Form 10-Q
period 2012-06-30
GREAT SOUTHERN BANCORP INC
filed 2012-08-09
CIK 854560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES ACT OF 1934

For the Quarterly Period ended June 30, 2012

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
Yes /  /   No /X/

The number of shares outstanding of each of the registrant's classes of common stock: 13,550,478 shares of common stock, par value $.01, outstanding at August 6, 2012.

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except number of shares)

	JUNE 30,	DECEMBER 31,
	2012	2011
	(Unaudited)
ASSETS
Cash	$89,435	$87,911
Interest-bearing deposits in other financial institutions	535,028	248,569
Federal funds sold	337	43,769
Cash and cash equivalents	624,800	380,249
Available-for-sale securities	819,191	875,411
Held-to-maturity securities (fair value $1,093 – June 2012;
$2,101 - December 2011)	920	1,865
Mortgage loans held for sale	28,176	28,920
Loans receivable, net of allowance for loan losses of
$40,722 - June 2012; $41,232 - December 2011	2,308,676	2,124,161
FDIC indemnification asset	148,618	108,004
Interest receivable	13,944	13,848
Prepaid expenses and other assets	78,358	85,175
Foreclosed assets held for sale, net	79,141	67,621
Premises and equipment, net	95,510	84,192
Goodwill and other intangible assets	7,318	6,929
Investment in Federal Home Loan Bank stock	11,077	12,088
Current and deferred income tax asset	—	1,549
Total Assets	$4,215,729	$3,790,012

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$3,392,957	$2,963,539
Federal Home Loan Bank advances	146,673	184,437
Securities sold under reverse repurchase agreements with customers	206,010	216,737
Short-term borrowings	522	660
Structured repurchase agreements	53,065	53,090
Subordinated debentures issued to capital trusts	30,929	30,929
Accrued interest payable	2,004	2,277
Advances from borrowers for taxes and insurance	2,970	1,572
Accounts payable and accrued expenses	17,358	12,184
Current and deferred income tax liability	10,420	--
Total Liabilities	3,862,908	3,465,425
Stockholders' Equity:
Capital stock
Serial preferred stock – $.01 par value; authorized 1,000,000 shares; issued and outstanding June 2012 and December 2011 - 57,943 shares	57,943	57,943
Common stock, $.01 par value; authorized 20,000,000 shares; issued and outstanding June 2012 – 13,506,400 shares;
December 2011 - 13,479,856 shares	134	134
Additional paid-in capital	17,524	17,183
Retained earnings	261,257	236,914
Accumulated other comprehensive gain	15,963	12,413
Total Stockholders' Equity	352,821	324,587
Total Liabilities and Stockholders' Equity	$4,215,729	$3,790,012
See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
	THREE MONTHS ENDED JUNE 30,
	2012	2011
INTEREST INCOME	(Unaudited)
Loans	$42,068	$42,243
Investment securities and other	6,153	6,901
TOTAL INTEREST INCOME	48,221	49,144
INTEREST EXPENSE
Deposits	5,786	6,661
Federal Home Loan Bank advances	1,132	1,304
Short-term borrowings and repurchase agreements	672	747
Subordinated debentures issued to capital trusts	154	140
TOTAL INTEREST EXPENSE	7,744	8,852
NET INTEREST INCOME	40,477	40,292
PROVISION FOR LOAN LOSSES	17,600	8,431
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	22,877	31,861

NON-INTEREST INCOME
Commissions	2,331	2,486
Service charges and ATM fees	4,881	4,473
Net realized gains on sales of loans	1,097	702
Net realized gains (losses) on sales and impairments of available-for-sale securities	1,251	(400)
Late charges and fees on loans	238	162
Net change in interest rate swap fair value	(117)	—
Initial gain recognized on business acquisition	31,312	—
Accretion (amortization) of income related to business acquisitions	(4,440)	(10,296)
Other income	1,400	714
TOTAL NON-INTEREST INCOME	37,953	(2,159)

NON-INTEREST EXPENSE
Salaries and employee benefits	14,700	11,709
Net occupancy and equipment expense	5,237	3,639
Postage	840	811
Insurance	1,107	1,498
Advertising	468	408
Office supplies and printing	355	354
Telephone	740	513
Legal, audit and other professional fees	1,568	723
Expense on foreclosed assets	1,228	627
Other operating expenses	3,823	1,855
TOTAL NON-INTEREST EXPENSE	30,066	22,137

INCOME BEFORE INCOME TAXES	30,764	7,565

PROVISION FOR INCOME TAXES	9,108	1,675

NET INCOME	21,656	5,890
Preferred stock dividends and discount accretion	144	782
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$21,512	$5,108
BASIC EARNINGS PER COMMON SHARE	$1.59	$0.38
DILUTED EARNINGS PER COMMON SHARE	$1.58	$0.37
DIVIDENDS DECLARED PER COMMON SHARE	$.18	$.18
See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	SIX MONTHS ENDED JUNE 30,
	2012	2011
INTEREST INCOME	(Unaudited)
Loans	$79,966	$84,327
Investment securities and other	12,932	13,858
TOTAL INTEREST INCOME	92,898	98,185
INTEREST EXPENSE
Deposits	11,570	14,147
Federal Home Loan Bank advances	2,406	2,601
Short-term borrowings and repurchase agreements	1,358	1,503
Subordinated debentures issued to capital trusts	315	281
TOTAL INTEREST EXPENSE	15,649	18,532
NET INTEREST INCOME	77,249	79,653
PROVISION FOR LOAN LOSSES	27,677	16,631
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	49,572	63,022

NON-INTEREST INCOME
Commissions	4,958	4,923
Service charges and ATM fees	9,372	8,535
Net realized gains on sales of loans	2,246	1,609
Net realized gains (losses) on sales and impairments of available-for-sale securities	1,280	(400)
Late charges and fees on loans	411	284
Net change in interest rate swap fair value	(20)	—
Initial gain recognized on business acquisition	31,312	—
Accretion (amortization) of income related to business acquisitions	(6,188)	(20,049)
Other income	3,048	1,168
TOTAL NON-INTEREST INCOME	46,419	(3,930)

NON-INTEREST EXPENSE
Salaries and employee benefits	28,579	23,281
Net occupancy and equipment expense	10,196	7,329
Postage	1,668	1,566
Insurance	2,229	2,945
Advertising	837	683
Office supplies and printing	752	632
Telephone	1,507	1,139
Legal, audit and other professional fees	2,437	1,485
Expense on foreclosed assets	1,668	1,056
Other operating expenses	7,002	3,631
TOTAL NON-INTEREST EXPENSE	56,875	43,747

INCOME BEFORE INCOME TAXES	39,116	15,345

PROVISION FOR INCOME TAXES	9,963	3,562

NET INCOME	29,153	11,783
PREFERRED STOCK DIVIDENDS AND DISCOUNT ACCRETION	290	1,628
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$28,863	$10,155
BASIC EARNINGS PER COMMON SHARE	$2.14	$0.75
DILUTED EARNINGS PER COMMON SHARE	$2.12	$0.73
DIVIDENDS DECLARED PER COMMON SHARE	$.36	$.36

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended June 30,
	2012	2011

Net Income	$21,656	$5,890

Unrealized appreciation on available-for-sale securities, net of
taxes of $1,515 and $3,266, for 2012 and 2011, respectively	2,814	6,066

Non-credit component of unrealized gain (loss) on available-for-sale debt securities for which a portion of an other-than-temporary impairment has been recognized, net of taxes of $31 and $200, for
2012 and 2011, respectively	58	371

Other-than-temporary impairment loss recognized in earnings on available for sale securities, net of taxes (credit) of $(92) and $(140),
for 2012 and 2011, respectively	(170)	(260)

Less: reclassification adjustment for gains included in net income,
net of taxes of $437 and $0 for 2012 and 2011, respectively	814	--

Comprehensive Income	$23,544	$12,067

	Six Months Ended June 30,
	2012	2011

Net Income	$29,153	$11,783

Unrealized appreciation on available-for-sale securities, net of
taxes of $2,454 and $2,317, for 2012 and 2011, respectively	4,558	4,303

Non-credit component of unrealized gain (loss) on available-for-sale debt securities for which a portion of an other-than-temporary impairment has been recognized, net of taxes (credit) of $(3) and $247, for
2012 and 2011, respectively	(6)	458

Other-than-temporary impairment loss recognized in earnings on available for sale securities, net of taxes (credit) of $(92) and $(140),
for 2012 and 2011, respectively	(170)	(260)

Less: reclassification adjustment for gains included in net income,
net of taxes of $447 and $0 for 2012 and 2011, respectively	832	--

Comprehensive Income	$32,703	$16,284

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	SIX MONTHS ENDED JUNE 30,
	2012	2011
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$29,153	$11,783
Proceeds from sales of loans held for sale	117,055	86,449
Originations of loans held for sale	(116,480)	(71,913)
Items not requiring (providing) cash:
Depreciation	3,359	2,416
Amortization of other assets	2,964	1,121
Compensation expense for stock option grants	214	239
Provision for loan losses	27,677	16,631
Net gains on loan sales	(2,246)	(1,609)
Net (gains) losses on sale or impairment of available-for-sale investment securities	(1,280)	400
Net losses on sale of premises and equipment	177	150
(Gain) loss on sale of foreclosed assets	(349)	(536)
Gain on purchase of additional business units	(31,312)	—
Amortization of deferred income, premiums, discounts
and fair value adjustments	2,585	17,998
(Gain) loss on derivative interest rate products	20	—
Deferred income taxes	9,737	(7,453)
Changes in:
Interest receivable	1,576	938
Prepaid expenses and other assets	62,344	4,377
Accounts payable and accrued expenses	1,538	(1,256)
Income taxes refundable/payable	320	432
Net cash provided by operating activities	107,052	60,167
CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in loans	40,781	(70,154)
Purchase of loans	(12,107)	(150)
Proceeds from sale of student loans	—	798
Cash received from purchase of additional business units	75,328	—
Purchase of additional business units	—	(1)
Purchase of premises and equipment	(15,008)	(8,587)
Proceeds from sale of premises and equipment	154	140
Proceeds from sale of foreclosed assets	24,460	7,167
Capitalized costs on foreclosed assets	(95)	(198)
Proceeds from sales of available-for-sale investment securities	74,699	—
Proceeds from maturing investment securities	1,830	1,202
Proceeds from called investment securities	26,835	6,745
Principal reductions on mortgage-backed securities	68,006	61,963
Purchase of available-for-sale securities	(75,433)	(126,423)
Purchase of held-to-maturity investment securities	—	(840)
Redemption of Federal Home Loan Bank stock	1,596	331
Net cash provided by (used in) investing activities	211,046	(128,007)
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in certificates of deposit	(105,078)	(67,281)
Net increase in checking and savings deposits	78,625	94,698
Repayments of Federal Home Loan Bank advances	(32,710)	(1,228)
Net decrease in short-term borrowings and structured repo	(10,865)	(27,605)
Advances from borrowers for taxes and insurance	1,387	910
Dividends paid	(5,373)	(6,293)
Stock options exercised	467	93
Net cash used in financing activities	(73,547)	(6,706)
INCREASE IN CASH AND CASH EQUIVALENTS	244,551	(74,546)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	380,249	429,971
CASH AND CASH EQUIVALENTS, END OF PERIOD	$624,800	355,425
See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Great Southern Bancorp, Inc. (the "Company" or "Great Southern") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The financial statements presented herein reflect all adjustments which are, in the opinion of management, necessary to fairly present the financial condition, results of operations and cash flows of the Company for the periods presented. Those adjustments consist only of normal recurring adjustments. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the full year. The consolidated statement of financial condition of the Company as of December 31, 2011, has been derived from the audited consolidated statement of financial condition of the Company as of that date.   Certain prior period amounts have been reclassified to conform to the current period presentation.  These reclassifications had no effect on net income.

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

NOTE 5: EARNINGS PER SHARE

	Three Months Ended June 30,
	2012	2011
	(In Thousands, Except
	Per Share Data)

Basic:
Average shares outstanding	13,501	13,457
Net income available to common shareholders	$21,512	$5,108
Per share amount	$1.59	$0.38

Diluted:
Average shares outstanding	13,501	13,457
Net effect of dilutive stock options and warrants – based on the treasury
stock method using average market price	98	498
Diluted shares	13,599	13,955
Net income available to common shareholders	$21,512	$5,108
Per share amount	$1.58	$0.37

	Six Months Ended June 30,
	2012	2011
	(In Thousands, Except
	Per Share Data)

Basic:
Average shares outstanding	13,501	13,457
Net income available to common shareholders	$28,863	$10,155
Per share amount	$2.14	$0.75

Diluted:
Average shares outstanding	13,501	13,457
Net effect of dilutive stock options and warrants – based on the treasury
stock method using average market price	98	531
Diluted shares	13,599	13,988
Net income available to common shareholders	$28,863	$10,155
Per share amount	$2.12	$0.73

Options to purchase 289,922 and 529,160 shares of common stock were outstanding at June 30, 2012 and 2011, respectively, but were not included in the computation of diluted earnings per share for each period because the options’ exercise prices were greater than the average market prices of the common shares for the six months ended June 30, 2012 and 2011, respectively.

NOTE 6: INVESTMENT SECURITIES

	June 30, 2012
		Gross	Gross		Tax
	Amortized	Unrealized	Unrealized	Fair	Equivalent
	Cost	Gains	Losses	Value	Yield
	(In Thousands)

AVAILABLE-FOR-SALE SECURITIES:
U.S. government agencies	$30,000	$18	$—	$30,018	1.25%
Collateralized mortgage obligations	4,858	154	239	4,773	5.29
Mortgage-backed securities	585,327	14,904	75	600,156	2.75
Small Business Administration
loan pools	53,027	723	11	53,739	1.83
States and political subdivisions	120,141	7,644	—	127,785	5.66
Corporate bonds	49	245	—	294	42.08
Equity securities	1,230	1,196	—	2,426	—
	$794,632	$24,884	$325	$819,191	3.09%

HELD-TO-MATURITY SECURITIES:
States and political subdivisions	$920	$173	$—	$1,093	7.37%

	December 31, 2011
		Gross	Gross		Tax
	Amortized	Unrealized	Unrealized	Fair	Equivalent
	Cost	Gains	Losses	Value	Yield
	(In Thousands)

AVAILABLE-FOR-SALE SECURITIES:
U.S. government agencies	$20,000	$60	$—	$20,060	1.12%
Collateralized mortgage obligations	5,220	—	380	4,840	5.53
Mortgage-backed securities	628,729	13,728	802	641,655	3.12
Small Business Administration
loan pools	55,422	1,070	—	56,492	1.68
States and political subdivisions	145,663	5,478	903	150,238	5.72
Corporate bonds	50	245	—	295	39.65
Equity securities	1,230	601	—	1,831	—
	$856,314	$21,182	$2,085	$875,411	3.44%

HELD-TO-MATURITY SECURITIES:
States and political subdivisions	$1,865	$236	$—	$2,101	4.39%

The amortized cost and fair value of available-for-sale securities at June 30, 2012, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In Thousands)

One year or less	$1,120	$1,120
After one through five years	975	993
After five through ten years	10,556	10,986
After ten years	190,566	198,737
Securities not due on a single maturity date	590,185	604,929
Equity securities	1,230	2,426

	$794,632	$819,191

The held-to-maturity securities at June 30, 2012, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In Thousands)

After five through ten years	$920	$1,093

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at June 30, 2012 and December 31, 2011, respectively, was approximately $42.6 million and $172.6 million, which is approximately 5.2% and 19.7% of the Company’s available-for-sale and held-to-maturity investment portfolio, respectively.

Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these debt securities are temporary at June 30, 2012.

During the three and six months ended June 30, 2012, the Company determined that the impairment of a non-agency collateralized mortgage obligation with a book value of $962,000 had become other than temporary.  Consequently, the Company recorded a $262,000 pre-tax charge to income.  During the three and six months ended June 30, 2011, the Company determined that the impairment of a non-agency collateralized mortgage obligation with a book value of $1.8 million had become other than temporary.  Consequently, the Company recorded a $400,000 pre-tax charge to income.

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2012 and December 31, 2011:

	June 30, 2012
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)

Collateralized mortgage
obligations	$—	$—	$1,124	$(239)	$1,124	$(239)
Mortgage-backed securities	13,973	(29)	17,629	(46)	31,602	(75)
Small Business
Administration loan pools	9,876	(11)	—	—	9,876	(11)
	$23,849	$(40)	$18,753	$(285)	$42,602	$(325)

	December 31, 2011
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)

Collateralized mortgage
obligations	$3,760	$(110)	$1,460	$(270)	$5,220	$(380)
Mortgage-backed securities	61,720	(365)	91,824	(437)	153,544	(802)
States and political
subdivisions	6,436	(44)	7,381	(859)	13,817	(903)
	$71,916	$(519)	$100,665	$(1,566)	$172,581	$(2,085)

Gross gains of $2.1 million and gross losses of $559,000 resulting from sales of available-for-sale securities were realized for the three and six months ended June 30, 2012.  No securities were sold during the three and six months ended June 30, 2011, and therefore, no gains or losses on sales were realized.  Gains and losses on sales of securities are determined on the specific-identification method.

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

Accumulated
Credit Losses
(In Thousands)
Credit losses on debt securities held
April 1, 2012	$3,598
Additions related to other-than-temporary losses not previously recognized	—
Additions related to increases in credit losses on debt securities for which
other-than-temporary impairment losses were previously recognized	262
Reductions due to sales	—

June 30, 2012	$3,860

Accumulated
Credit Losses
(In Thousands)
Credit losses on debt securities held
April 1, 2011	$2,983
Additions related to other-than-temporary losses not previously recognized	—
Additions related to increases in credit losses on debt securities for which
other-than-temporary impairment losses were previously recognized	400
Reductions due to sales	—

June 30, 2011	$3,383

Accumulated
Credit Losses
(In Thousands)
Credit losses on debt securities held
January 1, 2012	$3,598
Additions related to other-than-temporary losses not previously recognized	—
Additions related to increases in credit losses on debt securities for which
other-than-temporary impairment losses were previously recognized	262
Reductions due to sales	—

June 30, 2012	$3,860

Accumulated
Credit Losses
(In Thousands)
Credit losses on debt securities held
January 1, 2011	$2,983
Additions related to other-than-temporary losses not previously recognized	—
Additions related to increases in credit losses on debt securities for which
other-than-temporary impairment losses were previously recognized	400
Reductions due to sales	—

June 30, 2011	$3,383

NOTE 7: LOANS AND ALLOWANCE FOR LOAN LOSSES

	June 30,	December 31,
	2012	2011
	(In Thousands)

One- to four-family residential construction	$27,183	$23,976
Subdivision construction	40,555	61,140
Land development	68,533	68,771
Commercial construction	102,640	119,589
Owner occupied one- to four-family residential	89,881	91,994
Non-owner occupied one- to four-family residential	148,024	145,781
Commercial real estate	620,023	639,857
Other residential	286,076	243,742
Commercial business	232,650	236,384
Industrial revenue bonds	45,337	59,750
Consumer auto	65,812	59,368
Consumer other	81,210	77,540
Home equity lines of credit	49,205	47,114
FDIC-supported loans, net of discounts (TeamBank)	91,407	128,875
FDIC-supported loans, net of discounts (Vantus Bank)	107,485	123,036
FDIC-supported loans, net of discounts (Sun Security Bank)	110,478	144,626
FDIC-supported loans, net of discounts (InterBank)	276,976	—
	2,443,475	2,271,543
Undisbursed portion of loans in process	(91,639)	(103,424)
Allowance for loan losses	(40,722)	(41,232)
Deferred loan fees and gains, net	(2,438)	(2,726)
	$2,308,676	$2,124,161

Weighted average interest rate	5.60%	5.86%

Classes of loans by aging were as follows:
	June 30, 2012
							Total Loans
	30-59 Days	60-89 Days	Over 90	Total Past		Total Loans	> 90 Days and
	Past Due	Past Due	Days	Due	Current	Receivable	Still Accruing
	(In Thousands)
One- to four-family
residential construction	$—	$—	$—	$—	$27,183	$27,183	$—
Subdivision construction	79	—	1,501	1,580	38,975	40,555	—
Land development	12	—	2,514	2,526	66,007	68,533	—
Commercial construction	—	—	1,691	1,691	100,949	102,640	—
Owner occupied one- to four-
family residential	509	716	2,080	3,305	86,576	89,881	139
Non-owner occupied one- to
four-family residential	1,946	—	4,600	6,546	141,478	148,024	—
Commercial real estate	11,576	323	1,640	13,539	606,484	620,023	—
Other residential	—	—	2,950	2,950	283,126	286,076	—
Commercial business	316	379	2,913	3,608	229,042	232,650	—
Industrial revenue bonds	—	—	2,110	2,110	43,227	45,337	—
Consumer auto	499	23	106	628	65,184	65,812	4
Consumer other	1,122	380	455	1,957	79,253	81,210	161
Home equity lines of credit	59	—	79	138	49,067	49,205	—
FDIC-supported loans, net of
discounts (TeamBank)	373	83	20,026	20,482	70,925	91,407	8
FDIC-supported loans, net of
discounts (Vantus Bank)	495	214	9,224	9,933	97,552	107,485	1
FDIC-supported loans,
net of discounts
(Sun Security Bank)	5,508	2,717	30,360	38,585	71,893	110,478	671
FDIC-supported loans,
net of discounts
(InterBank)	2,365	2,952	16,705	22,022	254,954	276,976	—
	24,859	7,787	98,954	131,600	2,311,875	2,443,475	984
Less FDIC-supported loans,
net of discounts	8,741	5,966	76,315	91,022	495,324	586,346	680

Total	$16,118	$1,821	$22,639	$40,578	$1,816,551	$1,857,129	$304

	December 31, 2011
							Total Loans
	30-59 Days	60-89 Days	Over 90	Total Past		Total Loans	> 90 Days and
	Past Due	Past Due	Days	Due	Current	Receivable	Still Accruing
	(In Thousands)
One- to four-family
residential construction	$2,082	$342	$186	$2,610	$21,366	$23,976	$—
Subdivision construction	4,014	388	6,661	11,063	50,077	61,140	—
Land development	—	4	2,655	2,659	66,112	68,771	—
Commercial construction	—	—	—	—	119,589	119,589	—
Owner occupied one- to four-
family residential	833	—	3,888	4,721	87,273	91,994	40
Non-owner occupied one- to
four-family residential	117	—	3,425	3,542	142,239	145,781	—
Commercial real estate	6,323	535	6,204	13,062	626,795	639,857	—
Other residential	—	—	—	—	243,742	243,742	—
Commercial business	426	10	1,362	1,798	234,586	236,384	—
Industrial revenue bonds	—	—	2,110	2,110	57,640	59,750	—
Consumer auto	455	56	117	628	58,740	59,368	10
Consumer other	1,508	641	715	2,864	74,676	77,540	356
Home equity lines of credit	45	29	174	248	46,866	47,114	—
FDIC-supported loans, net of
discounts (TeamBank)	2,422	862	19,215	22,499	106,376	128,875	—
FDIC-supported loans, net of
discounts (Vantus Bank)	562	57	5,999	6,618	116,418	123,036	5
FDIC-supported loans,
net of discounts
(Sun Security Bank)	5,628	6,851	40,299	52,778	91,848	144,626	150
	24,415	9,775	93,010	127,200	2,144,343	2,271,543	561
Less FDIC-supported loans,
net of discounts	8,612	7,770	65,513	81,895	314,642	396,537	155

Total	$15,803	$2,005	$27,497	$45,305	$1,829,701	$1,875,006	$406
Nonaccruing loans (excluding FDIC-supported loans, net of discount) are summarized as follows:

	June 30,	December 31,
	2012	2011
	(In Thousands)

One- to four-family residential construction	$--	$186
Subdivision construction	1,500	6,661
Land development	4,205	2,655
Commercial construction	—	—
Owner occupied one- to four-family residential	1,928	3,848
Non-owner occupied one- to four-family residential	4,084	3,425
Commercial real estate	1,642	6,204
Other residential	2,950	—
Commercial business	2,912	1,362
Industrial revenue bonds	2,110	2,110
Consumer auto	101	107
Consumer other	849	359
Home equity lines of credit	54	174

Total	$22,335	$27,091

The following table presents the activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2012.  Also presented are the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of June 30, 2012:

	One- to Four-
	Family
	Residential and	Other	Commercial	Commercial	Commercial
	Construction	Residential	Real Estate	Construction	Business	Consumer	Total
	(In Thousands)
Allowance for loan losses
Balance April 1, 2012	$9,413	$4,023	$20,109	$3,155	$3,059	$1,773	$41,532
Provision charged to expense	598	2,924	3,191	8,689	680	1,518	17,600
Losses charged off	(2,135)	(3,252)	(7,795)	(5,132)	(512)	(727)	(19,553)
Recoveries	23	317	87	217	114	385	1,143
Balance June 30, 2012	$7,899	$4,012	$15,592	$6,929	$3,341	$2,949	$40,722

Balance January 1, 2012	$11,424	$3,088	$18,390	$2,982	$2,974	$2,374	$41,232
Provision charged to expense	(1,106)	3,857	9,316	13,298	1,246	1,066	27,677
Losses charged off	(2,494)	(3,252)	(12,205)	(9,592)	(1,053)	(962)	(29,558)
Recoveries	75	319	91	241	174	471	1,371
Balance June 30, 2012	$7,899	$4,012	$15,592	$6,929	$3,341	$2,949	$40,722

Ending balance:
Individually evaluated for
impairment	$2,029	$246	$1,143	$3,976	$517	$147	$8,058
Collectively evaluated for
impairment	$5,870	$3,766	$14,449	$2,942	$2,825	$2,802	$32,654
Loans acquired and
accounted for under ASC 310-30	$—	$—	$—	$10	$—	$—	$10

Loans
Individually evaluated for
impairment	$20,318	$17,335	$39,634	$20,763	$6,955	$917	$105,922
Collectively evaluated for
impairment	$285,325	$268,741	$625,726	$150,410	$225,695	$195,310	$1,751,207
Loans acquired and
accounted for under ASC 310-30	$300,122	$60,216	$164,276	$1,787	$19,559	$40,386	$586,346

The following table presents the activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2011:

	One- to Four-
	Family
	Residential and	Other	Commercial	Commercial	Commercial
	Construction	Residential	Real Estate	Construction	Business	Consumer	Total
	(In Thousands)
Balance April 1, 2011	$11,546	$3,798	$15,807	$5,235	$3,010	$2,438	$41,834
Provision charged to expense	772	1,756	2,673	2,348	38	844	8,431
Losses charged off	(758)	(1,926)	(3,526)	(2,433)	(924)	(917)	(10,484)
Recoveries	2	1	49	5	200	449	706
Balance June 30, 2011	$11,562	$3,629	$15,003	$5,155	$2,324	$2,814	$40,487

Balance January 1, 2011	$11,483	$3,866	$14,336	$5,852	$3,281	$2,669	$41,487
Provision charged to expense	4,010	2,649	5,885	3,145	8	934	16,631
Losses charged off	(3,959)	(2,888)	(5,269)	(3,851)	(1,716)	(1,807)	(19,490)
Recoveries	28	2	51	9	751	1,018	1,859
Balance June 30, 2011	$11,562	$3,629	$15,003	$5,155	$2,324	$2,814	$40,487

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

•	The other residential and construction segment corresponds to the other residential class
•	The commercial real estate segment includes the commercial real estate and industrial revenue bonds classes
•	The commercial construction segment includes the land development and commercial construction classes
•	The commercial business segment corresponds to the commercial business class
•	The consumer segment includes the consumer auto, consumer other and home equity lines of credit classes

  Impaired loans are summarized as follows:

	June 30, 2012
		Unpaid
	Recorded	Principal	Specific
	Balance	Balance	Allowance
	(In Thousands)

One- to four-family residential construction	$687	$687	$251
Subdivision construction	3,810	5,486	262
Land development	19,233	20,710	3,842
Commercial construction	1,530	1,530	134
Owner occupied one- to four-family residential	4,856	5,309	488
Non-owner occupied one- to four-family residential	10,965	11,402	1,028
Commercial real estate	39,634	41,887	1,045
Other residential	17,335	18,600	246
Commercial business	3,447	4,365	517
Industrial revenue bonds	3,508	3,588	98
Consumer auto	158	180	25
Consumer other	669	774	99
Home equity lines of credit	90	98	23

Total	$105,922	$114,616	$8,058

	Three Months Ended		Six Months Ended
	June 30, 2012		June 30, 2012
	Average		Average
	Investment	Interest	Investment	Interest
	in Impaired	Income	in Impaired	Income
	Loans	Recognized	Loans	Recognized
	(In Thousands)

One- to four-family residential construction	$687	$11	$801	$22
Subdivision construction	10,206	107	13,743	287
Land development	13,206	389	10,516	481
Commercial construction	510	35	255	35
Owner occupied one- to four-family residential	5,088	115	5,156	162
Non-owner occupied one- to four-family residential	11,579	293	11,087	454
Commercial real estate	38,718	988	45,031	1,524
Other residential	22,419	463	17,252	581
Commercial business	3,742	84	4,245	160
Industrial revenue bonds	3,508	—	3,042	—
Consumer auto	158	8	167	12
Consumer other	688	40	655	62
Home equity lines of credit	111	3	137	6

Total	$110,620	$2,536	$112,087	$3,786

	At or for the Year Ended December 31, 2011
				Average
		Unpaid		Investment	Interest
	Recorded	Principal	Specific	in Impaired	Income
	Balance	Balance	Allowance	Loans	Recognized
	(In Thousands)

One- to four-family residential construction	$873	$917	$12	$1,939	$39
Subdivision construction	12,999	14,730	2,953	10,154	282
Land development	7,150	7,317	594	9,983	379
Commercial construction	—	—	—	308	—
Owner occupied one- to four-family residential	5,481	6,105	776	4,748	76
Non-owner occupied one- to four-family residential	11,259	11,768	1,249	9,658	425
Commercial real estate	49,961	55,233	3,562	34,403	1,616
Other residential	12,102	12,102	89	9,475	454
Commercial business	4,679	5,483	736	4,173	125
Industrial revenue bonds	2,110	2,190	22	2,137	—
Consumer auto	147	168	3	192	6
Consumer other	579	680	22	544	10
Home equity lines of credit	174	184	12	227	1

Total	$107,514	$116,877	$10,030	$87,941	$3,413

	June 30, 2011
		Unpaid
	Recorded	Principal	Specific
	Balance	Balance	Allowance
	(In Thousands)

One- to four-family residential construction	$2,106	$2,197	$121
Subdivision construction	8,543	9,467	1,498
Land development	7,330	7,995	1,288
Commercial construction	—	—	—
Owner occupied one- to four-family residential	3,960	4,529	601
Non-owner occupied one- to four-family residential	9,126	9,323	1,074
Commercial real estate	22,038	24,641	1,795
Other residential	8,330	9,266	369
Commercial business	2,366	3,212	502
Industrial revenue bonds	2,110	2,190	105
Consumer auto	121	141	6
Consumer other	550	615	63
Home equity lines of credit	120	129	17

Total	$66,700	$73,705	$7,439

	Three Months Ended		Six Months Ended
	June 30, 2011		June 30, 2011
	Average		Average
	Investment	Interest	Investment	Interest
	in Impaired	Income	in Impaired	Income
	Loans	Recognized	Loans	Recognized
	(In Thousands)

One- to four-family residential construction	$2,006	$9	$1,882	$18
Subdivision construction	8,314	54	8,909	115
Land development	11,066	70	12,751	233
Commercial construction	—	—	617	—
Owner occupied one- to four-family residential	3,838	10	4,568	34
Non-owner occupied one- to four-family residential	9,446	98	9,944	201
Commercial real estate	23,901	205	26,282	461
Other residential	9,701	93	11,032	191
Commercial business	3,497	13	5,264	62
Industrial revenue bonds	2,137	—	2,163	—
Consumer auto	109	1	262	4
Consumer other	575	3	579	7
Home equity lines of credit	182	—	267	1

Total	$74,772	$556	$84,520	$1,327

At June 30, 2012 and December 31, 2011, all impaired loans had specific valuation allowances.

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

At June 30, 2012, the Company had $5.9 million of construction loans, $18.3 million of single family and multi-family residential mortgage loans, $31.3 million of commercial real estate loans, $2.8 million of commercial business loans and $133,000 of consumer loans that were modified in troubled debt restructurings and impaired.  Of the total troubled debt restructurings, $47.9 million were accruing interest at June 30, 2012.  During the previous 12 months, three non-owner occupied residential mortgage loans totaling $164,000, three commercial real estate loans totaling $1.4 million, and one consumer loan totaling $20,000, were modified as troubled debt restructurings and had payment defaults subsequent to the modifications.  When loans modified as troubled debt restructuring have subsequent payment defaults, the defaults are factored into the determination of the allowance for loan losses to ensure specific valuation allowances reflect amounts considered uncollectible. At December 31, 2011, the Company had $9.0 million of construction loans, $17.0 million of residential mortgage loans, $31.3 million of commercial real estate loans, $671,000 of commercial business loans and $156,000 of consumer loans that were modified in troubled debt restructurings and impaired.  Of the total troubled debt restructurings, $50.8 million were accruing interest at December 31, 2011.

The Company reviews the credit quality of its loan portfolio using an internal grading system that classifies loans as “Satisfactory,” “Watch,” “Special Mention” and “Substandard.”  Substandard loans are characterized by the distinct possibility that the Bank will sustain some loss if certain deficiencies are not corrected.  Special mention loans possess potential weaknesses that deserve management’s close attention but do not expose the Bank to a degree of risk that warrants substandard classification.  Loans classified as watch are being monitored because of indications of potential weaknesses or deficiencies that may require future classification as special mention or substandard.  Loans not meeting any of the criteria previously described are considered satisfactory.  The FDIC-covered loans are evaluated using this internal grading system.  However, since these loans are accounted for in pools and are currently substantially covered through loss sharing agreements with the FDIC, all of the loan pools were considered satisfactory at June 30, 2012 and December 31, 2011, respectively.  See Note 8 for further discussion of the acquired loan pools and loss sharing agreements.  The loan grading system is presented by loan class below:

	June 30, 2012
			Special
	Satisfactory	Watch	Mention	Substandard	Total
	(In Thousands)
One- to four-family residential
construction	$26,168	$328	$—	$687	$27,183
Subdivision construction	34,114	2,631	—	3,810	40,555
Land development	48,263	1,764	—	18,506	68,533
Commercial construction	101,110	—	—	1,530	102,640
Owner occupied one- to four-family
residential	85,660	619	—	3,602	89,881
Non-owner occupied one- to four-family
residential	132,352	5,139	—	10,533	148,024
Commercial real estate	542,370	57,351	—	20,302	620,023
Other residential	257,514	16,454	—	12,108	286,076
Commercial business	220,576	8,627	—	3,447	232,650
Industrial revenue bonds	41,829	—	—	3,508	45,337
Consumer auto	65,656	—	—	156	65,812
Consumer other	80,580	—	—	630	81,210
Home equity lines of credit	49,115	—	—	90	49,205
FDIC-supported loans, net of discounts
(TeamBank)	91,407	—	—	—	91,407
FDIC-supported loans, net of discounts
(Vantus Bank)	107,485	—	—	—	107,485
FDIC-supported loans, net of discounts
(Sun Security Bank)	110,478	—	—	—	110,478
FDIC-supported loans, net of discounts
(Inter Bank)	276,976	—	—	—	276,976

Total	$2,271,653	$92,913	$—	$78,909	$2,443,475

	December 31, 2011
			Special
	Satisfactory	Watch	Mention	Substandard	Total
	(In Thousands)
One- to four-family residential
construction	$21,436	$2,354	$—	$186	$23,976
Subdivision construction	45,754	2,701	—	12,685	61,140
Land development	41,179	20,902	245	6,445	68,771
Commercial construction	119,589	—	—	—	119,589
Owner occupied one- to four-family
residential	86,725	1,018	—	4,251	91,994
Non-owner occupied one- to four-family
residential	129,458	5,232	249	10,842	145,781
Commercial real estate	542,712	51,757	13,384	32,004	639,857
Other residential	222,940	13,262	—	7,540	243,742
Commercial business	225,664	5,403	638	4,679	236,384
Industrial revenue bonds	57,640	—	—	2,110	59,750
Consumer auto	59,237	—	—	131	59,368
Consumer other	77,006	—	—	534	77,540
Home equity lines of credit	46,940	—	—	174	47,114
FDIC-supported loans, net of discounts
(TeamBank)	128,875	—	—	—	128,875
FDIC-supported loans, net of discounts
(Vantus Bank)	123,036	—	—	—	123,036
FDIC-supported loans, net of discounts
(Sun Security Bank)	144,626	—	—	—	144,626
Total	$2,072,817	$102,629	$14,516	$81,581	$2,271,543

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

The loans, commitments and foreclosed assets purchased in the TeamBank transaction are covered by a loss sharing agreement between the FDIC and Great Southern Bank which affords the Bank at least 80% protection against losses. Under the loss sharing agreement, the Bank will share in the losses on assets covered under the agreement (referred to as covered assets). On losses up to $115.0 million, the FDIC has agreed to reimburse the Bank for 80% of the losses. On losses exceeding $115.0 million, the FDIC has agreed to reimburse the Bank for 95% of the losses.  Realized losses covered by the loss sharing agreement include loan contractual balances (and related unfunded commitments that were acquired), accrued interest on loans for up to 90 days, the book value of foreclosed real estate acquired, and certain direct costs, less cash or other consideration received by the Bank.  This agreement extends for ten years for 1-4 family real estate loans and for five years for other loans.  The value of this loss sharing agreement was considered in determining fair values of loans and foreclosed assets acquired.  The loss sharing agreement is subject to the Bank following servicing procedures as specified in the agreement with the FDIC.  The expected reimbursements under the loss sharing agreement were recorded as an indemnification asset at their preliminary estimated fair value on the acquisition date.  Based upon the acquisition date fair values of the net assets acquired, no goodwill was recorded.  A discount was recorded in conjunction with the fair value of the acquired loans and the amount accreted to yield during the three and six months ended June 30, 2012 was $348,000 and $775,000, respectively.  The amount accreted to yield during the three and six months ended June 30, 2011 was $668,000 and $1.4 million, respectively.

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

The loans, commitments and foreclosed assets purchased in the Vantus Bank transaction are covered by a loss sharing agreement between the FDIC and Great Southern Bank which affords the Bank at least 80%  protection against losses. Under the loss sharing agreement, the Bank will share in the losses on assets covered under the agreement (referred to as covered assets). On losses up to $102.0 million, the FDIC has agreed to reimburse the Bank for 80% of the losses. On losses exceeding $102.0 million, the FDIC has agreed to reimburse the Bank for 95% of the losses. Realized losses covered by the loss sharing agreement include loan contractual balances (and related unfunded commitments that were acquired), accrued interest on loans for up to 90 days, the book value of foreclosed real estate acquired, and certain direct costs, less cash or other consideration received by the Bank.  This agreement extends for ten years for 1-4 family real estate loans and for five years for other loans.  The value of this loss sharing agreement was considered in determining fair values of loans and foreclosed assets acquired.  The loss sharing agreement is subject to the Bank following servicing procedures as specified in the agreement with the FDIC.  The expected reimbursements under the loss sharing agreement were recorded as an indemnification asset at their preliminary estimated fair value on the acquisition date.  Based upon the acquisition date fair values of the net assets acquired, no goodwill was recorded.  A discount was recorded in conjunction with the fair value of the acquired loans and the amount accreted to yield during the three and six months ended June 30, 2012 was $104,000 and $262,000, respectively.  The amount accreted to yield during the three and six months ended June 30, 2011 was $247,000 and $523,000, respectively.

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

The loans and foreclosed assets purchased in the Sun Security Bank transaction are covered by a loss sharing agreement between the FDIC and Great Southern Bank.  Under the loss sharing agreement, the FDIC has agreed to cover 80% of the losses on the loans (excluding approximately $4 million of consumer loans) and foreclosed assets purchased subject to certain limitations.  Realized losses covered by the loss sharing agreement include loan contractual balances (and related unfunded commitments that were acquired), accrued interest on loans for up to 90 days, the book value of foreclosed real estate acquired, and certain direct costs, less cash or other consideration received by Great Southern.  This agreement extends for ten years for 1-4 family real estate loans and for five years for other loans.  The value of this loss sharing agreement was considered in determining fair values of loans and foreclosed assets acquired.  The loss sharing agreement is subject to the Bank following servicing procedures as specified in the agreement with the FDIC.  The expected reimbursements under the loss sharing agreement were recorded as an indemnification asset at their preliminary estimated fair value on the acquisition date.  Based upon the acquisition date fair values of the net assets acquired, no goodwill was recorded.  The Bank recorded the fair value of the acquired loans at their estimated fair value on the acquisition date.  The Company’s estimates of its cash flows to be collected regarding the Sun Security assets has not materially changed.  A discount was recorded in conjunction with the fair value of the acquired loans and the amount accreted to yield during the three and six months ended June 30, 2012 was $373,000 and $652,000.

On April 27, 2012, Great Southern Bank entered into a purchase and assumption agreement with loss share with the FDIC to assume all of the deposits and acquire certain assets of Inter Savings Bank, FSB (“InterBank”), a full service bank headquartered in Maple Grove, Minnesota.  Established in 1965, InterBank operated four locations in three counties in the Minneapolis-St. Paul area.  Great Southern Bank assumed deposits with a fair value of $456.3 million at no premium and purchased loans with a fair value of $285.5 million and foreclosed assets with a fair value of $6.2 million at a discount of $59.9 million.

The loans and foreclosed assets purchased in the InterBank transaction are covered by a loss sharing agreement between the FDIC and Great Southern Bank.  Under the loss sharing agreement, the FDIC has agreed to cover 80% of the losses on the loans (excluding approximately $60,000 of consumer loans) and foreclosed assets purchased subject to certain limitations.  Realized losses covered by the loss sharing agreement include loan contractual balances (and related unfunded commitments that were acquired), accrued interest on loans for up to 90 days, the book value of foreclosed real estate acquired, and certain direct costs, less cash or other consideration received by Great Southern.  This agreement extends for ten years for 1-4 family real estate loans and for five years for other loans.  The value of this loss sharing agreement was considered in determining fair values of loans and foreclosed assets acquired.  The loss sharing agreement is subject to the Bank following servicing procedures as specified in the agreement with the FDIC.  The expected reimbursements under the loss sharing agreement were recorded as an indemnification asset at their preliminary estimated fair value on the acquisition date.  Based upon the acquisition date fair values of the net assets acquired, no goodwill was recorded.  The Bank recorded the fair value of the acquired loans at their estimated fair value on the acquisition date.  The Company’s estimates of its cash flows to be collected regarding the InterBank assets has not materially changed.  A premium was recorded in conjunction with the fair value of the acquired loans and the amount amortized to yield during the three and six months ended June 30, 2012 was $194,000.

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

The amount of the estimated cash flows expected to be received from the acquired loan pools in excess of the fair values recorded for the loan pools is referred to as the accretable yield.  The accretable yield is recognized as interest income over the estimated lives of the loans.  The Company continues to evaluate the fair value of the loans including cash flows expected to be collected.  Increases in the Company’s cash flow expectations are recognized as increases to the accretable yield while decreases are recognized as impairments through the allowance for loan losses.  During the three and six months ended June 30, 2012, increases in expected cash flows related to the TeamBank, Vantus Bank and Sun Security Bank acquired loan portfolios resulted in adjustments of $8.8 million and $10.0 million, respectively, to the accretable yield to be spread over the estimated remaining lives of the loans on a level-yield basis. During the three and six months ended June 30, 2011, similar such adjustments totaling $7.9 million $11.3 million, respectively, were made to the accretable yield.  The current year increases in expected cash flows also reduced the amount of expected reimbursements under the loss sharing agreements.  During the three and six months ended June 30, 2012, this resulted in a corresponding adjustment of $7.1 million and $8.0 million, respectively, to the indemnification assets to be amortized on a level-yield basis over the remainder of the loss sharing agreements or the remaining expected lives of the loan pools, whichever is shorter.

Because these adjustments will be recognized over the remaining lives of the loan pools and the remainder of the loss sharing agreements, respectively, they will impact future periods as well.  The remaining accretable yield adjustment that will affect interest income is $14.0 million and the remaining adjustment to the indemnification assets that will affect non-interest income (expense) is $(11.6) million.  Of the remaining adjustments, we expect to recognize $9.0 million of interest income and $(7.7) million of non-interest income (expense) in the remainder of 2012.  Additional adjustments may be recorded in future periods from the 2009, 2011 and 2012 acquisitions, as the Company continues to estimate expected cash flows from the acquired loan pools.

The impact of adjustments on the Company’s financial results is shown below:

	Three Months Ended		Six Months Ended
	June 30, 2012		June 30, 2012
	(In Thousands, Except Per Share Data
	and Basis Points Data)

Impact on net interest income/
net interest margin (in basis points)	$8,017	86 bps	$14,180	80 bps
Non-interest income	(6,619)		(11,150)
Net impact to pre-tax income	$1,398		$3,030
Net impact net of taxes	$909		$1,970
Impact to diluted earnings per common share	$0.07		$0.14

	Three Months Ended		Six Months Ended
	June 30, 2011		June 30, 2011
	(In Thousands, Except Per Share Data
	and Basis Points Data)

Impact on net interest income/
net interest margin (in basis points)	$12,814	166 bps	$25,481	164 bps
Non-interest income	(11,491)		(22,753)
Net impact to pre-tax income	$1,323		$2,728
Net impact net of taxes	$860		$1,773
Impact to diluted earnings per common share	$0.07		$0.13

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

TeamBank FDIC Indemnification Asset.  The following tables present the balances of the FDIC indemnification asset related to the TeamBank transaction at June 30, 2012 and December 31, 2011. Gross loan balances (due from the borrower) were reduced approximately $326.3 million since the transaction date because of $196.9 million of repayments from borrowers, $54.7 million in transfers to foreclosed assets and $74.7 million in charge-offs to customer loan balances.  Based upon the collectability analyses performed during the acquisition, we expected certain levels of foreclosures and charge-offs and actual results have been better than our expectations.  As a result, cash flows expected to be received from the acquired loan pools have increased, resulting in adjustments that were made to the related accretable yield as described above.

	June 30, 2012
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$109,907	$17,168
Non-credit premium/(discount), net of activity since acquisition date	(588)	—
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(4,379)	—
Original estimated fair value of assets, net of activity since
acquisition date	(91,407)	(11,094)

Expected loss remaining	13,533	6,074
Assumed loss sharing recovery percentage	81%	80%

Estimated loss sharing value	10,847	4,890
Indemnification asset to be amortized resulting from
change in expected losses	3,857	—
Accretable discount on FDIC indemnification asset	(1,487)	—
FDIC indemnification asset	$13,217	$4,890

	December 31, 2011
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$164,284	$16,225
Non-credit premium/(discount), net of activity since acquisition date	(1,363)	—
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(6,093)	—
Original estimated fair value of assets, net of activity since
acquisition date	(128,875)	(10,342)

Expected loss remaining	27,953	5,883
Assumed loss sharing recovery percentage	80%	80%

Estimated loss sharing value	22,404	4,712
Indemnification asset to be amortized resulting from
change in expected losses	5,726	—
Accretable discount on FDIC indemnification asset	(2,719)	—
FDIC indemnification asset	$25,411	$4,712

Vantus Bank Indemnification Asset.  The following tables present the balances of the FDIC indemnification asset related to the Vantus Bank transaction at June 30, 2012 and December 31, 2011. Gross loan balances (due from the borrower) were reduced approximately $206.7 million since the transaction date because of $167.4  million of repayments from borrowers, $14.0 million in transfers to foreclosed assets and $25.3 million in charge-offs to customer loan balances.  Based upon the collectability analyses performed during the acquisition, we expected certain levels of foreclosures and charge-offs and actual results have been better than our expectations.  As a result, cash flows expected to be received from the acquired loan pools have increased, resulting in adjustments that were made to the related accretable yield as described above.

	June 30, 2012
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$124,844	$4,422
Non-credit premium/(discount), net of activity since acquisition date	(240)	—
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(8,415)	—
Original estimated fair value of assets, net of activity since
acquisition date	(107,485)	(3,253)

Expected loss remaining	8,704	1,169
Assumed loss sharing recovery percentage	80%	80%

Estimated loss sharing value	6,918	935
Indemnification asset to be amortized resulting from
change in expected losses	6,732	—
Accretable discount on FDIC indemnification asset	(1,247)	—
FDIC indemnification asset	$12,403	$935

	December 31, 2011
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$149,215	$3,410
Non-credit premium/(discount), net of activity since acquisition date	(503)	—
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(11,267)	—
Original estimated fair value of assets, net of activity since
acquisition date	(123,036)	(2,069)

Expected loss remaining	14,409	1,341
Assumed loss sharing recovery percentage	80%	80%

Estimated loss sharing value	11,526	1,073
Indemnification asset to be amortized resulting from
change in expected losses	9,014	—
Accretable discount on FDIC indemnification asset	(1,946)	—
FDIC indemnification asset	$18,594	$1,073
Sun Security Bank Indemnification Asset.  The following tables present the balances of the FDIC indemnification asset related to the Sun Security Bank transaction at June 30, 2012 and December 31, 2011.  At June 30, 2012, the Company concluded that the assumptions utilized to determine the preliminary fair value of loans, foreclosed assets and the FDIC indemnification asset had not materially changed since the analysis performed at acquisition on October 7, 2011.  Expected cash flows and the present value of future cash flows related to these assets also did not materially change since the analysis performed at acquisition on October 7, 2011.  Gross loan balances (due from the borrower) were reduced approximately $76.0 million since the transaction date because of $52.8 million of repayments by the borrower, $6.1 million in transfers to foreclosed assets and $17.1 million of charge-offs to customer loan balances.

	June 30, 2012
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$158,464	$13,877
Non-credit premium/(discount), net of activity since acquisition date	(3,221)	—
Original estimated fair value of assets, net of activity since
acquisition date	(110,478)	(9,152)

Expected loss remaining	44,765	4,725
Assumed loss sharing recovery percentage	77%	80%

Estimated loss sharing value	34,448	3,780
Indemnification asset to be amortized resulting from
change in expected losses	971	—
Accretable discount on FDIC indemnification asset	(4,087)	(561)
FDIC indemnification asset	$31,332	$3,219

	December 31, 2011
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$217,549	$20,964
Non-credit premium/(discount), net of activity since acquisition date	(2,658)	—
Original estimated fair value of assets, net of activity since
acquisition date	(144,626)	(8,338)

Expected loss remaining	70,265	12,626
Assumed loss sharing recovery percentage	79%	80%

Estimated loss sharing value	55,382	10,101
Accretable discount on FDIC indemnification asset	(5,457)	(1,811)
FDIC indemnification asset	$49,925	$8,290

InterBank Indemnification Asset.  The following table presents the balances of the FDIC indemnification asset related to the InterBank transaction at June 30, 2012.  At June 30, 2012, the Company concluded that the assumptions utilized to determine the preliminary fair value of loans, foreclosed assets and the FDIC indemnification asset had not materially changed since the analysis performed at acquisition on April 27, 2012.  Expected cash flows and the present value of future cash flows related to these assets also did not materially change since the analysis performed at acquisition on April 27, 2012.  Gross loan balances (due from the borrower) were reduced approximately $8.3 million since the transaction date because of $6.6 million of repayments by the borrower and $1.7 million of charge-offs to customer loan balances.

	June 30, 2012
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$384,986	$6,628
Non-credit premium/(discount), net of activity since acquisition date	2,911	—
Original estimated fair value of assets, net of activity since
acquisition date	(276,976)	(4,770)

Expected loss remaining	110,921	1,858
Assumed loss sharing recovery percentage	81%	80%

Estimated loss sharing value	89,669	1,487
Accretable discount on FDIC indemnification asset	(8,311)	(223)
FDIC indemnification asset	$81,358	$1,264

	April 27, 2012
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination	$393,274	$9,908
Non-credit premium/(discount), net of activity since acquisition date	3,105	—
Original estimated fair value of assets, net of activity since
acquisition date	(285,458)	(6,216)

Expected loss remaining	110,921	3,692
Assumed loss sharing recovery percentage	81%	80%

Estimated loss sharing value	89,669	2,954
Accretable discount on FDIC indemnification asset	(8,411)	(223)
FDIC indemnification asset	$81,258	$2,731

The carrying amount of assets covered by the loss sharing agreement related to the InterBank transaction at April 27, 2012 (the acquisition date), consisted of impaired loans required to be accounted for in accordance with FASB ASC 310-30, other loans not subject to the specific criteria of FASB ASC 310-30, but accounted for under the guidance of FASB ASC 310-30 (FASB ASC 310-30 by Policy Loans) and other assets as shown in the following table:

		FASB ASC
	FASB	310-30
	ASC	by
	310-30	Policy
	Loans	Loans	Other	Total
	(In Thousands)

Loans	$4,363	$281,095	$—	$285,458
Foreclosed assets	—	—	6,216	6,216
Estimated loss reimbursement from the FDIC	—	—	83,989	83,989

Total covered assets	$4,363	$281,095	$90,205	$375,663

On the acquisition date, the preliminary estimate of the contractually required payments receivable for all FASB ASC 310-30 loans acquired was $19.3 million, the cash flows expected to be collected were $4.8 million including interest, and the estimated fair value of the loans was $4.4 million.  These amounts were determined based upon the estimated remaining life of the underlying loans, which include the effects of estimated prepayments.  At April 27, 2012, a majority of these loans were valued based on the liquidation value of the underlying collateral, because the expected cash flows were primarily based on the liquidation of underlying collateral and the timing and amount of the cash flows could not be reasonably estimated.  Because of the short time period between the closing of the transaction and June 30, 2012, certain amounts related to the FASB ASC 310-30 loans are preliminary estimates.  The Company has not yet finalized its analysis of these loans and, therefore, adjustments to the estimated recorded carrying values may occur.

On the acquisition date, the preliminary estimate of the contractually required payments receivable for all FASB ASC 310-30 by Policy Loans acquired in the acquisition was $374.0 million, of which $96.4 million of cash flows were not expected to be collected, and the estimated fair value of the loans was $281.1 million.  A majority of these loans were valued as of their acquisition dates based on the liquidation value of the underlying collateral, because the expected cash flows were primarily based on the liquidation of underlying collateral and the timing and amount of the cash flows could not be reasonably estimated.

Changes in the accretable yield for acquired loan pools were as follows for the three months ended June 30, 2012 and 2011:

			Sun Security
	TeamBank	Vantus Bank	Bank	InterBank
	(In Thousands)

Balance, April 1, 2011	$27,287	$31,882	$—	$—
Accretion	(10,854)	(7,364)	—	—
Reclassification from nonaccretable difference(1)	6,712	2,365	—	—
Balance, June 30, 2011	$23,145	$26,883	$—	$—

Balance April 1, 2012	$14,514	$19,702	$10,317	$—
Additions	—	—	—	46,078
Accretion	(4,620)	(5,124)	(4,482)	(2,851)
Reclassification from nonaccretable difference(1)	1,509	3,304	3,940	—

Balance, June 30, 2012	$11,403	$17,882	$9,775	$43,227
________________________
(1)
Represents increases in estimated cash flows expected to be received from the acquired loan pools, primarily due to lower estimated credit losses.  The numbers also include changes in expected accretion of the loan pools for TeamBank, Vantus Bank, and Sun Security Bank for the three months ended June 30, 2012, totaling $2.5 million, $2.9 million and $3.4 million, respectively, and for the three months ended June 30, 2011, totaling $2.5 million, $581,000 and $0, respectively.

Changes in the accretable yield for acquired loan pools were as follows for the six months ended June 30, 2012 and 2011:

			Sun Security
	TeamBank	Vantus Bank	Bank	InterBank
	(In Thousands)

Balance, January 1, 2011	$36,765	$35,796	$—	$—
Accretion	(21,523)	(15,510)	—	—
Reclassification from nonaccretable difference(1)	7,903	6,597	—	—
Balance, June 30, 2011	$23,145	$26,883	$—	$—

Balance January, 2012	$14,662	$21,967	$12,769	$—
Additions	—	—	—	46,078
Accretion	(9,090)	(10,340)	(7,082)	(2,851)
Reclassification from nonaccretable difference(1)	5,831	6,255	4,088	—

Balance, June 30, 2012	$11,403	$17,882	$9,775	$43,227
_____________________
(1)
Represents increases in estimated cash flows expected to be received from the acquired loan pools, primarily due to lower estimated credit losses.  The numbers also include changes in expected accretion of the loan pools for TeamBank, Vantus Bank, and Sun Security Bank for the six months ended June 30, 2012, totaling $2.9 million, $3.7 million, and $3.4 million, respectively, and for the six months ended June 30, 2011, totaling $2.8 million, $1.8 million and $0, rsepectively.

NOTE 9: FORECLOSED ASSETS HELD FOR SALE

Major classifications of foreclosed assets were as follows:

	June 30,	December 31,
	2012	2011
	(In Thousands)
One-to four-family construction	$900	$1,630
Subdivision construction	20,708	15,573
Land development	13,181	13,634
Commercial construction	3,779	2,747
One-to four-family residential	2,015	1,849
Other residential	6,973	7,853
Commercial real estate	2,712	2,290
Commercial business	175	85
Consumer	431	1,211
	50,874	46,872
FDIC-supported foreclosed assets, net of discounts	28,267	20,749
	$79,141	$67,621

Expenses applicable to foreclosed assets included the following:

	Three Months Ended June 30,
	2012	2011
	(In Thousands)
Net (gain) loss on sales of foreclosed assets	$(866)	$34
Valuation write-downs	1,131	—
Operating expenses, net of rental income	963	593

	$1,228	$627

	Six Months Ended June 30,
	2012	2011
	(In Thousands)
Net gain on sales of foreclosed assets	$(1,397)	$(283)
Valuation write-downs	1,400	—
Operating expenses, net of rental income	1,665	1,339

	$1,668	$1,056

NOTE 10: DEPOSITS

	June 30,	December 31,
	2012	2011
	(In Thousands)
Time Deposits:
0.00% - 1.99%	$1,356,950	$1,060,841
2.00% - 2.99%	123,531	158,696
3.00% - 3.99%	14,621	17,228
4.00% - 4.99%	24,146	26,526
5.00% and above	2,706	5,708
Total time deposits (1.11% - 1.29%)	1,521,954	1,268,999
Non-interest-bearing demand deposits	342,670	330,813
Interest-bearing demand and savings deposits (0.51% - 0.61%)	1,528,333	1,363,727
Total Deposits	$3,392,957	$2,963,539

NOTE 11: INCOME TAXES

Reconciliations of the Company’s effective tax rates to the statutory corporate tax rates were as follows:

	Three Months Ended June 30,
	2012	2011
	(In Thousands)
Tax at statutory rate	35.0%	35.0%
Nontaxable interest and dividends	(1.6)	(7.1)
Tax credits	(4.7)	(7.4)
State taxes	0.2	1.0
Other	0.7	0.6

	29.6%	22.1%

	Six Months Ended June 30,
	2012	2011
	(In Thousands)
Tax at statutory rate	35.0%	35.0%
Nontaxable interest and dividends	(2.6)	(7.2)
Tax credits	(7.4)	(6.6)
State taxes	0.3	1.4
Other	0.2	0.6

	25.5%	23.2%

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

The following is a description of inputs and valuation methodologies used for assets recorded at fair value on a recurring basis and recognized in the accompanying balance sheets at June 30, 2012 and December 31, 2011, as well as the general classification of such assets pursuant to the valuation hierarchy.  There have been no significant changes in the valuation techniques during the period ended June 30, 2012.

Securities Available for Sale. Investment securities available for sale are recorded at fair value on a recurring basis. The fair values used by the Company are obtained from an independent pricing service, which represent either quoted market prices for the identical asset or fair values determined by pricing models, or other model-based valuation techniques, that consider observable market data, such as interest rate volatilities, LIBOR yield curve, credit spreads and prices from market makers and live trading systems. Recurring Level 1 securities include exchange traded equity securities. Recurring Level 2 securities available for sale include U.S. government agency securities, mortgage-backed securities, collateralized mortgage obligations, Small Business Administration (SBA) loan pools, state and municipal bonds, corporate bonds and equity securities. Inputs used for valuing Level 2 securities include observable data that may include dealer quotes, benchmark yields, market spreads, live trading levels and market consensus prepayment speeds, among other things. Additional inputs include indicative values derived from the independent pricing service’s proprietary computerized models. There were no Recurring Level 3 securities at June 30, 2012 or December 31, 2011.

Mortgage Servicing Rights. Mortgage servicing rights do not trade in an active, open market with readily observable prices.  Accordingly, fair value is estimated using discounted cash flow models.  Due to the nature of the valuation inputs, mortgage servicing rights are classified within Level 3 of the hierarchy.

Interest Rate Swaps. Interest rate swaps are recorded at fair value on a recurring basis. The fair values used by the Company are obtained from an independent valuation service, and are based on prevailing observable market data and derived from proprietary models based on well recognized financial principals and reasonable estimates about future market conditions (which may include assumptions and estimates that are not readily observable in the marketplace).  Included in the fair values are credit valuation adjustments which represent the consideration of credit risk (credit standing) of the counterparties to the transaction and the effect of any credit enhancements related to the transaction.  Certain inputs to the credit valuation models may be based on assumptions and best estimates that are not readily observable in the marketplace.

		Fair value measurements using
		Quoted prices
		in active
		markets	Other	Significant
		for identical	observable	unobservable
		assets	inputs	inputs
	Fair value	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
June 30, 2012
U.S. government agencies	$30,018	$—	$30,018	$—
Collateralized mortgage obligations	4,773	—	4,773	—
Mortgage-backed securities	600,156	—	600,156	—
Small Business Administration loan pools	53,739	—	53,739	—
Corporate bonds	294	—	294	—
States and political subdivisions	127,785	—	127,785	—
Equity securities	2,426	607	1,819	—
Mortgage servicing rights	194	—	—	194
Interest rate swap asset	1,200	—	—	1,200
Interest rate swap liability	(1,230)	—	—	(1,230)

December 31, 2011
U.S. government agencies	$20,060	$—	$20,060	$—
Collateralized mortgage obligations	4,840	—	4,840	—
Mortgage-backed securities	641,655	—	641,655	—
Small Business Administration loan pools	56,492	—	56,492	—
Corporate bonds	150,238	—	150,238	—
States and political subdivisions	295	—	295	—
Equity securities	1,831	387	1,444	—
Mortgage servicing rights	292	—	—	292
Interest rate swap asset	111	—	—	111
Interest rate swap liability	(121)	—	—	(121)

The Company considers transfers between the levels of the hierarchy to be recognized at the end of related reporting periods.  From December 31, 2011 to June 30, 2012, no assets for which fair value is measured on a recurring basis transferred between any levels of the hierarchy.

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs.

	Mortgage Servicing Rights
	2012	2011
	(In Thousands)

Balance, April 1	$236	$542
Additions	17	3
Amortization	(59)	(95)
Balance, June 30	$194	$450

	Mortgage Servicing Rights
	2012	2011
	(In Thousands)

Balance, January 1	$292	$637
Additions	31	11
Amortization	(129)	(198)
Balance, June 30	$194	$450

	Interest Rate Swap Asset
	2012	2011
	(In Thousands)

Balance, April 1	$490	$—
Change in fair value through earnings	710	—
Balance, June 30	$1,200	$—

	Interest Rate Swap Asset
	2012	2011
	(In Thousands)

Balance, January 1	$111	$—
Change in fair value through earnings	1,089	—
Balance, June 30	$1,200	$—

	Interest Rate Swap Liability
	2012	2011
	(In Thousands)

Balance, April 1	$403	$—
Change in fair value through earnings	827	—
Balance, June 30	$1,230	$—

	Interest Rate Swap Liability
	2012	2011
	(In Thousands)

Balance, January 1	$121	$—
Change in fair value through earnings	1,109	—
Balance, June 30	$1,230	$—

The following is a description of valuation methodologies used for assets measured at fair value on a nonrecurring basis and recognized in the accompanying statements of financial condition, as well as the general classification of such assets pursuant to the valuation hierarchy.

Loans Held for Sale.  Mortgage loans held for sale are recorded at the lower of carrying value or fair value.  The fair value of mortgage loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics.  As such, the Company classifies mortgage loans held for sale as Nonrecurring Level 2.  Write-downs to fair value typically do not occur as the Company generally enters into commitments to sell individual mortgage loans at the time the loan is originated to reduce market risk.  The Company typically does not have commercial loans held for sale.  At June 30, 2012 and December 31, 2011, the aggregate fair value of mortgage loans held for sale exceeded their cost.  Accordingly, no mortgage loans held for sale were marked down and reported at fair value.

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

The Company records impaired loans as Nonrecurring Level 3. If a loan’s fair value as estimated by the Company is less than its carrying value, the Company either records a charge-off of the portion of the loan that exceeds the fair value or establishes a reserve within the allowance for loan losses specific to the loan.  Loans for which such charge-offs or reserves were recorded during the six months ended June 30, 2012 or the year ended December 31, 2011, are shown in the table below (net of reserves).

Foreclosed Assets Held for Sale.  Foreclosed assets held for sale are initially recorded at fair value less estimated cost to sell at the date of foreclosure.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less estimated cost to sell.  Foreclosed assets held for sale are classified within Level 3 of the fair value hierarchy.  The foreclosed assets represented in the table below were re-measured during the six months ended June 30, 2012 or the year ended December 31, 2011, subsequent to their initial transfer to foreclosed assets.

The following tables present the fair value measurements of assets measured at fair value during the periods presented on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2012 and December 31, 2011:

		Fair Value Measurements Using
		Quoted prices
		in active
		markets	Other	Significant
		for identical	observable	unobservable
		assets	inputs	inputs
	Fair value	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
June 30, 2012
Impaired loans
One- to four-family residential construction	$729	$—	$—	$729
Subdivision construction	2,735	—	—	2,735
Land development	4,872	—	—	4,872
Owner occupied one- to four-family residential	3,081	—	—	3,081
Non-owner occupied one- to four-family residential	7,390	—	—	7,390
Commercial real estate	33,336	—	—	33,336
Other residential	8,492	—	—	8,492
Commercial business	4,890	—	—	4,890
Consumer auto	79	—	—	79
Consumer other	347	—	—	347
Home equity lines of credit	46	—	—	46
Total impaired loans	$65,997	$—	$—	$65,997

Foreclosed assets held for sale	$3,541	$—	$—	$3,541

December 31, 2011
Impaired loans
One- to four-family residential construction	$964	$—	$—	$964
Subdivision construction	3,188	—	—	3,188
Land development	4,298	—	—	4,298
Owner occupied one- to four-family residential	2,210	—	—	2,210
Non-owner occupied one- to four-family residential	4,639	—	—	4,639
Commercial real estate	13,354	—	—	13,354
Other residential	4,771	—	—	4,771
Commercial business	3,207	—	—	3,207
Consumer auto	46	—	—	46
Consumer other	258	—	—	258
Home equity lines of credit	46	—	—	46
Total impaired loans	$36,981	$—	$—	$36,981

Foreclosed assets held for sale	$14,042	$—	$—	$14,042

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

Deposits and Accrued Interest Payable.  The fair value of demand deposits and savings accounts is the amount payable on demand at the reporting date, i.e., their carrying amounts.  Interest rates on these types of deposits are regularly adjusted to market rates. The fair value of fixed maturity certificates of deposit is estimated using a discounted cash flow calculation that applies the rates currently offered by the Bank and its competitors for deposits of similar remaining maturities.  The carrying amount of accrued interest payable approximates its fair value, and is determined using the interest rate, balance and last payment date.

Federal Home Loan Bank Advances.  Rates offered by the FHLB currently available to the Company for advnces with similar terms and remaining maturities are used to estimate fair value of existing advances by discounting the future cash flows.

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

	June 30, 2012
	Carrying	Fair	Heirarchy
	Amount	Value	Level
	(In Thousands)
Financial assets
Cash and cash equivalents	$624,800	$624,800	1
Held-to-maturity securities	920	1,093	2
Mortgage loans held for sale	28,176	28,176	2
Loans, net of allowance for loan losses	2,308,676	2,314,710	3
Accrued interest receivable	13,944	13,944	3
Investment in FHLB stock	11,077	11,077	3

Financial liabilities
Deposits	3,392,957	3,396,507	3
FHLB advances	146,673	150,271	3
Short-term borrowings	206,532	206,532	3
Structured repurchase agreements	53,065	59,778	3
Subordinated debentures	30,929	30,929	3
Accrued interest payable	2,004	2,004	3
Unrecognized financial instruments
(net of contractual value)
Commitments to originate loans	—	—	3
Letters of credit	55	55	3
Lines of credit	—	—	3

	December 31, 2011
	Carrying	Fair
	Amount	Value
	(In Thousands)
Financial assets
Cash and cash equivalents	$380,249	$380,249
Held-to-maturity securities	1,865	2,101
Mortgage loans held for sale	28,920	28,920
Loans, net of allowance for loan losses	2,124,161	2,124,032
Accrued interest receivable	13,848	13,848
Investment in FHLB stock	12,088	12,088

Financial liabilities
Deposits	2,963,539	2,966,874
FHLB advances	184,437	189,793
Short-term borrowings	217,397	217,397
Structured repurchase agreements	53,090	60,471
Subordinated debentures	30,929	30,929
Accrued interest payable	2,277	2,277
Unrecognized financial instruments
(net of contractual value)
Commitments to originate loans	—	—
Letters of credit	84	84
Lines of credit	—	—

The following disclosure relates to financial assets for which it is not practicable for the Company to estimate the fair value at June 30, 2012 and December 31, 2011.

FDIC Indemnification Asset: As part of the Purchase and Assumption Agreements, the Bank and the FDIC entered into loss sharing agreements. These agreements cover realized losses on loans and foreclosed real estate, which are more fully described in Note 8.

Under the TeamBank agreement, the FDIC agreed to reimburse the Bank for 80% of the first $115 million in realized losses and 95% for realized losses that exceed $115 million.  The indemnification asset was originally recorded at fair value on the acquisition date (March 20, 2009) and at June 30, 2012 and December 31, 2011, the carrying value was $18.1 million and $30.1 million, respectively.

Under the Vantus Bank agreement, the FDIC agreed to reimburse the Bank for 80% of the first $102 million in realized losses and 95% for realized losses that exceed $102 million.  The indemnification asset was originally recorded at fair value on the acquisition date (September 4, 2009) and at June 30, 2012 and December 31, 2011, the carrying value of the FDIC indemnification asset was $13.3 million and $19.7 million, respectively.

Under the Sun Security Bank agreement, the FDIC agreed to reimburse the Bank for 80% of realized losses.  The indemnification asset was originally recorded at fair value on the acquisition date (October 7, 2011) and at June 30, 2012 and December 31, 2011, the carrying value of the FDIC indemnification asset was $34.6 million and $58.2 million, respectively.

Under the InterBank agreement, the FDIC agreed to reimburse the Bank for 80% of realized losses.  The indemnification asset was originally recorded at fair value on the acquisition date (April 27, 2012) and at June 30, 2012, the carrying value of the FDIC indemnification asset was $82.6 million.

From the dates of acquisition, each of the four agreements extend ten years for 1-4 family real estate loans and five years for other loans.  The loss sharing assets are measured separately from the loan portfolios because they are not contractually embedded in the loans and are not transferable with the loans should the Bank choose to dispose of them.  Fair values on the acquisition dates were estimated using projected cash flows available for loss sharing based on the credit adjustments estimated for each loan pool and the loss sharing percentages.  These cash flows were discounted to reflect the uncertainty of the timing and receipt of the loss sharing reimbursements from the FDIC.  The loss sharing assets are also separately measured from the related foreclosed real estate.  Although the assets are contractual receivables from the FDIC, they do not have effective interest rates.  The Bank will collect the assets over the next several years.  The amount ultimately collected will depend on the timing and amount of collections and charge-offs on the acquired assets covered by the loss sharing agreements.  While the assets were recorded at their estimated fair values on the acquisition dates, it is not practicable to complete fair value analyses on a quarterly or annual basis.  Estimating the fair value of the FDIC indemnification asset would involve preparing fair value analyses of the entire portfolios of loans and foreclosed assets covered by the loss sharing agreements from all four acquisitions on a quarterly or annual basis.

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

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Financial Condition:

	Location in	Fair Value
	Consolidated Statements	June 30,	December 31,
	of Financial Condition	2012	2011
		(In Thousands)
Asset Derivatives
Derivatives not designated
as hedging instruments

Interest rate products	Prepaid expenses and other assets	$1,200	$111

Total derivatives not designated
as hedging instruments		$1,200	$111

Liability Derivatives
Derivatives not designated
as hedging instruments

Interest rate products	Accrued expenses and other liabilities	$1,230	$121

Total derivatives not designated
as hedging instruments		$1,230	$121

Nondesignated Hedges

None of the Company’s derivatives are designated in qualifying hedging relationships.  Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain loan customers, which the Company began offering during the fourth quarter of 2011.  The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions.  As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  As of June 30, 2012, the Company had seven interest rate swaps with an aggregate notional amount of $36.8 million related to this program.  During the three and six months ended June 30, 2012, the Company recognized a net loss of $117,000 and $20,000, respectively, in noninterest income related to changes in the fair value of these swaps.

Agreements with Derivative Counterparties

The Company has agreements with its derivative counterparties containing certain provisions that must be met.  If the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.  If the Bank fails to maintain its status as a well capitalized institution, then the counterparty could terminate the derivative positions and the Company would be required to settle its obligations under the agreements.  Similarly, the Company could be required to settle its obligations under certain of its agreements if certain regulatory events occurred, such as the issuance of a formal directive, or if the Company’s credit rating is downgraded below a specified level.

As of June 30, 2012, the termination value of derivatives in a net asset position, which included accrued interest but excluded any adjustment for nonperformance risk, related to these agreements was $86,500.  The Company has minimum collateral posting thresholds with its derivative counterparties.  At June 30, 2012, the Company’s activity with its derivative counterparties had met the level in which the minimum collateral posting thresholds take effect and the Company had posted $1.2 million of collateral.  If the Company had breached any of these provisions at June 30, 2012, it could have been required to settle its obligations under the agreements at the termination value.

NOTE 14:  FDIC-ASSISTED ACQUISITION

On April 27, 2012, Great Southern Bank entered into a purchase and assumption agreement, including a loss sharing agreement as described in Note 8, with the FDIC to purchase substantially all of the assets and assume substantially all of the deposits and other liabilities of Inter Savings Bank, FSB (“InterBank”), a full-service bank headquartered in Maple Grove, MN.  Established in 1965, InterBank operated four locations in three counties in the Minneapolis-St. Paul area.   The fair values of the assets acquired and liabilities assumed in the transaction were as follows:

April 27,
2012
(In Thousands)
Cash	$493
Due from banks	74,834
Cash and cash equivalents	75,327

Investment securities	34,914
Loans receivable, net of discount on loans purchased of $107,816	285,458
Foreclosed real estate	6,216
FDIC indemnification asset	83,989
Federal Home Loan Bank of Des Moines stock	585
Accrued interest receivable	1,672
Core deposit intangible	1,017
Other assets	873
Total assets acquired	490,051

Liabilities
Demand and savings deposits	97,838
Time deposits	358,414
Total deposits	456,252

Accounts payable	2,272
Accrued interest payable	197
Other liabilities	18
Total liabilities assumed	458,739

Gain recognized on business acquisition	$31,312

Under the terms of the Purchase and Assumption Agreement, the FDIC agreed to transfer net assets to Great Southern at a discount of $59.9 million to compensate Great Southern for losses not covered by the loss sharing agreement and troubled asset management costs.  No premium was paid to the FDIC for the deposits, resulting in a net purchase discount of $59.9 million.  Details related to the transfer are as follows:

April 27,
2012
(In Thousands)

Net assets as determined by the FDIC	$21,308
Cash transferred by the FDIC	40,810
Net assets per Purchase and Assumption Agreement	62,118

Purchase accounting adjustments
Loans	(107,816)
Foreclosed real estate	(3,692)
FDIC indemnification asset	83,989
Deposits	(1,972)
Investments	(114)
Core deposit intangible	1,017
Other adjustments	(2,218)

Gain recognized on business acquisition	$31,312

The acquisition of the net assets of InterBank was determined to constitute a business acquisition in accordance with FASB ASC 805.  FASB ASC 805 allows a measurement period of up to one year to adjust initial fair value estimates as of the acquisition date.  Therefore, assets acquired and liabilities assumed were recorded on a preliminary basis at fair value on the date of acquisition, after adjustment for expected loss recoveries under the loss sharing agreement which is described in Note 8.  Based upon the preliminary acquisition date fair values of the net assets acquired, no goodwill was recorded.  The transaction resulted in a preliminary bargain purchase gain of $31.3 million for the three and six months ended June 30, 2012.  The transaction also resulted in the recording of a deferred tax liability in the initial amount of $11.0 million.

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

Carrying Value of FDIC-covered Loans and Indemnification Asset

The Company considers that the determination of the carrying value of loans acquired in the FDIC-assisted transactions and the carrying value of the related FDIC indemnification assets involve a high degree of judgment and complexity. The carrying value of the acquired loans and the FDIC indemnification assets reflect management’s best ongoing estimates of the amounts to be realized on each of these assets. The Company determined initial fair value accounting estimates of the assumed assets and liabilities in accordance with FASB ASC 805, Business Combinations. However, the amount that the Company realizes on these assets could differ materially from the carrying value reflected in its financial statements, based upon the timing of collections on the acquired loans in future periods. Because of the loss sharing agreements with the FDIC on these assets, the Company should not incur any significant losses. To the extent the actual values realized for the acquired loans are different from the estimates, the indemnification asset will generally be impacted in an offsetting manner due to the loss sharing support from the FDIC.  Subsequent to the initial valuation, the Company continues to monitor identified loan pools and related loss sharing assets for changes in estimated cash flows projected for the loan pools, anticipated credit losses and changes in the accretable yield.  Analysis of these variables requires significant estimates and a high degree of judgment.  See Note 8 “Loss Sharing Agreements and FDIC Indemnification Assets” included in Item 1 for additional information regarding the TeamBank, Vantus Bank, Sun Security Bank and InterBank FDIC-assisted transactions.

Goodwill and Intangible Assets

Goodwill and intangibles assets that have indefinite useful lives are subject to an impairment test at least annually and more frequently if circumstances indicate their value may not be recoverable. Goodwill is tested for impairment using a process that estimates the fair value of each of the Company’s reporting units compared with its carrying value. The Company defines reporting units as a level below each of its operating segments for which there is discrete financial information that is regularly reviewed. As of June 30, 2012, the Company has two reporting units to which goodwill has been allocated – the Bank and the Travel division (which is a division of a subsidiary of the Bank). If the fair value of a reporting unit exceeds its carrying value, then no impairment is recorded. If the carrying value amount exceeds the fair value of a reporting unit, further testing is completed comparing the implied fair value of the reporting unit’s goodwill to its carrying value to measure the amount of impairment. Intangible assets that are not amortized will be tested for impairment at least annually by comparing the fair values of those assets to their carrying values. At June 30, 2012, goodwill consisted of $379,000 at the Bank reporting unit and $877,500 at the Travel reporting unit. Other identifiable intangible assets that are subject to amortization are amortized on a straight-line basis over periods ranging from three to seven years. At June 30, 2012, the amortizable intangible assets consisted of core deposit intangibles of $6.1 million at the Bank reporting unit and $8,700 of non-compete agreements at the Travel reporting unit.  These amortizable intangible assets are reviewed for impairment if circumstances indicate their value may not be recoverable based on a comparison of fair value.

While the Company believes no impairment existed at June 30, 2012, different conditions or assumptions used to measure fair value of reporting units, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of the Company’s impairment evaluation in the future.

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

Current economic conditions have impacted the markets in which we operate.  Throughout our market areas, the economic downturn negatively affected consumer confidence and elevated unemployment levels.   Economic conditions have not changed significantly during the second quarter of 2012.  There are some modest signs of improvement, but economic uncertainty remains. According to the July 2012 “Summary of Commentary on Current Economic Conditions” by the Federal Reserve, overall economic activity in the Company’s footprint expanded at a modest pace in June and early July 2012. Retail sales increased slightly with the greatest increase coming from auto sales. Housing sales and construction increased slightly with some home inventory declining.  Commercial real estate leasing and construction showed some improvement. Loan demand has increased modestly.

Average prices for existing home sales in the Midwest, which includes our market areas, are up 14.6% in 2012 over 2011 according to the National Association of Realtors.  Retail, office and industrial types of commercial real estate properties had vacancy rates that averaged 10.3%, 14.95% and 9.74%, respectively, in the Company’s primary markets for 2012 according to real estate services firm Colliers International.  These vacancy rates in the Company’s primary markets are up from averages of 9.6%, 15.1% and 8.8%, respectively, for 2007, prior to the economic downturn. Higher vacancy rates have negatively impacted cash flows on commercial real estate loans.  Increased vacancy rates for commercial real estate properties can correlate to fewer commercial land development sales because of the risk involved in developing these types of properties when similar completed properties have vacancies.

The Missouri unemployment rate has declined from 8.0% at the end of 2011 to 7.1% at the end of June 2012, and was below the national average of 8.2% at the end of June 2012.  Unemployment rates also declined from the end of 2011 to the end of June 2012 for Iowa and Kansas from 5.6% and 6.4%, respectively, to 5.2% and 6.1%.  Loan types specifically impacted by certain market areas in Missouri include loans secured by condominiums and condominium development in the St. Louis, Central Missouri and Branson market areas.  Borrowers with loans secured by condominiums and condominium development are now changing business strategies to remarket units for rent as opposed to sale.  The St. Louis market area has experienced the highest level of unemployment among our market areas with a rate of 7.5% at the end of May 2012; however, the market unemployment rate is improving.  We have a minimal level of one- to four-family residential and consumer loans in this market and the negative impact of the economy specific to this area has generally been in condominium loans as previously discussed. The unemployment rate for the Springfield market area was 6.3% at the end of May 2012 and well below the national average with overall lending activity improving modestly but still well below historic levels.

General

The profitability of the Company and, more specifically, the profitability of its primary subsidiary, Great Southern Bank (the "Bank"), depends primarily on its net interest income, as well as provisions for loan losses and the level of non-interest income and non-interest expense. Net interest income is the difference between the interest income the Bank earns on its loan and investment portfolios, and the interest it pays on interest-bearing liabilities, which consists mainly of interest paid on deposits and borrowings. Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on these balances. When interest-

earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income.

In the six months ended June 30, 2012, Great Southern's total assets increased $425.7 million, or 11.2%, from $3.79 billion at December 31, 2011, to $4.22 billion at June 30, 2012. Full details of the current period changes in total assets are provided in the “Comparison of Financial Condition at June 30, 2012 and December 31, 2011” section of this Quarterly Report on Form 10-Q.

Loans.  In the six months ended June 30, 2012, net loans increased $184.5 million, or 8.7%, from $2.12 billion at December 31, 2011, to $2.31 billion at June 30, 2012. The increase was primarily due to the loans acquired in the InterBank FDIC-assisted acquisition.  Partially offsetting these increases were decreases of $87.2 million in FDIC-covered loan portfolios.  Excluding covered loans and mortgage loans held for sale, total loans decreased $4.8 million, primarily due to decreases in commercial real estate loans and construction and land development loans.  Offsetting these decreases were increases in multi-family residential mortgage loans, commercial business loans and consumer loans.  As loan demand is affected by a variety of factors, including general economic conditions, and because of the competition we face and our focus on pricing discipline and credit quality, we cannot be assured that our loan growth will match or exceed the level of increases achieved in prior years.  Based upon the current lending environment and economic conditions, the Company does not expect to grow the overall loan portfolio significantly, at this time.  The Company's strategy continues to be focused on maintaining credit risk and interest rate risk at appropriate levels.

While our policy allows us to lend up to 95% of the appraised value on single-family properties and up to 90% on two- to four-family residential properties, originations of loans with loan-to-value ratios at that level are minimal.  When they are made at those levels, private mortgage insurance is typically required for loan amounts above the 80% level or our analyses determined minimal risk to be involved and therefore these loans are not considered to have more risk to us than other residential loans.  We consider these lending practices to be consistent with or more conservative than what we believe to be the norm for banks our size.  At June 30, 2012 and December 31, 2011, an estimated 0.8% and 0.6%, respectively of total owner occupied one- to four-family residential loans had loan-to-value ratios above 100% at origination.  At June 30, 2012 and December 31, 2011, an estimated 1.8% and 0.4%, respectively, of total non-owner occupied one- to four-family residential loans had loan-to-value ratios above 100% at origination.

At June 30, 2012 troubled debt restructurings totaled $58.4 million, or 2.5% of total loans, up $300,000 from $58.1 million, or 2.7% of total loans, at December 31, 2011.  This increase is primarily due to the economic downturn and the resulting increased number of borrowers experiencing financial difficulty.  Concessions granted to borrowers experiencing financial difficulties may include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.  While the types of concessions made have not changed as a result of the economic recession, the number of concessions granted has increased as reflected in the increase in troubled debt restructurings.  During the six months ended June 30, 2012, no loans were restructured into multiple new loans.  During the year ended December 31, 2011, twelve loans totaling $41.0 million were each restructured into multiple new loans.  For further information on troubled debt restructurings, see Note 7 of the Notes to Consolidated Financial Statements contained in this report.

The loss sharing agreements with the FDIC are subject to limitations on the types of losses covered and the length of time losses are covered, and are conditioned upon the Bank complying with its requirements in the agreements with the FDIC including requirements regarding servicing and other loan administration matters.  The loss sharing agreements extend for ten years for single family real estate loans and for five years for other loans.  At June 30, 2012, approximately seven years remain on the loss sharing agreement for single family real estate loans acquired from TeamBank and the remaining loans have an estimated average life of two to eleven years.  At June 30, 2012, approximately seven and a half years remain on the loss sharing agreement for single family real estate loans acquired from Vantus Bank and the remaining loans have an estimated average life of three to thirteen years.  At June 30, 2012, approximately nine and a half years remain on the loss sharing agreement for single family real estate loans acquired from Sun Security Bank and the remaining loans have an estimated average life of four to eleven years.  At June 30, 2012, approximately ten years remain on the loss sharing agreement for single family real estate loans acquired from InterBank and the remaining loans have an estimated average life of seven years.  At June 30, 2012, approximately two years remain on the loss sharing agreement for non-single family loans acquired from TeamBank and the remaining loans have an estimated average life of one to four years.  At June 30, 2012, approximately two and a half years remain on the loss sharing agreement for non-single family loans acquired from Vantus Bank and the remaining loans have an estimated average life of  two to five years.  At June 30, 2012, approximately four and a half years remain on the loss sharing agreement for non-single family loans acquired from Sun Security Bank and the remaining loans have an estimated average life of one to two years.  At June 30, 2012, approximately five years remain on the loss sharing agreement for non-single family loans acquired from InterBank and the remaining loans have an estimated average life of four years.  While the expected repayments for certain of the acquired loans extend beyond the terms of the loss sharing agreements, the Bank has identified and will continue to identify problem loans and will make every effort to resolve them within the time limits of the agreements.  The Company may sell any loans remaining at the end of the loss sharing agreement subject to the approval of the FDIC.  Acquired loans are currently included in the analysis and estimation of the allowance for loan losses, and through June 30, 2012, have had minimal impact on the allowance.  However, when the loss sharing agreements end, the allowance for loan losses related to any acquired loans retained in the portfolio may need to increase.  The loss sharing agreements and their related limitations are described in detail in Note 8 of the Notes to Consolidated Financial Statements in this report.

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

Available-for-sale Securities.  In the six months ended June 30, 2012, Great Southern's available-for-sale securities decreased $56.2 million, or 6.4%, from $875.4 million at December 31, 2011, to $819.2 million at June 30, 2012.  The decrease was primarily due to calls and sales of state and political subdivision bonds which decreased $22.5 million, or 14.9%, and paydowns, maturities and sales of mortgage-backed securities which decreased $41.5 million, or 6.5%.

Cash and Cash Equivalents.  Great Southern had cash and cash equivalents of $624.8 million at June 30, 2012, an increase of $244.6 million, or 64.3%, from $380.2 million at December 31, 2011. The increase in cash and cash equivalents during the period resulted from the cash acquired through the acquisition of InterBank, due to liquidity resulting from increased deposits, slower loan demand, and proceeds from the sale of available-for-sale securities.

Deposits.  The Company attracts deposit accounts through its retail branch network, correspondent banking and corporate services areas, and brokered deposits. The Company then utilizes these deposit funds, along with Federal Home Loan Bank (FHLBank) advances and other borrowings, to meet loan demand or otherwise fund its activities. In the six months ended June 30, 2012, total deposit balances increased $429.4 million, or 14.5%.  Transaction accounts increased $176.5 million, while total brokered deposits (excluding CDARS accounts) decreased $28.5 million and retail certificates of deposit increased $268.3 million. Great Southern Bank customer deposits totaling $229.5 million and $216.3 million, at June 30, 2012 and December 31, 2011, respectively, were part of the CDARS program which allows bank customers to maintain balances in an insured manner that would otherwise exceed the FDIC deposit insurance limit. The FDIC considers these customer accounts to be brokered deposits due to the fees paid in the CDARS program.  The Company did not actively try to grow CDARS customer deposits during the current period and decreased interest rates offered on these deposits during the six months ended June 30, 2012.  The increase in deposits of $429.4 million at June 30, 2012 over December 31, 2011 was primarily due to the deposits assumed in the InterBank FDIC-assisted acquisition.  If loan demand trends upward in future periods, excess liquidity can be used to cover a portion of this demand.  In addition, rates paid on deposits can be increased to increase deposit balances and the utilization of brokered deposits can be increased to provide additional funding, if necessary. However, the level of competition for deposits in our markets is high. While it is our goal to gain checking account and retail certificate of deposit market share in our branch footprint, we cannot be assured of this in future periods. In addition, increasing rates paid on deposits could negatively impact the Company’s net interest margin.  As discussed below, because the Federal Funds rate is already very low, there may be a negative impact on the Company’s net interest income due to the Company’s inability to continue to lower its funding costs significantly in the current low interest rate environment, while interest rates on assets may decline further.

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

The current level and shape of the interest rate yield curve poses challenges for interest rate risk management. The FRB last cut interest rates on December 16, 2008. Great Southern has a significant portfolio of loans which are tied to a "prime rate" of interest. Some of these loans are tied to some national index of "prime," while most are indexed to "Great Southern prime." The Company has elected to leave its “Great Southern prime" rate of interest at 5.00%. This does not affect a large number of customers, as a majority of the loans indexed to “Great Southern prime” are already at interest rate floors which are provided for in individual loan documents. But for the interest rate floors, a rate cut by the FRB generally would have an anticipated immediate negative impact on the Company’s net interest income due to the large total balance of loans which generally adjust immediately as the Federal Funds rate adjusts. Loans at their floor rates are subject to the risk that borrowers will seek to refinance elsewhere at the lower market rate, however.  Because the Federal Funds rate is already very low, there may also be a negative impact on the Company's net interest income due to the Company's inability to lower its funding costs significantly in the current environment, although interest rates on assets may decline further. Conversely, interest rate increases would normally result in increased interest rates on our prime-based loans.  The interest rate floors in effect may limit the immediate increase in interest rates on these loans, until such time as rates rise above the floors.  However, the Company may have to increase rates paid on deposits to maintain deposit balances and pay higher rates on borrowings.  The impact of the low rate environment on our net interest margin in future periods is expected to be fairly neutral.  As our time deposits mature in future periods, we expect to be able to continue to reduce rates somewhat as they renew.  However, any margin gained by these rate reductions is likely to be offset by reduced yields from our investment securities as payments are made on our mortgage-backed securities and the proceeds are reinvested at lower rates.  Similarly, interest rates on adjustable rate loans may reset lower according to their contractual terms and new loans may be originated at lower market rates.  For further discussion of the processes used to manage our exposure to interest rate risk, see Item 3. “Quantitative and Qualitative Disclosures About Market Risk – How We Measure the Risks to Us Associated with Interest Rate Changes.”

The negative impact of declining loan interest rates has been mitigated by the positive effects of the Company’s loans that have interest rate floors. At June 30, 2012, the Company had a portfolio (excluding loans acquired in FDIC-assisted transactions) of prime-based loans totaling approximately $743 million with rates that change immediately with changes to the prime rate of interest. Of this total, $674 million also had interest rate floors. These floors were at varying rates, with $31 million of these loans having floor rates of 7.0% or greater and another $520 million of these loans having floor rates between 5.0% and 7.0%. At June 30, 2012, all of these loans were at their floor rates.  The loan yield for the total loan portfolio was approximately 235 basis points higher than the national “prime rate of interest” at June 30, 2012, partly because of these interest rate floors.  While interest rate floors have had an overall positive effect on the Company’s results during this period, they do subject the Company to the risk that borrowers will elect to refinance their loans with other lenders.  To the extent economic conditions improve, the likelihood that borrowers will seek to refinance their loans increases.

Non-Interest Income and Operating Expenses.  The Company's profitability is also affected by the level of its non-interest income and operating expenses. Non-interest income consists primarily of service charges and ATM fees, commissions earned by our travel, insurance and investment divisions, accretion income (net of amortization) related to the FDIC-assisted acquisitions, late charges and prepayment fees on loans, gains on sales of loans and available-for-sale investments and other general operating income.  In 2012 and 2011, increases in the cash flows expected to be collected from the FDIC-covered loan portfolios resulted in amortization (expense) recorded relating to reductions of expected reimbursements under the loss sharing agreements with the FDIC, which are recorded as indemnification assets.  During the quarter ended June 30, 2012, the Company recognized a preliminary one-time gain based on the estimated fair value of the assets acquired and liabilities assumed in the FDIC-assisted acquisition of InterBank.  Non-interest income may also be affected by the Company's interest rate hedging activities, if the Company chooses to implement hedges.  On July 1, 2011, a federal rule went into effect which prohibits a financial institution from automatically enrolling customers in overdraft protection programs, on ATM and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service.  As expected, this federal rule has adversely affected the amount of non-interest income we generate. Operating expenses consist primarily of salaries and employee benefits, occupancy-related expenses, expenses related to foreclosed assets, postage, FDIC deposit insurance, advertising and public relations, telephone, professional fees, office expenses and other general operating expenses.  Details of the current period changes in non-interest income and non-interest expense are provided in the “Results of Operations and Comparison for the Three and Six Months Ended June 30, 2012 and 2011” section of this Quarterly Report on Form 10-Q.

Effect of Federal Laws and Regulations

General.  Federal legislation and regulations significantly affect the banking operations of the Company and the Bank, and have increased competition among commercial banks, savings institutions, mortgage banking enterprises and other financial institutions. In particular, the capital requirements and operations of regulated depository institutions such as the Company and the Bank have been and will be subject to changes in applicable statutes and regulations from time to time, which changes could, under certain circumstances, adversely affect the Company or the Bank.

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

In December 2010 and January 2011, the Basel Committee on Banking Supervision published the final texts of reforms on capital and liquidity generally referred to as “Basel III.”  Although Basel III is intended to be implemented by participating countries for large, internationally active banks, its provisions are being considered by United States banking regulators in developing new regulations applicable to other banks in the United States, including Great Southern.  For banks in the United States, among the provisions concerning capital are: (i) a minimum ratio of common equity to risk-weighted assets reaching 4.5%, plus an additional 2.5% as a capital conservation buffer, by 2019 after a phase-in period; (ii) a minimum ratio of Tier 1 capital to risk-weighted assets reaching 6.0% by 2019 after a phase-in period; (iii) a minimum ratio of total capital to risk-weighted assets, plus the additional 2.5% capital conservation buffer, reaching 10.5% by 2019 after a phase -in period; (iv) an additional countercyclical capital buffer to be imposed by applicable national banking regulators periodically at their discretion, with advance notice; and (v) restrictions on capital distributions and discretionary bonuses applicable when capital ratios fall within the buffer zone.

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

FDIC-Assisted Acquisition of Certain Assets and Liabilities

On April 27, 2012, Great Southern Bank entered into a purchase and assumption agreement, including a loss sharing agreement, with the FDIC to purchase, at a discount of $59.9 million, substantially all of the assets and assume substantially all of the deposits and other liabilities of Inter Savings Bank, FSB (“InterBank”), a full-service bank headquartered in Maple Grove, Minn.  Established in 1965, InterBank operated four locations in three counties in the Minneapolis-St.Paul area.  Assets with a fair value of approximately $490.1 million were acquired, including $285.5 million of loans, $34.9 million of investment securities, $75.3 million of cash and cash equivalents, $6.2 million of foreclosed assets, $585,000 of FHLB stock, and $2.5 million of accrued interest receivable and other assets.  A customer-related core deposit intangible asset of $1.0 million was also recorded.  Under the loss sharing agreement, the FDIC has agreed to cover 80% of the losses on the loans and foreclosed assets purchased subject to certain limitations.  The Company recorded an FDIC indemnification asset of $84.0 million as a result of this loss sharing agreement.  Liabilities with a fair value of $458.7 million were assumed, including $456.3 million of deposits and $2.4 million of other liabilities.

The Company recorded a preliminary one-time gain of $31.3 million (pre-tax) based upon the initial estimated fair value of the assets acquired and liabilities assumed in accordance with FASB ASC 805, Business Combinations, during the quarter ended June 30, 2012.  FASB ASC 805 allows a measurement period of up to one year to adjust initial fair value estimates as of the acquisition date.  The Company will continue to evaluate the fair value estimates and, if necessary, they may be adjusted during the measurement period.  Additional income will be recognized in future periods as loans are collected from customers and as reimbursements of losses are collected from the FDIC, but we cannot estimate the timing of this income due to the variables associated with this transaction. Based on the level of discounts expected to be accreted into income in future years and the loss sharing agreement with the FDIC, none of the acquired InterBank loans are considered non-performing, as we have a reasonable expectation to recover both the discounted book balances of such loans as well as a yield on the discounted book balances.

The former InterBank franchise is currently operating under the Great Southern name from its previous locations, some of which were owned and some of which were leased facilities.  While the real estate, furniture and fixtures of the branch locations currently being operated were not included in the April 27, 2012 transaction, the Bank has committed to purchase the majority of the owned assets from the FDIC.  The Company expects the cost to be approximately $3.0 million.  The Bank plans to convert the InterBank operational systems into Great Southern’s systems on August 10, 2012, which will allow all Great Southern and former InterBank customers to conduct business at any banking center throughout the Great Southern six-state franchise.

InterBank presented an attractive franchise for the Company to acquire because it provided the opportunity for expansion into a new complementary market through banking centers which, for the most part, held competitive market positions in both loans and deposits.  The Minneapolis-St. Paul market should provide new opportunities for commercial and real estate lending, as it is a large metropolitan area with relatively low unemployment and significant business activity.  The Company also benefits from reduced credit risk due to the loss sharing agreement with the FDIC that was part of the transaction.

Business Initiatives

During the second quarter, the Company replaced two existing banking centers with new facilities. In April, a new banking center on West Kearney in north Springfield, Mo. was opened replacing a leased location approximately one block east. In May, a new banking center on West 135th Street in Olathe, Kan. was opened in an established retail business district, replacing the former banking site located in a lesser developed area of the city. Great Southern Travel also moved its office to the new facility.

In October 2012, the Company expects to replace a leased banking center at 3961 S. Campbell in Springfield, Mo., with a new banking center at 600 W. Republic, less than a mile away.  The new site is a former bank office and provides greater customer access.

In May, the Company launched a Small Business Bundling campaign to attract new small business customers.  The campaign featured attractive loan and deposit products designed to meet the specific needs of small businesses. While Great Southern has a long tradition of serving small businesses, the campaign reiterated the Company’s ongoing commitment to serve this important customer segment throughout its six-state franchise.

Text banking is expected to be launched for customers in mid-August, providing another channel to access account information. Tablet computer applications and remote check deposit for smartphones are under development and are expected to be available in the third quarter of 2012.

The common stock of Great Southern Bancorp, Inc., is listed on the Nasdaq Global Select Market under the symbol “GSBC”. The last reported sale price of GSBC common stock in the quarter ended June 30, 2012, was $27.58.

Headquartered in Springfield, Mo., Great Southern offers a broad range of banking, investment, insurance and travel services to customers and clients. The Company operates 107 banking centers and more than 200 ATMs in Missouri, Arkansas, Iowa, Kansas, Minnesota and Nebraska.

Comparison of Financial Condition at June 30, 2012 and December 31, 2011

During the six months ended June 30, 2012, the Company increased total assets by $425.7 million to $4.22 billion.  Most of the increase was attributable to the assets acquired, including cash, investments, loans, other real estate owned and other assets, as part of the FDIC-assisted acquisition of InterBank on April 27, 2012.  Partially offsetting those increases were decreases in net loans excluding mortgage loans held for sale and FDIC-covered loans.  Net loans increased $184.5 million from December 31, 2011, to $2.31 billion at June 30, 2012.  The increase was primarily due to the loans acquired as part of the FDIC-assisted acquisition as noted above.  Offsetting these increases were decreases in net loans acquired through the 2009 and 2011 FDIC-assisted transactions of $87.2 million, or 22.0%.  Excluding covered loans and mortgage loans held for sale, total loans decreased $4.8 million, primarily in the areas of commercial real estate loans and construction and land development loans, partially offset by increases in the areas of multi-family residential mortgage loans, commercial business loans and consumer loans.  The Company's strategy continues to be focused on maintaining credit risk and interest rate risk at appropriate levels given the current credit and economic environments.  Based upon the current lending environment and economic conditions, the Company does not expect to grow the overall loan portfolio significantly, at this time.  Cash and cash equivalents increased $244.6 million as compared to December 31, 2011, as the Company acquired cash through the acquisition of InterBank and due to the fact that the Bank had excess liquidity due to increases in deposits and slower loan demand.  The Company may maintain a higher level of cash and cash equivalents for the time being as excess liquidity in these uncertain times for the U.S. economy and the banking industry, subject to funding activities which are discussed below, and recognizing that this could potentially have the effect of suppressing net interest margin and net interest income.

The Company's available-for-sale securities decreased $56.2 million compared to December 31, 2011.  The decrease was primarily due to calls and sales of state and political subdivision bonds and paydowns, maturities and sales of mortgage-backed securities.

The Company’s net premises and equipment increased $11.3 million as compared to December 31, 2011.  The primary reason for the increase was the purchase of approximately $6.1 million of fixed assets from the FDIC for the Sun Security branch locations and the addition of new locations added as a result of the growth of the Company and to provide for future growth.

The FDIC indemnification asset increased $40.6 million from December 31, 2011 due primarily to the net addition of $82.6 million for the FDIC-assisted acquisition of InterBank.  That increase was partially offset by a decrease of $42.0 million due to the billing and collection of realized losses and amortization relating to the reduction in expected reimbursements under the loss sharing agreements for the 2009 and 2011 FDIC-assisted acquisitions, previously discussed in Note 8 of the Notes to Consolidated Financial Statements.

Total liabilities increased $397.5 million from December 31, 2011 to $3.86 billion at June 30, 2012.  The increase was primarily attributable to increases in deposits from the FDIC-assisted acquisition of InterBank, partially offset by decreases in Federal Home Loan Bank advances and securities sold under reverse repurchase agreements with customers.  Total deposits increased $429.4 million from December 31, 2011.  Transaction account balances increased $176.5 million to $1.87 billion at June 30, 2012, up from $1.69 billion at December 31, 2011 while retail certificates of deposit increased $268.3 million to $1.27 billion at June 30, 2012, up from $1.00 billion at December 31, 2011.  Since the second quarter of 2010, the Company’s transaction account balances have trended upward while retail certificates of deposit (excluding acquired deposits) have trended downward because of customer preference to have immediate access to funds during the current low interest rate environment, when excluding the effect of the deposits added from the 2011 and 2012 FDIC-assisted acquisitions.  Total brokered deposits (excluding CDARS customer account balances) were $19.8 million at June 30, 2012, compared to $48.3 million at December 31, 2011.  The decrease was the result of brokered deposits that matured during the period.  In addition, at June 30, 2012 and December 31, 2011, Great Southern Bank customer deposits totaling $229.5 million and $216.3 million, respectively, were part of the CDARS program which allows bank customers to maintain balances in an insured manner that would otherwise exceed the FDIC deposit insurance limit. The FDIC counts these deposits as brokered, but these are deposit accounts that we generate with customers in our local markets. The Company did not actively try to grow CDARS customer deposits during the current period and decreased interest rates offered on these deposits during the six months ended June 30, 2012.  Securities sold under reverse repurchase agreements with customers decreased $10.7 million from December 31, 2011 as these balances fluctuate over time.  FHLBank advances decreased $37.8 million from December 31, 2011. The Company elected to prepay $30.0 million of FHLB advances which were assumed as part of the Sun Security transaction during the first quarter of 2012.  The penalties incurred to prepay these advances were primarily accounted for as part of the purchase accounting adjustments at the time of acquisition, resulting in no additional material expense in the six months ended June 30, 2012.  The level of FHLBank advances also fluctuates depending on growth in the Company's loan portfolio and other funding needs and sources available to the Company. Most of the Company’s FHLBank advances are fixed-rate advances that cannot be repaid prior to maturity without incurring significant penalties.

Total stockholders' equity increased $28.2 million from $324.6 million at December 31, 2011 to $352.8 million at June 30, 2012.  The Company recorded net income of $29.2 million for the six months ended June 30, 2012, common and preferred dividends declared were $5.2 million and accumulated other comprehensive gain increased $3.6 million.  The increase in accumulated other comprehensive gain resulted from increases in the fair value of the Company's available-for-sale investment securities.  In addition, total stockholders’ equity increased $467,000 due to stock option exercises.

Results of Operations and Comparison for the Three and Six Months Ended June 30, 2012 and 2011

General

Net income was $21.7 million for the three months ended June 30, 2012 compared to net income of $5.9 million for the three months ended June 30, 2011. This increase of $15.8 million, or 268%, was primarily due to an increase in non-interest income of $40.1 million, or 1,858%, and an increase in net interest income of $185,000 or 0.5%, partially offset by an increase in non-interest expense of $7.9 million, or 35.8%, an increase in provision for loan losses of $9.2 million, or 109%, and an increase in provision for income taxes of $7.4 million, or 444%.  Net income available to common shareholders was $21.5 million and $5.1 million for the quarters ended June 30, 2012 and 2011, respectively.

Net income was $29.2 million for the six months ended June 30, 2012 compared to net income of $11.8 million for the six months ended June 30, 2011. This increase of $17.4 million, or 147%, was primarily due to an increase in non-interest income of $50.3 million, or 1,281%, partially offset by a decrease in net interest income of $2.4 million or 3.0%, an increase in non-interest expense of $13.1 million, or 30.0%, an increase in provision for loan losses of $11.0 million, or 66.4%, and an increase in provision for income taxes of $6.4 million, or 180%.  Net income available to common shareholders was $28.9 million and $10.2 million for the six months ended June 30, 2012 and 2011, respectively.

Total Interest Income

Total interest income decreased $923,000, or 1.9%, during the three months ended June 30, 2012 compared to the three months ended June 30, 2011.  The decrease was due to a $175,000 decrease in interest income on loans and a $748,000 decrease in interest income on investments and other interest-earning assets.  Total interest income decreased $5.3 million, or 5.4%, during the six months ended June 30, 2012 compared to the six months ended June 30, 2011.  The decrease was due to a $4.4 million decrease in interest income on loans and a $926,000 decrease in interest income on investments and other interest-earning assets.  Interest income on loans decreased primarily due to a reduction in the increases in expected cash flows to be received from the FDIC-acquired loan pools and the resulting adjustment to accretable yield which were previously discussed in Note 8 of the Notes to Consolidated Financial Statements. Interest income from investment securities and other interest-earning assets decreased during the three and six months ended June 30, 2012 primarily due to lower average rates of interest. The lower average investment yields were primarily a result of lower yields on mortgage-backed securities as interest rates reset downward.  Prepayments on the mortgages underlying these securities resulted in amortization of premiums which also reduced yields.

Interest Income – Loans

During the three months ended June 30, 2012 compared to the three months ended June 30, 2011, interest income on loans decreased due to lower average interest rates, partially offset by increased average balances. Interest income decreased $11.4 million as a result of lower average interest rates on loans.  The average yield on loans decreased from 8.72% during the three months ended June 30, 2011, to 7.13% during the three months ended June 30, 2012.  This decrease was due to a decrease in additional yield accretion recognized in conjunction with the fair value of the loan pools acquired in the 2009 and 2011 FDIC-assisted transactions as previously discussed in Note 8 of the Notes to Consolidated Financial Statements.  On an on-going basis the Company estimates the cash flows expected to be collected from the acquired loan pools. This cash flows estimate has increased each quarter beginning with the third quarter of 2010, based on the payment histories and reduced loss expectations of the loan pools, resulting in a total of $96.0 million of adjustments to be spread on a level-yield basis over the remaining expected lives of the loan pools. The increases in expected cash flows also reduced the amount of expected reimbursements under the loss sharing agreements with the FDIC, which are recorded as indemnification assets. Therefore, the expected indemnification assets have also been reduced each quarter since the third quarter of 2010, resulting in a total of $83.7 million of adjustments to be amortized on a comparable basis over the remainder of the loss sharing agreements or the remaining expected life of the loan pools, whichever is shorter.  For the quarters ended June 30, 2012 and 2011, the adjustments increased interest income by $8.0 million and $12.8 million, respectively, and decreased non-interest income by $6.6 million and $11.5 million, respectively.  The net impact to pre-tax income was $1.4 million and $1.3 million, respectively, for the quarters ended June 30, 2012 and 2011.  Because the adjustments will be recognized over the estimated remaining lives of the loan pools and the remainder of the loss sharing agreements, respectively, they will impact future periods as well.  As of June 30, 2012, the remaining accretable yield adjustment that will affect interest income is $14.0 million and the remaining adjustment to the indemnification assets that will affect non-interest income (expense) is $(11.6) million.  Of the remaining adjustments, we expect to recognize $9.0 million of interest income and $(7.7) million of non-interest income (expense) in the remainder of 2012.  These amounts do not account for any adjustments that may occur relating to the InterBank transaction, which was completed on April 27, 2012.  Apart from the yield accretion, the average yield on loans was 5.77% for the three months ended June 30, 2012, down from 6.07% for the three months ended June 30, 2011, as a result of both normal amortization of higher-rate loans and new loans that were made at current lower market rates.

Interest income increased $11.2 million as the result of higher average loan balances which increased from $1.94 billion during the quarter ended June 30, 2011, to $2.37 billion during the quarter ended June 30, 2012. The higher average balance resulted primarily from the FDIC-assisted acquisitions of the assets of Sun Security Bank in October 2011 and InterBank in April 2012.

During the six months ended June 30, 2012 compared to the six months ended June 30, 2011, interest income on loans decreased due to lower average interest rates, partially offset by higher average balances. Interest income decreased $18.4 million as a result of lower average interest rates on loans.  The average yield on loans decreased from 8.79% during the six months ended June 30, 2011, to 7.05% during the six months ended June 30, 2012.  This decrease was due to a decrease in additional yield accretion recognized in conjunction with the fair value of the loan pools acquired in the 2009 and 2011 FDIC-assisted transactions as discussed above for the three months ended June 30, 2011 and as previously discussed in Note 8 of the Notes to Consolidated Financial Statements.  The adjustments increased interest income by $14.2 million and decreased non-interest income by $11.2 million during the six months ended June 30, 2012, for a net impact of $3.0 million to pre-tax income.  Apart from the yield accretion, the average yield on loans was 5.80% for the six months ended June 30, 2012, down from 6.13% for the six months ended June 30, 2011 for reasons discussed above.

Interest income increased $14.1 million as the result of higher average loan balances which increased from $1.93 billion during the six months ended June 30, 2011, to $2.28 billion during the six months ended June 30, 2012.  The higher average balance resulted primarily from the FDIC-assisted acquisitions of the assets of Sun Security Bank in October 2011 and InterBank in April 2012.

Interest Income – Investments and Other Interest-earning Assets

Interest income on investments and other interest-earning assets decreased in the three months ended June 30, 2012 compared to the three months ended June 30, 2011. Interest income decreased $1.1 million due to a decrease in average interest rates from 2.38% during the three months ended June 30, 2011, to 1.80% during the three months ended June 30, 2012. Interest income increased $328,000 as a result of an increase in average balances from $1.16 billion during the three months ended June 30, 2011, to $1.36 billion during the three months ended June 30, 2012.  Average balances of securities increased due to the Sun Security Bank and InterBank acquisitions while average interest-earning deposits increased due to an increase in average interest-bearing deposits, also primarily due to these acquisitions.

Interest income on investments and other interest-earning assets decreased in the six months ended June 30, 2012 compared to the six months ended June 30, 2011. Interest income decreased $1.7 million as a result of a decrease in average interest rates from 2.34% during the six months ended June 30, 2011, to 1.99% during the six months ended June 30, 2012.  Interest income increased $781,000 as a result of an increase in average balances from $1.20 billion during the six months ended June 30, 2011, to $1.31 billion during the six months ended June 30, 2012.  The reasons for these changes in the comparable six-month periods are the same as those described previously for the comparable three-month periods.

The Company’s interest-earning deposits and non-interest-earning cash equivalents currently earn very low or no yield and therefore negatively impact the Company’s net interest margin. At June 30, 2012, the Company had cash and cash equivalents of $624.8 million compared to $380.2 million at December 31, 2011. The increase in cash and cash equivalents during the period resulted from the cash acquired through the acquisition of InterBank, due to liquidity resulting from increased deposits, slower loan demand, and proceeds from the sale of available-for-sale securities.  See "Net Interest Income" for additional information on the impact of this interest activity.

Total Interest Expense

Total interest expense decreased $1.1 million, or 12.5%, during the three months ended June 30, 2012, when compared with the three months ended June 30, 2011, due to a decrease in interest expense on deposits of $875,000, or 13.1%, a decrease in interest expense on FHLBank advances of $172,000, or 13.2%, and a decrease in interest expense on short-term and structured repo borrowings of $75,000, or 10.0%, partially offset by an increase in interest expense on subordinated debentures issued to capital trusts of $14,000, or 10.0%.

Total interest expense decreased $2.9 million, or 15.6%, during the six months ended June 30, 2012, when compared with the six months ended June 30, 2011, primarily due to a decrease in interest expense on deposits of $2.6 million, or 18.2%, a decrease in interest expense on FHLBank advances of $195,000, or 7.5%, a decrease in interest expense on short-term and structured repo borrowings of $145,000, or 9.6%, slightly offset by an increase in interest expense on subordinated debentures issued to capital trusts of $34,000, or 12.1%.

Interest Expense – Deposits

Interest expense on demand deposits decreased $818,000 due to a decrease in average rates from 0.73% during the three months ended June 30, 2011, to 0.54% during the three months ended June 30, 2012. The average interest rates decreased due to lower overall market rates of interest since June 30, 2011 and because the Company chose to pay lower rates during the three months ended June 30, 2012 when compared to the same period in 2011. Market rates of interest on checking and money market accounts have decreased since late 2007 when the FRB began reducing short-term interest rates.  Interest expense on demand deposits increased $809,000 due to an increase in average balances from $1.11 billion during the three months ended June 30, 2011, to $1.51 billion during the three months ended June 30, 2012. The increase in average balances of demand deposits was primarily a result of the acquisitions of Sun Security Bank and InterBank and customer preference to transition from time deposits to demand deposits.

Interest expense on demand deposits decreased $974,000 due to a decrease in average rates from 0.76% during the six months ended June 30, 2011, to 0.60% during the six months ended June 30, 2012. Interest expense on demand deposits increased $927,000 due to an increase in average balances from $1.10 billion during the six months ended June 30, 2011, to $1.37 billion during the six months ended June 30, 2012.  The reasons for these changes in the comparable six-month periods are the same as those described previously for the comparable three-month periods.

Interest expense on time deposits decreased $1.9 million as a result of a decrease in average rates of interest from 1.49% during the three months ended June 30, 2011, to 1.03% during the three months ended June 30, 2012.  A large portion of the Company’s certificate of deposit portfolio matures within one year and therefore reprices fairly quickly; this is consistent with the portfolio over the past several years.  Interest expense on time deposits increased $1.1 million due to an increase in average balances of time deposits from $1.25 billion during the three months ended June 30, 2011, to $1.47 billion during the three months ended June 30, 2012.  As previously mentioned, the increase in average balances of time deposits was due to the acquisition of Sun Security Bank and InterBank and was partially offset by  customer preference to transition from time deposits to demand deposits.

Interest expense on time deposits decreased $3.4 million due to a decrease in average rates from 1.57% during the six months ended June 30, 2011, to 1.09% during the six months ended June 30, 2012. Interest expense on time deposits increased $893,000 due to an increase in average balances from $1.28 billion during the six months ended June 30, 2011, to $1.39 billion during the six months ended June 30, 2012.  The reasons for these changes in the comparable six-month periods are the same as those described previously for the comparable three-month periods.  Also offsetting the increase in average balances was the redemption of brokered deposits that matured during the first quarter.

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

Interest Expense – FHLBank Advances, Short-term Borrowings and Structured Repo Borrowings and Subordinated Debentures Issued to Capital Trusts

During the three months ended June 30, 2012 compared to the three months ended June 30, 2011, interest expense on FHLBank advances decreased due to lower average interest rates and lower average balances.  Interest expense on FHLBank advances decreased $44,000 due to a decrease in average balances from $152 million during the three months ended June 30, 2011, to $147 million during the three months ended June 30, 2012. This decrease was primarily due to repayments of advances.  Interest expense on FHLBank advances decreased $128,000 due to a decrease in average interest rates from 3.44% in the three months ended June 30, 2011, to 3.10% in the three months ended June 30, 2012.  Most of the remaining advances are fixed-rate and are subject to penalty if paid off prior to maturity.

During the six months ended June 30, 2012 compared to the six months ended June 30, 2011, interest expense on FHLBank advances decreased due to lower average interest rates, partially offset by higher average balances.  Interest expense on FHLBank advances decreased $388,000 due to a decrease in average interest rates from 3.44% in the six months ended June 30, 2011, to 2.97% in the six months ended June 30, 2012.  Most of the remaining advances are fixed-rate and are subject to penalty if paid off prior to maturity.  Interest expense on FHLBank advances increased $193,000 due to an increase in average balances from $153 million during the six months ended June 30, 2011, to $163 million during the six months ended June 30, 2012.  This increase was primarily due to the FHLBank advances assumed through the Sun Security Bank acquisition in October 2011.  The Company elected to repay $30.0 million of those assumed FHLB advances during the first quarter of 2012.

Interest expense on short-term and structured repo borrowings decreased $26,000 due to a decrease in average rates on short-term borrowings from 1.02% in the three months ended June 30, 2011, to 0.99% in the three months ended June 30, 2012.  Interest expense on short-term and structured repo borrowings decreased $49,000 due to a decrease in average balances from $293 million during the three months ended June 30, 2011, to $274 million during the three months ended June 30, 2012. The decrease in balances of short-term borrowings was primarily due to decreases in average securities sold under repurchase agreements with the Company's deposit customers which tend to fluctuate.

Interest expense on short-term and structured repo borrowings decreased $178,000 due to a decrease in average balances from $307 million during the six months ended June 30, 2011, to $271 million during the six months ended June 30, 2012. The decrease in balances of short-term borrowings was primarily due to decreases in average securities sold under repurchase agreements with the Company's deposit customers which tend to fluctuate. Interest expense on short-term and structured repo borrowings increased $33,000 due to an increase in average rates on short-term borrowings from 0.99% in the six months ended June 30, 2011, to 1.01% in the six months ended June 30, 2012.

Interest expense on subordinated debentures issued to capital trusts increased $14,000 due to an increase in average rates from 1.82% in the three months ended June 30, 2011, to 2.00% in the three months ended June 30, 2012.  Interest expense on subordinated debentures issued to capital trusts increased $34,000 due to an increase in average rates from 1.83% in the six months ended June 30, 2011, to 2.04% in the six months ended June 30, 2012.  These debentures are not subject to an interest rate swap; however, they are variable-rate debentures and bear interest at an average rate of three-month LIBOR plus 1.57%, adjusting quarterly.

Net Interest Income

Net interest income for the three months ended June 30, 2012 increased $185,000 to $40.5 million compared to $40.3 million for the three months ended June 30, 2011. Net interest margin was 4.36% in the three months ended June 30, 2012, compared to 5.21% in the three months ended June 30, 2011, a decrease of 85 basis points, or 16.3%.  In both three-month periods, the Company’s margin was positively impacted primarily by the increases in expected cash flows to be received from the FDIC-acquired loan pools and the resulting increase to accretable yield which were previously discussed in Note 8 of the Notes to Consolidated Financial Statements. The positive impact of these changes on the three months ended June 30, 2012 and 2011 were increases in interest income of $8.0 million and $12.8 million, respectively, and increases in net interest margin of 86 basis points and 166 basis points, respectively.  Excluding the positive impact of the additional yield accretion, net interest margin decreased five basis points during the three months ended June 30, 2012, primarily due to decreases in the yield on loans and investments, excluding the yield accretion income discussed above, when compared to the year-ago quarter.  Existing loans continue to repay, and in many cases new loans originated are at rates which are lower than the rates on those repaying loans.  During 2011 and the first half of 2012, lower-rate transaction deposits increased as customers added to existing accounts or new customer accounts were opened, while higher-rate brokered deposits decreased and retail time deposits renewed at lower rates of interest.  While retail certificates of deposit increased over the year-ago quarter because of the deposits assumed in the Sun Security Bank and InterBank FDIC-assisted acquisitions, those assumed were at relatively low market rates.

The Company's overall interest rate spread decreased 81 basis points, or 15.9%, from 5.10% during the three months ended June 30, 2011, to 4.29% during the three months ended June 30, 2012. The gross change was due to a 115 basis point decrease in the weighted average yield on interest-earning assets and a 34 basis point decrease in the weighted average rate paid on interest-bearing liabilities. In comparing the two periods, the yield on loans decreased 159 basis points while the yield on investment securities and other interest-earning assets decreased 58 basis points. The rate paid on deposits decreased 35 basis points, the rate paid on subordinated debentures issued to capital trusts increased 18 basis points, the rate paid on FHLBank advances decreased 34 basis points and the rate paid on short-term borrowings decreased three basis points.

Net interest income for the six months ended June 30, 2012 decreased $2.4 million to $77.3 million compared to $79.7 million for the six months ended June 30, 2011. Net interest margin was 4.33% in the six months ended June 30, 2012, compared to 5.13% in the six months ended June 30, 2011, a decrease of 80 basis points, or 15.6%.  The Company's overall interest rate spread decreased 79 basis points, or 15.7%, from 5.02% during the six months ended June 30, 2011, to 4.23% during the six months ended June 30, 2012. The gross change was due to a 112 basis point decrease in the weighted average rate paid on interest-earning assets, and a 33 basis point decrease in the weighted average yield on interest-bearing liabilities.  In comparing the two periods, the yield on loans decreased 174 basis points while the yield on investment securities and other interest-earning assets decreased 35 basis points. The rate paid on deposits decreased 36 basis points, the rate paid on FHLBank advances decreased 47 basis points, the rate paid on subordinated debentures issued to capital trusts increased 21 basis points and the rate paid on short-term borrowings increased two basis points.

For additional information on net interest income components, refer to the "Average Balances, Interest Rates and Yields" table in this Quarterly Report on Form 10-Q.

Provision for Loan Losses and Allowance for Loan Losses

The provision for loan losses increased $9.2 million, from $8.4 million during the three months ended June 30, 2011, to $17.6 million during the three months ended June 30, 2012.  The provision for loan losses increased $11.1 million from $16.6 million during the six months ended June 30, 2011, to $27.7 million during the six months ended June 30, 2012.  At June 30, 2012, the allowance for loan losses was $40.7 million, a decrease of $510,000 from December 31, 2011.  Net charge-offs were $18.4 million in the three months ended June 30, 2012, versus $9.8 million in the three months ended June 30, 2011.  Net charge-offs were $28.2 million in the six months ended June 30, 2012, versus $17.6 million in the six months ended June 30, 2011. Three relationships accounted for $10.2 million of the net charge-off total for the three months ended June 30, 2012.  General market conditions, and more specifically, housing supply, absorption rates and unique circumstances related to individual borrowers and projects contributed to increased provisions and charge-offs.  As loans were categorized as potential problem loans, non-performing loans or foreclosed assets, evaluations were made of the value of the properties securing these assets with corresponding charge-offs as appropriate.

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

Loans acquired in the TeamBank, Vantus Bank, Sun Security Bank and InterBank  FDIC-assisted transactions are covered by loss sharing agreements between the FDIC and Great Southern Bank which afford Great Southern Bank at least 80% protection from losses in the acquired portfolio of loans.  The FDIC loss sharing agreements are subject to limitations on the types of losses covered and the length of time losses are covered and are conditioned upon the Bank complying with its requirements in the agreements with the FDIC.  These limitations are described in detail in Note 8 of the Notes to Consolidated Financial Statements. The acquired loans were grouped into pools based on common characteristics and were recorded at their estimated fair values, which incorporated estimated credit losses at the acquisition dates.  These loan pools are systematically reviewed by the Company to determine the risk of losses that may exceed those identified at the time of the acquisition.  Techniques used in determining risk of loss are similar to those used to determine the risk of loss for the legacy Great Southern Bank portfolio, with most focus being placed on those loan pools which include the larger loan relationships and those loan pools which exhibit higher risk characteristics. Review of the acquired loan portfolio also includes meetings with customers, review of financial information and collateral valuations to determine if any additional losses are apparent.  At June 30, 2012, one loan pool exhibited risk of loss and had allowances for loan losses totaling $10,000.  This loan pool was acquired through the Vantus Bank FDIC-assisted transaction, and because of the loss sharing agreements for the transaction, this amount represents the 20% of the anticipated loss that would be ultimately borne by the Bank.

The Bank's allowance for loan losses as a percentage of total loans, excluding loans covered by the FDIC loss sharing agreements, was 2.31% and 2.33% at June 30, 2012 and December 31, 2011, respectively.  Management considers the allowance for loan losses adequate to cover losses inherent in the Company's loan portfolio at June 30, 2012, based on recent reviews of the Company's loan portfolio and current economic conditions.  If economic conditions remain weak or deteriorate significantly, it is possible that additional loan loss provisions would be required, thereby adversely affecting future results of operations and financial condition.

Non-performing Assets

Former TeamBank, Vantus Bank, Sun Security Bank and InterBank non-performing assets, including foreclosed assets, are not included in the totals and in the discussion of non-performing loans, potential problem loans and foreclosed assets below due to the respective loss sharing agreements with the FDIC, which cover at least 80% of principal losses that may be incurred in these portfolios.  In addition, these covered assets were initially recorded at their estimated fair values as of their acquisition dates of March 20, 2009, for TeamBank, September 4, 2009, for Vantus Bank, October 7, 2011, for Sun Security Bank and April 27, 2012, for InterBank.  The overall performance of the TeamBank and Vantus Bank FDIC-covered loan pools has been better than original expectations as of the acquisition dates.  For the FDIC-covered loan pools acquired in 2011 from Sun Security Bank and 2012 from InterBank, the Company’s estimates of the cash flows expected to be collected have not materially changed.

As a result of changes in balances and composition of the loan portfolio, changes in economic and market conditions that occur from time to time, and other factors specific to a borrower's circumstances, the level of non-performing assets will fluctuate.  Non-performing assets, excluding FDIC-covered non-performing assets, at June 30, 2012, were $73.5 million, a decrease of $857,000 from $74.4 million at December 31, 2011. Non-performing assets, excluding FDIC-covered assets, as a percentage of total assets were 1.74% at June 30, 2012, compared to 1.96% at December 31, 2011. Compared to December 31, 2011, non-performing loans decreased $4.9 million to $22.6 million and foreclosed assets increased $4.0 million to $50.9 million.  Construction and land development loans comprised $5.9 million, or 26.0%, of the total $22.6 million of non-performing loans at June 30, 2012, compared with $9.5 million, or 34.6%, of the total $27.5 million of non-performing loans at December 31, 2011.  Non-performing commercial real estate loans were $1.6 million, or 7.3%, of the total non-performing loans at June 30, 2012, compared with $6.2 million, or 22.6%, at December 31, 2011, a decrease of $4.6 million.  Non-performing one-to-four-family residential loans were $6.0 million, or 26.4%, of the total non-performing loans at June 30, 2012, compared with $7.2 million, or 26.3%, at December 31, 2011.

Non-performing Loans.  Non-performing loans have increased since the economic recession began in 2008.  During the six months ended June 30, 2012, economic growth was slow and because of this, we experienced continued higher levels of activity in non-performing loans during the six months ended June 30, 2012.  Activity in the non-performing loans category during the six months ended June 30, 2012 was as follows:

	Beginning Balance, January 1	Additions to Non- Performing	Removed from Non- Performing	Transfers to Potential Problem Loans	Transfers to Foreclosed Assets	Charge- Offs	Payments	Ending Balance, June 30
	(In Thousands)
One- to four-family construction	$—	$—	$—	$—	$—	$—	$—	$—
Subdivision construction	6,661	3,464	—	—	(2,607)	(2,757)	(3,261)	1,500
Land development	2,655	3,743	—	—	(1,120)	(1,066)	(7)	4,205
Commercial construction	—	—	—	—	—	—	—	—
One- to four-family residential	7,424	4,119	(56)	(1,171)	(1,559)	(939)	(1,667)	6,151
Other residential	—	4,214	—	—	—	(1,264)	—	2,950
Commercial real estate	6,204	4,185	—	—	(5,278)	(2,674)	(795)	1,642
Commercial business	3,472	2,737	—	(6)	(18)	(491)	(672)	5,022
Consumer	1,081	1,518	(83)	(601)	(162)	(196)	(388)	1,169

Total	$27,497	$23,980	$(139)	$(1,778)	$(10,744)	$(9,387)	$(6,790)	$22,639

At June 30, 2012, the subdivision construction category of non-performing loans included seven loans, down from 11 loans at December 31, 2011.  The land development category included 10 loans, of which five were added during the quarter.  The largest relationship in this category, which was added during the current quarter, was $1.1 million, or 26.2% of the total category, and was collateralized by land located in the Branson, Missouri area.  The one- to four-family residential category included 51 loans, six of which were added during the quarter.  The commercial real estate category included six loans, none of which were added during the quarter.  The largest relationship in this category, which was added during a previous quarter, was $793,000, or 48.3% of the total category, and was collateralized by a restaurant property located in the Springfield, Missouri MSA.  The other commercial category included nine loans, three of which were added during the quarter.

Potential Problem Loans.  Potential problem loans have increased since the economic recession began in 2008.  During the six months ended June 30, 2012, we experienced continued higher levels of additions to potential problem loans.  During the six months ended June 30, 2012, $45.6 million of loans were added to potential problem loans and almost half of the additions were in the land development and subdivision construction categories.  Compared to December 31, 2011, potential problem loans increased $2.2 million, or 4.0%.  This increase was partially offset by $19.8 million of loans transferred to non-performing loans categories and $12.6 million in charge-offs.  Potential problem loans are loans which management has identified through routine internal review procedures as having possible credit problems that may cause the borrowers difficulty in complying with the current repayment terms.  These loans are not reflected in non-performing assets, but are considered in determining the adequacy of the allowance for loan losses.  Activity in the potential problem loans category during the six months ended June 30, 2012, was as follows:

	Beginning Balance, January 1	Additions to Potential Problem	Removed from Potential Problem	Transfers to Non- Performing	Transfers to Foreclosed Assets	Charge- Offs	Payments	Ending Balance, June 30
	(In Thousands)
One- to four-family construction	$144	$687	$—	$(142)	$—	$—	$(2)	$687
Subdivision construction	6,024	7,705	—	(2,931)	(3,553)	(4,539)	(397)	2,309
Land development	3,691	15,194	—	(3,060)	—	(386)	(343)	15,096
Commercial construction	—	—	—	—	—	—	—	—
One- to four-family residential	7,665	4,076	(573)	(2,868)	—	—	(752)	7,548
Other residential	7,640	12,742	(3,900)	(4,214)	—	(1,478)	(897)	9,893
Commercial real estate	25,799	3,213	—	(3,854)	—	(5,841)	(536)	18,781
Commercial business	3,318	1,671	—	(2,774)	—	(336)	(22)	1,857
Consumer	45	344	(26)	(1)	—	—	(49)	313

Total	$54,326	$45,632	$(4,499)	$(19,844)	$(3,553)	$(12,580)	$(2,998)	$56,484

At June 30, 2012, the commercial real estate category of potential problem loans included 18 loans.  The largest two relationships in this category, which were added during the quarter ended September 30, 2011, had balances of $5.0 million and $3.9 million, respectively, or 47.4% of the total category.  Both relationships were collateralized by properties located in southwest Missouri.  The one- to four-family residential category included 56 loans, 17 of which were added during the current quarter.  The largest relationship in this category, which was added during the quarter ended December 31, 2011, included six loans, totaling $1.9 million, or 25.4% of the total category, and was collateralized by over 35 separate properties located in southwest Missouri.  Another relationship in this category, which was added during the quarter ended December 31, 2011, and included 14 loans, totaled $1.0 million, or 13.6% of the total category, and was collateralized by over 30 separate properties located in southwest Missouri.   The other residential category included six loans, two of which were added during the current quarter.  The largest relationship in this category, which was added during the current quarter, totaled $4.0 million, or 40.4% of the total category, and was collateralized by apartments located in southwest Missouri.  The next largest relationship in this category, which was added during the quarter ended December 31, 2011, had a balance of $2.6 million, or 27.0% of the total category.  The relationship was collateralized by apartments located in central Missouri.  The land development category included six loans, three of which were added during the current quarter.  The largest relationship in this category, which was added during the current quarter, had a balance of $8.9 million, or 59.1% of the total category, and was collateralized by commercial land in the St. Louis, Mo., area.

Foreclosed Assets.  Of the total $79.1 million of foreclosed assets at June 30, 2012, $28.3 million represents the fair value of foreclosed assets acquired in the FDIC-assisted transactions in 2009, 2011 and 2012.  These acquired foreclosed assets are subject to the loss sharing agreements with the FDIC and, therefore, are not included in the following table and discussion of foreclosed assets.  Foreclosed assets have increased since the economic recession began in 2008.  During the six months ended June 30, 2012, economic growth was slow and real estate markets did not experience a recovery.  Because of this, we experienced continued higher levels of additions to foreclosed assets during the six months ended June 30, 2012.  Because sales of foreclosed properties have been slower than additions, total foreclosed assets increased.  Activity in foreclosed assets during the six months ended June 30, 2012 was as follows:

	Beginning Balance, January 1	Additions	ORE Sales	Capitalized Costs	ORE Write- Downs	Ending Balance, June 30
	(In Thousands)
One- to four-family construction	$1,630	$27	$(756)	$72	$(73)	$900
Subdivision construction	15,573	6,133	(793)	—	(205)	20,708
Land development	13,634	87	(359)	—	(181)	13,181
Commercial construction	2,747	1,032	—	—	—	3,779
One- to four-family residential	1,849	1,848	(1,576)	11	(117)	2,015
Other residential	7,853	—	(54)	12	(838)	6,973
Commercial real estate	2,290	5,018	(4,596)	—	—	2,712
Commercial business	85	90	—			175
Consumer	1,211	633	(1,413)	—	—	431

Total	$46,872	$14,868	$(9,547)	$95	$(1,414)	$50,874

At June 30, 2012, the subdivision construction category of foreclosed assets included 53 properties, the largest of which was located in the St. Louis, Mo. metropolitan area and had a balance of $3.6 million, or 17.4% of the total category.  Of the total dollar amount in the subdivision construction category, 13.4% is located in Branson, Mo.  The land development category of foreclosed assets included 22 properties, the largest of which had a balance of $2.8 million, or 21.5% of the total category.  Of the total dollar amount in the land development category, 37.1% was located in northwest Arkansas, including the largest property previously mentioned.

Non-interest Income

For the three months ended June 30, 2012, non-interest income increased $40.1 million, or 1,858%, to $38.0 million when compared to the three months ended June 30, 2011, primarily as a result of the following items:

InterBank FDIC-assisted acquisition:  The Bank recognized a preliminary one-time gain on the FDIC-assisted acquisition of InterBank of $31.3 million (pre-tax) during the quarter ended June 30, 2012.

Amortization of indemnification asset:  As previously described in Note 8 of the Notes to the Consolidated Financial Statements, due to the increase in cash flows expected to be collected from the TeamBank, Vantus Bank and Sun Security Bank FDIC-covered loan portfolios, $6.6 million of amortization (expense) was recorded in the quarter ended June 30, 2012, relating to reductions of expected reimbursements under the loss sharing agreements with the FDIC, which are recorded as indemnification assets.  This amortization (expense) amount was down $4.9 million from the $11.5 million that was recorded in the quarter ended June 30, 2011, relating to reductions of expected reimbursements under the loss sharing agreements with the FDIC.  In addition, the Bank had additional income from the accretion of the discount on the indemnification assets related to the FDIC-assisted acquisitions involving Sun Security Bank, which was completed in October 2011, and InterBank, which was completed in April 2012.

Interest rate swap fees:  The Bank recorded $190,000 in fees for interest rate swap agreements entered into during the period.  The Bank entered into these interest rate swaps with customers and third parties on certain loans originated during the second quarter of 2012 to effectively convert fixed rate loans into variable rate instruments.

Securities gains and impairments:  During the quarter ended June 30, 2012, certain mortgage-backed and municipal securities were sold and a gain was realized. That gain was partially offset by an impairment charge of $262,000 on a non-agency collateralized mortgage obligation.  In the quarter ended June 30, 2011, there were no sales of available-for-sale securities, and the Company recognized an impairment charge of $400,000 on the non-agency collateralized mortgage obligation referred to above.  The net gain on sale of available-for-sale securities for the three months ended June 30, 2012, was $1.3 million, an increase of $1.7 million from the net impairment loss of $400,000 recognized for the three months ended June 30, 2011.

For the six months ended June 30, 2012, non-interest income increased $50.3 million, or 1,281%, to $46.4 million when compared to the six months ended June 30, 2011, primarily as a result of the following items:

InterBank FDIC-assisted acquisition:  The Bank recognized a preliminary one-time gain on the FDIC-assisted acquisition of InterBank of $31.3 million (pre-tax) during the quarter ended June 30, 2012.

Amortization of indemnification asset:  As previously described in Note 8 of the Notes to the Consolidated Financial Statements, due to the increase in cash flows expected to be collected from the TeamBank, Vantus Bank and Sun Security Bank FDIC-covered loan portfolios, $11.2 million of amortization (expense) was recorded in the six-month period ended June 30, 2012, relating to reductions of expected reimbursements under the loss sharing agreements with the FDIC, which are recorded as indemnification assets. This amortization (expense) amount was down $11.6 million from the $22.8 million that was recorded in the six-month period ended June 30, 2011, relating to reductions of expected reimbursements under the loss sharing agreements with the FDIC.  In addition, the Bank had additional income from the accretion of the discount on the indemnification assets related to the FDIC-assisted acquisitions involving Sun Security Bank, which was completed in October 2011, and InterBank which was completed in April 2012.

Tax credits:  The Bank sold or utilized several state tax credits during the six months ended June 30, 2012, which resulted in a gain of $1.0 million.

Interest rate swap fees:  The Bank recorded $490,000 in fees for interest rate swap agreements entered into during the period.  The Bank entered into these interest rate swaps with customers and third parties on certain loans originated during the first six months of 2012 to effectively convert fixed rate loans into variable rate instruments.

Securities gains and impairments:  During the six months ended June 30, 2012, the Company recognized a net gain on sale of available-for-sale securities of $1.3 million, an increase of $1.7 million from the net impairment loss of $400,000 recognized for the six months ended June 30, 2011.  The reasons for the increase in the comparable six-month periods are the same as those described previously for the comparable three-month periods.

Non-interest Expense

For the three months ended June 30, 2012, non-interest expense increased $7.9 million, or 35.8%, to $30.1 million, when compared to the three months ended June 30, 2011.  The increase was primarily due to the following items:

InterBank FDIC-assisted acquisition:  Non-interest expense increased $2.2 million for the quarter ended June 30, 2012, when compared to the quarter ended June 30, 2011, due to costs related to the operations acquired in the FDIC-assisted acquisition involving the former InterBank on April 27, 2012.  Of this amount, $1.5 million related to non-recurring acquisition-related expenses, primarily related to salaries and benefits ($540,000) and legal and other professional fees ($425,000).

Sun Security Bank FDIC-assisted acquisition:  Non-interest expense increased $1.8 million for the quarter ended June 30, 2012, when compared to the quarter ended June 30, 2011, due to costs related to the operations acquired in the FDIC-assisted acquisition involving the former Sun Security Bank on October 7, 2011.

New banking centers:  Continued internal growth of the Company since the quarter ended June 30, 2011, caused an increase in non-interest expense during the quarter ended June 30, 2012.  The Company opened two retail banking centers in the St. Louis, Mo., market area – one in O’Fallon, Mo. in February 2012 and one in Affton, Mo. in December 2011. The operation of these two new locations increased non-interest expense for the quarter ended June 30, 2012, by $163,000 over the same period in 2011.

Amortization of tax credits:  The Company has invested in certain federal low-income housing tax credits and federal new market tax credits.  These credits are typically purchased at 70-90% of the amount of the credit and are generally utilized to offset taxes payable over ten-year and seven-year periods, respectively.  During the quarter ended June 30, 2012, tax credits used to reduce the Company’s tax expense totaled $1.6 million, up $1.0 million from $560,000 for the quarter ended June 30, 2011.  These tax credits resulted in corresponding amortization expense of $1.2 million during the quarter ended June 30, 2012, up $848,000 from $352,000 for the quarter ended June 30, 2011. The net result of these transactions was an increase to non-interest expense and a decrease to income tax expense, which positively impacted the Company’s effective tax rate, but negatively impacted the Company’s non-interest expense and efficiency ratio.

For the six months ended June 30, 2012, non-interest expense increased $13.1 million, or 30.0%, to $56.9 million, when compared to the six months ended June 30, 2011.  The increase was primarily due to the following items:

InterBank FDIC-assisted acquisition:  Non-interest expense increased $2.2 million for the six months ended June 30, 2012, when compared to the six months ended June 30, 2011, due to costs related to the operations acquired in the FDIC-assisted acquisition involving the former InterBank on April 27, 2012.  Of this amount, $1.5 million related to non-recurring acquisition-related expenses, primarily related to salaries and benefits ($540,000) and legal and other professional fees ($425,000).

Sun Security Bank FDIC-assisted acquisition:  Non-interest expense increased $4.0 million for the six months ended June 30, 2012, when compared to the six months ended June 30, 2011, due to costs related to the operations acquired in the FDIC-assisted acquisition involving the former Sun Security Bank on October 7, 2011.  Of this amount, $497,000 related to non-recurring acquisition-related costs incurred during the first quarter of 2012, primarily salaries ($127,000) and occupancy and equipment expenses ($215,000).

New banking centers:  Continued internal growth of the Company since the six months ended June 30, 2011 caused an increase in non-interest expense during the six months ended June 30, 2012.  The Company opened two retail banking centers in the St. Louis, Mo., market area-one in O’Fallon, Mo. in February 2012 and one in Affton, Mo. in December 2011. The operation of these two new locations increased non-interest expense for the six months ended June 30, 2012, by $346,000 over the same period in 2011.

Amortization of tax credits:  During the six months ended June 30, 2012, tax credits used to reduce the Company’s tax expense totaled $3.2 million, up $2.2 million from $1.0 million for the six months ended June 30, 2011.  These tax credits resulted in corresponding amortization expense of $2.3 million during the six months ended June 30, 2012, up $1.6 million from $700,000 for the six months ended June 30, 2011. The net result of these transactions was an increase to non-interest expense and a decrease to income tax expense, which positively impacted the Company’s effective tax rate, but negatively impacted the Company’s non-interest expense and efficiency ratio.

The Company’s efficiency ratio for the three months ended June 30, 2012, was 38.33% compared to 58.05% for the same period in 2011.  The efficiency ratio for the six months ended June 30, 2012, was 45.99% compared to 57.77% for the same period in 2011.  The decreases in the ratios from the prior periods were primarily due to the gain recognized on the FDIC-assisted acquisition, partially offset by increases in non-interest expense described above.  The Company’s ratio of non-interest expense to average assets increased from 2.57% and 2.52% for the three and six months ended June 30, 2011, respectively, to 2.92% and 2.85% for the three and six months ended June 30, 2012.  The increase in the current period ratios was due to higher expenses in the 2012 period, as described above.  Average assets for the quarter ended June 30, 2012 increased $683.1 million, or 19.9%, from the quarter ended June 30, 2011.  Average assets for the six months ended June 30, 2012, increased $522.7 million, or 15.1%, from the six months ended June 30, 2011.

Provision for Income Taxes

For the three and six months ended June 30, 2012, the Company’s effective tax rates were 29.6% and 25.5%, respectively, which were lower than the base corporate tax rate, due primarily to the effects of the tax credits discussed above and to tax-exempt investments and tax-exempt loans which reduced the Company’s effective tax rate. The Company’s tax rate was higher than in recent periods, however, due to the significant gain recognized on the FDIC-assisted transaction completed in the quarter ended June 30, 2012.  In future periods, the Company expects its effective tax rate will be approximately 12%-18% if it continues to maintain or increase its use of investment tax credits.  The Company’s effective tax rate may fluctuate as it is impacted by the level and timing of the Company’s utilization of tax credits and the level of tax-exempt investments and loans.  The Company’s effective tax rates were 22.1% and 23.2% for the three and six months ended June 30, 2011, respectively, due to the effects of tax-exempt investments and tax-exempt loans which reduced the Company’s effective tax rate.

Average Balances, Interest Rates and Yields

The following tables present, for the periods indicated, the total dollar amounts of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. Average balances of loans receivable include the average balances of non-accrual loans for each period. Interest income on loans includes the amortization of net loan fees, which were deferred in accordance with accounting standards. Fees included in interest income were $666,000 and $506,000 for the three months ended June 30, 2012 and 2011, respectively.  Fees included in interest income were $1.4 million and $1.1 million for the six months ended June 30, 2012 and 2011, respectively.  Tax-exempt income was not calculated on a tax equivalent basis. The table does not reflect any effect of income taxes.

	June 30, 2012(2)	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
		(Dollars in thousands)
Interest-earning assets:
Loans receivable:
One- to four-family residential	5.26%	$490,028	$7,854	6.45%	$305,887	$5,827	7.64%
Other residential	5.09	324,967	4,578	5.67	252,564	3,771	5.99
Commercial real estate	5.44	788,633	14,125	7.20	665,535	13,379	8.06
Construction	5.32	223,432	4,668	8.40	262,272	9,006	13.77
Commercial business	5.41	224,063	5,112	9.18	177,662	5,054	11.41
Other loans	6.51	262,926	4,881	7.47	209,087	4,171	8.00
Industrial revenue bonds (1)	6.11	59,207	850	5.77	70,485	1,035	5.89

Total loans receivable	5.60	2,373,256	42,068	7.13	1,943,492	42,243	8.72

Investment securities (1)	3.07	865,859	5,909	2.74	846,169	6,731	3.19
Other interest-earning assets	0.18	492,079	244	0.20	315,231	170	0.22

Total interest-earning assets	4.31	3,731,194	48,221	5.20	3,104,892	49,144	6.35
Non-interest-earning assets:
Cash and cash equivalents		80,401			74,936
Other non-earning assets		313,523			262,206
Total assets		$4,125,118			$3,442,034

Interest-bearing liabilities:
Interest-bearing demand and savings	0.51	$1,507,543	2,009	0.54	$1,113,021	2,018	0.73
Time deposits	1.11	1,472,698	3,777	1.03	1,251,663	4,643	1.49
Total deposits	0.81	2,980,241	5,786	0.78	2,364,684	6,661	1.13
Short-term borrowings and structured repurchase agreements	1.01	273,529	672	0.99	292,806	747	1.02
Subordinated debentures issued to capital trusts	2.03	30,929	154	2.00	30,929	140	1.82
FHLB advances	3.30	146,948	1,132	3.10	152,107	1,304	3.44

Total interest-bearing liabilities	0.94	3,431,647	7,744	0.91	2,840,526	8,852	1.25
Non-interest-bearing liabilities:
Demand deposits		339,978			265,348
Other liabilities		4,497			14,314
Total liabilities		3,776,122			3,120,188
Stockholders’ equity		348,996			321,846
Total liabilities and stockholders’ equity		$4,125,118			$3,442,034

Net interest income:
Interest rate spread	3.37%		$40,477	4.29%		$40,292	5.10%
Net interest margin*				4.36%			5.21%
Average interest-earning assets to average interest-bearing liabilities		108.7%			109.3%

_____________________
*	Defined as the Company’s net interest income divided by total interest-earning assets.

(1)
Of the total average balances of investment securities, average tax-exempt investment securities were $95.7 million and $97.6 million for the three months ended June 30, 2012 and 2011, respectively. In addition, average tax-exempt loans and industrial revenue bonds were $39.3 million and $45.0 million for the three months ended June 30, 2012 and 2011, respectively. Interest income on tax-exempt assets included in this table was $1.5 million and $1.7 million for the three months ended June 30, 2012 and 2011, respectively. Interest income net of disallowed interest expense related to tax-exempt assets was $1.4 million and $1.5 million for the three months ended June 30, 2012 and 2011, respectively.

(2)
The yield/rate on loans at June 30, 2012 does not include the impact of the accretable yield (income) on loans acquired in the FDIC-assisted transactions.  See “Net Interest Income” for a discussion of the effect on results of operations for the three months ended June 30, 2012.

	June 30, 2012(2)	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
		(Dollars in thousands)
Interest-earning assets:
Loans receivable:
One- to four-family residential	5.26%	$425,526	$14,115	6.67%	$309,789	$11,876	7.73%
Other residential	5.09	302,850	9,027	5.99	244,774	7,343	6.05
Commercial real estate	5.44	785,898	27,575	7.06	655,193	26,434	8.14
Construction	5.32	240,822	9,477	7.91	267,721	18,089	13.63
Commercial business	5.41	222,386	8,649	7.82	176,543	10,298	11.76
Other loans	6.51	241,659	9,306	7.74	209,280	8,211	7.91
Industrial revenue bonds (1)	6.11	62,789	1,817	5.82	71,420	2,076	5.86

Total loans receivable	5.60	2,281,930	79,966	7.05	1,934,720	84,327	8.79

Investment securities (1)	3.07	883,312	12,557	2.86	838,691	13,522	3.25
Other interest-earning assets	0.18	424,482	375	0.18	358,057	336	0.19

Total interest-earning assets	4.31	3,589,724	92,898	5.20	3,131,468	98,185	6.32
Non-interest-earning assets:
Cash and cash equivalents		78,944			74,146
Other non-earning assets		319,108			259,509
Total assets		$3,987,776			$3,465,123

Interest-bearing liabilities:
Interest-bearing demand and savings	0.51	$1,374,607	4,078	0.60	$1,101,713	4,125	0.76
Time deposits	1.11	1,387,782	7,492	1.09	1,283,874	10,022	1.57
Total deposits	0.81	2,762,389	11,570	0.84	2,385,587	14,147	1.20
Short-term borrowings and structured repurchase agreements	1.01	271,066	1,358	1.01	307,374	1,503	0.99
Subordinated debentures issued to capital trusts	2.03	30,929	315	2.04	30,929	281	1.83
FHLB advances	3.30	162,896	2,406	2.97	152,556	2,601	3.44

Total interest-bearing liabilities	0.94	3,227,280	15,649	0.97	2,876,446	18,532	1.30
Non-interest-bearing liabilities:
Demand deposits		415,171			258,644
Other liabilities		5,024			15,084
Total liabilities		3,647,475			3,150,174
Stockholders’ equity		340,301			314,949
Total liabilities and stockholders’ equity		$3,987,776			$3,465,123

Net interest income:
Interest rate spread	3.37%		$77,249	4.23%		$79,653	5.02%
Net interest margin*				4.33%			5.13%
Average interest-earning assets to average interest-bearing liabilities		111.2%			108.9%

_____________________
*	Defined as the Company’s net interest income divided by total interest-earning assets.

(1)
Of the total average balances of investment securities, average tax-exempt investment securities were $100.8 million and $96.1 million for the six months ended June 30, 2012 and 2011, respectively. In addition, average tax-exempt loans and industrial revenue bonds were $41.8 million and $44.3 million for the six months ended June 30, 2012 and 2011, respectively. Interest income on tax-exempt assets included in this table was $3.2 million and $3.5 million for the six months ended June 30, 2012 and 2011, respectively. Interest income net of disallowed interest expense related to tax-exempt assets was $3.0 million and $3.2 million for the six months ended June 30, 2012 and 2011, respectively.

(2)
The yield/rate on loans at June 30, 2012 does not include the impact of the accretable yield (income) on loans acquired in the FDIC-assisted transactions.  See “Net Interest Income” for a discussion of the effect on results of operations for the six months ended June 30, 2012.

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

	Three Months Ended June 30,
	2012 vs. 2011
	Increase (Decrease) Due to

			Total Increase (Decrease)
	Rate	Volume
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$(11,364)	$11,189	$(175)
Investment securities	(1,064)	242	(822)
Other interest-earning assets	(12)	86	74
Total interest-earning assets	(12,440)	11,517	(923)
Interest-bearing liabilities:
Demand deposits	(818)	809	(9)
Time deposits	(1,941)	1,075	(866)
Total deposits	(2,759)	1,884	(875)
Short-term borrowings and structured repo	(26)	(49)	(75)
Subordinated debentures issued to capital trust	14	--	14
FHLBank advances	(128)	(44)	(172)
Total interest-bearing liabilities	(2,899)	1,791	(1,108)
Net interest income	$(9,541)	$9,726	$185

	Six Months Ended June 30,
	2012 vs. 2011
	Increase (Decrease) Due to

			Total Increase (Decrease)
	Rate	Volume
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$(18,439)	$14,078	$(4,361)
Investment securities	(1,685)	720	(965)
Other interest-earning assets	(22)	61	39
Total interest-earning assets	(20,146)	14,859	(5,287)
Interest-bearing liabilities:
Demand deposits	(974)	927	(47)
Time deposits	(3,423)	893	(2,530)
Total deposits	(4,397)	1,820	(2,577)
Short-term borrowings and structured repo	33	(178)	(145)
Subordinated debentures issued to capital trust	34	--	34
FHLBank advances	(388)	193	(195)
Total interest-bearing liabilities	(4,718)	1,835	(2,883)
Net interest income	$(15,428)	$13,024	$(2,404)

Liquidity

Liquidity is a measure of the Company's ability to generate sufficient cash to meet present and future financial obligations in a timely manner through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. These obligations include the credit needs of customers, funding deposit withdrawals, and the day-to-day operations of the Company. Liquid assets include cash, interest-bearing deposits with financial institutions and certain investment securities and loans. The Company manages its ability to generate liquidity primarily through liability funding in such a way that it believes it maintains overall liquidity sufficient to satisfy its depositors' requirements and meet its customers' credit needs. At June 30, 2012, the Company had commitments of approximately $344.2 million to fund loan originations, $65.7 million of unused lines of credit and unadvanced loans, and $21.4 million of outstanding letters of credit.

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

At June 30, 2012, the Company had these available secured lines and on-balance sheet liquidity:

Federal Home Loan Bank line	$320.3 million
Federal Reserve Bank line	$344.1 million
Cash and cash equivalents	$624.8 million
Unpledged Securities	$81.8 million

Statements of Cash Flows. During the six months ended June 30, 2012 and 2011, respectively, the Company had positive cash flows from operating activities.  Cash flows from investing activities were positive for the six months ended June 30, 2012 and negative for the six months ended June 30, 2011.  Cash flows from financing activities were negative for the six months ended June 30, 2012 and 2011, respectively.

Cash flows from operating activities for the periods covered by the Statements of Cash Flows have been primarily related to changes in accrued and deferred assets, credits and other liabilities, the provision for loan losses, depreciation, impairments of investment securities, gains on sales of investment securities and the amortization of deferred loan origination fees and discounts (premiums) on loans and investments, all of which are non-cash or non-operating adjustments to operating cash flows. Net income adjusted for non-cash and non-operating items and the origination and sale of loans held for sale were the primary source of cash flows from operating activities. Operating activities provided cash flows of $107.1 million and $60.2 million during the six months ended June 30, 2012 and 2011, respectively.

During the six months ended June 30, 2012, investing activities provided cash of $211.0 million primarily due to the net decrease in loans and investment securities for the period.  In addition, the Company received cash from the FDIC as part of the acquisition of InterBank in an FDIC-assisted transaction.  During the six months ended June 30, 2011, investing activities used cash of $128.0 million primarily due to the net increase in loans and purchases of investment securities for the period.

Changes in cash flows from financing activities during the periods covered by the Statements of Cash Flows are due to changes in deposits after interest credited, changes in FHLBank advances, changes in short-term borrowings, and changes in structured repurchase agreements, as well as dividend payments to stockholders. Financing activities used cash of $73.5 million and $6.7 million during the six months ended June 30, 2012 and 2011, respectively. Financing activities in the future are expected to primarily include changes in deposits, changes in FHLBank advances, changes in short-term borrowings and dividend payments to stockholders.

Capital Resources

Management continuously reviews the capital position of the Company and the Bank to ensure compliance with minimum regulatory requirements, as well as to explore ways to increase capital either by retained earnings or other means.

At June 30, 2012, the Company's total stockholders' equity was $352.8 million, or 8.4% of total assets. At June 30, 2012, common stockholders' equity was $294.9 million, or 7.0% of total assets, equivalent to a book value of $21.83 per common share. Total stockholders’ equity at December 31, 2011, was $324.6 million, or 8.6%, of total assets. At December 31, 2011, common stockholders' equity was $266.6 million, or 7.0% of total assets, equivalent to a book value of $19.78 per common share.

At June 30, 2012, the Company’s tangible common equity to total assets ratio was 6.8%, compared to 6.9% at December 31, 2011. The Company’s tangible common equity to total risk-weighted assets ratio was 12.2% at June 30, 2012, compared to 11.5% at December 31, 2011.

Banks are required to maintain minimum risk-based capital ratios. These ratios compare capital, as defined by the risk-based regulations, to assets adjusted for their relative risk as defined by the regulations. Guidelines require banks to have a minimum Tier 1 risk-based capital ratio, as defined, of 4.00%, a minimum total risk-based capital ratio of 8.00%, and a minimum 4.00% Tier 1 leverage ratio. To be considered "well capitalized," banks must have a minimum Tier 1 risk-based capital ratio, as defined, of 6.00%, a minimum total risk-based capital ratio of 10.00%, and a minimum Tier 1 leverage ratio of 5.00%. On June 30, 2012, the Bank's Tier 1 risk-based capital ratio was 14.1%, total risk-based capital ratio was 15.3% and the Tier 1 leverage ratio was 8.2%. As of June 30, 2012, the Bank was "well capitalized" as defined by the Federal banking agencies' capital-related regulations. The Federal Reserve Board has established capital regulations for bank holding companies that generally parallel the capital regulations for banks. On June 30, 2012, the Company's Tier 1 risk-based capital ratio was 15.1%, total risk-based capital ratio was 16.4% and the Tier 1 leverage ratio was 8.7%. As of June 30, 2012, the Company was "well capitalized" under the capital ratios described above.

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

The SBLF Preferred Stock qualifies as Tier 1 capital.  The SBLF Preferred Stock is entitled to receive non-cumulative dividends, payable quarterly, on each January 1, April 1, July 1 and October 1.  The dividend rate, as a percentage of the liquidation amount, can fluctuate between one percent (1%) and five percent (5%) per annum on a quarterly basis during the first 10 quarters during which the SBLF Preferred Stock is outstanding, based upon changes in the level of “Qualified Small Business Lending” or “QBSL” (as defined in the Purchase Agreement) by the Bank over the adjusted baseline level calculated under the terms of the SBLF Preferred Stock ($201,374,000).  The dividend rate for the second quarter of 2012 was 1%.  Based upon the increase in the Bank’s level of QBSL over the adjusted baseline level, the dividend rate for the third quarter of 2012 is expected to be approximately 1.0%.  For the tenth calendar quarter through four and one half years after issuance, the dividend rate will be fixed at between one percent (1%) and seven percent (7%) based upon the level of qualifying loans.  After four and one half years from issuance, the dividend rate will increase to 9% (including a quarterly lending incentive fee of 0.5%).

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

Dividends. During the three months ended June 30, 2012, the Company declared a common stock cash dividend of $0.18 per share, or 11% of net income per diluted common share for that three month period, and paid a common stock cash dividend of $0.18 per share (which was declared in March 2012).  During the three months ended June 30, 2011, the Company declared a common stock cash dividend of $0.18 per share, or 49% of net income per diluted common share for that three month period, and paid a common stock cash dividend of $0.18 per share (which was declared in March 2011).  During the six months ended June 30, 2012, the Company declared common stock cash dividends of $0.36 per share, or 17% of net income per common diluted share for that six month period, and paid common stock cash dividends of $0.36 per share.  During the six months ended June 30, 2011, the Company declared common stock cash dividends of $0.36 per share, or 49% of net income per common diluted share for that six month period, and paid common stock cash dividends of $0.36 per share. The Board of Directors meets regularly to consider the level and the timing of dividend payments.  The dividend declared but unpaid as of June 30, 2012, was paid to stockholders on July 12, 2012.  In addition, the Company paid preferred dividends as described below.

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

Under the terms of the SBLF Preferred Stock, the Company may only declare and pay a dividend on the common stock or other stock junior to the SBLF Preferred Stock, or repurchase shares of any such class or series of stock, if, after payment of such dividend, or after giving effect to such repurchase, (i) the dollar amount of the Company’s Tier 1 Capital would be at least equal to the “Tier 1 Dividend Threshold” and (ii) full dividends on all outstanding shares of SBLF Preferred Stock for the most recently completed dividend period have been or are contemporaneously declared and paid.  As of June 30, 2012, we satisfied this condition.

The “Tier 1 Dividend Threshold” means 90% of $272,747,865, which is the Company’s consolidated Tier 1 capital as of June 30, 2011, less the $58 million in TARP preferred stock then-outstanding and repaid on August 18, 2011, plus the $57,943,000 in SBLF Preferred Stock issued and minus the net loan charge-offs by the Bank since August 18, 2011.  The Tier 1 Dividend Threshold is subject to reduction, beginning on the first day of the eleventh dividend period following the date of issuance of the SBLF Preferred Stock, by $5,794,300 (ten percent of the aggregate liquidation amount of the SBLF Preferred Stock initially issued, without regard to any subsequent partial redemptions) for each one percent increase in qualified small business lending from the adjusted baseline level under the terms of the SBLF preferred stock (i.e., $201,374,000) to the ninth dividend period.

Common Stock Repurchases and Issuances. The Company has been in various buy-back programs since May 1990. Our ability to repurchase common stock  is currently restricted under the terms of the SBLF preferred stock as noted above, under “-Dividends” and was previously generally precluded due to our participation in the CPP beginning in December 2008.  During the three and six months ended June 30, 2012, the Company did not repurchase any shares of its common stock.  During the three months ended June 30, 2012, the Company issued 7,527 shares of stock at an average price of $16.80 per share to cover stock option exercises.  During the six months ended June 30, 2012, the Company issued 26,544 shares of stock at an average price of $17.64 per share to cover stock option exercises.

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

The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained despite fluctuations in prevailing interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time. The difference, or the interest rate repricing "gap," provides an indication of the extent to which an institution's interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities repricing during the same period, and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets during the same period. Generally, during a period of rising interest rates, a negative gap within shorter repricing periods would adversely affect net interest income, while a positive gap within shorter repricing periods would result in an increase in net interest income. During a period of falling interest rates, the opposite would be true. As of June 30, 2012, Great Southern's internal interest rate risk models indicate a one-year interest rate sensitivity gap that is neutral to slightly negative. Generally, a rate increase by the FRB would be expected to have an immediate negative impact on Great Southern’s net interest income. As the Federal Funds rate is now very low, the Company’s interest rate floors have been reached on most of its “prime rate” loans. In addition, Great Southern has elected to leave its “Great Southern Prime Rate” at 5.00% for those loans that are indexed to “Great Southern Prime” rather than “Wall Street Journal Prime.” While these interest rate floors and prime rate adjustments have helped keep the rate on our loan portfolio higher in this very low interest rate environment, they will also reduce the positive effect to our loan rates when market interest rates, specifically the “prime rate,” begin to increase. The interest rate on these loans will not increase until the loan floors are reached and the “Wall Street Journal Prime” interest rate exceeds 5.00%. If rates remain generally unchanged in the short-term, we expect that our cost of funds will continue to decrease somewhat as we continue to redeem some of our wholesale funds. In addition, a significant portion of our retail certificates of deposit mature in the next few months and we expect that they will be replaced with new certificates of deposit at somewhat lower interest rates.

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

ITEM 4. CONTROLS AND PROCEDURES

We maintain a system of disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) that is designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate. An evaluation of our disclosure controls and procedures was carried out as of June 30, 2012, under the supervision and with the participation of our principal executive officer, principal financial officer and several other members of our senior management. Our principal executive officer and principal financial officer concluded that, as of June 30, 2012, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the principal executive officer and principal financial officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There were no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) under the Act) that occurred during the quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As indicated below, no shares were purchased during the three months ended June 30, 2012.

	Total Number of Shares Purchased	Average Price Per Share		Total Number of Shares Purchased As Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan(1)

April 1, 2012 – April 30, 2012	---	$	----	---	396,562
May 1, 2012 – May 31, 2012	---	$	----	---	396,562
June 1, 2012 – June 30, 2012	---	$	----	---	396,562
	---	$	----	---

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

Great Southern Bancorp, Inc.
Registrant
Date: August 8, 2012	/s/ Joseph W. Turner
Joseph W. Turner President and Chief Executive Officer (Principal Executive Officer)
Date: August 8, 2012	/s/ Rex A. Copeland
Rex A. Copeland Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Description

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

(iv)
The Purchase and Assumption Agreement, dated as of April 27, 2012, among Federal Deposit Insurance Corporation, Receiver of Inter Savings Bank, FSB, Maple Grove, Minnesota, Federal Deposit Insurance Corporation and Great Southern Bank, previously filed with the Commission (File no. 000-18082) as Exhibit 2.1(iv) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 is incorporated herein by reference as Exhibit 2(iv).

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

(11)	Statement re computation of per share earnings

Included in Note 5 to the Consolidated Financial Statements.

(15)	Letter re unaudited interim financial information

Inapplicable.

(18)	Letter re change in accounting principles

Inapplicable.

(19)	Report furnished to securityholders

Inapplicable.

(22)	Published report regarding matters submitted to vote of security holders

Inapplicable.

(23)	Consents of experts and counsel

Inapplicable.

(24)	Power of attorney

None.

(31.1)	Rule 13a-14(a) Certification of Chief Executive Officer

Attached as Exhibit 31.1

(31.2)	Rule 13a-14(a) Certification of Treasurer

Attached as Exhibit 31.2

(32)	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

Attached as Exhibit 32.

(99)	Additional Exhibits

None.

(101)
Attached as Exhibit 101 are the following financial statements from the Great Southern Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated statements of financial condition, (ii) consolidated statements of income, (iii) consolidated statements of cash flows and (iv) the notes to consolidated financial statements.