Form 10-Q
period 2012-09-30
GREAT SOUTHERN BANCORP INC
filed 2012-11-09
CIK 854560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES ACT OF 1934

For the Quarterly Period ended September 30, 2012

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
Yes /  /   No /X/

The number of shares outstanding of each of the registrant's classes of common stock: 13,590,950 shares of common stock, par value $.01, outstanding at November 7, 2012.

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except number of shares)

	SEPTEMBER 30,	DECEMBER 31,
	2012	2011
	(Unaudited)
ASSETS
Cash	$89,345	$87,911
Interest-bearing deposits in other financial institutions	395,502	248,569
Federal funds sold	337	43,769
Cash and cash equivalents	485,184	380,249
Available-for-sale securities	787,118	875,411
Held-to-maturity securities (fair value $1,098 – September 2012;
$2,101 - December 2011)	920	1,865
Mortgage loans held for sale	35,093	28,920
Loans receivable, net of allowance for loan losses of
$40,307 - September 2012; $41,232 - December 2011	2,332,510	2,124,161
FDIC indemnification asset	130,939	108,004
Interest receivable	13,183	13,848
Prepaid expenses and other assets	79,636	85,175
Foreclosed assets held for sale, net	74,045	67,621
Premises and equipment, net	100,861	84,192
Goodwill and other intangible assets	7,002	6,929
Investment in Federal Home Loan Bank stock	10,066	12,088
Current and deferred income tax asset	--	1,549
Total Assets	$4,056,557	$3,790,012

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$3,250,864	$2,963,539
Federal Home Loan Bank advances	126,296	184,437
Securities sold under reverse repurchase agreements with customers	198,052	216,737
Short-term borrowings	522	660
Structured repurchase agreements	53,052	53,090
Subordinated debentures issued to capital trusts	30,929	30,929
Accrued interest payable	1,609	2,277
Advances from borrowers for taxes and insurance	5,000	1,572
Accounts payable and accrued expenses	15,756	12,184
Current and deferred income tax liability	12,644	--
Total Liabilities	3,694,724	3,465,425
Stockholders' Equity:
Capital stock
Serial preferred stock – $.01 par value; authorized 1,000,000 shares; issued and outstanding September 2012 and December 2011 - 57,943 shares, $1,000 liquidation amount	57,943	57,943
Common stock, $.01 par value; authorized 20,000,000 shares; issued and outstanding September 2012 – 13,589,580 shares;
December 2011 - 13,479,856 shares	136	134
Additional paid-in capital	18,259	17,183
Retained earnings	266,831	236,914
Accumulated other comprehensive gain	18,664	12,413
Total Stockholders' Equity	361,833	324,587
Total Liabilities and Stockholders' Equity	$4,056,557	$3,790,012
See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
	THREE MONTHS ENDED SEPTEMBER 30,
	2012	2011
INTEREST INCOME	(Unaudited)
Loans	$44,606	$43,286
Investment securities and other	5,553	6,679
TOTAL INTEREST INCOME	50,159	49,965
INTEREST EXPENSE
Deposits	5,092	6,120
Federal Home Loan Bank advances	1,023	1,319
Short-term borrowings and repurchase agreements	634	746
Subordinated debentures issued to capital trusts	155	140
TOTAL INTEREST EXPENSE	6,904	8,325
NET INTEREST INCOME	43,255	41,640
PROVISION FOR LOAN LOSSES	8,400	8,500
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	34,855	33,140

NON-INTEREST INCOME
Commissions	1,998	2,003
Service charges and ATM fees	4,900	4,734
Net realized gains on sales of loans	1,404	743
Net realized gains (losses) on sales and impairments of available-for-sale securities	507	483
Late charges and fees on loans	195	187
Accretion (amortization) of income related to business acquisitions	(5,959)	(9,911)
Other income	835	554
TOTAL NON-INTEREST INCOME	3,880	(1,207)

NON-INTEREST EXPENSE
Salaries and employee benefits	14,244	11,760
Net occupancy and equipment expense	5,798	3,977
Postage	863	719
Insurance	1,168	1,589
Advertising	483	366
Office supplies and printing	350	288
Telephone	734	640
Legal, audit and other professional fees	953	983
Expense on foreclosed assets	2,536	848
Other operating expenses	3,722	1,847
TOTAL NON-INTEREST EXPENSE	30,851	23,017

INCOME BEFORE INCOME TAXES	7,884	8,916

PROVISION FOR INCOME TAXES	780	2,463

NET INCOME	7,104	6,453
Preferred stock dividends and discount accretion	150	798
Non-cash deemed preferred stock dividend	--	1,212
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$6,954	$4,443
BASIC EARNINGS PER COMMON SHARE	$0.51	$0.33
DILUTED EARNINGS PER COMMON SHARE	$0.51	$0.33
DIVIDENDS DECLARED PER COMMON SHARE	$0.18	$0.18
See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	NINE MONTHS ENDED SEPTEMBER 30,
	2012	2011
INTEREST INCOME	(Unaudited)
Loans	$124,572	$127,613
Investment securities and other	18,486	20,536
TOTAL INTEREST INCOME	143,058	148,149
INTEREST EXPENSE
Deposits	16,663	20,267
Federal Home Loan Bank advances	3,430	3,920
Short-term borrowings and repurchase agreements	1,993	2,249
Subordinated debentures issued to capital trusts	468	420
TOTAL INTEREST EXPENSE	22,554	26,856
NET INTEREST INCOME	120,504	121,293
PROVISION FOR LOAN LOSSES	36,077	25,131
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	84,427	96,162

NON-INTEREST INCOME
Commissions	6,955	6,926
Service charges and ATM fees	14,272	13,270
Net realized gains on sales of loans	3,650	2,352
Net realized gains (losses) on sales and impairments of available-for-sale securities	1,787	83
Late charges and fees on loans	605	471
Initial gain recognized on business acquisition	31,312	--
Accretion (amortization) of income related to business acquisitions	(12,147)	(29,960)
Other income	3,866	1,721
TOTAL NON-INTEREST INCOME	50,300	(5,137)

NON-INTEREST EXPENSE
Salaries and employee benefits	42,823	35,042
Net occupancy and equipment expense	15,994	11,306
Postage	2,531	2,285
Insurance	3,398	4,534
Advertising	1,320	1,049
Office supplies and printing	1,103	920
Telephone	2,241	1,778
Legal, audit and other professional fees	3,390	2,468
Expense on foreclosed assets	4,203	1,903
Other operating expenses	10,724	5,478
TOTAL NON-INTEREST EXPENSE	87,727	66,763

INCOME BEFORE INCOME TAXES	47,000	24,262

PROVISION FOR INCOME TAXES	10,743	6,024

NET INCOME	36,257	18,238
PREFERRED STOCK DIVIDENDS AND DISCOUNT ACCRETION	440	2,426
Non-cash deemed preferred stock dividend	--	1,212
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$35,817	$14,600
BASIC EARNINGS PER COMMON SHARE	$2.65	$1.08
DILUTED EARNINGS PER COMMON SHARE	$2.62	$1.08
DIVIDENDS DECLARED PER COMMON SHARE	$0.54	$0.54

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended September 30,
	2012	2011

Net Income	$7,104	$6,453

Unrealized appreciation on available-for-sale securities, net of
taxes of $1,648 and $1,671, for 2012 and 2011, respectively	3,062	3,103

Non-credit component of unrealized gain (loss) on available-for-sale debt securities for which a portion of an other-than-temporary impairment has been recognized, net of taxes (credit) of $(17) and $51, for
2012 and 2011, respectively	(31)	96

Other-than-temporary impairment loss recognized in earnings on available for sale securities, net of taxes of $0
for 2012 and 2011, respectively	--	--

Less: reclassification adjustment for gains included in net income,
net of taxes of $177 and $169 for 2012 and 2011, respectively	(330)	(314)

Comprehensive Income	$9,805	$9,338

	Nine Months Ended September 30,
	2012	2011

Net Income	$36,257	$18,238

Unrealized appreciation on available-for-sale securities, net of
taxes of $4,102 and $3,988, for 2012 and 2011, respectively	7,620	7,406

Non-credit component of unrealized gain (loss) on available-for-sale debt securities for which a portion of an other-than-temporary impairment has been recognized, net of taxes (credit) of $(20) and $298, for
2012 and 2011, respectively	(37)	554

Other-than-temporary impairment loss recognized in earnings on available for sale securities, net of taxes (credit) of $(92) and $(140),
for 2012 and 2011, respectively	(170)	(260)

Less: reclassification adjustment for gains included in net income,
net of taxes of $624 and $169 for 2012 and 2011, respectively	(1,162)	(314)

Comprehensive Income	$42,508	$25,624

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	NINE MONTHS ENDED SEPTEMBER 30,
	2012	2011
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$36,257	$18,238
Proceeds from sales of loans held for sale	185,387	123,123
Originations of loans held for sale	(190,534)	(119,759)
Items not requiring (providing) cash:
Depreciation	5,246	3,721
Amortization of other assets	4,743	1,681
Compensation expense for stock option grants	320	360
Provision for loan losses	36,077	25,131
Net gains on loan sales	(3,650)	(2,352)
Net (gains) losses on sale or impairment of available-for-sale investment securities	(1,787)	(83)
Net losses on sale of premises and equipment	159	152
(Gain) loss on sale of foreclosed assets	856	867
Gain on purchase of additional business units	(31,312)	--
Amortization of deferred income, premiums, discounts
and fair value adjustments	10,115	29,456
(Gain) loss on derivative interest rate products	124	--
Deferred income taxes	3,504	(2,765)
Changes in:
Interest receivable	2,337	1,046
Prepaid expenses and other assets	73,932	(13,183)
Accounts payable and accrued expenses	(1,157)	(867)
Income taxes refundable/payable	7,323	(1,793)
Net cash provided by operating activities	137,940	62,973
CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in loans	(4,395)	(123,500)
Purchase of loans	(12,107)	(2,100)
Proceeds from sale of student loans	--	804
Cash received from purchase of additional business units	75,328	--
Purchase of additional business units	--	(1)
Purchase of premises and equipment	(22,562)	(12,446)
Proceeds from sale of premises and equipment	488	449
Proceeds from sale of foreclosed assets	38,710	10,446
Capitalized costs on foreclosed assets	(275)	(239)
Proceeds from sales of available-for-sale investment securities	77,849	21,217
Proceeds from maturing investment securities	1,830	1,202
Proceeds from called investment securities	29,745	7,835
Principal reductions on mortgage-backed securities	107,581	89,451
Purchase of available-for-sale securities	(85,803)	(136,811)
Purchase of held-to-maturity investment securities	--	(840)
Redemption of Federal Home Loan Bank stock	2,607	336
Net cash provided by (used in) investing activities	208,996	(144,197)
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in certificates of deposit	(279,366)	(115,249)
Net increase in checking and savings deposits	111,406	138,905
Repayments of Federal Home Loan Bank advances	(52,850)	(1,402)
Net decrease in short-term borrowings and structured repo	(18,823)	(11,575)
Advances from borrowers for taxes and insurance	3,417	1,570
Proceeds from issuance of preferred stock	--	57,943
Redemption of preferred stock	--	(58,000)
Purchase of common stock warrant	--	(6,436)
Dividends paid	(7,949)	(9,466)
Stock options exercised	2,164	263
Net cash used in financing activities	(242,001)	(3,447)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	104,935	(84,671)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	380,249	429,971
CASH AND CASH EQUIVALENTS, END OF PERIOD	$485,184	$345,300
See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Great Southern Bancorp, Inc. (the "Company" or "Great Southern") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The financial statements presented herein reflect all adjustments which are, in the opinion of management, necessary to fairly present the financial condition, results of operations and cash flows of the Company for the periods presented. Those adjustments consist only of normal recurring adjustments. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the full year. The consolidated statement of financial condition of the Company as of December 31, 2011, has been derived from the audited consolidated statement of financial condition of the Company as of that date.   Certain prior period amounts have been reclassified to conform to the current period presentation.  These reclassifications had no effect on net income.

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

In July 2012, the FASB issued ASU No. 2012-02 to amend FASB ASC Topic 350, Intangibles – Goodwill and Other.  The Update clarifies the process of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and improves consistency in impairment testing guidance among long-lived asset categories.  The Update will be effective for the Company January 1, 2013, and is not expected to have a material impact on the Company’s financial position or results of operations.

In October 2012, the FASB issued ASU No. 2012-06 to amend FASB ASC Topic 805, Business Combinations.  The Update addresses the diversity in practice when subsequently measuring an indemnification asset recognized in a government-assisted (Federal Deposit Insurance Corporation or National Credit Union Administration) acquisition of a financial institution that includes a loss-sharing agreement (indemnification agreement).  When a reporting entity recognizes an indemnification asset as a result of a government-assisted acquisition of a financial institution and subsequently a change in the cash flows expected to be collected on the indemnification asset occurs (as a result of a change in cash flows expected to be collected on the assets subject to indemnification), the reporting entity should subsequently account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification. Any amortization of changes in value should be limited to the contractual term of the indemnification agreement (that is, the lesser of the term of the indemnification agreement and the remaining life of the indemnified assets).  The Update will be effective for the Company January 1, 2013, and is not expected to have a material impact on the Company’s financial position or results of operations.

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

NOTE 5: EARNINGS PER SHARE

	Three Months Ended September 30,
	2012	2011
	(In Thousands, Except
	Per Share Data)

Basic:
Average shares outstanding	13,550	13,466
Net income available to common shareholders	$6,954	$4,443
Per share amount	$0.51	$0.33

Diluted:
Average shares outstanding	13,550	13,466
Net effect of dilutive stock options and warrants – based on
the treasury stock method using average market price	119	27
Diluted shares	13,669	13,493
Net income available to common shareholders	$6,954	$4,443
Per share amount	$0.51	$0.33

Options to purchase 81,375 and 661,935 shares of common stock were outstanding at September 30, 2012 and 2011, respectively, but were not included in the computation of diluted earnings per share for each three-month period because the options’ exercise prices were greater than the average market prices of the common shares for the three months ended September 30, 2012 and 2011, respectively.

	Nine Months Ended September 30,
	2012	2011
	(In Thousands, Except
	Per Share Data)

Basic:
Average shares outstanding	13,533	13,462
Net income available to common shareholders	$35,817	$14,600
Per share amount	$2.65	$1.08

Diluted:
Average shares outstanding	13,533	13,462
Net effect of dilutive stock options and warrants – based on
the treasury stock method using average market price	119	33
Diluted shares	13,652	13,495
Net income available to common shareholders	$35,817	$14,600
Per share amount	$2.62	$1.08

Options to purchase 81,375 and 616,235 shares of common stock were outstanding at September 30, 2012 and 2011, respectively, but were not included in the computation of diluted earnings per share for each nine-month period because the options’ exercise prices were greater than the average market prices of the common shares for the nine months ended September 30, 2012 and 2011, respectively.

NOTE 6: INVESTMENT SECURITIES

	September 30, 2012
		Gross	Gross		Tax
	Amortized	Unrealized	Unrealized	Fair	Equivalent
	Cost	Gains	Losses	Value	Yield
	(In Thousands)

AVAILABLE-FOR-SALE SECURITIES:
U.S. government agencies	$30,000	$60	$--	$30,060	1.25%
Collateralized mortgage obligations	4,587	597	305	4,879	5.35
Mortgage-backed securities	556,431	16,624	40	573,015	2.70
Small Business Administration
loan pools	51,580	1,264	--	52,844	2.12
States and political subdivisions	114,912	9,104	--	124,016	5.61
Corporate bonds	47	275	--	322	45.49
Equity securities	847	1,135	--	1,982	--
	$758,404	$29,059	$345	$787,118	3.06%

HELD-TO-MATURITY SECURITIES:
States and political subdivisions	$920	$178	$--	$1,098	7.37%

	December 31, 2011
		Gross	Gross		Tax
	Amortized	Unrealized	Unrealized	Fair	Equivalent
	Cost	Gains	Losses	Value	Yield
	(In Thousands)

AVAILABLE-FOR-SALE SECURITIES:
U.S. government agencies	$20,000	$60	$--	$20,060	1.12%
Collateralized mortgage obligations	5,220	--	380	4,840	5.53
Mortgage-backed securities	628,729	13,728	802	641,655	3.12
Small Business Administration
loan pools	55,422	1,070	--	56,492	1.68
States and political subdivisions	145,663	5,478	903	150,238	5.72
Corporate bonds	50	245	--	295	39.65
Equity securities	1,230	601	--	1,831	--
	$856,314	$21,182	$2,085	$875,411	3.44%

HELD-TO-MATURITY SECURITIES:
States and political subdivisions	$1,865	$236	$--	$2,101	4.39%

The amortized cost and fair value of available-for-sale securities at September 30, 2012, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In Thousands)

One year or less	$241	$241
After one through five years	975	992
After five through ten years	10,135	10,661
After ten years	185,188	195,348
Securities not due on a single maturity date	561,018	577,894
Equity securities	847	1,982

	$758,404	$787,118

The held-to-maturity securities at September 30, 2012, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In Thousands)

After five through ten years	$920	$1,098

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at September 30, 2012 and December 31, 2011, respectively, was approximately $11.1 million and $172.6 million, which is approximately 1.4% and 19.7% of the Company’s available-for-sale and held-to-maturity investment portfolio, respectively.

Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these debt securities are temporary at September 30, 2012.

During the nine months ended September 30, 2012, the Company determined that the impairment of a non-agency collateralized mortgage obligation with a book value of $962,000 had become other than temporary.  Consequently, the Company recorded a $262,000 pre-tax charge to income.  During the nine months ended September 30, 2011, the Company determined that the impairment of a non-agency collateralized mortgage obligation with a book value of $1.8 million had become other than temporary.  Consequently, the Company recorded a $400,000 pre-tax charge to income.

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2012 and December 31, 2011:

	September 30, 2012
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)

Collateralized mortgage
obligations	$--	$--	$969	$(305)	$969	$(305)
Mortgage-backed securities	10,127	(40)	--	--	10,127	(40)
	$10,127	$(40)	$969	$(305)	$11,096	$(345)

	December 31, 2011
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)

Collateralized mortgage
obligations	$3,760	$(110)	$1,460	$(270)	$5,220	$(380)
Mortgage-backed securities	61,720	(365)	91,824	(437)	153,544	(802)
States and political
subdivisions	6,436	(44)	7,381	(859)	13,817	(903)
	$71,916	$(519)	$100,665	$(1,566)	$172,581	$(2,085)

Gross gains of $572,000 and $483,000 and gross losses of $66,000 and $0 resulting from sales of available-for-sale securities were realized for the three months ended September 30, 2012 and 2011, respectively.  Gross gains of $2.7 million and $483,000 and gross losses of $625,000 and $0 resulting from sales of available-for-sale securities were realized for the nine months ended September 30, 2012 and 2011, respectively.

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

Accumulated
Credit Losses
(In Thousands)
Credit losses on debt securities held
July 1, 2012	$3,860
Additions related to other-than-temporary losses not previously recognized	--
Additions related to increases in credit losses on debt securities for which
other-than-temporary impairment losses were previously recognized	--
Reductions due to sales	--

September 30, 2012	$3,860

Accumulated
Credit Losses
(In Thousands)
Credit losses on debt securities held
July 1, 2011	$3,383
Additions related to other-than-temporary losses not previously recognized	--
Additions related to increases in credit losses on debt securities for which
other-than-temporary impairment losses were previously recognized	--
Reductions due to sales	--

September 30, 2011	$3,383

Accumulated
Credit Losses
(In Thousands)
Credit losses on debt securities held
January 1, 2012	$3,598
Additions related to other-than-temporary losses not previously recognized	--
Additions related to increases in credit losses on debt securities for which
other-than-temporary impairment losses were previously recognized	262
Reductions due to sales	--

September 30, 2012	$3,860

Accumulated
Credit Losses
(In Thousands)
Credit losses on debt securities held
January 1, 2011	$2,983
Additions related to other-than-temporary losses not previously recognized	--
Additions related to increases in credit losses on debt securities for which
other-than-temporary impairment losses were previously recognized	400
Reductions due to sales	--

September 30, 2011	$3,383

NOTE 7: LOANS AND ALLOWANCE FOR LOAN LOSSES

	September 30,	December 31,
	2012	2011
	(In Thousands)

One- to four-family residential construction	$30,747	$23,976
Subdivision construction	37,387	61,140
Land development	63,964	68,771
Commercial construction	124,612	119,589
Owner occupied one- to four-family residential	84,086	91,994
Non-owner occupied one- to four-family residential	148,854	145,781
Commercial real estate	650,952	639,857
Other residential	272,271	243,742
Commercial business	255,441	236,384
Industrial revenue bonds	44,209	59,750
Consumer auto	74,838	59,368
Consumer other	82,555	77,540
Home equity lines of credit	53,383	47,114
FDIC-supported loans, net of discounts (TeamBank)	87,873	128,875
FDIC-supported loans, net of discounts (Vantus Bank)	105,050	123,036
FDIC-supported loans, net of discounts (Sun Security Bank)	101,951	144,626
FDIC-supported loans, net of discounts (InterBank)	269,889	--
	2,488,062	2,271,543
Undisbursed portion of loans in process	(112,926)	(103,424)
Allowance for loan losses	(40,307)	(41,232)
Deferred loan fees and gains, net	(2,319)	(2,726)
	$2,332,510	$2,124,161

Weighted average interest rate	5.56%	5.86%

Classes of loans by aging were as follows:

	September 30, 2012
							Total Loans
	30-59 Days	60-89 Days	Over 90	Total Past		Total Loans	> 90 Days and
	Past Due	Past Due	Days	Due	Current	Receivable	Still Accruing
	(In Thousands)
One- to four-family
residential construction	$204	$—	$—	$204	$30,543	$30,747	$—
Subdivision construction	156	18	770	944	36,443	37,387	—
Land development	12	—	6,887	6,899	57,065	63,964	—
Commercial construction	—	—	—	—	124,612	124,612	—
Owner occupied one- to four-
family residential	525	476	1,758	2,759	81,327	84,086	—
Non-owner occupied one- to
four-family residential	1,216	1,108	4,445	6,769	142,085	148,854	—
Commercial real estate	7,116	581	2,825	10,522	640,430	650,952	—
Other residential	4,459	—	2,950	7,409	264,862	272,271	—
Commercial business	595	33	2,404	3,032	252,409	255,441	—
Industrial revenue bonds	—	—	2,110	2,110	42,099	44,209	—
Consumer auto	443	50	130	623	74,215	74,838	31
Consumer other	864	429	973	2,266	80,289	82,555	601
Home equity lines of credit	252	55	99	406	52,977	53,383	—
FDIC-supported loans, net of
discounts (TeamBank)	1,167	167	18,842	20,176	67,697	87,873	—
FDIC-supported loans, net of
discounts (Vantus Bank)	487	53	8,014	8,554	96,496	105,050	1
FDIC-supported loans,
net of discounts
(Sun Security Bank)	5,304	273	23,607	29,184	72,767	101,951	—
FDIC-supported loans,
net of discounts
(InterBank)	5,673	1,052	33,219	39,944	229,945	269,889	—
	28,473	4,295	109,033	141,801	2,346,261	2,488,062	633
Less FDIC-supported loans,
net of discounts	12,631	1,545	83,682	97,858	466,905	564,763	1

Total	$15,842	$2,750	$25,351	$43,943	$1,879,356	$1,923,299	$632

	December 31, 2011
							Total Loans
	30-59 Days	60-89 Days	Over 90	Total Past		Total Loans	> 90 Days and
	Past Due	Past Due	Days	Due	Current	Receivable	Still Accruing
	(In Thousands)
One- to four-family
residential construction	$2,082	$342	$--	$2,424	$21,552	$23,976	$--
Subdivision construction	4,014	388	6,661	11,063	50,077	61,140	--
Land development	--	4	2,655	2,659	66,112	68,771	--
Commercial construction	--	--	--	--	119,589	119,589	--
Owner occupied one- to four-
family residential	833	--	3,999	4,832	87,162	91,994	40
Non-owner occupied one- to
four-family residential	117	--	3,425	3,542	142,239	145,781	--
Commercial real estate	6,323	535	6,204	13,062	626,795	639,857	--
Other residential	--	--	--	--	243,742	243,742	--
Commercial business	426	10	1,362	1,798	234,586	236,384	--
Industrial revenue bonds	--	--	2,110	2,110	57,640	59,750	--
Consumer auto	455	56	107	618	58,750	59,368	10
Consumer other	1,508	641	800	2,949	74,591	77,540	356
Home equity lines of credit	45	29	174	248	46,866	47,114	--
FDIC-supported loans, net of
discounts (TeamBank)	2,422	862	19,215	22,499	106,376	128,875	--
FDIC-supported loans, net of
discounts (Vantus Bank)	562	57	5,999	6,618	116,418	123,036	5
FDIC-supported loans,
net of discounts
(Sun Security Bank)	5,628	6,851	40,299	52,778	91,848	144,626	150
	24,415	9,775	93,010	127,200	2,144,343	2,271,543	561
Less FDIC-supported loans,
net of discounts	8,612	7,770	65,513	81,895	314,642	396,537	155

Total	$15,803	$2,005	$27,497	$45,305	$1,829,701	$1,875,006	$406

Nonaccruing loans (excluding FDIC-supported loans, net of discount) are summarized as follows:

	September 30,	December 31,
	2012	2011
	(In Thousands)

One- to four-family residential construction	$--	$--
Subdivision construction	770	6,661
Land development	6,887	2,655
Commercial construction	--	--
Owner occupied one- to four-family residential	1,758	3,959
Non-owner occupied one- to four-family residential	4,445	3,425
Commercial real estate	2,825	6,204
Other residential	2,950	--
Commercial business	2,404	1,362
Industrial revenue bonds	2,110	2,110
Consumer auto	99	97
Consumer other	372	444
Home equity lines of credit	99	174

Total	$24,719	$27,091

The following table presents the activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2012.  Also presented are the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of September 30, 2012:

	One- to Four-
	Family
	Residential and	Other	Commercial	Commercial	Commercial
	Construction	Residential	Real Estate	Construction	Business	Consumer	Total
	(In Thousands)
Allowance for loan losses
Balance July 1, 2012	$7,899	$4,012	$15,592	$6,929	$3,341	$2,949	$40,722
Provision charged to expense	(724)	348	2,950	4,227	1,512	87	8,400
Losses charged off	(245)	(310)	(1,579)	(6,870)	(648)	(699)	(10,351)
Recoveries	65	22	448	471	110	420	1,536
Balance September 30, 2012	$6,995	$4,072	$17,411	$4,757	$4,315	$2,757	$40,307

Balance January 1, 2012	$11,424	$3,088	$18,390	$2,982	$2,974	$2,374	$41,232
Provision charged to expense	(1,830)	4,206	12,265	17,525	2,758	1,153	36,077
Losses charged off	(2,740)	(3,562)	(13,784)	(16,462)	(1,701)	(1,661)	(39,910)
Recoveries	141	340	540	712	284	891	2,908
Balance September 30, 2012	$6,995	$4,072	$17,411	$4,757	$4,315	$2,757	$40,307

Ending balance:
Individually evaluated for
impairment	$1,700	$711	$3,299	$755	$1,541	$178	$8,184
Collectively evaluated for
impairment	$5,284	$3,361	$13,993	$4,002	$2,758	$2,579	$31,977
Loans acquired and
accounted for under
ASC 310-30	$11	$--	$118	$--	$16	$1	$146

Loans
Individually evaluated for
impairment	$18,051	$18,517	$49,052	$11,922	$6,208	$1,118	$104,868
Collectively evaluated for
impairment	$283,024	$253,754	$646,108	$176,653	$249,233	$209,659	$1,818,431
Loans acquired and
accounted for under
ASC 310-30	$285,454	$58,272	$154,512	$1,969	$18,826	$45,730	$564,763

The following table presents the activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2011:

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

The following table presents the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of December 31, 2011:

	One- to Four-
	Family
	Residential and	Other	Commercial	Commercial	Commercial
	Construction	Residential	Real Estate	Construction	Business	Consumer	Total
	(In Thousands)
Allowance for loan losses
Individually evaluated for
impairment	$4,989	$89	$3,584	$594	$736	$38	$10,030
Collectively evaluated for
impairment	$6,435	$2,999	$14,806	$2,358	$2,238	$2,336	$31,172
Loans acquired and
accounted for under
ASC 310-30	$--	$--	$--	$30	$--	$--	$30

Loans
Individually evaluated for
impairment	$39,519	$20,802	$99,254	$27,592	$10,720	$839	$198,726
Collectively evaluated for
impairment	$283,371	$222,940	$600,353	$160,768	$225,665	$183,183	$1,676,280
Loans acquired and
accounted for under
ASC 310-30	$109,909	$25,877	$157,805	$40,215	$28,784	$33,947	$396,537

The portfolio segments used in the preceding two tables correspond to the loan classes used in all other tables in Note 7 as follows:

•
The one-to four-family residential and construction segment includes the one- to four-family residential construction, subdivision construction, owner occupied one- to four-family residential and non-owner occupied one- to four-family residential classes

•	The other residential and construction segment corresponds to the other residential class
•	The commercial real estate segment includes the commercial real estate and industrial revenue bonds classes
•	The commercial construction segment includes the land development and commercial construction classes
•	The commercial business segment corresponds to the commercial business class
•	The consumer segment includes the consumer auto, consumer other and home equity lines of credit classes

Impaired loans are summarized as follows:

	September 30, 2012
		Unpaid
	Recorded	Principal	Specific
	Balance	Balance	Allowance
	(In Thousands)

One- to four-family residential construction	$612	$612	$283
Subdivision construction	3,204	4,854	310
Land development	11,922	18,665	755
Commercial construction	--	--	--
Owner occupied one- to four-family residential	5,168	5,392	493
Non-owner occupied one- to four-family residential	9,067	9,491	615
Commercial real estate	49,052	49,921	3,299
Other residential	18,517	19,781	711
Commercial business	3,423	3,774	1,541
Industrial revenue bonds	2,785	2,865	--
Consumer auto	160	177	25
Consumer other	781	837	116
Home equity lines of credit	177	177	36

Total	$104,868	$116,546	$8,184

	Three Months Ended		Nine Months Ended
	September 30, 2012		September 30, 2012
	Average		Average
	Investment	Interest	Investment	Interest
	in Impaired	Income	in Impaired	Income
	Loans	Recognized	Loans	Recognized
	(In Thousands)

One- to four-family residential construction	$612	$17	$738	$39
Subdivision construction	3,188	153	10,225	440
Land development	15,826	408	12,286	889
Commercial construction	1,020	--	510	35
Owner occupied one- to four-family residential	4,970	208	5,094	370
Non-owner occupied one- to four-family residential	10,389	289	10,854	743
Commercial real estate	42,607	1,742	44,223	3,266
Other residential	17,718	686	17,408	1,267
Commercial business	3,290	119	3,927	279
Industrial revenue bonds	3,267	--	3,117	--
Consumer auto	154	12	163	24
Consumer other	679	60	662	122
Home equity lines of credit	134	9	136	15

Total	$103,854	$3,703	$109,343	$7,489

	At or for the Year Ended December 31, 2011
				Average
		Unpaid		Investment	Interest
	Recorded	Principal	Specific	in Impaired	Income
	Balance	Balance	Allowance	Loans	Recognized
	(In Thousands)
One- to four-family residential construction	$873	$917	$12	$1,939	$39
Subdivision construction	12,999	14,730	2,953	10,154	282
Land development	7,150	7,317	594	9,983	379
Commercial construction	--	--	--	308	--
Owner occupied one- to four-family residential	5,481	6,105	776	4,748	76
Non-owner occupied one- to four-family residential	11,259	11,768	1,249	9,658	425
Commercial real estate	49,961	55,233	3,562	34,403	1,616
Other residential	12,102	12,102	89	9,475	454
Commercial business	4,679	5,483	736	4,173	125
Industrial revenue bonds	2,110	2,190	22	2,137	--
Consumer auto	147	168	3	192	6
Consumer other	579	680	22	544	10
Home equity lines of credit	174	184	12	227	1

Total	$107,514	$116,877	$10,030	$87,941	$3,413

	September 30, 2011
		Unpaid
	Recorded	Principal	Specific
	Balance	Balance	Allowance
	(In Thousands)

One- to four-family residential construction	$2,708	$4,138	$358
Subdivision construction	12,159	16,992	1,016
Land development	6,436	6,489	985
Commercial construction	--	--	--
Owner occupied one- to four-family residential	5,202	5,793	792
Non-owner occupied one- to four-family residential	8,752	8,987	945
Commercial real estate	52,567	53,533	3,695
Other residential	8,286	9,259	66
Commercial business	2,917	4,395	451
Industrial revenue bonds	2,110	2,190	22
Consumer auto	117	134	3
Consumer other	432	536	23
Home equity lines of credit	197	208	12

Total	$101,883	$112,654	$8,368

	Three Months Ended		Nine Months Ended
	September 30, 2011		September 30, 2011
	Average		Average
	Investment	Interest	Investment	Interest
	in Impaired	Income	in Impaired	Income
	Loans	Recognized	Loans	Recognized
	(In Thousands)

One- to four-family residential construction	$2,334	$16	$2,033	$34
Subdivision construction	11,260	97	9,692	212
Land development	7,034	68	10,846	301
Commercial construction	--	--	411	--
Owner occupied one- to four-family residential	4,399	21	4,512	55
Non-owner occupied one- to four-family residential	8,603	84	9,497	285
Commercial real estate	34,181	659	28,915	1,120
Other residential	8,288	53	10,118	244
Commercial business	2,560	18	4,363	80
Industrial revenue bonds	2,110	--	2,145	--
Consumer auto	116	1	213	5
Consumer other	473	1	544	8
Home equity lines of credit	184	--	239	1

Total	$81,542	$1,018	$83,528	$2,345

At September 30, 2012, $39.8 million of impaired loans had specific valuation allowances totaling $8.2 million.  At December 31, 2011, all impaired loans had specific valuation allowances totaling $10.0 million.  Previous to the third quarter of 2012, the Company reported all impaired loans as having specific valuation allowances, even though in many instances the allowance assigned to a particular loan was actually only the general valuation percentage used for that particular category of loans.  In the third quarter of 2012, the Company began reporting specific valuation allowances on impaired loans only if the recorded loan balance was greater than the calculated fair value of the collateral supporting the loan.  This change was also factored into the general valuation allowances recorded by the Company, and did not result in a significant change to the overall allowance for loan losses recorded by the Company.

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

At September 30, 2012, the Company had $8.0 million of construction loans, $18.2 million of single family and multi-family residential mortgage loans, $31.8 million of commercial real estate loans, $3.1 million of commercial business loans and $140,000 of consumer loans that were modified in troubled debt restructurings and impaired.  Of the total troubled debt restructurings, $51.8 million were accruing interest at September 30, 2012.  During the previous 12 months, five non-owner occupied residential mortgage loans totaling $605,000, five commercial real estate loans totaling $5.8 million, and one consumer loan totaling $20,000, were modified as troubled debt restructurings and had payment defaults subsequent to the modifications.  When loans modified as troubled debt restructuring have subsequent payment defaults, the defaults are factored into the determination of the allowance for loan losses to ensure specific valuation allowances reflect amounts considered uncollectible. At December 31, 2011, the Company had $9.0 million of construction loans, $17.0 million of single family and multi-family residential mortgage loans, $31.3 million of commercial real estate loans, $671,000 of commercial business loans and $156,000 of consumer loans that were modified in troubled debt restructurings and impaired.  Of the total troubled debt restructurings, $50.8 million were accruing interest at December 31, 2011.

The Company reviews the credit quality of its loan portfolio using an internal grading system that classifies loans as “Satisfactory,” “Watch,” “Special Mention,” “Substandard” and "Doubtful."  Substandard loans are characterized by the distinct possibility that the Bank will sustain some loss if certain deficiencies are not corrected.  Doubtful loans are those having all the weaknesses inherent to those classified Substandard with the added characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.  Special mention loans possess potential weaknesses that deserve management’s close attention but do not expose the Bank to a degree of risk that warrants substandard classification.  Loans classified as watch are being monitored because of indications of potential weaknesses or deficiencies that may require future classification as special mention or substandard.  Loans not meeting any of the criteria previously described are considered satisfactory.  The FDIC-covered loans are evaluated using this internal grading system.  However, since these loans are accounted for in pools and are currently substantially covered through loss sharing agreements with the FDIC, all of the loan pools were considered satisfactory at September 30, 2012 and December 31, 2011, respectively.  See Note 8 for further discussion of the acquired loan pools and loss sharing agreements.  The loan grading system is presented by loan class below:

	September 30, 2012
			Special
	Satisfactory	Watch	Mention	Substandard	Doubtful	Total
		(In Thousands)
One- to four-family residential
construction	$30,135	$--	$--	$612	$--	$30,747
Subdivision construction	32,191	2,990	--	2,206	--	37,387
Land development	51,016	5,201	--	7,747	--	63,964
Commercial construction	124,612	--	--	--	--	124,612
Owner occupied one- to four-						--
family residential	80,059	636	--	3,391	--	84,086
Non-owner occupied one- to four-						--
family residential	134,147	6,071	--	8,636	--	148,854
Commercial real estate	568,150	52,279	--	30,523	--	650,952
Other residential	253,493	9,466	--	9,312	--	272,271
Commercial business	244,179	7,839	--	1,107	2,316	255,441
Industrial revenue bonds	41,424	675	--	2,110	--	44,209
Consumer auto	74,679	--	--	159	--	74,838
Consumer other	81,813	--	--	742	--	82,555
Home equity lines of credit	53,206	--	--	177	--	53,383
FDIC-supported loans, net of
Discounts (TeamBank)	87,873	--	--	--	--	87,873
FDIC-supported loans, net of
discounts (Vantus Bank)	105,050	--	--	--	--	105,050
FDIC-supported loans, net of
discounts (Sun Security Bank)	101,951	--	--	--	--	101,951
FDIC-supported loans, net of
discounts (InterBank)	269,889	--	--	--	--	269,889

Total	$2,333,867	$85,157	$--	$66,722	$2,316	$2,488,062

	December 31, 2011
			Special
	Satisfactory	Watch	Mention	Substandard	Total
	(In Thousands)
One- to four-family residential
construction	$21,436	$2,354	$--	$186	$23,976
Subdivision construction	45,754	2,701	--	12,685	61,140
Land development	41,179	20,902	245	6,445	68,771
Commercial construction	119,589	--	--	--	119,589
Owner occupied one- to four-family
residential	86,725	1,018	--	4,251	91,994
Non-owner occupied one- to four-family
residential	129,458	5,232	249	10,842	145,781
Commercial real estate	542,712	51,757	13,384	32,004	639,857
Other residential	222,940	13,262	--	7,540	243,742
Commercial business	225,664	5,403	638	4,679	236,384
Industrial revenue bonds	57,640	--	--	2,110	59,750
Consumer auto	59,237	--	--	131	59,368
Consumer other	77,006	--	--	534	77,540
Home equity lines of credit	46,940	--	--	174	47,114
FDIC-supported loans, net of discounts
(TeamBank)	128,875	--	--	--	128,875
FDIC-supported loans, net of discounts
(Vantus Bank)	123,036	--	--	--	123,036
FDIC-supported loans, net of discounts
(Sun Security Bank)	144,626	--	--	--	144,626
Total	$2,072,817	$102,629	$14,516	$81,581	$2,271,543

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

The loans, commitments and foreclosed assets purchased in the TeamBank transaction are covered by a loss sharing agreement between the FDIC and Great Southern Bank which affords the Bank at least 80% protection against losses. Under the loss sharing agreement, the Bank will share in the losses on assets covered under the agreement (referred to as covered assets). On losses up to $115.0 million, the FDIC has agreed to reimburse the Bank for 80% of the losses. On losses exceeding $115.0 million, the FDIC has agreed to reimburse the Bank for 95% of the losses.  Realized losses covered by the loss sharing agreement include loan contractual balances (and related unfunded commitments that were acquired), accrued interest on loans for up to 90 days, the book value of foreclosed real estate acquired, and certain direct costs, less cash or other consideration received by the Bank.  This agreement extends for ten years for 1-4 family real estate loans and for five years for other loans.  The value of this loss sharing agreement was considered in determining fair values of loans and foreclosed assets acquired.  The loss sharing agreement is subject to the Bank following servicing procedures as specified in the agreement with the FDIC.  The expected reimbursements under the loss sharing agreement were recorded as an indemnification asset at their preliminary estimated fair value on the acquisition date.  Based upon the acquisition date fair values of the net assets acquired, no goodwill was recorded.  A discount was recorded in conjunction with the fair value of the acquired loans and the amount accreted to yield during the three and nine months ended September 30, 2012 was $267,000 and $1.0 million, respectively.  The amount accreted to yield during the three and nine months ended September 30, 2011 was $588,000 and $2.0 million, respectively.

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

The loans, commitments and foreclosed assets purchased in the Vantus Bank transaction are covered by a loss sharing agreement between the FDIC and Great Southern Bank which affords the Bank at least 80%  protection against losses. Under the loss sharing agreement, the Bank will share in the losses on assets covered under the agreement (referred to as covered assets). On losses up to $102.0 million, the FDIC has agreed to reimburse the Bank for 80% of the losses. On losses exceeding $102.0 million, the FDIC has agreed to reimburse the Bank for 95% of the losses. Realized losses covered by the loss sharing agreement include loan contractual balances (and related unfunded commitments that were acquired), accrued interest on loans for up to 90 days, the book value of foreclosed real estate acquired, and certain direct costs, less cash or other consideration received by the Bank.  This agreement extends for ten years for 1-4 family real estate loans and for five years for other loans.  The value of this loss sharing agreement was considered in determining fair values of loans and foreclosed assets acquired.  The loss sharing agreement is subject to the Bank following servicing procedures as specified in the agreement with the FDIC.  The expected reimbursements under the loss sharing agreement were recorded as an indemnification asset at their preliminary estimated fair value on the acquisition date.  Based upon the acquisition date fair values of the net assets acquired, no goodwill was recorded.  A discount was recorded in conjunction with the fair value of the acquired loans and the amount accreted to yield during the three and nine months ended September 30, 2012 was $76,000 and $338,000, respectively.  The amount accreted to yield during the three and nine months ended September 30, 2011 was $217,000 and $740,000, respectively.

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

The loans and foreclosed assets purchased in the Sun Security Bank transaction are covered by a loss sharing agreement between the FDIC and Great Southern Bank.  Under the loss sharing agreement, the FDIC has agreed to cover 80% of the losses on the loans (excluding approximately $4 million of consumer loans) and foreclosed assets purchased subject to certain limitations.  Realized losses covered by the loss sharing agreement include loan contractual balances (and related unfunded commitments that were acquired), accrued interest on loans for up to 90 days, the book value of foreclosed real estate acquired, and certain direct costs, less cash or other consideration received by Great Southern.  This agreement extends for ten years for 1-4 family real estate loans and for five years for other loans.  The value of this loss sharing agreement was considered in determining fair values of loans and foreclosed assets acquired.  The loss sharing agreement is subject to the Bank following servicing procedures as specified in the agreement with the FDIC.  The expected reimbursements under the loss sharing agreement were recorded as an indemnification asset at their preliminary estimated fair value on the acquisition date.  Based upon the acquisition date fair values of the net assets acquired, no goodwill was recorded.  A discount was recorded in conjunction with the fair value of the acquired loans and the amount accreted to yield during the three and nine months ended September 30, 2012 was $500,000 and $1.2 million, respectively.

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

The loans and foreclosed assets purchased in the InterBank transaction are covered by a loss sharing agreement between the FDIC and Great Southern Bank.  Under the loss sharing agreement, the FDIC has agreed to cover 80% of the losses on the loans (excluding approximately $60,000 of consumer loans) and foreclosed assets purchased subject to certain limitations.  Realized losses covered by the loss sharing agreement include loan contractual balances (and related unfunded commitments that were acquired), accrued interest on loans for up to 90 days, the book value of foreclosed real estate acquired, and certain direct costs, less cash or other consideration received by Great Southern.  This agreement extends for ten years for 1-4 family real estate loans and for five years for other loans.  The value of this loss sharing agreement was considered in determining fair values of loans and foreclosed assets acquired.  The loss sharing agreement is subject to the Bank following servicing procedures as specified in the agreement with the FDIC.  The expected reimbursements under the loss sharing agreement were recorded as an indemnification asset at their preliminary estimated fair value on the acquisition date.  Based upon the acquisition date fair values of the net assets acquired, no goodwill was recorded.  The Company’s estimates of its cash flows to be collected regarding the InterBank assets has not materially changed.  A premium was recorded in conjunction with the fair value of the acquired loans and the amount amortized to yield during the three and nine months ended September 30, 2012 was $(68,000) and $126,000, respectively.

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

The amount of the estimated cash flows expected to be received from the acquired loan pools in excess of the fair values recorded for the loan pools is referred to as the accretable yield.  The accretable yield is recognized as interest income over the estimated lives of the loans.  The Company continues to evaluate the fair value of the loans including cash flows expected to be collected.  Increases in the Company’s cash flow expectations are recognized as increases to the accretable yield while decreases are recognized as impairments through the allowance for loan losses.  During the three and nine months ended September 30, 2012, increases in expected cash flows related to the TeamBank, Vantus Bank and Sun Security Bank acquired loan portfolios resulted in adjustments of $8.8 million and $18.8 , respectively, to the accretable yield to be spread over the estimated remaining lives of the loans on a level-yield basis. During the three and nine months ended September 30, 2011, similar such adjustments totaling $13.2 million and $24.5 million, respectively, were made to the accretable yield.  The current year increases in expected cash flows also reduced the amount of expected reimbursements under the loss sharing agreements.  During the three and nine months ended September 30, 2012, this resulted in a corresponding adjustment of $7.0 million and $15.0 million, respectively, to the indemnification assets to be amortized on a level-yield basis over the remainder of the loss sharing agreements or the remaining expected lives of the loan pools, whichever is shorter.

Because these adjustments will be recognized over the remaining lives of the loan pools and the remainder of the loss sharing agreements, respectively, they will impact future periods as well.  The remaining accretable yield adjustment that will affect interest income is $12.8 million and the remaining adjustment to the indemnification assets that will affect non-interest income (expense) is $(11.0) million.  Of the remaining adjustments, we expect to recognize $3.5 million of interest income and $(2.9) million of non-interest income (expense) in the remainder of 2012.  Additional adjustments may be recorded in future periods from the 2009, 2011 and 2012 acquisitions, as the Company continues to estimate expected cash flows from the acquired loan pools.

The impact of adjustments on the Company’s financial results is shown below:

	Three Months Ended		Nine Months Ended
	September 30, 2012		September 30, 2012
	(In Thousands, Except Per Share Data
	and Basis Points Data)
Impact on net interest income/
net interest margin (in basis points)	$9,956	109 bps	$24,136	90 bps
Non-interest income	(8,169)		(19,319)
Net impact to pre-tax income	$1,787		$4,817
Net impact net of taxes	$1,162		$3,131
Impact to diluted earnings per common share	$0.09		$0.23

	Three Months Ended		Nine Months Ended
	September 30, 2011		September 30, 2011
	(In Thousands, Except Per Share Data
	and Basis Points Data)

Impact on net interest income/
net interest margin (in basis points)	$14,233	184 bps	$39,715	171 bps
Non-interest income	(12,717)		(35,470)
Net impact to pre-tax income	$1,516		$4,245
Net impact net of taxes	$986		$2,759
Impact to diluted earnings per common share	$0.07		$0.20

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

TeamBank FDIC Indemnification Asset.  The following tables present the balances of the FDIC indemnification asset related to the TeamBank transaction at September 30, 2012 and December 31, 2011. Gross loan balances (due from the borrower) were reduced approximately $333.3 million since the transaction date because of $204.1 million of repayments from borrowers, $54.9 million in transfers to foreclosed assets and $74.3 million in charge-offs to customer loan balances.  Based upon the collectability analyses performed during the acquisition, we expected certain levels of foreclosures and charge-offs and actual results have been better than our expectations.  As a result, cash flows expected to be received from the acquired loan pools have increased, resulting in adjustments that were made to the related accretable yield as described above.

	September 30, 2012
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$102,895	$15,372
Non-credit premium/(discount), net of activity since acquisition date	(321)	--
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(4,199)	--
Original estimated fair value of assets, net of activity since
acquisition date	(87,873)	(10,682)

Expected loss remaining	10,502	4,690
Assumed loss sharing recovery percentage	80%	80%

Estimated loss sharing value	8,421	3,783
Indemnification asset to be amortized resulting from
change in expected losses	3,541	--
Accretable discount on FDIC indemnification asset	(1,034)	--
FDIC indemnification asset	$10,928	$3,783

	December 31, 2011
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$164,284	$16,225
Non-credit premium/(discount), net of activity since acquisition date	(1,363)	--
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(6,093)	--
Original estimated fair value of assets, net of activity since
acquisition date	(128,875)	(10,342)

Expected loss remaining	27,953	5,883
Assumed loss sharing recovery percentage	80%	80%

Estimated loss sharing value	22,404	4,712
Indemnification asset to be amortized resulting from
change in expected losses	5,726	--
Accretable discount on FDIC indemnification asset	(2,719)	--
FDIC indemnification asset	$25,411	$4,712

Vantus Bank Indemnification Asset.  The following tables present the balances of the FDIC indemnification asset related to the Vantus Bank transaction at September 30, 2012 and December 31, 2011. Gross loan balances (due from the borrower) were reduced approximately $215.2 million since the transaction date because of $175.1  million of repayments from borrowers, $14.3 million in transfers to foreclosed assets and $25.8 million in charge-offs to customer loan balances.  Based upon the collectability analyses performed during the acquisition, we expected certain levels of foreclosures and charge-offs and actual results have been better than our expectations.  As a result, cash flows expected to be received from the acquired loan pools have increased, resulting in adjustments that were made to the related accretable yield as described above.

	September 30, 2012
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$116,304	$4,532
Non-credit premium/(discount), net of activity since acquisition date	(165)	--
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(7,065)	--
Original estimated fair value of assets, net of activity since
acquisition date	(105,050)	(3,359)

Expected loss remaining	4,024	1,173
Assumed loss sharing recovery percentage	79%	80%

Estimated loss sharing value	3,174	938
Indemnification asset to be amortized resulting from
change in expected losses	5,652	--
Accretable discount on FDIC indemnification asset	(910)	--
FDIC indemnification asset	$7,916	$938

	December 31, 2011
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$149,215	$3,410
Non-credit premium/(discount), net of activity since acquisition date	(503)	--
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(11,267)	--
Original estimated fair value of assets, net of activity since
acquisition date	(123,036)	(2,069)

Expected loss remaining	14,409	1,341
Assumed loss sharing recovery percentage	80%	80%

Estimated loss sharing value	11,526	1,073
Indemnification asset to be amortized resulting from
change in expected losses	9,014	--
Accretable discount on FDIC indemnification asset	(1,946)	--
FDIC indemnification asset	$18,594	$1,073

Sun Security Bank Indemnification Asset.  The following tables present the balances of the FDIC indemnification asset related to the Sun Security Bank transaction at September 30, 2012 and December 31, 2011.  At September 30, 2012, the Company concluded that the assumptions utilized to determine the preliminary fair value of loans, foreclosed assets and the FDIC indemnification asset had not materially changed since the analysis performed at acquisition on October 7, 2011.  Expected cash flows and the present value of future cash flows related to these assets also did not materially change since the analysis performed at acquisition on October 7, 2011.  Gross loan balances (due from the borrower) were reduced approximately $90.6 million since the transaction date because of $58.7 million of repayments by the borrower, $9.6 million in transfers to foreclosed assets and $22.3 million of charge-offs to customer loan balances.

	September 30, 2012
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$143,853	$10,224
Non-credit premium/(discount), net of activity since acquisition date	(1,506)	--
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(1,571)
Original estimated fair value of assets, net of activity since
acquisition date	(101,951)	(5,641)

Expected loss remaining	38,825	4,583
Assumed loss sharing recovery percentage	76%	81%

Estimated loss sharing value	29,664	3,698
Indemnification asset to be amortized resulting from
change in expected losses	1,224	--
Accretable discount on FDIC indemnification asset	(3,284)	(561)
FDIC indemnification asset	$27,604	$3,137

	December 31, 2011
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$217,549	$20,964
Non-credit premium/(discount), net of activity since acquisition date	(2,658)	--
Original estimated fair value of assets, net of activity since
acquisition date	(144,626)	(8,338)

Expected loss remaining	70,265	12,626
Assumed loss sharing recovery percentage	79%	80%

Estimated loss sharing value	55,382	10,101
Accretable discount on FDIC indemnification asset	(5,457)	(1,811)
FDIC indemnification asset	$49,925	$8,290

InterBank Indemnification Asset.  The following table presents the balances of the FDIC indemnification asset related to the InterBank transaction at September 30, 2012.  At September 30, 2012, the Company concluded that the assumptions utilized to determine the preliminary fair value of loans, foreclosed assets and the FDIC indemnification asset had not materially changed since the analysis performed at acquisition on April 27, 2012.  Expected cash flows and the present value of future cash flows related to these assets also did not materially change since the analysis performed at acquisition on April 27, 2012.  Gross loan balances (due from the borrower) were reduced approximately $22.4 million since the transaction date because of $20.5 million of repayments by the borrower and $1.9 million of charge-offs to customer loan balances.

	September 30, 2012
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$370,853	$3,410
Non-credit premium/(discount), net of activity since acquisition date	2,978	--
Original estimated fair value of assets, net of activity since
acquisition date	(269,889)	(2,849)

Expected loss remaining	103,942	561
Assumed loss sharing recovery percentage	81%	80%

Estimated loss sharing value	84,087	449
Accretable discount on FDIC indemnification asset	(7,811)	(93)
FDIC indemnification asset	$76,276	$356

	April 27, 2012
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination	$393,274	$9,908
Non-credit premium/(discount), net of activity since acquisition date	3,105	--
Original estimated fair value of assets, net of activity since
acquisition date	(285,458)	(6,216)

Expected loss remaining	110,921	3,692
Assumed loss sharing recovery percentage	81%	80%

Estimated loss sharing value	89,669	2,954
Accretable discount on FDIC indemnification asset	(8,411)	(223)
FDIC indemnification asset	$81,258	$2,731

Changes in the accretable yield for acquired loan pools were as follows for the three months ended September 30, 2012 and 2011:

			Sun Security
	TeamBank	Vantus Bank	Bank	InterBank
	(In Thousands)

Balance, July 1, 2011	$23,145	$26,883	$—	$—
Accretion	(11,263)	(6,855)	—	—
Reclassification from nonaccretable difference(1)	7,700	5,651	—	—
Balance, September 30, 2011	$19,582	$25,679	$—	$—

Balance July 1, 2012	$11,403	$17,882	$9,775	$—
Additions	—	—	—	43,227
Accretion	(4,709)	(6,980)	(3,668)	(4,303)
Reclassification from nonaccretable difference(1)	5,863	4,510	2,902	—

Balance, September 30, 2012	$12,557	$15,412	$9,009	$38,924

(1)
Represents increases in estimated cash flows expected to be received from the acquired loan pools, primarily due to lower estimated credit losses.  The numbers also include changes in expected accretion of the loan pools for TeamBank, Vantus Bank, and Sun Security Bank for the three months ended September 30, 2012, totaling $3.1 million, $4.0 million and $1.8 million, respectively, and for the three months ended September 30, 2011, totaling $6.7 million, $6.6 million and $0, respectively.

Changes in the accretable yield for acquired loan pools were as follows for the nine months ended September 30, 2012 and 2011:

			Sun Security
	TeamBank	Vantus Bank	Bank	InterBank
	(In Thousands)

Balance, January 1, 2011	$36,765	$35,796	$—	$—
Accretion	(32,786)	(22,365)	—	—
Reclassification from nonaccretable difference(1)	15,603	12,248	—	—
Balance, September 30, 2011	$19,582	$25,679	$—	$—

Balance January 1, 2012	$14,662	$21,967	$12,769	$—
Additions	—	—	—	46,078
Accretion	(13,799)	(17,320)	(10,750)	(7,154)
Reclassification from nonaccretable difference(1)	11,694	10,765	6,990	—

Balance, September 30, 2012	$12,557	$15,412	$9,009	$38,924

(1)
Represents increases in estimated cash flows expected to be received from the acquired loan pools, primarily due to lower estimated credit losses.  The numbers also include changes in expected accretion of the loan pools for TeamBank, Vantus Bank, and Sun Security Bank for the nine months ended September 30, 2012, totaling $6.0 million, $7.6 million, and $5.2 million, respectively, and for the nine months ended September 30, 2011, totaling $13.8 million, $10.7 million and $0, respectively.

NOTE 9: FORECLOSED ASSETS HELD FOR SALE

Major classifications of foreclosed assets were as follows:

	September 30,	December 31,
	2012	2011
	(In Thousands)
One-to four-family construction	$531	$1,630
Subdivision construction	17,867	15,573
Land development	13,110	13,634
Commercial construction	6,511	2,747
One-to four-family residential	1,735	1,849
Other residential	8,584	7,853
Commercial real estate	2,633	2,290
Commercial business	175	85
Consumer	369	1,211
	51,515	46,872
FDIC-supported foreclosed assets, net of discounts	22,530	20,749
	$74,045	$67,621

Expenses applicable to foreclosed assets included the following:

	Three Months Ended September 30,
	2012	2011
	(In Thousands)
Net loss on sales of foreclosed assets	$320	$95
Valuation write-downs	1,292	--
Operating expenses, net of rental income	924	753

	$2,536	$848

	Nine Months Ended September 30,
	2012	2011
	(In Thousands)
Net gain on sales of foreclosed assets	$(1,077)	$(189)
Valuation write-downs	2,691	--
Operating expenses, net of rental income	2,589	2,092

	$4,203	$1,903

NOTE 10: DEPOSITS

	September 30,	December 31,
	2012	2011
	(In Thousands)
Time Deposits:
0.00% - 1.99%	$1,221,185	$1,060,841
2.00% - 2.99%	101,298	158,696
3.00% - 3.99%	14,112	17,228
4.00% - 4.99%	8,159	26,526
5.00% and above	2,325	5,708
Total time deposits (1.04% - 1.29%)	1,347,079	1,268,999
Non-interest-bearing demand deposits	357,016	330,813
Interest-bearing demand and savings deposits (0.35% - 0.61%)	1,546,769	1,363,727
Total Deposits	$3,250,864	$2,963,539

NOTE 11: INCOME TAXES

Reconciliations of the Company’s effective tax rates to the statutory corporate tax rates were as follows:

	Three Months Ended September 30,
	2012	2011
	(In Thousands)
Tax at statutory rate	35.0%	35.0%
Nontaxable interest and dividends	(5.2)	(6.2)
Tax credits	(18.4)	(2.5)
State taxes	0.8	0.6
Other	(2.3)	0.7

	9.9%	27.6%

	Nine Months Ended September 30,
	2012	2011
	(In Thousands)
Tax at statutory rate	35.0%	35.0%
Nontaxable interest and dividends	(3.1)	(6.8)
Tax credits	(9.3)	(5.1)
State taxes	0.4	1.1
Other	(0.1)	0.6

	22.9%	24.8%

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

The following is a description of inputs and valuation methodologies used for assets recorded at fair value on a recurring basis and recognized in the accompanying balance sheets at September 30, 2012 and December 31, 2011, as well as the general classification of such assets pursuant to the valuation hierarchy.  There have been no significant changes in the valuation techniques during the period ended September 30, 2012.

Securities Available for Sale. Investment securities available for sale are recorded at fair value on a recurring basis. The fair values used by the Company are obtained from an independent pricing service, which represent either quoted market prices for the identical asset or fair values determined by pricing models, or other model-based valuation techniques, that consider observable market data, such as interest rate volatilities, LIBOR yield curve, credit spreads and prices from market makers and live trading systems. Recurring Level 1 securities include exchange traded equity securities. Recurring Level 2 securities available for sale include U.S. government agency securities, mortgage-

backed securities, collateralized mortgage obligations, Small Business Administration (SBA) loan pools, state and municipal bonds, corporate bonds and equity securities. Inputs used for valuing Level 2 securities include observable data that may include dealer quotes, benchmark yields, market spreads, live trading levels and market consensus prepayment speeds, among other things. Additional inputs include indicative values derived from the independent pricing service’s proprietary computerized models. There were no Recurring Level 3 securities at September 30, 2012 or December 31, 2011.

Mortgage Servicing Rights. Mortgage servicing rights do not trade in an active, open market with readily observable prices.  Accordingly, fair value is estimated using discounted cash flow models.  Due to the nature of the valuation inputs, mortgage servicing rights are classified within Level 3 of the hierarchy.

Interest Rate Swaps. Interest rate swaps are recorded at fair value on a recurring basis. The fair values used by the Company are obtained from an independent valuation service, and are based on prevailing observable market data and derived from proprietary models based on well recognized financial principles and reasonable estimates about future market conditions (which may include assumptions and estimates that are not readily observable in the marketplace).  Included in the fair values are credit valuation adjustments which represent the consideration of credit risk (credit standing) of the counterparties to the transaction and the effect of any credit enhancements related to the transaction.  Certain inputs to the credit valuation models may be based on assumptions and best estimates that are not readily observable in the marketplace.

		Fair value measurements using
		Quoted prices
		in active
		markets	Other	Significant
		for identical	observable	unobservable
		assets	inputs	inputs
	Fair value	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
September 30, 2012
U.S. government agencies	$30,060	$--	$30,060	$--
Collateralized mortgage obligations	4,879	--	4,879	--
Mortgage-backed securities	573,015	--	573,015	--
Small Business Administration loan pools	52,844	--	52,844	--
Corporate bonds	322	--	322	--
States and political subdivisions	124,016	--	124,016	--
Equity securities	1,982	--	1,982	--
Mortgage servicing rights	179	--	--	179
Interest rate swap asset	1,775	--	--	1,775
Interest rate swap liability	(1,909)	--	--	(1,909)

December 31, 2011
U.S. government agencies	$20,060	$--	$20,060	$--
Collateralized mortgage obligations	4,840	--	4,840	--
Mortgage-backed securities	641,655	--	641,655	--
Small Business Administration loan pools	56,492	--	56,492	--
Corporate bonds	295	--	295	--
States and political subdivisions	150,238	--	150,238	--
Equity securities	1,831	387	1,444	--
Mortgage servicing rights	292	--	--	292
Interest rate swap asset	111	--	--	111
Interest rate swap liability	(121)	--	--	(121)

The Company considers transfers between the levels of the hierarchy to be recognized at the end of related reporting periods.  From December 31, 2011 to September 30, 2012, no assets for which fair value is measured on a recurring basis transferred between any levels of the hierarchy.

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs.

	Mortgage Servicing Rights
	2012	2011
	(In Thousands)

Balance, July 1	$194	$450
Additions	71	4
Amortization	(86)	(87)
Balance, September 30	$179	$367

	Mortgage Servicing Rights
	2012	2011
	(In Thousands)

Balance, January 1	$292	$637
Additions	102	16
Amortization	(215)	(286)
Balance, September 30	$179	$367

	Interest Rate Swap Asset
	2012	2011
	(In Thousands)

Balance, July 1	$1,200	$--
Change in fair value through earnings	575	--
Balance, September 30	$1,775	$--

	Interest Rate Swap Asset
	2012	2011
	(In Thousands)

Balance, January 1	$111	$--
Change in fair value through earnings	1,664	--
Balance, September 30	$1,775	$--

	Interest Rate Swap Liability
	2012	2011
	(In Thousands)

Balance, July 1	$1,230	$--
Change in fair value through earnings	679	--
Balance, September 30	$1,909	$--

	Interest Rate Swap Liability
	2012	2011
	(In Thousands)

Balance, January 1	$121	$--
Change in fair value through earnings	1,788	--
Balance, September 30	$1,909	$--

The following is a description of valuation methodologies used for assets measured at fair value on a nonrecurring basis and recognized in the accompanying statements of financial condition, as well as the general classification of such assets pursuant to the valuation hierarchy.

Loans Held for Sale.  Mortgage loans held for sale are recorded at the lower of carrying value or fair value.  The fair value of mortgage loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics.  As such, the Company classifies mortgage loans held for sale as Nonrecurring Level 2.  Write-downs to fair value typically do not occur as the Company generally enters into commitments to sell individual mortgage loans at the time the loan is originated to reduce market risk.  The Company typically does not have commercial loans held for sale.  At September 30, 2012 and December 31, 2011, the aggregate fair value of mortgage loans held for sale exceeded their cost.  Accordingly, no mortgage loans held for sale were marked down and reported at fair value.

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

The Company records impaired loans as Nonrecurring Level 3. If a loan’s fair value as estimated by the Company is less than its carrying value, the Company either records a charge-off of the portion of the loan that exceeds the fair value or establishes a reserve within the allowance for loan losses specific to the loan.  Loans for which such charge-offs or reserves were recorded during the nine months ended September 30, 2012 or the year ended December 31, 2011, are shown in the table below (net of reserves).

Foreclosed Assets Held for Sale.  Foreclosed assets held for sale are initially recorded at fair value less estimated cost to sell at the date of foreclosure.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less estimated cost to sell.  Foreclosed assets held for sale are classified within Level 3 of the fair value hierarchy.  The foreclosed assets represented in the table below were re-measured during the nine months ended September 30, 2012 or the year ended December 31, 2011, subsequent to their initial transfer to foreclosed assets.

The following tables present the fair value measurements of assets measured at fair value during the periods presented on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2012 and December 31, 2011:

		Fair Value Measurements Using
		Quoted prices
		in active
		markets	Other	Significant
		for identical	observable	unobservable
		assets	inputs	inputs
	Fair value	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
September 30, 2012
Impaired loans
One- to four-family residential construction	$502	$--	$--	$502
Subdivision construction	1,905	--	--	1,905
Land development	4,070	--	--	4,070
Owner occupied one- to four-family residential	2,693	--	--	2,693
Non-owner occupied one- to four-family residential	4,054	--	--	4,054
Commercial real estate	31,219	--	--	31,219
Other residential	8,143	--	--	8,143
Commercial business	3,381	--	--	3,381
Consumer auto	--	--	--	--
Consumer other	299	--	--	299
Home equity lines of credit	45	--	--	45
Total impaired loans	$56,374	$--	$--	$56,374

Foreclosed assets held for sale	$5,093	$--	$--	$5,093

December 31, 2011
Impaired loans
One- to four-family residential construction	$964	$--	$--	$964
Subdivision construction	3,188	--	--	3,188
Land development	4,298	--	--	4,298
Owner occupied one- to four-family residential	2,210	--	--	2,210
Non-owner occupied one- to four-family residential	4,639	--	--	4,639
Commercial real estate	13,354	--	--	13,354
Other residential	4,771	--	--	4,771
Commercial business	3,207	--	--	3,207
Consumer auto	46	--	--	46
Consumer other	258	--	--	258
Home equity lines of credit	46	--	--	46
Total impaired loans	$36,981	$--	$--	$36,981

Foreclosed assets held for sale	$14,042	$--	$--	$14,042

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

	September 30, 2012
	Carrying	Fair	Hierarchy
	Amount	Value	Level
	(In Thousands)
Financial assets
Cash and cash equivalents	$485,184	$485,184	1
Held-to-maturity securities	920	1,098	2
Mortgage loans held for sale	35,093	35,093	2
Loans, net of allowance for loan losses	2,332,510	2,341,194	3
Accrued interest receivable	13,183	13,183	3
Investment in FHLB stock	10,066	10,066	3

Financial liabilities
Deposits	3,250,864	3,254,399	3
FHLB advances	126,296	130,480	3
Short-term borrowings	198,574	198,574	3
Structured repurchase agreements	53,052	59,563	3
Subordinated debentures	30,929	30,929	3
Accrued interest payable	1,609	1,609	3
Unrecognized financial instruments
(net of contractual value)
Commitments to originate loans	--	--	3
Letters of credit	75	75	3
Lines of credit	--	--	3

	December 31, 2011
	Carrying	Fair
	Amount	Value
	(In Thousands)
Financial assets
Cash and cash equivalents	$380,249	$380,249
Held-to-maturity securities	1,865	2,101
Mortgage loans held for sale	28,920	28,920
Loans, net of allowance for loan losses	2,124,161	2,124,032
Accrued interest receivable	13,848	13,848
Investment in FHLB stock	12,088	12,088

Financial liabilities
Deposits	2,963,539	2,966,874
FHLB advances	184,437	189,793
Short-term borrowings	217,397	217,397
Structured repurchase agreements	53,090	60,471
Subordinated debentures	30,929	30,929
Accrued interest payable	2,277	2,277
Unrecognized financial instruments
(net of contractual value)
Commitments to originate loans	--	--
Letters of credit	84	84
Lines of credit	--	--

The following disclosure relates to financial assets for which it is not practicable for the Company to estimate the fair value at September 30, 2012 and December 31, 2011.

FDIC Indemnification Asset: As part of the Purchase and Assumption Agreements, the Bank and the FDIC entered into loss sharing agreements. These agreements cover realized losses on loans and foreclosed real estate, which are more fully described in Note 8.

Under the TeamBank agreement, the FDIC agreed to reimburse the Bank for 80% of the first $115 million in realized losses and 95% for realized losses that exceed $115 million.  The indemnification asset was originally recorded at fair value on the acquisition date (March 20, 2009) and at September 30, 2012 and December 31, 2011, the carrying value was $14.7 million and $30.1 million, respectively.

Under the Vantus Bank agreement, the FDIC agreed to reimburse the Bank for 80% of the first $102 million in realized losses and 95% for realized losses that exceed $102 million.  The indemnification asset was originally recorded at fair value on the acquisition date (September 4, 2009) and at September 30, 2012 and December 31, 2011, the carrying value of the FDIC indemnification asset was $8.9 million and $19.7 million, respectively.

Under the Sun Security Bank agreement, the FDIC agreed to reimburse the Bank for 80% of realized losses.  The indemnification asset was originally recorded at fair value on the acquisition date (October 7, 2011) and at September 30, 2012 and December 31, 2011, the carrying value of the FDIC indemnification asset was $30.7 million and $58.2 million, respectively.

Under the InterBank agreement, the FDIC agreed to reimburse the Bank for 80% of realized losses.  The indemnification asset was originally recorded at fair value on the acquisition date (April 27, 2012) and at September 30, 2012, the carrying value of the FDIC indemnification asset was $76.6 million.

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

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Financial Condition:

	Location in	Fair Value
	Consolidated Statements	September 30,	December 31,
	of Financial Condition	2012	2011
		(In Thousands)
Asset Derivatives
Derivatives not designated
as hedging instruments

Interest rate products	Prepaid expenses and other assets	$1,775	$111

Total derivatives not designated
as hedging instruments		$1,775	$111

Liability Derivatives
Derivatives not designated
as hedging instruments

Interest rate products	Accrued expenses and other liabilities	$1,909	$121

Total derivatives not designated
as hedging instruments		$1,909	$121

Nondesignated Hedges

None of the Company’s derivatives are designated in qualifying hedging relationships.  Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain loan customers, which the Company began offering during the fourth quarter of 2011.  The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions.  As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  As of September 30, 2012, the Company had ten interest rate swaps with an aggregate notional amount of $57.1 million related to this program.  During the three and nine months ended September 30, 2012, the Company recognized a net loss of $104,000 and $124,000, respectively, in noninterest income related to changes in the fair value of these swaps.

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

As of September 30, 2012, the termination value of derivatives in a net asset position, which included accrued interest but excluded any adjustment for nonperformance risk, related to these agreements was $1.9 million.  The Company has minimum collateral posting thresholds with its derivative counterparties.  At September 30, 2012, the Company’s activity with its derivative counterparties had met the level in which the minimum collateral posting thresholds take effect and the Company had posted $1.7 million of collateral.  If the Company had breached any of these provisions at September 30, 2012, it could have been required to settle its obligations under the agreements at the termination value.

NOTE 14:  SUBSEQUENT EVENT

On November 9, 2012, the Company entered into separate definitive agreements to sell Great Southern Travel to Milwaukee, Wisconsin-based Adelman Travel and Great Southern Insurance to St. Louis-based HM, effective November 30, 2012, for both entities.  These transactions will result in the transfer of assets to HM on December 1, 2012, and to Adelman Travel on December 3, 2012. The combined sales are expected to result in transaction gains totaling approximately $6.8 million (pre-tax), which will be recorded in the fourth quarter of 2012.  In the nine months ended September 30, 2012, Great Southern Travel and Great Southern Insurance on a combined basis produced $6.3 million in non-interest income, $5.4 million in non-interest expense and $640,000 in net income, or a diluted earnings per share effect of $0.05.  In the year ended December 31, 2012, Great Southern Travel and Great Southern Insurance on a combined basis produced $8.1 million in non-interest income, $7.2 million in non-interest expense and $673,000 in net income, or a diluted earnings per share effect of $0.05.  See Note 2: Operating Segments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

When used in this Quarterly Report on Form 10-Q and in other filings by the Company with the Securities and Exchange Commission (the "SEC"), in the Company's press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "intends" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including, among other things, (i) expected cost savings, synergies and other benefits from the Company’s merger and acquisition activities, including but not limited to the recently completed FDIC-assisted transactions involving Sun Security Bank and InterBank, might not be realized within the anticipated time frames or at all, the possibility that the amount of the gain the Company ultimately recognizes from the InterBank transaction will be materially different from the preliminary gain recorded, and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, might be greater than expected; (ii) changes in economic conditions, either nationally or in the Company’s market areas; (iii) fluctuations in interest rates; (iv) the risks of lending and investing activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses; (v) the possibility of other-than-temporary impairments of securities held in the Company’s securities portfolio; (vi) the Company’s ability to access cost-effective funding; (vii) fluctuations in real estate values and both residential and commercial real estate market conditions; (viii) demand for loans and deposits in the Company’s market areas; (ix) legislative or regulatory changes that adversely affect the Company’s business, including, without limitation, the Dodd-Frank Wall Street Reform and Consumer Protection Act and its implementing regulations, and the new overdraft protection regulations and customers’ responses thereto; (x) monetary and fiscal policies of the Federal Reserve Board and the U.S. Government and other governmental initiatives affecting the financial services industry; (xi) results of examinations of the Company and the Bank by their regulators, including the possibility that the regulators may, among other things, require the Company to increase its allowance for loan losses or to write-down assets; (xii) the uncertainties arising from the Company’s participation in the Small Business Lending Fund program, including uncertainties concerning the potential future redemption by us of the U.S. Treasury’s preferred stock investment under the program, including the timing of, regulatory approvals for, and conditions placed upon, any such redemption; (xiii) costs and effects of litigation, including settlements and judgments; and (xiv) competition.  The Company wishes to advise readers that the factors listed above and other risks described from time to time in the Company’s filings with the SEC could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

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

Goodwill and Intangible Assets

Goodwill and intangibles assets that have indefinite useful lives are subject to an impairment test at least annually and more frequently if circumstances indicate their value may not be recoverable. Goodwill is tested for impairment using a process that estimates the fair value of each of the Company’s reporting units compared with its carrying value. The Company defines reporting units as a level below each of its operating segments for which there is discrete financial information that is regularly reviewed. As of September 30, 2012, the Company has two reporting units to which goodwill has been allocated – the Bank and the Travel division (which is a division of a subsidiary of the Bank). If the fair value of a reporting unit exceeds its carrying value, then no impairment is recorded. If the carrying value amount exceeds the fair value of a reporting unit, further testing is completed comparing the implied fair value of the reporting unit’s goodwill to its carrying value to measure the amount of impairment. Intangible assets that are not amortized will be tested for impairment at least annually by comparing the fair values of those assets to their carrying values. At September 30, 2012, goodwill consisted of $379,000 at the Bank reporting unit and $877,500 at the Travel reporting unit. Other identifiable intangible assets that are subject to amortization are amortized on a straight-line basis over periods ranging from three to seven years. At September 30, 2012, the amortizable intangible assets consisted of core deposit intangibles of $5.7 million at the Bank reporting unit and $6,300 of non-compete agreements at the Travel reporting unit.  These amortizable intangible assets are reviewed for impairment if circumstances indicate their value may not be recoverable based on a comparison of fair value.

While the Company believes no impairment existed at September 30, 2012, different conditions or assumptions used to measure fair value of reporting units, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of the Company’s impairment evaluation in the future.

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

Current economic conditions have impacted the markets in which we operate. Throughout our market areas, the economic downturn negatively affected consumer confidence and elevated unemployment levels.   Economic conditions have not changed significantly during the third quarter of 2012.  There are some modest signs of improvement especially in the housing sector, but economic uncertainty remains. According to the October 10, 2012 “Summary of Commentary on Current Economic Conditions” by the Federal Reserve, overall economic activity in the Company’s footprint expanded at a modest pace from early July 2012 to early September 2012. Retail sales increased slightly or were flat. Housing sales and construction increased slightly with some home inventory declining.

Commercial real estate leasing and construction showed some improvement. Loan demand has increased slightly.

Average prices for existing home sales in the Midwest, which includes our market areas, are up 19.6% in 2012 over 2011 according to the National Association of Realtors.  Retail, office and industrial types of commercial real estate properties had vacancy rates that averaged 7.8%, 11.3% and 8.6%, respectively, in the Company’s primary markets through September 30, 2012 according to real estate services firm Colliers International.  These vacancy rates in the Company’s primary markets are down from averages of 9.6%, 15.1% and 8.8%, respectively, for 2007, prior to the economic downturn. High vacancy rates negatively impact cash flows on commercial real estate loans.  Increased vacancy rates for commercial real estate properties can correlate to fewer commercial land development sales because of the risk involved in developing these types of properties when similar completed properties have vacancies.

The Missouri unemployment rate has declined from 7.7% at the end of 2011 to 6.3% at the end of September 2012, and was below the national average of 7.8% at the end of September 2012. Unemployment rates also declined from the end of 2011 to the end of September 2012, respectively, for all of the states in the Company’s franchise:  Arkansas from 7.4 to 6.5%; Iowa from 5.8% to 4.4%; Kansas from 5.9% to 5.3%; Minnesota from 5.7% to 5.3%; and Nebraska from 4.1% to 3.4%.  Unemployment rates do not reflect underemployed individuals or unemployed individuals who have stopped looking for work; accordingly, a decrease in the unemployment rate does not necessarily reflect improved job market conditions.  Loan types specifically impacted by certain market areas in Missouri include loans secured by condominiums and condominium development in the St. Louis, Central Missouri and Branson market areas.  Many borrowers with loans secured by condominiums and condominium development are now changing business strategies to remarket units for rent as opposed to sale.  The St. Louis market area has experienced the highest level of unemployment among our market areas with a rate of 7.8% at the end of August 2012; however, the market unemployment rate is decreasing.  We have a minimal level of one- to four-family residential and consumer loans in this market and the negative impact of the economy specific to this area has generally been in condominium loans as previously discussed. The unemployment rate for the Springfield market area was 6.3% at the end of August 2012 and well below the national average with overall lending activity improving modestly but still well below historic levels.

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

In the nine months ended September 30, 2012, Great Southern's total assets increased $266.5 million, or 7.0%, from $3.79 billion at December 31, 2011, to $4.06 billion at September 30, 2012. Full details of the current period changes in total assets are provided in the “Comparison of Financial Condition at September 30, 2012 and December 31, 2011” section of this Quarterly Report on Form 10-Q.

Loans.  In the nine months ended September 30, 2012, net loans increased $208.3 million, or 9.8%, from $2.12 billion at December 31, 2011, to $2.33 billion at September 30, 2012. The increase was primarily due to the loans acquired in the InterBank FDIC-assisted acquisition that occurred on April 27, 2012.  Included in the increase is $269.9 million in FDIC-covered loans from the InterBank FDIC-assisted transaction.  Partially offsetting these increases were decreases of $101.7 million in the 2009 and 2011 FDIC-covered loan portfolios.  Excluding covered loans and mortgage loans held for sale, total loans increased $38.8 million, primarily due to increases in multi-family residential, commercial business and consumer loans, partially offset by decreases in construction and land development loans.  As loan demand is affected by a variety of factors, including general economic conditions, and because of the competition we face and our focus on pricing discipline and credit quality, we cannot be assured that our loan growth will match or exceed the level of increases achieved in prior years.  Based upon the current lending environment and economic conditions, the Company does not expect to grow the overall loan portfolio significantly at this time.  The Company's strategy continues to be focused on maintaining credit risk and interest rate risk at appropriate levels.

While our policy allows us to lend up to 95% of the appraised value on single-family properties and up to 90% on two- to four-family residential properties, originations of loans with loan-to-value ratios at those levels are minimal.  When they are made at those levels, private mortgage insurance is typically required for loan amounts above the 80% level unless our analyses determines minimal risk to be involved and therefore these loans are not considered to have more risk to us than other residential loans.  We consider these lending practices to be consistent with or more conservative than what we believe to be the norm for banks our size.  At September 30, 2012 and December 31, 2011, an estimated 0.9% and 0.6%, respectively of total owner occupied one- to four-family residential loans had loan-to-value ratios above 100% at origination.  At September 30, 2012 and December 31, 2011, an estimated 0.7% and 0.4%, respectively, of total non-owner occupied one- to four-family residential loans had loan-to-value ratios above 100% at origination.

At September 30, 2012 troubled debt restructurings totaled $61.3 million, or 2.6% of total loans, up $3.2 million from $58.1 million, or 2.7% of total loans, at December 31, 2011.  This increase is primarily due to the continuing effects of the recent economic downturn and the resulting increased number of borrowers who have experienced financial difficulty.  Concessions granted to borrowers experiencing financial difficulties may include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.  While the types of concessions made have not changed as a result of the economic recession, the number of concessions granted has increased as reflected in the increase in troubled debt restructurings.  During the nine months ended September 30, 2012, nine loans totaling $27.8 million were each restructured into multiple new loans.  During the year ended December 31, 2011, twelve loans totaling $41.0 million were each restructured into multiple new loans.  For further information on troubled debt restructurings, see Note 7 of the Notes to Consolidated Financial Statements contained in this report.

The loss sharing agreements with the FDIC are subject to limitations on the types of losses covered and the length of time losses are covered, and are conditioned upon the Bank complying with its requirements in the agreements with the FDIC including requirements regarding servicing and other loan administration matters.  The loss sharing agreements extend for ten years for single family real estate loans and for five years for other loans.  At September 30, 2012, approximately six and one-half years remain on the loss sharing agreement for single family real estate loans acquired from TeamBank and the remaining loans have an estimated average life of two to eleven years.  At September 30, 2012, approximately seven years remain on the loss sharing agreement for single family real estate loans acquired from Vantus Bank and the remaining loans have an estimated average life of two to thirteen years.  At September 30, 2012, approximately nine years remain on the loss sharing agreement for single family real estate loans acquired from Sun Security Bank and the remaining loans have an estimated average life of four to eleven years.  At September 30, 2012, approximately nine and one-half years remain on the loss sharing agreement for single family real estate loans acquired from InterBank and the remaining loans have an estimated average life of seven to fourteen years.  At September 30, 2012, approximately one and one-half years remain on the loss sharing agreement for non-single family loans acquired from TeamBank and the remaining loans have an estimated average life of one to four years.  At September 30, 2012, approximately two years remain on the loss sharing agreement for non-single family loans acquired from Vantus Bank and the remaining loans have an estimated average life of two to five years.  At September 30, 2012, approximately four years remain on the loss sharing agreement for non-single family loans acquired from Sun Security Bank and the remaining loans have an estimated average life of one to two years.  At September 30, 2012, approximately four and one-half years remain on the loss sharing agreement for non-single family loans acquired from InterBank and the remaining loans have an estimated average life of four years.  While the expected repayments for certain of the acquired loans extend beyond the terms of the loss sharing agreements, the Bank has identified and will continue to identify problem loans and will make every effort to resolve them within the time limits of the agreements.  The Company may sell any loans remaining at the end of the loss sharing agreement subject to the approval of the FDIC.  Acquired loans are currently included in the analysis and estimation of the allowance for loan losses, and through September 30, 2012, have had minimal impact on the allowance.  However, when the loss sharing agreements end, the allowance for loan losses related to any acquired loans retained in the portfolio may need to increase.  The loss sharing agreements and their related limitations are described in detail in Note 8 of the Notes to Consolidated Financial Statements in this report.

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

Available-for-sale Securities.  In the nine months ended September 30, 2012, Great Southern's available-for-sale securities decreased $88.3 million, or 10.1%, from $875.4 million at December 31, 2011, to $787.1 million at September 30, 2012.  The decrease was primarily due to calls and sales of state and political subdivision bonds, which decreased $26.2 million, or 17.5%, and paydowns, maturities and sales of mortgage-backed securities, which decreased $68.6 million, or 10.7%.

Cash and Cash Equivalents.  Great Southern had cash and cash equivalents of $485.2 million at September 30, 2012, an increase of $105.0 million, or 27.6%, from $380.2 million at December 31, 2011. The increase in cash and cash equivalents during the period resulted from the cash acquired through the acquisition of InterBank, increased deposits, slower loan demand, and proceeds from the sale of available-for-sale securities.

Deposits.  The Company attracts deposit accounts through its retail branch network, correspondent banking and corporate services areas, and brokered deposits. The Company then utilizes these deposit funds, along with Federal Home Loan Bank (FHLBank) advances and other borrowings, to meet loan demand or otherwise fund its activities. In the nine months ended September 30, 2012, total deposit balances increased $287.3 million, or 9.7%.  Transaction accounts increased $209.2 million, while total brokered deposits (excluding CDARS accounts) decreased $38.3 million and retail certificates of deposit increased $174.4 million. Great Southern Bank customer deposits totaling $158.3 million and $216.3 million, at September 30, 2012 and December 31, 2011, respectively, were part of the CDARS program which allows bank customers to maintain balances in an insured manner that would otherwise exceed the FDIC deposit insurance limit. The FDIC considers these customer accounts to be brokered deposits due to the fees paid in the CDARS program.  The Company did not actively try to grow CDARS customer deposits during the current period and decreased interest rates offered on these deposits during the nine months ended September 30, 2012.  The increase in deposits of $287.3 million at September 30, 2012 over December 31, 2011 was primarily due to the deposits assumed in the InterBank FDIC-assisted acquisition.  If loan demand trends upward in future periods, excess liquidity can be used to cover a portion of this demand.  In addition, rates paid on deposits can be increased to increase deposit balances and the utilization of brokered deposits can be increased to provide additional funding, if necessary.  However, the level of competition for deposits in our markets is high. While it is our goal to gain checking account and retail certificate of deposit market share in our branch footprint, we cannot be assured of this in future periods. In addition, while we have been generally lowering our deposit rates over the past several quarters, increasing rates paid on deposits could negatively impact the Company’s net interest margin.  As discussed below, because the Federal Funds rate is already very low, there may be a negative impact on the Company’s net interest income due to the Company’s inability to continue to lower its funding costs significantly in the current low interest rate environment, while interest rates on assets may decline further.

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

The current level and shape of the interest rate yield curve poses challenges for interest rate risk management. The FRB last cut interest rates on December 16, 2008. Great Southern has a significant portfolio of loans which are tied to a "prime rate" of interest. Some of these loans are tied to some national index of "prime," while most are indexed to "Great Southern prime." The Company has elected to leave its “Great Southern prime” rate of interest at 5.00%. This does not affect a large number of customers, as a majority of the loans indexed to “Great Southern prime” are already at interest rate floors which are provided for in individual loan documents. But for the interest rate floors, a rate cut by the FRB generally would have an anticipated immediate negative impact on the Company’s net interest income due to the large total balance of loans which generally adjust immediately as the Federal Funds rate adjusts. Loans at their floor rates are subject to the risk that borrowers will seek to refinance elsewhere at the lower market rate, however.  Because the Federal Funds rate is already very low, there may also be a negative impact on the Company's net interest income due to the Company's inability to lower its funding costs significantly in the current environment, although interest rates on assets may decline further. Conversely, interest rate increases would normally result in increased interest rates on our prime-based loans.  The interest rate floors in effect may limit the immediate increase in interest rates on these loans, until such time as rates rise above the floors.  However, the Company may have to increase rates paid on deposits to maintain deposit balances and pay higher rates on borrowings.  The impact of the low rate environment on our net interest margin in future periods is expected to be fairly neutral.  As our time deposits mature in future periods, we expect to be able to continue to reduce rates somewhat as they renew.  However, any margin gained by these rate reductions is likely to be offset by reduced yields from our investment securities as payments are made on our mortgage-backed securities and the proceeds are reinvested at lower rates.  Similarly, interest rates on adjustable rate loans may reset lower according to their contractual terms and new loans may be originated at lower market rates.  For further discussion of the processes used to manage our exposure to interest rate risk, see Item 3. “Quantitative and Qualitative Disclosures About Market Risk – How We Measure the Risks to Us Associated with Interest Rate Changes.”

The negative impact of declining loan interest rates has been mitigated by the positive effects of the Company’s loans that have interest rate floors. At September 30, 2012, the Company had a portfolio (excluding loans acquired in FDIC-assisted transactions) of prime-based loans totaling approximately $735 million with rates that change immediately with changes to the prime rate of interest. Of this total, $731 million also had interest rate floors. These floors were at varying rates, with $28 million of these loans having floor rates of 7.0% or greater and another $538 million of these loans having floor rates between 5.0% and 7.0%. In addition, $165 million of these loans have floor rates between 3.25% and 5.0%.  At September 30, 2012, all of these loans were at their floor rates.  The loan yield for the total loan portfolio was approximately 231 basis points higher than the national “prime rate of interest” at September 30, 2012, partly because of these interest rate floors.  While interest rate floors have had an overall positive effect on the Company’s results during this period, they do subject the Company to the risk that borrowers will elect to refinance their loans with other lenders.  To the extent economic conditions improve, the likelihood that borrowers will seek to refinance their loans increases.

Non-Interest Income and Operating Expenses.  The Company's profitability is also affected by the level of its non-interest income and operating expenses. Non-interest income consists primarily of service charges and ATM fees, commissions earned by our travel, insurance and investment divisions, accretion income (net of amortization) related to the FDIC-assisted acquisitions, late charges and prepayment fees on loans, gains on sales of loans and available-for-sale investments and other general operating income.  In 2012 and 2011, increases in the cash flows expected to be collected from the FDIC-covered loan portfolios resulted in amortization (expense) recorded relating to reductions of expected reimbursements under the loss sharing agreements with the FDIC, which are recorded as indemnification assets.  During the quarter ended June 30, 2012, the Company recognized a preliminary one-time gain based on the estimated fair value of the assets acquired and liabilities assumed in the InterBank FDIC-assisted acquisition.  Non-interest income may also be affected by the Company's interest rate hedging activities, if the Company chooses to implement hedges.  On July 1, 2011, a federal rule went into effect which prohibits a financial institution from automatically enrolling customers in overdraft protection programs, on ATM and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service.  As expected, this rule has adversely affected the amount of non-interest income we generate. Operating expenses consist primarily of salaries and employee benefits, occupancy-related expenses, expenses related to foreclosed assets, postage, FDIC deposit insurance, advertising and public relations, telephone, professional fees, office expenses and other general operating expenses.  Details of the current period changes in non-interest income and non-interest expense are provided in the “Results of Operations and Comparison for the Three and Nine months Ended September 30, 2012 and 2011” section of this Quarterly Report on Form 10-Q.

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

A provision of the Dodd-Frank Act, commonly referred to as the “Durbin Amendment,” directed the FRB to analyze the debit card payments system and fix the interchange rates based upon their estimate of actual costs. The FRB has established the interchange rate for all debit transactions for issuers with over $10 billion in assets, effective October 1, 2011, at $0.21 per transaction. An additional five basis points of the transaction amount and an additional $0.01 may be collected by the issuer for fraud prevention and recovery, provided the issuer performs certain actions.  Although the Bank is currently exempt from these provisions of the rule on the basis of asset size, there is some uncertainty about the impact there will be on the interchange rates for issuers below the $10 billion level of assets.

In December 2010 and January 2011, the Basel Committee on Banking Supervision published the final texts of reforms on capital and liquidity generally referred to as “Basel III.”  Although Basel III is intended to be implemented by participating countries for large, internationally active banks, its provisions are being considered by United States banking regulators in developing new regulations applicable to other banks in the United States, including Great Southern.  For banks in the United States, among the provisions in proposed regulations implementing Basel III and the Dodd-Frank Act’s requirements concerning regulatory capital are: (i) a minimum ratio of common equity to risk-weighted assets reaching 4.5% by 2015 after a phase-in period, plus an additional 2.5% as a capital conservation buffer, by 2019 after a phase-in period; (ii) a minimum ratio of Tier 1 capital to risk-weighted assets reaching 6.0% by 2019 after a phase-in period; (iii) a minimum ratio of total capital to risk-weighted assets, plus the additional 2.5% capital conservation buffer, reaching 10.5% by 2019 after a phase -in period; (iv) for banking organizations with $250 billion or more in assets, an additional countercyclical capital buffer to be imposed by applicable national banking regulators periodically at their discretion, with advance notice; and (v) restrictions on capital distributions and discretionary bonuses applicable when capital ratios fall within the buffer zone.  We cannot predict when or if final regulations will be adopted or become effective or to what extent the final regulations will differ from the proposed regulations.

Business Initiatives

The Company completed the final operational milestones pertaining to the InterBank FDIC-assisted acquisition. Integration of the InterBank operating system into Great Southern’s operating system was completed at the close of business on August 10, 2012. The system conversion allows all customers to conveniently conduct their banking business at all 107 banking centers in the Great Southern franchise.

In October, a new banking center at 600 W. Republic in Springfield, Mo., was opened, which replaced a leased facility at 3961 S. Campbell.  A new banking center in Greenfield, Mo., is expected to open in November 2012.  The full-service banking center replaces a previously razed drive-thru facility on the same lot. At the same time as the opening of the new facility, a leased banking center in downtown Greenfield will be closed.

The Company expects to expand its presence in the Omaha, Neb., market. In mid-October the Company purchased a lot in a commercial district in Omaha, Neb.  A full-service banking center will be constructed with expectations of a second quarter 2013 opening. A commercial lending team will be housed in this facility.  The Company currently operates two banking centers in the Omaha metropolitan area – one in Bellevue and one in Fort Calhoun.

Text banking is expected to be launched for customers in November 2012 providing another channel to access account information. Tablet computer applications and remote check deposit for smartphones are under development and are expected to be available at the beginning of 2013.

The common stock of Great Southern Bancorp, Inc., is listed on the Nasdaq Global Select Market under the symbol “GSBC”. The last reported sale price of GSBC common stock in the quarter ended September 30, 2012, was $30.91.

Headquartered in Springfield, Mo., Great Southern offers a broad range of banking, investment, insurance and travel services to customers and clients. The Company operates 107 banking centers and more than 200 ATMs in Missouri, Arkansas, Iowa, Kansas, Minnesota and Nebraska.

Comparison of Financial Condition at September 30, 2012 and December 31, 2011

During the nine months ended September 30, 2012, the Company increased total assets by $266.5 million to $4.06 billion.  Most of the increase was attributable to the assets acquired, including cash, loans, other real estate owned and other assets, as part of the InterBank FDIC-assisted acquisition on April 27, 2012.  Net loans increased $208.3 million from December 31, 2011, to $2.33 billion at September 30, 2012.  The increase was primarily due to the loans acquired as part of the FDIC-assisted acquisition noted above.  Offsetting these increases were decreases in net loans acquired through the 2009 and 2011 FDIC-assisted transactions of $101.7 million, or 25.6%.  Excluding covered loans and mortgage loans held for sale, total loans increased $38.8 million, primarily in the areas of multi-family residential mortgage loans, commercial business loans and consumer loans, partially offset by decreases in construction and land development loans.  The Company's strategy continues to be focused on maintaining credit risk and interest rate risk at appropriate levels given the current credit and economic environments.  Based upon the current lending environment and economic conditions, the Company does not expect to grow the overall loan portfolio significantly at this time.  Cash and cash equivalents increased $105.0 million as compared to December 31, 2011, as the Company acquired cash through the InterBank acquisition in addition to the excess liquidity resulting from increases in deposits and slower loan demand.  The Company may maintain a higher level of cash and cash equivalents for the time being as excess liquidity in these uncertain times for the U.S. economy and the banking industry, subject to funding activities which are discussed below, and recognizing that this could potentially have the effect of suppressing net interest margin and net interest income.

The Company's available-for-sale securities decreased $88.3 million compared to December 31, 2011.  The decrease was primarily due to calls and sales of state and political subdivision bonds and paydowns, maturities and sales of mortgage-backed securities.

The Company’s net premises and equipment increased $16.7 million as compared to December 31, 2011.  The primary reason for the increase was the purchase of approximately $6.1 million of fixed assets from the FDIC for the Sun Security branch locations, the purchase of approximately $2.8 million of fixed assets from the FDIC for the InterBank branch locations and the addition of new locations added as a result of the growth of the Company and to provide for future growth.

The FDIC indemnification asset increased $22.9 million from December 31, 2011 due primarily to the net addition of $76.6 million for the InterBank FDIC-assisted acquisition.  That increase was partially offset by a decrease of $53.7 million due to the billing and collection of realized losses and amortization relating to the reduction in expected reimbursements under the loss sharing agreements for the 2009 and 2011 FDIC-assisted acquisitions, previously discussed in Note 8 of the Notes to Consolidated Financial Statements.

Total liabilities increased $229.3 million from $3.47 billion at December 31, 2011 to $3.69 billion at September 30, 2012.  The increase was primarily attributable to increases in deposits from the InterBank FDIC-assisted acquisition, partially offset by decreases in FHLBank advances and securities sold under reverse repurchase agreements with customers.  Total deposits increased $287.3 million from December 31, 2011.  Transaction account balances increased $209.2 million to $1.90 billion at September 30, 2012, up from $1.69 billion at December 31, 2011, while retail certificates of deposit increased $174.4 million to $1.18 billion at September 30, 2012, up from $1.00 billion at December 31, 2011.  Since the second quarter of 2010, the Company’s transaction account balances have trended upward while retail certificates of deposit (excluding acquired deposits) have trended downward because of customer preference to have immediate access to funds during the current low interest rate environment, when excluding the effect of the deposits added from the 2011 and 2012 FDIC-assisted acquisitions.  Total brokered deposits (excluding CDARS customer account balances) were $10.0 million at September 30, 2012, compared to $48.3 million at December 31, 2011.  The decrease was the result of brokered deposits that matured during the period.  In addition, at September 30, 2012 and December 31, 2011, Great Southern Bank customer deposits totaling $158.3 million and $216.3 million, respectively, were part of the CDARS program which allows bank customers to maintain balances in an insured manner that would otherwise exceed the FDIC deposit insurance limit. The FDIC counts these deposits as brokered, but these are deposit accounts that we generate with customers in our local markets. The Company did not actively try to grow CDARS customer deposits during the current period and decreased interest rates offered on these deposits during the nine months ended September 30, 2012.  Securities sold under reverse repurchase agreements with customers decreased $18.7 million from December 31, 2011, as these balances fluctuate over time.  FHLBank advances decreased $58.1 million from December 31, 2011. The Company elected to prepay $30.0 million of FHLB advances which were assumed as part of the Sun Security transaction during the first quarter of 2012.  The penalties incurred to prepay these advances were primarily accounted for as part of the purchase accounting adjustments at the time of acquisition, resulting in no additional material expense in the nine months ended September 30, 2012.  The level of FHLBank advances also fluctuates depending on growth in the Company's loan portfolio and other funding needs and sources available to the Company. Most of the Company’s FHLBank advances are fixed-rate advances that cannot be repaid prior to maturity without incurring significant penalties.

Total stockholders' equity increased $37.2 million from $324.6 million at December 31, 2011 to $361.8 million at September 30, 2012.  The Company recorded net income of $36.3 million for the nine months ended September 30, 2012, common and preferred dividends declared were $7.7 million and accumulated other comprehensive gain increased $6.3 million.  The increase in accumulated other comprehensive gain resulted from increases in the fair value of the Company's available-for-sale investment securities.  In addition, total stockholders’ equity increased $2.2 million due to stock option exercises.

Results of Operations and Comparison for the Three and Nine Months Ended September 30, 2012 and 2011

General

Net income was $7.1 million for the three months ended September 30, 2012 compared to net income of $6.5 million for the three months ended September 30, 2011. This increase of $651,000, or 10.1%, was primarily due to an increase in non-interest income of $5.1 million, a decrease in provision for income taxes of $1.7 million, or 68.3%, and an increase in net interest income of $1.6 million, or 3.9%, partially offset by an increase in non-interest expense of $7.8 million, or 34.0%.  Net income available to common shareholders was $7.0 million and $4.4 million for the quarters ended September 30, 2012 and 2011, respectively.

Net income was $36.3 million for the nine months ended September 30, 2012 compared to net income of $18.2 million for the nine months ended September 30, 2011. This increase of $18.1 million, or 99.5%, was primarily due to an increase in non-interest income of $55.4 million, partially offset by a decrease in net interest income of $789,000, or 0.7%, an increase in non-interest expense of $21.0 million, or 31.4%, an increase in provision for loan losses of $10.9 million, or 43.6%, and an increase in provision for income taxes of $4.7 million, or 78.3%.  Net income available to common shareholders was $35.8 million and $14.6 million for the nine months ended September 30, 2012 and 2011, respectively.

Total Interest Income

Total interest income increased $194,000, or 0.4%, during the three months ended September 30, 2012 compared to the three months ended September 30, 2011.  The increase was due to a $1.3 million increase in interest income on loans, partially offset by a $1.1 million decrease in interest income on investments and other interest-earning assets.  Total interest income decreased $5.1 million, or 3.4%, during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.  The decrease was due to a $3.0 million decrease in interest income on loans and a $2.1 million decrease in interest income on investments and other interest-earning assets.  Interest income on loans decreased primarily due to a reduction in the increases in expected cash flows to be received from the FDIC-acquired loan pools and the resulting adjustment to accretable yield which were previously discussed in Note 8 of the Notes to Consolidated Financial Statements. Interest income from investment securities and other interest-earning assets decreased during the three and nine months ended September 30, 2012 primarily due to lower average rates of interest. The lower average investment yields were primarily a result of lower yields on mortgage-backed securities as interest rates reset downward.  Prepayments on the mortgages underlying these securities resulted in amortization of premiums which also reduced yields.

Interest Income – Loans

During the three months ended September 30, 2012 compared to the three months ended September 30, 2011, interest income on loans increased due to higher average balances, partially offset by lower average interest rates.  Interest income increased $7.1 million as the result of higher average loan balances, which increased from $1.99 billion during the quarter ended September 30, 2011, to $2.35 billion during the quarter ended September 30, 2012. The higher average balance resulted primarily from the FDIC-assisted acquisitions of the assets of Sun Security Bank in October 2011 and InterBank in April 2012.

Interest income decreased $5.7 million as a result of lower average interest rates on loans.  The average yield on loans decreased from 8.63% during the three months ended September 30, 2011, to 7.57% during the three months ended September 30, 2012.  This decrease was due to a lower amount of accretion income in the current year period compared to the prior year period resulting from the increases in expected cash flows to be received from the FDIC-acquired loan pools as previously discussed in Note 8 of the Notes to Consolidated Financial Statements.  On an on-going basis the Company estimates the cash flows expected to be collected from the acquired loan pools. This cash flows estimate has increased each quarter beginning with the third quarter of 2010, based on the payment histories and reduced loss expectations of the loan pools, resulting in a total of $104.8 million of adjustments to be spread on a level-yield basis over the remaining expected lives of the loan pools. The increases in expected cash flows also reduced the amount of expected reimbursements under the loss sharing agreements with the FDIC, which are recorded as indemnification assets. Therefore, the expected indemnification assets have also been reduced each quarter since the third quarter of 2010, resulting in a total of $90.7 million of adjustments to be amortized on a comparable basis over the remainder of the loss sharing agreements or the remaining expected life of the loan pools, whichever is shorter.  For the quarters ended September 30, 2012 and 2011, the adjustments increased interest income by $10.0 million and $14.2 million, respectively, and decreased non-interest income by $8.2 million and $12.7 million, respectively.  The net impact to pre-tax income was $1.8 million and $1.5 million, respectively, for the quarters ended September 30, 2012 and 2011.  Because the adjustments will be recognized over the estimated remaining lives of the loan pools and the remainder of the loss sharing agreements, respectively, they will impact future periods as well.  As of September 30, 2012, the remaining accretable yield adjustment that will affect interest income is $12.8 million and the remaining adjustment to the indemnification assets that will affect non-interest income (expense) is $(11.0) million.  Of the remaining adjustments, we expect to recognize $3.5 million of interest income and $(2.9) million of non-interest income (expense) in the remainder of 2012.  These amounts do not account for any adjustments that may occur relating to the InterBank transaction, which was completed on April 27, 2012.  Additional adjustments may be recorded in future periods from the 2009, 2011 and 2012 FDIC-assisted transactions, as the Company continues to estimate expected cash flows from the acquired loan pools.  Apart from the yield accretion, the average yield on loans was 5.88% for the three months ended September 30, 2012, up slightly from 5.79% for the three months ended September 30, 2011, as a result of the slightly higher yield of the loans added in the 2012 FDIC-assisted acquisition, partially offset by both normal amortization of higher-rate loans and new loans that were made at current lower market rates.

During the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, interest income on loans decreased due to lower average interest rates, partially offset by higher average balances. Interest income decreased $23.9 million as a result of lower average interest rates on loans.  The average yield on loans decreased from 8.73% during the nine months ended September 30, 2011, to 7.22% during the nine months ended September 30, 2012.  This decrease was due to a decrease in additional yield accretion recognized in conjunction with the fair value of the loan pools acquired in the 2009 and 2011 FDIC-assisted transactions as discussed above for the three months ended September 30, 2011 and as previously discussed in Note 8 of the Notes to Consolidated Financial Statements.  The adjustments increased interest income by $24.1 million and decreased non-interest income by $19.3 million during the nine months ended September 30, 2012, for a net impact of $4.8 million to pre-tax income.  Apart from the yield accretion, the average yield on loans was 5.82% for the nine months ended September 30, 2012, down from 6.02% for the nine months ended September 30, 2011.

Interest income increased $20.9 million as the result of higher average loan balances which increased from $1.95 billion during the nine months ended September 30, 2011, to $2.30 billion during the nine months ended September 30, 2012. The higher average balance resulted primarily from the FDIC-assisted acquisitions of the assets of Sun Security Bank in October 2011 and InterBank in April 2012.

Interest Income – Investments and Other Interest-earning Assets

Interest income on investments and other interest-earning assets decreased in the three months ended September 30, 2012 compared to the three months ended September 30, 2011. Interest income decreased $1.1 million due to a decrease in average interest rates from 2.44% during the three months ended September 30, 2011, to 1.73% during the three months ended September 30, 2012. Interest income was only slightly changed as a result of an increase in average balances from $1.09 billion during the three months ended September 30, 2011, to $1.27 billion during the three months ended September 30, 2012.  Average balances of securities decreased slightly due primarily to the normal monthly payments received on the portfolio of mortgage-backed securities while average interest-earning deposits increased due to an increase in average interest-bearing deposits, primarily due to the Sun Security Bank and InterBank acquisitions.

Interest income on investments and other interest-earning assets decreased in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. Interest income decreased $2.8 million as a result of a decrease in average interest rates from 2.37% during the nine months ended September 30, 2011, to 1.90% during the nine months ended September 30, 2012.  Interest income increased $747,000 as a result of an increase in average balances from $1.16 billion during the nine months ended September 30, 2011, to $1.30 billion during the nine months ended September 30, 2012.  The reasons for these changes in the comparable nine-month periods are the same as those described previously for the comparable three-month periods.

The Company’s interest-earning deposits and non-interest-earning cash equivalents currently earn very low or no yield and therefore negatively impact the Company’s net interest margin. At September 30, 2012, the Company had cash and cash equivalents of $485.2 million compared to $380.2 million at December 31, 2011.  The increase in cash and cash equivalents during the period resulted from the cash acquired through the InterBank acquisition, in addition to excess liquidity resulting from increased deposits, slower loan demand, and proceeds from the sale of available-for-sale securities.  See "Net Interest Income" for additional information on the impact of this interest activity.

Total Interest Expense

Total interest expense decreased $1.4 million, or 17.1%, during the three months ended September 30, 2012, when compared with the three months ended September 30, 2011, due to a decrease in interest expense on deposits of $1.0 million, or 16.8%, a decrease in interest expense on FHLBank advances of $296,000, or 22.4%, and a decrease in interest expense on short-term and structured repo borrowings of $112,000, or 15.0%, partially offset by an increase in interest expense on subordinated debentures issued to capital trusts of $15,000, or 10.7%.

Total interest expense decreased $4.3 million, or 16.0%, during the nine months ended September 30, 2012, when compared with the nine months ended September 30, 2011, primarily due to a decrease in interest expense on deposits of $3.6 million, or 17.8%, a decrease in interest expense on FHLBank advances of $490,000, or 12.5%, a decrease in interest expense on short-term and structured repo borrowings of $256,000, or 11.4%, slightly offset by an increase in interest expense on subordinated debentures issued to capital trusts of $48,000, or 11.4%.

Interest Expense – Deposits

Interest expense on demand deposits decreased $912,000 due to a decrease in average rates from 0.74% during the three months ended September 30, 2011, to 0.45% during the three months ended September 30, 2012. The average interest rates decreased due to lower overall market rates of interest since September 30, 2011 and because the Company chose to pay lower rates during the three months ended September 30, 2012 when compared to the same period in 2011. Market rates of interest on checking and money market accounts have decreased since late 2007 when the FRB began reducing short-term interest rates.  Interest expense on demand deposits increased $773,000 due to an increase in average balances from $1.00 billion during the three months ended September 30, 2011, to $1.54 billion during the three months ended September 30, 2012. The increase in average balances of demand deposits was primarily a result of the Sun Security Bank and InterBank acquisitions and customer preference to transition from time deposits to demand deposits.

Interest expense on demand deposits decreased $1.9 million due to a decrease in average rates from 0.75% during the nine months ended September 30, 2011, to 0.54% during the nine months ended September 30, 2012. Interest expense on demand deposits increased $1.7 million due to an increase in average balances from $1.07 billion during the nine months ended September 30, 2011, to $1.43 billion during the nine months ended September 30, 2012.  The reasons for these changes in the comparable nine-month periods are the same as those described previously for the comparable three-month periods.

Interest expense on time deposits decreased $1.5 million as a result of a decrease in average rates of interest from 1.40% during the three months ended September 30, 2011, to 0.96% during the three months ended September 30, 2012.  A large portion of the Company’s certificate of deposit portfolio matures within one year and therefore reprices fairly quickly; this is consistent with the portfolio over the past several years.  Interest expense on time deposits increased $592,000 due to an increase in average balances of time deposits from $1.21 billion during the three months ended September 30, 2011, to $1.39 billion during the three months ended September 30, 2012.  As previously mentioned, the increase in average balances of time deposits was due to the Sun Security Bank and InterBank acquisitions and was partially offset by  customer preference to transition from time deposits to demand deposits.

Interest expense on time deposits decreased $5.2 million due to a decrease in average rates from 1.52% during the nine months ended September 30, 2011, to 1.04% during the nine months ended September 30, 2012. Interest expense on time deposits increased $1.7 million due to an increase in average balances from $1.26 billion during the nine months ended September 30, 2011, to $1.39 billion during the nine months ended September 30, 2012.  The reasons for these changes in the comparable nine-month periods are the same as those described previously for the comparable three-month periods.  Also offsetting the increase in average balances was the redemption of brokered deposits that matured during the first quarter.

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

Interest Expense – FHLBank Advances, Short-term Borrowings and Structured Repo Borrowings and Subordinated Debentures Issued to Capital Trusts

During the three months ended September 30, 2012 compared to the three months ended September 30, 2011, interest expense on FHLBank advances decreased due to lower average interest rates and lower average balances.  Interest expense on FHLBank advances decreased $182,000 due to a decrease in average balances from $152 million during the three months ended September 30, 2011, to $130 million during the three months ended September 30, 2012. This decrease was primarily due to repayments of maturing advances.  Interest expense on FHLBank advances decreased $114,000 due to a decrease in average interest rates from 3.45% in the three months ended September 30, 2011, to 3.14% in the three months ended September 30, 2012.  Most of the remaining advances are fixed-rate and are subject to penalty if paid off prior to maturity.

During the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, interest expense on FHLBank advances decreased due to lower average interest rates and lower average balances.  Interest expense on FHLBank advances decreased $477,000 due to a decrease in average interest rates from 3.44% in the nine months ended September 30, 2011, to 3.02% in the nine months ended September 30, 2012.  Interest expense on FHLBank advances decreased $13,000 due to a decrease in average balances from $152 million during the nine months ended September 30, 2011, to $151 million during the nine months ended September 30, 2012.

Interest expense on short-term and structured repo borrowings decreased $122,000 due to a decrease in average balances from $301 million during the three months ended September 30, 2011, to $253 million during the three months ended September 30, 2012.  The decrease in balances of short-term borrowings was primarily due to decreases in average securities sold under repurchase agreements with the Company's deposit customers which tend to fluctuate.  Interest expense on short-term and structured repo borrowings increased $10,000 due to an increase in average rates on short-term borrowings from 0.98% in the three months ended September 30, 2011, to 1.00% in the three months ended September 30, 2012.  The overall average interest rate did not decrease in the 2012 period compared to the 2011 period even though the actual interest expense did decrease.  The rates paid and the average balance of securities sold under repurchase agreements both decreased in 2012; however, the rates paid on these repurchase agreements is very low compared to the rate paid on the structured repo borrowing.  The change in mix of balances between the two categories, along with the rates paid on each, resulted in little change to the overall effective interest rate.

Interest expense on short-term and structured repo borrowings decreased $301,000 due to a decrease in average balances from $305 million during the nine months ended September 30, 2011, to $265 million during the nine months ended September 30, 2012. The decrease in balances of short-term borrowings was primarily due to decreases in average securities sold under repurchase agreements with the Company's deposit customers which tend to fluctuate. Interest expense on short-term and structured repo borrowings increased $45,000 due to an increase in average rates on short-term borrowings from 0.98% in the nine months ended September 30, 2011, to 1.00% in the nine months ended September 30, 2012.

Interest expense on subordinated debentures issued to capital trusts increased $15,000 due to an increase in average rates from 1.79% in the three months ended September 30, 2011, to 1.98% in the three months ended September 30, 2012.  Interest expense on subordinated debentures issued to capital trusts increased $48,000 due to an increase in average rates from 1.82% in the nine months ended September 30, 2011, to 2.02% in the nine months ended September 30, 2012.  These debentures are not subject to an interest rate swap; however, they are variable-rate debentures and bear interest at an average rate of three-month LIBOR plus 1.57%, adjusting quarterly.

Net Interest Income

Net interest income for the three months ended September 30, 2012 increased $1.6 million to $43.2 million compared to $41.6 million for the three months ended September 30, 2011. Net interest margin was 4.75% in the three months ended September 30, 2012, compared to 5.37% in the three months ended September 30, 2011, a decrease of 62 basis points, or 11.5%.  In both three-month periods, the Company’s margin was positively impacted primarily by the increases in expected cash flows to be received from the FDIC-acquired loan pools and the resulting increase to accretable yield which were previously discussed in Note 8 of the Notes to Consolidated Financial Statements. The positive impact of these changes on the three months ended September 30, 2012 and 2011 were increases in interest income of $10.0 million and $14.2 million, respectively, and increases in net interest margin of 109 basis points and 184 basis points, respectively.  Excluding the positive impact of the additional yield accretion, net interest margin increased thirteen basis points during the three months ended September 30, 2012, primarily due to decreases in the rates paid on deposits.  During 2011 and 2012, lower-rate transaction deposits increased as customers added to existing accounts or new customer accounts were opened, while higher-rate brokered deposits decreased and retail time deposits renewed at lower rates of interest.  While retail certificates of deposit increased over the year-ago quarter because of the deposits assumed in the Sun Security Bank and InterBank FDIC-assisted acquisitions, those assumed were at relatively low market rates.  The former InterBank generally paid above-market rates on its certificates of deposit.  We have elected to reduce those rates as deposits have matured.  The Company has also experienced decreases in yield on loans and investments, excluding the yield accretion income discussed above, when compared to the year-ago quarter.  Existing loans continue to repay, and in many cases new loans originated are at rates which are lower than the rates on those repaying loans and may be lower than existing portfolio rates.

The Company's overall interest rate spread decreased 53 basis points, or 10.2%, from 5.22% during the three months ended September 30, 2011, to 4.69% during the three months ended September 30, 2012. The gross change was due to a 93 basis point decrease in the weighted average yield on interest-earning assets and a 40 basis point decrease in the weighted average rate paid on interest-bearing liabilities. In comparing the two periods, the yield on loans decreased 106 basis points while the yield on investment securities and other interest-earning assets decreased 71 basis points. The rate paid on deposits decreased 41 basis points, the rate paid on subordinated debentures issued to capital trusts increased 19 basis points, the rate paid on FHLBank advances decreased 31 basis points and the rate paid on short-term borrowings increased two basis points.

Net interest income for the nine months ended September 30, 2012 decreased $789,000 to $120.5 million compared to $121.3 million for the nine months ended September 30, 2011. Net interest margin was 4.47% in the nine months ended September 30, 2012, compared to 5.21% in the nine months ended September 30, 2011, a decrease of 74 basis points, or 14.2%.  The Company's overall interest rate spread decreased 70 basis points, or 13.8%, from 5.09% during the nine months ended September 30, 2011, to 4.39% during the nine months ended September 30, 2012. The gross change was due to a 105 basis point decrease in the weighted average rate paid on interest-earning assets, and a 35 basis point decrease in the weighted average yield on interest-bearing liabilities.  In comparing the two periods, the yield on loans decreased 151 basis points while the yield on investment securities and other interest-earning assets decreased 46 basis points. The rate paid on deposits decreased 38 basis points, the rate paid on FHLBank advances decreased 42 basis points, the rate paid on subordinated debentures issued to capital trusts increased 20 basis points and the rate paid on short-term borrowings increased two basis points.

For additional information on net interest income components, refer to the "Average Balances, Interest Rates and Yields" table in this Quarterly Report on Form 10-Q.

Provision for Loan Losses and Allowance for Loan Losses

The provision for loan losses decreased $100,000, from $8.5 million during the three months ended September 30, 2011, to $8.4 million during the three months ended September 30, 2012.  The provision for loan losses increased $11.0 million from $25.1 million during the nine months ended September 30, 2011, to $36.1 million during the nine months ended September 30, 2012.  At September 30, 2012, the allowance for loan losses was $40.3 million, a decrease of $925,000 from December 31, 2011.  Net charge-offs were $8.8 million in the three months ended September 30, 2012, versus $8.5 million in the three months ended September 30, 2011.  Net charge-offs were $37.0 million in the nine months ended September 30, 2012, versus $26.2 million in the nine months ended September 30, 2011. One relationship accounted for $5.5 million of the net charge-off total for the three months ended September 30, 2012.  Seven relationships accounted for $22.7 million of the net charge-off total for the nine months ended September 30, 2012.  General market conditions, and more specifically, housing supply, absorption rates and unique circumstances related to individual borrowers and projects contributed to increased provisions and charge-offs.  As loans were categorized as potential problem loans, non-performing loans or foreclosed assets, evaluations were made of the value of the properties securing these assets with corresponding charge-offs as appropriate.

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

Loans acquired in the TeamBank, Vantus Bank, Sun Security Bank and InterBank  FDIC-assisted transactions are covered by loss sharing agreements between the FDIC and Great Southern Bank which afford Great Southern Bank at least 80% protection from losses in the acquired portfolio of loans.  The FDIC loss sharing agreements are subject to limitations on the types of losses covered and the length of time losses are covered and are conditioned upon the Bank complying with its requirements in the agreements with the FDIC.  These limitations are described in detail in Note 8 of the Notes to Consolidated Financial Statements. The acquired loans were grouped into pools based on common characteristics and were recorded at their estimated fair values, which incorporated estimated credit losses at the acquisition dates.  These loan pools are systematically reviewed by the Company to determine the risk of losses that may exceed those identified at the time of the acquisition.  Techniques used in determining risk of loss are similar to those used to determine the risk of loss for the legacy Great Southern Bank portfolio, with most focus being placed on those loan pools which include the larger loan relationships and those loan pools which exhibit higher risk characteristics. Review of the acquired loan portfolio also includes meetings with customers, review of financial information and collateral valuations to determine if any additional losses are apparent.  At September 30, 2012, six Vantus Bank loan pools and three TeamBank loans pools exhibited risk of loss and had allowances for loan losses totaling $146,000.  These loan pools were acquired through FDIC-assisted transactions, and because of the loss sharing agreements for the transactions, this amount represents the 20% of the anticipated loss that would be ultimately borne by the Bank.

The Bank's allowance for loan losses as a percentage of total loans, excluding loans covered by the FDIC loss sharing agreements, was 2.22% and 2.33% at September 30, 2012 and December 31, 2011, respectively.  Management considers the allowance for loan losses adequate to cover losses inherent in the Company's loan portfolio at September 30, 2012, based on recent reviews of the Company's loan portfolio and current economic conditions.  If economic conditions remain weak or deteriorate significantly, it is possible that additional loan loss provisions would be required, thereby adversely affecting future results of operations and financial condition.

Non-performing Assets

Former TeamBank, Vantus Bank, Sun Security Bank and InterBank non-performing assets, including foreclosed assets, are not included in the totals and in the discussion of non-performing loans, potential problem loans and foreclosed assets below due to the respective loss sharing agreements with the FDIC, which substantially cover principal losses that may be incurred in these portfolios.  In addition, FDIC-supported TeamBank, Vantus Bank, Sun Security Bank and InterBank assets were initially recorded at their estimated fair values as of their acquisition dates of March 20, 2009, September 4, 2009, October 7, 2011, and April 27, 2012, respectively.  The overall performance of the TeamBank, Vantus Bank and Sun Security Bank FDIC-covered loan pools has been better than original expectations as of the acquisition dates. Because of the recent acquisition date for the InterBank FDIC-covered loan pools, original performance expectations have not materially changed.

As a result of changes in balances and composition of the loan portfolio, changes in economic and market conditions that occur from time to time, and other factors specific to a borrower's circumstances, the level of non-performing assets will fluctuate.  Non-performing assets, excluding FDIC-covered non-performing assets, at September 30, 2012, were $76.9 million, an increase of $2.5 million from $74.4 million at December 31, 2011. Non-performing assets, excluding FDIC-covered assets, as a percentage of total assets were 1.89% at September 30, 2012, compared to 1.96% at December 31, 2011.

Compared to December 31, 2011, non-performing loans decreased $2.1 million to $25.4 million and foreclosed assets increased $4.6 million to $51.5 million.  Construction and land development loans comprised $7.7 million, or 30.2%, of the total $25.4 million of non-performing loans at September 30, 2012, compared with $9.3 million, or 33.9%, of the total $27.5 million of non-performing loans at December 31, 2011.  Non-performing commercial real estate loans were $2.8 million, or 11.1%, of the total non-performing loans at September 30, 2012, compared with $6.2 million, or 22.6%, at December 31, 2011, a decrease of $3.4 million.  Non-performing one-to-four-family residential loans were $6.1 million, or 24.2%, of the total non-performing loans at September 30, 2012, compared with $7.3 million, or 26.6%, at December 31, 2011.

Non-performing Loans.  Non-performing loans have increased since the economic recession began in 2008.  During the nine months ended September 30, 2012, economic growth was slow and because of this, we experienced continued higher levels of activity in non-performing loans during the nine months ended September 30, 2012.  Activity in the non-performing loans category during the nine months ended September 30, 2012 was as follows:

			Removed	Transfers to
	Beginning	Additions	from	Potential	Transfers to			Ending
	Balance,	to Non-	Non-	Problem	Foreclosed	Charge-		Balance,
	January 1	Performing	Performing	Loans	Assets	Offs	Payments	September 30
	(In Thousands)
One- to four-family construction	$--	$--	$--	$--	$--	$--	$--	$--
Subdivision construction	6,661	3,465	(196)	--	(2,882)	(2,761)	(3,517)	770
Land development	2,655	8,451	--	--	(2,220)	(1,629)	(370)	6,887
Commercial construction	--	--	--	--	--	--	--	--
One- to four-family residential	7,424	5,292	(310)	(1,171)	(2,156)	(1,197)	(1,747)	6,135
Other residential	--	4,214	--	--	--	(1,264)	--	2,950
Commercial real estate	6,204	6,650	--	--	(5,978)	(3,202)	(849)	2,825
Commercial business	3,472	2,738	--	(6)	(18)	(712)	(960)	4,514
Consumer	1,081	2,069	(134)	(603)	(237)	(339)	(567)	1,270

Total	$27,497	$32,879	$(640)	$(1,780)	$(13,491)	$(11,104)	$(8,010)	$25,351

At September 30, 2012, the land development category included nine loans, of which five were added during the quarter.  The largest relationship in this category, which was added during the current quarter, was $2.9 million, or 42.0% of the total category, and was collateralized by land located in the Rogers, Ark. area.  The one- to four-family residential category included 35 loans, nine of which were added during the quarter.  The commercial real estate category included six loans, four of which were added during the quarter.  The largest relationship in this category, which was added during the current quarter, was $1.6 million, or 55.2% of the total category, and was collateralized by an office building located in the Branson, Mo. area.  The commercial business category included seven loans, none of which were added during the quarter.

Potential Problem Loans.  Potential problem loans have increased since the economic recession began in 2008.  During the nine months ended September 30, 2012, we experienced continued higher levels of additions to potential problem loans.  During the nine months ended September 30, 2012, $63.5 million of loans were added to potential problem loans and approximately one-third of the additions were in the land development and subdivision construction categories.  Compared to December 31, 2011, potential problem loans decreased $10.1 million, or 18.7%.  This decrease was partially due to $27.0 million of loans being transferred to non-performing loan categories and $19.7 million in charge-offs.  Potential problem loans are loans which management has identified through routine internal review procedures as having possible credit problems that may cause the borrowers difficulty in complying with the current repayment terms.  These loans are not reflected in non-performing assets, but are considered in determining the adequacy of the allowance for loan losses.  Activity in the potential problem loans category during the nine months ended September 30, 2012, was as follows:

			Removed
	Beginning	Additions to	from	Transfers to	Transfers to			Ending
	Balance,	Potential	Potential	Non-	Foreclosed	Charge-		Balance,
	January 1	Problem	Problem	Performing	Assets	Offs	Payments	September 30
	(In Thousands)
One- to four-family construction	$144	$687	$--	$(142)	$--	$--	$(77)	$612
Subdivision construction	6,024	7,896	(728)	(2,931)	(3,553)	(4,539)	(771)	1,398
Land development	3,691	15,214	(3,450)	(6,919)	(804)	(6,588)	(344)	800
Commercial construction	--	--	--	--	--	--	--	--
One- to four-family residential	7,665	6,484	(3,124)	(3,922)	(177)	(117)	(845)	5,964
Other residential	7,640	16,482	(7,900)	(4,852)	(2,511)	(1,478)	(900)	6,481
Commercial real estate	25,799	14,244	(531)	(5,413)	--	(5,841)	(559)	27,699
Commercial business	3,318	2,144	(604)	(2,774)	--	(1,136)	(25)	923
Consumer	45	359	(26)	(7)	(4)	(3)	(67)	297

Total	$54,326	$63,510	$(16,363)	$(26,960)	$(7,049)	$(19,702)	$(3,588)	$44,174

At September 30, 2012, the commercial real estate category of potential problem loans included 22 loans.  The largest three relationships in this category, one of which was added during the quarter, had balances of $5.0 million, $4.4 million and $3.9 million, respectively, or 47.9% of the total category.  The relationship added during the current quarter was collateralized by property located in St. Louis, Mo.  Both of the other relationships were collateralized by properties located in southwest Missouri.  The one- to four-family residential category included 51 loans, 12 of which were added during the current quarter.  The largest relationship in this category, which was added during the quarter ended December 31, 2011, and included 14 loans, totaled $1.0 million, or 17.3% of the total category, and was collateralized by over 30 separate properties located in southwest Missouri.   Another relationship in this category, which was added during the current quarter, included three loans, totaling $983,000, or 16.5% of the total category, and was collateralized by multiple properties located in Springfield, Mo.  The other residential category included four loans, one of which was added during the current quarter.  The largest relationship in this category, which was added during the current quarter, totaled $3.7 million, or 57.7% of the total category, and was collateralized by apartments located in the St. Louis, Mo. area.  The subdivision construction category included six loans, one of which was added during the current quarter.  The largest relationship in this category, which was added during a previous quarter, had a balance of $437,000, or 31.2% of the total category, and was collateralized by lots in the Joplin, Mo. area.

Foreclosed Assets.  Of the total $74.0 million of foreclosed assets at September 30, 2012, $22.5 million represents the fair value of foreclosed assets acquired in the FDIC-assisted transactions in 2009, 2011 and 2012.  These acquired foreclosed assets are subject to the loss sharing agreements with the FDIC and, therefore, are not included in the following table and discussion of foreclosed assets.  Foreclosed assets have increased since the economic recession began in 2008.  During the nine months ended September 30, 2012, economic growth was slow and real estate markets did not experience a recovery.  Because of this, we experienced continued higher levels of additions to foreclosed assets during the nine months ended September 30, 2012.  Because sales of foreclosed properties have been slower than additions, total foreclosed assets increased.  Activity in foreclosed assets during the nine months ended September 30, 2012 was as follows:

	Beginning				ORE	Ending
	Balance,		ORE	Capitalized	Write-	Balance,
	January 1	Additions	Sales	Costs	Downs	September 30
	(In Thousands)
One- to four-family construction	$1,630	$27	$(1,296)	$206	$(36)	$531
Subdivision construction	15,573	6,361	(3,866)	--	(201)	17,867
Land development	13,634	136	(517)	45	(188)	13,110
Commercial construction	2,747	3,764	--	--	--	6,511
One- to four-family residential	1,849	2,689	(2,597)	11	(217)	1,735
Other residential	7,853	1,683	(127)	12	(837)	8,584
Commercial real estate	2,290	5,718	(4,681)	--	(694)	2,633
Commercial business	85	90	--	--	--	175
Consumer	1,211	869	(1,711)	--	--	369

Total	$46,872	$21,337	$(14,795)	$274	$(2,173)	$51,515

At September 30, 2012, the subdivision construction category of foreclosed assets included 48 properties, the largest of which was located in the St. Louis, Mo. metropolitan area and had a balance of $3.6 million, or 19.9% of the total category.  Of the total dollar amount in the subdivision construction category, 18.3% and 15.4% is located in Springfield, Mo., and Branson, Mo., respectively.  The land development category of foreclosed assets included 20 properties, the largest of which had a balance of $2.8 million, or 21.6% of the total category.  Of the total dollar amount in the land development category, 45.2% and 37.3% is located in the Branson, Mo., area and in northwest Arkansas, respectively, including the largest property previously mentioned.

Non-interest Income

For the three months ended September 30, 2012, non-interest income increased $5.1 million to $3.9 million when compared to the three months ended September 30, 2011, primarily as a result of the following items:

Amortization of indemnification asset:  As previously described in Note 8 of the Notes to the Consolidated Financial Statements, due to the increase in cash flows expected to be collected from the TeamBank, Vantus Bank and Sun Security Bank FDIC-covered loan portfolios, $8.2 million of amortization (expense) was recorded in the quarter ended September 30, 2012, relating to reductions of expected reimbursements under the loss sharing agreements with the FDIC, which are recorded as indemnification assets.  This amortization (expense) amount was down $4.5 million from the $12.7 million that was recorded in the quarter ended September 30, 2011, relating to reductions of expected reimbursements under the loss sharing agreements with the FDIC.  In addition, the Bank had additional income from the accretion of the discount on the indemnification assets related to the FDIC-assisted acquisitions involving Sun Security Bank, which was completed in October 2011, and InterBank, which was completed in April 2012.

Gains on sales of single-family loans: An increase of $661,000 in gains was recorded as originations (primarily refinancings) of fixed-rate loans increased due to lower fixed rates and were then sold in the secondary market during the third quarter of 2012 compared to the same period in 2011.

Interest rate derivative income:  The Company recognized non-interest income of $303,000 during the period related to its matched book interest rate derivatives program.  The Company provides interest rate derivatives to certain qualifying customers in order to facilitate their respective interest rate management objectives.  Those interest rate swaps are economically hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions.  However, the Company does not account for these transactions as hedges.  The Company earns non-interest income related to the derivatives it provides to its customers, which represents compensation for credit risk and administrative costs associated with making a market in derivatives..

For the nine months ended September 30, 2012, non-interest income increased $55.4 million to $50.3 million when compared to the nine months ended September 30, 2011, primarily as a result of the following items:

InterBank FDIC-assisted acquisition:  The Bank recognized a preliminary one-time gain on the FDIC-assisted acquisition of InterBank of $31.3 million (pre-tax) during the quarter ended June 30, 2012.

Amortization of indemnification asset:  As previously described in Note 8 of the Notes to the Consolidated Financial Statements, due to the increase in cash flows expected to be collected from the TeamBank, Vantus Bank and Sun Security Bank FDIC-covered loan portfolios, $19.3 million of amortization (expense) was recorded in the nine-month period ended September 30, 2012, relating to reductions of expected reimbursements under the loss sharing agreements with the FDIC, which are recorded as indemnification assets. This amortization (expense) amount was down $16.2 million from the $35.5 million that was recorded in the period ended September 30, 2011, relating to reductions of expected reimbursements under the loss sharing agreements with the FDIC.  In addition, the Bank had additional income from the accretion of the discount on the indemnification assets related to the FDIC-assisted acquisitions involving Sun Security Bank, which was completed in October 2011, and InterBank which was completed in April 2012.

Gains on sales of single-family loans: An increase of $1.3 million in gains was recorded as originations (primarily refinancings) of fixed-rate loans increased due to lower fixed rates and were then sold in the secondary market during the first nine months of 2012 compared to the same period in 2011.

Tax credits:  The Bank sold or utilized several state tax credits during the nine months ended September 30, 2012, which resulted in a gain of $1.0 million.

Interest rate derivative income:  The Company recognized non-interest income of $793,000 during the period related to its matched book interest rate derivatives program.  The Company provides interest rate derivatives to certain qualifying customers in order to facilitate their respective interest rate management objectives.  Those interest rate swaps are economically hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions.  However, the Company does not account for these transactions as hedges.  The Company earns non-interest income related to the derivatives it provides to its customers, which represents compensation for credit risk and administrative costs associated with making a market in derivatives.

Securities gains and impairments:  During the nine months ended September 30, 2012, the Company recognized a net gain on sale of available-for-sale securities of $1.8 million, an increase of $1.7 million from the net gain $83,000 recognized for the nine months ended September 30, 2011.  Certain securities were sold during the quarter ended June 30, 2012, and a gain of $1.3 million was realized. That gain was partially offset by an impairment charge of $262,000 on a non-agency collateralized mortgage obligation.

During the quarter ending December 31, 2012, the Company expects to record gains totaling approximately $6.8 million (pre-tax) from the pending sales of its Great Southern Travel and Great Southern Insurance divisions.  The absence of revenues from these divisions following the sales will have the effect of reducing the Company’s non-interest income in future periods. See Note 14 of the notes to the consolidated financial statements for additional information regarding the pending sales of the insurance and travel divisions and regarding the effect these divisions had on the Company’s results of operations for the nine months ended September 30, 2012 and the year ended December 31, 2011.

Non-interest Expense

For the three months ended September 30, 2012, non-interest expense increased $7.8 million to $30.9 million, when compared to the three months ended September 30, 2011.  The increase was primarily due to the following items:

Amortization of tax credits:  The Company has invested in certain federal low-income housing tax credits and federal new market tax credits.  These credits are typically purchased at 70-90% of the amount of the credit and are generally utilized to offset taxes payable over ten-year and seven-year periods, respectively.  During the quarter ended September 30, 2012, tax credits used to reduce the Company’s tax expense totaled $1.6 million, up $1.4 million from $200,000 for the quarter ended September 30, 2011.  These tax credits resulted in corresponding amortization expense (reflected in other operating expenses in the income statement) of $1.2 million during the quarter ended September 30, 2012, up $848,000 from $352,000 for the quarter ended September 30, 2011. The net result of these transactions was an increase to non-interest expense and a decrease to income tax expense, which positively impacted the Company’s effective tax rate, but negatively impacted the Company’s non-interest expense and efficiency ratio.

Foreclosure-related expenses:  Expenses on foreclosed assets increased $1.7 million for the quarter ended September 30, 2012, when compared to the quarter ended September 30, 2011, due primarily to an increase in the loss on sale of real estate of $1.8 million, which includes an increase in write-downs on ORE of $696,000.  Expenses on foreclosed properties increased $455,000 due to higher levels of foreclosed properties held.  This amount was partially offset by an increase in the accretion of the discount on foreclosed assets acquired through the 2009, 2011 and 2012 FDIC-assisted acquisitions of $574,000.

Sun Security Bank FDIC-assisted acquisition:  Non-interest expense increased $1.8 million for the quarter ended September 30, 2012, when compared to the quarter ended September 30, 2011, due to operating costs related to the operations acquired in the FDIC-assisted acquisition involving the former Sun Security Bank on October 7, 2011.

InterBank FDIC-assisted acquisition:  Non-interest expense increased $1.7 million for the quarter ended September 30, 2012, when compared to the quarter ended September 30, 2011, due to operating costs related to the operations acquired in the FDIC-assisted acquisition involving the former InterBank on April 27, 2012.  Of this amount, $970,000 related to non-recurring acquisition-related expenses incurred during the quarter, primarily related to salaries and benefits ($221,000) and computer license and support ($491,000).

New banking centers:  Continued internal growth of the Company since the quarter ended September 30, 2011, caused an increase in non-interest expense during the quarter ended September 30, 2012.  The Company opened two retail banking centers in the St. Louis, Mo., market area – one in O’Fallon, Mo., in February 2012 and one in Affton, Mo., in December 2011. The operation of these two new locations increased non-interest expense for the quarter ended September 30, 2012, by $147,000 over the same period in 2011.

For the nine months ended September 30, 2012, non-interest expense increased $21.0 million to $87.7 million, when compared to the nine months ended September 30, 2011.  The increase was primarily due to the following items:

Amortization of tax credits:  During the nine months ended September 30, 2012, tax credits used to reduce the Company’s tax expense totaled $4.8 million, up $3.6 million from $1.2 million for the nine months ended September 30, 2011.  These tax credits resulted in corresponding amortization expense (reflected in other operating expenses in the income statement) of $3.8 million during the nine months ended September 30, 2012, up $1.5 million from $2.3 million for the nine months ended September 30, 2011. The net result of these transactions was an increase to non-interest expense and a decrease to income tax expense, which positively impacted the Company’s effective tax rate, but negatively impacted the Company’s non-interest expense and efficiency ratio.

Foreclosure-related expenses:  Expenses on foreclosed assets increased $2.3 million for the nine months ended September 30, 2012, when compared to the nine months ended September 30, 2011, due primarily to an increase in the loss on sale of real estate of $2.0 million, which includes an increase in write-downs on ORE of $1.6 million. Expenses on foreclosed properties increased $701,000 due to higher levels of foreclosed properties held. These amounts were partially offset by an increase in the accretion of the discount on foreclosed assets acquired through the 2009, 2011 and 2012 FDIC-assisted acquisitions of $1.4 million.

Sun Security Bank FDIC-assisted acquisition:  Non-interest expense increased $5.8 million for the nine months ended September 30, 2012, when compared to the nine months ended September 30, 2011, due to operating costs related to the operations acquired in the FDIC-assisted acquisition involving the former Sun Security Bank on October 7, 2011. Of this amount, $497,000 related to non-recurring acquisition-related costs incurred during the first quarter of 2012, primarily salaries ($127,000) and occupancy and equipment expenses ($215,000).

InterBank FDIC-assisted acquisition:  Non-interest expense increased $3.9 million for the nine months ended September 30, 2012, when compared to the nine months ended September 30, 2011, due to operating costs related to the operations acquired in the FDIC-assisted acquisition involving the former InterBank on April 27, 2012.  Of this amount, $2.5 million related to non-recurring acquisition-related expenses incurred during the second and third quarters of 2012, primarily related to salaries and benefits ($710,000), computer license and support ($627,000) and legal and other professional fees ($442,000).

New banking centers:  Continued internal growth of the Company since the nine months ended September 30, 2011, caused an increase in non-interest expense during the nine months ended September 30, 2012.  The Company opened two retail banking centers in the St. Louis, Mo., market area – one in O’Fallon, Mo., in February 2012 and one in Affton, Mo., in December 2011. The operation of these two new locations increased non-interest expense for the nine months ended September 30, 2012, by $493,000 over the same period in 2011.

The Company’s efficiency ratio for the three months ended September 30, 2012, was 65.45% compared to 56.93% for the same period in 2011.  The efficiency ratio for the nine months ended September 30, 2012, was 51.36% compared to 57.48% for the same period in 2011.  The increase in the ratio in the 2012 three-month period was primarily due to the increases in non-interest expense described above.  The decrease in the ratio in the 2012 nine-month period was primarily due to the gain recognized on the FDIC-assisted acquisition, partially offset by increases in non-interest expense described above.  The Company’s ratio of non-interest expense to average assets increased from 2.70% and 2.58% for the three and nine months ended September 30, 2011, respectively, to 3.04% and 2.92% for the three and nine months ended September 30, 2012.  The increase in the current period ratios was due to higher expenses in the 2012 periods, as described above.  Average assets for the three months ended September 30, 2012 increased $645 million, or 18.9%, from the three months ended September 30, 2011.  Average assets for the nine months ended September 30, 2012, increased $564 million, or 16.4%, from the nine months ended September 30, 2011.

As described in Note 14 of the notes to the consolidated financial statements, the Company has entered into agreements to sell its Great Southern Travel and Great Southern Insurance divisions.  The absence of expenses for these divisions following the sales will have the effect of reducing the Company’s non-interest expense in future periods.  See Note 14 for additional information regarding the pending sales of the insurance and travel divisions and regarding the effect these divisions had on the Company’s results of operations for the nine months ended September 30, 2012 and the year ended December 31, 2011.

Provision for Income Taxes

For the three and nine months ended September 30, 2012, the Company’s effective tax rates were 9.9% and 22.9%, respectively, which were lower than the base corporate tax rate, due primarily to the effects of the tax credits discussed above and to tax-exempt investments and tax-exempt loans which reduced the Company’s effective tax rate. The Company’s tax rate, however, was higher than in recent periods in the nine months ended September 30, 2012, due to the significant gain recognized on the FDIC-assisted transaction completed in the quarter ended June 30, 2012.  In future periods, the Company expects its effective tax rate will be approximately 10%-18% if it continues to maintain or increase its use of investment tax credits.  The Company’s effective tax rate may fluctuate as it is impacted by the level and timing of the Company’s utilization of tax credits and the level of tax-exempt investments and loans.  The Company’s effective tax rates were 27.6% and 24.8% for the three and nine months ended September 30, 2011, respectively, due to the effects of tax-exempt investments and tax-exempt loans which reduced the Company’s effective tax rate.

Average Balances, Interest Rates and Yields

The following tables present, for the periods indicated, the total dollar amounts of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. Average balances of loans receivable include the average balances of non-accrual loans for each period. Interest income on loans includes the amortization of net loan fees, which were deferred in accordance with accounting standards. Fees included in interest income were $814,000 and $555,000 for the three months ended September 30, 2012 and 2011, respectively.  Fees included in interest income were $2.3 million and $1.6 million for the nine months ended September 30, 2012 and 2011, respectively.  Tax-exempt income was not calculated on a tax equivalent basis. The table does not reflect any effect of income taxes.

	September 30,	Three Months Ended			Three Months Ended
	2012(2)	September 30, 2012			September 30, 2011
	Yield/	Average		Yield/	Average		Yield/
	Rate	Balance	Interest	Rate	Balance	Interest	Rate
		(Dollars in thousands)
Interest-earning assets:
Loans receivable:
One- to four-family residential	5.11%	$494,883	$7,656	6.15%	$305,348	$5,684	7.39%
Other residential	4.98	328,510	4,582	5.55	257,646	3,997	6.15
Commercial real estate	5.32	774,541	13,086	6.72	698,642	14,857	8.44
Construction	5.15	196,038	5,673	11.51	255,787	7,587	11.77
Commercial business	5.38	230,955	6,901	11.89	196,578	5,878	11.86
Other loans	6.37	269,508	5,939	8.77	208,882	4,272	8.11
Industrial revenue bonds (1)	5.88	50,941	769	6.01	68,156	1,011	5.89

Total loans receivable	5.56	2,345,376	44,606	7.57	1,991,039	43,286	8.63

Investment securities (1)	3.02	815,972	5,366	2.62	828,484	6,595	3.16
Other interest-earning assets	0.14	458,747	187	0.16	257,107	84	0.13

Total interest-earning assets	4.42	3,620,095	50,159	5.51	3,076,630	49,965	6.44
Non-interest-earning assets:
Cash and cash equivalents		85,198			73,952
Other non-earning assets		353,879			263,598
Total assets		$4,059,172			$3,414,180

Interest-bearing liabilities:
Interest-bearing demand and savings	0.35	$1,541,897	1,725	0.45	$1,000,382	1,864	0.74
Time deposits	1.04	1,394,932	3,367	0.96	1,205,885	4,256	1.40
Total deposits	0.67	2,936,829	5,092	0.69	2,206,267	6,120	1.10
Short-term borrowings and structured
repurchase agreements	0.99	253,367	634	1.00	301,185	746	0.98
Subordinated debentures issued to
capital trusts	2.01	30,929	155	1.98	30,929	140	1.79
FHLB advances	3.63	129,793	1,023	3.14	151,749	1,319	3.45

Total interest-bearing liabilities	0.82	3,350,918	6,904	0.82	2,690,130	8,325	1.22
Non-interest-bearing liabilities:
Demand deposits		344,952			390,192
Other liabilities		3,633			12,664
Total liabilities		3,699,503			3,092,986
Stockholders’ equity		359,669			321,194
Total liabilities and stockholders’ equity		$4,059,172			$3,414,180

Net interest income:
Interest rate spread	3.60%		$43,255	4.69%		$41,640	5.22%
Net interest margin*				4.75%			5.37%
Average interest-earning assets to
average interest-bearing liabilities		108.0%			114.4%

_____________________
*	Defined as the Company’s net interest income divided by total interest-earning assets.

(1)
Of the total average balances of investment securities, average tax-exempt investment securities were $85.7 million and $102.7 million for the three months ended September 30, 2012 and 2011, respectively. In addition, average tax-exempt loans and industrial revenue bonds were $38.1 million and $43.7 million for the three months ended September 30, 2012 and 2011, respectively. Interest income on tax-exempt assets included in this table was $1.3 million and $1.7 million for the three months ended September 30, 2012 and 2011, respectively. Interest income net of disallowed interest expense related to tax-exempt assets was $1.2 million and $1.6 million for the three months ended September 30, 2012 and 2011, respectively.

(2)
The yield/rate on loans at September 30, 2012 does not include the impact of the accretable yield (income) on loans acquired in the FDIC-assisted transactions.  See “Net Interest Income” for a discussion of the effect on results of operations for the three months ended September 30, 2012.

	September 30,	Nine Months Ended			Nine Months Ended
	2012(2)	September 30, 2012			September 30, 2011
	Yield/	Average		Yield/	Average		Yield/
	Rate	Balance	Interest	Rate	Balance	Interest	Rate
		(Dollars in thousands)
Interest-earning assets:
Loans receivable:
One- to four-family residential	5.11%	$448,813	$22,316	6.64%	$308,292	$17,560	7.62%
Other residential	4.98	311,466	13,609	5.84	249,112	11,340	6.09
Commercial real estate	5.32	782,085	40,661	6.94	669,835	41,291	8.24
Construction	5.15	225,785	15,150	8.96	263,700	25,676	13.02
Commercial business	5.38	225,263	15,550	9.22	183,295	16,176	11.80
Other loans	6.37	251,010	14,700	7.82	209,146	12,483	7.98
Industrial revenue bonds (1)	5.88	58,811	2,586	5.87	70,320	3,087	5.87

Total loans receivable	5.56	2,303,233	124,572	7.22	1,953,700	127,613	8.73

Investment securities (1)	3.02	860,701	17,923	2.78	835,251	20,117	3.22
Other interest-earning assets	0.14	435,987	563	0.17	324,037	419	0.17

Total interest-earning assets	4.42	3,599,921	143,058	5.31	3,112,988	148,149	6.36
Non-interest-earning assets:
Cash and cash equivalents		81,044			74,081
Other non-earning assets		330,784			260,887
Total assets		$4,011,749			$3,447,956

Interest-bearing liabilities:
Interest-bearing demand and savings	0.35	$1,430,777	5,803	0.54	$1,067,565	5,990	0.75
Time deposits	1.04	1,390,183	10,860	1.04	1,257,592	14,277	1.52
Total deposits	0.67	2,820,960	16,663	0.79	2,325,157	20,267	1.17
Short-term borrowings and structured
repurchase agreements	0.99	265,123	1,993	1.00	305,289	2,249	0.98
Subordinated debentures issued to
capital trusts	2.01	30,929	468	2.02	30,929	420	1.82
FHLB advances	3.63	151,782	3,430	3.02	152,284	3,920	3.44

Total interest-bearing liabilities	0.82	3,268,794	22,554	0.92	2,813,659	26,856	1.27
Non-interest-bearing liabilities:
Demand deposits		391,594			302,975
Other liabilities		4,557			14,268
Total liabilities		3,664,945			3,130,902
Stockholders’ equity		346,804			317,054
Total liabilities and stockholders’ equity		$4,011,749			$3,447,956

Net interest income:
Interest rate spread	3.60%		$120,504	4.39%		$121,293	5.09%
Net interest margin*				4.47%			5.21%
Average interest-earning assets to
average interest-bearing liabilities		110.1%			110.6%

_____________________
*	Defined as the Company’s net interest income divided by total interest-earning assets.

(1)
Of the total average balances of investment securities, average tax-exempt investment securities were $95.7 million and $98.3 million for the nine months ended September 30, 2012 and 2011, respectively. In addition, average tax-exempt loans and industrial revenue bonds were $40.6 million and $44.1 million for the nine months ended September 30, 2012 and 2011, respectively. Interest income on tax-exempt assets included in this table was $4.5 million and $5.2 million for the nine months ended September 30, 2012 and 2011, respectively. Interest income net of disallowed interest expense related to tax-exempt assets was $4.1 million and $4.7 million for the nine months ended September 30, 2012 and 2011, respectively.

(2)
The yield/rate on loans at September 30, 2012 does not include the impact of the accretable yield (income) on loans acquired in the FDIC-assisted transactions.  See “Net Interest Income” for a discussion of the effect on results of operations for the nine months ended September 30, 2012.

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

	Three Months Ended September 30,
	2012 vs. 2011
	Increase
	(Decrease)		Total
	Due to		Increase
	Rate	Volume	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$(5,734)	$7,054	$1,320
Investment securities	(1,130)	(99)	(1,229)
Other interest-earning assets	25	78	103
Total interest-earning assets	(6,839)	7,033	194
Interest-bearing liabilities:
Demand deposits	(912)	773	(139)
Time deposits	(1,481)	592	(889)
Total deposits	(2,393)	1,365	(1,028)
Short-term borrowings and structured repo	10	(122)	(112)
Subordinated debentures issued to capital trust	15	--	15
FHLBank advances	(114)	(182)	(296)
Total interest-bearing liabilities	(2,482)	1,061	(1,421)
Net interest income	$(4,357)	$5,972	$1,615

	Nine Months Ended September 30,
	2012 vs. 2011
	Increase
	(Decrease)		Total
	Due to		Increase
	Rate	Volume	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$(23,945)	$20,904	$(3,041)
Investment securities	(2,796)	602	(2,194)
Other interest-earning assets	(1)	145	144
Total interest-earning assets	(26,742)	21,651	(5,091)
Interest-bearing liabilities:
Demand deposits	(1,918)	1,731	(187)
Time deposits	(5,157)	1,740	(3,417)
Total deposits	(7,075)	3,471	(3,604)
Short-term borrowings and structured repo	45	(301)	(256)
Subordinated debentures issued to capital trust	48	--	48
FHLBank advances	(477)	(13)	(490)
Total interest-bearing liabilities	(7,459)	3,157	(4,302)
Net interest income	$(19,283)	$18,494	$(789)

Liquidity

Liquidity is a measure of the Company's ability to generate sufficient cash to meet present and future financial obligations in a timely manner through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. These obligations include the credit needs of customers, funding deposit withdrawals, and the day-to-day operations of the Company. Liquid assets include cash, interest-bearing deposits with financial institutions and certain investment securities and loans. The Company manages its ability to generate liquidity primarily through liability funding in such a way that it believes it maintains overall liquidity sufficient to satisfy its depositors' requirements and meet its customers' credit needs. At September 30, 2012, the Company had commitments of approximately $194.5 million to fund loan originations, $239.6 million of unused lines of credit and unadvanced loans, and $27.0 million of outstanding letters of credit.

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

At September 30, 2012, the Company had these available secured lines and on-balance sheet liquidity:

Federal Home Loan Bank line	$374.9 million
Federal Reserve Bank line	$378.5 million
Cash and cash equivalents	$485.2 million
Unpledged Securities	$68.0 million

Statements of Cash Flows. During the nine months ended September 30, 2012 and 2011, respectively, the Company had positive cash flows from operating activities.  Cash flows from investing activities were positive for the nine months ended September 30, 2012 and negative for the nine months ended September 30, 2011.  Cash flows from financing activities were negative for the nine months ended September 30, 2012 and 2011, respectively.

Cash flows from operating activities for the periods covered by the Statements of Cash Flows have been primarily related to changes in accrued and deferred assets, credits and other liabilities, the provision for loan losses, depreciation, impairments of investment securities, gains on sales of investment securities and the amortization of deferred loan origination fees and discounts (premiums) on loans and investments, all of which are non-cash or non-operating adjustments to operating cash flows. Net income adjusted for non-cash and non-operating items and the origination and sale of loans held for sale were the primary source of cash flows from operating activities. Operating activities provided cash flows of $137.9 million and $63.0 million during the nine months ended September 30, 2012 and 2011, respectively.

During the nine months ended September 30, 2012, investing activities provided cash of $209.0 million primarily due to the net decrease in investment securities for the period.  In addition, the Company received cash from the FDIC as part of the acquisition of InterBank in an FDIC-assisted transaction.  During the nine months ended September 30, 2011, investing activities used cash of $144.2 million primarily due to the net increase in loans and purchases of investment securities for the period.

Changes in cash flows from financing activities during the periods covered by the Statements of Cash Flows are due to changes in deposits after interest credited, changes in FHLBank advances, changes in short-term borrowings, and changes in structured repurchase agreements, as well as dividend payments to stockholders. Financing activities used cash of $242.0 million and $3.4 million during the nine months ended September 30, 2012 and 2011, respectively. Financing activities in the future are expected to primarily include changes in deposits, changes in FHLBank advances, changes in short-term borrowings and dividend payments to stockholders.

Capital Resources

Management continuously reviews the capital position of the Company and the Bank to ensure compliance with minimum regulatory requirements, as well as to explore ways to increase capital either by retained earnings or other means.

At September 30, 2012, the Company's total stockholders' equity was $361.8 million, or 8.9% of total assets. At September 30, 2012, common stockholders' equity was $303.9 million, or 7.5% of total assets, equivalent to a book value of $22.36 per common share. Total stockholders’ equity at December 31, 2011, was $324.6 million, or 8.6%, of total assets. At December 31, 2011, common stockholders' equity was $266.6 million, or 7.0% of total assets, equivalent to a book value of $19.78 per common share.

At September 30, 2012, the Company’s tangible common equity to total assets ratio was 7.3%, compared to 6.9% at December 31, 2011. The Company’s tangible common equity to total risk-weighted assets ratio was 12.0% at September 30, 2012, compared to 11.5% at December 31, 2011.

Banks are required to maintain minimum risk-based capital ratios. These ratios compare capital, as defined by the risk-based regulations, to assets adjusted for their relative risk as defined by the regulations. Guidelines require banks to have a minimum Tier 1 risk-based capital ratio, as defined, of 4.00%, a minimum total risk-based capital ratio of 8.00%, and a minimum 4.00% Tier 1 leverage ratio. To be considered "well capitalized," banks must have a minimum Tier 1 risk-based capital ratio, as defined, of 6.00%, a minimum total risk-based capital ratio of 10.00%, and a minimum Tier 1 leverage ratio of 5.00%. On September 30, 2012, the Bank's Tier 1 risk-based capital ratio was 13.9%, total risk-based capital ratio was 15.2% and the Tier 1 leverage ratio was 8.5%. As of September 30, 2012, the Bank was "well capitalized" as defined by the Federal banking agencies' capital-related regulations. The Federal Reserve Board has established capital regulations for bank holding companies that generally parallel the capital regulations for banks. On September 30, 2012, the Company's Tier 1 risk-based capital ratio was 14.8%, total risk-based capital ratio was 16.0% and the Tier 1 leverage ratio was 9.0%. As of September 30, 2012, the Company was "well capitalized" under the capital ratios described above.

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

The SBLF Preferred Stock qualifies as Tier 1 capital.  The holder of the SBLF Preferred Stock is entitled to receive non-cumulative dividends, payable quarterly, on each January 1, April 1, July 1 and October 1.  The dividend rate, as a percentage of the liquidation amount, can fluctuate between one percent (1%) and five percent (5%) per annum on a quarterly basis during the first 10 quarters during which the SBLF Preferred Stock is outstanding, based upon changes in the level of “Qualified Small Business Lending” or “QSBL” (as defined in the Purchase Agreement) by the Bank over the adjusted baseline level calculated under the terms of the SBLF Preferred Stock ($201,374,000).  The dividend rate for the third quarter of 2012 was 1.0%.  Based upon the increase in the Bank’s level of QSBL over the adjusted baseline level, the dividend rate for the fourth quarter of 2012 is expected to be approximately 1.2%.  For the tenth calendar quarter through four and one half years after issuance, the dividend rate will be fixed at between one percent (1%) and seven percent (7%) based upon the level of qualifying loans.  After four and one half years from issuance, the dividend rate will increase to 9% (including a quarterly lending incentive fee of 0.5%).

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

Dividends. During the three months ended September 30, 2012, the Company declared a common stock cash dividend of $0.18 per share, or 35% of net income per diluted common share for that three month period, and paid a common stock cash dividend of $0.18 per share (which was declared in June 2012).  During the three months ended September 30, 2011, the Company declared a common stock cash dividend of $0.18 per share, or 55% of net income per diluted common share for that three month period, and paid a common stock cash dividend of $0.18 per share (which was declared in June 2011).  During the nine months ended September 30, 2012, the Company declared common stock cash dividends of $0.54 per share, or 21% of net income per common diluted share for that nine month period, and paid common stock cash dividends of $0.54 per share.  During the nine months ended September 30, 2011, the Company declared common stock cash dividends of $0.54 per share, or 50% of net income per common diluted share for that six month period, and paid common stock cash dividends of $0.54 per share. The Board of Directors meets regularly to consider the level and the timing of dividend payments.  The dividend declared but unpaid as of September 30, 2012, was paid to stockholders on October 11, 2012.  In addition, the Company paid preferred dividends as described below.

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

Under the terms of the SBLF Preferred Stock, the Company may only declare and pay a dividend on the common stock or other stock junior to the SBLF Preferred Stock, or repurchase shares of any such class or series of stock, if, after payment of such dividend, or after giving effect to such repurchase, (i) the dollar amount of the Company’s Tier 1 Capital would be at least equal to the “Tier 1 Dividend Threshold” and (ii) full dividends on all outstanding shares of SBLF Preferred Stock for the most recently completed dividend period have been or are contemporaneously declared and paid.  As of September 30, 2012, we satisfied this condition.

The “Tier 1 Dividend Threshold” means 90% of $272,747,865, which is the Company’s consolidated Tier 1 capital as of September 30, 2011, less the $58 million in TARP preferred stock then-outstanding and repaid on August 18, 2011, plus the $57,943,000 in SBLF Preferred Stock issued and minus the net loan charge-offs by the Bank since August 18, 2011.  The Tier 1 Dividend Threshold is subject to reduction, beginning on the first day of the eleventh dividend period following the date of issuance of the SBLF Preferred Stock, by $5,794,300 (ten percent of the aggregate liquidation amount of the SBLF Preferred Stock initially issued, without regard to any subsequent partial redemptions) for each one percent increase in qualified small business lending from the adjusted baseline level under the terms of the SBLF preferred stock (i.e., $201,374,000) to the ninth dividend period.

Common Stock Repurchases and Issuances. The Company has been in various buy-back programs since May 1990. Our ability to repurchase common stock  is currently restricted under the terms of the SBLF preferred stock as noted above, under “-Dividends” and was previously generally precluded due to our participation in the CPP beginning in December 2008.  During the three and nine months ended September 30, 2012, the Company did not repurchase any shares of its common stock.  During the three and nine months ended September 30, 2011, the Company did not repurchase any shares of its common stock.  During the three and nine months ended September 30, 2012, the Company issued 83,180 shares of stock at an average price of $20.38 per share and 109,724 shares of stock at an average price of $19.71 per share, respectively, to cover stock option exercises.  During the three and nine months ended September 30, 2011, the Company issued 13,699 shares of stock at an average price of $12.43 per share and 21,313 shares of stock at an average price of $12.37 per share, respectively, to cover stock option exercises.

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

The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained despite fluctuations in prevailing interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time. The difference, or the interest rate repricing "gap," provides an indication of the extent to which an institution's interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities repricing during the same period, and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets during the same period. Generally, during a period of rising interest rates, a negative gap within shorter repricing periods would adversely affect net interest income, while a positive gap within shorter repricing periods would result in an increase in net interest income. During a period of falling interest rates, the opposite would be true. As of September 30, 2012, Great Southern's internal interest rate risk models indicate a one-year interest rate sensitivity gap that is neutral to slightly negative. Generally, a rate increase by the FRB would be expected to have an immediate negative impact on Great Southern’s net interest income. As the Federal Funds rate is now very low, the Company’s interest rate floors have been reached on most of its “prime rate” loans. In addition, Great Southern has elected to leave its “Great Southern Prime Rate” at 5.00% for those loans that are indexed to “Great Southern Prime” rather than “Wall Street Journal Prime.” While these interest rate floors and prime rate adjustments have helped keep the rate on our loan portfolio higher in this very low interest rate environment, they will also reduce the positive effect to our loan rates when market interest rates, specifically the “prime rate,” begin to increase. The interest rate on these loans will not increase until the loan floors are reached and the “Wall Street Journal Prime” interest rate exceeds 5.00%. If rates remain generally unchanged in the short-term, we expect that our cost of funds will continue to decrease somewhat as we continue to redeem some of our wholesale funds. In addition, a significant portion of our retail certificates of deposit mature in the next few months and we expect that they will be replaced with new certificates of deposit at somewhat lower interest rates.

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

ITEM 4. CONTROLS AND PROCEDURES

We maintain a system of disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) that is designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate. An evaluation of our disclosure controls and procedures was carried out as of September 30, 2012, under the supervision and with the participation of our principal executive officer, principal financial officer and several other members of our senior management. Our principal executive officer and principal financial officer concluded that, as of September 30, 2012, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the principal executive officer and principal financial officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There were no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) under the Act) that occurred during the quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On November 22, 2010, a suit was filed against the Bank in Missouri state court in Springfield by a customer alleging that the fees associated with the Bank’s automated overdraft program in connection with its debit card and ATM cards constitute unlawful interest in violation of Missouri’s usury laws.  The suit seeks class-action status for Bank customers who have paid overdraft fees on their checking accounts.  At this stage of the litigation, it is not possible for management of the Bank to determine the probability of a material adverse outcome or reasonably estimate the amount of any potential loss.

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 15, 2006, the Company's Board of Directors authorized management to repurchase up to 700,000 shares of the Company's outstanding common stock, under a program of open market purchases or privately negotiated transactions. The plan does not have an expiration date.  Prior to our redemption of the CPP Preferred Stock, we were generally precluded from purchasing shares of the Company’s stock without the Treasury's consent.  Our participation in the SBLF program does not preclude us from purchasing shares of the Company’s stock, provided that after giving effect to such purchase, (i) the dollar amount of the Company’s Tier 1 capital would be at least equal to the “Tier 1 Dividend Threshold” under the terms of the SBLF Preferred Stock and (ii) full dividends on all outstanding shares of SBLF Preferred Stock for the most recently completed dividend period have been or are contemporaneously declared and paid, as described under “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations--Capital Resources.”

As indicated below, no shares were purchased during the three months ended September 30, 2012.

				Total Number	Maximum
				of Shares	Number of
				Purchased	Shares that
				As Part of	May Yet Be
	Total Number	Average		Publicly	Purchased
	of Shares	Price		Announced	Under the
	Purchased	Per Share		Plan	Plan(1)

July 1, 2012 – July 31, 2012	---	$	----	---	396,562
August 1, 2012 – August 31, 2012	---	$	----	---	396,562
September 1, 2012 – September 30, 2012	---	$	----	---	396,562
	---	$	----	---

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

Great Southern Bancorp, Inc.
Registrant
Date: November 9, 2012	/s/ Joseph W. Turner
Joseph W. Turner President and Chief Executive Officer (Principal Executive Officer)
Date: November 9, 2012	/s/ Rex A. Copeland
Rex A. Copeland Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

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

(iv)
The Purchase and Assumption Agreement, dated as of April 27, 2012, among Federal Deposit Insurance Corporation, Receiver of Inter Savings Bank, FSB, Maple Grove, Minnesota, Federal Deposit Insurance Corporation and Great Southern Bank, previously filed with the Commission (File no. 000-18082) as Exhibit 2.1(iv) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 is incorporated herein by reference as Exhibit 2(iv)

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

None.

(101)
Attached as Exhibit 101 are the following financial statements from the Great Southern Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated statements of financial condition, (ii) consolidated statements of income, (iii) consolidated statements of cash flows and (iv) the notes to consolidated financial statements.