Form 10-K
period 2012-12-31
GREAT SOUTHERN BANCORP INC
filed 2013-03-11
CIK 854560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES ACT OF 1934

For the fiscal year ended December 31, 2012

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
The aggregate market value of the common stock of the Registrant held by non-affiliates of the Registrant on June 30, 2012, computed by reference to the closing price of such shares on that date, was $281,039,235.  At March 7, 2013, 13,611,674 shares of the Registrant's common stock were outstanding.

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

As a Maryland corporation, the Company is authorized to engage in any activity that is permitted by the Maryland General Corporation Law and is not prohibited by law or regulatory policy. The Company currently conducts its business as a financial holding company. Through the financial holding company structure, it is possible to expand the size and scope of the financial services offered by the Company beyond those offered by the Bank. The financial holding company structure provides the Company with greater flexibility than the Bank has to diversify its business activities, through existing or newly formed subsidiaries, or through acquisitions of or mergers with other financial institutions as well as other companies. At December 31, 2012, Bancorp's consolidated assets were $3.96 billion, consolidated net loans were $2.32 billion, consolidated deposits were $3.15 billion and consolidated total stockholders' equity was $370 million. For details about the Company’s assets, revenues and profits for each of the last five fiscal years, see Item 6. “Selected Consolidated Financial Data.”  The assets of the Company consist primarily of the stock of Great Southern, available-for-sale securities, minority interests in a local trust company and a merchant banking company and cash.

Through the Bank and subsidiaries of the Bank, the Company has historically offered insurance, travel, investment and related services, which are discussed further below.  The travel and investment services divisions were sold on November 30, 2012.  The activities of the Company are funded by retained earnings and through dividends from Great Southern. Activities of the Company may also be funded through borrowings from third parties, sales of additional securities or through income generated by other activities of the Company. The Company expects to finance its future activities in a similar manner.

The executive offices of the Company are located at 1451 East Battlefield, Springfield, Missouri 65804, and its telephone number at that address is (417) 887-4400.

Great Southern Bank

Great Southern was formed as a Missouri-chartered mutual savings and loan association in 1923, and, in 1989, converted to a Missouri-chartered stock savings and loan association. In 1994, Great Southern changed to a federal savings bank charter and then, on June 30, 1998, changed to a Missouri-chartered trust company (the equivalent of a commercial bank charter). Headquartered in Springfield, Missouri, Great Southern offers a broad range of banking services through its 107 banking centers located in southern and central Missouri; the Kansas City, Missouri area; the St. Louis, Missouri area; eastern Kansas; northwestern Arkansas; eastern Nebraska, the Minneapolis, Minnesota area and western and central Iowa. The size and complexity of the Bank’s operations increased substantially in 2009 with the completion of two Federal Deposit Insurance Corporation ("FDIC")-assisted transactions, and again in 2011 and 2012 with the completion of another FDIC-assisted transaction in each year.  In 2009, the Bank entered into two separate purchase and assumption agreements including loss sharing with the FDIC to assume all of the deposits (excluding brokered deposits) and certain liabilities and acquire certain assets of TeamBank, N.A. and Vantus Bank.  The two FDIC-assisted transactions involving TeamBank N.A. and Vantus Bank consisted of assets with a fair value of approximately $628.2 million (approximately 17.3% of the Company’s total assets at acquisition) and $294.2 million (approximately 8.8% of the Company’s total assets at acquisition), respectively, and liabilities with a fair value of $610.2 million (approximately 16.8% of the Company’s total assets at acquisition) and $440.0 million (approximately 13.2% of the Company’s total assets at acquisition), respectively.  They also resulted in gains of $43.9 million and $45.9 million, respectively, which were included in Noninterest Income in the Company’s Consolidated Statement of Income for the year ended December 31, 2009.  Prior to these acquisitions, the Company operated banking centers in Missouri with loan production offices in Arkansas and Kansas.  These acquisitions added 31 new banking centers and expanded our footprint to cover five states – Iowa, Kansas, Missouri, Arkansas and Nebraska.  In 2011, the Bank entered into a purchase and assumption agreement including loss sharing with the FDIC to assume all of the deposits and certain liabilities and acquire certain assets of Sun Security Bank.  The FDIC-assisted transaction involving Sun Security Bank consisted of assets with a fair value of approximately $248.9 million (approximately 8.1% of the Company’s total assets at acquisition) and liabilities with a fair value of $345.8 million (approximately 10.1% of the Company’s total assets at acquisition).  It also resulted in a gain of $16.5 million which was included in Noninterest Income in the Company’s Consolidated Statement of Income for the year ended December 31, 2011. In 2012, the Bank entered into a purchase and assumption agreement including loss sharing with the FDIC to assume all of the deposits and certain liabilities of Inter Savings Bank, FSB (“InterBank”).  The FDIC-assisted transaction involving InterBank consisted of assets with a fair value of approximately $364.2 million (approximately 9.4% of the Company’s total assets at acquisition) and liabilities with a fair value of approximately $458.7 million (approximately $11.9% of the Company’s total assets at acquisition).  It also resulted in a gain of $31.3 million which was included in Noninterest Income in the Company’s Consolidated Statement of Income for the year ended December 31, 2012.  The acquisition added four new banking centers in the Minneapolis metropolitan area.

The loss sharing agreements related to the FDIC-assisted transactions added to the complexity of our operations by creating the need for new employees and processes to ensure compliance with the loss sharing agreements and the collection of problem assets acquired.  See Note 4 included in Item 8. “Financial Statements and Supplementary Information” for a more detailed discussion of these FDIC-assisted transactions and the loss sharing agreements.  At December 31, 2012, the Bank had total assets of $3.95 billion, net loans of $2.32 billion, deposits of $3.18 billion and stockholders' equity of $375.3 million, or 9.5% of total assets. Its deposits are insured by the Deposit Insurance Fund ("DIF") to the maximum levels permitted by the FDIC.

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

Forward-Looking Statements

When used in this Annual Report and in other documents filed or furnished by the Company with the Securities and Exchange Commission (the "SEC"), in the Company's press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "intends" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including, among other things, (i) expected cost savings, synergies and other benefits from the Company’s merger and acquisition activities, including but not limited to the recently completed FDIC-assisted transactions involving Sun Security Bank and InterBank, might not be realized within the anticipated time frames or at all, the possibility that the amount of the gain the Company ultimately recognizes from the InterBank transaction will be materially different from the preliminary gain recorded, and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, might be greater than expected; (ii) changes in economic conditions, either nationally or in the Company’s market areas; (iii) fluctuations in interest rates; (iv) the risks of lending and investing activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses; (v) the possibility of other-than-temporary impairments of securities held in the Company’s securities portfolio; (vi) the Company’s ability to access cost-effective funding; (vii) fluctuations in real estate values and both residential and commercial real estate market conditions; (viii) demand for loans and deposits in the Company’s market areas; (ix) legislative or regulatory changes that adversely affect the Company’s business, including, without limitation, the Dodd-Frank Wall Street Reform and Consumer Protection Act and its implementing regulations, and the overdraft protection regulations and customers’ responses thereto; (x) monetary and fiscal policies of the Federal Reserve Board and the U.S. Government and other governmental initiatives affecting the financial services industry; (xi) results of examinations of the Company and Great Southern by their regulators, including the possibility that the regulators may, among other things, require the Company to increase its allowance for loan losses or to write-down assets; (xii) the uncertainties arising from the Company’s participation in the Small Business Lending Fund (“SBLF”), including uncertainties concerning the potential future redemption by us of the U.S. Treasury’s preferred stock investment under the program, including the timing of, regulatory approvals for, and conditions placed upon, any such redemption; (xiii) costs and effects of litigation, including settlements and judgments; and (xiv) competition.  The Company wishes to advise readers that the factors listed above and other risks described from time to time in the company’s filings with the SEC could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

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

Market Areas

During 2012, the Company added a total of five banking centers to its network and began operating in its sixth state – Minnesota.  Four banking centers were added in the Minneapolis metropolitan area through the Company’s FDIC-assisted acquisition of Maple-Grove, Minn.-based InterBank.  Also, a de novo full-service banking center was opened in O'Fallon, Mo., a community in the St. Louis area.  In addition in 2012, the Company replaced four banking centers with new locations - one in Olathe, Kan., two in Springfield, Mo., and one in Greenfield, Mo. - with each providing better service and access for customers. At the end of 2012, the Company operated 107 full-service banking centers serving more than 135,000 households in six states – Missouri, Arkansas, Iowa, Kansas, Minnesota and Nebraska.

Great Southern’s largest concentration of loans and deposits is in the Springfield, Mo., area. In the last several years, the Company’s loan and deposit portfolios have become more diversified because of its participation in four FDIC-assisted acquisitions and some organic growth.  The FDIC-assisted acquisitions significantly expanded the Company’s geographic footprint, which prior to 2009 was primarily in southwest and central Missouri, by adding operations in Iowa, Kansas, Minnesota and Nebraska. Besides the Springfield market area, the Company has loan and deposit concentrations in the Kansas City and St. Louis metropolitan markets, the Branson, Mo. area, the northwest Arkansas region, the Sioux City and Des Moines, Iowa, markets and the Minneapolis metropolitan area. Loans and deposits are also generated in banking centers in rural markets in Missouri, Iowa, Kansas and Nebraska.

As of December 31, 2012, the Company’s total loan portfolio balance, excluding loans covered by FDIC loss sharing agreements, was $1.9 billion. Geographically, the loan portfolio consists of loans collateralized by property (real estate and other assets) located in the following regions (including loan balance and percentage of total loans): Springfield ($438 million, 24%); St. Louis ($390 million, 21%); Branson ($141 million, 8%); Kansas City ($137 million, 7%); Northwest Arkansas ($81 million, 4%); other Missouri regions ($203 million, 11%), and other states and regions ($475 million, 25%). The Company’s net book balance of its portfolio of loans covered by FDIC loss sharing agreements was $524 million as of December 31, 2012. The FDIC loss sharing agreements, which were a part of two FDIC-assisted transactions completed in 2009, one FDIC-assisted transaction completed in 2011, and one FDIC-assisted transaction completed in 2012, provide the Company at least 80% protection against losses on the loans in this portfolio.  The FDIC loss sharing agreements are subject to limitations on the types of losses covered and the length of time losses are covered and are conditioned upon the Bank complying with its requirements in the agreements with the FDIC.  These limitations are described in detail in Note 4 of the accompanying audited financial statements, see Item 8 "Financial Statements and Supplementary Information".  Geographically, the total loan portfolio covered by FDIC loss sharing agreements consists of loans collateralized by property (real estate and other assets) located in the following regions (including gross loan balance and percentage of total loans): Minneapolis ($339 million, 50%); St. Louis ($68 million, 10%); Kansas City ($42 million, 6%); Sioux City, Iowa  ($36 million, 5%); other Missouri regions ($61 million, 9%), Springfield, Mo. ($4 million, 1%); and other regions ($124 million, 19%).

According to the January 16, 2013, Federal Reserve Beige Book, general economic activity in the Company’s geographic footprint expanded rather modestly from the Federal Reserve’s prior report on November 28, 2012. The study indicated that many contacts expected that growth in 2013 would match or outperform 2012, but some remained more cautious than others, citing the impact of continued uncertainty over federal fiscal policy on the near-term economic outlook. Loan demand remained generally sluggish according to reports from the Federal Reserve Districts that govern the Company’s geographic footprint, but the Kansas City district reported strong demand for both residential and commercial real estate loans. Residential real estate markets showed some improvement across all Districts. Commercial construction was described as improving and commercial real estate activity increased in many markets.  Home sales generally increased from the last reporting period. Unemployment in each of Great Southern’s major market areas was below the national unemployment rate of 7.9% (as of January 2013), except for the Branson micropolitan statistical area, which was above the national rate at 8.3%.

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

In addition to origination of these loans, the Bank has expanded and enlarged its relationships with smaller banks to purchase participations (at par, generally with no servicing costs) in loans the smaller banks originate but are unable to retain in their portfolios due to capital limitations.  The Bank uses the same underwriting guidelines in evaluating these participations as it does in its direct loan originations. At December 31, 2012, the balance of participation loans purchased and held in the portfolio, excluding those covered by loss sharing agreements, was $15.8 million, or 0.8% of the total loan portfolio. All of these participation loans were performing at December 31, 2012.

One of the principal historical lending activities of Great Southern is the origination of fixed and adjustable-rate conventional residential real estate loans to enable borrowers to purchase or refinance owner-occupied homes. Great Southern originates a variety of conventional, residential real estate mortgage loans, principally in compliance with Freddie Mac and Fannie Mae standards for resale in the secondary market. Great Southern promptly sells most of the fixed-rate residential mortgage loans that it originates.  To date, Great Southern has not experienced difficulties selling these loans in the secondary market and has had minimal requests for repurchase.  Depending on market conditions, the ongoing servicing of these loans is at times retained by Great Southern, but generally servicing is released to the purchaser of the loan. Great Southern retains substantially all of the adjustable-rate mortgage loans that it originates in its portfolio.

Another principal lending activity of Great Southern is the origination of commercial real estate, multi-family and commercial construction loans. Since the early 1990s, commercial real estate, multi-family and commercial construction loans have represented the largest percentage of the loan portfolio.  Since the economic recession beginning in 2008, the commercial real estate and multi-family portfolios have exhibited slow growth while commercial construction lending has declined significantly.  At December 31, 2012, commercial real estate, multi-family and commercial construction loans accounted for approximately 29%, 11% and 8%, respectively, of the total portfolio, excluding those commercial real estate, multi-family and commercial construction loans covered by loss sharing agreements.  Of the portfolio of loans covered by loss sharing agreements, commercial real estate loans (net of fair value discounts) accounted for approximately 5% of the total portfolio at December 31, 2012.

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

The percentage of collateral value Great Southern will loan on real estate and other property varies based on factors including, but not limited to, the type of property and its location and the borrower's credit history. As a general rule, Great Southern will loan up to 95% of the appraised value on single-family properties and up to 90% on two- to four-family residential property. Typically, private mortgage insurance is required for loan amounts above the 80% level. At December 31, 2012 and 2011, loans secured by second liens on residential properties were $195.9 million, or 7.7%, and $50.9 million, or 2.2%, respectively, of our total loan portfolio. A large portion of this increase is attributable to loans acquired in the InterBank transaction.  For commercial real estate and other residential real property loans, Great Southern may loan up to 85% of the appraised value. The origination of loans secured by other property is considered and determined on an individual basis by management with the assistance of any industry guides and other information which may be available.  Collateral values are reappraised or reassessed as loans are renewed or when significant events indicating potential impairment occur.  On a quarterly basis, management reviews impaired loans to determine whether updated appraisals or reassessments are necessary based on loan performance, collateral type and guarantor support.  While it is not specifically required by our policy, we seek to obtain cross-collateralization of loans to a borrower when it is available and it is most frequently done on commercial loans.

Loan applications are approved at various levels of authority, depending on the type, amount and loan-to-value ratio of the loan. Loan commitments of more than $750,000 (or loans exceeding the Freddie Mac loan limit in the case of fixed-rate, one- to four-family residential loans for resale) must be approved by Great Southern's loan committee. The loan committee is comprised of the Chief Executive Officer of the Bank, the Chief Lending Officer of the Bank (chairman of the committee), and other senior officers of the

Bank involved in lending activities.  All loans, regardless of size or type, are required to conform to certain minimum underwriting standards to assure portfolio quality.  These standards and procedures include, but are not limited to, an analysis of the borrower’s financial condition, collateral, repayment ability, verification of liquid assets and credit history as required by loan type.  It has been, and continues to be, our practice to verify information from potential borrowers regarding assets, income or payment ability and credit ratings as applicable and as required by the authority approving the loan.  Underwriting standards also include loan-to-value ratios which vary depending on collateral type, debt service coverage ratios or debt payment to income ratios, where applicable, credit histories, use of guaranties and other recommended terms relating to equity requirements, amortization, and maturity.  Generally, deviations from approved underwriting standards can only be waived when doing so is not in violation of regulations or statutes and when appropriate lending authority is obtained.  The loan committee reviews all new loan originations in excess of lender approval authorities.  For loans originated and held, most lenders have approval authorities of $250,000 or below while nine senior lenders have approval authority of varying amounts up to $1 million.  Lender approval authorities are also subject to loans-to-one borrower limits of $500,000 or below for most lenders and of varying amounts up to $3 million for nine senior lenders.  These standards, as well as our collateral requirements, have not significantly changed in recent years.  However, the Bank has changed the composition of its loan portfolio in response to economic conditions to reduce risk using strategies such as limiting lending on construction and land development loan types.

In general, state banking laws restrict loans to a single borrower and related entities to no more than 25% of a bank's unimpaired capital and unimpaired surplus, plus an additional 10% if the loan is collateralized by certain readily marketable collateral. (Real estate is not included in the definition of "readily marketable collateral.") As computed on the basis of the Bank's unimpaired capital and surplus at December 31, 2012, this limit was approximately $98.6 million. See "Government Supervision and Regulation." At December 31, 2012, the Bank was in compliance with the loans-to-one borrower limit. At December 31, 2012, the Bank's largest relationship for purposes of this limit totaled $34.4 million. All loans included in this relationship were current at December 31, 2012.  Our policy does not set a loans-to-one borrower limit that is below the legal limits described; however, we do recognize the need to limit credit risk to any one borrower or group of related borrowers upon consideration of various risk factors.  Extensions of credit to borrowers whose past due loans were charged-off or whose loans are classified as substandard require appropriate lending approval for total credit relationships of $250,000 or less or Loan Committee or Special Assets Committee approval on total credit relationships over $250,000.

Although Great Southern is permitted under applicable regulations to originate or purchase loans and loan participations secured by real estate located in any part of the United States, the Bank has historically concentrated its lending efforts in the Missouri and northern Arkansas markets, with its largest concentration of total loans in the Springield MSA, which accounts for 24% of total loans; the Branson MSA, which accounts for 8% of total loans, the St. Louis MSA, which accounts for 25% of total loans, and the northwestern Arkansas MSA, which accounts for 5% of total loans.   As a result of the acquisitions in 2009, 2011 and 2012, the Bank has diversified its loan portfolio with additional loans in Iowa, Kansas, Nebraska and Minnesota, with its largest concentrations in Sioux City MSA, which accounts for 3% of the loan portfolio, the Des Moines MSA, which accounts for 2% of the loan portfolio, the Kansas City MSA, which account for 10% of the loan portfolio, and the Minneapolis-St. Paul MSA, which accounts for 18% of the loan portfolio.  In addition, the Bank has made loans, secured primarily by commercial real estate, in other states, primarily Texas, Colorado and Oklahoma.  At December 31, 2012, loans in these states comprised 3%, 3% and 2%, respectively, of the total loan portfolio.

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

During the year ended December 31, 2009, the Bank acquired loans through two FDIC-assisted transactions involving TeamBank, N.A., a full service commercial bank headquartered in Paola, Kansas, and Vantus Bank, a full service thrift headquartered in Sioux City, Iowa.  During the year ended December 31, 2011, the Bank acquired loans through an FDIC-assisted transaction involving Sun Security Bank, a full service commercial bank headquartered in Ellington, Missouri.  During the year ended December 31, 2012, the Bank acquired loans through an FDIC-assisted transaction involving Inter Savings Bank (InterBank), a full service commercial bank headquartered in Maple Grove, Minnesota.  The loans acquired are covered by loss sharing agreements between the FDIC and the Bank which afford the Bank at least 80% protection from potential principal losses.  Because of these loss sharing agreements, the composition of the loans acquired from the former TeamBank, Vantus Bank, Sun Security Bank and InterBank loans is shown below in tables separate from the legacy Great Southern portfolio. These loans were initially recorded at their fair value at the acquisition date and are recorded by the Company at their discounted value.

Legacy Great Southern Loan Portfolio Composition:

	December 31,
	2012		2011		2010		2009		2008
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars In Thousands)
Real Estate Loans:
One- to four- family(1)	$256,146	12.7%	$266,694	14.0%	$257,261	15.1%	$248,892	14.1%	$226,796	12.4%
Other residential	267,518	13.2	243,743	12.8	207,059	12.2	185,757	10.5	127,122	7.0
Commercial(2)	736,139	36.4	699,607	36.7	599,025	35.2	633,373	35.9	536,963	29.4
Residential construction:
One- to four- family	52,249	2.5	78,900	4.1	106,128	6.2	147,367	8.3	230,862	12.6
Other residential	27,556	1.4	27,826	1.5	10,000	0.6	22,012	1.3	64,903	3.6
Commercial construction	198,145	9.8	166,749	8.8	163,214	9.6	187,663	10.7	309,200	16.9

Total real estate loans	1,537,753	76.0	1,483,519	77.9	1,342,687	78.9	1,425,064	80.8	1,495,846	81.9

Other Loans:
Consumer loans:
Guaranteed student loans	-	-	-	-	-	-	10,808	0.6	7,066	0.4
Automobile, boat, etc.	164,748	8.1	135,480	7.1	124,441	7.3	126,227	7.2	132,344	7.2
Home equity and improvement	54,317	2.7	47,395	2.5	47,534	2.8	47,954	2.7	50,672	2.8
Other	1,585	0.1	1,147	0.1	1,184	0.1	1,330	0.1	1,315	0.1
Total consumer loans	220,650	10.9	184,022	9.7	173,159	10.2	186,319	10.6	191,397	10.5

Other commercial loans	264,631	13.1	236,384	12.4	185,880	10.9	151,278	8.6	139,592	7.6

Total other loans	485,281	24.0	420,406	22.1	359,039	21.1	337,597	19.2	330,989	18.1

Total loans	2,023,034	100.0%	1,903,925	100.0%	1,701,726	100.0%	1,762,661	100.0%	1,826,835	100.0%

Less:
Loans in process	157,574		103,424		63,108		54,729		73,855
Deferred fees and discounts	2,192		2,726		2,541		2,161		2,126
Allowance for loan losses	40,649		41,232		41,487		40,101		29,163

Total legacy loans receivable, net	$1,822,619		$1,756,543		$1,594,590		$1,665,670		$1,721,691

(1) Includes loans held for sale.
(2) Total commercial real estate loans included industrial revenue bonds of $13.8 million, $59.8 million, $64.6 million, $61.0 million and $59.4 million at December 31, 2012, 2011, 2010, 2009 and 2008, respectively.

Former TeamBank, N.A. Loan Portfolio Composition:

	December 31,
	2012		2011		2010		2009
	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars In Thousands)
Real Estate Loans:
Residential
One- to four- family	$19,610	22.6%	$21,944	17.0%	$25,646	17.8%	$35,146	17.6%
Other residential (multi-family)	4,520	5.2	5,968	4.6	6,412	4.4	7,992	4.0
Commercial(1)	41,471	47.8	73,209	56.8	75,515	52.2	93,942	47.0
Construction	12,670	14.7	14,544	11.3	19,708	13.6	32,043	16.1

Total real estate loans	78,271	90.3	115,665	89.7	127,281	88.0	169,123	84.7

Other Loans:
Consumer loans:
Home equity and improvement	4,989	5.8	4,964	3.9	5,608	3.9	6,511	3.2
Other	159	0.1	420	0.3	850	0.6	2,521	1.3

Total consumer loans	5,148	5.9	5,384	4.2	6,458	4.5	9,032	4.5

Other commercial loans	3,243	3.8	7,826	6.1	10,894	7.5	21,619	10.8

Total other loans	8,391	9.7	13,210	10.3	17,352	12.0	30,651	15.3

Total loans	$86,662	100.0%	$128,875	100.0%	$144,633	100.0%	$199,774	100.0%

(1)	Total commercial real estate loans included industrial revenue bonds of $2.3 million, $2.5 million, $3.0 million and $2.5 million at December 31, 2012, 2011, 2010 and 2009, respectively.

Former Vantus Bank Loan Portfolio Composition:

	December 31,
	2012		2011		2010		2009
	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars In Thousands)
Real Estate Loans:
Residential
One- to four- family	$26,160	24.7%	$33,030	26.9%	$45,932	28.7%	$64,430	28.5%
Other residential (multi-family)	15,434	14.6	17,012	13.8	16,866	10.5	19,241	8.5
Commercial(1)	35,431	33.5	39,413	32.0	53,189	33.2	71,963	31.9
Construction	1,552	1.5	3,471	2.8	7,298	4.6	10,550	4.7

Total real estate loans	78,577	74.3	92,926	75.5	123,285	77.0	166,184	73.6

Other Loans:
Consumer loans:
Student loans	512	0.5	505	0.4	1,276	0.8	1,063	0.5
Home equity and improvement	7,270	6.9	5,668	4.6	5,933	3.7	9,353	4.1
Other	14,434	13.6	18,951	15.4	25,348	15.8	35,030	15.5

Total consumer loans	22,216	21.0	25,124	20.4	32,557	20.3	45,446	20.1

Other commercial loans	4,967	4.7	4,986	4.1	4,321	2.7	14,320	6.3

Total other loans	27,183	25.7	30,110	24.5	36,878	23.0	59,766	26.4

Total loans	$105,760	100.0%	$123,036	100.0%	$160,163	100.0%	$225,950	100.0%

(1) Total commercial real estate loans included industrial revenue bonds of $2.0 million, $3.0 million, $5.7 million and $9.0 million at December 31, 2012, 2011, 2010 and 2009, respectively.

Former Sun Security Bank Loan Portfolio Composition:

	December 31, 2012		December 31, 2011
	Amount	%	Amount	%
Real Estate Loans:
Residential
One- to four- family	$55,422	43.5%	$52,491	36.3%
Other residential (multi-family)	6,615	5.2	2,897	2.0
Commercial(1)	45,267	35.5	45,183	31.3
Construction	4,471	3.5	24,645	17.0

Total real estate loans	111,775	87.7	125,216	86.6

Other Loans:
Consumer loans:
Student loans	---	---	---	---
Home equity and improvement	1,291	1.0	---	---
Other	904	0.7	3,438	2.4

Total consumer loans	2,195	1.7	3,438	2.4

Other commercial loans	13,448	10.6	15,972	11.0

Total other loans	15,643	12.3	19,410	13.4

Total loans	$127,418	100.0%	$144,626	100.0%

(1) Total commercial real estate loans included industrial revenue bonds of $373,000 and $574,000, at December 31, 2012 and 2011, respectively.

Former InterBank Loan Portfolio Composition:
	December 31, 2012
	Amount	%
Real Estate Loans:
Residential
One- to four- family	$215,768	60.5%
Other residential (multi-family)	45,879	12.9
Commercial(1)	33,202	9.3
Construction	134	0.0

Total real estate loans	294,983	82.7

Other Loans:
Consumer loans:
Student loans	---	---
Home equity and improvement	61,752	17.3
Other	41	0.0

Total consumer loans	61,793	17.3

Other commercial loans	70	0.0

Total other loans	61,863	17.3

Total loans	$356,846	100.0%

(1) Total commercial real estate loans included industrial revenue bonds of $0, at December 31, 2012.

Through December 31, 2012, gross loan balances (due from the borrower) related to TeamBank were reduced approximately $349.5 million since the transaction date because of $215.9 million of principal repayments, $59.0 million of transfers to foreclosed assets and $74.6 million of charge-downs to customer loan balances.  Gross loan balances (due from the borrower) related to Vantus Bank were reduced approximately $227.6 million since the transaction date because of $185.9  million of principal repayments, $15.0 million of transfers to foreclosed assets and $26.7  million of charge-downs to customer loan balances.  Gross loan balances (due from the borrower) related to Sun Security Bank were reduced approximately $107.5 million since the transaction date because of $69.0 million of principal repayments, $18.0 million of transfers to foreclosed assets and $20.5 million of charge-offs to customer loan balances.  Gross loan balances (due from the borrower) related to InterBank were reduced approximately $36.4 million since the transaction date because of $26.7 million of principal repayments and $9.7 million of charge-offs to customer loan balances.  Based upon the collectability analyses performed during the acquisitions, we expected certain levels of foreclosures and charge-offs and actual results through December 31, 2012, related to TeamBank, Vantus Bank, Sun Security Bank and InterBank portfolios, have been better than our expectations.  As a result, cash flows expected to be received from the acquired loan pools have increased, resulting in adjustments that were made to the related accretable yield which are discussed in Note 4 of the accompanying audited financial statements, which are included in Item 8 of this Report.

The following tables show the fixed- and adjustable-rate composition of the Bank's loan portfolio at the dates indicated. Amounts shown for TeamBank, Vantus Bank, Sun Security Bank and InterBank represent unpaid principal balances, before fair value discounts.  The tables are based on information prepared in accordance with generally accepted accounting principles.

Legacy Great Southern Loan Portfolio Composition by Fixed- and Adjustable-Rates:

	December 31,
	2012		2011		2010		2009		2008
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars In Thousands)
Fixed-Rate Loans:
Real Estate Loans
One- to four- family	$103,442	5.1%	$127,736	6.7%	$109,703	6.5%	$92,164	5.2%	$71,990	3.9%
Other residential	146,661	7.2	129,505	6.8	118,727	7.0	79,152	4.5	44,436	2.4
Commercial	330,196	16.3	321,226	16.9	255,678	15.0	211,862	12.0	185,631	10.2
Residential construction:
One- to four- family	18,024	0.9	28,177	1.4	27,168	1.6	26,547	1.5	22,054	1.2
Other residential	7,716	0.4	1,078	0.1	2,450	0.1	2,693	0.2	7,977	0.5
Commercial construction	126,756	6.3	88,671	4.7	76,383	4.5	29,941	1.7	22,897	1.3

Total real estate loans	732,795	36.2	696,393	36.6	590,109	34.7	442,359	25.1	354,985	19.5
Consumer	166,520	8.2	137,045	7.2	126,636	7.4	139,812	7.9	142,848	7.8
Other commercial	131,523	6.5	100,107	5.2	74,206	4.4	43,271	2.5	27,653	1.5
Total fixed-rate loans	1,030,838	50.9	933,545	49.0	790,951	46.5	625,442	35.5	525,486	28.8

Adjustable-Rate Loans:
Real Estate Loans
One- to four- family	152,704	7.5	138,958	7.3	147,558	8.7	156,728	8.9	154,806	8.5
Other residential	120,857	6.0	114,238	6.0	88,332	5.2	106,605	6.1	82,686	4.6
Commercial	405,943	20.1	378,381	19.9	343,347	20.2	421,511	23.9	351,332	19.2
Residential construction:
One- to four- family	34,225	1.7	50,723	2.6	78,960	4.6	121,312	6.9	208,808	11.4
Other residential	19,840	1.0	26,748	1.4	7,550	0.4	19,319	1.1	56,926	3.1
Commercial construction	71,389	3.5	78,078	4.1	86,831	5.1	157,229	8.9	286,303	15.6

Total real estate loans	804,958	39.8	787,126	41.3	752,578	44.2	982,704	55.8	1,140,861	62.4
Consumer	54,130	2.7	46,977	2.5	46,523	2.7	46,508	2.6	48,549	2.7
Other commercial	133,108	6.6	136,277	7.2	111,674	6.6	108,007	6.1	111,939	6.1
Total adjustable-rate loans	992,196	49.1	970,380	51.0	910,775	53.5	1,137,219	64.5	1,301,349	71.2

Total Loans	2,023,034	100.0%	1,903,925	100.0%	1,701,726	100.0%	1,762,661	100.0%	1,826,835	100.0%
Less:
Loans in process	157,574		103,424		63,108		54,729		73,855
Deferred fees and discounts	2,192		2,726		2,541		2,161		2,126
Allowance for loan losses	40,649		41,232		41,487		40,101		29,163

Total legacy loans receivable, net	$1,822,619		$1,756,543		$1,594,590		$1,665,670		$1,721,691

Former TeamBank, N.A. Loan Portfolio Composition by Fixed- and Adjustable-Rates:

	December 31,
	2012		2011		2010
	Amount	%	Amount	%	Amount	%
	(Dollars In Thousands)

Fixed-Rate Loans:
Real Estate Loans
Residential
One- to four- family	$5,420	6.3%	$7,739	4.7%	$11,943	5.4%
Other residential	3,902	4.5	5,288	3.2	5,330	2.4
Commercial	17,125	19.8	53,344	32.1	52,018	23.5
Construction	2,637	3.0	14,631	8.8	26,992	12.2

Total real estate loans	29,084	33.6	81,002	48.8	96,283	43.5
Consumer loans	159	0.2	444	0.3	1,021	0.5
Other commercial loans	1,557	1.8	4,897	2.9	9,751	4.4

Total fixed-rate loans	30,800	35.6	86,343	52.0	107,055	48.4

Adjustable-Rate Loans:
Real Estate Loans
Residential
One- to four- family	14,189	16.4	17,380	10.5	20,702	9.3
Other residential	618	0.7	998	0.6	1,617	0.7
Commercial	24,346	28.1	36,011	21.7	49,088	22.2
Construction	10,034	11.5	13,951	8.4	28,602	12.9

Total real estate loans	49,187	56.7	68,340	41.2	100,009	45.1
Consumer loans	4,989	5.8	5,722	3.4	6,716	3.0
Other commercial loans	1,686	1.9	5,598	3.4	7,699	3.5

Total adjustable-rate loans	55,862	64.4	79,660	48.0	114,424	51.6

Total loans	86,662	100.0%	166,003	100.0%	221,479	100.0%

Less:
Loans in process	5		1,719		2,190
Fair value discounts	9,042		35,409		74,656

Total loans receivable, net	$77,615		$128,875		$144,633

Former Vantus Bank Loan Portfolio Composition by Fixed- and Adjustable-Rates:

	December 31,
	2012		2011		2010
	Amount	%	Amount	%	Amount	%
	(Dollars In Thousands)

Fixed-Rate Loans:
Real Estate Loans
Residential
One- to four- family	$13,111	12.4%	$22,134	14.8%	$35,384	17.0%
Other residential	7,542	7.1	6,477	4.3	6,885	3.3
Commercial	13,136	12.4	22,744	15.2	33,505	16.1
Construction	792	0.7	581	0.4	3,204	1.5

Total real estate loans	34,581	32.6	51,936	34.7	78,978	37.9
Consumer loans	14,941	14.1	21,083	14.1	29,093	2.4
Other commercial loans	2,097	2.0	3,454	2.3	5,089	14.0

Total fixed-rate loans	51,619	48.7	76,473	51.1	113,160	54.3

Adjustable-Rate Loans:
Real Estate Loans
Residential
One- to four- family	13,049	12.3	15,876	10.6	19,109	9.2
Other residential	7,892	7.5	12,133	8.1	12,183	5.9
Commercial	22,295	21.1	25,808	17.3	35,770	17.2
Construction	760	0.8	4,031	2.7	7,655	3.7

Total real estate loans	43,996	41.7	57,848	38.7	74,717	36.0
Consumer loans	7,275	6.9	8,639	5.8	10,866	5.2
Other commercial loans	2,870	2.7	6,510	4.4	9,420	4.5

Total adjustable-rate loans	54,141	51.3	72,997	48.9	95,003	45.7

Total loans	105,760	100.0%	149,470	100.0%	208,163	100.0%

Less:
Loans in process	1,851		255		83
Fair value discounts	8,426		26,179		47,917

Total loans receivable, net	$95,483		$123,036		$160,163

Former Sun Security Bank Loan Portfolio Composition by Fixed- and Adjustable-Rates:

	December 31, 2012		December 31, 2011
	Amount	%	Amount	%

Fixed-Rate Loans:
Real Estate Loans
Residential
One- to four- family	$45,667	35.8%	$66,635	30.6%
Other residential	2,491	2.0	16,790	7.7
Commercial	36,759	28.8	57,576	26.5
Construction	2,714	2.2	25,191	11.6

Total real estate loans	87,631	68.8	166,192	76.4
Consumer loans	2,042	1.6	3,690	1.7
Other commercial loans	7,875	6.2	20,737	9.5

Total fixed-rate loans	97,548	76.6	190,619	87.6

Adjustable-Rate Loans:
Real Estate Loans
Residential
One- to four- family	9,755	7.7	4,212	1.9
Other residential	4,124	3.2	690	0.3
Commercial	8,508	6.7	4,816	2.2
Construction	1,757	1.3	9,427	4.4

Total real estate loans	24,144	18.9	19,145	8.8
Consumer loans	153	0.1	---	---
Other commercial loans	5,573	4.4	7,785	3.6

Total adjustable-rate loans	29,870	23.4	26,930	12.4

Total loans	127,418	100.0%	217,549	100.0%

Less:
Loans in process	485		---
Fair value discounts	35,414		72,923

Total loans receivable, net	$91,519		$144,626

Former InterBank Loan Portfolio Composition by Fixed- and Adjustable-Rates:
	December 31, 2012
	Amount	%

Fixed-Rate Loans:
Real Estate Loans
Residential
One- to four- family	$88,573	24.8%
Other residential	4,866	1.4
Commercial	2,049	0.6
Construction	---	0.0

Total real estate loans	95,488	26.8
Consumer loans	673	0.2
Other commercial loans	4	0.0

Total fixed-rate loans	96,165	27.0

Adjustable-Rate Loans:
Real Estate Loans
Residential
One- to four- family	127,195	35.6
Other residential	41,014	11.5
Commercial	31,153	8.8
Construction	133	0.0

Total real estate loans	199,495	55.9
Consumer loans	61,120	17.1
Other commercial loans	66	0.0

Total adjustable-rate loans	260,681	73.0

Total loans	356,846	100.0%

Less:
Loans in process	2
Fair value discounts	97,612

Total loans receivable, net	$259,232

The following tables present the contractual maturities of loans at December 31, 2012. Amounts shown for TeamBank, Vantus Bank,  Sun Security Bank and InterBank represent unpaid principal balances, before fair value discounts.  The tables are based on information prepared in accordance with generally accepted accounting principles.

Legacy Great Southern Loan Portfolio Composition by Contractual Maturities:

	Less Than One Year	One to Five Years	After Five Years	Total
	(In Thousands)
Real Estate Loans:
Residential
One- to four- family	$150,441	$56,608	$49,097	$256,146
Other residential	146,099	91,003	30,416	267,518
Commercial	441,099	258,432	36,608	736,139
Residential construction:
One- to four- family	43,473	6,367	2,409	52,249
Other residential	19,840	7,716	---	27,556
Commercial construction	174,260	18,379	5,506	198,145
Total real estate loans	975,212	438,505	124,036	1,537,753
Other Loans:
Consumer loans:
Automobile	19,740	66,194	78,814	164,748
Home equity and improvement	43,846	10,398	73	54,317
Other	1,585	---	---	1,585
Total consumer loans	65,171	76,592	78,887	220,650
Other commercial loans	182,848	54,326	27,457	264,631
Total other loans	248,019	130,918	106,344	485,281
Total legacy loans	$1,223,231	$569,423	$230,380	$2,023,034

As of December 31, 2012, loans due after December 31, 2013 with fixed interest rates totaled $695.0 million and loans due after December 31, 2013 with adjustable rates totaled $104.8 million.

Former TeamBank N.A. Loan Portfolio Composition by Contractual Maturities:

	Less Than One Year	One to Five Years	After Five Years	Total
	(In Thousands)
Real Estate Loans:
Residential
One- to four- family	$13,861	$3,381	$2,367	$19,609
Other residential	3,280	482	758	4,520
Commercial	28,968	10,563	1,940	41,471
Construction	12,261	410	---	12,671
Total real estate loans	58,370	14,836	5,065	78,271
Other Loans:
Consumer loans:
Home equity and improvement	4,977	12	---	4,989
Other	105	54	---	159
Total consumer loans	5,082	66	---	5,148
Other commercial loans	2,591	652	---	3,243
Total other loans	7,673	718	---	8,391
Total loans	$66,043	$15,554	$5,065	$86,662

As of December 31, 2012, loans due after December 31, 2013 with fixed interest rates totaled $10.1 million and loans due after December 31, 2013 with adjustable rates totaled $10.6 million.

Former Vantus Bank Loan Portfolio Composition by Contractual Maturities:

	Less Than One Year	One to Five Years	After Five Years	Total
	(In Thousands)
Real Estate Loans:
Residential
One- to four- family	$12,419	$9,060	$4,681	$26,160
Other residential	11,076	1,881	2,477	15,434
Commercial	21,658	13,773	---	35,431
Construction	1,137	395	20	1,552
Total real estate loans	46,290	25,109	7,178	78,577
Other Loans:
Consumer loans:
Student loans	512	---	---	512
Home equity and improvement	7,257	---	13	7,270
Other	232	2,131	12,071	14,434
Total consumer loans	8,001	2,131	12,084	22,216
Other commercial loans	2,777	2,190	---	4,967
Total other loans	10,778	4,321	12,084	27,183
Total loans	$57,068	$29,430	$19,262	$105,760

As of December 31, 2012, loans due after December 31, 2013 with fixed interest rates totaled $36.2 million and loans due after December 31, 2012 with adjustable rates totaled $12.5 million.

Former Sun Security Bank Loan Portfolio Composition by Contractual Maturities:

	Less Than One Year	One to Five Years	After Five Years	Total
	(In Thousands)
Real Estate Loans:
Residential
One- to four- family	$28,096	$27,235	$91	$55,422
Other residential	5,053	1,562	---	6,615
Commercial	26,024	18,954	289	45,267
Construction	3,560	867	44	4,471
Total real estate loans	62,733	48,618	424	111,775
Other Loans:
Consumer loans:
Student loans	---	---	---	---
Home equity and improvement	548	157	586	1,291
Other	660	244	---	904
Total consumer loans	1,208	401	586	2,195
Other commercial loans	10,592	2,680	176	13,448
Total other loans	11,800	3,081	762	15,643
Total loans	$74,533	$51,699	$1,186	$127,418

As of December 31, 2012, loans due after December 31, 2013 with fixed interest rates totaled $49.4 million and loans due after December 31, 2013 with adjustable rates totaled $3.5 million.

Former InterBank Loan Portfolio Composition by Contractual Maturities:

	Less Than One Year	One to Five Years	After Five Years	Total
	(In Thousands)
Real Estate Loans:
Residential
One- to four- family	$127,450	$28,169	$60,149	$215,768
Other residential	11,614	34,211	54	45,879
Commercial	3,334	29,868	---	33,202
Construction	134	---	---	134
Total real estate loans	142,532	92,248	60,203	294,983
Other Loans:
Consumer loans:
Student loans	---	---	---	---
Home equity and improvement	61,176	---	576	61,752
Other	---	14	27	41
Total consumer loans	61,176	14	603	61,793
Other commercial loans	---	70	---	70
Total other loans	61,176	84	603	61,863
Total loans	$203,708	$92,332	60,806	356,846

As of December 31, 2012, loans due after December 31, 2013 with fixed interest rates totaled $89.0 million and loans due after December 31, 2013 with adjustable rates totaled $64.1 million.

At December 31, 2012, $195.9 million, or 7.7%, of total loans were secured by junior lien mortgages and $22.7 million, or 5.7% of total loans, were interest only residential real estate loans.  At December 31, 2011, $46.1 million, or 2.0%, of total loans, were secured by junior lien mortgages and $173,000, or 0.0% of total loans, were interest only residential real estate loans.  The large increase in junior lien mortgages was primarily due to the loans acquired in the InterBank FDIC-assisted acquisition.  While high loan-to-value ratio mortgage loans are occasionally originated and held, they are typically either considered low risk based on analyses performed or are required to have private mortgage insurance.  The Company does not originate or hold option ARM loans or significant amounts of loans with initial teaser rates or subprime loans in its residential real estate portfolio.

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

In response to the economic recession that began in 2008, the composition of the Bank’s loan portfolio has changed over the past four years; construction and land development loan types were limited to reduce the risk, commercial real estate loan types were stabilized and emphasis was placed on increasing our multi-family, commercial business and consumer loan portfolios.

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

Residential Real Estate Lending

At December 31, 2012 and 2011, loans secured by residential real estate, excluding that which is under construction and excluding those covered by loss sharing agreements, totaled $523 million and $510 million, respectively, and represented approximately 20.6% and 22.2%, respectively, of the Bank's total loan portfolio. At December 31, 2012 and 2011, loans (net of fair value discounts) secured by residential real estate and covered by loss sharing agreements totaled $305 million and $133 million, respectively, and represented approximately 12.0% and 5.8%, respectively, of the Bank’s total loan portfolio.  The Bank's one- to four-family residential real estate loan portfolio increased significantly since 2008 as interest rates were falling and the Bank originated and retained more adjustable-rate loans. Overall, mortgage rates were very low throughout 2011 and 2012.  Since 2008, other residential real estate loan balances continued to increase as there was less competition to finance these projects by non-bank entities.

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

The Bank's portfolio of adjustable-rate mortgage loans also includes a number of loans with different adjustment periods, without limitations on periodic rate increases and rate increases over the life of the loans, or which are tied to other short-term market indices. These loans were originated prior to the industry standardization of adjustable-rate loans. Since the adjustable-rate mortgage loans currently held in the Bank's portfolio have not been subject to an interest rate environment which causes them to adjust to the maximum, these loans entail unquantifiable risks resulting from potential increased payment obligations on the borrower as a result of upward repricing. Many of these loans experienced upward interest rate adjustments in 2006 and 2008; however, the indices used by Great Southern for these types of loans have decreased since 2009.  Compared to fixed-rate mortgage loans, these loans are subject to increased risk of delinquency or default if a higher, fully-indexed rate of interest subsequently comes into effect in replacement of a lower rate currently in effect.  Prior to 2009, the Bank did not experience a significant increase in delinquencies in adjustable-rate mortgage loans due to a relatively low interest rate environment and favorable economic conditions.  However, since 2009, delinquencies on mortgage loans increased.

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

Commercial Real Estate and Construction Lending

Commercial real estate lending has been a significant part of Great Southern's business activities since the mid-1980s.  Great Southern does commercial real estate lending in order to increase the potential yield on, and the proportion of interest rate sensitive loans in, its portfolio.  At December 31, 2008, commercial real estate loans and commercial construction loans each made up about one fourth of the total loan portfolio.  The economic recession that began in 2008 resulted in reduced activity in the market caused by the downturn in the economy and reduced real estate values. In response, Great Southern began limiting commercial construction lending to reduce the risk in the portfolio and began originating an increased amount of commercial real estate loans.  Since December 31, 2008, the commercial construction loan portfolio has decreased significantly and, overall, commercial real estate loans have trended upward.  The increase in commercial real estate loans in 2012 indicates some economic improvement with increased investor activity in sales, purchases and refinancing of these types of properties.  Both commercial real estate occupancy and rental rates show improvement in the Bank’s market areas.  Excluding loans covered by loss sharing agreements, over the last three years, commercial real estate loans made up approximately 28-31% of the total loan portfolio while commercial construction loans were less than 14%.  Great Southern expects to continue to limit lending on land development loans in 2013 with modest increases in commercial construction and commercial real estate anticipated as the economy continues to improve.  See "Government Supervision and Regulation" below.

At December 31, 2012 and 2011, loans secured by commercial real estate, excluding that which is under construction and excluding loans covered under loss sharing agreements, totaled $736 million and $700 million, respectively, or approximately 28.9% and 30.5%, respectively, of the Bank's total loan portfolio.  At December 31, 2012 and 2011, loans (net of fair value discounts) secured by commercial real estate and covered by loss sharing agreements totaled $131 million and $158 million, respectively, and represented approximately 5.1% and 6.9%, respectively, of the Bank’s total loan portfolio.  In addition, at December 31, 2012 and 2011, construction loans, excluding loans covered under loss sharing agreements, secured by projects under construction and the land on which the projects are located aggregated $278 million and $273 million, respectively, or 10.9% and 11.9%, respectively, of the Bank's total loan portfolio.  At December 31, 2012 and 2011, construction loans (net of fair value discounts) covered by loss sharing agreements totaled $15 million and $45 million, respectively, and represented approximately 0.6% and 1.9%, respectively, of the Bank’s total loan portfolio.  The majority of the Bank's commercial real estate loans have been originated with adjustable rates of interest, most of which are tied to the Bank's prime rate.  Substantially all of these loans were originated with loan commitments which did not exceed 80% of the appraised value of the properties securing the loans.

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

The Bank's commercial real estate, construction and other residential loan portfolios consist of loans with diverse collateral types.  The following table sets forth loans that were secured by certain types of collateral at December 31, 2012, excluding loans covered by loss sharing agreements.  These collateral types represent the five highest percentage concentrations of commercial real estate, construction and other residential loan types in the loan portfolio.

Collateral Type	Loan Balance	Percentage of Total Loan Portfolio	Non-Performing Loans at December 31, 2012
	(Dollars In Thousands)

Motels/Hotels	$129,611	6.4%	$ 6
Retail (Varied Projects)	$128,564	6.4%	$ 886
Health Care Facilities	$124,927	6.2%	$ 0
Office Industry	$120,255	5.9%	$1,668
Warehouses	$76,665	3.8%	$ 0

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

The Company executes interest rate swaps with certain commercial banking customers to facilitate their respective risk management strategies.  The Company began offering this service during 2011.  Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions.  As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  As of December 31, 2012, the Company had 16 interest rate swaps totaling $81.7 million with commercial customers, and 16 interest rate swaps with the same notional amount with third parties related to this program.  As of December 31, 2011, the Company had one interest rate swap of $7.9 million with a commercial customer, and one interest rate swap with the same notional amount with a third party related to this program.  During the years ended December 31, 2012 and 2011, the Company recognized a net loss of $38,000 and $10,000, respectively, in noninterest income related to changes in the fair value of these swaps.

Other Commercial Lending

At December 31, 2012 and 2011, Great Southern had $265 million and $236 million, respectively, in other commercial loans outstanding, excluding loans covered by loss sharing agreements, or 10.4% and 10.3%, respectively, of the Bank's total loan portfolio. At December 31, 2012 and 2011, other commercial loans (net of fair value discounts) covered by loss sharing agreements totaled $15 million and $29 million, respectively, and represented approximately 0.6% and 1.3%, respectively, of the Bank’s total loan portfolio. Great Southern's other commercial lending activities encompass loans with a variety of purposes and security, including loans to finance accounts receivable, inventory and equipment.

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

The Bank's management recognizes the generally increased risks associated with other commercial lending. Great Southern's commercial lending policy emphasizes complete credit file documentation and analysis of the borrower's character, capacity to repay the loan, the adequacy of the borrower's capital and collateral as well as an evaluation of the industry conditions affecting the borrower. Review of the borrower's past, present and future cash flows is also an important aspect of Great Southern's credit analysis. In addition, the Bank generally obtains personal guarantees from the borrowers on these types of loans. Historically, the majority of Great Southern's commercial loans have been to borrowers in southwestern and central Missouri.  With the acquisitions in 2009, 2011 and 2012, geographic concentrations for commercial loans expanded to include the greater Kansas City, Mo. area, western and central Iowa, and the Minneapolis-St. Paul, Minn. area.  Great Southern has continued its commercial lending in all of these geographic areas.

As part of its commercial lending activities, Great Southern issues letters of credit and receives fees averaging approximately 1% of the amount of the letter of credit per year. At December 31, 2012, Great Southern had 105 letters of credit outstanding in the aggregate amount of $25.4 million. Approximately 33% of the aggregate amount of these letters of credit was secured, including one $2.9 million letter of credit secured by real estate which was issued to enhance the issuance of housing revenue refunding bonds and was current.

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

Great Southern offers a variety of secured consumer loans, including automobile loans, boat loans, home equity loans and loans secured by savings deposits. In addition, Great Southern also offers home improvement loans, guaranteed student loans and unsecured consumer loans. Consumer loans, excluding those covered by loss sharing agreements, totaled $221 million and $184 million at December 31, 2012 and 2011, respectively, or 8.7% and 8.0%, respectively, of the Bank's total loan portfolio.  At December 31, 2012 and 2011, consumer loans (net of fair value discounts) covered by loss sharing agreements totaled $61 million and $34 million, respectively, and represented approximately 2.4% and 1.5%, respectively, of the Bank’s total loan portfolio.

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

Beginning in 1998, the Bank implemented indirect lending relationships, primarily with automobile dealerships.  Through these dealer relationships, the dealer completes the application with the consumer and then submits it to the Bank for credit approval.  While the Bank’s initial concentrated effort was on automobiles, the program has evolved for use with other tangible products where financing of the product is provided through the seller, including boats and manufactured homes.  At December 31, 2012 and 2011, the Bank had $179.7 million and $158.3 million, respectively, of indirect auto, boat, modular home and recreational vehicle loans in its portfolio, including loans totaling $14.9 million and $22.8 million, respectively, which are covered by loss sharing agreements.

The Company acquired student loans through the Vantus Bank FDIC-assisted transaction totaling $1.9 million at the acquisition date of September 4, 2009, of which $842,000 were guaranteed by Iowa Student Loans.  At December 31, 2012 and 2011, the balance of these student loans was $512,000 and $505,000, respectively, none of which was guaranteed.  The student loans are administered by Iowa Student Loan Liquidity Corporation.

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

Over the years, a number of banks, both locally and regionally, have sought to diversify the risk in their portfolios. In order to take advantage of this situation, Great Southern purchases participations in commercial real estate and commercial construction loans. Great Southern subjects these loans to its normal underwriting standards used for originated loans and rejects any credits that do not meet those guidelines. The originating bank retains the servicing of these loans. Excluding those loans acquired and covered by loss sharing agreements with the FDIC, the Bank purchased $12.3 million and $-0- of these loans in the fiscal years ended December 31, 2012 and 2011, respectively. Of the total $15.8 million of purchased participation loans outstanding at December 31, 2012, $6.3 million was purchased from one institution, secured by one property located in Illinois. None of the loans in this relationship were non-performing at December 31, 2012. At December 31, 2012 and 2011, loans (net of fair value discounts) which were covered by loss sharing agreements with the FDIC included purchased and participation loans of $25.6 million and $50.4 million, respectively.  These amounts represent the undiscounted balance of these loans.

Excluding portfolios of loans acquired in FDIC-assisted transactions and branch purchases and the participation loan purchases noted above, the Bank has not made any whole loan purchases in the last five years. The Bank's total loan portfolio consisted of purchased whole loans of approximately $18,000 at December 31, 2012.

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

The Bank sold one- to four-family whole real estate loans and loan participations in aggregate amounts of $263.3 million, $187.8 million and $175.9 million during fiscal 2012, 2011 and 2010, respectively. Sales of whole real estate loans and participations in real estate loans can be beneficial to the Bank since these sales generally generate income at the time of sale, produce future servicing income on loans where servicing is retained, provide funds for additional lending and other investments, and increase liquidity.

The Bank sold guaranteed student loans in aggregate amounts of $-0-, $799,000 and $22.1 million during fiscal 2012, 2011 and 2010, respectively. During 2010, the federal government made changes to the student loan program which removed banks from the origination and servicing functions.  As a result, the Company was required to sell all of the guaranteed student loans it had remaining prior to December 31, 2010.

Gains, losses and transfer fees on sales of loans and loan participations are recognized at the time of the sale. When real estate loans and loan participations sold have an average contractual interest rate that differs from the agreed upon yield to the purchaser (less the agreed upon servicing fee), resulting gains or losses are recognized in an amount equal to the present value of the differential over the estimated remaining life of the loans. Any resulting discount or premium is accreted or amortized over the same estimated life using a method approximating the level yield interest method. When real estate loans and loan participations are sold with servicing released, as the Bank primarily does, an additional fee is received for the servicing rights. Net gains and transfer fees on sales of loans for fiscal 2012, 2011 and 2010 were $5.5 million, $3.5 million and $3.8 million, respectively. Of these amounts, $-0-, $-0-and $227,000, respectively, were gains from the sale of guaranteed student loans and $5.5 million, $3.5 million and $3.5 million, respectively, were gains from the sale of fixed-rate residential loans.

Although most loans currently sold by the Bank are sold with servicing released, the Bank had the servicing rights for approximately $158.4 million and $170.3 million at December 31, 2012 and 2011, respectively, of loans owned by others. The servicing of these loans generated fees (net of amortization of the servicing rights) to the Bank for the years ended December 31, 2012, 2011 and 2010, of $132,000, $1,000 and $(53,000), respectively.  In 2010, amortization expense exceeded servicing fees earned as servicing was retained on fewer loans that were sold.

In addition to interest earned on loans and loan origination fees, the Bank receives fees for loan commitments, letters of credit, prepayments, modifications, late payments, transfers of loans due to changes of property ownership and other miscellaneous services. The fees vary from time to time, generally depending on the supply of funds and other competitive conditions in the market. Fees from prepayments, commitments, letters of credit and late payments totaled $1.2 million, $808,000 and $906,000 for the years ended December 31, 2012, 2011 and 2010, respectively. Loan origination fees, net of related costs, are accounted for in accordance with FASB ASC 310-20, Receivables – Nonrefundable Fees and Other Costs. Loan fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized in interest income using the level-yield method over the contractual life of the loan. For further discussion of this matter, see Note 1 of the accompanying audited financial statements.

Loan Delinquencies and Defaults

For legacy loans when a borrower fails to make a required payment on a loan, the Bank attempts to cause the delinquency to be cured by contacting the borrower. In the case of loans secured by residential real estate, a late notice is sent 15 days after the due date. If the delinquency is not cured by the 30th day, a delinquent notice is sent to the borrower.

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

The following tables set forth our loans by aging category:

	December 31, 2012
										Total
										Loans
	30-59 Days Past Due		60-89 Days Past Due		Over 90 Days		Total Past Due		Current	Receivable
	#	Amount	#	Amount	#	Amount	#	Amount	Amount	Amount
	(Dollars In Thousands)
One- to four-family residential construction	1	$178	—	$—	—	$—	1	$178	$28,893	$29,071
Subdivision construction	4	478	—	—	1	3	5	481	35,324	35,805
Land development	—	—	—	—	3	2,471	3	2,471	60,088	62,559
Commercial construction	—	—	—	—	—	—	—	—	150,515	150,515
Owner occupied one- to four-family residential	34	3,305	6	263	19	2,352	59	5,920	77,939	83,859
Non-owner occupied one- to four-family residential	24	2,600	—	—	12	1,905	36	4,505	140,953	145,458
Commercial real estate	6	1,346	5	726	9	8,324	20	10,396	681,981	692,377
Other residential	1	3,741	—	—	—	—	1	3,741	263,777	267,518
Commercial business	15	2,094	3	153	8	4,139	26	6,386	258,245	264,631
Industrial revenue bonds	—	—	—	—	1	2,110	1	2,110	41,652	43,762
Consumer auto	105	690	11	73	30	120	146	883	81,727	82,610
Consumer other	71	1,522	9	242	28	834	108	2,598	81,217	83,815
Home equity lines of credit	7	185	6	146	11	220	24	551	53,674	54,225
FDIC-supported loans, net of discounts (TeamBank)	26	1,608	8	2,077	52	8,020	86	11,705	65,910	77,615
FDIC-supported loans, net of discounts (Vantus Bank)	41	1,545	10	669	47	5,641	98	7,855	87,628	95,483
FDIC-supported loans, net of discounts (Sun Security Bank)	29	1,539	9	384	118	21,342	156	23,265	68,524	91,519
FDIC-supported loans, net of discounts (InterBank)	92	10,212	32	4,662	223	33,928	347	48,802	210,430	259,232
	456	31,043	99	9,395	562	91,409	1,117	131,847	2,388,207	2,520,054
Less FDIC-supported loans, net of discounts	188	14,904	59	7,792	440	68,931	687	91,627	432,222	523,849

Total	268	$16,139	40	$1,603	122	$22,478	430	$40,220	$1,955,985	$1,996,205

	December 31, 2011
										Total
										Loans
	30-59 Days Past Due		60-89 Days Past Due		Over 90 Days		Total Past Due		Current	Receivable
	#	Amount	#	Amount	#	Amount	#	Amount	Amount	Amount
	(Dollars In Thousands)
One- to four-family residential construction	7	$2,082	3	$342	1	$186	11	$2,610	$21,366	$23,976
Subdivision construction	3	4,014	1	388	11	6,661	15	11,063	50,077	61,140
Land development	—	—	1	4	4	2,655	5	2,659	66,112	68,771
Commercial construction	—	—	—	—	—	—	—	—	119,589	119,589
Owner occupied one- to four-family residential	7	833	—	—	32	3,888	39	4,721	87,273	91,994
Non-owner occupied one- to four-family residential	1	117	—	—	39	3,425	40	3,542	142,239	145,781
Commercial real estate	4	6,323	2	535	9	6,204	15	13,062	626,795	639,857
Other residential	—	—	—	—	—	—	—	—	243,742	243,742
Commercial business	4	426	1	10	11	1,362	15	1,798	234,586	236,384
Industrial revenue bonds	—	—	—	—	1	2,110	1	2,110	57,640	59,750
Consumer auto	80	455	15	56	20	117	115	628	58,740	59,368
Consumer other	491	1,508	15	641	32	715	538	2,864	74,676	77,540
Home equity lines of credit	2	45	3	29	11	174	16	248	46,866	47,114
FDIC-supported loans, net of discounts (TeamBank)	20	2,422	4	862	88	19,215	112	22,499	106,376	128,875
FDIC-supported loans, net of discounts (Vantus Bank)	48	562	11	57	41	5,999	100	6,618	116,418	123,036
FDIC-supported loans, net of discounts (Sun Security Bank)	62	5,628	52	6,851	104	40,299	218	52,778	91,848	144,626
	729	24,415	108	9,775	404	93,010	1,241	127,062	2,144,343	2,271,543
Less FDIC-supported loans, net of discounts	130	8,612	67	7,770	233	65,513	430	81,895	314,642	396,537

Total	599	$15,803	41	$2,005	171	$27,497	811	$45,305	$1,829,701	$1,875,006

Classified Assets

Federal regulations provide for the classification of loans and other assets such as debt and equity securities considered to be of lesser quality as "substandard," "doubtful" or "loss" assets. The regulations require insured institutions to classify their own assets and to establish prudent specific allocations for losses from assets classified "substandard" or "doubtful." “Substandard” assets include those characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.  Assets classified as “doubtful,” have all the weaknesses inherent in those classified as “substandard” with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.  For the portion of assets classified as "loss," an institution is required to either establish specific allowances of 100% of the amount classified or charge such amount off its books. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess a potential weakness (referred to as “special mention” assets), are required to be listed on the Bank's watch list and monitored for further deterioration. In addition, a bank's regulators may require the establishment of a general allowance for losses based on the general quality of the asset portfolio of the bank. Following are the total classified assets at December 31, 2012 and 2011, per the Bank's internal asset classification list, excluding assets acquired through FDIC-assisted transactions which are covered by loss sharing agreements. The allowances for loan losses reflected below are the portions of the Bank’s total allowances for loan losses relating to these classified loans.  There were no significant off-balance sheet items classified at December 31, 2012 and 2011.

	December 31, 2012
Asset Category	Substandard	Doubtful		Loss		Total Classified	Allowance for Losses
	(In Thousands)

Investment securities	$416	$	---	$	---	$416	$	---
Loans	70,735		1,000		---	71,735		10,822
Foreclosed assets	50,144		---		---	50,144		---
Total	$121,295		$1,000	$	---	$122,295		$10,822

	December 31, 2011
Asset Category	Substandard	Doubtful		Loss		Total Classified	Allowance for Losses
	(In Thousands)

Investment securities	$1,190	$	---	$	---	$1,190	$	---
Loans	81,581		---		---	81,581		9,167
Foreclosed assets	48,001		---		---	48,001		---
Total	$130,772	$	---	$	---	$130,772		$9,167
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

Former TeamBank, Vantus Bank, Sun Security Bank and InterBank non-performing assets, including foreclosed assets, are not included in the totals of non-performing assets below due to the respective loss sharing agreements with the FDIC, which substantially cover principal losses that may be incurred in these portfolios. In addition, these covered assets were recorded at their estimated fair values as of March 20, 2009, for TeamBank, September 4, 2009, for Vantus Bank, October 7, 2011 for Sun Security Bank and April 27, 2012 for InterBank.  The total book value of these non-performing assets (net of discounts) was $87.7 million and $96.3 million at December 31, 2012 and 2011, respectively. The Company does generate some yield on the non-performing loans due to the accretion of a portion of the discount on these loans. No material additional losses or changes to these estimated fair values have been identified as of December 31, 2012, other than the adjustment of the provisional fair value measurements of the former TeamBank loan portfolio.

	December 31,
	2012		2011		2010		2009		2008
	(In Thousands)

Non-accruing loans:
One- to four-family residential	$4,020		$7,273		$5,555		$6,720		$3,635
One- to four-family construction	---		186		578		373		2,187
Other residential	---		---		4,203		479		9,344
Commercial real estate	8,324	(1)	6,204	(2)	6,074	(3)	8,888	(4)	2,480
Other commercial	6,249	(5)	3,472		3,832		743		1,220
Commercial construction	2,474		9,316	(6)	7,528	(7)	8,310	(8)	13,703	(9)
Consumer	699		640		1,063		487		315

Total gross non-accruing loans	21,766		27,091		28,833		26,000		32,884

Loans over 90 days delinquent still accruing interest:
One- to four-family residential	237		40		---		103		---
Commercial real estate	---		---		---		---		---
Other commercial	---		---		---		---		---
Commercial construction	---		---		---		---		---
Consumer	475		366		587		387		318
Total loans over 90 days delinquent still accruing interest	712		406		587		490		318

Other impaired loans	---		---		---		---		---

Total gross non-performing loans	22,478		27,497		29,420		26,490		33,202

Foreclosed assets:
One- to four-family residential	1,200		1,849		2,896		5,662		4,810
One- to four-family construction	627		1,630		2,510		1,372		3,148
Other residential	7,232		7,853		4,178		---		---
Commercial real estate	2,738		2,290		4,565		2,143		6,905
Commercial construction	37,716		31,954		34,433		28,586		17,050
Other commercial	160		85		---		---		---

Total foreclosed assets	49,673		45,661		48,582		37,763		31,913

Repossessions	471		1,211		318		572		746

Total gross non-performing assets	$72,622		$74,369		$78,320		$64,825		$65,861
Total gross non-performing assets as a percentage of average total assets	1.81%		2.13%		2.30%		1.90%		2.61%
________________________
(1)	One relationship was $3.7 million of this total at December 31, 2012.
(2)	The largest loan in this category had a balance of $2.5 million at December 31, 2011.
(3)	The largest two loans in this category were $1.4 million and $1.0 million, respectively, at December 31, 2010
(4)	One relationship was $2.8 million of this total at December 31, 2009.
(5)	One relationship was $2.6 million of this total at December 31, 2012.
(6)	One relationship was $3.6 million of this total at December 31, 2011.
(7)	The largest loan in this category had a balance of $2.0 million at December 31, 2010.
(8)	A portion of one relationship was $4.0 million of this total at December 31, 2009. The total relationship was $5.3 million.
(9)	One relationship was $8.3 million of this total at December 31, 2008.

See Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-performing Assets” for further information.

Gross impaired loans totaled $102.6 million at December 31, 2012 and $107.5 million at December 31, 2011. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due.  See Note 3 “Loans” of the accompanying audited financial statements included in Item 8 for additional information including further detail of non-accruing loans and impaired loans and details of troubled debt restructurings.  See also Note 15 “Disclosures About Fair Value of Financial Instruments” of the accompanying audited financial statements included in Item 8 for additional information.

For the year ended December 31, 2012, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $1.8 million. No interest income was included on these loans for the year ended December 31, 2012. For the year ended December 31, 2011, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $2.4 million. No interest income was included on these loans for the year ended December 31, 2011.

Restructured Troubled Debt

Included in non-performing loans at December 31, 2012 and 2011, were loans modified in troubled debt restructurings as follows:

	December 31, 2012
	Total		Non-accruing
	Restructured	Accruing	Restructured
	Troubled Debt	Interest	Troubled Debt
	(In Thousands)

Commercial real estate	$26,931	$22,528	$4,403
One- to four-family residential	7,089	4,199	2,890
Other residential	7,918	7,918	—
Construction	2,807	2,554	253
Commercial	1,875	875	1,000
Consumer	148	66	82
	$46,768	$38,140	$8,628

	December 31, 2011
	Total		Non-accruing
	Restructured	Accruing	Restructured
	Troubled Debt	Interest	Troubled Debt
	(In Thousands)

Commercial real estate	$31,300	$28,400	$2,900
One- to four-family residential	17,000	7,452	9,548
Other residential	12,100	12,100	—
Construction	9,000	2,587	6,413
Commercial	671	199	472
Consumer	156	62	94
	$70,227	$50,800	$19,427

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

At December 31, 2012 and 2011, Great Southern had an allowance for losses on loans of $40.6 million and $41.2 million, respectively, of which $11.4 million and $10.0 million, respectively, had been allocated as an allowance for specific loans.  All loans with specific allowances were considered to be impaired loans. The allowance and the activity within the allowance during 2012 and 2011 are discussed further in Note 3 “Loans and Allowance for Loan Losses” of the accompanying audited financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 8 and Item 7 of this Report, respectively.

The allocation of the allowance for losses on loans at the dates indicated is summarized as follows. The table is based on information prepared in accordance with generally accepted accounting principles.

	December 31,
	2012		2011		2010		2009		2008
		% of		% of		% of
		Loans to		Loans to		Loans to		% of		% of
		Total		Total		Total		Loans to		Loans to
		Loans		Loans		Loans		Total		Total
	Amount	(2)	Amount	(2)	Amount	(2)	Amount	Loans	Amount	Loans
	(Dollars In Thousands)
One- to four-family residential and construction	$6,820	15.2%	$11,424	18.1%	$11,453	21.3%	$11,698	22.5%	$11,942	25.1%
Other residential and construction	4,327	14.6	3,088	14.3	3,866	12.8	3,006	11.8	2,667	10.5
Commercial real estate	17,433	36.4	18,390	36.7	14,336	35.2	9,281	32.4	4,049	29.4
Commercial construction	3,938	9.8	2,952	8.8	5,852	9.6	9,663	10.7	6,371	16.9
Other commercial	5,093	13.1	2,974	12.4	2,481	10.9	3,590	12.0	1,897	7.6
Consumer and overdrafts	3,021	10.9	2,374	9.7	2,669	10.2	2,863	10.6	2,237	10.5
Loans covered by loss sharing agreements (1)	17	---	30	---	830	---	---	---	---	---
Total	$40,649	100.0%	$41,232	100.0%	$41,487	100.0%	$40,101	100.0%	$29,163	100.0%

______________
(1) Associated with these allowances at December 31, 2012 and 2011, are receivables from the FDIC totaling $14,000 and $24,000, respectively, under the loss sharing agreements which will be collected if the losses are realized.
(2) Excludes loans covered by loss sharing agreements.

The following table sets forth an analysis of activity in the Bank's allowance for losses on loans showing the details of the activity by types of loans. The table is based on information prepared in accordance with generally accepted accounting principles.

	December 31,
	2012	2011	2010	2009	2008
	(Dollars In Thousands)

Balance at beginning of period	$41,232	$41,487	$40,101	$29,163	$25,459
Charge-offs:
One- to four-family residential	3,203	2,666	3,069	2,714	1,278
Other residential	3,579	8,019	1,214	1,878	342
Commercial real estate	18,010	13,862	11,495	9,235	886
Construction	18,027	9,770	17,407	6,977	7,501
Consumer, overdrafts and other loans	3,082	3,496	4,084	4,700	4,111
Other commercial	2,390	2,842	2,779	4,935	38,909

Total charge-offs	48,291	40,655	40,048	30,439	53,027

Recoveries:
One- to four-family residential	227	38	162	776	111
Other residential	347	1,547	151	---	---
Commercial real estate	701	57	606	19	164
Construction	882	455	561	1,207	334
Consumer, overdrafts and other loans	307	1,891	2,295	2,173	2,279
Other commercial	1,381	1,076	2,029	1,402	1,643

Total recoveries	3,845	5,064	5,804	5,577	4,531

Net charge-offs	44,446	35,591	34,244	24,862	48,496
Provision for losses on loans	43,863	35,336	35,630	35,800	52,200

Balance at end of period	$40,649	$41,232	$41,487	$40,101	$29,163
Ratio of net charge-offs to average loans outstanding	2.43%	2.09%	2.05%	1.44%	2.63%

Investment Activities

Excluding securities issued by the United States Government, or its agencies, there were no investment securities in excess of 10% of the Company’s stockholders’ equity at December 31, 2012, 2011 and 2010, respectively.  Agencies, for this purpose, primarily include Freddie Mac, Fannie Mae, Ginnie Mae and FHLBank.

As of December 31, 2012 and 2011, the Bank held approximately $920,000 and $1.9 million, respectively, in principal amount of investment securities which the Bank intends to hold until maturity. As of such dates, these securities had fair values of approximately $1.1 million and $2.1 million, respectively. In addition, as of December 31, 2012 and 2011, the Company held approximately $807.0 million and $875.4 million, respectively, in principal amount of investment securities which the Company classified as available-for-sale. See Notes 1 and 2 of the accompanying audited financial statements included in Item 8 of this Report.

The amortized cost and fair values of, and gross unrealized gains and losses on, investment securities at the dates indicated are summarized as follows.

	December 31, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)

AVAILABLE-FOR-SALE SECURITIES:
U.S. government agencies	$30,000	$40	$—	$30,040
Collateralized mortgage obligations	3,939	576	8	4,507
Mortgage-backed securities	582,039	14,861	814	596,086
Small Business Administration loan pools	50,198	1,295	—	51,493
States and political subdivisions	114,372	8,506	—	122,878
Equity securities	847	1,159	—	2,006
	$781,395	$26,437	$822	$807,010

HELD-TO-MATURITY SECURITIES
States and political subdivisions	$920	$164	$—	$1,084

	December 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)

AVAILABLE-FOR-SALE SECURITIES:
U.S. government agencies	$20,000	$60	$—	$20,060
Collateralized mortgage obligations	5,220	—	380	4,840
Mortgage-backed securities	628,729	13,728	802	641,655
Small Business Administration loan pools	55,422	1,070	—	56,492
States and political subdivisions	145,663	5,478	903	150,238
Corporate bonds	50	245	—	295
Equity securities	1,230	601	—	1,831
	$856,314	$21,182	$2,085	$875,411

HELD-TO-MATURITY SECURITIES
States and political subdivisions	$1,865	$236	$—	$2,101

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)

AVAILABLE-FOR-SALE SECURITIES:
U.S. government agencies	$4,000	$—	$20	$3,980
Collateralized mortgage obligations	8,311	183	814	7,680
Mortgage-backed securities	590,085	10,879	1,753	599,211
Small Business Administration loan pools	60,063	851	—	60,914
States and political subdivisions	99,314	378	4,075	95,617
Corporate bonds	49	—	28	21
Equity securities	1,230	893	—	2,123
	$763,052	$13,184	$6,690	$769,546

HELD-TO-MATURITY SECURITIES
States and political subdivisions	$1,125	$175	$—	$1,300

Additional details of the Company's collateralized mortgage obligations and mortgage-backed securities at December 31, 2012, are described as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Collateralized mortgage obligations
Nonagency variable	$3,939	$576	$8	$4,507

Mortgage-backed securities
FHLMC fixed	$6,482	$696	$—	$7,178
FHLMC hybrid ARM	35,431	2,494	—	37,925

Total FHLMC	41,913	3,190	—	45,103

FNMA fixed	9,728	845	—	10,573
FNMA hybrid ARM	50,202	1,799	302	51,699

Total FNMA	59,930	2,644	302	62,272

GNMA fixed	7	—	—	7
GNMA hybrid ARM	480,189	9,027	512	488,704

Total GNMA	480,196	9,027	512	488,711

	$582,039	$14,861	$814	$596,086

Total fixed	$16,217	$1,541	$—	$17,758
Total hybrid ARM	565,822	13,320	814	578,328

	$582,039	$14,861	$814	$596,086

The following tables present the contractual maturities and weighted average tax-equivalent yields of available-for-sale securities at December 31, 2012.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Cost	Tax-Equivalent Amortized Yield	Fair Value
	(Dollars In Thousands)
One year or less	$—	0.00%	$—
After one through five years	505	6.79%	520
After five through ten years	10,140	5.45%	10,635
After ten years	183,925	3.91%	193,256
Securities not due on a single maturity date	585,979	2.41%	600,593
Equity securities	847	0.00%	2,006

Total	$781,395	2.80%	$807,010

	One Year or Less		After One Through Five Years		After Five Through Ten Years		After Ten Years	Securities Not Due on a Single Maturity Date		Equity Securities		Total
	(In Thousands)

U.S. government agencies	$	---	$	---	$	---	$30,040	$	---	$	---	$30,040
Collateralized mortgage obligations		---		---		---	---		4,507		---	4,507
Mortgage-backed securities		---		---		---	---		596,086		---	596,086
Small Business Administration loan pools		---		---		---	51,493		---		---	51,493
States and political subdivisions		---		520		10,635	111,723		---		---	122,878
Equity securities		---		---		---	---		---		2,006	2,006

Total	$	---		$520		$10,635	$193,256		$600,593		$2,006	$807,010

The following table presents the contractual maturities and weighted average tax-equivalent yields of held-to-maturity securities at December 31, 2012.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Cost	Tax-Equivalent Amortized Yield	Approximate Fair Value
	(Dollars In Thousands)
After five through ten years	$920	7.37%	$1,084

The following table shows our investments' gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2012, 2011 and 2010, respectively:

	2012
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)

Collateralized mortgage
obligations	$—	$—	$414	$(8)	$414	$(8)
Mortgage-backed securities	106,136	(814)	—	—	106,136	(814)
	$106,136	$(814)	$414	$(8)	$106,550	$(822)

	2011
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)

Collateralized mortgage
obligations	$3,760	$(110)	$1,460	$(270)	$5,220	$(380)
Mortgage-backed securities	61,720	(365)	91,824	(437)	153,544	(802)
States and political
subdivisions	6,436	(44)	7,381	(859)	13,817	(903)
	$71,916	$(519)	$100,665	$(1,566)	$172,581	$(2,085)

	2010
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)

U.S. government agencies	$3,980	$(20)	$—	$—	$3,980	$(20)
Collateralized mortgage
obligations	—	—	1,809	(814)	1,809	(814)
Mortgage-backed securities	231,524	(1,753)	—	—	231,524	(1,753)
States and political
subdivisions	56,221	(2,328)	5,257	(1,747)	61,478	(4,075)
Corporate bonds	8	(24)	14	(4)	22	(28)
	$291,733	$(4,125)	$7,080	$(2,565)	$298,813	$(6,690)

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

The Company’s consolidated statements of income as of December 31, 2012, 2011 and 2010, reflect the full impairment (that is, the difference between the security’s amortized cost basis and fair value) on debt securities that the Company intends to sell or would more likely than not be required to sell before the expected recovery of the amortized cost basis.  For available-for-sale and held-to-maturity debt securities that management has no intent to sell and believes that it more likely than not will not be required to sell prior to recovery, only the credit loss component of the impairment is recognized in earnings, while the noncredit loss is recognized in accumulated other comprehensive income.  The credit loss component recognized in earnings is identified as the amount of principal cash flows not expected to be received over the remaining term of the security as projected based on cash flow projections.

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

Deposits. The Bank attracts both short-term and long-term deposits from the general public by offering a wide variety of accounts and rates and also purchases brokered deposits from time to time. The Bank offers regular savings accounts, checking accounts, various money market accounts, fixed-interest rate certificates with varying maturities, certificates of deposit in minimum amounts of $100,000 ("Jumbo" accounts), brokered certificates and individual retirement accounts.  Total deposits decreased during 2010 primarily as a result of reductions in brokered deposits.  In 2011, the Bank increased its deposits through internal growth and through the assumption of deposits in an FDIC-assisted transaction.  The Bank has maintained a high percentage of those deposits through 2012.  In 2012, deposits increased again through internal growth and the assumption of deposits in an FDIC-assisted transaction.  The Bank has maintained a high percentage of those non-time deposits through 2012 as well.  Time deposits assumed in the 2012 transaction have decreased, as the Bank reduced rates paid on these types of deposits.  Approximately 50% of the deposits assumed in the 2012 transaction have renewed at the new rates upon maturity.

The following table sets forth the dollar amount of deposits, by interest rate range, in the various types of deposit programs offered by the Bank at the dates indicated.

	December 31,
	2012		2011		2010
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars In Thousands)
Time deposits:
0.00% - 0.99%	$666,573	21.14%	$432,778	14.60%	$234,614	9.04%
1.00% - 1.99%	426,589	13.53	628,063	21.19	604,005	23.27
2.00% - 2.99%	90,539	2.87	158,696	5.35	298,029	11.48
3.00% - 3.99%	13,240	0.42	17,228	0.58	28,398	1.09
4.00% - 4.99%	5,190	0.16	26,526	0.90	126,001	4.86
5.00% and above	1,816	0.06	5,708	0.19	8,657	0.33

Total time deposits	1,203,947	38.18	1,268,999	42.82	1,299,704	50.07
Non-interest-bearing demand deposits	385,778	12.23	330,813	11.16	257,569	9.92
Interest-bearing demand and savings deposits (0.33%-0.61%-0.83%)	1,563,468	49.59	1,363,727	46.02	1,038,620	40.01

Total Deposits	$3,153,193	100.00%	$2,963,539	100.00%	$2,595,893	100.00%

A table showing maturity information for the Bank's time deposits as of December 31, 2012, is presented in Note 8 of the accompanying audited financial statements, which are included in Item 8 of this Report.

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

The following table sets forth the time remaining until maturity of the Bank's time deposits as of December 31, 2012. The table is based on information prepared in accordance with generally accepted accounting principles.

	Maturity
	3 Months or Less	Over 3 Months to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
	(In Thousands)

Time deposits:
Less than $100,000	$158,500	$121,813	$193,658	$158,589	$632,560
$100,000 or more	99,831	75,071	126,442	129,881	431,225
Brokered	35,215	31,640	21,614	30,625	119,094
Public funds(1)	2,198	9,008	6,575	3,287	21,068

Total	$295,744	$237,532	$348,289	$322,382	$1,203,947
______________ (1) Deposits from governmental and other public entities.

Brokered deposits. Brokered deposits are marketed through national brokerage firms to their customers in $1,000 increments. The Bank maintains only one account for the total deposit amount while the detailed records of owners are maintained by the Depository Trust Company under the name of CEDE & Co. The deposits are transferable just like a stock or bond investment and the customer can open the account with only a phone call, just like buying a stock or bond. This provides a large deposit for the Bank at a lower operating cost since the Bank only has one account to maintain versus several accounts with multiple interest and maturity dates. At December 31, 2012 and 2011, the Bank had approximately $119.1 million and $264.6 million in brokered deposits, respectively.

Included in the brokered deposits total at December 31, 2012 and 2011, was $109.1 million and $216.3 million, respectively in Certificate of Deposit Account Registry Service (CDARS) customer deposit accounts.  There were no CDARS purchased funds at December 31, 2012 or 2011.  CDARS customer deposit accounts are accounts that are just like any other deposit account on the Company’s books, except that the account total exceeds the FDIC deposit insurance maximum. When a customer places a large deposit with a CDARS Network bank, that bank uses CDARS to place the funds into deposit accounts issued by other banks in the CDARS Network. This occurs in increments of less than the standard FDIC insurance maximum, so that both principal and interest are eligible for complete FDIC protection. Other Network Members do the same thing with their customers' funds.

Unlike non-brokered deposits where the deposit amount can be withdrawn prior to maturity with a penalty for any reason, including increasing interest rates, a brokered deposit (excluding CDARS) can only be withdrawn in the event of the death, or court declared mental incompetence, of the depositor. This allows the Bank to better manage the maturity of its deposits. Currently, the rates offered by the Bank for brokered deposits are comparable to that offered for retail certificates of deposit of similar size and maturity.  Because the Bank has kept higher levels of liquidity since the economic recession began in 2008, we have gradually reduced the amount of brokered deposits (excluding CDARS) utilized since December 31, 2008.

The Company may use interest rate swaps from time to time to manage its interest rate risks from recorded financial liabilities. In the past, the Company entered into interest rate swap agreements with the objective of economically hedging against the effects of changes in the fair value of its liabilities for fixed rate brokered certificates of deposit caused by changes in market interest rates. These interest rate swaps allowed the Company to create funding of varying maturities at a variable rate that in the past has approximated three-month LIBOR.  The Company did not utilize these types of interest rate swaps in 2012, 2011 or 2010.

Borrowings. Great Southern's other sources of funds include advances from the FHLBank, a Qualified Loan Review ("QLR") arrangement with the FRB, customer repurchase agreements and other borrowings.

As a member of the FHLBank, the Bank is required to own capital stock in the FHLBank and is authorized to apply for advances from the FHLBank. Each FHLBank credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLBank may prescribe the acceptable uses for these advances, as well as other risks on availability, limitations on the size of the advances and repayment provisions. At December 31, 2012 and 2011, the Bank's FHLBank advances outstanding were $126.7 million and $184.4 million, respectively.

The FRB has a QLR program where the Bank can borrow on a temporary basis using commercial loans pledged to the FRB. Under the QLR program, the Bank can borrow any amount up to a calculated collateral value of the commercial loans pledged, for virtually any reason that creates a temporary cash need. Examples of this could be: (1) the need to fund for late outgoing wires or cash letter settlements, (2) the need to disburse one or several loans but the permanent source of funds will not be available for a few days; (3) a temporary spike in interest rates on other funding sources that are being used; or (4) the need to purchase a security for collateral pledging purposes a few days prior to the funds becoming available on an existing security that is maturing. The Bank had commercial loans pledged to the FRB at December 31, 2012 that would have allowed approximately $446.6 million to be borrowed under the above arrangement.  There were no outstanding borrowings from the FRB at December 31, 2012 or 2011 and the facility was not used during 2012 or 2011.

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

In September 2008, the Company entered into a structured repo borrowing transaction for $50 million.  This borrowing now bears interest at a fixed rate of 4.34%.  This borrowing matures September 15, 2015, and has a call provision that allows the repo counterparty to call the borrowing quarterly beginning September 15, 2012.  The Company pledges investment securities to collateralize this borrowing.

In November 2006, Great Southern Capital Trust II ("Trust II"), a statutory trust formed by the Company for the purpose of issuing the securities, issued $25,000,000 aggregate liquidation amount of floating rate cumulative trust preferred securities. The Trust II securities bear a floating distribution rate equal to 90-day LIBOR plus 1.60%. The Trust II securities were redeemable at the Company's option beginning in February 2012, and if not sooner redeemed, mature on February 1, 2037. The Trust II securities were sold in a private transaction exempt from registration under the Securities Act of 1933, as amended. The gross proceeds of the offering were used to purchase Junior Subordinated Debentures from the Company totaling $25.8 million and bearing an interest rate identical to the distribution rate on the Trust II securities. The initial interest rate on the Trust II debentures was 6.98%. The interest rate was 1.91% and 2.03% at December 31, 2012 and 2011, respectively.

In July 2007, Great Southern Capital Trust III ("Trust III"), a statutory trust formed by the Company for the purpose of issuing the securities, issued $5,000,000 aggregate liquidation amount of floating rate cumulative trust preferred securities. The Trust III securities bear a floating distribution rate equal to 90-day LIBOR plus 1.40%. The Trust III securities were redeemable at the Company's option beginning in October 2012, and if not sooner redeemed, mature on October 1, 2037. The Trust III securities were sold in a private transaction exempt from registration under the Securities Act of 1933, as amended. The gross proceeds of the offering were used to purchase Junior Subordinated Debentures from the Company totaling $5.2 million and bearing an interest rate identical to the distribution rate on the Trust III securities. The initial interest rate on the Trust III debentures was 6.76%. The interest rate was 1.76% and 1.77% at December 31, 2012 and 2011, respectively.

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

	Year Ended December 31,
	2012	2011	2010
	(Dollars In Thousands)

FHLBank Advances:
Maximum balance	$181,780	$184,437	$168,443
Average balance	145,464	159,148	162,378
Weighted average interest rate	3.05%	3.29%	3.40%

The following table sets forth certain information as to the Company's FHLBank advances at the dates indicated.

	December 31,
	2012	2011	2010
	(Dollars In Thousands)

FHLBank advances	$126,730	$184,437	$153,525

Weighted average interest rate of FHLBank advances	3.89%	4.02%	3.96%

The following tables set forth the maximum month-end balances, average daily balances and weighted average interest rates of other borrowings during the periods indicated.

	Year Ended December 31, 2012
	Maximum Balance	Average Balance	Weighted Average Interest Rate
	(Dollars In Thousands)
Other Borrowings:
Securities sold under reverse repurchase agreements	$225,859	$212,092	0.15%
Other	772	560	---

Total		$212,652	0.15%
Total maximum month-end balance	$226,381

	Year Ended December 31, 2011
	Maximum Balance	Average Balance	Weighted Average Interest Rate
	(Dollars In Thousands)
Other Borrowings:
Securities sold under reverse repurchase agreements	$276,910	$250,149	0.27%
Other	778	678	---

Total		$250,827	0.27%
Total maximum month-end balance	$277,688

	Year Ended December 31, 2010
	Maximum Balance	Average Balance	Weighted Average Interest Rate
	(Dollars In Thousands)
Other Borrowings:
Securities sold under reverse repurchase agreements	$328,317	$291,400	0.36%
Other	778	292	---

Total		$291,692	0.36%
Total maximum month-end balance	$328,567

The following tables set forth year-end balances and weighted average interest rates of the Company's other borrowings at the dates indicated.

	December 31,
	2012		2011		2010
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
	(Dollars In Thousands)
Other borrowings:
Securities sold under reverse repurchase agreements	$179,644	0.07%	$216,737	0.22%	$257,180	0.26%
Other	772	—	660	—	778	—

Total	$180,416	0.07%	$217,397	0.22%	$257,958	0.26%
The following table sets forth the maximum month-end balances, average daily balances and weighted average interest rates of structured repurchase agreements during the periods indicated.

	Year Ended December 31,
	2012	2011	2010
	(Dollars In Thousands)
Structured repurchase agreements:
Maximum balance	$53,086	$53,138	$53,189
Average balance	53,066	53,117	53,169
Weighted average interest rate	4.33%	4.31%	4.31%

The following table sets forth certain information as to the Company's structured repurchase agreements at the dates indicated.

	December 31,
	2012	2011	2010
	(Dollars In Thousands)

Structured repurchase agreements	$53,039	$53,090	$53,142
Weighted average interest rate of structured repurchase agreements	4.36%	4.31%	4.31%

The following table sets forth the maximum month-end balances, average daily balances and weighted average interest rates of subordinated debentures issued to capital trust during the periods indicated.

	Year Ended December 31,
	2012	2011	2010
	(Dollars In Thousands)
Subordinated debentures:
Maximum balance	$30,929	$30,929	$30,929
Average balance	30,929	30,929	30,929
Weighted average interest rate	1.99%	1.84%	1.87%

The following table sets forth certain information as to the Company's subordinated debentures issued to capital trust at the dates indicated.

	December 31,
	2012	2011	2010
	(Dollars In Thousands)

Subordinated debentures	$30,929	$30,929	$30,929
Weighted average interest rate of subordinated debentures	1.89%	1.99%	1.85%

Subsidiaries

Great Southern. As a Missouri-chartered trust company, Great Southern may invest up to 3%, which was equal to $117.9 million at December 31, 2012, of its assets in service corporations. At December 31, 2012, the Bank's total investment in Great Southern Real Estate Development Corporation ("Real Estate Development") was $2.4 million. Real Estate Development was incorporated and organized in 2003 under the laws of the State of Missouri. At December 31, 2012, the Bank's total investment in Great Southern Financial Corporation ("GSFC") was $6.3 million. GSFC is incorporated under the laws of the State of Missouri, and, until November 30, 2012 did business as Great Southern Insurance and Great Southern Travel.  At December 31, 2012, the Bank's total investment in Great Southern Community Development Company, L.L.C. (“CDC”) and its subsidiary Great Southern CDE, L.L.C. ("CDE") was $3.0 million. CDC and CDE were incorporated and organized in 2010 under the laws of the State of Missouri. At December 31, 2012, the Bank's total investment in GS, L.L.C. ("GSLLC") was $39.1 million. GSLLC was incorporated and organized in 2005 under the laws of the State of Missouri. At December 31, 2012, the Bank's total investment in GSSC, L.L.C. ("GSSCLLC") was $20.2 million. GSSCLLC was incorporated and organized in 2009 under the laws of the State of Missouri. These subsidiaries are primarily engaged in the activities described below. At December 31, 2012, the Bank's total investment in GSRE Holding, L.L.C. ("GSRE Holding") was $1.5 million. GSRE Holding was incorporated and organized in 2009 under the laws of the State of Missouri. At December 31, 2012, the Bank's total investment in GSRE Holding II, L.L.C. ("GSRE Holding II") was $-0-. GSRE Holding II was incorporated and organized in 2009 under the laws of the State of Missouri.  At December 31, 2012, the Bank's total investment in GSRE Holding III, L.L.C. ("GSRE Holding III") was $-0-. GSRE Holding III was incorporated and organized in 2012 under the laws of the State of Missouri. In addition, Great Southern has four other subsidiary companies that are not considered service corporations, GSB One, L.L.C., GSB Two, L.L.C., VFP Conclusion Holding, L.L.C. and VFP Conclusion Holding II, L.L.C.  These companies are also described below.

Great Southern Real Estate Development Corporation. Generally, the purpose of Real Estate Development is to hold real estate assets which have been obtained through foreclosure by the Bank and which require ongoing operation of a business or completion of construction. In 2012 and 2011, Real Estate Development did not hold any significant real estate assets. Real Estate Development had net income of $-0- in each of the years ended December 31, 2012 and 2011.

General Insurance Agency and Travel Agency. The Company sold these business units on November 30, 2012.

Great Southern Community Development Company, L.L.C. and Great Southern CDE, L.L.C. Generally, the purpose of CDC is to invest in community development projects that have a public benefit, and are permissible under Missouri and Kansas law.  These include such activities as investing in real estate and investing in other community development entities.  It also serves as parent to subsidiary CDE which invests in limited liability corporations (as a limited partner) for the purpose of acquiring federal tax credits to be utilized by Great Southern.  CDC had consolidated net losses of $(206,000) and $(387,000) in years ended December 31, 2012 and 2011, respectively.

GS, L.L.C. GS, L.L.C. was organized in 2005.  GSLLC is a limited liability corporation that invests in multiple limited liability corporations (as a limited partner) for the purpose of acquiring state and federal tax credits which are utilized by Great Southern.  GSLLC had net losses of $(4.3 million) and $(5.7 million) in the years ended December 31, 2012 and 2011, respectively, which primarily resulted from the cost to acquire tax credits.  These losses were offset by the tax credits utilized by Great Southern.

GSSC, L.L.C. GSSC, L.L.C. was organized in 2008.  GSSCLLC is a limited liability corporation that invests in multiple limited liability corporations (as a limited partner) for the purpose of acquiring state tax credits which are utilized by Great Southern or sold to third parties.  GSSCLLC had net income of $805,000 in the year ended December 31, 2012 and a net loss of $(196,000) in the year ended December 31, 2011.

GSRE Holding, L.L.C. Generally, the purpose of GSRE Holding is to hold real estate assets which have been obtained through foreclosure by the Bank and which require ongoing operation of a business or completion of construction.  At December 31, 2012, GSRE Holding held only cash of $1.5 million.  GSRE Holding had a net loss of $(2,000) in the year ended December 31, 2012 and net income of $345,000 in the year ended December 31, 2011.

GSRE Holding II, L.L.C. Generally, the purpose of GSRE Holding II is to hold real estate assets which have been obtained through foreclosure by the Bank and which require ongoing operation of a business or completion of construction. In 2012 and 2011, GSRE Holding II did not hold any significant real estate assets. GSRE Holding II had net income of $-0- in each of the years ended December 31, 2012 and 2011.

GSRE Holding III, L.L.C. Generally, the purpose of GSRE Holding III is to hold real estate assets which have been obtained through foreclosure by the Bank and which require ongoing operation of a business or completion of construction. In 2012, GSRE Holding III did not hold any significant real estate assets. GSRE Holding III had net income of $-0- in the year ended December 31, 2012.

GSB One, L.L.C. At December 31, 2012, the Bank's total investment in GSB One, L.L.C. ("GSB One") and GSB Two, L.L.C. ("GSB Two") was $950 million.  The capital contribution was made by transferring participations in loans to GSB Two. GSB One is a Missouri limited liability company that was formed in March of 1998.  Currently the only activity of this company is the ownership of GSB Two.

GSB Two, L.L.C. This is a Missouri limited liability company that was formed in March of 1998.  GSB Two is a real estate investment trust ("REIT"). It holds participations in real estate mortgages from the Bank.  The Bank continues to service the loans in return for a management and servicing fee from GSB Two.  GSB Two had net income of $43.0 million and $39.4 million in the years ended December 31, 2012 and 2011, respectively.

VFP Conclusion Holding, L.L.C. VFP Conclusion Holding, L.L.C. (“VFP”) is a Missouri limited liability company that was formed in August of 2011.  Generally, the purpose of VFP is to hold real estate assets which have been obtained through foreclosure by the Bank.  The real estate assets obtained through foreclosure were formerly collateral to a participation loan sold by the Bank.  The Bank has a 50 percent interest in VFP and at December 31, 2012 its investment totaled $4.0 million.  Two other entities also have interests in VFP as a result of their participation in the loan sold by the Bank.  VFP had net a net loss of $(9,000) in the year ended December 31, 2012 and net income of $2,000 for the year ended December 31, 2011.

VFP Conclusion Holding II, L.L.C. VFP Conclusion Holding II, L.L.C. (“VFP II”) is a Missouri limited liability company that was formed in September of 2012.  Generally, the purpose of VFP II is to hold real estate assets which have been obtained through foreclosure by the Bank.  The real estate assets obtained through foreclosure were formerly collateral to a participation loan sold by the Bank.  The Bank has a 50 percent interest in VFP II and at December 31, 2012 its investment totaled $2.1 million.  One other entity also has an interest in VFP II as a result of its participation in the loan sold by the Bank.  VFP II had net income of $13,000 and $9,000 for the years ended December 31, 2012 and 2011, respectively.

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

The Company faces strong competition in attracting deposits throughout its six-state footprint.  The Company attracts a significant amount of deposits through its branch offices primarily from the communities in which those branch offices are located.  Of our total 107 branch offices, 65% of our franchise (based on deposits) is located in Missouri where our total market share at June 30, 2012 was 1.7% or seventh in the state.  The financial institutions with the top three market share positions in Missouri at June 30, 2012, were U.S. Bancorp, Commerce Bancshares, Inc. and Bank of America Corp. which had a combined market share of 32.3%.  We also have branch offices in the states of Minnesota, Kansas, Iowa, Nebraska and Arkansas which make up 11.8%, 10.7%, 10%, 2%, and 0.5% of our total franchise (based on deposits).  In Kansas and Iowa, we have 0.6% and 0.5%, respectively, of the deposit market share at June 30, 2012 with rankings of 34th and 43rd in these states, respectively.  The leading market share positions in these states are held by Capitol Federal Financial, Inc. and Wells Fargo & Co., respectively.  The Company’s market share for our primary metropolitan statistical areas was as follows at June 30, 2012:

Metropolitan	Number of	Percentage of Total		Leading Market Share
Statistical Area	Branch Offices	Market Share	Rank	Position if Rank is not 1

Springfield, Mo.	24	14.6%	1	N/A
Branson, Mo.	6	8.8	4	Central Bancompany Inc.
Sioux City, Iowa	7	7.0	3	Security National Corp.
Kansas City, Mo.	12	0.7	28	UMB Financial Corp.
Saint Louis, Mo.	7	0.4	38	U.S. Bancorp
Omaha, NE	3	0.2	41	Lauritzen Corp.
NW Arkansas	1	0.2	32	Arvest Bank Group Inc.
Minneapolis, MN	4	0.3	15	Wells Fargo & Co.

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

Employees

At December 31, 2012, the Bank and its affiliates had a total of 1,164 employees, including 284 part-time employees.  None of the Bank's employees are represented by any collective bargaining agreement.  Management considers its employee relations to be good.

Government Supervision and Regulation

General

The Company and its subsidiaries are subject to supervision and examination by applicable federal and state banking agencies.  The earnings of the Bank's subsidiaries, and therefore the earnings of the Company, are affected by general economic conditions, management policies and the legislative and governmental actions of various regulatory authorities, including the FRB, the Federal Deposit Insurance Corporation (the "FDIC") and  the Missouri Division of Finance (the “MDF”).  The following is a brief summary of certain aspects of the regulation of the Company and the Bank and does not purport to fully discuss such regulation.  Such regulation is intended primarily for the protection of depositors and the Deposit Insurance Fund (the “DIF”), and not for the protection of stockholders.

Recent Legislation Impacting the Financial Services Industry

On July 21, 2010, sweeping financial regulatory reform legislation entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act implements far-reaching changes across the financial regulatory landscape, including provisions that, among other things:

•
Centralize responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau, with broad rulemaking authority for a wide range of consumer protection laws that apply to all banks.  These laws are enforced by the Bureau for banks with more than $10 billion in assets and by the federal banking regulators for other banks.

•	Require new capital rules and apply to bank holding companies the same leverage and risk-based capital requirements that apply to insured depository institutions.
•	Change the assessment base for federal deposit insurance from the amount of insured deposits to consolidated average assets less tangible capital.
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

•	Repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.
•	Increase the authority of the FRB to examine the Company and its non-bank subsidiaries.
•	Require all bank holding companies to serve as a source of financial strength to their depository institution subsidiaries in the event such subsidiaries suffer from financial distress.

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

Capital

General.  The federal banking agencies have adopted various capital-related regulations. Under those regulations, a bank will be well capitalized if it has: (i) a total risk-based capital ratio of 10% or greater; (ii) a Tier 1 risk-based ratio of 6% or greater; (iii) a leverage ratio of 5% or greater; and (iv) is not subject to a regulatory requirement to maintain any specific capital measure. A bank will be adequately capitalized if it is not "well capitalized" and has: (i) a total risk-based capital ratio of 8% or greater; (ii) a Tier 1 risk-based ratio of 4% or greater; and (iii) a leverage ratio of 4% or greater. As of December 31, 2012, the Bank was "well capitalized."  An institution that is not well-capitalized is subject to certain restrictions on brokered deposits and interest rates on deposits.  See “New Proposed Capital Rules” below.

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

The federal banking agencies take into consideration concentrations of credit risk and risks from non-traditional activities, as well as an institution's ability to manage those risks, when determining the adequacy of an institution's capital. This evaluation will generally be made as part of the institution's regular safety and soundness examination. Under their regulations, the federal banking agencies consider interest rate risk (when the interest rate sensitivity of an institution's assets does not match the sensitivity of its liabilities or its off-balance-sheet position) in the evaluation of a bank's capital adequacy. The banking agencies have issued guidance on evaluating interest rate risk.

The FRB has established capital regulations for bank holding companies that generally parallel the capital regulations for banks.  To be considered "well capitalized," a bank holding company must have, on a consolidated basis, a total risk-based capital ratio of 10.0% or greater and a Tier 1 risk-based capital ratio of 6.0% or greater and must not be subject to an individual order, directive or agreement under which the FRB requires it to maintain a specific capital level.  As of December 31, 2012, the Company was "well capitalized."  See “New Proposed Capital Rules” below.

New Proposed Capital Rules.  The federal banking agencies have proposed rules that would substantially amend the regulatory risk-based capital rules applicable to the Bank and the Company. The proposed rules would implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. “Basel III” refers to various documents released by the Basel Committee on Banking Supervision. As published, the proposed rules contemplated a general effective date of January 1, 2013, and, for certain provisions, various phase-in periods and later effective dates. However, the federal banking agencies have announced that the proposed rules will not be effective on January 1, 2013. The agencies have not adopted final rules or published any modifications to the proposed rules. The proposed rules as published are summarized below. It is not possible to predict when or in what form final regulations may be adopted.

The proposed rules include new minimum capital ratios, to be phased in until fully effective on January 1, 2015, and would refine the definitions of what constitutes “capital” for purposes of calculating those ratios. The proposed new minimum capital ratios would be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4%. The proposed rules would also establish a “capital conservation buffer” requirement of 2.5% above each of the new regulatory minimum capital ratios to be phased in starting on January 1, 2016 and fully effective on January 1, 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if any of its capital levels fell below the capital conservation buffer amount.

The proposed rules also implement other revisions to the current capital rules, such as recognition of all unrealized gains and losses on available for sale debt and equity securities, and provide that instruments that will no longer qualify as capital would be phased out over time.

The federal banking agencies also proposed revisions, effective January 1, 2015, to the prompt corrective action framework, which is designed to place restrictions on insured depository institutions if their capital levels show signs of weakness. Under the prompt corrective action requirements, insured depository institutions would be required to meet the following in order to qualify as “well capitalized:” (i) a common equity Tier 1 risk-based capital ratio of 6.5%; (ii) a Tier 1 risk-based capital ratio of 8% (increased from 6%); (iii) a total risk-based capital ratio of 10% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 5% (unchanged from the current rules).

The proposed rules set forth certain changes for the calculation of risk-weighted assets, effective January 1, 2015. In particular, the proposed rules would establish risk-weighting categories generally ranging from 0% for U.S. government and agency securities to 600% for certain equity exposures. Specifics include, among others:

•
For residential mortgage exposures, changing the current 50% risk weight for high-quality seasoned mortgages and 100% risk-weight for all other mortgages to risk weights between 35% and 200% depending upon the LTV ratio and other factors (but VA and FHA guaranteed loans would have 0% risk weight).

•	Applying a 150% risk weight instead of a 100% risk weight for certain high volatility commercial real estate acquisition, development and construction loans.
•	Applying a 150% risk weight to exposures (other than residential mortgage exposures) that are 90 days past due.
•	Providing for a 20% credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable (currently set at 0%).
•	Certain increased capital requirements for counterparty credit risk relating to OTC derivatives, repos and securities financing transactions.

The Basel III provisions on liquidity include complex criteria establishing a liquidity coverage ratio (“LCR”) and net stable funding ratio (“NSFR”).  The purpose of the LCR is to ensure that a bank maintains adequate unencumbered, high quality liquid assets to meet its liquidity needs for 30 days under a severe liquidity stress scenario.  The purpose of the NSFR is to promote more medium and long-term funding of assets and activities, using a one-year horizon.  The federal banking agencies have not published proposed regulations on these provisions of Basel III.

Insurance of Accounts and Regulation by the FDIC

Great Southern is a member of the DIF, which is administered by the FDIC.  Deposits are insured up to the applicable limits by the FDIC, backed by the full faith and credit of the United States Government.  The general deposit insurance limit is $250,000.  Under the Dodd-Frank Act, non-interest bearing deposit transaction accounts and IOLTA accounts received unlimited deposit insurance through December 31, 2012, and the Bank paid no additional fees or premiums for this coverage.

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

As required by the Dodd-Frank Act, the FDIC has adopted rules under which insurance premium assessments are based on an institution’s total assets minus its tangible equity instead of its deposits, which was the assessment base previously.  Under these rules, an institution with total assets of less than $10 billion will be assigned to a Risk Category as described above, and a range of initial base assessment rates will apply to each category, subject to adjustment downward based on unsecured debt issued by the institution and, except for an institution in Risk Category I, adjustment upward if the institution’s brokered deposits exceed 10% of its domestic deposits, to produce total base assessment rates.  Total base assessment rates range from 2.5 to 9 basis points for Risk Category I, 9 to 24 basis points for Risk Category II, 18 to 33 basis points for Risk Category III, and 30 to 45 basis points for Risk Category IV, all subject to further adjustment upward if the institution holds more than a de minimis amount of unsecured debt issued by another FDIC-insured institution.  The FDIC may increase or decrease its rates by 2.0 basis points without further rulemaking.  In an emergency, the FDIC may also impose a special assessment.

As a result of a decline in the reserve ratio (the ratio of the net worth of the DIF to estimated insured deposits) and concerns about expected failure costs and available liquid assets in the DIF, the FDIC adopted a rule requiring each insured institution to prepay on December 30, 2009 the estimated amount of its quarterly assessments for the fourth quarter of 2009 and all quarters through the end of 2012 (in addition to the regular quarterly assessment for the third quarter due on December 30, 2009).  The prepaid amount is recorded as an asset with a zero risk weight and the institution will continue to record quarterly expenses for deposit insurance.  For purposes of calculating the prepaid amount, assessments are measured at the institution’s assessment rate as of September 30, 2009, with a uniform increase of 3 basis points effective January 1, 2011, and are based on the institution’s assessment base for the third quarter of 2009, with growth assumed quarterly at annual rate of 5%.  We prepaid $13.2 million, which was expensed in the normal course of business throughout the three-year period. Collection of the prepayment does not preclude the FDIC from changing assessment rates or revising the risk-based assessment system in the future.

The FDIC also collects assessments against the assessable deposits of insured institutions to service the debt on bonds issued during the 1980s to resolve the thrift bailout.  For the quarter ended December 31, 2012, the assessment rate was 0.66 basis points applied to the same assessment base as is used for deposit insurance assessments.  For the first quarter of 2013, the rate is 0.64 basis points.

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

The FDIC is authorized to conduct examinations of and to require reporting by FDIC-insured institutions, and is the primary federal banking regulator of state banks that are not members of the Federal Reserve, such as the Bank.  The FDIC examines the Bank regularly.  The FDIC may prohibit any insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the DIF.  The FDIC also has the authority to take enforcement actions against banks and savings associations.

Federal Reserve System

The FRB requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits.  At December 31, 2012, the Bank was in compliance with these reserve requirements.

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

As a member, Great Southern is required to purchase and maintain stock in the FHLBank of Des Moines in an amount equal to the greater of 1% of its outstanding home loans or 5% of its outstanding FHLBank advances.  At December 31, 2012, Great Southern had $10.1 million in FHLBank stock, which was in compliance with this requirement.  In past years, the Bank has received dividends on its FHLBank stock. Over the past five years, such dividends have averaged 2.88% and were 3.50% for year the ended December 31, 2012.

Legislative and Regulatory Proposals

Any changes in the extensive regulatory scheme to which the Company or the Bank is and will be subject, whether by any of the federal banking agencies or Congress, or the Missouri legislature or MDF, could have a material effect on the Company or the Bank, and the Company and the Bank cannot predict what, if any, future actions may be taken by legislative or regulatory authorities or what impact such actions may have.

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

Bad Debt Deduction

As of December 31, 2012 and 2011, retained earnings included approximately $17.5 million for which no deferred income tax liability has been recognized.  This amount represents an allocation of income to bad debt deductions for tax purposes only for tax years prior to 1988. If the Bank were to liquidate, the entire amount would have to be recaptured and would create income for tax purposes only, which would be subject to the then-current corporate income tax rate.  The unrecorded deferred income tax liability on the above amount was approximately $6.5 million at December 31, 2012 and 2011.

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

FDIC-Assisted Bank Transactions

During 2009, 2011 and 2012, the Bank acquired assets and liabilities of four unrelated failed institutions in transactions with the FDIC. As part of these transactions, the Bank and the FDIC entered into loss sharing agreements whereby the FDIC agreed to share losses incurred associated with the assets purchased by the Bank.

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

Alternative Minimum Tax

Corporations generally are subject to a 20% corporate alternative minimum tax ("AMT"). A corporation must pay the AMT to the extent it exceeds that corporation's regular federal income tax liability The AMT is imposed on "alternative minimum taxable income," defined as taxable income with certain adjustments and tax preference items, less any available exemption. Such adjustments and items include, but are not limited to, (i) net interest received on certain tax-exempt bonds issued after August 7, 1986; and (ii) 75% of the difference between adjusted current earnings and alternative minimum taxable income, as otherwise determined with certain adjustments. Net operating loss carryovers may be utilized, subject to adjustment, to offset up to 90% of the alternative minimum taxable income, as otherwise determined.  Any AMT paid may be credited against future regular federal income tax liabilities to the extent the regular federal income tax liability exceeds the AMT liability.  In addition, certain credits may be used to reduce AMT obligations.  The Company has invested in certain partnerships that generate tax credits (low-income housing and rehabilitation tax credits) that may be used to reduce their AMT.

State Taxation

Missouri-based banks, such as the Bank, are subject to a franchise tax which is imposed on the larger of (i) the bank's taxable income at the rate of 7% of the taxable income (determined without regard for any net operating losses) - income-based calculation; or (ii) the bank's assets at a rate of .020% of total assets less deposits and the investment in greater than 50% owned subsidiaries - asset-based calculation. Missouri-based banks are entitled to a credit against the income-based franchise tax for all other state or local taxes on banks, except taxes on real estate, unemployment taxes, bank tax, and taxes on tangible personal property owned by the Bank and held for lease or rental to others.

The Company and all subsidiaries are subject to a Missouri income tax that is imposed on the corporation's taxable income at the rate of 6.25%. The return is filed on a consolidated basis by all members of the consolidated group including the Bank, but excluding GSB Two. As a REIT, GSB Two files a separate Missouri income tax return.

The Bank also has full service offices in Kansas, Iowa, Minnesota, Nebraska and Arkansas, and has had loan production offices in some of these states.  As a result, the Bank is subject to franchise and income taxes that are imposed on the corporation's taxable income attributable to those states.  In addition, until November 30, 2012, Great Southern Travel had locations in each of these states except Minnesota and Nebraska.

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

The United States experienced a severe economic recession in 2008 and 2009.  While economic growth has resumed, the rate of this growth has been slow and unemployment remains at high levels.  Many lending institutions, including us, have experienced declines in the performance of their loans, including construction loans and commercial real estate loans.  In addition, the values of real estate collateral supporting many loans have declined and may continue to decline.  Bank and bank holding company stock prices have been negatively affected, as has the ability of banks and bank holding companies to raise capital and borrow in the debt markets. These conditions may have a material adverse effect on our financial condition and results of operations. In addition, as a result of the foregoing factors, there is a potential for new laws and regulations regarding lending and funding practices and capital and liquidity standards, and bank regulatory agencies have been and are expected to continue to be very aggressive in responding to concerns and trends identified in examinations.

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

Since our business is primarily concentrated in Missouri, Iowa, Kansas and Minnesota, a significant downturn in these state or local economies, particularly in Springfield, St. Louis or Branson, may adversely affect our business.

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

Another large concentration of loans contiguous to Springfield is in the Branson area.  The region is a vacation and entertainment center, attracting tourists to its lakes, theme parks, resorts, country music and novelty shows and other recreational facilities.  The Branson area experienced rapid growth in the early 1990s, with stable to slightly negative growth trends occurring in the late 1990s and into the early 2000s.  Branson experienced growth again in the late 2000s as a result of a large retail, hotel, and convention center project which has been constructed in Branson’s historic downtown.  In addition, several large national retailers have opened new stores in Branson.  In 2010 through 2012, Branson experienced some negative growth trends with fewer visitors and the closing of some motels and shows.  At December 31, 2012, approximately 8% of our loan portfolio and approximately 25% of our non-performing loans consisted of loans to borrowers in or secured by properties in the two-county region that includes the Branson area.

In addition to the concentrations in the southwest Missouri area, we also have a concentration of loans to borrowers in or secured by properties in the St. Louis, Missouri metropolitan area.  At December 31, 2012, approximately 21% of our loan portfolio (excluding loans covered by loss sharing agreements) consisted of loans for apartments, condominiums, residential and commercial land developments, industrial revenue bonds and other types of commercial properties in the St. Louis, Missouri metropolitan area.

With the FDIC-assisted transactions that were completed in 2009, we now have additional concentrations of loans in Western and Central Iowa and in Eastern Kansas.  The FDIC-assisted transaction completed in 2011 added to our concentrations in Missouri, particularly in St. Louis.  As a result of the FDIC-assisted transaction completed in 2012, approximately 50% of our purchased loans consist of loans to borrowers in or secured by properties in the Minneapolis, Minnesota metropolitan area.  The loans acquired in the FDIC-assisted transactions are subject to loss sharing agreements with the FDIC.

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

Our commercial and residential construction, commercial real estate, multi-family and other commercial loans accounted for approximately 64.8% of our total loan portfolio as of December 31, 2012.  Generally, we consider these types of loans to involve a higher degree of risk compared to first mortgage loans on one- to four-family, owner-occupied residential properties. At December 31, 2012, we had $268.5 million of loans secured by apartments, $129.6 million of loans secured by motels, $124.9 million of loans secured by healthcare facilities, $128.6 million of loans secured by retail-related projects, and $120.3 million of loans secured by office/warehouse facilities, which are particularly sensitive to certain risks, including the following:

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

Our earnings are largely dependent upon our net interest income.  Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies, in particular, the FRB. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings, but these changes could also affect our ability to originate loans and obtain deposits, the fair values of our financial assets and liabilities and the average duration of our loan and mortgage-backed securities portfolios.  If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. In addition, a substantial portion of our loans (approximately 51.6% of our total loan portfolio as of December 31, 2012) have adjustable rates of interest.  While the higher payment amounts we would receive on these loans in a rising interest rate environment may increase our interest income, some borrowers may be unable to afford the higher payment amounts, which may result in a higher rate of default.  Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.

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

The fair value of our investment securities can fluctuate due to market conditions out of our control.

Factors beyond our control can significantly influence the fair value of securities in our investment securities portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency downgrades of the securities, defaults by the issuer or with respect to the underlying securities, changes in market rates of interest and instability in the credit markets. Any of these mentioned factors could cause an other-than-temporary impairment or permanent impairment of these assets, which would lead to accounting charges which could have a material negative effect on our financial condition and/or results of operations.

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

Due to the high level of competition for deposits in our markets, we have from time to time utilized a sizable amount of certificates of deposit obtained through deposit brokers and advances from the Federal Home Loan Bank of Des Moines to help fund our asset base. Brokered deposits are marketed through national brokerage firms that solicit funds from their customers for deposit in banks, including our bank.  Brokered deposits and Federal Home Loan Bank advances may generally be more sensitive to changes in interest rates and volatility in the capital markets than retail deposits attracted through our branch network, and our reliance on these sources of funds increases the sensitivity of our portfolio to these external factors.  Our brokered deposits and Federal Home Loan Bank advances totaled $10.0 and $126.7 million at December 31, 2012, compared with $48.3 million and $184.4 million at December 31, 2011.  Although brokered deposits have decreased substantially since December 31, 2008 and compared to previous years, we do expect to continue to utilize brokered deposits from time to time as a supplemental funding source.  In addition to these brokered deposit totals at December 31, 2012 and 2011, were Great Southern Bank customer deposits totaling $109.1 million and $216.3 million, respectively, that were part of the CDARS program which allows bank customers to maintain balances in an insured manner that would otherwise exceed the FDIC deposit insurance limit.  The FDIC considers these customer accounts to be brokered deposits due to the fees paid in the CDARS program.

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

Certain Federal Home Loan Banks, including the Federal Home Loan Bank of Des Moines, have experienced lower earnings from time to time and paid out lower dividends to their members.  Future problems at the Federal Home Loan Banks may impact the collateral necessary to secure borrowings and limit the borrowings extended to its member banks, as well as require additional capital contributions by its member banks.  Should this occur, our short term liquidity needs could be negatively impacted.  Should Great Southern be restricted from using Federal Home Loan Bank advances due to weakness in the system or with the Federal Home Loan Bank of Des Moines, Great Southern may be forced to find alternative funding sources. These alternative funding sources may include the utilization of existing lines of credit with third party banks or the Federal Reserve Bank along with seeking other lines of credit, borrowing under repurchase agreement lines, increasing deposit rates to attract additional funds, accessing additional brokered deposits, or selling loans or investment securities in order to maintain adequate levels of liquidity.  At December 31, 2012, the Bank owned $10.1 million of Federal Home Loan Bank of Des Moines stock, which declared and paid an annualized dividend approximating 3.50% during the fourth quarter of 2012.  The Federal Home Loan Bank of Des Moines may eliminate or reduce dividend payments at any time in the future in order for it to maintain or restore its retained earnings.

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

•
Great Southern Bank entered into loss sharing agreements with the FDIC as part of the TeamBank, N.A., Vantus Bank, Sun Security Bank and Inter Savings Bank, FSB transactions. These loss sharing agreements require that Great Southern Bank follow certain servicing procedures as specified in the agreement.  A failure to follow these procedures or any other breach of the agreement by Great Southern Bank could result in the loss of FDIC reimbursement of losses on covered loans and other real estate owned, which could have a material negative effect on our financial condition and results of operations.  In addition, the loss-share agreements protect Great Southern Bank against losses for limited periods of time (generally ten years for single family residential real estate loans and five years for commercial loans). To the extent Great Southern Bank continues to hold any of the covered loans following the expiration of the applicable loss-share period, it will absorb 100% of any losses.  The loss-share agreements begin to expire with respect to commercial loans as follows:  TeamBank, N.A. in 2014; Vantus Bank in 2014; Sun Security Bank in 2016 and InterBank in 2017;

•
To finance an acquisition, we may borrow funds, thereby increasing our leverage and diminishing our liquidity, or raise additional capital, which could dilute the interests of our existing stockholders; and

•
We completed two significant acquisitions in 2009, completed one significant acquisition in 2011, completed one significant acquisition in 2012 and have opened additional banking offices in recent years that enhanced our rate of growth. We may not be able to continue to sustain our past rate of growth or to grow at all in the future.

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

On July 21, 2010 the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law. This law significantly changes the current bank regulatory structure and affects the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

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

We are also subject to security-related risks in connection with our use of technology, and our security measures may not be sufficient to mitigate the risk of a cyber attack or to protect us from systems failures or interruptions.

Communications and information systems are essential to the conduct of our business, as we use such systems to manage our client relationships, our general ledger and virtually all other aspects of our business. Our operations rely on the secure processing, storage, and transmission of confidential and other information in our computer systems and networks. Although we take protective measures and endeavor to modify them as circumstances warrant, the security of our computer systems, software, and networks may be vulnerable to breaches, unauthorized access, misuse, computer viruses, or other malicious code and cyber attacks that could have a security impact.  If one or more of these events occur, this could jeopardize our or our clients’ confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations or the operations of our clients or counterparties. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by us. We could also suffer significant reputational damage.

As a service to our clients, we currently offer an Internet PC banking product and a smartphone application for iPhone and Android users.  Use of these services involves the transmission of confidential information over public networks. We cannot be sure that advances in computer capabilities, new discoveries in the field of cryptography or other developments will not result in a compromise or breach in the commercially available encryption and authentication technology that we use to protect our clients' transaction data. If we were to experience such a breach or compromise, we could suffer losses  and reputational damage and our results of operations could be materially adversely affected.

While we have established policies and procedures to prevent or limit the impact of systems failures and interruptions, there can be no assurance that such events will not occur or that they will be adequately addressed if they do. In addition, we outsource certain aspects of our data processing and other operational functions to certain third-party providers. If our third-party providers encounter difficulties, or if we have difficulty in communicating with them, our ability to adequately process and account for transactions could be affected, and our business operations could be adversely impacted. Threats to information security also exist in the processing of client information through various other vendors and their personnel.

The occurrence of any systems failure or interruption could damage our reputation and result in a loss of clients and business, or could expose us to legal liability. Any of these occurrences could have a material adverse effect on our results of operations.

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

The per annum dividend rate on the SBLF Preferred Stock can fluctuate between 1% and 5% on a quarterly basis during the first ten quarters during which the SBLF Preferred Stock is outstanding, based upon changes in the amount of “QSBL” by the Bank from an adjusted “baseline” level ($201.4 million, which represents the average of the Bank’s quarter-end QSBL for the four quarters ended June 30, 2011, as adjusted for the Sun Security Bank and InterBank FDIC-assisted acquisitions).  For the eleventh dividend period to the fourth anniversary of the SBLF transaction, the dividend rate will be fixed at between 1% and 5%, based upon the percentage increase in QSBL from the baseline level to the level as of the end of the ninth dividend period (i.e., as of September 30, 2013); however, if there is no increase in QSBL from the baseline level to the level as of the end of the ninth dividend period (or if QSBL has decreased during that time period), the dividend rate will be fixed at 7.00%.  From and after the fourth anniversary of the SBLF transaction, the dividend rate will be fixed at 9.00%, regardless of the level of QSBL.  Depending on our financial condition at the time, any such increases in the dividend rate could have a material negative effect on our liquidity.

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

As of December 31, 2012, we had outstanding $30.9 million aggregate principal amount of junior subordinated debt securities issued in connection with the sale of trust preferred securities by certain of our subsidiaries that are statutory business trusts.  We have also guaranteed those trust preferred securities.  There are currently two separate series of these junior subordinated debt securities outstanding, each series having been issued under a separate indenture and with a separate guarantee. Each of these indentures, together with the related guarantee, prohibits us, subject to limited exceptions, from declaring or paying any dividends or distributions on, or redeeming, repurchasing, acquiring or making any liquidation payments with respect to, any of our capital stock (including the SBLF Preferred Stock and our common stock) at any time when (i) there shall have occurred and be continuing an event of default under the indenture or any event, act or condition that with notice or lapse of time or both would constitute an event of default under the indenture; or (ii) we are in default with respect to payment of any obligations under the related guarantee; or (iii) we have deferred payment of interest on the junior subordinated debt securities outstanding under that indenture. In that regard, we are entitled, at our option but subject to certain conditions, to defer payments of interest on the junior subordinated debt securities of each series from time to time for up to five years.

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

The Company’s Chairman of the Board, William V. Turner, and the Company’s Director, President and Chief Executive Officer, Joseph W. Turner, are father and son, respectively.  Julie Turner Brown, a director of the Company, is the sister of Joseph Turner and the daughter of William Turner.  These three Turner family members hold three of the Company’s eight Board positions.  As of December 31, 2012, they collectively beneficially owned approximately 2,135,434 shares of the Company’s common stock (excluding 119,200 shares underlying stock options exercisable as of or within 60 days after that date), representing approximately 15.7% of total shares outstanding, though they are subject to the voting limitation provision in our charter which precludes any person or group with beneficial ownership in excess of 10% of total shares outstanding from voting shares in excess of that threshold.   Through their board and management positions and their ownership of the Company’s stock, these three members of the Turner family may exert substantial influence over the direction of the Company and the outcome of Board and stockholder votes.

In addition to the Turner family members, we are aware of two other beneficial owners of more than five percent of the outstanding shares of our common stock, one of whom is a director of the Company.

As of December 31, 2012, one of the Company’s directors, Earl A. Steinert, beneficially owned 938,000 shares of our common stock, representing approximately 6.9% of total shares outstanding.  We are aware of one other beneficial owner of more than five percent of our common stock. We believe that this holder beneficially owns 1,307,540 shares, representing approximately 9.6% of total shares outstanding.  The shares that can be voted by the Turner family members (1,359,634 shares, per the ten percent voting limitation in our charter), the shares beneficially owned by Mr. Steinert (938,000) and the shares beneficially owned by the other greater than five percent beneficial owner (1,307,540) total 3,605,174, representing approximately 26.5% of total shares outstanding.  While they have no agreement to do so, to the extent they vote in the same manner, these stockholders may be able to exercise influence over the management and business affairs of our Company. For example, using their collective voting power, these stockholders may be able to affect the outcome of director elections or block significant transactions, such as a merger or acquisition, or any other matter that might otherwise be favored by other stockholders.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES.

The Company’s corporate offices and operations center are located in Springfield, Missouri.  At December 31, 2012, the Company operated 107 retail banking centers and over 200 automated teller machines ("ATMs") in Missouri, Iowa, Minnesota, Nebraska, Kansas and Arkansas.  The majority of our banking center locations are in southwest and central Missouri, including the Springfield, Mo. metropolitan area, with additional concentrations in the Sioux City, Iowa, Des Moines, Iowa, Minneapolis, Minn., St. Louis Mo. and Kansas City, Mo. metropolitan areas.  The ATMs are located at various banking centers and primarily convenience stores and retail centers located throughout southwest and central Missouri. At December 31, 2012, the Company also operated three loan production offices that serve market areas in which banking centers were also operated.  The Company owns 97 of its locations and 16 locations were leased for various terms.  Of the leased locations, five represent buildings that are owned on land that is leased.  All buildings owned are free of encumbrances or mortgages.  In the opinion of management, the facilities are adequate and suitable for the needs of the Company.  The aggregate net book value of the Company's premises and equipment was $102.3 million and $84.2 million at December 31, 2012 and 2011, respectively.  See also Note 6 and Note 16 of the accompanying audited financial statements.

ITEM 3.  LEGAL PROCEEDINGS.

In the normal course of business, the Company and its subsidiaries are subject to pending and threatened legal actions, some of which seek substantial relief or damages.  While the ultimate outcome of such legal proceedings cannot be predicted with certainty, after reviewing pending and threatened litigation with counsel, management believes at this time that, except as noted below, the outcome of such litigation will not have a material adverse effect on the Company’s business, financial condition or results of operations.

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

Steven G. Mitchem. Mr. Mitchem, age 61, is Senior Vice President and Chief Lending Officer of the Bank. He joined the Bank in 1990 and is responsible for all lending activities of the Bank. Prior to joining the Bank, Mr. Mitchem was a Senior Bank Examiner for the Federal Deposit Insurance Corporation.

Rex A. Copeland. Mr. Copeland, age 48, is Treasurer of the Company and Senior Vice President and Chief Financial Officer of the Bank. He joined the Bank in 2000 and is responsible for the financial functions of the Company, including the internal and external financial reporting of the Company and its subsidiaries. Mr. Copeland is a Certified Public Accountant. Prior to joining the Bank, Mr. Copeland served other financial services companies in the areas of corporate accounting, internal audit and independent public accounting.

Douglas W. Marrs. Mr. Marrs, age 55, is Secretary of the Company and Secretary, Vice President - Operations of the Bank. He joined the Bank in 1996 and is responsible for all operations functions of the Bank. Prior to joining the Bank, Mr. Marrs was a bank officer in the areas of operations and data processing at a commercial bank.

Linton J. Thomason. Mr. Thomason, age 57, is Vice President - Information Services of the Bank. He joined the Bank in 1997 and is responsible for information services for the Company and all of its subsidiaries and all treasury management sales/operations of the Bank. Prior to joining the Bank, Mr. Thomason was a bank officer in the areas of technology and data processing, operations and treasury management at a commercial bank.

PART II

Responses incorporated by reference into the items under Part II of this Form 10-K are done so pursuant to Rule 12b-23 and General Instruction G(2) for Form 10-K.

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED
STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY
SECURITIES.

Market Information. The Company's Common Stock is listed on The NASDAQ Global Select Market under the symbol "GSBC."

As of December 31, 2012 there were 13,596,335 total shares of common stock outstanding and approximately 2,300 shareholders of record.

High/Low Stock Price

	2012		2011		2010
	High	Low	High	Low	High	Low

First Quarter	$25.18	$20.60	$24.44	$19.27	$24.50	$20.35
Second Quarter	27.71	21.25	22.36	16.69	26.32	20.30
Third Quarter	31.81	27.22	20.43	15.01	22.22	19.37
Fourth Quarter	31.49	24.25	24.32	15.65	24.60	21.05

The last sale price of the Company's Common Stock on December 31, 2012 was $25.45.

Dividend Declarations

	2012	2011	2010

First Quarter	$.18	$.18	$.18
Second Quarter	.18	.18	.18
Third Quarter	.18	.18	.18
Fourth Quarter	.18	.18	.18

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

As indicated below, no shares were purchased during the fourth quarter of 2012.

	Total Number of Shares Purchased	Average Price Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan (1)

October 1, 2012 - October 31, 2012	---	$	---	---	396,562
November 1, 2012 - November 30, 2012	---		---	---	396,562
December 1, 2012 - December 31, 2012	---		---	---	396,562

	---	$	---	---

__________________
(1)	Amount represents the number of shares available to be repurchased under the November 2006 plan as of the last calendar day of the month shown.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected consolidated financial information and other financial data of the Company. The selected balance sheet and statement of operations data, insofar as they relate to the years ended December 31, 2012, 2011, 2010, 2009 and 2008, are derived from our Consolidated Financial Statements, which have been audited by BKD, LLP.  See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8. “Financial Statements and Supplementary Information.”  Results for past periods are not necessarily indicative of results that may be expected for any future period.

	December 31,
	2012	2011	2010	2009	2008
	(Dollars In Thousands)

Summary Statement of Condition Information:
Assets	$3,955,182	$3,790,012	$3,411,505	$3,641,119	$2,659,923
Loans receivable, net	2,346,467	2,153,081	1,899,386	2,091,394	1,721,691
Allowance for loan losses	40,649	41,232	41,487	40,101	29,163
Available-for-sale securities	807,010	875,411	769,546	764,291	647,678
Foreclosed assets held for sale, net	68,874	67,621	60,262	41,660	32,659
Deposits	3,153,193	2,963,539	2,595,893	2,713,961	1,908,028
Total borrowings	391,114	485,853	495,554	591,908	500,030
Stockholders' equity (retained
earnings substantially restricted)	369,874	324,587	304,009	298,908	234,087
Common stockholders' equity	311,931	266,644	247,529	242,891	178,507
Average loans receivable	2,326,273	2,007,914	2,019,361	2,028,067	1,842,002
Average total assets	4,005,613	3,496,860	3,528,043	3,403,059	2,522,004
Average deposits	3,199,683	2,671,710	2,661,164	2,483,264	1,901,096
Average stockholders' equity	352,282	316,486	309,558	274,684	183,625
Number of deposit accounts	197,733	189,288	171,278	173,842	95,784
Number of full-service offices	107	104	75	72	39

	For the Year Ended December 31,
	2012	2011	2010	2009	2008
	(In Thousands)
Summary Statement of Operations Information:
Interest income:
Loans	$170,163	$171,201	$145,832	$123,463	$119,829
Investment securities and other	23,345	27,466	27,359	32,405	24,985
	193,508	198,667	173,191	155,868	144,814
Interest expense:
Deposits	20,720	26,370	38,427	54,087	60,876
Federal Home Loan Bank advances	4,430	5,242	5,516	5,352	5,001
Short-term borrowings and repurchase agreements	2,610	2,965	3,329	6,393	5,892
Subordinated debentures issued to capital trust	617	569	578	773	1,462
	28,377	35,146	47,850	66,605	73,231
Net interest income	165,131	163,521	125,341	89,263	71,583
Provision for loan losses	43,863	35,336	35,630	35,800	52,200
Net interest income after provision for loan losses	121,268	128,185	89,711	53,463	19,383
Noninterest income:
Commissions	1,036	896	767	309	1,129
Service charges and ATM fees	19,087	18,063	18,652	17,669	15,352
Net realized gains on sales of loans	5,505	3,524	3,765	2,889	1,415
Net realized gains on sales of
available-for-sale securities	2,666	483	8,787	2,787	44
Recognized impairment of available-for-sale securities	(680)	(615)	---	(4,308)	(7,386)
Late charges and fees on loans	1,028	651	767	672	819
Gain (loss) on derivative interest rate products	(38)	(10)	---	1,184	6,981
Gain recognized on business acquisitions	31,312	16,486	---	89,795	---
Accretion (amortization) of income/expense related to business acquisition	(18,693)	(37,797)	(10,427)	2,733	---
Other income	4,779	2,450	2,018	2,497	2,134
	46,002	4,131	24,329	116,227	20,488
Noninterest expense:
Salaries and employee benefits	51,262	43,606	39,908	35,684	25,534
Net occupancy expense	20,179	15,220	13,480	11,720	7,446
Postage	3,301	3,096	3,231	2,721	2,157
Insurance	4,476	4,840	4,463	5,617	2,131
Advertising	1,572	1,316	1,754	1,349	891
Office supplies and printing	1,389	1,268	1,447	1,124	736
Telephone	2,768	2,270	2,158	1,642	1,180
Legal, audit and other professional fees	4,323	3,803	2,832	2,741	1,699
Expense on foreclosed assets	8,748	11,846	4,914	4,959	3,431
Partnership tax credit	5,782	3,985	1,240	---	---
Other operating expenses	8,760	6,226	6,723	4,145	2,942
	112,560	97,476	82,150	71,702	48,147
Income (loss) from continuing operations
before income taxes	54,710	35,840	31,890	97,988	(8,276)
Provision (credit) for income taxes	10,623	5,183	8,590	32,983	(3,785)
Net income (loss) from continuing operations	44,087	29,657	23,300	65,005	(4,491)
Discontinued Operations
Income from discontinued operations, net of income taxes	4,619	612	565	42	63
Net income (loss)	48,706	30,269	23,865	65,047	(4,428)
Preferred stock dividends and discount accretion	608	2,798	3,403	3,353	242
Non-cash deemed preferred stock dividend	---	1,212	---	---	---
Net income (loss) available to common shareholders	$48,098	$26,259	$20,462	$61,694	$(4,670)

	At or For the Year Ended December 31,
	2012		2011		2010		2009		2008
	(Number of shares in thousands)
Per Common Share Data:
Basic earnings (loss) per common share	$3.55		$1.95		$1.52		$4.61		$(0.35)
Diluted earnings (loss) per common share	3.54		1.93		1.46		4.44		(0.35)
Diluted earnings (loss) from continuing operations per common share	$3.20		$1.89		$1.42		$4.44		$(0.35)
Cash dividends declared	0.72		0.72		0.72		0.72		0.72
Book value per common share	22.94		19.78		18.40		18.12		13.34
Average shares outstanding	13,534		13,462		13,434		13,390		13,381
Year-end actual shares outstanding	13,596		13,480		13,454		13,406		13,381
Average fully diluted shares outstanding	13,592		13,626		14,046		13,382		13,381

Earnings Performance Ratios:
Return on average assets(1)	1.22%		0.87%		0.68%		1.91%		(0.18)%
Return on average stockholders' equity(2)	16.55		11.67		9.42		29.72		(2.47)
Non-interest income to average total assets	1.49		0.35		0.91		3.61		1.12
Non-interest expense to average total assets	2.98		2.99		2.52		2.30		2.21
Average interest rate spread(3)	4.53		5.06		3.81		2.98		2.74
Year-end interest rate spread	3.57		3.68		3.81		3.56		3.02
Net interest margin(4)	4.61		5.17		3.93		3.03		3.01
Efficiency ratio(5)	53.03		59.54		56.52		36.88		55.86
Net overhead ratio(6)	1.48		2.64		1.61		(1.31)		1.09
Common dividend pay-out ratio(7)	20.34		37.31		49.32		16.22		N/A

Asset Quality Ratios (8):
Allowance for loan losses/year-end loans	2.21%		2.33%		2.48%		2.35%		1.66%
Non-performing assets/year-end loans and foreclosed assets	2.98		3.31		3.93		2.99		3.69
Allowance for loan losses/non-performing loans	180.84		149.95		141.02		151.38		87.84
Net charge-offs/average loans	2.43		2.09		2.05		1.44		2.63
Gross non-performing assets/year end assets	1.84		1.96		2.30		1.79		2.48
Non-performing loans/year-end loans	0.94		1.25		1.52		1.24		1.90

Balance Sheet Ratios:
Loans to deposits	74.42%		72.65%		73.17%		77.06%		90.23%
Average interest-earning assets as a percentage of average interest-bearing liabilities	110.12		110.55		108.22		102.17		108.98

Capital Ratios:
Average common stockholders' equity to average assets	7.4%		7.4%		7.2%		6.4%		7.1%
Year-end tangible common stockholders' equity to assets	7.7		6.9		7.1		6.5		6.7
Great Southern Bancorp, Inc.:
Tier 1 risk-based capital ratio	15.7		14.8		16.8		15.0		13.8
Total risk-based capital ratio	16.9		16.1		18.0		16.3		15.1
Tier 1 leverage ratio	9.5		9.2		9.5		8.6		10.1
Great Southern Bank:
Tier 1 risk-based capital ratio	14.7		14.1		14.6		12.9		10.7
Total risk-based capital ratio	15.9		15.3		15.8		14.2		11.9
Tier 1 leverage ratio	8.9		8.6		8.3		7.4		7.8
Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirement (9):
Including deposit interest	3.09	x	1.78	x	1.53	x	2.30	x	0.88	x
Excluding deposit interest	8.24	x	3.30	x	2.99	x	6.29	x	0.33	x

____________________
(1)	Net income (loss) divided by average total assets.
(2)	Net income (loss) divided by average stockholders' equity.
(3)	Yield on average interest-earning assets less rate on average interest-bearing liabilities.
(4)	Net interest income divided by average interest-earning assets.
(5)	Non-interest expense divided by the sum of net interest income plus non-interest income.
(6)	Non-interest expense less non-interest income divided by average total assets.
(7) (8) (9)
Cash dividends per common share divided by earnings per common share.
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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward-looking Statements

When used in this Annual Report and in other documents filed or furnished by the Company with the Securities and Exchange Commission (the "SEC"), in the Company's press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "intends" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including, among other things, (i) expected cost savings, synergies and other benefits from the Company’s merger and acquisition activities, including but not limited to the recently completed FDIC-assisted transactions involving Sun Security Bank and InterBank, might not be realized within the anticipated time frames or at all, the possibility that the amount of the gain the Company ultimately recognizes from the InterBank transaction will be materially different from the preliminary gain recorded, and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, might be greater than expected; (ii) changes in economic conditions, either nationally or in the Company’s market areas; (iii) fluctuations in interest rates; (iv) the risks of lending and investing activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses; (v) the possibility of other-than-temporary impairments of securities held in the Company’s securities portfolio; (vi) the Company’s ability to access cost-effective funding; (vii) fluctuations in real estate values and both residential and commercial real estate market conditions; (viii) demand for loans and deposits in the Company’s market areas; (ix) legislative or regulatory changes that adversely affect the Company’s business, including, without limitation, the Dodd-Frank Wall Street Reform and Consumer Protection Act and its implementing regulations, and the overdraft protection regulations and customers’ responses thereto; (x) monetary and fiscal policies of the Federal Reserve Board and the U.S. Government and other governmental initiatives affecting the financial services industry; (xi) results of examinations of the Company and Great Southern by their regulators, including the possibility that the regulators may, among other things, require the Company to increase its allowance for loan losses or to write-down assets; (xii) the uncertainties arising from the Company’s participation in the Small Business Lending Fund, including uncertainties concerning the potential future redemption by us of the U.S. Treasury’s preferred stock investment under the program, including the timing of, regulatory approvals for, and conditions placed upon, any such redemption; (xiii) costs and effects of litigation, including settlements and judgments; and (xiv) competition.  The Company wishes to advise readers that the factors listed above and other risks described from time to time in the company’s filings with the SEC could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

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

The process also considers economic conditions, uncertainties in estimating losses and inherent risks in the loan portfolio. All of these factors may be susceptible to significant change. To the extent actual outcomes differ from management estimates, additional provisions for loan losses may be required which would adversely impact earnings in future periods. In addition, the Bank’s regulators could require additional provisions for loan losses as part of their examination process. The Bank's latest annual regulatory examination was completed in December 2012.

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

Carrying Value of FDIC-covered Loans and Indemnification Asset

The Company considers that the determination of the carrying value of loans acquired in the FDIC-assisted transactions and the carrying value of the related FDIC indemnification assets involve a high degree of judgment and complexity. The carrying value of the acquired loans and the FDIC indemnification assets reflect management’s best ongoing estimates of the amounts to be realized on each of these assets. The Company determined initial fair value accounting estimates of the assumed assets and liabilities in accordance with FASB ASC 805, Business Combinations. However, the amount that the Company realizes on these assets could differ materially from the carrying value reflected in its financial statements, based upon the timing of collections on the acquired loans in future periods. Because of the loss sharing agreements with the FDIC on these assets, the Company should not incur any significant losses. To the extent the actual values realized for the acquired loans are different from the estimates, the indemnification asset will generally be impacted in an offsetting manner due to the loss sharing support from the FDIC.  Subsequent to the initial valuation, the Company continues to monitor identified loan pools and related loss sharing assets for changes in estimated cash flows projected for the loan pools, anticipated credit losses and changes in the accretable yield.  Analysis of these variables requires significant estimates and a high degree of judgment.  See Note 4 of the accompanying audited financial statements for additional information.

Goodwill and Intangible Assets

Goodwill and intangible assets that have indefinite useful lives are subject to an impairment test at least annually and more frequently if circumstances indicate their value may not be recoverable. Goodwill is tested for impairment using a process that estimates the fair value of each of the Company’s reporting units compared with its carrying value. The Company defines reporting units as a level below each of its operating segments for which there is discrete financial information that is regularly reviewed. As of December 31, 2012, the Company has one reporting unit to which goodwill has been allocated – the Bank. If the fair value of a reporting unit exceeds its carrying value, then no impairment is recorded. If the carrying value amount exceeds the fair value of a reporting unit, further testing is completed comparing the implied fair value of the reporting unit’s goodwill to its carrying value to measure the amount of impairment. Intangible assets that are not amortized will be tested for impairment at least annually by comparing the fair values of those assets to their carrying values. At December 31, 2012, goodwill consisted of $379,000 at the Bank reporting unit. Other identifiable intangible assets that are subject to amortization are amortized on a straight-line basis over periods ranging from three to seven years. At December 31, 2012, the amortizable intangible assets consisted of core deposit intangibles of $5.4 million. These amortizable intangible assets are reviewed for impairment if circumstances indicate their value may not be recoverable based on a comparison of fair value. See Note 1 of the accompanying audited financial statements for additional information.

For purposes of testing goodwill for impairment, the Company used a market approach to value its reporting unit. The market approach applies a market multiple, based on observed purchase transactions for each reporting unit, to the metrics appropriate for the valuation of the operating unit. Significant judgment is applied when goodwill is assessed for impairment. This judgment may include developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables and incorporating general economic and market conditions.

Based on the Company’s goodwill impairment testing, management does not believe any of its goodwill or other intangible assets are impaired as of December 31, 2012. While the Company believes no impairment existed at December 31, 2012, different conditions or assumptions used to measure fair value of the reporting unit, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of the Company’s impairment evaluation in the future.

Current Economic Conditions

Current economic conditions present financial institutions with unprecedented circumstances and challenges which, in some cases, have resulted in large declines in the fair value of investments and other assets, constraints on liquidity and significant credit quality problems, including severe volatility in the valuation of real estate and other collateral supporting loans.  The Company’s financial statements are prepared using values and information currently available to the Company.

Given the volatility of current economic conditions, the values of assets and liabilities recorded in the financial statements could change rapidly, resulting in material future adjustments in asset values, the allowance for loan losses, or capital that could negatively impact the Company’s ability to meet regulatory capital requirements and maintain sufficient liquidity.

Recent economic conditions have impacted the markets in which we operate.  Throughout our market areas, the economic downturn beginning in 2008 negatively affected consumer confidence and elevated unemployment levels.  Recently there have been signs of increasing optimism and economic activity.  Unemployment levels across our market areas have decreased.  The Missouri unemployment rate declined during the year ended December 31, 2012 from 8.2% at December 31, 2011 to 6.5% at December 31, 2012, and was below the national average of 7.6% at December 31, 2012. The Iowa and Kansas unemployment rates also declined during the year ended December 31, 2012 from 6.1% and 6.8% at December 31, 2011, respectively, to 5.6% and 6.3% at December 31, 2012, respectively. The St. Louis market area continues to carry the highest level of unemployment among our market areas, with unemployment rates at 7.0%, and 8.9% at December 31, 2012 and 2011, respectively, but is still below national levels.  Job creation in the St. Louis market, while positive, remains sluggish.  The unemployment rate for the Springfield market area was below the national average, at 5.4% at December 31, 2012. Average prices for existing home sales in the Midwest, which includes our market areas, increased 5.8% in 2012 over 2011 according to the National Association of Realtors.  Building permits have increased across our market areas while foreclosure filings have plunged to their lowest level since April 2007 according to CNNMoney.  These improvements are anticipated to continue throughout 2013.  Commercial real estate markets also improved substantially in the Company’s markets.  Vacancy rates continued to fall with a notable improvement in sales, absorption and rents. According to real estate services firm, CoStar Group, retail, office and industrial types of commercial real estate properties had vacancy rates that averaged 7.32%, 11.84% and 9.19%, respectively, in the Company’s primary markets for 2012.  These vacancy rates in the Company’s primary markets remain slightly elevated from averages of 7.1%, 10.5% and 7.3%, respectively, for 2008, prior to the economic downturn but have shown continued improvement over the past two years.  National averages were 6.9%, 12.5% and 8.9%, respectively, for 2012, still elevated from 6.5%, 11.7% and 8.8% for 2008, according to the CoStar Group.  Increased vacancy rates for commercial real estate properties correlate to fewer commercial land development sales because of the risk involved in developing these types of properties when completed properties have vacancies.  Loan types specifically impacted in the Company’s loan portfolio over the past 5 years include residential and commercial land development, segments of the commercial real estate portfolio and condominium development in the St. Louis, Central Missouri and Branson market areas.  Overall lending activity has increased somewhat but is still below historic levels.

General

The profitability of the Company and, more specifically, the profitability of its primary subsidiary, the Bank, depends primarily on its net interest income, as well as provisions for loan losses and the level of non-interest income and non-interest expense. Net interest income is the difference between the interest income the Bank earns on its loans and investment portfolio, and the interest it pays on interest-bearing liabilities, which consists mainly of interest paid on deposits and borrowings. Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on these balances. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income.

In the year ended December 31, 2012, Great Southern's total assets increased $165.2 million, or 4.4%, from $3.79 billion at December 31, 2011, to $3.96 billion at December 31, 2012. Full details of the current year changes in total assets are provided in the “Comparison of Financial Condition at December 31, 2012 and December 31, 2011” section of this Annual Report on Form 10-K.

Loans.  In the year ended December 31, 2012, Great Southern's net loans increased $195.5 million, or 9.2%, from $2.12 billion at December 31, 2011, to $2.32 billion at December 31, 2012.  The increase was primarily due to the loans acquired in the InterBank FDIC-assisted transaction during 2012 which totaled $259.2 million at December 31, 2012.  Excluding loans covered by loss sharing agreements, commercial real estate loans increased $52.5 million, or 8.2%, other commercial loans increased $28.2 million, or 11.9%, consumer auto loans increased $23.2 million, or 39.1%, and multi-family residential loans increased $23.8 million, or 9.8%.  Commercial construction loans also increased, but the increase was primarily offset by decreases in subdivision construction and land development loans.  Partially offsetting these increases was a decrease in net loans acquired through the 2009 and 2011 FDIC-assisted transactions of $131.9 million, or 33.3%, primarily because of loan repayments, and a decrease in the loans acquired in the InterBank transaction since the acquisition date of $36.4 million, primarily because of loan repayments.  As loan demand is affected by a variety of factors, including general economic conditions, and because of the competition we face and our focus on pricing discipline and credit quality, we cannot be assured that our loan growth will match or exceed the level of increases achieved in prior years.  The net loan growth in certain loan categories experienced during the year ended December 31, 2012, excluding the InterBank FDIC-assisted transaction, may continue into 2013.  However, based upon the current lending environment and economic conditions, the Company does not expect to grow the overall loan portfolio significantly at this time. The Company's strategy continues to be focused on maintaining credit risk and interest rate risk at appropriate levels.

Of the total loan portfolio at December 31, 2012 and 2011, 78.0% and 79.0%, respectively, was secured by real estate, as this is the Bank’s primary focus in its lending efforts.  At December 31, 2012 and 2011, commercial real estate and commercial construction loans were 42.2% and 46.5% of the Bank’s total loan portfolio (excluding loans acquired through FDIC-assisted transactions), respectively.  Commercial real estate and commercial construction loans generally afford the Bank an opportunity to increase the yield on, and the proportion of interest rate sensitive loans in its portfolio.  They do, however, present somewhat greater risk to the Bank because they may be more adversely affected by conditions in the real estate markets or in the economy generally.  At December 31, 2012 and 2011, loans made in the Springfield, Mo. metropolitan statistical area (Springfield MSA) were 24% and 27% of the Bank’s total loan portfolio (excluding loans acquired through FDIC-assisted transactions), respectively.  The Company’s headquarters are located in Springfield and we have operated in this market since 1923.  Because of our large presence and experience in the Springfield MSA, many lending opportunities exist.  However, if the economic conditions of the Springfield MSA were worse than those of other market areas in which we operate or the national economy overall, the performance of these loans could decline comparatively.  At December 31, 2012 and 2011, loans made in the St. Louis, Mo. metropolitan statistical area (St. Louis MSA) were 21% and 20% of the Bank’s total loan portfolio (excluding loans acquired through FDIC-assisted transactions), respectively.  The Company’s expansion into the St. Louis MSA in May 2009 provided an opportunity to not only expand its markets and provide diversification from the Springfield MSA, but also provided access to a larger economy with increased lending opportunities despite higher levels of competition.  Loans made in the St. Louis MSA are primarily commercial real estate, commercial business and multi-family residential loans which are less likely to be impacted by the higher levels of unemployment rates, as mentioned above under “Current Economic Conditions,” than if the focus were on one- to four-family residential and consumer loans.  For further discussions of the Bank’s loan portfolio, and specifically, commercial real estate and commercial construction loans, see “Item 1. Business – Lending Activities.”

The percentage of fixed-rate loans in our loan portfolio (excluding loans acquired through FDIC-assisted transactions) has increased from 21% in 2008 to 48% in 2012 due to customer preference for fixed rate loans during this period of low interest rates.  Of the total amount of fixed rate loans in our portfolio, 72% mature within one to five years and therefore are not considered to create significant long-term interest rate risk for the Company.  Fixed rate loans make up only a portion of our balance sheet and our overall interest rate risk strategy.  As of December 31, 2012, our internal interest rate risk models indicated a one-year interest rate sensitivity gap that is fairly neutral.  For further discussion of our interest rate sensitivity gap and the processes used to manage our exposure to interest rate risk, see “Quantitative and Qualitative Disclosures About Market Risk – How We Measure the Risks to Us Associated with Interest Rate Changes.” For discussion of the risk factors associated with interest rate changes, see “Risk Factors – We may be adversely affected by interest rate changes.”

While our policy allows us to lend up to 95% of the appraised value on single-family properties and up to 90% on two- to four-family residential properties, originations of loans with loan-to-value ratios at that level are minimal.  When they are made at those levels, private mortgage insurance is typically required for loan amounts above the 80% level or our analyses determined minimal risk to be involved and therefore these loans are not considered to have more risk to us than other residential loans.  We consider these lending practices to be consistent with or more conservative than what we believe to be the norm for banks our size.  At December 31, 2012 and December 31, 2011, an estimated 0.2% and 0.6%, respectively, of total owner occupied one- to four-family residential loans had loan-to-value ratios above 100% at origination.  At December 31, 2012 and December 31, 2011, an estimated 0.8% and 0.4%, respectively, of total non-owner occupied one- to four-family residential loans had loan-to-value ratios above 100% at origination.

At December 31, 2012 troubled debt restructurings totaled $46.8 million, or 2.0% of total loans, down $11.3 million from $58.1 million, or 2.7% of total loans, at December 31, 2011.  At December 31, 2010, troubled debt restructurings totaled $20.4 million, or 1.1% of total loans.  At December 31, 2009, troubled debt restructurings totaled $11.6 million, or 0.5% of total loans.  At December 31, 2008, the Company had no loans that were modified in troubled debt restructurings.  This increase over the past five years is primarily due to the economic downturn and the resulting increased number of borrowers experiencing financial difficulty.  Concessions granted to borrowers experiencing financial difficulties may include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.  While the types of concessions made have not changed as a result of the economic recession, the number of concessions granted has increased as reflected in the increase in troubled debt restructurings.  During the year ended December 31, 2012, eleven loans totaling $38.0 million were each restructured into multiple new loans.  During the year ended December 31, 2011, twelve loans totaling $41.0 million were each restructured into multiple new loans.  During the year ended December 31, 2010, four loans totaling $8.2 million were each restructured into multiple new loans.  For further information on troubled debt restructurings, see Note 3 of the accompanying audited financial statements, which are included in Item 8 of this Report.

The loss sharing agreements with the FDIC are subject to limitations on the types of losses covered and the length of time losses are covered, and are conditioned upon the Bank complying with its requirements in the agreements with the FDIC, including requirements regarding servicing and other loan administration matters.  The loss sharing agreements extend for ten years for single family real estate loans and for five years for other loans.  At December 31, 2012, approximately six years remain on the loss sharing agreement for single family real estate loans acquired from TeamBank and the remaining loans have an estimated average life of two to eleven years.  At December 31, 2012, approximately seven years remain on the loss sharing agreement for single family real estate loans acquired from Vantus Bank and the remaining loans have an estimated average life of two to thirteen years.   At December 31, 2012, approximately nine years remain on the loss sharing agreement for single family real estate loans acquired from Sun Security Bank and the remaining loans have an estimated average life of four to eleven years.  At December 31, 2012, approximately nine years remain on the loss sharing agreement for single family real estate loans acquired from InterBank and the remaining loans have an estimated average life of seven to fourteen years.    At December 31, 2012, approximately one year remains on the loss sharing agreement for non-single family loans acquired from TeamBank and the remaining loans are have an estimated average life of one to five years.  At December 31, 2012, approximately two years remain on the loss sharing agreement for non-single family loans acquired from Vantus Bank and the remaining loans have an estimated average life of two to five years.  At December 31, 2012, approximately four years remain on the loss sharing agreement for non-single family loans acquired from Sun Security Bank and the remaining loans have an estimated average life of one to two years.  At December 31, 2012, approximately four years remain on the loss sharing agreement for non-single family loans acquired from InterBank and the remaining loans have an estimated average life of three to eight years.  While the expected repayments for certain of the acquired loans extend beyond the terms of the loss sharing agreements, the Bank has identified and will continue to identify problem loans and will make every effort to resolve them within the time limits of the agreements.  The Company may sell any loans remaining at the end of the loss sharing agreement subject to the approval of the FDIC.  Acquired loans are currently included in the analysis and estimation of the allowance for loan losses.  However, when the loss sharing agreements end, the allowance for loan losses related to any acquired loans retained in the portfolio may need to increase.  The loss sharing agreements and their related limitations are described in detail in Note 4 of the accompanying audited financial statements, which are included in Item 8 of this Report.

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

Available-for-sale Securities.  In the year ended December 31, 2012, available-for-sale securities decreased $68.4 million, or 7.8%, from $875.4 million at December 31, 2011, to $807.0 million at December 31, 2012.  The decrease was due to net sales and repayments of mortgage-backed securities which decreased $45.6 million from $641.7 million at December 31, 2011 to $596.1 million at December 31, 2012 and securities of states and political subdivisions, which decreased $27.3 million from $150.2 million at December 31, 2011 to $122.9 million at December 31, 2012.

Cash and Cash Equivalents. Cash and cash equivalents totaled $404.1 million at December 31, 2012 an increase of $23.9 million, or 6.3%, from $380.2 million at December 31, 2011.  The increase in cash and cash equivalents during 2012 was due to cash received from the FDIC in the InterBank FDIC-assisted transaction and proceeds from the sale and repayment of certain investments.

Foreclosed Assets.  Foreclosed assets totaled $68.9 million at December 31, 2012, an increase of $1.3 million, or 1.9%, from $67.6 million at December 31, 2011.  Foreclosed assets, excluding those covered by loss sharing agreements with the FDIC, increased from $32.7 million, or 1.2% of total assets, at December 31, 2008 to $50.1 million, or 1.3% of total assets, at December 31, 2012.  Foreclosed assets began increasing in 2007 as the United States economy slowed due to a severe economic recession in 2008 and 2009.  During 2010, 2011 and 2012, economic growth was slow and residential and commercial real estate markets recovered only slightly, if at all.  The levels of net additions to foreclosed assets during 2012 remained elevated.  Because sales of foreclosed properties have been slower than additions, total foreclosed assets increased in each of the last four years.  The trend of higher additions and lower sales due to the economy is magnified in the subdivision construction and land development categories where properties are more speculative in nature and market activity has been very slow.  See “Non-performing Assets – Foreclosed Assets” for additional information on the Company’s foreclosed assets.

Deposits.  The Company attracts deposit accounts through its retail branch network, correspondent banking and corporate services areas, and brokered deposits. The Company then utilizes these deposit funds, along with Federal Home Loan Bank (FHLBank) advances and other borrowings, to meet loan demand or otherwise fund its activities. In the year ended December 31, 2012, total deposit balances increased $189.7 million, or 6.4%.  The increase was primarily due to the addition of the $456.3 million of core deposits assumed from InterBank in the FDIC-assisted transaction during 2012.  Including the deposits assumed from InterBank, interest-bearing transaction accounts increased $199.7 million, non-interest-bearing checking accounts increased $55.0 million and retail certificates of deposit increased $80.4 million.  Total brokered deposits decreased $145.5 million, primarily because of a reduction in deposits that are part of the CDARS program. Included in total brokered deposits at December 31, 2012 and December 31, 2011, were Great Southern Bank customer deposits totaling $109.1 million and $216.3 million, respectively, that are part of the CDARS program which allows bank customers to maintain balances in an insured manner that would otherwise exceed the FDIC deposit insurance limit. The FDIC considers these customer accounts to be brokered deposits due to the fees paid in the CDARS program.  The Company did not actively try to grow CDARS customer deposits during the current period and decreased interest rates offered on these deposits during the year ended December 31, 2012.

Our deposit balances may fluctuate from time to time depending on customer preferences and our relative need for funding.  In 2012, we experienced an overall increase in deposits, primarily due to the deposits assumed in the InterBank FDIC-assisted transaction.  Because of overall low loan demand and increased liquidity levels in 2012, when compared to historic trends, we chose to allow certain types of our deposit balances to decrease.  As discussed previously regarding 2012, this was primarily done by redeeming brokered CDs without replacement and by allowing higher-cost CDARS accounts to decrease by offering lower rates or redeeming them.  The transition in deposit types from time deposits to transaction deposits benefits our net interest margin by generally reducing our cost of funds.  We do not consider our retail certificates of deposit to be guaranteed long-term funding because customers can withdraw their funds at any time with minimal interest penalty.  When loan demand begins trending upward, we can increase rates paid on deposits to increase deposit balances and may again utilize brokered deposits to provide necessary funding.  Because the Federal Funds rate is already very low, there may be a negative impact on the Company’s net interest income due to the Company’s inability to lower its funding costs significantly in the current low interest rate environment, although interest rates on assets may decline further.

The InterBank and other core deposits added during 2012 helped the Company lower overall funding costs.  However, because market interest rates are already very low, it may be difficult for the Company to further lower its funding costs significantly, while interest rates on assets may decline further.  The level of competition for deposits in our markets is high. While it is our goal to gain checking account and retail certificate of deposit market share in our branch footprint, we cannot be assured of this in future periods.  In addition, while we have been generally lowering our deposit rates over the past several quarter, increasing rates paid on deposits can help to attract deposits if needed; however, this could negatively impact the Company’s net interest margin.

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

Net Interest Income and Interest Rate Risk Management. Our net interest income may be affected positively or negatively by interest rate changes in the market. A large portion of our loan portfolio is tied to the "prime rate" of interest and adjusts immediately when this rate adjusts (subject to the effect of loan interest rate floors, which are discussed below).  We monitor our sensitivity to interest rate changes on an ongoing basis (see "Quantitative and Qualitative Disclosures About Market Risk").  In addition, our net interest income may be impacted by changes in the cash flows expected to be received from acquired loan pools.  As described in Note 4 of the accompanying audited financial statements, which are included in Item 8 of this Report, the Company’s evaluation of cash flows expected to be received from acquired loan pools is on-going and increases in cash flow expectations are recognized as increases in accretable yield through interest income.  Decreases in cash flow expectations are recognized as impairments through the allowance for loan losses.

The current level and shape of the interest rate yield curve poses challenges for interest rate risk management. The FRB last changed interest rates on December 16, 2008. Great Southern has a significant portfolio of loans which are tied to a "prime rate" of interest. Some of these loans are tied to some national index of "prime," while most are indexed to "Great Southern prime." The Company has elected to leave its “Great Southern prime rate” of interest at 5.00%. This does not affect a large number of customers, as a majority of the loans indexed to “Great Southern prime” are already at interest rate floors which are provided for in individual loan documents. But for the interest rate floors, a rate cut by the FRB generally would have an anticipated immediate negative impact on the Company’s net interest income due to the large total balance of loans which generally adjust immediately as the Federal Funds rate adjusts. Loans at their floor rates are subject to the risk that borrowers will seek to refinance elsewhere at the lower market rate, however.  Because the Federal Funds rate is already very low, there may also be a negative impact on the Company's net interest income due to the Company's inability to lower its funding costs significantly in the current environment, although interest rates on assets may decline further. Conversely, interest rate increases would normally result in increased interest rates on our prime-based loans.  The interest rate floors in effect may limit the immediate increase in interest rates on these loans, until such time as rates rise above the floors.  However, the Company may have to increase rates paid on deposits to maintain deposit balances and pay higher rates on borrowings.  The impact of the low rate environment on our net interest margin in future periods is expected to be fairly neutral.  As our time deposits mature in future periods, we expect to be able to continue to reduce rates somewhat as they renew.  However, any margin gained by these rate reductions is likely to be offset by reduced yields from our investment securities as payments are made on our mortgage-backed securities and the proceeds are reinvested at lower rates.  Similarly, interest rates on adjustable rate loans may reset lower according to their contractual terms and new loans may be originated at lower market rates.  For further discussion of the processes used to manage our exposure to interest rate risk, see “Quantitative and Qualitative Disclosures About Market Risk – How We Measure the Risks to Us Associated with Interest Rate Changes.”

The negative impact of declining loan interest rates has been mitigated by the positive effects of the Company’s loans which have interest rate floors. At December 31, 2012, the Company had a portfolio (excluding the loans acquired in the FDIC-assisted transactions) of prime-based loans totaling approximately $586 million with rates that change immediately with changes to the prime rate of interest. Of this total, $551 million also had interest rate floors. These floors were at varying rates, with $23 million of these loans having floor rates of 7.0% or greater and another $388 million of these loans having floor rates between 5.0% and 7.0%. In addition, there were $140 million of these loans with floor rates between 3.25% and 5.0%.  At December 31, 2012, all $551 million of these loans were at their floor rates. The loan yield for the total loan portfolio was approximately 214, 261 and 278 basis points higher than the national "prime rate of interest" at December 31, 2012, 2011 and 2010, respectively, partly because of these interest rate floors. While interest rate floors have had an overall positive effect on the Company’s results during this period, they do subject the Company to the risk that borrowers will elect to refinance their loans with other lenders.  To the extent economic conditions improve, the risk that borrowers will seek to refinance their loans increases.

Non-Interest Income and Operating Expenses. The Company's profitability is also affected by the level of its non-interest income and operating expenses. Non-interest income consists primarily of service charges and ATM fees, accretion income (net of amortization) related to the FDIC-assisted acquisitions, late charges and prepayment fees on loans, gains on sales of loans and available-for-sale investments and other general operating income. In 2012, 2011 and 2009, non-interest income was also affected by the gains recognized on the FDIC-assisted transactions. In 2012, 2011 and 2010, increases in the cash flows expected to be collected from the FDIC-covered loan portfolios resulted in amortization (expense) recorded relating to reductions of expected reimbursements under the loss sharing agreements with the FDIC, which are recorded as indemnification assets.  Non-interest income may also be affected by the Company's interest rate derivative activities, if the Company chooses to implement derivatives.  Operating expenses consist primarily of salaries and employee benefits, occupancy-related expenses, expenses related to foreclosed assets, postage, FDIC deposit insurance, advertising and public relations, telephone, professional fees, office expenses and other general operating expenses.  Details of the current period changes in non-interest income and non-interest expense are provided under “Results of Operations and Comparison for the Years Ended December 31, 2012 and 2011.”

Business Initiatives

In 2012, several initiatives have been completed or are underway related to the Company’s banking center network.  In February, the Company opened a new banking center in O’Fallon, Mo., a suburb of St. Louis. The Company now operates seven banking centers in the St. Louis metro area.

During the second quarter, the Company replaced two existing banking centers with new facilities. In April, a new banking center on West Kearney in north Springfield, Mo., was opened replacing a leased location approximately one block east. In May, a new banking center on West 135th Street in Olathe, Kan., was opened in an established retail business district replacing the former banking site located in a lesser developed area of the city.

In October 2012, a new banking center at 600 W. Republic in Springfield, Mo., was opened, which replaced a nearby leased facility at 3961 S. Campbell.  A new banking center in Greenfield, Mo., was also opened in December 2012. The full-service banking center replacd a previously razed drive-thru facility on the same lot. At the same time as the opening of the new facility, a leased banking center in downtown Greenfield was closed.

In March 2013, a new banking center in Downtown Springfield is expected to open, which replaces a leased facility two blocks away. Great Southern operated from this new location at 331 South Ave. in the 1960’s through the 1980’s. A new full-service banking center in a commercial district in Omaha, Neb., is under construction. In addition to the banking center, a commercial lending team will be housed in this facility. The facility is expected to be open in fall 2013.  The Company currently operates two banking centers in the Omaha metropolitan area – one in Bellevue and one in Fort Calhoun.

On the technology front, in January 2012, the Company launched a new smartphone application for iPhone and Android users providing customers another channel for accessing their accounts. In December 2012, the Company launched an online consumer loan application service so that customers can apply online for various consumer loans including auto, boat, recreational vehicle and home equity loans. In January 2013, the Company introduced Mobile Check Deposit, a smartphone application-based service enabling customers to conveniently deposit a paper check to their checking account by utilizing the smartphone camera. Text Banking is expected to be launched in the second quarter of 2013 providing another channel for customers to access account information.

The Company reorganized its internal organizational structure during the year to more effectively serve business banking customers.  Small Business Banking and Corporate Services were combined to form the Business Banking division, which will offer depository and lending products to customers in a more streamlined and comprehensive manner.

On November 30, 2012, Great Southern Bank separately sold Great Southern Travel and Great Southern Insurance to Milwaukee-based Adelman Travel and St. Louis-based HM, respectively.  The two sales resulted in a combined transaction gain totaling $6.1 million

Effect of Federal Laws and Regulations

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

Legislation Impacting the Financial Services Industry.  On July 21, 2010, sweeping financial regulatory reform legislation entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act implements far-reaching changes across the financial regulatory landscape, including provisions that, among other things, centralize responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau, with broad rulemaking authority for a wide range of consumer protection laws that apply to all banks, require new capital rules and apply to bank holding companies the same leverage and risk-based capital requirements that apply to insured depository institutions, , change the assessment base for federal deposit insurance, repeal the federal prohibitions on the payment of interest on demand deposits, amend the account balance limit for federal deposit insurance protection, and increase the authority of the Federal Reserve Board to examine the Company and its non-bank subsidiaries.

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

A provision of the Dodd-Frank Act, commonly referred to as the “Durbin Amendment,” directed the FRB to analyze the debit card payments system and fix the interchange rates based upon their estimate of actual costs. The FRB has established the interchange rate for all debit transactions for issuers with over $10 billion in assets, effective October 1, 2011, at $0.21 per transaction. An additional five basis points of the transaction amount and an additional $0.01 may be collected by the issuer for fraud prevention and recovery, provided the issuer performs certain actions.  Although the Bank is currently exempt from the provisions of the rule on the basis of asset size, there is some uncertainty about the long-term impact there will be on the interchange rates for issuers below the $10 billion level of assets.

New Proposed Capital Rules. The federal banking agencies have proposed rules that would substantially amend the regulatory risk-based capital rules applicable to the Bank and the Company. The proposed rules would implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. “Basel III” refers to various documents released by the Basel Committee on Banking Supervision. As published, the proposed rules contemplated a general effective date of January 1, 2013, and, for certain provisions, various phase-in periods and later effective dates. However, the federal banking agencies have announced that the proposed rules will not be effective on January 1, 2013. The agencies have not adopted final rules or published any modifications to the proposed rules. The proposed rules as published are summarized below. It is not possible to predict when or in what form final regulations may be adopted.

The proposed rules include new minimum capital ratios, to be phased in until fully effective on January 1, 2015, and would refine the definitions of what constitutes “capital” for purposes of calculating those ratios. The proposed new minimum capital ratios would be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4%. The proposed rules would also establish a “capital conservation buffer” requirement of 2.5% above each of the new regulatory minimum capital ratios to be phased in starting on January 1, 2016 and fully effective on January 1, 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if any of its capital levels fell below the capital conservation buffer amount.

The federal banking agencies also proposed revisions, effective January 1, 2015, to the prompt corrective action framework, which is designed to place restrictions on insured depository institutions if their capital levels show signs of weakness. Under the prompt corrective action requirements, insured depository institutions would be required to meet the following in order to qualify as “well capitalized:” (i) a common equity Tier 1 risk-based capital ratio of 6.5%; (ii) a Tier 1 risk-based capital ratio of 8% (increased from 6%); (iii) a total risk-based capital ratio of 10% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 5% (unchanged from the current rules).

The Basel III also contains provisions on liquidity include complex criteria establishing a liquidity coverage ratio (“LCR”) and net stable funding ratio (“NSFR”).  The purpose of the LCR is to ensure that a bank maintains adequate unencumbered, high quality liquid assets to meet its liquidity needs for 30 days under a severe liquidity stress scenario.  The purpose of the NSFR is to promote more medium and long-term funding of assets and activities, using a one-year horizon.  The federal banking agencies have not published proposed regulations on these provisions of Basel III.

FDIC-Assisted Acquisition of Certain Assets and Liabilities

On April 27, 2012, Great Southern Bank entered into a purchase and assumption agreement, including a loss sharing agreement, with the FDIC to purchase substantially all of the assets and assume substantially all of the deposits and other liabilities of Inter Savings Bank, FSB (“InterBank”), a full-service bank headquartered in Maple Grove, Minn.  Established in 1965, InterBank operated four locations in three counties in the Minneapolis-St. Paul area. Assets with a fair value of approximately $490.1 million were acquired, including $285.5 million of loans, $75.3 million of cash and cash equivalents , $34.9 million of investment securities, $6.2 million of foreclosed assets, and $3.1 million of other assets.  Liabilities with a fair value of $458.7 million were assumed, including $456.3 million of deposits, $2.3 million of accounts payable and $215,000 of other liabilities.  A customer-related core deposit intangible asset of $1.0 million was also recorded.  As a result of the excess of liabilities over assets, the Bank received $40.8 million in cash from the FDIC.  Under the loss sharing agreement, the FDIC has agreed to cover 80% of the losses on the loans and foreclosed assets purchased subject to certain limitations.  The Company recorded an FDIC indemnification asset of $84.0 million as a result of this loss sharing agreement.

The former InterBank franchise is currently operating under the Great Southern name from its previous locations.  The Bank converted the InterBank operational systems into Great Southern’s systems in August 2012, which allows all Great Southern and former InterBank customers to conduct business at any banking center throughout the Great Southern six-state franchise.

The Company recorded a one-time gain of $31.3 million (pre-tax) based upon the initial estimated fair value of the assets acquired and liabilities assumed in accordance with FASB ASC 805, Business Combinations, during the year ended December 31, 2012.  FASB ASC 805 allows a measurement period of up to one year to adjust initial fair value estimates as of the acquisition date.  The Company has continued to evaluate the initial fair value estimates and, has finalized these estimates without adjustment as of December 31, 2012.  Additional income will be recognized in future periods as loans are collected from customers and as reimbursements of losses are collected from the FDIC, but we cannot estimate the timing of this income due to the variables associated with this transaction. Based on the level of discounts expected to be accreted into income in future years and the loss sharing agreement with the FDIC, none of the acquired InterBank loans are considered non-performing, as we have a reasonable expectation to recover both the discounted book balances of such loans as well as a yield on the discounted book balances.

InterBank presented an attractive franchise for the Company to acquire because it provided the opportunity for expansion into a new complementary market through banking centers which, for the most part, held competitive market positions in both loans and deposits.  The Minneapolis-St. Paul market should provide new opportunities for commercial and real estate lending, as it is a large metropolitan area with relatively low unemployment and significant business activity.  The Company also benefits from reduced credit risk due to the loss sharing agreement with the FDIC that was part of the transaction.  See also Note 4 and Note 28 of the accompanying audited financial statements, which are included in Item 8 of this Report.

Sale of Business Units

Effective November 30, 2012, the Company sold the Bank's Great Southern Travel division to Milwaukee, Wisconsin-based Adelman Travel and the Bank's Great Southern Insurance division to St. Louis-based HM.  Existing Great Southern Travel and Great Southern Insurance employees and offices became part of each acquirer’s respective operations.  The business units were sold after the Company made the decision to focus its resources on its core banking business.

The 2012 operations of the two divisions have been reclassified to include all revenues and expenses in discontinued operations.  In 2012, the Company recognized gains on the sales totaling $6.1 million, which are included in the income from discontinued operations.  The 2008 through 2011 operations have been restated to reflect the reclassification of revenues and expenses in discontinued operations.  Revenues from the two divisions, excluding the gain on sale, totaled $8.2 million, $8.1 million, $7.6 million, $6.6 million and $7.7 million for the years ended December 31, 2012, 2011, 2010, 2009, and 2008, respectively, and is included in income from discontinued operations.

Recent Accounting Pronouncements

See Note 1 to the accompanying audited financial statements, which are included in Item 8 of this Report, for a description of recent accounting pronouncements including the respective dates of adoption and expected effects on the Company’s financial position and results of operations.

Comparison of Financial Condition at December 31, 2012 and December 31, 2011

During the year ended December 31, 2012, total assets increased by $165.2 million to $4.0 billion. The increase was primarily due to increases in loans and cash and cash equivalents, primarily attributable to the InterBank FDIC-assisted transaction.  The increase was also due to increases in premises and equipment, partially offset by decreases in available-for-sale securities and prepaid expenses and other assets.

Net loans increased $195.5 million to $2.32 billion at December 31, 2012, due primarily to the InterBank loans acquired in the 2012 FDIC-assisted transaction which had a balance of $259.2 million at December 31, 2012.  Commercial real estate loans increased $52.5 million, or 8.2%, commercial business loans increased $28.2 million, or 11.9%, consumer auto loans increased $23.2 million, or 39.1%, and multi-family residential loans increased $23.8 million, or 9.8%.  Commercial construction loans also increased, but the increase was primarily offset by decreases in subdivision construction and land development loans.  Partially offsetting these increases was a decrease in net loans acquired through the 2009 and 2011 FDIC-assisted transactions of $131.9 million, or 33.3%, primarily because of loan repayments.  The increase in loans during 2012 was primarily due to financing loans which had been previously financed by other lenders, rather than significant overall economic improvement.  The Company's strategy continues to be focused on maintaining credit risk and interest rate risk at appropriate levels given the current credit and economic environments.

Related to the loans purchased in the 2012, 2011 and 2009 FDIC-assisted transactions, the Company recorded indemnification assets which represent payments expected to be received from the FDIC through loss sharing agreements.  The total balance of the FDIC indemnification asset increased $9.3 million to $117.3 million at December 31, 2012.  The increase was due to the FDIC indemnification asset recorded through the InterBank FDIC-assisted transaction of $84.0 million which was reduced $8.9 million to $75.1 million at December 31, 2012 due to amounts billed to the FDIC for losses recognized.  Partially offsetting this increase was a $66.1 million decrease in the FDIC indemnification assets related to the 2009 and 2011 FDIC-assisted transactions due to payments received from the FDIC as well as estimated improved cash flows to be collected from the loan obligors, resulting in reductions in payments expected to be received from the FDIC.  The expected improved cash flows are further discussed in the “Interest Income – Loans” section below.

Securities available for sale decreased $68.4 million as compared to December 31, 2011.  The decrease was due to sales and maturities of mortgage-backed securities which decreased $45.6 million from $641.7 million at December 31, 2011 to $596.1 million at December 31, 2012 and securities of states and political subdivisions, which decreased $27.3 million from $150.2 million at December 31, 2011 to $122.9 million at December 31, 2012.  While there is no specifically stated goal, the available-for-sale securities portfolio has in recent periods been approximately 20% to 25% of total assets. The available-for-sale securities portfolio was 20.4% and 23.1% of total assets at December 31, 2012 and December 31, 2011, respectively.

Prepaid expenses and other assets decreased $5.6 million as compared to December 31, 2011, due to an approximately $10.2 million decrease in prepaid expenses and other assets, primarily due a reduction in receivables from the FDIC for losses covered by the loss sharing agreements of $9.2 million.  Offsetting this decrease was an increase of $4.6 million in federal and state tax credit investments.  The majority of the increase in tax credit investments was due to investments in federal low-income housing tax credits.  These credits are typically purchased at 70-90% of the amount of the credit and are generally utilized to offset taxes payable over a 10-year period.  For further information on the Company’s investments in tax credits, see Note 7 of the accompanying audited financial statements, which are included in Item 8 of this Report.

The Company’s net premises and equipment increased $18.1 million as compared to December 31, 2011.  The primary reason for the increase was the purchase of approximately $6.1 million of fixed assets from the FDIC for the Sun Security Branch locations, the purchase of approximately $2.8 million of fixed assets from the FDIC for the InterBank branch locations and the addition of new locations as a result of the growth of the Company and to provide for future growth.  During the year ended December 31, 2012, a new banking center was opened in O’Fallon, Mo.  A new banking center in Olathe, Kan. was opened which relocated an existing banking center to a more established retail business district.  In addition, a new banking center in Springfield, Mo. was opened, relocating a banking center with one of the Company’s highest transaction volumes to provide more drive-thru lanes and better access.  The Company replaced a leased banking center in Springfield, Mo., with a new banking center less than a mile away.  The new site is a former bank office and provides greater customer access.  A new banking center was opened in Greenfield, Mo., which replaced a previously razed drive-thru facility on the same lot, and a leased banking center downtown.

During the year ended December 31, 2012, cash and cash equivalents increased $23.9 million to $404.1 million.  The increase during 2012 was due to sales and maturities of available-for-sale securities and the cash received from the FDIC in the InterBank FDIC-assisted transaction, partially offset by increased loan funding.

Total liabilities increased $119.9 million from $3.47 billion at December 31, 2011 to $3.58 billion at December 31, 2012. The increase was primarily attributable to increases in deposits and current and deferred income taxes, partially offset by decreases in FHLB advances and securities sold under repurchase agreements with customers.  In the year ended December 31, 2012, total deposit balances increased $189.7 million, or 6.4%.  The increase was primarily due to the addition of the $456.3 million of deposits assumed in the InterBank FDIC-assisted transaction during 2012.  Including the deposits assumed in the InterBank FDIC-assisted transaction, interest-bearing transaction accounts increased $199.7 million, non-interest-bearing checking accounts increased $55.0 million and retail certificates of deposit increased $80.4 million.  Since the second quarter of 2010, the Company’s transaction account balances have trended upward while retail certificates of deposit have trended downward because of customer preference to have immediate access to funds during the current low interest rate environment.  However, the addition of the InterBank deposits in the second quarter of 2012 resulted in the increase in retail certificates of deposit at December 31, 2012.  Total brokered deposits, excluding the CDARS customer accounts, were $10.0 million at December 31, 2012, down from $48.3 million at December 31, 2011. The decrease was the result of $38.3 million of brokered deposits that matured or were called by the Company during the period while no new brokered deposits were added.  At December 31, 2012 and 2011, Great Southern Bank customer deposits totaling $109.1 million and $216.3 million, respectively, were part of the CDARS program which allows bank customers to maintain balances in an insured manner that would otherwise exceed the FDIC deposit insurance limit. The FDIC counts these deposits as brokered, but these are deposit accounts that we generate with customers in our local markets.

FHLBank advances decreased $57.8 million from December 31, 2011.  The Company elected to prepay $30.0 million of FHLB advances, which were assumed as part of the Sun Security transaction during the first quarter of 2012.  The penalties incurred to prepay these advances were primarily accounted for as part of the purchase accounting adjustments at the time of acquisition, resulting in no additional material expense in the year ended December 31, 2012.  The level of FHLBank advances can fluctuate depending on growth in the Company's loan portfolio and other funding needs and sources of funds available to the Company. Most of the Company’s FHLBank advances are fixed-rate advances that cannot be repaid prior to maturity without incurring significant penalties.

Securities sold under reverse repurchase agreements with customers decreased $37.1 million from December 31, 2011 as these balances fluctuate over time and rates paid on these accounts decreased.

Total stockholders' equity increased $45.3 million from $324.6 million at December 31, 2011 to $369.9 million at December 31, 2012. The Company recorded net income of $48.7 million for the year ended December 31, 2012, common and preferred dividends declared were $9.8 million and accumulated other comprehensive income increased $4.2 million.  The increase in accumulated other comprehensive income resulted from increases in the fair value of the Company's available-for-sale investment securities.  In addition, total stockholders’ equity increased $2.7 million due to stock option exercises.

Results of Operations and Comparison for the Years Ended December 31, 2012 and 2011

General

Net income increased $18.4 million, or 60.9%, during the year ended December 31, 2012, compared to the year ended December 31, 2011.  Net income from continuing operations increased $14.4 million, or 48.7%, during the year ended December 31, 2012, compared to the year ended December 31, 2011.  Net income was $48.7 million for the year ended December 31, 2012 compared to $30.3 million for the year ended December 31, 2011.  Net income from continuing operations was $44.1 million for the year ended December 31, 2012 compared to $29.7 million for the year ended December 31, 2011.  This increase was primarily due to an increase in non-interest income of $41.9 million, or 1013.6%, and an increase in net interest income of $1.6 million, or 1.0%, partially offset by an increase in non-interest expense of $15.1 million, or 15.5%, an increase in provision for income taxes of $5.4 million, or 104.9%, and an increase in the provision for loan losses of $8.5 million, or 24.1%. Non-interest income for the year ended December 31, 2012 included a gain recognized on business acquisition of $31.3 million, and also included net amortization expense of the FDIC indemnification asset of $18.7 million.  Net income available to common shareholders was $48.1 million for the year ended December 31, 2012 compared to $26.3 million for the year ended December 31, 2011.

Total Interest Income

Total interest income decreased $5.2 million, or 2.6%, during the year ended December 31, 2012 compared to the year ended December 31, 2011. The decrease was primarily due to a $4.1 million, or 15.0%, decrease in interest income on investments and other interest-earning assets, while interest income on loans decreased $1.0 million, or 0.6%. Interest income on loans decreased primarily due to variations in the adjustments to accretable yield due to increases in expected cash flows to be received from the FDIC-acquired loan pools as discussed below in “Interest Income – Loans” and in Note 4 of the accompanying audited financial statements, which are included in Item 8 of this Report.  Interest income from investment securities and other interest-earning assets decreased during the year ended December 31, 2012 primarily due to lower average rates of interest.  The lower average investment yields were primarily a result of lower yields on mortgage-backed securities as interest rates reset downward.  Prepayments on the mortgages underlying these securities resulted in amortization of premiums which also reduced yields.

Interest Income - Loans

During the year ended December 31, 2012 compared to the year ended December 31, 2011, interest income on loans decreased due to lower average interest rates, partially offset by higher average balances. Interest income decreased $26.1 million as the result of lower average interest rates on loans.  The average yield on loans decreased from 8.53% during the year ended December 31, 2011 to 7.31% during the year ended December 31, 2012.  This decrease was partially due to fluctuation in the additional yield accretion recognized in conjunction with the fair value of the loan pools acquired in the FDIC-assisted transactions, as the additional yield accretion was less in 2012 than in 2011. On an on-going basis the Company estimates the cash flows expected to be collected from the acquired loan pools. The cash flows estimate for the 2012 and 2011 FDIC-assisted transactions increased during 2012.  The cash flows estimate for the 2009 FDIC-assisted transactions has increased each quarter since the third quarter of 2010, based on the payment histories and reduced loss expectations of the loan pools.  These adjustments resulted in a total of $128.6 million of adjustments to date to be spread on a level-yield basis over the remaining expected lives of the loan pools. The increases in expected cash flows also reduced the amount of expected reimbursements under the loss sharing agreements with the FDIC, which are recorded as indemnification assets. Therefore, the expected indemnification assets for the FDIC-assisted transactions have also been reduced, resulting in a total of $109.8 million of adjustments to date to be amortized on a comparable basis over the remainder of the loss sharing agreements or the remaining expected life of the loan pools, whichever is shorter.  The adjustments increased interest income by $36.2 million and decreased non-interest income by $29.9 million during the year ended December 31, 2012, for a net impact of $6.3 million to pre-tax income.  Because the adjustments will be recognized over the estimated remaining lives of the loan pools and the remainder of the loss sharing agreements, respectively, they will impact future periods as well.  The remaining accretable yield adjustment that will affect interest income is $23.7 million and the remaining adjustment to the indemnification assets that will affect non-interest income (expense) is $(18.9) million.  Of the remaining adjustments, we expect to recognize $13.2 million of interest income and $(11.2) million of non-interest income (expense) in 2013.  Additional adjustments may be recorded in future periods as the Company continues to estimate expected cash flows from the acquired loan pools.  For further discussion about these adjustments, see Note 4 of the accompanying audited financial statements, which are included in Item 8 of this Report.  Apart from the yield accretion, the average yield on loans was 5.76% for the year ended December 31, 2012, down from 6.08% for the year ended December 31, 2011, as a result of both normal amortization of higher-rate loans and new loans that were made at current lower market rates.

Interest income increased $25.1 million as a result of higher average loan balances which increased from $2.01 billion during the year ended December 31, 2011 to $2.33 billion during the year ended December 31, 2012. The higher average balances were primarily due to the loans acquired in the InterBank FDIC-assisted transaction.

Interest Income - Investments and Other Interest-earning Assets

Interest income on investments decreased $4.4 million as a result of a decrease in average interest rates from 3.20% during the year ended December 31, 2011 to 2.68% during the year ended December 31, 2012.  The majority of the Company’s securities in 2011 and 2012 were mortgage-backed securities which are backed by hybrid ARMs that have fixed rates of interest for a period of time (generally one to ten years) and then adjust annually.  The actual amount of securities that reprice and the actual interest rate changes on these securities are subject to the level of prepayments on these securities and the changes that actually occur in market interest rates (primarily treasury rates and LIBOR rates).  Mortgage-backed securities are also subject to reduced yields due to more rapid prepayments in the underlying mortgages.  As a result, premiums on these securities may be amortized against interest income more quickly, thereby reducing the yield recorded.  Interest income on investments increased $156,000 as a result of an increase in average balances from $841.3 million during the year ended December 31, 2011, to $846.2 million during the year ended December 31, 2012.  Average balances of securities increased due to purchases made for pledging to secure public-fund deposits.  Interest income on other interest-earning assets increased $167,000 mainly due to higher average balances.  Average balances of interest-earning deposits increased due to repayment of loans and the cash received from the FDIC in the InterBank FDIC-assisted transaction.

The Company’s interest-earning deposits and non-interest-earning cash equivalents currently earn very low or no yield and therefore negatively impact the Company’s net interest margin. At December 31, 2012, the Company had cash and cash equivalents of $404.1 million compared to $380.2 million at December 31, 2011.  See "Net Interest Income" for additional information on the impact of this interest activity.

Total Interest Expense

Total interest expense decreased $6.8 million, or 19.3%, during the year ended December 31, 2012, when compared with the year ended December 31, 2011, due to a decrease in interest expense on deposits of $5.7 million, or 21.4%, a decrease in interest expense on FHLBank advances of $812,000, or 15.5%, and a decrease in interest expense on short-term and structured repo borrowings of $355,000, or 12.0%.   These decreases were partially offset by an increase in interest expense on subordinated debentures issued to capital trust of $48,000, or 8.4%.

Interest Expense - Deposits

Interest on demand deposits decreased $3.0 million due to a decrease in average rates from 0.72% during the year ended December 31, 2011, to 0.49% during the year ended December 31, 2012.  The average interest rates decreased due to lower overall market rates of interest since 2011 and because the Company chose to pay lower rates during 2012 when compared to 2011.  Market rates of interest on checking and money market accounts have been decreasing since late 2008 when the FRB began reducing short-term interest rates.  Interest on demand deposits increased $2.1 million due to an increase in average balances from $1.11 billion during the year ended December 31, 2011, to $1.46 billion during the year ended December 31, 2012.  The increase in average balances of demand deposits was primarily a result of demand deposits assumed in the Sun Security Bank and InterBank FDIC-assisted transactions in 2011 and 2012.  Also contributing to the increase was customer preference to transition from time deposits to demand deposits as well as organic growth in the Company’s deposit base, particularly in interest-bearing checking accounts.  Average noninterest-bearing demand balances increased from $307 million for the year ended December 31, 2011, to $386 million for the year ended December 31, 2012.

Interest expense on time deposits decreased $6.5 million as a result of a decrease in average rates of interest from 1.47% during the year ended December 31, 2011, to 1.00% during the year ended December 31, 2012.  A large portion of the Company’s certificate of deposit portfolio matures within one year and so it reprices fairly quickly; this is consistent with the portfolio over the past several years. Interest expense on deposits increased $1.7 million due to an increase in average balances of time deposits from $1.25 billion during the year ended December 31, 2011, to $1.36 billion during the year ended December 31, 2012.  The increase in average balances of time deposits was primarily a result of time deposits assumed in the Sun Security Bank and InterBank FDIC-assisted transactions during 2011 and 2012.  As previously mentioned, the increase in average balances of time deposits was partly offset by the customer preference to transition from time deposits to demand deposits.  Also offsetting the increase was the reduction of the balance of brokered deposits, primarily CDARS accounts, of $145.5 million from December 31, 2011 to December 31, 2012.

The Dodd-Frank Act repealed the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts beginning July 21, 2011. Although the ultimate impact of this legislation on the Company has not yet been fully determined, the Company expects interest costs associated with demand deposits may increase as a result of competitor responses to this change.

Interest Expense - FHLBank Advances, Short-term Borrowings and Structured Repurchase Agreements and Subordinated Debentures Issued to Capital Trust

During the year ended December 31, 2012 compared to the year ended December 31, 2011, interest expense on FHLBank advances decreased due to lower average interest rates and lower average balances. Interest expense on FHLBank advances decreased $433,000 due to a decrease in average balances from $159 million during the year ended December 31, 2011, to $145 million during the year ended December 31, 2012.  Interest expense on FHLBank advances decreased $379,000 due to a decrease in average interest rates from 3.29% in the year ended December 31, 2011, to 3.05% in the year ended December 31, 2012.  Most of the remaining advances are fixed-rate and are subject to penalty if paid off prior to maturity.

Interest expense on short-term borrowings and structured repurchase agreements decreased $376,000 due to a decrease in average balances from $304 million during the year ended December 31, 2011, to $266 million during the year ended December 31, 2012.  The decrease in balances of short-term borrowings was primarily due to decreases in securities sold under repurchase agreements with the Company's deposit customers which tend to fluctuate.  Interest expense on short-term borrowings and structured repurchase agreements increased $21,000 due to a slight increase in average rates on short-term borrowings and structured repurchase agreements from the year ended December 31, 2011, to the year ended December 31, 2012.

Interest expense on subordinated debentures issued to capital trust increased $48,000 due to an increase in average rates from 1.84% in the year ended December 31, 2011, to 1.99% in the year ended December 31, 2012.  These debentures are not subject to an interest rate swap; however, they are variable-rate debentures and bear interest at an average rate of three-month LIBOR plus 1.57%, adjusting quarterly.

Net Interest Income

Net interest income for the year ended December 31, 2012 increased $1.6 million to $165.1 million compared to $163.5 million for the year ended December 31, 2011. Net interest margin was 4.61% for the year ended December 31, 2012, compared to 5.17% in 2011, a decrease of 56 basis points.  The Company’s margin was positively impacted primarily by the increases in expected cash flows to be received from the loan pools acquired in the FDIC-assisted transactions and the resulting increases to accretable yield which was discussed previously in “Interest Income – Loans” and is discussed in Note 4 of the accompanying audited financial statements, which are included in Item 8 of this Report.  The impact of these changes on the years ended December 31, 2012 and 2011 were increases in interest income of $36.2 million and $49.2 million, respectively, and increases in net interest margin of 101 basis points and 156 basis points, respectively.  Excluding the positive impact of the additional yield accretion, net interest margin decreased one basis point during the year ended December 31, 2012.  During 2011 and 2012, lower-rate transaction deposits increased as customers added to existing accounts or new customer accounts were opened, while higher-rate brokered deposits decreased and retail time deposits renewed at lower rates of interest.  While retail certificates of deposit increased over the year-ago quarter because of the deposits assumed in the Sun Security Bank and InterBank FDIC-assisted acquisitions, those assumed were at relatively low market rates.  The former InterBank generally paid above-market rates on its certificates of deposit.  We have elected to reduce those rates as deposits have matured.  The Company has also experienced decreases in yield on loans and investments, excluding the yield accretion income discussed above, when compared to the year-ago quarter.  Existing loans continue to repay, and in many cases new loans originated are at rates which are lower than the rates on those repaying loans and may be lower than existing portfolio rates.

The Company's overall interest rate spread decreased 53 basis points, or 10.5%, from 5.06% during the year ended December 31, 2011, to 4.53% during the year ended December 31, 2012. The decrease was due to an 89 basis point decrease in the weighted average yield on interest-earning assets partially offset by a 36 basis point decrease in the weighted average rate paid on interest-bearing liabilities. The Company's overall net interest margin decreased 56 basis points, or 10.8%, from 5.17% for the year ended December 31, 2011, to 4.61% for the year ended December 31, 2012. In comparing the two years, the yield on loans decreased 122 basis points while the yield on investment securities and other interest-earning assets decreased 53 basis points. The rate paid on deposits decreased 38 basis points, the rate paid on FHLBank advances decreased 24 basis points, the rate paid on short-term borrowings remained unchanged, and the rate paid on subordinated debentures issued to capital trust increased 15 basis points.

For additional information on net interest income components, refer to the "Average Balances, Interest Rates and Yields" table in this Report.

Provision for Loan Losses and Allowance for Loan Losses

The provision for loan losses increased $8.6 million, from $35.3 million during the year ended December 31, 2011, to $43.9 million during the year ended December 31, 2012.  The allowance for loan losses decreased $583,000, or 1.4%, to $40.6 million at December 31, 2012, compared to $41.2 million at December 31, 2011.  Net charge-offs were $44.5 million in the year ended December 31, 2012, versus $35.6 million in the year ended December 31, 2011.  Eleven relationships made up $28.4 million of the net charge-off total for the year ended December 31, 2012.  General market conditions, and more specifically, real estate, absorption rates and unique circumstances related to individual borrowers and projects also contributed to the level of provisions and charge-offs in both 2011 and 2012.  As properties were categorized as potential problem loans, non-performing loans or foreclosed assets, evaluations were made of the value of these assets with corresponding charge-offs as appropriate.

Management records a provision for loan losses in an amount it believes sufficient to result in an allowance for loan losses that will cover current net charge-offs as well as risks believed to be inherent in the loan portfolio of the Bank. The amount of provision charged against current income is based on several factors, including, but not limited to, past loss experience, current portfolio mix, actual and potential losses identified in the loan portfolio, economic conditions, and internal as well as external reviews.

Weak economic conditions, higher inflation or interest rates, or other factors may lead to increased losses in the portfolio and/or requirements for an increase in loan loss provision expense. Management long ago established various controls in an attempt to limit future losses, such as a watch list of possible problem loans, documented loan administration policies and a loan review staff to review the quality and anticipated collectability of the portfolio. Additional procedures provide for frequent management review of the loan portfolio based on loan size, loan type, delinquencies, on-going correspondence with borrowers, and problem loan work-outs. Management determines which loans are potentially uncollectible, or represent a greater risk of loss, and makes additional provisions to expense, if necessary, to maintain the allowance at a satisfactory level.

Loans acquired in the 2009, 2011 and 2012 FDIC-assisted transactions are covered by loss sharing agreements between the FDIC and Great Southern Bank which afford Great Southern Bank at least 80% protection from losses in the acquired portfolio of loans.  The FDIC loss sharing agreements are subject to limitations on the types of losses covered and the length of time losses are covered and are conditioned upon the Bank complying with its requirements in the agreements with the FDIC.  These limitations are described in detail in Note 4 of the accompanying audited financial statements, which are included in Item 8 of this Report. The acquired loans were grouped into pools based on common characteristics and were recorded at their estimated fair values, which incorporated estimated credit losses at the acquisition dates.  These loan pools are systematically reviewed by the Company to determine the risk of losses that may exceed those identified at the time of the acquisition.  Techniques used in determining risk of loss are similar to those used to determine the risk of loss for the legacy Great Southern Bank portfolio, with most focus being placed on those loan pools which include the larger loan relationships and those loan pools which exhibit higher risk characteristics.  Review of the acquired loan portfolio also includes meetings with customers, review of financial information and collateral valuations to determine if any additional losses are apparent.  At December 31, 2012 and 2011, an allowance for loan losses was established for loan pools exhibiting risks of loss totaling $17,000 and $30,000, respectively.  Because of the loss sharing agreements, only 20% of the anticipated losses would be ultimately borne by the Bank.

The Bank's allowance for loan losses as a percentage of total loans, excluding loans supported by the FDIC loss sharing agreements, was 2.21% and 2.33% at December 31, 2012 and 2011, respectively.  Management considers the allowance for loan losses adequate to cover losses inherent in the Company's loan portfolio at December 31, 2012, based on recent reviews of the Company's loan portfolio and current economic conditions.  If economic conditions remain weak or deteriorate further, it is possible that additional loan loss provisions would be required, thereby adversely affecting future results of operations and financial condition.

Non-performing Assets

Former TeamBank, Vantus Bank, Sun Security Bank and InterBank non-performing assets, including foreclosed assets, are not included in the totals and in the discussion of non-performing loans, potential problem loans and foreclosed assets below due to the respective loss sharing agreements with the FDIC, which cover at least 80% of principal losses that may be incurred in these portfolios. In addition, FDIC-supported TeamBank, Vantus Bank, Sun Security Bank and InterBank assets were initially recorded at their estimated fair values as of their acquisition dates of March 20, 2009, September 4, 2009, October 7, 2011 and April 27, 2012, respectively.  The overall performance of the FDIC-covered loan pools has been better than original expectations as of the acquisition dates.

As a result of changes in balances and composition of the loan portfolio, changes in economic and market conditions that occur from time to time, and other factors specific to a borrower's circumstances, the level of non-performing assets will fluctuate. Non-performing assets, excluding FDIC-covered non-performing assets, at December 31, 2012 were $72.6 million, a decrease of $1.8 million from $74.4 million at December 31, 2011. Non-performing assets as a percentage of total assets were 1.84% at December 31, 2012, compared to 1.96% at December 31, 2011.

Compared to December 31, 2011, non-performing loans decreased $5.0 million to $22.5 million and foreclosed assets increased $3.2 million to $50.1 million. Commercial real estate loans comprised $8.3 million, or 37.0%, of the total $22.5 million of non-performing loans at December 31, 2012. Other commercial loans comprised $6.2 million, or 27.8%, of the total $22.5 million of non-performing loans at December 31, 2012.  One-to-four family residential loans comprised $4.3 million, or 18.9% of the total $22.5 million of non-performing loans at December 31, 2012.

Non-performing Loans. Activity in the non-performing loans category during the year ended December 31, 2012, was as follows:

	Beginning Balance, January 1	Additions	Removed from Non- Performing	Transfers to Potential Problem Loans	Transfers to Foreclosed Assets	Charge-Offs	Payments	Ending Balance, December 31
	(In Thousands)

One- to four-family construction	$186	$--	$--	$(172)	$--	$--	$(14)	$--
Subdivision construction	6,661	3,465	(196)	(191)	(3,403)	(3,008)	(3,326)	2
Land development	2,655	8,586	(832)	--	(4,348)	(3,112)	(478)	2,471
Commercial construction	--	--	--	--	--	--	--	--
One- to four-family residential	7,238	6,828	(797)	(1,247)	(4,423)	(1,488)	(1,854)	4.257
Other residential	--	4,219	--	--	(2,950)	(1,269)	--	--
Commercial real estate	6,204	12,459	--	--	(5,978)	(3,312)	(1,049)	8,324
Other commercial	3,472	5,855	--	(50)	(18)	(2,047)	(964)	6,248
Consumer	1,081	2,364	(134)	(611)	(249)	(363)	(912)	1,176

Total	$27,497	$43,776	$(1,959)	$(2,271)	$(21,369)	$(14,599)	$(8,597)	$22,478

At December 31, 2012, the land development category of non-performing loans included three loans.  The largest relationship in this category, which was added during the year, totaled $2.1 million, or 84.5% of the total category, and was collateralized by land located in the Rogers, Arkansas area.  The one- to four-family residential category included 28 loans, 21 of which were added during the year.  None of the loans added to the one- to four-family residential category during 2012 were included in borrower relationships that were larger than $700,000.  The commercial real estate category included nine loans, seven of which were added during the year.  The largest two relationships in this category, which were added during the year, totaled $5.7 million, or 68.2% of the total category, and are collateralized by hotels.  The other commercial category included nine loans, five of which were added during the year.  The largest relationship in this category, which was added during the year, totaled $2.6 million, or 41.9% of the total category, and was collateralized by stock.

Foreclosed Assets. Of the total $68.9 million of foreclosed assets at December 31, 2012, $18.7 million represents the fair value of foreclosed assets acquired in the FDIC-assisted transactions in 2009, 2011 and 2012. These acquired foreclosed assets are subject to the loss sharing agreements with the FDIC and, therefore, are not included in the following table and discussion of foreclosed assets.  Foreclosed assets have increased since the economic recession began in 2008.  During the year, economic growth was slow and real estate markets did not experience a recovery.  Because of this, we experienced continued higher levels of additions to foreclosed assets during 2012.  Because sales of foreclosed properties have been slower than additions, total foreclosed assets increased. Activity in foreclosed assets during the year ended December 31, 2012, was as follows:

	Beginning Balance, January 1	Additions	Proceeds from Sales	Capitalized Costs	ORE Expense Write-Downs	Ending Balance, December 31
	(In Thousands)

One- to four-family construction	$1,630	$27	$(1,296)	$327	$(61)	$627
Subdivision construction	15,573	6,770	(4,273)	35	(958)	17,147
Land development	13,634	2,355	(565)	125	(1,491)	14,058
Commercial construction	2,747	3,764	--	--	--	6,511
One- to four-family residential	1,849	5,066	(5,499)	11	(227)	1,200
Other residential	7,853	4,633	(3,278)	12	(1,988)	7,232
Commercial real estate	2,290	6,559	(4,876)	--	(1,235)	2,738
Commercial business	85	90	(15)	--	--	160
Consumer	1,211	2,658	(3,398)	--	--	471

Total	$46,872	$31,922	$(23,200)	$510	$(5,960)	$50,144

At December 31, 2012, the subdivision construction category of foreclosed assets included 46 properties, the largest of which was located in the St. Louis, Mo. metropolitan area and had a balance of $3.6 million, or 20.6% of the total category.  Of the total dollar amount in the subdivision construction category, 16.4% and 15.6% is located in Springfield, Mo., and Branson, Mo., respectively.  The land development category of foreclosed assets included 26 properties, the largest of which had a balance of $2.3 million, or 16.3% of the total category.  Of the total dollar amount in the land development category, 42.1% and 32.0% was located in the Branson, Mo. area and in northwest Arkansas, respectively, including the largest property previously mentioned.

As discussed below in the non-interest expense section, the $6.0 million in write-downs of foreclosed assets was primarily the result of management’s evaluation of the foreclosed assets portfolio and decision to more aggressively market certain properties by reducing the asking prices.  Management obtained broker pricing or used recent appraisals that were discounted based on internal experience selling or attempting to sell similar properties to determine the new asking prices.  The majority of these write-downs were made in the subdivision construction and land development categories where properties are more speculative in nature and market activity has been very slow.

Potential Problem Loans. Potential problem loans decreased $4.9 million during the year ended December 31, 2012 from $54.3 million at December 31, 2011 to $49.4 million at December 31, 2012. Potential problem loans are loans which management has identified through routine internal review procedures as having possible credit problems that may cause the borrowers difficulty in complying with current repayment terms. These loans are not reflected in non-performing assets, but are considered in determining the adequacy of the allowance for loan losses.  Activity in the potential problem loans category during the year ended December 31, 2012, was as follows:

	Beginning Balance, January 1	Additions	Removed from Potential Problem	Transfers to Non- Performing	Transfers to Foreclosed Assets	Charge-Offs	Payments	Ending Balance, December 31
	(In Thousands)

One- to four-family construction	$144	$691	$--	$(142)	$--	$--	$(283)	$410
Subdivision construction	6,024	8,364	(918)	(2,931)	(3,553)	(4,539)	(795)	1,652
Land development	3,691	23,223	(3,450)	(6,919)	(804)	(6,588)	(339)	8,814
Commercial construction	--	--	--	--	--	--	--	--
One- to four-family residential	7,665	6,647	(4,045)	(4,044)	(177)	(199)	(871)	4,976
Other residential	7,640	21,228	(10,521)	(4,852)	(2,602)	(1,478)	(928)	8,487
Commercial real estate	25,799	20,220	(5,699)	(5,413)	(842)	(9,370)	(2,782)	21,913
Other commercial	3,318	4,934	(825)	(2,774)	--	(1,136)	(475)	3,042
Consumer	45	367	(26)	(94)	(20)	(20)	(123)	129

Total	$54,326	$85,674	$(25,484)	$(27,169)	$(7,998)	$(23,330)	$(6,596)	$49,423

At December 31, 2012, the commercial real estate category of potential problem loans included 16 loans.  The largest two relationships in this category, which were added during 2011 and 2012, respectively, had balances of $5.0 million and $4.4 million, respectively, or 42.8% of the total category.  One relationship was collateralized by properties located in southwest Missouri and the other relationship was collateralized by property located in St. Louis, Mo.  The land development category included seven loans, five of which were added during the year.  The largest relationship in this category, which was added during the year, was $6.0 million, or 67.9% of the total catgegory and is collateralized by property in the Branson, Mo., area.  The other residential category included five loans, all of which were added during the year.  The largest relationship in this category, totaled $3.7 million, or 44.1% of the total category, and was collateralized by condominiums located in the St. Louis area.    The one- to four-family residential category included 42 loans, 22 of which were added during the year.  The largest relationship in this category, which was added during 2011 and included fifteen loans, totaled $1.1 million, or 22.8% of the total category, and was collateralized by over 30 separate properties in southwest Missouri.

Non-Interest Income

Non-interest income for the year ended December 31, 2012 was $46.0 million compared with $4.1 million for the year ended December 31, 2011. The increase of $41.9 million, or 1013.6%, was primarily the result of the following items:

Initial gains recognized on business acquisitions:  The initial gain recognized on business acquisitions increased $14.8 million from the year ended December 31, 2011. During the quarter ended June 30, 2012, the Bank recognized a one-time gain on the FDIC-assisted acquisition of InterBank of $31.3 million (pre-tax).  In the prior year, the Bank recognized a one-time gain of $16.5 million (pre-tax) on the FDIC-assisted acquisition of Sun Security Bank.

Amortization of indemnification asset:  There was a smaller decrease to non-interest income from amortization related to business acquisitions compared to the year ended December 31, 2011.  The net amortization, an amount which reduces net interest income, decreased $19.1 million from the prior year. As previously described under “Net Interest Income,” due to the increase in cash flows expected to be collected from the TeamBank, Vantus Bank, Sun Security Bank and InterBank FDIC-covered loan portfolios, $29.9 million of amortization (decrease in non-interest income) was recorded in the year ended December 31, 2012, relating to reductions of expected reimbursements under the loss sharing agreements with the FDIC, which are recorded as indemnification assets. This amortization (decrease in non-interest income) amount was down $13.9 million from the $43.8 million that was recorded in the year ended December 31, 2011, relating to reductions of expected reimbursements under the loss sharing agreements with the FDIC.  Offsetting this, the Bank had additional income from the accretion of the discount on the indemnification assets related to the FDIC-assisted acquisitions involving Sun Security Bank, which was completed in October 2011, and InterBank which was completed in April 2012.  Income from the accretion of the discount was $11.1 million for the year ended December 31, 2012, an increase of $5.1 million from the $6.0 million recognized in the prior year.

Securities Gains and Impairments:  Realized gains on sales of available-for-sale securities, net of impairment losses, increased $2.2 million from the year ended December 31, 2011.  During the years ended December 31, 2012 and 2011, losses totaling $680,000 and $615,000, respectively, were recorded as a result of impairment write-downs in the value of an investment in a non-agency CMO.  The impairment write-downs recognized during 2012 reduced the book value of this security to zero.

Gains on sales of single-family loans: Gains on sales of single-family loans increased $2.0 million from the year ended December 31, 2011.  This was due to an increase in originations (primarily refinancings) of fixed-rate loans due to lower fixed rates, which were then sold in the secondary market.

Tax credits:  The Bank sold or utilized several state tax credits during the year ended December 31, 2012, which resulted in a gain of $1.1 million.

Interest rate derivative income:  The Company recognized non-interest income of $1.2 million during the period related to its matched book interest rate derivatives program.  The Company provides interest rate derivatives to certain qualifying customers in order to facilitate their respective interest rate management objectives.  Those interest rate swaps are economically hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions.  However, the Company does not account for these transactions as hedges.  The Company earns non-interest income related to the derivatives it provides to its customers, which represents compensation for credit risk and administrative costs associated with making a market in derivatives.

Service  charges and ATM fees:  Service charges and ATM fees during the year ended December 31, 2012 increased by $1.0 million compared to the year ended December 31, 2011.

Non-Interest Expense

Total non-interest expense increased $15.1 million, or 15.5%, from $97.5 million in the year ended December 31, 2011, to $112.6 million in the year ended December 31, 2012.  The Company’s efficiency ratio for the year ended December 31, 2012, was 53.03%, down from 59.54% in 2011 due to the gain recognized on the FDIC-assisted acquisition, partially offset by increases in non-interest expense described below.  The Company’s ratio of non-interest expense to average assets decreased from 2.99% for the year ended December 31, 2011, to 2.98% for the year ended December 31, 2012. The following were key items related to the increase in non-interest expense for the year ended December 31, 2012 as compared to the year ended December 31, 2011:

Sun Security Bank FDIC-assisted transaction:  Non-interest expense increased $4.7 million for the year ended December 31, 2012 when compared to the year ended December 31, 2011, due to the operating costs related to the operations acquired in the FDIC-assisted acquisition involving the former Sun Security Bank on October 7, 2011. Of this amount, $497,000 related to non-recurring acquisition-related costs incurred during the first quarter of 2012, primarily salaries ($127,000) and occupancy and equipment expenses ($215,000).

InterBank FDIC-assisted acquisition:  Non-interest expense increased $4.7 million for the year ended December 31, 2012, when compared to the year ended December 31, 2011, due to operating costs related to the operations acquired in the FDIC-assisted acquisition involving the former InterBank on April 27, 2012.  Of this amount, $2.4 million related to non-recurring acquisition-related expenses incurred during the second and third quarters of 2012, primarily related to salaries and benefits ($587,000), computer license and support ($541,000) and legal and other professional fees ($424,000).

Other operating expenses:  Other operating expenses increased $2.5 million from the prior year primarily due to increases in expenses to originate loans, amortization of the core deposit intangible, contributions and other expenses.

Partnership tax credit:  The Company has invested in certain federal low-income housing tax credits and federal new market tax credits.  These credits are typically purchased at 70-90% of the amount of the credit and are generally utilized to offset taxes payable over ten-year and seven-year periods, respectively.  During the year ended December 31, 2012, tax credits used to reduce the Company’s tax expense totaled $7.4 million, up $2.7 million from $4.7 million for the year ended December 31, 2011.  These tax credits resulted in corresponding amortization of $5.8 million during the year ended December 31, 2012, up $1.8 million from $4.0 million for the year ended December 31, 2011.  The net result of these transactions was an increase to non-interest expense and a decrease to income tax expense, which positively impacted the Company’s effective tax rate, but negatively impacted the Company’s non-interest expense and efficiency ratio.

New banking centers:  Continued internal growth of the Company since the year ended December 31, 2011, caused an increase in non-interest expense during the year ended December 31, 2012.  The Company opened two retail banking centers in the St. Louis, Mo., market area – one in O’Fallon, Mo., in February 2012 and one in Affton, Mo., in December 2011. The operation of these two new locations increased non-interest expense for the year ended December 31, 2012, by $568,000 over the same period in 2011.

Foreclosure-related expenses:  Partially offsetting the above increases was a decrease in expenses on foreclosed assets of $3.1 million for the year ended December 31, 2012, when compared to the year ended December 31, 2011, primarily due to the prior year write-downs of carrying values discussed previously.  The discount on foreclosed assets acquired through the 2009, 2011 and 2012 FDIC-assisted acquisitions recognized as income decreased $356,000. These amounts were partially offset by an increase in expenses on foreclosed properties of $941,000 due to higher levels of foreclosed properties held.

Provision for Income Taxes

Provision for income taxes as a percentage of pre-tax income (from continuing operations) was 19.4% and 14.9% for the years ended December 31, 2012 and 2011, respectively. The effective tax rates (as compared to the statutory federal tax rate of 35.0%) were primarily affected by the tax credits noted above and by higher balances and rates of tax-exempt investment securities and loans which reduce the Company’s effective tax rate.  The Company’s tax rate, however, was higher than in recent periods in the year ended December 31, 2012, due to the significant gain recognized on the FDIC-assisted transaction completed in 2012, and the gains recognized on the sales of the Travel and Insurance business units in 2012.  In future periods, the Company expects the effective tax rate to be approximately 12%-18% of pre-tax net income, assuming it continues to maintain or increase its use of investment tax credits.  The Company’s effective tax rate may fluctuate as it is impacted by the level and timing of the Company’s utilization of tax credits and the level of tax-exempt investments and loans.

Average Balances, Interest Rates and Yields

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. Average balances of loans receivable include the average balances of non-accrual loans for each period. Interest income on loans includes interest received on non-accrual loans on a cash basis. Interest income on loans includes the amortization of net loan fees which were deferred in accordance with accounting standards. Fees included in interest income were $3.2 million, $2.3 million and $2.0 million for 2012, 2011 and 2010, respectively. Tax-exempt income was not calculated on a tax equivalent basis. The table does not reflect any effect of income taxes.

	Dec. 31, 2012(2)	Year Ended December 31, 2012			Year Ended December 31, 2011			Year Ended December 31, 2010
	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
		(Dollars In Thousands)
Interest-earning assets:
Loans receivable:
One- to four-family residential	5.02%	$463,096	$31,643	6.83%	$321,325	$25,076	7.80%	$336,418	$22,156	6.59%
Other residential	4.95	314,630	18,807	5.98	256,170	15,536	6.06	219,983	13,036	5.93
Commercial real estate	5.20	785,181	56,428	7.19	690,413	54,698	7.92	677,760	49,301	7.27
Construction	5.03	219,309	20,802	9.49	265,102	33,966	12.81	320,500	26,101	8.77
Commercial business	5.24	228,109	19,439	8.52	194,622	20,953	10.77	173,837	15,250	8.14
Other loans	6.33	259,684	19,739	7.60	210,857	16,898	8.01	223,101	16,096	7.21
Industrial revenue bonds (1)	5.69	56,264	3,305	5.87	69,425	4,074	5.87	67,762	3,892	5.74

Total loans receivable	5.39	2,326,273	170,163	7.31	2,007,914	171,201	8.53	2,019,361	145,832	7.22

Investment securities (1)	2.79	846,197	22,674	2.68	841,308	26,962	3.20	760,924	26,858	3.53
Other interest-earning assets	0.10	413,092	671	0.16	311,493	504	0.16	407,377	501	0.12

Total interest-earning assets	4.35	3,585,562	193,508	5.40	3,160,715	198,667	6.29	3,187,662	173,191	5.43
Non-interest-earning assets:
Cash and cash equivalents		84,035			75,019			77,074
Other non-earning assets		336,016			261,126			263,307
Total assets		$4,005,613			$3,496,860			$3,528,043

Interest-bearing liabilities:
Interest-bearing demand and savings	0.33	$1,456,172	7,087	0.49	$1,111,045	7,975	0.72	$922,885	8,468	0.92
Time deposits	1.00	1,357,741	13,633	1.00	1,253,937	18,3955	1.47	1,484,580	29,959	2.02
Total deposits	0.62	2,813,913	20,720	0.74	2,364,982	26,370	1.12	2,407,465	38,427	1.60
Short-term borrowings and repurchase agreements	1.04	265,718	2,610	0.98	303,944	2,965	0.98	344,861	3,329	0.97
Subordinated debentures issued to capital trust	1.89	30,929	617	1.99	30,929	569	1.84	30,929	578	1.87
FHLB advances	3.50	145,464	4,430	3.05	159,148	5,242	3.29	162,378	5,516	3.40

Total interest-bearing liabilities	0.78	3,256,024	28,377	0.87	2,859,003	35,146	1.23	2,945,633	47,850	1.62
Non-interest-bearing liabilities:
Demand deposits		385,770			306,728			253,699
Other liabilities		11,537			14,693			19,153
Total liabilities		3,653,331			3,180,424			3,218,485
Stockholders’ equity		352,282			316,436			309,558
Total liabilities and stockholders’ equity		$4,005,613			$3,496,860			$3,528,043

Net interest income:
Interest rate spread	3.57%		$165,131	4.53%		$163,521	5.06%		$125,341	3.81%
Net interest margin*				4.61%			5.17%			3.93%
Average interest-earning assets to average interest-bearing liabilities		110.1%			110.6%			108.2%

*	Defined as the Company's net interest income divided by total interest-earning assets.
(1)
 Of the total average balances of investment securities, average tax-exempt investment securities were $134.7 million, $106.8 million and $70.3 million for 2012, 2011 and 2010, respectively. In addition, average tax-exempt industrial revenue bonds were $22.1 million, $43.8 million and $46.0 million in 2012, 2011 and 2010, respectively. Interest income on tax-exempt assets included in this table was $5.8 million $6.8 million and $5.3 million for 2012, 2011 and 2010, respectively. Interest income net of disallowed interest expense related to tax-exempt assets was $5.5 million, $6.4 million and $4.7 million for 2012, 2011 and 2010, respectively.

(2)
The yield/rate on loans at December 31, 2012 does not include the impact of the accretable yield (income) on loans acquired in the FDIC-assisted transactions.  See “Net Interest Income” for a discussion of the effect on 2012 results of operations.

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

	Year Ended December 31, 2012 vs. December 31, 2011			Year Ended December 31, 2011 vs. December 31, 2010
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Rate	Volume		Rate	Volume
	(In Thousands)
Interest-earning assets:
Loans receivable	$(26,148)	$25,110	$(1,038)	$26,200	$(831)	$25,369
Investment securities	(4,444)	156	(4,288)	(2,594)	2,698	104
Other interest-earning assets	2	165	167	137	(134)	3
Total interest-earning assets	(30,590)	25,431	(5,159)	23,743	1,733	25,476
Interest-bearing liabilities:
Demand deposits	(2,974)	2,086	(888)	(2,038)	1,545	(493)
Time deposits	(6,456)	1,694	(4,762)	(7,370)	(4,194)	(11,564)
Total deposits	(9,430)	3,780	(5,650)	(9,408)	(2,649)	(12,057)
Short-term borrowings and structured repo	21	(376)	(355)	36	(400)	(364)
Subordinated debentures issued to capital trust	48	--	48	(9)	--	(9)
FHLBank advances	(379)	(433)	(812)	(158)	(116)	(274)
Total interest-bearing liabilities	(9,740)	2,971	(6,769)	(9,539)	(3,165)	(12,704)
Net interest income	$(20,850)	$22,460	$1,610	$33,282	$4,898	$38,180

Results of Operations and Comparison for the Years Ended December 31, 2011 and 2010

General

Net income increased $6.4 million, or 26.8%, during the year ended December 31, 2011, compared to the year ended December 31, 2010. Net income was $30.3 million for the year ended December 31, 2011 compared to $23.9 million for the year ended December 31, 2010.  Net income from continuing operations increased $6.4 million, or 27.3%, compared to the year ended December 31, 2011.  Net income from continuing operations was $29.7 million compared to $23.3 million for the year ended December 31, 2010. This increase was primarily due to an increase in net interest income of $38.2 million, or 30.5%, and a decrease in provision for income taxes of $3.4 million, or 38.0%, partially offset by a decrease in non-interest income of $19.7 million, or 61.6%, and an increase in non-interest expense of $15.8 million, or 17.7%. Non-interest income for the year ended December 31, 2011 included a gain recognized on business acquisition of $16.5 million, and also included net amortization expense of the FDIC indemnification asset of $37.8 million.  Net income available to common shareholders was $26.3 million for the year ended December 31, 2011 compared to $20.5 million for the year ended December 31, 2010.

Total Interest Income

Total interest income increased $25.5 million, or 14.7%, during the year ended December 31, 2011 compared to the year ended December 31, 2010. The increase was primarily due to a $25.4 million, or 17.4%, increase in interest income on loans, while interest income on investments and other interest-earning assets increased $107,000, or 0.4%. Interest income on loans increased primarily due to increases in expected cash flows to be received from the FDIC-acquired loan pools and the resulting adjustments to accretable yield as discussed below in “Interest Income – Loans” and in Note 4 of the accompanying audited financial statements.  Interest income from investment securities and other interest-earning assets was not significantly different in 2011 compared to 2010.

Interest Income - Loans

During the year ended December 31, 2012 compared to the year ended December 31, 2011, interest income on loans decreased due to lower average interest rates, partially offset by higher average balances. Interest income decreased $26.1 million as the result of lower average interest rates on loans.  The average yield on loans decreased from 8.53% during the year ended December 31, 2011 to 7.31% during the year ended December 31, 2012.  This decrease was partially due to fluctuation in the additional yield accretion recognized in conjunction with the fair value of the loan pools acquired in the FDIC-assisted transactions, as the additional yield accretion was less in 2012 than in 2011. On an on-going basis the Company estimates the cash flows expected to be collected from the acquired loan pools. The cash flows estimate for the 2012 and 2011 FDIC-assisted transactions increased during 2012.  The cash flows estimate for the 2009 FDIC-assisted transactions has increased each quarter since the third quarter of 2010, based on the payment histories and reduced loss expectations of the loan pools.  These adjustments resulted in a total of $128.6 million of adjustments to date to be spread on a level-yield basis over the remaining expected lives of the loan pools. The increases in expected cash flows also reduced the amount of expected reimbursements under the loss sharing agreements with the FDIC, which are recorded as indemnification assets. Therefore, the expected indemnification assets for the FDIC-assisted transactions have also been reduced, resulting in a total of $109.8 million of adjustments to date to be amortized on a comparable basis over the remainder of the loss sharing agreements or the remaining expected life of the loan pools, whichever is shorter.  The adjustments increased interest income by $36.2 million and decreased non-interest income by $29.9 million during the year ended December 31, 2012, for a net impact of $6.3 million to pre-tax income.  Because the adjustments will be recognized over the estimated remaining lives of the loan pools and the remainder of the loss sharing agreements, respectively, they will impact future periods as well.  The remaining accretable yield adjustment that will affect interest income is $23.7 million and the remaining adjustment to the indemnification assets that will affect non-interest income (expense) is $(18.9) million.  Of the remaining adjustments, we expect to recognize $13.2 million of interest income and $(11.2) million of non-interest income (expense) in 2013.  Additional adjustments may be recorded in future periods as the Company continues to estimate expected cash flows from the acquired loan pools.  For further discussion about these adjustments, see Note 4 of the accompanying audited financial statements, which are included in Item 8 of this Report.  Apart from the yield accretion, the average yield on loans was 5.76% for the year ended December 31, 2012, down from 6.08% for the year ended December 31, 2011, as a result of both normal amortization of higher-rate loans and new loans that were made at current lower market rates.

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

Net Interest Income

Net interest income for the year ended December 31, 2011 increased $38.2 million to $163.5 million compared to $125.3 million for the year ended December 31, 2010. Net interest margin was 5.17% for the year ended December 31, 2011, compared to 3.93% in 2009, an increase of 124 basis points.  The Company’s margin was positively impacted primarily by the increases in expected cash flows to be received from the loan pools acquired in the 2009 FDIC-assisted transactions and the resulting increases to accretable yield which was discussed previously in “Interest Income – Loans” and is discussed in Note 4 of the accompanying audited financial statements.

The impact of these changes on the years ended December 31, 2011 and 2010 were increases in interest income of $49.2 million and $19.5 million, respectively, and increases in net interest margin of 156 basis points and 61 basis points, respectively.  Excluding the positive impact of the additional yield accretion, net interest margin increased 29 basis points during the year ended December 31, 2011, primarily due to a change in the deposit mix during 2011.  During 2011, lower-cost checking accounts increased as customers added to existing accounts or new customer accounts were opened while higher-cost brokered deposits decreased.  During 2011, the Company redeemed $106.2 million of brokered deposits due to the Company’s existing liquidity levels.  For most of 2011, retail certificates of deposit continued to decrease, and those that were renewed or replaced generally had lower market rates of interest.  In the fourth quarter of 2011, retail certificates of deposit increased due to the Sun Security Bank FDIC-assisted transaction.  However, those assumed deposits generally paid lower rates of interest than existing retail certificates of deposit.  Partially offsetting the decrease in rates on deposits was a decrease in yields on loans, excluding the yield accretion income discussed above, when compared to 2010.

The Company's overall interest rate spread increased 125 basis points, or 32.8%, from 3.81% during the year ended December 31, 2010, to 5.06% during the year ended December 31, 2011. The increase was due to an 86 basis point increase in the weighted average yield on interest-earning assets partially offset by a 39 basis point decrease in the weighted average rate paid on interest-bearing liabilities. The Company's overall net interest margin increased 124 basis points, or 31.6%, from 3.93% for the year ended December 31, 2010, to 5.17% for the year ended December 31, 2011. In comparing the two years, the yield on loans increased 131 basis points while the yield on investment securities and other interest-earning assets increased four basis points. The rate paid on deposits decreased 48 basis points, the rate paid on FHLBank advances decreased 11 basis points, the rate paid on short-term borrowings increased one basis point, and the rate paid on subordinated debentures issued to capital trust decreased three basis points.

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

Loans acquired in the March 20, 2009, September 4, 2009 and October 7, 2011, FDIC-assisted transactions are covered by loss sharing agreements between the FDIC and Great Southern Bank which afford Great Southern Bank at least 80% protection from losses in the acquired portfolio of loans.  The FDIC loss sharing agreements are subject to limitations on the types of losses covered and the length of time losses are covered and are conditioned upon the Bank complying with its requirements in the agreements with the FDIC.  These limitations are described in detail in Note 4 of the accompanying audited financial statements. The acquired loans were grouped into pools based on common characteristics and were recorded at their estimated fair values, which incorporated estimated credit losses at the acquisition dates.  These loan pools are systematically reviewed by the Company to determine the risk of losses that may exceed those identified at the time of the acquisition.  Techniques used in determining risk of loss are similar to those used to determine the risk of loss for the legacy Great Southern Bank portfolio, with most focus being placed on those loan pools which include the larger loan relationships and those loan pools which exhibit higher risk characteristics.  Review of the acquired loan portfolio also includes meetings with customers, review of financial information and collateral valuations to determine if any additional losses are apparent.  At December 31, 2011 and 2010, an allowance for loan losses was established for one loan pool exhibiting risks of loss totaling $30,000.  The loan pool was acquired through the Vantus Bank FDIC-assisted transaction and because of the loss sharing agreement, only 20% of the anticipated $30,000 loss would be ultimately borne by the Bank.  At December 31, 2010, an allowance for loan losses was established for one other loan pool exhibiting risks of loss estimated at $800,000.  This loan pool was charged-off during 2011 at an amount of $730,000 (which was the remaining balance of the loan pool), of which $584,000 was covered by the loss sharing agreement.

The Bank's allowance for loan losses as a percentage of total loans, excluding loans supported by the FDIC loss sharing agreements, was 2.33% and 2.48% at December 31, 2011 and 2010, respectively.  Management considered the allowance for loan losses adequate to cover losses inherent in the Company's loan portfolio at December 31, 2011, based on recent reviews of the Company's loan portfolio and current economic conditions.

Non-performing Assets

Former TeamBank, Vantus Bank and Sun Security Bank non-performing assets, including foreclosed assets, are not included in the totals and in the discussion of non-performing loans, potential problem loans and foreclosed assets below due to the respective loss sharing agreements with the FDIC, which cover at least 80% of principal losses that may be incurred in these portfolios. In addition, these covered assets were recorded at their estimated fair values as of March 20, 2009, for TeamBank, September 4, 2009, for Vantus Bank and October 7, 2011, for Sun Security Bank.  The overall performance of the TeamBank and Vantus Bank FDIC-covered loan pools has been better than original expectations as of the acquisition dates.  Because of the recent acquisition date for the Sun Security Bank FDIC-covered loan pools, initial performance expectations had not materially changed as of December 31, 2011.

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

Non-Interest Income

Non-interest income for the year ended December 31, 2011 was $4.1 million compared with $24.3 million for the year ended December 31, 2010.  Due to the sale of the Travel and Insurance business units in 2012, certain non-interest income items have been included in discontinued operations.  The decrease of $20.2 million, or 83.0%, was primarily the result of the following items:

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

Non-Interest Expense

Total non-interest expense increased $15.3 million, or 18.7%, from $82.2 million in the year ended December 31, 2010, to $97.5 million in the year ended December 31, 2011.  Due to the sale of the Travel and Insurance business units in 2012, certain non-interest expense items have been included in discontinued operations.  The Company’s efficiency ratio for the year ended December 31, 2011, was 59.54%, up from 56.52% in 2010 due to increased non-interest expenses as described below.   The Company’s ratio of non-interest expense to average assets increased from 2.52% for the year ended December 31, 2010, to 2.99% for the year ended December 31, 2011. The following were key items related to the increase in non-interest expense for the year ended December 31, 2011 as compared to the year ended December 31, 2010:

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

Provision for Income Taxes

Provision for income taxes as a percentage of pre-tax income (from continuing operations) was 14.9% and 26.9% for the years ended December 31, 2011 and 2010, respectively. The effective tax rates (as compared to the statutory federal tax rate of 35.0%) were primarily affected by the tax credits noted above and by higher balances and rates of tax-exempt investment securities and loans which reduce the Company’s effective tax rate. For future periods, the Company expects the effective tax rate to be approximately 17%-25% of pre-tax net income due to expected continued utilization of tax credits.  The Company’s effective tax rate may fluctuate as it is impacted by the level and timing of its utilization of tax credits and the level of tax-exempt investments and loans.

Liquidity

Liquidity is a measure of the Company's ability to generate sufficient cash to meet present and future financial obligations in a timely manner through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. These obligations include the credit needs of customers, funding deposit withdrawals and the day-to-day operations of the Company. Liquid assets include cash, interest-bearing deposits with financial institutions and certain investment securities and loans. As a result of the Company's management of the ability to generate liquidity primarily through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors' requirements and meet its customers' credit needs. At December 31, 2012, the Company had commitments of approximately $199.6 million to fund loan originations, $286.7 million of unused lines of credit and unadvanced loans, and $25.4 million of outstanding letters of credit.

The following table summarizes the Company's fixed and determinable contractual obligations by payment date as of December 31, 2012. Additional information regarding these contractual obligations is discussed further in Notes 8, 9, 10, 11, 12, 13, and 16 of the accompanying audited financial statements, which are included in Item 8 of this Report.

	Payments Due In:
	One Year or Less	Over One to Five Years		Over Five Years		Total
	(In Thousands)

Deposits without a stated maturity	$1,949,246	$	---	$	---	$1,949,246
Time and brokered certificates of deposit	881,565		317,388		4,994	1,203,947
Federal Home Loan Bank advances	1,081		125,039		610	126,730
Short-term borrowings	180,416		---		---	180,416
Structured repurchase agreements	---		53,039		---	53,039
Subordinated debentures	---		---		30,929	30,929
Operating leases	1,022		2,012		1,405	4,439
Dividends declared but not paid	168		---		---	168

	$3,013,498		$497,478		$37,938	$3,548,914

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

At December 31, 2012 and 2011, the Company had these available secured lines and on-balance sheet liquidity:

	December 31, 2012	December 31, 2011
Federal Home Loan Bank line	$426.5 million	$262.1 million
Federal Reserve Bank line	$446.6 million	$353.6 million
Interest-Bearing and Non-Interest-Bearing Deposits	$404.1 million	$380.2 million
Unpledged Securities	$72.0 million	$90.9 million

Statements of Cash Flows. During the years ended December 31, 2012, 2011 and 2010, the Company had positive cash flows from operating activities. The Company experienced positive cash flows from investing activities during 2012 and 2010 and negative cash flows from investing activities during 2011.  The Company experienced negative cash flows from financing activities during 2012, 2011 and 2010.

Cash flows from operating activities for the periods covered by the Statements of Cash Flows have been primarily related to changes in accrued and deferred assets, credits and other liabilities, the provision for loan losses, impairments of investment securities, depreciation, gains on the purchase of additional business units and the amortization of deferred loan origination fees and discounts (premiums) on loans and investments, all of which are non-cash or non-operating adjustments to operating cash flows. Net income adjusted for non-cash and non-operating items and the origination and sale of loans held-for-sale were the primary sources of cash flows from operating activities. Operating activities provided cash flows of $146.9 million, $101.4 million and $67.6 million during the years ended December 31, 2012, 2011 and 2010, respectively.

During the year ended December 31, 2012, investing activities provided cash of $241.4 million, primarily due to the cash received from the FDIC-assisted acquisition and the repayment of investment securities.  During the year ended December 31, 2011, investing activities used cash of $147.9 million primarily due to the net increase in loans and investment securities for the year.  During the year ended December 31, 2010, investing activities provided cash of $141.1 million primarily due to the repayment of loans.

Changes in cash flows from financing activities during the periods covered by the Statements of Cash Flows are due to changes in deposits after interest credited, changes in FHLBank advances, changes in short-term borrowings, and dividend payments to stockholders.  Financing activities used cash flows of $364.4 million during the year ended December 31, 2012, primarily due to the repayment of advances from the FHLBank and reduction of time deposit balances.  Financing activities used cash flows of $223.2 million during the year ended December 31, 2010, primarily due to reductions in customer repurchase agreements, reductions of brokered deposit balances and reductions of CDARS purchased funds and CDARS customer accounts.  In 2011, the change in cash flows from financing activities was also impacted by the issuance of preferred stock through the Company’s participation in the SBLF program as well as the redemption of preferred stock and the repurchase of common stock warrants which were both issued in conjunction with the Company’s participation in the CPP.  Financing activities used cash flows of $3.3 million for the year ended December 31, 2011, primarily due to reductions of brokered deposit balances and reductions in customer repurchase agreements primarily offset by increases in transaction deposits.  Financing activities in the future are expected to primarily include changes in deposits, changes in FHLBank advances, changes in short-term borrowings and dividend payments to stockholders.

Capital Resources

Management continuously reviews the capital position of the Company and the Bank to ensure compliance with minimum regulatory requirements, as well as to explore ways to increase capital either by retained earnings or other means.

Total stockholders’ equity at December 31, 2012, was $369.9 million, or 9.4% of total assets. At December 31, 2012, common stockholders' equity was $311.9 million, or 7.9% of total assets, equivalent to a book value of $22.94 per common share.   At December 31, 2011, the Company's total stockholders' equity was $324.6 million, or 8.6% of total assets. At December 31, 2011, common stockholders' equity was $266.6 million, or 7.0% of total assets, equivalent to a book value of $19.78 per common share.

At December 31, 2012, the Company’s tangible common equity to total assets ratio was 7.7% as compared to 6.9% at December 31, 2011. The Company’s tangible common equity to total risk-weighted assets ratio was 12.7% at December 31, 2012, compared to 11.5% at December 31, 2011.

Banks are required to maintain minimum risk-based capital ratios. These ratios compare capital, as defined by the risk-based regulations, to assets adjusted for their relative risk as defined by the regulations. Guidelines require banks to have a minimum Tier 1 risk-based capital ratio, as defined, of 4.00%, a minimum total risk-based capital ratio of 8.00%, and a minimum 4.00% Tier 1 leverage ratio. On December 31, 2012, the Bank's Tier 1 risk-based capital ratio was 14.7%, total risk-based capital ratio was 15.9% and the Tier 1 leverage ratio was 8.9%. As of December 31, 2012, the Bank was "well capitalized" as defined by the Federal banking agencies' capital-related regulations. The FRB has established capital regulations for bank holding companies that generally parallel the capital regulations for banks. On December 31, 2012, the Company's Tier 1 risk-based capital ratio was 15.7%, total risk-based capital ratio was 16.9% and the Tier 1 leverage ratio was 9.5%. As of December 31, 2012, the Company was "well capitalized" under the capital ratios described above.

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

On August 18, 2011, the Company entered into a Small Business Lending Fund-Securities Purchase Agreement (“Purchase Agreement”) with the Secretary of the Treasury, pursuant to which the Company sold 57,943 shares of the Company’s Senior Non-Cumulative Perpetual Preferred Stock, Series A (the “SBLF Preferred Stock”) to the Secretary of the Treasury for a purchase price of $57,943,000.  The SBLF Preferred Stock was issued pursuant to Treasury’s SBLF program, a $30 billion fund established under the Small Business Jobs Act of 2010 that was created to encourage lending to small businesses by providing Tier 1 capital to qualified community banks and holding companies with assets of less than $10 billion.  As required by the Purchase Agreement, the proceeds from the sale of the SBLF Preferred Stock were used to redeem the 58,000 shares of preferred stock, previously issued to the Treasury pursuant to the CPP, at a redemption price of $58.0 million plus the accrued dividends owed on the preferred shares.

The SBLF Preferred Stock qualifies as Tier 1 capital.  The holder of the SBLF Preferred Stock is entitled to receive non-cumulative dividends, payable quarterly, on each January 1, April 1, July 1 and October 1.  The dividend rate, as a percentage of the liquidation amount, can fluctuate between one percent (1%) and five percent (5%) per annum on a quarterly basis during the first 10 quarters during which the SBLF Preferred Stock is outstanding, based upon changes in the level of “Qualified Small Business Lending” or “QSBL” (as defined in the Purchase Agreement) by the Bank over the adjusted baseline level calculated under the terms of the SBLF Preferred Stock ($201,374,000).  The initial dividend rate through September 30, 2011, was 5% and the dividend rate for the fourth quarter of 2011 was 2.6%.  Based upon the increase in the Bank’s level of QSBL over the adjusted baseline level, the dividend rate for 2012 was approximately 1.0%.  For the tenth calendar quarter through four and one half years after issuance, the dividend rate will be fixed at between one percent (1%) and seven percent (7%) based upon the level of qualifying loans.  After four and one half years from issuance, the dividend rate will increase to 9% (including a quarterly lending incentive fee of 0.5%).

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

Dividends. During the year ended December 31, 2012, the Company declared and paid common stock cash dividends of $0.72 per share (20.3% of net income per common share). During the year ended December 31, 2011, the Company declared and paid common stock cash dividends of $0.72 per share (37.1% of net income per common share). The Board of Directors meets regularly to consider the level and the timing of dividend payments.  In addition, the Company paid preferred dividends as described below.

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

Under the terms of the SBLF Preferred Stock, the Company may only declare and pay a dividend on the common stock or other stock junior to the SBLF Preferred Stock, or repurchase shares of any such class or series of stock, if, after payment of such dividend, or after giving effect to such repurchase, (i) the dollar amount of the Company’s Tier 1 Capital would be at least equal to the “Tier 1 Dividend Threshold” and (ii) full dividends on all outstanding shares of SBLF Preferred Stock for the most recently completed dividend period have been or are contemporaneously declared and paid.  As of December 31, 2012, we satisfied this condition.

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

Common Stock Repurchases and Issuances. The Company has been in various buy-back programs since May 1990. Our ability to repurchase common stock  is currently restricted under the terms of the SBLF preferred stock as noted above, under “-Dividends” and was previously generally precluded due to our participation in the CPP beginning in December 2008.  Therefore, during the years ended December 31, 2012 and 2011, the Company did not repurchase any shares of its common stock.  During the years ended December 31, 2012 and 2011, the Company issued 116,479 shares of stock at an average price of $19.49 per share and 25,856 shares of stock at an average price of $12.05 per share, respectively, to cover stock option exercises.

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

The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained despite fluctuations in prevailing interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time. The difference, or the interest rate repricing "gap," provides an indication of the extent to which an institution's interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities repricing during the same period, and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets during the same period. Generally, during a period of rising interest rates, a negative gap within shorter repricing periods would adversely affect net interest income, while a positive gap within shorter repricing periods would result in an increase in net interest income. During a period of falling interest rates, the opposite would be true. As of December 31, 2012, Great Southern's internal interest rate risk models indicate a one-year interest rate sensitivity gap that is neutral to slightly negative. Generally, a rate increase by the FRB would be expected to have an immediate negative impact on Great Southern’s net interest income. As the Federal Funds rate is now very low, the Company’s interest rate floors have been reached on most of its “prime rate” loans. In addition, Great Southern has elected to leave its “Great Southern Prime Rate” at 5.00% for those loans that are indexed to “Great Southern Prime” rather than “Wall Street Journal Prime.” While these interest rate floors and prime rate adjustments have helped keep the rate on our loan portfolio higher in this very low interest rate environment, they will also reduce the positive effect to our loan rates when market interest rates, specifically the “prime rate,” begin to increase. The interest rate on these loans will not increase until the loan floors are reached and the “Wall Street Journal Prime” interest rate exceeds 5.00%. If rates remain generally unchanged in the short-term, we expect that our cost of funds will continue to decrease somewhat as we continue to redeem some of our wholesale funds. In addition, a significant portion of our retail certificates of deposit mature in 2013 and we expect that they will be replaced, in whole or in part, with new certificates of deposit at somewhat lower interest rates.

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

In the normal course of business, the Company may use derivative financial instruments (primarily interest rate swaps) from time to time to assist in its interest rate risk management.  Prior to December 31, 2009, the Company used interest-rate swap derivatives, primarily as an asset/liability management strategy, in order to hedge against the effects of changes in the fair value of its liabilities for fixed rate brokered certificates of deposit caused by changes in market interest rates. The swap agreements generally provided for the Company to pay a variable rate of interest based on a spread to the one-month or three-month London Interbank Offering Rate (LIBOR) and to receive a fixed rate of interest equal to that of the hedged instrument. Under the swap agreements the Company paid or received interest monthly, quarterly, semiannually or at maturity.  In the fourth quarter of 2011, the Company began executing interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions.  Because the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. These interest rate derivatives result from a service provided to certain qualifying customers and, therefore, are not used to manage interest rate risk in the Company’s assets or liabilities. The Company manages a matched book with respect to its derivative instruments in order to minimize its net risk exposure resulting from such transactions.  The Company’s interest rate swaps are discussed further in Note 17 of the Notes to the Consolidated Financial Statements, which are included in Item 8 of this Report.

The following tables illustrate the expected maturities and repricing, respectively, of the Bank's financial instruments at December 31, 2012. These schedules do not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. The tables are based on information prepared in accordance with generally accepted accounting principles.

Maturities

	December 31,
	2013	2014	2015	2016	2017	Thereafter	Total	2012 Fair Value
	(Dollars In Thousands)

Financial Assets:
Interest bearing deposits	$296,192	---	---	---	---	---	$296,192	$296,192
Weighted average rate	0.10%	---	---	---	---	---	0.10%
Available-for-sale equity securities	---	---	---	---	---	$2,006	$2,006	$2,006
Weighted average rate	---	---	---	---	---	---	---
Available-for-sale debt securities(1)	$35,306	$6,444	$6,920	$8,455	$14,059	$733,820	$805,004	$805,004
Weighted average rate	2.03%	6.27%	6.16%	5.94%	6.30%	2.69%	2.80%
Held-to-maturity securities	---	---	---	---	---	$920	$920	$1,084
Weighted average rate	---	---	---	---	---	7.37%	7.37%
Adjustable rate loans	$348,653	$132,023	$147,960	$91,350	$139,151	$524,615	$1,383,752	$1,385,045
Weighted average rate	5.16%	5.13%	4.47%	5.00%	4.21%	4.31%	4.65%
Fixed rate loans	$267,398	$130,235	$154,165	$127,218	$153,977	$323,059	$1,156,052	$1,161,172
Weighted average rate	5.39%	5.81%	5.79%	6.22%	5.46%	6.89%	6.01%
Federal Home Loan Bank stock	---	---	---	---	---	$10,095	$10,095	$10,095
Weighted average rate	---	---	---	---	---	1.98%	1.98%

Total financial assets	$947,549	$268,702	$309,045	$227,023	$307,187	$1,594,515	$3,654,021

Financial Liabilities:
Time deposits	$881,565	$165,831	$59,994	$27,850	$63,713	$4,994	$1,203,947	$1,213,042
Weighted average rate	0.82%	1.14%	1.88%	2.01%	1.68%	3.04%	1.00%
Interest-bearing demand	$1,563,468	---	---	---	---	---	$1,563,468	$1,563,468
Weighted average rate	0.33%	---	---	---	---	---	0.33%
Non-interest-bearing demand	$385,778	---	---	---	---	---	$385,778	$385,778
Weighted average rate	---	---	---	---	---	---	---
Federal Home Loan Bank	$1,953	$1,190	$10,905	$25,884	$86,185	$613	$126,730	$131,280
Weighted average rate	1.71%	5.46%	3.87%	3.81%	3.92%	5.45%	3.89%
Short-term borrowings	$180,416	---	---	---	---	---	$180,416	$180,416
Weighted average rate	0.07%	---	---	---	---	---	0.07%
Structured repurchase agreements	$3,039	---	$50,000		---	---	$53,039	$58,901
Weighted average rate	4.68%	---	4.34%		---	---	4.36%
Subordinated debentures	---	---	---	---	---	$30,929	$30,929	$30,929
Weighted average rate	---	---	---	---	---	1.89%	1.89%

Total financial liabilities	$3,016,219	$167,021	$120,899	$53,734	$149,898	$36,536	$3,544,307

_______________
(1)
Available-for-sale debt securities include approximately $652 million of mortgage-backed securities, collateralized mortgage obligations and SBA loan pools which pay interest and principal monthly to the Company. Of this total, $634 million represents securities that have variable rates of interest after a fixed interest period. These securities will experience rate changes at varying times over the next ten years. This table does not show the effect of these monthly repayments of principal or rate changes.

Repricing

	December 31,
	2013	2014	2015	2016	2017	Thereafter	Total	2012 Fair Value
	(Dollars In Thousands)

Financial Assets:
Interest bearing deposits	$296,192	---	---	---	---	---	$296,192	$296,192
Weighted average rate	0.10%	---	---	---	---	---	0.10%
Available-for-sale equity securities	---	---	---	---	---	$2,006	$2,006	$2,006
Weighted average rate	---	---	---	---	---	---	---
Available-for-sale debt securities(1)	$235,241	$82,339	$224,697	$81,781	$40,913	$140,033	$805,004	$805,004
Weighted average rate	2.04%	2.50%	2.13%	3.18%	3.68%	5.01%	2.80%
Held-to-maturity securities	---	---	---	---	---	$920	$920	$1,084
Weighted average rate	---	---	---	---	---	7.37%	7.37%
Adjustable rate loans	$1,188,826	$75,585	$42,020	$45,786	$29,231	$2,304	$1,383,752	$1,385,045
Weighted average rate	4.67%	4.86%	4.39%	4.69%	3.84%	3.54%	4.65%
Fixed rate loans	$267,398	$130,235	$154,165	$127,218	$153,977	$323,059	$1,156,052	$1,161,172
Weighted average rate	5.39%	5.81%	5.79%	6.22%	5.46%	6.89%	6.01%
Federal Home Loan Bank stock	$10,095	---	---	---	---	---	$10,095	$10,095
Weighted average rate	1.98%	---	---	---	---	---	1.98%

Total financial assets	$1,997,752	$288,159	$420,882	$254,785	$224,121	$468,322	$3,654,021

Financial Liabilities:
Time deposits(3)	$881,565	$175,831	$59,994	$27,850	$53,713	$4,994	$1,203,947	$1,213,042
Weighted average rate	0.82%	1.15%	1.88%	2.01%	1.76%	3.04%	1.00%
Interest-bearing demand	$1,563,468	---	---	---	---	---	$1,563,468	$1,563,468
Weighted average rate	0.33%	---	---	---	---	---	0.33%
Non-interest-bearing demand(2)	---	---	---	---	---	$385,778	$385,778	$385,778
Weighted average rate	---	---	---	---	---	---	---
Federal Home Loan Bank advances	$121,953	$1,190	$905	$884	$1,185	$613	$126,730	$131,280
Weighted average rate	3.87%	5.46%	5.06%	5.06%	5.36%	5.45%	3.89%
Short-term borrowings	$180,416	---	---	---	---	---	$180,416	$180,416
Weighted average rate	0.07%	---	---	---	---	---	0.07%
Structured repurchase agreements	$3,039	---	$50,000	---	---	---	$53,039	$58,901
Weighted average rate	4.68%	---	4.34%	---	---	---	4.36%
Subordinated debentures	$30,929	---	---	---	---	---	$30,929	$30,929
Weighted average rate	1.89%	---	---	---	---	---	1.89%

Total financial liabilities	$2,781,370	$177,021	$60,899	$28,734	$54,898	$391,385	$3,544,307

Periodic repricing GAP	$(783,618)	$111,138	$309,983	$226,051	$169,223	$76,937	$109,714

Cumulative repricing GAP	$(783,618)	$(672,480)	$(362,497)	$(136,446)	$32,777	$109,714

_______________
(1)
Available-for-sale debt securities include approximately $652 million of mortgage-backed securities, collateralized mortgage obligations and SBA loan pools which pay interest and principal monthly to the Company. Of this total, $634 million represents securities that have variable rates of interest after a fixed interest period. These securities will experience rate changes at varying times over the next ten years. This table does not show the effect of these monthly repayments of principal or rate changes.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
Great Southern Bancorp, Inc.
Springfield, Missouri

We have audited the accompanying consolidated statements of financial condition of Great Southern Bancorp, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2012.  The Company’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Great Southern Bancorp, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Great Southern Bancorp, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 11, 2013, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ BKD, LLP

Springfield, Missouri
March 11, 2013

Great Southern Bancorp, Inc.
Consolidated Statements of Financial Condition
December 31, 2012 and 2011
(In Thousands, Except Per Share Data)

Assets

	2012	2011

Cash	$107,949	$87,911
Interest-bearing deposits in other financial institutions	295,855	248,569
Federal funds sold	337	43,769

Cash and cash equivalents	404,141	380,249

Available-for-sale securities	807,010	875,411

Held-to-maturity securities	920	1,865

Mortgage loans held for sale	26,829	28,920

Loans receivable, net of allowance for loan losses of $40,649 and $41,232 at December 31, 2012 and 2011, respectively	2,319,638	2,124,161

FDIC indemnification asset	117,263	108,004

Interest receivable	12,755	13,848

Prepaid expenses and other assets	79,560	85,175

Foreclosed assets held for sale, net	68,874	67,621

Premises and equipment, net	102,286	84,192

Goodwill and other intangible assets	5,811	6,929

Federal Home Loan Bank stock	10,095	12,088

Current and deferred income taxes	—	1,549

Total assets	$3,955,182	$3,790,012

See Notes to Consolidated Financial Statements

Liabilities and Stockholders’ Equity

	2012	2011
Liabilities
Deposits	$3,153,193	$2,963,539
Federal Home Loan Bank advances	126,730	184,437
Securities sold under reverse repurchase agreements with customers	179,644	216,737
Short-term borrowings	772	660
Structured repurchase agreements	53,039	53,090
Subordinated debentures issued to capital trust	30,929	30,929
Accrued interest payable	1,322	2,277
Advances from borrowers for taxes and insurance	2,154	1,572
Accrued expenses and other liabilities	12,128	12,184
Current and deferred income taxes	25,397	—
Total liabilities	3,585,308	3,465,425

Commitments and Contingencies	—	—

Stockholders’ Equity
Capital stock
Serial preferred stock – SBLF, $.01 par value; authorized 1,000,000 shares; issued and outstanding 2012 and 2011 – 57,943 shares	57,943	57,943
Common stock, $.01 par value; authorized 20,000,000 shares; issued and outstanding 2012 – 13,596,335 shares, 2011 – 13,479,856 shares	136	134
Additional paid-in capital	18,394	17,183
Retained earnings	276,751	236,914
Accumulated other comprehensive gain
Unrealized gain on available-for-sale securities, net of income taxes of $8,965 and $6,684 at December 31, 2012 and 2011, respectively	16,650	12,413
Total stockholders’ equity	369,874	324,587

Total liabilities and stockholders’ equity	$3,955,182	$3,790,012

Great Southern Bancorp, Inc.
Consolidated Statements of Income
Years Ended December 31, 2012, 2011 and 2010
(In Thousands, Except Per Share Data)

	2012	2011	2010
Interest Income
Loans	$170,163	$171,201	$145,832
Investment securities and other	23,345	27,466	27,359
	193,508	198,667	173,191
Interest Expense
Deposits	20,720	26,370	38,427
Federal Home Loan Bank advances	4,430	5,242	5,516
Short-term borrowings and repurchase agreements	2,610	2,965	3,329
Subordinated debentures issued to capital trust	617	569	578
	28,377	35,146	47,850

Net Interest Income	165,131	163,521	125,341
Provision for Loan Losses	43,863	35,336	35,630
Net Interest Income After Provision for Loan Losses	121,268	128,185	89,711

Noninterest Income
Commissions	1,036	896	767
Service charges and ATM fees	19,087	18,063	18,652
Net gains on loan sales	5,505	3,524	3,765
Net realized gains on sales of available-for-sale securities	2,666	483	8,787
Recognized impairment of available-for-sale securities	(680)	(615)	—
Late charges and fees on loans	1,028	651	767
Gain (loss) on derivative interest rate products	(38)	(10)	—
Gain recognized on business acquisitions	31,312	16,486	—
Accretion (amortization) of income/expense related to business acquisitions	(18,693)	(37,797)	(10,427)
Other income	4,779	2,450	2,018
	46,002	4,131	24,329

Noninterest Expense
Salaries and employee benefits	51,262	43,606	39,908
Net occupancy expense	20,179	15,220	13,480
Postage	3,301	3,096	3,231
Insurance	4,476	4,840	4,463
Advertising	1,572	1,316	1,754
Office supplies and printing	1,389	1,268	1,447
Telephone	2,768	2,270	2,158
Legal, audit and other professional fees	4,323	3,803	2,832
Expense on foreclosed assets	8,748	11,846	4,914
Partnership tax credit	5,782	3,985	1,240
Other operating expenses	8,760	6,226	6,723
	112,560	97,476	82,150

See Notes to Consolidated Financial Statements

Great Southern Bancorp, Inc.
Consolidated Statements of Income
Years Ended December 31, 2012, 2011 and 2010
(In Thousands, Except Per Share Data)

	2012	2011	2010

Income from Continuing Operations Before Income Taxes	$54,710	$34,840	$31,890

Provision for Income Taxes	10,623	5,183	8,590

Net Income from Continuing Operations	44,087	29,657	23,300

Discontinued Operations
Income from discontinued operations (including gain on disposal in 2012 of $6,114), net of income taxes of $2,487, $330 and $304, for the years ended December 31, 2012, 2011 and 2010, respectively	4,619	612	565

Net Income	48,706	30,269	23,865

Preferred stock dividends and discount accretion	608	2,798	3,403
Non-cash deemed preferred stock dividend	—	1,212	—

Net Income Available to Common Shareholders	$48,098	$26,259	$20,462

Earnings Per Common Share
Basic	$3.55	$1.95	$1.52

Diluted	$3.54	$1.93	$1.46

Earnings from Continuing Operations Per Common Share
Basic	$3.21	$1.91	$1.48

Diluted	$3.20	$1.89	$1.42

See Notes to Consolidated Financial Statements

Great Southern Bancorp, Inc.
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2012, 2011 and 2010
(In Thousands)

	2012	2011	2010

Net Income	$48,706	$30,269	$23,865

Unrealized appreciation on available-for- sale securities, net of taxes (credit) of $3,444, $4,508, and $(700), for 2012, 2011 and 2010, respectively	6,398	8,373	(1,300)

Noncredit component of unrealized gain (loss) on available-for-sale debt securities for which a portion of an other-than-temporary impairment has been recognized, net of taxes (credit) of $8, $287, and $(144), for 2012, 2011 and 2010, respectively	14	533	(267)

Other-than-temporary impairment loss recognized in earnings on available for sale securities, net of taxes (credit) of $(238), $(215), and $0 for 2012, 2011 and 2010, respectively	(442)	(400)	—

Less: reclassification adjustment for gains included in net income, net of taxes of $(933), $(169), and $(3,075) for 2012, 2011 and 2010, respectively	(1,733)	(314)	(5,712)

Comprehensive Income	$52,943	$38,461	$16,586

See Notes to Consolidated Financial Statements

Great Southern Bancorp, Inc.
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2012, 2011 and 2010
(In Thousands, Except Per Share Data)

	CPP	SBLF
	Preferred	Preferred
	Stock	Stock

Balance, January 1, 2010	$56,017	$—
Net income	—	—
Stock issued under Stock Option Plan	—	—
Common dividends declared, $.72 per share	—	—
Preferred stock discount accretion	463	—
Preferred stock dividends accrued (5%)	—	—
Change in unrealized gain on available-for-sale securities, net of income taxes of $(3,919)	—	—
Reclassification of treasury stock per Maryland law	—	—

Balance, December 31, 2010	56,480	—
Net income	—	—
Stock issued under Stock Option Plan	—	—
Common dividends declared, $.72 per share	—	—
Preferred stock discount accretion	1,520	—
CPP preferred stock dividends accrued (5%)	—	—
SBLF preferred stock dividends accrued (3.4%)	—	—
CPP preferred stock redeemed	(58,000)	—
SBLF preferred stock issued	—	57,943
Common stock warrants repurchased	—	—
Change in unrealized gain on available-for-sale securities, net of income taxes of $4,411	—	—
Reclassification of treasury stock per Maryland law	—	—

Balance, December 31, 2011	—	57,943
Net income	—	—
Stock issued under Stock Option Plan	—	—
Common dividends declared, $.72 per share	—	—
SBLF preferred stock dividends accrued (1.0%)	—	—
Change in unrealized gain on available-for-sale securities, net of income taxes of $2,281	—	—
Reclassification of treasury stock per Maryland law	—	—

Balance, December 31, 2012	$—	$57,943

See Notes to Consolidated Financial Statements

				Accumulated
				Other
	Common	Additional		Comprehensive
Common	Stock	Paid-in	Retained	Income	Treasury
Stock	Warrants	Capital	Earnings	(Loss)	Stock	Total

$134	$2,452	$20,180	$208,625	$11,500	$—	$298,908
—	—	—	23,865	—	—	23,865
—	—	521	—	—	610	1,131
—	—	—	(9,676)	—	—	(9,676)
—	—	—	(463)	—	—	—
—	—	—	(2,940)	—	—	(2,940)
—	—	—	—	(7,279)	—	(7,279)
—	—	—	610	—	(610)	—

134	2,452	20,701	220,021	4,221	—	304,009
—	—	—	30,269	—	—	30,269
—	—	466	—	—	331	797
—	—	—	(9,697)	—	—	(9,697)
—	—	—	(1,520)	—	—	—
—	—	—	(1,772)	—	—	(1,772)
—	—	—	(718)	—	—	(718)
—	—	—	—	—	—	(58,000)
—	—	—	—	—	—	57,943
—	(2,452)	(3,984)	—	—	—	(6,436)
—	—	—	—	8,192	—	8,192
—	—	—	331	—	(331)	—

134	—	17,183	236,914	12,413	—	324,587
—	—	—	48,706	—	—	48,706
—	—	1,211	—	—	1,493	2,704
—	—	—	(9,753)	—	—	(9,753)
—	—	—	(607)	—	—	(607)
—	—	—	—	4,237	—	4,237
2	—	—	1,491	—	(1,493)	—

$136	$—	$18,394	$276,751	$16,650	$—	$369,874

Great Southern Bancorp, Inc.
Consolidated Statements of Cash Flows
Years Ended December 31, 2012, 2011 and 2010
(In Thousands)

	2012	2011	2010

Operating Activities
Net income	$48,706	$30,269	$23,865
Proceeds from sales of loans held for sale	269,817	191,476	179,584
Originations of loans held for sale	(264,179)	(195,081)	(189,269)
Items not requiring (providing) cash
Depreciation	7,159	5,099	3,571
Amortization	7,039	4,361	2,087
Compensation expense for stock option grants	435	486	461
Provision for loan losses	43,863	35,336	35,630
Net gains on loan sales	(5,505)	(3,524)	(3,765)
Net realized (gains) losses and impairment on available-for-sale securities	(1,986)	132	(8,787)
(Gain) loss on sale of premises and equipment	264	202	(44)
Loss on sale/write-down of foreclosed assets	4,968	13,712	588
Gain on purchase of additional business units	(31,312)	(16,486)	—
Gain on sale of business units	(6,114)	—	—
Amortization of deferred income, premiums and discounts	18,004	48,627	15,063
Loss on derivative interest rate products	39	10	—
Deferred income taxes	13,252	(9,304)	(5,451)
Changes in
Interest receivable	2,765	373	2,954
Prepaid expenses and other assets	31,412	(6,712)	21,817
Accrued expenses and other liabilities	(3,124)	(18)	(1,595)
Income taxes refundable/payable	11,413	2,474	(9,128)

Net cash provided by operating activities	146,916	101,432	67,581

See Notes to Consolidated Financial Statements

Great Southern Bancorp, Inc.
Consolidated Statements of Cash Flows
Years Ended December 31, 2012, 2011 and 2010
 (In Thousands)

	2012	2011	2010

Investing Activities
Net change in loans	$(1,425)	$(173,026)	$110,557
Purchase of loans	(23,457)	(2,100)	(12,164)
Proceeds from sale of student loans	—	799	22,291
Cash received from purchase of additional business units	75,328	66,837	—
Cash received from FDIC loss sharing reimbursements	49,369	6,709	17,486
Proceeds from sale of business units	7,800	—	—
Purchase of additional business units	—	(1)	(26)
Purchase of premises and equipment	(27,825)	(19,425)	(29,850)
Proceeds from sale of premises and equipment	1,728	1,007	354
Proceeds from sale of foreclosed assets	51,225	21,774	31,791
Capitalized costs on foreclosed assets	(510)	(267)	(1,669)
Proceeds from maturities, calls and repayments of held-to-maturity securities	945	100	45,165
Proceeds from sale of available-for-sale securities	78,094	21,001	296,829
Proceeds from maturities, calls and repayments of available-for-sale securities	182,900	151,731	199,113
Purchase of available-for-sale securities	(155,339)	(224,614)	(508,464)
Purchase of held-to-maturity securities	—	(840)	(30,000)
(Purchase) redemption of Federal Home Loan Bank stock	2,578	2,462	(349)

Net cash provided by (used in) investing activities	241,411	(147,853)	141,064

See Notes to Consolidated Financial Statements

Great Southern Bancorp, Inc.
Consolidated Statements of Cash Flows
Years Ended December 31, 2012, 2011 and 2010
 (In Thousands)

	2012	2011	2010
Financing Activities
Net decrease in certificates of deposit	$(421,977)	$(144,072)	$(332,387)
Net increase in checking and savings accounts	156,867	231,875	216,535
Repayments of Federal Home Loan Bank advances	(52,993)	(32,293)	(17,028)
Net increase (decrease) in short-term borrowings	(36,981)	(40,561)	(78,224)
Proceeds from Federal Home Loan Bank advances	800	—	—
Redemption of CPP preferred stock	—	(58,000)	—
Proceeds from issuance of SBLF preferred stock	—	57,943	—
Repurchase of common stock warrants	—	(6,436)	—
Advances to borrowers for taxes and insurance	571	169	(249)
Dividends paid	(12,991)	(12,237)	(12,567)
Stock options exercised	2,269	311	670

Net cash used in financing activities	(364,435)	(3,301)	(223,250)

Increase (Decrease) in Cash and Cash Equivalents	23,892	(49,722)	(14,605)

Cash and Cash Equivalents, Beginning of Year	380,249	429,971	444,576

Cash and Cash Equivalents, End of Year	$404,141	$380,249	$429,971

See Notes to Consolidated Financial Statements

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

Note 1:	Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations and Operating Segments

Great Southern Bancorp, Inc. (“GSBC” or the “Company”) operates as a one-bank holding company.  GSBC’s business primarily consists of the operations of Great Southern Bank (the “Bank”), which provides a full range of financial services to customers primarily located in Missouri, Iowa, Kansas, Minnesota, Nebraska and Arkansas.  The Company and the Bank are subject to the regulation of certain federal and state agencies and undergo periodic examinations by those regulatory agencies.

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

Effective November 30, 2012, Great Southern Bank sold its Great Southern Travel and Great Southern Insurance divisions.  The 2012 operations of the two divisions have been reclassified to include all revenues and expenses in discontinued operations.  The 2011 and 2010 operations have been restated to reflect the reclassification of revenues and expenses in discontinued operations.  The discontinued operations are discussed further in Note 29.

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

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

Principles of Consolidation

The consolidated financial statements include the accounts of Great Southern Bancorp, Inc., its wholly owned subsidiary, the Bank, and the Bank’s wholly owned subsidiaries, Great Southern Real Estate Development Corporation, GSB One LLC (including its wholly owned subsidiary, GSB Two LLC), Great Southern Financial Corporation, Great Southern Community Development Company, LLC (including its wholly owned subsidiary, Great Southern CDE, LLC), GS, LLC, GSSC, LLC, GS-RE Holding, LLC (including its wholly owned subsidiary, GS RE Management, LLC), GS-RE Holding II, LLC, GS-RE Holding III, LLC, VFP Conclusion Holding, LLC and VFP Conclusion Holding II, LLC.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain prior periods’ amounts have been reclassified to conform to the 2012 financial statements presentation.  These reclassifications had no effect on net income.

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

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

The Company’s consolidated statements of income reflect the full impairment (that is, the difference between the security’s amortized cost basis and fair value) on debt securities that the Company intends to sell or would more likely than not be required to sell before the expected recovery of the amortized cost basis.  For available-for-sale and held-to-maturity debt securities that management has no intent to sell and believes that it more likely than not will not be required to sell prior to recovery, only the credit loss component of the impairment is recognized in earnings, while the noncredit loss is recognized in accumulated other comprehensive income.  The credit loss component recognized in earnings is identified as the amount of principal cash flows not expected to be received over the remaining term of the security as projected based on cash flow projections.

For equity securities, when the Company has decided to sell an impaired available-for-sale security and the Company does not expect the fair value of the security to fully recover before the expected time of sale, the security is deemed other-than-temporarily impaired in the period in which the decision to sell is made.  The Company recognizes an impairment loss when the impairment is deemed other-than-temporary even if a decision to sell has not been made.

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

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

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

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

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

FDIC Indemnification Asset

Through two FDIC-assisted transactions during 2009, one during 2011 and one during 2012, the Bank acquired certain loans and foreclosed assets which are covered under loss sharing agreements with the FDIC.  These agreements commit the FDIC to reimburse the Bank for a portion of realized losses on these covered assets.  Therefore, as of the dates of acquisitions, the Company calculated the amount of such reimbursements it expects to receive from the FDIC using the present value of anticipated cash flows from the covered assets based on the credit adjustments estimated for each pool of loans and the estimated losses on foreclosed assets.  In accordance with FASB ASC 805, each FDIC Indemnification Asset was initially recorded at its fair value, and is measured separately from the loan assets and foreclosed assets because the loss sharing agreements are not contractually embedded in them or transferrable with them in the event of disposal.  The balance of the FDIC Indemnification Asset increases and decreases as the expected and actual cash flows from the covered assets fluctuate, as loans are paid off or impaired and as loans and foreclosed assets are sold.  There are no contractual interest rates on these contractual receivables from the FDIC; however, a discount was recorded against the initial balance of the FDIC Indemnification Asset in conjunction with the fair value measurement as this receivable will be collected over the terms of the loss sharing agreements.  This discount will be accreted to income over future periods.  These acquisitions and agreements are more fully discussed in Note 4.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

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

No asset impairment was recognized during the years ended December 31, 2012, 2011 and 2010.

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

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

A summary of goodwill and intangible assets is as follows:

	December 31,
	2012	2011
	(In Thousands)

Goodwill – Branch acquisitions	$379	$379
Goodwill – Travel agency acquisitions	—	878
Deposit intangibles
Branch acquisitions	—	51
TeamBank	1,368	1,789
Vantus Bank	1,141	1,452
Sun Security Bank	2,015	2,365
InterBank	908	—
Noncompete agreements	—	15

	$5,811	$6,929

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

Mortgage Servicing Rights

Mortgage servicing assets are recognized separately when rights are acquired through purchase or through sale of financial assets.  Under the servicing assets and liabilities accounting guidance (FASB ASC 860-50), servicing rights resulting from the sale or securitization of loans originated by the Company are initially measured at fair value at the date of transfer.  In 2009, the Company acquired mortgage servicing rights as part of two FDIC-assisted transactions.  These mortgage servicing assets were initially recorded at their fair values as part of the acquisition valuation.  The initial fair values recorded for the mortgage servicing assets, acquired in 2009, totaled $923,000.  Mortgage servicing assets were $152,000 and $292,000 at December 31, 2012 and 2011, respectively.  The Company has elected to measure the mortgage servicing rights for mortgage loans using the amortization method, whereby servicing rights are amortized in proportion to and over the period of estimated net servicing income.  The amortized assets are assessed for impairment or increased obligation based on fair value at each reporting date.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

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

Each class of separately recognized servicing assets subsequently measured using the amortization method are evaluated and measured for impairment.  Impairment is determined by stratifying rights into tranches based on predominant characteristics, such as interest rate, loan type and investor type.  Impairment is recognized through a valuation allowance for an individual tranche, to the extent that fair value is less than the carrying amount of the servicing assets for that tranche.  The valuation allowance is adjusted to reflect changes in the measurement of impairment after the initial measurement of impairment.  At December 31, 2012 and 2011, no valuation allowance was recorded.  Fair value in excess of the carrying amount of servicing assets is not recognized.

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

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

Earnings per share (EPS) were computed as follows:

	2012	2011	2010
	(In Thousands, Except Per Share Data)

Net income	$48,706	$30,269	$23,865

Net income available to common shareholders	$48,098	$26,259	$20,462

Net income from continuing operations	$44,087	$29,657	$23,300

Net income from continuing operations available to common shareholders	$43,479	$25,647	$19,897

Average common shares outstanding	13,534	13,462	13,434

Average common share stock options and warrants outstanding	58	164	612

Average diluted common shares	13,592	13,626	14,046

Earnings per common share – basic	$3.55	$1.95	$1.52

Earnings per common share – diluted	$3.54	$1.93	$1.46

Earnings from continuing operations per common share – basic	$3.21	$1.91	$1.48

Earnings from continuing operations per common share – diluted	$3.20	$1.89	$1.42

Earnings from discontinued operations per common share, net of tax – basic	$0.34	$0.04	$0.04

Earnings from discontinued operations per common share, net of tax – diluted	$0.34	$0.04	$0.04

Options to purchase 444,770, 479,098 and 498,674 shares of common stock were outstanding at December 31, 2012, 2011 and 2010, respectively, but were not included in the computation of diluted earnings per share for that year because the options’ exercise price was greater than the average market price of the common shares for the years ended December 31, 2012, 2011 and 2010, respectively.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

Stock Option Plans

The Company has stock-based employee compensation plans, which are described more fully in Note 21.  In accordance with FASB ASC 718, Compensation – Stock Compensation, compensation cost related to share-based payment transactions is recognized in the Company’s consolidated financial statements based on the grant-date fair value of the award using the modified prospective transition method.  For the years ended December 31, 2012, 2011 and 2010, share-based compensation expense totaling $435,000, $486,000 and $461,000, respectively, was included in salaries and employee benefits expense in the consolidated statements of income.

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

The Company also placed a restriction on the sale or other transfer of shares (including pledging the shares as collateral) acquired through the exercise of the accelerated Options prior to the original vesting date.  With the acceleration of these Options, the compensation expense, net of taxes, that was recognized in the Company’s income statements for 2010 was reduced by approximately $103,000.  On December 31, 2005, the accelerated Options represented approximately 41% of the unvested Company options and 27% of the total of all outstanding Company options.

Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents.  At December 31, 2012 and 2011, cash equivalents consisted of interest-bearing deposits in other financial institutions and federal funds sold.  At December 31, 2012, nearly all of the interest-bearing deposits were uninsured with most of these balances held at the Federal Home Loan Bank or the Federal Reserve Bank.  The federal funds sold were held at a commercial bank.

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

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

Deferred income tax expense results from changes in deferred tax assets and liabilities between periods.  Deferred tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination.  The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any.  A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information.  The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances and information available at the reporting date and is subject to management’s judgment.  Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.  At December 31, 2012 and 2011, no valuation allowance was established.

The Company recognizes interest and penalties on income taxes as a component of income tax expense.

The Company files consolidated income tax returns with its subsidiaries.

Derivatives and Hedging Activities

FASB ASC 815, Derivatives and Hedging, provides the disclosure requirements for derivatives and hedging activities with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how the entity accounts for derivative instruments and related hedged items and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  Further, qualitative disclosures are required that explain the Company’s objectives and strategies for using derivatives, as well as quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.  For detailed disclosures on derivatives and hedging activities, see Note 17.

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

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

Restriction on Cash and Due From Banks

The Bank is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank.  The reserve required at December 31, 2012 and 2011, respectively, was $125.5 million and $106.2 million.

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
December 31, 2012, 2011 and 2010

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

In January 2013, FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.  The Update clarifies the scope of transactions that are subject to the disclosures about offsetting.  The Update clarifies that ordinary trade receivables and receivables are not in the scope of Accounting Standards Update No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.  Specifically, Update 2011-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in FASB Accounting Standards Codification or subject to a master netting arrangement or similar agreement.  The Update will be effective for the Company January 1, 2013, and is not expected to have a material impact on the Company’s financial position or results of operations.

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting reclassifications out of accumulated other comprehensive income.  The amendments in the Update do not change the current requirements for reporting net income or other comprehensive income in financial statements.  All of the information that this Update

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP.  The new amendments will require an organization to present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income–but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.  Or, the organization may cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period.  The Update will be effective for the Company January 1, 2013, and is not expected to have a material impact on the Company’s financial position or results of operations.

Note 2:	Investments in Debt and Equity Securities

The amortized cost and fair values of securities classified as available-for-sale were as follows:

	December 31, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)

U.S. government agencies	$30,000	$40	$—	$30,040
Collateralized mortgage obligations	3,939	576	8	4,507
Mortgage-backed securities	582,039	14,861	814	596,086
Small Business Administration
loan pools	50,198	1,295	—	51,493
States and political subdivisions	114,372	8,506	—	122,878
Equity securities	847	1,159	—	2,006

	$781,395	$26,437	$822	$807,010

	December 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)

U.S. government agencies	$20,000	$60	$—	$20,060
Collateralized mortgage obligations	5,220	—	380	4,840
Mortgage-backed securities	628,729	13,728	802	641,655
Small Business Administration
loan pools	55,422	1,070	—	56,492
States and political subdivisions	145,663	5,478	903	150,238
Corporate bonds	50	245	—	295
Equity securities	1,230	601	—	1,831

	$856,314	$21,182	$2,085	$875,411

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

Additional details of the Company’s collateralized mortgage obligations and mortgage-backed securities at December 31, 2012, are described as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Collateralized mortgage obligations
Nonagency variable	$3,939	$576	$8	$4,507

Mortgage-backed securities
FHLMC fixed	$6,482	$696	$—	$7,178
FHLMC hybrid ARM	35,431	2,494	—	37,925
Total FHLMC	41,913	3,190	—	45,103

FNMA fixed	9,728	845	—	10,573
FNMA hybrid ARM	50,202	1,799	302	51,699
Total FNMA	59,930	2,644	302	62,272

GNMA fixed	7	—	—	7
GNMA hybrid ARM	480,189	9,027	512	488,704
Total GNMA	480,196	9,027	512	488,711

	$582,039	$14,861	$814	$596,086

Total fixed	$16,217	$1,541	$—	$17,758
Total hybrid ARM	565,822	13,320	814	578,328

	$582,039	$14,861	$814	$596,086

The amortized cost and fair value of available-for-sale securities at December 31, 2012, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In Thousands)

One year or less	$—	$—
After one through five years	505	520
After five through ten years	10,140	10,635
After ten years	183,925	193,256
Securities not due on a single maturity date	585,978	600,593
Equity securities	847	2,006

	$781,395	$807,010

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

The amortized cost and fair values of securities classified as held to maturity were as follows:

December 31, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(In Thousands)
States and political
subdivisions	$920	$164	$—	$1,084

December 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(In Thousands)
States and political
subdivisions	$1,865	$236	$—	$2,101

The held-to-maturity securities at December 31, 2012, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In Thousands)

After five through ten years	$920	$1,084

The amortized cost and fair values of securities pledged as collateral was as follows at December 31, 2012 and 2011:

	2012		2011

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)
Public deposits	$459,751	$473,679	$463,832	$475,622
Collateralized borrowing
accounts	187,700	189,862	235,323	237,576
Structured repurchase
agreements	64,298	66,575	65,658	67,498
Other	3,760	3,897	1,600	1,678

	$715,509	$734,013	$766,413	$782,374

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost.  Total fair value of these investments at December 31, 2012 and 2011, was approximately $106.6 million and $172.6 million, respectively, which is approximately 13.2% and 19.7% of the Company’s available-for-sale and held-to-maturity investment portfolio, respectively.

Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these debt securities are temporary.

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2012 and 2011:

	2012
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)

Collateralized mortgage
obligations	$—	$—	$414	$(8)	$414	$(8)
Mortgage-backed securities	106,136	(814)	—	—	106,136	(814)

	$106,136	$(814)	$414	$(8)	$106,550	$(822)

	2011
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)

Collateralized mortgage
obligations	$3,760	$(110)	$1,460	$(270)	$5,220	$(380)
Mortgage-backed securities	61,720	(365)	91,824	(437)	153,544	(802)
States and political
subdivisions	6,436	(44)	7,381	(859)	13,817	(903)

	$71,916	$(519)	$100,665	$(1,566)	$172,581	$(2,085)

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

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

During 2012, the Company determined that the impairment of a nonagency collateralized mortgage obligation with a book value of $680,000 had become other than temporary.  Consequently, the Company recorded a total of $680,000 of pre-tax charges to income.  During 2011, the Company determined that the impairment of a nonagency collateralized mortgage obligation with a book value of $1.8 million had become other than temporary.  Consequently, the Company recorded a total of $615,000 of pre-tax charges to income.  This was the same nonagency collateralized mortgage obligation that was also determined to be impaired during 2012.  During 2010, no securities were determined to have impairment that had become other than temporary.

Credit Losses Recognized on Investments

Certain debt securities have experienced fair value deterioration due to credit losses, as well as due to other market factors, but are not otherwise other-than-temporarily impaired.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

The following table provides information about debt securities for which only a credit loss was recognized in income and other losses are recorded in other comprehensive income.

	Accumulated Credit Losses
	2012	2011
	(In Thousands)
Credit losses on debt securities held
Beginning of year	$3,598	$2,983
Additions related to other-than-temporary losses
not previously recognized	—	—
Additions related to increases in credit losses on debt
securities for which other-than-temporary
impairment losses were previously recognized	680	615
Reductions due to sales	(102)	—
End of year	$4,176	$3,598

Note 3:	Loans and Allowance for Loan Losses

Classes of loans at December 31, 2012 and 2011, included:

	2012	2011
	(In Thousands)
One- to four-family residential construction	$29,071	$23,976
Subdivision construction	35,805	61,140
Land development	62,559	68,771
Commercial construction	150,515	119,589
Owner occupied one- to four-family residential	83,859	91,994
Non-owner occupied one- to four-family residential	145,458	145,781
Commercial real estate	692,377	639,857
Other residential	267,518	243,742
Commercial business	264,631	236,384
Industrial revenue bonds	43,762	59,750
Consumer auto	82,610	59,368
Consumer other	83,815	77,540
Home equity lines of credit	54,225	47,114
FDIC-supported loans, net of discounts (TeamBank)	77,615	128,875
FDIC-supported loans, net of discounts (Vantus Bank)	95,483	123,036
FDIC-supported loans, net of discounts
(Sun Security Bank)	91,519	144,626
FDIC-supported loans, net of discounts (InterBank)	259,232	—
	2,520,054	2,271,543
Undisbursed portion of loans in process	(157,574)	(103,424)
Allowance for loan losses	(40,649)	(41,232)
Deferred loan fees and gains, net	(2,193)	(2,726)
	$2,319,638	$2,124,161

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

Classes of loans by aging were as follows:
	December 31, 2012
							Total Loans
							> 90 Days Past
	30-59 Days	60-89 Days	Over 90	Total Past		Total Loans	Due and
	Past Due	Past Due	Days	Due	Current	Receivable	Still Accruing
	(In Thousands)
One- to four-family
residential construction	$178	$—	$—	$178	$28,893	$29,071	$—
Subdivision construction	478	—	3	481	35,324	35,805	—
Land development	—	—	2,471	2,471	60,088	62,559	—
Commercial construction	—	—	—	—	150,515	150,515	—
Owner occupied one- to four-
family residential	3,305	263	2,352	5,920	77,939	83,859	237
Non-owner occupied one- to
four-family residential	2,600	—	1,905	4,505	140,953	145,458	—
Commercial real estate	1,346	726	8,324	10,396	681,981	692,377	—
Other residential	3,741	—	—	3,741	263,777	267,518	—
Commercial business	2,094	153	4,139	6,386	258,245	264,631	—
Industrial revenue bonds	—	—	2,110	2,110	41,652	43,762	—
Consumer auto	690	73	120	883	81,727	82,610	26
Consumer other	1,522	242	834	2,598	81,217	83,815	449
Home equity lines of credit	185	146	220	551	53,674	54,225	—
FDIC-supported loans, net of
discounts (TeamBank)	1,608	2,077	8,020	11,705	65,910	77,615	173
FDIC-supported loans, net of
discounts (Vantus Bank)	1,545	669	5,641	7,855	87,628	95,483	—
FDIC-supported loans,
net of discounts
(Sun Security Bank)	1,539	384	21,342	23,265	68,254	91,519	1,274
FDIC-supported loans, net of
discounts (InterBank)	10,212	4,662	33,928	48,802	210,430	259,232	347
	31,043	9,395	91,409	131,847	2,388,207	2,520,054	2,506
Less FDIC-supported loans,
net of discounts	14,904	7,792	68,931	91,627	432,222	523,849	1,794

Total legacy loans	$16,139	$1,603	$22,478	$40,220	$1,955,985	$1,996,205	$712

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

	December 31, 2011
							Total Loans
							> 90 Days Past
	30-59 Days	60-89 Days	Over 90	Total Past		Total Loans	Due and
	Past Due	Past Due	Days	Due	Current	Receivable	Still Accruing
	(In Thousands)
One- to four-family
residential construction	$2,082	$342	$186	$2,610	$21,366	$23,976	$—
Subdivision construction	4,014	388	6,661	11,063	50,077	61,140	—
Land development	—	4	2,655	2,659	66,112	68,771	—
Commercial construction	—	—	—	—	119,589	119,589	—
Owner occupied one- to four-
family residential	833	—	3,888	4,721	87,273	91,994	40
Non-owner occupied one- to
four-family residential	117	—	3,425	3,542	142,239	145,781	—
Commercial real estate	6,323	535	6,204	13,062	626,795	639,857	—
Other residential	—	—	—	—	243,742	243,742	—
Commercial business	426	10	1,362	1,798	234,586	236,384	—
Industrial revenue bonds	—	—	2,110	2,110	57,640	59,750	—
Consumer auto	455	56	117	628	58,740	59,368	10
Consumer other	1,508	641	715	2,864	74,676	77,540	356
Home equity lines of credit	45	29	174	248	46,866	47,114	—
FDIC-supported loans, net of
discounts (TeamBank)	2,422	862	19,215	22,499	106,376	128,875	—
FDIC-supported loans, net of
discounts (Vantus Bank)	562	57	5,999	6,618	116,418	123,036	5
FDIC-supported loans,
net of discounts
(Sun Security Bank)	5,628	6,851	40,299	52,778	91,848	144,626	150
	24,415	9,775	93,010	127,200	2,144,343	2,271,543	561
Less FDIC-supported loans,
net of discounts	8,612	7,770	65,513	81,895	314,642	396,537	155

Total legacy loans	$15,803	$2,005	$27,497	$45,305	$1,829,701	$1,875,006	$406

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

Nonaccruing loans are summarized as follows:

	December 31,
	2012	2011
	(In Thousands)

One- to four-family residential construction	$—	$186
Subdivision construction	3	6,661
Land development	2,471	2,655
Commercial construction	—	—
Owner occupied one- to four-family residential	2,115	3,848
Non-owner occupied one- to four-family
residential	1,905	3,425
Commercial real estate	8,324	6,204
Other residential	—	—
Commercial business	6,249	1,362
Industrial revenue bonds	—	2,110
Consumer auto	94	107
Consumer other	385	359
Home equity lines of credit	220	174

Total	$21,766	$27,091

Transactions in the allowance for loan losses were as follows:

	2012	2011	2010
	(In Thousands)

Balance, beginning of year	$41,232	$41,487	$40,101
Provision charged to expense	43,863	35,336	35,630
Loans charged off, net of recoveries
of $3,845 for 2012, $5,063 for
2011 and $5,804 for 2010	(44,446)	(35,591)	(34,244)

Balance, end of year	$40,649	$41,232	$41,487

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

The following table presents the activity in the allowance for loan losses by portfolio segment for the year ended December 31, 2012.  Also presented are the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of December 31, 2012:

	One- to Four-
	Family
	Residential
	and	Other	Commercial	Commercial	Commercial
	Construction	Residential	Real Estate	Construction	Business	Consumer	Total
	(In Thousands)
Allowance for Loan Losses
Balance, January 1, 2012	$11,424	$3,088	$18,390	$2,982	$2,974	$2,374	$41,232
Provision charged to expense	(1,626)	4,471	16,360	18,101	4,897	1,660	43,863
Losses charged off	(3,203)	(3,579)	(18,010)	(18,027)	(3,082)	(2,390)	(48,291)
Recoveries	227	347	701	882	307	1,381	3,845

Balance,
December 31, 2012	$6,822	$4,327	$17,441	$3,938	$5,096	$3,025	$40,649

Ending balance:
Individually evaluated
for impairment	$2,288	$1,089	$4,990	$96	$2,778	$156	$11,397
Collectively evaluated
for impairment	$4,532	$3,239	$12,443	$3,842	$2,315	$2,864	$29,235
Loans acquired and
accounted for under
ASC 310-30	$1	$—	$9	$—	$4	$3	$17

Loans
Individually evaluated
for impairment	$14,691	$16,405	$48,476	$12,009	$10,064	$980	$102,625
Collectively evaluated
for impairment	$279,502	$251,113	$687,663	$201,065	$254,567	$219,670	$1,893,580
Loans acquired and
accounted for under
ASC 310-30	$278,889	$53,280	$129,128	$7,997	$14,939	$39,616	$523,849

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

The following table presents the activity in the allowance for loan losses by portfolio segment for the year ended December 31, 2011.  Also presented are the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of December 31, 2011:

	One- to Four-
	Family
	Residential
	and	Other	Commercial	Commercial	Commercial
	Construction	Residential	Real Estate	Construction	Business	Consumer	Total
	(In Thousands)
Allowance for Loan Losses
Balance, January 1, 2011	$11,483	$3,866	$14,336	$5,852	$3,281	$2,669	$41,487
Provision charged to expense	7,995	5,693	17,859	1,020	1,459	1,310	35,336
Losses charged off	(8,333)	(8,018)	(13,862)	(4,103)	(2,842)	(3,496)	(40,654)
Recoveries	279	1,547	57	213	1,076	1,891	5,063

Balance, December 31, 2011	$11,424	$3,088	$18,390	$2,982	$2,974	$2,374	$41,232

Ending balance:
Individually evaluated for
impairment	$4,989	$89	$3,584	$594	$736	$38	$10,030
Collectively evaluated for
impairment	$6,435	$2,999	$14,806	$2,358	$2,238	$2,336	$31,172
Loans acquired and
accounted for under
ASC 310-30	$—	$—	$—	$30	$—	$—	$30

Loans
Individually evaluated for
impairment	$39,519	$20,802	$99,254	$27,592	$10,720	$839	$198,726
Collectively evaluated for
impairment	$283,371	$222,940	$600,353	$160,768	$225,665	$183,183	$1,676,280
Loans acquired and
accounted for under
ASC 310-30	$109,909	$25,877	$157,805	$40,215	$28,784	$33,947	$396,537

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

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

The portfolio segments used in the preceding three tables correspond to the loan classes used in all other tables in Note 3 as follows:

•
The one- to four-family residential and construction segment includes the one- to four-family residential construction, subdivision construction, owner occupied one- to four-family residential and non-owner occupied one- to four-family residential classes.

•	The other residential segment corresponds to the other residential class.

•	The commercial real estate segment includes the commercial real estate and industrial revenue bonds classes.

•	The commercial construction segment includes the land development and commercial construction classes

•	The commercial business segment corresponds to the commercial business class.

•	The consumer segment includes the consumer auto, consumer other and home equity lines of credit classes.

The weighted average interest rate on loans receivable at December 31, 2012 and 2011, was 5.39% and 5.86%, respectively.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

Loans serviced for others are not included in the accompanying consolidated statements of financial condition.  The unpaid principal balances of loans serviced for others were $158.4 million and $170.3 million at December 31, 2012 and 2011, respectively.  In addition, available lines of credit on these loans were $15.7 million and $11.7 million at December 31, 2012 and 2011, respectively.

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

The following summarizes information regarding impaired loans at and during the years ended December 31, 2012, 2011 and 2010:

				Year Ended
	December 31, 2012			December 31, 2012
				Average
		Unpaid		Investment	Interest
	Recorded	Principal	Specific	in Impaired	Income
	Balance	Balance	Allowance	Loans	Recognized
	(In Thousands)

One- to four-family residential construction	$410	$410	$239	$679	$22
Subdivision construction	2,577	2,580	688	8,399	143
Land development	12,009	13,204	96	12,614	656
Commercial construction	—	—	—	383	—
Owner occupied one- to four-family
residential	5,627	6,037	550	5,174	295
Non-owner occupied one- to four-family
residential	6,077	6,290	811	10,045	330
Commercial real estate	48,476	49,779	4,990	45,181	2,176
Other residential	16,405	16,405	1,089	16,951	836
Commercial business	7,279	8,615	2,778	4,851	329
Industrial revenue bonds	2,785	2,865	—	3,034	5
Consumer auto	143	170	22	157	17
Consumer other	602	682	89	654	65
Home equity lines of credit	235	248	45	162	15

Total	$102,625	$107,285	$11,397	$108,284	$4,889

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

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

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

At December 31, 2012, $43.4 million of impaired loans had specific valuation allowances totaling $11.4 million.  At December 31, 2011, all impaired loans had specific valuation allowances totaling $10.0 million.  Previous to the third quarter of 2012, the Company reported all impaired loans as having specific valuation allowances, even though in many instances the allowance assigned to a particular loan was actually only the general valuation percentage used for that particular category of loans.  In the third quarter of 2012, the Company began reporting specific valuation allowances on impaired loans only if the recorded loan balance was greater than the calculated fair value of the collateral supporting the loan.  This change was also factored into the general valuation allowances recorded by the Company, and did not result in a significant change to the overall allowance for loan losses recorded by the Company.  For impaired loans which were nonaccruing, interest of approximately $1.8 million, $2.4 million and $2.0 million would have been recognized on an accrual basis during the years ended December 31, 2012, 2011 and 2010, respectively.

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

The following table presents newly restructured loans during 2012 by type of modification:

				Total
	Interest Only	Term	Combination	Modification
	(In Thousands)

Mortgage loans on real estate:
Residential one-to-four family	$1,291	$3,199	$392	$4,882
Commercial	773	5,405	—	6,178
Construction and land development	183	309	—	492
Other residential	—	3,977	—	3,977
Home equity lines of credit	—	19	—	19
Commercial	24	3,615	—	3,639
Consumer	—	39	—	39

	$2,271	$16,563	$392	$19,226

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

At December 31, 2012, the Company had $2.8 million of construction loans, $7.1 million of residential mortgage loans, $26.9 million of commercial real estate loans, $7.9 million of other residential loans, $1.9 million of commercial business loans and $167,000 of consumer loans that were modified in troubled debt restructurings and impaired.  Of the total troubled debt restructurings at December 31, 2012, $38.1 million were accruing interest, $14.6 million were classified as substandard and $1.0 million were classified as doubtful using the Company’s internal grading system which is described below. During the previous 12 months, five commercial real estate loans totaling $1.8 million, two non-owner occupied residential mortgage loans totaling $406,000, four owner occupied residential mortgage loans totaling $294,000 and one consumer loan totaling $19,000, were modified as troubled debt restructurings and had payment defaults subsequent to the modifications.  When loans modified as troubled debt restructuring have subsequent payment defaults, the defaults are factored into the determination of the allowance for loan losses to ensure specific valuation allowances reflect amounts considered uncollectible.  At December 31, 2011, the Company had $9.0 million of construction loans, $17.0 million of residential mortgage loans, $31.3 million of commercial real estate loans, $671,000 of commercial business loans and $156,000 of consumer loans that were modified in troubled debt restructurings and impaired.  Of the total troubled debt restructurings at December 31, 2011, $50.8 million were accruing interest at December 31, 2011.

As of December 31, 2012, borrowers with loans designated as troubled debt restructurings totaling $1.4 million, including $160,000 of construction loans, $1.2 million of residential mortgage loans, $49,000 of commercial business loans and $17,000 of consumer loans, met the criteria for placement back on accrual status.  This criteria is a minimum of six months of payment performance under existing or modified terms.

The Company reviews the credit quality of its loan portfolio using an internal grading system that classifies loans as “Satisfactory,” “Watch,” “Special Mention” and “Substandard.”  Substandard loans are characterized by the distinct possibility that the Bank will sustain some loss if certain deficiencies are not corrected.  Special mention loans possess potential weaknesses that deserve management’s close attention but do not expose the Bank to a degree of risk that warrants substandard classification.  Loans classified as watch are being monitored because of indications of potential weaknesses or deficiencies that may require future classification as special mention or substandard.  Loans not meeting any of the criteria previously described are considered satisfactory.  The FDIC-covered loans are evaluated using this internal grading system.  However, since these loans are accounted for in pools and are currently covered through loss sharing agreements with the FDIC, all of the loan pools were considered satisfactory at December 31, 2012 and 2011, respectively.  See Note 4 for further discussion of the acquired loan pools and loss sharing agreements.  The loan grading system is presented by loan class below:

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

	December 31, 2012
			Special
	Satisfactory	Watch	Mention	Substandard	Doubtful	Total
	(In Thousands)
One- to four-family residential
construction	$28,662	$—	$—	$409	$—	$29,071
Subdivision construction	31,156	2,993	—	1,656	—	35,805
Land development	47,388	3,887	—	11,284	—	62,559
Commercial construction	150,515	—	—	—	—	150,515
Owner occupied one- to-four-
family residential	79,411	792	—	3,656	—	83,859
Non-owner occupied one- to-
four-family residential	132,073	7,884	—	5,501	—	145,458
Commercial real estate	619,387	42,753	—	30,237	—	692,377
Other residential	252,238	6,793	—	8,487	—	267,518
Commercial business	253,165	4,286	—	6,180	1,000	264,631
Industrial revenue bonds	40,977	675	—	2,110	—	43,762
Consumer auto	82,467	—	—	143	—	82,610
Consumer other	83,250	—	—	565	—	83,815
Home equity lines of credit	52,076	—	1,913	236	—	54,225
FDIC-supported loans, net of
discounts (TeamBank)	77,568	—	—	47	—	77,615
FDIC-supported loans, net of
discounts (Vantus Bank)	95,281	—	—	202	—	95,483
FDIC-supported loans, net of
discounts (Sun Security Bank)	91,519	—	—	—	—	91,519
FDIC-supported loans, net of
discounts (InterBank)	259,210	—	—	22	—	259,232

Total	$2,376,343	$70,063	$1,913	$70,735	$1,000	$2,520,054

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

	December 31, 2011
			Special
	Satisfactory	Watch	Mention	Substandard	Total
	(In Thousands)
One- to four-family residential
construction	$21,436	$2,354	$—	$186	$23,976
Subdivision construction	45,754	2,701	—	12,685	61,140
Land development	41,179	20,902	245	6,445	68,771
Commercial construction	119,589	—	—	—	119,589
Owner occupied one- to-four-
family residential	86,725	1,018	—	4,251	91,994
Non-owner occupied one- to four-
family residential	129,458	5,232	249	10,842	145,781
Commercial real estate	542,712	51,757	13,384	32,004	639,857
Other residential	222,940	13,262	—	7,540	243,742
Commercial business	225,664	5,403	638	4,679	236,384
Industrial revenue bonds	57,640	—	—	2,110	59,750
Consumer auto	59,237	—	—	131	59,368
Consumer other	77,006	—	—	534	77,540
Home equity lines of credit	46,940	—	—	174	47,114
FDIC-supported loans, net of
discounts (TeamBank)	128,875	—	—	—	128,875
FDIC-supported loans, net of
discounts (Vantus Bank)	123,036	—	—	—	123,036
FDIC-supported loans, net of
discounts (Sun Security Bank)	144,626	—	—	—	144,626

Total	$2,072,817	$102,629	$14,516	$81,581	$2,271,543

Certain of the Bank’s real estate loans are pledged as collateral for borrowings as set forth in Notes 9 and 11.

Certain directors and executive officers of the Company and the Bank are customers of and had transactions with the Bank in the ordinary course of business.  Except for the interest rates on loans secured by personal residences, in the opinion of management, all loans included in such transactions were made on substantially the same terms as those prevailing at the time for comparable transactions with unrelated parties.  Generally, residential first mortgage loans and home equity lines of credit to all employees and directors have been granted at interest rates equal to the Bank’s cost of funds, subject to annual adjustments in the case of residential first mortgage loans and monthly adjustments in the case of home equity lines of credit.  At December 31, 2012 and 2011, loans outstanding to these directors and executive officers are summarized as follows:

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

	December 31,
	2012	2011
	(In Thousands)
Balance, beginning of year	$2,294	$12,933
New loans	5,121	2,607
Payments	(3,120)	(13,246)

Balance, end of year	$4,295	$2,294

Note 4:	Acquired Loans, Loss Sharing Agreements and FDIC Indemnification Assets

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

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

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

The Bank originally recorded the fair value of the acquired loans at their preliminary fair value of $222.8 million and the related FDIC indemnification asset was originally recorded at its preliminary fair value of $153.6 million.  As discussed above, these initial fair values were adjusted during the measurement period, resulting in a final fair value at the acquisition date of $264.4 million for acquired loans and $128.3 million for the FDIC indemnification asset. A discount was recorded in conjunction with the fair value of the acquired loans and the amount accreted to yield during 2012, 2011 and 2010 was $1.2 million, $2.5 million and $2.4 million, respectively.

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

The loans, commitments and foreclosed assets purchased in the Vantus Bank transaction are covered by a loss sharing agreement between the FDIC and Great Southern Bank.  Under the loss sharing agreement, the Bank shares in the losses on assets covered under the agreement (referred to as covered assets).  On losses up to $102.0 million, the FDIC agreed to reimburse the Bank for 80% of the losses.  On losses exceeding $102.0 million, the FDIC agreed to reimburse the Bank for 95% of the losses.  Realized losses covered by the loss sharing agreement include loan contractual balances (and related unfunded commitments that were acquired), accrued interest on loans for up to 90 days, the book value of foreclosed real estate acquired, and certain direct costs, less cash or other consideration received by Great Southern.  This agreement extends for ten years for 1-4 family real estate loans and for five years for other loans.  The value of this loss sharing agreement was considered in determining fair values of loans and foreclosed assets acquired.  The loss sharing agreement is subject to the Bank following servicing procedures as specified in the agreement with the FDIC.  The expected reimbursements under the loss sharing agreement were recorded as an indemnification asset at their preliminary estimated fair value of $62.2 million on the acquisition date.  Based upon the acquisition date fair values of the net assets acquired, no goodwill was recorded.  The transaction resulted in a preliminary one-time gain of

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

$45.9 million, which was included in Noninterest Income in the Company’s Consolidated Statement of Income for the year ended December 31, 2009.  During 2010, the Company continued to analyze its estimates of the fair values of the loans acquired and the indemnification asset recorded.  The Company finalized its analysis of these assets without adjustments to the initial fair value estimates.  The Bank recorded the fair value of the acquired loans at their estimated fair value of $247.0 million and the related FDIC indemnification asset was recorded at its estimated fair value of $62.2 million.  A discount was recorded in conjunction with the fair value of the acquired loans and the amount accreted to yield during 2012, 2011 and 2010 was $399,000, $928,000 and $1.2 million, respectively.

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

The loans and foreclosed assets purchased in the Sun Security Bank transaction are covered by a loss sharing agreement between the FDIC and Great Southern Bank.  Under the loss sharing agreement, the FDIC has agreed to cover 80% of the losses on the loans (excluding approximately $4 million of consumer loans) and foreclosed assets purchased subject to certain limitations.  Realized losses covered by the loss sharing agreement include loan contractual balances (and related unfunded commitments that were acquired), accrued interest on loans for up to 90 days, the book value of foreclosed real estate acquired, and certain direct costs, less cash or other consideration received by Great Southern.  This agreement extends for ten years for 1-4 family real estate loans and for five years for other loans.  The value of this loss sharing agreement was considered in determining fair values of loans and foreclosed assets acquired.  The loss sharing agreement is subject to the Bank following servicing procedures as specified in the agreement with the FDIC.  The expected reimbursements under the loss sharing agreement were recorded as an indemnification asset at their preliminary estimated fair value of $67.4 million on the acquisition date.  Based upon the acquisition date fair values of the net assets acquired, no goodwill was recorded.  The transaction resulted in a preliminary one-time gain of $16.5 million, which was included in Noninterest Income in the Company’s Consolidated Statement of Income for the year ended December 31, 2011.  During 2012, the Company continued to analyze its estimates of the fair values of the loans acquired and the indemnification asset recorded.  The Company finalized its analysis of these assets without adjustments to the initial fair value estimates.  The Bank recorded the fair value of the acquired loans at their estimated fair value of $163.7 million and the related FDIC indemnification asset was

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

recorded at its estimated fair value of $67.4 million.  A discount was recorded in conjunction with the fair value of the acquired loans and the amount accreted to yield during 2012 and 2011 was $1.6 million and $140,000, respectively.

In addition to the loan and FDIC indemnification assets noted above, the acquisition consisted of other assets with a fair value of approximately $85.2 million, including $45.3 million of investment securities, $26.1 million of cash and cash equivalents, $9.1 million of foreclosed assets, $3.0 million of FHLB stock and $1.8 million of other assets.  Liabilities with a fair value of $345.8 million were also assumed, including $280.9 million of deposits, $64.3 million of FHLB advances and $632,000 of other liabilities.  A customer-related core deposit intangible asset of $2.5 million was also recorded.  Net of the excess of assets over liabilities, the Bank received approximately $40.8 million in cash from the FDIC and entered into the loss sharing agreement with the FDIC.

InterBank

On April 27, 2012, Great Southern Bank entered into a purchase and assumption agreement with loss share with the FDIC to assume all of the deposits and acquire certain assets of Inter Savings Bank, FSB (“InterBank”), a full service bank headquartered in Maple Grove, Minnesota.

The loans and foreclosed assets purchased in the InterBank transaction are covered by a loss sharing agreement between the FDIC and Great Southern Bank.  Under the loss sharing agreement, the FDIC has agreed to cover 80% of the losses on the loans (excluding approximately $60,000 of consumer loans) and foreclosed assets purchased subject to certain limitations.  Realized losses covered by the loss sharing agreement include loan contractual balances (and related unfunded commitments that were acquired), accrued interest on loans for up to 90 days, the book value of foreclosed real estate acquired, and certain direct costs, less cash or other consideration received by Great Southern.  This agreement extends for ten years for 1-4 family real estate loans and for five years for other loans.  The value of this loss sharing agreement was considered in determining fair values of loans and foreclosed assets acquired.  The loss sharing agreement is subject to the Bank following servicing procedures as specified in the agreement with the FDIC.  The expected reimbursements under the loss sharing agreement were recorded as an indemnification asset at their preliminary estimated fair value of $84.0 million on the acquisition date.  Based upon the acquisition date fair values of the net assets acquired, no goodwill was recorded.  The transaction resulted in a preliminary one-time gain of $31.3 million, which was included in Noninterest Income in the Company’s Consolidated Statement of Income for the year ended December 31, 2012.  During 2012, the Company continued to analyze its estimates of the fair values of the loans acquired and the indemnification asset recorded.  The Company finalized its analysis of these assets without adjustments to the initial fair value estimates.  The Bank recorded the fair value of the acquired loans at their estimated fair value of $285.5 million and the related FDIC indemnification asset was recorded at its estimated fair value of $84.0 million.  A premium was recorded in conjunction with the fair value of the acquired loans and the amount amortized to yield during 2012 was $564,000.

In addition to the loan and FDIC indemnification assets noted above, the acquisition consisted of other assets with a fair value of approximately $79.8 million, including $34.9 million of investment securities, $34.5 million of cash and cash equivalents, $6.2 million of foreclosed assets, $585,000

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

of FHLB stock and $2.6 million of other assets.  Liabilities with a fair value of $458.7 million were also assumed, including $456.3 million of deposits and $2.4 million of other liabilities.  A customer-related core deposit intangible asset of $1.0 million was also recorded.  Net of the excess of assets over liabilities, the Bank received approximately $40.8 million in cash from the FDIC and entered into the loss sharing agreement with the FDIC.

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

The amount of the estimated cash flows expected to be received from the acquired loan pools in excess of the fair values recorded for the loan pools is referred to as the accretable yield.  The accretable yield is recognized as interest income over the estimated lives of the loans.  The Company continues to evaluate the fair value of the loans including cash flows expected to be collected.  Increases in the Company’s cash flow expectations are recognized as increases to the accretable yield while decreases are recognized as impairments through the allowance for loan losses.  During the years ended December 31, 2012 and 2011, increases in expected cash flows related to the acquired loan portfolios resulted in adjustments to the accretable yield to be spread over the estimated remaining lives of the loans on a level-yield basis.  The increases in expected cash flows also reduced the amount of expected reimbursements under the loss sharing agreements.  This resulted in corresponding adjustments during the years ended December 31, 2012 and 2011, to the indemnification assets to be amortized on a level-yield basis over the remainder of the loss sharing agreements or the remaining expected lives of the loan pools, whichever is shorter.  The amounts of these adjustments were as follows:

	Year Ended
	December 31,	December 31,	December 31,
	2012	2011	2010
	(In Thousands)
Increase in accretable yield due to increased
cash flow expectations	$42,567	$27,069	$58,951
Decrease in FDIC indemnification asset
as a result of accretable yield increase	(34,054)	(23,821)	(51,888)

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

The adjustments, along with those made in previous years, impacted the Company’s Consolidated Statements of Income as follows:

	Year Ended
	December 31,	December 31,	December 31,
	2012	2011	2011
	(In Thousands)
Interest income	$36,186	$49,208	$19,452
Noninterest income	(29,864)	(43,835)	(17,134)

Net impact to pre-tax income	$6,322	$5,373	$2,318

Prior to January 1, 2010, the Company’s estimate of cash flows expected to be received from the acquired loan pools related to TeamBank and Vantus Bank had not materially changed, other than the adjustment of the provisional fair value measurements of the former TeamBank loan portfolio.  On an on-going basis the Company estimates the cash flows expected to be collected from the acquired loan pools.  For the loan pools acquired in 2012 and 2011, the cash flow estimates have increased during 2012.  For the loan pools acquired in 2009, the cash flow estimates have increased, beginning with the fourth quarter of 2010, based on payment histories and reduced loss expectations of the loan pools.  This resulted in increased income that was spread on a level-yield basis over the remaining expected lives of the loan pools.

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

The loss sharing agreement on the InterBank transaction includes a clawback provision whereby if credit loss performance is better than certain pre-established thresholds, then a portion of the monetary benefit is shared with the FDIC.  The pre-established threshold for credit losses is $115.7 million for this transaction.  The monetary benefit required to be paid to the FDIC under the clawback provision, if any, will occur shortly after the termination of the loss sharing agreement, which in the case of InterBank is 10 years from the acquisition date.

At December 31, 2012, the Bank’s internal estimate of credit performance is expected to be better than the threshold set by the FDIC in the loss sharing agreement.  Therefore, a separate clawback liability totaling $1.0 million was recorded at December 31, 2012.  As changes in the fair values of the loans and foreclosed assets are determined due to changes in expected cash flows, changes in the amount of the clawback liability will occur.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

TeamBank FDIC Indemnification Asset

The following tables present the balances of the FDIC indemnification asset related to the TeamBank transaction at December 31, 2012 and 2011.  Gross loan balances (due from the borrower) were reduced approximately $349.5 million since the transaction date because of $215.9 million of repayments by the borrower, $59.0 million of transfers to foreclosed assets and $74.6 million of charge-downs to customer loan balances.  Based upon the collectability analyses performed during the acquisition, we expected certain levels of foreclosures and charge-offs and actual results have been better than our expectations.  As a result, cash flows expected to be received from the acquired loan pools have increased, resulting in adjustments that were made to the related accretable yield as described above.

	December 31, 2012
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$86,657	$9,056
Noncredit premium/(discount), net of
activity since acquisition date	(134)	—
Reclassification from nonaccretable discount
to accretable discount due to change in
expected losses (net of accretion to date)	(5,120)	—
Original estimated fair value of assets, net of
activity since acquisition date	(77,615)	(7,669)

Expected loss remaining	3,788	1,387
Assumed loss sharing recovery percentage	81%	82%

Expected loss sharing value	3,051	1,141
Indemnification asset to be amortized resulting from
change in expected losses	4,036	—
Accretable discount on FDIC indemnification asset	(332)	—
FDIC indemnification asset	$6,755	$1,141

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

	December 31, 2011
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$164,284	$16,225
Noncredit premium/(discount), net of
activity since acquisition date	(1,363)	—
Reclassification from nonaccretable discount
to accretable discount due to change in
expected losses (net of accretion to date)	(6,093)	—
Original estimated fair value of assets, net of
activity since acquisition date	(128,875)	(10,342)

Expected loss remaining	27,953	5,883
Assumed loss sharing recovery percentage	80%	80%

Expected loss sharing value	22,404	4,712
Indemnification asset to be amortized resulting from
change in expected losses	5,726	—
Accretable discount on FDIC indemnification asset	(2,719)	—
FDIC indemnification asset	$25,411	$4,712

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

Vantus Bank FDIC Indemnification Asset

The following tables present the balances of the FDIC indemnification asset related to the Vantus Bank transaction at December 31, 2012 and 2011.  Gross loan balances (due from the borrower) were reduced approximately $227.6 million since the transaction date because of $185.9 million of repayments by the borrower, $15.0 million of transfers to foreclosed assets and $26.7 million of charge-downs to customer loan balances.  Based upon the collectability analyses performed during the acquisition, we expected certain levels of foreclosures and charge-offs and actual results have been better than our expectations.  As a result, cash flows expected to be received from the acquired loan pools have increased, resulting in adjustments that were made to the related accretable yield as described above.

	December 31, 2012
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$103,910	$4,383
Noncredit premium/(discount), net of
activity since acquisition date	(104)	—
Reclassification from nonaccretable discount
to accretable discount due to change in
expected losses (net of accretion to date)	(5,429)	—
Original estimated fair value of assets, net of
activity since acquisition date	(95,483)	(3,214)
Expected loss remaining	2,894	1,169
Assumed loss sharing recovery percentage	78%	80%
Expected loss sharing value	2,270	935
Indemnification asset to be amortized resulting from
change in expected losses	4,343	—
Accretable discount on FDIC indemnification asset	(240)	—

FDIC indemnification asset	$6,373	$935

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

	December 31, 2011
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$149,215	$3,410
Noncredit premium/(discount), net of
activity since acquisition date	(503)	—
Reclassification from nonaccretable discount
to accretable discount due to change in
expected losses (net of accretion to date)	(11,267)	—
Original estimated fair value of assets, net of
activity since acquisition date	(123,036)	(2,069)
Expected loss remaining	14,409	1,341
Assumed loss sharing recovery percentage	80%	80%
Expected loss sharing value	11,526	1,073
Indemnification asset to be amortized resulting from
change in expected losses	9,014	—
Accretable discount on FDIC indemnification asset	(1,946)	—

FDIC indemnification asset	$18,594	$1,073

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

Sun Security Bank FDIC Indemnification Asset

The following tables present the balances of the FDIC indemnification asset related to the Sun Security Bank transaction at December 31, 2012 and 2011.  Gross loan balances (due from the borrower) were reduced approximately $107.5 million since the transaction date because of $69.0 million of repayments by the borrower, $18.0 million of transfers to foreclosed assets and $20.5 million of charge-downs to customer loan balances.  Based upon the collectability analyses performed during the acquisition, we expected certain levels of foreclosures and charge-offs and actual results have been better than our expectations.  As a result, cash flows expected to be received from the acquired loan pools have increased, resulting in adjustments that were made to the related accretable yield as described above.

	December 31, 2012
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$126,933	$10,980
Noncredit premium/(discount), net of
activity since acquisition date	(1,079)	—
Reclassification from nonaccretable discount
to accretable discount due to change in
expected losses (net of accretion to date)	(4,182)	—
Original estimated fair value of assets, net of
activity since acquisition date	(91,519)	(6,227)

Expected loss remaining	30,153	4,753
Assumed loss sharing recovery percentage	76%	80%

Expected loss sharing value	23,017	3,785
Indemnification asset to be amortized resulting from
change in expected losses	3,345	—
Accretable discount on FDIC indemnification asset	(2,867)	(561)

FDIC indemnification asset	$23,495	$3,224

	December 31, 2011
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$217,549	$20,964
Noncredit premium/(discount), net of
activity since acquisition date	(2,658)	—
Original estimated fair value of assets, net of
activity since acquisition date	(144,626)	(8,338)

Expected loss remaining	70,265	12,626
Assumed loss sharing recovery percentage	79%	80%

Expected loss sharing value	55,382	10,101
Accretable discount on FDIC indemnification asset	(5,457)	(1,811)

FDIC indemnification asset	$49,925	$8,290

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

InterBank FDIC Indemnification Asset

The following tables present the balances of the FDIC indemnification asset related to the InterBank transaction at December 31, 2012.  Gross loan balances (due from the borrower) were reduced approximately $36.4 million since the transaction date because of $26.7 million of repayments by the borrower and $9.7 million of charge-offs to customer loan balances.  Based upon the collectability analyses performed during the acquisition, we expected certain levels of foreclosures and charge-offs and actual results have been better than our expectations.  As a result, cash flows expected to be received from the acquired loan pools have increased, resulting in adjustments that were made to the related accretable yield as described above.

	December 31, 2012
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$356,844	$2,001
Noncredit premium/(discount), net of
activity since acquisition date	2,541	—
Reclassification from nonaccretable discount
to accretable discount due to change in
expected losses (net of accretion to date)	(9,897)	—
Original estimated fair value of assets, net of
activity since acquisition date	(259,232)	(1,620)

Expected loss remaining	90,256	381
Assumed loss sharing recovery percentage	81%	80%

Expected loss sharing value	73,151	304
FDIC loss share clawback	1,000	—
Indemnification asset to be amortized resulting from
change in expected losses	7,871	—
Accretable discount on FDIC indemnification asset	(6,893)	(93)

FDIC indemnification asset	$75,129	$211

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

	April 27, 2012 – Acquisition Date
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$393,274	$9,908
Noncredit premium/(discount), net of
activity since acquisition date	3,105	—
Original estimated fair value of assets, net of
activity since acquisition date	(285,458)	(6,216)

Expected loss remaining	110,921	3,692
Assumed loss sharing recovery percentage	81%	80%

Expected loss sharing value	89,669	2,954
Accretable discount on FDIC indemnification asset	(8,411)	(223)

FDIC indemnification asset	$81,258	$2,731

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

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

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

Changes in the accretable yield for acquired loan pools were as follows for the years ended December 31, 2012, 2011 and 2010:

			Sun
		Vantus	Security
	TeamBank	Bank	Bank	InterBank
	(In Thousands)
Balance, January 1, 2010	$31,300	$39,023	$—	$—
Accretion	(24,250)	(23,848)	—	—
Reclassification from nonaccretable difference(1)	29,715	20,621	—	—
Balance, December 31, 2010	36,765	35,796	—	—
Additions	—	—	14,990	—
Accretion	(40,010)	(30,908)	(2,221)	—
Reclassification from nonaccretable difference(1)	17,907	17,079	—	—
Balance, December 31, 2011	14,662	21,967	12,769	—
Additions	—	—	—	46,078
Accretion	(20,129)	(21,437)	(15,851)	(11,998)
Reclassification from nonaccretable difference(1)	17,595	13,008	14,341	8,494

Balance, December 31, 2012	$12,128	$13,538	$11,259	$42,574

(1)
Represents increases in estimated cash flows expected to be received from the acquired loan pools, primarily due to lower estimated credit losses.  The numbers also include changes in expected accretion of the loan pools for TeamBank, Vantus Bank, Sun Security Bank and InterBank for the year ended December 31, 2012, totaling $5.2 million, $4.4 million, $3.6 million and $2.4 million, respectively; for TeamBank and Vantus Bank for the year ended December 31, 2011, totaling $3.5 million and $4.4 million, respectively; and for TeamBank and Vantus Bank for the year ended December 31, 2010, totaling $1.8 million and $6.8 million, respectively.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

Note 5:	Foreclosed Assets Held for Sale

Major classifications of foreclosed assets at December 31, 2012 and 2011, were as follows:

	2012	2011
	(In Thousands)

One- to four-family construction	$627	$1,630
Subdivision construction	17,147	15,573
Land development	14,058	13,634
Commercial construction	6,511	2,747
One- to four-family residential	1,200	1,849
Other residential	7,232	7,853
Commercial real estate	2,738	2,290
Commercial business	160	85
Consumer	471	1,211
	50,144	46,872
FDIC-supported foreclosed assets, net of discounts	18,730	20,749

	$68,874	$67,621

Expenses applicable to foreclosed assets for the years ended December 31, 2012, 2011 and 2010, included the following:

	2012	2011	2010
	(In Thousands)

Net gain on sales of real estate	$(1,603)	$(1,504)	$(1,045)
Valuation write-downs	6,786	10,437	3,169
Operating expenses, net of rental
income	3,565	2,913	2,790

	$8,748	$11,846	$4,914

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

Note 6:	Premises and Equipment

Major classifications of premises and equipment at December 31, 2012 and 2011, stated at cost, were as follows:

	2012	2011
	(In Thousands)
Land	$27,618	$22,635
Buildings and improvements	66,446	55,425
Furniture, fixtures and equipment	41,676	37,681
	135,740	115,741
Less accumulated depreciation	33,454	31,549

	$102,286	$84,192

Note 7:	Investments in Limited Partnerships

Investments in Affordable Housing Partnerships

The Company has invested in certain limited partnerships that were formed to develop and operate apartments and single-family houses designed as high-quality affordable housing for lower income tenants throughout Missouri and contiguous states.  At December 31, 2012, the Company had eleven investments, with a net carrying value of $33.9 million.  At December 31, 2011, the Company had eleven investments, with a net carrying value of $28.7 million.  Due to the Company’s inability to exercise any significant influence over any of the investments in Affordable Housing Partnerships, they all are accounted for using the cost method.  Each of the partnerships must meet the regulatory requirements for affordable housing for a minimum 15-year compliance period to fully utilize the tax credits.  If the partnerships cease to qualify during the compliance period, the credits may be denied for any period in which the projects are not in compliance and a portion of the credits previously taken may be subject to recapture with interest.

The remaining federal affordable housing tax credits to be utilized over a maximum of 15 years were $44.2 million as of December 31, 2012, assuming no tax credit recapture events occur and all projects currently under construction are completed as planned.  Amortization of the investments in partnerships is expected to be approximately $33.4 million, assuming all projects currently under construction are completed and funded as planned.  The Company’s usage of federal affordable housing tax credits approximated $5.2 million, $2.6 million and $1.3 million during 2012, 2011 and 2010, respectively.  Investment amortization amounted to $4.6 million, $1.9 million and $1.2 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

Investments in Community Development Entities

The Company has invested in certain limited partnerships that were formed to develop and operate business and real estate projects located in low-income communities.  At December 31, 2012, the Company had three investments, with a net carrying value of $6.8 million.  At December 31, 2011, the Company had three investments, with a net carrying value of $7.1 million.  Due to the Company’s inability to exercise any significant influence over any of the investments in qualified Community Development Entities, they are all accounted for using the cost method.  Each of the partnerships provides federal New Market Tax Credits over a seven-year credit allowance period.  In each of the first three years, credits totaling five percent of the original investment are allowed on the credit allowance dates and for the final four years, credits totaling six percent of the original investment are allowed on the credit allowance dates.  Each of the partnerships must be invested in a qualified Community Development Entity on each of the credit allowance dates during the seven-year period to utilize the tax credits.  If the Community Development Entities cease to qualify during the seven-year period, the credits may be denied for any credit allowance date and a portion of the credits previously taken may be subject to recapture with interest.  The investments in the Community Development Entities cannot be redeemed before the end of the seven-year period.

The remaining federal New Market Tax Credits to be utilized over a maximum of seven years were $8.8 million as of December 31, 2012.  Amortization of the investments in partnerships is expected to be approximately $5.9 million.  The Company’s usage of federal New Market Tax Credits approximated $1.7 million, $1.7 million and $1.1 million during 2012, 2011 and 2010, respectively.  Investment amortization amounted to $1.1 million, $1.1 million and $727,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

Investments in Limited Partnerships for State Tax Credits

From time to time, the Company has invested in certain limited partnerships that were formed to provide certain state tax credits.  The Company has primarily syndicated these tax credits and the impact to the Consolidated Statements of Income has not been material.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

Note 8:	Deposits

Deposits at December 31, 2012 and 2011, are summarized as follows:

	Weighted Average
	Interest Rate	2012	2011
		(In Thousands, Except Interest Rates)

Noninterest-bearing accounts	---	$385,778	$330,813
Interest-bearing checking and
savings accounts	0.33% - 0.61%	1,563,468	1,363,727
		1,949,246	1,694,540

Certificate accounts	0.0% - 0.99%	666,573	432,778
	1% - 1.99%	426,589	628,063
	2% - 2.99%	90,539	158,696
	3% - 3.99%	13,240	17,228
	4% - 4.99%	5,190	26,526
	5% and above	1,816	5,708
		1,203,947	1,268,999

		$3,153,193	$2,963,539

The weighted average interest rate on certificates of deposit was 1.00% and 1.29% at December 31, 2012 and 2011, respectively.

The aggregate amount of certificates of deposit originated by the Bank in denominations greater than $100,000 was approximately $449.0 million and $446.2 million at December 31, 2012 and 2011, respectively.  The Bank utilizes brokered deposits as an additional funding source.  The aggregate amount of brokered deposits was approximately $119.1 million and $264.6 million at December 31, 2012 and 2011, respectively.

At December 31, 2012, scheduled maturities of certificates of deposit were as follows:

	Retail	Brokered	Total
	(In Thousands)

2013	$793,096	$88,469	$881,565
2014	146,578	19,253	165,831
2015	58,622	1,372	59,994
2016	27,850	—	27,850
2017	53,713	10,000	63,713
Thereafter	4,994	—	4,994

	$1,084,853	$119,094	$1,203,947

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

A summary of interest expense on deposits for the years ended December 31, 2012, 2011 and 2010, is as follows:

	2012	2011	2010
	(In Thousands)

Checking and savings accounts	$7,087	$7,976	$8,468
Certificate accounts	13,715	18,467	30,065
Early withdrawal penalties	(82)	(73)	(106)

	$20,720	$26,370	$38,427

Note 9:	Advances From Federal Home Loan Bank

Advances from the Federal Home Loan Bank at December 31, 2012 and 2011, consisted of the following:

	December 31, 2012		December 31, 2011
		Weighted		Weighted
		Average		Average
		Interest		Interest
Due In	Amount	Rate	Amount	Rate
	(In Thousands)

2012	$—	—%	$22,993	4.41%
2013	1,081	1.71	281	5.68
2014	335	5.46	335	5.47
2015	10,065	3.87	10,065	3.87
2016	25,070	3.81	40,070	4.03
2017	85,825	3.92	100,825	3.92
2018 and thereafter	610	5.45	610	5.47

	122,986	3.89	175,179	4.02

Unamortized fair value adjustment	3,744		9,258

	$126,730		$184,437

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

Included in the Bank’s FHLB advances at December 31, 2012 and 2011, is a $10.0 million advance with a maturity date of October 26, 2015.  The interest rate on this advance is 3.86%.  The advance has a call provision that allows the Federal Home Loan Bank of Topeka to call the advance quarterly.

Included in the Bank’s FHLB advances at December 31, 2012 and 2011, is a $25.0 million advance with a maturity date of December 7, 2016.  The interest rate on this advance is 3.81%.  The advance has a call provision that allows the Federal Home Loan Bank of Des Moines to call the advance quarterly.

Included in the Bank’s FHLB advances at December 31, 2012 and 2011, is a $30.0 million advance with a maturity date of March 29, 2017.  The interest rate on this advance is 4.07%.  The advance has a call provision that allows the Federal Home Loan Bank of Des Moines to call the advance quarterly.

Included in the Bank’s FHLB advances at December 31, 2012 and 2011, is a $25.0 million advance with a maturity date of June 20, 2017.  The interest rate on this advance is 4.57%.  The advance has a call provision that allows the Federal Home Loan Bank of Des Moines to call the advance quarterly.

Included in the Bank’s FHLB advances at December 31, 2012 and 2011, is a $30.0 million advance with a maturity date of November 24, 2017.  The interest rate on this advance is 3.20%.  The advance has a call provision that allows the Federal Home Loan Bank of Des Moines to call the advance quarterly.

Included in the Bank’s FHLB advances at December 31, 2011, is a $20.0 million advance with a maturity date of July 12, 2012.  The interest rate on this advance is 4.17%.  The advance has a call provision that allows the Federal Home Loan Bank of Topeka to call the advance quarterly.  This advance matured during 2012.

Included in the Bank’s FHLB advances at December 31, 2011, is a $15.0 million advance with a maturity date of August 8, 2016.  The interest rate on this advance is 4.39%.  The advance has a call provision that allows the Federal Home Loan Bank of Des Moines to call the advance quarterly.  This advance was prepaid by the Bank during 2012.

Included in the Bank’s FHLB advances at December 31, 2011, is a $15.0 million advance with a maturity date of September 6, 2017.  The interest rate on this advance is 3.91%.  The advance has a call provision that allows the Federal Home Loan Bank of Des Moines to call the advance quarterly.  This advance was prepaid by the Bank during 2012.

The Bank has pledged FHLB stock, investment securities and first mortgage loans free of pledges, liens and encumbrances as collateral for outstanding advances.  No investment securities were specifically pledged as collateral for advances at December 31, 2012 and 2011.  Loans with carrying values of approximately $905.8 million and $768.9 million were pledged as collateral for outstanding advances at December 31, 2012 and 2011, respectively.  The Bank had potentially available $426.5 million remaining on its line of credit under a borrowing arrangement with the FHLB of Des Moines at December 31, 2012.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

Note 10:	Short-Term Borrowings

Short-term borrowings at December 31, 2012 and 2011, are summarized as follows:

	2012	2011
	(In Thousands)

Note payable – Community Development
Equity Funds	$772	$660
Securities sold under reverse repurchase agreements	179,644	216,737

	$180,416	$217,397

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

Short-term borrowings had weighted average interest rates of 0.07% and 0.22% at December 31, 2012 and 2011, respectively.  Short-term borrowings averaged approximately $212.7 million and $250.8 million for the years ended December 31, 2012 and 2011, respectively.  The maximum amounts outstanding at any month end were $226.4 million and $277.7 million, respectively, during those same periods.

Note 11:	Federal Reserve Bank Borrowings

At December 31, 2012 and 2011, the Bank had $446.6 million and $353.6 million, respectively, available under a line-of-credit borrowing arrangement with the Federal Reserve Bank.  The line is secured primarily by commercial loans.  There were no amounts borrowed under this arrangement at December 31, 2012.

Note 12:	Structured Repurchase Agreements

In September 2008, the Company entered into a structured repurchase borrowing transaction for $50 million.  This borrowing bears interest at a fixed rate of 4.34%, matures September 15, 2015, and has a call provision that allows the repurchase counterparty to call the borrowing quarterly.  The Company pledges investment securities to collateralize this borrowing.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

As part of the September 4, 2009, FDIC-assisted transaction involving Vantus Bank, the Company assumed $3.0 million in repurchase agreements with commercial banks.  These agreements were recorded at their estimated fair value which was derived using a discounted cash flow calculation that applies interest rates currently being offered on similar borrowings to the scheduled contractual maturity on the outstanding borrowing.  As of September 4, 2009, the fair value of the repurchase agreements was $3.2 million with an effective interest rate of 2.84%.  These borrowings bear interest at a fixed rate of 4.68% and are due in 2013.  The Company pledges investment securities to collateralize the borrowings in an amount of at least 110% of the total borrowings outstanding.  At December 31, 2012 and 2011, the book value of these repurchase agreements was $3.0 million and $3.1 million, respectively.

Note 13:	Subordinated Debentures Issued to Capital Trusts

In November 2006, Great Southern Capital Trust II (Trust II), a statutory trust formed by the Company for the purpose of issuing the securities, issued a $25.0 million aggregate liquidation amount of floating rate cumulative trust preferred securities.  The Trust II securities bear a floating distribution rate equal to 90-day LIBOR plus 1.60%.  The Trust II securities are redeemable at the Company’s option beginning in February 2012, and if not sooner redeemed, mature on February 1, 2037.  The Trust II securities were sold in a private transaction exempt from registration under the Securities Act of 1933, as amended.  The gross proceeds of the offering were used to purchase Junior Subordinated Debentures from the Company totaling $25.8 million and bearing an interest rate identical to the distribution rate on the Trust II securities.  The initial interest rate on the Trust II debentures was 6.98%.  The interest rate was 1.91% and 2.03% at December 31, 2012 and 2011, respectively.

In July 2007, Great Southern Capital Trust III (Trust III), a statutory trust formed by the Company for the purpose of issuing the securities, issued a $5.0 million aggregate liquidation amount of floating rate cumulative trust preferred securities.  The Trust III securities bear a floating distribution rate equal to 90-day LIBOR plus 1.40%.  The Trust III securities are redeemable at the Company’s option beginning October 2012, and if not sooner redeemed, mature on October 1, 2037.  The Trust III securities were sold in a private transaction exempt from registration under the Securities Act of 1933, as amended.  The gross proceeds of the offering were used to purchase Junior Subordinated Debentures from the Company totaling $5.2 million and bearing an interest rate identical to the distribution rate on the Trust III securities.  The initial interest rate on the Trust III debentures was 6.76%.  The interest rate was 1.76% and 1.77% at December 31, 2012 and 2011, respectively.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

At December 31, 2012 and 2011, subordinated debentures issued to capital trusts are summarized as follows:

	2012	2011
	(In Thousands)

Subordinated debentures	$30,929	$30,929

Note 14:	Income Taxes

The Company files a consolidated federal income tax return.  As of December 31, 2012 and 2011, retained earnings included approximately $17.5 million for which no deferred income tax liability had been recognized.  This amount represents an allocation of income to bad debt deductions for tax purposes only for tax years prior to 1988.  If the Bank were to liquidate, the entire amount would have to be recaptured and would create income for tax purposes only, which would be subject to the then-current corporate income tax rate.  The unrecorded deferred income tax liability on the above amount was approximately $6.5 million at December 31, 2012 and 2011.

During the years ended December 31, 2012, 2011 and 2010, the provision for income taxes included these components:

	2012	2011	2010
	(In Thousands)

Taxes currently payable	$(142)	$14,817	$14,345
Deferred income taxes	13,252	(9,304)	(5,451)

Income taxes	13,110	5,513	8,894
Taxes attributable to
discontinued operations	(2,487)	(330)	(304)

Income tax expense attributable to continuing operations	$10,623	$5,183	$8,590

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

The tax effects of temporary differences related to deferred taxes shown on the statements of financial condition were:

	December 31,
	2012	2011
	(In Thousands)
Deferred tax assets
Allowance for loan losses	$14,227	$14,431
Interest on nonperforming loans	549	439
Accrued expenses	611	1,005
Excess of cost over fair value of net assets acquired	—	155
Realized impairment on available-for-sale
securities	1,247	2,088
Write-down of foreclosed assets	4,119	5,661
	20,753	23,779

Deferred tax liabilities
Tax depreciation in excess of book depreciation	(3,717)	(1,292)
FHLB stock dividends	(2,091)	(2,005)
Partnership tax credits	(3,241)	(3,085)
Prepaid expenses	(1,134)	—
Unrealized gain on available-for-sale securities	(8,965)	(6,684)
Difference in basis for acquired assets and
liabilities	(21,619)	(15,235)
Other	(274)	(233)
	(41,041)	(28,534)

Net deferred tax liability	$(20,288)	$(4,755)

Reconciliations of the Company’s effective tax rates from continuing operations to the statutory corporate tax rates were as follows:

	2012	2011	2010

Tax at statutory rate	35.0%	35.0%	35.0%
Nontaxable interest and
dividends	(3.5)	(6.3)	(5.1)
Tax credits	(12.5)	(15.2)	(4.0)
State taxes	0.5	0.7	0.8
Other	(0.1)	0.7	0.2

	19.4%	14.9%	26.9%

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

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

Note 15:	Disclosures About Fair Value of Financial Instruments

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

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

Recurring Measurements

		Fair Value Measurements Using
		Quoted Prices
		in Active
		Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
December 31, 2012
U.S. government agencies	$30,040	$—	$30,040	$—
Collateralized mortgage obligations	4,507	—	4,507	—
Mortgage-backed securities	596,086	—	596,086	—
Small Business Administration loan
pools	51,493	—	51,493	—
States and political subdivisions	122,878	—	122,878	—
Equity securities	2,006	—	2,006	—
Mortgage servicing rights	152	—	—	152
Interest rate swap asset	2,112	—	—	2,112
Interest rate swap liability	(2,160)	—	—	(2,160)

December 31, 2011
U.S. government agencies	$20,060	$—	$20,060	$—
Collateralized mortgage obligations	4,840	—	4,840	—
Mortgage-backed securities	641,655	—	641,655	—
Small Business Administration loan
pools	56,492	—	56,492	—
States and political subdivisions	150,238	—	150,238	—
Corporate bonds	295	—	295	—
Equity securities	1,831	387	1,444	—
Mortgage servicing rights	292	—	—	292
Interest rate swap asset	111	—	—	111
Interest rate swap liability	(121)	—	—	(121)

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

The following is a description of inputs and valuation methodologies used for assets recorded at fair value on a recurring basis and recognized in the accompanying statements of financial condition at December 31, 2012 and 2011, as well as the general classification of such assets pursuant to the valuation hierarchy.

Available-for-Sale Securities

Investment securities available for sale are recorded at fair value on a recurring basis.  The fair values used by the Company are obtained from an independent pricing service, which represent either quoted market prices for the identical asset or fair values determined by pricing models, or other model-based valuation techniques, that consider observable market data, such as interest rate volatilities, LIBOR yield curve, credit spreads and prices from market makers and live trading systems.  Recurring Level 1 securities include exchange traded equity securities.  Recurring Level 2 securities include U.S. government agency securities, mortgage-backed securities, corporate debt securities, collateralized mortgage obligations, state and municipal bonds and U.S. government agency equity securities.  Inputs used for valuing Level 2 securities include observable data that may include dealer quotes, benchmark yields, market spreads, live trading levels and market consensus prepayment speeds, among other things.  Additional inputs include indicative values derived from the independent pricing service’s proprietary computerized models.  There were no Recurring Level 3 securities at both December 31, 2012 and 2011.

Mortgage Servicing Rights

Mortgage servicing rights do not trade in an active, open market with readily observable prices.  Accordingly, fair value is estimated using discounted cash flow models.  Due to the nature of the valuation inputs, mortgage servicing rights are classified within Level 3 of the hierarchy.

Interest Rate Swap Agreements

The fair value is estimated using forward-looking interest rate curves and is calculated using discounted cash flows that are observable or that can be corroborated by observable market data and, therefore, are classified within Level 3 of the valuation hierarchy.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

Level 3 Reconciliation

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying statements of financial condition using significant unobservable (Level 3) inputs.

Mortgage
Servicing
Rights
(In Thousands)

Balance, January 1, 2011	$637
Additions	21
Amortization	(366)
Balance, December 31, 2011	292
Additions	117
Amortization	(257)

Balance, December 31, 2012	$152

Interest
Rate Swap
Asset
(In Thousands)

Balance, January 1, 2011	$—
Net change in fair value	111
Balance, December 31, 2011	111
Net change in fair value	2,001

Balance, December 31, 2012	$2,112

Interest
Rate Swap
Liability
(In Thousands)

Balance, January 1, 2011	$—
Net change in fair value	121
Balance, December 31, 2011	121
Net change in fair value	2,039

Balance, December 31, 2012	$2,160

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

Nonrecurring Measurements

The following tables present the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2012 and 2011:

		Fair Value Measurements Using
		Quoted
		Prices
		in Active
		Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
December 31, 2012
Impaired loans
One- to four-family residential construction	$171	$—	$—	$171
Subdivision construction	1,482	—	—	1,482
Land development	1,463	—	—	1,463
Owner occupied one- to four-family residential	2,638	—	—	2,638
Non-owner occupied one- to four-family residential	2,392	—	—	2,392
Commercial real estate	21,764	—	—	21,764
Other residential	4,162	—	—	4,162
Commercial business	2,186	—	—	2,186
Consumer auto	51	—	—	51
Consumer other	286	—	—	286
Home equity lines of credit	44	—	—	44
Total impaired loans	$36,639	$—	$—	$36,639

Foreclosed assets held for sale	$11,360	$—	$—	$11,360

December 31, 2011
Impaired loans
One- to four-family residential construction	$964	$—	$—	$964
Subdivision construction	3,188	—	—	3,188
Land development	4,298	—	—	4,298
Owner occupied one- to four-family residential	2,210	—	—	2,210
Non-owner occupied one- to four-family residential	4,639	—	—	4,639
Commercial real estate	13,354	—	—	13,354
Other residential	4,771	—	—	4,771
Commercial business	3,207	—	—	3,207
Consumer auto	46	—	—	46
Consumer other	258	—	—	258
Home equity lines of credit	46	—	—	46
Total impaired loans	$36,981	$—	$—	$36,981

Foreclosed assets held for sale	$14,042	$—	$—	$14,042

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

Following is a description of the valuation methodologies used for assets measured at fair value on a nonrecurring basis and recognized in the accompanying statements of financial condition, as well as the general classification of such assets pursuant to the valuation hierarchy.

Loans Held for Sale

Mortgage loans held for sale are recorded at the lower of carrying value or fair value.  The fair value of mortgage loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics.  As such, the Company classifies mortgage loans held for sale as Nonrecurring Level 2.  Write-downs to fair value typically do not occur as the Company generally enters into commitments to sell individual mortgage loans at the time the loan is originated to reduce market risk.  The Company typically does not have commercial loans held for sale.  At December 31, 2012 and 2011, the aggregate fair value of mortgage loans held for sale exceeded their cost.  Accordingly, no mortgage loans held for sale were marked down and reported at fair value.

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

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

The Company records impaired loans as Nonrecurring Level 3.  If a loan’s fair value as estimated by the Company is less than its carrying value, the Company either records a charge-off for the portion of the loan that exceeds the fair value or establishes a reserve within the allowance for loan losses specific to the loan.  Loans for which such charge-offs or reserves were recorded during the years ended December 31, 2012 and 2011, are shown in the table above (net of reserves).

Foreclosed Assets Held for Sale

Foreclosed assets held for sale are initially recorded at fair value less estimated cost to sell at the date of foreclosure.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less estimated cost to sell.  Foreclosed assets held for sale are classified within Level 3 of the fair value hierarchy.  The foreclosed assets represented in the table below have been re-measured during the years ended December 31, 2012 and 2011, subsequent to their initial transfer to foreclosed assets.

The following disclosure relates to financial assets for which it is not practicable for the Company to estimate the fair value at December 31, 2012 and 2011.

FDIC Indemnification Asset

As part of the Purchase and Assumption Agreements, the Bank and the FDIC entered into loss sharing agreements.  These agreements cover realized losses on loans and foreclosed real estate subject to certain limitations which are more fully described in Note 4.

Under the TeamBank agreement, the FDIC agreed to reimburse the Bank for 80% of the first $115 million in realized losses and 95% for realized losses that exceed $115 million.  The indemnification asset was originally recorded at fair value on the acquisition date (March 20, 2009) and at December 31, 2012 and 2011, the carrying value was $7.9 million and $30.1 million, respectively.

Under the Vantus Bank agreement, the FDIC agreed to reimburse the Bank for 80% of the first $102 million in realized losses and 95% for realized losses that exceed $102 million.  The indemnification asset was originally recorded at fair value on the acquisition date (September 4, 2009) and at December 31, 2012 and 2011, the carrying value of the FDIC indemnification asset was $7.3 million and $19.7 million, respectively.

Under the Sun Security Bank agreement, the FDIC agreed to reimburse the Bank for 80% of realized losses.  The indemnification asset was originally recorded at fair value on the acquisition date (October 7, 2011) and at December 31, 2012 and 2011, the carrying value of the FDIC indemnification asset was $26.8 million and $58.2 million, respectively.

Under the InterBank agreement, the FDIC agreed to reimburse the Bank for 80% of realized losses.  The indemnification asset was originally recorded at fair value on the acquisition date (April 27, 2012) and at December 31, 2012, the carrying value of the FDIC indemnification asset was $75.3 million.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

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

Fair Value of Financial Instruments

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
December 31, 2012, 2011 and 2010

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

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

	December 31, 2012			December 31, 2011
	Carrying	Fair	Hierarchy	Carrying	Fair	Hierarchy
	Amount	Value	Level	Amount	Value	Level
Financial assets
Cash and cash equivalents	$404,141	$404,141	1	$380,249	$380,249	1
Held-to-maturity securities	920	1,084	2	1,865	2,101	2
Mortgage loans held for sale	26,829	26,829	2	28,920	28,920	2
Loans, net of allowance for loan losses	2,319,638	2,326,051	3	2,124,161	2,124,032	3
Accrued interest receivable	12,755	12,755	3	13,848	13,848	3
Investment in FHLB stock	10,095	10,095	3	12,088	12,088	3

Financial liabilities
Deposits	3,153,193	3,162,288	3	2,963,539	2,966,874	3
FHLB advances	126,730	131,280	3	184,437	189,793	3
Short-term borrowings	180,416	180,416	3	217,397	217,397	3
Structured repurchase agreements	53,039	58,901	3	53,090	60,471	3
Subordinated debentures	30,929	30,929	3	30,929	30,929	3
Accrued interest payable	1,322	1,322	3	2,277	2,277	3
Unrecognized financial instruments (net of
contractual value)
Commitments to originate loans	—	—	3	—	—	3
Letters of credit	84	84	3	84	84	3
Lines of credit	—	—	3	—	—	3

Note 16:	Operating Leases

The Company has entered into various operating leases at several of its locations.  Some of the leases have renewal options.

At December 31, 2012, future minimum lease payments were as follows (in thousands):

2013	$1,022
2014	787
2015	465
2016	381
2017	379
Thereafter	1,405

$4,439

Rental expense was $1.7 million, $1.3 million and $1.2 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

Note 17:	Derivatives and Hedging Activities

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
		(In Thousands)
Asset Derivatives
Derivatives not designated
as hedging instruments

Interest rate products	Prepaid expenses and other assets	$2,112	$111

Total derivatives not designated
as hedging instruments		$2,112	$111

Liability Derivatives
Derivatives not designated
as hedging instruments

Interest rate products	Accrued expenses and other liabilities	$2,160	$121

Total derivatives not designated
as hedging instruments		$2,160	$121

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

Nondesignated Hedges

None of the Company’s derivatives are designated in qualifying hedging relationships.  Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain loan customers, which the Company began offering during the fourth quarter of 2011.  The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions.  As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  As of December 31, 2012, the Company had 16 interest rate swaps totaling $81.7 million with commercial customers, and 16 interest rate swaps with the same notional amount with third parties related to this program.  As of December 31, 2011, the Company had one interest rate swap of $7.9 million with a commercial customer, and one interest rate swap with the same notional amount with a third party related to this program.  During the years ended December 31, 2012 and 2011, the Company recognized a net loss of $38,000 and $10,000, respectively, in noninterest income related to changes in the fair value of these swaps.

Agreements with Derivative Counterparties

The Company has agreements with its derivative counterparties containing certain provisions that must be met.  If the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.  If the Bank fails to maintain its status as a well-capitalized institution, then the counterparty could terminate the derivative positions and the Company would be required to settle its obligations under the agreements.  Similarly, the Company could be required to settle its obligations under certain of its agreements if certain regulatory events occurred, such as the issuance of a formal directive, or if the Company’s credit rating is downgraded below a specified level.

As of December 31, 2012, the termination value of derivatives in a net liability position, which included accrued interest but excluded any adjustment for nonperformance risk, related to these agreements was $2.2 million.  The Company has minimum collateral posting thresholds with its derivative counterparties.  At December 31, 2012, the Company’s activity with its derivative counterparties had met the level in which the minimum collateral posting thresholds take effect and the Company had posted $2.9 million of collateral.  At December 31, 2011, the Company’s activity with its derivative counterparties had not yet met the level in which the minimum collateral posting thresholds take effect.  If the Company had breached any of these provisions at December 31, 2012 and 2011, it could have been required to settle its obligations under the agreements at the termination value.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

Note 18:	Commitments and Credit Risk

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

At December 31, 2012 and 2011, the Bank had outstanding commitments to originate loans and fund commercial construction loans aggregating approximately $168.0 million and $135.4 million, respectively.  The commitments extend over varying periods of time with the majority being disbursed within a 30- to 180-day period.

Mortgage loans in the process of origination represent amounts that the Bank plans to fund within a normal period of 60 to 90 days, many of which are intended for sale to investors in the secondary market.  Total mortgage loans in the process of origination amounted to approximately $31.6 million and $23.0 million at December 31, 2012 and 2011, respectively.

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

The Company had total outstanding standby letters of credit amounting to approximately $25.4 million and $21.3 million at December 31, 2012 and 2011, respectively, with $22.5 million and $18.0 million, respectively, of the letters of credit having terms up to five years.  The remaining $2.9 million and $3.3 million at December 31, 2012 and 2011, respectively, consisted of an outstanding letter of credit to guarantee the payment of principal and interest on a Multifamily Housing Refunding Revenue Bond Issue.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

Purchased Letters of Credit

The Company has purchased letters of credit from the Federal Home Loan Bank as security for certain public deposits.  The amount of the letters of credit was $13.3 million and $11.7 million at December 31, 2012 and 2011, respectively, and they expire in less than one year from issuance.

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

At December 31, 2012, the Bank had granted unused lines of credit to borrowers aggregating approximately $207.2 million and $79.5 million for commercial lines and open-end consumer lines, respectively.  At December 31, 2011, the Bank had granted unused lines of credit to borrowers aggregating approximately $170.7 million and $62.6 million for commercial lines and open-end consumer lines, respectively.

Credit Risk

The Bank grants collateralized commercial, real estate and consumer loans primarily to customers in the southwest and central portions of Missouri, the greater Kansas City, Missouri, area, the greater Minneapolis, Minnesota, area, and the western and central portions of Iowa.  Although the Bank has a diversified portfolio, loans aggregating approximately $151.5 million and $165.1 million at December 31, 2012 and 2011, respectively, are secured by motels, restaurants, recreational facilities, other commercial properties and residential mortgages in the Branson, Missouri, area.  Residential mortgages account for approximately $54.1 million and $56.7 million of this total at December 31, 2012 and 2011, respectively.

In addition, loans (excluding those covered by loss sharing agreements) aggregating approximately $389.9 million and $360.2 million at December 31, 2012 and 2011, respectively, are secured primarily by apartments, condominiums, residential and commercial land developments, industrial revenue bonds and other types of commercial properties in the St. Louis, Missouri, area.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

Note 19:	Additional Cash Flow Information

	2012	2011	2010
	(In Thousands)
Noncash Investing and Financing Activities
Real estate acquired in settlement of
loans	$82,954	$59,927	$71,347
Sale and financing of foreclosed assets	$11,855	$11,755	$20,523
Conversion of foreclosed assets to
premises and equipment	—	$2,669	—
Dividends declared but not paid	$168	$2,799	$2,849

Additional Cash Payment Information
Interest paid	$29,332	$36,634	$50,368
Income taxes paid	—	$13,233	$17,595
Income taxes refunded	$11,613	$4,975	$25

Note 20:	Employee Benefits

The Company participates in the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra DB Plan), a multiemployer defined benefit pension plan covering all employees who have met minimum service requirements.  Effective July 1, 2006, this plan was closed to new participants.  Employees already in the plan continue to accrue benefits.  The Pentegra DB Plan’s Employer Identification Number is 13-5645888 and the Plan Number is 333.  The Company’s policy is to fund pension cost accrued.  Employer contributions charged to expense for the years ended December 31, 2012, 2011 and 2010, were approximately $895,000, $1.0 million and $835,000, respectively.  The Company’s contributions to the Pentegra DB Plan were not more than 5% of the total contributions to the plan.  The funded status of the plan as of July 1, 2012 and 2011, was 111.88% and 94.75%, respectively.  The funded status was calculated by taking the market value of plan assets, which reflected contributions received through June 30, 2012 and 2011, respectively, divided by the funding target.  No collective bargaining agreements are in place that require contributions to the Pentegra DB Plan.

The Company has a defined contribution retirement plan covering substantially all employees.  The Company matches 100% of the employee’s contribution on the first 3% of the employee’s compensation and also matches an additional 50% of the employee’s contribution on the next 2% of the employee’s compensation.  During the years ended December 31, 2011 and 2010, the Company matched 100% of the employee’s contribution on the first 4% of the employee’s compensation, and plus an additional 50% of the employee’s contribution on the next 2% of the employee’s compensation.  Employer contributions charged to expense for the years ended December 31, 2012, 2011 and 2010, were approximately $1.2 million, $1.0 million and $1.0 million, respectively.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

Note 21:	Stock Option Plan

The Company established the 1997 Stock Option and Incentive Plan for employees and directors of the Company and its subsidiaries.  Under the plan, stock options or other awards could be granted with respect to 1,600,000 (adjusted for stock splits) shares of common stock.  Upon stockholders’ approval of the 2003 Stock Option and Incentive Plan, the 1997 Stock Option and Incentive Plan was frozen; therefore, no new stock options or other awards may be granted under this plan.  At December 31, 2012, no options were outstanding under this plan, however there were options exercised under this plan during the year.

The Company established the 2003 Stock Option and Incentive Plan for employees and directors of the Company and its subsidiaries.  Under the plan, stock options or other awards could be granted with respect to 1,196,448 (adjusted for stock splits) shares of common stock.  At December 31, 2012, 733,292 options were outstanding under the plan.

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

Stock awards may be granted to key officers and employees upon terms and conditions determined solely at the discretion of the Stock Option Committee.

The table below summarizes transactions under the Company’s stock option plans:

			Weighted
	Available to Grant	Shares Under Option	Average Exercise Price

Balance, January 1, 2010	524,510	730,186	$23.215
Granted	(88,190)	88,190	22.105
Exercised	—	(47,597)	14.088
Forfeited from terminated plan(s)	—	(850)	7.785
Forfeited from current plan(s)	26,133	(26,133)	25.916

Balance, December 31, 2010	462,453	743,796	23.592
Granted	(120,100)	120,100	19.349
Exercised	—	(25,856)	12.053
Forfeited from terminated plan(s)	—	(4,000)	12.898
Forfeited from current plan(s)	24,987	(24,987)	23.349

Balance, December 31, 2011	367,340	809,053	23.391
Granted	(105,200)	105,200	24.759
Exercised	—	(116,479)	19.488
Forfeited from current plan(s)	64,482	(64,482)	23.168

Balance, December 31, 2012	326,622	733,292	$24.227

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

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

The fair value of each option award is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	December 31,	December 31,	December 31,
	2012	2011	2010

Expected dividends per share	$0.72	$0.72	$0.72
Risk-free interest rate	0.65%	0.93%	1.52%
Expected life of options	5 years	5 years	5 years
Expected volatility	28.83%	27.99%	37.69%
Weighted average fair value of
options granted during year	$4.55	$3.15	$5.60

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

The following table presents the activity related to options under all plans for the year ended December 31, 2012.

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Options	Price	Term

Options outstanding, January 1, 2012	809,053	$23.391	5.43
Granted	105,200	24.759	—
Exercised	(116,479)	19.488	—
Forfeited	(64,482)	23.168	—
Options outstanding, December 31, 2012	733,292	24.227	5.34

Options exercisable, December 31, 2012	432,589	26.163	2.97

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

For the years ended December 31, 2012, 2011 and 2010, options granted were 105,200, 120,100 and 88,190, respectively.  The total intrinsic value (amount by which the fair value of the underlying stock exceeds the exercise price of an option on exercise date) of options exercised during the years ended December 31, 2012, 2011 and 2010, was $1.0 million, $145,000 and $388,000, respectively.  Cash received from the exercise of options for the years ended December 31, 2012, 2011 and 2010, was $2.3 million, $311,000 and $671,000, respectively.  The actual tax benefit realized for the tax deductions from option exercises totaled $888,000, $97,000 and $309,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

The following table presents the activity related to nonvested options under all plans for the year ended December 31, 2012.

		Weighted	Weighted
		Average	Average
		Exercise	Grant Date
	Options	Price	Fair Value

Nonvested options, January 1, 2012	300,644	$19.744	$4.940
Granted	105,200	24.759	4.545
Vested this period	(63,730)	20.035	5.509
Nonvested options forfeited	(41,411)	19.709	5.563

Nonvested options, December 31, 2012	300,703	21.442	4.596

At December 31, 2012, there was $1.4 million of total unrecognized compensation cost related to nonvested options granted under the Company’s plans.  This compensation cost is expected to be recognized through 2017, with the majority of this expense recognized in 2013 and 2014.

The following table further summarizes information about stock options outstanding at December 31, 2012:

	Options Outstanding
		Weighted		Options Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$8.360 to $19.960	143,244	8.08 years	$16.456	25,481	$8.472
$20.120 to $25.000	304,303	6.51 years	$22.531	121,363	$21.012
$25.480 to $36.390	285,745	2.74 years	$29.928	285,745	$29.928

	733,292	5.34 years	$24.227	432,589	$26.163

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

Note 22:	Significant Estimates and Concentrations

Accounting principles generally accepted in the United States of America require disclosure of certain significant estimates and current vulnerabilities due to certain concentrations.  Estimates related to the allowance for loan losses are reflected in Note 3.  Estimates used in valuing acquired loans, loss sharing agreements and FDIC indemnification assets and in continuing to monitor related cash flows of acquired loans are discussed in Note 4.  Current vulnerabilities due to certain concentrations of credit risk are discussed in the footnotes on loans, deposits and on commitments and credit risk.

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

Note 23:	Regulatory Matters

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

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I Capital (as defined) to adjusted tangible assets (as defined).  Management believes, as of December 31, 2012, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2012, the most recent notification from the Bank’s regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based and Tier 1 leverage capital ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Company’s and the Bank’s actual capital amounts and ratios are presented in the following table.  No amount was deducted from capital for interest-rate risk.

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
			(In Thousands)
As of December 31, 2012
Total risk-based capital
Great Southern Bancorp, Inc.	$407,725	16.9%	$	≥ 192,816	≥ 8.0%		N/A	N/A
Great Southern Bank	$338,859	15.9%	$	≥ 192,646	≥ 8.0%	$	≥ 240,808	≥ 10.0%

Tier I risk-based capital
Great Southern Bancorp, Inc.	$377,468	15.7%	$	≥ 96,408	≥ 4.0%		N/A	N/A
Great Southern Bank	$353,628	14.7%	$	≥ 96,323	≥ 4.0%	$	≥ 144,485	≥ 6.0%

Tier I leverage capital
Great Southern Bancorp, Inc.	$377,468	9.5%	$	≥ 159,359	≥ 4.0%		N/A	N/A
Great Southern Bank	$353,628	8.9%	$	≥ 159,120	≥ 4.0%	$	≥ 198,900	≥ 5.0%

As of December 31, 2011
Total risk-based capital
Great Southern Bancorp, Inc.	$363,721	16.1%	$	≥ 180,877	≥ 8.0%		N/A	N/A
Great Southern Bank	$342,690	15.3%	$	≥ 178,843	≥ 8.0%	$	≥ 223,554	≥ 10.0%

Tier I risk-based capital
Great Southern Bancorp, Inc.	$335,298	14.8%	$	≥ 90,438	≥ 4.0%		N/A	N/A
Great Southern Bank	$314,582	14.1%	$	≥ 89,422	≥ 4.0%	$	≥ 134,132	≥ 6.0%

Tier I leverage capital
Great Southern Bancorp, Inc.	$335,298	9.2%	$	≥ 145,753	≥ 4.0%		N/A	N/A
Great Southern Bank	$314,582	8.6%	$	≥ 145,599	≥ 4.0%	$	≥ 181,999	≥ 5.0%

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

The Company and the Bank are subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval.  At December 31, 2012 and 2011, the Company and the Bank exceeded their minimum capital requirements.  The entities may not pay dividends which would reduce capital below the minimum requirements shown above.

Note 24:	Litigation Matters

In the normal course of business, the Company and its subsidiaries are subject to pending and threatened legal actions, some of which seek substantial relief or damages.  While the ultimate outcome of such legal proceedings cannot be predicted with certainty, after reviewing pending and threatened litigation with counsel, management believes at this time that, except as noted below, the outcome of such litigation will not have a material adverse effect on the Company’s business, financial condition or results of operations.

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

Note 25:	Summary of Unaudited Quarterly Operating Results

Following is a summary of unaudited quarterly operating results for the years 2012, 2011 and 2010:

	2012
	Three Months Ended
	March 31	June 30	September 30	December 31
	(In Thousands, Except Per Share Data)

Interest income	$44,677	$48,221	$50,159	$50,451
Interest expense	7,904	7,744	6,904	5,825
Provision for loan losses	10,077	17,600	8,400	7,786
Net realized gains (losses) and impairment
on available-for-sale securities	28	1,251	507	200
Noninterest income	6,087	35,848	2,085	1,982
Noninterest expense	24,984	28,157	29,152	30,267
Provision for income taxes	661	9,039	746	177
Net income from continuing operations	7,138	21,529	7,042	8,378
Discontinued operations	359	127	63	4,070
Net income	7,497	21,656	7,105	12,448
Net income available to common
shareholders	7,353	21,512	6,955	12,278
Earnings per common share – diluted	0.54	1.58	0.51	0.90

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

	2011
	Three Months Ended
	March 31	June 30	September 30	December 31
	(In Thousands, Except Per Share Data)

Interest income	$49,040	$49,144	$49,965	$50,518
Interest expense	9,679	8,852	8,325	8,290
Provision for loan losses	8,200	8,431	8,500	10,205
Net realized gains (losses) and impairment
on available-for-sale securities	—	(400)	483	(215)
Noninterest income	(4,006)	(4,375)	(3,010)	15,522
Noninterest expense	19,820	20,277	21,218	36,161
Provision for income taxes	1,731	1,550	2,462	(560)
Net income from continuing operations	5,604	5,659	6,450	11,944
Discontinued operations	289	231	3	89
Net income	5,893	5,890	6,453	12,033
Net income available to common
shareholders	5,048	5,108	4,443	11,660
Earnings per common share – diluted	0.36	0.37	0.33	0.85

	2010
	Three Months Ended
	March 31	June 30	September 30	December 31
	(In Thousands, Except Per Share Data)

Interest income	$39,754	$39,612	$41,535	$52,290
Interest expense	13,183	12,488	11,341	10,838
Provision for loan losses	5,500	12,000	10,800	7,330
Net realized gains (losses) and impairment
on available-for-sale securities	—	3,465	5,441	(119)
Noninterest income	7,065	12,000	10,497	(5,233)
Noninterest expense	20,488	19,127	20,893	21,642
Provision for income taxes	2,290	2,471	2,853	976
Net income from continuing operations	5,358	5,526	6,145	6,271
Discontinued operations	180	298	17	70
Net income	5,538	5,824	6,162	6,341
Net income available to common
shareholders	4,699	4,976	5,305	5,482
Earnings per common share – diluted	0.34	0.35	0.38	0.39

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

Note 26:	Condensed Parent Company Statements

The condensed statements of financial condition at December 31, 2012 and 2011, and statements of income, comprehensive income and cash flows for the years ended December 31, 2012, 2011 and 2010, for the parent company, Great Southern Bancorp, Inc., were as follows:

	December 31,
	2012	2011
	(In Thousands)

Statements of Financial Condition

Assets
Cash	$23,430	$21,446
Available-for-sale securities	2,006	1,831
Held-to-maturity securities	—	840
Investment in subsidiary bank	375,281	333,482
Income taxes receivable	32	42
Prepaid expenses and other assets	1,059	1,089

	$401,808	$358,730

Liabilities and Stockholders’ Equity
Accounts payable and accrued expenses	$599	$3,004
Deferred income taxes	406	210
Subordinated debentures issued to capital trust	30,929	30,929
Preferred stock	57,943	57,943
Common stock	136	134
Additional paid-in capital	18,394	17,183
Retained earnings	276,751	236,914
Unrealized gain on available-for-sale securities, net	16,650	12,413

	$401,808	$358,730

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

	2012	2011	2010
	(In Thousands)
Statements of Income
Income
Dividends from subsidiary bank	$12,000	$12,000	$12,000
Interest and dividend income	33	27	16
Net realized gains on sales of
available-for-sale securities	280	—	15
Other income (loss)	(19)	—	(11)

	12,294	12,027	12,020

Expense
Operating expenses	1,297	1,196	1,121
Interest expense	617	569	578

	1,914	1,765	1,699

Income before income tax and
equity in undistributed earnings
of subsidiaries	10,380	10,262	10,321
Credit for income taxes	(401)	(510)	(502)

Income before equity in earnings
of subsidiaries	10,781	10,772	10,823

Equity in undistributed earnings of
subsidiaries	37,925	19,497	13,042

Net income	$48,706	$30,269	$23,865

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

	2012	2011	2010
	(In Thousands)
Statements of Cash Flows
Operating Activities
Net income	$48,706	$30,269	$23,865
Items not requiring (providing) cash
Equity in undistributed earnings of subsidiary	(37,925)	(19,497)	(13,042)
Compensation expense for stock option grants	435	486	461
Net realized gains on sales of available-for-sale
securities	(280)	—	—
Net realized gains on other investments	—	—	(5)
Changes in
Prepaid expenses and other assets	(19)	—	8
Accounts payable and accrued expenses	226	(58)	75
Income taxes	10	2	1
Net cash provided by operating activities	11,153	11,202	11,363

Investing Activities
Investment in subsidiaries	—	(15,000)	—
Return of principal - other investments	49	61	—
Proceeds from sale of available-for-sale securities	664	—	158
Purchase of held-to-maturity securities	—	(840)	—
Proceeds from maturity of held-to-maturity securities	840	—	—
Net cash provided by (used in) investing
activities	1,553	(15,779)	158

Financing Activities
Proceeds from issuance of SBLF preferred stock	—	57,943	—
Redemption of CPP preferred stock	—	(58,000)	—
Purchase of common stock warrant	—	(6,436)	—
Dividends paid	(12,991)	(12,237)	(12,567)
Stock options exercised	2,269	311	670
Net cash used in financing activities	(10,722)	(18,419)	(11,897)

Increase (Decrease) in Cash	1,984	(22,996)	(376)

Cash, Beginning of Year	21,446	44,442	44,818

Cash, End of Year	$23,430	$21,446	$44,442

Additional Cash Payment Information
Interest paid	$620	$563	$577

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

	2012	2011	2010
	(In Thousands)
Statements of Comprehensive Income
Net Income
	$48,706	$30,269	$23,865
Unrealized appreciation on available-for-sale securities, net of taxes (credit) of $195, $(102) and $136, for 2012, 2011 and 2010, respectively	363	(189)	253

Less: reclassification adjustment for gains included in net income, net of taxes of $98, $0 and $5 for 2012, 2011 and 2010, respectively	(182)	—	(10)

Comprehensive Income of subsidiaries	4,056	8,381	(7,522)

Comprehensive Income	$52,943	$38,461	$16,586

Note 27:	Preferred Stock and Common Stock Warrant

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

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

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

The proceeds from the TARP Capital Purchase Program were allocated between the CPP Preferred Stock and the Warrant based on relative fair value, which resulted in an initial carrying value of $55.5 million for the CPP Preferred Shares and $2.5 million for the Warrant.  The resulting discount to the CPP Preferred Shares of $2.5 million was set up to accrete on a level-yield basis over five years ending December 2013 and was recognized as additional preferred stock dividends.  The fair value assigned to the CPP Preferred Shares was estimated using a discounted cash flow model.  The discount rate used in the model was based on yields on comparable publicly traded perpetual preferred stocks.  The fair value assigned to the warrant was based on a Black-Scholes option-pricing model using several inputs, including risk-free rate, expected stock price volatility and expected dividend yield.

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

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

The SBLF Preferred Stock qualifies as Tier 1 capital.  The holders of SBLF Preferred Stock are entitled to receive non-cumulative dividends, payable quarterly, on each January 1, April 1, July 1 and October 1.  The dividend rate, as a percentage of the liquidation amount, can fluctuate between one percent (1%) and five percent (5%) per annum on a quarterly basis during the first 10 quarters during which the SBLF Preferred Stock is outstanding, based upon changes in the level of “Qualified Small Business Lending” or “QSBL” (as defined in the SBLF Purchase Agreement) by the Bank over the adjusted baseline level calculated under the terms of the SBLF Preferred Stock $(201,374,000).  Based upon the increase in the Bank’s level of QSBL over the adjusted baseline level, the dividend rate for the fourth quarter of 2012 was 1.2%.  For the tenth calendar quarter through four and one-half years after issuance, the dividend rate will be fixed at between one percent (1%) and seven percent (7%) based upon the level of qualifying loans.  After four and one-half years from issuance, the dividend rate will increase to 9% (including a quarterly lending incentive fee of 0.5%).

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

Note 28:	FDIC-Assisted Acquisition

On April 27, 2012, Great Southern Bank entered into a purchase and assumption agreement, including a loss sharing agreement as described in Note 4, with the FDIC to purchase substantially all of the assets and assume substantially all of the deposits and other liabilities of Inter Savings Bank, FSB (“InterBank”), a full-service bank headquartered in Maple Grove, Minnesota.  Established in 1965, InterBank operated four locations in three counties in the Minneapolis-St. Paul area. The fair values of the assets acquired and liabilities assumed in the transaction were as follows:

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

April 27,
2012
(In Thousands)
Assets
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

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

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

The acquisition of the net assets of InterBank was determined to constitute a business acquisition in accordance with FASB ASC 805.  FASB ASC 805 allows a measurement period of up to one year to adjust initial fair value estimates as of the acquisition date.  Therefore, assets acquired and liabilities assumed were recorded on a preliminary basis at fair value on the date of acquisition, after adjustment for expected loss recoveries under the loss sharing agreement which is described in Note 4.  Based upon the preliminary acquisition date fair values of the net assets acquired, no goodwill was recorded.  The transaction resulted in a preliminary bargain purchase gain of $31.3 million for the year ended December 31, 2012.  The transaction also resulted in the recording of a deferred tax liability in the initial amount of $11.0 million.

Note 29:	Discontinued Operations

Effective November 30, 2012, Great Southern Bank sold Great Southern Travel and Great Southern Insurance divisions.  The 2012 operations of the two divisions have been reclassified to include all revenues and expenses in discontinued operations.  The 2011 and 2010 operations have been restated to reflect the reclassification of revenues and expenses in discontinued operations.  Revenues from the two divisions, excluding the gain on sale, totaled $8.2 million, $8.1 million and $7.6 million for the years ended December 31, 2012, 2011 and 2010, respectively, and are included in the income from discontinued operations.  In 2012, the Company recognized gains on the sales totaling $6.1 million, which are included in the income from discontinued operations.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

We maintain a system of disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act (the "Exchange Act")) that is designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate. An evaluation of our disclosure controls and procedures was carried out as of December 31, 2012, under the supervision and with the participation of our principal executive officer, principal financial officer and several other members of our senior management. Our principal executive officer and principal financial officer concluded that, as of December 31, 2012, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the principal executive officer and principal financial officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The annual report of management on the effectiveness of internal control over financial reporting and the attestation report thereon issued by our independent registered public accounting firm are set forth below under "Management's Report on Internal Control Over Financial Reporting" and "Report of the Independent Registered Public Accounting Firm."

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2012, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on that assessment, management concluded that, as of December 31, 2012, the Company's internal control over financial reporting was effective.

Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2012, has been audited by BKD, LLP, an independent registered public accounting firm. Their attestation report on management's assessment and on the effectiveness of the Company's internal control over financial reporting as of December 31, 2012 is set forth below.

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
Great Southern Bancorp, Inc.
Springfield, Missouri

We have audited Great Southern Bancorp, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Great Southern Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Great Southern Bancorp, Inc. and our report dated March 11, 2013, expressed an unqualified opinion thereon.

/s/ BKD, LLP

Springfield, Missouri
March 11, 2013

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers. The information concerning our directors and executive officers and corporate governance matters required by this item is incorporated herein by reference from our definitive proxy statement for our 2013 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

Section 16(a) Beneficial Ownership Reporting Compliance. The information concerning compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 by our directors, officers and ten percent stockholders required by this item is incorporated herein by reference from our definitive proxy statement for our 2013 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

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

The information concerning compensation and other matters required by this item is incorporated herein by reference from our definitive proxy statement for our 2013 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information concerning security ownership of certain beneficial owners and management required by this item is incorporated herein by reference from our definitive proxy statement for our 2013 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

The following table sets forth information as of December 31, 2012 with respect to compensation plans under which shares of our common stock may be issued:

Equity Compensation Plan Information
Plan Category	Number of Shares to be issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in the First Column)
Equity compensation plans approved by stockholders	733,292	$24.227	326,622(1)
Equity compensation plans not approved by stockholders	N/A	N/A	N/A
Total	733,292	$24.227	326,622
 _________________________
(1) Under the Company's 2003 Stock Option and Incentive Plan, all remaining shares could be issued to plan participants as restricted stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information concerning certain relationships and related transactions and director independence required by this item is incorporated herein by reference from our definitive proxy statement for our 2013 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information concerning principal accountant fees and services is incorporated herein by reference from our definitive proxy statement for our 2013 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the end of our fiscal year.

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

	(2)	Plan of acquisition, reorganization, arrangement, liquidation, or succession

(i)
The Purchase and Assumption Agreement, dated as of March 20, 2009, among Federal Deposit Insurance Corporation, Receiver of TeamBank, N.A., Paola, Kansas, Federal Deposit Insurance Corporation and Great Southern Bank, previously filed with the Commission (File no. 000-18082) as Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on March 26, 2011 is incorporated herein by reference as Exhibit 2(i).

(ii)
The Purchase and Assumption Agreement, dated as of September 4, 2009, among Federal Deposit Insurance Corporation, Receiver of Vantus Bank, Sioux City, Iowa, Federal Deposit Insurance Corporation and Great Southern Bank, previously filed with the Commission (File no. 000-18082) as Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on September 11, 2011 is incorporated herein by reference as Exhibit 2(ii).

(iii)
The Purchase and Assumption Agreement, dated as of October 7, 2011, among Federal Deposit Insurance Corporation, Receiver of Sun Security Bank, Ellington, Missouri, Federal Deposit Insurance Corporation and Great Southern Bank, previously filed with the Commission (File no. 000-18082) as Exhibit 2.1(iii) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 is incorporated herein by reference as Exhibit 2(iii).

(iv)
The Purchase and Assumption Agreement, dated as of April 27, 2012, among Federal Deposit Insurance Corporation, Receiver of Inter Savings Bank, FSB, Maple Grove, Minnesota, Federal Deposit Insurance Corporation and Great Southern Bank, previously filed with the Commission (File no. 000-18082) as Exhibit 2.1(iv) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 is incorporated herein by reference as Exhibit 2(iii).

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

(ii)
The Registrant's Bylaws, previously filed with the Commission (File no. 000-18082) as
Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed on October 19, 2008, are incorporated herein by reference as Exhibit 3.2.

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

A description of the current salary and bonus arrangements for the Registrant's executive officers for 2013 is attached as Exhibit 10.7.

A description of the current fee arrangements for the Registrant's directors is attached as Exhibit 10.8.

Small Business Lending Fund – Securities Purchase Agreement, dated August 18, 2011, between the Registrant and the Secretary of the United States Department of the Treasury, previously filed with the Commission as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on August 18, 2012, is incorporated herein by reference as Exhibit 10.9.

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

Attached as Exhibit 32.

(101)
Attached as Exhibit 101 are the following financial statements from the Great Southern Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 2012, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated statements of financial condition, (ii) consolidated statements of income, (iii) consolidated statements of cash flows and (iv) the notes to consolidated financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT SOUTHERN BANCORP, INC.

Date: March 11, 2013	By:	/s/ Joseph W. Turner
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

Signature	Capacity in Which Signed	Date

/s/ Joseph W. Turner	President, Chief Executive Officer and Director	March 11, 2013
Joseph W. Turner	(Principal Executive Officer)

/s/ William V. Turner	Chairman of the Board	March 11, 2013
William V. Turner

/s/ Rex A. Copeland	Treasurer	March 11, 2013
Rex A. Copeland	(Principal Financial Officer and
Principal Accounting Officer)

/s/ William E. Barclay	Director	March 11, 2013
William E. Barclay

/s/ Larry D. Frazier	Director	March 11, 2013
Larry D. Frazier

/s/ Thomas J. Carlson	Director	March 11, 2013
Thomas J. Carlson

/s/ Julie T. Brown	Director	March 11, 2013
Julie T. Brown

/s/ Earl A. Steinert, Jr.	Director	March 11, 2013
Earl A. Steinert, Jr.

/s/ Grant Q. Haden	Director	March 11, 2013
Grant Q. Haden

GREAT SOUTHERN BANCORP, INC.

INDEX TO EXHIBITS
Exhibit No.	Document

10.7	Description of Salary and Bonus Arrangements for Named Executive Officers for 2013
10.8	Description of Current Fee Arrangements for Directors
12	Statement of Ratio of Earnings to Fixed Charges
21	Subsidiaries of the Registrant
23	Consent of BKD, LLP, Certified Public Accountants
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)
31.2	Certification of Treasurer Pursuant to Rule 13a-14(a)
32	Certifications Pursuant to Section 906 of Sarbanes-Oxley Act