Form 10-Q
period 2013-03-31
GREAT SOUTHERN BANCORP INC
filed 2013-05-10
CIK 854560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES ACT OF 1934

For the Quarterly Period ended March 31, 2013

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
Yes /  /   No /X/

The number of shares outstanding of each of the registrant's classes of common stock: 13,619,159 shares of common stock, par value $.01, outstanding at May 8, 2013.

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except number of shares)

	MARCH 31,	DECEMBER 31,
	2013	2012
	(Unaudited)
ASSETS
Cash	$88,319	$107,949
Interest-bearing deposits in other financial institutions	392,954	295,855
Federal funds sold	—	337
Cash and cash equivalents	481,273	404,141
Available-for-sale securities	814,716	807,010
Held-to-maturity securities (fair value $1,080 – March 2013;
$1,084 - December 2012)	920	920
Mortgage loans held for sale	27,764	26,829
Loans receivable, net of allowance for loan losses of
$40,548 - March 2013; $40,649 - December 2012	2,335,209	2,319,638
FDIC indemnification asset	98,106	117,263
Interest receivable	12,432	12,755
Prepaid expenses and other assets	83,831	79,560
Foreclosed assets held for sale, net	65,258	68,874
Premises and equipment, net	101,934	102,286
Goodwill and other intangible assets	5,504	5,811
Investment in Federal Home Loan Bank stock	10,090	10,095
Total Assets	$4,037,037	$3,955,182

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$3,219,764	$3,153,193
Federal Home Loan Bank advances	126,401	126,730
Securities sold under reverse repurchase agreements with customers	191,702	179,644
Short-term borrowings	663	772
Structured repurchase agreements	53,026	53,039
Subordinated debentures issued to capital trusts	30,929	30,929
Accrued interest payable	1,265	1,322
Advances from borrowers for taxes and insurance	3,687	2,154
Accounts payable and accrued expenses	15,485	12,128
Current and deferred income tax liability	18,222	25,397
Total Liabilities	3,661,144	3,585,308
Stockholders' Equity:
Capital stock
Serial preferred stock – $.01 par value; authorized 1,000,000 shares; issued and outstanding March 2013 and December 2012 - 57,943 shares, $1,000 liquidation amount	57,943	57,943
Common stock, $.01 par value; authorized 20,000,000 shares; issued and outstanding March 2013 – 13,612,846 shares;
December 2012 - 13,596,335 shares	136	136
Additional paid-in capital	18,597	18,394
Retained earnings	282,762	276,751
Accumulated other comprehensive gain	16,455	16,650
Total Stockholders' Equity	375,893	369,874
Total Liabilities and Stockholders' Equity	$4,037,037	$3,955,182
See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
	THREE MONTHS ENDED MARCH 31,
	2013	2012
INTEREST INCOME	(Unaudited)
Loans	$42,778	$37,897
Investment securities and other	4,578	6,780
TOTAL INTEREST INCOME	47,356	44,677
INTEREST EXPENSE
Deposits	3,527	5,784
Federal Home Loan Bank advances	974	1,274
Short-term borrowings and repurchase agreements	583	687
Subordinated debentures issued to capital trusts	140	159
TOTAL INTEREST EXPENSE	5,224	7,904
NET INTEREST INCOME	42,132	36,773
PROVISION FOR LOAN LOSSES	8,225	10,077
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	33,907	26,696

NON-INTEREST INCOME
Commissions	328	274
Service charges and ATM fees	4,427	4,492
Net realized gains on sales of loans	1,429	1,150
Net realized gains on sales of available-for-sale securities	34	28
Late charges and fees on loans	300	173
Gain on derivative interest rate products	61	96
Accretion (amortization) of income/expense related to business acquisitions	(5,868)	(1,748)
Other income	2,213	1,622
TOTAL NON-INTEREST INCOME	2,924	6,087

NON-INTEREST EXPENSE
Salaries and employee benefits	13,222	12,537
Net occupancy and equipment expense	5,135	4,702
Postage	793	808
Insurance	1,165	1,097
Advertising	475	335
Office supplies and printing	307	380
Telephone	687	713
Legal, audit and other professional fees	802	860
Expense on foreclosed assets	1,055	439
Partnership tax credit	1,385	1,165
Other operating expenses	1,916	1,948
TOTAL NON-INTEREST EXPENSE	26,942	24,984

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	9,889	7,799

PROVISION FOR INCOME TAXES	1,495	661

NET INCOME FROM CONTINUING OPERATIONS	8,394	7,138

DISCONTINUED OPERATIONS
Income from discontinued operations, net of income taxes	—	359

NET INCOME	8,394	7,497

Preferred stock dividends	145	144
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$8,249	$7,353

	THREE MONTHS ENDED MARCH 31,
	2013	2012
BASIC EARNINGS PER COMMON SHARE	$0.61	$0.54
DILUTED EARNINGS PER COMMON SHARE	$0.60	$0.54
BASIC EARNINGS PER COMMON SHARE FROM CONTINUING OPERATIONS	$0.61	$0.52
DILUTED EARNINGS PER COMMON SHARE FROM CONTINUING OPERATIONS	$0.60	$0.52
DIVIDENDS DECLARED PER COMMON SHARE	$0.18	$0.18
See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	THREE MONTHS ENDED MARCH 31,
	2013	2012

Net Income	$8,394	$7,497

Unrealized appreciation (depreciation) on available-for-sale securities, net of
taxes (credit) of $(72) and $939, for 2013 and 2012, respectively	(135)	1,744

Non-credit component of unrealized gain (loss) on available-for-sale debt securities for which a portion of an other-than-temporary impairment has been recognized, net of taxes (credit) of $(21) and $(34), for
2013 and 2012, respectively	(38)	(64)

Less: reclassification adjustment for gains included in net income,
net of taxes (credit) of $(12) and $(10) for 2013 and 2012, respectively	(22)	(18)

Comprehensive Income	$8,199	$9,159

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	THREE MONTHS ENDED MARCH 31,
	2013	2012
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8,394	$7,497
Proceeds from sales of loans held for sale	49,412	59,587
Originations of loans held for sale	(57,070)	(50,684)
Items not requiring (providing) cash:
Depreciation	1,954	1,596
Amortization of other assets	1,692	1,461
Compensation expense for stock option grants	110	111
Provision for loan losses	8,225	10,077
Net gains on loan sales	(1,429)	(1,150)
Net gains on sale or impairment of available-for-sale investment securities	(34)	(28)
Net (gains) losses on sale of premises and equipment	(18)	189
(Gain) loss on sale of foreclosed assets	497	(1,013)
Amortization of deferred income, premiums, discounts
and fair value adjustments	9,762	(3,591)
Gain on derivative interest rate products	(61)	(96)
Deferred income taxes	(6,660)	(195)
Changes in:
Interest receivable	323	1,020
Prepaid expenses and other assets	5,493	18,237
Accounts payable and accrued expenses	1,118	216
Income taxes refundable/payable	(410)	1,146
Net cash provided by operating activities	21,298	44,380
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(22,203)	(16,929)
Purchase of loans	—	(12,107)
Purchase of premises and equipment	(2,746)	(10,519)
Proceeds from sale of premises and equipment	1,162	8
Proceeds from sale of foreclosed assets	9,034	9,352
Capitalized costs on foreclosed assets	(76)	(101)
Proceeds from sales of available-for-sale investment securities	—	1,224
Proceeds from called investment securities	3,660	5,810
Principal reductions on mortgage-backed securities	45,098	30,355
Purchase of available-for-sale securities	(58,703)	(34,826)
Redemption of Federal Home Loan Bank stock	5	123
Net cash used in investing activities	(24,769)	(27,610)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in certificates of deposit	(71,677)	32,332
Net increase in checking and savings deposits	138,769	82,483
Repayments of Federal Home Loan Bank advances	(108)	(32,573)
Net increase (decrease) in short-term borrowings and structured repo	11,949	(17,281)
Advances from borrowers for taxes and insurance	1,533	888
Dividends paid	(168)	(2,799)
Stock options exercised	305	341
Net cash provided by financing activities	80,603	63,391
INCREASE IN CASH AND CASH EQUIVALENTS	77,132	80,161
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	404,141	380,249
CASH AND CASH EQUIVALENTS, END OF PERIOD	$481,273	$460,410
See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Great Southern Bancorp, Inc. (the "Company" or "Great Southern") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The financial statements presented herein reflect all adjustments which are, in the opinion of management, necessary to fairly present the financial condition, results of operations and cash flows of the Company for the periods presented. Those adjustments consist only of normal recurring adjustments. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the full year. The consolidated statement of financial condition of the Company as of December 31, 2012, has been derived from the audited consolidated statement of financial condition of the Company as of that date.   Certain prior period amounts have been reclassified to conform to the current period presentation.  These reclassifications had no effect on net income.

Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for 2012 filed with the Securities and Exchange Commission.

NOTE 2: NATURE OF OPERATIONS AND OPERATING SEGMENTS

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

Effective November 30, 2012, Great Southern Bank sold its Great Southern Travel and Great Southern Insurance divisions.  The 2012 operations of the two divisions have been restated to include all revenues and expenses in discontinued operations.

NOTE 3: RECENT ACCOUNTING PRONOUNCEMENTS

In July 2012, the FASB issued ASU No. 2012-02 to amend FASB ASC Topic 350, Intangibles – Goodwill and Other.  The Update clarifies the process of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and improves consistency in impairment testing guidance among long-lived asset categories.  The Update was effective for the Company January 1, 2013, and did not have a material impact on the Company’s financial position or results of operations.

In October 2012, the FASB issued ASU No. 2012-06 to amend FASB ASC Topic 805, Business Combinations.  The Update addresses the diversity in practice when subsequently measuring an indemnification asset recognized in a government-assisted (Federal Deposit Insurance Corporation or National Credit Union Administration) acquisition of a financial institution that includes a loss-sharing agreement (indemnification agreement).  When a reporting entity recognizes an indemnification asset as a result of a government-assisted acquisition of a financial institution and subsequently a change in the cash flows expected to be collected on the indemnification asset occurs (as a result of a change in cash flows expected to be collected on the assets subject to indemnification), the reporting entity should subsequently account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification. Any amortization of changes in value should be limited to the contractual term of the indemnification agreement (that is, the lesser of the term of the indemnification agreement and the remaining life of the indemnified assets).  The Update was effective for the Company January 1, 2013, and did not have a material impact on the Company’s financial position or results of operations.

In January 2013, the FASB issued ASU No. 2013-01 to amend FASB ASC Topic 210, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.  The Update applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging and holder of financial instruments that are either offset in accordance with section 210-20-45 or 815-10-45 or subject to a master netting arrangement.  The Update clarifies implementation issues related to the issuance of ASU 2011-11.  The Update was effective for the Company January 1, 2013, and did not have a material impact on the Company’s financial position or results of operations.

In February 2013, the FASB issued ASU No. 2013-02 to amend FASB ASC Topic 220, Reporting Items Reclassified Out of Accumulated Other Comprehensive Income.  The objective of this update is to improve the reporting of reclassifications out of accumulated other comprehensive income.  The amendments in this Update require an entity to disaggregate the total change of each component of other comprehensive income (e.g., unrealized gains or losses on available-for-sale investment securities) and separately present reclassification adjustments and current period other comprehensive income.  The Update does not change the current requirements for reporting of net income or other comprehensive income.  The Update was effective for the Company January 1, 2013, and did not have a material impact on the Company’s financial position or results of operations.

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

NOTE 5: EARNINGS PER SHARE

	Three Months Ended March 31,
	2013	2012
	(In Thousands, Except
	Per Share Data)
Basic:
Average shares outstanding	13,605	13,491
Net income available to common shareholders	$8,249	$7,353
Per share amount	$0.61	$0.54
Income from continuing operations available to common shareholders	$8,249	$6,993
Per share amount	$0.61	$0.52
Income from discontinued operations available to common shareholders	$0	$359
Per share amount	$0.00	$0.02

Diluted:
Average shares outstanding	13,605	13,491
Net effect of dilutive stock options and warrants – based on the treasury
stock method using average market price	46	62
Diluted shares	13,651	13,553
Net income available to common shareholders	$8,249	$7,353
Per share amount	$0.60	$0.54
Income from continuing operations available to common shareholders	$8,249	$6,993
Per share amount	$0.60	$0.52
Income from discontinued operations available to common shareholders	$0	$359
Per share amount	$0.00	$0.02

Options to purchase 479,251 and 465,067 shares of common stock were outstanding at March 31, 2013 and 2012, respectively, but were not included in the computation of diluted earnings per share for each three-month period because the options’ exercise prices were greater than the average market prices of the common shares for the three months ended March 31, 2013 and 2012, respectively.

NOTE 6: INVESTMENT SECURITIES

	March 31, 2013
		Gross	Gross		Tax
	Amortized	Unrealized	Unrealized	Fair	Equivalent
	Cost	Gains	Losses	Value	Yield
	(In Thousands)

AVAILABLE-FOR-SALE SECURITIES:
U.S. government agencies	$30,000	$16	$—	$30,016	1.24%
Collateralized mortgage obligations	3,801	527	4	4,324	1.80
Mortgage-backed securities	595,479	13,888	452	608,915	2.31
Small Business Administration
loan pools	48,623	1,587	—	50,210	1.67
States and political subdivisions	110,650	8,348	—	118,998	5.58
Equity securities	847	1,406	—	2,253	—
	$789,400	$25,772	$456	$814,716	2.68%

HELD-TO-MATURITY SECURITIES:
States and political subdivisions	$920	$160	$—	$1,080	7.37%

	December 31, 2012
		Gross	Gross		Tax
	Amortized	Unrealized	Unrealized	Fair	Equivalent
	Cost	Gains	Losses	Value	Yield
	(In Thousands)

AVAILABLE-FOR-SALE SECURITIES:
U.S. government agencies	$30,000	$40	$—	$30,040	1.25%
Collateralized mortgage obligations	3,939	576	8	4,507	1.72
Mortgage-backed securities	582,039	14,861	814	596,086	2.42
Small Business Administration
loan pools	50,198	1,295	—	51,493	1.99
States and political subdivisions	114,372	8,506	—	122,878	5.61
Equity securities	847	1,159	—	2,006	—
	$781,395	$26,437	$822	$807,010	2.80%

HELD-TO-MATURITY SECURITIES:
States and political subdivisions	$920	$164	$—	$1,084	7.37%

The amortized cost and fair value of available-for-sale securities at March 31, 2013, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In Thousands)

One year or less	$110	$110
After one through five years	205	214
After five through ten years	9,598	10,106
After ten years	179,360	188,794
Securities not due on a single maturity date	599,280	613,239
Equity securities	847	2,253

	$789,400	$814,716

The held-to-maturity securities at March 31, 2013, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In Thousands)

After five through ten years	$920	$1,080

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at March 31, 2013 and December 31, 2012, respectively, was approximately $141.5 million and $106.6 million, which is approximately 17.4% and 13.2% of the Company’s available-for-sale and held-to-maturity investment portfolio, respectively.

Based on an evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these debt securities are temporary at March 31, 2013.

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2013 and December 31, 2012:

	March 31, 2013
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)

Collateralized mortgage
obligations	$2	$(2)	$409	$(2)	$411	$(4)
Mortgage-backed securities	141,062	(452)	—	—	141,062	(452)
	$141,064	$(454)	$409	$(2)	$141,473	$(456)

	December 31, 2012
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)

Collateralized mortgage
obligations	$—	$—	$414	$(8)	$414	$(8)
Mortgage-backed securities	106,136	(814)	—	—	106,136	(814)
	$106,136	$(814)	$414	$(8)	$106,550	$(822)

Gross gains of $34,000 and $28,000 and gross losses of $0 and $0 resulting from sales of available-for-sale securities were realized for the three months ended March 31, 2013 and 2012, respectively.  Gains and losses on sales of securities are determined on the specific-identification method.

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

During the three months ended March 31, 2013 and 2012, no securities were determined to have impairment that was other than temporary.

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

Accumulated
Credit Losses
(In Thousands)
Credit losses on debt securities held
January 1, 2013	$4,176
Additions related to other-than-temporary losses not previously recognized	—
Additions related to increases in credit losses on debt securities for which
other-than-temporary impairment losses were previously recognized	—
Reductions due to sales	—

March 31, 2013	$4,176

Accumulated
Credit Losses
(In Thousands)
Credit losses on debt securities held
January 1, 2012	$3,598
Additions related to other-than-temporary losses not previously recognized	—
Additions related to increases in credit losses on debt securities for which
other-than-temporary impairment losses were previously recognized	—
Reductions due to sales	—

March 31, 2012	$3,598

Amounts Reclassified Out of Accumulated Other Comprehensive Income.  Amounts reclassified from accumulated other comprehensive income and the affected line items in the statements of income during the three months ended March 31, 2013 and 2012, were as follows:

	Amounts Reclassified from
	Other Comprehensive Income		Affected Line Item in the
	2013	2012	Statements of Income
	(In Thousands)
Unrealized gains on available-			Net realized gains on sales of available-for- sale securities
for-sale securities	$34	$28	(Total reclassified amount before tax)

Income taxes	(12)	(10)	Provision for income taxes
Total reclassifications out of accumulated
other comprehensive income	$22	$18

NOTE 7: LOANS AND ALLOWANCE FOR LOAN LOSSES

	March 31,	December 31,
	2013	2012
	(In Thousands)

One- to four-family residential construction	$38,953	$29,071
Subdivision construction	34,376	35,805
Land development	63,278	62,559
Commercial construction	143,043	150,515
Owner occupied one- to four-family residential	82,399	83,859
Non-owner occupied one- to four-family residential	144,552	145,458
Commercial real estate	699,421	692,377
Other residential	272,354	267,518
Commercial business	281,065	264,631
Industrial revenue bonds	48,768	43,762
Consumer auto	90,959	82,610
Consumer other	83,374	83,815
Home equity lines of credit	54,413	54,225
FDIC-supported loans, net of discounts (TeamBank)	70,906	77,615
FDIC-supported loans, net of discounts (Vantus Bank)	87,141	95,483
FDIC-supported loans, net of discounts (Sun Security Bank)	81,164	91,519
FDIC-supported loans, net of discounts (InterBank)	248,786	259,232
	2,524,952	2,520,054
Undisbursed portion of loans in process	(146,105)	(157,574)
Allowance for loan losses	(40,548)	(40,649)
Deferred loan fees and gains, net	(3,090)	(2,193)
	$2,335,209	$2,319,638

Weighted average interest rate	5.28%	5.39%

Classes of loans by aging were as follows:
	March 31, 2013
							Total Loans
	30-59 Days	60-89 Days	Over 90	Total Past		Total Loans	> 90 Days and
	Past Due	Past Due	Days	Due	Current	Receivable	Still Accruing
	(In Thousands)
One- to four-family
residential construction	$—	$—	$—	$—	$38,953	$38,953	$—
Subdivision construction	49	37	2	88	34,288	34,376	—
Land development	—	—	635	635	62,643	63,278	—
Commercial construction	—	—	—	—	143,043	143,043	—
Owner occupied one- to four-
family residential	609	464	1,780	2,853	79,546	82,399	222
Non-owner occupied one- to
four-family residential	379	—	1,280	1,659	142,893	144,552	—
Commercial real estate	21	7,002	9,441	16,464	682,957	699,421	—
Other residential	—	—	3,822	3,822	268,532	272,354	—
Commercial business	575	265	5,194	6,034	275,031	281,065	—
Industrial revenue bonds	—	—	2,029	2,029	46,739	48,768	—
Consumer auto	342	54	95	491	90,468	90,959	13
Consumer other	847	315	605	1,767	81,607	83,374	173
Home equity lines of credit	336	55	314	705	53,708	54,413	—
FDIC-supported loans, net of
discounts (TeamBank)	867	47	9,404	10,318	60,588	70,906	—
FDIC-supported loans, net of
discounts (Vantus Bank)	1,148	2,347	5,622	9,117	78,024	87,141	—
FDIC-supported loans,
net of discounts
(Sun Security Bank)	1,078	2,284	10,403	13,765	67,399	81,164	—
FDIC-supported loans,
net of discounts
(InterBank)	5,075	207	27,705	32,987	215,799	248,786	—
	11,326	13,077	78,331	102,734	2,422,218	2,524,952	408
Less FDIC-supported loans,
net of discounts	8,168	4,885	53,134	66,187	421,810	487,997	—

Total	$3,158	$8,192	$25,197	$36,547	$2,000,408	$2,036,955	$408

	December 31, 2012
							Total Loans
	30-59 Days	60-89 Days	Over 90	Total Past		Total Loans	> 90 Days and
	Past Due	Past Due	Days	Due	Current	Receivable	Still Accruing
	(In Thousands)
One- to four-family
residential construction	$178	$—	$—	$178	$28,893	$29,071	$—
Subdivision construction	478	—	3	481	35,324	35,805	—
Land development	—	—	2,471	2,471	60,088	62,559	—
Commercial construction	—	—	—	—	150,515	150,515	—
Owner occupied one- to four-
family residential	3,305	263	2,352	5,920	77,939	83,859	237
Non-owner occupied one- to
four-family residential	2,600	—	1,905	4,505	140,953	145,458	—
Commercial real estate	1,346	726	8,324	10,396	681,981	692,377	—
Other residential	3,741	—	—	3,741	263,777	267,518	—
Commercial business	2,094	153	4,139	6,386	258,245	264,631	—
Industrial revenue bonds	—	—	2,110	2,110	41,652	43,762	—
Consumer auto	690	73	120	883	81,727	82,610	26
Consumer other	1,522	242	834	2,598	81,217	83,815	449
Home equity lines of credit	185	146	220	551	53,674	54,225	—
FDIC-supported loans, net of
discounts (TeamBank)	1,608	2,077	8,020	11,705	65,910	77,615	173
FDIC-supported loans, net of
discounts (Vantus Bank)	1,545	669	5,641	7,855	87,628	95,483	—
FDIC-supported loans,
net of discounts
(Sun Security Bank)	1,539	384	21,342	23,265	68,254	91,519	1,274
FDIC-supported loans, net of
discounts (InterBank)	10,212	4,662	33,928	48,802	210,430	259,232	347
	31,043	9,395	91,409	131,847	2,388,207	2,520,054	2,506
Less FDIC-supported loans,
net of discounts	14,904	7,792	68,931	91,627	432,222	523,849	1,794

Total	$16,139	$1,603	$22,478	$40,220	$1,955,985	$1,996,205	$712

Nonaccruing loans (excluding FDIC-supported loans, net of discount) are summarized as follows:

	March 31,	December 31,
	2013	2012
	(In Thousands)

One- to four-family residential construction	$—	$—
Subdivision construction	2	3
Land development	635	2,471
Commercial construction	—	—
Owner occupied one- to four-family residential	1,558	2,115
Non-owner occupied one- to four-family residential	1,280	1,905
Commercial real estate	9,441	8,324
Other residential	3,822	—
Commercial business	7,223	6,249
Consumer auto	82	94
Consumer other	432	385
Home equity lines of credit	314	220

Total	$24,789	$21,766

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2013 and 2012, respectively.  Also presented are the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of March 31, 2013:

	One- to Four-
	Family
	Residential and	Other	Commercial	Commercial	Commercial
	Construction	Residential	Real Estate	Construction	Business	Consumer	Total
	(In Thousands)
Allowance for loan losses
Balance January 1, 2013	$6,822	$4,327	$17,441	$3,938	$5,096	$3,025	$40,649
Provision charged to expense	(337)	2,031	3,590	1,240	1,735	(34)	8,225
Losses charged off	(919)	(1,895)	(4,343)	(53)	(1,018)	(917)	(9,145)
Recoveries	9	19	124	5	25	637	819
Balance March 31, 2013	$5,575	$4,482	$16,812	$5,130	$5,838	$2,711	$40,548

Balance January 1, 2012	$11,424	$3,088	$18,390	$2,982	$2,974	$2,374	$41,232
Provision charged to expense	(1,703)	933	6,124	4,609	567	(453)	10,077
Losses charged off	(360)	—	(4,410)	(4,460)	(542)	(234)	(10,006)
Recoveries	52	2	5	24	60	86	229
Balance March 31, 2012	$9,413	$4,023	$20,109	$3,155	$3,059	$1,773	$41,532

Ending balance:
Individually evaluated for
impairment	$1,860	$1,585	$3,924	$955	$3,101	$164	$11,589
Collectively evaluated for
impairment	$3,709	$2,897	$12,872	$4,174	$2,730	$2,547	$28,929
Loans acquired and
accounted for under ASC 310-30	$6	$—	$16	$1	$7	$—	$30

Loans
Individually evaluated for
impairment	$11,808	$16,607	$46,543	$11,006	$10,334	$1,028	$97,326
Collectively evaluated for
impairment	$288,472	$255,747	$701,646	$195,315	$270,731	$227,718	$1,939,629
Loans acquired and
accounted for under ASC 310-30	$266,218	$50,754	$116,175	$9,465	$11,515	$33,870	$487,997

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

•	The other residential segment corresponds to the other residential class
•	The commercial real estate segment includes the commercial real estate and industrial revenue bonds classes
•	The commercial construction segment includes the land development and commercial construction classes
•	The commercial business segment corresponds to the commercial business class
•	The consumer segment includes the consumer auto, consumer other and home equity lines of credit classes

Impaired loans are summarized as follows:

	At or for the Three Months Ended March 31, 2013
				Average
		Unpaid		Investment	Interest
	Recorded	Principal	Specific	in Impaired	Income
	Balance	Balance	Allowance	Loans	Recognized
	(In Thousands)

One- to four-family residential construction	$—	$—	$—	$—	$—
Subdivision construction	2,379	2,383	605	2,470	30
Land development	11,006	11,403	955	11,009	126
Commercial construction	—	—	—	—	—
Owner occupied one- to four-family residential	4,548	4,745	363	4,958	53
Non-owner occupied one- to four-family residential	4,881	5,289	892	5,841	61
Commercial real estate	46,543	47,709	3,924	46,227	376
Other residential	16,607	16,607	1,585	18,404	104
Commercial business	7,630	9,115	3,101	7,419	59
Industrial revenue bonds	2,704	2,784	—	2,704	—
Consumer auto	112	136	18	132	2
Consumer other	587	640	87	676	11
Home equity lines of credit	329	343	59	337	8

Total	$97,326	$101,154	$11,589	$100,177	$830

	At or for the Year Ended December 31, 2012
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
	(In Thousands)

One- to four-family residential construction	$410	$410	$239	$679	$22
Subdivision construction	2,577	2,580	688	8,399	143
Land development	12,009	13,204	96	12,614	656
Commercial construction	—	—	—	383	—
Owner occupied one- to four-family residential	5,627	6,037	550	5,174	295
Non-owner occupied one- to four-family residential	6,077	6,290	811	10,045	330
Commercial real estate	48,476	49,779	4,990	45,181	2,176
Other residential	16,405	16,405	1,089	16,951	836
Commercial business	7,279	8,615	2,778	4,851	329
Industrial revenue bonds	2,785	2,865	—	3,034	5
Consumer auto	143	170	22	157	17
Consumer other	602	682	89	654	65
Home equity lines of credit	235	248	45	162	15

Total	$102,625	$107,285	$11,397	$108,284	$4,889

At March 31, 2013, $39.4 million of impaired loans had specific valuation allowances totaling $11.6 million.  At December 31, 2012, $43.4 million of impaired loans had specific valuation allowances totaling $11.4 million.

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

The following table presents newly restructured loans during the three months ended March 31, 2013 by type of modification:

				Total
	Interest Only	Term	Combination	Modification
	(In Thousands)

Mortgage loans on real estate:
Residential one- to four-family	$—	$337	$—	$337
Other residential	—	1,874	—	1,874
Consumer	—	165	—	165

	$—	$2,376	$—	$2,376

At March 31, 2013, the Company had $45.7 million of loans that were modified in troubled debt restructurings and impaired, as follows:  $1.8 million of construction loans, $18.0 million of single family and multi-family residential mortgage loans, $23.7 million of commercial real estate loans, $1.9 million of commercial business loans and $331,000 of consumer loans.  Of the total troubled debt restructurings at March 31, 2013, $42.1 million were accruing interest and $11.3 million were classified as substandard and $1.0 million were classified as doubtful using the Company’s internal grading system, which is described below.  The Company had troubled debt restructurings which were modified in the previous 12 months and subsequently defaulted during the quarter ended March 31, 2013 of approximately $1.1 million, including three commercial real estate loans totaling $912,000, two non-owner occupied residential mortgage loans totaling $193,000, and one commercial business loan totaling $13,000.  In addition, the Company had troubled debt restructurings which were modified in the previous 12 months, which subsequently defaulted and were transferred to foreclosed assets during the quarter ended March 31, 2013, of approximately $1.1 million, including one commercial real estate loan of $1.5 million, $1.0 million of which was charged-off, and two non-owner occupied residential mortgage loans totaling approximately $155,000.  When loans modified as troubled debt restructuring have subsequent payment defaults, the defaults are factored into the determination of the allowance for loan losses to ensure specific valuation allowances reflect amounts considered uncollectible.  At December 31, 2012, the Company had $2.8 million of construction loans, $7.1 million of residential mortgage loans, $26.9 million of commercial real estate loans, $7.9 million of other residential loans, $1.9 million of commercial business loans and $167,000 of consumer loans that were modified in troubled debt restructurings and impaired.  Of the total troubled debt restructurings at December 31, 2012, $40.5 million were accruing interest and $14.6 million were classified as substandard and $1.0 million were classified as doubtful using the Company’s internal grading system.

During the three months ended March 31, 2013, borrowers with loans designated as troubled debt restructurings totaling $387,000, made up of residential mortgage loans, met the criteria for placement back on accrual status.  This criteria is a minimum of six months of payment performance under existing or modified terms.

The Company reviews the credit quality of its loan portfolio using an internal grading system that classifies loans as “Satisfactory,” “Watch,” “Special Mention,” “Substandard” and “Doubtful.”  Substandard loans are characterized by the distinct possibility that the Bank will sustain some loss if certain deficiencies are not corrected.  Doubtful loans are those having all the weaknesses inherent to those classified Substandard with the added characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.  Special mention loans possess potential weaknesses that deserve management’s close attention but do not expose the Bank to a degree of risk that warrants substandard classification.  Loans classified as watch are being monitored because of indications of potential weaknesses or deficiencies that may require future classification as special mention or substandard.  Loans not meeting any of the criteria previously described are considered satisfactory.  The FDIC-covered loans are evaluated using this internal grading system.  These loans are accounted for in pools and are currently substantially covered through loss sharing agreements with the FDIC.  Minimal adverse classification in the loan pools was identified as of March 31, 2013 and December 31, 2012, respectively.  See Note 8 for further discussion of the acquired loan pools and loss sharing agreements.  The loan grading system is presented by loan class below:

		March 31, 2013
			Special
	Satisfactory	Watch	Mention	Substandard	Doubtful	Total
	(In Thousands)
One- to four-family residential
construction	$38,953	$—	$—	$—	$—	$38,953
Subdivision construction	29,585	3,215	—	1,576	—	34,376
Land development	50,433	3,395	—	9,450	—	63,278
Commercial construction	143,043	—	—	—	—	143,043
Owner occupied one- to four-
family residential	79,602	502	—	2,295	—	82,399
Non-owner occupied one- to four-
family residential	136,021	4,223	—	4,308	—	144,552
Commercial real estate	636,611	33,818	—	28,992	—	699,421
Other residential	254,311	11,192	—	6,851	—	272,354
Commercial business	272,616	3,529	—	3,920	1,000	281,065
Industrial revenue bonds	46,064	675	—	2,029	—	48,768
Consumer auto	90,856	—	—	103	—	90,959
Consumer other	82,910	—	—	464	—	83,374
Home equity lines of credit	52,008	—	2,076	329	—	54,413
FDIC-supported loans, net of
discounts (TeamBank)	70,872	—	—	34	—	70,906
FDIC-supported loans, net of
discounts (Vantus Bank)	86,937	—	—	204	—	87,141
FDIC-supported loans, net of
discounts (Sun Security Bank)	80,538	—	—	626	—	81,164
FDIC-supported loans, net of
discounts (InterBank)	248,786	—	—	—	—	248,786

Total	$2,400,146	$60,549	$2,076	$61,181	$1,000	$2,524,952

		December 31, 2012
			Special
	Satisfactory	Watch	Mention	Substandard	Doubtful	Total
	(In Thousands)
One- to four-family residential
construction	$28,662	$—	$—	$409	$—	$29,071
Subdivision construction	31,156	2,993	—	1,656	—	35,805
Land development	47,388	3,887	—	11,284	—	62,559
Commercial construction	150,515	—	—	—	—	150,515
Owner occupied one- to four-
family residential	79,411	792	—	3,656	—	83,859
Non-owner occupied one- to four-
family residential	132,073	7,884	—	5,501	—	145,458
Commercial real estate	619,387	42,753	—	30,237	—	692,377
Other residential	252,238	6,793	—	8,487	—	267,518
Commercial business	253,165	4,286	—	6,180	1,000	264,631
Industrial revenue bonds	40,977	675	—	2,110	—	43,762
Consumer auto	82,467	—	—	143	—	82,610
Consumer other	83,250	—	—	565	—	83,815
Home equity lines of credit	52,076	—	1,913	236	—	54,225
FDIC-supported loans, net of
discounts (TeamBank)	77,568	—	—	47	—	77,615
FDIC-supported loans, net of
discounts (Vantus Bank)	95,281	—	—	202	—	95,483
FDIC-supported loans, net of
discounts (Sun Security Bank)	91,519	—	—	—	—	91,519
FDIC-supported loans, net of
discounts (InterBank)	259,210	—	—	22	—	259,232

Total	$2,376,343	$70,063	$1,913	$70,735	$1,000	$2,520,054

NOTE 8: LOSS SHARING AGREEMENTS AND FDIC INDEMNIFICATION ASSETS

On March 20, 2009, Great Southern Bank entered into a purchase and assumption agreement with loss share with the Federal Deposit Insurance Corporation (FDIC) to assume all of the deposits (excluding brokered deposits) and acquire certain assets of TeamBank, N.A., a full service commercial bank headquartered in Paola, Kansas.

The loans, commitments and foreclosed assets purchased in the TeamBank transaction are covered by a loss sharing agreement between the FDIC and Great Southern Bank.  Under the loss sharing agreement, the Bank shares in the losses on assets covered under the agreement (referred to as covered assets). On losses up to $115.0 million, the FDIC agreed to reimburse the Bank for 80% of the losses. On losses exceeding $115.0 million, the FDIC agreed to reimburse the Bank for 95% of the losses.  Realized losses covered by the loss sharing agreement include loan contractual balances (and related unfunded commitments that were acquired), accrued interest on loans for up to 90 days, the book value of foreclosed real estate acquired, and certain direct costs, less cash or other consideration received by the Bank.  This agreement extends for ten years for 1-4 family real estate loans and for five years for other loans.  The value of this loss sharing agreement was considered in determining fair values of loans and foreclosed assets acquired.  The loss sharing agreement is subject to the Bank following servicing procedures as specified in the agreement with the FDIC.  The expected reimbursements under the loss sharing agreement were recorded as an indemnification asset at their preliminary estimated fair value on the acquisition date.  Based upon the acquisition date fair values of the net assets acquired, no goodwill was recorded.  A discount was recorded in conjunction with the fair value of the acquired loans and the amount accreted to yield during the three months ended March 31, 2013 and 2012 was $107,000 and $427,000, respectively.

On September 4, 2009, Great Southern Bank entered into a purchase and assumption agreement with loss share with the FDIC to assume all of the deposits and acquire certain assets of Vantus Bank, a full service thrift headquartered in Sioux City, Iowa.

The loans, commitments and foreclosed assets purchased in the Vantus Bank transaction are covered by a loss sharing agreement between the FDIC and Great Southern Bank.  Under the loss sharing agreement, the Bank shares in the losses on assets covered under the agreement (referred to as covered assets). On losses up to $102.0 million, the FDIC agreed to reimburse the Bank for 80% of the losses. On losses exceeding $102.0 million, the FDIC agreed to reimburse the Bank for 95% of the losses. Realized losses covered by the loss sharing agreement include loan contractual balances (and related unfunded commitments that were acquired), accrued interest on loans for up to 90 days, the book value of foreclosed real estate acquired, and certain direct costs, less cash or other consideration received by the Bank.  This agreement extends for ten years for 1-4 family real estate loans and for five years for other loans.  The value of this loss sharing agreement was considered in determining fair values of loans and foreclosed assets acquired.  The loss sharing agreement is subject to the Bank following servicing procedures as specified in the agreement with the FDIC.  The expected reimbursements under the loss sharing agreement were recorded as an indemnification asset at their preliminary estimated fair value on the acquisition date.  Based upon the acquisition date fair values of the net assets acquired, no goodwill was recorded.  A discount was recorded in conjunction with the fair value of the acquired loans and the amount accreted to yield during the three months ended March 31, 2013 and 2012 was $47,000 and $158,000, respectively.

On October 7, 2011, Great Southern Bank entered into a purchase and assumption agreement with loss share with the FDIC to assume all of the deposits and acquire certain assets of Sun Security Bank, a full service bank headquartered in Ellington, Missouri.

The loans and foreclosed assets purchased in the Sun Security Bank transaction are covered by a loss sharing agreement between the FDIC and Great Southern Bank.  Under the loss sharing agreement, the FDIC agreed to cover 80% of the losses on the loans (excluding approximately $4 million of consumer loans) and foreclosed assets purchased subject to certain limitations.  Realized losses covered by the loss sharing agreement include loan contractual balances (and related unfunded commitments that were acquired), accrued interest on loans for up to 90 days, the book value of foreclosed real estate acquired, and certain direct costs, less cash or other consideration received by Great Southern.  This agreement extends for ten years for 1-4 family real estate loans and for five years for other loans.  The value of this loss sharing agreement was considered in determining fair values of loans and foreclosed assets acquired.  The loss sharing agreement is subject to the Bank following servicing procedures as specified in the agreement with the FDIC.  The expected reimbursements under the loss sharing agreement were recorded as an indemnification asset at their preliminary estimated fair value on the acquisition date.  Based upon the acquisition date fair values of the net assets acquired, no goodwill was recorded.  A discount was recorded in conjunction with the fair value of the acquired loans and the amount accreted to yield during the three months ended March 31, 2013 and 2012 was $344,000 and $282,000, respectively.

On April 27, 2012, Great Southern Bank entered into a purchase and assumption agreement with loss share with the FDIC to assume all of the deposits and acquire certain assets of Inter Savings Bank, FSB (“InterBank”), a full service bank headquartered in Maple Grove, Minnesota.

The loans and foreclosed assets purchased in the InterBank transaction are covered by a loss sharing agreement between the FDIC and Great Southern Bank.  Under the loss sharing agreement, the FDIC agreed to cover 80% of the losses on the loans (excluding approximately $60,000 of consumer loans) and foreclosed assets purchased subject to certain limitations.  Realized losses covered by the loss sharing agreement include loan contractual balances (and related unfunded commitments that were acquired), accrued interest on loans for up to 90 days, the book value of foreclosed real estate acquired, and certain direct costs, less cash or other consideration received by Great Southern.  This agreement extends for ten years for 1-4 family real estate loans and for five years for other loans.  The value of this loss sharing agreement was considered in determining fair values of loans and foreclosed assets acquired.  The loss sharing agreement is subject to the Bank following servicing procedures as specified in the agreement with the FDIC.  The expected reimbursements under the loss sharing agreement were recorded as an indemnification asset at their preliminary estimated fair value on the acquisition date.  Based upon the acquisition date fair values of the net assets acquired, no goodwill was recorded.  The Company’s estimates of its cash flows to be collected regarding the InterBank assets has not materially changed.  A premium was recorded in conjunction with the fair value of the acquired loans and the amount amortized to yield during the three months ended March 31, 2013 was $169,000.

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

The amount of the estimated cash flows expected to be received from the acquired loan pools in excess of the fair values recorded for the loan pools is referred to as the accretable yield.  The accretable yield is recognized as interest income over the estimated lives of the loans.  The Company continues to evaluate the fair value of the loans including cash flows expected to be collected.  Increases in the Company’s cash flow expectations are recognized as increases to the accretable yield while decreases are recognized as impairments through the allowance for loan losses.  During the three months ended March 31, 2013, increases in expected cash flows related to the acquired loan portfolios resulted in adjustments of $9.4 million to the accretable yield to be spread over the estimated remaining lives of the loans on a level-yield basis. During the three months ended March 31, 2012, similar such adjustments totaling $1.2 million were made to the accretable yield.  The current year increases in expected cash flows also reduced the amount of expected reimbursements under the loss sharing agreements.  During the three months ended March 31, 2013, this resulted in a corresponding adjustment of $7.5 million to the indemnification assets to be amortized on a level-yield basis over the remainder of the loss sharing agreements or the remaining expected lives of the loan pools, whichever is shorter.

Because these adjustments will be recognized over the remaining lives of the loan pools and the remainder of the loss sharing agreements, respectively, they will impact future periods as well.  The remaining accretable yield adjustment that will affect interest income is $23.6 million and the remaining adjustment to the indemnification assets that will affect non-interest income (expense) is $(18.4) million.  Of the remaining adjustments, we expect to recognize $12.3 million of interest income and $(10.8) million of non-interest income (expense) in the remainder of 2013.  Additional adjustments may be recorded in future periods from the FDIC-assisted acquisitions, as the Company continues to estimate expected cash flows from the acquired loan pools.

The impact of adjustments on the Company’s financial results is shown below:

	Three Months Ended
	March 31, 2013		March 31, 2012
	(In Thousands, Except Per Share Data
	and Basis Points Data)

Impact on net interest income/
net interest margin (in basis points)	$10,433	118 bps	$6,163	72 bps
Non-interest income	(8,335)		(4,531)
Net impact to pre-tax income	$2,098		$1,632
Net impact net of taxes	$1,364		$1,061
Impact to diluted earnings per common share	$0.10		$0.08

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

At March 31, 2013, the Bank’s internal estimate of credit performance is expected to be better than the threshold set by the FDIC in the loss sharing agreement.  Therefore, a separate clawback liability totaling $1.6 million was recorded as of March 31, 2013.  As changes in the fair values of the loans and foreclosed assets are determined due to changes in expected cash flows, changes in the amount of the clawback liability will occur.

TeamBank FDIC Indemnification Asset.  The following tables present the balances of the FDIC indemnification asset related to the TeamBank transaction at March 31, 2013 and December 31, 2012. Gross loan balances (due from the borrower) were reduced approximately $358.9 million since the transaction date because of $224.7 million of repayments from borrowers, $59.5 million in transfers to foreclosed assets and $74.8 million in charge-offs to customer loan balances.  Based upon the collectability analyses performed during the acquisition, we expected certain levels of foreclosures and charge-offs and actual results have been better than our expectations.  As a result, cash flows expected to be received from the acquired loan pools have increased, resulting in adjustments that were made to the related accretable yield as described above.

	March 31, 2013
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$77,245	$6,002
Non-credit premium/(discount), net of activity since acquisition date	(27)	—
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(4,484)	—
Original estimated fair value of assets, net of activity since
acquisition date	(70,906)	(5,638)

Expected loss remaining	1,828	364
Assumed loss sharing recovery percentage	81%	80%

Estimated loss sharing value	1,482	292
Indemnification asset to be amortized resulting from
change in expected losses	3,158	—
Accretable discount on FDIC indemnification asset	(178)	—
FDIC indemnification asset	$4,462	$292

	December 31, 2012
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$86,657	$9,056
Non-credit premium/(discount), net of activity since acquisition date	(134)	—
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(5,120)	—
Original estimated fair value of assets, net of activity since
acquisition date	(77,615)	(7,669)

Expected loss remaining	3,788	1,387
Assumed loss sharing recovery percentage	81%	82%

Estimated loss sharing value	3,051	1,141
Indemnification asset to be amortized resulting from
change in expected losses	4,036	—
Accretable discount on FDIC indemnification asset	(332)	—
FDIC indemnification asset	$6,755	$1,141

Vantus Bank Indemnification Asset.  The following tables present the balances of the FDIC indemnification asset related to the Vantus Bank transaction at March 31, 2013 and December 31, 2012. Gross loan balances (due from the borrower) were reduced approximately $239.2 million since the transaction date because of $194.9 million of repayments from borrowers, $15.4 million in transfers to foreclosed assets and $28.8 million in charge-offs to customer loan balances.  Based upon the collectability analyses performed during the acquisition, we expected certain levels of foreclosures and charge-offs and actual results have been better than our expectations.  As a result, cash flows expected to be received from the acquired loan pools have increased, resulting in adjustments that were made to the related accretable yield as described above.

	March 31, 2013
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$92,384	$4,227
Non-credit premium/(discount), net of activity since acquisition date	(57)	—
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(3,887)	—
Original estimated fair value of assets, net of activity since
acquisition date	(87,141)	(3,024)

Expected loss remaining	1,299	1,203
Assumed loss sharing recovery percentage	76%	80%

Estimated loss sharing value	993	962
Indemnification asset to be amortized resulting from
change in expected losses	3,100	—
Accretable discount on FDIC indemnification asset	(178)	—
FDIC indemnification asset	$3,915	$962

	December 31, 2012
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$103,910	$4,383
Non-credit premium/(discount), net of activity since acquisition date	(104)	—
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(5,429)	—
Original estimated fair value of assets, net of activity since
acquisition date	(95,483)	(3,214)

Expected loss remaining	2,894	1,169
Assumed loss sharing recovery percentage	78%	80%

Estimated loss sharing value	2,270	935
Indemnification asset to be amortized resulting from
change in expected losses	4,343	—
Accretable discount on FDIC indemnification asset	(240)	—
FDIC indemnification asset	$6,373	$935

Sun Security Bank Indemnification Asset.  The following tables present the balances of the FDIC indemnification asset related to the Sun Security Bank transaction at March 31, 2013 and December 31, 2012.  Gross loan balances (due from the borrower) were reduced approximately $129.0 million since the transaction date because of $79.9 million of repayments by the borrower, $21.8 million in transfers to foreclosed assets and $27.2 million of charge-offs to customer loan balances.  Based upon the collectability analyses performed during the acquisition, we expected certain levels of foreclosures and charge-offs and actual results have been better than our expectations.  As a result, cash flows expected to be received from the acquired loan pools have increased, resulting in adjustments that were made to the related accretable yield as described above.

	March 31, 2013
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$105,489	$10,051
Non-credit premium/(discount), net of activity since acquisition date	(735)	—
Reclassification from nonaccretable discount to accretable discount due to change in expected losses (net of accretion to date)	(3,538)	—
Original estimated fair value of assets, net of activity since
acquisition date	(81,164)	(5,729)

Expected loss remaining	20,052	4,322
Assumed loss sharing recovery percentage	75%	80%

Estimated loss sharing value	15,044	3,440
Indemnification asset to be amortized resulting from
change in expected losses	2,830	—
Accretable discount on FDIC indemnification asset	(2,482)	(561)
FDIC indemnification asset	$15,392	$2,879

	December 31, 2012
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$126,933	$10,980
Non-credit premium/(discount), net of activity since acquisition date	(1,079)	—
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(4,182)	—
Original estimated fair value of assets, net of activity since
acquisition date	(91,519)	(6,227)

Expected loss remaining	30,153	4,753
Assumed loss sharing recovery percentage	76%	80%

Estimated loss sharing value	23,017	3,785
Indemnification asset to be amortized resulting from
change in expected losses	3,345	—
Accretable discount on FDIC indemnification asset	(2,867)	(561)
FDIC indemnification asset	$23,495	$3,224

InterBank Indemnification Asset.  The following table presents the balances of the FDIC indemnification asset related to the InterBank transaction at March 31, 2013.  Gross loan balances (due from the borrower) were reduced approximately $54.4 million since the transaction date because of $38.7 million of repayments by the borrower, $2.1 million in transfers to foreclosed assets and $13.6 million of charge-offs to customer loan balances.  Based upon the collectability analyses performed during the acquisition, we expected certain levels of foreclosures and charge-offs and actual results have been better than our expectations.  As a result, cash flows expected to be received from the acquired loan pools have increased, resulting in adjustments that were made to the related accretable yield as described above.

	March 31, 2013
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$338,908	$3,534
Non-credit premium/(discount), net of activity since acquisition date	2,372	—
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(11,659)	—
Original estimated fair value of assets, net of activity since
acquisition date	(248,786)	(3,054)

Expected loss remaining	80,835	480
Assumed loss sharing recovery percentage	81%	80%

Estimated loss sharing value	65,614	384
FDIC loss share clawback	1,362	—
Indemnification asset to be amortized resulting from
change in expected losses	9,327	—
Accretable discount on FDIC indemnification asset	(6,391)	(93)
FDIC indemnification asset	$69,912	$291

	December 31, 2012
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$356,844	$2,001
Non-credit premium/(discount), net of activity since acquisition date	2,541	—
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(9,897)	—
Original estimated fair value of assets, net of activity since
acquisition date	(259,232)	(1,620)

Expected loss remaining	90,256	381
Assumed loss sharing recovery percentage	81%	80%

Estimated loss sharing value	73,151	304
FDIC loss share clawback	1,000	—
Indemnification asset to be amortized resulting from
change in expected losses	7,871	—
Accretable discount on FDIC indemnification asset	(6,893)	(93)
FDIC indemnification asset	$75,129	$211

Changes in the accretable yield for acquired loan pools were as follows for the three months ended March 31, 2013 and 2012:

			Sun Security
	TeamBank	Vantus Bank	Bank	InterBank
	(In Thousands)

Balance, January 1, 2012	$14,662	$21,967	$12,769	$—
Accretion	(4,470)	(5,215)	(2,452)	—
Reclassification from nonaccretable difference(1)	4,322	2,950	—	—
Balance, March 31, 2012	$14,514	$19,702	$10,317	$—

Balance January 1, 2013	$12,128	$13,538	$11,259	$42,574
Accretion	(3,681)	(3,297)	(4,188)	(7,029)
Reclassification from nonaccretable difference(1)	2,892	1,281	2,944	4,719

Balance, March 31, 2013	$11,339	$11,522	$10,015	$40,264

______________________
(1)
Represents increases in estimated cash flows expected to be received from the acquired loan pools, primarily due to lower estimated credit losses.  The numbers also include changes in expected accretion of the loan pools for TeamBank, Vantus Bank, Sun Security Bank and InterBank for the three months ended March 31, 2013, totaling $776,000, $765,000, $1.2 million and $(273,000), respectively, and the three months ended March 31, 2012, totaling $400,000, $750,000, $0 and $0, respectively.

NOTE 9: FORECLOSED ASSETS HELD FOR SALE

Major classifications of foreclosed assets were as follows:

	March 31,	December 31,
	2013	2012
	(In Thousands)
One-to four-family construction	$324	$627
Subdivision construction	15,723	17,147
Land development	15,432	14,058
Commercial construction	3,765	6,511
One-to four-family residential	1,418	1,200
Other residential	7,232	7,232
Commercial real estate	3,168	2,738
Commercial business	126	160
Consumer	625	471
	47,813	50,144
FDIC-supported foreclosed assets, net of discounts	17,445	18,730
	$65,258	$68,874

Expenses applicable to foreclosed assets included the following:

	Three Months Ended March 31,
	2013	2012
	(In Thousands)
Net gain on sales of foreclosed assets	$(27)	$(531)
Valuation write-downs	442	269
Operating expenses, net of rental income	640	701

	$1,055	$439

NOTE 10: DEPOSITS

	March 31,	December 31,
	2013	2012
	(In Thousands)
Time Deposits:
0.00% - 0.99%	$670,285	$666,573
1.00% - 1.99%	355,182	426,589
2.00% - 2.99%	88,062	90,539
3.00% - 3.99%	12,282	13,240
4.00% - 4.99%	4,127	5,190
5.00% and above	1,811	1,816
Total time deposits (0.97% - 1.00%)	1,131,749	1,203,947
Non-interest-bearing demand deposits	413,564	385,778
Interest-bearing demand and savings deposits (0.26% - 0.33%)	1,674,451	1,563,468
Total Deposits	$3,219,764	$3,153,193

NOTE 11: INCOME TAXES

Reconciliations of the Company’s effective tax rates to the statutory corporate tax rates were as follows:

	Three Months Ended March 31,
	2013	2012
	(In Thousands)
Tax at statutory rate	35.0%	35.0%
Nontaxable interest and dividends	(4.3)	(6.6)
Tax credits	(17.3)	(17.4)
State taxes	1.4	0.8
Other	0.3	(1.6)

	15.1%	10.2%

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

 Recurring Measurements

		Fair value measurements using
		Quoted prices
		in active
		markets	Other	Significant
		for identical	observable	unobservable
		assets	inputs	inputs
	Fair value	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
March 31, 2013
U.S. government agencies	$30,016	$—	$30,016	$—
Collateralized mortgage obligations	4,324	—	4,324	—
Mortgage-backed securities	608,915	—	608,915	—
Small Business Administration loan pools	50,210	—	50,210	—
States and political subdivisions	118,998	—	118,998	—
Equity securities	2,253	—	2,253	—
Mortgage servicing rights	252	—	—	252
Interest rate swap asset	1,928	—	—	1,928
Interest rate swap liability	(1,915)	—	—	(1,915)

December 31, 2012
U.S. government agencies	$30,040	$—	$30,040	$—
Collateralized mortgage obligations	4,507	—	4,507	—
Mortgage-backed securities	596,086	—	596,086	—
Small Business Administration loan pools	51,493	—	51,493	—
States and political subdivisions	122,878	—	122,878	—
Equity securities	2,006	—	2,006	—
Mortgage servicing rights	152	—	—	152
Interest rate swap asset	2,112	—	—	2,112
Interest rate swap liability	(2,160)	—	—	(2,160)

The following is a description of inputs and valuation methodologies used for assets recorded at fair value on a recurring basis and recognized in the accompanying statements of financial condition at March 31, 2013 and December 31, 2012, as well as the general classification of such assets pursuant to the valuation hierarchy.  There have been no significant changes in the valuation techniques during the period ended March 31, 2013.

Securities Available for Sale. Investment securities available for sale are recorded at fair value on a recurring basis. The fair values used by the Company are obtained from an independent pricing service, which represent either quoted market prices for the identical asset or fair values determined by pricing models, or other model-based valuation techniques, that consider observable market data, such as interest rate volatilities, LIBOR yield curve, credit spreads and prices from market makers and live trading systems.  Recurring Level 2 securities include U.S. government agency securities, mortgage-backed securities, collateralized mortgage obligations, Small Business Administration (SBA) loan pools, state and municipal bonds and equity securities. Inputs used for valuing Level 2 securities include observable data that may include dealer quotes, benchmark yields, market spreads, live trading levels and market consensus prepayment speeds, among other things. Additional inputs include indicative values derived from the independent pricing service’s proprietary computerized models. There were no Recurring Level 3 securities at March 31, 2013 or December 31, 2012.

Mortgage Servicing Rights. Mortgage servicing rights do not trade in an active, open market with readily observable prices.  Accordingly, fair value is estimated using discounted cash flow models.  Due to the nature of the valuation inputs, mortgage servicing rights are classified within Level 3 of the hierarchy.

Interest Rate Swaps. Interest rate swaps are recorded at fair value on a recurring basis. The fair values used by the Company are obtained from an independent valuation service, and are based on prevailing observable market data, such as the LIBOR swap curves and Overnight Index Swap “OIS” curves, and derived from proprietary models based on well recognized financial principles and reasonable estimates about future market conditions (which may include assumptions and estimates that are not readily observable in the marketplace).  Included in the fair values are credit valuation adjustments which represent the consideration of credit risk (credit standing) of the counterparties to the transaction and the effect of any credit enhancements related to the transaction.  Certain inputs to the credit valuation models may be based on assumptions and best estimates that are not readily observable in the marketplace.

The Company considers transfers between the levels of the hierarchy to be recognized at the end of related reporting periods.  From December 31, 2012 to March 31, 2013, no assets for which fair value is measured on a recurring basis transferred between any levels of the hierarchy.

Level 3 Reconciliation

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs.

	Mortgage Servicing Rights
	2013	2012
	(In Thousands)

Balance, January 1	$152	$292
Additions	138	14
Amortization	(38)	(70)
Balance, March 31	$252	$236

	Interest Rate Swap Asset
	2013	2012
	(In Thousands)

Balance, January 1	$2,112	$111
Change in fair value through earnings	(184)	379
Balance, March 31	$1,928	$490

	Interest Rate Swap Liability
	2013	2012
	(In Thousands)

Balance, January 1	$2,160	$121
Change in fair value through earnings	(245)	282
Balance, March 31	$1,915	$403

Nonrecurring Measurements

The following tables present the fair value measurements of assets measured at fair value during the periods presented on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2013 and December 31, 2012:

		Fair Value Measurements Using
		Quoted prices
		in active
		markets	Other	Significant
		for identical	observable	unobservable
		assets	inputs	inputs
	Fair value	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
March 31, 2013
Impaired loans
One- to four-family residential construction	$—	$—	$—	$—
Subdivision construction	181	—	—	181
Land development	3,016	—	—	3,016
Owner occupied one- to four-family residential	260	—	—	260
Non-owner occupied one- to four-family residential	903	—	—	903
Commercial real estate	9,552	—	—	9,552
Other residential	1,874	—	—	1,874
Commercial business	2,442	—	—	2,442
Consumer auto	49	—	—	49
Consumer other	288	—	—	288
Home equity lines of credit	77	—	—	77
Total impaired loans	$18,642	$—	$—	$18,642

Foreclosed assets held for sale	$446	$—	$—	$446

December 31, 2012
Impaired loans
One- to four-family residential construction	$171	$—	$—	$171
Subdivision construction	1,482	—	—	1,482
Land development	1,463	—	—	1,463
Owner occupied one- to four-family residential	2,638	—	—	2,638
Non-owner occupied one- to four-family residential	2,392	—	—	2,392
Commercial real estate	21,764	—	—	21,764
Other residential	4,162	—	—	4,162
Commercial business	2,186	—	—	2,186
Consumer auto	51	—	—	51
Consumer other	286	—	—	286
Home equity lines of credit	44	—	—	44
Total impaired loans	$36,639	$—	$—	$36,639

Foreclosed assets held for sale	$11,360	$—	$—	$11,360

The following is a description of valuation methodologies used for assets measured at fair value on a nonrecurring basis and recognized in the accompanying statements of financial condition, as well as the general classification of such assets pursuant to the valuation hierarchy.

Loans Held for Sale.  Mortgage loans held for sale are recorded at the lower of carrying value or fair value.  The fair value of mortgage loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics.  As such, the Company classifies mortgage loans held for sale as Nonrecurring Level 2.  Write-downs to fair value typically do not occur as the Company generally enters into commitments to sell individual mortgage loans at the time the loan is originated to reduce market risk.  The Company typically does not have commercial loans held for sale.  At March 31, 2013 and December 31, 2012, the aggregate fair value of mortgage loans held for sale exceeded their cost.  Accordingly, no mortgage loans held for sale were marked down and reported at fair value.

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

The Company records impaired loans as Nonrecurring Level 3. If a loan’s fair value as estimated by the Company is less than its carrying value, the Company either records a charge-off of the portion of the loan that exceeds the fair value or establishes a reserve within the allowance for loan losses specific to the loan.  Loans for which such charge-offs or reserves were recorded during the three months ended March 31, 2013 or the year ended December 31, 2012, are shown in the table above (net of reserves).

Foreclosed Assets Held for Sale.  Foreclosed assets held for sale are initially recorded at fair value less estimated cost to sell at the date of foreclosure.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less estimated cost to sell.  Foreclosed assets held for sale are classified as Level 3.  The foreclosed assets represented in the table above have been re-measured during the three months ended March 31, 2013 or the year ended December 31, 2012, subsequent to their initial transfer to foreclosed assets.

The following disclosure relates to financial assets for which it is not practicable for the Company to estimate the fair value at March 31, 2013 and December 31, 2012.

FDIC Indemnification Asset: As part of the Purchase and Assumption Agreements, the Bank and the FDIC entered into loss sharing agreements. These agreements cover realized losses on loans and foreclosed real estate, subject to certain limitations which are more fully described in Note 8.

Under the TeamBank agreement, the FDIC agreed to reimburse the Bank for 80% of the first $115 million in realized losses and 95% for realized losses that exceed $115 million.  The indemnification asset was originally recorded at fair value on the acquisition date (March 20, 2009) and at March 31, 2013 and December 31, 2012, the carrying value was $4.8 million and $7.9 million, respectively.

Under the Vantus Bank agreement, the FDIC agreed to reimburse the Bank for 80% of the first $102 million in realized losses and 95% for realized losses that exceed $102 million.  The indemnification asset was originally recorded at fair value on the acquisition date (September 4, 2009) and at March 31, 2013 and December 31, 2012, the carrying value of the FDIC indemnification asset was $4.9 million and $7.3 million, respectively.

Under the Sun Security Bank agreement, the FDIC agreed to reimburse the Bank for 80% of realized losses.  The indemnification asset was originally recorded at fair value on the acquisition date (October 7, 2011) and at March 31, 2013 and December 31, 2012, the carrying value of the FDIC indemnification asset was $18.3 million and $26.8 million, respectively.

Under the InterBank agreement, the FDIC agreed to reimburse the Bank for 80% of realized losses.  The indemnification asset was originally recorded at fair value on the acquisition date (April 27, 2012) and at March 31, 2013 and December 31, 2012, the carrying value of the FDIC indemnification asset was $70.2 million and $75.3 million, respectively.

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

Fair Value of Financial Instruments

The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying statements of financial condition at amounts other than fair value:

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

Structured Repurchase Agreements.  Structured repurchase agreements are collateralized borrowings from a counterparty .  In addition to the principal amount owed, the counterparty also determines an amount that would be owed by either party in the event the agreement is terminated prior to maturity by the Company.  The fair values of the structured repurchase agreements are estimated based on the amount the Company would be required to pay to terminate the agreement at the reporting date.

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

	March 31, 2013			December 31, 2012
	Carrying	Fair	Hierarchy	Carrying	Fair	Hierarchy
	Amount	Value	Level	Amount	Value	Level
Financial assets
Cash and cash equivalents	$481,273	$481,273	1	$404,141	$404,141	1
Held-to-maturity securities	920	1,080	2	920	1,084	2
Mortgage loans held for sale	27,764	27,764	2	26,829	26,829	2
Loans, net of allowance for loan losses	2,335,209	2,334,398	3	2,319,638	2,326,051	3
Accrued interest receivable	12,432	12,432	3	12,755	12,755	3
Investment in FHLB stock	10,090	10,090	3	10,095	10,095	3

Financial liabilities
Deposits	3,219,764	3,227,827	3	3,153,193	3,162,288	3
FHLB advances	126,401	131,039	3	126,730	131,280	3
Short-term borrowings	192,365	192,365	3	180,416	180,416	3
Structured repurchase agreements	53,026	58,384	3	53,039	58,901	3
Subordinated debentures	30,929	30,929	3	30,929	30,929	3
Accrued interest payable	1,265	1,265	3	1,322	1,322	3
Unrecognized financial instruments (net of
contractual value)
Commitments to originate loans	—	—	3	—	—	3
Letters of credit	64	64	3	84	84	3
Lines of credit	—	—	3	—	—	3

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

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Financial Condition:

	Location in	Fair Value
	Consolidated Statements	March 31,	December 31,
	of Financial Condition	2013	2012
		(In Thousands)
Asset Derivatives
Derivatives not designated
as hedging instruments

Interest rate products	Prepaid expenses and other assets	$1,928	$2,112

Total derivatives not designated
as hedging instruments		$1,928	$2,112

Liability Derivatives
Derivatives not designated
as hedging instruments

Interest rate products	Accrued expenses and other liabilities	$1,915	$2,160

Total derivatives not designated
as hedging instruments		$1,915	$2,160

Nondesignated Hedges

None of the Company’s derivatives are designated in qualifying hedging relationships.  Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain loan customers, which the Company began offering during the fourth quarter of 2011.  The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions.  As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  As of March 31, 2013, the Company had 20 interest rate swaps totaling $91.8 million with commercial customers, and 20 interest rate swaps with the same notional amount with third parties related to this program.  As of December 31, 2012, the Company had 16 interest rate swaps totaling $81.7 million with commercial customers, and 16 interest rate swaps with the same notional amount with third parties related to this program.  During the three months ended March 31, 2013 and 2012, the Company recognized a net gain of $61,000 and $96,000, respectively, in noninterest income related to changes in the fair value of these swaps.

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

As of March 31, 2013, the termination value of derivatives in a net liability position, which included accrued interest but excluded any adjustment for nonperformance risk, related to these agreements was $1.9 million.  The Company has minimum collateral posting thresholds with its derivative counterparties.  At March 31, 2013, the Company’s activity with its derivative counterparties had met the level in which the minimum collateral posting thresholds take effect and the Company had posted $3.1 million of collateral to satisfy the agreement.  If the Company had breached any of these provisions at March 31, 2013, it could have been required to settle its obligations under the agreements at the termination value.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

When used in this Quarterly Report on Form 10-Q and in other filings by the Company with the Securities and Exchange Commission (the "SEC"), in the Company's press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "intends" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including, among other things, (i) expected cost savings, synergies and other benefits from the Company’s merger and acquisition activities, might not be realized within the anticipated time frames or at all, and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, might be greater than expected; (ii) changes in economic conditions, either nationally or in the Company’s market areas; (iii) fluctuations in interest rates; (iv) the risks of lending and investing activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses; (v) the possibility of other-than-temporary impairments of securities held in the Company’s securities portfolio; (vi) the Company’s ability to access cost-effective funding; (vii) fluctuations in real estate values and both residential and commercial real estate market conditions; (viii) demand for loans and deposits in the Company’s market areas; (ix) legislative or regulatory changes that adversely affect the Company’s business, including, without limitation, the Dodd-Frank Wall Street Reform and Consumer Protection Act and its implementing regulations, and the overdraft protection regulations and customers’ responses thereto; (x) monetary and fiscal policies of the Federal Reserve Board and the U.S. Government and other governmental initiatives affecting the financial services industry; (xi) results of examinations of the Company and the Bank by their regulators, including the possibility that the regulators may, among other things, require the Company to increase its allowance for loan losses or to write-down assets; (xii) the uncertainties arising from the Company’s participation in the Small Business Lending Fund program, including uncertainties concerning the potential future redemption by us of the U.S. Treasury’s preferred stock investment under the program, including the timing of, regulatory approvals for, and conditions placed upon, any such redemption; (xiii) costs and effects of litigation, including settlements and judgments; and (xiv) competition.  The Company wishes to advise readers that the factors listed above and other risks described from time to time in the Company’s filings with the SEC could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

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

Additional discussion of the allowance for loan losses is included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012, under the section titled "Item 1. Business - Allowances for Losses on Loans and Foreclosed Assets." Inherent in this process is the evaluation of individual significant credit relationships. From time to time certain credit relationships may deteriorate due to payment performance, cash flow of the borrower, value of collateral, or other factors. In these instances, management may have to revise its loss estimates and assumptions for these specific credits due to changing circumstances. In some cases, additional losses may be realized; in other instances, the factors that led to the deterioration may improve or the credit may be refinanced elsewhere and allocated allowances may be released from the particular credit. For the periods included in the financial statements contained in this report, management's overall methodology for evaluating the allowance for loan losses has not changed significantly.

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

Goodwill and Intangible Assets

Goodwill and intangibles assets that have indefinite useful lives are subject to an impairment test at least annually and more frequently if circumstances indicate their value may not be recoverable. Goodwill is tested for impairment using a process that estimates the fair value of each of the Company’s reporting units compared with its carrying value. The Company defines reporting units as a level below each of its operating segments for which there is discrete financial information that is regularly reviewed. As of March 31, 2013, the Company has one reporting unit to which goodwill has been allocated – the Bank.  If the fair value of a reporting unit exceeds its carrying value, then no impairment is recorded. If the carrying value amount exceeds the fair value of a reporting unit, further testing is completed comparing the implied fair value of the reporting unit’s goodwill to its carrying value to measure the amount of impairment. Intangible assets that are not amortized will be tested for impairment at least annually by comparing the fair values of those assets to their carrying values. At March 31, 2013, goodwill consisted of $379,000 at the Bank reporting unit. Other identifiable intangible assets that are subject to amortization are amortized on a straight-line basis over periods ranging from three to seven years. At March 31, 2013, the amortizable intangible assets consisted of core deposit intangibles of $5.1 million.  These amortizable intangible assets are reviewed for impairment if circumstances indicate their value may not be recoverable based on a comparison of fair value.

While the Company believes no impairment existed at March 31, 2013, different conditions or assumptions used to measure fair value of reporting units, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of the Company’s impairment evaluation in the future.

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

In the three months ended March 31, 2013, Great Southern's total assets increased $81.9 million, or 2.1%, from $3.96 billion at December 31, 2012, to $4.04 billion at March 31, 2013. Full details of the current period changes in total assets are provided in the “Comparison of Financial Condition at March 31, 2013 and December 31, 2012” section of this Quarterly Report on Form 10-Q.

Loans.  In the three months ended March 31, 2013, net loans increased $15.6 million, or 0.7%, from $2.32 billion at December 31, 2012, to $2.34 billion at March 31, 2013.  Partially offsetting the increases in loans were decreases of $35.9 million in the FDIC-covered loan portfolios.  Excluding covered loans and mortgage loans held for sale, total loans increased $52.2 million, primarily due to increases in commercial real estate, commercial business, consumer and multi-family residential loans, partially offset by a decrease in one-to four-family residential loans.  As loan demand is affected by a variety of factors, including general economic conditions, and because of the competition we face and our focus on pricing discipline and credit quality, we cannot be assured that our loan growth will match or exceed the level of increases achieved in prior years.  Based upon the current lending environment and economic conditions, the Company does not expect to grow the overall loan portfolio significantly at this time.  The Company's strategy continues to be focused on maintaining credit risk and interest rate risk at appropriate levels.

While our policy allows us to lend up to 95% of the appraised value on single-family properties and up to 90% on two- to four-family residential properties, originations of loans with loan-to-value ratios at those levels are minimal.  When they are made at those levels, private mortgage insurance is typically required for loan amounts above the 80% level or our analyses determined minimal risk to be involved and therefore these loans are not considered to have more risk to us than other residential loans.  We consider these lending practices to be consistent with or more conservative than what we believe to be the norm for banks our size.  At March 31, 2013 and December 31, 2012, an estimated 0.1% and 0.2%, respectively, of total owner occupied one- to four-family residential loans had loan-to-value ratios above 100% at origination.  At March 31, 2013 and December 31, 2012, an estimated 0.7% and 0.8%, respectively, of total non-owner occupied one- to four-family residential loans had loan-to-value ratios above 100% at origination.

At March 31, 2013 troubled debt restructurings totaled $45.7 million, or 1.9% of total loans, down $1.1 million from $46.8 million, or 2.0% of total loans, at December 31, 2012.  This elevated level of troubled debt restructurings is primarily due to the continuing effects of the recent economic downturn and the resulting increased number of borrowers experiencing financial difficulty.  Concessions granted to borrowers experiencing financial difficulties may include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.  While the types of concessions made have not changed as a result of the economic recession, the number of concessions granted has increased as reflected in the increase in troubled debt restructurings.  During the three months ended March 31, 2013, one loan totaling $1.9 million was restructured into multiple new loans.  During the year ended December 31, 2012, eleven loans totaling $38.0 million were each restructured into multiple new loans.  For further information on troubled debt restructurings, see Note 7 of the Notes to Consolidated Financial Statements contained in this report.

The loss sharing agreements with the FDIC are subject to limitations on the types of losses covered and the length of time losses are covered, and are conditioned upon the Bank complying with its requirements in the agreements with the FDIC, including requirements regarding servicing and other loan administration matters.  The loss sharing agreements extend for ten years for single family real estate loans and for five years for other loans.  At March 31, 2013, approximately six years remain on the loss sharing agreement for single family real estate loans acquired from TeamBank and the remaining loans have an estimated average life of two to eleven years.  At March 31, 2013, approximately seven years remain on the loss sharing agreement for single family real estate loans acquired from Vantus Bank and the remaining loans have an estimated average life of two to thirteen years.   At March 31, 2013, approximately eight and one half years remain on the loss sharing agreement for single family real estate loans acquired from Sun Security Bank and the remaining loans have an estimated average life of four to eleven years.  At March 31, 2013, approximately nine years remain on the loss sharing agreement for single family real estate loans acquired from InterBank and the remaining loans have an estimated average life of six to fourteen years.    At March 31, 2013, approximately one year remains on the loss sharing agreement for non-single family loans acquired from TeamBank and the remaining loans are have an estimated average life of one to five years.  At March 31, 2013, approximately one and one half years remain on the loss sharing agreement for non-single family loans acquired from Vantus Bank and the remaining loans have an estimated average life of two to five years.  At March 31, 2013, approximately three and one half years remain on the loss sharing agreement for non-single family loans acquired from Sun Security Bank and the remaining loans have an estimated average life of one to two years.  At March 31, 2013, approximately four years remain on the loss sharing agreement for non-single family loans acquired from InterBank and the remaining loans have an estimated average life of three to four years.  While the expected repayments for certain of the acquired loans extend beyond the terms of the loss sharing agreements, the Bank has identified and will continue to identify problem loans and will make every effort to resolve them within the time limits of the agreements.  The Company may sell any loans remaining at the end of the loss sharing agreement subject to the approval of the FDIC.  Acquired loans are currently included in the analysis and estimation of the allowance for loan losses.  However, when the loss sharing agreements end, the allowance for loan losses related to any acquired loans retained in the portfolio may need to increase.  The loss sharing agreements and their related limitations are described in detail in Note 8 of the Notes to Consolidated Financial Statements in this report.

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

Available-for-sale Securities.  In the three months ended March 31, 2013, Great Southern's available-for-sale securities increased $7.7 million, or 1.0%, from $807.0 million at December 31, 2012, to $814.7 million at March 31, 2013.  The increase was primarily due to purchases of mortgage-backed securities for pledging needs, which increased $12.8 million, or 2.2%, partially offset by calls, maturities and sales of state and political subdivision bonds, which decreased $3.9 million, or 3.2%.

Cash and Cash Equivalents.  Great Southern had cash and cash equivalents of $481.3 million at March 31, 2013, an increase of $77.1 million, or 19.1%, from $404.1 million at December 31, 2012. The increase in cash and cash equivalents during the period was due to an increase in total deposits, primarily due to seasonal deposits of specific Bank customers.

Deposits.  The Company attracts deposit accounts through its retail branch network, correspondent banking and corporate services areas, and brokered deposits. The Company then utilizes these deposit funds, along with Federal Home Loan Bank (FHLBank) advances and other borrowings, to meet loan demand or otherwise fund its activities. In the three months ended March 31, 2013, total deposit balances increased $66.6 million, or 2.1%.  Transaction accounts increased $138.8 million, while retail certificates of deposit decreased $54.2 million, and total brokered deposits (excluding CDARS accounts) remained unchanged.  Great Southern Bank customer deposits totaling $91.1 million and $109.1 million, at March 31, 2013 and December 31, 2012, respectively, were part of the CDARS program which allows bank customers to maintain balances in an insured manner that would otherwise exceed the FDIC deposit insurance limit. The FDIC considers these customer accounts to be brokered deposits due to the fees paid in the CDARS program.  The Company did not actively try to grow CDARS customer deposits during the current period and decreased interest rates offered on these deposits during the three months ended March 31, 2013.

Our deposit balances may fluctuate from time to time depending on customer preferences and our relative need for funding.  The transition in deposit types from time deposits to transaction deposits benefits our net interest margin by generally reducing our cost of funds.  We do not consider our retail certificates of deposit to be guaranteed long-term funding because customers can withdraw their funds at any time with minimal interest penalty.  When loan demand begins trending upward, we can increase rates paid on deposits to increase deposit balances and may again utilize brokered deposits to provide necessary funding.  Because the Federal Funds rate is already very low, there may be a negative impact on the Company’s net interest income due to the Company’s inability to lower its funding costs significantly in the current low interest rate environment, although interest rates on assets may decline further.  The level of competition for deposits in our markets is high. While it is our goal to gain checking account and retail certificate of deposit market share in our branch footprint, we cannot be assured of this in future periods.  In addition, while we have been generally lowering our deposit rates over the past several quarters, increasing rates paid on deposits can help to attract deposits if needed; however, this could negatively impact the Company’s net interest margin.

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

Net Interest Income and Interest Rate Risk Management.  Our net interest income may be affected positively or negatively by interest rate changes in the market. A large portion of our loan portfolio is tied to the "prime rate" and adjusts immediately when this rate adjusts (subject to the effect of loan interest rate floors, which are discussed below). We monitor our sensitivity to interest rate changes on an ongoing basis (see "Item 3. Quantitative and Qualitative Disclosures About Market Risk").  In addition, our net interest income may be impacted by changes in the cash flows expected to be received from acquired loan pools.  As described in Note 8 of the Notes to the Consolidated Financial Statements in this report, the Company’s evaluation of cash flows expected to be received from acquired loan pools is on-going and increases in cash flow expectations are recognized as increases in accretable yield through interest income.  Decreases in cash flow expectations are recognized as impairments through the allowance for loan losses.

The current level and shape of the interest rate yield curve poses challenges for interest rate risk management. The FRB last changed interest rates on December 16, 2008. Great Southern has a significant portfolio of loans which are tied to a "prime rate" of interest. Many of these loans are tied to some national index of "prime," while others are indexed to "Great Southern prime." The Company has elected to leave its “Great Southern prime rate” of interest at 5.00%. This does not affect a large number of customers, as a majority of the loans indexed to “Great Southern prime” are already at interest rate floors which are provided for in individual loan documents. But for the interest rate floors, a rate cut by the FRB generally would have an anticipated immediate negative impact on the Company’s net interest income due to the large total balance of loans which generally adjust immediately as the Federal Funds rate adjusts. Loans at their floor rates are subject to the risk that borrowers will seek to refinance elsewhere at the lower market rate, however.  Because the Federal Funds rate is already very low, there may also be a negative impact on the Company's net interest income due to the Company's inability to lower its funding costs significantly in the current environment, although interest rates on assets may decline further. Conversely, interest rate increases would normally result in increased interest rates on our prime-based loans.  The interest rate floors in effect may limit the immediate increase in interest rates on these loans, until such time as rates rise above the floors.  However, the Company may have to increase rates paid on deposits to maintain deposit balances and pay higher rates on borrowings.  The impact of the low rate environment on our net interest margin in future periods is expected to be fairly neutral.  As our time deposits mature in future periods, we expect to be able to continue to reduce rates somewhat as they renew.  However, any margin gained by these rate reductions is likely to be offset by reduced yields from our investment securities as payments are made on our mortgage-backed securities and the proceeds are reinvested at lower rates.  Similarly, interest rates on adjustable rate loans may reset lower according to their contractual terms and new loans may be originated at lower market rates.  For further discussion of the processes used to manage our exposure to interest rate risk, see Item 3. “Quantitative and Qualitative Disclosures About Market Risk – How We Measure the Risks to Us Associated with Interest Rate Changes.”

The negative impact of declining loan interest rates has been mitigated by the positive effects of the Company’s loans that have interest rate floors. At March 31, 2013, the Company had a portfolio (excluding loans acquired in FDIC-assisted transactions) of prime-based loans totaling approximately $554 million with rates that change immediately with changes to the prime rate of interest. Of this total, $511 million also had interest rate floors. These floors were at varying rates, with $19 million of these loans having floor rates of 7.0% or greater and another $343 million of these loans having floor rates between 5.0% and 7.0%. In addition, $149 million of these loans have floor rates between 3.25% and 5.0%.  At March 31, 2013, all of these loans were at their floor rates.  The loan yield for the total loan portfolio was approximately 203 basis points higher than the national “prime rate of interest” at March 31, 2013, partly because of these interest rate floors.  While interest rate floors have had an overall positive effect on the Company’s results during this period, they do subject the Company to the risk that borrowers will elect to refinance their loans with other lenders.  To the extent economic conditions improve, the likelihood that borrowers will seek to refinance their loans increases.

Non-Interest Income and Operating Expenses.  The Company's profitability is also affected by the level of its non-interest income and operating expenses. Non-interest income consists primarily of service charges and ATM fees,  accretion income (net of amortization) related to the FDIC-assisted acquisitions, late charges and prepayment fees on loans, gains on sales of loans and available-for-sale investments and other general operating income.  In 2013 and 2012, increases in the cash flows expected to be collected from the FDIC-covered loan portfolios resulted in amortization (expense) recorded relating to reductions of expected reimbursements under the loss sharing agreements with the FDIC, which are recorded as indemnification assets.  Non-interest income may also be affected by the Company's interest rate hedging activities, if the Company chooses to implement hedges.  Operating expenses consist primarily of salaries and employee benefits, occupancy-related expenses, expenses related to foreclosed assets, postage, FDIC deposit insurance, advertising and public relations, telephone, professional fees, office expenses and other general operating expenses.  Details of the current period changes in non-interest income and non-interest expense are provided in the “Results of Operations and Comparison for the Three months Ended March 31, 2013 and 2012” section of this Quarterly Report on Form 10-Q.

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

Business Initiatives

Several initiatives have been completed or are underway related to the Company’s banking center network. In March 2013, a new banking center in Downtown Springfield opened, which replaced a leased facility two blocks away. Great Southern operated from this new location at 331 South Ave. in the 1960’s through the 1980’s. Construction has begun to build a full-service banking center in a commercial district in Omaha, Neb. In addition to the banking center, a commercial lending team will be housed in this facility. The facility is expected to be open in fall 2013. The Company currently operates three banking centers in the Omaha metropolitan area – two in Bellevue and one in Fort Calhoun. In Maple Grove, Minn., the Company recently purchased property for a new banking center site. Expected to open in late 2013, the new banking center will replace the leased banking center at 13601 80th Cir. N., which is a short distance away. The Company also purchased a commercial building and lot in Ava, Mo., which will replace the current bank-owned property at 101 N. Jefferson less than a mile away.  This location is also expected to open in the fall 2013.

In January 2013, the Company introduced Mobile Check Deposit, a smartphone application-based service enabling customers to conveniently deposit a paper check to their checking account by utilizing a smartphone camera.  A new and more interactive Company web site, www.GreatSouthernBank.com, was launched at the end of April 2013.

With strong capital and liquidity levels, the Company is well-positioned to lend.  Key commercial lenders have been hired in Des Moines, Omaha and Kansas City with quality loan production expected  to increase in these markets.  The Company is also actively seeking to hire a commercial lender in the Minneapolis-St. Paul area.

Great Southern Bancorp, Inc. will hold its 24th Annual Meeting of Shareholders at 10:00 a.m. CDT on Wednesday, May 15, 2013, at the Great Southern Operations Center, 218 S. Glenstone, Springfield, Mo.  Holders of Great Southern Bancorp, Inc. common stock at the close of business on the record date, March 1, 2013, can vote at the annual meeting, either in person or by proxy. Material to be presented at the Annual Meeting will be available on the Company’s website, www.GreatSouthernBank.com, prior to the start of the meeting.

The common stock of Great Southern Bancorp, Inc., is listed on the Nasdaq Global Select Market under the symbol “GSBC”. The last reported sale price of GSBC common stock in the quarter ended March 31, 2013, was $24.39.

Headquartered in Springfield, Mo., Great Southern offers a broad range of banking, investment, insurance and travel services to customers and clients. The Company operates 107 banking centers and more than 200 ATMs in Missouri, Arkansas, Iowa, Kansas, Minnesota and Nebraska.

Comparison of Financial Condition at March 31, 2013 and December 31, 2012

During the three months ended March 31, 2013, the Company increased total assets by $81.9 million to $4.04 billion.  Most of the increase was attributable to increases in cash and cash equivalents, loans receivable and available-for-sale-securities, partially offset by decreases in the FDIC indemnification asset.  Net loans increased $15.6 million from December 31, 2012, to $2.34 billion at March 31, 2013.  Excluding covered loans and mortgage loans held for sale, total loans increased $52.2 million from December 31, 2012, to March 31, 2013, primarily in the areas of commercial real estate loans, commercial business loans, consumer loans and other residential loans, partially offset by a decrease in one-to four-family residential loans.  Offsetting these increases were decreases in net loans acquired through FDIC-assisted transactions of $35.9 million, or 6.8%.  The Company's strategy continues to be focused on maintaining credit risk and interest rate risk at appropriate levels given the current credit and economic environments.

Cash and cash equivalents increased $77.1 million as compared to December 31, 2012, as the Company had excess liquidity resulting from increases in deposits, primarily due to seasonal deposits of specific Bank customers.

The Company's available-for-sale securities increased $7.7 million compared to December 31, 2012.  The increase was primarily due to purchases of mortgage-backed securities for pledging needs, partially offset by calls, maturities and sales of state and political subdivision bonds.

The FDIC indemnification asset decreased $19.2 million from December 31, 2012, due primarily to the billing and collection of realized losses from the FDIC as well as estimated improved cash flows to be collected from the loan obligors, resulting in reductions in payments expected to be received from the FDIC.  The expected cash flows are further discussed in Note 8 of the Notes to Consolidated Financial Statements.

Total liabilities increased $75.8 million from $3.58 billion at December 31, 2012 to $3.66 billion at March 31, 2013.  The increase was primarily attributable to increases in deposits and securities sold under reverse re-purchase agreements with customers, partially offset by a decrease in current and deferred income taxes.  Total deposits increased $66.6 million from December 31, 2012.  Transaction account balances increased $138.8 million to $2.09 billion at March 31, 2013, up from $1.95 billion at December 31, 2012, while retail certificates of deposit decreased $54.2 million to $1.03 billion at March 31, 2013, down from $1.08 billion at December 31, 2012.  Since the second quarter of 2010, the Company’s transaction account balances have trended upward while retail certificates of deposit (excluding acquired deposits) have trended downward because of customer preference to have immediate access to funds during the current low interest rate environment, when excluding the effect of the deposits added from the 2011 and 2012 FDIC-assisted acquisitions.  Total brokered deposits (excluding CDARS customer account balances) were $10.0 million at March 31, 2013, unchanged from December 31, 2012.  In addition, at March 31, 2013 and December 31, 2012, Great Southern Bank customer deposits totaling $91.1 million and $109.1 million, respectively, were part of the CDARS program which allows bank customers to maintain balances in an insured manner that would otherwise exceed the FDIC deposit insurance limit. The FDIC counts these deposits as brokered, but these are deposit accounts that we generate with customers in our local markets. The Company did not actively try to grow CDARS customer deposits during the current period and decreased interest rates offered on these deposits during the three months ended March 31, 2013.

Securities sold under reverse repurchase agreements with customers increased $12.1 million from December 31, 2012, as these balances fluctuate over time.

Total stockholders' equity increased $6.0 million from $369.9 million at December 31, 2012 to $375.9 million at March 31, 2013.  The Company recorded net income of $8.4 million for the three months ended March 31, 2013, and common and preferred dividends declared were $2.6 million.  In addition, total stockholders’ equity increased $305,000 due to stock option exercises.

Results of Operations and Comparison for the Three Months Ended March 31, 2013 and 2012

General

Net income was $8.4 million for the three months ended March 31, 2013 compared to net income of $7.5 million for the three months ended March 31, 2012. This increase of $897,000, or 12.0%, was primarily due to an increase in net interest income of $5.3 million, or 14.6%, and a decrease in provision for loan losses of $1.9 million, or 18.4%, partially offset by a decrease in non-interest income of $3.2 million, or 52.0%, an increase in non-interest expense of $2.0 million, or 7.8%, and an increase in provision for income taxes of $834,000, or 126.2%.  Net income available to common shareholders was $8.2 million and $7.4 million for the three months ended March 31, 2013 and 2012, respectively.

Total Interest Income

Total interest income increased $2.7 million, or 6.0%, during the three months ended March 31, 2013 compared to the three months ended March 31, 2012.  The increase was due to a $4.9 million increase in interest income on loans, partially offset by a $2.2 million decrease in interest income on investments and other interest-earning assets.  Interest income on loans increased primarily due to an increase in average loan balances, and also an increase in the additional expected cash flows to be received from the FDIC-acquired loan pools and the resulting adjustment to accretable yield which were previously discussed in Note 8 of the Notes to Consolidated Financial Statements. Interest income from investment securities and other interest-earning assets decreased during the three months ended March 31, 2013 primarily due to lower average rates of interest and lower average balances. The lower average investment yields were primarily a result of lower yields on mortgage-backed securities as interest rates reset downward.  Prepayments on the mortgages underlying these securities resulted in amortization of premiums which also reduced yields.

Interest Income – Loans

During the three months ended March 31, 2013 compared to the three months ended March 31, 2012, interest income on loans increased due to higher average balances and higher average interest rates.  Interest income increased $3.4 million as the result of higher average loan balances, which increased from $2.19 billion during the quarter ended March 31, 2012, to $2.39 billion during the quarter ended March 31, 2013.  The higher average balances were primarily due to the loans acquired in the InterBank FDIC-assisted transaction.

Interest income increased $1.5 million as a result of higher average interest rates on loans.  The average yield on loans increased from 6.96% during the three months ended March 31, 2012, to 7.25% during the three months ended March 31, 2013.  This increase was due to a higher amount of accretion income in the current year period compared to the prior year period resulting from the increases in expected cash flows to be received from the FDIC-acquired loan pools as previously discussed in Note 8 of the Notes to Consolidated Financial Statements.  On an on-going basis the Company estimates the cash flows expected to be collected from the acquired loan pools. This cash flows estimate has increased, based on the payment histories and reduced loss expectations of the loan pools, resulting in a total of $138.0 million of adjustments to be spread on a level-yield basis over the remaining expected lives of the loan pools. The increases in expected cash flows also reduced the amount of expected reimbursements under the loss sharing agreements with the FDIC, which are recorded as indemnification assets. Therefore, the expected indemnification assets have also been reduced, resulting in a total of $117.3 million of adjustments to be amortized on a comparable basis over the remainder of the loss sharing agreements or the remaining expected life of the loan pools, whichever is shorter.  For the quarters ended March 31, 2013 and 2012, the adjustments increased interest income by $10.4 million and $6.2 million, respectively, and decreased non-interest income by $8.3 million and $4.5 million, respectively.  The net impact to pre-tax income was $2.1 million and $1.7 million, respectively, for the quarters ended March 31, 2013 and 2012.  Because the adjustments will be recognized over the estimated remaining lives of the loan pools and the remainder of the loss sharing agreements, respectively, they will impact future periods as well.  As of March 31, 2013, the remaining accretable yield adjustment that will affect interest income is $23.6 million and the remaining adjustment to the indemnification assets that will affect non-interest income (expense) is $(18.4) million.  Of the remaining adjustments, we expect to recognize $12.3 million of interest income and $(10.8) million of non-interest income (expense) in the remainder of 2013.  Additional adjustments may be recorded in future periods from the FDIC-assisted transactions, as the Company continues to estimate expected cash flows from the acquired loan pools.  Apart from the yield accretion, the average yield on loans was 5.48% for the three months ended March 31, 2013, down from 5.83% for the three months ended March 31, 2012, as a result of normal amortization of higher-rate loans and new loans that were made at current lower market rates.

Interest Income – Investments and Other Interest-earning Assets

Interest income on investments and other interest-earning assets decreased in the three months ended March 31, 2013 compared to the three months ended March 31, 2012. Interest income decreased $1.7 million due to a decrease in average interest rates from 2.14% during the three months ended March 31, 2012, to 1.55% during the three months ended March 31, 2013. Interest income decreased $551,000 as a result of a decrease in average balances from $1.26 billion during the three months ended March 31, 2012, to $1.20 billion during the three months ended March 31, 2013.  Average balances of securities decreased due primarily to the normal monthly payments received on the portfolio of mortgage-backed securities and the sale of securities during 2012, while average interest-earning deposits increased slightly.

The Company’s interest-earning deposits and non-interest-earning cash equivalents currently earn very low or no yield and therefore negatively impact the Company’s net interest margin. At March 31, 2013, the Company had cash and cash equivalents of $481.3 million compared to $404.1 million at December 31, 2012.  See "Net Interest Income" for additional information on the impact of this interest activity.

Total Interest Expense

Total interest expense decreased $2.7 million, or 33.9%, during the three months ended March 31, 2013, when compared with the three months ended March 31, 2012, due to a decrease in interest expense on deposits of $2.3 million, or 39.0%, a decrease in interest expense on FHLBank advances of $300,000, or 23.6%, a decrease in interest expense on short-term and structured repo borrowings of $104,000, or 15.1%, and a decrease in interest expense on subordinated debentures issued to capital trusts of $19,000, or 12.0%.

Interest Expense – Deposits

Interest expense on demand deposits decreased $1.4 million due to a decrease in average rates from 0.67% during the three months ended March 31, 2012, to 0.29% during the three months ended March 31, 2013. The average interest rates decreased due to lower overall market rates of interest since March 31, 2012 and because the Company continued to pay lower rates in line with the market during the three months ended March 31, 2013 when compared to the same period in 2012.  Market rates of interest on checking and money market accounts have decreased since late 2007 when the FRB began reducing short-term interest rates.  Interest expense on demand deposits increased $509,000 due to an increase in average balances from $1.24 billion during the three months ended March 31, 2012, to $1.63 billion during the three months ended March 31, 2013. The increase in average balances of demand deposits was primarily a result of the InterBank acquisition in April of 2012 and customer preference to transition from time deposits to demand deposits.

Interest expense on time deposits decreased $1.0 million as a result of a decrease in average rates of interest from 1.15% during the three months ended March 31, 2012, to 0.81% during the three months ended March 31, 2013 due to a reduction in market rates of interest.  A large portion of the Company’s certificate of deposit portfolio matures within one year and therefore reprices fairly quickly; this is consistent with the portfolio over the past several years.  Interest expense on time deposits decreased $360,000 due to a decrease in average balances of time deposits from $1.30 billion during the three months ended March 31, 2012, to $1.17 billion during the three months ended March 31, 2013.  As previously mentioned, the decrease in average balances of time deposits was due to customer preference to transition from time deposits to demand deposits.  Also contributing to the decrease was the decrease in CDARS deposits of $187.4 million compared to March 31, 2012.

Interest Expense – FHLBank Advances, Short-term Borrowings and Structured Repo Borrowings and Subordinated Debentures Issued to Capital Trusts

During the three months ended March 31, 2013 compared to the three months ended March 31, 2012, interest expense on FHLBank advances decreased due to lower average balances, partially offset by higher average rates.  Interest expense on FHLBank advances decreased $402,000 due to a decrease in average balances from $179 million during the three months ended March 31, 2012, to $127 million during the three months ended March 31, 2013. This decrease was primarily due to repayments of maturing advances.  Partially offsetting this decrease was an increase in interest expense on FHLBank advances of $102,000 due to an increase in average interest rates from 2.86% in the three months ended March 31, 2012, to 3.12% in the three months ended March 31, 2013.  Most of the remaining advances are fixed-rate and are subject to penalty if paid off prior to maturity.

Interest expense on short-term and structured repo borrowings decreased $81,000 due to a decrease in average rates on short-term borrowings from 1.03% in the three months ended March 31, 2012, to 0.91% in the three months ended March 31, 2013.  Interest expense on short-term and structured repo borrowings decreased $23,000 due to a decrease in average balances from $269 million during the three months ended March 31, 2012, to $260 million during the three months ended March 31, 2013.  The decrease in balances of short-term borrowings was primarily due to decreases in average securities sold under repurchase agreements with the Company's deposit customers which tend to fluctuate.

Interest expense on subordinated debentures issued to capital trusts decreased $19,000 due to a decrease in average rates from 2.07% in the three months ended March 31, 2012, to 1.84% in the three months ended March 31, 2013.  These debentures are not subject to an interest rate swap; however, they are variable-rate debentures and bear interest at an average rate of three-month LIBOR plus 1.57%, adjusting quarterly.

Net Interest Income

Net interest income for the three months ended March 31, 2013 increased $5.3 million to $42.1 million compared to $36.8 million for the three months ended March 31, 2012. Net interest margin was 4.76% in the three months ended March 31, 2013, compared to 4.29% in the three months ended March 31, 2012, an increase of 47 basis points, or 11.0%.  In both three-month periods, the Company’s margin was positively impacted primarily by the increases in expected cash flows to be received from the FDIC-acquired loan pools and the resulting increase to accretable yield which were previously discussed in Note 8 of the Notes to Consolidated Financial Statements. The positive impact of these changes on the three months ended March 31, 2013 and 2012 were increases in interest income of $10.4 million and $6.2 million, respectively, and increases in net interest margin of 118 basis points and 72 basis points, respectively.  Excluding the positive impact of the additional yield accretion, net interest margin increased one basis point during the three months ended March 31, 2013, primarily due to increases in the average balance of loans, partially offset by decreases in the rates paid on deposits.  During 2012 and 2013, lower-rate transaction deposits increased as customers added to existing accounts or new customer accounts were opened, while higher-rate brokered deposits decreased and retail time deposits renewed at lower rates of interest.  The Company has also experienced decreases in yields on loans and investments, excluding the yield accretion income discussed above, when compared to the year-ago quarter.  Existing loans continue to repay, and in many cases new loans originated are at rates which are lower than the rates on those repaying loans and may be lower than existing portfolio rates.

The Company's overall interest rate spread increased 53 basis points, or 12.8%, from 4.16% during the three months ended March 31, 2012, to 4.69% during the three months ended March 31, 2013. The gross change was due to a 14 basis point increase in the weighted average yield on interest-earning assets and a 39 basis point decrease in the weighted average rate paid on interest-bearing liabilities. In comparing the two periods, the yield on loans increased 29 basis points while the yield on investment securities and other interest-earning assets decreased 59 basis points. The rate paid on deposits decreased 40 basis points, the rate paid on subordinated debentures issued to capital trusts decreased 23 basis points, the rate paid on short-term borrowings decreased 12 basis points, and the rate paid on FHLBank advances increased 25 basis points.

For additional information on net interest income components, refer to the "Average Balances, Interest Rates and Yields" table in this Quarterly Report on Form 10-Q.

Provision for Loan Losses and Allowance for Loan Losses

Management records a provision for loan losses in an amount it believes sufficient to result in an allowance for loan losses that will cover current net charge-offs as well as risks believed to be inherent in the loan portfolio of the Bank. The amount of provision charged against current income is based on several factors, including, but not limited to, past loss experience, current portfolio mix, actual and potential losses identified in the loan portfolio, economic conditions, and internal as well as external reviews.  Based on the Company’s current assessment of these factors and their expected impact on the loan portfolio, management believes that provision expenses and net charge-offs in 2013 will likely be less than those in 2012 with decreases more pronounced in the second half of  the year.  As noted previously, the levels of non-performing assets, potential problem loans, loan loss provisions and net charge-offs fluctuate from period to period and are difficult to predict.

Weak economic conditions, higher inflation or interest rates, or other factors may lead to increased losses in the portfolio and/or requirements for an increase in loan loss provision expense.  Management long ago established various controls in an attempt to limit future losses, such as a watch list of possible problem loans, documented loan administration policies and a loan review staff to review the quality and anticipated collectability of the portfolio. Additional procedures provide for frequent management review of the loan portfolio based on loan size, loan type, delinquencies, ongoing correspondence with borrowers and problem loan work-outs.  Management determines which loans are potentially uncollectible, or represent a greater risk of loss, and makes additional provisions to expense, if necessary, to maintain the allowance at a satisfactory level.

The provision for loan losses decreased $1.9 million, from $10.1 million during the three months ended March 31, 2012, to $8.2 million during the three months ended March 31, 2013.  At March 31, 2013, the allowance for loan losses was $40.5 million, a decrease of $101,000 from December 31, 2012.  Net charge-offs were $8.3 million in the three months ended March 31, 2013, compared to $9.8 million in the three months ended March 31, 2012.  Excluding those related to loans covered by loss sharing agreements, net charge-offs were $6.1 million, with three relationships making up $4.2 million of the net charge-off total for the quarter ended March 31, 2013. General market conditions, and more specifically, real estate absorption rates and unique circumstances related to individual borrowers and projects also contributed to the level of provisions and charge-offs.  As loans and properties were categorized as potential problem loans, non-performing loans or foreclosed assets, evaluations were made of the value of these assets with corresponding charge-offs as appropriate.

Loans acquired in the 2009, 2011 and 2012 FDIC-assisted transactions are covered by loss sharing agreements between the FDIC and Great Southern Bank which afford Great Southern Bank at least 80% protection from losses in the acquired portfolio of loans.  The FDIC loss sharing agreements are subject to limitations on the types of losses covered and the length of time losses are covered and are conditioned upon the Bank complying with its requirements in the agreements with the FDIC.  These limitations are described in detail in Note 8 of the Notes to Consolidated Financial Statements. The acquired loans were grouped into pools based on common characteristics and were recorded at their estimated fair values, which incorporated estimated credit losses at the acquisition dates.  These loan pools are systematically reviewed by the Company to determine the risk of losses that may exceed those identified at the time of the acquisition.  Techniques used in determining risk of loss are similar to those used to determine the risk of loss for the legacy Great Southern Bank portfolio, with most focus being placed on those loan pools which include the larger loan relationships and those loan pools which exhibit higher risk characteristics. Review of the acquired loan portfolio also includes meetings with customers, review of financial information and collateral valuations to determine if any additional losses are apparent.  For the three months ended March 31, 2013, $2.2 million of the net charge-off total was related to loans covered by the loss sharing agreements with the FDIC.  Under these agreements, the FDIC will reimburse the Bank for 80% of the losses, so the Bank expects reimbursement of $1.8 million of this charge-off and has recorded income of this amount.  In addition, at March 31, 2013, an allowance for loan losses was established for different loan pools exhibiting risk of loss totaling $30,000.  Because of the loss sharing agreements, only 20% of the anticipated loss would be ultimately borne by the Bank.

The Bank's allowance for loan losses as a percentage of total loans, excluding loans covered by the FDIC loss sharing agreements, was 2.15% and 2.21% at March 31, 2013 and December 31, 2012, respectively.  Management considers the allowance for loan losses adequate to cover losses inherent in the Company's loan portfolio at March 31, 2013, based on recent reviews of the Company's loan portfolio and current economic conditions.  If economic conditions remain weak or deteriorate further, it is possible that additional loan loss provisions would be required, thereby adversely affecting future results of operations and financial condition.

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

As a result of changes in balances and composition of the loan portfolio, changes in economic and market conditions that occur from time to time, and other factors specific to a borrower's circumstances, the level of non-performing assets will fluctuate.  Non-performing assets, excluding FDIC-covered non-performing assets, at March 31, 2013, were $73.0 million, an increase of $388,000 from $72.6 million at December 31, 2012. Non-performing assets, excluding FDIC-covered assets, as a percentage of total assets were 1.81% at March 31, 2013, compared to 1.84% at December 31, 2012.

Compared to December 31, 2012, non-performing loans increased $2.7 million to $25.2 million and foreclosed assets decreased $2.3 million to $47.8 million.  Commercial real estate loans comprised $9.4 million, or 37.5%, of the total $25.2 million of non-performing loans at March 31, 2013, an increase of $1.1 million from December 31, 2012.  Non-performing other commercial loans increased $1.0 million in the three months ended March 31, 2013, and were $7.2 million, or 28.7%, of the total non-performing loans at March 31, 2013.  Non-performing other residential loans comprised $3.8 million, or 15.2%, of the total non-performing loans at March 31, 2013, an increase from $0 at December 31, 2012.  Non-performing one-to four-family residential loans decreased $1.3 million in the three months ended March 31, 2013, and were $3.1 million, or 12.1%, of the total non-performing loans at March 31, 2013.

Non-performing Loans.  Activity in the non-performing loans category during the three months ended March 31, 2013 was as follows:

	Beginning Balance, January 1	Additions to Non-Performing	Removed from Non- Performing	Transfers to Potential Problem Loans	Transfers to Foreclosed Assets	Charge-Offs	Payments	Ending Balance, March 31
	(In Thousands)
One- to four-family construction	$—	$—	$—	$—	$—	$—	$—	$—
Subdivision construction	2	—	—	—	—	—	—	2
Land development	2,471	258	—	—	(2,087)	—	(7)	635
Commercial construction	—	—	—	—	—	—	—	—
One- to four-family residential	4,409	238	—	(387)	(502)	(597)	(101)	3,060
Other residential	—	3,822	—	—	—	—	—	3,822
Commercial real estate	8,324	3,276	—	—	(468)	(1,437)	(254)	9,441
Commercial business	6,248	1,565	—	—	(107)	(348)	(135)	7,223
Consumer	1,024	450	(288)	—	(17)	(55)	(100)	1,014

Total	$22,478	$9,609	$(288)	$(387)	$(3,181)	$(2,437)	$(597)	$25,197

At March 31, 2013, the commercial real estate category included 13 loans, six of which were added during the quarter. The largest relationship in this category is comprised of four loans totaling $7.6 million, or 80.2%, of the total category, and is collateralized by three hotel buildings.  Two of these loans totaling $5.7 million, were classified as non-performing in a previous quarter. The other commercial category included nine loans, three of which were added during the quarter.  The largest relationship in this category, part of which was added during the previous quarter and part of which was added during the current quarter, was $4.1 million, or 56.5% of the total category, and is collateralized by property in the Branson, Mo., area.  The other residential category included one loan which was added during the quarter.  That loan was $3.8 million, and is collateralized by condominiums in the Branson, Mo., area.  The one- to four-family residential category included 29 loans, three of which were added during the quarter.

Potential Problem Loans.  Compared to December 31, 2012, potential problem loans decreased $10.3 million, or 20.8%. This decrease was due to $5.5 million in loans removed from potential problem loans due to improvements in the credits, $3.6 million in loans transferred to foreclosed assets, $3.2 million in charge-offs, $2.3 million in loans transferred to non-performing and $1.6 million in payments on potential problem loans, partially offset by the addition of $5.9 million of loans to potential problem loans.  Potential problem loans are loans which management has identified through routine internal review procedures as having possible credit problems that may cause the borrowers difficulty in complying with the current repayment terms.  These loans are not reflected in non-performing assets, but are considered in determining the adequacy of the allowance for loan losses.  Activity in the potential problem loans category during the three months ended March 31, 2013, was as follows:

	Beginning Balance, January 1	Additions to Potential Problem	Removed from Potential Problem	Transfers to Non-Performing	Transfers to Foreclosed Assets	Charge-Offs	Payments	Ending Balance, March 31
	(In Thousands)
One- to four-family construction	$—	$—	$—	$—	$—	$—	$—	$—
Subdivision construction	1,652	—	(76)	—	—	—	(4)	1,572
Land development	8,814	—	—	—	—	—	—	8,814
Commercial construction	—	—	—	—	—	—	—	—
One- to four-family residential	5,386	387	(959)	—	(105)	(244)	(699)	3,766
Other residential	8,487	851	(4,414)	—	—	(1,895)	—	3,029
Commercial real estate	21,913	3,807	—	(780)	(3,500)	(1,013)	(877)	19,550
Commercial business	3,042	855	—	(1,472)	—	(83)	(5)	2,337
Consumer	129	—	(56)	(5)	—	—	(15)	53

Total	$49,423	$5,900	$(5,505)	$(2,257)	$(3,605)	$(3,235)	$(1,600)	$39,121

At March 31, 2013, the commercial real estate category of potential problem loans included 13 loans.  The largest relationship in this category, which was added during a prior quarter, had a balance of $5.0 million, or 25.6% of the total category.  The relationship was collateralized by properties located in southwest Missouri. The second largest relationship in this category, a portion of which was added during the current quarter, had a balance of $5.0 million, or 25.5% and was collateralized by hotel buildings. The land development category included seven loans, none of which were added during the current quarter.  The largest relationship in this category, which was added during the previous quarter, totaled $6.0 million, or 67.9% of the total category, and was collateralized by property located in the Branson, Mo. area. The one- to four-family residential category included 33 loans, two of which were added during the current quarter. The largest relationship in this category, which was added during the quarter ended March 31, 2012, and included 13 loans, totaled $1.1 million, or 28.7% of the total category, and was collateralized by over 30 separate properties located in southwest Missouri.  The other residential category included three loans, one of which was added during the current quarter.  The largest relationship in this category, which was added during a previous quarter, totaled $1.5 million, or 48.2% of the total category, and was collateralized by properties located in the Branson, Mo., area.

Foreclosed Assets.  Of the total $65.3 million of foreclosed assets at March 31, 2013, $17.4 million represents the fair value of foreclosed assets acquired in the FDIC-assisted transactions in 2009, 2011 and 2012.  These acquired foreclosed assets are subject to the loss sharing agreements with the FDIC and, therefore, are not included in the following table and discussion of foreclosed assets.  Foreclosed assets have increased since the economic recession began in 2008.  During the three months ended March 31, 2013, economic growth was slow and the markets for land development and subdivision construction properties did not experience a recovery.  Because of this, we experienced continued higher levels of additions to foreclosed assets during the three months ended March 31, 2013.  Because sales of foreclosed properties exceeded additions, total foreclosed assets decreased.  Activity in foreclosed assets during the three months ended March 31, 2013 was as follows:

	Beginning Balance, January 1	Additions	ORE Sales	Capitalized Costs	ORE Write- Downs	Ending Balance, March 31
	(In Thousands)
One- to four-family construction	$627	$—	$(303)	$—	$—	$324
Subdivision construction	17,147	—	(1,263)	31	(192)	15,723
Land development	14,058	2,087	(758)	45	—	15,432
Commercial construction	6,511	—	(2,746)	—	—	3,765
One- to four-family residential	1,200	607	(361)	—	(28)	1,418
Other residential	7,232	—	—	—	—	7,232
Commercial real estate	2,738	3,968	(3,538)	—	—	3,168
Commercial business	160	—	(34)	—	—	126
Consumer	471	628	(474)	—	—	625

Total	$50,144	$7,290	$(9,477)	$76	$(220)	$47,813

At March 31, 2013, the subdivision construction category of foreclosed assets included 40 properties, the largest of which was located in the St. Louis, Mo. metropolitan area and had a balance of $3.4 million, or 21.9% of the total category.  Of the total dollar amount in the subdivision construction category, 14.6% and 13.7% is located in Branson, Mo., and Springfield, Mo., respectively. The land development category of foreclosed assets included 24 properties, the largest of which was located in northwest Arkansas and had a balance of $2.3 million, or 14.8% of the total category.  Of the total dollar amount in the land development category, 52.7% and 34.8% was located in northwest Arkansas and in the Branson, Mo., area, respectively, including the largest property previously mentioned.  The other residential category of foreclosed assets included 19 properties, 16 of which were all part of the same condominium community, which was located in Branson, Mo. and had a balance of $2.7 million, or 38.0% of the total category.  Of the total dollar amount in the other residential category, 76.7% was located in the Branson, Mo., area, including the largest property previously mentioned.

Non-interest Income

For the three months ended March 31, 2013, non-interest income decreased $3.2 million to $2.9 million when compared to the three months ended March 31, 2012, primarily as a result of the following items:

Amortization of indemnification asset:  There was a larger decrease to non-interest income from amortization related to business acquisitions compared to the prior year quarter.  The net amortization, an amount which reduces non-interest income, increased $4.1 million in the three months ended March 31, 2013, compared to the three months ended March 31, 2012.  As previously described in Note 8 of the Notes to the Consolidated Financial Statements, due to the increase in cash flows expected to be collected from the FDIC-covered loan portfolios, $8.3 million of amortization (decrease in non-interest income) was recorded in the quarter ended March 31, 2013.  This amortization (decrease in non-interest income) amount was up $3.8 million from the $4.5 million that was recorded in the quarter ended March 31, 2012, relating to reductions of expected reimbursements under the loss sharing agreements with the FDIC.  Offsetting this, the Bank had additional income from the accretion of the discount on the indemnification assets related to the FDIC-assisted acquisition involving InterBank, which was completed in April 2012.  Income from the accretion of the discount related to all of the acquisitions was $1.1 million for the three months ended March 31, 2013, compared to $2.7 million for the three months ended March 31, 2012.  In addition, as noted in the “Provision for Loans Losses and Allowance for Loan Losses” section above, the Bank recorded a loan loss provision of $2.2 million related to FDIC-covered loans during the quarter ended March 31, 2013.  Under the loss sharing agreements, the FDIC will reimburse the Bank for 80% of the losses, so the Bank has recorded income of approximately $1.8 million for that expected reimbursement.

Other income:   Other income increased $591,000 compared to the prior year.  The Bank received a payment of approximately $480,000 from MasterCard due to increased volume of debit card usage.  Depending on usage levels, the Bank could receive future payments from MasterCard.  In addition, the Bank sold a parcel of real estate that had been previously acquired as a possible branch location at a gain of approximately $730,000.  In the three months ended March 31, 2012, the Bank sold or utilized several state tax credits that resulted in a gain of $885,000 with no similar gain in the three months ended March 31, 2013.

Gains on sales of single-family loans: Gains on sales of single-family loans increased $279,000 compared to the prior year period.  This was due to an increase in originations of fixed-rate loans due to lower fixed rates, which were then sold in the secondary market.

Non-interest Expense

For the three months ended March 31, 2013, non-interest expense increased $1.9 million to $26.9 million, when compared to the three months ended March 31, 2012.  The increase was primarily due to the following items:

InterBank FDIC-assisted acquisition:  Non-interest expense increased $673,000 for the three months ended March 31, 2013, when compared to the three months ended March 31, 2012, due to operating costs related to the operations acquired in the FDIC-assisted acquisition involving the former InterBank on April 27, 2012.  This amount included salaries and benefits of $212,000 and occupancy and equipment expense of $274,000.

Salaries and employee benefits:  Salaries and employee benefits increased $685,000 compared to the prior year period.  As noted above, $212,000 of the increase is due to the salaries related to the former InterBank banking centers.  The remaining increase is due to continued internal growth of the Company, an increased number of employees, and salary increases for existing employees.

Foreclosure-related expenses:  Expenses on foreclosed assets increased $616,000 for the three months ended March 31, 2013, when compared to the three months ended March 31, 2012, due primarily to an increase in write-downs of carrying values of foreclosed assets and losses on sales of foreclosed assets.

Net occupancy expense:  Net occupancy expense increased $433,000 compared to the prior year quarter.  As noted above, $167,000 of the increase is due to the expenses related to the former InterBank locations and $51,000 of the increase is due to additional occupancy expense related to the Olathe, Kan., and West Republic Road, Springfield, Mo., banking centers, which were new locations that replaced existing locations during 2012.

Partnership tax credit:  The partnership tax credit expense increased $220,000 from the prior year period.  The Company has invested in certain federal low-income housing tax credits and federal new market tax credits.  These credits are typically purchased at 70-90% of the amount of the credit and are generally utilized to offset taxes payable over ten-year and seven-year periods, respectively.  During the three months ended March 31, 2013, tax credits used to reduce the Company’s tax expense totaled $1.9 million, up $275,000 from $1.6 million for the three months ended March 31, 2012.  These tax credits resulted in corresponding amortization expense of $1.4 million during the three months ended March 31, 2013, up $220,000 from $1.2 million for the three months ended March 31, 2012. The net result of these transactions was an increase to non-interest expense and a decrease to income tax expense, which positively impacted the Company’s effective tax rate, but negatively impacted the Company’s non-interest expense and efficiency ratio.

The Company’s efficiency ratio for the three months ended March 31, 2013, was 59.80% compared to 59.26% for the same period in 2012.  The increase in the ratio in the period was primarily due to the increases in non-interest expense described above.  The Company’s ratio of non-interest expense to average assets decreased from 2.79% for the three months ended March 31, 2012, to 2.69% for the three months ended March 31, 2013.  Average assets for the three months ended March 31, 2013 increased $149.8 million, or 3.9%, from the three months ended March 31, 2012.

Provision for Income Taxes

For the three months ended March 31, 2013, the Company’s effective tax rate was 15.1%, which was lower than the statutory federal tax rate of 35%, due primarily to the effects of the tax credits discussed above and to tax-exempt investments and tax-exempt loans which reduced the Company’s effective tax rate.  In future periods, the Company expects its effective tax rate typically will be approximately 12%-18% of pre-tax net income, assuming it continues to maintain or increase its use of investment tax credits.  The Company’s effective tax rate may fluctuate as it is impacted by the level and timing of the Company’s utilization of tax credits, the level of tax-exempt investments and loans and the overall level of pre-tax income.

Average Balances, Interest Rates and Yields

The following tables present, for the periods indicated, the total dollar amounts of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. Average balances of loans receivable include the average balances of non-accrual loans for each period. Interest income on loans includes the amortization of net loan fees, which were deferred in accordance with accounting standards. Fees included in interest income were $827,000 and $782,000 for the three months ended March 31, 2013 and 2012, respectively.  Tax-exempt income was not calculated on a tax equivalent basis. The table does not reflect any effect of income taxes.

	March 31, 2013(2)	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
		(Dollars in thousands)
Interest-earning assets:
Loans receivable:
One- to four-family residential	4.92%	$502,080	$9,543	7.71%	$361,024	$6,260	6.97%
Other residential	4.90	318,489	6,225	7.93	280,733	4,449	6.37
Commercial real estate	5.05	784,490	13,168	6.81	783,164	13,450	6.91
Construction	4.82	207,786	4,408	8.60	258,213	4,810	7.49
Commercial business	5.13	239,231	3,536	6.00	220,708	3,537	6.45
Other loans	6.28	282,032	5,025	7.23	220,392	4,425	8.07
Industrial revenue bonds (1)	5.65	59,618	873	5.94	66,370	966	5.86

Total loans receivable	5.28	2,393,726	42,778	7.25	2,190,604	37,897	6.96

Investment securities (1)	2.68	821,354	4,482	2.21	900,765	6,648	2.97
Other interest-earning assets	0.14	374,012	96	0.10	356,886	132	0.15

Total interest-earning assets	4.15	3,589,092	47,356	5.35	3,448,255	44,677	5.21
Non-interest-earning assets:
Cash and cash equivalents		87,401			77,487
Other non-earning assets		323,698			324,691
Total assets		$4,000,191			$3,850,433

Interest-bearing liabilities:
Interest-bearing demand and savings	0.26	$1,632,245	1,183	0.29	$1,241,670	2,069	0.67
Time deposits	0.78	1,167,947	2,344	0.81	1,302,867	3,715	1.15
Total deposits	0.47	2,800,192	3,527	0.51	2,544,537	5,784	0.91
Short-term borrowings and structured repurchase agreements	0.97	259,998	583	0.91	268,603	687	1.03
Subordinated debentures issued to capital trusts	1.87	30,929	140	1.84	30,929	159	2.07
FHLB advances	3.08	126,596	974	3.12	178,844	1,274	2.86

Total interest-bearing liabilities	0.63	3,217,715	5,224	0.66	3,022,913	7,904	1.05
Non-interest-bearing liabilities:
Demand deposits		385,458			490,364
Other liabilities		20,964			5,551
Total liabilities		3,624,137			3,518,828
Stockholders’ equity		376,054			331,605
Total liabilities and stockholders’ equity		$4,000,191			$3,850,433

Net interest income:
Interest rate spread	3.52%		$42,132	4.69%		$36,773	4.16%
Net interest margin*				4.76%			4.29%
Average interest-earning assets to average interest-bearing liabilities		111.5%			114.1%

_____________________
*	Defined as the Company’s net interest income divided by total interest-earning assets.

(1)
Of the total average balances of investment securities, average tax-exempt investment securities were $81.3 million and $105.8 million for the three months ended March 31, 2013 and 2012, respectively. In addition, average tax-exempt loans and industrial revenue bonds were $39.8 million and $43.1 million for the three months ended March 31, 2013 and 2012, respectively. Interest income on tax-exempt assets included in this table was $1.3 million and $1.7 million for the three months ended March 31, 2013 and 2012, respectively. Interest income net of disallowed interest expense related to tax-exempt assets was $1.2 million and $1.6 million for the three months ended March 31, 2013 and 2012, respectively.

(2)
The yield/rate on loans at March 31, 2013 does not include the impact of the accretable yield (income) on loans acquired in the FDIC-assisted transactions.  See “Net Interest Income” for a discussion of the effect on results of operations for the three months ended March 31, 2013.

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

	Three Months Ended March 31,
	2013 vs. 2012
	Increase (Decrease) Due to

			Total Increase (Decrease)
	Rate	Volume
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$1,513	$3,368	$4,881
Investment securities	(1,609)	(557)	(2,166)
Other interest-earning assets	(42)	6	(36)
Total interest-earning assets	(138)	2,817	2,679
Interest-bearing liabilities:
Demand deposits	(1,395)	509	(886)
Time deposits	(1,011)	(360)	(1,371)
Total deposits	(2,406)	149	(2,257)
Short-term borrowings and structured repo	(81)	(23)	(104)
Subordinated debentures issued to capital trust	(19)	—	(19)
FHLBank advances	102	(402)	(300)
Total interest-bearing liabilities	(2,404)	(276)	(2,680)
Net interest income	$2,266	$3,093	$5,359

Liquidity

Liquidity is a measure of the Company's ability to generate sufficient cash to meet present and future financial obligations in a timely manner through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. These obligations include the credit needs of customers, funding deposit withdrawals, and the day-to-day operations of the Company. Liquid assets include cash, interest-bearing deposits with financial institutions and certain investment securities and loans. The Company manages its ability to generate liquidity primarily through liability funding in such a way that it believes it maintains overall liquidity sufficient to satisfy its depositors' requirements and meet its customers' credit needs. At March 31, 2013, the Company had commitments of approximately $80.9 million to fund loan originations, $278.3 million of unused lines of credit and unadvanced loans, and $25.5 million of outstanding letters of credit.

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

At March 31, 2013, the Company had these available secured lines and on-balance sheet liquidity:

Federal Home Loan Bank line	$401.6 million
Federal Reserve Bank line	$401.0 million
Cash and cash equivalents	$481.3 million
Unpledged securities	$73.1 million

Statements of Cash Flows. During the three months ended March 31, 2013 and 2012, respectively, the Company had positive cash flows from operating activities and financing activities.  Cash flows from investing activities were negative for the three months ended March 31, 2013 and 2012, respectively.

Cash flows from operating activities for the periods covered by the Statements of Cash Flows have been primarily related to changes in accrued and deferred assets, credits and other liabilities, the provision for loan losses, depreciation, impairments of investment securities, gains on sales of investment securities and the amortization of deferred loan origination fees and discounts (premiums) on loans and investments, all of which are non-cash or non-operating adjustments to operating cash flows. Net income adjusted for non-cash and non-operating items and the origination and sale of loans held for sale were the primary source of cash flows from operating activities. Operating activities provided cash flows of $21.3 million and $44.4 million during the three months ended March 31, 2013 and 2012, respectively.

During the three months ended March 31, 2013 and 2012, respectively, investing activities used cash of $24.8 and $27.6 million primarily due to the net increase in loans and investment securities for the period.

Changes in cash flows from financing activities during the periods covered by the Statements of Cash Flows are due to changes in deposits after interest credited, changes in FHLBank advances, changes in short-term borrowings, and changes in structured repurchase agreements, as well as dividend payments to stockholders.  Financing activities provided cash of $80.6 million and $63.4 million during the three months ended March 31, 2013 and 2012, respectively. Financing activities in the future are expected to primarily include changes in deposits, changes in FHLBank advances, changes in short-term borrowings and dividend payments to stockholders.

Capital Resources

Management continuously reviews the capital position of the Company and the Bank to ensure compliance with minimum regulatory requirements, as well as to explore ways to increase capital either by retained earnings or other means.

At March 31, 2013, the Company's total stockholders' equity was $375.9 million, or 9.3% of total assets. At March 31, 2013, common stockholders' equity was $318.0 million, or 7.9% of total assets, equivalent to a book value of $23.36 per common share. Total stockholders’ equity at December 31, 2012, was $369.9 million, or 9.4%, of total assets. At December 31, 2012, common stockholders' equity was $311.9 million, or 7.9% of total assets, equivalent to a book value of $22.94 per common share.

At March 31, 2013, the Company’s tangible common equity to total assets ratio was 7.7%, unchanged from December 31, 2012. The Company’s tangible common equity to total risk-weighted assets ratio was 12.8% at March 31, 2013, compared to 12.7% at December 31, 2012.

Banks are required to maintain minimum risk-based capital ratios. These ratios compare capital, as defined by the risk-based regulations, to assets adjusted for their relative risk as defined by the regulations. Guidelines require banks to have a minimum Tier 1 risk-based capital ratio, as defined, of 4.00%, a minimum total risk-based capital ratio of 8.00%, and a minimum 4.00% Tier 1 leverage ratio. To be considered "well capitalized," banks must have a minimum Tier 1 risk-based capital ratio, as defined, of 6.00%, a minimum total risk-based capital ratio of 10.00%, and a minimum Tier 1 leverage ratio of 5.00%. On March 31, 2013, the Bank's Tier 1 risk-based capital ratio was 14.8%, total risk-based capital ratio was 16.0% and the Tier 1 leverage ratio was 9.0%. As of March 31, 2013, the Bank was "well capitalized" as defined by the Federal banking agencies' capital-related regulations. The Federal Reserve Board has established capital regulations for bank holding companies that generally parallel the capital regulations for banks. On March 31, 2013, the Company's Tier 1 risk-based capital ratio was 15.7%, total risk-based capital ratio was 17.0% and the Tier 1 leverage ratio was 9.0%. As of March 31, 2013, the Company was "well capitalized" under the capital ratios described above.

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

The SBLF Preferred Stock qualifies as Tier 1 capital.  The holder of the SBLF Preferred Stock is entitled to receive non-cumulative dividends, payable quarterly, on each January 1, April 1, July 1 and October 1.  The dividend rate, as a percentage of the liquidation amount, can fluctuate between one percent (1%) and five percent (5%) per annum on a quarterly basis during the first 10 quarters during which the SBLF Preferred Stock is outstanding, based upon changes in the level of “Qualified Small Business Lending” or “QSBL” (as defined in the Purchase Agreement) by the Bank over the adjusted baseline level calculated under the terms of the SBLF Preferred Stock ($201,374,000).  The dividend rate for the first quarter of 2013 was 1.0%.  Based upon the increase in the Bank’s level of QSBL over the adjusted baseline level, the dividend rate for the second quarter of 2013 is expected to be approximately 1.0%.  For the tenth calendar quarter through four and one half years after issuance, the dividend rate will be fixed at between one percent (1%) and seven percent (7%) based upon the level of qualifying loans.  After four and one half years from issuance, the dividend rate will increase to 9% (including a quarterly lending incentive fee of 0.5%).

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

Dividends. During the three months ended March 31, 2013, the Company declared a common stock cash dividend of $0.18 per share, or 30.0% of net income per diluted common share for that three month period.  During the three months ended March 31, 2012, the Company declared a common stock cash dividend of $0.18 per share, or 33.3% of net income per diluted common share for that three month period, and paid a common stock cash dividend of $0.18 per share (which was declared in December 2011).  The Board of Directors meets regularly to consider the level and the timing of dividend payments.  The dividend declared but unpaid as of March 31, 2013, was paid to stockholders on April 12, 2013.  In addition, the Company paid preferred dividends as described below.

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

Under the terms of the SBLF Preferred Stock, the Company may only declare and pay a dividend on the common stock or other stock junior to the SBLF Preferred Stock, or repurchase shares of any such class or series of stock, if, after payment of such dividend, or after giving effect to such repurchase, (i) the dollar amount of the Company’s Tier 1 Capital would be at least equal to the “Tier 1 Dividend Threshold” and (ii) full dividends on all outstanding shares of SBLF Preferred Stock for the most recently completed dividend period have been or are contemporaneously declared and paid.  As of March 31, 2013, we satisfied this condition.

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

Common Stock Repurchases and Issuances. The Company has been in various buy-back programs since May 1990. Our ability to repurchase common stock  is currently restricted under the terms of the SBLF preferred stock as noted above, under “-Dividends” and was previously generally precluded due to our participation in the CPP beginning in December 2008.  During the three months ended March 31, 2013 and 2012, respectively, the Company did not repurchase any shares of its common stock.  During the three months ended March 31, 2013, the Company issued 16,511 shares of stock at an average price of $18.45 per share to cover stock option exercises.  During the three months ended March 31, 2012, the Company issued 19,017 shares of stock at an average price of $17.97 per share to cover stock option exercises.

Management has historically utilized stock buy-back programs from time to time as long as management believed that repurchasing the stock would contribute to the overall growth of shareholder value. The number of shares of stock that will be repurchased at any particular time and the prices that will be paid are subject to many factors, several of which are outside of the control of the Company. The primary factors, however, are the number of shares available in the market from sellers at any given time, the price of the stock within the market as determined by the market and the projected impact on the Company’s earnings per share and capital.

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

The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained despite fluctuations in prevailing interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time. The difference, or the interest rate repricing "gap," provides an indication of the extent to which an institution's interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities repricing during the same period, and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets during the same period. Generally, during a period of rising interest rates, a negative gap within shorter repricing periods would adversely affect net interest income, while a positive gap within shorter repricing periods would result in an increase in net interest income. During a period of falling interest rates, the opposite would be true. As of March 31, 2013, Great Southern's internal interest rate risk models indicate a one-year interest rate sensitivity gap that is neutral. Generally, a rate increase by the FRB would be expected to have an immediate negative impact on Great Southern’s net interest income. As the Federal Funds rate is now very low, the Company’s interest rate floors have been reached on most of its “prime rate” loans. In addition, Great Southern has elected to leave its “Great Southern Prime Rate” at 5.00% for those loans that are indexed to “Great Southern Prime” rather than “Wall Street Journal Prime.” At March 31, 2013, there were $334 million of loans indexed to “Great Southern Prime”.  While these interest rate floors and prime rate adjustments have helped keep the rate on our loan portfolio higher in this very low interest rate environment, they will also reduce the positive effect to our loan rates when market interest rates, specifically the “prime rate,” begin to increase. The interest rate on these loans will not increase until the loan floors are reached and the “Wall Street Journal Prime” interest rate exceeds 5.00%. If rates remain generally unchanged in the short-term, we expect that our cost of funds will continue to decrease somewhat as we continue to redeem some of our wholesale funds. In addition, a significant portion of our retail certificates of deposit mature in the next few months and we expect that they will be replaced with new certificates of deposit at somewhat lower interest rates.

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

In the normal course of business, the Company may use derivative financial instruments (primarily interest rate swaps) from time to time to assist in its interest rate risk management.  Prior to December 31, 2009, the Company used interest-rate swap derivatives, primarily as an asset/liability management strategy, in order to hedge against the effects of changes in the fair value of its liabilities for fixed rate brokered certificates of deposit caused by changes in market interest rates. The swap agreements generally provided for the Company to pay a variable rate of interest based on a spread to the one-month or three-month London Interbank Offering Rate (LIBOR) and to receive a fixed rate of interest equal to that of the hedged instrument. Under the swap agreements the Company paid or received interest monthly, quarterly, semiannually or at maturity.  In the fourth quarter of 2011, the Company began executing interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions.  Because the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. These interest rate derivatives result from a service provided to certain qualifying customers and, therefore, are not used to manage interest rate risk in the Company’s assets or liabilities. The Company manages a matched book with respect to its derivative instruments in order to minimize its net risk exposure resulting from such transactions.  For further information on derivatives and hedging activities, see Note 13 of the Notes to Consolidated Financial Statements contained in this report.

ITEM 4. CONTROLS AND PROCEDURES

We maintain a system of disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) that is designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate. An evaluation of our disclosure controls and procedures was carried out as of March 31, 2013, under the supervision and with the participation of our principal executive officer, principal financial officer and several other members of our senior management. Our principal executive officer and principal financial officer concluded that, as of March 31, 2013, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the principal executive officer and principal financial officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There were no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) under the Act) that occurred during the quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

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

As indicated below, no shares were purchased during the three months ended March 31, 2013.

	Total Number of Shares Purchased	Average Price Per Share		Total Number of Shares Purchased As Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan(1)

January 1, 2013 – January 31, 2013	---	$	----	---	396,562
February 1, 2013 – February 28, 2013	---	$	----	---	396,562
March 1, 2013 – March 31, 2013	---	$	----	---	396,562
	---	$	----	---

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

GREAT SOUTHERN BANCORP, INC.

Date: May 10, 2013	/s/ Joseph W. Turner
Joseph W. Turner President and Chief Executive Officer (Principal Executive Officer)
Date: May 10, 2013	/s/ Rex A. Copeland
Rex A. Copeland Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
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

(iv)
The Purchase and Assumption Agreement, dated as of April 27, 2012, among Federal Deposit Insurance Corporation, Receiver of Inter Savings Bank, FSB, Maple Grove, Minnesota, Federal Deposit Insurance Corporation and Great Southern Bank, previously filed with the Commission (File no. 000-18082) as Exhibit 2.1(iv) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 is incorporated herein by reference as Exhibit 2(iv)

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

A description of the current salary and bonus arrangements for 2012 for the Registrant's named executive officers previously filed with the Commission as Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2012 is incorporated herein by reference as Exhibit 10.7.

A description of the current fee arrangements for the Registrant's directors previously filed with the Commission as Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2012 is incorporated herein by reference as Exhibit 10.8.

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

None.

(101)
Attached as Exhibit 101 are the following financial statements from the Great Southern Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated statements of financial condition, (ii) consolidated statements of income, (iii) consolidated statements of cash flows and (iv) the notes to consolidated financial statements.