Form 10-Q
period 2013-06-30
GREAT SOUTHERN BANCORP INC
filed 2013-08-08
CIK 854560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES ACT OF 1934

For the Quarterly Period ended June 30, 2013

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
Yes /  /   No /X/

The number of shares outstanding of each of the registrant's classes of common stock: 13,648,986 shares of common stock, par value $.01, outstanding at August 6, 2013.

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except number of shares)

	JUNE 30,	DECEMBER 31,
	2013	2012
	(Unaudited)
ASSETS
Cash	$92,035	$107,949
Interest-bearing deposits in other financial institutions	281,275	295,855
Federal funds sold	—	337
Cash and cash equivalents	373,310	404,141
Available-for-sale securities	744,439	807,010
Held-to-maturity securities (fair value $918 – June 2013;
$1,084 - December 2012)	805	920
Mortgage loans held for sale	22,679	26,829
Loans receivable, net of allowance for loan losses of
$40,185 - June 2013; $40,649 - December 2012	2,325,877	2,319,638
FDIC indemnification asset	89,637	117,263
Interest receivable	12,337	12,755
Prepaid expenses and other assets	79,365	79,560
Foreclosed assets held for sale, net	61,093	68,874
Premises and equipment, net	102,912	102,286
Goodwill and other intangible assets	5,197	5,811
Investment in Federal Home Loan Bank stock	10,374	10,095
Total Assets	$3,828,025	$3,955,182

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$3,013,896	$3,153,193
Federal Home Loan Bank advances	128,125	126,730
Securities sold under reverse repurchase agreements with customers	196,299	179,644
Short-term borrowings	633	772
Structured repurchase agreements	53,013	53,039
Subordinated debentures issued to capital trusts	30,929	30,929
Accrued interest payable	1,106	1,322
Advances from borrowers for taxes and insurance	4,402	2,154
Accounts payable and accrued expenses	16,182	12,128
Current and deferred income tax liability	9,049	25,397
Total Liabilities	3,453,634	3,585,308
Stockholders' Equity:
Capital stock
Serial preferred stock – $.01 par value; authorized 1,000,000 shares; issued and outstanding June 2013 and December 2012 - 57,943 shares, $1,000 liquidation amount	57,943	57,943
Common stock, $.01 par value; authorized 20,000,000 shares; issued and outstanding June 2013 – 13,623,779 shares;
December 2012 - 13,596,335 shares	136	136
Additional paid-in capital	18,780	18,394
Retained earnings	288,528	276,751
Accumulated other comprehensive gain	9,004	16,650
Total Stockholders' Equity	374,391	369,874
Total Liabilities and Stockholders' Equity	$3,828,025	$3,955,182
See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
	THREE MONTHS ENDED JUNE 30,
	2013	2012
INTEREST INCOME	(Unaudited)
Loans	$39,362	$42,068
Investment securities and other	4,119	6,153
TOTAL INTEREST INCOME	43,481	48,221
INTEREST EXPENSE
Deposits	3,263	5,786
Federal Home Loan Bank advances	989	1,132
Short-term borrowings and repurchase agreements	588	672
Subordinated debentures issued to capital trusts	140	154
TOTAL INTEREST EXPENSE	4,980	7,744
NET INTEREST INCOME	38,501	40,477
PROVISION FOR LOAN LOSSES	3,671	17,600
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	34,830	22,877

NON-INTEREST INCOME
Commissions	350	263
Service charges and ATM fees	4,644	4,881
Net realized gains on sales of loans	1,628	1,097
Net realized gains on sales of available-for-sale securities	97	1,251
Late charges and fees on loans	201	238
Gain (loss) on derivative interest rate products	347	(117)
Initial gain recognized on business acquisition	—	31,312
Accretion (amortization) of income/expense related to business acquisitions	(5,694)	(4,440)
Other income	754	1,363
TOTAL NON-INTEREST INCOME	2,327	35,848

NON-INTEREST EXPENSE
Salaries and employee benefits	13,078	13,292
Net occupancy and equipment expense	5,100	4,976
Postage	871	820
Insurance	957	1,081
Advertising	691	431
Office supplies and printing	323	340
Telephone	803	691
Legal, audit and other professional fees	948	1,560
Expense on foreclosed assets	1,355	1,228
Partnership tax credit	1,537	1,171
Other operating expenses	1,954	2,567
TOTAL NON-INTEREST EXPENSE	27,617	28,157

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	9,540	30,568

PROVISION FOR INCOME TAXES	1,316	9,039

NET INCOME FROM CONTINUING OPERATIONS	8,224	21,529

DISCONTINUED OPERATIONS
Income from discontinued operations, net of income taxes	—	127

NET INCOME	8,224	21,656

Preferred stock dividends	145	144
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$8,079	$21,512

	THREE MONTHS ENDED JUNE 30,
	2013	2012
BASIC EARNINGS PER COMMON SHARE	$0.59	$1.59
DILUTED EARNINGS PER COMMON SHARE	$0.59	$1.58
BASIC EARNINGS PER COMMON SHARE FROM CONTINUING OPERATIONS	$0.59	$1.58
DILUTED EARNINGS PER COMMON SHARE FROM CONTINUING OPERATIONS	$0.59	$1.57
DIVIDENDS DECLARED PER COMMON SHARE	$0.18	$0.18
See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
	SIX MONTHS ENDED JUNE 30,
	2013	2012
INTEREST INCOME	(Unaudited)
Loans	$82,140	$79,966
Investment securities and other	8,697	12,932
TOTAL INTEREST INCOME	90,837	92,898
INTEREST EXPENSE
Deposits	6,789	11,570
Federal Home Loan Bank advances	1,963	2,406
Short-term borrowings and repurchase agreements	1,170	1,358
Subordinated debentures issued to capital trusts	281	315
TOTAL INTEREST EXPENSE	10,203	15,649
NET INTEREST INCOME	80,634	77,249
PROVISION FOR LOAN LOSSES	11,896	27,677
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	68,738	49,572

NON-INTEREST INCOME
Commissions	678	538
Service charges and ATM fees	9,071	9,372
Net realized gains on sales of loans	3,057	2,246
Net realized gains on sales of available-for-sale securities	131	1,280
Late charges and fees on loans	501	411
Gain (loss) on derivative interest rate products	408	(20)
Initial gain recognized on business acquisition	—	31,312
Accretion (amortization) of income/expense related to business acquisitions	(11,561)	(6,188)
Other income	2,965	2,985
TOTAL NON-INTEREST INCOME	5,250	41,936

NON-INTEREST EXPENSE
Salaries and employee benefits	26,300	25,829
Net occupancy and equipment expense	10,235	9,678
Postage	1,664	1,628
Insurance	2,121	2,177
Advertising	1,166	766
Office supplies and printing	629	720
Telephone	1,490	1,404
Legal, audit and other professional fees	1,750	2,421
Expense on foreclosed assets	2,410	1,668
Partnership tax credit	2,922	2,336
Other operating expenses	3,873	4,514
TOTAL NON-INTEREST EXPENSE	54,560	53,141

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	19,428	38,367

PROVISION FOR INCOME TAXES	2,810	9,701

NET INCOME FROM CONTINUING OPERATIONS	16,618	28,666

DISCONTINUED OPERATIONS
Income from discontinued operations, net of income taxes	—	487

NET INCOME	16,618	29,153

Preferred stock dividends	290	290
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$16,328	$28,863

	SIX MONTHS ENDED JUNE 30,
	2013	2012
BASIC EARNINGS PER COMMON SHARE	$1.20	$2.14
DILUTED EARNINGS PER COMMON SHARE	$1.19	$2.12
BASIC EARNINGS PER COMMON SHARE FROM CONTINUING OPERATIONS	$1.20	$2.10
DILUTED EARNINGS PER COMMON SHARE FROM CONTINUING OPERATIONS	$1.19	$2.09
DIVIDENDS DECLARED PER COMMON SHARE	$0.36	$0.36
See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	THREE MONTHS ENDED JUNE 30,
	2013	2012

Net Income	$8,224	$21,656

Unrealized appreciation (depreciation) on available-for-sale securities, net of
taxes (credit) of $(3,979) and $1,515, for 2013 and 2012, respectively	(7,389)	2,814

Non-credit component of unrealized gain (loss) on available-for-sale debt securities for which a portion of an other-than-temporary impairment has been recognized, net of taxes of $1 and $31, for
2013 and 2012, respectively	1	58

Other-than-temporary impairment loss recognized in earnings on available for sale securities, net of taxes (credit) of $0 and $(92),
for 2013 and 2012, respectively	—	(170)

Reclassification adjustment for gains included in net income,
net of taxes of $(34) and $(437) for 2013 and 2012, respectively	(63)	(814)

Comprehensive Income	$773	$23,544

	SIX MONTHS ENDED JUNE 30,
	2013	2012

Net Income	$16,618	$29,153

Unrealized appreciation (depreciation) on available-for-sale securities, net of
taxes (credit) of $(4,051) and $2,454, for 2013 and 2012, respectively	(7,524)	4,558

Non-credit component of unrealized gain (loss) on available-for-sale debt securities for which a portion of an other-than-temporary impairment has been recognized, net of taxes (credit) of $(20) and $(3), for
2013 and 2012, respectively	(37)	(6)

Other-than-temporary impairment loss recognized in earnings on available for sale securities, net of taxes (credit) of $0 and $(92),
for 2013 and 2012, respectively	—	(170)

Reclassification adjustment for gains included in net income,
net of taxes of $(46) and $(447) for 2013 and 2012, respectively	(85)	(832)

Comprehensive Income	$8,972	$32,703

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	SIX MONTHS ENDED JUNE 30,
	2013	2012
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$16,618	$29,153
Proceeds from sales of loans held for sale	125,536	117,055
Originations of loans held for sale	(126,003)	(116,480)
Items not requiring (providing) cash:
Depreciation	3,935	3,359
Amortization of other assets	3,536	2,964
Compensation expense for stock option grants	221	214
Provision for loan losses	11,896	27,677
Net gains on loan sales	(3,057)	(2,246)
Net gains on sale or impairment of available-for-sale investment securities	(131)	(1,280)
Net (gains) losses on sale of premises and equipment	(17)	177
(Gain) loss on sale of foreclosed assets	1,552	(349)
Gain on purchase of additional business units	—	(31,312)
Amortization of deferred income, premiums, discounts
and fair value adjustments	14,659	2,585
(Gain) loss on derivative interest rate products	(408)	20
Deferred income taxes	(5,101)	9,737
Changes in:
Interest receivable	418	1,576
Prepaid expenses and other assets	12,132	62,344
Accounts payable and accrued expenses	2,550	1,538
Income taxes refundable/payable	(7,130)	320
Net cash provided by operating activities	51,206	107,052
CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in loans	(23,202)	40,781
Purchase of loans	—	(12,107)
Cash received from purchase of additional business units	—	75,328
Purchase of premises and equipment	(5,748)	(15,008)
Proceeds from sale of premises and equipment	1,204	154
Proceeds from sale of foreclosed assets	19,331	24,460
Capitalized costs on foreclosed assets	(174)	(95)
Proceeds from sales of available-for-sale investment securities	3,932	74,699
Proceeds from maturing investment securities	—	1,830
Proceeds from called investment securities	4,160	26,835
Principal reductions on mortgage-backed securities	126,294	68,006
Purchase of available-for-sale securities	(87,487)	(75,433)
Redemption (purchase) of Federal Home Loan Bank stock	(279)	1,596
Net cash provided by investing activities	38,031	211,046
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in certificates of deposit	(165,345)	(105,078)
Net increase in checking and savings deposits	26,925	78,625
Proceeds from Federal Home Loan Bank advances	1,980	—
Repayments of Federal Home Loan Bank advances	(145)	(32,710)
Net increase (decrease) in short-term borrowings and structured repo	16,516	(10,865)
Advances from borrowers for taxes and insurance	2,248	1,387
Dividends paid	(2,763)	(5,373)
Stock options exercised	516	467
Net cash used in financing activities	(120,068)	(73,547)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(30,831)	244,551
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	404,141	380,249
CASH AND CASH EQUIVALENTS, END OF PERIOD	$373,310	$624,800
See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Great Southern Bancorp, Inc. (the "Company" or "Great Southern") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The financial statements presented herein reflect all adjustments which are, in the opinion of management, necessary to fairly present the financial condition, results of operations and cash flows of the Company for the periods presented. Those adjustments consist only of normal recurring adjustments. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the full year. The consolidated statement of financial condition of the Company as of December 31, 2012, has been derived from the audited consolidated statement of financial condition of the Company as of that date.   Certain prior period amounts have been reclassified to conform to the current period presentation.  These reclassifications had no effect on net income.

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

NOTE 3: RECENT ACCOUNTING PRONOUNCEMENTS

In July 2013, the FASB issued ASU No. 2013-10 to amend FASB ASC Topic 815, Derivatives and Hedging.  The Update permits the Fed Funds Effective Swap Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to interest rates on treasury obligations of the U.S. Government and LIBOR rates, which were previously allowed.  The Update was effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013.  The Update did not have a material impact on the Company’s financial position or results of operations.

In July 2013, the FASB issued ASU No. 2013-11 to amend FASB ASC Topic 740, Income Taxes.  The objective of this Update is to provide explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exist.  An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except in specific situations as described in the Update.  The Update will be effective for the Company beginning January 1, 2014, and is not expected to have a material impact on the Company’s financial position or results of operations.

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

NOTE 5: EARNINGS PER SHARE
	Three Months Ended June 30,
	2013	2012
	(In Thousands, Except Per Share Data)
Basic:
Average shares outstanding	13,619	13,501
Net income available to common shareholders	$8,079	$21,512
Per share amount	$0.59	$1.59
Income from continuing operations available to common shareholders	$8,079	$21,385
Per share amount	$0.59	$1.58
Income from discontinued operations available to common shareholders	$—	$127
Per share amount	$—	$0.01

Diluted:
Average shares outstanding	13,619	13,501
Net effect of dilutive stock options and warrants – based on the treasury
stock method using average market price	62	98
Diluted shares	13,681	13,599
Net income available to common shareholders	$8,079	$21,512
Per share amount	$0.59	$1.58
Income from continuing operations available to common shareholders	$8,079	$21,385
Per share amount	$0.59	$1.57
Income from discontinued operations available to common shareholders	$—	$127
Per share amount	$—	$0.01

	Six Months Ended June 30,
	2013	2012
	(In Thousands, Except Per Share Data)
Basic:
Average shares outstanding	13,618	13,501
Net income available to common shareholders	$16,328	$28,863
Per share amount	$1.20	$2.14
Income from continuing operations available to common shareholders	$16,328	$28,376
Per share amount	$1.20	$2.10
Income from discontinued operations available to common shareholders	$—	$487
Per share amount	$—	$0.04

Diluted:
Average shares outstanding	13,618	13,501
Net effect of dilutive stock options and warrants – based on the treasury
stock method using average market price	62	98
Diluted shares	13,680	13,599
Net income available to common shareholders	$16,328	$28,863
Per share amount	$1.19	$2.12
Income from continuing operations available to common shareholders	$16,328	$28,376
Per share amount	$1.19	$2.09
Income from discontinued operations available to common shareholders	$—	$487
Per share amount	$—	$0.03

Options to purchase 341,950 and 289,922 shares of common stock were outstanding at June 30, 2013 and 2012, respectively, but were not included in the computation of diluted earnings per share for each of the three month and six month periods because the options’ exercise prices were greater than the average market prices of the common shares for the three and six months ended June 30, 2013 and 2012, respectively.

NOTE 6: INVESTMENT SECURITIES

	June 30, 2013
		Gross	Gross		Tax
	Amortized	Unrealized	Unrealized	Fair	Equivalent
	Cost	Gains	Losses	Value	Yield
	(In Thousands)

AVAILABLE-FOR-SALE SECURITIES:
U.S. government agencies	$20,000	$—	$856	$19,144	2.00%
Mortgage-backed securities	549,434	10,003	1,647	557,790	2.04
Small Business Administration
loan pools	47,539	2,009	—	49,548	1.90
States and political subdivisions	112,767	3,454	738	115,483	5.53
Equity securities	847	1,627	—	2,474	—
	$730,587	$17,093	$3,241	$744,439	2.56%

HELD-TO-MATURITY SECURITIES:
States and political subdivisions	$805	$113	$—	$918	7.37%

	December 31, 2012
		Gross	Gross		Tax
	Amortized	Unrealized	Unrealized	Fair	Equivalent
	Cost	Gains	Losses	Value	Yield
	(In Thousands)

AVAILABLE-FOR-SALE SECURITIES:
U.S. government agencies	$30,000	$40	$—	$30,040	1.25%
Collateralized mortgage obligations	3,939	576	8	4,507	1.72
Mortgage-backed securities	582,039	14,861	814	596,086	2.42
Small Business Administration
loan pools	50,198	1,295	—	51,493	1.99
States and political subdivisions	114,372	8,506	—	122,878	5.61
Equity securities	847	1,159	—	2,006	—
	$781,395	$26,437	$822	$807,010	2.80%

HELD-TO-MATURITY SECURITIES:
States and political subdivisions	$920	$164	$—	$1,084	7.37%

The amortized cost and fair value of available-for-sale securities at June 30, 2013, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In Thousands)

One year or less	$110	$110
After one through five years	468	473
After five through ten years	9,591	9,803
After ten years	170,137	173,789
Securities not due on a single maturity date	549,434	557,790
Equity securities	847	2,474

	$730,587	$744,439

The held-to-maturity securities at June 30, 2013, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In Thousands)

After five through ten years	$805	$918

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at June 30, 2013 and December 31, 2012, respectively, was approximately $215.8 million and $106.6 million, which is approximately 29.0% and 13.2% of the Company’s available-for-sale and held-to-maturity investment portfolio, respectively.

Based on an evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these debt securities are temporary at June 30, 2013.

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2013 and December 31, 2012:

	June 30, 2013
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)

U.S. government agencies	$20,000	$(856)	$—	$—	$20,000	$(856)
Mortgage-backed securities	163,381	(1,647)	1	—	163,382	(1,647)
State and political
subdivisions	32,435	(738)	—	—	32,435	(738)
	$215,816	$(3,241)	$1	$—	$215,817	$(3,241)

	December 31, 2012
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)

Collateralized mortgage
obligations	$—	$—	$414	$(8)	$414	$(8)
Mortgage-backed securities	106,136	(814)	—	—	106,136	(814)
	$106,136	$(814)	$414	$(8)	$106,550	$(822)

Gross gains of $117,000 and $151,000 and gross losses of $20,000 and $20,000 resulting from sales of available-for-sale securities were realized for the three and six months ended June 30, 2013.  Gross gains of $2.1 million and gross losses of $559,000 resulting from sales of available-for-sale securities were realized for the three and six months ended June 30, 2012.  Gains and losses on sales of securities are determined on the specific-identification method.

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

During the three and six months ended June 30, 2013, no securities were determined to have impairment that was other than temporary.  During the three and six months ended June 30, 2012, the Company determined that the impairment of a non-agency collateralized mortgage obligation with a book value of $962,000 had become other than temporary.  Consequently, the Company recorded a $262,000 pre-tax charge to income.

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

Accumulated
Credit Losses
(In Thousands)
Credit losses on debt securities held
April 1, 2013	$4,176
Additions related to other-than-temporary losses not previously recognized	—
Additions related to increases in credit losses on debt securities for which
other-than-temporary impairment losses were previously recognized	—
Reductions due to final principal payments	(4,176)

June 30, 2013	$—

Accumulated
Credit Losses
(In Thousands)
Credit losses on debt securities held
April 1, 2012	$3,598
Additions related to other-than-temporary losses not previously recognized	—
Additions related to increases in credit losses on debt securities for which
other-than-temporary impairment losses were previously recognized	262
Reductions due to sales	—

June 30, 2012	$3,860

Accumulated
Credit Losses
(In Thousands)
Credit losses on debt securities held
January 1, 2013	$4,176
Additions related to other-than-temporary losses not previously recognized	—
Additions related to increases in credit losses on debt securities for which
other-than-temporary impairment losses were previously recognized	—
Reductions due to final principal payments	(4,176)

June 30, 2013	$—

Accumulated
Credit Losses
(In Thousands)
Credit losses on debt securities held
January 1, 2012	$3,598
Additions related to other-than-temporary losses not previously recognized	—
Additions related to increases in credit losses on debt securities for which
other-than-temporary impairment losses were previously recognized	262
Reductions due to sales	—

June 30, 2012	$3,860

Amounts Reclassified Out of Accumulated Other Comprehensive Income.  Amounts reclassified from accumulated other comprehensive income and the affected line items in the statements of income during the three and six months ended June 30, 2013 and 2012, were as follows (in thousands):

	Amounts Reclassified from Other
	Comprehensive Income
	Three Months Ended June 30,		Affected Line Item in the
	2013	2012	Statements of Income
	(In Thousands)

Unrealized gains (losses) on available-			Net realized gains on available-
for-sale securities	$97	$1,251	for-sale securities
			(Total reclassified amount before tax)
Income Taxes	(34)	(437)	Provision for income taxes
Total reclassifications out of accumulated
other comprehensive income	$63	$814

	Amounts Reclassified from Other
	Comprehensive Income
	Six Months Ended June 30,		Affected Line Item in the
	2013	2012	Statements of Income
	(In Thousands)

Unrealized gains (losses) on available-			Net realized gains on available-
for-sale securities	$131	$1,280	for-sale securities
			(Total reclassified amount before tax)
Income Taxes	(46)	(448)	Provision for income taxes
Total reclassifications out of accumulated
other comprehensive income	$85	$832

NOTE 7: LOANS AND ALLOWANCE FOR LOAN LOSSES

	June 30,	December 31,
	2013	2012
	(In Thousands)

One- to four-family residential construction	$37,447	$29,071
Subdivision construction	35,635	35,805
Land development	63,756	62,559
Commercial construction	170,841	150,515
Owner occupied one- to four-family residential	83,445	83,859
Non-owner occupied one- to four-family residential	145,570	145,458
Commercial real estate	723,234	692,377
Other residential	259,800	267,518
Commercial business	279,220	264,631
Industrial revenue bonds	40,854	43,762
Consumer auto	104,215	82,610
Consumer other	83,774	83,815
Home equity lines of credit	54,209	54,225
FDIC-supported loans, net of discounts (TeamBank)	59,711	77,615
FDIC-supported loans, net of discounts (Vantus Bank)	76,380	95,483
FDIC-supported loans, net of discounts (Sun Security Bank)	75,556	91,519
FDIC-supported loans, net of discounts (InterBank)	230,568	259,232
	2,524,215	2,520,054
Undisbursed portion of loans in process	(155,265)	(157,574)
Allowance for loan losses	(40,185)	(40,649)
Deferred loan fees and gains, net	(2,888)	(2,193)
	$2,325,877	$2,319,638

Weighted average interest rate	5.20%	5.39%

Classes of loans by aging were as follows:
	June 30, 2013
							Total Loans
	30-59 Days	60-89 Days	Over 90	Total Past		Total Loans	> 90 Days and
	Past Due	Past Due	Days	Due	Current	Receivable	Still Accruing
	(In Thousands)
One- to four-family
residential construction	$—	$—	$—	$—	$37,447	$37,447	$—
Subdivision construction	183	—	1,289	1,472	34,163	35,635	—
Land development	818	—	243	1,061	62,696	63,756	—
Commercial construction	—	—	—	—	170,841	170,841	—
Owner occupied one- to four-
family residential	114	134	1,920	2,168	81,277	83,445	41
Non-owner occupied one- to
four-family residential	791	106	1,384	2,281	143,289	145,570	—
Commercial real estate	1,739	513	11,168	13,420	709,814	723,234	—
Other residential	—	—	—	—	259,800	259,800	—
Commercial business	107	31	7,801	7,939	271,282	279,220	—
Industrial revenue bonds	—	—	—	—	40,854	40,854	—
Consumer auto	568	117	66	751	103,464	104,215	—
Consumer other	991	379	644	2,014	81,760	83,774	265
Home equity lines of credit	387	61	185	633	53,576	54,209	—
FDIC-supported loans, net of
discounts (TeamBank)	536	315	4,758	5,609	54,102	59,711	—
FDIC-supported loans, net of
discounts (Vantus Bank)	864	811	3,004	4,679	71,701	76,380	—
FDIC-supported loans,
net of discounts
(Sun Security Bank)	999	361	9,865	11,225	64,331	75,556	—
FDIC-supported loans,
net of discounts
(InterBank)	2,916	1,749	20,891	25,556	205,012	230,568	—
	11,013	4,577	63,218	78,808	2,445,407	2,524,215	306
Less FDIC-supported loans,
net of discounts	5,315	3,236	38,518	47,069	395,146	442,215	—

Total	$5,698	$1,341	$24,700	$31,739	$2,050,261	$2,082,000	$306

	December 31, 2012
							Total Loans
	30-59 Days	60-89 Days	Over 90	Total Past		Total Loans	> 90 Days and
	Past Due	Past Due	Days	Due	Current	Receivable	Still Accruing
	(In Thousands)
One- to four-family
residential construction	$178	$—	$—	$178	$28,893	$29,071	$—
Subdivision construction	478	—	3	481	35,324	35,805	—
Land development	—	—	2,471	2,471	60,088	62,559	—
Commercial construction	—	—	—	—	150,515	150,515	—
Owner occupied one- to four-
family residential	3,305	263	2,352	5,920	77,939	83,859	237
Non-owner occupied one- to
four-family residential	2,600	—	1,905	4,505	140,953	145,458	—
Commercial real estate	1,346	726	8,324	10,396	681,981	692,377	—
Other residential	3,741	—	—	3,741	263,777	267,518	—
Commercial business	2,094	153	4,139	6,386	258,245	264,631	—
Industrial revenue bonds	—	—	2,110	2,110	41,652	43,762	—
Consumer auto	690	73	120	883	81,727	82,610	26
Consumer other	1,522	242	834	2,598	81,217	83,815	449
Home equity lines of credit	185	146	220	551	53,674	54,225	—
FDIC-supported loans, net of
discounts (TeamBank)	1,608	2,077	8,020	11,705	65,910	77,615	173
FDIC-supported loans, net of
discounts (Vantus Bank)	1,545	669	5,641	7,855	87,628	95,483	—
FDIC-supported loans,
net of discounts
(Sun Security Bank)	1,539	384	21,342	23,265	68,254	91,519	1,274
FDIC-supported loans, net of
discounts (InterBank)	10,212	4,662	33,928	48,802	210,430	259,232	347
	31,043	9,395	91,409	131,847	2,388,207	2,520,054	2,506
Less FDIC-supported loans,
net of discounts	14,904	7,792	68,931	91,627	432,222	523,849	1,794

Total	$16,139	$1,603	$22,478	$40,220	$1,955,985	$1,996,205	$712
Nonaccruing loans (excluding FDIC-supported loans, net of discount) are summarized as follows:

	June 30,	December 31,
	2013	2012
	(In Thousands)

One- to four-family residential construction	$—	$—
Subdivision construction	1,289	3
Land development	243	2,471
Commercial construction	—	—
Owner occupied one- to four-family residential	1,879	2,115
Non-owner occupied one- to four-family residential	1,384	1,905
Commercial real estate	11,168	8,324
Other residential	—	—
Commercial business	7,801	6,249
Consumer auto	66	94
Consumer other	379	385
Home equity lines of credit	185	220

Total	$24,394	$21,766

The following table presents the activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2013.  Also presented are the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of June 30, 2013:

	One- to Four-
	Family
	Residential and	Other	Commercial	Commercial	Commercial
	Construction	Residential	Real Estate	Construction	Business	Consumer	Total
	(In Thousands)
Allowance for loan losses
Balance April 1, 2013	$5,575	$4,482	$16,812	$5,130	$5,838	$2,711	$40,548
Provision (benefit) charged to expense	864	(329)	1,671	882	135	448	3,671
Losses charged off	(322)	(791)	(2,187)	(276)	(352)	(752)	(4,680)
Recoveries	8	11	123	53	43	408	646
Balance June 30, 2013	$6,125	$3,373	$16,419	$5,789	$5,664	$2,815	$40,185

Balance January 1, 2013	$6,822	$4,327	$17,441	$3,938	$5,096	$3,025	$40,649
Provision charged to expense	526	1,702	5,262	2,122	1,870	414	11,896
Losses charged off	(1,240)	(2,686)	(6,530)	(329)	(1,370)	(1,669)	(13,824)
Recoveries	17	30	246	58	68	1,045	1,464
Balance June 30, 2013	$6,125	$3,373	$16,419	$5,789	$5,664	$2,815	$40,185

Ending balance:
Individually evaluated for
impairment	$2,042	$265	$2,420	$1,134	$3,373	$161	$9,395
Collectively evaluated for
impairment	$4,084	$3,108	$13,879	$4,652	$2,290	$2,653	$30,666
Loans acquired and
accounted for under ASC 310-30	$—	$—	$119	$2	$1	$2	$124

Loans
Individually evaluated for
impairment	$15,210	$11,598	$41,101	$15,610	$10,007	$1,004	$94,530
Collectively evaluated for
impairment	$286,887	$248,202	$722,986	$218,987	$269,213	$241,195	$1,987,470
Loans acquired and
accounted for under ASC 310-30	$251,122	$42,379	$101,446	$5,370	$9,409	$32,489	$442,215

The following table presents the activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2012:

	One- to Four-
	Family
	Residential and	Other	Commercial	Commercial	Commercial
	Construction	Residential	Real Estate	Construction	Business	Consumer	Total
	(In Thousands)
Allowance for loan losses
Balance April 1, 2012	$9,413	$4,023	$20,109	$3,155	$3,059	$1,773	$41,532
Provision charged to expense	598	2,924	3,191	8,689	680	1,518	17,600
Losses charged off	(2,135)	(3,252)	(7,795)	(5,132)	(512)	(727)	(19,553)
Recoveries	23	317	87	217	114	385	1,143
Balance June 30, 2012	$7,899	$4,012	$15,592	$6,929	$3,341	$2,949	$40,722

Balance January 1, 2012	$11,424	$3,088	$18,390	$2,982	$2,974	$2,374	$41,232
Provision (benefit) charged to expense	(1,106)	3,857	9,316	13,298	1,246	1,066	27,677
Losses charged off	(2,494)	(3,252)	(12,205)	(9,592)	(1,053)	(962)	(29,558)
Recoveries	75	319	91	241	174	471	1,371
Balance June 30, 2012	$7,899	$4,012	$15,592	$6,929	$3,341	$2,949	$40,722

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

•	The other residential segment corresponds to the other residential class
•	The commercial real estate segment includes the commercial real estate and industrial revenue bonds classes
•	The commercial construction segment includes the land development and commercial construction classes
•	The commercial business segment corresponds to the commercial business class
•	The consumer segment includes the consumer auto, consumer other and home equity lines of credit classes

  Impaired loans (excluding FDIC-supported loans, net of discount) are summarized as follows:

	June 30, 2013
		Unpaid
	Recorded	Principal	Specific
	Balance	Balance	Allowance
	(In Thousands)

One- to four-family residential construction	$286	$286	$—
Subdivision construction	4,683	4,687	729
Land development	15,610	16,010	1,135
Commercial construction	—	—	—
Owner occupied one- to four-family residential	4,612	4,962	408
Non-owner occupied one- to four-family residential	5,629	5,778	905
Commercial real estate	41,102	43,490	2,420
Other residential	11,597	11,598	265
Commercial business	7,309	8,795	3,373
Industrial revenue bonds	2,698	2,778	—
Consumer auto	99	115	15
Consumer other	639	721	95
Home equity lines of credit	266	278	50
Total	$94,530	$99,498	$9,395

	Three Months Ended		Six Months Ended
	June 30, 2013		June 30, 2013
	Average		Average
	Investment	Interest	Investment	Interest
	in Impaired	Income	in Impaired	Income
	Loans	Recognized	Loans	Recognized
	(In Thousands)

One- to four-family residential construction	$95	$5	$48	$5
Subdivision construction	3,087	76	2,778	106
Land development	12,495	240	11,752	366
Commercial construction	—	—	—	—
Owner occupied one- to four-family residential	4,704	63	4,831	116
Non-owner occupied one- to four-family residential	4,662	100	5,251	161
Commercial real estate	46,102	364	46,164	740
Other residential	14,836	113	16,620	217
Commercial business	7,528	16	7,473	75
Industrial revenue bonds	2,702	14	2,703	14
Consumer auto	105	2	119	4
Consumer other	648	21	662	32
Home equity lines of credit	278	2	308	10

Total	$97,242	$1,016	$98,709	$1,846

	At or for the Year Ended December 31, 2012
				Average
		Unpaid		Investment	Interest
	Recorded	Principal	Specific	in Impaired	Income
	Balance	Balance	Allowance	Loans	Recognized
	(In Thousands)

One- to four-family residential construction	$410	$410	$239	$679	$22
Subdivision construction	2,577	2,580	688	8,399	143
Land development	12,009	13,204	96	12,614	656
Commercial construction	—	—	—	383	—
Owner occupied one- to four-family residential	5,627	6,037	550	5,174	295
Non-owner occupied one- to four-family residential	6,077	6,290	811	10,045	330
Commercial real estate	48,476	49,779	4,990	45,181	2,176
Other residential	16,405	16,405	1,089	16,951	836
Commercial business	7,279	8,615	2,778	4,851	329
Industrial revenue bonds	2,785	2,865	—	3,034	5
Consumer auto	143	170	22	157	17
Consumer other	602	682	89	654	65
Home equity lines of credit	235	248	45	162	15

Total	$102,625	$107,285	$11,397	$108,284	$4,889

	June 30, 2012
		Unpaid
	Recorded	Principal	Specific
	Balance	Balance	Allowance
	(In Thousands)

One- to four-family residential construction	$687	$687	$251
Subdivision construction	3,810	5,486	262
Land development	19,233	20,710	3,842
Commercial construction	1,530	1,530	134
Owner occupied one- to four-family residential	4,856	5,309	488
Non-owner occupied one- to four-family residential	10,965	11,402	1,028
Commercial real estate	39,634	41,887	1,045
Other residential	17,335	18,600	246
Commercial business	3,447	4,365	517
Industrial revenue bonds	3,508	3,588	98
Consumer auto	158	180	25
Consumer other	669	774	99
Home equity lines of credit	90	98	23

Total	$105,922	$114,616	$8,058

	Three Months Ended		Six Months Ended
	June 30, 2012		June 30, 2012
	Average		Average
	Investment	Interest	Investment	Interest
	in Impaired	Income	in Impaired	Income
	Loans	Recognized	Loans	Recognized
	(In Thousands)

One- to four-family residential construction	$687	$11	$801	$22
Subdivision construction	10,206	107	13,743	287
Land development	13,206	389	10,516	481
Commercial construction	510	35	255	35
Owner occupied one- to four-family residential	5,088	115	5,156	162
Non-owner occupied one- to four-family residential	11,579	293	11,087	454
Commercial real estate	38,718	988	45,031	1,524
Other residential	22,419	463	17,252	581
Commercial business	3,742	84	4,245	160
Industrial revenue bonds	3,508	—	3,042	—
Consumer auto	158	8	167	12
Consumer other	688	40	655	62
Home equity lines of credit	111	3	137	6

Total	$110,620	$2,536	$112,087	$3,786

At June 30, 2013, $30.6 million of impaired loans had specific valuation allowances totaling $9.4 million.  At December 31, 2012, $43.4 million of impaired loans had specific valuation allowances totaling $11.4 million.

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

The following table presents newly restructured loans during the three and six months ended June 30, 2013 by type of modification:

	Three Months Ended June 30, 2013
				Total
	Interest Only	Term	Combination	Modification
	(In Thousands)

Mortgage loans on real estate:
One- to four-family
residential construction	$—	$286	$—	$286
Subdivision construction	—	1,816	—	1,816
Land development	—	62	—	62
Residential-one-to four-family	—	1,087	—	1,087
Consumer	—	3	—	3

	$—	$3,254	$—	$3,254

	Six Months Ended June 30, 2013
				Total
	Interest Only	Term	Combination	Modification
	(In Thousands)

Mortgage loans on real estate:
One- to four-family
residential construction	$—	$286	$—	$286
Subdivision construction	—	1,816	—	1,816
Land development	—	62	—	62
Residential-one-to four-family	—	1,423	—	1,423
Other residential	—	1,874	—	1,874
Consumer	—	169	—	169

	$—	$5,630	$—	$5,630

At June 30, 2013, the Company had $46.7 million of loans that were modified in troubled debt restructurings and impaired, as follows:  $5.1 million of construction and land development loans, $16.5 million of single family and multi-family residential mortgage loans, $22.9 million of commercial real estate loans, $1.8 million of commercial business loans and $269,000 of consumer loans.  Of the total troubled debt restructurings at June 30, 2013, $43.1 million were accruing interest and $9.4 million were classified as substandard and $1.0 million were classified as doubtful using the Company’s internal grading system, which is described below.  The Company had troubled debt restructurings which were modified in the previous 12 months and subsequently defaulted during the six-months ended June 30, 2013 of approximately $1.2 million, including three commercial real estate loans totaling $912,000, three non-owner occupied residential mortgage loan totaling $260,000, two consumer loans totaling $38,000, and one commercial business loan totaling $13,000.  When loans modified as troubled debt restructuring have subsequent payment defaults, the defaults are factored into the determination of the allowance for loan losses to ensure specific valuation allowances reflect amounts considered uncollectible.  At December 31, 2012, the Company had $2.8 million of construction loans, $15.0 million of single family and multi-family residential mortgage loans, $26.9 million of commercial real estate loans, $1.9 million of commercial business loans and $167,000 of consumer loans that were modified in troubled debt restructurings and impaired.  Of the total troubled debt restructurings at December 31, 2012, $38.1 million were accruing interest and $14.6 million were classified as substandard and $1.0 million were classified as doubtful using the Company’s internal grading system.

During the three months ended June 30, 2013, borrowers with loans designated as troubled debt restructurings totaling $1.8 million met the criteria for placement back on accrual status.  The $1.8 million was made up of $1.7 million of residential mortgage loans, $92,000 of commercial real estate loans and $4,000 of consumer loans.  This criteria is a minimum of six months of payment performance under existing or modified terms.

During the six months ended June 30, 2013, borrowers with loans designated as troubled debt restructurings totaling $2.2 million met the criteria for placement back on accrual status.  The $2.2 million was made up of $2.1 million of residential mortgage loans, $92,000 of commercial real estate loans and $4,000 of consumer loans.

The Company reviews the credit quality of its loan portfolio using an internal grading system that classifies loans as “Satisfactory,” “Watch,” “Special Mention,” “Substandard” and “Doubtful.”  Substandard loans are characterized by the distinct possibility that the Bank will sustain some loss if certain deficiencies are not corrected.  Doubtful loans are those having all the weaknesses inherent to those classified Substandard with the added characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.  Special mention loans possess potential weaknesses that deserve management’s close attention but do not expose the Bank to a degree of risk that warrants substandard classification.  Loans classified as watch are being monitored because of indications of potential weaknesses or deficiencies that may require future classification as special mention or substandard.  Loans not meeting any of the criteria previously described are considered satisfactory.  The FDIC-covered loans are evaluated using this internal grading system.  These loans are accounted for in pools and are currently substantially covered through loss sharing agreements with the FDIC.  Minimal adverse classification in the loan pools was identified as of June 30, 2013 and December 31, 2012, respectively.  See Note 8 for further discussion of the acquired loan pools and loss sharing agreements.  The loan grading system is presented by loan class below:

	June 30, 2013
			Special
	Satisfactory	Watch	Mention	Substandard	Doubtful	Total
		(In Thousands)
One- to four-family residential
construction	$37,447	$—	$—	$—	$—	$37,447
Subdivision construction	30,636	2,860	—	2,139	—	35,635
Land development	47,801	1,899	—	14,056	—	63,756
Commercial construction	170,841	—	—	—	—	170,841
Owner occupied one- to four-
family residential	80,571	499	—	2,375	—	83,445
Non-owner occupied one- to four-
family residential	138,080	3,420	—	4,070	—	145,570
Commercial real estate	666,427	33,319	—	23,488	—	723,234
Other residential	242,057	15,570	—	2,173	—	259,800
Commercial business	271,073	3,546	—	3,601	1,000	279,220
Industrial revenue bonds	38,156	675	—	2,023	—	40,854
Consumer auto	104,123	—	—	92	—	104,215
Consumer other	83,257	—	—	517	—	83,774
Home equity lines of credit	52,175	—	1,768	266	—	54,209
FDIC-supported loans, net of
Discounts (TeamBank)	59,707	—	—	4	—	59,711
FDIC-supported loans, net of
discounts (Vantus Bank)	76,311	—	—	69	—	76,380
FDIC-supported loans, net of
discounts (Sun Security Bank)	75,058	—	—	498	—	75,556
FDIC-supported loans, net of
discounts (InterBank)	230,568	—	—	—	—	230,568

Total	$2,404,288	$61,788	$1,768	$55,371	$1,000	$2,524,215

	December 31, 2012
			Special
	Satisfactory	Watch	Mention	Substandard	Doubtful	Total
		(In Thousands)
One- to four-family residential
construction	$28,662	$—	$—	$409	$—	$29,071
Subdivision construction	31,156	2,993	—	1,656	—	35,805
Land development	47,388	3,887	—	11,284	—	62,559
Commercial construction	150,515	—	—	—	—	150,515
Owner occupied one- to four-
family residential	79,411	792	—	3,656	—	83,859
Non-owner occupied one- to four-
family residential	132,073	7,884	—	5,501	—	145,458
Commercial real estate	619,387	42,753	—	30,237	—	692,377
Other residential	252,238	6,793	—	8,487	—	267,518
Commercial business	253,165	4,286	—	6,180	1,000	264,631
Industrial revenue bonds	40,977	675	—	2,110	—	43,762
Consumer auto	82,467	—	—	143	—	82,610
Consumer other	83,250	—	—	565	—	83,815
Home equity lines of credit	52,076	—	1,913	236	—	54,225
FDIC-supported loans, net of
Discounts (TeamBank)	77,568	—	—	47	—	77,615
FDIC-supported loans, net of
discounts (Vantus Bank)	95,281	—	—	202	—	95,483
FDIC-supported loans, net of
discounts (Sun Security Bank)	91,519	—	—	—	—	91,519
FDIC-supported loans, net of
discounts (InterBank)	259,210	—	—	22	—	259,232

Total	$2,376,343	$70,063	$1,913	$70,735	$1,000	$2,520,054

NOTE 8: LOSS SHARING AGREEMENTS AND FDIC INDEMNIFICATION ASSETS

On March 20, 2009, Great Southern Bank entered into a purchase and assumption agreement with loss share with the Federal Deposit Insurance Corporation (FDIC) to assume all of the deposits (excluding brokered deposits) and acquire certain assets of TeamBank, N.A., a full service commercial bank headquartered in Paola, Kansas.

The loans, commitments and foreclosed assets purchased in the TeamBank transaction are covered by a loss sharing agreement between the FDIC and Great Southern Bank.  Under the loss sharing agreement, the Bank shares in the losses on assets covered under the agreement (referred to as covered assets). On losses up to $115.0 million, the FDIC agreed to reimburse the Bank for 80% of the losses. On losses exceeding $115.0 million, the FDIC agreed to reimburse the Bank for 95% of the losses.  Realized losses covered by the loss sharing agreement include loan contractual balances (and related unfunded commitments that were acquired), accrued interest on loans for up to 90 days, the book value of foreclosed real estate acquired, and certain direct costs, less cash or other consideration received by the Bank.  This agreement extends for ten years for 1-4 family real estate loans and for five years for other loans.  The value of this loss sharing agreement was considered in determining fair values of loans and foreclosed assets acquired.  The loss sharing agreement is subject to the Bank following servicing procedures as specified in the agreement with the FDIC.  The expected reimbursements under the loss sharing agreement were recorded as an indemnification asset at their preliminary estimated fair value on the acquisition date.  Based upon the acquisition date fair values of the net assets acquired, no goodwill was recorded.  A discount was recorded in conjunction with the fair value of the acquired loans and the amount accreted to yield during the three and six months ended June 30, 2013 was $27,000 and $134,000, respectively.  The amount accreted to yield during the three and six months ended June 30, 2012 was $348,000 and $775,000, respectively.

On September 4, 2009, Great Southern Bank entered into a purchase and assumption agreement with loss share with the FDIC to assume all of the deposits and acquire certain assets of Vantus Bank, a full service thrift headquartered in Sioux City, Iowa.

The loans, commitments and foreclosed assets purchased in the Vantus Bank transaction are covered by a loss sharing agreement between the FDIC and Great Southern Bank.  Under the loss sharing agreement, the Bank shares in the losses on assets covered under the agreement (referred to as covered assets). On losses up to $102.0 million, the FDIC agreed to reimburse the Bank for 80% of the losses. On losses exceeding $102.0 million, the FDIC agreed to reimburse the Bank for 95% of the losses. Realized losses covered by the loss sharing agreement include loan contractual balances (and related unfunded commitments that were acquired), accrued interest on loans for up to 90 days, the book value of foreclosed real estate acquired, and certain direct costs, less cash or other consideration received by the Bank.  This agreement extends for ten years for 1-4 family real estate loans and for five years for other loans.  The value of this loss sharing agreement was considered in determining fair values of loans and foreclosed assets acquired.  The loss sharing agreement is subject to the Bank following servicing procedures as specified in the agreement with the FDIC.  The expected reimbursements under the loss sharing agreement were recorded as an indemnification asset at their preliminary estimated fair value on the acquisition date.  Based upon the acquisition date fair values of the net assets acquired, no goodwill was recorded.  A discount was recorded in conjunction with the fair value of the acquired loans and the amount accreted to yield during the three and six months ended June 30, 2013 was $33,000 and $80,000, respectively.  The amount accreted to yield during the three and six months ended June 30, 2012 was $104,000 and $262,000, respectively.

On October 7, 2011, Great Southern Bank entered into a purchase and assumption agreement with loss share with the FDIC to assume all of the deposits and acquire certain assets of Sun Security Bank, a full service bank headquartered in Ellington, Missouri.

The loans and foreclosed assets purchased in the Sun Security Bank transaction are covered by a loss sharing agreement between the FDIC and Great Southern Bank.  Under the loss sharing agreement, the FDIC agreed to cover 80% of the losses on the loans (excluding approximately $4 million of consumer loans) and foreclosed assets purchased subject to certain limitations.  Realized losses covered by the loss sharing agreement include loan contractual balances (and related unfunded commitments that were acquired), accrued interest on loans for up to 90 days, the book value of foreclosed real estate acquired, and certain direct costs, less cash or other consideration received by Great Southern.  This agreement extends for ten years for 1-4 family real estate loans and for five years for other loans.  The value of this loss sharing agreement was considered in determining fair values of loans and foreclosed assets acquired.  The loss sharing agreement is subject to the Bank following servicing procedures as specified in the agreement with the FDIC.  The expected reimbursements under the loss sharing agreement were recorded as an indemnification asset at their preliminary estimated fair value on the acquisition date.  Based upon the acquisition date fair values of the net assets acquired, no goodwill was recorded.  A discount was recorded in conjunction with the fair value of the acquired loans and the amount accreted to yield during the three and six months ended June 30, 2013 was $273,000 and $617,000, respectively.  The amount accreted to yield during the three and six months ended June 30, 2012 was $373,000 and $652,000, respectively.

On April 27, 2012, Great Southern Bank entered into a purchase and assumption agreement with loss share with the FDIC to assume all of the deposits and acquire certain assets of Inter Savings Bank, FSB (“InterBank”), a full service bank headquartered in Maple Grove, Minnesota.

The loans and foreclosed assets purchased in the InterBank transaction are covered by a loss sharing agreement between the FDIC and Great Southern Bank.  Under the loss sharing agreement, the FDIC agreed to cover 80% of the losses on the loans (excluding approximately $60,000 of consumer loans) and foreclosed assets purchased subject to certain limitations.  Realized losses covered by the loss sharing agreement include loan contractual balances (and related unfunded commitments that were acquired), accrued interest on loans for up to 90 days, the book value of foreclosed real estate acquired, and certain direct costs, less cash or other consideration received by Great Southern.  This agreement extends for ten years for 1-4 family real estate loans and for five years for other loans.  The value of this loss sharing agreement was considered in determining fair values of loans and foreclosed assets acquired.  The loss sharing agreement is subject to the Bank following servicing procedures as specified in the agreement with the FDIC.  The expected reimbursements under the loss sharing agreement were recorded as an indemnification asset at their preliminary estimated fair value on the acquisition date.  Based upon the acquisition date fair values of the net assets acquired, no goodwill was recorded.  The Company’s estimates of its cash flows to be collected regarding the InterBank assets has not materially changed.  A premium was recorded in conjunction with the fair value of the acquired loans and the amount amortized to yield during the three and six months ended June 30, 2013 was $162,000 and $330,000, respectively.  The amount amortized to yield during the three and six months ended June 30, 2012 was $194,000.

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

The amount of the estimated cash flows expected to be received from the acquired loan pools in excess of the fair values recorded for the loan pools is referred to as the accretable yield.  The accretable yield is recognized as interest income over the estimated lives of the loans.  The Company continues to evaluate the fair value of the loans including cash flows expected to be collected.  Increases in the Company’s cash flow expectations are recognized as increases to the accretable yield while decreases are recognized as impairments through the allowance for loan losses.  During the three and six months ended June 30, 2013, increases in expected cash flows related to the acquired loan portfolios resulted in adjustments of $5.6 million and $14.9 million, respectively, to the accretable yield to be spread over the estimated remaining lives of the loans on a level-yield basis. During the three and six months ended June 30, 2012, similar such adjustments totaling $8.8 million and $10.0 million, respectively, were made to the accretable yield.  The current year increases in expected cash flows also reduced the amount of expected reimbursements under the loss sharing agreements.  During the three and six months ended June 30, 2013, this resulted in a corresponding adjustment of $4.5 million and $12.0 million, respectively, to the indemnification assets to be amortized on a level-yield basis over the remainder of the loss sharing agreements or the remaining expected lives of the loan pools, whichever is shorter.  During the three and six months ended June 30, 2012, corresponding adjustments of $7.1 million and $8.0 million, respectively, were made to the indemnification assets.

Because these adjustments will be recognized over the remaining lives of the loan pools and the remainder of the loss sharing agreements, respectively, they will impact future periods as well.  The remaining accretable yield adjustment that will affect interest income is $21.5 million and the remaining adjustment to the indemnification assets that will affect non-interest income (expense) is $(16.2) million.  Of the remaining adjustments, we expect to recognize $8.6 million of interest income and $(7.5) million of non-interest income (expense) in the remainder of 2013.  Additional adjustments may be recorded in future periods from the FDIC-assisted acquisitions, as the Company continues to estimate expected cash flows from the acquired loan pools.
The impact of adjustments on the Company’s financial results is shown below:

	Three Months Ended		Six Months Ended
	June 30, 2013		June 30, 2013
	(In Thousands, Except Per Share Data
	and Basis Points Data)

Impact on net interest income/
net interest margin (in basis points)	$7,663	88 bps	$18,096	103 bps
Non-interest income	(6,628)		(14,963)
Net impact to pre-tax income	$1,035		$3,133
Net impact net of taxes	$673		$2,036
Impact to diluted earnings per common share	$0.05		$0.15

	Three Months Ended		Six Months Ended
	June 30, 2012		June 30, 2012
	(In Thousands, Except Per Share Data
	and Basis Points Data)

Impact on net interest income/
net interest margin (in basis points)	$8,017	86 bps	$14,180	80 bps
Non-interest income	(6,619)		(11,150)
Net impact to pre-tax income	$1,398		$3,030
Net impact net of taxes	$909		$1,970
Impact to diluted earnings per common share	$0.07		$0.14

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

At June 30, 2013, the Bank’s internal estimate of credit performance is expected to be better than the threshold set by the FDIC in the loss sharing agreement.  Therefore, a separate clawback liability totaling $1.9 million was recorded as of June 30, 2013.  As changes in the fair values of the loans and foreclosed assets are determined due to changes in expected cash flows, changes in the amount of the clawback liability will occur.

TeamBank FDIC Indemnification Asset.  The following tables present the balances of the FDIC indemnification asset related to the TeamBank transaction at June 30, 2013 and December 31, 2012. Gross loan balances (due from the borrower) were reduced approximately $371.1 million since the transaction date because of $236.8 million of repayments from borrowers, $61.4 million in transfers to foreclosed assets and $72.9 million in charge-offs to customer loan balances.  Based upon the collectability analyses performed during the acquisition, we expected certain levels of foreclosures and charge-offs and actual results have been better than our expectations.  As a result, cash flows expected to be received from the acquired loan pools have increased, resulting in adjustments that were made to the related accretable yield as described above.

	June 30, 2013
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$65,038	$4,039
Non-credit premium/(discount), net of activity since acquisition date	—	—
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(3,640)	—
Original estimated fair value of assets, net of activity since
acquisition date	(59,711)	(3,386)

Expected loss remaining	1,687	653
Assumed loss sharing recovery percentage	81%	80%

Estimated loss sharing value	1,367	523
Indemnification asset to be amortized resulting from
change in expected losses	1,993	—
Accretable discount on FDIC indemnification asset	(90)	—
FDIC indemnification asset	$3,270	$523

	December 31, 2012
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$86,657	$9,056
Non-credit premium/(discount), net of activity since acquisition date	(134)	—
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(5,120)	—
Original estimated fair value of assets, net of activity since
acquisition date	(77,615)	(7,669)

Expected loss remaining	3,788	1,387
Assumed loss sharing recovery percentage	81%	82%

Estimated loss sharing value	3,051	1,141
Indemnification asset to be amortized resulting from
change in expected losses	4,036	—
Accretable discount on FDIC indemnification asset	(332)	—
FDIC indemnification asset	$6,755	$1,141

Vantus Bank Indemnification Asset.  The following tables present the balances of the FDIC indemnification asset related to the Vantus Bank transaction at June 30, 2013 and December 31, 2012. Gross loan balances (due from the borrower) were reduced approximately $251.5 million since the transaction date because of $206.9 million of repayments from borrowers, $15.8 million in transfers to foreclosed assets and $28.8 million in charge-offs to customer loan balances.  Based upon the collectability analyses performed during the acquisition, we expected certain levels of foreclosures and charge-offs and actual results have been better than our expectations.  As a result, cash flows expected to be received from the acquired loan pools have increased, resulting in adjustments that were made to the related accretable yield as described above.

	June 30, 2013
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$80,012	$3,523
Non-credit premium/(discount), net of activity since acquisition date	(24)	—
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(2,620)	—
Original estimated fair value of assets, net of activity since
acquisition date	(76,380)	(2,331)

Expected loss remaining	988	1,192
Assumed loss sharing recovery percentage	75%	80%

Estimated loss sharing value	744	953
Indemnification asset to be amortized resulting from
change in expected losses	2,079	—
Accretable discount on FDIC indemnification asset	(107)	—
FDIC indemnification asset	$2,716	$953

	December 31, 2012
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$103,910	$4,383
Non-credit premium/(discount), net of activity since acquisition date	(104)	—
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(5,429)	—
Original estimated fair value of assets, net of activity since
acquisition date	(95,483)	(3,214)

Expected loss remaining	2,894	1,169
Assumed loss sharing recovery percentage	78%	80%

Estimated loss sharing value	2,270	935
Indemnification asset to be amortized resulting from
change in expected losses	4,343	—
Accretable discount on FDIC indemnification asset	(240)	—
FDIC indemnification asset	$6,373	$935

Sun Security Bank Indemnification Asset.  The following tables present the balances of the FDIC indemnification asset related to the Sun Security Bank transaction at June 30, 2013 and December 31, 2012.  Gross loan balances (due from the borrower) were reduced approximately $137.6 million since the transaction date because of $85.1 million of repayments by the borrower, $23.4 million in transfers to foreclosed assets and $29.1 million of charge-offs to customer loan balances.  Based upon the collectability analyses performed during the acquisition, we expected certain levels of foreclosures and charge-offs and actual results have been better than our expectations.  As a result, cash flows expected to be received from the acquired loan pools have increased, resulting in adjustments that were made to the related accretable yield as described above.

	June 30, 2013
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$96,836	$8,125
Non-credit premium/(discount), net of activity since acquisition date	(462)	—
Reclassification from nonaccretable discount to accretable discount due to change in expected losses (net of accretion to date)	(3,773)	—
Original estimated fair value of assets, net of activity since
acquisition date	(75,556)	(4,870)

Expected loss remaining	17,045	3,255
Assumed loss sharing recovery percentage	74%	80%

Estimated loss sharing value	12,619	2,604
Indemnification asset to be amortized resulting from
change in expected losses	3,018	—
Accretable discount on FDIC indemnification asset	(1,106)	(93)
FDIC indemnification asset	$14,531	$2,511

	December 31, 2012
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$126,933	$10,980
Non-credit premium/(discount), net of activity since acquisition date	(1,079)	—
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(4,182)	—
Original estimated fair value of assets, net of activity since
acquisition date	(91,519)	(6,227)

Expected loss remaining	30,153	4,753
Assumed loss sharing recovery percentage	76%	80%

Estimated loss sharing value	23,017	3,785
Indemnification asset to be amortized resulting from
change in expected losses	3,345	—
Accretable discount on FDIC indemnification asset	(2,867)	(561)
FDIC indemnification asset	$23,495	$3,224

InterBank Indemnification Asset.  The following table presents the balances of the FDIC indemnification asset related to the InterBank transaction at June 30, 2013.  Gross loan balances (due from the borrower) were reduced approximately $79.9 million since the transaction date because of $58.3 million of repayments by the borrower, $3.9 million in transfers to foreclosed assets and $17.7 million of charge-offs to customer loan balances.  Based upon the collectability analyses performed during the acquisition, we expected certain levels of foreclosures and charge-offs and actual results have been better than our expectations.  As a result, cash flows expected to be received from the acquired loan pools have increased, resulting in adjustments that were made to the related accretable yield as described above.

	June 30, 2013
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$313,382	$5,038
Non-credit premium/(discount), net of activity since acquisition date	2,211	—
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(11,441)	—
Original estimated fair value of assets, net of activity since
acquisition date	(230,568)	(4,327)

Expected loss remaining	73,584	711
Assumed loss sharing recovery percentage	81%	80%

Estimated loss sharing value	59,822	569
FDIC loss share clawback	1,504	—
Indemnification asset to be amortized resulting from
change in expected losses	9,153	—
Accretable discount on FDIC indemnification asset	(5,882)	(33)
FDIC indemnification asset	$64,597	$536

	December 31, 2012
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$356,844	$2,001
Non-credit premium/(discount), net of activity since acquisition date	2,541	—
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(9,897)	—
Original estimated fair value of assets, net of activity since
acquisition date	(259,232)	(1,620)

Expected loss remaining	90,256	381
Assumed loss sharing recovery percentage	81%	80%

Estimated loss sharing value	73,151	304
FDIC loss share clawback	1,000	—
Indemnification asset to be amortized resulting from
change in expected losses	7,871	—
Accretable discount on FDIC indemnification asset	(6,893)	(93)
FDIC indemnification asset	$75,129	$211

Changes in the accretable yield for acquired loan pools were as follows for the three months ended June 30, 2013 and 2012:

			Sun Security
	TeamBank	Vantus Bank	Bank	InterBank
	(In Thousands)

Balance, April 1, 2012	$14,514	$19,702	$10,317	$—
Additions	—	—	—	46,078
Accretion	(4,620)	(5,124)	(4,482)	(2,851)
Reclassification from nonaccretable yield(1)	1,509	3,304	3,940	—
Balance, June 30, 2012	$11,403	$17,882	$9,775	$43,227

Balance April 1, 2013	$11,339	$11,522	$10,015	$40,264
Accretion	(1,919)	(2,362)	(4,038)	(6,360)
Reclassification from nonaccretable difference(1)	(810)	(513)	4,078	1,063

Balance, June 30, 2013	$8,610	$8,647	$10,055	$34,967

(1)
Represents increases in estimated cash flows expected to be received from the acquired loan pools, primarily due to lower estimated credit losses.  The numbers also include changes in expected accretion of the loan pools for TeamBank, Vantus Bank, Sun Security Bank and InterBank for the three months ended June 30, 2013, totaling $0, $0, $3.0 million and $2.6 million, respectively, and the three months ended June 30, 2012, totaling $2.5 million, $2.9 million, $3.4 million and $0, respectively.

Changes in the accretable yield for acquired loan pools were as follows for the six months ended June 30, 2013 and 2012:

			Sun Security
	TeamBank	Vantus Bank	Bank	InterBank
	(In Thousands)

Balance, January 1, 2012	$14,662	$21,967	$12,769	$—
Additions	—	—	—	46,078
Accretion	(9,090)	(10,340)	(7,082)	(2,851)
Reclassification from nonaccretable difference(1)	5,831	6,255	4,088	—
Balance, June 30, 2012	$11,403	$17,882	$9,775	$43,227

Balance January 1, 2013	$12,128	$13,538	$11,259	$42,574
Accretion	(5,600)	(5,659)	(8,226)	(13,389)
Reclassification from nonaccretable difference(1)	2,082	768	7,022	5,782

Balance, June 30, 2013	$8,610	$8,647	$10,055	$34,967

(1)
Represents increases in estimated cash flows expected to be received from the acquired loan pools, primarily due to lower estimated credit losses.  The numbers also include changes in expected accretion of the loan pools for TeamBank, Vantus Bank, Sun Security Bank and InterBank for the six months ended June 30, 2013, totaling $2.1 million, $516,000, $4.7 million and $7.6 million, respectively, and the six months ended June 30, 2012, totaling $2.9 million, $3.7 million, $3.4 million and $0, respectively.

NOTE 9: FORECLOSED ASSETS HELD FOR SALE

Major classifications of foreclosed assets were as follows:

	June 30,	December 31,
	2013	2012
	(In Thousands)
One-to four-family construction	$324	$627
Subdivision construction	13,877	17,147
Land development	14,903	14,058
Commercial construction	3,666	6,511
One-to four-family residential	1,390	1,200
Other residential	7,116	7,232
Commercial real estate	3,850	2,738
Commercial business	112	160
Consumer	940	471
	46,178	50,144
FDIC-supported foreclosed assets, net of discounts	14,915	18,730
	$61,093	$68,874

Expenses applicable to foreclosed assets included the following:

	Three Months Ended June 30,
	2013	2012
	(In Thousands)
Net gain on sales of foreclosed assets	$(281)	$(866)
Valuation write-downs	614	1,131
Operating expenses, net of rental income	1,022	963

	$1,355	$1,228

	Six Months Ended June 30,
	2013	2012
	(In Thousands)
Net gain on sales of foreclosed assets	$(282)	$(1,397)
Valuation write-downs	1,056	1,400
Operating expenses, net of rental income	1,636	1,665

	$2,410	$1,668

NOTE 10: DEPOSITS

	June 30,	December 31,
	2013	2012
	(In Thousands)
Time Deposits:
0.00% - 0.99%	$636,093	$666,573
1.00% - 1.99%	302,119	426,589
2.00% - 2.99%	82,915	90,539
3.00% - 3.99%	11,604	13,240
4.00% - 4.99%	3,429	5,190
5.00% and above	1,565	1,816
Total time deposits (0.76% - 1.00%)	1,037,725	1,203,947
Non-interest-bearing demand deposits	424,776	385,778
Interest-bearing demand and savings deposits (0.22% - 0.33%)	1,551,395	1,563,468
Total Deposits	$3,013,896	$3,153,193

NOTE 11: INCOME TAXES

Reconciliations of the Company’s effective tax rates to the statutory corporate tax rates were as follows:

	Three Months Ended June 30,
	2013	2012
	(In Thousands)
Tax at statutory rate	35.0%	35.0%
Nontaxable interest and dividends	(4.3)	(1.6)
Tax credits	(19.3)	(4.7)
State taxes	1.9	0.2
Other	0.5	0.7

	13.8%	29.6%

	Six Months Ended June 30,
	2013	2012
	(In Thousands)
Tax at statutory rate	35.0%	35.0%
Nontaxable interest and dividends	(4.3)	(2.6)
Tax credits	(18.3)	(7.4)
State taxes	1.7	0.3
Other	0.4	0.2

	14.5%	25.5%

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

Recurring Measurements

		Fair value measurements using
		Quoted prices
		in active
		markets	Other	Significant
		for identical	observable	unobservable
		assets	inputs	inputs
	Fair value	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
June 30, 2013
U.S. government agencies	$19,144	$—	$19,144	$—
Mortgage-backed securities	557,790	—	557,790	—
Small Business Administration loan pools	49,548	—	49,548	—
States and political subdivisions	115,483	—	115,483	—
Equity securities	2,474	—	2,474	—
Mortgage servicing rights	246	—	—	246
Interest rate swap asset	1,379	—	—	1,379
Interest rate swap liability	(1,019)	—	—	(1,019)

December 31, 2012
U.S. government agencies	$30,040	$—	$30,040	$—
Collateralized mortgage obligations	4,507	—	4,507	—
Mortgage-backed securities	596,086	—	596,086	—
Small Business Administration loan pools	51,493	—	51,493	—
States and political subdivisions	122,878	—	122,878	—
Equity securities	2,006	—	2,006	—
Mortgage servicing rights	152	—	—	152
Interest rate swap asset	2,112	—	—	2,112
Interest rate swap liability	(2,160)	—	—	(2,160)

The following is a description of inputs and valuation methodologies used for assets recorded at fair value on a recurring basis and recognized in the accompanying statements of financial condition at June 30, 2013 and December 31, 2012, as well as the general classification of such assets pursuant to the valuation hierarchy.  There have been no significant changes in the valuation techniques during the period ended June 30, 2013.

Securities Available for Sale. Investment securities available for sale are recorded at fair value on a recurring basis. The fair values used by the Company are obtained from an independent pricing service, which represent either quoted market prices for the identical asset or fair values determined by pricing models, or other model-based valuation techniques, that consider observable market data, such as interest rate volatilities, LIBOR yield curve, credit spreads and prices from market makers and live trading systems.  Recurring Level 2 securities include U.S. government agency securities, mortgage-backed securities, collateralized mortgage obligations, Small Business Administration (SBA) loan pools, state and municipal bonds and equity securities. Inputs used for valuing Level 2 securities include observable data that may include dealer quotes, benchmark yields, market spreads, live trading levels and market consensus prepayment speeds, among other things. Additional inputs include indicative values derived from the independent pricing service’s proprietary computerized models. There were no Recurring Level 3 securities at June 30, 2013 or December 31, 2012.

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

The Company considers transfers between the levels of the hierarchy to be recognized at the end of related reporting periods.  From December 31, 2012 to June 30, 2013, no assets for which fair value is measured on a recurring basis transferred between any levels of the hierarchy.

Level 3 Reconciliation

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs.

	Mortgage Servicing Rights
	2013	2012
	(In Thousands)

Balance, April 1	$252	$236
Additions	54	17
Amortization	(60)	(59)
Balance, June 30	$246	$194

	Mortgage Servicing Rights
	2013	2012
	(In Thousands)

Balance, January 1	$152	$292
Additions	191	31
Amortization	(97)	(129)
Balance, June 30	$246	$194

	Interest Rate Swap Asset
	2013	2012
	(In Thousands)

Balance, April 1	$1,928	$490
Change in fair value through earnings	(549)	710
Balance, June 30	$1,379	$1,200

	Interest Rate Swap Asset
	2013	2012
	(In Thousands)

Balance, January 1	$2,112	$111
Change in fair value through earnings	(733)	1,089
Balance, June 30	$1,379	$1,200

	Interest Rate Swap Liability
	2013	2012
	(In Thousands)

Balance, April 1	$1,915	$403
Change in fair value through earnings	(896)	827
Balance, June 30	$1,019	$1,230

	Interest Rate Swap Liability
	2013	2012
	(In Thousands)

Balance, January 1	$2,160	$121
Change in fair value through earnings	(1,141)	1,109
Balance, June 30	$1,019	$1,230

Nonrecurring Measurements

The following tables present the fair value measurements of assets measured at fair value during the periods presented on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2013 and December 31, 2012:

		Fair Value Measurements Using
		Quoted prices
		in active
		markets	Other	Significant
		for identical	observable	unobservable
		assets	inputs	inputs
	Fair value	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
June 30, 2013
Impaired loans
One- to four-family residential construction	$—	$—	$—	$—
Subdivision construction	287	—	—	287
Land development	3,686	—	—	3,686
Owner occupied one- to four-family residential	345	—	—	345
Non-owner occupied one- to four-family residential	1,084	—	—	1,084
Commercial real estate	7,446	—	—	7,446
Other residential	2,017	—	—	2,017
Commercial business	2,063	—	—	2,063
Consumer auto	37	—	—	37
Consumer other	306	—	—	306
Home equity lines of credit	75	—	—	75
Total impaired loans	$17,346	$—	$—	$17,346

Foreclosed assets held for sale	$5,090	$—	$—	$5,090

December 31, 2012
Impaired loans
One- to four-family residential construction	$171	$—	$—	$171
Subdivision construction	1,482	—	—	1,482
Land development	1,463	—	—	1,463
Owner occupied one- to four-family residential	2,638	—	—	2,638
Non-owner occupied one- to four-family residential	2,392	—	—	2,392
Commercial real estate	21,764	—	—	21,764
Other residential	4,162	—	—	4,162
Commercial business	2,186	—	—	2,186
Consumer auto	51	—	—	51
Consumer other	286	—	—	286
Home equity lines of credit	44	—	—	44
Total impaired loans	$36,639	$—	$—	$36,639

Foreclosed assets held for sale	$11,360	$—	$—	$11,360

The following is a description of valuation methodologies used for assets measured at fair value on a nonrecurring basis and recognized in the accompanying statements of financial condition, as well as the general classification of such assets pursuant to the valuation hierarchy.

Loans Held for Sale.  Mortgage loans held for sale are recorded at the lower of carrying value or fair value.  The fair value of mortgage loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics.  As such, the Company classifies mortgage loans held for sale as Nonrecurring Level 2.  Write-downs to fair value typically do not occur as the Company generally enters into commitments to sell individual mortgage loans at the time the loan is originated to reduce market risk.  The Company typically does not have commercial loans held for sale.  At June 30, 2013 and December 31, 2012, the aggregate fair value of mortgage loans held for sale exceeded their cost.  Accordingly, no mortgage loans held for sale were marked down and reported at fair value.

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

The Company records impaired loans as Nonrecurring Level 3. If a loan’s fair value as estimated by the Company is less than its carrying value, the Company either records a charge-off of the portion of the loan that exceeds the fair value or establishes a reserve within the allowance for loan losses specific to the loan.  Loans for which such charge-offs or reserves were recorded during the six months ended June 30, 2013 or the year ended December 31, 2012, are shown in the table above (net of reserves).

Foreclosed Assets Held for Sale.  Foreclosed assets held for sale are initially recorded at fair value less estimated cost to sell at the date of foreclosure.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less estimated cost to sell.  Foreclosed assets held for sale are classified as Level 3.  The foreclosed assets represented in the table above have been re-measured during the six months ended June 30, 2013 or the year ended December 31, 2012, subsequent to their initial transfer to foreclosed assets.

The following disclosure relates to financial assets for which it is not practicable for the Company to estimate the fair value at June 30, 2013 and December 31, 2012.

FDIC Indemnification Asset: As part of the Purchase and Assumption Agreements, the Bank and the FDIC entered into loss sharing agreements. These agreements cover realized losses on loans and foreclosed real estate, subject to certain limitations which are more fully described in Note 8.

Under the TeamBank agreement, the FDIC agreed to reimburse the Bank for 80% of the first $115 million in realized losses and 95% for realized losses that exceed $115 million.  The indemnification asset was originally recorded at fair value on the acquisition date (March 20, 2009) and at June 30, 2013 and December 31, 2012, the carrying value was $3.8 million and $7.9 million, respectively.

Under the Vantus Bank agreement, the FDIC agreed to reimburse the Bank for 80% of the first $102 million in realized losses and 95% for realized losses that exceed $102 million.  The indemnification asset was originally recorded at fair value on the acquisition date (September 4, 2009) and at June 30, 2013 and December 31, 2012, the carrying value of the FDIC indemnification asset was $3.7 million and $7.3 million, respectively.

Under the Sun Security Bank agreement, the FDIC agreed to reimburse the Bank for 80% of realized losses.  The indemnification asset was originally recorded at fair value on the acquisition date (October 7, 2011) and at June 30, 2013 and December 31, 2012, the carrying value of the FDIC indemnification asset was $17.0 million and $26.8 million, respectively.

Under the InterBank agreement, the FDIC agreed to reimburse the Bank for 80% of realized losses.  The indemnification asset was originally recorded at fair value on the acquisition date (April 27, 2012) and at June 30, 2013 and December 31, 2012, the carrying value of the FDIC indemnification asset was $65.1 million and $75.3 million, respectively.

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

	June 30, 2013			December 31, 2012
	Carrying	Fair	Hierarchy	Carrying	Fair	Hierarchy
	Amount	Value	Level	Amount	Value	Level
Financial assets
Cash and cash equivalents	$373,310	$373,310	1	$404,141	$404,141	1
Held-to-maturity securities	805	918	2	920	1,084	2
Mortgage loans held for sale	22,679	22,679	2	26,829	26,829	2
Loans, net of allowance for loan losses	2,325,877	2,328,894	3	2,319,638	2,326,051	3
Accrued interest receivable	12,337	12,337	3	12,755	12,755	3
Investment in FHLB stock	10,374	10,374	3	10,095	10,095	3

Financial liabilities
Deposits	3,013,896	3,020,929	3	3,153,193	3,162,288	3
FHLB advances	128,125	132,719	3	126,730	131,280	3
Short-term borrowings	196,932	196,932	3	180,416	180,416	3
Structured repurchase agreements	53,013	57,472	3	53,039	58,901	3
Subordinated debentures	30,929	30,929	3	30,929	30,929	3
Accrued interest payable	1,106	1,106	3	1,322	1,322	3
Unrecognized financial instruments (net of
contractual value)
Commitments to originate loans	—	—	3	—	—	3
Letters of credit	94	94	3	84	84	3
Lines of credit	—	—	3	—	—	3

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
		(In Thousands)
Asset Derivatives
Derivatives not designated
as hedging instruments

Interest rate products	Prepaid expenses and other assets	$1,379	$2,112

Total derivatives not designated
as hedging instruments		$1,379	$2,112

Liability Derivatives
Derivatives not designated
as hedging instruments

Interest rate products	Accrued expenses and other liabilities	$1,019	$2,160

Total derivatives not designated
as hedging instruments		$1,019	$2,160

Nondesignated Hedges

None of the Company’s derivatives are designated in qualifying hedging relationships.  Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain loan customers, which the Company began offering during the fourth quarter of 2011.  The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions.  As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  As of June 30, 2013, the Company had 24 interest rate swaps totaling $102.3 million with commercial customers, and 24 interest rate swaps with the same notional amount with third parties related to this program.  As of December 31, 2012, the Company had 16 interest rate swaps totaling $81.7 million with commercial customers, and 16 interest rate swaps with the same notional amount with third parties related to this program.  During the three months ended June 30, 2013 and 2012, the Company recognized a net gain of $347,000 and a net loss of $117,000, respectively, in noninterest income related to changes in the fair value of these swaps.  During the six months ended June 30, 2013 and 2012, the Company recognized a net gain of $408,000 and a net loss of $20,000, respectively, in noninterest income related to changes in the fair value of these swaps.

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

As of June 30, 2013, the termination value of derivatives in a net liability position, which included accrued interest but excluded any adjustment for nonperformance risk, related to these agreements was $-0-.  The Company has minimum collateral posting thresholds with its derivative counterparties.  The Company’s activity with its derivative counterparties had previously met the level in which the minimum collateral posting thresholds take effect and the Company had posted $185,000 of collateral to satisfy the agreements at June 30, 2013.  If the Company had breached any of these provisions at June 30, 2013, it could have been required to settle its obligations under the agreements at the termination value.

NOTE 14:  2013 EQUITY INCENTIVE PLAN

On May 15, 2013, the Company’s stockholders approved the Great Southern Bancorp, Inc. 2013 Equity Incentive Plan (the “2013 Plan”), which provides for the grant from time to time to directors, emeritus directors, officers, employees and advisory directors of stock options, stock appreciation rights and restricted stock awards.  Upon the stockholders’ approval of the 2013 Plan, the Company’s 2003 Stock Option and Incentive Plan (the “2003 Plan”) was frozen.  As a result, no new awards will be made under the 2003 Plan, but existing outstanding awards under the 2003 Plan will not be affected.

The number of shares of Common Stock available for awards under the 2013 Plan is 700,000, all of which may be utilized for stock options and stock appreciation rights and no more than 100,000 of which may be utilized for restricted stock awards.  Under the 2013 Plan, during any calendar year, the maximum aggregate number of shares with respect to which stock options and stock appreciation rights may be granted to any one individual is 50,000, and the maximum aggregate number of shares with respect to which restricted stock awards may be granted to any one individual is 30,000.

NOTE 15:  CONSOLIDATION OF BANKING CENTERS

On July 12, 2013, the Bank announced plans to consolidate operations of 11 banking centers into other nearby Great Southern banking center locations.  As part of an ongoing performance review of its entire banking center network, Great Southern evaluated each location for a number of criteria, including access and availability of services to affected customers, the proximity of other Great Southern banking centers, profitability and transaction volumes, and market dynamics.  The closing of these facilities, which will result in the transfer of deposits and other banking center operations, is expected to occur early in the fourth quarter of 2013.  The 11 banking centers to be consolidated are all in Missouri and were acquired in 2011, as part of the FDIC-assisted acquisition of the former 27-branch Sun Security Bank.

The Company expects a positive pre-tax income statement impact of approximately $1.2 million to $1.5 million on an annual basis due to the anticipated reduction in non-interest expenses.  In addition, the Company anticipates recording one-time expenses totaling approximately $300,000 to $600,000 during the third and fourth quarters of 2013 in connection with severance costs for affected employees and shortened useful lives of certain furniture and equipment. The affected premises, which have a total carrying value of approximately $1.5 million, will be marketed for sale.  No significant impairment of the value of these premises is expected, as they were purchased near the end of 2011 from the FDIC at fair value as determined by current appraisals at that time.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

When used in this Quarterly Report on Form 10-Q and in other documents filed or furnished by the Company with the Securities and Exchange Commission (the "SEC"), in the Company's press releases or other public or stockholder communications, and in oral statements made with the approval of an authorized executive officer, the words or “expects,” “anticipates,” “will be,” "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "intends" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including, among other things, (i) non-interest expense reductions from the planned Great Southern banking center consolidation might be less than anticipated and the costs of the consolidation and impairment of the value of the affected premises might be greater than expected; (ii) expected cost savings, synergies and other benefits from the Company’s merger and acquisition activities, might not be realized within the anticipated time frames or at all, and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, might be greater than expected; (iii) changes in economic conditions, either nationally or in the Company’s market areas; (iv) fluctuations in interest rates; (v) the risks of lending and investing activities, including changes in the level and direction of loan delinquencies and writeoffs and changes in estimates of the adequacy of the allowance for loan losses; (vi) the possibility of other-than-temporary impairments of securities held in the Company’s securities portfolio; (vii) the Company’s ability to access cost-effective funding; (viii) fluctuations in real estate values and both residential and commercial real estate market conditions; (ix) demand for loans and deposits in the Company’s market areas; (x) legislative or regulatory changes that adversely affect the Company’s business, including, without limitation, the Dodd-Frank Wall Street Reform and Consumer Protection Act and its implementing regulations, and the overdraft protection regulations and customers’ responses thereto; (xi) monetary and fiscal policies of the Federal Reserve Board and the U.S. Government and other governmental initiatives affecting the financial services industry; (xii) results of examinations of the Company and Great Southern by their regulators, including the possibility that the regulators may, among other things, require the Company to increase its allowance for loan losses or to write-down assets; (xiii) the uncertainties arising from the Company’s participation in the Small Business Lending Fund program, including uncertainties concerning the potential future redemption by us of the U.S. Treasury’s preferred stock investment under the program, including the timing of, regulatory approvals for, and conditions placed upon, any such redemption; (xiv) costs and effects of litigation, including settlements and judgments; and (xv) competition. The Company wishes to advise readers that the factors listed above and other risks described from time to time in the Company’s other filings with the SEC could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

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

Goodwill and Intangible Assets

Goodwill and intangibles assets that have indefinite useful lives are subject to an impairment test at least annually and more frequently if circumstances indicate their value may not be recoverable. Goodwill is tested for impairment using a process that estimates the fair value of each of the Company’s reporting units compared with its carrying value. The Company defines reporting units as a level below each of its operating segments for which there is discrete financial information that is regularly reviewed. As of June 30, 2013, the Company has one reporting unit to which goodwill has been allocated – the Bank.  If the fair value of a reporting unit exceeds its carrying value, then no impairment is recorded. If the carrying value amount exceeds the fair value of a reporting unit, further testing is completed comparing the implied fair value of the reporting unit’s goodwill to its carrying value to measure the amount of impairment. Intangible assets that are not amortized will be tested for impairment at least annually by comparing the fair values of those assets to their carrying values. At June 30, 2013, goodwill consisted of $379,000 at the Bank reporting unit. Other identifiable intangible assets that are subject to amortization are amortized on a straight-line basis over a period of seven years. At June 30, 2013, the amortizable intangible assets consisted of core deposit intangibles of $4.8 million.  These amortizable intangible assets are reviewed for impairment if circumstances indicate their value may not be recoverable based on a comparison of fair value.

While the Company believes no impairment existed at June 30, 2013, different conditions or assumptions used to measure fair value of reporting units, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of the Company’s impairment evaluation in the future.

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

The economic downturn beginning in 2008 negatively affected consumer confidence and elevated unemployment levels, resulting in a detrimental impact on industry-wide performance nationally as well as throughout the Company's market areas.  Over the past two years, economic indicators have shown continued improvement with consumer confidence levels reaching a six year high in July 2013 and with a continued decline in unemployment levels.

All six states in which GSB has branch operations had unemployment levels lower than the June 30, 2013 national unemployment rate of 7.6% (i.e.,  Missouri - 6.9%, Kansas - 5.8%, Arkansas 7.3%, Iowa - 4.6%, Nebraska - 4.0% and Minnesota at 5.2%). Three out of six states had unemployment rates ranking among the ten lowest in the country.  Our St. Louis metropolitan market segment continues to carry the Company's highest level of unemployment at 7.0%, which still falls below national levels. Job creation in the St. Louis market, while positive, has remained sluggish. The unemployment rate at 5.7% for the Springfield market was below the national average while multiple metropolitan areas in our market areas in Iowa and Nebraska boasted unemployment levels ranging from 3.2% - 4.7%; among the lowest unemployment levels in the nation.

After turning the corner in 2012, the U.S. housing market continued its improvement throughout the first half of 2013 with new home sales hitting a five-year high in June 2013.  While building permits have increased across our market segments, foreclosure filings have plunged to their lowest level since 2007.  Average prices for existing home sales in the Midwest, which includes our market areas, increased 5.8% in 2012 over 2011 according to the National Association of Realtors.  These improvements are anticipated to continue throughout 2013.

The performance of commercial real estate markets also improved substantially in the Company’s markets as shown by increased real estate sales activity and financing of those activities. According to real estate services firm CoStar Group; retail, office and industrial types of commercial real estate properties continue to show improvement in occupancy, absorption and rental income both nationally and in our market areas.

Economic conditions have presented financial institutions with unprecedented challenges over the past few years and have impacted the markets in which we operate.  While the Federal Reserve has adjusted its monetary policy to accommodate for the downturn, recent indications are that the Federal Reserve may be slowing asset purchases sooner than previously thought.  The economic downturn resulted in significant declines in the fair value of various Company investments and other assets, constraints on liquidity and significant credit quality problems.  While market deterioration and values appear to have stabilized, Bank management will continue to closely monitor regional as well as national and global economic conditions as these could have significant impact on our market areas.

While current economic indicators for the Midwest, which includes the Company’s primary market areas, show strength and improvement in employment, housing starts and prices, commercial real estate occupancy, absorption and rental income; Bank management will continue to closely monitor regional as well as national and global economic conditions as these could have significant impact on our market areas.

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

In the six months ended June 30, 2013, Great Southern's total assets decreased $127.2 million, or 3.2%, from $3.96 billion at December 31, 2012, to $3.83 billion at June 30, 2013. Full details of the current period changes in total assets are provided in the “Comparison of Financial Condition at June 30, 2013 and December 31, 2012” section of this Quarterly Report on Form 10-Q.

Loans.  In the six months ended June 30, 2013, net loans increased $6.2 million, or 0.3%, from $2.32 billion at December 31, 2012, to $2.33 billion at June 30, 2013.  Partially offsetting the increases in loans were decreases of $81.6 million in the FDIC-covered loan portfolios.  Excluding covered loans and mortgage loans held for sale, total loans increased $87.4 million, primarily due to increases in commercial real estate, commercial business and consumer loans, partially offset by a decrease in one-to four-family residential loans and other residential loans.  As loan demand is affected by a variety of factors, including general economic conditions, and because of the competition we face and our focus on pricing discipline and credit quality, we cannot be assured that our loan growth will match or exceed the level of increases achieved in prior years.  Based upon the current lending environment and economic conditions, the Company does not expect to grow the overall loan portfolio significantly at this time.  The Company's strategy continues to be focused on maintaining credit risk and interest rate risk at appropriate levels.

While our policy allows us to lend up to 95% of the appraised value on single-family properties and up to 90% on two- to four-family residential properties, originations of loans with loan-to-value ratios at those levels are minimal.  When they are made at those levels, private mortgage insurance is typically required for loan amounts above the 80% level or our analyses determined minimal risk to be involved and therefore these loans are not considered to have more risk to us than other residential loans.  We consider these lending practices to be consistent with or more conservative than what we believe to be the norm for banks our size.  At June 30, 2013 and December 31, 2012, an estimated 0.2% of total owner occupied one- to four-family residential loans had loan-to-value ratios above 100% at origination.  At both June 30, 2013 and December 31, 2012, an estimated 0.6% and 0.8%, respectively, of total non-owner occupied one- to four-family residential loans had loan-to-value ratios above 100% at origination.

At June 30, 2013 troubled debt restructurings totaled $46.7 million, or 2.0% of total loans, down $100,000 from $46.8 million, or 2.0% of total loans, at December 31, 2012.  This elevated level of troubled debt restructurings is primarily due to the continuing effects of the recent economic downturn and the resulting increased number of borrowers experiencing financial difficulty.  Concessions granted to borrowers experiencing financial difficulties may include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.  While the types of concessions made have not changed as a result of the economic recession, the number of concessions granted has increased as reflected in the increase in troubled debt restructurings.  During the three months ended June 30, 2013, no loans were restructured into multiple new loans.  During the six months ended June 30, 2013, one loan totaling $1.9 million was restructured into multiple new loans.  During the year ended December 31, 2012, eleven loans totaling $38.0 million were each restructured into multiple new loans.  For further information on troubled debt restructurings, see Note 7 of the Notes to Consolidated Financial Statements contained in this report.

The loss sharing agreements with the FDIC are subject to limitations on the types of losses covered and the length of time losses are covered, and are conditioned upon the Bank complying with its requirements in the agreements with the FDIC, including requirements regarding servicing and other loan administration matters.  The loss sharing agreements extend for ten years for single family real estate loans and for five years for other loans.  At June 30, 2013, approximately six years remain on the loss sharing agreement for single family real estate loans acquired from TeamBank and the remaining loans have an estimated average life of two to eleven years.  At June 30, 2013, approximately seven years remain on the loss sharing agreement for single family real estate loans acquired from

Vantus Bank and the remaining loans have an estimated average life of two to thirteen years.   At June 30, 2013, approximately eight and one half years remain on the loss sharing agreement for single family real estate loans acquired from Sun Security Bank and the remaining loans have an estimated average life of four to eleven years.  At June 30, 2013, approximately nine years remain on the loss sharing agreement for single family real estate loans acquired from InterBank and the remaining loans have an estimated average life of six to fourteen years.    At June 30, 2013, approximately nine months remain on the loss sharing agreement for non-single family loans acquired from TeamBank and the remaining loans are have an estimated average life of one to six years.  At June 30, 2013, approximately fifteen months remain on the loss sharing agreement for non-single family loans acquired from Vantus Bank and the remaining loans have an estimated average life of one to five years.  At June 30, 2013, approximately three and one half years remain on the loss sharing agreement for non-single family loans acquired from Sun Security Bank and the remaining loans have an estimated average life of one to two years.  At June 30, 2013, approximately four years remain on the loss sharing agreement for non-single family loans acquired from InterBank and the remaining loans have an estimated average life of three years.  While the expected repayments for certain of the acquired loans extend beyond the terms of the loss sharing agreements, the Bank has identified and will continue to identify problem loans and will make every effort to resolve them within the time limits of the agreements.  The Company may sell any loans remaining at the end of the loss sharing agreement subject to the approval of the FDIC.  Acquired loans are currently included in the analysis and estimation of the allowance for loan losses.  However, when the loss sharing agreements end, the allowance for loan losses related to any acquired loans retained in the portfolio may need to increase.  The loss sharing agreements and their related limitations are described in detail in Note 8 of the Notes to Consolidated Financial Statements in this report.

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

Available-for-sale Securities.  In the six months ended June 30, 2013, Great Southern's available-for-sale securities decreased $62.6 million, or 7.8%, from $807.0 million at December 31, 2012, to $744.4 million at June 30, 2013.  The decrease was primarily due to paydowns of mortgage-backed securities, as well as calls, maturities and sales of securities.

Cash and Cash Equivalents.  Great Southern had cash and cash equivalents of $373.3 million at June 30, 2013, a decrease of $30.8 million, or 7.6%, from $404.1 million at December 31, 2012. The decrease in cash and cash equivalents during the period was due to a decrease in total deposits.

Deposits.  The Company attracts deposit accounts through its retail branch network, correspondent banking and corporate services areas, and brokered deposits. The Company then utilizes these deposit funds, along with Federal Home Loan Bank (FHLBank) advances and other borrowings, to meet loan demand or otherwise fund its activities. In the six months ended June 30, 2013, total deposit balances decreased $139.3 million, or 4.4%.  Transaction accounts increased $26.9 million, while retail certificates of deposit decreased $114.3 million.  Great Southern Bank customer deposits totaling $67.2 million and $109.1 million, at June 30, 2013 and December 31, 2012, respectively, were part of the CDARS program which allows bank customers to maintain balances in an insured manner that would otherwise exceed the FDIC deposit insurance limit. The FDIC considers these customer accounts to be brokered deposits due to the fees paid in the CDARS program.  The Company did not actively try to grow CDARS customer deposits during the current period and decreased interest rates offered on these deposits during the six months ended June 30, 2013.

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

Our ability to fund growth in future periods may also depend on our ability to continue to access brokered deposits and FHLBank advances. In times when our loan demand has outpaced our generation of new deposits, we have utilized brokered deposits and FHLBank advances to fund these loans. These funding sources have been attractive to us because we can create either fixed or variable rate funding, if desired, which more closely matches the interest rate nature of much of our loan portfolio. While we do not currently anticipate that our ability to access these sources will be reduced or eliminated in future periods, if this should happen, the limitation on our ability to fund additional loans could have a material adverse effect on our business, financial condition and results of operations.

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

The negative impact of declining loan interest rates has been mitigated by the positive effects of the Company’s loans that have interest rate floors. At June 30, 2013, the Company had a portfolio (excluding loans acquired in FDIC-assisted transactions) of prime-based loans totaling approximately $560 million with rates that change immediately with changes to the prime rate of interest. Of this total, $517 million also had interest rate floors. These floors were at varying rates, with $18 million of these loans having floor rates of 7.0% or greater and another $338 million of these loans having floor rates between 5.0% and 7.0%. In addition, $161 million of these loans have floor rates between 3.25% and 5.0%.  At June 30, 2013, all of these loans were at their floor rates.  The loan yield for the total loan portfolio was approximately 195 basis points higher than the national “prime rate of interest” at June 30, 2013, partly because of these interest rate floors.  While interest rate floors have had an overall positive effect on the Company’s results during this period, they do subject the Company to the risk that borrowers will elect to refinance their loans with other lenders.  To the extent economic conditions strengthen, the likelihood that borrowers will seek to refinance their loans increases.

Non-Interest Income and Operating Expenses.  The Company's profitability is also affected by the level of its non-interest income and operating expenses. Non-interest income consists primarily of service charges and ATM fees, accretion income (net of amortization) related to the FDIC-assisted acquisitions, late charges and prepayment fees on loans, gains on sales of loans and available-for-sale investments and other general operating income.  In 2013 and 2012, increases in the cash flows expected to be collected from the FDIC-covered loan portfolios resulted in amortization (expense) recorded relating to reductions of expected reimbursements under the loss sharing agreements with the FDIC, which are recorded as indemnification assets.  Non-interest income may also be affected by the Company's interest rate hedging activities, if the Company chooses to implement hedges.  Operating expenses consist primarily of salaries and employee benefits, occupancy-related expenses, expenses related to foreclosed assets, postage, FDIC deposit insurance, advertising and public relations, telephone, professional fees, office expenses and other general operating expenses.  Details of the current period changes in non-interest income and non-interest expense are provided in the “Results of Operations and Comparison for the Three and Six months Ended June 30, 2013 and 2012” section of this Quarterly Report on Form 10-Q.

Effect of Federal Laws and Regulations

General.  Federal legislation and regulation significantly affect the operations of the Company and the Bank, and have increased competition among commercial banks, savings institutions, mortgage banking enterprises and other financial institutions. In particular, the capital requirements and operations of regulated banking organizations such as the Company and the Bank have been and will be subject to changes in applicable statutes and regulations from time to time, which changes could, under certain circumstances, adversely affect the Company or the Bank.

Legislation Impacting the Financial Services Industry.  On July 21, 2010, sweeping financial regulatory reform legislation entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act implements far-reaching changes across the financial regulatory landscape, including provisions that, among other things, centralize responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau, with broad rulemaking authority for a wide range of consumer protection laws that apply to all banks, require new capital rules (discussed below), change the assessment base for federal deposit insurance, repeal the federal prohibitions on the payment of interest on demand deposits, amend the account balance limit for federal deposit insurance protection, and increase the authority of the Federal Reserve Board to examine the Company and its non-bank subsidiaries.

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

New Capital Rules. The federal banking agencies have adopted new regulatory capital rules that substantially amend the risk-based capital rules applicable to the Bank and the Company. The new rules would implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. “Basel III” refers to various documents released by the Basel Committee on Banking Supervision.  For the Company and the Bank, the general effective date of the new rules is January 1, 2015, and, for certain provisions, various phase-in periods and later effective dates apply.  The chief features of the new rules are summarized below.

The new rules refine the definitions of what constitutes regulatory capital and add a new regulatory capital element, common equity Tier 1 capital.  The minimum capital ratios are (i) a common equity Tier 1 risk-based capital ratio of 4.5%; (ii) a Tier 1 risk-based capital ratio of 6%; (iii) a total risk-based capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4%.  In addition to the minimum capital ratios, the new rules include a capital conservation buffer, under which a banking organization must have capital more than 2.5% above each of its minimum risk-based capital ratios in order to avoid restrictions on paying dividends, engaging in share repurchases, and paying certain discretionary bonuses.

Effective January 1, 2015, the new rules also revise the prompt corrective action framework, which is designed to place restrictions on insured depository institutions if their capital levels show signs of weakness. Under the  new prompt corrective action requirements, insured depository institutions would be required to meet the following in order to qualify as “well capitalized:” (i) a common equity Tier 1 risk-based capital ratio of at least 6.5%; (ii) a Tier 1 risk-based capital ratio of at least 8%; (iii) a total risk-based capital ratio of at least 10%; and (iv) a Tier 1 leverage ratio of 5%.

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

Business Initiatives

Several initiatives are underway related to the Company’s banking center network. On July 12, 2013, Great Southern announced plans to consolidate operations of 11 Missouri banking centers into other nearby Great Southern banking center locations. As part of an ongoing performance review of its entire banking center network, Great Southern evaluated each location for a number of criteria, including access and availability of services to affected customers, the proximity of other Great Southern banking centers, profitability and transaction volumes, and market dynamics. This review culminated in the approval of the consolidation of these banking centers by the Great Southern Board of Directors.  The closing of these facilities, which will result in the transfer of deposits and other banking center operations, is expected to occur early in the fourth quarter of 2013. Affected customers have been notified of the consolidation plans.  Great Southern ATMs will remain operational at each of the affected banking center sites.

The Company expects a positive pre-tax income statement impact of approximately $1.2 million to $1.5 million on an annual basis due to the anticipated reduction in non-interest expenses. In addition, the Company anticipates recording one-time expenses totaling approximately $300,000 to $600,000 during the third and fourth quarters of 2013 in connection with severance costs for affected employees and shortened useful lives of certain furniture and equipment.  The affected premises, which have a total carrying value of approximately $1.5 million, will be marketed for sale.  No significant impairment of the value of these premises is expected, as they were purchased near the end of 2011 from the FDIC at fair value as determined by current appraisals at that time.

Construction is underway to build a full-service banking center in a commercial district in Omaha, Neb. In addition to the banking center, a commercial lending team will be housed in this facility. The facility is expected to open early in the fourth quarter of 2013. The Company currently operates three banking centers in the Omaha metropolitan area – two in Bellevue and one in Fort Calhoun. In Maple Grove, Minn., the Company purchased property for a new banking center site and construction is underway. Expected to open in late 2013, the new banking center will replace the leased banking center at 13601 80th Cir. N., which is a short distance away. The Company also purchased a commercial building and lot in Ava, Mo., which is currently under renovation.  This facility will replace the current bank-owned property at 101 N. Jefferson less than a mile away. This location is also expected to open early in the fourth quarter of 2013.

The common stock of Great Southern Bancorp, Inc., is listed on the Nasdaq Global Select Market under the symbol “GSBC”. The last reported sale price of GSBC common stock in the quarter ended June 30, 2013, was $26.96.

Headquartered in Springfield, Mo., Great Southern offers a broad range of banking services to customers. The Company operates 107 banking centers and more than 200 ATMs in Missouri, Arkansas, Iowa, Kansas, Minnesota and Nebraska.

Comparison of Financial Condition at June 30, 2013 and December 31, 2012

During the six months ended June 30, 2013, the Company’s total assets decreased by $127.2 million to $3.83 billion.  Most of the decrease was attributable to decreases in available-for-sale-securities, cash and cash equivalents, and the FDIC indemnification asset.  Net loans increased $6.2 million from December 31, 2012, to $2.33 billion at June 30, 2013.  Excluding covered loans and mortgage loans held for sale, total loans increased $87.4 million from December 31, 2012, to June 30, 2013, primarily in the areas of commercial real estate loans, commercial business loans and other consumer loans, partially offset by a decrease in other residential loans.  Offsetting these increases were decreases in net loans acquired through FDIC-assisted transactions of $81.6 million, or 15.6%.  The Company's strategy continues to be focused on maintaining credit risk and interest rate risk at appropriate levels given the current credit and economic environments.

Cash and cash equivalents decreased $30.8 million as compared to December 31, 2012, resulting from decreases in deposits, primarily due to decreases in retail certificates of deposit and CDARS customer deposits.

The Company's available-for-sale securities decreased $62.6 million compared to December 31, 2012.  The decrease was primarily due to paydowns on mortgage-backed securities and calls, maturities and sales of securities with proceeds used to fund new loans and pay off maturing deposits.

The FDIC indemnification asset decreased $27.6 million from December 31, 2012, due primarily to the billing and collection of realized losses from the FDIC as well as estimated improved cash flows to be collected from the loan obligors, resulting in reductions in payments expected to be received from the FDIC.  The expected cash flows are further discussed in Note 8 of the Notes to Consolidated Financial Statements.

Total liabilities decreased $131.7 million from $3.58 billion at December 31, 2012 to $3.45 billion at June 30, 2013.  The decrease was primarily attributable to decreases in deposits and current and deferred income taxes , partially offset by an increase in securities sold under reverse repurchase agreements with customers.  Total deposits decreased $139.3 million from December 31, 2012.  Transaction account balances increased $26.9 million to $1.98 billion at June 30, 2013, up from $1.95 billion at December 31, 2012, while retail certificates of deposit decreased $114.3 million to $970.5 million at June 30, 2013, down from $1.08 billion at December 31, 2012.  Since the second quarter of 2010, the Company’s transaction account balances have trended upward while retail certificates of deposit (excluding acquired deposits) have trended downward because of customer preference to have immediate access to funds during the current low interest rate environment, when excluding the effect of the deposits added from the 2011 and 2012 FDIC-assisted acquisitions.  In addition, at June 30, 2013 and December 31, 2012, Great Southern Bank customer deposits totaling $67.2 million and $109.1 million, respectively, were part of the CDARS program which allows bank customers to maintain balances in an insured manner that would otherwise exceed the FDIC deposit insurance limit. The FDIC counts these deposits as brokered, but these are deposit accounts that we generate with customers in our local markets. The Company did not actively try to grow CDARS customer deposits during the current period and decreased interest rates offered on these deposits during the six months ended June 30, 2013.

Current and deferred income taxes decreased $16.3 million from December 31, 2012 as these balances fluctuate with changes in net income and utilization of tax credits.

Securities sold under reverse repurchase agreements with customers increased $16.7 million from December 31, 2012, as these balances fluctuate over time.

Total stockholders' equity increased $4.5 million from $369.9 million at December 31, 2012 to $374.4 million at June 30, 2013.  The Company recorded net income of $16.6 million for the six months ended June 30, 2013, and common and preferred dividends declared were $5.2 million.  Accumulated other comprehensive income decreased $7.6 million.  In addition, total stockholders’ equity increased $516,000 due to stock option exercises.

Results of Operations and Comparison for the Three and Six Months Ended June 30, 2013 and 2012

General

Net income was $8.2 million for the three months ended June 30, 2013 compared to net income of $21.7 million for the three months ended June 30, 2012. This decrease of $13.5 million, or 62.0%, was primarily due to a decrease in non-interest income of $33.5 million, or 93.5%, and a decrease in net interest income of $2.0 million, or 4.9%, partially offset by a decrease in provision for loan losses of $13.9 million, or 79.1%, and a decrease in provision for income taxes of $7.7 million, or 85.4%.  Net income available to common shareholders was $8.1 million and $21.5 million for the three months ended June 30, 2013 and 2012, respectively.

Net income was $16.6 million for the six months ended June 30, 2013 compared to net income of $29.2 million for the six months ended June 30, 2012.  This decrease of $12.6 million, or 43.0%, was primarily due to a decrease in non-interest income of $36.7 million, or 87.5%, partially offset by an increase in net interest income of $3.4 million or 4.4%, a decrease in provision for loan losses of $15.8 million, or 57.0%, and a decrease in provision for income taxes of $6.9 million, or 71.0%.  Net income available to common shareholders was $16.3 million and $28.9 million for the six months ended June 30, 2013 and 2012, respectively.

Total Interest Income

Total interest income decreased $4.7 million, or 9.8%, during the three months ended June 30, 2013 compared to the three months ended June 30, 2012.  The decrease was due to a $2.7 million decrease in interest income on loans and a $2.0 million decrease in interest income on investments and other interest-earning assets.  Total interest income decreased $2.1 million, or 2.2%, during the six months ended June 30, 2013 compared to the six months ended June 30, 2012.  The decrease was due to a $4.3 million decrease in interest income on investments and other interest-earning assets, partially offset by a $2.2 million increase in interest income on loans.  Interest income on loans decreased for the three months ended June 30, 2013, from lower average interest rates due to a decrease in the additional expected cash flows to be received from the FDIC-acquired loan pools and the resulting adjustment to accretable yield which were previously discussed in Note 8 of the Notes to Consolidated Financial Statements.   For the six months ended June 30, 2013, interest income on loans increased primarily due to an increase in average loan balances due to the loans acquired in the InterBank FDIC-assisted transaction. Interest income from investment securities and other interest-earning assets decreased during the three and six months ended June 30, 2013 primarily due to lower average rates of interest and lower average balances. The lower average investment yields were primarily a result of lower yields on mortgage-backed securities as interest rates reset downward.  Prepayments on the mortgages underlying these securities resulted in amortization of premiums which also reduced yields.

Interest Income – Loans

During the three months ended June 30, 2013 compared to the three months ended June 30, 2012, interest income on loans decreased due to lower average interest rates, partially offset by higher average balances.

Interest income decreased $3.2 million as a result of lower average interest rates on loans.  The average yield on loans decreased from 7.13% during the three months ended June 30, 2012, to 6.58% during the three months ended June 30, 2013.  This decrease was due to lower overall loan rates, and a lower amount of accretion income in the current year period compared to the prior year period resulting from the increases in expected cash flows to be received from the FDIC-acquired loan pools as previously discussed in Note 8 of the Notes to Consolidated Financial Statements.  On an on-going basis the Company estimates the cash flows expected to be collected from the acquired loan pools. This cash flows estimate has increased, based on the payment histories and reduced loss expectations of the loan pools, resulting in a total of $143.6 million of adjustments to be spread on a level-yield basis over the remaining expected lives of the loan pools. The increases in expected cash flows also reduced the amount of expected reimbursements under the loss sharing agreements with the FDIC, which are recorded as indemnification assets. Therefore, the expected indemnification assets have also been reduced, resulting in a total of $121.7 million of adjustments to be amortized on a comparable basis over the remainder of the loss sharing agreements or the remaining expected life of the loan pools, whichever is shorter.  For the three months ended June 30, 2013 and 2012, the adjustments increased interest income by $7.7 million and $8.0 million, respectively, and decreased non-interest income by $6.6 million and $6.6 million, respectively.  The net impact to pre-tax income was $1.0 million and $1.4 million, respectively, for the three months ended June 30, 2013 and 2012.  Because the adjustments will be recognized over the estimated remaining lives of the loan pools and the remainder of the loss sharing agreements, respectively, they will impact future periods as well.  As of June 30, 2013, the remaining accretable yield adjustment that will affect interest income is $21.5 million and the remaining adjustment to the indemnification assets that will affect non-interest income (expense) is $(16.2) million.  Of the remaining adjustments, we expect to recognize $8.6 million of interest income and $(7.5) million of non-interest income (expense) in the remainder of 2013.  Additional adjustments may be recorded in future periods from the FDIC-assisted transactions, as the Company continues to estimate expected cash flows from the acquired loan pools.  Apart from the yield accretion, the average yield on loans was 5.30% for the three months ended June 30, 2013, down from 5.77% for the three months ended June 30, 2012, as a result of normal amortization of higher-rate loans and new loans that were made at current lower market rates.

Interest income increased $450,000 as the result of higher average loan balances, which increased from $2.37 billion during the three months ended June 30, 2012, to $2.40 billion during the three months ended June 30, 2013.  The higher average balances were primarily due to the loans acquired in the InterBank FDIC-assisted transaction, which occurred during the second quarter of 2012.

During the six months ended June 30, 2013 compared to the six months ended June 30, 2012, interest income on loans increased due to higher average balances, partially offset by lower average interest rates.  Interest income increased $3.8 million as the result of higher average loan balances, which increased from $2.28 billion during the six months ended June 30, 2012, to $2.40 billion during the six months ended June 30, 2013.  The higher average balances were primarily due to the loans acquired in the InterBank FDIC-assisted transaction, which occurred during the second quarter of 2012.

Partially offsetting the increase in interest income described above, interest income decreased $1.6 million as a result of lower average interest rates on loans.  The average yield on loans decreased from 7.05% during the six months ended June 30, 2012, to 6.91% during the six months ended June 30, 2013.  This decrease was due to a reduction in overall loan rates, partially offset by an increase in additional yield accretion recognized in conjunction with the fair value of the loan pools acquired in the FDIC-assisted transactions as discussed above for the three months ended June 30, 2013 and as previously discussed in Note 8 of the Notes to Consolidated Financial Statements.  The adjustments increased interest income by $18.1 million and decreased non-interest income by $15.0 million during the six months ended June 30, 2013, for a net impact of $3.1 million to pre-tax income.  Apart from the yield accretion, the average yield on loans was 5.39% for the six months ended June 30, 2013, down from 5.80% for the six months ended June 30, 2012 for reasons discussed above.

Interest Income – Investments and Other Interest-earning Assets

Interest income on investments and other interest-earning assets decreased in the three months ended June 30, 2013 compared to the three months ended June 30, 2012. Interest income decreased $1.6 million due to a decrease in average interest rates from 1.80% during the three months ended June 30, 2012, to 1.47% during the three months ended June 30, 2013. Interest income decreased $484,000 as a result of a decrease in average balances from $1.36 billion during the three months ended June 30, 2012, to $1.12 billion during the three months ended June 30, 2013.  Average balances of securities decreased due primarily to the normal monthly payments received on the portfolio of mortgage-backed securities and the sale of securities during 2013, while average interest-earning deposits decreased due to decreases in the Bank’s customer deposits.

Interest income on investments and other interest-earning assets decreased in the six months ended June 30, 2013 compared to the six months ended June 30, 2012. Interest income decreased $3.2 million as a result of a decrease in average interest rates from 1.99% during the six months ended June 30, 2012, to 1.52% during the six months ended June 30, 2013.  Interest income decreased $1.0 million as a result of a decrease in average balances from $1.31 billion during the six months ended June 30, 2012, to $1.16 billion during the six months ended June 30, 2013.  The reasons for these changes in the comparable six-month periods are the same as those described previously for the comparable three-month periods.
The Company’s interest-earning deposits and non-interest-earning cash equivalents currently earn very low or no yield and therefore negatively impact the Company’s net interest margin. At June 30, 2013, the Company had cash and cash equivalents of $373.3 million compared to $404.1 million at December 31, 2012.  See "Net Interest Income" for additional information on the impact of this interest activity.

Total Interest Expense

Total interest expense decreased $2.8 million, or 35.7%, during the three months ended June 30, 2013, when compared with the three months ended June 30, 2012, due to a decrease in interest expense on deposits of $2.5 million, or 43.6%, a decrease in interest expense on FHLBank advances of $143,000, or 12.6%, a decrease in interest expense on short-term and structured repo borrowings of $84,000, or 12.5%, and a decrease in interest expense on subordinated debentures issued to capital trusts of $14,000, or 9.1%.

Total interest expense decreased $5.4 million, or 34.8%, during the six months ended June 30, 2013, when compared with the six months ended June 30, 2012, primarily due to a decrease in interest expense on deposits of $4.8 million, or 41.3%, a decrease in interest expense on FHLBank advances of $443,000, or 18.4%, a decrease in interest expense on short-term and structured repo borrowings of $188,000, or 13.8%, and a decrease in interest expense on subordinated debentures issued to capital trusts of $34,000, or 10.8%.

Interest Expense – Deposits

Interest expense on demand deposits decreased $1.2 million due to a decrease in average rates from 0.54% during the three months ended June 30, 2012, to 0.24% during the three months ended June 30, 2013. The average interest rates decreased due to lower overall market rates of interest since June 30, 2012 and because the Company continued to pay lower rates in line with the market during the three months ended June 30, 2013 when compared to the same period in 2012.  Market rates of interest on checking and money market accounts have decreased since late 2007 when the FRB began reducing short-term interest rates.  Interest expense on demand deposits increased $123,000 due to an increase in average balances from $1.51 billion during the three months ended June 30, 2012, to $1.60 billion during the three months ended June 30, 2013. The increase in average balances of demand deposits was primarily a result of the customer preference to transition from time deposits to demand deposits.

Interest expense on demand deposits decreased $2.5 million due to a decrease in average rates from 0.60% during the six months ended June 30, 2012, to 0.27% during the six months ended June 30, 2013. Interest expense on demand deposits increased $622,000 due to an increase in average balances from $1.37 billion during the six months ended June 30, 2012, to $1.62 billion during the six months ended June 30, 2013.  The reasons for the decrease in interest rates in the comparable six-month periods are the same as those described previously for the comparable three-month periods.  The increase in average balances of demand deposits was primarily a result of the InterBank acquisition in April of 2012, and customer preference to transition from time deposits to demand deposits.

Interest expense on time deposits decreased $601,000 as a result of a decrease in average rates of interest from 1.03% during the three months ended June 30, 2012, to 0.85% during the three months ended June 30, 2013 due to a reduction in market rates of interest.  A large portion of the Company’s certificate of deposit portfolio matures within one year and therefore reprices fairly quickly; this is consistent with the portfolio over the past several years.  Interest expense on time deposits decreased $886,000 due to a decrease in average balances of time deposits from $1.47 billion during the three months ended June 30, 2012, to $1.08 billion during the three months ended June 30, 2013.  As previously mentioned, the decrease in average balances of time deposits was due to customer preference to transition from time deposits to demand deposits, as well as some customers choosing not to renew their deposits with us upon maturity.  Also contributing to the decrease was the decrease in CDARS deposits of $162.3 million compared to June 30, 2012.

Interest expense on time deposits decreased $1.6 million due to a decrease in average rates from 1.09% during the six months ended June 30, 2012, to 0.83% during the six months ended June 30, 2013. Interest expense on time deposits decreased $1.3 million due to a decrease in average balances from $1.39 billion during the six months ended June 30, 2012, to $1.13 billion during the six months ended June 30, 2013.  The reasons for these changes in the comparable six-month periods are the same as those described previously for the comparable three-month periods.

Interest Expense – FHLBank Advances, Short-term Borrowings and Structured Repo Borrowings and Subordinated Debentures Issued to Capital Trusts

During the three months ended June 30, 2013 compared to the three months ended June 30, 2012, interest expense on FHLBank advances decreased due to lower average balances, partially offset by higher average rates.  Interest expense on FHLBank advances decreased $154,000 due to a decrease in average balances from $147 million during the three months ended June 30, 2012, to $127 million during the three months ended June 30, 2013. This decrease was primarily due to repayments of maturing advances.  Partially offsetting this decrease was an increase in interest expense on FHLBank advances of $11,000 due to an increase in average interest rates from 3.10% in the three months ended June 30, 2012, to 3.13% in the three months ended June 30, 2013.  Most of the remaining advances are fixed-rate and are subject to penalty if paid off prior to maturity.

During the six months ended June 30, 2013 compared to the six months ended June 30, 2012, interest expense on FHLBank advances decreased due to lower average balances, partially offset by higher average rates.  Interest expense on FHLBank advances decreased $578,000 due to a decrease in average balances from $163 million during the six months ended June 30, 2012, to $127 million during the six months ended June 30, 2013.  This decrease was primarily due to repayments of maturing advances.  Interest expense on FHLBank advances increased $135,000 due to an increase in average interest rates from 2.97% in the six months ended June 30, 2012, to 3.12% in the six months ended June 30, 2013.  Most of the remaining advances are fixed-rate and are subject to penalty if paid off prior to maturity.

Interest expense on short-term and structured repo borrowings decreased $43,000 due to a decrease in average rates on short-term borrowings from 0.99% in the three months ended June 30, 2012, to 0.92% in the three months ended June 30, 2013.  Interest expense on short-term and structured repo borrowings decreased $41,000 due to a decrease in average balances from $274 million during the three months ended June 30, 2012, to $256 million during the three months ended June 30, 2013.

Interest expense on short-term and structured repo borrowings decreased $123,000 due to a decrease in average rates on short-term borrowings from 1.01% in the six months ended June 30, 2012, to 0.92% in the six months ended June 30, 2013.  Interest expense on short-term and structured repo borrowings decreased $65,000 due to a decrease in average balances from $271 million during the six months ended June 30, 2012, to $258 million during the six months ended June 30, 2013.  The decrease in balances of short-term borrowings in both the three month and six month periods was primarily due to decreases in average securities sold under repurchase agreements with the Company’s deposit customers, which tend to fluctuate.

Interest expense on subordinated debentures issued to capital trusts decreased $14,000 due to a decrease in average rates from 2.00% in the three months ended June 30, 2012, to 1.82% in the three months ended June 30, 2013.  Interest expense on subordinated debentures issued to capital trusts decreased $33,000 due to a decrease in average rates from 2.04% in the six months ended June 30, 2012, to 1.83% in the six months ended June 30, 2013.  These debentures are not subject to an interest rate swap; however, they are variable-rate debentures and bear interest at an average rate of three-month LIBOR plus 1.57%, adjusting quarterly.

Net Interest Income

Net interest income for the three months ended June 30, 2013 decreased $2.0 million to $38.5 million compared to $40.5 million for the three months ended June 30, 2012. Net interest margin was 4.39% in the three months ended June 30, 2013, compared to 4.36% in the three months ended June 30, 2012, an increase of 3 basis points, or 0.7%.  In both three-month periods, the Company’s margin was positively impacted primarily by the increases in expected cash flows to be received from the FDIC-acquired loan pools and the resulting increase to accretable yield which were previously discussed in Note 8 of the Notes to Consolidated Financial Statements. The positive impact of these changes on the three months ended June 30, 2013 and 2012 were increases in interest income of $7.7 million and $8.0 million, respectively, and increases in net interest margin of 88 basis points and 86 basis points, respectively.  Excluding the positive impact of the additional yield accretion, net interest margin increased one basis point when compared to the year-ago quarter, and decreased seven basis points when compared to the first quarter of 2013.   During 2012 and 2013, lower-rate transaction deposits increased as customers added to existing accounts or new customer accounts were opened, while higher-rate brokered deposits decreased and retail time deposits renewed at lower rates of interest.  The Company has also experienced decreases in yields on loans and investments, excluding the yield accretion income discussed above, when compared to the year-ago quarter.  Existing loans continue to repay, and in many cases new loans originated are at rates which are lower than the rates on those repaying loans and may be lower than existing portfolio rates.  In addition, premium amortization on the Company’s mortgage-backed securities investments has been higher in 2013 compared to 2012.

The Company's overall average interest rate spread increased two basis points, or 0.5%, from 4.29% during the three months ended June 30, 2012, to 4.31% during the three months ended June 30, 2013. The gross change was due to a 25 basis point decrease in the weighted average yield on interest-earning assets and a 27 basis point decrease in the weighted average rate paid on interest-bearing liabilities. In comparing the two periods, the yield on loans decreased 55 basis points while the yield on investment securities and other interest-earning assets decreased 33 basis points. The rate paid on deposits decreased 29 basis points, the rate paid on subordinated debentures issued to capital trusts decreased 18 basis points, the rate paid on short-term borrowings decreased seven basis points, and the rate paid on FHLBank advances increased three basis points.

Net interest income for the six months ended June 30, 2013 increased $3.4 million to $80.6 million compared to $77.2 million for the six months ended June 30, 2012.  Net interest margin was 4.57% in the six months ended June 30, 2013, compared to 4.33% in the six months ended June 30, 2012, an increase of 24 basis points, or 5.5%.  In both six-month periods, the Company’s margin was positively impacted primarily by the increases in expected cash flows to be received from the FDIC-acquired loan pools and the resulting increase to accretable yield which were previously discussed in Note 8 of the Notes to Consolidated Financial Statements. The positive impact of these changes on the six months ended June 30, 2013 and 2012 were increases in interest income of $18.1 million and $14.2 million, respectively, and increases in net interest margin of 103 basis points and 80 basis points, respectively.  Excluding the positive impact of the additional yield accretion, net interest margin increased one basis point when compared to the year-ago period.

The Company's overall interest rate spread increased 27 basis points, or 6.4%, from 4.23% during the six months ended June 30, 2012, to 4.50% during the six months ended June 30, 2013. The gross change was due to a five basis point decrease in the weighted average rate paid on interest-earning assets, and a 32 basis point decrease in the weighted average yield on interest-bearing liabilities.  In comparing the two periods, the yield on loans decreased 14 basis points while the yield on investment securities and other interest-earning assets decreased 47 basis points. The rate paid on deposits decreased 34 basis points, the rate paid on subordinated debentures issued to capital trusts decreased 21 basis points, the rate paid on short-term borrowings decreased nine basis points and the rate paid on FHLBank advances increased 15 basis points.

For additional information on net interest income components, refer to the "Average Balances, Interest Rates and Yields" table in this Quarterly Report on Form 10-Q.

Provision for Loan Losses and Allowance for Loan Losses

Management records a provision for loan losses in an amount it believes sufficient to result in an allowance for loan losses that will cover current net charge-offs as well as risks believed to be inherent in the loan portfolio of the Bank. The amount of provision charged against current income is based on several factors, including, but not limited to, past loss experience, current portfolio mix, actual and potential losses identified in the loan portfolio, economic conditions, and internal as well as external reviews.  Based on the Company’s current assessment of these factors and their expected impact on the loan portfolio, management believes that provision expenses and net charge-offs for 2013 will likely be less than those for 2012 with decreases more pronounced in the second half of  the year.  As noted previously, however, the levels of non-performing assets, potential problem loans, loan loss provisions and net charge-offs fluctuate from period to period and are difficult to predict.

Weak economic conditions, higher inflation or interest rates, or other factors may lead to increased losses in the portfolio and/or requirements for an increase in loan loss provision expense. Management long ago established various controls in an attempt to limit future losses, such as a watch list of possible problem loans, documented loan administration policies and a loan review staff to review the quality and anticipated collectability of the portfolio. Additional procedures provide for frequent management review of the loan portfolio based on loan size, loan type, delinquencies, on-going correspondence with borrowers and problem loan work-outs. Management determines which loans are potentially uncollectible, or represent a greater risk of loss, and makes additional provisions to expense, if necessary, to maintain the allowance at a satisfactory level.

The provision for loan losses for the three months ended June 30, 2013, decreased $13.9 million to $3.7 million when compared with the three months ended June 30, 2012.  The provision for loan losses for the six months ended June 30, 2013, decreased $15.8 million to $11.9 million when compared with the six months ended June 30, 2012.  At June 30, 2013, the allowance for loan losses was $40.2 million, a decrease of $464,000 from December 31, 2012.  Total net charge-offs were $4.0 million and $18.4 million for the three months ended June 30, 2013 and 2012, respectively.  Total net charge-offs were $12.4 million and $28.2 million for the six months ended June 30, 2013 and 2012, respectively.  Excluding the net recoveries related to loans covered by loss sharing agreements, net charge-offs were $5.1 million, with three relationships making up $3.1 million of the net charge-off total for the three months ended June 30, 2013. General market conditions, and more specifically, real estate absorption rates and unique circumstances related to individual borrowers and projects also contributed to the level of provisions and charge-offs.  As properties were categorized as potential problem loans, non-performing loans or foreclosed assets, evaluations were made of the values of these assets with corresponding charge-offs as appropriate.

Loans acquired in the 2009, 2011 and 2012 FDIC-assisted transactions are covered by loss sharing agreements between the FDIC and Great Southern Bank which afford Great Southern Bank at least 80% protection from losses in the acquired portfolio of loans.  The FDIC loss sharing agreements are subject to limitations on the types of losses covered and the length of time losses are covered and are conditioned upon the Bank complying with its requirements in the agreements with the FDIC.  These limitations are described in detail in Note 8 of the Notes to Consolidated Financial Statements. The acquired loans were grouped into pools based on common characteristics and were recorded at their estimated fair values, which incorporated estimated credit losses at the acquisition dates.  These loan pools are systematically reviewed by the Company to determine the risk of losses that may exceed those identified at the time of the acquisition.  Techniques used in determining risk of loss are similar to those used to determine the risk of loss for the legacy Great Southern Bank portfolio, with most focus being placed on those loan pools which include the larger loan relationships and those loan pools which exhibit higher risk characteristics. Review of the acquired loan portfolio also includes meetings with customers, review of financial information and collateral valuations to determine if any additional losses are apparent.  Included in the net charge-off total for the three months ended June 30, 2013, was a net recovery of $1.1 million related to loans covered by the loss sharing agreements with the FDIC.  In the three months ended March 31, 2013, the Bank recorded $2.2 million in net charge-offs (with a corresponding provision for loan losses) related to the covered loans.  Under these agreements, the FDIC will reimburse the Bank for 80% of the losses, so the Bank expected reimbursement of $1.8 million of this charge-off and recorded income of this amount in the three months ended March 31, 2013.  During the three months ended June 30, 2013, these covered loans were resolved more favorably than originally anticipated, with the Bank experiencing a recovery of $1.1 million of the previously recorded charge-off.  The Bank expects to reimburse the FDIC $0.9 million of this recovery and has recorded expense of this amount in the three months ended June 30, 2013.

The Bank's allowance for loan losses as a percentage of total loans, excluding loans covered by the FDIC loss sharing agreements, was 2.08%, 2.21% and 2.31% at June 30, 2013, December 31, 2012, and June 30, 2012, respectively.  Management considers the allowance for loan losses adequate to cover losses inherent in the Company's loan portfolio at June 30, 2013, based on recent reviews of the Company's loan portfolio and current economic conditions.  If economic conditions were to deteriorate or management’s assessment of the loan portfolio were to change, it is possible that additional loan loss provisions would be required, thereby adversely affecting future results of operations and financial condition.

Non-performing Assets

Former TeamBank, Vantus Bank, Sun Security Bank and InterBank non-performing assets, including foreclosed assets, are not included in the totals or in the discussion of non-performing loans, potential problem loans and foreclosed assets below due to the respective loss sharing agreements with the FDIC, which cover at least 80% of principal losses that may be incurred in these portfolios for the applicable terms under the agreement.  In addition, FDIC-supported TeamBank, Vantus Bank, Sun Security Bank and InterBank assets were initially recorded at their estimated fair values as of their acquisition dates of March 20, 2009, September 4, 2009, October 7, 2011, and April 27, 2012, respectively.  The overall performance of the FDIC-covered loan pools has been better than original expectations as of the acquisition dates.

As a result of changes in balances and composition of the loan portfolio, changes in economic and market conditions that occur from time to time, and other factors specific to a borrower's circumstances, the level of non-performing assets will fluctuate.  Non-performing assets, excluding FDIC-covered non-performing assets, at June 30, 2013, were $70.9 million, a decrease of $1.7 million from $72.6 million at December 31, 2012. Non-performing assets, excluding FDIC-covered assets, as a percentage of total assets were 1.85% at June 30, 2013, compared to 1.84% at December 31, 2012.

Compared to December 31, 2012, non-performing loans increased $2.2 million to $24.7 million and foreclosed assets decreased $3.9 million to $46.2 million.  Commercial real estate loans comprised $11.2 million, or 45.2%, of the total $24.7 million of non-performing loans at June 30, 2013, an increase of $2.9 million from December 31, 2012.  Non-performing other commercial business loans increased $1.6 million in the six months ended June 30, 2013, and were $7.8 million, or 31.6%, of the total non-performing loans at June 30, 2013.  Non-performing one-to four-family residential loans comprised $3.3 million, or 13.4%, of the total non-performing loans at June 30, 2013, a decrease of $1.2 million from December 31, 2012.  Non-performing land development loans decreased $2.2 million in the six months ended June 30, 2013, and were $243,000, or 1.0%, of the total non-performing loans at June 30, 2013.  Non-performing subdivision construction loans comprised $1.3 million, or 5.2% of the total non-performing loans at June 30, 2013, an increase of $1.3 million from December 31, 2012.

Non-performing Loans.  Activity in the non-performing loans category during the six months ended June 30, 2013 was as follows:

				Transfers to
	Beginning	Additions	Removed	Potential	Transfers to			Ending
	Balance,	to Non-	from Non-	Problem	Foreclosed	Charge-		Balance,
	January 1	Performing	Performing	Loans	Assets	Offs	Payments	June 30
	(In Thousands)
One- to four-family construction	$—	$—	$—	$—	$—	$—	$—	$—
Subdivision construction	2	1,289	—	(2)	—	—	—	1,289
Land development	2,471	258	—	—	(2,200)	(276)	(10)	243
Commercial construction	—	—	—	—	—	—	—	—
One- to four-family residential	4,409	1,646	—	(661)	(822)	(644)	(624)	3,304
Other residential	—	3,822	—	—	—	(505)	(3,317)	—
Commercial real estate	8,324	8,429	—	(92)	(1,331)	(3,332)	(830)	11,168
Commercial business	6,248	2,149	—	—	(107)	(348)	(141)	7,801
Consumer	1,024	764	(350)	(80)	(43)	(152)	(268)	895

Total	$22,478	$18,357	$(350)	$(835)	$(4,503)	$(5,257)	$(5,190)	$24,700

At June 30, 2013, the non-performing commercial real estate category included 10 loans, five of which were added during the quarter. The largest relationship in this category, which was added in previous quarters, is comprised of three loans totaling $6.2 million, or 55.6%, of the total category, and is collateralized by three hotel buildings.  The non-performing other commercial category included 14 loans, six of which were added during the quarter.  The largest relationship in this category, which was added during the December 31, 2012 and March 31, 2013 quarters, was $4.1 million, or 52.3% of the total category, and is collateralized by property in the Branson, Mo., area.  The non-performing one- to four-family residential category included 32 loans, 11 of which were added during the quarter.

Potential Problem Loans.  Compared to December 31, 2012, potential problem loans decreased $15.4 million, or 31.3%. This decrease was due to $9.2 million in loans transferred to the non-performing category, $5.7 million in loans removed from potential problem loans due to improvements in the credits, $5.5 million in charge-offs, $4.7 million in loans transferred to foreclosed assets, and $2.6 million in payments on potential problem loans, partially offset by the addition of $12.1 million of loans to potential problem loans.  Potential problem loans are loans which management has identified through routine internal review procedures as having possible credit problems that may cause the borrowers difficulty in complying with the current repayment terms.  These loans are not reflected in non-performing assets, but are considered in determining the adequacy of the allowance for loan losses.  Activity in the potential problem loans category during the six months ended June 30, 2013, was as follows:

			Removed
	Beginning	Additions to	from	Transfers	Transfers to			Ending
	Balance,	Potential	Potential	to Non-	Foreclosed	Charge-		Balance,
	January 1	Problem	Problem	Performing	Assets	Offs	Payments	June 30
	(In Thousands)
One- to four-family construction	$—	$—	$—	$—	$—	$—	$—	$—
Subdivision construction	1,652	2	(76)	(724)	—	—	(4)	850
Land development	8,814	5,000	—	—	—	—	—	13,814
Commercial construction	—	—	—	—	—	—	—	—
One- to four-family residential	5,386	794	(1,104)	(464)	(105)	(518)	(846)	3,143
Other residential	8,487	851	(4,414)	—	—	(2,181)	(571)	2,172
Commercial real estate	21,913	4,412	—	(5,932)	(4,605)	(2,352)	(1,117)	12,319
Commercial business	3,042	855	—	(2,027)	—	(431)	(6)	1,433
Consumer	129	215	(77)	(5)	—	—	(18)	244

Total	$49,423	$12,129	$(5,671)	$(9,152)	$(4,710)	$(5,482)	$(2,562)	$33,975

At June 30, 2013, the land development category of potential problem loans included eight loans, one of which was added during the current quarter.  The largest relationship in this category, which was added during a previous quarter, totaled $6.0 million, or 43.3% of the total category, and was collateralized by property located in the Branson, Mo. area.  The second largest relationship in this category, which was added during the current quarter, totaled $5.0 million, or 36.2% of the total category, and was collateralized by property in the Lake of the Ozarks, Mo. area.  At June 30, 2013, the commercial real estate category of potential problem loans included eight loans.  The largest relationship in this category, which was added during a prior quarter, had a balance of $5.0 million, or 40.6% of the total category.  The relationship was collateralized by properties located in southwest Missouri.  The one- to four-family residential category of potential problem loans included 33 loans, five of which were added during the current quarter. The largest relationship in this category, which was added during a prior quarter, and included 13 loans, totaled $1.1 million, or 34.4% of the total category, and was collateralized by multiple properties located in southwest Missouri.  The other residential category of potential problem loans included two loans, both of which were added in previous quarters.  The largest relationship in this category totaled $1.5 million, or 67.2% of the total category, and was collateralized by properties located in the Branson, Mo., area.

Foreclosed Assets.  Of the total $61.1 million of foreclosed assets at June 30, 2013, $14.9 million represents the fair value of foreclosed assets acquired in the FDIC-assisted transactions.  These acquired foreclosed assets are subject to the loss sharing agreements with the FDIC and, therefore, are not included in the following table and discussion of foreclosed assets.  Foreclosed assets have increased since the economic recession began in 2008.  During the six months ended June 30, 2013, economic growth was slow and the markets for land development and subdivision construction properties did not experience a recovery.  Because of this, we experienced continued higher levels of additions to foreclosed assets during the six months ended June 30, 2013.  Because sales of foreclosed properties exceeded additions, total foreclosed assets decreased.  Activity in foreclosed assets during the six months ended June 30, 2013 was as follows:

	Beginning					Ending
	Balance,		ORE	Capitalized	ORE Write-	Balance,
	January 1	Additions	Sales	Costs	Downs	June 30
	(In Thousands)
One- to four-family construction	$627	$—	$(303)	$—	$—	$324
Subdivision construction	17,147	15	(3,138)	45	(192)	13,877
Land development	14,058	2,087	(1,235)	45	(52)	14,903
Commercial construction	6,511	113	(2,746)	—	(212)	3,666
One- to four-family residential	1,200	1,040	(822)	—	(28)	1,390
Other residential	7,232	—	—	87	(203)	7,116
Commercial real estate	2,738	5,936	(4,744)	—	(80)	3,850
Commercial business	160	—	(48)	—	—	112
Consumer	471	1,523	(1,054)	—	—	940

Total	$50,144	$10,714	$(14,090)	$177	$(767)	$46,178

At June 30, 2013, the subdivision construction category of foreclosed assets included 39 properties, the largest of which was located in the St. Louis, Mo. metropolitan area and had a balance of $3.4 million, or 24.4% of the total category.  Of the total dollar amount in the subdivision construction category of foreclosed assets, 16.4% and 14.0% is located in Branson, Mo., and Springfield, Mo., respectively. The land development category of foreclosed assets included 22 properties, the largest of which was located in northwest Arkansas and had a balance of $2.3 million, or 15.4% of the total category.  Of the total dollar amount in the land development category of foreclosed assets, 52.5% and 36.0% was located in northwest Arkansas and in the Branson, Mo., area, respectively, including the largest property previously mentioned.  The other residential category of foreclosed assets included 19 properties, 16 of which were all part of the same condominium community, which was located in Branson, Mo. and had a balance of $2.8 million, or 39.9% of the total category.  Of the total dollar amount in the other residential category of foreclosed assets, 79.2% was located in the Branson, Mo., area, including the largest properties previously mentioned.

Non-interest Income

For the three months ended June 30, 2013, non-interest income decreased $33.5 million to $2.3 million when compared to the three months ended June 30, 2012, primarily as a result of the following items:

InterBank FDIC-assisted acquisition:  During the three months ended June 30, 2012, the Bank recognized a one-time gain on the FDIC-assisted acquisition of InterBank of $31.3 million (pre-tax).

Amortization of income related to business acquisitions:  There was a larger decrease to non-interest income from amortization related to business acquisitions compared to the prior year quarter.  The net amortization, an amount which reduces non-interest income, increased $1.3 million from the prior year quarter.  As described above in the net interest income section, due to the increase in cash flows expected to be collected from the TeamBank, Vantus Bank, Sun Security Bank and InterBank FDIC-covered loan portfolios, $6.6 million of amortization (decrease in non-interest income) was recorded in the quarter ended June 30, 2013.  This amortization (decrease in non-interest income) amount was unchanged from the $6.6 million that was recorded in the quarter ended June 30, 2012, relating to reductions of expected reimbursements under the loss sharing agreements with the FDIC.  Offsetting this, the Bank had additional income from the accretion of the discount on the indemnification assets related to the FDIC-assisted acquisition involving InterBank, which was completed in April 2012.  Income from the accretion of the discount related to all of the acquisitions was $2.0 million for the quarter ended June 30, 2013, compared to $1.8 million for the three months ended June 30, 2012.  In addition, as noted in the “Asset Quality” discussion on page one, and the Provision for Loan Losses and Allowance for Loan Losses” section below, the Bank recorded a loan recovery of $1.1 million related to FDIC-covered loans during the quarter ended June 30, 2013.  Under the loss sharing agreements, the Bank will reimburse the FDIC for 80% of the recovery, so the Bank has recorded expense of approximately $0.9 million for that expected reimbursement.

Net realized gains on sales of available-for-sale securities:  Net realized gains on sales of available-for-sale securities decreased $1.2 million for the three months ended June 30, 2013, when compared to the three months ended June 30, 2012 due to a large number of securities sales in the prior year quarter.

Other income:   Other income decreased $609,000 compared to the prior year quarter.  During the three months ended June 30, 2012, the Bank received a payment of approximately $223,000 from MasterCard due to increased debit card usage, with no similar payment received during the three months ended June 30, 2013.  In addition, during the three months ended June 30, 2012, the Bank received $250,000 in settlement of a legal matter.

Partially offsetting the decrease in non-interest income was an increase in the following items:

Gains on sales of single-family loans: Gains on sales of single-family loans increased $531,000 compared to the prior year quarter.  This was due to an increase in originations of fixed-rate loans due to lower fixed rates, which were then sold in the secondary market.

Change in interest rate swap fair value:  The Company recorded income during the three months ended June 30, 2013 due to the increase in the interest rate swap fair value related to its matched book interest rate derivatives program of $347,000.  This compares to expense of $117,000 recorded during the three months ended June 30, 2012.

For the six months ended June 30, 2013, non-interest income decreased $36.7 million to $5.3 million when compared to the six months ended June 30, 2012, primarily as a result of the following items:

InterBank FDIC-assisted acquisition:  During the six months ended June 30, 2012, the Bank recognized a one-time gain on the FDIC-assisted acquisition of InterBank of $31.3 million (pre-tax).

Amortization of income related to business acquisitions:  There was a larger decrease to non-interest income from amortization related to business acquisitions compared to the prior year period.  The net amortization, an amount which reduces non-interest income, increased $5.4 million from the prior year period.  As described above in the net interest income section, due to the increase in cash flows expected to be collected from the TeamBank, Vantus Bank, Sun Security Bank and InterBank FDIC-covered loan portfolios, $15.0 million of amortization (decrease in non-interest income) was recorded in the six months ended June 30, 2013.  This amortization (decrease in non-interest income) amount was up $3.8 million from the $11.2 million that was recorded in the six months ended June 30, 2012, relating to reductions of expected reimbursements under the loss sharing agreements with the FDIC.  Offsetting this, the Bank had additional income from the accretion of the discount on the indemnification assets related to the FDIC-assisted acquisition involving InterBank, which was completed in April 2012.  Income from the accretion of the discount related to all of the acquisitions was $3.1 million for the six months ended June 30, 2013, compared to $4.6 million for the six months ended June 30, 2012.

Net realized gains on sales of available-for-sale securities:  Net realized gains on sales of available-for-sale securities decreased $1.2 million for the six months ended June 30, 2013, when compared to the six months ended June 30, 2012, as noted above.

Partially offsetting the decrease in non-interest income was an increase in the following items:

Gains on sales of single-family loans: Gains on sales of single-family loans increased $811,000 for the six months ended June 30, 2013 compared to the six months ended June 30, 2012.  This was due to an increase in originations of fixed-rate loans due to lower fixed rates, which were then sold in the secondary market.

Change in interest rate swap fair value:  The Company recorded income during the 2013 six month period due to the increase in the interest rate swap fair value related to its matched book interest rate derivatives program of $408,000.  This compares to expense of $20,000 recorded during the six months ended June 30, 2012.

Non-interest Expense

For the three months ended June 30, 2013, non-interest expense decreased $540,000 to $27.6 million, when compared to the three months ended June 30, 2012.  The decrease was primarily due to the following items:

Other non-interest expense:  Other non-interest expense decreased $613,000 for the three months ended June 30, 2013, when compared to the three months ended June 30, 2012, due to one-time acquisition related expenses incurred in the prior year quarter.

Legal, audit and other professional fees:  Legal, audit and other professional fees decreased $612,000 compared to the three months ended June 30, 2012, primarily due to the FDIC-assisted acquisition of InterBank, which created $425,000 of non-recurring legal, accounting and other professional fees in the prior year three month period.

Partially offsetting the decrease in non-interest expense was an increase in the following items:

Partnership tax credit:  The partnership tax credit expense increased $366,000 from the prior year three month period.  The Company has invested in certain federal low-income housing tax credits and federal new market tax credits.  These credits are typically purchased at 70-90% of the amount of the credit and are generally utilized to offset taxes payable over ten-year and seven-year periods, respectively.  During the three months ended June 30, 2013, tax credits used to reduce the Company’s tax expense totaled $1.8 million, up $200,000 from $1.6 million for the three months ended June 30, 2012.  These tax credits resulted in corresponding amortization expense of $1.5 million during the three months ended June 30, 2013, up $300,000 from $1.2 million for the three months ended June 30, 2012. The net result of these transactions was an increase to non-interest expense and a decrease to income tax expense, which positively impacted the Company’s effective tax rate, but negatively impacted the Company’s non-interest expense and efficiency ratio.

For the six months ended June 30, 2013, non-interest expense increased $1.4 million to $54.6 million, when compared to the six months ended June 30, 2012.  The increase was primarily due to the following items:

Partnership tax credit:  The partnership tax credit expense increased $586,000 from the prior year period.  The Company has invested in certain federal low-income housing tax credits and federal new market tax credits.  These credits are typically purchased at 70-90% of the amount of the credit and are generally utilized to offset taxes payable over ten-year and seven-year periods, respectively.  During the six months ended June 30, 2013, tax credits used to reduce the Company’s tax expense totaled $3.5 million, up $300,000 from $3.2 million for the six months ended June 30, 2012.  These tax credits resulted in corresponding amortization expense of $2.9 million during the six months ended June 30, 2013, up $600,000 from $2.3 million for the six months ended June 30, 2012. The net result of these transactions was an increase to non-interest expense and a decrease to income tax expense, which positively impacted the Company’s effective tax rate, but negatively impacted the Company’s non-interest expense and efficiency ratio.

Foreclosure-related expenses:  Expenses on foreclosed assets increased $742,000 for the six months ended June 30, 2013, when compared to the six months ended June 30, 2012, due primarily to increases in the write-downs of carrying values of foreclosed assets and losses on sales of assets.

Net occupancy expense:  Net occupancy expense increased $557,000 for the six months ended June 30, 2013, when compared to the six months ended June 30, 2012, primarily due to increased costs related to the operations acquired in the FDIC-assisted acquisition involving the former InterBank on April 27, 2012.

Salaries and employee benefits:   Salaries and employee benefits increased $471,000 for the six months ended June 30, 2013, when compared to the six months ended June 30, 2012, primarily due to the internal growth of the Company and the increased number of employees, and salary increases for existing employees.

Partially offsetting the increase in non-interest expense was a decrease in the following items:

Legal, audit and other professional fees:  Legal, audit and other professional fees decreased $671,000 compared to the six months ended June 30, 2012, primarily due to the FDIC-assisted acquisition of InterBank, which created $425,000 of non-recurring legal, accounting and other professional fees in the prior year period.

Other non-interest expense:  Other non-interest expense decreased $641,000 for the six months ended June 30, 2013, when compared to the six months ended June 30, 2012, due to one-time acquisition related expenses incurred in the 2012 period.

The Company’s efficiency ratio for the three months ended June 30, 2013, was 67.65% compared to 38.33% for the same period in 2012.  The efficiency ratio for the six months ended June 30, 2013, was 63.53% compared to 45.99% for the same period in 2012. The increase in the ratio in the 2013 three and six-month periods was primarily due to decreases in non-interest income resulting from the acquisition gains in 2012.  The Company’s ratio of non-interest expense to average assets increased from 2.73% and 2.67% for the three and six months ended June 30, 2012, respectively, to 2.82% and 2.76% for the three and six months ended June 30, 2013.  The increase in the current period ratios was due to a decrease in average assets in the 2013 periods.  Average assets for the three months ended June 30, 2013 decreased $213 million, or 5.2%, from the three months ended June 30, 2012.  Average assets for the six months ended June 30, 2013, decreased $32 million, or 0.8%, from the six months ended June 30, 2012.

Provision for Income Taxes

For the three and six months ended June 30, 2013, the Company’s effective tax rates were 13.8% and 14.5%, respectively, which were lower than the statutory federal tax rate of 35%, due primarily to the effects of the tax credits discussed above and to tax-exempt investments and tax-exempt loans which reduced the Company’s effective tax rate.  In future periods, the Company expects its effective tax rate typically will be approximately 12%-18% of pre-tax net income, assuming it continues to maintain or increase its use of investment tax credits.  The Company’s effective tax rate may fluctuate as it is impacted by the level and timing of the Company’s utilization of tax credits, the level of tax-exempt investments and loans and the overall level of pre-tax income.

Average Balances, Interest Rates and Yields

The following tables present, for the periods indicated, the total dollar amounts of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. Average balances of loans receivable include the average balances of non-accrual loans for each period. Interest income on loans includes the amortization of net loan fees, which were deferred in accordance with accounting standards. Fees included in interest income were $822,000 and $666,000 for the three months ended June 30, 2013 and 2012, respectively.  Fees included in interest income were $1.6 million and $1.4 million for the six months ended June 30, 2013 and 2012, respectively. Tax-exempt income was not calculated on a tax equivalent basis. The table does not reflect any effect of income taxes.

	June 30, 2013(2)	Three Months Ended June 30, 2013			Three Months Ended June 30, 2012
	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
		(Dollars in thousands)
Interest-earning assets:
Loans receivable:
One- to four-family residential	4.85%	$479,566	$7,859	6.57%	$490,028	$7,854	6.45%
Other residential	4.79	304,649	5,970	7.86	324,967	4,578	5.67
Commercial real estate	4.93	808,550	11,863	5.88	788,633	14,125	7.20
Construction	4.67	208,126	3,811	7.35	223,432	4,668	8.40
Commercial business	5.07	258,432	3,732	5.79	224,063	5,112	9.18
Other loans	6.21	288,170	5,463	7.60	262,926	4,881	7.47
Industrial revenue bonds (1)	5.78	50,503	664	5.27	59,207	850	5.77

Total loans receivable	5.20	2,397,996	39,362	6.58	2,373,256	42,068	7.13

Investment securities (1)	2.56	801,811	3,988	2.00	865,859	5,909	2.74
Other interest-earning assets	0.14	320,881	131	0.16	492,079	244	0.20

Total interest-earning assets	4.22	3,520,688	43,481	4.95	3,731,194	48,221	5.20
Non-interest-earning assets:
Cash and cash equivalents		85,306			80,401
Other non-earning assets		305,930			313,523
Total assets		$3,911,924			$4,125,118

Interest-bearing liabilities:
Interest-bearing demand and savings	0.22	$1,604,920	973	0.24	$1,507,543	2,009	0.54
Time deposits	0.76	1,084,494	2,290	0.85	1,472,698	3,777	1.03
Total deposits	0.44	2,689,414	3,263	0.49	2,980,241	5,786	0.78
Short-term borrowings and structured repurchase agreements	0.95	255,843	588	0.92	273,529	672	0.99
Subordinated debentures issued to capital trusts	1.84	30,929	140	1.82	30,929	154	2.00
FHLB advances	3.06	126,836	989	3.13	146,948	1,132	3.10

Total interest-bearing liabilities	0.61	3,103,022	4,980	0.64	3,431,647	7,744	0.91
Non-interest-bearing liabilities:
Demand deposits		406,674			339,978
Other liabilities		21,930			4,497
Total liabilities		3,531,626			3,776,122
Stockholders’ equity		380,298			348,996
Total liabilities and stockholders’ equity		$3,911,924			$4,125,118

Net interest income:
Interest rate spread	3.61%		$38,501	4.31%		$40,477	4.29%
Net interest margin*				4.39%			4.36%
Average interest-earning assets to average interest-bearing liabilities		113.5%			108.7%

_____________________
*	Defined as the Company’s net interest income divided by total interest-earning assets.

(1)
Of the total average balances of investment securities, average tax-exempt investment securities were $78.6 million and $95.7 million for the three months ended June 30, 2013 and 2012, respectively. In addition, average tax-exempt loans and industrial revenue bonds were $38.6 million and $39.3 million for the three months ended June 30, 2013 and 2012, respectively. Interest income on tax-exempt assets included in this table was $1.2 million and $1.5 million for the three months ended June 30, 2013 and 2012, respectively. Interest income net of disallowed interest expense related to tax-exempt assets was $1.2 million and $1.4 million for the three months ended June 30, 2013 and 2012, respectively.

(2)
The yield/rate on loans at June 30, 2013 does not include the impact of the accretable yield (income) on loans acquired in the FDIC-assisted transactions.  See “Net Interest Income” for a discussion of the effect on results of operations for the three months ended June 30, 2013.

	June 30, 2013(2)	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012
	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
		(Dollars in thousands)
Interest-earning assets:
Loans receivable:
One- to four-family residential	4.85%	$490,761	$17,401	7.15%	$425,526	$14,115	6.67%
Other residential	4.79	311,531	12,195	7.89	302,850	9,027	5.99
Commercial real estate	4.93	796,587	25,031	6.34	785,898	27,575	7.06
Construction	4.67	207,956	8,219	7.97	240,822	9,477	7.91
Commercial business	5.07	248,885	7,269	5.89	222,386	8,649	7.82
Other loans	6.21	285,118	10,488	7.42	241,659	9,306	7.74
Industrial revenue bonds (1)	5.78	55,035	1,537	5.63	62,789	1,817	5.82

Total loans receivable	5.20	2,395,873	82,140	6.91	2,281,930	79,966	7.05

Investment securities (1)	2.56	811,528	8,471	2.10	883,312	12,557	2.86
Other interest-earning assets	0.14	347,300	226	0.13	424,482	375	0.18

Total interest-earning assets	4.22	3,554,701	90,837	5.15	3,589,724	92,898	5.20
Non-interest-earning assets:
Cash and cash equivalents		86,347			78,944
Other non-earning assets		314,765			319,108
Total assets		$3,955,813			$3,987,776

Interest-bearing liabilities:
Interest-bearing demand and savings	0.22	$1,618,507	2,156	0.27	$1,374,607	4,078	0.60
Time deposits	0.76	1,125,990	4,633	0.83	1,387,782	7,492	1.09
Total deposits	0.44	2,744,497	6,789	0.50	2,762,389	11,570	0.84
Short-term borrowings and structured repurchase agreements	0.95	257,909	1,170	0.92	271,066	1,358	1.01
Subordinated debentures issued to capital trusts	1.84	30,929	281	1.83	30,929	315	2.04
FHLB advances	3.06	126,716	1,963	3.12	162,896	2,406	2.97

Total interest-bearing liabilities	0.61	3,160,051	10,203	0.65	3,227,280	15,649	0.97
Non-interest-bearing liabilities:
Demand deposits		396,125			415,171
Other liabilities		21,449			5,024
Total liabilities		3,577,625			3,647,475
Stockholders’ equity		378,188			340,301
Total liabilities and stockholders’ equity		$3,955,813			$3,987,776

Net interest income:
Interest rate spread	3.61%		$80,634	4.50%		$77,249	4.23%
Net interest margin*				4.57%			4.33%
Average interest-earning assets to average interest-bearing liabilities		112.5%			111.2%

_____________________
*	Defined as the Company’s net interest income divided by total interest-earning assets.

(1)
Of the total average balances of investment securities, average tax-exempt investment securities were $79.9 million and $100.8 million for the six months ended June 30, 2013 and 2012, respectively. In addition, average tax-exempt loans and industrial revenue bonds were $39.2 million and $41.8 million for the six months ended June 30, 2013 and 2012, respectively. Interest income on tax-exempt assets included in this table was $2.5 million and $3.2 million for the six months ended June 30, 2013 and 2012, respectively. Interest income net of disallowed interest expense related to tax-exempt assets was $2.4 million and $3.0 million for the six months ended June 30, 2013 and 2012, respectively.

(2)
The yield/rate on loans at June 30, 2013 does not include the impact of the accretable yield (income) on loans acquired in the FDIC-assisted transactions.  See “Net Interest Income” for a discussion of the effect on results of operations for the six months ended June 30, 2013.

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

	Three Months Ended June 30,
	2013 vs. 2012
	Increase (Decrease) Due to

			Total Increase (Decrease)
	Rate	Volume
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$(3,157)	$450	$(2,707)
Investment securities	(1,512)	(409)	(1,921)
Other interest-earning assets	(38)	(75)	(113)
Total interest-earning assets	(4,707)	(34)	(4,741)
Interest-bearing liabilities:
Demand deposits	(1,159)	123	(1,036)
Time deposits	(601)	(886)	(1,487)
Total deposits	(1,760)	(763)	(2,523)
Short-term borrowings and structured repo	(43)	(41)	(84)
Subordinated debentures issued to capital trust	(14)	—	(14)
FHLBank advances	11	(154)	(143)
Total interest-bearing liabilities	(1,806)	(958)	(2,764)
Net interest income	$(2,901)	$924	$(1,977)

	Six Months Ended June 30,
	2013 vs. 2012
	Increase (Decrease) Due to

			Total Increase (Decrease)
	Rate	Volume
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$(1,593)	$3,767	$2,174
Investment securities	(3,123)	(963)	(4,086)
Other interest-earning assets	(88)	(61)	(149)
Total interest-earning assets	(4,804)	2,743	(2,061)
Interest-bearing liabilities:
Demand deposits	(2,544)	622	(1,922)
Time deposits	(1,588)	(1,271)	(2,859)
Total deposits	(4,132)	(649)	(4,781)
Short-term borrowings and structured repo	(123)	(65)	(188)
Subordinated debentures issued to capital trust	(33)	—	(33)
FHLBank advances	135	(578)	(443)
Total interest-bearing liabilities	(4,153)	(1,292)	(5,445)
Net interest income	$(651)	$4,035	$3,384

Liquidity

Liquidity is a measure of the Company's ability to generate sufficient cash to meet present and future financial obligations in a timely manner through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. These obligations include the credit needs of customers, funding deposit withdrawals, and the day-to-day operations of the Company. Liquid assets include cash, interest-bearing deposits with financial institutions and certain investment securities and loans. The Company manages its ability to generate liquidity primarily through liability funding in such a way that it believes it maintains overall liquidity sufficient to satisfy its depositors' requirements and meet its customers' credit needs. At June 30, 2013, the Company had commitments of approximately $99.1 million to fund loan originations, $285.6 million of unused lines of credit and unadvanced loans, and $30.3 million of outstanding letters of credit.

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

At June 30, 2013, the Company had these available secured lines and on-balance sheet liquidity:

Federal Home Loan Bank line	$411.6 million
Federal Reserve Bank line	$439.0 million
Cash and cash equivalents	$373.3 million
Unpledged securities	$66.0 million

Statements of Cash Flows. During the six months ended June 30, 2013 and 2012, respectively, the Company had positive cash flows from operating activities and investing activities.  Cash flows from financing activities were negative for the six months ended June 30, 2013 and 2012, respectively.

Cash flows from operating activities for the periods covered by the Statements of Cash Flows have been primarily related to changes in accrued and deferred assets, credits and other liabilities, the provision for loan losses, depreciation, impairments of investment securities, gains on sales of investment securities and the amortization of deferred loan origination fees and discounts (premiums) on loans and investments, all of which are non-cash or non-operating adjustments to operating cash flows. Net income adjusted for non-cash and non-operating items and the origination and sale of loans held for sale were the primary source of cash flows from operating activities. Operating activities provided cash flows of $51.2 million and $107.1 million during the six months ended June 30, 2013 and 2012, respectively.

During the six months ended June 30, 2013 and 2012, respectively, investing activities provided cash of $38.0 and $211.0 million primarily due to the net increase in loans and investment securities for the period.

Changes in cash flows from financing activities during the periods covered by the Statements of Cash Flows are due to changes in deposits after interest credited, changes in FHLBank advances, changes in short-term borrowings, and changes in structured repurchase agreements, as well as dividend payments to stockholders.  Financing activities used cash of $120.1 million and $73.5 million during the six months ended June 30, 2013 and 2012, respectively. Financing activities in the future are expected to primarily include changes in deposits, changes in FHLBank advances, changes in short-term borrowings and dividend payments to stockholders.

Capital Resources

Management continuously reviews the capital position of the Company and the Bank to ensure compliance with minimum regulatory requirements, as well as to explore ways to increase capital either by retained earnings or other means.

At June 30, 2013, the Company's total stockholders' equity was $374.4 million, or 9.8% of total assets. At June 30, 2013, common stockholders' equity was $316.4 million, or 8.3% of total assets, equivalent to a book value of $23.23 per common share. Total stockholders’ equity at December 31, 2012, was $369.9 million, or 9.4%, of total assets. At December 31, 2012, common stockholders' equity was $311.9 million, or 7.9% of total assets, equivalent to a book value of $22.94 per common share.

At June 30, 2013, the Company’s tangible common equity to total assets ratio was 8.1%, compared to 7.7% at December 31, 2012. The Company’s tangible common equity to total risk-weighted assets ratio was 12.8% at June 30, 2013, compared to 12.7% at December 31, 2012.

Banks are required to maintain minimum risk-based capital ratios. These ratios compare capital, as defined by the risk-based regulations, to assets adjusted for their relative risk as defined by the regulations. Guidelines require banks to have a minimum Tier 1 risk-based capital ratio, as defined, of 4.00%, a minimum total risk-based capital ratio of 8.00%, and a minimum 4.00% Tier 1 leverage ratio. To be considered "well capitalized," banks must have a minimum Tier 1 risk-based capital ratio, as defined, of 6.00%, a minimum total risk-based capital ratio of 10.00%, and a minimum Tier 1 leverage ratio of 5.00%. On June 30, 2013, the Bank's Tier 1 risk-based capital ratio was 15.1%, total risk-based capital ratio was 16.3% and the Tier 1 leverage ratio was 9.4%. As of June 30, 2013, the Bank was "well capitalized" as defined by the Federal banking agencies' capital-related regulations. The Federal Reserve Board has established capital regulations for bank holding companies that generally parallel the capital regulations for banks. On June 30, 2013, the Company's Tier 1 risk-based capital ratio was 16.1%, total risk-based capital ratio was 17.3% and the Tier 1 leverage ratio was 10.0%. As of June 30, 2013, the Company was "well capitalized" under the capital ratios described above.  These ratios are the current capital requirements.  As discussed above in "Effect of Federal Laws and Regulations", the Company and the Bank will be subject to new capital requirements due to the changes from "BASEL III", for which the provisions become effective beginning January 1, 2015.

On August 18, 2011, the Company entered into a Small Business Lending Fund-Securities Purchase Agreement (“Purchase Agreement”) with the Secretary of the Treasury, pursuant to which the Company sold 57,943 shares of the Company’s Senior Non-Cumulative Perpetual Preferred Stock, Series A, liquidation amount $1,000 per share (the “SBLF Preferred Stock”) to the Secretary of the Treasury for a purchase price of $57,943,000.  The SBLF Preferred Stock was issued pursuant to Treasury’s SBLF program, a $30 billion fund established under the Small Business Jobs Act of 2010 that was created to encourage lending to small businesses by providing Tier 1 capital to qualified community banks and holding companies with assets of less than $10 billion.  As required by the Purchase Agreement, the proceeds from the sale of the SBLF Preferred Stock were used to redeem the 58,000 shares of preferred stock, previously issued to the Treasury pursuant to the TARP Capital Purchase Program (the “CPP”), at a redemption price of $58.0 million plus the accrued dividends owed on the preferred shares.

The SBLF Preferred Stock qualifies as Tier 1 capital.  The holder of the SBLF Preferred Stock is entitled to receive non-cumulative dividends, payable quarterly, on each January 1, April 1, July 1 and October 1.  The dividend rate, as a percentage of the liquidation amount, can fluctuate between one percent (1%) and five percent (5%) per annum on a quarterly basis during the first 10 quarters during which the SBLF Preferred Stock is outstanding, based upon changes in the level of “Qualified Small Business Lending” or “QSBL” (as defined in the Purchase Agreement) by the Bank over the adjusted baseline level calculated under the terms of the SBLF Preferred Stock ($201,374,000).  The dividend rate for the second quarter of 2013 was 1.0%.  Based upon the increase in the Bank’s level of QSBL over the adjusted baseline level, the dividend rate for the third quarter of 2013 is expected to be approximately 1.0%.  For the tenth calendar quarter through four and one half years after issuance, the dividend rate will be fixed at between one percent (1%) and seven percent (7%) based upon the level of qualifying loans.  After four and one half years from issuance, the dividend rate will increase to 9% (including a quarterly lending incentive fee of 0.5%).

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

Dividends. During the three months ended June 30, 2013, the Company declared a common stock cash dividend of $0.18 per share, or 30.5% of net income per diluted common share for that three month period, and paid a common stock cash dividend of $0.18 per share (which was declared in March 2013).  During the three months ended June 30, 2012, the Company declared a common stock cash dividend of $0.18 per share, or 11.4% of net income per diluted common share for that three month period, and paid a common stock cash dividend of $0.18 per share (which was declared in March 2012).  During the six months ended June 30, 2013, the Company declared a common stock cash dividend of $0.36 per share, or 30.3% of net income per diluted common share for that six month period, and paid a common stock cash dividend of $0.18 per share.  During the six months ended June 30, 2012, the Company declared a common stock cash dividend of $0.36 per share, or 17.0% of net income per diluted common share for that six month period, and paid a common stock cash dividend of $0.36 per share.  The Board of Directors meets regularly to consider the level and the timing of dividend payments.  The dividend declared but unpaid as of June 30, 2013, was paid to stockholders on July 11, 2013.  In addition, the Company paid preferred dividends as described below.

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

Under the terms of the SBLF Preferred Stock, the Company may only declare and pay a dividend on the common stock or other stock junior to the SBLF Preferred Stock, or repurchase shares of any such class or series of stock, if, after payment of such dividend, or after giving effect to such repurchase, (i) the dollar amount of the Company’s Tier 1 Capital would be at least equal to the “Tier 1 Dividend Threshold” and (ii) full dividends on all outstanding shares of SBLF Preferred Stock for the most recently completed dividend period have been or are contemporaneously declared and paid.  As of June 30, 2013, we satisfied this condition.

The “Tier 1 Dividend Threshold” means 90% of $272.7 million, which was the Company’s consolidated Tier 1 capital as of June 30, 2011, less the $58 million in TARP preferred stock then-outstanding and repaid on August 18, 2011, plus the $58 million in SBLF Preferred Stock issued and minus the net loan charge-offs by the Bank since August 18, 2011.  The Tier 1 Dividend Threshold is subject to reduction, beginning on the first day of the eleventh dividend period following the date of issuance of the SBLF Preferred Stock, by $5.8 million (ten percent of the aggregate liquidation amount of the SBLF Preferred Stock initially issued, without regard to any subsequent partial redemptions) for each one percent increase in qualified small business lending from the adjusted baseline level under the terms of the SBLF preferred stock (i.e., $201.4 million) to the ninth dividend period.

Common Stock Repurchases and Issuances. The Company has been in various buy-back programs since May 1990. Our ability to repurchase common stock  is currently restricted under the terms of the SBLF preferred stock as noted above, under “-Dividends” and was previously generally precluded due to our participation in the CPP beginning in December 2008.  During the three and six months ended June 30, 2013 and 2012, respectively, the Company did not repurchase any shares of its common stock.  During the three months ended June 30, 2013, the Company issued 10,933 shares of stock at an average price of $19.48 per share to cover stock option exercises.  During the six months ended June 30, 2013, the Company issued 27,444 shares of stock at an average price of $18.86 per share to cover stock option exercises.  During the three months ended June 30, 2012, the Company issued 7,527 shares of stock at an average price of $16.80 per share to cover stock option exercises.  During the six months ended June 30, 2012, the Company issued 26,544 shares of stock at an average price of $17.64 per share to cover stock option exercises.

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

The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained despite fluctuations in prevailing interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time. The difference, or the interest rate repricing "gap," provides an indication of the extent to which an institution's interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities repricing during the same period, and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets during the same period. Generally, during a period of rising interest rates, a negative gap within shorter repricing periods would adversely affect net interest income, while a positive gap within shorter repricing periods would result in an increase in net interest income. During a period of falling interest rates, the opposite would be true. As of June 30, 2013, Great Southern's internal interest rate risk models indicate a one-year interest rate sensitivity gap that is neutral. Generally, a rate increase by the FRB would be expected to have an immediate negative impact on Great Southern’s net interest income. As the Federal Funds rate is now very low, the Company’s interest rate floors have been reached on most of its “prime rate” loans. In addition, Great Southern has elected to leave its “Great Southern Prime Rate” at 5.00% for those loans that are indexed to “Great Southern Prime” rather than “Wall Street Journal Prime.” At June 30, 2013, there were $347 million of loans indexed to “Great Southern Prime”.  While these interest rate floors and prime rate adjustments have helped keep the rate on our loan portfolio higher in this very low interest rate environment, they will also reduce the positive effect to our loan rates when market interest rates, specifically the “prime rate,” begin to increase. The interest rate on these loans will not increase until the loan floors are reached and the “Wall Street Journal Prime” interest rate exceeds 5.00%. If rates remain generally unchanged in the short-term, we expect that our cost of funds will continue to decrease somewhat as we continue to redeem some of our wholesale funds. In addition, a significant portion of our retail certificates of deposit mature in the next few months and we expect that they will be replaced with new certificates of deposit at somewhat lower interest rates.

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

ITEM 4. CONTROLS AND PROCEDURES

We maintain a system of disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) that is designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate. An evaluation of our disclosure controls and procedures was carried out as of June 30, 2013, under the supervision and with the participation of our principal executive officer, principal financial officer and several other members of our senior management. Our principal executive officer and principal financial officer concluded that, as of June 30, 2013, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the principal executive officer and principal financial officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There were no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) under the Act) that occurred during the quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As indicated below, no shares were purchased during the three months ended June 30, 2013.

	Total Number of Shares Purchased	Average Price Per Share		Total Number of Shares Purchased As Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan(1)

April 1, 2013 – April 30, 2013	---	$	----	---	396,562
May 1, 2013 – May 31, 2013	---	$	----	---	396,562
June 1, 2013 – June 30, 2013	---	$	----	---	396,562
	---	$	----	---

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

Great Southern Bancorp, Inc.
Registrant
Date: August 8, 2013	/s/ Joseph W. Turner
Joseph W. Turner President and Chief Executive Officer (Principal Executive Officer)
Date: August 8, 2013	/s/ Rex A. Copeland
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

(iii)
The Purchase and Assumption Agreement, dated as of October 7, 2011, among Federal Deposit Insurance Corporation, Receiver of Sun Security Bank, Ellington, Missouri, Federal Deposit Insurance Corporation and Great Southern Bank, previously filed with the Commission (File no. 000-18082) as Exhibit 2.1(iii) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 is incorporated herein by reference as Exhibit 2(iii).

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

The Registrant's 2013 Equity Incentive Plan previously filed with the Commission (File No. 000-18082) as Annex A to the Registrant's Definitive Proxy Statement on Schedule 14A filed on April 4, 2013, is incorporated herein by reference as Exhibit 10.10.

The form of incentive stock option award agreement under the Registrant's 2013 Equity Incentive Plan previously filed with the Commission as Exhibit 10.2 to the Registrant's Registration Statement on Form S-8 (File no. 333-189497) filed on June 20, 2013 is incorporated herein by reference as Exhibit 10.11.

The form of non-qualified stock option award agreement under the Registrant's 2013 Equity Incentive Plan previously filed with the Commission as Exhibit 10.3 to the Registrant's Registration Statement on Form S-8 (File no. 333-189497) filed on June 20, 2013 is incorporated herein by reference as Exhibit 10.12.

The form of stock appreciation right award agreement under the Registrant's 2013 Equity Incentive Plan previously filed with the Commission as Exhibit 10.4 to the Registrant's Registration Statement on Form S-8 (File no. 333-189497) filed on June 20, 2013 is incorporated herein by reference as Exhibit 10.13.

The form of restricted stock award agreement under the Registrant's 2013 Equity Incentive Plan previously filed with the Commission as Exhibit 10.5 to the Registrant's Registration Statement on Form S-8 (File no. 333-189497) filed on June 20, 2013 is incorporated herein by reference as Exhibit 10.14.

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

None.

(101)
Attached as Exhibit 101 are the following financial statements from the Great Southern Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated statements of financial condition, (ii) consolidated statements of income, (iii) consolidated statements of cash flows and (iv) the notes to consolidated financial statements.