Form 10-Q
period 2013-09-30
GREAT SOUTHERN BANCORP INC
filed 2013-11-08
CIK 854560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES ACT OF 1934

For the Quarterly Period ended September 30, 2013

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
Yes /  /   No /X/

The number of shares outstanding of each of the registrant's classes of common stock: 13,666,829 shares of common stock, par value $.01, outstanding at November 7, 2013.

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except number of shares)

	SEPTEMBER 30,	DECEMBER 31,
	2013	2012
	(Unaudited)
ASSETS
Cash	$109,254	$107,949
Interest-bearing deposits in other financial institutions	230,560	295,855
Federal funds sold	—	337
Cash and cash equivalents	339,814	404,141
Available-for-sale securities	580,980	807,010
Held-to-maturity securities (fair value $915 – September 2013;
$1,084 - December 2012)	805	920
Mortgage loans held for sale	10,047	26,829
Loans receivable, net of allowance for loan losses of
$39,456 – September 2013; $40,649 - December 2012	2,328,738	2,319,638
FDIC indemnification asset	80,554	117,263
Interest receivable	10,932	12,755
Prepaid expenses and other assets	76,293	79,560
Foreclosed assets held for sale, net	55,606	68,874
Premises and equipment, net	104,811	102,286
Goodwill and other intangible assets	4,890	5,811
Investment in Federal Home Loan Bank stock	9,855	10,095
Total Assets	$3,603,325	$3,955,182

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$2,852,534	$3,153,193
Federal Home Loan Bank advances	127,808	126,730
Securities sold under reverse repurchase agreements with customers	135,158	179,644
Short-term borrowings	633	772
Structured repurchase agreements	50,000	53,039
Subordinated debentures issued to capital trusts	30,929	30,929
Accrued interest payable	1,121	1,322
Advances from borrowers for taxes and insurance	5,814	2,154
Accounts payable and accrued expenses	18,307	12,128
Current and deferred income tax liability	5,448	25,397
Total Liabilities	3,227,752	3,585,308
Stockholders' Equity:
Capital stock
Serial preferred stock – $.01 par value; authorized 1,000,000 shares; issued and outstanding September 2013 and December 2012 - 57,943 shares, $1,000 liquidation amount	57,943	57,943
Common stock, $.01 par value; authorized 20,000,000 shares; issued and outstanding September 2013 – 13,665,706 shares;
December 2012 - 13,596,335 shares	137	136
Additional paid-in capital	19,407	18,394
Retained earnings	294,420	276,751
Accumulated other comprehensive income	3,666	16,650
Total Stockholders' Equity	375,573	369,874
Total Liabilities and Stockholders' Equity	$3,603,325	$3,955,182
See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
	THREE MONTHS ENDED SEPTEMBER 30,
	2013	2012
INTEREST INCOME	(Unaudited)
Loans	$40,087	$44,606
Investment securities and other	2,932	5,553
TOTAL INTEREST INCOME	43,019	50,159
INTEREST EXPENSE
Deposits	2,822	5,092
Federal Home Loan Bank advances	1,005	1,023
Short-term borrowings and repurchase agreements	587	634
Subordinated debentures issued to capital trusts	141	155
TOTAL INTEREST EXPENSE	4,555	6,904
NET INTEREST INCOME	38,464	43,255
PROVISION FOR LOAN LOSSES	2,677	8,400
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	35,787	34,855

NON-INTEREST INCOME
Commissions	158	231
Service charges and ATM fees	4,729	4,900
Net realized gains on sales of loans	1,179	1,404
Net realized gains on sales of available-for-sale securities	110	507
Late charges and fees on loans	284	195
Gain (loss) on derivative interest rate products	(125)	(104)
Accretion (amortization) of income/expense related to business acquisitions	(6,339)	(5,959)
Other income	933	911
TOTAL NON-INTEREST INCOME	929	2,085

NON-INTEREST EXPENSE
Salaries and employee benefits	13,034	13,013
Net occupancy and equipment expense	5,216	5,556
Postage	790	845
Insurance	1,083	1,143
Advertising	433	449
Office supplies and printing	320	340
Telephone	679	684
Legal, audit and other professional fees	1,186	946
Expense on foreclosed assets	1,068	2,536
Partnership tax credit investment amortization	1,578	1,463
Other operating expenses	1,791	2,177
TOTAL NON-INTEREST EXPENSE	27,178	29,152

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	9,538	7,788

PROVISION FOR INCOME TAXES	1,099	746

NET INCOME FROM CONTINUING OPERATIONS	8,439	7,042

DISCONTINUED OPERATIONS
Income from discontinued operations, net of income taxes	—	62

NET INCOME	8,439	7,104

Preferred stock dividends	145	150
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$8,294	$6,954

	THREE MONTHS ENDED SEPTEMBER 30,
	2013	2012
BASIC EARNINGS PER COMMON SHARE	$0.61	$0.51
DILUTED EARNINGS PER COMMON SHARE	$0.61	$0.51
BASIC EARNINGS PER COMMON SHARE FROM CONTINUING OPERATIONS	$0.61	$0.50
DILUTED EARNINGS PER COMMON SHARE FROM CONTINUING OPERATIONS	$0.61	$0.50
DIVIDENDS DECLARED PER COMMON SHARE	$0.18	$0.18
See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
	NINE MONTHS ENDED SEPTEMBER 30,
	2013	2012
INTEREST INCOME	(Unaudited)
Loans	$122,226	$124,572
Investment securities and other	11,630	18,486
TOTAL INTEREST INCOME	133,856	143,058
INTEREST EXPENSE
Deposits	9,611	16,663
Federal Home Loan Bank advances	2,968	3,430
Short-term borrowings and repurchase agreements	1,758	1,993
Subordinated debentures issued to capital trusts	421	468
TOTAL INTEREST EXPENSE	14,758	22,554
NET INTEREST INCOME	119,098	120,504
PROVISION FOR LOAN LOSSES	14,573	36,077
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	104,525	84,427

NON-INTEREST INCOME
Commissions	836	769
Service charges and ATM fees	13,800	14,272
Net realized gains on sales of loans	4,236	3,650
Net realized gains on sales and impairments of available-for-sale securities	241	1,787
Late charges and fees on loans	785	605
Gain (loss) on derivative interest rate products	283	(124)
Initial gain recognized on business acquisition	—	31,312
Accretion (amortization) of income/expense related to business acquisitions	(17,900)	(12,147)
Other income	3,898	3,898
TOTAL NON-INTEREST INCOME	6,179	44,022

NON-INTEREST EXPENSE
Salaries and employee benefits	39,334	38,842
Net occupancy and equipment expense	15,451	15,234
Postage	2,454	2,473
Insurance	3,204	3,321
Advertising	1,599	1,216
Office supplies and printing	950	1,061
Telephone	2,169	2,088
Legal, audit and other professional fees	2,936	3,366
Expense on foreclosed assets	3,478	4,203
Partnership tax credit investment amortization	4,500	3,799
Other operating expenses	5,663	6,691
TOTAL NON-INTEREST EXPENSE	81,738	82,294

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	28,966	46,155

PROVISION FOR INCOME TAXES	3,910	10,447

NET INCOME FROM CONTINUING OPERATIONS	25,056	35,708

DISCONTINUED OPERATIONS
Income from discontinued operations, net of income taxes	—	549

NET INCOME	25,056	36,257

Preferred stock dividends	435	440
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$24,621	$35,817

	NINE MONTHS ENDED SEPTEMBER 30,
	2013	2012
BASIC EARNINGS PER COMMON SHARE	$1.81	$2.65
DILUTED EARNINGS PER COMMON SHARE	$1.80	$2.62
BASIC EARNINGS PER COMMON SHARE FROM CONTINUING OPERATIONS	$1.81	$2.61
DILUTED EARNINGS PER COMMON SHARE FROM CONTINUING OPERATIONS	$1.80	$2.59
DIVIDENDS DECLARED PER COMMON SHARE	$0.54	$0.54
See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	THREE MONTHS ENDED SEPTEMBER 30,
	2013	2012

Net Income	$8,439	$7,104

Unrealized appreciation (depreciation) on available-for-sale securities, net of
taxes (credit) of $(2,812) and $1,648, for 2013 and 2012, respectively	(5,221)	3,062

Non-credit component of unrealized gain (loss) on available-for-sale debt securities for which a portion of an other-than-temporary impairment has been recognized, net of taxes (credit) of $0 and $(17), for
2013 and 2012, respectively	—	(31)

Reclassification adjustment for gains included in net income,
net of taxes of $(38) and $(177), for 2013 and 2012, respectively	(72)	(330)

Change in fair value of cash flow hedge, net of taxes (credit) of $(24)
and $0, for 2013 and 2012, respectively	(45)	—

Comprehensive Income	$3,101	$9,805

	NINE MONTHS ENDED SEPTEMBER 30,
	2013	2012

Net Income	$25,056	$36,257

Unrealized appreciation (depreciation) on available-for-sale securities, net of
taxes (credit) of $(6,863) and $4,102, for 2013 and 2012, respectively	(12,745)	7,620

Non-credit component of unrealized gain (loss) on available-for-sale debt securities for which a portion of an other-than-temporary impairment has been recognized, net of taxes (credit) of $(20) and ($20),
for 2013 and 2012, respectively	(37)	(37)

Other-than-temporary impairment loss recognized in earnings on available for sale securities, net of taxes (credit) of $0 and $(92),
for 2013 and 2012, respectively	—	(170)

Reclassification adjustment for gains included in net income,
net of taxes of $(84) and $(625), for 2013 and 2012, respectively	(157)	(1,162)

Change in fair value of cash flow hedge, net of taxes (credit) of $(24)
and $0, for 2013 and 2012, respectively	(45)	—

Comprehensive Income	$12,072	$42,508

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	NINE MONTHS ENDED SEPTEMBER 30,
	2013	2012
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$25,056	$36,257
Proceeds from sales of loans held for sale	184,382	185,387
Originations of loans held for sale	(171,035)	(190,534)
Items not requiring (providing) cash:
Depreciation	5,971	5,246
Amortization of other assets	5,421	4,743
Compensation expense for stock option grants	333	320
Provision for loan losses	14,573	36,077
Net gains on loan sales	(4,236)	(3,650)
Net gains on sale or impairment of available-for-sale investment securities	(241)	(1,787)
Net (gains) losses on sale of premises and equipment	(10)	159
(Gain) loss on sale of foreclosed assets	1,823	856
Gain on purchase of additional business units	—	(31,312)
Amortization of deferred income, premiums, discounts
and fair value adjustments	22,518	10,115
(Gain) loss on derivative interest rate products	(284)	124
Deferred income taxes	(13,625)	3,504
Changes in:
Interest receivable	1,823	2,337
Prepaid expenses and other assets	16,244	73,932
Accounts payable and accrued expenses	4,376	(1,157)
Income taxes refundable/payable	668	7,323
Net cash provided by operating activities	93,757	137,940
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(19,044)	(4,395)
Purchase of loans	(20,388)	(12,107)
Cash received from purchase of additional business units	—	75,328
Purchase of premises and equipment	(9,761)	(22,562)
Proceeds from sale of premises and equipment	1,275	488
Proceeds from sale of foreclosed assets	35,973	38,710
Capitalized costs on foreclosed assets	(291)	(275)
Proceeds from sales of available-for-sale investment securities	108,485	77,849
Proceeds from maturing investment securities	—	1,830
Proceeds from called investment securities	4,160	29,745
Principal reductions on mortgage-backed securities	179,710	107,581
Purchase of available-for-sale securities	(92,425)	(85,803)
Redemption (purchase) of Federal Home Loan Bank stock	240	2,607
Net cash provided by investing activities	187,934	208,996
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in certificates of deposit	(163,327)	(279,366)
Net increase (decrease) in checking and savings deposits	(136,191)	111,406
Proceeds from Federal Home Loan Bank advances	1,980	—
Repayments of Federal Home Loan Bank advances	(246)	(52,850)
Net decrease in short-term borrowings	(44,625)	(18,823)
Repayments of structured repurchase agreements	(3,000)	—
Advances from borrowers for taxes and insurance	3,660	3,417
Dividends paid	(5,361)	(7,949)
Stock options exercised	1,092	2,164
Net cash used in financing activities	(346,018)	(242,001)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(64,327)	104,935
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	404,141	380,249
CASH AND CASH EQUIVALENTS, END OF PERIOD	$339,814	$485,184
See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Great Southern Bancorp, Inc. (the "Company" or "Great Southern") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The financial statements presented herein reflect all adjustments which are, in the opinion of management, necessary to fairly present the financial condition, results of operations and cash flows of the Company for the periods presented. Those adjustments consist only of normal recurring adjustments. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the full year. The consolidated statement of financial condition of the Company as of December 31, 2012, has been derived from the audited consolidated statement of financial condition of the Company as of that date.   Certain prior period amounts have been reclassified to conform to the current period presentation.  These reclassifications had no effect on net income.

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

NOTE 2: NATURE OF OPERATIONS AND OPERATING SEGMENTS

The Company operates as a one-bank holding company.  The Company’s business primarily consists of the operations of Great Southern Bank (the “Bank”), which provides a full range of financial services to customers primarily located in Missouri, Iowa, Kansas, Minnesota, Nebraska and Arkansas.  The Company and the Bank are subject to the regulation of certain federal and state agencies and undergo periodic examinations by those regulatory agencies.

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

Effective November 30, 2012, Great Southern Bank sold its Great Southern Travel and Great Southern Insurance divisions.  In the Company’s statements of income for the three and nine months ended September 30, 2012, operations of the two divisions have been restated to include all revenues and expenses of the two divisions in discontinued operations.

NOTE 3: RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 5: EARNINGS PER SHARE
	Three Months Ended September 30,
	2013	2012
	(In Thousands, Except Per Share Data)
Basic:
Average shares outstanding	13,647	13,550
Net income available to common stockholders	$8,294	$6,954
Per share amount	$0.61	$0.51
Income from continuing operations available to common stockholders	$8,294	$6,892
Per share amount	$0.61	$0.50
Income from discontinued operations available to common stockholders	$—	$62
Per share amount	$—	$0.01

Diluted:
Average shares outstanding	13,647	13,550
Net effect of dilutive stock options and warrants – based on the treasury
stock method using average market price	58	119
Diluted shares	13,705	13,669
Net income available to common stockholders	$8,294	$6,954
Per share amount	$0.61	$0.51
Income from continuing operations available to common stockholders	$8,294	$6,892
Per share amount	$0.61	$0.50
Income from discontinued operations available to common stockholders	$—	$62
Per share amount	$—	$0.01

	Nine Months Ended September 30,
	2013	2012
	(In Thousands, Except Per Share Data)
Basic:
Average shares outstanding	13,634	13,533
Net income available to common stockholders	$24,621	$35,817
Per share amount	$1.81	$2.65
Income from continuing operations available to common stockholders	$24,621	$35,268
Per share amount	$1.81	$2.61
Income from discontinued operations available to common stockholders	$—	$549
Per share amount	$—	$0.04

Diluted:
Average shares outstanding	13,634	13,533
Net effect of dilutive stock options and warrants – based on the treasury
stock method using average market price	58	119
Diluted shares	13,692	13,652
Net income available to common stockholders	$24,621	$35,817
Per share amount	$1.80	$2.62
Income from continuing operations available to common stockholders	$24,621	$35,268
Per share amount	$1.80	$2.59
Income from discontinued operations available to common stockholders	$—	$549
Per share amount	$—	$0.03

Options to purchase 304,630 and 81,375 shares of common stock were outstanding at September 30, 2013 and 2012, respectively, but were not included in the computation of diluted earnings per share for each of the three month and nine month periods because the options’ exercise prices were greater than the average market prices of the common shares for the three and nine months ended September 30, 2013 and 2012, respectively.

NOTE 6: INVESTMENT SECURITIES

	September 30, 2013
		Gross	Gross		Tax
	Amortized	Unrealized	Unrealized	Fair	Equivalent
	Cost	Gains	Losses	Value	Yield
	(In Thousands)

AVAILABLE-FOR-SALE SECURITIES:
U.S. government agencies	$20,000	$—	$2,170	$17,830	2.00%
Mortgage-backed securities	391,320	5,435	2,862	393,893	1.59
Small Business Administration
loan pools	45,478	1,650	—	47,128	1.46
States and political subdivisions	117,627	3,037	1,107	119,557	5.51
Equity securities	847	1,725	—	2,572	—
	$575,272	$11,847	$6,139	$580,980	2.39%

HELD-TO-MATURITY SECURITIES:
States and political subdivisions	$805	$110	$—	$915	7.37%

	December 31, 2012
		Gross	Gross		Tax
	Amortized	Unrealized	Unrealized	Fair	Equivalent
	Cost	Gains	Losses	Value	Yield
	(In Thousands)

AVAILABLE-FOR-SALE SECURITIES:
U.S. government agencies	$30,000	$40	$—	$30,040	1.25%
Collateralized mortgage obligations	3,939	576	8	4,507	1.72
Mortgage-backed securities	582,039	14,861	814	596,086	2.42
Small Business Administration
loan pools	50,198	1,295	—	51,493	1.99
States and political subdivisions	114,372	8,506	—	122,878	5.61
Equity securities	847	1,159	—	2,006	—
	$781,395	$26,437	$822	$807,010	2.80%

HELD-TO-MATURITY SECURITIES:
States and political subdivisions	$920	$164	$—	$1,084	7.37%

The amortized cost and fair value of available-for-sale securities at September 30, 2013, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In Thousands)

One year or less	$110	$110
After one through five years	467	473
After five through ten years	10,017	10,216
After ten years	172,511	173,716
Securities not due on a single maturity date	391,320	393,893
Equity securities	847	2,572

	$575,272	$580,980

The held-to-maturity securities at September 30, 2013, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In Thousands)

After five through ten years	$805	$915

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at September 30, 2013 and December 31, 2012, respectively, was approximately $244.1 million and $106.6 million, which is approximately 42.0% and 13.2% of the Company’s available-for-sale and held-to-maturity investment portfolio, respectively.

Based on an evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these debt securities are temporary at September 30, 2013.

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2013 and December 31, 2012:

	September 30, 2013
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)

U.S. government agencies	$20,000	$(2,170)	$—	$—	$20,000	$(2,170)
Mortgage-backed securities	182,088	(2,862)	1	—	182,089	(2,862)
State and political
subdivisions	42,054	(1,107)	—	—	42,054	(1,107)
	$244,142	$(6,139)	$1	$—	$244,143	$(6,139)

	December 31, 2012
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)

Collateralized mortgage
obligations	$—	$—	$414	$(8)	$414	$(8)
Mortgage-backed securities	106,136	(814)	—	—	106,136	(814)
	$106,136	$(814)	$414	$(8)	$106,550	$(822)

Gross gains of $644,000 and $795,000 and gross losses of $534,000 and $554,000 resulting from sales of available-for-sale securities were realized for the three and nine months ended September 30, 2013.  Gross gains of $572,000 and $2.7 million and gross losses of $66,000 and $625,000 resulting from sales of available-for-sale securities were realized for the three and nine months ended September 30, 2012.  Gains and losses on sales of securities are determined on the specific-identification method.

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

During the three and nine months ended September 30, 2013, no securities were determined to have impairment that was other than temporary.  During the nine months ended September 30, 2012, the Company determined that the impairment of a non-agency collateralized mortgage obligation with a book value of $962,000 had become other than temporary.  Consequently, the Company recorded a $262,000 pre-tax charge to income.

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

Accumulated
Credit Losses
(In Thousands)
Credit losses on debt securities held
July 1, 2013	$—
Additions related to other-than-temporary losses not previously recognized	—
Additions related to increases in credit losses on debt securities for which
other-than-temporary impairment losses were previously recognized	—
Reductions due to final principal payments	—

September 30, 2013	$—

Accumulated
Credit Losses
(In Thousands)
Credit losses on debt securities held
July 1, 2012	$3,860
Additions related to other-than-temporary losses not previously recognized	—
Additions related to increases in credit losses on debt securities for which
other-than-temporary impairment losses were previously recognized	—
Reductions due to sales	—

September 30, 2012	$3,860

Accumulated
Credit Losses
(In Thousands)
Credit losses on debt securities held
January 1, 2013	$4,176
Additions related to other-than-temporary losses not previously recognized	—
Additions related to increases in credit losses on debt securities for which
other-than-temporary impairment losses were previously recognized	—
Reductions due to final principal payments	(4,176)

September 30, 2013	$—

Accumulated
Credit Losses
(In Thousands)
Credit losses on debt securities held
January 1, 2012	$3,598
Additions related to other-than-temporary losses not previously recognized	—
Additions related to increases in credit losses on debt securities for which
other-than-temporary impairment losses were previously recognized	262
Reductions due to sales	—

September 30, 2012	$3,860

Amounts Reclassified Out of Accumulated Other Comprehensive Income.  Amounts reclassified from accumulated other comprehensive income and the affected line items in the statements of income during the three and nine months ended September 30, 2013 and 2012, were as follows (in thousands):

	Amounts Reclassified from Other Comprehensive Income Three Months Ended September 30,
	2013	2012	Affected Line Item in the Statements of Income
	(In Thousands)

Unrealized gains (losses) on available-			Net realized gains on available-
for-sale securities	$110	$507	for-sale securities
			(Total reclassified amount before tax)
Income Taxes	(38)	(177)	Provision for income taxes
Total reclassifications out of accumulated
other comprehensive income	$72	$330

	Amounts Reclassified from Other Comprehensive Income Nine months Ended September 30,
	2013	2012	Affected Line Item in the Statements of Income
	(In Thousands)

Unrealized gains (losses) on available-			Net realized gains on available-
for-sale securities	$241	$1,787	for-sale securities
			(Total reclassified amount before tax)
Income Taxes	(84)	(625)	Provision for income taxes
Total reclassifications out of accumulated
other comprehensive income	$157	$1,162

NOTE 7: LOANS AND ALLOWANCE FOR LOAN LOSSES

	September 30,	December 31,
	2013	2012
	(In Thousands)

One- to four-family residential construction	$33,454	$29,071
Subdivision construction	34,264	35,805
Land development	62,368	62,559
Commercial construction	174,691	150,515
Owner occupied one- to four-family residential	86,390	83,859
Non-owner occupied one- to four-family residential	144,100	145,458
Commercial real estate	757,679	692,377
Other residential	252,608	267,518
Commercial business	279,874	264,631
Industrial revenue bonds	41,016	43,762
Consumer auto	122,329	82,610
Consumer other	83,639	83,815
Home equity lines of credit	56,885	54,225
FDIC-supported loans, net of discounts (TeamBank)	55,825	77,615
FDIC-supported loans, net of discounts (Vantus Bank)	68,489	95,483
FDIC-supported loans, net of discounts (Sun Security Bank)	70,020	91,519
FDIC-supported loans, net of discounts (InterBank)	218,962	259,232
	2,542,593	2,520,054
Undisbursed portion of loans in process	(171,473)	(157,574)
Allowance for loan losses	(39,456)	(40,649)
Deferred loan fees and gains, net	(2,926)	(2,193)
	$2,328,738	$2,319,638

Weighted average interest rate	5.12%	5.39%

Classes of loans by aging were as follows:
	September 30, 2013
							Total Loans
	30-59 Days	60-89 Days	Over 90	Total Past		Total Loans	> 90 Days and
	Past Due	Past Due	Days	Due	Current	Receivable	Still Accruing
	(In Thousands)
One- to four-family
residential construction	$—	$—	$—	$—	$33,454	$33,454	$—
Subdivision construction	2,047	—	879	2,926	31,338	34,264	—
Land development	6,905	182	260	7,347	55,021	62,368	—
Commercial construction	—	—	—	—	174,691	174,691	—
Owner occupied one- to four-
family residential	423	454	2,475	3,352	83,038	86,390	183
Non-owner occupied one- to
four-family residential	3,222	229	1,173	4,624	139,476	144,100	115
Commercial real estate	7,591	161	9,765	17,517	740,162	757,679	—
Other residential	2,375	—	713	3,088	249,520	252,608	—
Commercial business	871	13	4,878	5,762	274,112	279,874	—
Industrial revenue bonds	—	—	—	—	41,016	41,016	—
Consumer auto	907	132	149	1,188	121,141	122,329	10
Consumer other	1,118	321	686	2,125	81,514	83,639	310
Home equity lines of credit	319	54	410	783	56,102	56,885	—
FDIC-supported loans, net of
discounts (TeamBank)	173	46	3,690	3,909	51,916	55,825	—
FDIC-supported loans, net of
discounts (Vantus Bank)	213	824	1,730	2,767	65,722	68,489	—
FDIC-supported loans,
net of discounts
(Sun Security Bank)	123	337	6,242	6,702	63,318	70,020	—
FDIC-supported loans,
net of discounts
(InterBank)	1,346	2,249	20,168	23,763	195,199	218,962	110
	27,633	5,002	53,218	83,853	2,456,740	2,542,593	728
Less FDIC-supported loans,
net of discounts	1,855	3,456	31,830	37,141	376,155	413,296	110

Total	$25,778	$1,546	$21,388	$48,713	$2,080,585	$2,129,297	$618

	December 31, 2012
							Total Loans
	30-59 Days	60-89 Days	Over 90	Total Past		Total Loans	> 90 Days and
	Past Due	Past Due	Days	Due	Current	Receivable	Still Accruing
	(In Thousands)
One- to four-family
residential construction	$178	$—	$—	$178	$28,893	$29,071	$—
Subdivision construction	478	—	3	481	35,324	35,805	—
Land development	—	—	2,471	2,471	60,088	62,559	—
Commercial construction	—	—	—	—	150,515	150,515	—
Owner occupied one- to four-
family residential	3,305	263	2,352	5,920	77,939	83,859	237
Non-owner occupied one- to
four-family residential	2,600	—	1,905	4,505	140,953	145,458	—
Commercial real estate	1,346	726	8,324	10,396	681,981	692,377	—
Other residential	3,741	—	—	3,741	263,777	267,518	—
Commercial business	2,094	153	4,139	6,386	258,245	264,631	—
Industrial revenue bonds	—	—	2,110	2,110	41,652	43,762	—
Consumer auto	690	73	120	883	81,727	82,610	26
Consumer other	1,522	242	834	2,598	81,217	83,815	449
Home equity lines of credit	185	146	220	551	53,674	54,225	—
FDIC-supported loans, net of
discounts (TeamBank)	1,608	2,077	8,020	11,705	65,910	77,615	173
FDIC-supported loans, net of
discounts (Vantus Bank)	1,545	669	5,641	7,855	87,628	95,483	—
FDIC-supported loans,
net of discounts
(Sun Security Bank)	1,539	384	21,342	23,265	68,254	91,519	1,274
FDIC-supported loans, net of
discounts (InterBank)	10,212	4,662	33,928	48,802	210,430	259,232	347
	31,043	9,395	91,409	131,847	2,388,207	2,520,054	2,506
Less FDIC-supported loans,
net of discounts	14,904	7,792	68,931	91,627	432,222	523,849	1,794

Total	$16,139	$1,603	$22,478	$40,220	$1,955,985	$1,996,205	$712

Nonaccruing loans (excluding FDIC-supported loans, net of discount) are summarized as follows:

	September 30,	December 31,
	2013	2012
	(In Thousands)

One- to four-family residential construction	$—	$—
Subdivision construction	879	3
Land development	260	2,471
Commercial construction	—	—
Owner occupied one- to four-family residential	2,292	2,115
Non-owner occupied one- to four-family residential	1,058	1,905
Commercial real estate	9,765	8,324
Other residential	713	—
Commercial business	4,878	6,249
Consumer auto	139	94
Consumer other	376	385
Home equity lines of credit	410	220

Total	$20,770	$21,766

The following table presents the activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2013.  Also presented are the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of September 30, 2013:

	One- to Four-
	Family
	Residential and	Other	Commercial	Commercial	Commercial
	Construction	Residential	Real Estate	Construction	Business	Consumer	Total
	(In Thousands)
Allowance for loan losses
Balance July 1, 2013	$6,125	$3,373	$16,419	$5,789	$5,664	$2,815	$40,185
Provision (benefit) charged to expense	(234)	(372)	1,474	1,291	(1,732)	2,250	2,677
Losses charged off	(847)	(201)	(608)	(346)	(1,303)	(2,215)	(5,520)
Recoveries	87	6	888	50	648	435	2,114
Balance September 30, 2013	$5,131	$2,806	$18,173	$6,784	$3,277	$3,285	$39,456

Balance January 1, 2013	$6,822	$4,327	$17,441	$3,938	$5,096	$3,025	$40,649
Provision charged to expense	292	1,329	6,736	3,413	137	2,666	14,573
Losses charged off	(2,088)	(2,887)	(7,138)	(675)	(2,672)	(3,884)	(19,344)
Recoveries	105	37	1,134	108	716	1,478	3,578
Balance September 30, 2013	$5,131	$2,806	$18,173	$6,784	$3,277	$3,285	$39,456

Ending balance:
Individually evaluated for
impairment	$1,650	$169	$2,416	$2,192	$1,512	$208	$8,147
Collectively evaluated for
impairment	$3,481	$2,637	$15,754	$4,592	$1,762	$3,071	$31,297
Loans acquired and
accounted for under
ASC 310-30	$—	$—	$3	$—	$4	$5	$12

Loans
Individually evaluated for
impairment	$13,310	$11,367	$40,981	$15,444	$8,836	$1,189	$91,127
Collectively evaluated for
impairment	$284,897	$241,241	$757,715	$221,615	$271,038	$261,664	$2,038,170
Loans acquired and
accounted for under
ASC 310-30	$235,141	$41,772	$94,417	$6,041	$6,780	$29,145	$413,296

The following table presents the activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2012:

	One- to Four-
	Family
	Residential and	Other	Commercial	Commercial	Commercial
	Construction	Residential	Real Estate	Construction	Business	Consumer	Total
	(In Thousands)
Allowance for loan losses
Balance July 1, 2012	$7,899	$4,012	$15,592	$6,929	$3,341	$2,949	$40,722
Provision (benefit) charged to expense	(724)	348	2,950	4,227	1,512	87	8,400
Losses charged off	(245)	(310)	(1,579)	(6,870)	(648)	(699)	(10,351)
Recoveries	65	22	448	471	110	420	1,536
Balance September 30, 2012	$6,995	$4,072	$17,411	$4,757	$4,315	$2,757	$40,307

Balance January 1, 2012	$11,424	$3,088	$18,390	$2,982	$2,974	$2,374	$41,232
Provision (benefit) charged to expense	(1,830)	4,206	12,265	17,525	2,758	1,153	36,077
Losses charged off	(2,740)	(3,562)	(13,784)	(16,462)	(1,701)	(1,661)	(39,910)
Recoveries	141	340	540	712	284	891	2,908
Balance September 30, 2012	$6,995	$4,072	$17,411	$4,757	$4,315	$2,757	$40,307

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

•	The other residential segment corresponds to the other residential class
•	The commercial real estate segment includes the commercial real estate and industrial revenue bonds classes
•	The commercial construction segment includes the land development and commercial construction classes
•	The commercial business segment corresponds to the commercial business class
•	The consumer segment includes the consumer auto, consumer other and home equity lines of credit classes

  Impaired loans (excluding FDIC-supported loans, net of discount), are summarized as follows:

	September 30, 2013
		Unpaid
	Recorded	Principal	Specific
	Balance	Balance	Allowance
	(In Thousands)

One- to four-family residential construction	$—	$—	$—
Subdivision construction	3,785	3,896	851
Land development	15,444	15,848	2,192
Commercial construction	—	—	—
Owner occupied one- to four-family residential	5,174	5,393	430
Non-owner occupied one- to four-family residential	4,351	5,233	369
Commercial real estate	40,981	42,507	2,416
Other residential	11,367	11,367	169
Commercial business	6,138	6,140	1,512
Industrial revenue bonds	2,698	2,778	—
Consumer auto	184	228	28
Consumer other	595	664	89
Home equity lines of credit	410	424	91

Total	$91,127	$94,478	$8,147

	Three Months Ended		Nine Months Ended
	September 30, 2013		September 30, 2013
	Average		Average
	Investment	Interest	Investment	Interest
	in Impaired	Income	in Impaired	Income
	Loans	Recognized	Loans	Recognized
	(In Thousands)

One- to four-family residential construction	$48	$—	$48	$5
Subdivision construction	4,062	34	3,206	140
Land development	15,573	111	13,025	477
Commercial construction	—	—	—	—
Owner occupied one- to four-family residential	5,035	60	4,899	176
Non-owner occupied one- to four-family residential	4,832	12	5,112	173
Commercial real estate	40,792	506	44,374	1,246
Other residential	11,444	136	14,895	353
Commercial business	6,274	86	7,074	161
Industrial revenue bonds	2,698	—	2,701	14
Consumer auto	153	7	130	11
Consumer other	593	12	639	44
Home equity lines of credit	333	10	316	20

Total	$91,837	$974	$96,419	$2,820

	At or for the Year Ended December 31, 2012
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
	(In Thousands)

One- to four-family residential construction	$410	$410	$239	$679	$22
Subdivision construction	2,577	2,580	688	8,399	143
Land development	12,009	13,204	96	12,614	656
Commercial construction	—	—	—	383	—
Owner occupied one- to four-family residential	5,627	6,037	550	5,174	295
Non-owner occupied one- to four-family residential	6,077	6,290	811	10,045	330
Commercial real estate	48,476	49,779	4,990	45,181	2,176
Other residential	16,405	16,405	1,089	16,951	836
Commercial business	7,279	8,615	2,778	4,851	329
Industrial revenue bonds	2,785	2,865	—	3,034	5
Consumer auto	143	170	22	157	17
Consumer other	602	682	89	654	65
Home equity lines of credit	235	248	45	162	15

Total	$102,625	$107,285	$11,397	$108,284	$4,889

	September 30, 2012
		Unpaid
	Recorded	Principal	Specific
	Balance	Balance	Allowance
	(In Thousands)

One- to four-family residential construction	$612	$612	$283
Subdivision construction	3,204	4,854	310
Land development	11,922	18,665	755
Commercial construction	—	—	—
Owner occupied one- to four-family residential	5,168	5,392	493
Non-owner occupied one- to four-family residential	9,067	9,491	615
Commercial real estate	49,052	49,921	3,299
Other residential	18,517	19,781	711
Commercial business	3,423	3,774	1,541
Industrial revenue bonds	2,785	2,865	—
Consumer auto	160	177	25
Consumer other	781	837	116
Home equity lines of credit	177	177	36

Total	$104,868	$116,546	$8,184

	Three Months Ended		Nine Months Ended
	September 30, 2012		September 30, 2012
	Average		Average
	Investment	Interest	Investment	Interest
	in Impaired	Income	in Impaired	Income
	Loans	Recognized	Loans	Recognized
	(In Thousands)

One- to four-family residential construction	$612	$6	$738	$17
Subdivision construction	3,188	153	10,225	153
Land development	15,826	19	12,286	408
Commercial construction	1,020	—	510	—
Owner occupied one- to four-family residential	4,970	93	5,094	208
Non-owner occupied one- to four-family residential	10,389	—	10,854	289
Commercial real estate	42,607	754	44,223	1,742
Other residential	17,718	223	17,408	686
Commercial business	3,290	35	3,927	119
Industrial revenue bonds	3,267	—	3,117	—
Consumer auto	154	4	163	12
Consumer other	679	20	662	60
Home equity lines of credit	134	6	136	9

Total	$103,854	$1,313	$109,343	$3,703

At September 30, 2013, $27.4 million of impaired loans had specific valuation allowances totaling $8.1 million.  At December 31, 2012, $43.4 million of impaired loans had specific valuation allowances totaling $11.4 million.

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

The following table presents newly restructured loans during the three and nine months ended September 30, 2013 by type of modification:

	Three Months Ended September 30, 2013
				Total
	Interest Only	Term	Combination	Modification
	(In Thousands)

Mortgage loans on real estate:
Subdivision construction	$—	$251	$568	$819
Land development	—	2,016	—	2,016
Commercial real estate	57	1,818	—	1,875
Consumer	—	14	—	14

	$57	$4,099	$568	$4,724

	Nine Months Ended September 30, 2013
				Total
	Interest Only	Term	Combination	Modification
	(In Thousands)

Mortgage loans on real estate:
One- to four-family
residential construction	$—	$286	$—	$286
Subdivision construction	—	2,067	568	2,635
Land development	—	2,078	—	2,078
Residential-one-to four-family	—	1,423	—	1,423
Other residential	—	1,874	—	1,874
Commercial real estate	57	1,818	—	1,875
Consumer	—	183	—	183

	$57	$9,729	$568	$10,354

At September 30, 2013, the Company had $48.1 million of loans that were modified in troubled debt restructurings and impaired, as follows:  $7.3 million of construction and land development loans, $15.3 million of single family and multi-family residential mortgage loans, $24.4 million of commercial real estate loans, $827,000 of commercial business loans and $289,000 of consumer loans.  Of the total troubled debt restructurings at September 30, 2013, $45.6 million were accruing interest and $12.6 million were classified as substandard using the Company’s internal grading system, which is described below.  The Company had troubled debt restructurings which were modified in the previous 12 months and subsequently defaulted during the nine months ended September 30, 2013 of approximately $1.4 million, including three commercial real estate loans totaling $912,000, three non-owner occupied residential mortgage loan totaling $260,000, two owner occupied residential mortgage loan totaling $187,000, three consumer loans totaling $41,000, and one commercial business loan totaling $13,000.  When loans modified as troubled debt restructuring have subsequent payment defaults, the defaults are factored into the determination of the allowance for loan losses to ensure specific valuation allowances reflect amounts considered uncollectible.  At December 31, 2012, the Company had $2.8 million of construction loans, $15.0 million of single family and multi-family residential mortgage loans, $26.9 million of commercial real estate loans, $1.9 million of commercial business loans and $167,000 of consumer loans that were modified in troubled debt restructurings and impaired.  Of the total troubled debt restructurings at December 31, 2012, $38.1 million were accruing interest and $14.6 million were classified as substandard and $1.0 million were classified as doubtful using the Company’s internal grading system.

During the three months ended September 30, 2013, there were no borrowers with loans designated as troubled debt restructurings that met the criteria for placement back on accrual status.  This criteria is a minimum of six months of payment performance under existing or modified terms.

During the nine months ended September 30, 2013, borrowers with loans designated as troubled debt restructurings totaling $2.2 million met the criteria for placement back on accrual status.  The $2.2 million was made up of $2.1 million of residential mortgage loans, $92,000 of commercial real estate loans and $4,000 of consumer loans.

The Company reviews the credit quality of its loan portfolio using an internal grading system that classifies loans as “Satisfactory,” “Watch,” “Special Mention,” “Substandard” and “Doubtful.”  Substandard loans are characterized by the distinct possibility that the Bank will sustain some loss if certain deficiencies are not corrected.  Doubtful loans are those having all the weaknesses inherent to those classified Substandard with the added characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.  Special mention loans possess potential weaknesses that deserve management’s close attention but do not expose the Bank to a degree of risk that warrants substandard classification.  Loans classified as watch are being monitored because of indications of potential weaknesses or deficiencies that may require future classification as special mention or substandard.  Loans not meeting any of the criteria previously described are considered satisfactory.  The FDIC-covered loans are evaluated using this internal grading system.  These loans are accounted for in pools and are currently substantially covered through loss sharing agreements with the FDIC.  Minimal adverse classification in the loan pools was identified as of September 30, 2013 and December 31, 2012, respectively.  See Note 8 for further discussion of the acquired loan pools and loss sharing agreements.  The loan grading system is presented by loan class below:

	September 30, 2013
			Special
	Satisfactory	Watch	Mention	Substandard	Doubtful	Total
		(In Thousands)
One- to four-family residential
construction	$33,390	$64	$—	$—	$—	$33,454
Subdivision construction	29,840	1,230	—	3,194	—	34,264
Land development	47,007	1,464	—	13,896	—	62,367
Commercial construction	174,691	—	—	—	—	174,691
Owner occupied one- to four-
family residential	82,953	497	—	2,940	—	86,390
Non-owner occupied one- to four-
family residential	135,512	5,954	—	2,635	—	144,101
Commercial real estate	698,740	37,242	—	21,696	—	757,678
Other residential	237,645	12,790	—	2,173	—	252,608
Commercial business	272,966	868	—	6,041	—	279,874
Industrial revenue bonds	38,319	675	—	2,023	—	41,017
Consumer auto	122,158	—	—	171	—	122,329
Consumer other	83,154	6	—	478	—	83,638
Home equity lines of credit	54,589	—	1,885	410	—	56,885
FDIC-supported loans, net of
Discounts (TeamBank)	55,626	—	—	199	—	55,825
FDIC-supported loans, net of
discounts (Vantus Bank)	68,186	—	—	304	—	68,490
FDIC-supported loans, net of
discounts (Sun Security Bank)	70,020	—	—	—	—	70,020
FDIC-supported loans, net of
discounts (InterBank)	218,962	—	—	—	—	218,962

Total	$2,423,758	$60,790	$1,885	$56,160	$—	$2,542,593
	December 31, 2012
			Special
	Satisfactory	Watch	Mention	Substandard	Doubtful	Total
		(In Thousands)
One- to four-family residential
construction	$28,662	$—	$—	$409	$—	$29,071
Subdivision construction	31,156	2,993	—	1,656	—	35,805
Land development	47,388	3,887	—	11,284	—	62,559
Commercial construction	150,515	—	—	—	—	150,515
Owner occupied one- to four-
family residential	79,411	792	—	3,656	—	83,859
Non-owner occupied one- to four-
family residential	132,073	7,884	—	5,501	—	145,458
Commercial real estate	619,387	42,753	—	30,237	—	692,377
Other residential	252,238	6,793	—	8,487	—	267,518
Commercial business	253,165	4,286	—	6,180	1,000	264,631
Industrial revenue bonds	40,977	675	—	2,110	—	43,762
Consumer auto	82,467	—	—	143	—	82,610
Consumer other	83,250	—	—	565	—	83,815
Home equity lines of credit	52,076	—	1,913	236	—	54,225
FDIC-supported loans, net of
Discounts (TeamBank)	77,568	—	—	47	—	77,615
FDIC-supported loans, net of
discounts (Vantus Bank)	95,281	—	—	202	—	95,483
FDIC-supported loans, net of
discounts (Sun Security Bank)	91,519	—	—	—	—	91,519
FDIC-supported loans, net of
discounts (InterBank)	259,210	—	—	22	—	259,232

Total	$2,376,343	$70,063	$1,913	$70,735	$1,000	$2,520,054

NOTE 8: LOSS SHARING AGREEMENTS AND FDIC INDEMNIFICATION ASSETS

On March 20, 2009, Great Southern Bank entered into a purchase and assumption agreement with loss share with the Federal Deposit Insurance Corporation (FDIC) to assume all of the deposits (excluding brokered deposits) and acquire certain assets of TeamBank, N.A., a full service commercial bank headquartered in Paola, Kansas.

The loans, commitments and foreclosed assets purchased in the TeamBank transaction are covered by a loss sharing agreement between the FDIC and Great Southern Bank.  Under the loss sharing agreement, the Bank shares in the losses on assets covered under the agreement (referred to as covered assets). On losses up to $115.0 million, the FDIC agreed to reimburse the Bank for 80% of the losses. On losses exceeding $115.0 million, the FDIC agreed to reimburse the Bank for 95% of the losses.  Realized losses covered by the loss sharing agreement include loan contractual balances (and related unfunded commitments that were acquired), accrued interest on loans for up to 90 days, the book value of foreclosed real estate acquired, and certain direct costs, less cash or other consideration received by the Bank.  This agreement extends for ten years for 1-4 family real estate loans and for five years for other loans.  The value of this loss sharing agreement was considered in determining fair values of loans and foreclosed assets acquired.  The loss sharing agreement is subject to the Bank following servicing procedures as specified in the agreement with the FDIC.  The expected reimbursements under the loss sharing agreement were recorded as an indemnification asset at their preliminary estimated fair value on the acquisition date.  Based upon the acquisition date fair values of the net assets acquired, no goodwill was recorded.  A discount was recorded in conjunction with the fair value of the acquired loans and the amount accreted to yield during the three and nine months ended September 30, 2013 was $0 and $134,000, respectively.  The amount accreted to yield during the three and nine months ended September 30, 2012 was $267,000 and $1.0 million, respectively.

On September 4, 2009, Great Southern Bank entered into a purchase and assumption agreement with loss share with the FDIC to assume all of the deposits and acquire certain assets of Vantus Bank, a full service thrift headquartered in Sioux City, Iowa.

The loans, commitments and foreclosed assets purchased in the Vantus Bank transaction are covered by a loss sharing agreement between the FDIC and Great Southern Bank.  Under the loss sharing agreement, the Bank shares in the losses on assets covered under the agreement (referred to as covered assets). On losses up to $102.0 million, the FDIC agreed to reimburse the Bank for 80% of the losses. On losses exceeding $102.0 million, the FDIC agreed to reimburse the Bank for 95% of the losses. Realized losses covered by the loss sharing agreement include loan contractual balances (and related unfunded commitments that were acquired), accrued interest on loans for up to 90 days, the book value of foreclosed real estate acquired, and certain direct costs, less cash or other consideration received by the Bank.  This agreement extends for ten years for 1-4 family real estate loans and for five years for other loans.  The value of this loss sharing agreement was considered in determining fair values of loans and foreclosed assets acquired.  The loss sharing agreement is subject to the Bank following servicing procedures as specified in the agreement with the FDIC.  The expected reimbursements under the loss sharing agreement were recorded as an indemnification asset at their preliminary estimated fair value on the acquisition date.  Based upon the acquisition date fair values of the net assets acquired, no goodwill was recorded.  A discount was recorded in conjunction with the fair value of the acquired loans and the amount accreted to yield during the three and nine months ended September 30, 2013 was $19,000 and $99,000, respectively.  The amount accreted to yield during the three and nine months ended September 30, 2012 was $76,000 and $338,000, respectively.

On October 7, 2011, Great Southern Bank entered into a purchase and assumption agreement with loss share with the FDIC to assume all of the deposits and acquire certain assets of Sun Security Bank, a full service bank headquartered in Ellington, Missouri.

The loans and foreclosed assets purchased in the Sun Security Bank transaction are covered by a loss sharing agreement between the FDIC and Great Southern Bank.  Under the loss sharing agreement, the FDIC agreed to cover 80% of the losses on the loans (excluding approximately $4 million of consumer loans) and foreclosed assets purchased subject to certain limitations.  Realized losses covered by the loss sharing agreement include loan contractual balances (and related unfunded commitments that were acquired), accrued interest on loans for up to 90 days, the book value of foreclosed real estate acquired, and certain direct costs, less cash or other consideration received by Great Southern.  This agreement extends for ten years for 1-4 family real estate loans and for five years for other loans.  The value of this loss sharing agreement was considered in determining fair values of loans and foreclosed assets acquired.  The loss sharing agreement is subject to the Bank following servicing procedures as specified in the agreement with the FDIC.  The expected reimbursements under the loss sharing agreement were recorded as an indemnification asset at their preliminary estimated fair value on the acquisition date.  Based upon the acquisition date fair values of the net assets acquired, no goodwill was recorded.  A discount was recorded in conjunction with the fair value of the acquired loans and the amount accreted to yield during the three and nine months ended September 30, 2013 was $210,000 and $827,000, respectively.  The amount accreted to yield during the three and nine months ended September 30, 2012 was $500,000 and $1.2 million, respectively.

On April 27, 2012, Great Southern Bank entered into a purchase and assumption agreement with loss share with the FDIC to assume all of the deposits and acquire certain assets of Inter Savings Bank, FSB (“InterBank”), a full service bank headquartered in Maple Grove, Minnesota.

The loans and foreclosed assets purchased in the InterBank transaction are covered by a loss sharing agreement between the FDIC and Great Southern Bank.  Under the loss sharing agreement, the FDIC agreed to cover 80% of the losses on the loans (excluding approximately $60,000 of consumer loans) and foreclosed assets purchased subject to certain limitations.  Realized losses covered by the loss sharing agreement include loan contractual balances (and related unfunded commitments that were acquired), accrued interest on loans for up to 90 days, the book value of foreclosed real estate acquired, and certain direct costs, less cash or other consideration received by Great Southern.  This agreement extends for ten years for 1-4 family real estate loans and for five years for other loans.  The value of this loss sharing agreement was considered in determining fair values of loans and foreclosed assets acquired.  The loss sharing agreement is subject to the Bank following servicing procedures as specified in the agreement with the FDIC.  The expected reimbursements under the loss sharing agreement were recorded as an indemnification asset at their preliminary estimated fair value on the acquisition date.  Based upon the acquisition date fair values of the net assets acquired, no goodwill was recorded.  A premium was recorded in conjunction with the fair value of the acquired loans and the amount amortized to yield during the three and nine months ended September 30, 2013 was $155,000 and $485,000, respectively.  The amount amortized to yield during the three and nine months ended September 30, 2012 was $(68,000) and $126,000, respectively.

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

The amount of the estimated cash flows expected to be received from the acquired loan pools in excess of the fair values recorded for the loan pools is referred to as the accretable yield.  The accretable yield is recognized as interest income over the estimated lives of the loans.  The Company continues to evaluate the fair value of the loans including cash flows expected to be collected.  Increases in the Company’s cash flow expectations are recognized as increases to the accretable yield while decreases are recognized as impairments through the allowance for loan losses.  During the three and nine months ended September 30, 2013, increases in expected cash flows related to the acquired loan portfolios resulted in adjustments of $11.9 million and $26.9 million, respectively, to the accretable yield to be spread over the estimated remaining lives of the loans on a level-yield basis. During the three and nine months ended September 30, 2012, similar such adjustments totaling $8.8 million and $18.8 million, respectively, were made to the accretable yield.  The current year increases in expected cash flows also reduced the amount of expected reimbursements under the loss sharing agreements.  During the three and nine months ended September 30, 2013, this resulted in a corresponding adjustment of $9.4 million and $21.3 million, respectively, to the indemnification assets to be amortized on a level-yield basis over the remainder of the loss sharing agreements or the remaining expected lives of the loan pools, whichever is shorter.  During the three and nine months ended September 30, 2012, corresponding adjustments of $7.0 million and $15.0 million, respectively, were made to the indemnification assets.  The impact to net interest income and net interest margin was greater in the quarter ended September 30, 2013 compared to the quarter ended June 30, 2013 due to additional estimated cash flows, primarily related to the Sun Security Bank and InterBank loan portfolios.

Because these adjustments will be recognized over the remaining lives of the loan pools and the remainder of the loss sharing agreements, respectively, they will impact future periods as well.  The remaining accretable yield adjustment that will affect interest income is $25.0 million and the remaining adjustment to the indemnification assets, including the effects of the clawback liability related to Interbank, that will affect non-interest income (expense) is $(20.7)

million.  Of the remaining adjustments, we expect to recognize $5.7 million of interest income and $(5.0) million of non-interest income (expense) in the remainder of 2013.  Additional adjustments may be recorded in future periods from the FDIC-assisted acquisitions, as the Company continues to estimate expected cash flows from the acquired loan pools.

The impact of adjustments on the Company’s financial results is shown below:

	Three Months Ended		Nine Months Ended
	September 30, 2013		September 30, 2013
	(In Thousands, Except Per Share Data
	and Basis Points Data)

Impact on net interest income/
net interest margin (in basis points)	$8,412	101 bps	$26,508	103 bps
Non-interest income	(7,074)		(22,037)
Net impact to pre-tax income	$1,338		$4,471
Net impact net of taxes	$870		$2,906
Impact to diluted earnings per common share	$0.06		$0.21

	Three Months Ended		Nine Months Ended
	September 30, 2012		September 30, 2012
	(In Thousands, Except Per Share Data
	and Basis Points Data)

Impact on net interest income/
net interest margin (in basis points)	$9,956	109 bps	$24,136	90 bps
Non-interest income	(8,169)		(19,319)
Net impact to pre-tax income	$1,787		$4,817
Net impact net of taxes	$1,162		$3,131
Impact to diluted earnings per common share	$0.09		$0.23

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

At September 30, 2013, the Bank’s internal estimate of credit performance is expected to be better than the threshold set by the FDIC in the loss sharing agreement.  Therefore, a separate clawback liability totaling $2.6 million was recorded as of September 30, 2013.  As changes in the fair values of the loans and foreclosed assets are determined due to changes in expected cash flows, changes in the amount of the clawback liability will occur.

TeamBank FDIC Indemnification Asset.  The following tables present the balances of the FDIC indemnification asset related to the TeamBank transaction at September 30, 2013 and December 31, 2012. Gross loan balances (due from the borrower) were reduced approximately $376.2 million since the transaction date because of $242.8 million of repayments from borrowers, $61.4 million in transfers to foreclosed assets and $72.0 million in charge-offs to customer loan balances.  Based upon the collectability analyses performed during the acquisition, we expected certain levels of foreclosures and charge-offs and actual results have been better than our expectations.  As a result, cash flows expected to be received from the acquired loan pools have increased, resulting in adjustments that were made to the related accretable yield as described above.

	September 30, 2013
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$60,010	$2,356
Non-credit premium/(discount), net of activity since acquisition date	—	—
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(3,378)	—
Original estimated fair value of assets, net of activity since
acquisition date	(55,825)	(2,066)

Expected loss remaining	807	290
Assumed loss sharing recovery percentage	82%	80%

Estimated loss sharing value	663	232
Indemnification asset to be amortized resulting from
change in expected losses	1,455	—
Accretable discount on FDIC indemnification asset	(21)	—
FDIC indemnification asset	$2,097	$232

	December 31, 2012
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$86,657	$9,056
Non-credit premium/(discount), net of activity since acquisition date	(134)	—
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(5,120)	—
Original estimated fair value of assets, net of activity since
acquisition date	(77,615)	(7,669)

Expected loss remaining	3,788	1,387
Assumed loss sharing recovery percentage	81%	82%

Estimated loss sharing value	3,051	1,141
Indemnification asset to be amortized resulting from
change in expected losses	4,036	—
Accretable discount on FDIC indemnification asset	(332)	—
FDIC indemnification asset	$6,755	$1,141

Vantus Bank Indemnification Asset.  The following tables present the balances of the FDIC indemnification asset related to the Vantus Bank transaction at September 30, 2013 and December 31, 2012. Gross loan balances (due from the borrower) were reduced approximately $260.4 million since the transaction date because of $215.2 million of repayments from borrowers, $16.3 million in transfers to foreclosed assets and $28.9 million in charge-offs to customer loan balances.  Based upon the collectability analyses performed during the acquisition, we expected certain levels of foreclosures and charge-offs and actual results have been better than our expectations.  As a result, cash flows expected to be received from the acquired loan pools have increased, resulting in adjustments that were made to the related accretable yield as described above.

	September 30, 2013
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$71,155	$3,570
Non-credit premium/(discount), net of activity since acquisition date	(5)	—
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(1,779)	—
Original estimated fair value of assets, net of activity since
acquisition date	(68,490)	(2,353)

Expected loss remaining	881	1,217
Assumed loss sharing recovery percentage	75%	80%

Estimated loss sharing value	658	974
Indemnification asset to be amortized resulting from
change in expected losses	1,399	—
Accretable discount on FDIC indemnification asset	(48)	—
FDIC indemnification asset	$2,009	$974

	December 31, 2012
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$103,910	$4,383
Non-credit premium/(discount), net of activity since acquisition date	(104)	—
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(5,429)	—
Original estimated fair value of assets, net of activity since
acquisition date	(95,483)	(3,214)

Expected loss remaining	2,894	1,169
Assumed loss sharing recovery percentage	78%	80%

Estimated loss sharing value	2,270	935
Indemnification asset to be amortized resulting from
change in expected losses	4,343	—
Accretable discount on FDIC indemnification asset	(240)	—
FDIC indemnification asset	$6,373	$935

Sun Security Bank Indemnification Asset.  The following tables present the balances of the FDIC indemnification asset related to the Sun Security Bank transaction at September 30, 2013 and December 31, 2012.  Gross loan balances (due from the borrower) were reduced approximately $147.7 million since the transaction date because of $92.2 million of repayments by the borrower, $25.8 million in transfers to foreclosed assets and $29.7 million of charge-offs to customer loan balances.  Based upon the collectability analyses performed during the acquisition, we expected certain levels of foreclosures and charge-offs and actual results have been better than our expectations.  As a result, cash flows expected to be received from the acquired loan pools have increased, resulting in adjustments that were made to the related accretable yield as described above.

	September 30, 2013
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$86,700	$7,143
Non-credit premium/(discount), net of activity since acquisition date	(252)	—
Reclassification from nonaccretable discount to accretable discount due to change in expected losses (net of accretion to date)	(4,688)	—
Original estimated fair value of assets, net of activity since
acquisition date	(70,020)	(4,929)

Expected loss remaining	11,740	2,214
Assumed loss sharing recovery percentage	73%	80%

Estimated loss sharing value	8,555	1,771
Indemnification asset to be amortized resulting from
change in expected losses	3,718	—
Accretable discount on FDIC indemnification asset	(832)	(93)
FDIC indemnification asset	$11,441	$1,678

	December 31, 2012
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$126,933	$10,980
Non-credit premium/(discount), net of activity since acquisition date	(1,079)	—
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(4,182)	—
Original estimated fair value of assets, net of activity since
acquisition date	(91,519)	(6,227)

Expected loss remaining	30,153	4,753
Assumed loss sharing recovery percentage	76%	80%

Estimated loss sharing value	23,017	3,785
Indemnification asset to be amortized resulting from
change in expected losses	3,345	—
Accretable discount on FDIC indemnification asset	(2,867)	(561)
FDIC indemnification asset	$23,495	$3,224

InterBank Indemnification Asset.  The following table presents the balances of the FDIC indemnification asset related to the InterBank transaction at September 30, 2013.  Gross loan balances (due from the borrower) were reduced approximately $96.0 million since the transaction date because of $71.5 million of repayments by the borrower, $6.0 million in transfers to foreclosed assets and $18.5 million of charge-offs to customer loan balances.  Based upon the collectability analyses performed during the acquisition, we expected certain levels of foreclosures and charge-offs and actual results have been better than our expectations.  As a result, cash flows expected to be received from the acquired loan pools have increased, resulting in adjustments that were made to the related accretable yield as described above.
	September 30, 2013
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$297,252	$4,788
Non-credit premium/(discount), net of activity since acquisition date	2,056	—
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(15,147)	—
Original estimated fair value of assets, net of activity since
acquisition date	(218,962)	(4,457)

Expected loss remaining	65,199	331
Assumed loss sharing recovery percentage	82%	80%

Estimated loss sharing value	53,114	265
FDIC loss share clawback	2,000	—
Indemnification asset to be amortized resulting from
change in expected losses	12,118	—
Accretable discount on FDIC indemnification asset	(5,341)	(33)
FDIC indemnification asset	$61,891	$232

	December 31, 2012
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$356,844	$2,001
Non-credit premium/(discount), net of activity since acquisition date	2,541	—
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(9,897)	—
Original estimated fair value of assets, net of activity since
acquisition date	(259,232)	(1,620)

Expected loss remaining	90,256	381
Assumed loss sharing recovery percentage	81%	80%

Estimated loss sharing value	73,151	304
FDIC loss share clawback	1,000	—
Indemnification asset to be amortized resulting from
change in expected losses	7,871	—
Accretable discount on FDIC indemnification asset	(6,893)	(93)
FDIC indemnification asset	$75,129	$211

Changes in the accretable yield for acquired loan pools were as follows for the three months ended September 30, 2013 and 2012:

			Sun Security
	TeamBank	Vantus Bank	Bank	InterBank
	(In Thousands)

Balance, July 1, 2012	$11,403	$17,882	$9,775	$—
Additions	—	—	—	43,227
Accretion	(4,709)	(6,980)	(3,668)	(4,303)
Reclassification from nonaccretable yield(1)	5,863	4,510	2,902	—

Balance, September 30, 2012	$12,557	$15,412	$9,009	$38,924

Balance July 1, 2013	$8,610	$8,647	$10,055	$34,967
Accretion	(1,450)	(1,832)	(4,795)	(7,034)
Reclassification from nonaccretable yield(1)	1,109	(379)	5,293	7,774

Balance, September 30, 2013	$8,269	$6,436	$10,553	$35,707

(1)
Represents increases in estimated cash flows expected to be received from the acquired loan pools, primarily due to lower estimated credit losses.  The numbers also include changes in expected accretion of the loan pools for TeamBank, Vantus Bank, Sun Security Bank and InterBank for the three months ended September 30, 2013, totaling $340,000, $0, $4.3 million and $7.3 million, respectively, and for the three months ended September 30, 2012, totaling $3.1 million, $4.0 million, $1.8 million and $0, respectively.

Changes in the accretable yield for acquired loan pools were as follows for the nine months ended September 30, 2013 and 2012:

			Sun Security
	TeamBank	Vantus Bank	Bank	InterBank
	(In Thousands)

Balance, January 1, 2012	$14,662	$21,967	$12,769	$—
Additions	—	—	—	46,078
Accretion	(13,799)	(17,320)	(10,750)	(7,154)
Reclassification from nonaccretable yield(1)	11,694	10,765	6,990	—

Balance, September 30, 2012	$12,557	$15,412	$9,009	$38,924

Balance January 1, 2013	$12,128	$13,538	$11,259	$42,574
Accretion	(7,050)	(7,492)	(13,021)	(20,423)
Reclassification from nonaccretable yield(1)	3,191	390	12,315	13,556

Balance, September 30, 2013	$8,269	$6,436	$10,553	$35,707

(1)
Represents increases in estimated cash flows expected to be received from the acquired loan pools, primarily due to lower estimated credit losses.  The numbers also include changes in expected accretion of the loan pools for TeamBank, Vantus Bank, Sun Security Bank and InterBank for the nine months ended September 30, 2013, totaling $2.5 million, $516,000, $9.0 million and $14.9 million, respectively, and for the nine months ended September 30, 2012, totaling $6.0 million, $7.6 million, $5.2 million and $0, respectively.

NOTE 9: FORECLOSED ASSETS HELD FOR SALE

Major classifications of foreclosed assets were as follows:

	September 30,	December 31,
	2013	2012
	(In Thousands)
One-to four-family construction	$—	$627
Subdivision construction	13,092	17,147
Land development	15,293	14,058
Commercial construction	2,245	6,511
One-to four-family residential	1,070	1,200
Other residential	5,632	7,232
Commercial real estate	3,239	2,738
Commercial business	98	160
Consumer	1,132	471
	41,801	50,144
FDIC-supported foreclosed assets, net of discounts	13,805	18,730
	$55,606	$68,874

Expenses applicable to foreclosed assets included the following:

	Three Months Ended September 30,
	2013	2012
	(In Thousands)
Net loss on sales of foreclosed assets	$27	$320
Valuation write-downs	258	1,292
Operating expenses, net of rental income	783	924

	$1,068	$2,536

	Nine Months Ended September 30,
	2013	2012
	(In Thousands)
Net gain on sales of foreclosed assets	$(255)	$(1,077)
Valuation write-downs	1,313	2,691
Operating expenses, net of rental income	2,420	2,589

	$3,478	$4,203

NOTE 10: DEPOSITS

	September 30,	December 31,
	2013	2012
	(In Thousands)
Time Deposits:
0.00% - 0.99%	$679,662	$666,573
1.00% - 1.99%	278,679	426,589
2.00% - 2.99%	66,170	90,539
3.00% - 3.99%	10,483	13,240
4.00% - 4.99%	2,950	5,190
5.00% and above	1,535	1,816
Total time deposits (0.73% - 1.00%)	1,039,479	1,203,947
Non-interest-bearing demand deposits	540,617	385,778
Interest-bearing demand and savings deposits (0.21% - 0.33%)	1,272,438	1,563,468
Total Deposits	$2,852,534	$3,153,193

NOTE 11: INCOME TAXES

Reconciliations of the Company’s effective tax rates to the statutory corporate tax rates were as follows:

	Three Months Ended September 30,
	2013	2012
	(In Thousands)
Tax at statutory rate	35.0%	35.0%
Nontaxable interest and dividends	(4.3)	(5.2)
Tax credits	(20.8)	(18.4)
State taxes	3.0	0.8
Other	(1.4)	(2.3)

	11.5%	9.9%

	Nine Months Ended September 30,
	2013	2012
	(In Thousands)
Tax at statutory rate	35.0%	35.0%
Nontaxable interest and dividends	(4.3)	(3.1)
Tax credits	(19.1)	(9.3)
State taxes	2.1	0.4
Other	(0.2)	0.1

	13.5%	22.9%

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

Recurring Measurements

		Fair value measurements using
		Quoted prices
		in active
		markets	Other	Significant
		for identical	observable	unobservable
		assets	inputs	inputs
	Fair value	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
September 30, 2013
U.S. government agencies	$17,830	$—	$17,830	$—
Mortgage-backed securities	393,893	—	393,893	—
Small Business Administration loan pools	47,128	—	47,128	—
States and political subdivisions	119,558	—	119,558	—
Equity securities	2,572	—	2,572	—
Mortgage servicing rights	236	—	—	236
Interest rate derivative asset	2,230	—	—	2,230
Interest rate derivative liability	(1,326)	—	—	(1,326)

December 31, 2012
U.S. government agencies	$30,040	$—	$30,040	$—
Collateralized mortgage obligations	4,507	—	4,507	—
Mortgage-backed securities	596,086	—	596,086	—
Small Business Administration loan pools	51,493	—	51,493	—
States and political subdivisions	122,878	—	122,878	—
Equity securities	2,006	—	2,006	—
Mortgage servicing rights	152	—	—	152
Interest rate derivative asset	2,112	—	—	2,112
Interest rate derivative liability	(2,160)	—	—	(2,160)

The following is a description of inputs and valuation methodologies used for assets recorded at fair value on a recurring basis and recognized in the accompanying statements of financial condition at September 30, 2013 and December 31, 2012, as well as the general classification of such assets pursuant to the valuation hierarchy.  There have been no significant changes in the valuation techniques during the nine-month period ended September 30, 2013.

Securities Available for Sale. Investment securities available for sale are recorded at fair value on a recurring basis. The fair values used by the Company are obtained from an independent pricing service, which represent either quoted market prices for the identical asset or fair values determined by pricing models, or other model-based valuation techniques, that consider observable market data, such as interest rate volatilities, LIBOR yield curve, credit spreads and prices from market makers and live trading systems.  Recurring Level 2 securities include U.S. government agency securities, mortgage-backed securities, collateralized mortgage obligations, Small Business Administration (SBA) loan pools, state and municipal bonds and equity securities. Inputs used for valuing Level 2 securities include observable data that may include dealer quotes, benchmark yields, market spreads, live trading levels and market consensus prepayment speeds, among other things. Additional inputs include indicative values derived from the independent pricing service’s proprietary computerized models. There were no Recurring Level 3 securities at September 30, 2013 or December 31, 2012.

Mortgage Servicing Rights. Mortgage servicing rights do not trade in an active, open market with readily observable prices.  Accordingly, fair value is estimated using discounted cash flow models.  Due to the nature of the valuation inputs, mortgage servicing rights are classified within Level 3 of the hierarchy.

Interest Rate Derivatives. Interest rate derivatives are recorded at fair value on a recurring basis. The fair values used by the Company are obtained from an independent valuation service, and are based on prevailing observable market data, such as the LIBOR swap curves and Overnight Index Swap “OIS” curves, and derived from proprietary models based on well recognized financial principles and reasonable estimates about future market conditions (which may include assumptions and estimates that are not readily observable in the marketplace).  Included in the fair values are credit valuation adjustments which represent the consideration of credit risk (credit standing) of the counterparties to the transaction and the effect of any credit enhancements related to the transaction.  Certain inputs to the credit valuation models may be based on assumptions and best estimates that are not readily observable in the marketplace.

The Company considers transfers between the levels of the hierarchy to be recognized at the end of related reporting periods.  From December 31, 2012 to September 30, 2013, no assets for which fair value is measured on a recurring basis transferred between any levels of the hierarchy.

Level 3 Reconciliation

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs.

	Mortgage Servicing Rights
	2013	2012
	(In Thousands)

Balance, July 1	$246	$194
Additions	32	71
Amortization	(42)	(86)
Balance, September 30	$236	$179

	Mortgage Servicing Rights
	2013	2012
	(In Thousands)

Balance, January 1	$152	$292
Additions	224	102
Amortization	(140)	(215)
Balance, September 30	$236	$179

	Interest Rate Swap Asset
	2013	2012
	(In Thousands)

Balance, July 1	$1,379	$1,200
Change in fair value through earnings	182	575
Balance, September 30	$1,561	$1,775

	Interest Rate Swap Asset
	2013	2012
	(In Thousands)

Balance, January 1	$2,112	$111
Change in fair value through earnings	(551)	1,664
Balance, September 30	$1,561	$1,775

	Interest Rate Cap Derivative Asset Designated as Hedging Instrument
	2013	2012
	(In Thousands)

Balance, July 1	$—	$—
Additions	738	—
Change in fair value through other
comprehensive income	(69)	—
Balance, September 30	$669	$—

	Interest Rate Cap Derivative Asset Designated as Hedging Instrument
	2013	2012
	(In Thousands)

Balance, January 1	$—	$—
Additions	738	—
Change in fair value through other
comprehensive income	(69)	—
Balance, September 30	$669	$—

	Interest Rate Swap Liability
	2013	2012
	(In Thousands)

Balance, July 1	$1,019	$1,230
Change in fair value through earnings	307	679
Balance, September 30	$1,326	$1,909

	Interest Rate Swap Liability
	2013	2012
	(In Thousands)

Balance, January 1	$2,160	$121
Change in fair value through earnings	(834)	1,788
Balance, September 30	$1,326	$1,909

Nonrecurring Measurements

The following tables present the fair value measurements of assets measured at fair value during the periods presented on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2013 and December 31, 2012:

		Fair Value Measurements Using
		Quoted prices
		in active
		markets	Other	Significant
		for identical	observable	unobservable
		assets	inputs	inputs
	Fair value	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
September 30, 2013
Impaired loans
One- to four-family residential construction	$—	$—	$—	$—
Subdivision construction	163	—	—	163
Land development	1,953	—	—	1,953
Owner occupied one- to four-family residential	342	—	—	342
Non-owner occupied one- to four-family residential	254	—	—	254
Commercial real estate	7,064	—	—	7,064
Other residential	2,113	—	—	2,113
Commercial business	61	—	—	61
Consumer auto	30	—	—	30
Consumer other	293	—	—	293
Home equity lines of credit	72	—	—	72
Total impaired loans	$12,345	$—	$—	$12,345

Foreclosed assets held for sale	$2,184	$—	$—	$2,184

December 31, 2012
Impaired loans
One- to four-family residential construction	$171	$—	$—	$171
Subdivision construction	1,482	—	—	1,482
Land development	1,463	—	—	1,463
Owner occupied one- to four-family residential	2,638	—	—	2,638
Non-owner occupied one- to four-family residential	2,392	—	—	2,392
Commercial real estate	21,764	—	—	21,764
Other residential	4,162	—	—	4,162
Commercial business	2,186	—	—	2,186
Consumer auto	51	—	—	51
Consumer other	286	—	—	286
Home equity lines of credit	44	—	—	44
Total impaired loans	$36,639	$—	$—	$36,639

Foreclosed assets held for sale	$11,360	$—	$—	$11,360

The following is a description of valuation methodologies used for assets measured at fair value on a nonrecurring basis and recognized in the accompanying statements of financial condition, as well as the general classification of such assets pursuant to the valuation hierarchy.

Loans Held for Sale.  Mortgage loans held for sale are recorded at the lower of carrying value or fair value.  The fair value of mortgage loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics.  As such, the Company classifies mortgage loans held for sale as Nonrecurring Level 2.  Write-downs to fair value typically do not occur as the Company generally enters into commitments to sell individual mortgage loans at the time the loan is originated to reduce market risk.  The Company typically does not have commercial loans held for sale.  At September 30, 2013 and December 31, 2012, the aggregate fair value of mortgage loans held for sale exceeded their cost.  Accordingly, no mortgage loans held for sale were marked down and reported at fair value.

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

The Company records impaired loans as Nonrecurring Level 3. If a loan’s fair value as estimated by the Company is less than its carrying value, the Company either records a charge-off of the portion of the loan that exceeds the fair value or establishes a reserve within the allowance for loan losses specific to the loan.  Loans for which such charge-offs or reserves were recorded during the nine months ended September 30, 2013 or the year ended December 31, 2012, are shown in the table above (net of reserves).

Foreclosed Assets Held for Sale.  Foreclosed assets held for sale are initially recorded at fair value less estimated cost to sell at the date of foreclosure.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less estimated cost to sell.  Foreclosed assets held for sale are classified as Level 3.  The foreclosed assets represented in the table above have been re-measured during the nine months ended September 30, 2013 or the year ended December 31, 2012, subsequent to their initial transfer to foreclosed assets.

The following disclosure relates to financial assets for which it is not practicable for the Company to estimate the fair value at September 30, 2013 and December 31, 2012.

FDIC Indemnification Asset: As part of the Purchase and Assumption Agreements, the Bank and the FDIC entered into loss sharing agreements. These agreements cover realized losses on loans and foreclosed real estate, subject to certain limitations which are more fully described in Note 8.

Under the TeamBank agreement, the FDIC agreed to reimburse the Bank for 80% of the first $115 million in realized losses and 95% for realized losses that exceed $115 million.  The indemnification asset was originally recorded at fair value on the acquisition date (March 20, 2009) and at September 30, 2013 and December 31, 2012, the carrying value was $2.3 million and $7.9 million, respectively.

Under the Vantus Bank agreement, the FDIC agreed to reimburse the Bank for 80% of the first $102 million in realized losses and 95% for realized losses that exceed $102 million.  The indemnification asset was originally recorded at fair value on the acquisition date (September 4, 2009) and at September 30, 2013 and December 31, 2012, the carrying value of the FDIC indemnification asset was $3.0 million and $7.3 million, respectively.

Under the Sun Security Bank agreement, the FDIC agreed to reimburse the Bank for 80% of realized losses.  The indemnification asset was originally recorded at fair value on the acquisition date (October 7, 2011) and at September 30, 2013 and December 31, 2012, the carrying value of the FDIC indemnification asset was $13.1 million and $26.8 million, respectively.

Under the InterBank agreement, the FDIC agreed to reimburse the Bank for 80% of realized losses.  The indemnification asset was originally recorded at fair value on the acquisition date (April 27, 2012) and at September 30, 2013 and December 31, 2012, the carrying value of the FDIC indemnification asset was $62.1 million and $75.3 million, respectively.

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

	September 30, 2013			December 31, 2012
	Carrying	Fair	Hierarchy	Carrying	Fair	Hierarchy
	Amount	Value	Level	Amount	Value	Level
Financial assets
Cash and cash equivalents	$339,814	$339,814	1	$404,141	$404,141	1
Held-to-maturity securities	805	915	2	920	1,084	2
Mortgage loans held for sale	10,047	10,047	2	26,829	26,829	2
Loans, net of allowance for loan losses	2,328,738	2,329,551	3	2,319,638	2,326,051	3
Accrued interest receivable	10,932	10,932	3	12,755	12,755	3
Investment in FHLB stock	9,855	9,855	3	10,095	10,095	3

Financial liabilities
Deposits	2,852,534	2,860,194	3	3,153,193	3,162,288	3
FHLB advances	127,808	132,368	3	126,730	131,280	3
Short-term borrowings	135,791	135,791	3	180,416	180,416	3
Structured repurchase agreements	50,000	53,946	3	53,039	58,901	3
Subordinated debentures	30,929	30,929	3	30,929	30,929	3
Accrued interest payable	1,121	1,121	3	1,322	1,322	3
Unrecognized financial instruments (net of
contractual value)
Commitments to originate loans	—	—	3	—	—	3
Letters of credit	82	82	3	84	84	3
Lines of credit	—	—	3	—	—	3
NOTE 13:  DERIVATIVES AND HEDGING ACTIVITIES

Risk Management Objective of Using Derivatives

The Company is exposed to certain risks arising from both its business operations and economic conditions.  The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities.  The Company manages economic risks, including interest rate, liquidity and credit risk, primarily by managing the amount, sources and duration of its assets and liabilities.  In the normal course of business, the Company may use derivative financial instruments (primarily interest rate swaps) from time to time to assist in its interest rate risk management.  The Company has interest rate derivatives that result from a service provided to certain qualifying loan customers that are not used to manage interest rate risk in the Company’s assets or liabilities and are not designated in a qualifying hedging relationship.  The Company manages a matched book with respect to its derivative instruments in order to minimize its net risk exposure resulting from such transactions.  In addition, the Company has interest rate derivatives that are designated in a qualified hedging relationship.

Nondesignated Hedges

The Company has interest rate swaps that are not designated in qualifying hedging relationships.  Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain loan customers, which the Company began offering during the fourth quarter of 2011.  The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions.  As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  As of September 30, 2013, the Company had 26 interest rate swaps totaling $112.8 million with commercial customers, and 26 interest rate swaps with the same notional amount with third parties related to this program.  As of December 31, 2012, the Company had 16 interest rate swaps totaling $81.7 million with commercial customers, and 16 interest rate swaps with the same notional amount with third parties related to this program.  During the three months ended September 30, 2013 and 2012, the

Company recognized a net loss of $125,000 and a net loss of $104,000, respectively, in noninterest income related to changes in the fair value of these swaps.  During the nine months ended September 30, 2013 and 2012, the Company recognized a net gain of $283,000 and a net loss of $104,000, respectively, in noninterest income related to changes in the fair value of these swaps.

Cash Flow Hedges

As a strategy to maintain acceptable levels of exposure to the risk of changes in future cash flows due to interest rate fluctuations, the Company entered into two interest rate cap agreements related to its floating rate debt associated with its trust preferred securities.  The agreement with a notional amount of $25 million states that the Company will pay interest on its trust preferred debt in accordance with the original debt terms at a rate of 3-month LIBOR + 1.60%.  Should interest rates rise above a certain threshold, the counterparty will reimburse the Company for interest paid such that the Company will have an effective interest rate on that portion of its trust preferred securities no higher than 2.37%.  The second agreement with a notional amount of $5 million states that the Company will pay interest on its trust preferred debt in accordance with the original debt terms at a rate of 3-month LIBOR + 1.40%.  Should interest rates rise above a certain threshold, the counterparty will reimburse the Company for interest paid such that the Company will have an effective interest rate on that portion of its trust preferred securities no higher than 2.17%.  The interest rate cap agreements were effective on August 1, 2013 and July 1, 2013, respectively, and have a term of four years.

The effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.  Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Financial Condition:

	Location in	Fair Value
	Consolidated Statements	September 30,	December 31,
	of Financial Condition	2013	2012
		(In Thousands)
Derivatives designated as
hedging instruments

Interest rate caps	Prepaid expenses and other assets	$669	$—

Total derivatives designated
as hedging instruments		$669	$—

Derivatives not designated
as hedging instruments

Asset Derivatives
Interest rate products	Prepaid expenses and other assets	$1,561	$2,112

Total derivatives not designated
as hedging instruments		$1,561	$2,112

Liability Derivatives
Interest rate products	Accrued expenses and other liabilities	$1,326	$2,160

Total derivatives not designated
as hedging instruments		$1,326	$2,160

The following tables present the effect of derivative instruments on the statements of comprehensive income for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30		Nine Months Ended September 30
Cash Flow Hedges	Amount of Gain (Loss) Recognized in OCI		Amount of Gain (Loss) Recognized in OCI
	2013	2012	2013	2012

Interest rate cap	$45	$—	$45	$—

Agreements with Derivative Counterparties

The Company has agreements with its derivative counterparties.  If the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.  If the Bank fails to maintain its status as a well capitalized institution, then the counterparty could terminate the derivative positions and the Company would be required to settle its obligations under the agreements.  Similarly, the Company could be required to settle its obligations under certain of its agreements if certain regulatory events occurred, such as the issuance of a formal directive, or if the Company’s credit rating is downgraded below a specified level.

As of September 30, 2013, the termination value of derivatives in a net liability position, which included accrued interest but excluded any adjustment for nonperformance risk, related to these agreements was $0.  The Company has minimum collateral posting thresholds with its derivative counterparties.  The Company’s activity with its derivative counterparties had previously met the level in which the minimum collateral posting thresholds take effect and the Company had posted $185,000 of collateral to satisfy the agreements at September 30, 2013.  If the Company had breached any of these provisions at September 30, 2013, it could have been required to settle its obligations under the agreements at the termination value.

NOTE 14:  CONSOLIDATION OF BANKING CENTERS

On July 12, 2013, the Company announced plans to consolidate operations of 11 banking centers into other nearby Great Southern banking center locations.  The closing of these facilities, which resulted in the transfer of deposits and other banking center operations, occurred on October 25, 2013.  The 11 banking centers which were consolidated were all in Missouri and were acquired in 2011, as part of the FDIC-assisted acquisition of the former 27-branch Sun Security Bank.

The Company expects a positive pre-tax income statement impact of approximately $1.2 million to $1.5 million on an annual basis due to the anticipated reduction in non-interest expenses.  In addition, the Company anticipates recording one-time expenses totaling approximately $300,000 to $600,000 during the fourth quarter of 2013 in connection with severance costs for affected employees and shortened useful lives of certain furniture and equipment. The affected premises, which have a total carrying value of approximately $1.5 million, will be marketed for sale.  No significant impairment of the value of these premises is expected, as they were purchased near the end of 2011 from the FDIC at fair value as determined by current appraisals at that time.

NOTE 15:  SUBSEQUENT EVENT – LOAN PURCHASE

On October 25, 2013, the Bank completed an acquisition of loans with a par value totaling $86.1 million which were being auctioned by an unrelated FDIC-insured financial institution.  The acquired loan portfolio included 119 loans with collateral securing the notes consisting primarily of multi-family real estate in Minnesota, Michigan, Wisconsin, Illinois and Indiana.  The Bank paid $87.9 million for the loans, which resulted in a 2.125% premium over the principal balances of the portfolio.

The process of bidding on the portfolio was competitive in nature with numerous institutions bidding on all or a portion of the loans.  The Bank estimates the average yield of the portfolio to be approximately 4.3% based on the weighted average maturity of the portfolio (less than four years), with an average yield potentially as high as 4.7% if loan balances are retained beyond the initial maturity dates.

As part of the due diligence process, lending personnel of the Bank re-underwrote each of the 119 loans in order to determine the credit quality of the portfolio in addition to an extensive review of the enforceability and validity of the loan and collateral documents.  Portfolio underwriting included assessments of maturities concentration, adjustable vs. fixed rate financing based on loan maturity, and geographic concentration.  Each property securing a loan in the portfolio was inspected by a senior member of the Great Southern Bank Loan Committee as part of the due diligence process completed prior to the final bid.

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

Goodwill and Intangible Assets

Goodwill and intangible assets that have indefinite useful lives are subject to an impairment test at least annually and more frequently if circumstances indicate their value may not be recoverable. Goodwill is tested for impairment using a process that estimates the fair value of each of the Company’s reporting units compared with its carrying value. The Company defines reporting units as a level below each of its operating segments for which there is discrete financial information that is regularly reviewed. As of September 30, 2013, the Company has one reporting unit to which goodwill has been allocated – the Bank.  If the fair value of a reporting unit exceeds its carrying value, then no impairment is recorded. If the carrying value amount exceeds the fair value of a reporting unit, further testing is completed comparing the implied fair value of the reporting unit’s goodwill to its carrying value to measure the amount of impairment. Intangible assets that are not amortized will be tested for impairment at least annually by comparing the fair values of those assets to their carrying values. At September 30, 2013, goodwill consisted of $379,000 at the Bank reporting unit. Other identifiable intangible assets that are subject to amortization are amortized on a straight-line basis over a period of seven years. At September 30, 2013, the amortizable intangible assets consisted of core deposit intangibles of $4.5 million.  These amortizable intangible assets are reviewed for impairment if circumstances indicate their value may not be recoverable based on a comparison of fair value.

While the Company believes no impairment existed at September 30, 2013, different conditions or assumptions used to measure fair value of reporting units, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of the Company’s impairment evaluation in the future.

Current Economic Conditions

Economic conditions in recent years have presented financial institutions with unprecedented circumstances and challenges which, in some cases, have resulted in large declines in the fair value of investments and other assets, constraints on liquidity and significant credit quality problems, including severe volatility in the valuation of real estate and other collateral supporting loans.  The Company’s financial statements are prepared using values and information currently available to the Company.

Given the potential volatility of economic conditions, the values of assets and liabilities recorded in the financial statements could change rapidly, resulting in material future adjustments in asset values, the allowance for loan losses, or capital that could negatively impact the Company’s ability to meet regulatory capital requirements and maintain sufficient liquidity.

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

Unemployment levels nationally, as well as across our market areas, have decreased.  All six states in which Great Southern Bank has offices had unemployment levels lower than the National seasonally adjusted unemployment rate of 7.3% as of August 31, 2013; e.g., Missouri at 7.1%, Kansas at 5.9%, Arkansas at 7.2%, Iowa at 4.6%, Nebraska at 3.8% and Minnesota at 4.8%.  Three of these six states had unemployment rates among the eleven lowest in the country.  The increase in unemployment in both the State of Missouri and the St. Louis market area has been attributed to slow growth in population and average wage. Of the metropolitan areas in which Great Southern Bank does business, the St. Louis market area continues to carry the highest level of unemployment at 7.9% which is an increase over the 7.0% rate reported as of December of 2012.  While showing slight increase, the unemployment rate at 6.2% for the Springfield market area was below the national and state averages as of August 31, 2013.  Metropolitan areas in Iowa and Nebraska boasted unemployment levels ranging from 4.6% - 4.9%; ranking them among the lowest unemployment levels in the nation.

After turning the corner in 2012, the U.S. housing market continued its improvement throughout the first half of 2013 with new home sales hitting a five-year high in June 2013.  Average prices for existing home sales in the Midwest, which includes our market areas, increased 5.8% in 2012 over 2011 according to the National Association of Realtors.  As of August 2013, existing home sales in the Midwest increased 3.1%; 18.9% higher than a year ago.  The median price in the Midwest was $166,100, which is 10.0 percent above August 2012.  Building permits have increased across our market areas, and foreclosure filings have decreased to their lowest level since 2007.

The performance of commercial real estate markets also improved substantially in the Company’s market areas as shown by increased real estate sales activity and financing of those activities. According to real estate services firm CoStar Group, retail, office and industrial types of commercial real estate properties continue to show improvement in occupancy, absorption and rental income both nationally and in our market areas.

Economic conditions have presented financial institutions with unprecedented challenges over the past few years and have impacted the markets in which we operate.  While the Federal Reserve has adjusted its monetary policy to accommodate for the downturn, recent indications are that the Federal Reserve may begin slowing asset purchases.  While current economic indicators for the Midwest show improvement in employment, housing starts and prices, commercial real estate occupancy, absorption and rental income, Bank management will continue to closely monitor regional, national and global economic conditions as these could have significant impacts on our market areas.

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

In the nine months ended September 30, 2013, Great Southern's total assets decreased $351.9 million, or 8.9%, from $3.96 billion at December 31, 2012, to $3.60 billion at September 30, 2013. Full details of the current period changes in total assets are provided in the “Comparison of Financial Condition at September 30, 2013 and December 31, 2012” section of this Quarterly Report on Form 10-Q.

Loans.  In the nine months ended September 30, 2013, net loans increased $9.1 million, or 0.4%, from $2.32 billion at December 31, 2012, to $2.33 billion at September 30, 2013.  Partially offsetting the increases in loans were decreases of $110.6 million in the FDIC-covered loan portfolios.  Excluding covered loans and mortgage loans held for sale, total loans increased $119.2 million, primarily due to increases in commercial real estate, commercial business and consumer loans, partially offset by a decrease in other residential loans.  As loan demand is affected by a variety of factors, including general economic conditions, and because of the competition we face and our focus on pricing discipline and credit quality, we cannot be assured that our loan growth will match or exceed the level of increases achieved in prior years.  Based upon the current lending environment and economic conditions, the Company does not expect to grow the overall loan portfolio significantly at this time.  The Company's strategy continues to be focused on maintaining credit risk and interest rate risk at appropriate levels.

While our policy allows us to lend up to 95% of the appraised value on single-family properties and up to 90% on two- to four-family residential properties, originations of loans with loan-to-value ratios at those levels are minimal.  When they are made at those levels, private mortgage insurance is typically required for loan amounts above the 80% level unless our analyses determines minimal additional risk to be involved; therefore, these loans are not considered to have more risk to us than other residential loans.  We consider these lending practices to be consistent with, or more conservative than, what we believe to be the norm for banks our size.  At September 30, 2013 and December 31, 2012, an estimated 0.4% and 0.2%, respectively, of total owner occupied one- to four-family residential loans had loan-to-value ratios above 100% at origination.  At September 30, 2013 and December 31, 2012, an estimated 0.6% and 0.8%, respectively, of total non-owner occupied one- to four-family residential loans had loan-to-value ratios above 100% at origination.

At September 30, 2013, troubled debt restructurings totaled $48.1 million, or 2.0% of total loans, up $1.3 million from $46.8 million, or 2.0% of total loans, at December 31, 2012.  This elevated level of troubled debt restructurings is primarily due to the continuing effects of the recent economic downturn and the resulting increased number of borrowers experiencing financial difficulty.  Concessions granted to borrowers experiencing financial difficulties may include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.  While the types of concessions made have not changed as a result of the economic recession, the number of concessions granted has increased as reflected in the historically high level of troubled debt restructurings.  During the three months ended September 30, 2013, one loan totaling $737,000 was restructured into multiple new loans.  During the nine months ended September 30, 2013, two loans totaling $2.6 million were each restructured into multiple new loans.  During the year ended December 31, 2012, eleven loans totaling $38.0 million were each restructured into multiple new loans.  For further information on troubled debt restructurings, see Note 7 of the Notes to Consolidated Financial Statements contained in this report.

The loss sharing agreements with the FDIC are subject to limitations on the types of losses covered and the length of time losses are covered, and are conditioned upon the Bank complying with its requirements in the agreements with the FDIC, including requirements regarding servicing and other loan administration matters.  The loss sharing agreements extend for ten years for single family real estate loans and for five years for other loans.  At September 30, 2013, approximately five and one half years remain on the loss sharing agreement for single family real estate loans acquired from TeamBank and the remaining loans have an estimated average life of two to eleven years.  At September 30, 2013, approximately six years remain on the loss sharing agreement for single family real estate loans acquired from Vantus Bank and the remaining loans have an estimated average life of two to thirteen years.   At

September 30, 2013, approximately eight years remain on the loss sharing agreement for single family real estate loans acquired from Sun Security Bank and the remaining loans have an estimated average life of four to twelve years.  At September 30, 2013, approximately eight and one half years remain on the loss sharing agreement for single family real estate loans acquired from InterBank and the remaining loans have an estimated average life of five to fourteen years.    At September 30, 2013, approximately six months remain on the loss sharing agreement for non-single family loans acquired from TeamBank and the remaining loans are have an estimated average life of one to six years.  At September 30, 2013, approximately twelve months remain on the loss sharing agreement for non-single family loans acquired from Vantus Bank and the remaining loans have an estimated average life of one to five years.  At September 30, 2013, approximately three years remain on the loss sharing agreement for non-single family loans acquired from Sun Security Bank and the remaining loans have an estimated average life of one to two years.  At September 30, 2013, approximately three and one half years remain on the loss sharing agreement for non-single family loans acquired from InterBank and the remaining loans have an estimated average life of three years.  While the expected repayments for certain of the acquired loans extend beyond the terms of the loss sharing agreements, the Bank has identified and will continue to identify problem loans and will make every effort to resolve them within the time limits of the agreements.  The Company may sell any loans remaining at the end of the loss sharing agreement subject to the approval of the FDIC.  Acquired loans are currently included in the analysis and estimation of the allowance for loan losses.  However, when the loss sharing agreements end, the allowance for loan losses related to any acquired loans retained in the portfolio may need to increase if additional weakness or losses are determined to be in the portfolio subsequent to the end of the loss sharing agreements. The loss sharing agreements and their related limitations are described in detail in Note 8 of the Notes to Consolidated Financial Statements in this report.

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

Available-for-sale Securities.  In the nine months ended September 30, 2013, Great Southern's available-for-sale securities decreased $226.0 million, or 28.0%, from $807.0 million at December 31, 2012, to $581.0 million at September 30, 2013.  The decrease was primarily due to paydowns of mortgage-backed securities, as well as calls, maturities and sales of securities.  These funds were used to cover decreases in deposits and to fund increases in loans.

Cash and Cash Equivalents.  Great Southern had cash and cash equivalents of $339.8 million at September 30, 2013, a decrease of $64.3 million, or 15.9%, from $404.1 million at December 31, 2012. The decrease in cash and cash equivalents during the period was due to a decrease in total deposits.

Deposits.  The Company attracts deposit accounts through its retail branch network, correspondent banking and corporate services areas, and brokered deposits. The Company then utilizes these deposit funds, along with Federal Home Loan Bank (FHLBank) advances and other borrowings, to meet loan demand or otherwise fund its activities. In the nine months ended September 30, 2013, total deposit balances decreased $300.7 million, or 9.5%.  Transaction accounts decreased $136.2 million, while retail certificates of deposit decreased $172.9 million.  Great Southern Bank customer deposits totaling $77.5 million and $109.1 million, at September 30, 2013 and December 31, 2012, respectively, were part of the CDARS program which allows bank customers to maintain balances in an insured manner that would otherwise exceed the FDIC deposit insurance limit. The FDIC considers these customer accounts to be brokered deposits due to the fees paid in the CDARS program.  The Company did not actively try to grow CDARS customer deposits during the current period and decreased interest rates offered on these deposits during the nine months ended September 30, 2013.

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

The negative impact of declining loan interest rates has been mitigated by the positive effects of the Company’s loans that have interest rate floors. At September 30, 2013, the Company had a portfolio (excluding loans acquired in FDIC-assisted transactions) of prime-based loans totaling approximately $530 million with rates that change immediately with changes to the prime rate of interest. Of this total, $491 million also had interest rate floors. These floors were at varying rates, with $13 million of these loans having floor rates of 7.0% or greater and another $293 million of these loans having floor rates between 5.0% and 7.0%. In addition, $185 million of these loans have floor rates between 3.25% and 5.0%.  At September 30, 2013, all of these loans were at their floor rates.  The loan yield for the total loan portfolio was approximately 187 basis points higher than the national “prime rate of interest” at September 30, 2013, partly because of these interest rate floors.  While interest rate floors have had an overall positive effect on the Company’s results during this period, they do subject the Company to the risk that borrowers will elect to refinance their loans with other lenders.  To the extent economic conditions strengthen, the likelihood that borrowers will seek to refinance their loans increases.

Non-Interest Income and Operating Expenses.  The Company's profitability is also affected by the level of its non-interest income and operating expenses. Non-interest income consists primarily of service charges and ATM fees, accretion income (net of amortization) related to the FDIC-assisted acquisitions, late charges and prepayment fees on loans, gains on sales of loans and available-for-sale investments and other general operating income.  In 2013 and 2012, increases in the cash flows expected to be collected from the FDIC-covered loan portfolios resulted in amortization (expense) recorded relating to reductions of expected reimbursements under the loss sharing agreements with the FDIC, which are recorded as indemnification assets.  Non-interest income may also be affected by the Company's interest rate hedging activities, if the Company chooses to implement hedges.  Operating expenses consist primarily of salaries and employee benefits, occupancy-related expenses, expenses related to foreclosed assets, postage, FDIC deposit insurance, advertising and public relations, telephone, professional fees, office expenses and other general operating expenses.  Details of the current period changes in non-interest income and non-interest expense are provided in the “Results of Operations and Comparison for the Three and Nine Months Ended September 30, 2013 and 2012” section of this Quarterly Report on Form 10-Q.

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

Basel III also contains provisions on liquidity include complex criteria establishing a liquidity coverage ratio (“LCR”) and net stable funding ratio (“NSFR”).  The purpose of the LCR is to ensure that a bank maintains adequate unencumbered, high quality liquid assets to meet its liquidity needs for 30 days under a severe liquidity stress scenario.  The purpose of the NSFR is to promote more medium and long-term funding of assets and activities, using a one-year horizon.  The federal banking agencies published proposed regulations on these provisions of Basel III on October 24, 2012.  As proposed, these regulations will not apply to a bank holding company that has less than $50 billion of total consolidated assets and is not internationally active.

Business Initiatives

Several initiatives are underway related to the Company’s banking center network. On October 25, 2013, 11 Missouri banking centers closed and were consolidated into other nearby Great Southern banking center locations. Consolidation of these banking centers, which included the transfer of deposits and other banking center operations, was announced in July 2013 as a result of a review of the entire banking center network. The affected banking centers were acquired in 2011, as part of the FDIC-assisted acquisition of the former 27-branch Sun Security Bank.  Six of the 11 banking centers were located in southeastern Missouri:  Annapolis, Arcadia, Centerville, Lesterville, Marquand and Piedmont. The remaining banking centers were located in central Missouri:  Fair Play, Gravois Mills, Holts Summit, Humansville and Weaubleau. Great Southern ATMs will remain operational at each of the affected banking center sites.

As noted at the time these consolidations were announced, the Company expects a positive pre-tax income statement impact of approximately $1.2 million to $1.5 million on an annual basis due to the anticipated reduction in non-interest expenses.  In addition, the Company anticipates recording one-time expenses totaling approximately $300,000 to $600,000 during the fourth quarter of 2013 in connection with severance costs for affected employees and shortened useful lives of certain furniture and equipment.  The affected premises, which have a total carrying value of approximately $1.5 million, will be marketed for sale.  No significant impairment of the value of these premises is expected, as they were purchased near the end of 2011 from the FDIC at fair value as determined by current appraisals at that time.

On October 7, 2013, a full-service banking center in a commercial district in Omaha, Neb., opened for business. In addition to the banking center, a commercial lending team is housed in this facility. The Company currently operates three banking centers in the Omaha metropolitan area – two in Bellevue and one in Fort Calhoun.

In Maple Grove, Minn., a new banking center opened on October 21, 2013, replacing a leased banking center a short distance away. The new banking center is also home to a commercial lending team led by a recently-hired 25-year Twin Cities banking veteran.  The Company operates a total of four banking centers in the Minneapolis market – one each in Edina, Lakeville, Maple Grove and Roseville.

On November 4, 2013, a new and larger banking center in Ava, Mo., opened replacing the current bank-owned property less than a mile away. The Company has served customers in Ava since 1979.

On October 25, 2013, the Bank completed an acquisition of loans with a par value totaling $86.1 million which were being auctioned by an unrelated FDIC-insured financial institution.  The acquired loan portfolio included 119 loans with collateral securing the notes consisting primarily of multi-family real estate in Minnesota, Michigan, Wisconsin, Illinois and Indiana.  The Bank paid $87.9 million for the loans, which resulted in a 2.125% premium over the principal balances of the portfolio.  See Note 15 of the Notes to Consolidated Financial Statements contained in this report for further details.

The common stock of Great Southern Bancorp, Inc., is listed on the Nasdaq Global Select Market under the symbol “GSBC”. The last reported sale price of GSBC common stock in the quarter ended September 30, 2013, was $28.23. Headquartered in Springfield, Mo., Great Southern offers a broad range of banking services to customers. The Company operates 97 banking centers and more than 200 ATMs in Missouri, Arkansas, Iowa, Kansas, Minnesota and Nebraska.

Comparison of Financial Condition at September 30, 2013 and December 31, 2012

During the nine months ended September 30, 2013, the Company’s total assets decreased by $351.9 million to $3.60 billion.  Most of the decrease was attributable to decreases in available-for-sale-securities, cash and cash equivalents, and the FDIC indemnification asset.  The Company chose to reduce certain deposit categories and utilize cash to repay these deposits.  In addition, the Company chose to sell certain investment securities due to significant liquidity.  Net loans increased $9.1 million from December 31, 2012, to $2.33 billion at September 30, 2013.  Excluding covered loans and mortgage loans held for sale, total loans increased $119.2 million from December 31, 2012, to September 30, 2013, primarily in the areas of commercial real estate loans, commercial business loans and other consumer loans, partially offset by a decrease in other residential loans.  Offsetting these increases were decreases in net loans acquired through FDIC-assisted transactions of $110.6 million, or 21.1%.  The Company's strategy continues to be focused on maintaining credit risk and interest rate risk at appropriate levels given the current credit and economic environments.

Cash and cash equivalents decreased $64.3 million as compared to December 31, 2012, resulting from decreases in deposits, primarily due to decreases in retail certificates of deposit, transaction accounts and CDARS customer deposits.

The Company's available-for-sale securities decreased $226.0 million compared to December 31, 2012.  The decrease was primarily due to paydowns on mortgage-backed securities and calls, maturities and sales of securities with proceeds used to fund new loans and pay off maturing deposits.

The FDIC indemnification asset decreased $36.7 million from December 31, 2012, due primarily to the billing and collection of realized losses from the FDIC as well as estimated improved cash flows to be collected from the loan obligors, resulting in reductions in payments expected to be received from the FDIC.  The expected cash flows are further discussed in Note 8 of the Notes to Consolidated Financial Statements.

Total liabilities decreased $357.6 million from $3.58 billion at December 31, 2012 to $3.23 billion at September 30, 2013.  The decrease was primarily attributable to decreases in deposits, securities sold under reverse repurchase agreements with customers, and current and deferred income taxes.  Total deposits decreased $300.7 million from December 31, 2012.  Transaction account balances decreased $136.2 million to $1.81 billion at September 30, 2013, up from $1.95 billion at December 31, 2012, while retail certificates of deposit decreased $172.9 million to $912.0 million at September 30, 2013, down from $1.08 billion at December 31, 2012.  Transaction accounts decreased mainly due to planned reductions in certain account types, including accounts with collateralized deposit balances.   Since the second quarter of 2010, retail certificates of deposit (excluding acquired deposits) have trended downward because of customer preference to have immediate access to funds during the current low interest rate environment, when excluding the effect of the deposits added from the 2011 and 2012 FDIC-assisted acquisitions.  In addition, at September 30, 2013 and December 31, 2012, Great Southern Bank customer deposits totaling $77.5 million and $109.1 million, respectively, were part of the CDARS program which allows bank customers to maintain balances in an insured manner that would otherwise exceed the FDIC deposit insurance limit. The FDIC counts these deposits as brokered, but these are deposit accounts that we generate with customers in our local markets. The Company did not actively try to grow CDARS customer deposits during the current period and decreased interest rates offered on these deposits during the nine months ended September 30, 2013.

Securities sold under reverse repurchase agreements with customers decreased $44.5 million from December 31, 2012, as these balances fluctuate over time.

Current and deferred income taxes decreased $19.9 million from December 31, 2012 as these balances fluctuate with changes in net income and utilization of tax credits.

Total stockholders' equity increased $5.7 million from $369.9 million at December 31, 2012 to $375.6 million at September 30, 2013.  The Company recorded net income of $25.1 million for the nine months ended September 30, 2013, and common and preferred dividends declared were $8.0 million.  Accumulated other comprehensive income decreased $12.9 million due to decreases in the fair value of available-for-sale investment securities.  The market value of these securities decreased due to increases in market rates of interest.  In addition, total stockholders’ equity increased $1.1 million due to stock option exercises.

Results of Operations and Comparison for the Three and Nine months Ended September 30, 2013 and 2012

General

Net income was $8.4 million for the three months ended September 30, 2013 compared to net income of $7.1 million for the three months ended September 30, 2012. This increase of $1.3 million, or 18.8%, was primarily due to a decrease in provision for loan losses of $5.7 million, or 68.1%, and a decrease in non-interest expense of $2.0 million, or 6.8%, partially offset by a decrease in net interest income of $4.8 million, or 11.1%, and a decrease in non-interest income of $1.2 million, or 55.4%.  Net income available to common stockholders was $8.3 million and $7.0 million for the three months ended September 30, 2013 and 2012, respectively.

Net income was $25.1 million for the nine months ended September 30, 2013 compared to net income of $36.3 million for the nine months ended September 30, 2012.  This decrease of $11.2 million, or 30.9%, was primarily due to a decrease in non-interest income of $37.8 million, or 86.0% and a decrease in net interest income of $1.4 million or 1.2%, partially offset by a decrease in provision for loan losses of $21.5 million, or 59.6%, and a decrease in provision for income taxes of $6.5 million, or 62.6%.  Net income available to common stockholders was $24.6 million and $35.8 million for the nine months ended September 30, 2013 and 2012, respectively.

Total Interest Income

Total interest income decreased $7.1 million, or 14.2%, during the three months ended September 30, 2013 compared to the three months ended September 30, 2012.  The decrease was due to a $4.5 million decrease in interest income on loans and a $2.6 million decrease in interest income on investments and other interest-earning assets.  Total interest income decreased $9.2 million, or 6.4%, during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.  The decrease was due to a $6.9 million decrease in interest income on investments and other interest-earning assets and a $2.3 million decrease in interest income on loans.  Interest income on loans decreased for the three and nine months ended September 30, 2013, from lower average interest rates due primarily to a decrease in the additional expected cash flows to be received from the FDIC-acquired loan pools and the resulting adjustment to accretable yield, both of which were previously discussed in Note 8 of the Notes to Consolidated Financial Statements.  Interest income also decreased due to lower average interest rates on loans.  Interest income from investment securities and other interest-earning assets decreased during the three and nine months ended September 30, 2013 primarily due to lower average rates of interest and lower average balances. The lower average investment yields were primarily a result of lower yields on mortgage-backed securities as interest rates reset downward.  Prepayments on the mortgages underlying these securities resulted in amortization of premiums which also reduced yields.

Interest Income – Loans

During the three months ended September 30, 2013 compared to the three months ended September 30, 2012, interest income on loans decreased due to lower average interest rates, partially offset by higher average balances.

Interest income decreased $5.0 million as a result of lower average interest rates on loans.  The average yield on loans decreased from 7.57% during the three months ended September 30, 2012, to 6.70% during the three months ended September 30, 2013.  This decrease was due to lower overall loan rates, and a lower amount of accretion income in the current year period compared to the prior year period resulting from the increases in expected cash flows to be received from the FDIC-acquired loan pools as previously discussed in Note 8 of the Notes to Consolidated Financial Statements.  On an on-going basis the Company estimates the cash flows expected to be collected from the acquired loan pools. This cash flows estimate has increased, based on the payment histories and reduced loss expectations of the loan pools, resulting in a total of $155.5 million of adjustments to be spread on a level-yield basis over the remaining expected lives of the loan pools. The increases in expected cash flows also reduced the amount of expected reimbursements under the loss sharing agreements with the FDIC, which are recorded as indemnification assets. Therefore, the expected indemnification assets have also been reduced, resulting in a total of $131.1 million of adjustments to be amortized on a comparable basis over the remainder of the loss sharing agreements or the remaining expected life of the loan pools, whichever is shorter.  For the three months ended September 30, 2013 and 2012, the adjustments increased interest income by $8.4 million and $10.0 million, respectively, and decreased non-interest income by $7.1 million and $8.2 million, respectively.  The net impact to pre-tax income was $1.3 million and $1.8 million, respectively, for the three months ended September 30, 2013 and 2012.  As of September 30, 2013, the remaining accretable yield adjustment that will affect interest income is $25.0 million and the remaining adjustment to the indemnification assets, including the effects of the clawback liability related to InterBank, that will affect non-interest income (expense) is $(20.7) million.  Of the remaining adjustments, we expect to recognize $5.7 million of interest income and $(5.0) million of non-interest income (expense) in the remainder of 2013.  Additional adjustments may be recorded in future periods from the FDIC-assisted transactions, as the Company continues to estimate expected cash flows from the acquired loan pools.  Apart from the yield accretion, the average yield on loans was 5.30% for the three months ended September 30, 2013, down from 5.88% for the three months ended September 30, 2012, as a result of normal amortization of higher-rate loans and new loans that were made at current lower market rates.

Interest income increased $514,000 as the result of higher average loan balances, which increased from $2.35 billion during the three months ended September 30, 2012, to $2.37 billion during the three months ended September 30, 2013.  The higher average balances were primarily due to increases in commercial real estate loans, commercial business loans, and other consumer loans, partially offset by decreases in other residential loans.

During the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, interest income on loans decreased due to lower average interest rates, partially offset by higher average balances.  Interest income decreased $6.8 million as a result of lower average interest rates on loans.  The average yield on loans decreased from 7.22% during the nine months ended September 30, 2012, to 6.84% during the nine months ended September 30, 2013.  This decrease was due to a reduction in overall loan rates, partially offset by an increase in additional yield accretion recognized in conjunction with the fair value of the loan pools acquired in the FDIC-assisted transactions as discussed above for the nine months ended September 30, 2013 and as previously discussed in Note 8 of the Notes to Consolidated Financial Statements.  The adjustments increased interest income by $26.5 million and decreased non-interest income by $22.0 million during the nine months ended September 30, 2013, for a net impact of $4.5 million to pre-tax income.  Apart from the yield accretion, the average yield on loans was 5.36% for the nine months ended September 30, 2013, down from 5.82% for the nine months ended September 30, 2012 for the reasons discussed above.

Partially offsetting the decrease in interest income described above, interest income increased $4.4 million as the result of higher average loan balances, which increased from $2.30 billion during the nine months ended September 30, 2012, to $2.39 billion during the nine months ended September 30, 2013.  The higher average balances were primarily due to the loans acquired in the InterBank FDIC-assisted transaction, which occurred during the second quarter of 2012.

Interest Income – Investments and Other Interest-earning Assets

Interest income on investments and other interest-earning assets decreased in the three months ended September 30, 2013 compared to the three months ended September 30, 2012.  Interest income decreased $1.7 million due to a decrease in average interest rates from 1.73% during the three months ended September 30, 2012, to 1.27% during the three months ended September 30, 2013.  Interest income decreased $948,000 as a result of a decrease in average balances from $1.27 billion during the three months ended September 30, 2012, to $914.7 million during the three months ended September 30, 2013.  Average balances of securities decreased due primarily to the normal monthly payments received on the portfolio of mortgage-backed securities and the sale of securities during 2013, with proceeds being used to fund new loan originations and deposit outflows, while average interest-earning deposits decreased due to decreases in the Bank’s customer deposits
.
Interest income on investments and other interest-earning assets decreased in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. Interest income decreased $4.8 million as a result of a decrease in average interest rates from 1.90% during the nine months ended September 30, 2012, to 1.44% during the nine months ended September 30, 2013.  Interest income decreased $2.0 million as a result of a decrease in average balances from $1.30 billion during the nine months ended September 30, 2012, to $1.08 billion during the nine months ended September 30, 2013.  The reasons for these changes in the comparable nine-month periods are the same as those described previously for the comparable three-month periods.

The Company’s interest-earning deposits and non-interest-earning cash equivalents currently earn very low or no yield and therefore negatively impact the Company’s net interest margin. At September 30, 2013, the Company had cash and cash equivalents of $339.8 million compared to $404.1 million at December 31, 2012.  See "Net Interest Income" for additional information on the impact of this interest activity.

Total Interest Expense

Total interest expense decreased $2.3 million, or 34.0%, during the three months ended September 30, 2013, when compared with the three months ended September 30, 2012, due to a decrease in interest expense on deposits of $2.3 million, or 44.6%, a decrease in interest expense on short-term and structured repo borrowings of $47,000, or 7.4%, a decrease in interest expense on FHLBank advances of $18,000, or 1.8%, and a decrease in interest expense on subordinated debentures issued to capital trusts of $14,000, or 9.0%.

Total interest expense decreased $7.8 million, or 34.6%, during the nine months ended September 30, 2013, when compared with the nine months ended September 30, 2012, primarily due to a decrease in interest expense on deposits of $7.1 million, or 42.3%, a decrease in interest expense on FHLBank advances of $462,000, or 13.5%, a decrease in interest expense on short-term and structured repo borrowings of $235,000, or 11.8%, and a decrease in interest expense on subordinated debentures issued to capital trusts of $47,000, or 10.0%.

Interest Expense – Deposits

Interest expense on demand deposits decreased $810,000 due to a decrease in average rates from 0.45% during the three months ended September 30, 2012, to 0.21% during the three months ended September 30, 2013. The average interest rates decreased due to lower overall market rates of interest since September 30, 2012 and because the Company continued to pay lower rates in line with the market during the three months ended September 30, 2013 when compared to the same period in 2012.  Market rates of interest on checking and money market accounts have decreased since late 2007 when the FRB began reducing short-term interest rates.  Interest expense on demand deposits decreased $205,000 due to a decrease in average balances from $1.54 billion during the three months ended September 30, 2012, to $1.34 billion during the three months ended September 30, 2013. The decrease in average balances of demand deposits was primarily a result of decreases in NOW accounts and money market accounts, including accounts with collateralized deposit balances.

Interest expense on demand deposits decreased $3.3 million due to a decrease in average rates from 0.54% during the nine months ended September 30, 2012, to 0.25% during the nine months ended September 30, 2013. Interest expense on demand deposits increased $353,000 due to an increase in average balances from $1.43 billion during the nine months ended September 30, 2012, to $1.52 billion during the nine months ended September 30, 2013.  The reasons for the decrease in interest rates in the comparable nine-month periods are the same as those described previously for the comparable three-month periods.  The increase in average balances of demand deposits was primarily a result of the InterBank acquisition in April of 2012, and customer preference to transition from time deposits to demand deposits.

Interest expense on time deposits decreased $782,000 due to a decrease in average balances of time deposits from $1.39 billion during the three months ended September 30, 2012, to $1.03 billion during the three months ended September 30, 2013.  The decrease in time deposit balances was primarily due to some customers choosing not to renew their deposits with us upon maturity.  Also contributing to the decrease was the decrease in CDARS deposits of $31.6 million compared to September 30, 2012.  Interest expense on time deposits decreased $473,000 as a result of a decrease in average rates of interest from 0.96% during the three months ended September 30, 2012, to 0.81% during the three months ended September 30, 2013 due to a reduction in market rates of interest.  A large portion of the Company’s certificate of deposit portfolio matures within one to two years and therefore reprices fairly quickly; this is consistent with the portfolio over the past several years.

Interest expense on time deposits decreased $2.1 million due to a decrease in average rates from 1.04% during the nine months ended September 30, 2012, to 0.82% during the nine months ended September 30, 2013. Interest expense on time deposits decreased $2.1 million due to a decrease in average balances from $1.39 billion during the nine months ended September 30, 2012, to $1.10 billion during the nine months ended September 30, 2013.  The reasons for these changes in the comparable nine-month periods are the same as those described previously for the comparable three-month periods, and due to customer preference to transition from time deposits to demand deposits.

Interest Expense – FHLBank Advances, Short-term Borrowings and Structured Repo Borrowings and Subordinated Debentures Issued to Capital Trusts

During the three months ended September 30, 2013 compared to the three months ended September 30, 2012, interest expense on FHLBank advances decreased due to lower average balances and lower average rates.  Interest expense on

FHLBank advances decreased due to a decrease in interest expense on FHLBank advances of $16,000 due to a decrease in average interest rates from 3.14% in the three months ended September 30, 2012, to 3.08% in the three months ended September 30, 2013.  Advances in the 2012 period included some short-term advances which carried very low rates of interest.  Most of the remaining advances are fixed-rate and are subject to penalty if paid off prior to maturity.  Interest expense on FHLBank advances decreased $2,000 due to a decrease in average balances from $129.8 million during the three months ended September 30, 2012, to $129.5 million during the three months ended September 30, 2013.

During the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, interest expense on FHLBank advances decreased due to lower average balances, partially offset by higher average rates.  Interest expense on FHLBank advances decreased $561,000 due to a decrease in average balances from $152 million during the nine months ended September 30, 2012, to $128 million during the nine months ended September 30, 2013.  This decrease was primarily due to repayments of maturing advances.  Interest expense on FHLBank advances increased $99,000 due to an increase in average interest rates from 3.02% in the nine months ended September 30, 2012, to 3.11% in the nine months ended September 30, 2013.  Most of the remaining advances are fixed-rate and are subject to penalty if paid off prior to maturity.

Interest expense on short-term and structured repo borrowings decreased $84,000 due to a decrease in average balances from $253 million during the three months ended September 30, 2012, to $221 million during the three months ended September 30, 2013.  Interest expense on short-term and structured repo borrowings increased $37,000 due to an increase in average rates on short-term borrowings from 1.00% in the three months ended September 30, 2012, to 1.06% in the three months ended September 30, 2013.  The decrease in balances of short-term borrowings in the three month period was primarily due to increases in average securities sold under repurchase agreements with the Company’s deposit customers, which tend to fluctuate.  The reduced balance of these lower-rate borrowings led to the increase in average interest rates.

Interest expense on short-term and structured repo borrowings decreased $145,000 due to a decrease in average balances from $265 million during the nine months ended September 30, 2012, to $245 million during the nine months ended September 30, 2013.  Interest expense on short-term and structured repo borrowings decreased $90,000 due to a decrease in average rates on short-term borrowings from 1.00% in the nine months ended September 30, 2012, to 0.96% in the nine months ended September 30, 2013.  The decrease in balances of short-term borrowings in the nine month period was primarily due to decreases in average securities sold under repurchase agreements with the Company’s deposit customers, which tend to fluctuate.

Interest expense on subordinated debentures issued to capital trusts decreased $14,000 due to a decrease in average rates from 1.98% in the three months ended September 30, 2012, to 1.81% in the three months ended September 30, 2013.  Interest expense on subordinated debentures issued to capital trusts decreased $47,000 due to a decrease in average rates from 2.02% in the nine months ended September 30, 2012, to 1.82% in the nine months ended September 30, 2013.  These are variable-rate debentures which bear interest at an average rate of three-month LIBOR plus 1.57%, adjusting quarterly.

Net Interest Income

Net interest income for the three months ended September 30, 2013 decreased $4.8 million to $38.5 million compared to $43.3 million for the three months ended September 30, 2012. Net interest margin was 4.64% in the three months ended September 30, 2013, compared to 4.75% in the three months ended September 30, 2012, a decrease of 11 basis points, or 2.3%.  In both three-month periods, the Company’s margin was positively impacted primarily by the increases in expected cash flows to be received from the FDIC-acquired loan pools and the resulting increase to accretable yield which were previously discussed in Note 8 of the Notes to Consolidated Financial Statements. The positive impact of these changes on the three months ended September 30, 2013 and 2012 were increases in interest income of $8.4 million and $10.0 million, respectively, and increases in net interest margin of 101 basis points and 109 basis points, respectively.  Excluding the positive impact of the additional yield accretion, net interest margin decreased three basis points when compared to the year-ago quarter, and increased twelve basis points when compared to the second quarter of 2013.   During 2012 and 2013, higher-rate brokered deposits decreased and retail time deposits renewed at lower rates of interest.  The Company has also experienced decreases in yields on loans and investments, excluding the yield accretion income discussed above, when compared to the year-ago quarter.  Existing loans continue to repay, and in many cases new loans are originated at rates which are lower than the rates on those repaying loans and may be lower than existing average portfolio rates.  In addition, premium amortization on the Company’s mortgage-backed securities investments has been higher in 2013 compared to 2012.

The Company's overall average interest rate spread decreased 16 basis points, or 3.4%, from 4.69% during the three months ended September 30, 2012, to 4.53% during the three months ended September 30, 2013. The gross change was due to a 32 basis point decrease in the weighted average yield on interest-earning assets and a 16 basis point decrease in the weighted average rate paid on interest-bearing liabilities. In comparing the two periods, the yield on loans decreased 87 basis points while the yield on investment securities and other interest-earning assets decreased 46 basis points. The rate paid on deposits decreased 22 basis points, the rate paid on subordinated debentures issued to capital trusts decreased 17 basis points, the rate paid on FHLBank advances decreased six basis points, and the rate paid on short-term borrowings increased six basis points.

Net interest income for the nine months ended September 30, 2013 decreased $1.4 million to $119.1 million compared to $120.5 million for the nine months ended September 30, 2012.  Net interest margin was 4.60% in the nine months ended September 30, 2013, compared to 4.47% in the nine months ended September 30, 2012, an increase of 13 basis points, or 2.9%.  In both nine-month periods, the Company’s margin was positively impacted by the increases in expected cash flows to be received from the FDIC-acquired loan pools and the resulting increase to accretable yield which were previously discussed in Note 8 of the Notes to Consolidated Financial Statements. The positive impact of these changes on the nine months ended September 30, 2013 and 2012 were increases in interest income of $26.5 million and $24.1 million, respectively, and increases in net interest margin of 103 basis points and 90 basis points, respectively.  Excluding the positive impact of the additional yield accretion, net interest margin decreased one basis point when compared to the year-ago period.

The Company's overall interest rate spread increased 12 basis points, or 2.7%, from 4.39% during the nine months ended September 30, 2012, to 4.51% during the nine months ended September 30, 2013. The gross change was due to a 15 basis point decrease in the weighted average rate paid on interest-earning assets, and a 27 basis point decrease in the weighted average yield on interest-bearing liabilities.  In comparing the two periods, the yield on loans decreased 38 basis points while the yield on investment securities and other interest-earning assets decreased 46 basis points. The rate paid on deposits decreased 30 basis points, the rate paid on subordinated debentures issued to capital trusts decreased 20 basis points, the rate paid on short-term borrowings decreased four basis points and the rate paid on FHLBank advances increased nine basis points.

For additional information on net interest income components, refer to the "Average Balances, Interest Rates and Yields" table in this Quarterly Report on Form 10-Q.

Provision for Loan Losses and Allowance for Loan Losses

Management records a provision for loan losses in an amount it believes sufficient to result in an allowance for loan losses that will cover current net charge-offs as well as risks believed to be inherent in the loan portfolio of the Bank. The amount of provision charged against current income is based on several factors, including, but not limited to, past loss experience, current portfolio mix, actual and potential losses identified in the loan portfolio, economic conditions, and internal as well as external reviews.  Based on the Company’s current assessment of these factors and their expected impact on the loan portfolio, management believes that provision expenses and net charge-offs for 2013 will likely continue to be less than those for 2012.  As noted previously, however, the levels of non-performing assets, potential problem loans, loan loss provisions and net charge-offs fluctuate from period to period and are difficult to predict.

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

The provision for loan losses for the three months ended September 30, 2013, decreased $5.7 million to $2.7 million when compared with the three months ended September 30, 2012.  The provision for loan losses for the nine months ended September 30, 2013, decreased $21.5 million to $14.6 million when compared with the nine months ended September 30, 2012.  At September 30, 2013, the allowance for loan losses was $39.5 million, a decrease of $1.2 million from December 31, 2012.  Total net charge-offs were $3.4 million and $8.8 million for the three months ended September 30, 2013 and 2012, respectively.  Total net charge-offs were $15.8 million and $37.0 million for the nine months ended September 30, 2013 and 2012, respectively.  Three relationships made up $3.0 million of the net charge-off total for the three months ended September 30, 2013. General market conditions, and more specifically, real estate absorption rates and unique circumstances related to individual borrowers and projects also contributed to the level of provisions and charge-offs.  As properties were categorized as potential problem loans, non-performing loans or foreclosed assets, evaluations were made of the values of these assets with corresponding charge-offs as appropriate.

Loans acquired in the 2009, 2011 and 2012 FDIC-assisted transactions are covered by loss sharing agreements between the FDIC and Great Southern Bank which afford Great Southern Bank at least 80% protection from losses in the acquired portfolio of loans.  The FDIC loss sharing agreements are subject to limitations on the types of losses covered and the length of time losses are covered and are conditioned upon the Bank complying with its requirements in the agreements with the FDIC.  These limitations are described in detail in Note 8 of the Notes to Consolidated Financial Statements. The acquired loans were grouped into pools based on common characteristics and were recorded at their estimated fair values, which incorporated estimated credit losses at the acquisition dates.  These loan pools are systematically reviewed by the Company to determine the risk of losses that may exceed those identified at the time of the acquisition.  Techniques used in determining risk of loss are similar to those used to determine the risk of loss for the legacy Great Southern Bank portfolio, with most focus being placed on those loan pools which include the larger loan relationships and those loan pools which exhibit higher risk characteristics. Review of the acquired loan portfolio also includes meetings with customers, review of financial information and collateral valuations to determine if any additional losses are apparent.  Included in the net charge-off total for the nine months ended September 30, 2013, were charge-offs of $2.2 million and net recoveries of $1.1 million related to loans covered by the loss sharing agreements with the FDIC.  In the three months ended March 31, 2013, the Bank recorded $2.2 million in net charge-offs (with a corresponding provision for loan losses) related to the covered loans.  Under these agreements, the FDIC will reimburse the Bank for 80% of the losses, so the Bank expected reimbursement of $1.8 million of this charge-off and recorded income of this amount in the three months ended March 31, 2013.  During the three months ended June 30, 2013, these covered loans were resolved more favorably than originally anticipated, with the Bank experiencing a recovery of $1.1 million of the previously recorded charge-off.  The Bank expected to reimburse the FDIC $0.9 million of this recovery and recorded expense of this amount in the three months ended June 30, 2013.

The Bank's allowance for loan losses as a percentage of total loans, excluding loans covered by the FDIC loss sharing agreements, was 2.01%, 2.21% and 2.22% at September 30, 2013, December 31, 2012, and September 30, 2012, respectively.  Management considers the allowance for loan losses adequate to cover losses inherent in the Company's loan portfolio at September 30, 2013, based on recent reviews of the Company's loan portfolio and current economic conditions.  If economic conditions were to deteriorate or management’s assessment of the loan portfolio were to change, it is possible that additional loan loss provisions would be required, thereby adversely affecting future results of operations and financial condition.

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

As a result of changes in balances and composition of the loan portfolio, changes in economic and market conditions that occur from time to time, and other factors specific to a borrower's circumstances, the level of non-performing assets will fluctuate.  Non-performing assets, excluding FDIC-covered non-performing assets, at September 30, 2013, were $63.2 million, a decrease of $9.4 million from $72.6 million at December 31, 2012. Non-performing assets, excluding FDIC-covered assets, as a percentage of total assets were 1.75% at September 30, 2013, compared to 1.84% at December 31, 2012.

Compared to December 31, 2012, non-performing loans decreased $1.1 million to $21.4 million and foreclosed assets decreased $8.3 million to $41.8 million.  Commercial real estate loans comprised $9.8 million, or 45.7%, of the total $21.4 million of non-performing loans at September 30, 2013, an increase of $1.4 million from December 31, 2012.  Non-performing other commercial business loans decreased $2.9 million in the nine months ended September 30, 2013, and were $4.9 million, or 22.8%, of the total non-performing loans at September 30, 2013.  Non-performing one-to four-family residential loans comprised $4.1 million, or 19.0%, of the total non-performing loans at September 30, 2013, an increase of $568,000 from December 31, 2012.  Non-performing land development and construction loans decreased $393,000 in the nine months ended September 30, 2013, and were $1.1 million, or 5.3%, of the total non-performing loans at September 30, 2013.

Non-performing Loans.  Activity in the non-performing loans category during the nine months ended September 30, 2013 was as follows:

	Beginning Balance, January 1	Additions to Non- Performing	Removed from Non- Performing	Transfers to Potential Problem Loans	Transfers to Foreclosed Assets	Charge-Offs	Payments	Ending Balance, September 30
	(In Thousands)
One- to four-family construction	$—	$—	$—	$—	$—	$—	$—	$—
Subdivision construction	2	1,293	—	(2)	(281)	(133)	—	879
Land development	2,471	416	—	—	(2,231)	(276)	(120)	260
Commercial construction	—	—	—	—	—	—	—	—
One- to four-family residential	4,581	3,455	—	(705)	(1,357)	(1,071)	(845)	4,058
Other residential	—	4,535	—	—	—	(505)	(3,317)	713
Commercial real estate	8,324	9,539	—	(92)	(2,989)	(3,341)	(1,676)	9,765
Commercial business	6,248	4,873	—	—	(126)	(2,764)	(3,353)	4,878
Consumer	852	907	(399)	(35)	(43)	(50)	(397)	835

Total	$22,478	$25,018	$(399)	$(834)	$(7,027)	$(8,140)	$(9,708)	$21,388

At September 30, 2013, the non-performing commercial real estate category included eight loans, one of which was added during the quarter and totaled $1.1 million.  It is collateralized by a shopping center and other real estate. The largest relationship in this category, which was added in previous quarters, is comprised of three loans totaling $6.1 million, or 62.7%, of the total category, and is collateralized by three hotel buildings.  The non-performing other commercial category included nine loans, four of which are related and were added during the quarter.  This is the largest relationship in this category, totaling $2.7 million, or 55.5% of the total category, and is collateralized by inventory and assets of a business.  The non-performing one- to four-family residential category included 55 loans, 22 of which were added during the quarter.

Potential Problem Loans.  Compared to December 31, 2012, potential problem loans decreased $14.8 million, or 29.9%. This decrease was due to $11.1 million in loans transferred to the non-performing category, $6.2 million in loans removed from potential problem loans due to improvements in the credits, $6.1 million in charge-offs, $6.0 million in loans transferred to foreclosed assets, and $3.1 million in payments on potential problem loans, partially offset by the addition of $17.7 million of loans to potential problem loans.  Potential problem loans are loans which management has identified through routine internal review procedures as having possible credit problems that may cause the borrowers difficulty in complying with the current repayment terms.  These loans are not reflected in non-performing assets, but are considered in determining the adequacy of the allowance for loan losses.  Activity in the potential problem loans category during the nine months ended September 30, 2013, was as follows:

	Beginning Balance, January 1	Additions to Potential Problem	Removed from Potential Problem	Transfers to Non- Performing	Transfers to Foreclosed Assets	Charge-Offs	Payments	Ending Balance, September 30
	(In Thousands)
One- to four-family construction	$—	$—	$—	$—	$—	$—	$—	$—
Subdivision construction	1,652	1,858	(76)	(724)	(36)	(149)	(210)	2,315
Land development	9,458	5,025	—	(158)	(645)	—	(43)	13,637
Commercial construction	—	—	—	—	—	—	—	—
One- to four-family residential	5,386	837	(1,104)	(465)	(754)	(965)	(978)	1,957
Other residential	8,487	851	(4,414)	(713)	—	(2,181)	(571)	1,459
Commercial real estate	21,913	5,696	(513)	(7,020)	(4,605)	(2,352)	(1,188)	11,931
Commercial business	2,398	3,253	—	(2,027)	—	(431)	(7)	3,186
Consumer	129	218	(77)	(5)	—	—	(125)	140

Total	$49,423	$17,738	$(6,184)	$(11,112)	$(6,040)	$(6,078)	$(3,122)	$34,625

At September 30, 2013, the land development category included six loans, all of which were added during previous quarters.  The largest relationship in this category totaled $6.0 million, or 43.8% of the total category, and was collateralized by property located in the Branson, Mo. area.  The second largest relationship in this category totaled $5.0 million, or 36.7% of the total category, and was collateralized by property in the Lake of the Ozarks, Mo. area.  The commercial real estate category of potential problem loans included 12 loans, six of which were added during the current quarter, totaling $1.2 million.  The largest relationship in this category, which was added during a previous quarter, had a balance of $5.0 million, or 41.7% of the total category.  The relationship was collateralized by properties located near Branson, Mo.  The other commercial category of potential problem loans included five loans, one of which was added in the current quarter.  The largest relationship in this category, which was added during the current quarter, had a balance of $2.4 million, or 75.3% of the total category, and was collateralized by assignments of interests in real estate partnerships.  The one- to four-family residential category of potential problem loans included 18 loans, one of which was added during the current quarter.  The subdivision construction category of potential problem loans included six loans, three of which were added during the current quarter.  The largest relationship in this category, which was added during the current quarter, had a balance of $1.8 million, or 78.4% of the total category, and was collateralized by properties in the Branson, Mo. area.  The other residential category of potential problem loans included one loan which was added in a previous quarter, and was collateralized by properties located in the Branson, Mo. area.

Foreclosed Assets.  Of the total $55.6 million of foreclosed assets at September 30, 2013, $13.8 million represents the fair value of foreclosed assets acquired in the FDIC-assisted transactions.  These acquired foreclosed assets are subject to loss sharing agreements with the FDIC and, therefore, are not included in the following table and discussion of foreclosed assets.  Foreclosed assets have increased since the economic recession began in 2008.  During the nine months ended September 30, 2013, economic growth was slow and the market for land development properties did not experience a recovery.  Because of this, we experienced continued higher levels of additions to foreclosed assets during the nine months ended September 30, 2013.  Because sales of foreclosed properties exceeded additions, total foreclosed assets decreased.  Activity in foreclosed assets during the nine months ended September 30, 2013 was as follows:

	Beginning Balance, January 1	Additions	ORE Sales	Capitalized Costs	ORE Write- Downs	Ending Balance, September 30
	(In Thousands)
One- to four-family construction	$627	$—	$(627)	$—	$—	$—
Subdivision construction	17,147	332	(4,240)	45	(192)	13,092
Land development	14,058	2,912	(1,672)	45	(50)	15,293
Commercial construction	6,511	113	(4,167)	—	(212)	2,245
One- to four-family residential	1,200	2,224	(2,312)	—	(42)	1,070
Other residential	7,232	—	(1,600)	204	(204)	5,632
Commercial real estate	2,738	7,595	(7,014)	—	(80)	3,239
Commercial business	160	—	(62)	—	—	98
Consumer	471	2,634	(1,973)	—	—	1,132

Total	$50,144	$15,810	$(23,667)	$294	$(780)	$41,801

At September 30, 2013, the land development category of foreclosed assets included 27 properties, the largest of which was located in northwest Arkansas and had a balance of $2.3 million, or 15.0% of the total category.  Of the total dollar amount in the land development category of foreclosed assets, 48.4% and 35.0% was located in northwest Arkansas and in the Branson, Mo. area, respectively, including the largest property previously mentioned.  The subdivision construction category of foreclosed assets included 37 properties, the largest of which was located in the St. Louis, Mo. metropolitan area and had a balance of $3.4 million, or 25.6% of the total category.  Of the total dollar amount in the subdivision construction category of foreclosed assets, 15.3% and 14.6% is located in Branson, Mo. and Springfield, Mo., respectively. The other residential category of foreclosed assets included 17 properties, 15 of which were all part of the same condominium community, which was located in Branson, Mo. and had a balance of $2.5 million, or 44.1% of the total category.  Of the total dollar amount in the other residential category of foreclosed assets, 93.8% was located in the Branson, Mo. area, including the largest properties previously mentioned.

Non-interest Income

For the three months ended September 30, 2013, non-interest income decreased $1.2 million to $929,000 when compared to the three months ended September 30, 2012, primarily as a result of the following items:

Amortization of income related to business acquisitions:  There was a larger decrease to non-interest income from amortization related to business acquisitions compared to the prior year period.  The net amortization, an amount which reduces non-interest income, increased $380,000 from the prior year period.  As described above in the net interest income section, due to the increase in cash flows expected to be collected from the TeamBank, Vantus Bank, Sun Security Bank and InterBank FDIC-covered loan portfolios, $7.1 million of amortization (decrease in non-interest income) was recorded in the three months ended September 30, 2013.  This amortization (decrease in non-interest income) amount was down $1.1 million from the $8.2 million that was recorded in the three months ended September 30, 2012, relating to reductions of expected reimbursements under the loss sharing agreements with the FDIC.  Offsetting this, the Bank had additional income from the accretion of the discount on the indemnification assets related to the FDIC-assisted acquisitions.  Income from the accretion of the discount related to all of the acquisitions was $940,000 for the three months ended September 30, 2013, compared to $2.2 million for the three months ended September 30, 2012.

Net realized gains on sales of available-for-sale securities:  Net realized gains on sales of available-for-sale securities decreased $397,000 for the three months ended September 30, 2013, when compared to the three months ended September 30, 2012.  Due to generally low yields and a reduction in pledging needs, the Company sold $104 million of mortgage-backed securities in the 2013 period at a small net gain.

Gains on sales of single-family loans: Gains on sales of single-family loans decreased $225,000 compared to the prior year period.  This was due to a decrease in originations of fixed-rate loans, which were then sold in the secondary market, due to higher fixed rates on these loans in the 2013 period.

For the nine months ended September 30, 2013, non-interest income decreased $37.8 million to $6.2 million when compared to the nine months ended September 30, 2012, primarily as a result of the following items:

InterBank FDIC-assisted acquisition:  During the nine months ended September 30, 2012, the Bank recognized a one-time gain on the FDIC-assisted acquisition of InterBank of $31.3 million (pre-tax).

Amortization of income related to business acquisitions:  There was a larger decrease to non-interest income from amortization related to business acquisitions compared to the prior year period.  The net amortization, an amount which reduces non-interest income, increased $5.8 million from the prior year period.  As described above in the net interest income section, due to the increase in cash flows expected to be collected from the TeamBank, Vantus Bank, Sun Security Bank and InterBank FDIC-covered loan portfolios, $22.0 million of amortization (decrease in non-interest income) was recorded in the nine months ended September 30, 2013.  This amortization (decrease in non-interest income) amount was up $2.7 million from the $19.3 million that was recorded in the nine months ended September 30, 2012, relating to reductions of expected reimbursements under the loss sharing agreements with the FDIC.  Offsetting this, the Bank had additional income from the accretion of the discount on the indemnification assets related to the FDIC-assisted acquisitions.  Income from the accretion of the discount related to all of the acquisitions was $4.6 million for the nine months ended September 30, 2013, compared to $6.8 million for the nine months ended September 30, 2012.

Net realized gains on sales of available-for-sale securities:  Net realized gains on sales of available-for-sale securities decreased $1.5 million for the nine months ended September 30, 2013, when compared to the nine months ended September 30, 2012.  The Company realized significant gains on the sale of certain mortgage-backed and municipal securities in the 2012 period.

Service charges and ATM fees:  Service charges and ATM fees decreased $472,000 in the nine months ended September 30, 2013, when compared to the nine months ended September 30, 2012, primarily due to a decrease in overdraft charges in the current period compared to the prior period.

Partially offsetting the decrease in non-interest income was an increase in the following items:

Gains on sales of single-family loans: Gains on sales of single-family loans increased $586,000 for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.  This was due to an increase in originations of fixed-rate loans due to lower fixed rates in the first six months of the nine-month period.  These loans were then sold in the secondary market.

Change in interest rate swap fair value:  The Company recorded income during the 2013 nine month period due to the increase in the interest rate swap fair value related to its matched book interest rate derivatives program of $283,000.  This compares to expense of $124,000 recorded during the nine months ended September 30, 2012.

Non-interest Expense

For the three months ended September 30, 2013, non-interest expense decreased $2.0 million to $27.2 million, when compared to the three months ended September 30, 2012.  The decrease was primarily due to the following items:

Foreclosure-related expenses:  Expenses on foreclosed assets decreased $1.5 million for the three months ended September 30, 2013, when compared to the three months ended September 30, 2012, due primarily to large write-downs of carrying values of foreclosed assets and losses on sales of assets in the 2012 period.

Net occupancy expense:  Net occupancy expense decreased $340,000 for the three months ended September 30, 2013, when compared to the three months ended September 30, 2012, primarily due to one-time expenses related to the InterBank transaction in the 2012 period.

For the nine months ended September 30, 2013, non-interest expense decreased $556,000 to $81.7 million, when compared to the nine months ended September 30, 2012.  The increase was primarily due to the following items:

Other operating expense:  Other operating expense decreased $1.0 million for the nine months ended September 30, 2013, when compared to the nine months ended September 30, 2012, due primarily to InterBank one-time acquisition-related expenses incurred in the 2012 period.

Foreclosure-related expenses:  Expenses on foreclosed assets decreased $725,000 for the nine months ended September 30, 2013, when compared to the nine months ended September 30, 2012, due primarily to large write-downs of carrying values of foreclosed assets and losses on sales of assets in the 2012 period.

Legal, audit and other professional fees:  Legal, audit and other professional fees decreased $430,000 compared to the nine months ended September 30, 2012, primarily due to the FDIC-assisted acquisition of InterBank, which created $442,000 of non-recurring legal, accounting and other professional fees in the 2012 period.

Partially offsetting the decrease in non-interest expense was an increase in the following items:

Partnership tax credit:  The partnership tax credit expense increased $701,000 from the prior year period.  The Company has invested in certain federal low-income housing tax credits and federal new market tax credits.  These credits are typically purchased at 70-90% of the amount of the credit and are generally utilized to offset taxes payable over ten-year and seven-year periods, respectively.  During the nine months ended September 30, 2013, tax credits used to reduce the Company’s tax expense totaled $5.5 million, up $700,000 from $4.8 million for the nine months ended September 30, 2012.  These tax credits resulted in corresponding amortization expense of $4.5 million during the nine months ended September 30, 2013, up $700,000 from $3.8 million for the nine months ended September 30,

2012. The net result of these transactions was an increase to non-interest expense and a decrease to income tax expense, which positively impacted the Company’s effective tax rate, but negatively impacted the Company’s non-interest expense and efficiency ratio.

Salaries and employee benefits:   Salaries and employee benefits increased $492,000 for the nine months ended September 30, 2013, when compared to the nine months ended September 30, 2012, primarily due to the internal growth of the Company and the increased number of employees, as well as salary increases for existing employees.

Advertising:  Advertising expense increased $383,000 for the nine months ended September 30, 2013, when compared to the nine months ended September 30, 2012, due to additional marketing campaigns across the franchise in the current year period, including business banking and mobile banking promotions.

Provision for Income Taxes

For the three and nine months ended September 30, 2013, the Company’s effective tax rates were 11.5% and 13.5%, respectively, which were lower than the statutory federal tax rate of 35%, due primarily to the effects of the tax credits discussed above and to tax-exempt investments and tax-exempt loans which reduced the Company’s effective tax rate.  In future periods, the Company expects its effective tax rate typically will be approximately 12%-18% of pre-tax net income, assuming it continues to maintain or increase its use of investment tax credits.  The Company’s effective tax rate may fluctuate as it is impacted by the level and timing of the Company’s utilization of tax credits, the level of tax-exempt investments and loans and the overall level of pre-tax income.

Average Balances, Interest Rates and Yields

The following tables present, for the periods indicated, the total dollar amounts of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. Average balances of loans receivable include the average balances of non-accrual loans for each period. Interest income on loans includes the amortization of net loan fees, which were deferred in accordance with accounting standards. Fees included in interest income were $851,000 and $814,000 for the three months ended September 30, 2013 and 2012, respectively.  Fees included in interest income were $2.5 million and $2.3 million for the nine months ended September 30, 2013 and 2012, respectively. Tax-exempt income was not calculated on a tax equivalent basis. The table does not reflect any effect of income taxes.

	September 30, 2013(2)	Three Months Ended September 30, 2013			Three Months Ended September 30, 2012
	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
		(Dollars in thousands)
Interest-earning assets:
Loans receivable:
One- to four-family residential	4.86%	$461,892	$8,434	7.24%	$494,883	$7,656	6.15%
Other residential	4.63	285,040	5,754	8.01	328,510	4,582	5.55
Commercial real estate	4.80	817,080	12,401	6.02	774,541	13,086	6.72
Construction	4.55	210,072	3,303	6.24	196,038	5,673	11.51
Commercial business	5.04	248,826	3,850	6.14	230,955	6,901	11.89
Other loans	6.09	303,776	5,695	7.44	269,508	5,939	8.77
Industrial revenue bonds (1)	5.73	45,333	650	5.68	50,941	769	6.01

Total loans receivable	5.12	2,372,019	40,087	6.70	2,345,376	44,606	7.57

Investment securities (1)	2.39	667,950	2,820	1.68	815,972	5,366	2.62
Other interest-earning assets	0.19	246,708	112	0.18	458,747	187	0.16

Total interest-earning assets	4.28	3,286,677	43,019	5.19	3,620,095	50,159	5.51
Non-interest-earning assets:
Cash and cash equivalents		90,021			85,198
Other non-earning assets		295,593			353,879
Total assets		$3,672,291			$4,059,172

Interest-bearing liabilities:
Interest-bearing demand and savings	0.21	$1,336,049	710	0.21	$1,541,897	1,725	0.45
Time deposits	0.73	1,034,460	2,112	0.81	1,394,932	3,367	0.96
Total deposits	0.44	2,370,509	2,822	0.47	2,936,829	5,092	0.69
Short-term borrowings and structured repurchase agreements	1.20	220,645	587	1.06	253,367	634	1.00
Subordinated debentures issued to capital trusts	1.83	30,929	141	1.81	30,929	155	1.98
FHLB advances	3.10	129,488	1,005	3.08	129,793	1,023	3.14

Total interest-bearing liabilities	0.64	2,751,571	4,555	0.66	3,350,918	6,904	0.82
Non-interest-bearing liabilities:
Demand deposits		523,578			344,952
Other liabilities		19,689			3,633
Total liabilities		3,294,838			3,699,503
Stockholders’ equity		377,453			359,669
Total liabilities and stockholders’ equity		$3,672,291			$4,059,172

Net interest income:
Interest rate spread	3.64%		$38,464	4.53%		$43,255	4.69%
Net interest margin*				4.64%			4.75%
Average interest-earning assets to average interest-bearing liabilities		119.4%			108.0%

_____________________
*	Defined as the Company’s net interest income divided by total interest-earning assets.

(1)
Of the total average balances of investment securities, average tax-exempt investment securities were $77.9 million and $85.7 million for the three months ended September 30, 2013 and 2012, respectively. In addition, average tax-exempt loans and industrial revenue bonds were $37.3 million and $38.1 million for the three months ended September 30, 2013 and 2012, respectively. Interest income on tax-exempt assets included in this table was $1.2 million and $1.3 million for the three months ended September 30, 2013 and 2012, respectively. Interest income net of disallowed interest expense related to tax-exempt assets was $1.2 million and $1.2 million for the three months ended September 30, 2013 and 2012, respectively.

(2)
The yield/rate on loans at September 30, 2013 does not include the impact of the accretable yield (income) on loans acquired in the FDIC-assisted transactions.  See “Net Interest Income” for a discussion of the effect on results of operations for the three months ended September 30, 2013.

	September 30, 2013(2)	Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012
	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
		(Dollars in thousands)
Interest-earning assets:
Loans receivable:
One- to four-family residential	4.86%	$481,032	$25,835	7.18%	$448,813	$22,316	6.64%
Other residential	4.63	302,603	17,948	7.93	311,466	13,609	5.84
Commercial real estate	4.80	803,493	37,432	6.23	782,085	40,661	6.94
Construction	4.55	208,669	11,523	7.38	225,785	15,150	8.96
Commercial business	5.04	248,865	11,118	5.97	225,263	15,550	9.22
Other loans	6.09	291,406	16,184	7.43	251,010	14,700	7.82
Industrial revenue bonds (1)	5.73	51,766	2,186	5.65	58,811	2,586	5.87

Total loans receivable	5.12	2,387,834	122,226	6.84	2,303,233	124,572	7.22

Investment securities (1)	2.39	763,143	11,291	1.98	860,701	17,923	2.78
Other interest-earning assets	0.19	313,402	339	0.14	435,987	563	0.17

Total interest-earning assets	4.28	3,464,379	133,856	5.16	3,599,921	143,058	5.31
Non-interest-earning assets:
Cash and cash equivalents		87,585			81,044
Other non-earning assets		308,303			330,784
Total assets		$3,860,267			$4,011,749

Interest-bearing liabilities:
Interest-bearing demand and savings	0.21	$1,523,320	2,866	0.25	$1,430,777	5,803	0.54
Time deposits	0.73	1,095,145	6,745	0.82	1,390,183	10,860	1.04
Total deposits	0.44	2,618,465	9,611	0.49	2,820,960	16,663	0.79
Short-term borrowings and structured repurchase agreements	1.20	245,351	1,758	0.96	265,123	1,993	1.00
Subordinated debentures issued to capital trusts	1.83	30,929	421	1.82	30,929	468	2.02
FHLB advances	3.10	127,650	2,968	3.11	151,782	3,430	3.02

Total interest-bearing liabilities	0.64	3,022,395	14,758	0.65	3,268,794	22,554	0.92
Non-interest-bearing liabilities:
Demand deposits		439,076			391,594
Other liabilities		20,856			4,557
Total liabilities		3,482,327			3,664,945
Stockholders’ equity		377,940			346,804
Total liabilities and stockholders’ equity		$3,860,267			$4,011,749

Net interest income:
Interest rate spread	3.64%		$119,098	4.51%		$120,504	4.39%
Net interest margin*				4.60%			4.47%
Average interest-earning assets to average interest-bearing liabilities		114.6%			110.1%

_____________________
*	Defined as the Company’s net interest income divided by total interest-earning assets.

(1)
Of the total average balances of investment securities, average tax-exempt investment securities were $79.3 million and $95.7 million for the nine months ended September 30, 2013 and 2012, respectively. In addition, average tax-exempt loans and industrial revenue bonds were $38.6 million and $40.6 million for the nine months ended September 30, 2013 and 2012, respectively. Interest income on tax-exempt assets included in this table was $3.8 million and $4.5 million for the nine months ended September 30, 2013 and 2012, respectively. Interest income net of disallowed interest expense related to tax-exempt assets was $3.6 million and $4.1 million for the nine months ended September 30, 2013 and 2012, respectively.

(2)
The yield/rate on loans at September 30, 2013 does not include the impact of the accretable yield (income) on loans acquired in the FDIC-assisted transactions.  See “Net Interest Income” for a discussion of the effect on results of operations for the nine months ended September 30, 2013.

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

	Three Months Ended September 30,
	2013 vs. 2012
	Increase (Decrease) Due to

			Total Increase (Decrease)
	Rate	Volume
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$(5,033)	$514	$(4,519)
Investment securities	(1,692)	(854)	(2,546)
Other interest-earning assets	19	(94)	(75)
Total interest-earning assets	(6,706)	(434)	(7,140)
Interest-bearing liabilities:
Demand deposits	(810)	(205)	(1,015)
Time deposits	(473)	(782)	(1,255)
Total deposits	(1,283)	(987)	(2,270)
Short-term borrowings and structured repo	37	(84)	(47)
Subordinated debentures issued to capital trust	(14)	—	(14)
FHLBank advances	(16)	(2)	(18)
Total interest-bearing liabilities	(1,276)	(1,073)	(2,349)
Net interest income	$(5,430)	$639	$(4,791)

	Nine Months Ended September 30,
	2013 vs. 2012
	Increase (Decrease) Due to

			Total Increase (Decrease)
	Rate	Volume
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$(6,771)	$4,425	$(2,346)
Investment securities	(4,763)	(1,869)	(6,632)
Other interest-earning assets	(82)	(142)	(224)
Total interest-earning assets	(11,616)	2,414	(9,202)
Interest-bearing liabilities:
Demand deposits	(3,290)	353	(2,937)
Time deposits	(2,051)	(2,064)	(4,115)
Total deposits	(5,341)	(1,711)	(7,052)
Short-term borrowings and structured repo	(90)	(145)	(235)
Subordinated debentures issued to capital trust	(47)	—	(47)
FHLBank advances	99	(561)	(462)
Total interest-bearing liabilities	(5,379)	(2,417)	(7,796)
Net interest income	$(6,237)	$4,831	$(1,406)

Liquidity

Liquidity is a measure of the Company's ability to generate sufficient cash to meet present and future financial obligations in a timely manner through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. These obligations include the credit needs of customers, funding deposit withdrawals, and the day-to-day operations of the Company. Liquid assets include cash, interest-bearing deposits with financial institutions and certain investment securities and loans. The Company manages its ability to generate liquidity primarily through liability funding in such a way that it believes it maintains overall liquidity sufficient to satisfy its depositors' requirements and meet its customers' credit needs. At September 30, 2013, the Company had commitments of approximately $102.8 million to fund loan originations, $313.3 million of unused lines of credit and unadvanced loans, and $28.6 million of outstanding letters of credit.

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

At September 30, 2013, the Company had these available secured lines and on-balance sheet liquidity:

Federal Home Loan Bank line	$376.5 million
Federal Reserve Bank line	$393.4 million
Cash and cash equivalents	$339.8 million
Unpledged securities	$101.6 million

Statements of Cash Flows. During both the nine months ended September 30, 2013 and 2012, the Company had positive cash flows from operating activities and investing activities.  Cash flows from financing activities were negative for both the nine months ended September 30, 2013 and 2012.

Cash flows from operating activities for the periods covered by the Statements of Cash Flows have been primarily related to changes in accrued and deferred assets, credits and other liabilities, the provision for loan losses, depreciation, impairments of investment securities, gains on sales of investment securities and the amortization of deferred loan origination fees and discounts (premiums) on loans and investments, all of which are non-cash or non-operating adjustments to operating cash flows. Net income adjusted for non-cash and non-operating items and the origination and sale of loans held for sale were the primary source of cash flows from operating activities. Operating activities provided cash flows of $93.8 million and $137.9 million during the nine months ended September 30, 2013 and 2012, respectively.

During the nine months ended September 30, 2013 and 2012, respectively, investing activities provided cash of $187.9 and $209.0 million primarily due to the net increase in loans and investment securities for the period.

Changes in cash flows from financing activities during the periods covered by the Statements of Cash Flows are due to changes in deposits after interest credited, changes in FHLBank advances, changes in short-term borrowings, and changes in structured repurchase agreements, as well as dividend payments to stockholders.  Financing activities used cash of $346.0 million and $242.0 million during the nine months ended September 30, 2013 and 2012, respectively. Financing activities in the future are expected to primarily include changes in deposits, changes in FHLBank advances, changes in short-term borrowings and dividend payments to stockholders.

Capital Resources

Management continuously reviews the capital position of the Company and the Bank to ensure compliance with minimum regulatory requirements, as well as to explore ways to increase capital either by retained earnings or other means.

At September 30, 2013, the Company's total stockholders' equity was $375.6 million, or 10.4% of total assets. At September 30, 2013, common stockholders' equity was $317.6 million, or 8.8% of total assets, equivalent to a book value of $23.15 per common share. Total stockholders’ equity at December 31, 2012, was $369.9 million, or 9.4%, of total assets. At December 31, 2012, common stockholders' equity was $311.9 million, or 7.9% of total assets, equivalent to a book value of $22.94 per common share.

At September 30, 2013, the Company’s tangible common equity to total assets ratio was 8.7%, compared to 7.7% at December 31, 2012. The Company’s tangible common equity to total risk-weighted assets ratio was 12.9% at September 30, 2013, compared to 12.7% at December 31, 2012.

Banks are required to maintain minimum risk-based capital ratios. These ratios compare capital, as defined by the risk-based regulations, to assets adjusted for their relative risk as defined by the regulations. Guidelines require banks to have a minimum Tier 1 risk-based capital ratio, as defined, of 4.00%, a minimum total risk-based capital ratio of 8.00%, and a minimum 4.00% Tier 1 leverage ratio. To be considered "well capitalized," banks must have a minimum Tier 1 risk-based capital ratio, as defined, of 6.00%, a minimum total risk-based capital ratio of 10.00%, and a minimum Tier 1 leverage ratio of 5.00%. On September 30, 2013, the Bank's Tier 1 risk-based capital ratio was 15.1%, total risk-based capital ratio was 16.4% and the Tier 1 leverage ratio was 10.0%. As of September 30, 2013, the Bank was "well capitalized" as defined by the Federal banking agencies' capital-related regulations. The Federal Reserve Board has established capital regulations for bank holding companies that generally parallel the capital regulations for banks. On September 30, 2013, the Company's Tier 1 risk-based capital ratio was 16.4%, total risk-based capital ratio was 17.7% and the Tier 1 leverage ratio was 10.8%. As of September 30, 2013, the Company was "well capitalized" under the capital ratios described above.  These ratios are the current capital requirements.  As discussed above in “Effect of Federal Laws and Regulations”, the Company and the Bank will be subject to new capital requirements due to the changes from “Basel III”, for which the provisions become effective beginning January 1, 2015.

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

The SBLF Preferred Stock qualifies as Tier 1 capital.  The holder of the SBLF Preferred Stock is entitled to receive non-cumulative dividends, payable quarterly, on each January 1, April 1, July 1 and October 1.  The dividend rate, as a percentage of the liquidation amount, can fluctuate between one percent (1%) and five percent (5%) per annum on a quarterly basis during the first 10 quarters during which the SBLF Preferred Stock is outstanding, based upon changes in the level of “Qualified Small Business Lending” or “QSBL” (as defined in the Purchase Agreement) by the Bank over the adjusted baseline level calculated under the terms of the SBLF Preferred Stock ($201,374,000).  The dividend rate for the third quarter of 2013 was 1.0%.  Based upon the increase in the Bank’s level of QSBL over the adjusted baseline level, the dividend rate for the fourth quarter of 2013 is expected to be approximately 1.0%.  For the tenth calendar quarter through four and one half years after issuance, the dividend rate will be fixed at between one percent (1%) and seven percent (7%) based upon the level of qualifying loans at September 30, 2013.  After four and one half years from issuance, the dividend rate will increase to 9% (including a quarterly lending incentive fee of 0.5%).

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

Dividends. During the three months ended September 30, 2013, the Company declared a common stock cash dividend of $0.18 per share, or 30% of net income per diluted common share for that three month period, and paid a common stock cash dividend of $0.18 per share (which was declared in June 2013).  During the three months ended September 30, 2012, the Company declared a common stock cash dividend of $0.18 per share, or 35% of net income per diluted common share for that three month period, and paid a common stock cash dividend of $0.18 per share (which was declared in June 2012).  During the nine months ended September 30, 2013, the Company declared common stock cash dividends totaling $0.54 per share, or 30% of net income per diluted common share for that nine month period, and paid common stock cash dividends totaling $0.36 per share.  During the nine months ended September 30, 2012, the Company declared common stock cash dividends totaling $0.54 per share, or 21% of net income per diluted common share for that nine month period, and paid common stock cash dividends totaling $0.54 per share.  The Board of Directors meets regularly to consider the level and the timing of dividend payments.  The $0.18 per share dividend declared but unpaid as of September 30, 2013, was paid to stockholders on October 10, 2013.  In addition, the Company paid preferred dividends as described below.

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

Under the terms of the SBLF Preferred Stock, the Company may only declare and pay a dividend on the common stock or other stock junior to the SBLF Preferred Stock, or repurchase shares of any such class or series of stock, if, after payment of such dividend, or after giving effect to such repurchase, (i) the dollar amount of the Company’s Tier 1 Capital would be at least equal to the “Tier 1 Dividend Threshold” and (ii) full dividends on all outstanding shares of SBLF Preferred Stock for the most recently completed dividend period have been or are contemporaneously declared and paid.  As of September 30, 2013, we satisfied this condition.

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

Common Stock Repurchases and Issuances. The Company has been in various buy-back programs since May 1990. Our ability to repurchase common stock  is currently restricted under the terms of the SBLF preferred stock as noted above, under “-Dividends” and was previously generally precluded due to our participation in the CPP beginning in December 2008.  During the three and nine months ended September 30, 2013 and 2012, respectively, the Company did not repurchase any shares of its common stock.  During the three months ended September 30, 2013, the Company issued 41,927 shares of stock at an average price of $20.10 per share to cover stock option exercises.  During the nine months ended September 30, 2013, the Company issued 69,371 shares of stock at an average price of $19.75 per share to cover stock option exercises.  During the three months ended September 30, 2012, the Company issued 83,180 shares of stock at an average price of $20.38 per share to cover stock option exercises.  During the nine months ended September 30, 2012, the Company issued 109,724 shares of stock at an average price of $19.71 per share to cover stock option exercises.

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

The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained despite fluctuations in prevailing interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time. The difference, or the interest rate repricing "gap," provides an indication of the extent to which an institution's interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities repricing during the same period, and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets during the same period. Generally, during a period of rising interest rates, a negative gap within shorter repricing periods would adversely affect net interest income, while a positive gap within shorter repricing periods would result in an increase in net interest income. During a period of falling interest rates, the opposite would be true. As of September 30, 2013, Great Southern's internal interest rate risk models indicate that, generally, rising interest rates are expected to have a positive impact on the Company’s net interest income, while declining interest rates would have a negative impact on net interest income.  We model various interest rate scenarios for rising and falling rates, including both parallel and non-parallel shifts in rates.  The results of our modeling indicate that net interest income is not likely to be materially affected either positively or negatively in the first twelve months following a rate change, regardless of any changes in interest rates, because our portfolios are relatively well matched in a twelve-month horizon.  The effects of interest rate changes, if any, are expected to be more impacting to net interest income in the 12 to 36 months following a rate change.  As the Federal Funds rate is now very low, the Company’s interest rate floors have been reached on most of its “prime rate” loans. As discussed under “General-Net Interest Income and Interest Rate Risk Management,” at September 30, 2013, there were $491 million of adjustable rate loans which were tied to a national prime rate of interest which had interest rate floors.  In addition, Great Southern has elected to leave its “Great Southern Prime Rate” at 5.00% for those loans that are indexed to “Great Southern Prime” rather than a national prime rate of interest. At September 30, 2013 and December 31, 2012, there were $310 million and $376 million, respectively, of loans indexed to “Great Southern Prime.”  While these interest rate floors and, to a lesser extent, the utilization of the “Great Southern Prime” rate have helped keep the rate on our loan portfolio higher in this very low interest rate environment, they will also reduce the positive effect to our loan rates when market interest rates, specifically the “prime rate,” begin to increase. The interest rate on these loans will not increase until the loan floors are reached. Also, a significant portion of our retail certificates of deposit mature in the next twelve months and we expect that they will be replaced with new certificates of deposit at somewhat lower interest rates.

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

During the three months ended September 30, 2013, the Company entered into two interest rate cap agreements related to its floating rate debt associated with its trust preferred securities.  The agreements provide that the counterparty will reimburse the Company if interest rates rise above a certain threshold, thus creating a cap on the effective interest rate paid by the Company.  These agreements are classified as hedging instruments, and the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.

For further information on derivatives and hedging activities, see Note 13 of the Notes to Consolidated Financial Statements contained in this report.

ITEM 4. CONTROLS AND PROCEDURES

We maintain a system of disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) that is designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate. An evaluation of our disclosure controls and procedures was carried out as of September 30, 2013, under the supervision and with the participation of our principal executive officer, principal financial officer and several other members of our senior management. Our principal executive officer and principal financial officer concluded that, as of September 30, 2013, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the principal executive officer and principal financial officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There were no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) under the Act) that occurred during the quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 15, 2006, the Company's Board of Directors authorized management to repurchase up to 700,000 shares of the Company's outstanding common stock, under a program of open market purchases or privately negotiated transactions. The plan does not have an expiration date.  From the date we issued our CPP Preferred Stock (December 5, 2008) until the date we redeemed it in connection with our issuance of the SBLF Preferred Stock (August 18, 2011), we were generally precluded from purchasing shares of the Company’s stock without the Treasury's consent.  Our participation in the SBLF program does not preclude us from purchasing shares of the Company’s stock, provided that after giving effect to such purchase, (i) the dollar amount of the Company’s Tier 1 capital would be at least equal to the “Tier 1 Dividend Threshold” under the terms of the SBLF Preferred Stock and (ii) full dividends on all outstanding shares of SBLF Preferred Stock for the most recently completed dividend period have been or are contemporaneously declared and paid, as described under “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources.”

As indicated below, no shares were purchased during the three months ended September 30, 2013.

	Total Number of Shares Purchased	Average Price Per Share		Total Number of Shares Purchased As Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan(1)

July 1, 2013 – July 31, 2013	---	$	----	---	396,562
August 1, 2013 – August 31, 2013	---	$	----	---	396,562
September 1, 2013 – September 30, 2013	---	$	----	---	396,562
	---	$	----	---

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

Great Southern Bancorp, Inc.
Registrant
Date: November 8, 2013	/s/ Joseph W. Turner
Joseph W. Turner President and Chief Executive Officer (Principal Executive Officer)
Date: November 8, 2013	/s/ Rex A. Copeland
Rex A. Copeland Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

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

None.

(101)
Attached as Exhibit 101 are the following financial statements from the Great Southern Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated statements of financial condition, (ii) consolidated statements of income, (iii) consolidated statements of cash flows and (iv) the notes to consolidated financial statements.