Form 10-K
period 2013-12-31
GREAT SOUTHERN BANCORP INC
filed 2014-03-10
CIK 854560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES ACT OF 1934

For the fiscal year ended December 31, 2013

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
The aggregate market value of the common stock of the Registrant held by non-affiliates of the Registrant on June 30, 2013, computed by reference to the closing price of such shares on that date, was $277,917,052.  At March 7, 2014, 13,688,883 shares of the Registrant's common stock were outstanding.

SIGNATURES
INDEX TO EXHIBITS

PART I

ITEM 1.  BUSINESS.

THE COMPANY

Great Southern Bancorp, Inc.

Great Southern Bancorp, Inc. ("Bancorp" or "Company") is a bank holding company and a financial holding company and the parent of Great Southern Bank ("Great Southern" or the "Bank"). Bancorp was incorporated under the laws of the State of Delaware in July 1989 as a unitary savings and loan holding company. After receiving the approval of the Federal Reserve Bank of St. Louis (the "Federal Reserve Board" or "FRB"), the Company became a one-bank holding company on June 30, 1998, upon the conversion of Great Southern to a Missouri-chartered trust company. In 2004, Bancorp was re-incorporated under the laws of the State of Maryland.

As a Maryland corporation, the Company is authorized to engage in any activity that is permitted by the Maryland General Corporation Law and is not prohibited by law or regulatory policy. The Company currently conducts its business as a financial holding company. Through the financial holding company structure, it is possible to expand the size and scope of the financial services offered by the Company beyond those offered by the Bank. The financial holding company structure provides the Company with greater flexibility than the Bank has to diversify its business activities, through existing or newly formed subsidiaries, or through acquisitions of or mergers with other financial institutions as well as other companies. At December 31, 2013, Bancorp's consolidated assets were $3.56 billion, consolidated net loans were $2.44 billion, consolidated deposits were $2.81 billion and consolidated total stockholders' equity was $381 million. For details about the Company’s assets, revenues and profits for each of the last five fiscal years, see Item 6. “Selected Consolidated Financial Data.”  The assets of the Company consist primarily of the stock of Great Southern, available-for-sale securities, minority interests in a local trust company and a merchant banking company and cash.

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

Great Southern Bank

Great Southern was formed as a Missouri-chartered mutual savings and loan association in 1923, and, in 1989, converted to a Missouri-chartered stock savings and loan association. In 1994, Great Southern changed to a federal savings bank charter and then, on June 30, 1998, changed to a Missouri-chartered trust company (the equivalent of a commercial bank charter). Headquartered in Springfield, Missouri, Great Southern offers a broad range of banking services through its 96 banking centers located in southern and central Missouri; the Kansas City, Missouri area; the St. Louis, Missouri area; eastern Kansas; northwestern Arkansas; eastern Nebraska, the Minneapolis, Minnesota area and western and central Iowa. The size and complexity of the Bank’s operations increased substantially in 2009 with the completion of two Federal Deposit Insurance Corporation ("FDIC")-assisted transactions, and again in 2011 and 2012 with the completion of another FDIC-assisted transaction in each year.  In 2009, the Bank entered into two separate purchase and assumption agreements including loss sharing with the FDIC to assume all of the deposits (excluding brokered deposits) and certain liabilities and acquire certain assets of TeamBank, N.A. and Vantus Bank.  In these two transactions we acquired assets with a fair value of approximately $628.2 million (approximately 17.3% of the Company’s total assets at acquisition) and $294.2 million (approximately 8.8% of the Company’s total assets at acquisition), respectively, and assumed liabilities with a fair value of $610.2 million (approximately 16.8% of the Company’s total assets at acquisition) and $440.0 million (approximately 13.2% of the Company’s total assets at acquisition), respectively.  They also resulted in gains of $43.9 million and $45.9 million, respectively, which were included in Noninterest Income in the Company’s Consolidated Statement of Income for the year ended December 31, 2009.  Prior to these acquisitions, the Company operated banking centers in Missouri with loan production offices in Arkansas and Kansas.  These acquisitions added 31 new banking centers and expanded our footprint to cover five states – Iowa, Kansas, Missouri, Arkansas and Nebraska.  In 2011, the Bank entered into a purchase and assumption agreement including loss sharing with the FDIC to assume all of the deposits and certain liabilities and acquire certain assets of Sun Security Bank, which added locations in southern Missouri and St. Louis.  In this transaction we acquired assets with a fair value of approximately $248.9 million (approximately 8.1% of the Company’s total assets at acquisition) and assumed liabilities with a fair value of $345.8 million (approximately 10.1% of the Company’s total assets at acquisition).  It also resulted in a gain of $16.5 million which was included in Noninterest Income in the Company’s Consolidated Statement of Income for the year ended December 31, 2011. In 2012, the Bank entered into a purchase and assumption agreement including loss sharing with the FDIC to assume all of the deposits and certain liabilities of Inter Savings Bank, FSB (“InterBank”), which added four locations in the greater Minneapolis, Minnesota area.  In this transaction we acquired assets with a fair value of approximately $364.2 million (approximately 9.4% of the Company’s total assets at acquisition) and assumed liabilities with a fair value of approximately $458.7 million (approximately 11.9% of the Company’s total assets at acquisition).  It also resulted in a gain of $31.3 million which was included in Noninterest Income in the Company’s Consolidated Statement of Income for the year ended December 31, 2012.  The acquisition added four new banking centers in the Minneapolis metropolitan area.

The loss sharing agreements related to the FDIC-assisted transactions added to the complexity of our operations by creating the need for new employees and processes to ensure compliance with the loss sharing agreements and the collection of problem assets acquired.  See Note 4 included in Item 8. “Financial Statements and Supplementary Information” for a more detailed discussion of these FDIC-assisted transactions and the loss sharing agreements.  At December 31, 2013, the Bank had total assets of $3.56 billion, net loans of $2.44 billion, deposits of $2.81 billion and stockholders' equity of $380.7 million, or 10.4% of total assets. Its deposits are insured by the Deposit Insurance Fund ("DIF") to the maximum levels permitted by the FDIC.

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

Forward-Looking Statements

When used in this Annual Report and in other documents filed or furnished by the Company with the Securities and Exchange Commission (the "SEC"), in the Company's press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "intends" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including, among other things, (i) non-interest expense reductions from the Great Southern banking center consolidation might be less than anticipated and the costs of the consolidation and impairment of the value of the affected premises might be greater than expected; (ii) expected cost savings, synergies and other benefits from the Company’s merger and acquisition activities, might not be realized within the anticipated time frames or at all, and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, might be greater than expected; (iii) changes in economic conditions, either nationally or in the Company’s market areas; (iv) fluctuations in interest rates; (v) the risks of lending and investing activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses; (vi) the possibility of other-than-temporary impairments of securities held in the Company’s securities portfolio; (vii) the Company’s ability to access cost-effective funding; (viii) fluctuations in real estate values and both residential and commercial real estate market conditions; (ix) demand for loans and deposits in the Company’s market areas; (x) legislative or regulatory changes that adversely affect the Company’s business, including, without limitation, the Dodd-Frank Wall Street Reform and Consumer Protection Act and its implementing regulations, and the overdraft protection regulations and customers’ responses thereto; (xi) monetary and fiscal policies of the Federal Reserve Board and the U.S. Government and other governmental initiatives affecting the financial services industry; (xii) results of examinations of the Company and Great Southern by their regulators, including the possibility that the regulators may, among other things, require the Company to increase its allowance for loan losses or to write-down assets; (xiii) the uncertainties arising from the Company’s participation in the Small Business Lending Fund program, including uncertainties concerning the potential future redemption by us of the U.S. Treasury’s preferred stock investment under the program, including the timing of, regulatory approvals for, and conditions placed upon, any such redemption; (xiv) costs and effects of litigation, including settlements and judgments; and (xv) competition. The Company wishes to advise readers that the factors listed above and other risks described from time to time in the Company’s other filings with the SEC could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

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

Market Areas

During 2013, the Company reduced its banking center network from 107 to 96 banking centers.  A total of 12 offices were consolidated into other Great Southern banking centers, including 11 facilities in southeast and central Missouri in October and one drive-thru facility in Sioux City, Iowa, in December. A full-service banking center in Omaha, Neb., was opened in October, adding to the network total. The Company also relocated three existing banking centers to nearby sites - one each in Springfield, Mo., Ava, Mo., and Maple Grove, Minn. At the end of 2013, the Company operated 96 full-service banking centers serving more than 137,000 households in six states – Missouri, Arkansas, Iowa, Kansas, Minnesota and Nebraska.

Great Southern’s largest concentration of loans and deposits are in the Springfield, Mo., and St. Louis, Mo., market areas. In the last several years, the Company’s loan and deposit portfolios have become more diversified because of its participation in four FDIC-assisted acquisitions and some organic growth.  The FDIC-assisted acquisitions significantly expanded the Company’s geographic footprint, which prior to 2009 was primarily in southwest and central Missouri, by adding operations in Iowa, Kansas, Minnesota and Nebraska. Besides the Springfield and St. Louis market areas, the Company has loan and deposit concentrations in the following market areas: Kansas City; Branson, Mo.; Sioux City, Iowa; Des Moines, Iowa; Northwest Arkansas; Omaha, Neb.; and Minneapolis, Minn. Loans and deposits are also generated in banking centers in rural markets in Missouri, Iowa, Kansas and Nebraska.

As of December 31, 2013, the Company’s total loan portfolio balance, excluding loans covered by FDIC loss sharing agreements, was $2.1 billion. Geographically, the loan portfolio consists of loans collateralized by property (real estate and other assets) located in the following regions (including loan balance and percentage of total loans): St. Louis ($428 million, 20%); Springfield ($418 million, 20%); Kansas City ($150 million, 7%); Branson ($118 million, 6%); Northwest Arkansas ($75 million, 3%); other Missouri regions ($224 million, 11%), and other states and regions ($692 million, 33%). The Company’s net book balance of its portfolio of loans covered by FDIC loss sharing agreements was $386 million as of December 31, 2013. The FDIC loss sharing agreements, which were a part of two FDIC-assisted transactions completed in 2009, one FDIC-assisted transaction completed in 2011, and one FDIC-assisted transaction completed in 2012, provide the Company at least 80% protection against losses on the loans in this portfolio.  The FDIC loss sharing agreements are subject to limitations on the types of losses covered and the length of time losses are covered and are conditioned upon the Bank complying with its requirements in the agreements with the FDIC.  These limitations are described in detail in Note 4 of the accompanying audited financial statements, see Item 8 “Financial Statements and Supplementary Information”. Geographically, the total loan portfolio covered by FDIC loss sharing agreements consists of loans collateralized by property (real estate and other assets) located in the following regions (including gross loan balance and percentage of total loans): Minneapolis ($269 million, 56%); St. Louis ($38 million, 8%); Kansas City ($27 million, 6%); Sioux City, Iowa  ($22 million, 5%); Des Moines, Iowa ($14 million, 3%); other Missouri regions ($43 million, 9%); and other regions ($63 million, 13%).

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

In addition to origination of these loans, the Bank has expanded and enlarged its relationships with smaller banks to purchase participations (at par, generally with no servicing costs) in loans the smaller banks originate but are unable to retain in their portfolios due to capital limitations.  The Bank uses the same underwriting guidelines in evaluating these participations as it does in its direct loan originations. At December 31, 2013, the balance of participation loans purchased and held in the portfolio, excluding those covered by loss sharing agreements, was $51.2 million, or 2.23% of the total loan portfolio. All of these participation loans were performing at December 31, 2013.

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

Another principal lending activity of Great Southern is the origination of commercial real estate, multi-family and commercial construction loans. Since the early 1990s, commercial real estate, multi-family and commercial construction loans have represented the largest percentage of the loan portfolio.  Since the economic recession beginning in 2008, the commercial real estate and multi-family portfolios have exhibited slow growth while commercial construction lending has declined significantly.  At December 31, 2013, commercial real estate, multi-family and commercial construction loans accounted for approximately 52%, 29% and 11%, respectively, of the total portfolio, excluding those loans covered by loss sharing agreements.  Of the portfolio of loans covered by loss sharing agreements, commercial real estate loans (net of fair value discounts) accounted for approximately 5% of the total portfolio at December 31, 2012.

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

The percentage of collateral value Great Southern will loan on real estate and other property varies based on factors including, but not limited to, the type of property and its location and the borrower's credit history. As a general rule, Great Southern will loan up to 95% of the appraised value on one-to four-family residential properties. Typically, private mortgage insurance is required for loan amounts above the 80% level. At December 31, 2013 and 2012, loans secured by second liens on residential properties were $166.8 million, or 6.5%, and $195.9 million, or 7.7%, respectively, of our total loan portfolio.  A large portion of this decrease is attributable to payments received on the loans acquired in the InterBank transaction. For commercial real estate and other residential real property loans, Great Southern may loan up to 85% of the appraised value. The origination of loans secured by other property is considered and determined on an individual basis by management with the assistance of any industry guides and other information which may be available.  Collateral values are reappraised or reassessed as loans are renewed or when significant events indicating potential impairment occur.  On a quarterly basis, management reviews impaired loans to determine whether updated appraisals or reassessments are necessary based on loan performance, collateral type and guarantor support.  While it is not specifically required by our policy, we seek to obtain cross-collateralization of loans to a borrower when it is available and it is most frequently done on commercial loans.

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

In general, state banking laws restrict loans to a single borrower and related entities to no more than 25% of a bank's unimpaired capital and unimpaired surplus, plus an additional 10% if the loan is collateralized by certain readily marketable collateral. (Real estate is not included in the definition of "readily marketable collateral").  As computed on the basis of the Bank's unimpaired capital and surplus at December 31, 2013, this limit was approximately $101.5 million. See "Government Supervision and Regulation." At December 31, 2013, the Bank was in compliance with the loans-to-one borrower limit. At December 31, 2013, the Bank's largest relationship for purposes of this limit totaled $30.0 million. All loans included in this relationship were current at December 31, 2013.  Our policy does not set a loans-to-one borrower limit that is below the legal limits described; however, we do recognize the need to limit credit risk to any one borrower or group of related borrowers upon consideration of various risk factors.  Extensions of credit to borrowers whose past due loans were charged-off or whose loans are classified as substandard require appropriate lending approval for total credit relationships of $250,000 or less or Loan Committee or Special Assets Committee approval on total credit relationships over $250,000.

Great Southern is permitted under applicable regulations to originate or purchase loans and loan participations secured by real estate located in any part of the United States.  In addition to the market areas where the Company has a presence, the Bank has made or purchased loans, secured primarily by commercial real estate, in other states, primarily Oklahoma, Illinois, Texas and Michigan.  At December 31, 2013, loans in these states comprised 2% each, respectively, of the total loan portfolio.

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

The loans acquired in the four FDIC-assisted transactions are covered by loss sharing agreements between the FDIC and the Bank which afford the Bank at least 80% protection from potential principal losses.  Because of these loss sharing agreements, the composition of the loans acquired from the former TeamBank, Vantus Bank, Sun Security Bank and InterBank is shown below in tables separate from the legacy Great Southern portfolio. These loans were initially recorded at their fair value at the acquisition date and are recorded by the Company at their discounted value. The following tables reflect the loan balances excluding discounts.

Legacy Great Southern Loan Portfolio Composition:

	December 31,
	2013		2012		2011		2010		2009
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars In Thousands)
Real Estate Loans:
One- to four- family(1)	$242,281	10.5%	$256,146	12.7%	$266,694	14.0%	$257,261	15.1%	$248,892	14.1%
Other residential	325,599	14.2	267,518	13.2	243,743	12.8	207,059	12.2	185,757	10.5
Commercial(2)	822,920	35.8	736,139	36.4	699,607	36.7	599,025	35.2	633,373	35.9
Residential construction:
One- to four- family	47,308	2.1	52,249	2.5	78,900	4.1	106,128	6.2	147,367	8.3
Other residential	32,988	1.4	27,556	1.4	27,826	1.5	10,000	0.6	22,012	1.3
Commercial	236,635	10.3	198,145	9.8	166,749	8.8	163,214	9.6	187,663	10.7

Total real estate loans	1,707,731	74.3	1,537,753	76.0	1,483,519	77.9	1,342,687	78.9	1,425,064	80.8

Other Loans:
Consumer loans:
Guaranteed student loans	---	---	---	---	---	---	---	---	10,808	0.6
Automobile, boat, etc.	215,778	9.4	164,748	8.1	135,480	7.1	124,441	7.3	126,227	7.2
Home equity and improvement	58,297	2.5	54,317	2.7	47,395	2.5	47,534	2.8	47,954	2.7
Other	1,184	0.1	1,585	0.1	1,147	0.1	1,184	0.1	1,330	0.1
Total consumer loans	275,259	12.0	220,650	10.9	184,022	9.7	173,159	10.2	186,319	10.6

Other commercial loans	315,269	13.7	264,631	13.1	236,384	12.4	185,880	10.9	151,278	8.6

Total other loans	590,528	25.7	485,281	24.0	420,406	22.1	359,039	21.1	337,597	19.2

Total loans	2,298,259	100.0%	2,023,034	100.0%	1,903,925	100.0%	1,701,726	100.0%	1,762,661	100.0%

Less:
Loans in process	194,544		157,574		103,424		63,108		54,729
Deferred fees and discounts	2,994		2,192		2,726		2,541		2,161
Allowance for loan losses	40,116		40,649		41,232		41,487		40,101

Total legacy loans receivable, net	$2,060,605		$1,822,619		$1,756,543		$1,594,590		$1,665,670

(1)	Includes loans held for sale.
(2)
Total commercial real estate loans included industrial revenue bonds of $42.2 million, $43.8 million, $59.8 million, $64.6 million and $61.0 million at December 31, 2013, 2012, 2011, 2010 and 2009, respectively.

Former TeamBank, N.A. Loan Portfolio Composition:

	December 31,
	2013		2012		2011		2010		2009
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars In Thousands)
Real Estate Loans:
Residential
One- to four- family	$15,050	28.1%	$19,610	22.6%	$21,944	17.0%	$25,646	17.8%	$35,146	17.6%
Other residential	1,163	2.2	4,520	5.2	5,968	4.6	6,412	4.4	7,992	4.0
Commercial(1)	24,682	46.1	41,471	47.8	73,209	56.8	75,515	52.2	93,942	47.0
Construction	6,996	13.0	12,670	14.7	14,544	11.3	19,708	13.6	32,043	16.1

Total real estate loans	47,891	89.4	78,271	90.3	115,665	89.7	127,281	88.0	169,123	84.7

Other Loans:
Consumer loans:
Home equity and improvement	4,190	7.8	4,989	5.8	4,964	3.9	5,608	3.9	6,511	3.2
Other	73	0.2	159	0.1	420	0.3	850	0.6	2,521	1.3

Total consumer loans	4,263	8.0	5,148	5.9	5,384	4.2	6,458	4.5	9,032	4.5

Other commercial loans	1,404	2.6	3,243	3.8	7,826	6.1	10,894	7.5	21,619	10.8

Total other loans	5,667	10.6	8,391	9.7	13,210	10.3	17,352	12.0	30,651	15.3

Total loans	53,558	100.0%	$86,662	100.0%	$128,875	100.0%	$144,633	100.0%	$199,774	100.0%

(1)  Total commercial real estate loans included industrial revenue bonds of $2.1 million, $2.3 million, $2.5 million, $3.0 million and $2.5 million at December 31, 2013, 2012, 2011, 2010 and 2009, respectively.

Former Vantus Bank Loan Portfolio Composition:

	December 31,
	2013		2012		2011		2010		2009
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars In Thousands)
Real Estate Loans:
Residential
One- to four- family	$18,999	31.7%	$26,160	24.7%	$33,030	26.9%	$45,932	28.7%	$64,430	28.5%
Other residential	6,423	10.7	15,434	14.6	17,012	13.8	16,866	10.5	19,241	8.5
Commercial(1)	15,421	25.7	35,431	33.5	39,413	32.0	53,189	33.2	71,963	31.9
Construction	319	0.5	1,552	1.5	3,471	2.8	7,298	4.6	10,550	4.7

Total real estate loans	41,162	68.6	78,577	74.3	92,926	75.5	123,285	77.0	166,184	73.6

Other Loans:
Consumer loans:
Student loans	510	0.9	512	0.5	505	0.4	1,276	0.8	1,063	0.5
Home equity and improvement	5,845	9.7	7,270	6.9	5,668	4.6	5,933	3.7	9,353	4.1
Other	10,182	17.0	14,434	13.6	18,951	15.4	25,348	15.8	35,030	15.5

Total consumer loans	16,537	27.6	22,216	21.0	25,124	20.4	32,557	20.3	45,446	20.1

Other commercial loans	2,315	3.8	4,967	4.7	4,986	4.1	4,321	2.7	14,320	6.3

Total other loans	18,852	31.4	27,183	25.7	30,110	24.5	36,878	23.0	59,766	26.4

Total loans	60,014	100.0%	$105,760	100.0%	$123,036	100.0%	$160,163	100.0%	$225,950	100.0%

(1) Total commercial real estate loans included industrial revenue bonds of $1.8 million, $2.0 million, $3.0 million, $5.7 million and $9.0 million at December 31, 2013, 2012, 2011, 2010 and 2009, respectively.

Former Sun Security Bank Loan Portfolio Composition:

	December 31, 2013		December 31, 2012		December 31, 2011
	Amount	%	Amount	%	Amount	%
	(Dollars In Thousands)
Real Estate Loans:
Residential
One- to four- family	$41,529	52.8%	$55,422	43.5%	$52,491	36.3%
Other residential	5,488	7.0	6,615	5.2	2,897	2.0
Commercial(1)	27,426	34.9	45,267	35.5	45,183	31.3
Construction	1,273	1.5	4,471	3.5	24,645	17.0

Total real estate loans	75,716	96.2	111,775	87.7	125,216	86.6

Other Loans:
Consumer loans:
Student loans	---	---	---	---	---	---
Home equity and improvement	425	0.5	1,291	1.0	---	---
Other	433	0.6	904	0.7	3,438	2.4

Total consumer loans	858	1.1	2,195	1.7	3,438	2.4

Other commercial loans	2,124	2.7	13,448	10.6	15,972	11.0

Total other loans	2,982	3.8	15,643	12.3	19,410	13.4

Total loans	$78,698	100.0%	$127,418	100.0%	$144,626	100.0%

(1)	Total commercial real estate loans included industrial revenue bonds of $292,000, $373,000 and $574,000, at December 31, 2013, 2012 and 2011, respectively.

Former InterBank Loan Portfolio Composition:

	December 31, 2013		December 31, 2012
	Amount	%	Amount	%
	(Dollars In Thousands)
Real Estate Loans:
Residential
One- to four- family	$179,574	63.0%	$215,768	60.5%
Other residential	29,517	10.5	45,879	12.9
Commercial(1)	27,530	9.8	33,202	9.3
Construction	612	---	134	---

Total real estate loans	237,233	83.3	294,983	82.7

Other Loans:
Consumer loans:
Student loans	---	---	---	---
Home equity and improvement	47,675	16.7	61,752	17.3
Other	4	0.0	41	0.0

Total consumer loans	47,679	16.7	61,793	17.3

Other commercial loans	65	---	70	---

Total other loans	47,744	16.7	61,863	17.3

Total loans	$284,977	100.0%	$356,846	100.0%

(1) Total commercial real estate loans included industrial revenue bonds of $0, at December 31, 2013 and 2012.

Through December 31, 2013, gross loan balances (due from the borrower) related to TeamBank were reduced approximately $382.6 million since the transaction date because of $248.6 million of principal repayments, $61.5 million of transfers to foreclosed assets and $72.5 million of charge-downs to customer loan balances.  Gross loan balances (due from the borrower) related to Vantus Bank were reduced approximately $271.5 million since the transaction date because of $226.6 million of principal repayments, $16.3 million of transfers to foreclosed assets and $28.6 million of charge-downs to customer loan balances.  Gross loan balances (due from the borrower) related to Sun Security Bank were reduced approximately $155.9 million since the transaction date because of $98.7 million of principal repayments, $26.1 million of transfers to foreclosed assets and $31.1million of charge-offs to customer loan balances.  Gross loan balances (due from the borrower) related to InterBank were reduced approximately $108.3 million since the transaction date because of $79.9 million of principal repayments, $9.2 million of transfers to foreclosed assets and $19.2 million of charge-offs to customer loan balances.  Based upon the collectability analyses performed during the acquisitions, we expected certain levels of foreclosures and charge-offs and actual results through December 31, 2013, related to TeamBank, Vantus Bank, Sun Security Bank and InterBank portfolios, have been better than our expectations.  As a result, cash flows expected to be received from the acquired loan pools have increased, resulting in adjustments that were made to the related accretable yield which are discussed in Note 4 of the accompanying audited financial statements, included in Item 8 of this Report.

The following tables show the fixed- and adjustable-rate composition of the Bank's loan portfolio at the dates indicated. Amounts shown for TeamBank, Vantus Bank, Sun Security Bank and InterBank represent unpaid principal balances, before fair value discounts.  The tables are based on information prepared in accordance with generally accepted accounting principles.

Legacy Great Southern Loan Portfolio Composition by Fixed- and Adjustable-Rates:

	December 31,
	2013		2012		2011		2010		2009
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars In Thousands)
Fixed-Rate Loans:
Real Estate Loans
One- to four- family	$94,566	4.1%	$103,442	5.1%	$127,736	6.7%	$109,703	6.5%	$92,164	5.2%
Other residential	209,008	9.1	146,661	7.2	129,505	6.8	118,727	7.0	79,152	4.5
Commercial	397,618	17.2	330,196	16.3	321,226	16.9	255,678	15.0	211,862	12.0
Residential construction:
One- to four- family	17,270	0.8	18,024	0.9	28,177	1.4	27,168	1.6	26,547	1.5
Other residential	2,162	0.1	7,716	0.4	1,078	0.1	2,450	0.1	2,693	0.2
Commercial construction	156,142	6.8	126,756	6.3	88,671	4.7	76,383	4.5	29,941	1.7

Total real estate loans	876,766	38.1	732,795	36.2	696,393	36.6	590,109	34.7	442,359	25.1
Consumer	215,628	9.4	166,520	8.2	137,045	7.2	126,636	7.4	139,812	7.9
Other commercial	189,899	8.3	131,523	6.5	100,107	5.2	74,206	4.4	43,271	2.5
Total fixed rate loans	1,282,293	55.8	1,030,838	50.9	933,545	49.0	790,951	46.5	625,442	35.5

Adjustable-Rate Loans:
Real Estate Loans
One- to four- family	147,715	6.4	152,704	7.5	138,958	7.3	147,558	8.7	156,728	8.9
Other residential	116,591	5.1	120,857	6.0	114,238	6.0	88,332	5.2	106,605	6.1
Commercial	425,302	18.5	405,943	20.1	378,381	19.9	343,347	20.2	421,511	23.9
Residential construction:
One- to four- family	30,038	1.3	34,225	1.7	50,723	2.6	78,960	4.6	121,312	6.9
Other residential	30,826	1.3	19,840	1.0	26,748	1.4	7,550	0.4	19,319	1.1
Commercial construction	80,493	3.5	71,389	3.5	78,078	4.1	86,831	5.1	157,229	8.9

Total real estate loans	830,965	36.1	804,958	39.8	787,126	41.3	752,578	44.2	982,704	55.8
Consumer	59,631	2.6	54,130	2.7	46,977	2.5	46,523	2.7	46,508	2.6
Other commercial	125,370	5.5	133,108	6.6	136,277	7.2	111,674	6.6	108,007	6.1
Total adjustable -rate loans	1,015,966	44.2	992,196	49.1	970,380	51.0	910,775	53.5	1,137,219	64.5

Total Loans	2,298,259	100.0%	2,023,034	100.0%	1,903,925	100.0%	1,701,726	100.0%	1,762,661	100.0%
Less:
Loans in process	194,544		157,574		103,424		63,108		54,729
Deferred fees and discounts	2,994		2,192		2,726		2,541		2,161
Allowance for loan losses	40,116		40,649		41,232		41,487		40,101

Total legacy loans receivable, net	$2,060,605		$1,822,619		$1,756,543		$1,594,590		$1,665,670

Former TeamBank, N.A. Loan Portfolio Composition by Fixed- and Adjustable-Rates:

	December 31,
	2013		2012		2011		2010		2009
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars In Thousands)
Fixed-Rate Loans:
Real Estate Loans
One- to four- family	$3,596	6.7%	$5,420	6.3%	$7,739	4.7%	$11,943	5.4%	$20,449	6.3%
Other residential	1,012	1.9	3,902	4.5	5,288	3.2	5,330	2.4	5,955	1.8
Commercial	4,854	9.1	17,125	19.8	53,344	32.1	52,018	23.5	65,801	20.1
Construction	1,346	2.5	2,637	3.0	14,631	8.8	26,992	12.2	41,305	12.6

Total real estate loans	10,808	20.2	29,084	33.6	81,002	48.8	96,283	43.5	133,510	40.8
Consumer	73	0.1	159	0.2	444	0.3	1,021	0.5	2,450	0.8
Other commercial	668	1.3	1,557	1.8	4,897	2.9	9,751	4.4	16,028	4.9
Total fixed-rate loans	11,549	21.6	30,800	35.6	86,343	52.0	107,055	48.4	151,988	46.5

Adjustable-Rate Loans:
Real Estate Loans
One- to four- family	11,454	21.4	14,189	16.4	17,380	10.5	20,702	9.3	23,466	7.2
Other residential	151	0.3	618	0.7	998	0.6	1,617	0.7	2,126	0.7
Commercial	19,828	37.0	24,346	28.1	36,011	21.7	49,088	22.2	64,414	19.7
Construction	5,650	10.5	10,034	11.5	13,951	8.4	28,602	12.9	65,615	20.1

Total real estate loans	37,083	69.2	49,187	56.7	68,340	41.2	100,009	45.1	155,621	47.7
Consumer	4,190	7.8	4,989	5.8	5,722	3.4	6,716	3.0	7,606	2.3
Other commercial	736	1.4	1,686	1.9	5,598	3.4	7,699	3.5	11,553	3.5
Total adjustable-rate loans	42,009	78.4	55,862	64.4	79,660	48.0	114,424	51.6	174,780	53.5

Total Loans	53,558	100.0%	86,662	100.0%	166,003	100.0%	221,479	100.0%	326,768	100.0%
Less:
Loans in process	5		5		1,719		2,190		---
Fair value discounts	3,691		9,042		35,409		74,656		126,994

Total loans receivable, net	$49,862		$77,615		$128,875		$144,633		$199,774

Former Vantus Bank Loan Portfolio Composition by Fixed- and Adjustable-Rates:

	December 31,
	2013		2012		2011		2010		2009
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars In Thousands)
Fixed-Rate Loans:
Real Estate Loans
One- to four- family	$9,204	15.3%	$13,111	12.4%	$22,134	14.8%	$35,384	17.0%	$47,653	16.4%
Other residential	4,783	8.0	7,542	7.1	6,477	4.3	6,885	3.3	9,086	3.1
Commercial	4,773	8.0	13,136	12.4	22,744	15.2	33,505	16.1	47,845	16.4
Construction	288	0.5	792	0.7	581	0.4	3,204	1.5	8,658	3.0

Total real estate loans	19,048	31.8	34,581	32.6	51,936	34.7	78,978	37.9	113,242	38.9
Consumer	10,692	17.8	14,941	14.1	21,083	14.1	29,093	2.4	38,459	13.2
Other commercial	742	1.2	2,097	2.0	3,454	2.3	5,089	14.0	7,218	2.5
Total fixed-rate loans	30,482	50.8	51,619	48.7	76,473	51.1	113,160	54.3	158,919	54.6

Adjustable-Rate Loans:
Real Estate Loans
One- to four- family	9,795	16.3	13,049	12.3	15,876	10.6	19,109	9.2	25,419	8.7
Other residential	1,640	2.7	7,892	7.5	12,133	8.1	12,183	5.9	12,568	4.3
Commercial	10,648	17.7	22,295	21.1	25,808	17.3	35,770	17.2	49,896	17.2
Construction	31	0.1	760	0.8	4,031	2.7	7,655	3.7	9,145	3.2

Total real estate loans	22,114	36.8	43,996	41.7	57,848	38.7	74,717	36.0	97,028	33.4
Consumer	5,845	9.7	7,275	6.9	8,639	5.8	10,866	5.2	14,950	5.1
Other commercial	1,573	2.7	2,870	2.7	6,510	4.4	9,420	4.5	20,039	6.9
Total adjustable-rate loans	29,532	49.2	54,141	51.3	72,997	48.9	95,003	45.7	132,017	45.4

Total Loans	60,014	100.0%	105,760	100.0%	149,470	100.0%	208,163	100.0%	290,936	100.0%
Less:
Loans in process	3		1,851		255		83		---
Fair value discounts	2,091		8,426		26,179		47,917		64,986

Total loans receivable, net	$57,920		$95,483		$123,036		$160,163		$225,950

Former Sun Security Bank Loan Portfolio Composition by Fixed- and Adjustable-Rates:

	December 31, 2013		December 31, 2012		December 31, 2011
	Amount	%	Amount	%	Amount	%
	(Dollars In Thousands)
Fixed-Rate Loans:
Real Estate Loans
Residential
One- to four- family	$33,335	42.4%	$45,667	35.8%	$66,635	30.6%
Other residential	1,468	1.9	2,491	2.0	16,790	7.7
Commercial	22,171	28.2	36,759	28.8	57,576	26.5
Construction	637	0.7	2,714	2.2	25,191	11.6

Total real estate loans	57,611	73.2	87,631	68.8	166,192	76.4
Consumer loans	798	1.0	2,042	1.6	3,690	1.7
Other commercial loans	1,781	2.3	7,875	6.2	20,737	9.5

Total fixed-rate loans	60,190	76.5	97,548	76.6	190,619	87.6

Adjustable-Rate Loans:
Real Estate Loans
Residential
One- to four- family	8,194	10.4	9,755	7.7	4,212	1.9
Other residential	4,020	5.1	4,124	3.2	690	0.3
Commercial	5,255	6.7	8,508	6.7	4,816	2.2
Construction	636	0.8	1,757	1.3	9,427	4.4

Total real estate loans	18,105	23.0	24,144	18.9	19,145	8.8
Consumer loans	60	0.1	153	0.1	---	---
Other commercial loans	343	0.4	5,573	4.4	7,785	3.6

Total adjustable-rate loans	18,508	23.5	29,870	23.4	26,930	12.4

Total loans	78,698	100.0%	127,418	100.0%	217,549	100.0%

Less:
Loans in process	174		485		---
Fair value discounts	13,681		35,414		72,923

Total loans receivable, net	$64,843		$91,519		$144,626

Former InterBank Loan Portfolio Composition by Fixed- and Adjustable-Rates:

	December 31, 2013		December 31, 2012
	Amount	%	Amount	%
	(Dollars In Thousands)
Fixed-Rate Loans:
Real Estate Loans
Residential
One- to four- family	$77,181	27.1%	$88,573	24.8%
Other residential	3,059	1.1	4,866	1.4
Commercial	997	0.3	2,049	0.6
Construction	489	0.2	---	---

Total real estate loans	81,726	28.7	95,488	26.8
Consumer loans	846	0.3	673	0.2
Other commercial loans	---	---	4	---

Total fixed-rate loans	82,572	29.0	96,165	27.0

Adjustable-Rate Loans:
Real Estate Loans
Residential
One- to four- family	102,393	35.9	127,195	35.6
Other residential	26,458	9.3	41,014	11.5
Commercial	26,533	9.3	31,153	8.8
Construction	123	0.1	133	---

Total real estate loans	155,507	54.6	199,495	55.9
Consumer loans	46,833	16.4	61,120	17.1
Other commercial loans	65	---	66	---

Total adjustable-rate loans	202,405	71.0	260,681	73.0

Total loans	284,977	100.0%	356,846	100.0%

Less:
Loans in process	2		2
Fair value discounts	71,436		97,612

Total loans receivable, net	$213,539		$259,232

The following tables present the contractual maturities of loans at December 31, 2013. Amounts shown for TeamBank, Vantus Bank,  Sun Security Bank and InterBank represent unpaid principal balances, before fair value discounts.  The tables are based on information prepared in accordance with generally accepted accounting principles.

Legacy Great Southern Loan Portfolio Composition by Contractual Maturities:

	Less Than One Year	One to Five Years	After Five Years	Total
	(In Thousands)
Real Estate Loans:
Residential
One- to four- family	$32,191	$94,227	$115,863	$242,281
Other residential	55,466	214,015	56,118	325,599
Commercial	175,379	479,680	167,861	822,920
Residential construction:
One- to four- family	29,641	16,089	1,578	47,308
Other residential	1,808	26,440	4,740	32,988
Commercial construction	170,069	50,433	16,133	236,635
Total real estate loans	464,554	880,884	362,293	1,707,731
Other Loans:
Consumer loans:
Automobile and other	22,330	96,327	98,305	216,962
Home equity and improvement	7,917	17,148	33,232	58,297
Total consumer loans	30,247	113,475	131,537	275,259
Other commercial loans	122,718	104,544	88,007	315,269
Total other loans	152,965	218,019	219,544	590,528
Total legacy loans	$617,519	$1,098,903	$581,837	$2,298,259

As of December 31, 2013, loans due after December 31, 2014 with fixed interest rates totaled $884.2 million and loans due after December 31, 2014 with adjustable rates totaled $796.5 million.

Former TeamBank N.A. Loan Portfolio Composition by Contractual Maturities:

	Less Than One Year	One to Five Years	After Five Years	Total
	(In Thousands)
Real Estate Loans:
Residential
One- to four- family	$10,637	$3,152	$1,261	$15,050
Other residential	---	420	743	1,163
Commercial	14,083	9,510	1,089	24,682
Construction	6,911	85	---	6,996
Total real estate loans	31,631	13,167	3,093	47,891
Other Loans:
Consumer loans:
Home equity and improvement	4,190	---	---	4,190
Automobile and other	13	60	---	73
Total consumer loans	4,203	60	---	4,263
Other commercial loans	1,181	223	---	1,404
Total other loans	5,384	283	---	5,667
Total loans	$37,015	$13,450	$3,093	$53,558

As of December 31, 2013, loans due after December 31, 2014 with fixed interest rates totaled $7.2 million and loans due after December 31, 2014 with adjustable rates totaled $9.3 million.

Former Vantus Bank Loan Portfolio Composition by Contractual Maturities:

	Less Than One Year	One to Five Years	After Five Years	Total
	(In Thousands)
Real Estate Loans:
Residential
One- to four- family	$10,086	$6,203	$2,710	$18,999
Other residential	3,317	2,001	1,105	6,423
Commercial	8,450	6,971	---	15,421
Construction	71	229	19	319
Total real estate loans	21,924	15,404	3,834	41,162
Other Loans:
Consumer loans:
Student loans	510	---	---	510
Home equity and improvement	5,827	---	18	5,845
Automobile and other	160	1,669	8,353	10,182
Total consumer loans	6,497	1,669	8,371	16,537
Other commercial loans	1,432	883	---	2,315
Total other loans	7,929	2,552	8,371	18,852
Total loans	$29,853	$17,956	$12,205	$60,014

As of December 31, 2013, loans due after December 31, 2014 with fixed interest rates totaled $22.0 million and loans due after December 31, 2014 with adjustable rates totaled $8.2 million.

Former Sun Security Bank Loan Portfolio Composition by Contractual Maturities:

	Less Than One Year	One to Five Years	After Five Years	Total
	(In Thousands)
Real Estate Loans:
Residential
One- to four- family	$12,264	$14,273	$14,992	$41,529
Other residential	5,109	379	---	5,488
Commercial	9,716	15,511	2,199	27,426
Construction	846	397	30	1,273
Total real estate loans	27,935	30,560	17,221	75,716
Other Loans:
Consumer loans:
Student loans	---	---	---	---
Home equity and improvement	322	103	---	425
Automobile and other	336	84	13	433
Total consumer loans	658	187	13	858
Other commercial loans	1,518	606	---	2,124
Total other loans	2,176	793	13	2,982
Total loans	$30,111	$31,353	$17,234	$78,698

As of December 31, 2013, loans due after December 31, 2014 with fixed interest rates totaled $36.7 million and loans due after December 31, 2014 with adjustable rates totaled $11.9 million.

Former InterBank Loan Portfolio Composition by Contractual Maturities:

	Less Than One Year	One to Five Years	After Five Years	Total
	(In Thousands)
Real Estate Loans:
Residential
One- to four- family	$2,530	$23,214	$153,830	$179,574
Other residential	3,031	25,761	725	29,517
Commercial	2,602	24,928	---	27,530
Construction	405	84	123	612
Total real estate loans	8,568	73,987	154,678	237,233
Other Loans:
Consumer loans:
Student loans	---	---	---	---
Home equity and improvement	1,348	1,621	44,706	47,675
Automobile and other	---	4	---	4
Total consumer loans	1,348	1,625	44,706	47,679
Other commercial loans	---	---	65	65
Total other loans	1,348	1,625	44,771	47,744
Total loans	$9,916	$75,612	199,449	284,977

As of December 31, 2013, loans due after December 31, 2014 with fixed interest rates totaled $78.8 million and loans due after December 31, 2014 with adjustable rates totaled $196.3 million.

At December 31, 2013, $166.8 million, or 6.5%, of total loans were secured by junior lien mortgages and $14.2 million, or 4.3% of total loans, were interest only residential real estate loans.  At December 31, 2012, $195.9 million, or 7.7%, of total loans were secured by junior lien mortgages and $22.7 million, or 5.7% of total loans, were interest only residential real estate loans.  While high loan-to-value ratio mortgage loans are occasionally originated and held, they are typically either considered low risk based on analyses performed or are required to have private mortgage insurance.  The Company does not originate or hold option ARM loans or significant amounts of loans with initial teaser rates or subprime loans in its residential real estate portfolio.

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

In response to the economic recession that began in 2008, the composition of the Bank’s loan portfolio has changed over the past five years; construction and land development loan types were limited to reduce the risk, commercial real estate loan types were stabilized and emphasis was placed on increasing our multi-family, commercial business and consumer loan portfolios.

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

Residential Real Estate Lending

At December 31, 2013 and 2012, loans secured by residential real estate, excluding that which is under construction and excluding those covered by loss sharing agreements, totaled $568 million and $523 million, respectively, and represented approximately 21.2% and 20.6%, respectively, of the Bank's total loan portfolio. At December 31, 2013 and 2012, loans (net of fair value discounts) secured by residential real estate and covered by loss sharing agreements totaled $241 million and $305 million, respectively, and represented approximately 9.0% and 12.0%, respectively, of the Bank’s total loan portfolio.  The Bank's legacy one- to four-family residential real estate loan portfolio has been fairly stable since 2009. Overall, mortgage rates were very low throughout 2011, 2012 and the first half of 2013.  One-to four-family residential real estate loans increased significantly in 2012 with the FDIC-assisted acquisition of InterBank.  Since 2009, other residential real estate loan balances continued to increase as there was less competition to finance these projects by non-bank entities and the Bank has emphasized this type of loan.  In 2013, the Bank acquired a portfolio of multi-family loans totaling $86 million.

The Bank currently is originating one- to four-family adjustable-rate residential mortgage loans primarily with one-year adjustment periods. Rate adjustments on loans originated prior to July 2001 are based upon changes in prevailing rates for one-year U.S. Treasury securities. Rate adjustments on loans originated since July 2001 are based upon changes in the average of interbank offered rates for twelve month U.S. Dollar-denominated deposits in the London Market (LIBOR) or changes in prevailing rates for one-year U.S. Treasury securities. Rate adjustments are generally limited to 2% maximum annually as well as a maximum aggregate adjustment over the life of the loan. Accordingly, the interest rates on these loans typically may not be as rate sensitive as is the Bank's cost of funds. Generally, the Bank's adjustable-rate mortgage loans are not convertible into fixed-rate loans, do not permit negative amortization of principal and carry no prepayment penalty. The Bank also currently is originating other residential (multi-family) mortgage loans with interest rates that are generally either adjustable with changes to the prime rate of interest or fixed for short periods of time (three to seven years).

The Bank's portfolio of adjustable-rate mortgage loans also includes a number of loans with different adjustment periods, without limitations on periodic rate increases and rate increases over the life of the loans, or which are tied to other short-term market indices. These loans were originated prior to the industry standardization of adjustable-rate loans. Since the adjustable-rate mortgage loans currently held in the Bank's portfolio have not been subject to an interest rate environment which causes them to adjust to the maximum, these loans entail unquantifiable risks resulting from potential increased payment obligations on the borrower as a result of upward repricing. Many of these loans experienced upward interest rate adjustments in 2006 and 2008; however, the indices used by Great Southern for these types of loans have decreased since 2009.  Compared to fixed-rate mortgage loans, these loans are subject to increased risk of delinquency or default if a higher, fully-indexed rate of interest subsequently comes into effect in replacement of a lower rate currently in effect.  Prior to 2009, the Bank did not experience a significant increase in delinquencies in adjustable-rate mortgage loans due to a relatively low interest rate environment and favorable economic conditions.  However, since 2009, delinquencies on mortgage loans have generally increased.

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

Commercial Real Estate and Construction Lending

Commercial real estate lending has been a significant part of Great Southern's business activities since the mid-1980s.  Great Southern does commercial real estate lending in order to increase the potential yield on, and the proportion of interest rate sensitive loans in, its portfolio.  At December 31, 2008, commercial real estate loans and commercial construction loans each made up about one fourth of the total loan portfolio.  The economic recession that began in 2008 resulted in reduced activity in the market caused by the downturn in the economy and reduced real estate values. In response, Great Southern began limiting residential and commercial land development lending to reduce the risk in the portfolio and began originating an increased amount of commercial real estate loans.  Since December 31, 2008, the commercial land development construction loan portfolio has decreased significantly and, overall, commercial real estate loans have trended upward.  The increase in commercial real estate loans in 2013 indicates some economic improvement with increased investor activity in sales, purchases and refinancing of these types of properties.  Both commercial real estate occupancy and rental rates show improvement in the Bank’s market areas.  Excluding loans covered by loss sharing agreements, over the last three years, commercial real estate loans made up approximately 35-40% of the total loan portfolio while commercial construction loans were 8 - 10%.  Great Southern expects to continue to limit lending on land development loans in 2014 with modest increases in commercial construction and commercial real estate anticipated as the economy continues to improve.  See "Government Supervision and Regulation" below.

At December 31, 2013 and 2012, loans secured by commercial real estate, excluding that which is under construction and excluding loans covered under loss sharing agreements, totaled $823 million and $736 million, respectively, or approximately 30.7% and 28.9%, respectively, of the Bank's total loan portfolio.  At December 31, 2013 and 2012, loans (net of fair value discounts) secured by commercial real estate and covered by loss sharing agreements totaled $85 million and $131 million, respectively, and represented approximately 3.2% and 5.1%, respectively, of the Bank’s total loan portfolio.  In addition, at December 31, 2013 and 2012, construction loans, excluding loans covered under loss sharing agreements, secured by projects under construction and the land on which the projects are located aggregated $317 million and $278 million, respectively, or 11.8% and 10.9%, respectively, of the Bank's total loan portfolio.  At December 31, 2013 and 2012, construction loans (net of fair value discounts) covered by loss sharing agreements totaled $8 million and $15 million, respectively, and represented approximately 0.3% and 0.6%, respectively, of the Bank’s total loan portfolio.  A majority of the Bank's commercial real estate loans have been originated with adjustable rates of interest, most of which are tied to the Bank's prime rate. A large majority of the Bank’s commercial real estate loans (both fixed and adjustable) mature in five years or less.  Substantially all of these loans were originated with loan commitments which did not exceed 80% of the appraised value of the properties securing the loans.

The Bank's construction loans generally have a term of eighteen months or less.  The construction loan agreements for one- to four-family projects generally provide that principal reductions are required as individual condominium units or single-family houses are built and sold to a third party.  This insures that the remaining loan balance, as a proportion to the value of the remaining security, does not increase, assuming that the value of the remaining security does not decrease.  Loan proceeds are disbursed in increments as construction progresses.  Generally, the amount of each disbursement is based on the construction cost estimate with inspections of the project performed in connection with each disbursement request.  Normally, Great Southern's commercial real estate and other residential construction loans are made either as the initial stage of a combination loan (i.e., with a commitment from the Bank to provide permanent financing upon completion of the project) or with a commitment from a third party to provide permanent financing.

The Bank's commercial real estate and construction loan portfolios consist of loans with diverse collateral types.  The following table sets forth loans that were secured by certain types of collateral at December 31, 2013, excluding loans covered by loss sharing agreements.  These collateral types represent the five highest percentage concentrations of commercial real estate and construction loan types in the loan portfolio.

Collateral Type	Loan Balance	Percentage of Total Loan Portfolio	Non-Performing Loans at December 31, 2013
	(Dollars In Thousands)

Retail (Varied Projects)	$204,014	8.9%	$96
Office Industry	$151,892	6.6%	$96
Health Care Facilities	$127,373	5.5%	$0
Motels/Hotels	$110,836	4.8%	$4,094
Warehouses	$85,521	3.7%	$0

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

The Company executes interest rate swaps with certain commercial banking customers to facilitate their respective risk management strategies.  The Company began offering this service during 2011.  Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions.  As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  As of December 31, 2013, the Company had 24 interest rate swaps totaling $114.0 million in notional amount with commercial customers, and 24 interest rate swaps with the same notional amount with third parties related to this program.  As of December 31, 2012, the Company had 16 interest rate swaps totaling $81.7 million in notional amount with commercial customers, and 16 interest rate swaps with the same notional amount with a third party related to this program.  During the years ended December 31, 2013 and 2012, the Company recognized a net gain of $295,000 and a net loss of $38,000, respectively, in noninterest income related to changes in the fair value of these swaps.

Other Commercial Lending

At December 31, 2013 and 2012, Great Southern had $315 million and $265 million, respectively, in other commercial loans outstanding, excluding loans covered by loss sharing agreements, or 11.7% and 10.4%, respectively, of the Bank's total loan portfolio. At December 31, 2013 and 2012, other commercial loans (net of fair value discounts) covered by loss sharing agreements totaled $5 million and $15 million, respectively, and represented approximately 0.2% and 0.6%, respectively, of the Bank’s total loan portfolio.

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

As part of its commercial lending activities, Great Southern issues letters of credit and receives fees averaging approximately 1% of the amount of the letter of credit per year. At December 31, 2013, Great Southern had 91 letters of credit outstanding in the aggregate amount of $28.4 million. Approximately 43% of the aggregate amount of these letters of credit was secured, including one $2.9 million letter of credit secured by real estate which was issued to enhance the issuance of housing revenue refunding bonds and was current.
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

Great Southern offers a variety of secured consumer loans, including automobile loans, boat loans, home equity loans and loans secured by savings deposits. In addition, Great Southern also offers home improvement loans and unsecured consumer loans. Consumer loans, excluding those covered by loss sharing agreements, totaled $275 million and $221 million at December 31, 2013 and 2012, respectively, or 10.3% and 8.7%, respectively, of the Bank's total loan portfolio.  At December 31, 2013 and 2012, consumer loans (net of fair value discounts) covered by loss sharing agreements totaled $47 million and $61 million, respectively, and represented approximately 1.8% and 2.4%, respectively, of the Bank’s total loan portfolio.

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

Beginning in 1998, the Bank implemented indirect lending relationships, primarily with automobile dealerships.  Through these dealer relationships, the dealer completes the application with the consumer and then submits it to the Bank for credit approval.  While the Bank’s initial concentrated effort was on automobiles, the program has evolved for use with other tangible products where financing of the product is provided through the seller, including boats and manufactured homes.  At December 31, 2012 and 2012, the Bank had $226 million and $180 million, respectively, of indirect auto, boat, modular home and recreational vehicle loans in its portfolio, including loans totaling $11 million and $15 million, respectively, which are covered by loss sharing agreements.

The Company acquired student loans through the Vantus Bank FDIC-assisted transaction totaling $1.9 million at the acquisition date of September 4, 2009, of which $842,000 were guaranteed by Iowa Student Loans.  At December 31, 2013 and 2012, the balance of these student loans was $510,000 and $512,000, respectively, none of which was guaranteed.  The student loans are administered by Iowa Student Loan Liquidity Corporation.

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

Over the years, a number of banks, both locally and regionally, have sought to diversify the risk in their portfolios. In order to take advantage of this situation, Great Southern purchases participations in commercial real estate, commercial construction and other commercial loans. Great Southern subjects these loans to its normal underwriting standards used for originated loans and rejects any credits that do not meet those guidelines. The originating bank retains the servicing of these loans. Excluding those loans acquired and covered by loss sharing agreements with the FDIC, the Bank purchased $26.8 million and $12.3 of these loans in the fiscal years ended December 31, 2013 and 2012, respectively. Of the total $51.2 million of purchased participation loans outstanding at December 31, 2013, $8.0 million was purchased from one institution, secured by one property located in Texas. None of the loans in this relationship were non-performing at December 31, 2013. At December 31, 2013 and 2012, loans (net of fair value discounts) which were covered by loss sharing agreements with the FDIC included purchased and participation loans of $8.1 million and $25.6 million, respectively.  These amounts represent the undiscounted balance of these loans.

In October 2013, the Bank purchased $86.1 million of multi-family residential loans, which were auctioned by an unrelated FDIC-insured financial institution.  The Bank paid $87.9 million for the loans, which resulted in a 2.125% premium over the principal balances of the portfolio.  The Bank's purchased loan portfolio totaled $83.4 million at December 31, 2013.

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

Great Southern also sells whole residential real estate loans without recourse to Freddie Mac and Fannie Mae as well as to private investors, such as other banks, thrift institutions, mortgage companies and life insurance companies.  Whole real estate loans are sold with a provision for repurchase upon breach of representation, warranty or covenant.  These representations, warranties and covenants include those regarding the compliance of loan originations with all applicable legal requirements, mortgage title insurance policies when applicable, enforceable liens on collateral, collateral type, borrower credit worthiness, private mortgage insurance when required and compliance with all applicable federal regulations.  A minimal number of repurchase requests have been received to date based on a breach of representations, warranties and covenants as outlined in the investor contracts.  These loans are generally sold for cash in amounts equal to the unpaid principal amount of the loans adjusted for current market yields to the buyer. The sale amounts generally produce gains to the Bank and allow a margin for servicing income on loans when the servicing is retained by the Bank. However, residential real estate loans sold in recent years have primarily been with Great Southern releasing control of the servicing of the loans.

The Bank sold one- to four-family whole real estate loans and loan participations in aggregate amounts of $210.8 million, $263.3 million and $187.8 million during fiscal 2013, 2012, and 2011, respectively. Sales of whole real estate loans and participations in real estate loans can be beneficial to the Bank since these sales generally generate income at the time of sale, produce future servicing income on loans where servicing is retained, provide funds for additional lending and other investments, and increase liquidity.

The Bank sold guaranteed student loans in aggregate amounts of $-0-, $-0- and $799,000 during fiscal 2013, 2012 and 2011, respectively. During 2010, the federal government made changes to the student loan program which removed banks from the origination and servicing functions.  As a result, the Company was required to sell all of the guaranteed student loans it had remaining prior to December 31, 2010.

Gains, losses and transfer fees on sales of loans and loan participations are recognized at the time of the sale. When real estate loans and loan participations sold have an average contractual interest rate that differs from the agreed upon yield to the purchaser (less the agreed upon servicing fee), resulting gains or losses are recognized in an amount equal to the present value of the differential over the estimated remaining life of the loans. Any resulting discount or premium is accreted or amortized over the same estimated life using a method approximating the level yield interest method. When real estate loans and loan participations are sold with servicing released, as the Bank primarily does, an additional fee is received for the servicing rights. Net gains and transfer fees on sales of loans for fiscal 2103, 2012 and 2011 were $4.9 million, $5.5 million and $3.5 million, respectively.  These gains were from the sale of fixed-rate residential loans.

Although most loans currently sold by the Bank are sold with servicing released, the Bank had the servicing rights for approximately $166.2 million and $158.4 million at December 31, 2013 and 2012, respectively, of loans owned by others. The servicing of these loans generated fees (net of amortization of the servicing rights) to the Bank for the years ended December 31, 2013, 2012 and 2011, of $350,000, $132,000 and $1,000, respectively.

In addition to interest earned on loans and loan origination fees, the Bank receives fees for loan commitments, letters of credit, prepayments, modifications, late payments, transfers of loans due to changes of property ownership and other miscellaneous services. The fees vary from time to time, generally depending on the supply of funds and other competitive conditions in the market. Fees from prepayments, commitments, letters of credit and late payments totaled $1.5 million, $1.2 million and $808,000 for the years ended December 31, 2013, 2012 and 201, respectively. Loan origination fees, net of related costs, are accounted for in accordance with FASB ASC 310-20, Receivables – Nonrefundable Fees and Other Costs. Loan fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized in interest income using the level-yield method over the contractual life of the loan. For further discussion of this matter, see Note 1 of the accompanying audited financial statements.

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

The following tables set forth our loans by aging category:

	December 31, 2013
										Total
	30-59 Days		60-89 Days							Loans
	Past Due		Past Due		Over 90 Days		Total Past Due		Current	Receivable
	#	Amount	#	Amount	#	Amount	#	Amount	Amount	Amount
	(Dollars In Thousands)
One- to four-family residential construction	—	$—	—	$—	—	$—	—	$—	$34,662	$34,662
Subdivision construction	—	—	—	—	2	871	2	871	39,538	40,409
Land development	3	145	1	38	5	338	9	521	57,320	57,841
Commercial construction	—	—	—	—	—	—	—	—	184,019	184,019
Owner occupied one- to four-family residential	14	1,233	3	344	30	3,014	47	4,591	84,542	89,133
Non-owner occupied one- to four-family residential	13	1,562	1	171	9	843	23	2,576	143,332	145,908
Commercial real estate	12	2,856	1	131	5	6,205	18	9,192	771,498	780,690
Other residential	—	—	—	—	—	—	—	—	325,599	325,599
Commercial business	2	17	1	19	9	5,208	12	5,244	310,025	315,269
Industrial revenue bonds	—	—	—	—	1	2,023	1	2,023	40,207	42,230
Consumer auto	130	955	19	127	27	168	176	1,250	133,467	134,717
Consumer other	66	1,258	15	333	20	732	101	2,323	79,937	82,260
Home equity lines of credit	8	168	1	16	19	504	28	688	57,595	58,283
FDIC-supported loans, net of discounts (TeamBank)	15	414	3	130	22	1,396	40	1,940	47,922	49,862
FDIC-supported loans, net of discounts (Vantus Bank)	23	675	3	31	28	2,356	54	3,062	54,858	57,920
FDIC-supported loans, net of discounts (Sun Security Bank)	12	510	6	121	53	4,241	71	4,872	59,971	64,843
FDIC-supported loans, net of discounts (InterBank)	44	6,024	14	1,567	104	16,768	162	24,359	189,180	213,539
	342	15,817	68	3,028	334	44,667	744	63,512	2,613,672	2,677,184
Less FDIC-supported loans, net of discounts	94	7,623	26	1,849	207	24,761	327	34,233	351,931	386,164

Total	248	$8,194	42	$1,179	127	$19,906	417	$29,279	$2,261,741	$2,291,020

	December 31, 2012
										Total
	30-59 Days		60-89 Days							Loans
	Past Due		Past Due		Over 90 Days		Total Past Due		Current	Receivable
	#	Amount	#	Amount	#	Amount	#	Amount	Amount	Amount
	(Dollars In Thousands)
One- to four-family residential construction	1	$178	—	$—	—	$—	1	$178	$28,893	$29,071
Subdivision construction	4	478	—	—	1	3	5	481	35,324	35,805
Land development	—	—	—	—	3	2,471	3	2,471	60,088	62,559
Commercial construction	—	—	—	—	—	—	—	—	150,515	150,515
Owner occupied one- to four-family residential	34	3,305	6	263	19	2,352	59	5,920	77,939	83,859
Non-owner occupied one- to four-family residential	24	2,600	—	—	12	1,905	36	4,505	140,953	145,458
Commercial real estate	6	1,346	5	726	9	8,324	20	10,396	681,981	692,377
Other residential	1	3,741	—	—	—	—	1	3,741	263,777	267,518
Commercial business	15	2,094	3	153	8	4,139	26	6,386	258,245	264,631
Industrial revenue bonds	—	—	—	—	1	2,110	1	2,110	41,652	43,762
Consumer auto	105	690	11	73	30	120	146	883	81,727	82,610
Consumer other	71	1,522	9	242	28	834	108	2,598	81,217	83,815
Home equity lines of credit	7	185	6	146	11	220	24	551	53,674	54,225
FDIC-supported loans, net of discounts (TeamBank)	26	1,608	8	2,077	52	8,020	86	11,705	65,910	77,615
FDIC-supported loans, net of discounts (Vantus Bank)	41	1,545	10	669	47	5,641	98	7,855	87,628	95,483
FDIC-supported loans, net of discounts (Sun Security Bank)	29	1,539	9	384	118	21,342	156	23,265	68,254	91,519
FDIC-supported loans, net of discounts (InterBank)	92	10,212	32	4,662	223	33,928	347	48,802	210,430	259,232
	456	31,043	99	9,395	562	91,409	1,117	131,847	2,388,207	2,520,054
Less FDIC-supported loans, net of discounts	188	14,904	59	7,792	440	68,931	687	91,627	432,222	523,849

Total	268	$16,139	40	$1,603	122	$22,478	430	$40,220	$1,955,985	$1,996,205

Classified Assets

Federal regulations provide for the classification of loans and other assets such as debt and equity securities considered to be of lesser quality as "substandard," "doubtful" or "loss" assets. The regulations require insured institutions to classify their own assets and to establish prudent specific allocations for losses from assets classified "substandard" or "doubtful." “Substandard” assets include those characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.  Assets classified as “doubtful,” have all the weaknesses inherent in those classified as “substandard” with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.  For the portion of assets classified as "loss," an institution is required to either establish specific allowances of 100% of the amount classified or charge such amount off its books. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess a potential weakness (referred to as “special mention” assets), are required to be listed on the Bank's watch list and monitored for further deterioration. In addition, a bank's regulators may require the establishment of a general allowance for losses based on the general quality of the asset portfolio of the bank. Following are the total classified assets at December 31, 2013 and 2012, per the Bank's internal asset classification list, excluding assets acquired through FDIC-assisted transactions which are covered by loss sharing agreements. The allowances for loan losses reflected below are the portions of the Bank’s total allowances for loan losses relating to these classified loans.  There were no significant off-balance sheet items classified at December 31, 2013 and 2012.

	December 31, 2013
Asset Category	Substandard		Doubtful		Loss		Total Classified		Allowance for Losses
	(In Thousands)

Investment securities	$	---	$	---	$	---	$	---	$	---
Loans		46,273		2,398		---		48,671		7,444
Foreclosed assets		42,397		---		---		42,397		---
Total		$88,670		$2,398	$	---		$91,068		$7,444

	December 31, 2012
Asset Category	Substandard	Doubtful		Loss		Total Classified	Allowance for Losses
	(In Thousands)

Investment securities	$416	$	---	$	---	$416	$	---
Loans	70,735		1,000		---	71,735		11,397
Foreclosed assets	50,144		---		---	50,144		---
Total	$121,295		$1,000	$	---	$122,295		$11,397

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

Former TeamBank, Vantus Bank, Sun Security Bank and InterBank non-performing assets, including foreclosed assets, are not included in the totals of non-performing assets below due to the respective loss sharing agreements with the FDIC, which substantially cover principal losses that may be incurred in these portfolios. In addition, these covered assets were recorded at their estimated fair values as of March 20, 2009, for TeamBank, September 4, 2009, for Vantus Bank, October 7, 2011 for Sun Security Bank and April 27, 2012 for InterBank.  The total book value of these non-performing assets (net of discounts) was $33.8 million and $87.7 million at December 31, 2013 and 2012, respectively. The Company does generate some yield on the non-performing loans due to the accretion of a portion of the discount on these loans. No material additional losses or changes to these estimated fair values have been identified as of December 31, 2013.

	December 31,
	2013		2012		2011		2010		2009
	(Dollars In Thousands)

Non-accruing loans:
One- to four-family residential	$3,506		$4,020		$7,273		$5,555		$6,720
One- to four-family construction	---		---		186		578		373
Other residential	---		---		---		4,203		479
Commercial real estate	6,205	(1)	8,324	(2)	6,204	(3)	6,074	(4)	8,888	(5)
Other commercial	7,231	(6)	6,249	(7)	3,472		3,832		743
Commercial construction	1,209		2,474		9,316	(8)	7,528	(9)	8,310	(10)
Consumer	1,147		699		640		1,063		487

Total gross non-accruing loans	19,298		21,766		27,091		28,833		26,000

Loans over 90 days delinquent still accruing interest:
One- to four-family residential	351		237		40		---		103
Commercial real estate	---		---		---		---		---
Other commercial	---		---		---		---		---
Commercial construction	---		---		---		---		---
Consumer	257		475		366		587		387
Total loans over 90 days delinquent still accruing interest	608		712		406		587		490

Other impaired loans	---		---		---		---		---

Total gross non-performing loans	19,906		22,478		27,497		29,420		26,490

Foreclosed assets:
One- to four-family residential	744		1,200		1,849		2,896		5,662
One- to four-family construction	600		627		1,630		2,510		1,372
Other residential	5,900		7,232		7,853		4,178		---
Commercial real estate	3,135		2,738		2,290		4,565		2,143
Commercial construction	30,972		37,716		31,954		34,433		28,586
Other commercial	79		160		85		---		---

Total foreclosed assets	41,430		49,673		45,661		48,582		37,763

Repossessions	967		471		1,211		318		572

Total gross non-performing assets	$62,303		$72,622		$74,369		$78,320		$64,825
Total gross non-performing assets as a percentage of average total assets	1.75%		1.81%		2.13%		2.30%		1.90%
________________________
(1)	One relationship was $4.1 million of this total at December 31, 2013.
(2)	One relationship was $3.7 million of this total at December 31, 2012.
(3)	The largest loan in this category had a balance of $2.5 million at December 31, 2011.
(4)	The largest two loans in this category were $1.4 million and $1.0 million, respectively, at December 31, 2010.
(5)	One relationship was $2.8 million of this total at December 31, 2009.
(6)	One relationship was $2.7 million of this total at December 31, 2013.
(7)	One relationship was $2.6 million of this total at December 31, 2012.
(8)	One relationship was $3.6 million of this total at December 31, 2011.
(9)	The largest loan in this category had a balance of $2.0 million at December 31, 2010.
(10)	A portion of one relationship was $4.0 million of this total at December 31, 2009. The total relationship was $5.3 million.

See Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-performing Assets” for further information.

Gross impaired loans totaled $78.4 million at December 31, 2013 and $102.6 million at December 31, 2012. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due.  See Note 3 “Loans” of the accompanying audited financial statements included in Item 8 for additional information including further detail of non-accruing loans and impaired loans and details of troubled debt restructurings.  See also Note 15 “Disclosures About Fair Value of Financial Instruments” of the accompanying audited financial statements included in Item 8 for additional information.

For the year ended December 31, 2013, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $1.6 million. No interest income was included on these loans for the year ended December 31, 2013. For the year ended December 31, 2012, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $1.8 million. No interest income was included on these loans for the year ended December 31, 2012.

Restructured Troubled Debt

Included in impaired loans at December 31, 2013 and 2012, were loans modified in troubled debt restructurings as follows:

	December 31, 2013
			Restructured
			Troubled Debt
	Total		Nonaccruing
	Restructured	Accruing	and More Than
	Troubled Debt	Interest	30 Days Past Due
	(In Thousands)

Commercial real estate	$24,799	$22,822	$1,977
One- to four-family residential	5,618	4,356	1,262
Other residential	10,983	10,983	—
Construction	10,874	9,738	1,136
Commercial	1,520	1,509	11
Consumer	310	149	161
	$54,104	$49,557	$4,547

	December 31, 2012
			Restructured
			Troubled Debt
	Total		Nonaccruing
	Restructured	Accruing	and More Than
	Troubled Debt	Interest	30 Days Past Due
	(In Thousands)

Commercial real estate	$26,931	$22,528	$4,403
One- to four-family residential	7,089	4,199	2,890
Other residential	7,918	7,918	—
Construction	2,807	2,554	253
Commercial	1,875	875	1,000
Consumer	148	66	82
	$46,768	$38,140	$8,628

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

Senior management reviews these conditions weekly in discussions with our credit officers. To the extent that any of these conditions are evident in a specifically identifiable problem loan or portfolio segment as of the evaluation date, management's estimate of the effect of such condition may be reflected as a specific allowance applicable to such loan or portfolio segment. Where any of these conditions are not evident in a specifically identifiable problem loan or portfolio segment as of the evaluation date, management's evaluation of the loss related to these conditions is reflected in the unallocated allowance associated with our loan portfolio. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem loans or portfolio segments.

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

At December 31, 2013 and 2012, Great Southern had an allowance for losses on loans of $40.1 million and $40.6 million, respectively, of which $7.4 million and $11.4 million, respectively, had been allocated for specific loans.  All loans with specific allowances were considered to be impaired loans. The allowance and the activity within the allowance during 2013 and 2012 are discussed further in Note 3 “Loans and Allowance for Loan Losses” of the accompanying audited financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 8 and Item 7 of this Report, respectively.

The allocation of the allowance for losses on loans at the dates indicated is summarized as follows. The table is based on information prepared in accordance with generally accepted accounting principles.

	December 31,
	2013		2012		2011		2010		2009
	Amount	% of Loans to Total Loans (2)	Amount	% of Loans to Total Loans (2)	Amount	% of Loans to Total Loans (2)	Amount	% of Loans to Total Loans(2)	Amount	% of Loans to Total Loans(2)
	(Dollars In Thousands)
One- to four-family residential and construction	$6,235	15.6%	$6,820	15.2%	$11,424	18.1%	$11,453	21.3%	$11,698	22.5%
Other residential and construction	2,678	6.7	4,327	14.6	3,088	14.3	3,866	12.8	3,006	11.8
Commercial real estate	16,935	42.2	17,433	36.4	18,390	36.7	14,336	35.2	9,281	32.4
Commercial construction	4,464	11.1	3,938	9.8	2,952	8.8	5,852	9.6	9,663	10.7
Other commercial	6,449	16.1	5,093	13.1	2,974	12.4	2,481	10.9	3,590	12.0
Consumer and overdrafts	3,349	8.3	3,021	10.9	2,374	9.7	2,669	10.2	2,863	10.6
Loans covered by loss sharing agreements (1)	6	---	17	---	30	---	830	---	---	---
Total	$40,116	100.0%	$40,649	100.0%	$41,232	100.0%	$41,487	100.0%	$40,101	100.0%
______________
(1) Associated with these allowances at December 31, 2013, 2012 and 2011, are receivables from the FDIC totaling $5,000, $14,000 and $24,000, respectively, under the loss sharing agreements which will be collected if the losses are realized.
(2) Excludes loans covered by loss sharing agreements.

The following table sets forth an analysis of activity in the Bank's allowance for losses on loans showing the details of the activity by types of loans. The table is based on information prepared in accordance with generally accepted accounting principles.

	December 31,
	2013	2012	2011	2010	2009
	(Dollars In Thousands)

Balance at beginning of period	$40,649	$41,232	$41,487	$40,101	$29,163
Charge-offs:
One- to four-family residential	2,196	3,203	2,666	3,069	2,714
Other residential	3,248	3,579	8,019	1,214	1,878
Commercial real estate	9,836	18,010	13,862	11,495	9,235
Construction	788	18,027	9,770	17,407	6,977
Consumer, overdrafts and other loans	4,072	3,082	3,496	4,084	4,700
Other commercial	3,312	2,390	2,842	2,779	4,935

Total charge-offs	23,452	48,291	40,655	40,048	30,439

Recoveries:
One- to four-family residential	113	227	38	162	776
Other residential	43	347	1,547	151	---
Commercial real estate	2,412	701	57	606	19
Construction	172	882	455	561	1,207
Consumer, overdrafts and other loans	1,023	307	1,891	2,295	2,173
Other commercial	1,770	1,381	1,076	2,029	1,402

Total recoveries	5,533	3,845	5,064	5,804	5,577

Net charge-offs	17,919	44,446	35,591	34,244	24,862
Provision for losses on loans	17,386	43,863	35,336	35,630	35,800

Balance at end of period	$40,116	$40,649	$41,232	$41,487	$40,101
Ratio of net charge-offs to average loans outstanding	0.91%	2.43%	2.09%	2.05%	1.44%

Investment Activities

Excluding securities issued by the United States Government, or its agencies, there were no investment securities in excess of 10% of the Company’s stockholders’ equity at December 31, 2013, 2012 and 2011, respectively.  Agencies, for this purpose, primarily include Freddie Mac, Fannie Mae, Ginnie Mae and FHLBank.

As of December 31, 2013 and 2012, the Bank held approximately $805,000 and $920,000, respectively, in principal amount of investment securities which the Bank intends to hold until maturity. As of such dates, these securities had fair values of approximately $912,000 and $1.1 million, respectively. In addition, as of December 31, 2013 and 2012, the Company held approximately $555.3 million and $807.0 million, respectively, in principal amount of investment securities which the Company classified as available-for-sale. See Notes 1 and 2 of the accompanying audited financial statements included in Item 8 of this Report.

The amortized cost and fair values of, and gross unrealized gains and losses on, investment securities at the dates indicated are summarized as follows.

	December 31, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)

AVAILABLE-FOR-SALE SECURITIES:
U.S. government agencies	$20,000	$—	$2,745	$17,255
Mortgage-backed securities	365,020	4,824	2,266	367,578
Small Business Administration loan pools	43,461	1,394	—	44,855
States and political subdivisions	122,113	2,549	1,938	122,724
Equity securities	847	2,022	—	2,869
	$551,441	$10,789	$6,949	$555,281

HELD-TO-MATURITY SECURITIES
States and political subdivisions	$805	$107	$—	$912

	December 31, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)

AVAILABLE-FOR-SALE SECURITIES:
U.S. government agencies	$30,000	$40	$—	$30,040
Collateralized mortgage obligations	3,939	576	8	4,507
Mortgage-backed securities	582,039	14,861	814	596,086
Small Business Administration loan pools	50,198	1,295	—	51,493
States and political subdivisions	114,372	8,506	—	122,878
Equity securities	847	1,159	—	2,006
	$781,395	$26,437	$822	$807,010

HELD-TO-MATURITY SECURITIES
States and political subdivisions	$920	$164	$—	$1,084

	December 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)

AVAILABLE-FOR-SALE SECURITIES:
U.S. government agencies	$20,000	$60	$—	$20,060
Collateralized mortgage obligations	5,220	—	380	4,840
Mortgage-backed securities	628,729	13,728	802	641,655
Small Business Administration loan pools	55,422	1,070	—	56,492
States and political subdivisions	145,663	5,478	903	150,238
Corporate bonds	50	245	—	295
Equity securities	1,230	601	—	1,831
	$856,314	$21,182	$2,085	$875,411

HELD-TO-MATURITY SECURITIES
States and political subdivisions	$1,865	$236	$—	$2,101

Additional details of the Company's mortgage-backed securities at December 31, 2013, are described as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Mortgage-backed securities
FHLMC fixed	$3,562	$328	$—	$3,890
FHLMC hybrid ARM	15,828	959	—	16,787

Total FHLMC	19,390	1,287	—	20,677

FNMA fixed	11,590	292	489	11,393
FNMA hybrid ARM	32,967	980	62	33,885

Total FNMA	44,557	1,272	551	45,278

GNMA fixed	4,671	—	370	4,301
GNMA hybrid ARM	296,402	2,265	1,345	297,322

Total GNMA	301,073	2,265	1,715	301,623

	$365,020	$4,824	$2,266	$367,578

Total fixed	$19,823	$620	$859	$19,584
Total hybrid ARM	345,197	4,204	1,407	347,994

	$365,020	$4,824	$2,266	$367,578

The following tables present the contractual maturities and weighted average tax-equivalent yields of available-for-sale securities at December 31, 2013.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Cost	Tax-Equivalent Amortized Yield	Fair Value
	(Dollars In Thousands)
One year or less	$110	7.34%	$110
After one through five years	1,001	4.19%	984
After five through ten years	9,893	5.59%	10,032
After ten years	174,570	4.03%	173,708
Securities not due on a single maturity date	365,020	2.04%	367,578
Equity securities	847	0.00%	2,869

Total	$551,441	2.74%	$555,281
	One Year or Less		After One Through Five Years		After Five Through Ten Years		After Ten Years	Securities Not Due on a Single Maturity Date		Equity Securities		Total
	(In Thousands)

U.S. government agencies	$	---	$	---	$	---	$17,255	$	---	$	---	$17,255
Mortgage-backed securities		---		---		---	---		367,578		---	367,578
Small Business Administration loan pools		---		---		---	44,855		---		---	44,855
States and political subdivisions		110		984		10,032	111,598		---		---	122,724
Equity securities		---		---		---	---		---		2,869	2,869

Total		$110		$984		$10,032	$173,708		$367,578		$2,869	$555,281

The following table presents the contractual maturities and weighted average tax-equivalent yields of held-to-maturity securities at December 31, 2013.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Cost	Tax-Equivalent Amortized Yield	Approximate Fair Value
	(Dollars In Thousands)
After one through five years	$805	7.37%	$912

The following table shows our investments' gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2013, 2012 and 2011, respectively:

	2013
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)

U.S. government agencies	$20,000	$(2,745)	$—	$—	$20,000	$(2,745)
Mortgage-backed securities	127,901	(1,871)	39,255	(395)	167,156	(2,266)
States and political
subdivisions	50,401	(1,938)	—	—	50,401	(1,938)
	$198,302	$(6,554)	$39,255	$(395)	$237,557	$(6,949)

	2012
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)

Collateralized mortgage
obligations	$—	$—	$414	$(8)	$414	$(8)
Mortgage-backed securities	106,136	(814)	—	—	106,136	(814)
	$106,136	$(814)	$414	$(8)	$106,550	$(822)

	2011
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)

Collateralized mortgage
obligations	$3,760	$(110)	$1,460	$(270)	$5,220	$(380)
Mortgage-backed securities	61,720	(365)	91,824	(437)	153,544	(802)
States and political
subdivisions	6,436	(44)	7,381	(859)	13,817	(903)
	$71,916	$(519)	$100,665	$(1,566)	$172,581	$(2,085)

On at least a quarterly basis, the Company evaluates the securities portfolio to determine if an other-than-temporary impairment (OTTI) needs to be recorded.  For debt securities with fair values below carrying value, when the Company does not intend to sell a debt security, and it is more likely than not the Company will not have to sell the security before recovery of its cost basis, it recognizes the credit component of an OTTI of a debt security in earnings and the remaining portion in other comprehensive income.  For held-to-maturity debt securities, the amount of an OTTI recorded in other comprehensive income for the noncredit portion of a previous OTTI is amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security.  Details of the OTTI impairments recorded in 2012 and 2011 are included in Note 2 of the accompanying audited financial statements, which are included in Item 8 of this Report.

The Company’s consolidated statements of income as of December 31, 2013, 2012 and 2011, reflect the full impairment (that is, the difference between the security’s amortized cost basis and fair value) on debt securities that the Company intends to sell or would more likely than not be required to sell before the expected recovery of the amortized cost basis.  For available-for-sale and held-to-maturity debt securities that management has no intent to sell and believes that it more likely than not will not be required to sell prior to recovery, only the credit loss component of the impairment is recognized in earnings, while the noncredit loss is recognized in accumulated other comprehensive income.  The credit loss component recognized in earnings is identified as the amount of principal cash flows not expected to be received over the remaining term of the security as projected based on cash flow projections.

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

Deposits. The Bank attracts both short-term and long-term deposits from the general public by offering a wide variety of accounts and rates and also purchases brokered deposits from time to time. The Bank offers regular savings accounts, checking accounts, various money market accounts, fixed-interest rate certificates with varying maturities, certificates of deposit in minimum amounts of $100,000 ("Jumbo" accounts), brokered certificates and individual retirement accounts.  In 2011, the Bank increased its deposits through internal growth and through the assumption of deposits in an FDIC-assisted transaction.  The Bank has maintained a high percentage of those deposits through 2013.  In 2012, deposits increased again through internal growth and the assumption of deposits in an FDIC-assisted transaction.  The Bank has maintained a high percentage of those organic and assumed non-time deposits through 2013 as well.  Time deposits assumed in the 2012 transaction have decreased, as the Bank reduced rates paid on these types of deposits.  Approximately 50% of the time deposits assumed in the 2012 transaction have renewed at the new rates upon maturity.  In 2013, total deposits decreased primarily as a result of decreases in time deposits.  In addition, interest-bearing demand and savings deposits also decreased.  These transaction accounts decreased mainly due to planned reductions in certain account types, including accounts with collateralized deposit balances.  Also, some deposit types which had previously paid a low rate of interest were switched to non-interest-bearing demand deposit types.  Since 2010, retail certificates of deposit have trended downward because of customer preference to have immediate access to funds during the current low interest rate environment.

The following table sets forth the dollar amount of deposits, by interest rate range, in the various types of deposit programs offered by the Bank at the dates indicated.

	December 31,
	2013		2012		2011
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars In Thousands)
Time deposits:
0.00% - 0.99%	$669,698	23.84%	$666,573	21.14%	$432,778	14.61%
1.00% - 1.99%	251,118	8.94	426,589	13.53	628,063	21.19
2.00% - 2.99%	61,042	2.17	90,539	2.87	158,696	5.35
3.00% - 3.99%	9,413	0.34	13,240	0.42	17,228	0.58
4.00% - 4.99%	1,852	0.07	5,190	0.16	26,526	0.90
5.00% and above	819	0.03	1,816	0.06	5,708	0.19

Total time deposits	993,942	35.39	1,203,947	38.18	1,268,999	42.82
Non-interest-bearing demand deposits	522,805	18.61	385,778	12.23	330,813	11.16
Interest-bearing demand and savings deposits (0.20%-0.33%-0.61%)	1,291,879	46.00	1,563,468	49.59	1,363,727	46.02

Total Deposits	$2,808,626	100.00%	$3,153,193	100.00%	$2,963,539	100.00%

A table showing maturity information for the Bank's time deposits as of December 31, 2013, is presented in Note 8 of the accompanying audited financial statements, which are included in Item 8 of this Report.

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

The following table sets forth the time remaining until maturity of the Bank's time deposits as of December 31, 2013. The table is based on information prepared in accordance with generally accepted accounting principles.

	Maturity
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
	(In Thousands)

Time deposits:
Less than $100,000	$112,970	$93,414	$159,044	$154,403	$519,831
$100,000 or more	58,903	39,971	98,092	140,706	337,672
Brokered	28,132	18,104	26,358	53,684	126,278
Public funds(1)	2,179	3,078	1,892	3,012	10,161

Total	$202,184	$154,567	$285,386	$351,805	$993,942
______________ (1) Deposits from governmental and other public entities.

Brokered deposits. Brokered deposits are marketed through national brokerage firms to their customers in $1,000 increments. The Bank maintains only one account for the total deposit amount while the detailed records of owners are maintained by the Depository Trust Company under the name of CEDE & Co. The deposits are transferable just like a stock or bond investment and the customer can open the account with only a phone call, just like buying a stock or bond. This provides a large deposit for the Bank at a lower operating cost since the Bank only has one account to maintain versus several accounts with multiple interest and maturity dates. At December 31, 2013 and 2012, the Bank had approximately $126.3 million and $119.1 million in brokered deposits, respectively.

Included in the brokered deposits total at December 31, 2013 and 2012, was $76.3 million and $109.1 million, respectively in Certificate of Deposit Account Registry Service (CDARS) customer deposit accounts.  There were no CDARS purchased funds at December 31, 2013 or 2012.  CDARS customer deposit accounts are accounts that are just like any other deposit account on the Company’s books, except that the account total exceeds the FDIC deposit insurance maximum. When a customer places a large deposit with a CDARS Network bank, that bank uses CDARS to place the funds into deposit accounts issued by other banks in the CDARS Network. This occurs in increments of less than the standard FDIC insurance maximum, so that both principal and interest are eligible for complete FDIC protection. Other Network Members do the same thing with their customers' funds.

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

The Company may use interest rate swaps from time to time to manage its interest rate risks from recorded financial liabilities. In the past, the Company entered into interest rate swap agreements with the objective of economically hedging against the effects of changes in the fair value of its liabilities for fixed rate brokered certificates of deposit caused by changes in market interest rates. These interest rate swaps allowed the Company to create funding of varying maturities at a variable rate that in the past has approximated three-month LIBOR.  The Company did not utilize these types of interest rate swaps in 2013, 2012 or 2011.

Borrowings. Great Southern's other sources of funds include advances from the FHLBank, a Qualified Loan Review ("QLR") arrangement with the FRB, customer repurchase agreements and other borrowings.

As a member of the FHLBank, the Bank is required to own capital stock in the FHLBank and is authorized to apply for advances from the FHLBank. Each FHLBank credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLBank may prescribe the acceptable uses for these advances, as well as other risks on availability, limitations on the size of the advances and repayment provisions. At December 31, 2013 and 2012, the Bank's FHLBank advances outstanding were $126.8 million and $126.7 million, respectively.

The FRB has a QLR program where the Bank can borrow on a temporary basis using commercial loans pledged to the FRB. Under the QLR program, the Bank can borrow any amount up to a calculated collateral value of the commercial loans pledged, for virtually any reason that creates a temporary cash need. Examples of this could be: (1) the need to fund for late outgoing wires or cash letter settlements, (2) the need to disburse one or several loans but the permanent source of funds will not be available for a few days; (3) a temporary spike in interest rates on other funding sources that are being used; or (4) the need to purchase a security for collateral pledging purposes a few days prior to the funds becoming available on an existing security that is maturing. The Bank had commercial loans pledged to the FRB at December 31, 2013 that would have allowed approximately $418.9 million to be borrowed under the above arrangement.  There were no outstanding borrowings from the FRB at December 31, 2013 or 2012 and the facility was not used during 2013 or 2012.

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

In November 2006, Great Southern Capital Trust II ("Trust II"), a statutory trust formed by the Company for the purpose of issuing the securities, issued $25,000,000 aggregate liquidation amount of floating rate cumulative trust preferred securities. The Trust II securities bear a floating distribution rate equal to 90-day LIBOR plus 1.60%. The Trust II securities were redeemable at the Company's option beginning in February 2012, and if not sooner redeemed, mature on February 1, 2037. The Trust II securities were sold in a private transaction exempt from registration under the Securities Act of 1933, as amended. The gross proceeds of the offering were used to purchase Junior Subordinated Debentures from the Company totaling $25.8 million and bearing an interest rate identical to the distribution rate on the Trust II securities. The initial interest rate on the Trust II debentures was 6.98%. The interest rate was 1.84% and 1.91% at December 31, 2013 and 2012, respectively.

In July 2007, Great Southern Capital Trust III ("Trust III"), a statutory trust formed by the Company for the purpose of issuing the securities, issued $5,000,000 aggregate liquidation amount of floating rate cumulative trust preferred securities. The Trust III securities bear a floating distribution rate equal to 90-day LIBOR plus 1.40%. The Trust III securities were redeemable at the Company's option beginning in October 2012, and if not sooner redeemed, mature on October 1, 2037. The Trust III securities were sold in a private transaction exempt from registration under the Securities Act of 1933, as amended. The gross proceeds of the offering were used to purchase Junior Subordinated Debentures from the Company totaling $5.2 million and bearing an interest rate identical to the distribution rate on the Trust III securities. The initial interest rate on the Trust III debentures was 6.76%. The interest rate was 1.65% and 1.76% at December 31, 2013 and 2012, respectively.

In 2013, the Company entered into two interest rate cap agreements for a portion of its Junior Subordinated Debentures associated with its trust preferred securities.  Under the agreements, with notional amounts of $25 million and $5 million, respectively, the Company will pay interest on its Junior Subordinated Debentures in accordance with the original terms at a floating rate based on LIBOR.  Should interest rise above a certain threshold, the counterparty will reimburse the Company for interest paid such that the Company will have an effective interest rate on the portion of its Junior Subordinated Debentures no higher than 2.37% for the first agreement and no higher than 2.17% on the second agreement.  The effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.  The fair value of the interest rate caps at December 31, 2013 was $685,000.

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

	Year Ended December 31,
	2013	2012	2011
	(Dollars In Thousands)

FHLBank Advances:
Maximum balance	$128,125	$181,780	$184,437
Average balance	127,561	145,464	159,148
Weighted average interest rate	3.11%	3.05%	3.29%

The following table sets forth certain information as to the Company's FHLBank advances at the dates indicated.

	December 31,
	2013	2012	2011
	(Dollars In Thousands)

FHLBank advances	$126,757	$126,730	$184,437

Weighted average interest rate of FHLBank advances	3.85%	3.89%	4.02%

The following tables set forth the maximum month-end balances, average daily balances and weighted average interest rates of other borrowings during the periods indicated.

	Year Ended December 31, 2013
	Maximum Balance	Average Balance	Weighted Average Interest Rate
	(Dollars In Thousands)
Other Borrowings:
Securities sold under reverse repurchase agreements	$219,415	$179,667	0.03%
Other	1,128	713	---

Total		$180,380	0.03%
Total maximum month-end balance	$220,543

	Year Ended December 31, 2012
	Maximum Balance	Average Balance	Weighted Average Interest Rate
	(Dollars In Thousands)
Other Borrowings:
Securities sold under reverse repurchase agreements	$225,859	$212,092	0.15%
Other	772	560	---

Total		$212,652	0.15%
Total maximum month-end balance	$226,381

	Year Ended December 31, 2011
	Maximum Balance	Average Balance	Weighted Average Interest Rate
	(Dollars In Thousands)
Other Borrowings:
Securities sold under reverse repurchase agreements	$276,910	$250,149	0.27%
Other	778	678	---

Total		$250,827	0.27%
Total maximum month-end balance	$277,688

The following tables set forth year-end balances and weighted average interest rates of the Company's other borrowings at the dates indicated.

	December 31,
	2013		2012		2011
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
	(Dollars In Thousands)
Other borrowings:
Securities sold under reverse repurchase agreements	$134,981	0.04%	$179,644	0.07%	$216,737	0.22%
Other	1,128	—	772	—	660	—

Total	$136,109	0.04%	$180,416	0.07%	$217,397	0.22%

The following table sets forth the maximum month-end balances, average daily balances and weighted average interest rates of structured repurchase agreements during the periods indicated.

	Year Ended December 31,
	2013	2012	2011
	(Dollars In Thousands)
Structured repurchase agreements:
Maximum balance	$53,034	$53,086	$53,138
Average balance	52,218	53,066	53,117
Weighted average interest rate	4.34%	4.33%	4.31%

The following table sets forth certain information as to the Company's structured repurchase agreements at the dates indicated.

	December 31,
	2013	2012	2011
	(Dollars In Thousands)

Structured repurchase agreements	$50,000	$53,039	$53,090
Weighted average interest rate of structured repurchase agreements	4.34%	4.36%	4.31%

The following table sets forth the maximum month-end balances, average daily balances and weighted average interest rates of subordinated debentures issued to capital trusts during the periods indicated.

	Year Ended December 31,
	2013	2012	2011
	(Dollars In Thousands)
Subordinated debentures:
Maximum balance	$30,929	$30,929	$30,929
Average balance	30,929	30,929	30,929
Weighted average interest rate	1.81%	1.99%	1.84%

The following table sets forth certain information as to the Company's subordinated debentures issued to capital trusts at the dates indicated.

	December 31,
	2013	2012	2011
	(Dollars In Thousands)

Subordinated debentures	$30,929	$30,929	$30,929
Weighted average interest rate of subordinated debentures	1.81%	1.89%	1.99%

Subsidiaries

Great Southern. As a Missouri-chartered trust company, Great Southern may invest up to 3%, which was equal to $106.5 million at December 31, 2013, of its assets in service corporations. At December 31, 2013, the Bank's total investment in Great Southern Real Estate Development Corporation ("Real Estate Development") was $2.4 million. Real Estate Development was incorporated and organized in 2003 under the laws of the State of Missouri. At December 31, 2013, the Bank's total investment in Great Southern Financial Corporation ("GSFC") was $6.2 million. GSFC is incorporated under the laws of the State of Missouri, and, until November 30, 2012 did business as Great Southern Insurance and Great Southern Travel.  At December 31, 2013, the Bank's total investment in Great Southern Community Development Company, L.L.C. (“CDC”) and its subsidiary Great Southern CDE, L.L.C. ("CDE") was $2.6 million. CDC and CDE were incorporated and organized in 2010 under the laws of the State of Missouri. At December 31, 2013, the Bank's total investment in GS, L.L.C. ("GSLLC") was $41.9 million. GSLLC was incorporated and organized in 2005 under the laws of the State of Missouri. At December 31, 2013, the Bank's total investment in GSSC, L.L.C. ("GSSCLLC") was $20.3 million. GSSCLLC was incorporated and organized in 2009 under the laws of the State of Missouri. These subsidiaries are primarily engaged in the activities described below. At December 31, 2013, the Bank's total investment in GSRE Holding, L.L.C. ("GSRE Holding") was $1.5 million. GSRE Holding was incorporated and organized in 2009 under the laws of the State of Missouri. At December 31, 2013, the Bank's total investment in GSRE Holding II, L.L.C. ("GSRE Holding II") was $-0-. GSRE Holding II was incorporated and organized in 2009 under the laws of the State of Missouri.  At December 31, 2013, the Bank's total investment in GSRE Holding III, L.L.C. ("GSRE Holding III") was $-0-. GSRE Holding III was incorporated and organized in 2012 under the laws of the State of Missouri. In addition, Great Southern has four other subsidiary companies that are not considered service corporations, GSB One, L.L.C., GSB Two, L.L.C., VFP Conclusion Holding, L.L.C. and VFP Conclusion Holding II, L.L.C.  These companies are also described below.

Great Southern Real Estate Development Corporation. Generally, the purpose of Real Estate Development is to hold real estate assets which have been obtained through foreclosure by the Bank and which require ongoing operation of a business or completion of construction. In 2013 and 2012, Real Estate Development did not hold any significant real estate assets. Real Estate Development had net income (loss) of $(13,650) and -0- in the years ended December 31, 2013 and 2012, respectively.

General Insurance Agency and Travel Agency. The Company sold these business units on November 30, 2012.

Great Southern Community Development Company, L.L.C. and Great Southern CDE, L.L.C. Generally, the purpose of CDC is to invest in community development projects that have a public benefit, and are permissible under Missouri and Kansas law.  These include such activities as investing in real estate and investing in other community development entities.  It also serves as parent to subsidiary CDE which invests in limited liability entities for the purpose of acquiring federal tax credits to be utilized by Great Southern.  CDC had consolidated net losses of $(375,000) and $(206,000) in years ended December 31, 2013 and 2012, respectively.

GS, L.L.C. GS, L.L.C. was organized in 2005.  GSLLC is a limited liability company that invests in multiple limited liability entities for the purpose of acquiring state and federal tax credits which are utilized by Great Southern.  GSLLC had net losses of $(5.1 million) and $(4.3 million) in the years ended December 31, 2013 and 2012, respectively, which primarily resulted from the cost to acquire tax credits.  These losses were offset by the tax credits utilized by Great Southern.

GSSC, L.L.C. GSSC, L.L.C. was organized in 2008.  GSSCLLC is a limited liability company that invests in multiple limited liability entities for the purpose of acquiring state tax credits which are utilized by Great Southern or sold to third parties.  GSSCLLC had net income of $32,000 and $805,000 in the years ended December 31, 2013 and 2012, respectively.

GSRE Holding, L.L.C. Generally, the purpose of GSRE Holding is to hold real estate assets which have been obtained through foreclosure by the Bank and which require ongoing operation of a business or completion of construction.  At December 31, 2013, GSRE Holding held only cash of $1.5 million.  GSRE Holding had net losses of $(2,000) in each of the years ended December 31, 2013 and 2012.

GSRE Holding II, L.L.C. Generally, the purpose of GSRE Holding II is to hold real estate assets which have been obtained through foreclosure by the Bank and which require ongoing operation of a business or completion of construction. In 2013 and 2012, GSRE Holding II did not hold any significant real estate assets. GSRE Holding II had net income of $-0- in each of the years ended December 31, 2013 and 2012.

GSRE Holding III, L.L.C. Generally, the purpose of GSRE Holding III is to hold real estate assets which have been obtained through foreclosure by the Bank and which require ongoing operation of a business or completion of construction. In 2013 and 2012, GSRE Holding III did not hold any significant real estate assets. GSRE Holding III had net income of $-0- in each of the years ended December 31, 2013 and 2012.

GSB One, L.L.C. At December 31, 2013, the Bank's total investment in GSB One, L.L.C. ("GSB One") and GSB Two, L.L.C. ("GSB Two") was $983 million.  The capital contribution was made by transferring participations in loans to GSB Two. GSB One is a Missouri limited liability company that was formed in March of 1998.  Currently the only activity of this company is the ownership of GSB Two.

GSB Two, L.L.C. This is a Missouri limited liability company that was formed in March of 1998.  GSB Two is a real estate investment trust ("REIT"). It holds participations in real estate mortgages from the Bank.  The Bank continues to service the loans in return for a management and servicing fee from GSB Two.  GSB Two had net income of $42.4 million and $43.0 million in the years ended December 31, 2013 and 2012, respectively.

VFP Conclusion Holding, L.L.C. VFP Conclusion Holding, L.L.C. (“VFP”) is a Missouri limited liability company that was formed in August of 2011.  Generally, the purpose of VFP is to hold real estate assets which have been obtained through foreclosure by the Bank.  The real estate assets obtained through foreclosure were formerly collateral to a participation loan sold by the Bank.  The Bank has a 50 percent interest in VFP and at December 31, 2013 its investment totaled $3.9 million.  Two other entities also have interests in VFP as a result of their participation in the loan sold by the Bank.  VFP had net losses of $(58,000) and $(9,000) in the years ended December 31, 2013 and 2012, respectively.

VFP Conclusion Holding II, L.L.C. VFP Conclusion Holding II, L.L.C. (“VFP II”) is a Missouri limited liability company that was formed in September of 2012.  Generally, the purpose of VFP II is to hold real estate assets which have been obtained through foreclosure by the Bank.  The real estate assets obtained through foreclosure were formerly collateral to a participation loan sold by the Bank.  The Bank has a 50 percent interest in VFP II and at December 31, 2013 its investment totaled $2.2 million.  One other entity also has an interest in VFP II as a result of its participation in the loan sold by the Bank.  VFP II had net income of $35,000 and $13,000 for the years ended December 31, 2013 and 2012, respectively.

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

The Company faces strong competition in attracting deposits throughout its six-state footprint.  The Company attracts a significant amount of deposits through its branch offices primarily from the communities in which those branch offices are located.  Of our total 96 branch offices, 65.7% of our franchise (based on FDIC market share deposits) is located in Missouri where our total market share at June 30, 2013, was 1.3% or eighth in the state.  The financial institutions with the top three market share positions in Missouri at June 30, 2013, were Scottrade, U.S. Bank and Commerce Bank, which had a combined market share of 30.7%.  We also have branch offices in the states of Iowa, Kansas, Minnesota, Nebraska and Arkansas which make up 11.1%, 11.0%, 9.6%, 2.1%, and 0.5% of our total franchise (based on deposits).  In Iowa and Kansas, we have 0.5% and 0.5%, respectively, of the deposit market share at June 30, 2013, with rankings of 37th and 40th in these states, respectively.  The leading market share positions in these states are held by Wells Fargo Bank and Bank of America, respectively.  The Company’s market share for our primary metropolitan statistical areas was as follows at June 30, 2013:

Metropolitan	Number of	Percentage of Total		Institution with Leading
Statistical Area	Branch Offices	Market Share	Rank	Market Share Position

Springfield, MO	24	12.4%	2	Commerce Bank
Sioux City, IA	7	5.7	5	Security National Bank of Sioux City
Kansas City, MO	11	0.4	37	UMB Bank
St. Louis, MO	7	0.4	44	Scottrade Bank
Omaha, NE	3	0.2	43	First National Bank of Omaha
NW Arkansas	1	0.2	33	Arvest Bank
Minneapolis, MN	4	0.2	22	Wells Fargo Bank

Our most direct competition for deposits has historically come from other commercial banks, savings institutions and credit unions located in our market areas.  The Bank competes for these deposits by offering a variety of deposit accounts at competitive rates, convenient business hours, and convenient branch, ATM and mobile services. Our ability to attract and retain customer deposits depends on our ability to generally provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities.

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

Employees

At December 31, 2013, the Bank and its affiliates had a total of 1,163 employees, including 276 part-time employees.  None of the Bank's employees are represented by any collective bargaining agreement.  Management considers its employee relations to be good.

Government Supervision and Regulation

General

The Company and its subsidiaries are subject to supervision and examination by applicable federal and state banking agencies.  The earnings of the Bank's subsidiaries, and therefore the earnings of the Company, are affected by general economic conditions, management policies, federal and state legislation, and actions of various regulatory authorities, including the FRB, the Federal Deposit Insurance Corporation (the "FDIC") and  the Missouri Division of Finance (the “MDF”).  The following is a brief summary of certain aspects of the regulation of the Company and the Bank and does not purport to fully discuss such regulation.  Such regulation is intended primarily for the protection of depositors and the Deposit Insurance Fund, and not for the protection of stockholders.

Significant Legislation Impacting the Financial Services Industry

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

•	Require new capital rules and apply to bank holding companies the same leverage and risk-based capital requirements that apply to insured depository institutions.
•	Change the assessment base for federal deposit insurance from the amount of insured deposits to consolidated average assets less Tier 1 capital.
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

•	Make permanent the $250 thousand limit for federal deposit insurance.
•	Repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.
•	Increase the authority of the FRB to examine the Company and its non-bank subsidiaries.
•	Require all bank holding companies to serve as a source of financial strength to their depository institution subsidiaries in the event such subsidiaries suffer from financial distress.

Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Company and the financial services industry more generally. Provisions in the legislation that affect deposit insurance assessments, and payment of interest on demand deposits could increase the costs associated with deposits. Revisions to the capital requirements of the Company and the Bank could require the Company and the Bank to seek additional sources of capital in the future. See “New Capital Rules” below.

Bank Holding Company Regulation

The Company is a bank holding company that has elected to be treated as a financial holding company by the FRB. Financial holding companies are subject to comprehensive regulation by the FRB under the Bank Holding Company Act and the regulations of the FRB.  The Company is required to file reports with the FRB and such additional information as the FRB may require, and is subject to regular examinations by the FRB.  The FRB also has extensive enforcement authority over financial holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a holding company divest subsidiaries (including its bank subsidiaries).  In general, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices.

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

Volcker Rule

The federal banking agencies have adopted regulations, effective April 15, 2014, with a conformance period for certain features lasting until July 21, 2015, to implement the provisions of the Dodd-Frank Act known as the Volcker Rule.  Under the regulations, FDIC-insured depository institutions, their holding companies, subsidiaries and affiliates (collectively, “banking entities”), are generally prohibited, subject to certain exemptions, from proprietary trading of securities and other financial instruments and from acquiring or retaining an ownership interest in a “covered fund.”

Trading in certain government obligations is not prohibited.  These include, among others, obligations of or guaranteed by the United States or an agency or government-sponsored entity of the United States, obligations of a State of the United States or a political subdivision thereof, and municipal securities.  Proprietary trading generally does not include transactions under repurchase and reverse repurchase agreements, securities lending transactions and purchases and sales for the purpose of liquidity management if the liquidity management plan meets specified criteria; nor does it generally include transactions undertaken in a fiduciary capacity.

The term “covered fund” can include, in addition to many private equity and hedge funds and other entities, certain collateralized mortgage obligations, collateralized debt obligations and collateralized loan obligations, and other items, but it does not include wholly owned subsidiaries, certain joint ventures, or loan securitizations generally if the underlying assets are solely loans.  The term “ownership interest” includes not only an equity interest or a partnership interest, but also an interest that has the right to participate in selection or removal of a general partner, managing member, director, trustee or investment manager or advisor; to receive a share of income, gains or profits of the fund; to receive underlying fund assets after all other interests have been redeemed; to receive all or a portion of excess spread; or to receive income on a pass-through basis or income determined by reference to the performance of fund assets. In addition, “ownership interest” includes an interest under which amounts payable can be reduced based on losses arising from underlying fund assets.

Activities eligible for exemptions include, among others, certain brokerage, underwriting and marketing activities, and risk-mitigating hedging activities with respect to specific risks and subject to specified conditions.

Interstate Banking and Branching

Federal law allows the FRB to approve an application of a bank holding company to acquire control of, or acquire all or substantially all of the assets of, a bank located in a state other than such holding company's home state, without regard to whether the transaction is prohibited by the laws of any state.  The FRB may not approve the acquisition of a bank that has not been in existence for the minimum time period (not exceeding five years) specified by the statutory law of the host state.  Federal law also prohibits the FRB from approving such an application if the applicant (and its depository institution affiliates) controls or would control more than 10% of the insured deposits in the United States or if the applicant would control 30% or more of the deposits in any state in which the target bank maintains a branch and in which the applicant or any of its depository institution affiliates controls a depository institution or branch immediately prior to the acquisition of the target bank.  Federal law does not affect the authority of states to limit the percentage of total insured deposits in the state which may be held or controlled by a bank or bank holding company to the extent such limitation does not discriminate against out-of-state banks or bank holding companies.  Individual states may also waive the 30% state-wide concentration limit. Missouri law prohibits a bank holding company from acquiring a depository institution if total deposits would exceed 13% of statewide deposits excluding bank certificates of deposit of $100,000 or more.

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

All loans by the Bank to the principal stockholders, directors and executive officers of the Bank or any affiliate are subject to regulations restricting loans and other transactions with insiders of the Bank.  Transactions involving such persons must be on terms and conditions comparable to those for similar transactions with non-insiders.  A bank may allow favorable rate loans to insiders pursuant to an employee benefit program available to bank employees generally.  The Bank has such a program.

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

Capital

General.  The federal banking agencies have adopted various capital-related regulations. Under the current regulations, a bank will be well capitalized if it has: (i) a total risk-based capital ratio of 10% or greater; (ii) a Tier 1 risk-based ratio of 6% or greater; (iii) a leverage ratio of 5% or greater; and (iv) is not subject to a regulatory requirement to maintain any specific capital measure. A bank will be adequately capitalized if it is not "well capitalized" and has: (i) a total risk-based capital ratio of 8% or greater; (ii) a Tier 1 risk-based ratio of 4% or greater; and (iii) a leverage ratio of 4% or greater. As of December 31, 2013, the Bank was "well capitalized."  An institution that is not well-capitalized is subject to certain restrictions on brokered deposits and interest rates on deposits.  See “New Capital Rules” below.

The federal banking regulators are required to take prompt corrective action if an institution fails to satisfy the requirements to qualify as adequately capitalized.  All institutions, regardless of their capital levels, will be restricted from making any capital distribution or paying any management fees that would cause the institution to fail to satisfy the requirements to qualify as adequately capitalized.  An institution that is not at least adequately capitalized will be: (i) subject to increased monitoring by the appropriate federal banking regulator; (ii) required to submit an acceptable capital restoration plan (including certain guarantees by any company controlling the institution) within 45 days; (iii) subject to asset growth limits; and (iv) required to obtain prior regulatory approval for acquisitions, branching and new lines of business. Additional restrictions and appointment of a receiver or conservator, can apply, depending on the institution's capital level.  The FDIC has jurisdiction over the Bank for purposes of prompt corrective action.  When the FDIC as receiver liquidates an institution, the claims of depositors and the FDIC as their successor (for deposits covered by FDIC insurance) have priority over other unsecured claims against the institution, including claims of stockholders.

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

The FRB has established capital regulations for bank holding companies that generally parallel the capital regulations for banks.  To be considered "well capitalized," a bank holding company must have, on a consolidated basis, a total risk-based capital ratio of 10.0% or greater and a Tier 1 risk-based capital ratio of 6.0% or greater and must not be subject to an individual order, directive or agreement under which the FRB requires it to maintain a specific capital level.  As of December 31, 2013, the Company was "well capitalized."  See “New Capital Rules” below.

New Capital Rules.  Effective January 1, 2015 (with some changes transitioned into full effectiveness over two to four years), the Company and the Bank will be subject to new capital regulations adopted by the FRB and the FDIC, which create a new required ratio for common equity Tier 1 (“CET1”) capital, increase the minimum leverage and Tier 1 capital ratios, change the risk-weightings of certain assets for purposes of the risk-based capital ratios, create an additional capital conservation buffer over the required capital ratios, and change what qualifies as capital for purposes of meeting the capital requirements.

Under the new capital regulations, the minimum capital ratios are: (1) a CET1 capital ratio of 4.5% of risk-weighted assets; (2) a Tier 1 capital ratio of 6.0% of risk-weighted assets; (3) a total capital ratio of 8.0% of risk-weighted assets; and (4) a leverage ratio (the ratio of Tier 1 capital to average total adjusted assets) of 4.0%.  CET1 generally consists of common stock; retained earnings; accumulated other comprehensive income (“AOCI”) unless we elect to exclude AOCI from regulatory capital, as discussed below; and certain minority interests; all subject to applicable regulatory adjustments and deductions.

There are a number of changes in what constitutes regulatory capital, subject to transition periods.  These changes include the phasing-out of certain instruments as qualifying capital.  Mortgage servicing and deferred tax assets over designated percentages of CET1 will be deducted from capital.  In addition, Tier 1 capital will include AOCI, which includes all unrealized gains and losses on available for sale debt and equity securities.  Because of our asset size, we have the one-time option of deciding in the first quarter of 2015 whether to permanently opt-out of the inclusion of unrealized gains and losses on available for sale debt and equity securities in our capital calculations.  We are considering whether to elect this option.

The new requirements also include changes in the risk-weighting of assets to better reflect credit risk and other risk exposure. These include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and for non-residential mortgage loans that are 90 days past due or otherwise in nonaccrual status; a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable (currently set at 0%); and a 250% risk weight (up from 100%) for mortgage servicing and deferred tax assets that are not deducted from capital.

In addition to the minimum CET1, Tier 1 and total capital ratios, the Company and the Bank will have to maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses.  The new capital conservation buffer requirement is to be phased in beginning on January 1, 2016 when a buffer greater than 0.625% of risk-weighted assets will be required, which amount will increase each year until the buffer requirement is fully implemented on January 1, 2019.

The FDIC’s prompt corrective action standards change when these new capital regulations become effective.  Under the new standards, in order to be considered well-capitalized, the Bank must have a ratio of CET1 capital to risk-weighted assets of 6.5% (new), a ratio of Tier 1 capital to risk-weighted assets of 8% (increased from 6%), a ratio of total capital to risk-weighted assets of 10% (unchanged), and a leverage ratio of 5% (unchanged); and in order to be considered adequately capitalized, it must have the minimum capital ratios described above.

Although we continue to evaluate the impact that the new capital rules will have on the Company and the Bank, we anticipate that the Company and the Bank will remain well-capitalized under the new capital rules, and will meet the capital conservation buffer requirement.

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

As a result of a decline in the reserve ratio (the ratio of the net worth of the DIF to estimated insured deposits) and concerns about expected failure costs and available liquid assets in the DIF, the FDIC adopted a rule requiring each insured institution to prepay on December 30, 2009 the estimated amount of its quarterly assessments for the fourth quarter of 2009 and all quarters through the end of 2012 (in addition to the regular quarterly assessment for the third quarter due on December 30, 2009).  The prepaid amount was recorded as an asset with a zero risk weight and the institution will continue to record quarterly expenses for deposit insurance.  For purposes of calculating the prepaid amount, assessments are measured at the institution’s assessment rate as of September 30, 2009, with a uniform increase of 3 basis points effective January 1, 2011, and are based on the institution’s assessment base for the third quarter of 2009, with growth assumed quarterly at annual rate of 5%.  We prepaid $13.2 million, which was expensed in the normal course of business throughout the three-year period. Collection of the prepayment does not preclude the FDIC from changing assessment rates or revising the risk-based assessment system in the future.

The FDIC also collects assessments against the assessable deposits of insured institutions to service the debt on bonds issued during the 1980s to resolve the thrift bailout.  For the quarter ended December 31, 2013, the assessment rate was 0.64 basis points applied to the same assessment base as is used for deposit insurance assessments.  For the first quarter of 2014, the rate is 0.62 basis points.

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

Federal Reserve System

The FRB requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits.  At December 31, 2013, the Bank was in compliance with these reserve requirements.

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

As a member, Great Southern is required to purchase and maintain stock in the FHLBank of Des Moines in an amount equal to the greater of 1% of its outstanding home loans or 5% of its outstanding FHLBank advances.  At December 31, 2013, Great Southern had

$9.8 million in FHLBank stock, which was in compliance with this requirement.  In past years, the Bank has received dividends on its FHLBank stock. Over the past five years, such dividends have averaged 2.80% and were 3.50% for year the ended December 31, 2013.

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

Bad Debt Deduction

As of December 31, 2013 and 2012, retained earnings included approximately $17.5 million for which no deferred income tax liability has been recognized.  This amount represents an allocation of income to bad debt deductions for tax purposes only for tax years prior to 1988. If the Bank were to liquidate, the entire amount would have to be recaptured and would create income for tax purposes only, which would be subject to the then-current corporate income tax rate.  The unrecorded deferred income tax liability on the above amount was approximately $6.5 million at December 31, 2013 and 2012.

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

Examinations

The Company and its consolidated subsidiaries have not been audited recently by the Internal Revenue Service or the State of Missouri with respect to income or franchise tax returns, and as such, tax years through December 31, 2005, have been closed without audit.  The Company, through one of its subsidiaries, is a partner in two partnerships currently under Internal Revenue Service examinations for 2006 and 2007.  As a result, the Company’s 2006 and subsequent tax years remain open for examination.  It is too early in the examination process to predict the outcome of the underlying partnership examinations; however, the Company does not currently expect significant adjustments to its financial statements from these examinations.

The Company is currently under examination with the State of Kansas for its 2010 through 2012 tax years.  The Company does not currently expect significant adjustments to its financial statements from this state examination.

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

The United States experienced a severe economic recession in 2008 and 2009.  While economic growth has resumed, the rate of this growth has been slow and unemployment, although improving, remains at high levels.  Many lending institutions, including us, have experienced declines in the performance of their loans, including construction loans and commercial real estate loans, in the previous few years.  In addition, the values of real estate collateral supporting many loans have declined and may continue to decline.  Bank and bank holding company stock prices were negatively affected, as was the ability of banks and bank holding companies to raise capital and borrow in the debt markets. These conditions may have a material adverse effect on our financial condition and results of operations. In addition, as a result of the foregoing factors, there is a potential for new laws and regulations regarding lending and funding practices and capital and liquidity standards (some have already been proposed or implemented), and bank regulatory agencies have been and are expected to continue to be very aggressive in responding to concerns and trends identified in examinations.

Adverse developments in the financial industry and the impact of new legislation and regulations in response to those developments could restrict our business operations, including our ability to originate loans, and adversely impact our results of operations and financial condition. Overall, during the past few years, the general business environment has had an adverse effect on our business.  Until there is a sustained improvement in conditions, we expect our business, financial condition and results of operations could be adversely affected.

Since our business is primarily concentrated in Missouri, Iowa, Kansas and Minnesota, a significant downturn in these state or local economies, particularly in Springfield, St. Louis or Branson, may adversely affect our business.

Our lending and deposit gathering activities historically have been concentrated primarily in the Springfield and Branson, Missouri areas. Our success depends heavily on the general economic condition of Springfield and Branson and their surrounding areas.  Although we believe the economy in these areas has been favorable relative to other areas, we do not know whether these conditions will continue.  Our greatest concentration of loans and deposits has traditionally been in the Greater Springfield area. With a population of approximately 420,000, the Greater Springfield area is the third largest metropolitan area in Missouri.

Another large concentration of loans contiguous to Springfield is in the Branson area.  The region is a vacation and entertainment center, attracting tourists to its lakes, theme parks, resorts, country music and novelty shows and other recreational facilities.  The Branson area experienced rapid growth in the early 1990s, with stable to slightly negative growth trends occurring in the late 1990s and into the early 2000s.  Branson experienced growth again in the late 2000s as a result of a large retail, hotel, and convention center project which was constructed in Branson’s historic downtown.  In addition, several large national retailers opened new stores in Branson.  In 2010 through 2013, Branson experienced some negative growth trends with fewer visitors and the closing of some motels and shows.  Residential construction has been very limited in the past few years and little to no growth has occurred in any of Branson's commercial real estate market segments.  At December 31, 2013, approximately 6% of our loan portfolio (excluding loans covered by loss sharing agreements) and approximately 12% of our non-performing loans consisted of loans to borrowers in or secured by properties in the two-county region that includes the Branson area.

In addition to the concentrations in the southwest Missouri area, we also have a concentration of loans to borrowers in or secured by properties in the St. Louis, Missouri metropolitan area.  At December 31, 2013, approximately 20% of our loan portfolio (excluding loans covered by loss sharing agreements) consisted of loans for apartments, condominiums, residential and commercial land developments, industrial revenue bonds and other types of commercial properties in the St. Louis, Missouri metropolitan area.

With the FDIC-assisted transactions that were completed in 2009, we now have additional concentrations of loans in Western and Central Iowa and in Eastern Kansas.  The FDIC-assisted transaction completed in 2011 added to our concentrations in Missouri, particularly in St. Louis.  As a result of the FDIC-assisted transaction completed in 2012, approximately 56% of our purchased loans consist of loans to borrowers in or secured by properties in the Minneapolis, Minnesota metropolitan area.  The loans acquired in the FDIC-assisted transactions are subject to loss sharing agreements with the FDIC.

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

Our commercial and residential construction, commercial real estate, multi-family and other commercial loans accounted for approximately 71.3% of our total loan portfolio as of December 31, 2013.  Generally, we consider these types of loans to involve a higher degree of risk compared to first mortgage loans on one- to four-family, owner-occupied residential properties. At December 31, 2013, we had $338.9 million of loans secured by apartments, $110.8 million of loans secured by motels, $127.4 million of loans secured by healthcare facilities, $204.0 million of loans secured by retail-related projects, and $237.4 million of loans secured by office/warehouse facilities, which are particularly sensitive to certain risks, including the following:

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

The overall credit quality of our construction loan portfolio is impacted by trends in real estate values.  We continually monitor changes in key regional and national economic factors because changes in these factors can impact our residential and commercial construction loan portfolio and the ability of our borrowers to repay their loans.  Across the United States over the past few years, the residential real estate market has experienced significant adverse trends, including accelerated price depreciation and rising delinquency and default rates, and weaknesses have arisen in the commercial real estate market as well.  The conditions in the residential real estate market have led to significant increases in loan delinquencies and credit losses as well as higher provisioning for loan losses which in turn have had a negative effect on earnings for many banks across the country.  Likewise, we have also experienced delinquencies in our construction loan portfolio.  The current condition of both the residential and the commercial real estate markets could continue to negatively impact real estate values and the ability of our borrowers to liquidate properties.  Despite reduced sales prices, the lack of liquidity in the real estate market and tightening of credit standards within the banking industry may continue to diminish all sales, further reducing our borrowers’ cash flows and weakening their ability to repay their debt obligations to us.  As a result, we may experience a further material adverse impact on our financial condition and results of operations.

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

Our earnings are largely dependent upon our net interest income.  Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies, in particular, the FRB. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings, but these changes could also affect our ability to originate loans and obtain deposits, the fair values of our financial assets and liabilities and the average duration of our loan and mortgage-backed securities portfolios.  If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. In addition, a substantial portion of our loans (approximately 47.1% of our total loan portfolio as of December 31, 2013) have adjustable rates of interest.  While the higher payment amounts we would receive on these loans in a rising interest rate environment may increase our interest income, some borrowers may be unable to afford the higher payment amounts, which may result in a higher rate of default.  Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.

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

The fair value of our investment securities can fluctuate due to market conditions outside of our control.

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

Due to the high level of competition for deposits in our markets, we have from time to time utilized a sizable amount of certificates of deposit obtained through deposit brokers and advances from the Federal Home Loan Bank of Des Moines to help fund our asset base. Brokered deposits are marketed through national brokerage firms that solicit funds from their customers for deposit in banks, including our bank.  Brokered deposits and Federal Home Loan Bank advances may generally be more sensitive to changes in interest rates and volatility in the capital markets than retail deposits attracted through our branch network, and our reliance on these sources of funds increases the sensitivity of our portfolio to these external factors.  Our brokered deposits and Federal Home Loan Bank advances totaled $50.0 million and $126.8 million at December 31, 2013, compared with $10.0 million and $126.7 million at December 31, 2012.  We expect to continue to utilize brokered deposits from time to time as a supplemental funding source.  In addition to these brokered deposit totals at December 31, 2013 and 2012, were Great Southern Bank customer deposits totaling $76.3 million and $109.1 million, respectively, that were part of the CDARS program which allows bank customers to maintain balances in an insured manner that would otherwise exceed the FDIC deposit insurance limit.  The FDIC considers these customer accounts to be brokered deposits due to the fees paid in the CDARS program.

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

Certain Federal Home Loan Banks, including the Federal Home Loan Bank of Des Moines, have experienced lower earnings from time to time and paid out lower dividends to their members.  Future problems at the Federal Home Loan Banks may impact the collateral necessary to secure borrowings and limit the borrowings extended to its member banks, as well as require additional capital contributions by its member banks.  Should this occur, our short term liquidity needs could be negatively impacted.  Should Great Southern be restricted from using Federal Home Loan Bank advances due to weakness in the system or with the Federal Home Loan Bank of Des Moines, Great Southern may be forced to find alternative funding sources. These alternative funding sources may include the utilization of existing lines of credit with third party banks or the Federal Reserve Bank along with seeking other lines of credit, borrowing under repurchase agreement lines, increasing deposit rates to attract additional funds, accessing additional brokered deposits, or selling loans or investment securities in order to maintain adequate levels of liquidity.  At December 31, 2013, the Bank owned $9.8 million of stock in the Federal Home Loan Bank of Des Moines, which declared and paid an annualized dividend approximating 3.50% during the fourth quarter of 2013.  The Federal Home Loan Bank of Des Moines may eliminate or reduce dividend payments at any time in the future in order for it to maintain or restore its retained earnings.

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

•
To finance an acquisition, we may borrow funds, thereby increasing our leverage and diminishing our liquidity, or raise additional capital, which could dilute the interests of our existing stockholders; and

•
We completed two significant acquisitions in 2009, completed one significant acquisition in 2011, completed one significant acquisition in 2012 and have opened additional banking offices in recent years that enhanced our rate of growth.  In addition, in 2014, we have agreed to acquire certain loans, deposits and branches from Boulevard Bank, as discussed in Note 30 of Item 8. “Financial Statements and Supplementary Information”.  We may not be able to continue to sustain our past rate of growth or to grow at all in the future.

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

Among the many requirements in the Dodd-Frank Act for new banking regulations is a requirement for new capital regulations.  Generally, trust preferred securities are no longer eligible as Tier 1 capital, but the Company’s currently outstanding trust preferred securities were grandfathered and will continue to qualify as Tier 1 capital.  See "Item 1. Business—Government Supervision and Regulation-Capital-New Capital Rules" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Effect of Federal Laws and Regulations-New Capital Rules.

Certain provisions of the Dodd-Frank Act are expected to have a near term impact on us.  For example, one year after the date of its enactment, the Dodd-Frank Act eliminated the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. This significant change to existing law has not had an adverse impact on our interest expense to date.

The Dodd-Frank Act created a new Bureau of Consumer Financial Protection with broad powers to supervise and enforce consumer protection laws. The Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks, including the authority to prohibit “unfair, deceptive or abusive acts and practices”.

Additional provisions of the Dodd-Frank Act are described in this report under "Item 1. Business—Government Supervision and Regulation-Significant Legislation Impacting the Financial Services Industry" and “Item 7. - Management’s Discussion and Analysis of Financial Condition and Results of Operations—Effect of Federal Laws and Regulations-Significant Legislation Impacting the Financial Services Industry.”

Many aspects of the Dodd-Frank Act are subject to rulemaking and have taken and will continue to take effect over several years, making it difficult to anticipate the overall financial impact on the Company.  However, compliance with this law and its implementing regulations have resulted in and will continue to result in additional operating costs that could have a material adverse effect on our financial condition and results of operations.

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

The dividend rate on the SBLF Preferred Stock fluctuated initially from 1% to 5% based on our level of “Qualified Small Business Lending,” or “QSBL,” as compared to our “baseline” level.  The cost of the capital we received from the SBLF Preferred Stock could have increased significantly if the level of our “QSBL” as of September 30, 2013 did not represent an increase from our “baseline” level.  This cost also will increase significantly if we have not redeemed the SBLF Preferred Stock before the fourth anniversary of the SBLF transaction.

The per annum dividend rate on the SBLF Preferred Stock fluctuated between 1% and 5% on a quarterly basis during the first ten quarters during which the SBLF Preferred Stock was outstanding, based upon changes in the amount of “QSBL” by the Bank from an adjusted “baseline” level ($201.4 million, which represents the average of the Bank’s quarter-end QSBL for the four quarters ended June 30, 2011, as adjusted for the Sun Security Bank and InterBank FDIC-assisted acquisitions).  For the eleventh dividend period to the fourth anniversary of the SBLF transaction, the dividend rate is fixed at between 1% and 5%, based upon the percentage increase in QSBL from the baseline level to the level as of the end of the ninth dividend period (i.e., as of September 30, 2013).  At September 30, 2013, our increase in QSBL from the baseline level was such that our dividend rate has been fixed at 1% until the fourth anniversary date.  From and after the fourth anniversary of the SBLF transaction, the dividend rate will be fixed at 9.00%, regardless of the level of QSBL.  This increase in the dividend rate could have a material negative effect on our liquidity.

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

As of December 31, 2013, we had outstanding $30.9 million aggregate principal amount of junior subordinated debt securities issued in connection with the sale of trust preferred securities by certain of our subsidiaries that are statutory business trusts.  We have also guaranteed those trust preferred securities.  There are currently two separate series of these junior subordinated debt securities outstanding, each series having been issued under a separate indenture and with a separate guarantee. Each of these indentures, together with the related guarantee, prohibits us, subject to limited exceptions, from declaring or paying any dividends or distributions on, or redeeming, repurchasing, acquiring or making any liquidation payments with respect to, any of our capital stock (including the SBLF Preferred Stock and our common stock) at any time when (i) there shall have occurred and be continuing an event of default under the indenture or any event, act or condition that with notice or lapse of time or both would constitute an event of default under the indenture; or (ii) we are in default with respect to payment of any obligations under the related guarantee; or (iii) we have deferred payment of interest on the junior subordinated debt securities outstanding under that indenture. In that regard, we are entitled, at our option but subject to certain conditions, to defer payments of interest on the junior subordinated debt securities of each series from time to time for up to five years.

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

The Company’s Chairman of the Board, William V. Turner, and the Company’s Director, President and Chief Executive Officer, Joseph W. Turner, are father and son, respectively.  Julie Turner Brown, a director of the Company, is the sister of Joseph Turner and the daughter of William Turner.  These three Turner family members hold three of the Company’s eight Board positions.  As of December 31, 2013, they collectively beneficially owned approximately 2,144,902 shares of the Company’s common stock (excluding 80,200 shares underlying stock options exercisable as of or within 60 days after that date), representing approximately 15.7% of total shares outstanding, though they are subject to the voting limitation provision in our charter which precludes any person or group with beneficial ownership in excess of 10% of total shares outstanding from voting shares in excess of that threshold.   Through their board and management positions and their ownership of the Company’s stock, these three members of the Turner family may exert substantial influence over the direction of the Company and the outcome of Board and stockholder votes.

In addition to the Turner family members, we are aware of two other beneficial owners of more than five percent of the outstanding shares of our common stock, one of whom is a director of the Company.

As of December 31, 2013, one of the Company’s directors, Earl A. Steinert, beneficially owned 938,000 shares of our common stock, representing approximately 6.9% of total shares outstanding.  We are aware of one other beneficial owner of more than five percent of our common stock. We believe that this holder beneficially owns 1,307,540 shares, representing approximately 9.6% of total shares outstanding.  The shares that can be voted by the Turner family members (1,367,371 shares, per the ten percent voting limitation in our charter), the shares beneficially owned by Mr. Steinert (938,000) and the shares beneficially owned by the other greater than five percent beneficial owner (1,307,540) total 3,612,911, representing approximately 26.4% of total shares outstanding.  While they have no agreement to do so, to the extent they vote in the same manner, these stockholders may be able to exercise influence over the management and business affairs of our Company. For example, using their collective voting power, these stockholders may be able to affect the outcome of director elections or block significant transactions, such as a merger or acquisition, or any other matter that might otherwise be favored by other stockholders.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES.

The Company’s corporate offices and operations center are located in Springfield, Missouri.  At December 31, 2013, the Company operated 96 retail banking centers and over 200 automated teller machines ("ATMs") in Missouri, Iowa, Minnesota, Nebraska, Kansas and Arkansas.  Of the 96 banking center, the Company owns 84 of its locations and 12 were leased for various terms.  The majority of our banking center locations are in southwest and central Missouri, including the Springfield, Mo. metropolitan area, with additional concentrations in the Sioux City, Iowa, Des Moines, Iowa, Minneapolis, Minn., St. Louis Mo. and Kansas City, Mo. metropolitan areas.  The ATMs are located at various banking centers and primarily convenience stores and retail centers located throughout southwest and central Missouri. At December 31, 2013, the Company also operated three loan production offices that serve market areas in which banking centers were also operated.  The Company owns two of its loan production office locations and 1 location is leased.  All buildings which are owned are owned free of encumbrances or mortgages.  In the opinion of management, the facilities are adequate and suitable for the needs of the Company.  The aggregate net book value of the Company's premises and equipment was $104.5 million and $102.3 million at December 31, 2013 and 2012, respectively.  See also Note 6 and Note 16 of the accompanying audited financial statements.

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

Steven G. Mitchem. Mr. Mitchem, age 62, is Senior Vice President and Chief Lending Officer of the Bank. He joined the Bank in 1990 and is responsible for all lending activities of the Bank. Prior to joining the Bank, Mr. Mitchem was a Senior Bank Examiner for the Federal Deposit Insurance Corporation.

Rex A. Copeland. Mr. Copeland, age 49, is Treasurer of the Company and Senior Vice President and Chief Financial Officer of the Bank. He joined the Bank in 2000 and is responsible for the financial functions of the Company, including the internal and external financial reporting of the Company and its subsidiaries. Mr. Copeland is a Certified Public Accountant. Prior to joining the Bank, Mr. Copeland served other financial services companies in the areas of corporate accounting, internal audit and independent public accounting.

Douglas W. Marrs. Mr. Marrs, age 56, is Secretary of the Company and Secretary, Vice President - Operations of the Bank. He joined the Bank in 1996 and is responsible for all operations functions of the Bank. Prior to joining the Bank, Mr. Marrs was a bank officer in the areas of operations and data processing at a commercial bank.

Linton J. Thomason. Mr. Thomason, age 58, is Vice President - Information Services of the Bank. He joined the Bank in 1997 and is responsible for information services for the Company and all of its subsidiaries and all treasury management sales/operations of the Bank. Prior to joining the Bank, Mr. Thomason was a bank officer in the areas of technology and data processing, operations and treasury management at a commercial bank.

PART II

Responses incorporated by reference into the items under Part II of this Form 10-K are done so pursuant to Rule 12b-23 and General Instruction G(2) for Form 10-K.

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED
STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY
SECURITIES.

Market Information. The Company's Common Stock is listed on The NASDAQ Global Select Market under the symbol "GSBC."

As of December 31, 2013 there were 13,673,709 total shares of common stock outstanding and approximately 2,000 shareholders of record.

High/Low Stock Price

	2013		2012		2011
	High	Low	High	Low	High	Low

First Quarter	$27.34	$23.31	$25.18	$20.60	$24.44	$19.27
Second Quarter	28.00	22.60	27.71	21.25	22.36	16.69
Third Quarter	31.00	25.71	31.81	27.22	20.43	15.01
Fourth Quarter	31.23	25.87	31.49	24.25	24.32	15.65

The last sale price of the Company's Common Stock on December 31, 2013 was $30.41.

Dividend Declarations

	2013	2012	2011

First Quarter	$.18	$.18	$.18
Second Quarter	.18	.18	.18
Third Quarter	.18	.18	.18
Fourth Quarter	.18	.18	.18

The Company's ability to pay dividends is substantially dependent on the dividend payments it receives from the Bank. For a description of the regulatory restrictions on the ability of the Bank to pay dividends to the Company, and the ability of the Company to pay dividends to its stockholders, see "Item 1. Business - Government Supervision and Regulation - Dividends."  The terms of the SBLF preferred stock also contain restrictions on the ability of the Company to pay dividends on its common stock, as described under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources”.

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

As indicated below, no shares were purchased during the fourth quarter of 2013.

	Total Number of Shares Purchased	Average Price Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan (1)

October 1, 2013 - October 31, 2013	---	$	---	---	396,562
November 1, 2013 - November 30, 2013	---		---	---	396,562
December 1, 2013 - December 31, 2013	---		---	---	396,562

	---	$	---	---

__________________
(1)	Amount represents the number of shares available to be repurchased under the November 2006 plan as of the last calendar day of the month shown.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected consolidated financial information and other financial data of the Company. The selected balance sheet and statement of operations data, insofar as they relate to the years ended December 31, 2013, 2012, 2011, 2010, and 2009, are derived from our Consolidated Financial Statements, which have been audited by BKD, LLP.  See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8. “Financial Statements and Supplementary Information.”  Results for past periods are not necessarily indicative of results that may be expected for any future period.

	December 31,
	2013	2012	2011	2010	2009
	(Dollars In Thousands)

Summary Statement of Condition Information:
Assets	$3,560,250	$3,955,182	$3,790,012	$3,411,505	$3,641,119
Loans receivable, net	2,446,769	2,346,467	2,153,081	1,899,386	2,091,394
Allowance for loan losses	40,116	40,649	41,232	41,487	40,101
Available-for-sale securities	555,281	807,010	875,411	769,546	764,291
Other real estate owned, net	53,514	68,874	67,621	60,262	41,660
Deposits	2,808,626	3,153,193	2,963,539	2,595,893	2,713,961
Total borrowings	343,795	391,114	485,853	495,554	591,908
Stockholders' equity (retained
earnings substantially restricted)	380,698	369,874	324,587	304,009	298,908
Common stockholders' equity	322,755	311,931	266,644	247,529	242,891
Average loans receivable	2,403,544	2,326,273	2,007,914	2,019,361	2,028,067
Average total assets	3,789,876	4,005,613	3,496,860	3,528,043	3,403,059
Average deposits	2,996,941	3,199,683	2,671,710	2,661,164	2,483,264
Average stockholders' equity	378,650	352,282	316,486	309,558	274,684
Number of deposit accounts	192,323	197,733	189,288	171,278	173,842
Number of full-service offices	96	107	104	75	72

	For the Year Ended December 31,
	2013	2012	2011	2010	2009
	(In Thousands)
Summary Statement of Operations Information:
Interest income:
Loans	$163,903	$170,163	$171,201	$145,832	$123,463
Investment securities and other	14,892	23,345	27,466	27,359	32,405
	178,795	193,508	198,667	173,191	155,868
Interest expense:
Deposits	12,346	20,720	26,370	38,427	54,087
Federal Home Loan Bank advances	3,972	4,430	5,242	5,516	5,352
Short-term borrowings and repurchase agreements	2,324	2,610	2,965	3,329	6,393
Subordinated debentures issued to capital trust	561	617	569	578	773
	19,203	28,377	35,146	47,850	66,605
Net interest income	159,592	165,131	163,521	125,341	89,263
Provision for loan losses	17,386	43,863	35,336	35,630	35,800
Net interest income after provision for loan losses	142,206	121,268	128,185	89,711	53,463
Noninterest income:
Commissions	1,065	1,036	896	767	309
Service charges and ATM fees	18,227	19,087	18,063	18,652	17,669
Net realized gains on sales of loans	4,915	5,505	3,524	3,765	2,889
Net realized gains on sales of
available-for-sale securities	243	2,666	483	8,787	2,787
Recognized impairment of available-for-sale securities	---	(680)	(615)	---	(4,308)
Late charges and fees on loans	1,264	1,028	651	767	672
Gain (loss) on derivative interest rate products	295	(38)	(10)	---	1,184
Gain recognized on business acquisitions	---	31,312	16,486	---	89,795
Accretion (amortization) of income/expense related to business acquisition	(25,260)	(18,693)	(37,797)	(10,427)	2,733
Other income	4,566	4,779	2,450	2,018	2,497
	5,315	46,002	4,131	24,329	116,227
Noninterest expense:
Salaries and employee benefits	52,468	51,262	43,606	39,908	35,684
Net occupancy expense	20,658	20,179	15,220	13,480	11,720
Postage	3,315	3,301	3,096	3,231	2,721
Insurance	4,189	4,476	4,840	4,463	5,617
Advertising	2,165	1,572	1,316	1,754	1,349
Office supplies and printing	1,303	1,389	1,268	1,447	1,124
Telephone	2,868	2,768	2,270	2,158	1,642
Legal, audit and other professional fees	4,348	4,323	3,803	2,832	2,741
Expense on foreclosed assets	4,068	8,748	11,846	4,914	4,959
Partnership tax credit	6,879	5,782	3,985	1,240	---
Other operating expenses	8,128	8,760	6,226	6,723	4,145
	110,389	112,560	97,476	82,150	71,702
Income (loss) from continuing operations
before income taxes	37,132	54,710	35,840	31,890	97,988
Provision (credit) for income taxes	3,403	10,623	5,183	8,590	32,983
Net income (loss) from continuing operations	33,729	44,087	29,657	23,300	65,005
Discontinued Operations
Income from discontinued operations, net of income taxes	---	4,619	612	565	42
Net income (loss)	33,729	48,706	30,269	23,865	65,047
Preferred stock dividends and discount accretion	579	608	2,798	3,403	3,353
Non-cash deemed preferred stock dividend	---	---	1,212	---	---
Net income (loss) available to common shareholders	$33,150	$48,098	$26,259	$20,462	$61,694

	At or For the Year Ended December 31,
	2013		2012		2011		2010		2009
	(Number of shares in thousands)
Per Common Share Data:
Basic earnings (loss) per common share	$2.43		$3.55		$1.95		$1.52		$4.61
Diluted earnings (loss) per common share	2.42		3.54		1.93		1.46		4.44
Diluted earnings (loss) from continuing operations per common share	2.42		3.20		1.89		1.42		4.44
Cash dividends declared	0.72		0.72		0.72		0.72		0.72
Book value per common share	23.60		22.94		19.78		18.40		18.12

Average shares outstanding	13,635		13,534		13,462		13,434		13,390
Year-end actual shares outstanding	13,674		13,596		13,480		13,454		13,406
Average fully diluted shares outstanding	13,715		13,592		13,626		14,046		13,382

Earnings Performance Ratios:
Return on average assets(1)	0.89%		1.22%		0.87%		0.68%		1.91%
Return on average stockholders' equity(2)	10.52		16.55		11.67		9.42		29.72
Non-interest income to average total assets	0.14		1.49		0.35		0.91		3.61
Non-interest expense to average total assets	2.91		2.98		2.99		2.52		2.30
Average interest rate spread(3)	4.60		4.53		5.06		3.81		2.98
Year-end interest rate spread	3.88		3.57		3.68		3.81		3.56
Net interest margin(4)	4.70		4.61		5.17		3.93		3.03
Efficiency ratio(5)	66.94		53.03		59.54		56.52		36.88
Net overhead ratio(6)	2.77		1.48		2.64		1.61		(1.31)
Common dividend pay-out ratio(7)	29.75		20.34		37.31		49.32		16.22

Asset Quality Ratios (8):
Allowance for loan losses/year-end loans	1.92%		2.21%		2.33%		2.48%		2.35%
Non-performing assets/year-end loans and foreclosed assets	2.46		2.98		3.31		3.93		2.99
Allowance for loan losses/non-performing loans	201.53		180.84		149.95		141.02		151.38
Net charge-offs/average loans	0.91		2.43		2.09		2.05		1.44
Gross non-performing assets/year end assets	1.75		1.84		1.96		2.30		1.79
Non-performing loans/year-end loans	0.80		0.94		1.25		1.52		1.24

Balance Sheet Ratios:
Loans to deposits	87.12%		74.42%		72.65%		73.17%		77.06%
Average interest-earning assets as a percentage of average interest-bearing liabilities	116.03		110.12		110.55		108.22		102.17

Capital Ratios:
Average common stockholders' equity to average assets	8.5%		7.4%		7.4%		7.2%		6.4%
Year-end tangible common stockholders' equity to assets	8.9		7.7		6.9		7.1		6.5
Great Southern Bancorp, Inc.:
Tier 1 risk-based capital ratio	15.6		15.7		14.8		16.8		15.0
Total risk-based capital ratio	16.9		16.9		16.1		18.0		16.3
Tier 1 leverage ratio	11.3		9.5		9.2		9.5		8.6
Great Southern Bank:
Tier 1 risk-based capital ratio	14.2		14.7		14.1		14.6		12.9
Total risk-based capital ratio	15.4		15.9		15.3		15.8		14.2
Tier 1 leverage ratio	10.2		8.9		8.6		8.3		7.4
Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirement (9):
Including deposit interest	2.84	x	3.09	x	1.78	x	1.53	x	2.30	x
Excluding deposit interest	5.87	x	8.24	x	3.30	x	2.99	x	6.29	x

____________________
(1)	Net income (loss) divided by average total assets.
(2)	Net income (loss) divided by average stockholders' equity.
(3)	Yield on average interest-earning assets less rate on average interest-bearing liabilities.
(4)	Net interest income divided by average interest-earning assets.
(5)	Non-interest expense divided by the sum of net interest income plus non-interest income.
(6)	Non-interest expense less non-interest income divided by average total assets.
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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward-looking Statements

When used in this Annual Report and in other documents filed or furnished by the Company with the Securities and Exchange Commission (the "SEC"), in the Company's press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "intends" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including, among other things, (i) non-interest expense reductions from the Great Southern banking center consolidation might be less than anticipated and the costs of the consolidation and impairment of the value of the affected premises might be greater than expected; (ii) expected cost savings, synergies and other benefits from the Company’s merger and acquisition activities, might not be realized within the anticipated time frames or at all, and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, might be greater than expected; (iii) changes in economic conditions, either nationally or in the Company’s market areas; (iv) fluctuations in interest rates; (v) the risks of lending and investing activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses; (vi) the possibility of other-than-temporary impairments of securities held in the Company’s securities portfolio; (vii) the Company’s ability to access cost-effective funding; (viii) fluctuations in real estate values and both residential and commercial real estate market conditions; (ix) demand for loans and deposits in the Company’s market areas; (x) legislative or regulatory changes that adversely affect the Company’s business, including, without limitation, the Dodd-Frank Wall Street Reform and Consumer Protection Act and its implementing regulations, and the overdraft protection regulations and customers’ responses thereto; (xi) monetary and fiscal policies of the Federal Reserve Board and the U.S. Government and other governmental initiatives affecting the financial services industry; (xii) results of examinations of the Company and Great Southern by their regulators, including the possibility that the regulators may, among other things, require the Company to increase its allowance for loan losses or to write-down assets; (xiii) the uncertainties arising from the Company’s participation in the Small Business Lending Fund program, including uncertainties concerning the potential future redemption by us of the U.S. Treasury’s preferred stock investment under the program, including the timing of, regulatory approvals for, and conditions placed upon, any such redemption; (xiv) costs and effects of litigation, including settlements and judgments; and (xv) competition. The Company wishes to advise readers that the factors listed above and other risks described from time to time in the Company’s other filings with the SEC could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

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

Carrying Value of FDIC-covered Loans and Indemnification Asset

The Company considers that the determination of the carrying value of loans acquired in the FDIC-assisted transactions and the carrying value of the related FDIC indemnification assets involve a high degree of judgment and complexity. The carrying value of the acquired loans and the FDIC indemnification assets reflect management’s best ongoing estimates of the amounts to be realized on each of these assets. The Company determined initial fair value accounting estimates of the assumed assets and liabilities in accordance with FASB ASC 805, Business Combinations. However, the amount that the Company realizes on these assets could differ materially from the carrying value reflected in its financial statements, based upon the timing of collections on the acquired loans in future periods. Because of the loss sharing agreements with the FDIC on these assets, the Company should not incur any significant losses. To the extent the actual values realized for the acquired loans are different from the estimates, the indemnification asset will generally be impacted in an offsetting manner due to the loss sharing support from the FDIC.  Subsequent to the initial valuation, the Company continues to monitor identified loan pools and related loss sharing assets for changes in estimated cash flows projected for the loan pools, anticipated credit losses and changes in the accretable yield.  Analysis of these variables requires significant estimates and a high degree of judgment.  See Note 4 of the accompanying audited financial statements for additional information regarding the TeamBank, Vantus Bank, Sun Security Bank and InterBank FDIC-assisted transactions.

Goodwill and Intangible Assets

Goodwill and intangible assets that have indefinite useful lives are subject to an impairment test at least annually and more frequently if circumstances indicate their value may not be recoverable. Goodwill is tested for impairment using a process that estimates the fair value of each of the Company’s reporting units compared with its carrying value. The Company defines reporting units as a level below each of its operating segments for which there is discrete financial information that is regularly reviewed. As of December 31, 2013, the Company has one reporting unit to which goodwill has been allocated – the Bank. If the fair value of a reporting unit exceeds its carrying value, then no impairment is recorded. If the carrying value amount exceeds the fair value of a reporting unit, further testing is completed comparing the implied fair value of the reporting unit’s goodwill to its carrying value to measure the amount of impairment. Intangible assets that are not amortized will be tested for impairment at least annually by comparing the fair values of those assets to their carrying values. At December 31, 2013, goodwill consisted of $379,000 at the Bank reporting unit. Other identifiable intangible assets that are subject to amortization are amortized on a straight-line basis over a period of seven years. At December 31, 2013, the amortizable intangible assets consisted of core deposit intangibles of $4.2 million. These amortizable intangible assets are reviewed for impairment if circumstances indicate their value may not be recoverable based on a comparison of fair value. See Note 1 of the accompanying audited financial statements for additional information.

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

Based on the Company’s goodwill impairment testing, management does not believe any of its goodwill or other intangible assets are impaired as of December 31, 2013. While the Company believes no impairment existed at December 31, 2013, different conditions or assumptions used to measure fair value of the reporting unit, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of the Company’s impairment evaluation in the future.

Current Economic Conditions

Economic conditions during the period 2008 to 2012 presented financial institutions with unprecedented circumstances and challenges which, in some cases, resulted in large declines in the fair value of investments and other assets, constraints on liquidity and significant credit quality problems, including severe volatility in the valuation of real estate and other collateral supporting loans.

Given the potential volatility of economic conditions, the values of assets and liabilities recorded in the financial statements could change rapidly, resulting in material future adjustments in asset values, the allowance for loan losses, or capital that could negatively impact the Company’s ability to meet regulatory capital requirements and maintain sufficient liquidity.

The economic downturn elevated unemployment levels and negatively impacted consumer confidence.  This downturn had a detrimental impact on industry-wide performance nationally as well as the Company's Midwest market areas.  Over the past two years, several economic indicators have shown some improvement, including increasing consumer confidence levels and a continued decline in unemployment levels.

The national unemployment rate declined from 7.8% as of December 2012 to 6.7% in December 2013.  The unemployment rate at 6.7% remains high, and although job growth slowed in December, it is anticipated to accelerate from near 180,000 per month last year to over 200,000 monthly in 2014, according to economists.  Unemployment levels in our market areas decreased during 2013 in all but two of the states in which the Company has offices and all but one state had unemployment levels lower than the National unemployment rate.  Unemployment rates at December 31, 2013 were:  Missouri at 5.9%, Arkansas at 7.4%, Kansas at 4.9%, Iowa at 4.2%, Nebraska at 3.6%, Minnesota at 4.6%, Oklahoma at 5.4% and Texas at 6.0%.  Four out of these eight states had unemployment rates among the ten lowest in the country.  Of the metropolitan areas in which Great Southern Bank does business, the St. Louis market area continues to carry the highest level of unemployment at 6.5% which is an improvement over the 7.0% rate reported as of December 2012. The unemployment rate at 4.6% for the Springfield market area was below the national and state average for December 2013.  Metropolitan areas in Iowa and Nebraska boasted unemployment levels ranging from 3.6% - 4.0%; ranking them among the lowest unemployment levels in the nation.

Real GDP growth slowed in the fourth quarter of 2013 to 2.3% from 4.1% in the previous quarter. Although growth slowed slightly, progress was noted, with consumption accelerating and driving growth.  Consumer spending expanded at a moderate rate but remains constrained by high unemployment, modest income growth, reduced housing wealth and tight credit.  Reduced government spending and the government shutdown in the 2013 4th quarter had an impact on the level of economic improvement.

Sales of newly built, single-family homes fell 7% to a seasonally adjusted annual rate of 414,000 units in December 2013, according to the U.S. Department of Housing and Urban Development and the U.S. Census Bureau. Despite the monthly drop, home sales in 2013 were up 16.4% over the previous year. December’s decline in new-home sales followed elevated levels in the previous two months, resulting in a fourth quarter which was still much stronger than the third quarter according to the National Association of Home Builders.  Builders are still constrained by tight credit conditions for home buyers, and a limited supply of labor and buildable lots.

Regionally, the Midwest posted a gain in new-home sales activity for 2013 at 17.6%.  At December 31, 2013, the median existing home price in the Midwest stood at $150,700, a 7.0% increase from the year before.  Building permits have increased across our market areas, and foreclosure filings have decreased to their lowest level since 2007.

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

In the year ended December 31, 2013, Great Southern's total assets decreased $394.9 million, or 10.0%, from $3.96 billion at December 31, 2012, to $3.56 billion at December 31, 2013. Full details of the current year changes in total assets are provided in the “Comparison of Financial Condition at December 31, 2013 and December 31, 2012” section of this Annual Report on Form 10-K.

Loans.  In the year ended December 31, 2013, Great Southern's net loans increased $119.9 million, or 5.2%, from $2.32 billion at December 31, 2012, to $2.44 billion at December 31, 2013.  The increase was partially due to the purchase of $86.1 million of multi-family residential loans in October 2013.  In addition, there were increases in commercial real estate, other residential, commercial business, consumer and construction loans.  Excluding loans covered by loss sharing agreements, commercial real estate loans increased $88.3 million, other residential loans increased $58.1 million, other commercial loans increased $50.6 million, consumer auto loans increased $52.1 million and commercial construction loans increased $33.5 million.  Partially offsetting these increases was a decrease in net loans acquired through the FDIC-assisted transactions of $137.7 million, or 26.3%, primarily because of loan repayments.  As loan demand is affected by a variety of factors, including general economic conditions, and because of the competition we face and our focus on pricing discipline and credit quality, we cannot be assured that our loan growth will match or exceed the level of increases achieved in prior years.  Based upon the current lending environment and economic conditions, the Company does not expect to grow the overall loan portfolio significantly at this time.  The Company's strategy continues to be focused on maintaining credit risk and interest rate risk at appropriate levels.

Of the total loan portfolio at December 31, 2013 and 2012, 76.0.0% and 73.0%, respectively, was secured by real estate, as this is the Bank’s primary focus in its lending efforts.  At December 31, 2013 and 2012, commercial real estate and commercial construction loans were 42.7% and 45.1% of the Bank’s total loan portfolio (excluding loans acquired through FDIC-assisted transactions), respectively.  Commercial real estate and commercial construction loans generally afford the Bank an opportunity to increase the yield on, and the proportion of interest rate sensitive loans in its portfolio.  They do, however, present somewhat greater risk to the Bank because they may be more adversely affected by conditions in the real estate markets or in the economy generally.  At December 31, 2013 and 2012, loans made in the Springfield, Mo. metropolitan statistical area (Springfield MSA) were 20% and 24% of the Bank’s total loan portfolio (excluding loans acquired through FDIC-assisted transactions), respectively.  The Company’s headquarters are located in Springfield and we have operated in this market since 1923.  Because of our large presence and experience in the Springfield MSA, many lending opportunities exist.  However, if the economic conditions of the Springfield MSA were worse than those of other market areas in which we operate or the national economy overall, the performance of these loans could decline comparatively.  At December 31, 2013 and 2012, loans made in the St. Louis, Mo. metropolitan statistical area (St. Louis MSA) were 20% and 21% of the Bank’s total loan portfolio (excluding loans acquired through FDIC-assisted transactions), respectively.  The Company’s expansion into the St. Louis MSA in May 2009 provided an opportunity to not only expand its markets and provide diversification from the Springfield MSA, but also provided access to a larger economy with increased lending opportunities despite higher levels of competition.  Loans made in the St. Louis MSA are primarily commercial real estate, commercial business and multi-family residential loans which are less likely to be impacted by the higher levels of unemployment rates, as mentioned above under

“Current Economic Conditions,” than if the focus were on one- to four-family residential and consumer loans.  For further discussions of the Bank’s loan portfolio, and specifically, commercial real estate and commercial construction loans, see “Item 1. Business – Lending Activities.”

The percentage of fixed-rate loans in our loan portfolio (excluding loans acquired through FDIC-assisted transactions) has increased from 21% in 2008 to 53% in 2013 due to customer preference for fixed rate loans during this period of low interest rates.  Of the total amount of fixed rate loans in our portfolio, 74% mature within one to five years and therefore are not considered to create significant long-term interest rate risk for the Company.  Fixed rate loans make up only a portion of our balance sheet and our overall interest rate risk strategy.  As of December 31, 2013, our interest rate risk models indicated a one-year interest rate earnings sensitivity position that is fairly neutral.  For further discussion of our interest rate sensitivity gap and the processes used to manage our exposure to interest rate risk, see “Quantitative and Qualitative Disclosures About Market Risk – How We Measure the Risks to Us Associated with Interest Rate Changes.” For discussion of the risk factors associated with interest rate changes, see “Risk Factors – We may be adversely affected by interest rate changes.”

While our policy allows us to lend up to 95% of the appraised value on one- to four-family residential properties, originations of loans with loan-to-value ratios at that level are minimal.  When they are made at those levels, private mortgage insurance is typically required for loan amounts above the 80% level or our analyses determined minimal risk to be involved and therefore these loans are not considered to have more risk to us than other residential loans.  We consider these lending practices to be consistent with or more conservative than what we believe to be the norm for banks our size.  At December 31, 2013 and December 31, 2012, an estimated 0.4% and 0.2%, respectively, of total owner occupied one- to four-family residential loans had loan-to-value ratios above 100% at origination.  At December 31, 2013 and December 31, 2012, an estimated 0.5% and 0.8%, respectively, of total non-owner occupied one- to four-family residential loans had loan-to-value ratios above 100% at origination.

At December 31, 2013, troubled debt restructurings totaled $54.1 million, or 2.3% of total loans, up $7.3 million from $46.8 million, or 2.0% of total loans, at December 31, 2012.  At December 31, 2011, troubled debt restructurings totaled $58.1 million, or 2.7% of total loans.  At December 31, 2010, troubled debt restructurings totaled $20.4 million, or 1.1% of total loans.  At December 31, 2009, troubled debt restructurings totaled $11.6 million, or 0.5% of total loans.  This increase over the past five years is primarily due to the economic downturn that was experienced and the resulting increased number of borrowers experiencing financial difficulty.  Concessions granted to borrowers experiencing financial difficulties may include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.  While the types of concessions made have not changed as a result of the economic recession, the number of concessions granted has increased as reflected in the increase in troubled debt restructurings.  During the year ended December 31, 2013, four loans totaling $3.5 million were each restructured into multiple new loans.  During the year ended December 31, 2012, eleven loans totaling $38.0 million were each restructured into multiple new loans.  During the year ended December 31, 2011, twelve loans totaling $41.0 million were each restructured into multiple new loans.  For further information on troubled debt restructurings, see Note 3 of the accompanying audited financial statements.

The loss sharing agreements with the FDIC are subject to limitations on the types of losses covered and the length of time losses are covered, and are conditioned upon the Bank complying with its requirements in the agreements with the FDIC, including requirements regarding servicing and other loan administration matters.  The loss sharing agreements extend for ten years for single family real estate loans and for five years for other loans.  At December 31, 2013, approximately five years remain on the loss sharing agreement for single family real estate loans acquired from TeamBank and the remaining loans have an estimated average life of two to ten years.  At December 31, 2013, approximately five and one half years remain on the loss sharing agreement for single family real estate loans acquired from Vantus Bank and the remaining loans have an estimated average life of two to twelve years.   At December 31, 2013, approximately eight years remain on the loss sharing agreement for single family real estate loans acquired from Sun Security Bank and the remaining loans have an estimated average life of five to twelve years.  At December 31, 2013, approximately eight and one half years remain on the loss sharing agreement for single family real estate loans acquired from InterBank and the remaining loans have an estimated average life of five to fourteen years.  At December 31, 2013, approximately three months remain on the loss sharing agreement for non-single family loans acquired from TeamBank and the remaining loans have an estimated average life of one to six years.  At December 31, 2013, approximately nine months remain on the loss sharing agreement for non-single family loans acquired from Vantus Bank and the remaining loans have an estimated average life of one to six years.  At December 31, 2013, approximately three years remain on the loss sharing agreement for non-single family loans acquired from Sun Security Bank and the remaining loans have an estimated average life of one to two years.  At December 31, 2013, approximately three and one half years remain on the loss sharing agreement for non-single family loans acquired from InterBank and the remaining loans have an estimated average life of two to three years.  While the expected repayments for certain of the acquired loans extend beyond the terms of the loss sharing agreements, the Bank has identified and will continue to identify problem loans and will make every effort to resolve them within the time limits of the agreements.  The Company may sell any loans remaining at the end of the loss sharing agreement subject to the approval of the FDIC.  Acquired loans are currently included in the analysis and estimation of the allowance for loan losses.  However, when the loss sharing agreements end, the allowance for loan losses related to any acquired loans retained in the portfolio may need to increase if additional weakness or losses are determined to be in the portfolio subsequent to the end of the loss sharing agreements.  The loss sharing agreements and their related limitations are described in detail in Note 4 of the accompanying audited financial statements.

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

Available-for-sale Securities.  In the year ended December 31, 2013, available-for-sale securities decreased $251.7 million, or 31.2%, from $807.0 million at December 31, 2012, to $555.3 million at December 31, 2013.  The decrease was due to net sales and repayments of mortgage-backed securities, which decreased $228.5 million from $596.1 million at December 31, 2012 to $367.6 million at December 31, 2013, and U.S. government agencies, which decreased $12.7 million from $30.0 million at December 31, 2012 to $17.3 million at December 31, 2013.  The Company has utilized cash flow from its securities and excess cash equivalents to fund loans and reduce certain deposit types.

Cash and Cash Equivalents. Cash and cash equivalents totaled $227.9 million at December 31, 2013, a decrease of $176.2 million, or 43.6%, from $404.1 million at December 31, 2012.  The decrease in cash and cash equivalents during 2013 was primarily due to decreases in deposits, primarily decreases in retail certificates of deposit, certain collateralized transaction accounts and CDARS customer deposits.

Other Real Estate Owned.  Other real estate owned totaled $53.5 million at December 31, 2013, a decrease of $15.4 million, or 22.3%, from $68.9 million at December 31, 2012.  Of the total at December 31, 2013, $51.4 million was foreclosed assets and $2.1 million was other real estate owned not acquired through foreclosure, which is made up 13 properties.  Twelve of these properties were branch locations that have been closed and are held for sale, and one is land which was acquired for a potential branch location.  Foreclosed assets, excluding those covered by loss sharing agreements with the FDIC, decreased from $50.1 million, or 1.3% of total assets, at December 31, 2012 to $42.4 million, or 1.2% of total assets, at December 31, 2013.  The Company's foreclosed assets began increasing as the United States economy slowed due to a severe economic recession in 2008 and 2009, and continued to increase through 2012.  During 2013, the Company's foreclosed assets decreased primarily in the areas of subdivision and commercial construction.  See “Non-performing Assets – Foreclosed Assets” for additional information on the Company’s foreclosed assets.

Deposits.  The Company attracts deposit accounts through its retail branch network, correspondent banking and corporate services areas, and brokered deposits. The Company then utilizes these deposit funds, along with Federal Home Loan Bank (FHLBank) advances and other borrowings, to meet loan demand or otherwise fund its activities. In the year ended December 31, 2013, total deposit balances decreased $344.6 million, or 10.9%.  Transaction accounts decreased $134.6 million, while retail certificates of deposit decreased $217.2 million.  Great Southern Bank customer deposits totaling $76.3 million and $109.1 million, at December 31, 2013 and December 31, 2012, respectively, were part of the CDARS program which allows bank customers to maintain balances in an insured manner that would otherwise exceed the FDIC deposit insurance limit. The FDIC considers these customer accounts to be brokered deposits due to the fees paid in the CDARS program.  The Company did not actively try to grow CDARS customer deposits during the current period and decreased interest rates offered on these deposits during the year ended December 31, 2013.

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

Net Interest Income and Interest Rate Risk Management. Our net interest income may be affected positively or negatively by interest rate changes in the market. A large portion of our loan portfolio is tied to the "prime rate" of interest and adjusts immediately when this rate adjusts (subject to the effect of loan interest rate floors, which are discussed below).  We monitor our sensitivity to interest rate changes on an ongoing basis (see "Quantitative and Qualitative Disclosures About Market Risk").  In addition, our net interest income may be impacted by changes in the cash flows expected to be received from acquired loan pools.  As described in Note 4 of the accompanying audited financial statements, the Company’s evaluation of cash flows expected to be received from acquired loan pools is on-going and increases in cash flow expectations are recognized as increases in accretable yield through interest income.  Decreases in cash flow expectations are recognized as impairments through the allowance for loan losses.

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

The negative impact of declining loan interest rates has been mitigated by the positive effects of the Company’s loans which have interest rate floors. At December 31, 2013, the Company had a portfolio (excluding the loans acquired in the FDIC-assisted transactions) of prime-based loans totaling approximately $502 million with rates that change immediately with changes to the prime rate of interest. Of this total, $464 million also had interest rate floors. These floors were at varying rates, with $11 million of these loans having floor rates of 7.0% or greater and another $273 million of these loans having floor rates between 5.0% and 7.0%. In addition, $181 million of these loans have floor rates between 3.25% and 5.0%.  At December 31, 2013, all of these loans were at their floor rates. The loan yield for the total loan portfolio was approximately 185 basis points, 214 basis points and 261 basis points higher than the national "prime rate of interest" at December 31, 2013, 2012 and 2011, respectively, partly because of these interest rate floors. While interest rate floors have had an overall positive effect on the Company’s results during this period, they do subject the Company to the risk that borrowers will elect to refinance their loans with other lenders.  To the extent economic conditions improve, the risk that borrowers will seek to refinance their loans increases.

Non-Interest Income and Operating Expenses. The Company's profitability is also affected by the level of its non-interest income and operating expenses. Non-interest income consists primarily of service charges and ATM fees, accretion income (net of amortization) related to the FDIC-assisted acquisitions, late charges and prepayment fees on loans, gains on sales of loans and available-for-sale investments and other general operating income. In 2012, 2011 and 2009, non-interest income was also affected by the gains recognized on the FDIC-assisted transactions. In 2013, 2012 and 2011, increases in the cash flows expected to be collected from the FDIC-covered loan portfolios resulted in amortization (expense) recorded relating to reductions of expected reimbursements under the loss sharing agreements with the FDIC, which are recorded as indemnification assets.  Non-interest income may also be affected by the Company's interest rate derivative activities, if the Company chooses to implement derivatives.  Operating expenses consist primarily of salaries and employee benefits, occupancy-related expenses, expenses related to foreclosed assets, postage, FDIC deposit insurance, advertising and public relations, telephone, professional fees, office expenses and other general operating expenses.  Details of the current period changes in non-interest income and non-interest expense are provided under “Results of Operations and Comparison for the Years Ended December 31, 2013 and 2012.”

Business Initiatives

During 2013, the Company reduced its banking center network from 107 to 96 banking centers, a net reduction of 11.  The Company added one banking center to its network in 2013 with a new facility in a commercial district of Omaha, Neb.  This full-service banking center, which includes a commercial lending team, brings the total to four banking centers operating in the greater Omaha metropolitan area.

A total of 12 offices were consolidated into other Great Southern banking centers in 2013.  In October, 11 Missouri banking centers were closed and consolidated into other proximate Great Southern banking center locations. Consolidation of these banking centers, which included the transfer of deposits and other banking center operations, was a result of a performance review of the entire banking center network. The affected banking centers were acquired in 2011, as part of the FDIC-assisted acquisition of the former 27-branch Sun Security Bank.  Six of the 11 banking centers were located in southeastern Missouri and five were located in central Missouri. Great Southern ATMs remain operational at each of the affected banking center sites.  To date, overall deposit retention at the consolidated banking centers surpassed expectations. In December 2013, a drive-thru facility in Sioux City, Iowa, was consolidated into the nearby Downtown Sioux City banking center, which was remodeled to include drive-thru services for customers.

In addition, the Company relocated three existing banking centers to nearby sites in 2013 - one each in Springfield, Mo., Maple Grove, Minn., and Ava, Mo. In March, a new banking center in Downtown Springfield opened, which replaced a leased facility two blocks away. In October, a new banking center with a commercial lending team opened in Maple Grove, Minn., replacing a leased office a short distance away.  The Company operates four banking centers in the Minneapolis market – one each in Edina, Lakeville, Maple Grove and Roseville.  Finally, in November, a new and larger banking center in Ava, Mo., opened replacing the bank-owned property less than a mile away.

In October 2013, the Company completed an acquisition of loans with an aggregate principal amount totaling $86.1 million. The acquired loan portfolio, which was auctioned by an unrelated FDIC-insured financial institution, included 119 loans with collateral securing the notes consisting primarily of multi-family real estate in Minnesota, Michigan, Wisconsin, Illinois and Indiana. The Bank paid $87.9 million for the loans, which resulted in a 2.125% premium over the principal balances of the portfolio. The process of bidding on the portfolio was competitive in nature with numerous institutions bidding on all or a portion of the loans. The Bank estimates the average yield of the portfolio to be approximately 4.3% based on the weighted average maturity of the portfolio (less than four years), with an average yield potentially as high as 4.7% if loan balances are retained beyond the initial maturity dates.

On the technology front in 2013, the Company introduced Mobile Check Deposit, a smartphone application-based service enabling customers to conveniently deposit a paper check to their checking account by utilizing a smartphone camera.  A new mobile-ready and more interactive Company website, www.GreatSouthernBank.com, was also launched.

In 2014, several initiatives are underway.  On January 14, 2014, the Company announced that it signed a definitive agreement to purchase two branches in Neosho, Mo., from Boulevard Bank, representing approximately $65 million of deposits and $6 million of loans. Great Southern currently operates one banking center in Neosho.  Subject to separate regulatory approval and after conversion of all Neosho locations to one operating system, the Bank expects to relocate the current Great Southern office into the Boulevard Bank branch directly across the street. This transaction will ultimately represent a net increase of one banking center to the Great Southern franchise. Terms of this agreement call for Great Southern to acquire the loans at par and pay a two percent premium on approximately $55 million of the deposits.  The Company will pay book value of approximately $700,000 for the real and personal property associated with these two branches.  The Company anticipates that the effects of this transaction, including the consolidation of its existing banking center in Neosho, will be slightly accretive to earnings.

Subsequent to the Neosho announcement, the Company announced on January 31, 2014, that it reached a separate definitive agreement to purchase additional depository and loan accounts serviced from Boulevard Bank’s branch in St. Louis, Mo.  Great Southern currently operates seven banking centers in the greater St. Louis area. This transaction, representing approximately $39 million in depository accounts and $6 million in commercial loans, does not include a physical branch location or personnel.  Loans will be acquired at par value and deposits are being assumed with no significant additional premium.  The combined Neosho and St. Louis transactions represent approximately $104 million in deposits and $12 million in loans.  Both acquisitions are expected to be simultaneously completed in late March 2014, pending regulatory approval.

In the second quarter of 2014, the Company expects to add two new full-service banking centers to its network: a north St. Louis office and a Fayetteville, Ark., facility.

In the first quarter of 2014, the Company opened commercial loan production offices in Tulsa, Okla., and Dallas, Texas. The Tulsa office is located in southeast Tulsa at 4200 E. Skelly Dr. and the Dallas office is in Preston Center (north Dallas) at 8201 Preston Rd. The new offices are the first physical presence the Company will have in each market. They will provide a wide variety of the Bank's commercial lending services including fixed and variable-rate commercial real estate loans for new and existing property. Competitive commercial construction and portfolio financing will also be available.

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

Significant Legislation Impacting the Financial Services Industry. On July 21, 2010, sweeping financial regulatory reform legislation entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act implements far-reaching changes across the financial regulatory landscape, including provisions that, among other things, centralize responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau, with broad rulemaking authority for a wide range of consumer protection laws that apply to all banks, require new capital rules (discussed below), change the assessment base for federal deposit insurance, repeal the federal prohibitions on the payment of interest on demand deposits, amend the account balance limit for federal deposit insurance protection, and increase the authority of the Federal Reserve Board to examine the Company and its non-bank subsidiaries.

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

Comparison of Financial Condition at December 31, 2013 and December 31, 2012

During the year ended December 31, 2013, total assets decreased by $394.9 million to $3.56 billion. Most of the decrease was attributable to decreases in available-for-sale-securities, cash and cash equivalents, and the FDIC indemnification asset.  The Company chose to reduce certain deposit categories and utilize cash to repay these deposits.  In addition, the Company chose to sell certain investment securities due to significant liquidity and also elected to not reinvest the monthly repayments received on mortgage-backed securities in new investment securities.

Net loans increased $119.9 million to $2.44 billion at December 31, 2013.  Commercial real estate loans increased $88.3 million, or 12.8%, multi-family residential loans increased $58.1 million, or 21.7%, commercial business loans increased $50.6 million, or 19.1%, consumer auto loans increased $52.1 million, or 63.1%, and commercial construction loans increased $33.5 million, or 22.3%.  Partially offsetting these increases was a decrease in net loans acquired through the FDIC-assisted transactions of $137.7 million, or 26.3%, primarily because of loan repayments.  As disclosed previously by the Company, the Company completed an acquisition of multi-family real estate loans with an aggregate principal amount totaling $86.1 million on October 25, 2013.  The remaining increase in loans during 2013 was primarily due to financing loans which had been previously financed by other lenders and increased business activity.  The Company's strategy continues to be focused on maintaining credit risk and interest rate risk at appropriate levels given the current credit and economic environments.

Related to the loans purchased in the 2012, 2011 and 2009 FDIC-assisted transactions, the Company recorded indemnification assets which represent payments expected to be received from the FDIC through loss sharing agreements.  The total balance of the FDIC indemnification asset decreased $44.6 million to $72.7 million at December 31, 2013.  The decrease was primarily due to the billing and collection of realized losses from the FDIC as well as estimated improved cash flows to be collected from the loan obligors, resulting in reductions in payments expected to be received from the FDIC.  The expected improved cash flows are further discussed in the “Interest Income – Loans” section below.

Securities available for sale decreased $251.7 million, or 31.2%, as compared to December 31, 2012.  The decrease was primarily due to paydowns on mortgage-backed securities, which decreased $228.5 million from $596.1 million at December 31, 2012 to $367.6 million at December 31, 2013, and calls, maturities and sales of securities with proceeds used to fund new loans and pay off maturing deposits.  The available-for-sale securities portfolio was 15.6% and 20.4% of total assets at December 31, 2013 and December 31, 2012, respectively.

During the year ended December 31, 2013, cash and cash equivalents decreased $176.2 million to $227.9 million.  The decrease during 2013 was due to decreases in deposits, primarily due to decreases in retail certificates of deposit, certain collateralized transaction accounts and CDARS customer deposits.

Total liabilities decreased $405.8 million from $3.58 billion at December 31, 2012 to $3.18 billion at December 31, 2013. The decrease was primarily attributable to decreases in deposits, securities sold under reverse repurchase agreements with customers, and current and deferred income taxes.  In the year ended December 31, 2013, total deposit balances decreased $344.6 million, or 10.9%.  Transaction accounts decreased $134.6 million and retail certificates of deposit decreased $217.2 million.  Transaction accounts decreased mainly due to planned reductions in certain account types, including accounts with collateralized deposit balances.   Since the second quarter of 2010, retail certificates of deposit have trended downward because of customer preference to have immediate access to funds during the current low interest rate environment, when excluding the effect of the deposits added from the 2011 and 2012 FDIC-assisted acquisitions.  In addition, at December 31, 2013 and December 31, 2012, Great Southern Bank customer deposits totaling $76.3 million and $109.1 million, respectively, were part of the CDARS program which allows bank customers to maintain balances in an insured manner that would otherwise exceed the FDIC deposit insurance limit. The FDIC counts these deposits as brokered, but these are deposit accounts that we generate with customers in our local markets. The Company did not actively try to grow CDARS customer deposits during the current period and decreased interest rates offered on these deposits during the year ended December 31, 2013.

Securities sold under reverse repurchase agreements with customers decreased $44.7 million, or 24.9%, from December 31, 2012 as these balances fluctuate over time.

Current and deferred income taxes decreased $21.6 million from December 31, 2012 as these balances fluctuate with changes in net income and utilization of tax credits.

Total stockholders' equity increased $10.8 million from $369.9 million at December 31, 2012 to $380.7 million at December 31, 2013. The Company recorded net income of $33.7 million for the year ended December 31, 2013, common and preferred dividends declared were $10.4 million and accumulated other comprehensive income decreased $14.2 million.  The decrease in accumulated other comprehensive income resulted from decreases in the fair value of the Company's available-for-sale investment securities.  In addition, total stockholders’ equity increased $1.7 million due to stock option exercises.

Results of Operations and Comparison for the Years Ended December 31, 2013 and 2012

General

Net income decreased $15.0 million, or 30.8%, during the year ended December 31, 2013, compared to the year ended December 31, 2012.  Net income from continuing operations decreased $10.4 million, or 23.5%, during the year ended December 31, 2013, compared to the year ended December 31, 2012.  Net income was $33.7 million for the year ended December 31, 2013 compared to $48.7 million for the year ended December 31, 2012.  Net income from continuing operations was $33.7 million for the year ended December 31, 2013 compared to $44.1 million for the year ended December 31, 2012.  This decrease was due to a decrease in non-interest income of $40.7 million, or 88.5%, and a decrease in net interest income of $5.5 million, or 3.4%, partially offset by a decrease in the provision for loan losses of $26.5 million, or 60.4%, a decrease in provision for income taxes of $7.2 million, or 68.0%, and a decrease in non-interest expense of $2.2 million, or 1.9%. Non-interest income for the year ended December 31, 2012 included a gain recognized on business acquisition of $31.3 million.  Net income available to common shareholders was $33.2 million for the year ended December 31, 2013 compared to $48.1 million for the year ended December 31, 2012.

Total Interest Income

Total interest income decreased $14.7 million, or 7.6%, during the year ended December 31, 2013 compared to the year ended December 31, 2012. The decrease was due to an $8.4 million, or 36.2%, decrease in interest income on investments and other interest-earning assets, and a decrease in interest income on loans of $6.3 million, or 3.7%.  Interest income from investment securities and other interest-earning assets decreased during the year ended December 31, 2013 due to lower average rates of interest and lower average balances.  The lower average investment yields were primarily a result of lower yields on mortgage-backed securities as interest rates reset downward.  Prepayments on the mortgages underlying these securities resulted in amortization of premiums which also reduced yields. In addition, investments had lower average balances in 2013 as a result of increased prepayments and normal monthly payments on mortgage-backed securities.  Cash flows from investments were used to fund loans and reduce certain deposit types.  In 2013, few investment securities were purchased to offset these reductions.  Interest income on loans is affected by variations in the adjustments to accretable yield due to increases in expected cash flows to be received from the FDIC-acquired loan pools as discussed below in “Interest Income – Loans” and in Note 4 of the accompanying audited financial statements, which are included in Item 8 of this Report.  In 2013, many higher yielding loans matured or were repaid.  These loans were replaced with new loans that were generally at rates lower than those that repaid during the year, resulting in lower overall yields in the loan portfolio.  Higher average balances of loans partially offset the lower interest income on loans.

Interest Income - Loans

During the year ended December 31, 2013 compared to the year ended December 31, 2012, interest income on loans decreased due to lower average interest rates, partially offset by higher average balances. Interest income decreased $11.8 million as the result of lower average interest rates on loans.  The average yield on loans decreased from 7.31% during the year ended December 31, 2012 to 6.82% during the year ended December 31, 2013.  This decrease was due to lower overall loan rates, and a lower amount of accretion income in the current year in conjunction with the fair value of the loan pools acquired in the FDIC-assisted transactions, as the additional yield accretion was less in 2013 than in 2012.  On an on-going basis the Company estimates the cash flows expected to be collected from the acquired loan pools. This cash flows estimate has increased, based on the payment histories and reduced loss expectations of the loan pools, resulting in a total of $169.6 million of adjustments to be spread on a level-yield basis over the remaining expected lives of the loan pools. The increases in expected cash flows also reduced the amount of expected reimbursements under the loss sharing agreements with the FDIC, which are recorded as indemnification assets. Therefore, the expected indemnification assets have also been reduced, resulting in a total of $142.4 million of adjustments to be amortized on a comparable basis over the remainder of the loss sharing agreements or the remaining expected life of the loan pools, whichever is shorter.  For the years ended December 31, 2013 and 2012, the adjustments increased interest income by $35.2 million and $36.2 million, respectively, and decreased non-interest income by $29.5 million and $29.9 million, respectively.  The net impact to pre-tax income was $5.8 million and $6.3 million, respectively, for the years ended December 31, 2013 and 2012.  As of December 31, 2013, the remaining accretable yield adjustment that will affect interest income is $30.4 million and the remaining adjustment to the indemnification assets, including the effects of the clawback liability related to InterBank, that will affect non-interest income (expense) is $(24.6) million.  Of the remaining adjustments, we expect to recognize $19.0 million of interest income and $(14.7) million of non-interest income (expense) during 2014.  Additional adjustments may be recorded in future periods from the FDIC-assisted transactions, as the Company continues to estimate expected cash flows from the acquired loan pools.  Excluding the yield accretion, the average yield on loans was 5.35% for the year ended December 31, 2013, down from 5.76% for the year ended December 31, 2012, as a result of normal amortization of higher-rate loans and new loans that were made at current lower market rates.

Interest income increased $5.5 million as a result of higher average loan balances which increased from $2.33 billion during the year ended December 31, 2012 to $2.40 billion during the year ended December 31, 2013.  The higher average balances were primarily due to increases in commercial real estate loans, commercial business loans, and other consumer loans, partially offset by decreases in construction and other residential loans.

Interest Income - Investments and Other Interest-earning Assets

Interest income on investments decreased $5.1 million as a result of a decrease in average interest rates from 2.68% during the year ended December 31, 2012 to 2.01% during the year ended December 31, 2013.  The majority of the Company’s securities in 2012 and 2013 were mortgage-backed securities which are backed by hybrid ARMs that have fixed rates of interest for a period of time (generally one to ten years) and then adjust annually.  The actual amount of securities that reprice and the actual interest rate changes on these securities are subject to the level of prepayments on these securities and the changes that actually occur in market interest rates (primarily treasury rates and LIBOR rates).  Mortgage-backed securities are also subject to reduced yields due to more rapid prepayments in the underlying mortgages.  As a result, premiums on these securities may be amortized against interest income more quickly, thereby reducing the yield recorded.  Interest income on investments decreased $3.1 million as a result of a decrease in average balances from $846.2 million during the year ended December 31, 2012, to $717.8 million during the year ended December 31, 2013.  Average balances of securities decreased due primarily to the normal monthly payments received on the portfolio of mortgage-backed securities and the sale of securities during 2013, with proceeds being used to fund new loan originations and deposit outflows, while average interest-earning deposits decreased due to decreases in the Bank’s customer deposits.  Interest income on other interest-earning assets decreased $238,000 mainly due to lower average balances.

Average balances of interest-earning deposits decreased primarily due to decreases in the Bank’s customer deposit balances.  The Company’s interest-earning deposits and non-interest-earning cash equivalents currently earn very low or no yield and therefore negatively impact the Company’s net interest margin. At December 31, 2013, the Company had cash and cash equivalents of $227.9 million compared to $404.1 million at December 31, 2012.  See "Net Interest Income" for additional information on the impact of this interest activity.

Total Interest Expense

Total interest expense decreased $9.2 million, or 32.3%, during the year ended December 31, 2013, when compared with the year ended December 31, 2012, due to a decrease in interest expense on deposits of $8.4 million, or 40.4%, a decrease in interest expense on FHLBank advances of $458,000, or 10.3%, a decrease in interest expense on short-term and structured repo borrowings of $286,000, or 11.0% and a decrease in interest expense on subordinated debentures issued to capital trust of $56,000, or 9.1%.

Interest Expense - Deposits

Interest on demand deposits decreased $3.5 million due to a decrease in average rates from 0.49% during the year ended December 31, 2012, to 0.24% during the year ended December 31, 2013.  The average interest rates decreased due to lower overall market rates of interest since 2012 and because the Company chose to pay lower rates during 2013 when compared to 2012.  Market rates of interest on checking and money market accounts have been decreasing since late 2008 when the FRB began reducing short-term interest rates.  Interest on demand deposits increased $38,000 due to a small increase in average balances from the year ended December 31, 2012, to the year ended December 31, 2013.  The small increase in average balances of demand deposits was primarily a result of the InterBank acquisition in April of 2012, and customer preference to transition from time deposits to demand deposits.  Average noninterest-bearing demand balances increased from $386 million for the year ended December 31, 2012, to $460 million for the year ended December 31, 2013.

Interest expense on time deposits decreased $2.6 million due to a decrease in average balances of time deposits from $1.36 billion during the year ended December 31, 2012, to $1.07 billion during the year ended December 31, 2013.  The decrease in average balances of time deposits was primarily due to some customers choosing not to renew their deposits with us upon maturity.  Also contributing to the decrease was the decrease in CDARS deposits of $32.8 million from December 31, 2012 to December 31, 2013.  Interest expense on time deposits decreased $2.3 million as a result of a decrease in average rates of interest from 1.00% during the year ended December 31, 2012, to 0.82% during the year ended December 31, 2013.  A large portion of the Company’s certificate of deposit portfolio matures within one to two years and so it reprices fairly quickly; this is consistent with the portfolio over the past several years.

Interest Expense - FHLBank Advances, Short-term Borrowings and Structured Repurchase Agreements and Subordinated Debentures Issued to Capital Trust

During the year ended December 31, 2013 compared to the year ended December 31, 2012, interest expense on FHLBank advances decreased due to lower average balances. Interest expense on FHLBank advances decreased $556,000 due to a decrease in average balances from $145 million during the year ended December 31, 2012, to $128 million during the year ended December 31, 2013.  This decrease was primarily due to repayments of maturing advances.  Interest expense on FHLBank advances increased $98,000 due to an increase in average interest rates from 3.05% in the year ended December 31, 2012, to 3.11% in the year ended December 31, 2013.  Advances in the 2012 period included some short-term advances which carried very low rates of interest.  Most of the remaining advances are fixed-rate and are subject to penalty if paid off prior to maturity.

Interest expense on short-term borrowings and structured repurchase agreements decreased $330,000 due to a decrease in average balances from $266 million during the year ended December 31, 2012, to $233 million during the year ended December 31, 2013.  The decrease in balances of short-term borrowings was primarily due to decreases in securities sold under repurchase agreements with the Company's deposit customers which tend to fluctuate.  Interest expense on short-term borrowings and structured repurchase agreements increased $44,000 due to a slight increase in average rates on short-term borrowings and structured repurchase agreements from the year ended December 31, 2012, to the year ended December 31, 2013.

Interest expense on subordinated debentures issued to capital trusts decreased $56,000 due to a decrease in average rates from 1.99% in the year ended December 31, 2012, to 1.81% in the year ended December 31, 2013.  These are variable-rate debentures which bear interest at an average rate of three-month LIBOR plus 1.57%, adjusting quarterly.

Net Interest Income

Net interest income for the year ended December 31, 2013 decreased $5.5 million to $159.6 million compared to $165.1 million for the year ended December 31, 2012. Net interest margin was 4.70% for the year ended December 31, 2013, compared to 4.61% in 2012, an increase of nine basis points.  The Company’s margin was positively impacted in both years by the increases in expected cash flows to be received from the loan pools acquired in the FDIC-assisted transactions and the resulting increases to accretable yield which was discussed previously in “Interest Income – Loans” and is discussed in Note 4 of the accompanying audited financial statements, which are included in Item 8 of this Report.  The impact of these changes on the years ended December 31, 2013 and 2012 were increases in interest income of $35.2 million and $36.2 million, respectively, and increases in net interest margin of 104 basis points and 101 basis points, respectively.  Excluding the positive impact of the additional yield accretion, net interest margin increased six basis points during the year ended December 31, 2013.  During 2012 and 2013, market rates on checking and savings deposits decreased and retail time deposits renewed at lower rates of interest.  The Company has also experienced decreases in yields on loans and investments, excluding the yield accretion income discussed above, when compared to the previous year.  Existing loans continue to repay, and in many cases new loans are originated at rates which are lower than the rates on those repaying loans and may be lower than existing average portfolio rates.  In addition, premium amortization on the Company’s mortgage-backed securities investments was higher in 2013 compared to 2012.

The Company's overall interest rate spread increased seven basis points, or 1.8%, from 4.53% during the year ended December 31, 2012, to 4.60% during the year ended December 31, 2013. The increase was due to a 21 basis point decrease in the weighted average rate paid on interest-bearing liabilities, partially offset by a 14 basis point decrease in the weighted average yield on interest-earning assets. The Company's overall net interest margin increased nine basis points, or 2.0%, from 4.61% for the year ended December 31, 2012, to 4.70% for the year ended December 31, 2013.  In comparing the two years, the yield on loans decreased 49 basis points while the yield on investment securities and other interest-earning assets decreased 67 basis points. The rate paid on deposits decreased 25 basis points, the rate paid on FHLBank advances increased six basis points, the rate paid on short-term borrowings increased two basis points and the rate paid on subordinated debentures issued to capital trust decreased 18 basis points.

For additional information on net interest income components, refer to the "Average Balances, Interest Rates and Yields" table in this Report.

Provision for Loan Losses and Allowance for Loan Losses

Management records a provision for loan losses in an amount it believes sufficient to result in an allowance for loan losses that will cover current net charge-offs as well as risks believed to be inherent in the loan portfolio of the Bank. The amount of provision charged against current income is based on several factors, including, but not limited to, past loss experience, current portfolio mix, actual and potential losses identified in the loan portfolio, economic conditions, and internal as well as external reviews.  Based on the Company’s current assessment of these factors and their expected impact on the loan portfolio, management believes that provision expenses and net charge-offs for 2014 will likely continue to be less than those for 2013, or similar to the latter half of 2013.  However, the levels of non-performing assets, potential problem loans, loan loss provisions and net charge-offs fluctuate from period to period and are difficult to predict.

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

The provision for loan losses decreased $26.5 million to $17.4 million during the year ended December 31, 2013 when compared with the year ended December 31, 2012.  At December 31, 2013, the allowance for loan losses was $40.1 million, a decrease of $533,000 from December 31, 2012. Total net charge-offs were $17.9 million and $44.5 million for the years ended December 31, 2013 and 2012, respectively.  Ten relationships made up $12.7 million of the net charge-off total for the year ended December 31, 2013. The decrease in net charge-offs and provision for loan losses in 2013 were consistent with our expectations, as indicated in previous filings.  General market conditions, and more specifically, real estate absorption rates and unique circumstances related to individual borrowers and projects also contributed to the level of provisions and charge-offs.  As properties were categorized as potential problem loans, non-performing loans or foreclosed assets, evaluations were made of the values of these assets with corresponding charge-offs as appropriate.

Loans acquired in the 2009, 2011 and 2012 FDIC-assisted transactions are covered by loss sharing agreements between the FDIC and Great Southern Bank which afford Great Southern Bank at least 80% protection from losses in the acquired portfolio of loans.  The FDIC loss sharing agreements are subject to limitations on the types of losses covered and the length of time losses are covered and are conditioned upon the Bank complying with its requirements in the agreements with the FDIC.  These limitations are described in detail in Note 4 of the accompanying audited financial statements, which are included in Item 8 of this Report.  The acquired loans were grouped into pools based on common characteristics and were recorded at their estimated fair values, which incorporated estimated credit losses at the acquisition dates.  These loan pools are systematically reviewed by the Company to determine the risk of losses that may exceed those identified at the time of the acquisition.  Techniques used in determining risk of loss are similar to those used to determine the risk of loss for the legacy Great Southern Bank portfolio, with most focus being placed on those loan pools which include the larger loan relationships and those loan pools which exhibit higher risk characteristics.  Review of the acquired loan portfolio also includes meetings with customers, review of financial information and collateral valuations to determine if any additional losses are apparent.  Included in the net charge-off total for the year ended December 31, 2013, were charge-offs of $2.2 million and net recoveries of $1.1 million related to loans covered by the loss sharing agreements with the FDIC.  In the three months ended March 31, 2013, the Bank recorded $2.2 million in net charge-offs (with a corresponding provision for loan losses) related to the covered loans.  Under these agreements, the FDIC will reimburse the Bank for 80% of the losses, so the Bank expected reimbursement of $1.8 million of this charge-off and recorded income of this amount in the three months ended March 31, 2013.  During the three months ended June 30, 2013, these covered loans were resolved more favorably than originally anticipated, with the Bank experiencing a recovery of $1.1 million of the previously recorded charge-off.  The Bank expected to reimburse, and has reimbursed, the FDIC $0.9 million of this recovery and recorded expense of this amount in the three months ended June 30, 2013.

The Bank's allowance for loan losses as a percentage of total loans, excluding loans covered by the FDIC loss sharing agreements, was 1.92% and 2.21% at December 31, 2013 and 2012, respectively.  Management considers the allowance for loan losses adequate to cover losses inherent in the Company's loan portfolio at December 31, 2013, based on recent reviews of the Company's loan portfolio and current economic conditions.  If economic conditions were to deteriorate or management’s assessment of the loan portfolio were to change, it is possible that additional loan loss provisions would be required, thereby adversely affecting future results of operations and financial condition.

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

As a result of changes in balances and composition of the loan portfolio, changes in economic and market conditions that occur from time to time, and other factors specific to a borrower's circumstances, the level of non-performing assets will fluctuate. Non-performing assets, excluding FDIC-covered non-performing assets, at December 31, 2013 were $62.3 million, a decrease of $10.3 million from $72.6 million at December 31, 2012.  Non-performing assets as a percentage of total assets were 1.75% at December 31, 2013, compared to 1.84% at December 31, 2012.

Compared to December 31, 2012, non-performing loans decreased $2.6 million to $19.9 million and foreclosed assets decreased $7.7 million to $42.4 million.  Other commercial loans comprised $7.2 million, or 36.3%, of the total $19.9 million of non-performing loans at December 31, 2013.  Commercial real estate loans comprised $6.2 million, or 31.2%, of the total $19.9 million of non-performing loans at December 31, 2013.  One-to four-family residential loans comprised $4.4 million, or 21.9% of the total $19.9 million of non-performing loans at December 31, 2013.

Non-performing Loans. Activity in the non-performing loans category during the year ended December 31, 2013, was as follows:

				Transfer to
	Beginning		Removed	Potential	Transfers to			Ending
	Balance,		from Non-	Problem	Foreclosed			Balance,
	January 1	Additions	Performing	Loans	Assets	Charge-Offs	Payments	December 31
	(In Thousands)
One- to four-family construction	$--	$--	$--	$--	$--	$--	$--	$--
Subdivision construction	2	1,293	--	(2)	(281)	(133)	(8)	871
Land development	2,471	525	--	--	(2,236)	(288)	(134)	338
Commercial construction	--	--	--	--	--	--	--	--
One- to four-family residential	4,581	4,792	--	(705)	(1,683)	(1,419)	(1,205)	4,361
Other residential	--	4,535	--	--	(350)	(866)	(3,319)	--
Commercial real estate	8,324	12,158	--	(92)	(5,389)	(4,179)	(4,617)	6,205
Other commercial	6,248	7,272	--	--	(126)	(2,725)	(3,438)	7,231
Consumer	852	1,238	(399)	(35)	(43)	(166)	(547)	900

Total	$22,478	$31,813	$(399)	$(834)	$(10,108)	$(9,776)	$(13,268)	$19,906

At December 31, 2013, the non-performing other commercial category included nine loans, seven of which were added during the year. The largest relationship in this category is comprised of three loans totaling $2.7 million, or 37.2% of the total category, and is collateralized by inventory and assets of a business.  The non-performing commercial real estate category included five loans, three of which were added during the year, and were collateralized by hotel buildings and a theater in Branson, Mo.  $9.6 million of the $12.2 million of additions to non-performing commercial real estate were loans transferred from potential problem loans to non-performing loans during the year.  The largest relationship in this category is comprised of two loans totaling $4.1 million, or 66.0% of the total category, a portion of which was added during the year, and is collateralized by two hotel buildings.  The non-performing one- to four-family residential category included 58 loans, 42 of which were added during the year.

Foreclosed Assets. Of the total $53.5 million of other real estate owned at December 31, 2013, $9.0 million represents the fair value of foreclosed assets covered by FDIC loss sharing agreements and $2.1 million represents properties which were not acquired through foreclosure. The foreclosed assets covered by FDIC loss sharing agreements and the properties not acquired through foreclosure are not included in the following table and discussion of foreclosed assets.  Foreclosed assets have increased since the economic recession began in 2008.  During the year, economic growth was slow and the market for land development properties did not experience a recovery.  Because of this, we experienced continued higher levels of additions to foreclosed assets during 2013.  Because sales of foreclosed properties exceeded additions, total foreclosed assets decreased. Activity in foreclosed assets during the year ended December 31, 2013, was as follows:

	Beginning Balance, January 1	Additions	Proceeds from Sales	Capitalized Costs	ORE Expense Write-Downs	Ending Balance, December 31
	(In Thousands)

One- to four-family construction	$627	$600	$(627)	$--	$--	$600
Subdivision construction	17,146	832	(5,659)	26	(193)	12,152
Land development	14,284	4,353	(1,935)	45	(59)	16,688
Commercial construction	6,511	113	(4,254)	--	(238)	2,132
One- to four-family residential	975	2,550	(2,693)	--	(88)	744
Other residential	7,232	350	(1,864)	387	(205)	5,900
Commercial real estate	2,738	8,995	(8,518)	--	(80)	3,135
Commercial business	160	--	(81)	--	--	79
Consumer	471	3,662	(3,166)	--	--	967

Total	$50,144	$21,455	$(28,797)	$458	$(863)	$42,397

At December 31, 2013, the land development category of foreclosed assets included 29 properties, the largest of which was located in northwest Arkansas and had a balance of $2.3 million, or 13.7% of the total category.  Of the total dollar amount in the land development category of foreclosed assets, 35.1% and 36.9% was located in northwest Arkansas and in the Branson, Mo., area, respectively, including the largest property previously mentioned.  The subdivision construction category of foreclosed assets included 35 properties, the largest of which was located in the St. Louis, Mo. metropolitan area and had a balance of $3.2 million, or 26.5% of the total category.  Of the total dollar amount in the subdivision construction category of foreclosed assets, 16.4% and 14.9% is located in Branson, Mo., and Springfield, Mo., respectively. The other residential category of foreclosed assets included 17 properties, 13 of which were all part of the same condominium community, which was located in Branson, Mo. and had a balance of $2.4 million, or 40.7% of the total category.  Of the total dollar amount in the other residential category of foreclosed assets, 88.1% was located in the Branson, Mo., area, including the largest related group of properties previously mentioned.

Potential Problem Loans. Potential problem loans decreased $22.4 million during the year ended December 31, 2013 from $49.4 million at December 31, 2012 to $27.0 million at December 31, 2013. This decrease was due to $16.2 million in loans transferred to the non-performing category, $9.3 million in loans removed from potential problem loans due to improvements in the credits, $7.2 million in charge-offs, $7.5 million in loans transferred to foreclosed assets, and $3.9 million in payments on potential problem loans, partially offset by the addition of $21.7 million of loans to potential problem loans.  Potential problem loans are loans which management has identified through routine internal review procedures as having possible credit problems that may cause the borrowers difficulty in complying with current repayment terms. These loans are not reflected in non-performing assets, but are considered in determining the adequacy of the allowance for loan losses.  Activity in the potential problem loans category during the year ended December 31, 2013, was as follows:

	Beginning Balance, January 1	Additions	Removed from Potential Problem	Transfers to Non- Performing	Transfers to Foreclosed Assets	Charge-Offs	Payments	Ending Balance, December 31
	(In Thousands)

One- to four-family construction	$--	$--	$--	$--	$--	$--	$--	$--
Subdivision construction	1,652	1,894	(76)	(765)	(36)	(149)	(319)	2,201
Land development	9,458	5,025	--	(158)	(2,081)	(1,089)	(298)	10,857
Commercial construction	--	--	--	--	--	--	--	--
One- to four-family residential	5,386	1,150	(1,136)	(503)	(754)	(965)	(985)	2,193
Other residential	8,487	1,347	(4,414)	(713)	--	(2,181)	(570)	1,956
Commercial real estate	21,913	8,736	(3,535)	(9,639)	(4,605)	(2,352)	(1,638)	8,880
Other commercial	2,398	3,267	(73)	(4,426)	--	(431)	(18)	717
Consumer	129	283	(77)	(18)	--	(4)	(130)	183

Total	$49,423	$21,702	$(9,311)	$(16,222)	$(7,476)	$(7,171)	$(3,958)	$26,987

At December 31, 2013, the land development category included four loans, the largest of which was added during the current year.  This relationship totaled $5.0 million, or 46.1% of the total category, and was collateralized by property located in the Lake of the Ozarks, Mo. area.  The second largest relationship in this category totaled $3.8 million, or 35.4% of the total category, and was collateralized by property in the Branson, Mo. area.  The commercial real estate category of potential problem loans included 11 loans, 10 of which were added during the current year.  The largest addition during the year totaled $1.9 million and was collateralized by a hotel.  The largest relationship in this category, which was added during a previous year, had a balance of $5.0 million, or 55.8% of the total category.  The relationship was collateralized by properties located near Branson, Missouri.  The one- to four-family residential category of potential problem loans included 21 loans, nine of which were added during the current year.  The subdivision construction category of potential problem loans included six loans, four of which were added during the current year.  The largest relationship in this category, which was added during the current year, had a balance of $1.8 million, or 80.2% of the total category, and was collateralized by properties in the Branson, Mo., area.  The other residential category of potential problem loans included one loan which was added in a previous year, and was collateralized by properties located in the Branson, Mo., area. The other commercial category of potential problem loans included four loans, one of which was added in the current year.  The largest relationship in this category, which was added during a previous year, had a balance of $660,000, or 92.1% of the total category, and was collateralized by collector automobiles.

Non-Interest Income

Non-interest income for the year ended December 31, 2013 was $5.3 million compared with $46.0 million for the year ended December 31, 2012. The decrease of $40.7 million, or 88.5%, was primarily the result of the following items:

InterBank FDIC-assisted acquisition:  During the year ended December 31, 2012, the Bank recognized a one-time gain on the FDIC-assisted acquisition of InterBank of $31.3 million (pre-tax).

Amortization of income related to business acquisitions:  The net amortization expense related to business acquisitions was $25.3 million for the year ended December 31, 2013, compared to $18.7 million for the year ended December 31, 2012.  The amortization expense for the year ended December 31, 2013 was made up of the following items:  $29.5 million of amortization expense related to the changes in cash flows expected to be collected from the FDIC-covered loan portfolios and $712,000 of amortization of the clawback liability related to InterBank.  Offsetting the expense was income from the accretion of the discount related to the indemnification assets for all of the acquisitions of $2.7 million and $2.2 million of other loss share items.  The amortization expense for the year ended December 31, 2012 was made up of the following items:  $29.9 million of amortization expense related to the changes in cash flows expected to be collected from the FDIC-covered loan portfolios and $103,000 of amortization of the clawback liability related to InterBank.  Offsetting the expense was income from the accretion of the discount related to the indemnification assets for all of the acquisitions of $9.5 million and $1.8 million of income from other loss share items.

Net realized gains on sales of available-for-sale securities:  Net realized gains on sales of available-for-sale securities decreased $2.4 million for the year ended December 31, 2013, when compared to the year ended December 31, 2012, partially offset by a decrease in recognized impairment of available-for-sale securities of $680,000.  No impairment loss was recognized during the 2013 period.  The Company realized significant gains on the sale of $78 million of certain mortgage-backed and municipal securities in the 2012 period.

Service charges and ATM fees:  Service charges and ATM fees decreased $860,000 in the year ended December 31, 2013, when compared to the year ended December 31, 2012, primarily due to a decrease in overdraft activity, and therefore overdraft charges, in the current period compared to the prior period.

Non-Interest Expense

Total non-interest expense decreased $2.2 million, or 1.9%, from $112.6 million in the year ended December 31, 2012, to $110.4 million in the year ended December 31, 2013.  The Company’s efficiency ratio for the year ended December 31, 2013, was 66.9%, up from 53.0% in 2012.  The increase in the ratio in 2013 compared to 2012 was primarily due to decreases in net interest income and decreases in non-interest income resulting from decreased gains on sales of single-family loans and increased amortization expense related to business acquisitions, as well as decreases in non-interest income resulting from the acquisition gain in 2012.  The Company’s ratio of non-interest expense to average assets decreased from 2.98% for the year ended December 31, 2012, to 2.91% for the year ended December 31, 2013. The decrease in this ratio was due to a decrease in non-interest expense in the 2013 period compared to the 2012 period. Average assets for the year ended December 31, 2013, decreased $216 million, or 5.4%, from the year ended December 31, 2012.  The following were key items related to the decrease in non-interest expense for the year ended December 31, 2013 as compared to the year ended December 31, 2012:

Foreclosure-related expenses:  Expenses on foreclosed assets decreased $4.7 million for the year ended December 31, 2013, when compared to the year ended December 31, 2012, due primarily to large write-downs of carrying values of foreclosed assets and losses on sales of assets in 2012.

Other non-interest expense:  Other non-interest expense decreased $632,000 for the year ended December 31, 2013, when compared to the year ended December 31, 2012, due primarily to InterBank one-time acquisition related expenses incurred in 2012.

Partially offsetting the decrease in non-interest expense was an increase in the following items:

Salaries and employee benefits:   Salaries and employee benefits increased $1.2 million for the year ended December 31, 2013, when compared to the year ended December 31, 2012, primarily due to the internal growth of the Company and the increased number of employees, and salary increases for existing employees.

Partnership tax credit:  The partnership tax credit expense increased $1.1 million from the prior year period.  The Company has invested in certain federal low-income housing tax credits and federal new market tax credits.  These credits are typically purchased at 70-90% of the amount of the credit and are generally utilized to offset taxes payable over ten-year and seven-year periods, respectively.  During the year ended December 31, 2013, tax credits used to reduce the Company’s tax expense totaled $9.5 million, up $2.1 million from $7.4 million for the year ended December 31, 2012.  These tax credits resulted in corresponding amortization expense of $6.9 million during the year ended December 31, 2013, up $1.1 million from $5.8 million for the year ended December 31, 2012. The net result of these transactions was an increase to non-interest expense and a decrease to income tax expense, which positively impacted the Company’s effective tax rate, but negatively impacted the Company’s non-interest expense and efficiency ratio.

Advertising:  Advertising expense increased $593,000 for the year ended December 31, 2013, when compared to the year ended December 31, 2012, due to additional marketing campaigns across the franchise in the current year period, including business banking and mobile banking promotions, and loan campaigns.

Provision for Income Taxes

Provision for income taxes as a percentage of pre-tax income (from continuing operations) was 9.2% and 19.4% for the years ended December 31, 2013 and 2012, respectively. The effective tax rates (as compared to the statutory federal tax rate of 35.0%) were primarily affected by the tax credits noted above and tax-exempt investment securities and loans which reduce the Company’s effective tax rate.  In future periods, the Company expects the effective tax rate to be less than 12% of pre-tax net income, assuming it continues to maintain or increase its use of investment tax credits.  The Company’s effective tax rate may fluctuate as it is impacted by the level and timing of the Company’s utilization of tax credits and the level of tax-exempt investments and loans and the overall level of pretax income.  At this time, the Company expects to utilize a larger amount of tax credits in 2014 than it did in 2013.

Average Balances, Interest Rates and Yields

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. Average balances of loans receivable include the average balances of non-accrual loans for each period. Interest income on loans includes interest received on non-accrual loans on a cash basis. Interest income on loans includes the amortization of net loan fees which were deferred in accordance with accounting standards. Fees included in interest income were $3.4 million, $3.2 million and $2.3 million for 2013, 2012 and 2011, respectively. Tax-exempt income was not calculated on a tax equivalent basis. The table does not reflect any effect of income taxes.

	Dec. 31, 2013(2)	Year Ended December 31, 2013			Year Ended December 31, 2012			Year Ended December 31, 2011
	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
		(Dollars In Thousands)
Interest-earning assets:
Loans receivable:
One- to four-family residential	4.81%	$472,127	$35,072	7.43%	$463,096	$31,643	6.83%	$321,325	$25,076	7.80%
Other residential	4.73	312,362	23,963	7.67	314,630	18,807	5.98	256,170	15,536	6.06
Commercial real estate	4.70	813,147	51,175	6.29	785,181	56,428	7.19	690,413	54,698	7.92
Construction	4.50	208,254	14,413	6.92	219,309	20,802	9.49	265,102	33,966	12.81
Commercial business	4.97	249,647	14,505	5.81	228,109	19,439	8.52	194,622	20,953	10.77
Other loans	6.02	297,852	21,947	7.37	259,684	19,739	7.60	210,857	16,898	8.01
Industrial revenue bonds (1)	5.64	50,155	2,828	5.64	56,264	3,305	5.87	69,425	4,074	5.87

Total loans receivable	5.10	2,403,544	163,903	6.82	2,326,273	170,163	7.31	2,007,914	171,201	8.53

Investment securities (1)	2.73	717,806	14,459	2.01	846,197	22,674	2.68	841,308	26,962	3.20
Other interest-earning assets	0.22	276,394	433	0.16	413,092	671	0.16	311,493	504	0.16

Total interest-earning assets	4.49	3,397,744	178,795	5.26	3,585,562	193,508	5.40	3,160,715	198,667	6.29
Non-interest-earning assets:
Cash and cash equivalents		88,678			84,035			75,019
Other non-earning assets		303,454			336,016			261,126
Total assets		$3,789,876			$4,005,613			$3,496,860

Interest-bearing liabilities:
Interest-bearing demand and savings	0.20	$1,464,029	3,551	0.24	$1,456,172	7,087	0.49	$1,111,045	7,975	0.72
Time deposits	0.69	1,073,110	8,795	0.82	1,357,741	13,633	1.00	1,253,937	18,395	1.47
Total deposits	0.41	2,537,139	12,346	0.49	2,813,913	20,720	0.74	2,364,982	26,370	1.12
Short-term borrowings and repurchase agreements	1.20	232,598	2,324	1.00	265,718	2,610	0.98	303,944	2,965	0.98
Subordinated debentures issued to capital trust	1.81	30,929	561	1.81	30,929	617	1.99	30,929	569	1.84
FHLB advances	3.13	127,561	3,972	3.11	145,464	4,430	3.05	159,148	5,242	3.29

Total interest-bearing liabilities	0.61	2,928,227	19,203	0.66	3,256,024	28,377	0.87	2,859,003	35,146	1.23
Non-interest-bearing liabilities:
Demand deposits		459,802			385,770			306,728
Other liabilities		23,197			11,537			14,693
Total liabilities		3,411,226			3,653,331			3,180,424
Stockholders’ equity		378,650			352,282			316,436
Total liabilities and stockholders’ equity		$3,789,876			$4,005,613			$3,496,860

Net interest income:
Interest rate spread	3.88%		$159,592	4.60%		$165,131	4.53%		$163,521	5.06%
Net interest margin*				4.70%			4.61%			5.17%
Average interest-earning assets to average interest-bearing liabilities		116.0%			110.1%			110.6%

*	Defined as the Company's net interest income divided by total interest-earning assets.
(1)
 Of the total average balances of investment securities, average tax-exempt investment securities were $80.9 million, $134.7 million and $106.8 million for 2013, 2012 and 2011, respectively. In addition, average tax-exempt industrial revenue bonds were $38.3 million, $22.1 million and $43.8 million in 2013, 2012 and 2011, respectively. Interest income on tax-exempt assets included in this table was $5.1 million, $5.8 million and $6.8 million for 2013, 2012 and 2011, respectively. Interest income net of disallowed interest expense related to tax-exempt assets was $4.9 million, $5.5 million and $6.4 million for 2013, 2012 and 2011, respectively.

(2)
The yield/rate on loans at December 31, 2013 does not include the impact of the accretable yield (income) on loans acquired in the FDIC-assisted transactions.  See “Net Interest Income” for a discussion of the effect on 2013 results of operations.

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

	Year Ended December 31, 2013 vs. December 31, 2012			Year Ended December 31, 2012 vs. December 31, 2011
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Rate	Volume		Rate	Volume
	(In Thousands)
Interest-earning assets:
Loans receivable	$(11,786)	$5,526	$(6,260)	$(26,148)	$25,110	$(1,038)
Investment securities	(5,099)	(3,116)	(8,215)	(4,444)	156	(4,288)
Other interest-earning assets	(23)	(215)	(238)	2	165	167
Total interest-earning assets	(16,908)	2,195	(14,713)	(30,590)	25,431	(5,159)
Interest-bearing liabilities:
Demand deposits	(3,574)	38	(3,536)	(2,974)	2,086	(888)
Time deposits	(2,260)	(2,578)	(4,838)	(6,456)	1,694	(4,762)
Total deposits	(5,834)	(2,540)	(8,374)	(9,430)	3,780	(5,650)
Short-term borrowings and structured repo	44	(330)	(286)	21	(376)	(355)
Subordinated debentures issued to capital trust	(56)	--	(56)	48	--	48
FHLBank advances	98	(556)	(458)	(379)	(433)	(812)
Total interest-bearing liabilities	(5,748)	(3,426)	(9,174)	(9,740)	2,971	(6,769)
Net interest income	$(11,160)	$5,621	$(5,539)	$(20,850)	$22,460	$1,610

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

Liquidity

Liquidity is a measure of the Company's ability to generate sufficient cash to meet present and future financial obligations in a timely manner through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. These obligations include the credit needs of customers, funding deposit withdrawals and the day-to-day operations of the Company. Liquid assets include cash, interest-bearing deposits with financial institutions and certain investment securities and loans. As a result of the Company's management of the ability to generate liquidity primarily through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors' requirements and meet its customers' credit needs. At December 31, 2013, the Company had commitments of approximately $91.4 million to fund loan originations, $333.9 million of unused lines of credit and unadvanced loans, and $28.4 million of outstanding letters of credit.

The following table summarizes the Company's fixed and determinable contractual obligations by payment date as of December 31, 2013. Additional information regarding these contractual obligations is discussed further in Notes 8, 9, 10, 11, 12, 13, 16 and 19 of the accompanying audited financial statements, which are included in Item 8 of this Report.

	Payments Due In:
	One Year or Less	Over One to Five Years		Over Five Years		Total
	(In Thousands)

Deposits without a stated maturity	$1,814,684	$	---	$	---	$1,814,684
Time and brokered certificates of deposit	642,137		346,024		5,781	993,942
Federal Home Loan Bank advances	2,315		123,913		529	126,757
Short-term borrowings	136,109		---		---	136,109
Structured repurchase agreements	---		50,000		---	50,000
Subordinated debentures	---		---		30,929	30,929
Operating leases	858		1,788		1,089	3,735
Dividends declared but not paid	2,606		---		---	2,606

	$2,598,709		$521,725		$38,328	$3,158,762

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

At December 31, 2013 and 2012, the Company had these available secured lines and on-balance sheet liquidity:

	December 31, 2013	December 31, 2012
Federal Home Loan Bank line	$407.4 million	$426.5 million
Federal Reserve Bank line	$418.9 million	$446.6 million
Interest-Bearing and Non-Interest-Bearing Deposits	$227.9 million	$404.1 million
Unpledged Securities	$91.7 million	$72.0 million

Statements of Cash Flows. During the years ended December 31, 2013, 2012 and 2011, the Company had positive cash flows from operating activities. The Company experienced positive cash flows from investing activities during 2013 and 2012 and negative cash flows from investing activities during 2011.  The Company experienced negative cash flows from financing activities during 2013, 2012 and 2011.

Cash flows from operating activities for the periods covered by the Statements of Cash Flows have been primarily related to changes in accrued and deferred assets, credits and other liabilities, the provision for loan losses, impairments of investment securities, depreciation, gains on the purchase of additional business units and the amortization of deferred loan origination fees and discounts (premiums) on loans and investments, all of which are non-cash or non-operating adjustments to operating cash flows. Net income adjusted for non-cash and non-operating items and the origination and sale of loans held-for-sale were the primary sources of cash flows from operating activities. Operating activities provided cash flows of $93.9 million, $146.9 million and $101.4 million during the years ended December 31, 2013, 2012 and 2011, respectively.

During the years ended December 31, 2013 and 2012, investing activities provided cash of $124.7 million and $241.4 million, primarily due to the cash received from the FDIC-assisted acquisition and the repayment of investment securities.  During the year ended December 31, 2011, investing activities used cash of $147.9 million primarily due to the net increase in loans and investment securities for the year.

Changes in cash flows from financing activities during the periods covered by the Statements of Cash Flows are due to changes in deposits after interest credited, changes in FHLBank advances, changes in short-term borrowings, and dividend payments to stockholders.  Financing activities used cash flows of $394.8 million and $364.4 million during the years ended December 31, 2013 and 2012, primarily due to the repayment of advances from the FHLBank, reductions in customer repurchase agreements and reduction of time deposit balances.  In 2011, the change in cash flows from financing activities was also impacted by the issuance of preferred stock through the Company’s participation in the SBLF program as well as the redemption of preferred stock and the repurchase of common stock warrants which were both issued in conjunction with the Company’s participation in the CPP.  Financing activities used cash flows of $3.3 million for the year ended December 31, 2011, primarily due to reductions of brokered deposit balances and reductions in customer repurchase agreements primarily offset by increases in transaction deposits.  Financing activities in the future are expected to primarily include changes in deposits, changes in FHLBank advances, changes in short-term borrowings and dividend payments to stockholders.

Capital Resources

Management continuously reviews the capital position of the Company and the Bank to ensure compliance with minimum regulatory requirements, as well as to explore ways to increase capital either by retained earnings or other means.

Total stockholders’ equity at December 31, 2013, was $380.7 million, or 10.7% of total assets. At December 31, 2013, common stockholders' equity was $322.8 million, or 9.1% of total assets, equivalent to a book value of $23.60 per common share.   At December 31, 2012, the Company's total stockholders' equity was $369.9 million, or 9.4% of total assets. At December 31, 2012, common stockholders' equity was $311.9 million, or 7.9% of total assets, equivalent to a book value of $22.94 per common share.

At December 31, 2013, the Company’s tangible common equity to total assets ratio was 8.9% as compared to 7.7% at December 31, 2012. The Company’s tangible common equity to total risk-weighted assets ratio was 12.3% at December 31, 2013, compared to 12.7% at December 31, 2012.

Banks are required to maintain minimum risk-based capital ratios. These ratios compare capital, as defined by the risk-based regulations, to assets adjusted for their relative risk as defined by the regulations. Guidelines require banks to have a minimum Tier 1 risk-based capital ratio, as defined, of 4.00%, a minimum total risk-based capital ratio of 8.00%, and a minimum 4.00% Tier 1 leverage ratio. On December 31, 2013, the Bank's Tier 1 risk-based capital ratio was 14.2%, total risk-based capital ratio was 15.4% and the Tier 1 leverage ratio was 10.2%. As of December 31, 2013, the Bank was "well capitalized" as defined by the Federal banking agencies' capital-related regulations. The FRB has established capital regulations for bank holding companies that generally parallel the capital regulations for banks. On December 31, 2013, the Company's Tier 1 risk-based capital ratio was 15.6%, total risk-based capital ratio was 16.9% and the Tier 1 leverage ratio was 11.3%. As of December 31, 2013, the Company was "well capitalized" under the capital ratios described above. These ratios are the current capital requirements. As discussed in “Effect of Federal Laws and Regulations,” the Company and the Bank will be subject to new capital requirements due to the changes from “Basel III” and the Dodd-Frank Act for which the provisions generally become effective beginning January 1, 2015.

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

The SBLF Preferred Stock qualifies as Tier 1 capital.  The holder of the SBLF Preferred Stock is entitled to receive non-cumulative dividends, payable quarterly, on each January 1, April 1, July 1 and October 1.  The dividend rate, as a percentage of the liquidation amount, can fluctuate between one percent (1%) and five percent (5%) per annum on a quarterly basis during the first 10 quarters during which the SBLF Preferred Stock is outstanding, based upon changes in the level of “Qualified Small Business Lending” or “QSBL” (as defined in the Purchase Agreement) by the Bank over the adjusted baseline level calculated under the terms of the SBLF Preferred Stock ($201,374,000).  The initial dividend rate through September 30, 2011, was 5% and the dividend rate for the fourth quarter of 2011 was 2.6%.  Based upon the increase in the Bank’s level of QSBL over the adjusted baseline level, the dividend rate for all of 2013 and 2012 was approximately 1.0%.  For the tenth calendar quarter through four and one half years after issuance, the dividend rate will be fixed at between one percent (1%) and seven percent (7%) based upon the level of qualifying loans.  The Company has now reached the tenth calendar quarter and the dividend rate will be 1.0% until four and one half years after the issuance, which is March 2016.  After four and one half years from issuance, the dividend rate will increase to 9% (including a quarterly lending incentive fee of 0.5%).

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

Dividends. During the year ended December 31, 2013, the Company declared common stock cash dividends of $0.72 per share (29.8% of net income per common share) and paid common stock cash dividends of $0.54 per share. The quarterly dividend that would normally have been paid in January 2013 was paid in December 2012.  During the year ended December 31, 2012, the Company declared and paid common stock cash dividends of $0.72 per share (20.3% of net income per common share). The Board of Directors meets regularly to consider the level and the timing of dividend payments.  In addition, the Company paid preferred dividends as described below.

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

Under the terms of the SBLF Preferred Stock, the Company may only declare and pay a dividend on the common stock or other stock junior to the SBLF Preferred Stock, or repurchase shares of any such class or series of stock, if, after payment of such dividend, or after giving effect to such repurchase, (i) the dollar amount of the Company’s Tier 1 Capital would be at least equal to the “Tier 1 Dividend Threshold” and (ii) full dividends on all outstanding shares of SBLF Preferred Stock for the most recently completed dividend period have been or are contemporaneously declared and paid.  As of December 31, 2013, we satisfied this condition.

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

Common Stock Repurchases and Issuances. The Company has been in various buy-back programs since May 1990. Our ability to repurchase common stock  is currently limited, but allowed, under the terms of the SBLF preferred stock as noted above, under “-Dividends” and was previously generally precluded due to our participation in the CPP beginning in December 2008.  Therefore, during the years ended December 31, 2013 and 2012, the Company did not repurchase any shares of its common stock.  During the years ended December 31, 2013 and 2012, the Company issued 106,367 shares of stock at an average price of $19.69 per share and 116,479 shares of stock at an average price of $19.49 per share, respectively, to cover stock option exercises.

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

The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained despite fluctuations in prevailing interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time. The difference, or the interest rate repricing "gap," provides an indication of the extent to which an institution's interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities repricing during the same period, and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets during the same period. Generally, during a period of rising interest rates, a negative gap within shorter repricing periods would adversely affect net interest income, while a positive gap within shorter repricing periods would result in an increase in net interest income. During a period of falling interest rates, the opposite would be true. At December 31, 2013, Great Southern's interest rate risk models indicate that, generally, rising interest rates are expected to have a positive impact on the Company’s net interest income, while declining interest rates would have a negative impact on net interest income. We model various interest rate scenarios for rising and falling rates, including both parallel and non-parallel shifts in rates. The results of our modeling indicate that net interest income is not likely to be materially affected either positively or negatively in the first twelve months following a rate change, regardless of any changes in interest rates, because our portfolios are relatively well matched in a twelve-month horizon. The effects of interest rate changes, if any, are expected to be more impacting to net interest income in the 12 to 36 months following a rate change. As the Federal Funds rate is now very low, the Company’s interest rate floors have been reached on most of its “prime rate” loans. As discussed under “General-Net Interest Income and Interest Rate Risk Management,” at December 31, 2013, there were $502 million of adjustable rate loans which were tied to a national prime rate of interest which had interest rate floors. In addition, Great Southern has elected to leave its “Great Southern Prime Rate” at 5.00% for those loans that are indexed to “Great Southern Prime” rather than a national prime rate of interest. At December 31, 2013 and 2012, there were $248 million and $376 million, respectively, of loans indexed to “Great Southern Prime.” While these interest rate floors and, to a lesser extent, the utilization of the “Great Southern Prime” rate have helped keep the rate on our loan portfolio higher in this very low interest rate environment, they will also reduce the positive effect to our loan rates when market interest rates, specifically the “prime rate,” begin to increase. The interest rate on these loans will not increase until the loan floors are reached. Also, a significant portion of our retail certificates of deposit mature in the next twelve months and we expect that they will be replaced with new certificates of deposit at somewhat lower interest rates.

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

In 2013, the Company entered into two interest rate cap agreements related to its floating rate debt associated with its trust preferred securities. The agreements provide that the counterparty will reimburse the Company if interest rates rise above a certain threshold, thus creating a cap on the effective interest rate paid by the Company. These agreements are classified as hedging instruments, and the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.

The Company’s interest rate derivatives and hedging activities are discussed further in Note 17 of the Notes to the Consolidated Financial Statements, which are included in Item 8 of this Report.

The following tables illustrate the expected maturities and repricing, respectively, of the Bank's financial instruments at December 31, 2013. These schedules do not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. The tables are based on information prepared in accordance with generally accepted accounting principles.

Maturities

	December 31,
	2014		2015	2016	2017	2018	Thereafter	Total	2013 Fair Value
	(Dollars In Thousands)

Financial Assets:
Interest bearing deposits		$131,758	---	---	---	---	---	$131,758	$131,758
Weighted average rate		0.22%	---	---	---	---	---	0.22%
Available-for-sale equity securities		---	---	---	---	---	$2,869	$2,869	$2,869
Weighted average rate		---	---	---	---	---	---	---
Available-for-sale debt securities(1)		$24,382	$6,850	$8,107	$13,374	$5,824	$493,875	$552,412	$552,412
Weighted average rate		3.14%	6.21%	5.94%	6.30%	5.08%	2.50%	2.74%
Held-to-maturity securities		---	---	---	---	$805	---	$805	$912
Weighted average rate		---	---	---	---	7.37%	---	7.37%
Adjustable rate loans		$237,709	$155,902	$130,677	$166,703	$86,025	$531,542	$1,308,558	$1,310,369
Weighted average rate		4.94%	4.35%	4.56%	4.12%	4.05%	4.04%	4.30%
Fixed rate loans		$243,413	$119,421	$169,127	$180,382	$225,726	$334,151	$1,272,220	$1,273,797
Weighted average rate		5.32%	5.47%	5.71%	5.51%	4.80%	6.68%	5.61%
Federal Home Loan Bank stock		---	---	---	---	---	$9,822	$9,822	$9,822
Weighted average rate		---	---	---	---	---	1.88%	1.88%

Total financial assets		$637,262	$282,173	$307,911	$360,459	$318,380	$1,372,259	$3,278,444

Financial Liabilities:
Time deposits		$642,137	$178,726	$79,267	$56,112	$31,919	$5,781	$993,942	$999,095
Weighted average rate		0.59%	1.07%	1.33%	1.73%	1.58%	2.67%	0.84%
Interest-bearing demand		$1,291,879	---	---	---	---	---	$1,291,879	$1,291,879
Weighted average rate		0.20%	---	---	---	---	---	0.20%
Non-interest-bearing demand		$522,805	---	---	---	---	---	$522,805	$522,805
Weighted average rate		---	---	---	---	---	---	---
Federal Home Loan Bank		$3,170	$10,905	$25,884	$86,185	$84	$529	$126,757	$131,281
Weighted average rate		1.02%	3.87%	3.81%	3.92%	5.06%	5.51%	3.85%
Short-term borrowings		$136,109	---	---	---	---	---	$136,109	$136,109
Weighted average rate		0.04%	---	---	---	---	---	0.04%
Structured repurchase agreements	$	---	$50,000	---	---	---	---	$50,000	$53,485
Weighted average rate		---	4.34%	---	---	---	---	4.36%
Subordinated debentures		---	---	---	---	---	$30,929	$30,929	$30,929
Weighted average rate		---	---	---	---	---	1.81%	1.81%

Total financial liabilities		$2,596,100	$239,631	$105,151	$142,297	$32,003	$37,239	$3,152,421

_______________
(1)
Available-for-sale debt securities include approximately $412 million of mortgage-backed securities, collateralized mortgage obligations and SBA loan pools which pay interest and principal monthly to the Company. Of this total, $393 million represents securities that have variable rates of interest after a fixed interest period. These securities will experience rate changes at varying times over the next ten years. This table does not show the effect of these monthly repayments of principal or rate changes.

Repricing

	December 31,
	2014	2015	2016	2017	2018	Thereafter	Total	2013 Fair Value
	(Dollars In Thousands)

Financial Assets:
Interest bearing deposits	$131,758	---	---	---	---	---	$131,758	$131,758
Weighted average rate	0.22%	---	---	---	---	---	0.22%
Available-for-sale equity securities	---	---	---	---	---	$2,869	$2,869	$2,869
Weighted average rate	---	---	---	---	---	---	---
Available-for-sale debt securities(1)	$172,348	$152,810	$63,504	$30,156	$24,757	$108,837	$552,412	$552,412
Weighted average rate	1.65%	2.11%	2.59%	3.70%	4.47%	4.80%	2.74%
Held-to-maturity securities	---	---	---	---	$805	---	$805	$912
Weighted average rate	---	---	---	---	7.37%	---	7.37%
Adjustable rate loans	$1,144,772	$59,129	$61,894	$16,134	$24,674	$1,955	$1,308,558	$1,310,369
Weighted average rate	4.29%	4.43%	4.56%	3.79%	4.32%	3.59%	4.30%
Fixed rate loans	$242,268	$119,494	$170,056	$180,382	$225,729	$334,291	$1,272,220	$1,273,797
Weighted average rate	4.98%	5.48%	5.70%	5.51%	4.80%	6.68%	5.61%
Federal Home Loan Bank stock	$9,822	---	---	---	---	---	$9,822	$9,822
Weighted average rate	1.88%	---	---	---	---	---	1.88%

Total financial assets	$1,700,968	$331,433	$295,454	$226,672	$275,965	$447,952	$3,278,444

Financial Liabilities:
Time deposits(3)	$642,137	$178,726	$79,267	$56,112	$31,919	$5,781	$993,942	$999,095
Weighted average rate	0.59%	1.07%	1.33%	1.73%	1.58%	2.67%	0.84%
Interest-bearing demand	$1,291,879	---	---	---	---	---	$1,291,879	$1,291,879
Weighted average rate	0.20%	---	---	---	---	---	0.20%
Non-interest-bearing demand(2)	---	---	---	---	---	$522,805	$522,805	$522,805
Weighted average rate	---	---	---	---	---	---	---
Federal Home Loan Bank advances	$123,170	$905	$884	$1,185	$84	$529	$126,757	$131,281
Weighted average rate	3.83%	5.06%	5.06%	5.36%	5.06%	5.51%	3.85%
Short-term borrowings	$136,109	---	---	---	---	---	$136,109	$136,109
Weighted average rate	0.04%	---	---	---	---	---	0.04%
Structured repurchase agreements	---	$50,000	---	---	---	---	$50,000	$53,485
Weighted average rate	---	4.34%	---	---	---	---	4.36%
Subordinated debentures	$30,929	---	---	---	---	---	$30,929	$30,929
Weighted average rate	1.81%	---	---	---	---	---	1.81%

Total financial liabilities	$2,224,224	$229,631	$80,151	$57,297	$32,003	$529,115	$3,152,421

Periodic repricing GAP	$(523,256)	$101,802	$215,303	$169,375	$243,962	$(81,163)	$126,023

Cumulative repricing GAP	$(523,256)	$(421,454)	$(206,151)	$(36,776)	$207,186	$126,023

_______________
(1)
Available-for-sale debt securities include approximately $412 million of mortgage-backed securities, collateralized mortgage obligations and SBA loan pools which pay interest and principal monthly to the Company. Of this total, $393 million represents securities that have variable rates of interest after a fixed interest period. These securities will experience rate changes at varying times over the next ten years. This table does not show the effect of these monthly repayments of principal or rate changes.

(2)	Non-interest-bearing demand is included in this table in the column labeled "Thereafter" since there is no interest rate related to these liabilities and therefore there is nothing to reprice.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
Great Southern Bancorp, Inc.
Springfield, Missouri

We have audited the accompanying consolidated statements of financial condition of Great Southern Bancorp, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2013.  The Company’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Great Southern Bancorp, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Great Southern Bancorp, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 10, 2014, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

BKD, LLP

/s/ BKD, LLP

Springfield, Missouri
March 10, 2014

Great Southern Bancorp, Inc.
Consolidated Statements of Financial Condition
December 31, 2013 and 2012
(In Thousands, Except Per Share Data)

	2013	2012
Assets
Cash	$96,167	$107,949
Interest-bearing deposits in other financial institutions	131,758	295,855
Federal funds sold	—	337
Cash and cash equivalents	227,925	404,141
Available-for-sale securities	555,281	807,010
Held-to-maturity securities	805	920
Mortgage loans held for sale	7,239	26,829
Loans receivable, net of allowance for loan losses of $40,116 and $40,649 at December 31, 2013 and 2012, respectively	2,439,530	2,319,638
FDIC indemnification asset	72,705	117,263
Interest receivable	11,408	12,755
Prepaid expenses and other assets	72,904	79,560
Other real estate owned, net	53,514	68,874
Premises and equipment, net	104,534	102,286
Goodwill and other intangible assets	4,583	5,811
Federal Home Loan Bank stock	9,822	10,095
Total assets	$3,560,250	$3,955,182

Liabilities and Stockholders’ Equity
Liabilities
Deposits	$2,808,626	$3,153,193
Federal Home Loan Bank advances	126,757	126,730
Securities sold under reverse repurchase agreements with customers	134,981	179,644
Short-term borrowings	1,128	772
Structured repurchase agreements	50,000	53,039
Subordinated debentures issued to capital trust	30,929	30,929
Accrued interest payable	1,099	1,322
Advances from borrowers for taxes and insurance	3,721	2,154
Accrued expenses and other liabilities	18,502	12,128
Current and deferred income taxes	3,809	25,397
Total liabilities	3,179,552	3,585,308

Commitments and Contingencies	—	—

Stockholders’ Equity
Capital stock
Serial preferred stock – SBLF, $.01 par value; authorized 1,000,000 shares; issued and outstanding 2013 and 2012 – 57,943 shares	57,943	57,943
Common stock, $.01 par value; authorized 20,000,000 shares; issued and outstanding 2013 – 13,673,709 shares, 2012 – 13,596,335 shares	137	136
Additional paid-in capital	19,567	18,394
Retained earnings	300,589	276,751
Accumulated other comprehensive income, net of income
taxes of $1,326 and $8,965 at December 31, 2013 and 2012, respectively	2,462	16,650
Total stockholders’ equity	380,698	369,874
Total liabilities and stockholders’ equity	$3,560,250	$3,955,182

See Notes to Consolidated Financial Statements

Great Southern Bancorp, Inc.
Consolidated Statements of Income
Years Ended December 31, 2013, 2012 and 2011
(In Thousands, Except Per Share Data)

	2013	2012	2011
Interest Income
Loans	$163,903	$170,163	$171,201
Investment securities and other	14,892	23,345	27,466
	178,795	193,508	198,667
Interest Expense
Deposits	12,346	20,720	26,370
Federal Home Loan Bank advances	3,972	4,430	5,242
Short-term borrowings and repurchase agreements	2,324	2,610	2,965
Subordinated debentures issued to capital trust	561	617	569
	19,203	28,377	35,146

Net Interest Income	159,592	165,131	163,521
Provision for Loan Losses	17,386	43,863	35,336
Net Interest Income After Provision for Loan Losses	142,206	121,268	128,185

Noninterest Income
Commissions	1,065	1,036	896
Service charges and ATM fees	18,227	19,087	18,063
Net gains on loan sales	4,915	5,505	3,524
Net realized gains on sales of available-for-sale securities	243	2,666	483
Recognized impairment of available-for-sale securities	—	(680)	(615)
Late charges and fees on loans	1,264	1,028	651
Gain (loss) on derivative interest rate products	295	(38)	(10)
Gain recognized on business acquisitions	—	31,312	16,486
Accretion (amortization) of income/expense related to business acquisitions	(25,260)	(18,693)	(37,797)
Other income	4,566	4,779	2,450
	5,315	46,002	4,131

Noninterest Expense
Salaries and employee benefits	52,468	51,262	43,606
Net occupancy expense	20,658	20,179	15,220
Postage	3,315	3,301	3,096
Insurance	4,189	4,476	4,840
Advertising	2,165	1,572	1,316
Office supplies and printing	1,303	1,389	1,268
Telephone	2,868	2,768	2,270
Legal, audit and other professional fees	4,348	4,323	3,803
Expense on foreclosed assets	4,068	8,748	11,846
Partnership tax credit	6,879	5,782	3,985
Other operating expenses	8,128	8,760	6,226
	110,389	112,560	97,476

Income from Continuing Operations Before Income Taxes	$37,132	$54,710	$34,840

Provision for Income Taxes	3,403	10,623	5,183

Net Income from Continuing Operations	33,729	44,087	29,657

Discontinued Operations
Income from discontinued operations (including gain on disposal in 2012 of $6,114), net of income taxes of $2,487 and $330, for the years ended December 31, 2012 and 2011, respectively	—	4,619	612

Net Income	33,729	48,706	30,269
Preferred stock dividends and discount accretion	579	608	2,798
Non-cash deemed preferred stock dividend	—	—	1,212

Net Income Available to Common Shareholders	$33,150	$48,098	$26,259
Earnings Per Common Share
Basic	$2.43	$3.55	$1.95
Diluted	$2.42	$3.54	$1.93
Earnings from Continuing Operations Per Common Share
Basic	$2.43	$3.21	$1.91
Diluted	$2.42	$3.20	$1.89

See Notes to Consolidated Financial Statements

Great Southern Bancorp, Inc.
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2013, 2012 and 2011
(In Thousands)

	2013	2012	2011

Net Income	$33,729	$48,706	$30,269

Unrealized appreciation (depreciation) on available-for-sale securities, net of taxes (credit) of $(7,516), $3,444 and $4,508 for 2013, 2012 and 2011, respectively	(13,959)	6,398	8,373

Noncredit component of unrealized gain (loss) on available-for-sale debt securities for which a portion of an other-than-temporary impairment has been recognized, net of taxes (credit) of $(20), $8 and $287 for 2013, 2012 and 2011, respectively	(37)	14	533

Other-than-temporary impairment loss recognized in earnings on available for sale securities, net of taxes (credit) of $0, $(238) and $(215) for 2013, 2012 and 2011, respectively	—	(442)	(400)

Less: reclassification adjustment for gains included in net income, net of taxes of $(85), $(933) and $(169) for 2013, 2012 and 2011, respectively	(158)	(1,733)	(314)

Change in fair value of cash flow hedge, net of taxes (credit) of $(19), $0 and $0 for 2013, 2012 and 2011, respectively	(34)	—	—

Other comprehensive income (loss)	(14,188)	4,237	8,192

Comprehensive Income	$19,541	$52,943	$38,461

See Notes to Consolidated Financial Statements

Great Southern Bancorp, Inc.
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2013, 2012 and 2011
(In Thousands, Except Per Share Data)
							Accumulated
							Other
	CPP	SBLF		Common	Additional		Comprehensive
	Preferred	Preferred	Common	Stock	Paid-in	Retained	Income	Treasury
	Stock	Stock	Stock	Warrants	Capital	Earnings	(Loss)	Stock	Total

Balance, January 1, 2011	$56,480	$—	$134	$2,452	$20,701	$220,021	$4,221	$—	$304,009
Net income	—	—	—	—	—	30,269	—	—	30,269
Stock issued under Stock Option Plan	—	—	—	—	466	—	—	331	797
Common dividends declared, $.72 per share	—	—	—	—	—	(9,697)	—	—	(9,697)
Preferred stock discount accretion	1,520	—	—	—	—	(1,520)	—	—	—
CPP preferred stock dividends accrued (5%)	—	—	—	—	—	(1,772)	—	—	(1,772)
SBLF preferred stock dividends accrued (3.4%)	—	—	—	—	—	(718)	—	—	(718)
CPP preferred stock redeemed	(58,000)	—	—	—	—	—	—	—	(58,000)
SBLF preferred stock issued	—	57,943	—	—	—	—	—	—	57,943
Common stock warrants repurchased	—	—	—	(2,452)	(3,984)	—	—	—	(6,436)
Other comprehensive income	—	—	—	—	—	—	8,192	—	8,192
Reclassification of treasury stock per Maryland law	—	—	—	—	—	331	—	(331)	—

Balance, December 31, 2011	—	57,943	134	—	17,183	236,914	12,413	—	324,587
Net income	—	—	—	—	—	48,706	—	—	48,706
Stock issued under Stock Option Plan	—	—	—	—	1,211	—	—	1,493	2,704
Common dividends declared, $.72 per share	—	—	—	—	—	(9,753)	—	—	(9,753)
SBLF preferred stock dividends accrued (1.0%)	—	—	—	—	—	(607)	—	—	(607)
Other comprehensive income	—	—	—	—	—	—	4,237	—	4,237
Reclassification of treasury stock per Maryland law	—	—	2	—	—	1,491	—	(1,493)	—

Balance, December 31, 2012	—	57,943	136	—	18,394	276,751	16,650	—	369,874
Net income	—	—	—	—	—	33,729	—	—	33,729
Stock issued under Stock Option Plan	—	—	—	—	1,173	—	—	512	1,685
Common dividends declared, $.72 per share	—	—	—	—	—	(9,823)	—	—	(9,823)
SBLF preferred stock dividends accrued (1.0%)	—	—	—	—	—	(579)	—	—	(579)
Other comprehensive loss	—	—	—	—	—	—	(14,188)	—	(14,188)
Reclassification of treasury stock per Maryland law	—	—	1	—	—	511	—	(512)	—

Balance, December 31, 2013	$—	$57,943	$137	$—	$19,567	$300,589	$2,462	$—	$380,698

See Notes to Consolidated Financial Statements

Great Southern Bancorp, Inc.
Consolidated Statements of Cash Flows
Years Ended December 31, 2013, 2012 and 2011
(In Thousands)
	2013	2012	2011

Operating Activities
Net income	$33,729	$48,706	$30,269
Proceeds from sales of loans held for sale	215,744	269,817	191,476
Originations of loans held for sale	(198,910)	(264,179)	(195,081)
Items not requiring (providing) cash
Depreciation	8,036	7,159	5,099
Amortization	8,107	7,039	4,361
Compensation expense for stock option grants	443	435	486
Provision for loan losses	17,386	43,863	35,336
Net gains on loan sales	(4,915)	(5,505)	(3,524)
Net realized (gains) losses and impairment on available-for-sale securities	(243)	(1,986)	132
(Gain) loss on sale of premises and equipment	(60)	264	202
Loss on sale/write-down of foreclosed assets	1,259	4,968	13,712
Gain on purchase of additional business units	—	(31,312)	(16,486)
Gain on sale of business units	—	(6,114)	—
Amortization of deferred income, premiums and discounts	29,510	18,004	48,627
(Gain) loss on derivative interest rate products	(294)	39	10
Deferred income taxes	(8,839)	13,252	(9,304)
Changes in
Interest receivable	1,347	2,765	373
Prepaid expenses and other assets	(7,530)	31,412	(6,712)
Accrued expenses and other liabilities	4,260	(3,124)	(18)
Income taxes refundable/payable	(5,109)	11,413	2,474

Net cash provided by operating activities	93,921	146,916	101,432

Investing Activities
Net change in loans	$(33,180)	$(1,425)	$(173,026)
Purchase of loans	(129,422)	(23,457)	(2,100)
Proceeds from sale of student loans	—	—	799
Cash received from purchase of additional business units	—	75,328	66,837
Cash received from FDIC loss sharing reimbursements	28,511	49,369	6,709
Proceeds from sale of business units	—	7,800	—
Purchase of additional business units	—	—	(1)
Purchase of premises and equipment	(13,853)	(27,825)	(19,425)
Proceeds from sale of premises and equipment	1,518	1,728	1,007
Proceeds from sale of foreclosed assets	48,900	51,225	21,774
Capitalized costs on foreclosed assets	(457)	(510)	(267)
Proceeds from maturities, calls and repayments of held-to-maturity securities	115	945	100
Proceeds from sale of available-for-sale securities	108,487	78,094	21,001
Proceeds from maturities, calls and repayments of available-for-sale securities	210,798	182,900	151,731
Purchase of available-for-sale securities	(97,000)	(155,339)	(224,614)
Purchase of held-to-maturity securities	—	—	(840)
Redemption of Federal Home Loan Bank stock	273	2,578	2,462

Net cash provided by (used in) investing activities	124,690	241,411	(147,853)

Financing Activities
Net decrease in certificates of deposit	$(208,702)	$(421,977)	$(144,072)
Net increase (decrease) in checking and savings accounts	(134,562)	156,867	231,875
Proceeds from Federal Home Loan Bank advances	1,980	800	—
Repayments of Federal Home Loan Bank advances	(1,081)	(52,993)	(32,293)
Net decrease in short-term borrowings	(44,307)	(36,981)	(40,561)
Repayments of reverse repurchase borrowings	(3,000)	—	—
Redemption of CPP preferred stock	—	—	(58,000)
Proceeds from issuance of SBLF preferred stock	—	—	57,943
Repurchase of common stock warrants	—	—	(6,436)
Advances to borrowers for taxes and insurance	1,567	571	169
Dividends paid	(7,964)	(12,991)	(12,237)
Stock options exercised	1,242	2,269	311

Net cash used in financing activities	(394,827)	(364,435)	(3,301)

Increase (Decrease) in Cash and Cash Equivalents	(176,216)	23,892	(49,722)

Cash and Cash Equivalents, Beginning of Year	404,141	380,249	429,971

Cash and Cash Equivalents, End of Year	$227,925	$404,141	$380,249

See Notes to Consolidated Financial Statements

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

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

Effective November 30, 2012, Great Southern Bank sold its Great Southern Travel and Great Southern Insurance divisions.  The 2012 operations of the two divisions have been reclassified to include all revenues and expenses in discontinued operations.  The 2011 operations have been restated to reflect the reclassification of revenues and expenses in discontinued operations.  The discontinued operations are discussed further in Note 29.

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
December 31, 2013, 2012 and 2011

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

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

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

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

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
December 31, 2013, 2012 and 2011

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
December 31, 2013, 2012 and 2011

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

No asset impairment was recognized during the years ended December 31, 2013, 2012 and 2011.

Goodwill and Intangible Assets

Goodwill is evaluated annually for impairment or more frequently if impairment indicators are present.  A qualitative assessment is performed to determine whether the existence of events or circumstances leads to a determination that it is more likely than not the fair value is less than the carrying amount, including goodwill.  If, based on the evaluation, it is determined to be more likely than not that the fair value is less than the carrying value, then goodwill is tested further for impairment.  If the implied fair value of goodwill is lower than its carrying amount, a goodwill impairment is indicated and goodwill is written down to its implied fair value.  Subsequent increases in goodwill value are not recognized in the financial statements.

Intangible assets are being amortized on the straight-line basis over periods ranging from three to seven years.  Such assets are periodically evaluated as to the recoverability of their carrying value.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

A summary of goodwill and intangible assets is as follows:

	December 31,
	2013	2012
	(In Thousands)

Goodwill – Branch acquisitions	$379	$379
Deposit intangibles
TeamBank	947	1,368
Vantus Bank	829	1,141
Sun Security Bank	1,665	2,015
InterBank	763	908

	$4,583	$5,811

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

Mortgage Servicing Rights

Mortgage servicing assets are recognized separately when rights are acquired through purchase or through sale of financial assets.  Under the servicing assets and liabilities accounting guidance (FASB ASC 860-50), servicing rights resulting from the sale or securitization of loans originated by the Company are initially measured at fair value at the date of transfer.  In 2009, the Company acquired mortgage servicing rights as part of two FDIC-assisted transactions.  These mortgage servicing assets were initially recorded at their fair values as part of the acquisition valuation.  The initial fair values recorded for the mortgage servicing assets, acquired in 2009, totaled $923,000.  Mortgage servicing assets were $211,000 and $152,000 at December 31, 2013 and 2012, respectively.  The Company has elected to measure the mortgage servicing rights for mortgage loans using the amortization method, whereby servicing rights are amortized in proportion to and over the period of estimated net servicing income.  The amortized assets are assessed for impairment or increased obligation based on fair value at each reporting date.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

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

Each class of separately recognized servicing assets subsequently measured using the amortization method are evaluated and measured for impairment.  Impairment is determined by stratifying rights into tranches based on predominant characteristics, such as interest rate, loan type and investor type.  Impairment is recognized through a valuation allowance for an individual tranche, to the extent that fair value is less than the carrying amount of the servicing assets for that tranche.  The valuation allowance is adjusted to reflect changes in the measurement of impairment after the initial measurement of impairment.  At December 31, 2013 and 2012, no valuation allowance was recorded.  Fair value in excess of the carrying amount of servicing assets is not recognized.

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

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

Earnings per share (EPS) were computed as follows:

	2013	2012	2011
	(In Thousands, Except Per Share Data)

Net income	$33,729	$48,706	$30,269

Net income available to common shareholders	$33,150	$48,098	$26,259

Net income from continuing operations	$33,729	$44,087	$29,657

Net income from continuing operations available to common shareholders	$33,150	$43,479	$25,647

Average common shares outstanding	13,635	13,534	13,462

Average common share stock options and warrants outstanding	80	58	164

Average diluted common shares	13,715	13,592	13,626

Earnings per common share – basic	$2.43	$3.55	$1.95

Earnings per common share – diluted	$2.42	$3.54	$1.93

Earnings from continuing operations per common share – basic	$2.43	$3.21	$1.91

Earnings from continuing operations per common share – diluted	$2.42	$3.20	$1.89

Earnings from discontinued operations per common share, net of tax – basic	$—	$0.34	$0.04

Earnings from discontinued operations per common share, net of tax – diluted	$—	$0.34	$0.04

Options to purchase 243,510, 444,770 and 479,098 shares of common stock were outstanding at December 31, 2013, 2012 and 2011, respectively, but were not included in the computation of diluted earnings per share for that year because the options’ exercise price was greater than the average market price of the common shares for the years ended December 31, 2013, 2012 and 2011, respectively.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

Stock Option Plans

The Company has stock-based employee compensation plans, which are described more fully in Note 21.  In accordance with FASB ASC 718, Compensation – Stock Compensation, compensation cost related to share-based payment transactions is recognized in the Company’s consolidated financial statements based on the grant-date fair value of the award using the modified prospective transition method.  For the years ended December 31, 2013, 2012 and 2011, share-based compensation expense totaling $443,000, $435,000 and $486,000, respectively, was included in salaries and employee benefits expense in the consolidated statements of income.

Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents.  At December 31, 2013, cash equivalents consisted of interest-bearing deposits in other financial institutions.  At December 31, 2012, cash equivalents consisted of interest-bearing deposits in other financial institutions and federal funds sold.  At December 31, 2013, nearly all of the interest-bearing deposits were uninsured with most of these balances held at the Federal Home Loan Bank or the Federal Reserve Bank.

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

Deferred income tax expense results from changes in deferred tax assets and liabilities between periods.  Deferred tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination.  The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any.  A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information.  The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances and information available at the reporting date and is subject to management’s judgment.  Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.  At December 31, 2013 and 2012, no valuation allowance was established.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

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

Restriction on Cash and Due From Banks

The Bank is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank.  The reserve required at December 31, 2013 and 2012, respectively, was $71.0 million and $125.5 million.

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
December 31, 2013, 2012 and 2011

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

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

In January 2014, the FASB issued ASU No. 2014-01 to amend FASB ASC Topic 323, Investments – Equity Method and Joint Ventures.  The objective of this Update is to provide guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit.  The amendments in the Update permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met.  Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit).  The Update will be effective for the Company beginning January 1, 2015; however, early adoption is permitted.  The Company does have significant investments in such qualified affordable housing projects and is currently reviewing the provisions of this Update to determine what, if any, impacts it may have on the Company’s financial position or results of operations.  Based on its preliminary review, the Company may elect to adopt this Update early during the three months ending March 31, 2014.  The Company expects that there will be no material impact on the Company’s financial position or results of operations, except that the investment amortization expense which is currently included in Other Non-interest Expense in the Consolidated Statements of Income would be removed from Other Non-interest Expense and included in Provision for Income Taxes in the Consolidated Statements of Income.  This would have the effect of reducing Non-interest Expense and increasing Provision for Income Taxes, but is not expected to have any impact on Net Income.

In January 2014, the FASB issued ASU No. 2014-04 to amend FASB ASC Topic 310, Receivables – Troubled Debt Restructurings by Creditors.  The objective of the amendments in this Update is to reduce diversity by clarifying when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized.  The amendments in this Update clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction.  The Update will be effective for the Company beginning January 1, 2015, and is not expected to have a material impact on the Company’s financial position or results of operations.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

Note 2:  Investments in Debt and Equity Securities

The amortized cost and fair values of securities classified as available-for-sale were as follows:

	December 31, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)

U.S. government agencies	$20,000	$—	$2,745	$17,255
Mortgage-backed securities	365,020	4,824	2,266	367,578
Small Business Administration
loan pools	43,461	1,394	—	44,855
States and political subdivisions	122,113	2,549	1,938	122,724
Equity securities	847	2,022	—	2,869

	$551,441	$10,789	$6,949	$555,281

	December 31, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)

U.S. government agencies	$30,000	$40	$—	$30,040
Collateralized mortgage obligations	3,939	576	8	4,507
Mortgage-backed securities	582,039	14,861	814	596,086
Small Business Administration
loan pools	50,198	1,295	—	51,493
States and political subdivisions	114,372	8,506	—	122,878
Equity securities	847	1,159	—	2,006

	$781,395	$26,437	$822	$807,010

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

Additional details of the Company’s mortgage-backed securities at December 31, 2013, are described as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Mortgage-backed securities
FHLMC fixed	$3,562	$328	$—	$3,890
FHLMC hybrid ARM	15,828	959	—	16,787
Total FHLMC	19,390	1,287	—	20,677

FNMA fixed	11,590	292	489	11,393
FNMA hybrid ARM	32,967	980	62	33,885
Total FNMA	44,557	1,272	551	45,278

GNMA fixed	4,671	—	370	4,301
GNMA hybrid ARM	296,402	2,265	1,345	297,322
Total GNMA	301,073	2,265	1,715	301,623

	$365,020	$4,824	$2,266	$367,578

Total fixed	$19,823	$620	$859	$19,584
Total hybrid ARM	345,197	4,204	1,407	347,994

	$365,020	$4,824	$2,266	$367,578

The amortized cost and fair value of available-for-sale securities at December 31, 2013, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In Thousands)

One year or less	$110	$110
After one through five years	1,001	984
After five through ten years	9,893	10,032
After ten years	174,570	173,708
Securities not due on a single maturity date	365,020	367,578
Equity securities	847	2,869

	$551,441	$555,281

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

The amortized cost and fair values of securities classified as held to maturity were as follows:

December 31, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(In Thousands)
States and political
subdivisions	$ 805	$ 107	$ —	$ 912

December 31, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(In Thousands)
States and political
subdivisions	$ 920	$ 164	$ —	$ 1,084

The held-to-maturity securities at December 31, 2013, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In Thousands)

After one through five years	$805	$912

The amortized cost and fair values of securities pledged as collateral was as follows at December 31, 2013 and 2012:

	2013		2012

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)
Public deposits	$228,776	$230,318	$459,751	$473,679
Collateralized borrowing
accounts	171,071	168,813	187,700	189,862
Structured repurchase
agreements	60,352	61,026	64,298	66,575
Other	1,403	1,437	3,760	3,897

	$461,602	$461,594	$715,509	$734,013

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost.  Total fair value of these investments at December 31, 2013 and 2012, was approximately $237.6 million and $106.6 million, respectively, which is approximately 42.7% and 13.2% of the Company’s available-for-sale and held-to-maturity investment portfolio, respectively.

Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these debt securities are temporary.

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2013 and 2012:

	2013
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)

U.S. government agencies	$20,000	$(2,745)	$—	$—	$20,000	$(2,745)
Mortgage-backed securities	127,901	(1,871)	39,255	(395)	167,156	(2,266)
States and political subdivisions	50,401	(1,938)	—	—	50,401	(1,938)

	$198,302	$(6,554)	$39,255	$(395)	$237,557	$(6,949)

	2012
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)

Collateralized mortgage
obligations	$—	$—	$414	$(8)	$414	$(8)
Mortgage-backed securities	106,136	(814)	—	—	106,136	(814)

	$106,136	$(814)	$414	$(8)	$106,550	$(822)

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

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

During 2013, no securities were determined to have impairment that had become other than temporary.  During 2012, the Company determined that the impairment of a nonagency collateralized mortgage obligation with a book value of $680,000 had become other than temporary.  Consequently, the Company recorded a total of $680,000 of pre-tax charges to income.  During 2011, the Company determined that the impairment of a nonagency collateralized mortgage obligation with a book value of $1.8 million had become other than temporary.  Consequently, the Company recorded a total of $615,000 of pre-tax charges to income.  This was the same nonagency collateralized mortgage obligation that was also determined to be impaired during 2012.

Credit Losses Recognized on Investments

Certain debt securities have experienced fair value deterioration due to credit losses, as well as due to other market factors, but are not otherwise other-than-temporarily impaired.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

The following table provides information about debt securities for which only a credit loss was recognized in income and other losses are recorded in other comprehensive income.

	Accumulated Credit Losses
	2013	2012
	(In Thousands)
Credit losses on debt securities held
Beginning of year	$4,176	$3,598
Reductions due to final principal payments	(4,176)	—
Additions related to increases in credit losses on debt
securities for which other-than-temporary
impairment losses were previously recognized	—	680
Reductions due to sales	—	(102)
End of year	$—	$4,176

Note 3:	Loans and Allowance for Loan Losses

Classes of loans at December 31, 2013 and 2012, included:

	2013	2012
	(In Thousands)
One- to four-family residential construction	$34,662	$29,071
Subdivision construction	40,409	35,805
Land development	57,841	62,559
Commercial construction	184,019	150,515
Owner occupied one- to four-family residential	89,133	83,859
Non-owner occupied one- to four-family residential	145,908	145,458
Commercial real estate	780,690	692,377
Other residential	325,599	267,518
Commercial business	315,269	264,631
Industrial revenue bonds	42,230	43,762
Consumer auto	134,717	82,610
Consumer other	82,260	83,815
Home equity lines of credit	58,283	54,225
FDIC-supported loans, net of discounts (TeamBank)	49,862	77,615
FDIC-supported loans, net of discounts (Vantus Bank)	57,920	95,483
FDIC-supported loans, net of discounts
(Sun Security Bank)	64,843	91,519
FDIC-supported loans, net of discounts (InterBank)	213,539	259,232
	2,677,184	2,520,054
Undisbursed portion of loans in process	(194,544)	(157,574)
Allowance for loan losses	(40,116)	(40,649)
Deferred loan fees and gains, net	(2,994)	(2,193)
	$2,439,530	$2,319,638

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

Classes of loans by aging were as follows:

	December 31, 2013
							Total Loans
						Total	> 90 Days Past
	30-59 Days	60-89 Days	Over 90	Total Past		Loans	Due and
	Past Due	Past Due	Days	Due	Current	Receivable	Still Accruing
	(In Thousands)
One- to four-family
residential construction	$—	$—	$—	$—	$34,662	$34,662	$—
Subdivision construction	—	—	871	871	39,538	40,409	—
Land development	145	38	338	521	57,320	57,841	—
Commercial construction	—	—	—	—	184,019	184,019	—
Owner occupied one- to four-
family residential	1,233	344	3,014	4,591	84,542	89,133	211
Non-owner occupied one- to
four-family residential	1,562	171	843	2,576	143,332	145,908	140
Commercial real estate	2,856	131	6,205	9,192	771,498	780,690	—
Other residential	—	—	—	—	325,599	325,599	—
Commercial business	17	19	5,208	5,244	310,025	315,269	—
Industrial revenue bonds	—	—	2,023	2,023	40,207	42,230	—
Consumer auto	955	127	168	1,250	133,467	134,717	—
Consumer other	1,258	333	732	2,323	79,937	82,260	257
Home equity lines of credit	168	16	504	688	57,595	58,283	—
FDIC-supported loans, net of
discounts (TeamBank)	414	130	1,396	1,940	47,922	49,862	6
FDIC-supported loans, net of
discounts (Vantus Bank)	675	31	2,356	3,062	54,858	57,920	42
FDIC-supported loans,
net of discounts
(Sun Security Bank)	510	121	4,241	4,872	59,971	64,843	147
FDIC-supported loans, net of
discounts (InterBank)	6,024	1,567	16,768	24,359	189,180	213,539	20
	15,817	3,028	44,667	63,512	2,613,672	2,677,184	823
Less FDIC-supported loans,
net of discounts	7,623	1,849	24,761	34,233	351,931	386,164	215

Total legacy loans	$8,194	$1,179	$19,906	$29,279	$2,261,741	$2,291,020	$608

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

	December 31, 2012
							Total Loans
						Total	> 90 Days Past
	30-59 Days	60-89 Days	Over 90	Total Past		Loans	Due and
	Past Due	Past Due	Days	Due	Current	Receivable	Still Accruing
	(In Thousands)
One- to four-family
residential construction	$178	$—	$—	$178	$28,893	$29,071	$—
Subdivision construction	478	—	3	481	35,324	35,805	—
Land development	—	—	2,471	2,471	60,088	62,559	—
Commercial construction	—	—	—	—	150,515	150,515	—
Owner occupied one- to four-
family residential	3,305	263	2,352	5,920	77,939	83,859	237
Non-owner occupied one- to
four-family residential	2,600	—	1,905	4,505	140,953	145,458	—
Commercial real estate	1,346	726	8,324	10,396	681,981	692,377	—
Other residential	3,741	—	—	3,741	263,777	267,518	—
Commercial business	2,094	153	4,139	6,386	258,245	264,631	—
Industrial revenue bonds	—	—	2,110	2,110	41,652	43,762	—
Consumer auto	690	73	120	883	81,727	82,610	26
Consumer other	1,522	242	834	2,598	81,217	83,815	449
Home equity lines of credit	185	146	220	551	53,674	54,225	—
FDIC-supported loans, net of
discounts (TeamBank)	1,608	2,077	8,020	11,705	65,910	77,615	173
FDIC-supported loans, net of
discounts (Vantus Bank)	1,545	669	5,641	7,855	87,628	95,483	—
FDIC-supported loans,
net of discounts
(Sun Security Bank)	1,539	384	21,342	23,265	68,254	91,519	1,274
FDIC-supported loans, net of
discounts (InterBank)	10,212	4,662	33,928	48,802	210,430	259,232	347
	31,043	9,395	91,409	131,847	2,388,207	2,520,054	2,506
Less FDIC-supported loans,
net of discounts	14,904	7,792	68,931	91,627	432,222	523,849	1,794

Total legacy loans	$16,139	$1,603	$22,478	$40,220	$1,955,985	$1,996,205	$712

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

Nonaccruing loans are summarized as follows:

	December 31,
	2013	2012
	(In Thousands)

One- to four-family residential construction	$—	$—
Subdivision construction	871	3
Land development	338	2,471
Commercial construction	—	—
Owner occupied one- to four-family residential	2,803	2,115
Non-owner occupied one- to four-family
residential	703	1,905
Commercial real estate	6,205	8,324
Other residential	—	—
Commercial business	5,208	6,249
Industrial revenue bonds	2,023	—
Consumer auto	168	94
Consumer other	475	385
Home equity lines of credit	504	220

Total	$19,298	$21,766

The following table presents the activity in the allowance for loan losses by portfolio segment for the year ended December 31, 2013.  Also presented are the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of December 31, 2013:

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

	One- to Four-
	Family
	Residential
	and	Other	Commercial	Commercial	Commercial
	Construction	Residential	Real Estate	Construction	Business	Consumer	Total
	(In Thousands)
Allowance for Loan Losses
Balance, January 1, 2013	$6,822	$4,327	$17,441	$3,938	$5,096	$3,025	$40,649
Provision charged to expense	1,496	1,556	6,922	1,142	4,404	1,866	17,386
Losses charged off	(2,196)	(3,248)	(9,836)	(788)	(4,072)	(3,312)	(23,452)
Recoveries	113	43	2,412	172	1,023	1,770	5,533

Balance,
December 31, 2013	$6,235	$2,678	$16,939	$4,464	$6,451	$3,349	$40,116

Ending balance:
Individually evaluated
for impairment	$2,501	$—	$90	$473	$4,162	$218	$7,444
Collectively evaluated
for impairment	$3,734	$2,678	$16,845	$3,991	$2,287	$3,131	$32,666
Loans acquired and
accounted for under
ASC 310-30	$—	$—	$4	$—	$2	$—	$6

Loans
Individually evaluated
for impairment	$13,055	$10,983	$31,591	$12,628	$8,755	$1,389	$78,401
Collectively evaluated
for impairment	$297,057	$314,616	$791,329	$229,232	$306,514	$273,871	$2,212,619
Loans acquired and
accounted for under
ASC 310-30	$206,964	$35,095	$84,591	$6,989	$4,883	$47,642	$386,164

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

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

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

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

•	The other residential segment corresponds to the other residential class.

•	The commercial real estate segment includes the commercial real estate and industrial revenue bonds classes

•	The commercial construction segment includes the land development and commercial construction classes.

•	The commercial business segment corresponds to the commercial business class.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

•	The consumer segment includes the consumer auto, consumer other and home equity lines of credit classes.

The weighted average interest rate on loans receivable at December 31, 2013 and 2012, was 5.10% and 5.39%, respectively.

Loans serviced for others are not included in the accompanying consolidated statements of financial condition.  The unpaid principal balances of loans serviced for others were $166.2 million and $158.4 million at December 31, 2013 and 2012, respectively.  In addition, available lines of credit on these loans were $15.7 million and $15.7 million at December 31, 2013 and 2012, respectively.

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

The following summarizes information regarding impaired loans at and during the years ended December 31, 2013, 2012 and 2011:

				Year Ended
	December 31, 2013			December 31, 2013
				Average
		Unpaid		Investment	Interest
	Recorded	Principal	Specific	in Impaired	Income
	Balance	Balance	Allowance	Loans	Recognized
	(In Thousands)

One- to four-family residential construction	$—	$—	$—	$36	$—
Subdivision construction	3,502	3,531	1,659	3,315	163
Land development	12,628	13,042	473	13,389	560
Commercial construction	—	—	—	—	—
Owner occupied one- to four-family
residential	5,802	6,117	593	5,101	251
Non-owner occupied one- to four-family
residential	3,751	4,003	249	4,797	195
Commercial real estate	31,591	34,032	90	42,242	1,632
Other residential	10,983	10,983	—	13,837	434
Commercial business	6,057	6,077	4,162	6,821	179
Industrial revenue bonds	2,698	2,778	—	2,700	27
Consumer auto	216	231	32	145	16
Consumer other	604	700	91	630	63
Home equity lines of credit	569	706	95	391	38

Total	$78,401	$82,200	$7,444	$93,404	$3,558

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

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

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

At December 31, 2013, $18.0 million of impaired loans had specific valuation allowances totaling $7.4 million.  At December 31, 2012, $43.4 million of impaired loans had specific valuation allowances totaling $11.4 million.  At December 31, 2011, all impaired loans had specific valuation allowances totaling $10.0 million.  Previous to the third quarter of 2012, the Company reported all impaired loans as having specific valuation allowances, even though in many instances the allowance assigned to a particular loan was actually only the general valuation percentage used for that particular category of loans.  In the third quarter of 2012, the Company began reporting specific valuation allowances on impaired loans only if the recorded loan balance was greater than the calculated fair value of the collateral supporting the loan.  This change was also factored into the general valuation allowances recorded by the Company, and did not result in a significant change to the overall allowance for loan losses recorded by the Company.  For impaired loans which were nonaccruing, interest of approximately $1.6 million, $1.8 million and $2.4 million would have been recognized on an accrual basis during the years ended December 31, 2013, 2012 and 2011, respectively.

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

The following table presents newly restructured loans during 2013 and 2012 by type of modification:

	2013
				Total
	Interest Only	Term	Combination	Modification
	(In Thousands)

Mortgage loans on real estate:
One- to four-family
residential construction	$—	$286	$—	$286
Subdivision construction	—	2,067	568	2,635
Land development	3,842	2,078	—	5,920
Residential one-to-four family	—	1,499	—	1,499
Commercial	2,120	2,212	—	4,332
Other residential	1,956	1,874	—	3,830
Commercial	660	34	—	694
Consumer	—	241	—	241

	$8,578	$10,291	$568	$19,437

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

	2012
				Total
	Interest Only	Term	Combination	Modification
	(In Thousands)

Mortgage loans on real estate:
Residential one-to-four family	$1,291	$3,199	$392	$4,882
Commercial	773	5,405	—	6,178
Construction and land development	183	309	—	492
Other residential	—	3,977	—	3,977
Home equity lines of credit	—	19	—	19
Commercial	24	3,615	—	3,639
Consumer	—	39	—	39

	$2,271	$16,563	$392	$19,226

At December 31, 2013, the Company had $54.1 million of loans that were modified in troubled debt restructurings and impaired, as follows:  $10.9 million of construction and land development loans, $16.6 million of single family and multi-family residential mortgage loans, $24.8 million of commercial real estate loans, $1.5 million of commercial business loans and $310,000 of consumer loans.  Of the total troubled debt restructurings at December 31, 2013, $49.6 million were accruing interest and $22.1 million were classified as substandard using the Company’s internal grading system which is described below. The Company had troubled debt restructurings which were modified in the previous 12 months and subsequently defaulted during the year ended December 31, 2013 of approximately $1.4 million, including three commercial real estate loans totaling $912,000, three non-owner occupied residential mortgage loan totaling $260,000, two owner occupied residential mortgage loan totaling $187,000, three consumer loans totaling $41,000, and one commercial business loan totaling $13,000.  When loans modified as troubled debt restructuring have subsequent payment defaults, the defaults are factored into the determination of the allowance for loan losses to ensure specific valuation allowances reflect amounts considered uncollectible.  At December 31, 2012, the Company had $2.8 million of construction loans, $7.1 million of residential mortgage loans, $26.9 million of commercial real estate loans, $7.9 million of other residential loans, $1.9 million of commercial business loans and $167,000 of consumer loans that were modified in troubled debt restructurings and impaired.  Of the total troubled debt restructurings at December 31, 2012, $38.1 million were accruing interest and $14.6 million were classified as substandard and $1.0 million were classified as doubtful using the Company’s internal grading system.

During the year ended December 31, 2013, borrowers with loans designated as troubled debt restructurings totaling $2.3 million met the criteria for placement back on accrual status.  The $2.3 million was made up of $2.2 million of residential mortgage loans, $92,000 of commercial real estate loans and $8,000 of consumer loans.  This criteria is a minimum of six months of payment performance under existing or modified terms.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

The Company reviews the credit quality of its loan portfolio using an internal grading system that classifies loans as “Satisfactory,” “Watch,” “Special Mention” and “Substandard.”  Substandard loans are characterized by the distinct possibility that the Bank will sustain some loss if certain deficiencies are not corrected.  Special mention loans possess potential weaknesses that deserve management’s close attention but do not expose the Bank to a degree of risk that warrants substandard classification.  Loans classified as watch are being monitored because of indications of potential weaknesses or deficiencies that may require future classification as special mention or substandard.  Loans not meeting any of the criteria previously described are considered satisfactory.  The FDIC-covered loans are evaluated using this internal grading system.  However, since these loans are accounted for in pools and are currently covered through loss sharing agreements with the FDIC, all of the loan pools were considered satisfactory at December 31, 2013 and 2012, respectively.  See Note 4 for further discussion of the acquired loan pools and loss sharing agreements.  The loan grading system is presented by loan class below:

	December 31, 2013
			Special
	Satisfactory	Watch	Mention	Substandard	Doubtful	Total
	(In Thousands)
One- to four-family residential
construction	$34,364	$298	$—	$—	$—	$34,662
Subdivision construction	36,524	706	—	3,179	—	40,409
Land development	45,606	1,148	—	11,087	—	57,841
Commercial construction	184,019	—	—	—	—	184,019
Owner occupied one- to-four-
family residential	84,931	503	—	3,699	—	89,133
Non-owner occupied one- to-
four-family residential	137,003	6,718	—	2,187	—	145,908
Commercial real estate	727,668	37,937	—	15,085	—	780,690
Other residential	311,320	12,323	—	1,956	—	325,599
Commercial business	307,540	1,803	—	3,528	2,398	315,269
Industrial revenue bonds	39,532	675	—	2,023	—	42,230
Consumer auto	134,516	—	—	201	—	134,717
Consumer other	81,769	6	—	485	—	82,260
Home equity lines of credit	57,713	—	—	570	—	58,283
FDIC-supported loans, net of
discounts (TeamBank)	49,702	—	—	160	—	49,862
FDIC-supported loans, net of
discounts (Vantus Bank)	57,290	—	—	630	—	57,920
FDIC-supported loans, net of
discounts (Sun Security Bank)	63,360	—	—	1,483	—	64,843
FDIC-supported loans, net of
discounts (InterBank)	213,539	—	—	—	—	213,539

Total	$2,566,396	$62,117	$—	$46,273	$2,398	$2,677,184

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

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

Certain directors and executive officers of the Company and the Bank are customers of and had transactions with the Bank in the ordinary course of business.  Except for the interest rates on loans secured by personal residences, in the opinion of management, all loans included in such transactions were made on substantially the same terms as those prevailing at the time for comparable transactions with unrelated parties.  Generally, residential first mortgage loans and home equity lines of credit to all employees and directors have been granted at interest rates equal to the Bank’s cost of funds, subject to annual adjustments in the case of residential first mortgage loans and monthly adjustments in the case of home equity lines of credit.  At December 31, 2013 and 2012, loans outstanding to these directors and executive officers are summarized as follows:

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

	December 31,
	2013	2012
	(In Thousands)

Balance, beginning of year	$4,295	$2,294
New loans	4,835	5,121
Payments	(2,037)	(3,120)

Balance, end of year	$7,093	$4,295

Note 4:	Acquired Loans, Loss Sharing Agreements and FDIC Indemnification Assets

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
December 31, 2013, 2012 and 2011

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

The Bank originally recorded the fair value of the acquired loans at their preliminary fair value of $222.8 million and the related FDIC indemnification asset was originally recorded at its preliminary fair value of $153.6 million.  As discussed above, these initial fair values were adjusted during the measurement period, resulting in a final fair value at the acquisition date of $264.4 million for acquired loans and $128.3 million for the FDIC indemnification asset. A discount was recorded in conjunction with the fair value of the acquired loans and the amount accreted to yield during 2013, 2012 and 2011 was $134,000, $1.2 million and $2.5 million, respectively.

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

The loans, commitments and foreclosed assets purchased in the Vantus Bank transaction are covered by a loss sharing agreement between the FDIC and Great Southern Bank.  Under the loss sharing agreement, the Bank shares in the losses on assets covered under the agreement (referred to as covered assets).  On losses up to $102.0 million, the FDIC agreed to reimburse the Bank for 80% of the losses.  On losses exceeding $102.0 million, the FDIC agreed to reimburse the Bank for 95% of the losses.  Realized losses covered by the loss sharing agreement include loan contractual balances (and related unfunded commitments that were acquired), accrued interest on loans for up to 90 days, the book value of foreclosed real estate acquired, and certain direct costs, less cash or other consideration received by Great Southern.  This agreement extends for ten years for 1-4 family real estate loans and for five years for other loans.  The value of this loss sharing agreement was considered in determining fair values of loans and foreclosed assets acquired.  The loss sharing agreement is subject to the Bank following servicing procedures as specified in the agreement with the FDIC.  The expected reimbursements under the loss sharing agreement were recorded as an indemnification asset at their preliminary estimated fair value of $62.2 million on the acquisition date.  Based upon the acquisition date fair values of the net assets acquired, no goodwill was recorded.  The transaction resulted in a preliminary one-time gain of $45.9 million, which was included in Noninterest Income in the Company’s Consolidated Statement of

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

Income for the year ended December 31, 2009.  During 2010, the Company continued to analyze its estimates of the fair values of the loans acquired and the indemnification asset recorded.  The Company finalized its analysis of these assets without adjustments to the initial fair value estimates.  The Bank recorded the fair value of the acquired loans at their estimated fair value of $247.0 million and the related FDIC indemnification asset was recorded at its estimated fair value of $62.2 million.  A discount was recorded in conjunction with the fair value of the acquired loans and the amount accreted to yield during 2013, 2012 and 2011 was $104,000, $399,000 and $928,000, respectively.

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

The loans and foreclosed assets purchased in the Sun Security Bank transaction are covered by a loss sharing agreement between the FDIC and Great Southern Bank.  Under the loss sharing agreement, the FDIC has agreed to cover 80% of the losses on the loans (excluding approximately $4 million of consumer loans) and foreclosed assets purchased subject to certain limitations.  Realized losses covered by the loss sharing agreement include loan contractual balances (and related unfunded commitments that were acquired), accrued interest on loans for up to 90 days, the book value of foreclosed real estate acquired, and certain direct costs, less cash or other consideration received by Great Southern.  This agreement extends for ten years for 1-4 family real estate loans and for five years for other loans.  The value of this loss sharing agreement was considered in determining fair values of loans and foreclosed assets acquired.  The loss sharing agreement is subject to the Bank following servicing procedures as specified in the agreement with the FDIC.  The expected reimbursements under the loss sharing agreement were recorded as an indemnification asset at their preliminary estimated fair value of $67.4 million on the acquisition date.  Based upon the acquisition date fair values of the net assets acquired, no goodwill was recorded.  The transaction resulted in a preliminary one-time gain of $16.5 million, which was included in Noninterest Income in the Company’s Consolidated Statement of Income for the year ended December 31, 2011.  During 2012, the Company continued to analyze its estimates of the fair values of the loans acquired and the indemnification asset recorded.  The Company finalized its analysis of these assets without adjustments to the initial fair value estimates.  The Bank recorded the fair value of the acquired loans at their estimated fair value of $163.7 million and the related FDIC indemnification asset was recorded at its estimated fair value of $67.4 million.  A discount was recorded in conjunction with the fair value of the acquired loans and the amount accreted to yield during 2013, 2012 and 2011 was $974,000, $1.6 million and $140,000, respectively.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

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

The loans and foreclosed assets purchased in the InterBank transaction are covered by a loss sharing agreement between the FDIC and Great Southern Bank.  Under the loss sharing agreement, the FDIC has agreed to cover 80% of the losses on the loans (excluding approximately $60,000 of consumer loans) and foreclosed assets purchased subject to certain limitations.  Realized losses covered by the loss sharing agreement include loan contractual balances (and related unfunded commitments that were acquired), accrued interest on loans for up to 90 days, the book value of foreclosed real estate acquired, and certain direct costs, less cash or other consideration received by Great Southern.  This agreement extends for ten years for 1-4 family real estate loans and for five years for other loans.  The value of this loss sharing agreement was considered in determining fair values of loans and foreclosed assets acquired.  The loss sharing agreement is subject to the Bank following servicing procedures as specified in the agreement with the FDIC.  The expected reimbursements under the loss sharing agreement were recorded as an indemnification asset at their preliminary estimated fair value of $84.0 million on the acquisition date.  Based upon the acquisition date fair values of the net assets acquired, no goodwill was recorded.  The transaction resulted in a preliminary one-time gain of $31.3 million, which was included in Noninterest Income in the Company’s Consolidated Statement of Income for the year ended December 31, 2012.  During 2012, the Company continued to analyze its estimates of the fair values of the loans acquired and the indemnification asset recorded.  The Company finalized its analysis of these assets without adjustments to the initial fair value estimates.  The Bank recorded the fair value of the acquired loans at their estimated fair value of $285.5 million and the related FDIC indemnification asset was recorded at its estimated fair value of $84.0 million.  A premium was recorded in conjunction with the fair value of the acquired loans and the amount amortized to yield during 2013 and 2012 was $636,000 and $564,000, respectively.

In addition to the loan and FDIC indemnification assets noted above, the acquisition consisted of other assets with a fair value of approximately $79.8 million, including $34.9 million of investment securities, $34.5 million of cash and cash equivalents, $6.2 million of foreclosed assets, $585,000 of FHLB stock and $2.6 million of other assets.  Liabilities with a fair value of $458.7 million were also assumed, including $456.3 million of deposits and $2.4 million of other liabilities.  A customer-related core deposit intangible asset of $1.0 million was also recorded.  Net of the excess

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

of assets over liabilities, the Bank received approximately $40.8 million in cash from the FDIC and entered into the loss sharing agreement with the FDIC.

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

The amount of the estimated cash flows expected to be received from the acquired loan pools in excess of the fair values recorded for the loan pools is referred to as the accretable yield.  The accretable yield is recognized as interest income over the estimated lives of the loans.  The Company continues to evaluate the fair value of the loans including cash flows expected to be collected.  Increases in the Company’s cash flow expectations are recognized as increases to the accretable yield while decreases are recognized as impairments through the allowance for loan losses.  During the years ended December 31, 2013, 2012 and 2011, increases in expected cash flows related to the acquired loan portfolios resulted in adjustments to the accretable yield to be spread over the estimated remaining lives of the loans on a level-yield basis.  The increases in expected cash flows also reduced the amount of expected reimbursements under the loss sharing agreements.  This resulted in corresponding adjustments during the years ended December 31, 2013, 2012 and 2011, to the indemnification assets to be amortized on a level-yield basis over the remainder of the loss sharing agreements or the remaining expected lives of the loan pools, whichever is shorter.  The amounts of these adjustments were as follows:

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

	Year Ended
	December 31,	December 31,	December 31,
	2013	2012	2011
	(In Thousands)
Increase in accretable yield due to increased
cash flow expectations	$40,947	$42,567	$27,069
Decrease in FDIC indemnification asset
as a result of accretable yield increase	(32,597)	(34,054)	(23,821)

The adjustments, along with those made in previous years, impacted the Company’s Consolidated Statements of Income as follows:

	Year Ended
	December 31,	December 31,	December 31,
	2013	2012	2011
	(In Thousands)
Interest income	$35,211	$36,186	$49,208
Noninterest income	(29,451)	(29,864)	(43,835)

Net impact to pre-tax income	$5,760	$6,322	$5,373

Prior to January 1, 2010, the Company’s estimate of cash flows expected to be received from the acquired loan pools related to TeamBank and Vantus Bank had not materially changed, other than the adjustment of the provisional fair value measurements of the former TeamBank loan portfolio.  On an on-going basis the Company estimates the cash flows expected to be collected from the acquired loan pools.  For the loan pools acquired in 2012 and 2011, the cash flow estimates have increased, beginning in 2012.  For the loan pools acquired in 2009, the cash flow estimates have increased, beginning with the fourth quarter of 2010, based on payment histories and reduced loss expectations of the loan pools.  This resulted in increased income that was spread on a level-yield basis over the remaining expected lives of the loan pools.

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
December 31, 2013, 2012 and 2011

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

At December 31, 2013 and 2012, the Bank’s internal estimate of credit performance is expected to be better than the threshold set by the FDIC in the loss sharing agreement.  Therefore, a separate clawback liability totaling $3.7 million and $1.1 million was recorded at December 31, 2013 and 2012, respectively.  As changes in the fair values of the loans and foreclosed assets are determined due to changes in expected cash flows, changes in the amount of the clawback liability will occur.

TeamBank FDIC Indemnification Asset

The following tables present the balances of the FDIC indemnification asset related to the TeamBank transaction at December 31, 2013 and 2012.  Gross loan balances (due from the borrower) were reduced approximately $382.6 million since the transaction date because of $248.6 million of repayments by the borrower, $61.5 million of transfers to foreclosed assets and $72.5 million of charge-downs to customer loan balances.  Based upon the collectability analyses performed during the acquisition, we expected certain levels of foreclosures and charge-offs and actual results have been better than our expectations.  As a result, cash flows expected to be received from the acquired loan pools have increased, resulting in adjustments that were made to the related accretable yield as described above.

	December 31, 2013
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$53,553	$664
Reclassification from nonaccretable discount
to accretable discount due to change in
expected losses (net of accretion to date)	(2,882)	—
Original estimated fair value of assets, net of
activity since acquisition date	(49,862)	(647)
Expected loss remaining	809	17
Assumed loss sharing recovery percentage	82%	76%
Expected loss sharing value	665	13
Indemnification asset to be amortized resulting from
change in expected losses	593	—
Accretable discount on FDIC indemnification asset	(10)	—

FDIC indemnification asset	$1,248	$13

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

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

Vantus Bank FDIC Indemnification Asset

The following tables present the balances of the FDIC indemnification asset related to the Vantus Bank transaction at December 31, 2013 and 2012.  Gross loan balances (due from the borrower) were reduced approximately $271.5 million since the transaction date because of $226.6 million of repayments by the borrower, $16.3 million of transfers to foreclosed assets and $28.6 million of charge-downs to customer loan balances.  Based upon the collectability analyses performed during the acquisition, we expected certain levels of foreclosures and charge-offs and actual results have been better than our expectations.  As a result, cash flows expected to be received from the acquired loan pools have increased, resulting in adjustments that were made to the related accretable yield as described above.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

	December 31, 2013
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$60,011	$1,986
Reclassification from nonaccretable discount
to accretable discount due to change in
expected losses (net of accretion to date)	(1,202)	—
Original estimated fair value of assets, net of
activity since acquisition date	(57,920)	(1,092)
Expected loss remaining	889	894
Assumed loss sharing recovery percentage	78%	80%
Expected loss sharing value	690	716
Indemnification asset to be amortized resulting from
change in expected losses	919	—
Accretable discount on FDIC indemnification asset	(32)	—

FDIC indemnification asset	$1,577	$716

	December 31, 2012
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$103,910	$4,383
Noncredit premium/(discount), net of
activity since acquisition date	(104)	—
Reclassification from nonaccretable discount
to accretable discount due to change in
expected losses (net of accretion to date)	(5,429)	—
Original estimated fair value of assets, net of
activity since acquisition date	(95,483)	(3,214)
Expected loss remaining	2,894	1,169
Assumed loss sharing recovery percentage	78%	80%
Expected loss sharing value	2,270	935
Indemnification asset to be amortized resulting from
change in expected losses	4,343	—
Accretable discount on FDIC indemnification asset	(240)	—

FDIC indemnification asset	$6,373	$935

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

Sun Security Bank FDIC Indemnification Asset

The following tables present the balances of the FDIC indemnification asset related to the Sun Security Bank transaction at December 31, 2013 and 2012.  Gross loan balances (due from the borrower) were reduced approximately $155.9 million since the transaction date because of $98.7 million of repayments by the borrower, $26.1 million of transfers to foreclosed assets and $31.1 million of charge-downs to customer loan balances.  Based upon the collectability analyses performed during the acquisition, we expected certain levels of foreclosures and charge-offs and actual results have been better than our expectations.  As a result, cash flows expected to be received from the acquired loan pools have increased, resulting in adjustments that were made to the related accretable yield as described above.  Of the $8.5 million expected loss remaining, $540,000 is non-loss share discount.

	December 31, 2013
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$78,524	$3,582
Noncredit premium/(discount), net of
activity since acquisition date	(105)	—
Reclassification from nonaccretable discount
to accretable discount due to change in
expected losses (net of accretion to date)	(5,062)	—
Original estimated fair value of assets, net of
activity since acquisition date	(64,843)	(2,193)
Expected loss remaining	8,514	1,389
Assumed loss sharing recovery percentage	70%	80%
Expected loss sharing value	5,974	1,111
Indemnification asset to be amortized resulting from
change in expected losses	4,049	—
Accretable discount on FDIC indemnification asset	(680)	(93)

FDIC indemnification asset	$9,343	$1,018

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

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

InterBank FDIC Indemnification Asset

The following tables present the balances of the FDIC indemnification asset related to the InterBank transaction at December 31, 2012.  Gross loan balances (due from the borrower) were reduced approximately $108.3 million since the transaction date because of $79.9 million of repayments by the borrower, $9.2 million of transfers to foreclosed assets and $19.2 million of charge-offs to customer loan balances.  Based upon the collectability analyses performed during the acquisition, we expected certain levels of foreclosures and charge-offs and actual results have been better than our expectations.  As a result, cash flows expected to be received from the acquired loan pools have increased, resulting in adjustments that were made to the related accretable yield as described above.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

	December 31, 2013
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$284,975	$6,543
Noncredit premium/(discount), net of
activity since acquisition date	1,905	—
Reclassification from nonaccretable discount
to accretable discount due to change in
expected losses (net of accretion to date)	(21,218)	—
Original estimated fair value of assets, net of
activity since acquisition date	(213,539)	(5,073)
Expected loss remaining	52,123	1,470
Assumed loss sharing recovery percentage	82%	80%
Expected loss sharing value	42,654	1,176
FDIC loss share clawback	2,893	—
Indemnification asset to be amortized resulting from
change in expected losses	16,974	—
Accretable discount on FDIC indemnification asset	(4,874)	(33)
FDIC indemnification asset	$57,647	$1,143

	December 31, 2012
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$356,844	$2,001
Noncredit premium/(discount), net of
activity since acquisition date	2,541	—
Reclassification from nonaccretable discount
to accretable discount due to change in
expected losses (net of accretion to date)	(9,897)	—
Original estimated fair value of assets, net of
activity since acquisition date	(259,232)	(1,620)
Expected loss remaining	90,256	381
Assumed loss sharing recovery percentage	81%	80%
Expected loss sharing value	73,151	304
FDIC loss share clawback	1,000	—
Indemnification asset to be amortized resulting from
change in expected losses	7,871	—
Accretable discount on FDIC indemnification asset	(6,893)	(93)
FDIC indemnification asset	$75,129	$211

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

Changes in the accretable yield for acquired loan pools were as follows for the years ended December 31, 2013, 2012 and 2011:

			Sun
		Vantus	Security
	TeamBank	Bank	Bank	InterBank
	(In Thousands)
Balance, January 1, 2011	$36,765	$35,796	$—	$—
Additions	—	—	14,990	—
Accretion	(40,010)	(30,908)	(2,221)	—
Reclassification from nonaccretable difference(1)	17,907	17,079	—	—

Balance, December 31, 2011	14,662	21,967	12,769	—
Additions	—	—	—	46,078
Accretion	(20,129)	(21,437)	(15,851)	(11,998)
Reclassification from nonaccretable difference(1)	17,595	13,008	14,341	8,494
Balance, December 31, 2012	12,128	13,538	11,259	42,574
Accretion	(9,473)	(8,940)	(16,885)	(28,667)
Reclassification from nonaccretable difference(1)	4,747	1,127	16,739	26,188

Balance, December 31, 2013	$7,402	$5,725	$11,113	$40,095

(1)
Represents increases in estimated cash flows expected to be received from the acquired loan pools, primarily due to lower estimated credit losses.  The numbers also include changes in expected accretion of the loan pools for TeamBank, Vantus Bank, Sun Security Bank and InterBank for the year ended December 31, 2013, totaling $2.3 million, $611,000, $4.8 million and $146,000, respectively; for TeamBank, Vantus Bank, Sun Security Bank and InterBank for the year ended December 31, 2012, totaling $5.2 million, $4.4 million, $3.6 million and $2.4 million, respectively; and for TeamBank and Vantus Bank for the year ended December 31, 2011, totaling $3.5 million and $4.4 million, respectively.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

Note 5:  Other Real Estate Owned

Major classifications of foreclosed assets at December 31, 2013 and 2012, were as follows:

	2013	2012
	(In Thousands)
Foreclosed assets held for sale
One- to four-family construction	$600	$627
Subdivision construction	12,152	17,147
Land development	16,688	14,058
Commercial construction	2,132	6,511
One- to four-family residential	744	1,200
Other residential	5,900	7,232
Commercial real estate	3,135	2,738
Commercial business	79	160
Consumer	967	471
	42,397	50,144
FDIC-supported foreclosed assets, net of discounts	9,006	18,730

Foreclosed assets held for sale, net	51,403	68,874

Other real estate owned not acquired through
foreclosure	2,111	—

Other real estate owned	$53,514	$68,874

Other real estate owned not acquired through foreclosure includes 13 properties, 12 of which were branch locations that have been closed and are held for sale, and one of which is land which was acquired for a potential branch location.

Expenses applicable to foreclosed assets for the years ended December 31, 2013, 2012 and 2011, included the following:

	2013	2012	2011
	(In Thousands)

Net gain on sales of real estate	$(231)	$(1,603)	$(1,504)
Valuation write-downs	1,384	6,786	10,437
Operating expenses, net of rental
income	2,915	3,565	2,913

	$4,068	$8,748	$11,846

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

Note 6:  Premises and Equipment

Major classifications of premises and equipment at December 31, 2013 and 2012, stated at cost, were as follows:

	2013	2012
	(In Thousands)

Land	$29,348	$27,618
Buildings and improvements	71,026	66,446
Furniture, fixtures and equipment	44,143	41,676
	144,517	135,740
Less accumulated depreciation	39,983	33,454

	$104,534	$102,286

Note 7:	Investments in Limited Partnerships

Investments in Affordable Housing Partnerships

The Company has invested in certain limited partnerships that were formed to develop and operate apartments and single-family houses designed as high-quality affordable housing for lower income tenants throughout Missouri and contiguous states.  At December 31, 2013, the Company had fifteen investments, with a net carrying value of $34.2 million.  At December 31, 2012, the Company had eleven investments, with a net carrying value of $33.9 million.  Due to the Company’s inability to exercise any significant influence over any of the investments in Affordable Housing Partnerships, they all are accounted for using the cost method.  Each of the partnerships must meet the regulatory requirements for affordable housing for a minimum 15-year compliance period to fully utilize the tax credits.  If the partnerships cease to qualify during the compliance period, the credits may be denied for any period in which the projects are not in compliance and a portion of the credits previously taken may be subject to recapture with interest.

The remaining federal affordable housing tax credits to be utilized over a maximum of 15 years were $44.7 million as of December 31, 2013, assuming no tax credit recapture events occur and all projects currently under construction are completed as planned.  Amortization of the investments in partnerships is expected to be approximately $34.3 million, assuming all projects currently under construction are completed and funded as planned.  The Company’s usage of federal affordable housing tax credits approximated $7.1 million, $5.2 million and $2.6 million during 2013, 2012 and 2011, respectively.  Investment amortization amounted to $5.0 million, $4.6 million and $1.9 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

Investments in Community Development Entities

The Company has invested in certain limited partnerships that were formed to develop and operate business and real estate projects located in low-income communities.  At December 31, 2013, the Company had four investments, with a net carrying value of $6.8 million.  At December 31, 2012, the Company had three investments, with a net carrying value of $6.8 million.  Due to the Company’s inability to exercise any significant influence over any of the investments in qualified Community Development Entities, they are all accounted for using the cost method.  Each of the partnerships provides federal New Market Tax Credits over a seven-year credit allowance period.  In each of the first three years, credits totaling five percent of the original investment are allowed on the credit allowance dates and for the final four years, credits totaling six percent of the original investment are allowed on the credit allowance dates.  Each of the partnerships must be invested in a qualified Community Development Entity on each of the credit allowance dates during the seven-year period to utilize the tax credits.  If the Community Development Entities cease to qualify during the seven-year period, the credits may be denied for any credit allowance date and a portion of the credits previously taken may be subject to recapture with interest.  The investments in the Community Development Entities cannot be redeemed before the end of the seven-year period.

The remaining federal New Market Tax Credits to be utilized over a maximum of seven years were $9.6 million as of December 31, 2013.  Amortization of the investments in partnerships is expected to be approximately $6.7 million.  The Company’s usage of federal New Market Tax Credits approximated $2.3 million, $1.7 million and $1.7 million during 2013, 2012 and 2011, respectively.  Investment amortization amounted to $1.6 million, $1.1 million and $1.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Investments in Limited Partnerships for Federal Rehabilitation/Historic Tax Credits

From time to time, the Company has invested in certain limited partnerships that were formed to provide certain federal rehabilitation/historic tax credits.  The Company utilizes these credits in their entirety in the year the project is placed in service and the impact to the Consolidated Statements of Income has not been material.

Investments in Limited Partnerships for State Tax Credits

From time to time, the Company has invested in certain limited partnerships that were formed to provide certain state tax credits.  The Company has primarily syndicated these tax credits and the impact to the Consolidated Statements of Income has not been material.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

Note 8:  Deposits

Deposits at December 31, 2013 and 2012, are summarized as follows:

	Weighted Average
	Interest Rate	2013	2012
		(In Thousands, Except Interest Rates)

Noninterest-bearing accounts	—	$522,805	$385,778
Interest-bearing checking and
savings accounts	0.20% - 0.33	1,291,879	1,563,468
		1,814,684	1,949,246

Certificate accounts	0% - .99%	669,698	666,573
	1% - 1.99%	251,118	426,589
	2% - 2.99%	61,042	90,539
	3% - 3.99%	9,413	13,240
	4% - 4.99%	1,852	5,190
	5% and above	819	1,816
		993,942	1,203,947

		$2,808,626	$3,153,193

The weighted average interest rate on certificates of deposit was 0.69% and 1.00% at December 31, 2013 and 2012, respectively.

The aggregate amount of certificates of deposit originated by the Bank in denominations greater than $100,000 was approximately $345.1 million and $449.0 million at December 31, 2013 and 2012, respectively.  The Bank utilizes brokered deposits as an additional funding source.  The aggregate amount of brokered deposits was approximately $126.3 million and $119.1 million at December 31, 2013 and 2012, respectively.

At December 31, 2013, scheduled maturities of certificates of deposit were as follows:

	Retail	Brokered	Total
	(In Thousands)

2014	$569,543	$72,594	$642,137
2015	150,042	28,684	178,726
2016	54,267	25,000	79,267
2017	56,112	—	56,112
2018	31,919	—	31,919
Thereafter	5,781	—	5,781

	$867,664	$126,278	$993,942

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

A summary of interest expense on deposits for the years ended December 31, 2013, 2012 and 2011, is as follows:

	2013	2012	2011
	(In Thousands)

Checking and savings accounts	$3,551	$7,087	$7,976
Certificate accounts	8,871	13,715	18,467
Early withdrawal penalties	(76)	(82)	(73)

	$12,346	$20,720	$26,370

Note 9:	Advances From Federal Home Loan Bank

Advances from the Federal Home Loan Bank at December 31, 2013 and 2012, consisted of the following:

	December 31, 2013		December 31, 2012
		Weighted		Weighted
		Average		Average
		Interest		Interest
Due In	Amount	Rate	Amount	Rate
	(In Thousands)

2013	$—	—%	$1,081	1.71%
2014	2,315	1.02	335	5.46
2015	10,065	3.87	10,065	3.87
2016	25,070	3.81	25,070	3.81
2017	85,825	3.92	85,825	3.92
2018	81	5.06	81	5.06
2019 and thereafter	529	5.51	529	5.51

	123,885	3.85	122,986	3.89

Unamortized fair value adjustment	2,872		3,744

	$126,757		$126,730

Included in the Bank’s FHLB advances at December 31, 2013 and 2012, is a $10.0 million advance with a maturity date of October 26, 2015.  The interest rate on this advance is 3.86%.  The advance has a call provision that allows the Federal Home Loan Bank of Topeka to call the advance quarterly.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

Included in the Bank’s FHLB advances at December 31, 2013 and 2012, is a $25.0 million advance with a maturity date of December 7, 2016.  The interest rate on this advance is 3.81%.  The advance has a call provision that allows the Federal Home Loan Bank of Des Moines to call the advance quarterly.

Included in the Bank’s FHLB advances at December 31, 2013 and 2012, is a $30.0 million advance with a maturity date of March 29, 2017.  The interest rate on this advance is 4.07%.  The advance has a call provision that allows the Federal Home Loan Bank of Des Moines to call the advance quarterly.

Included in the Bank’s FHLB advances at December 31, 2013 and 2012, is a $25.0 million advance with a maturity date of June 20, 2017.  The interest rate on this advance is 4.57%.  The advance has a call provision that allows the Federal Home Loan Bank of Des Moines to call the advance quarterly.

Included in the Bank’s FHLB advances at December 31, 2013 and 2012, is a $30.0 million advance with a maturity date of November 24, 2017.  The interest rate on this advance is 3.20%.  The advance has a call provision that allows the Federal Home Loan Bank of Des Moines to call the advance quarterly.

The Bank has pledged FHLB stock, investment securities and first mortgage loans free of pledges, liens and encumbrances as collateral for outstanding advances.  No investment securities were specifically pledged as collateral for advances at December 31, 2013 and 2012.  Loans with carrying values of approximately $878.5 million and $905.8 million were pledged as collateral for outstanding advances at December 31, 2013 and 2012, respectively.  The Bank had potentially available $407.4 million remaining on its line of credit under a borrowing arrangement with the FHLB of Des Moines at December 31, 2013.

Note 10:	Short-Term Borrowings

Short-term borrowings at December 31, 2013 and 2012, are summarized as follows:

	2013	2012
	(In Thousands)

Notes payable – Community Development
Equity Funds	$1,128	$772
Securities sold under reverse repurchase agreements	134,981	179,644

	$136,109	$180,416

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

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

Short-term borrowings had weighted average interest rates of 0.04% and 0.07% at December 31, 2013 and 2012, respectively.  Short-term borrowings averaged approximately $180.4 million and $212.7 million for the years ended December 31, 2013 and 2012, respectively.  The maximum amounts outstanding at any month end were $220.1 million and $226.4 million, respectively, during those same periods.

Note 11:	Federal Reserve Bank Borrowings

At December 31, 2013 and 2012, the Bank had $418.9 million and $446.6 million, respectively, available under a line-of-credit borrowing arrangement with the Federal Reserve Bank.  The line is secured primarily by commercial loans.  There were no amounts borrowed under this arrangement at December 31, 2013 or 2012.

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

As part of the September 4, 2009, FDIC-assisted transaction involving Vantus Bank, the Company assumed $3.0 million in repurchase agreements with commercial banks.  These agreements were recorded at their estimated fair value which was derived using a discounted cash flow calculation that applies interest rates currently being offered on similar borrowings to the scheduled contractual maturity on the outstanding borrowing.  As of September 4, 2009, the fair value of the repurchase agreements was $3.2 million with an effective interest rate of 2.84%.  These borrowings bear interest at a fixed rate of 4.68% and matured in 2013.  While the borrowings were outstanding, the Company pledged investment securities to collateralize the borrowings in an amount of at least 110% of the total borrowings outstanding.  At December 31, 2013 and 2012, the book value of these repurchase agreements was $-0- and $3.0 million, respectively.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

Note 13:  Subordinated Debentures Issued to Capital Trusts

In November 2006, Great Southern Capital Trust II (Trust II), a statutory trust formed by the Company for the purpose of issuing the securities, issued a $25.0 million aggregate liquidation amount of floating rate cumulative trust preferred securities.  The Trust II securities bear a floating distribution rate equal to 90-day LIBOR plus 1.60%.  The Trust II securities are redeemable at the Company’s option beginning in February 2012, and if not sooner redeemed, mature on February 1, 2037.  The Trust II securities were sold in a private transaction exempt from registration under the Securities Act of 1933, as amended.  The gross proceeds of the offering were used to purchase Junior Subordinated Debentures from the Company totaling $25.8 million and bearing an interest rate identical to the distribution rate on the Trust II securities.  The initial interest rate on the Trust II debentures was 6.98%.  The interest rate was 1.84% and 1.91% at December 31, 2013 and 2012, respectively.

In July 2007, Great Southern Capital Trust III (Trust III), a statutory trust formed by the Company for the purpose of issuing the securities, issued a $5.0 million aggregate liquidation amount of floating rate cumulative trust preferred securities.  The Trust III securities bear a floating distribution rate equal to 90-day LIBOR plus 1.40%.  The Trust III securities are redeemable at the Company’s option beginning October 2012, and if not sooner redeemed, mature on October 1, 2037.  The Trust III securities were sold in a private transaction exempt from registration under the Securities Act of 1933, as amended.  The gross proceeds of the offering were used to purchase Junior Subordinated Debentures from the Company totaling $5.2 million and bearing an interest rate identical to the distribution rate on the Trust III securities.  The initial interest rate on the Trust III debentures was 6.76%.  The interest rate was 1.65% and 1.76% at December 31, 2013 and 2012, respectively.

At December 31, 2013 and 2012, subordinated debentures issued to capital trusts are summarized as follows:

	2013	2012
	(In Thousands)

Subordinated debentures	$30,929	$30,929

Note 14:	Income Taxes

The Company files a consolidated federal income tax return.  As of December 31, 2013 and 2012, retained earnings included approximately $17.5 million for which no deferred income tax liability had been recognized.  This amount represents an allocation of income to bad debt deductions for tax purposes only for tax years prior to 1988.  If the Bank were to liquidate, the entire amount would have to be recaptured and would create income for tax purposes only, which would be subject to the then-current corporate income tax rate.  The unrecorded deferred income tax liability on the above amount was approximately $6.5 million at December 31, 2013 and 2012.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

During the years ended December 31, 2013, 2012 and 2011, the provision for income taxes included these components:

	2013	2012	2011
	(In Thousands)

Taxes currently payable	$12,242	$(142)	$14,817
Deferred income taxes	(8,839)	13,252	(9,304)

Income taxes	3,403	13,110	5,513
Taxes attributable to
discontinued operations	—	(2,487)	(330)

Income tax expense attributable to continuing operations	$3,403	$10,623	$5,183

The tax effects of temporary differences related to deferred taxes shown on the statements of financial condition were:

	December 31,
	2013	2012
	(In Thousands)
Deferred tax assets
Allowance for loan losses	$14,041	$14,227
Interest on nonperforming loans	210	549
Accrued expenses	599	611
Realized impairment on available-for-sale
securities	—	1,247
Write-down of foreclosed assets	3,697	4,119
	18,547	20,753

Deferred tax liabilities
Tax depreciation in excess of book depreciation	(3,619)	(3,717)
FHLB stock dividends	(1,656)	(2,091)
Partnership tax credits	(3,068)	(3,241)
Prepaid expenses	(598)	(1,134)
Unrealized gain on available-for-sale securities	(1,344)	(8,965)
Difference in basis for acquired assets and
liabilities	(12,049)	(21,619)
Other	(256)	(274)
	(22,590)	(41,041)

Net deferred tax liability	$(4,043)	$(20,288)

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

Reconciliations of the Company’s effective tax rates from continuing operations to the statutory corporate tax rates were as follows:

	2013	2012	2011

Tax at statutory rate	35.0%	35.0%	35.0%
Nontaxable interest and
dividends	(4.6)	(3.5)	(6.3)
Tax credits	(22.8)	(12.5)	(15.2)
State taxes	1.6	0.5	0.7
Other	—	(0.1)	0.7

	9.2%	19.4%	14.9%

The Company and its consolidated subsidiaries have not been audited recently by the Internal Revenue Service or the state taxing authorities with respect to income or franchise tax returns, and as such, tax years through December 31, 2005, have been closed without audit.  The Company, through one of its subsidiaries, is a partner in two partnerships currently under Internal Revenue Service examinations for 2006 and 2007.  As a result, the Company’s 2006 and subsequent tax years remain open for examination.  It is too early in the examination process to predict the outcome of the underlying partnership examinations; however, the Company does not expect significant adjustments to its financial statements from these examinations.

Note 15:	Disclosures About Fair Value of Financial Instruments

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Fair value measurements must maximize the use of observable inputs and minimize the use of unobservable inputs.  There is a hierarchy of three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities

Level 2
Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities

Level 3	Unobservable inputs supported by little or no market activity and are significant to the fair value of the assets or liabilities

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2013 and 2012:

		Fair Value Measurements Using
		Quoted Prices
		in Active
		Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
December 31, 2013
U.S. government agencies	$17,255	$—	$17,255	$—
Mortgage-backed securities	367,578	—	367,578	—
Small Business Administration loan
pools	44,855	—	44,855	—
States and political subdivisions	122,724	—	122,724	—
Equity securities	2,869	—	2,869	—
Mortgage servicing rights	211	—	—	211
Interest rate derivative asset	2,544	—	—	2,544
Interest rate derivative liability	(1,613)	—	—	(1,613)

December 31, 2012
U.S. government agencies	30,040	—	30,040	—
Collateralized mortgage obligations	4,507	—	4,507	—
Mortgage-backed securities	596,086	—	596,086	—
Small Business Administration loan
pools	51,493	—	51,493	—
States and political subdivisions	122,878	—	122,878	—
Equity securities	2,006	—	2,006	—
Mortgage servicing rights	152	—	—	152
Interest rate derivative asset	2,112	—	—	2,112
Interest rate derivative liability	(2,160)	—	—	(2,160)

The following is a description of inputs and valuation methodologies used for assets recorded at fair value on a recurring basis and recognized in the accompanying statements of financial condition at December 31, 2013 and 2012, as well as the general classification of such assets pursuant to the valuation hierarchy.  There have been no significant changes in the valuation techniques during the year ended December 31, 2013.  For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

Available-for-Sale Securities

Investment securities available for sale are recorded at fair value on a recurring basis.  The fair values used by the Company are obtained from an independent pricing service, which represent either quoted market prices for the identical asset or fair values determined by pricing models, or other model-based valuation techniques, that consider observable market data, such as interest rate volatilities, LIBOR yield curve, credit spreads and prices from market makers and live trading systems.  Recurring Level 1 securities include exchange traded equity securities.  Recurring Level 2 securities include U.S. government agency securities, mortgage-backed securities, corporate debt securities, collateralized mortgage obligations, state and municipal bonds and U.S. government agency equity securities.  Inputs used for valuing Level 2 securities include observable data that may include dealer quotes, benchmark yields, market spreads, live trading levels and market consensus prepayment speeds, among other things.  Additional inputs include indicative values derived from the independent pricing service’s proprietary computerized models.  There were no Recurring Level 3 securities at both December 31, 2013 and 2012.

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

Mortgage
Servicing
Rights
(In Thousands)
Balance, January 1, 2012	$292
Additions	117
Amortization	(257)
Balance, December 31, 2012	152
Additions	239
Amortization	(180)
Balance, December 31, 2013	$211

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

Interest
Rate Derivative
Asset
(In Thousands)

Balance, January 1, 2012	$111
Net change in fair value	2,001
Balance, December 31, 2012	2,112
Net change in fair value	(253)

Balance, December 31, 2013	$1,859

Interest Rate Cap Derivative
Asset Designated
as Hedging Instrument
(In Thousands)

Balance, January 1, 2012	$—
Net change in fair value	—
Balance, December 31, 2012	—
Additions	738
Net change in fair value	(53)

Balance, December 31, 2013	$685

Interest
Rate Swap
Liability
(In Thousands)

Balance, January 1, 2012	$121
Net change in fair value	2,039
Balance, December 31, 2012	2,160
Net change in fair value	(547)

Balance, December 31, 2013	$1,613

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

Nonrecurring Measurements

The following tables present the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2013 and 2012:

		Fair Value Measurements Using
		Quoted
		Prices
		in Active
		Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
December 31, 2013
Impaired loans
One- to four-family residential construction	$—	$—	$—	$—
Subdivision construction	145	—	—	145
Land development	1,474	—	—	1,474
Owner occupied one- to four-family residential	349	—	—	349
Non-owner occupied one- to four-family residential	388	—	—	388
Commercial real estate	5,224	—	—	5,224
Other residential	1,440	—	—	1,440
Commercial business	61	—	—	61
Consumer auto	19	—	—	19
Consumer other	275	—	—	275
Home equity lines of credit	70	—	—	70
Total impaired loans	$9,445	$—	$—	$9,445

Foreclosed assets held for sale	$2,169	$—	$—	$2,169

December 31, 2012
Impaired loans
One- to four-family residential construction	$171	$—	$—	$171
Subdivision construction	1,482	—	—	1,482
Land development	1,463	—	—	1,463
Owner occupied one- to four-family residential	2,638	—	—	2,638
Non-owner occupied one- to four-family residential	2,392	—	—	2,392
Commercial real estate	21,764	—	—	21,764
Other residential	4,162	—	—	4,162
Commercial business	2,186	—	—	2,186
Consumer auto	51	—	—	51
Consumer other	286	—	—	286
Home equity lines of credit	44	—	—	44
Total impaired loans	$36,639	$—	$—	$36,639

Foreclosed assets held for sale	$11,360	$—	$—	$11,360

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

Following is a description of the valuation methodologies used for assets measured at fair value on a nonrecurring basis and recognized in the accompanying statements of financial condition, as well as the general classification of such assets pursuant to the valuation hierarchy.  For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

Loans Held for Sale

Mortgage loans held for sale are recorded at the lower of carrying value or fair value.  The fair value of mortgage loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics.  As such, the Company classifies mortgage loans held for sale as Nonrecurring Level 2.  Write-downs to fair value typically do not occur as the Company generally enters into commitments to sell individual mortgage loans at the time the loan is originated to reduce market risk.  The Company typically does not have commercial loans held for sale.  At December 31, 2013 and 2012, the aggregate fair value of mortgage loans held for sale exceeded their cost.  Accordingly, no mortgage loans held for sale were marked down and reported at fair value.

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

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

The Company records impaired loans as Nonrecurring Level 3.  If a loan’s fair value as estimated by the Company is less than its carrying value, the Company either records a charge-off for the portion of the loan that exceeds the fair value or establishes a reserve within the allowance for loan losses specific to the loan.  Loans for which such charge-offs or reserves were recorded during the years ended December 31, 2013 and 2012, are shown in the table above (net of reserves).

Foreclosed Assets Held for Sale

Foreclosed assets held for sale are initially recorded at fair value less estimated cost to sell at the date of foreclosure.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less estimated cost to sell.  Foreclosed assets held for sale are classified within Level 3 of the fair value hierarchy.  The foreclosed assets represented in the table above have been re-measured during the years ended December 31, 2013 and 2012, subsequent to their initial transfer to foreclosed assets.

The following disclosure relates to financial assets for which it is not practicable for the Company to estimate the fair value at December 31, 2013 and 2012.

FDIC Indemnification Asset

As part of the Purchase and Assumption Agreements, the Bank and the FDIC entered into loss sharing agreements.  These agreements cover realized losses on loans and foreclosed real estate subject to certain limitations which are more fully described in Note 4.

Under the TeamBank agreement, the FDIC agreed to reimburse the Bank for 80% of the first $115 million in realized losses and 95% for realized losses that exceed $115 million.  The indemnification asset was originally recorded at fair value on the acquisition date (March 20, 2009) and at December 31, 2013 and 2012, the carrying value was $1.3 million and $7.9 million, respectively.

Under the Vantus Bank agreement, the FDIC agreed to reimburse the Bank for 80% of the first $102 million in realized losses and 95% for realized losses that exceed $102 million.  The indemnification asset was originally recorded at fair value on the acquisition date (September 4, 2009) and at December 31, 2013 and 2012, the carrying value of the FDIC indemnification asset was $2.3 million and $7.3 million, respectively.

Under the Sun Security Bank agreement, the FDIC agreed to reimburse the Bank for 80% of realized losses.  The indemnification asset was originally recorded at fair value on the acquisition date (October 7, 2011) and at December 31, 2013 and 2012, the carrying value of the FDIC indemnification asset was $10.4 million and $26.8 million, respectively.

Under the InterBank agreement, the FDIC agreed to reimburse the Bank for 80% of realized losses.  The indemnification asset was originally recorded at fair value on the acquisition date (April 27, 2012) and at December 31, 2013 and 2012, the carrying value of the FDIC indemnification asset was $58.8 million and $75.3 million, respectively.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

From the dates of acquisition, each of the four agreements extends ten years for 1-4 family real estate loans and five years for other loans.  The loss sharing assets are measured separately from the loan portfolios because they are not contractually embedded in the loans and are not transferable with the loans should the Bank choose to dispose of them.  Fair values on the acquisition dates were estimated using projected cash flows available for loss sharing based on the credit adjustments estimated for each loan pool and the loss sharing percentages.  These cash flows were discounted to reflect the uncertainty of the timing and receipt of the loss sharing reimbursements from the FDIC.  The loss sharing assets are also separately measured from the related foreclosed real estate.  Although the assets are contractual receivables from the FDIC, they do not have effective interest rates.  The Bank will collect the assets over the next several years.  The amount ultimately collected will depend on the timing and amount of collections and charge-offs on the acquired assets covered by the loss sharing agreements.  While the assets were recorded at their estimated fair values on the acquisition dates, it is not practicable to complete fair value analyses on a quarterly or annual basis.  Estimating the fair value of the FDIC indemnification asset would involve preparing fair value analyses of the entire portfolios of loans and foreclosed assets covered by the loss sharing agreements from all three acquisitions on a quarterly or annual basis.

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
December 31, 2013, 2012 and 2011

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

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

	December 31, 2013			December 31, 2012
	Carrying	Fair	Hierarchy	Carrying	Fair	Hierarchy
	Amount	Value	Level	Amount	Value	Level
Financial assets
Cash and cash equivalents	$227,925	$227,925	1	$404,141	$404,141	1
Held-to-maturity securities	805	912	2	920	1,084	2
Mortgage loans held for sale	7,239	7,239	2	26,829	26,829	2
Loans, net of allowance for loan losses	2,439,530	2,442,917	3	2,319,638	2,326,051	3
Accrued interest receivable	11,408	11,408	3	12,755	12,755	3
Investment in FHLB stock	9,822	9,822	3	10,095	10,095	3

Financial liabilities
Deposits	2,808,626	2,813,779	3	3,153,193	3,162,288	3
FHLB advances	126,757	131,281	3	126,730	131,280	3
Short-term borrowings	136,109	136,109	3	180,416	180,416	3
Structured repurchase agreements	50,000	53,485	3	53,039	58,901	3
Subordinated debentures	30,929	30,929	3	30,929	30,929	3
Accrued interest payable	1,099	1,099	3	1,322	1,322	3
Unrecognized financial instruments (net of
contractual value)
Commitments to originate loans	—	—	3	—	—	3
Letters of credit	76	76	3	84	84	3
Lines of credit	—	—	3	—	—	3

Note 16:	Operating Leases

The Company has entered into various operating leases at several of its locations.  Some of the leases have renewal options.

At December 31, 2013, future minimum lease payments were as follows (in thousands):

2014	$858
2015	536
2016	429
2017	420
2018	403
Thereafter	1,089

$3,735

Rental expense was $1.0 million, $1.7 million and $1.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

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

Nondesignated Hedges

The Company has interest rate swaps that are not designated in qualifying hedging relationship.  Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain loan customers, which the Company began offering during the fourth quarter of 2011.  The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions.  As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  As of December 31, 2013, the Company had 24 interest rate swaps totaling $114.0 million in notional amount with commercial customers, and 24 interest rate swaps with the same notional amount with third parties related to this program.  As of December 31, 2012, the Company had 16 interest rate swaps totaling $81.7 million in notional amount with commercial customers, and 16 interest rate swaps with the same notional amount with third parties related to this program.  During the years ended December 31, 2013 and 2012, the Company recognized a net gain of $295,000 and a net loss of $38,000, respectively, in noninterest income related to changes in the fair value of these swaps.

Cash Flow Hedges

As a strategy to maintain acceptable levels of exposure to the risk of changes in future cash flows due to interest rate fluctuations, the Company entered into two interest rate cap agreements for a portion of its floating rate debt associated with its trust preferred securities.  The agreement with a notional amount of $25 million states that the Company will pay interest on its trust preferred debt in accordance with the original debt terms at a rate of 3-month LIBOR + 1.60%.  Should interest rates rise above a certain threshold, the counterparty will reimburse the Company for interest paid

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

such that the Company will have an effective interest rate on that portion of its trust preferred securities no higher than 2.37%.  The second agreement with a notional amount of $5 million states that the Company will pay interest on its trust preferred debt in accordance with the original debt terms at a rate of 3-month LIBOR + 1.40%.  Should interest rates rise above a certain threshold, the counterparty will reimburse the Company for interest paid such that the Company will have an effective interest rate on that portion of its trust preferred securities no higher than 2.17%.  The agreements were effective on August 1, 2013 and July 1, 2013, respectively, and have a term of four years.

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

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Financial Condition:

	Location in	Fair Value
	Consolidated Statements	December 31,	December 31,
	of Financial Condition	2013	2012
		(In Thousands)
Derivatives designated as
hedging instruments
Interest rate caps	Prepaid expenses and other assets	$685	$—

Total derivatives designated
as hedging instruments		$685	$—

Derivatives not designated
as hedging instruments

Asset Derivatives
Derivatives not designated
as hedging instruments
Interest rate products	Prepaid expenses and other assets	$1,859	$2,112

Total derivatives not
designated as hedging
instruments		$1,859	$2,112

Liability Derivatives
Derivatives not designated
as hedging instruments
Interest rate products	Accrued expenses and other liabilities	$1,613	$2,160

Total derivatives not
Designated as hedging
instruments		$1,613	$2,160

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

The following tables present the effect of derivative instruments on the statements of comprehensive income:

	Year Ended December 31
Cash Flow Hedges	Amount of Gain (Loss) Recognized in OCI
	2013	2012

Interest rate cap, net of income taxes	$(34)	$—

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

As of December 31, 2013, the termination value of derivatives in a net liability position, which included accrued interest but excluded any adjustment for nonperformance risk, related to these agreements was $480,000.  The Company has minimum collateral posting thresholds with its derivative counterparties.  At December 31, 2013, the Company’s activity with its derivative counterparties had met the level at which the minimum collateral posting thresholds take effect and the Company had posted $778,000 of collateral to satisfy the agreement.  As of December 31, 2012, the termination value of derivatives in a net liability position, which included accrued interest but excluded any adjustment for nonperformance risk, related to these agreements was $2.2 million.  At December 31, 2012, the Company’s activity with its derivative counterparties had met the level at which the minimum collateral posting thresholds take effect and the Company had posted $2.9 million of collateral to satisfy the agreement.  If the Company had breached any of these provisions at December 31, 2013 and 2012, it could have been required to settle its obligations under the agreements at the termination value.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

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

At December 31, 2013 and 2012, the Bank had outstanding commitments to originate loans and fund commercial construction loans aggregating approximately $84.4 million and $168.0 million, respectively.  The commitments extend over varying periods of time with the majority being disbursed within a 30- to 180-day period.

Mortgage loans in the process of origination represent amounts that the Bank plans to fund within a normal period of 60 to 90 days, many of which are intended for sale to investors in the secondary market.  Total mortgage loans in the process of origination amounted to approximately $7.0 million and $31.6 million at December 31, 2013 and 2012, respectively.

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

The Company had total outstanding standby letters of credit amounting to approximately $28.4 million and $25.4 million at December 31, 2013 and 2012, respectively, with $25.4 million and $22.5 million, respectively, of the letters of credit having terms up to five years and $3.0 million and $2.9 million, respectively, of the letters of credit having terms over five years.  Of the amount having terms over five years, $2.9 million and $2.9 million at December 31, 2013 and 2012, respectively, consisted of an outstanding letter of credit to guarantee the payment of principal and interest on a Multifamily Housing Refunding Revenue Bond Issue.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

Purchased Letters of Credit

The Company has purchased letters of credit from the Federal Home Loan Bank as security for certain public deposits.  The amount of the letters of credit was $14.9 million and $13.3 million at December 31, 2013 and 2012, respectively, and they expire in less than one year from issuance.

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

At December 31, 2013, the Bank had granted unused lines of credit to borrowers aggregating approximately $249.9 million and $84.0 million for commercial lines and open-end consumer lines, respectively.  At December 31, 2012, the Bank had granted unused lines of credit to borrowers aggregating approximately $207.2 million and $79.5 million for commercial lines and open end consumer lines, respectively.

Credit Risk

The Bank grants collateralized commercial, real estate and consumer loans primarily to customers in the southwest and central portions of Missouri, the greater Kansas City, Missouri, area, the greater Minneapolis, Minnesota, area, and the western and central portions of Iowa.  Although the Bank has a diversified portfolio, loans aggregating approximately $130.0 million and $151.5 million at December 31, 2013 and 2012, respectively, are secured by motels, restaurants, recreational facilities, other commercial properties and residential mortgages in the Branson, Missouri, area.  Residential mortgages account for approximately $44.8 million and $54.1 million of this total at December 31, 2013 and 2012, respectively.

In addition, loans (excluding those covered by loss sharing agreements) aggregating approximately $428.1 million and $389.9 million at December 31, 2013 and 2012, respectively, are secured primarily by apartments, condominiums, residential and commercial land developments, industrial revenue bonds and other types of commercial properties in the St. Louis, Missouri, area.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

Note 19:  Additional Cash Flow Information

	2013	2012	2011
	(In Thousands)
Noncash Investing and Financing Activities
Real estate acquired in settlement of
loans	$45,941	$82,954	$59,927
Sale and financing of foreclosed assets	$11,303	$11,855	$11,755
Conversion of foreclosed assets to
premises and equipment	—	—	$2,669
Conversion of premises and equipment
to foreclosed assets	$2,111	—	—
Dividends declared but not paid	$2,606	$168	$2,799

Additional Cash Payment Information
Interest paid	$19,426	$29,332	$36,634
Income taxes paid	$17,351	$33	$13,233
Income taxes refunded	—	$11,646	$4,975

Note 20:	Employee Benefits

The Company participates in the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra DB Plan), a multiemployer defined benefit pension plan covering all employees who have met minimum service requirements.  Effective July 1, 2006, this plan was closed to new participants.  Employees already in the plan continue to accrue benefits.  The Pentegra DB Plan’s Employer Identification Number is 13-5645888 and the Plan Number is 333.  The Company’s policy is to fund pension cost accrued.  Employer contributions charged to expense for the years ended December 31, 2013, 2012 and 2011, were approximately $744,000, $895,000 and $1.0 million, respectively.  The Company’s contributions to the Pentegra DB Plan were not more than 5% of the total contributions to the plan.  The funded status of the plan as of July 1, 2013 and 2012, was 102.24% and 111.88%, respectively.  The funded status was calculated by taking the market value of plan assets, which reflected contributions received through June 30, 2013 and 2012, respectively, divided by the funding target.  No collective bargaining agreements are in place that require contributions to the Pentegra DB Plan.

The Company has a defined contribution retirement plan covering substantially all employees.  The Company matches 100% of the employee’s contribution on the first 3% of the employee’s compensation and also matches an additional 50% of the employee’s contribution on the next 2% of the employee’s compensation.  During the year ended December 31, 2011, the Company matched 100% of the employee’s contribution on the first 4% of the employee’s compensation, and plus an additional 50% of the employee’s contribution on the next 2% of the employee’s compensation.  Employer contributions charged to expense for the years ended December 31, 2013, 2012 and 2011, were approximately $870,000, $1.2 million and $1.0 million, respectively.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

Note 21:  Stock Option Plan

The Company established the 1997 Stock Option and Incentive Plan for employees and directors of the Company and its subsidiaries.  Under the plan, stock options or other awards could be granted with respect to 1,600,000 (adjusted for stock splits) shares of common stock.  Upon stockholders’ approval of the 2003 Stock Option and Incentive Plan (the “2003 Plan”), the 1997 Stock Option and Incentive Plan was frozen; therefore, no new stock options or other awards may be granted under this plan.  At December 31, 2013 and 2012, no options were outstanding under this plan.  On May 15, 2013, the Company’s stockholders approved the Great Southern Bancorp, Inc. 2013 Equity Incentive Plan (the “2013 Plan”).  Upon the stockholders’ approval of the 2013 Plan, the Company’s 2003 Plan was frozen.  As a result, no new stock options or other awards may be granted under this plan; however, existing outstanding awards under the 2003 Plan were not affected.  At December 31, 2013, 583,207 options were outstanding under the 2003 Plan.

During 2013, the Company established the 2013 Plan, which provides for the grant from time to time to directors, emeritus directors, officers, employees and advisory directors of stock options, stock appreciation rights and restricted stock awards.  The number of shares of Common Stock available for awards under the 2013 Plan is 700,000, all of which may be utilized for stock options and stock appreciation rights and no more than 100,000 of which may be utilized for restricted stock awards.  At December 31, 2013, 116,500 options were outstanding under the 2013 Plan.

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

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

The table below summarizes transactions under the Company’s stock option plans:

			Weighted
	Available to Grant	Shares Under Option	Average Exercise Price

Balance, January 1, 2011	462,453	743,796	$23.592
Granted	(120,100)	120,100	19.349
Exercised	—	(25,856)	12.053
Forfeited from terminated plan(s)	—	(4,000)	12.898
Forfeited from current plan(s)	24,987	(24,987)	23.349

Balance, December 31, 2011	367,340	809,053	23.391
Granted	(105,200)	105,200	24.759
Exercised	—	(116,479)	19.488
Forfeited from current plan(s)	64,482	(64,482)	23.168

Balance, December 31, 2012	326,622	733,292	24.227
Granted from 2003 Plan	(3,100)	3,100	23.957
Exercised	—	(106,367)	19.687
Forfeited from terminated plan(s)	46,818	(46,818)	27.202
Termination of 2003 Plan	(370,340)	—
	—	583,207
Available to grant from 2013 Plan	700,000	—
Granted from 2013 Plan	(116,500)	116,500	29.515

Balance, December 31, 2013	583,500	699,707	$25.597

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

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

The fair value of each option award is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	December 31,	December 31,	December 31,
	2013	2012	2011

Expected dividends per share	$0.72	$0.72	$0.72
Risk-free interest rate	1.53%	0.65%	0.93%
Expected life of options	5 years	5 years	5 years
Expected volatility	24.80%	28.83%	27.99%
Weighted average fair value of
options granted during year	$5.22	$4.55	$3.15

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

The following table presents the activity related to options under all plans for the year ended December 31, 2013.

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Options	Price	Term

Options outstanding, January 1, 2013	733,292	$24.227	5.34
Granted	119,600	29.371
Exercised	(106,367)	19.687
Forfeited	(46,818)	27.202
Options outstanding, December 31, 2013	699,707	25.597	5.93

Options exercisable, December 31, 2013	359,749	26.356	3.28

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

For the years ended December 31, 2013, 2012 and 2011, options granted were 119,600, 105,200, and 120,100, respectively.  The total intrinsic value (amount by which the fair value of the underlying stock exceeds the exercise price of an option on exercise date) of options exercised during the years ended December 31, 2013, 2012 and 2011, was $858,000, $1.0 million and $145,000, respectively.  Cash received from the exercise of options for the years ended December 31, 2013, 2012 and 2011, was $1.2 million, $2.3 million and $311,000, respectively.  The actual tax benefit realized for the tax deductions from option exercises totaled $764,000, $888,000 and $97,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

The following table presents the activity related to nonvested options under all plans for the year ended December 31, 2013.

		Weighted	Weighted
		Average	Average
		Exercise	Grant Date
	Options	Price	Fair Value

Nonvested options, January 1, 2013	300,703	$21.442	$4.596
Granted	119,600	29.371	5.212
Vested this period	(65,389)	18.437	4.768
Nonvested options forfeited	(14,956)	21.715	4.790

Nonvested options, December 31, 2013	339,958	24.794	4.768

At December 31, 2012, there was $1.5 million of total unrecognized compensation cost related to nonvested options granted under the Company’s plans.  This compensation cost is expected to be recognized through 2018, with the majority of this expense recognized in 2014 and 2015.

The following table further summarizes information about stock options outstanding at December 31, 2013:

	Options Outstanding
		Weighted		Options Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$8.360 to $19.960	126,372	7.20 years	$16.924	51,163	$13.489
$20.120 to $25.000	207,050	7.53 years	23.373	58,801	22.065
$25.480 to $36.390	366,285	4.58 years	29.846	249,785	30.001

	699,707	5.93 years	25.597	359,749	26.356

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

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

Note 23:	Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income (AOCI), included in stockholders’ equity, are as follows:

	2013	2012

Net unrealized gain (loss) on available-for-sale securities	$3,841	$25,593
Net unrealized gain (loss) on available-for-sale securities for which a portion of an other-than-temporary impairment has been recognized in income	—	22

Net unrealized gain (loss) on derivatives used for cash flow hedges	(53)	—
	3,788	25,615

Tax effect	(1,326)	(8,965)

Net-of-tax amount	$2,462	$16,650

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

    Changes in Accumulated Other Comprehensive Income (AOCI) by Component

Amounts reclassified from AOCI and the affected line items in the statements of income during the years ended December 31, 2013, 2012 and 2011, were as follows:

	Amounts Reclassified from AOCI
	2013	2012	Affected Line Item in the Statements of Income

Unrealized gains (losses) on available-for-sale securities	$243	$2,666	Net realized gains on available-for-sale securities (total reclassified amount before tax)
			Total reclassified amount before tax
Income taxes	(85)	(933)	Tax (expense) benefit

Total reclassifications out of AOCI	$158	$1,733

Note 24:	Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I Capital (as defined) to adjusted tangible assets (as defined).  Management believes, as of December 31, 2013, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2013, the most recent notification from the Bank’s regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based and Tier 1 leverage capital ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

The Company’s and the Bank’s actual capital amounts and ratios are presented in the following table.  No amount was deducted from capital for interest-rate risk.

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
			(In Thousands)
As of December 31, 2013
Total risk-based capital
Great Southern Bancorp, Inc.	$436,156	16.9%	$	≥ 207,075	≥ 8.0%		N/A	N/A
Great Southern Bank	$398,292	15.4%	$	≥ 206,850	≥ 8.0%	$	≥ 258,562	≥ 10.0%

Tier I risk-based capital
Great Southern Bancorp, Inc.	$403,705	15.6%	$	≥ 103,538	≥ 4.0%		N/A	N/A
Great Southern Bank	$365,876	14.2%	$	≥ 103,425	≥ 4.0%	$	≥ 155,137	≥ 6.0%

Tier I leverage capital
Great Southern Bancorp, Inc.	$403,705	11.3%	$	≥ 143,057	≥ 4.0%		N/A	N/A
Great Southern Bank	$365,876	10.2%	$	≥ 142,865	≥ 4.0%	$	≥ 178,581	≥ 5.0%

As of December 31, 2012
Total risk-based capital
Great Southern Bancorp, Inc.	$407,725	16.9%	$	≥ 192,816	≥ 8.0%		N/A	N/A
Great Southern Bank	$383,859	15.9%	$	≥ 192,646	≥ 8.0%	$	≥ 240,808	≥ 10.0%

Tier I risk-based capital
Great Southern Bancorp, Inc.	$377,468	15.7%	$	≥ 96,408	≥ 4.0%		N/A	N/A
Great Southern Bank	$353,628	14.7%	$	≥ 96,323	≥ 4.0%	$	≥ 144,485	≥ 6.0%

Tier I leverage capital
Great Southern Bancorp, Inc.	$377,468	9.5%	$	≥ 159,359	≥ 4.0%		N/A	N/A
Great Southern Bank	$353,628	8.9%	$	≥ 159,120	≥ 4.0%	$	≥ 198,900	≥ 5.0%

The Company and the Bank are subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval.  At December 31, 2013 and 2012, the Company and the Bank exceeded their minimum capital requirements.  The entities may not pay dividends which would reduce capital below the minimum requirements shown above.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

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

Note 26:	Summary of Unaudited Quarterly Operating Results

Following is a summary of unaudited quarterly operating results for the years 2013, 2012 and 2011:

	2013
	Three Months Ended
	March 31	June 30	September 30	December 31
	(In Thousands, Except Per Share Data)

Interest income	$47,356	$43,481	$43,019	$44,939
Interest expense	5,224	4,980	4,555	4,445
Provision for loan losses	8,225	3,671	2,677	2,813
Net realized gains (losses) and impairment
on available-for-sale securities	34	97	110	2
Noninterest income	2,924	2,327	929	(864)
Noninterest expense	26,942	27,617	27,178	28,651
Provision (credit) for income taxes	1,495	1,316	1,099	(507)
Net income from continuing operations	8,394	8,224	8,439	8,673
Discontinued operations	—	—	—	—
Net income	8,394	8,224	8,439	8,673
Net income available to common
shareholders	8,249	8,079	8,294	8,528
Earnings per common share – diluted	0.60	0.59	0.61	0.62

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

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
December 31, 2013, 2012 and 2011

Note 27:  Condensed Parent Company Statements

The condensed statements of financial condition at December 31, 2013 and 2012, and statements of income, comprehensive income and cash flows for the years ended December 31, 2013, 2012 and 2011, for the parent company, Great Southern Bancorp, Inc., were as follows:

	December 31,
	2013	2012
	(In Thousands)

Statements of Financial Condition

Assets
Cash	$38,965	$23,430
Available-for-sale securities	2,869	2,006
Investment in subsidiary bank	371,590	375,281
Income taxes receivable	31	32
Prepaid expenses and other assets	1,752	1,059

	$415,207	$401,808

Liabilities and Stockholders’ Equity
Accounts payable and accrued expenses	$2,891	$599
Deferred income taxes	689	406
Subordinated debentures issued to capital trust	30,929	30,929
Preferred stock	57,943	57,943
Common stock	137	136
Additional paid-in capital	19,567	18,394
Retained earnings	300,589	276,751
Accumulated other comprehensive gain	2,462	16,650

	$415,207	$401,808

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

	2013	2012	2011
	(In Thousands)
Statements of Income
Income
Dividends from subsidiary bank	$24,000	$12,000	$12,000
Interest and dividend income	20	33	27
Net realized gains on sales of
available-for-sale securities	—	280	—
Other income (loss)	13	(19)	—

	24,033	12,294	12,027

Expense
Operating expenses	1,132	1,297	1,196
Interest expense	560	617	569

	1,692	1,914	1,765

Income before income tax and
equity in undistributed earnings
of subsidiaries	22,341	10,380	10,262
Credit for income taxes	(365)	(401)	(510)

Income before equity in earnings
of subsidiaries	22,706	10,781	10,772

Equity in undistributed earnings of
subsidiaries	11,023	37,925	19,497

Net income	$33,729	$48,706	$30,269

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

	2013	2012	2011
	(In Thousands)
Statements of Cash Flows
Operating Activities
Net income	$33,729	$48,706	$30,269
Items not requiring (providing) cash
Equity in undistributed earnings of subsidiary	(11,023)	(37,925)	(19,497)
Compensation expense for stock option grants	443	435	486
Net realized gains on sales of available-for-sale
securities	—	(280)	—
Changes in
Prepaid expenses and other assets	4	(19)	—
Accounts payable and accrued expenses	(146)	226	(58)
Income taxes	1	10	2
Net cash provided by operating activities	23,008	11,153	11,202

Investing Activities
Investment in subsidiaries	—	—	(15,000)
(Investment)/Return of principal - other investments	(13)	49	61
Proceeds from sale of available-for-sale securities	—	664	—
Purchase of held-to-maturity securities	—	—	(840)
Proceeds from maturity of held-to-maturity securities	—	840	—
Net cash provided by (used in) investing
activities	(13)	1,553	(15,779)

Financing Activities
Proceeds from issuance of SBLF preferred stock	—	—	57,943
Redemption of CPP preferred stock	—	—	(58,000)
Purchase of common stock warrant	—	—	(6,436)
Purchase of interest rate derivative	(738)	—	—
Dividends paid	(7,964)	(12,991)	(12,237)
Stock options exercised	1,242	2,269	311
Net cash used in financing activities	(7,460)	(10,722)	(18,419)

Increase (Decrease) in Cash	15,535	1,984	(22,996)

Cash, Beginning of Year	23,430	21,446	44,442

Cash, End of Year	$38,965	$23,430	$21,446

Additional Cash Payment Information
Interest paid	$565	$620	$563

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

	2013	2012	2011
	(In Thousands)
Statements of Comprehensive Income
Net Income
	$33,729	$48,706	$30,269
Unrealized appreciation on available-for-sale securities, net of taxes (credit) of $302, $195 and $(102), for 2013, 2012 and 2011, respectively	561	363	(189)

Less: reclassification adjustment for gains included in net income, net of taxes of $0, $98 and $0 for 2013, 2012 and 2011, respectively	—	(182)	—

Comprehensive income (loss) of subsidiaries	(14,749)	4,056	8,381

Comprehensive Income	$19,541	$52,943	$38,461

Note 28:	Preferred Stock and Common Stock Warrant

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
December 31, 2013, 2012 and 2011

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

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

The SBLF Preferred Stock qualifies as Tier 1 capital.  The holders of SBLF Preferred Stock are entitled to receive non-cumulative dividends, payable quarterly, on each January 1, April 1, July 1 and October 1.  The dividend rate, as a percentage of the liquidation amount, can fluctuate between one percent (1%) and five percent (5%) per annum on a quarterly basis during the first 10 quarters during which the SBLF Preferred Stock is outstanding, based upon changes in the level of “Qualified Small Business Lending” or “QSBL” (as defined in the SBLF Purchase Agreement) by the Bank over the adjusted baseline level calculated under the terms of the SBLF Preferred Stock $(201,374,000).  Based upon the increase in the Bank’s level of QSBL over the adjusted baseline level, the dividend rate for the fourth quarter of 2013 was 1.0%.  For the tenth calendar quarter through four and one-half years after issuance, the dividend rate will be fixed at between one percent (1%) and seven percent (7%) based upon the level of qualifying loans.  Based upon the increase in the Bank’s level of QSBL over the adjusted baseline level, the dividend rate for this period will be 1.0%.  After four and one-half years from issuance, the dividend rate will increase to 9% (including a quarterly lending incentive fee of 0.5%).

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

Effective November 30, 2012, Great Southern Bank sold Great Southern Travel and Great Southern Insurance divisions.  The 2012 operations of the two divisions have been reclassified to include all revenues and expenses in discontinued operations.  The 2011 operations have been restated to reflect the reclassification of revenues and expenses in discontinued operations.  Revenues from the two divisions, excluding the gain on sale, totaled $8.2 million and $8.1 million for the years ended December 31, 2012 and 2011, respectively, and are included in the income from discontinued operations.  In 2012, the Company recognized gains on the sales totaling $6.1 million, which are included in the income from discontinued operations.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

Note 30:	Subsequent Event – Branch Acquisition

On January 14, 2014, the Company announced that it signed a definitive agreement to purchase two branches in Neosho, Mo., from Boulevard Bank. The acquisition represents approximately $65 million of deposits and $6 million of loans. Great Southern currently operates one banking center in Neosho.  Subject to separate regulatory approval and after conversion of all Neosho locations to one operating system, the Bank expects to relocate this office into the Boulevard Bank branch directly across the street. This transaction will ultimately represent a net increase of one banking center to the Great Southern franchise.

Terms of the agreement call for Great Southern to acquire the loans at par and pay a two percent premium on approximately $55 million of the deposits.  The Company will pay book value of approximately $700,000 for the real and personal property associated with these two branches.

On January 31, 2014, the Company announced that it signed a definitive agreement with Boulevard Bank to acquire additional depository and loan customers serviced from Boulevard’s branch in St. Louis, Mo.  The Company will acquire approximately $39 million in depository accounts and $6 million in commercial loans that were serviced by Boulevard’s St. Louis branch.  The Company will not obtain any branch locations or employees in St. Louis as part of this transaction and deposits are being assumed with no significant additional premium.

The combined transactions represent approximately $104 million in deposits and $12 million in loans.  Both acquisitions are expected to be simultaneously completed in late March 2014, pending regulatory approval.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

We maintain a system of disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act (the "Exchange Act")) that is designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate. An evaluation of our disclosure controls and procedures was carried out as of December 31, 2013, under the supervision and with the participation of our principal executive officer, principal financial officer and several other members of our senior management. Our principal executive officer and principal financial officer concluded that, as of December 31, 2013, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the principal executive officer and principal financial officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The annual report of management on the effectiveness of internal control over financial reporting and the attestation report thereon issued by our independent registered public accounting firm are set forth below under "Management's Report on Internal Control Over Financial Reporting" and "Report of the Independent Registered Public Accounting Firm."

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2013, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on that assessment, management concluded that, as of December 31, 2013, the Company's internal control over financial reporting was effective.

The Company's internal control over financial reporting as of December 31, 2013, has been audited by BKD, LLP, an independent registered public accounting firm. Their attestation report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2013 is set forth below.

Audit Committee, Board of Directors and Stockholders
Great Southern Bancorp, Inc.
Springfield, Missouri

We have audited Great Southern Bancorp, Inc.’s internal control over financial reporting as of    December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Great Southern Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Great Southern Bancorp, Inc. and our report dated March 10, 2014, expressed an unqualified opinion thereon.

BKD, LLP

/s/ BKD, LLP

Springfield, Missouri
March 10, 2014

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers. The information concerning our directors and executive officers and corporate governance matters required by this item is incorporated herein by reference from our definitive proxy statement for our 2014 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

Section 16(a) Beneficial Ownership Reporting Compliance. The information concerning compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 by our directors, officers and ten percent stockholders required by this item is incorporated herein by reference from our definitive proxy statement for our 2014 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

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

The information concerning compensation and other matters required by this item is incorporated herein by reference from our definitive proxy statement for our 2014 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information concerning security ownership of certain beneficial owners and management required by this item is incorporated herein by reference from our definitive proxy statement for our 2014 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

The following table sets forth information as of December 31, 2013 with respect to compensation plans under which shares of our common stock may be issued:

Equity Compensation Plan Information
Plan Category	Number of Shares to be issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in the First Column)
Equity compensation plans approved by stockholders	699,707	$25.597	583,500(1)
Equity compensation plans not approved by stockholders	N/A	N/A	N/A
Total	699,707	$25.597	583,500
 _________________________

 (1)  Under the Company's 2013 Equity Incentive Plan, up to 100,000 of such shares could be issued to plan participants as restricted stock.  There have been no grants of restricted stock to plan participants.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information concerning certain relationships and related transactions and director independence required by this item is incorporated herein by reference from our definitive proxy statement for our 2014 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information concerning principal accountant fees and services is incorporated herein by reference from our definitive proxy statement for our 2014 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the end of our fiscal year.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	List of Documents Filed as Part of This Report

	(1)	Financial Statements

The Consolidated Financial Statements and Independent Auditor’s Report are included in Item 8.

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

A description of the current salary and bonus arrangements for 2012 for the Registrant's executive officers for 2013 is attached as Exhibit 10.7

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

The Registrant's 2013 Equity Incentive Plan previously filed with the Commission (File No. 000-18082) as Appendix A to the Registrant's Definitive Proxy Statement on Schedule 14A filed on April 4, 2013, is incorporated herein by reference as Exhibit 10.10.

The form of incentive stock option award agreement under the Registrant's 2013 Equity Incentive Plan previously filed with the Commission as Exhibit 10.2 to the Registrant's Registration Statement on Form S-8 (No. 333-189497) filed on June 20, 2013 is incorporated herein by reference as Exhibit 10.11.

The form of non-qualified stock option award agreement under the Registrant's 2013 Equity Incentive Plan previously filed with the Commission as Exhibit 10.3 to the Registrant's Registration Statement on Form S-8 (No. 333-189497) filed on June 20, 2013 is incorporated herein by reference as Exhibit 10.12.

The form of stock appreciation right award agreement under the Registrant's 2013 Equity Incentive Plan previously filed with the Commission as Exhibit 10.4 to the Registrant's Registration Statement on Form S-8 (No. 333-189497) filed on June 20, 2013 is incorporated herein by reference as Exhibit 10.13.

The form of restricted stock award agreement under the Registrant's 2013 Equity Incentive Plan previously filed with the Commission as Exhibit 10.5 to the Registrant's Registration Statement on Form S-8 (No. 333-189497) filed on June 20, 2013 is incorporated herein by reference as Exhibit 10.14.

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

The Registrant’s Code of Business Conduct and Ethics previously filed with the Commission as Exhibit 14 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 is incorporated herein by reference as Exhibit 14.

(16)	Letter re change in certifying accountant

Inapplicable.

(18)	Letter re change in accounting principles

Inapplicable.

(21)	Subsidiaries of the registrant.

A list of the Registrant’s subsidiaries is attached hereto as Exhibit 21.

(22)	Published report regarding matters submitted to vote of security holders

Inapplicable.

(23)	Consents of experts and counsel

The consent of BKD, LLP to the incorporation by reference into the Form S-3 (File no. 333-176871) and Form S-8s (File Nos. 333-104930, 333-106190 and 333-189497) previously filed with the Commission of their report on the financial statements included in this Form 10-K, is attached hereto as Exhibit 23.

(24)	Power of attorney

Included as part of signature page.

(31.1)	Rule 13a-14(a) Certification of Chief Executive Officer

Attached as Exhibit 31.1

(31.2)	Rule 13a-14(a) Certification of Treasurer

Attached as Exhibit 31.2

(32)	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

Attached as Exhibit 32.

(101)
Attached as Exhibit 101 are the following financial statements from the Great Southern Bancorp, Inc. Annual Report on Form 10-K for the quarter ended December 31, 2013, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated statements of financial condition, (ii) consolidated statements of income, (iii) consolidated statements of cash flows and (iv) the notes to consolidated financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Great Southern Bancorp, Inc.

Date: March 10, 2014	/s/ Joseph W. Turner
Joseph W. Turner President and Chief Executive Officer and Director (Duly Authorized Representative)

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

Signature	Capacity in Which Signed	Date

/s/ Joseph W. Turner Joseph W. Turner	President, Chief Executive Officer and Director (Principal Executive Officer)	March 10, 2014

/s/ William V. Turner William V. Turner	Chairman of the Board	March 10, 2014

/s/ Rex A. Copeland Rex A. Copeland	Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 10, 2014

/s/ William E. Barclay William E. Barclay	Director	March 10, 2014

/s/ Larry D. Frazier Larry D. Frazier	Director	March 10, 2014

/s/ Thomas J. Carlson Thomas J. Carlson	Director	March 10, 2014

/s/ Julie T. Brown Julie T. Brown	Director	March 10, 2014

/s/ Earl A. Steinert, Jr. Earl A. Steinert, Jr.	Director	March 10, 2014

/s/ Grant Q. Haden Grant Q. Haden	Director	March 10, 2014

GREAT SOUTHERN BANCORP, INC.

INDEX TO EXHIBITS
Exhibit No.	Document

10.7	Description of Salary and Bonus Arrangements for Named Executive Officers for 2014
10.8	Description of Current Fee Arrangements for Directors
12	Statement of Ratio of Earnings to Fixed Charges
21	Subsidiaries of the Registrant
23	Consent of BKD, LLP, Certified Public Accountants
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)
31.2	Certification of Treasurer Pursuant to Rule 13a-14(a)
32	Certifications Pursuant to Section 906 of Sarbanes-Oxley Act