Form 10-Q
period 2014-03-31
GREAT SOUTHERN BANCORP INC
filed 2014-05-09
CIK 854560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES ACT OF 1934

For the Quarterly Period ended March 31, 2014

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
Yes /  /   No /X/

The number of shares outstanding of each of the registrant's classes of common stock: 13,692,324 shares of common stock, par value $.01, outstanding at May 6, 2014.

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except number of shares)

	MARCH 31,	DECEMBER 31,
	2014	2013
	(Unaudited)
ASSETS
Cash	$98,646	$96,167
Interest-bearing deposits in other financial institutions	299,736	131,758
Cash and cash equivalents	398,382	227,925
Available-for-sale securities	532,110	555,281
Held-to-maturity securities (fair value $914 – March 2014;
$912 - December 2013)	805	805
Mortgage loans held for sale	6,770	7,239
Loans receivable, net of allowance for loan losses of
$38,275 – March 2014; $40,116 - December 2013	2,513,985	2,439,530
FDIC indemnification asset	65,592	72,705
Interest receivable	10,547	11,408
Prepaid expenses and other assets	74,612	72,904
Other real estate owned, net	49,963	53,514
Premises and equipment, net	104,630	104,534
Goodwill and other intangible assets	5,923	4,583
Investment in Federal Home Loan Bank stock	9,333	9,822
Total Assets	$3,772,652	$3,560,250

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$3,016,047	$2,808,626
Federal Home Loan Bank advances	126,260	126,757
Securities sold under reverse repurchase agreements with customers	128,179	134,981
Short-term borrowings	1,207	1,128
Structured repurchase agreements	50,000	50,000
Subordinated debentures issued to capital trusts	30,929	30,929
Accrued interest payable	966	1,099
Advances from borrowers for taxes and insurance	6,510	3,721
Accounts payable and accrued expenses	18,606	18,502
Current and deferred income tax liability	4,113	3,809
Total Liabilities	3,382,817	3,179,552
Stockholders' Equity:
Capital stock
Serial preferred stock – $.01 par value; authorized 1,000,000 shares; issued and outstanding March 2014 and December 2013 - 57,943 shares, $1,000 liquidation amount	57,943	57,943
Common stock, $.01 par value; authorized 20,000,000 shares; issued and outstanding March 2014 – 13,691,595 shares;
December 2013 - 13,673,709 shares	137	137
Additional paid-in capital	19,850	19,567
Retained earnings	306,685	300,589
Accumulated other comprehensive income	5,220	2,462
Total Stockholders' Equity	389,835	380,698
Total Liabilities and Stockholders' Equity	$3,772,652	$3,560,250
See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
	THREE MONTHS ENDED MARCH 31,
	2014	2013
		Retrospectively Adjusted – Note 3
INTEREST INCOME	(Unaudited)
Loans	$39,308	$42,778
Investment securities and other	2,986	4,578
TOTAL INTEREST INCOME	42,294	47,356
INTEREST EXPENSE
Deposits	2,660	3,527
Federal Home Loan Bank advances	975	974
Short-term borrowings and repurchase agreements	557	583
Subordinated debentures issued to capital trusts	136	140
TOTAL INTEREST EXPENSE	4,328	5,224
NET INTEREST INCOME	37,966	42,132
PROVISION FOR LOAN LOSSES	1,691	8,225
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	36,275	33,907

NON-INTEREST INCOME
Commissions	281	328
Service charges and ATM fees	4,168	4,427
Net realized gains on sales of loans	549	1,429
Net realized gains on sales of available-for-sale securities	73	34
Late charges and fees on loans	314	300
Gain (loss) on derivative interest rate products	(103)	61
Accretion (amortization) of income/expense related to business acquisitions	(6,388)	(5,868)
Other income	2,030	2,213
TOTAL NON-INTEREST INCOME	924	2,924

NON-INTEREST EXPENSE
Salaries and employee benefits	13,017	13,222
Net occupancy and equipment expense	5,403	5,135
Postage	793	793
Insurance	926	1,165
Advertising	731	475
Office supplies and printing	290	307
Telephone	736	687
Legal, audit and other professional fees	934	802
Expense on foreclosed assets	850	1,055
Partnership tax credit investment amortization	453	363
Other operating expenses	1,761	1,916
TOTAL NON-INTEREST EXPENSE	25,894	25,920

INCOME BEFORE INCOME TAXES	11,305	10,911

PROVISION FOR INCOME TAXES	2,487	2,517

NET INCOME	8,818	8,394

Preferred stock dividends	145	145
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$8,673	$8,249

	THREE MONTHS ENDED MARCH 31,
	2014	2013
BASIC EARNINGS PER COMMON SHARE	$0.64	$0.61
DILUTED EARNINGS PER COMMON SHARE	$0.63	$0.60
DIVIDENDS DECLARED PER COMMON SHARE	$0.20	$0.18
See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	THREE MONTHS ENDED MARCH 31,
	2014	2013
	(Unaudited)
Net Income	$8,818	$8,394

Unrealized appreciation (depreciation) on available-for-sale securities, net of
taxes (credit) of $1,533 and $(72), for 2014 and 2013, respectively	2,847	(135)

Non-credit component of unrealized gain (loss) on available-for-sale debt securities for which a portion of an other-than-temporary impairment has been recognized, net of taxes (credit) of $0 and $(21), for
2014 and 2013, respectively	—	(38)

Reclassification adjustment for gains included in net income,
net of taxes of $(26) and $(12), for 2014 and 2013, respectively	(47)	(22)

Change in fair value of cash flow hedge, net of taxes (credit) of $(23)
and $0, for 2014 and 2013, respectively	(42)	—

Comprehensive Income	$11,576	$8,199

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	THREE MONTHS ENDED MARCH 31,
	2014	2013
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8,818	$8,394
Proceeds from sales of loans held for sale	21,220	49,412
Originations of loans held for sale	(13,389)	(57,070)
Items not requiring (providing) cash:
Depreciation	2,089	1,954
Amortization of other assets	760	1,692
Compensation expense for stock option grants	136	110
Provision for loan losses	1,691	8,225
Net gains on loan sales	(549)	(1,429)
Net gains on sale or impairment of available-for-sale investment securities	(73)	(34)
Net (gains) losses on sale of premises and equipment	5	(18)
Loss on sale of foreclosed assets	123	497
Amortization of deferred income, premiums, discounts
and fair value adjustments	6,421	9,762
(Gain) loss on derivative interest rate products	103	(61)
Deferred income taxes	(1,266)	(6,660)
Changes in:
Interest receivable	895	323
Prepaid expenses and other assets	(2,168)	(4,125)
Accounts payable and accrued expenses	(388)	1,118
Income taxes refundable/payable	86	(410)
Net cash provided by operating activities	24,514	11,680
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(54,050)	(22,203)
Purchase of loans	(20,298)	—
Cash received from acquisition	80,028	—
Cash received from FDIC loss sharing reimbursements	1,111	9,618
Purchase of premises and equipment	(1,602)	(2,746)
Proceeds from sale of premises and equipment	85	1,162
Proceeds from sale of foreclosed assets	6,218	9,034
Capitalized costs on foreclosed assets	(7)	(76)
Proceeds from sales of available-for-sale investment securities	1,280	—
Proceeds from maturing investment securities	110	—
Proceeds from called investment securities	1,760	3,660
Principal reductions on mortgage-backed securities	27,057	45,098
Purchase of available-for-sale securities	(4,083)	(58,703)
Redemption of Federal Home Loan Bank stock	489	5
Net cash provided by (used in) investing activities	38,098	(15,151)
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in certificates of deposit	(39,884)	(71,677)
Net increase in checking and savings deposits	154,279	138,769
Repayments of Federal Home Loan Bank advances	(282)	(108)
Net increase (decrease) in short-term borrowings	(6,723)	11,949
Advances from borrowers for taxes and insurance	2,753	1,533
Dividends paid	(2,606)	(168)
Stock options exercised	308	305
Net cash provided by financing activities	107,845	80,603
INCREASE IN CASH AND CASH EQUIVALENTS	170,457	77,132
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	227,925	404,141
CASH AND CASH EQUIVALENTS, END OF PERIOD	$398,382	$481,273
See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Great Southern Bancorp, Inc. (the "Company" or "Great Southern") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The financial statements presented herein reflect all adjustments which are, in the opinion of management, necessary to fairly present the financial condition, results of operations and cash flows of the Company for the periods presented. Those adjustments consist only of normal recurring adjustments. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the full year. The consolidated statement of financial condition of the Company as of December 31, 2013, has been derived from the audited consolidated statement of financial condition of the Company as of that date.   Certain prior period amounts have been reclassified to conform to the current period presentation.  These reclassifications had no effect on net income.

Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for 2013 filed with the Securities and Exchange Commission.

NOTE 2: NATURE OF OPERATIONS AND OPERATING SEGMENTS

The Company operates as a one-bank holding company.  The Company’s business primarily consists of the operations of Great Southern Bank (the “Bank”), which provides a full range of financial services to customers primarily located in Missouri, Iowa, Kansas, Minnesota, Nebraska and Arkansas.  In addition, the Company also operates commercial loan production offices in Dallas, Texas and Tulsa, Oklahoma.  The Company and the Bank are subject to the regulation of certain federal and state agencies and undergo periodic examinations by those regulatory agencies.

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

NOTE 3: RECENT ACCOUNTING PRONOUNCEMENTS

In January 2014, the FASB issued ASU No. 2014-01 to amend FASB ASC Topic 323, Investments – Equity Method and Joint Ventures.  The objective of this Update is to provide guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit.  The amendments in the Update permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met.  Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit).  The Update would be effective for the Company beginning January 1, 2015; however, early adoption was permitted.  The Company elected to adopt this Update early, adopting it during the three months ended March 31, 2014.  There was no material impact on the Company’s financial position or results of operations, except that the investment amortization expense which was previously included in Other Noninterest Expense in the Consolidated Statements of Income was moved from Other Noninterest Expense to Provision for Income Taxes in the Consolidated Statements of Income.  For the three months ended March 31, 2013, $1.0 million was moved from Other Noninterest Expense to Provision for Income Taxes.  This had the effect of reducing Noninterest Expense and increasing Provision for Income Taxes, but did not have any impact on Net Income.

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

NOTE 5: EARNINGS PER SHARE
	Three Months Ended March 31,
	2014	2013
	(In Thousands, Except Per Share Data)
Basic:
Average shares outstanding	13,684	13,605
Net income available to common stockholders	$8,818	$8,249
Per share amount	$0.64	$0.61

Diluted:
Average shares outstanding	13,684	13,605
Net effect of dilutive stock options and warrants – based on the treasury
stock method using average market price	71	46
Diluted shares	13,755	13,651
Net income available to common stockholders	$8,818	$8,249
Per share amount	$0.63	$0.60

Options to purchase 313,710 and 479,251 shares of common stock were outstanding at March 31, 2014 and 2013, respectively, but were not included in the computation of diluted earnings per share for each of the three month periods because the options’ exercise prices were greater than the average market prices of the common shares for the three months ended March 31, 2014 and 2013, respectively.

NOTE 6: INVESTMENT SECURITIES

	March 31, 2014
		Gross	Gross		Tax
	Amortized	Unrealized	Unrealized	Fair	Equivalent
	Cost	Gains	Losses	Value	Yield
	(In Thousands)

AVAILABLE-FOR-SALE SECURITIES:
U.S. government agencies	$20,000	$—	$2,026	$17,974	2.00%
Mortgage-backed securities	340,127	4,913	1,726	343,314	1.98
Small Business Administration
loan pools	39,959	1,031	—	40,990	0.67
States and political subdivisions	123,030	4,481	644	126,867	5.43
Equity securities	847	2,118	—	2,965	—
	$523,963	$12,543	$4,396	$532,110	2.69%

HELD-TO-MATURITY SECURITIES:
States and political subdivisions	$805	$109	$—	$914	7.37%

	December 31, 2013
		Gross	Gross		Tax
	Amortized	Unrealized	Unrealized	Fair	Equivalent
	Cost	Gains	Losses	Value	Yield
	(In Thousands)

AVAILABLE-FOR-SALE SECURITIES:
U.S. government agencies	$20,000	$—	$2,745	$17,255	2.00%
Mortgage-backed securities	365,020	4,824	2,266	367,578	2.04
Small Business Administration
loan pools	43,461	1,394	—	44,855	1.34
States and political subdivisions	122,113	2,549	1,938	122,724	5.47
Equity securities	847	2,022	—	2,869	—
	$551,441	$10,789	$6,949	$555,281	2.74%

HELD-TO-MATURITY SECURITIES:
States and political subdivisions	$805	$107	$—	$912	7.37%

The amortized cost and fair value of available-for-sale securities at March 31, 2014, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In Thousands)

One year or less	$110	$112
After one through five years	793	791
After five through ten years	9,475	9,737
After ten years	172,611	175,191
Securities not due on a single maturity date	340,127	343,314
Equity securities	847	2,965

	$523,963	$532,110

The held-to-maturity securities at March 31, 2014, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In Thousands)

After one through five years	$805	$914

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at March 31, 2014 and December 31, 2013, respectively, was approximately $175.5 million and $237.6 million, which is approximately 32.9% and 42.7% of the Company’s available-for-sale and held-to-maturity investment portfolio, respectively.

Based on an evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these debt securities are temporary at March 31, 2014.

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2014 and December 31, 2013:

	March 31, 2014
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)

U.S. government agencies	$20,000	$(2,026)	$—	$—	$20,000	$(2,026)
Mortgage-backed securities	61,365	(878)	65,295	(848)	126,660	(1,726)
State and political
subdivisions	28,858	(644)	—	—	28,858	(644)
	$110,223	$(3,548)	$65,295	$(848)	$175,518	$(4,396)

	December 31, 2013
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)

U.S. government agencies	$20,000	$(2,745)	$—	$—	$20,000	$(2,745)
Mortgage-backed securities	127,901	(1,871)	39,255	(395)	167,156	(2,266)
State and political
subdivisions	50,401	(1,938)	—	—	50,401	(1,938)
	$198,302	$(6,554)	$39,255	$(395)	$237,557	$(6,949)

Gross gains of $75,000 and $34,000 and gross losses of $2,000 and $0 resulting from sales of available-for-sale securities were realized for the three months ended March 31, 2014 and 2013, respectively.  Gains and losses on sales of securities are determined on the specific-identification method.

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

During the three months ended March 31, 2014, no securities were determined to have impairment that was other than temporary.

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

Accumulated
Credit Losses
(In Thousands)
Credit losses on debt securities held
January 1, 2014	$—
Additions related to other-than-temporary losses not previously recognized	—
Additions related to increases in credit losses on debt securities for which
other-than-temporary impairment losses were previously recognized	—
Reductions due to final principal payments	—

March 31, 2014	$—

Accumulated
Credit Losses
(In Thousands)
Credit losses on debt securities held
January 1, 2013	$4,176
Additions related to other-than-temporary losses not previously recognized	—
Additions related to increases in credit losses on debt securities for which
other-than-temporary impairment losses were previously recognized	—
Reductions due to sales	—

March 31, 2013	$4,176

Amounts Reclassified Out of Accumulated Other Comprehensive Income.  Amounts reclassified from accumulated other comprehensive income and the affected line items in the statements of income during the three months ended March 31, 2014 and 2013, were as follows:

	Amounts Reclassified from Other Comprehensive Income Three Months Ended March 31,
	2014	2013	Affected Line Item in the Statements of Income
	(In Thousands)

Unrealized gains (losses) on available-			Net realized gains on available-
for-sale securities	$73	$34	for-sale securities
			(Total reclassified amount before tax)
Income Taxes	(26)	(12)	Provision for income taxes
Total reclassifications out of accumulated
other comprehensive income	$47	$22

NOTE 7: LOANS AND ALLOWANCE FOR LOAN LOSSES

	March 31,	December 31,
	2014	2013
	(In Thousands)

One- to four-family residential construction	$35,259	$34,662
Subdivision construction	29,253	40,409
Land development	61,809	57,841
Commercial construction	223,113	184,019
Owner occupied one- to four-family residential	91,767	89,133
Non-owner occupied one- to four-family residential	144,215	145,908
Commercial real estate	827,962	780,690
Other residential	309,964	325,599
Commercial business	319,348	315,269
Industrial revenue bonds	41,087	42,230
Consumer auto	160,784	134,717
Consumer other	81,268	82,260
Home equity lines of credit	58,612	58,283
FDIC-supported loans, net of discounts (TeamBank)	46,794	49,862
FDIC-supported loans, net of discounts (Vantus Bank)	53,094	57,920
FDIC-supported loans, net of discounts (Sun Security Bank)	63,130	64,843
FDIC-supported loans, net of discounts (InterBank)	212,212	213,539
	2,759,671	2,677,184
Undisbursed portion of loans in process	(204,262)	(194,544)
Allowance for loan losses	(38,275)	(40,116)
Deferred loan fees and gains, net	(3,149)	(2,994)
	$2,513,985	$2,439,530

Weighted average interest rate	4.86%	5.10%

Classes of loans by aging were as follows:
	March 31, 2014
							Total Loans
	30-59 Days	60-89 Days	Over 90	Total Past		Total Loans	> 90 Days and
	Past Due	Past Due	Days	Due	Current	Receivable	Still Accruing
	(In Thousands)
One- to four-family
residential construction	$—	$—	$—	$—	$35,259	$35,259	$—
Subdivision construction	—	111	1,303	1,414	27,839	29,253	—
Land development	150	2	373	525	61,284	61,809	—
Commercial construction	—	—	—	—	223,113	223,113	—
Owner occupied one- to four-
family residential	2,055	80	2,673	4,808	86,959	91,767	163
Non-owner occupied one- to
four-family residential	531	—	770	1,301	142,914	144,215	—
Commercial real estate	2,089	—	6,607	8,696	819,266	827,962	—
Other residential	—	—	—	—	309,964	309,964	—
Commercial business	987	236	1,082	2,305	317,043	319,348	—
Industrial revenue bonds	—	—	2,022	2,022	39,065	41,087	—
Consumer auto	1,033	103	79	1,215	159,569	160,784	—
Consumer other	1,098	214	486	1,798	79,470	81,268	160
Home equity lines of credit	214	22	391	627	57,985	58,612	—
FDIC-supported loans, net of
discounts (TeamBank)	587	—	1,188	1,775	45,019	46,794	—
FDIC-supported loans, net of
discounts (Vantus Bank)	961	36	2,052	3,049	50,045	53,094	—
FDIC-supported loans,
net of discounts
(Sun Security Bank)	630	130	3,329	4,089	59,041	63,130	—
FDIC-supported loans,
net of discounts
(InterBank)	4,734	248	15,345	20,327	191,885	212,212	—
	15,069	1,182	37,700	53,951	2,705,720	2,759,671	323
Less FDIC-supported loans,
net of discounts	6,912	414	21,914	29,240	345,990	375,230	—

Total	$8,157	$768	$15,786	$24,711	$2,359,730	$2,384,441	$323

	December 31, 2013
							Total Loans
	30-59 Days	60-89 Days	Over 90	Total Past		Total Loans	> 90 Days and
	Past Due	Past Due	Days	Due	Current	Receivable	Still Accruing
	(In Thousands)
One- to four-family
residential construction	$—	$—	$—	$—	$34,662	$34,662	$—
Subdivision construction	—	—	871	871	39,538	40,409	—
Land development	145	38	338	521	57,320	57,841	—
Commercial construction	—	—	—	—	184,019	184,019	—
Owner occupied one- to four-
family residential	1,233	344	3,014	4,591	84,542	89,133	211
Non-owner occupied one- to
four-family residential	1,562	171	843	2,576	143,332	145,908	140
Commercial real estate	2,856	131	6,205	9,192	771,498	780,690	—
Other residential	—	—	—	—	325,599	325,599	—
Commercial business	17	19	5,208	5,244	310,025	315,269	—
Industrial revenue bonds	—	—	2,023	2,023	40,207	42,230	—
Consumer auto	955	127	168	1,250	133,467	134,717	—
Consumer other	1,258	333	732	2,323	79,937	82,260	257
Home equity lines of credit	168	16	504	688	57,595	58,283	—
FDIC-supported loans, net of
discounts (TeamBank)	414	130	1,396	1,940	47,922	49,862	6
FDIC-supported loans, net of
discounts (Vantus Bank)	675	31	2,356	3,062	54,858	57,920	42
FDIC-supported loans,
net of discounts
(Sun Security Bank)	510	121	4,241	4,872	59,971	64,843	147
FDIC-supported loans, net of
discounts (InterBank)	6,024	1,567	16,768	24,359	189,180	213,539	20
	15,817	3,028	44,667	63,512	2,613,672	2,677,184	823
Less FDIC-supported loans,
net of discounts	7,623	1,849	24,761	34,233	351,931	386,164	215

Total	$8,194	$1,179	$19,906	$29,279	$2,261,741	$2,291,020	$608

Nonaccruing loans (excluding FDIC-supported loans, net of discount) are summarized as follows:

	March 31,	December 31,
	2014	2013
	(In Thousands)

One- to four-family residential construction	$—	$—
Subdivision construction	1,303	871
Land development	373	338
Commercial construction	—	—
Owner occupied one- to four-family residential	2,510	2,803
Non-owner occupied one- to four-family residential	770	703
Commercial real estate	6,607	6,205
Other residential	—	—
Commercial business	3,104	5,208
Industrial revenue bonds		2,023
Consumer auto	79	168
Consumer other	326	475
Home equity lines of credit	391	504

Total	$15,463	$19,298

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2014.  Also presented are the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of March 31, 2014:

	One- to Four-
	Family
	Residential and	Other	Commercial	Commercial	Commercial
	Construction	Residential	Real Estate	Construction	Business	Consumer	Total
	(In Thousands)
Allowance for loan losses
Balance January 1, 2014	$6,235	$2,678	$16,939	$4,464	$6,451	$3,349	$40,116
Provision (benefit) charged to expense	(548)	(687)	1,641	2,582	(2,307)	1,010	1,691
Losses charged off	(1,192)	—	(381)	(35)	(1,949)	(1,020)	(4,577)
Recoveries	143	7	244	60	146	445	1,045
Balance March 31, 2014	$4,638	$1,998	$18,443	$7,071	$2,341	$3,784	$38,275

Ending balance:
Individually evaluated for
impairment	$1,394	$—	$1,503	$2,791	$174	$193	$6,055
Collectively evaluated for
impairment	$3,244	$1,998	$16,940	$4,280	$2,166	$3,591	$32,219
Loans acquired and accounted
for under ASC 310-30	$—	$—	$—	$—	$1	$—	$1

Loans
Individually evaluated for
impairment	$11,501	$10,942	$29,665	$12,616	$4,771	$1,222	$70,717
Collectively evaluated for
impairment	$288,993	$299,022	$839,385	$272,305	$314,577	$299,442	$2,313,724
Loans acquired and accounted
for under ASC 310-30	$206,236	$35,270	$81,610	$2,266	$4,025	$45,823	$375,230

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2013:

	One- to Four-
	Family
	Residential and	Other	Commercial	Commercial	Commercial
	Construction	Residential	Real Estate	Construction	Business	Consumer	Total
	(In Thousands)
Allowance for loan losses
Balance January 1, 2013	$6,822	$4,327	$17,441	$3,938	$5,096	$3,025	$40,649
Provision (benefit) charged to expense	(337)	2,031	3,590	1,240	1,735	(34)	8,225
Losses charged off	(919)	(1,895)	(4,343)	(53)	(1,018)	(917)	(9,145)
Recoveries	9	19	124	5	25	637	819
Balance March 31, 2013	$5,575	$4,482	$16,812	$5,130	$5,838	$2,711	$40,548

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

Impaired loans (excluding FDIC-supported loans, net of discount), are summarized as follows:

	At or for the Three Months Ended March 31, 2014
				Average
		Unpaid		Investment in	Interest
	Recorded	Principal	Specific	Impaired	Income
	Balance	Balance	Allowance	Loans	Recognized
	(In Thousands)

One- to four-family residential construction	$—	$—	$—	$—	$—
Subdivision construction	2,420	2,733	469	3,130	22
Land development	12,616	13,033	2,791	12,620	101
Commercial construction	—	—	—	—	—
Owner occupied one- to four-family residential	5,366	5,489	727	5,534	52
Non-owner occupied one- to four-family residential	3,716	3,845	198	3,721	41
Commercial real estate	29,664	32,010	1,503	31,123	330
Other residential	10,942	10,942	—	10,957	90
Commercial business	2,073	3,580	174	3,961	21
Industrial revenue bonds	2,698	2,805	—	2,698	—
Consumer auto	120	144	18	172	2
Consumer other	647	694	97	677	18
Home equity lines of credit	455	591	78	528	14

Total	$70,717	$75,866	$6,055	$75,121	$691

	At or for the Year Ended December 31, 2013
				Average
		Unpaid		Investment in	Interest
	Recorded	Principal	Specific	Impaired	Income
	Balance	Balance	Allowance	Loans	Recognized
	(In Thousands)
One- to four-family residential construction	$—	$—	$—	$36	$—
Subdivision construction	3,502	3,531	1,659	3,315	163
Land development	12,628	13,042	473	13,389	560
Commercial construction	—	—	—	—	—
Owner occupied one- to four-family residential	5,802	6,117	593	5,101	251
Non-owner occupied one- to four-family residential	3,751	4,003	249	4,797	195
Commercial real estate	31,591	34,032	90	42,242	1,632
Other residential	10,983	10,983	—	13,837	434
Commercial business	6,057	6,077	4,162	6,821	179
Industrial revenue bonds	2,698	2,778	—	2,700	27
Consumer auto	216	231	32	145	16
Consumer other	604	700	91	630	63
Home equity lines of credit	569	706	95	391	38

Total	$78,401	$82,200	$7,444	$93,404	$3,558

At March 31, 2014, $25.8 million of impaired loans had specific valuation allowances totaling $6.1 million.  At December 31, 2013, $18.0 million of impaired loans had specific valuation allowances totaling $7.4 million.

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

The following table presents newly restructured loans during the three months ended March 31, 2014 by type of modification:

	Three Months Ended March 31, 2014
				Total
	Interest Only	Term	Combination	Modification
	(In Thousands)

Mortgage loans on real estate:
Subdivision construction	$—	$250	$—	$250
One -to four- family residential	—	48	—	48
Commercial real estate	506	521	—	1,027
Commercial business	—	888	—	888
Consumer	—	53	—	53

	$506	$1,760	$—	$2,266

At March 31, 2014, the Company had $53.5 million of loans that were modified in troubled debt restructurings and impaired, as follows:  $9.7 million of construction and land development loans, $16.2 million of single family and multi-family residential mortgage loans, $24.6 million of commercial real estate loans, $2.6 million of commercial business loans and $428,000 of consumer loans.  Of the total troubled debt restructurings at March 31, 2014, $48.2 million were accruing interest, $19.9 million were classified as substandard using the Company’s internal grading system, which is described below, and $888,000 were classified as doubtful using the Company’s internal grading system.  The Company had no troubled debt restructurings which were modified in the previous 12 months and subsequently defaulted during the three months ended March 31, 2014.  When loans modified as troubled debt restructuring have subsequent payment defaults, the defaults are factored into the determination of the allowance for loan losses to ensure specific valuation allowances reflect amounts considered uncollectible.  At December 31, 2013, the Company had $10.9 million of construction and land development loans, $16.6 million of single family and multi-family residential mortgage loans, $24.8 million of commercial real estate loans, $1.5 million of commercial business loans and $310,000 of consumer loans that were modified in troubled debt restructurings and impaired.  Of the total troubled debt restructurings of $54.1 million at December 31, 2013, $49.6 million were accruing interest and $22.1 million were classified as substandard using the Company’s internal grading system.

During the three months ended March 31, 2014, there were no borrowers with loans designated as troubled debt restructurings that met the criteria for placement back on accrual status.  This criteria is a minimum of six months of payment performance under existing or modified terms.

The Company reviews the credit quality of its loan portfolio using an internal grading system that classifies loans as “Satisfactory,” “Watch,” “Special Mention,” “Substandard” and “Doubtful.”  Substandard loans are characterized by the distinct possibility that the Bank will sustain some loss if certain deficiencies are not corrected.  Doubtful loans are those having all the weaknesses inherent to those classified Substandard with the added characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.  Special mention loans possess potential weaknesses that deserve management’s close attention but do not expose the Bank to a degree of risk that warrants substandard classification.  Loans classified as watch are being monitored because of indications of potential weaknesses or deficiencies that may require future classification as special mention or substandard.  Loans not meeting any of the criteria previously described are considered satisfactory.  The FDIC-covered loans are evaluated using this internal grading system.  These loans are accounted for in pools and are currently substantially covered through loss sharing agreements with the FDIC.  Minimal adverse classification in the loan pools was identified as of March 31, 2014 and December 31, 2013, respectively.  See Note 8 for further discussion of the acquired loan pools and loss sharing agreements.  The loan grading system is presented by loan class below:

	March 31, 2014
			Special
	Satisfactory	Watch	Mention	Substandard	Doubtful	Total
		(In Thousands)
One- to four-family residential
construction	$34,849	$410	$—	$—	$—	$35,259
Subdivision construction	26,364	789	—	2,100	—	29,253
Land development	49,590	1,139	—	11,080	—	61,809
Commercial construction	223,113	—	—	—	—	223,113
Owner occupied one- to four-
family residential	87,855	530	—	3,382	—	91,767
Non-owner occupied one- to four-
family residential	136,970	5,154	—	2,091	—	144,215
Commercial real estate	767,752	47,833	—	12,377	—	827,962
Other residential	293,432	14,576	—	1,956	—	309,964
Commercial business	315,963	1,485	—	1,012	888	319,348
Industrial revenue bonds	38,389	675	—	2,023	—	41,087
Consumer auto	160,679	—	—	105	—	160,784
Consumer other	80,784	5	—	479	—	81,268
Home equity lines of credit	58,157	—	—	455	—	58,612
FDIC-supported loans, net of
discounts (TeamBank)	46,618	—	—	176	—	46,794
FDIC-supported loans, net of
discounts (Vantus Bank)	52,546	—	—	548	—	53,094
FDIC-supported loans, net of
discounts (Sun Security Bank)	62,958	—	—	172	—	63,130
FDIC-supported loans, net of
discounts (InterBank)	212,212	—	—	—	—	212,212

Total	$2,648,231	$72,596	$—	$37,956	$888	$2,759,671

	December 31, 2013
			Special
	Satisfactory	Watch	Mention	Substandard	Doubtful	Total
		(In Thousands)
One- to four-family residential
construction	$34,364	$298	$—	$—	$—	$34,662
Subdivision construction	36,524	706	—	3,179	—	40,409
Land development	45,606	1,148	—	11,087	—	57,841
Commercial construction	184,019	—	—	—	—	184,019
Owner occupied one- to four-
family residential	84,931	503	—	3,699	—	89,133
Non-owner occupied one- to four-
family residential	137,003	6,718	—	2,187	—	145,908
Commercial real estate	727,668	37,937	—	15,085	—	780,690
Other residential	311,320	12,323	—	1,956	—	325,599
Commercial business	307,540	1,803	—	3,528	2,398	315,269
Industrial revenue bonds	39,532	675	—	2,023	—	42,230
Consumer auto	134,516	—	—	201	—	134,717
Consumer other	81,769	6	—	485	—	82,260
Home equity lines of credit	57,713	—	—	570	—	58,283
FDIC-supported loans, net of
Discounts (TeamBank)	49,702	—	—	160	—	49,862
FDIC-supported loans, net of
discounts (Vantus Bank)	57,290	—	—	630	—	57,920
FDIC-supported loans, net of
discounts (Sun Security Bank)	63,360	—	—	1,483	—	64,843
FDIC-supported loans, net of
discounts (InterBank)	213,539	—	—	—	—	213,539

Total	$2,566,396	$62,117	$—	$46,273	$2,398	$2,677,184

NOTE 8: LOSS SHARING AGREEMENTS AND FDIC INDEMNIFICATION ASSETS

On March 20, 2009, Great Southern Bank entered into a purchase and assumption agreement with loss share with the Federal Deposit Insurance Corporation (FDIC) to assume all of the deposits (excluding brokered deposits) and acquire certain assets of TeamBank, N.A., a full service commercial bank headquartered in Paola, Kansas.

The loans, commitments and foreclosed assets purchased in the TeamBank transaction are covered by a loss sharing agreement between the FDIC and Great Southern Bank.  Under the loss sharing agreement, the Bank shares in the losses on assets covered under the agreement (referred to as covered assets). On losses up to $115.0 million, the FDIC agreed to reimburse the Bank for 80% of the losses. On losses exceeding $115.0 million, the FDIC agreed to reimburse the Bank for 95% of the losses.  Realized losses covered by the loss sharing agreement include loan contractual balances (and related unfunded commitments that were acquired), accrued interest on loans for up to 90 days, the book value of foreclosed real estate acquired, and certain direct costs, less cash or other consideration received by the Bank.  This agreement extends for ten years for 1-4 family real estate loans and for five years for other loans, which five-year period ended March 31, 2014.  The value of this loss sharing agreement was considered in determining fair values of loans and foreclosed assets acquired.  The loss sharing agreement is subject to the Bank following servicing procedures as specified in the agreement with the FDIC.  The expected reimbursements under the loss sharing agreement were recorded as an indemnification asset at their preliminary estimated fair value on the acquisition date.  Based upon the acquisition date fair values of the net assets acquired, no goodwill was recorded.  A discount was recorded in conjunction with the fair value of the acquired loans and the amount accreted to yield during the three months ended March 31, 2014 and 2013 was $-0- and $107,000, respectively.

On September 4, 2009, Great Southern Bank entered into a purchase and assumption agreement with loss share with the FDIC to assume all of the deposits and acquire certain assets of Vantus Bank, a full service thrift headquartered in Sioux City, Iowa.

The loans, commitments and foreclosed assets purchased in the Vantus Bank transaction are covered by a loss sharing agreement between the FDIC and Great Southern Bank.  Under the loss sharing agreement, the Bank shares in the losses on assets covered under the agreement (referred to as covered assets). On losses up to $102.0 million, the FDIC agreed to reimburse the Bank for 80% of the losses. On losses exceeding $102.0 million, the FDIC agreed to reimburse the Bank for 95% of the losses. Realized losses covered by the loss sharing agreement include loan contractual balances (and related unfunded commitments that were acquired), accrued interest on loans for up to 90 days, the book value of foreclosed real estate acquired, and certain direct costs, less cash or other consideration received by the Bank.  This agreement extends for ten years for 1-4 family real estate loans and for five years for other loans.  The value of this loss sharing agreement was considered in determining fair values of loans and foreclosed assets acquired.  The loss sharing agreement is subject to the Bank following servicing procedures as specified in the agreement with the FDIC.  The expected reimbursements under the loss sharing agreement were recorded as an indemnification asset at their preliminary estimated fair value on the acquisition date.  Based upon the acquisition date fair values of the net assets acquired, no goodwill was recorded.  A discount was recorded in conjunction with the fair value of the acquired loans and the amount accreted to yield during the three months ended March 31, 2014 and 2013 was $-0- and $47,000, respectively.

On October 7, 2011, Great Southern Bank entered into a purchase and assumption agreement with loss share with the FDIC to assume all of the deposits and acquire certain assets of Sun Security Bank, a full service bank headquartered in Ellington, Missouri.

The loans and foreclosed assets purchased in the Sun Security Bank transaction are covered by a loss sharing agreement between the FDIC and Great Southern Bank.  Under the loss sharing agreement, the FDIC agreed to cover 80% of the losses on the loans (excluding approximately $4 million of consumer loans) and foreclosed assets purchased subject to certain limitations.  Realized losses covered by the loss sharing agreement include loan contractual balances (and related unfunded commitments that were acquired), accrued interest on loans for up to 90 days, the book value of foreclosed real estate acquired, and certain direct costs, less cash or other consideration received by Great Southern.  This agreement extends for ten years for 1-4 family real estate loans and for five years for other loans.  The value of this loss sharing agreement was considered in determining fair values of loans and foreclosed assets acquired.  The loss sharing agreement is subject to the Bank following servicing procedures as specified in the agreement with the FDIC.  The expected reimbursements under the loss sharing agreement were recorded as an indemnification asset at their preliminary estimated fair value on the acquisition date.  Based upon the acquisition date fair values of the net assets acquired, no goodwill was recorded.  A discount was recorded in conjunction with the fair value of the acquired loans and the amount accreted to yield during the three months ended March 31, 2014 and 2013 was $21,000 and $344,000, respectively.

On April 27, 2012, Great Southern Bank entered into a purchase and assumption agreement with loss share with the FDIC to assume all of the deposits and acquire certain assets of Inter Savings Bank, FSB (“InterBank”), a full service bank headquartered in Maple Grove, Minnesota.

The loans and foreclosed assets purchased in the InterBank transaction are covered by a loss sharing agreement between the FDIC and Great Southern Bank.  Under the loss sharing agreement, the FDIC agreed to cover 80% of the losses on the loans (excluding approximately $60,000 of consumer loans) and foreclosed assets purchased subject to certain limitations.  Realized losses covered by the loss sharing agreement include loan contractual balances (and related unfunded commitments that were acquired), accrued interest on loans for up to 90 days, the book value of foreclosed real estate acquired, and certain direct costs, less cash or other consideration received by Great Southern.  This agreement extends for ten years for 1-4 family real estate loans and for five years for other loans.  The value of this loss sharing agreement was considered in determining fair values of loans and foreclosed assets acquired.  The loss sharing agreement is subject to the Bank following servicing procedures as specified in the agreement with the FDIC.  The expected reimbursements under the loss sharing agreement were recorded as an indemnification asset at their preliminary estimated fair value on the acquisition date.  Based upon the acquisition date fair values of the net assets acquired, no goodwill was recorded.  A premium was recorded in conjunction with the fair value of the acquired loans and the amount amortized to yield during the three months ended March 31, 2014 and was $145,000 and $169,000, respectively.

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

The amount of the estimated cash flows expected to be received from the acquired loan pools in excess of the fair values recorded for the loan pools is referred to as the accretable yield.  The accretable yield is recognized as interest income over the estimated lives of the loans.  The Company continues to evaluate the fair value of the loans including cash flows expected to be collected.  Increases in the Company’s cash flow expectations are recognized as increases to the accretable yield while decreases are recognized as impairments through the allowance for loan losses.  During the three months ended March 31, 2014, increases in expected cash flows related to the acquired loan portfolios resulted in adjustments of $6.8 million to the accretable yield to be spread over the estimated remaining lives of the loans on a level-yield basis. During the three months ended March 31, 2013, similar such adjustments totaling $9.4 million were made to the accretable yield.  The current year increases in expected cash flows also reduced the amount of expected reimbursements under the loss sharing agreements.  During the three months ended March 31, 2014, this resulted in a corresponding adjustment of $5.4 million to the indemnification assets to be amortized on a level-yield basis over the remainder of the loss sharing agreements or the remaining expected lives of the loan pools, whichever is shorter.  During the three months ended March 31, 2013, corresponding adjustments of $7.5 million were made to the indemnification assets.

Because these adjustments will be recognized over the remaining lives of the loan pools and the remainder of the loss sharing agreements, respectively, they will impact future periods as well.  The remaining accretable yield adjustment that will affect interest income is $29.2 million and the remaining adjustment to the indemnification assets, including the effects of the clawback liability related to Interbank, that will affect non-interest income (expense) is $(24.7) million.  Of the remaining adjustments, we expect to recognize $15.5 million of interest income and $(11.9) million of non-interest income (expense) in the remainder of 2014.  Additional adjustments may be recorded in future periods from the FDIC-assisted acquisitions, as the Company continues to estimate expected cash flows from the acquired loan pools.

The impact of adjustments on the Company’s financial results is shown below:

	Three Months Ended		Three Months Ended
	March 31, 2014		March 31, 2013
	(In Thousands, Except Per Share Data
	and Basis Points Data)

Impact on net interest income/
net interest margin (in basis points)	$7,903	97 bps	$10,433	118 bps
Non-interest income	(6,336)		(8,335)
Net impact to pre-tax income	$1,567		$2,098
Net impact net of taxes	$1,019		$1,364
Impact to diluted earnings per common share	$0.07		$0.10

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

At March 31, 2014 and December 31, 2013, the Bank’s internal estimate of credit performance is expected to be better than the threshold set by the FDIC in the loss sharing agreement.  Therefore, a separate clawback liability totaling $4.3 million and $3.7 million was recorded as of March 31, 2014 and December 31, 2013, respectively.  As changes in the fair values of the loans and foreclosed assets are determined due to changes in expected cash flows, changes in the amount of the clawback liability will occur.

TeamBank FDIC Indemnification Asset.  The following tables present the balances of the FDIC indemnification asset related to the TeamBank transaction at March 31, 2014 and December 31, 2013. Gross loan balances (due from the borrower) were reduced approximately $386.1 million since the transaction date because of $252.2 million of repayments from borrowers, $61.5 million in transfers to foreclosed assets and $72.4 million in charge-offs to customer loan balances.  Based upon the collectability analyses performed during the acquisition, we expected certain levels of foreclosures and charge-offs and actual results have been better than our expectations.  As a result, cash flows expected to be received from the acquired loan pools have increased, resulting in adjustments that were made to the related accretable yield as described above.

	March 31, 2014
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$50,039	$147
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(2,523)	—
Original estimated fair value of assets, net of activity since
acquisition date	(46,794)	(130)

Expected loss remaining	722	17
Assumed loss sharing recovery percentage	83%	76%

Estimated loss sharing value	596	13
Indemnification asset to be amortized resulting from
change in expected losses	311	—
Accretable discount on FDIC indemnification asset	—	—
FDIC indemnification asset	$907	$13

	December 31, 2013
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$53,553	$664
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(2,882)	—
Original estimated fair value of assets, net of activity since
acquisition date	(49,862)	(647)

Expected loss remaining	809	17
Assumed loss sharing recovery percentage	82%	76%

Estimated loss sharing value	665	13
Indemnification asset to be amortized resulting from
change in expected losses	593	—
Accretable discount on FDIC indemnification asset	(10)	—
FDIC indemnification asset	$1,248	$13

Vantus Bank Indemnification Asset.  The following tables present the balances of the FDIC indemnification asset related to the Vantus Bank transaction at March 31, 2014 and December 31, 2013. Gross loan balances (due from the borrower) were reduced approximately $276.8 million since the transaction date because of $231.0 million of repayments from borrowers, $16.3 million in transfers to foreclosed assets and $29.5 million in charge-offs to customer loan balances.  Based upon the collectability analyses performed during the acquisition, we expected certain levels of foreclosures and charge-offs and actual results have been better than our expectations.  As a result, cash flows expected to be received from the acquired loan pools have increased, resulting in adjustments that were made to the related accretable yield as described above.

	March 31, 2014
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$54,768	$2,344
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(804)	—
Original estimated fair value of assets, net of activity since
acquisition date	(53,094)	(1,690)

Expected loss remaining	870	654
Assumed loss sharing recovery percentage	75%	26%

Estimated loss sharing value(1)	649	173
Indemnification asset to be amortized resulting from
change in expected losses	583	—
Accretable discount on FDIC indemnification asset	(18)	—
FDIC indemnification asset	$1,214	$173

(1)Includes $350,000 impairment of indemnification asset for foreclosed assets

	December 31, 2013
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$60,011	$1,986
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(1,202)	—
Original estimated fair value of assets, net of activity since
acquisition date	(57,920)	(1,092)

Expected loss remaining	889	894
Assumed loss sharing recovery percentage	78%	80%

Estimated loss sharing value	690	716
Indemnification asset to be amortized resulting from
change in expected losses	919	—
Accretable discount on FDIC indemnification asset	(32)	—
FDIC indemnification asset	$1,577	$716

Sun Security Bank Indemnification Asset.  The following tables present the balances of the FDIC indemnification asset related to the Sun Security Bank transaction at March 31, 2014 and December 31, 2013.  Gross loan balances (due from the borrower) were reduced approximately $159.7 million since the transaction date because of $102.4 million of repayments by the borrower, $26.1 million in transfers to foreclosed assets and $31.2 million of charge-offs to customer loan balances.  Based upon the collectability analyses performed during the acquisition, we expected certain levels of foreclosures and charge-offs and actual results have been better than our expectations.  As a result, cash flows expected to be received from the acquired loan pools have increased, resulting in adjustments that were made to the related accretable yield as described above.

	March 31, 2014
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$74,764	$2,192
Non-credit premium/(discount), net of activity since acquisition date	(21)	—
Reclassification from nonaccretable discount to accretable discount due to change in expected losses (net of accretion to date)	(4,543)	—
Original estimated fair value of assets, net of activity since
acquisition date	(63,130)	(1,250)

Expected loss remaining	7,070	942
Assumed loss sharing recovery percentage	74%	80%

Estimated loss sharing value	5,245	754
Indemnification asset to be amortized resulting from
change in expected losses	3,232	—
Accretable discount on FDIC indemnification asset	(543)	(63)
FDIC indemnification asset	$7,934	$691

	December 31, 2013
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$78,524	$3,582
Non-credit premium/(discount), net of activity since acquisition date	(105)	—
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(5,062)	—
Original estimated fair value of assets, net of activity since
acquisition date	(64,843)	(2,193)

Expected loss remaining	8,514	1,389
Assumed loss sharing recovery percentage	70%	80%

Estimated loss sharing value	5,974	1,111
Indemnification asset to be amortized resulting from
change in expected losses	4,049	—
Accretable discount on FDIC indemnification asset	(680)	(93)
FDIC indemnification asset	$9,343	$1,018

InterBank Indemnification Asset.  The following table presents the balances of the FDIC indemnification asset related to the InterBank transaction at March 31, 2014.  Gross loan balances (due from the borrower) were reduced approximately $115.4 million since the transaction date because of $86.2 million of repayments by the borrower, $9.9 million in transfers to foreclosed assets and $19.3 million of charge-offs to customer loan balances.  Based upon the collectability analyses performed during the acquisition, we expected certain levels of foreclosures and charge-offs and actual results have been better than our expectations.  As a result, cash flows expected to be received from the acquired loan pools have increased, resulting in adjustments that were made to the related accretable yield as described above.

	March 31, 2014
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$277,853	$6,044
Non-credit premium/(discount), net of activity since acquisition date	1,761	—
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(21,852)	—
Original estimated fair value of assets, net of activity since
acquisition date	(212,212)	(4,661)

Expected loss remaining	45,550	1,383
Assumed loss sharing recovery percentage	81%	80%

Estimated loss sharing value(1)	36,995	1,106
FDIC loss share clawback	3,131	—
Indemnification asset to be amortized resulting from
change in expected losses	17,482	—
Accretable discount on FDIC indemnification asset	(4,021)	(33)
FDIC indemnification asset	$53,587	$1,073

(1)Includes $400,000 impairment of indemnification asset for loans

	December 31, 2013
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$284,975	$6,543
Non-credit premium/(discount), net of activity since acquisition date	1,905	—
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(21,218)	—
Original estimated fair value of assets, net of activity since
acquisition date	(213,539)	(5,073)

Expected loss remaining	52,123	1,470
Assumed loss sharing recovery percentage	82%	80%

Estimated loss sharing value	42,654	1,176
FDIC loss share clawback	2,893	—
Indemnification asset to be amortized resulting from
change in expected losses	16,974	—
Accretable discount on FDIC indemnification asset	(4,874)	(33)
FDIC indemnification asset	$57,647	$1,143

Changes in the accretable yield for acquired loan pools were as follows for the three months ended March 31, 2014 and 2013:

			Sun Security
	TeamBank	Vantus Bank	Bank	InterBank
	(In Thousands)

Balance, January 1, 2013	$12,128	$13,538	$11,259	$42,574
Accretion	(3,681)	(3,297)	(4,188)	(7,029)
Reclassification from nonaccretable yield(1)	2,892	1,281	2,944	4,719

Balance, March 31, 2013	$11,339	$11,522	$10,015	$40,264

Balance January 1, 2014	$7,402	$5,725	$11,113	$40,095
Accretion	(1,306)	(1,131)	(2,817)	(8,364)
Reclassification from nonaccretable yield(1)	1,267	557	1,711	7,242

Balance, March 31, 2014	$7,363	$5,151	$10,007	$38,973

(1)
Represents increases in estimated cash flows expected to be received from the acquired loan pools, primarily due to lower estimated credit losses.  The numbers also include changes in expected accretion of the loan pools for TeamBank, Vantus Bank, Sun Security Bank and InterBank for the three months ended March 31, 2014, totaling $1.2 million, $557,000, $1.0 million and $1.2 million, respectively, and for the three months ended March 31, 2013, totaling $776,000, $765,000, $1.2 million and $(273,000), respectively.

NOTE 9: OTHER REAL ESTATE OWNED

Major classifications of other real estate owned were as follows:

	March 31,	December 31,
	2014	2013
	(In Thousands)
Foreclosed assets held for sale
One- to four-family construction	$—	$—
Subdivision construction	10,963	11,652
Land development	16,730	16,788
Commercial construction	2,132	2,132
One- to four-family residential	1,371	744
Other residential	3,678	5,900
Commercial real estate	4,551	4,135
Commercial business	77	77
Consumer	618	969
	40,120	42,397
FDIC-supported foreclosed assets, net of discounts	7,732	9,006

Foreclosed assets held for sale, net	47,852	51,403

Other real estate owned not acquired through
foreclosure	2,111	2,111

Other real estate owned	$49,963	$53,514

Other real estate owned not acquired through foreclosure includes 13 properties, 12 of which were branch locations that have been closed and are held for sale, and one of which is land which was acquired for a potential branch location.

Expenses applicable to foreclosed assets included the following:

	Three Months Ended March 31,
	2014	2013
	(In Thousands)
Net (gain) loss on sales of foreclosed assets	$150	$(27)
Valuation write-downs	180	442
Operating expenses, net of rental income	520	640

	$850	$1,055

NOTE 10: DEPOSITS

	March 31,	December 31,
	2014	2013
	(In Thousands)
Time Deposits:
0.00% - 0.99%	$667,865	$669,698
1.00% - 1.99%	249,061	251,118
2.00% - 2.99%	67,856	61,042
3.00% - 3.99%	8,008	9,413
4.00% - 4.99%	1,787	1,852
5.00% and above	719	819
Total time deposits (0.77% - 0.69%)	995,296	993,942
Non-interest-bearing demand deposits	557,904	522,805
Interest-bearing demand and savings deposits (0.20% - 0.20%)	1,462,847	1,291,879
Total Deposits	$3,016,047	$2,808,626

NOTE 11: INCOME TAXES

Reconciliations of the Company’s effective tax rates to the statutory corporate tax rates were as follows:

	Three Months Ended March 31,
	2014	2013

Tax at statutory rate	35.0%	35.0%
Nontaxable interest and dividends	(3.7)	(4.3)
Tax credits	(10.2)	(9.3)
State taxes	1.2	1.4
Other	(0.3)	0.3

	22.0%	23.1%

The Company and its consolidated subsidiaries have not been audited recently by the Internal Revenue Service (IRS) or the state taxing authorities with respect to income or franchise tax returns, and as such, tax years through December 31, 2005, have been closed without audit. The Company, through one of its subsidiaries, is a partner in two partnerships currently under IRS examination for 2006 and 2007. As a result, the Company’s 2006 and subsequent tax years remain open for examination. The IRS audits of the two partnerships are ongoing.  The IRS has raised questions about the validity of the allocation of a portion of the credits by one of the partnerships.  The Company believes that the partnership has sufficient technical support for its allocation position regarding these credits and that it is more likely than not these allocations will ultimately be sustained; therefore, a reserve for uncertain tax positions is not required.

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

Recurring Measurements

		Fair value measurements using
		Quoted prices
		in active
		markets	Other	Significant
		for identical	observable	unobservable
		assets	inputs	inputs
	Fair value	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
March 31, 2014
U.S. government agencies	$17,974	$—	$17,974	$—
Mortgage-backed securities	343,314	—	343,314	—
Small Business Administration loan pools	40,990	—	40,990	—
States and political subdivisions	126,867	—	126,867	—
Equity securities	2,965	—	2,965	—
Mortgage servicing rights	200	—	—	200
Interest rate derivative asset	2,361	—	—	2,361
Interest rate derivative liability	(1,597)	—	—	(1,597)

December 31, 2013
U.S. government agencies	$17,255	$—	$17,255	$—
Mortgage-backed securities	367,578	—	367,578	—
Small Business Administration loan pools	44,855	—	44,855	—
States and political subdivisions	122,724	—	122,724	—
Equity securities	2,869	—	2,869	—
Mortgage servicing rights	211	—	—	211
Interest rate derivative asset	2,544	—	—	2,544
Interest rate derivative liability	(1,613)	—	—	(1,613)

The following is a description of inputs and valuation methodologies used for assets recorded at fair value on a recurring basis and recognized in the accompanying statements of financial condition at March 31, 2014 and December 31, 2013, as well as the general classification of such assets pursuant to the valuation hierarchy.  There have been no significant changes in the valuation techniques during the three-month period ended March 31, 2014.

Securities Available for Sale. Investment securities available for sale are recorded at fair value on a recurring basis. The fair values used by the Company are obtained from an independent pricing service, which represent either quoted market prices for the identical asset or fair values determined by pricing models, or other model-based valuation techniques, that consider observable market data, such as interest rate volatilities, LIBOR yield curve, credit spreads and prices from market makers and live trading systems.  Recurring Level 2 securities include U.S. government agency securities, mortgage-backed securities, Small Business Administration (SBA) loan pools, state and municipal bonds and equity securities. Inputs used for valuing Level 2 securities include observable data that may include dealer quotes, benchmark yields, market spreads, live trading levels and market consensus prepayment speeds, among other things. Additional inputs include indicative values derived from the independent pricing service’s proprietary computerized models. There were no Recurring Level 3 securities at March 31, 2014 or December 31, 2013.

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

The Company considers transfers between the levels of the hierarchy to be recognized at the end of related reporting periods.  From December 31, 2013 to March 31, 2014, no assets for which fair value is measured on a recurring basis transferred between any levels of the hierarchy.

Level 3 Reconciliation

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs.

	Mortgage Servicing Rights
	2014	2013
	(In Thousands)

Balance, January 1	$211	$152
Additions	23	138
Amortization	(34)	(38)
Balance, March 31	$200	$252

	Interest Rate Derivative Asset
	2014	2013
	(In Thousands)

Balance, January 1	$1,859	$2,112
Change in fair value through earnings	(118)	(184)
Balance, March 31	$1,741	$1,928

	Interest Rate Cap Derivative Asset Designated as Hedging Instrument
	2014	2013
	(In Thousands)

Balance, January 1	$685	$—
Additions	—	—
Change in fair value through other
comprehensive income	(65)	—
Balance, March 31	$620	$—

	Interest Rate Swap Liability
	2014	2013
	(In Thousands)

Balance, January 1	$1,613	$2,160
Change in fair value through earnings	(16)	(245)
Balance, March 31	$1,597	$1,915

Nonrecurring Measurements

The following tables present the fair value measurements of assets measured at fair value during the periods presented on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2014 and December 31, 2013:

		Fair Value Measurements Using
		Quoted prices
		in active
		markets	Other	Significant
		for identical	observable	unobservable
		assets	inputs	inputs
	Fair value	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
March 31, 2014
Impaired loans
One- to four-family residential construction	$—	$—	$—	$—
Subdivision construction	997	—	—	997
Land development	6,710	—	—	6,710
Owner occupied one- to four-family residential	557	—	—	557
Non-owner occupied one- to four-family residential	—	—	—	—
Commercial real estate	6,480	—	—	6,480
Other residential	—	—	—	—
Commercial business	1,087	—	—	1,087
Consumer auto	70	—	—	70
Consumer other	441	—	—	441
Home equity lines of credit	253	—	—	253
Total impaired loans	$16,595	$—	$—	$16,595

Foreclosed assets held for sale	$887	$—	$—	$887

December 31, 2013
Impaired loans
One- to four-family residential construction	$—	$—	$—	$—
Subdivision construction	145	—	—	145
Land development	1,474	—	—	1,474
Owner occupied one- to four-family residential	349	—	—	349
Non-owner occupied one- to four-family residential	388	—	—	388
Commercial real estate	5,224	—	—	5,224
Other residential	1,440	—	—	1,440
Commercial business	61	—	—	61
Consumer auto	19	—	—	19
Consumer other	275	—	—	275
Home equity lines of credit	70	—	—	70
Total impaired loans	$9,445	$—	$—	$9,445

Foreclosed assets held for sale	$2,169	$—	$—	$2,169

The following is a description of valuation methodologies used for assets measured at fair value on a nonrecurring basis and recognized in the accompanying statements of financial condition, as well as the general classification of such assets pursuant to the valuation hierarchy.

Loans Held for Sale.  Mortgage loans held for sale are recorded at the lower of carrying value or fair value.  The fair value of mortgage loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics.  As such, the Company classifies mortgage loans held for sale as Nonrecurring Level 2.  Write-downs to fair value typically do not occur as the Company generally enters into commitments to sell individual mortgage loans at the time the loan is originated to reduce market risk.  The Company typically does not have commercial loans held for sale.  At March 31, 2014 and December 31, 2013, the aggregate fair value of mortgage loans held for sale exceeded their cost.  Accordingly, no mortgage loans held for sale were marked down and reported at fair value.

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

The Company records impaired loans as Nonrecurring Level 3. If a loan’s fair value as estimated by the Company is less than its carrying value, the Company either records a charge-off of the portion of the loan that exceeds the fair value or establishes a reserve within the allowance for loan losses specific to the loan.  Loans for which such charge-offs or reserves were recorded during the three months ended March 31, 2014 or the year ended December 31, 2013, are shown in the table above (net of reserves).

Foreclosed Assets Held for Sale.  Foreclosed assets held for sale are initially recorded at fair value less estimated cost to sell at the date of foreclosure.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less estimated cost to sell.  Foreclosed assets held for sale are classified as Level 3.  The foreclosed assets represented in the table above have been re-measured during the three months ended March 31, 2014 or the year ended December 31, 2013, subsequent to their initial transfer to foreclosed assets.

The following disclosure relates to financial assets for which it is not practicable for the Company to estimate the fair value at March 31, 2014 and December 31, 2013.

FDIC Indemnification Asset: As part of the Purchase and Assumption Agreements, the Bank and the FDIC entered into loss sharing agreements. These agreements cover realized losses on loans and foreclosed real estate, subject to certain limitations which are more fully described in Note 8.

Under the TeamBank agreement, the FDIC agreed to reimburse the Bank for 80% of the first $115 million in realized losses and 95% for realized losses that exceed $115 million.  The indemnification asset was originally recorded at fair value on the acquisition date (March 20, 2009) and at March 31, 2014 and December 31, 2013, the carrying value was $920,000 and $1.3 million, respectively.

Under the Vantus Bank agreement, the FDIC agreed to reimburse the Bank for 80% of the first $102 million in realized losses and 95% for realized losses that exceed $102 million.  The indemnification asset was originally recorded at fair value on the acquisition date (September 4, 2009) and at March 31, 2014 and December 31, 2013, the carrying value of the FDIC indemnification asset was $1.4 million and $2.3 million, respectively.

Under the Sun Security Bank agreement, the FDIC agreed to reimburse the Bank for 80% of realized losses.  The indemnification asset was originally recorded at fair value on the acquisition date (October 7, 2011) and at March 31, 2014 and December 31, 2013, the carrying value of the FDIC indemnification asset was $8.6 million and $10.4 million, respectively.

Under the InterBank agreement, the FDIC agreed to reimburse the Bank for 80% of realized losses.  The indemnification asset was originally recorded at fair value on the acquisition date (April 27, 2013) and at March 31, 2014 and December 31, 2013, the carrying value of the FDIC indemnification asset was $54.7 million and $58.8 million, respectively.

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

	March 31, 2014			December 31, 2013
	Carrying	Fair	Hierarchy	Carrying	Fair	Hierarchy
	Amount	Value	Level	Amount	Value	Level
Financial assets
Cash and cash equivalents	$398,382	$398,382	1	$227,925	$227,925	1
Held-to-maturity securities	805	914	2	805	912	2
Mortgage loans held for sale	6,770	6,770	2	7,239	7,239	2
Loans, net of allowance for loan losses	2,513,985	2,646,389	3	2,439,530	2,442,917	3
Accrued interest receivable	10,547	10,547	3	11,408	11,408	3
Investment in FHLB stock	9,333	9,333	3	9,822	9,822	3

Financial liabilities
Deposits	3,016,047	3,021,349	3	2,808,626	2,813,779	3
FHLB advances	126,260	130,743	3	126,757	131,281	3
Short-term borrowings	129,386	129,386	3	136,109	136,109	3
Structured repurchase agreements	50,000	53,027	3	50,000	53,485	3
Subordinated debentures	30,929	30,929	3	30,929	30,929	3
Accrued interest payable	966	966	3	1,099	1,099	3
Unrecognized financial instruments (net of
contractual value)
Commitments to originate loans	—	—	3	—	—	3
Letters of credit	47	47	3	76	76	3
Lines of credit	—	—	3	—	—	3

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

Nondesignated Hedges

The Company has interest rate swaps that are not designated in qualifying hedging relationship.  Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain loan customers, which the Company began offering during the fourth quarter of 2011.  The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions.  As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  As of March 31, 2014, the Company had 28 interest rate swaps totaling $131.8 million in notional amount with commercial customers, and 28 interest rate swaps with the same notional amount with third parties related to this program.  As of December 31, 2013, the Company had 24 interest rate swaps totaling $114.0 million in notional amount with commercial customers, and 24 interest rate swaps with the same notional amount with third parties related to this program.  During the three months ended March 31, 2014 and 2013, the Company recognized a net loss of $103,000 and a net gain of $61,000, respectively, in noninterest income related to changes in the fair value of these swaps.

Cash Flow Hedges

As a strategy to maintain acceptable levels of exposure to the risk of changes in future cash flows due to interest rate fluctuations, the Company entered into two interest rate cap agreements for a portion of its floating rate debt associated with its trust preferred securities.  The agreement with a notional amount of $25 million states that the Company will pay interest on its trust preferred debt in accordance with the original debt terms at a rate of 3-month LIBOR + 1.60%.  Should interest rates rise above a certain threshold, the counterparty will reimburse the Company for interest paid such that the Company will have an effective interest rate on that portion of its trust preferred securities no higher than 2.37%.  The second agreement with a notional amount of $5 million states that the Company will pay interest on its trust preferred debt in accordance with the original debt terms at a rate of 3-month LIBOR + 1.40%.  Should interest rates rise above a certain threshold, the counterparty will reimburse the Company for interest paid such that the Company will have an effective interest rate on that portion of its trust preferred securities no higher than 2.17%.  The agreements were effective on August 1, 2013 and July 1, 2013, respectively, and each have a term of four years.

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

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Financial Condition:

	Location in	Fair Value
	Consolidated Statements	March 31,	December 31,
	of Financial Condition	2014	2013
		(In Thousands)
Derivatives designated as
hedging instruments

Interest rate caps	Prepaid expenses and other assets	$620	$685

Total derivatives designated
as hedging instruments		$620	$685

Derivatives not designated
as hedging instruments

Asset Derivatives
Interest rate products	Prepaid expenses and other assets	$1,741	$1,859

Total derivatives not designated
as hedging instruments		$1,741	$1,859

Liability Derivatives
Interest rate products	Accrued expenses and other liabilities	$1,597	$1,613

Total derivatives not designated
as hedging instruments		$1,597	$1,613

The following table presents the effect of derivative instruments on the statements of comprehensive income for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31
	Amount of Gain (Loss) Recognized in OCI
Cash Flow Hedges	2014	2013

Interest rate cap	$(42)	$—

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

As of March 31, 2014, the termination value of derivatives in a net liability position, which included accrued interest but excluded any adjustment for nonperformance risk, related to these agreements was $258,000.  The Company has minimum collateral posting thresholds with its derivative counterparties.  The Company’s activity with its derivative counterparties had previously met the level in which the minimum collateral posting thresholds take effect and the Company had posted $1.2 million of collateral to satisfy the agreements at March 31, 2014.  If the Company had breached any of these provisions at March 31, 2014, it could have been required to settle its obligations under the agreements at the termination value.

NOTE 14: ACQUISITION OF CERTAIN ASSETS AND LIABILITIES OF BOULEVARD BANK

On March 21, 2014, Great Southern Bank completed the acquisition of certain loan and depository accounts and two branches in Neosho, Mo., and certain loan and depository accounts in St. Louis, Mo., from Neosho, Mo.-based Boulevard Bank.  The provisional fair values of the assets acquired and liabilities assumed in the transaction were as follows:

March 21,
2014
(In Thousands)
Assets
Cash and cash equivalents	$80,028
Loans receivable, net of discount on loans purchased of $-0-	10,940
Premises and equipment	668
Accrued interest receivable	34
Core deposit intangible	854
Total assets acquired	92,524

Liabilities
Total deposits	93,223
Accrued interest payable	93
Total liabilities assumed	93,316

Goodwill recognized on business acquisition	$792

This acquisition was determined to constitute a business acquisition in accordance with FASB ASC 805.  FASB ASC 805 allows a measurement period of up to one year to adjust initial fair value estimates as of the acquisition date.  Therefore, provisional measurements of assets acquired and liabilities assumed were recorded on a preliminary basis at fair value on the date of acquisition, March 21, 2014.  Based upon the preliminary acquisition date fair values of the net liabilities acquired, goodwill of $792,000 was recorded.  Details related to the purchase accounting adjustments are as follows:

March 21,
2014
(In Thousands)

Deposit premium per Purchase and Assumption Agreement	$(976)

Purchase accounting adjustments
Deposits	(670)
Core deposit intangible	854

Goodwill recognized on business acquisition	$792

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Goodwill and Intangible Assets

Goodwill and intangible assets that have indefinite useful lives are subject to an impairment test at least annually and more frequently if circumstances indicate their value may not be recoverable. Goodwill is tested for impairment using a process that estimates the fair value of each of the Company’s reporting units compared with its carrying value. The Company defines reporting units as a level below each of its operating segments for which there is discrete financial information that is regularly reviewed. As of March 31, 2014, the Company has one reporting unit to which goodwill has been allocated – the Bank.  If the fair value of a reporting unit exceeds its carrying value, then no impairment is recorded. If the carrying value amount exceeds the fair value of a reporting unit, further testing is completed comparing the implied fair value of the reporting unit’s goodwill to its carrying value to measure the amount of impairment. Intangible assets that are not amortized will be tested for impairment at least annually by comparing the fair values of those assets to their carrying values. At March 31, 2014, goodwill consisted of $1.2 million at the Bank reporting unit.  Goodwill increased $792,000 during the three months ended March 31, 2014, due to the acquisition of certain loans, deposits and other assets of Boulevard Bank.  Other identifiable intangible assets that are subject to amortization are amortized on a straight-line basis over a period of seven years. At March 31, 2014, the amortizable intangible assets consisted of core deposit intangibles of $4.7 million.  These amortizable intangible assets are reviewed for impairment if circumstances indicate their value may not be recoverable based on a comparison of fair value.

While the Company believes no impairment existed at March 31, 2014, different conditions or assumptions used to measure fair value of reporting units, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of the Company’s impairment evaluation in the future.

Current Economic Conditions

Changes in economic conditions could cause the values of assets and liabilities recorded in the financial statements to change rapidly, resulting in material future adjustments in asset values, the allowance for loan losses, or capital that could negatively impact the Company’s ability to meet regulatory capital requirements and maintain sufficient liquidity.

The previous economic downturn elevated unemployment levels and negatively impacted consumer confidence.  It also had a detrimental impact on industry-wide performance nationally as well as the Company's Midwest market areas.  Since 2012, several economic indicators have shown some improvement, including increasing consumer confidence levels and a continued decline in unemployment levels.

The national unemployment rate declined from 7.8% as of December 2012 to 6.7% in March 2014.  The unemployment rate at 6.7% remains high, and although job growth slowed at the end of 2013, it is anticipated to accelerate from near 180,000 per month in 2013 to over 200,000 monthly in 2014, according to some economists.  Unemployment levels in our market areas, decreased in several of the states in which GSB has offices with all but one state boasting unemployment levels lower or equal to the national unemployment rate.  Unemployment rates as of March 2014 follow; e.g. Missouri at 6.7%, Arkansas at 6.9%, Kansas at 4.9%, Iowa at 4.5%, Nebraska at 3.7%, Minnesota at 4.8%, Oklahoma at 4.9% and Texas at 5.5%.  Two of these eight states had unemployment rates among the ten lowest in the country.  Of the metropolitan areas in which Great Southern Bank does business, the St. Louis market area continues to carry the highest level of unemployment at 7.7% which compares to the 7.0% rate reported as of December of 2012. The unemployment rate at 6.1% for the Springfield market area was below the national and state average.  Metropolitan areas in Iowa and Nebraska boasted unemployment levels ranging from 3.6% - 4.5%, ranking them among the lowest unemployment levels in the nation.

Real GDP growth slowed in the fourth quarter of 2013 to 2.3% from 4.1% in the previous quarter. Although growth slowed slightly, progress was noted, with consumption accelerating and driving growth.  Consumer spending expanded at a moderate rate but remains constrained by high unemployment, modest income growth, reduced housing wealth and tight credit.  Reduced government spending and the Federal government shutdown in the 2013 4th quarter had an impact on the level of economic improvement.

Sales of new single-family houses in March 2014 were at a seasonally adjusted annual rate of 384,000 according to the U.S. Census Bureau and the Department of Housing and Urban Development.  This is 14.5% below the February rate of 449,000 and is 13.3% below the March 2013 estimate of 443,000.

The median sales price of new houses sold in March 2014 was $290,000; the average sales price was $334,200.  The seasonally adjusted estimate of new houses for sale at the end of March was 193,000.  This represent a supply of 6.0 months at the current sales rate.

Existing-home sales in the Midwest rose 4.0% in March 2014 to a pace of 1.04 million, but are 10.3% lower than a year ago.  The median price in the Midwest was $149,600, which is 5.9% above March 2013.  Building permits have increased across our market areas and foreclosure filings have decreased to their lowest level since 2007.

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

In the three months ended March 31, 2014, Great Southern's total assets increased $212.4 million, or 6.0%, from $3.56 billion at December 31, 2013, to $3.77 billion at March 31, 2014. Full details of the current period changes in total assets are provided in the “Comparison of Financial Condition at March 31, 2014 and December 31, 2013” section of this Quarterly Report on Form 10-Q.

Loans.  In the three months ended March 31, 2014, net loans increased $74.5 million, or 3.1%, from $2.44 billion at December 31, 2013, to $2.51 billion at March 31, 2014.  Partially offsetting the increases in loans were decreases of $10.9 million in the FDIC-covered loan portfolios.  Excluding covered loans and mortgage loans held for sale, total loans increased $83.7 million, with increases in several loan types.  The increase was partially due to the acquisition of loans totaling $11.0 million as part of the Boulevard Bank transaction in March 2014.  The remainder of the increase was due to loan growth in our existing banking center network, as well as loans originated through the newly opened commercial loan production offices in Tulsa, Okla., and Dallas, Texas.  As loan demand is affected by a variety of factors, including general economic conditions, and because of the competition we face and our focus on pricing discipline and credit quality, we cannot be assured that our loan growth will match or exceed the level of increases achieved in this period or prior years.  The Company's strategy continues to be focused on maintaining credit risk and interest rate risk at appropriate levels.

While our policy allows us to lend up to 95% of the appraised value on single-family properties and up to 90% on two- to four-family residential properties, originations of loans with loan-to-value ratios at those levels are minimal.  When they are made at those levels, private mortgage insurance is typically required for loan amounts above the 80% level unless our analysis determines minimal additional risk to be involved; therefore, these loans are not considered to have more risk to us than other residential loans.  We consider these lending practices to be consistent with, or more conservative than, what we believe to be the norm for banks our size.  At March 31, 2014 and December 31, 2013, an estimated 0.5% and 0.4%, respectively, of total owner occupied one- to four-family residential loans had loan-to-value ratios above 100% at origination.  At March 31, 2014 and December 31, 2013, an estimated 2.4% and 0.5%, respectively, of total non-owner occupied one- to four-family residential loans had loan-to-value ratios above 100% at origination.

At March 31, 2014, troubled debt restructurings totaled $53.5 million, or 2.1% of total loans, down $600,000 from $54.1 million, or 2.3% of total loans, at December 31, 2013.  Concessions granted to borrowers experiencing financial difficulties may include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.  While the types of concessions made have not changed as a result of the economic recession, the number of concessions granted has increased as reflected in the continued high level of troubled debt restructurings.  During the three months ended March 31, 2014, one loan totaling $250,000 was restructured into multiple new loans.  During the year ended December 31, 2013, four loans totaling $3.5 million were each restructured into multiple new loans.  For further information on troubled debt restructurings, see Note 7 of the Notes to Consolidated Financial Statements contained in this report.

The loss sharing agreements with the FDIC are subject to limitations on the types of losses covered and the length of time losses are covered, and are conditioned upon the Bank complying with its requirements in the agreements with the FDIC, including requirements regarding servicing and other loan administration matters.  The loss sharing agreements extend for ten years for single family real estate loans and for five years for other loans.  At March 31, 2014, approximately five years remained on the loss sharing agreement for single family real estate loans acquired from TeamBank and the remaining loans have an estimated average life of two to eleven years.  At March 31, 2014, approximately five and one half years remained on the loss sharing agreement for single family real estate loans acquired from Vantus Bank and the remaining loans have an estimated average life of three to thirteen years.  At

March 31, 2014, approximately seven and one half years remained on the loss sharing agreement for single family real estate loans acquired from Sun Security Bank and the remaining loans have an estimated average life of five to twelve years.  At March 31, 2014, approximately eight years remained on the loss sharing agreement for single family real estate loans acquired from InterBank and the remaining loans have an estimated average life of five to fourteen years.  The loss sharing agreement for non-single family loans acquired from TeamBank ended on March 31, 2014.  Going forward, any additional losses in the non single-family TeamBank portfolio will not be eligible for loss sharing coverage.  The remaining loans have an estimated average life of one to seven years and the non single-family portfolio totaled $32.7 million at March 31, 2014.  At March 31, 2014, approximately six months remained on the loss sharing agreement for non-single family loans acquired from Vantus Bank and the remaining loans have an estimated average life of one to seven years.  At March 31, 2014, approximately two and one half years remained on the loss sharing agreement for non-single family loans acquired from Sun Security Bank and the remaining loans have an estimated average life of one to two years.  At March 31, 2014, approximately three years remained on the loss sharing agreement for non-single family loans acquired from InterBank and the remaining loans have an estimated average life of two to three years.  While the expected repayments for certain of the acquired loans extend beyond the terms of the loss sharing agreements, the Bank has identified and will continue to identify problem loans and will make every effort to resolve them within the time limits of the agreements.  The Company may sell any loans remaining at the end of the loss sharing agreement subject to the approval of the FDIC.  Acquired loans are currently included in the analysis and estimation of the allowance for loan losses.  However, when the loss sharing agreements end, the allowance for loan losses related to any acquired loans retained in the portfolio may need to increase if additional weakness or losses are determined to be in the portfolio subsequent to the end of the loss sharing agreements.  The loss sharing agreements and their related limitations are described in detail in Note 8 of the Notes to Consolidated Financial Statements contained in this report.

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

Available-for-sale Securities.  In the three months ended March 31, 2014, Great Southern's available-for-sale securities decreased $23.2 million, or 4.2%, from $555.3 million at December 31, 2013, to $532.1 million at March 31, 2014.  The decrease was primarily due to normal monthly payments received related to the portfolio of mortgage-backed securities.

Cash and Cash Equivalents.  Great Southern had cash and cash equivalents of $398.4 million at March 31, 2014, an increase of $170.5 million, or 74.8%, from $227.9 million at December 31, 2013. The increase in cash and cash equivalents during the period was primarily due to increases in deposits and normal monthly repayments on available-for-sale securities.

Deposits.  The Company attracts deposit accounts through its retail branch network, correspondent banking and corporate services areas, and brokered deposits. The Company then utilizes these deposit funds, along with Federal Home Loan Bank (FHLBank) advances and other borrowings, to meet loan demand or otherwise fund its activities. In the three months ended March 31, 2014, total deposit balances increased $207.4 million, or 7.4%.  The increase was partially due to the acquisition of deposits totaling $92 million from Boulevard Bank in March 2014.  Transaction accounts increased $206.1 million, while retail certificates of deposit increased $13.6 million.  Bank customer deposits totaling $64.1 million and $76.3 million, at March 31, 2014 and December 31, 2013, respectively, were part of the CDARS program which allows Bank customers to maintain balances in an insured manner that would otherwise exceed the FDIC deposit insurance limit. The FDIC considers these customer accounts to be brokered deposits due to the fees paid in the CDARS program.

Our deposit balances may fluctuate from time to time depending on customer preferences and our relative need for funding.  We do not consider our retail certificates of deposit to be guaranteed long-term funding because customers can withdraw their funds at any time with minimal interest penalty.  At times when loan demand trends upward, we can increase rates paid on deposits to increase deposit balances and may again utilize brokered deposits to provide necessary funding.  Because the Federal Funds rate is already very low, there may be a negative impact on the Company’s net interest income due to the Company’s inability to lower its funding costs significantly in the current low interest rate environment, although interest rates on assets may decline further.  The level of competition for deposits in our markets is high. While it is our goal to gain checking account and retail certificate of deposit market share in our branch footprint, we cannot be assured of this in future periods.  In addition, while we have been generally lowering our deposit rates over the past several quarters, increasing rates paid on deposits can help to attract deposits if needed; however, this could negatively impact the Company’s net interest margin.

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

Net Interest Income and Interest Rate Risk Management.  Our net interest income may be affected positively or negatively by changes in market interest rates. A large portion of our loan portfolio is tied to the "prime rate" and adjusts immediately when this rate adjusts (subject to the effect of loan interest rate floors, which are discussed below). We monitor our sensitivity to interest rate changes on an ongoing basis (see "Item 3. Quantitative and Qualitative Disclosures About Market Risk").  In addition, our net interest income may be impacted by changes in the cash flows expected to be received from acquired loan pools.  As described in Note 8 of the Notes to the Consolidated Financial Statements contained in this report, the Company’s evaluation of cash flows expected to be received from acquired loan pools is on-going and increases in cash flow expectations are recognized as increases in accretable yield through interest income.  Decreases in cash flow expectations are recognized as impairments through the allowance for loan losses.

The current level and shape of the interest rate yield curve poses challenges for interest rate risk management. The FRB last changed interest rates on December 16, 2008. Great Southern has a significant portfolio of loans which are tied to a "prime rate" of interest. Most of these loans are tied to some national index of "prime," while some are indexed to "Great Southern prime." The Company has elected to leave its “Great Southern prime rate” of interest at 5.00%. This does not affect a large number of customers, as a majority of the loans indexed to “Great Southern prime” are already at interest rate floors which are provided for in individual loan documents. But for the interest rate floors, a rate cut by the FRB generally would have an anticipated immediate negative impact on the Company’s net interest income due to the large total balance of loans which generally adjust immediately as the Federal Funds rate adjusts. Loans at their floor rates are subject to the risk that borrowers will seek to refinance elsewhere at the lower market rate, however.  Because the Federal Funds rate is already very low, there may also be a negative impact on the Company's net interest income due to the Company's inability to lower its funding costs significantly in the current environment, although interest rates on assets may decline further. Conversely, interest rate increases would normally result in increased interest rates on our prime-based loans.  The interest rate floors in effect may limit the immediate increase in interest rates on these loans, until such time as rates rise above the floors.  However, the Company may have to increase rates paid on deposits to maintain deposit balances and pay higher rates on borrowings.  The impact of the low rate environment on our net interest margin in future periods is expected to be fairly neutral.  As our time deposits mature in future periods, we expect to be able to continue to reduce rates somewhat as they renew.  However, any margin gained by these rate reductions is likely to be offset by reduced yields from our investment securities as payments are made on our mortgage-backed securities and the proceeds are reinvested at lower rates.  Similarly, interest rates on adjustable rate loans may reset lower according to their contractual terms and new loans may be originated at lower market rates.  For further discussion of the processes used to manage our exposure to interest rate risk, see “Item 3.  Quantitative and Qualitative Disclosures About Market Risk – How We Measure the Risks to Us Associated with Interest Rate Changes.”

The negative impact of declining loan interest rates has been mitigated by the positive effects of the Company’s loans which have interest rate floors. At March 31, 2014, the Company had a portfolio (excluding the loans acquired in the FDIC-assisted transactions) of prime-based loans totaling approximately $489 million with rates that change immediately with changes to the prime rate of interest.  Of those loans, $467 million also had interest rate floors. These floors were at varying rates, with $17 million of these loans having floor rates of 7.0% or greater and another $260 million of these loans having floor rates between 5.0% and 7.0%. In addition, $190 million of these loans have floor rates between 3.25% and 5.0%.  At March 31, 2014, all of these loans were at their floor rates.  At March 31, 2014, the Company had a portfolio (excluding the loans acquired in the FDIC-assisted transactions) of GSB prime-based loans totaling approximately $230.7 million with rates that change immediately with changes to the GSB prime rate of interest.  Of those loans, $228.6 million also had interest rate floors.  At March 31, 2014, all of these loans were at their floor rates.  The loan yield for the total loan portfolio was approximately 167 basis points and 185 basis points higher than the national "prime rate of interest" at March 31, 2014 and December 31, 2013, respectively, partly because of these interest rate floors. While interest rate floors have had an overall positive effect on the Company’s results during this period, they do subject the Company to the risk that borrowers will elect to refinance their loans with other lenders.  To the extent economic conditions improve, the risk that borrowers will seek to refinance their loans increases.

Non-Interest Income and Operating Expenses.  The Company's profitability is also affected by the level of its non-interest income and operating expenses. Non-interest income consists primarily of service charges and ATM fees, accretion income (net of amortization) related to the FDIC-assisted acquisitions, late charges and prepayment fees on loans, gains on sales of loans and available-for-sale investments and other general operating income.  In 2014 and 2013, increases in the cash flows expected to be collected from the FDIC-covered loan portfolios resulted in amortization (expense) recorded relating to reductions of expected reimbursements under the loss sharing agreements with the FDIC, which are recorded as indemnification assets.  Non-interest income may also be affected by the Company's interest rate hedging activities, if the Company chooses to implement hedges.  See Note 13 “Derivatives and Hedging Activities” included in Item 1 for additional information regarding the Bank’s hedging activities.

Operating expenses consist primarily of salaries and employee benefits, occupancy-related expenses, expenses related to foreclosed assets, postage, FDIC deposit insurance, advertising and public relations, telephone, professional fees, office expenses and other general operating expenses.  Details of the current period changes in non-interest income and non-interest expense are provided in the “Results of Operations and Comparison for the Three months Ended March 31, 2014 and 2013” section of this Quarterly Report on Form 10-Q.

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

Basel III also contains provisions on liquidity including complex criteria establishing a liquidity coverage ratio (“LCR”) and net stable funding ratio (“NSFR”). The purpose of the LCR is to ensure that a bank maintains adequate unencumbered, high quality liquid assets to meet its liquidity needs for 30 days under a severe liquidity stress scenario. The purpose of the NSFR is to promote more medium and long-term funding of assets and activities, using a one-year horizon. The federal banking agencies published proposed regulations on these provisions of Basel III on October 24, 2012. As proposed, these regulations will not apply to a bank holding company that has less than $50 billion of total consolidated assets and is not internationally active.

Business Initiatives

At the close of business on March 21, 2014, Great Southern completed the acquisitions of certain loan and depository accounts and two branches in Neosho, Mo., and certain depository and loan customers serviced in St. Louis, Mo., from Neosho, Mo.-based Boulevard Bank. The loan and deposit accounts of the affected former Boulevard Bank customers were converted to Great Southern’s operating systems, allowing these customers to bank at any of Great Southern Bank’s 98 retail banking centers or through Great Southern’s various electronic channels.  A customer-related core deposit intangible asset of $854,000 was also recorded. Since the acquisition, banking center customer deposits have remained stable and the retention rate as of March 31, 2014 was about 95%.  The Company recorded a preliminary goodwill asset of $792,000 based upon the initial estimated fair value of the assets acquired and liabilities assumed in accordance with FASB ASC 805, Business Combinations, during the three months ended March 31, 2014. FASB ASC 805 allows a measurement period of up to one year to adjust initial fair value estimates as of the acquisition date. The Company will continue to evaluate the fair value estimates and, if necessary, they may be adjusted during the measurement period.

The combined Neosho and St. Louis transactions represented approximately $92 million in deposits and $11 million in loans. Approximately $60 million in deposits and $5 million in loans were included with the Neosho transaction. Loans were acquired at par value and a two percent premium was paid on approximately $48 million of the deposits. The Bank paid book value of approximately $670,000 for the real and personal property associated with the two acquired branches.

The St. Louis transaction represented approximately $32 million in depository accounts and $6 million in commercial loans. Great Southern did not obtain any branch locations or employees in St. Louis as part of this transaction. Loans were purchased at par value and deposits were assumed with no significant additional premium.

With the acquisition complete, the Bank in June 2014 expects to relocate its current Great Southern Neosho office at 714 Neosho Boulevard into the former Boulevard Bank branch directly across the street at 713 Neosho Boulevard.

The acquired Boulevard Bank accounts presented an attractive franchise for the Company to acquire because it provided immediate core deposit growth at a low cost of funds.  Also attractive was the opportunity it presented for expansion in existing markets through banking centers which, in Neosho, held strong market positions.  The Company was able to add $92 million of deposits while only adding one net new banking center.

In February 2014, the Company opened commercial loan production offices in Tulsa, Okla., and Dallas, Texas. The Tulsa office is located in southeast Tulsa at 4200 E. Skelly Dr. and the Dallas office is in Preston Center (north Dallas) at 8201 Preston Rd.

In June 2014, the Company expects to open two new full-service banking centers: a north St. Louis office and a Fayetteville, Ark., facility.

Great Southern also announced that it will consider repurchasing its shares of common stock, from time to time in the open market or through privately negotiated transactions, pursuant to its existing repurchase plan.  There are 396,562 remaining shares authorized to be repurchased under this plan.

Great Southern Bancorp, Inc. will hold its 25th Annual Meeting of Shareholders at 10:00 a.m. CDT on Wednesday, May 7, 2014, at the Great Southern Operations Center, 218 S. Glenstone, Springfield, Mo. Holders of Great Southern Bancorp, Inc. common stock at the close of business on the record date, February 21, 2014, can vote at the annual meeting, either in person or by proxy. Material to be presented at the Annual Meeting will be available on the Company’s website, www.GreatSouthernBank.com, prior to the start of the meeting.

Comparison of Financial Condition at March 31, 2014 and December 31, 2013

During the three months ended March 31, 2014, the Company’s total assets increased by $212.4 million to $3.77 billion.  Most of the increase was attributable to increases in cash and cash equivalents and loans.

Net loans increased $74.5 million from December 31, 2013, to $2.51 billion at March 31, 2014.  Excluding covered loans and mortgage loans held for sale, total loans increased $83.7 million from December 31, 2013, to March 31, 2014, with increases primarily in the areas of commercial real estate loans, consumer loans, construction loans and commercial business loans.  Offsetting these increases were decreases in net loans acquired through FDIC-assisted transactions of $10.9 million, or 2.8%.  The Company's strategy continues to be focused on maintaining credit risk and interest rate risk at appropriate levels given the current credit and economic environments.

Cash and cash equivalents increased $170.5 million as compared to December 31, 2013, resulting from increases in deposits and normal monthly repayments on available-for-sale securities.  In addition, the Company received $80.0 million in cash related to the Boulevard Bank transaction.

The Company's available-for-sale securities decreased $23.2 million compared to December 31, 2013.  The decrease was primarily due to normal monthly payments received related to the portfolio of mortgage-backed securities.

The FDIC indemnification asset decreased $7.1 million from December 31, 2013, partially due to the billing and collection of realized losses from the FDIC and primarily due to estimated improved cash flows to be collected from the loan obligors, resulting in reductions in payments expected to be received from the FDIC.  The expected cash flows are further discussed in Note 8 of the Notes to Consolidated Financial Statements.

Total liabilities increased $203.3 million from $3.18 billion at December 31, 2013 to $3.38 billion at March 31, 2014.  The increase was primarily attributable to increases in deposits.  Total deposits increased $207.4 million from December 31, 2013.  Approximately $92 million of the increase was due to the acquisition of deposits from Boulevard Bank in March 2014.  Transaction account balances increased $206.1 million to $2.02 billion at March 31, 2014, up from $1.81 billion at December 31, 2013, while retail certificates of deposit increased $13.6 million to $881.2 million at March 31, 2014, up from $867.6 million at December 31, 2013.  In addition, at March 31, 2014 and December 31, 2013, Bank customer deposits totaling $64.1 million and $76.3 million, respectively, were part of the CDARS program which allows Bank customers to maintain balances in an insured manner that would otherwise exceed the FDIC deposit insurance limit. The FDIC counts these deposits as brokered, but these are deposit accounts that we generate with customers in our local markets. The Company did not actively try to grow CDARS customer deposits during the current period and decreased interest rates offered on these deposits during the nine months ended March 31, 2014.

Securities sold under reverse repurchase agreements with customers decreased $6.8 million from December 31, 2013, as these balances fluctuate over time.

Total stockholders' equity increased $9.1 million from $380.7 million at December 31, 2013 to $389.8 million at March 31, 2014.  The Company recorded net income of $8.8 million for the three months ended March 31, 2014, and common and preferred dividends declared were $2.9 million.  Accumulated other comprehensive income increased $2.8 million due to increases in the fair value of available-for-sale investment securities.  In addition, total stockholders’ equity increased $308,000 due to stock option exercises.

Results of Operations and Comparison for the Three Months Ended March 31, 2014 and 2013

General

Net income was $8.8 million for the three months ended March 31, 2014 compared to net income of $8.4 million for the three months ended March 31, 2013. This increase of $424,000, or 5.1%, was primarily due to a decrease in provision for loan losses of $6.5 million, or 79.4%, partially offset by a decrease in net interest income of $4.2 million, or 9.9%, and a decrease in non-interest income of $2.0 million, or 68.4%.  Net income available to common stockholders was $8.7 million and $8.3 million for the three months ended March 31, 2014 and 2013, respectively.

Total Interest Income

Total interest income decreased $5.1 million, or 10.7%, during the three months ended March 31, 2014 compared to the three months ended March 31, 2013.  The decrease was due to a $3.5 million decrease in interest income on loans and a $1.6 million decrease in interest income on investments and other interest-earning assets.  Interest income on loans decreased for the three months ended March 31, 2014, from lower average interest rates on loans and also due to a decrease in the additional expected cash flows to be received from the FDIC-acquired loan pools and the resulting adjustment to accretable yield, both of which were previously discussed in Note 8 of the Notes to Consolidated Financial Statements.  Interest income from investment securities and other interest-earning assets decreased during the three months ended March 31, 2014 primarily due to lower average balances. The lower average balances of investments were primarily a result of management’s decision to not reinvest mortgage-backed securities’ monthly cash flows back into investments.  Prepayments on the mortgages underlying these securities resulted in amortization of premiums which also reduced yields.

Interest Income – Loans

During the three months ended March 31, 2014 compared to the three months ended March 31, 2013, interest income on loans decreased due to lower average interest rates, partially offset by higher average balances.

Interest income decreased $5.7 million as a result of lower average interest rates on loans.  The average yield on loans decreased from 7.25% during the three months ended March 31, 2013, to 6.32% during the three months ended March 31, 2014.  This decrease was due to lower overall loan rates, and a lower amount of accretion income in the current year period compared to the prior year period resulting from the increases in expected cash flows to be received from the FDIC-acquired loan pools as previously discussed in Note 8 of the Notes to Consolidated Financial Statements.  On an on-going basis, the Company estimates the cash flows expected to be collected from the acquired loan pools. This cash flows estimate has increased, based on the payment histories and reduced loss expectations of the loan pools, resulting in adjustments to be spread on a level-yield basis over the remaining expected lives of the loan pools. The increases in expected cash flows also reduced the amount of expected reimbursements under the loss sharing agreements with the FDIC, which are recorded as indemnification assets. Therefore, the expected indemnification assets have also been reduced, resulting in adjustments to be amortized on a comparable basis over the remainder of the loss sharing agreements or the remaining expected life of the loan pools, whichever is shorter.  For the three months ended March 31, 2014 and 2013, the adjustments increased interest income by $7.9 million and $10.4 million, respectively, and decreased non-interest income by $6.3 million and $8.3 million, respectively.  The net impact to pre-tax income was $1.6 million and $2.1 million, respectively, for the three months ended March 31, 2014 and 2013.  As of March 31, 2014, the remaining accretable yield adjustment that will affect interest income is $29.2 million and the remaining adjustment to the indemnification assets, including the effects of the clawback liability related to InterBank, that will affect non-interest income (expense) is $(24.7 million).  Of the remaining adjustments, we expect to recognize $15.5 million of interest income and $(11.9 million) of non-interest income (expense) in the remainder of 2014.  Additional adjustments may be recorded in future periods from the FDIC-assisted transactions, as the Company continues to estimate expected cash flows from the acquired loan pools.  Apart from the yield accretion, the average yield on loans was 5.05% for the three months ended March 31, 2014, down from 5.48% for the three months ended March 31, 2013, as a result of loan pay-offs and normal amortization of higher-rate loans and new loans that were made at current lower market rates.

Interest income increased $2.2 million as the result of higher average loan balances, which increased from $2.39 billion during the three months ended March 31, 2013, to $2.52 billion during the three months ended March 31, 2014.  The higher average balances were primarily due to increases in commercial real estate loans, commercial business loans, other residential loans and other consumer loans.

Interest Income – Investments and Other Interest-earning Assets

Interest income on investments and other interest-earning assets decreased in the three months ended March 31, 2014 compared to the three months ended March 31, 2013.  Interest income decreased $1.4 million as a result of a decrease in average balances from $821.4 million during the three months ended March 31, 2013, to $558.7 million during the three months ended March 31, 2014.  Average balances of securities decreased due primarily to the normal monthly payments received on the portfolio of mortgage-backed securities and the sale of securities during the last nine months of 2013, with proceeds being used to fund new loan originations and increase cash and cash equivalents.  Interest income decreased $201,000 due to a decrease in average interest rates from 2.21% during the three months ended March 31, 2013, to 2.11% during the three months ended March 31, 2014.

The Company’s interest-earning deposits and non-interest-earning cash equivalents currently earn very low or no yield and therefore negatively impact the Company’s net interest margin. At March 31, 2014, the Company had cash and cash equivalents of $398.4 million compared to $227.9 million at December 31, 2013.  See "Net Interest Income" for additional information on the impact of this interest activity.

Total Interest Expense

Total interest expense decreased $896,000, or 17.2%, during the three months ended March 31, 2014, when compared with the three months ended March 31, 2013, due almost entirely to a decrease in interest expense on deposits of $867,000, or 24.6%.

Interest Expense – Deposits

Interest expense on demand deposits decreased $249,000 due to a decrease in average rates from 0.29% during the three months ended March 31, 2013, to 0.23% during the three months ended March 31, 2014. The average interest rates decreased due to lower overall market rates of interest in the 2014 period and because the Company continued to pay lower rates in line with the market during the three months ended March 31, 2014 when compared to the same period in 2013.  Market rates of interest on checking and money market accounts have decreased since late 2007 when the FRB began reducing short-term interest rates.  Interest expense on demand deposits decreased $166,000 due to a decrease in average balances from $1.63 billion during the three months ended March 31, 2013, to $1.38 billion during the three months ended March 31, 2014. The decrease in average balances of interest-bearing demand deposits was primarily a result of the elimination of interest on certain deposit types and decreases in NOW accounts and money market accounts, including accounts with collateralized deposit balances.  The average balance of non-interest-bearing demand deposit accounts increased $144.8 million, from $385.5 million at March 31, 2013 to $530.3 million at March 31, 2014.

Interest expense on time deposits decreased $372,000 due to a decrease in average balances of time deposits from $1.17 billion during the three months ended March 31, 2013, to $977.2 million during the three months ended March 31, 2014.  The decrease in time deposit balances was primarily due to some customers choosing not to renew their deposits with us upon maturity.  Also contributing to the decrease was the decrease in CDARS deposits of $27.0 million compared to March 31, 2013.  Interest expense on time deposits decreased $80,000 as a result of a decrease in average rates of interest from 0.81% during the three months ended March 31, 2013, to 0.79% during the three months ended March 31, 2014 due to a reduction in market rates of interest.  A large portion of the Company’s certificate of deposit portfolio matures within one to two years and therefore reprices fairly quickly; this is consistent with the portfolio over the past several years.

Interest Expense – FHLBank Advances, Short-term Borrowings and Structured Repo Borrowings and Subordinated Debentures Issued to Capital Trusts

During the three months ended March 31, 2014 compared to the three months ended March 31, 2013, interest expense on FHLBank advances was almost unchanged.  Average interest rates were 3.12% in the three months ended March 31, 2013, compared to 3.13% in the three months ended March 31, 2014.  Most of the remaining advances are fixed-rate and are subject to penalty if paid off prior to maturity.  Average balances were $126.6 million during the three months ended March 31, 2013, compared to $126.5 million during the three months ended March 31, 2014.

Interest expense on short-term and structured repo borrowings decreased $125,000 due to a decrease in average balances from $260.0 million during the three months ended March 31, 2013, to $209.3 million during the three months ended March 31, 2014.  Interest expense on short-term and structured repo borrowings increased $99,000 due to an increase in average rates on short-term borrowings from 0.91% in the three months ended March 31, 2013, to 1.08% in the three months ended March 31, 2014.  The decrease in balances of short-term borrowings in the three month period was primarily due to decreases in average securities sold under repurchase agreements with the Company’s deposit customers, which tend to fluctuate.  The reduced balance of these lower-rate securities sold under repurchase agreements led to the increase in average interest rates in this overall category.

Interest expense on subordinated debentures issued to capital trusts decreased $4,000 due to a decrease in average rates from 1.84% in the three months ended March 31, 2013, to 1.79% in the three months ended March 31, 2014.  These are variable-rate debentures which bear interest at an average rate of three-month LIBOR plus 1.57%, adjusting quarterly.

Net Interest Income

Net interest income for the three months ended March 31, 2014 decreased $4.1 million to $38.0 million compared to $42.1 million for the three months ended March 31, 2013. Net interest margin was 4.66% in the three months ended March 31, 2014, compared to 4.76% in the three months ended March 31, 2013, a decrease of ten basis points, or 2.1%.  In both three-month periods, the Company’s margin was positively impacted primarily by the increases in expected cash flows to be received from the FDIC-acquired loan pools and the resulting increase to accretable yield which were previously discussed in Note 8 of the Notes to Consolidated Financial Statements. The positive impact of these changes on the three months ended March 31, 2014 and 2013 were increases in interest income of $7.9 million and $10.4 million, respectively, and increases in net interest margin of 97 basis points and 118 basis points, respectively.  Excluding the positive impact of the additional yield accretion, net interest margin increased 11 basis points when compared to the year-ago quarter.  During 2013 and the first three months of 2014, market rates on checking and savings deposits remained very low and retail time deposits renewed at somewhat lower rates of interest.  The positive impact from lower deposit rates has diminished as market rates for such deposits are no longer declining.  The Company has also experienced decreases in yields on loans and investments, excluding the yield accretion income discussed above, when compared to the previous periods.  Existing loans continue to repay, and in many cases new loans are originated at rates which are lower than the rates on those repaying loans and may be lower than existing average portfolio rates.

The Company's overall average interest rate spread decreased 14 basis points, or 3.0%, from 4.69% during the three months ended March 31, 2013, to 4.55% during the three months ended March 31, 2014. The gross change was due to a 16 basis point decrease in the weighted average yield on interest-earning assets and a two basis point decrease in the weighted average rate paid on interest-bearing liabilities. In comparing the two periods, the yield on loans decreased 93 basis points while the yield on investment securities and other interest-earning assets decreased five basis points. The rate paid on deposits decreased five basis points, the rate paid on subordinated debentures issued to capital trusts decreased five basis points, the rate paid on FHLBank advances increased one basis point, and the rate paid on short-term borrowings increased 17 basis points.

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

The provision for loan losses for the three months ended March 31, 2014, decreased $6.5 million to $1.7 million when compared with the three months ended March 31, 2013.  At March 31, 2014, the allowance for loan losses was $38.3 million, a decrease of $1.8 million from December 31, 2013.  Total net charge-offs were $3.5 million and $8.3 million for the three months ended March 31, 2014 and 2013, respectively.  Two relationships made up $2.3 million of the net charge-off total for the three months ended March 31, 2014. General market conditions, and more specifically, real estate absorption rates and unique circumstances related to individual borrowers and projects also contributed to the level of provisions and charge-offs.  As properties were categorized as potential problem loans, non-performing loans or foreclosed assets, evaluations were made of the values of these assets with corresponding charge-offs as appropriate.

Loans acquired in the 2009, 2011 and 2012 FDIC-assisted transactions are covered by loss sharing agreements between the FDIC and Great Southern Bank which afford Great Southern Bank at least 80% protection from losses in the acquired portfolio of loans.  The FDIC loss sharing agreements are subject to limitations on the types of losses covered and the length of time losses are covered and are conditioned upon the Bank complying with its requirements in the agreements with the FDIC.  These limitations are described in detail in Note 8 of the Notes to Consolidated Financial Statements.  The acquired loans were grouped into pools based on common characteristics and were recorded at their estimated fair values, which incorporated estimated credit losses at the acquisition dates.  These loan pools are systematically reviewed by the Company to determine the risk of losses that may exceed those identified at the time of the acquisition.  Techniques used in determining risk of loss are similar to those used to determine the risk of loss for the legacy Bank portfolio, with most focus being placed on those loan pools which include the larger loan relationships and those loan pools which exhibit higher risk characteristics.  Review of the acquired loan portfolio also includes meetings with customers, review of financial information and collateral valuations to determine if any additional losses are apparent.

The loss sharing agreement for the non single-family portion of the loans acquired in the TeamBank transaction ended on March 31, 2014.  Going forward, any additional losses in that non single-family portfolio will not be eligible for loss sharing coverage. This non single-family loan portfolio totaled $32.7 million at March 31, 2014.

The Bank’s allowance for loan losses as a percentage of total loans, excluding loans covered by the FDIC loss sharing agreements, was 1.76%, 1.92% and 2.15% at March 31, 2014, December 31, 2013, and March 31, 2013, respectively. Management considers the allowance for loan losses adequate to cover losses inherent in the Company’s loan portfolio at March 31, 2014, based on recent reviews of the Company’s loan portfolio and current economic conditions. If economic conditions were to deteriorate or management’s assessment of the loan portfolio were to change, it is possible that additional loan loss provisions would be required, thereby adversely affecting future results of operations and financial condition.

Non-performing Assets

Former TeamBank, Vantus Bank, Sun Security Bank and InterBank non-performing assets, including foreclosed assets, are not included in the totals or in the discussion of non-performing loans, potential problem loans and foreclosed assets below due to the respective loss sharing agreements with the FDIC, which cover at least 80% of principal losses that may be incurred in these portfolios for the applicable terms under the agreement.  In addition, FDIC-supported TeamBank, Vantus Bank, Sun Security Bank and InterBank assets were initially recorded at their estimated fair values as of their acquisition dates of March 20, 2009, September 4, 2009, October 7, 2011, and April 27, 2013, respectively.  The overall performance of the FDIC-covered loan pools has been better than original expectations as of the acquisition dates.

As a result of changes in balances and composition of the loan portfolio, changes in economic and market conditions that occur from time to time, and other factors specific to a borrower’s circumstances, the level of non-performing assets will fluctuate.  Non-performing assets, excluding FDIC-covered non-performing assets, at March 31, 2014, were $55.9 million, a decrease of $6.4 million from $62.3 million at December 31, 2013.  Non-performing assets, excluding FDIC-covered non-performing assets, as a percentage of total assets were 1.48% at March 31, 2014, compared to 1.75% at December 31, 2013.

Compared to December 31, 2013, non-performing loans decreased $4.1 million to $15.8 million and foreclosed assets decreased $2.3 million to $40.1 million.  Commercial real estate loans comprised $6.6 million, or 41.9%, of the total $15.8 million of non-performing loans at March 31, 2014, an increase of $402,000 from December 31, 2013.  Non-performing one-to four-family residential loans comprised $3.8 million, or 24.3%, of total non-performing loans at March 31, 2014, a decrease of $527,000 from December 31, 2013.  Non-performing other commercial loans decreased $4.1 million in the three months ended March 31, 2014, and were $3.1 million, or 19.7%, of total non-performing loans at March 31, 2014.

Non-performing Loans.  Activity in the non-performing loans category during the three months ended March 31, 2014 was as follows:

	Beginning Balance, January 1	Additions to Non- Performing	Removed from Non- Performing	Transfers to Potential Problem Loans	Transfers to Foreclosed Assets	Charge- Offs	Payments	Ending Balance, March 31
	(In Thousands)
One- to four-family construction	$—	$—	$—	$—	$—	$—	$—	$—
Subdivision construction	871	1,301	—	—	—	(605)	(264)	1,303
Land development	338	61	—	—	(24)	—	(2)	373
Commercial construction	—	—	—	—	—	—	—	—
One- to four-family residential	4,361	1,019	—	(274)	(804)	(189)	(279)	3,834
Other residential	—	—	—	—	—	—	—	—
Commercial real estate	6,205	471	—	—	—	—	(69)	6,607
Commercial business	7,231	88	(1,916)	—	—	(1,878)	(421)	3,104
Consumer	900	151	(273)	(32)	—	(60)	(121)	565

Total	$19,906	$3,091	$(2,189)	$(306)	$(828)	$(2,732)	$(1,156)	$15,786

At March 31, 2014, the non-performing commercial real estate category included eight loans, three of which were small amounts that were added during this period.  The largest relationship in this category, which was added in previous periods, is comprised of two loans totaling $4.0 million, or 60.9%, of the total category, and is collateralized by two hotel buildings.  The non-performing commercial business category included nine loans, three of which were added during this period. The largest relationship in this category, which was added in a previous year, totaled $2.0 million, or 65.1% of the total category, and is collateralized by an assignment of annual assessments generated by a Community Improvement District for the associated real estate.  $2.7 million of loans in this category at January 1, 2014, which were collateralized by inventory and assets of a business, were resolved during the quarter through a charge-off of $364,000 and the sale of the business.  The non-performing one- to four-family residential category included 49 loans, nine of which were added during this period.

Potential Problem Loans.  Compared to December 31, 2013, potential problem loans decreased $4.5 million, or 16.8%. This decrease was due to $2.2 million in loans being removed from potential problem loans due to improvements in the credits, $1.8 million in loans transferred to the non-performing category, $881,000 in charge-offs and $417,000 in loans transferred to foreclosed assets, partially offset by the addition of $784,000 of loans to potential problem loans. Potential problem loans are loans which management has identified through routine internal review procedures as having possible credit problems that may cause the borrowers difficulty in complying with the current repayment terms.  These loans are not reflected in non-performing assets, but are considered in determining the adequacy of the allowance for loan losses.  Activity in the potential problem loans category during the three months ended March 31, 2014, was as follows:

	Beginning Balance, January 1	Additions to Potential Problem	Removed from Potential Problem	Transfers to Non- Performing	Transfers to Foreclosed Assets	Charge- Offs	Payments	Ending Balance, March 31
	(In Thousands)
One- to four-family construction	$—	$—	$—	$—	$—	$—	$—	$—
Subdivision construction	2,201	250	—	(1,301)	—	(500)	—	650
Land development	10,857	—	—	—	—	—	—	10,857
Commercial construction	—	—	—	—	—	—	—	—
One- to four-family residential	2,193	274	(250)	—	—	—	(23)	2,194
Other residential	1,956	1	—	—	—	—	—	1,957
Commercial real estate	8,880	209	(1,905)	(471)	(417)	(381)	(2)	5,913
Commercial business	717	—	(43)	—	—	—	(1)	673
Consumer	183	50	—	—	—	—	(10)	223

Total	$26,987	$784	$(2,198)	$(1,772)	$(417)	$(881)	$(36)	$22,467

At March 31, 2014, the land development category included four loans, all of which were added during previous periods. The largest relationship in this category totaled $5.0 million, or 46.1% of the total category, and was collateralized by property located in the Lake of the Ozarks, Mo. area.  The second largest relationship in this category totaled $3.8 million, or 35.4% of the total category, and was collateralized by property in the Branson, Mo. area.  The commercial real estate category of potential problem loans included six loans, one of which was added during this period.  The largest relationship in this category, which was added during a previous period, had a balance of $5.0 million, or 83.8% of the total category.  The relationship was collateralized by properties located near Branson, Missouri.  The one- to four-family residential category of potential problem loans included 19 loans, three of which were added during this period.  The other residential category of potential problem loans included one loan which was added in a previous period, and was collateralized by properties located in the Branson, Mo., area.  The commercial business category of potential problem loans included three loans, all of which were added in previous periods.  The largest relationship in this category had a balance of $660,000, or 98.1% of the total category, and was collateralized by collector automobiles.

Foreclosed Assets.  Of the total $49.9 million of other real estate owned at March 31, 2014, $7.7 million represents the fair value of foreclosed assets covered by FDIC loss sharing agreements and $2.1 million represents properties which were not acquired through foreclosure. The foreclosed assets covered by FDIC loss sharing agreements and the properties not acquired through foreclosure are not included in the following table and discussion of foreclosed assets.  Because sales of foreclosed properties exceeded additions, total foreclosed assets decreased.  Activity in foreclosed assets during the three months ended March 31, 2014, was as follows:

	Beginning Balance, January 1	Additions	ORE Sales	Capitalized Costs	ORE Write- Downs	Ending Balance, March 31
	(In Thousands)
One- to four-family construction	$—	$—	$—	$—	$—	$—
Subdivision construction	11,652	—	(674)	—	(15)	10,963
Land development	16,788	24	(49)	—	(33)	16,730
Commercial construction	2,132	—	—	—	—	2,132
One- to four-family residential	744	805	(178)	—	—	1,371
Other residential	5,900	—	(2,229)	7	—	3,678
Commercial real estate	4,135	416	—	—	—	4,551
Commercial business	77	—	—	—	—	77
Consumer	969	829	(1,137)	—	(43)	618

Total	$42,397	$2,074	$(4,267)	$7	$(91)	$40,120

At March 31, 2014, the land development category of foreclosed assets included 32 properties, the largest of which was located in northwest Arkansas and had a balance of $2.3 million, or 13.7% of the total category.  Of the total dollar amount in the land development category of foreclosed assets, 44.2% and 36.6% was located in northwest Arkansas and in the Branson, Mo., area, respectively, including the largest property previously mentioned.  The subdivision construction category of foreclosed assets included 33 properties, the largest of which was located in the St. Louis, Mo. metropolitan area and had a balance of $3.2 million, or 28.9% of the total category.  Of the total dollar amount in the subdivision construction category of foreclosed assets, 16.5% and 15.8% is located in Springfield, Mo. and Branson, Mo., respectively. The other residential category of foreclosed assets included 15 properties, 12 of which were all part of the same condominium community, which was located in Branson, Mo. and had a balance of $2.2 million, or 59.2% of the total category.  One property recorded at $2.0 million and located in Branson, Mo. was sold during the quarter.  Of the total dollar amount in the other residential category of foreclosed assets, 81.0% was located in the Branson, Mo., area, including the largest properties previously mentioned.  The commercial real estate category of foreclosed assets included 11 properties, the largest of which was located in the St. Louis, Mo. metropolitan area and had a balance of $1.4 million, or 30.8% of the total category.

Non-interest Income

For the three months ended March 31, 2014, non-interest income decreased $2.0 million to $924,000 when compared to the three months ended March 31, 2013, primarily as a result of the following items:

Gains on sales of single-family loans: Gains on sales of single-family loans decreased $880,000 compared to the prior year quarter.  This was due to a decrease in originations of fixed-rate loans due to higher fixed rates on these loans in the 2014 period which resulted in fewer loans being originated to refinance existing debt.  Loans originated are subsequently sold in the secondary market.

Amortization of income related to business acquisitions:  The net amortization expense related to business acquisitions was $6.4 million for the quarter ended March 31, 2014, compared to $5.9 million for the quarter ended March 31, 2013.  The amortization expense for the quarter ended March 31, 2014 was made up of the following items:  $6.3 million of amortization expense related to the changes in cash flows expected to be collected from the FDIC-covered loan portfolios, $319,000 of amortization of the clawback liability and $909,000 of other loss share items, including $750,000 of adjustments to the Vantus and InterBank indemnification assets which reduced income in the 2014 period.  Offsetting the expense was income from the accretion of the discount related to the indemnification assets for all of the acquisitions of $1.0 million.

Service charges and ATM fees:  Service charges and ATM fees decreased $259,000 compared to the prior year quarter, primarily due to a reduction in NSF fee income resulting from reduced activity.

Other income:  Included in other income in the 2014 period was non-recurring debit card-related income of $1.0 million.  There were several other non-recurring expense items that primarily offset this income, including the indemnification asset adjustments discussed above and a net loss on interest rate swap transactions of $103,000.  All of these items were included in categories within “Non-interest Income.”  Additionally, there were other non-recurring expenses which were included in various categories of “Non-interest Expense” related to the Boulevard Bank transaction and a television advertising campaign.

Non-interest Expense

For the three months ended March 31, 2014, non-interest expense decreased $26,000 to $25.9 million, when compared to the three months ended March 31, 2013.  The decrease was primarily due to the following items:  a decrease in salaries and employee benefits of $205,000; a decrease in insurance expense (primarily FDIC deposit insurance) of $239,000; a decrease in expense on foreclosed assets of $205,000; and a decrease in other operating expenses of $155,000.  These decreases were primarily offset by an increase in net occupancy expense of $268,000, an increase in advertising expense of $256,000 and an increase in legal, audit and other professional fees of $132,000.

The Company’s efficiency ratio for the three months ended March 31, 2014, was 66.58% compared to 57.53% for the same period in 2013.  The increase in the ratio in the 2014 three-month period was primarily due to decreases in net interest income and decreases in non-interest income resulting from decreased gains on sales of single-family loans and increased amortization expense related to business acquisitions.  The Company’s ratio of non-interest expense to average assets increased from 2.59% for the three months ended March 31, 2013 to 2.83% for the three months ended March 31, 2014.  The increase in the current period ratio was due to a significant decrease in average assets in the 2014 period compared to the 2013 period.  Average assets for the three months ended March 31, 2014 decreased $336 million, or 8.4%, from the three months ended March 31, 2013, primarily due to a decrease in investment securities and other interest-earning assets.

Provision for Income Taxes

The Company has elected to early-adopt FASB ASU No. 2014-01, which amends FASB ASC Topic 323, Investments – Equity Method and Joint Ventures. This Update impacts the Company’s accounting for investments in flow-through limited liability entities which manage or invest in affordable housing projects that qualify for the low-income housing tax credit. The amendments in the Update permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The Company has significant investments in such qualified affordable housing projects that meet the required conditions.  The Company’s adoption of this Update did not result in any material impact on the Company’s financial position or results of operations, except that the investment amortization expense, which previously was included in Other Non-interest Expense in the Consolidated Statements of Income, is now included in Provision for Income Taxes in the Consolidated Statements of Income presented.  For the three months ended March 31, 2013, $1.0 million was moved from Other Noninterest Expense to Provision for Income Taxes.  As a result, there was no change in Net Income for the periods covered in this release.  In addition, there was no cumulative effect adjustment to Retained Earnings.

For the three months ended March 31, 2014 and 2013, the Company's effective tax rate was 22.0% and 23.1%, respectively, which were both lower than the statutory federal tax rate of 35%, due primarily to the effects of the tax credits utilized and to tax-exempt investments and tax-exempt loans which reduced the Company’s effective tax rate.  In future periods, the Company expects its effective tax rate typically will be 20-25% of pre-tax net income, assuming it continues to maintain or increase its use of investment tax credits. The Company’s effective tax rate may fluctuate as it is impacted by the level and timing of the Company’s utilization of tax credits and the level of tax-exempt investments and loans and the overall level of pretax income.  At this time, the Company expects to utilize a larger amount of tax credits in 2014 than it did in 2013.

Average Balances, Interest Rates and Yields

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. Average balances of loans receivable include the average balances of non-accrual loans for each period. Interest income on loans includes interest received on non-accrual loans on a cash basis.  Interest income on loans includes the amortization of net loan fees which were deferred in accordance with accounting standards. Fees included in interest income were $601,000 and $827,000 for the three months ended March 31, 2014 and 2013, respectively.  Tax-exempt income was not calculated on a tax equivalent basis. The table does not reflect any effect of income taxes.

	March 31, 2014(2)	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
		(Dollars in thousands)
Interest-earning assets:
Loans receivable:
One- to four-family residential	4.72%	$439,624	$9,121	8.41%	$502,080	$9,543	7.71%
Other residential	4.67	355,880	5,318	6.06	318,489	6,225	7.93
Commercial real estate	4.58	870,384	11,880	5.54	784,490	13,168	6.81
Construction	4.35	211,075	2,605	5.01	207,786	4,408	8.60
Commercial business	4.87	271,038	3,583	5.36	239,231	3,536	6.00
Other loans	5.89	329,438	6,163	7.59	282,032	5,025	7.23
Industrial revenue bonds (1)	5.62	45,900	638	5.63	59,618	873	5.94

Total loans receivable	4.92	2,523,339	39,308	6.32	2,393,726	42,778	7.25

Investment securities (1)	2.68	558,725	2,906	2.11	821,354	4,482	2.21
Other interest-earning assets	0.14	219,712	80	0.15	374,012	96	0.10

Total interest-earning assets	4.15	3,301,776	42,294	5.19	3,589,092	47,356	5.35
Non-interest-earning assets:
Cash and cash equivalents		92,331			87,401
Other non-earning assets		269,901			323,698
Total assets		$3,664,008			$4,000,191

Interest-bearing liabilities:
Interest-bearing demand and savings	0.20	$1,379,002	768	0.23	$1,632,245	1,183	0.29
Time deposits	0.77	977,239	1,892	0.79	1,167,947	2,344	0.81
Total deposits	0.43	2,356,241	2,660	0.46	2,800,192	3,527	0.51
Short-term borrowings and structured repurchase agreements	1.24	209,252	557	1.08	259,998	583	0.91
Subordinated debentures issued to capital trusts	1.81	30,929	136	1.79	30,929	140	1.84
FHLB advances	3.13	126,458	975	3.13	126,596	974	3.12

Total interest-bearing liabilities	0.62	2,722,880	4,328	0.64	3,217,715	5,224	0.66
Non-interest-bearing liabilities:
Demand deposits		530,288			385,458
Other liabilities		22,091			20,964
Total liabilities		3,275,259			3,624,137
Stockholders’ equity		388,749			376,054
Total liabilities and stockholders’ equity		$3,664,008			$4,000,191

Net interest income:
Interest rate spread	3.53%		$37,966	4.55%		$42,132	4.69%
Net interest margin*				4.66%			4.76%
Average interest-earning assets to average interest-bearing liabilities		121.3%			111.5%

_____________________
*	Defined as the Company’s net interest income divided by total interest-earning assets.

(1)
Of the total average balances of investment securities, average tax-exempt investment securities were $89.2 million and $81.3 million for the three months ended March 31, 2014 and 2013, respectively. In addition, average tax-exempt loans and industrial revenue bonds were $38.1 million and $39.8 million for the three months ended March 31, 2014 and 2013, respectively. Interest income on tax-exempt assets included in this table was $1.2 million and $1.3 million for the three months ended March 31, 2014 and 2013, respectively. Interest income net of disallowed interest expense related to tax-exempt assets was $1.2 million and $1.2 million for the three months ended March 31, 2014 and 2013, respectively.

(2)
The yield/rate on loans at March 31, 2014 does not include the impact of the accretable yield (income) on loans acquired in the FDIC-assisted transactions.  See “Net Interest Income” for a discussion of the effect on results of operations for the three months ended March 31, 2014.

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

	Three Months Ended March 31,
	2014 vs. 2013
	Increase (Decrease) Due to

			Total Increase (Decrease)
	Rate	Volume
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$(5,698)	$2,228	$(3,470)
Investment securities	(201)	(1,375)	(1,576)
Other interest-earning assets	32	(48)	(16)
Total interest-earning assets	(5,867)	805	(5,062)
Interest-bearing liabilities:
Demand deposits	(249)	(166)	(415)
Time deposits	(80)	(372)	(452)
Total deposits	(329)	(538)	(867)
Short-term borrowings and structured repo	99	(125)	(26)
Subordinated debentures issued to capital trust	(4)	—	(4)
FHLBank advances	2	(1)	1
Total interest-bearing liabilities	(232)	(664)	(896)
Net interest income	$(5,635)	$1,469	$(4,166)

Liquidity

Liquidity is a measure of the Company's ability to generate sufficient cash to meet present and future financial obligations in a timely manner through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. These obligations include the credit needs of customers, funding deposit withdrawals, and the day-to-day operations of the Company. Liquid assets include cash, interest-bearing deposits with financial institutions and certain investment securities and loans. The Company manages its ability to generate liquidity primarily through liability funding in such a way that it believes it maintains overall liquidity sufficient to satisfy its depositors' requirements and meet its customers' credit needs. At March 31, 2014, the Company had commitments of approximately $178.7 million to fund loan originations, $351.9 million of unused lines of credit and unadvanced loans, and $24.9 million of outstanding letters of credit.

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

At March 31, 2014, the Company had these available secured lines and on-balance sheet liquidity:

Federal Home Loan Bank line	$524.2 million
Federal Reserve Bank line	$455.6 million
Cash and cash equivalents	$398.4 million
Unpledged securities	$71.1 million

Statements of Cash Flows. During both the three months ended March 31, 2014 and 2013, the Company had positive cash flows from operating activities and financing activities.  Cash flows from investing activities were positive for the three months ended March 31, 2014 and negative for the three months ended March 31, 2013.

Cash flows from operating activities for the periods covered by the Statements of Cash Flows have been primarily related to changes in accrued and deferred assets, credits and other liabilities, the provision for loan losses, depreciation, impairments of investment securities, gains on sales of investment securities and the amortization of deferred loan origination fees and discounts (premiums) on loans and investments, all of which are non-cash or non-operating adjustments to operating cash flows. Net income adjusted for non-cash and non-operating items and the origination and sale of loans held for sale were the primary source of cash flows from operating activities. Operating activities provided cash flows of $24.5 million and $11.7 million during the three months ended March 31, 2014 and 2013, respectively.

During the three months ended March 31, 2014 and 2013, respectively, investing activities provided cash of $38.1 million and used cash of $15.2 million primarily due to the net increase in loans for each of the three-month periods.  In the 2014 period, the Company received cash of $80.0 million related to the Boulevard Bank transaction.

Changes in cash flows from financing activities during the periods covered by the Statements of Cash Flows are due to changes in deposits after interest credited, changes in FHLBank advances, changes in short-term borrowings, and changes in structured repurchase agreements, as well as dividend payments to stockholders.  Financing activities provided cash of $107.8 million and $80.6 million during the three months ended March 31, 2014 and 2013, respectively. Financing activities in the future are expected to primarily include changes in deposits, changes in FHLBank advances, changes in short-term borrowings and dividend payments to stockholders.

Capital Resources

Management continuously reviews the capital position of the Company and the Bank to ensure compliance with minimum regulatory requirements, as well as to explore ways to increase capital either by retained earnings or other means.

At March 31, 2014, the Company's total stockholders' equity was $389.8 million, or 10.3% of total assets. At March 31, 2014, common stockholders' equity was $331.9 million, or 8.8% of total assets, equivalent to a book value of $24.24 per common share. Total stockholders’ equity at December 31, 2013, was $380.7 million, or 10.7%, of total assets. At December 31, 2013, common stockholders' equity was $322.8 million, or 9.1% of total assets, equivalent to a book value of $23.60 per common share.

At March 31, 2014, the Company’s tangible common equity to total assets ratio was 8.6%, compared to 8.9% at December 31, 2013. The Company’s tangible common equity to total risk-weighted assets ratio was 12.3% at both March 31, 2014 and December 31, 2013.

Banks are required to maintain minimum risk-based capital ratios. These ratios compare capital, as defined by the risk-based regulations, to assets adjusted for their relative risk as defined by the regulations. Guidelines require banks to have a minimum Tier 1 risk-based capital ratio, as defined, of 4.00%, a minimum total risk-based capital ratio of 8.00%, and a minimum 4.00% Tier 1 leverage ratio. To be considered "well capitalized," banks must have a minimum Tier 1 risk-based capital ratio, as defined, of 6.00%, a minimum total risk-based capital ratio of 10.00%, and a minimum Tier 1 leverage ratio of 5.00%. On March 31, 2014, the Bank's Tier 1 risk-based capital ratio was 13.8%, total risk-based capital ratio was 15.1% and the Tier 1 leverage ratio was 10.0%. As of March 31, 2014, the Bank was "well capitalized" as defined by the Federal banking agencies' capital-related regulations. The Federal Reserve Board has established capital regulations for bank holding companies that generally parallel the capital regulations for banks. On March 31, 2014, the Company's Tier 1 risk-based capital ratio was 15.5%, total risk-based capital ratio was 16.7% and the Tier 1 leverage ratio was 11.2%. As of March 31, 2014, the Company was "well capitalized" under the capital ratios described above.  These ratios are the current capital requirements.  As discussed above in “Effect of Federal Laws and Regulations”, the Company and the Bank will be subject to new capital requirements due to the changes from “Basel III”, for which the provisions become effective beginning January 1, 2015.

On August 18, 2011, the Company entered into a Small Business Lending Fund-Securities Purchase Agreement (“Purchase Agreement”) with the Secretary of the Treasury, pursuant to which the Company sold 57,943 shares of the Company’s Senior Non-Cumulative Perpetual Preferred Stock, Series A (the “SBLF Preferred Stock”), to the Secretary of the Treasury for a purchase price of $57,943,000.  The SBLF Preferred Stock was issued pursuant to Treasury’s SBLF program, a $30 billion fund established under the Small Business Jobs Act of 2010 that was created to encourage lending to small businesses by providing Tier 1 capital to qualified community banks and holding companies with assets of less than $10 billion.  As required by the Purchase Agreement, the proceeds from the sale of the SBLF Preferred Stock were used to redeem the 58,000 shares of preferred stock, previously issued to the Treasury pursuant to the TARP Capital Purchase Program, at a redemption price of $58.0 million plus the accrued dividends owed on the preferred shares.

The SBLF Preferred Stock qualifies as Tier 1 capital.  The holder of the SBLF Preferred Stock is entitled to receive non-cumulative dividends, payable quarterly, on each January 1, April 1, July 1 and October 1.  The dividend rate, as a percentage of the liquidation amount, can fluctuate between one percent (1%) and five percent (5%) per annum on a quarterly basis during the first 10 quarters during which the SBLF Preferred Stock is outstanding, based upon changes in the level of “Qualified Small Business Lending” or “QSBL” (as defined in the Purchase Agreement) by the Bank over the adjusted baseline level calculated under the terms of the SBLF Preferred Stock ($201.4 million).  Based upon the increase in the Bank’s level of QSBL over the adjusted baseline level, the dividend rate has been 1.0%.  For the tenth calendar quarter through four and one half years after issuance, the dividend rate will be fixed at between one percent (1%) and seven percent (7%) based upon the level of qualifying loans.  The Company has now reached the tenth calendar quarter and the dividend rate will be 1.0% until four and one half years after the issuance, which is March 2016.  After four and one half years from issuance, the dividend rate will increase to 9% (including a quarterly lending incentive fee of 0.5%).

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

Dividends. During the three months ended March 31, 2014, the Company declared a common stock cash dividend of $0.20 per share, or 32% of net income per diluted common share for that three month period, and paid a common stock cash dividend of $0.18 per share (which was declared in December 2013).  During the three months ended March 31, 2013, the Company declared a common stock cash dividend of $0.18 per share, or 30% of net income per diluted common share for that three month period, and paid a common stock cash dividend of $0.18 per share (which was declared in December 2012).  The Board of Directors meets regularly to consider the level and the timing of dividend payments.  The $0.20 per share dividend declared but unpaid as of March 31, 2014, was paid to stockholders on April 10, 2014.  In addition, the Company paid preferred dividends as described below.

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

Under the terms of the SBLF Preferred Stock, the Company may only declare and pay a dividend on the common stock or other stock junior to the SBLF Preferred Stock, or repurchase shares of any such class or series of stock, if, after payment of such dividend, or after giving effect to such repurchase, (i) the dollar amount of the Company’s Tier 1 Capital would be at least equal to the “Tier 1 Dividend Threshold” and (ii) full dividends on all outstanding shares of SBLF Preferred Stock for the most recently completed dividend period have been or are contemporaneously declared and paid.  As of March 31, 2014, we satisfied this condition.

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

Common Stock Repurchases and Issuances. The Company has been in various buy-back programs since May 1990. Our ability to repurchase common stock  is currently limited, but allowed, under the terms of the SBLF preferred stock as noted above, under “-Dividends” and was previously generally precluded due to our participation in the CPP beginning in December 2008.  During the three months ended March 31, 2014 and 2013, respectively, the Company did not repurchase any shares of its common stock.  During the three months ended March 31, 2014, the Company issued 17,886 shares of stock at an average price of $19.43 per share to cover stock option exercises.  During the three months ended March 31, 2013, the Company issued 16,511 shares of stock at an average price of $18.45 per share to cover stock option exercises.

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

Great Southern also announced that it will consider repurchasing its shares of common stock, from time to time in the open market or through privately negotiated transactions, pursuant to its existing repurchase plan.  There are 396,562 remaining shares authorized to be repurchased under this plan.

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

The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained despite fluctuations in prevailing interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time. The difference, or the interest rate repricing "gap," provides an indication of the extent to which an institution's interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities repricing during the same period, and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets during the same period. Generally, during a period of rising interest rates, a negative gap within shorter repricing periods would adversely affect net interest income, while a positive gap within shorter repricing periods would result in an increase in net interest income. During a period of falling interest rates, the opposite would be true. As of March 31, 2014, Great Southern's internal interest rate risk models indicate that, generally, rising interest rates are expected to have a positive impact on the Company’s net interest income, while declining interest rates would have a negative impact on net interest income.  We model various interest rate scenarios for rising and falling rates, including both parallel and non-parallel shifts in rates.  The results of our modeling indicate that net interest income is not likely to be materially affected either positively or negatively in the first twelve months following a rate change, regardless of any changes in interest rates, because our portfolios are relatively well matched in a twelve-month horizon.  The effects of interest rate changes, if any, are expected to be more impacting to net interest income in the 12 to 36 months following a rate change.  As the Federal Funds rate is now very low, the Company’s interest rate floors have been reached on most of its “prime rate” loans. As discussed under “-General-Net Interest Income and Interest Rate Risk Management,” at March 31, 2014 and December 31, 2013, there were $467 million and $502 million, respectively, of adjustable rate loans which were tied to a national prime rate of interest which had interest rate floors.  In addition, Great Southern has elected to leave its “Great Southern Prime Rate” at 5.00% for those loans that are indexed to “Great Southern Prime” rather than a national prime rate of interest. At March 31, 2014 and December 31, 2013, there were $231 million and $248 million, respectively, of loans indexed to “Great Southern Prime.”  While these interest rate floors and, to a lesser extent, the utilization of the “Great Southern Prime” rate have helped keep the rate on our loan portfolio higher in this very low interest rate environment, they will also reduce the positive effect to our loan rates when market interest rates, specifically the “prime rate,” begin to increase. The interest rate on these loans will not increase until the loan floors are reached. Also, a significant portion of our retail certificates of deposit mature in the next twelve months and we expect that they will be replaced with new certificates of deposit at somewhat lower interest rates.

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

ITEM 4. CONTROLS AND PROCEDURES

We maintain a system of disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) that is designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate. An evaluation of our disclosure controls and procedures was carried out as of March 31, 2014, under the supervision and with the participation of our principal executive officer, principal financial officer and several other members of our senior management. Our principal executive officer and principal financial officer concluded that, as of March 31, 2014, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the principal executive officer and principal financial officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There were no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) under the Act) that occurred during the quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

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

Great Southern also announced that it will consider repurchasing its shares of common stock, from time to time in the open market or through privately negotiated transactions, pursuant to its existing repurchase plan.

As indicated below, no shares were purchased during the three months ended March 31, 2014.

	Total Number of Shares Purchased	Average Price Per Share		Total Number of Shares Purchased As Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan(1)

January 1, 2014 – January 31, 2014	---	$	----	---	396,562
February 1, 2014 – February 28, 2014	---	$	----	---	396,562
March 1, 2014 – March 31, 2014	---	$	----	---	396,562
	---	$	----	---

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

Great Southern Bancorp, Inc.
Registrant
Date: May 9, 2014	/s/ Joseph W. Turner
Joseph W. Turner President and Chief Executive Officer (Principal Executive Officer)
Date: May 9, 2014	/s/ Rex A. Copeland
Rex A. Copeland Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

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

(iii)
The Purchase and Assumption Agreement, dated as of October 7, 2011, among Federal Deposit Insurance Corporation, Receiver of Sun Security Bank, Ellington, Missouri, Federal Deposit Insurance Corporation and Great Southern Bank, previously filed with the Commission (File no. 000-18082) as Exhibit 2.1(iii) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 is incorporated herein by reference as Exhibit 2(iii).

(iv)
The Purchase and Assumption Agreement, dated as of April 27, 2013, among Federal Deposit Insurance Corporation, Receiver of Inter Savings Bank, FSB, Maple Grove, Minnesota, Federal Deposit Insurance Corporation and Great Southern Bank, previously filed with the Commission (File no. 000-18082) as Exhibit 2.1(iv) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 is incorporated herein by reference as Exhibit 2(iv)

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

A description of the current salary and bonus arrangements for 2014 for the Registrant's named executive officers previously filed with the Commission as Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2013 is incorporated herein by reference as Exhibit 10.7.

A description of the current fee arrangements for the Registrant's directors previously filed with the Commission as Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2013 is incorporated herein by reference as Exhibit 10.8.

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

None.

(101)
Attached as Exhibit 101 are the following financial statements from the Great Southern Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated statements of financial condition, (ii) consolidated statements of income, (iii) consolidated statements of cash flows and (iv) the notes to consolidated financial statements.