Form 10-Q
period 2014-06-30
GREAT SOUTHERN BANCORP INC
filed 2014-08-11
CIK 854560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES ACT OF 1934

For the Quarterly Period ended June 30, 2014

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
Yes /  /   No /X/

The number of shares outstanding of each of the registrant's classes of common stock: 13,689,550 shares of common stock, par value $.01, outstanding at August 7, 2014.

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except number of shares)

	JUNE 30,	DECEMBER 31,
	2014	2013
	(Unaudited)
ASSETS
Cash	$130,760	$96,167
Interest-bearing deposits in other financial institutions	69,838	131,758
Federal funds sold	22,628	—
Cash and cash equivalents	223,226	227,925
Available-for-sale securities	569,030	555,281
Held-to-maturity securities (fair value $504 – June 2014;
$912 - December 2013)	450	805
Mortgage loans held for sale	9,605	7,239
Loans receivable, net of allowance for loan losses of
$38,082 – June 2014; $40,116 - December 2013	2,790,774	2,439,530
FDIC indemnification asset	58,352	72,705
Interest receivable	11,685	11,408
Prepaid expenses and other assets	68,466	72,904
Other real estate owned, net	46,226	53,514
Premises and equipment, net	118,649	104,534
Goodwill and other intangible assets	8,385	4,583
Investment in Federal Home Loan Bank stock	8,054	9,822
Total Assets	$3,912,902	$3,560,250

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$3,201,728	$2,808,626
Federal Home Loan Bank advances	91,686	126,757
Securities sold under reverse repurchase agreements with customers	157,683	134,981
Short-term borrowings	1,158	1,128
Structured repurchase agreements	—	50,000
Subordinated debentures issued to capital trusts	30,929	30,929
Accrued interest payable	1,096	1,099
Advances from borrowers for taxes and insurance	7,026	3,721
Accounts payable and accrued expenses	16,230	18,502
Current and deferred income tax liability	5,815	3,809
Total Liabilities	3,513,351	3,179,552
Stockholders' Equity:
Capital stock
Serial preferred stock – $.01 par value; authorized 1,000,000 shares; issued and outstanding June 2014 and December 2013 - 57,943 shares, $1,000 liquidation amount	57,943	57,943
Common stock, $.01 par value; authorized 20,000,000 shares; issued and outstanding June 2014 – 13,684,680 shares;
December 2013 - 13,673,709 shares	137	137
Additional paid-in capital	20,093	19,567
Retained earnings	314,503	300,589
Accumulated other comprehensive income	6,875	2,462
Total Stockholders' Equity	399,551	380,698
Total Liabilities and Stockholders' Equity	$3,912,902	$3,560,250
See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
	THREE MONTHS ENDED JUNE 30,
	2014	2013
		Retrospectively Adjusted – Note 3
INTEREST INCOME	(Unaudited)
Loans	$41,412	$39,362
Investment securities and other	2,972	4,119
TOTAL INTEREST INCOME	44,384	43,481
INTEREST EXPENSE
Deposits	2,752	3,263
Federal Home Loan Bank advances	1,010	989
Short-term borrowings and repurchase agreements	512	588
Subordinated debentures issued to capital trusts	139	140
TOTAL INTEREST EXPENSE	4,413	4,980
NET INTEREST INCOME	39,971	38,501
PROVISION FOR LOAN LOSSES	1,462	3,671
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	38,509	34,830

NON-INTEREST INCOME
Commissions	344	350
Service charges and ATM fees	4,728	4,644
Net realized gains on sales of loans	608	1,628
Net realized gains on sales of available-for-sale securities	569	97
Late charges and fees on loans	265	201
Gain (loss) on derivative interest rate products	(130)	347
Initial gain recognized on business acquisition	10,805	—
Accretion (amortization) of income/expense related to business acquisitions	(7,210)	(5,694)
Other income	652	754
TOTAL NON-INTEREST INCOME	10,631	2,327

NON-INTEREST EXPENSE
Salaries and employee benefits	13,470	13,078
Net occupancy and equipment expense	5,210	5,100
Postage	844	871
Insurance	953	957
Advertising	438	691
Office supplies and printing	367	323
Telephone	681	803
Legal, audit and other professional fees	908	948
Expense on foreclosed assets	1,342	1,355
Partnership tax credit investment amortization	427	632
Other operating expenses	9,759	1,954
TOTAL NON-INTEREST EXPENSE	34,399	26,712

INCOME BEFORE INCOME TAXES	14,741	10,445

PROVISION FOR INCOME TAXES	3,687	2,221

NET INCOME	11,054	8,224

Preferred stock dividends	145	145
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$10,909	$8,079

	THREE MONTHS ENDED JUNE 30,
	2014	2013
BASIC EARNINGS PER COMMON SHARE	$0.80	$0.59
DILUTED EARNINGS PER COMMON SHARE	$0.79	$0.59
DIVIDENDS DECLARED PER COMMON SHARE	$0.20	$0.18
See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	SIX MONTHS ENDED JUNE 30,
	2014	2013
		Retrospectively Adjusted – Note 3
INTEREST INCOME	(Unaudited)
Loans	$80,721	$82,140
Investment securities and other	5,958	8,697
TOTAL INTEREST INCOME	86,679	90,837
INTEREST EXPENSE
Deposits	5,413	6,789
Federal Home Loan Bank advances	1,984	1,963
Short-term borrowings and repurchase agreements	1,069	1,170
Subordinated debentures issued to capital trusts	275	281
TOTAL INTEREST EXPENSE	8,741	10,203
NET INTEREST INCOME	77,938	80,634
PROVISION FOR LOAN LOSSES	3,154	11,896
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	74,784	68,738

NON-INTEREST INCOME
Commissions	626	678
Service charges and ATM fees	8,896	9,071
Net realized gains on sales of loans	1,157	3,057
Net realized gains on sales of available-for-sale securities	642	131
Late charges and fees on loans	579	501
Gain (loss) on derivative interest rate products	(233)	408
Initial gain recognized on business acquisition	10,805	—
Accretion (amortization) of income/expense related to business acquisitions	(13,598)	(11,561)
Other income	2,681	2,965
TOTAL NON-INTEREST INCOME	11,555	5,250

NON-INTEREST EXPENSE
Salaries and employee benefits	26,487	26,300
Net occupancy and equipment expense	10,614	10,235
Postage	1,637	1,664
Insurance	1,879	2,121
Advertising	1,169	1,166
Office supplies and printing	657	629
Telephone	1,417	1,490
Legal, audit and other professional fees	1,841	1,750
Expense on foreclosed assets	2,192	2,410
Partnership tax credit investment amortization	880	995
Other operating expenses	11,520	3,873
TOTAL NON-INTEREST EXPENSE	60,293	52,633

INCOME BEFORE INCOME TAXES	26,046	21,355

PROVISION FOR INCOME TAXES	6,174	4,737

NET INCOME	19,872	16,618

Preferred stock dividends	290	290
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$19,582	$16,328

	SIX MONTHS ENDED JUNE 30,
	2014	2013
BASIC EARNINGS PER COMMON SHARE	$1.43	$1.20
DILUTED EARNINGS PER COMMON SHARE	$1.42	$1.19
DIVIDENDS DECLARED PER COMMON SHARE	$0.40	$0.36
See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	THREE MONTHS ENDED JUNE 30,
	2014	2013
	(Unaudited)
Net Income	$11,054	$8,224

Unrealized appreciation (depreciation) on available-for-sale securities, net
of taxes (credit) of $1,145 and $(3,979), for 2014 and 2013, respectively	2,126	(7,389)

Non-credit component of unrealized gain (loss) on available-for-sale debt securities for which a portion of an other-than-temporary impairment has been recognized, net of taxes (credit) of $0 and $1, for
2014 and 2013, respectively	—	1

Reclassification adjustment for gains included in net income,
net of taxes of $(199) and $(34), for 2014 and 2013, respectively	(370)	(63)

Change in fair value of cash flow hedge, net of taxes (credit) of $(54)
and $0, for 2014 and 2013, respectively	(101)	—

Comprehensive Income	$12,709	$773

	SIX MONTHS ENDED JUNE 30,
	2014	2013
	(Unaudited)
Net Income	$19,872	$16,618

Unrealized appreciation (depreciation) on available-for-sale securities, net of
taxes (credit) of $2,678 and $(4,051), for 2014 and 2013, respectively	4,973	(7,524)

Non-credit component of unrealized gain (loss) on available-for-sale debt securities for which a portion of an other-than-temporary impairment has been recognized, net of taxes (credit) of $0 and $(20), for
2014 and 2013, respectively	—	(37)

Reclassification adjustment for gains included in net income,
net of taxes of $(225) and $(46), for 2014 and 2013, respectively	(417)	(85)

Change in fair value of cash flow hedge, net of taxes (credit) of $(77)
and $0, for 2014 and 2013, respectively	(143)	—

Comprehensive Income	$24,285	$8,972

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	SIX MONTHS ENDED JUNE 30,
	2014	2013
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$19,872	$16,618
Proceeds from sales of loans held for sale	47,922	125,536
Originations of loans held for sale	(49,089)	(126,003)
Items not requiring (providing) cash:
Depreciation	4,220	3,935
Amortization of other assets	1,525	3,536
Compensation expense for stock option grants	273	221
Provision for loan losses	3,154	11,896
Net gains on loan sales	(1,157)	(3,057)
Net gains on sale or impairment of available-for-sale investment securities	(642)	(131)
Net gains on sale of premises and equipment	(41)	(17)
Loss on sale of foreclosed assets	790	1,552
Initial gain recognized on business acquisition	(10,805)	—
Amortization of deferred income, premiums, discounts
and fair value adjustments	11,605	14,659
(Gain) loss on derivative interest rate products	233	(408)
Deferred income taxes	(371)	(5,101)
Changes in:
Interest receivable	761	418
Prepaid expenses and other assets	(288)	(3,960)
Accounts payable and accrued expenses	(3,492)	2,550
Income taxes refundable/payable	—	(7,130)
Net cash provided by operating activities	24,470	35,114
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(143,068)	(23,202)
Purchase of loans	(39,926)	—
Cash received from acquisitions	189,437	—
Cash received from FDIC loss sharing reimbursements	5,894	16,092
Purchase of premises and equipment	(7,170)	(5,748)
Proceeds from sale of premises and equipment	197	1,204
Proceeds from sale of foreclosed assets	12,362	19,331
Capitalized costs on foreclosed assets	(40)	(174)
Proceeds from sales of available-for-sale investment securities	41,312	3,932
Proceeds from maturing investment securities	110	—
Proceeds from called investment securities	4,535	4,160
Principal reductions on mortgage-backed securities	53,996	126,294
Purchase of available-for-sale securities	(19,914)	(87,487)
Redemption (purchase) of Federal Home Loan Bank stock	1,768	(279)
Net cash provided by investing activities	99,493	54,123
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in certificates of deposit	(102,932)	(165,345)
Net increase in checking and savings deposits	37,138	26,925
Proceeds from Federal Home Loan Bank advances	245,000	1,980
Repayments of Federal Home Loan Bank advances	(277,284)	(145)
Net increase in short-term borrowings	22,165	16,516
Repayments of structured repurchase agreements	(50,000)	—
Advances from borrowers for taxes and insurance	2,677	2,248
Dividends paid	(5,490)	(2,763)
Purchase of company stock	(481)	—
Stock options exercised	545	516
Net cash used in financing activities	(128,662)	(120,068)
DECREASE IN CASH AND CASH EQUIVALENTS	(4,699)	(30,831)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	227,925	404,141
CASH AND CASH EQUIVALENTS, END OF PERIOD	$223,226	$373,310

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Great Southern Bancorp, Inc. (the "Company" or "Great Southern") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The financial statements presented herein reflect all adjustments which are, in the opinion of management, necessary to fairly present the financial condition, results of operations and cash flows of the Company for the periods presented. Those adjustments consist only of normal recurring adjustments. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the full year. The consolidated statement of financial condition of the Company as of December 31, 2013, has been derived from the audited consolidated statement of financial condition of the Company as of that date.   Certain prior period amounts have been reclassified to conform to the current period presentation.  These reclassifications had no effect on net income.

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

NOTE 3: RECENT ACCOUNTING PRONOUNCEMENTS

In January 2014, the FASB issued ASU No. 2014-01 to amend FASB ASC Topic 323, Investments – Equity Method and Joint Ventures.  The objective of this Update is to provide guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit.  The amendments in the Update permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met.  Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit).  The Update would be effective for the Company beginning January 1, 2015; however, early adoption was permitted.  The Company elected to adopt this Update early, adopting it during the three months ended March 31, 2014.  There was no material impact on the Company’s financial position or results of operations, except that the investment amortization expense which was previously included in Other Noninterest Expense in the Consolidated Statements of Income was moved from Other Noninterest Expense to Provision for Income Taxes in the Consolidated Statements of Income.  For the three months ended June 30, 2013, $905,000 was moved from Other Noninterest Expense to Provision for Income Taxes.  For the six months ended June 30, 2013, $1.9 million was moved from Other Noninterest Expense to Provision for Income Taxes.  This had the effect of reducing Noninterest Expense and increasing Provision for Income Taxes, but did not have any impact on Net Income.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 660): Summary and Amendments that Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs—Contracts with Customers (Subtopic 340-40). The guidance in this update supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the industry topics of the codification. For public companies, this update will be effective for interim and annual periods beginning after December 15, 2016 and early application is not permitted. The Company is currently assessing the impact that this guidance will have on its consolidated financial statements, but does not expect the guidance to have a material impact on the Company's financial position or results of operations.

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

NOTE 5: EARNINGS PER SHARE
	Three Months Ended June 30,
	2014	2013
	(In Thousands, Except Per Share Data)
Basic:
Average shares outstanding	13,685	13,619
Net income available to common stockholders	$10,909	$8,079
Per share amount	$0.80	$0.59

Diluted:
Average shares outstanding	13,685	13,619
Net effect of dilutive stock options and warrants – based on the treasury
stock method using average market price	95	62
Diluted shares	13,780	13,681
Net income available to common stockholders	$10,909	$8,079
Per share amount	$0.79	$0.59

	Six Months Ended June 30,
	2014	2013
	(In Thousands, Except Per Share Data)
Basic:
Average shares outstanding	13,685	13,618
Net income available to common stockholders	$19,582	$16,328
Per share amount	$1.43	$1.20

Diluted:
Average shares outstanding	13,685	13,618
Net effect of dilutive stock options and warrants – based on the treasury
stock method using average market price	95	62
Diluted shares	13,780	13,680
Net income available to common stockholders	$19,582	$16,328
Per share amount	$1.42	$1.19

Options to purchase 182,275 and 341,950 shares of common stock were outstanding at June 30, 2014 and 2013, respectively, but were not included in the computation of diluted earnings per share for each of the three month and six month periods because the options’ exercise prices were greater than the average market prices of the common shares for the three and six months ended June 30, 2014 and 2013, respectively.

NOTE 6: INVESTMENT SECURITIES

	June 30, 2014
		Gross	Gross		Tax
	Amortized	Unrealized	Unrealized	Fair	Equivalent
	Cost	Gains	Losses	Value	Yield
	(In Thousands)

AVAILABLE-FOR-SALE SECURITIES:
U.S. government agencies	$20,000	$—	$1,179	$18,821	2.00%
Mortgage-backed securities	373,667	5,457	1,281	377,843	1.86
Collateralized mortgage obligations	39,746	6	2	39,750	2.72
States and political subdivisions	123,922	6,020	296	129,646	5.38
Equity securities	847	2,123	—	2,970	—
	$558,182	$13,606	$2,758	$569,030	2.70%

HELD-TO-MATURITY SECURITIES:
States and political subdivisions	$450	$54	$—	$504	7.37%

	December 31, 2013
		Gross	Gross		Tax
	Amortized	Unrealized	Unrealized	Fair	Equivalent
	Cost	Gains	Losses	Value	Yield
	(In Thousands)

AVAILABLE-FOR-SALE SECURITIES:
U.S. government agencies	$20,000	$—	$2,745	$17,255	2.00%
Mortgage-backed securities	365,020	4,824	2,266	367,578	2.04
Small Business Administration
loan pools	43,461	1,394	—	44,855	1.34
States and political subdivisions	122,113	2,549	1,938	122,724	5.47
Equity securities	847	2,022	—	2,869	—
	$551,441	$10,789	$6,949	$555,281	2.74%

HELD-TO-MATURITY SECURITIES:
States and political subdivisions	$805	$107	$—	$912	7.37%

The amortized cost and fair value of available-for-sale securities at June 30, 2014, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In Thousands)

One year or less	$110	$112
After one through five years	1,164	1,167
After five through ten years	8,233	8,550
After ten years	134,415	138,638
Securities not due on a single maturity date	413,413	417,593
Equity securities	847	2,970

	$558,182	$569,030

The held-to-maturity securities at June 30, 2014, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In Thousands)

After one through five years	$450	$504

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at June 30, 2014 and December 31, 2013, respectively, was approximately $187.0 million and $237.6 million, which is approximately 32.9% and 42.7% of the Company’s available-for-sale and held-to-maturity investment portfolio, respectively.

Based on an evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these debt securities are temporary at June 30, 2014.

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2014 and December 31, 2013:

	June 30, 2014
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)

U.S. government agencies	$—	$—	$20,000	$(1,179)	$20,000	$(1,179)
Mortgage-backed securities	41,280	(192)	83,180	(1,089)	124,460	(1,281)
Collateralized mortgage
obligations	22,091	(2)	—	—	22,091	(2)
State and political
subdivisions	3,594	(16)	16,834	(280)	20,428	(296)
	$66,965	$(210)	$120,014	$(2,548)	$186,979	$(2,758)

	December 31, 2013
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)

U.S. government agencies	$20,000	$(2,745)	$—	$—	$20,000	$(2,745)
Mortgage-backed securities	127,901	(1,871)	39,255	(395)	167,156	(2,266)
State and political
subdivisions	50,401	(1,938)	—	—	50,401	(1,938)
	$198,302	$(6,554)	$39,255	$(395)	$237,557	$(6,949)

Gross gains of $569,000 and $642,000 and gross losses of $-0- and $-0- resulting from sales of available-for-sale securities were realized for the three and six months ended June 30, 2014.  Gross gains of $117,000 and $151,000 and gross losses of $20,000 and $20,000 resulting from sales of available-for-sale securities were realized for the three and six months ended June 30, 2013.  Gains and losses on sales of securities are determined on the specific-identification method.

At June 30, 2014, investment securities included $88.5 million of securities acquired in the Valley Bank transaction.  These securities were comprised of $39.8 million of government agency collateralized mortgage obligations, $47.8 million of government agency mortgage-backed securities and $978,000 of securities issued by states and political subdivisions.  The Company sold these securities in July 2014 and recorded a gain of approximately $175,000.  See Note 16 FDIC-Assisted Acquisition for further information on the Valley acquisition.

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

During the three and six months ended June 30, 2014, no securities were determined to have impairment that was other than temporary.

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

Accumulated
Credit Losses
(In Thousands)
Credit losses on debt securities held
April 1, 2014	$—
Additions related to other-than-temporary losses not previously recognized	—
Additions related to increases in credit losses on debt securities for which
other-than-temporary impairment losses were previously recognized	—
Reductions due to final principal payments	—

June 30, 2014	$—

Accumulated
Credit Losses
(In Thousands)
Credit losses on debt securities held
April 1, 2013	$4,176
Additions related to other-than-temporary losses not previously recognized	—
Additions related to increases in credit losses on debt securities for which
other-than-temporary impairment losses were previously recognized	—
Reductions due to final principal payments	(4,176)

June 30, 2013	$—

Accumulated
Credit Losses
(In Thousands)
Credit losses on debt securities held
January 1, 2014	$—
Additions related to other-than-temporary losses not previously recognized	—
Additions related to increases in credit losses on debt securities for which
other-than-temporary impairment losses were previously recognized	—
Reductions due to final principal payments	—

June 30, 2014	$—

Accumulated
Credit Losses
(In Thousands)
Credit losses on debt securities held
January 1, 2013	$4,176
Additions related to other-than-temporary losses not previously recognized	—
Additions related to increases in credit losses on debt securities for which
other-than-temporary impairment losses were previously recognized	—
Reductions due to final principal payments	(4,176)

June 30, 2013	$—

Amounts Reclassified Out of Accumulated Other Comprehensive Income.  Amounts reclassified from accumulated other comprehensive income and the affected line items in the statements of income during the three and six months ended June 30, 2014 and 2013, were as follows:

	Amounts Reclassified from Other Comprehensive Income Three Months Ended June 30,
	2014	2013	Affected Line Item in the Statements of Income
	(In Thousands)

Unrealized gains (losses) on available-			Net realized gains on available-
for-sale securities	$569	$97	for-sale securities
			(Total reclassified amount before tax)
Income Taxes	(199)	(34)	Provision for income taxes
Total reclassifications out of accumulated
other comprehensive income	$370	$63

	Amounts Reclassified from Other Comprehensive Income Six Months Ended June 30,
	2014	2013	Affected Line Item in the Statements of Income
	(In Thousands)

Unrealized gains (losses) on available-			Net realized gains on available-
for-sale securities	$642	$131	for-sale securities
			(Total reclassified amount before tax)
Income Taxes	(225)	(46)	Provision for income taxes
Total reclassifications out of accumulated
other comprehensive income	$417	$85

NOTE 7: LOANS AND ALLOWANCE FOR LOAN LOSSES

	June 30,	December 31,
	2014	2013
	(In Thousands)

One- to four-family residential construction	$39,505	$34,662
Subdivision construction	36,627	40,409
Land development	63,437	57,841
Commercial construction	270,517	184,019
Owner occupied one- to four-family residential	95,806	89,133
Non-owner occupied one- to four-family residential	142,404	145,908
Commercial real estate	844,893	780,690
Other residential	342,969	325,599
Commercial business	330,608	315,269
Industrial revenue bonds	44,364	42,230
Consumer auto	206,135	134,717
Consumer other	79,913	82,260
Home equity lines of credit	59,684	58,283
FDIC-supported loans, net of discounts (TeamBank)	16,886	49,862
Acquired non-covered loans, net of discounts (TeamBank)	28,060	—
FDIC-supported loans, net of discounts (Vantus Bank)	49,661	57,920
FDIC-supported loans, net of discounts (Sun Security Bank)	58,400	64,843
FDIC-supported loans, net of discounts (InterBank)	210,334	213,539
Acquired loans not covered by FDIC loss sharing agreements, net of
discounts (Valley Bank) (“acquired non-covered loans”)	159,696	—
	3,079,899	2,677,184
Undisbursed portion of loans in process	(247,471)	(194,544)
Allowance for loan losses	(38,082)	(40,116)
Deferred loan fees and gains, net	(3,572)	(2,994)
	$2,790,774	$2,439,530

Weighted average interest rate	4.86%	5.10%

Classes of loans by aging were as follows:
	June 30, 2014
							Total Loans
			Past Due				> 90 Days
	30-59 Days	60-89 Days	90 Days	Total Past		Total Loans	Past Due and
	Past Due	Past Due	or More	Due	Current	Receivable	Still Accruing
	(In Thousands)
One- to four-family
residential construction	$—	$—	$—	$—	$39,505	$39,505	$—
Subdivision construction	—	—	304	304	36,323	36,627	—
Land development	1,017	—	303	1,320	62,117	63,437	—
Commercial construction	—	—	—	—	270,517	270,517	—
Owner occupied one- to four-
family residential	179	160	2,370	2,709	93,097	95,806	194
Non-owner occupied one- to
four-family residential	45	289	543	877	141,527	142,404	—
Commercial real estate	1,278	489	7,030	8,797	836,096	844,893	—
Other residential	—	—	—	—	342,969	342,969	—
Commercial business	184	225	214	623	329,985	330,608	—
Industrial revenue bonds	—	—	1,827	1,827	42,537	44,364	—
Consumer auto	1,105	186	151	1,442	204,693	206,135	—
Consumer other	1,655	197	581	2,433	77,480	79,913	142
Home equity lines of credit	177	84	339	600	59,084	59,684	—
FDIC-supported loans, net of
discounts (TeamBank)	120	8	421	549	16,337	16,886	—
Acquired non-covered loans, net
of discounts (TeamBank)	—	—	63	63	27,997	28,060	—
FDIC-supported loans, net of
discounts (Vantus Bank)	100	75	1,883	2,058	47,603	49,661	—
FDIC-supported loans,
net of discounts
(Sun Security Bank)	603	467	3,625	4,695	53,705	58,400	—
FDIC-supported loans,
net of discounts
(InterBank)	426	1,433	14,617	16,476	193,858	210,334	—
Acquired non-covered loans,
net of discounts
(Valley Bank)	5,807	2,607	7,254	15,668	144,028	159,696	331
	12,696	6,220	41,525	60,441	3,019,458	3,079,899	667
Less FDIC-supported loans,
and acquired non-covered
loans, net of discounts	7,056	4,590	27,863	39,509	483,528	523,037	331

Total	$5,640	$1,630	$13,662	$20,932	$2,535,930	$2,556,862	$336

	December 31, 2013
							Total Loans
			Past Due				> 90 Days
	30-59 Days	60-89 Days	90 Days	Total Past		Total Loans	Past Due and
	Past Due	Past Due	or More	Due	Current	Receivable	Still Accruing
	(In Thousands)
One- to four-family
residential construction	$—	$—	$—	$—	$34,662	$34,662	$—
Subdivision construction	—	—	871	871	39,538	40,409	—
Land development	145	38	338	521	57,320	57,841	—
Commercial construction	—	—	—	—	184,019	184,019	—
Owner occupied one- to four-
family residential	1,233	344	3,014	4,591	84,542	89,133	211
Non-owner occupied one- to
four-family residential	1,562	171	843	2,576	143,332	145,908	140
Commercial real estate	2,856	131	6,205	9,192	771,498	780,690	—
Other residential	—	—	—	—	325,599	325,599	—
Commercial business	17	19	5,208	5,244	310,025	315,269	—
Industrial revenue bonds	—	—	2,023	2,023	40,207	42,230	—
Consumer auto	955	127	168	1,250	133,467	134,717	—
Consumer other	1,258	333	732	2,323	79,937	82,260	257
Home equity lines of credit	168	16	504	688	57,595	58,283	—
FDIC-supported loans, net of
discounts (TeamBank)	414	130	1,396	1,940	47,922	49,862	6
FDIC-supported loans, net of
discounts (Vantus Bank)	675	31	2,356	3,062	54,858	57,920	42
FDIC-supported loans,
net of discounts
(Sun Security Bank)	510	121	4,241	4,872	59,971	64,843	147
FDIC-supported loans, net of
discounts (InterBank)	6,024	1,567	16,768	24,359	189,180	213,539	20
	15,817	3,028	44,667	63,512	2,613,672	2,677,184	823
Less FDIC-supported loans,
net of discounts	7,623	1,849	24,761	34,233	351,931	386,164	215

Total	$8,194	$1,179	$19,906	$29,279	$2,261,741	$2,291,020	$608
Nonaccruing loans (excluding FDIC-supported loans, net of discount and acquired non-covered loans, net of discount) are summarized as follows:

	June 30,	December 31,
	2014	2013
	(In Thousands)

One- to four-family residential construction	$—	$—
Subdivision construction	304	871
Land development	303	338
Commercial construction	—	—
Owner occupied one- to four-family residential	2,176	2,803
Non-owner occupied one- to four-family residential	543	703
Commercial real estate	7,030	6,205
Other residential	—	—
Commercial business	2,041	5,208
Industrial revenue bonds	—	2,023
Consumer auto	151	168
Consumer other	439	475
Home equity lines of credit	339	504

Total	$13,326	$19,298

The following table presents the activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2014.  Also presented is the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of June 30, 2014:

	One- to Four-
	Family
	Residential and	Other	Commercial	Commercial	Commercial
	Construction	Residential	Real Estate	Construction	Business	Consumer	Total
	(In Thousands)
Allowance for loan losses
Balance April 1, 2014	$4,638	$1,998	$18,443	$7,071	$2,341	$3,784	$38,275
Provision (benefit) charged to expense	915	(281)	(1,629)	1,110	979	368	1,462
Losses charged off	(505)	(2)	(338)	(95)	(738)	(764)	(2,442)
Recoveries	25	8	—	163	—	591	787
Balance June 30, 2014	$5,073	$1,723	$16,476	$8,249	$2,582	$3,979	$38,082

Balance January 1, 2014	$6,235	$2,678	$16,939	$4,464	$6,451	$3,349	$40,116
Provision (benefit) charged to expense	367	(968)	(134)	3,693	(1,182)	1,378	3,154
Losses charged off	(1,697)	(2)	(719)	(130)	(2,687)	(1,784)	(7,019)
Recoveries	168	15	390	222	—	1,036	1,831
Balance June 30, 2014	$5,073	$1,723	$16,476	$8,249	$2,582	$3,979	$38,082

Ending balance:
Individually evaluated for
impairment	$1,623	$—	$1,507	$1,531	$606	$231	$5,498
Collectively evaluated for
impairment	$3,450	$1,703	$14,625	$6,700	$1,966	$3,708	$32,152
Loans acquired and
accounted for under ASC 310-30	$—	$20	$344	$18	$10	$40	$432

Loans
Individually evaluated for
impairment	$11,560	$10,586	$30,744	$7,600	$5,834	$1,361	$67,685
Collectively evaluated for
impairment	$302,782	$332,383	$814,149	$326,354	$369,138	$344,371	$2,489,177
Loans acquired and
accounted for under ASC 310-30	$257,756	$61,905	$113,316	$19,819	$21,862	$48,379	$523,037

The following table presents the activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2013:
	One- to Four-
	Family
	Residential and	Other	Commercial	Commercial	Commercial
	Construction	Residential	Real Estate	Construction	Business	Consumer	Total
	(In Thousands)
Allowance for loan losses
Balance April 1, 2013	$5,575	$4,482	$16,812	$5,130	$5,838	$2,711	$40,548
Provision (benefit) charged to expense	864	(329)	1,671	882	135	448	3,671
Losses charged off	(322)	(791)	(2,187)	(276)	(352)	(752)	(4,680)
Recoveries	8	11	123	53	43	408	646
Balance June 30, 2013	$6,125	$3,373	$16,419	$5,789	$5,664	$2,815	$40,185

Balance January 1, 2013	$6,822	$4,327	$17,441	$3,938	$5,096	$3,025	$40,649
Provision (benefit) charged to expense	526	1,702	5,262	2,122	1,870	414	11,896
Losses charged off	(1,240)	(2,686)	(6,530)	(329)	(1,370)	(1,669)	(13,824)
Recoveries	17	30	246	58	68	1,045	1,464
Balance June 30, 2013	$6,125	$3,373	$16,419	$5,789	$5,664	$2,815	$40,185

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

Impaired loans (excluding FDIC-supported loans, net of discount and acquired non-covered loans, net of discount), are summarized as follows:

	June 30, 2014
		Unpaid
	Recorded	Principal	Specific
	Balance	Balance	Allowance
	(In Thousands)

One- to four-family residential construction	$170	$170	$—
Subdivision construction	1,707	1,783	585
Land development	7,600	8,024	1,531
Commercial construction	—	—	—
Owner occupied one- to four-family residential	5,149	5,490	581
Non-owner occupied one- to four-family residential	4,534	4,680	457
Commercial real estate	30,744	33,200	1,507
Other residential	10,586	10,586	—
Commercial business	2,183	2,203	606
Industrial revenue bonds	3,651	4,585	—
Consumer auto	187	215	28
Consumer other	738	856	111
Home equity lines of credit	436	460	92

Total	$67,685	$72,252	$5,498

	Three Months Ended		Six Months Ended
	June 30, 2014		June 30, 2014
	Average		Average
	Investment	Interest	Investment	Interest
	in Impaired	Income	in Impaired	Income
	Loans	Recognized	Loans	Recognized
	(In Thousands)

One- to four-family residential construction	$57	$3	$28	$3
Subdivision construction	2,310	8	2,720	30
Land development	10,937	42	11,779	143
Commercial construction	—	—	—	—
Owner occupied one- to four-family residential	5,101	60	5,318	112
Non-owner occupied one- to four-family residential	4,140	69	3,930	110
Commercial real estate	29,958	360	30,541	690
Other residential	10,734	120	10,845	210
Commercial business	1,847	47	2,904	68
Industrial revenue bonds	2,933	303	2,815	303
Consumer auto	160	5	166	7
Consumer other	714	24	696	42
Home equity lines of credit	441	—	484	14

Total	$69,332	$1,041	$72,226	$1,732

	At or for the Year Ended December 31, 2013
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
	(In Thousands)
One- to four-family residential construction	$—	$—	$—	$36	$—
Subdivision construction	3,502	3,531	1,659	3,315	163
Land development	12,628	13,042	473	13,389	560
Commercial construction	—	—	—	—	—
Owner occupied one- to four-family residential	5,802	6,117	593	5,101	251
Non-owner occupied one- to four-family residential	3,751	4,003	249	4,797	195
Commercial real estate	31,591	34,032	90	42,242	1,632
Other residential	10,983	10,983	—	13,837	434
Commercial business	6,057	6,077	4,162	6,821	179
Industrial revenue bonds	2,698	2,778	—	2,700	27
Consumer auto	216	231	32	145	16
Consumer other	604	700	91	630	63
Home equity lines of credit	569	706	95	391	38

Total	$78,401	$82,200	$7,444	$93,404	$3,558

	June 30, 2013
		Unpaid
	Recorded	Principal	Specific
	Balance	Balance	Allowance
	(In Thousands)

One- to four-family residential construction	$286	$286	$—
Subdivision construction	4,683	4,687	729
Land development	15,610	16,010	1,135
Commercial construction	—	—	—
Owner occupied one- to four-family residential	4,612	4,962	408
Non-owner occupied one- to four-family residential	5,629	5,778	905
Commercial real estate	41,102	43,490	2,420
Other residential	11,597	11,598	265
Commercial business	7,309	8,795	3,373
Industrial revenue bonds	2,698	2,778	—
Consumer auto	99	115	15
Consumer other	639	721	95
Home equity lines of credit	266	278	50

Total	$94,530	$99,498	$9,395

	Three Months Ended		Six Months Ended
	June 30, 2013		June 30, 2013
	Average		Average
	Investment	Interest	Investment	Interest
	in Impaired	Income	in Impaired	Income
	Loans	Recognized	Loans	Recognized
	(In Thousands)

One- to four-family residential construction	$95	$5	$48	$5
Subdivision construction	3,087	76	2,778	106
Land development	12,495	240	11,752	366
Commercial construction	—	—	—	—
Owner occupied one- to four-family residential	4,704	63	4,831	116
Non-owner occupied one- to four-family residential	4,662	100	5,251	161
Commercial real estate	46,102	364	46,164	740
Other residential	14,836	113	16,620	217
Commercial business	7,528	16	7,473	75
Industrial revenue bonds	2,702	14	2,703	14
Consumer auto	105	2	119	4
Consumer other	648	21	662	32
Home equity lines of credit	278	2	308	10

Total	$97,242	$1,016	$98,709	$1,846

At June 30, 2014, $24.5 million of impaired loans had specific valuation allowances totaling $5.5 million.  At December 31, 2013, $18.0 million of impaired loans had specific valuation allowances totaling $7.4 million.

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

The following tables present newly restructured loans during the three and six months ended June 30, 2014 by type of modification:

	Three Months Ended June 30, 2014
				Total
	Interest Only	Term	Combination	Modification
	(In Thousands)

Mortgage loans on real estate:
One -to four- family residential	$—	$338	$—	$338
Commercial real estate	—	1,407	—	1,407
Commercial business	—	750	—	750
Industrial revenue bonds	—	1,150	—	1,150
Consumer	—	1	—	1

	$—	$3,646	$—	$3,646

	Six Months Ended June 30, 2014
				Total
	Interest Only	Term	Combination	Modification
	(In Thousands)

Mortgage loans on real estate:
Subdivision construction	$—	$250	$—	$250
One -to four- family residential	—	386	—	386
Commercial real estate	506	1,929	—	2,435
Commercial business	—	1,638	—	1,638
Industrial revenue bonds	—	1,150	—	1,150
Consumer	—	53	—	53

	$506	$5,406	$—	$5,912

At June 30, 2014, the Company had $54.3 million of loans that were modified in troubled debt restructurings and impaired, as follows:  $8.7 million of construction and land development loans, $15.8 million of single family and multi-family residential mortgage loans, $25.9 million of commercial real estate loans, $3.6 million of commercial business loans and $315,000 of consumer loans.  Of the total troubled debt restructurings at June 30, 2014, $47.6 million were accruing interest and $20.5 million were classified as substandard using the Company’s internal grading system, which is described below.  In addition, as part of the Valley Bank FDIC-assisted acquisition, the Company acquired $31.2 million of Valley Bank loans that are identified as troubled debt restructurings.  As of June 30, 2014, the Valley Bank acquired loans that were considered modified in troubled debt restructurings were as follows:  $2.0 million of construction and land development loans, $17.6 million of single family and multi-family residential mortgage loans, $10.8 million of commercial real estate loans, $510,000 of commercial business loans and $282,000 of consumer loans.  The Company had no troubled debt restructurings which were modified in the previous 12 months and subsequently defaulted during the six months ended June 30, 2014.  When loans modified as troubled debt restructuring have subsequent payment defaults, the defaults are factored into the determination of the allowance for loan losses to ensure specific valuation allowances reflect amounts considered uncollectible. At December 31, 2013, the Company had $10.9 million of construction and land development loans, $16.6 million of single family and multi-family residential mortgage loans, $24.8 million of commercial real estate loans, $1.5 million of commercial business loans and $310,000 of consumer loans that were modified in troubled debt restructurings and impaired.  Of the total troubled debt restructurings of $54.1 million at December 31, 2013, $49.6 million were accruing interest and $22.1 million were classified as substandard using the Company’s internal grading system.

During the three and six months ended June 30, 2014, loans designated as troubled debt restructurings totaling $679,000 met the criteria for placement back on accrual status.  The $679,000 was made up of $591,000 of residential mortgage loans and $88,000 of commercial real estate loans.

The Company reviews the credit quality of its loan portfolio using an internal grading system that classifies loans as “Satisfactory,” “Watch,” “Special Mention,” “Substandard” and “Doubtful.”  Substandard loans are characterized by the distinct possibility that the Bank will sustain some loss if certain deficiencies are not corrected.  Doubtful loans are those having all the weaknesses inherent to those classified Substandard with the added characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.  Special mention loans possess potential weaknesses that deserve management’s close attention but do not expose the Bank to a degree of risk that warrants substandard classification.  Loans classified as watch are being monitored because of indications of potential weaknesses or deficiencies that may require future classification as special mention or substandard.  Loans not meeting any of the criteria previously described are considered satisfactory.  The FDIC-covered loans are evaluated using this internal grading system.  These loans are accounted for in pools and are currently substantially covered through loss sharing agreements with the FDIC.  Minimal adverse classification in the loan pools was identified as of June 30, 2014 and December 31, 2013, respectively.  The acquired non-covered loans are also evaluated using this internal grading system.  These loans are accounted for in pools and minimal adverse classification in the loan pools was identified as of June 30, 2014.  See Note 8 for further discussion of the acquired loan pools and loss sharing agreements.  The loan grading system is presented by loan class below:

	June 30, 2014
			Special
	Satisfactory	Watch	Mention	Substandard	Doubtful	Total
		(In Thousands)
One- to four-family residential
construction	$39,335	$—	$—	$170	$—	$39,505
Subdivision construction	35,191	21	—	1,415	—	36,627
Land development	52,361	5,000	—	6,076	—	63,437
Commercial construction	270,517	—	—	—	—	270,517
Owner occupied one- to four-
family residential	92,216	615	—	2,975	—	95,806
Non-owner occupied one- to four-
family residential	135,801	3,502	—	3,101	—	142,404
Commercial real estate	774,524	56,433	—	13,936	—	844,893
Other residential	326,992	14,021	—	1,956	—	342,969
Commercial business	328,874	471	—	1,263	—	330,608
Industrial revenue bonds	41,862	675	—	1,827	—	44,364
Consumer auto	205,955	—	—	180	—	206,135
Consumer other	79,337	4	—	572	—	79,913
Home equity lines of credit	59,248	—	—	436	—	59,684
FDIC-supported loans, net of
discounts (TeamBank)	16,866	—	—	20	—	16,886
Acquired non-covered loans,
net of discounts (TeamBank)	28,052	—	—	8	—	28,060
FDIC-supported loans, net of
discounts (Vantus Bank)	49,104	—	—	557	—	49,661
FDIC-supported loans, net of
discounts (Sun Security Bank)	57,768	—	—	632	—	58,400
FDIC-supported loans, net of
discounts (InterBank)	210,334	—	—	—	—	210,334
Acquired non-covered loans,
net of discounts (Valley Bank)	159,696	—	—	—	—	159,696

Total	$2,964,033	$80,742	$—	$35,124	$—	$3,079,899

	December 31, 2013
			Special
	Satisfactory	Watch	Mention	Substandard	Doubtful	Total
		(In Thousands)
One- to four-family residential
construction	$34,364	$298	$—	$—	$—	$34,662
Subdivision construction	36,524	706	—	3,179	—	40,409
Land development	45,606	1,148	—	11,087	—	57,841
Commercial construction	184,019	—	—	—	—	184,019
Owner occupied one- to four-
family residential	84,931	503	—	3,699	—	89,133
Non-owner occupied one- to four-
family residential	137,003	6,718	—	2,187	—	145,908
Commercial real estate	727,668	37,937	—	15,085	—	780,690
Other residential	311,320	12,323	—	1,956	—	325,599
Commercial business	307,540	1,803	—	3,528	2,398	315,269
Industrial revenue bonds	39,532	675	—	2,023	—	42,230
Consumer auto	134,516	—	—	201	—	134,717
Consumer other	81,769	6	—	485	—	82,260
Home equity lines of credit	57,713	—	—	570	—	58,283
FDIC-supported loans, net of
Discounts (TeamBank)	49,702	—	—	160	—	49,862
FDIC-supported loans, net of
discounts (Vantus Bank)	57,290	—	—	630	—	57,920
FDIC-supported loans, net of
discounts (Sun Security Bank)	63,360	—	—	1,483	—	64,843
FDIC-supported loans, net of
discounts (InterBank)	213,539	—	—	—	—	213,539

Total	$2,566,396	$62,117	$—	$46,273	$2,398	$2,677,184

NOTE 8: LOSS SHARING AGREEMENTS AND FDIC INDEMNIFICATION ASSETS

On March 20, 2009, Great Southern Bank entered into a purchase and assumption agreement with loss share with the Federal Deposit Insurance Corporation (FDIC) to assume all of the deposits (excluding brokered deposits) and acquire certain assets of TeamBank, N.A., a full service commercial bank headquartered in Paola, Kansas.

The loans, commitments and foreclosed assets purchased in the TeamBank transaction are covered by a loss sharing agreement between the FDIC and Great Southern Bank.  Under the loss sharing agreement, the Bank shares in the losses on assets covered under the agreement (referred to as covered assets). On losses up to $115.0 million, the FDIC agreed to reimburse the Bank for 80% of the losses. On losses exceeding $115.0 million, the FDIC agreed to reimburse the Bank for 95% of the losses.  Realized losses covered by the loss sharing agreement include loan contractual balances (and related unfunded commitments that were acquired), accrued interest on loans for up to 90 days, the book value of foreclosed real estate acquired, and certain direct costs, less cash or other consideration received by the Bank.  This agreement extends for ten years for 1-4 family real estate loans and for five years for other loans, which five-year period ended March 31, 2014.  The value of this loss sharing agreement was considered in determining fair values of loans and foreclosed assets acquired.  The loss sharing agreement is subject to the Bank following servicing procedures as specified in the agreement with the FDIC.  The expected reimbursements under the loss sharing agreement were recorded as an indemnification asset at their preliminary estimated fair value on the acquisition date.  Based upon the acquisition date fair values of the net assets acquired, no goodwill was recorded.  A discount was recorded in conjunction with the fair value of the acquired loans and the amount accreted to yield during the three and six months ended June 30, 2014 was $-0-.  The amount accreted to yield during the three and six months ended June 30, 2013 was $27,000 and $134,000, respectively.

On September 4, 2009, Great Southern Bank entered into a purchase and assumption agreement with loss share with the FDIC to assume all of the deposits and acquire certain assets of Vantus Bank, a full service thrift headquartered in Sioux City, Iowa.

The loans, commitments and foreclosed assets purchased in the Vantus Bank transaction are covered by a loss sharing agreement between the FDIC and Great Southern Bank.  Under the loss sharing agreement, the Bank shares in the losses on assets covered under the agreement (referred to as covered assets). On losses up to $102.0 million, the FDIC agreed to reimburse the Bank for 80% of the losses. On losses exceeding $102.0 million, the FDIC agreed to reimburse the Bank for 95% of the losses. Realized losses covered by the loss sharing agreement include loan contractual balances (and related unfunded commitments that were acquired), accrued interest on loans for up to 90 days, the book value of foreclosed real estate acquired, and certain direct costs, less cash or other consideration received by the Bank.  This agreement extends for ten years for 1-4 family real estate loans and for five years for other loans, which five year period will end on September 4, 2014.  The value of this loss sharing agreement was considered in determining fair values of loans and foreclosed assets acquired.  The loss sharing agreement is subject to the Bank following servicing procedures as specified in the agreement with the FDIC.  The expected reimbursements under the loss sharing agreement were recorded as an indemnification asset at their preliminary estimated fair value on the acquisition date.  Based upon the acquisition date fair values of the net assets acquired, no goodwill was recorded.  A discount was recorded in conjunction with the fair value of the acquired loans and the amount accreted to yield during the three and six months ended June 30, 2014 was $-0-.  The amount accreted to yield during the three and six months ended June 30, 2013 was $33,000 and $80,000, respectively.

On October 7, 2011, Great Southern Bank entered into a purchase and assumption agreement with loss share with the FDIC to assume all of the deposits and acquire certain assets of Sun Security Bank, a full service bank headquartered in Ellington, Missouri.

The loans and foreclosed assets purchased in the Sun Security Bank transaction are covered by a loss sharing agreement between the FDIC and Great Southern Bank.  Under the loss sharing agreement, the FDIC agreed to cover 80% of the losses on the loans (excluding approximately $4 million of consumer loans) and foreclosed assets purchased subject to certain limitations.  Realized losses covered by the loss sharing agreement include loan contractual balances (and related unfunded commitments that were acquired), accrued interest on loans for up to 90 days, the book value of foreclosed real estate acquired, and certain direct costs, less cash or other consideration received by Great Southern.  This agreement extends for ten years for 1-4 family real estate loans and for five years for other loans.  The value of this loss sharing agreement was considered in determining fair values of loans and foreclosed assets acquired.  The loss sharing agreement is subject to the Bank following servicing procedures as specified in the agreement with the FDIC.  The expected reimbursements under the loss sharing agreement were recorded as an indemnification asset at their preliminary estimated fair value on the acquisition date.  Based upon the acquisition date fair values of the net assets acquired, no goodwill was recorded.  A discount was recorded in conjunction with the fair value of the acquired loans and the amount accreted to yield during the three and six months ended June 30, 2014 was $21,000 and $105,000, respectively.  The amount accreted to yield during the three and six months ended June 30, 2013 was $273,000 and $617,000, respectively.

On April 27, 2012, Great Southern Bank entered into a purchase and assumption agreement with loss share with the FDIC to assume all of the deposits and acquire certain assets of Inter Savings Bank, FSB (“InterBank”), a full service bank headquartered in Maple Grove, Minnesota.

The loans and foreclosed assets purchased in the InterBank transaction are covered by a loss sharing agreement between the FDIC and Great Southern Bank.  Under the loss sharing agreement, the FDIC agreed to cover 80% of the losses on the loans (excluding approximately $60,000 of consumer loans) and foreclosed assets purchased subject to certain limitations.  Realized losses covered by the loss sharing agreement include loan contractual balances (and related unfunded commitments that were acquired), accrued interest on loans for up to 90 days, the book value of foreclosed real estate acquired, and certain direct costs, less cash or other consideration received by Great Southern.  This agreement extends for ten years for 1-4 family real estate loans and for five years for other loans.  The value of this loss sharing agreement was considered in determining fair values of loans and foreclosed assets acquired.  The loss sharing agreement is subject to the Bank following servicing procedures as specified in the agreement with the FDIC.  The expected reimbursements under the loss sharing agreement were recorded as an indemnification asset at their preliminary estimated fair value on the acquisition date.  Based upon the acquisition date fair values of the net assets acquired, no goodwill was recorded.  A premium was recorded in conjunction with the fair value of the acquired loans and the amount amortized to yield during the three and six months ended June 30, 2014 was $139,000 and $284,000, respectively.  The amount amortized to yield during the three and six months ended June 30, 2013 was $162,000 and $330,000, respectively.

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

The amount of the estimated cash flows expected to be received from the acquired loan pools in excess of the fair values recorded for the loan pools is referred to as the accretable yield.  The accretable yield is recognized as interest income over the estimated lives of the loans.  The Company continues to evaluate the fair value of the loans including cash flows expected to be collected.  Increases in the Company’s cash flow expectations are recognized as increases to the accretable yield while decreases are recognized as impairments through the allowance for loan losses.  During the three and six months ended June 30, 2014, increases in expected cash flows related to the acquired loan portfolios resulted in adjustments of $13.2 million and $20.0 million, respectively, to the accretable yield to be spread over the estimated remaining lives of the loans on a level-yield basis. During the three and six months ended June 30, 2013, similar such adjustments totaling $5.6 million and $14.9 million, respectively, were made to the accretable yield.  The current year increases in expected cash flows also reduced the amount of expected reimbursements under the loss sharing agreements.  During the three and six months ended June 30, 2014, this resulted in corresponding adjustments of $10.6 million and $16.0 million, respectively, to the indemnification assets to be amortized on a level-yield basis over the remainder of the loss sharing agreements or the remaining expected lives of the loan pools, whichever is shorter.  During the three and six months ended June 30, 2013, corresponding adjustments of $4.5 million and $12.0 million, respectively, were made to the indemnification assets.

Because these adjustments will be recognized over the remaining lives of the loan pools and the remainder of the loss sharing agreements, respectively, they will impact future periods as well.  The remaining accretable yield adjustment that will affect interest income is $33.3 million and the remaining adjustment to the indemnification assets, including the effects of the clawback liability related to Interbank, that will affect non-interest income (expense) is $(28.9) million.  Of the remaining adjustments, we expect to recognize $13.6 million of interest income and $(11.4) million of non-interest income (expense) in the remainder of 2014.  Additional adjustments may be recorded in future periods from the FDIC-assisted acquisitions, as the Company continues to estimate expected cash flows from the acquired loan pools.

The impact of adjustments on the Company’s financial results is shown below:

	Three Months Ended		Three Months Ended
	June 30, 2014		June 30, 2013
	(In Thousands, Except Per Share Data
	and Basis Points Data)

Impact on net interest income/
net interest margin (in basis points)	$9,085	107 bps	$7,663	88 bps
Non-interest income	(7,469)		(6,628)
Net impact to pre-tax income	$1,616		$1,035
Net impact net of taxes	$1,050		$673
Impact to diluted earnings per common share	$0.08		$0.05
	Six Months Ended		Six Months Ended
	June 30, 2014		June 30, 2013
	(In Thousands, Except Per Share Data
	and Basis Points Data)

Impact on net interest income/
net interest margin (in basis points)	$16,988	102 bps	$18,096	103 bps
Non-interest income	(13,805)		(14,963)
Net impact to pre-tax income	$3,183		$3,133
Net impact net of taxes	$2,069		$2,036
Impact to diluted earnings per common share	$0.15		$0.15

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

At June 30, 2014 and December 31, 2013, the Bank’s internal estimate of credit performance is expected to be better than the threshold set by the FDIC in the loss sharing agreement.  Therefore, a separate clawback liability totaling $5.4 million and $3.7 million was recorded as of June 30, 2014 and December 31, 2013, respectively.  As changes in the fair values of the loans and foreclosed assets are determined due to changes in expected cash flows, changes in the amount of the clawback liability will occur.

TeamBank FDIC Indemnification Asset.  The following tables present the balances of the FDIC indemnification asset related to the TeamBank transaction at June 30, 2014 and December 31, 2013. Gross loan balances (due from the borrower) were reduced approximately $388.3 million since the transaction date because of $254.5 million of repayments from borrowers, $61.6 million in transfers to foreclosed assets and $72.2 million in charge-offs to customer loan balances.  Based upon the collectability analyses performed during the acquisition, we expected certain levels of foreclosures and charge-offs and actual results have been better than our expectations.  As a result, cash flows expected to be received from the acquired loan pools have increased, resulting in adjustments that were made to the related accretable yield as described above.

	June 30, 2014
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$47,851	$159
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(2,171)	—
Original estimated fair value of assets, net of activity since
acquisition date	(44,946)	(153)

Expected loss remaining	734	6
Assumed loss sharing recovery percentage	82%	83%

Estimated loss sharing value	605	5
Indemnification asset to be amortized resulting from
change in expected losses	239	—
Accretable discount on FDIC indemnification asset	—	—
FDIC indemnification asset	$844	$5

	December 31, 2013
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$53,553	$664
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(2,882)	—
Original estimated fair value of assets, net of activity since
acquisition date	(49,862)	(647)

Expected loss remaining	809	17
Assumed loss sharing recovery percentage	82%	76%

Estimated loss sharing value	665	13
Indemnification asset to be amortized resulting from
change in expected losses	593	—
Accretable discount on FDIC indemnification asset	(10)	—
FDIC indemnification asset	$1,248	$13

Vantus Bank Indemnification Asset.  The following tables present the balances of the FDIC indemnification asset related to the Vantus Bank transaction at June 30, 2014 and December 31, 2013. Gross loan balances (due from the borrower) were reduced approximately $280.5 million since the transaction date because of $234.5 million of repayments from borrowers, $16.4 million in transfers to foreclosed assets and $29.6 million in charge-offs to customer loan balances.  Based upon the collectability analyses performed during the acquisition, we expected certain levels of foreclosures and charge-offs and actual results have been better than our expectations.  As a result, cash flows expected to be received from the acquired loan pools have increased, resulting in adjustments that were made to the related accretable yield as described above.

	June 30, 2014
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$51,036	$2,084
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(509)	—
Original estimated fair value of assets, net of activity since
acquisition date	(49,661)	(1,455)

Expected loss remaining	866	629
Assumed loss sharing recovery percentage	75%	—%

Estimated loss sharing value(1)	646	—
Indemnification asset to be amortized resulting from
change in expected losses	330	—
Accretable discount on FDIC indemnification asset	(8)	—
FDIC indemnification asset	$968	$—

(1)
Includes $503,000 impairment of indemnification asset for foreclosed assets.  The Company does not expect resolution of certain items related to commercial foreclosed assets prior to the expiration of the non-single-family loss sharing agreement for Vantus Bank.

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

Sun Security Bank Indemnification Asset.  The following tables present the balances of the FDIC indemnification asset related to the Sun Security Bank transaction at June 30, 2014 and December 31, 2013.  Gross loan balances (due from the borrower) were reduced approximately $166.2 million since the transaction date because of $108.3 million of repayments by the borrower, $26.4 million in transfers to foreclosed assets and $31.5 million of charge-offs to customer loan balances.  Based upon the collectability analyses performed during the acquisition, we expected certain levels of foreclosures and charge-offs and actual results have been better than our expectations.  As a result, cash flows expected to be received from the acquired loan pools have increased, resulting in adjustments that were made to the related accretable yield as described above.

	June 30, 2014
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$68,269	$1,782
Reclassification from nonaccretable discount to accretable discount due to change in expected losses (net of accretion to date)	(4,144)	—
Original estimated fair value of assets, net of activity since
acquisition date	(58,400)	(1,000)

Expected loss remaining	5,725	782
Assumed loss sharing recovery percentage(1)	66%	80%

Estimated loss sharing value	3,796	625
Indemnification asset to be amortized resulting from
change in expected losses	3,312	—
Accretable discount on FDIC indemnification asset	(455)	(63)
FDIC indemnification asset	$6,653	$562

(1)  $474,000 of the expected loss remaining is related to loans not covered by the loss sharing agreement.

	December 31, 2013
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$78,524	$3,582
Non-credit premium/(discount), net of activity since acquisition date	(105)	—
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(5,062)	—
Original estimated fair value of assets, net of activity since
acquisition date	(64,843)	(2,193)

Expected loss remaining	8,514	1,389
Assumed loss sharing recovery percentage	70%	80%

Estimated loss sharing value	5,974	1,111
Indemnification asset to be amortized resulting from
change in expected losses	4,049	—
Accretable discount on FDIC indemnification asset	(680)	(93)
FDIC indemnification asset	$9,343	$1,018

InterBank Indemnification Asset.  The following table presents the balances of the FDIC indemnification asset related to the InterBank transaction at June 30, 2014.  Gross loan balances (due from the borrower) were reduced approximately $124.8 million since the transaction date because of $94.8 million of repayments by the borrower, $10.2 million in transfers to foreclosed assets and $19.8 million of charge-offs to customer loan balances.  Based upon the collectability analyses performed during the acquisition, we expected certain levels of foreclosures and charge-offs and actual results have been better than our expectations.  As a result, cash flows expected to be received from the acquired loan pools have increased, resulting in adjustments that were made to the related accretable yield as described above.

	June 30, 2014
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$268,440	$4,590
Non-credit premium/(discount), net of activity since acquisition date	1,622	—
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(26,512)	—
Original estimated fair value of assets, net of activity since
acquisition date	(210,334)	(3,474)

Expected loss remaining	33,216	1,116
Assumed loss sharing recovery percentage	82%	80%

Estimated loss sharing value(1)	27,128	893
FDIC loss share clawback	3,825	—
Indemnification asset to be amortized resulting from
change in expected losses	21,209	—
Accretable discount on FDIC indemnification asset	(3,703)	(33)
FDIC indemnification asset	$48,459	$860

(1)	Includes $400,000 impairment of indemnification asset for loans

	December 31, 2013
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$284,975	$6,543
Non-credit premium/(discount), net of activity since acquisition date	1,905	—
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(21,218)	—
Original estimated fair value of assets, net of activity since
acquisition date	(213,539)	(5,073)

Expected loss remaining	52,123	1,470
Assumed loss sharing recovery percentage	82%	80%

Estimated loss sharing value	42,654	1,176
FDIC loss share clawback	2,893	—
Indemnification asset to be amortized resulting from
change in expected losses	16,974	—
Accretable discount on FDIC indemnification asset	(4,874)	(33)
FDIC indemnification asset	$57,647	$1,143

Changes in the accretable yield for acquired loan pools were as follows for the three months ended June 30, 2014 and 2013:

			Sun Security
	TeamBank	Vantus Bank	Bank	InterBank
	(In Thousands)

Balance, April 1, 2013	$11,339	$11,522	$10,015	$40,264
Accretion	(1,919)	(2,362)	(4,038)	(6,360)
Reclassification from nonaccretable yield(1)	(810)	(513)	4,078	1,063

Balance, June 30, 2013	$8,610	$8,647	$10,055	$34,967

Balance April 1, 2014	$7,363	$5,151	$10,007	$38,973
Accretion	(976)	(1,000)	(2,407)	(10,038)
Reclassification from nonaccretable yield(1)	1,047	427	1,827	12,173

Balance, June 30, 2014	$7,434	$4,578	$9,427	$41,108

(1)
Represents increases in estimated cash flows expected to be received from the acquired loan pools, primarily due to lower estimated credit losses.  The numbers also include changes in expected accretion of the loan pools for TeamBank, Vantus Bank, Sun Security Bank and InterBank for the three months ended June 30, 2014, totaling $1.0 million, $427,000, $352,000 and $448,000, respectively, and for the three months ended June 30, 2013, totaling $0, $0, $3.0 million and $2.6 million, respectively.

Changes in the accretable yield for acquired loan pools were as follows for the six months ended June 30, 2014 and 2013:

			Sun Security
	TeamBank	Vantus Bank	Bank	InterBank
	(In Thousands)

Balance, January 1, 2013	$12,128	$13,538	$11,259	$42,574
Accretion	(5,600)	(5,659)	(8,226)	(13,389)
Reclassification from nonaccretable yield(1)	2,082	768	7,022	5,782

Balance, June 30, 2013	$8,610	$8,647	$10,055	$34,967

Balance January 1, 2014	$7,402	$5,725	$11,113	$40,095
Accretion	(2,282)	(2,131)	(5,224)	(18,402)
Reclassification from nonaccretable yield(1)	2,314	984	3,538	19,415

Balance, June 30, 2014	$7,434	$4,578	$9,427	$41,108

(1)
Represents increases in estimated cash flows expected to be received from the acquired loan pools, primarily due to lower estimated credit losses.  The numbers also include changes in expected accretion of the loan pools for TeamBank, Vantus Bank, Sun Security Bank and InterBank for the six months ended June 30, 2014, totaling $2.2 million, $984,000, $1.4 million and $1.7 million, respectively, and for the six months ended June 30, 2013, totaling $2.1 million, $516,000, $4.7 million and $7.6 million, respectively.

NOTE 9: OTHER REAL ESTATE OWNED

Major classifications of other real estate owned were as follows:

	June 30,	December 31,
	2014	2013
	(In Thousands)
Foreclosed assets held for sale
One- to four-family construction	$—	$—
Subdivision construction	10,294	11,652
Land development	15,603	16,788
Commercial construction	2,132	2,132
One- to four-family residential	1,706	744
Other residential	3,712	5,900
Commercial real estate	4,062	4,135
Commercial business	58	77
Consumer	555	969
	38,122	42,397
FDIC-supported foreclosed assets, net of discounts	6,084	9,006

Foreclosed assets held for sale, net	44,206	51,403

Other real estate owned not acquired through
foreclosure	2,020	2,111

Other real estate owned	$46,226	$53,514

Other real estate owned not acquired through foreclosure includes 12 properties, 11 of which were branch locations that have been closed and are held for sale, and one of which is land which was acquired for a potential branch location.

Expenses applicable to foreclosed assets included the following:

	Three Months Ended June 30,
	2014	2013
	(In Thousands)
Net (gain) loss on sales of foreclosed assets	$(203)	$(281)
Valuation write-downs	1,019	614
Operating expenses, net of rental income	526	1,022

	$1,342	$1,355

	Six Months Ended June 30,
	2014	2013
	(In Thousands)
Net (gain) loss on sales of foreclosed assets	$(54)	$(282)
Valuation write-downs	1,199	1,056
Operating expenses, net of rental income	1,047	1,636

	$2,192	$2,410

NOTE 10: DEPOSITS

	June 30,	December 31,
	2014	2013
	(In Thousands)
Time Deposits:
0.00% - 0.99%	$771,460	$669,698
1.00% - 1.99%	253,663	251,118
2.00% - 2.99%	73,469	61,042
3.00% - 3.99%	10,266	9,413
4.00% - 4.99%	1,793	1,852
5.00% and above	429	819
Total time deposits (0.80% - 0.69%)	1,111,080	993,942
Non-interest-bearing demand deposits	550,976	522,805
Interest-bearing demand and savings deposits (0.20% - 0.20%)	1,539,672	1,291,879
Total Deposits	$3,201,728	$2,808,626

Included in the deposits assumed from Valley Bank on June 20, 2014, were $114.2 million of certificates of deposit which Valley had obtained through various Internet services.  The Bank elected to reduce the rates paid on these types of deposits to current posted rates as allowed by the Purchase and Assumption Agreement.  The Bank expects that most, if not all, of these deposits will be redeemed by the account holder as is their right in this situation.  At June 30, 2014, the balance of these Internet deposits had been reduced to $96.9 million.  Subsequent to June 30, 2014, the balance has further decreased to less than $50 million.

NOTE 11: ADVANCES FROM FEDERAL HOME LOAN BANK

Advances from the Federal Home Loan Bank at June 30, 2014 and December 31, 2013 consisted of the following:

	June 30, 2014		December 31, 2013
		Weighted		Weighted
		Average		Average
		Interest		Interest
Due In	Amount	Rate	Amount	Rate
	(In Thousands)	(In Thousands)	(In Thousands)

2014	$50,063	0.23%	$2,315	1.02%
2015	10,067	3.87	10,065	3.87
2016	73	5.06	25,070	3.81
2017	30,828	3.26	85,825	3.92
2018	70	5.06	81	5.06
2019 and thereafter	500	5.54	529	5.51

	91,601	1.76	123,885	3.85

Unamortized fair value adjustment	85		2,872

	$91,686		$126,757

Included in the Bank’s FHLB advances at June 30, 2014 and December 31, 2013, was a $10.0 million advance with a maturity date of October 26, 2015.  The interest rate on this advance is 3.86%.  The advance has a call provision that allows the Federal Home Loan Bank of Topeka to call the advance quarterly.

Included in the Bank’s FHLB advances at June 30, 2014 and December 31, 2013, was a $30.0 million advance with a maturity date of November 24, 2017.  The interest rate on this advance is 3.20%.  The advance has a call provision that allows the Federal Home Loan Bank of Des Moines to call the advance quarterly.

Included in the Bank’s FHLB advances at December 31, 2013, was a $25.0 million advance with a maturity date of December 7, 2016.  The interest rate on this advance is 3.81%.  This advance was repaid by the Bank in June 2014.

Included in the Bank’s FHLB advances at December 31, 2013, was a $30.0 million advance with a maturity date of March 29, 2017.  The interest rate on this advance is 4.07%.  This advance was repaid by the Bank in June 2014.

Included in the Bank’s FHLB advances at December 31, 2013, was a $25.0 million advance with a maturity date of June 20, 2017.  The interest rate on this advance is 4.57%.  This advance was repaid by the Bank in June 2014.

The Company prepaid $80 million of its Federal Home Loan Bank advances and $50 million of structured repurchase agreements (see Note 12) in the three months ended June 30, 2014 as part of a strategy to utilize the Bank's liquidity and improve net interest margin.  As a result, the Company incurred one-time prepayment penalties totaling $7.4 million, which were included in other oprating expenses.

NOTE 12: STRUCTURED REPURCHASE AGREEMENTS

In September 2008, the Company entered into a structured repurchase borrowing transaction for a total of $50 million.  This borrowing bears interest at a fixed rate of 4.34%, matures September 15, 2015, and had a call provision that allows the repurchase counterparty to call the borrowing quarterly.  The Company pledged investment securities to collateralize this borrowing.

In June 2014, the Company elected to repay this structured repurchase borrowing.

NOTE 13: INCOME TAXES

Reconciliations of the Company’s effective tax rates to the statutory corporate tax rates were as follows:

	Three Months Ended June 30,
	2014	2013
Tax at statutory rate	35.0%	35.0%
Nontaxable interest and dividends	(3.1)	(3.9)
Tax credits	(9.2)	(12.2)
State taxes	1.6	1.9
Other	0.7	0.5

	25.0%	21.3%

	Six Months Ended June 30,
	2014	2013
Tax at statutory rate	35.0%	35.0%
Nontaxable interest and dividends	(3.4)	(4.0)
Tax credits	(9.6)	(10.9)
State taxes	1.4	1.6
Other	0.3	0.5

	23.7%	22.2%

The Company and its consolidated subsidiaries have not been audited recently by the Internal Revenue Service (IRS) or the state taxing authorities with respect to income or franchise tax returns, and as such, tax years through December 31, 2005, have been closed without audit. The Company, through one of its subsidiaries, is a partner in two partnerships currently under IRS examination for 2006 and 2007. As a result, the Company’s 2006 and subsequent tax years remain open for examination. The IRS audits of the two partnerships are ongoing.  The IRS has raised questions about the validity of the allocation of a portion of the credits by one of the partnerships.  At this time, the Company believes that the partnership has sufficient technical support for its allocation position regarding these credits and that it is more likely than not these allocations will ultimately be sustained; therefore, a reserve for uncertain tax positions is not required.

NOTE 14: FAIR VALUE MEASUREMENT

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

Recurring Measurements

		Fair value measurements using
		Quoted prices
		in active
		markets	Other	Significant
		for identical	observable	unobservable
		assets	inputs	inputs
	Fair value	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
June 30, 2014
U.S. government agencies	$18,821	$—	$18,821	$—
Mortgage-backed securities	377,843	—	377,843	—
Collateralized mortgage obligations	39,750	—	39,750	—
States and political subdivisions	129,646	—	129,646	—
Equity securities	2,970	—	2,970	—
Mortgage servicing rights	196	—	—	196
Interest rate derivative asset	2,184	—	—	2,184
Interest rate derivative liability	(1,711)	—	—	(1,711)

December 31, 2013
U.S. government agencies	$17,255	$—	$17,255	$—
Mortgage-backed securities	367,578	—	367,578	—
Small Business Administration loan pools	44,855	—	44,855	—
States and political subdivisions	122,724	—	122,724	—
Equity securities	2,869	—	2,869	—
Mortgage servicing rights	211	—	—	211
Interest rate derivative asset	2,544	—	—	2,544
Interest rate derivative liability	(1,613)	—	—	(1,613)

The following is a description of inputs and valuation methodologies used for assets recorded at fair value on a recurring basis and recognized in the accompanying statements of financial condition at June 30, 2014 and December 31, 2013, as well as the general classification of such assets pursuant to the valuation hierarchy.  There have been no significant changes in the valuation techniques during the three-month period ended June 30, 2014.

Securities Available for Sale. Investment securities available for sale are recorded at fair value on a recurring basis. The fair values used by the Company are obtained from an independent pricing service, which represent either quoted market prices for the identical asset or fair values determined by pricing models, or other model-based valuation techniques, that consider observable market data, such as interest rate volatilities, LIBOR yield curve, credit spreads and prices from market makers and live trading systems.  Recurring Level 2 securities include U.S. government agency securities, mortgage-backed securities, Small Business Administration (SBA) loan pools, state and municipal bonds and equity securities. Inputs used for valuing Level 2 securities include observable data that may include dealer quotes, benchmark yields, market spreads, live trading levels and market consensus prepayment speeds, among other things. Additional inputs include indicative values derived from the independent pricing service’s proprietary computerized models. There were no Recurring Level 3 securities at June 30, 2014 or December 31, 2013.

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

The Company considers transfers between the levels of the hierarchy to be recognized at the end of related reporting periods.  From December 31, 2013 to June 30, 2014, no assets for which fair value is measured on a recurring basis transferred between any levels of the hierarchy.

Level 3 Reconciliation

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs.

	Mortgage Servicing Rights
	2014	2013
	(In Thousands)

Balance, April 1	$200	$252
Additions	30	54
Amortization	(34)	(60)
Balance, June 30	$196	$246

	Mortgage Servicing Rights
	2014	2013
	(In Thousands)

Balance, January 1	$211	$152
Additions	53	191
Amortization	(68)	(97)
Balance, June 30	$196	$246

	Interest Rate Derivative Asset
	2014	2013
	(In Thousands)

Balance, April 1	$1,741	$1,928
Change in fair value through earnings	(19)	(549)
Balance, June 30	$1,722	$1,379

	Interest Rate Derivative Asset
	2014	2013
	(In Thousands)

Balance, January 1	$1,859	$2,112
Change in fair value through earnings	(137)	(733)
Balance, June 30	$1,722	$1,379

	Interest Rate Cap Derivative Asset Designated as Hedging Instrument
	2014	2013
	(In Thousands)

Balance, April 1	$620	$—
Additions	—	—
Change in fair value through other
comprehensive income	(158)	—
Balance, June 30	$462	$—

	Interest Rate Cap Derivative Asset Designated as Hedging Instrument
	2014	2013
	(In Thousands)

Balance, January 1	$685	$—
Additions	—	—
Change in fair value through other
comprehensive income	(223)	—
Balance, June 30	$462	$—

	Interest Rate Swap Liability
	2014	2013
	(In Thousands)

Balance, April 1	$1,597	$1,915
Change in fair value through earnings	114	(896)
Balance, June 30	$1,711	$1,019

	Interest Rate Swap Liability
	2014	2013
	(In Thousands)

Balance, January 1	$1,613	$2,160
Change in fair value through earnings	98	(1,141)
Balance, June 30	$1,711	$1,019

Nonrecurring Measurements

The following tables present the fair value measurements of assets measured at fair value during the periods presented on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2014 and December 31, 2013:

		Fair Value Measurements Using
		Quoted prices
		in active
		markets	Other	Significant
		for identical	observable	unobservable
		assets	inputs	inputs
	Fair value	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
June 30, 2014
Impaired loans
One- to four-family residential construction	$—	$—	$—	$—
Subdivision construction	22	—	—	22
Land development	2,960	—	—	2,960
Owner occupied one- to four-family residential	439	—	—	439
Non-owner occupied one- to four-family residential	92	—	—	92
Commercial real estate	6,464	—	—	6,464
Other residential	1,117	—	—	1,117
Commercial business	320	—	—	320
Consumer auto	57	—	—	57
Consumer other	442	—	—	442
Home equity lines of credit	246	—	—	246
Total impaired loans	$12,159	$—	$—	$12,159

Foreclosed assets held for sale	$1,887	$—	$—	$1,887

December 31, 2013
Impaired loans
One- to four-family residential construction	$—	$—	$—	$—
Subdivision construction	145	—	—	145
Land development	1,474	—	—	1,474
Owner occupied one- to four-family residential	349	—	—	349
Non-owner occupied one- to four-family residential	388	—	—	388
Commercial real estate	5,224	—	—	5,224
Other residential	1,440	—	—	1,440
Commercial business	61	—	—	61
Consumer auto	19	—	—	19
Consumer other	275	—	—	275
Home equity lines of credit	70	—	—	70
Total impaired loans	$9,445	$—	$—	$9,445

Foreclosed assets held for sale	$2,169	$—	$—	$2,169

The following is a description of valuation methodologies used for assets measured at fair value on a nonrecurring basis and recognized in the accompanying statements of financial condition, as well as the general classification of such assets pursuant to the valuation hierarchy.

Loans Held for Sale.  Mortgage loans held for sale are recorded at the lower of carrying value or fair value.  The fair value of mortgage loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics.  As such, the Company classifies mortgage loans held for sale as Nonrecurring Level 2.  Write-downs to fair value typically do not occur as the Company generally enters into commitments to sell individual mortgage loans at the time the loan is originated to reduce market risk.  The Company typically does not have commercial loans held for sale.  At June 30, 2014 and December 31, 2013, the aggregate fair value of mortgage loans held for sale exceeded their cost.  Accordingly, no mortgage loans held for sale were marked down and reported at fair value.

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

The Company records impaired loans as Nonrecurring Level 3. If a loan’s fair value as estimated by the Company is less than its carrying value, the Company either records a charge-off of the portion of the loan that exceeds the fair value or establishes a reserve within the allowance for loan losses specific to the loan.  Loans for which such charge-offs or reserves were recorded during the six months ended June 30, 2014 or the year ended December 31, 2013, are shown in the table above (net of reserves).

Foreclosed Assets Held for Sale.  Foreclosed assets held for sale are initially recorded at fair value less estimated cost to sell at the date of foreclosure.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less estimated cost to sell.  Foreclosed assets held for sale are classified as Level 3.  The foreclosed assets represented in the table above have been re-measured during the six months ended June 30, 2014 or the year ended December 31, 2013, subsequent to their initial transfer to foreclosed assets.

The following disclosure relates to financial assets for which it is not practicable for the Company to estimate the fair value at June 30, 2014 and December 31, 2013.

FDIC Indemnification Asset: As part of the Purchase and Assumption Agreements, the Bank and the FDIC entered into loss sharing agreements. These agreements cover realized losses on loans and foreclosed real estate, subject to certain limitations which are more fully described in Note 8.

Under the TeamBank agreement, the FDIC agreed to reimburse the Bank for 80% of the first $115 million in realized losses and 95% for realized losses that exceed $115 million.  The indemnification asset was originally recorded at fair value on the acquisition date (March 20, 2009) and at June 30, 2014 and December 31, 2013, the carrying value was $849,000 and $1.3 million, respectively.

Under the Vantus Bank agreement, the FDIC agreed to reimburse the Bank for 80% of the first $102 million in realized losses and 95% for realized losses that exceed $102 million.  The indemnification asset was originally recorded at fair value on the acquisition date (September 4, 2009) and at June 30, 2014 and December 31, 2013, the carrying value of the FDIC indemnification asset was $968,000 and $2.3 million, respectively.

Under the Sun Security Bank agreement, the FDIC agreed to reimburse the Bank for 80% of realized losses.  The indemnification asset was originally recorded at fair value on the acquisition date (October 7, 2011) and at June 30, 2014 and December 31, 2013, the carrying value of the FDIC indemnification asset was $7.2 million and $10.4 million, respectively.

Under the InterBank agreement, the FDIC agreed to reimburse the Bank for 80% of realized losses.  The indemnification asset was originally recorded at fair value on the acquisition date (April 27, 2013) and at June 30, 2014 and December 31, 2013, the carrying value of the FDIC indemnification asset was $49.3 million and $58.8 million, respectively.

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

	June 30, 2014			December 31, 2013
	Carrying	Fair	Hierarchy	Carrying	Fair	Hierarchy
	Amount	Value	Level	Amount	Value	Level
Financial assets
Cash and cash equivalents	$223,226	$223,226	1	$227,925	$227,925	1
Held-to-maturity securities	450	504	2	805	912	2
Mortgage loans held for sale	9,605	9,605	2	7,239	7,239	2
Loans, net of allowance for loan losses	2,790,774	2,800,463	3	2,439,530	2,442,917	3
Accrued interest receivable	11,685	11,685	3	11,408	11,408	3
Investment in FHLB stock	8,054	8,054	3	9,822	9,822	3

Financial liabilities
Deposits	3,201,728	3,207,527	3	2,808,626	2,813,779	3
FHLB advances	91,686	92,912	3	126,757	131,281	3
Short-term borrowings	158,841	158,841	3	136,109	136,109	3
Structured repurchase agreements	—	—	3	50,000	53,485	3
Subordinated debentures	30,929	30,929	3	30,929	30,929	3
Accrued interest payable	1,096	1,096	3	1,099	1,099	3
Unrecognized financial instruments (net of
contractual value)
Commitments to originate loans	—	—	3	—	—	3
Letters of credit	39	39	3	76	76	3
Lines of credit	—	—	3	—	—	3

NOTE 15:  DERIVATIVES AND HEDGING ACTIVITIES

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

Nondesignated Hedges

The Company has interest rate swaps that are not designated in qualifying hedging relationship.  Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain loan customers, which the Company began offering during the fourth quarter of 2011.  The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions.  As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  As of June 30, 2014, the Company had 27 interest rate swaps totaling $129.0 million in notional amount with commercial customers, and 27 interest rate swaps with the same notional amount with third parties related to this program.  As of December 31, 2013, the Company had 24 interest rate swaps totaling $114.0 million in notional amount with commercial customers, and 24 interest rate swaps with the same notional amount with third parties related to this program.  During the three months ended June 30, 2014 and 2013, the Company recognized a net loss of $130,000 and a net gain of $347,000, respectively, in noninterest income related to changes in the fair value of these swaps.  During the six months ended June 30, 2014 and 2013, the Company recognized a net loss of $233,000 and a net gain of $408,000, respectively, in noninterest income related to changes in the fair value of these swaps.

Cash Flow Hedges

As a strategy to maintain acceptable levels of exposure to the risk of changes in future cash flows due to interest rate fluctuations, the Company entered into two interest rate cap agreements for a portion of its floating rate debt associated with its trust preferred securities.  The agreement with a notional amount of $25 million states that the Company will pay interest on its trust preferred debt in accordance with the original debt terms at a rate of 3-month LIBOR + 1.60%.  Should interest rates rise above a certain threshold, the counterparty will reimburse the Company for interest paid such that the Company will have an effective interest rate on that portion of its trust preferred securities no higher than 2.37%.  The second agreement with a notional amount of $5 million states that the Company will pay interest on its trust preferred debt in accordance with the original debt terms at a rate of 3-month LIBOR + 1.40%.  Should interest rates rise above a certain threshold, the counterparty will reimburse the Company for interest paid such that the Company will have an effective interest rate on that portion of its trust preferred securities no higher than 2.17%.  The agreements were effective on August 1, 2013 and July 1, 2013, respectively, and each has a term of four years.

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

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Financial Condition:

	Location in	Fair Value
	Consolidated Statements	June 30,	December 31,
	of Financial Condition	2014	2013
		(In Thousands)
Derivatives designated as
hedging instruments

Interest rate caps	Prepaid expenses and other assets	$462	$685

Total derivatives designated
as hedging instruments		$462	$685

Derivatives not designated
as hedging instruments

Asset Derivatives
Interest rate products	Prepaid expenses and other assets	$1,722	$1,859

Total derivatives not designated
as hedging instruments		$1,722	$1,859

Liability Derivatives
Interest rate products	Accrued expenses and other liabilities	$1,711	$1,613

Total derivatives not designated
as hedging instruments		$1,711	$1,613

The following table presents the effect of derivative instruments on the statements of comprehensive income for the three and six months ended June 30, 2014 and 2013:

	Amount of Gain (Loss) Recognized in OCI
Cash Flow Hedges	Three Months Ended June 30,
	2014	2013

Interest rate cap	$(100)	$—

	Amount of Gain (Loss) Recognized in OCI
Cash Flow Hedges	Six Months Ended June 30,
	2014	2013

Interest rate cap	$(142)	$—

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

As of June 30, 2014, the termination value of derivatives in a net liability position, which included accrued interest but excluded any adjustment for nonperformance risk, related to these agreements was $1.3 million.  The Company has minimum collateral posting thresholds with its derivative counterparties.  The Company’s activity with its derivative counterparties had previously met the level in which the minimum collateral posting thresholds take effect and the Company had posted $1.5 million of collateral to satisfy the agreements at June 30, 2014.  If the Company had breached any of these provisions at June 30, 2014, it could have been required to settle its obligations under the agreements at the termination value.

NOTE 16: FDIC-ASSISTED ACQUISITION

On June 20, 2014, Great Southern Bank entered into a purchase and assumption agreement with the FDIC to purchase a substantial portion of the loans and investment securities, as well as certain other assets, and assume all of the deposits, as well as certain other liabilities, of Valley Bank (“Valley”), a full-service bank headquartered in Moline, IL, with significant operations in Iowa.  The provisional fair values of the assets acquired and liabilities assumed in the transaction were as follows:

June 20,
2014
(In Thousands)
Cash	$2,729
Due from banks	106,680
Cash and cash equivalents	109,409

Investment securities	88,513
Loans receivable, net of discount on loans purchased of $30,102	165,098
Accrued interest receivable	1,004
Premises	10,850
Core deposit intangible	2,800
Other assets	1,060
Total assets acquired	378,734

Liabilities
Demand and savings deposits	186,902
Time deposits	179,125
Total deposits	366,027

Securities sold under reverse repurchase agreements with customers	567
Accounts payable	561
Accrued interest payable	182
Advances from borrowers for taxes and insurance	592
Total liabilities assumed	367,929

Gain recognized on business acquisition	$10,805

Under the terms of the Purchase and Assumption Agreement, the FDIC agreed to transfer net assets to Great Southern at a discount of $37.5 million to compensate Great Southern for estimated losses related to the loans acquired.  No premium was paid to the FDIC for the deposits, resulting in a net purchase discount of $37.5 million.  Details related to the transfer are as follows:

June 20,
2014
(In Thousands)

Net liabilities as determined by the FDIC	$(21,897)
Cash transferred by the FDIC	59,394
Discount per Purchase and Assumption Agreement	37,497

Purchase accounting adjustments
Loans	(28,088)
Deposits	(399)
Investments	(1,005)
Core deposit intangible	2,800

Gain recognized on business acquisition	$10,805

The acquisition of the net assets of Valley was determined to constitute a business acquisition in accordance with FASB ASC 805.  FASB ASC 805 allows a measurement period of up to one year to adjust initial fair value estimates as of the acquisition date.  Therefore, provisional measurements of assets acquired and liabilities assumed were recorded on a preliminary basis at fair value on the date of acquisition.  Based upon the preliminary acquisition date fair values of the net assets acquired, no goodwill was recorded.  The transaction resulted in a preliminary bargain purchase gain of $10.8 million for the three and six months ended June 30, 2014.  The transaction also resulted in the recording of a deferred tax liability in the initial amount of $3.6 million.

The carrying amount of assets related to the Valley Bank transaction at June 20, 2014 (the acquisition date), consisted of impaired loans required to be accounted for in accordance with FASB ASC 310-30 and other loans not subject to the specific criteria of FASB ASC 310-30, but accounted for under the guidance of FASB ASC 310-30 (FASB ASC 310-30 by Policy Loans) as shown in the following table:

FASB ASC
	FASB	310-30
	ASC	by
	310-30	Policy
	Loans	Loans	Total
(In Thousands)

Loans	$3,920	$161,178	$165,098

On the acquisition date, the preliminary estimate of the contractually required payments receivable for all FASB ASC 310-30 loans acquired was $5.7 million, the cash flows expected to be collected were $4.0 million including interest, and the estimated fair value of the loans was $3.9 million.  These amounts were determined based upon the estimated remaining life of the underlying loans, which include the effects of estimated prepayments.  At June 20, 2014, a majority of these loans were valued based on the liquidation value of the underlying collateral, because the expected cash flows were primarily based on the liquidation of underlying collateral and the timing and amount of the cash flows could not be reasonably estimated.  Because of the short time period between the closing of the transaction and June 30, 2014, certain amounts related to the FASB ASC 310-30 loans are preliminary estimates.  The Company has not yet finalized its analysis of these loans and, therefore, adjustments to the estimated recorded carrying values may occur.

On the acquisition date, the preliminary estimate of the contractually required payments receivable for all FASB ASC 310-30 by Policy Loans acquired in the acquisition was $187.4 million, of which $28.4 million of cash flows were not expected to be collected, and the estimated fair value of the loans was $161.2 million.  A majority of these loans were valued as of their acquisition dates based on the liquidation value of the underlying collateral, because the expected cash flows were primarily based on the liquidation of underlying collateral and the timing and amount of the cash flows could not be reasonably estimated.

The amount of the estimated cash flows expected to be received from the acquired loan pools in excess of the fair values recorded for the loan pools is referred to as the accretable yield.  The accretable yield is recognized as interest income over the estimated lives of the loans.  The initial accretable yield recorded for Valley was $23.0 million.  The amount accreted to income during June 2014 was $165,000.  The net remaining accretable yield at June 30, 2014, was $22.8 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward-looking Statements

When used in this Quarterly Report on Form 10-Q and in other documents filed or furnished by the Company with the Securities and Exchange Commission (the "SEC"), in the Company's press releases or other public or stockholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "intends" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including, among other things, (i) non-interest expense reductions from the Great Southern banking center consolidation might be less than anticipated and the costs of the consolidation and impairment of the value of the affected premises might be greater than expected; (ii) expected cost savings, synergies and other benefits from the Company’s merger and acquisition activities, (including but not limited to the recently completed Valley Bank FDIC-assisted transaction), might not be realized within the anticipated time frames or at all, the amount of the gain the Company will ultimately recognize from the recently completed Valley Bank FDIC-assisted transaction might be materially different from the preliminary gain recorded, and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, might be greater than expected; (iii) changes in economic conditions, either nationally or in the Company’s market areas; (iv) fluctuations in interest rates; (v) the risks of lending and investing activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses; (vi) the possibility of other-than-temporary impairments of securities held in the Company’s securities portfolio; (vii) the Company’s ability to access cost-effective funding; (viii) fluctuations in real estate values and both residential and commercial real estate market conditions; (ix) demand for loans and deposits in the Company’s market areas; (x) legislative or regulatory changes that adversely affect the Company’s business, including, without limitation, the Dodd-Frank Wall Street Reform and Consumer Protection Act and its implementing regulations, and the overdraft protection regulations and customers’ responses thereto; (xi) monetary and fiscal policies of the Federal Reserve Board and the U.S. Government and other governmental initiatives affecting the financial services industry; (xii) results of examinations of the Company and Great Southern by their regulators, including the possibility that the regulators may, among other things, require the Company to increase its allowance for loan losses or to write-down assets; (xiii) the uncertainties arising from the Company’s participation in the Small Business Lending Fund program, including uncertainties concerning the potential future redemption by us of the U.S. Treasury’s preferred stock investment under the program, including the timing of, regulatory approvals for, and conditions placed upon, any such redemption; (xiv) costs and effects of litigation, including settlements and judgments; and (xv) competition. The Company wishes to advise readers that the factors listed above and other risks described from time to time in the Company’s other filings with the SEC could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

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

Carrying Value of Loans Acquired in FDIC-assisted Transactions and Indemnification Asset

The Company considers that the determination of the carrying value of loans acquired in the FDIC-assisted transactions and the carrying value of the related FDIC indemnification assets involve a high degree of judgment and complexity. The carrying value of the acquired loans and the FDIC indemnification assets reflect management’s best ongoing estimates of the amounts to be realized on each of these assets. The Company determined initial fair value accounting estimates of the assumed assets and liabilities in accordance with FASB ASC 805, Business Combinations. However, the amount that the Company realizes on these assets could differ materially from the carrying value reflected in its financial statements, based upon the timing of collections on the acquired loans in future periods. Because of the loss sharing agreements with the FDIC on certain of these assets, the Company should not incur any significant losses related to those assets. To the extent the actual values realized for the acquired loans are different from the estimates, the indemnification asset will generally be impacted in an offsetting manner due to the loss sharing support from the FDIC.  Subsequent to the initial valuation, the Company continues to monitor identified loan pools and related loss sharing assets for changes in estimated cash flows projected for the loan pools, anticipated credit losses and changes in the accretable yield.  Analysis of these variables requires significant estimates and a high degree of judgment.  See Note 8 “Loss Sharing Agreements and FDIC Indemnification Assets” included in Item 1 for additional information regarding the TeamBank, Vantus Bank, Sun Security Bank and InterBank FDIC-assisted transactions.

Goodwill and Intangible Assets

Goodwill and intangible assets that have indefinite useful lives are subject to an impairment test at least annually and more frequently if circumstances indicate their value may not be recoverable. Goodwill is tested for impairment using a process that estimates the fair value of each of the Company’s reporting units compared with its carrying value. The Company defines reporting units as a level below each of its operating segments for which there is discrete financial information that is regularly reviewed. As of June 30, 2014, the Company has one reporting unit to which goodwill has been allocated – the Bank.  If the fair value of a reporting unit exceeds its carrying value, then no impairment is recorded. If the carrying value amount exceeds the fair value of a reporting unit, further testing is completed comparing the implied fair value of the reporting unit’s goodwill to its carrying value to measure the amount of impairment. Intangible assets that are not amortized will be tested for impairment at least annually by comparing the fair values of those assets to their carrying values. At June 30, 2014, goodwill consisted of $1.2 million at the Bank reporting unit.  Goodwill increased $792,000 during the six months ended June 30, 2014, due to the acquisition of certain loans, deposits and other assets of Boulevard Bank.  Other identifiable intangible assets that are subject to amortization are amortized on a straight-line basis over a period of seven years. At June 30, 2014, the amortizable intangible assets consisted of core deposit intangibles of $7.2 million, including $2.8 million related to the Valley

Bank transaction in June 2014.  These amortizable intangible assets are reviewed for impairment if circumstances indicate their value may not be recoverable based on a comparison of fair value.

While the Company believes no impairment existed at June 30, 2014, different conditions or assumptions used to measure fair value of reporting units, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of the Company’s impairment evaluation in the future.

Current Economic Conditions

Changes in economic conditions could cause the values of assets and liabilities recorded in the financial statements to change rapidly, resulting in material future adjustments in asset values, the allowance for loan losses, or capital that could negatively impact the Company’s ability to meet regulatory capital requirements and maintain sufficient liquidity.

The previous economic downturn elevated unemployment levels and negatively impacted consumer confidence.  It also had a detrimental impact on industry-wide performance nationally as well as the Company's Midwest market areas.  Since 2012, improvement in several economic indicators have been noted, including increasing consumer confidence levels, increased economic activity and a continued decline in unemployment levels.

The national unemployment rate declined from 6.7% as of December 2013 to 6.1% in June 2014.  Unemployment levels as of June 2014 decreased from the December 2013 levels in all but two of the states in which Great Southern has offices.  All but two states boasted unemployment levels lower or equal to the national unemployment rate.  Unemployment rates as of June 2014 follow: Missouri at 6.5%, Arkansas at 6.2%, Kansas at 4.9%, Iowa at 4.4%, Nebraska at 3.5%, Minnesota at 4.5%, Oklahoma at 4.5% and Texas at 5.1%.  Four of these eight states had unemployment rates among the eleven lowest in the country.  Of the larger metropolitan areas in which Great Southern does business (based on June 2014 information), the St. Louis market area continues to carry the highest level of unemployment at 7.0%, which is an increase from the 6.6% rate reported as of December of 2013. The unemployment rate at 5.7% for the Springfield market area was below national and state unemployment averages.  Metropolitan areas in Iowa and Nebraska boasted unemployment levels ranging from 3.0% - 5.0%, ranking them among the lowest unemployment levels in the nation.  Economists forecast an unemployment level of 5.6% by the end of 2015 with job growth of over 200,000 per month for the remainder of 2014.

The United States GDP shrank at an annual rate of 2.1% in the first quarter of 2014, according to the Bureau of Economic Analysis.  GDP growth resumed in the second quarter of 2014 after the weak start.  The advance estimate for GDP for the second quarter was 4.0%. According to the Economic Advisory Committee of the American Bankers Association, investment in businesses and homes – along with reduced fiscal drag – will spur the U.S. economy over the next two years.  Still, growth in 2014 as a whole is projected at just 1.6%. If accurate, this year's growth would be the weakest since the Great Recession.  Economists, however, are mostly optimistic about the rest of 2014 and largely attribute the negative first quarter GDP results to temporary factors, such as the long, harsh winter weather and a sharp slowdown in inventory restocking. As temporary factors subside, the underlying health of the economy will become more evident with increased business spending, increased employment and consumer confidence.  Until that time, economists anticipate moderate consumer spending growth.

Inflation is anticipated to speed up near the Federal Reserve’s target levels by the end of 2015. Economists believe the Federal Reserve will keep policy rates unchanged until mid-2015. The Fed is expected to finish “tapering” asset purchases late this year, to begin the process of normalizing interest rates during the second half of 2015 and to end reinvestment of bond proceeds later that year.

Sales of new single-family houses in May 2014 were at a seasonally adjusted annual rate of 504,000 according to the U.S. Census Bureau and the Department of Housing and Urban Development.  This is 18.6% above the April rate of 425,000 and is 16.9% above the May 2013 rate of 431,000.

The median sales price of new houses sold in May 2014 was $282,000; the average sales price was $319,200.  The seasonally adjusted estimate of new houses for sale at the end of May was 189,000.  This represented a supply of 4.5 months at the current sales rate.

Existing-home sales rose by 4.9% in May 2014 to an annual pace of 4.89 million units, according the National Association of Realtors.  The rise in existing home sales is the largest monthly gain since August 2011.  In the Midwest, existing home sales jumped 8.7% to 1.13 million in May 2014 but are still 7.4% below May 2013.   The median price in the Midwest was $165,900, which is up 4% from a year ago.

Permit activity continues to be constrained at least partially due to smaller builders’ limited access to credit, builder concerns about the re-emergence of entry-level consumers to the market in the face of student debt and tighter credit underwriting standards and a general decline in affordability and purchase power over the last year. While tight inventories will help to sustain price growth, it also limits turnover and could further erode affordability. Without a stronger response from home builders, consumers may struggle with options and affordability if income growth cannot compensate.

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

In the six months ended June 30, 2014, Great Southern's total assets increased $352.7 million, or 9.9%, from $3.56 billion at December 31, 2013, to $3.91 billion at June 30, 2014. Full details of the current period changes in total assets are provided in the “Comparison of Financial Condition at June 30, 2014 and December 31, 2013” section of this Quarterly Report on Form 10-Q.

Loans.  In the six months ended June 30, 2014, net loans increased $351.2 million, or 14.4%, from $2.44 billion at December 31, 2013, to $2.79 billion at June 30, 2014.  Partially offsetting the increases in loans were decreases of $22.8 million in the FDIC-covered loan portfolios.  The net carrying value of the loans acquired in the Valley Bank transaction (acquired non-covered loans) was $159.7 million at June 30, 2014.  Excluding acquired covered loans, acquired non-covered loans and mortgage loans held for sale, total loans increased $212.9 million from December 31, 2013 to June 30, 2014, with increases in several loan types.  The increase was primarily due to the Valley Bank acquisition and partially due to the acquisition of loans totaling $11.0 million as part of the Boulevard Bank transaction in March 2014.  The remainder of the increase was due to loan growth in our existing banking center network, as well as loans originated through the newly opened commercial loan production offices in Tulsa, Okla., and Dallas, Texas.  As loan demand is affected by a variety of factors, including general economic conditions, and because of the competition we face and our focus on pricing discipline and credit quality, we cannot be assured that our loan growth will match or exceed the level of increases achieved in this period or prior years.  The Company's strategy continues to be focused on maintaining credit risk and interest rate risk at appropriate levels.

While our policy allows us to lend up to 95% of the appraised value on single-family properties and up to 90% on two- to four-family residential properties, originations of loans with loan-to-value ratios at those levels are minimal.  When they are made at those levels, private mortgage insurance is typically required for loan amounts above the 80% level unless our analysis determines minimal additional risk to be involved; therefore, these loans are not considered to have more risk to us than other residential loans.  We consider these lending practices to be consistent with, or more conservative than, what we believe to be the norm for banks our size.  At June 30, 2014 and December 31, 2013, an estimated 0.3% and 0.4%, respectively, of total owner occupied one- to four-family residential loans had loan-to-value ratios above 100% at origination.  At June 30, 2014 and December 31, 2013, an estimated 1.9% and 0.5%, respectively, of total non-owner occupied one- to four-family residential loans had loan-to-value ratios above 100% at origination.

At June 30, 2014, troubled debt restructurings totaled $54.3 million, or 1.8% of total loans, up $200,000 from $54.1 million, or 2.3% of total loans, at December 31, 2013.  In addition, the Company acquired loans with a principal balance of $31.2 million, or 1.0% of loans, in the Valley Bank transaction that are classified as troubled debt restructurings.  Concessions granted to borrowers experiencing financial difficulties may include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.  While the types of concessions made have not changed as a result of the economic recession, the number of concessions granted has increased as reflected in the continued high level of troubled debt restructurings.  During the three months ended June 30, 2014, one loan totaling $87,000 was restructured into multiple new loans.  During the six months ended June 30, 2014, two loan totaling $337,000 were each restructured into multiple new loans.  During the year ended December 31, 2013, four loans totaling $3.5 million were each restructured into multiple new loans.  For further information on troubled debt restructurings, see Note 7 of the Notes to Consolidated Financial Statements contained in this report.

The loss sharing agreements with the FDIC are subject to limitations on the types of losses covered and the length of time losses are covered, and are conditioned upon the Bank complying with its requirements in the agreements with the FDIC, including requirements regarding servicing and other loan administration matters.  The loss sharing agreements extend for ten years for single family real estate loans and for five years for other loans.  At June 30, 2014, approximately five years remained on the loss sharing agreement for single family real estate loans acquired from TeamBank and the remaining loans have an estimated average life of two to ten years.  At June 30, 2014, approximately five and one half years remained on the loss sharing agreement for single family real estate loans acquired from Vantus Bank and the remaining loans have an estimated average life of three to twelve years.  At June 30, 2014, approximately seven and one half years remained on the loss sharing agreement for single family real estate loans acquired from Sun Security Bank and the remaining loans have an estimated average life of five to twelve years.  At June 30, 2014, approximately eight years remained on the loss sharing agreement for single family real estate loans acquired from InterBank and the remaining loans have an estimated average life of five to fourteen years.  The loss sharing agreement for non-single family loans acquired from TeamBank ended on June 30, 2014.  Going forward, any additional losses in the non single-family TeamBank portfolio will not be eligible for loss sharing coverage.  The remaining loans have an estimated average life of one to seven years and the non single-family portfolio totaled $28.1 million at June 30, 2014.  At June 30, 2014, approximately three months remained on the loss sharing agreement for non-single family loans acquired from Vantus Bank and the remaining loans have an estimated average life of one to six years.  At June 30, 2014, approximately two and one half years remained on the loss sharing agreement for non-single family loans acquired from Sun Security Bank and the remaining loans have an estimated average life of one to two years.  At June 30, 2014, approximately three years remained on the loss sharing agreement for non-single family loans acquired from InterBank and the remaining loans have an estimated average life of two to five years.  While the expected repayments for certain of the acquired loans extend beyond the terms of the loss sharing agreements, the Bank has identified and will continue to identify problem loans and will make every effort to resolve them within the time limits of the agreements.  The Company may sell any loans remaining at the end of the loss sharing agreement subject to the approval of the FDIC.  Acquired loans are currently included in the analysis and estimation of the allowance for loan losses.  However, when the loss sharing agreements end, the allowance for loan losses related to any acquired loans retained in the portfolio may need to increase if additional weakness or losses are determined to be in the portfolio subsequent to the end of the loss sharing agreements.  The loss sharing agreements and their related limitations are described in detail in Note 8 of the Notes to Consolidated Financial Statements contained in this report.

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

Available-for-sale Securities.  In the six months ended June 30, 2014, Great Southern's available-for-sale securities increased $13.7 million, or 2.5%, from $555.3 million at December 31, 2013, to $569.0 million at June 30, 2014.  The increase was primarily due to $88.5 million of securities acquired in the Valley Bank transaction, offset by the sale of the Company’s Small Business Administration loan pools securities during the period and normal monthly payments received related to the portfolio of mortgage-backed securities.  The Small Business Administration securities were sold at a gain of $569,000.  The Valley Bank securities acquired were subsequently sold in July 2014 at a gain of approximately $175,000.

Cash and Cash Equivalents.  Great Southern had cash and cash equivalents of $223.2 million at June 30, 2014, a decrease of $4.7 million, or 2.1%, from $227.9 million at December 31, 2013. The decrease in cash and cash equivalents during the period was primarily due to the repayment of $130 million of Federal Home Loan Bank (FHLBank) advances and structured repurchase agreements and the origination of new loans.  Offsetting these decreases were increases of $109 million of cash and cash equivalents received in the Valley Bank FDIC- assisted acquisition in June 2014, $80 million of cash received related to the Boulevard Bank transaction in March 2014, and proceeds received from the sale of the Company’s Small Business Administration loan pool securities during the period.

Deposits.  The Company attracts deposit accounts through its retail branch network, correspondent banking and corporate services areas, and brokered deposits. The Company then utilizes these deposit funds, along with Federal Home Loan Bank advances and other borrowings, to meet loan demand or otherwise fund its activities. In the six months ended June 30, 2014, total deposit balances increased $393.1 million, or 14.0%.  Approximately $366 million of deposits were acquired in the FDIC-assisted acquisition of Valley Bank in June 2014.  Approximately $92 million of deposits were acquired in the Boulevard Bank transaction in March 2014.  Transaction account balances increased $276.0 million to $2.09 billion at June 30, 2014, up from $1.81 billion at December 31, 2013, while retail certificates of deposit increased $151.1 million to $1.02 billion at June 30, 2014, up from $867.6 million at December 31, 2013.  In addition, at June 30, 2014 and December 31, 2013, Bank customer deposits totaling $42.3 million and $76.3 million, respectively, were part of the CDARS program which allows Bank customers to maintain balances in an insured manner that would otherwise exceed the FDIC deposit insurance limit. The FDIC counts these deposits as brokered, but these are deposit accounts that we generate with customers in our local markets.

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

The negative impact of declining loan interest rates has been mitigated by the positive effects of the Company’s loans which have interest rate floors. At June 30, 2014, the Company had a portfolio (excluding the loans acquired in the FDIC-assisted transactions) of prime-based loans totaling approximately $494 million with rates that change immediately with changes to the prime rate of interest.  Of those loans, $467 million also had interest rate floors. These floors were at varying rates, with $16 million of these loans having floor rates of 7.0% or greater and another $255 million of these loans having floor rates between 5.0% and 7.0%. In addition, $197 million of these loans have floor rates between 3.25% and 5.0%.  At June 30, 2014, all of these loans were at their floor rates.  At June 30, 2014, the Company had a portfolio (excluding the loans acquired in the FDIC-assisted transactions) of GSB prime-based loans totaling approximately $221 million with rates that change immediately with changes to the GSB prime rate of interest.  Of those loans, $208 million also had interest rate floors.  At June 30, 2014, all of these loans were at their floor rates.  The loan yield for the total loan portfolio was approximately 161 basis points and 185 basis points higher than the national "prime rate of interest" at June 30, 2014 and December 31, 2013, respectively, partly because of these interest rate floors. While interest rate floors have had an overall positive effect on the Company’s results during this period, they do subject the Company to the risk that borrowers will elect to refinance their loans with other lenders.  To the extent economic conditions improve, the risk that borrowers will seek to refinance their loans increases.

Non-Interest Income and Operating Expenses.  The Company's profitability is also affected by the level of its non-interest income and operating expenses. Non-interest income consists primarily of service charges and ATM fees, accretion income (net of amortization) related to the FDIC-assisted acquisitions, late charges and prepayment fees on loans, gains on sales of loans and available-for-sale investments and other general operating income.  In 2014 and 2013, increases in the cash flows expected to be collected from the FDIC-covered loan portfolios resulted in amortization (expense) recorded relating to reductions of expected reimbursements under the loss sharing agreements with the FDIC, which are recorded as indemnification assets.  Non-interest income may also be affected by the Company's interest rate hedging activities, if the Company chooses to implement hedges.  See Note 15 “Derivatives and Hedging Activities” included in Item 1 for additional information regarding the Bank’s hedging activities.

Operating expenses consist primarily of salaries and employee benefits, occupancy-related expenses, expenses related to foreclosed assets, postage, FDIC deposit insurance, advertising and public relations, telephone, professional fees, office expenses and other general operating expenses.  Details of the current period changes in non-interest income and non-interest expense are provided in the “Results of Operations and Comparison for the Three and Six Months Ended June 30, 2014 and 2013” section of this Quarterly Report on Form 10-Q.

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

Effective January 1, 2015, the new rules also revise the prompt corrective action framework, which is designed to place restrictions on insured depository institutions if their capital levels show signs of weakness. Under the new prompt corrective action requirements, insured depository institutions would be required to meet the following in order to qualify as “well capitalized:” (i) a common equity Tier 1 risk-based capital ratio of at least 6.5%; (ii) a Tier 1 risk-based capital ratio of at least 8%; (iii) a total risk-based capital ratio of at least 10%; and (iv) a Tier 1 leverage ratio of at least 5%.

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

FDIC-Assisted Acquisition of Certain Assets and Liabilities

On June 20, 2014, Great Southern Bank entered into a purchase and assumption agreement with the FDIC to purchase, at a discount of approximately $37.5 million, a substantial portion of the loans and investment securities, as well as certain other assets, and assume all of the deposits, as well as certain other liabilities of Valley Bank (“Valley”), a full-service bank headquartered in Moline, IL, with significant operations in Iowa.  Valley Bank operated 13 locations – six locations in the Quad Cities market and seven in central Iowa, primarily in the Des Moines market area.  Great Southern already operates six banking centers in the central Iowa/Des Moines region.  Assets with a fair value of approximately $378.7 million were acquired, including $165.1 million of loans, $88.5 million of investment securities, $109.4 million of cash and cash equivalents, $10.9 million of premises and $2.1 million of accrued interest receivable and other assets.  A core deposit intangible asset of $2.8 million was also recorded.  Liabilities with a fair value of $367.9 million were assumed, including $366.0 million of deposits and $1.9 million of other liabilities.

Under the agreement with the FDIC, Great Southern assumed the deposits of Valley Bank at no premium. Additionally, Great Southern purchased the loans, a high percentage of which were performing, at an overall discount of approximately $37.5 million. The FDIC retained a portion of the loans and all of the other real estate owned of Valley in the transaction and there was no loss sharing agreement between the FDIC and Great Southern.

The Company recorded a preliminary one-time gain of $10.8 million (pre-tax) based upon the initial estimated fair value of the assets acquired and liabilities assumed in accordance with FASB ASC 805, Business Combinations, during the quarter ended June 30, 2014. FASB ASC 805 allows a measurement period of up to one year to adjust initial fair value estimates as of the acquisition date. The Company will continue to evaluate the fair value estimates and, if necessary, they may be adjusted during the measurement period. Additional income may be recognized in future periods as loans are collected from customers, but we cannot estimate the timing of this income due to the variables associated with this transaction. Based on the level of discounts and the nature of the loans acquired, none of the acquired Valley Bank loans are considered non-performing, as we have a reasonable expectation to recover both the discounted book balances of such loans as well as a yield on the discounted book balances.

A portion of the bargain purchase gain arose from the fair values estimated for the core deposit intangible ($2.8 million) and a premium recorded on the acquired loan portfolio related to the yield expected on the portfolio compared to current market rates for similar loan portfolios ($2.0 million).  The core deposit intangible will be amortized to non-interest expense over seven years.  The fair value yield adjustment will be amortized as a reduction to interest income over the estimated life of the various loan pools.  Both of these will be non-cash expense items.

The former Valley Bank franchise is operating under the Great Southern name. The Company expects to convert the Valley Bank operational systems into Great Southern’s systems on October 24, 2014, which will allow all Great Southern and former Valley Bank customers to conduct business at any banking center throughout the Great Southern six-state retail franchise. Upon completion of the operational conversion, back office operations will be consolidated.  The Company anticipates purchasing from the FDIC most of the real estate, furniture and fixtures of the former Valley branch locations currently being operated, but consolidation of part of the former Valley network is anticipated. The Company expects to close the Moline banking center and Altoona, Iowa, banking center prior to the systems conversion in October. In addition, the leased banking center in Ames, Iowa, will be relocated prior to systems conversion to a purchased former bank facility, which is expected to provide Ames customers better service and access.  The exact cost of the real estate and personal property to be acquired as part of this transaction will be determined at a later date based on current appraisals, but the Company expects the cost to be in the range of $11-15 million ($10.9 million of which has already been paid by the Company).

Valley presented an attractive franchise for the Company to acquire because it provided the opportunity for expansion in the Company’s existing Des Moines/Central Iowa market and into a new complementary market in the Quad Cities through banking centers which, for the most part, held competitive market positions in both loans and deposits.  These markets should provide new or enhanced opportunities for commercial and real estate lending.  They are in areas that enjoy relatively low unemployment and significant business activity.  While this transaction did not include loss sharing agreements with the FDIC, the Company was able to bid on certain loan pools and exclude certain loan pools from the transaction.

Business Initiatives

Several initiatives are underway related to the Company’s banking center network, including those referenced in the above “FDIC-assisted Acquisition” section. Two new banking centers were opened in June 2014.  A new banking center began operating in Fayetteville, Ark., a part of the Northwest Arkansas region and home to the University of Arkansas. This opening represents the second office in Northwest Arkansas, the other located in nearby Rogers, Ark.  A new office was also opened in Ferguson, Mo., representing the eighth banking center in the St. Louis metropolitan area.

As previously announced, in conjunction with our Neosho, Mo.–based Boulevard Bank transaction, one of our banking centers in Neosho, Mo., was closed in June and relocated directly across the street into a banking center acquired in the Boulevard Bank transaction.  In September 2014, two other banking centers are expected to close - one each in Lamar, Mo., and Johnston, Iowa.  Both of these offices were leased and were underutilized.

The Company recently purchased a former bank office building in Leawood, Johnson County, Kan., a suburb of the Kansas City metropolitan market area. Scheduled to be open for business in mid-2015, the office will house the commercial lending group, currently located in nearby Overland Park, Kan., and a retail banking center.

Comparison of Financial Condition at June 30, 2014 and December 31, 2013

During the six months ended June 30, 2014, the Company’s total assets increased by $352.7 million to $3.91 billion.  Most of the increase was attributable to the FDIC-assisted acquisition of Valley.  See Note 16 of the Notes to the Consolidated Financial Statements for details of the Valley acquisition.

Net loans increased $351.2 million from December 31, 2013, to $2.79 billion at June 30, 2014.  Excluding acquired covered loans, acquired non-covered loans and mortgage loans held for sale, total loans increased $212.9 million from December 31, 2013, to June 30, 2014, with increases primarily in the areas of commercial real estate loans, consumer loans, construction loans, commercial business loans and other residential loans.  Offsetting these increases were decreases in net loans acquired in the 2009, 2011 and 2012 FDIC-assisted transactions of $22.8 million, or 5.9%.  The net carrying value of the loans acquired in the Valley transaction was $159.7 million at June 30, 2014.  The Company's strategy continues to be focused on maintaining credit risk and interest rate risk at appropriate levels given the current credit and economic environments.

Cash and cash equivalents decreased $4.7 million as compared to December 31, 2013.  The decrease resulted from the repayment of $130 million of Federal Home Loan Bank advances and structured repurchase agreements and the origination of new loans.  Offsetting these decreases were increases of $109 million of cash and cash equivalents received in the Valley FDIC-assisted acquisition in June 2014, $80 million of cash received related to the Boulevard Bank transaction in March 2014, and proceeds received from the sale of the Company’s Small Business Administration loan pool securities during the period.

The Company's available-for-sale securities increased $13.7 million compared to December 31, 2013.  The increase was due to $88.5 million of securities acquired in the Valley transaction, offset by the sale of the Company’s Small Business Administration loan pools securities during the period and normal monthly payments received related to the portfolio of mortgage-backed securities.  The Small Business Administration securities were sold at a gain of $569,000.  The Valley securities acquired were subsequently sold in July 2014 at a gain of approximately $175,000.

The FDIC indemnification asset decreased $14.4 million from December 31, 2013, partially due to the billing and collection of realized losses from the FDIC and primarily due to estimated improved cash flows to be collected from the loan obligors, resulting in reductions in payments expected to be received from the FDIC.  The expected cash flows are further discussed in Note 8 of the Notes to Consolidated Financial Statements.

Total liabilities increased $333.8 million from $3.18 billion at December 31, 2013 to $3.51 billion at June 30, 2014.  The increase was primarily attributable to increases in deposits, offset by decreases in Federal Home Loan Bank advances and structured repurchase agreements.  Total deposits increased $393.1 million from December 31, 2013.  Approximately $366 million of the increase was due to deposits acquired in the FDIC-assisted acquisition of Valley in June 2014.  Approximately $92 million of the increase was due to the acquisition of deposits from Boulevard Bank in March 2014.  Transaction account balances increased $276.0 million to $2.09 billion at June 30, 2014, up from $1.81 billion at December 31, 2013, while retail certificates of deposit increased $151.1 million to $1.02 billion at June 30, 2014, up from $867.6 million at December 31, 2013.  In addition, at June 30, 2014 and December 31, 2013, Bank customer deposits totaling $42.3 million and $76.3 million, respectively, were part of the CDARS program which allows Bank customers to maintain balances in an insured manner that would otherwise exceed the FDIC deposit insurance limit. The FDIC counts these deposits as brokered, but these are deposit accounts that we generate with customers in our local markets. The Company did not actively try to grow CDARS customer deposits during the current period and decreased interest rates offered on these deposits during the six months ended June 30, 2014.

Federal Home Loan Bank advances decreased $35.1 million from $126.8 million at December 31, 2013 to $91.7 million at June 30, 2014.  The decrease was due to $80 million of advances which were repaid by the Company in June of 2014, offset by $50 million of short-term borrowings from the Federal Home Loan Bank in June of 2014, which were used for liquidity purposes related to the timing of selling securities acquired in the Valley transaction.

Structured repurchase agreements decreased $50 million, from $50 million at December 31, 2013, to $0 at June 30, 2014, as the Company repaid these borrowings in June of 2014.

Securities sold under reverse repurchase agreements with customers increased $22.7 million from December 31, 2013, to June 30, 2014.  These balances fluctuate over time based on customer demand for this product.

Total stockholders' equity increased $18.9 million from $380.7 million at December 31, 2013 to $399.6 million at June 30, 2014.  The Company recorded net income of $19.9 million for the six months ended June 30, 2014, and common and preferred dividends declared were $5.8 million.  Accumulated other comprehensive income increased $4.4 million due to increases in the fair value of available-for-sale investment securities.  In addition, total stockholders’ equity increased $545,000 due to stock option exercises and decreased $481,000 due to re-purchases of the Company’s common stock.

Results of Operations and Comparison for the Three and Six Months Ended June 30, 2014 and 2013

General

Net income was $11.0 million for the three months ended June 30, 2014 compared to net income of $8.2 million for the three months ended June 30, 2013. This increase of $2.8 million, or 34.4%, was primarily due to a decrease in provision for loan losses of $2.2 million, or 60.2%, an increase in net interest income of $1.5 million, or 3.8%, and an increase in non-interest income of $8.3 million, or 356%, partially offset by an increase in non-interest expense of $7.7 million, or 28.8%, and an increase in income tax expense of $1.5 million, or 66.0%.  Net income available to common stockholders was $10.9 million and $8.1 million for the three months ended June 30, 2014 and 2013, respectively.

Net income was $19.9 million for the six months ended June 30, 2014 compared to net income of $16.6 million for the three months ended June 30, 2013. This increase of $3.3 million, or 19.6%, was primarily due to a decrease in provision for loan losses of $8.7 million, or 73.5%, and an increase in non-interest income of $6.3 million, or 120%, partially offset by an increase in non-interest expense of $7.7 million, or 14.6%, a decrease in net interest income of $2.7 million, or 3.3%, and an increase in income tax expense of $1.4 million, or 30.3%.  Net income available to common stockholders was $19.6 million and $16.3 million for the six months ended June 30, 2014 and 2013, respectively.

Total Interest Income

Total interest income increased $903,000, or 2.1%, during the three months ended June 30, 2014 compared to the three months ended June 30, 2013.  The increase was due to a $2.1 million increase in interest income on loans, partially offset by a $1.1 million decrease in interest income on investments and other interest-earning assets.  Interest income on loans increased for the three months ended June 30, 2014, due to higher average balances on loans, partially offset by lower average rates of interest.  Total interest income decreased $4.2 million, or 4.6%, during the six months ended June 30, 2014 compared to the six months ended June 30, 2013.  The decrease was due to a $2.7 million decrease in interest income on investments and other interest-earning assets and a $1.4 million decrease in interest income on loans.  Interest income on loans decreased for the three months ended June 30, 2014 due to lower average rates of interest, partially offset by higher average balances.  Interest income from investment securities and other interest-earning assets decreased during the three and six months ended June 30, 2014 compared to the same periods in 2013 primarily due to lower average balances. The lower average balances of investments were primarily due to the sale of the Company’s Small Business Administration loan pools securities and as a result of management’s decision to not reinvest mortgage-backed securities’ monthly cash flows back into investments.  Prepayments on the mortgages underlying these securities resulted in amortization of premiums which also reduced yields.

Interest Income – Loans

During the three months ended June 30, 2014 compared to the three months ended June 30, 2013, interest income on loans increased due to higher average balances, partially offset by lower average interest rates.

Interest income increased $3.8 million as the result of higher average loan balances, which increased from $2.40 billion during the three months ended June 30, 2013, to $2.64 billion during the three months ended June 30, 2014.  The higher average balances were primarily due to increases in commercial real estate loans, commercial business loans, other residential loans and consumer loans.  The Company acquired $165.1 million in loans as part of the Valley FDIC-assisted transaction on June 20, 2014.

Interest income decreased $1.7 million as a result of lower average interest rates on loans.  The average yield on loans decreased from 6.58% during the three months ended June 30, 2013, to 6.29% during the three months ended June 30, 2014.  This decrease was due to lower overall loan rates, offset by a higher amount of accretion income in the current year period compared to the prior year period resulting from the increases in expected cash flows to be received from the FDIC-acquired loan pools as previously discussed in Note 8 of the Notes to Consolidated Financial Statements.  On an on-going basis, the Company estimates the cash flows expected to be collected from the acquired loan pools. This cash flows estimate has increased, based on the payment histories and reduced loss expectations of the loan pools, resulting in adjustments to be spread on a level-yield basis over the remaining expected lives of the loan pools. The increases in expected cash flows also reduced the amount of expected reimbursements under the loss sharing agreements with the FDIC, which are recorded as indemnification assets. Therefore, the expected indemnification assets have also been reduced, resulting in adjustments to be amortized on a comparable basis over the remainder of the loss sharing agreements or the remaining expected life of the loan pools, whichever is shorter.  For the three months ended June 30, 2014 and 2013, the adjustments increased interest income by $9.1 million and $7.7 million, respectively, and decreased non-interest income by $7.5 million and $6.6 million, respectively.  The net impact to pre-tax income was $1.6 million and $1.0 million for the three months ended June 30, 2014 and 2013, respectively.  As of June 30, 2014, the remaining accretable yield adjustment that will affect interest income is $33.3 million and the remaining adjustment to the indemnification assets, including the effects of the clawback liability related to InterBank, that will affect non-interest income (expense) is $(28.9 million).  Of the remaining adjustments, we expect to recognize $13.6 million of interest income and $(11.4 million) of non-interest income (expense) in the remainder of 2014.  Additional adjustments may be recorded in future periods from the FDIC-assisted transactions, as the Company continues to estimate expected cash flows from the acquired loan pools.  Apart from the yield accretion, the average yield on loans was 4.91% for the three months ended June 30, 2014, down from 5.30% for the three months ended June 30, 2013, as a result of loan pay-offs and normal amortization of higher-rate loans and new loans that were made at current lower market rates.

During the six months ended June 30, 2014 compared to the six months ended June 30, 2013, interest income on loans decreased due to lower average interest rates, partially offset by higher average balances.

Interest income decreased $7.5 million as a result of lower average interest rates on loans.  The average yield on loans decreased from 6.91% during the six months ended June 30, 2013, to 6.30% during the six months ended June 30, 2014.  This decrease was due to a reduction in overall loan rates and a decrease in additional yield accretion recognized in conjunction with the fair value of the loan pools acquired in the FDIC-assisted transactions as discussed above for the three months ended June 30, 2014 and as previously discussed in Note 8 of the Notes to Consolidated Financial Statements.  The adjustments increased interest income by $17.0 million and decreased non-interest income by $13.8 million during the six months ended June 30, 2014, for a net impact of $3.2 million to pre-tax income.  The adjustments increased interest income by $18.1 million and decreased non-interest income by $15.0 million during the six months ended June 30, 2013, for a net impact of $3.1 million to pre-tax income.  Apart from the yield accretion, the average yield on loans was 4.98% for the six months ended June 30, 2014, down from 5.39% for the six months ended June 30, 2013 for reasons discussed above.

Partially offsetting the decrease in interest income described above, interest income increased $6.1 million as the result of higher average loan balances, which increased from $2.40 billion during the six months ended June 30, 2013, to $2.58 billion during the six months ended June 30, 2014.  The higher average balances were primarily due to increases in commercial real estate loans, commercial business loans, other residential loans and consumer loans.  The Company acquired $165.1 million in loans as part of the Valley FDIC-assisted transaction on June 20, 2014.

Interest Income – Investments and Other Interest-earning Assets

Interest income on investments and other interest-earning assets decreased in the three months ended June 30, 2014 compared to the three months ended June 30, 2013.  Interest income decreased $1.4 million as a result of a decrease in average balances from $1.12 billion during the three months ended June 30, 2013, to $779.5 million during the three months ended June 30, 2014.  Average balances of securities decreased due primarily to the sale of the Company’s Small Business Administration loan pools securities in the current period, sales of other investment securities in previous periods and the normal monthly payments received on the portfolio of mortgage-backed securities, with proceeds being used to fund new loan originations.  Interest income increased $242,000 due to an increase in average interest rates from 1.47% during the three months ended June 30, 2013, to 1.53% during the three months ended June 30, 2014.

Interest income on investments and other interest-earning assets decreased in the six months ended June 30, 2014 compared to the six months ended June 30, 2013. Interest income decreased $2.8 million as a result of a decrease in average balances from $1.16 billion during the six months ended June 30, 2013, to $779.0 million during the six months ended June 30, 2014.  The reasons for these changes in the comparable six-month periods are the same as those described previously for the comparable three-month periods.  Interest income increased $87,000 as a result of an increase in average interest rates from 1.52% during the six months ended June 30, 2013, to 1.55% during the six months ended June 30, 2014.

The Company’s interest-earning deposits and non-interest-earning cash equivalents currently earn very low or no yield and therefore negatively impact the Company’s net interest margin. At June 30, 2014, the Company had cash and cash equivalents of $223.2 million compared to $227.9 million at December 31, 2013.  See "Net Interest Income" for additional information on the impact of this interest activity.

Total Interest Expense

Total interest expense decreased $567,000, or 11.4%, during the three months ended June 30, 2014, when compared with the three months ended June 30, 2013, due almost entirely to a decrease in interest expense on deposits of $511,000, or 15.7%.

Total interest expense decreased $1.5 million, or 14.3%, during the six months ended June 30, 2014, when compared with the three months ended June 30, 2013, due almost entirely to a decrease in interest expense on deposits of $1.4 million, or 20.3%.

Interest Expense – Deposits

Interest expense on demand deposits decreased $88,000 due to a decrease in average rates from 0.24% during the three months ended June 30, 2013, to 0.22% during the three months ended June 30, 2014. Average interest rates decreased due to lower overall market rates of interest in the 2014 period and because the Company continued to pay lower rates in line with the market during the three months ended June 30, 2014 when compared to the same period in 2013.  Market rates of interest on checking and money market accounts have decreased since late 2007 when the FRB began reducing short-term interest rates.  Interest expense on demand deposits decreased $79,000 due to a decrease in average balances from $1.60 billion during the three months ended June 30, 2013, to $1.47 billion during the three months ended June 30, 2014. The decrease in average balances of interest-bearing demand deposits was primarily a result of the elimination of interest on certain deposit types and decreases in NOW accounts and money market accounts, including accounts with collateralized deposit balances.  The actual balance of demand deposits increased during the quarter due to the assumption of $186.9 million of demand deposits from Valley, however, since that occurred on June 20, 2014, it affected the average balances for only a few days of the quarter.   The average balance of non-interest-bearing demand deposit accounts increased $134.5 million, from $406.7 million for the three months ended June 30, 2013 to $541.2 million for the three months ended June 30, 2014.

Interest expense on demand deposits decreased $339,000 due to a decrease in average rates from 0.27% during the six months ended June 30, 2013, to 0.22% during the six months ended June 30, 2014.  Interest expense on demand deposits decreased $241,000 due to a decrease in average balances from $1.62 billion during the six months ended June 30, 2013, to $1.42 billion during the six months ended June 30, 2014.  The reasons for the decrease in interest rates in the comparable six-month periods are the same as those described previously for the comparable three-month periods.

Interest expense on time deposits decreased $191,000 due to a decrease in average balances of time deposits from $1.08 billion during the three months ended June 30, 2013, to $990.6 million during the three months ended June 30, 2014.  The decrease in time deposit balances was primarily due to some customers choosing not to renew their deposits with us upon maturity due to lower rates offered by the Company.  Also contributing to the decrease was the decrease in CDARS deposits of $24.9 million compared to June 30, 2013.  Interest expense on time deposits decreased $153,000 as a result of a decrease in average rates of interest from 0.85% during the three months ended June 30, 2013, to 0.79% during the three months ended June 30, 2014 due to a reduction in market rates of interest.  A large portion of the Company’s certificate of deposit portfolio matures within one to two years and therefore reprices fairly quickly; this is consistent with the portfolio over the past several years.

Interest expense on time deposits decreased $563,000 due to a decrease in average balances from $1.13 billion during the six months ended June 30, 2013, to $984.0 million during the six months ended June 30, 2014.  Interest expense on time deposits decreased $233,000 due to a decrease in average rates from 0.83% during the six months ended June 30, 2013, to 0.79% during the six months ended June 30, 2014.  The reasons for these changes in the comparable six-month periods are the same as those described previously for the comparable three-month periods.

Interest Expense – FHLBank Advances, Short-term Borrowings and Structured Repo Borrowings and Subordinated Debentures Issued to Capital Trusts

During the three months ended June 30, 2014 compared to the three months ended June 30, 2013, interest expense on FHLBank advances increased due to higher average balances, partially offset by lower average rates of interest.  Interest expense on FHLBank advances increased $62,000 due to an increase in average balances from $126.8 million during the three months ended June 30, 2013, to $135.1 million during the three months ended June 30, 2014. This increase was primarily due to additional short-term FHLBank advances obtained by the Company during the three month period, though the Company repaid $80 million of FHLBank advances very close to the end of the three month period.  Partially offsetting this increase was a decrease in interest expense on FHLBank advances of $41,000 due to a decrease in average interest rates from 3.13% in the three months ended June 30, 2013, to 3.00% in the three months ended June 30, 2014.

During the six months ended June 30, 2014 compared to the six months ended June 30, 2013, interest expense on FHLBank advances increased due to higher average balances, partially offset by lower average rates of interest.  Interest expense on FHLBank advances increased $59,000 due to an increase in average balances from $126.7 million during the six months ended June 30, 2013, to $130.8 million during the six months ended June 30, 2014.  Interest expense on FHLBank advances decreased $38,000 due to a decrease in average interest rates from 3.12% in the six months ended June 30, 2013, to 3.06% in the six months ended June 30, 2014.  The reasons for these changes in the comparable six-month periods are the same as those described previously for the comparable three-month periods.

Interest expense on short-term and structured repo borrowings decreased $138,000 due to a decrease in average balances from $255.8 million during the three months ended June 30, 2013, to $199.6 million during the three months ended June 30, 2014.  Interest expense on short-term and structured repo borrowings increased $62,000 due to an increase in average rates on short-term borrowings from 0.92% in the three months ended June 30, 2013, to 1.03% in the three months ended June 30, 2014.  The decrease in balances of short-term borrowings in the three month period was primarily due to decreases in average securities sold under repurchase agreements with the Company’s deposit customers, which tend to fluctuate.  In addition, $50 million of structured repurchase agreements were repaid by the Company very close to the end of the 2014 three month period.  The reduced balance of these lower-rate securities sold under repurchase agreements led to the increase in average interest rates in this overall category.

Interest expense on short-term and structured repo borrowings decreased $264,000 due to a decrease in average balances from $257.9 million during the six months ended June 30, 2013, to $204.4 million during the six months ended June 30, 2014.  Interest expense on short-term and structured repo borrowings increased $163,000 due to an increase in average rates on short-term borrowings from 0.92% in the six months ended June 30, 2013, to 1.06% in the six months ended June 30, 2014.  The reasons for these changes in the comparable six-month periods are the same as those described previously for the comparable three-month periods.

During the three months and six months ended June 30, 2014, compared to the three and six months ended June 30, 2013, interest expense on subordinated debentures issued to capital trusts were almost unchanged.  Average interest rates were 1.82% in the three months ended June 30, 2014, compared to 1.80% in the three months ended June 30, 2014.  Average interest rates were 1.83% in the six months ended June 30, 2013 compared to 1.79% in the six months ended June 30, 2014.  These are variable-rate debentures which bear interest at an average rate of three-month LIBOR plus 1.57%, adjusting quarterly.

Net Interest Income

Net interest income for the three months ended June 30, 2014 increased $1.5 million to $40.0 million compared to $38.5 million for the three months ended June 30, 2013. Net interest margin was 4.69% in the three months ended June 30, 2014, compared to 4.39% in the three months ended June 30, 2013, an increase of 30 basis points, or 6.8%.  In both three-month periods, the Company’s margin was positively impacted primarily by the increases in expected cash flows to be received from the FDIC-acquired loan pools and the resulting increase to accretable yield which were previously discussed in Note 8 of the Notes to Consolidated Financial Statements. The positive impact of these changes on the three months ended June 30, 2014 and 2013 were increases in interest income of $9.1 million and $7.7 million, respectively, and increases in net interest margin of 107 basis points and 88 basis points, respectively.  Excluding the positive impact of the additional yield accretion, net interest margin increased 11 basis points when compared to the year-ago quarter.  During 2013 and the first six months of 2014, market rates on checking and savings deposits remained very low and retail time deposits renewed at somewhat lower rates of interest.  The positive impact from lower deposit rates has diminished as market rates for such deposits are no longer declining.  The Company has also experienced decreases in yields on loans and investments, excluding the yield accretion income discussed above, when compared to the previous periods.  Existing loans continue to repay, and in many cases new loans are originated at rates which are lower than the rates on those repaying loans and may be lower than existing average portfolio rates.

The Company's overall average interest rate spread increased 27 basis points, or 6.3%, from 4.31% during the three months ended June 30, 2013, to 4.58% during the three months ended June 30, 2014. The gross change was due to a 26 basis point increase in the weighted average yield on interest-earning assets and a one basis point decrease in the weighted average rate paid on interest-bearing liabilities. In comparing the two periods, the yield on loans decreased

29 basis points while the yield on investment securities and other interest-earning assets increased four basis points. The rate paid on deposits decreased four basis points, the rate paid on subordinated debentures issued to capital trusts decreased two basis points, the rate paid on FHLBank advances decreased 13 basis points, and the rate paid on short-term borrowings increased 11 basis points.

Net interest income for the six months ended June 30, 2014 decreased $2.7 million to $77.9 million compared to $80.6 million for the six months ended June 30, 2013.  Net interest margin was 4.68% in the six months ended June 30, 2014, compared to 4.57% in the six months ended June 30, 2013, an increase of 11 basis points, or 2.4%.  In both six-month periods, the Company’s margin was positively impacted primarily by the increases in expected cash flows to be received from the FDIC-acquired loan pools and the resulting increase to accretable yield which were previously discussed in Note 8 of the Notes to Consolidated Financial Statements. The positive impact of these changes on the six months ended June 30, 2014 and 2013 were increases in interest income of $17.0 million and $18.1 million, respectively, and increases in net interest margin of 102 basis points and 103 basis points, respectively.  Excluding the positive impact of the additional yield accretion, net interest margin increased 11 basis points when compared to the year-ago period.

The Company's overall interest rate spread increased seven basis points, or 1.6%, from 4.50% during the six months ended June 30, 2013, to 4.57% during the six months ended June 30, 2014. The gross change was due to a five basis point increase in the weighted average yield on interest-earning assets, and a two basis point decrease in the weighted average rate paid on interest-bearing liabilities.  In comparing the two periods, the yield on loans decreased 61 basis points while the yield on investment securities and other interest-earning assets decreased three basis points. The rate paid on deposits decreased five basis points, the rate paid on subordinated debentures issued to capital trusts decreased four basis points, the rate paid on short-term borrowings increased 14 basis points and the rate paid on FHLBank advances decreased six basis points.

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

The provision for loan losses for the three months ended June 30, 2014, decreased $2.2 million to $1.5 million when compared with the three months ended June 30, 2013.  The provision for loan losses for the six months ended June 30, 2014, decreased $8.7 million to $3.2 million when compared with the six months ended June 30, 2013.  At June 30, 2014, the allowance for loan losses was $38.1 million, a decrease of $2.0 million from December 31, 2013.  Total net charge-offs were $1.6 million and $4.0 million for the three months ended June 30, 2014 and 2013, respectively.  Two relationships made up $939,000 of the net charge-off total for the three months ended June 30, 2014.  Total net charge-offs were $5.2 million and $12.4 million for the six months ended June 30, 2014 and 2013, respectively.  The decrease in net charge-offs and provision for loan losses in the three and six months ended June 30, 2014, were consistent with our expectations, as indicated in previous filings.  General market conditions, and more specifically, real estate absorption rates and unique circumstances related to individual borrowers and projects also contributed to the level of provisions and charge-offs.  As properties were categorized as potential problem loans, non-performing loans or foreclosed assets, evaluations were made of the values of these assets with corresponding charge-offs as appropriate.

Loans acquired in the 2009, 2011 and 2012 FDIC-assisted transactions are covered by loss sharing agreements between the FDIC and Great Southern Bank which afford Great Southern Bank at least 80% protection from losses in the acquired portfolio of loans.  The FDIC loss sharing agreements are subject to limitations on the types of losses covered and the length of time losses are covered and are conditioned upon the Bank complying with its requirements in the agreements with the FDIC.  These limitations are described in detail in Note 8 of the Notes to Consolidated Financial Statements.  The acquired loans were grouped into pools based on common characteristics and were recorded at their estimated fair values, which incorporated estimated credit losses at the acquisition dates.  These loan pools are systematically reviewed by the Company to determine the risk of losses that may exceed those identified at the time of the acquisition.  Techniques used in determining risk of loss are similar to those used to determine the risk of loss for the legacy Bank portfolio, with most focus being placed on those loan pools which include the larger loan relationships and those loan pools which exhibit higher risk characteristics.  Review of the acquired loan portfolio also includes meetings with customers, review of financial information and collateral valuations to determine if any additional losses are apparent.  Former Valley loans are accounted for in pools and were recorded at their fair value at the time of the acquisition as of June 20, 2014; therefore, these loan pools are analyzed rather than the individual loans.

The loss sharing agreement for the non-single-family portion of the loans acquired in the TeamBank transaction ended on March 31, 2014.  Any additional losses in that non single-family portfolio will not be eligible for loss sharing coverage. At this time, the Company does not expect any material losses in this non-single-family loan portfolio, which totaled $28.1 million at June 30, 2014.

The Bank’s allowance for loan losses as a percentage of total loans, excluding loans covered by the FDIC loss sharing agreements, was 1.54%, 1.92% and 2.08% at June 30, 2014, December 31, 2013, and June 30, 2013, respectively. Management considers the allowance for loan losses adequate to cover losses inherent in the Company’s loan portfolio at June 30, 2014, based on recent reviews of the Company’s loan portfolio and current economic conditions. If economic conditions were to deteriorate or management’s assessment of the loan portfolio were to change, it is possible that additional loan loss provisions would be required, thereby adversely affecting future results of operations and financial condition.

Non-performing Assets

Former TeamBank (portion of loans still covered by loss sharing agreement), Vantus Bank, Sun Security Bank and InterBank non-performing assets, including foreclosed assets, are not included in the totals or in the discussion of non-performing loans, potential problem loans and foreclosed assets below due to the respective loss sharing agreements with the FDIC, which cover at least 80% of principal losses that may be incurred in these portfolios for the applicable terms under the agreements.  At June 30, 2014, there were no material non-performing assets that were previously covered, and are now not covered, under the TeamBank non-single-family loss sharing agreement.  Former Valley Bank loans are also excluded from the totals and the discussion of non-performing loans, potential problem loans and foreclosed assets below, although they are not covered by a loss sharing agreement.  Former Valley Bank loans are accounted for in pools and were recorded at their fair value at the time of the acquisition as of June 20, 2014; therefore, these loan pools are analyzed rather than the individual loans.  In addition, FDIC-supported TeamBank, Vantus Bank, Sun Security Bank and InterBank assets were initially recorded at their estimated fair values as of their acquisition dates of March 20, 2009, September 4, 2009, October 7, 2011 and April 27, 2012, respectively.  The overall performance of the FDIC-covered loan pools acquired in 2009, 2011 and 2012 has been better than original expectations as of the acquisition dates.

As a result of changes in balances and composition of the loan portfolio, changes in economic and market conditions that occur from time to time, and other factors specific to a borrower’s circumstances, the level of non-performing assets will fluctuate.  Non-performing assets, excluding FDIC-covered non-performing assets and non-covered acquired assets, at June 30, 2014, were $51.8 million, a decrease of $10.5 million from $62.3 million at December 31, 2013.  Non-performing assets, excluding FDIC-covered non-performing assets and non-covered acquired assets, as a percentage of total assets were 1.32% at June 30, 2014, compared to 1.75% at December 31, 2013.

Compared to December 31, 2013, non-performing loans decreased $6.2 million to $13.7 million and foreclosed assets decreased $4.3 million to $38.1 million.  Commercial real estate loans comprised $7.0 million, or 51.4%, of the total $13.7 million of non-performing loans at June 30, 2014, an increase of $824,000 from December 31, 2013.  Non-performing one-to four-family residential loans comprised $3.3 million, or 23.8%, of total non-performing loans at June 30, 2014, a decrease of $1.1 million from December 31, 2013.  Non-performing other commercial loans decreased $5.2 million in the six months ended June 30, 2014, and were $2.0 million, or 14.9%, of total non-performing loans at June 30, 2014.

Non-performing Loans.  Activity in the non-performing loans category during the six months ended June 30, 2014 was as follows:

	Beginning Balance, January 1	Additions to Non- Performing	Removed from Non- Performing	Transfers to Potential Problem Loans	Transfers to Foreclosed Assets	Charge- Offs	Payments	Ending Balance, June 30
	(In Thousands)
One- to four-family construction	$—	$—	$—	$—	$—	$—	$—	$—
Subdivision construction	871	1,301	—	—	(688)	(914)	(266)	304
Land development	338	102	—	—	(45)	(79)	(13)	303
Commercial construction	—	—	—	—	—	—	—	—
One- to four-family residential	4,361	2,355	(76)	(514)	(1,802)	(389)	(683)	3,252
Other residential	—	—	—	—	—	—	—	—
Commercial real estate	6,205	2,458	(1,200)	—	—	(25)	(409)	7,029
Commercial business	7,231	111	(2,715)	—	—	(1,967)	(619)	2,041
Consumer	900	467	(273)	(44)	—	(73)	(244)	733

Total	$19,906	$6,794	$(4,264)	$(558)	$(2,535)	$(3,447)	$(2,234)	$13,662

At June 30, 2014, the non-performing commercial real estate category included 10 loans, four of which were added during the quarter.  The largest relationship in this category, which was added in a previous period, totaled $2.7 million, or 37.9%, of the total category, and is collateralized by a hotel.  The non-performing one- to four-family residential category included 42 loans, nine of which were added during the three months ended June 30, 2014.  The non-performing commercial business category included eight loans, one of which was added during the three months ended June 30, 2014.  The largest relationship in this category, which was added in 2013, totaled $1.8 million, or 89.5% of the total category, and is collateralized by an assignment of annual assessments generated by a Community Improvement District for the associated real estate.

Potential Problem Loans.  Compared to December 31, 2013, potential problem loans decreased $6.4 million, or 23.9%. This decrease was due to $7.2 million in loans being removed from potential problem loans due to improvements in the credits, $2.6 million in loans transferred to the non-performing category, $886,000 in charge-offs, $417,000 in loans transferred to foreclosed assets, and $295,000 in payments from customers, partially offset by the addition of $5.0 million of loans to potential problem loans. Potential problem loans are loans which management has identified through routine internal review procedures as having possible credit problems that may cause the borrowers difficulty in complying with the current repayment terms.  These loans are not reflected in non-performing assets, but are considered in determining the adequacy of the allowance for loan losses.  Activity in the potential problem loans category during the six months ended June 30, 2014, was as follows:

	Beginning Balance, January 1	Additions to Potential Problem	Removed from Potential Problem	Transfers to Non- Performing	Transfers to Foreclosed Assets	Charge- Offs	Payments	Ending Balance, June 30
	(In Thousands)
One- to four-family construction	$—	$—	$—	$—	$—	$—	$—	$—
Subdivision construction	2,201	810	—	(1,303)	—	(500)	(11)	1,197
Land development	10,857	—	(5,000)	—	—	—	—	5,857
Commercial construction	—	—	—	—	—	—	—	—
One- to four-family residential	2,193	2,132	(250)	(711)	—	—	(37)	3,327
Other residential	1,956	—	—	—	—	—	—	1,956
Commercial real estate	8,737	1,699	(1,905)	(598)	(417)	(381)	(228)	6,907
Commercial business	860	231	(43)	—	—	—	—	1,048
Consumer	183	106	—	(6)	—	(5)	(19)	259

Total	$26,987	$4,978	$(7,198)	$(2,618)	$(417)	$(886)	$(295)	$20,551

At June 30, 2014, the commercial real estate category of potential problem loans included six loans, three of which were added during the three months ended June 30, 2014.  The largest relationship in this category, which was added during a previous period, had a balance of $4.9 million, or 71.5% of the total category.  The relationship is collateralized by properties located near Branson, Missouri.  The land development category of potential problem loans included three loans, all of which were added during previous periods.  The largest relationship in this category totaled $3.8 million, or 65.6% of the total category, and is collateralized by property in the Branson, Mo. area.  The one- to four-family residential category of potential problem loans included 29 loans, 13 of which were added during the three months ended June 30, 2014.  Of the 13 new loans added during the current quarter, nine of those loans were to the same borrower.  The other residential category of potential problem loans included one loan which was added in a previous period, and is collateralized by properties located in the Branson, Mo., area.  The subdivision construction category of potential problem loans included eight loans, five of which were added during the three months ended June 30, 2014.  The largest relationship in this category had a balance of $280,000, or 23.4% of the total category, as is collateralized by property in southwest Missouri.  The commercial business category of potential problem loans included six loans, two of which were added in the three months ended June 30, 2014.  The largest relationship in this category had a balance of $660,000, or 63.0% of the total category, and is collateralized by automobiles and land.

Foreclosed Assets.  Of the total $46.2 million of other real estate owned at June 30, 2014, $6.1 million represents the fair value of foreclosed assets covered by FDIC loss sharing agreements and $2.0 million represents properties which were not acquired through foreclosure. The foreclosed assets covered by FDIC loss sharing agreements and the properties not acquired through foreclosure are not included in the following table and discussion of foreclosed assets.  Because sales of foreclosed properties exceeded additions, total foreclosed assets decreased.  Activity in foreclosed assets during the six months ended June 30, 2014, was as follows:

	Beginning Balance, January 1	Additions	ORE Sales	Capitalized Costs	ORE Write- Downs	Ending Balance, June 30
	(In Thousands)
One- to four-family construction	$—	$—	$—	$—	$—	$—
Subdivision construction	11,652	688	(2,028)	—	(18)	10,294
Land development	16,788	57	(268)	—	(974)	15,603
Commercial construction	2,132	—	—	—	—	2,132
One- to four-family residential	744	1,941	(979)	—	—	1,706
Other residential	5,900	—	(2,228)	40	—	3,712
Commercial real estate	4,135	418	(491)	—	—	4,062
Commercial business	77	—	(4)	—	(14)	59
Consumer	969	1,503	(1,875)	—	(42)	555

Total	$42,397	$4,607	$(7,873)	$40	$(1,048)	$38,123

At June 30, 2014, the land development category of foreclosed assets included 30 properties, the largest of which was located in northwest Arkansas and had a balance of $2.3 million, or 14.7% of the total category.  Of the total dollar amount in the land development category of foreclosed assets, 47.4% and 32.0% was located in northwest Arkansas and in the Branson, Mo., area, respectively, including the largest property previously mentioned.  One property located in the Branson, Mo., area accounted for $940,000 of the write-downs for the land development category.  The subdivision construction category of foreclosed assets included 33 properties, the largest of which was located in the St. Louis, Mo. metropolitan area and had a balance of $2.9 million, or 28.5% of the total category.  Of the total dollar amount in the subdivision construction category of foreclosed assets, 19.2% and 14.7% is located in Branson, Mo. and Springfield, Mo., respectively. The commercial real estate category of foreclosed assets included 10 properties, the largest of which was located in the St. Louis, Mo. metropolitan area and had a balance of $1.4 million, or 34.5% of the total category.  The other residential category of foreclosed assets included 15 properties, 12 of which were all part of the same condominium community, which was located in Branson, Mo. and had a balance of $2.2 million, or 59.6% of the total category.  Of the total dollar amount in the other residential category of foreclosed assets, 81.1% was located in the Branson, Mo., area, including the largest properties previously mentioned.

Non-interest Income

For the three months ended June 30, 2014, non-interest income increased $8.3 million to $10.6 million when compared to the three months ended June 30, 2013, primarily as a result of the following items:

Initial gain recognized on business acquisition: The Company recognized a preliminary one-time gain of $10.8 million (pre-tax) on the FDIC-assisted acquisition of Valley, which occurred on June 20, 2014.

Net realized gains on sales of available-for-sale securities: Gains on sales of available-for-sale securities increased $472,000 compared to the prior year quarter.  This was primarily due to the sale of all of the Company’s Small Business Administration securities in June of 2014, which produced a gain of $569,000.

Partially offsetting the increase in non-interest income was a decrease in the following items:

Amortization of income related to business acquisitions:  The net amortization expense related to business acquisitions was $7.2 million for the quarter ended June 30, 2014, compared to $5.7 million for the quarter ended June 30, 2013.  The amortization expense for the quarter ended June 30, 2014 was made up of the following items:  $7.5 million of amortization expense related to the changes in cash flows expected to be collected from the FDIC-covered loan portfolios, $423,000 of amortization of the clawback liability and $153,000 of impairment of the indemnification asset for Vantus Bank.  The impairment was recorded because the Company does not expect resolution of certain items related to commercial foreclosed assets prior to the expiration of the non-sing-family loss sharing agreement for Vantus Bank.  Partially offsetting the expense was income from the accretion of the discount related to the indemnification assets for all of the acquisitions of $416,000 and $419,000 of other loss share income items.

Gains on sales of single-family loans: Gains on sales of single-family loans decreased $1.0 million compared to the prior year quarter.  This was due to a decrease in originations of fixed-rate loans due to higher fixed rates on these loans in the 2014 period which resulted in fewer loans being originated to refinance existing debt.  Loans originated are subsequently sold in the secondary market.

Change in interest rate swap fair value:  The Company recorded expense of $(130,000) during the 2014 quarter due to the decrease in the interest rate swap fair value related to its matched book interest rate derivatives program.  The decrease was primarily due to decreases in market rates of interest.  This compares to income of $347,000 recorded during the three months ended June 30, 2013.

For the six months ended June 30, 2014, non-interest income increased $6.3 million to $11.6 million when compared to the three months ended June 30, 2013, primarily as a result of the following items:

Initial gain recognized on business acquisition: The Company recognized a preliminary one-time gain of $10.8 million (pre-tax) on the FDIC-assisted acquisition of Valley, which occurred on June 20, 2014.

Net realized gains on sales of available-for-sale securities: Gains on sales of available-for-sale securities increased $511,000 compared to the prior year period.  This was primarily due to the sale of all of the Company’s Small Business Administration securities in June of 2014, which produced a gain of $569,000.

Partially offsetting the increase in non-interest income was a decrease in the following items:

Amortization of income related to business acquisitions:  The net amortization expense related to business acquisitions was $13.6 million for the six months ended June 30, 2014, compared to $11.6 million for the six months ended June 30, 2013.  The amortization expense for the six months ended June 30, 2014 was made up of the following items:  $13.8 million of amortization expense related to the changes in cash flows expected to be collected from the FDIC-covered loan portfolios, $742,000 of amortization of the clawback liability and $503,000 of impairment of the indemnification asset for Vantus Bank.  The impairment was recorded because the Company does not expect resolution of certain items related to commercial foreclosed assets prior to the expiration of the non-single-family loss sharing agreement for Vantus Bank.  Offsetting the expense was income from the accretion of the discount related to the indemnification assets for all of the acquisitions of $1.4 million.

Gains on sales of single-family loans: Gains on sales of single-family loans decreased $1.9 million compared to the prior year period for the same reasons discussed above.

Change in interest rate swap fair value:  The Company recorded expense of $(233,000) during the 2014 period due to the decrease in the interest rate swap fair value related to its matched book interest rate derivatives program.  The decrease was primarily due to decreases in market rates of interest. This compares to income of $408,000 recorded during the six months ended June 30, 2013.

Non-interest Expense

For the three months ended June 30, 2014, non-interest expense increased $7.7 million to $34.4 million, when compared to the three months ended June 30, 2013, primarily as a result of the following items:

Other Operating Expenses:  Other operating expenses increased $7.8 million, to $9.8 million, in the quarter ended June 30, 2014 compared to the prior year quarter primarily due to $7.4 million in prepayment penalties paid as the Company elected to repay $130 million of its FHLB advances and structured repo borrowings prior to their maturity.  The interest cost related to these borrowings for the next twelve months would have been $4.7 million, with total interest cost to maturity of $9.4 million based on the remaining terms.  The Company elected to utilize some of its existing liquidity, as well as liquid assets arising from the Valley transaction, and securities sales for the repayment of these borrowings.

Foreclosure-related expenses: Expenses on foreclosed assets were relatively unchanged for the three months ended June 30, 2014, when compared to the three months ended June 30, 2013.  However, in the 2014 period the Company recorded a $940,000 write-down of the carrying value of one foreclosed asset.  The 2013 period expenses were due primarily to increases in the write-downs of carrying values of foreclosed assets and losses on sales of assets.

Valley acquisition expenses:  The Company incurred approximately $605,000 of additional expenses during the three months ended June 30, 2014, related to the FDIC-assisted acquisition of Valley.  Those expenses included approximately $300,000 of compensation expense, approximately $120,000 of legal, audit and other professional fees expense, and approximately $150,000 of travel, meals and other expenses related to due diligence for the transaction and similar costs incurred from the June 20 closing date through the end of June.

For the six months ended June 30, 2014, non-interest expense increased $7.7 million to $60.3 million when compared to the six months ended June 30, 2013, primarily as a result of the following items:

Other Operating Expenses:  Other operating expenses increased $7.7 million, to $11.5 million for the six months ended June 30, 2014.  The reasons for the increase are the same as those described in the section above for the quarter ended June 30, 2014.

Foreclosure-related expenses: Expenses on foreclosed assets were relatively unchanged for the six months ended June 30, 2014, when compared to the six months ended June 30, 2013.  The reasons for the level of expenses are the same as those described in the section above for the quarter ended June 30, 2014.

Valley acquisition expenses:  The Company incurred approximately $605,000 of additional expenses during the six months ended June 30, 2014, related to the FDIC-assisted acquisition of Valley.  The reasons for the level of expenses are the same as those described in the section above for the quarter ended June 30, 2014.

The Company’s efficiency ratio for the three months ended June 30, 2014, was 67.98% compared to 65.43% for the same period in 2013.  The efficiency ratio for the six months ended June 30, 2014, was 67.37% compared to 61.28% for the same period in 2013.  The increase in the ratio in the 2014 three and six month periods was primarily due to increases in non-interest expense, primarily due to the acquisition, foreclosed asset write-downs and the early repayment of certain borrowings previously described.  There were partially offsetting increases in non-interest income resulting from the initial gain recognized on the Valley acquisition.  The Company’s ratio of non-interest expense to average assets increased from 2.73% and 2.66% for the three and six months ended June 30, 2013, respectively, to 3.64% and 3.24% for the three and six months ended June 30, 2014, respectively.  The increase in the current period ratios was primarily due to the increase in other operating expenses in the 2014 periods compared to the 2013 periods due to the penalties paid of $7.4 million for prepayment of borrowings and other non-interest expenses as discussed above.  Average assets for the three months ended June 30, 2014 decreased $129 million, or 3.3%, from the three months ended June 30, 2013.  Average assets for the six months ended June 30, 2014, decreased $232 million, or 5.9%, from the six months ended June 30, 2013.  The decreases in average assets in the three and six month periods were primarily due to decreases in investment securities, interest earning deposits at the Federal Reserve Bank and FDIC indemnification assets, offset by increases in loans due to acquisitions and organic loan growth.

Provision for Income Taxes

In the three months ended March 31, 2014, the Company elected to early-adopt FASB ASU No. 2014-01, which amends FASB ASC Topic 323, Investments – Equity Method and Joint Ventures. This Update impacts the Company’s accounting for investments in flow-through limited liability entities which manage or invest in affordable housing projects that qualify for the low-income housing tax credit. The amendments in the Update permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The Company has significant investments in such qualified affordable housing projects that meet the required conditions.  The Company’s adoption of this Update did not result in any material impact on the Company’s financial position or results of operations, except that the investment amortization expense, which previously was included in Other Non-interest Expense in the Consolidated Statements of Income, is now included in Provision for Income Taxes in the Consolidated Statements of Income presented.  For the three and six months ended June 30, 2013, $905,000 and $1.9 million, respectively, was moved from Other Noninterest Expense to Provision for Income Taxes.  As a result, there was no change in Net Income for the periods covered in this release.  In addition, there was no cumulative effect adjustment to Retained Earnings.

For the six months ended June 30, 2014 and 2013, the Company's effective tax rate was 23.7% and 22.2%, respectively, which were both lower than the statutory federal tax rate of 35%, due primarily to the effects of the tax credits utilized and to tax-exempt investments and tax-exempt loans which reduced the Company’s effective tax rate.  For the three months ended June 30, 2014 and 2013, the Company's effective tax rate was 25.0% and 21.3%, respectively. In future periods, the Company expects its effective tax rate typically will be 20-25% of pre-tax net income, assuming it continues to maintain or increase its use of investment tax credits. The Company’s effective tax rate may fluctuate as it is impacted by the level and timing of the Company’s utilization of tax credits and the level of tax-exempt investments and loans and the overall level of pretax income.  At this time, the Company expects to utilize a larger amount of tax credits in 2014 than it did in 2013.

Average Balances, Interest Rates and Yields

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. Average balances of loans receivable include the average balances of non-accrual loans for each period. Interest income on loans includes interest received on non-accrual loans on a cash basis.  Interest income on loans includes the amortization of net loan fees which were deferred in accordance with accounting standards.  Fees included in interest income were $590,000 and $822,000 for the three months ended June 30, 2014 and 2013, respectively.  Fees included in interest income were $1.2 million and $1.6 million for the six months ended June 30, 2014 and 2013, respectively.  Tax-exempt income was not calculated on a tax equivalent basis. The table does not reflect any effect of income taxes.

	June 30, 2014(2)	Three Months Ended June 30, 2014			Three Months Ended June 30, 2013
	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
		(Dollars in thousands)
Interest-earning assets:
Loans receivable:
One- to four-family residential	4.79%	$456,554	$10,236	8.99%	$479,566	$7,859	6.57%
Other residential	4.58	356,701	5,233	5.88	304,649	5,970	7.86
Commercial real estate	4.56	898,858	11,842	5.28	808,550	11,863	5.88
Construction	4.32	231,718	2,627	4.55	208,126	3,811	7.35
Commercial business	4.80	283,555	3,882	5.49	258,432	3,732	5.79
Other loans	5.64	365,441	6,947	7.63	288,170	5,463	7.60
Industrial revenue bonds (1)	5.50	46,762	645	5.53	50,503	664	5.27

Total loans receivable	4.86	2,639,589	41,412	6.29	2,397,996	39,362	6.58

Investment securities (1)	2.66	542,415	2,867	2.12	801,811	3,988	2.00
Other interest-earning assets	0.22	237,091	105	0.18	320,881	131	0.16

Total interest-earning assets	4.38	3,419,095	44,384	5.21	3,520,688	43,481	4.95
Non-interest-earning assets:
Cash and cash equivalents		88,038			85,306
Other non-earning assets		275,525			305,930
Total assets		$3,782,658			$3,911,924

Interest-bearing liabilities:
Interest-bearing demand and savings	0.20	$1,468,150	806	0.22	$1,604,920	973	0.24
Time deposits	0.80	990,641	1,946	0.79	1,084,494	2,290	0.85
Total deposits	0.45	2,458,791	2,752	0.45	2,689,414	3,263	0.49
Short-term borrowings and structured repurchase agreements	0.03	199,633	512	1.03	255,843	588	0.92
Subordinated debentures issued to capital trusts	1.79	30,929	139	1.80	30,929	140	1.82
FHLB advances	1.76	135,054	1,010	3.00	126,836	989	3.13

Total interest-bearing liabilities	0.49	2,824,407	4,413	0.63	3,103,022	4,980	0.64
Non-interest-bearing liabilities:
Demand deposits		541,222			406,674
Other liabilities		19,615			21,930
Total liabilities		3,385,244			3,531,626
Stockholders’ equity		397,414			380,298
Total liabilities and stockholders’ equity		$3,782,658			$3,911,924

Net interest income:
Interest rate spread	3.89%		$39,971	4.58%		$38,501	4.31%
Net interest margin*				4.69%			4.39%
Average interest-earning assets to average interest-bearing liabilities		121.1%			113.5%

_____________________
*	Defined as the Company’s net interest income divided by total interest-earning assets.

(1)
Of the total average balances of investment securities, average tax-exempt investment securities were $88.0 million and $78.6 million for the three months ended June 30, 2014 and 2013, respectively. In addition, average tax-exempt loans and industrial revenue bonds were $37.4 million and $38.6 million for the three months ended June 30, 2014 and 2013, respectively. Interest income on tax-exempt assets included in this table was $1.3 million and $1.2 million for the three months ended June 30, 2014 and 2013, respectively. Interest income net of disallowed interest expense related to tax-exempt assets was $1.3 million and $1.2 million for the three months ended June 30, 2014 and 2013, respectively.

(2)
The yield/rate on loans at June 30, 2014 does not include the impact of the accretable yield (income) on loans acquired in the FDIC-assisted transactions.  See “Net Interest Income” for a discussion of the effect on results of operations for the three months ended June 30, 2014.

	June 30, 2014(2)	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
		(Dollars in thousands)
Interest-earning assets:
Loans receivable:
One- to four-family residential	4.79%	$448,136	$19,357	8.71%	$490,761	$17,401	7.15%
Other residential	4.58	356,293	10,550	5.97	311,531	12,195	7.89
Commercial real estate	4.56	884,700	23,722	5.41	796,587	25,031	6.34
Construction	4.32	221,454	5,232	4.76	207,956	8,219	7.97
Commercial business	4.80	277,331	7,466	5.43	248,885	7,269	5.89
Other loans	5.64	347,539	13,111	7.61	285,118	10,488	7.42
Industrial revenue bonds (1)	5.50	46,333	1,283	5.58	55,035	1,537	5.63

Total loans receivable	4.86	2,581,786	80,721	6.30	2,395,873	82,140	6.91

Investment securities (1)	2.66	550,525	5,775	2.12	811,528	8,471	2.10
Other interest-earning assets	0.22	228,448	183	0.16	347,300	226	0.13

Total interest-earning assets	4.38	3,360,759	86,679	5.20	3,554,701	90,837	5.15
Non-interest-earning assets:
Cash and cash equivalents		90,172			86,347
Other non-earning assets		272,729			314,765
Total assets		$3,723,660			$3,955,813

Interest-bearing liabilities:
Interest-bearing demand and savings	0.20	$1,423,822	1,576	0.22	$1,618,507	2,156	0.27
Time deposits	0.80	983,977	3,837	0.79	1,125,990	4,633	0.83
Total deposits	0.45	2,407,799	5,413	0.45	2,744,497	6,789	0.50
Short-term borrowings and structured repurchase agreements	0.03	204,416	1,069	1.06	257,909	1,170	0.92
Subordinated debentures issued to capital trusts	1.79	30,929	275	1.79	30,929	281	1.83
FHLB advances	1.76	130,779	1,984	3.06	126,716	1,963	3.12

Total interest-bearing liabilities	0.49	2,773,923	8,741	0.63	3,160,051	10,203	0.65
Non-interest-bearing liabilities:
Demand deposits		535,786			396,125
Other liabilities		20,846			21,449
Total liabilities		3,330,555			3,577,625
Stockholders’ equity		393,105			378,188
Total liabilities and stockholders’ equity		$3,723,660			$3,955,813

Net interest income:
Interest rate spread	3.89%		$77,938	4.57%		$80,634	4.50%
Net interest margin*				4.68%			4.57%
Average interest-earning assets to average interest-bearing liabilities		121.2%			112.5%

_____________________
*	Defined as the Company’s net interest income divided by total interest-earning assets.

(1)
Of the total average balances of investment securities, average tax-exempt investment securities were $88.6 million and $79.9 million for the six months ended June 30, 2014 and 2013, respectively. In addition, average tax-exempt loans and industrial revenue bonds were $37.0 million and $39.2 million for the six months ended June 30, 2014 and 2013, respectively. Interest income on tax-exempt assets included in this table was $2.6 million and $2.5 million for the six months ended June 30, 2014 and 2013, respectively. Interest income net of disallowed interest expense related to tax-exempt assets was $2.5 million and $2.4 million for the six months ended June 30, 2014 and 2013, respectively.

(2)
The yield/rate on loans at June 30, 2014 does not include the impact of the accretable yield (income) on loans acquired in the FDIC-assisted transactions.  See “Net Interest Income” for a discussion of the effect on results of operations for the six months ended June 30, 2014.

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

	Three Months Ended June 30,
	2014 vs. 2013
	Increase (Decrease) Due to

			Total Increase (Decrease)
	Rate	Volume
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$(1,766)	$3,816	$2,050
Investment securities	232	(1,353)	(1,121)
Other interest-earning assets	10	(36)	(26)
Total interest-earning assets	(1,524)	2,427	903
Interest-bearing liabilities:
Demand deposits	(88)	(79)	(167)
Time deposits	(153)	(191)	(344)
Total deposits	(241)	(270)	(511)
Short-term borrowings and structured repo	62	(138)	(76)
Subordinated debentures issued to capital trust	(1)	—	(1)
FHLBank advances	(41)	62	21
Total interest-bearing liabilities	(221)	(346)	(567)
Net interest income	$(1,303)	$2,773	$1,470

	Six Months Ended June 30,
	2014 vs. 2013
	Increase (Decrease) Due to

			Total Increase (Decrease)
	Rate	Volume
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$(7,530)	$6,111	$(1,419)
Investment securities	42	(2,738)	(2,696)
Other interest-earning assets	45	(88)	(43)
Total interest-earning assets	(7,443)	3,285	(4,158)
Interest-bearing liabilities:
Demand deposits	(339)	(241)	(580)
Time deposits	(233)	(563)	(796)
Total deposits	(572)	(804)	(1,376)
Short-term borrowings and structured repo	163	(264)	(101)
Subordinated debentures issued to capital trust	(6)	—	(6)
FHLBank advances	(38)	59	21
Total interest-bearing liabilities	(453)	(1,009)	(1,462)
Net interest income	$(6,990)	$4,294	$(2,696)

Liquidity

Liquidity is a measure of the Company's ability to generate sufficient cash to meet present and future financial obligations in a timely manner through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. These obligations include the credit needs of customers, funding deposit withdrawals, and the day-to-day operations of the Company. Liquid assets include cash, interest-bearing deposits with financial institutions and certain investment securities and loans. The Company manages its ability to generate liquidity primarily through liability funding in such a way that it believes it maintains overall liquidity sufficient to satisfy its depositors' requirements and meet its customers' credit needs. At June 30, 2014, the Company had commitments of approximately $161.6 million to fund loan originations, $400.6 million of unused lines of credit and unadvanced loans, and $23.9 million of outstanding letters of credit.

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

At June 30, 2014, the Company had these available secured lines and on-balance sheet liquidity:

Federal Home Loan Bank line	$587.3 million
Federal Reserve Bank line	$508.5 million
Cash and cash equivalents	$223.2 million
Unpledged securities	$71.3 million

Statements of Cash Flows. During both the six months ended June 30, 2014 and 2013, the Company had positive cash flows from operating activities and investing activities.  Cash flows from financing activities were negative for both the six months ended June 30, 2014 and the six months ended June 30, 2013.

Cash flows from operating activities for the periods covered by the Statements of Cash Flows have been primarily related to changes in accrued and deferred assets, credits and other liabilities, the provision for loan losses, depreciation, impairments of investment securities, gains on sales of investment securities and the amortization of deferred loan origination fees and discounts (premiums) on loans and investments, all of which are non-cash or non-operating adjustments to operating cash flows. Net income adjusted for non-cash and non-operating items and the origination and sale of loans held for sale were the primary source of cash flows from operating activities. Operating activities provided cash flows of $24.5 million and $35.1 million during the six months ended June 30, 2014 and 2013, respectively.

During the six months ended June 30, 2014 and 2013, respectively, investing activities provided cash of $99.5 million and $54.1 million primarily due to the repayment of investment securities and sale of investment securities, partially offset by the net increase in loans for each of the six-month periods.  In the 2014 period, the Company received cash of $80.0 million related to the Boulevard Bank transaction and $109.4 million related to the Valley Bank transaction.

Changes in cash flows from financing activities during the periods covered by the Statements of Cash Flows are due to changes in deposits after interest credited, changes in FHLBank advances, changes in short-term borrowings, and changes in structured repurchase agreements, as well as dividend payments to stockholders.  Financing activities used cash of $128.7 million and $120.1 million during the six months ended June 30, 2014 and 2013, respectively. Financing activities in the future are expected to primarily include changes in deposits, changes in FHLBank advances, changes in short-term borrowings and dividend payments to stockholders.

Capital Resources

Management continuously reviews the capital position of the Company and the Bank to ensure compliance with minimum regulatory requirements, as well as to explore ways to increase capital either by retained earnings or other means.

At June 30, 2014, the Company's total stockholders' equity was $399.6 million, or 10.2% of total assets. At June 30, 2014, common stockholders' equity was $341.6 million, or 8.7% of total assets, equivalent to a book value of $24.96 per common share. Total stockholders’ equity at December 31, 2013, was $380.7 million, or 10.7%, of total assets. At December 31, 2013, common stockholders' equity was $322.8 million, or 9.1% of total assets, equivalent to a book value of $23.60 per common share.

At June 30, 2014, the Company’s tangible common equity to total assets ratio was 8.5%, compared to 8.9% at December 31, 2013. The Company’s tangible common equity to total risk-weighted assets ratio was 11.4% at June 30, 2014, compared to 12.3% at December 31, 2013.

Banks are required to maintain minimum risk-based capital ratios. These ratios compare capital, as defined by the risk-based regulations, to assets adjusted for their relative risk as defined by the regulations. Guidelines require banks to have a minimum Tier 1 risk-based capital ratio, as defined, of 4.00%, a minimum total risk-based capital ratio of 8.00%, and a minimum 4.00% Tier 1 leverage ratio. To be considered "well capitalized," banks must have a minimum Tier 1 risk-based capital ratio, as defined, of 6.00%, a minimum total risk-based capital ratio of 10.00%, and a minimum Tier 1 leverage ratio of 5.00%. On June 30, 2014, the Bank's Tier 1 risk-based capital ratio was 12.5%, total risk-based capital ratio was 13.8% and the Tier 1 leverage ratio was 9.7%. As of June 30, 2014, the Bank was "well capitalized" as defined by the Federal banking agencies' capital-related regulations. The Federal Reserve Board has established capital regulations for bank holding companies that generally parallel the capital regulations for banks. On June 30, 2014, the Company's Tier 1 risk-based capital ratio was 14.2%, total risk-based capital ratio was 15.4% and the Tier 1 leverage ratio was 11.0%. As of June 30, 2014, the Company was "well capitalized" under the capital ratios described above.  These ratios are the current capital requirements.  As discussed above in “Effect of Federal Laws and Regulations”, the Company and the Bank will be subject to new capital requirements due to the changes from “Basel III”, for which the provisions become effective beginning January 1, 2015.

On August 18, 2011, the Company entered into a Small Business Lending Fund-Securities Purchase Agreement (“Purchase Agreement”) with the Secretary of the Treasury, pursuant to which the Company sold 57,943 shares of the Company’s Senior Non-Cumulative Perpetual Preferred Stock, Series A (the “SBLF Preferred Stock”), to the Secretary of the Treasury for a purchase price of $57,943,000.  The SBLF Preferred Stock was issued pursuant to Treasury’s SBLF program, a $30 billion fund established under the Small Business Jobs Act of 2010 that was created to encourage lending to small businesses by providing Tier 1 capital to qualified community banks and holding companies with assets of less than $10 billion.  As required by the Purchase Agreement, the proceeds from the sale of the SBLF Preferred Stock were used to redeem the 58,000 shares of preferred stock, previously issued to the Treasury pursuant to the TARP Capital Purchase Program (the "CPP"), at a redemption price of $58.0 million plus the accrued dividends owed on the preferred shares.

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

Dividends. During the three months ended June 30, 2014, the Company declared a common stock cash dividend of $0.20 per share, or 25% of net income per diluted common share for that three month period, and paid a common stock cash dividend of $0.20 per share (which was declared in March 2014).  During the three months ended June 30, 2013, the Company declared a common stock cash dividend of $0.18 per share, or 31% of net income per diluted common share for that three month period, and paid a common stock cash dividend of $0.18 per share (which was declared in March 2013).  During the six months ended June 30, 2014, the Company declared a common stock cash dividend of $0.40 per share, or 28% of net income per diluted common share for that six month period, and paid a common stock cash dividend of $0.38 per share.  During the six months ended June 30, 2013, the Company declared a common stock cash dividend of $0.36 per share, or 30% of net income per diluted common share for that six month period, and paid a common stock cash dividend of $0.18 per share.  The Board of Directors meets regularly to consider the level and the timing of dividend payments.  The $0.20 per share dividend declared but unpaid as of June 30, 2014, was paid to stockholders on July 11, 2014.  In addition, the Company paid preferred dividends as described below.

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

Under the terms of the SBLF Preferred Stock, the Company may only declare and pay a dividend on the common stock or other stock junior to the SBLF Preferred Stock, or repurchase shares of any such class or series of stock, if, after payment of such dividend, or after giving effect to such repurchase, (i) the dollar amount of the Company’s Tier 1 Capital would be at least equal to the “Tier 1 Dividend Threshold” and (ii) full dividends on all outstanding shares of SBLF Preferred Stock for the most recently completed dividend period have been or are contemporaneously declared and paid.  As of June 30, 2014, we satisfied this condition.

The “Tier 1 Dividend Threshold” means 90% of $272.7 million, which was the Company’s consolidated Tier 1 capital as of June 30, 2011, less the $58 million in TARP preferred stock then-outstanding and repaid on August 18, 2011, plus the $58 million in SBLF Preferred Stock issued and minus the net loan charge-offs by the Bank since August 18, 2011.  The Tier 1 Dividend Threshold is subject to reduction, beginning on the first day of the eleventh dividend period following the date of issuance of the SBLF Preferred Stock, by $5.8 million (ten percent of the aggregate liquidation amount of the SBLF Preferred Stock initially issued, without regard to any subsequent partial redemptions) for each one percent increase in qualified small business lending from the adjusted baseline level under the terms of the SBLF preferred stock (i.e., $249.7 million) to the ninth dividend period.

Common Stock Repurchases and Issuances. The Company has been in various buy-back programs since May 1990. Our ability to repurchase common stock  is currently limited, but allowed, under the terms of the SBLF preferred stock as noted above, under “-Dividends” and was previously generally precluded due to our participation in the CPP beginning in December 2008.  During the three months ended June 30, 2014, the Company repurchased 17,000 shares of its common stock at an average price of $28.30 per share.  During the three months ended June 30, 2013, the Company did not repurchase any shares of its common stock.  During the six months ended June 30, 2014, the Company repurchased 17,000 shares of its common stock at an average price of $28.30 per share.  During the six months ended June 30, 2013, the Company did not repurchase any shares of its common stock.  During the three months ended June 30, 2014, the Company issued 10,085 shares of stock at an average price of $23.49 per share to cover stock option exercises.  During the three months ended June 30, 2013, the Company issued 10,933 shares of stock at an average price of $19.48 per share to cover stock option exercises.  During the six months ended June 30, 2014, the Company issued 27,971 shares of stock at an average price of $20.69 per share to cover stock option exercises.  During the six months ended June 30, 2013, the Company issued 27,444 shares of stock at an average price of $18.86 per share to cover stock option exercises.

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

Great Southern also announced that it will consider repurchasing its shares of common stock, from time to time in the open market or through privately negotiated transactions, pursuant to its existing repurchase plan.  There are 379,562 remaining shares authorized to be repurchased under this plan.

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

The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained despite fluctuations in prevailing interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time. The difference, or the interest rate repricing "gap," provides an indication of the extent to which an institution's interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities repricing during the same period, and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets during the same period. Generally, during a period of rising interest rates, a negative gap within shorter repricing periods would adversely affect net interest income, while a positive gap within shorter repricing periods would result in an increase in net interest income. During a period of falling interest rates, the opposite would be true. As of June 30, 2014, Great Southern's internal interest rate risk models indicate that, generally, rising interest rates are expected to have a positive impact on the Company’s net interest income, while declining interest rates would have a negative impact on net interest income.  We model various interest rate scenarios for rising and falling rates, including both parallel and non-parallel shifts in rates.  The results of our modeling indicate that net interest income is not likely to be materially affected either positively or negatively in the first twelve months following a rate change, regardless of any changes in interest rates, because our portfolios are relatively well matched in a twelve-month horizon.  The effects of interest rate changes, if any, are expected to be more impacting to net interest income in the 12 to 36 months following a rate change.  In June 2014, $130 million of fixed rate borrowings were repaid.  Excess liquidity and proceeds from the sale of certain investment securities were used to fund these repayments.  The results of our net interest income modeling were not materially affected by these transactions.  As the Federal Funds rate is now very low, the Company’s interest rate floors have been reached on most of its “prime rate” loans. As discussed under “-General-Net Interest Income and Interest Rate Risk Management,” at June 30, 2014 and December 31, 2013, there were $467 million and $502 million, respectively, of adjustable rate loans which were tied to a national prime rate of interest which had interest rate floors.  In addition, Great Southern has elected to leave its “Great Southern Prime Rate” at 5.00% for those loans that are indexed to “Great Southern Prime” rather than a national prime rate of interest. At June 30, 2014 and December 31, 2013, there were $221 million and $248 million, respectively, of loans indexed to “Great Southern Prime.”  While these interest rate floors and, to a lesser extent, the utilization of the “Great Southern Prime” rate have helped keep the rate on our loan portfolio higher in this very low interest rate environment, they will also reduce the positive effect to our loan rates when market interest rates, specifically the “prime rate,” begin to increase. The interest rate on these loans will not increase until the loan floors are reached. Also, a significant portion of our retail certificates of deposit mature in the next twelve months and we expect that they will be replaced with new certificates of deposit at somewhat lower interest rates.

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

For further information on derivatives and hedging activities, see Note 15 of the Notes to Consolidated Financial Statements contained in this report.

ITEM 4. CONTROLS AND PROCEDURES

We maintain a system of disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) that is designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate. An evaluation of our disclosure controls and procedures was carried out as of June 30, 2014, under the supervision and with the participation of our principal executive officer, principal financial officer and several other members of our senior management. Our principal executive officer and principal financial officer concluded that, as of June 30, 2014, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the principal executive officer and principal financial officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There were no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) under the Act) that occurred during the quarter ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Shares purchased during the three months ended June 30, 2014, are indicated below.

	Total Number of Shares Purchased	Average Price Per Share		Total Number of Shares Purchased As Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan(1)

April 1, 2014 – April 30, 2014	---	$	----	---	396,562
May 1, 2014 – May 31, 2014	17,000		$28.30	17,000	379,562
June 1, 2014 – June 30, 2014	---	$	----	---	379,562
	17,000	$	----	17,000

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

Great Southern Bancorp, Inc.
Registrant
Date: August 11, 2014	/s/ Joseph W. Turner
Joseph W. Turner President and Chief Executive Officer (Principal Executive Officer)
Date: August 11, 2014	/s/ Rex A. Copeland
Rex A. Copeland Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

(2)	Plan of acquisition, reorganization, arrangement, liquidation, or succession

(i)
The Purchase and Assumption Agreement, dated as of March 20, 2009, among Federal Deposit Insurance Corporation, Receiver of TeamBank, N.A., Paola, Kansas, Federal Deposit Insurance Corporation and Great Southern Bank, previously filed with the Commission (File no. 000-18082) as Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on March 26, 2009 is incorporated herein by reference as Exhibit 2.1(i).

(ii)
The Purchase and Assumption Agreement, dated as of September 4, 2009, among Federal Deposit Insurance Corporation, Receiver of Vantus Bank, Sioux City, Iowa, Federal Deposit Insurance Corporation and Great Southern Bank, previously filed with the Commission (File no. 000-18082) as Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on September 9, 2009 is incorporated herein by reference as Exhibit 2.1(ii).

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

(iv)
The Purchase and Assumption Agreement, dated as of April 27, 2012, among Federal Deposit Insurance Corporation, Receiver of Inter Savings Bank, FSB, Maple Grove, Minnesota, Federal Deposit Insurance Corporation and Great Southern Bank, previously filed with the Commission (File no. 000-18082) as Exhibit 2.1(iv) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 is incorporated herein by reference as Exhibit 2(iv)

(v) The Purchase and Assumption Agreement All Deposits, dated as of June 20, 2014, among Federal Deposit Insurance Corporation, Receiver of Valley Bank, Moline, Illinois, Federal Deposit Insurance Corporation and Great Southern Bank

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

None.

(101)
Attached as Exhibit 101 are the following financial statements from the Great Southern Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated statements of financial condition, (ii) consolidated statements of income, (iii) consolidated statements of cash flows and (iv) the notes to consolidated financial statements.