Form 10-Q
period 2014-09-30
GREAT SOUTHERN BANCORP INC
filed 2014-11-10
CIK 854560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES ACT OF 1934

For the Quarterly Period Ended September 30, 2014

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
Yes /  /   No /X/

The number of shares outstanding of each of the registrant's classes of common stock: 13,727,671 shares of common stock, par value $.01, outstanding at November 6, 2014.

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except number of shares)

	SEPTEMBER 30,	DECEMBER 31,
	2014	2013
	(Unaudited)
ASSETS
Cash	$94,682	$96,167
Interest-bearing deposits in other financial institutions	126,704	131,758
Cash and cash equivalents	221,386	227,925
Available-for-sale securities	425,156	555,281
Held-to-maturity securities (fair value $505 – September 2014;
$912 - December 2013)	450	805
Mortgage loans held for sale	30,361	7,239
Loans receivable, net of allowance for loan losses of
$38,081 – September 2014; $40,116 - December 2013	2,921,310	2,439,530
FDIC indemnification asset	51,603	72,705
Interest receivable	11,214	11,408
Prepaid expenses and other assets	63,334	72,904
Other real estate owned, net	43,762	53,514
Premises and equipment, net	120,891	104,534
Goodwill and other intangible assets	7,945	4,583
Investment in Federal Home Loan Bank stock	12,013	9,822
Total Assets	$3,909,425	$3,560,250

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$3,071,170	$2,808,626
Federal Home Loan Bank advances	190,664	126,757
Securities sold under reverse repurchase agreements with customers	171,828	134,981
Short-term borrowings	1,155	1,128
Structured repurchase agreements	—	50,000
Subordinated debentures issued to capital trusts	30,929	30,929
Accrued interest payable	1,024	1,099
Advances from borrowers for taxes and insurance	7,744	3,721
Accounts payable and accrued expenses	22,258	18,502
Current and deferred income tax liability	3,603	3,809
Total Liabilities	3,500,375	3,179,552
Stockholders' Equity:
Capital stock
Serial preferred stock – $.01 par value; authorized 1,000,000 shares; issued and outstanding September 2014 and December 2013 - 57,943 shares, $1,000 liquidation amount	57,943	57,943
Common stock, $.01 par value; authorized 20,000,000 shares; issued and outstanding September 2014 – 13,706,950 shares;
December 2013 - 13,673,709 shares	137	137
Additional paid-in capital	21,486	19,567
Retained earnings	322,529	300,589
Accumulated other comprehensive income	6,955	2,462
Total Stockholders' Equity	409,050	380,698
Total Liabilities and Stockholders' Equity	$3,909,425	$3,560,250
See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
	THREE MONTHS ENDED
	SEPTEMBER 30,
	2014	2013
		Retrospectively Adjusted – Note 3
	(Unaudited)
INTEREST INCOME
Loans	$44,948	$40,087
Investment securities and other	2,659	2,932
TOTAL INTEREST INCOME	47,607	43,019
INTEREST EXPENSE
Deposits	2,884	2,822
Federal Home Loan Bank advances	461	1,005
Short-term borrowings and repurchase agreements	13	587
Subordinated debentures issued to capital trusts	143	141
TOTAL INTEREST EXPENSE	3,501	4,555
NET INTEREST INCOME	44,106	38,464
PROVISION FOR LOAN LOSSES	945	2,677
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	43,161	35,787

NON-INTEREST INCOME
Commissions	284	158
Service charges and ATM fees	5,168	4,729
Net realized gains on sales of loans	1,543	1,179
Net realized gains on sales of available-for-sale securities	321	110
Late charges and fees on loans	248	284
Gain (loss) on derivative interest rate products	10	(125)
Accretion (amortization) of income/expense related to business acquisitions	(6,463)	(6,339)
Other income	667	933
TOTAL NON-INTEREST INCOME	1,778	929

NON-INTEREST EXPENSE
Salaries and employee benefits	14,884	13,034
Net occupancy and equipment expense	6,172	5,216
Postage	935	790
Insurance	940	1,083
Advertising	522	433
Office supplies and printing	393	320
Telephone	695	679
Legal, audit and other professional fees	1,389	1,186
Expense on foreclosed assets	982	1,068
Partnership tax credit investment amortization	420	556
Other operating expenses	2,066	1,791
TOTAL NON-INTEREST EXPENSE	29,398	26,156

INCOME BEFORE INCOME TAXES	15,541	10,560

PROVISION FOR INCOME TAXES	3,951	2,121

NET INCOME	11,590	8,439

Preferred stock dividends	145	145
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$11,445	$8,294

	THREE MONTHS ENDED SEPTEMBER 30,
	2014	2013
BASIC EARNINGS PER COMMON SHARE	$0.84	$0.61
DILUTED EARNINGS PER COMMON SHARE	$0.83	$0.61
DIVIDENDS DECLARED PER COMMON SHARE	$0.20	$0.18
See Notes to Consolidated Financial Statements

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2014	2013
		Retrospectively Adjusted – Note 3
	(Unaudited)
INTEREST INCOME
Loans	$125,669	$122,226
Investment securities and other	8,617	11,630
TOTAL INTEREST INCOME	134,286	133,856
INTEREST EXPENSE
Deposits	8,297	9,611
Federal Home Loan Bank advances	2,446	2,968
Short-term borrowings and repurchase agreements	1,082	1,758
Subordinated debentures issued to capital trusts	418	421
TOTAL INTEREST EXPENSE	12,243	14,758
NET INTEREST INCOME	122,043	119,098
PROVISION FOR LOAN LOSSES	4,099	14,573
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	117,944	104,525

NON-INTEREST INCOME
Commissions	910	836
Service charges and ATM fees	14,064	13,800
Net realized gains on sales of loans	2,700	4,236
Net realized gains on sales of available-for-sale securities	963	241
Late charges and fees on loans	827	785
Gain (loss) on derivative interest rate products	(223)	283
Initial gain recognized on business acquisition	10,805	—
Accretion (amortization) of income/expense related to business acquisitions	(20,061)	(17,900)
Other income	3,347	3,898
TOTAL NON-INTEREST INCOME	13,332	6,179

NON-INTEREST EXPENSE
Salaries and employee benefits	41,371	39,334
Net occupancy and equipment expense	16,786	15,451
Postage	2,572	2,454
Insurance	2,820	3,204
Advertising	1,690	1,599
Office supplies and printing	1,050	950
Telephone	2,112	2,169
Legal, audit and other professional fees	3,230	2,936
Expense on foreclosed assets	3,173	3,478
Partnership tax credit investment amortization	1,300	1,552
Other operating expenses	13,585	5,663
TOTAL NON-INTEREST EXPENSE	89,689	78,790

INCOME BEFORE INCOME TAXES	41,587	31,914

PROVISION FOR INCOME TAXES	10,125	6,858

NET INCOME	31,462	25,056

Preferred stock dividends	435	435
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$31,027	$24,621

	NINE MONTHS ENDED SEPTEMBER 30,
	2014	2013
BASIC EARNINGS PER COMMON SHARE	$2.27	$1.81
DILUTED EARNINGS PER COMMON SHARE	$2.25	$1.80
DIVIDENDS DECLARED PER COMMON SHARE	$0.60	$0.54
See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	THREE MONTHS ENDED SEPTEMBER 30,
	2014	2013
	(Unaudited)
Net Income	$11,590	$8,439

Unrealized appreciation (depreciation) on available-for-sale securities, net
of taxes (credit) of $127 and $(2,812), for 2014 and 2013, respectively	236	(5,221)

Reclassification adjustment for gains included in net income,
net of taxes of $(112) and $(38), for 2014 and 2013, respectively	(209)	(72)

Change in fair value of cash flow hedge, net of taxes (credit) of $29
and $(24), for 2014 and 2013, respectively	53	(45)

Comprehensive Income	$11,670	$3,101

	NINE MONTHS ENDED SEPTEMBER 30,
	2014	2013
	(Unaudited)
Net Income	$31,462	$25,056

Unrealized appreciation (depreciation) on available-for-sale securities, net of
taxes (credit) of $2,805 and $(6,863), for 2014 and 2013, respectively	5,209	(12,745)

Non-credit component of unrealized gain (loss) on available-for-sale debt securities for which a portion of an other-than-temporary impairment has been recognized, net of taxes (credit) of $0 and $(20), for
2014 and 2013, respectively	—	(37)

Reclassification adjustment for gains included in net income,
net of taxes of $(337) and $(84), for 2014 and 2013, respectively	(626)	(157)

Change in fair value of cash flow hedge, net of taxes (credit) of $(67)
and $(24), for 2014 and 2013, respectively	(90)	(45)

Comprehensive Income	$35,955	$12,072

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	NINE MONTHS ENDED SEPTEMBER 30,
	2014	2013
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$31,462	$25,056
Proceeds from sales of loans held for sale	101,872	184,382
Originations of loans held for sale	(122,252)	(171,035)
Items not requiring (providing) cash:
Depreciation	6,410	5,971
Amortization of other assets	2,385	5,421
Compensation expense for stock option grants	409	333
Provision for loan losses	4,099	14,573
Net gains on loan sales	(2,700)	(4,236)
Net gains on sale of available-for-sale investment securities	(963)	(241)
Net gains on sale of premises and equipment	(46)	(10)
Loss on sale of foreclosed assets	1,360	1,823
Initial gain recognized on business acquisition	(10,805)	—
Amortization of deferred income, premiums, discounts
and fair value adjustments	17,023	22,518
(Gain) loss on derivative interest rate products	223	(284)
Deferred income taxes	(4,370)	(13,625)
Changes in:
Interest receivable	1,232	1,823
Prepaid expenses and other assets	4,187	(8,339)
Accounts payable and accrued expenses	2,685	4,376
Income taxes refundable/payable	1,744	668
Net cash provided by operating activities	33,955	69,174
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(243,837)	(19,044)
Purchase of loans	(73,244)	(20,388)
Cash received from acquisitions	189,437	—
Cash received from FDIC loss sharing reimbursements	7,532	24,583
Purchase of premises and equipment	(11,598)	(9,761)
Proceeds from sale of premises and equipment	198	1,275
Proceeds from sale of foreclosed assets	17,661	35,973
Capitalized costs on foreclosed assets	(95)	(291)
Proceeds from sales of available-for-sale investment securities	179,204	108,485
Proceeds from maturing investment securities	110	—
Proceeds from called investment securities	6,235	4,160
Principal reductions on mortgage-backed securities	78,228	179,710
Purchase of available-for-sale securities	(40,661)	(92,425)
Redemption (purchase) of Federal Home Loan Bank stock	(2,191)	240
Net cash provided by investing activities	106,979	212,517
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in certificates of deposit	(89,219)	(163,327)
Net decrease in checking and savings deposits	(106,924)	(136,191)
Proceeds from Federal Home Loan Bank advances	2,517,000	1,980
Repayments of Federal Home Loan Bank advances	(2,450,300)	(246)
Net increase (decrease) in short-term borrowings	36,307	(44,625)
Repayments of structured repurchase agreements	(50,000)	(3,000)
Advances from borrowers for taxes and insurance	3,395	3,660
Dividends paid	(8,371)	(5,361)
Purchase of company stock	(512)	—
Stock options exercised	1,151	1,092
Net cash used in financing activities	(147,473)	(346,018)
DECREASE IN CASH AND CASH EQUIVALENTS	(6,539)	(64,327)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	227,925	404,141
CASH AND CASH EQUIVALENTS, END OF PERIOD	$221,386	$339,814
See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Great Southern Bancorp, Inc. (the "Company" or "Great Southern") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The financial statements presented herein reflect all adjustments which are, in the opinion of management, necessary to fairly present the financial condition, results of operations and cash flows of the Company for the periods presented. Those adjustments consist only of normal recurring adjustments. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the full year. The consolidated statement of financial condition of the Company as of December 31, 2013, has been derived from the audited consolidated statement of financial condition of the Company as of that date.   Certain prior period amounts have been reclassified to conform to the current period presentation.  These reclassifications had no effect on net income.

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

NOTE 2: NATURE OF OPERATIONS AND OPERATING SEGMENTS

The Company operates as a one-bank holding company.  The Company’s business primarily consists of the operations of Great Southern Bank (the “Bank”), which provides a full range of financial services to customers primarily located in Missouri, Iowa, Kansas, Minnesota, Nebraska and Arkansas.  In addition, the Company operates commercial loan production offices in Dallas, Texas and Tulsa, Oklahoma.  The Company and the Bank are subject to the regulation of certain federal and state agencies and undergo periodic examinations by those regulatory agencies.

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

NOTE 3: RECENT ACCOUNTING PRONOUNCEMENTS

In January 2014, the FASB issued ASU No. 2014-01 to amend FASB ASC Topic 323, Investments – Equity Method and Joint Ventures.  The objective of this Update is to provide guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit.  The amendments in the Update permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met.  Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit).  The Update would be effective for the Company beginning January 1, 2015; however, early adoption was permitted.  The Company elected to adopt this Update early, adopting it during the three months ended March 31, 2014.  There was no material impact on the Company’s financial position or results of operations, except that the investment amortization expense which was previously included in Other Noninterest Expense in the Consolidated Statements of Income was moved from Other Noninterest Expense to Provision for Income Taxes in the Consolidated Statements of Income.  For the three months ended September 30, 2013, $1.0 million was moved from Other Noninterest Expense to Provision for Income Taxes.  For the nine months ended September 30, 2013, $2.9 million was moved from Other Noninterest Expense to Provision for Income Taxes.  This had the effect of reducing Noninterest Expense and increasing Provision for Income Taxes, but did not have any impact on Net Income.

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

NOTE 5: EARNINGS PER SHARE
	Three Months Ended September 30,
	2014	2013
	(In Thousands, Except Per Share Data)
Basic:
Average shares outstanding	13,696	13,647
Net income available to common stockholders	$11,445	$8,294
Per common share amount	$0.84	$0.61

Diluted:
Average shares outstanding	13,696	13,647
Net effect of dilutive stock options – based on the treasury
stock method using average market price	89	58
Diluted shares	13,785	13,705
Net income available to common stockholders	$11,445	$8,294
Per common share amount	$0.83	$0.61

	Nine Months Ended September 30,
	2014	2013
	(In Thousands, Except Per Share Data)
Basic:
Average shares outstanding	13,693	13,634
Net income available to common stockholders	$31,027	$24,621
Per share amount	$2.27	$1.81

Diluted:
Average shares outstanding	13,693	13,634
Net effect of dilutive stock options – based on the treasury
stock method using average market price	75	58
Diluted shares	13,768	13, 692
Net income available to common stockholders	$31,027	$24,621
Per share amount	$2.25	$1.80

Options to purchase 118,600 and 304,630 shares of common stock were outstanding at September 30, 2014 and 2013, respectively, but were not included in the computation of diluted earnings per common share for the three month periods because the options’ exercise prices were greater than the average market prices of the common shares for the three months ended September 30, 2014 and 2013, respectively.  Options to purchase 232,735 and 304,630 shares of common stock were outstanding at September 30, 2014 and 2013, respectively, but were not included in the computation of diluted earnings per common share for the nine month periods because the options’ exercise prices were greater than the average market prices of the common shares for the nine months ended September 30, 2014 and 2013, respectively.

NOTE 6: INVESTMENT SECURITIES

	September 30, 2014
		Gross	Gross		Tax
	Amortized	Unrealized	Unrealized	Fair	Equivalent
	Cost	Gains	Losses	Value	Yield
	(In Thousands)

AVAILABLE-FOR-SALE SECURITIES:
U.S. government agencies	$20,000	$—	$1,063	$18,937	2.00%
Mortgage-backed securities	273,358	4,502	1,233	276,627	2.02
States and political subdivisions	120,060	6,713	226	126,547	5.37
Equity securities	847	2,198	—	3,045	—
	$414,265	$13,413	$2,522	$425,156	2.98%

HELD-TO-MATURITY SECURITIES:
States and political subdivisions	$450	$55	$—	$505	7.37%

	December 31, 2013
		Gross	Gross		Tax
	Amortized	Unrealized	Unrealized	Fair	Equivalent
	Cost	Gains	Losses	Value	Yield
	(In Thousands)

AVAILABLE-FOR-SALE SECURITIES:
U.S. government agencies	$20,000	$—	$2,745	$17,255	2.00%
Mortgage-backed securities	365,020	4,824	2,266	367,578	2.04
Small Business Administration
loan pools	43,461	1,394	—	44,855	1.34
States and political subdivisions	122,113	2,549	1,938	122,724	5.47
Equity securities	847	2,022	—	2,869	—
	$551,441	$10,789	$6,949	$555,281	2.74%

HELD-TO-MATURITY SECURITIES:
States and political subdivisions	$805	$107	$—	$912	7.37%

The amortized cost and fair value of available-for-sale securities at September 30, 2014, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In Thousands)

One year or less	$110	$111
After one through five years	1,472	1,486
After five through ten years	7,504	7,794
After ten years	130,974	136,093
Securities not due on a single maturity date	273,358	276,627
Equity securities	847	3,045

	$414,265	$425,156

The held-to-maturity securities at September 30, 2014, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In Thousands)

After one through five years	$450	$505

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at September 30, 2014 and December 31, 2013, respectively, was approximately $131.5 million and $237.6 million, which is approximately 30.9% and 42.7% of the Company’s available-for-sale and held-to-maturity investment portfolio, respectively.

Based on an evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these debt securities are temporary at September 30, 2014.

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2014 and December 31, 2013:

	September 30, 2014
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)

U.S. government agencies	$—	$—	$20,000	$(1,063)	$20,000	$(1,063)
Mortgage-backed securities	51,442	(514)	46,054	(719)	97,496	(1,233)
State and political
subdivisions	2,561	(8)	11,393	(218)	13,954	(226)
	$54,003	$(522)	$77,447	$(2,000)	$131,450	$(2,522)

	December 31, 2013
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)

U.S. government agencies	$20,000	$(2,745)	$—	$—	$20,000	$(2,745)
Mortgage-backed securities	127,901	(1,871)	39,255	(395)	167,156	(2,266)
State and political
subdivisions	50,401	(1,938)	—	—	50,401	(1,938)
	$198,302	$(6,554)	$39,255	$(395)	$237,557	$(6,949)

Gross gains of $656,000 and $1.3 million and gross losses of $335,000 and $335,000 resulting from sales of available-for-sale securities were realized for the three and nine months ended September 30, 2014, respectively.  Gross gains of $644,000 and $795,000 and gross losses of $534,000 and $554,000 resulting from sales of available-for-sale securities were realized for the three and nine months ended September 30, 2013, respectively.  Gains and losses on sales of securities are determined on the specific-identification method.

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

During the three and nine months ended September 30, 2014, no securities were determined to have impairment that was other than temporary.

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

Amounts Reclassified Out of Accumulated Other Comprehensive Income.  Amounts reclassified from accumulated other comprehensive income and the affected line items in the statements of income during the three and nine months ended September 30, 2014 and 2013, were as follows:

	Amounts Reclassified from Other Comprehensive Income Three Months Ended September 30,		Affected Line Item in the Statements
	2014	2013	of Income
	(In Thousands)

Unrealized gains (losses) on available-			Net realized gains on available-
for-sale securities	$321	$110	for-sale securities
			(Total reclassified amount before tax)
Income Taxes	(112)	(38)	Provision for income taxes
Total reclassifications out of accumulated
other comprehensive income	$209	$72

	Amounts Reclassified from Other Comprehensive Income Nine Months Ended September 30,		Affected Line Item in the Statements
	2014	2013	of Income
	(In Thousands)

Unrealized gains (losses) on available-			Net realized gains on available-
for-sale securities	$963	$241	for-sale securities
			(Total reclassified amount before tax)
Income Taxes	(337)	(84)	Provision for income taxes
Total reclassifications out of accumulated
other comprehensive income	$626	$157

NOTE 7: LOANS AND ALLOWANCE FOR LOAN LOSSES

	September 30,	December 31,
	2014	2013
	(In Thousands)

One- to four-family residential construction	$43,386	$34,662
Subdivision construction	35,344	40,409
Land development	48,581	57,841
Commercial construction	361,971	184,019
Owner occupied one- to four-family residential	78,984	89,133
Non-owner occupied one- to four-family residential	143,414	145,908
Commercial real estate	872,294	780,690
Other residential	353,225	325,599
Commercial business	349,387	315,269
Industrial revenue bonds	42,941	42,230
Consumer auto	274,250	134,717
Consumer other	78,676	82,260
Home equity lines of credit	61,152	58,283
FDIC-supported loans, net of discounts (TeamBank)	15,294	49,862
Acquired loans no longer covered by FDIC loss sharing agreements,
net of discounts (TeamBank) ("acquired non-covered loans")	28,341	—
FDIC-supported loans, net of discounts (Vantus Bank)	43,653	57,920
FDIC-supported loans, net of discounts (Sun Security Bank)	54,394	64,843
FDIC-supported loans, net of discounts (InterBank)	203,787	213,539
Acquired loans not covered by FDIC loss sharing agreements, net of
discounts (Valley Bank) (“acquired non-covered loans”)	152,497	—
	3,241,571	2,677,184
Undisbursed portion of loans in process	(279,435)	(194,544)
Allowance for loan losses	(38,081)	(40,116)
Deferred loan fees and gains, net	(2,745)	(2,994)
	$2,921,310	$2,439,530

Weighted average interest rate	4.78%	5.10%

Classes of loans by aging were as follows:
	September 30, 2014
							Total Loans
			Past Due				> 90 Days
	30-59 Days	60-89 Days	90 Days	Total Past		Total Loans	Past Due and
	Past Due	Past Due	or More	Due	Current	Receivable	Still Accruing
	(In Thousands)
One- to four-family
residential construction	$—	$—	$223	$223	$43,163	$43,386	$—
Subdivision construction	—	—	1,223	1,223	34,121	35,344	—
Land development	—	—	265	265	48,316	48,581	—
Commercial construction	—	—	—	—	361,971	361,971	—
Owner occupied one- to four-
family residential	184	565	1,616	2,365	76,619	78,984	170
Non-owner occupied one- to
four-family residential	—	168	2,997	3,165	140,249	143,414	—
Commercial real estate	—	59	2,968	3,027	869,267	872,294	—
Other residential	—	—	—	—	353,225	353,225	—
Commercial business	21	13	427	461	348,926	349,387	—
Industrial revenue bonds	—	—	1,205	1,205	41,736	42,941	—
Consumer auto	144	1,331	131	1,606	272,644	274,250	—
Consumer other	168	1,025	649	1,842	76,834	78,676	244
Home equity lines of credit	46	404	337	787	60,365	61,152	—
FDIC-supported loans, net of
discounts (TeamBank)	65	115	415	595	14,699	15,294	—
Acquired non-covered loans,
net of discounts
(TeamBank)	—	—	—	—	28,341	28,341	—
FDIC-supported loans, net of
discounts (Vantus Bank)	85	12	1,022	1,119	42,534	43,653	56
FDIC-supported loans,
net of discounts
(Sun Security Bank)	353	149	2,714	3,216	51,178	54,394	—
FDIC-supported loans,
net of discounts
(InterBank)	696	1,375	14,731	16,802	186,985	203,787	—
Acquired non-covered loans,
net of discounts
(Valley Bank)	9,727	2,716	12,329	24,772	127,725	152,497	—
	11,489	7,932	43,252	62,673	3,178,898	3,241,571	470
Less FDIC-supported loans,
and acquired non-covered
loans, net of discounts	10,926	4,367	31,211	46,504	451,462	497,966	56

Total	$563	$3,565	$12,041	$16,169	$2,727,436	$2,743,605	$414

	December 31, 2013
							Total Loans
			Past Due				> 90 Days
	30-59 Days	60-89 Days	90 Days	Total Past		Total Loans	Past Due and
	Past Due	Past Due	or More	Due	Current	Receivable	Still Accruing
	(In Thousands)
One- to four-family
residential construction	$—	$—	$—	$—	$34,662	$34,662	$—
Subdivision construction	—	—	871	871	39,538	40,409	—
Land development	145	38	338	521	57,320	57,841	—
Commercial construction	—	—	—	—	184,019	184,019	—
Owner occupied one- to four-
family residential	1,233	344	3,014	4,591	84,542	89,133	211
Non-owner occupied one- to
four-family residential	1,562	171	843	2,576	143,332	145,908	140
Commercial real estate	2,856	131	6,205	9,192	771,498	780,690	—
Other residential	—	—	—	—	325,599	325,599	—
Commercial business	17	19	5,208	5,244	310,025	315,269	—
Industrial revenue bonds	—	—	2,023	2,023	40,207	42,230	—
Consumer auto	955	127	168	1,250	133,467	134,717	—
Consumer other	1,258	333	732	2,323	79,937	82,260	257
Home equity lines of credit	168	16	504	688	57,595	58,283	—
FDIC-supported loans, net of
discounts (TeamBank)	414	130	1,396	1,940	47,922	49,862	6
FDIC-supported loans, net of
discounts (Vantus Bank)	675	31	2,356	3,062	54,858	57,920	42
FDIC-supported loans,
net of discounts
(Sun Security Bank)	510	121	4,241	4,872	59,971	64,843	147
FDIC-supported loans, net of
discounts (InterBank)	6,024	1,567	16,768	24,359	189,180	213,539	20
	15,817	3,028	44,667	63,512	2,613,672	2,677,184	823
Less FDIC-supported loans,
net of discounts	7,623	1,849	24,761	34,233	351,931	386,164	215

Total	$8,194	$1,179	$19,906	$29,279	$2,261,741	$2,291,020	$608
Nonaccruing loans (excluding FDIC-supported loans, net of discount and acquired non-covered loans, net of discount) are summarized as follows:

	September 30,	December 31,
	2014	2013
	(In Thousands)

One- to four-family residential construction	$223	$—
Subdivision construction	1,223	871
Land development	265	338
Commercial construction	—	—
Owner occupied one- to four-family residential	1,446	2,803
Non-owner occupied one- to four-family residential	2,997	703
Commercial real estate	2,968	6,205
Other residential	—	—
Commercial business	1,632	5,208
Industrial revenue bonds	—	2,023
Consumer auto	131	168
Consumer other	405	475
Home equity lines of credit	337	504

Total	$11,627	$19,298

The following table presents the activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2014.  Also presented is the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of September 30, 2014:

	One- to Four-
	Family
	Residential and	Other	Commercial	Commercial	Commercial
	Construction	Residential	Real Estate	Construction	Business	Consumer	Total
	(In Thousands)
Allowance for loan losses
Balance June 30, 2014	$5,073	$1,723	$16,476	$8,249	$2,582	$3,979	$38,082
Provision (benefit) charged to expense	(1,647)	545	2,838	(2,499)	632	1,076	945
Losses charged off	(106)	—	(520)	(1)	(50)	(1,107)	(1,784)
Recoveries	120	14	170	24	—	510	838
Balance September 30, 2014	$3,440	$2,282	$18,964	$5,773	$3,164	$4,458	$38,081

Balance January 1, 2014	$6,235	$2,678	$16,939	$4,464	$6,451	$3,349	$40,116
Provision (benefit) charged to expense	(1,280)	(423)	2,704	1,263	(619)	2,454	4,099
Losses charged off	(1,803)	(2)	(1,239)	(131)	(2,737)	(2,891)	(8,803)
Recoveries	288	29	560	177	69	1,546	2,669
Balance September 30, 2014	$3,440	$2,282	$18,964	$5,773	$3,164	$4,458	$38,081

Ending balance:
Individually evaluated for
impairment	$1,340	$—	$1,736	$1,514	$596	$198	$5,384
Collectively evaluated for
impairment	$2,100	$2,274	$16,800	$4,241	$2,559	$4,221	$32,195
Loans acquired and accounted
for under ASC 310-30	$—	$8	$428	$18	$9	$39	$502

Loans
Individually evaluated for
impairment	$11,284	$10,203	$28,899	$7,791	$5,126	$1,256	$64,559
Collectively evaluated for
impairment	$289,844	$343,022	$843,395	$402,761	$387,202	$412,822	$2,679,046
Loans acquired and accounted
for under ASC 310-30	$248,701	$54,594	$106,877	$20,084	$18,251	$49,459	$497,966

The following table presents the activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2013:
	One- to Four-
	Family
	Residential and	Other	Commercial	Commercial	Commercial
	Construction	Residential	Real Estate	Construction	Business	Consumer	Total
	(In Thousands)
Allowance for loan losses
Balance July 1, 2013	$6,125	$3,373	$16,419	$5,789	$5,664	$2,815	$40,185
Provision (benefit) charged to expense	(234)	(372)	1,474	1,291	(1,732)	2,250	2,677
Losses charged off	(847)	(201)	(608)	(346)	(1,303)	(2,215)	(5,520)
Recoveries	87	6	888	50	648	435	2,114
Balance September 30, 2013	$5,131	$2,806	$18,173	$6,784	$3,277	$3,285	$39,456

Balance January 1, 2013	$6,822	$4,327	$17,441	$3,938	$5,096	$3,025	$40,649
Provision (benefit) charged to expense	292	1,329	6,736	3,413	137	2,666	14,573
Losses charged off	(2,088)	(2,887)	(7,138)	(675)	(2,672)	(3,884)	(19,344)
Recoveries	105	37	1,134	108	716	1,478	3,578
Balance September 30, 2013	$5,131	$2,806	$18,173	$6,784	$3,277	$3,285	$39,456

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

Impaired loans (excluding FDIC-supported loans, net of discount and acquired non-covered loans, net of discount), are summarized as follows:

	September 30, 2014
		Unpaid
	Recorded	Principal	Specific
	Balance	Balance	Allowance
	(In Thousands)

One- to four-family residential construction	$—	$—	$—
Subdivision construction	2,304	4,716	373
Land development	7,791	8,224	1,514
Commercial construction	—	—	—
Owner occupied one- to four-family residential	4,366	5,064	517
Non-owner occupied one- to four-family residential	4,614	4,837	450
Commercial real estate	28,899	30,210	1,736
Other residential	10,203	10,203	—
Commercial business	2,150	2,173	596
Industrial revenue bonds	2,976	4,288	—
Consumer auto	175	227	26
Consumer other	635	764	95
Home equity lines of credit	446	473	77

Total	$64,559	$71,179	$5,384

	Three Months Ended		Nine Months Ended
	September 30, 2014		September 30, 2014
	Average		Average
	Investment	Interest	Investment	Interest
	in Impaired	Income	in Impaired	Income
	Loans	Recognized	Loans	Recognized
	(In Thousands)

One- to four-family residential construction	$121	$—	$59	$—
Subdivision construction	2,207	8	2,549	38
Land development	7,650	70	10,403	213
Commercial construction	—	—	—	—
Owner occupied one- to four-family residential	4,665	56	5,100	168
Non-owner occupied one- to four-family residential	4,550	53	4,137	163
Commercial real estate	29,531	298	30,204	988
Other residential	10,304	86	10,665	296
Commercial business	2,163	31	2,657	99
Industrial revenue bonds	3,362	192	2,998	192
Consumer auto	216	4	182	11
Consumer other	678	15	690	57
Home equity lines of credit	415	6	461	20

Total	$65,862	$819	$70,105	$2,245

	At or for the Year Ended December 31, 2013
				Average
		Unpaid		Investment	Interest
	Recorded	Principal	Specific	in Impaired	Income
	Balance	Balance	Allowance	Loans	Recognized
	(In Thousands)
One- to four-family residential construction	$—	$—	$—	$36	$—
Subdivision construction	3,502	3,531	1,659	3,315	163
Land development	12,628	13,042	473	13,389	560
Commercial construction	—	—	—	—	—
Owner occupied one- to four-family residential	5,802	6,117	593	5,101	251
Non-owner occupied one- to four-family residential	3,751	4,003	249	4,797	195
Commercial real estate	31,591	34,032	90	42,242	1,632
Other residential	10,983	10,983	—	13,837	434
Commercial business	6,057	6,077	4,162	6,821	179
Industrial revenue bonds	2,698	2,778	—	2,700	27
Consumer auto	216	231	32	145	16
Consumer other	604	700	91	630	63
Home equity lines of credit	569	706	95	391	38

Total	$78,401	$82,200	$7,444	$93,404	$3,558

	September 30, 2013
		Unpaid
	Recorded	Principal	Specific
	Balance	Balance	Allowance
	(In Thousands)

One- to four-family residential construction	$—	$—	$—
Subdivision construction	3,785	3,896	851
Land development	15,444	15,848	2,192
Commercial construction	—	—	—
Owner occupied one- to four-family residential	5,174	5,393	430
Non-owner occupied one- to four-family residential	4,351	5,233	369
Commercial real estate	40,981	42,507	2,416
Other residential	11,367	11,367	169
Commercial business	6,138	6,140	1,512
Industrial revenue bonds	2,698	2,778	—
Consumer auto	184	228	28
Consumer other	595	664	89
Home equity lines of credit	410	424	91

Total	$91,127	$94,478	$8,147

	Three Months Ended		Nine Months Ended
	September 30, 2013		September 30, 2013
	Average		Average
	Investment	Interest	Investment	Interest
	in Impaired	Income	in Impaired	Income
	Loans	Recognized	Loans	Recognized
	(In Thousands)

One- to four-family residential construction	$48	$—	$48	$5
Subdivision construction	4,062	34	3,206	140
Land development	15,573	111	13,025	477
Commercial construction	—	—	—	—
Owner occupied one- to four-family residential	5,035	60	4,899	176
Non-owner occupied one- to four-family residential	4,832	12	5,112	173
Commercial real estate	40,792	506	44,374	1,246
Other residential	11,444	136	14,895	353
Commercial business	6,274	86	7,074	161
Industrial revenue bonds	2,698	—	2,701	14
Consumer auto	153	7	130	11
Consumer other	593	12	639	44
Home equity lines of credit	333	10	316	20

Total	$91,837	$974	$96,419	$2,820

At September 30, 2014, $25.1 million of impaired loans had specific valuation allowances totaling $5.4 million.  At December 31, 2013, $18.0 million of impaired loans had specific valuation allowances totaling $7.4 million.

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

The following tables present newly restructured loans during the three and nine months ended September 30, 2014 by type of modification:

	Three Months Ended September 30, 2014
				Total
	Interest Only	Term	Combination	Modification
	(In Thousands)

Mortgage loans on real estate:
One -to four- family residential	$308	$—	$—	$308
One -to four- family residential
construction	—	—	223	223
Commercial business	—	243	—	243
Consumer	—	6	—	6

	$308	$249	$223	$780

	Nine Months Ended September 30, 2014
				Total
	Interest Only	Term	Combination	Modification
	(In Thousands)

Mortgage loans on real estate:
Subdivision construction	$—	$250	$—	$250
One -to four- family residential
construction	—	—	223	223
One -to four- family residential	308	386	—	694
Commercial real estate	506	1,929	—	2,435
Commercial business	—	1,881	—	1,881
Industrial revenue bonds	—	1,150	—	1,150
Consumer	—	59	—	59

	$814	$5,655	$223	$6,692

At September 30, 2014, the Company had $52.1 million of loans that were modified in troubled debt restructurings and impaired, as follows:  $8.6 million of construction and land development loans, $15.6 million of single family and multi-family residential mortgage loans, $23.9 million of commercial real estate loans, $3.7 million of commercial business loans and $250,000 of consumer loans.  Of the total troubled debt restructurings at September 30, 2014, $47.4 million were accruing interest and $19.8 million were classified as substandard using the Company’s internal grading system, which is described below.  The Company had no troubled debt restructurings which were modified in the previous 12 months and subsequently defaulted during the nine months ended September 30, 2014.  When loans modified as troubled debt restructuring have subsequent payment defaults, the defaults are factored into the determination of the allowance for loan losses to ensure specific valuation allowances reflect amounts considered uncollectible.  At December 31, 2013, the Company had $10.9 million of construction and land development loans, $16.6 million of single family and multi-family residential mortgage loans, $24.8 million of commercial real estate loans, $1.5 million of commercial business loans and $310,000 of consumer loans that were modified in troubled debt restructurings and impaired.  Of the troubled debt restructurings totaling $54.1 million at December 31, 2013, $49.6 million were accruing interest and $22.1 million were classified as substandard using the Company’s internal grading system.

During the three months ended September 30, 2014, loans designated as troubled debt restructurings totaling $1.4 million met the criteria for placement back on accrual status.  The $1.4 million was made up of $1.4 million of commercial real estate loans and $6,000 of consumer loans.  During the nine months ended September 30, 2014, loans designated as troubled debt restructurings totaling $2.1 million met the criteria for placement back on accrual status.  The $2.1 million was made up of $1.5 million of commercial real estate loans, $591,000 of residential mortgage loans and $6,000 of consumer loans.

The Company reviews the credit quality of its loan portfolio using an internal grading system that classifies loans as “Satisfactory,” “Watch,” “Special Mention,” “Substandard” and “Doubtful.”  Substandard loans are characterized by the distinct possibility that the Bank will sustain some loss if certain deficiencies are not corrected.  Doubtful loans are those having all the weaknesses inherent to those classified Substandard with the added characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.  Special mention loans possess potential weaknesses that deserve management’s close attention but do not expose the Bank to a degree of risk that warrants substandard classification.  Loans classified as watch are being monitored because of indications of potential weaknesses or deficiencies that may require future classification as special mention or substandard.  Loans not meeting any of the criteria previously described are considered satisfactory.  The FDIC-covered loans are evaluated using this internal grading system.  These loans are accounted for in pools and are currently substantially covered through loss sharing agreements with the FDIC.  Minimal adverse classification in the loan pools was identified as of September 30, 2014 and December 31, 2013, respectively.  The acquired non-covered loans are also evaluated using this internal grading system.  These loans are accounted for in pools and minimal adverse classification in the loan pools was identified as of September 30, 2014.  See Note 8 for further discussion of the acquired loan pools and loss sharing agreements.  The loan grading system is presented by loan class below:

		September 30, 2014
			Special
	Satisfactory	Watch	Mention	Substandard	Doubtful	Total
		(In Thousands)
One- to four-family residential
construction	$43,163	$—	$—	$223	$—	$43,386
Subdivision construction	33,310	21	—	2,013	—	35,344
Land development	37,514	5,000	—	6,067	—	48,581
Commercial construction	361,971	—	—	—	—	361,971
Owner occupied one- to four-
family residential	76,166	611	—	2,207	—	78,984
Non-owner occupied one- to four-
family residential	139,070	350	—	3,994	—	143,414
Commercial real estate	808,064	51,967	—	12,263	—	872,294
Other residential	341,224	10,045	—	1,956	—	353,225
Commercial business	347,691	446	—	1,250	—	349,387
Industrial revenue bonds	41,114	622	—	1,205	—	42,941
Consumer auto	274,079	—	—	171	—	274,250
Consumer other	78,149	4	—	523	—	78,676
Home equity lines of credit	60,707	—	—	445	—	61,152
FDIC-supported loans, net of
discounts (TeamBank)	15,275	—	—	19	—	15,294
Acquired non--covered loans, net
of discounts (TeamBank)	28,333	—	—	8	—	28,341
FDIC-supported loans, net of
discounts (Vantus Bank)	43,252	—	—	401	—	43,653
FDIC-supported loans, net of
discounts (Sun Security Bank)	53,859	—	—	535	—	54,394
FDIC-supported loans, net of
discounts (InterBank)	202,904	—	—	883	—	203,787
Acquired non-covered loans,
net of discounts (Valley Bank)	152,497	—	—	—	—	152,497

Total	$3,138,342	$69,066	$—	$34,163	$—	$3,241,571

		December 31, 2013
			Special
	Satisfactory	Watch	Mention	Substandard	Doubtful	Total
		(In Thousands)
One- to four-family residential
construction	$34,364	$298	$—	$—	$—	$34,662
Subdivision construction	36,524	706	—	3,179	—	40,409
Land development	45,606	1,148	—	11,087	—	57,841
Commercial construction	184,019	—	—	—	—	184,019
Owner occupied one- to four-
family residential	84,931	503	—	3,699	—	89,133
Non-owner occupied one- to four-
family residential	137,003	6,718	—	2,187	—	145,908
Commercial real estate	727,668	37,937	—	15,085	—	780,690
Other residential	311,320	12,323	—	1,956	—	325,599
Commercial business	307,540	1,803	—	3,528	2,398	315,269
Industrial revenue bonds	39,532	675	—	2,023	—	42,230
Consumer auto	134,516	—	—	201	—	134,717
Consumer other	81,769	6	—	485	—	82,260
Home equity lines of credit	57,713	—	—	570	—	58,283
FDIC-supported loans, net of
discounts (TeamBank)	49,702	—	—	160	—	49,862
FDIC-supported loans, net of
discounts (Vantus Bank)	57,290	—	—	630	—	57,920
FDIC-supported loans, net of
discounts (Sun Security Bank)	63,360	—	—	1,483	—	64,843
FDIC-supported loans, net of
discounts (InterBank)	213,539	—	—	—	—	213,539

Total	$2,566,396	$62,117	$—	$46,273	$2,398	$2,677,184

NOTE 8: ACQUIRED LOANS, LOSS SHARING AGREEMENTS AND FDIC INDEMNIFICATION ASSETS

On March 20, 2009, Great Southern Bank entered into a purchase and assumption agreement with loss share with the Federal Deposit Insurance Corporation (FDIC) to assume all of the deposits (excluding brokered deposits) and acquire certain assets of TeamBank, N.A., a full service commercial bank headquartered in Paola, Kansas.

The loans, commitments and foreclosed assets purchased in the TeamBank transaction are covered by a loss sharing agreement between the FDIC and Great Southern Bank.  Under the loss sharing agreement, the Bank shares in the losses on assets covered under the agreement (referred to as covered assets). On losses up to $115.0 million, the FDIC agreed to reimburse the Bank for 80% of the losses. On losses exceeding $115.0 million, the FDIC agreed to reimburse the Bank for 95% of the losses.  Realized losses covered by the loss sharing agreement include loan contractual balances (and related unfunded commitments that were acquired), accrued interest on loans for up to 90 days, the book value of foreclosed real estate acquired, and certain direct costs, less cash or other consideration received by the Bank.  This agreement extends for ten years for 1-4 family real estate loans and for five years for other loans, which five-year period ended March 31, 2014.  The value of this loss sharing agreement was considered in determining fair values of loans and foreclosed assets acquired.  The loss sharing agreement is subject to the Bank following servicing procedures as specified in the agreement with the FDIC.  The expected reimbursements under the loss sharing agreement were recorded as an indemnification asset at their preliminary estimated fair value on the acquisition date.  Based upon the acquisition date fair values of the net assets acquired, no goodwill was recorded.  A discount was recorded in conjunction with the fair value of the acquired loans and the amount accreted to yield during the three and nine months ended September 30, 2014 was $-0-.  The amount accreted to yield during the three and nine months ended September 30, 2013 was $0 and $134,000, respectively.

On September 4, 2009, Great Southern Bank entered into a purchase and assumption agreement with loss share with the FDIC to assume all of the deposits and acquire certain assets of Vantus Bank, a full service thrift headquartered in Sioux City, Iowa.

The loans, commitments and foreclosed assets purchased in the Vantus Bank transaction are covered by a loss sharing agreement between the FDIC and Great Southern Bank.  Under the loss sharing agreement, the Bank shares in the losses on assets covered under the agreement (referred to as covered assets). On losses up to $102.0 million, the FDIC agreed to reimburse the Bank for 80% of the losses. On losses exceeding $102.0 million, the FDIC agreed to reimburse the Bank for 95% of the losses. Realized losses covered by the loss sharing agreement include loan contractual balances (and related unfunded commitments that were acquired), accrued interest on loans for up to 90 days, the book value of foreclosed real estate acquired, and certain direct costs, less cash or other consideration received by the Bank.  This agreement extends for ten years for 1-4 family real estate loans and for five years for other loans, which five year period ended on September 30, 2014.  The value of this loss sharing agreement was considered in determining fair values of loans and foreclosed assets acquired.  The loss sharing agreement is subject to the Bank following servicing procedures as specified in the agreement with the FDIC.  The expected reimbursements under the loss sharing agreement were recorded as an indemnification asset at their preliminary estimated fair value on the acquisition date.  Based upon the acquisition date fair values of the net assets acquired, no goodwill was recorded.  A discount was recorded in conjunction with the fair value of the acquired loans and the amount accreted to yield during the three and nine months ended September 30, 2014 was $-0-.  The amount accreted to yield during the three and nine months ended September 30, 2013 was $19,000 and $99,000, respectively.

On October 7, 2011, Great Southern Bank entered into a purchase and assumption agreement with loss share with the FDIC to assume all of the deposits and acquire certain assets of Sun Security Bank, a full service bank headquartered in Ellington, Missouri.

The loans and foreclosed assets purchased in the Sun Security Bank transaction are covered by a loss sharing agreement between the FDIC and Great Southern Bank.  Under the loss sharing agreement, the FDIC agreed to cover 80% of the losses on the loans (excluding approximately $4 million of consumer loans) and foreclosed assets purchased subject to certain limitations.  Realized losses covered by the loss sharing agreement include loan contractual balances (and related unfunded commitments that were acquired), accrued interest on loans for up to 90 days, the book value of foreclosed real estate acquired, and certain direct costs, less cash or other consideration received by Great Southern.  This agreement extends for ten years for 1-4 family real estate loans and for five years for other loans.  The value of this loss sharing agreement was considered in determining fair values of loans and foreclosed assets acquired.  The loss sharing agreement is subject to the Bank following servicing procedures as specified in the agreement with the FDIC.  The expected reimbursements under the loss sharing agreement were recorded as an indemnification asset at their preliminary estimated fair value on the acquisition date.  Based upon the acquisition date fair values of the net assets acquired, no goodwill was recorded.  A discount was recorded in conjunction with the fair value of the acquired loans and the amount accreted to yield during the three and nine months ended September 30, 2014 was $0 and $105,000, respectively.  The amount accreted to yield during the three and nine months ended September 30, 2013 was $210,000 and $827,000, respectively.

On April 27, 2012, Great Southern Bank entered into a purchase and assumption agreement with loss share with the FDIC to assume all of the deposits and acquire certain assets of Inter Savings Bank, FSB (“InterBank”), a full service bank headquartered in Maple Grove, Minnesota.

The loans and foreclosed assets purchased in the InterBank transaction are covered by a loss sharing agreement between the FDIC and Great Southern Bank.  Under the loss sharing agreement, the FDIC agreed to cover 80% of the losses on the loans (excluding approximately $60,000 of consumer loans) and foreclosed assets purchased subject to certain limitations.  Realized losses covered by the loss sharing agreement include loan contractual balances (and related unfunded commitments that were acquired), accrued interest on loans for up to 90 days, the book value of foreclosed real estate acquired, and certain direct costs, less cash or other consideration received by Great Southern.  This agreement extends for ten years for 1-4 family real estate loans and for five years for other loans.  The value of this loss sharing agreement was considered in determining fair values of loans and foreclosed assets acquired.  The loss sharing agreement is subject to the Bank following servicing procedures as specified in the agreement with the FDIC.  The expected reimbursements under the loss sharing agreement were recorded as an indemnification asset at their preliminary estimated fair value on the acquisition date.  Based upon the acquisition date fair values of the net assets acquired, no goodwill was recorded.  A premium was recorded in conjunction with the fair value of the acquired loans and the amount amortized to yield during the three and nine months ended September 30, 2014 was $133,000 and $417,000, respectively.  The amount amortized to yield during the three and nine months ended September 30, 2013 was $155,000 and $485,000, respectively.

On June 20, 2014, Great Southern Bank entered into a purchase and assumption agreement with the FDIC to purchase a substantial portion of the loans and investment securities, as well as certain other assets, and assume all of the deposits, as well as certain other liabilities, of Valley Bank (“Valley”), a full-service bank headquartered in Moline, Illinois, with significant operations in Iowa.  This transaction did not include a loss sharing agreement.

Based upon the acquisition date fair values of the net assets acquired, no goodwill was recorded. A premium was recorded in conjunction with the fair value of the acquired loans and the amount amortized to yield during each of the three and nine months ended September 30, 2014 was $263,000.

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
The amount of the estimated cash flows expected to be received from the acquired loan pools in excess of the fair values recorded for the loan pools is referred to as the accretable yield.  The accretable yield is recognized as interest income over the estimated lives of the loans.  The Company continues to evaluate the fair value of the loans including cash flows expected to be collected.  Increases in the Company’s cash flow expectations are recognized as increases to the accretable yield while decreases are recognized as impairments through the allowance for loan losses.  During the three and nine months ended September 30, 2014, increases in expected cash flows related to the acquired loan portfolios resulted in adjustments of $5.1 million and $25.0 million, respectively, to the accretable yield to be spread over the estimated remaining lives of the loans on a level-yield basis. During the three and nine months ended September 30, 2013, similar such adjustments totaling $11.9 million and $26.9 million, respectively, were made to the accretable yield.  The current year increases in expected cash flows also reduced the amount of expected reimbursements under the loss sharing agreements.  During the three and nine months ended September 30, 2014, this resulted in corresponding adjustments of $4.1 million and $20.0 million, respectively, to the indemnification assets to be amortized on a level-yield basis over the remainder of the loss sharing agreements or the remaining expected lives of the loan pools, whichever is shorter.  During the three and nine months ended September 30, 2013, corresponding adjustments of $9.4 million and $21.3 million, respectively, were made to the indemnification assets.

Because these adjustments will be recognized over the remaining lives of the loan pools and the remainder of the loss sharing agreements, respectively, they will impact future periods as well.  The remaining accretable yield adjustment that will affect interest income is $29.6 million and the remaining adjustment to the indemnification assets, including the effects of the clawback liability related to Interbank, that will affect non-interest income (expense) is $(26.0) million.  Of the remaining adjustments, we expect to recognize $7.2 million of interest income and $(6.0) million of non-interest income (expense) in the remainder of 2014.  Additional adjustments may be recorded in future periods from the FDIC-assisted acquisitions, as the Company continues to estimate expected cash flows from the acquired loan pools.

The impact of adjustments on the Company’s financial results is shown below:

	Three Months Ended		Three Months Ended
	September 30, 2014		September 30, 2013
	(In Thousands, Except Per Share Data
	and Basis Points Data)

Impact on net interest income/
net interest margin (in basis points)	$8,848	98 bps	$8,412	101 bps
Non-interest income	(7,438)		(7,310)
Net impact to pre-tax income	$1,410		$1,102
Net impact net of taxes	$917		$716
Impact to diluted earnings per common share	$0.07		$0.05

	Nine Months Ended		Nine Months Ended
	September 30, 2014		September 30, 2013
	(In Thousands, Except Per Share Data
	and Basis Points Data)

Impact on net interest income/
net interest margin (in basis points)	$25,836	101 bps	$26,508	103 bps
Non-interest income	(21,915)		(22,529)
Net impact to pre-tax income	$3,921		$3,979
Net impact net of taxes	$2,549		$2,586
Impact to diluted earnings per common share	$0.19		$0.19

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

At September 30, 2014 and December 31, 2013, the Bank’s internal estimate of credit performance was expected to be better than the threshold set by the FDIC in the loss sharing agreement.  Therefore, a separate clawback liability totaling $5.8 million and $3.7 million was recorded as of September 30, 2014 and December 31, 2013, respectively.

As changes in the fair values of the loans and foreclosed assets are determined due to changes in expected cash flows, changes in the amount of the clawback liability will occur.

TeamBank Loans, Foreclosed Assets and Indemnification Asset.  The following tables present the balances of the FDIC indemnification asset related to the TeamBank transaction at September 30, 2014 and December 31, 2013. Gross loan balances (due from the borrower) were reduced approximately $389.9 million since the transaction date because of $256.1 million of repayments from borrowers, $61.6 million in transfers to foreclosed assets and $72.2 million in charge-offs to customer loan balances.  Based upon the collectability analyses performed during the acquisition, we expected certain levels of foreclosures and charge-offs and actual results have been better than our expectations.  As a result, cash flows expected to be received from the acquired loan pools have increased, resulting in adjustments that were made to the related accretable yield as described above.

	September 30, 2014
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$46,222	$169
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(2,061)	—
Original estimated fair value of assets, net of activity since
acquisition date	(43,635)	(156)

Expected loss remaining	526	13
Assumed loss sharing recovery percentage	83%	77%

Estimated loss sharing value	438	10
Indemnification asset to be amortized resulting from
change in expected losses	327	—
Accretable discount on FDIC indemnification asset	—	—
FDIC indemnification asset	$765	$10

	December 31, 2013
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$53,553	$664
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(2,882)	—
Original estimated fair value of assets, net of activity since
acquisition date	(49,862)	(647)

Expected loss remaining	809	17
Assumed loss sharing recovery percentage	82%	76%

Estimated loss sharing value	665	13
Indemnification asset to be amortized resulting from
change in expected losses	593	—
Accretable discount on FDIC indemnification asset	(10)	—
FDIC indemnification asset	$1,248	$13

Vantus Bank Loans, Foreclosed Assets and Indemnification Asset.  The following tables present the balances of the FDIC indemnification asset related to the Vantus Bank transaction at September 30, 2014 and December 31, 2013. Gross loan balances (due from the borrower) were reduced approximately $286.7 million since the transaction date because of $240.6 million of repayments from borrowers, $16.5 million in transfers to foreclosed assets and $29.6 million in charge-offs to customer loan balances.  Based upon the collectability analyses performed during the acquisition, we expected certain levels of foreclosures and charge-offs and actual results have been better than our expectations.  As a result, cash flows expected to be received from the acquired loan pools have increased, resulting in adjustments that were made to the related accretable yield as described above.

	September 30, 2014
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$44,877	$1,205
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(456)	—
Original estimated fair value of assets, net of activity since
acquisition date	(43,653)	(1,015)

Expected loss remaining	768	190
Assumed loss sharing recovery percentage	74%	—%

Estimated loss sharing value(1)	566	—
Indemnification asset to be amortized resulting from
change in expected losses	278	—
Accretable discount on FDIC indemnification asset	—	—
FDIC indemnification asset	$844	$—

(1)
Includes $153,000 impairment of indemnification asset for foreclosed assets.  Resolution of certain items related to commercial foreclosed assets did not occur prior to the expiration of the non-single-family loss sharing agreement for Vantus Bank on September 30, 2014.

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

Sun Security Bank Loans, Foreclosed Assets and Indemnification Asset.  The following tables present the balances of the FDIC indemnification asset related to the Sun Security Bank transaction at September 30, 2014 and December 31, 2013.  Gross loan balances (due from the borrower) were reduced approximately $171.7 million since the transaction date because of $112.8 million of repayments from borrowers, $27.6 million in transfers to foreclosed assets and $31.3 million of charge-offs to customer loan balances.  Based upon the collectability analyses performed during the acquisition, we expected certain levels of foreclosures and charge-offs and actual results have been better than our expectations.  As a result, cash flows expected to be received from the acquired loan pools have increased, resulting in adjustments that were made to the related accretable yield as described above.

	September 30, 2014
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$62,722	$2,598
Reclassification from nonaccretable discount to accretable discount due to change in expected losses (net of accretion to date)	(3,540)	—
Original estimated fair value of assets, net of activity since
acquisition date	(54,394)	(1,521)

Expected loss remaining	4,788	1,077
Assumed loss sharing recovery percentage	66%	80%

Estimated loss sharing value	3,173	862
Indemnification asset to be amortized resulting from
change in expected losses	2,827	—
Accretable discount on FDIC indemnification asset	(363)	(63)
FDIC indemnification asset	$5,637	$799

	December 31, 2013
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$78,524	$3,582
Non-credit premium/(discount), net of activity since acquisition date	(105)	—
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(5,062)	—
Original estimated fair value of assets, net of activity since
acquisition date	(64,843)	(2,193)

Expected loss remaining	8,514	1,389
Assumed loss sharing recovery percentage	70%	80%

Estimated loss sharing value	5,974	1,111
Indemnification asset to be amortized resulting from
change in expected losses	4,049	—
Accretable discount on FDIC indemnification asset	(680)	(93)
FDIC indemnification asset	$9,343	$1,018

InterBank Loans, Foreclosed Assets and Indemnification Asset.  The following table presents the balances of the FDIC indemnification asset related to the InterBank transaction at September 30, 2014.  Gross loan balances (due from the borrower) were reduced approximately $138.8 million since the transaction date because of $107.2 million of repayments by the borrower, $11.4 million in transfers to foreclosed assets and $20.2 million of charge-offs to customer loan balances.  Based upon the collectability analyses performed during the acquisition, we expected certain levels of foreclosures and charge-offs and actual results have been better than our expectations.  As a result, cash flows expected to be received from the acquired loan pools have increased, resulting in adjustments that were made to the related accretable yield as described above.

	September 30, 2014
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$254,427	$5,076
Non-credit premium/(discount), net of activity since acquisition date	1,488	—
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(23,518)	—
Original estimated fair value of assets, net of activity since
acquisition date	(203,787)	(3,976)

Expected loss remaining	28,610	1,100
Assumed loss sharing recovery percentage	82%	80%

Estimated loss sharing value(1)	23,444	880
FDIC loss share clawback	3,793	—
Indemnification asset to be amortized resulting from
change in expected losses	18,814	—
Accretable discount on FDIC indemnification asset	(3,350)	(33)
FDIC indemnification asset	$42,701	$847

(1)	Includes $400,000 impairment of indemnification asset for loans

	December 31, 2013
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$284,975	$6,543
Non-credit premium/(discount), net of activity since acquisition date	1,905	—
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(21,218)	—
Original estimated fair value of assets, net of activity since
acquisition date	(213,539)	(5,073)

Expected loss remaining	52,123	1,470
Assumed loss sharing recovery percentage	82%	80%

Estimated loss sharing value	42,654	1,176
FDIC loss share clawback	2,893	—
Indemnification asset to be amortized resulting from
change in expected losses	16,974	—
Accretable discount on FDIC indemnification asset	(4,874)	(33)
FDIC indemnification asset	$57,647	$1,143

Valley Bank Loans and Foreclosed Assets.  The following table presents the balances of the loans and discount related to the Valley Bank transaction at September 30, 2014.  Gross loan balances (due from the borrower) were reduced approximately $14.1 million since the transaction date because of $12.3 million of repayments by the borrower and $1.8 million of charge-offs to customer loan balances.  The Valley Bank transaction did not include a loss sharing agreement; however, the loans were recorded at a discount, which is accreted to yield over the life of the loans.

	September 30, 2014
		Foreclosed
	Loans	Assets
	(In Thousands)

Initial basis, net of activity since acquisition date	$179,065	$—
Non-credit premium/(discount), net of activity since acquisition date	1,752	—
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	—	—
Original estimated fair value of assets, net of activity since
acquisition date	(152,497)	—

Expected loss remaining	$28,320	$—

	June 20, 2014
		Foreclosed
	Loans	Assets
	(In Thousands)

Initial basis	$193,186	$—
Non-credit premium/(discount)	2,015	—
Original estimated fair value of assets	(165,098)	—

Expected loss remaining	$30,103	$—

Changes in the accretable yield for acquired loan pools were as follows for the three months ended September 30, 2014 and 2013:

			Sun Security
	TeamBank	Vantus Bank	Bank	InterBank	Valley Bank
	(In Thousands)

Balance, July 1, 2013	$8,610	$8,647	$10,055	$34,967	$—
Accretion	(1,450)	(1,832)	(4,795)	(7,034)	—
Reclassification from
nonaccretable yield(1)	1,109	(379)	5,293	7,774	—

Balance, September 30, 2013	$8,269	$6,436	$10,553	$35,707	$—

Balance July 1, 2014	$7,434	$4,578	$9,427	$41,108	$22,811
Accretion	(887)	(859)	(2,119)	(10,002)	(2,062)
Reclassification from
nonaccretable yield(1)	725	916	789	4,857	—

Balance, September 30, 2014	$7,272	$4,635	$8,097	$35,963	$20,749

(1)
Represents increases in estimated cash flows expected to be received from the acquired loan pools, primarily due to lower estimated credit losses.  The numbers also include changes in expected accretion of the loan pools for TeamBank, Vantus Bank, Sun Security Bank and InterBank for the three months ended September 30, 2014, totaling $522,000, $831,000, $139,000 and $707,000, respectively, and for the three months ended September 30, 2013, totaling $340,000, $0, $4.3 million and $7.3 million, respectively. There have not yet been any changes to the expected accretion of the loan pools for Valley Bank.

Changes in the accretable yield for acquired loan pools were as follows for the nine months ended September 30, 2014 and 2013:

			Sun Security
	TeamBank	Vantus Bank	Bank	InterBank	Valley Bank
	(In Thousands)

Balance, January 1, 2013	$12,128	$13,538	$11,259	$42,574	$—
Accretion	(7,050)	(7,492)	(13,021)	(20,423)	—
Reclassification from
nonaccretable yield(1)	3,191	390	12,315	13,556	—

Balance, September 30, 2013	$8,269	$6,436	$10,553	$35,707	$—

Balance January 1, 2014	$7,402	$5,725	$11,113	$40,095	$—
Additions	—	—	—	—	22,976
Accretion	(3,169)	(2,990)	(7,343)	(28,404)	(2,227)
Reclassification from
nonaccretable yield(1)	3,039	1,900	4,327	24,272	—

Balance, September 30, 2014	$7,272	$4,635	$8,097	$35,963	$20,749

(1)
Represents increases in estimated cash flows expected to be received from the acquired loan pools, primarily due to lower estimated credit losses.  The numbers also include changes in expected accretion of the loan pools for TeamBank, Vantus Bank, Sun Security Bank and InterBank for the nine months ended September 30, 2014, totaling $2.8 million, $1.8 million, $1.5 million and $2.4 million, respectively, and for the nine months ended September 30, 2013, totaling $2.5 million, $516,000, $9.0 million and $14.9 million, respectively.  There have not yet been any changes to the expected accretion of the loan pools for Valley Bank.

NOTE 9: OTHER REAL ESTATE OWNED

Major classifications of other real estate owned were as follows:

	September 30,	December 31,
	2014	2013
	(In Thousands)
Foreclosed assets held for sale
One- to four-family construction	$—	$—
Subdivision construction	9,778	11,652
Land development	17,752	16,788
Commercial construction	—	2,132
One- to four-family residential	1,564	744
Other residential	3,577	5,900
Commercial real estate	1,779	4,135
Commercial business	59	77
Consumer	565	969
	35,074	42,397
FDIC-supported foreclosed assets, net of discounts	6,668	9,006

Foreclosed assets held for sale, net	41,742	51,403

Other real estate owned not acquired through
foreclosure	2,020	2,111

Other real estate owned	$43,762	$53,514

Other real estate owned not acquired through foreclosure includes 12 properties, 11 of which were branch locations that have been closed and are held for sale, and one of which is land which was acquired for a potential branch location.

Expenses applicable to foreclosed assets included the following:

	Three Months Ended September 30,
	2014	2013
	(In Thousands)
Net (gain) loss on sales of foreclosed assets	$126	$27
Valuation write-downs	158	258
Operating expenses, net of rental income	698	783

	$982	$1,068

	Nine Months Ended September 30,
	2014	2013
	(In Thousands)
Net (gain) loss on sales of foreclosed assets	$72	$(255)
Valuation write-downs	1,357	1,313
Operating expenses, net of rental income	1,744	2,420

	$3,173	$3,478

NOTE 10: DEPOSITS

	September 30,	December 31,
	2014	2013
	(In Thousands)
Time Deposits:
0.00% - 0.99%	$802,532	$669,698
1.00% - 1.99%	245,047	251,118
2.00% - 2.99%	65,449	61,042
3.00% - 3.99%	9,424	9,413
4.00% - 4.99%	1,712	1,852
5.00% and above	420	819
Total time deposits (0.77% - 0.69%)	1,124,584	993,942
Non-interest-bearing demand deposits	521,705	522,805
Interest-bearing demand and savings deposits (0.19% - 0.20%)	1,424,881	1,291,879
Total Deposits	$3,071,170	$2,808,626

NOTE 11: ADVANCES FROM FEDERAL HOME LOAN BANK

Advances from the Federal Home Loan Bank at September 30, 2014 and December 31, 2013 consisted of the following:

	September 30, 2014		December 31, 2013
		Weighted		Weighted
		Average		Average
		Interest		Interest
Due In	Amount	Rate	Amount	Rate
	(In Thousands)	(In Thousands)	(In Thousands)

2014	$149,015	0.21%	$2,315	1.02%
2015	10,065	3.87	10,065	3.87
2016	70	5.06	25,070	3.81
2017	30,825	3.20	85,825	3.92
2018	81	5.06	81	5.06
2019 and thereafter	529	5.51	529	5.51

	190,585	0.91	123,885	3.85

Unamortized fair value adjustment	79		2,872

	$190,664		$126,757

Included in the Bank’s FHLB advances at September 30, 2014 and December 31, 2013, was a $10.0 million advance with a maturity date of October 26, 2015.  The interest rate on this advance is 3.86%.  The advance has a call provision that allows the Federal Home Loan Bank of Topeka to call the advance quarterly.

Included in the Bank’s FHLB advances at September 30, 2014 and December 31, 2013, was a $30.0 million advance with a maturity date of November 24, 2017.  The interest rate on this advance is 3.20%.  The advance has a call provision that allows the Federal Home Loan Bank of Des Moines to call the advance quarterly.

Included in the Bank’s FHLB advances at December 31, 2013, was a $25.0 million advance with a maturity date of December 7, 2016.  The interest rate on this advance was 3.81%.  This advance was repaid by the Bank in June 2014.

Included in the Bank’s FHLB advances at December 31, 2013, was a $30.0 million advance with a maturity date of March 29, 2017.  The interest rate on this advance was 4.07%.  This advance was repaid by the Bank in June 2014.

Included in the Bank’s FHLB advances at December 31, 2013, was a $25.0 million advance with a maturity date of June 20, 2017.  The interest rate on this advance was 4.57%.  This advance was repaid by the Bank in June 2014.

The Company prepaid $80 million of its Federal Home Loan Bank advances and $50 million of structured repurchase agreements (see Note 12) in the nine months ended September 30, 2014 as part of a strategy to utilize the Bank’s liquidity and improve net interest margin.  As a result, the Company incurred one-time prepayment penalties totaling $7.4 million, which were included in other operating expenses.

NOTE 12: STRUCTURED REPURCHASE AGREEMENTS

In September 2008, the Company entered into a structured repurchase borrowing transaction for a total of $50 million.  This borrowing bore interest at a fixed rate of 4.34%, was scheduled to mature September 15, 2015, and had a call provision that allowed the repurchase counterparty to call the borrowing quarterly.  The Company pledged investment securities to collateralize this borrowing.

In June 2014, the Company elected to repay this structured repurchase borrowing.

NOTE 13: INCOME TAXES

Reconciliations of the Company’s effective tax rates to the statutory corporate tax rates were as follows:

	Three Months Ended September 30,
	2014	2013
Tax at statutory rate	35.0%	35.0%
Nontaxable interest and dividends	(3.1)	(4.3)
Tax credits	(8.4)	(12.2)
State taxes	1.7	3.0
Other	0.2	(1.4)

	25.4%	20.1%

	Nine Months Ended September 30,
	2014	2013
Tax at statutory rate	35.0%	35.0%
Nontaxable interest and dividends	(3.3)	(4.3)
Tax credits	(9.2)	(11.1)
State taxes	1.5	2.1
Other	0.4	(0.2)

	24.4%	21.5%

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

 Recurring Measurements

		Fair value measurements using
		Quoted prices
		in active
		markets	Other	Significant
		for identical	observable	unobservable
		assets	inputs	inputs
	Fair value	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
September 30, 2014
U.S. government agencies	$18,937	$—	$18,937	$—
Mortgage-backed securities	276,627	—	276,627	—
States and political subdivisions	126,547	—	126,547	—
Equity securities	3,045	—	3,045	—
Mortgage servicing rights	189	—	—	189
Interest rate derivative asset	2,050	—	—	2,050
Interest rate derivative liability	(1,489)	—	—	(1,489)

December 31, 2013
U.S. government agencies	$17,255	$—	$17,255	$—
Mortgage-backed securities	367,578	—	367,578	—
Small Business Administration loan pools	44,855	—	44,855	—
States and political subdivisions	122,724	—	122,724	—
Equity securities	2,869	—	2,869	—
Mortgage servicing rights	211	—	—	211
Interest rate derivative asset	2,544	—	—	2,544
Interest rate derivative liability	(1,613)	—	—	(1,613)

The following is a description of inputs and valuation methodologies used for assets recorded at fair value on a recurring basis and recognized in the accompanying statements of financial condition at September 30, 2014 and December 31, 2013, as well as the general classification of such assets pursuant to the valuation hierarchy.  There have been no significant changes in the valuation techniques during the three-month period ended September 30, 2014.

Securities Available for Sale. Investment securities available for sale are recorded at fair value on a recurring basis. The fair values used by the Company are obtained from an independent pricing service, which represent either quoted market prices for the identical asset or fair values determined by pricing models, or other model-based valuation techniques, that consider observable market data, such as interest rate volatilities, LIBOR yield curve, credit spreads and prices from market makers and live trading systems.  Recurring Level 2 securities include U.S. government agency securities, mortgage-backed securities, Small Business Administration (SBA) loan pools, state and municipal bonds and equity securities. Inputs used for valuing Level 2 securities include observable data that may include dealer quotes, benchmark yields, market spreads, live trading levels and market consensus prepayment speeds, among other things. Additional inputs include indicative values derived from the independent pricing service’s proprietary computerized models. There were no Recurring Level 3 securities at September 30, 2014 or December 31, 2013.

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

The Company considers transfers between the levels of the hierarchy to be recognized at the end of related reporting periods.  From December 31, 2013 to September 30, 2014, no assets for which fair value is measured on a recurring basis transferred between any levels of the hierarchy.

Level 3 Reconciliation

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs.

	Mortgage Servicing Rights
	2014	2013
	(In Thousands)

Balance, July 1	$196	$246
Additions	28	32
Amortization	(35)	(42)
Balance, September 30	$189	$236

	Mortgage Servicing Rights
	2014	2013
	(In Thousands)

Balance, January 1	$211	$152
Additions	81	224
Amortization	(103)	(140)
Balance, September 30	$189	$236

	Interest Rate Derivative Asset
	2014	2013
	(In Thousands)

Balance, July 1	$1,722	$1,379
Change in fair value through earnings	(210)	182
Balance, September 30	$1,512	$1,561

	Interest Rate Derivative Asset
	2014	2013
	(In Thousands)

Balance, January 1	$1,859	$2,112
Change in fair value through earnings	(347)	(551)
Balance, September 30	$1,512	$1,561

	Interest Rate Cap Derivative Asset Designated as Hedging Instrument
	2014	2013
	(In Thousands)

Balance, July 1	$462	$—
Additions	—	738
Change in fair value through other
comprehensive income	76	(69)
Balance, September 30	$538	$669

	Interest Rate Cap Derivative Asset Designated as Hedging Instrument
	2014	2013
	(In Thousands)

Balance, January 1	$685	$—
Additions	—	738
Change in fair value through other
comprehensive income	(147)	(69)
Balance, September 30	$538	$669

	Interest Rate Swap Liability
	2014	2013
	(In Thousands)

Balance, July 1	$1,711	$1,019
Change in fair value through earnings	(222)	307
Balance, September 30	$1,489	$1,326

	Interest Rate Swap Liability
	2014	2013
	(In Thousands)

Balance, January 1	$1,613	$2,160
Change in fair value through earnings	(124)	(834)
Balance, September 30	$1,489	$1,326

Nonrecurring Measurements

The following tables present the fair value measurements of assets measured at fair value during the periods presented on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2014 and December 31, 2013:

		Fair Value Measurements Using
		Quoted prices
		in active
		markets	Other	Significant
		for identical	observable	unobservable
		assets	inputs	inputs
	Fair value	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
September 30, 2014
Impaired loans
One- to four-family residential construction	$—	$—	$—	$—
Subdivision construction	275	—	—	275
Land development	3,952	—	—	3,952
Owner occupied one- to four-family residential	1,505	—	—	1,505
Non-owner occupied one- to four-family residential	954	—	—	954
Commercial real estate	5,343	—	—	5,343
Other residential	—	—	—	—
Commercial business	317	—	—	317
Consumer auto	46	—	—	46
Consumer other	411	—	—	411
Home equity lines of credit	239	—	—	239
Total impaired loans	$13,042	$—	$—	$13,042

Foreclosed assets held for sale	$1,887	$—	$—	$1,887

December 31, 2013
Impaired loans
One- to four-family residential construction	$—	$—	$—	$—
Subdivision construction	145	—	—	145
Land development	1,474	—	—	1,474
Owner occupied one- to four-family residential	349	—	—	349
Non-owner occupied one- to four-family residential	388	—	—	388
Commercial real estate	5,224	—	—	5,224
Other residential	1,440	—	—	1,440
Commercial business	61	—	—	61
Consumer auto	19	—	—	19
Consumer other	275	—	—	275
Home equity lines of credit	70	—	—	70
Total impaired loans	$9,445	$—	$—	$9,445

Foreclosed assets held for sale	$2,169	$—	$—	$2,169

The following is a description of valuation methodologies used for assets measured at fair value on a nonrecurring basis and recognized in the accompanying statements of financial condition, as well as the general classification of such assets pursuant to the valuation hierarchy.

Loans Held for Sale.  Mortgage loans held for sale are recorded at the lower of carrying value or fair value.  The fair value of mortgage loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics.  As such, the Company classifies mortgage loans held for sale as Nonrecurring Level 2.  Write-downs to fair value typically do not occur as the Company generally enters into commitments to sell individual mortgage loans at the time the loan is originated to reduce market risk.  The Company typically does not have commercial loans held for sale.  At September 30, 2014 and December 31, 2013, the aggregate fair value of mortgage loans held for sale exceeded their cost.  Accordingly, no mortgage loans held for sale were marked down and reported at fair value.

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

The Company records impaired loans as Nonrecurring Level 3. If a loan’s fair value as estimated by the Company is less than its carrying value, the Company either records a charge-off of the portion of the loan that exceeds the fair value or establishes a reserve within the allowance for loan losses specific to the loan.  Loans for which such charge-offs or reserves were recorded during the nine months ended September 30, 2014 or the year ended December 31, 2013, are shown in the table above (net of reserves).

Foreclosed Assets Held for Sale.  Foreclosed assets held for sale are initially recorded at fair value less estimated cost to sell at the date of foreclosure.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less estimated cost to sell.  Foreclosed assets held for sale are classified as Level 3.  The foreclosed assets represented in the table above have been re-measured during the nine months ended September 30, 2014 or the year ended December 31, 2013, subsequent to their initial transfer to foreclosed assets.

The following disclosure relates to financial assets for which it is not practicable for the Company to estimate the fair value at September 30, 2014 and December 31, 2013.

FDIC Indemnification Asset: As part of the Purchase and Assumption Agreements, the Bank and the FDIC entered into loss sharing agreements. These agreements cover realized losses on loans and foreclosed real estate, subject to certain limitations which are more fully described in Note 8.

Under the TeamBank agreement, the FDIC agreed to reimburse the Bank for 80% of the first $115 million in realized losses and 95% for realized losses that exceed $115 million.  The indemnification asset was originally recorded at fair value on the acquisition date (March 20, 2009) and at September 30, 2014 and December 31, 2013, the carrying value was $775,000 and $1.3 million, respectively.

Under the Vantus Bank agreement, the FDIC agreed to reimburse the Bank for 80% of the first $102 million in realized losses and 95% for realized losses that exceed $102 million.  The indemnification asset was originally recorded at fair value on the acquisition date (September 4, 2009) and at September 30, 2014 and December 31, 2013, the carrying value of the FDIC indemnification asset was $844,000 and $2.3 million, respectively.

Under the Sun Security Bank agreement, the FDIC agreed to reimburse the Bank for 80% of realized losses.  The indemnification asset was originally recorded at fair value on the acquisition date (October 7, 2011) and at September 30, 2014 and December 31, 2013, the carrying value of the FDIC indemnification asset was $6.4 million and $10.4 million, respectively.

Under the InterBank agreement, the FDIC agreed to reimburse the Bank for 80% of realized losses.  The indemnification asset was originally recorded at fair value on the acquisition date (April 27, 2013) and at September 30, 2014 and December 31, 2013, the carrying value of the FDIC indemnification asset was $43.5 million and $58.8 million, respectively.

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

	September 30, 2014			December 31, 2013
	Carrying	Fair	Hierarchy	Carrying	Fair	Hierarchy
	Amount	Value	Level	Amount	Value	Level
	(In Thousands)
Financial assets
Cash and cash equivalents	$221,386	$221,386	1	$227,925	$227,925	1
Held-to-maturity securities	450	505	2	805	912	2
Mortgage loans held for sale	30,361	30,361	2	7,239	7,239	2
Loans, net of allowance for loan losses	2,921,310	2,931,098	3	2,439,530	2,442,917	3
Accrued interest receivable	11,214	11,214	3	11,408	11,408	3
Investment in FHLB stock	12,013	12,013	3	9,822	9,822	3

Financial liabilities
Deposits	3,071,170	3,076,464	3	2,808,626	2,813,779	3
FHLB advances	190,664	193,004	3	126,757	131,281	3
Short-term borrowings	172,983	172,983	3	136,109	136,109	3
Structured repurchase agreements	—	—	3	50,000	53,485	3
Subordinated debentures	30,929	30,929	3	30,929	30,929	3
Accrued interest payable	1,024	1,024	3	1,099	1,099	3
Unrecognized financial instruments (net of
contractual value)
Commitments to originate loans	—	—	3	—	—	3
Letters of credit	31	31	3	76	76	3
Lines of credit	—	—	3	—	—	3

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

Nondesignated Hedges

The Company has interest rate swaps that are not designated in qualifying hedging relationships.  Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain loan customers, which the Company began offering during the fourth quarter of 2011.  The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions.  As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  As of September 30, 2014, the Company had 27 interest rate swaps totaling $127.9 million in notional amount with commercial customers, and 27 interest rate swaps with the same notional amount with third parties related to this program.  As of December 31, 2013, the Company had 24 interest rate swaps totaling $114.0 million in notional amount with commercial customers, and 24 interest rate swaps with the same notional amount with third parties related to this program.  In addition, seven interest rate swaps were added as a result of certain loans acquired in the Valley Bank transaction.  Valley’s program did not include back to back swaps with the customer; there is only a swap with a counterparty.  At September 30, 2014, the notional amount of these swaps was $7.8 million.  During the three months ended September 30, 2014 and 2013, the Company recognized a net gain of $10,000 and a net loss of $125,000, respectively, in noninterest income related to changes in the fair value of these swaps.  During the nine months ended September 30, 2014 and 2013, the Company recognized a net loss of $223,000 and a net gain of $283,000, respectively, in noninterest income related to changes in the fair value of these swaps.

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

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Financial Condition:

	Location in	Fair Value
	Consolidated Statements	September 30,	December 31,
	of Financial Condition	2014	2013
		(In Thousands)
Derivatives designated as
hedging instruments

Interest rate caps	Prepaid expenses and other assets	$538	$685

Total derivatives designated
as hedging instruments		$538	$685

Derivatives not designated
as hedging instruments

Asset Derivatives
Interest rate products	Prepaid expenses and other assets	$1,512	$1,859

Total derivatives not designated
as hedging instruments		$1,512	$1,859

Liability Derivatives
Interest rate products	Accrued expenses and other liabilities	$1,489	$1,613

Total derivatives not designated
as hedging instruments		$1,489	$1,613

The following table presents the effect of derivative instruments on the statements of comprehensive income for the three and nine months ended September 30, 2014 and 2013:

	Amount of Gain (Loss) Recognized in OCI
Cash Flow Hedges	Three Months Ended September 30,
	2014	2013
	(In Thousands)

Interest rate cap	$53	$(45)

	Amount of Gain (Loss) Recognized in OCI
Cash Flow Hedges	Nine Months Ended September 30,
	2014	2013
	(In Thousands)

Interest rate cap	$(90)	$(45)

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

As of September 30, 2014, the termination value of derivatives in a net liability position, which included accrued interest but excluded any adjustment for nonperformance risk, related to these agreements was $820,000.  The Company has minimum collateral posting thresholds with its derivative counterparties.  The Company’s activity with its derivative counterparties had previously met the level in which the minimum collateral posting thresholds take effect and the Company had posted $1.3 million of collateral to satisfy the agreements at September 30, 2014.  If the Company had breached any of these provisions at September 30, 2014, it could have been required to settle its obligations under the agreements at the termination value.

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

The acquisition of the net assets of Valley was determined to constitute a business acquisition in accordance with FASB ASC 805.  FASB ASC 805 allows a measurement period of up to one year to adjust initial fair value estimates as of the acquisition date.  Therefore, provisional measurements of assets acquired and liabilities assumed were recorded on a preliminary basis at fair value on the date of acquisition.  Based upon the preliminary acquisition date fair values of the net assets acquired, no goodwill was recorded.  The transaction resulted in a preliminary bargain purchase gain of $10.8 million for the three months ended June 30, 2014.  The transaction also resulted in the recording of a deferred tax liability in the initial amount of $3.6 million.

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

At September 30, 2014, the Company has finalized its initial analysis of these loans without adjustments to the preliminary estimated recorded carrying values.

The amount of the estimated cash flows expected to be received from the acquired loan pools in excess of the fair values recorded for the loan pools is referred to as the accretable yield.  The accretable yield is recognized as interest income over the estimated lives of the loans.  The initial accretable yield recorded for Valley was $23.0 million.  The amount accreted to income during the three and nine months ended September 30, 2014 was $2.1 million and $2.2 million, respectively.  The net remaining accretable yield at September 30, 2014 was $20.7 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward-looking Statements

When used in this Quarterly Report on Form 10-Q and in other documents filed or furnished by the Company with the Securities and Exchange Commission (the "SEC"), in the Company's press releases or other public or stockholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "intends" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including, among other things, (i) non-interest expense reductions from the Great Southern banking center consolidation might be less than anticipated and the costs of the consolidation and impairment of the value of the affected premises might be greater than expected; (ii) expected cost savings, synergies and other benefits from the Company’s merger and acquisition activities, including but not limited to the recently completed Valley Bank FDIC-assisted transaction, might not be realized within the anticipated time frames or at all, the amount of the gain the Company ultimately recognizes from the recently completed Valley Bank FDIC-assisted transaction might be materially different from the preliminary gain recorded, and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, might be greater than expected; (iii) changes in economic conditions, either nationally or in the Company’s market areas; (iv) fluctuations in interest rates; (v) the risks of lending and investing activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses; (vi) the possibility of other-than-temporary impairments of securities held in the Company’s securities portfolio; (vii) the Company’s ability to access cost-effective funding; (viii) fluctuations in real estate values and both residential and commercial real estate market conditions; (ix) demand for loans and deposits in the Company’s market areas; (x) legislative or regulatory changes that adversely affect the Company’s business, including, without limitation, the Dodd-Frank Wall Street Reform and Consumer Protection Act and its implementing regulations, and the overdraft protection regulations and customers’ responses thereto; (xi) monetary and fiscal policies of the Federal Reserve Board and the U.S. Government and other governmental initiatives affecting the financial services industry; (xii) results of examinations of the Company and Great Southern by their regulators, including the possibility that the regulators may, among other things, require the Company to increase its allowance for loan losses or to write-down assets; (xiii) the uncertainties arising from the Company’s participation in the Small Business Lending Fund program, including uncertainties concerning the potential future redemption by us of the U.S. Treasury’s preferred stock investment under the program, including the timing of, regulatory approvals for, and conditions placed upon, any such redemption; (xiv) costs and effects of litigation, including settlements and judgments; and (xv) competition. The Company wishes to advise readers that the factors listed above and other risks described from time to time in documents filed or furnished by the Company with the SEC could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

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

Allowance for Loan Losses and Valuation of Foreclosed Assets

The Company believes that the determination of the allowance for loan losses involves a higher degree of judgment and complexity than its other significant accounting policies. The allowance for loan losses is calculated with the objective of maintaining an allowance level believed by management to be sufficient to absorb estimated loan losses. Management's determination of the adequacy of the allowance is based on periodic evaluations of the loan portfolio and other relevant factors. However, this evaluation is inherently subjective as it requires material estimates of, among other things, expected default probabilities, loss once loans default, expected commitment usage, the amounts and timing of expected future cash flows on impaired loans, value of collateral, estimated losses, and general amounts for historical loss experience.

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

Carrying Value of Loans Acquired in FDIC-assisted Transactions and Indemnification Asset

The Company considers that the determination of the carrying value of loans acquired in the FDIC-assisted transactions and the carrying value of the related FDIC indemnification assets involve a high degree of judgment and complexity. The carrying value of the acquired loans and the FDIC indemnification assets reflect management’s best ongoing estimates of the amounts to be realized on each of these assets. The Company determined initial fair value accounting estimates of the assumed assets and liabilities in accordance with FASB ASC 805, Business Combinations. However, the amount that the Company realizes on these assets could differ materially from the carrying value reflected in its financial statements, based upon the timing of collections on the acquired loans in future periods. Because of the loss sharing agreements with the FDIC on certain of these assets, the Company should not incur any significant losses related to these assets. To the extent the actual values realized for the acquired loans are different from the estimates, the indemnification asset will generally be impacted in an offsetting manner due to the loss sharing support from the FDIC.  Subsequent to the initial valuation, the Company continues to monitor identified loan pools and related loss sharing assets for changes in estimated cash flows projected for the loan pools, anticipated credit losses and changes in the accretable yield.  Analysis of these variables requires significant estimates and a high degree of judgment.  See Note 8 “Acquired Loans, Loss Sharing Agreements and FDIC Indemnification Assets” included in Item 1 for additional information regarding the TeamBank, Vantus Bank, Sun Security Bank, InterBank and Valley Bank FDIC-assisted transactions.

Goodwill and Intangible Assets

Goodwill and intangible assets that have indefinite useful lives are subject to an impairment test at least annually and more frequently if circumstances indicate their value may not be recoverable. Goodwill is tested for impairment using a process that estimates the fair value of each of the Company’s reporting units compared with its carrying value. The Company defines reporting units as a level below each of its operating segments for which there is discrete financial information that is regularly reviewed. As of September 30, 2014, the Company has one reporting unit to which goodwill has been allocated – the Bank.  If the fair value of a reporting unit exceeds its carrying value, then no impairment is recorded. If the carrying value amount exceeds the fair value of a reporting unit, further testing is completed comparing the implied fair value of the reporting unit’s goodwill to its carrying value to measure the amount of impairment. Intangible assets that are not amortized will be tested for impairment at least annually by comparing the fair values of those assets to their carrying values. At September 30, 2014, goodwill consisted of $1.2 million at the Bank reporting unit.  Goodwill increased $790,000 during the nine months ended September 30, 2014, due to the acquisition of certain loans, deposits and other assets of Boulevard Bank.  Other identifiable intangible assets that are subject to amortization are amortized on a straight-line basis over a period of seven years. At September 30, 2014, the amortizable intangible assets consisted of core deposit intangibles of $6.8 million, including $2.7 million related to the Valley Bank transaction in June 2014.  These amortizable intangible assets are reviewed for impairment if circumstances indicate their value may not be recoverable based on a comparison of fair value.

While the Company believes no impairment existed at September 30, 2014, different conditions or assumptions used to measure fair value of reporting units, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of the Company’s impairment evaluation in the future.

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

The national unemployment rate decreased from 6.7% as of December 2013 to 5.9% in September 2014.  Unemployment levels as of September 2014 decreased from the December 2013 levels in all but two of the states in which Great Southern has offices.  All but two states boasted unemployment levels lower or equal to the national unemployment rate.  Unemployment rates as of September 2014 follow: Missouri at 6.3%, Arkansas at 6.2%, Kansas at 4.8%, Iowa at 4.6%, Nebraska at 3.6%, Minnesota at 4.1%, Oklahoma at 4.7% and Texas at 5.2%.  Four of these eight states had unemployment rates among the eleven lowest in the country.  Of the larger metropolitan areas in which Great Southern does business (based on September 2014 information), the St. Louis market area continues to carry the highest level of unemployment at 6.3%, which is a decrease from the 6.6% rate reported as of December 2013. The unemployment rate at 5.1% for the Springfield market area was well below national and state unemployment averages.  Metropolitan areas in Iowa and Nebraska boasted unemployment levels ranging from 2.8% - 4.4%, ranking them among the lowest unemployment levels in the nation.

Annualized, inflation-adjusted GDP growth settled at 4.6% in the second quarter of 2014, rebounding from a negative first quarter (which was attributed partially to adverse weather conditions).  The growth exceeded market expectation, particularly considering international headlines.  The ABA’s Economic Advisory Committee, a council of 14 chief economists from large banking organizations, has forecasted real GDP rising 3% for the remainder of 2014, with the unemployment rate trending lower.  The improvement in economic factors has allowed policy makers to scale back on economic stimuli put in place in past years to combat financial turmoil.  The Federal Reserve completed its bond purchase program in October 2014 and we believe that increases in short-term interest rates could begin around the middle of 2015.

Consumer confidence continues to contribute heavily to GDP growth with consumer spending gaining momentum based on July and August retail sales. Consumer confidence rebounded in October 2014 based on a more favorable assessment of the current job market and business conditions with the Consumer Sentiment index survey published by Thomson Reuters/University of Michigan indicating levels exceeding analysts’ expectations and marking the highest level since July 2007.

Sales of new single-family houses reached a six-year high in September, hitting an annual pace of 467,000 units.  New home sales in September were 0.2% above the pace of revised August sales.  The Midwest region saw the largest improvement at 12.3%.

The median sales price of new houses sold in September 2014 was $259,000; the average sales price was $313,200.  The seasonally adjusted estimate of new houses for sale at the end of September was 207,000 which represented a supply of 5.3 months at the current sales rate.

Existing-home sales rose 2.4% in September 2014 to a seasonally adjusted rate of 5.17 million units annually, according to the National Association of Realtors.  National sales were at their highest pace of the year but remain 1.7% below last year’s level.  In the Midwest, existing home sales declined 5.6% to a level of 1.17 million units in September reflecting a 4.9% decline from September 2013.   The median price in the Midwest was $165,100, up 4.9% from a year ago.  Overall, pending home sales rose nationally in September 2014 reflecting a 1% increase from the same time frame in 2013.

The 30-year fixed mortgage rate averaged 3.97% during the week of October 12 – 18, 2014, its lowest level since June 2013.

Permit activity continues to be constrained at least partially due to smaller builders’ limited access to credit, builder concerns about the re-emergence of entry-level consumers to the market in the face of student debt and tighter credit underwriting standards and a general decline in affordability and purchase power over the last year. While tight inventories will help to sustain price growth, it also limits turnover and could further erode affordability. Without a stronger response from home builders, consumers may struggle with options and affordability if income growth cannot compensate. For our market areas, permit activity annualized through September 2014 indicates a potential increase of 10% over 2013 levels.  These numbers may fluctuate significantly based on a variety of factors.

The performance of commercial real estate markets also improved substantially in the Company’s market areas as shown by increased real estate sales activity and financing of those activities. According to real estate services firm CoStar Group, retail, office and industrial types of commercial real estate properties continue to show improvement in occupancy, absorption and rental income, both nationally and in our market areas.

While current economic indicators for the Midwest show improvement in employment, housing starts and prices, commercial real estate occupancy, absorption and rental income, our management will continue to closely monitor regional, national and global economic conditions as these could have significant impacts on our market areas.

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

In the nine months ended September 30, 2014, Great Southern's total assets increased $349.2 million, or 9.8%, from $3.56 billion at December 31, 2013, to $3.91 billion at September 30, 2014. Full details of the current period changes in total assets are provided in the “Comparison of Financial Condition at September 30, 2014 and December 31, 2013” section of this Quarterly Report on Form 10-Q.

Loans.  In the nine months ended September 30, 2014, net loans increased $481.8 million, or 19.8%, from $2.44 billion at December 31, 2013, to $2.92 billion at September 30, 2014.  Partially offsetting the increases in loans were decreases of $40.7 million in the FDIC-covered loan portfolios.  The net carrying value of the loans acquired in the Valley Bank transaction (acquired non-covered loans) was $152.5 million at September 30, 2014.  Excluding acquired covered loans, acquired non-covered loans and mortgage loans held for sale, total loans increased $367.7 million from December 31, 2013 to September 30, 2014, with increases in several loan types.  The increase was primarily due to the Valley Bank acquisition and loan growth in our existing banking center network, as well as loans originated through our new commercial loan production offices in Tulsa, Okla., and Dallas, Texas.  As loan demand is affected by a variety of factors, including general economic conditions, and because of the competition we face and our focus on pricing discipline and credit quality, we cannot be assured that our loan growth will match or exceed the level of increases achieved in this period or prior years.  The Company's strategy continues to be focused on maintaining credit risk and interest rate risk at appropriate levels.

Loan growth has occurred in several loan types and has come from most of Great Southern’s primary lending locations, including Springfield, St. Louis, Kansas City, Des Moines, Omaha and Minneapolis.  The lending offices in Dallas and Tulsa have now been open for several months and are generating new loans as well.  Net loan balances have increased primarily in the areas of commercial real estate, commercial construction and consumer loans.  Generally, the Company considers these types of loans to involve a higher degree of risk compared to some other types of loans, such as first mortgage loans on one- to four-family, owner-occupied residential properties, and has established certain minimum underwriting standards to assure portfolio quality.  For commercial real estate and construction loans, these standards and procedures include, but are not limited to, an analysis of the borrower’s financial condition, collateral, repayment ability, verification of liquid assets and credit history as required by loan type.  In addition, geographic diversity of collateral, lower loan-to-value ratios and limitations on speculative construction projects help to mitigate overall risk in these loans.  It has been, and continues to be, Great Southern’s practice to verify information from potential borrowers regarding assets, income or payment ability and credit ratings as applicable and as required by the authority approving the loan.  Underwriting standards also include loan-to-value ratios which vary depending on collateral type, debt service coverage ratios or debt payment to income ratios, where applicable, credit histories, use of guaranties and other recommended terms relating to equity requirements, amortization, and maturity. Great Southern’s loan committee reviews and approves all new loan originations in excess of lender approval authorities. Consumer loans are primarily secured by used motor vehicles and these loans are also subject to certain minimum underwriting standards to assure portfolio quality. Great Southern’s consumer underwriting and pricing standards have been fairly consistent over the past several years. The underwriting standards employed by Great Southern for consumer loans include a determination of the applicant's payment history on other debts, credit scores, employment history and an assessment of ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is of primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount. See “ITEM 1. BUSINESS – Lending Activities – General, – Commercial Real Estate and Construction Lending, and – Consumer Lending” in the Company’s December 31, 2013 Annual Report on Form 10-K.

While our policy allows us to lend up to 90% of the appraised value on single-family properties, originations of loans with loan-to-value ratios at those levels are minimal. When they are made at those levels, private mortgage insurance is typically required for loan amounts above the 80% level unless our analysis determines minimal additional risk to be involved; therefore, these loans are not considered to have more risk to us than other residential loans.  We consider these lending practices to be consistent with, or more conservative than, what we believe to be the norm for banks our size.  At September 30, 2014 and December 31, 2013, an estimated 0.3% and 0.4%, respectively, of total owner occupied one- to four-family residential loans had loan-to-value ratios above 100% at origination.  At September 30, 2014 and December 31, 2013, an estimated 1.8% and 0.5%, respectively, of total non-owner occupied one- to four-family residential loans had loan-to-value ratios above 100% at origination.

At September 30, 2014, troubled debt restructurings totaled $52.1 million, or 1.8% of total loans, down $2.0 million from $54.1 million, or 2.3% of total loans, at December 31, 2013.  Concessions granted to borrowers experiencing financial difficulties may include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.  While the types of concessions made have not changed as a result of the economic recession, the number of concessions granted has increased as reflected in the continued high level of troubled debt restructurings.  Generally, the total dollar amount of new troubled debt restructurings has been less in 2013 and 2014 than it was in the years 2008 through 2012.  During the three months ended September 30, 2014, no loans were restructured into multiple new loans.  During the nine months ended September 30, 2014, two loans totaling $337,000 were each restructured into multiple new loans.  During the year ended December 31, 2013, four loans totaling $3.5 million were each restructured into multiple new loans.  For further information on troubled debt restructurings, see Note 7 of the Notes to Consolidated Financial Statements contained in this report.

The loss sharing agreements with the FDIC are subject to limitations on the types of losses covered and the length of time losses are covered, and are conditioned upon the Bank complying with its requirements in the agreements with the FDIC, including requirements regarding servicing and other loan administration matters.  The loss sharing agreements extend for ten years for single family real estate loans and for five years for other loans.  At September 30, 2014, approximately four and one half years remained on the loss sharing agreement for single family real estate loans acquired from TeamBank and the remaining loans had an estimated average life of two to ten years.  At September 30, 2014, approximately five years remained on the loss sharing agreement for single family real estate loans acquired from Vantus Bank and the remaining loans had an estimated average life of three to twelve years.  At September 30, 2014, approximately seven years remained on the loss sharing agreement for single family real estate loans acquired from Sun Security Bank and the remaining loans had an estimated average life of four to twelve years.  At September 30, 2014, approximately seven and one half years remained on the loss sharing agreement for single family real estate loans acquired from InterBank and the remaining loans had an estimated average life of six to thirteen years.  The loss sharing agreement for non-single-family loans acquired from TeamBank ended on March 31, 2014.  Any additional losses subsequent to that date in the non-single-family TeamBank portfolio are not be eligible for loss sharing coverage.  The remaining loans in the portfolio had an estimated average life of two to seven years and had a carrying value of $28.3 million at September 30, 2014.  The loss sharing agreement for non-single-family loans acquired from Vantus Bank ended on September 30, 2014.  Going forward, any additional losses in the non-single-family Vantus Bank portfolio will not be eligible for loss sharing coverage.  The remaining loans in the portfolio had an estimated average life of one to seven years and had a carrying value of $23.5 million at September 30, 2014.  At September 30, 2014, approximately two years remained on the loss sharing agreement for non-single-family loans acquired from Sun Security Bank and the remaining loans had an estimated average life of one to two years.  At September 30, 2014, approximately two and one half years remained on the loss sharing agreement for non-single-family loans acquired from InterBank and the remaining loans had an estimated average life of two to four years.  While the expected repayments for certain of the acquired loans extend beyond the terms of the loss sharing agreements, the Bank has identified and will continue to identify problem loans and will make every effort to resolve them within the time limits of the agreements.  The Company may sell any loans remaining at the end of the loss sharing agreement subject to the approval of the FDIC.  Acquired loan pools are currently included in the analysis and estimation of the allowance for loan losses.  However, when the loss sharing agreements end, the allowance for loan losses related to any acquired loans retained in the portfolio may need to increase if additional weakness or losses are determined to be in the portfolio subsequent to the end of the loss sharing agreements.  The loss sharing agreements and their related limitations are described in detail in Note 8 of the Notes to Consolidated Financial Statements contained in this report.

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

Available-for-sale Securities.  In the nine months ended September 30, 2014, Great Southern's available-for-sale securities decreased $130.1 million, or 23.4%, from $555.3 million at December 31, 2013, to $425.2 million at September 30, 2014.  The decrease was primarily due to the sale of the Company’s Small Business Administration loan pools securities and other mortgage-backed securities during the period and normal monthly payments received related to the portfolio of mortgage-backed securities.  The Small Business Administration securities were sold at a gain of $569,000.  The Valley Bank securities acquired in June 2014 were sold in July 2014 at a gain of approximately $175,000.

Cash and Cash Equivalents.  Great Southern had cash and cash equivalents of $221.4 million at September 30, 2014, a decrease of $6.5 million, or 2.9%, from $227.9 million at December 31, 2013.  The decrease in cash and cash equivalents was primarily due to the repayment of $130 million of Federal Home Loan Bank (FHLBank) advances and structured repurchase agreements and the origination of new loans. Offsetting these decreases were increases of $109 million of cash and cash equivalents received in the Valley Bank FDIC-assisted acquisition in June 2014, $80 million of cash received related to the Boulevard Bank transaction in March 2014, and proceeds received from the sale of certain of the Company’s investment securities during the period.

Deposits.  The Company attracts deposit accounts through its retail branch network, correspondent banking and corporate services areas, and brokered deposits. The Company then utilizes these deposit funds, along with FHLBank advances and other borrowings, to meet loan demand or otherwise fund its activities. In the nine months ended September 30, 2014, total deposit balances increased $262.5 million, or 9.4%.  Approximately $366 million of deposits were acquired in the FDIC-assisted acquisition of Valley Bank in June 2014.  Approximately $92 million of deposits were acquired in the Boulevard Bank transaction in March 2014.  Transaction account balances increased $131.9 million to $1.95 billion at September 30, 2014, up from $1.81 billion at December 31, 2013, while retail certificates of deposit increased $70.0 million to $937.6 million at September 30, 2014, up from $867.6 million at December 31, 2013.  In addition, at September 30, 2014 and December 31, 2013, Bank customer deposits totaling $37.0 million and $76.3 million, respectively, were part of the CDARS program which allows Bank customers to maintain balances in an insured manner that would otherwise exceed the FDIC deposit insurance limit. The FDIC counts these deposits as brokered, but these are deposit accounts that we generate with customers in our local markets.  Brokered deposits were $150 million at September 30, 2014, an increase of $100 million from $50 million at December 31, 2013.  The Company elected to increase brokered deposits to fund a portion of its loan growth during the period.

While deposits acquired during the nine months ended September 30, 2014, totaled $458 million, total deposit balances increased $262 million during this same period.  Deposits obtained in the Valley Bank transaction totaling $114 million included certificates of deposit generated through internet bulletin boards.  The Company was allowed to reduce the rate paid on these deposits and did so.  In turn, the customer was allowed to withdraw these funds without penalty.  Approximately $80 million of these deposits were withdrawn through September 30, 2014.  Additionally, deposit balances have decreased as the Company has elected to reduce interest rates on certain types of certificates of deposit, as well as certain types of NOW and money market accounts, including accounts with collateralized deposit balances.

Our deposit balances may fluctuate depending on customer preferences and our relative need for funding.  We do not consider our retail certificates of deposit to be guaranteed long-term funding because customers can withdraw their funds at any time with minimal interest penalty.  When loan demand trends upward, we can increase rates paid on deposits to increase deposit balances and utilize brokered deposits to provide additional funding.  Because the Federal Funds rate is already very low, there may be a negative impact on the Company’s net interest income due to the Company’s inability to lower its funding costs significantly in the current low interest rate environment, although interest rates on assets may decline further.  The level of competition for deposits in our markets is high. While it is our goal to gain deposit market share, particularly checking accounts, in our branch footprint, we cannot be assured of this in future periods.  In addition, while we have been generally lowering our deposit rates over the past several quarters, increasing rates paid on deposits can attract deposits if needed; however, this could negatively impact the Company’s net interest margin.

Our ability to fund growth in future periods may also depend on our ability to continue to access brokered deposits and FHLBank advances. In times when our loan demand has outpaced our generation of new deposits, we have utilized brokered deposits and FHLBank advances to fund these loans. These funding sources have been attractive to us because we can create either fixed or variable rate funding, as desired, which more closely matches the interest rate nature of much of our loan portfolio. While we do not currently anticipate that our ability to access these sources will be reduced or eliminated in future periods, if this should happen, the limitation on our ability to fund additional loans could have a material adverse effect on our business, financial condition and results of operations.

Net Interest Income and Interest Rate Risk Management.  Our net interest income may be affected positively or negatively by changes in market interest rates. A portion of our loan portfolio is tied to the "prime rate" and adjusts immediately when this rate adjusts (subject to the effect of loan interest rate floors, which are discussed below). We monitor our sensitivity to interest rate changes on an ongoing basis (see "Item 3. Quantitative and Qualitative Disclosures About Market Risk").  In addition, our net interest income may be impacted by changes in the cash flows expected to be received from acquired loan pools.  As described in Note 8 of the Notes to the Consolidated

Financial Statements contained in this report, the Company’s evaluation of cash flows expected to be received from acquired loan pools is on-going and increases in cash flow expectations are recognized as increases in accretable yield through interest income.  Decreases in cash flow expectations are recognized as impairments through the allowance for loan losses.

The current level and shape of the interest rate yield curve poses challenges for interest rate risk management. The FRB last changed interest rates on December 16, 2008. Great Southern has a significant portfolio of loans which are tied to a "prime rate" of interest. Most of these loans are tied to some national index of "prime," while some are indexed to "Great Southern prime." The Company has elected to leave its “Great Southern prime rate” of interest at 5.00%. This does not affect a large number of customers, as a majority of the loans indexed to “Great Southern prime” are already at interest rate floors which are provided for in individual loan documents. But for the interest rate floors, a rate cut by the FRB generally would have an anticipated immediate negative impact on the Company’s net interest income due to the large total balance of loans which generally adjust immediately as the Federal Funds rate adjusts. Loans at their floor rates are subject to the risk that borrowers will seek to refinance elsewhere at the lower market rate, however.  Because the Federal Funds rate is already very low, there may also be a negative impact on the Company's net interest income due to the Company's inability to lower its funding costs significantly in the current environment, although interest rates on assets may decline further. Conversely, interest rate increases would normally result in increased interest rates on our prime-based loans.  The interest rate floors in effect may limit the immediate increase in interest rates on these loans, until such time as rates rise above the floors.  However, the Company may have to increase rates paid on deposits to maintain deposit balances and pay higher rates on borrowings.  The impact of the low rate environment on our net interest margin in future periods is expected to be fairly neutral.  As our time deposits mature in future periods, may be able to reduce rates somewhat as they renew.  However, any margin gained by these rate reductions is likely to be offset by reduced yields from our investment securities and our existing loan portfolio as payments are made and the proceeds are potentially reinvested at lower rates. Interest rates on adjustable rate loans may reset lower according to their contractual terms and new loans may be originated at lower market rates.  For further discussion of the processes used to manage our exposure to interest rate risk, see “Item 3.  Quantitative and Qualitative Disclosures About Market Risk – How We Measure the Risks to Us Associated with Interest Rate Changes.”

The negative impact of declining loan interest rates has been mitigated by the positive effects of the Company’s loans which have interest rate floors. At September 30, 2014, the Company had a portfolio (excluding the loans acquired in the FDIC-assisted transactions) of prime-based loans totaling approximately $504 million with rates that change immediately with changes to the prime rate of interest.  Of those loans, $475 million also had interest rate floors. These floors were at varying rates, with $15 million of these loans having floor rates of 7.0% or greater and another $251 million of these loans having floor rates between 5.0% and 7.0%. In addition, $209 million of these loans have floor rates between 2.75% and 5.0%.  At September 30, 2014, all of these loans were at their floor rates.  At September 30, 2014, the Company had a portfolio (excluding the loans acquired in the FDIC-assisted transactions) of GSB prime-based loans totaling approximately $215 million with rates that change immediately with changes to the GSB prime rate of interest.  Of those loans, $202 million also had interest rate floors.  At September 30, 2014, all of these loans were at their floor rates.  The loan yield for the total loan portfolio was approximately 153 basis points and 185 basis points higher than the national "prime rate of interest" at September 30, 2014 and December 31, 2013, respectively, partly because of these interest rate floors. While interest rate floors have had an overall positive effect on the Company’s results during this period, they do subject the Company to the risk that borrowers will elect to refinance their loans with other lenders.  To the extent economic conditions improve, the risk that borrowers will seek to refinance their loans increases.

Non-Interest Income and Operating Expenses.  The Company's profitability is also affected by the level of its non-interest income and operating expenses. Non-interest income consists primarily of service charges and ATM fees, accretion income (net of amortization) related to the FDIC-assisted acquisitions, late charges and prepayment fees on loans, gains on sales of loans and available-for-sale investments and other general operating income.  In 2014 and 2013, increases in the cash flows expected to be collected from the FDIC-covered loan portfolios resulted in amortization (expense) recorded relating to reductions of expected reimbursements under the loss sharing agreements with the FDIC, which are recorded as indemnification assets.  Non-interest income may also be affected by the Company's interest rate hedging activities, if the Company chooses to implement hedges.  See Note 15 “Derivatives and Hedging Activities” in the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information regarding the Bank’s hedging activities.

Operating expenses consist primarily of salaries and employee benefits, occupancy-related expenses, expenses related to foreclosed assets, postage, FDIC deposit insurance, advertising and public relations, telephone, professional fees, office expenses and other general operating expenses.  Details of the current period changes in non-interest income and non-interest expense are provided in the “Results of Operations and Comparison for the Three and Nine Months Ended September 30, 2014 and 2013” section of this Quarterly Report on Form 10-Q.

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

Business Initiatives

On June 20, 2014, Great Southern Bank entered into a purchase and assumption agreement (with no loss sharing agreement) with the Federal Deposit Insurance Corporation to acquire certain loans and other assets and assume all of the deposits of Valley Bank, a full-service bank headquartered in Moline, Ill., with significant operations in Iowa. The Company converted the Valley Bank operational systems into Great Southern’s systems on October 24, 2014, which allowed all Great Southern and former Valley Bank customers to conduct business at any banking center throughout the Great Southern six-state retail franchise. Upon completion of the operational conversion, back office operations were consolidated. At the time of the acquisition, Valley Bank operated 13 locations – six locations in the Quad Cities market area and seven in central Iowa, primarily in the Des Moines market area. In September, the Company closed two former Valley Bank locations – one in Moline, Ill., and one in Altoona, Iowa. On October 27, 2014, a new banking center in Ames, Iowa was opened, replacing the previously leased former Valley Banking office. The new Ames location at 402 Lincoln Way provides much better access and visibility.

Other banking center network initiatives include the following:

•
In September 2014, two banking centers were closed - one in Lamar, Mo., and one in Johnston, Iowa.  Both of these offices were leased and were underutilized.  Customer accounts have been moved to other Great Southern locations.

•
Construction of a full-service banking center in Columbia, Mo., is underway.  The new banking center site is located at 3200 S. Providence Road and is expected to open late in the first quarter of 2015.

•
The Company recently purchased a 20,000-square-foot former bank office building in Leawood, Johnson County, Kan., a suburb of the Kansas City metropolitan market area. Scheduled to be open for business in mid-2015, the office will house the Kansas City commercial lending group, currently located in nearby Overland Park, Kan., and a retail banking center.  Additional space in the building is leased to tenants unrelated to the Company.

To enhance customer service, the Company is currently implementing “instant issue” technology in its banking center network so that customers can conveniently receive a fully activated debit card at the time of their visit. Well over half of Great Southern banking centers now have instant issue capabilities. The project is expected to be complete by the end of 2014.

Comparison of Financial Condition at September 30, 2014 and December 31, 2013

During the nine months ended September 30, 2014, the Company’s total assets increased by $349.2 million to $3.91 billion.  The majority of the increase was attributable to the FDIC-assisted acquisition of Valley Bank and an increase in loans originated by the Bank, partially offset by a reduction in available-for-sale investment securities.

Net loans increased $481.8 million from December 31, 2013, to $2.92 billion at September 30, 2014.  Excluding acquired covered loans, acquired non-covered loans and mortgage loans held for sale, total loans increased $367.7 million from December 31, 2013, to September 30, 2014, with increases primarily in the areas of commercial real estate loans, construction loans, consumer loans, commercial business loans and other residential loans.  Partially offsetting these increases were decreases in net loans acquired in the 2009, 2011 and 2012 FDIC-assisted transactions of $40.7 million, or 10.5%.  The net carrying value of the loans acquired in the Valley transaction was $152.5 million at September 30, 2014.  The Company's strategy continues to be focused on maintaining credit risk and interest rate risk at appropriate levels given the current credit and economic environments.

The Company's available-for-sale securities decreased $130.1 million compared to December 31, 2013.  The decrease was due to the sale of the Company’s Small Business Administration loan pools securities and certain mortgage-backed securities during the period and normal monthly payments received related to the portfolio of mortgage-backed securities.  The Small Business Administration securities were sold at a gain of $569,000.  The Valley securities acquired in June 2014 were sold in July 2014 at a gain of approximately $175,000.

The FDIC indemnification asset decreased $21.1 million from December 31, 2013, partially due to the billing and collection of realized losses from the FDIC and primarily due to estimated improved cash flows to be collected from the loan obligors, resulting in reductions in payments expected to be received from the FDIC.  The expected cash flows are further discussed in Note 8 of the Notes to Consolidated Financial Statements.

Total liabilities increased $320.8 million from $3.18 billion at December 31, 2013 to $3.50 billion at September 30, 2014.  The increase was primarily attributable to increases in deposits and Federal Home Loan Bank advances, offset by decreases in structured repurchase agreements.  Total deposits increased $262.5 million from December 31, 2013.  The increases were primarily due to deposits acquired in the FDIC-assisted acquisition of Valley Bank in June 2014 and the acquisition of deposits from Boulevard Bank in March 2014.  Transaction account balances increased $131.9 million to $1.95 billion at September 30, 2014, up from $1.81 billion at December 31, 2013, while retail certificates of deposit increased $70.0 million to $937.6 million at September 30, 2014, up from $867.6 million at December 31, 2013.  In addition, at September 30, 2014 and December 31, 2013, Bank customer deposits totaling $37.0 million and $76.3 million, respectively, were part of the CDARS program which allows Bank customers to maintain balances in an insured manner that would otherwise exceed the FDIC deposit insurance limit. The FDIC counts these deposits as brokered, but these are deposit accounts that we generate with customers in our local markets. The Company decreased interest rates offered on CDARS customer deposits during the nine months ended September 30, 2014.  Brokered deposits were $150 million at September 30, 2014, an increase of $100 million from $50 million at December 31, 2013.  The Company elected to increase brokered deposits to fund a portion of its loan growth during the period.

Federal Home Loan Bank advances increased $63.9 million from $126.8 million at December 31, 2013 to $190.7 million at September 30, 2014.  The increase was due to an additional $149 million of short-term borrowings from the Federal Home Loan Bank in the second and third quarters of 2014, which were used for liquidity purposes related to the Valley transaction and to fund the Bank’s loan growth, partially offset by $80 million of higher-rate long-term advances which were repaid by the Company in June of 2014.

Structured repurchase agreements decreased $50 million, from $50 million at December 31, 2013, to $0 at September 30, 2014, as the Company repaid these borrowings in June of 2014.

Securities sold under reverse repurchase agreements with customers increased $36.8 million from December 31, 2013, to September 30, 2014.  These balances fluctuate over time based on customer demand for this product.

Total stockholders' equity increased $28.4 million from $380.7 million at December 31, 2013 to $409.1 million at September 30, 2014.  The Company recorded net income of $31.5 million for the nine months ended September 30, 2014, and common and preferred dividends declared were $8.2 million.  Accumulated other comprehensive income increased $4.5 million due to increases in the fair value of available-for-sale investment securities.  In addition, total stockholders’ equity increased $1.2 million due to stock option exercises and decreased $512,000 due to re-purchases of the Company’s common stock.

Results of Operations and Comparison for the Three and Nine Months Ended September 30, 2014 and 2013

General

Net income was $11.6 million for the three months ended September 30, 2014 compared to net income of $8.4 million for the three months ended September 30, 2013. This increase of $3.2 million, or 37.3%, was primarily due to an increase in net interest income of $5.6 million, or 14.7%, a decrease in provision for loan losses of $1.7 million, or 64.7%, and an increase in non-interest income of $849,000, or 91.4%, partially offset by an increase in non-interest expense of $3.2 million, or 12.4%, and an increase in income tax expense of $1.8 million, or 86.3%.  Net income available to common stockholders was $11.4 million and $8.3 million for the three months ended September 30, 2014 and 2013, respectively.

Net income was $31.5 million for the nine months ended September 30, 2014 compared to net income of $25.1 million for the nine months ended September 30, 2013. This increase of $6.4 million, or 25.6%, was primarily due to a decrease in provision for loan losses of $10.5 million, or 71.9%, an increase in non-interest income of $7.2 million, or 116%, and an increase in net interest income of $2.9 million, or 2.5%, partially offset by an increase in non-interest expense of $10.9 million, or 13.8%, and an increase in income tax expense of $3.3 million, or 47.6%.  Net income available to common stockholders was $31.0 million and $24.6 million for the nine months ended September 30, 2014 and 2013, respectively.

Total Interest Income

Total interest income increased $4.6 million, or 10.7%, during the three months ended September 30, 2014 compared to the three months ended September 30, 2013.  The increase was due to a $4.9 million increase in interest income on loans, partially offset by a $273,000 decrease in interest income on investments and other interest-earning assets.  Interest income on loans increased for the three months ended September 30, 2014, due to higher average balances on loans, partially offset by lower average rates of interest.  Total interest income increased $430,000, or 0.3%, during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.  The increase was due to a $3.4 million increase in interest income on loans, partially offset by a $3.0 million decrease in interest income on investments and other interest-earning assets.  Interest income on loans increased for the nine months ended September 30, 2014, due to higher average balances on loans, partially offset by lower average rates of interest.  Interest income from investment securities and other interest-earning assets decreased during the three and nine months ended September 30, 2014 compared to the same periods in 2013 primarily due to lower average balances. The lower average balances of investments were primarily due to the sale of the Company’s Small Business Administration loan pools securities, and as a result of management’s decision to not reinvest mortgage-backed securities’ monthly cash flows back into investments, but to utilize the proceeds to fund loan growth.  Prepayments on the mortgages underlying these securities resulted in amortization of premiums which also reduced yields.  In addition, for the 2014 three month period, the reduction in average balances on investments was due to the sale of certain mortgage-backed securities.

Interest Income – Loans

During the three months ended September 30, 2014 compared to the three months ended September 30, 2013, interest income on loans increased due to higher average balances, partially offset by lower average interest rates.

Interest income increased $8.8 million as the result of higher average loan balances, which increased from $2.37 billion during the three months ended September 30, 2013, to $2.93 billion during the three months ended September 30, 2014.  The higher average balances were primarily due to growth in the commercial real estate loans, commercial business loans, construction loans, other residential loans and consumer loans categories.  A portion of this loan growth resulted from the Company acquiring $165.1 million in loans as part of the Valley FDIC-assisted transaction on June 20, 2014, the balance of which were $152.5 million at September 30, 2014.

Interest income decreased $4.0 million as a result of lower average interest rates on loans.  The average yield on loans decreased from 6.70% during the three months ended September 30, 2013, to 6.08% during the three months ended September 30, 2014.  This decrease was due to lower overall loan rates, partially offset by a slightly higher amount of accretion income in the current year period compared to the prior year period resulting from the increases in expected cash flows to be received from the FDIC-acquired loan pools as previously discussed in Note 8 of the Notes to Consolidated Financial Statements.  On an on-going basis, the Company estimates the cash flows expected to be collected from the acquired loan pools. This cash flows estimate has increased, based on the payment histories and reduced loss expectations of the loan pools, resulting in adjustments to be spread on a level-yield basis over the remaining expected lives of the loan pools. The increases in expected cash flows also reduced the amount of expected reimbursements under the loss sharing agreements with the FDIC, which are recorded as indemnification assets. Therefore, the expected indemnification assets have also been reduced, resulting in adjustments to be amortized on a comparable basis over the remainder of the loss sharing agreements or the remaining expected life of the loan pools, whichever is shorter.  For the three months ended September 30, 2014 and 2013, the adjustments increased interest income by $8.8 million and $8.4 million, respectively, and decreased non-interest income by $7.4 million and $7.3 million, respectively.  The net impact to pre-tax income was $1.4 million and $1.1 million for the three months ended September 30, 2014 and 2013, respectively.  As of September 30, 2014, the remaining accretable yield adjustment that will affect interest income is $29.6 million and the remaining adjustment to the indemnification assets, including the effects of the clawback liability related to InterBank, that will affect non-interest income (expense) is $(26.0 million).  Of the remaining adjustments, we expect to recognize $7.2 million of interest income and $(6.0) million of non-interest income (expense) in the remainder of 2014.  Additional adjustments may be recorded in future periods from the FDIC-assisted transactions, as the Company continues to estimate expected cash flows from the acquired loan pools.  Apart from the yield accretion, the average yield on loans was 4.89% for the three months ended September 30, 2014, down from 5.30% for the three months ended September 30, 2013, as a result of loan pay-offs and normal amortization of higher-rate loans and new loans that were made at current lower market rates.

During the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, interest income on loans increased due to higher average balances, partially offset by decreases due to lower average interest rates.

Interest income increased $15.3 million as the result of higher average loan balances, which increased from $2.39 billion during the nine months ended September 30, 2013, to $2.70 billion during the nine months ended September 30, 2014.  The higher average balances were primarily due to increases in commercial real estate loans, commercial business loans, construction loans, other residential loans and consumer loans.  A portion of this loan growth resulted from the Company acquiring $165.1 million in loans as part of the Valley FDIC-assisted transaction on June 20, 2014, the balance of which were $152.5 million at September 30, 2014.

Partially offsetting the increase in interest income described above, interest income decreased $11.8 million as a result of lower average interest rates on loans.  The average yield on loans decreased from 6.84% during the nine months ended September 30, 2013, to 6.22% during the nine months ended September 30, 2014.  This decrease was due to a reduction in overall loan rates and a decrease in additional yield accretion recognized in conjunction with the fair value of the loan pools acquired in the FDIC-assisted transactions as discussed above for the three months ended September 30, 2014 and as previously discussed in Note 8 of the Notes to Consolidated Financial Statements.  The adjustments increased interest income by $25.8 million and decreased non-interest income by $21.9 million during the nine months ended September 30, 2014, for a net impact of $3.9 million to pre-tax income.  The adjustments increased interest income by $26.5 million and decreased non-interest income by $22.5 million during the nine months ended September 30, 2013, for a net impact of $4.0 million to pre-tax income.  Apart from the yield accretion, the average yield on loans was 4.94% for the nine months ended September 30, 2014, down from 5.36% for the nine months ended September 30, 2013 for reasons discussed above.

Interest Income – Investments and Other Interest-earning Assets

Interest income on investments and other interest-earning assets decreased in the three months ended September 30, 2014 compared to the three months ended September 30, 2013.  Interest income decreased $871,000 as a result of a decrease in average balances from $667.9 million during the three months ended September 30, 2013, to $486.0 million during the three months ended September 30, 2014.  Average balances of securities decreased primarily due to the sale of the Company’s Small Business Administration loan pools securities and sales of other investment securities in previous periods of 2014 and the normal monthly payments received on the portfolio of mortgage-backed securities, with proceeds being used to fund new loan originations.  Interest income increased $643,000 due to an increase in average interest rates from 1.68% during the three months ended September 30, 2013, to 2.12% during the three months ended September 30, 2014.

Interest income on investments and other interest-earning assets decreased in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. Interest income decreased $3.7 million as a result of a decrease in average balances from $763.1 million during the nine months ended September 30, 2013, to $528.8 million during the nine months ended September 30, 2014.  Interest income increased $740,000 as a result of an increase in average interest rates from 1.98% during the nine months ended September 30, 2013, to 2.12% during the nine months ended September 30, 2014.  The reasons for these changes in the comparable nine-month periods are the same as those described previously for the comparable three-month periods.

The Company’s interest-earning deposits and non-interest-earning cash equivalents currently earn very low or no yield and therefore negatively impact the Company’s net interest margin. At September 30, 2014, the Company had cash and cash equivalents of $221.4 million compared to $227.9 million at December 31, 2013.  See "Net Interest Income" for additional information on the impact of this interest activity.

Total Interest Expense

Total interest expense decreased $1.1 million, or 23.1%, during the three months ended September 30, 2014, when compared with the three months ended September 30, 2013, due to a decrease in interest expense on FHLBank advances of $544,000, or 54.1%, and a decrease in interest expense on short-term borrowings and repurchase agreements of $574,000, or 97.8%.

Total interest expense decreased $2.5 million, or 17.0%, during the nine months ended September 30, 2014, when compared with the nine months ended September 30, 2013, due to a decrease in interest expense on deposits of $1.3 million, or 13.7%, a decrease in interest expense on FHLBank advances of $522,000, or 17.6%, and a decrease in interest expense on short-term borrowings and repurchase agreements of $676,000, or 38.5%.

Interest Expense – Deposits

Interest expense on demand deposits increased $71,000 due to an increase in average balances from $1.34 billion during the three months ended September 30, 2013, to $1.47 billion during the three months ended September 30, 2014.  The increase in average balances of interest-bearing demand deposits was primarily a result of the demand deposits acquired in the Valley transaction, which occurred on June 20, 2014.  The average balance of non-interest-bearing demand deposit accounts increased $21.2 million, from $523.6 million for the three months ended September 30, 2013 to $544.8 million for the three months ended September 30, 2014.  Interest expense on demand deposits were unaffected due to average rates of interest that remained unchanged during the 2014 and 2013 three month periods.

Interest expense on demand deposits decreased $349,000 due to a decrease in average rates from 0.25% during the nine months ended September 30, 2013, to 0.22% during the nine months ended September 30, 2014.  Interest expense on demand deposits decreased $153,000 due to a decrease in average balances from $1.52 billion during the nine months ended September 30, 2013, to $1.44 billion during the nine months ended September 30, 2014.  Average interest rates decreased due to lower overall market rates of interest in the 2014 period and because the Company continued to pay lower rates in line with the market during the nine months ended September 30, 2014 when compared to the same period in 2013.

Interest expense on time deposits decreased $127,000 as a result of a decrease in average rates of interest from 0.81% during the three months ended September 30, 2013, to 0.76% during the three months ended September 30, 2014 due to a reduction in market rates of interest.  A large portion of the Company’s certificate of deposit portfolio matures within six to eighteen months and therefore reprices fairly quickly; this is consistent with the portfolio over the past several years.  Interest expense on time deposits increased $110,000 due to an increase in average balances of time deposits from $1.03 billion during the three months ended September 30, 2013, to $1.09 billion during the three months ended September 30, 2014.  The increase in time deposit balances was primarily due to the deposits acquired in the Valley transaction on June 20, 2014.

Interest expense on time deposits decreased $450,000 due to a decrease in average balances of time deposits from $1.10 billion during the nine months ended September 30, 2013, to $1.02 billion during the nine months ended September 30, 2014.  The decrease in time deposit balances was primarily due to some customers choosing not to renew their deposits with us upon maturity due to lower rates offered by the Company.  Also contributing to the decrease was the decrease in CDARS deposits of $40.6 million compared to September 30, 2013.  These decreases were offset by the increase in average balances during the nine months ended September 30, 2014 due to the deposits acquired in the Valley transaction.  Interest expense on time deposits decreased $362,000 due to a decrease in average rates from 0.82% during the nine months ended September 30, 2013, to 0.78% during the nine months ended September 30, 2014.  The reasons for the changes in average interest rates in the comparable nine-month period is the same as those described previously for the comparable three-month period.

Interest Expense – FHLBank Advances, Short-term Borrowings and Structured Repo Borrowings and Subordinated Debentures Issued to Capital Trusts

During the three months ended September 30, 2014 compared to the three months ended September 30, 2013, interest expense on FHLBank advances decreased due to lower average rates of interest, partially offset by higher average balances.  Interest expense on FHLBank advances decreased $976,000 due to a decrease in average interest rates from 3.08% in the three months ended September 30, 2013, to 0.85% in the three months ended September 30, 2014.  The significant decrease in the average rate was due to the repayment of $80 million of the Company’s long-term higher-rate FHLBank advances during June 2014.  As of September 30, 2014, $149 million of the Company’s $191 million of total FHLBank advances are short-term advances with very low interest rates.  Partially offsetting this decrease was an increase in interest expense on FHLBank advances of $432,000 due to an increase in average balances from $129.5 million during the three months ended September 30, 2013, to $214.3 million during the three months ended September 30, 2014. This increase was primarily due to additional short-term FHLBank advances obtained by the Company during the three months ended September 30, 2014, to fund loan growth and for other short term funding needs.

During the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, interest expense on FHLBank advances decreased due to lower average rates of interest, partially offset by higher average balances.  Interest expense on FHLBank advances decreased $1.1 million due to a decrease in average interest rates from 3.11% in the nine months ended September 30, 2013, to 2.06% in the nine months ended September 30, 2014.  Interest expense on FHLBank advances increased $624,000 due to an increase in average balances from $127.7 million during the nine months ended September 30, 2013, to $158.9 million during the nine months ended September 30, 2014.  The reasons for these changes in the comparable nine-month periods are the same as those described previously for the comparable three-month periods.

Interest expense on short-term and structured repo borrowings decreased $449,000 due to a decrease in average rates on short-term borrowings from 1.06% in the three months ended September 30, 2013, to 0.03% in the three months ended September 30, 2014.  Interest expense on short-term and structured repo borrowings decreased $125,000 due to a decrease in average balances from $220.6 million during the three months ended September 30, 2013, to $161.2 million during the three months ended September 30, 2014.  The decrease in balances of short-term borrowings in the three month period was primarily due to the repayment by the Company of $50 million of structured repurchase agreements at the end of June 2014.  As there were none of the higher-rate structured repurchase agreements during the three-month period, the average rate went down because the interest expense was all related to the lower-rate securities sold under repurchase agreements with customers.

Interest expense on short-term and structured repo borrowings decreased $355,000 due to a decrease in average balances from $245.4 million during the nine months ended September 30, 2013, to $189.8 million during the nine months ended September 30, 2014.  Interest expense on short-term and structured repo borrowings decreased $321,000 due to a decrease in average rates on short-term borrowings from 0.96% in the nine months ended September 30, 2013, to 0.76% in the nine months ended September 30, 2014.  The reasons for these changes in the comparable nine-month periods are the same as those described previously for the comparable three-month periods.

During the three months and nine months ended September 30, 2014, compared to the three and nine months ended September 30, 2013, interest expense on subordinated debentures issued to capital trusts were almost unchanged.  Average interest rates were 1.81% in the three months ended September 30, 2013, compared to 1.83% in the three months ended September 30, 2014.  Average interest rates were 1.82% in the nine months ended September 30, 2013 compared to 1.81% in the nine months ended September 30, 2014.  These are variable-rate debentures which bear interest at an average rate of three-month LIBOR plus 1.57%, adjusting quarterly.

Net Interest Income

Net interest income for the three months ended September 30, 2014 increased $5.6 million to $44.1 million compared to $38.5 million for the three months ended September 30, 2013. Net interest margin was 4.91% in the three months ended September 30, 2014, compared to 4.64% in the three months ended September 30, 2013, an increase of 27 basis points, or 5.8%.  In both three-month periods, the Company’s margin was positively impacted by the increases in expected cash flows to be received from the FDIC-acquired loan pools and the resulting increase to accretable yield which were previously discussed in Note 8 of the Notes to Consolidated Financial Statements. The positive impact of these changes on the three months ended September 30, 2014 and 2013 were increases in interest income of $8.8 million and $8.4 million, respectively, and increases in net interest margin of 98 basis points and 101 basis points, respectively.  Excluding the positive impact of the additional yield accretion, net interest margin increased 30 basis points when compared to the year-ago quarter.  The increase was primarily due to an increase in interest income on loans due to higher average loan balances and a decrease in interest expense on FHLBank advances and short-term borrowings, due to the payoff of FHLBank advances and structured repurchase agreements, as discussed in the June 30, 2014 Quarterly Report on Form 10-Q.  In addition, during 2013 and the first nine months of 2014, market rates on checking and savings deposits remained very low and retail time deposits renewed at somewhat lower rates of interest.

The positive impact from lower deposit rates has continued to diminish as market rates for such deposits are no longer declining. The Company has also experienced decreases in yields on loans and investments, excluding the yield accretion income discussed above. Existing loans continue to repay, and in many cases new loans are originated at rates which are lower than the rates on those repaying loans and may be lower than existing average portfolio rates.

The Company's overall average interest rate spread increased 30 basis points, or 6.6%, from 4.53% during the three months ended September 30, 2013, to 4.83% during the three months ended September 30, 2014. The gross change was due to an 11 basis point increase in the weighted average yield on interest-earning assets and a 19 basis point decrease in the weighted average rate paid on interest-bearing liabilities. In comparing the two periods, the yield on loans decreased 62 basis points while the yield on investment securities and other interest-earning assets increased 44 basis points. The rate paid on deposits decreased two basis points, the rate paid on short-term borrowings decreased 103 basis points, the rate paid on FHLBank advances decreased 223 basis points, and the rate paid on subordinated debentures issued to capital trusts increased two basis points.

Net interest income for the nine months ended September 30, 2014 increased $2.9 million to $122.0 million compared to $119.1 million for the nine months ended September 30, 2013.  Net interest margin was 4.75% in the nine months ended September 30, 2014, compared to 4.60% in the nine months ended September 30, 2013, an increase of 15 basis points, or 3.3%.  In both nine-month periods, the Company’s margin was positively impacted by the increases in expected cash flows to be received from the FDIC-acquired loan pools and the resulting increase to accretable yield which were previously discussed in Note 8 of the Notes to Consolidated Financial Statements. The positive impact of these changes on the nine months ended September 30, 2014 and 2013 were increases in interest income of $25.8 million and $26.5 million, respectively, and increases in net interest margin of 101 basis points and 103 basis points, respectively.  Excluding the positive impact of the additional yield accretion, net interest margin increased 17 basis points when compared to the year-ago period.  The reasons for these changes in the comparable nine-month periods are the same as those described previously for the comparable three-month periods.

The Company's overall interest rate spread increased 14 basis points, or 3.1%, from 4.51% during the nine months ended September 30, 2013, to 4.65% during the nine months ended September 30, 2014. The gross change was due to a seven basis point increase in the weighted average yield on interest-earning assets, and a seven basis point decrease in the weighted average rate paid on interest-bearing liabilities.  In comparing the two periods, the yield on loans decreased 62 basis points while the yield on investment securities and other interest-earning assets increased 14 basis points.  The rate paid on deposits decreased four basis points, the rate paid on FHLBank advances decreased 105 basis points, the rate paid on short-term borrowings decreased 20 basis points and the rate paid on subordinated debentures issued to capital trusts decreased one basis point.

For additional information on net interest income components, refer to the "Average Balances, Interest Rates and Yields" table in this Quarterly Report on Form 10-Q.

Provision for Loan Losses and Allowance for Loan Losses

Management records a provision for loan losses in an amount it believes sufficient to result in an allowance for loan losses that will cover current net charge-offs as well as risks believed to be inherent in the loan portfolio of the Bank. The amount of provision charged against current income is based on several factors, including, but not limited to, past loss experience, current portfolio mix, actual and potential losses identified in the loan portfolio, economic conditions, and internal as well as external reviews.  Based on the Company’s current assessment of these factors and their expected impact on the loan portfolio, management believes that provision expenses and net charge-offs for 2014 will likely continue to be less than those for 2013.  However, the levels of non-performing assets, potential problem loans, loan loss provisions and net charge-offs fluctuate from period to period and are difficult to predict.

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

The provision for loan losses for the three months ended September 30, 2014, decreased $1.7 million to $945,000 when compared with the three months ended September 30, 2013.  The provision for loan losses for the nine months ended September 30, 2014, decreased $10.5 million to $4.1 million when compared with the nine months ended September 30, 2013.  At September 30, 2014, the allowance for loan losses was $38.1 million, a decrease of $2.0 million from December 31, 2013.  Total net charge-offs were $946,000 and $3.4 million for the three months ended September 30, 2014 and 2013, respectively.  Two relationships made up $438,000 of the net charge-off total for the three months ended September 30, 2014.  Total net charge-offs were $6.1 million and $15.8 million for the nine months ended September 30, 2014 and 2013, respectively.  The decrease in net charge-offs and provision for loan losses in the three and nine months ended September 30, 2014, were consistent with our expectations, as indicated in previous filings.  General market conditions, and more specifically, real estate absorption rates and unique circumstances related to individual borrowers and projects also contributed to the level of provisions and charge-offs.  As properties were categorized as potential problem loans, non-performing loans or foreclosed assets, evaluations were made of the values of these assets with corresponding charge-offs as appropriate.

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

The loss sharing agreement for the non-single-family portion of the loans acquired in the TeamBank transaction ended on March 31, 2014.  Any additional losses in that non-single-family portfolio will not be eligible for loss sharing coverage. At this time, the Company does not expect any material losses in this non-single-family loan portfolio, which had a carrying value of $28.3 million at September 30, 2014.

The loss sharing agreement for the non-single-family portion of the loans acquired in the Vantus Bank transaction ended on September 30, 2014.  Going forward, any additional losses in that non-single-family portfolio will not be eligible for loss sharing coverage. At this time, the Company does not expect any material losses in this non single-family loan portfolio, which had a carrying value of $23.5 million at September 30, 2014.

The Bank’s allowance for loan losses as a percentage of total loans, excluding loans covered by the FDIC loss sharing agreements, was 1.43%, 1.92% and 2.01% at September 30, 2014, December 31, 2013, and September 30, 2013, respectively. Management considers the allowance for loan losses adequate to cover losses inherent in the Company’s loan portfolio at September 30, 2014, based on recent reviews of the Company’s loan portfolio and current economic conditions. If economic conditions were to deteriorate or management’s assessment of the loan portfolio were to change, it is possible that additional loan loss provisions would be required, thereby adversely affecting future results of operations and financial condition.

Non-performing Assets

Former TeamBank (portion of loans still covered by loss sharing agreement), Vantus Bank, Sun Security Bank and InterBank non-performing assets, including foreclosed assets, are not included in the totals or in the discussion of non-performing loans, potential problem loans and foreclosed assets below due to the respective loss sharing agreements with the FDIC, which cover at least 80% of principal losses that may be incurred in these portfolios for the applicable terms under the agreements.  At September 30, 2014, there were no material non-performing assets that were previously covered, and are now not covered, under the TeamBank non-single-family loss sharing agreement. Former Valley Bank loans are also excluded from the totals and the discussion of non-performing loans, potential problem loans and foreclosed assets below, although they are not covered by a loss sharing agreement.  Former Valley Bank loans are accounted for in pools and were recorded at their fair value at the time of the acquisition as of June 20, 2014; therefore, these loan pools are analyzed rather than the individual loans.  In addition, FDIC-supported TeamBank, Vantus Bank, Sun Security Bank and InterBank assets were initially recorded at their estimated fair values as of their acquisition dates of March 20, 2009, September 4, 2009, October 7, 2011 and April 27, 2012, respectively.  The overall performance of the FDIC-covered loan pools acquired in 2009, 2011 and 2012 has been better than original expectations as of the acquisition dates.

As a result of changes in balances and composition of the loan portfolio, changes in economic and market conditions that occur from time to time, and other factors specific to a borrower’s circumstances, the level of non-performing assets will fluctuate.  Non-performing assets, excluding FDIC-covered non-performing assets and non-covered acquired assets, at September 30, 2014, were $47.1 million, a decrease of $15.2 million from $62.3 million at December 31, 2013.  Non-performing assets, excluding FDIC-covered non-performing assets and non-covered acquired assets, as a percentage of total assets were 1.21% at September 30, 2014, compared to 1.75% at December 31, 2013.

Compared to December 31, 2013, non-performing loans decreased $7.9 million to $12.0 million and foreclosed assets decreased $7.3 million to $35.1 million.  Non-performing one-to four-family residential loans comprised $4.9 million, or 41.1%, of the total $12.0 million of non-performing loans at September 30, 2014, an increase of $588,000 from December 31, 2013.  Non-performing commercial real estate loans comprised $3.0 million, or 24.6%, of total non-performing loans at September 30, 2014, a decrease of $3.2 million from December 31, 2013.    Non-performing construction and land development loans comprised $1.7 million, or 14.2%, of total non-performing loans at September 30, 2014, an increase of $503,000 from December 31, 2013.  Non-performing commercial business loans decreased $5.6 million in the nine months ended September 30, 2014, and were $1.6 million, or 13.6%, of total non-performing loans at September 30, 2014.

Non-performing Loans.  Activity in the non-performing loans category during the nine months ended September 30, 2014 was as follows:

	Beginning Balance, January 1	Additions to Non- Performing	Removed from Non- Performing	Transfers to Potential Problem Loans	Transfers to Foreclosed Assets	Charge- Offs	Payments	Ending Balance, September 30
	(In Thousands)
One- to four-family construction	$—	$—	$—	$—	$—	$—	$—	$—
Subdivision construction	871	2,748	—	—	(688)	(1,037)	(448)	1,446
Land development	338	102	—	—	(65)	(80)	(29)	266
Commercial construction	—	—	—	—	—	—	—	—
One- to four-family residential	4,361	5,171	(76)	(546)	(2,075)	(790)	(1,096)	4,949
Other residential	—	—	—	—	—	—	—	—
Commercial real estate	6,205	2,838	(1,200)	—	—	(442)	(4,434)	2,967
Commercial business	7,231	336	(2,715)	—	—	(1,974)	(1,246)	1,632
Consumer	900	735	(273)	(52)	(28)	(130)	(371)	781

Total	$19,906	$11,930	$(4,264)	$(598)	$(2,856)	$(4,453)	$(7,624)	$12,041

At September 30, 2014, the non-performing one- to four-family residential category included 59 loans, 24 of which were added during the quarter.  Of the 24 one- to four-family residential loans added during the quarter, 14 of them were to two borrowers, and were transferred from potential problem loans to non-performing loans during the quarter.  The non-performing commercial real estate category included eight loans, four of which were added during the quarter.  The largest relationship in this category, which was added in a previous quarter, totaled $1.9 million, or 64.7%, of the total category, and is collateralized by a theater property in Branson, Mo.  This category had $4.0 million in payments on two relationships during the quarter.  The properties associated with these relationships were sold during the quarter.  The non-performing commercial business category included eight loans, one of which was added during the quarter.  The largest relationship in this category, which was added in 2010, totaled $1.2 million, or 73.8% of the total category, and is collateralized by an assignment of annual assessments generated by a Community Improvement District for the associated real estate.  The non-performing subdivision construction category included five loans, all of which were added during the current quarter.  The largest relationship in this category totaled $943,000, or 65.2% of the total category, and is collateralized by property in the Kansas City, Mo., area.

Potential Problem Loans.  Compared to December 31, 2013, potential problem loans decreased $5.9 million, or 21.9%. This decrease was due to $7.2 million in loans being removed from potential problem loans due to improvements in the credits, $5.0 million in loans transferred to the non-performing category, $907,000 in charge-offs, $417,000 in loans transferred to foreclosed assets, and $423,000 in payments from customers, partially offset by the addition of $8.0 million of loans to potential problem loans. Potential problem loans are loans which management has identified through routine internal review procedures as having possible credit problems that may cause the borrowers difficulty in complying with the current repayment terms.  These loans are not reflected in non-performing assets, but are considered in determining the adequacy of the allowance for loan losses.  Activity in the potential problem loans category during the nine months ended September 30, 2014, was as follows:

	Beginning Balance, January 1	Additions to Potential Problem	Removed from Potential Problem	Transfers to Non- Performing	Transfers to Foreclosed Assets	Charge- Offs	Payments	Ending Balance, September 30
	(In Thousands)
One- to four-family construction	$—	$—	$—	$—	$—	$—	$—	$—
Subdivision construction	2,201	864	—	(1,806)	—	(500)	(24)	735
Land development	10,857	—	(5,000)	—	—	—	—	5,857
Commercial construction	—	—	—	—	—	—	—	—
One- to four-family residential	2,193	2,208	(250)	(2,340)	—	—	(52)	1,759
Other residential	1,956	—	—	—	—	—	—	1,956
Commercial real estate	8,737	4,557	(1,905)	(598)	(417)	(381)	(317)	9,676
Commercial business	860	231	(43)	(225)	—	—	—	823
Consumer	183	145	—	(6)	—	(26)	(30)	266

Total	$26,987	$8,005	$(7,198)	$(4,975)	$(417)	$(907)	$(423)	$21,072

At September 30, 2014, the commercial real estate category of potential problem loans included seven loans, one of which was added during the current quarter.  The largest relationship in this category, which was added during a previous quarter, had a balance of $4.9 million, or 50.2% of the total category.  The relationship is collateralized by properties located near Branson, Mo. The land development category of potential problem loans included three loans, all of which were added during previous quarters.  The largest relationship in this category totaled $3.8 million, or 65.6% of the total category, and is collateralized by property in the Branson, Mo. area.  The one- to four-family residential category of potential problem loans included 19 loans, one of which was added during the current quarter.  Eleven one-to four-family residential loans were transferred from potential problem loans to non-performing loans during the current quarter, nine of which were to the same borrower.  The other residential category of potential problem loans included one loan which was added in a previous quarter, and is collateralized by properties located in the Branson, Mo., area.  The commercial business category of potential problem loans included five loans, all of which were added in previous quarters.  The largest relationship in this category had a balance of $660,000, or 80.2% of the total category, and is collateralized primarily by automobiles.  The subdivision construction category of potential problem loans included four loans, all of which were added during previous quarters.  The largest relationship in this category had a balance of $250,000, or 34.2% of the total category, and is collateralized by property in southwest Missouri.

Foreclosed Assets.  Of the total $43.8 million of other real estate owned at September 30, 2014, $6.7 million represents the fair value of foreclosed assets covered by FDIC loss sharing agreements and $2.0 million represents properties which were not acquired through foreclosure. The foreclosed assets covered by FDIC loss sharing agreements and the properties not acquired through foreclosure are not included in the following table and discussion of foreclosed assets.  Because sales of foreclosed properties exceeded additions, total foreclosed assets decreased.  Activity in foreclosed assets during the nine months ended September 30, 2014, was as follows:

	Beginning Balance, January 1	Additions	ORE Sales	Capitalized Costs	ORE Write- Downs	Ending Balance, September 30
	(In Thousands)
One- to four-family construction	$—	$—	$—	$—	$—	$—
Subdivision construction	11,652	688	(2,545)	—	(17)	9,778
Land development	18,920	74	(270)	—	(972)	17,752
Commercial construction	—	—	—	—	—	—
One- to four-family residential	744	2,218	(1,349)	—	(49)	1,564
Other residential	5,900	—	(2,419)	96	—	3,577
Commercial real estate	4,135	417	(2,773)	—	—	1,779
Commercial business	77	—	(4)	—	(14)	59
Consumer	969	2,357	(2,719)	—	(42)	565

Total	$42,397	$5,754	$(12,079)	$96	$(1,094)	$35,074

At September 30, 2014, the land development category of foreclosed assets included 33 properties, the largest of which was located in northwest Arkansas and had a balance of $2.3 million, or 12.9% of the total category.  Of the total dollar amount in the land development category of foreclosed assets, 41.7% and 34.3% was located in northwest Arkansas and in the Branson, Mo., area, respectively, including the largest property previously mentioned.  The subdivision construction category of foreclosed assets included 31 properties, the largest of which was located in the St. Louis, Mo. metropolitan area and had a balance of $2.8 million, or 28.5% of the total category.  Of the total dollar amount in the subdivision construction category of foreclosed assets, 20.2% and 13.4% is located in Branson, Mo. and Springfield, Mo., respectively. The commercial real estate category of foreclosed assets included seven properties, the largest of which was located in the Branson, Mo., area and had a balance of $691,000, or 38.9% of the total category.  There were $2.3 million in sales of the commercial real estate category of foreclosed assets during the three months ended September 30, 2014, which included $1.4 million from the sale of a mixed use facility in St. Louis, Mo., $520,000 from the sale of a retail center in the Springfield, Mo., area, and $400,000 from the sale of a former restaurant building in northwest Arkansas.  The other residential category of foreclosed assets included 14 properties, 11 of which were all part of the same condominium community, which was located in Branson, Mo. and had a balance of $2.1 million, or 58.1% of the total category.  Of the total dollar amount in the other residential category of foreclosed assets, 80.4% is located in the Branson, Mo., area, including the largest properties previously mentioned.

Non-interest Income

For the three months ended September 30, 2014, non-interest income increased $849,000 to $1.8 million when compared to the three months ended September 30, 2013, primarily as a result of the following items:

Service charges and ATM fees:  Service charges and ATM fees increased $439,000 compared to the prior year period, primarily due to an increase in fee income from the additional accounts acquired in the Valley Bank transaction in June 2014.

Gains on sales of single-family loans: Gains on sales of single-family loans increased $364,000 compared to the prior year period.  $217,000 of this increase was related to the single-family loans acquired in the Valley Bank acquisition and subsequently sold in the secondary market.  The remaining increase was due to an increase in originations of fixed-rate loans in the 2014 period.  Fixed rate loans originated are subsequently sold in the secondary market.

Net realized gains on sales of available-for-sale securities: Gains on sales of available-for-sale securities increased $121,000 compared to the prior year period.  This was primarily due to the sale of the mortgage-backed securities and collateralized mortgage obligations acquired in the Valley Bank acquisition in July 2014, which produced a gain of $175,000.  In addition, the Company sold several mortgage-backed securities in August 2014, which produced a gain of $52,000.

Partially offsetting the increase in non-interest income was a change in the following item:

Amortization of income related to business acquisitions:  The net amortization expense related to business acquisitions was $6.5 million for the three months ended September 30, 2014, compared to $6.3 million for the three months ended September 30, 2013.  The amortization expense for the three months ended September 30, 2014, was made up of the following items:  $7.1 million of amortization expense related to the changes in cash flows expected to be collected from the FDIC-covered loan portfolios and $447,000 of amortization of the clawback liability.  Partially offsetting the expense was income from the accretion of the discount related to the indemnification assets for all of the acquisitions of $453,000 and $185,000 of other loss share income items.  Also partially offsetting the expense was income from the reversal of the impairment of the indemnification asset for Vantus Bank of $350,000, as that portion of the original impairment is now expected to be collected from the FDIC.

For the nine months ended September 30, 2014, non-interest income increased $7.2 million to $13.3 million when compared to the three months ended September 30, 2013, primarily as a result of the following items:

Initial gain recognized on business acquisition: The Company recognized a preliminary one-time gain of $10.8 million (pre-tax) on the FDIC-assisted acquisition of Valley Bank, which occurred on June 20, 2014.

Net realized gains on sales of available-for-sale securities: Gains on sales of available-for-sale securities increased $722,000 compared to the prior year period.  This was primarily due to the sale of all of the Company’s Small Business Administration securities in June 2014, which produced a gain of $569,000, and the sale of the acquired Valley Bank securities in July 2014 as mentioned above.

Partially offsetting the increase in non-interest income was a change in the following items:

Amortization of income related to business acquisitions:  The net amortization expense related to business acquisitions was $20.1 million for the nine months ended September 30, 2014, compared to $17.9 million for the nine months ended September 30, 2013.  The amortization expense for the nine months ended September 30, 2014, was made up of the following items:  $21.2 million of amortization expense related to the changes in cash flows expected to be collected from the FDIC-covered loan portfolios, $1.2 million of amortization of the clawback liability and $152,000 of impairment of the indemnification asset for Vantus Bank.  The impairment was recorded because the Company does not expect resolution of certain items related to commercial foreclosed assets prior to the expiration of the non-single-family loss sharing agreement for Vantus Bank.  Offsetting the expense was income from the accretion of the discount related to the indemnification assets for all of the acquisitions of $1.9 million and $604,000 of other loss share income items.

Gains on sales of single-family loans: Gains on sales of single-family loans decreased $1.5 million compared to the prior year period.  This was due to a decrease in originations of fixed-rate loans due to higher fixed rates being offered on these loans in the 2014 period which resulted in fewer loans being originated to refinance existing debt.  Fixed rate loans originated are subsequently sold in the secondary market.  The decrease occurred in the first six months of the year and was offset by an increase in gains on sales of single-family loans during the three months ended September 30, 2014, as discussed above.

Other Income:  Other income decreased $551,000 compared to the prior year period primarily due to unusual income received in the 2013 period which was not repeated in the current year period.  In the 2013 period the Company received a one-time payment from MasterCard of approximately $480,000.

Change in interest rate swap fair value:  The Company recorded expense of $(223,000) during the 2014 period due to the decrease in the interest rate swap fair value related to its matched book interest rate derivatives program.  This compares to income of $283,000 recorded during the nine months ended September 30, 2013.

Non-interest Expense

For the three months ended September 30, 2014, non-interest expense increased $3.2 million to $29.4 million, when compared to the three months ended September 30, 2013, primarily as a result of the following items:

Valley Bank acquisition expenses:  The Company incurred approximately $2.3 million of additional non-interest expenses during the three months related to the FDIC-assisted acquisition of Valley Bank.  Those expenses included approximately $1.0 million of compensation expense, approximately $450,000 of net computer and equipment expense, approximately $279,000 of net occupancy expense, approximately $115,000 of travel, meals and other expenses related to the integration of operations and various other expenses.  We expect that a portion of these expenses will not recur in future periods.

Other operating expenses:  Other operating expenses increased $275,000, to $2.1 million, in the three months ended September 30, 2014 compared to the prior year period primarily due to an increase in certain costs to originate consumer and mortgage loans of approximately $146,000 and an increase in amortization of intangible assets of $100,000.  The increase in amortization was due to the amortization of the core deposit intangible related to the Valley acquisition.

For the nine months ended September 30, 2014, non-interest expense increased $10.9 million to $89.7 million when compared to the nine months ended September 30, 2013, primarily as a result of the following items:

Other operating expenses:  Other operating expenses increased $7.9 million, to $13.6 million, in the nine months ended September 30, 2014 compared to the prior year period primarily due to $7.4 million in prepayment penalties paid as the Company elected to repay $130 million of its FHLBank advances and structured repo borrowings prior to their maturity during the three months ended June 30, 2014.

Valley Bank acquisition expenses:  The Company incurred approximately $2.9 million of additional non-interest expenses during the nine month period related to the FDIC-assisted acquisition of Valley Bank.  Those expenses included approximately $1.3 million of compensation expense, approximately $450,000 of net computer and equipment expense, approximately $313,000 of net occupancy expense, approximately $156,000 of legal, audit and other professional fees expense, approximately $239,000 of travel, meals and other expenses related to due diligence for the transaction and integration issues and various other expenses.  We expect that a portion of these expenses will not recur in future periods.

The Company’s efficiency ratio for the three months ended September 30, 2014, was 64.07% compared to 66.40% for the same period in 2013.  The efficiency ratio for the nine months ended September 30, 2014, was 66.25% compared to 62.89% for the same period in 2013.  The improvement in the ratio in the 2014 three month period was primarily due to the increase in net interest income, partially offset by increases in non-interest expense.  The increase in the ratio in the 2014 nine month period was primarily due to the early repayment of certain borrowings in June 2014 and the increase in non-interest expense related to the June 2014 Valley Bank acquisition, partially offset by increases in non-interest income resulting from the initial gain recognized on the Valley Bank acquisition.  The Company’s ratio of non-interest expense to average assets increased from 2.85% and 2.72% for the three and nine months ended September 30, 2013, respectively, to 2.99% and 3.15% for the three and nine months ended September 30, 2014, respectively.  The increase in the current nine month period ratio was primarily due to the increase in other operating expenses in the 2014 period compared to the 2013 period due to the penalties paid for prepayment of borrowings and other non-interest expenses related to the Valley Bank acquisition.  Average assets for the three months ended September 30, 2014, increased $261 million, or 7.1%, from the three months ended September 30, 2013.  The increase was primarily due to the Valley Bank acquisition in June 2014, and organic loan growth, partially offset by decreases in investment securities.  Average assets for the nine months ended September 30, 2014, decreased $67 million, or 1.7%, from the nine months ended September 30, 2013.  The decrease in average assets in the nine month period was primarily due to decreases in investment securities, interest earning deposits at the Federal Reserve Bank and FDIC indemnification assets, offset by increases in loans due to acquisitions and organic loan growth.

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

The Company has significant investments in such qualified affordable housing projects that meet the required conditions.  The Company’s adoption of this Update did not result in any material impact on the Company’s financial position or results of operations, except that the investment amortization expense, which previously was included in Other Non-interest Expense in the Consolidated Statements of Income, is now included in Provision for Income Taxes in the Consolidated Statements of Income presented.  For the three and nine months ended September 30, 2013, $1.0 million and $2.9 million, respectively, was moved from Other Noninterest Expense to Provision for Income Taxes.  As a result, there was no change in Net Income for the periods covered in this release.  In addition, there was no cumulative effect adjustment to Retained Earnings.

For the three and nine months ended September 30, 2014, the Company's effective tax rate was 25.4% and 24.4%, respectively, which was lower than the statutory federal tax rate of 35%, due primarily to the effects of the tax credits utilized and to tax-exempt investments and tax-exempt loans which reduced the Company’s effective tax rate.  In future periods, the Company expects its effective tax rate typically will be 20-25% of pre-tax net income, assuming it continues to maintain or increase its use of investment tax credits. The Company’s effective tax rate may fluctuate as it is impacted by the level and timing of the Company’s utilization of tax credits and the level of tax-exempt investments and loans and the overall level of pretax income.  At this time, the Company expects to utilize a larger amount of tax credits in 2014 than it did in 2013; however, the Company also expects to have a higher level of pretax income in 2014 compared to 2013.

Average Balances, Interest Rates and Yields

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. Average balances of loans receivable include the average balances of non-accrual loans for each period. Interest income on loans includes interest received on non-accrual loans on a cash basis.  Interest income on loans includes the amortization of net loan fees which were deferred in accordance with accounting standards.  Fees included in interest income were $1.0 million and $851,000 for the three months ended September 30, 2014 and 2013, respectively.  Fees included in interest income were $2.2 million and $2.5 million for the nine months ended September 30, 2014 and 2013, respectively.  Tax-exempt income was not calculated on a tax equivalent basis. The table does not reflect any effect of income taxes.

	September 30, 2014(2)	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013
	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
		(Dollars in thousands)
Interest-earning assets:
Loans receivable:
One- to four-family residential	4.63%	$550,479	$11,353	8.18%	$461,892	$8,434	7.24%
Other residential	4.57	388,799	5,462	5.57	285,040	5,754	8.01
Commercial real estate	4.46	932,658	12,129	5.16	817,080	12,401	6.02
Construction	4.33	274,951	3,550	5.12	210,072	3,303	6.24
Commercial business	4.73	307,914	4,168	5.37	248,826	3,850	6.14
Other loans	5.29	428,946	7,625	7.05	303,776	5,695	7.44
Industrial revenue bonds (1)	5.47	47,633	661	5.50	45,333	650	5.68

Total loans receivable	4.78	2,931,380	44,948	6.08	2,372,019	40,087	6.70

Investment securities (1)	2.97	486,040	2,592	2.12	667,950	2,820	1.68
Other interest-earning assets	0.24	148,228	67	0.18	246,708	112	0.18

Total interest-earning assets	4.39	3,565,648	47,607	5.30	3,286,677	43,019	5.19
Non-interest-earning assets:
Cash and cash equivalents		101,239			90,021
Other non-earning assets		266,846			295,593
Total assets		$3,933,733			$3,672,291

Interest-bearing liabilities:
Interest-bearing demand and savings	0.19	$1,467,364	789	0.21	$1,336,049	710	0.21
Time deposits	0.77	1,090,111	2,095	0.76	1,034,460	2,112	0.81
Total deposits	0.44	2,557,475	2,884	0.45	2,370,509	2,822	0.47
Short-term borrowings and structured repurchase agreements	0.03	161,178	13	0.03	220,645	587	1.06
Subordinated debentures issued to capital trusts	1.81	30,929	143	1.83	30,929	141	1.81
FHLB advances	0.91	214,282	461	0.85	129,488	1,005	3.08

Total interest-bearing liabilities	0.51	2,963,864	3,501	0.47	2,751,571	4,555	0.66
Non-interest-bearing liabilities:
Demand deposits		544,760			523,578
Other liabilities		18,397			19,689
Total liabilities		3,527,021			3,294,838
Stockholders’ equity		406,712			377,453
Total liabilities and stockholders’ equity		$3,933,733			$3,672,291

Net interest income:
Interest rate spread	3.88%		$44,106	4.83%		$38,464	4.53%
Net interest margin*				4.91%			4.64%
Average interest-earning assets to average interest-bearing liabilities		120.3%			119.4%

_____________________
*	Defined as the Company’s net interest income divided by total interest-earning assets.

(1)
Of the total average balances of investment securities, average tax-exempt investment securities were $88.4 million and $77.9 million for the three months ended September 30, 2014 and 2013, respectively. In addition, average tax-exempt loans and industrial revenue bonds were $39.0 million and $37.3 million for the three months ended September 30, 2014 and 2013, respectively. Interest income on tax-exempt assets included in this table was $1.4 million and $1.2 million for the three months ended September 30, 2014 and 2013, respectively. Interest income net of disallowed interest expense related to tax-exempt assets was $1.4 million and $1.2 million for the three months ended September 30, 2014 and 2013, respectively.

(2)
The yield/rate on loans at September 30, 2014 does not include the impact of the accretable yield (income) on loans acquired in the FDIC-assisted transactions.  See “Net Interest Income” for a discussion of the effect on results of operations for the three months ended September 30, 2014.

	September 30, 2014(2)	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
		(Dollars in thousands)
Interest-earning assets:
Loans receivable:
One- to four-family residential	4.63%	$483,101	$30,709	8.50%	$481,032	$25,835	7.18%
Other residential	4.57	367,907	16,013	5.82	302,603	17,948	7.93
Commercial real estate	4.46	902,867	35,851	5.31	803,493	37,432	6.23
Construction	4.33	239,563	8,782	4.90	208,669	11,523	7.38
Commercial business	4.73	287,639	11,634	5.41	248,865	11,118	5.97
Other loans	5.29	375,048	20,736	7.39	291,406	16,184	7.43
Industrial revenue bonds (1)	5.47	46,771	1,944	5.56	51,766	2,186	5.65

Total loans receivable	4.78	2,702,896	125,669	6.22	2,387,834	122,226	6.84

Investment securities (1)	2.97	528,794	8,367	2.12	763,143	11,291	1.98
Other interest-earning assets	0.24	201,414	250	0.17	313,402	339	0.14

Total interest-earning assets	4.39	3,433,104	134,286	5.23	3,464,379	133,856	5.16
Non-interest-earning assets:
Cash and cash equivalents		93,901			87,585
Other non-earning assets		266,184			308,303
Total assets		$3,793,189			$3,860,267

Interest-bearing liabilities:
Interest-bearing demand and savings	0.19	$1,438,496	2,364	0.22	$1,523,320	2,866	0.25
Time deposits	0.77	1,019,743	5,933	0.78	1,095,145	6,745	0.82
Total deposits	0.44	2,458,239	8,297	0.45	2,618,465	9,611	0.49
Short-term borrowings and structured repurchase agreements	0.03	189,845	1,082	0.76	245,351	1,758	0.96
Subordinated debentures issued to capital trusts	1.81	30,929	418	1.81	30,929	421	1.82
FHLB advances	0.91	158,919	2,446	2.06	127,650	2,968	3.11

Total interest-bearing liabilities	0.51	2,837,932	12,243	0.58	3,022,395	14,758	0.65
Non-interest-bearing liabilities:
Demand deposits		537,436			439,076
Other liabilities		20,093			20,856
Total liabilities		3,395,461			3,482,327
Stockholders’ equity		397,728			377,940
Total liabilities and stockholders’ equity		$3,793,189			$3,860,267

Net interest income:
Interest rate spread	3.88%		$122,043	4.65%		$119,098	4.51%
Net interest margin*				4.75%			4.60%
Average interest-earning assets to average interest-bearing liabilities		121.0%			114.6%

_____________________
*	Defined as the Company’s net interest income divided by total interest-earning assets.

(1)
Of the total average balances of investment securities, average tax-exempt investment securities were $88.5 million and $79.3 million for the nine months ended September 30, 2014 and 2013, respectively. In addition, average tax-exempt loans and industrial revenue bonds were $38.6 million and $38.6 million for the nine months ended September 30, 2014 and 2013, respectively. Interest income on tax-exempt assets included in this table was $4.0 million and $3.8 million for the nine months ended September 30, 2014 and 2013, respectively. Interest income net of disallowed interest expense related to tax-exempt assets was $3.9 million and $3.6 million for the nine months ended September 30, 2014 and 2013, respectively.

(2)
The yield/rate on loans at September 30, 2014 does not include the impact of the accretable yield (income) on loans acquired in the FDIC-assisted transactions.  See “Net Interest Income” for a discussion of the effect on results of operations for the nine months ended September 30, 2014.

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

	Three Months Ended September 30,
	2014 vs. 2013
	Increase (Decrease) Due to

			Total Increase (Decrease)
	Rate	Volume
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$(3,963)	$8,824	$4,861
Investment securities	643	(871)	(228)
Other interest-earning assets	—	(45)	(45)
Total interest-earning assets	(3,320)	7,908	4,588
Interest-bearing liabilities:
Demand deposits	8	71	79
Time deposits	(127)	110	(17)
Total deposits	(119)	181	62
Short-term borrowings and structured repo	(449)	(125)	(574)
Subordinated debentures issued to capital trust	2	—	2
FHLBank advances	(976)	432	(544)
Total interest-bearing liabilities	(1,542)	488	(1,054)
Net interest income	$(1,778)	$7,420	$5,642

	Nine Months Ended September 30,
	2014 vs. 2013
	Increase (Decrease) Due to

			Total Increase (Decrease)
	Rate	Volume
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$(11,812)	$15,255	$3,443
Investment securities	740	(3,664)	(2,924)
Other interest-earning assets	45	(134)	(89)
Total interest-earning assets	(11,027)	11,457	430
Interest-bearing liabilities:
Demand deposits	(349)	(153)	(502)
Time deposits	(362)	(450)	(812)
Total deposits	(711)	(603)	(1,314)
Short-term borrowings and structured repo	(321)	(355)	(676)
Subordinated debentures issued to capital trust	(3)	—	(3)
FHLBank advances	(1,146)	624	(522)
Total interest-bearing liabilities	(2,181)	(334)	(2,515)
Net interest income	$(8,846)	$11,791	$2,945

Liquidity

Liquidity is a measure of the Company's ability to generate sufficient cash to meet present and future financial obligations in a timely manner through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. These obligations include the credit needs of customers, funding deposit withdrawals, and the day-to-day operations of the Company. Liquid assets include cash, interest-bearing deposits with financial institutions and certain investment securities and loans. The Company manages its ability to generate liquidity primarily through liability funding in such a way that it believes it maintains overall liquidity sufficient to satisfy its depositors' requirements and meet its customers' credit needs. At September 30, 2014, the Company had commitments of approximately $194.4 million to fund loan originations, $430.9 million of unused lines of credit and unadvanced loans, and $24.2 million of outstanding letters of credit.

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

At September 30, 2014, the Company had these available secured lines and on-balance sheet liquidity:

Federal Home Loan Bank line	$491.2 million
Federal Reserve Bank line	$545.3 million
Cash and cash equivalents	$221.4 million
Unpledged securities	$84.5 million

Statements of Cash Flows. During both the nine months ended September 30, 2014 and 2013, the Company had positive cash flows from operating activities and investing activities.  Cash flows from financing activities were negative for both the nine months ended September 30, 2014 and the nine months ended September 30, 2013.

Cash flows from operating activities for the periods covered by the Statements of Cash Flows have been primarily related to changes in accrued and deferred assets, credits and other liabilities, the provision for loan losses, depreciation, impairments of investment securities, gains on sales of investment securities and the amortization of deferred loan origination fees and discounts (premiums) on loans and investments, all of which are non-cash or non-operating adjustments to operating cash flows. Net income adjusted for non-cash and non-operating items and the origination and sale of loans held for sale were the primary source of cash flows from operating activities. Operating activities provided cash flows of $34.0 million and $69.2 million during the nine months ended September 30, 2014 and 2013, respectively.

During the nine months ended September 30, 2014 and 2013, respectively, investing activities provided cash of $107.0 million and $212.5 million primarily due to the repayment of investment securities and sale of investment securities, partially offset by the net increase in loans for each of the nine-month periods.  In the 2014 period, the Company received cash of $80.0 million related to the Boulevard Bank transaction and $109.4 million related to the Valley Bank transaction.

Changes in cash flows from financing activities during the periods covered by the Statements of Cash Flows are due to changes in deposits after interest credited, changes in FHLBank advances, changes in short-term borrowings, and changes in structured repurchase agreements, as well as dividend payments to stockholders.  Financing activities used cash of $147.5 million and $346.0 million during the nine months ended September 30, 2014 and 2013, respectively. Financing activities in the future are expected to primarily include changes in deposits, changes in FHLBank advances, changes in short-term borrowings and dividend payments to stockholders.

Capital Resources

Management continuously reviews the capital position of the Company and the Bank to ensure compliance with minimum regulatory requirements, as well as to explore ways to increase capital either by retained earnings or other means.

At September 30, 2014, the Company's total stockholders' equity was $409.1 million, or 10.5% of total assets. At September 30, 2014, common stockholders' equity was $351.1 million, or 9.0% of total assets, equivalent to a book value of $25.62 per common share. Total stockholders’ equity at December 31, 2013, was $380.7 million, or 10.7% of total assets. At December 31, 2013, common stockholders' equity was $322.8 million, or 9.1% of total assets, equivalent to a book value of $23.60 per common share.

At September 30, 2014, the Company’s tangible common equity to total assets ratio was 8.8%, compared to 8.9% at December 31, 2013. The Company’s tangible common equity to total risk-weighted assets ratio was 11.2% at September 30, 2014, compared to 12.3% at December 31, 2013.

Banks are required to maintain minimum risk-based capital ratios. These ratios compare capital, as defined by the risk-based regulations, to assets adjusted for their relative risk as defined by the regulations. Guidelines require banks to have a minimum Tier 1 risk-based capital ratio, as defined, of 4.00%, a minimum total risk-based capital ratio of 8.00%, and a minimum 4.00% Tier 1 leverage ratio. To be considered "well capitalized," banks must have a minimum Tier 1 risk-based capital ratio, as defined, of 6.00%, a minimum total risk-based capital ratio of 10.00%, and a minimum Tier 1 leverage ratio of 5.00%. On September 30, 2014, the Bank's Tier 1 risk-based capital ratio was 12.0%, total risk-based capital ratio was 13.3% and the Tier 1 leverage ratio was 9.4%. As of September 30, 2014, the Bank was "well capitalized" as defined by the Federal banking agencies' capital-related regulations. The Federal Reserve Board has established capital regulations for bank holding companies that generally parallel the capital regulations for banks. On September 30, 2014, the Company's Tier 1 risk-based capital ratio was 13.8%, total risk-based capital ratio was 15.1% and the Tier 1 leverage ratio was 10.8%. As of September 30, 2014, the Company was "well capitalized" under the capital ratios described above.  These ratios are the current capital requirements.  As discussed above in “Effect of Federal Laws and Regulations,” the Company and the Bank will be subject to new capital requirements due to the changes from “Basel III,” for which the provisions become effective beginning January 1, 2015.

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

Dividends. During the three months ended September 30, 2014, the Company declared a common stock cash dividend of $0.20 per share, or 24% of net income per diluted common share for that three month period, and paid a common stock cash dividend of $0.20 per share (which was declared in June 2014).  During the three months ended September 30, 2013, the Company declared a common stock cash dividend of $0.18 per share, or 30% of net income per diluted common share for that three month period, and paid a common stock cash dividend of $0.18 per share (which was declared in March 2013).  During the nine months ended September 30, 2014, the Company declared common stock cash dividends of $0.60 per share, or 27% of net income per diluted common share for that nine month period, and paid common stock cash dividends of $0.38 per share.  During the nine months ended September 30, 2013, the Company declared common stock cash dividends of $0.54 per share, or 30% of net income per diluted common share for that nine month period, and paid common stock cash dividends of $0.36 per share.  The Board of Directors meets regularly to consider the level and the timing of dividend payments.  The $0.20 per share dividend declared but unpaid as of September 30, 2014, was paid to stockholders on October 10, 2014.  In addition, the Company paid preferred dividends as described below.

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

Under the terms of the SBLF Preferred Stock, the Company may only declare and pay a dividend on the common stock or other stock junior to the SBLF Preferred Stock, or repurchase shares of any such class or series of stock, if, after payment of such dividend, or after giving effect to such repurchase, (i) the dollar amount of the Company’s Tier 1 Capital would be at least equal to the “Tier 1 Dividend Threshold” and (ii) full dividends on all outstanding shares of SBLF Preferred Stock for the most recently completed dividend period have been or are contemporaneously declared and paid.  As of September 30, 2014, we satisfied this condition.

The “Tier 1 Dividend Threshold” means 90% of $272.7 million, which was the Company’s consolidated Tier 1 capital as of September 30, 2011, less the $58 million in TARP preferred stock then-outstanding and repaid on August 18, 2011, plus the $58 million in SBLF Preferred Stock issued and minus the net loan charge-offs by the Bank since August 18, 2011.  The Tier 1 Dividend Threshold is subject to reduction, beginning on the first day of the eleventh dividend period following the date of issuance of the SBLF Preferred Stock, by $5.8 million (ten percent of the aggregate liquidation amount of the SBLF Preferred Stock initially issued, without regard to any subsequent partial redemptions) for each one percent increase in qualified small business lending from the adjusted baseline level under the terms of the SBLF preferred stock (i.e., $249.7 million) to the ninth dividend period.

Common Stock Repurchases and Issuances. The Company has been in various buy-back programs since May 1990. Our ability to repurchase common stock  is currently limited, but allowed, under the terms of the SBLF preferred stock as noted above, under “-Dividends” and was previously generally precluded due to our participation in the CPP beginning in December 2008.  During the three months ended September 30, 2014, the Company repurchased 1,000 shares of its common stock at an average price of $31.05 per share.  During the three months ended September 30, 2013, the Company did not repurchase any shares of its common stock.  During the nine months ended September 30, 2014, the Company repurchased 18,000 shares of its common stock at an average price of $28.45 per share.  During the nine months ended September 30, 2013, the Company did not repurchase any shares of its common stock.  During the three months ended September 30, 2014, the Company issued 23,270 shares of stock at an average price of $30.59 per share to cover stock option exercises.  During the three months ended September 30, 2013, the Company issued 41,927 shares of stock at an average price of $20.10 per share to cover stock option exercises.  During the nine months ended September 30, 2014, the Company issued 51,241 shares of stock at an average price of $27.50 per share to cover stock option exercises.  During the nine months ended September 30, 2013, the Company issued 69,371 shares of stock at an average price of $19.75 per share to cover stock option exercises.

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

On April 21, 2014, Great Southern reiterated that it will consider repurchasing its shares of common stock, from time to time in the open market or through privately negotiated transactions, pursuant to its existing repurchase plan.  There are 378,562 remaining shares authorized to be repurchased under this plan.

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

The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained despite fluctuations in prevailing interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time. The difference, or the interest rate repricing "gap," provides an indication of the extent to which an institution's interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities repricing during the same period, and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets during the same period. Generally, during a period of rising interest rates, a negative gap within shorter repricing periods would adversely affect net interest income, while a positive gap within shorter repricing periods would result in an increase in net interest income. During a period of falling interest rates, the opposite would be true. As of September 30, 2014, Great Southern's internal interest rate risk models indicate that, generally, rising interest rates are expected to have a positive impact on the Company’s net interest income, while declining interest rates would have a negative impact on net interest income.  We model various interest rate scenarios for rising and falling rates, including both parallel and non-parallel shifts in rates.  The results of our modeling indicate that net interest income is not likely to be materially affected either positively or negatively in the first twelve months following a rate change, regardless of any changes in interest rates, because our portfolios are relatively well matched in a twelve-month horizon.  The effects of interest rate changes, if any, are expected to be more impacting to net interest income in the 12 to 36 months following a rate change.  In June 2014, $130 million of fixed rate borrowings were repaid.  Excess liquidity and proceeds from the sale of certain investment securities were used to fund these repayments.  The results of our net interest income modeling were not materially affected by these transactions.  As the Federal Funds rate is now very low, the Company’s interest rate floors have been reached on most of its “prime rate” loans. As discussed under “-General-Net Interest Income and Interest Rate Risk Management,” at September 30,

2014 and December 31, 2013, there were $475 million and $502 million, respectively, of adjustable rate loans which were tied to a national prime rate of interest which had interest rate floors.  In addition, Great Southern has elected to leave its “Great Southern Prime Rate” at 5.00% for those loans that are indexed to “Great Southern Prime” rather than a national prime rate of interest. At September 30, 2014 and December 31, 2013, there were $215 million and $248 million, respectively, of loans indexed to “Great Southern Prime.”  While these interest rate floors and, to a lesser extent, the utilization of the “Great Southern Prime” rate have helped keep the rate on our loan portfolio higher in this very low interest rate environment, they will also reduce the positive effect to our loan rates when market interest rates, specifically the “prime rate,” begin to increase. The interest rate on these loans will not increase until the loan floors are reached. Also, a significant portion of our retail certificates of deposit mature in the next twelve months and we expect that they will be replaced with new certificates of deposit at somewhat lower interest rates in some cases.

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

ITEM 4. CONTROLS AND PROCEDURES

We maintain a system of disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) that is designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate. An evaluation of our disclosure controls and procedures was carried out as of September 30, 2014, under the supervision and with the participation of our principal executive officer, principal financial officer and several other members of our senior management. Our principal executive officer and principal financial officer concluded that, as of September 30, 2014, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the principal executive officer and principal financial officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There were no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) under the Act) that occurred during the quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On November 22, 2010, a suit was filed against the Bank in the Circuit Court of Greene County, Missouri by a customer alleging that the fees associated with the Bank’s automated overdraft program in connection with its debit cards and ATM cards constitute unlawful interest in violation of Missouri’s usury laws.  The Court has certified a class of Bank customers who have paid overdraft fees on their checking accounts pursuant to the Bank’s automated overdraft program.  The Bank intends to contest this case vigorously.  At this stage of the litigation, it is not possible for management of the Bank to determine the probability of a material adverse outcome or reasonably estimate the amount of any potential loss.

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

On April 21, 2014, Great Southern reiterated that it will consider repurchasing its shares of common stock, from time to time in the open market or through privately negotiated transactions, pursuant to its existing repurchase plan.

Shares purchased during the three months ended September 30, 2014, are indicated below.

	Total Number of Shares Purchased	Average Price Per Share		Total Number of Shares Purchased As Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan(1)

July 1, 2014 – July 31, 2014	---	$	----	---	379,562
August 1, 2014 – August 31, 2014	1,000		$31.05	1,000	378,562
September 1, 2014 – September 30, 2014	---	$	----	---	378,562
	1,000		$31.05	1,000

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

Great Southern Bancorp, Inc.
Registrant
Date: November 10, 2014	/s/ Joseph W. Turner
Joseph W. Turner President and Chief Executive Officer (Principal Executive Officer)
Date: November 10, 2014	/s/ Rex A. Copeland
Rex A. Copeland Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

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

(iii)
The Purchase and Assumption Agreement, dated as of October 7, 2011, among Federal Deposit Insurance Corporation, Receiver of Sun Security Bank, Ellington, Missouri, Federal Deposit Insurance Corporation and Great Southern Bank, previously filed with the Commission (File no. 000-18082) as Exhibit 2.1(iii) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 is incorporated herein by reference as Exhibit 2(iii).

(iv)
The Purchase and Assumption Agreement, dated as of April 27, 2013, among Federal Deposit Insurance Corporation, Receiver of Inter Savings Bank, FSB, Maple Grove, Minnesota, Federal Deposit Insurance Corporation and Great Southern Bank, previously filed with the Commission (File no. 000-18082) as Exhibit 2.1(iv) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 is incorporated herein by reference as Exhibit 2(iv).

(v)
The Purchase and Assumption Agreement All Deposits, dated as of June 20, 2014, among Federal Deposit Insurance Corporation, Receiver of Valley Bank, Moline, Illinois, Federal Deposit Insurance Corporation and Great Southern Bank, previously filed with the Commission (File no. 000-18082) as Exhibit 2.1(v) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 is incorporated herein by reference as Exhibit 2(v).

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

None.

(101)
Attached as Exhibit 101 are the following financial statements from the Great Southern Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated statements of financial condition, (ii) consolidated statements of income, (iii) consolidated statements of cash flows and (iv) the notes to consolidated financial statements.