Form 10-K
period 2014-12-31
GREAT SOUTHERN BANCORP INC
filed 2015-03-06
CIK 854560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES ACT OF 1934

For the fiscal year ended December 31, 2014

Commission file number 0-18082

GREAT SOUTHERN BANCORP, INC.
(Exact name of registrant as specified in its charter)

Maryland	43-1524856
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1451 E. Battlefield, Springfield, Missouri	65804
(Address of principal executive offices)	(Zip Code)

(417) 887-4400
Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes [ ] No [X]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes [ ] No [X]
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
Yes [X] No [ ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "accelerated filer," "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [X] Non-accelerated filer [ ](Do not check if a smaller reporting company) Smaller reporting company [ ]
Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes [ ] No [X]
The aggregate market value of the common stock of the registrant held by non-affiliates of the Registrant on June 30, 2014, computed by reference to the closing price of such shares on that date, was $331,658,432.  At March 3, 2015, 13,772,851 shares of the Registrant's common stock were outstanding.

SIGNATURES
INDEX TO EXHIBITS

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

As a Maryland corporation, the Company is authorized to engage in any activity that is permitted by the Maryland General Corporation Law and is not prohibited by law or regulatory policy. The Company currently conducts its business as a financial holding company. Through the financial holding company structure, it is possible to expand the size and scope of the financial services offered by the Company beyond those offered by the Bank. The financial holding company structure provides the Company with greater flexibility than the Bank has to diversify its business activities, through existing or newly formed subsidiaries, or through acquisitions of or mergers with other financial institutions as well as other companies. At December 31, 2014, Bancorp's consolidated assets were $3.95 billion, consolidated net loans were $3.04 billion, consolidated deposits were $2.99 billion and consolidated total stockholders' equity was $420 million. For details about the Company's assets, revenues and profits for each of the last five fiscal years, see Item 6. "Selected Consolidated Financial Data."  The assets of the Company consist primarily of the stock of Great Southern, available-for-sale securities, minority interests in a local trust company and a merchant banking company and cash.

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

Great Southern Bank

Great Southern was formed as a Missouri-chartered mutual savings and loan association in 1923, and, in 1989, converted to a Missouri-chartered stock savings and loan association. In 1994, Great Southern changed to a federal savings bank charter and then, on June 30, 1998, changed to a Missouri-chartered trust company (the equivalent of a commercial bank charter). Headquartered in Springfield, Missouri, Great Southern offers a broad range of banking services through its 108 banking centers located in southern and central Missouri; the Kansas City, Missouri area; the St. Louis, Missouri area; eastern Kansas; northwestern Arkansas; eastern Nebraska, the Minneapolis, Minnesota area and eastern, western and central Iowa. At December 31, 2014, the Bank had total assets of $3.95 billion, net loans of $3.04 billion, deposits of $3.06 billion and stockholders' equity of $385.1 million, or 9.7% of total assets. Its deposits are insured by the Deposit Insurance Fund ("DIF") to the maximum levels permitted by the FDIC.

The size and complexity of the Bank's operations increased substantially in 2009 with the completion of two Federal Deposit Insurance Corporation ("FDIC")-assisted transactions, and again in 2011, 2012 and 2014 with the completion of another FDIC-assisted transaction in each of those years.  In 2009, the Bank entered into two separate purchase and assumption agreements including loss sharing with the FDIC to assume all of the deposits (excluding brokered deposits) and certain liabilities and acquire certain assets of TeamBank, N.A. and Vantus Bank.  In these two transactions we acquired assets with a fair value of approximately $628.2 million (approximately 17.3% of the Company's total consolidated assets at acquisition) and $294.2 million (approximately 8.8% of the Company's total consolidated assets at acquisition), respectively, and assumed liabilities with a fair value of $610.2 million (approximately 16.8% of the Company's total consolidated assets at acquisition) and $440.0 million (approximately 13.2% of the Company's total consolidated assets at acquisition), respectively.  They also resulted in gains of $43.9 million and $45.9 million, respectively, which were included in Noninterest Income in the Company's Consolidated Statement of Income for the year ended December 31, 2009.  Prior to these acquisitions, the Company operated banking centers in Missouri with loan production offices in Arkansas and Kansas.  These acquisitions added 31 banking centers and expanded our footprint to cover five states – Iowa, Kansas, Missouri, Arkansas and Nebraska.  In 2011, the Bank entered into a purchase and assumption agreement including loss sharing with the FDIC to assume all of the deposits and certain liabilities and acquire certain assets of Sun Security Bank, which added locations in southern Missouri and St. Louis.  In this transaction we acquired assets with a fair value of approximately $248.9 million (approximately 8.1% of the Company's total consolidated assets at acquisition) and assumed liabilities with a fair value of $345.8 million (approximately 10.1% of the Company's total consolidated assets at acquisition).  It also resulted in a gain of $16.5 million which was included in Noninterest Income in the Company's Consolidated Statement of Income for the year ended December 31, 2011. In 2012, the Bank entered into a purchase and assumption agreement including loss sharing with the FDIC to assume all of the deposits and certain liabilities and acquire certain assets of Inter Savings Bank, FSB ("InterBank"), which added four locations in the greater Minneapolis, Minnesota area.  In this transaction we acquired assets with a fair value of approximately $364.2 million (approximately 9.4% of the Company's total consolidated assets at acquisition) and assumed liabilities with a fair value of approximately $458.7 million (approximately 11.9% of the Company's total consolidated assets at acquisition).  It also resulted in a gain of $31.3 million which was included in Noninterest Income in the Company's Consolidated Statement of Income for the year ended December 31, 2012.  The acquisition added four banking centers in the Minneapolis metropolitan area.

In 2014, the Bank entered into a purchase and assumption agreement (excluding loss sharing) with the FDIC to assume all of the deposits and certain liabilities and acquire certain assets of Valley Bank ("Valley"), which added five locations in the Quad Cities area of eastern Iowa and six locations in central Iowa, primarily in the Des Moines market area.  In this transaction we acquired assets with a fair value of approximately $378.7 million (approximately 10.0% of the Company's total consolidated assets at acquisition) and assumed liabilities with a fair value of approximately $367.9 million (approximately 9.8% of the Company's total consolidated assets at acquisition).  It also resulted in a gain of $10.8 million which was included in Noninterest Income in the Company's Consolidated Statement of Income for the year ended December 31, 2014.  The acquisition added banking centers in new markets for the Company in eastern Iowa and enhanced our market presence in central Iowa.

Also in 2014, the Bank entered into a purchase and assumption agreement to acquire certain assets and depository accounts from Neosho, Mo.-based Boulevard Bank ("Boulevard"), which added one location in the Neosho, Mo. market, where the Company already had existing operations.  In this transaction we acquired assets (primarily cash and cash equivalents) with a fair value of approximately $92.5 million (approximately 2.6% of the Company's total consolidated assets at acquisition) and assumed liabilities (all deposits and related accrued interest) with a fair value of approximately $93.3 million (approximately 2.6% of the Company's total consolidated assets at acquisition).  This acquisition resulted in recognition of $792,000 of goodwill, which was included in Assets in the Company's Consolidated Statement of Financial Condition for the year ended December 31, 2014.

The Company also opened commercial loan production offices in Dallas, Texas and Tulsa, Oklahoma during 2014.  The primary products offered in these offices are commercial real estate, commercial business and commercial construction loans.

The loss sharing agreements related to the FDIC-assisted transactions in 2009, 2011 and 2012 added to the complexity of our operations by creating the need for new employees and processes to ensure compliance with the loss sharing agreements and the collection of problem assets acquired.  See Note 4 included in Item 8. "Financial Statements and Supplementary Information" for a more detailed discussion of these FDIC-assisted transactions and the loss sharing agreements.

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

Forward-Looking Statements

When used in this Annual Report and in other documents filed or furnished by the Company with the Securities and Exchange Commission (the "SEC"), in the Company's press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "intends" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including, among other things, (i) non-interest expense reductions from Great Southern's banking center consolidations might be less than anticipated and the costs of the consolidation and impairment of the value of the affected premises might be greater than expected; (ii) expected cost savings, synergies and other benefits from the Company's merger and acquisition activities, including but not limited to the recently completed Valley Bank FDIC-assisted transaction, might not be realized within the anticipated time frames or at all, and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, might be greater than expected; (iii) changes in economic conditions, either nationally or in the Company's market areas; (iv) fluctuations in interest rates; (v) the risks of lending and investing activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses; (vi) the possibility of other-than-temporary impairments of securities held in the Company's securities portfolio; (vii) the Company's ability to access cost-effective funding; (viii) fluctuations in real estate values and both residential and commercial real estate market conditions; (ix) demand for loans and deposits in the Company's market areas; (x) legislative or regulatory changes that adversely affect the Company's business, including, without limitation, the Dodd-Frank Wall Street Reform and Consumer Protection Act and its implementing regulations, and the overdraft protection regulations and customers' responses thereto; (xi) monetary and fiscal policies of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board or the FRB") and the U.S. Government and other governmental initiatives affecting the financial services industry; (xii) results of examinations of the Company and Great Southern by their regulators, including the possibility that the regulators may, among other things, require the Company to increase its allowance for loan losses or to write-down assets; (xiii) the uncertainties arising from the Company's participation in the Small Business Lending Fund program, including uncertainties concerning the potential future redemption by us of the U.S. Treasury's preferred stock investment under the program, including the timing of, regulatory approvals for, and conditions placed upon, any such redemption; (xiv) costs and effects of litigation, including settlements and judgments; and (xv) competition. The Company wishes to advise readers that the factors listed above and other risks described from time to time in documents filed or furnished by the Company with the SEC could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

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

Market Areas

During 2014, the Company increased its banking center network from 96 to 108 banking centers.  A net total of 12 offices were added, including 11 net offices from the Valley Bank FDIC-assisted acquisition, one net office from the Neosho, Mo., Boulevard Bank transaction, leased office closures in Lamar, Mo., and Johnston, Iowa, and new banking center openings in Fayetteville, Ark., and Ferguson, Mo.  The Company also relocated a banking center in Ames, Iowa. At the end of 2014, the Company operated 108 full-service banking centers serving more than 163,000 households in six states – Missouri, Arkansas, Iowa, Kansas, Minnesota and Nebraska.

Great Southern's largest concentration of loans and deposits are in the Springfield, Mo., and St. Louis, Mo., market areas. In the last several years, the Company's loan and deposit portfolios have become more diversified because of its participation in five FDIC-assisted acquisitions and organic growth.  The FDIC-assisted acquisitions significantly expanded the Company's geographic footprint, which prior to 2009 was primarily in southwest and central Missouri, by adding operations in Iowa, Kansas, Minnesota and Nebraska. Besides the Springfield and St. Louis market areas, the Company has loan and deposit concentrations in the following market areas: Kansas City, Mo.; Branson, Mo.; Sioux City, Iowa; Des Moines, Iowa; Northwest Arkansas; Omaha, Neb.; Minneapolis, Minn.; and Eastern Iowa in the area known as the "Quad Cities."  Loans and deposits are also generated in banking centers in rural markets in Missouri, Iowa, Kansas and Nebraska.  In addition, the Company has opened commercial loan production offices in Dallas, Tex. and Tulsa, Okla.

As of December 31, 2014, the Company's total loan portfolio balance, excluding acquired loans, was $2.6 billion. Geographically, the loan portfolio consists of loans collateralized by property (real estate and other assets) located in the following regions (including loan balance and percentage of total loans): St. Louis ($525 million, 20%); Springfield ($451 million, 17%); Kansas City ($181 million, 7%); Branson ($117 million, 4%); Northwest Arkansas ($92 million, 4%); other Missouri regions ($288 million, 11%); Tulsa ($80 million, 3%); Dallas ($75 million, 3%); and other states and regions ($827 million, 31%).

The Company's net book balance of its portfolio of loans covered by FDIC loss sharing agreements was $287 million as of December 31, 2014. The FDIC loss sharing agreements, which were a part of two FDIC-assisted transactions completed in 2009, one FDIC-assisted transaction completed in 2011, and one FDIC-assisted transaction completed in 2012, provide the Company at least 80% protection against losses on the loans in this portfolio.  The FDIC loss sharing agreements are subject to limitations on the types of losses covered and the length of time losses are covered and are conditioned upon the Bank complying with its requirements in the agreements with the FDIC.  These limitations are described in detail in Note 4 of the accompanying audited financial statements, see Item 8 "Financial Statements and Supplementary Information". Geographically, the total loan portfolio covered by FDIC loss sharing agreements at December 31, 2014, consists of loans collateralized by property (real estate and other assets) located in the following regions (including gross loan balance and percentage of total loans): Minneapolis ($227 million, 67%); St. Louis ($29 million, 8%); Kansas City ($10 million, 3%); Sioux City, Iowa  ($9 million, 3%); Des Moines, Iowa ($6 million, 2%); other Missouri regions ($28 million, 8%); and other regions ($31 million, 9%).

The Company's net book balance of its portfolio of loans which were previously covered by FDIC loss sharing agreements, but are no longer covered due to the expiration of the non-single-family portion of the agreements, was $50 million as of December 31, 2014. These loans were acquired as part of the two FDIC-assisted transactions completed in 2009.

The Company's net book balance of its portfolio of loans which were acquired in the Valley Bank FDIC-assisted transaction was $122 million as of December 31, 2014. These loans were initially recorded at their fair value on the acquisition date of June 20, 2014.  No loss sharing agreement was included in this transaction.

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

In addition to origination of these loans, the Bank has expanded and enlarged its relationships with smaller banks to purchase participations (at par, generally with no servicing costs) in loans the smaller banks originate but are unable to retain in their portfolios due to capital limitations.  The Bank uses the same underwriting guidelines in evaluating these participations as it does in its direct loan originations. At December 31, 2014, the balance of participation loans purchased and held in the portfolio, excluding those covered by loss sharing agreements, was $93.7 million, or 3.18% of the total loan portfolio. All of these participation loans were performing at December 31, 2014.

One of the principal historical lending activities of Great Southern is the origination of fixed and adjustable-rate conventional residential real estate loans to enable borrowers to purchase or refinance owner-occupied homes. Great Southern originates a variety of conventional, residential real estate mortgage loans, principally in compliance with Freddie Mac and Fannie Mae standards for resale in the secondary market. Great Southern promptly sells most of the fixed-rate residential mortgage loans that it originates.  To date, Great Southern has not experienced difficulties selling these loans in the secondary market and has had minimal requests for repurchase.  Depending on market conditions, the ongoing servicing of these loans is at times retained by Great Southern, but generally servicing is released to the purchaser of the loan. Great Southern retains in its portfolio substantially all of the adjustable-rate mortgage loans that it originates.

Another principal lending activity of Great Southern is the origination of commercial real estate, multi-family and commercial construction loans. Since the early 1990s, commercial real estate, multi-family and commercial construction loans have represented the largest percentage of the loan portfolio.  At December 31, 2014, commercial real estate, multi-family and commercial construction loans, excluding acquired loans, accounted for approximately 29%, 12% and 12%, respectively, of the total portfolio.  Of the portfolio of acquired loans, commercial real estate loans (net of fair value discounts) accounted for approximately 3% of the total portfolio at December 31, 2014.

In addition, Great Southern in recent years has increased its emphasis on the origination of other commercial loans, home equity loans and consumer loans, and is also an issuer of letters of credit.  Letters of credit are contingent obligations and are not included in the Bank's loan portfolio.  See "— Other Commercial Lending," "- Classified Assets," and "Loan Delinquencies and Defaults" below.

The percentage of collateral value Great Southern will loan on real estate and other property varies based on factors including, but not limited to, the type of property and its location and the borrower's credit history. As a general rule, Great Southern will loan up to 95% of the appraised value on one-to four-family residential properties. Typically, private mortgage insurance is required for loan amounts above the 80% level. At December 31, 2014 and 2013, loans secured by second liens on residential properties were $159.8 million, or 5.0%, and $166.8 million, or 6.5%, respectively, of our total loan portfolio.  For commercial real estate and other residential real property loans, Great Southern may loan up to 85% of the appraised value. The origination of loans secured by other property is considered and determined on an individual basis by management with the assistance of any industry guides and other information which may be available.  Collateral values are reappraised or reassessed as loans are renewed or when significant events indicating potential impairment occur.  On a quarterly basis, management reviews impaired loans to determine whether updated appraisals or reassessments are necessary based on loan performance, collateral type and guarantor support.  While not specifically required by our policy, we seek to obtain cross-collateralization of loans to a borrower when it is available and it is most frequently done on commercial loans.

Loan applications are approved at various levels of authority, depending on the type, amount and loan-to-value ratio of the loan. Loan commitments of more than $750,000 (or loans exceeding the Freddie Mac loan limit in the case of fixed-rate, one- to four-family residential loans for resale) must be approved by Great Southern's loan committee. The loan committee is comprised of the Chief Executive Officer of the Bank, the Chief Lending Officer of the Bank (chairman of the committee), and other senior officers of the Bank involved in lending activities.  All loans, regardless of size or type, are required to conform to certain minimum underwriting standards to assure portfolio quality.  These standards and procedures include, but are not limited to, an analysis of the borrower's financial condition, collateral, repayment ability, verification of liquid assets and credit history as required by loan type.  It has been, and continues to be, our practice to verify information from potential borrowers regarding assets, income or payment ability and credit ratings as applicable and as required by the authority approving the loan.  Underwriting standards also include loan-to-value ratios which vary depending on collateral type, debt service coverage ratios or debt payment to income ratios, where applicable, credit histories, use of guaranties and other recommended terms relating to equity requirements, amortization, and maturity.  Generally, deviations from approved underwriting standards can only be allowed when doing so is not in violation of regulations or statutes and when appropriate lending authority is obtained.  The loan committee reviews all new loan originations in excess of lender approval authorities.  For loans originated and held, most lenders have approval authorities of $250,000 or below while nine senior lenders have approval authority of varying amounts up to $1 million.  Lender approval authorities are also subject to loans-to-one borrower limits of $500,000 or below for most lenders and of varying amounts up to $3 million for nine senior lenders.  These standards, as well as our collateral requirements, have not significantly changed in recent years.

In general, state banking laws restrict loans to a single borrower and related entities to no more than 25% of a bank's unimpaired capital and unimpaired surplus, plus an additional 10% if the loan is collateralized by certain readily marketable collateral. (Real estate is not included in the definition of "readily marketable collateral.")  As computed on the basis of the Bank's unimpaired capital and surplus at December 31, 2014, this limit was approximately $102.8 million. See "Government Supervision and Regulation." At December 31, 2014, the Bank was in compliance with the loans-to-one borrower limit. At December 31, 2014, the Bank's largest relationship for purposes of this limit totaled $39.5 million. All loans included in this relationship were current at December 31, 2014.  Our policy does not set a loans-to-one borrower limit that is below the legal limits described; however, we do recognize the need to limit credit risk to any one borrower or group of related borrowers upon consideration of various risk factors.  Extensions of credit to borrowers whose past due loans were charged-off or whose loans are classified as substandard require appropriate lending approval for total credit relationships of $250,000 or less or Loan Committee or Special Assets Committee approval on total credit relationships over $250,000.

Great Southern is permitted under applicable regulations to originate or purchase loans and loan participations secured by real estate located in any part of the United States.  In addition to the market areas where the Company has a presence, the Bank has made or purchased loans, secured primarily by commercial real estate, in other states, primarily Illinois, Florida, Colorado, Wisconsin and Michigan.  At December 31, 2014, loans in these states comprised less than 2% each, respectively, of the total loan portfolio, except for Illinois, which comprised 2.5% of the total loan portfolio.

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

The loans acquired in the four FDIC-assisted transactions completed in 2009 through 2012 are, or were, covered by loss sharing agreements between the FDIC and the Bank which afford the Bank at least 80% protection from potential principal losses.  Because of these loss sharing agreements, the composition of the loans acquired from the former TeamBank, Vantus Bank, Sun Security Bank and InterBank is shown below in tables separate from the legacy Great Southern portfolio. In addition, the composition of the loans acquired from the former Valley Bank, which are not covered by a loss sharing agreement, is shown below in tables separate from the legacy Great Southern portfolio. All of these loan portfolios were initially recorded at their fair values at the acquisition date and are recorded by the Company at their discounted value. The following tables reflect the loan balances excluding discounts.

Legacy Great Southern Loan Portfolio Composition:

	December 31,
	2014		2013		2012		2011		2010
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars In Thousands)
Real Estate Loans:
One- to four- family(1)	$245,180	8.3%	$242,281	10.5%	$256,146	12.7%	$266,694	14.0%	$257,261	15.1%
Other residential	392,415	13.2	325,599	14.2	267,518	13.2	243,743	12.8	207,059	12.2
Commercial(2)	986,936	33.3	822,920	35.8	736,139	36.4	699,607	36.7	599,025	35.2
Residential construction:
One- to four- family	49,631	1.7	47,308	2.1	52,249	2.5	78,900	4.1	106,128	6.2
Other residential	59,664	2.0	32,988	1.4	27,556	1.4	27,826	1.5	10,000	0.6
Commercial	404,683	13.7	236,635	10.3	198,145	9.8	166,749	8.8	163,214	9.6

Total real estate loans	2,138,509	72.2	1,707,731	74.3	1,537,753	76.0	1,483,519	77.9	1,342,687	78.9

Other Loans:
Consumer loans:
Automobile, boat, etc.	400,392	13.5	215,778	9.4	164,748	8.1	135,480	7.1	124,441	7.3
Home equity and improvement	66,275	2.2	58,297	2.5	54,317	2.7	47,395	2.5	47,534	2.8
Other	987	0.1	1,184	0.1	1,585	0.1	1,147	0.1	1,184	0.1
Total consumer loans	467,654	15.8	275,259	12.0	220,650	10.9	184,022	9.7	173,159	10.2

Other commercial loans	354,012	12.0	315,269	13.7	264,631	13.1	236,384	12.4	185,880	10.9

Total other loans	821,666	27.8	590,528	25.7	485,281	24.0	420,406	22.1	359,039	21.1

Total loans	2,960,175	100.0%	2,298,259	100.0%	2,023,034	100.0%	1,903,925	100.0%	1,701,726	100.0%

Less:
Loans in process	323,572		194,544		157,574		103,424		63,108
Deferred fees and discounts	3,276		2,994		2,192		2,726		2,541
Allowance for loan losses	36,300		40,116		40,649		41,232		41,487

Total legacy loans receivable, net	$2,597,027		$2,060,605		$1,822,619		$1,756,543		$1,594,590

(1)	Includes loans held for sale.
(2)
Total commercial real estate loans included industrial revenue bonds of $41.1 million, $42.2 million, $43.8 million, $59.8 million and $64.6 million at December 31, 2014, 2013, 2012, 2011 and 2010, respectively.

Former TeamBank, N.A. Loan Portfolio Composition:

	December 31,
	2014		2013		2012		2011		2010
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars In Thousands)
Real Estate Loans:
Residential
One- to four- family	$12,293	28.0%	$15,050	28.1%	$19,610	22.6%	$25,119	15.1%	$32,645	14.7%
Other residential	1,083	2.5	1,163	2.2	4,520	5.2	6,286	3.8	6,947	3.2
Commercial(1)	21,207	48.3	24,682	46.1	41,471	47.8	89,354	53.8	98,147	44.3
Construction	5,257	12.0	6,996	13.0	12,670	14.7	28,582	17.3	55,594	25.1

Total real estate loans	39,840	90.8	47,891	89.4	78,271	90.3	149,341	90.0	193,333	87.3

Other Loans:
Consumer loans:
Home equity and improvement	3,282	7.5	4,190	7.8	4,989	5.8	5,720	3.4	6,708	3.0
Other	64	0.2	73	0.2	159	0.1	446	0.3	1,029	0.5

Total consumer loans	3,346	7.7	4,263	8.0	5,148	5.9	6,166	3.7	7,737	3.5

Other commercial loans	674	1.5	1,404	2.6	3,243	3.8	10,496	6.3	20,409	9.2

Total other loans	4,020	9.2	5,667	10.6	8,391	9.7	16,662	10.0	28,146	12.7

Total loans(2)	43,860	100.0%	53,558	100.0%	86,662	100.0%	166,003	100.0%	221,479	100.0%

Less:
Loans in process	5		5		5		1,719		2,190
Allowance for loan losses	415		—		—		—		—
Fair value discounts	2,295		3,691		9,042		35,409		74,656

Total Team Bank, N.A. loans receivable, net	$41,145		$49,862		$77,615		$128,875		$144,633
_____________________
(1)
Total commercial real estate loans included industrial revenue bonds of $2.0 million, $2.1 million, $2.3 million, $2.5 million and $3.0 million at December 31, 2014, 2013, 2012, 2011 and 2010, respectively.

(2)	At December 31, 2014, total loans included $28.3 million of non-single-family loans which are no longer covered by the FDIC loss sharing agreement.

Former Vantus Bank Loan Portfolio Composition:

	December 31,
	2014		2013		2012		2011		2010
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars In Thousands)
Real Estate Loans:
Residential
One- to four- family	$13,843	32.8%	$18,999	31.7%	$26,160	24.7%	$38,011	25.4%	$54,492	26.2%
Other residential	2,535	6.0	6,423	10.7	15,434	14.6	18,610	12.5	19,068	9.1
Commercial(1)	11,865	28.2	15,421	25.7	35,431	33.5	48,552	32.5	69,275	33.3
Construction	284	0.7	319	0.5	1,552	1.5	4,613	3.0	10,859	5.2

Total real estate loans	28,527	67.7	41,162	68.6	78,577	74.3	109,786	73.4	153,694	73.8

Other Loans:
Consumer loans:
Student loans	543	1.3	510	0.9	512	0.5	505	0.3	1,276	0.6
Home equity and improvement	5,104	12.1	5,845	9.7	7,270	6.9	8,460	5.7	9,793	4.7
Other	7,196	17.1	10,182	17.0	14,434	13.6	20,756	13.9	28,890	13.9

Total consumer loans	12,843	30.5	16,537	27.6	22,216	21.0	29,721	19.9	39,959	19.2

Other commercial loans	768	1.8	2,315	3.8	4,967	4.7	9,963	6.7	14,510	7.0

Total other loans	13,611	32.3	18,852	31.4	27,183	25.7	39,684	26.6	54,469	26.2

Total loans(2)	42,138	100.0%	60,014	100.0%	105,760	100.0%	149,470	100.0%	208,163	100.0%
Less:
Loans in process	—		3		1,851		255		83
Allowance for loan losses	398		—		—		—		—
Fair value discounts	1,141		2,091		8,426		26,179		47,917

Total Vantus Bank loans receivable, net	$40,599		$57,920		$95,483		$123,036		$160,163
_______________________
(1)
Total commercial real estate loans included industrial revenue bonds of $1.6 million, $1.8 million, $2.0 million, $3.0 million and $5.7 million at December 31, 2014, 2013, 2012, 2011 and 2010, respectively.

(2)	At December 31, 2014, total loans included $23.2 million of non-single-family loans which are no longer covered by the FDIC loss sharing agreement.

Former Sun Security Bank Loan Portfolio Composition:

	December 31,
	2014		2013		2012		2011
	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars In Thousands)
Real Estate Loans:
Residential
One- to four- family	$32,529	54.5%	$41,529	52.8%	$55,422	43.5%	$70,847	32.6%
Other residential	4,972	8.3	5,488	7.0	6,615	5.2	17,714	8.1
Commercial(1)	20,216	33.8	27,426	34.9	45,267	35.5	62,157	28.6
Construction	368	0.6	1,273	1.5	4,471	3.5	34,619	15.9

Total real estate loans	58,085	97.2	75,716	96.2	111,775	87.7	185,337	85.2

Other Loans:
Consumer loans:
Home equity and improvement	364	0.6	425	0.5	1,291	1.0	—	—
Other	67	0.1	433	0.6	904	0.7	3,690	1.7

Total consumer loans	431	0.7	858	1.1	2,195	1.7	3,690	1.7

Other commercial loans	1,276	2.1	2,124	2.7	13,448	10.6	28,522	13.1

Total other loans	1,707	2.8	2,982	3.8	15,643	12.3	32,212	14.8

Total loans	59,792	100.0%	78,698	100.0%	127,418	100.0%	217,549	100.0%

Less:
Loans in process	175		174		485		—
Allowance for loan losses	918		—		—		—
Fair value discounts	7,451		13,681		35,414		72,923

Total Sun Security Bank loans receivable, net	$51,248		$64,843		$91,519		$144,626

______________________
(1)	Total commercial real estate loans included industrial revenue bonds of $207,000, $292,000, $373,000 and $574,000, at December 31, 2014, 2013, 2012 and 2011, respectively.

Former InterBank Loan Portfolio Composition:

	December 31,
	2014		2013		2012
	Amount	%	Amount	%	Amount	%
	(Dollars in Thousands)

Real Estate Loans:
Residential
One- to four- family	$157,770	64.4%	$179,574	63.0%	$215,768	60.5%
Other residential	22,624	9.3	29,517	10.5	45,879	12.9
Commercial(1)	21,821	8.9	27,530	9.8	33,202	9.3
Construction	745	0.3	612	—	134	—

Total real estate loans	202,960	82.9	237,233	83.3	294,983	82.7

Other Loans:
Consumer loans:
Home equity and improvement	41,923	17.1	47,675	16.7	61,752	17.3
Other	32	—	4	—	41	—

Total consumer loans	41,955	17.1	47,679	16.7	61,793	17.3

Other commercial loans	64	—	65	—	70	—

Total other loans	42,019	17.1	47,744	16.7	61,863	17.3

Total loans	244,979	100.0%	284,977	100.0%	356,846	100.0%

Less:
Loans in process	2		2		2
Allowance for loan losses	1		—		—
Fair value discounts	43,147		71,436		97,612

Total InterBank loans receivable, net	$201,829		$213,539		$259,232

Former Valley Bank Loan Portfolio Composition:

	December 31,
	2014
	Amount	%
	(Dollars in Thousands)

Real Estate Loans:
Residential
One- to four- family	$39,664	27.1%
Other residential	22,700	15.5
Commercial(1)	44,170	30.2
Construction	13,670	9.4

Total real estate loans	120,204	82.2

Other Loans:
Consumer loans:
Home equity and improvement	1,763	1.2
Other	1,949	1.3

Total consumer loans	3,712	2.5

Other commercial loans	22,378	15.3

Total other loans	26,090	17.8

Total loans	146,294	100.0%

Less:
Loans in process	449
Allowance for loan losses	403
Fair value discounts	23,863

Total Valley Bank loans receivable, net	$121,579

Through December 31, 2014, gross loan balances (due from the borrower) related to TeamBank were reduced approximately $392.3 million since the transaction date because of $258.6 million of principal repayments, $61.6 million of transfers to foreclosed assets and $72.1 million of charge-downs to customer loan balances.  Gross loan balances (due from the borrower) related to Vantus Bank were reduced approximately $289.4 million since the transaction date because of $243.5 million of principal repayments, $16.5 million of transfers to foreclosed assets and $29.4 million of charge-downs to customer loan balances.  Gross loan balances (due from the borrower) related to Sun Security Bank were reduced approximately $174.8 million since the transaction date because of $117.5 million of principal repayments, $27.7 million of transfers to foreclosed assets and $29.6 million of charge-offs to customer loan balances.  Gross loan balances (due from the borrower) related to InterBank were reduced approximately $148.3 million since the transaction date because of $115.3 million of principal repayments, $12.5 million of transfers to foreclosed assets and $20.5 million of charge-offs to customer loan balances.  Gross loan balances (due from the borrower) related to Valley Bank were reduced approximately $47.3 million since the transaction date because of $42.8 million of principal repayments, $778,000 of transfers to foreclosed assets and $3.7 million of charge-offs to customer loan balances.  Based upon the collectability analyses performed during the acquisitions, we expected certain levels of foreclosures and charge-offs and actual results through December 31, 2014, related to the TeamBank, Vantus Bank, Sun Security Bank, InterBank and Valley Bank portfolios, have been better than our expectations.  As a result, cash flows expected to be received from the acquired loan pools have increased, resulting in adjustments that were made to the related accretable yield which are discussed in Note 4 of the accompanying audited financial statements, included in Item 8 of this Report.

The following tables show the fixed- and adjustable-rate composition of the Bank's loan portfolio at the dates indicated. Amounts shown for TeamBank, Vantus Bank, Sun Security Bank, InterBank and Valley Bank represent unpaid principal balances, before fair value discounts.  The tables are based on information prepared in accordance with generally accepted accounting principles.

Legacy Great Southern Loan Portfolio Composition by Fixed- and Adjustable-Rates:

	December 31,
	2014		2013		2012		2011		2010
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars In Thousands)
Fixed-Rate Loans:
Real Estate Loans
One- to four- family	$102,780	3.5%	$94,566	4.1%	$103,442	5.1%	$127,736	6.7%	$109,703	6.5%
Other residential	273,701	9.2	209,008	9.1	146,661	7.2	129,505	6.8	118,727	7.0
Commercial	453,153	15.3	397,618	17.2	330,196	16.3	321,226	16.9	255,678	15.0
Residential construction:
One- to four- family	17,753	0.6	17,270	0.8	18,024	0.9	28,177	1.4	27,168	1.6
Other residential	9,950	0.3	2,162	0.1	7,716	0.4	1,078	0.1	2,450	0.1
Commercial construction	285,623	9.7	156,142	6.8	126,756	6.3	88,671	4.7	76,383	4.5

Total real estate loans	1,142,960	38.6	876,766	38.1	732,795	36.2	696,393	36.6	590,109	34.7
Consumer	396,412	13.4	215,628	9.4	166,520	8.2	137,045	7.2	126,636	7.4
Other commercial	197,635	6.7	189,899	8.3	131,523	6.5	100,107	5.2	74,206	4.4
Total fixed-rate loans	1,737,007	58.7	1,282,293	55.8	1,030,838	50.9	933,545	49.0	790,951	46.5

Adjustable-Rate Loans:
Real Estate Loans
One- to four- family	142,400	4.8	147,715	6.4	152,704	7.5	138,958	7.3	147,558	8.7
Other residential	118,714	4.0	116,591	5.1	120,857	6.0	114,238	6.0	88,332	5.2
Commercial	533,783	18.0	425,302	18.5	405,943	20.1	378,381	19.9	343,347	20.2
Residential construction:
One- to four- family	31,878	1.1	30,038	1.3	34,225	1.7	50,723	2.6	78,960	4.6
Other residential	49,714	1.7	30,826	1.3	19,840	1.0	26,748	1.4	7,550	0.4
Commercial construction	119,060	4.0	80,493	3.5	71,389	3.5	78,078	4.1	86,831	5.1

Total real estate loans	995,549	33.6	830,965	36.1	804,958	39.8	787,126	41.3	752,578	44.2
Consumer	71,242	2.4	59,631	2.6	54,130	2.7	46,977	2.5	46,523	2.7
Other commercial	156,377	5.3	125,370	5.5	133,108	6.6	136,277	7.2	111,674	6.6
Total adjustable-rate loans	1,223,168	41.3	1,015,966	44.2	992,196	49.1	970,380	51.0	910,775	53.5

Total Loans	2,960,175	100.0%	2,298,259	100.0%	2,023,034	100.0%	1,903,925	100.0%	1,701,726	100.0%
Less:
Loans in process	323,572		194,544		157,574		103,424		63,108
Deferred fees and discounts	3,276		2,994		2,192		2,726		2,541
Allowance for loan losses	36,300		40,116		40,649		41,232		41,487

Total legacy loans receivable, net	$2,597,027		$2,060,605		$1,822,619		$1,756,543		$1,594,590

Former TeamBank, N.A. Loan Portfolio Composition by Fixed- and Adjustable-Rates:

	December 31,
	2014		2013		2012		2011		2010
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars In Thousands)
Fixed-Rate Loans:
Real Estate Loans
One- to four- family	$2,585	5.9%	$3,596	6.7%	$5,420	6.3%	$7,739	4.7%	$11,943	5.4%
Other residential	989	2.3	1,012	1.9	3,902	4.5	5,288	3.2	5,330	2.4
Commercial	5,114	11.7	4,854	9.1	17,125	19.8	53,344	32.1	52,018	23.5
Construction	413	0.9	1,346	2.5	2,637	3.0	14,631	8.8	26,992	12.2

Total real estate loans	9,101	20.8	10,808	20.2	29,084	33.6	81,002	48.8	96,283	43.5
Consumer	41	0.1	73	0.1	159	0.2	444	0.3	1,021	0.5
Other commercial	264	0.5	668	1.3	1,557	1.8	4,897	2.9	9,751	4.4
Total fixed-rate loans	9,406	21.4	11,549	21.6	30,800	35.6	86,343	52.0	107,055	48.4

Adjustable-Rate Loans:
Real Estate Loans
One- to four- family	9,708	22.1	11,454	21.4	14,189	16.4	17,380	10.5	20,702	9.3
Other residential	94	0.2	151	0.3	618	0.7	998	0.6	1,617	0.7
Commercial	16,093	36.6	19,828	37.0	24,346	28.1	36,011	21.7	49,088	22.2
Construction	4,844	11.1	5,650	10.5	10,034	11.5	13,951	8.4	28,602	12.9

Total real estate loans	30,739	70.0	37,083	69.2	49,187	56.7	68,340	41.2	100,009	45.1
Consumer	3,305	7.6	4,190	7.8	4,989	5.8	5,722	3.4	6,716	3.0
Other commercial	410	1.0	736	1.4	1,686	1.9	5,598	3.4	7,699	3.5
Total adjustable-rate loans	34,454	78.6	42,009	78.4	55,862	64.4	79,660	48.0	114,424	51.6

Total Loans	43,860	100.0%	53,558	100.0%	86,662	100.0%	166,003	100.0%	221,479	100.0%
Less:
Loans in process	5		5		5		1,719		2,190
Allowance for loan losses	415		—		—		—		—
Fair value discounts	2,295		3,691		9,042		35,409		74,656

Total loans receivable, net	$41,145		$49,862		$77,615		$128,875		$144,633

Former Vantus Bank Loan Portfolio Composition by Fixed- and Adjustable-Rates:

	December 31,
	2014		2013		2012		2011		2010
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars In Thousands)
Fixed-Rate Loans:
Real Estate Loans
One- to four- family	$6,427	15.2%	$9,204	15.3%	$13,111	12.4%	$22,134	14.8%	$35,384	17.0%
Other residential	1,508	3.6	4,783	8.0	7,542	7.1	6,477	4.3	6,885	3.3
Commercial	3,982	9.4	4,773	8.0	13,136	12.4	22,744	15.2	33,505	16.1
Construction	264	0.7	288	0.5	792	0.7	581	0.4	3,204	1.5

Total real estate loans	12,181	28.9	19,048	31.8	34,581	32.6	51,936	34.7	78,978	37.9
Consumer	7,739	18.4	10,692	17.8	14,941	14.1	21,083	14.1	29,093	2.4
Other commercial	227	0.5	742	1.2	2,097	2.0	3,454	2.3	5,089	14.0
Total fixed-rate loans	20,147	47.8	30,482	50.8	51,619	48.7	76,473	51.1	113,160	54.3

Adjustable-Rate Loans:
Real Estate Loans
One- to four- family	7,416	17.6	9,795	16.3	13,049	12.3	15,876	10.6	19,109	9.2
Other residential	1,027	2.4	1,640	2.7	7,892	7.5	12,133	8.1	12,183	5.9
Commercial	7,883	18.8	10,648	17.7	22,295	21.1	25,808	17.3	35,770	17.2
Construction	20	—	31	0.1	760	0.8	4,031	2.7	7,655	3.7

Total real estate loans	16,346	38.8	22,114	36.8	43,996	41.7	57,848	38.7	74,717	36.0
Consumer	5,104	12.1	5,845	9.7	7,275	6.9	8,639	5.8	10,866	5.2
Other commercial	541	1.3	1,573	2.7	2,870	2.7	6,510	4.4	9,420	4.5
Total adjustable-rate loans	21,991	52.2	29,532	49.2	54,141	51.3	72,997	48.9	95,003	45.7

Total Loans	42,138	100.0%	60,014	100.0%	105,760	100.0%	149,470	100.0%	208,163	100.0%
Less:
Loans in process	—		3		1,851		255		83
Allowance for loan losses	398		—		—		—		—
Fair value discounts	1,141		2,091		8,426		26,179		47,917

Total loans receivable, net	$40,599		$57,920		$95,483		$123,036		$160,163

Former Sun Security Bank Loan Portfolio Composition by Fixed- and Adjustable-Rates:

	December 31,
	2014		2013		2012		2011
	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars In Thousands)
Fixed-Rate Loans:
Real Estate Loans:
One- to four- family	$25,490	42.7%	$33,335	42.4%	$45,667	35.8%	$66,635	30.6%
Other residential	1,063	1.8	1,468	1.9	2,491	2.0	16,790	7.7
Commercial	16,786	28.1	22,171	28.2	36,759	28.8	57,576	26.5
Construction	368	0.6	637	0.7	2,714	2.2	25,191	11.6

Total real estate loans	43,707	73.2	57,611	73.2	87,631	68.8	166,192	76.4
Consumer loans	394	0.7	798	1.0	2,042	1.6	3,690	1.7
Other commercial loans	953	1.6	1,781	2.3	7,875	6.2	20,737	9.5
Total fixed-rate loans	45,054	75.5	60,190	76.5	97,548	76.6	190,619	87.6

Adjustable-Rate Loans:
Real Estate Loans:
One- to four- family	7,039	11.8	8,194	10.4	9,755	7.7	4,212	1.9
Other residential	3,909	6.5	4,020	5.1	4,124	3.2	690	0.3
Commercial	3,430	5.7	5,255	6.7	8,508	6.7	4,816	2.2
Construction	—	—	636	0.8	1,757	1.3	9,427	4.4

Total real estate loans	14,378	24.0	18,105	23.0	24,144	18.9	19,145	8.8
Consumer loans	37	—	60	0.1	153	0.1	—	—
Other commercial loans	323	0.5	343	0.4	5,573	4.4	7,785	3.6
Total adjustable-rate loans	14,738	24.5	18,508	23.5	29,870	23.4	26,930	12.4

Total loans	59,792	100.0%	78,698	100.0%	127,418	100.0%	217,549	100.0%

Less:
Loans in process	175		174		485		—
Allowance for loan losses	918		—		—		—
Fair value discounts	7,451		13,681		35,414		72,923

Total Sun Security Bank loans receivable, net	$51,248		$64,843		$91,519		$144,626

Former InterBank Loan Portfolio Composition by Fixed- and Adjustable-Rates:

	December 31, 2014		December 31, 2013		December 31, 2012
	Amount	%	Amount	%	Amount	%
	(Dollars in Thousands)

Fixed-Rate Loans:
Real Estate Loans
One- to four- family	$65,863	26.9%	$77,181	27.1%	$88,573	24.8%
Other residential	2,187	0.9	3,059	1.1	4,866	1.4
Commercial	1,118	0.5	997	0.3	2,049	0.6
Construction	630	0.2	489	0.2	—	0.0

Total real estate loans	69,798	28.5	81,726	28.7	95,488	26.8
Consumer loans	596	0.2	846	0.3	673	0.2
Other commercial loans	—	0.0	—	0.0	4	0.0

Total fixed-rate loans	70,394	28.7	82,572	29.0	96,165	27.0

Adjustable-Rate Loans:
Real Estate Loans
One- to four- family	91,907	37.5	102,393	35.9	127,195	35.6
Other residential	20,437	8.4	26,458	9.3	41,014	11.5
Commercial	20,703	8.4	26,533	9.3	31,153	8.8
Construction	115	0.1	123	0.1	133	0.0

Total real estate loans	133,162	54.4	155,507	54.6	199,495	55.9
Consumer loans	41,359	16.9	46,833	16.4	61,120	17.1
Other commercial loans	64	0.0	65	0.0	66	0.0

Total adjustable-rate loans	174,585	71.3	202,405	71.0	260,681	73.0

Total loans	244,979	100.0%	284,977	100.0%	356,846	100.0%

Less:
Loans in process	2		2		2
Allowance for loan losses	1		—		—
Fair value discounts	43,147		71,436		97,612

Total InterBank loans receivable, net	$201,829		$213,539		$259,232

Former Valley Bank Loan Portfolio Composition:

	December 31,
	2014
	Amount	%
	(Dollars in Thousands)

Fixed-Rate Loans:
Real Estate Loans:
One- to four- family	$28,304	19.3%
Other residential	18,503	12.6
Commercial	27,055	18.5
Construction	11,093	7.8

Total real estate loans	84,955	58.2
Consumer loans	2,024	1.4
Other commercial loans	10,652	7.3

Total fixed-rate loans	97,631	66.9

Adjustable-Rate Loans:
Real Estate Loans:
One- to four- family	11,360	7.8
Other residential	4,197	2.9
Commercial	17,115	11.7
Construction	2,577	1.6

Total real estate loans	35,249	24.0
Consumer loans	1,688	1.1
Other commercial loans	11,726	8.0

Total adjustable-rate loans	48,663	33.1

Total loans	146,294	100.0%

Less:
Loans in process	449
Allowance for loan losses	403
Fair value discounts	23,863

Total Valley Bank loans receivable, net	$121,579

The following tables present the contractual maturities of loans at December 31, 2014. Amounts shown for TeamBank, Vantus Bank, Sun Security Bank, InterBank and Valley Bank represent unpaid principal balances, before fair value discounts.  The tables are based on information prepared in accordance with generally accepted accounting principles.

Legacy Great Southern Loan Portfolio Composition by Contractual Maturities:

	Less Than One Year	One to Five Years	After Five Years	Total
	(In Thousands)
Real Estate Loans:
Residential
One- to four- family	$25,303	$97,207	$122,670	$245,180
Other residential	91,097	256,145	45,173	392,415
Commercial	174,469	626,888	185,579	986,936
Residential construction:
One- to four- family	38,132	11,003	496	49,631
Other residential	212	50,143	9,309	59,664
Commercial construction	286,272	105,635	12,776	404,683
Total real estate loans	615,485	1,147,021	376,003	2,138,509
Other Loans:
Consumer loans:
Automobile and other	29,985	187,222	184,172	401,379
Home equity and improvement	8,162	15,784	42,329	66,275
Total consumer loans	38,147	203,006	226,501	467,654
Other commercial loans	135,113	127,188	91,711	354,012
Total other loans	173,260	330,194	318,212	821,666
Total legacy loans	$788,745	$1,477,215	$694,215	$2,960,175

As of December 31, 2014, loans due after December 31, 2015 with fixed interest rates totaled $1.23 billion and loans due after December 31, 2015 with adjustable rates totaled $939.6 million.

Former TeamBank N.A. Loan Portfolio Composition by Contractual Maturities:

	Less Than One Year	One to Five Years	After Five Years	Total
	(In Thousands)
Real Estate Loans:
Residential
One- to four- family	$777	$1,657	$9,859	$12,293
Other residential	2	1,081	—	1,083
Commercial	1,001	5,860	14,346	21,207
Construction	345	3,890	1,022	5,257
Total real estate loans	2,125	12,488	25,227	39,840
Other Loans:
Consumer loans:
Home equity and improvement	539	2,743	—	3,282
Automobile and other	3	61	—	64
Total consumer loans	542	2,804	—	3,346
Other commercial loans	451	180	43	674
Total other loans	993	2,984	43	4,020
Total loans	$3,118	$15,472	$25,270	$43,860

As of December 31, 2014, loans due after December 31, 2015 with fixed interest rates totaled $7.5 million and loans due after December 31, 2015 with adjustable rates totaled $33.2 million.

Former Vantus Bank Loan Portfolio Composition by Contractual Maturities:

	Less Than One Year	One to Five Years	After Five Years	Total
	(In Thousands)
Real Estate Loans:
Residential
One- to four- family	$1,310	$3,662	$8,871	$13,843
Other residential	901	607	1,027	2,535
Commercial	1,210	3,196	7,459	11,865
Construction	9	209	66	284
Total real estate loans	3,430	7,674	17,423	28,527
Other Loans:
Consumer loans:
Student loans	543	—	—	543
Home equity and improvement	—	105	4,999	5,104
Automobile and other	64	1,710	5,422	7,196
Total consumer loans	607	1,815	10,421	12,843
Other commercial loans	171	597	—	768
Total other loans	778	2,412	10,421	13,611
Total loans	$4,208	$10,086	$27,844	$42,138

As of December 31, 2014, loans due after December 31, 2015 with fixed interest rates totaled $16.1 million and loans due after December 31, 2015 with adjustable rates totaled $21.8 million.

Former Sun Security Bank Loan Portfolio Composition by Contractual Maturities:

	Less Than One Year	One to Five Years	After Five Years	Total
	(In Thousands)
Real Estate Loans:
Residential
One- to four- family	$4,408	$14,612	$13,509	$32,529
Other residential	3,335	1,637	—	4,972
Commercial	13,444	5,159	1,613	20,216
Construction	270	72	26	368
Total real estate loans	21,457	21,480	15,148	58,085
Other Loans:
Consumer loans:
Home equity and improvement	335	29	—	364
Automobile and other	23	33	11	67
Total consumer loans	358	62	11	431
Other commercial loans	848	428	—	1,276
Total other loans	1,206	490	11	1,707
Total loans	$22,663	$21,970	$15,159	$59,792

As of December 31, 2014, loans due after December 31, 2015 with fixed interest rates totaled $26.9 million and loans due after December 31, 2015 with adjustable rates totaled $10.2 million.

Former InterBank Loan Portfolio Composition by Contractual Maturities:

	Less Than One Year	One to Five Years	After Five Years	Total
	(In Thousands)
Real Estate Loans:
Residential
One- to four- family	$3,815	$21,333	$132,622	$157,770
Other residential	14,184	8,398	42	22,624
Commercial	7,904	13,917	—	21,821
Construction	368	262	115	745
Total real estate loans	26,271	43,910	132,779	202,960
Other Loans:
Consumer loans:
Home equity and improvement	780	10,962	30,181	41,923
Automobile and other	—	1	31	32
Total consumer loans	780	10,963	30,212	41,955
Other commercial loans	—	—	64	64
Total other loans	780	10,963	30,276	42,019
Total loans	$27,051	$54,873	$163,055	$244,979

As of December 31, 2014, loans due after December 31, 2015 with fixed interest rates totaled $64.8 million and loans due after December 31, 2015 with adjustable rates totaled $153.2 million.

Former Valley Bank Loan Portfolio Composition by Contractual Maturities:

	Less Than One Year	One to Five Years	After Five Years	Total
	(In Thousands)
Real Estate Loans:
Residential
One- to four- family	$10,427	$18,137	$11,100	$39,664
Other residential	5,698	4,392	12,610	22,700
Commercial	11,021	29,732	3,417	44,170
Construction	10,293	3,377	—	13,670
Total real estate loans	37,439	55,638	27,127	120,204
Other Loans:
Consumer loans:
Home equity and improvement	259	—	1,504	1,763
Automobile and other	162	889	898	1,949
Total consumer loans	421	889	2,402	3,712
Other commercial loans	11,435	10,504	439	22,378
Total other loans	11,856	11,393	2,841	26,090
Total loans	$49,295	$67,031	$29,968	$146,294

As of December 31, 2014, loans due after December 31, 2015 with fixed interest rates totaled $62.3 million and loans due after December 31, 2015 with adjustable rates totaled $34.7 million.

At December 31, 2014, $159.8 million, or 5.0%, of total loans were secured by junior lien mortgages and $13.2 million, or 4.1% of residential real estate loans, were interest only residential real estate loans.  At December 31, 2013, $166.8 million, or 6.5%, of total loans were secured by junior lien mortgages and $14.2 million, or 4.3% of residential real estate loans, were interest only residential real estate loans.  While high loan-to-value ratio mortgage loans are occasionally originated and held, they are typically either considered low risk based on analyses performed or are required to have private mortgage insurance.  The Company does not originate or hold option ARM loans or significant amounts of loans with initial teaser rates or subprime loans in its residential real estate portfolio.

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

In response to the economic recession that began in 2008, the composition of the Bank's loan portfolio has changed over the past six years; construction and land development loan types were limited to reduce the risk, commercial real estate loan types were stabilized and emphasis was placed on increasing our multi-family, commercial business and consumer loan portfolios.

Environmental Issues

Loans secured by real property, whether commercial, residential or other, may have a material, negative effect on the financial position and results of operations of the lender if the collateral is environmentally contaminated. The result can be, but is not necessarily limited to, liability for the cost of cleaning up the contamination imposed on the lender by certain federal and state laws, a reduction in the borrower's ability to pay because of the liability imposed upon it for any clean-up costs, a reduction in the value of the collateral because of the presence of contamination or a subordination of security interests in the collateral to a super priority lien securing the cleanup costs by certain state laws.

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

Residential Real Estate Lending

At December 31, 2014 and 2013, loans secured by residential real estate, excluding that which is under construction and excluding all acquired loans, totaled $638 million and $568 million, respectively, and represented approximately 18.7% and 21.2%, respectively, of the Bank's total loan portfolio.  At December 31, 2014 and 2013, covered and non-covered acquired loans (net of fair value discounts) secured by residential real estate totaled $270 million and $241 million, respectively, and represented approximately 7.9% and 9.0%, respectively, of the Bank's total loan portfolio.  The Bank's legacy one- to four-family residential real estate loan portfolio increased slightly during 2014. Overall, mortgage rates remained historically low throughout 2014, consistent with the past few years.  One-to four-family residential real estate loans increased significantly in 2012 with the FDIC-assisted acquisition of InterBank and in 2014 with the FDIC-assisted acquisition of Valley Bank.  Since 2010, other residential real estate loan balances continued to increase as there was less competition to finance these projects by non-bank entities and the Bank has emphasized this type of loan.  The Bank's legacy multi-family residential real estate loan portfolio grew by about 20% in 2014.  In 2013, the Bank acquired a portfolio of multi-family loans totaling $86 million.

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

The Bank's portfolio of adjustable-rate mortgage loans also includes a number of loans with different adjustment periods, without limitations on periodic rate increases and rate increases over the life of the loans, or which are tied to other short-term market indices. These loans were originated prior to the industry standardization of adjustable-rate loans. Since the adjustable-rate mortgage loans currently held in the Bank's portfolio have not been subject to an interest rate environment which causes them to adjust to the maximum, these loans entail unquantifiable risks resulting from potential increased payment obligations on the borrower as a result of upward repricing. Many of these loans experienced upward interest rate adjustments in 2006 and 2008; however, the indices used by Great Southern for these types of loans have decreased since 2009.  Compared to fixed-rate mortgage loans, these loans are subject to increased risk of delinquency or default if a higher, fully-indexed rate of interest subsequently comes into effect in replacement of a lower rate currently in effect.  Prior to 2009, the Bank did not experience a significant increase in delinquencies in adjustable-rate mortgage loans due to a relatively low interest rate environment and favorable economic conditions.  However, from 2009 through 2012, delinquencies on mortgage loans generally increased.  In 2013 and 2014, these delinquencies have trended lower.

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

Commercial Real Estate and Construction Lending

Commercial real estate lending has been a significant part of Great Southern's business activities since the mid-1980s.  Great Southern does commercial real estate lending in order to increase the potential yield on, and the proportion of interest rate sensitive loans in, its portfolio.  At December 31, 2008, commercial real estate loans and commercial construction loans each made up about one fourth of the total loan portfolio.  The economic recession that began in 2008 resulted in reduced activity in the market caused by the downturn in the economy and reduced real estate values. In response, Great Southern began limiting residential and commercial land development lending to reduce the risk in the portfolio and began originating an increased amount of commercial real estate loans.  Since December 31, 2008, the commercial land development construction loan portfolio has decreased significantly and, overall, commercial real estate loans have trended upward.  The increase in commercial real estate loans in 2013 and 2014 indicates some economic improvement with increased investor activity in sales, purchases and refinancing of these types of properties.  Both commercial real estate occupancy and rental rates show improvement in the Bank's market areas.  Excluding acquired loans, over the last three years, commercial real estate loans made up approximately 33-37% of the total loan portfolio while commercial construction loans were 9-14%.  Great Southern expects to continue to limit lending on land development loans in 2015 with increases in commercial construction and commercial real estate anticipated as the economy continues to improve.  See "Government Supervision and Regulation" below.

At December 31, 2014 and 2013, loans secured by commercial real estate, excluding that which is under construction and excluding all acquired loans, totaled $987 million and $823 million, respectively, or approximately 28.9% and 30.7%, respectively, of the Bank's total loan portfolio.  At December 31, 2014 and 2013, covered and non-covered acquired loans (net of fair value discounts) secured by commercial real estate totaled $108 million and $85 million, respectively, and represented approximately 3.2% and 3.2%, respectively, of the Bank's total loan portfolio.  In addition, at December 31, 2014 and 2013, construction loans, excluding all acquired loans, secured by projects under construction and the land on which the projects are located aggregated $514 million and $317 million, respectively, or 15.0% and 11.8%, respectively, of the Bank's total loan portfolio.  At December 31, 2014 and 2013, covered and non-covered acquired construction loans (net of fair value discounts) totaled $15 million and $8 million, respectively, and represented approximately 0.5% and 0.3%, respectively, of the Bank's total loan portfolio.  A majority of the Bank's commercial real estate loans have been originated with adjustable rates of interest, most of which are tied to the national prime rate, or fixed rates of interest with short-term maturities. A large majority of the Bank's commercial real estate loans (both fixed and adjustable) mature in five years or less.  Substantially all of these loans were originated with loan commitments which did not exceed 80% of the appraised value of the properties securing the loans.

The Bank's construction loans generally have a term of eighteen months or less.  The construction loan agreements for one- to four-family projects generally require principal reductions as individual condominium units or single-family houses are built and sold to a third party.  This insures that the remaining loan balance, as a proportion to the value of the remaining security, does not increase, assuming that the value of the remaining security does not decrease.  Loan proceeds are disbursed in increments as construction progresses.  Generally, the amount of each disbursement is based on the construction cost estimate with inspections of the project performed in connection with each disbursement request.  Normally, Great Southern's commercial real estate and other residential construction loans are made either as the initial stage of a combination loan (i.e., with a commitment from the Bank to provide permanent financing upon completion of the project) or with a commitment from a third party to provide permanent financing.

The Bank's commercial real estate and construction loan portfolios consist of loans with diverse collateral types.  The following table sets forth loans that were secured by certain types of collateral at December 31, 2014, excluding covered and non-covered FDIC-assisted acquired loans.  These collateral types represent the five highest percentage concentrations of commercial real estate and construction loan types in the loan portfolio.

Collateral Type	Loan Balance	Percentage of Total Loan Portfolio	Non-Performing Loans at December 31, 2014
	(Dollars In Thousands)

Retail (Varied Projects)	$373,785	12.7%	$ 0
Office Industry	$188,285	6.4%	$2,034
Health Care Facilities	$128,116	4.4%	$ 0
Warehouses	$116,163	3.9%	$ 0
Motels/Hotels	$107,659	3.7%	$ 0

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

The Company executes interest rate swaps with certain commercial banking customers to facilitate their respective risk management strategies.  The Company began offering this service during 2011.  Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions.  As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  As of December 31, 2014, the Company had 28 interest rate swaps totaling $125.1 million in notional amount with commercial customers, and 28 interest rate swaps with the same notional amount with third parties related to this program.  As of December 31, 2013, the Company had 24 interest rate swaps totaling $114.0 million in notional amount with commercial customers, and 24 interest rate swaps with the same notional amount with third parties related to this program.  During the years ended December 31, 2014 and 2013, the Company recognized a net loss of $345,000 and a net gain of $295,000, respectively, in noninterest income related to changes in the fair value of these swaps.
Other Commercial Lending

At December 31, 2014 and 2013, Great Southern had $354 million and $315 million, respectively, in other commercial loans outstanding, excluding loans covered by loss sharing agreements, or 10.4% and 11.7%, respectively, of the Bank's total loan portfolio. At December 31, 2014 and 2013, covered and non-covered acquired other commercial loans (net of fair value discounts) totaled $18 million and $5 million, respectively, and represented approximately 0.5% and 0.2%, respectively, of the Bank's total loan portfolio. Great Southern's other commercial lending activities encompass loans with a variety of purposes and security, including loans to finance accounts receivable, inventory and equipment.

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

The Bank's management recognizes the generally increased risks associated with other commercial lending. Great Southern's commercial lending policy emphasizes complete credit file documentation and analysis of the borrower's character, capacity to repay the loan, the adequacy of the borrower's capital and collateral as well as an evaluation of the industry conditions affecting the borrower. Review of the borrower's past, present and future cash flows is also an important aspect of Great Southern's credit analysis. In addition, the Bank generally obtains personal guarantees from the borrowers on these types of loans. Historically, the majority of Great Southern's commercial loans have been to borrowers in southwestern and central Missouri and the St. Louis, Mo. area.  With the acquisitions in 2009, 2011, 2012 and 2014, geographic concentrations for commercial loans expanded to include the greater Kansas City, Mo. area, several areas in Iowa, and the Minneapolis-St. Paul, Minn. area.  Great Southern has continued its commercial lending in all of these geographic areas.  In addition, Great Southern opened commercial loan production offices in Tulsa, Okla. and Dallas, Texas during 2014, with several loans originated on projects in the Dallas and Tulsa markets.

As part of its commercial lending activities, Great Southern issues letters of credit and receives fees averaging approximately 1% of the amount of the letter of credit per year. At December 31, 2014, Great Southern had 114 letters of credit outstanding in the aggregate amount of $24.2 million. Approximately 37% of the aggregate amount of these letters of credit was secured, including one $2.5 million letter of credit secured by real estate which was issued to enhance the issuance of housing revenue refunding bonds and was current.

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

Great Southern offers a variety of secured consumer loans, including automobile loans, boat loans, home equity loans and loans secured by savings deposits. In addition, Great Southern also offers home improvement loans and unsecured consumer loans. Consumer loans, excluding those covered by loss sharing agreements, totaled $468 million and $275 million at December 31, 2014 and 2013, respectively, or 13.7% and 10.3%, respectively, of the Bank's total loan portfolio.  At December 31, 2014 and 2013, covered and non-covered acquired consumer loans (net of fair value discounts) totaled $48 million and $47 million, respectively, and represented approximately 1.4% and 1.8%, respectively, of the Bank's total loan portfolio.

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

Beginning in 1998, the Bank implemented indirect lending relationships, primarily with automobile dealerships.  Through these dealer relationships, the dealer completes the application with the consumer and then submits it to the Bank for credit approval.  While the Bank's initial concentrated effort was on automobiles, the program has evolved for use with other tangible products where financing of the product is provided through the seller, including boats and manufactured homes.  At December 31, 2014 and 2013, the Bank had $409 million and $226 million, respectively, of auto, boat, modular home and recreational vehicle loans in its portfolio, including acquired loans totaling $9 million and $11 million, respectively.

Indirect consumer loans increased significantly in 2014 due to an increased number of lending relationships with automobile dealerships in our market areas and were $319.7 million at December 31, 2014.  The total indirect consumer loans at December 31, 2014 was made up of the following types of loans:  $214.0 million of used auto loans, $49.1 million of manufactured home loans, $45.5 million of new auto loans, $9.7 million of new boat loans, and various other loans including loans for RVs, used boats, ATVs and motorcycles.

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

Over the years, a number of banks, both locally and regionally, have sought to diversify the risk in their portfolios. In order to take advantage of this situation, Great Southern purchases participations in commercial real estate, commercial construction and other commercial loans. Great Southern subjects these loans to its normal underwriting standards used for originated loans and rejects any credits that do not meet those guidelines. The originating bank retains the servicing of these loans. Excluding those loans acquired and covered by loss sharing agreements with the FDIC, the Bank purchased $29.1 million and $26.8 million of these loans in the fiscal years ended December 31, 2014 and 2013, respectively. Of the total $93.7 million of purchased participation loans outstanding at December 31, 2014, $5.4 million was purchased from one institution, secured by one property located in Minnesota. None of the loans in this relationship were non-performing at December 31, 2014. At December 31, 2014 and 2013, loans which were covered by loss sharing agreements with the FDIC included purchased and participation loans of $-0- and $8.1 million, respectively.  At December 31, 2014, loans which were previously covered by loss sharing agreements with the FDIC but are no longer covered included purchased and participation loans of $5.9 million.  At December 31, 2014, acquired non-covered loans included purchased and participation loans of $6.2 million.  These amounts represent the undiscounted balance of these loans.

In October 2013, the Bank purchased $86.1 million of multi-family residential loans, which were auctioned by an unrelated FDIC-insured financial institution.  The Bank paid $87.9 million for the loans, which resulted in a 2.125% premium over the principal balances of the portfolio.  This purchased loan portfolio totaled $70.0 million and $83.4 million at December 31, 2014 and 2013, respectively.  There were no loans from this purchased loan portfolio included in non-performing loans at December 31, 2014.

In August 2014, the Bank purchased $21.1 million of commercial real estate loans (primarily retail projects with single tenants), which were auctioned by an unrelated FDIC-insured financial institution.  The Bank paid $21.3 million for the loans, which resulted in a 1.15% premium over the principal balances of the portfolio.  This purchased loan portfolio totaled $20.7 million at December 31, 2014.
There were no loans from this purchased loan portfolio included in non-performing loans at December 31, 2014.

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

The Bank sold one- to four-family whole real estate loans and loan participations in aggregate amounts of $152.5 million, $210.8 million and $263.3 million during fiscal 2014, 2013, and 2012, respectively. Sales of whole real estate loans and participations in real estate loans can be beneficial to the Bank since these sales generally generate income at the time of sale, produce future servicing income on loans where servicing is retained, provide funds for additional lending and other investments, and increase liquidity.

Gains, losses and transfer fees on sales of loans and loan participations are recognized at the time of the sale. When real estate loans and loan participations sold have an average contractual interest rate that differs from the agreed upon yield to the purchaser (less the agreed upon servicing fee), resulting gains or losses are recognized in an amount equal to the present value of the differential over the estimated remaining life of the loans. Any resulting discount or premium is accreted or amortized over the same estimated life using a method approximating the level yield interest method. When real estate loans and loan participations are sold with servicing released, as the Bank primarily does, an additional fee is received for the servicing rights. Net gains and transfer fees on sales of loans for fiscal 2014, 2013 and 2012 were $4.1 million, $4.9 million and $5.5 million, respectively.  These gains were from the sale of fixed-rate residential loans.

The Bank serviced loans owned by others totaling approximately $266.4 million and $166.2 million at December 31, 2014 and 2013, respectively. Of the total loans serviced at December 31, 2014, $150.0 million related to commercial real estate, commercial business and construction loans, portions of which were sold to other parties.  The remaining $116.4 million of loans serviced for others related to one- to four-family real estate loans which the Bank had originated and sold, but retained the obligation to service, or had acquired the servicing through various FDIC-assisted transactions.  The servicing of these loans generated fees (net of amortization of the servicing rights) to the Bank for the years ended December 31, 2014, 2013 and 2012, of $253,000, $350,000 and $132,000, respectively.

In addition to interest earned on loans and loan origination fees, the Bank receives fees for loan commitments, letters of credit, prepayments, modifications, late payments, transfers of loans due to changes of property ownership and other miscellaneous services. The fees vary from time to time, generally depending on the supply of funds and other competitive conditions in the market. Fees from prepayments, commitments, letters of credit and late payments totaled $1.6 million, $1.5 million and $1.2 million for the years ended December 31, 2014, 2013 and 2012, respectively. Loan origination fees, net of related costs, are accounted for in accordance with

FASB ASC 310-20, Receivables – Nonrefundable Fees and Other Costs. Loan fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized in interest income using the level-yield method over the contractual life of the loan. For further discussion of this matter, see Note 1 of the accompanying audited financial statements, included in Item 8 of this Report.

Loan Delinquencies and Defaults

For legacy loans, when a borrower fails to make a required payment on a loan, the Bank attempts to cause the delinquency to be cured by contacting the borrower. In the case of loans secured by residential real estate, a late notice is sent 15 days after the due date. If the delinquency is not cured by the 30th day, a delinquent notice is sent to the borrower.

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

Delinquent commercial business loans and loans secured by commercial real estate are initially handled by the loan officer in charge of the loan, who is responsible for contacting the borrower. The President and Chief Lending Officer also work with the commercial loan officers to see that necessary steps are taken to collect delinquent loans. In addition, the Bank has a Problem Loan Committee which meets at least quarterly and reviews all classified assets, as well as other loans which management feels may present possible collection problems. If an acceptable workout of a delinquent commercial loan cannot be agreed upon, the Bank may initiate foreclosure proceedings on any collateral securing the loan. However, in all cases, whether a commercial or other loan, the prevailing circumstances may be such that management may determine it is in the best interest of the Bank not to foreclose on the collateral.

These processes are generally the same for loans covered by loss sharing agreements.

The following tables set forth our loans by aging category:

	December 31, 2014
										Total Loans
	30-59 Days Past Due		60-89 Days Past Due		Over 90 Days		Total Past Due		Current	Receivable
	#	Amount	#	Amount	#	Amount	#	Amount	Amount	Amount
	(Dollars In Thousands)
One- to four-family residential construction	—	$—	—	$—	—	$—	—	$—	$40,361	$40,361
Subdivision construction	1	109	—	—	—	—	1	109	28,484	28,593
Land development	1	110	—	—	2	255	3	365	51,731	52,096
Commercial construction	—	—	—	—	—	—	—	—	392,929	392,929
Owner occupied one- to four-family residential	24	2,037	4	441	19	1,029	47	3,507	84,042	87,549
Non-owner occupied one- to four-family residential	8	583	—	—	3	296	11	879	142,172	143,051
Commercial real estate	6	6,887	—	—	9	4,699	15	11,586	934,290	945,876
Other residential	—	—	—	—	—	—	—	—	392,414	392,414
Commercial business	1	59	—	—	8	411	9	470	353,542	354,012
Industrial revenue bonds	—	—	—	—	—	—	—	—	41,061	41,061
Consumer auto	196	1,801	31	244	47	316	274	2,361	320,992	323,353
Consumer other	52	1,301	9	260	27	801	88	2,362	75,667	78,029
Home equity lines of credit	5	89	—	—	15	340	20	429	65,843	66,272
Acquired FDIC-covered loans, net of discounts	81	6,236	18	1,062	142	16,419	241	23,717	262,891	286,608
Acquired loans no longer covered by FDIC loss sharing agreements, net of discounts	7	754	2	46	6	243	15	1,043	48,902	49,945
Acquired non-covered loans, net of discounts	26	2,638	11	640	60	11,248	97	14,526	107,456	121,982
	408	22,604	75	2,693	338	36,057	821	61,354	3,342,777	3,404,131
Less FDIC-supported loans and acquired non-covered loans, net of discounts	114	9,628	31	1,748	208	27,910	353	39,286	419,249	458,535

Total	294	$12,976	44	$945	130	$8,147	468	$22,068	$2,923,528	$2,945,596

	December 31, 2013
										Total Loans
	30-59 Days Past Due		60-89 Days Past Due		Over 90 Days		Total Past Due		Current	Receivable
	#	Amount	#	Amount	#	Amount	#	Amount	Amount	Amount
	(Dollars In Thousands)
One- to four-family residential construction	—	$—	—	$—	—	$—	—	$—	$34,662	$34,662
Subdivision construction	—	—	—	—	2	871	2	871	39,538	40,409
Land development	3	145	1	38	5	338	9	521	57,320	57,841
Commercial construction	—	—	—	—	—	—	—	—	184,019	184,019
Owner occupied one- to four-family residential	14	1,233	3	344	30	3,014	47	4,591	84,542	89,133
Non-owner occupied one- to four-family residential	13	1,562	1	171	9	843	23	2,576	143,332	145,908
Commercial real estate	12	2,856	1	131	5	6,205	18	9,192	771,498	780,690
Other residential	—	—	—	—	—	—	—	—	325,599	325,599
Commercial business	2	17	1	19	9	5,208	12	5,244	310,025	315,269
Industrial revenue bonds	—	—	—	—	1	2,023	1	2,023	40,207	42,230
Consumer auto	130	955	19	127	27	168	176	1,250	133,467	134,717
Consumer other	66	1,258	15	333	20	732	101	2,323	79,937	82,260
Home equity lines of credit	8	168	1	16	19	504	28	688	57,595	58,283
Acquired FDIC-covered loans, net of discounts	94	7,623	26	1,849	207	24,761	327	34,233	351,931	386,164
Acquired loans no longer covered by FDIC loss sharing agreements, net of discounts	—	—	—	—	—	—	—	—	—	—
Acquired non-covered loans, net of discounts	—	—	—	—	—	—	—	—	—	—
	342	15,817	68	3,028	334	44,667	744	63,512	2,613,672	2,677,184
Less FDIC-supported loans, net of discounts	94	7,623	26	1,849	207	24,761	327	34,233	351,931	386,164

Total	248	$8,194	42	$1,179	127	$19,906	417	$29,279	$2,261,741	$2,291,020

Classified Assets

Federal regulations provide for the classification of loans and other assets such as debt and equity securities considered to be of lesser quality as "substandard," "doubtful" or "loss" assets. The regulations require insured institutions to classify their own assets and to establish prudent specific allocations for losses from assets classified "substandard" or "doubtful." "Substandard" assets include those characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.  Assets classified as "doubtful," have all the weaknesses inherent in those classified as "substandard" with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.  For the portion of assets classified as "loss," an institution is required to either establish specific allowances of 100% of the amount classified or charge such amount off its books. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess a potential weakness (referred to as "special mention" assets), are required to be listed on the Bank's watch list and monitored for further deterioration. In addition, a bank's regulators may require the establishment of a general allowance for losses based on the general quality of the asset portfolio of the bank. Following are the total classified assets at December 31, 2014 and 2013, per the Bank's internal asset classification list, excluding assets acquired through FDIC-assisted transactions which are covered by loss sharing agreements. The allowances for loan losses reflected below are the portions of the Bank's total allowances for loan losses relating to these classified loans.  There were no significant off-balance sheet items classified at December 31, 2014 and 2013.

	December 31, 2014
Asset Category	Substandard	Doubtful	Loss	Total Classified	Allowance for Losses
	(In Thousands)

Investment securities	$—	$—	$—	$—	$—
Loans	34,280	—	—	34,280	5,142
Foreclosed assets	35,541	—	—	35,541	—
Total	$69,821	$—	$—	$69,821	$5,142
	December 31, 2013
Asset Category	Substandard	Doubtful	Loss	Total Classified	Allowance for Losses
	(In Thousands)

Investment securities	$—	$—	$—	$—	$—
Loans	46,273	2,398	—	48,671	7,444
Foreclosed assets	42,145	—	—	42,145	—
Total	$88,418	$2,398	$—	$90,816	$7,444

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

Former TeamBank, Vantus Bank, Sun Security Bank and InterBank non-performing assets, including foreclosed assets, are not included in the totals of non-performing assets below due to the respective loss sharing agreements with the FDIC, which substantially cover principal losses that may be incurred in these portfolios for the applicable terms under the agreements.  At December 31, 2014, there were no material non-performing assets that were previously covered, and are now not covered, under the TeamBank or Vantus Bank non-single-family loss sharing agreements.  In addition, these TeamBank, Vantus Bank, Sun Security Bank and InterBank assets were initially recorded at their estimated fair values as of their acquisition dates of March 20, 2009, September 4, 2009, October 7, 2011, and April 27, 2012, respectively.  The overall performance of the FDIC-covered loan pools acquired in 2009, 2011 and 2012 has been better than original expectations as of the acquisition dates.  Former Valley Bank loans are also excluded from the totals of non-performing assets below, although they are not covered by a loss sharing agreement.  As in the previous FDIC-assisted acquisitions, former Valley Bank loans are accounted for in pools and were recorded at their fair value at the time of the acquisition as of June 20, 2014; therefore, these loan pools are analyzed rather than the individual loans.

The loss sharing agreement for the non-single-family portion of the loans acquired in the TeamBank transaction ended on March 31, 2014.  Any additional losses in that non-single-family portfolio will not be eligible for loss sharing coverage. At this time, the Company does not expect any material losses in this non-single-family loan portfolio, which totaled $28.3 million at December 31, 2014.

The loss sharing agreement for the non-single-family portion of the loans acquired in the Vantus Bank transaction ended on September 30, 2014.  Any additional losses in that non-single-family portfolio will not be eligible for loss sharing coverage.  At this time, the Company does not expect any material losses in this non-single-family loan portfolio, which totaled $23.2 million, at December 31, 2014.

	December 31,
	2014		2013		2012		2011		2010
	(In Thousands)

Non-accruing loans:
One- to four-family residential	$1,155		$3,506		$4,020		$7,273		$5,555
One- to four-family construction	—		—		—		186		578
Other residential	—		—		—		—		4,203
Commercial real estate	4,512	(1)	6,205	(2)	8,324	(3)	6,204	(4)	6,074	(5)
Other commercial	411		7,231	(6)	6,249	(7)	3,472		3,832
Commercial construction	255		1,209		2,474		9,316	(8)	7,528	(9)
Consumer	1,038		1,147		699		640		1,063

Total gross non-accruing loans	7,371		19,298		21,766		27,091		28,833

Loans over 90 days delinquent still accruing interest:
One- to four-family residential	170		351		237		40		—
Commercial real estate	187		—		—		—		—
Other commercial	—		—		—		—		—
Commercial construction	—		—		—		—		—
Consumer	419		257		475		366		587
Total loans over 90 days delinquent still accruing interest	776		608		712		406		587

Other impaired loans	—		—		—		—		—

Total gross non-performing loans	8,147		19,906		22,478		27,497		29,420

Foreclosed assets:
One- to four-family residential	3,353		744		1,200		1,849		2,896
One- to four-family construction	223		600		627		1,630		2,510
Other residential	2,625		5,900		7,232		7,853		4,178
Commercial real estate	1,632		3,135		2,738		2,290		4,565
Commercial construction	27,025		30,972		37,716		31,954		34,433
Other commercial	59		79		160		85		—

Total foreclosed assets	34,917		41,430		49,673		45,661		48,582

Repossessions	624		715		471		1,211		318

Total gross non-performing assets	$43,688		$62,051		$72,622		$74,369		$78,320
Total gross non-performing assets as a percentage of average total assets		1.14%	1.64%		1.81%		2.13%		2.30%
________________________
(1)	The largest two relationships in this category were $2.0 million and $1.9 million, respectively, at December 31, 2014.
(2)	One relationship was $4.1 million of this total at December 31, 2013.
(3)	One relationship was $3.7 million of this total at December 31, 2012.
(4)	The largest loan in this category had a balance of $2.5 million at December 31, 2011.
(5)	The largest two loans in this category were $1.4 million and $1.0 million, respectively, at December 31, 2010.
(6)	One relationship was $2.7 million of this total at December 31, 2013.
(7)	One relationship was $2.6 million of this total at December 31, 2012.
(8)	One relationship was $3.6 million of this total at December 31, 2011.
(9)	The largest loan in this category had a balance of $2.0 million at December 31, 2010.

See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations – Non-performing Assets" for further information.

Gross impaired loans totaled $61.7 million at December 31, 2014 and $78.4 million at December 31, 2013. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due.  See Note 3 "Loans" of the accompanying audited financial statements included in Item 8 for additional information including further detail of non-accruing loans and impaired loans and details of troubled debt restructurings.  See also Note 15 "Disclosures About Fair Value of Financial Instruments" of the accompanying audited financial statements included in Item 8 for additional information.

For the year ended December 31, 2014, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $1.1 million. No interest income was included on these loans for the year ended December 31, 2014. For the year ended December 31, 2013, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $1.6 million. No interest income was included on these loans for the year ended December 31, 2013. For the year ended December 31, 2012, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $1.8 million. No interest income was included on these loans for the year ended December 31, 2012.

Restructured Troubled Debt

Included in impaired loans at December 31, 2014 and 2013, were loans modified in troubled debt restructurings as follows:

	December 31, 2014
			Restructured
			Troubled Debt
			Nonaccruing
	Total		and More
	Restructured	Accruing	Than 30 Days
	Troubled Debt	Interest	Past Due
	(In Thousands)

Commercial real estate	$23,342	$16,576	$6,766
One- to four-family residential	3,923	2,856	1,067
Other residential	9,804	9,804	—
Construction	8,307	8,104	203
Commercial	1,923	1,682	241
Consumer	324	190	134
	$47,623	$39,212	$8,411

	December 31, 2013
			Restructured
			Troubled Debt
			Nonaccruing
	Total		and More
	Restructured	Accruing	Than 30 Days
	Troubled Debt	Interest	Past Due
	(In Thousands)

Commercial real estate	$24,799	$22,822	$1,977
One- to four-family residential	5,618	4,356	1,262
Other residential	10,983	10,983	—
Construction	10,874	9,738	1,136
Commercial	1,520	1,509	11
Consumer	310	149	161
	$54,104	$49,557	$4,547

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

Senior management reviews these conditions weekly in discussions with our credit officers. To the extent that any of these conditions are evident in a specifically identifiable problem loan or portfolio segment as of the evaluation date, management's estimate of the effect of such condition may be reflected as a specific allowance applicable to such loan or portfolio segment. Where any of these conditions are not evident in a specifically identifiable problem loan or portfolio segment as of the evaluation date, management's evaluation of the loss related to these conditions is reflected in the general allowance associated with our loan portfolio. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem loans or portfolio segments.

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

At December 31, 2014 and 2013, Great Southern had an allowance for losses on loans of $38.4 million and $40.1 million, respectively, of which $5.1 million and $7.4 million, respectively, had been allocated for specific loans.  All loans with specific allowances were considered to be impaired loans. The allowance and the activity within the allowance during 2014, 2013 and 2012 are discussed further in Note 3 "Loans and Allowance for Loan Losses" of the accompanying audited financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 8 and Item 7 of this Report, respectively.

The allocation of the allowance for losses on loans at the dates indicated is summarized as follows.

	December 31,
	2014		2013		2012		2011		2010
	Amount	% of Loans to Total Loans (2)	Amount	% of Loans to Total Loans (2)	Amount	% of Loans to Total Loans (2)	Amount	% of Loans to Total Loans (2)	Amount	% of Loans to Total Loans (2)
	(Dollars In Thousands)
One- to four-family residential and construction	$3,361	10.2%	$6,235	13.5%	$6,820	15.2%	$11,424	18.1%	$11,453	21.3%
Other residential and construction	2,923	13.3	2,678	14.2	4,327	14.6	3,088	14.3	3,866	12.8
Commercial real estate	18,422	32.1	16,935	35.9	17,433	36.4	18,390	36.7	14,336	35.2
Commercial construction	3,412	15.1	4,464	10.6	3,938	9.8	2,952	8.8	5,852	9.6
Other commercial	3,628	13.4	6,449	13.8	5,093	13.1	2,974	12.4	2,481	10.9
Consumer and overdrafts	4,553	15.9	3,349	12.0	3,021	10.9	2,374	9.7	2,669	10.2
Loans covered by loss sharing agreements (1)	941	—	6	—	17	—	30	—	830	—
Acquired loans not covered by loss sharing agreements	1,195	—	—	—	—	—	—	—	—	—
Total	$38,435	100.0%	$40,116	100.0%	$40,649	100.0%	$41,232	100.0%	$41,487	100.0%
______________
(1)
Associated with these allowances at December 31, 2014, 2013, 2012, 2011 and 2010, are receivables from the FDIC totaling $753,000, $5,000, $14,000, $24,000 and $664,000, respectively, under the loss sharing agreements which will be collected if the losses are realized.

(2)	Excludes loans covered by loss sharing agreements.

The following table sets forth an analysis of activity in the Bank's allowance for losses on loans showing the details of the activity by types of loans.

	December 31,
	2014	2013	2012	2011	2010
	(Dollars In Thousands)

Balance at beginning of period	$40,116	$40,649	$41,232	$41,487	$40,101
Charge-offs:
One- to four-family residential	2,251	2,196	3,203	2,666	3,069
Other residential	1	3,248	3,579	8,019	1,214
Commercial real estate	2,160	9,836	18,010	13,862	11,495
Construction	126	788	18,027	9,770	17,407
Other commercial	3,286	4,072	3,082	3,496	4,084
Consumer, overdrafts and other loans	4,005	3,312	2,390	2,842	2,779

Total charge-offs	11,829	23,452	48,291	40,655	40,048

Recoveries:
One- to four-family residential	496	113	227	38	162
Other residential	37	43	347	1,547	151
Commercial real estate	3,139	2,412	701	57	606
Construction	181	172	882	455	561
Other commercial	105	1,023	307	1,891	2,295
Consumer, overdrafts and other loans	2,039	1,770	1,381	1,076	2,029

Total recoveries	5,997	5,533	3,845	5,064	5,804

Net charge-offs	5,832	17,919	44,446	35,591	34,244
Provision for losses on loans	4,151	17,386	43,863	35,336	35,630

Balance at end of period	$38,435	$40,116	$40,649	$41,232	$41,487
Ratio of net charge-offs to average loans outstanding	0.24%	0.91%	2.43%	2.09%	2.05%

Investment Activities

Excluding securities issued by the United States Government, or its agencies, there were no investment securities in excess of 10% of the Company's stockholders' equity at December 31, 2014, 2013 and 2012, respectively.  Agencies, for this purpose, primarily include Freddie Mac, Fannie Mae, Ginnie Mae and FHLBank.

As of December 31, 2014 and 2013, the Bank held approximately $450,000 and $805,000, respectively, in principal amount of investment securities which the Bank intends to hold until maturity. As of such dates, these securities had fair values of approximately $499,000 and $912,000, respectively. In addition, as of December 31, 2014 and 2013, the Company held approximately $365.5 million and $555.3 million, respectively, in principal amount of investment securities which the Company classified as available-for-sale. See Notes 1 and 2 of the accompanying audited financial statements included in Item 8 of this Report.

The amortized cost and fair values of, and gross unrealized gains and losses on, investment securities at the dates indicated are summarized as follows.

	December 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)

AVAILABLE-FOR-SALE SECURITIES:
U.S. government agencies	$20,000	$—	$486	$19,514
Mortgage-backed securities	254,294	4,325	821	257,798
States and political subdivisions	79,237	5,810	7	85,040
Equity securities	847	2,307	—	3,154
	$354,378	$12,442	$1,314	$365,506

HELD-TO-MATURITY SECURITIES
States and political subdivisions	$450	$49	$—	$499

	December 31, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)

AVAILABLE-FOR-SALE SECURITIES:
U.S. government agencies	$20,000	$—	$2,745	$17,255
Mortgage-backed securities	365,020	4,824	2,266	367,578
Small Business Administration loan pools	43,461	1,394	—	44,855
States and political subdivisions	122,113	2,549	1,938	122,724
Equity securities	847	2,022	—	2,869
	$551,441	$10,789	$6,949	$555,281

HELD-TO-MATURITY SECURITIES
States and political subdivisions	$805	$107	$—	$912

	December 31, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)

AVAILABLE-FOR-SALE SECURITIES:
U.S. government agencies	$30,000	$40	$—	$30,040
Collateralized mortgage obligations	3,939	576	8	4,507
Mortgage-backed securities	582,039	14,861	814	596,086
Small Business Administration loan pools	50,198	1,295	—	51,493
States and political subdivisions	114,372	8,506	—	122,878
Equity securities	847	1,159	—	2,006
	$781,395	$26,437	$822	$807,010

HELD-TO-MATURITY SECURITIES
States and political subdivisions	$920	$164	$—	$1,084

At December 31, 2014, the Company's mortgage-backed securities portfolio consisted of GNMA securities totaling $186.4 million, FNMA securities totaling $37.1 million and FHLMC securities totaling $34.3 million.  At December 31, 2014, $238.1 million of the Company's mortgage-backed securities had variable rates of interest and $19.7 million had fixed rates of interest.

The following tables present the contractual maturities and weighted average tax-equivalent yields of available-for-sale securities at December 31, 2014.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Cost	Tax-Equivalent Amortized Yield	Fair Value
	(Dollars In Thousands)
One year or less	$110	6.22%	$110
After five through ten years	4,770	6.18%	5,042
After ten years	94,357	4.94%	99,402
Securities not due on a single maturity date	254,294	1.97%	257,798
Equity securities	847	0.00%	3,154

Total	$354,378	2.81%	$365,506

	One Year or Less	After One Through Five Years	After Five Through Ten Years	After Ten Years	Securities Not Due on a Single Maturity Date	Equity Securities	Total
	(In Thousands)

U.S. government agencies	$—	$—	$—	$19,514	$—	$—	$19,514
Mortgage-backed securities	—	—	—	—	257,798	—	257,798
States and political subdivisions	110	—	5,042	79,888	—	—	85,040
Equity securities	—	—	—	—	—	3,154	3,154

Total	$110	$—	$5,042	$99,402	$257,798	$3,154	$365,506

The following table presents the contractual maturities and weighted average tax-equivalent yields of held-to-maturity securities at December 31, 2014.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Cost	Tax-Equivalent Amortized Yield	Approximate Fair Value
	(Dollars In Thousands)
After one through five years	$450	7.37%	$499

The following table shows our investments' gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2014, 2013 and 2012, respectively:

	2014
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)

U.S. government agencies	$—	$—	$20,000	$(486)	$20,000	$(486)
Mortgage-backed securities	40,042	(328)	45,056	(493)	85,098	(821)
States and political
subdivisions	—	—	925	(7)	925	(7)
	$40,042	$(328)	$65,981	$(986)	$106,023	$(1,314)

	2013
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)

U.S. government agencies	$20,000	$(2,745)	$—	$—	$20,000	$(2,745)
Mortgage-backed securities	127,901	(1,871)	39,255	(395)	167,156	(2,266)
States and political
subdivisions	50,401	(1,938)	—	—	50,401	(1,938)
	$198,302	$(6,554)	$39,255	$(395)	$237,557	$(6,949)

	2012
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)

Collateralized mortgage
obligations	$—	$—	$414	$(8)	$414	$(8)
Mortgage-backed securities	106,136	(814)	—	—	106,136	(814)
	$106,136	$(814)	$414	$(8)	$106,550	$(822)

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

For held-to-maturity debt securities, the amount of an OTTI recorded in other comprehensive income for the noncredit portion of a previous OTTI is amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security.  Details of the OTTI impairments recorded in 2012 are included in Note 2 of the accompanying audited financial statements, which are included in Item 8 of this Report.

The Company's consolidated statements of income as of December 31, 2014, 2013 and 2012, reflect the full impairment (that is, the difference between the security's amortized cost basis and fair value) on debt securities that the Company intends to sell or would more likely than not be required to sell before the expected recovery of the amortized cost basis.  For available-for-sale and held-to-maturity debt securities that management has no intent to sell and believes that it more likely than not will not be required to sell prior to recovery, only the credit loss component of the impairment is recognized in earnings, while the noncredit loss is recognized in accumulated other comprehensive income.  The credit loss component recognized in earnings is identified as the amount of principal cash flows not expected to be received over the remaining term of the security as projected based on cash flow projections.
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

Deposits. The Bank attracts both short-term and long-term deposits from the general public by offering a wide variety of accounts and rates and also purchases brokered deposits from time to time. The Bank offers regular savings accounts, checking accounts, various money market accounts, fixed-interest rate certificates with varying maturities, certificates of deposit in minimum amounts of $100,000 ("Jumbo" accounts), brokered certificates and individual retirement accounts.  In 2012, the Bank increased its deposits through internal growth and the assumption of deposits in an FDIC-assisted transaction.  The Bank has maintained a high percentage of those organic and assumed non-time deposits through 2014.  Time deposits assumed in the 2012 transaction have decreased, as the Bank reduced rates paid on these types of deposits.  In 2013, total deposits decreased primarily as a result of decreases in time deposits.  In addition, interest-bearing demand and savings deposits also decreased.  These transaction accounts decreased mainly due to planned reductions in certain account types, including accounts with collateralized deposit balances.  Also, some deposit types which had previously paid a low rate of interest were switched to non-interest-bearing demand deposit types.  In 2014, the Bank increased its deposits through internal growth and the assumption of deposits in another FDIC-assisted transaction and a branch acquisition.  Since 2010, retail certificates of deposit have generally trended downward because of customer preference to have immediate access to funds during the current low interest rate environment.

The following table sets forth the dollar amount of deposits, by interest rate range, in the various types of deposit programs offered by the Bank at the dates indicated.

	December 31,
	2014		2013		2012
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars In Thousands)
Time deposits:
0.00% - 0.99%	$798,932	26.71%	$669,698	23.84%	$666,573	21.14%
1.00% - 1.99%	227,476	7.61	251,118	8.94	426,589	13.53
2.00% - 2.99%	61,146	2.04	61,042	2.17	90,539	2.87
3.00% - 3.99%	8,065	0.27	9,413	0.34	13,240	0.42
4.00% - 4.99%	1,435	0.05	1,852	0.07	5,190	0.16
5.00% and above	420	0.01	819	0.03	1,816	0.06

Total time deposits	1,097,474	36.69	993,942	35.39	1,203,947	38.18
Non-interest-bearing demand deposits	518,266	17.33	522,805	18.61	385,778	12.23
Interest-bearing demand and savings deposits (0.19%-0.20%-0.33%)	1,375,100	45.98	1,291,879	46.00	1,563,468	49.59

Total Deposits	$2,990,840	100.00%	$2,808,626	100.00%	$3,153,193	100.00%

A table showing maturity information for the Bank's time deposits as of December 31, 2014, is presented in Note 8 of the accompanying audited financial statements, which are included in Item 8 of this Report.

The variety of deposit accounts offered by the Bank has allowed it to be competitive in obtaining funds and has allowed it to respond with flexibility to changes in consumer demand. The Bank has become more susceptible to short-term fluctuations in deposit flows, as customers have become more interest rate conscious and the Bank's deposit mix has changed to a smaller percentage of time deposits. The Bank manages the pricing of its deposits in keeping with its asset/liability management and profitability objectives. Based on its experience, management believes that its certificate accounts are relatively stable sources of deposits, while its checking accounts have proven to be more volatile. In the past three years, the Bank has focused on growing its checking accounts both internally and through acquisitions.  The ability of the Bank to attract and maintain deposits, and the rates paid on these deposits, has been and will continue to be significantly affected by money market conditions.

The following table sets forth the time remaining until maturity of the Bank's time deposits as of December 31, 2014. The table is based on information prepared in accordance with generally accepted accounting principles.

	Maturity
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
	(In Thousands)

Time deposits:
Less than $100,000	$115,259	$88,319	$163,980	$153,268	$520,826
$100,000 or more	80,537	59,754	117,813	137,558	395,662
Brokered	3,796	12,151	64,709	92,868	173,524
Public funds(1)	1,895	1,513	3,537	517	7,462

Total	$201,487	$161,737	$350,039	$384,211	$1,097,474
______________
(1)	Deposits from governmental and other public entities.

Brokered deposits. Brokered deposits are marketed through national brokerage firms to their customers in $1,000 increments. The Bank maintains only one account for the total deposit amount while the detailed records of owners are maintained by the Depository Trust Company under the name of CEDE & Co. The deposits are transferable just like a stock or bond investment and the customer can open the account with only a phone call or an online request. This provides a large deposit for the Bank at a lower operating cost since the Bank only has one account to maintain versus several accounts with multiple interest and maturity dates. At December 31, 2014 and 2013, the Bank had approximately $173.5 million and $126.3 million in brokered deposits, respectively.

Included in the brokered deposits total at December 31, 2014 and 2013, was $23.7 million and $76.3 million, respectively in Certificate of Deposit Account Registry Service (CDARS) customer deposit accounts.  There were no CDARS purchased funds at December 31, 2014 or 2013.  CDARS customer deposit accounts are accounts that are just like any other deposit account on the Company's books, except that the account total exceeds the FDIC deposit insurance maximum. When a customer places a large deposit with a CDARS Network bank, that bank uses CDARS to place the funds into deposit accounts issued by other banks in the CDARS Network. This occurs in increments of less than the standard FDIC insurance maximum, so that both principal and interest are eligible for complete FDIC protection. Other Network Members do the same thing with their customers' funds.

Unlike non-brokered deposits where the deposit amount can be withdrawn prior to maturity with a penalty for any reason, including increasing interest rates, a brokered deposit (excluding CDARS) can only be withdrawn in the event of the death, or court declared mental incompetence, of the depositor. This allows the Bank to better manage the maturity of its deposits. Currently, the rates offered by the Bank for brokered deposits are comparable to that offered for retail certificates of deposit of similar size and maturity.  Because the Bank had kept higher levels of liquidity since the economic recession began in 2008, we had gradually reduced the amount of brokered deposits (excluding CDARS) utilized since December 31, 2008.  As loan demand began to increase in 2013 and 2014, we began to gradually increase our usage of brokered deposits again.

The Company may use interest rate swaps from time to time to manage its interest rate risks from recorded financial liabilities. In the past, the Company entered into interest rate swap agreements with the objective of economically hedging against the effects of changes in the fair value of its liabilities for fixed rate brokered certificates of deposit caused by changes in market interest rates. These interest rate swaps allowed the Company to create funding of varying maturities at a variable rate that in the past has approximated three-month LIBOR.  The Company did not utilize these types of interest rate swaps in 2014, 2013 or 2012.

Borrowings. Great Southern's other sources of funds include advances from the FHLBank, a Qualified Loan Review ("QLR") arrangement with the FRB, customer repurchase agreements and other borrowings.

As a member of the FHLBank, the Bank is required to own capital stock in the FHLBank and is authorized to apply for advances from the FHLBank. Each FHLBank credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLBank may prescribe the acceptable uses for these advances, as well as other risks on availability, limitations on the size of the advances and repayment provisions. At December 31, 2014 and 2013, the Bank's FHLBank advances outstanding were $271.6 million and $126.8 million, respectively.  The Bank utilized FHLBank advances to fund loan growth during 2014

The Federal Reserve Bank of St. Louis ("FRBSL") has a QLR program where the Bank can borrow on a temporary basis using commercial loans pledged to the FRBSL. Under the QLR program, the Bank can borrow any amount up to a calculated collateral value of the commercial loans pledged, for virtually any reason that creates a temporary cash need. Examples of this could be: (1) the need to fund for late outgoing wires or cash letter settlements, (2) the need to disburse one or several loans but the permanent source of funds will not be available for a few days; (3) a temporary spike in interest rates on other funding sources that are being used; or (4) the need to purchase a security for collateral pledging purposes a few days prior to the funds becoming available on an existing security that is maturing. The Bank had commercial loans pledged to the FRBSL at December 31, 2014 that would have allowed approximately $563.2 million to be borrowed under the above arrangement.  There were no outstanding borrowings from the FRBSL at December 31, 2014 or 2013 and the facility was not used during 2014 or 2013.

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

In November 2006, Great Southern Capital Trust II ("Trust II"), a statutory trust formed by the Company for the purpose of issuing the securities, issued $25,000,000 aggregate liquidation amount of floating rate cumulative trust preferred securities. The Trust II securities bear a floating distribution rate equal to 90-day LIBOR plus 1.60%. The Trust II securities were redeemable at the Company's option beginning in February 2012, and if not sooner redeemed, mature on February 1, 2037. The Trust II securities were sold in a private transaction exempt from registration under the Securities Act of 1933, as amended. The gross proceeds of the offering were used to purchase Junior Subordinated Debentures from the Company totaling $25.8 million and bearing an interest rate identical to the distribution rate on the Trust II securities. The initial interest rate on the Trust II debentures was 6.98%. The interest rate was 1.83% and 1.84% at December 31, 2014 and 2013, respectively.

In July 2007, Great Southern Capital Trust III ("Trust III"), a statutory trust formed by the Company for the purpose of issuing the securities, issued $5,000,000 aggregate liquidation amount of floating rate cumulative trust preferred securities. The Trust III securities bear a floating distribution rate equal to 90-day LIBOR plus 1.40%. The Trust III securities were redeemable at the Company's option beginning in October 2012, and if not sooner redeemed, mature on October 1, 2037. The Trust III securities were sold in a private transaction exempt from registration under the Securities Act of 1933, as amended. The gross proceeds of the offering were used to purchase Junior Subordinated Debentures from the Company totaling $5.2 million and bearing an interest rate identical to the distribution rate on the Trust III securities. The initial interest rate on the Trust III debentures was 6.76%. The interest rate was 1.64% and 1.65% at December 31, 2014 and 2013, respectively.

In 2013, the Company entered into two interest rate cap agreements for a portion of its Junior Subordinated Debentures associated with its trust preferred securities.  Under the agreements, with notional amounts of $25 million and $5 million, respectively, the Company will pay interest on its Junior Subordinated Debentures in accordance with the original terms at a floating rate based on LIBOR.  Should interest rise above a certain threshold, the counterparty will reimburse the Company for interest paid such that the Company will have an effective interest rate on the portion of its Junior Subordinated Debentures no higher than 2.37% for the first agreement and no higher than 2.17% on the second agreement.  The effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.  The fair value of the interest rate caps at December 31, 2014 was $415,000.
Under the terms of the preferred stock the Company issued to the U.S. Treasury pursuant to the Small Business Lending Fund ("SBLF") program (the "SBLF Preferred Stock"), if a dividend is not declared and paid on the SBLF Preferred Stock for any dividend period, then from the last day of that dividend period until the last day of the third dividend period immediately following it, neither we nor any of our subsidiaries may redeem, purchase or acquire any trust preferred securities issued by us or by any of our affiliates. In addition, under the terms of the SBLF Preferred Stock, neither we nor any of our subsidiaries may redeem, purchase or acquire any trust preferred securities if the Company's Tier 1 capital would not be at least equal to the "Tier 1 Dividend Threshold" under the terms of the SBLF Preferred Stock, as described under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources."

The following table sets forth the maximum month-end balances, average daily balances and weighted average interest rates of FHLBank advances during the periods indicated.

	Year Ended December 31,
	2014	2013	2012
	(Dollars In Thousands)

FHLBank Advances:
Maximum balance	$281,649	$128,125	$181,780
Average balance	171,997	127,561	145,464
Weighted average interest rate	1.69%	3.11%	3.05%

The following table sets forth certain information as to the Company's FHLBank advances at the dates indicated.

	December 31,
	2014	2013	2012
	(Dollars In Thousands)

FHLBank advances	$271,641	$126,757	$126,730

Weighted average interest rate of FHLBank advances	0.75%	3.85%	3.89%

The following tables set forth the maximum month-end balances, average daily balances and weighted average interest rates of other borrowings during the periods indicated.

	Year Ended December 31, 2014
	Maximum Balance	Average Balance	Weighted Average Interest Rate
	(Dollars In Thousands)
Other Borrowings:
Securities sold under reverse repurchase agreements	$187,673	$161,141	0.03%
Overnight borrowings — FHLBank	41,000	2,869	0.30
Other	1,451	1,197	—

Total		$165,207	0.03%
Total maximum month-end balance	211,444

	Year Ended December 31, 2013
	Maximum Balance	Average Balance	Weighted Average Interest Rate
	(Dollars In Thousands)
Other Borrowings:
Securities sold under reverse repurchase agreements	$219,415	$179,667	0.03%
Other	1,128	713	—

Total		$180,380	0.03%
Total maximum month-end balance	220,543

	Year Ended December 31, 2012
	Maximum Balance	Average Balance	Weighted Average Interest Rate
	(Dollars In Thousands)
Other Borrowings:
Securities sold under reverse repurchase agreements	$225,859	$212,092	0.15%
Other	772	560	—

Total		$212,652	0.15%
Total maximum month-end balance	226,381

The following tables set forth year-end balances and weighted average interest rates of the Company's other borrowings at the dates indicated.

	December 31,
	2014		2013		2012
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
	(Dollars In Thousands)
Other borrowings:
Securities sold under reverse repurchase agreements	$168,993	0.03%	$134,981	0.04%	$179,644	0.07%
Overnight borrowings — FHLBank	41,000	0.26	—	—	—	—
Other	1,451	—	1,128	—	772	—

Total	$211,444	0.08%	$136,109	0.04%	$180,416	0.07%

The following table sets forth the maximum month-end balances, average daily balances and weighted average interest rates of structured repurchase agreements during the periods indicated.

	Year Ended December 31,
	2014	2013	2012
	(Dollars In Thousands)
Structured repurchase agreements:
Maximum balance	$50,000	$53,034	$53,086
Average balance	23,699	52,218	53,066
Weighted average interest rate	4.34%	4.34%	4.33%

The following table sets forth certain information as to the Company's structured repurchase agreements at the dates indicated.

	December 31,
	2014		2013	2012
	(Dollars In Thousands)

Structured repurchase agreements	$—		$50,000	$53,039
Weighted average interest rate of structured repurchase agreements	N/A	%	4.34%	4.36%

The following table sets forth the maximum month-end balances, average daily balances and weighted average interest rates of subordinated debentures issued to capital trusts during the periods indicated.

	Year Ended December 31,
	2014	2013	2012
	(Dollars In Thousands)
Subordinated debentures:
Maximum balance	$30,929	$30,929	$30,929
Average balance	30,929	30,929	30,929
Weighted average interest rate	1.83%	1.81%	1.99%

The following table sets forth certain information as to the Company's subordinated debentures issued to capital trusts at the dates indicated.

	December 31,
	2014	2013	2012
	(Dollars In Thousands)

Subordinated debentures	$30,929	$30,929	$30,929
Weighted average interest rate of subordinated debentures	1.80%	1.81%	1.89%

Subsidiaries

Great Southern. As a Missouri-chartered trust company, Great Southern may invest up to 3%, which was equal to $118.3 million at December 31, 2014, of its assets in service corporations.  At December 31, 2014, the Bank's total investment in Great Southern Real Estate Development Corporation ("Real Estate Development") was $2.4 million. Real Estate Development was incorporated and organized in 2003 under the laws of the State of Missouri.  At December 31, 2014, the Bank's total investment in Great Southern Financial Corporation ("GSFC") was $6.2 million. GSFC is incorporated under the laws of the State of Missouri, and, until November 30, 2012 did business as Great Southern Insurance and Great Southern Travel.  GSFC does not currently have any business activity.  At December 31, 2014, the Bank's total investment in Great Southern Community Development Company, L.L.C. ("CDC") and its subsidiary Great Southern CDE, L.L.C. ("CDE") was $2.3 million. CDC and CDE were formed in 2010 under the laws of the State of Missouri. At December 31, 2014, the Bank's total investment in GS, L.L.C. ("GSLLC") was $38.6 million. GSLLC was formed in 2005 under the laws of the State of Missouri.  At December 31, 2014, the Bank's total investment in GSSC, L.L.C. ("GSSCLLC") was $20.4 million. GSSCLLC was formed in 2009 under the laws of the State of Missouri.  These subsidiaries are primarily engaged in the activities described below.  At December 31, 2014, the Bank's total investment in GSRE Holding, L.L.C. ("GSRE Holding") was $1.5 million.  GSRE Holding was formed in 2009 under the laws of the State of Missouri.  At December 31, 2014, the Bank's total investment in GSRE Holding II, L.L.C. ("GSRE Holding II") was $-0-.  GSRE Holding II was formed in 2009 under the laws of the State of Missouri.  At December 31, 2014, the Bank's total investment in GSRE Holding III, L.L.C. ("GSRE Holding III") was $-0-.  GSRE Holding III was formed in 2012 under the laws of the State of Missouri.  In addition, Great Southern has four other subsidiary companies that are not considered service corporations, GSB One, L.L.C., GSB Two, L.L.C., VFP Conclusion Holding, L.L.C. and VFP Conclusion Holding II, L.L.C.  These companies are also described below.

Great Southern Real Estate Development Corporation. Generally, the purpose of Real Estate Development is to hold real estate assets which have been obtained through foreclosure by the Bank and which require ongoing operation of a business or completion of construction. In 2014 and 2013, Real Estate Development did not hold any significant real estate assets. Real Estate Development had net losses of $(65) and $(13,650) in the years ended December 31, 2014 and 2013, respectively.

General Insurance Agency and Travel Agency. The Company sold these business units on November 30, 2012.

Great Southern Community Development Company, L.L.C. and Great Southern CDE, L.L.C. Generally, the purpose of CDC is to invest in community development projects that have a public benefit, and are permissible under Missouri and Kansas law.  These include such activities as investing in real estate and investing in other community development entities.  It also serves as parent to subsidiary CDE which invests in limited liability entities for the purpose of acquiring federal tax credits to be utilized by Great Southern.  CDC had consolidated net losses of $(280,000) and $(375,000) in the years ended December 31, 2014 and 2013, respectively.

GS, L.L.C. GSLLC was organized in 2005.  GSLLC is a limited liability company that invests in multiple limited liability entities for the purpose of acquiring state and federal tax credits which are utilized by Great Southern.  GSLLC had net losses of $(5.4 million) and $(5.1 million) in the years ended December 31, 2014 and 2013, respectively, which primarily resulted from the cost to acquire tax credits.  These losses were offset by the tax credits utilized by Great Southern.

GSSC, L.L.C. GSSCLLC was organized in 2009.  GSSCLLC is a limited liability company that invests in multiple limited liability entities for the purpose of acquiring state tax credits which are utilized by Great Southern or sold to third parties.  GSSCLLC had net income of $132,000 and $32,000 in the years ended December 31, 2014 and 2013, respectively.

GSRE Holding, L.L.C. Generally, the purpose of GSRE Holding is to hold real estate assets which have been obtained through foreclosure by the Bank and which require ongoing operation of a business or completion of construction.  At December 31, 2014, GSRE Holding held only cash of $1.5 million.  GSRE Holding had net losses of $(2,000) in each of the years ended December 31, 2014 and 2013.

GSRE Holding II, L.L.C. Generally, the purpose of GSRE Holding II is to hold real estate assets which have been obtained through foreclosure by the Bank and which require ongoing operation of a business or completion of construction. In 2014 and 2013, GSRE Holding II did not hold any significant real estate assets. GSRE Holding II had net income of $-0- in each of the years ended December 31, 2014 and 2013.

GSRE Holding III, L.L.C. Generally, the purpose of GSRE Holding III is to hold real estate assets which have been obtained through foreclosure by the Bank and which require ongoing operation of a business or completion of construction. In 2014 and 2013, GSRE Holding III did not hold any significant real estate assets. GSRE Holding III had net income of $-0- in each of the years ended December 31, 2014 and 2013.

GSB One, L.L.C. At December 31, 2014, the Bank's total investment in GSB One, L.L.C. ("GSB One") and GSB Two, L.L.C. ("GSB Two") was $1.02 billion.  The capital contribution was made by transferring participations in loans to GSB Two.  GSB One is a Missouri limited liability company that was formed in March of 1998.  Currently the only activity of this company is the ownership of GSB Two.

GSB Two, L.L.C. This is a Missouri limited liability company that was formed in March of 1998.  GSB Two is a real estate investment trust ("REIT"). It holds participations in real estate mortgages from the Bank.  The Bank continues to service the loans in return for a management and servicing fee from GSB Two.  GSB Two had net income of $41.0 million and $42.4 million in the years ended December 31, 2014 and 2013, respectively.

VFP Conclusion Holding, L.L.C. VFP Conclusion Holding, L.L.C. ("VFP") is a Missouri limited liability company that was formed in August of 2011.  Generally, the purpose of VFP is to hold real estate assets which have been obtained through foreclosure by the Bank.  The real estate assets obtained through foreclosure were formerly collateral for a participation loan sold by the Bank.  The Bank has a 50 percent interest in VFP and at December 31, 2014 its investment totaled $4.1 million.  Two other entities also have interests in VFP as a result of their participation in the loan sold by the Bank.  VFP had net income (loss) of $201,000 and $(58,000) in the years ended December 31, 2014 and 2013, respectively.

VFP Conclusion Holding II, L.L.C. VFP Conclusion Holding II, L.L.C. ("VFP II") is a Missouri limited liability company that was formed in September of 2012.  Generally, the purpose of VFP II is to hold real estate assets which have been obtained through foreclosure by the Bank.  The real estate assets obtained through foreclosure were formerly collateral for a participation loan sold by the Bank.  The Bank has a 50 percent interest in VFP II and at December 31, 2014 its investment totaled $2.2 million.  One other entity also has an interest in VFP II as a result of its participation in the loan sold by the Bank.  VFP II had net income of $6,000 and $35,000 for the years ended December 31, 2014 and 2013, respectively.

Competition

The banking industry in the Company's market areas is highly competitive.  In addition to competing with other commercial and savings banks and savings and loan associations, the Company competes with credit unions, finance companies, leasing companies, mortgage companies, insurance companies, brokerage and investment banking firms and many other financial service firms.  Competition is based on a number of factors including, among others, customer service, quality and range of products and services offered, price, reputation, interest rates on loans and deposits, lending limits and customer convenience.  Our ability to continue to compete effectively also depends in large part on our ability to attract new employees and retain and motivate our existing employees, while managing compensation and other costs.

A substantial number of the commercial banks operating in most of the Company's market areas are branches or subsidiaries of large organizations affiliated with statewide, regional or national banking companies and as a result they may have greater resources with which to compete. Additionally, the Company faces competition from a large number of community banks, many of which have senior management who were previously with other local banks or investor groups with strong local business and community ties.

The Company encounters strong competition in attracting deposits throughout its six-state retail footprint.  The Company attracts a significant amount of deposits through its branch offices primarily from the communities in which those branch offices are located.  Of our total 108 branch offices, 62.0% of our deposit franchise dollars (based on FDIC market share deposits) are located in Missouri, where our total market share at June 30, 2014, was 1.3%, or ninth in the state.  The financial institutions with the top three market share positions in Missouri at June 30, 2014, were U.S. Bank, Scottrade Bank, and Commerce Bank, which had a combined market share of 31.6%.  We also have branch offices in the states of Iowa, Kansas, Minnesota, Nebraska and Arkansas which make up 20.7%, 7.9%, 7.1%, 1.8%, and 0.5% of our total franchise (based on deposits).   The Company's market share in its primary metropolitan statistical areas was as follows at June 30, 2014:

Metropolitan Statistical Area	Number of Branch Offices	Percentage of Total Market Share	Rank	Institution with Leading Market Share Position
Springfield, MO	24	13.0%	2	Commerce Bank
Sioux City, IA-NE-SD	7	5.5%	5	Security National Bank of Sioux City
Davenport/Moline/Rock Island, IA-IL	7	4.3%	8	Wells Fargo Bank
Kansas City, MO-KS	11	0.4%	39	UMB Bank
St. Louis, MO-IL	8	0.3%	45	Scottrade Bank
Des Moines/West Des Moines, IA	8	0.2%	39	Wells Fargo Bank
Omaha/ Council Bluffs, NE-IA	4	0.2%	45	First National Bank of Omaha
Fayetteville/Springdale/Rogers, AR-MO	2	0.2%	32	Arvest Bank
Minneapolis/St. Paul/Bloomington, MN-WI	4	0.1%	31	Wells Fargo Bank

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

Many of our competitors have substantially greater resources, name recognition and market presence, which benefit them in attracting business.  In addition, larger competitors (including nationwide banks that have a significant presence in our market areas) may be able to price loans and deposits more aggressively than we do because of their greater economies of scale.  Smaller and newer competitors may also be more aggressive than we are in terms of pricing loan and deposit products in order to obtain a larger share of the market.  In addition, some competitors located outside of our market areas conduct business primarily over the Internet, which may enable them to realize certain savings and offer products and services at more favorable rates and with greater convenience to certain customers.

We also depend, from time to time, on outside funding sources, including brokered deposits, where we experience nationwide competition, and Federal Home Loan Bank advances.  Some of the financial institutions and financial services organizations with which we compete are not subject to the same degree of regulation as is imposed on insured depositary institutions and their holding companies.  As a result, these non-bank competitors have certain advantages over us in accessing funding and in providing various services.

Despite the highly competitive environment and the challenges it presents to us, management believes the Company will continue to be competitive because of its strong commitment to quality customer service, competitive products and pricing, convenient local branches, online and mobile capabilities, and active community involvement.

Employees

At December 31, 2014, the Bank and its affiliates had a total of 1,252 employees, including 301 part-time employees.  None of the Bank's employees are represented by any collective bargaining agreement.  Management considers its employee relations to be good.

Government Supervision and Regulation

General

The Company and its subsidiaries are subject to supervision and examination by applicable federal and state banking agencies.  The earnings of the Company's subsidiaries, and therefore the earnings of the Company, are affected by general economic conditions, management policies, federal and state legislation, and actions of various regulatory authorities, including the FRB, the Federal

Deposit Insurance Corporation (the "FDIC") and  the Missouri Division of Finance (the "MDF").  The following is a brief summary of certain aspects of the regulation of the Company and the Bank and does not purport to fully discuss such regulation.  Such regulation is intended primarily for the protection of depositors and the Deposit Insurance Fund, and not for the protection of stockholders.

Significant Legislation Impacting the Financial Services Industry

On July 21, 2010, sweeping financial regulatory reform legislation entitled the "Dodd-Frank Wall Street Reform and Consumer Protection Act" (the "Dodd-Frank Act") was signed into law. The Dodd-Frank Act implements far-reaching changes across the financial regulatory landscape, including provisions that, among other things:

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

Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Company and the financial services industry more generally. Provisions in the legislation that affect deposit insurance assessments, and payment of interest on demand deposits could increase the costs associated with deposits. Revisions to the capital requirements of the Company and the Bank could require the Company and the Bank to seek additional sources of capital in the future. See "New Capital Rules" below.

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

Under the Bank Holding Company Act, a financial holding company must obtain FRB approval before: (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company that is not a subsidiary if, after such acquisition, it would own or control more than 5% of such shares; (ii) acquiring all or substantially all of the assets of another bank or bank or financial holding company; or (iii) merging or consolidating with another bank or financial holding company.

The Bank Holding Company Act also prohibits a financial holding company generally from engaging directly or indirectly in activities other than those involving banking, activities closely related to banking that are permitted for a bank holding company, securities, insurance and merchant banking.

Volcker Rule

The federal banking agencies have adopted regulations, effective April 15, 2014, with a conformance period for certain features lasting until July 21, 2015, to implement the provisions of the Dodd-Frank Act known as the Volcker Rule.  Under the regulations, FDIC-insured depository institutions, their holding companies, subsidiaries and affiliates (collectively, "banking entities"), are generally prohibited, subject to certain exemptions, from proprietary trading of securities and other financial instruments and from acquiring or retaining an ownership interest in a "covered fund."

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

The term "covered fund" can include, in addition to many private equity and hedge funds and other entities, certain collateralized mortgage obligations, collateralized debt obligations and collateralized loan obligations, and other items, but it does not include wholly owned subsidiaries, certain joint ventures, or loan securitizations generally if the underlying assets are solely loans.  The term "ownership interest" includes not only an equity interest or a partnership interest, but also an interest that has the right to participate in selection or removal of a general partner, managing member, director, trustee or investment manager or advisor; to receive a share of income, gains or profits of the fund; to receive underlying fund assets after all other interests have been redeemed; to receive all or a portion of excess spread; or to receive income on a pass-through basis or income determined by reference to the performance of fund assets. In addition, "ownership interest" includes an interest under which amounts payable can be reduced based on losses arising from underlying fund assets.

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

All loans by the Bank to the principal stockholders, directors and executive officers of the Bank or any affiliate are subject to regulations restricting loans and other transactions with insiders of the Bank and its affiliates.  Transactions involving such persons must be on terms and conditions comparable to those for similar transactions with non-insiders.  A bank may allow favorable rate loans to insiders pursuant to an employee benefit program available to bank employees generally.  The Bank has such a program.

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

A bank holding company is required to give the FRB prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the company's consolidated net worth. The FRB may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, FRB order, or any condition imposed by, or written agreement with, the FRB.  This notification requirement does not apply to any company that meets the well-capitalized standard for bank holding companies, is well-managed, and is not subject to any unresolved supervisory issues.  Under Missouri law, the Bank may pay dividends from certain undivided profits and may not pay dividends if its capital is impaired.  Dividends of the Company and the Bank may also be restricted under the capital conservation buffer rules, which become effective January 1, 2016, as discussed below under "—Capital-New Capital Rules."

Capital

General.  The following is a general description of the capital rules in effect through December 31, 2014.  See "-New Capital Rules" below regarding changes to these rules.  Under the regulations in effect through December 31, 2014, a bank is well capitalized if it has: (i) a total risk-based capital ratio of 10% or greater; (ii) a Tier 1 risk-based ratio of 6% or greater; (iii) a leverage ratio of 5% or greater; and (iv) is not subject to a regulatory requirement to maintain any specific capital measure. A bank is adequately capitalized if it is not "well capitalized" and has: (i) a total risk-based capital ratio of 8% or greater; (ii) a Tier 1 risk-based ratio of 4% or greater; and (iii) a leverage ratio of 4% or greater. As of December 31, 2014, the Bank was "well capitalized."  An institution that is not well-capitalized is subject to certain restrictions on brokered deposits and interest rates on deposits.

The federal banking regulators are required to take prompt corrective action if an institution fails to satisfy the requirements to qualify as adequately capitalized.  All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees that would cause the institution to fail to satisfy the requirements to qualify as adequately capitalized.  An institution that is not at least adequately capitalized is: (i) subject to increased monitoring by the appropriate federal banking regulator; (ii) required to submit an acceptable capital restoration plan (including certain guarantees by any company controlling the institution) within 45 days; (iii) subject to asset growth limits; and (iv) required to obtain prior regulatory approval for acquisitions, branching and new lines of business. Additional restrictions and appointment of a receiver or conservator, can apply, depending on the institution's capital level.  The FDIC has jurisdiction over the Bank for purposes of prompt corrective action.  When the FDIC as receiver liquidates an institution, the claims of depositors and the FDIC as their successor (for deposits covered by FDIC insurance) have priority over other unsecured claims against the institution, including claims of stockholders.

The federal banking agencies take into consideration concentrations of credit risk and risks from non-traditional activities, as well as an institution's ability to manage those risks, when determining the adequacy of an institution's capital. This evaluation is generally be made as part of the institution's regular safety and soundness examination. Under their regulations, the federal banking agencies also consider interest rate risk (when the interest rate sensitivity of an institution's assets does not match the sensitivity of its liabilities or its off-balance-sheet position) in the evaluation of a bank's capital adequacy. The banking agencies have issued guidance on evaluating interest rate risk.

The FRB's capital regulations for bank holding companies that generally parallel the capital regulations for banks.  To be considered "well capitalized," a bank holding company must have, on a consolidated basis, a total risk-based capital ratio of 10.0% or greater and a Tier 1 risk-based capital ratio of 6.0% or greater and must not be subject to an individual order, directive or agreement under which the FRB requires it to maintain a specific capital level.  As of December 31, 2014, the Company was "well capitalized."

New Capital Rules.  Effective January 1, 2015 (with some changes transitioned into full effectiveness over two to four years), the Company and the Bank became subject to new capital regulations adopted by the FRB and the FDIC, which create a new required ratio for common equity Tier 1 ("CET1") capital, increase the minimum leverage and Tier 1 capital ratios, change the risk-weightings of certain assets for purposes of the risk-based capital ratios, create an additional capital conservation buffer over the required capital ratios, and change what qualifies as capital for purposes of meeting the capital requirements.

Under the new capital regulations, the minimum capital ratios are: (1) a CET1 capital ratio of 4.5% of risk-weighted assets; (2) a Tier 1 capital ratio of 6.0% of risk-weighted assets; (3) a total risk-based capital ratio of 8.0% of risk-weighted assets; and (4) a leverage ratio (the ratio of Tier 1 capital to average total adjusted assets) of 4.0%.  CET1 generally consists of common stock; retained earnings; accumulated other comprehensive income ("AOCI") unless we elect to exclude AOCI from regulatory capital, as discussed below; and certain minority interests; all subject to applicable regulatory adjustments and deductions.

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

In addition to the minimum CET1, Tier 1 and total capital ratios, the Company and the Bank will have to maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses.  The new capital conservation buffer requirement is to be phased in beginning on January 1, 2016 when a buffer greater than 0.625% of risk-weighted assets will be required, which amount will increase each year until the buffer requirement is fully implemented on January 1, 2019.
The FDIC's prompt corrective action standards changed when these new capital regulations became effective.  Under the new standards, in order to be considered well-capitalized, the Bank must have a ratio of CET1 capital to risk-weighted assets of 6.5% (new), a ratio of Tier 1 capital to risk-weighted assets of 8% (increased from 6%), a ratio of total capital to risk-weighted assets of 10% (unchanged), and a leverage ratio of 5% (unchanged); and in order to be considered adequately capitalized, it must have the minimum capital ratios described above.

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

FDIC insurance premium assessments are based on an institution's total assets minus its tangible equity.  Under these rules, an institution with total assets of less than $10 billion will be assigned to a Risk Category as described above, and a range of initial base assessment rates will apply to each category, subject to adjustment downward based on unsecured debt issued by the institution and, except for an institution in Risk Category I, adjustment upward if the institution's brokered deposits exceed 10% of its domestic deposits, to produce total base assessment rates.  Total base assessment rates range from 2.5 to 9 basis points for Risk Category I, 9 to 24 basis points for Risk Category II, 18 to 33 basis points for Risk Category III, and 30 to 45 basis points for Risk Category IV, all subject to further adjustment upward if the institution holds more than a de minimis amount of unsecured debt issued by another FDIC-insured institution.  The FDIC may increase or decrease its rates by 2.0 basis points without further rulemaking.  In an emergency, the FDIC may also impose a special assessment.

The FDIC also collects assessments against the assessable deposits of insured institutions to service the debt on bonds issued during the 1980s to resolve the thrift bailout.  For the quarter ended December 31, 2014, the assessment rate was 0.62 basis points applied to the same assessment base as is used for deposit insurance assessments.  For the first quarter of 2015, the rate is 0.60 basis points.

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

Federal Reserve System

The FRB requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits.  At December 31, 2014, the Bank was in compliance with these reserve requirements.

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

As a member, Great Southern is required to purchase and maintain stock in the FHLBank of Des Moines in an amount equal to the greater of 1% of its outstanding home loans or 5% of its outstanding FHLBank advances.  At December 31, 2014, Great Southern had $16.9 million in FHLBank stock, which was in compliance with this requirement.  In past years, the Bank has received dividends on its FHLBank stock. Over the past five years, such dividends have averaged 3.20% and were 3.50% for the year ended December 31, 2014.

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

Federal and State Taxation

General

The following discussion contains a summary of certain federal and state income tax provisions applicable to the Company and the Bank. It is not a comprehensive description of the federal or state income tax laws that may affect the Company and the Bank. The following discussion is based upon current provisions of the Internal Revenue Code of 1986 (the "Code") and Treasury and judicial interpretations thereof.

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

Interest Deduction

In the case of a financial institution, such as the Bank, no deduction is allowed for the pro rata portion of its interest expense which is allocable to tax-exempt interest on obligations acquired after August 7, 1986. A limited class of tax-exempt obligations acquired after August 7, 1986 will not be subject to this complete disallowance rule.  For certain tax exempt obligations issued in 2009 and 2010, an amount of tax-exempt obligations that are not generally considered part of the "limited class of tax-exempt obligations" noted above may be treated as part of the "limited class of tax-exempt obligations to the extent of two percent of a financial institutions total assets. For tax-exempt obligations acquired after December 31, 1982 and before August 8, 1986 and for obligations acquired after August 7, 1986 that are not subject to the complete disallowance rule, 80% of interest incurred to purchase or carry such obligations will be deductible. No portion of the interest expense allocable to tax-exempt obligations acquired by a financial institution before January 1, 1983, which is otherwise deductible, will be disallowed. There are two significant changes for bonds issued in 2009 and 2010 which include (1) the annual limit for bonds that may be designated as bank qualified is increased from $10 million to $30 million and (2) the annual limitation is considered at the organization level rather than the issuer level. The interest expense disallowance rules cited above have not significantly impacted the Bank.

FDIC-Assisted Bank Transactions

During 2009, 2011 and 2012, the Bank acquired assets and liabilities of four unrelated failed institutions in transactions with the FDIC. As part of these transactions, the Bank and the FDIC entered into loss sharing agreements whereby the FDIC agreed to share losses incurred associated with the assets purchased by the Bank.  In 2014, the Bank acquired assets and liabilities of an unrelated failed institution in a transaction with the FDIC.  The Bank and the FDIC did not enter into a loss sharing agreement on this transaction.

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

The Bank also has full service offices in Kansas, Iowa, Minnesota, Nebraska and Arkansas, and has loan production offices in Texas and Oklahoma.  As a result, the Bank is subject to franchise and income taxes that are imposed on the corporation's taxable income attributable to those states.  In addition, until November 30, 2012, Great Southern Travel had locations in each of these states except Minnesota, Nebraska, Texas and Oklahoma.

As a Maryland corporation, the Company is required to file an annual report with and pay an annual fee to the State of Maryland.

Examinations

The Company and its consolidated subsidiaries have not been audited recently by the Internal Revenue Service or the State of Missouri with respect to income or franchise tax returns, and as such, tax years through December 31, 2005, have been closed without audit.  The Company, through one of its subsidiaries, is a partner in two partnerships currently under Internal Revenue Service examination for 2006 and 2007.  As a result, the Company's 2006 and subsequent tax years remain open for examination.  The examinations are ongoing; however, the Company does not currently expect significant adjustments to its financial statements from these examinations.

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
The United States experienced a severe economic recession in 2008 and 2009.  While economic growth has resumed, the rate of this growth has been slow.  Many lending institutions, including us, experienced declines in the performance of their loans, including construction loans and commercial real estate loans, in the previous few years.  In addition, the values of real estate collateral supporting many loans declined.  The values of real estate collateral may increase or decrease over time and are subject to many factors.  At times during the past several years, bank and bank holding company stock prices have been negatively affected, as has the ability of banks and bank holding companies to raise capital and borrow in the debt markets. Conditions such as these may have a material adverse effect on our financial condition and results of operations. In addition, as a result of the foregoing factors, there is a potential for new laws and regulations regarding lending and funding practices and capital and liquidity standards (some have already been proposed or implemented), and bank regulatory agencies have been and are expected to continue to be very aggressive in responding to concerns and trends identified in examinations.
Adverse developments in the financial industry and the impact of new legislation and regulations in response to those developments could restrict our business operations, including our ability to originate loans, and adversely impact our results of operations and financial condition. Overall, during some of the past few years, the general business environment had an adverse effect on our business.  The past two to three years have seen some areas of improvement in the general business environment; however, we expect our business, financial condition and results of operations could be adversely affected by negative circumstances in the general business environment.

Since our business is primarily concentrated in Missouri, Iowa, Kansas and Minnesota, a significant downturn in these state or local economies, particularly in St. Louis, Springfield or Branson, may adversely affect our business.
Our lending and deposit gathering activities historically were concentrated primarily in the Springfield and Branson, Missouri areas. Our success depends heavily on the general economic condition of Springfield and Branson and their surrounding areas.  Although we believe the economy in these areas has been favorable relative to other areas, we do not know whether these conditions will continue.  Our greatest concentration of loans and deposits has traditionally been in the Greater Springfield area. With a population of approximately 420,000, the Greater Springfield area is the third largest metropolitan area in Missouri.
Another large concentration of loans contiguous to Springfield is in the Branson area.  The region is a vacation and entertainment center, attracting tourists to its lakes, theme parks, resorts, country music and novelty shows and other recreational facilities.  The Branson area experienced rapid growth in the early 1990s, with stable to slightly negative growth trends occurring in the late 1990s and into the early 2000s.  Branson experienced growth again in the late 2000s as a result of a large retail, hotel, and convention center project which was constructed in Branson's historic downtown.  In addition, several large national retailers opened new stores in Branson.  In 2010 through 2014, Branson experienced some negative growth trends with fewer visitors and the closing of some motels and shows.  Residential construction has been very limited in the past few years and little to no growth has occurred in any of Branson's commercial real estate market segments.  At December 31, 2014, approximately $136.1 million of our loan portfolio and approximately $2.1 million of our non-performing loans consisted of loans to borrowers in or secured by properties in the two-county region that includes the Branson area.
In addition to the concentrations in the southwest Missouri area, we also have a concentration of loans to borrowers in or secured by properties in the St. Louis, Missouri metropolitan area.  At December 31, 2014, approximately $524.7 million of our loan portfolio consisted of loans for apartments, condominiums, residential and commercial land developments, industrial revenue bonds and other types of commercial properties in the St. Louis, Missouri metropolitan area.
With the FDIC-assisted transactions that were completed in 2009, we now have additional concentrations of loans in Western and Central Iowa and in Eastern Kansas.  The FDIC-assisted transaction completed in 2011 added to our concentrations in Missouri, particularly in St. Louis.  As a result of the FDIC-assisted transaction completed in 2012, we have additional concentrations of loans in the Minneapolis, Minnesota metropolitan area.  The loans acquired in these FDIC-assisted transactions are, or were, subject to loss sharing agreements with the FDIC.  With the FDIC-assisted transaction that was completed in 2014, we now have additional loans in Eastern and Central Iowa.
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
Our commercial and residential construction, commercial real estate, multi-family and other commercial loans accounted for approximately 71.3% of our total loan portfolio as of December 31, 2014.  Generally, we consider these types of loans to involve a higher degree of risk compared to first mortgage loans on one- to four-family, owner-occupied residential properties. At December 31, 2014, we had $428.7 million of loans secured by apartments, $107.7 million of loans secured by motels, $128.1 million of loans secured by healthcare facilities, $373.8 million of loans secured by retail-related projects, and $304.4 million of loans secured by office/warehouse facilities, which are particularly sensitive to certain risks, including the following:
•	large loan balances owed by a single borrower;
•	payments that are dependent on the successful operation of the project; and
•	loans that are more directly impacted by adverse conditions in the real estate market or the economy generally.
The risks associated with construction lending include the borrower's inability to complete the construction process on time and within budget, the sale of the project within projected absorption periods, the economic risks associated with real estate collateral, and the potential of a rising interest rate environment.  These loans may include financing the development and/or construction of residential subdivisions.  This activity may involve financing land purchases, infrastructure development (e.g., roads, utilities, etc.), as well as construction of residences or multi-family dwellings for subsequent sale by the developer/builder. Because the sale of developed properties is critical to the success of the developer's business, loan repayment may be especially subject to the volatility of real estate market values.  Management has established underwriting and monitoring criteria to help minimize the inherent risks of commercial real estate construction lending. However, there is no guarantee that these controls and procedures will reduce losses on this type of lending.
Commercial and multi-family real estate lending typically involves higher loan principal amounts and the repayment of these loans generally is dependent, in large part, on the successful operation of the property securing the loan or the business conducted on the property securing the loan.  Other commercial loans are typically made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business or investment.  These loans may therefore be more adversely affected by conditions in the real estate markets or in the economy generally. For example, if the cash flow from the borrower's project is reduced due to leases not being obtained or renewed, the borrower's ability to repay the loan may be impaired.  In addition, many commercial and multi-family real estate loans are not fully amortized over the loan period, but have balloon payments due at maturity. A borrower's ability to make a balloon payment typically will depend on being able to either refinance the loan or complete a timely sale of the underlying property.
We plan to continue to originate commercial real estate and construction loans based on economic and market conditions.  In the years prior to 2013, there was not significant demand for these types of loans.  In the current economic situation, demand for these types of loans has increased and we expect to continue to originate these types of loans.  Because of the increased risks related to these types of loans, we may determine it necessary to increase the level of our provision for loan losses. Increased provisions for loan losses would adversely impact our operating results.  See "Item 1. Business-The Company-Lending Activities-Commercial Real Estate and Construction Lending," "-Other Commercial Lending," "-Residential Real Estate Lending" and "-Allowance for Losses on Loans and Foreclosed Assets" and "Item 7. Management's Discussion of Financial Condition and Results of Operations – Non-performing Assets" in this Report.
A slowdown in the residential or commercial real estate markets may adversely affect our earnings and liquidity position.
The overall credit quality of our construction loan portfolio is impacted by trends in real estate values.  We continually monitor changes in key regional and national economic factors because changes in these factors can impact our residential and commercial construction loan portfolio and the ability of our borrowers to repay their loans.  Across the United States for several years, the residential real estate market experienced significant adverse trends, including accelerated price depreciation and rising delinquency and default rates, and weaknesses arose in the commercial real estate market as well.  The conditions in the residential real estate market led to significant increases in loan delinquencies and credit losses as well as higher provisioning for loan losses, which in turn had a negative effect on earnings for many banks across the country.  Likewise, we also experienced delinquencies in our construction loan portfolio, almost entirely related to loans originated prior to 2009.  Many of these older construction projects were "build to sell" types of projects where repayment of the loans was reliant on the borrower completing the project and then selling it. Conditions of both the residential and the commercial real estate markets could negatively impact real estate values and the ability of our borrowers to liquidate properties.  A lack of liquidity in the real estate market or tightening of credit standards within the banking industry could diminish sales, further reducing our borrowers' cash flows and weakening their ability to repay their debt obligations to us, which could lead to material adverse impacts on our financial condition and results of operations.
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
Our earnings are largely dependent upon our net interest income.  Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies, in particular, the FRB. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings, but these changes could also affect our ability to originate loans and obtain deposits, the fair values of our financial assets and liabilities and the average duration of our loan and mortgage-backed securities portfolios.  If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. In addition, a substantial portion of our loans (approximately 44.6% of our total loan portfolio as of December 31, 2014) have adjustable rates of interest.  While the higher payment amounts we would receive on these loans in a rising interest rate environment may increase our interest income, some borrowers may be unable to afford the higher payment amounts, which may result in a higher rate of default.  Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.
We generally seek to maintain a neutral position in terms of the volume of assets and liabilities that mature or re-price during any period.  As such, we have adopted asset and liability management strategies to attempt to minimize the potential adverse effects of changes in interest rates on net interest income, primarily by altering the mix and maturity of loans, investments and funding sources, including interest rate derivatives, so that we may reasonably maintain the Company's net interest income and net interest margin.  However, interest rate fluctuations, the level and shape of the interest rate yield curve, maintaining excess liquidity levels, loan prepayments, loan production and deposit flows are constantly changing and influence the ability to maintain a neutral position.  Accordingly, we may not be successful in maintaining a neutral position and, as a result, our net interest margin may be adversely impacted.
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
Due to the high level of competition for deposits in our markets, we have from time to time utilized a sizable amount of certificates of deposit obtained through deposit brokers and advances from the Federal Home Loan Bank of Des Moines to help fund our asset base. Brokered deposits are marketed through national brokerage firms that solicit funds from their customers for deposit in banks, including our bank.  Brokered deposits and Federal Home Loan Bank advances may generally be more sensitive to changes in interest rates and volatility in the capital markets than retail deposits attracted through our branch network, and our reliance on these sources of funds increases the sensitivity of our portfolio to these external factors.  Our brokered deposits and Federal Home Loan Bank advances totaled $149.8 million and $271.6 million at December 31, 2014, compared with $50.0 million and $126.8 million at December 31, 2013.  We expect to continue to utilize brokered deposits from time to time as a supplemental funding source.  In addition to these brokered deposit totals at December 31, 2014 and 2013, were Great Southern Bank customer deposits totaling $23.7 million and $76.3 million, respectively, that were part of the CDARS program which allows bank customers to maintain balances in an insured manner that would otherwise exceed the FDIC deposit insurance limit.  The FDIC considers these customer accounts to be brokered deposits due to the fees paid in the CDARS program.
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
Certain Federal Home Loan Banks, including the Federal Home Loan Bank of Des Moines, have experienced lower earnings from time to time and paid out lower dividends to their members.  Future problems at the Federal Home Loan Banks may impact the collateral necessary to secure borrowings and limit the borrowings extended to its member banks, as well as require additional capital contributions by its member banks.  Should this occur, our short term liquidity needs could be negatively impacted.  Should Great Southern be restricted from using FHLBank advances due to weakness in the system or with the FHLBank of Des Moines, Great Southern may be forced to find alternative funding sources. These alternative funding sources may include the utilization of existing lines of credit with third party banks or the Federal Reserve Bank along with seeking other lines of credit, borrowing under repurchase agreement lines, increasing deposit rates to attract additional funds, accessing additional brokered deposits, or selling loans or investment securities in order to maintain adequate levels of liquidity.  At December 31, 2014, the Bank owned $16.9 million of stock in the FHLBank of Des Moines, which declared and paid an annualized dividend approximating 3.50% during the fourth quarter of 2014.  The FHLBank of Des Moines may eliminate or reduce dividend payments at any time in the future in order for it to maintain or restore its retained earnings.
Our strategy of pursuing acquisitions exposes us to financial, execution and operational risks that could adversely affect us.
We pursue a strategy of supplementing internal growth by acquiring other financial institutions that we believe will help us fulfill our strategic objectives and enhance our earnings. There are risks associated with this strategy, however, including the following:
•	We may be exposed to potential asset quality issues or unknown or contingent liabilities of the banks or businesses we acquire. If these issues or liabilities exceed our estimates, our earnings and financial condition may be adversely affected;
•	Prices at which acquisitions can be made fluctuate with market conditions. We have experienced times during which acquisitions could not be made in specific markets at prices our management considered acceptable and expect that we will experience this condition in the future in one or more markets;
•	The acquisition of other entities generally requires integration of systems, procedures and personnel of the acquired entity in order to make the transaction economically feasible. This integration process is complicated and time consuming and can also be disruptive to the customers of the acquired business. If the integration process is not conducted successfully and with minimal effect on the acquired business and its customers, we may not realize the anticipated economic benefits of particular acquisitions within the expected time frame, and we may lose customers or employees of the acquired business. We may also experience greater than anticipated customer losses even if the integration process is successful;
•	Great Southern Bank entered into loss sharing agreements with the FDIC as part of the TeamBank, N.A., Vantus Bank, Sun Security Bank and Inter Savings Bank, FSB transactions. These loss sharing agreements require that Great Southern Bank follow certain servicing procedures as specified in the agreement. A failure to follow these procedures or any other breach of the agreement by Great Southern Bank could result in the loss of FDIC reimbursement of losses on covered loans and other real estate owned, which could have a material negative effect on our financial condition and results of operations. In addition, the loss-share agreements protect Great Southern Bank against losses for limited periods of time (generally ten years for single family residential real estate loans and five years for most loans other than single family residential real estate loans). To the extent Great Southern Bank continues to hold any of the covered loans following the expiration of the applicable loss-share period, it will absorb 100% of any losses. The loss-share agreements expire, or have expired, with respect to commercial loans as follows: TeamBank, N.A. in 2014; Vantus Bank in 2014; Sun Security Bank in 2016 and InterBank in 2017;
•	To finance an acquisition, we may borrow funds, thereby increasing our leverage and diminishing our liquidity, or raise additional capital, which could dilute the interests of our existing stockholders; and
•	We completed two significant acquisitions in 2009, one significant acquisition in 2011, one significant acquisition in 2012, one significant acquisition in 2014 (as discussed in Note 31 of Item 8. "Financial Statements and Supplementary Information") and have opened additional banking offices and commercial loan production offices in recent years that enhanced our rate of growth. In addition in 2014, we agreed to acquire certain loans, deposits and branches from Boulevard Bank (as discussed in Note 30 of Item 8. "Financial Statements and Supplementary Information"). We may not be able to continue to sustain our past rate of growth or to grow at all in the future.
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
We face substantial competition in all phases of our operations from a variety of different competitors.  Our future growth and success will depend on our ability to compete effectively in this highly competitive environment.  To date, we have grown our business successfully by focusing on our geographic market and emphasizing the high level of service and responsiveness desired by our customers.  We compete for loans, deposits and other financial services with other commercial banks, thrifts, credit unions, consumer finance companies, insurance companies and brokerage firms.  Many of our competitors offer products and services that we do not offer, and many have substantially greater resources, name recognition and market presence that benefit them in attracting business.  In addition, larger competitors (including certain nationwide banks that have a significant presence in our market area) may be able to price loans and deposits more aggressively than we do, and smaller and newer competitors may also be more aggressive in terms of pricing loan and deposit products than us in order to obtain a larger share of the market.  As we have grown, we have become dependent from time to time on outside funding sources, including funds borrowed from the FHLBank of Des Moines and brokered deposits, where we face nationwide competition.  Some of the financial institutions and financial services organizations with which we compete are not subject to the same degree of regulation as is imposed on insured depositary institutions and their holding companies.  As a result, these non-bank competitors have certain advantages over us in accessing funding and in providing various services.
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
Our success depends on our continued ability to maintain compliance with the various regulations to which we are subject.  Some of these regulations may increase our costs and thus place other financial institutions in stronger, more favorable competitive positions. We cannot predict what restrictions may be imposed upon us with future legislation. See "Item 1.-The Company -Government Supervision and Regulation" in this Report.
The Company and the Bank are required to meet certain regulatory capital adequacy guidelines and other regulatory requirements imposed by the FRB, the FDIC and the Missouri Division of Finance. If the Company or the Bank fails to meet these minimum capital guidelines and other regulatory requirements, our financial condition and results of operations could be materially and adversely affected and could compromise the status of the Company as a financial holding company.  See "Item 1.-The Company -Government Supervision and Regulation" in this Report.
Financial reform legislation has, among other things, tightened capital standards, created a new Consumer Financial Protection Bureau and resulted in new regulations that have increased, and are expected to continue to increase, our costs of operations.
On July 21, 2010 the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") was signed into law. This law has significantly changed the bank regulatory structure and affected the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.
Among the many requirements in the Dodd-Frank Act is a requirement for new capital regulations.  Generally, trust preferred securities are no longer eligible as Tier 1 capital, but the Company's currently outstanding trust preferred securities were grandfathered and will continue to qualify as Tier 1 capital.  See "Item 1. Business—Government Supervision and Regulation-Capital-

New Capital Rules" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Effect of Laws and Regulations-New Capital Rules."
The Dodd-Frank Act created the Consumer Financial Protection Bureau (the "Bureau"), with broad powers to supervise and enforce consumer protection laws. The Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks, including the authority to prohibit "unfair, deceptive or abusive acts and practices."
Additional provisions of the Dodd-Frank Act are described in this report under "Item 1. Business—Government Supervision and Regulation-Significant Legislation Impacting the Financial Services Industry" and "Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations—Effect of Federal Laws and Regulations-Significant Legislation Impacting the Financial Services Industry."
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

Communications and information systems are essential to the conduct of our business, as we use such systems to manage our client relationships, our general ledger and virtually all other aspects of our business. Our operations rely on the secure processing, storage, and transmission of confidential and other information in our computer systems and networks. Although we take protective measures and endeavor to modify them as circumstances warrant, the security of our computer systems, software, and networks may be vulnerable to breaches, unauthorized access, misuse, computer viruses, or other malicious code and cyber attacks that could have a security impact.  If one or more of these events occur, this could jeopardize our or our clients' confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations or the operations of our clients or counterparties. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by us. We could also suffer significant reputational damage.
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
Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations.  Our management must exercise judgment in selecting and applying many of these accounting policies and methods so they comply with generally accepted accounting principles and reflect management's judgment of the most appropriate manner to report our financial condition and results of operations.  In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which might be reasonable under the circumstances yet might result in our reporting materially different amounts than would have been reported under a different alternative.  Our significant accounting policies are described in Note 1 to our Consolidated Financial Statements contained in Item 8 of this Report.  These accounting policies are critical to presenting our financial condition and results of operations. They may require management to make difficult, subjective or complex judgments about matters that are uncertain.  Materially different amounts could be reported under different conditions or using different assumptions.
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
We cannot predict how our common stock will trade in the future. The market value of our common stock will likely continue to fluctuate in response to a number of factors including the following, most of which are beyond our control, as well as the other factors described in this "Risk Factors" section:
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
The market value of our common stock may also be affected by conditions affecting the financial markets in general, including price and trading fluctuations. These conditions may result in (i) volatility in the level of, and fluctuations in, the market prices of stocks generally and, in turn, our common stock and (ii) sales of substantial amounts of our common stock in the market, in each case that could be unrelated or disproportionate to changes in our operating performance.  These broad market fluctuations may adversely affect the market value of our common stock.  Our common stock also has a low average daily trading volume relative to many other stocks, which may limit an investor's ability to quickly accumulate or divest themselves of large blocks of our stock. This can lead to significant price swings even when a relatively small number of shares are being traded.
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

The dividend rate on the SBLF Preferred Stock fluctuated initially from 1% to 5% based on our level of "Qualified Small Business Lending," or "QSBL," as compared to our "baseline" level.  The cost of the capital we received from the SBLF Preferred Stock could have increased significantly if the level of our "QSBL" as of September 30, 2013 did not represent an increase from our "baseline" level.  This cost also will increase significantly if we have not redeemed the SBLF Preferred Stock before four and one half years from the SBLF transaction.

The per annum dividend rate on the SBLF Preferred Stock fluctuated between 1% and 5% on a quarterly basis during the first ten quarters during which the SBLF Preferred Stock was outstanding, based upon changes in the amount of "QSBL" by the Bank from an adjusted "baseline" level ($249.7 million, which represents the average of the Bank's quarter-end QSBL for the four quarters ended June 30, 2011, as adjusted for the Sun Security Bank and InterBank FDIC-assisted acquisitions).  For the eleventh dividend period to the fourth anniversary of the SBLF transaction, the dividend rate is fixed at between 1% and 5%, based upon the percentage increase in QSBL from the baseline level to the level as of the end of the ninth dividend period (i.e., as of September 30, 2013).  At September 30, 2013, our increase in QSBL from the baseline level was such that our dividend rate has been fixed at 1% until the fourth anniversary date.  From and after March 2016, which is four and one half years from the SBLF transaction, the dividend rate will be fixed at 9.00%, regardless of the level of QSBL.  This increase in the dividend rate could have a material negative effect on our liquidity.

Regulatory and contractual restrictions may limit or prevent us from paying dividends on and repurchasing our common stock.
Great Southern Bancorp, Inc. is an entity separate and distinct from its principal subsidiary, Great Southern Bank, and derives substantially all of its revenue in the form of dividends from that subsidiary.  Accordingly, Great Southern Bancorp, Inc. is and will be dependent upon dividends from the Bank to pay the principal of and interest on its indebtedness, to satisfy its other cash needs and to pay dividends on its common and preferred stock.  The Bank's ability to pay dividends is subject to its ability to earn net income and to meet certain regulatory requirements.  In the event the Bank is unable to pay dividends to Great Southern Bancorp, Inc., Great Southern Bancorp, Inc. may not be able to pay dividends on its common or preferred stock.  Also, Great Southern Bancorp, Inc.'s right to participate in a distribution of assets upon a subsidiary's liquidation or reorganization is subject to the prior claims of the subsidiary's creditors.  This includes claims under the liquidation account maintained for the benefit of certain eligible deposit account holders of the Bank established in connection with the Bank's conversion from the mutual to the stock form of ownership.
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
As of December 31, 2014, we had outstanding $30.9 million aggregate principal amount of junior subordinated debt securities issued in connection with the sale of trust preferred securities by certain of our subsidiaries that are statutory business trusts.  We have also guaranteed those trust preferred securities.  There are currently two separate series of these junior subordinated debt securities outstanding, each series having been issued under a separate indenture and with a separate guarantee. Each of these indentures, together with the related guarantee, prohibits us, subject to limited exceptions, from declaring or paying any dividends or distributions on, or redeeming, repurchasing, acquiring or making any liquidation payments with respect to, any of our capital stock (including the SBLF Preferred Stock and our common stock) at any time when (i) there shall have occurred and be continuing an event of default under the indenture or any event, act or condition that with notice or lapse of time or both would constitute an event of default under the indenture; or (ii) we are in default with respect to payment of any obligations under the related guarantee; or (iii) we have deferred payment of interest on the junior subordinated debt securities outstanding under that indenture. In that regard, we are entitled, at our option but subject to certain conditions, to defer payments of interest on the junior subordinated debt securities of each series from time to time for up to five years.
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
Three members of the Turner family may exert substantial influence over the Company through their board and management positions and their ownership of the Company's stock.
The Company's Chairman of the Board, William V. Turner, and the Company's Director, President and Chief Executive Officer, Joseph W. Turner, are father and son, respectively.  Julie Turner Brown, a director of the Company, is the sister of Joseph Turner and the daughter of William Turner.  These three Turner family members hold three of the Company's nine Board positions.  As of December 31, 2014, they collectively beneficially owned approximately 2,121,974 shares of the Company's common stock (excluding 62,200 shares underlying stock options exercisable as of or within 60 days after that date), representing approximately 15.4% of total shares outstanding, though they are subject to the voting limitation provision in our charter which precludes any person or group with beneficial ownership in excess of 10% of total shares outstanding from voting shares in excess of that threshold.   Through their board and management positions and their ownership of the Company's stock, these three members of the Turner family may exert substantial influence over the direction of the Company and the outcome of Board and stockholder votes.
In addition to the Turner family members, we are aware of two other beneficial owners of more than five percent of the outstanding shares of our common stock, one of whom is a director of the Company.
As of December 31, 2014, one of the Company's directors, Earl A. Steinert, beneficially owned 933,596 shares of our common stock, representing approximately 6.8% of total shares outstanding.  We are aware of one other beneficial owner of more than five percent of our common stock. We believe that this holder beneficially owns 1,015,336 shares, representing approximately 7.4% of total shares outstanding.  The shares that can be voted by the Turner family members (1,375,481 shares, per the ten percent voting limitation in our charter), the shares beneficially owned by Mr. Steinert (933,596) and the shares beneficially owned by the other greater than five percent beneficial owner (1,015,336) total 3,324,413, representing approximately 24.2% of total shares outstanding.  While they have no agreement to do so, to the extent they vote in the same manner, these stockholders may be able to exercise influence over the management and business affairs of our Company. For example, using their collective voting power, these stockholders may be able to affect the outcome of director elections or block significant transactions, such as a merger or acquisition, or any other matter that might otherwise be favored by other stockholders.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES.

The Company's corporate offices and operations center are located in Springfield, Missouri.  At December 31, 2014, the Company operated 108 retail banking centers and over 200 automated teller machines ("ATMs") in Missouri, Iowa, Minnesota, Nebraska, Kansas and Arkansas.  Of the 108 banking centers, the Company owns 93 of its locations and 15 were leased for various terms.  The majority of our banking center locations are in southwest and central Missouri, including the Springfield, Mo. metropolitan area, with additional concentrations in the Sioux City, Iowa, Des Moines, Iowa, Quad Cities, Iowa, Minneapolis, Minn., St. Louis Mo. and Kansas City, Mo. metropolitan areas.  The ATMs are located at various banking centers and primarily convenience stores and retail centers located throughout southwest and central Missouri. At December 31, 2014, the Company also operated five loan production offices.  The Company owns two of its loan production office locations and three locations are leased.  All buildings which are owned are owned free of encumbrances or mortgages.  In the opinion of management, the facilities are adequate and suitable for the needs of the Company.  The aggregate net book value of the Company's premises and equipment was $124.8 million and $104.5 million at December 31, 2014 and 2013, respectively.  See also Note 6 and Note 16 of the accompanying audited financial statements, which are included in Item 8 of this Report.

ITEM 3.  LEGAL PROCEEDINGS.

In the normal course of business, the Company and its subsidiaries are subject to pending and threatened legal actions, some of which seek substantial relief or damages.  While the ultimate outcome of such legal proceedings cannot be predicted with certainty, after reviewing pending and threatened litigation with counsel, management believes at this time that, except as noted below, the outcome of such litigation will not have a material adverse effect on the Company's business, financial condition or results of operations.

On November 22, 2010, a suit was filed against the Bank in the Circuit Court of Greene County, Missouri by a customer alleging that the fees associated with the Bank's automated overdraft program in connection with its debit cards and ATM cards constitute unlawful interest in violation of Missouri's usury laws. The Court has certified a class of Bank customers who have paid overdraft fees on their checking accounts pursuant to the Bank's automated overdraft program. The Bank intends to contest this case vigorously. At this stage of the litigation, it is not possible for management of the Bank to determine the probability of a material adverse outcome or reasonably estimate the amount of any potential loss.

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

Steven G. Mitchem. Mr. Mitchem, age 63, is Senior Vice President and Chief Lending Officer of the Bank. He joined the Bank in 1990 and is responsible for all lending activities of the Bank. Prior to joining the Bank, Mr. Mitchem was a Senior Bank Examiner for the Federal Deposit Insurance Corporation.

Rex A. Copeland. Mr. Copeland, age 50, is Treasurer of the Company and Senior Vice President and Chief Financial Officer of the Bank. He joined the Bank in 2000 and is responsible for the financial functions of the Company, including the internal and external financial reporting of the Company and its subsidiaries. Mr. Copeland is a Certified Public Accountant. Prior to joining the Bank, Mr. Copeland served other financial services companies in the areas of corporate accounting, internal audit and independent public accounting.

Douglas W. Marrs. Mr. Marrs, age 57, is Secretary of the Company and Secretary, Vice President - Operations of the Bank. He joined the Bank in 1996 and is responsible for all operations functions of the Bank. Prior to joining the Bank, Mr. Marrs was a bank officer in the areas of operations and data processing at a commercial bank.

Linton J. Thomason. Mr. Thomason, age 59, is Vice President - Information Services of the Bank. He joined the Bank in 1997 and is responsible for information services for the Company and all of its subsidiaries and all treasury management sales/operations of the Bank. Prior to joining the Bank, Mr. Thomason was a bank officer in the areas of technology and data processing, operations and treasury management at a commercial bank.

PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED
STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY
SECURITIES.

Market Information The Company's Common Stock is listed on The NASDAQ Global Select Market under the symbol "GSBC."

As of December 31, 2014 there were 13,754,806 total shares of common stock outstanding and approximately 2,000 shareholders of record.

High/Low Stock Price

	2014		2013		2012
	High	Low	High	Low	High	Low

First Quarter	$31.00	$26.95	$27.34	$23.31	$25.18	$20.60
Second Quarter	32.25	28.00	28.00	22.60	27.71	21.25
Third Quarter	33.77	29.53	31.00	25.71	31.81	27.22
Fourth Quarter	40.28	29.80	31.23	25.87	31.49	24.25

The last sale price of the Company's Common Stock on December 31, 2013 was $39.67.

Dividend Declarations

	2014	2013	2012

First Quarter	$.20	$.18	$.18
Second Quarter	.20	.18	.18
Third Quarter	.20	.18	.18
Fourth Quarter	.20	.18	.18

The Company's ability to pay dividends is substantially dependent on the dividend payments it receives from the Bank. For a description of the regulatory restrictions on the ability of the Bank to pay dividends to the Company, and the ability of the Company to pay dividends to its stockholders, see "Item 1. Business - Government Supervision and Regulation - Dividends."  The terms of the SBLF preferred stock also contain restrictions on the ability of the Company to pay dividends on its common stock, as described under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources".

Stock Repurchases

On November 15, 2006, the Company's Board of Directors authorized management to repurchase up to 700,000 shares of the Company's outstanding common stock, under a program of open market purchases or privately negotiated transactions. The plan does not have an expiration date. From the date we issued our Capital Purchase Program "CPP" Preferred Stock (December 5, 2008) until the date we redeemed it in connection with our issuance of the SBLF Preferred Stock (August 18, 2011), we were generally precluded from purchasing shares of the Company's stock without the Treasury's consent. Our participation in the SBLF program does not preclude us from purchasing shares of the Company's stock, provided that after giving effect to such purchase, (i) the dollar amount of the Company's Tier 1 capital would be at least equal to the "Tier 1 Dividend Threshold" under the terms of the SBLF Preferred Stock and (ii) full dividends on all outstanding shares of SBLF Preferred Stock for the most recently completed dividend period have been or are contemporaneously declared and paid, as described under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources."

On April 21, 2014, Great Southern reiterated that it will consider repurchasing its shares of common stock, from time to time in the open market or through privately negotiated transactions, pursuant to its existing repurchase plan.

As indicated below, no shares were purchased during the three months ended December 31, 2014.

	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan (1)

October 1, 2014 - October 31, 2014	—	$ —	—	378,562
November 1, 2014- November 30, 2014	—	—	—	378,562
December 1, 2014- December 31, 2014	—	—	—	378,562

	—	$ —	—

__________________
(1)	Amount represents the number of shares available to be repurchased under the November 2006 plan as of the last calendar day of the month shown.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected consolidated financial information and other financial data of the Company. The selected balance sheet and statement of operations data, insofar as they relate to the years ended December 31, 2014, 2013, 2012, 2011 and 2010, are derived from our Consolidated Financial Statements, which have been audited by BKD, LLP.  See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Item 8. "Financial Statements and Supplementary Information."  Results for past periods are not necessarily indicative of results that may be expected for any future period.

	December 31,
	2014	2013	2012	2011	2010
	(Dollars In Thousands)

Summary Statement of Condition Information:
Assets	$3,951,334	$3,560,250	$3,955,182	$3,790,012	$3,411,505
Loans receivable, net	3,053,427	2,446,769	2,346,467	2,153,081	1,899,386
Allowance for loan losses	38,435	40,116	40,649	41,232	41,487
Available-for-sale securities	365,506	555,281	807,010	875,411	769,546
Other real estate owned, net	45,838	53,514	68,874	67,621	60,262
Deposits	2,990,840	2,808,626	3,153,193	2,963,539	2,595,893
Total borrowings	514,014	343,795	391,114	485,853	495,554
Stockholders' equity (retained
earnings substantially restricted)	419,745	380,698	369,874	324,587	304,009
Common stockholders' equity	361,802	322,755	311,931	266,644	247,529
Average loans receivable	2,784,106	2,403,544	2,326,273	2,007,914	2,019,361
Average total assets	3,824,493	3,789,876	4,005,613	3,496,860	3,528,043
Average deposits	3,007,588	2,996,941	3,199,683	2,671,710	2,661,164
Average stockholders' equity	402,670	378,650	352,282	316,486	309,558
Number of deposit accounts	217,877	192,323	197,733	189,288	171,278
Number of full-service offices	108	96	107	104	75

	For the Year Ended December 31,
	2014	2013	2012	2011	2010
	(In Thousands)
Summary Statement of Operations Information:
Interest income:
Loans	$172,569	$163,903	$170,163	$171,201	$145,832
Investment securities and other	10,793	14,892	23,345	27,466	27,359
	183,362	178,795	193,508	198,667	173,191
Interest expense:
Deposits	11,225	12,346	20,720	26,370	38,427
Federal Home Loan Bank advances	2,910	3,972	4,430	5,242	5,516
Short-term borrowings and repurchase agreements	1,099	2,324	2,610	2,965	3,329
Subordinated debentures issued to capital trust	567	561	617	569	578
	15,801	19,203	28,377	35,146	47,850
Net interest income	167,561	159,592	165,131	163,521	125,341
Provision for loan losses	4,151	17,386	43,863	35,336	35,630
Net interest income after provision for loan losses	163,410	142,206	121,268	128,185	89,711
Noninterest income:
Commissions	1,163	1,065	1,036	896	767
Service charges and ATM fees	19,075	18,227	19,087	18,063	18,652
Net realized gains on sales of loans	4,133	4,915	5,505	3,524	3,765
Net realized gains on sales of
available-for-sale securities	2,139	243	2,666	483	8,787
Recognized impairment of available-for-sale securities	—	—	(680)	(615)	—
Late charges and fees on loans	1,400	1,264	1,028	651	767
Gain (loss) on derivative interest rate products	(345)	295	(38)	(10)	—
Gain recognized on business acquisitions	10,805	—	31,312	16,486	—
Accretion (amortization) of income/expense related to business acquisition	(27,868)	(25,260)	(18,693)	(37,797)	(10,427)
Other income	4,229	4,566	4,779	2,450	2,018
	14,731	5,315	46,002	4,131	24,329
Noninterest expense:
Salaries and employee benefits	56,032	52,468	51,262	43,606	39,908
Net occupancy expense	23,541	20,658	20,179	15,220	13,480
Postage	3,578	3,315	3,301	3,096	3,231
Insurance	3,837	4,189	4,476	4,840	4,463
Advertising	2,404	2,165	1,572	1,316	1,754
Office supplies and printing	1,464	1,303	1,389	1,268	1,447
Telephone	2,866	2,868	2,768	2,270	2,158
Legal, audit and other professional fees	3,957	4,348	4,323	3,803	2,832
Expense on foreclosed assets	5,636	4,068	8,748	11,846	4,914
Partnership tax credit	1,720	2,108	1,825	2,035	161
Other operating expenses	15,824	8,128	8,760	6,226	6,723
	120,859	105,618	108,603	95,526	81,071
Income from continuing operations
before income taxes	57,282	41,903	58,667	36,790	32,969
Provision for income taxes	13,753	8,174	14,580	7,133	9,669
Net income from continuing operations	43,529	33,729	44,087	29,657	23,300
Discontinued Operations
Income from discontinued operations, net of income taxes	—	—	4,619	612	565
Net income	43,529	33,729	48,706	30,269	23,865
Preferred stock dividends and discount accretion	579	579	608	2,798	3,403
Non-cash deemed preferred stock dividend	—	—	—	1,212	—
Net income available to common shareholders	$42,950	$33,150	$48,098	$26,259	$20,462

	At or For the Year Ended December 31,
	2014		2013		2012		2011		2010
	(Number of shares in thousands)
Per Common Share Data:
Basic earnings per common share	$3.14		$2.43		$3.55		$1.95		$1.52
Diluted earnings per common share	3.10		2.42		3.54		1.93		1.46
Diluted earnings from continuing operations per common share	3.10		2.42		3.20		1.89		1.42
Cash dividends declared	0.80		0.72		0.72		0.72		0.72
Book value per common share	26.30		23.60		22.94		19.78		18.40

Average shares outstanding	13,700		13,635		13,534		13,462		13,434
Year-end actual shares outstanding	13,755		13,674		13,596		13,480		13,454
Average fully diluted shares outstanding	13,876		13,715		13,592		13,626		14,046

Earnings Performance Ratios:
Return on average assets(1)	1.14%		0.89%		1.22%		0.87%		0.68%
Return on average stockholders' equity(2)	12.63		10.52		16.55		11.67		9.42
Non-interest income to average total assets	0.39		0.14		1.49		0.35		0.91
Non-interest expense to average total assets	3.16		2.79		2.71		2.73		2.30
Average interest rate spread(3)	4.74		4.60		4.53		5.06		3.81
Year-end interest rate spread	3.86		3.88		3.57		3.68		3.81
Net interest margin(4)	4.84		4.70		4.61		5.17		3.93
Efficiency ratio(5)	66.30		64.05		51.44		56.98		54.17
Net overhead ratio(6)	2.77		2.66		1.56		2.61		1.61
Common dividend pay-out ratio(7)	25.81		29.75		20.34		37.31		49.32

Asset Quality Ratios (8):
Allowance for loan losses/year-end loans	1.34%		1.92%		2.21%		2.33%		2.48%
Non-performing assets/year-end loans and foreclosed assets	1.39		2.46		2.98		3.31		3.93
Allowance for loan losses/non-performing loans	471.77		201.53		180.84		149.95		141.02
Net charge-offs/average loans	0.24		0.91		2.43		2.09		2.05
Gross non-performing assets/year end assets	1.11		1.74		1.84		1.96		2.30
Non-performing loans/year-end loans	0.26		0.80		0.94		1.25		1.52

Balance Sheet Ratios:
Loans to deposits	102.09%		87.12%		74.42%		72.65%		73.17%
Average interest-earning assets as a percentage of average interest-bearing liabilities	120.95		116.03		110.12		110.55		108.22

Capital Ratios:
Average common stockholders' equity to average assets	9.0%		8.5%		7.4%		7.4%		7.2%
Year-end tangible common stockholders' equity to assets	9.0		8.9		7.7		6.9		7.1
Great Southern Bancorp, Inc.:
Tier 1 risk-based capital ratio	13.3		15.6		15.7		14.8		16.8
Total risk-based capital ratio	14.5		16.9		16.9		16.1		18.0
Tier 1 leverage ratio	11.1		11.3		9.5		9.2		9.5
Great Southern Bank:
Tier 1 risk-based capital ratio	11.4		14.2		14.7		14.1		14.6
Total risk-based capital ratio	12.6		15.4		15.9		15.3		15.8
Tier 1 leverage ratio	9.5		10.2		8.9		8.6		8.3
Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirement (9):
Including deposit interest	4.41	x	3.07	x	3.22	x	1.82	x	1.55	x
Excluding deposit interest	11.59	x	6.44	x	8.66	x	3.38	x	3.04	x

____________________
(1)	Net income (loss) divided by average total assets.
(2)	Net income (loss) divided by average stockholders' equity.
(3)	Yield on average interest-earning assets less rate on average interest-bearing liabilities.
(4)	Net interest income divided by average interest-earning assets.
(5)	Non-interest expense divided by the sum of net interest income plus non-interest income.
(6)	Non-interest expense less non-interest income divided by average total assets.
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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward-looking Statements

When used in this Annual Report and in other documents filed or furnished by the Company with the Securities and Exchange Commission (the "SEC"), in the Company's press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "intends" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including, among other things, (i) non-interest expense reductions from Great Southern's banking center consolidations might be less than anticipated and the costs of the consolidation and impairment of the value of the affected premises might be greater than expected; (ii) expected cost savings, synergies and other benefits from the Company's merger and acquisition activities, including but not limited to the recently completed Valley Bank FDIC-assisted transaction, might not be realized within the anticipated time frames or at all, and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, might be greater than expected; (iii) changes in economic conditions, either nationally or in the Company's market areas; (iv) fluctuations in interest rates; (v) the risks of lending and investing activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses; (vi) the possibility of other-than-temporary impairments of securities held in the Company's securities portfolio; (vii) the Company's ability to access cost-effective funding; (viii) fluctuations in real estate values and both residential and commercial real estate market conditions; (ix) demand for loans and deposits in the Company's market areas; (x) legislative or regulatory changes that adversely affect the Company's business, including, without limitation, the Dodd-Frank Wall Street Reform and Consumer Protection Act and its implementing regulations, and the overdraft protection regulations and customers' responses thereto; (xi) monetary and fiscal policies of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board or the FRB") and the U.S. Government and other governmental initiatives affecting the financial services industry; (xii) results of examinations of the Company and Great Southern by their regulators, including the possibility that the regulators may, among other things, require the Company to increase its allowance for loan losses or to write-down assets; (xiii) the uncertainties arising from the Company's participation in the Small Business Lending Fund program, including uncertainties concerning the potential future redemption by us of the U.S. Treasury's preferred stock investment under the program, including the timing of, regulatory approvals for, and conditions placed upon, any such redemption; (xiv) costs and effects of litigation, including settlements and judgments; and (xv) competition. The Company wishes to advise readers that the factors listed above and other risks described from time to time in documents filed or furnished by the Company with the SEC could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

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

The process also considers economic conditions, uncertainties in estimating losses and inherent risks in the loan portfolio. All of these factors may be susceptible to significant change. To the extent actual outcomes differ from management estimates, additional provisions for loan losses may be required which would adversely impact earnings in future periods. In addition, the Bank's regulators could require additional provisions for loan losses as part of their examination process.

Additional discussion of the allowance for loan losses is included in "Item 1. Business - Allowances for Losses on Loans and Foreclosed Assets." Inherent in this process is the evaluation of individual significant credit relationships. From time to time certain credit relationships may deteriorate due to payment performance, cash flow of the borrower, value of collateral, or other factors. In these instances, management may have to revise its loss estimates and assumptions for these specific credits due to changing circumstances. In some cases, additional losses may be realized; in other instances, the factors that led to the deterioration may improve or the credit may be refinanced elsewhere and allocated allowances may be released from the particular credit.  In the fourth quarter of 2014, the Company began using a three-year average of historical losses for the general component of the allowance for loan loss calculation.  The Company had previously used a five-year average.  The Company believes that the three-year average provides a better representation of the current risks in the loan portfolio.  This change was made after consultation with our regulators and third-party consultants, as well as a review of the practices used by the Company's peers.  No other significant changes were made to management's overall methodology for evaluating the allowance for loan losses during the periods presented in the financial statements of this report.

In addition, the Company considers that the determination of the valuations of foreclosed assets held for sale involves a high degree of judgment and complexity. The carrying value of foreclosed assets reflects management's best estimate of the amount to be realized from the sales of the assets.  While the estimate is generally based on a valuation by an independent appraiser or recent sales of similar properties, the amount that the Company realizes from the sales of the assets could differ materially from the carrying value reflected in the financial statements, resulting in losses that could adversely impact earnings in future periods.

Carrying Value of Loans Acquired in FDIC-assisted Transactions and Indemnification Asset

The Company considers that the determination of the carrying value of loans acquired in the FDIC-assisted transactions and the carrying value of the related FDIC indemnification assets involve a high degree of judgment and complexity. The carrying value of the acquired loans and the FDIC indemnification assets reflect management's best ongoing estimates of the amounts to be realized on each of these assets. The Company determined initial fair value accounting estimates of the assumed assets and liabilities in accordance with FASB ASC 805, Business Combinations. However, the amount that the Company realizes on these assets could differ materially from the carrying value reflected in its financial statements, based upon the timing of collections on the acquired loans in future periods. Because of the loss sharing agreements with the FDIC on certain of these assets, the Company should not incur any significant losses related to these assets. To the extent the actual values realized for the acquired loans are different from the estimates, the indemnification asset will generally be impacted in an offsetting manner due to the loss sharing support from the FDIC.  Subsequent to the initial valuation, the Company continues to monitor identified loan pools and related loss sharing assets for changes in estimated cash flows projected for the loan pools, anticipated credit losses and changes in the accretable yield.  Analysis of these variables requires significant estimates and a high degree of judgment.  See Note 4 of the accompanying audited financial statements for additional information regarding the TeamBank, Vantus Bank, Sun Security Bank, InterBank and Valley Bank FDIC-assisted transactions.

Goodwill and Intangible Assets

Goodwill and intangible assets that have indefinite useful lives are subject to an impairment test at least annually and more frequently if circumstances indicate their value may not be recoverable. Goodwill is tested for impairment using a process that estimates the fair value of each of the Company's reporting units compared with its carrying value. The Company defines reporting units as a level below each of its operating segments for which there is discrete financial information that is regularly reviewed. As of December 31, 2014, the Company has one reporting unit to which goodwill has been allocated – the Bank. If the fair value of a reporting unit exceeds its carrying value, then no impairment is recorded. If the carrying value amount exceeds the fair value of a reporting unit, further testing is completed comparing the implied fair value of the reporting unit's goodwill to its carrying value to measure the amount of impairment. Intangible assets that are not amortized will be tested for impairment at least annually by comparing the fair values of those assets to their carrying values. At December 31, 2014, goodwill consisted of $1.2 million at the Bank reporting unit. Goodwill increased $790,000 during 2014, due to the acquisition of certain loans, deposits and other assets of Boulevard Bank.  Other identifiable intangible assets that are subject to amortization are amortized on a straight-line basis over a period of seven years. At December 31, 2014, the amortizable intangible assets consisted of core deposit intangibles of $6.3 million, including $2.6 million related to the Valley Bank transaction in June 2014 and $763,000 related to the Boulevard Bank transaction in March 2014.  These amortizable intangible assets are reviewed for impairment if circumstances indicate their value may not be recoverable based on a comparison of fair value. See Note 1 of the accompanying audited financial statements for additional information.

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

Based on the Company's goodwill impairment testing, management does not believe any of its goodwill or other intangible assets are impaired as of December 31, 2014. While the Company believes no impairment existed at December 31, 2014, different conditions or assumptions used to measure fair value of the reporting unit, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of the Company's impairment evaluation in the future.

Current Economic Conditions

Changes in economic conditions could cause the values of assets and liabilities recorded in the financial statements to change rapidly, resulting in material future adjustments in asset values, the allowance for loan losses, or capital that could negatively impact the Company's ability to meet regulatory capital requirements and maintain sufficient liquidity.

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

The national unemployment rate declined from 6.7% as of December 2013 to 5.6% in December 2014. In 2014, job growth averaged 246,000 per month, compared to an average monthly gain of 194,000 in 2013.  Unemployment levels in our market areas decreased during 2014 in all states in which the Company has offices, with all but one state at unemployment levels lower than the National unemployment rate.  Unemployment rates at December 31, 2014 were:  Missouri at 5.4%, Arkansas at 5.7%, Kansas at 4.2%, Iowa at 4.1%, Nebraska at 2.9%, Minnesota at 3.6%, Oklahoma at 4.2% and Texas at 4.6%.  Three out of these eight states had unemployment rates among the ten lowest in the country.  Of the metropolitan areas in which Great Southern Bank does business, the St. Louis market area continues to carry the highest level of unemployment at 5.6%, which is an improvement over the 6.5% rate reported as of December 2013. The unemployment rate at 4.3% for the Springfield market area was below the national and state average for December 2014.  Metropolitan areas in Iowa, Nebraska and Minneapolis boasted unemployment levels ranging from 3.2% - 4.2%, ranking them among the lowest unemployment levels in the nation.

Sales of newly built, single-family homes were at a seasonally adjusted annual rate of 481,000 units in December 2014, according to the U.S. Department of Housing and Urban Development and the U.S. Census Bureau.  This level compares favorably to the level at December 2013.  The median sales price of new houses sold in December 2014 was $298,100, with an average sale price of $377,800.  The seasonally adjusted estimate of new houses for sale at the end of December 2014 was 219,000, which represented a supply of 5.5 months at the sales rate at that time.  An estimated 435,000 new homes were sold in 2014, which is 1.2% above the 2013 level of 429,000.  Foreclosure filings have decreased to their lowest level since 2007.  Building permits have increased across our market areas. However, builders continue to be constrained by tighter credit conditions for home buyers and a limited supply of labor and buildable lots.

The performance of commercial real estate markets also improved substantially in the Company's market areas as shown by increased real estate sales activity and financing of those activities. According to real estate services firm CoStar Group, retail, office and industrial types of commercial real estate properties continue to show improvement in occupancy, absorption and rental income both nationally and in our market areas.

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

In the year ended December 31, 2014, Great Southern's total assets increased $391.1 million, or 11.0%, from $3.56 billion at December 31, 2013, to $3.95 billion at December 31, 2014. Full details of the current year changes in total assets are provided in the "Comparison of Financial Condition at December 31, 2014 and December 31, 2013" section of this Annual Report on Form 10-K.

Loans.  In the year ended December 31, 2014, Great Southern's net loans increased $599.3 million, or 24.6%, from $2.44 billion at December 31, 2013, to $3.04 billion at December 31, 2014.  Partially offsetting the increases in loans were decreases of $49.6 million in the FDIC-covered loan portfolios.  The net carrying value of the loans acquired in the Valley Bank transaction (acquired non-covered loans) was $122.0 million at December 31, 2014, down from $165.1 million at the acquisition date of June 20, 2014.  Excluding acquired covered loans, acquired non-covered loans and mortgage loans held for sale, total loans increased $525.5 million from December 31, 2013 to December 31, 2014, with increases in almost all loan types.  The increase was primarily due to loan growth in our existing banking center network, as well as loans originated through our new commercial loan production offices in Tulsa, Okla., and Dallas, Texas.  As loan demand is affected by a variety of factors, including general economic conditions, and because of the competition we face and our focus on pricing discipline and credit quality, we cannot be assured that our loan growth will match or exceed the level of increases achieved in 2014 or prior years.  The Company's strategy continues to be focused on maintaining credit risk and interest rate risk at appropriate levels.

Loan growth has occurred in most loan types and has come from most of Great Southern's primary lending locations, including Springfield, St. Louis, Kansas City, Des Moines, Omaha and Minneapolis.  The lending offices in Dallas and Tulsa have now been open for several months and are generating new loans as well.  Net loan balances have increased primarily in the areas of commercial real estate, commercial construction and consumer loans.  Generally, the Company considers these types of loans to involve a higher degree of risk compared to some other types of loans, such as first mortgage loans on one- to four-family, owner-occupied residential properties, and has established certain minimum underwriting standards to help assure portfolio quality.  For commercial real estate and construction loans, these standards and procedures include, but are not limited to, an analysis of the borrower's financial condition, collateral, repayment ability, verification of liquid assets and credit history as required by loan type.  In addition, geographic diversity of collateral, lower loan-to-value ratios and limitations on speculative construction projects help to mitigate overall risk in these loans.  It has been, and continues to be, Great Southern's practice to verify information from potential borrowers regarding assets, income or payment ability and credit ratings as applicable and as required by the authority approving the loan.  Underwriting standards also include loan-to-value ratios which vary depending on collateral type, debt service coverage ratios or debt payment to income ratios, where applicable, credit histories, use of guaranties and other recommended terms relating to equity requirements, amortization, and maturity.  Great Southern's loan committee reviews and approves all new loan originations in excess of lender approval authorities.  Consumer loans are primarily secured by new and used motor vehicles and these loans are also subject to certain minimum underwriting standards to assure portfolio quality.  Great Southern's consumer underwriting and pricing standards have been fairly consistent over the past several years.  The underwriting standards employed by Great Southern for consumer loans include a determination of the applicant's payment history on other debts, credit scores, employment history and an assessment of ability to meet existing obligations and payments on the proposed loan.  Although creditworthiness of the applicant is of primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount.

Of the total loan portfolio at December 31, 2014 and 2013, 74.1% and 76.0%, respectively, was secured by real estate, as this is the Bank's primary focus in its lending efforts.  At December 31, 2014 and 2013, commercial real estate and commercial construction loans were 40.7% and 39.5% of the Bank's total loan portfolio (excluding loans acquired through FDIC-assisted transactions), respectively.  Commercial real estate and commercial construction loans generally afford the Bank an opportunity to increase the yield on, and the proportion of interest rate sensitive loans in its portfolio.  They do, however, present somewhat greater risk to the Bank because they may be more adversely affected by conditions in the real estate markets or in the economy generally.  At December 31, 2014 and 2013, loans made in the Springfield, Mo. metropolitan statistical area (Springfield MSA) were 17% and 20% of the Bank's total loan portfolio (excluding loans acquired through FDIC-assisted transactions), respectively.  The Company's headquarters are located in Springfield and we have operated in this market since 1923.  Because of our large presence and experience in the Springfield MSA, many lending opportunities exist.  However, if the economic conditions of the Springfield MSA were worse than those of other market areas in which we operate or the national economy overall, the performance of these loans could decline comparatively.  At December 31, 2014 and 2013, loans made in the St. Louis, Mo. metropolitan statistical area (St. Louis MSA) were 20% and 20% of the Bank's total loan portfolio (excluding loans acquired through FDIC-assisted transactions), respectively.  The

Company's expansion into the St. Louis MSA beginning in May 2009 provided an opportunity to not only expand its markets and provide diversification from the Springfield MSA, but also provided access to a larger economy with increased lending opportunities despite higher levels of competition.  Loans made in the St. Louis MSA are primarily commercial real estate, commercial business and multi-family residential loans which are less likely to be impacted by the higher levels of unemployment rates, as mentioned above under "Current Economic Conditions," than if the focus were on one- to four-family residential and consumer loans.  For further discussions of the Bank's loan portfolio, and specifically, commercial real estate and commercial construction loans, see "Item 1. Business – Lending Activities."

The percentage of fixed-rate loans in our loan portfolio has increased from 44% as of December 31, 2010 to 55% as of December 31, 2014 due to customer preference for fixed rate loans during this period of low interest rates.  Of the total amount of fixed rate loans in our portfolio as of December 31, 2014, 99% mature within one to five years and therefore are not considered to create significant long-term interest rate risk for the Company.  Fixed rate loans make up only a portion of our balance sheet and our overall interest rate risk strategy.  As of December 31, 2014, our interest rate risk models indicated a one-year interest rate earnings sensitivity position that is fairly neutral.  For further discussion of our interest rate sensitivity gap and the processes used to manage our exposure to interest rate risk, see "Quantitative and Qualitative Disclosures About Market Risk – How We Measure the Risks to Us Associated with Interest Rate Changes." For discussion of the risk factors associated with interest rate changes, see "Risk Factors – We may be adversely affected by interest rate changes."

While our policy allows us to lend up to 95% of the appraised value on one-to four-family residential properties, originations of loans with loan-to-value ratios at that level are minimal.  When they are made at those levels, private mortgage insurance is typically required for loan amounts above the 80% level unless our analyses determined minimal risk to be involved, and therefore these loans are not considered to have more risk to us than other residential loans.  We consider these lending practices to be consistent with or more conservative than what we believe to be the norm for banks our size.  At December 31, 2014 and December 31, 2013, an estimated 0.3% and 0.4%, respectively, of total owner occupied one- to four-family residential loans had loan-to-value ratios above 100% at origination.  At December 31, 2014 and December 31, 2013, an estimated 1.8% and 0.5%, respectively, of total non-owner occupied one- to four-family residential loans had loan-to-value ratios above 100% at origination.

At December 31, 2014, troubled debt restructurings totaled $47.6 million, or 1.5% of total loans, down $6.5 million from $54.1 million, or 2.3% of total loans, at December 31, 2013.  The amount of troubled debt restructurings has remained relatively stable since 2011.  Concessions granted to borrowers experiencing financial difficulties may include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.  During the year ended December 31, 2014, five loans totaling $1.7 million were each restructured into multiple new loans.  During the year ended December 31, 2013, four loans totaling $3.5 million were each restructured into multiple new loans.  For further information on troubled debt restructurings, see Note 3 of the accompanying audited financial statements.

The loss sharing agreements with the FDIC are subject to limitations on the types of losses covered and the length of time losses are covered, and are conditioned upon the Bank complying with its requirements in the agreements with the FDIC, including requirements regarding servicing and other loan administration matters.  The loss sharing agreements extend for ten years for single family real estate loans and for five years for other loans.  At December 31, 2014, approximately four years remained on the loss sharing agreement for single family real estate loans acquired from TeamBank and the remaining loans had an estimated average life of two to ten years.  At December 31, 2014, approximately four and one half years remained on the loss sharing agreement for single family real estate loans acquired from Vantus Bank and the remaining loans had an estimated average life of three to twelve years.  At December 31, 2014, approximately seven years remained on the loss sharing agreement for single family real estate loans acquired from Sun Security Bank and the remaining loans had an estimated average life of five to twelve years.  At December 31, 2014, approximately seven and one half years remained on the loss sharing agreement for single family real estate loans acquired from InterBank and the remaining loans had an estimated average life of six to thirteen years.  The loss sharing agreement for non-single-family loans acquired from TeamBank ended on March 31, 2014.  Any additional losses in the non-single-family TeamBank portfolio are not eligible for loss sharing coverage.  The remaining loans in the portfolio had an estimated average life of two to seven years and had a carrying value of $26.9 million at December 31, 2014.  The loss sharing agreement for non-single-family loans acquired from Vantus Bank ended on September 30, 2014.  Any additional losses in the non-single-family Vantus Bank portfolio are not eligible for loss sharing coverage.  The remaining loans in the portfolio had an estimated average life of one to seven years and had a carrying value of $23.1 million at December 31, 2014.  At December 31, 2014, approximately two years remained on the loss sharing agreement for non-single-family loans acquired from Sun Security Bank and the remaining loans had an estimated average life of two years.  At December 31, 2014, approximately two and one half years remained on the loss sharing agreement for non-single-family loans acquired from InterBank and the remaining loans had an estimated average life of one to three years.  While the expected repayments for certain of the acquired loans extend beyond the terms of the loss sharing agreements, the Bank has identified and will continue to identify problem loans and will make every effort to resolve them within the time limits of the agreements.  The Company may sell any loans remaining at the end of the loss sharing agreement subject to the approval of the FDIC.  Loans that were acquired through FDIC-assisted transactions, which are accounted for in pools, are currently included in the analysis and estimation of the allowance for loan losses.  If expected cash flows to be received on any given pool of loans decreases from previous estimates, then a determination is made as to whether the loan pool should be charged down or the allowance for loan losses should be increased (through a provision for loan losses). This is true of all acquired loan pools regardless of whether they are covered by loss sharing agreements. If a charge down occurs to a loan pool that is covered by a loss sharing agreement, the full amount of the charge down will be reflected in the allowance for loan losses and a separate asset will be recorded for the amount to be recovered from the FDIC. The loss sharing agreements and their related limitations are described in detail in Note 4 of the accompanying audited financial statements, included in Item 8 of this Report. For acquired loan pools that currently are not covered by loss sharing agreements, the Company may allocate, and at December 31, 2014, has allocated, a portion of its allowance for loan losses related to these loan pools in a manner similar to how it allocates its allowance for loan losses to those loans which are collectively evaluated for impairment.

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

Available-for-sale Securities.  In the year ended December 31, 2014, available-for-sale securities decreased $189.8 million, or 34.2%, from $555.3 million at December 31, 2013, to $365.5 million at December 31, 2014.  The decrease was primarily due to the sale of the Company's Small Business Administration loan pool securities, other mortgage-backed securities and certain municipal securities during the period, and normal monthly payments received related to the portfolio of mortgage-backed securities.  The Small Business Administration securities were sold at a gain of $569,000.  The Valley Bank securities acquired in June 2014 were sold in July 2014 at a gain of approximately $175,000.

Cash and Cash Equivalents. Cash and cash equivalents totaled $218.6 million at December 31, 2014, a decrease of $9.3 million, or 4.1%, from $227.9 million at December 31, 2013.  The decrease in cash and cash equivalents was primarily due to the repayment of $130 million of FHLBank advances and structured repurchase agreements and the origination of new loans. Offsetting these decreases were increases of $109 million of cash and cash equivalents received in the Valley Bank FDIC-assisted acquisition in June 2014, $80 million of cash received related to the Boulevard Bank transaction in March 2014, and proceeds received from the sale of certain of the Company's investment securities.

Other Real Estate Owned.  Other real estate owned totaled $45.8 million at December 31, 2014, a decrease of $7.7 million, or 14.3%, from $53.5 million at December 31, 2013.  Of the total at December 31, 2014, $42.9 million was foreclosed assets and $2.9 million was other real estate owned not acquired through foreclosure, which is made up 13 properties.  Eleven of these properties were branch locations that have been closed and are held for sale and two of these are land which was acquired for potential branch locations.  Foreclosed assets, excluding those related to assets that are part of FDIC-assisted transactions, decreased from $42.1 million, or 1.2% of total assets, at December 31, 2013 to $35.5 million, or 0.9% of total assets, at December 31, 2014.  The Company's foreclosed assets began increasing as the United States economy slowed due to a severe economic recession in 2008 and 2009, and continued to increase through 2012.  During 2014, the Company's foreclosed assets decreased primarily in the areas of subdivision and commercial construction, multi-family residential and commercial real estate, partially offset by increases in one- to four-family residential.  See "Non-performing Assets – Foreclosed Assets" for additional information on the Company's foreclosed assets.

Deposits.  The Company attracts deposit accounts through its retail branch network, correspondent banking and corporate services areas, and brokered deposits. The Company then utilizes these deposit funds, along with FHLBank advances and other borrowings, to meet loan demand or otherwise fund its activities. In the year ended December 31, 2014, total deposit balances increased $182.2 million, or 6.5%.  Approximately $366 million of deposits were acquired in the FDIC-assisted acquisition of Valley Bank in June 2014.  Approximately $92 million of deposits were acquired in the Boulevard Bank transaction in March 2014.  Transaction account balances increased $78.7 million, while retail certificates of deposit increased $56.3 million.  Great Southern Bank customer deposits totaling $23.7 million and $76.3 million, at December 31, 2014 and December 31, 2013, respectively, were part of the CDARS program which allows bank customers to maintain balances in an insured manner that would otherwise exceed the FDIC deposit insurance limit. The FDIC counts these deposits as brokered, but these are deposit accounts that we generate with customers in our local markets.  Brokered deposits were $150.0 million at December 31, 2014, an increase of $100.0 million from $50.0 million at December 31, 2013.  The Company elected to increase brokered deposits to fund a portion of its loan growth during the period.

Our deposit balances may fluctuate from time to time depending on customer preferences and our relative need for funding.  We do not consider our retail certificates of deposit to be guaranteed long-term funding because customers can withdraw their funds at any time with minimal interest penalty.  When loan demand trends upward, we can increase rates paid on deposits to increase deposit balances and utilize brokered deposits to provide additional funding.  Because the Federal Funds rate is already very low, there may be a negative impact on the Company's net interest income due to the Company's inability to lower its funding costs significantly in the current low interest rate environment, although interest rates on assets may decline further.  The level of competition for deposits in our markets is high. While it is our goal to gain deposit market share, particularly checking accounts, in our branch footprint, we cannot be assured of this in future periods.  In addition, while we have been generally lowering our deposit rates over the past several years, increasing rates paid on deposits can attract deposits if needed.  However, this could negatively impact the Company's net interest margin.

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

Net Interest Income and Interest Rate Risk Management.  Our net interest income may be affected positively or negatively by changes in market interest rates. A portion of our loan portfolio is tied to the "prime rate" and adjusts immediately when this rate adjusts (subject to the effect of loan interest rate floors, which are discussed below).  We monitor our sensitivity to interest rate changes on an ongoing basis (see "Quantitative and Qualitative Disclosures About Market Risk").  In addition, our net interest income may be impacted by changes in the cash flows expected to be received from acquired loan pools.  As described in Note 4 of the accompanying audited financial statements, the Company's evaluation of cash flows expected to be received from acquired loan pools is on-going and increases in cash flow expectations are recognized as increases in accretable yield through interest income.  Decreases in cash flow expectations are recognized as impairments through the allowance for loan losses.

The current level and shape of the interest rate yield curve poses challenges for interest rate risk management. The FRB last changed interest rates on December 16, 2008. Great Southern has a significant portfolio of loans which are tied to a "prime rate" of interest. Most of these loans are tied to some national index of "prime," while some are indexed to "Great Southern prime." The Company has elected to leave its "Great Southern prime rate" of interest at 5.00%. This does not affect a large number of customers, as a majority of the loans indexed to "Great Southern prime" are already at interest rate floors which are provided for in individual loan documents. But for the interest rate floors, a rate cut by the FRB generally would have an anticipated immediate negative impact on the Company's net interest income due to the large total balance of loans which generally adjust immediately as the Federal Funds rate adjusts. Loans at their floor rates are subject to the risk that borrowers will seek to refinance elsewhere at the lower market rate, however.  Because the Federal Funds rate is already very low, there may also be a negative impact on the Company's net interest income due to the Company's inability to lower its funding costs significantly in the current environment, although interest rates on assets may decline further. Conversely, interest rate increases would normally result in increased interest rates on our prime-based loans.  The interest rate floors in effect may limit the immediate increase in interest rates on these loans, until such time as rates rise above the floors.  However, the Company may have to increase rates paid on deposits to maintain deposit balances and pay higher rates on borrowings.  The impact of the low rate environment on our net interest margin in future periods is expected to be fairly neutral.  As our time deposits mature in future periods, we may be able to reduce rates somewhat as they renew.  However, any margin gained by these rate reductions is likely to be offset by reduced yields from our investment securities and our existing loan portfolio as payments are made and the proceeds are potentially reinvested at lower rates.  Interest rates on adjustable rate loans may reset lower according to their contractual terms and new loans may be originated at lower market rates.  For further discussion of the processes used to manage our exposure to interest rate risk, see "Quantitative and Qualitative Disclosures About Market Risk – How We Measure the Risks to Us Associated with Interest Rate Changes."
The negative impact of declining loan interest rates has been mitigated by the positive effects of the Company's loans which have interest rate floors. At December 31, 2014, the Company had a portfolio (excluding the loans acquired in the FDIC-assisted transactions) of prime-based loans totaling approximately $534 million with rates that change immediately with changes to the prime rate of interest. Of this total, $484 million also had interest rate floors. These floors were at varying rates, with $15 million of these loans having floor rates of 7.0% or greater and another $229 million of these loans having floor rates between 5.0% and 7.0%. In addition, $240 million of these loans have floor rates between 2.75% and 5.0%.  At December 31, 2014, all of these loans were at their floor rates. The loan yield for the total loan portfolio was approximately 141 basis points, 185 basis points and 214 basis points higher than the national "prime rate of interest" at December 31, 2014, 2013 and 2012, respectively, partly because of these interest rate floors. While interest rate floors have had an overall positive effect on the Company's results during this period, they do subject the Company to the risk that borrowers will elect to refinance their loans with other lenders.  To the extent economic conditions improve, the risk that borrowers will seek to refinance their loans increases.

Non-Interest Income and Operating Expenses.  The Company's profitability is also affected by the level of its non-interest income and operating expenses. Non-interest income consists primarily of service charges and ATM fees, accretion income (net of amortization) related to the FDIC-assisted acquisitions, late charges and prepayment fees on loans, gains on sales of loans and available-for-sale investments and other general operating income. In 2014, 2012, 2011 and 2009, non-interest income was also affected by the gains recognized on the FDIC-assisted transactions. In 2014, 2013 and 2012, increases in the cash flows expected to be collected from the FDIC-covered loan portfolios resulted in amortization (expense) recorded relating to reductions of expected reimbursements under the loss sharing agreements with the FDIC, which are recorded as indemnification assets.  Non-interest income may also be affected by the Company's interest rate derivative activities, if the Company chooses to implement derivatives.  Operating expenses consist primarily of salaries and employee benefits, occupancy-related expenses, expenses related to foreclosed assets, postage, FDIC deposit insurance, advertising and public relations, telephone, professional fees, office expenses and other general operating expenses.  Details of the current period changes in non-interest income and non-interest expense are provided under "Results of Operations and Comparison for the Years Ended December 31, 2014 and 2013."

Business Initiatives

The Company completed several initiatives to expand and enhance the franchise in 2014.

Commercial loan production offices were opened in Tulsa, Okla., and Dallas, Texas, in February 2014. The Tulsa office is located in southeast Tulsa at 4200 E. Skelly Dr. and the Dallas office is in Preston Center (north Dallas) at 8201 Preston Rd.  Managed by experienced lenders with local market knowledge, the offices provide a wide variety of commercial lending services including fixed and variable-rate commercial real estate loans for new and existing property. Competitive commercial construction and portfolio financing are also available.

In March 2014, Great Southern completed the acquisitions of certain loan and depository accounts and two branches in Neosho, Mo., and certain depository and loan customers serviced in St. Louis, Mo., from Neosho, Mo.-based Boulevard Bank. The combined Neosho and St. Louis transactions represented approximately $92 million in deposits and $11 million in loans. In June 2014, the loan and deposit accounts of the affected former Boulevard Bank customers were converted to Great Southern's operating systems, allowing these customers to bank at any of Great Southern Bank's retail banking centers or through Great Southern's various electronic channels.  Related to this acquisition, the Bank consolidated its legacy Great Southern Neosho office into the former Boulevard Bank branch directly across the street.

In June 2014, Great Southern Bank entered into a purchase and assumption agreement (with no loss sharing agreement) with the Federal Deposit Insurance Corporation to acquire certain loans and other assets and assume all of the deposits of Valley Bank, a full-service bank headquartered in Moline, Ill., with significant operations in Iowa. At the time of this acquisition, Valley Bank operated 13 locations – six locations in the Quad Cities market area and seven in central Iowa, primarily in the Des Moines market area. The acquisition provided the Company a new entry into the Quad Cities market and enhanced its presence in the Des Moines region. In September 2014, two former Valley Bank locations were closed – one in Moline, Ill., and one in Altoona, Iowa. A new banking center in Ames, Iowa, opened for business in October 2014, replacing the leased former Valley Banking office in that market. The Company converted the Valley Bank operational systems into Great Southern's systems on October 24, 2014, enabling all Great Southern and former Valley Bank customers to conduct business at any banking center throughout the Great Southern six-state retail franchise. Upon completion of the operational conversion, back office operations were consolidated.

Also in June 2014, two new banking centers were opened. A banking center began operating in Fayetteville, Ark., a part of the Northwest Arkansas region and home to the University of Arkansas. This opening represented the second office in Northwest Arkansas, the other being located in nearby Rogers, Ark.  A new full-service office was also opened in Ferguson, Mo., representing the eighth banking center in the St. Louis metropolitan area.

In September 2014, the Company closed two banking centers - one each in Lamar, Mo., and Johnston, Iowa.  Both of these offices were leased and were underutilized.  Customer accounts have been moved to other Great Southern locations.

Construction of a full-service banking center in Columbia, Mo., home of the University of Missouri, is underway.  The new banking center site is located at 3200 S. Providence Road and is expected to be open late in the first quarter of 2015.

In mid-2014, the Company purchased a 20,000-square-foot former bank office building in Leawood, Johnson County, Kan., a suburb of the Kansas City metropolitan market area. Scheduled to be open for business in mid-2015, the office will house the Kansas City commercial lending group, currently located in nearby Overland Park, Kan., and a retail banking center. Additional space in the building is leased to tenants unrelated to the Company.

To enhance customer service, the Company completed the implementation of "instant issue" debit card technology in its banking center network in the fourth quarter of 2014. Customers can now conveniently receive a fully-activated debit card at the time of their visit at all 108 banking centers.

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

Significant Legislation Impacting the Financial Services Industry. On July 21, 2010, sweeping financial regulatory reform legislation entitled the "Dodd-Frank Wall Street Reform and Consumer Protection Act" (the "Dodd-Frank Act") was signed into law. The Dodd-

Frank Act implements far-reaching changes across the financial regulatory landscape, including provisions that, among other things, centralize responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau, with broad rulemaking authority for a wide range of consumer protection laws that apply to all banks, require new capital rules (discussed below), change the assessment base for federal deposit insurance, repeal the federal prohibitions on the payment of interest on demand deposits, amend the account balance limit for federal deposit insurance protection, and increase the authority of the Federal Reserve Board to examine the Company and its non-bank subsidiaries.

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

A provision of the Dodd-Frank Act, commonly referred to as the "Durbin Amendment," directed the FRB to analyze the debit card payments system and fix the interchange rates based upon their estimate of actual costs. The FRB has established the interchange rate for all debit transactions for issuers with over $10 billion in assets at $0.21 per transaction. An additional five basis points of the transaction amount and an additional $0.01 may be collected by the issuer for fraud prevention and recovery, provided the issuer performs certain actions. Although the Bank is currently exempt from the provisions of the rule on the basis of asset size, there is some uncertainty about the long-term impact there will be on the interchange rates for issuers below the $10 billion level of assets.

New Capital Rules. The federal banking agencies have adopted new regulatory capital rules that substantially amend the risk-based capital rules applicable to the Bank and the Company. The new rules implement the "Basel III" regulatory capital reforms and changes required by the Dodd-Frank Act. "Basel III" refers to various documents released by the Basel Committee on Banking Supervision. For the Company and the Bank, the general effective date of the new rules is January 1, 2015, and, for certain provisions, various phase-in periods and later effective dates apply. The chief features of the new rules are summarized below.

The new rules refine the definitions of what constitutes regulatory capital and add a new regulatory capital element, common equity Tier 1 capital. The minimum capital ratios are (i) a common equity Tier 1 risk-based capital ratio of 4.5%; (ii) a Tier 1 risk-based capital ratio of 6%; (iii) a total risk-based capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4%. In addition to the minimum capital ratios, the new rules include a capital conservation buffer, under which a banking organization must have capital more than 2.5% above each of its minimum risk-based capital ratios in order to avoid restrictions on paying dividends, repurchasing shares, and paying certain discretionary bonuses.

Effective January 1, 2015, the new rules also revised the prompt corrective action framework, which is designed to place restrictions on insured depository institutions if their capital levels show signs of weakness. Under the new prompt corrective action requirements, insured depository institutions are required to meet the following in order to qualify as "well capitalized:" (i) a common equity Tier 1 risk-based capital ratio of at least 6.5%; (ii) a Tier 1 risk-based capital ratio of at least 8%; (iii) a total risk-based capital ratio of at least 10%; and (iv) a Tier 1 leverage ratio of 5%.

Recent Accounting Pronouncements

See Note 1 to the accompanying audited financial statements, which are included in Item 8 of this Report, for a description of recent accounting pronouncements including the respective dates of adoption and expected effects on the Company's financial position and results of operations.

Comparison of Financial Condition at December 31, 2014 and December 31, 2013

During the year ended December 31, 2014, total assets increased by $391.1 million to $3.95 billion. The increase was primarily attributable to an increase in loans, with smaller increases in premises and equipment and FHLBank stock.  These increases were due to growth of the Company's loan portfolio through significant loan originations in 2014 as well as the FDIC-assisted acquisition of Valley Bank, which accounted for a portion of the increase in loans and most of the increase in premises and equipment.  The Company's required FHLBank stock holdings increased as a result of its higher usage of FHLBank advances.  Partially offsetting these increases were declines in the balances of available-for-sale-securities and the FDIC indemnification asset.  The Company chose to sell certain investment securities during 2014 and also elected to not reinvest the monthly repayments received on mortgage-backed securities in new investment securities.  Some of the proceeds were used to fund loan growth, including acquisitions.

Net loans increased $599.3 million to $3.04 billion at December 31, 2014.  Outstanding balances of commercial real estate loans increased $165.2 million, or 21.2%, multi-family residential loans increased $66.8 million, or 20.5%, commercial business loans increased $38.7 million, or 12.3%, consumer auto loans increased $188.6 million, or 140%, and construction loans (primarily commercial construction) increased $197.0 million, or 62.2%.  Net loans also increased $122.0 million as a result of the FDIC-assisted acquisition of Valley Bank in 2014.  Partially offsetting these increases was a decrease in net loans acquired through the FDIC-assisted transactions prior to 2014 of $49.6 million, or 12.8%, primarily because of loan repayments.  The increase in loans during 2014 was primarily due to financing loans which had been previously financed by other lenders and increased business activity.  The Company's strategy continues to be focused on maintaining credit risk and interest rate risk at appropriate levels given the current credit and economic environments.

Related to the loans purchased in the 2012, 2011 and 2009 FDIC-assisted transactions, the Company recorded indemnification assets which represent payments expected to be received from the FDIC through loss sharing agreements.  The total balance of the FDIC indemnification asset decreased $28.4 million to $44.3 million at December 31, 2014.  The decrease was primarily due to the billing and collection of realized losses from the FDIC as well as estimated improved cash flows to be collected from the loan obligors, resulting in reductions in payments expected to be received from the FDIC.  The expected improved cash flows are further discussed in the "Interest Income – Loans" section below.  The 2014 Valley Bank acquisition did not include a loss sharing agreement with the FDIC; therefore, no indemnification asset was recorded as part of the transaction.

Securities available for sale decreased $189.8 million, or 34.2%, as compared to December 31, 2013.  The decrease was primarily due to paydowns on mortgage-backed securities, which decreased $109.8 million from $367.6 million at December 31, 2013 to $257.8 million at December 31, 2014, and calls, maturities and sales of securities with proceeds used to fund new loans and pay off maturing deposits.  The Company elected to sell its remaining investment in Small Business Administration loan pools, which decreased investments by $44.9 million, and also sold some of its municipal securities portfolio, which decreased by $37.7 million.  The available-for-sale securities portfolio was 9.3% and 15.6% of total assets at December 31, 2014 and December 31, 2013, respectively.

Total liabilities increased $352.0 million from $3.18 billion at December 31, 2013 to $3.53 billion at December 31, 2014. The increase was primarily attributable to increases in deposits, FHLBank advances, securities sold under reverse repurchase agreements with customers, and short term borrowings.  In the year ended December 31, 2014, total deposit balances increased $182.2 million, or 6.5%.  This increase was primarily related to the FDIC-assisted acquisition of Valley Bank in 2014.  Interest-bearing checking and savings accounts increased $83.2 million and retail certificates of deposit increased $56.3 million.  At December 31, 2014 and December 31, 2013, Great Southern Bank customer deposits totaling $23.7 million and $76.3 million, respectively, were part of the CDARS program which allows bank customers to maintain balances in an insured manner that would otherwise exceed the FDIC deposit insurance limit. The FDIC counts these deposits as brokered, but these are deposit accounts that we generate with customers in our local markets. The Company did not actively try to grow CDARS customer deposits during the current period and decreased interest rates offered on these deposits during the year ended December 31, 2014.  Traditional brokered deposits increased from $50.0 million at December 31, 2013, to $149.8 million at December 31, 2014.

FHLBank advances increased $144.9 million, or 114.3%, from December 31, 2013.  These advances were used as a supplemental source to fund the Company's growth in loans.  The increase in short term borrowings also related to overnight funds borrowed from the FHLBank ($41 million on December 31, 2014).

Securities sold under reverse repurchase agreements with customers increased $34.0 million, or 25.2%, from December 31, 2013 as these balances fluctuate over time.

Total stockholders' equity increased $39.0 million from $380.7 million at December 31, 2013 to $419.7 million at December 31, 2014. The Company recorded net income of $43.5 million for the year ended December 31, 2014, common and preferred dividends declared were $11.5 million and accumulated other comprehensive income increased $4.6 million.  The increase in accumulated other comprehensive income resulted from increases in the fair value of the Company's available-for-sale investment securities.  In addition, total stockholders' equity increased $3.0 million due to stock option exercises and decreased $512,000 due to the Company's purchase of its common stock.

Results of Operations and Comparison for the Years Ended December 31, 2014 and 2013

General

Net income increased $9.8 million, or 29.1%, during the year ended December 31, 2014, compared to the year ended December 31, 2013.  Net income was $43.5 million for the year ended December 31, 2014 compared to $33.7 million for the year ended December 31, 2013.  This increase was due to an increase in net interest income of $8.0 million, or 5.0%, an increase in non-interest income of $9.4 million, or 177.2%, and a decrease in the provision for loan losses of $13.2 million, or 76.1%, partially offset by an increase in non-interest expense of $15.2 million, or 14.4%, and an increase in provision for income taxes of $5.6 million, or 68.3%. Non-interest income for the year ended December 31, 2014 included a gain recognized on business acquisition of $10.8 million.  Net income available to common shareholders was $43.0 million for the year ended December 31, 2014 compared to $33.2 million for the year ended December 31, 2013.

Total Interest Income
Total interest income increased $4.6 million, or 2.6%, during the year ended December 31, 2014 compared to the year ended December 31, 2013. The increase was due to an $8.7 million, or 5.3%, increase in interest income on loans, partially offset by a $4.1 million, or 27.5%, decrease in interest income on investments and other interest-earning assets.  Interest income on loans increased in 2014, due to higher average balances on loans, partially offset by lower average rates of interest. Interest income from investment securities and other interest-earning assets decreased during 2014 compared to 2013 primarily due to lower average balances. The lower average balances of investments were primarily due to the sale of the Company's Small Business Administration loan pool securities and the sale of certain mortgage-backed securities, and as a result of management's decision to not reinvest mortgage-backed securities' monthly cash flows back into investments, but to utilize the proceeds to fund loan growth. Prepayments on the mortgages underlying these securities resulted in amortization of premiums which also reduced yields.  Interest income on loans is affected by variations in the adjustments to accretable yield due to increases in expected cash flows to be received from the FDIC-acquired loan pools as discussed below in "Interest Income – Loans" and in Note 4 of the accompanying audited financial statements, which are included in Item 8 of this Report.  In 2014, many higher yielding loans matured or were repaid.  These loans were replaced with new loans that were generally at rates lower than those that repaid during the year, resulting in lower overall yields in the loan portfolio.  Higher average balances of loans more than offset the lower interest income on loans.
Interest Income - Loans
During the year ended December 31, 2014 compared to the year ended December 31, 2013, interest income on loans increased due to higher average balances, partially offset by lower average interest rates.  Interest income increased $24.5 million as a result of higher average loan balances which increased from $2.40 billion during the year ended December 31, 2013 to $2.78 billion during the year ended December 31, 2014.  The higher average balances were primarily due to increases in commercial real estate loans, commercial business loans, construction loans, other residential loans and consumer loans categories. A portion of this loan growth resulted from the Company acquiring $165.1 million in loans as part of the Valley FDIC-assisted transaction in June 2014, the balance of which were $122.0 million at December 31, 2014.

In the three months ended December 31, 2014, the Company collected $1.9 million from customers with loans which had previously not been expected to be collectible.  In accordance with the Company's accounting methodology, these collections were accounted for as increases in estimated cash flows and were recorded as interest income, thereby increasing net interest income and net interest margin.  These collections related to acquired loans which were subject to loss sharing agreements with the FDIC; therefore, 80% of the amounts collected, or $1.5 million, is owed to the FDIC.  This $1.5 million of expense is included in non-interest income under "accretion (amortization) of income related to business acquisitions."

Interest income decreased $15.8 million as the result of lower average interest rates on loans.  The average yield on loans decreased from 6.82% during the year ended December 31, 2013 to 6.20% during the year ended December 31, 2014.  This decrease was due to lower overall loan rates, and a slightly lower amount of accretion income in the current year in conjunction with the fair value of the loan pools acquired in the FDIC-assisted transactions, as the additional yield accretion was $35.0 million in 2014 and was $35.2 million in 2013.  On an on-going basis the Company estimates the cash flows expected to be collected from the acquired loan pools. This cash flows estimate has increased, based on the payment histories and reduced loss expectations of the loan pools, resulting in a total of $201.0 million of adjustments to be spread on a level-yield basis over the remaining expected lives of the loan pools. The increases in expected cash flows also reduced the amount of expected reimbursements under the loss sharing agreements with the FDIC, which are recorded as indemnification assets. Therefore, the expected indemnification assets have also been reduced, resulting in a total of $165.5 million of adjustments to be amortized on a comparable basis over the remainder of the loss sharing agreements or the remaining expected life of the loan pools, whichever is shorter.  For the years ended December 31, 2014 and 2013, the adjustments increased interest income by $35.0 million and $35.2 million, respectively, and decreased non-interest income by $28.7 million and $29.5 million, respectively.  The net impact to pre-tax income was $6.2 million and $5.8 million, respectively, for the years ended December 31, 2014 and 2013.  As of December 31, 2014, the remaining accretable yield adjustment that will affect interest income is $26.9 million and the remaining adjustment to the indemnification assets, including the effects of the clawback liability related to InterBank, that will affect non-interest income (expense) is $(22.6) million.  Of the remaining adjustments, we expect to recognize $20.4 million of interest income and $(16.5) million of non-interest income (expense) during 2015.  Additional adjustments may be recorded in future periods from the FDIC-assisted transactions, as the Company continues to estimate expected cash flows from the acquired loan pools.  Excluding the yield accretion, the average yield on loans was 4.94% for the year ended December 31, 2014, down from 5.35% for the year ended December 31, 2013, as a result of normal amortization of higher-rate loans and new loans that were made at current lower market rates.

Interest Income - Investments and Other Interest-earning Assets
Interest income on investments decreased $4.7 million as a result of a decrease in average balances from $717.8 million during the year ended December 31, 2013, to $495.2 million during the year ended December 31, 2014.  Average balances of securities decreased due primarily to the normal monthly payments received on the portfolio of mortgage-backed securities and the sale of securities during 2014, with proceeds being used to fund new loan originations and deposit outflows.  Interest income on other interest-earning assets decreased $156,000 mainly due to lower average balances from $276.4 million during the year ended December 31, 2013, to $185.1 million during the year ended December 31, 2014.  Interest income on investments increased $684,000 as a result of an increase in average interest rates from 2.01% during the year ended December 31, 2013 to 2.11% during the year ended December 31, 2014.  The majority of the Company's securities in 2013 and 2014 were mortgage-backed securities which are backed by hybrid ARMs that have fixed rates of interest for a period of time (generally one to ten years) and then adjust annually.  The actual amount of securities that reprice and the actual interest rate changes on these securities are subject to the level of prepayments on these securities and the changes that actually occur in market interest rates (primarily treasury rates and LIBOR rates).  Mortgage-backed securities are also subject to reduced yields due to more rapid prepayments in the underlying mortgages.  As a result, premiums on these securities may be amortized against interest income more quickly, thereby reducing the yield recorded.
Average balances of interest-earning deposits decreased primarily due to decreases in the Bank's customer deposit balances.  The Company's interest-earning deposits and non-interest-earning cash equivalents currently earn very low or no yield and therefore negatively impact the Company's net interest margin. At December 31, 2014, the Company had cash and cash equivalents of $218.6 million compared to $227.9 million at December 31, 2013.  See "Net Interest Income" for additional information on the impact of this interest activity.

Total Interest Expense
Total interest expense decreased $3.4 million, or 17.7%, during the year ended December 31, 2014, when compared with the year ended December 31, 2013, due to a decrease in interest expense on deposits of $1.1 million, or 9.1%, a decrease in interest expense on FHLBank advances of $1.1 million, or 26.7%, and a decrease in interest expense on short-term and structured repo borrowings of $1.2 million, or 52.7%.

Interest Expense - Deposits
Interest on demand deposits decreased $382,000 due to a decrease in average rates from 0.24% during the year ended December 31, 2013, to 0.22% during the year ended December 31, 2014.  The average interest rates decreased due to lower overall market rates of interest since 2012 and because the Company chose to pay lower rates during 2014 and 2013.  Market rates of interest on checking and money market accounts have been decreasing since late 2008 when the FRB began reducing short-term interest rates.  Interest on demand deposits decreased $81,000 due to a small decrease in average balances from $1.46 billion in the year ended December 31, 2013, to $1.43 billion in the year ended December 31, 2014.  Average noninterest-bearing demand balances increased from $460 million for the year ended December 31, 2013, to $535 million for the year ended December 31, 2014.
Interest expense on time deposits decreased $246,000 due to a decrease in average balances of time deposits from $1.07 billion during the year ended December 31, 2013, to $1.04 billion during the year ended December 31, 2014.  The decrease in average balances of time deposits was primarily due to some customers choosing not to renew their deposits with us upon maturity.  Also contributing to the decrease was the decrease in CDARS deposits from December 31, 2013 to December 31, 2014, partially offset by the increase in brokered deposits from December 31, 2013 to December 31, 2014.  Interest expense on time deposits decreased $412,000 as a result of a decrease in average rates of interest from 0.82% during the year ended December 31, 2013, to 0.78% during the year ended December 31, 2014.  A large portion of the Company's certificate of deposit portfolio matures within one to two years and so it reprices fairly quickly; this is consistent with the portfolio over the past several years.

Interest Expense - FHLBank Advances, Short-term Borrowings and Structured Repurchase Agreements and Subordinated Debentures Issued to Capital Trust

During the year ended December 31, 2014 compared to the year ended December 31, 2013, interest expense on FHLBank advances decreased due to lower average rates of interest, partially offset by higher average balances. Interest expense on FHLBank advances decreased $2.2 million due to a decrease in average interest rates from 3.11% in the year ended December 31, 2013, to 1.69% in the year ended December 31, 2014. The significant decrease in the average rate was due to the repayment of $80 million of the Company's long-term higher-rate FHLBank advances in June 2014. As of December 31, 2014, $230 million of the Company's $272 million of total FHLBank advances are short-term advances with very low interest rates. Most of the remaining advances are fixed-rate and are subject to penalty if paid off prior to maturity.  Partially offsetting this decrease was an increase in interest expense on FHLBank advances of $1.1 million due to an increase in average balances from $127.6 million in the year ended December 31, 2013, to $172.0 million in the year ended December 31, 2014. This increase was primarily due to additional short-term FHLBank advances obtained by the Company during 2014, to fund loan growth and for other short term funding needs.

Interest expense on short-term borrowings and structured repurchase agreements decreased $380,000 due to a decrease in average balances from $233 million during the year ended December 31, 2013, to $189 million during the year ended December 31, 2014. Interest expense on short-term and structured repo borrowings decreased $845,000 due to a decrease in average rates on short-term borrowings from 1.00% in the year ended December 31, 2013, to 0.58% in the year ended December 31, 2014.  The decrease in balances of short-term borrowings in 2014 was primarily due to the repayment by the Company of $50 million of structured repurchase agreements in June 2014. As there were none of the higher-rate structured repurchase agreements during the latter half of 2014, the average rate went down because the interest expense was all related to the lower-rate securities sold under repurchase agreements with customers.
Interest expense on subordinated debentures issued to capital trusts increased $6,000 due to an increase in average rates from 1.81% in the year ended December 31, 2013, to 1.83% in the year ended December 31, 2014.  These are variable-rate debentures which bear interest at an average rate of three-month LIBOR plus 1.57%, adjusting quarterly.

Net Interest Income

Net interest income for the year ended December 31, 2014 increased $8.0 million to $167.6 million compared to $159.6 million for the year ended December 31, 2013. Net interest margin was 4.84% for the year ended December 31, 2014, compared to 4.70% in 2013, an increase of 14 basis points.  The Company's margin was positively impacted in both years by the increases in expected cash flows to be received from the loan pools acquired in the FDIC-assisted transactions and the resulting increases to accretable yield which was discussed previously in "Interest Income – Loans" and is discussed in Note 4 of the accompanying audited financial statements, which are included in Item 8 of this Report.  The impact of these changes on the years ended December 31, 2014 and 2013 were increases in interest income of $35.0 million and $35.2 million, respectively, and increases in net interest margin of 101 basis points and 104 basis points, respectively.  Excluding the positive impact of the additional yield accretion, net interest margin increased 17 basis points during the year ended December 31, 2014.  The increase in net interest margin is primarily due to a decrease in interest expense on FHLB advances and short-term borrowings, due to the payoff of FHLB advances and structured repurchase agreements.  In addition, the mix of assets has continued to change through an increase in the average balance of loans and a decrease in the average balance of investment securities and other interest-earning assets.  Our average yield on loans is higher than our average yield on investments.                 During 2013 and 2014, market rates on checking and savings deposits decreased slightly and retail time deposits renewed at somewhat lower rates of interest.  The Company has also experienced decreases in yields on loans and investments, excluding the yield accretion income discussed above, when compared to the previous year.  Existing loans continue to repay, and in many cases new loans are originated at rates which are lower than the rates on those repaying loans and may be lower than existing average portfolio rates.

The Company's overall interest rate spread increased 14 basis points, or 3.0%, from 4.60% during the year ended December 31, 2013, to 4.74% during the year ended December 31, 2014. The increase was due to an 11 basis point decrease in the weighted average rate paid on interest-bearing liabilities and a three basis point increase in the weighted average yield on interest-earning assets. The Company's overall net interest margin increased 14 basis points, or 3.0%, from 4.70% for the year ended December 31, 2013, to 4.84% for the year ended December 31, 2014.  In comparing the two years, the yield on loans decreased 62 basis points while the yield on investment securities and other interest-earning assets increased 10 basis points. The rate paid on deposits decreased four basis points, the rate paid on FHLBank advances decreased 142 basis points, the rate paid on short-term borrowings decreased 42 basis points and the rate paid on subordinated debentures issued to capital trust increased two basis points.

The Company's net interest income and margin has been significantly impacted by additional yield accretion recognized in conjunction with updated estimates of the fair value of the loan pools acquired in the 2009, 2011 and 2012 FDIC-assisted transactions. On an on-going basis, the Company estimates the cash flows expected to be collected from the acquired loan pools. For each of the loan portfolios acquired, the cash flow estimates have increased, based on payment histories and reduced loss expectations of the loan pools. This resulted in increased income that was spread on a level-yield basis over the remaining expected lives of the loan pools. The increases in expected cash flows also reduced the amount of expected reimbursements under the loss sharing agreements with the FDIC, which are recorded as indemnification assets. Therefore, the expected indemnification assets have also been reduced each quarter since the fourth quarter of 2010, resulting in adjustments to be amortized on a comparable basis over the remainder of the loss sharing agreements or the remaining expected lives of the loan pools, whichever is shorter.  Additional estimated cash flows, primarily related to the InterBank loan portfolios, were recorded in 2014.

In addition, beginning in the three months ended December 31, 2014, the Company's net interest income and margin has been impacted by additional yield accretion recognized in conjunction with updated estimates of the fair value of the loan pools acquired in the June 2014 Valley Bank FDIC-assisted transaction.  Beginning with the three months ended December 31, 2014, the cash flow estimates have increased for certain of the Valley Bank loan pools primarily based on significant loan repayments and also due to collection of certain loans, thereby reducing loss expectations on certain of the loan pools. This resulted in increased income that was spread on a level-yield basis over the remaining expected lives of these loan pools.  The Valley Bank transaction does not include a loss sharing agreement with the FDIC.  Therefore, there is no related indemnification asset. The entire amount of the discount adjustment will be accreted to interest income over time with no offsetting impact to non-interest income.  The amount of the Valley Bank discount adjustment accreted to interest income in 2014 was $981,000.

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

Weak economic conditions, higher inflation or interest rates, or other factors may lead to increased losses in the portfolio and/or requirements for an increase in loan loss provision expense. Management maintains various controls in an attempt to limit future losses, such as a watch list of possible problem loans, documented loan administration policies and a loan review staff to review the quality and anticipated collectability of the portfolio. Additional procedures provide for frequent management review of the loan portfolio based on loan size, loan type, delinquencies, on-going correspondence with borrowers and problem loan work-outs. Management determines which loans are potentially uncollectible, or represent a greater risk of loss, and makes additional provisions to expense, if necessary, to maintain the allowance at a satisfactory level.

The provision for loan losses decreased $13.2 million to $4.2 million during the year ended December 31, 2014 when compared with the year ended December 31, 2013.  At December 31, 2014, the allowance for loan losses was $38.4 million, a decrease of $1.7 million from December 31, 2013. Total net charge-offs were $5.8 million and $17.9 million for the years ended December 31, 2014 and 2013, respectively.  Nine relationships made up $5.1 million of the gross charge-off total ($7.8 million excluding consumer loans and overdrafts) for the year ended December 31, 2014, and one relationship made up $2.5 million of the gross recoveries ($4.0 million excluding consumer loans and overdrafts) for the year, which are included in the net charge-off total above.  The decrease in net charge-offs and provision for loan losses in 2014 were consistent with our expectations, as indicated in previous filings.  General market conditions, and more specifically, real estate absorption rates and unique circumstances related to individual borrowers and projects also contributed to the level of provisions and charge-offs.  As properties were categorized as potential problem loans, non-performing loans or foreclosed assets, evaluations were made of the values of these assets with corresponding charge-offs as appropriate.

Loans acquired in the 2009, 2011 and 2012 FDIC-assisted transactions are, or were, covered by loss sharing agreements between the FDIC and Great Southern Bank which afford Great Southern Bank at least 80% protection from losses in the acquired portfolio of loans.  The FDIC loss sharing agreements are subject to limitations on the types of losses covered and the length of time losses are covered and are conditioned upon the Bank complying with its requirements in the agreements with the FDIC.  These limitations are described in detail in Note 4 of the accompanying audited financial statements, which are included in Item 8 of this Report.  The acquired loans were grouped into pools based on common characteristics and were recorded at their estimated fair values, which incorporated estimated credit losses at the acquisition dates.  These loan pools are systematically reviewed by the Company to determine the risk of losses that may exceed those identified at the time of the acquisition.  Techniques used in determining risk of loss are similar to those used to determine the risk of loss for the legacy Great Southern Bank portfolio, with most focus being placed on those loan pools which include the larger loan relationships and those loan pools which exhibit higher risk characteristics.  Review of the acquired loan portfolio also includes meetings with customers, review of financial information and collateral valuations to determine if any additional losses are apparent.  Former Valley Bank loans are accounted for in pools and were recorded at their fair value at the time of the acquisition as of June 20, 2014; therefore, these loan pools are analyzed rather than the individual loans.

The Bank's allowance for loan losses as a percentage of total loans, excluding loans covered by the FDIC loss sharing agreements, was 1.34% and 1.92% at December 31, 2014 and 2013, respectively.  Management considers the allowance for loan losses adequate to cover losses inherent in the Company's loan portfolio at December 31, 2014, based on recent reviews of the Company's loan portfolio and current economic conditions.  If economic conditions were to deteriorate or management's assessment of the loan portfolio were to change, it is possible that additional loan loss provisions would be required, thereby adversely affecting future results of operations and financial condition.

Non-performing Assets

Former TeamBank, Vantus Bank, Sun Security Bank and InterBank non-performing assets, including foreclosed assets, are not included in the totals or in the discussion of non-performing loans, potential problem loans and foreclosed assets below as they are, or were subject to loss sharing agreements with the FDIC, which cover at least 80% of principal losses that may be incurred in these portfolios for the applicable terms under the agreements.  At December 31, 2014, there were no material non-performing assets that were previously covered, and are now not covered, under the TeamBank or Vantus Bank non-single-family loss sharing agreements.  In addition, FDIC-supported TeamBank, Vantus Bank, Sun Security Bank and InterBank assets were initially recorded at their estimated fair values as of their acquisition dates of March 20, 2009, September 4, 2009, October 7, 2011, and April 27, 2012, respectively.  The overall performance of the FDIC-covered loan pools acquired in 2009, 2011 and 2012 has been better than original expectations as of the acquisition dates.  Former Valley Bank loans are also excluded from the totals and the discussion of non-performing loans, potential problem loans and foreclosed assets below, although they are not covered by a loss sharing agreement.  Former Valley Bank loans are accounted for in pools and were recorded at their fair value at the time of the acquisition as of June 20, 2014; therefore, these loan pools are analyzed rather than the individual loans.

The loss sharing agreement for the non-single-family portion of the loans acquired in the TeamBank transaction ended on March 31, 2014.  Any additional losses in that non-single-family portfolio will not be eligible for loss sharing coverage. At this time, the Company does not expect any material losses in this non-single-family loan portfolio, which totaled $28.3 million at December 31, 2014.

The loss sharing agreement for the non-single-family portion of the loans acquired in the Vantus Bank transaction ended on September 30, 2014.  Any additional losses in that non-single-family portfolio will not be eligible for loss sharing coverage.  At this time, the Company does not expect any material losses in this non-single-family loan portfolio, which totaled $23.2 million, at December 31, 2014.

As a result of changes in balances and composition of the loan portfolio, changes in economic and market conditions that occur from time to time, and other factors specific to a borrower's circumstances, the level of non-performing assets will fluctuate. Non-performing assets, excluding FDIC-covered non-performing assets and other FDIC-assisted acquired assets, at December 31, 2014 were $43.7 million, a decrease of $18.4 million from $62.1 million at December 31, 2013.  Non-performing assets, excluding FDIC-covered non-performing assets and other FDIC-assisted acquired assets, as a percentage of total assets were 1.11% at December 31, 2014, compared to 1.74% at December 31, 2013.

Compared to December 31, 2013, non-performing loans decreased $11.8 million to $8.1 million and foreclosed assets decreased $6.6 million to $35.5 million.  Commercial real estate loans comprised $4.7 million, or 57.7%, of the total of $8.1 million of non-performing loans at December 31, 2014.  Non-performing one-to four-family residential loans comprised $1.7 million, or 20.4%, of the total non-performing loans at December 31, 2014.  Non-performing consumer loans were $1.1 million, or 13.7%, of total non-performing loans at December 31, 2014.  Non-performing commercial business loans were $411,000, or 5.0%, of total non-performing loans at December 31, 2014.  Non-performing construction and land development loans were $255,000, or 3.1%, of total non-performing loans at December 31, 2014.

Non-performing Loans. Activity in the non-performing loans category during the year ended December 31, 2014, was as follows:
	Beginning Balance, January 1	Additions	Removed from Non- Performing	Transfers to Potential Problem Loans	Transfers to Foreclosed Assets	Charge-Offs	Payments	Ending Balance, December 31
	(In Thousands)

One- to four-family construction	$—	$—	$—	$—	$—	$—	$—	$—
Subdivision construction	871	3,231	—	—	(2,367)	(1,136)	(599)	—
Land development	338	102	—	—	(67)	(80)	(38)	255
Commercial construction	—	—	—	—	—	—	—	—
One- to four-family residential	4,361	5,489	(76)	(1,088)	(4,657)	(1,129)	(1,235)	1,665
Other residential	—	—	—	—	—	—	—	—
Commercial real estate	6,205	5,884	(1,577)	—	—	(1,363)	(4,450)	4,699
Other commercial	7,231	342	(3,118)	—	—	(2,417)	(1,627)	411
Consumer	900	1,193	(273)	(52)	(42)	(206)	(403)	1,117

Total	$19,906	$16,241	$(5,044)	$(1,140)	$(7,133)	$(6,331)	$(8,352)	$8,147

At December 31, 2014, the non-performing commercial real estate category included eight loans, one of which was transferred from potential problem loans during the current year.  The largest relationship in this category, which was added in the current year, totaled $2.0 million, or 43.3% of the total category, and is collateralized by office buildings in Southeast Missouri.  The second largest relationship in this category, which was added in a previous year, totaled $1.9 million, or 40.9%, of the total category, and is collateralized by a theater property in Branson, Mo.  The non-performing one- to four-family residential category included 37 loans, 20 of which were added during the year.  There were 34 properties in the one-to four-family category which were transferred to foreclosed assets during the year.  Of those, 15 properties, totaling $2.1 million, related to two borrowers.  The non-performing consumer category included 74 loans, 58 of which were added during the year.  The non-performing commercial business category included eight loans, four of which were added during the year.  The subdivision construction category of non-performing loans had a balance of $-0- at December 31, 2014, and had $2.4 million transferred to foreclosed assets during the year.  The total $2.4 million of transfers to foreclosed assets was related to two borrowers, and $688,000 of the total $1.1 million of charge-offs for the subdivision construction category was related to those two borrowers.

Foreclosed Assets. Of the total $45.8 million of other real estate owned at December 31, 2014, $5.7 million represents the fair value of foreclosed assets covered by FDIC loss sharing agreements, $879,000 represents the fair value of foreclosed assets previously covered by FDIC loss sharing agreements, $778,000 represents foreclosed assets related to Valley Bank and not covered by loss sharing agreements, $87,000 represents other assets related to acquired loans, and $2.9 million represents properties which were not acquired through foreclosure. The foreclosed assets and other assets related to acquired loans and the properties not acquired through foreclosure are not included in the following table and discussion of foreclosed assets.  Because sales of foreclosed properties exceeded additions, total foreclosed assets decreased.  Activity in foreclosed assets during the year ended December 31, 2014, was as follows:

	Beginning Balance, January 1	Additions	Proceeds from Sales	Capitalized Costs	ORE Expense Write-Downs	Ending Balance, December 31
	(In Thousands)

One- to four-family construction	$—	$223	$—	$—	$—	$223
Subdivision construction	11,652	2,144	(3,079)	—	(860)	9,857
Land development	18,920	76	(333)	—	(1,495)	17,168
Commercial construction	—	—	—	—	—	—
One- to four-family residential	744	4,800	(1,989)	—	(202)	3,353
Other residential	5,900	—	(3,060)	96	(311)	2,625
Commercial real estate	4,135	417	(2,773)	—	(147)	1,632
Commercial business	79	—	(3)	—	(17)	59
Consumer	715	3,051	(3,101)	—	(41)	624

Total	$42,145	$10,711	$(14,338)	$96	$(3,073)	$35,541

At December 31, 2014, the land development category of foreclosed assets included 33 properties, the largest of which was located in northwest Arkansas and had a balance of $2.3 million, or 13.3% of the total category.  Of the total dollar amount in the land development category of foreclosed assets, 41.4% and 34.7% was located in northwest Arkansas and in the Branson, Mo., area, respectively, including the largest property previously mentioned.  The subdivision construction category of foreclosed assets included 31 properties, the largest of which was located in the St. Louis, Mo. metropolitan area and had a balance of $1.7 million, or 17.7% of the total category.  One relationship, which was originated in 2006, made up $1.3 million of the $2.1 million of additions in the subdivision construction category, and is collateralized by property near the Kansas City, Mo. metropolitan area.  Of the total dollar amount in the subdivision construction category of foreclosed assets, 18.2% and 15.5% is located in Branson, Mo. and Springfield, Mo., respectively.  The one-to four-family residential category of foreclosed assets included 24 properties, of which the largest relationship, with nine properties in the southwest Missouri area, had a balance of $1.2 million, or 34.8% of the total category.  These properties were all added in 2014.  In addition, six properties totaling $936,000 to one borrower were added in 2014.  These properties were collateralized by property in the Branson, Mo., area.  All of the properties discussed above which were added during 2014 in the one-to four-family category were originally financed by the Bank prior to 2008.  Of the total dollar amount in the one-to- four-family category of foreclosed assets, 40.4% is located in Branson, Mo.  The other residential category of foreclosed assets included 12 properties, 10 of which were all part of the same condominium community, which was located in Branson, Mo. and had a balance of $1.8 million, or 68.1% of the total category.  Of the total dollar amount in the other residential category of foreclosed assets, 86.7% was located in the Branson, Mo., area, including the largest properties previously mentioned.

Potential Problem Loans. Potential problem loans decreased $2.0 million during the year ended December 31, 2014 from $27.0 million at December 31, 2013 to $25.0 million at December 31, 2014. This decrease was due to $7.9 million in loans transferred to the non-performing category, $7.2 million in loans removed from potential problem loans due to improvements in the credits, $907,000 in charge-offs, $419,000 in loans transferred to foreclosed assets, and $835,000 in payments on potential problem loans, partially offset by the addition of $15.3 million of loans to potential problem loans.  Potential problem loans are loans which management has identified through routine internal review procedures as having possible credit problems that may cause the borrowers difficulty in complying with current repayment terms. These loans are not reflected in non-performing assets, but are considered in determining the adequacy of the allowance for loan losses.  Activity in the potential problem loans category during the year ended December 31, 2014, was as follows:

	Beginning Balance, January 1	Additions	Removed from Potential Problem	Transfers to Non- Performing	Transfers to Foreclosed Assets	Charge-Offs	Payments	Ending Balance, December 31
	(In Thousands)

One- to four-family construction	$—	$1,312	$—	$—	$—	$—	$—	$1,312
Subdivision construction	2,201	4,392	—	(1,806)	(2)	(500)	(33)	4,252
Land development	10,857	—	(5,000)	—	—	—	—	5,857
Commercial construction	—	—	—	—	—	—	—	—
One- to four-family residential	2,193	2,749	(250)	(2,412)	—	—	(374)	1,906
Other residential	1,956	—	—	—	—	—	—	1,956
Commercial real estate	8,737	5,805	(1,905)	(3,456)	(417)	(381)	(340)	8,043
Other commercial	860	849	(43)	(225)	—	—	(6)	1,435
Consumer	183	145	—	(6)	—	(26)	(82)	214

Total	$26,987	$15,252	$(7,198)	$(7,905)	$(419)	$(907)	$(835)	$24,975

At December 31, 2014, the commercial real estate category of potential problem loans included eight loans, six of which were added during the current year.  The largest relationship in this category, which was added during a previous year, had a balance of $4.9 million, or 60.2% of the total category.  The relationship is collateralized by properties located near Branson, Mo. The land development category of potential problem loans included three loans, all of which were added during previous years.  The largest relationship in this category totaled $3.8 million, or 65.6% of the total category, and is collateralized by property in the Branson, Mo., area.  The subdivision construction category of potential problem loans included eight loans, six of which were added during the current year.  The largest relationship in this category, which is made up of four loans which were added during the current year, had a balance totaling $3.5 million, or 83.0% of the total category, and is collateralized by property in southwest Missouri. The loans in this relationship which were added during the current year were all originated prior to 2008. The other residential category of potential problem loans included one loan which was added in a previous year, and is collateralized by properties located in the Branson, Mo., area.  The one- to four-family residential category of potential problem loans included 23 loans, nine of which were added during the current year.  Of the total $2.7 million of loans added during the year in this category, $1.1 million were transfers from non-performing loans due to the improved condition of the borrower.  The commercial business category of potential problem loans included nine loans, six of which were added in the current year, of which three were part of the same relationship.  The largest relationship in this category had a balance of $660,000, or 46.0% of the total category, and is collateralized primarily by automobiles.  The one-to four-family construction category of potential problem loans included three loans, all of which were to the same borrower, and all of which were added during the current year.  These loans were collateralized by property in southwest Missouri and were all originated prior to 2008.  These loans are part of the same borrower relationship as the $3.5 million relationship added in the subdivision construction category discussed above.

Non-Interest Income

Non-interest income for the year ended December 31, 2014 was $14.7 million compared with $5.3 million for the year ended December 31, 2013. The increase of $9.4 million, or 177.2%, was primarily the result of the following increases and decreases:

Initial gain recognized on business acquisition: The Company recognized a one-time gain of $10.8 million (pre-tax) on the FDIC-assisted acquisition of Valley Bank, which occurred on June 20, 2014.

Net realized gains on sales of available-for-sale securities: Gains on sales of available-for-sale securities increased $1.9 million compared to the prior year.  This was due to the sale of all of the Company's Small Business Administration securities in June 2014, which produced a gain of $569,000; the sale of the acquired Valley Bank securities in July 2014, which produced a gain of $121,000; and the sale of the taxable municipal securities acquired in the Sun Security Bank transaction in October 2014, resulting in a gain of $1.2 million.

Service charges and ATM fees:  Service charges and ATM fees increased $848,000 compared to the prior year, primarily due to an increase in fee income from the additional accounts acquired in the Valley Bank transaction in June 2014.

Partially offsetting the increase in non-interest income were the following items:

Amortization of income related to business acquisitions:  The net amortization expense related to business acquisitions was $27.9 million for the year ended December 31, 2014, compared to $25.3 million for the year ended December 31, 2013.  The amortization expense for the year ended December 31, 2014, was made up of the following items:  $27.5 million of amortization expense related to the changes in cash flows expected to be collected from the FDIC-covered loan portfolios, $1.7 million of amortization of the clawback liability and $152,000 of impairment of the indemnification asset for Vantus Bank.  The impairment was recorded because the Company did not expect, and did not receive, resolution of certain items related to commercial foreclosed assets prior to the expiration of the non-single-family loss sharing agreement for Vantus Bank.  In addition, the Company collected amounts on various problem assets acquired from the FDIC totaling $1.9 million.  Under the loss sharing agreements, 80% of these collected amounts must be remitted to the FDIC; therefore, the Company recorded a liability and related expense of $1.5 million.  Offsetting the expense was income from the accretion of the discount related to the indemnification assets for all of the acquisitions of $2.4 million and $600,000 of other loss share income items.

Gains on sales of single-family loans: Gains on sales of single-family loans decreased $782,000 compared to the prior year.  This was due to a decrease in originations of fixed-rate loans due to higher fixed rates on these loans during most of 2014 which resulted in fewer loans being originated to refinance existing debt.  Fixed rate single-family loans originated are subsequently sold in the secondary market.  The decrease occurred in the first six months of the year and was partially offset by an increase in gains on sales of single-family loans during the last six months of the year ended December 31, 2014, which included additional loan originations in the operations acquired in the Valley Bank transaction in June 2014.

Change in interest rate swap fair value:  The Company recorded expense of $(345,000) during 2014 due to the decrease in the interest rate swap fair value related to its matched book interest rate derivatives program.  This compares to income of $295,000 recorded during the year ended December 31, 2013.

Non-Interest Expense

Total non-interest expense increased $15.3 million, or 14.4%, from $105.6 million in the year ended December 31, 2013, to $120.9 million in the year ended December 31, 2014.  The Company's efficiency ratio for the year ended December 31, 2014, was 66.3%, up from 64.1% in 2013.  The 2014 ratio was negatively affected by the early repayment of certain borrowings in June 2014 and the increase in non-interest expense related to the June 2014 Valley acquisition and other items as discussed above, partially offset by increases in non-interest income resulting from the initial gain recognized on the Valley acquisition. The Company's ratio of non-interest expense to average assets increased from 2.79% for the year ended December 31, 2013, to 3.16% for the year ended December 31, 2014.  The increase in the current year ratio was primarily due to the increase in other operating expenses in the 2014 year compared to the 2013 year due to the penalties paid for prepayment of borrowings, write-downs related to certain foreclosed assets and other non-interest expenses related to the Valley acquisition.  Average assets for the year ended December 31, 2014, increased $34.6 million, or 0.9%, from the year ended December 31, 2013.  The following were key items related to the increase in non-interest expense for the year ended December 31, 2014 as compared to the year ended December 31, 2013:

Other Operating Expenses:  Other operating expenses increased $7.7 million, to $15.8 million for the year ended December 31, 2014 compared to the prior year period primarily due to $7.4 million in prepayment penalties paid as the Company elected in June 2014, to repay $130 million of its FHLBank advances and structured repo borrowings prior to their maturity.

Valley Bank acquisition expenses:  The Company incurred approximately $5.6 million of additional non-interest expenses during the year ended December 31, 2014 related to the operations of Valley Bank, which was acquired through the FDIC in June 2014.  Those expenses included approximately $2.3 million of compensation expense, approximately $1.2 million of computer and equipment expense, approximately $718,000 of net occupancy expense, approximately $241,000 of legal, audit and other professional fees expense, approximately $333,000 of travel, meals and other expenses related to due diligence for the transaction and integration issues and various other expenses.  Approximately $2.6 million of these expenses are not expected to recur in future periods.

Expense on foreclosed assets:  Expense on foreclosed assets increased $1.6 million for the year ended December 31, 2014 compared to the prior year due to write-downs on foreclosed assets of approximately $2.0 million in 2014.

Provision for Income Taxes

In 2014, the Company elected to early-adopt FASB ASU No. 2014-01, which amends FASB ASC Topic 323, Investments – Equity Method and Joint Ventures. This Update impacts the Company's accounting for investments in flow-through limited liability entities which manage or invest in affordable housing projects that qualify for the low-income housing tax credit. The amendments in the

Update permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The Company has significant investments in such qualified affordable housing projects that meet the required conditions.  The Company's adoption of this Update did not materially affect the Company's financial position or results of operations, except that the investment amortization expense, which previously was included in Other Non-interest Expense in the Consolidated Statements of Income, is now included in Provision for Income Taxes in the Consolidated Statements of Income presented. As a result, there was no change in Net Income for the periods covered in this release.  In addition, there was no cumulative effect adjustment to Retained Earnings.

Provision for income taxes as a percentage of pre-tax income was 24.0% and 19.5% for the years ended December 31, 2014 and 2013, respectively, which was lower than the statutory federal tax rate of 35%, due primarily to the effects of the tax credits utilized and to tax-exempt investments and tax-exempt loans which reduced the Company's effective tax rate.  In future periods, the Company expects its effective tax rate typically will be 20-25% of pre-tax net income, assuming it continues to maintain or increase its use of investment tax credits. The Company's effective tax rate may fluctuate as it is impacted by the level and timing of the Company's utilization of tax credits and the level of tax-exempt investments and loans and the overall level of pretax income.  At this time, the Company expects to continue to utilize a significant amount of tax credits in 2015.

Average Balances, Interest Rates and Yields

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. Average balances of loans receivable include the average balances of non-accrual loans for each period. Interest income on loans includes interest received on non-accrual loans on a cash basis. Interest income on loans includes the amortization of net loan fees which were deferred in accordance with accounting standards. Fees included in interest income were $3.2 million, $3.4 million and $3.2 million for 2014, 2013 and 2012, respectively. Tax-exempt income was not calculated on a tax equivalent basis. The table does not reflect any effect of income taxes.

	Dec. 31, 2014(2)	Year Ended December 31, 2014			Year Ended December 31, 2013			Year Ended December 31, 2012
	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
		(Dollars In Thousands)
Interest-earning assets:
Loans receivable:
One- to four-family residential	4.57%	$480,827	$41,343	8.60%	$472,127	$35,072	7.43%	$463,096	$31,643	6.83%
Other residential	4.56	375,754	21,268	5.66	312,362	23,963	7.67	314,630	18,807	5.98
Commercial real estate	4.34	920,340	47,724	5.19	813,147	51,175	6.29	785,181	56,428	7.19
Construction	4.11	259,993	13,330	5.13	208,254	14,413	6.92	219,309	20,802	9.49
Commercial business	4.68	296,318	17,722	5.98	249,647	14,505	5.81	228,109	19,439	8.52
Other loans	5.09	404,375	28,593	7.07	297,852	21,947	7.37	259,684	19,739	7.60
Industrial revenue bonds (1)	5.22	46,499	2,589	5.57	50,155	2,828	5.64	56,264	3,305	5.87

Total loans receivable	4.66	2,784,106	172,569	6.20	2,403,544	163,903	6.82	2,326,273	170,163	7.31

Investment securities (1)	2.81	495,155	10,467	2.11	717,806	14,459	2.01	846,197	22,674	2.68
Other interest-earning assets	0.21	185,072	326	0.18	276,394	433	0.16	413,092	671	0.16

Total interest-earning assets	4.33	3,464,333	183,362	5.29	3,397,744	178,795	5.26	3,585,562	193,508	5.40
Non-interest-earning assets:
Cash and cash equivalents		96,665			88,678			84,035
Other non-earning assets		263,495			303,454			336,016
Total assets		$3,824,493			$3,789,876			$4,005,613

Interest-bearing liabilities:
Interest-bearing demand and savings	0.19	$1,429,893	3,088	0.22	$1,464,029	3,551	0.24	$1,456,172	7,087	0.49
Time deposits	0.78	1,042,563	8,137	0.78	1,073,110	8,795	0.82	1,357,741	13,633	1.00
Total deposits	0.45	2,472,456	11,225	0.45	2,537,139	12,346	0.49	2,813,913	20,720	0.74
Short-term borrowings and repurchase agreements	0.08	188,906	1,099	0.58	232,598	2,324	1.00	265,718	2,610	0.98
Subordinated debentures issued to capital trust	1.80	30,929	567	1.83	30,929	561	1.81	30,929	617	1.99
FHLB advances	0.75	171,997	2,910	1.69	127,561	3,972	3.11	145,464	4,430	3.05

Total interest-bearing liabilities	0.47	2,864,288	15,801	0.55	2,928,227	19,203	0.66	3,256,024	28,377	0.87
Non-interest-bearing liabilities:
Demand deposits		535,132			459,802			385,770
Other liabilities		22,403			23,197			11,537
Total liabilities		3,421,823			3,411,226			3,653,331
Stockholders' equity		402,670			378,650			352,282
Total liabilities and stockholders' equity		$3,824,493			$3,789,876			$4,005,613

Net interest income:
Interest rate spread	3.86%		$167,561	4.74%		$159,592	4.60%		$165,131	4.53%
Net interest margin*				4.84%			4.70%			4.61%
Average interest-earning assets to average interest-bearing liabilities		120.9%			116.0%			110.1%

*	Defined as the Company's net interest income divided by total interest-earning assets.
(1)
 Of the total average balances of investment securities, average tax-exempt investment securities were $87.9 million, $80.9 million and $134.7 million for 2014, 2013 and 2012, respectively. In addition, average tax-exempt industrial revenue bonds were $38.5 million, $38.3 million and $22.1 million in 2014, 2013 and 2012, respectively. Interest income on tax-exempt assets included in this table was $5.2 million, $5.1 million and $5.8 million for 2014, 2013 and 2012, respectively. Interest income net of disallowed interest expense related to tax-exempt assets was $5.0 million, $4.9 million and $5.5 million for 2014, 2013 and 2012, respectively.

(2)
The yield/rate on loans at December 31, 2014 does not include the impact of the accretable yield (income) on loans acquired in the FDIC-assisted transactions.  See "Net Interest Income" for a discussion of the effect on 2014 results of operations.

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

	Year Ended December 31, 2014 vs. December 31, 2013			Year Ended December 31, 2013 vs. December 31, 2012
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Rate	Volume		Rate	Volume
	(In Thousands)
Interest-earning assets:
Loans receivable	$(15,785)	$24,451	$8,666	$(11,786)	$5,526	$(6,260)
Investment securities	684	(4,676)	(3,992)	(5,099)	(3,116)	(8,215)
Other interest-earning assets	49	(156)	(107)	(23)	(215)	(238)
Total interest-earning assets	(15,052)	19,619	4,567	(16,908)	2,195	(14,713)
Interest-bearing liabilities:
Demand deposits	(382)	(81)	(463)	(3,574)	38	(3,536)
Time deposits	(412)	(246)	(658)	(2,260)	(2,578)	(4,838)
Total deposits	(794)	(327)	(1,121)	(5,834)	(2,540)	(8,374)
Short-term borrowings and structured repo	(845)	(380)	(1,225)	44	(330)	(286)
Subordinated debentures issued to capital trust	6	—	6	(56)	—	(56)
FHLBank advances	(2,172)	1,110	(1,062)	98	(556)	(458)
Total interest-bearing liabilities	(3,805)	403	(3,402)	(5,748)	(3,426)	(9,174)
Net interest income	$(11,247)	$19,216	$7,969	$(11,160)	$5,621	$(5,539)

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

Total Interest Income
Total interest income decreased $14.7 million, or 7.6%, during the year ended December 31, 2013 compared to the year ended December 31, 2012. The decrease was due to an $8.4 million, or 36.2%, decrease in interest income on investments and other interest-earning assets, and a decrease in interest income on loans of $6.3 million, or 3.7%.  Interest income from investment securities and other interest-earning assets decreased during the year ended December 31, 2013 due to lower average rates of interest and lower average balances.  The lower average investment yields were primarily a result of lower yields on mortgage-backed securities as interest rates reset downward.  Prepayments on the mortgages underlying these securities resulted in amortization of premiums which also reduced yields. In addition, investments had lower average balances in 2013 as a result of increased prepayments and normal monthly payments on mortgage-backed securities.  Cash flows from investments were used to fund loans and reduce certain deposit types.  In 2013, few investment securities were purchased to offset these reductions.  Interest income on loans is affected by variations in the adjustments to accretable yield due to increases in expected cash flows to be received from the FDIC-acquired loan pools as discussed below in "Interest Income – Loans" and in Note 4 of the accompanying audited financial statements, which are included in Item 8 of this Report.  In 2013, many higher yielding loans matured or were repaid.  These loans were replaced with new loans that were generally at rates lower than those that repaid during the year, resulting in lower overall yields in the loan portfolio.  Higher average balances of loans partially offset the lower interest income on loans.
Interest Income - Loans
During the year ended December 31, 2013 compared to the year ended December 31, 2012, interest income on loans decreased due to lower average interest rates, partially offset by higher average balances. Interest income decreased $11.8 million as the result of lower average interest rates on loans.  The average yield on loans decreased from 7.31% during the year ended December 31, 2012 to 6.82% during the year ended December 31, 2013.  This decrease was due to lower overall loan rates, and a lower amount of accretion income in the current year in conjunction with the fair value of the loan pools acquired in the FDIC-assisted transactions, as the additional yield accretion was less in 2013 than in 2012.  On an on-going basis the Company estimates the cash flows expected to be collected from the acquired loan pools. This cash flows estimate increased during 2013, based on the payment histories and reduced loss expectations of the loan pools, resulting in a total of $169.6 million of adjustments to be spread on a level-yield basis over the remaining expected lives of the loan pools. The increases in expected cash flows also reduced the amount of expected reimbursements under the loss sharing agreements with the FDIC, which are recorded as indemnification assets. Therefore, the expected indemnification assets also were reduced during 2013, resulting in a total of $142.4 million of adjustments to be amortized on a comparable basis over the remainder of the loss sharing agreements or the remaining expected life of the loan pools, whichever is shorter.  For the years ended December 31, 2013 and 2012, the adjustments increased interest income by $35.2 million and $36.2 million, respectively, and decreased non-interest income by $29.5 million and $29.9 million, respectively.  The net impact to pre-tax income was $5.8 million and $6.3 million, respectively, for the years ended December 31, 2013 and 2012.  As of December 31, 2013, the remaining accretable yield adjustment that will affect interest income is $30.4 million and the remaining adjustment to the indemnification assets, including the effects of the clawback liability related to InterBank, that will affect non-interest income (expense) is $(24.6) million.  Additional adjustments may be recorded in future periods from the FDIC-assisted transactions, as the Company continues to estimate expected cash flows from the acquired loan pools.  Excluding the yield accretion, the average yield on loans was 5.35% for the year ended December 31, 2013, down from 5.76% for the year ended December 31, 2012, as a result of normal amortization of higher-rate loans and new loans that were made at current lower market rates.
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
Interest Income - Investments and Other Interest-earning Assets
Interest income on investments decreased $5.1 million as a result of a decrease in average interest rates from 2.68% during the year ended December 31, 2012 to 2.01% during the year ended December 31, 2013.  The majority of the Company's securities in 2012 and 2013 were mortgage-backed securities which are backed by hybrid ARMs that have fixed rates of interest for a period of time (generally one to ten years) and then adjust annually.  The actual amount of securities that reprice and the actual interest rate changes on these securities are subject to the level of prepayments on these securities and the changes that actually occur in market interest rates (primarily treasury rates and LIBOR rates).  Mortgage-backed securities are also subject to reduced yields due to more rapid prepayments in the underlying mortgages.  As a result, premiums on these securities may be amortized against interest income more quickly, thereby reducing the yield recorded.  Interest income on investments decreased $3.1 million as a result of a decrease in average balances from $846.2 million during the year ended December 31, 2012, to $717.8 million during the year ended December 31, 2013.  Average balances of securities decreased due primarily to the normal monthly payments received on the portfolio of mortgage-backed securities and the sale of securities during 2013, with proceeds being used to fund new loan originations and deposit outflows, while average interest-earning deposits decreased due to decreases in the Bank's customer deposits.  Interest income on other interest-earning assets decreased $238,000 mainly due to lower average balances.
Average balances of interest-earning deposits decreased primarily due to decreases in the Bank's customer deposit balances.  The Company's interest-earning deposits and non-interest-earning cash equivalents currently earn very low or no yield and therefore negatively impact the Company's net interest margin. At December 31, 2013, the Company had cash and cash equivalents of $227.9 million compared to $404.1 million at December 31, 2012.  See "Net Interest Income" for additional information on the impact of this interest activity.

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
Interest expense on time deposits decreased $2.6 million due to a decrease in average balances of time deposits from $1.36 billion during the year ended December 31, 2012, to $1.07 billion during the year ended December 31, 2013.  The decrease in average balances of time deposits was primarily due to some customers choosing not to renew their deposits with us upon maturity.  Also contributing to the decrease was the decrease in CDARS deposits of $32.8 million from December 31, 2012 to December 31, 2013.  Interest expense on time deposits decreased $2.3 million as a result of a decrease in average rates of interest from 1.00% during the year ended December 31, 2012, to 0.82% during the year ended December 31, 2013.  A large portion of the Company's certificate of deposit portfolio matures within one to two years and so it reprices fairly quickly; this is consistent with the portfolio over the past several years.

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

Net Interest Income

Net interest income for the year ended December 31, 2013 decreased $5.5 million to $159.6 million compared to $165.1 million for the year ended December 31, 2012. Net interest margin was 4.70% for the year ended December 31, 2013, compared to 4.61% in 2012, an increase of nine basis points.  The Company's margin was positively impacted in both years by the increases in expected cash flows to be received from the loan pools acquired in the FDIC-assisted transactions and the resulting increases to accretable yield which was discussed previously in "Interest Income – Loans" and is discussed in Note 4 of the accompanying audited financial statements, which are included in Item 8 of this Report.  The impact of these changes on the years ended December 31, 2013 and 2012 were increases in interest income of $35.2 million and $36.2 million, respectively, and increases in net interest margin of 104 basis points and 101 basis points, respectively.  Excluding the positive impact of the additional yield accretion, net interest margin increased six basis points during the year ended December 31, 2013.  During 2012 and 2013, market rates on checking and savings deposits decreased and retail time deposits renewed at lower rates of interest.  The Company also experienced decreases in yields on loans and investments, excluding the yield accretion income discussed above, when comparing 2013 to 2012.  Existing loans continue to repay, and in many cases new loans are originated at rates which are lower than the rates on those repaying loans and may be lower than existing average portfolio rates.  In addition, premium amortization on the Company's mortgage-backed securities investments was higher in 2013 compared to 2012.

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

The Bank's allowance for loan losses as a percentage of total loans, excluding loans covered by the FDIC loss sharing agreements, was 1.92% and 2.21% at December 31, 2013 and 2012, respectively.  Management considered the allowance for loan losses adequate to cover losses inherent in the Company's loan portfolio at December 31, 2013, based on reviews of the Company's loan portfolio and then-current economic conditions.

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
Non-performing Loans. Activity in the non-performing loans category during the year ended December 31, 2013, was as follows:
	Beginning Balance, January 1	Additions	Removed from Non- Performing	Transfers to Potential Problem Loans	Transfers to Foreclosed Assets	Charge-Offs	Payments	Ending Balance, December 31
	(In Thousands)

One- to four-family construction	$—	$—	$—	$—	$—	$—	$—	$—
Subdivision construction	2	1,293	—	(2)	(281)	(133)	(8)	871
Land development	2,471	525	—	—	(2,236)	(288)	(134)	338
Commercial construction	—	—	—	—	—	—	—	—
One- to four-family residential	4,581	4,792	—	(705)	(1,683)	(1,419)	(1,205)	4,361
Other residential	—	4,535	—	—	(350)	(866)	(3,319)	—
Commercial real estate	8,324	12,158	—	(92)	(5,389)	(4,179)	(4,617)	6,205
Other commercial	6,248	7,272	—	—	(126)	(2,725)	(3,438)	7,231
Consumer	852	1,238	(399)	(35)	(43)	(166)	(547)	900

Total	$22,478	$31,813	$(399)	$(834)	$(10,108)	$(9,776)	$(13,268)	$19,906

At December 31, 2013, the non-performing other commercial category included nine loans, seven of which were added during 2013. The largest relationship in this category is comprised of three loans totaling $2.7 million, or 37.2% of the total category, and is collateralized by inventory and assets of a business.  The non-performing commercial real estate category included five loans, three of which were added during the year, and were collateralized by hotel buildings and a theater in Branson, Mo.  $9.6 million of the $12.2 million of additions to non-performing commercial real estate were loans transferred from potential problem loans to non-performing loans during the year.  The largest relationship in this category is comprised of two loans totaling $4.1 million, or 66.0% of the total category, a portion of which was added during the year, and is collateralized by two hotel buildings.  The non-performing one- to four-family residential category included 58 loans, 42 of which were added during the year.

Foreclosed Assets. Of the total $53.5 million of other real estate owned at December 31, 2013, $9.0 million represents the fair value of foreclosed assets covered by FDIC loss sharing agreements and $2.1 million represents properties which were not acquired through foreclosure. The foreclosed assets covered by FDIC loss sharing agreements and the properties not acquired through foreclosure are not included in the following table and discussion of foreclosed assets.  Foreclosed assets have increased since the economic recession began in 2008.  During the year, economic growth was slow and the market for land development properties did not experience a recovery.  Because of this, we experienced continued higher levels of additions to foreclosed assets during 2013.  Because sales of foreclosed properties exceeded additions, total foreclosed assets decreased.  Certain beginning balance amounts in the activity below have been reclassified to conform to the December 31, 2014 classifications.  Activity in foreclosed assets during the year ended December 31, 2013, was as follows:

	Beginning Balance, January 1	Additions	Proceeds from Sales	Capitalized Costs	ORE Expense Write-Downs	Ending Balance, December 31
	(In Thousands)

One- to four-family construction	$627	$600	$(627)	$—	$—	$600
Subdivision construction	17,146	832	(5,659)	26	(193)	12,152
Land development	14,284	4,353	(1,935)	45	(59)	16,688
Commercial construction	6,511	113	(4,254)	—	(238)	2,132
One- to four-family residential	975	2,550	(2,693)	—	(88)	744
Other residential	7,232	350	(1,864)	387	(205)	5,900
Commercial real estate	2,738	8,995	(8,518)	—	(80)	3,135
Commercial business	160	—	(81)	—	—	79
Consumer	471	3,410	(3,166)	—	—	715

Total	$50,144	$21,203	$(28,797)	$458	$(863)	$42,145

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

	Beginning Balance, January 1	Additions	Removed from Potential Problem	Transfers to Non- Performing	Transfers to Foreclosed Assets	Charge-Offs	Payments	Ending Balance, December 31
	(In Thousands)

One- to four-family construction	$—	$—	$—	$—	$—	$—	$—	$—
Subdivision construction	1,652	1,894	(76)	(765)	(36)	(149)	(319)	2,201
Land development	9,458	5,025	—	(158)	(2,081)	(1,089)	(298)	10,857
Commercial construction	—	—	—	—	—	—	—	—
One- to four-family residential	5,386	1,150	(1,136)	(503)	(754)	(965)	(985)	2,193
Other residential	8,487	1,347	(4,414)	(713)	—	(2,181)	(570)	1,956
Commercial real estate	21,913	8,736	(3,535)	(9,639)	(4,605)	(2,352)	(1,638)	8,880
Other commercial	2,398	3,267	(73)	(4,426)	—	(431)	(18)	717
Consumer	129	283	(77)	(18)	—	(4)	(130)	183

Total	$49,423	$21,702	$(9,311)	$(16,222)	$(7,476)	$(7,171)	$(3,958)	$26,987

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

 Non-Interest Expense

Total non-interest expense decreased $2.2 million, or 1.9%, from $112.6 million in the year ended December 31, 2012, to $110.4 million in the year ended December 31, 2013.  The Company's efficiency ratio for the year ended December 31, 2013, was 66.9%, up from 53.0% in 2012.  The increase in the ratio in 2013 compared to 2012 was primarily due to decreases in net interest income and decreases in non-interest income resulting from decreased gains on sales of single-family loans and increased amortization expense related to business acquisitions, as well as decreases in non-interest income resulting from the acquisition gain in 2012.  The Company's ratio of non-interest expense to average assets decreased from 2.98% for the year ended December 31, 2012, to 2.91% for the year ended December 31, 2013. The decrease in this ratio was due to a decrease in non-interest expense in the 2013 period compared to the 2012 period. Average assets for the year ended December 31, 2013, decreased $216 million, or 5.4%, from the year ended December 31, 2012.  The following were key items related to the decrease in non-interest expense for the year ended December 31, 2013 as compared to the year ended December 31, 2012:

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

Partnership tax credit:  The partnership tax credit expense increased $1.1 million from the prior year period.  The Company has invested in certain federal low-income housing tax credits and federal new market tax credits.  These credits are typically purchased at 70-90% of the amount of the credit and are generally utilized to offset taxes payable over ten-year and seven-year periods, respectively.  During the year ended December 31, 2013, tax credits used to reduce the Company's tax expense totaled $9.5 million, up $2.1 million from $7.4 million for the year ended December 31, 2012.  These tax credits resulted in corresponding amortization expense of $6.9 million during the year ended December 31, 2013, up $1.1 million from $5.8 million for the year ended December 31, 2012. The net result of these transactions was an increase to non-interest expense and a decrease to income tax expense, which positively impacted the Company's effective tax rate, but negatively impacted the Company's non-interest expense and efficiency ratio.

Advertising:  Advertising expense increased $593,000 for the year ended December 31, 2013, when compared to the year ended December 31, 2012, due to additional marketing campaigns across the franchise in the current year period, including business banking and mobile banking promotions, and loan campaigns.

Provision for Income Taxes

Provision for income taxes as a percentage of pre-tax income (from continuing operations) was 19.5% and 24.9% for the years ended December 31, 2013 and 2012, respectively. The effective tax rates (as compared to the statutory federal tax rate of 35.0%) were primarily affected by the tax credits noted above and tax-exempt investment securities and loans which reduce the Company's effective tax rate.  The Company's effective tax rate may fluctuate as it is impacted by the level and timing of the Company's utilization of tax credits and the level of tax-exempt investments and loans and the overall level of pretax income.

Liquidity

Liquidity is a measure of the Company's ability to generate sufficient cash to meet present and future financial obligations in a timely manner through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. These obligations include the credit needs of customers, funding deposit withdrawals and the day-to-day operations of the Company. Liquid assets include cash, interest-bearing deposits with financial institutions and certain investment securities and loans. As a result of the Company's management of the ability to generate liquidity primarily through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors' requirements and meet its customers' credit needs. At December 31, 2014, the Company had commitments of approximately $142.7 million to fund loan originations, $478.7 million of unused lines of credit and unadvanced loans, and $24.2 million of outstanding letters of credit.

The following table summarizes the Company's fixed and determinable contractual obligations by payment date as of December 31, 2014. Additional information regarding these contractual obligations is discussed further in Notes 8, 9, 10, 11, 12, 13, 16 and 19 of the accompanying audited financial statements, which are included in Item 8 of this Report.

	Payments Due In:
	One Year or Less	Over One to Five Years	Over Five Years	Total
	(In Thousands)

Deposits without a stated maturity	$1,893,366	$—	$—	$1,893,366
Time and brokered certificates of deposit	713,263	378,379	5,832	1,097,474
Federal Home Loan Bank advances	240,136	31,005	500	271,641
Short-term borrowings	211,444	—	—	211,444
Subordinated debentures	—	—	30,929	30,929
Operating leases	1,042	2,779	526	4,347
Dividends declared but not paid	2,896	—	—	2,896

	$3,062,147	$412,163	$37,787	$3,512,097

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

At December 31, 2014 and 2013, the Company had these available secured lines and on-balance sheet liquidity:

	December 31, 2014	December 31, 2013
Federal Home Loan Bank line	$395.3 million	$407.4 million
Federal Reserve Bank line	563.2 million	418.9 million
Interest-Bearing and Non-Interest-Bearing Deposits	218.6 million	227.9 million
Unpledged Securities	63.7 million	91.7 million

Statements of Cash Flows. During the years ended December 31, 2014, 2013 and 2012, the Company had positive cash flows from operating activities and investing activities.  The Company experienced negative cash flows from financing activities during the years ended December 31, 2014, 2013 and 2012.

Cash flows from operating activities for the periods covered by the Statements of Cash Flows have been primarily related to changes in accrued and deferred assets, credits and other liabilities, the provision for loan losses, realized gains on the sale of investment securities and loans, depreciation and amortization, gains on the purchase of additional business units and the amortization of deferred loan origination fees and discounts (premiums) on loans and investments, all of which are non-cash or non-operating adjustments to operating cash flows. Net income adjusted for non-cash and non-operating items and the origination and sale of loans held-for-sale were the primary sources of cash flows from operating activities. Operating activities provided cash flows of $67.4 million, $93.9 million and $146.9 million during the years ended December 31, 2014, 2013 and 2012, respectively.

During the years ended December 31, 2014, 2013 and 2012, investing activities provided cash of $35.9 million, $124.7 million and $241.4 million, primarily due to the cash received from the FDIC-assisted acquisitions (2014 and 2012) and the net repayment or sales of investment securities, partially offset by increases in loans.

Changes in cash flows from financing activities during the periods covered by the Statements of Cash Flows are primarily due to changes in deposits after interest credited, changes in FHLBank advances, changes in short-term borrowings and structured repurchase agreements, and dividend payments to stockholders.  Financing activities used cash flows of $112.6 million, $394.8 million and $364.4 million during the years ended December 31, 2014, 2013 and 2012, respectively, primarily due to reduction of customer deposit balances, net increases or decreases in various borrowings and dividend payments to stockholders.

Capital Resources

Management continuously reviews the capital position of the Company and the Bank to ensure compliance with minimum regulatory requirements, as well as to explore ways to increase capital either by retained earnings or other means.

Total stockholders' equity at December 31, 2014, was $419.7 million, or 10.6% of total assets. At December 31, 2014, common stockholders' equity was $361.8 million, or 9.2% of total assets, equivalent to a book value of $26.30 per common share.   At December 31, 2013, the Company's total stockholders' equity was $380.7 million, or 10.7% of total assets. At December 31, 2013, common stockholders' equity was $322.8 million, or 9.1% of total assets, equivalent to a book value of $23.60 per common share.

At December 31, 2014, the Company's tangible common equity to total assets ratio was 9.0% as compared to 8.9% at December 31, 2013. The Company's tangible common equity to total risk-weighted assets ratio was 10.9% at December 31, 2014, compared to 12.3% at December 31, 2013.

Banks are required to maintain minimum risk-based capital ratios. These ratios compare capital, as defined by the risk-based regulations, to assets adjusted for their relative risk as defined by the regulations. Through December 31, 2014, guidelines required banks to have a minimum Tier 1 risk-based capital ratio, as defined, of 4.00%, a minimum total risk-based capital ratio of 8.00%, and a minimum 4.00% Tier 1 leverage ratio. On December 31, 2014, the Bank's Tier 1 risk-based capital ratio was 11.4%, total risk-based capital ratio was 12.6% and the Tier 1 leverage ratio was 9.5%. As of December 31, 2014, the Bank was "well capitalized" as defined by the Federal banking agencies' capital-related regulations then in effect. The FRB has established capital regulations for bank holding companies that generally parallel the capital regulations for banks. On December 31, 2014, the Company's Tier 1 risk-based capital ratio was 13.3%, total risk-based capital ratio was 14.5% and the Tier 1 leverage ratio was 11.1%. As of December 31, 2014, the Company was "well capitalized" under the capital ratios described above. These ratios were the current capital requirements as of December 31, 2014.  As discussed in "Effect of Federal Laws and Regulations," the Company and the Bank are subject to new capital requirements due to the changes from "Basel III," and the Dodd-Frank Act for which the provisions generally became effective January 1, 2015.

On August 18, 2011, the Company entered into a Small Business Lending Fund-Securities Purchase Agreement ("Purchase Agreement") with the Secretary of the Treasury, pursuant to which the Company sold 57,943 shares of the Company's Senior Non-Cumulative Perpetual Preferred Stock, Series A (the "SBLF Preferred Stock") to the Secretary of the Treasury for a purchase price of $57,943,000.  The SBLF Preferred Stock was issued pursuant to Treasury's SBLF program, a $30 billion fund established under the Small Business Jobs Act of 2010 that was created to encourage lending to small businesses by providing Tier 1 capital to qualified community banks and holding companies with assets of less than $10 billion.  As required by the Purchase Agreement, the proceeds from the sale of the SBLF Preferred Stock were used to redeem the 58,000 shares of preferred stock, previously issued to the Treasury pursuant to the CPP, at a redemption price of $58.0 million plus the accrued dividends owed on the preferred shares.

The SBLF Preferred Stock qualifies as Tier 1 capital.  The holder of the SBLF Preferred Stock is entitled to receive non-cumulative dividends, payable quarterly, on each January 1, April 1, July 1 and October 1.  The dividend rate, as a percentage of the liquidation amount, can fluctuate between one percent (1%) and five percent (5%) per annum on a quarterly basis during the first 10 quarters during which the SBLF Preferred Stock is outstanding, based upon changes in the level of "Qualified Small Business Lending" or "QSBL" (as defined in the Purchase Agreement) by the Bank over the adjusted baseline level calculated under the terms of the SBLF Preferred Stock ($249.7 million).  Based upon the increase in the Bank's level of QSBL over the adjusted baseline level, the dividend rate for all of 2014 and 2013 was 1.0%.  For the tenth calendar quarter through four and one half years after issuance, the dividend rate will be fixed at between one percent (1%) and seven percent (7%) based upon the level of qualifying loans.  The Company has reached the tenth calendar quarter and the dividend rate will be 1.0% until four and one half years after the issuance, which is March 2016.  After four and one half years from issuance, the dividend rate will increase to 9% (including a quarterly lending incentive fee of 0.5%).

The SBLF Preferred Stock is non-voting, except in limited circumstances.  In the event that the Company misses five dividend payments, whether or not consecutive, the holder of the SBLF Preferred Stock will have the right, but not the obligation, to appoint a representative as an observer on the Company's Board of Directors.  In the event that the Company misses six dividend payments, whether or not consecutive, and if the then outstanding aggregate liquidation amount of the SBLF Preferred Stock is at least $25,000,000, then the holder of the SBLF Preferred Stock will have the right to designate two directors to the Board of Directors of the Company.

The SBLF Preferred Stock may be redeemed at any time at the Company's option, at a redemption price of 100% of the liquidation amount plus accrued but unpaid dividends to the date of redemption for the current period, subject to the approval of its federal banking regulator.  Our Bank earnings have afforded us the ability to distribute cash in the form of dividends to the holding company such that we now have enough cash there to fully repay the SBLF funds.  We currently anticipate repaying these funds prior to the first quarter of 2016, at which time the dividend rate on any unpaid balance would increase from 1% to 9%.

Dividends. During the year ended December 31, 2014, the Company declared common stock cash dividends of $0.80 per share (25.8% of net income per common share) and paid common stock cash dividends of $0.78 per share. During the year ended December 31, 2013, the Company declared common stock cash dividends of $0.72 per share (29.8% of net income per common share) and paid common stock cash dividends of $0.54 per share.  The quarterly dividend that would normally have been paid in January 2013 was paid in December 2012.  The Board of Directors meets regularly to consider the level and the timing of dividend payments.  The $0.20 per share dividend declared but unpaid as of December 31, 2014, was paid to stockholders on January 12, 2015. In addition, the Company paid preferred dividends as described below.

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

Under the terms of the SBLF Preferred Stock, the Company may only declare and pay a dividend on the common stock or other stock junior to the SBLF Preferred Stock, or repurchase shares of any such class or series of stock, if, after payment of such dividend, or after giving effect to such repurchase, (i) the dollar amount of the Company's Tier 1 Capital would be at least equal to the "Tier 1 Dividend Threshold" and (ii) full dividends on all outstanding shares of SBLF Preferred Stock for the most recently completed dividend period have been or are contemporaneously declared and paid.  As of December 31, 2014, we satisfied this condition.

The "Tier 1 Dividend Threshold" means 90% of $272.7 million, which was the Company's consolidated Tier 1 capital as of June 30, 2011, less the $58 million in TARP preferred stock then-outstanding and repaid on August 18, 2011, plus the $58 million in SBLF Preferred Stock issued and minus the net loan charge-offs by the Bank since August 18, 2011.  The Tier 1 Dividend Threshold is subject to reduction, beginning on the first day of the eleventh dividend period following the date of issuance of the SBLF Preferred Stock, by $5.8 million (ten percent of the aggregate liquidation amount of the SBLF Preferred Stock initially issued, without regard to any subsequent partial redemptions) for each one percent increase in qualified small business lending from the adjusted baseline level under the terms of the SBLF preferred stock (i.e., $249.7 million) to the ninth dividend period.

Common Stock Repurchases and Issuances. The Company has been in various buy-back programs since May 1990. Our ability to repurchase common stock  is currently limited, but allowed, under the terms of the SBLF preferred stock as noted above, under "-Dividends" and was previously generally precluded due to our participation in the CPP beginning in December 2008.  During the year ended December 31, 2014, the Company repurchased 18,000 shares of its common stock at an average price of $28.45 per share.  During the year ended December 31, 2013, the Company did not repurchase any shares of its common stock.  During the years ended December 31, 2014 and 2013, the Company issued 99,097 shares of stock at an average price of $27.45 per share and 106,367 shares of stock at an average price of $19.69 per share, respectively, to cover stock option exercises.

Management has historically utilized stock buy-back programs from time to time as long as management believed that repurchasing the stock would contribute to the overall growth of shareholder value. The number of shares of stock that will be repurchased at any particular time and the prices that will be paid are subject to many factors, several of which are outside of the control of the Company. The primary factors, however, are the number of shares available in the market from sellers at any given time, the price of the stock within the market as determined by the market and the projected impact on the Company's earnings per share and capital.

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

The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained despite fluctuations in prevailing interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time. The difference, or the interest rate repricing "gap," provides an indication of the extent to which an institution's interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities repricing during the same period, and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets during the same period. Generally, during a period of rising interest rates, a negative gap within shorter repricing periods would adversely affect net interest income, while a positive gap within shorter repricing periods would result in an increase in net interest income. During a period of falling interest rates, the opposite would be true. As of December 31, 2014, Great Southern's internal interest rate risk models indicate that, generally, rising interest rates are expected to have a positive impact on the Company's net interest income, while declining interest rates would have a negative impact on net interest income. We model various interest rate scenarios for rising and falling rates, including both parallel and non-parallel shifts in rates. The results of our modeling indicate that net interest income is not likely to be materially affected either positively or negatively in the first twelve months following a rate change, regardless of any changes in interest rates, because our portfolios are relatively well matched in a twelve-month horizon. The effects of interest rate changes, if any, are expected to be more impacting to net interest income in the 12 to 36 months following a rate change. In June 2014, $130 million of fixed rate borrowings were repaid. Excess liquidity and proceeds from the sale of certain investment securities were used to fund these repayments. The results of our net interest income modeling were not materially affected by these transactions. As the Federal Funds rate is now very low, the Company's interest rate floors have been reached on most of its "prime rate" loans.

As discussed under "General-Net Interest Income and Interest Rate Risk Management," at December 31, 2014 and 2013, there were $484 million and $502 million, respectively, of adjustable rate loans which were tied to a national prime rate of interest which had interest rate floors. In addition, Great Southern has elected to leave its "Great Southern Prime Rate" at 5.00% for those loans that are indexed to "Great Southern Prime" rather than a national prime rate of interest. At December 31, 2014 and 2013, there were $200 million and $248 million, respectively, of loans indexed to "Great Southern Prime." While these interest rate floors and, to a lesser extent, the utilization of the "Great Southern Prime" rate have helped keep the rate on our loan portfolio higher in this very low interest rate environment, they will also reduce the positive effect to our loan rates when market interest rates, specifically the "prime rate," begin to increase. The interest rate on these loans will not increase until the loan floors are reached. Also, a significant portion of our retail certificates of deposit mature in the next twelve months and we expect that they will be replaced with new certificates of deposit at similar interest rates to those that are maturing.

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

In the normal course of business, the Company may use derivative financial instruments (primarily interest rate swaps) from time to time to assist in its interest rate risk management.  In the fourth quarter of 2011, the Company began executing interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions.  Because the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. These interest rate derivatives result from a service provided to certain qualifying customers and, therefore, are not used to manage interest rate risk in the Company's assets or liabilities. The Company manages a matched book with respect to its derivative instruments in order to minimize its net risk exposure resulting from such transactions.

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

The Company's interest rate derivatives and hedging activities are discussed further in Note 17 of the Notes to the Consolidated Financial Statements, which are included in Item 8 of this Report.

The following tables illustrate the expected maturities and repricing, respectively, of the Bank's financial instruments at December 31, 2014. These schedules do not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. The tables are based on information prepared in accordance with generally accepted accounting principles.

Maturities

	December 31,
	2015	2016	2017	2018	2019	Thereafter	Total	2014 Fair Value
	(Dollars In Thousands)

Financial Assets:
Interest bearing deposits	$109,595	—	—	—	—	—	$109,595	$109,595
Weighted average rate	0.21%	—	—	—	—	—	0.21%
Available-for-sale equity securities	—	—	—	—	—	$3,154	$3,154	$3,154
Weighted average rate	—	—	—	—	—	—	—
Available-for-sale debt securities(1)	$26,272	$7,923	$12,261	$5,552	$15,568	$294,776	$362,352	$362,352
Weighted average rate	3.12%	5.99%	6.23%	0.05%	5.67%	2.39%	2.82%
Held-to-maturity securities	—	—	—	$450	—	—	$450	$499
Weighted average rate	—	—	—	7.37%	—	—	7.37%
Adjustable rate loans	$324,907	$147,664	$227,122	$127,729	$139,560	$550,618	$1,517,600	$1,518,438
Weighted average rate	4.57%	4.12%	4.25%	4.14%	4.31%	4.08%	4.02%
Fixed rate loans	$245,975	$166,388	$259,730	$271,536	$306,913	$404,893	$1,655,435	$1,663,490
Weighted average rate	5.08%	5.24%	5.10%	4.86%	4.79%	6.08%	5.25%
Federal Home Loan Bank stock	—	—	—	—	—	$16,893	$16,893	$16,893
Weighted average rate	—	—	—	—	—	2.66%	2.66%

Total financial assets	$706,749	$321,975	$499,113	$405,267	$426,041	$1,270,334	$3,665,479

Financial Liabilities:
Time deposits	$713,263	$237,169	$92,392	$39,739	$9,079	$5,832	$1,097,474	$1,102,860
Weighted average rate	0.65%	1.00%	1.46%	1.53%	1.33%	2.57%	0.84%
Interest-bearing demand	$1,375,100	—	—	—	—	—	$1,375,100	$1,375,100
Weighted average rate	0.19%	—	—	—	—	—	0.19%
Non-interest-bearing demand	$518,266	—	—	—	—	—	$518,266	$518,266
Weighted average rate	—	—	—	—	—	—	—
Federal Home Loan Bank	$240,092	$82	$30,854	$84	$29	$500	$271,641	$273,568
Weighted average rate	0.41%	5.06%	3.26%	5.06%	5.06%	5.54%	0.75%
Short-term borrowings	$211,444	—	—	—	—	—	$211,444	$211,444
Weighted average rate	0.08%	—	—	—	—	—	0.08%
Subordinated debentures	—	—	—	—	—	$30,929	$30,929	$30,929
Weighted average rate	—	—	—	—	—	1.80%	1.80%

Total financial liabilities	$3,058,165	$237,251	$123,246	$39,823	$9,108	$37,261	$3,504,854

_______________
(1)
Available-for-sale debt securities include approximately $257.8 million of mortgage-backed securities which pay interest and principal monthly to the Company. Of this total, $238.1 million represents securities that have variable rates of interest after a fixed interest period. These securities will experience rate changes at varying times over the next ten years. This table does not show the effect of these monthly repayments of principal or rate changes.

Repricing

	December 31,
	2015	2016	2017	2018	2019	Thereafter	Total	2014 Fair Value
	(Dollars In Thousands)

Financial Assets:
Interest bearing deposits	$109,595	—	—	—	—	—	$109,595	$109,595
Weighted average rate	0.21%	—	—	—	—	—	0.21%
Available-for-sale equity securities	—	—	—	—	—	$3,154	$3,154	$3,154
Weighted average rate	—	—	—	—	—	—	—
Available-for-sale debt securities(1)	$166,325	$45,857	$24,544	$19,086	$49,796	$56,744	$362,352	$362,352
Weighted average rate	1.90%	2.62%	4.04%	4.62%	2.93%	4.60%	2.82%
Held-to-maturity securities	—	—	—	$450	—	—	$450	$499
Weighted average rate	—	—	—	7.37%	—		7.37%
Adjustable rate loans	$1,323,998	$68,805	$24,088	$40,122	$48,039	$12,548	$1,517,600	$1,518,438
Weighted average rate	3.99%	4.35%	4.31%	4.14%	4.32%	4.08%	4.02%
Fixed rate loans	$245,975	$166,388	$259,730	$271,536	$306,913	$404,893	$1,655,435	$1,663,490
Weighted average rate	5.08%	5.24%	5.10%	4.86%	4.79%	6.08%	5.25%
Federal Home Loan Bank stock	$16,893	—	—	—	—	—	$16,893	$16,893
Weighted average rate	2.66%	—	—	—	—	—	2.66%

Total financial assets	$1,862,786	$281,050	$308,362	$331,194	$404,748	$477,339	$3,665,479

Financial Liabilities:
Time deposits	$713,263	$237,169	$92,392	$39,739	$9,079	$5,832	$1,097,474	$1,102,860
Weighted average rate	0.65%	1.00%	1.46%	1.53%	1.33%	2.57%	0.84%
Interest-bearing demand	$1,375,100	—	—	—	—	—	$1,375,100	$1,375,100
Weighted average rate	0.19%	—	—	—	—	—	0.19%
Non-interest-bearing demand(2)	—	—	—	—	—	$518,266	$518,266	$518,266
Weighted average rate	—	—	—	—	—	—	—
Federal Home Loan Bank advances	$240,092	$82	$30,854	$84	$29	$500	$271,641	$273,568
Weighted average rate	0.41%	5.06%	3.26%	5.06%	5.06%	5.54%	0.75%
Short-term borrowings	$211,444	—	—	—	—	—	$211,444	$211,444
Weighted average rate	0.08%	—	—	—	—	—	0.08%
Structured repurchase agreements	—	—	—	—	—	—	—	—
Weighted average rate	—	—	—	—	—	—	—	—
Subordinated debentures	$30,929	—	—	—	—	—	$30,929	$30,929
Weighted average rate	1.80%	—	—	—	—	—	1.80%

Total financial liabilities	$2,570,828	$237,251	$123,246	$39,823	$9,108	$524,598	$3,504,854

Periodic repricing GAP	$(708,042)	$43,799	$185,116	$291,371	$395,640	$(47,259)	$160,625

Cumulative repricing GAP	$(708,042)	$(644,243)	$(479,127)	$(187,756)	$207,884	$160,625

_______________
(1)
Available-for-sale debt securities include approximately $257.8 million of mortgage-backed securities which pay interest and principal monthly to the Company. Of this total, $238.1 million represents securities that have variable rates of interest after a fixed interest period. These securities will experience rate changes at varying times over the next ten years. This table does not show the effect of these monthly repayments of principal or rate changes.

(2)	Non-interest-bearing demand is included in this table in the column labeled "Thereafter" since there is no interest rate related to these liabilities and therefore there is nothing to reprice.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
Great Southern Bancorp, Inc.
Springfield, Missouri

We have audited the accompanying consolidated statements of financial condition of Great Southern Bancorp, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2014.  The Company's management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Great Southern Bancorp, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Great Southern Bancorp, Inc.'s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 6, 2015, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

BKD, LLP

/s/ BKD, LLP

Springfield, Missouri
March 6, 2015

Great Southern Bancorp, Inc.
Consolidated Statements of Financial Condition
December 31, 2014 and 2013
(In Thousands, Except Per Share Data)

Assets

	2014	2013

Cash	$109,052	$96,167

Interest-bearing deposits in other financial institutions	109,595	131,758

Cash and cash equivalents	218,647	227,925

Available-for-sale securities	365,506	555,281

Held-to-maturity securities	450	805

Mortgage loans held for sale	14,579	7,239

Loans receivable, net of allowance for loan losses of $38,435 and $40,116 at December 31, 2014 and 2013, respectively	3,038,848	2,439,530

FDIC indemnification asset	44,334	72,705

Interest receivable	11,219	11,408

Prepaid expenses and other assets	60,452	72,904

Other real estate owned, net	45,838	53,514

Premises and equipment, net	124,841	104,534

Goodwill and other intangible assets	7,508	4,583

Federal Home Loan Bank stock	16,893	9,822

Current and deferred income taxes	2,219	—

Total assets	$3,951,334	$3,560,250

See Notes to Consolidated Financial Statements

Liabilities and Stockholders' Equity

	2014	2013
Liabilities
Deposits	$2,990,840	$2,808,626
Federal Home Loan Bank advances	271,641	126,757
Securities sold under reverse repurchase agreements with customers	168,993	134,981
Short-term borrowings	42,451	1,128
Structured repurchase agreements	—	50,000
Subordinated debentures issued to capital trust	30,929	30,929
Accrued interest payable	1,067	1,099
Advances from borrowers for taxes and insurance	4,929	3,721
Accrued expenses and other liabilities	20,739	18,502
Current and deferred income taxes	—	3,809

Total liabilities	3,531,589	3,179,552

Commitments and Contingencies	—	—

Stockholders' Equity
Capital stock
Serial preferred stock – SBLF, $.01 par value; authorized 1,000,000 shares; issued and outstanding 2014 and 2013 – 57,943 shares	57,943	57,943
Common stock, $.01 par value; authorized 20,000,000 shares; issued and outstanding 2014 – 13,754,806 shares, 2013 – 13,673,709 shares	138	137
Additional paid-in capital	22,345	19,567
Retained earnings	332,283	300,589
Accumulated other comprehensive income, net of income taxes of $3,789 and $1,326 at December 31, 2014 and 2013, respectively	7,036	2,462

Total stockholders' equity	419,745	380,698

Total liabilities and stockholders' equity	$3,951,334	$3,560,250

See Notes to Consolidated Financial Statements

Great Southern Bancorp, Inc.
Consolidated Statements of Income
Years Ended December 31, 2014, 2013 and 2012
(In Thousands, Except Per Share Data)

	2014	2013	2012
Interest Income
Loans	$172,569	$163,903	$170,163
Investment securities and other	10,793	14,892	23,345
	183,362	178,795	193,508
Interest Expense
Deposits	11,225	12,346	20,720
Federal Home Loan Bank advances	2,910	3,972	4,430
Short-term borrowings and repurchase agreements	1,099	2,324	2,610
Subordinated debentures issued to capital trust	567	561	617
	15,801	19,203	28,377

Net Interest Income	167,561	159,592	165,131
Provision for Loan Losses	4,151	17,386	43,863
Net Interest Income After Provision for Loan Losses	163,410	142,206	121,268

Noninterest Income
Commissions	1,163	1,065	1,036
Service charges and ATM fees	19,075	18,227	19,087
Net gains on loan sales	4,133	4,915	5,505
Net realized gains on sales of available-for-sale securities	2,139	243	2,666
Recognized impairment of available-for-sale securities	—	—	(680)
Late charges and fees on loans	1,400	1,264	1,028
Gain (loss) on derivative interest rate products	(345)	295	(38)
Gain recognized on business acquisitions	10,805	—	31,312
Accretion (amortization) of income/expense related to business acquisitions	(27,868)	(25,260)	(18,693)
Other income	4,229	4,566	4,779
	14,731	5,315	46,002

Noninterest Expense
Salaries and employee benefits	56,032	52,468	51,262
Net occupancy expense	23,541	20,658	20,179
Postage	3,578	3,315	3,301
Insurance	3,837	4,189	4,476
Advertising	2,404	2,165	1,572
Office supplies and printing	1,464	1,303	1,389
Telephone	2,866	2,868	2,768
Legal, audit and other professional fees	3,957	4,348	4,323
Expense on foreclosed assets	5,636	4,068	8,748
Partnership tax credit	1,720	2,108	1,825
Other operating expenses	15,824	8,128	8,760
	120,859	105,618	108,603

See Notes to Consolidated Financial Statements

Great Southern Bancorp, Inc.
Consolidated Statements of Income
Years Ended December 31, 2014, 2013 and 2012
(In Thousands, Except Per Share Data)

	2014	2013	2012

Income from Continuing Operations Before Income Taxes	$57,282	$41,903	$58,667

Provision for Income Taxes	13,753	8,174	14,580

Net Income from Continuing Operations	43,529	33,729	44,087

Discontinued Operations
Income from discontinued operations (including gain on disposal in 2012 of $6,114), net of income taxes of $2,487 for the year ended December 31, 2012	—	—	4,619

Net Income	43,529	33,729	48,706

Preferred stock dividends and discount accretion	579	579	608

Net Income Available to Common Shareholders	$42,950	$33,150	$48,098

Earnings Per Common Share
Basic	$3.14	$2.43	$3.55

Diluted	$3.10	$2.42	$3.54

Earnings from Continuing Operations Per Common Share
Basic	$3.14	$2.43	$3.21

Diluted	$3.10	$2.42	$3.20

See Notes to Consolidated Financial Statements

Great Southern Bancorp, Inc.
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2014, 2013 and 2012
(In Thousands)

	2014	2013	2012

Net Income	$43,529	$33,729	$48,706

Unrealized appreciation (depreciation) on available-for-sale securities, net of taxes (credit) of $3,301, $(7,516) and $3,444 for 2014, 2013 and 2012, respectively	6,128	(13,959)	6,398

Noncredit component of unrealized gain (loss) on available-for-sale debt securities for which a portion of an other-than-temporary impairment has been recognized, net of taxes (credit) of $0, $(20) and $8 for 2014, 2013 and 2012, respectively	—	(37)	14

Other-than-temporary impairment loss recognized in earnings on available for sale securities, net of taxes (credit) of $0, $0 and $(238) for 2014, 2013 and 2012, respectively	—	—	(442)

Less: reclassification adjustment for gains included in net income, net of taxes of $(749), $(85) and $(933) for 2014, 2013 and 2012, respectively	(1,390)	(158)	(1,733)

Change in fair value of cash flow hedge, net of taxes (credit) of $(88), $(19) and $0 for 2014, 2013 and 2012, respectively	(164)	(34)	—

Other comprehensive income (loss)	4,574	(14,188)	4,237

Comprehensive Income	$48,103	$19,541	$52,943

See Notes to Consolidated Financial Statements

Great Southern Bancorp, Inc.
Consolidated Statements of Stockholders' Equity
Years Ended December 31, 2014, 2013 and 2012
(In Thousands, Except Per Share Data)

					Accumulated
					Other
	SBLF		Additional		Comprehensive
	Preferred	Common	Paid-in	Retained	Income	Treasury
	Stock	Stock	Capital	Earnings	(Loss)	Stock	Total

Balance, January 1, 2012	$57,943	$134	$17,183	$236,914	$12,413	$—	$324,587
Net income	—	—	—	48,706	—	—	48,706
Stock issued under Stock Option Plan	—	—	1,211	—	—	1,493	2,704
Common dividends declared, $.72 per share	—	—	—	(9,753)	—	—	(9,753)
SBLF preferred stock dividends accrued (1.0%)	—	—	—	(607)	—	—	(607)
Other comprehensive income	—	—	—	—	4,237	—	4,237
Reclassification of treasury stock per Maryland law	—	2	—	1,491	—	(1,493)	—

Balance, December 31, 2012	57,943	136	18,394	276,751	16,650	—	369,874
Net income	—	—	—	33,729	—	—	33,729
Stock issued under Stock Option Plan	—	—	1,173	—	—	512	1,685
Common dividends declared, $.72 per share	—	—	—	(9,823)	—	—	(9,823)
SBLF preferred stock dividends accrued (1.0%)	—	—	—	(579)	—	—	(579)
Other comprehensive loss	—	—	—	—	(14,188)	—	(14,188)
Reclassification of treasury stock per Maryland law	—	1	—	511	—	(512)	—

Balance, December 31, 2013	57,943	137	19,567	300,589	2,462	—	380,698
Net income	—	—	—	43,529	—	—	43,529
Stock issued under Stock Option Plan	—	—	2,778	—	—	225	3,003
Common dividends declared, $.80 per share	—	—	—	(10,968)	—	—	(10,968)
SBLF preferred stock dividends accrued (1.0%)	—	—	—	(579)	—	—	(579)
Other comprehensive income	—	—	—	—	4,574	—	4,574
Reclassification of treasury stock per Maryland law	—	1	—	(288)	—	287	—
Purchase of the Company's common stock	—	—	—	—	—	(512)	(512)

Balance, December 31, 2014	$57,943	$138	$22,345	$332,283	$7,036	$—	$419,745

See Notes to Consolidated Financial Statements

Great Southern Bancorp, Inc.
Consolidated Statements of Cash Flows
Years Ended December 31, 2014, 2013 and 2012
(In Thousands)

	2014	2013	2012

Operating Activities
Net income	$43,529	$33,729	$48,706
Proceeds from sales of loans held for sale	156,632	215,744	269,817
Originations of loans held for sale	(160,074)	(198,910)	(264,179)
Items not requiring (providing) cash
Depreciation	8,747	8,036	7,159
Amortization	3,242	8,107	7,039
Compensation expense for stock option grants	565	443	435
Provision for loan losses	4,151	17,386	43,863
Net gains on loan sales	(4,133)	(4,915)	(5,505)
Net realized (gains) losses and impairment on available-for-sale securities	(2,139)	(243)	(1,986)
(Gain) loss on sale of premises and equipment	18	(60)	264
Loss on sale/write-down of foreclosed assets	2,996	1,259	4,968
Gain on purchase of additional business units	(10,805)	—	(31,312)
Gain on sale of business units	—	—	(6,114)
Amortization of deferred income, premiums and discounts	22,692	29,510	18,004
(Gain) loss on derivative interest rate products	345	(295)	38
Deferred income taxes	(6,260)	(8,839)	13,252
Changes in
Interest receivable	1,227	1,347	2,765
Prepaid expenses and other assets	8,430	(7,529)	31,413
Accrued expenses and other liabilities	502	4,260	(3,124)
Income taxes refundable/payable	(2,232)	(5,109)	11,413

Net cash provided by operating activities	67,433	93,921	146,916

Investing Activities
Net change in loans	$(340,135)	$(33,180)	$(1,425)
Purchase of loans	(101,832)	(129,422)	(23,457)
Cash received from purchase of additional business units	189,437	—	75,328
Cash received from FDIC loss sharing reimbursements	8,377	28,511	49,369
Proceeds from sale of business units	—	—	7,800
Purchase of premises and equipment	(17,954)	(13,853)	(27,825)
Proceeds from sale of premises and equipment	203	1,518	1,728
Proceeds from sale of foreclosed assets	21,706	48,900	51,225
Capitalized costs on foreclosed assets	(199)	(457)	(510)
Proceeds from maturities, calls and repayments of held-to-maturity securities	355	115	945
Proceeds from sale of available-for-sale securities	220,169	108,487	78,094
Proceeds from maturities, calls and repayments of available-for-sale securities	103,475	210,798	182,900
Purchase of available-for-sale securities	(40,661)	(97,000)	(155,339)
(Purchase) redemption of Federal Home Loan Bank stock	(7,071)	273	2,578

Net cash provided by investing activities	35,870	124,690	241,411

See Notes to Consolidated Financial Statements

Great Southern Bancorp, Inc.
Consolidated Statements of Cash Flows
Years Ended December 31, 2014, 2013 and 2012
 (In Thousands)

	2014	2013	2012

Financing Activities
Net decrease in certificates of deposit	$(116,139)	$(208,702)	$(421,977)
Net increase (decrease) in checking and savings accounts	(160,144)	(134,562)	156,867
Proceeds from Federal Home Loan Bank advances	4,231,000	1,980	800
Repayments of Federal Home Loan Bank advances	(4,083,315)	(1,081)	(52,993)
Net increase (decrease) in short‑term borrowings	74,768	(44,307)	(36,981)
Repayments of reverse repurchase borrowings	—	(3,000)	—
Repayments of structured repurchase borrowings	(50,000)	—	—
Advances to borrowers for taxes and insurance	580	1,567	571
Dividends paid	(11,257)	(7,964)	(12,991)
Purchase of the Company's common stock	(512)	—	—
Stock options exercised	2,438	1,242	2,269

Net cash used in financing activities	(112,581)	(394,827)	(364,435)

Increase (Decrease) in Cash and Cash Equivalents	(9,278)	(176,216)	23,892

Cash and Cash Equivalents, Beginning of Year	227,925	404,141	380,249

Cash and Cash Equivalents, End of Year	$218,647	$227,925	$404,141

See Notes to Consolidated Financial Statements

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

Note 1:	Nature of Operations and Summary of Significant Accounting Policies
Nature of Operations and Operating Segments
Great Southern Bancorp, Inc. ("GSBC" or the "Company") operates as a one-bank holding company.  GSBC's business primarily consists of the operations of Great Southern Bank (the "Bank"), which provides a full range of financial services to customers primarily located in Missouri, Iowa, Kansas, Minnesota, Nebraska and Arkansas.  The Company and the Bank are subject to the regulation of certain federal and state agencies and undergo periodic examinations by those regulatory agencies.
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
December 31, 2014, 2013 and 2012

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
Reclassifications
Certain prior periods' amounts have been reclassified to conform to the 2014 financial statements presentation.  These reclassifications had no effect on net income.

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

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

The Company's consolidated statements of income reflect the full impairment (that is, the difference between the security's amortized cost basis and fair value) on debt securities that the Company intends to sell or would more likely than not be required to sell before the expected recovery of the amortized cost basis.  For available-for-sale and held-to-maturity debt securities that management has no intent to sell and believes that it more likely than not will not be required to sell prior to recovery, only the credit loss component of the impairment is recognized in earnings, while the noncredit loss is recognized in accumulated other comprehensive income.  The credit loss component recognized in earnings is identified as the amount of principal cash flows not expected to be received over the remaining term of the security as projected based on cash flow projections.
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
December 31, 2014, 2013 and 2012

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
The allowance consists of allocated and general components.  The allocated component relates to loans that are classified as impaired.  For those loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.  The general component covers nonclassified loans and is based on historical charge-off experience and expected loss given default derived from the Company's internal risk rating process.  Other adjustments may be made to the allowance for pools of loans after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss or risk rating data.
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
December 31, 2014, 2013 and 2012

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
The expected cash flows of the acquired loan pools in excess of the fair values recorded is referred to as the accretable yield and is recognized in interest income over the remaining estimated lives of the loan pools.  The Company continues to evaluate the fair value of the loans including cash flows expected to be collected.  Increases in the Company's cash flow expectations are recognized as increases to the accretable yield while decreases are recognized as impairments through the allowance for loan losses.
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
December 31, 2014, 2013 and 2012

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
No asset impairment was recognized during the years ended December 31, 2014, 2013 and 2012.
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

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

A summary of goodwill and intangible assets is as follows:
	December 31,
	2014	2013
	(In Thousands)

Goodwill – Branch acquisitions	$1,169	$379
Deposit intangibles
TeamBank	526	947
Vantus Bank	519	829
Sun Security Bank	1,314	1,665
InterBank	617	763
Boulevard Bank	763	—
Valley Bank	2,600	—

	$7,508	$4,583

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
Mortgage Servicing Rights
Mortgage servicing assets are recognized separately when rights are acquired through purchase or through sale of financial assets.  Under the servicing assets and liabilities accounting guidance (FASB ASC 860-50), servicing rights resulting from the sale or securitization of loans originated by the Company are initially measured at fair value at the date of transfer.  In 2009, the Company acquired mortgage servicing rights as part of two FDIC-assisted transactions.  These mortgage servicing assets were initially recorded at their fair values as part of the acquisition valuation.  The initial fair values recorded for the mortgage servicing assets, acquired in 2009, totaled $923,000.  Mortgage servicing assets were $185,000 and $211,000 at December 31, 2014 and 2013, respectively.  The Company has elected to measure the mortgage servicing rights for mortgage loans using the amortization method, whereby servicing rights are amortized in proportion to and over the period of estimated net servicing income.  The amortized assets are assessed for impairment or increased obligation based on fair value at each reporting date.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

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
Each class of separately recognized servicing assets subsequently measured using the amortization method are evaluated and measured for impairment.  Impairment is determined by stratifying rights into tranches based on predominant characteristics, such as interest rate, loan type and investor type.  Impairment is recognized through a valuation allowance for an individual tranche, to the extent that fair value is less than the carrying amount of the servicing assets for that tranche.  The valuation allowance is adjusted to reflect changes in the measurement of impairment after the initial measurement of impairment.  At December 31, 2014 and 2013, no valuation allowance was recorded.  Fair value in excess of the carrying amount of servicing assets is not recognized.
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
Earnings Per Common Share
Basic earnings per common share are computed based on the weighted average number of common shares outstanding during each year.  Diluted earnings per common share are computed using the weighted average common shares and all potential dilutive common shares outstanding during the period.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

Earnings per common share (EPS) were computed as follows:
	2014	2013	2012
	(In Thousands, Except Per Share Data)

Net income	$43,529	$33,729	$48,706

Net income available to common shareholders	$42,950	$33,150	$48,098

Net income from continuing operations	$43,529	$33,729	$44,087

Net income from continuing operations available to common shareholders	$42,950	$33,150	$43,479

Average common shares outstanding	13,700	13,635	13,534

Average common share stock options and warrants outstanding	176	80	58

Average diluted common shares	13,876	13,715	13,592

Earnings per common share – basic	$3.14	$2.43	$3.55

Earnings per common share – diluted	$3.10	$2.42	$3.54

Earnings from continuing operations per common share – basic	$3.14	$2.43	$3.21

Earnings from continuing operations per common share – diluted	$3.10	$2.42	$3.20

Earnings from discontinued operations per common share, net of tax – basic	$—	$—	$0.34

Earnings from discontinued operations per common share, net of tax – diluted	$—	$—	$0.34

Options to purchase 500, 243,510 and 444,770 shares of common stock were outstanding at December 31, 2014, 2013 and 2012, respectively, but were not included in the computation of diluted earnings per share for that year because the options' exercise price was greater than the average market price of the common shares for the years ended December 31, 2014, 2013 and 2012, respectively.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

Stock Option Plans
The Company has stock-based employee compensation plans, which are described more fully in Note 21.  In accordance with FASB ASC 718, Compensation – Stock Compensation, compensation cost related to share-based payment transactions is recognized in the Company's consolidated financial statements based on the grant-date fair value of the award using the modified prospective transition method.  For the years ended December 31, 2014, 2013 and 2012, share-based compensation expense totaling $565,000, $443,000 and $435,000, respectively, was included in salaries and employee benefits expense in the consolidated statements of income.
Cash Equivalents
The Company considers all liquid investments with original maturities of three months or less to be cash equivalents.  At December 31, 2014 and 2013, cash equivalents consisted of interest-bearing deposits in other financial institutions.  At December 31, 2014, nearly all of the interest-bearing deposits were uninsured with nearly all of these balances held at the Federal Home Loan Bank or the Federal Reserve Bank.
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
Deferred income tax expense results from changes in deferred tax assets and liabilities between periods.  Deferred tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination.  The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any.  A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information.  The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances and information available at the reporting date and is subject to management's judgment.  Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.  At December 31, 2014 and 2013, no valuation allowance was established.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

The Company recognizes interest and penalties on income taxes as a component of income tax expense.
The Company files consolidated income tax returns with its subsidiaries.
Derivatives and Hedging Activities
FASB ASC 815, Derivatives and Hedging, provides the disclosure requirements for derivatives and hedging activities with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how the entity accounts for derivative instruments and related hedged items and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows.  Further, qualitative disclosures are required that explain the Company's objectives and strategies for using derivatives, as well as quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.  For detailed disclosures on derivatives and hedging activities, see Note 17.
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
Restriction on Cash and Due From Banks
The Bank is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank.  The reserve required at December 31, 2014 and 2013, respectively, was $72.3 million and $71.0 million.
Recent Accounting Pronouncements
In January 2014, the FASB issued ASU No. 2014-01 to amend FASB ASC Topic 323, Investments – Equity Method and Joint Ventures.  The objective of this Update is to provide guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit.  The amendments in the Update permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met.  Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit).  The Update would be effective for the Company beginning January 1, 2015; however, early adoption was permitted.  The Company elected to adopt this Update early, adopting it during the three months ended March 31, 2014.  There was no material impact on the Company's financial position or results of operations, except that the investment amortization expense which was previously included in Other Noninterest Expense in the Consolidated Statements of Income was moved from Other Noninterest Expense to Provision for Income Taxes in the Consolidated Statements of Income.  For the years ended December 31,

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

2013 and 2012, respectively, $4.8 million and $4.0 million was moved from Other Noninterest Expense to Provision for Income Taxes.  This had the effect of reducing Noninterest Expense and increasing Provision for Income Taxes, but did not have any impact on Net Income.

In January 2014, the FASB issued ASU No. 2014-04 to amend FASB ASC Topic 310, Receivables – Troubled Debt Restructurings by Creditors.  The objective of the amendments in this Update is to reduce diversity by clarifying when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized.  The amendments in this Update clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction.  The Update will be effective for the Company beginning January 1, 2015, and is not expected to have a material impact on the Company's financial position or results of operations.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 660): Summary and Amendments that Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs—Contracts with Customers (Subtopic 340-40). The guidance in this update supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the industry topics of the codification. For public companies, this update will be effective for interim and annual periods beginning after December 15, 2016 and early application is not permitted. The Company is currently assessing the impact that this guidance will have on its consolidated financial statements.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

Note 2:	Investments in Debt and Equity Securities
The amortized cost and fair values of securities classified as available-for-sale were as follows:
	December 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)

U.S. government agencies	$20,000	$—	$486	$19,514
Mortgage-backed securities	254,294	4,325	821	257,798
States and political subdivisions	79,237	5,810	7	85,040
Equity securities	847	2,307	—	3,154

	$354,378	$12,442	$1,314	$365,506

	December 31, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)

U.S. government agencies	$20,000	$—	$2,745	$17,255
Mortgage-backed securities	365,020	4,824	2,266	367,578
Small Business Administration
loan pools	43,461	1,394	—	44,855
States and political subdivisions	122,113	2,549	1,938	122,724
Equity securities	847	2,022	—	2,869

	$551,441	$10,789	$6,949	$555,281

At December 31, 2014, the Company's mortgage-backed securities portfolio consisted of GNMA securities totaling $186.4 million, FNMA securities totaling $37.1 million and FHLMC securities totaling $34.3 million.  At December 31, 2014, $238.1 million of the Company's mortgage-backed securities had variable rates of interest and $19.7 million had fixed rates of interest.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

The amortized cost and fair value of available-for-sale securities at December 31, 2014, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.
	Amortized	Fair
	Cost	Value
	(In Thousands)

One year or less	$110	$110
After five through ten years	4,770	5,042
After ten years	94,357	99,402
Securities not due on a single maturity date	254,294	257,798
Equity securities	847	3,154

	$354,378	$365,506

The amortized cost and fair values of securities classified as held to maturity were as follows:
December 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(In Thousands)
States and political
subdivisions	$450	$49	$—	$499

December 31, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(In Thousands)
States and political
subdivisions	$805	$107	$—	$912

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

The held-to-maturity securities at December 31, 2014, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.
	Amortized	Fair
	Cost	Value
	(In Thousands)

After one through five years	$450	$499

The amortized cost and fair values of securities pledged as collateral was as follows at December 31, 2014 and 2013:
	2014		2013

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)

Public deposits	$130,760	$133,940	$228,776	$230,318
Collateralized borrowing
accounts	160,130	161,145	171,071	168,813
Structured repurchase
agreements	—	—	60,352	61,026
Other	3,965	4,053	1,403	1,437

	$294,855	$299,138	$461,602	$461,594

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost.  Total fair value of these investments at December 31, 2014 and 2013, was approximately $106.0 million and $237.6 million, respectively, which is approximately 29.0% and 42.7% of the Company's available-for-sale and held-to-maturity investment portfolio, respectively.
Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these debt securities are temporary.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

The following table shows the Company's gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2014 and 2013:
	2014
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)

U.S. government agencies	$—	$—	$20,000	$(486)	$20,000	$(486)
Mortgage-backed securities	40,042	(328)	45,056	(493)	85,098	(821)
States and political subdivisions	—	—	925	(7)	925	(7)
	$40,042	$(328)	$65,981	$(986)	$106,023	$(1,314)

	2013
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
U.S. government agencies	$20,000	$(2,745)	$—	$—	$20,000	$(2,745)
Mortgage-backed securities	127,901	(1,871)	39,255	(395)	167,156	(2,266)
States and political subdivisions	50,401	(1,938)	—	—	50,401	(1,938)
	$198,302	$(6,554)	$39,255	$(395)	$237,557	$(6,949)

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
During 2014 and 2013, no securities were determined to have impairment that had become other than temporary.  During 2012, the Company determined that the impairment of a nonagency collateralized mortgage obligation with a book value of $680,000 had become other than temporary.  Consequently, the Company recorded a total of $680,000 of pre-tax charges to income.
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
	Accumulated Credit Losses
	2014	2013
	(In Thousands)
Credit losses on debt securities held
Beginning of year	$—	$4,176
Reductions due to final principal payments	—	(4,176)
Additions related to increases in credit losses on debt
securities for which other-than-temporary
impairment losses were previously recognized	—	—
Reductions due to sales	—	—
End of year	$—	$—

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

Note 3:	Loans and Allowance for Loan Losses
Classes of loans at December 31, 2014 and 2013, included:
	2014	2013
	(In Thousands)

One- to four-family residential construction	$40,361	$34,662
Subdivision construction	28,593	40,409
Land development	52,096	57,841
Commercial construction	392,929	184,019
Owner occupied one- to four-family residential	87,549	89,133
Non-owner occupied one- to four-family residential	143,051	145,908
Commercial real estate	945,876	780,690
Other residential	392,414	325,599
Commercial business	354,012	315,269
Industrial revenue bonds	41,061	42,230
Consumer auto	323,353	134,717
Consumer other	78,029	82,260
Home equity lines of credit	66,272	58,283
Acquired FDIC-covered loans, net of discounts	286,608	386,164
Acquired loans no longer covered by FDIC loss sharing
agreements, net of discounts	49,945	—
Acquired non-covered loans, net of discounts	121,982	—
	3,404,131	2,677,184
Undisbursed portion of loans in process	(323,572)	(194,544)
Allowance for loan losses	(38,435)	(40,116)
Deferred loan fees and gains, net	(3,276)	(2,994)
	$3,038,848	$2,439,530

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

Classes of loans by aging were as follows:

	December 31, 2014
							Total Loans
						Total	> 90 Days Past
	30-59 Days	60-89 Days	Over 90	Total Past		Loans	Due and
	Past Due	Past Due	Days	Due	Current	Receivable	Still Accruing
	(In Thousands)
One- to four-family
residential construction	$—	$—	$—	$—	$40,361	$40,361	$—
Subdivision construction	109	—	—	109	28,484	28,593	—
Land development	110	—	255	365	51,731	52,096	—
Commercial construction	—	—	—	—	392,929	392,929	—
Owner occupied one- to four-
family residential	2,037	441	1,029	3,507	84,042	87,549	170
Non-owner occupied one- to
four-family residential	583	—	296	879	142,172	143,051	—
Commercial real estate	6,887	—	4,699	11,586	934,290	945,876	187
Other residential	—	—	—	—	392,414	392,414	—
Commercial business	59	—	411	470	353,542	354,012	—
Industrial revenue bonds	—	—	—	—	41,061	41,061	—
Consumer auto	1,801	244	316	2,361	320,992	323,353	—
Consumer other	1,301	260	801	2,362	75,667	78,029	397
Home equity lines of credit	89	—	340	429	65,843	66,272	22
Acquired FDIC-covered loans, net of discounts	6,236	1,062	16,419	23,717	262,891	286,608	194
Acquired loans no longer covered by FDIC loss sharing agreements,
net of discounts	754	46	243	1,043	48,902	49,945	—
Acquired non-covered loans, net of discounts	2,638	640	11,248	14,526	107,456	121,982	—
	22,604	2,693	36,057	61,354	3,342,777	3,404,131	970
Less FDIC-supported loans,
and acquired non-covered loans, net of discounts	9,628	1,748	27,910	39,286	419,249	458,535	194

Total	$12,976	$945	$8,147	$22,068	$2,923,528	$2,945,596	$776

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

	December 31, 2013
							Total Loans
						Total	> 90 Days Past
	30-59 Days	60-89 Days	Over 90	Total Past		Loans	Due and
	Past Due	Past Due	Days	Due	Current	Receivable	Still Accruing
	(In Thousands)
One- to four-family
residential construction	$—	$—	$—	$—	$34,662	$34,662	$—
Subdivision construction	—	—	871	871	39,538	40,409	—
Land development	145	38	338	521	57,320	57,841	—
Commercial construction	—	—	—	—	184,019	184,019	—
Owner occupied one- to four-
family residential	1,233	344	3,014	4,591	84,542	89,133	211
Non-owner occupied one- to
four-family residential	1,562	171	843	2,576	143,332	145,908	140
Commercial real estate	2,856	131	6,205	9,192	771,498	780,690	—
Other residential	—	—	—	—	325,599	325,599	—
Commercial business	17	19	5,208	5,244	310,025	315,269	—
Industrial revenue bonds	—	—	2,023	2,023	40,207	42,230	—
Consumer auto	955	127	168	1,250	133,467	134,717	—
Consumer other	1,258	333	732	2,323	79,937	82,260	257
Home equity lines of credit	168	16	504	688	57,595	58,283	—
Acquired FDIC-covered loans
net of discounts	7,623	1,849	24,761	34,233	351,931	386,164	215
Acquired loans no longer
covered by FDIC loss
sharing agreements, net
of discounts	—	—	—	—	—	—	—
Acquired non-covered loans,
net of discounts	—	—	—	—	—	—	—
	15,817	3,028	44,667	63,512	2,613,672	2,677,184	823
Less FDIC-supported loans,
net of discounts	7,623	1,849	24,761	34,233	351,931	386,164	215

Total legacy loans	$8,194	$1,179	$19,906	$29,279	$2,261,741	$2,291,020	$608

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

Nonaccruing loans are summarized as follows:
	December 31,
	2014	2013
	(In Thousands)

One- to four-family residential construction	$—	$—
Subdivision construction	—	871
Land development	255	338
Commercial construction	—	—
Owner occupied one- to four-family residential	859	2,803
Non-owner occupied one- to four-family
residential	296	703
Commercial real estate	4,512	6,205
Other residential	—	—
Commercial business	411	5,208
Industrial revenue bonds	—	2,023
Consumer auto	316	168
Consumer other	404	475
Home equity lines of credit	318	504

Total	$7,371	$19,298

The following table presents the activity in the allowance for loan losses by portfolio segment for the year ended December 31, 2014.  Also presented are the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of December 31, 2014:

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

	One- to Four-
	Family
	Residential
	and	Other	Commercial	Commercial	Commercial
	Construction	Residential	Real Estate	Construction	Business	Consumer	Total
	(In Thousands)
Allowance for Loan Losses
Balance, January 1, 2014	$6,235	$2,678	$16,939	$4,464	$6,451	$3,349	$40,116
Provision charged to expense	(1,025)	227	1,855	(957)	409	3,642	4,151
Losses charged off	(2,251)	(1)	(2,160)	(126)	(3,286)	(4,005)	(11,829)
Recoveries	496	37	3,139	181	105	2,039	5,997

Balance,
December 31, 2014	$3,455	$2,941	$19,773	$3,562	$3,679	$5,025	$38,435

Ending balance:
Individually evaluated
for impairment	$829	$—	$1,751	$1,507	$823	$232	$5,142
Collectively evaluated
for impairment	$2,532	$2,923	$16,671	$1,905	$2,805	$4,321	$31,157
Loans acquired and
accounted for under
ASC 310-30	$94	$18	$1,351	$150	$51	$472	$2,136

Loans
Individually evaluated
for impairment	$11,488	$9,804	$28,641	$7,601	$2,725	$1,480	$61,739
Collectively evaluated
for impairment	$288,066	$382,610	$917,235	$437,424	$392,348	$466,174	$2,883,857
Loans acquired and
accounted for under
ASC 310-30	$234,158	$48,470	$107,278	$1,937	$17,789	$48,903	$458,535

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

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

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

	One- to Four-
	Family
	Residential
	and	Other	Commercial	Commercial	Commercial
	Construction	Residential	Real Estate	Construction	Business	Consumer	Total
	(In Thousands)
Allowance for Loan Losses
Balance, January 1, 2012	$11,424	$3,088	$18,390	$2,982	$2,974	$2,374	$41,232
Provision charged to expense	(1,626)	4,471	16,360	18,101	4,897	1,660	43,863
Losses charged off	(3,203)	(3,579)	(18,010)	(18,027)	(3,082)	(2,390)	(48,291)
Recoveries	227	347	701	882	307	1,381	3,845

Balance,
December 31, 2012	$6,822	$4,327	$17,441	$3,938	$5,096	$3,025	$40,649

Ending balance:
Individually evaluated
for impairment	$2,288	$1,089	$4,990	$96	$2,778	$156	$11,397
Collectively evaluated
for impairment	$4,533	$3,238	$12,442	$3,842	$2,314	$2,866	$29,235
Loans acquired and
accounted for under
ASC 310-30	$1	$—	$9	$—	$4	$3	$17

Loans
Individually evaluated
for impairment	$14,691	$16,405	$48,476	$12,009	$10,064	$980	$102,625
Collectively evaluated
for impairment	$279,502	$251,113	$687,663	$201,065	$254,567	$219,670	$1,893,580
Loans acquired and
accounted for under
ASC 310-30	$278,889	$53,280	$129,128	$7,997	$14,939	$39,616	$523,849

The portfolio segments used in the preceding three tables correspond to the loan classes used in all other tables in Note 3 as follows:
·	The one- to four-family residential and construction segment includes the one- to four-family residential construction, subdivision construction, owner occupied one- to four-family residential and non-owner occupied one- to four-family residential classes.
·	The other residential segment corresponds to the other residential class.
·	The commercial real estate segment includes the commercial real estate and industrial revenue bonds classes.
·	The commercial construction segment includes the land development and commercial construction classes.
·	The commercial business segment corresponds to the commercial business class.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

·	The consumer segment includes the consumer auto, consumer other and home equity lines of credit classes.
The weighted average interest rate on loans receivable at December 31, 2014 and 2013, was 4.66% and 5.10%, respectively.

Loans serviced for others are not included in the accompanying consolidated statements of financial condition.  The unpaid principal balances of loans serviced for others were $266.4 million and $166.2 million at December 31, 2014 and 2013, respectively.  In addition, available lines of credit on these loans were $33.0 million and $15.7 million at December 31, 2014 and 2013, respectively.

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

The following summarizes information regarding impaired loans at and during the years ended December 31, 2014, 2013 and 2012:
				Year Ended
	December 31, 2014			December 31, 2014
				Average
		Unpaid		Investment	Interest
	Recorded	Principal	Specific	in Impaired	Income
	Balance	Balance	Allowance	Loans	Recognized
	(In Thousands)

One- to four-family residential construction	$1,312	$1,312	$—	$173	$76
Subdivision construction	4,540	4,540	344	2,593	226
Land development	7,601	8,044	1,507	9,691	292
Commercial construction	—	—	—	—	—
Owner occupied one- to four-family
residential	3,747	4,094	407	4,808	212
Non-owner occupied one- to four-family
residential	1,889	2,113	78	4,010	94
Commercial real estate	28,641	30,781	1,751	29,808	1,253
Other residential	9,804	9,804	—	10,469	407
Commercial business	2,725	2,750	823	2,579	158
Industrial revenue bonds	—	—	—	2,644	—
Consumer auto	420	507	63	219	37
Consumer other	629	765	94	676	71
Home equity lines of credit	431	476	75	461	25

Total	$61,739	$65,186	$5,142	$68,131	$2,851

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012
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

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

At December 31, 2014, $20.0 million of impaired loans had specific valuation allowances totaling $5.1 million.  At December 31, 2013, $18.0 million of impaired loans had specific valuation allowances totaling $7.4 million.  At December 31, 2012, $43.4 million of impaired loans had specific valuation allowances totaling $11.4 million.  For impaired loans which were nonaccruing, interest of approximately $1.1 million, $1.6 million and $1.8 million would have been recognized on an accrual basis during the years ended December 31, 2014, 2013 and 2012, respectively.

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
The following table presents newly restructured loans during 2014 and 2013 by type of modification:
	2014
				Total
	Interest Only	Term	Combination	Modification
	(In Thousands)

Mortgage loans on real estate:
One- to four-family residential construction	$—	$—	$223	$223
Subdivision construction	—	250	—	250
Residential one-to-four family	308	426	—	734
Commercial	506	1,928	—	2,434
Commercial	—	1,881	—	1,881
Industrial revenue bonds	—	1,150	—	1,150
Consumer	—	145	—	145

	$814	$5,780	$223	$6,817

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

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

At December 31, 2014, the Company had $47.6 million of loans that were modified in troubled debt restructurings and impaired, as follows:  $8.3 million of construction and land development loans, $13.8 million of single family and multi-family residential mortgage loans, $23.3 million of commercial real estate loans, $1.9 million of commercial business loans and $324,000 of consumer loans.  Of the total troubled debt restructurings at December 31, 2014, $39.2 million were accruing interest and $18.3 million were classified as substandard using the Company's internal grading system which is described below. The Company had troubled debt restructurings which were modified in the previous 12 months and subsequently defaulted during the year ended December 31, 2014, of approximately $62,000, one owner occupied residential mortgage loan totaling $56,000 and two consumer loans totaling $6,000.  When loans modified as troubled debt restructuring have subsequent payment defaults, the defaults are factored into the determination of the allowance for loan losses to ensure specific valuation allowances reflect amounts considered uncollectible.  At December 31, 2013, the Company had $54.1 million of loans that were modified in troubled debt restructurings and impaired, as follows:  $10.9 million of construction and land development loans, $16.6 million of single family and multi-family residential mortgage loans, $24.8 million of commercial real estate loans, $1.5 million of commercial business loans and $310,000 of consumer loans.  Of the total troubled debt restructurings at December 31, 2013, $49.6 million were accruing interest and $22.1 million were classified as substandard using the Company's internal grading system.
During the year ended December 31, 2014, borrowers with loans designated as troubled debt restructurings totaling $2.3 million met the criteria for placement back on accrual status.  The $2.3 million was made up of $1.6 million of commercial real estate loans, $696,000 of residential mortgage loans and $6,000 of consumer loans.  This criteria is a minimum of six months of payment performance under existing or modified terms.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

The Company reviews the credit quality of its loan portfolio using an internal grading system that classifies loans as "Satisfactory," "Watch," "Special Mention," "Substandard" and "Doubtful."  Substandard loans are characterized by the distinct possibility that the Bank will sustain some loss if certain deficiencies are not corrected.  Doubtful loans are those having all the weaknesses inherent to those classified Substandard with the added characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.  Special mention loans possess potential weaknesses that deserve management's close attention but do not expose the Bank to a degree of risk that warrants substandard classification.  Loans classified as watch are being monitored because of indications of potential weaknesses or deficiencies that may require future classification as special mention or substandard.  Loans not meeting any of the criteria previously described are considered satisfactory.  The FDIC-covered loans are evaluated using this internal grading system.  These loans are accounted for in pools and are currently substantially covered through loss sharing agreements with the FDIC.  Minimal adverse classification in the loan pools was identified as of December 31, 2014 and 2013, respectively.  The acquired non-covered loans are also evaluated using this internal grading system.  These loans are accounted for in pools and minimal adverse classification in the loan pools was identified as of December 31, 2014.  See Note 4 for further discussion of the acquired loan pools and loss sharing agreements.

The Company evaluates the loan risk internal grading system definitions and allowance for loan loss methodology on an ongoing basis.  In the fourth quarter of 2014, the Company began using a three-year average of historical losses for the general component of the allowance for loan loss calculation.  The Company had previously used a five-year average.  The Company believes that the three-year average provides a better representation of the current risks in the loan portfolio.  This change was made after consultation with our regulators and other third-party consultants, as well as a review of the practices used by the Company's peers.  No other significant changes were made to the loan risk grading system definitions and allowance for loan loss methodology during the past year.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

The loan grading system is presented by loan class below:

	December 31, 2014
			Special
	Satisfactory	Watch	Mention	Substandard	Doubtful	Total
	(In Thousands)
One- to four-family residential
construction	$39,049	$—	$—	$1,312	$—	$40,361
Subdivision construction	24,269	21	—	4,303	—	28,593
Land development	41,035	5,000	—	6,061	—	52,096
Commercial construction	392,929	—	—	—	—	392,929
Owner occupied one- to-four-
family residential	85,041	745	—	1,763	—	87,549
Non-owner occupied one- to-
four-family residential	141,198	580	—	1,273	—	143,051
Commercial real estate	901,167	32,155	—	12,554	—	945,876
Other residential	380,811	9,647	—	1,956	—	392,414
Commercial business	351,744	423	—	1,845	—	354,012
Industrial revenue bonds	40,037	1,024	—	—	—	41,061
Consumer auto	323,002	—	—	351	—	323,353
Consumer other	77,507	3	—	519	—	78,029
Home equity lines of credit	65,841	—	—	431	—	66,272
Acquired FDIC-covered loans,
net of discounts	286,049	—	—	559	—	286,608
Acquired loans no longer covered
by FDIC loss sharing
agreements, net of discounts	48,592	—	—	1,353	—	49,945
Acquired non-covered loans,
net of discounts	121,982	—	—	—	—	121,982

Total	$3,320,253	$49,598	$—	$34,280	$—	$3,404,131

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

	December 31, 2013
			Special
	Satisfactory	Watch	Mention	Substandard	Doubtful	Total
	(In Thousands)
One- to four-family residential
construction	$34,364	$298	$—	$—	$—	$34,662
Subdivision construction	36,524	706	—	3,179	—	40,409
Land development	45,606	1,148	—	11,087	—	57,841
Commercial construction	184,019	—	—	—	—	184,019
Owner occupied one- to-four-
family residential	84,931	503	—	3,699	—	89,133
Non-owner occupied one- to-
four-family residential	137,003	6,718	—	2,187	—	145,908
Commercial real estate	727,668	37,937	—	15,085	—	780,690
Other residential	311,320	12,323	—	1,956	—	325,599
Commercial business	307,540	1,803	—	3,528	2,398	315,269
Industrial revenue bonds	39,532	675	—	2,023	—	42,230
Consumer auto	134,516	—	—	201	—	134,717
Consumer other	81,769	6	—	485	—	82,260
Home equity lines of credit	57,713	—	—	570	—	58,283
Acquired FDIC-covered loans,
net of discounts	383,891	—	—	2,273	—	386,164
Acquired loans no longer covered
by FDIC loss sharing
agreements, net of discounts	—	—	—	—	—	—
Acquired non-covered loans,
net of discounts	—	—	—	—	—	—

Total	$2,566,396	$62,117	$—	$46,273	$2,398	$2,677,184

Certain of the Bank's real estate loans are pledged as collateral for borrowings as set forth in Notes 9 and 11.
Certain directors and executive officers of the Company and the Bank are customers of and had transactions with the Bank in the ordinary course of business.  Except for the interest rates on loans secured by personal residences, in the opinion of management, all loans included in such transactions were made on substantially the same terms as those prevailing at the time for comparable transactions with unrelated parties.  Generally, residential first mortgage loans and home equity lines of credit to all employees and directors have been granted at interest rates equal to the Bank's cost of funds, subject to annual adjustments in the case of residential first mortgage loans and monthly adjustments in the case of home equity lines of credit.  At December 31, 2014 and 2013, loans outstanding to these directors and executive officers are summarized as follows:

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

	December 31,
	2014	2013
	(In Thousands)

Balance, beginning of year	$7,093	$4,295
New loans	10,427	4,835
Payments	(1,492)	(2,037)

Balance, end of year	$16,028	$7,093

Note 4:	Acquired Loans, Loss Sharing Agreements and FDIC Indemnification Assets
TeamBank
On March 20, 2009, Great Southern Bank entered into a purchase and assumption agreement with loss share with the Federal Deposit Insurance Corporation (FDIC) to assume all of the deposits (excluding brokered deposits) and acquire certain assets of TeamBank, N.A., a full service commercial bank headquartered in Paola, Kansas.

The loans, commitments and foreclosed assets purchased in the TeamBank transaction were covered by a loss sharing agreement between the FDIC and Great Southern Bank.  Under the loss sharing agreement, the Bank shares in the losses on assets covered under the agreement (referred to as covered assets).  On losses up to $115.0 million, the FDIC agreed to reimburse the Bank for 80% of the losses.  On losses exceeding $115.0 million, the FDIC agreed to reimburse the Bank for 95% of the losses.  Realized losses covered by the loss sharing agreement include loan contractual balances (and related unfunded commitments that were acquired), accrued interest on loans for up to 90 days, the book value of foreclosed real estate acquired, and certain direct costs, less cash or other consideration received by Great Southern.  This agreement extends for ten years for 1-4 family real estate loans and for five years for other loans, which five-year period ended March 31, 2014.  The value of this loss sharing agreement was considered in determining fair values of loans and foreclosed assets acquired.  The loss sharing agreement is subject to the Bank following servicing procedures as specified in the agreement with the FDIC.  The expected reimbursements under the loss sharing agreement were recorded as an indemnification asset at their preliminary estimated fair value on the acquisition date.  Based upon the acquisition date fair values of the net assets acquired, no goodwill was recorded.
The Bank recorded a preliminary one-time gain of $27.8 million (pre-tax) based upon the initial estimated fair value of the assets acquired and liabilities assumed in accordance with FASB ASC 805, Business Combinations.  FASB ASC 805 allows a measurement period of up to one year to adjust initial fair value estimates as of the acquisition date.  Subsequent to the initial fair value estimate calculations in the first quarter of 2009, additional information was obtained about the fair value of assets acquired and liabilities assumed as of March 20, 2009, which resulted in adjustments to the initial fair value estimates.  Most significantly, additional information was obtained on the credit quality of certain loans as of the acquisition date which resulted in increased

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

fair value estimates of the acquired loan pools.  The fair values of these loan pools were adjusted and the provisional fair values finalized.  These adjustments resulted in a $16.1 million increase to the initial one-time gain of $27.8 million.  Thus, the final gain was $43.9 million related to the fair value of the acquired assets and assumed liabilities.  This gain was included in Noninterest Income in the Company's Consolidated Statement of Income for the year ended December 31, 2009.
The Bank originally recorded the fair value of the acquired loans at their preliminary fair value of $222.8 million and the related FDIC indemnification asset was originally recorded at its preliminary fair value of $153.6 million.  As discussed above, these initial fair values were adjusted during the measurement period, resulting in a final fair value at the acquisition date of $264.4 million for acquired loans and $128.3 million for the FDIC indemnification asset.  A discount was recorded in conjunction with the fair value of the acquired loans and the amount accreted to yield during 2014, 2013 and 2012 was $-0-, $134,000 and $1.2 million, respectively.
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
The loans, commitments and foreclosed assets purchased in the Vantus Bank transaction were covered by a loss sharing agreement between the FDIC and Great Southern Bank.  Under the loss sharing agreement, the Bank shares in the losses on assets covered under the agreement (referred to as covered assets).  On losses up to $102.0 million, the FDIC agreed to reimburse the Bank for 80% of the losses.  On losses exceeding $102.0 million, the FDIC agreed to reimburse the Bank for 95% of the losses.  Realized losses covered by the loss sharing agreement include loan contractual balances (and related unfunded commitments that were acquired), accrued interest on loans for up to 90 days, the book value of foreclosed real estate acquired, and certain direct costs, less cash or other consideration received by Great Southern.  This agreement extends for ten years for 1-4 family real estate loans and for five years for other loans, which five-year period ended September 30, 2014.  The value of this loss sharing agreement was considered in determining fair values of loans and foreclosed assets acquired.  The loss sharing agreement is subject to the Bank following servicing procedures as specified in the agreement with the FDIC.  The expected reimbursements under the loss sharing agreement were recorded as an indemnification asset at their preliminary estimated fair value of $62.2 million on the acquisition date.  Based upon the acquisition date fair values of the net assets acquired, no goodwill was recorded.  The transaction resulted in a preliminary one-time gain of $45.9 million, which was included in Noninterest Income in the Company's Consolidated Statement of Income for the year ended December 31, 2009.  During 2010, the Company continued to analyze its estimates of

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

the fair values of the loans acquired and the indemnification asset recorded.  The Company finalized its analysis of these assets without adjustments to the initial fair value estimates.  The Bank recorded the fair value of the acquired loans at their estimated fair value of $247.0 million and the related FDIC indemnification asset was recorded at its estimated fair value of $62.2 million.  A discount was recorded in conjunction with the fair value of the acquired loans and the amount accreted to yield during 2014, 2013 and 2012 was $-0-, $104,000 and $399,000, respectively.
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
The loans and foreclosed assets purchased in the Sun Security Bank transaction are covered by a loss sharing agreement between the FDIC and Great Southern Bank.  Under the loss sharing agreement, the FDIC has agreed to cover 80% of the losses on the loans (excluding approximately $4 million of consumer loans) and foreclosed assets purchased subject to certain limitations.  Realized losses covered by the loss sharing agreement include loan contractual balances (and related unfunded commitments that were acquired), accrued interest on loans for up to 90 days, the book value of foreclosed real estate acquired, and certain direct costs, less cash or other consideration received by Great Southern.  This agreement extends for ten years for 1-4 family real estate loans and for five years for other loans.  The value of this loss sharing agreement was considered in determining fair values of loans and foreclosed assets acquired.  The loss sharing agreement is subject to the Bank following servicing procedures as specified in the agreement with the FDIC.  The expected reimbursements under the loss sharing agreement were recorded as an indemnification asset at their preliminary estimated fair value of $67.4 million on the acquisition date.  Based upon the acquisition date fair values of the net assets acquired, no goodwill was recorded.  The transaction resulted in a preliminary one-time gain of $16.5 million, which was included in Noninterest Income in the Company's Consolidated Statement of Income for the year ended December 31, 2011.  During 2012, the Company continued to analyze its estimates of the fair values of the loans acquired and the indemnification asset recorded.  The Company finalized its analysis of these assets without adjustments to the initial fair value estimates.  The Bank recorded the fair value of the acquired loans at their estimated fair value of $163.7 million and the related FDIC indemnification asset was recorded at its estimated fair value of $67.4 million.  A discount was recorded in conjunction with the fair value of the acquired loans and the amount accreted to yield during 2014, 2013 and 2012 was $105,000, $974,000 and $1.6 million, respectively.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

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

InterBank
On April 27, 2012, Great Southern Bank entered into a purchase and assumption agreement with loss share with the FDIC to assume all of the deposits and acquire certain assets of Inter Savings Bank, FSB ("InterBank"), a full service bank headquartered in Maple Grove, Minnesota.
The loans and foreclosed assets purchased in the InterBank transaction are covered by a loss sharing agreement between the FDIC and Great Southern Bank.  Under the loss sharing agreement, the FDIC has agreed to cover 80% of the losses on the loans (excluding approximately $60,000 of consumer loans) and foreclosed assets purchased subject to certain limitations.  Realized losses covered by the loss sharing agreement include loan contractual balances (and related unfunded commitments that were acquired), accrued interest on loans for up to 90 days, the book value of foreclosed real estate acquired, and certain direct costs, less cash or other consideration received by Great Southern.  This agreement extends for ten years for 1-4 family real estate loans and for five years for other loans.  The value of this loss sharing agreement was considered in determining fair values of loans and foreclosed assets acquired.  The loss sharing agreement is subject to the Bank following servicing procedures as specified in the agreement with the FDIC.  The expected reimbursements under the loss sharing agreement were recorded as an indemnification asset at their preliminary estimated fair value of $84.0 million on the acquisition date.  Based upon the acquisition date fair values of the net assets acquired, no goodwill was recorded.  The transaction resulted in a preliminary one-time gain of $31.3 million, which was included in Noninterest Income in the Company's Consolidated Statement of Income for the year ended December 31, 2012.  During 2012, the Company continued to analyze its estimates of the fair values of the loans acquired and the indemnification asset recorded.  The Company finalized its analysis of these assets without adjustments to the initial fair value estimates.  The Bank recorded the fair value of the acquired loans at their estimated fair value of $285.5 million and the related FDIC indemnification asset was recorded at its estimated fair value of $84.0 million.  A premium was recorded in conjunction with the fair value of the acquired loans and the amount amortized to yield during 2014, 2013 and 2012 was $544,000, $636,000 and $564,000, respectively.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

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

Valley Bank
On June 20, 2014, Great Southern Bank entered into a purchase and assumption agreement with the FDIC to purchase a substantial portion of the loans and investment securities, as well as certain other assets, and assume all of the deposits, as well as certain other liabilities, of Valley Bank ("Valley"), a full-service bank headquartered in Moline, Illinois, with significant operations in Iowa. This transaction did not include a loss sharing agreement.
Based upon the acquisition date fair values of the net assets acquired, no goodwill was recorded.  The transaction resulted in a preliminary one-time gain of $10.8 million, which was included in Noninterest Income in the Company's Consolidated Statement of Income for the year ended December 31, 2014.  During 2014, the Company continued to analyze its estimates of the fair values of the assets acquired and liabilities assumed.  The Company finalized its analysis of these assets and liabilities without adjustments to the initial fair value estimates.  The Bank recorded the fair value of the acquired loans at their estimated fair value of $165.1 million.  A premium was recorded in conjunction with the fair value of the acquired loans and the amount amortized to yield during 2014 was $501,000.  See Note 31 for further analysis of this acquisition.
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
The amount of the estimated cash flows expected to be received from the acquired loan pools in excess of the fair values recorded for the loan pools is referred to as the accretable yield.  The accretable yield is recognized as interest income over the estimated lives of the loans.  The Company continues to evaluate the fair value of the loans including cash flows expected to be collected.  Increases in the Company's cash flow expectations are recognized as increases to the accretable yield while decreases are recognized as impairments through the allowance for loan

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

losses.  During the years ended December 31, 2014, 2013 and 2012, increases in expected cash flows related to the acquired loan portfolios resulted in adjustments to the accretable yield to be spread over the estimated remaining lives of the loans on a level-yield basis.  The increases in expected cash flows also reduced the amount of expected reimbursements under the loss sharing agreements.  This resulted in corresponding adjustments during the years ended December 31, 2014, 2013 and 2012, to the indemnification assets to be amortized on a level-yield basis over the remainder of the loss sharing agreements or the remaining expected lives of the loan pools, whichever is shorter.  The amounts of these adjustments were as follows:

	Year Ended December 31,
	2014	2013	2012
	(In Thousands)
Increase in accretable yield due to increased
cash flow expectations	$31,461	$40,947	$42,567
Decrease in FDIC indemnification asset
as a result of accretable yield increase	(23,129)	(32,597)	(34,054)

The adjustments, along with those made in previous years, impacted the Company's Consolidated Statements of Income as follows:
	Year Ended December 31,
	2014	2013	2012
	(In Thousands)
Interest income	$34,974	$35,211	$36,186
Noninterest income	(28,740)	(29,451)	(29,864)

Net impact to pre-tax income	$6,234	$5,760	$6,322

Prior to January 1, 2010, the Company's estimate of cash flows expected to be received from the acquired loan pools related to TeamBank and Vantus Bank had not materially changed, other than the adjustment of the provisional fair value measurements of the former TeamBank loan portfolio.  On an on-going basis the Company estimates the cash flows expected to be collected from the acquired loan pools.  For the loan pools acquired in 2009, the cash flow estimates have increased, beginning with the fourth quarter of 2010, based on payment histories and reduced loss expectations of the loan pools.  For the loan pools acquired in 2012 and 2011, the cash flow estimates have increased, beginning in 2012.  This resulted in increased income that was spread on a level-yield basis over the remaining expected lives of the loan pools.
Because these adjustments will be recognized over the remaining lives of the loan pools and the remainder of the loss sharing agreements, respectively, they will impact future periods as well. The remaining accretable yield adjustment that will affect interest income is $26.9 million and the remaining adjustment to the indemnification assets, including the effects of the clawback liability related to Interbank, that will affect non-interest income (expense) is $(22.6) million. Of the

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

remaining adjustments, we expect to recognize $20.4 million of interest income and $(16.5) million of non-interest income (expense) during 2015. Additional adjustments may be recorded in future periods from the FDIC-assisted acquisitions, as the Company continues to estimate expected cash flows from the acquired loan pools.
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
At December 31, 2014 and 2013, the Bank's internal estimate of credit performance is expected to be better than the threshold set by the FDIC in the loss sharing agreement.  Therefore, a separate clawback liability totaling $6.1 million and $3.7 million was recorded at December 31, 2014 and 2013, respectively.  As changes in the fair values of the loans and foreclosed assets are determined due to changes in expected cash flows, changes in the amount of the clawback liability will occur.
In addition, beginning in the three months ended December 31, 2014, the Company's net interest margin has been impacted by additional yield accretion recognized in conjunction with updated estimates of the fair value of the loan pools acquired in the June 2014 Valley Bank FDIC-assisted transaction. Beginning with the three months ended December 31, 2014, the cash flow estimates have increased for certain of the Valley Bank loan pools primarily based on significant loan repayments and also due to collection of certain loans, thereby reducing loss expectations on certain of the loan pools. This resulted in increased income that was spread on a level-yield basis over the remaining expected lives of these loan pools. The Valley Bank transaction does not include a loss sharing agreement with the FDIC. Therefore, there is no related indemnification asset. The entire amount of the discount adjustment will be accreted to interest income over time with no offsetting impact to non-interest income.

TeamBank Loans, Foreclosed Assets and Indemnification Asset
The following tables present the balances of the loans, discount and FDIC indemnification asset related to the TeamBank transaction at December 31, 2014 and 2013.  Gross loan balances (due from the borrower) were reduced approximately $392.3 million since the transaction date because of $258.6 million of repayments by the borrower, $61.6 million of transfers to foreclosed assets and $72.1 million of charge-downs to customer loan balances.  Based upon the collectability analyses performed during the acquisition, we expected certain levels of foreclosures and charge-offs and actual results have been better than our expectations.  As a result, cash flows expected to

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

be received from the acquired loan pools have increased, resulting in adjustments that were made to the related accretable yield as described above.
	December 31, 2014
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$43,855	$132
Reclassification from nonaccretable discount
to accretable discount due to change in
expected losses (net of accretion to date)	(1,923)	—
Original estimated fair value of assets, net of
activity since acquisition date	(41,560)	(119)
Expected loss remaining	372	13
Assumed loss sharing recovery percentage	85%	77%
Expected loss sharing value	315	10
Indemnification asset to be amortized resulting from
change in expected losses	359	—

FDIC indemnification asset	$674	$10

	December 31, 2013
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$53,553	$664
Reclassification from nonaccretable discount
to accretable discount due to change in
expected losses (net of accretion to date)	(2,882)	—
Original estimated fair value of assets, net of
activity since acquisition date	(49,862)	(647)
Expected loss remaining	809	17
Assumed loss sharing recovery percentage	82%	76%
Expected loss sharing value	665	13
Indemnification asset to be amortized resulting from
change in expected losses	593	—
Accretable discount on FDIC indemnification asset	(10)	—

FDIC indemnification asset	$1,248	$13

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

Vantus Bank Loans, Foreclosed Assets and Indemnification Asset
The following tables present the balances of the loans, discount and FDIC indemnification asset related to the Vantus Bank transaction at December 31, 2014 and 2013.  Gross loan balances (due from the borrower) were reduced approximately $289.4 million since the transaction date because of $243.5 million of repayments by the borrower, $16.5 million of transfers to foreclosed assets and $29.4 million of charge-downs to customer loan balances.  Based upon the collectability analyses performed during the acquisition, we expected certain levels of foreclosures and charge-offs and actual results have been better than our expectations.  As a result, cash flows expected to be received from the acquired loan pools have increased, resulting in adjustments that were made to the related accretable yield as described above.
	December 31, 2014
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$42,138	$1,084
Reclassification from nonaccretable discount
to accretable discount due to change in
expected losses (net of accretion to date)	(504)	—
Original estimated fair value of assets, net of
activity since acquisition date	(40,997)	(894)
Expected loss remaining	637	190
Assumed loss sharing recovery percentage	72%	0%
Expected loss sharing value	461	—
Indemnification asset to be amortized resulting from
change in expected losses	324	—

FDIC indemnification asset	$785	$—

	December 31, 2013
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$60,011	$1,986
Reclassification from nonaccretable discount
to accretable discount due to change in
expected losses (net of accretion to date)	(1,202)	—
Original estimated fair value of assets, net of
activity since acquisition date	(57,920)	(1,092)
Expected loss remaining	889	894
Assumed loss sharing recovery percentage	78%	80%
Expected loss sharing value	690	716
Indemnification asset to be amortized resulting from
change in expected losses	919	—
Accretable discount on FDIC indemnification asset	(32)	—

FDIC indemnification asset	$1,577	$716

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

Sun Security Bank Loans, Foreclosed Assets and Indemnification Asset
The following tables present the balances of the loans, discount and FDIC indemnification asset related to the Sun Security Bank transaction at December 31, 2014 and 2013.  Gross loan balances (due from the borrower) were reduced approximately $174.8 million since the transaction date because of $117.5 million of repayments by the borrower, $27.7 million of transfers to foreclosed assets and $29.6 million of charge-downs to customer loan balances.  Based upon the collectability analyses performed during the acquisition, we expected certain levels of foreclosures and charge-offs and actual results have been better than our expectations.  As a result, cash flows expected to be received from the acquired loan pools have increased, resulting in adjustments that were made to the related accretable yield as described above.  Of the $4.1 million expected loss remaining, $261,000 is non-loss share discount.
	December 31, 2014
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$59,618	$2,325
Reclassification from nonaccretable discount
to accretable discount due to change in
expected losses (net of accretion to date)	(3,341)	—
Original estimated fair value of assets, net of
activity since acquisition date	(52,166)	(1,488)
Expected loss remaining	4,111	837
Assumed loss sharing recovery percentage	65%	80%
Expected loss sharing value	2,676	670
Indemnification asset to be amortized resulting from
change in expected losses	2,662	—
Accretable discount on FDIC indemnification asset	(267)	(64)

FDIC indemnification asset	$5,071	$606

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

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

InterBank Loans, Foreclosed Assets and Indemnification Asset
The following tables present the balances of the loans, discount and FDIC indemnification asset related to the InterBank transaction at December 31, 2014 and 2013.  Gross loan balances (due from the borrower) were reduced approximately $148.3 million since the transaction date because of $115.3 million of repayments by the borrower, $12.5 million of transfers to foreclosed assets and $20.5 million of charge-offs to customer loan balances.  Based upon the collectability analyses performed during the acquisition, we expected certain levels of foreclosures and charge-offs and actual results have been better than our expectations.  As a result, cash flows expected to be received from the acquired loan pools have increased, resulting in adjustments that were made to the related accretable yield as described above.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

	December 31, 2014
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$244,977	$4,494
Noncredit premium/(discount), net of
activity since acquisition date	1,361	—
Reclassification from nonaccretable discount
to accretable discount due to change in
expected losses (net of accretion to date)	(19,566)	—
Original estimated fair value of assets, net of
activity since acquisition date	(201,830)	(3,986)
Expected loss remaining	24,942	508
Assumed loss sharing recovery percentage	82%	80%
Expected loss sharing value	20,509	406
FDIC loss share clawback	3,620	—
Indemnification asset to be amortized resulting from
change in expected losses	15,652	—
Accretable discount on FDIC indemnification asset	(2,967)	(33)
FDIC indemnification asset	$36,814	$373

	December 31, 2013
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$284,975	$6,543
Noncredit premium/(discount), net of
activity since acquisition date	1,905	—
Reclassification from nonaccretable discount
to accretable discount due to change in
expected losses (net of accretion to date)	(21,218)	—
Original estimated fair value of assets, net of
activity since acquisition date	(213,539)	(5,073)
Expected loss remaining	52,123	1,470
Assumed loss sharing recovery percentage	82%	80%
Expected loss sharing value	42,654	1,176
FDIC loss share clawback	2,893	—
Indemnification asset to be amortized resulting from
change in expected losses	16,974	—
Accretable discount on FDIC indemnification asset	(4,874)	(33)
FDIC indemnification asset	$57,647	$1,143

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

Valley Bank Loans and Foreclosed Assets
The following tables present the balances of the loans and discount related to the Valley Bank transaction at December 31, 2014 and June 20, 2014 (the transaction date).  Gross loan balances (due from the borrower) were reduced approximately $47.3 million since the transaction date because of $42.8 million of repayments by the borrower, $778,000 of transfers to foreclosed assets and $3.7 million of charge-offs to customer loan balances.  The Valley Bank transaction did not include a loss sharing agreement; however, the loans were recorded at a discount, which is accreted to yield over the life of the loans.  Based upon the collectability analyses performed during the acquisition, we expected certain levels of foreclosures and charge-offs and actual results have been better than our expectations.  As a result, cash flows expected to be received from the acquired loan pools have increased, resulting in adjustments that were made to the related accretable yield as described above.
	December 31, 2014
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis, net of activity
since acquisition date	$145,845	$778
Noncredit premium/(discount), net of
activity since acquisition date	1,514	—
Reclassification from nonaccretable discount
to accretable discount due to change in
expected losses (net of accretion to date)	(1,519)	—
Original estimated fair value of assets, net of
activity since acquisition date	(121,982)	(778)
Expected loss remaining	$23,858	$—

	June 20, 2014
		Foreclosed
	Loans	Assets
	(In Thousands)

Initial basis	$193,186	$—
Noncredit premium/(discount)	2,015	—
Original estimated fair value of assets	(165,098)	—
Expected loss remaining	$30,103	$—

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

Changes in the accretable yield for acquired loan pools were as follows for the years ended December 31, 2014, 2013 and 2012:
			Sun
	TeamBank	Vantus Bank	Security Bank	InterBank	Valley Bank
	(In Thousands)
Balance, January 1, 2012	$14,662	$21,967	$12,769	$—	$—
Additions	—	—	—	46,078	—
Accretion	(20,129)	(21,437)	(15,851)	(11,998)	—
Reclassification from nonaccretable difference(1)	17,595	13,008	14,341	8,494	—

Balance, December 31, 2012	12,128	13,538	11,259	42,574	—
Accretion	(9,473)	(8,940)	(16,885)	(28,667)	—
Reclassification from nonaccretable difference(1)	4,747	1,127	16,739	26,188	—

Balance, December 31, 2013	7,402	5,725	11,113	40,095	—
Additions	—	—	—	—	22,976
Accretion	(4,138)	(3,835)	(10,590)	(37,994)	(4,788)
Reclassification from nonaccretable difference(1)	3,601	2,563	7,429	33,991	(7,056)

Balance, December 31, 2014	$6,865	$4,453	$7,952	$36,092	$11,132

(1)
Represents increases in estimated cash flows expected to be received from the acquired loan pools, primarily due to lower estimated credit losses.  The numbers also include changes in expected accretion of the loan pools for TeamBank, Vantus Bank, Sun Security Bank, InterBank and Valley Bank for the year ended December 31, 2014, totaling $3.2 million, $2.4 million, $3.9 million, $9.2 million and $(9.6 million), respectively; for TeamBank, Vantus Bank, Sun Security Bank and InterBank for the year ended December 31, 2013, totaling $2.3 million, $611,000, $4.8 million and $146,000, respectively; and for TeamBank, Vantus Bank, Sun Security Bank and InterBank for the year ended December 31, 2012, totaling $5.2 million, $4.4 million, $3.6 million and $2.4 million, respectively.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

Note 5:	Other Real Estate Owned
Major classifications of foreclosed assets at December 31, 2014 and 2013, were as follows:
	2014	2013
	(In Thousands)
Foreclosed assets held for sale
One- to four-family construction	$223	$600
Subdivision construction	9,857	12,152
Land development	17,168	16,688
Commercial construction	—	2,132
One- to four-family residential	3,353	744
Other residential	2,625	5,900
Commercial real estate	1,632	3,135
Commercial business	59	79
Consumer	624	715
	35,541	42,145
FDIC-supported foreclosed assets, net of discounts	5,695	9,258
Acquired foreclosed assets no longer covered by
FDIC loss sharing agreements, net of discounts	879	—
Acquired foreclosed assets not covered by FDIC
loss sharing agreements, net of discounts (Valley Bank)	778	—

Foreclosed assets held for sale, net	42,893	51,403

Other real estate owned not acquired through
foreclosure	2,945	2,111

Other real estate owned	$45,838	$53,514

As of December 31, 2014, other real estate owned not acquired through foreclosure includes 13 properties, 11 of which were branch locations that have been closed and are held for sale, and two of which are land which was acquired for potential branch locations.
Expenses applicable to foreclosed assets for the years ended December 31, 2014, 2013 and 2012, included the following:
	2014	2013	2012
	(In Thousands)

Net gain on sales of real estate	$(91)	$(231)	$(1,603)
Valuation write-downs	3,343	1,384	6,786
Operating expenses, net of rental
income	2,384	2,915	3,565

	$5,636	$4,068	$8,748

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

Note 6:	Premises and Equipment
Major classifications of premises and equipment at December 31, 2014 and 2013, stated at cost, were as follows:
	2014	2013
	(In Thousands)

Land	$35,577	$29,348
Buildings and improvements	85,128	71,026
Furniture, fixtures and equipment	50,311	44,143
	171,016	144,517
Less accumulated depreciation	46,175	39,983

	$124,841	$104,534

Note 7:	Investments in Limited Partnerships
Investments in Affordable Housing Partnerships
The Company has invested in certain limited partnerships that were formed to develop and operate apartments and single-family houses designed as high-quality affordable housing for lower income tenants throughout Missouri and contiguous states.  At December 31, 2014, the Company had thirteen investments, with a net carrying value of $29.6 million.  At December 31, 2013, the Company had fifteen investments, with a net carrying value of $34.2 million.  Due to the Company's inability to exercise any significant influence over any of the investments in Affordable Housing Partnerships, they all are accounted for using the proportional amortization method.  Each of the partnerships must meet the regulatory requirements for affordable housing for a minimum 15-year compliance period to fully utilize the tax credits.  If the partnerships cease to qualify during the compliance period, the credits may be denied for any period in which the projects are not in compliance and a portion of the credits previously taken may be subject to recapture with interest.
The remaining federal affordable housing tax credits to be utilized over a maximum of 15 years were $38.7 million as of December 31, 2014, assuming no tax credit recapture events occur and all projects currently under construction are completed as planned.  Amortization of the investments in partnerships is expected to be approximately $29.5 million, assuming all projects currently under construction are completed and funded as planned.  The Company's usage of federal affordable housing tax credits approximated $6.0 million, $7.1 million and $5.2 million during 2014, 2013 and 2012, respectively.  Investment amortization amounted to $4.7 million, $5.0 million and $4.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

Investments in Community Development Entities
The Company has invested in certain limited partnerships that were formed to develop and operate business and real estate projects located in low-income communities.  At December 31, 2014, the Company had four investments, with a net carrying value of $5.1 million.  At December 31, 2013, the Company had four investments, with a net carrying value of $6.8 million.  Due to the Company's inability to exercise any significant influence over any of the investments in qualified Community Development Entities, they are all accounted for using the cost method.  Each of the partnerships provides federal New Market Tax Credits over a seven-year credit allowance period.  In each of the first three years, credits totaling five percent of the original investment are allowed on the credit allowance dates and for the final four years, credits totaling six percent of the original investment are allowed on the credit allowance dates.  Each of the partnerships must be invested in a qualified Community Development Entity on each of the credit allowance dates during the seven-year period to utilize the tax credits.  If the Community Development Entities cease to qualify during the seven-year period, the credits may be denied for any credit allowance date and a portion of the credits previously taken may be subject to recapture with interest.  The investments in the Community Development Entities cannot be redeemed before the end of the seven-year period.
The remaining federal New Market Tax Credits to be utilized over a maximum of seven years were $7.1 million as of December 31, 2014.  Amortization of the investments in partnerships is expected to be approximately $5.0 million.  The Company's usage of federal New Market Tax Credits approximated $2.3 million, $2.3 million and $1.7 million during 2014, 2013 and 2012, respectively.  Investment amortization amounted to $1.7 million, $1.6 million and $1.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.
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

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

Note 8:	Deposits
Deposits at December 31, 2014 and 2013, are summarized as follows:
	Weighted Average
	Interest Rate	2014	2013
		(In Thousands, Except Interest Rates)

Noninterest-bearing accounts	—	$518,266	$522,805
Interest-bearing checking and
savings accounts	0.19% - 0.20%	1,375,100	1,291,879
		1,893,366	1,814,684

Certificate accounts	0% - 0.99%	798,932	669,698
	1% - 1.99%	227,476	251,118
	2% - 2.99%	61,146	61,042
	3% - 3.99%	8,065	9,413
	4% - 4.99%	1,435	1,852
	5% and above	420	819
		1,097,474	993,942

		$2,990,840	$2,808,626

The weighted average interest rate on certificates of deposit was 0.78% and 0.69% at December 31, 2014 and 2013, respectively.
The aggregate amount of certificates of deposit originated by the Bank in denominations greater than $100,000 was approximately $402.0 million and $345.1 million at December 31, 2014 and 2013, respectively.  The Bank utilizes brokered deposits as an additional funding source.  The aggregate amount of brokered deposits was approximately $173.5 million and $126.3 million at December 31, 2014 and 2013, respectively.
At December 31, 2014, scheduled maturities of certificates of deposit were as follows:
	Retail	Brokered	Total
	(In Thousands)

2015	$632,607	$80,656	$713,263
2016	161,813	75,356	237,169
2017	74,880	17,512	92,392
2018	39,739	—	39,739
2019	9,079	—	9,079
Thereafter	5,832	—	5,832

	$923,950	$173,524	$1,097,474

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

A summary of interest expense on deposits for the years ended December 31, 2014, 2013 and 2012, is as follows:
	2014	2013	2012
	(In Thousands)

Checking and savings accounts	$3,088	$3,551	$7,087
Certificate accounts	8,264	8,871	13,715
Early withdrawal penalties	(127)	(76)	(82)

	$11,225	$12,346	$20,720

Note 9:	Advances From Federal Home Loan Bank
Advances from the Federal Home Loan Bank at December 31, 2014 and 2013, consisted of the following:
	December 31, 2014		December 31, 2013
		Weighted		Weighted
		Average		Average
		Interest		Interest
Due In	Amount	Rate	Amount	Rate
	(In Thousands)

2014	$—	—%	2,315	1.02%
2015	240,065	0.41	10,065	3.87
2016	70	5.14	25,070	3.81
2017	30,826	3.26	85,825	3.92
2018	81	5.14	81	5.06
2019	28	5.14	29	5.06
2020 and thereafter	500	5.54	500	5.54

	271,570	0.75	123,885	3.85

Unamortized fair value adjustment	71		2,872

	$271,641		$126,757

Included in the Bank's FHLB advances at December 31, 2014 and December 31, 2013, was a $10.0 million advance with a maturity date of October 26, 2015.  The interest rate on this advance is 3.86%.  The advance has a call provision that allows the Federal Home Loan Bank of Topeka to call the advance quarterly.
Included in the Bank's FHLB advances at December 31, 2014 and December 31, 2013, was a $30.0 million advance with a maturity date of November 24, 2017.  The interest rate on this advance is 3.20%.  The advance has a call provision that allows the Federal Home Loan Bank of Des Moines to call the advance quarterly.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012
Included in the Bank's FHLB advances at December 31, 2013, was a $25.0 million advance with a maturity date of December 7, 2016.  The interest rate on this advance was 3.81%.  This advance was repaid by the Bank in June 2014.
Included in the Bank's FHLB advances at December 31, 2013, was a $30.0 million advance with a maturity date of March 29, 2017.  The interest rate on this advance was 4.07%.  This advance was repaid by the Bank in June 2014.

Included in the Bank's FHLB advances at December 31, 2013, was a $25.0 million advance with a maturity date of June 20, 2017.  The interest rate on this advance was 4.57%.  This advance was repaid by the Bank in June 2014.
The Company prepaid a total of $80 million of its Federal Home Loan Bank advances and $50 million of structured repurchase agreements (see Note 12) during the year ended December 31, 2014 as part of a strategy to utilize the Bank's liquidity and improve net interest margin.  As a result, the Company incurred one-time prepayment penalties totaling $7.4 million, which were included in other operating expenses.
The Bank has pledged FHLB stock, investment securities and first mortgage loans free of pledges, liens and encumbrances as collateral for outstanding advances.  No investment securities were specifically pledged as collateral for advances at December 31, 2014 and 2013.  Loans with carrying values of approximately $1.10 billion and $878.5 million were pledged as collateral for outstanding advances at December 31, 2014 and 2013, respectively.  The Bank had potentially available $395.3 million remaining on its line of credit under a borrowing arrangement with the FHLB of Des Moines at December 31, 2014.

Note 10:	Short-Term Borrowings
Short-term borrowings at December 31, 2014 and 2013, are summarized as follows:
	2014	2013
	(In Thousands)

Notes payable – Community Development
Equity Funds	$1,451	$1,128
Overnight borrowings from the Federal Home Loan Bank	41,000	—
Securities sold under reverse repurchase agreements	168,993	134,981

	$211,444	$136,109

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

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

Short-term borrowings had weighted average interest rates of 0.08% and 0.04% at December 31, 2014 and 2013, respectively.  Short-term borrowings averaged approximately $165.2 million and $180.4 million for the years ended December 31, 2014 and 2013, respectively.  The maximum amounts outstanding at any month end were $211.4 million and $220.1 million, respectively, during those same periods.

Note 11:	Federal Reserve Bank Borrowings
At December 31, 2014 and 2013, the Bank had $563.2 million and $418.9 million, respectively, available under a line-of-credit borrowing arrangement with the Federal Reserve Bank.  The line is secured primarily by commercial loans.  There were no amounts borrowed under this arrangement at December 31, 2014 or 2013.

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
In June 2014, the Company elected to repay this structured repurchase borrowing and incurred a one-time prepayment penalty (see Note 9).

Note 13:	Subordinated Debentures Issued to Capital Trusts
In November 2006, Great Southern Capital Trust II (Trust II), a statutory trust formed by the Company for the purpose of issuing the securities, issued a $25.0 million aggregate liquidation amount of floating rate cumulative trust preferred securities.  The Trust II securities bear a floating distribution rate equal to 90-day LIBOR plus 1.60%.  The Trust II securities are redeemable at the Company's option beginning in February 2012, and if not sooner redeemed, mature on February 1, 2037.  The Trust II securities were sold in a private transaction exempt from registration under the Securities Act of 1933, as amended.  The gross proceeds of the offering were used to purchase Junior Subordinated Debentures from the Company totaling $25.8 million and bearing an interest rate identical to the distribution rate on the Trust II securities.  The initial interest rate on the Trust II debentures was 6.98%.  The interest rate was 1.83% and 1.84% at December 31, 2014 and 2013, respectively.

In July 2007, Great Southern Capital Trust III (Trust III), a statutory trust formed by the Company for the purpose of issuing the securities, issued a $5.0 million aggregate liquidation amount of floating rate cumulative trust preferred securities.  The Trust III securities bear a floating distribution rate equal to 90-day LIBOR plus 1.40%.  The Trust III securities are redeemable at the Company's option beginning October 2012, and if not sooner redeemed, mature on October 1, 2037.  The Trust III securities were sold in a private transaction exempt from registration under the Securities Act of

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

1933, as amended.  The gross proceeds of the offering were used to purchase Junior Subordinated Debentures from the Company totaling $5.2 million and bearing an interest rate identical to the distribution rate on the Trust III securities.  The initial interest rate on the Trust III debentures was 6.76%.  The interest rate was 1.64% and 1.65% at December 31, 2014 and 2013, respectively.
At December 31, 2014 and 2013, subordinated debentures issued to capital trusts are summarized as follows:
	2014	2013
	(In Thousands)

Subordinated debentures	$30,929	$30,929

Note 14:	Income Taxes
The Company files a consolidated federal income tax return.  As of December 31, 2014 and 2013, retained earnings included approximately $17.5 million for which no deferred income tax liability had been recognized.  This amount represents an allocation of income to bad debt deductions for tax purposes only for tax years prior to 1988.  If the Bank were to liquidate, the entire amount would have to be recaptured and would create income for tax purposes only, which would be subject to the then-current corporate income tax rate.  The unrecorded deferred income tax liability on the above amount was approximately $6.5 million at December 31, 2014 and 2013.
During the years ended December 31, 2014, 2013 and 2012, the provision for income taxes included these components:
	2014	2013	2012
	(In Thousands)

Taxes currently payable	$20,013	$17,013	$3,815
Deferred income taxes	(6,260)	(8,839)	13,252

Income taxes	13,753	8,174	17,067
Taxes attributable to
discontinued operations	—	—	(2,487)

Income tax expense attributable to continuing operations	$13,753	$8,174	$14,580

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

The tax effects of temporary differences related to deferred taxes shown on the statements of financial condition were:
	December 31,
	2014	2013
	(In Thousands)
Deferred tax assets
Allowance for loan losses	$13,452	$14,041
Interest on nonperforming loans	317	210
Accrued expenses	1,527	599
Write-down of foreclosed assets	3,970	3,697
Other	350	—
	19,616	18,547

Deferred tax liabilities
Tax depreciation in excess of book depreciation	(6,443)	(3,619)
FHLB stock dividends	(1,494)	(1,656)
Partnership tax credits	(2,176)	(3,068)
Prepaid expenses	(508)	(598)
Unrealized gain on available-for-sale securities	(3,895)	(1,344)
Difference in basis for acquired assets and liabilities	(4,738)	(12,049)
Other	(236)	(256)
	(19,490)	(22,590)

Net deferred tax asset (liability)	$126	$(4,043)

Reconciliations of the Company's effective tax rates from continuing operations to the statutory corporate tax rates were as follows:
	2014	2013	2012

Tax at statutory rate	35.0%	35.0%	35.0%
Nontaxable interest and
dividends	(3.0)	(4.6)	(3.5)
Tax credits	(9.5)	(12.5)	(7.0)
State taxes	1.5	1.6	0.5
Other	—	—	(0.1)

	24.0%	19.5%	24.9%

The Company and its consolidated subsidiaries have not been audited recently by the Internal Revenue Service (IRS) or the state taxing authorities with respect to income or franchise tax returns, and as such, tax years through December 31, 2005, have been closed without audit.  The Company, through one of its subsidiaries, is a partner in two partnerships currently under IRS examination for 2006 and 2007.  As a result, the Company's 2006 and subsequent tax years remain open for examination.  The IRS audits of the two partnerships are ongoing. The IRS has raised

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

questions about the validity of the allocation of a portion of the credits by one of the partnerships. At this time, the Company believes that the partnership has sufficient technical support for its allocation position regarding these credits and that it is more likely than not these allocations will ultimately be sustained; therefore, a reserve for uncertain tax positions is not required.

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

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

Recurring Measurements
The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2014 and 2013:

		Fair Value Measurements Using
		Quoted Prices
		in Active
		Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
December 31, 2014
U.S. government agencies	$19,514	$—	$19,514	$—
Mortgage-backed securities	257,798	—	257,798	—
States and political subdivisions	85,040	—	85,040	—
Equity securities	3,154	—	3,154	—
Mortgage servicing rights	185	—	—	185
Interest rate derivative asset	2,502	—	—	2,502
Interest rate derivative liability	(2,187)	—	—	(2,187)

December 31, 2013
U.S. government agencies	$17,255	$—	$17,255	$—
Mortgage-backed securities	367,578	—	367,578	—
Small Business Administration loan pools	44,855	—	44,855	—
States and political subdivisions	122,724	—	122,724	—
Equity securities	2,869	—	2,869	—
Mortgage servicing rights	211	—	—	211
Interest rate derivative asset	2,544	—	—	2,544
Interest rate derivative liability	(1,613)	—	—	(1,613)

The following is a description of inputs and valuation methodologies used for assets recorded at fair value on a recurring basis and recognized in the accompanying statements of financial condition at December 31, 2014 and 2013, as well as the general classification of such assets pursuant to the valuation hierarchy.  There have been no significant changes in the valuation techniques during the year ended December 31, 2014.  For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

Available-for-Sale Securities
Investment securities available for sale are recorded at fair value on a recurring basis.  The fair values used by the Company are obtained from an independent pricing service, which represent either quoted market prices for the identical asset or fair values determined by pricing models, or other model-based valuation techniques, that consider observable market data, such as interest rate volatilities, LIBOR yield curve, credit spreads and prices from market makers and live trading systems.  Recurring Level 1 securities include exchange traded equity securities.  Recurring Level 2 securities include U.S. government agency securities, mortgage-backed securities, state and municipal bonds and certain equity securities.  Inputs used for valuing Level 2 securities include observable data that may include dealer quotes, benchmark yields, market spreads, live trading levels and market consensus prepayment speeds, among other things.  Additional inputs include indicative values derived from the independent pricing service's proprietary computerized models.  There were no Recurring Level 3 securities at both December 31, 2014 and 2013.
Mortgage Servicing Rights
Mortgage servicing rights do not trade in an active, open market with readily observable prices.  Accordingly, fair value is estimated using discounted cash flow models.  Due to the nature of the valuation inputs, mortgage servicing rights are classified within Level 3 of the hierarchy.
Interest Rate Derivatives
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
Mortgage
Servicing
Rights
(In Thousands)
Balance, January 1, 2013	$152
Additions	239
Amortization	(180)
Balance, December 31, 2013	211
Additions	105
Amortization	(131)
Balance, December 31, 2014	$185

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

Interest
Rate Derivative
Asset
(In Thousands)

Balance, January 1, 2013	$2,112
Net change in fair value	(253)
Balance, December 31, 2013	1,859
Net change in fair value	228

Balance, December 31, 2014	$2,087

Interest Rate Cap Derivative
Asset Designated
as Hedging Instrument
(In Thousands)

Balance, January 1, 2013	$—
Additions	738
Net change in fair value	(53)
Balance, December 31, 2013	685
Net change in fair value	(270)

Balance, December 31, 2014	$415

Interest
Rate Derivative
Liability
(In Thousands)

Balance, January 1, 2013	$2,160
Net change in fair value	(547)
Balance, December 31, 2013	1,613
Net change in fair value	574

Balance, December 31, 2014	$2,187

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

Nonrecurring Measurements
The following tables present the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2014 and 2013:
		Fair Value Measurements Using
		Quoted
		Prices
		in Active
		Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
December 31, 2014
Impaired loans
One- to four-family residential construction	$—	$—	$—	$—
Subdivision construction	274	—	—	274
Land development	3,946	—	—	3,946
Owner occupied one- to four-family residential	862	—	—	862
Non-owner occupied one- to four-family residential	288	—	—	288
Commercial real estate	5,333	—	—	5,333
Other residential	—	—	—	—
Commercial business	320	—	—	320
Consumer auto	38	—	—	38
Consumer other	399	—	—	399
Home equity lines of credit	198	—	—	198
Total impaired loans	$11,658	$—	$—	$11,658

Foreclosed assets held for sale	$6,975	$—	$—	$6,975

December 31, 2013
Impaired loans
One- to four-family residential construction	$—	$—	$—	$—
Subdivision construction	145	—	—	145
Land development	1,474	—	—	1,474
Owner occupied one- to four-family residential	349	—	—	349
Non-owner occupied one- to four-family residential	388	—	—	388
Commercial real estate	5,224	—	—	5,224
Other residential	1,440	—	—	1,440
Commercial business	61	—	—	61
Consumer auto	19	—	—	19
Consumer other	275	—	—	275
Home equity lines of credit	70	—	—	70
Total impaired loans	$9,445	$—	$—	$9,445

Foreclosed assets held for sale	$2,169	$—	$—	$2,169

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

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
Loans Held for Sale
Mortgage loans held for sale are recorded at the lower of carrying value or fair value.  The fair value of mortgage loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics.  As such, the Company classifies mortgage loans held for sale as Nonrecurring Level 2.  Write-downs to fair value typically do not occur as the Company generally enters into commitments to sell individual mortgage loans at the time the loan is originated to reduce market risk.  The Company typically does not have commercial loans held for sale.  At December 31, 2014 and 2013, the aggregate fair value of mortgage loans held for sale exceeded their cost.  Accordingly, no mortgage loans held for sale were marked down and reported at fair value.
Impaired Loans
A loan is considered to be impaired when it is probable that all of the principal and interest due may not be collected according to its contractual terms.  Generally, when a loan is considered impaired, the amount of reserve required under FASB ASC 310, Receivables, is measured based on the fair value of the underlying collateral.  The Company makes such measurements on all material loans deemed impaired using the fair value of the collateral for collateral dependent loans.  The fair value of collateral used by the Company is determined by obtaining an observable market price or by obtaining an appraised value from an independent, licensed or certified appraiser, using observable market data.  This data includes information such as selling price of similar properties and capitalization rates of similar properties sold within the market, expected future cash flows or earnings of the subject property based on current market expectations, and other relevant factors.  All appraised values are adjusted for market-related trends based on the Company's experience in sales and other appraisals of similar property types as well as estimated selling costs.  Each quarter management reviews all collateral dependent impaired loans on a loan-by-loan basis to determine whether updated appraisals are necessary based on loan performance, collateral type and guarantor support.  At times, the Company measures the fair value of collateral dependent impaired loans using appraisals with dates prior to one year from the date of review.  These appraisals are discounted by applying current, observable market data about similar property types such as sales contracts, estimations of value by individuals familiar with the market, other appraisals, sales or collateral assessments based on current market activity until updated appraisals are obtained.  Depending on the length of time since an appraisal was performed and the data provided through our reviews, these appraisals are typically discounted 10-40%.  The policy described above is the same for all types of collateral dependent impaired loans.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

The Company records impaired loans as Nonrecurring Level 3.  If a loan's fair value as estimated by the Company is less than its carrying value, the Company either records a charge-off for the portion of the loan that exceeds the fair value or establishes a reserve within the allowance for loan losses specific to the loan.  Loans for which such charge-offs or reserves were recorded during the years ended December 31, 2014 and 2013, are shown in the table above (net of reserves).
Foreclosed Assets Held for Sale
Foreclosed assets held for sale are initially recorded at fair value less estimated cost to sell at the date of foreclosure.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less estimated cost to sell.  Foreclosed assets held for sale are classified within Level 3 of the fair value hierarchy.  The foreclosed assets represented in the table above have been re-measured during the years ended December 31, 2014 and 2013, subsequent to their initial transfer to foreclosed assets.
The following disclosure relates to financial assets for which it is not practicable for the Company to estimate the fair value at December 31, 2014 and 2013.
FDIC Indemnification Asset
As part of certain Purchase and Assumption Agreements, the Bank and the FDIC entered into loss sharing agreements.  These agreements cover realized losses on loans and foreclosed real estate subject to certain limitations which are more fully described in Note 4.
Under the TeamBank agreement, the FDIC agreed to reimburse the Bank for 80% of the first $115 million in realized losses and 95% for realized losses that exceed $115 million.  The indemnification asset was originally recorded at fair value on the acquisition date (March 20, 2009) and at December 31, 2014 and 2013, the carrying value was $684,000 and $1.3 million, respectively.
Under the Vantus Bank agreement, the FDIC agreed to reimburse the Bank for 80% of the first $102 million in realized losses and 95% for realized losses that exceed $102 million.  The indemnification asset was originally recorded at fair value on the acquisition date (September 4, 2009) and at December 31, 2014 and 2013, the carrying value of the FDIC indemnification asset was $785,000 and $2.3 million, respectively.
Under the Sun Security Bank agreement, the FDIC agreed to reimburse the Bank for 80% of realized losses.  The indemnification asset was originally recorded at fair value on the acquisition date (October 7, 2011) and at December 31, 2014 and 2013, the carrying value of the FDIC indemnification asset was $5.7 million and $10.4 million, respectively.
Under the InterBank agreement, the FDIC agreed to reimburse the Bank for 80% of realized losses.  The indemnification asset was originally recorded at fair value on the acquisition date (April 27, 2012) and at December 31, 2014 and 2013, the carrying value of the FDIC indemnification asset was $37.2 million and $58.8 million, respectively.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

From the dates of acquisition, each of the four agreements extends ten years for 1-4 family real estate loans and five years for other loans.  The loss sharing assets are measured separately from the loan portfolios because they are not contractually embedded in the loans and are not transferable with the loans should the Bank choose to dispose of them.  Fair values on the acquisition dates were estimated using projected cash flows available for loss sharing based on the credit adjustments estimated for each loan pool and the loss sharing percentages.  These cash flows were discounted to reflect the uncertainty of the timing and receipt of the loss sharing reimbursements from the FDIC.  The loss sharing assets are also separately measured from the related foreclosed real estate.  Although the assets are contractual receivables from the FDIC, they do not have effective interest rates.  The Bank will collect the assets over the next several years.  The amount ultimately collected will depend on the timing and amount of collections and charge-offs on the acquired assets covered by the loss sharing agreements.  While the assets were recorded at their estimated fair values on the acquisition dates, it is not practicable to complete fair value analyses on a quarterly or annual basis.  Estimating the fair value of the FDIC indemnification asset would involve preparing fair value analyses of the entire portfolios of loans and foreclosed assets covered by the loss sharing agreements from all of these acquisitions on a quarterly or annual basis.

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
December 31, 2014, 2013 and 2012

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

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

	December 31, 2014			December 31, 2013
	Carrying	Fair	Hierarchy	Carrying	Fair	Hierarchy
	Amount	Value	Level	Amount	Value	Level
Financial assets
Cash and cash equivalents	$218,647	$218,647	1	$227,925	$227,925	1
Held-to-maturity securities	450	499	2	805	912	2
Mortgage loans held for sale	14,579	14,579	2	7,239	7,239	2
Loans, net of allowance for loan losses	3,038,848	3,047,741	3	2,439,530	2,442,917	3
Accrued interest receivable	11,219	11,219	3	11,408	11,408	3
Investment in FHLB stock	16,893	16,893	3	9,822	9,822	3

Financial liabilities
Deposits	2,990,840	2,996,226	3	2,808,626	2,813,779	3
FHLB advances	271,641	273,568	3	126,757	131,281	3
Short-term borrowings	211,444	211,444	3	136,109	136,109	3
Structured repurchase agreements	—	—	3	50,000	53,485	3
Subordinated debentures	30,929	30,929	3	30,929	30,929	3
Accrued interest payable	1,067	1,067	3	1,099	1,099	3
Unrecognized financial instruments (net of
contractual value)
Commitments to originate loans	—	—	3	—	—	3
Letters of credit	92	92	3	76	76	3
Lines of credit	—	—	3	—	—	3

Note 16:	Operating Leases
The Company has entered into various operating leases at several of its locations.  Some of the leases have renewal options.
At December 31, 2014, future minimum lease payments were as follows (in thousands):
2015	$1,042
2016	920
2017	820
2018	617
2019	422
Thereafter	526

$4,347

Rental expense was $1.1 million, $1.0 million and $1.7 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

Note 17:	Derivatives and Hedging Activities
Risk Management Objective of Using Derivatives
The Company is exposed to certain risks arising from both its business operations and economic conditions.  The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities.  The Company manages economic risks, including interest rate, liquidity and credit risk, primarily by managing the amount, sources and duration of its assets and liabilities.  In the normal course of business, the Company may use derivative financial instruments (primarily interest rate swaps) from time to time to assist in its interest rate risk management.  The Company has interest rate derivatives that result from a service provided to certain qualifying loan customers that are not used to manage interest rate risk in the Company's assets or liabilities and are not designated in a qualifying hedging relationship.  The Company manages a matched book with respect to its derivative instruments in order to minimize its net risk exposure resulting from such transactions.  In addition, the Company has interest rate derivatives that are designated in a qualified hedging relationship.
Nondesignated Hedges
The Company has interest rate swaps that are not designated in qualifying hedging relationship.  Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain loan customers, which the Company began offering during 2011.  The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions.  As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.
As part of the Valley Bank FDIC-assisted acquisition, the Company acquired seven loans with related interest rate swaps.  Valley's swap program differed from the Company's in that Valley did not have back to back swaps with the customer and a counterparty.  Two of the seven acquired loans with interest rate swaps have paid off.  The notional amount of the five remaining Valley swaps is $4.0 million at December 31, 2014.  As of December 31, 2014, the Company had 28 interest rate swaps totaling $125.1 million in notional amount with commercial customers, and 28 interest rate swaps with the same notional amount with third parties related to its program.  As of December 31, 2013, the Company had 24 interest rate swaps totaling $114.0 million in notional amount with commercial customers, and 24 interest rate swaps with the same notional amount with third parties related to its program.  During the years ended December 31, 2014 and 2013, the Company recognized a net loss of $345,000 and a net gain of $295,000, respectively, in noninterest income related to changes in the fair value of these swaps.
Cash Flow Hedges
As a strategy to maintain acceptable levels of exposure to the risk of changes in future cash flows due to interest rate fluctuations, the Company entered into two interest rate cap agreements for a portion of its floating rate debt associated with its trust preferred securities.  The agreement with a

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

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
The effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.  Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.  During the years ended December 31, 2014 and 2013, the Company recognized $-0- in noninterest income related to changes in the fair value of these derivatives.  During the years ended December 31, 2014 and 2013, the Company recognized $19,000 and $-0-, respectively, in interest expense related to the amortization of the cost of these interest rate caps.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the Consolidated Statements of Financial Condition:
	Location in	Fair Value
	Consolidated Statements	December 31,	December 31,
	of Financial Condition	2014	2013
		(In Thousands)
Derivatives designated as
hedging instruments
Interest rate caps	Prepaid expenses and other assets	$415	$685

Total derivatives designated
as hedging instruments		$415	$685

Derivatives not designated
as hedging instruments

Asset Derivatives
Derivatives not designated
as hedging instruments
Interest rate products	Prepaid expenses and other assets	$2,087	$1,859

Total derivatives not
designated as hedging
instruments		$2,087	$1,859

Liability Derivatives
Derivatives not designated
as hedging instruments
Interest rate products	Accrued expenses and other liabilities	$2,187	$1,613

Total derivatives not
designated as hedging
instruments		$2,187	$1,613

The following tables present the effect of derivative instruments on the statements of comprehensive income:
	Year Ended December 31
Cash Flow Hedges	Amount of Gain (Loss) Recognized in AOCI
	2014	2013
	(In Thousands)

Interest rate cap, net of income taxes	$(164)	$(34)

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

Agreements with Derivative Counterparties
The Company has agreements with its derivative counterparties.  If the Company defaults on any of its indebtedness, including a default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.  If the Bank fails to maintain its status as a well-capitalized institution, then the counterparty could terminate the derivative positions and the Company would be required to settle its obligations under the agreements.  Similarly, the Company could be required to settle its obligations under certain of its agreements if certain regulatory events occurred, such as the issuance of a formal directive, or if the Company's credit rating is downgraded below a specified level.
As of December 31, 2014, the termination value of derivatives in a net liability position, which included accrued interest but excluded any adjustment for nonperformance risk, related to these agreements was $2.1 million.  The Company has minimum collateral posting thresholds with its derivative counterparties.  At December 31, 2014, the Company's activity with its derivative counterparties had met the level at which the minimum collateral posting thresholds take effect and the Company had posted $3.1 million of collateral to satisfy the agreement.  As of December 31, 2013, the termination value of derivatives in a net liability position, which included accrued interest but excluded any adjustment for nonperformance risk, related to these agreements was $480,000.  At December 31, 2013, the Company's activity with its derivative counterparties had met the level at which the minimum collateral posting thresholds take effect and the Company had posted $778,000 of collateral to satisfy the agreement.  If the Company had breached any of these provisions at December 31, 2014 and 2013, it could have been required to settle its obligations under the agreements at the termination value.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

Note 18:	Commitments and Credit Risk
Commitments to Originate Loans
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since a significant portion of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Bank evaluates each customer's creditworthiness on a case‑by‑case basis.  The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the counterparty.  Collateral held varies but may include accounts receivable, inventory, property and equipment, commercial real estate and residential real estate.
At December 31, 2014 and 2013, the Bank had outstanding commitments to originate loans and fund commercial construction loans aggregating approximately $130.0 million and $84.4 million, respectively.  The commitments extend over varying periods of time with the majority being disbursed within a 30- to 180-day period.
Mortgage loans in the process of origination represent amounts that the Bank plans to fund within a normal period of 60 to 90 days, many of which are intended for sale to investors in the secondary market.  Total mortgage loans in the process of origination amounted to approximately $12.7 million and $7.0 million at December 31, 2014 and 2013, respectively.
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
The Company had total outstanding standby letters of credit amounting to approximately $24.2 million and $28.4 million at December 31, 2014 and 2013, respectively, with $21.7 million and $25.4 million, respectively, of the letters of credit having terms up to five years and $3.5 million and $3.0 million, respectively, of the letters of credit having terms over five years.  Of the amount having terms over five years, $2.5 million and $2.9 million at December 31, 2014 and 2013, respectively, consisted of an outstanding letter of credit to guarantee the payment of principal and interest on a Multifamily Housing Refunding Revenue Bond Issue.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

Purchased Letters of Credit
The Company has purchased letters of credit from the Federal Home Loan Bank as security for certain public deposits.  The amount of the letters of credit was $2.5 million and $14.9 million at December 31, 2014 and 2013, respectively, and they expire in less than one year from issuance.
Lines of Credit
Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Lines of credit generally have fixed expiration dates.  Since a portion of the line may expire without being drawn upon, the total unused lines do not necessarily represent future cash requirements.  The Bank evaluates each customer's creditworthiness on a case‑by‑case basis.  The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the counterparty.  Collateral held varies but may include accounts receivable, inventory, property and equipment, commercial real estate and residential real estate.  The Bank uses the same credit policies in granting lines of credit as it does for on-balance-sheet instruments.
At December 31, 2014, the Bank had granted unused lines of credit to borrowers aggregating approximately $386.4 million and $92.3 million for commercial lines and open‑end consumer lines, respectively.  At December 31, 2013, the Bank had granted unused lines of credit to borrowers aggregating approximately $249.9 million and $84.0 million for commercial lines and open‑end consumer lines, respectively.
Credit Risk
The Bank grants collateralized commercial, real estate and consumer loans primarily to customers in its market areas.  Although the Bank has a diversified portfolio, loans aggregating approximately $136.1 million and $130.0 million at December 31, 2014 and 2013, respectively, are secured by motels, restaurants, recreational facilities, other commercial properties and residential mortgages in the Branson, Missouri, area.  Residential mortgages account for approximately $40.2 million and $44.8 million of this total at December 31, 2014 and 2013, respectively.
In addition, loans (excluding those covered by loss sharing agreements) aggregating approximately $524.7 million and $428.1 million at December 31, 2014 and 2013, respectively, are secured primarily by apartments, condominiums, residential and commercial land developments, industrial revenue bonds and other types of commercial properties in the St. Louis, Missouri, area.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

Note 19:	Additional Cash Flow Information
	2014	2013	2012
	(In Thousands)
Noncash Investing and Financing Activities
Real estate acquired in settlement of
loans	$19,975	$45,941	$82,954
Sale and financing of foreclosed assets	$1,805	$11,303	$11,855
Conversion of premises and equipment
to foreclosed assets	$202	$2,111	—
Dividends declared but not paid	$2,896	$2,606	$168

Additional Cash Payment Information
Interest paid	$15,833	$19,426	$29,332
Income taxes paid	$8,510	$17,351	$33
Income taxes refunded	—	—	$11,646
Note 20:	Employee Benefits
The Company participates in the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra DB Plan), a multiemployer defined benefit pension plan covering all employees who have met minimum service requirements.  Effective July 1, 2006, this plan was closed to new participants.  Employees already in the plan continue to accrue benefits.  The Pentegra DB Plan's Employer Identification Number is 13-5645888 and the Plan Number is 333.  The Company's policy is to fund pension cost accrued.  Employer contributions charged to expense for the years ended December 31, 2014, 2013 and 2012, were approximately $731,000, $744,000 and $895,000, respectively.  The Company's contributions to the Pentegra DB Plan were not more than 5% of the total contributions to the plan.  The funded status of the plan as of July 1, 2014 and 2013, was 108.86% and 102.24%, respectively.  The funded status was calculated by taking the market value of plan assets, which reflected contributions received through June 30, 2014 and 2013, respectively, divided by the funding target.  No collective bargaining agreements are in place that require contributions to the Pentegra DB Plan.
The Company has a defined contribution retirement plan covering substantially all employees.  The Company matches 100% of the employee's contribution on the first 3% of the employee's compensation and also matches an additional 50% of the employee's contribution on the next 2% of the employee's compensation.  Employer contributions charged to expense for the years ended December 31, 2014, 2013 and 2012, were approximately $1.1 million, $870,000 and $1.2 million, respectively.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

Note 21:	Stock Option Plan
The Company established the 2003 Stock Option and Incentive Plan (the "2003 Plan") for employees and directors of the Company and its subsidiaries.  Under the plan, stock options or other awards could be granted with respect to 598,224 shares of common stock.  On May 15, 2013, the Company's stockholders approved the Great Southern Bancorp, Inc. 2013 Equity Incentive Plan (the "2013 Plan").  Upon the stockholders' approval of the 2013 Plan, the Company's 2003 Plan was frozen.  As a result, no new stock options or other awards may be granted under the 2003 Plan; however, existing outstanding awards under the 2003 Plan were not affected.  At December 31, 2014, 407,898 options were outstanding under the 2003 Plan.

During 2013, the Company established the 2013 Plan, which provides for the grant from time to time to directors, emeritus directors, officers, employees and advisory directors of stock options, stock appreciation rights and restricted stock awards.  The number of shares of Common Stock available for awards under the 2013 Plan is 700,000, all of which may be utilized for stock options and stock appreciation rights and no more than 100,000 of which may be utilized for restricted stock awards.  At December 31, 2014, 253,200 options were outstanding under the 2013 Plan.

Stock options may be either incentive stock options or nonqualified stock options, and the option price must be at least equal to the fair value of the Company's common stock on the date of grant.  Options generally are granted for a 10‑year term and generally become exercisable in four cumulative annual installments of 25% commencing two years from the date of grant.  The Stock Option Committee may accelerate a participant's right to purchase shares under the plan.
Stock awards may be granted to key officers and employees upon terms and conditions determined solely at the discretion of the Stock Option Committee.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

The table below summarizes transactions under the Company's stock option plans:

			Weighted
	Available to Grant	Shares Under Option	Average Exercise Price

Balance, January 1, 2012	367,340	809,053	$23.391
Granted	(105,200)	105,200	24.759
Exercised	—	(116,479)	19.488
Forfeited from current plan(s)	64,482	(64,482)	23.168

Balance, December 31, 2012	326,622	733,292	24.227
Granted from 2003 plan	(3,100)	3,100	23.957
Exercised	—	(106,367)	19.687
Forfeited from terminated plan(s)	46,818	(46,818)	27.202
Termination of 2003 Plan	(370,340)	—
	—	583,207
Available to grant from 2013 Plan	700,000	—
Granted from 2013 Plan	(116,500)	116,500	29.515

Balance, December 31, 2013	583,500	699,707	25.597
Granted from 2013 Plan	(147,400)	147,400	32.450
Exercised	—	(153,287)	27.088
Forfeited from terminated plan(s)	—	(22,022)	27.387
Forfeited from current plan(s)	10,700	(10,700)	30.204

Balance, December 31, 2014	446,800	661,098	$26.560

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

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

The fair value of each option award is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:
	December 31,	December 31,	December 31,
	2014	2013	2012

Expected dividends per share	$0.80	$0.72	$0.72
Risk-free interest rate	1.40%	1.53%	0.65%
Expected life of options	5 years	5 years	5 years
Expected volatility	18.95%	24.80%	28.83%
Weighted average fair value of
options granted during year	$4.20	$5.22	$4.55

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
The following table presents the activity related to options under all plans for the year ended December 31, 2014.
			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Options	Price	Term

Options outstanding, January 1, 2014	699,707	$25.597	5.93 years
Granted	147,400	32.450
Exercised	(153,287)	27.088
Forfeited	(32,722)	28.308
Options outstanding, December 31, 2014	661,098	26.560	6.72 years

Options exercisable, December 31, 2014	271,051	24.275	3.90 years

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

For the years ended December 31, 2014, 2013 and 2012, options granted were 147,400, 119,600, and 105,200, respectively.  The total intrinsic value (amount by which the fair value of the underlying stock exceeds the exercise price of an option on exercise date) of options exercised during the years ended December 31, 2014, 2013 and 2012, was $932,000, $858,000 and $1.0 million, respectively.  Cash received from the exercise of options for the years ended December 31, 2014, 2013 and 2012, was $2.4 million, $1.2 million and $2.3 million, respectively.  The actual tax benefit realized for the tax deductions from option exercises totaled $858,000, $764,000 and $888,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

The following table presents the activity related to nonvested options under all plans for the year ended December 31, 2014.
		Weighted	Weighted
		Average	Average
		Exercise	Grant Date
	Options	Price	Fair Value

Nonvested options, January 1, 2014	339,958	$24.794	$4.768
Granted	147,400	32.450	4.196
Vested this period	(75,863)	21.932	5.146
Nonvested options forfeited	(21,448)	26.531	4.737

Nonvested options, December 31, 2014	390,047	28.148	4.480

At December 31, 2014, there was $1.6 million of total unrecognized compensation cost related to nonvested options granted under the Company's plans.  This compensation cost is expected to be recognized through 2019, with the majority of this expense recognized in 2015 and 2016.
The following table further summarizes information about stock options outstanding at December 31, 2014:
	Options Outstanding
		Weighted		Options Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Term	Price	Exercisable	Price

$ 8.360 to $19.960	104,228	6.36 years	$17.412	55,960	$15.818
$20.370 to $24.820	171,189	6.83 years	23.484	82,610	22.624
$25.480 to $29.880	160,290	7.15 years	28.428	45,790	25.721
$30.340 to $36.390	225,391	6.49 years	31.799	86,691	30.543

	661,098	6.72 years	26.560	271,051	24.275

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

Note 22:	Significant Estimates and Concentrations
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
Other significant estimates not discussed in those footnotes include valuations of foreclosed assets held for sale.  The carrying value of foreclosed assets reflects management's best estimate of the amount to be realized from the sales of the assets.  While the estimate is generally based on a valuation by an independent appraiser or recent sales of similar properties, the amount that the Company realizes from the sales of the assets could differ materially in the near term from the carrying value reflected in these financial statements.

Note 23:	Accumulated Other Comprehensive Income
The components of accumulated other comprehensive income (AOCI), included in stockholders' equity, are as follows:
	2014	2013
	(In Thousands)

Net unrealized gain on available-for-sale securities	$11,129	$3,841

Net unrealized loss on derivatives used for cash flow hedges	(304)	(53)
	10,825	3,788

Tax effect	(3,789)	(1,326)

Net-of-tax amount	$7,036	$2,462

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

The changes in AOCI by component are shown below.  Amounts reclassified from AOCI and the affected line items in the statements of income during the years ended December 31, 2014, 2013 and 2012, were as follows:
	Amounts Reclassified from AOCI
	2014	2013	2012	Affected Line Item in the Statements of Income
	(In Thousands)
Unrealized gains on available-for-sale securities	$2,139	$243	$2,666	Net realized gains on available-for-sale securities (total reclassified amount before tax)
				Total reclassified amount before tax
Income taxes	(749)	(85)	(933)	Tax (expense) benefit

Total reclassifications out of AOCI	$1,390	$158	$1,733

Note 24:	Regulatory Matters
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
Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below as of December 31, 2014) of Total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I Capital (as defined) to adjusted tangible assets (as defined).  Management believes, as of December 31, 2014, that the Bank met all capital adequacy requirements to which it was then subject.
As of December 31, 2014, the most recent notification from the Bank's regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized as of December 31, 2014, the Bank must have maintained minimum total risk-based, Tier I risk-based and Tier 1 leverage capital ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the Bank's category.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

The Company's and the Bank's actual capital amounts and ratios are presented in the following table.  No amount was deducted from capital for interest-rate risk.
						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
			(Dollars In Thousands)
As of December 31, 2014
Total risk-based capital
Great Southern Bancorp, Inc.	$473,689	14.5%	$	≥ 261,062	≥ 8.0%		N/A	N/A
Great Southern Bank	$410,291	12.6%	$	≥ 260,919	≥ 8.0%	$	≥ 326,149	≥ 10.0%

Tier I risk-based capital
Great Southern Bancorp, Inc.	$435,254	13.3%	$	≥ 130,531	≥ 4.0%		N/A	N/A
Great Southern Bank	$371,856	11.4%	$	≥ 130,459	≥ 4.0%	$	≥ 195,689	≥ 6.0%

Tier I leverage capital
Great Southern Bancorp, Inc.	$435,254	11.1%	$	≥ 156,395	≥ 4.0%		N/A	N/A
Great Southern Bank	$371,856	9.5%	$	≥ 156,197	≥ 4.0%	$	≥ 195,247	≥ 5.0%

As of December 31, 2013
Total risk-based capital
Great Southern Bancorp, Inc.	$436,156	16.9%	$	≥ 207,075	≥ 8.0%		N/A	N/A
Great Southern Bank	$398,292	15.4%	$	≥ 206,850	≥ 8.0%	$	≥ 258,562	≥ 10.0%

Tier I risk-based capital
Great Southern Bancorp, Inc.	$403,705	15.6%	$	≥ 103,538	≥ 4.0%		N/A	N/A
Great Southern Bank	$365,876	14.2%	$	≥ 103,425	≥ 4.0%	$	≥ 155,137	≥ 6.0%

Tier I leverage capital
Great Southern Bancorp, Inc.	$403,705	11.3%	$	≥ 143,057	≥ 4.0%		N/A	N/A
Great Southern Bank	$365,876	10.2%	$	≥ 142,865	≥ 4.0%	$	≥ 178,581	≥ 5.0%

The Company and the Bank are subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval.  At December 31, 2014 and 2013, the Company and the Bank exceeded their minimum capital requirements then in effect.  The entities may not pay dividends which would reduce capital below the minimum requirements shown above.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

Note 25:	Litigation Matters
In the normal course of business, the Company and its subsidiaries are subject to pending and threatened legal actions, some of which seek substantial relief or damages.  While the ultimate outcome of such legal proceedings cannot be predicted with certainty, after reviewing pending and threatened litigation with counsel, management believes at this time that, except as noted below, the outcome of such litigation will not have a material adverse effect on the Company's business, financial condition or results of operations.
On November 22, 2010, a suit was filed against the Bank in the Circuit Court of Greene County, Missouri by a customer alleging that the fees associated with the Bank's automated overdraft program in connection with its debit cards and ATM cards constitute unlawful interest in violation of Missouri's usury laws.  The Court has certified a class of Bank customers who have paid overdraft fees on their checking accounts pursuant to the Bank's automated overdraft program. The Bank intends to contest this case vigorously.  At this stage of the litigation, it is not possible for management of the Bank to determine the probability of a material adverse outcome or reasonably estimate the amount of any potential loss.

Note 26:	Summary of Unaudited Quarterly Operating Results
Following is a summary of unaudited quarterly operating results for the years 2014, 2013 and 2012:
	2014
	Three Months Ended
	March 31	June 30	September 30	December 31
	(In Thousands, Except Per Share Data)

Interest income	$42,294	$44,384	$47,607	$49,077
Interest expense	4,328	4,413	3,501	3,559
Provision for loan losses	1,691	1,462	945	53
Net realized gains (losses) and impairment
on available-for-sale securities	73	569	321	1,176
Noninterest income	924	10,631	1,778	1,398
Noninterest expense	25,894	34,399	29,398	31,168
Provision (credit) for income taxes	2,487	3,687	3,951	3,628
Net income from continuing operations	8,818	11,054	11,590	12,067
Discontinued operations	—	—	—	—
Net income	8,818	11,054	11,590	12,067
Net income available to common
shareholders	8,673	10,909	11,445	11,923
Earnings per common share – diluted	0.63	0.79	0.83	0.86

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

	2013
	Three Months Ended
	March 31	June 30	September 30	December 31
	(In Thousands, Except Per Share Data)

Interest income	$47,356	$43,481	$43,019	$44,939
Interest expense	5,224	4,980	4,555	4,444
Provision for loan losses	8,225	3,671	2,677	2,813
Net realized gains (losses) and impairment
on available-for-sale securities	34	97	110	2
Noninterest income	2,924	2,327	929	(865)
Noninterest expense	25,920	26,712	26,156	26,830
Provision (credit) for income taxes	2,517	2,221	2,121	1,315
Net income from continuing operations	8,394	8,224	8,439	8,672
Discontinued operations	—	—	—	—
Net income	8,394	8,224	8,439	8,672
Net income available to common
shareholders	8,249	8,079	8,294	8,528
Earnings per common share – diluted	0.60	0.59	0.61	0.62

	2012
	Three Months Ended
	March 31	June 30	September 30	December 31
	(In Thousands, Except Per Share Data)

Interest income	$44,677	$48,221	$50,159	$50,451
Interest expense	7,904	7,744	6,904	5,825
Provision for loan losses	10,077	17,600	8,400	7,786
Net realized gains (losses) and impairment
on available-for-sale securities	28	1,251	507	200
Noninterest income	6,087	35,848	2,085	1,982
Noninterest expense	24,106	27,273	27,976	29,248
Provision for income taxes	1,539	9,923	1,922	1,196
Net income from continuing operations	7,138	21,529	7,042	8,378
Discontinued operations	359	127	63	4,070
Net income	7,497	21,656	7,105	12,448
Net income available to common
shareholders	7,353	21,512	6,955	12,278
Earnings per common share – diluted	0.54	1.58	0.51	0.90

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

Note 27:	Condensed Parent Company Statements
The condensed statements of financial condition at December 31, 2014 and 2013, and statements of income, comprehensive income and cash flows for the years ended December 31, 2014, 2013 and 2012, for the parent company, Great Southern Bancorp, Inc., were as follows:
	December 31,
	2014	2013
	(In Thousands)

Statements of Financial Condition

Assets
Cash	$64,836	$38,965
Available-for-sale securities	3,154	2,869
Investment in subsidiary bank	385,046	371,590
Income taxes receivable	—	31
Prepaid expenses and other assets	1,466	1,752

	$454,502	$415,207

Liabilities and Stockholders' Equity
Accounts payable and accrued expenses	$3,126	$2,891
Deferred income taxes	702	689
Subordinated debentures issued to capital trust	30,929	30,929
Preferred stock	57,943	57,943
Common stock	138	137
Additional paid-in capital	22,345	19,567
Retained earnings	332,283	300,589
Accumulated other comprehensive gain	7,036	2,462

	$454,502	$415,207

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

	2014	2013	2012
	(In Thousands)
Statements of Income
Income
Dividends from subsidiary bank	$36,000	$24,000	$12,000
Interest and dividend income	22	20	33
Net realized gains on sales of
available-for-sale securities	—	—	280
Other income (loss)	(20)	13	(19)

	36,002	24,033	12,294

Expense
Operating expenses	1,198	1,132	1,297
Interest expense	567	560	617

	1,765	1,692	1,914

Income before income tax and
equity in undistributed earnings
of subsidiaries	34,237	22,341	10,380
Credit for income taxes	(388)	(365)	(401)

Income before equity in earnings
of subsidiaries	34,625	22,706	10,781

Equity in undistributed earnings of
subsidiaries	8,904	11,023	37,925

Net income	$43,529	$33,729	$48,706

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

	2014	2013	2012
	(In Thousands)
Statements of Cash Flows
Operating Activities
Net income	$43,529	$33,729	$48,706
Items not requiring (providing) cash
Equity in undistributed earnings of subsidiary	(8,904)	(11,023)	(37,925)
Compensation expense for stock option grants	565	443	435
Net realized gains on sales of available-for-sale
securities	—	—	(280)
Amortization of interest rate derivative	19	—	—
Changes in
Prepaid expenses and other assets	(3)	4	(19)
Accounts payable and accrued expenses	(67)	(146)	226
Income taxes	43	1	10
Net cash provided by operating activities	35,182	23,008	11,153

Investing Activities

(Investment)/Return of principal - other investments	20	(13)	49
Proceeds from sale of available-for-sale securities	—	—	664
Proceeds from maturity of held-to-maturity securities	—	—	840
Net cash provided by (used in) investing
activities	20	(13)	1,553

Financing Activities
Purchase of interest rate derivative	—	(738)	—
Purchases of the Company's common stock	(512)	—	—
Dividends paid	(11,257)	(7,964)	(12,991)
Stock options exercised	2,438	1,242	2,269
Net cash used in financing activities	(9,331)	(7,460)	(10,722)

Increase in Cash	25,871	15,535	1,984

Cash, Beginning of Year	38,965	23,430	21,446

Cash, End of Year	$64,836	$38,965	$23,430

Additional Cash Payment Information
Interest paid	$570	$565	$620

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

	2014	2013	2012
	(In Thousands)
Statements of Comprehensive Income

Net Income	$43,529	$33,729	$48,706

Unrealized appreciation on available-for-sale securities, net of taxes of $100, $302 and 195, for 2014, 2013 and 2012, respectively	185	561	363

Less: reclassification adjustment for gains included in net income, net of taxes of $0, $0 and $98 for 2014, 2013 and 2012, respectively	—	—	(182)

Change in fair value of cash flow hedge, net of taxes
(credit) of $(88), $(19) and $0 for 2014, 2013 and
2012, respectively	(164)	(34)	—

Comprehensive income (loss) of subsidiaries	4,553	(14,715)	4,056

Comprehensive Income	$48,103	$19,541	$52,943

Note 28:	Preferred Stock and Common Stock Warrant
CPP Preferred Stock and Common Stock Warrant
On December 5, 2008, as part of the Troubled Asset Relief Program (TARP) Capital Purchase Program of the United States Department of the Treasury (Treasury), the Company entered into a Letter Agreement and Securities Purchase Agreement (collectively, the "CPP Purchase Agreement") with Treasury, pursuant to which the Company (i) sold to Treasury 58,000 shares of the Company's Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the "CPP Preferred Stock"), having a liquidation preference amount of $1,000 per share, for a purchase price of $58.0 million in cash and (ii) issued to Treasury a ten-year warrant (the "Warrant") to purchase 909,091 shares of the Company's common stock, par value $0.01 per share (the "Common Stock"), at an exercise price of $9.57 per share.  As noted below under "SBLF Preferred Stock," the Company redeemed all of the CPP Preferred Stock on August 18, 2011, in connection with the issuance of the SBLF Preferred Stock.  The Company also repurchased the Warrant on September 21, 2011.
The CPP Preferred Stock and the Warrant were issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act").  In accordance with the CPP Purchase Agreement, the Company subsequently registered the CPP Preferred Stock, the Warrant and the shares of Common Stock underlying the Warrant under the Securities Act.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

SBLF Preferred Stock
On August 18, 2011, the Company entered into a Small Business Lending Fund-Securities Purchase Agreement (the "SBLF Purchase Agreement") with the Secretary of the Treasury, pursuant to which the Company sold 57,943 shares of the Company's Senior Non-Cumulative Perpetual Preferred Stock, Series A (the "SBLF Preferred Stock") to the Secretary of the Treasury for a purchase price of $57.9 million.  The SBLF Preferred Stock was issued pursuant to Treasury's SBLF program, a $30 billion fund established under the Small Business Jobs Act of 2010 that was created to encourage lending to small businesses by providing Tier 1 capital to qualified community banks and holding companies with assets of less than $10 billion.  As required by the SBLF Purchase Agreement, the proceeds from the sale of the SBLF Preferred Stock were used in connection with the redemption of the 58,000 shares of CPP Preferred Stock, issued to the Treasury pursuant to the CPP, at a redemption price of $58.0 million plus the accrued dividends owed on the preferred shares.
The SBLF Preferred Stock qualifies as Tier 1 capital.  The holders of SBLF Preferred Stock are entitled to receive noncumulative dividends, payable quarterly, on each January 1, April 1, July 1 and October 1.  The dividend rate, as a percentage of the liquidation amount, can fluctuate between one percent (1%) and five percent (5%) per annum on a quarterly basis during the first 10 quarters during which the SBLF Preferred Stock is outstanding, based upon changes in the level of "Qualified Small Business Lending" or "QSBL" (as defined in the SBLF Purchase Agreement) by the Bank over the adjusted baseline level calculated under the terms of the SBLF Preferred Stock $(249.7 million).  Based upon the increase in the Bank's level of QSBL over the adjusted baseline level, the dividend rate has been 1.0%.  For the tenth calendar quarter through four and one-half years after issuance, the dividend rate will be fixed at between one percent (1%) and seven percent (7%) based upon the level of qualifying loans.  The Company has now reached the tenth calendar quarter and the dividend rate will be 1.0% until four and one half years after the issuance, which is March 2016. After four and one half years from issuance, the dividend rate will increase to 9% (including a quarterly lending incentive fee of 0.5%).
The SBLF Preferred Stock is nonvoting, except in limited circumstances.  In the event that the Company misses five dividend payments, whether or not consecutive, the holder of the SBLF Preferred Stock will have the right, but not the obligation, to appoint a representative as an observer on the Company's Board of Directors.  In the event that the Company misses six dividend payments, whether or not consecutive, and if the then outstanding aggregate liquidation amount of the SBLF Preferred Stock is at least $25.0 million, then the holder of the SBLF Preferred Stock will have the right to designate two directors to the Board of Directors of the Company.
The SBLF Preferred Stock may be redeemed at any time at the Company's option, at a redemption price of 100% of the liquidation amount plus accrued but unpaid dividends to the date of redemption for the current period, subject to the approval of its federal banking regulator.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

Note 29:	Discontinued Operations
Effective November 30, 2012, Great Southern Bank sold Great Southern Travel and Great Southern Insurance divisions.  The 2012 operations of the two divisions have been reclassified to include all revenues and expenses in discontinued operations.  Revenues from the two divisions, excluding the gain on sale, totaled $8.2 million for the year ended December 31, 2012, and are included in the income from discontinued operations.  In 2012, the Company recognized gains on the sales totaling $6.1 million, which are included in the income from discontinued operations.
Note 30:	Acquisition of Certain Assets and Liabilities of Boulevard Bank
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

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

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

At December 31, 2014, the Company has finalized its initial analysis of these assets and liabilities without adjustments to the preliminary estimated recorded carrying values.

Note 31:	FDIC-Assisted Acquisition of Certain Assets and Liabilities of Valley Bank
On June 20, 2014, Great Southern Bank entered into a purchase and assumption agreement with the FDIC to purchase a substantial portion of the loans and investment securities, as well as certain other assets, and assume all of the deposits, as well as certain other liabilities, of Valley Bank ("Valley"), a full-service bank headquartered in Moline, IL, with significant operations in Iowa. The provisional fair values of the assets acquired and liabilities assumed in the transaction were as follows:
June 20,
2014
(In Thousands)
Cash	$2,729
Due from banks	106,680
Cash and cash equivalents	109,409

Investment securities	88,513
Loans receivable, net of discount on loans purchased of $30,103	165,098
Accrued interest receivable	1,004
Premises	10,850
Core deposit intangible	2,800
Other assets	1,060
Total assets acquired	378,734

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

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

The acquisition of the net assets of Valley was determined to constitute a business acquisition in accordance with FASB ASC 805. FASB ASC 805 allows a measurement period of up to one year to adjust initial fair value estimates as of the acquisition date. Therefore, provisional measurements of assets acquired and liabilities assumed were recorded on a preliminary basis at fair value on the date of acquisition. Based upon the preliminary acquisition date fair values of the net assets acquired, no goodwill was recorded. The transaction resulted in a preliminary bargain purchase gain of $10.8 million for the year ended June 30, 2014. The transaction also resulted in the recording of a deferred tax liability in the initial amount of $3.6 million.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

The carrying amount of assets related to the Valley Bank transaction at June 20, 2014 (the acquisition date), consisted of impaired loans required to be accounted for in accordance with FASB ASC 310-30 and other loans not subject to the specific criteria of FASB ASC 310-30, but accounted for under the guidance of FASB ASC 310-30 (FASB ASC 310-30 by Policy Loans) as shown in the following table:

	FASB	FASB ASC
	ASC	310-30
	310-30	by Policy
	Loans	Loans	Total
(In Thousands)

Loans	$3,920	$161,178	$165,098

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

At December 31, 2014, the Company has finalized its initial analysis of these assets and liabilities without adjustments to the preliminary estimated recorded carrying values.
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

We maintain a system of disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act (the "Exchange Act")) that is designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate. An evaluation of our disclosure controls and procedures was carried out as of December 31, 2014, under the supervision and with the participation of our principal executive officer, principal financial officer and several other members of our senior management. Our principal executive officer and principal financial officer concluded that, as of December 31, 2014, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the principal executive officer and principal financial officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The annual report of management on the effectiveness of internal control over financial reporting and the attestation report thereon issued by our independent registered public accounting firm are set forth below under "Management's Report on Internal Control Over Financial Reporting" and "Report of the Independent Registered Public Accounting Firm."

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2014, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992).  Based on that assessment, management concluded that, as of December 31, 2014, the Company's internal control over financial reporting was effective.

The Company's internal control over financial reporting as of December 31, 2014, has been audited by BKD, LLP, an independent registered public accounting firm. Their attestation report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2014 is set forth below.

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
Great Southern Bancorp, Inc.
Springfield, Missouri

We have audited Great Southern Bancorp, Inc.'s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of reliable financial statements in accordance with accounting principles generally accepted in the United States of America.  Because management's assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), our examination of Great Southern Bancorp's internal control over financial reporting included controls over the preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and with the instructions to the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C).  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention, or timely detection and correction of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Great Southern Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Great Southern Bancorp, Inc. and our report dated March 6, 2015, expressed an unqualified opinion thereon.

BKD, LLP

/s/ BKD, LLP

Springfield, Missouri
March 6, 2015

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers. The information concerning our directors and executive officers and corporate governance matters required by this item is incorporated herein by reference from our definitive proxy statement for our 2015 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

Section 16(a) Beneficial Ownership Reporting Compliance. The information concerning compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 by our directors, officers and ten percent stockholders required by this item is incorporated herein by reference from our definitive proxy statement for our 2015 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

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

The information concerning compensation and other matters required by this item is incorporated herein by reference from our definitive proxy statement for our 2015 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information concerning security ownership of certain beneficial owners and management required by this item is incorporated herein by reference from our definitive proxy statement for our 2015 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

The following table sets forth information as of December 31, 2014 with respect to compensation plans under which shares of our common stock may be issued:

Equity Compensation Plan Information
Plan Category	Number of Shares to be issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in the First Column)
Equity compensation plans approved by stockholders	661,098	$26.560	446,800(1)
Equity compensation plans not approved by stockholders	N/A	N/A	N/A
Total	661,098	$26.560	446,800
 _________________________
 (1)  Under the Company's 2013 Equity Incentive Plan, up to 100,000 of such shares could be issued to plan participants as restricted stock.  There have been no grants of restricted stock to plan participants.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information concerning certain relationships and related transactions and director independence required by this item is incorporated herein by reference from our definitive proxy statement for our 2015 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information concerning principal accounting fees and services is incorporated herein by reference from our definitive proxy statement for our 2015 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the end of our fiscal year.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	List of Documents Filed as Part of This Report

	(1)	Financial Statements

The Consolidated Financial Statements and Independent Auditor's Report are included in Item 8.

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
The Purchase and Assumption Agreement All Deposits, dated as of June 20, 2014, among Federal Deposit Insurance Corporation, Receiver of Valley Bank, Moline, Illinois, Federal Deposit Insurance Corporation and Great Southern Bank, previously filed with the Commission (File no. 000-18082) as Exhibit 2.1(v) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 is incorporated herein by reference as Exhibit 2(v)

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

A description of the current salary and bonus arrangements for the Registrant's executive officers is attached as Exhibit 10.7

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

The consent of BKD, LLP to the incorporation by reference into the Form S-3 (File no. 333-176871) and Form S-8s (File Nos. 333-104930, 333-106190 and 333-189497) previously filed with the Commission of their report on the financial statements included in this Form 10-K, is attached hereto as Exhibit 23..

(24)	Power of attorney

Included as part of signature page.

(31.1)	Rule 13a-14(a) Certification of Chief Executive Officer

Attached as Exhibit 31.1

(31.2)	Rule 13a-14(a) Certification of Treasurer

Attached as Exhibit 31.2

(32)	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

Attached as Exhibit 32.

(101)
Attached as Exhibit 101 are the following financial statements from the Great Southern Bancorp, Inc. Annual Report on Form 10-K for the quarter ended December 31, 2014, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated statements of financial condition, (ii) consolidated statements of income, (iii) consolidated statements of cash flows and (iv) the notes to consolidated financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Great Southern Bancorp, Inc.

Date: March 6, 2015	/s/ Joseph W. Turner
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

Signature	Capacity in Which Signed	Date

/s/ Joseph W. Turner Joseph W. Turner	President, Chief Executive Officer and Director (Principal Executive Officer)	March 6, 2015

/s/ William V. Turner William V. Turner	Chairman of the Board	March 6, 2015

/s/ Rex A. Copeland Rex A. Copeland	Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 6, 2015

/s/ William E. Barclay William E. Barclay	Director	March 6, 2015

/s/ Larry D. Frazier Larry D. Frazier	Director	March 6, 2015

/s/ Thomas J. Carlson Thomas J. Carlson	Director	March 6, 2015

/s/ Julie T. Brown Julie T. Brown	Director	March 6, 2015

/s/ Earl A. Steinert, Jr. Earl A. Steinert, Jr.	Director	March 6, 2015

/s/ Grant Q. Haden Grant Q. Haden	Director	March 6, 2015

/s/ Douglas M. Pitt Douglas M. Pitt	Director	March 6, 2015

GREAT SOUTHERN BANCORP, INC.

INDEX TO EXHIBITS

Exhibit No.	Document

10.7	Description of Salary and Bonus Arrangements for Named Executive Officers for 2015
10.8	Description of Current Fee Arrangements for Directors
12	Statement of Ratio of Earnings to Fixed Charges
21	Subsidiaries of the Registrant
23	Consent of BKD, LLP, Certified Public Accountants
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)
31.2	Certification of Treasurer Pursuant to Rule 13a-14(a)
32	Certifications Pursuant to Section 906 of Sarbanes-Oxley Act