Form 10-Q
period 2015-03-31
GREAT SOUTHERN BANCORP INC
filed 2015-05-08
CIK 854560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES ACT OF 1934

For the Quarterly Period Ended March 31, 2015

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
Yes /X/     No /  /

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes/X/   No /  /

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer / /	Accelerated filer /X/	Non-accelerated filer / /	Smaller reporting company / /
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes /  /   No /X/

The number of shares outstanding of each of the registrant's classes of common stock: 13,791,766 shares of common stock, par value $.01, outstanding at May 6, 2015.

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except number of shares)

	MARCH 31,	DECEMBER 31,
	2015	2014
	(Unaudited)
ASSETS
Cash	$108,092	$109,052
Interest-bearing deposits in other financial institutions	169,977	109,595
Cash and cash equivalents	278,069	218,647
Available-for-sale securities	344,084	365,506
Held-to-maturity securities (fair value $502 – March 2015;
$499 - December 2014)	450	450
Mortgage loans held for sale	14,521	14,579
Loans receivable, net of allowance for loan losses of
$39,071 – March 2015; $38,435 - December 2014	3,120,897	3,038,848
FDIC indemnification asset	37,799	44,334
Interest receivable	11,357	11,219
Prepaid expenses and other assets	69,682	60,452
Other real estate owned, net	46,165	45,838
Premises and equipment, net	124,296	124,841
Goodwill and other intangible assets	7,070	7,508
Investment in Federal Home Loan Bank stock	8,566	16,893
Current and deferred income taxes	3,971	2,219
Total Assets	$4,066,927	$3,951,334

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$3,259,438	$2,990,840
Federal Home Loan Bank advances	92,618	271,641
Securities sold under reverse repurchase agreements with customers	218,191	168,993
Short-term borrowings	1,313	42,451
Subordinated debentures issued to capital trusts	30,929	30,929
Accrued interest payable	982	1,067
Advances from borrowers for taxes and insurance	6,159	4,929
Accounts payable and accrued expenses	28,434	20,739
Total Liabilities	3,638,064	3,531,589
Stockholders' Equity:
Capital stock
Serial preferred stock – $.01 par value; authorized 1,000,000 shares; issued and outstanding March 2015 and December 2014 - 57,943 shares, $1,000 liquidation amount	57,943	57,943
Common stock, $.01 par value; authorized 20,000,000 shares; issued and outstanding March 2015 – 13,773,576 shares;
December 2014 - 13,754,806 shares	138	138
Additional paid-in capital	22,657	22,345
Retained earnings	341,283	332,283
Accumulated other comprehensive income	6,842	7,036
Total Stockholders' Equity	428,863	419,745
Total Liabilities and Stockholders' Equity	$4,066,927	$3,951,334

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
	THREE MONTHS ENDED MARCH 31,
	2015	2014
	(Unaudited)
INTEREST INCOME
Loans	$45,949	$39,308
Investment securities and other	1,957	2,986
TOTAL INTEREST INCOME	47,906	42,294
INTEREST EXPENSE
Deposits	3,162	2,660
Federal Home Loan Bank advances	447	975
Short-term borrowings and repurchase agreements	21	557
Subordinated debentures issued to capital trusts	151	136
TOTAL INTEREST EXPENSE	3,781	4,328
NET INTEREST INCOME	44,125	37,966
PROVISION FOR LOAN LOSSES	1,300	1,691
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	42,825	36,275

NON-INTEREST INCOME
Commissions	281	281
Service charges and ATM fees	4,644	4,168
Net realized gains on sales of loans	940	549
Net realized gains on sales of available-for-sale securities	—	73
Late charges and fees on loans	349	314
Loss on derivative interest rate products	(92)	(103)
Accretion (amortization) of income/expense related to business acquisitions	(6,895)	(6,388)
Other income	717	2,030
TOTAL NON-INTEREST INCOME	(56)	924

NON-INTEREST EXPENSE
Salaries and employee benefits	14,577	13,017
Net occupancy and equipment expense	6,054	5,403
Postage	888	793
Insurance	979	926
Advertising	432	731
Office supplies and printing	338	290
Telephone	765	736
Legal, audit and other professional fees	624	934
Expense on foreclosed assets	385	850
Partnership tax credit investment amortization	420	453
Other operating expenses	1,780	1,761
TOTAL NON-INTEREST EXPENSE	27,242	25,894

INCOME BEFORE INCOME TAXES	15,527	11,305

PROVISION FOR INCOME TAXES	3,874	2,487

NET INCOME	11,653	8,818

Preferred stock dividends	145	145
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$11,508	$8,673

	THREE MONTHS ENDED MARCH 31,
	2015	2014
BASIC EARNINGS PER COMMON SHARE	$0.84	$0.63
DILUTED EARNINGS PER COMMON SHARE	$0.83	$0.63
DIVIDENDS DECLARED PER COMMON SHARE	$0.20	$0.20

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	THREE MONTHS ENDED MARCH 31,
	2015	2014
	(Unaudited)

Net Income	$11,653	$8,818

Unrealized appreciation (depreciation) on available-for-sale securities, net
of taxes (credit) of $(52) and $1,533, for 2015 and 2014, respectively	(98)	2,847

Reclassification adjustment for gains included in net income,
net of taxes (credit) of $0 and $(26), for 2015 and 2014, respectively	—	(47)

Change in fair value of cash flow hedge, net of taxes (credit) of $(53)
and $(23), for 2015 and 2014, respectively	(96)	(42)

Comprehensive Income	$11,459	$11,576

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	THREE MONTHS ENDED MARCH 31,
	2015	2014
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$11,653	$8,818
Proceeds from sales of loans held for sale	34,150	21,220
Originations of loans held for sale	(36,462)	(13,389)
Items not requiring (providing) cash:
Depreciation	2,306	2,089
Amortization of other assets	858	760
Compensation expense for stock option grants	131	136
Provision for loan losses	1,300	1,691
Net gains on loan sales	(940)	(549)
Net gains on sale of available-for-sale investment securities	—	(73)
Net (gains) losses on sale of premises and equipment	(6)	5
(Gain) loss on sale of foreclosed assets	(131)	123
Amortization of deferred income, premiums, discounts
and fair value adjustments	1,364	6,421
Loss on derivative interest rate products	92	103
Deferred income taxes	231	(1,266)
Changes in:
Interest receivable	(138)	895
Prepaid expenses and other assets	(4,494)	(2,168)
Accounts payable and accrued expenses	6,496	(388)
Income taxes refundable/payable	(1,878)	86
Net cash provided by operating activities	14,532	24,514
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(55,991)	(54,050)
Purchase of loans	(26,475)	(20,298)
Cash received from acquisitions	—	80,028
Cash received from FDIC loss sharing reimbursements	501	1,111
Purchase of premises and equipment	(1,796)	(1,602)
Proceeds from sale of premises and equipment	41	85
Proceeds from sale of foreclosed assets	3,189	6,218
Capitalized costs on foreclosed assets	(8)	(7)
Proceeds from sales of available-for-sale investment securities	—	1,280
Proceeds from maturing investment securities	110	110
Proceeds from called investment securities	4,345	1,760
Principal reductions on mortgage-backed securities	16,088	27,057
Purchase of available-for-sale securities	—	(4,083)
Redemption of Federal Home Loan Bank stock	8,327	489
Net cash provided by (used in) investing activities	(51,669)	38,098
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in certificates of deposit	138,008	(39,884)
Net increase in checking and savings deposits	130,745	154,279
Proceeds from Federal Home Loan Bank advances	2,073,000	—
Repayments of Federal Home Loan Bank advances	(2,252,016)	(282)
Net increase (decrease) in short-term borrowings	8,060	(6,723)
Advances from borrowers for taxes and insurance	1,230	2,753
Dividends paid	(2,896)	(2,606)
Stock options exercised	428	308
Net cash provided by financing activities	96,559	107,845
INCREASE IN CASH AND CASH EQUIVALENTS	59,422	170,457
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	218,647	227,925
CASH AND CASH EQUIVALENTS, END OF PERIOD	$278,069	$398,382
See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Great Southern Bancorp, Inc. (the "Company" or "Great Southern") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The financial statements presented herein reflect all adjustments which are, in the opinion of management, necessary to fairly present the financial condition, results of operations and cash flows of the Company for the periods presented. Those adjustments consist only of normal recurring adjustments. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the full year. The consolidated statement of financial condition of the Company as of December 31, 2014, has been derived from the audited consolidated statement of financial condition of the Company as of that date.   Certain prior period amounts have been reclassified to conform to the current period presentation.  These reclassifications had no effect on net income.

Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for 2014 filed with the Securities and Exchange Commission.

NOTE 2: NATURE OF OPERATIONS AND OPERATING SEGMENTS

The Company operates as a one-bank holding company.  The Company's business primarily consists of the operations of Great Southern Bank (the "Bank"), which provides a full range of financial services to customers primarily located in Missouri, Iowa, Kansas, Minnesota, Nebraska and Arkansas.  In addition, the Company operates commercial loan production offices in Dallas, Texas and Tulsa, Oklahoma.  The Company and the Bank are subject to the regulation of certain federal and state agencies and undergo periodic examinations by those regulatory agencies.
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

NOTE 3: RECENT ACCOUNTING PRONOUNCEMENTS

In January 2014, the FASB issued ASU No. 2014-04 to amend FASB ASC Topic 310, Receivables – Troubled Debt Restructurings by Creditors.  The objective of the amendments in this Update is to reduce diversity by clarifying when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized.  The amendments in this Update clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction.  The Update was effective for the Company beginning January 1, 2015, and did not have a material impact on the Company's financial position or results of operations.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 660): Summary and Amendments that Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs—

Contracts with Customers (Subtopic 340-40). The guidance in this Update supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the industry topics of the codification. For public companies, this Update will be effective for interim and annual periods beginning after December 15, 2016 and early application is not permitted. The Company is currently assessing the impact that this guidance will have on its consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. The guidance in this Update changes the accounting for repurchase-to-maturity transactions and repurchase financing arrangements. It also requires enhanced disclosures about repurchase agreements and similar transactions. The accounting changes in this Update are effective for public companies for the first interim or annual period beginning after December 15, 2014. In addition, for public companies, the disclosure for certain transactions accounted for as a sale is effective for the first interim or annual period beginning on or after December 15, 2014, and the disclosure for transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and interim periods beginning after March 15, 2015. Early application is not permitted for public companies. The adoption of this Update is not expected to have a material effect on the Company's consolidated financial statements.

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

NOTE 5: EARNINGS PER SHARE
	Three Months Ended March 31,
	2015	2014
	(In Thousands, Except Per Share Data)
Basic:
Average shares outstanding	13,766	13,684
Net income available to common stockholders	$11,508	$8,673
Per common share amount	$0.84	$0.63

Diluted:
Average shares outstanding	13,766	13,684
Net effect of dilutive stock options – based on the treasury
stock method using average market price	167	71
Diluted shares	13,933	13,755
Net income available to common stockholders	$11,508	$8,673
Per common share amount	$0.83	$0.63

Options to purchase 10,500 and 313,710 shares of common stock were outstanding at March 31, 2015 and 2014, respectively, but were not included in the computation of diluted earnings per common share for the three month periods because the options' exercise prices were greater than the average market prices of the common shares for the three months ended March 31, 2015 and 2014, respectively.

NOTE 6: INVESTMENT SECURITIES

	March 31, 2015
		Gross	Gross		Tax
	Amortized	Unrealized	Unrealized	Fair	Equivalent
	Cost	Gains	Losses	Value	Yield
	(In Thousands)

AVAILABLE-FOR-SALE SECURITIES:
U.S. government agencies	$20,000	$—	$414	$19,586	2.00%
Mortgage-backed securities	237,505	3,908	422	240,991	1.89
States and political subdivisions	74,753	5,551	6	80,298	5.72
Equity securities	847	2,362	—	3,209	—
	$333,105	$11,821	$842	$344,084	2.75%

HELD-TO-MATURITY SECURITIES:
States and political subdivisions	$450	$52	$—	$502	7.37%

	December 31, 2014
		Gross	Gross		Tax
	Amortized	Unrealized	Unrealized	Fair	Equivalent
	Cost	Gains	Losses	Value	Yield
	(In Thousands)

AVAILABLE-FOR-SALE SECURITIES:
U.S. government agencies	$20,000	$—	$486	$19,514	2.00%
Mortgage-backed securities	254,294	4,325	821	257,798	1.97
States and political subdivisions	79,237	5,810	7	85,040	5.76
Equity securities	847	2,307	—	3,154	—
	$354,378	$12,442	$1,314	$365,506	2.82%

HELD-TO-MATURITY SECURITIES:
States and political subdivisions	$450	$49	$—	$499	7.37%

The amortized cost and fair value of available-for-sale securities at March 31, 2015, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In Thousands)

One year or less	$—	$—
After one through five years	254	269
After five through ten years	3,633	3,869
After ten years	90,866	95,746
Securities not due on a single maturity date	237,505	240,991
Equity securities	847	3,209

	$333,105	$344,084

The held-to-maturity securities at March 31, 2015, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In Thousands)

After one through five years	$450	$502

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at March 31, 2015 and December 31, 2014, respectively, was approximately $72.9 million and $106.0 million, which is approximately 21.2% and 29.0% of the Company's available-for-sale and held-to-maturity investment portfolio, respectively.

Based on an evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these debt securities are temporary at March 31, 2015.

The following table shows the Company's gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2015 and December 31, 2014:

	March 31, 2015
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)

U.S. government agencies	$—	$—	$20,000	$(414)	$20,000	$(414)
Mortgage-backed securities	2,869	(13)	49,093	(409)	51,962	(422)
State and political
subdivisions	—	—	921	(6)	921	(6)
	$2,869	$(13)	$70,014	$(829)	$72,883	$(842)

	December 31, 2014
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)

U.S. government agencies	$—	$—	$20,000	$(486)	$20,000	$(486)
Mortgage-backed securities	40,042	(328)	45,056	(493)	85,098	(821)
State and political
subdivisions	—	—	925	(7)	925	(7)
	$40,042	$(328)	$65,981	$(986)	$106,023	$(1,314)

Gross gains of $-0- and $75,000 and gross losses of $-0- and $2,000 resulting from sales of available-for-sale securities were realized for the three months ended March 31, 2015 and 2014, respectively.  Gains and losses on sales of securities are determined on the specific-identification method.

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

During the three months ended March 31, 2015, no securities were determined to have impairment that was other than temporary.

Credit Losses Recognized on Investments.  There were no debt securities that have experienced fair value deterioration due to credit losses, as well as due to other market factors, but are not otherwise other-than-temporarily impaired.

Amounts Reclassified Out of Accumulated Other Comprehensive Income.  Amounts reclassified from accumulated other comprehensive income and the affected line items in the statements of income during the three months ended March 31, 2015 and 2014, were as follows:

	Amounts Reclassified from Other Comprehensive Income Three Months Ended March 31,		Affected Line Item in the Statements of Income
	2015	2014
	(In Thousands)

Unrealized gains (losses) on available-			Net realized gains on available-
for-sale securities	$—	$73	for-sale securities
			(Total reclassified amount before tax)
Income Taxes	—	(26)	Provision for income taxes
Total reclassifications out of accumulated
other comprehensive income	$—	$47

NOTE 7: LOANS AND ALLOWANCE FOR LOAN LOSSES

	March 31,	December 31,
	2015	2014
	(In Thousands)

One- to four-family residential construction	$37,199	$40,361
Subdivision construction	35,453	28,593
Land development	47,721	52,096
Commercial construction	445,781	392,929
Owner occupied one- to four-family residential	94,280	87,549
Non-owner occupied one- to four-family residential	145,301	143,051
Commercial real estate	965,973	945,876
Other residential	395,630	392,414
Commercial business	366,819	354,012
Industrial revenue bonds	41,198	41,061
Consumer auto	348,335	323,353
Consumer other	76,328	78,029
Home equity lines of credit	68,106	66,272
Acquired FDIC-covered loans, net of discounts	275,010	286,608
Acquired loans no longer covered by FDIC loss sharing agreements,
net of discounts	46,705	49,945
Acquired non-covered loans, net of discounts	116,433	121,982
	3,506,272	3,404,131
Undisbursed portion of loans in process	(343,194)	(323,572)
Allowance for loan losses	(39,071)	(38,435)
Deferred loan fees and gains, net	(3,110)	(3,276)
	$3,120,897	$3,038,848

Weighted average interest rate	4.64%	4.66%

Classes of loans by aging were as follows:

	March 31, 2015
							Total Loans
			Past Due				> 90 Days
	30-59 Days	60-89 Days	90 Days	Total Past		Total Loans	Past Due and
	Past Due	Past Due	or More	Due	Current	Receivable	Still Accruing
	(In Thousands)
One- to four-family
residential construction	$—	$—	$—	$—	$37,199	$37,199	$—
Subdivision construction	—	—	56	56	35,397	35,453	—
Land development	3,398	11	—	3,409	44,312	47,721	—
Commercial construction	—	—	—	—	445,781	445,781	—
Owner occupied one- to four-
family residential	1,032	41	827	1,900	92,380	94,280	90
Non-owner occupied one- to
four-family residential	149	—	312	461	144,840	145,301	—
Commercial real estate	915	—	3,134	4,049	961,924	965,973	—
Other residential	2,876	—	—	2,876	392,754	395,630	—
Commercial business	373	—	305	678	366,141	366,819	—
Industrial revenue bonds	—	—	—	—	41,198	41,198	—
Consumer auto	1,581	122	350	2,053	346,282	348,335	—
Consumer other	975	219	764	1,958	74,370	76,328	430
Home equity lines of credit	224	29	327	580	67,526	68,106	—
Acquired FDIC-covered
loans, net of discounts	7,107	625	13,165	20,897	254,113	275,010	78
Acquired loans no longer
covered by loss sharing
agreements, net of
discounts	359	—	236	595	46,110	46,705	—
Acquired non-covered loans,
net of discounts	1,311	230	9,281	10,822	105,611	116,433	—
	20,300	1,277	28,757	50,334	3,455,938	3,506,272	598
Less FDIC-supported loans,
and acquired non-covered
loans, net of discounts	8,777	855	22,682	32,314	405,834	438,148	78

Total	$11,523	$422	$6,075	$18,020	$3,050,104	$3,068,124	$520

	December 31, 2014
							Total Loans
						Total	> 90 Days Past
	30-59 Days	60-89 Days	Over 90	Total Past		Loans	Due and
	Past Due	Past Due	Days	Due	Current	Receivable	Still Accruing
	(In Thousands)
One- to four-family
residential construction	$—	$—	$—	$—	$40,361	$40,361	$—
Subdivision construction	109	—	—	109	28,484	28,593	—
Land development	110	—	255	365	51,731	52,096	—
Commercial construction	—	—	—	—	392,929	392,929	—
Owner occupied one- to four-
family residential	2,037	441	1,029	3,507	84,042	87,549	170
Non-owner occupied one- to
four-family residential	583	—	296	879	142,172	143,051	—
Commercial real estate	6,887	—	4,699	11,586	934,290	945,876	187
Other residential	—	—	—	—	392,414	392,414	—
Commercial business	59	—	411	470	353,542	354,012	—
Industrial revenue bonds	—	—	—	—	41,061	41,061	—
Consumer auto	1,801	244	316	2,361	320,992	323,353	—
Consumer other	1,301	260	801	2,362	75,667	78,029	397
Home equity lines of credit	89	—	340	429	65,843	66,272	22
Acquired FDIC-covered loans, net of discounts	6,236	1,062	16,419	23,717	262,891	286,608	194
Acquired loans no longer covered by FDIC loss sharing agreements,
net of discounts	754	46	243	1,043	48,902	49,945	—
Acquired non-covered loans, net of discounts	2,638	640	11,248	14,526	107,456	121,982	—
	22,604	2,693	36,057	61,354	3,342,777	3,404,131	970
Less FDIC-supported loans,
and acquired non-covered loans, net of discounts	9,628	1,748	27,910	39,286	419,249	458,535	194

Total	$12,976	$945	$8,147	$22,068	$2,923,528	$2,945,596	$776

Nonaccruing loans (excluding FDIC-supported loans, net of discount and acquired non-covered loans, net of discount) are summarized as follows:

	March 31,	December 31,
	2015	2014
	(In Thousands)

One- to four-family residential construction	$—	$—
Subdivision construction	56	—
Land development	—	255
Commercial construction	—	—
Owner occupied one- to four-family residential	737	859
Non-owner occupied one- to four-family residential	312	296
Commercial real estate	3,134	4,512
Other residential	—	—
Commercial business	305	411
Industrial revenue bonds	—	—
Consumer auto	350	316
Consumer other	334	404
Home equity lines of credit	327	318

Total	$5,555	$7,371

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2015.  Also presented is the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of March 31, 2015:

	One- to Four-
	Family
	Residential and	Other	Commercial	Commercial	Commercial
	Construction	Residential	Real Estate	Construction	Business	Consumer	Total
	(In Thousands)
Allowance for loan losses
Balance January 1, 2015	$3,455	$2,941	$19,773	$3,562	$3,679	$5,025	$38,435
Provision (benefit) charged to expense	556	(140)	385	(113)	467	145	1,300
Losses charged off	(140)	(3)	(2)	(197)	(224)	(1,147)	(1,713)
Recoveries	114	11	60	104	23	737	1,049
Balance March 31, 2015	$3,985	$2,809	$20,216	$3,356	$3,945	$4,760	$39,071

Ending balance:

Individually evaluated for
impairment	$707	$—	$2,271	$1,414	$686	$221	$5,299
Collectively evaluated for
impairment	$3,068	$2,768	$16,547	$1,704	$3,228	$4,235	$31,550
Loans acquired and
accounted for under ASC
310-30	$210	$41	$1,398	$238	$31	$304	$2,222

Loans
Individually evaluated for
impairment	$10,937	$9,768	$26,644	$7,387	$2,270	$1,408	$58,414
Collectively evaluated for
impairment	$301,296	$385,862	$939,329	$486,115	$405,747	$491,361	$3,009,710
Loans acquired and
accounted for under ASC
310-30	$225,253	$45,989	$100,087	$2,132	$16,572	$48,115	$438,148

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2014:

	One- to Four-
	Family
	Residential and	Other	Commercial	Commercial	Commercial
	Construction	Residential	Real Estate	Construction	Business	Consumer	Total
	(In Thousands)
Allowance for loan losses
Balance January 1, 2014	$6,235	$2,678	$16,939	$4,464	$6,451	$3,349	$40,116
Provision (benefit) charged to expense	(548)	(687)	1,641	2,582	(2,307)	1,010	1,691
Losses charged off	(1,192)	—	(381)	(35)	(1,949)	(1,020)	(4,577)
Recoveries	143	7	244	60	146	445	1,045
Balance March 31, 2014	$4,638	$1,998	$18,443	$7,071	$2,341	$3,784	$38,275

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

Impaired loans (excluding FDIC-supported loans, net of discount and acquired non-covered loans, net of discount), are summarized as follows:

	At or for the Three Months Ended March 31, 2015
				Average
		Unpaid		Investment in	Interest
	Recorded	Principal	Specific	Impaired	Income
	Balance	Balance	Allowance	Loans	Recognized
	(In Thousands)

One- to four-family residential construction	$853	$853	$—	$971	$16
Subdivision construction	4,434	4,487	280	4,482	51
Land development	7,387	7,395	1,414	7,510	67
Commercial construction	—	—	—	—	—
Owner occupied one- to four-family residential	3,841	4,093	353	3,984	61
Non-owner occupied one- to four-family residential	1,809	2,021	74	1,785	11
Commercial real estate	26,644	27,979	2,271	26,636	201
Other residential	9,768	9,768	—	9,780	111
Commercial business	2,270	2,345	686	2,469	113
Industrial revenue bonds	—	—	—	—	—
Consumer auto	446	501	67	425	10
Consumer other	546	693	82	582	11
Home equity lines of credit	416	440	72	406	9

Total	$58,414	$60,575	$5,299	$59,030	$661

	At or for the Year Ended December 31, 2014
				Average
		Unpaid		Investment	Interest
	Recorded	Principal	Specific	in Impaired	Income
	Balance	Balance	Allowance	Loans	Recognized
	(In Thousands)

One- to four-family residential construction	$1,312	$1,312	$—	$173	$76
Subdivision construction	4,540	4,540	344	2,593	226
Land development	7,601	8,044	1,507	9,691	292
Commercial construction	—	—	—	—	—
Owner occupied one- to four-family
residential	3,747	4,094	407	4,808	212
Non-owner occupied one- to four-family
residential	1,889	2,113	78	4,010	94
Commercial real estate	28,641	30,781	1,751	29,808	1,253
Other residential	9,804	9,804	—	10,469	407
Commercial business	2,725	2,750	823	2,579	158
Industrial revenue bonds	—	—	—	2,644	—
Consumer auto	420	507	63	219	37
Consumer other	629	765	94	676	71
Home equity lines of credit	431	476	75	461	25

Total	$61,739	$65,186	$5,142	$68,131	$2,851

	At or for the Three Months Ended March 31, 2014
				Average
		Unpaid		Investment in	Interest
	Recorded	Principal	Specific	Impaired	Income
	Balance	Balance	Allowance	Loans	Recognized
	(In Thousands)

One- to four-family residential construction	$—	$—	$—	$—	$—
Subdivision construction	2,420	2,733	469	3,130	22
Land development	12,616	13,033	2,791	12,620	101
Commercial construction	—	—	—	—	—
Owner occupied one- to four-family residential	5,366	5,489	727	5,534	52
Non-owner occupied one- to four-family residential	3,716	3,845	198	3,721	41
Commercial real estate	29,664	32,010	1,503	31,123	330
Other residential	10,942	10,942	—	10,957	90
Commercial business	2,073	3,580	174	3,961	21
Industrial revenue bonds	2,698	2,805	—	2,698	—
Consumer auto	120	144	18	172	2
Consumer other	647	694	97	677	18
Home equity lines of credit	455	591	78	528	14

Total	$70,717	$75,866	$6,055	$75,121	$691

At March 31, 2015, $20.5 million of impaired loans had specific valuation allowances totaling $5.3 million.  At December 31, 2014, $20.0 million of impaired loans had specific valuation allowances totaling $5.1 million.

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

The following tables present newly restructured loans during the three months ended March 31, 2015 by type of modification:
	Three Months Ended March 31, 2015
				Total
	Interest Only	Term	Combination	Modification
	(In Thousands)

Mortgage loans on real estate:
One -to four- family residential	$—	$127	$—	$127

	$—	$127	$—	$127

At March 31, 2015, the Company had $46.9 million of loans that were modified in troubled debt restructurings and impaired, as follows:  $8.0 million of construction and land development loans, $13.7 million of single family and multi-family residential mortgage loans, $23.2 million of commercial real estate loans, $1.6 million of commercial business loans and $278,000 of consumer loans.  Of the total troubled debt restructurings at March 31, 2015, $44.4 million were accruing interest and $17.5 million were classified as substandard using the Company's internal grading system, which is described below.  The Company had no troubled debt restructurings which were modified in the previous 12 months and subsequently defaulted during the three months ended March 31, 2015.  When loans modified as troubled debt restructuring have subsequent payment defaults, the defaults are factored into the determination of the allowance for loan losses to ensure specific valuation allowances reflect amounts considered uncollectible.  At December 31, 2014, the Company had $47.6 million of loans that were modified in troubled debt restructurings and impaired, as follows:  $8.3 million of construction and land development loans, $13.8 million of single family and multi-family residential mortgage loans, $23.3 million of commercial real estate loans, $1.9 million of commercial business loans and $324,000 of consumer loans.  Of the total troubled debt restructurings at December 31, 2014, $39.2 million were accruing interest and $18.3 million were classified as substandard using the Company's internal grading system.

During the three months ended March 31, 2015, loans designated as troubled debt restructurings totaling $767,000 met the criteria for placement back on accrual status.  The $767,000 consisted of $711,000 of residential mortgage loans, $29,000 of commercial business loans, $21,000 of consumer loans and $6,000 of construction and land development loans.  The criteria is generally a minimum of six months of payment performance under original or modified terms.
The Company reviews the credit quality of its loan portfolio using an internal grading system that classifies loans as "Satisfactory," "Watch," "Special Mention," "Substandard" and "Doubtful."  Substandard loans are characterized by the distinct possibility that the Bank will sustain some loss if certain deficiencies are not corrected.  Doubtful loans are those having all the weaknesses inherent to those classified Substandard with the added characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.  Special mention loans possess potential weaknesses that deserve management's close attention but do not expose the Bank to a degree of risk that warrants substandard classification.  Loans classified as watch are being monitored because of indications of potential weaknesses or deficiencies that may require future classification as special mention or substandard.  Loans not meeting any of the criteria previously described are considered satisfactory.  The FDIC-covered loans are evaluated using this internal grading system.  These loans are accounted for in pools and are currently substantially covered through loss sharing agreements with the FDIC.  Minimal adverse classification in the loan pools was identified as of March 31, 2015 and December 31, 2014, respectively.  The acquired non-covered loans are also evaluated using this internal grading system.  These loans are accounted for in pools and minimal adverse classification in the loan pools was identified as of March 31, 2015.  See Note 8 for further discussion of the acquired loan pools and loss sharing agreements.

The Company evaluates the loan risk internal grading system definitions and allowance for loan loss methodology on an ongoing basis.  In the fourth quarter of 2014, the Company began using a three-year average of historical losses for the general component of the allowance for loan loss calculation.  The Company had previously used a five-year average.  For interim periods, the Company uses three full years plus the interim period's annualized average losses for the general component of the allowance for loan loss calculation.  The Company believes that the three-year average provides a better representation of the current risks in the loan portfolio.  This change was made after consultation with our regulators and other third-party consultants, as well as a review of the practices used by the Company's peers.  This change did not materially affect the level of the allowance for loan losses.  The general component of the allowance for loan losses is affected by several factors, including, but not limited to, average historical losses, the average life of the loan, the current composition of the loan portfolio, current and expected economic conditions, collateral values and internal risk ratings.  Management considers all these factors in determining the adequacy of its allowance for loan losses.  No other significant changes were made to the loan risk grading system definitions and allowance for loan loss methodology during the past year.

The loan grading system is presented by loan class below:

	March 31, 2015
			Special
	Satisfactory	Watch	Mention	Substandard	Doubtful	Total
	(In Thousands)
One- to four-family residential
construction	$36,345	$—	$—	$854	$—	$37,199
Subdivision construction	31,234	20	—	4,199	—	35,453
Land development	36,864	5,000	—	5,857	—	47,721
Commercial construction	445,781	—	—	—	—	445,781
Owner occupied one- to four-
family residential	91,910	601	—	1,769	—	94,280
Non-owner occupied one- to four-
family residential	143,667	437	—	1,197	—	145,301
Commercial real estate	923,330	31,991	—	10,652	—	965,973
Other residential	384,066	9,608	—	1,956	—	395,630
Commercial business	365,215	229	—	1,375	—	366,819
Industrial revenue bonds	40,579	619	—	—	—	41,198
Consumer auto	347,954	—	—	381	—	348,335
Consumer other	75,883	—	—	445	—	76,328
Home equity lines of credit	67,690	—	—	416	—	68,106
Acquired FDIC-covered loans,
net of discounts	274,470	—	—	540	—	275,010
Acquired loans no longer covered
by FDIC loss sharing
agreements, net of discounts	45,651	—	—	1,054	—	46,705
Acquired non-covered loans,
net of discounts	116,301	—	—	132	—	116,433

Total	$3,426,940	$48,505	$—	$30,827	$—	$3,506,272

	December 31, 2014
			Special
	Satisfactory	Watch	Mention	Substandard	Doubtful	Total
	(In Thousands)
One- to four-family residential
construction	$39,049	$—	$—	$1,312	$—	$40,361
Subdivision construction	24,269	21	—	4,303	—	28,593
Land development	41,035	5,000	—	6,061	—	52,096
Commercial construction	392,929	—	—	—	—	392,929
Owner occupied one- to-four-
family residential	85,041	745	—	1,763	—	87,549
Non-owner occupied one- to-
four-family residential	141,198	580	—	1,273	—	143,051
Commercial real estate	901,167	32,155	—	12,554	—	945,876
Other residential	380,811	9,647	—	1,956	—	392,414
Commercial business	351,744	423	—	1,845	—	354,012
Industrial revenue bonds	40,037	1,024	—	—	—	41,061
Consumer auto	323,002	—	—	351	—	323,353
Consumer other	77,507	3	—	519	—	78,029
Home equity lines of credit	65,841	—	—	431	—	66,272
Acquired FDIC-covered loans,
net of discounts	286,049	—	—	559	—	286,608
Acquired loans no longer covered
by FDIC loss sharing
agreements, net of discounts	48,592	—	—	1,353	—	49,945
Acquired non-covered loans,
net of discounts	121,982	—	—	—	—	121,982

Total	$3,320,253	$49,598	$—	$34,280	$—	$3,404,131

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
The loans and foreclosed assets purchased in the Sun Security Bank transaction are covered by a loss sharing agreement between the FDIC and Great Southern Bank.  Under the loss sharing agreement, the FDIC agreed to cover 80% of the losses on the loans (excluding approximately $4 million of consumer loans at the date of the acquisition) and foreclosed assets purchased subject to certain limitations.  Realized losses covered by the loss sharing agreement include loan contractual balances (and related unfunded commitments that were acquired), accrued interest on loans for up to 90 days, the book value of foreclosed real estate acquired, and certain direct costs, less cash or other consideration received by Great Southern.  This agreement extends for ten years for 1-4 family real estate loans and for five years for other loans.  The value of this loss sharing agreement was considered in determining fair values of loans and foreclosed assets acquired.  The loss sharing agreement is subject to the Bank following servicing procedures as specified in the agreement with the FDIC.  The expected reimbursements under the loss sharing agreement were recorded as an indemnification asset at their preliminary estimated fair value on the acquisition date.  Based upon the acquisition date fair values of the net assets acquired, no goodwill was recorded.  A discount was recorded in conjunction with the fair value of the acquired loans and the amount accreted to yield during the three months ended March 31, 2015 and 2014 was $-0- and $21,000, respectively.

On April 27, 2012, Great Southern Bank entered into a purchase and assumption agreement with loss share with the FDIC to assume all of the deposits and acquire certain assets of Inter Savings Bank, FSB ("InterBank"), a full service bank headquartered in Maple Grove, Minnesota.
The loans and foreclosed assets purchased in the InterBank transaction are covered by a loss sharing agreement between the FDIC and Great Southern Bank.  Under the loss sharing agreement, the FDIC agreed to cover 80% of the losses on the loans (excluding approximately $60,000 of consumer loans) and foreclosed assets purchased subject to certain limitations.  Realized losses covered by the loss sharing agreement include loan contractual balances (and related unfunded commitments that were acquired), accrued interest on loans for up to 90 days, the book value of foreclosed real estate acquired, and certain direct costs, less cash or other consideration received by Great Southern.  This agreement extends for ten years for 1-4 family real estate loans and for five years for other loans.  The value of this loss sharing agreement was considered in determining fair values of loans and foreclosed assets acquired.  The loss sharing agreement is subject to the Bank following servicing procedures as specified in the agreement with the FDIC.  The expected reimbursements under the loss sharing agreement were recorded as an indemnification asset at their preliminary estimated fair value on the acquisition date.  Based upon the acquisition date fair values of the net assets acquired, no goodwill was recorded.  A premium was recorded in conjunction with the fair value of the acquired loans and the amount amortized to yield during the three months ended March 31, 2015 and 2014 was $122,000 and $145,000, respectively.
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
Based upon the acquisition date fair values of the net assets acquired, no goodwill was recorded. A premium was recorded in conjunction with the fair value of the acquired loans and the amount amortized to yield during the three months ended March 31, 2015 was $218,000.
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

The amount of the estimated cash flows expected to be received from the acquired loan pools in excess of the fair values recorded for the loan pools is referred to as the accretable yield.  The accretable yield is recognized as interest income over the estimated lives of the loans.  The Company continues to evaluate the fair value of the loans including cash flows expected to be collected.  Increases in the Company's cash flow expectations are recognized as increases to the accretable yield while decreases are recognized as impairments through the allowance for loan losses.  During the three months ended March 31, 2015, increases in expected cash flows related to the acquired loan portfolios resulted in adjustments of $7.3 million to the accretable yield to be spread over the estimated remaining lives of the loans on a level-yield basis. During the three months ended March 31, 2014, similar such adjustments totaling $6.8 were made to the accretable yield.  The current year increases in expected cash flows also reduced the amount of expected reimbursements under the loss sharing agreements.  During the three months ended March 31, 2015, this resulted in corresponding adjustments of $4.4 million to the indemnification assets to be amortized on a level-yield basis over the remainder of the loss sharing agreements or the remaining expected lives of the loan pools, whichever is shorter.  During the three months ended March 31, 2014, corresponding adjustments of $5.4 million were made to the indemnification assets.

Because these adjustments will be recognized over the remaining lives of the loan pools and the remainder of the loss sharing agreements, respectively, they will impact future periods as well.  The remaining accretable yield adjustment that will affect interest income is $25.2 million and the remaining adjustment to the indemnification assets, including the effects of the clawback liability related to Interbank, that will affect non-interest income (expense) is $(20.7) million.  Of the remaining adjustments, we expect to recognize $16.3 million of interest income and $(12.6) million of non-interest income (expense) during the remainder of 2015.  Additional adjustments may be recorded in future periods from the FDIC-assisted acquisitions, as the Company continues to estimate expected cash flows from the acquired loan pools.

The impact of adjustments on the Company's financial results is shown below:

	Three Months Ended		Three Months Ended
	March 31, 2015		March 31, 2014
	(In Thousands, Except Per Share Data
	and Basis Points Data)

Impact on net interest income/
net interest margin (in basis points)	$8,963	98 bps	$7,903	97 bps
Non-interest income	(6,679)		(6,336)
Net impact to pre-tax income	$2,284		$1,567
Net impact net of taxes	$1,485		$1,019
Impact to diluted earnings per common share	$0.11		$0.07

The loss sharing asset is measured separately from the loan portfolio because it is not contractually embedded in the loans and is not transferable with the loans should the Bank choose to dispose of them. Fair value was estimated using projected cash flows available for loss sharing based on the credit adjustments estimated for each loan pool (as discussed above) and the loss sharing percentages outlined in the applicable Purchase and Assumption Agreement with the FDIC. These cash flows were discounted to reflect the uncertainty of the timing and receipt of the loss sharing reimbursement from the FDIC. The loss sharing asset is also separately measured from the related foreclosed real estate.

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
At March 31, 2015 and December 31, 2014, the Bank's internal estimate of credit performance was expected to be better than the threshold set by the FDIC in the loss sharing agreement.  Therefore, a separate clawback liability totaling $6.5 million and $6.1 million was recorded as of March 31, 2015 and December 31, 2014, respectively.  As changes in the fair values of the loans and foreclosed assets are determined due to changes in expected cash flows, changes in the amount of the clawback liability will occur.
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

TeamBank Loans, Foreclosed Assets and Indemnification Asset.  The following tables present the balances of the FDIC indemnification asset related to the TeamBank transaction at March 31, 2015 and December 31, 2014. Gross loan balances (due from the borrower) were reduced approximately $395.5 million since the transaction date because of $262.5 million of repayments from borrowers, $61.6 million in transfers to foreclosed assets and $71.4 million in charge-offs to customer loan balances.  Based upon the collectability analyses performed during the acquisition, we expected certain levels of foreclosures and charge-offs and actual results have been better than our expectations in this regard.  As a result, cash flows expected to be received from the acquired loan pools have increased, resulting in adjustments that were made to the related accretable yield as described above.

	March 31, 2015
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$40,664	$72
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(1,832)	—
Original estimated fair value of assets, net of activity since
acquisition date	(38,626)	(71)

Expected loss remaining	206	1
Assumed loss sharing recovery percentage	89%	100%

Estimated loss sharing value	183	1
Indemnification asset to be amortized resulting from
change in expected losses	406	—
FDIC indemnification asset	$589	$1

	December 31, 2014
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$43,855	$132
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(1,923)	—
Original estimated fair value of assets, net of activity since
acquisition date	(41,560)	(119)

Expected loss remaining	372	13
Assumed loss sharing recovery percentage	85%	77%

Estimated loss sharing value	315	10
Indemnification asset to be amortized resulting from
change in expected losses	359	—
FDIC indemnification asset	$674	$10

Vantus Bank Loans, Foreclosed Assets and Indemnification Asset.  The following tables present the balances of the FDIC indemnification asset related to the Vantus Bank transaction at March 31, 2015 and December 31, 2014. Gross loan balances (due from the borrower) were reduced approximately $292.0 million since the transaction date because of $246.1 million of repayments from borrowers, $16.5 million in transfers to foreclosed assets and $29.4 million in charge-offs to customer loan balances.  Based upon the collectability analyses performed during the acquisition, we expected certain levels of foreclosures and charge-offs and actual results have been better than our expectations in this regard.  As a result, cash flows expected to be received from the acquired loan pools have increased, resulting in adjustments that were made to the related accretable yield as described above.

	March 31, 2015
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$39,588	$1,084
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(765)	—
Original estimated fair value of assets, net of activity since
acquisition date	(38,571)	(894)

Expected loss remaining	252	190
Assumed loss sharing recovery percentage	61%	0%

Estimated loss sharing value(1)	153	—
Indemnification asset to be amortized resulting from
change in expected losses	540	—
FDIC indemnification asset	$693	$—

(1)
Includes $152,000 impairment of indemnification asset for foreclosed assets.  Resolution of certain items related to commercial foreclosed assets did not occur prior to the expiration of the non-single-family loss sharing agreement for Vantus Bank on September 30, 2014.

	December 31, 2014
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$42,138	$1,084
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(504)	—
Original estimated fair value of assets, net of activity since
acquisition date	(40,997)	(894)

Expected loss remaining	637	190
Assumed loss sharing recovery percentage	72%	0%

Estimated loss sharing value	461	—
Indemnification asset to be amortized resulting from
change in expected losses	324	—
FDIC indemnification asset	$785	$—

Sun Security Bank Loans, Foreclosed Assets and Indemnification Asset.  The following tables present the balances of the FDIC indemnification asset related to the Sun Security Bank transaction at March 31, 2015 and December 31, 2014.  Gross loan balances (due from the borrower) were reduced approximately $181.0 million since the transaction date because of $123.6 million of repayments from borrowers, $27.8 million in transfers to foreclosed assets and $29.6 million of charge-offs to customer loan balances.  Based upon the collectability analyses performed during the acquisition, we expected certain levels of foreclosures and charge-offs and actual results have been better than our expectations in this regard.  As a result, cash flows expected to be received from the acquired loan pools have increased, resulting in adjustments that were made to the related accretable yield as described above.  Of the $3.0 million expected loss remaining at March 31, 2015, $261,000 is non-loss share discount.
	March 31, 2015
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$53,421	$1,778
Reclassification from nonaccretable discount to accretable discount due to change in expected losses (net of accretion to date)	(3,233)	—
Original estimated fair value of assets, net of activity since
acquisition date	(47,142)	(1,237)

Expected loss remaining	3,046	541
Assumed loss sharing recovery percentage	60%	80%

Estimated loss sharing value	1,823	433
Indemnification asset to be amortized resulting from
change in expected losses	2,579	—
Accretable discount on FDIC indemnification asset	(175)	(63)
FDIC indemnification asset	$4,227	$370

	December 31, 2014
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$59,618	$2,325
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(3,341)	—
Original estimated fair value of assets, net of activity since
acquisition date	(52,166)	(1,488)

Expected loss remaining	4,111	837
Assumed loss sharing recovery percentage	65%	80%

Estimated loss sharing value	2,676	670
Indemnification asset to be amortized resulting from
change in expected losses	2,662	—
Accretable discount on FDIC indemnification asset	(267)	(64)
FDIC indemnification asset	$5,071	$606

InterBank Loans, Foreclosed Assets and Indemnification Asset.  The following table presents the balances of the FDIC indemnification asset related to the InterBank transaction at March 31, 2015.  Gross loan balances (due from the borrower) were reduced approximately $159.9 million since the transaction date because of $125.6 million of repayments by the borrower, $13.3 million in transfers to foreclosed assets and $21.0 million of charge-offs to customer loan balances.  Based upon the collectability analyses performed during the acquisition, we expected certain levels of foreclosures and charge-offs and actual results have been better than our expectations in this regard.  As a result, cash flows expected to be received from the acquired loan pools have increased, resulting in adjustments that were made to the related accretable yield as described above.

	March 31, 2015
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$233,417	$4,514
Non-credit premium/(discount), net of activity since acquisition date	1,239	—
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(17,048)	—
Original estimated fair value of assets, net of activity since
acquisition date	(197,375)	(3,758)

Expected loss remaining	20,233	756
Assumed loss sharing recovery percentage	83%	80%

Estimated loss sharing value(1)	16,741	605
FDIC loss share clawback	3,532	—
Indemnification asset to be amortized resulting from
change in expected losses	13,639	—
Accretable discount on FDIC indemnification asset	(2,564)	(33)
FDIC indemnification asset	$31,348	$572

(1)	Includes $400,000 impairment of indemnification asset for loans

	December 31, 2014
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$244,977	$4,494
Non-credit premium/(discount), net of activity since acquisition date	1,361	—
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(19,566)	—
Original estimated fair value of assets, net of activity since
acquisition date	(201,830)	(3,986)

Expected loss remaining	24,942	508
Assumed loss sharing recovery percentage	82%	80%

Estimated loss sharing value	20,509	406
FDIC loss share clawback	3,620	—
Indemnification asset to be amortized resulting from
change in expected losses	15,652	—
Accretable discount on FDIC indemnification asset	(2,967)	(33)
FDIC indemnification asset	$36,814	$373

Valley Bank Loans and Foreclosed Assets.  The following tables present the balances of the loans and discount related to the Valley Bank transaction at March 31, 2015 and December 31, 2014.  Gross loan balances (due from the borrower) were reduced approximately $54.0 million since the transaction date because of $49.0 million of repayments by the borrower, $4.0 million of charge-offs to customer loan balances and $952,000 in transfers to foreclosed assets.  The Valley Bank transaction did not include a loss sharing agreement; however, the loans were recorded at a discount, which is accreted to yield over the life of the loans.  Based upon the collectability analyses performed during the acquisition, we expected certain levels of foreclosures and charge-offs and actual results have been better than our expectations in this regard. As a result, cash flows expected to be received from the acquired loan pools have increased, resulting in adjustments that were made to the related accretable yield as described above.

	March 31, 2015
		Foreclosed
	Loans	Assets
	(In Thousands)

Initial basis, net of activity since acquisition date	$139,183	$868
Non-credit premium/(discount), net of activity since acquisition date	1,295	—
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(2,308)	—
Original estimated fair value of assets, net of activity since
acquisition date	(116,433)	(868)

Expected loss remaining	$21,737	$—

	December 31, 2014
		Foreclosed
	Loans	Assets
	(In Thousands)

Initial basis, net of activity since acquisition date	$145,845	$778
Non-credit premium/(discount), net of activity since acquisition date	1,514	—
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(1,519)	—
Original estimated fair value of assets, net of activity since
acquisition date	(121,982)	(778)

Expected loss remaining	$23,858	$—

Changes in the accretable yield for acquired loan pools were as follows for the three months ended March 31, 2015 and 2014:

			Sun Security
	TeamBank	Vantus Bank	Bank	InterBank	Valley Bank
	(In Thousands)

Balance, January 1, 2014	$7,402	$5,725	$11,113	$40,095	$—
Accretion	(1,306)	(1,131)	(2,817)	(8,364)	—
Reclassification from
nonaccretable yield(1)	1,267	557	1,711	7,242	—

Balance, March 31, 2014	$7,363	$5,151	$10,007	$38,973	$—

Balance January 1, 2015	$6,865	$4,453	$7,952	$36,092	$11,132
Accretion	(1,401)	(682)	(1,953)	(9,200)	(2,503)
Reclassification from
nonaccretable yield(1)	485	760	1,401	4,916	2,458

Balance, March 31, 2015	$5,949	$4,531	$7,400	$31,808	$11,087

(1)
Represents increases in estimated cash flows expected to be received from the acquired loan pools, primarily due to lower estimated credit losses.  The numbers also include changes in expected accretion of the loan pools for TeamBank, Vantus Bank, Sun Security Bank, InterBank and Valley Bank for the three months ended March 31, 2015, totaling $320,000, $374,000, $493,000, $929,000 and $608,000, respectively, and for the three months ended March 31, 2014, totaling $1.2 million, $557,000, $1.0 million and $1.2 million, respectively.

NOTE 9: OTHER REAL ESTATE OWNED

Major classifications of other real estate owned were as follows:
	March 31,	December 31,
	2015	2014
	(In Thousands)
Foreclosed assets held for sale
One- to four-family construction	$120	$223
Subdivision construction	9,779	9,857
Land development	16,862	17,168
Commercial construction	—	—
One- to four-family residential	2,405	3,353
Other residential	2,633	2,625
Commercial real estate	3,664	1,632
Commercial business	48	59
Consumer	832	624
	36,343	35,541
FDIC-supported foreclosed assets, net of discounts	5,117	5,695
Acquired foreclosed assets no longer covered by FDIC loss sharing agreements, net of discounts	879	879
Acquired foreclosed assets not covered by FDIC loss sharing agreements, net of discounts	868	778

Foreclosed assets held for sale, net	43,207	42,893

Other real estate owned not acquired through foreclosure	2,958	2,945

Other real estate owned	$46,165	$45,838

Other real estate owned not acquired through foreclosure includes 13 properties, 11 of which were branch locations that have been closed and are held for sale, and two of which are land which was acquired for potential branch locations.

At March 31, 2015, residential mortgage loans totaling $1.5 million were in the process of foreclosure.  $1.4 million of these loans were acquired loans which are covered by loss sharing agreements.

 Expenses applicable to foreclosed assets included the following:

	Three Months Ended March 31,
	2015	2014
	(In Thousands)
Net (gain) loss on sales of foreclosed assets	$(125)	$150
Valuation write-downs	52	180
Operating expenses, net of rental income	458	520

	$385	$850

NOTE 10: DEPOSITS

	March 31,	December 31,
	2015	2014
	(In Thousands)
Time Deposits:
0.00% - 0.99%	$883,044	$798,932
1.00% - 1.99%	287,645	227,476
2.00% - 2.99%	56,844	61,146
3.00% - 3.99%	5,987	8,065
4.00% - 4.99%	1,427	1,435
5.00% and above	380	420
Total time deposits (0.81% - 0.78%)	1,235,327	1,097,474
Non-interest-bearing demand deposits	549,587	518,266
Interest-bearing demand and savings deposits (0.20% - 0.19%)	1,474,524	1,375,100
Total Deposits	$3,259,438	$2,990,840

NOTE 11: ADVANCES FROM FEDERAL HOME LOAN BANK

Advances from the Federal Home Loan Bank at March 31, 2015 and December 31, 2014 consisted of the following:
	March 31, 2015		December 31, 2014
		Weighted		Weighted
		Average		Average
		Interest		Interest
Due In	Amount	Rate	Amount	Rate
	(In Thousands)		(In Thousands)

2015	$61,049	0.84%	$240,065	0.41%
2016	70	5.14	70	5.14
2017	30,826	3.26	30,826	3.26
2018	81	5.14	81	5.14
2019	28	5.14	28	5.14
2020 and thereafter	500	5.54	500	5.54

	92,554	1.68	271,570	0.75

Unamortized fair value adjustment	64		71

	$92,618		$271,641

Included in the Bank's FHLB advances at March 31, 2015 and December 31, 2014, was a $10.0 million advance with a maturity date of October 26, 2015.  The interest rate on this advance is 3.86%.  The advance has a call provision that allows the Federal Home Loan Bank of Topeka to call the advance quarterly.
Included in the Bank's FHLB advances at March 31, 2015 and December 31, 2014, was a $30.0 million advance with a maturity date of November 24, 2017.  The interest rate on this advance is 3.20%.  The advance has a call provision that allows the Federal Home Loan Bank of Des Moines to call the advance quarterly.
In June 2014, the Company prepaid $80 million of its Federal Home Loan Bank advances and $50 million of structured repurchase agreements as part of a strategy to utilize the Bank's liquidity and improve net interest margin.  As a result, the Company incurred one-time prepayment penalties totaling $7.4 million, which were included in other operating expenses beginning in the period ending June 30, 2014.
NOTE 12: INCOME TAXES

Reconciliations of the Company's effective tax rates to the statutory corporate tax rates were as follows:

	Three Months Ended March 31,
	2015	2014
Tax at statutory rate	35.0%	35.0%
Nontaxable interest and dividends	(2.9)	(3.7)
Tax credits	(8.3)	(10.2)
State taxes	1.1	1.2
Other	0.1	(0.3)

	25.0%	22.0%

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

NOTE 13: DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The Company considers transfers between the levels of the hierarchy to be recognized at the end of related reporting periods.  From December 31, 2014 to March 31, 2015, no assets for which fair value is measured on a recurring basis transferred between any levels of the hierarchy.

 Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying statements of financial condition measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2015 and December 31, 2014:
		Fair value measurements using
		Quoted prices
		in active
		markets	Other	Significant
		for identical	observable	unobservable
		assets	inputs	inputs
	Fair value	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
March 31, 2015
U.S. government agencies	$19,586	$—	$19,586	$—
Mortgage-backed securities	240,991	—	240,991	—
States and political subdivisions	80,298	—	80,298	—
Equity securities	3,209	—	3,209	—
Mortgage servicing rights	179	—	—	179
Interest rate derivative asset	3,356	—	—	3,356
Interest rate derivative liability	(3,296)	—	—	(3,296)

December 31, 2014
U.S. government agencies	$19,514	$—	$19,514	$—
Mortgage-backed securities	257,798	—	257,798	—
States and political subdivisions	85,040	—	85,040	—
Equity securities	3,154	—	3,154	—
Mortgage servicing rights	185	—	—	185
Interest rate derivative asset	2,502	—	—	2,502
Interest rate derivative liability	(2,187)	—	—	(2,187)

The following is a description of inputs and valuation methodologies used for assets recorded at fair value on a recurring basis and recognized in the accompanying statements of financial condition at March 31, 2015 and December 31, 2014, as well as the general classification of such assets pursuant to the valuation hierarchy.  There have been no significant changes in the valuation techniques during the three-month period ended March 31, 2015.  For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

Securities Available for Sale. Investment securities available for sale are recorded at fair value on a recurring basis. The fair values used by the Company are obtained from an independent pricing service, which represent either quoted market prices for the identical asset or fair values determined by pricing models, or other model-based valuation techniques, that consider observable market data, such as interest rate volatilities, LIBOR yield curve, credit spreads and prices from market makers and live trading systems.  Recurring Level 2 securities include U.S. government agency securities, mortgage-backed securities, state and municipal bonds and certain equity securities. Inputs used for valuing Level 2 securities include observable data that may include dealer quotes, benchmark yields, market spreads, live trading levels and market consensus prepayment speeds, among other things. Additional inputs include indicative values derived from the independent pricing service's proprietary computerized models.  There were no recurring Level 3 securities at March 31, 2015 or December 31, 2014.

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

	Mortgage Servicing Rights
	2015	2014
	(In Thousands)

Balance, January 1	$185	$211
Additions	25	23
Amortization	(31)	(34)
Balance, March 31	$179	$200

	Interest Rate Derivative Asset
	2015	2014
	(In Thousands)

Balance, January 1	$2,087	$1,859
Change in fair value through earnings	1,018	(118)
Balance, March 31	$3,105	$1,741

	Interest Rate Cap Derivative Asset Designated as Hedging Instrument
	2015	2014
	(In Thousands)

Balance, January 1	$415	$685
Change in fair value through other
comprehensive income	(164)	(65)
Balance, March 31	$251	$620

	Interest Rate Swap Liability
	2015	2014
	(In Thousands)

Balance, January 1	$2,187	$1,613
Change in fair value through earnings	1,109	(16)
Balance, March 31	$3,296	$1,597

Nonrecurring Measurements
The following tables present the fair value measurements of assets measured at fair value during the periods presented on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2015 and December 31, 2014:

		Fair Value Measurements Using
		Quoted prices
		in active
		markets	Other	Significant
		for identical	observable	unobservable
		assets	inputs	inputs
	Fair value	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
March 31, 2015
Impaired loans
One- to four-family residential construction	$—	$—	$—	$—
Subdivision construction	206	—	—	206
Land development	662	—	—	662
Owner occupied one- to four-family residential	106	—	—	106
Non-owner occupied one- to four-family residential	163	—	—	163
Commercial real estate	4,611	—	—	4,611
Other residential	—	—	—	—
Commercial business	1,037	—	—	1,037
Consumer auto	207	—	—	207
Consumer other	399	—	—	399
Home equity lines of credit	225	—	—	225
Total impaired loans	$7,616	$—	$—	$7,616

Foreclosed assets held for sale	$—	$—	$—	$—

December 31, 2014
Impaired loans
One- to four-family residential construction	$—	$—	$—	$—
Subdivision construction	274	—	—	274
Land development	3,946	—	—	3,946
Owner occupied one- to four-family residential	862	—	—	862
Non-owner occupied one- to four-family residential	288	—	—	288
Commercial real estate	5,333	—	—	5,333
Other residential	—	—	—	—
Commercial business	320	—	—	320
Consumer auto	38	—	—	38
Consumer other	399	—	—	399
Home equity lines of credit	198	—	—	198
Total impaired loans	$11,658	$—	$—	$11,658

Foreclosed assets held for sale	$6,975	$—	$—	$6,975

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

Loans Held for Sale.  Mortgage loans held for sale are recorded at the lower of carrying value or fair value.  The fair value of mortgage loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics.  As such, the Company classifies mortgage loans held for sale as Nonrecurring Level 2.  Write-downs to fair value typically do not occur as the Company generally enters into commitments to sell individual mortgage loans at the time the loan is originated to reduce market risk.  The Company typically does not have commercial loans held for sale.  At March 31, 2015 and December 31, 2014, the aggregate fair value of mortgage loans held for sale exceeded their cost.  Accordingly, no mortgage loans held for sale were marked down and reported at fair value.
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

The Company records impaired loans as Nonrecurring Level 3. If a loan's fair value as estimated by the Company is less than its carrying value, the Company either records a charge-off of the portion of the loan that exceeds the fair value or establishes a reserve within the allowance for loan losses specific to the loan.  Loans for which such charge-

offs or reserves were recorded during the three months ended March 31, 2015 or the year ended December 31, 2014, are shown in the table above (net of reserves).

Foreclosed Assets Held for Sale.  Foreclosed assets held for sale are initially recorded at fair value less estimated cost to sell at the date of foreclosure.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less estimated cost to sell.  Foreclosed assets held for sale are classified within Level 3 of the fair value hierarchy.  The foreclosed assets represented in the table above have been re-measured during the three months ended March 31, 2015 or the year ended December 31, 2014, subsequent to their initial transfer to foreclosed assets.

The following disclosure relates to financial assets for which it is not practicable for the Company to estimate the fair value at March 31, 2015 and December 31, 2014.

FDIC Indemnification Asset: As part of the Purchase and Assumption Agreements for each of the Bank's FDIC-assisted transactions other than the Valley Bank transaction, the Bank and the FDIC entered into loss sharing agreements. These agreements cover realized losses on loans and foreclosed real estate, subject to certain limitations which are more fully described in Note 8.

Under the TeamBank agreement, the FDIC agreed to reimburse the Bank for 80% of the first $115 million in realized losses and 95% for realized losses that exceed $115 million.  The indemnification asset was originally recorded at fair value on the acquisition date (March 20, 2009) and at March 31, 2015 and December 31, 2014, the carrying value was $590,000 and $684,000, respectively.
Under the Vantus Bank agreement, the FDIC agreed to reimburse the Bank for 80% of the first $102 million in realized losses and 95% for realized losses that exceed $102 million.  The indemnification asset was originally recorded at fair value on the acquisition date (September 4, 2009) and at March 31, 2015 and December 31, 2014, the carrying value of the FDIC indemnification asset was $693,000 and $785,000, respectively.
Under the Sun Security Bank agreement, the FDIC agreed to reimburse the Bank for 80% of realized losses.  The indemnification asset was originally recorded at fair value on the acquisition date (October 7, 2011) and at March 31, 2015 and December 31, 2014, the carrying value of the FDIC indemnification asset was $4.6 million and $5.7 million, respectively.
Under the InterBank agreement, the FDIC agreed to reimburse the Bank for 80% of realized losses.  The indemnification asset was originally recorded at fair value on the acquisition date (April 27, 2013) and at March 31, 2015 and December 31, 2014, the carrying value of the FDIC indemnification asset was $31.9 million and $37.2 million, respectively.
From the dates of acquisition, each of the four loss sharing agreements extend ten years for 1-4 family real estate loans and five years for other loans.  The loss sharing assets are measured separately from the loan portfolios because they are not contractually embedded in the loans and are not transferable with the loans should the Bank choose to dispose of them.  Fair values on the acquisition dates were estimated using projected cash flows available for loss sharing based on the credit adjustments estimated for each loan pool and the loss sharing percentages.  These cash flows were discounted to reflect the uncertainty of the timing and receipt of the loss sharing reimbursements from the FDIC.  The loss sharing assets are also separately measured from the related foreclosed real estate.  Although the assets are contractual receivables from the FDIC, they do not have effective interest rates.  The Bank will collect the assets over the next several years.  The amount ultimately collected will depend on the timing and amount of collections and charge-offs on the acquired assets covered by the loss sharing agreements.  While the assets were recorded at their estimated fair values on the acquisition dates, it is not practicable to complete fair value analyses on a quarterly or annual basis.  Estimating the fair value of the FDIC indemnification asset would involve preparing fair value analyses of the entire portfolios of loans and foreclosed assets covered by the loss sharing agreements from all four acquisitions on a quarterly or annual basis.
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

	March 31, 2015			December 31, 2014
	Carrying	Fair	Hierarchy	Carrying	Fair	Hierarchy
	Amount	Value	Level	Amount	Value	Level
	(In Thousands)
Financial assets
Cash and cash equivalents	$278,069	$278,069	1	$218,647	$218,647	1
Held-to-maturity securities	450	502	2	450	499	2
Mortgage loans held for sale	14,521	14,521	2	14,579	14,579	2
Loans, net of allowance for loan losses	3,120,897	3,130,362	3	3,038,848	3,047,741	3
Accrued interest receivable	11,357	11,357	3	11,219	11,219	3
Investment in FHLB stock	8,566	8,566	3	16,893	16,893	3

Financial liabilities
Deposits	3,259,438	3,261,434	3	2,990,840	2,996,226	3
FHLB advances	92,618	94,964	3	271,641	273,568	3
Short-term borrowings	219,504	219,504	3	211,444	211,444	3
Subordinated debentures	30,929	30,929	3	30,929	30,929	3
Accrued interest payable	982	982	3	1,067	1,067	3
Unrecognized financial instruments (net of
contractual value)
Commitments to originate loans	—	—	3	—	—	3
Letters of credit	89	89	3	92	92	3
Lines of credit	—	—	3	—	—	3

NOTE 14:  DERIVATIVES AND HEDGING ACTIVITIES
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
As part of the Valley Bank FDIC-assisted acquisition, the Company acquired seven loans with related interest rate swaps.  Valley's swap program differed from the Company's in that Valley did not have back to back swaps with the customer and a counterparty.  Two of the seven acquired loans with interest rate swaps have paid off.  The notional amount of the five remaining Valley swaps is $4.0 million at March 31, 2015.  As of March 31, 2015, the Company had 26 interest rate swaps totaling $114.9 million in notional amount with commercial customers, and 26 interest rate swaps with the same notional amount with third parties related to its program.  As of December 31, 2014, the Company had 28 interest rate swaps totaling $125.1 million in notional amount with commercial customers, and 28 interest rate swaps with the same notional amount with third parties related to its program.  During the three months ended March 31, 2015 and 2014, the Company recognized a net loss of $92,000 and $103,000, respectively, in noninterest income related to changes in the fair value of these swaps.
Cash Flow Hedges
As a strategy to maintain acceptable levels of exposure to the risk of changes in future cash flows due to interest rate fluctuations, the Company entered into two interest rate cap agreements for a portion of its floating rate debt associated with its trust preferred securities.  One agreement, with a notional amount of $25 million, states that the Company will pay interest on its trust preferred debt in accordance with the original debt terms at a rate of 3-month LIBOR + 1.60%.  Should interest rates rise above a certain threshold, the counterparty will reimburse the Company for interest paid such that the Company will have an effective interest rate on that portion of its trust preferred securities no higher than 2.37%.  The other agreement, with a notional amount of $5 million, states that the Company will pay interest on its trust preferred debt in accordance with the original debt terms at a rate of 3-month LIBOR + 1.40%.  Should interest rates rise above a certain threshold, the counterparty will reimburse the Company for interest paid such that the Company will have an effective interest rate on that portion of its trust preferred securities no higher than 2.17%.  The agreements were effective on August 1, 2013 and July 1, 2013, respectively, and each has a term of four years.
The effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.  Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.  During the three months ended March 31, 2015 and 2014, the Company recognized $-0- in noninterest income related to changes in the fair value of these derivatives. During the three months ended March 31, 2015 and 2014, the Company recognized $15,000 and $-0-, respectively, in interest expense related to the amortization of the cost of these interest rate caps.

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the Consolidated Statements of Financial Condition:
	Location in	Fair Value
	Consolidated Statements	March 31,	December 31,
	of Financial Condition	2015	2014
		(In Thousands)
Derivatives designated as
hedging instruments

Interest rate caps	Prepaid expenses and other assets	$251	$415

Total derivatives designated
as hedging instruments		$251	$415

Derivatives not designated
as hedging instruments

Asset Derivatives
Interest rate products	Prepaid expenses and other assets	$3,105	$2,087

Total derivatives not designated
as hedging instruments		$3,105	$2,087

Liability Derivatives
Interest rate products	Accrued expenses and other liabilities	$3,296	$2,187

Total derivatives not designated
as hedging instruments		$3,296	$2,187

The following table presents the effect of derivative instruments on the statements of comprehensive income for the three months ended March 31, 2015 and 2014:
	Amount of Gain (Loss) Recognized in AOCI
	Three Months Ended March 31,
Cash Flow Hedges	2015	2014
	(In Thousands)

Interest rate cap	$(96)	$(42)

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
As of March 31, 2015, the termination value of derivatives in a net liability position, which included accrued interest but excluded any adjustment for nonperformance risk, related to these agreements was $3.4 million.  The Company has minimum collateral posting thresholds with its derivative counterparties.  At March 31, 2015, the Company's activity with its derivative counterparties had met the level in which the minimum collateral posting thresholds take effect and the Company had posted $5.3 million of collateral to satisfy the agreements.  As of December 31, 2014, the termination value of derivatives in a net liability position, which included accrued interest but excluded any adjustment for nonperformance risk, related to these agreements was $2.1 million.  At December 31, 2014, the Company's activity with its derivative counterparties had met the level in which the minimum collateral posting thresholds take effect and the Company had posted $3.1 million of collateral to satisfy the agreements.  If the Company had breached any of these provisions at March 31, 2015 and December 31, 2014, it could have been required to settle its obligations under the agreements at the termination value.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward-looking Statements

When used in this Quarterly Report on Form 10-Q and in other documents filed or furnished by the Company with the Securities and Exchange Commission (the "SEC"), in the Company's press releases or other public or stockholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "intends" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including, among other things, (i) non-interest expense reductions from Great Southern's banking center consolidations might be less than anticipated and the costs of the consolidation and impairment of the value of the affected premises might be greater than expected; (ii) expected cost savings, synergies and other benefits from the Company's merger and acquisition activities might not be realized within the anticipated time frames or at all, and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, might be greater than expected; (iii) changes in economic conditions, either nationally or in the Company's market areas; (iv) fluctuations in interest rates; (v) the risks of lending and investing activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses; (vi) the possibility of other-than-temporary impairments of securities held in the Company's securities portfolio; (vii) the Company's ability to access cost-effective funding; (viii) fluctuations in real estate values and both residential and commercial real estate market conditions; (ix) demand for loans and deposits in the Company's market areas; (x) legislative or regulatory changes that adversely affect the Company's business, including, without limitation, the Dodd-Frank Wall Street Reform and Consumer Protection Act and its implementing regulations, and the overdraft protection regulations and customers' responses thereto; (xi) monetary and fiscal policies of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board or the FRB") and the U.S. Government and other governmental initiatives affecting the financial services industry; (xii) results of examinations of the Company and Great Southern by their regulators, including the possibility that the regulators may, among other things, require the Company to increase its allowance for loan losses or to write-down assets; (xiii) the uncertainties arising from the Company's participation in the Small Business Lending Fund program, including uncertainties concerning the potential future redemption by us of the U.S. Treasury's preferred stock investment under the program, including the timing of, regulatory approvals for, and conditions placed upon, any such redemption; (xiv) costs and effects of litigation, including settlements and judgments; and (xv) competition. The Company wishes to advise readers that the factors listed above and other risks described from time to time in documents filed or furnished by the Company with the SEC could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

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

See Note 7 "Loans and Allowance for Loan Losses" included in Item 1 for additional information regarding the allowance for loan losses. Inherent in this process is the evaluation of individual significant credit relationships. From time to time certain credit relationships may deteriorate due to payment performance, cash flow of the borrower, value of collateral, or other factors. In these instances, management may have to revise its loss estimates and assumptions for these specific credits due to changing circumstances. In some cases, additional losses may be realized; in other instances, the factors that led to the deterioration may improve or the credit may be refinanced elsewhere and allocated allowances may be released from the particular credit.  In the fourth quarter of 2014, the Company began using a three-year average of historical losses for the general component of the allowance for loan loss calculation.  The Company had previously used a five-year average.  For interim periods, the Company uses three full years plus the interim period's annualized average losses for the general component of the allowance for loan loss calculation.  The Company believes that the three-year average provides a better representation of the current risks in the loan portfolio.  This change was made after consultation with our regulators and third-party consultants, as well as a review of the practices used by the Company's peers.  No other significant changes were made to management's overall methodology for evaluating the allowance for loan losses during the periods presented in the financial statements of this report.

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

Carrying Value of Loans Acquired in FDIC-assisted Transactions and Indemnification Asset

The Company considers that the determination of the carrying value of loans acquired in the FDIC-assisted transactions and the carrying value of the related FDIC indemnification assets involves a high degree of judgment and complexity. The carrying value of the acquired loans and the FDIC indemnification assets reflect management's best ongoing estimates of the amounts to be realized on each of these assets. The Company determined initial fair value accounting estimates of the assumed assets and liabilities in accordance with FASB ASC 805, Business Combinations. However, the amount that the Company realizes on these assets could differ materially from the carrying value reflected in its financial statements, based upon the timing of collections on the acquired loans in future periods. Because of the loss sharing agreements with the FDIC on certain of these assets, the Company should not incur any significant losses related to these assets. To the extent the actual values realized for the acquired loans are different from the estimates, the indemnification asset will generally be impacted in an offsetting manner due to the loss sharing support from the FDIC.  Subsequent to the initial valuation, the Company continues to monitor identified loan pools and related loss sharing assets for changes in estimated cash flows projected for the loan pools, anticipated credit losses and changes in the accretable yield.  Analysis of these variables requires significant estimates and a high degree of judgment.  See Note 8 "Acquired Loans, Loss Sharing Agreements and FDIC Indemnification Assets" included in Item 1 for additional information regarding the TeamBank, Vantus Bank, Sun Security Bank, InterBank and Valley Bank FDIC-assisted transactions.

Goodwill and Intangible Assets

Goodwill and intangible assets that have indefinite useful lives are subject to an impairment test at least annually and more frequently if circumstances indicate their value may not be recoverable. Goodwill is tested for impairment using a process that estimates the fair value of each of the Company's reporting units compared with its carrying value. The Company defines reporting units as a level below each of its operating segments for which there is discrete financial information that is regularly reviewed. As of March 31, 2015, the Company has one reporting unit to which goodwill has been allocated – the Bank.  If the fair value of a reporting unit exceeds its carrying value, then no impairment is recorded. If the carrying value amount exceeds the fair value of a reporting unit, further testing is completed comparing the implied fair value of the reporting unit's goodwill to its carrying value to measure the amount of impairment. Intangible assets that are not amortized will be tested for impairment at least annually by comparing the fair values of those assets to their carrying values. At March 31, 2015, goodwill consisted of $1.2 million at the Bank reporting unit.  Other identifiable intangible assets that are subject to amortization are amortized on a straight-line basis over a period of seven years. At March 31, 2015, the amortizable intangible assets consisted of core deposit intangibles of $5.9 million.  These amortizable intangible assets are reviewed for impairment if circumstances indicate their value may not be recoverable based on a comparison of fair value.

While the Company believes no impairment existed at March 31, 2015, different conditions or assumptions used to measure fair value of reporting units, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of the Company's impairment evaluation in the future.

Current Economic Conditions

Changes in economic conditions could cause the values of assets and liabilities recorded in the financial statements to change rapidly, resulting in material future adjustments in asset values, the allowance for loan losses, or capital that could negatively impact the Company's ability to meet regulatory capital requirements and maintain sufficient liquidity.

The previous economic downturn elevated unemployment levels and negatively impacted consumer confidence. It also had a detrimental impact on industry-wide performance nationally as well as in the Company's Midwest market area. Since 2012, economic conditions have improved as indicated by increasing consumer confidence levels, increased economic activity and a continued decline in unemployment levels.

The national unemployment rate declined from 5.6% as of December 2014 to 5.5% in March 2015.   Monthly job growth, which had averaged 274,667 per month from March of 2014 through February 2015, fell short of expectations with job growth of only 126,000 in March 2015.  According to the U.S. Labor Department the decline was due to weakness in jobs supporting oil and gas extraction, as well as a slowdown in job gains from the food services industry.  Unemployment levels in our market areas have decreased or remained level over the past year in all states in which the Company has offices.   Unemployment rates at March 31, 2015 were:  Missouri at 5.6%, Arkansas at 5.6%, Kansas at 4.2%, Iowa at 4.0%, Nebraska at 2.6%, Minnesota at 3.7%, Oklahoma at 3.9% and Texas at 4.2%.   Four of these eight states had unemployment rates among the ten lowest in the country.  Of the metropolitan areas in which Great Southern Bank does business, the St. Louis market area continues to carry the highest level of unemployment at 6.0%, which is an improvement over the 6.5% rate reported as of December 2013, but is worse than the 5.6% rate reported as of December 2014. The unemployment rate at 5.2% for the Springfield market area was below the national and state average for March 2015.  Metropolitan areas in Iowa, Nebraska and Minneapolis boasted unemployment levels among the lowest in the nation.

Sales of newly built, single-family homes were at a seasonally adjusted annual rate of 481,000 units in March 2015, according to the U.S. Department of Housing and Urban Development and the U.S. Census Bureau. The median sales price of new houses sold in March 2015 was $277,400 with an average sale price of $343,300.  The seasonally adjusted estimate of new houses for sale at the end of March 2015 was 213,000, which represented a supply of 5.3 months at the sales rate at that time.  Foreclosure filings have decreased to their lowest level since 2007 with home forfeitures falling by more than 40% in the past year.  Building permit activity continues to fluctuate by market area with residential builders constrained by tighter credit conditions for home buyers and a limited number of buildable lots.

The performance of commercial real estate markets also improved substantially in the Company's market areas as shown by increased real estate sales activity and financing of those activities. According to real estate services firm CoStar Group, retail, office and industrial types of commercial real estate properties continue to improve in occupancy, absorption and rental income, both nationally and in our market areas.

While current economic indicators for the Midwest show improvement in employment, housing starts and prices, commercial real estate occupancy, absorption and rental income, our management will continue to closely monitor regional, national and global economic conditions as these could significantly affect our market areas.

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

In the three months ended March 31, 2015, Great Southern's total assets increased $115.6 million, or 2.9%, from $3.95 billion at December 31, 2014, to $4.07 billion at March 31, 2015. Full details of the current period changes in total assets are provided in the "Comparison of Financial Condition at March 31, 2015 and December 31, 2014" section of this Quarterly Report on Form 10-Q.

Loans.  Net loans increased $82.0 million, or 2.7%, from $3.04 billion at December 31, 2014, to $3.12 billion at March 31, 2015.  Partially offsetting the increases in loans were decreases of $20.4 million in the FDIC-assisted acquired loan portfolios.  The net carrying value of the loans acquired in the Valley Bank transaction was $116.4 million at March 31, 2015, a decrease of $5.6 million from $122.0 million at December 31, 2014.  This $5.6 million decrease is included in the $20.4 million decrease described previously.  Excluding acquired covered loans, acquired non-covered loans and mortgage loans held for sale, total loans increased $102.9 million from December 31, 2014 to March 31, 2015, with increases in most loan types.  The increase was primarily due to loan growth in our existing banking center network, as well as loans originated through our commercial loan production offices in Tulsa, Okla., and Dallas, Texas.  As loan demand is affected by a variety of factors, including general economic conditions, and because of the competition we face and our focus on pricing discipline and credit quality, we cannot be assured that our loan growth will match or exceed the level of increases achieved in this period or prior years.  The Company's strategy continues to be focused on maintaining credit risk and interest rate risk at appropriate levels.

Loan growth has occurred in several loan types and has come from most of Great Southern's primary lending locations, including Springfield, St. Louis, Kansas City, Des Moines, Omaha and Minneapolis.  The lending offices in Dallas and Tulsa have now been open for several months and are generating new loans as well.  Net loan balances have increased primarily in the areas of commercial real estate, commercial construction and consumer loans.  Generally, the Company considers these types of loans to involve a higher degree of risk compared to some other types of loans, such as first mortgage loans on one- to four-family, owner-occupied residential properties, and has established certain minimum underwriting standards to assure portfolio quality.  For commercial real estate and construction loans, these standards and procedures include, but are not limited to, an analysis of the borrower's financial condition, collateral, repayment ability, verification of liquid assets and credit history as required by loan type.  In addition, geographic diversity of collateral, lower loan-to-value ratios and limitations on speculative construction projects help to mitigate overall risk in these loans.  It has been, and continues to be, Great Southern's practice to verify information from potential borrowers regarding assets, income or payment ability and credit ratings as applicable and as required by the authority approving the loan.  Underwriting standards also include loan-to-value ratios which vary depending on collateral type, debt service coverage ratios or debt payment to income ratios, where applicable, credit histories, use of guaranties and other recommended terms relating to equity requirements, amortization, and maturity.  Great Southern's loan committee reviews and approves all new loan originations in excess of lender approval authorities.  Consumer loans are primarily secured by used motor vehicles and these loans are also subject to certain minimum underwriting standards to assure portfolio quality.  Great Southern's consumer underwriting and pricing standards have been fairly consistent over the past several years.  The underwriting standards employed by Great Southern for consumer loans include a determination of the applicant's payment history on other debts, credit scores, employment history and an assessment of ability to meet existing obligations and payments on the proposed loan.  Although creditworthiness of the applicant is of primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount.  See "Item 1. Business – Lending Activities – General, – Commercial Real Estate and Construction Lending, and – Consumer Lending" in the Company's December 31, 2014 Annual Report on Form 10-K.

While our policy allows us to lend up to 90% of the appraised value on single-family properties, originations of loans with loan-to-value ratios at those levels are minimal.  When they are made at those levels, private mortgage insurance is typically required for loan amounts above the 80% level unless our analysis determines minimal additional risk to be involved; therefore, these loans are not considered to have more risk to us than other residential loans.  We consider these lending practices to be consistent with, or more conservative than, what we believe to be the norm for banks our size.  At March 31, 2015 and December 31, 2014, an estimated 0.2% and 0.3%, respectively, of total owner occupied one- to four-family residential loans had loan-to-value ratios above 100% at origination.  At March 31, 2015 and December 31, 2014, an estimated 2.2% and 1.8%, respectively, of total non-owner occupied one- to four-family residential loans had loan-to-value ratios above 100% at origination.

At March 31, 2015, troubled debt restructurings totaled $46.9 million, or 1.5% of total loans, down $700,000 from $47.6 million, or 1.5% of total loans, at December 31, 2014.  Concessions granted to borrowers experiencing financial difficulties may include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.  During the three months ended March 31, 2015, no loans were restructured into multiple new loans.  During the year ended December 31, 2014, five loans totaling $1.7 million were each restructured into multiple new loans.  For further information on troubled debt restructurings, see Note 7 of the Notes to Consolidated Financial Statements contained in this report.

The loss sharing agreements with the FDIC are subject to limitations on the types of losses covered and the length of time losses are covered, and are conditioned upon the Bank complying with its requirements in the agreements with the FDIC, including requirements regarding servicing and other loan administration matters.  The loss sharing agreements extend for ten years for single family real estate loans and for five years for other loans.  At March 31, 2015, approximately four years remained on the loss sharing agreement for single family real estate loans acquired from TeamBank and the remaining loans had an estimated average life of two to ten years.  At March 31, 2015, approximately four and one half years remained on the loss sharing agreement for single family real estate loans acquired from Vantus Bank and the remaining loans had an estimated average life of three to twelve years.  At March 31, 2015, approximately six and one half years remained on the loss sharing agreement for single family real estate loans acquired from Sun Security Bank and the remaining loans had an estimated average life of five to twelve years.  At March 31, 2015, approximately seven years remained on the loss sharing agreement for single family real estate loans acquired from InterBank and the remaining loans had an estimated average life of six to thirteen years.  The loss sharing agreement for non-single-family loans acquired from TeamBank ended on March 31, 2014.  Any additional losses in the non-single-family TeamBank portfolio are not eligible for loss sharing coverage.  The remaining loans in the portfolio had an estimated average life of two to seven years and had a carrying value of $24.8 million at March 31, 2015.  The loss sharing agreement for non-single-family loans acquired from Vantus Bank ended on September 30, 2014.  Any additional losses in the non-single-family Vantus Bank portfolio are not eligible for loss sharing coverage.  The remaining loans in the portfolio had an estimated average life of two to seven years and had a carrying value of $21.9 million at March 31, 2015.  At March 31, 2015, approximately one and one half years remained on the loss sharing agreement for non-single-family loans acquired from Sun Security Bank and the remaining loans had an estimated average life of one to two years.  At March 31, 2015, approximately two years remained on the loss sharing agreement for non-single-family loans acquired from InterBank and the remaining loans had an estimated average life of one to two years.  While the expected repayments for certain of the acquired loans extend beyond the terms of the loss sharing agreements, the Bank has identified and will continue to identify problem loans and will make every effort to resolve them within the time limits of the agreements.  The Company may sell any loans remaining at the end of the loss sharing agreement subject to the approval of the FDIC.  Loans that were acquired through FDIC-assisted transactions, which are accounted for in pools, are currently included in the analysis and estimation of the allowance for loan losses.  If expected cash flows to be received on any given pool of loans decreases from previous estimates, then a determination is made as to whether the loan pool should be charged down or the allowance for loan losses should be increased (through a provision for loan losses).  This is true of all acquired loan pools regardless of whether or not they are covered by loss sharing agreements.  If a charge down occurs to a loan pool that is covered by a loss sharing agreement, the full amount of the charge down will be reflected in the allowance for loan losses and a separate asset will be recorded for the amount to be recovered from the FDIC.  The loss sharing agreements and their related limitations are described in detail in Note 8 of the Notes to Consolidated Financial Statements contained in this report.  For acquired loan pools that currently are not covered by loss sharing agreements, the Company may allocate, and at March 31, 2015, has allocated, a portion of its allowance for loan losses related to these loan pools in a manner similar to how it allocates its allowance for loan losses to those loans which are collectively evaluated for impairment.

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

Cash and Cash Equivalents.  Great Southern had cash and cash equivalents of $278.1 million at March 31, 2015, an increase of $59.5 million, or 27.2%, from $218.6 million at December 31, 2014.  The increase in cash and cash equivalents was primarily due to payments received on available-for-sale securities and increases in deposits.

Deposits.  The Company attracts deposit accounts through its retail branch network, correspondent banking and corporate services areas, and brokered deposits. The Company then utilizes these deposit funds, along with FHLBank advances and other borrowings, to meet loan demand or otherwise fund its activities. In the three months ended March 31, 2015, total deposit balances increased $268.6 million, or 9.0%.  Transaction account balances increased $130.7 million to $2.02 billion at March 31, 2015, from $1.89 billion at December 31, 2014, while retail certificates of deposit increased $40.8 million to $964.7 million at March 31, 2015, from $923.9 million at December 31, 2014.  In addition, at March 31, 2015 and December 31, 2014, Bank customer deposits totaling $21.8 million and $23.7 million, respectively, were part of the CDARS program, which allows Bank customers to maintain balances in an insured manner that would otherwise exceed the FDIC deposit insurance limit. The FDIC counts these deposits as brokered, but these are deposit accounts that we generate with customers in our local markets.  Brokered deposits, including CDARS program purchased funds, were $248.8 million at March 31, 2015, an increase of $99.0 million from $149.8 million at December 31, 2014.  The Company elected to increase brokered deposits to fund its loan growth and reduce short-term borrowings and FHLBank advances during the period.

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

Net Interest Income and Interest Rate Risk Management.  Our net interest income may be affected positively or negatively by changes in market interest rates. A portion of our loan portfolio is tied to the "prime rate" and adjusts immediately when this rate adjusts (subject to the effect of loan interest rate floors, which are discussed below). We monitor our sensitivity to interest rate changes on an ongoing basis (see "Item 3. Quantitative and Qualitative Disclosures About Market Risk").  In addition, our net interest income may be impacted by changes in the cash flows expected to be received from acquired loan pools.  As described in Note 8 of the Notes to the Consolidated Financial Statements contained in this report, the Company's evaluation of cash flows expected to be received from acquired loan pools is on-going and increases in cash flow expectations are recognized as increases in accretable yield through interest income.  Decreases in cash flow expectations are recognized as impairments through the allowance for loan losses.

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

Loans at their floor rates are subject to the risk that borrowers will seek to refinance elsewhere at the lower market rate, however.  Because the Federal Funds rate is already very low, there may also be a negative impact on the Company's net interest income due to the Company's inability to lower its funding costs significantly in the current environment, although interest rates on assets may decline further. Conversely, interest rate increases would normally result in increased interest rates on our prime-based loans.  The interest rate floors in effect may limit the immediate increase in interest rates on these loans, until such time as rates rise above the floors.  However, the Company may have to increase rates paid on deposits to maintain deposit balances and pay higher rates on borrowings.  The impact of the low rate environment on our net interest margin in future periods is expected to be fairly neutral.  As our time deposits mature in future periods, we may be able to reduce rates somewhat as they renew.  However, any margin gained by these rate reductions is likely to be offset by reduced yields from our investment securities and our existing loan portfolio as payments are made and the proceeds are potentially reinvested at lower rates. Interest rates on adjustable rate loans may reset lower according to their contractual terms and new loans may be originated at lower market rates.  For further discussion of the processes used to manage our exposure to interest rate risk, see "Item 3.  Quantitative and Qualitative Disclosures About Market Risk – How We Measure the Risks to Us Associated with Interest Rate Changes."

The negative impact of declining loan interest rates has been mitigated by the positive effects of the Company's loans which have interest rate floors. At March 31, 2015, the Company had a portfolio (excluding the loans acquired in the FDIC-assisted transactions) of prime-based loans totaling approximately $511 million with rates that change immediately with changes to the prime rate of interest.  Of those loans, $447 million also had interest rate floors. These floors were at varying rates, with $14 million of these loans having floor rates of 7.0% or greater and another $205 million of these loans having floor rates between 5.0% and 7.0%. In addition, $228 million of these loans have floor rates between 2.75% and 5.0%.  At March 31, 2015, all of these loans were at their floor rates.  Also included in these prime-based loans at March 31, 2015, the Company had a portfolio (excluding the loans acquired in the FDIC-assisted transactions) of GSB prime-based loans totaling approximately $177 million with rates that change immediately with changes to the GSB prime rate of interest.  Of those loans, $165 million also had interest rate floors.  At March 31, 2015, all of these loans were at their floor rates.  The loan yield for the total loan portfolio was approximately 139 basis points and 141 basis points higher than the national "prime rate of interest" at March 31, 2015 and December 31, 2014, respectively, partly because of these interest rate floors. While interest rate floors have had an overall positive effect on the Company's results during this period, they do subject the Company to the risk that borrowers will elect to refinance their loans with other lenders.  To the extent economic conditions improve, the risk that borrowers will seek to refinance their loans increases.

Non-Interest Income and Operating Expenses.  The Company's profitability is also affected by the level of its non-interest income and operating expenses. Non-interest income consists primarily of service charges and ATM fees, accretion income (net of amortization) related to the FDIC-assisted acquisitions, late charges and prepayment fees on loans, gains on sales of loans and available-for-sale investments and other general operating income.  In 2015 and 2014, increases in the cash flows expected to be collected from the FDIC-covered loan portfolios resulted in amortization (expense) recorded relating to reductions of expected reimbursements under the loss sharing agreements with the FDIC, which are recorded as indemnification assets.  Non-interest income may also be affected by the Company's interest rate derivative activities, if the Company chooses to implement derivatives.  See Note 14 "Derivatives and Hedging Activities" in the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information regarding the Bank's hedging activities.

Operating expenses consist primarily of salaries and employee benefits, occupancy-related expenses, expenses related to foreclosed assets, postage, FDIC deposit insurance, advertising and public relations, telephone, professional fees, office expenses and other general operating expenses.  Details of the current period changes in non-interest income and non-interest expense are provided in the "Results of Operations and Comparison for the Three Months Ended March 31, 2015 and 2014" section of this Quarterly Report on Form 10-Q.

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

Business Initiatives

The Company's first banking center in Columbia, Mo., opened on April 20, 2015. The full-service banking center is located at 3200 S. Providence Road. Columbia, the home of the University of Missouri, is a growing market and is a regional medical hub and home to several large corporations.

Remodeling of a former bank office building purchased by the Company in 2014 in Leawood, Johnson County, Kan., a suburb of the Kansas City metropolitan market area, continues as planned. Scheduled to be open for business in the third quarter of 2015, the office will house the Kansas City commercial lending group, currently located in nearby Overland Park, Kan., and a retail banking center.  Additional space in the building is leased to tenants unrelated to the Company.

The Company plans to launch in May 2015 an enhancement to its Mobile Banking app for smartphones with the introduction of Debit Card On/Off. The new security feature in the app gives account holders the ability to remotely activate and deactivate their debit cards. This functionality allows customers to respond quickly to a potentially lost or stolen card, significantly reducing the possibility of fraudulent transactions and other inconveniences.

Comparison of Financial Condition at March 31, 2015 and December 31, 2014

During the three months ended March 31, 2015, the Company's total assets increased by $115.6 million to $4.07 billion.  The majority of the increase was attributable to an increase in loans originated by the Bank and an increase in cash and cash equivalents, partially offset by a reduction in available-for-sale investment securities.

Net loans increased $82.0 million from December 31, 2014, to $3.12 billion at March 31, 2015.  Excluding acquired covered loans, acquired non-covered loans and mortgage loans held for sale, total loans increased $102.9 million from December 31, 2014, to March 31, 2015, with increases primarily in the areas of commercial real estate loans, other residential loans, consumer loans and construction loans.  Partially offsetting these increases were decreases in net loans acquired in the FDIC-assisted transactions of $20.4 million, or 4.4%.

The Company's available-for-sale securities decreased $21.4 million compared to December 31, 2014.  The decrease was due to normal monthly payments received related to the portfolio of mortgage-backed securities, and calls and maturities of municipal securities.

Cash and cash equivalents were $278.1 million at March 31, 2015, an increase of $59.5 million, or 27.2%, from $218.6 million at December 31, 2014.  The increase in cash and cash equivalents was primarily due to payments received on available-for-sale securities and increases in deposits.  We anticipate utilizing this liquidity to fund loans and to meet reserve requirements at the Federal Reserve Bank.

The FDIC indemnification asset decreased $6.5 million from December 31, 2014, partially due to the billing and collection of realized losses from the FDIC and primarily due to estimated improved cash flows to be collected from the loan obligors, resulting in reductions in payments expected to be received from the FDIC.  The expected cash flows are further discussed in Note 8 of the Notes to Consolidated Financial Statements.

Total liabilities increased $106.5 million from $3.53 billion at December 31, 2014 to $3.64 billion at March 31, 2015.  The increase was primarily attributable to increases in deposits and securities sold under reverse repurchase agreements with customers, partially offset by decreases in Federal Home Loan Bank advances and short-term borrowings.  Total deposits increased $268.6 million from December 31, 2014.  Transaction account balances increased $130.7 million to $2.02 billion at March 31, 2015, up from $1.89 billion at December 31, 2014, while retail certificates of deposit increased $40.8 million to $964.7 million at March 31, 2015, up from $923.9 million at December 31, 2014.  In addition, at March 31, 2015 and December 31, 2014, Bank customer deposits totaling $21.8 million and $23.7 million, respectively, were part of the CDARS program which allows Bank customers to maintain balances in an insured manner that would otherwise exceed the FDIC deposit insurance limit. The FDIC counts these deposits as brokered, but these are deposit accounts that we generate with customers in our local markets.  Brokered deposits, including CDARS program purchased funds, were $248.8 million at March 31, 2015, an increase of $99.0 million from $149.8 million at December 31, 2014.  The Company elected to increase brokered deposits to fund its loan growth and reduce short-term borrowings and FHLBank advances during the period.

Federal Home Loan Bank advances decreased $179.0 million from $271.6 million at December 31, 2014 to $92.6 million at March 31, 2015.  The decrease was due to repayment of short-term advances during the period, primarily using funds from deposit growth and increased brokered deposits.

Securities sold under reverse repurchase agreements with customers increased $49.2 million from December 31, 2014, to March 31, 2015.  These balances fluctuate over time based on customer demand for this product.

Total stockholders' equity increased $9.2 million from $419.7 million at December 31, 2014 to $428.9 million at March 31, 2015.  The Company recorded net income of $11.7 million for the three months ended March 31, 2015, and common and preferred dividends declared were $2.9 million.  Accumulated other comprehensive income decreased $194,000 due to decreases in the fair value of available-for-sale investment securities and changes in the fair value of cash flow hedges.  In addition, total stockholders' equity increased $428,000 due to stock option exercises.

Results of Operations and Comparison for the Three Months Ended March 31, 2015 and 2014

General

Net income was $11.7 million for the three months ended March 31, 2015 compared to net income of $8.8 million for the three months ended March 31, 2014. This increase of $2.9 million, or 32.2%, was primarily due to an increase in net interest income of $6.1 million, or 16.2% and a decrease in provision for loan losses of $391,000, or 23.1%, partially offset by an increase non-interest expense of $1.3 million, or 5.2%, an increase in income tax expense of $1.4 million, or 55.8%, and a decrease in non-interest income of $980,000, or 106.1%.  Net income available to common stockholders was $11.5 million and $8.7 million for the three months ended March 31, 2015 and 2014, respectively.

Total Interest Income

Total interest income increased $5.6 million, or 13.3%, during the three months ended March 31, 2015 compared to the three months ended March 31, 2014.  The increase was due to a $6.6 million increase in interest income on loans, partially offset by a $1.0 million decrease in interest income on investments and other interest-earning assets.  Interest income on loans increased for the three months ended March 31, 2015, due to higher average balances on loans, partially offset by lower average rates of interest.  Interest income from investment securities and other interest-earning assets decreased during the three months ended March 31, 2015 compared to the same period in 2014 due to lower average balances and lower average rates of interest. The lower average balances of investments were primarily due to sales of securities during 2014, and as a result of management's decision to not reinvest mortgage-backed securities' monthly cash flows back into investments, but to utilize the proceeds to fund loan growth.  Prepayments on the mortgages underlying these securities resulted in amortization of premiums which also reduced yields.

Interest Income – Loans

During the three months ended March 31, 2015 compared to the three months ended March 31, 2014, interest income on loans increased due to higher average balances, partially offset by lower average interest rates.

Interest income increased $9.1 million as the result of higher average loan balances, which increased from $2.52 billion during the three months ended March 31, 2014, to $3.14 billion during the three months ended March 31, 2015.  The higher average balances were primarily due to growth in most loan types.  A portion of this loan growth resulted from the Company acquiring $165.1 million in loans (net of discounts) as part of the Valley Bank FDIC-assisted transaction on June 20, 2014, the balance of which were $116.4 million (net of discounts) at March 31, 2015.

Interest income decreased $2.5 million as a result of lower average interest rates on loans.  The average yield on loans decreased from 6.32% during the three months ended March 31, 2014, to 5.94% during the three months ended March 31, 2015.  This decrease was due to lower overall loan rates, partially offset by a higher amount of accretion income in the current year period compared to the prior year period resulting from the increases in expected cash flows to be received from the FDIC-acquired loan pools as previously discussed in Note 8 of the Notes to Consolidated Financial Statements.  On an on-going basis, the Company estimates the cash flows expected to be collected from the acquired loan pools. This cash flows estimate has increased, based on the payment histories and reduced loss expectations of the loan pools, resulting in adjustments to be spread on a level-yield basis over the remaining expected lives of the loan pools. For the loan pools acquired in the 2009, 2011 and 2012 FDIC-assisted transactions, the increases in expected cash flows also reduced the amount of expected reimbursements under the loss sharing agreements with the FDIC, which are recorded as indemnification assets. Therefore, the expected indemnification assets have also been reduced, resulting in adjustments to be amortized on a comparable basis over the remainder of the loss sharing agreements or the remaining expected life of the loan pools, whichever is shorter.

In addition, the Company's net interest margin has been impacted by additional yield accretion recognized in conjunction with updated estimates of the fair value of the loan pools acquired in the June 2014 Valley Bank FDIC-assisted transaction.  Beginning with the three months ended December 31, 2014, the cash flow estimates have increased for certain of the Valley Bank loan pools primarily based on significant loan repayments and also due to collection of certain loans, thereby reducing loss expectations on certain of the loan pools. This resulted in increased income that was spread on a level-yield basis over the remaining expected lives of these loan pools.  The Valley Bank transaction does not include a loss sharing agreement with the FDIC.  Therefore, there is no related indemnification asset. The entire amount of the discount adjustment will be accreted to interest income over time with no offsetting impact to non-interest income.  The amount of the Valley Bank discount adjustment accreted to interest income for the three months ended March 31, 2015 was $1.1 million, and is included in the impact on net interest income/net interest margin amount discussed below.  Based on current estimates, we anticipate recording additional interest income accretion of $1.7 million in the remainder of 2015 related to Valley Bank loans.

For the three months ended March 31, 2015 and 2014, the adjustments increased interest income by $9.0 million and $7.9 million, respectively, and decreased non-interest income by $6.7 million and $6.3 million, respectively.  The net impact to pre-tax income was $2.3 million and $1.6 million for the three months ended March 31, 2015 and 2014, respectively.  As of March 31, 2015, the remaining accretable yield adjustment that will affect interest income is $25.2 million and the remaining adjustment to the indemnification assets, including the effects of the clawback liability related to InterBank, that will affect non-interest income (expense) is $(20.7 million).  Of the remaining adjustments, we expect to recognize $16.3 million of interest income and $(12.6) million of non-interest income (expense) during the remainder of 2015.  Additional adjustments may be recorded in future periods from the FDIC-assisted transactions, as the Company continues to estimate expected cash flows from the acquired loan pools.  Apart from the yield accretion, the average yield on loans was 4.78% for the three months ended March 31, 2015, down from 5.05% for the three months ended March 31, 2014, as a result of loan pay-offs and normal amortization of higher-rate loans and new loans that were made at current lower market rates.

During the three months ended March 31, 2015, the Company collected $891,000 on certain acquired loans from customers with loans which had previously not been expected to be collectible. In accordance with the Company's accounting methodology, these collections were accounted for as increases in estimated cash flows and were recorded as interest income, thereby increasing net interest income and net interest margin. The positive impact on net interest margin in the three months ended March 31, 2015 (annualized) was approximately 10 basis points. These collections related to acquired loans which were subject to loss sharing agreements with the FDIC; therefore, 80% of the amounts collected, or $713,000, is owed to the FDIC. This $713,000 of expense is included in non-interest income under "accretion (amortization) of income related to business acquisitions."

Interest Income – Investments and Other Interest-earning Assets

Interest income on investments and other interest-earning assets decreased in the three months ended March 31, 2015 compared to the three months ended March 31, 2014.  Interest income decreased $966,000 as a result of a decrease in average balances from $778.4 million during the three months ended March 31, 2014, to $577.4 million during the three months ended March 31, 2015.  Average balances of securities decreased primarily due to the sale of certain securities during 2014 and the normal monthly payments received on the portfolio of mortgage-backed securities, with proceeds being used to fund new loan originations.  Interest income decreased $63,000 due to a decrease in average interest rates from 1.56% during the three months ended March 31, 2014, to 1.37% during the three months ended March 31, 2015.

The Company's interest-earning deposits and non-interest-earning cash equivalents currently earn very low or no yield and therefore negatively impact the Company's net interest margin. At March 31, 2015, the Company had cash and cash equivalents of $278.1 million compared to $218.6 million at December 31, 2014.  See "Net Interest Income" for additional information on the impact of this interest activity.

Total Interest Expense

Total interest expense decreased $547,000, or 12.6%, during the three months ended March 31, 2015, when compared with the three months ended March 31, 2014, due to a decrease in interest expense on FHLBank advances of $528,000, or 54.2%, and a decrease in interest expense on short-term borrowings and repurchase agreements of $536,000, or 96.2%, partially offset by an increase in interest expense on deposits of $502,000, or 18.9%.

Interest Expense – Deposits

Interest expense on demand deposits decreased $75,000 due to average rates of interest that decreased from 0.23% in the three months ended March 31, 2014 to 0.20% in the three months ended December 31, 2015.  Interest expense on demand deposits increased $29,000 due to an increase in average balances from $1.38 billion during the three months ended March 31, 2014, to $1.43 billion during the three months ended March 31, 2015.  The increase in average balances of interest-bearing demand deposits was primarily a result of the demand deposits acquired in the Valley Bank transaction, which occurred on June 20, 2014.  The average balance of non-interest-bearing demand deposit accounts increased $7.4 million, from $530.3 million for the three months ended March 31, 2014 to $537.7 million for the three months ended March 31, 2015.

Interest expense on time deposits increased $430,000 due to an increase in average balances of time deposits from $977.2 million during the three months ended March 31, 2014, to $1.19 billion during the three months ended March 31, 2015.  The increase in time deposit balances was primarily due to the deposits acquired in the Valley Bank transaction on June 20, 2014.  Interest expense on time deposits increased $118,000 as a result of an increase in average rates of interest from 0.79% during the three months ended March 31, 2014, to 0.83% during the three months ended March 31, 2015.  A large portion of the Company's certificate of deposit portfolio matures within six to eighteen months and therefore reprices fairly quickly; this is consistent with the portfolio over the past several years.

Interest Expense – FHLBank Advances, Short-term Borrowings and Structured Repo Borrowings and Subordinated Debentures Issued to Capital Trusts

During the three months ended March 31, 2015 compared to the three months ended March 31, 2014, interest expense on FHLBank advances decreased due to lower average rates of interest, partially offset by higher average balances.  Interest expense on FHLBank advances decreased $942,000 due to a decrease in average interest rates from 3.13% in the three months ended March 31, 2014, to 0.87% in the three months ended March 31, 2015.  The significant decrease in the average rate was due to the repayment of $80 million of the Company's long-term higher-rate FHLBank advances in June 2014.  As of March 31, 2015, $51 million of the Company's $93 million of total FHLBank advances are short-term advances with very low interest rates.  Average short-term advances were $176.2 million for the three months ended March 31, 2015.  Average total advances were $207.8 million for the three months ended March 31, 2015.  Partially offsetting the decrease in the average rate was an increase in interest expense on FHLBank advances of $414,000 due to an increase in average balances from $126.5 million during the three months ended March 31, 2014, to $207.8 million during the three months ended March 31, 2015.  This increase was primarily due to additional short-term FHLBank advances obtained by the Company during the three months ended March 31, 2015, to fund loan growth and for other short term funding needs.

Interest expense on short-term and structured repo borrowings decreased $574,000 due to a decrease in average rates on short-term borrowings from 1.08% in the three months ended March 31, 2014, to 0.04% in the three months ended March 31, 2015.  The Company repaid $50 million of structured repurchase agreements in June 2014.  As there were no higher-rate structured repurchase agreements during the three-month period ended March 31, 2015, the average rate decreased significantly because the interest expense was all related to the lower-rate securities sold under repurchase agreements with customers.  Interest expense on short-term and structured repo borrowings increased $38,000 due to an increase in average balances from $209.3 million during the three months ended March 31, 2014, to $224.7 million during the three months ended March 31, 2015.

During the three months ended March 31, 2015, compared to the three months ended March 31, 2014, interest expense on subordinated debentures issued to capital trusts increased $15,000 due to higher average interest rates.  The average interest rate was 1.79% in the three months ended March 31, 2014, compared to 1.98% in the three months ended March 31, 2015.  These are variable-rate debentures which bear interest at an average rate of three-month LIBOR plus 1.57%, adjusting quarterly.

Net Interest Income

Net interest income for the three months ended March 31, 2015 increased $6.1 million to $44.1 million compared to $38.0 million for the three months ended March 31, 2014. Net interest margin was 4.82% in the three months ended March 31, 2015, compared to 4.66% in the three months ended March 31, 2014, an increase of 16 basis points, or 3.4%.  In both three-month periods, the Company's margin was positively impacted by the increases in expected cash flows to be received from the FDIC-acquired loan pools and the resulting increase to accretable yield which were previously discussed in Note 8 of the Notes to Consolidated Financial Statements.  The positive impact of these changes on the three months ended March 31, 2015 and 2014 were increases in interest income of $9.0 million and $7.9 million, respectively, and increases in net interest margin of 98 basis points and 97 basis points, respectively.  Excluding the positive impact of the additional yield accretion, net interest margin increased 15 basis points when compared to the year-ago quarter.  The increase was primarily due to a decrease in interest expense on FHLBank advances and short-term borrowings, due to the payoff of FHLBank advances and structured repurchase agreements in June 2014.  In addition, the mix of assets has continued to change through an increase in the average balance of loans and a decrease in the average balance of investment securities.  Despite this, the Company has experienced decreases in yields on loans and investments, excluding the yield accretion income discussed above, when compared to the previous year.  Existing loans continue to repay, and in many cases new loans are originated at rates which are lower than the rates on those repaying loans and may be lower than existing average portfolio rates.  Our average yield on loans is higher than our average yield on investments.

The Company's overall average interest rate spread increased 18 basis points, or 4.0%, from 4.55% during the three months ended March 31, 2014, to 4.73% during the three months ended March 31, 2015.  The increase was due to a 14 basis point decrease in the weighted average rate paid on interest-bearing liabilities and a four basis point increase in the weighted average yield on interest-earning assets. In comparing the two periods, the yield on loans decreased 38 basis points while the yield on investment securities and other interest-earning assets decreased five basis points. The rate paid on deposits increased three basis points, the rate paid on short-term borrowings decreased 104 basis points, the rate paid on FHLBank advances decreased 226 basis points, and the rate paid on subordinated debentures issued to capital trusts increased 19 basis points.

The Company's net interest income and margin has been significantly impacted by additional yield accretion recognized in conjunction with updated estimates of the fair value of the loan pools acquired in the 2009, 2011 and 2012 FDIC-assisted transactions. On an on-going basis, the Company estimates the cash flows expected to be collected from the acquired loan pools. For each of the loan portfolios acquired, the cash flow estimates have increased, based on payment histories and reduced loss expectations of the loan pools. This resulted in increased income that was spread on a level-yield basis over the remaining expected lives of the loan pools. The increases in expected cash flows also reduced the amount of expected reimbursements under the loss sharing agreements with the FDIC, which are recorded as indemnification assets. Therefore, the expected indemnification assets have also been reduced each quarter since the fourth quarter of 2010, resulting in adjustments to be amortized on a comparable basis over the remainder of the loss sharing agreements or the remaining expected lives of the loan pools, whichever is shorter. Additional estimated cash flows, primarily related to the InterBank loan portfolios, were recorded in the three months ended March 31, 2015.

In addition, beginning in the three months ended December 31, 2014, the Company's net interest income and margin has been impacted by additional yield accretion recognized in conjunction with updated estimates of the fair value of the loan pools acquired in the June 2014 Valley Bank FDIC-assisted transaction. Beginning with the three months ended December 31, 2014, the cash flow estimates have increased for certain of the Valley Bank loan pools primarily based on significant loan repayments and also due to collection of certain loans, thereby reducing loss expectations on certain of the loan pools. This resulted in increased income that was spread on a level-yield basis over the remaining expected lives of these loan pools. The Valley Bank transaction does not include a loss sharing agreement with the FDIC. Therefore, there is no related indemnification asset. The entire amount of the discount adjustment will be accreted to interest income over time with no offsetting impact to non-interest income. The amount of the Valley Bank discount adjustment accreted to interest income in the three months ended March 31, 2015 was $1.1 million, and is included in the impact on net interest income/net interest margin amount in the table included in Note 8 of the Notes to the Consolidated Financial Statements.

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

The provision for loan losses for the three months ended March 31, 2015, decreased $391,000 to $1.3 million when compared with the three months ended March 31, 2014.  At March 31, 2015, the allowance for loan losses was $39.1 million, an increase of $636,000 from December 31, 2014.  Total net charge-offs were $664,000 and $3.5 million for the three months ended March 31, 2015 and 2014, respectively.  Two relationships made up $488,000 of the net charge-off total for the three months ended March 31, 2015.  The decrease in net charge-offs in the three months ended March 31, 2015, was consistent with our expectations, as indicated in previous filings.  General market conditions, and more specifically, real estate absorption rates and unique circumstances related to individual borrowers and projects also contributed to the level of provisions and charge-offs.  As properties were categorized as potential problem loans, non-performing loans or foreclosed assets, evaluations were made of the values of these assets with corresponding charge-offs as appropriate.

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

The Bank's allowance for loan losses as a percentage of total loans, excluding loans covered by the FDIC loss sharing agreements, was 1.31% and 1.34% at March 31, 2015 and December 31, 2014, respectively. Management considers the allowance for loan losses adequate to cover losses inherent in the Company's loan portfolio at March 31, 2015, based on recent reviews of the Company's loan portfolio and current economic conditions. If economic conditions were to deteriorate or management's assessment of the loan portfolio were to change, it is possible that additional loan loss provisions would be required, thereby adversely affecting future results of operations and financial condition.

Non-performing Assets

Former TeamBank, Vantus Bank, Sun Security Bank and InterBank non-performing assets, including foreclosed assets, are not included in the totals or in the discussion of non-performing loans, potential problem loans and foreclosed assets below as they are, or were, subject to loss sharing agreements with the FDIC, which cover at least 80% of principal losses that may be incurred in these portfolios for the applicable terms under the agreements.  At March 31, 2015, there were no material non-performing assets that were previously covered, and are now not covered, under the TeamBank or Vantus Bank non-single-family loss sharing agreements.  In addition, FDIC-supported TeamBank, Vantus Bank, Sun Security Bank and InterBank assets were initially recorded at their estimated fair values as of their acquisition dates of March 20, 2009, September 4, 2009, October 7, 2011 and April 27, 2012, respectively.  The overall performance of the FDIC-covered loan pools acquired in 2009, 2011 and 2012 has been better than original expectations as of the acquisition dates.  Former Valley Bank loans are also excluded from the totals and the discussion of non-performing loans, potential problem loans and foreclosed assets below, although they are not covered by a loss sharing agreement.  Former Valley Bank loans are accounted for in pools and were recorded at their fair value at the time of the acquisition as of June 20, 2014; therefore, these loan pools are analyzed rather than the individual loans.

The loss sharing agreement for the non-single-family portion of the loans acquired in the TeamBank transaction ended on March 31, 2014. Any additional losses in that non-single-family portfolio will not be eligible for loss sharing coverage. At this time, the Company does not expect any material losses in this non-single-family loan portfolio, which totaled $24.8 million, net of discounts, at March 31, 2015.
The loss sharing agreement for the non-single-family portion of the loans acquired in the Vantus Bank transaction ended on September 30, 2014. Any additional losses in that non-single-family portfolio will not be eligible for loss sharing coverage. At this time, the Company does not expect any material losses in this non-single-family loan portfolio, which totaled $21.9 million, net of discounts, at March 31, 2015.
As a result of changes in balances and composition of the loan portfolio, changes in economic and market conditions that occur from time to time, and other factors specific to a borrower's circumstances, the level of non-performing assets will fluctuate.  Non-performing assets, excluding FDIC-covered non-performing assets and other FDIC-assisted  acquired assets, at March 31, 2015, were $42.4 million, a decrease of $1.3 million from $43.7 million at December 31, 2014.  Non-performing assets, excluding FDIC-covered non-performing assets and other FDIC-assisted  acquired assets, as a percentage of total assets, were 1.04% at March 31, 2015, compared to 1.11% at December 31, 2014 and 1.48% at March 31, 2014.
Compared to December 31, 2014, non-performing loans decreased $2.0 million to $6.1 million and foreclosed assets increased $802,000 to $36.3 million.  Non-performing commercial real estate loans comprised $3.1 million, or 51.6%, of total $6.1 million of non-performing loans at March 31, 2015, a decrease of $1.6 million from December 31, 2014.  Non-performing one-to four-family residential loans comprised $1.5 million, or 24.1%, of the total non-performing loans at March 31, 2015, a decrease of $145,000 from December 31, 2014.  Non-performing consumer loans decreased $3,000 in the three months ended March 31, 2015, and were $1.1 million, or 18.3%, of total non-performing loans at March 31, 2015.

Non-performing Loans.  Activity in the non-performing loans category during the three months ended March 31, 2015 was as follows:

	Beginning Balance, January 1	Additions to Non- Performing	Removed from Non- Performing	Transfers to Potential Problem Loans	Transfers to Foreclosed Assets	Charge- Offs	Payments	Ending Balance, March 31
	(In Thousands)
One- to four-family construction	$—	$—	$—	$—	$—	$—	$—	$—
Subdivision construction	—	109	—	—	—	(53)	—	56
Land development	255	—	—	(50)	—	(197)	(8)	—
Commercial construction	—	—	—	—	—	—	—	—
One- to four-family residential	1,610	373	(245)	—	(123)	(8)	(141)	1,466
Other residential	—	—	—	—	—	—	—	—
Commercial real estate	4,699	665	(187)	—	(2,032)	(2)	(9)	3,134
Commercial business	466	150	—	(28)	—	(224)	(59)	305
Consumer	1,117	348	(97)	—	(63)	(67)	(124)	1,114

Total	$8,147	$1,645	$(529)	$(78)	$(2,218)	$(551)	$(341)	$6,075

At March 31, 2015, the non-performing commercial real estate category included eight loans, two of which were added during the current quarter, with one being transferred from potential problem loans.  The largest relationship in this category, which was added in a previous period, totaled $1.9 million, or 61.3%, of the total category, and is collateralized by a theater property in Branson, Mo.  One property in this category totaling $2.0 million was transferred to foreclosed assets during the quarter ended March 31, 2015.  The non-performing one- to four-family residential category included 25 loans, six of which were added during the current quarter.  There were nine properties in the one-to four-family category which were removed from non-performing during the quarter.  The non-performing consumer category included 69 loans, 25 of which were added during the quarter.  The non-performing commercial business category included six loans, two of which were added during the quarter.

Potential Problem Loans.  Compared to December 31, 2014, potential problem loans decreased $1.5 million, or 5.7%. This decrease was due to $1.3 million in payments from customers, $602,000 in loans transferred to the non-performing category, and $297,000 in loans being removed from potential problem loans due to improvements in the credits, partially offset by the addition of $748,000 of loans to potential problem loans.  Potential problem loans are loans which management has identified through routine internal review procedures as having possible credit problems that may cause the borrowers difficulty in complying with the current repayment terms.  These loans are not reflected in non-performing assets, but are considered in determining the adequacy of the allowance for loan losses.  Activity in the potential problem loans category during the three months ended March 31, 2015, was as follows:

	Beginning Balance, January 1	Additions to Potential Problem	Removed from Potential Problem	Transfers to Non- Performing	Transfers to Foreclosed Assets	Charge- Offs	Payments	Ending Balance, March 31
	(In Thousands)
One- to four-family construction	$1,312	$49	$—	$—	$—	$—	$(508)	$853
Subdivision construction	4,252	404	—	(109)	—	—	(404)	4,143
Land development	5,857	—	—	—	—	—	—	5,857
Commercial construction	—	—	—	—	—	—	—	—
One- to four-family residential	1,906	172	(117)	—	—	—	(18)	1,943
Other residential	1,956	—	—	—	—	—	—	1,956
Commercial real estate	8,043	—	—	(472)	—	—	(52)	7,519
Commercial business	1,435	123	(180)	(21)	—	—	(287)	1,070
Consumer	214	—	—	—	—	—	(10)	204

Total	$24,975	$748	$(297)	$(602)	$—	$—	$(1,279)	$23,545

At March 31, 2015, the commercial real estate category of potential problem loans included seven loans, all of which were added during previous periods.  The largest relationship in this category had a balance of $4.9 million, or 64.2% of the total category.  The relationship is collateralized by properties located near Branson, Mo.  The land development category of potential problem loans included three loans, all of which were added during previous periods.  The largest relationship in this category totaled $3.8 million, or 65.6% of the total category, and is collateralized by property in the Branson, Mo., area.  The subdivision construction category of potential problem loans included eight loans, one of which was added during the current quarter.  The largest relationship in this category, which is made up of four loans, had a balance totaling $3.5 million, or 85.1% of the total category, and is collateralized by property in southwest Missouri.  The other residential category of potential problem loans included one loan which was added in a previous period, and is collateralized by properties located in the Branson, Mo., area.  The one- to four-family residential category of potential problem loans included 24 loans, two of which were added during the current quarter.  The commercial business category of potential problem loans included seven loans, three of which were added in the current quarter.  The largest relationship in this category had a balance of $660,000, or 61.7% of the total category, and is collateralized primarily by automobiles.  The one-to four-family construction category of potential problem loans included three loans, all of which were to the same borrower, and all of which were added during the previous year.  These loans were collateralized by property in southwest Missouri and were all originated prior to 2008.  These loans are part of the same borrower relationship as the $3.5 million relationship in the subdivision construction category discussed above.

Foreclosed Assets.  Of the total $46.2 million of other real estate owned at March 31, 2015, $5.1 million represents the fair value of foreclosed assets covered by FDIC loss sharing agreements, $879,000 represents the fair value of foreclosed assets previously covered by FDIC loss sharing agreements, $868,000 represents the fair value of foreclosed assets acquired from Valley Bank and not covered by loss sharing agreements, $37,000 represents the fair value of other assets related to acquired loans, and $3.0 million represents properties which were not acquired through foreclosure. The loss share covered and non-covered foreclosed and other assets acquired in the FDIC-assisted transactions and the properties not acquired through foreclosure are not included in the following table and discussion of foreclosed assets.  Because additions of foreclosed properties exceeded sales, total foreclosed assets increased.  Activity in foreclosed assets during the three months ended March 31, 2015, was as follows:

	Beginning Balance, January 1	Additions	Sales	Capitalized Costs	Write- Downs	Ending Balance, March 31
	(In Thousands)
One- to four-family construction	$223	$—	$(103)	$—	$—	$120
Subdivision construction	9,857	—	(78)	—	—	9,779
Land development	17,168	—	(306)	—	—	16,862
Commercial construction	—	—	—	—	—	—
One- to four-family residential	3,353	123	(1,071)	—	—	2,405
Other residential	2,625	—	—	8	—	2,633
Commercial real estate	1,632	2,032	—	—	—	3,664
Commercial business	59	—	(11)	—	—	48
Consumer	624	1,238	(1,030)	—	—	832

Total	$35,541	$3,393	$(2,599)	$8	$—	$36,343

At March 31, 2015, the land development category of foreclosed assets included 32 properties, the largest of which was located in northwest Arkansas and had a balance of $2.3 million, or 13.6% of the total category.  Of the total dollar amount in the land development category of foreclosed assets, 40.3% and 35.4% was located in northwest Arkansas and in the Branson, Mo., area, respectively, including the largest property previously mentioned.  The subdivision construction category of foreclosed assets included 30 properties, the largest of which was located in the St. Louis, Mo. metropolitan area and had a balance of $1.7 million, or 17.5% of the total category.  Of the total dollar amount in the subdivision construction category of foreclosed assets, 18.4% and 12.6% is located in Branson, Mo. and Springfield, Mo., respectively.  The commercial real estate category of foreclosed assets included eight properties, the largest of which was located in southeast Missouri and was added during the current quarter.  That property totaled $2.0 million, or 55.4% of the total category.  The other residential category of foreclosed assets included 12 properties, 10 of which were part of the same condominium community, which was located in Branson, Mo. and had a balance of $1.8 million, or 68.1% of the total category.  Of the total dollar amount in the other residential category of foreclosed assets, 86.7% was located in the Branson, Mo., area, including the largest properties previously mentioned.  The one-to four-family residential category of foreclosed assets included 16 properties, of which the largest relationship, with six properties in the Branson, Missouri area, had a balance of $936,000, or 38.9% of the total category.  Of the total dollar amount in the one-to four-family category of foreclosed assets, 57.9% is located in Branson, Mo.

Non-interest Income

For the three months ended March 31, 2015, non-interest income decreased $980,000 to $(56,000) when compared to the three months ended March 31, 2014, primarily as a result of the following increases and decreases:

Other Income:  Other income decreased $1.3 million compared to the prior year quarter.  The decrease was primarily due to non-recurring debit card-related income of $1.0 million recognized during the 2014 quarter, with no comparable income during the current year period.

Amortization of income related to business acquisitions:  The net amortization expense related to business acquisitions was $6.9 million for the quarter ended March 31, 2015, compared to $6.4 million for the quarter ended March 31, 2014.  The amortization expense for the quarter ended March 31, 2015, consisted of the following items:  $6.2 million of amortization expense related to the changes in cash flows expected to be collected from the FDIC-covered loan portfolios and $486,000 of amortization of the clawback liability.  In addition, the Company collected amounts on various problem assets acquired from the FDIC totaling $891,000. Under the loss sharing agreements, 80% of these collected amounts must be remitted to the FDIC; therefore, the Company recorded a liability and related expense of $713,000. Partially offsetting the expense was income from the accretion of the discount related to the indemnification assets for the Sun Security Bank and InterBank acquisitions of $496,000.

Gains on sales of single-family loans: Gains on sales of single-family loans increased $391,000 compared to the prior year quarter.  This increase was due to an increase in originations of fixed-rate loans in the 2015 period.  Fixed rate single-family loans originated are subsequently sold in the secondary market.

Service charges and ATM fees:  Service charges and ATM fees increased $476,000 compared to the prior year quarter, primarily due to an increase in fee income from the additional accounts acquired in the Valley Bank transaction in June 2014.

Non-interest Expense

For the three months ended March 31, 2015, non-interest expense increased $1.3 million to $27.2 million when compared to the three months ended March 31, 2014, primarily as a result of the following items:

Expenses related to operations of former Valley Bank:  The Company incurred approximately $1.3 million of additional non-interest expenses during the quarter ended March 31, 2015, related to the operations of former Valley Bank banking centers and related banking activities, acquired through the FDIC in June 2014.  Those expenses included approximately $470,000 of compensation expense, approximately $346,000 of net occupancy expense, approximately $182,000 of computer and equipment expense, and $38,000 of legal and professional fees and various other expenses.

Partially offsetting the increase in non-interest expense was a decrease in the following items:

Expense on foreclosed assets:  Expense on foreclosed assets decreased $465,000 compared to the prior year period primarily due to write-downs on foreclosed assets during the 2014 period.  There were no comparable write-downs during the current year period.

Legal, audit and other professional fees:  Legal, audit and other professional fees decreased $310,000 compared to the prior period, primarily due to reduced costs for collections related to foreclosed assets and problem loans.

The Company's efficiency ratio for the three months ended March 31, 2015, was 61.82% compared to 66.58% for the same quarter in 2014.  The improvement in the ratio in the 2015 period was primarily due to the increase in net interest income, which is discussed above, partially offset by the increase in non-interest expense and the decrease in non-interest income.  The Company's ratio of non-interest expense to average assets decreased from 2.83% for the three months ended March 31, 2014 to 2.67% for the three months ended March 31, 2015.  The decrease in the current three month period ratio was primarily due to the increase in average assets in the 2015 period compared to the 2014 period.  Average assets for the three months ended March 31, 2015, increased $410.2 million, or 11.2%, from the three months ended March 31, 2014, primarily due to the Valley acquisition in June 2014, and organic loan growth, partially offset by decreases in investment securities and FDIC indemnification assets.

Provision for Income Taxes

For the three months ended March 31, 2015 and 2014, the Company's effective tax rate was 25.0% and 22.0%, respectively, which was lower than the statutory federal tax rate of 35%, due primarily to the effects of certain investment tax credits utilized and to tax-exempt investments and tax-exempt loans which reduced the Company's effective tax rate.  In future periods, the Company expects its effective tax rate typically will be 22-25% of pre-tax net income, assuming it continues to maintain or increase its use of investment tax credits. The Company's effective tax rate may fluctuate as it is impacted by the level and timing of the Company's utilization of tax credits and the level of tax-exempt investments and loans and the overall level of pretax income.

Average Balances, Interest Rates and Yields

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. Average balances of loans receivable include the average balances of non-accrual loans for each period. Interest income on loans includes interest received on non-accrual loans on a cash basis.  Interest income on loans includes the amortization of net loan fees which were deferred in accordance with accounting standards.  Fees included in interest income were $953,000 and $601,000 for the three months ended March 31, 2015 and 2014, respectively.  Tax-exempt income was not calculated on a tax equivalent basis. The table does not reflect any effect of income taxes.

	March 31, 2015(2)	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
		(Dollars in thousands)
Interest-earning assets:
Loans receivable: (1)
One- to four-family residential	4.53%	$462,704	$9,910	8.69%	$439,624	$9,121	8.41%
Other residential	4.52	425,960	5,629	5.36	355,880	5,318	6.06
Commercial real estate	4.37	1,035,289	12,677	4.97	870,384	11,880	5.54
Construction	3.86	319,136	3,736	4.75	211,075	2,605	5.01
Commercial business	4.59	324,153	5,235	6.55	271,038	3,583	5.36
Other loans	5.09	527,245	8,156	6.27	329,438	6,163	7.59
Industrial revenue bonds	5.23	44,079	606	5.58	45,900	638	5.63

Total loans receivable	4.64	3,138,566	45,949	5.94	2,523,339	39,308	6.32

Investment securities(1)	2.74	370,311	1,883	2.06	558,725	2,906	2.11
Other interest-earning assets	0.11	207,043	74	0.15	219,712	80	0.15

Total interest-earning assets	4.24	3,715,920	47,906	5.23	3,301,776	42,294	5.19
Non-interest-earning assets:
Cash and cash equivalents		103,964			92,331
Other non-earning assets		254,288			269,901
Total assets		$4,074,172			$3,664,008

Interest-bearing liabilities:
Interest-bearing demand and savings	0.20	$1,432,061	722	0.20	$1,379,002	768	0.23
Time deposits	0.81	1,189,403	2,440	0.83	977,239	1,892	0.79
Total deposits	0.48	2,621,464	3,162	0.49	2,356,241	2,660	0.46
Short-term borrowings and structured repurchase agreements	0.02	224,708	21	0.04	209,252	557	1.08
Subordinated debentures issued to capital trusts	1.82	30,929	151	1.98	30,929	136	1.79
FHLB advances	1.68	207,784	447	0.87	126,458	975	3.13

Total interest-bearing liabilities	0.49	3,084,885	3,781	0.50	2,722,880	4,328	0.64
Non-interest-bearing liabilities:
Demand deposits		537,651			530,288
Other liabilities		24,642			22,091
Total liabilities		3,647,178			3,275,259
Stockholders' equity		426,994			388,749
Total liabilities and stockholders' equity		$4,074,172			$3,664,008

Net interest income:
Interest rate spread	3.75%		$44,125	4.73%		$37,966	4.55%
Net interest margin*				4.82%			4.66%
Average interest-earning assets to average interest-bearing liabilities		120.5%			121.3%

_____________________
*	Defined as the Company's net interest income divided by total interest-earning assets.

(1)
Of the total average balances of investment securities, average tax-exempt investment securities were $83.8 million and $89.2 million for the three months ended March 31, 2015 and 2014, respectively. In addition, average tax-exempt loans and industrial revenue bonds were $37.0 million and $38.1 million for the three months ended March 31, 2015 and 2014, respectively. Interest income on tax-exempt assets included in this table was $1.3 million and $1.2 million for the three months ended March 31, 2015 and 2014, respectively. Interest income net of disallowed interest expense related to tax-exempt assets was $1.3 million and $1.2 million for the three months ended March 31, 2015 and 2014, respectively.

(2)
The yield/rate on loans at March 31, 2015 does not include the impact of the accretable yield (income) on loans acquired in the FDIC-assisted transactions.  See "Net Interest Income" for a discussion of the effect on results of operations for the three months ended March 31, 2015.

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

	Three Months Ended March 31,
	2015 vs. 2014
	Increase (Decrease) Due to

			Total Increase (Decrease)
	Rate	Volume
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$(2,480)	$9,121	$6,641
Investment securities	(64)	(959)	(1,023)
Other interest-earning assets	1	(7)	(6)
Total interest-earning assets	(2,543)	8,155	5,612
Interest-bearing liabilities:
Demand deposits	(75)	29	(46)
Time deposits	118	430	548
Total deposits	43	459	502
Short-term borrowings and structured repo	(574)	38	(536)
Subordinated debentures issued to capital trust	15	—	15
FHLBank advances	(942)	414	(528)
Total interest-bearing liabilities	(1,458)	911	(547)
Net interest income	$(1,085)	$7,244	$6,159

Liquidity

Liquidity is a measure of the Company's ability to generate sufficient cash to meet present and future financial obligations in a timely manner through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. These obligations include the credit needs of customers, funding deposit withdrawals, and the day-to-day operations of the Company. Liquid assets include cash, interest-bearing deposits with financial institutions and certain investment securities and loans. The Company manages its ability to generate liquidity primarily through liability funding in such a way that it believes it maintains overall liquidity sufficient to satisfy its depositors' withdrawal demands and meet its borrowers' credit needs. At March 31, 2015, the Company had commitments of approximately $165.0 million to fund loan originations, $505.1 million of unused lines of credit and unadvanced loans, and $27.6 million of outstanding letters of credit.

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

At March 31, 2015, the Company had these available secured lines and on-balance sheet liquidity:

Federal Home Loan Bank line	$648.1 million
Federal Reserve Bank line	$588.9 million
Cash and cash equivalents	$278.1 million
Unpledged securities	$64.0 million

Statements of Cash Flows. During both the three months ended March 31, 2015 and 2014, the Company had positive cash flows from operating activities and financing activities.  Cash flows from investing activities were negative for the three months ended March 31, 2015 and were positive for the three months ended March 31, 2014.

Cash flows from operating activities for the periods covered by the Statements of Cash Flows have been primarily related to changes in accrued and deferred assets, credits and other liabilities, the provision for loan losses, depreciation, impairments of investment securities, gains on sales of investment securities and the amortization of deferred loan origination fees and discounts (premiums) on loans and investments, all of which are non-cash or non-operating adjustments to operating cash flows. Net income adjusted for non-cash and non-operating items and the origination and sale of loans held for sale were the primary source of cash flows from operating activities. Operating activities provided cash flows of $14.5 million and $24.5 million during the three months ended March 31, 2015 and 2014, respectively.

During the three months ended March 31, 2015 and 2014, respectively, investing activities used cash of $51.7 million and provided cash of $38.1 million, primarily due to the net increase in loans for each of the three-month periods and the repayment and sale of investment securities.  The primary difference was, in the 2014 period, the Company received cash of $80.0 million in connection with to the Boulevard Bank transaction.

Changes in cash flows from financing activities during the periods covered by the Statements of Cash Flows are due to changes in deposits after interest credited, changes in FHLBank advances, changes in short-term borrowings, and changes in structured repurchase agreements, as well as dividend payments to stockholders.  Financing activities provided cash of $96.6 million and $107.8 million during the three months ended March 31, 2015 and 2014, respectively. Financing activities in the future are expected to primarily include changes in deposits, changes in FHLBank advances, changes in short-term borrowings and dividend payments to stockholders.

Capital Resources

Management continuously reviews the capital position of the Company and the Bank to ensure compliance with minimum regulatory requirements, as well as to explore ways to increase capital either by retained earnings or other means.

At March 31, 2015, the Company's total stockholders' equity was $428.9 million, or 10.5% of total assets. At March 31, 2015, common stockholders' equity was $370.9 million, or 9.1% of total assets, equivalent to a book value of $26.93 per common share. Total stockholders' equity at December 31, 2014, was $419.7 million, or 10.6% of total assets. At December 31, 2014, common stockholders' equity was $361.8 million, or 9.2% of total assets, equivalent to a book value of $26.30 per common share.

At March 31, 2015, the Company's tangible common equity to total assets ratio was 8.9%, compared to 9.0% at December 31, 2014. The Company's tangible common equity to total risk-weighted assets ratio was 11.1% at March 31, 2015, compared to 10.9% at December 31, 2014.

Banks are required to maintain minimum risk-based capital ratios. These ratios compare capital, as defined by the risk-based regulations, to assets adjusted for their relative risk as defined by the regulations. Under current guidelines, which became effective January 1, 2015, banks must have a minimum common equity Tier 1 capital ratio of 4.50% (new requirement), a minimum Tier 1 risk-based capital ratio of 6.00% (increased from 4.00%), a minimum total risk-based capital ratio of 8.00%, and a minimum Tier 1 leverage ratio of 4.00%. To be considered "well capitalized," banks must have a minimum common equity Tier 1 capital ratio of 6.50% (new requirement), a minimum Tier 1 risk-based capital ratio of 8.00% (increased from 6.00%), a minimum total risk-based capital ratio of 10.00%, and a minimum Tier 1 leverage ratio of 5.00%. On March 31, 2015, the Bank's common equity Tier 1 capital ratio was 11.5%, its Tier 1 risk-based capital ratio was 11.5%, its total risk-based capital ratio was 12.7% and its Tier 1 leverage ratio was 9.3%. As a result, as of March 31, 2015, the Bank was well capitalized, with capital ratios in excess of those required to qualify as such.

The Federal Reserve Board has established capital regulations for bank holding companies that generally parallel the capital regulations for banks. On March 31, 2015, the Company's common equity Tier 1 capital ratio was 11.0%, its Tier 1 risk-based capital ratio was 13.6%, its total risk-based capital ratio was 14.8% and its Tier 1 leverage ratio was 11.0%. To be considered well capitalized, a bank holding company must have a Tier 1 risk-based capital ratio of at least 6.00% and a total risk-based capital ratio of at least 10.00%.  As of March 31, 2015, the Company was considered well capitalized, with capital ratios in excess of those required to qualify as such.

In addition to the minimum common equity Tier 1 capital ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio, the Company and the Bank will have to maintain a capital conservation buffer consisting of additional common equity Tier 1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses.  The new capital conservation buffer requirement is to be phased in beginning on January 1, 2016 when a buffer greater than 0.625% of risk-weighted assets will be required, which amount will increase each year until the buffer requirement of greater than 2.5% of risk-weighted assets is fully implemented on January 1, 2019.

For additional information, see "Item 1. Business—Government Supervision and Regulation-Capital-New Capital Rules" in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

On August 18, 2011, the Company entered into a Small Business Lending Fund-Securities Purchase Agreement ("Purchase Agreement") with the Secretary of the Treasury, pursuant to which the Company sold 57,943 shares of the Company's Senior Non-Cumulative Perpetual Preferred Stock, Series A (the "SBLF Preferred Stock"), to the Secretary of the Treasury for a purchase price of $57,943,000.  The SBLF Preferred Stock was issued pursuant to Treasury's SBLF program, a $30 billion fund established under the Small Business Jobs Act of 2010 that was created to encourage lending to small businesses by providing Tier 1 capital to qualified community banks and holding companies with assets of less than $10 billion.  As required by the Purchase Agreement, the proceeds from the sale of the SBLF Preferred Stock were used to redeem the 58,000 shares of preferred stock, previously issued to the Treasury pursuant to the TARP Capital Purchase Program (the "CPP"), at a redemption price of $58.0 million plus the accrued dividends owed on the preferred shares.

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

The SBLF Preferred Stock may be redeemed at any time at the Company's option, at a redemption price of 100% of the liquidation amount plus accrued but unpaid dividends to the date of redemption for the current period, subject to the approval of its federal banking regulator.  Our Bank earnings have afforded us the ability to distribute cash in the form of dividends to the holding company such that we now have enough cash there to fully repay the SBLF funds.  The dividend rate on any unpaid balance will increase from 1% to 9% on February 18, 2016.  We currently anticipate repaying the SBLF funds prior to that date.

Dividends. During the three months ended March 31, 2015, the Company declared a common stock cash dividend of $0.20 per share, or 24% of net income per diluted common share for that three month period, and paid a common stock cash dividend of $0.20 per share (which was declared in December 2014).  During the three months ended March 31, 2014, the Company declared a common stock cash dividend of $0.20 per share, or 32% of net income per diluted common share for that three month period, and paid a common stock cash dividend of $0.18 per share (which was declared in December 2013).  The Board of Directors meets regularly to consider the level and the timing of dividend payments.  The $0.20 per share dividend declared but unpaid as of March 31, 2015, was paid to stockholders in April 2015.  In addition, the Company paid preferred dividends as described below.

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

Under the terms of the SBLF Preferred Stock, the Company may only declare and pay a dividend on the common stock or other stock junior to the SBLF Preferred Stock, or repurchase shares of any such class or series of stock, if, after payment of such dividend, or after giving effect to such repurchase, (i) the dollar amount of the Company's Tier 1 Capital would be at least equal to the "Tier 1 Dividend Threshold" and (ii) full dividends on all outstanding shares of SBLF Preferred Stock for the most recently completed dividend period have been or are contemporaneously declared and paid.  As of March 31, 2015, we satisfied this condition.

The "Tier 1 Dividend Threshold" means 90% of $272.7 million, which was the Company's consolidated Tier 1 capital as of September 30, 2011, less the $58 million in TARP preferred stock then-outstanding and repaid on August 18, 2011, plus the $58 million in SBLF Preferred Stock issued and minus the net loan charge-offs by the Bank since August 18, 2011.  The Tier 1 Dividend Threshold is subject to reduction, beginning on the first day of the eleventh dividend period following the date of issuance of the SBLF Preferred Stock, by $5.8 million (ten percent of the aggregate liquidation amount of the SBLF Preferred Stock initially issued, without regard to any subsequent partial redemptions) for each one percent increase in qualified small business lending from the adjusted baseline level under the terms of the SBLF preferred stock (i.e., $249.7 million) to the ninth dividend period.

Common Stock Repurchases and Issuances. The Company has been in various buy-back programs since May 1990. Our ability to repurchase common stock  is currently limited, but allowed, under the terms of the SBLF preferred stock as noted above, under "-Dividends" and was previously generally precluded due to our participation in the CPP beginning in December 2008.  During the three months ended March 31, 2015 and 2014, respectively, the Company did not repurchase any shares of its common stock.  During the three months ended March 31, 2015, the Company issued 18,770 shares of stock at an average price of $22.80 per share to cover stock option exercises.  During the three months ended March 31, 2014, the Company issued 17,886 shares of stock at an average price of $19.43 per share to cover stock option exercises.

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

The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained despite fluctuations in prevailing interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time. The difference, or the interest rate repricing "gap," provides an indication of the extent to which an institution's interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities repricing during the same period, and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets during the same period. Generally, during a period of rising interest rates, a negative gap within shorter repricing periods would adversely affect net interest income, while a positive gap within shorter repricing periods would result in an increase in net interest income. During a period of falling interest rates, the opposite would be true. As of March 31, 2015, Great Southern's internal interest rate risk models indicate that, generally, rising interest rates are expected to have a positive impact on the Company's net interest income, while declining interest rates would have a negative impact on net interest income. We model various interest rate scenarios for rising and falling rates, including both parallel and non-parallel shifts in rates. The results of our modeling indicate that net interest income is not likely to be materially affected either positively or negatively in the first twelve months following a rate change, regardless of any changes in interest rates, because our portfolios are relatively well matched in a twelve-month horizon. The effects of interest rate changes, if any, are expected to be more impacting to net interest income in the 12 to 36 months following a rate change. In June 2014, $130 million of fixed rate borrowings were repaid. Excess liquidity and proceeds from the sale of certain investment securities were used to fund these repayments. The results of our net interest income modeling were not materially affected by these transactions. As the Federal Funds rate is now very low, the Company's interest rate floors have been reached on most of its "prime rate" loans.

As discussed under "General-Net Interest Income and Interest Rate Risk Management," at March 31, 2015 and December 31, 2014, there were $511 million and $484 million, respectively, of adjustable rate loans which were tied to a prime rate of interest which had interest rate floors. In addition, Great Southern has elected to leave its "Great Southern Prime Rate" at 5.00% for those loans that are indexed to "Great Southern Prime" rather than a national prime rate of interest. Included in those prime-based loans at March 31, 2015 and December 31, 2014, there were $177 million and $200 million, respectively, of loans indexed to "Great Southern Prime." While these interest rate floors and, to a lesser extent, the utilization of the "Great Southern Prime" rate have helped keep the rate on our loan portfolio higher in this very low interest rate environment, they will also reduce the positive effect to our loan rates when market interest rates, specifically the "prime rate," begin to increase. The interest rate on these loans will not increase until the loan floors are reached. Also, a significant portion of our retail certificates of deposit mature in the next twelve months and we expect that they will be replaced with new certificates of deposit at similar interest rates to those that are maturing.

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

For further information on derivatives and hedging activities, see Note 14 of the Notes to Consolidated Financial Statements contained in this report.

ITEM 4. CONTROLS AND PROCEDURES

We maintain a system of disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) that is designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate. An evaluation of our disclosure controls and procedures was carried out as of March 31, 2015, under the supervision and with the participation of our principal executive officer, principal financial officer and several other members of our senior management. Our principal executive officer and principal financial officer concluded that, as of March 31, 2015, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the principal executive officer and principal financial officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There were no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) under the Act) that occurred during the quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 15, 2006, the Company's Board of Directors authorized management to repurchase up to 700,000 shares of the Company's outstanding common stock, under a program of open market purchases or privately negotiated transactions. The plan does not have an expiration date.  From the date we issued our CPP Preferred Stock (December 5, 2008) until the date we redeemed it in connection with our issuance of the SBLF Preferred Stock (August 18, 2011), we were generally precluded from purchasing shares of the Company's stock without the Treasury's consent.  Our participation in the SBLF program does not preclude us from purchasing shares of the Company's stock, provided that after giving effect to such purchase, (i) the dollar amount of the Company's Tier 1 capital would be at least equal to the "Tier 1 Dividend Threshold" under the terms of the SBLF Preferred Stock and (ii) full dividends on all outstanding shares of SBLF Preferred Stock for the most recently completed dividend period have been or are contemporaneously declared and paid, as described under "Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources."

On April 21, 2014, Great Southern reiterated that it will consider repurchasing its shares of common stock, from time to time in the open market or through privately negotiated transactions, pursuant to its existing repurchase plan.

As indicated below, no shares were purchased during the three months ended March 31, 2015.

	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan(1)

January 1, 2015 – January 31, 2015	—	$—	—	378,562
February 1, 2015 – February 28, 2015	—	—	—	378,562
March 1, 2015 – March 31, 2015	—	—	—	378,562
	—	$—	—

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

Great Southern Bancorp, Inc.
Registrant
Date: May 8, 2015	/s/ Joseph W. Turner
Joseph W. Turner President and Chief Executive Officer (Principal Executive Officer)
Date: May 8, 2015	/s/ Rex A. Copeland
Rex A. Copeland Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

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

A description of the current salary and bonus arrangements for 2015 for the Registrant's named executive officers previously filed with the Commission as Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2014 is incorporated herein by reference as Exhibit 10.7.

A description of the current fee arrangements for the Registrant's directors previously filed with the Commission as Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2014 is incorporated herein by reference as Exhibit 10.8.

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

None.

(101)
Attached as Exhibit 101 are the following financial statements from the Great Southern Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated statements of financial condition, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows and (v) notes to consolidated financial statements.