Form 10-Q
period 2015-06-30
GREAT SOUTHERN BANCORP INC
filed 2015-08-07
CIK 854560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES ACT OF 1934

For the Quarterly Period Ended June 30, 2015

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
Yes /  /   No /X/

The number of shares outstanding of each of the registrant's classes of common stock: 13,853,811 shares of common stock, par value $.01, outstanding at August 6, 2015.

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except number of shares)

	JUNE 30,	DECEMBER 31,
	2015	2014
	(Unaudited)
ASSETS
Cash	$111,729	$109,052
Interest-bearing deposits in other financial institutions	157,499	109,595
Cash and cash equivalents	269,228	218,647
Available-for-sale securities	326,389	365,506
Held-to-maturity securities (fair value $390 – June 2015;
$499 - December 2014)	353	450
Mortgage loans held for sale	16,567	14,579
Loans receivable, net of allowance for loan losses of
$39,698 – June 2015; $38,435 - December 2014	3,202,377	3,038,848
FDIC indemnification asset	32,177	44,334
Interest receivable	11,306	11,219
Prepaid expenses and other assets	59,127	60,452
Other real estate owned, net	39,997	45,838
Premises and equipment, net	127,627	124,841
Goodwill and other intangible assets	6,633	7,508
Investment in Federal Home Loan Bank stock	12,605	16,893
Current and deferred income taxes	6,784	2,219
Total Assets	$4,111,170	$3,951,334

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$3,196,318	$2,990,840
Federal Home Loan Bank advances	193,594	271,641
Securities sold under reverse repurchase agreements with customers	216,100	168,993
Short-term borrowings	1,308	42,451
Subordinated debentures issued to capital trusts	30,929	30,929
Accrued interest payable	1,076	1,067
Advances from borrowers for taxes and insurance	7,265	4,929
Accounts payable and accrued expenses	27,000	20,739
Total Liabilities	3,673,590	3,531,589
Stockholders' Equity:
Capital stock
Serial preferred stock – $.01 par value; authorized 1,000,000 shares; issued and outstanding June 2015 and December 2014 - 57,943 shares, $1,000 liquidation amount	57,943	57,943
Common stock, $.01 par value; authorized 20,000,000 shares; issued and outstanding June 2015 – 13,801,109 shares;
December 2014 - 13,754,806 shares	138	138
Additional paid-in capital	23,167	22,345
Retained earnings	350,467	332,283
Accumulated other comprehensive income	5,865	7,036
Total Stockholders' Equity	437,580	419,745
Total Liabilities and Stockholders' Equity	$4,111,170	$3,951,334

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
	THREE MONTHS ENDED JUNE 30,
	2015	2014
	(Unaudited)
INTEREST INCOME
Loans	$43,947	$41,412
Investment securities and other	1,787	2,972
TOTAL INTEREST INCOME	45,734	44,384
INTEREST EXPENSE
Deposits	3,133	2,752
Federal Home Loan Bank advances	416	1,010
Short-term borrowings and repurchase agreements	16	512
Subordinated debentures issued to capital trusts	160	139
TOTAL INTEREST EXPENSE	3,725	4,413
NET INTEREST INCOME	42,009	39,971
PROVISION FOR LOAN LOSSES	1,300	1,462
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	40,709	38,509

NON-INTEREST INCOME
Commissions	299	344
Service charges and ATM fees	5,026	4,728
Net realized gains on sales of loans	1,059	608
Net realized gains on sales of available-for-sale securities	—	569
Late charges and fees on loans	762	265
Gain (loss) on derivative interest rate products	113	(130)
Initial gain recognized on business acquisition	—	10,805
Amortization of income/expense related to business acquisitions	(5,158)	(7,210)
Other income	1,356	652
TOTAL NON-INTEREST INCOME	3,457	10,631

NON-INTEREST EXPENSE
Salaries and employee benefits	14,606	13,470
Net occupancy and equipment expense	6,115	5,210
Postage	912	844
Insurance	856	953
Advertising	750	438
Office supplies and printing	378	367
Telephone	767	681
Legal, audit and other professional fees	664	908
Expense on foreclosed assets	318	1,342
Partnership tax credit investment amortization	420	427
Other operating expenses	2,163	9,759
TOTAL NON-INTEREST EXPENSE	27,949	34,399

INCOME BEFORE INCOME TAXES	16,217	14,741

PROVISION FOR INCOME TAXES	4,214	3,687

NET INCOME	12,003	11,054

Preferred stock dividends	145	145
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$11,858	$10,909

	THREE MONTHS ENDED JUNE 30,
	2015	2014
BASIC EARNINGS PER COMMON SHARE	$0.86	$0.80
DILUTED EARNINGS PER COMMON SHARE	$0.85	$0.79
DIVIDENDS DECLARED PER COMMON SHARE	$0.22	$0.20

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
	SIX MONTHS ENDED JUNE 30,
	2015	2014
	(Unaudited)
INTEREST INCOME
Loans	$89,896	$80,721
Investment securities and other	3,744	5,958
TOTAL INTEREST INCOME	93,640	86,679
INTEREST EXPENSE
Deposits	6,294	5,413
Federal Home Loan Bank advances	863	1,984
Short-term borrowings and repurchase agreements	37	1,069
Subordinated debentures issued to capital trusts	312	275
TOTAL INTEREST EXPENSE	7,506	8,741
NET INTEREST INCOME	86,134	77,938
PROVISION FOR LOAN LOSSES	2,600	3,154
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	83,534	74,784

NON-INTEREST INCOME
Commissions	580	626
Service charges and ATM fees	9,670	8,896
Net realized gains on sales of loans	1,999	1,157
Net realized gains on sales of available-for-sale securities	—	642
Late charges and fees on loans	1,110	579
Gain (loss) on derivative interest rate products	20	(233)
Initial gain recognized on business acquisition	—	10,805
Amortization of income/expense related to business acquisitions	(12,054)	(13,598)
Other income	2,074	2,681
TOTAL NON-INTEREST INCOME	3,399	11,555

NON-INTEREST EXPENSE
Salaries and employee benefits	29,183	26,487
Net occupancy and equipment expense	12,169	10,614
Postage	1,801	1,637
Insurance	1,835	1,879
Advertising	1,182	1,169
Office supplies and printing	715	657
Telephone	1,532	1,417
Legal, audit and other professional fees	1,287	1,841
Expense on foreclosed assets	703	2,192
Partnership tax credit investment amortization	840	880
Other operating expenses	3,942	11,520
TOTAL NON-INTEREST EXPENSE	55,189	60,293

INCOME BEFORE INCOME TAXES	31,744	26,046

PROVISION FOR INCOME TAXES	8,088	6,174

NET INCOME	23,656	19,872

Preferred stock dividends	290	290
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$23,366	$19,582

	SIX MONTHS ENDED JUNE 30,
	2015	2014
BASIC EARNINGS PER COMMON SHARE	$1.69	$1.43
DILUTED EARNINGS PER COMMON SHARE	$1.67	$1.42
DIVIDENDS DECLARED PER COMMON SHARE	$0.42	$0.40

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	THREE MONTHS ENDED JUNE 30,
	2015	2014
	(Unaudited)
Net Income	$12,003	$11,054

Unrealized appreciation (depreciation) on available-for-sale securities, net
of taxes (credit) of $(329) and $1,145, for 2015 and 2014, respectively	(968)	2,126

Reclassification adjustment for gains included in net income,
net of taxes (credit) of $0 and $(199), for 2015 and 2014, respectively	—	(370)

Change in fair value of cash flow hedge, net of taxes (credit) of $(13)
and $(54), for 2015 and 2014, respectively	(9)	(101)

Comprehensive Income	$11,026	$12,709

	SIX MONTHS ENDED JUNE 30,
	2015	2014
	(Unaudited)
Net Income	$23,656	$19,872

Unrealized appreciation (depreciation) on available-for-sale securities, net
of taxes (credit) of $(381) and $2,678, for 2015 and 2014, respectively	(1,066)	4,973

Reclassification adjustment for gains included in net income,
net of taxes (credit) of $0 and $(225), for 2015 and 2014, respectively	—	(417)

Change in fair value of cash flow hedge, net of taxes (credit) of $(66)
and $(77), for 2015 and 2014, respectively	(105)	(143)

Comprehensive Income	$22,485	$24,285

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	SIX MONTHS ENDED JUNE 30,
	2015	2014
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$23,656	$19,872
Proceeds from sales of loans held for sale	80,302	47,922
Originations of loans held for sale	(83,449)	(49,089)
Items not requiring (providing) cash:
Depreciation	4,596	4,220
Amortization of other assets	1,715	1,525
Compensation expense for stock option grants	263	273
Provision for loan losses	2,600	3,154
Net gains on loan sales	(1,999)	(1,157)
Net gains on sale of available-for-sale investment securities	—	(642)
Net gains on sale of premises and equipment	(631)	(41)
(Gain) loss on sale of foreclosed assets	(489)	790
Initial gain recognized on business acquisition	—	(10,805)
Amortization of deferred income, premiums, discounts
and fair value adjustments	5,473	11,605
(Gain) loss on derivative interest rate products	(20)	233
Deferred income taxes	(6,209)	(371)
Changes in:
Interest receivable	(87)	761
Prepaid expenses and other assets	4,566	(288)
Accounts payable and accrued expenses	5,926	(3,492)
Income taxes refundable/payable	2,093	—
Net cash provided by operating activities	38,306	24,470
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(121,360)	(143,068)
Purchase of loans	(44,194)	(39,926)
Cash received from acquisitions	—	189,437
Cash received from FDIC loss sharing reimbursements	1,490	5,894
Purchase of premises and equipment	(8,655)	(7,170)
Proceeds from sale of premises and equipment	1,904	197
Proceeds from sale of foreclosed assets	11,111	12,362
Capitalized costs on foreclosed assets	(20)	(40)
Proceeds from sales of available-for-sale investment securities	—	41,312
Proceeds from maturing investment securities	110	110
Proceeds from called investment securities	5,143	4,535
Principal reductions on mortgage-backed securities	32,448	53,996
Purchase of available-for-sale securities	(1,410)	(19,914)
Redemption of Federal Home Loan Bank stock	4,288	1,768
Net cash provided by (used in) investing activities	(119,145)	99,493
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in certificates of deposit	167,179	(102,932)
Net increase in checking and savings deposits	38,601	37,138
Proceeds from Federal Home Loan Bank advances	3,316,500	245,000
Repayments of Federal Home Loan Bank advances	(3,394,532)	(277,284)
Net increase in short-term borrowings	5,964	22,165
Repayments of structured repurchase agreements	—	(50,000)
Advances from borrowers for taxes and insurance	2,336	2,677
Dividends paid	(5,796)	(5,490)
Purchase of company stock	—	(481)
Stock options exercised	1,168	545
Net cash provided by (used in) financing activities	131,420	(128,662)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	50,581	(4,699)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	218,647	227,925
CASH AND CASH EQUIVALENTS, END OF PERIOD	$269,228	$223,226
See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Great Southern Bancorp, Inc. (the "Company" or "Great Southern") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The financial statements presented herein reflect all adjustments which are, in the opinion of management, necessary to fairly present the financial condition, results of operations and cash flows of the Company for the periods presented. Those adjustments consist only of normal recurring adjustments. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the full year. The consolidated statement of financial condition of the Company as of December 31, 2014, has been derived from the audited consolidated statement of financial condition of the Company as of that date.   Certain prior period amounts have been reclassified to conform to the current period presentation.  These reclassifications had no effect on net income.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 660): Summary and Amendments that Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs—Contracts with Customers (Subtopic 340-40). The guidance in this Update supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the industry topics of the codification. For public companies, this Update will be effective for interim and annual periods beginning after December 15, 2016 and early application is not permitted for public companies. The Company is currently assessing the impact that this guidance will have on its consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. The guidance in this Update changes the accounting for repurchase-to-maturity transactions and repurchase financing arrangements. It also requires enhanced disclosures about repurchase agreements and similar transactions. The accounting changes in this Update are effective for public companies for the first interim or annual period beginning after December 15, 2014. In addition, for public companies, the disclosure for certain transactions accounted for as a sale is effective for the first interim or annual period beginning on or after December 15, 2014, and the disclosure for transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and interim periods beginning after March 15, 2015. Early application is not permitted for public companies. The adoption of this Update did not have a material effect on the Company's consolidated financial statements.

In May 2015, the FASB issued ASU No. 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities that Calculate Net Asset Value Per Share.  The guidance in this update removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amendments also remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. The new authoritative guidance is effective for interim and annual periods beginning after December 15, 2015 and is not expected to have a material effect on the Company's consolidated financial statements.

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

NOTE 5: EARNINGS PER SHARE
	Three Months Ended June 30,
	2015	2014
	(In Thousands, Except Per Share Data)
Basic:
Average shares outstanding	13,790	13,685
Net income available to common stockholders	$11,858	$10,909
Per common share amount	$0.86	$0.80

Diluted:
Average shares outstanding	13,790	13,685
Net effect of dilutive stock options – based on the treasury
stock method using average market price	189	95
Diluted shares	13,979	13,780
Net income available to common stockholders	$11,858	$10,909
Per common share amount	$0.85	$0.79

	Six Months Ended June 30,
	2015	2014
	(In Thousands, Except Per Share Data)
Basic:
Average shares outstanding	13,790	13,685
Net income available to common stockholders	$23,366	$19,582
Per common share amount	$1.69	$1.43

Diluted:
Average shares outstanding	13,790	13,685
Net effect of dilutive stock options – based on the treasury
stock method using average market price	189	95
Diluted shares	13,979	13,780
Net income available to common stockholders	$23,366	$19,582
Per common share amount	$1.67	$1.42

Options outstanding at June 30, 2015 and 2014, to purchase 12,750 and 182,275 shares of common stock, respectively, were  not included in the computation of diluted earnings per common share for each of the three and six month periods because such options' exercise prices were greater than the average market prices of the common shares for the three and six months ended June 30, 2015 and 2014, respectively.

NOTE 6: INVESTMENT SECURITIES

	June 30, 2015
		Gross	Gross		Tax
	Amortized	Unrealized	Unrealized	Fair	Equivalent
	Cost	Gains	Losses	Value	Yield
	(In Thousands)

AVAILABLE-FOR-SALE SECURITIES:
U.S. government agencies	$20,000	$—	$197	$19,803	2.00%
Mortgage-backed securities	221,842	3,544	526	224,860	1.79
States and political subdivisions	74,018	4,388	39	78,367	5.72
Equity securities	847	2,512	—	3,359	—
	$316,707	$10,444	$762	$326,389	2.72%

HELD-TO-MATURITY SECURITIES:
States and political subdivisions	$353	$37	$—	$390	7.37%

	December 31, 2014
		Gross	Gross		Tax
	Amortized	Unrealized	Unrealized	Fair	Equivalent
	Cost	Gains	Losses	Value	Yield
	(In Thousands)

AVAILABLE-FOR-SALE SECURITIES:
U.S. government agencies	$20,000	$—	$486	$19,514	2.00%
Mortgage-backed securities	254,294	4,325	821	257,798	1.97
States and political subdivisions	79,237	5,810	7	85,040	5.76
Equity securities	847	2,307	—	3,154	—
	$354,378	$12,442	$1,314	$365,506	2.82%

HELD-TO-MATURITY SECURITIES:
States and political subdivisions	$450	$49	$—	$499	7.37%

The amortized cost and fair value of available-for-sale securities at June 30, 2015, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In Thousands)

One year or less	$—	$—
After one through five years	254	266
After five through ten years	3,643	3,842
After ten years	90,121	94,062
Securities not due on a single maturity date	221,842	224,860
Equity securities	847	3,359

	$316,707	$326,389

The held-to-maturity securities at June 30, 2015, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In Thousands)

After one through five years	$353	$390

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at June 30, 2015 and December 31, 2014, respectively, was approximately $85.8 million and $106.0 million, which is approximately 26.3% and 29.0% of the Company's available-for-sale and held-to-maturity investment portfolio, respectively.

Based on an evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these debt securities are temporary at June 30, 2015.

The following table shows the Company's gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2015 and December 31, 2014:

	June 30, 2015
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)

U.S. government agencies	$—	$—	$20,000	$(197)	$20,000	$(197)
Mortgage-backed securities	19,004	(93)	43,333	(433)	62,337	(526)
State and political
subdivisions	2,555	(25)	917	(14)	3,472	(39)
	$21,559	$(118)	$64,250	$(644)	$85,809	$(762)

	December 31, 2014
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)

U.S. government agencies	$—	—	$20,000	$(486)	$20,000	$(486)
Mortgage-backed securities	40,042	(328)	45,056	(493)	85,098	(821)
State and political
subdivisions	—	—	925	(7)	925	(7)
	$40,042	$(328)	$65,981	$(986)	$106,023	$(1,314)

Gross gains of $-0- and $-0- and gross losses of $-0- and $-0- resulting from sales of available-for-sale securities were realized for the three and six months ended June 30, 2015.  Gross gains of $569,000 and $642,000 and gross losses of $-0- and $-0- resulting from sales of available-for-sale securities were realized for the three and six months ended June 30, 2014.  Gains and losses on sales of securities are determined on the specific-identification method.

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

During the three and six months ended June 30, 2015, no securities were determined to have impairment that was other than temporary.

Credit Losses Recognized on Investments.  There were no debt securities that have experienced fair value deterioration due to credit losses, as well as due to other market factors, but are not otherwise other-than-temporarily impaired.

Amounts Reclassified Out of Accumulated Other Comprehensive Income.  Amounts reclassified from accumulated other comprehensive income and the affected line items in the statements of income during the three and six months ended June 30, 2015 and 2014, were as follows:

	Amounts Reclassified from Other Comprehensive Income Three Months Ended June 30,		Affected Line Item in the Statements of Income
	2015	2014
	(In Thousands)

Unrealized gains (losses) on available-			Net realized gains on available-
for-sale securities	$—	$569	for-sale securities
			(Total reclassified amount before tax)
Income Taxes	—	(199)	Provision for income taxes
Total reclassifications out of accumulated
other comprehensive income	$—	$370

	Amounts Reclassified from Other Comprehensive Income Six Months Ended June 30,		Affected Line Item in the Statements of Income
	2015	2014
	(In Thousands)

Unrealized gains (losses) on available-			Net realized gains on available-
for-sale securities	$—	$642	for-sale securities
			(Total reclassified amount before tax)
Income Taxes	—	(225)	Provision for income taxes
Total reclassifications out of accumulated
other comprehensive income	$—	$417

NOTE 7: LOANS AND ALLOWANCE FOR LOAN LOSSES

	June 30,	December 31,
	2015	2014
	(In Thousands)

One- to four-family residential construction	$38,476	$40,361
Subdivision construction	34,253	28,593
Land development	48,574	52,096
Commercial construction	459,907	392,929
Owner occupied one- to four-family residential	94,024	87,549
Non-owner occupied one- to four-family residential	146,480	143,051
Commercial real estate	1,015,454	945,876
Other residential	385,901	392,414
Commercial business	391,674	354,012
Industrial revenue bonds	39,532	41,061
Consumer auto	371,271	323,353
Consumer other	76,581	78,029
Home equity lines of credit	70,515	66,272
Acquired FDIC-covered loans, net of discounts	266,371	286,608
Acquired loans no longer covered by FDIC loss sharing agreements,
net of discounts	38,482	49,945
Acquired non-covered loans, net of discounts	110,865	121,982
	3,588,360	3,404,131
Undisbursed portion of loans in process	(343,276)	(323,572)
Allowance for loan losses	(39,698)	(38,435)
Deferred loan fees and gains, net	(3,009)	(3,276)
	$3,202,377	$3,038,848

Weighted average interest rate	4.59%	4.66%

Classes of loans by aging were as follows:
	June 30, 2015
							Total Loans
			Past Due				> 90 Days
	30-59 Days	60-89 Days	90 Days	Total Past		Total Loans	Past Due and
	Past Due	Past Due	or More	Due	Current	Receivable	Still Accruing
	(In Thousands)
One- to four-family
residential construction	$—	$—	$—	$—	$38,476	$38,476	$—
Subdivision construction	306	—	56	362	33,891	34,253	—
Land development	34	106	11	151	48,423	48,574	—
Commercial construction	—	—	—	—	459,907	459,907	—
Owner occupied one- to four-
family residential	68	120	760	948	93,076	94,024	—
Non-owner occupied one- to
four-family residential	—	101	212	313	146,167	146,480	—
Commercial real estate	2,349	87	2,670	5,106	1,010,348	1,015,454	—
Other residential	—	—	—	—	385,901	385,901	—
Commercial business	190	—	215	405	391,269	391,674	—
Industrial revenue bonds	—	—	—	—	39,532	39,532	—
Consumer auto	1,773	397	476	2,646	368,625	371,271	4
Consumer other	659	235	515	1,409	75,172	76,581	222
Home equity lines of credit	128	105	194	427	70,088	70,515	—
Acquired FDIC-covered
loans, net of discounts	1,173	1,661	14,753	17,587	248,784	266,371	747
Acquired loans no longer
covered by loss sharing
agreements, net of
discounts	16	—	91	107	38,375	38,482	—
Acquired non-covered loans,
net of discounts	786	304	8,956	10,046	100,819	110,865	—
	7,482	3,116	28,909	39,507	3,548,853	3,588,360	973
Less FDIC-supported loans,
and acquired non-covered
loans, net of discounts	1,975	1,965	23,800	27,740	387,978	415,718	747

Total	$5,507	$1,151	$5,109	$11,767	$3,160,875	$3,172,642	$226

	December 31, 2014
							Total Loans
						Total	> 90 Days Past
	30-59 Days	60-89 Days	Over 90	Total Past		Loans	Due and
	Past Due	Past Due	Days	Due	Current	Receivable	Still Accruing
	(In Thousands)
One- to four-family
residential construction	$—	$—	$—	$—	$40,361	$40,361	$—
Subdivision construction	109	—	—	109	28,484	28,593	—
Land development	110	—	255	365	51,731	52,096	—
Commercial construction	—	—	—	—	392,929	392,929	—
Owner occupied one- to four-
family residential	2,037	441	1,029	3,507	84,042	87,549	170
Non-owner occupied one- to
four-family residential	583	—	296	879	142,172	143,051	—
Commercial real estate	6,887	—	4,699	11,586	934,290	945,876	187
Other residential	—	—	—	—	392,414	392,414	—
Commercial business	59	—	411	470	353,542	354,012	—
Industrial revenue bonds	—	—	—	—	41,061	41,061	—
Consumer auto	1,801	244	316	2,361	320,992	323,353	—
Consumer other	1,301	260	801	2,362	75,667	78,029	397
Home equity lines of credit	89	—	340	429	65,843	66,272	22
Acquired FDIC-covered loans, net of discounts	6,236	1,062	16,419	23,717	262,891	286,608	194
Acquired loans no longer covered by FDIC loss sharing agreements,
net of discounts	754	46	243	1,043	48,902	49,945	—
Acquired non-covered loans, net of discounts	2,638	640	11,248	14,526	107,456	121,982	—
	22,604	2,693	36,057	61,354	3,342,777	3,404,131	970
Less FDIC-supported loans,
and acquired non-covered loans, net of discounts	9,628	1,748	27,910	39,286	419,249	458,535	194

Total	$12,976	$945	$8,147	$22,068	$2,923,528	$2,945,596	$776

Nonaccruing loans (excluding FDIC-supported loans, net of discount and acquired non-covered loans, net of discount) are summarized as follows:

	June 30,	December 31,
	2015	2014
	(In Thousands)

One- to four-family residential construction	$—	$—
Subdivision construction	56	—
Land development	11	255
Commercial construction	—	—
Owner occupied one- to four-family residential	760	859
Non-owner occupied one- to four-family residential	212	296
Commercial real estate	2,670	4,512
Other residential	—	—
Commercial business	215	411
Industrial revenue bonds	—	—
Consumer auto	472	316
Consumer other	293	404
Home equity lines of credit	194	318

Total	$4,883	$7,371

The following table presents the activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2015.  Also presented is the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of June 30, 2015:

	One- to Four-
	Family
	Residential and	Other	Commercial	Commercial	Commercial
	Construction	Residential	Real Estate	Construction	Business	Consumer	Total
	(In Thousands)
Allowance for loan losses
Balance April 1, 2015	$3,985	$2,809	$20,216	$3,356	$3,945	$4,760	$39,071
Provision (benefit) charged to expense	(110)	524	(146)	(77)	423	686	1,300
Losses charged off	(80)	—	(2)	—	(551)	(935)	(1,568)
Recoveries	91	9	123	9	175	488	895
Balance June 30, 2015	$3,886	$3,342	$20,191	$3,288	$3,992	$4,999	$39,698

Balance January 1, 2015	$3,455	$2,941	$19,773	$3,562	$3,679	$5,025	$38,435
Provision (benefit) charged to expense	446	384	239	(190)	890	831	2,600
Losses charged off	(220)	(2)	(4)	(197)	(775)	(2,082)	(3,280)
Recoveries	205	19	183	113	198	1,225	1,943
Balance June 30, 2015	$3,886	$3,342	$20,191	$3,288	$3,992	$4,999	$39,698

Ending balance:

Individually evaluated for
impairment	$663	$—	$2,130	$1,411	$261	$243	$4,708
Collectively evaluated for
impairment	$3,044	$3,323	$16,752	$1,671	$3,693	$4,352	$32,835
Loans acquired and
accounted for under ASC
310-30	$179	$19	$1,309	$206	$38	$404	$2,155

Loans
Individually evaluated for
impairment	$9,992	$9,729	$25,891	$7,334	$1,567	$1,558	$56,071
Collectively evaluated for
impairment	$303,241	$376,172	$989,563	$501,147	$429,639	$516,809	$3,116,571
Loans acquired and
accounted for under ASC
310-30	$209,627	$47,199	$90,814	$6,726	$14,284	$47,068	$415,718

The following table presents the activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2014:
	One- to Four-
	Family
	Residential and	Other	Commercial	Commercial	Commercial
	Construction	Residential	Real Estate	Construction	Business	Consumer	Total
	(In Thousands)
Allowance for loan losses
Balance April 1, 2014	$4,638	$1,998	$18,443	$7,071	$2,341	$3,784	$38,275
Provision (benefit) charged to expense	915	(281)	(1,629)	1,110	979	368	1,462
Losses charged off	(505)	(2)	(338)	(95)	(738)	(764)	(2,442)
Recoveries	25	8	—	163	—	591	787
Balance June 30, 2014	$5,073	$1,723	$16,476	$8,249	$2,582	$3,979	$38,082

Balance January 1, 2014	$6,235	$2,678	$16,939	$4,464	$6,451	$3,349	$40,116
Provision (benefit) charged to expense	367	(968)	(134)	3,693	(1,182)	1,378	3,154
Losses charged off	(1,697)	(2)	(719)	(130)	(2,687)	(1,784)	(7,019)
Recoveries	168	15	390	222	—	1,036	1,831
Balance June 30, 2014	$5,073	$1,723	$16,476	$8,249	$2,582	$3,979	$38,082

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

Impaired loans (excluding FDIC-supported loans, net of discount and acquired non-covered loans, net of discount), are summarized as follows:

	June 30, 2015
		Unpaid
	Recorded	Principal	Specific
	Balance	Balance	Allowance
	(In Thousands)

One- to four-family residential construction	$467	$467	$—
Subdivision construction	4,361	4,418	223
Land development	7,334	7,337	1,411
Commercial construction	—	—	—
Owner occupied one- to four-family residential	3,555	3,819	370
Non-owner occupied one- to four-family residential	1,609	1,826	70
Commercial real estate	25,891	27,250	2,130
Other residential	9,729	9,729	—
Commercial business	1,567	1,591	261
Industrial revenue bonds	—	—	—
Consumer auto	561	604	84
Consumer other	604	756	91
Home equity lines of credit	393	492	68

Total	$56,071	$58,289	$4,708

	Three Months Ended		Six Months Ended
	June 30, 2015		June 30, 2015
	Average		Average
	Investment	Interest	Investment	Interest
	in Impaired	Income	in Impaired	Income
	Loans	Recognized	Loans	Recognized
	(In Thousands)

One- to four-family residential construction	$660	$12	$815	$28
Subdivision construction	4,421	53	4,452	106
Land development	7,339	66	7,424	132
Commercial construction	—	—	—	—
Owner occupied one- to four-family residential	3,681	39	3,832	88
Non-owner occupied one- to four-family residential	1,688	20	1,737	45
Commercial real estate	26,275	326	26,456	630
Other residential	9,742	93	9,761	180
Commercial business	1,962	19	2,216	47
Industrial revenue bonds	—	—	—	—
Consumer auto	456	14	440	21
Consumer other	569	16	575	33
Home equity lines of credit	404	4	405	13

Total	$57,197	$662	$58,113	$1,323

	At or for the Year Ended December 31, 2014
				Average
		Unpaid		Investment	Interest
	Recorded	Principal	Specific	in Impaired	Income
	Balance	Balance	Allowance	Loans	Recognized
	(In Thousands)

One- to four-family residential construction	$1,312	$1,312	$—	$173	$76
Subdivision construction	4,540	4,540	344	2,593	226
Land development	7,601	8,044	1,507	9,691	292
Commercial construction	—	—	—	—	—
Owner occupied one- to four-family
residential	3,747	4,094	407	4,808	212
Non-owner occupied one- to four-family
residential	1,889	2,113	78	4,010	94
Commercial real estate	28,641	30,781	1,751	29,808	1,253
Other residential	9,804	9,804	—	10,469	407
Commercial business	2,725	2,750	823	2,579	158
Industrial revenue bonds	—	—	—	2,644	—
Consumer auto	420	507	63	219	37
Consumer other	629	765	94	676	71
Home equity lines of credit	431	476	75	461	25

Total	$61,739	$65,186	$5,142	$68,131	$2,851

	June 30, 2014
		Unpaid
	Recorded	Principal	Specific
	Balance	Balance	Allowance
	(In Thousands)

One- to four-family residential construction	$170	$170	$—
Subdivision construction	1,707	1,783	585
Land development	7,600	8,024	1,531
Commercial construction	—	—	—
Owner occupied one- to four-family residential	5,149	5,490	581
Non-owner occupied one- to four-family residential	4,534	4,680	457
Commercial real estate	30,744	33,200	1,507
Other residential	10,586	10,586	—
Commercial business	2,183	2,203	606
Industrial revenue bonds	3,651	4,585	—
Consumer auto	187	215	28
Consumer other	738	856	111
Home equity lines of credit	436	460	92

Total	$67,685	$72,252	$5,498

	Three Months Ended		Six Months Ended
	June 30, 2014		June 30, 2014
	Average		Average
	Investment	Interest	Investment	Interest
	in Impaired	Income	in Impaired	Income
	Loans	Recognized	Loans	Recognized
	(In Thousands)

One- to four-family residential construction	$57	$3	$28	$3
Subdivision construction	2,310	8	2,720	30
Land development	10,937	42	11,779	143
Commercial construction	—	—	—	—
Owner occupied one- to four-family residential	5,101	60	5,318	112
Non-owner occupied one- to four-family residential	4,140	69	3,930	110
Commercial real estate	29,958	360	30,541	690
Other residential	10,734	120	10,845	210
Commercial business	1,847	47	2,904	68
Industrial revenue bonds	2,933	303	2,815	303
Consumer auto	160	5	166	7
Consumer other	714	24	696	42
Home equity lines of credit	441	—	484	14

Total	$69,332	$1,041	$72,226	$1,732

At June 30, 2015, $19.6 million of impaired loans had specific valuation allowances totaling $4.7 million.  At December 31, 2014, $20.0 million of impaired loans had specific valuation allowances totaling $5.1 million.

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

The following tables present newly restructured loans during the three and six months ended June 30, 2015 by type of modification:
	Three Months Ended June 30, 2015
				Total
	Interest Only	Term	Combination	Modification
	(In Thousands)

Mortgage loans on real estate:
One -to four- family residential	$—	$82	$—	$82
Commercial real estate	—	115	—	115
Consumer	—	48	—	48

	$—	$245	$—	$245

	Six Months Ended June 30, 2015
				Total
	Interest Only	Term	Combination	Modification
	(In Thousands)

Mortgage loans on real estate:
One -to four- family residential	$—	$209	$—	$209
Commercial real estate	—	115	—	115
Consumer	—	48	—	48

	$—	$372	$—	$372

At June 30, 2015, the Company had $45.4 million of loans that were modified in troubled debt restructurings and impaired, as follows:  $8.0 million of construction and land development loans, $13.4 million of single family and multi-family residential mortgage loans, $22.7 million of commercial real estate loans, $963,000 of commercial business loans and $294,000 of consumer loans.  Of the total troubled debt restructurings at June 30, 2015, $43.3 million were accruing interest and $16.6 million were classified as substandard using the Company's internal grading system, which is described below.  The Company had no troubled debt restructurings which were modified in the previous 12 months and subsequently defaulted during the six months ended June 30, 2015.  When loans modified as troubled debt restructuring have subsequent payment defaults, the defaults are factored into the determination of the allowance for loan losses to ensure specific valuation allowances reflect amounts considered uncollectible.  At December 31, 2014, the Company had $47.6 million of loans that were modified in troubled debt restructurings and impaired, as follows:  $8.3 million of construction and land development loans, $13.8 million of single family and multi-family residential mortgage loans, $23.3 million of commercial real estate loans, $1.9 million of commercial business loans and $324,000 of consumer loans.  Of the total troubled debt restructurings at December 31, 2014, $39.2 million were accruing interest and $18.3 million were classified as substandard using the Company's internal grading system.

During the three months ended June 30, 2015, loans designated as troubled debt restructurings totaling $1,000 met the criteria for placement back on accrual status.  During the six months ended June 30, 2015, loans designated as troubled debt restructurings totaling $768,000 met the criteria for placement back on accrual status.  The $768,000 consisted of $711,000 of residential mortgage loans, $29,000 of commercial business loans, $22,000 of consumer loans and $6,000 of construction and land development loans.  The criteria is generally a minimum of six months of payment performance under original or modified terms.
The Company reviews the credit quality of its loan portfolio using an internal grading system that classifies loans as "Satisfactory," "Watch," "Special Mention," "Substandard" and "Doubtful."  Substandard loans are characterized by the distinct possibility that the Bank will sustain some loss if certain deficiencies are not corrected.  Doubtful loans are those having all the weaknesses inherent to those classified Substandard with the added characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.  Special mention loans possess potential weaknesses that deserve management's close attention but do not expose the Bank to a degree of risk that warrants substandard classification.  Loans classified as watch are being monitored because of indications of potential weaknesses or deficiencies that may require future classification as special mention or substandard.  Loans not meeting any of the criteria previously described are considered satisfactory.  The FDIC-covered loans are evaluated using this internal grading system.  These loans are accounted for in pools and are currently substantially covered through loss sharing agreements with the FDIC.  Minimal adverse classification in the loan pools was identified as of June 30, 2015 and December 31, 2014, respectively.  The acquired non-covered loans are also evaluated using this internal grading system.  These loans are accounted for in pools and minimal adverse classification in the loan pools was identified as of June 30, 2015 and December 31, 2014, respectively.  See Note 8 for further discussion of the acquired loan pools and loss sharing agreements.

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

The loan grading system is presented by loan class below:

	June 30, 2015
			Special
	Satisfactory	Watch	Mention	Substandard	Doubtful	Total
	(In Thousands)
One- to four-family residential
construction	$38,009	$—	$—	$467	$—	$38,476
Subdivision construction	30,153	269	—	3,831	—	34,253
Land development	37,603	5,432	—	5,539	—	48,574
Commercial construction	459,907	—	—	—	—	459,907
Owner occupied one- to four-
family residential	91,783	596	—	1,645	—	94,024
Non-owner occupied one- to four-
family residential	144,892	531	—	1,057	—	146,480
Commercial real estate	977,324	28,349	—	9,781	—	1,015,454
Other residential	374,377	9,569	—	1,955	—	385,901
Commercial business	389,655	1,322	—	697	—	391,674
Industrial revenue bonds	39,532	—	—	—	—	39,532
Consumer auto	370,770	—	—	501	—	371,271
Consumer other	76,122	—	—	459	—	76,581
Home equity lines of credit	70,122	—	—	393	—	70,515
Acquired FDIC-covered loans,
net of discounts	265,833	—	—	538	—	266,371
Acquired loans no longer covered
by FDIC loss sharing
agreements, net of discounts	38,343	—	—	139	—	38,482
Acquired non-covered loans,
net of discounts	110,798	—	—	67	—	110,865

Total	$3,515,223	$46,068	$—	$27,069	$—	$3,588,360

	December 31, 2014
			Special
	Satisfactory	Watch	Mention	Substandard	Doubtful	Total
	(In Thousands)
One- to four-family residential
construction	$39,049	$—	$—	$1,312	$—	$40,361
Subdivision construction	24,269	21	—	4,303	—	28,593
Land development	41,035	5,000	—	6,061	—	52,096
Commercial construction	392,929	—	—	—	—	392,929
Owner occupied one- to-four-
family residential	85,041	745	—	1,763	—	87,549
Non-owner occupied one- to-
four-family residential	141,198	580	—	1,273	—	143,051
Commercial real estate	901,167	32,155	—	12,554	—	945,876
Other residential	380,811	9,647	—	1,956	—	392,414
Commercial business	351,744	423	—	1,845	—	354,012
Industrial revenue bonds	40,037	1,024	—	—	—	41,061
Consumer auto	323,002	—	—	351	—	323,353
Consumer other	77,507	3	—	519	—	78,029
Home equity lines of credit	65,841	—	—	431	—	66,272
Acquired FDIC-covered loans,
net of discounts	286,049	—	—	559	—	286,608
Acquired loans no longer covered
by FDIC loss sharing
agreements, net of discounts	48,592	—	—	1,353	—	49,945
Acquired non-covered loans,
net of discounts	121,982	—	—	—	—	121,982

Total	$3,320,253	$49,598	$—	$34,280	$—	$3,404,131

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
The loans and foreclosed assets purchased in the Sun Security Bank transaction are covered by a loss sharing agreement between the FDIC and Great Southern Bank.  Under the loss sharing agreement, the FDIC agreed to cover 80% of the losses on the loans (excluding approximately $4 million of consumer loans at the date of the acquisition) and foreclosed assets purchased subject to certain limitations.  Realized losses covered by the loss sharing agreement include loan contractual balances (and related unfunded commitments that were acquired), accrued interest on loans for up to 90 days, the book value of foreclosed real estate acquired, and certain direct costs, less cash or other consideration received by Great Southern.  This agreement extends for ten years for 1-4 family real estate loans and for five years for other loans.  The value of this loss sharing agreement was considered in determining fair values of loans and foreclosed assets acquired.  The loss sharing agreement is subject to the Bank following servicing procedures as specified in the agreement with the FDIC.  The expected reimbursements under the loss sharing agreement were recorded as an indemnification asset at their preliminary estimated fair value on the acquisition date.  Based upon the acquisition date fair values of the net assets acquired, no goodwill was recorded.  A discount was recorded in conjunction with the fair value of the acquired loans and no amount was accreted to yield during either of the three and six months ended June 30, 2015.  The amount accreted to yield during the three and six months ended June 30, 2014 was $21,000 and $105,000, respectively.

On April 27, 2012, Great Southern Bank entered into a purchase and assumption agreement with loss share with the FDIC to assume all of the deposits and acquire certain assets of Inter Savings Bank, FSB ("InterBank"), a full service bank headquartered in Maple Grove, Minnesota.
The loans and foreclosed assets purchased in the InterBank transaction are covered by a loss sharing agreement between the FDIC and Great Southern Bank.  Under the loss sharing agreement, the FDIC agreed to cover 80% of the losses on the loans (excluding approximately $60,000 of consumer loans) and foreclosed assets purchased subject to certain limitations.  Realized losses covered by the loss sharing agreement include loan contractual balances (and related unfunded commitments that were acquired), accrued interest on loans for up to 90 days, the book value of foreclosed real estate acquired, and certain direct costs, less cash or other consideration received by Great Southern.  This agreement extends for ten years for 1-4 family real estate loans and for five years for other loans.  The value of this loss sharing agreement was considered in determining fair values of loans and foreclosed assets acquired.  The loss sharing agreement is subject to the Bank following servicing procedures as specified in the agreement with the FDIC.  The expected reimbursements under the loss sharing agreement were recorded as an indemnification asset at their preliminary estimated fair value on the acquisition date.  Based upon the acquisition date fair values of the net assets acquired, no goodwill was recorded.  A premium was recorded in conjunction with the fair value of the acquired loans and the amount amortized to yield during the three and six months ended June 30, 2015 was $116,000 and $238,000, respectively.  The amount amortized to yield during the three and six months ended June 30, 2014 was $139,000 and $284,000, respectively.
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
Based upon the acquisition date fair values of the net assets acquired, no goodwill was recorded. A premium was recorded in conjunction with the fair value of the acquired loans and the amount amortized to yield during the three and six months ended June 30, 2015 was $201,000 and $420,000, respectively.
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

The amount of the estimated cash flows expected to be received from the acquired loan pools in excess of the fair values recorded for the loan pools is referred to as the accretable yield.  The accretable yield is recognized as interest income over the estimated lives of the loans.  The Company continues to evaluate the fair value of the loans including cash flows expected to be collected.  Increases in the Company's cash flow expectations are recognized as increases to the accretable yield while decreases are recognized as impairments through the allowance for loan losses.  During the three and six months ended June 30, 2015, increases in expected cash flows related to the acquired loan portfolios resulted in adjustments of $900,000 and $8.2 million, respectively, to the accretable yield to be spread over the estimated remaining lives of the loans on a level-yield basis. During the three and six months ended June 30, 2014, similar such adjustments totaling $13.2 million and $20.0 million, respectively, were made to the accretable yield.  The current year increases in expected cash flows also reduced the amount of expected reimbursements under the loss sharing agreements.  During the three and six months ended June 30, 2015, this resulted in corresponding adjustments of $-0- and $4.4 million, respectively, to the indemnification assets to be amortized on a level-yield basis over the remainder of the loss sharing agreements or the remaining expected lives of the loan pools, whichever is shorter.  During the three and six months ended June 30, 2014, corresponding adjustments of $10.6 million and $16.0 million, respectively, were made to the indemnification assets.

Because these adjustments will be recognized over the remaining lives of the loan pools and the remainder of the loss sharing agreements, respectively, they will impact future periods as well.  The remaining accretable yield adjustment that will affect interest income is $18.8 million and the remaining adjustment to the indemnification assets, including the effects of the clawback liability related to Interbank, that will affect non-interest income (expense) is $(15.3) million.  Of the remaining adjustments, we expect to recognize $9.7 million of interest income and $(7.3) million of non-interest income (expense) during the remainder of 2015.  Additional adjustments may be recorded in future periods from the FDIC-assisted acquisitions, as the Company continues to estimate expected cash flows from the acquired loan pools.

The impact of adjustments on the Company's financial results is shown below:

	Three Months Ended		Three Months Ended
	June 30, 2015		June 30, 2014
	(In Thousands, Except Per Share Data
	and Basis Points Data)

Impact on net interest income/
net interest margin (in basis points)	$7,259	78 bps	$9,085	107 bps
Non-interest income	(5,374)		(7,469)
Net impact to pre-tax income	$1,885		$1,616
Net impact net of taxes	$1,225		$1,050
Impact to diluted earnings per common share	$0.09		$0.08

	Six Months Ended		Six Months Ended
	June 30, 2015		June 30, 2014
	(In Thousands, Except Per Share Data
	and Basis Points Data)

Impact on net interest income/
net interest margin (in basis points)	$16,221	88 bps	$16,988	102 bps
Non-interest income	(12,052)		(13,805)
Net impact to pre-tax income	$4,169		$3,183
Net impact net of taxes	$2,710		$2,069
Impact to diluted earnings per common share	$0.19		$0.15

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
At June 30, 2015 and December 31, 2014, the Bank's internal estimate of credit performance was expected to be better than the threshold set by the FDIC in the loss sharing agreement.  Therefore, a separate clawback liability totaling $6.5 million and $6.1 million was recorded as of June 30, 2015 and December 31, 2014, respectively.  As changes in the fair values of the loans and foreclosed assets are determined due to changes in expected cash flows, changes in the amount of the clawback liability will occur.

In addition, beginning in the three months ended December 31, 2014, the Company's net interest margin has been impacted by additional yield accretion recognized in conjunction with updated estimates of the fair value of the loan pools acquired in the June 2014 Valley Bank FDIC-assisted transaction. Beginning with the three months ended December 31, 2014, the cash flow estimates have increased for certain of the Valley Bank loan pools primarily based on significant loan repayments and also due to collection of certain loans, thereby reducing loss expectations on certain of the loan pools. This resulted in increased income that was spread on a level-yield basis over the remaining expected lives of these loan pools. The Valley Bank transaction does not include a loss sharing agreement with the FDIC. Therefore, there is no related indemnification asset. The entire amount of the discount adjustment will be accreted to interest income over time with no offsetting impact to non-interest income.  The amount of the Valley Bank discount adjustment accreted to interest income for the three and six months ended June 30, 2015 was $981,000 and $2.0 million, respectively, and is included in the impact on net interest income/net interest margin amount in the table above.  Based on current estimates, we anticipate recording additional interest income accretion of $1.3 million in the remainder of 2015 related to these Valley Bank loan pools.

TeamBank Loans, Foreclosed Assets and Indemnification Asset.  The following tables present the balances of the FDIC indemnification asset related to the TeamBank transaction at June 30, 2015 and December 31, 2014. Gross loan balances (due from the borrower) were reduced approximately $402.0 million since the transaction date because of $268.9 million of repayments from borrowers, $61.7 million in transfers to foreclosed assets and $71.4 million in charge-offs to customer loan balances.  Based upon the collectability analyses performed during the acquisition, we expected certain levels of foreclosures and charge-offs and actual results have been better than our expectations in this regard.  As a result, cash flows expected to be received from the acquired loan pools have increased, resulting in adjustments that were made to the related accretable yield as described above.

	June 30, 2015
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$34,204	$21
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(1,619)	—
Original estimated fair value of assets, net of activity since
acquisition date	(32,440)	(21)

Expected loss remaining	145	—
Assumed loss sharing recovery percentage	92%	—%

Estimated loss sharing value	133	—
Indemnification asset to be amortized resulting from
change in expected losses	340	—
FDIC indemnification asset	$473	$—

	December 31, 2014
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$43,855	$132
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(1,923)	—
Original estimated fair value of assets, net of activity since
acquisition date	(41,560)	(119)

Expected loss remaining	372	13
Assumed loss sharing recovery percentage	85%	77%

Estimated loss sharing value	315	10
Indemnification asset to be amortized resulting from
change in expected losses	359	—
FDIC indemnification asset	$674	$10

Vantus Bank Loans, Foreclosed Assets and Indemnification Asset.  The following tables present the balances of the FDIC indemnification asset related to the Vantus Bank transaction at June 30, 2015 and December 31, 2014. Gross loan balances (due from the borrower) were reduced approximately $296.0 million since the transaction date because of $250.1 million of repayments from borrowers, $16.6 million in transfers to foreclosed assets and $29.3 million in charge-offs to customer loan balances.  Based upon the collectability analyses performed during the acquisition, we expected certain levels of foreclosures and charge-offs and actual results have been better than our expectations in this regard.  As a result, cash flows expected to be received from the acquired loan pools have increased, resulting in adjustments that were made to the related accretable yield as described above.

	June 30, 2015
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$35,556	$899
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(654)	—
Original estimated fair value of assets, net of activity since
acquisition date	(34,649)	(709)

Expected loss remaining	253	190
Assumed loss sharing recovery percentage	61%	0%

Estimated loss sharing value(1)	154	—
Indemnification asset to be amortized resulting from
change in expected losses	457	—
FDIC indemnification asset	$611	$—

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

Sun Security Bank Loans, Foreclosed Assets and Indemnification Asset.  The following tables present the balances of the FDIC indemnification asset related to the Sun Security Bank transaction at June 30, 2015 and December 31, 2014.  Gross loan balances (due from the borrower) were reduced approximately $183.3 million since the transaction date because of $125.7 million of repayments from borrowers, $28.0 million in transfers to foreclosed assets and $29.6 million of charge-offs to customer loan balances.  Based upon the collectability analyses performed during the acquisition, we expected certain levels of foreclosures and charge-offs and actual results have been better than our expectations in this regard.  As a result, cash flows expected to be received from the acquired loan pools have increased, resulting in adjustments that were made to the related accretable yield as described above.  Of the $3.0 million expected loss remaining at June 30, 2015, $261,000 is non-loss share discount.
	June 30, 2015
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$51,172	$736
Reclassification from nonaccretable discount to accretable discount due to change in expected losses (net of accretion to date)	(2,554)	—
Original estimated fair value of assets, net of activity since
acquisition date	(45,584)	(646)

Expected loss remaining	3,034	90
Assumed loss sharing recovery percentage	60%	80%

Estimated loss sharing value	1,815	72
Indemnification asset to be amortized resulting from
change in expected losses	2,035	—
Accretable discount on FDIC indemnification asset	(115)	(63)
FDIC indemnification asset	$3,735	$9

	December 31, 2014
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$59,618	$2,325
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(3,341)	—
Original estimated fair value of assets, net of activity since
acquisition date	(52,166)	(1,488)

Expected loss remaining	4,111	837
Assumed loss sharing recovery percentage	65%	80%

Estimated loss sharing value	2,676	670
Indemnification asset to be amortized resulting from
change in expected losses	2,662	—
Accretable discount on FDIC indemnification asset	(267)	(64)
FDIC indemnification asset	$5,071	$606

InterBank Loans, Foreclosed Assets and Indemnification Asset.  The following table presents the balances of the FDIC indemnification asset related to the InterBank transaction at June 30, 2015 and December 31, 2014.  Gross loan balances (due from the borrower) were reduced approximately $170.4 million since the transaction date because of $135.6 million of repayments by the borrower, $13.7 million in transfers to foreclosed assets and $21.1 million of charge-offs to customer loan balances.  Based upon the collectability analyses performed during the acquisition, we expected certain levels of foreclosures and charge-offs and actual results have been better than our expectations in this regard.  As a result, cash flows expected to be received from the acquired loan pools have increased, resulting in adjustments that were made to the related accretable yield as described above.

	June 30, 2015
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$222,865	$2,837
Non-credit premium/(discount), net of activity since acquisition date	1,123	—
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(11,773)	—
Original estimated fair value of assets, net of activity since
acquisition date	(192,181)	(2,118)

Expected loss remaining	20,034	719
Assumed loss sharing recovery percentage	83%	80%

Estimated loss sharing value(1)	16,583	575
FDIC loss share clawback	3,073	—
Indemnification asset to be amortized resulting from
change in expected losses	9,418	—
Accretable discount on FDIC indemnification asset	(2,266)	(33)
FDIC indemnification asset	$26,808	$542

(1) Includes $400,000 impairment of indemnification asset for loans

	December 31, 2014
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$244,977	$4,494
Non-credit premium/(discount), net of activity since acquisition date	1,361	—
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(19,566)	—
Original estimated fair value of assets, net of activity since
acquisition date	(201,830)	(3,986)

Expected loss remaining	24,942	508
Assumed loss sharing recovery percentage	82%	80%

Estimated loss sharing value	20,509	406
FDIC loss share clawback	3,620	—
Indemnification asset to be amortized resulting from
change in expected losses	15,652	—
Accretable discount on FDIC indemnification asset	(2,967)	(33)
FDIC indemnification asset	$36,814	$373

Valley Bank Loans and Foreclosed Assets.  The following tables present the balances of the loans and discount related to the Valley Bank transaction at June 30, 2015 and December 31, 2014.  Gross loan balances (due from the borrower) were reduced approximately $60.8 million since the transaction date because of $55.4 million of repayments by the borrower, $4.5 million of charge-offs to customer loan balances and $952,000 in transfers to foreclosed assets.  The Valley Bank transaction did not include a loss sharing agreement; however, the loans were recorded at a discount, which is accreted to yield over the life of the loans.  Based upon the collectability analyses performed during the acquisition, we expected certain levels of foreclosures and charge-offs and actual results have been better than our expectations in this regard. As a result, cash flows expected to be received from the acquired loan pools have increased, resulting in adjustments that were made to the related accretable yield as described above.

	June 30, 2015
		Foreclosed
	Loans	Assets
	(In Thousands)

Initial basis, net of activity since acquisition date	$132,354	$539
Non-credit premium/(discount), net of activity since acquisition date	1,094	—
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(2,227)	—
Original estimated fair value of assets, net of activity since
acquisition date	(110,864)	(539)

Expected loss remaining	$20,357	$—

	December 31, 2014
		Foreclosed
	Loans	Assets
	(In Thousands)

Initial basis, net of activity since acquisition date	$145,845	$778
Non-credit premium/(discount), net of activity since acquisition date	1,514	—
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(1,519)	—
Original estimated fair value of assets, net of activity since
acquisition date	(121,982)	(778)

Expected loss remaining	$23,858	$—

Changes in the accretable yield for acquired loan pools were as follows for the three months ended June 30, 2015 and 2014:
			Sun Security
	TeamBank	Vantus Bank	Bank	InterBank	Valley Bank
	(In Thousands)

Balance, April 1, 2014	$7,363	$5,151	$10,007	$38,973	$—
Additions	—	—	—	—	23,000
Accretion	(976)	(1,000)	(2,407)	(10,038)	(165)
Reclassification from
nonaccretable yield(1)	1,047	427	1,827	12,173	—

Balance, June 30, 2014	$7,434	$4,578	$9,427	$41,108	$22,835

Balance April 1, 2015	$5,949	$4,531	$7,400	$31,808	$11,087
Accretion	(713)	(710)	(1,365)	(7,797)	(2,357)
Reclassification from
nonaccretable yield(1)	(496)	154	649	716	636

Balance, June 30, 2015	$4,740	$3,975	$6,684	$24,727	$9,366

(1)
Represents increases in estimated cash flows expected to be received from the acquired loan pools, primarily due to lower estimated credit losses.  The numbers also include changes in expected accretion of the loan pools for TeamBank, Vantus Bank, Sun Security Bank, InterBank and Valley Bank for the three months ended June 30, 2015, totaling $(496,000), $154,000, $649,000, $716,000 and $(264,000), respectively, and for the three months ended June 30, 2014, totaling $1.0 million, $427,000, $352,000, $448,000 and $-0-, respectively.

Changes in the accretable yield for acquired loan pools were as follows for the six months ended June 30, 2015 and 2014:

			Sun Security
	TeamBank	Vantus Bank	Bank	InterBank	Valley Bank
	(In Thousands)

Balance January 1, 2014	$7,402	$5,725	$11,113	$40,095	$—
Additions	—	—	—	—	23,000
Accretion	(2,282)	(2,131)	(5,224)	(18,402)	(165)
Reclassification from
nonaccretable yield(1)	2,314	984	3,538	19,415	—

Balance, June 30, 2014	$7,434	$4,578	$9,427	$41,108	$22,835

Balance January 1, 2015	$6,865	$4,453	$7,952	$36,092	$11,132
Accretion	(2,114)	(1,391)	(3,318)	(16,997)	(4,860)
Reclassification from
nonaccretable yield(1)	(11)	913	2,050	5,632	3,094

Balance, June 30, 2015	$4,740	$3,975	$6,684	$24,727	$9,366

(1)
Represents increases in estimated cash flows expected to be received from the acquired loan pools, primarily due to lower estimated credit losses.  The numbers also include changes in expected accretion of the loan pools for TeamBank, Vantus Bank, Sun Security Bank, InterBank and Valley Bank for the six months ended June 30, 2015, totaling $(176,000), $527,000, $1.1 million, $1.6 million and $344,000, respectively, and for the six months ended June 30, 2014, totaling $2.3 million, $984,000, $1.4 million, $1.7 million and $-0-, respectively.

NOTE 9: OTHER REAL ESTATE OWNED

Major classifications of other real estate owned were as follows:
	June 30,	December 31,
	2015	2014
	(In Thousands)
Foreclosed assets held for sale
One- to four-family construction	$—	$223
Subdivision construction	9,486	9,857
Land development	16,102	17,168
Commercial construction	—	—
One- to four-family residential	1,986	3,353
Other residential	2,150	2,625
Commercial real estate	3,551	1,632
Commercial business	48	59
Consumer	553	624
	33,876	35,541
FDIC-supported foreclosed assets, net of discounts	2,827	5,695
Acquired foreclosed assets no longer covered by FDIC loss sharing agreements, net of discounts	709	879
Acquired foreclosed assets not covered by FDIC loss sharing agreements, net of discounts	539	778

Foreclosed assets held for sale, net	37,951	42,893

Other real estate owned not acquired through foreclosure	2,046	2,945

Other real estate owned	$39,997	$45,838

Other real estate owned not acquired through foreclosure includes 12 properties, 11 of which were branch locations that have been closed and are held for sale, and one of which is land which was acquired for a potential branch location.  During the three months ended June 30, 2015, vacant land, which had previously been part of other real estate owned not acquired through foreclosure, was sold at a gain of $327,000, which is included in the gain on sale of foreclosed assets amount in the table below.

At June 30, 2015, residential mortgage loans totaling $1.2 million were in the process of foreclosure, all of which were acquired loans.  Of this total, $786,000 of the loans are covered by loss sharing agreements and $447,000 of the loans were acquired in the Valley Bank transaction.

 Expenses applicable to foreclosed assets included the following:
	Three Months Ended June 30,
	2015	2014
	(In Thousands)
Net (gain) loss on sales of foreclosed assets	$(484)	$(203)
Valuation write-downs	139	1,019
Operating expenses, net of rental income	663	526

	$318	$1,342

	Six Months Ended June 30,
	2015	2014
	(In Thousands)
Net (gain) loss on sales of foreclosed assets	$(609)	$(54)
Valuation write-downs	191	1,199
Operating expenses, net of rental income	1,121	1,047

	$703	$2,192

NOTE 10: DEPOSITS

	June 30,	December 31,
	2015	2014
	(In Thousands)
Time Deposits:
0.00% - 0.99%	$889,872	$798,932
1.00% - 1.99%	317,674	227,476
2.00% - 2.99%	52,513	61,146
3.00% - 3.99%	2,594	8,065
4.00% - 4.99%	1,361	1,435
5.00% and above	338	420
Total time deposits (0.83% - 0.78%)	1,264,352	1,097,474
Non-interest-bearing demand deposits	543,888	518,266
Interest-bearing demand and savings deposits (0.21% - 0.19%)	1,388,078	1,375,100
Total Deposits	$3,196,318	$2,990,840

NOTE 11: ADVANCES FROM FEDERAL HOME LOAN BANK

Advances from the Federal Home Loan Bank at June 30, 2015 and December 31, 2014 consisted of the following:
	June 30, 2015		December 31, 2014
		Weighted		Weighted
		Average		Average
		Interest		Interest
Due In	Amount	Rate	Amount	Rate
	(In Thousands)		(In Thousands)

2015	$162,033	0.46%	$240,065	0.41%
2016	70	5.14	70	5.14
2017	30,826	3.26	30,826	3.26
2018	81	5.14	81	5.14
2019	28	5.14	28	5.14
2020 and thereafter	500	5.54	500	5.54

	193,538	0.92	271,570	0.75

Unamortized fair value adjustment	56		71

	$193,594		$271,641

Included in the Bank's FHLBank advances at June 30, 2015 and December 31, 2014, was a $10.0 million advance with a maturity date of October 26, 2015.  The interest rate on this advance is 3.86%.  The advance has a call provision that allows the Federal Home Loan Bank of Topeka to call the advance quarterly.
Also included in the Bank's FHLBank advances at June 30, 2015 and December 31, 2014, was a $30.0 million advance with a maturity date of November 24, 2017.  The interest rate on this advance is 3.20%.  The advance has a call provision that allows the Federal Home Loan Bank of Des Moines to call the advance quarterly.

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
NOTE 12: SECURITIES SOLD UNDER REVERSE REPURCHASE AGREEMENTS

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
The following table represents the Company's securities sold under reverse repurchase agreements, by collateral type and remaining contractual maturity.
	June 30, 2015	December 31, 2014
	Overnight and	Overnight and
	Continuous	Continuous
	(In Thousands)

FHLBank CD	$41,000	$10,000
Mortgage-backed securities – GNMA, FNMA, FHLMC	175,100	158,993

	$216,100	$168,993

NOTE 13: INCOME TAXES

Reconciliations of the Company's effective tax rates to the statutory corporate tax rates were as follows:

	Three Months Ended June 30,
	2015	2014
Tax at statutory rate	35.0%	35.0%
Nontaxable interest and dividends	(1.8)	(3.1)
Tax credits	(8.0)	(9.2)
State taxes	1.3	1.6
Other	(0.4)	0.7

	26.1%	25.0%

	Six Months Ended June 30,
	2015	2014
Tax at statutory rate	35.0%	35.0%
Nontaxable interest and dividends	(2.4)	(3.4)
Tax credits	(8.1)	(9.6)
State taxes	1.1	1.4
Other	(0.1)	0.3

	25.5%	23.7%

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

The Company considers transfers between the levels of the hierarchy to be recognized at the end of related reporting periods.  From December 31, 2014 to June 30, 2015, no assets for which fair value is measured on a recurring basis transferred between any levels of the hierarchy.

 Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying statements of financial condition measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2015 and December 31, 2014:
		Fair value measurements using
		Quoted prices
		in active
		markets	Other	Significant
		for identical	observable	unobservable
		assets	inputs	inputs
	Fair value	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
June 30, 2015
U.S. government agencies	$19,803	$—	$19,803	$—
Mortgage-backed securities	224,860	—	224,860	—
States and political subdivisions	78,367	—	78,367	—
Equity securities	3,359	—	3,359	—
Mortgage servicing rights	166	—	—	166
Interest rate derivative asset	2,373	—	—	2,373
Interest rate derivative liability	(2,244)	—	—	(2,244)

December 31, 2014
U.S. government agencies	$19,514	$—	$19,514	$—
Mortgage-backed securities	257,798	—	257,798	—
States and political subdivisions	85,040	—	85,040	—
Equity securities	3,154	—	3,154	—
Mortgage servicing rights	185	—	—	185
Interest rate derivative asset	2,502	—	—	2,502
Interest rate derivative liability	(2,187)	—	—	(2,187)

The following is a description of inputs and valuation methodologies used for assets recorded at fair value on a recurring basis and recognized in the accompanying statements of financial condition at June 30, 2015 and December 31, 2014, as well as the general classification of such assets pursuant to the valuation hierarchy.  There have been no significant changes in the valuation techniques during the three-month and six-month periods ended June 30, 2015.  For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

Securities Available for Sale. Investment securities available for sale are recorded at fair value on a recurring basis. The fair values used by the Company are obtained from an independent pricing service, which represent either quoted market prices for the identical asset or fair values determined by pricing models, or other model-based valuation techniques, that consider observable market data, such as interest rate volatilities, LIBOR yield curve, credit spreads and prices from market makers and live trading systems.  Recurring Level 2 securities include U.S. government agency securities, mortgage-backed securities, state and municipal bonds and certain equity securities. Inputs used for valuing Level 2 securities include observable data that may include dealer quotes, benchmark yields, market spreads, live trading levels and market consensus prepayment speeds, among other things. Additional inputs include indicative values derived from the independent pricing service's proprietary computerized models.  There were no recurring Level 3 securities at June 30, 2015 or December 31, 2014.

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

	Mortgage Servicing Rights
	2015	2014
	(In Thousands)

Balance, April 1	$179	$200
Additions	17	30
Amortization	(30)	(34)
Balance, June 30	$166	$196

	Mortgage Servicing Rights
	2015	2014
	(In Thousands)

Balance, January 1	$185	$211
Additions	43	53
Amortization	(62)	(68)
Balance, June 30	$166	$196

	Interest Rate Derivative Asset
	2015	2014
	(In Thousands)

Balance, April 1	$3,105	$1,741
Change in fair value through earnings	(939)	(19)
Balance, June 30	$2,166	$1,722

	Interest Rate Derivative Asset
	2015	2014
	(In Thousands)

Balance, January 1	$2,087	$1,859
Change in fair value through earnings	79	(137)
Balance, June 30	$2,166	$1,722

	Interest Rate Cap Derivative Asset Designated as Hedging Instrument
	2015	2014
	(In Thousands)

Balance, April 1	$251	$620
Change in fair value through other
comprehensive income	(22)	(155)
Amortization of cost of interest rate cap	(22)	(3)
Balance, June 30	$207	$462

	Interest Rate Cap Derivative Asset Designated as Hedging Instrument
	2015	2014
	(In Thousands)

Balance, January 1	$415	$685
Change in fair value through other
comprehensive income	(171)	(220)
Amortization of cost of interest rate cap	(37)	(3)
Balance, June 30	$207	$462

	Interest Rate Swap Liability
	2015	2014
	(In Thousands)

Balance, April 1	$3,296	$1,597
Change in fair value through earnings	(1,052)	114
Balance, June 30	$2,244	$1,711

	Interest Rate Swap Liability
	2015	2014
	(In Thousands)

Balance, January 1	$2,187	$1,613
Change in fair value through earnings	57	98
Balance, June 30	$2,244	$1,711

Nonrecurring Measurements
The following tables present the fair value measurements of assets measured at fair value during the periods presented on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2015 and December 31, 2014:

		Fair Value Measurements Using
		Quoted prices
		in active
		markets	Other	Significant
		for identical	observable	unobservable
		assets	inputs	inputs
	Fair value	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
June 30, 2015
Impaired loans
One- to four-family residential construction	$—	$—	$—	$—
Subdivision construction	275	—	—	275
Land development	974	—	—	974
Owner occupied one- to four-family residential	102	—	—	102
Non-owner occupied one- to four-family residential	162	—	—	162
Commercial real estate	4,595	—	—	4,595
Other residential	—	—	—	—
Commercial business	893	—	—	893
Consumer auto	164	—	—	164
Consumer other	380	—	—	380
Home equity lines of credit	216	—	—	216
Total impaired loans	$7,761	$—	$—	$7,761

Foreclosed assets held for sale	$1,526	$—	$—	$1,526

December 31, 2014
Impaired loans
One- to four-family residential construction	$—	$—	$—	$—
Subdivision construction	274	—	—	274
Land development	3,946	—	—	3,946
Owner occupied one- to four-family residential	862	—	—	862
Non-owner occupied one- to four-family residential	288	—	—	288
Commercial real estate	5,333	—	—	5,333
Other residential	—	—	—	—
Commercial business	320	—	—	320
Consumer auto	38	—	—	38
Consumer other	399	—	—	399
Home equity lines of credit	198	—	—	198
Total impaired loans	$11,658	$—	$—	$11,658

Foreclosed assets held for sale	$6,975	$—	$—	$6,975

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

Loans Held for Sale.  Mortgage loans held for sale are recorded at the lower of carrying value or fair value.  The fair value of mortgage loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics.  As such, the Company classifies mortgage loans held for sale as Nonrecurring Level 2.  Write-downs to fair value typically do not occur as the Company generally enters into commitments to sell individual mortgage loans at the time the loan is originated to reduce market risk.  The Company typically does not have commercial loans held for sale.  At June 30, 2015 and December 31, 2014, the aggregate fair value of mortgage loans held for sale exceeded their cost.  Accordingly, no mortgage loans held for sale were marked down and reported at fair value.
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

The Company records impaired loans as Nonrecurring Level 3. If a loan's fair value as estimated by the Company is less than its carrying value, the Company either records a charge-off of the portion of the loan that exceeds the fair value or establishes a reserve within the allowance for loan losses specific to the loan.  Loans for which such charge-offs or reserves were recorded during the six months ended June 30, 2015 or the year ended December 31, 2014, are shown in the table above (net of reserves).

Foreclosed Assets Held for Sale.  Foreclosed assets held for sale are initially recorded at fair value less estimated cost to sell at the date of foreclosure.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less estimated cost to sell.  Foreclosed assets held for sale are classified within Level 3 of the fair value hierarchy.  The foreclosed assets represented in the table above have been re-measured during the six months ended June 30, 2015 or the year ended December 31, 2014, subsequent to their initial transfer to foreclosed assets.

The following disclosure relates to financial assets for which it is not practicable for the Company to estimate the fair value at June 30, 2015 and December 31, 2014.

FDIC Indemnification Asset: As part of the Purchase and Assumption Agreements for each of the Bank's FDIC-assisted transactions other than the Valley Bank transaction, the Bank and the FDIC entered into loss sharing agreements. These agreements cover realized losses on loans and foreclosed real estate, subject to certain limitations which are more fully described in Note 8.

Under the TeamBank agreement, the FDIC agreed to reimburse the Bank for 80% of the first $115 million in realized losses and 95% for realized losses that exceed $115 million.  The indemnification asset was originally recorded at fair value on the acquisition date (March 20, 2009) and at June 30, 2015 and December 31, 2014, the carrying value was $473,000 and $684,000, respectively.

Under the Vantus Bank agreement, the FDIC agreed to reimburse the Bank for 80% of the first $102 million in realized losses and 95% for realized losses that exceed $102 million.  The indemnification asset was originally recorded at fair value on the acquisition date (September 4, 2009) and at June 30, 2015 and December 31, 2014, the carrying value of the FDIC indemnification asset was $611,000 and $785,000, respectively.
Under the Sun Security Bank agreement, the FDIC agreed to reimburse the Bank for 80% of realized losses.  The indemnification asset was originally recorded at fair value on the acquisition date (October 7, 2011) and at June 30, 2015 and December 31, 2014, the carrying value of the FDIC indemnification asset was $3.7 million and $5.7 million, respectively.
Under the InterBank agreement, the FDIC agreed to reimburse the Bank for 80% of realized losses.  The indemnification asset was originally recorded at fair value on the acquisition date (April 27, 2013) and at June 30, 2015 and December 31, 2014, the carrying value of the FDIC indemnification asset was $27.4 million and $37.2 million, respectively.
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

The following table presents estimated fair values of the Company's financial instruments not recorded at fair value on the statements of financial condition.  The fair values of certain of these instruments were calculated by discounting expected cash flows, which method involves significant judgments by management and uncertainties.  Fair value is the estimated amount at which financial assets or liabilities could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.  Because no market exists for certain of these financial instruments and because management does not intend to sell these financial instruments, the Company does not know whether the fair values shown below represent values at which the respective financial instruments could be sold individually or in the aggregate.

		June 30, 2015			December 31, 2014
	Carrying	Fair	Hierarchy	Carrying	Fair	Hierarchy
	Amount	Value	Level	Amount	Value	Level
	(In Thousands)
Financial assets
Cash and cash equivalents	$269,228	$269,228	1	$218,647	$218,647	1
Held-to-maturity securities	353	390	2	450	499	2
Mortgage loans held for sale	16,567	16,567	2	14,579	14,579	2
Loans, net of allowance for loan losses	3,202,377	3,211,512	3	3,038,848	3,047,741	3
Accrued interest receivable	11,306	11,306	3	11,219	11,219	3
Investment in FHLBank stock	12,605	12,605	3	16,893	16,893	3

Financial liabilities
Deposits	3,196,318	3,198,714	3	2,990,840	2,996,226	3
FHLBank advances	193,594	195,074	3	271,641	273,568	3
Short-term borrowings	217,408	217,408	3	211,444	211,444	3
Subordinated debentures	30,929	30,929	3	30,929	30,929	3
Accrued interest payable	1,076	1,076	3	1,067	1,067	3
Unrecognized financial instruments (net of
contractual value)
Commitments to originate loans	—	—	3	—	—	3
Letters of credit	112	112	3	92	92	3
Lines of credit	—	—	3	—	—	3

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

As part of the Valley Bank FDIC-assisted acquisition, the Company acquired seven loans with related interest rate swaps.  Valley's swap program differed from the Company's in that Valley did not have back to back swaps with the customer and a counterparty.  Two of the seven acquired loans with interest rate swaps have paid off.  The notional amount of the five remaining Valley swaps is $4.0 million at June 30, 2015.  As of June 30, 2015, the Company had 26 interest rate swaps totaling $113.9 million in notional amount with commercial customers, and 26 interest rate swaps with the same notional amount with third parties related to its program.  As of December 31, 2014, the Company had 28 interest rate swaps totaling $125.1 million in notional amount with commercial customers, and 28 interest rate swaps with the same notional amount with third parties related to its program.  During the three months ended June 30, 2015 and 2014, the Company recognized a net gain of $113,000 and a net loss of $130,000, respectively, in noninterest income related to changes in the fair value of these swaps.  During the six months ended June 30, 2015 and 2014, the Company recognized a net gain of $20,000 and a net loss of $233,000, respectively, in noninterest income related to changes in the fair value of these swaps.
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
The effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.  Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.  During each of the three and six months ended June 30, 2015 and 2014, the Company recognized $-0- in noninterest income related to changes in the fair value of these derivatives. During the three months ended June 30, 2015 and 2014, the Company recognized $21,000 and $3,000, respectively, in interest expense related to the amortization of the cost of these interest rate caps.   During the six months ended June 30, 2015 and 2014, the Company recognized $36,000 and $3,000, respectively, in interest expense related to the amortization of the cost of these interest rate caps.

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the Consolidated Statements of Financial Condition:
	Location in	Fair Value
	Consolidated Statements	June 30,	December 31,
	of Financial Condition	2015	2014
		(In Thousands)
Derivatives designated as
hedging instruments

Interest rate caps	Prepaid expenses and other assets	$207	$415

Total derivatives designated
as hedging instruments		$207	$415

Derivatives not designated
as hedging instruments

Asset Derivatives
Interest rate products	Prepaid expenses and other assets	$2,166	$2,087

Total derivatives not designated
as hedging instruments		$2,166	$2,087

Liability Derivatives
Interest rate products	Accrued expenses and other liabilities	$2,244	$2,187

Total derivatives not designated
as hedging instruments		$2,244	$2,187

The following table presents the effect of derivative instruments on the statements of comprehensive income for the three and six months ended June 30, 2015 and 2014:
	Amount of Gain (Loss) Recognized in AOCI
	Three Months Ended June 30,
Cash Flow Hedges	2015	2014
	(In Thousands)

Interest rate cap	$(9)	$(101)

	Amount of Gain (Loss) Recognized in AOCI
	Six Months Ended June 30,
Cash Flow Hedges	2015	2014
	(In Thousands)

Interest rate cap	$(105)	$(143)

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

As of June 30, 2015, the termination value of derivatives in a net liability position, which included accrued interest but excluded any adjustment for nonperformance risk, related to these agreements was $2.2 million.  The Company has minimum collateral posting thresholds with its derivative counterparties.  At June 30, 2015, the Company's activity with its derivative counterparties had met the level in which the minimum collateral posting thresholds take effect and the Company had posted $4.2 million of collateral to satisfy the agreements.  As of December 31, 2014, the termination value of derivatives in a net liability position, which included accrued interest but excluded any adjustment for nonperformance risk, related to these agreements was $2.1 million.  At December 31, 2014, the Company's activity with its derivative counterparties had met the level in which the minimum collateral posting thresholds take effect and the Company had posted $3.1 million of collateral to satisfy the agreements.  If the Company had breached any of these provisions at June 30, 2015 or December 31, 2014, it could have been required to settle its obligations under the agreements at the termination value.

NOTE 16:  SUBSEQUENT EVENT

On July 29, 2015, the Company was the successful bidder in an auction of the $5.0 million aggregate liquidation amount of floating rate cumulative trust preferred securities issued in 2007 by Great Southern Capital Trust III, a statutory trust formed by the Company for the purpose of issuing those securities and holding the Company's related floating rate junior subordinated debentures.  The Company purchased the trust preferred securities at a discount, which it expects will result in a pre-tax gain of approximately $1.0 million.  Subsequent to the purchase, which resulted in the Company's ownership of all of the outstanding common and preferred securities of Great Southern Capital Trust III, such securities were canceled and the principal amount of the Company's related debentures, which had equaled the aggregate liquidation amount of the outstanding common and preferred securities of Great Southern Capital Trust III, was reduced to zero.

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

Goodwill and Intangible Assets

Goodwill and intangible assets that have indefinite useful lives are subject to an impairment test at least annually and more frequently if circumstances indicate their value may not be recoverable. Goodwill is tested for impairment using a process that estimates the fair value of each of the Company's reporting units compared with its carrying value. The Company defines reporting units as a level below each of its operating segments for which there is discrete financial information that is regularly reviewed. As of June 30, 2015, the Company has one reporting unit to which goodwill has been allocated – the Bank.  If the fair value of a reporting unit exceeds its carrying value, then no impairment is recorded. If the carrying value amount exceeds the fair value of a reporting unit, further testing is completed comparing the implied fair value of the reporting unit's goodwill to its carrying value to measure the amount of impairment. Intangible assets that are not amortized will be tested for impairment at least annually by comparing the fair values of those assets to their carrying values. At June 30, 2015, goodwill consisted of $1.2 million at the Bank reporting unit.  Other identifiable intangible assets that are subject to amortization are amortized on a straight-line basis over a period of seven years. At June 30, 2015, the amortizable intangible assets consisted of core deposit intangibles of $5.5 million.  These amortizable intangible assets are reviewed for impairment if circumstances indicate their value may not be recoverable based on a comparison of fair value.

While the Company believes no impairment existed at June 30, 2015, different conditions or assumptions used to measure fair value of reporting units, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of the Company's impairment evaluation in the future.

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

The national unemployment rate declined from 5.6% as of December 2014 to 5.3% in June 2015.   The economy added 223,000 jobs in June and has now added 5.6 million jobs over the past two years, the strongest two-year job growth since 2000.  A drag on job growth over the past few months has been the effect of thousands of job cuts in the oil industry after a more than 60 percent plunge in crude oil prices last year.  Unemployment levels in our market areas have decreased or remained level over the past year in all states in which the Company has offices.   Unemployment rates at June 30, 2015 were:  Missouri at 5.8%, Arkansas at 5.7%, Kansas at 4.5%, Iowa at 3.7%, Nebraska at 2.6%, Minnesota at 3.9%, Oklahoma at 4.5% and Texas at 4.2%.   Six of these eight states had unemployment rates among the top 15 performers in the country.  Of the metropolitan areas in which Great Southern Bank does business, the St. Louis market area continues to carry the highest level of unemployment at 5.6%. This rate compares favorably to the 6.6% rate reported as of December 2013, and remains level with the 5.6% rate reported as of December 2014. The unemployment rate at 5.2% for the Springfield market area was below the national and state average for June 2015.  Metropolitan areas in Iowa, Nebraska and Minnesota boasted unemployment levels among the lowest in the nation.

Sales of newly built, single-family homes were at a seasonally adjusted annual rate of 482,000 units in June 2015, according to the U.S. Department of Housing and Urban Development and the U.S. Census Bureau. The median sales price of new houses sold in June 2015 was $281,800 with an average sales price of $328,700.  The seasonally adjusted estimate of new houses for sale at the end of June 2015 was 215,000, which represented a supply of 5.4 months at the sales rate at that time.  Foreclosure filings have not only returned to pre-housing crisis levels, they have fallen well below those pre-crisis levels and still appear to be on a downward trend according to Realty Trac.  Building permit activity continues to fluctuate by market area with residential builders constrained by tighter credit conditions for home buyers and a limited number of buildable lots.

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

In the six months ended June 30, 2015, Great Southern's total assets increased $159.8 million, or 4.1%, from $3.95 billion at December 31, 2014, to $4.11 billion at June 30, 2015. Full details of the current period changes in total assets are provided in the "Comparison of Financial Condition at June 30, 2015 and December 31, 2014" section of this Quarterly Report on Form 10-Q.

Loans.  Net loans increased $163.5 million, or 5.4%, from $3.04 billion at December 31, 2014, to $3.20 billion at June 30, 2015.  Partially offsetting the increases in loans were decreases of $42.8 million in the FDIC-assisted acquired loan portfolios.  Excluding acquired covered loans, acquired non-covered loans and mortgage loans held for sale, total loans increased $207.3 million from December 31, 2014 to June 30, 2015, with increases in most loan types.  The increase was primarily due to loan growth in our existing banking center network, as well as loans originated through our commercial loan production offices in Tulsa, Okla., and Dallas, Texas.  As loan demand is affected by a variety of factors, including general economic conditions, and because of the competition we face and our focus on pricing discipline and credit quality, we cannot be assured that our loan growth will match or exceed the level of increases achieved in this period or prior years.  The Company's strategy continues to be focused on maintaining credit risk and interest rate risk at appropriate levels.

Loan growth has occurred in several loan types and has come from most of the Company's primary lending locations, including Springfield, St. Louis, Kansas City, Des Moines, Omaha and Minneapolis.  The lending offices in Dallas and Tulsa have now been open for over a year and are generating new loans as well.  Net loan balances have increased primarily in the areas of commercial real estate, commercial construction, consumer and multi-family residential loans.  Generally, the Company considers these types of loans to involve a higher degree of risk compared to some other types of loans, such as first mortgage loans on one- to four-family, owner-occupied residential properties, and has established certain minimum underwriting standards to assure portfolio quality.  For commercial real estate and construction loans, these standards and procedures include, but are not limited to, an analysis of the borrower's financial condition, collateral, repayment ability, verification of liquid assets and credit history as required by loan type.  In addition, geographic diversity of collateral, lower loan-to-value ratios and limitations on speculative construction projects help to mitigate overall risk in these loans.  It has been, and continues to be, the Company's practice to verify information from potential borrowers regarding assets, income or payment ability and credit ratings as applicable and as required by the authority approving the loan.  Underwriting standards also include loan-to-value ratios which vary depending on collateral type, debt service coverage ratios or debt payment to income ratios, where applicable, credit histories, use of guaranties and other recommended terms relating to equity requirements, amortization, and maturity.  The Company's loan committee reviews and approves all new loan originations in excess of lender approval authorities.  Consumer loans are primarily secured by used motor vehicles and these loans are also subject to certain minimum underwriting standards to assure portfolio quality.  The Company's consumer underwriting and pricing standards have been fairly consistent over the past several years.  The underwriting standards employed by Great Southern for consumer loans include a determination of the applicant's payment history on other debts, credit scores, employment history and an assessment of ability to meet existing obligations and payments on the proposed loan.  Although creditworthiness of the applicant is of primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, in relation to the proposed loan amount.  See "Item 1. Business – Lending Activities – General, – Commercial Real Estate and Construction Lending, and – Consumer Lending" in the Company's December 31, 2014 Annual Report on Form 10-K.

While our policy allows us to lend up to 90% of the appraised value on single-family properties, originations of loans with loan-to-value ratios at those levels are minimal.  When they are made at those levels, private mortgage insurance is typically required for loan amounts above the 80% level unless our analysis determines minimal additional risk to be involved; therefore, these loans are not considered to have more risk to us than other residential loans.  We consider these lending practices to be consistent with, or more conservative than, what we believe to be the norm for banks our size.  At June 30, 2015 and December 31, 2014, an estimated 0.2% and 0.3%, respectively, of total owner occupied one- to four-family residential loans had loan-to-value ratios above 100% at origination.  At June 30, 2015 and December 31, 2014, an estimated 2.2% and 1.8%, respectively, of total non-owner occupied one- to four-family residential loans had loan-to-value ratios above 100% at origination.

At June 30, 2015, troubled debt restructurings totaled $45.4 million, or 1.4% of total loans, down $2.2 million from $47.6 million, or 1.5% of total loans, at December 31, 2014.  Concessions granted to borrowers experiencing financial difficulties may include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.  During the three and six months ended June 30, 2015, no loans were restructured into multiple new loans.  During the year ended December 31, 2014, five loans totaling $1.7 million were each restructured into multiple new loans.  For further information on troubled debt restructurings, see Note 7 of the Notes to Consolidated Financial Statements contained in this report.

The loss sharing agreements with the FDIC are subject to limitations on the types of losses covered and the length of time losses are covered, and are conditioned upon the Bank complying with its requirements in the agreements with the FDIC, including requirements regarding servicing and other loan administration matters.  The loss sharing agreements extend for ten years for single family real estate loans and for five years for other loans.  At June 30, 2015, approximately four years remained on the loss sharing agreement for single family real estate loans acquired from TeamBank and the remaining loans had an estimated average life of two to ten years.  At June 30, 2015, approximately four years remained on the loss sharing agreement for single family real estate loans acquired from Vantus Bank and the remaining loans had an estimated average life of three to twelve years.  At June 30, 2015, approximately six and one half years remained on the loss sharing agreement for single family real estate loans acquired from Sun Security Bank and the remaining loans had an estimated average life of five to twelve years.  At June 30, 2015, approximately seven years remained on the loss sharing agreement for single family real estate loans acquired from InterBank and the remaining loans had an estimated average life of six to thirteen years.  The loss sharing agreement for non-single-family loans acquired from TeamBank ended on March 31, 2014.  Any additional losses in the non-single-family TeamBank portfolio are not eligible for loss sharing coverage.  The remaining loans in the portfolio had an estimated average life of one to six years and had a carrying value of $19.5 million at June 30, 2015.  The loss sharing agreement for non-single-family loans acquired from Vantus Bank ended on September 30, 2014.  Any additional losses in the non-single-family Vantus Bank portfolio are not eligible for loss sharing coverage.  The remaining loans in the portfolio had an estimated average life of one to seven years and had a carrying value of $19.0 million at June 30, 2015.  At June 30, 2015, approximately one and one half years remained on the loss sharing agreement for non-single-family loans acquired from Sun Security Bank and the remaining loans had an estimated average life of one to two years.  At June 30, 2015, approximately two years remained on the loss sharing agreement for non-single-family loans acquired from InterBank and the remaining loans had an estimated average life of one to two years.  While the expected repayments for certain of the acquired loans extend beyond the terms of the loss sharing agreements, the Bank has identified and will continue to identify problem loans and will make every effort to resolve them within the time limits of the agreements.  The Company may sell any loans remaining at the end of the loss sharing agreement subject to the approval of the FDIC.  Loans that were acquired through FDIC-assisted transactions, which are accounted for in pools, are currently included in the analysis and estimation of the allowance for loan losses.  If expected cash flows to be received on any given pool of loans decreases from previous estimates, then a determination is made as to whether the loan pool should be charged down or the allowance for loan losses should be increased (through a provision for loan losses).  This is true of all acquired loan pools regardless of whether or not they are covered by loss sharing agreements.  If a charge down occurs to a loan pool that is covered by a loss sharing agreement, the full amount of the charge down will be reflected in the allowance for loan losses and a separate asset will be recorded for the amount to be recovered from the FDIC.  The loss sharing agreements and their related limitations are described in detail in Note 8 of the Notes to Consolidated Financial Statements contained in this report.  For acquired loan pools that currently are not covered by loss sharing agreements, the Company may allocate, and at June 30, 2015, has allocated, a portion of its allowance for loan losses related to these loan pools in a manner similar to how it allocates its allowance for loan losses to those loans which are collectively evaluated for impairment.

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

Cash and Cash Equivalents.  Great Southern had cash and cash equivalents of $269.2 million at June 30, 2015, an increase of $50.6 million, or 23.1%, from $218.6 million at December 31, 2014.  The increase in cash and cash equivalents was primarily due to payments received on available-for-sale securities and increases in deposits.

Deposits.  The Company attracts deposit accounts through its retail branch network, correspondent banking and corporate services areas, and brokered deposits. The Company then utilizes these deposit funds, along with FHLBank advances and other borrowings, to meet loan demand or otherwise fund its activities. In the six months ended June 30, 2015, total deposit balances increased $205.5 million, or 6.9%.  Transaction account balances increased $38.6 million to $1.93 billion at June 30, 2015, from $1.89 billion at December 31, 2014, while retail certificates of deposit increased $75.2 million to $999.1 million at June 30, 2015, from $923.9 million at December 31, 2014.  In addition, at June 30, 2015 and December 31, 2014, customer deposits totaling $16.7 million and $23.7 million, respectively, were part of the CDARS program, which allows customers to maintain balances in an insured manner that would otherwise exceed the FDIC deposit insurance limit. The FDIC counts these deposits as brokered, but these are deposit accounts that we generate with customers in our local markets.  Brokered deposits, including CDARS program purchased funds, were $248.5 million at June 30, 2015, an increase of $98.7 million from $149.8 million at December 31, 2014.  The Company elected to increase brokered deposits to fund its loan growth and reduce short-term borrowings and FHLBank advances during the period.

Our deposit balances may fluctuate depending on customer preferences and our relative need for funding.  We do not consider our retail certificates of deposit to be guaranteed long-term funding because customers can withdraw their funds at any time with minimal interest penalty.  When loan demand trends upward, we can increase rates paid on deposits to increase deposit balances and utilize brokered deposits to provide additional funding.  The level of competition for deposits in our markets is high. While we have generally been lowering our deposit rates over the past several quarters, it is our goal to gain deposit market share, particularly checking accounts, in our branch footprint.  To accomplish this goal, increasing rates to attract deposits may be necessary, which could negatively impact the Company's net interest margin.

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

The negative impact of declining loan interest rates has been mitigated by the positive effects of the Company's loans which have interest rate floors. At June 30, 2015, the Company had a portfolio (excluding the loans acquired in the FDIC-assisted transactions) of prime-based loans totaling approximately $487 million with rates that change immediately with changes to the prime rate of interest.  Of those loans, $422 million also had interest rate floors. These floors were at varying rates, with $14 million of these loans having floor rates of 7.0% or greater and another $174 million of these loans having floor rates between 5.0% and 7.0%. In addition, $234 million of these loans have floor rates between 2.75% and 5.0%.  At June 30, 2015, all of these loans were at their floor rates.  Also included in these prime-based loans at June 30, 2015, the Company had a portfolio (excluding the loans acquired in the FDIC-assisted transactions) of GSB prime-based loans totaling approximately $157 million with rates that change immediately with changes to the GSB prime rate of interest.  Of those loans, $147 million also had interest rate floors.  At June 30, 2015, all of these loans were at their floor rates.  The loan yield for the total loan portfolio was approximately 134 basis points and 141 basis points higher than the national "prime rate of interest" at June 30, 2015 and December 31, 2014, respectively, partly because of these interest rate floors. While interest rate floors have had an overall positive effect on the Company's results during this period, they do subject the Company to the risk that borrowers will elect to refinance their loans with other lenders.  To the extent economic conditions improve, the risk that borrowers will seek to refinance their loans increases.

Non-Interest Income and Operating Expenses.  The Company's profitability is also affected by the level of its non-interest income and operating expenses. Non-interest income consists primarily of service charges and ATM fees, accretion income (net of amortization) related to the FDIC-assisted acquisitions, late charges and prepayment fees on loans, gains on sales of loans and available-for-sale investments and other general operating income.  In 2015 and 2014, increases in the cash flows expected to be collected from the FDIC-covered loan portfolios resulted in amortization (expense) recorded relating to reductions of expected reimbursements under the loss sharing agreements with the FDIC, which are recorded as indemnification assets.  Non-interest income may also be affected by the Company's interest rate derivative activities, if the Company chooses to implement derivatives.  See Note 15 "Derivatives and Hedging Activities" in the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information regarding the Bank's hedging activities.

Operating expenses consist primarily of salaries and employee benefits, occupancy-related expenses, expenses related to foreclosed assets, postage, FDIC deposit insurance, advertising and public relations, telephone, professional fees, office expenses and other general operating expenses.  Details of the current period changes in non-interest income and non-interest expense are provided in the "Results of Operations and Comparison for the Three and Six Months Ended June 30, 2015 and 2014" section of this Quarterly Report on Form 10-Q.

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

New Capital Rules. The federal banking agencies have adopted new regulatory capital rules that substantially amend the risk-based capital rules applicable to the Bank and the Company. The new rules implement the "Basel III" regulatory capital reforms and changes required by the Dodd-Frank Act. "Basel III" refers to various documents released by the Basel Committee on Banking Supervision. For the Company and the Bank, the general effective date of the new rules was January 1, 2015, and, for certain provisions, various phase-in periods and later effective dates apply. The chief features of the new rules are summarized below.

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

Renovation of the 20,000-square-foot office building in Overland Park, Kan., is well underway. This building will be the Company's Kansas City commercial and retail loan headquarters and will include a new retail banking center.  The commercial lending group expects to operate from the new building by the end of July 2015 and the retail banking center is expected to open by the end of September 2015. Additional space in the building is leased to tenants unrelated to the Company.

The Company is in the beginning stages of testing personal teller machines (PTMs). PTMs offer customers the benefit of utilizing either self-service solutions or personal interactions to fulfill their banking needs. It combines video collaboration and remote transaction processing technology embedded within the ATM to give customers the choice of self-service or connecting with a remote teller in a highly personalized, two-way audio/video interaction.  In-branch and off-premise PTMs are being considered.

Comparison of Financial Condition at June 30, 2015 and December 31, 2014

During the six months ended June 30, 2015, the Company's total assets increased by $159.8 million to $4.11 billion.  The majority of the increase was attributable to an increase in loans originated by the Bank and an increase in cash and cash equivalents, partially offset mainly by a reduction in available-for-sale investment securities.

Net loans increased $163.5 million from December 31, 2014, to $3.20 billion at June 30, 2015.  Excluding acquired covered loans, acquired non-covered loans and mortgage loans held for sale, total loans increased $207.3 million from December 31, 2014, to June 30, 2015, with increases primarily in the areas of commercial real estate loans, construction loans, multi-family residential loans and consumer loans.  Partially offsetting these increases were decreases in net loans acquired in the FDIC-assisted transactions of $42.8 million, or 9.3%.

The Company's available-for-sale securities decreased $39.1 million compared to December 31, 2014.  The decrease was due to normal monthly payments received related to the portfolio of mortgage-backed securities, and calls and maturities of municipal securities.

Cash and cash equivalents were $269.2 million at June 30, 2015, an increase of $50.6 million, or 23.1%, from $218.6 million at December 31, 2014.  The increase in cash and cash equivalents was primarily due to payments received on available-for-sale securities and increases in deposits.  We anticipate utilizing this liquidity to fund loans and to meet reserve requirements at the Federal Reserve Bank.

The FDIC indemnification asset decreased $12.2 million from December 31, 2014, partially due to the billing and collection of realized losses from the FDIC and primarily due to estimated improved cash flows to be collected from the loan obligors, resulting in reductions in payments expected to be received from the FDIC.  The expected cash flows are further discussed in Note 8 of the Notes to Consolidated Financial Statements.

Total liabilities increased $142.0 million from $3.53 billion at December 31, 2014 to $3.67 billion at June 30, 2015.  The increase was primarily attributable to increases in deposits and securities sold under reverse repurchase agreements with customers, partially offset mainly by decreases in Federal Home Loan Bank advances and short-term borrowings.  Total deposits increased $205.5 million from December 31, 2014.  Transaction account balances increased $38.6 million to $1.93 billion at June 30, 2015, up from $1.89 billion at December 31, 2014, while retail certificates of deposit increased $75.2 million to $999.1 million at June 30, 2015, up from $923.9 million at December 31, 2014.  In addition, at June 30, 2015 and December 31, 2014, Bank customer deposits totaling $16.7 million and $23.7 million, respectively, were part of the CDARS program which allows Bank customers to maintain balances in an insured manner that would otherwise exceed the FDIC deposit insurance limit. The FDIC counts these deposits as brokered, but these are deposit accounts that we generate with customers in our local markets.  Brokered deposits, including CDARS program purchased funds, were $248.5 million at June 30, 2015, an increase of $98.7 million from $149.8 million at December 31, 2014.  The Company elected to increase brokered deposits to fund its loan growth and reduce short-term borrowings and FHLBank advances during the period.

Federal Home Loan Bank advances decreased $78.0 million from $271.6 million at December 31, 2014 to $193.6 million at June 30, 2015.  The decrease was due to repayment of short-term advances during the period, primarily using funds from deposit growth and increased brokered deposits.

Securities sold under reverse repurchase agreements with customers increased $47.1 million from December 31, 2014, to June 30, 2015.  These balances fluctuate over time based on customer demand for this product.

Total stockholders' equity increased $17.9 million from $419.7 million at December 31, 2014 to $437.6 million at June 30, 2015.  The Company recorded net income of $23.7 million for the six months ended June 30, 2015, and common and preferred dividends declared were $6.1 million.  Accumulated other comprehensive income decreased

$1.2 million due to decreases in the fair value of available-for-sale investment securities and changes in the fair value of cash flow hedges due to a decrease in market rates of interest.  In addition, total stockholders' equity increased $1.2 million due to stock option exercises.

Results of Operations and Comparison for the Three and Six Months Ended June 30, 2015 and 2014

General

Net income was $12.0 million for the three months ended June 30, 2015 compared to net income of $11.1 million for the three months ended June 30, 2014. This increase of $949,000, or 8.6%, was primarily due to an increase in net interest income of $2.0 million, or 5.1%, a decrease in non-interest expense of $6.5 million, or 18.8%, and a decrease in provision for loan losses of $162,000, or 11.1%, partially offset by a decrease in non-interest income of $7.2 million, or 67.5% and an increase in income tax expense of $527,000, or 14.3%.  Net income available to common stockholders was $11.9 million and $10.9 million for the three months ended June 30, 2015 and 2014, respectively.

Net income was $23.7 million for the six months ended June 30, 2015 compared to net income of $19.9 million for the six months ended June 30, 2014. This increase of $3.8 million, or 19.0%, was primarily due to an increase in net interest income of $8.2 million, or 10.5%, a decrease in non-interest expense of $5.1 million, or 8.5%, and a decrease in provision for loan losses of $554,000, or 17.6%, partially offset by a decrease in non-interest income of $8.2 million, or 70.6% and an increase in income tax expense of $1.9 million, or 31.0%.  Net income available to common stockholders was $23.4 million and $19.6 million for the six months ended June 30, 2015 and 2014, respectively.

Total Interest Income

Total interest income increased $1.4 million, or 3.0%, during the three months ended June 30, 2015 compared to the three months ended June 30, 2014.  The increase was due to a $2.5 million increase in interest income on loans, partially offset by a $1.1 million decrease in interest income on investments and other interest-earning assets.  Total interest income increased $7.0 million, or 8.0%, during the six months ended June 30, 2015 compared to the six months ended June 30, 2014.  The increase was due to a $9.2 million increase in interest income on loans and a $2.2 million decrease in interest income on investments and other interest-earning assets.  Interest income on loans increased for the three and six months ended June 30, 2015, due to higher average balances on loans, partially offset by lower average rates of interest.  Interest income from investment securities and other interest-earning assets decreased during the three and six months ended June 30, 2015 compared to the same periods in 2014 due to lower average balances and lower average rates of interest. The lower average balances of investments were primarily due to sales of securities during the second half of 2014, and as a result of management's decision to not reinvest mortgage-backed securities' monthly cash flows back into investments, but to utilize the proceeds to fund loan growth.  Prepayments on the mortgages underlying these securities resulted in amortization of premiums which also reduced yields.

Interest Income – Loans

During the three months ended June 30, 2015 compared to the three months ended June 30, 2014, interest income on loans increased due to higher average balances, partially offset by lower average interest rates.

Interest income increased $8.1 million as the result of higher average loan balances, which increased from $2.64 billion during the three months ended June 30, 2014, to $3.20 billion during the three months ended June 30, 2015.  The higher average balances were primarily due to growth in most loan types.  A portion of this loan growth resulted from the Company acquiring $165.1 million in loans (net of discounts) as part of the Valley Bank FDIC-assisted transaction on June 20, 2014, the balance of which were $110.9 million (net of discounts) at June 30, 2015.

Interest income decreased $5.6 million as a result of lower average interest rates on loans.  The average yield on loans decreased from 6.29% during the three months ended June 30, 2014, to 5.51% during the three months ended June 30, 2015.  This decrease was due to lower overall loan rates and a lower amount of accretion income in the current year period compared to the prior year period resulting from the increases in expected cash flows to be received from the FDIC-acquired loan pools as previously discussed in Note 8 of the Notes to Consolidated Financial Statements.  On an on-going basis, the Company estimates the cash flows expected to be collected from the acquired loan pools. This cash flows estimate has increased, based on the payment histories and reduced loss expectations of the loan pools, resulting in adjustments to be spread on a level-yield basis over the remaining expected lives of the loan pools. For the loan pools acquired in the 2009, 2011 and 2012 FDIC-assisted transactions, the increases in expected cash flows also reduced the amount of expected reimbursements under the loss sharing agreements with the FDIC, which are recorded as indemnification assets. Therefore, the expected indemnification assets have also been reduced, resulting in adjustments to be amortized on a comparable basis over the remainder of the loss sharing agreements or the remaining expected life of the loan pools, whichever is shorter.

In addition, the Company's net interest margin has been impacted by additional yield accretion recognized in conjunction with updated estimates of the fair value of the loan pools acquired in the June 2014 Valley Bank FDIC-assisted transaction.  Beginning with the three months ended December 31, 2014, the cash flow estimates have increased for certain of the Valley Bank loan pools primarily based on significant loan repayments and also due to collection of certain loans, thereby reducing loss expectations on certain of the loan pools. This resulted in increased income that was spread on a level-yield basis over the remaining expected lives of these loan pools.  The Valley Bank transaction does not include a loss sharing agreement with the FDIC.  Therefore, there is no related indemnification asset. The entire amount of the discount adjustment will be accreted to interest income over time with no offsetting impact to non-interest income.  The amount of the Valley Bank discount adjustment accreted to interest income for the three months ended June 30, 2015 was $981,000, and is included in the impact on net interest income/net interest margin amount discussed below.  Based on current estimates, we anticipate recording additional interest income accretion of $1.3 million in the remainder of 2015 related to Valley Bank loans.

For the three months ended June 30, 2015 and 2014, the adjustments increased interest income by $7.3 million and $9.1 million, respectively, and decreased non-interest income by $5.4 million and $7.5 million, respectively.  The net impact to pre-tax income was $1.9 million and $1.6 million for the three months ended June 30, 2015 and 2014, respectively.  As of June 30, 2015, the remaining accretable yield adjustment that will affect interest income is $18.8 million and the remaining adjustment to the indemnification assets, including the effects of the clawback liability related to InterBank, that will affect non-interest income (expense) is $(15.3 million).  Of the remaining adjustments, we expect to recognize $9.7 million of interest income and $(7.3) million of non-interest income (expense) during the remainder of 2015.  Additional adjustments may be recorded in future periods from the FDIC-assisted transactions, as the Company continues to estimate expected cash flows from the acquired loan pools.  Apart from the yield accretion, the average yield on loans was 4.60% for the three months ended June 30, 2015, down from 4.91% for the three months ended June 30, 2014, as a result of loan pay-offs and normal amortization of higher-rate loans and new loans that were made at current lower market rates.

During the six months ended June 30, 2015 compared to the six months ended June 30, 2014, interest income on loans increased due to higher average balances, partially offset by lower average interest rates.

Interest income increased $17.2 million as the result of higher average loan balances, which increased from $2.58 billion during the six months ended June 30, 2014, to $3.17 billion during the six months ended June 30, 2015.  The higher average balances were primarily due to growth in most loan types and the Valley Bank transaction discussed above.

Interest income decreased $8.0 million as a result of lower average interest rates on loans.  The average yield on loans decreased from 6.30% during the six months ended June 30, 2014, to 5.72% during the six months ended June 30, 2015.  This decrease was due to a reduction in overall loan rates and a decrease in additional yield accretion recognized in conjunction with the fair value of the loan pools acquired in the FDIC-assisted transactions as discussed above for the three months ended June 30, 2015 and as previously discussed in Note 8 of the Notes to Consolidated Financial Statements.  The adjustments increased interest income by $16.2 million and decreased non-interest income by $12.1 million during the six months ended June 30, 2015, for a net positive impact of $4.2 million to pre-tax income.  The adjustments increased interest income by $17.0 million and decreased non-interest income by $13.8 million during the six months ended June 30, 2014, for a net positive impact of $3.2 million to pre-tax income.  Apart from the yield accretion, the average yield on loans was 4.69% for the six months ended June 30, 2015, down from 4.98% for the six months ended June 30, 2014 for reasons discussed above.

During the six months ended June 30, 2015, the Company collected $891,000 on certain acquired loans from customers with loans which had previously not been expected to be collectible. In accordance with the Company's accounting methodology, these collections were accounted for as increases in estimated cash flows and were recorded as interest income, thereby increasing net interest income and net interest margin. The positive impact on net interest margin in the six months ended June 30, 2015 (annualized) was approximately 10 basis points. These collections related to acquired loans which were subject to loss sharing agreements with the FDIC; therefore, 80% of the amounts collected, or $713,000, is owed to the FDIC. This $713,000 of expense is included in non-interest income under "accretion (amortization) of income related to business acquisitions."

Interest Income – Investments and Other Interest-earning Assets

Interest income on investments and other interest-earning assets decreased in the three months ended June 30, 2015 compared to the three months ended June 30, 2014.  Interest income decreased $1.0 million as a result of a decrease in average balances from $779.5 million during the three months ended June 30, 2014, to $517.7 million during the three months ended June 30, 2015.  Average balances of securities decreased primarily due to the sale of certain securities during the second half of 2014 and the normal monthly payments received on the portfolio of mortgage-backed securities, with proceeds ultimately being used to fund new loan originations.  Interest income decreased $180,000 due to a decrease in average interest rates from 1.53% during the three months ended June 30, 2014, to 1.38% during the three months ended June 30, 2015 due to prepayments of mortgage-backed securities and a change in the mix of investments and other interest-earning assets.

Interest income on investments and other interest-earning assets decreased in the six months ended June 30, 2015 compared to the six months ended June 30, 2014.  Interest income decreased $2.0 million as a result of a decrease in average balances from $779.0 million during the six months ended June 30, 2014, to $547.3 million during the six months ended June 30, 2015.  Average balances of securities decreased for the same reasons as discussed above for the three month period.  Interest income decreased $248,000 due to a decrease in average interest rates from 1.54% during the six months ended June 30, 2014, to 1.38% during the six months ended June 30, 2015.

The Company's interest-earning deposits and non-interest-earning cash equivalents currently earn very low or no yield and therefore negatively impact the Company's net interest margin. At June 30, 2015, the Company had cash and cash equivalents of $269.2 million compared to $218.6 million at December 31, 2014.  See "Net Interest Income" for additional information on the impact of this interest activity.

Total Interest Expense

Total interest expense decreased $688,000, or 15.6%, during the three months ended June 30, 2015, when compared with the three months ended June 30, 2014, due to a decrease in interest expense on FHLBank advances of $594,000, or 58.8%, and a decrease in interest expense on short-term borrowings and repurchase agreements of $496,000, or 96.9%, partially offset by an increase in interest expense on deposits of $381,000, or 13.8%.

Total interest expense decreased $1.2 million, or 14.1%, during the six months ended June 30, 2015, when compared with the six months ended June 30, 2014, due to a decrease in interest expense on FHLBank advances of $1.1 million, or 56.5%, and a decrease in interest expense on short-term borrowings and repurchase agreements of $1.0 million, or 96.5%, partially offset by an increase in interest expense on deposits of $881,000, or 16.3%.

Interest Expense – Deposits

Interest expense on demand deposits decreased $283,000 due to average rates of interest that decreased from 0.22% in the three months ended June 30, 2014 to 0.14% in the three months ended June 30, 2015.  Interest expense on demand deposits decreased $22,000 due to a decrease in average balances from $1.47 billion during the three months ended June 30, 2014, to $1.43 billion during the three months ended June 30, 2015.  The decrease in average balances of interest-bearing demand deposits was primarily a result of a decrease in public funds deposits.  The average balance of non-interest-bearing demand deposit accounts decreased $3.2 million, from $541.2 million for the three months ended June 30, 2014 to $538.0 million for the three months ended June 30, 2015.

Interest expense on demand deposits decreased $361,000 due to a decrease in average rates from 0.22% during the six months ended June 30, 2014, to 0.17% during the six months ended June 30, 2015.  Interest expense on demand deposits increased $7,000 due to an increase in average balances from $1.42 billion during the six months ended June 30, 2014, to $1.43 billion during the six months ended June 30, 2015.

Interest expense on time deposits increased $544,000 due to an increase in average balances of time deposits from $990.6 million during the three months ended June 30, 2014, to $1.25 billion during the three months ended June 30,

2015.  The increase in time deposit balances was primarily due to the deposits acquired in the Valley Bank transaction on June 20, 2014.  Interest expense on time deposits increased $142,000 as a result of an increase in average rates of interest from 0.79% during the three months ended June 30, 2014, to 0.84% during the three months ended June 30, 2015.  A large portion of the Company's certificate of deposit portfolio matures within six to eighteen months and therefore reprices fairly quickly; this is consistent with the portfolio over the past several years.

Interest expense on time deposits increased $973,000 due to an increase in average balances from $984.0 million during the six months ended June 30, 2014, to $1.22 billion during the six months ended June 30, 2015.  Interest expense on time deposits increased $262,000 due to an increase in average rates from 0.79% during the six months ended June 30, 2014, to 0.84% during the six months ended June 30, 2014.  The reasons for these changes in the comparable six-month periods are the same as those described previously for the comparable three-month periods.

Interest Expense – FHLBank Advances, Short-term Borrowings and Structured Repo Borrowings and Subordinated Debentures Issued to Capital Trusts

During the three months ended June 30, 2015 compared to the three months ended June 30, 2014, interest expense on FHLBank advances decreased due to lower average rates of interest, partially offset by higher average balances.  Interest expense on FHLBank advances decreased $647,000 due to a decrease in average interest rates from 3.00% in the three months ended June 30, 2014, to 1.17% in the three months ended June 30, 2015.  The significant decrease in the average rate was due primarily to the repayment of $80 million of the Company's long-term higher-rate FHLBank advances in June 2014.  As of June 30, 2015, $152 million of the Company's $194 million of total FHLBank advances are short-term advances with very low interest rates.  Average short-term advances were $111.0 million for the three months ended June 30, 2015.  Average total advances were $142.5 million for the three months ended June 30, 2015. Partially offsetting the decrease in the average rate was an increase in interest expense on FHLBank advances of $53,000 due to an increase in average balances from $135.1 million during the three months ended June 30, 2014, to $142.5 million during the three months ended June 30, 2015.  This increase was primarily due to additional short-term FHLBank advances obtained by the Company during the three months ended June 30, 2015, to fund loan growth and for other short term funding needs.

During the six months ended June 30, 2015 compared to the six months ended June 30, 2014, interest expense on FHLBank advances decreased due to lower average rates of interest, partially offset by higher average balances.  Interest expense on FHLBank advances decreased $1.6 million due to a decrease in average interest rates from 3.06% in the six months ended June 30, 2014, to 0.99% in the six months ended June 30, 2015.  Interest expense on FHLBank advances increased $519,000 due to an increase in average balances from $130.8 million during the six months ended June 30, 2014, to $175.0 million during the six months ended June 30, 2015.  The reasons for these changes in the comparable six-month periods are the same as those described previously for the comparable three-month periods.  Average short-term advances were $143.4 million for the three months ended June 30, 2015.  Average total advances were $175.0 million for the six months ended June 30, 2015.

Interest expense on short-term and structured repo borrowings decreased $533,000 due to a decrease in average rates on short-term borrowings from 1.03% in the three months ended June 30, 2014, to 0.03% in the three months ended June 30, 2015.  The Company repaid $50 million of structured repurchase agreements in June 2014.  As there were no higher-rate structured repurchase agreements during the three-month period ended June 30, 2015, the average rate decreased significantly because the interest expense was all related to the lower-rate securities sold under repurchase agreements with customers.  Interest expense on short-term and structured repo borrowings increased $37,000 due to an increase in average balances from $199.6 million during the three months ended June 30, 2014, to $215.3 million during the three months ended June 30, 2015.

Interest expense on short-term and structured repo borrowings decreased $1.1 million due to a decrease in average rates on short-term borrowings from 1.06% in the six months ended June 30, 2014, to 0.03% in the six months ended June 30, 2015.  Interest expense on short-term and structured repo borrowings increased $76,000 due to an increase in average balances from $204.4 million during the six months ended June 30, 2014, to $220.0 million during the six months ended June 30, 2015.  The reasons for these changes in the comparable six-month periods are the same as those described previously for the comparable three-month periods.

During the three months ended June 30, 2015, compared to the three months ended June 30, 2014, interest expense on subordinated debentures issued to capital trusts increased $21,000 due to higher average interest rates.  The average interest rate was 1.80% in the three months ended June 30, 2014, compared to 2.08% in the three months ended June 30, 2015.  During the six months ended June 30, 2015, compared to the six months ended June 30, 2014, interest expense on subordinated debentures issued to capital trusts increased $37,000 due to higher average interest rates.  The average interest rate was 1.79% in the six months ended June 30, 2014, compared to 2.03% in the six months ended June 30, 2015.  These are variable-rate debentures which bear interest at an average rate of three-month LIBOR plus 1.57%, adjusting quarterly.

Net Interest Income

Net interest income for the three months ended June 30, 2015 increased $2.0 million to $42.0 million compared to $40.0 million for the three months ended June 30, 2014. Net interest margin was 4.53% in the three months ended June 30, 2015, compared to 4.69% in the three months ended June 30, 2014, a decrease of 16 basis points, or 3.4%.  In both three-month periods, the Company's margin was positively impacted by the increases in expected cash flows to be received from the FDIC-acquired loan pools and the resulting increase to accretable yield which were previously discussed in Note 8 of the Notes to Consolidated Financial Statements.  The positive impact of these changes in the three months ended June 30, 2015 and 2014 were increases in interest income of $7.3 million and $9.1 million, respectively, and increases in net interest margin of 78 basis points and 107 basis points, respectively.  Excluding the positive impact of the additional yield accretion, net interest margin increased 13 basis points when compared to the year-ago quarter.  The increase was primarily due to a decrease in interest expense on FHLBank advances and short-term borrowings, due to the payoff of FHLBank advances and structured repurchase agreements in June 2014.  In addition, the mix of assets has continued to change through an increase in the average balance of loans and a decrease in the average balance of investment securities.  Despite this, the Company has experienced decreases in yields on loans and investments, excluding the yield accretion income discussed above, when compared to the previous year.  Existing loans continue to repay, and in many cases new loans are originated at rates which are lower than the rates on those repaying loans and may be lower than existing average portfolio rates.  Our average yield on loans is higher than our average yield on investments.

The Company's overall average interest rate spread decreased 14 basis points, or 3.0%, from 4.58% during the three months ended June 30, 2014, to 4.44% during the three months ended June 30, 2015.  The decrease was due to a 28 basis point decrease in the weighted average yield on interest-earning assets and a 14 basis point decrease in the weighted average rate paid on interest-bearing liabilities. In comparing the two periods, the yield on loans decreased 78 basis points while the yield on investment securities and other interest-earning assets decreased 15 basis points. The rate paid on deposits increased two basis points, the rate paid on short-term borrowings decreased 100 basis points, the rate paid on FHLBank advances decreased 183 basis points, and the rate paid on subordinated debentures issued to capital trusts increased 28 basis points.

Net interest income for the six months ended June 30, 2015 increased $8.2 million to $86.1 million compared to $77.9 million for the six months ended June 30, 2014. Net interest margin was 4.67% in the six months ended June 30, 2015, compared to 4.68% in the six months ended June 30, 2014, a decrease of one basis point.  In both six-month periods, the Company's margin was positively impacted by the increases in cash flows expected to be received from the FDIC-acquired loan pools and the resulting increase to accretable yield which were previously discussed in Note 8 of the Notes to Consolidated Financial Statements.  The positive impact of these changes on the six months ended June 30, 2015 and 2014 were increases in interest income of $16.2 million and $17.0 million, respectively, and increases in net interest margin of 88 basis points and 102 basis points, respectively.  Excluding the positive impact of the additional yield accretion, net interest margin increased 13 basis points when compared to the year-ago period.

The Company's overall average interest rate spread increased two basis points from 4.57% during the six months ended June 30, 2014, to 4.59% during the six months ended June 30, 2015.  The increase was due to a 12 basis point decrease in the weighted average yield on interest-earning assets and a 14 basis point decrease in the weighted average rate paid on interest-bearing liabilities. In comparing the two periods, the yield on loans decreased 58 basis points while the yield on investment securities and other interest-earning assets decreased 10 basis points. The rate paid on deposits increased three basis points, the rate paid on short-term borrowings decreased 103 basis points, the rate paid on FHLBank advances decreased 207 basis points, and the rate paid on subordinated debentures issued to capital trusts increased 24 basis points.

The Company's net interest income and margin has been significantly impacted by additional yield accretion recognized in conjunction with updated estimates of the fair value of the loan pools acquired in the 2009, 2011 and

2012 FDIC-assisted transactions. On an on-going basis, the Company estimates the cash flows expected to be collected from the acquired loan pools. For each of the loan portfolios acquired, the cash flow estimates have increased, based on payment histories and reduced loss expectations of the loan pools. This resulted in increased income that was spread on a level-yield basis over the remaining expected lives of the loan pools. The increases in expected cash flows also reduced the amount of expected reimbursements under the loss sharing agreements with the FDIC, which are recorded as indemnification assets. Therefore, the expected indemnification assets have also been reduced each quarter since the fourth quarter of 2010, resulting in adjustments to be amortized on a comparable basis over the remainder of the loss sharing agreements or the remaining expected lives of the loan pools, whichever is shorter. No material estimated cash flows were recorded in the three months ended June 30, 2015, related to these loan pools.

In addition, beginning in the three months ended December 31, 2014, the Company's net interest income and margin has been impacted by additional yield accretion recognized in conjunction with updated estimates of the fair value of the loan pools acquired in the June 2014 Valley Bank FDIC-assisted transaction. Beginning with the three months ended December 31, 2014, the cash flow estimates have increased for certain of the Valley Bank loan pools primarily based on significant loan repayments and also due to collection of certain loans, thereby reducing loss expectations on certain of the loan pools. This resulted in increased income that was spread on a level-yield basis over the remaining expected lives of these loan pools. The Valley Bank transaction does not include a loss sharing agreement with the FDIC. Therefore, there is no related indemnification asset. The entire amount of the discount adjustment will be accreted to interest income over time with no offsetting impact to non-interest income. The amount of the Valley Bank discount adjustment accreted to interest income in the three and six months ended June 30, 2015 was $981,000 and $2.0 million, respectively, and is included in the impact on net interest income/net interest margin amount in the table included in Note 8 of the Notes to the Consolidated Financial Statements.

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

The provision for loan losses for the three months ended June 30, 2015, decreased $162,000 to $1.3 million when compared with the three months ended June 30, 2014.  The provision for loan losses for the six months ended June 30, 2015, decreased $554,000 to $2.6 million when compared with the six months ended June 30, 2014.   At June 30, 2015, the allowance for loan losses was $39.7 million, an increase of $1.3 million from December 31, 2014.  Total net charge-offs were $673,000 and $1.6 million for the three months ended June 30, 2015 and 2014, respectively.  One relationship made up $530,000 of the net charge-off total for the three months ended June 30, 2015.  Total net charge-offs were $1.3 million and $5.2 million for the six months ended June 30, 2015 and 2014, respectively.  For the six months ended June 30, 2015, three relationships made up $1.0 million of the total $1.3 million in net charge-offs.  The increase in the allowance for loan losses in the three months ended June 30, 2015, was primarily due to loan growth and smaller net charge-offs.  General market conditions, and more specifically, real estate absorption rates and unique circumstances related to individual borrowers and projects also contributed to the level of provisions and charge-offs.  As properties were categorized as potential problem loans, non-performing loans or foreclosed assets, evaluations were made of the values of these assets with corresponding charge-offs as appropriate.

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

The Bank's allowance for loan losses as a percentage of total loans, excluding loans covered by the FDIC loss sharing agreements, was 1.29% and 1.34% at June 30, 2015 and December 31, 2014, respectively. Management considers the allowance for loan losses adequate to cover losses inherent in the Company's loan portfolio at June 30, 2015, based on recent reviews of the Company's loan portfolio and current economic conditions. If economic conditions were to deteriorate or management's assessment of the loan portfolio were to change, it is possible that additional loan loss provisions would be required, thereby adversely affecting future results of operations and financial condition.

Non-performing Assets

Former TeamBank, Vantus Bank, Sun Security Bank and InterBank non-performing assets, including foreclosed assets, are not included in the totals or in the discussion of non-performing loans, potential problem loans and foreclosed assets below as they are, or were, subject to loss sharing agreements with the FDIC, which cover at least 80% of principal losses that may be incurred in these portfolios for the applicable terms under the agreements.  At June 30, 2015, there were no material non-performing assets that were previously covered, and are now not covered, under the TeamBank or Vantus Bank non-single-family loss sharing agreements.  In addition, FDIC-supported TeamBank, Vantus Bank, Sun Security Bank and InterBank assets were initially recorded at their estimated fair values as of their acquisition dates of March 20, 2009, September 4, 2009, October 7, 2011 and April 27, 2012, respectively.  The overall performance of the FDIC-covered loan pools acquired in 2009, 2011 and 2012 has been better than original expectations as of the acquisition dates.  Former Valley Bank loans are also excluded from the totals and the discussion of non-performing loans, potential problem loans and foreclosed assets below, although they are not covered by a loss sharing agreement.  Former Valley Bank loans are accounted for in pools and were recorded at their fair value at the time of the acquisition as of June 20, 2014; therefore, these loan pools are analyzed rather than the individual loans.

The loss sharing agreement for the non-single-family portion of the loans acquired in the TeamBank transaction ended on March 31, 2014. Any additional losses in that non-single-family portfolio will not be eligible for loss sharing coverage. At this time, the Company does not expect any material losses in this non-single-family loan portfolio, which totaled $19.5 million, net of discounts, at June 30, 2015.
The loss sharing agreement for the non-single-family portion of the loans acquired in the Vantus Bank transaction ended on September 30, 2014. Any additional losses in that non-single-family portfolio will not be eligible for loss sharing coverage. At this time, the Company does not expect any material losses in this non-single-family loan portfolio, which totaled $19.0 million, net of discounts, at June 30, 2015.
As a result of changes in balances and composition of the loan portfolio, changes in economic and market conditions that occur from time to time, and other factors specific to a borrower's circumstances, the level of non-performing assets will fluctuate.  Non-performing assets, excluding FDIC-covered non-performing assets and other FDIC-assisted acquired assets, at June 30, 2015, were $39.0 million, a decrease of $4.7 million from $43.7 million at December 31, 2014.  Non-performing assets, excluding FDIC-covered non-performing assets and other FDIC-assisted acquired assets, as a percentage of total assets, were 0.95% at June 30, 2015, compared to 1.11% at December 31, 2014 and 1.32% at June 30, 2014.

Compared to December 31, 2014, non-performing loans decreased $3.0 million to $5.1 million and foreclosed assets decreased $1.7 million to $33.9 million.  Non-performing commercial real estate loans comprised $2.7 million, or 52.3%, of the total $5.1 million of non-performing loans at June 30, 2015, a decrease of $2.0 million from December 31, 2014.  Non-performing one-to four-family residential loans comprised $1.2 million, or 22.8%, of the total non-performing loans at June 30, 2015, a decrease of $445,000 from December 31, 2014.  Non-performing consumer loans decreased $125,000 in the six months ended June 30, 2015, and were $992,000, or 19.4%, of the total non-performing loans at June 30, 2015.

Non-performing Loans.  Activity in the non-performing loans category during the six months ended June 30, 2015 was as follows:

	Beginning Balance, January 1	Additions to Non- Performing	Removed from Non- Performing	Transfers to Potential Problem Loans	Transfers to Foreclosed Assets	Charge- Offs	Payments	Ending Balance, June 30
	(In Thousands)
One- to four-family construction	$—	$—	$—	$—	$—	$—	$—	$—
Subdivision construction	—	109	—	—	—	(53)	—	56
Land development	255	12	—	(50)	—	(197)	(9)	11
Commercial construction	—	—	—	—	—	—	—	—
One- to four-family residential	1,610	469	(332)	(83)	(208)	(46)	(245)	1,165
Other residential	—	—	—	—	—	—	—	—
Commercial real estate	4,699	665	(187)	—	(2,225)	(2)	(280)	2,670
Commercial business	466	150	(56)	(35)	—	(243)	(67)	215
Consumer	1,117	754	(187)	(59)	(98)	(129)	(406)	992

Total	$8,147	$2,159	$(762)	$(227)	$(2,531)	$(670)	$(1,007)	$5,109

At June 30, 2015, the non-performing commercial real estate category included seven loans, one of which was added during the current period and was transferred from potential problem loans.  The largest relationship in this category, which was added in a previous period, totaled $1.7 million, or 62.6%, of the total category, and is collateralized by a theater property in Branson, Mo.  One property in this category totaling $2.0 million was transferred to foreclosed assets during the three months ended March 31, 2015.  The non-performing one- to four-family residential category included 19 loans, five of which were added during the current period.  There were 10 properties in the one-to four-family category which were removed from non-performing during the period.  The non-performing consumer category included 88 loans, 54 of which were added during the period.

Potential Problem Loans.  Compared to December 31, 2014, potential problem loans decreased $3.6 million, or 14.2%. This decrease was due to $1.9 million in payments from customers, $1.5 million in loans being removed from potential problem loans due to improvements in the credits, $602,000 in loans transferred to the non-performing category, $544,000 in charge-offs and $157,000 in loans transferred to foreclosed assets, partially offset by the addition of $1.2 million of loans to potential problem loans.  Potential problem loans are loans which management has identified through routine internal review procedures as having possible credit problems that may cause the borrowers difficulty in complying with the current repayment terms.  These loans are not reflected in non-performing assets, but are considered in determining the adequacy of the allowance for loan losses.  Activity in the potential problem loans category during the six months ended June 30, 2015, was as follows:

	Beginning Balance, January 1	Additions to Potential Problem	Removed from Potential Problem	Transfers to Non- Performing	Transfers to Foreclosed Assets	Charge- Offs	Payments	Ending Balance, June 30
	(In Thousands)
One- to four-family construction	$1,312	$70	$—	$—	$—	$—	$(915)	$467
Subdivision construction	4,252	404	(251)	(109)	—	—	(521)	3,775
Land development	5,857	—	(330)	—	—	—	—	5,527
Commercial construction	—	—	—	—	—	—	—	—
One- to four-family residential	1,906	172	(117)	—	(157)	(14)	(35)	1,755
Other residential	1,956	—	—	—	—	—	—	1,956
Commercial real estate	8,043	285	(670)	(472)	—	—	(74)	7,112
Commercial business	1,435	131	(180)	(21)	—	(530)	(353)	482
Consumer	214	171	—	—	—	—	(20)	365

Total	$24,975	$1,233	$(1,548)	$(602)	$(157)	$(544)	$(1,918)	$21,439

At June 30, 2015, the commercial real estate category of potential problem loans included six loans, one of which was added during the current period.  The largest relationship in this category had a balance of $4.8 million, or 67.6% of the total category.  The relationship is collateralized by properties located near Branson, Mo.  The land development category of potential problem loans included two loans, both of which were added during previous periods.  The largest relationship in this category totaled $3.8 million, or 69.5% of the total category, and is collateralized by property in the Branson, Mo., area.  The subdivision construction category of potential problem loans included seven loans, one of which was added during the current period.  The largest relationship in this category, which is made up of four loans, had a balance totaling $3.4 million, or 91.2% of the total category, and is collateralized by property in southwest Missouri.  The other residential category of potential problem loans included one loan which was added in a previous period, and is collateralized by properties located in the Branson, Mo., area.  The one- to four-family residential category of potential problem loans included 22 loans, all of which were added prior to 2015.  The commercial business category of potential problem loans included six loans, four of which were added in the current period.  The $530,000 charge-off in this category was related to one borrower.  The one-to four-family construction category of potential problem loans included three loans, all of which were to the same borrower, and all of which were added during 2014.  These loans were collateralized by property in southwest Missouri and were all originated prior to 2008.  These loans are part of the same borrower relationship as the $3.4 million relationship in the subdivision construction category noted above.

Foreclosed Assets.  Of the total $40.0 million of other real estate owned at June 30, 2015, $2.8 million represents the fair value of foreclosed assets covered by FDIC loss sharing agreements, $709,000 represents the fair value of foreclosed assets previously covered by FDIC loss sharing agreements, $539,000 represents the fair value of foreclosed assets acquired related to Valley Bank and not covered by loss sharing agreements, $43,000 represents the fair value of other assets related to acquired loans, and $2.0 million represents properties which were not acquired through foreclosure. The loss share covered and non-covered foreclosed and other assets acquired in the FDIC-assisted transactions and the properties not acquired through foreclosure are not included in the following table and discussion of foreclosed assets.  Because additions of foreclosed properties were less than sales, total foreclosed assets decreased.  Activity in foreclosed assets during the six months ended June 30, 2015, was as follows:

	Beginning Balance, January 1	Additions	Sales	Capitalized Costs	Write- Downs	Ending Balance, June 30
	(In Thousands)
One- to four-family construction	$223	$—	$(223)	$—	$—	$—
Subdivision construction	9,857	—	(280)	—	(91)	9,486
Land development	17,168	—	(1,066)	—	—	16,102
Commercial construction	—	—	—	—	—	—
One- to four-family residential	3,353	365	(1,710)	—	(22)	1,986
Other residential	2,625	—	(488)	13	—	2,150
Commercial real estate	1,632	2,225	(306)	—	—	3,551
Commercial business	59	—	(11)	—	—	48
Consumer	624	2,180	(2,251)	—	—	553

Total	$35,541	$4,770	$(6,335)	$13	$(113)	$33,876

At June 30, 2015, the land development category of foreclosed assets included 33 properties, the largest of which was located in northwest Arkansas and had a balance of $2.3 million, or 14.2% of the total category.  Of the total dollar amount in the land development category of foreclosed assets, 39.1% and 35.8% was located in northwest Arkansas and in the Branson, Mo., area, respectively, including the largest property previously mentioned.  The subdivision construction category of foreclosed assets included 30 properties, the largest of which was located in the St. Louis, Mo. metropolitan area and had a balance of $1.5 million, or 15.9% of the total category.  Of the total dollar amount in the subdivision construction category of foreclosed assets, 18.5% and 13.0% is located in Branson, Mo. and Springfield, Mo., respectively.  The commercial real estate category of foreclosed assets included seven properties, the largest of which was located in southeast Missouri and was added during the quarter ended March 31, 2015.  That property totaled $2.0 million, or 57.2% of the total category.  The other residential category of foreclosed assets included 11 properties, 10 of which were part of the same condominium community located in Branson, Mo., and had a balance of $1.8 million, or 83.7% of the total category.  The one-to four-family residential category of foreclosed assets included 14 properties, of which the largest relationship, with four properties in the Branson, Missouri area, had a balance of $651,000, or 32.8% of the total category.  Of the total dollar amount in the one-to- four-family category of foreclosed assets, 55.7% is located in Branson, Mo.

Non-interest Income

For the three months ended June 30, 2015, non-interest income decreased $7.2 million to $3.5 million when compared to the three months ended June 30, 2014, primarily as a result of the following increases and decreases:

Initial gain recognized on business acquisition: In the 2014 period, the Company recognized a preliminary one-time gain of $10.8 million (pre-tax) on the FDIC-assisted acquisition of Valley Bank, which occurred on June 20, 2014.

Excluding the gain referenced above, non-interest income increased $3.6 million when compared to the quarter ended June 30, 2014, primarily as a result of the following items:

Amortization of income related to business acquisitions:  The net amortization expense related to business acquisitions was $5.2 million for the quarter ended June 30, 2015, compared to $7.2 million for the quarter ended June 30, 2014.  The amortization expense for the quarter ended June 30, 2015, consisted of the following items:  $5.1 million of amortization expense related to the changes in cash flows expected to be collected from the FDIC-covered loan portfolios and $459,000 of amortization of the clawback liability.  Partially offsetting the expense was income from the accretion of the discount related to the indemnification assets for the Sun Security Bank and InterBank acquisitions of $357,000.

Other income:  Other income increased $704,000 compared to the prior year quarter.  The increase was primarily due to a $671,000 net gain on the sale of fixed assets from the sale of a banking center building in Nebraska.  Currently, this banking center is still operating under a lease agreement.  The Company plans to build a replacement banking center.

Late charges and fees on loans:  Late charges and fees on loans increased $497,000 compared to the prior year quarter.  The increase was primarily due to yield maintenance payments received on 11 commercial loan prepayments, totaling $487,000.

Gains on sales of single-family loans: Gains on sales of single-family loans increased $451,000 compared to the prior year quarter.  This increase was due to an increase in originations of fixed-rate loans in the 2015 period.  Generally, fixed rate single-family loans originated are subsequently sold in the secondary market.

Service charges and ATM fees:  Service charges and ATM fees increased $298,000 compared to the prior year quarter, primarily due to an increase in fee income from the additional accounts acquired in the Valley Bank transaction in June 2014.

Net realized gains on sales of available-for-sale securities:  Gains on sales of available-for-sale securities decreased $569,000 compared to the prior year quarter.  This was due to the sale of all of the Company's Small Business Administration securities in June 2014, which produced a gain of $569,000.  There were no securities sold in the 2015 quarter.

For the six months ended June 30, 2015, non-interest income decreased $8.2 million to $3.4 million when compared to the six months ended June 30, 2014, primarily as a result of the following increases and decreases:

Initial gain recognized on business acquisition: In the 2014 period, the Company recognized a preliminary one-time gain of $10.8 million (pre-tax) on the FDIC-assisted acquisition of Valley Bank, which occurred on June 20, 2014.

Excluding the gain referenced above, non-interest income increased $2.6 million when compared to the six months ended June 30, 2014, primarily as a result of the following items:

Amortization of income related to business acquisitions:  The net amortization expense related to business acquisitions was $12.1 million for the six months ended June 30, 2015, compared to $13.6 million for the six months ended June 30, 2014.  The amortization expense for the six months ended June 30, 2015, consisted of the following items:  $11.1 million of amortization expense related to the changes in cash flows expected to be collected from the FDIC-covered loan portfolios and $945,000 of amortization of the clawback liability.  In addition, the Company collected amounts on various problem assets acquired from the FDIC totaling $891,000. Under the loss sharing agreements, 80% of these collected amounts must be remitted to the FDIC; therefore, the Company recorded a liability and related expense of $713,000. Partially offsetting the expense was income from the accretion of the discount related to the indemnification assets for the Sun Security Bank and InterBank acquisitions of $853,000.

Gains on sales of single-family loans: Gains on sales of single-family loans increased $842,000 compared to the prior year period.  This increase was due to an increase in originations of fixed-rate loans in the 2015 period.  Generally, fixed rate single-family loans originated are subsequently sold in the secondary market.

Service charges and ATM fees:  Service charges and ATM fees increased $774,000 compared to the prior year period, primarily due to an increase in fee income from the additional accounts acquired in the Valley Bank transaction in June 2014.

Late charges and fees on loans:  Late charges and fees on loans increased $531,000 compared to the prior year period.  The increase was primarily due to yield maintenance payments received on 12 commercial loan prepayments, totaling $547,000.

Net realized gains on sales of available-for-sale securities:  Gains on sales of available-for-sale securities decreased $642,000 compared to the prior year period.  This was due to the sale of all of the Company's Small Business Administration securities in June 2014, which produced a gain of $569,000, and other securities sold in the 2014 period.  There were no securities sold in the 2015 period.

Other Income:  Other income decreased $607,000 compared to the prior year period.  The decrease was primarily due to non-recurring debit card-related income of $1.0 million recognized during the 2014 period, partially offset by a $671,000 net gain on the sale of fixed assets from the sale of a banking center building in Nebraska.

Non-interest Expense

For the three months ended June 30, 2015, non-interest expense decreased $6.5 million to $27.9 million when compared to the three months ended June 30, 2014, primarily as a result of the following items:

Other Operating Expenses:  Other operating expenses decreased $7.6 million, to $2.2 million, in the three months ended June 30, 2015 compared to the prior year period primarily due to $7.4 million in prepayment penalties paid in June 2014 as the Company elected to repay $130 million of its FHLBank advances and structured repo borrowings prior to their maturity.

Expense on foreclosed assets:  Expense on foreclosed assets decreased $1.0 million compared to the prior year period primarily due to the write-down of $940,000 of one foreclosed asset during the 2014 period.

Partially offsetting the decrease in non-interest expense was an increase in the following items:

Expenses related to operations of former Valley Bank:  The Company incurred approximately $587,000 of additional non-interest expenses during the three months ended June 30, 2015 compared to the three months ended June 30, 2014, in connection with the operations of former Valley Bank banking centers and related banking activities, acquired through the FDIC in June 2014.  Total Valley Bank non-interest expenses related to operations were $1.2 million for the three months ended June 30, 2015, compared to $610,000 of acquisition-related expenses in the three months ended June 30, 2014.  The additional expenses for the 2015 period included approximately $134,000 of compensation expense, approximately $244,000 of net occupancy expense and approximately $191,000 of computer and equipment expense.

Advertising:  Advertising expense increased $312,000 for the three months ended June 30, 2015, when compared to the prior year period, due to additional marketing campaigns across the franchise in the current year period, including new markets, sponsorships in the Quad Cities market and the opening of the new banking center in Columbia, Mo.

For the six months ended June 30, 2015, non-interest expense decreased $5.1 million to $55.2 million when compared to the six months ended June 30, 2014, primarily as a result of the following items:

Other Operating Expenses:  Other operating expenses decreased $7.6 million, to $3.9 million, in the six months ended June 30, 2015 compared to the prior year period primarily due to $7.4 million in prepayment penalties paid in June

2014 as the Company elected to repay $130 million of its FHLBank advances and structured repo borrowings prior to their maturity.

Expense on foreclosed assets:  Expense on foreclosed assets decreased $1.5 million compared to the prior year period primarily due to write-downs of foreclosed assets during the 2014 period, including the write-down of $940,000 of one foreclosed asset during the 2014 period.

Partially offsetting the decrease in non-interest expense was an increase in the following items:

Expenses related to operations of former Valley Bank:  The Company incurred approximately $1.9 million of additional non-interest expenses during the six months ended June 30, 2015 compared to the six months ended June 30, 2014, in connection with the operations of former Valley Bank banking centers and related banking activities, which was acquired through the FDIC in June 2014.  Total Valley Bank non-interest expenses related to operations were $2.5 million for the six months ended June 30, 2015, compared to $610,000 of acquisition-related expenses in the six months ended June 30, 2014.  Those additional expenses included approximately $606,000 of compensation expense, approximately $590,000 of net occupancy expense and approximately $477,000 of computer and equipment expense.

The Company's efficiency ratio for the three months ended June 30, 2015, was 61.47% compared to 67.98% for the same period in 2014.  The efficiency ratio for the six months ended June 30, 2015, was 61.64% compared to 67.37% for the same period in 2014.  The improvement in the ratio in the 2015 three and six month periods was primarily due to the increase in net interest income, which is discussed above, and the decrease in non-interest expense, partially offset by the decrease in non-interest income.  The Company's ratio of non-interest expense to average assets decreased from 3.64% and 3.24% for the three and six months ended June 30, 2014, respectively, to 2.75% and 2.71% for the three and six months ended June 30, 2015, respectively.  The decrease in the current three and six month period ratios was primarily due to the increase in average assets in the 2015 period compared to the 2014 period, and the decrease in non-interest expense as discussed above.  Average assets for the three months ended June 30, 2015, increased $288.1 million, or 7.6%, from the three months ended June 30, 2014, primarily due to the Valley Bank acquisition in June 2014, and organic loan growth, partially offset by decreases in investment securities and other interest-earning assets and FDIC indemnification assets.  Average assets for the six months ended June 30, 2015, increased $348.8 million, or 9.4%, from the six months ended June 30, 2014, due to the same reasons noted for the three month period.

Provision for Income Taxes

For the three months ended June 30, 2015 and 2014, the Company's effective tax rate was 26.0% and 25.0%, respectively, which was lower than the statutory federal tax rate of 35%, due primarily to the effects of certain investment tax credits utilized and to tax-exempt investments and tax-exempt loans which reduced the Company's effective tax rate.  For the six months ended June 30, 2015 and 2014, the Company's effective tax rate was 25.5% and 23.7%, respectively, which was lower than the statutory federal tax rate of 35%, due primarily to the effects of certain investment tax credits utilized and to tax-exempt investments and tax-exempt loans which reduced the Company's effective tax rate.  In future periods, the Company expects its effective tax rate typically will be 24-26% of pre-tax net income, assuming it continues to maintain or increase its use of investment tax credits. The Company's effective tax rate may fluctuate as it is impacted by the level and timing of the Company's utilization of tax credits and the level of tax-exempt investments and loans and the overall level of pretax income.

Average Balances, Interest Rates and Yields

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. Average balances of loans receivable include the average balances of non-accrual loans for each period. Interest income on loans includes interest received on non-accrual loans on a cash basis.  Interest income on loans includes the amortization of net loan fees which were deferred in accordance with accounting standards.  Fees included in interest income were $1.1 million and $590,000 for the three months ended June 30, 2015 and 2014, respectively.  Fees included in interest income were $2.1 million and $1.2 million for the six months ended June 30, 2015 and 2014, respectively.  Tax-exempt income was not calculated on a tax equivalent basis. The table does not reflect any effect of income taxes.

	June 30, 2015(2)	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014
	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
		(Dollars in thousands)
Interest-earning assets:
Loans receivable: (1)
One- to four-family residential	4.46%	$463,299	$8,898	7.70%	$456,554	$10,236	8..99%
Other residential	4.45	424,328	5,238	4.95	356,701	5,233	5.88
Commercial real estate	4.32	1,061,020	12,701	4.80	898,858	11,842	5.28
Construction	3.76	327,457	3,663	4.49	231,718	2,627	4.55
Commercial business	4.54	331,352	4,418	5.35	283,555	3,882	5.49
Other loans	5.09	551,563	8,434	6.13	365,441	6,947	7.63
Industrial revenue bonds	5.22	42,540	595	5.61	46,762	645	5.53

Total loans receivable	4.59	3,201,559	43,947	5.51	2,639,589	41,412	6.29

Investment securities(1)	2.71	346,868	1,713	1.98	542,415	2,867	2.12
Other interest-earning assets	0.17	170,798	74	0.17	237,091	105	0.18

Total interest-earning assets	4.23	3,719,225	45,734	4.93	3,419,095	44,384	5.21
Non-interest-earning assets:
Cash and cash equivalents		106,642			88,038
Other non-earning assets		244,899			275,525
Total assets		$4,070,766			$3,782,658

Interest-bearing liabilities:
Interest-bearing demand and savings	0.21	$1,427,920	501	0.14	$1,468,150	806	0.22
Time deposits	0.83	1,252,921	2,632	0.84	990,641	1,946	0.79
Total deposits	0.51	2,680,841	3,133	0.47	2,458,791	2,752	0.45
Short-term borrowings and structured repurchase agreements	0.02	215,290	16	0.03	199,633	512	1.03
Subordinated debentures issued to capital trusts	1.84	30,929	160	2.08	30,929	139	1.80
FHLBank advances	0.92	142,510	416	1.17	135,054	1,010	3.00

Total interest-bearing liabilities	0.51	3,069,570	3,725	0.49	2,824,407	4,413	0.63
Non-interest-bearing liabilities:
Demand deposits		538,016			541,222
Other liabilities		26,174			19,615
Total liabilities		3,633,760			3,385,244
Stockholders' equity		437,006			397,414
Total liabilities and stockholders' equity		$4,070,766			$3,782,658

Net interest income:
Interest rate spread	3.72%		$42,009	4.44%		$39,971	4.58%
Net interest margin*				4.53%			4.69%
Average interest-earning assets to average interest-bearing liabilities		121.2%			121.1%

_____________________
*	Defined as the Company's net interest income divided by total interest-earning assets.

(1)
Of the total average balances of investment securities, average tax-exempt investment securities were $79.4 million and $88.0 million for the three months ended June 30, 2015 and 2014, respectively. In addition, average tax-exempt loans and industrial revenue bonds were $36.2 million and $37.4 million for the three months ended June 30, 2015 and 2014, respectively. Interest income on tax-exempt assets included in this table was $877,000 and $1.3 million for the three months ended June 30, 2015 and 2014, respectively. Interest income net of disallowed interest expense related to tax-exempt assets was $829,000 and $1.3 million for the three months ended June 30, 2015 and 2014, respectively.

(2)
The yield on loans at June 30, 2015 does not include the impact of the accretable yield (income) on loans acquired in the FDIC-assisted transactions.  See "Net Interest Income" for a discussion of the effect on results of operations for the three months ended June 30, 2015.

	June 30, 2015(2)	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
		(Dollars in thousands)
Interest-earning assets:
Loans receivable:
One- to four-family residential	4.46%	$463,003	$18,808	8.19%	$448,136	$19,357	8.71%
Other residential	4.45	425,140	10,867	5.15	356,293	10,550	5.97
Commercial real estate	4.32	1,048,226	25,378	4.88	884,700	23,722	5.41
Construction	3.76	323,320	7,399	4.61	221,454	5,232	4.76
Commercial business	4.54	327,772	9,653	5.94	277,331	7,466	5.43
Other loans	5.09	539,471	16,590	6.20	347,539	13,111	7.61
Industrial revenue bonds (1)	5.22	43,305	1,201	5.59	46,333	1,283	5.58

Total loans receivable	4.59	3,170,237	89,896	5.72	2,581,786	80,721	6.30

Investment securities (1)	2.71	358,525	3,595	2.02	550,525	5,775	2.12
Other interest-earning assets	0.17	188,820	149	0.16	228,448	183	0.16

Total interest-earning assets	4.23	3,717,582	93,640	5.08	3,360,759	86,679	5.20
Non-interest-earning assets:
Cash and cash equivalents		105,311			90,172
Other non-earning assets		249,567			272,729
Total assets		$4,072,460			$3,723,660

Interest-bearing liabilities:
Interest-bearing demand and savings	0.21	$1,429,979	1,222	0.17	$1,423,822	1,576	0.22
Time deposits	0.83	1,221,338	5,072	0.84	983,977	3,837	0.79
Total deposits	0.51	2,651,317	6,294	0.48	2,407,799	5,413	0.45
Short-term borrowings and structured repurchase agreements	0.02	219,973	37	0.03	204,416	1,069	1.06
Subordinated debentures issued to capital trusts	1.84	30,929	312	2.03	30,929	275	1.79
FHLBank advances	0.92	174,967	863	0.99	130,779	1,984	3.06

Total interest-bearing liabilities	0.51	3,077,186	7,506	0.49	2,773,923	8,741	0.63
Non-interest-bearing liabilities:
Demand deposits		537,834			535,786
Other liabilities		25,412			20,846
Total liabilities		3,640,432			3,330,555
Stockholders' equity		432,028			393,105
Total liabilities and stockholders' equity		$4,072,460			$3,723,660

Net interest income:
Interest rate spread	3.72%		$86,134	4.59%		$77,938	4.57%
Net interest margin*				4.67%			4.68%
Average interest-earning assets to average interest-bearing liabilities		120.8%			121.2%

_____________________
*	Defined as the Company's net interest income divided by total interest-earning assets.

(1)
Of the total average balances of investment securities, average tax-exempt investment securities were $81.6 million and $88.6 million for the six months ended June 30, 2015 and 2014, respectively. In addition, average tax-exempt loans and industrial revenue bonds were $36.6 million and $37.0 million for the six months ended June 30, 2015 and 2014, respectively. Interest income on tax-exempt assets included in this table was $2.2 million and $2.6 million for the six months ended June 30, 2015 and 2014, respectively. Interest income net of disallowed interest expense related to tax-exempt assets was $2.1 million and $2.5 million for the six months ended June 30, 2015 and 2014, respectively.

(2)
The yield on loans at June 30, 2015 does not include the impact of the accretable yield (income) on loans acquired in the FDIC-assisted transactions.  See "Net Interest Income" for a discussion of the effect on results of operations for the six months ended June 30, 2015.

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

	Three Months Ended June 30,
	2015 vs. 2014
	Increase (Decrease) Due to

			Total Increase (Decrease)
	Rate	Volume
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$(5,587)	$8,122	$2,535
Investment securities	(178)	(976)	(1,154)
Other interest-earning assets	(2)	(29)	(31)
Total interest-earning assets	(5,767)	7,117	1,350
Interest-bearing liabilities:
Demand deposits	(283)	(22)	(305)
Time deposits	142	544	686
Total deposits	(141)	522	381
Short-term borrowings and structured repo	(533)	37	(496)
Subordinated debentures issued to capital trust	21	—	21
FHLBank advances	(647)	53	(594)
Total interest-bearing liabilities	(1,300)	612	(688)
Net interest income	$(4,467)	$6,505	$2,038

	Six Months Ended June 30,
	2015 vs. 2014
	Increase (Decrease) Due to

			Total Increase (Decrease)
	Rate	Volume
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$(8,008)	$17,183	$9,175
Investment securities	(245)	(1,935)	(2,180)
Other interest-earning assets	(3)	(31)	(34)
Total interest-earning assets	(8,256)	15,217	6,961
Interest-bearing liabilities:
Demand deposits	(361)	7	(354)
Time deposits	262	973	1,235
Total deposits	(99)	980	881
Short-term borrowings and structured repo	(1,108)	76	(1,032)
Subordinated debentures issued to capital trust	37	—	37
FHLBank advances	(1,640)	519	(1,121)
Total interest-bearing liabilities	(2,810)	1,575	(1,235)
Net interest income	$(5,446)	$13,642	$8,196

Liquidity

Liquidity is a measure of the Company's ability to generate sufficient cash to meet present and future financial obligations in a timely manner through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. These obligations include the credit needs of customers, funding deposit withdrawals, and the day-to-day operations of the Company. Liquid assets include cash, interest-bearing deposits with financial institutions and certain investment securities and loans. The Company manages its ability to generate liquidity primarily through liability funding in such a way that it believes it maintains overall liquidity sufficient to satisfy its depositors' withdrawal demands and meet its borrowers' credit needs. At June 30, 2015, the Company had commitments of approximately $191.6 million to fund loan originations, $509.0 million of unused lines of credit and unadvanced loans, and $28.7 million of outstanding letters of credit.

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

At June 30, 2015, the Company had these available secured lines and on-balance sheet liquidity:

Federal Home Loan Bank line	$563.7 million
Federal Reserve Bank line	$627.3 million
Cash and cash equivalents	$269.2 million
Unpledged securities	$59.7 million

Statements of Cash Flows. During both the six months ended June 30, 2015 and 2014, the Company had positive cash flows from operating activities.  Cash flows from investing activities were negative for the six months ended June 30, 2015 and were positive for the six months ended June 30, 2014.  Cash flows from financing activities were positive for the six months ended June 30, 2015 and were negative for the six months ended June 30, 2014.

Cash flows from operating activities for the periods covered by the Statements of Cash Flows have been primarily related to changes in accrued and deferred assets, credits and other liabilities, the provision for loan losses, depreciation, impairments of investment securities, gains on sales of investment securities and the amortization of deferred loan origination fees and discounts (premiums) on loans and investments, all of which are non-cash or non-operating adjustments to operating cash flows. Net income adjusted for non-cash and non-operating items and the origination and sale of loans held for sale were the primary source of cash flows from operating activities. Operating activities provided cash flows of $38.3 million and $24.5 million during the six months ended June 30, 2015 and 2014, respectively.

During the six months ended June 30, 2015 and 2014, respectively, investing activities used cash of $119.1 million and provided cash of $99.5 million, primarily due to the net increase in loans for each of the six-month periods and the repayment and sale of investment securities.  Investing activities provided cash in the 2014 period as the Company received cash of $189.4 million related to business acquisitions.

Changes in cash flows from financing activities during the periods covered by the Statements of Cash Flows are due to changes in deposits after interest credited, changes in FHLBank advances, changes in short-term borrowings and changes in structured repurchase agreements, as well as dividend payments to stockholders and the exercise of common stock options.  Financing activities provided cash of $131.4 million and used cash of $128.7 million during the six months ended June 30, 2015 and 2014, respectively. Financing activities in the future are expected to primarily include changes in deposits, changes in FHLBank advances, changes in short-term borrowings and dividend payments to stockholders.

Capital Resources

Management continuously reviews the capital position of the Company and the Bank to ensure compliance with minimum regulatory requirements, as well as to explore ways to increase capital either by retained earnings or other means.

At June 30, 2015, the Company's total stockholders' equity was $437.6 million, or 10.6% of total assets. At June 30, 2015, common stockholders' equity was $379.6 million, or 9.2% of total assets, equivalent to a book value of $27.51 per common share. Total stockholders' equity at December 31, 2014, was $419.7 million, or 10.6% of total assets. At December 31, 2014, common stockholders' equity was $361.8 million, or 9.2% of total assets, equivalent to a book value of $26.30 per common share.

At June 30, 2015, the Company's tangible common equity to total assets ratio was 9.1%, compared to 9.0% at December 31, 2014. The Company's tangible common equity to total risk-weighted assets ratio was 11.1% at June 30, 2015, compared to 10.9% at December 31, 2014.

Banks are required to maintain minimum risk-based capital ratios. These ratios compare capital, as defined by the risk-based regulations, to assets adjusted for their relative risk as defined by the regulations. Under current guidelines, which became effective January 1, 2015, banks must have a minimum common equity Tier 1 capital ratio of 4.50% (new requirement), a minimum Tier 1 risk-based capital ratio of 6.00% (increased from 4.00%), a minimum total risk-based capital ratio of 8.00%, and a minimum Tier 1 leverage ratio of 4.00%. To be considered "well capitalized," banks must have a minimum common equity Tier 1 capital ratio of 6.50% (new requirement), a minimum Tier 1 risk-based capital ratio of 8.00% (increased from 6.00%), a minimum total risk-based capital ratio of 10.00%, and a minimum Tier 1 leverage ratio of 5.00%. On June 30, 2015, the Bank's common equity Tier 1 capital ratio was 11.5%, its Tier 1 risk-based capital ratio was 11.5%, its total risk-based capital ratio was 12.7% and its Tier 1 leverage ratio was 9.6%. As a result, as of June 30, 2015, the Bank was well capitalized, with capital ratios in excess of those required to qualify as such.

The Federal Reserve Board has established capital regulations for bank holding companies that generally parallel the capital regulations for banks. On June 30, 2015, the Company's common equity Tier 1 capital ratio was 11.0%, its Tier 1 risk-based capital ratio was 13.6%, its total risk-based capital ratio was 14.8% and its Tier 1 leverage ratio was 11.3%. To be considered well capitalized, a bank holding company must have a Tier 1 risk-based capital ratio of at least 6.00% and a total risk-based capital ratio of at least 10.00%.  As of June 30, 2015, the Company was considered well capitalized, with capital ratios in excess of those required to qualify as such.

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

The SBLF Preferred Stock qualifies as Tier 1 capital.  The holder of the SBLF Preferred Stock is entitled to receive non-cumulative dividends, payable quarterly, on each January 1, April 1, July 1 and October 1.  The dividend rate, as a percentage of the liquidation amount, can fluctuate between one percent (1%) and five percent (5%) per annum on a quarterly basis during the first 10 quarters during which the SBLF Preferred Stock is outstanding, based upon changes in the level of "Qualified Small Business Lending" or "QSBL" (as defined in the Purchase Agreement) by the Bank over the adjusted baseline level calculated under the terms of the SBLF Preferred Stock ($249.7 million).  Based upon the increase in the Bank's level of QSBL over the adjusted baseline level, the dividend rate has been 1.0%.  For the tenth calendar quarter through four and one half years after issuance, the dividend rate will be fixed at between one percent (1%) and seven percent (7%) based upon the level of qualifying loans.  The Company has reached the eleventh calendar quarter and the dividend rate will be 1.0% until four and one half years after the issuance, which is March 2016.  After four and one half years from issuance, the dividend rate will increase to 9% (including a quarterly lending incentive fee of 0.5%).

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

Dividends. During the three months ended June 30, 2015, the Company declared a common stock cash dividend of $0.22 per share, or 26% of net income per diluted common share for that three month period, and paid a common stock cash dividend of $0.20 per share (which was declared in March 2015).  During the three months ended June 30, 2014, the Company declared a common stock cash dividend of $0.20 per share, or 25% of net income per diluted common share for that three month period, and paid a common stock cash dividend of $0.20 per share (which was declared in March 2014).  During the six months ended June 30, 2015, the Company declared a common stock cash dividend of $0.42 per share, or 25% of net income per diluted common share for that six month period, and paid a common stock cash dividend of $0.40 per share.  During the six months ended June 30, 2014, the Company declared a common stock cash dividend of $0.40 per share, or 28% of net income per diluted common share for that six month period, and paid a common stock cash dividend of $0.38 per share.  The Board of Directors meets regularly to consider the level and the timing of dividend payments.  The $0.22 per share dividend declared but unpaid as of June 30, 2015, was paid to stockholders in July 2015.  In addition, the Company paid preferred dividends as described below.

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

Under the terms of the SBLF Preferred Stock, the Company may only declare and pay a dividend on the common stock or other stock junior to the SBLF Preferred Stock, or repurchase shares of any such class or series of stock, if, after payment of such dividend, or after giving effect to such repurchase, (i) the dollar amount of the Company's Tier 1 Capital would be at least equal to the "Tier 1 Dividend Threshold" and (ii) full dividends on all outstanding shares of SBLF Preferred Stock for the most recently completed dividend period have been or are contemporaneously declared and paid.  As of June 30, 2015, we satisfied this condition.

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

Common Stock Repurchases and Issuances. The Company has been in various buy-back programs since May 1990. Our ability to repurchase common stock  is currently limited, but allowed, under the terms of the SBLF preferred stock as noted above, under "-Dividends" and was previously generally precluded due to our participation in the CPP beginning in December 2008.  During the three and six months ended June 30, 2015, the Company did not repurchase any shares of its common stock.  During the three and six months ended June 30, 2014, the Company repurchased 17,000 shares of its common stock at an average price of $28.30 per share. During the three months ended June 30, 2015, the Company issued 27,533 shares of stock at an average price of $26.89 per share to cover stock option exercises.  During the three months ended June 30, 2014, the Company issued 10,085 shares of stock at an average price of $23.49 per share to cover stock option exercises. During the six months ended June 30, 2015, the Company issued 46,303 shares of stock at an average price of $25.23 per share to cover stock option exercises.  During the six months ended June 30, 2014, the Company issued 27,971 shares of stock at an average price of $20.69 per share to cover stock option exercises.

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

The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained despite fluctuations in prevailing interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time. The difference, or the interest rate repricing "gap," provides an indication of the extent to which an institution's interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities repricing during the same period, and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets during the same period. Generally, during a period of rising interest rates, a negative gap within shorter repricing periods would adversely affect net interest income, while a positive gap within shorter repricing periods would result in an increase in net interest income. During a period of falling interest rates, the opposite would be true. As of June 30, 2015, Great Southern's internal interest rate risk models indicate that, generally, rising interest rates are expected to have a positive impact on the Company's net interest income, while declining interest rates would have a negative impact on net interest income. We model various interest rate scenarios for rising and falling rates, including both parallel and non-parallel shifts in rates. The results of our modeling indicate that net interest income is not likely to be materially affected either positively or negatively in the first twelve months following a rate change, regardless of any changes in interest rates, because our portfolios are relatively well matched in a twelve-month horizon. The effects of interest rate changes, if any, are expected to be more impacting to net interest income in the 12 to 36 months following a rate change. In June 2014, $130 million of fixed rate borrowings were repaid. Excess liquidity and proceeds from the sale of certain investment securities were used to fund these repayments. The results of our net interest income modeling were not materially affected by these transactions. As the Federal Funds rate is now very low, the Company's interest rate floors have been reached on most of its "prime rate" loans.

As discussed under "General-Net Interest Income and Interest Rate Risk Management," at June 30, 2015 and December 31, 2014, there were $422 million and $484 million, respectively, of adjustable rate loans which were tied to a prime rate of interest which had interest rate floors. In addition, Great Southern has elected to leave its "Great Southern Prime Rate" at 5.00% for those loans that are indexed to "Great Southern Prime" rather than a national prime rate of interest. Included in those prime-based loans at June 30, 2015 and December 31, 2014, there were $157 million and $200 million, respectively, of loans indexed to "Great Southern Prime." While these interest rate floors and, to a lesser extent, the utilization of the "Great Southern Prime" rate have helped keep the rate on our loan portfolio higher in this very low interest rate environment, they will also reduce the positive effect to our loan rates when market interest rates, specifically the "prime rate," begin to increase. The interest rate on these loans will not increase until the loan floors are reached. Also, a significant portion of our retail certificates of deposit mature in the next twelve months and we expect that they will be replaced with new certificates of deposit at similar interest rates to those that are maturing.

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

ITEM 4. CONTROLS AND PROCEDURES

We maintain a system of disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) that is designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate. An evaluation of our disclosure controls and procedures was carried out as of June 30, 2015, under the supervision and with the participation of our principal executive officer, principal financial officer and several other members of our senior management. Our principal executive officer and principal financial officer concluded that, as of June 30, 2015, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the principal executive officer and principal financial officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There were no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) under the Act) that occurred during the quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As indicated below, no shares were purchased during the three months ended June 30, 2015.

	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan(1)

April 1, 2015 – April 30, 2015	—	$—	—	378,562
May 1, 2015 – May 31, 2015	—	—	—	378,562
June 1, 2015 – June 30, 2015	—	—	—	378,562
	—	$—	—

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

Great Southern Bancorp, Inc.
Registrant
Date: August 7, 2015	/s/ Joseph W. Turner
Joseph W. Turner President and Chief Executive Officer (Principal Executive Officer)
Date: August 7, 2015	/s/ Rex A. Copeland
Rex A. Copeland Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

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

None.

(101)
Attached as Exhibit 101 are the following financial statements from the Great Southern Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated statements of financial condition, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows and (v) notes to consolidated financial statements.