Form 10-Q
period 2015-09-30
GREAT SOUTHERN BANCORP INC
filed 2015-11-06
CIK 854560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES ACT OF 1934

For the Quarterly Period Ended September 30, 2015

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
Yes /  /   No /X/

The number of shares outstanding of each of the registrant's classes of common stock: 13,869,823 shares of common stock, par value $.01, outstanding at November 4, 2015.

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except number of shares)

	SEPTEMBER 30,	DECEMBER 31,
	2015	2014
	(Unaudited)
ASSETS
Cash	$107,194	$109,052
Interest-bearing deposits in other financial institutions	125,450	109,595
Cash and cash equivalents	232,644	218,647
Available-for-sale securities	273,245	365,506
Held-to-maturity securities (fair value $389 – September 2015;
$499 - December 2014)	353	450
Mortgage loans held for sale	9,806	14,579
Loans receivable, net of allowance for loan losses of
$39,878 – September 2015; $38,435 - December 2014	3,269,963	3,038,848
FDIC indemnification asset	27,572	44,334
Interest receivable	11,041	11,219
Prepaid expenses and other assets	56,151	60,452
Other real estate owned, net	35,125	45,838
Premises and equipment, net	127,948	124,841
Goodwill and other intangible assets	6,196	7,508
Investment in Federal Home Loan Bank stock	11,444	16,893
Current and deferred income taxes	9,150	2,219
Total Assets	$4,070,638	$3,951,334

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$3,246,740	$2,990,840
Federal Home Loan Bank advances	164,569	271,641
Securities sold under reverse repurchase agreements with customers	148,117	168,993
Short-term borrowings	1,307	42,451
Subordinated debentures issued to capital trusts	25,774	30,929
Accrued interest payable	961	1,067
Advances from borrowers for taxes and insurance	8,007	4,929
Accounts payable and accrued expenses	27,566	20,739
Total Liabilities	3,623,041	3,531,589
Stockholders' Equity:
Capital stock
Serial preferred stock – $.01 par value; authorized 1,000,000 shares; issued and outstanding September 2015 and December 2014 - 57,943 shares, $1,000 liquidation amount	57,943	57,943
Common stock, $.01 par value; authorized 20,000,000 shares; issued and outstanding September 2015 – 13,861,037 shares;
December 2014 - 13,754,806 shares	139	138
Additional paid-in capital	24,136	22,345
Retained earnings	359,224	332,283
Accumulated other comprehensive income	6,155	7,036
Total Stockholders' Equity	447,597	419,745
Total Liabilities and Stockholders' Equity	$4,070,638	$3,951,334

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
	THREE MONTHS ENDED SEPTEMBER 30,
	2015	2014
	(Unaudited)
INTEREST INCOME
Loans	$44,103	$44,948
Investment securities and other	1,652	2,659
TOTAL INTEREST INCOME	45,755	47,607
INTEREST EXPENSE
Deposits	3,500	2,884
Federal Home Loan Bank advances	468	461
Short-term borrowings and repurchase agreements	14	13
Subordinated debentures issued to capital trusts	248	143
TOTAL INTEREST EXPENSE	4,230	3,501
NET INTEREST INCOME	41,525	44,106
PROVISION FOR LOAN LOSSES	1,703	945
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	39,822	43,161

NON-INTEREST INCOME
Commissions	400	284
Service charges and ATM fees	5,162	5,168
Net realized gains on sales of loans	1,079	1,543
Net realized gains on sales of available-for-sale securities	2	321
Late charges and fees on loans	371	248
Gain (loss) on derivative interest rate products	(133)	10
Amortization of income/expense related to business acquisitions	(3,326)	(6,463)
Other income	1,565	667
TOTAL NON-INTEREST INCOME	5,120	1,778

NON-INTEREST EXPENSE
Salaries and employee benefits	15,078	14,884
Net occupancy and equipment expense	7,546	6,172
Postage	1,042	935
Insurance	837	940
Advertising	545	522
Office supplies and printing	328	393
Telephone	806	695
Legal, audit and other professional fees	586	1,389
Expense on foreclosed assets	616	982
Partnership tax credit investment amortization	420	420
Other operating expenses	2,210	2,066
TOTAL NON-INTEREST EXPENSE	30,014	29,398

INCOME BEFORE INCOME TAXES	14,928	15,541

PROVISION FOR INCOME TAXES	3,732	3,951

NET INCOME	11,196	11,590

Preferred stock dividends	145	145
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$11,051	$11,445

	THREE MONTHS ENDED SEPTEMBER 30,
	2015	2014
BASIC EARNINGS PER COMMON SHARE	$0.80	$0.84
DILUTED EARNINGS PER COMMON SHARE	$0.79	$0.83
DIVIDENDS DECLARED PER COMMON SHARE	$0.22	$0.20

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
	NINE MONTHS ENDED SEPTEMBER 30,
	2015	2014
	(Unaudited)
INTEREST INCOME
Loans	$133,999	$125,669
Investment securities and other	5,396	8,617
TOTAL INTEREST INCOME	139,395	134,286
INTEREST EXPENSE
Deposits	9,794	8,297
Federal Home Loan Bank advances	1,331	2,446
Short-term borrowings and repurchase agreements	51	1,082
Subordinated debentures issued to capital trusts	560	418
TOTAL INTEREST EXPENSE	11,736	12,243
NET INTEREST INCOME	127,659	122,043
PROVISION FOR LOAN LOSSES	4,303	4,099
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	123,356	117,944

NON-INTEREST INCOME
Commissions	981	910
Service charges and ATM fees	14,833	14,064
Net realized gains on sales of loans	3,078	2,700
Net realized gains on sales of available-for-sale securities	2	963
Late charges and fees on loans	1,482	827
Gain (loss) on derivative interest rate products	(112)	(223)
Initial gain recognized on business acquisition	—	10,805
Amortization of income/expense related to business acquisitions	(15,380)	(20,061)
Other income	3,638	3,347
TOTAL NON-INTEREST INCOME	8,522	13,332

NON-INTEREST EXPENSE
Salaries and employee benefits	44,261	41,371
Net occupancy and equipment expense	19,715	16,786
Postage	2,843	2,572
Insurance	2,672	2,820
Advertising	1,728	1,690
Office supplies and printing	1,043	1,050
Telephone	2,338	2,112
Legal, audit and other professional fees	1,873	3,230
Expense on foreclosed assets	1,319	3,173
Partnership tax credit investment amortization	1,260	1,300
Other operating expenses	6,153	13,585
TOTAL NON-INTEREST EXPENSE	85,205	89,689

INCOME BEFORE INCOME TAXES	46,673	41,587

PROVISION FOR INCOME TAXES	11,821	10,125

NET INCOME	34,852	31,462

Preferred stock dividends	435	435
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$34,417	$31,027

	NINE MONTHS ENDED SEPTEMBER 30,
	2015	2014
BASIC EARNINGS PER COMMON SHARE	$2.49	$2.27
DILUTED EARNINGS PER COMMON SHARE	$2.46	$2.25
DIVIDENDS DECLARED PER COMMON SHARE	$0.64	$0.60

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	THREE MONTHS ENDED SEPTEMBER 30,
	2015	2014
	(Unaudited)
Net Income	$11,196	$11,590

Unrealized appreciation on available-for-sale securities, net
of taxes of $160 and $127, for 2015 and 2014, respectively	281	236

Reclassification adjustment for gains included in net income,
net of taxes of $(1) and $(112), for 2015 and 2014, respectively	(1)	(209)

Change in fair value of cash flow hedge, net of taxes of $6
and $29, for 2015 and 2014, respectively	10	53

Comprehensive Income	$11,486	$11,670

	NINE MONTHS ENDED SEPTEMBER 30,
	2015	2014
	(Unaudited)
Net Income	$34,852	$31,462

Unrealized appreciation (depreciation) on available-for-sale securities, net
of taxes (credit) of $(221) and $2,805, for 2015 and 2014, respectively	(785)	5,209

Reclassification adjustment for gains included in net income,
net of taxes of $(1) and $(337), for 2015 and 2014, respectively	(1)	(626)

Change in fair value of cash flow hedge, net of taxes (credit) of $(59)
and $(67), for 2015 and 2014, respectively	(95)	(90)

Comprehensive Income	$33,971	$35,955

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	NINE MONTHS ENDED SEPTEMBER 30,
	2015	2014
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$34,852	$31,462
Proceeds from sales of loans held for sale	126,859	101,872
Originations of loans held for sale	(122,166)	(122,252)
Items not requiring (providing) cash:
Depreciation	8,088	6,410
Amortization of other assets	2,572	2,385
Compensation expense for stock option grants	395	409
Provision for loan losses	4,303	4,099
Net gains on loan sales	(3,078)	(2,700)
Net gains on sale of available-for-sale investment securities	(2)	(963)
Net gains on sale of premises and equipment	(561)	(46)
(Gain) loss on sale of foreclosed assets	(694)	1,360
Gain on redemption of trust preferred securities	(1,115)	—
Initial gain recognized on business acquisition	—	(10,805)
Amortization of deferred income, premiums, discounts
and fair value adjustments	8,711	17,023
Loss on derivative interest rate products	112	223
Deferred income taxes	(7,357)	(4,370)
Changes in:
Interest receivable	178	1,232
Prepaid expenses and other assets	8,370	4,187
Accounts payable and accrued expenses	4,781	2,685
Income taxes refundable/payable	707	1,744
Net cash provided by operating activities	64,955	33,955
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(139,782)	(243,837)
Purchase of loans	(95,720)	(73,244)
Cash received from acquisitions	—	189,437
Cash received from FDIC loss sharing reimbursements	2,390	7,532
Purchase of premises and equipment	(12,839)	(11,598)
Proceeds from sale of premises and equipment	2,205	198
Proceeds from sale of foreclosed assets	17,888	17,661
Capitalized costs on foreclosed assets	(20)	(95)
Proceeds from sales of available-for-sale investment securities	56,167	179,204
Proceeds from maturing investment securities	110	110
Proceeds from called investment securities	6,143	6,235
Principal reductions on mortgage-backed securities	48,137	78,228
Purchase of available-for-sale securities	(21,339)	(40,661)
Redemption (purchase) of Federal Home Loan Bank stock	5,449	(2,191)
Net cash provided by (used in) investing activities	(131,211)	106,979
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in certificates of deposit	199,842	(89,219)
Net increase (decrease) in checking and savings deposits	56,502	(106,924)
Proceeds from Federal Home Loan Bank advances	5,277,500	2,517,000
Repayments of Federal Home Loan Bank advances	(5,384,548)	(2,450,300)
Net increase (decrease) in short-term borrowings	(62,020)	36,307
Repayments of structured repurchase agreements	—	(50,000)
Advances from borrowers for taxes and insurance	3,078	3,395
Redemption of trust preferred securities	(3,885)	—
Dividends paid	(8,976)	(8,371)
Purchase of company stock	—	(512)
Stock options exercised	2,760	1,151
Net cash provided by (used in) financing activities	80,253	(147,473)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	13,997	(6,539)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	218,647	227,925
CASH AND CASH EQUIVALENTS, END OF PERIOD	$232,644	$221,386
See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Great Southern Bancorp, Inc. (the "Company" or "Great Southern") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The financial statements presented herein reflect all adjustments which are, in the opinion of management, necessary to fairly present the financial condition, results of operations and cash flows of the Company for the periods presented. Those adjustments consist only of normal recurring adjustments. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the full year. The consolidated statement of financial condition of the Company as of December 31, 2014, has been derived from the audited consolidated statement of financial condition of the Company as of that date.   Certain prior period amounts have been reclassified to conform to the current period presentation.  These reclassifications had no effect on net income.

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

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606):  Deferral of the Effective Date, which deferred the effective date of ASU 2014-09.  In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606): Summary and Amendments that Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs—Contracts with Customers (Subtopic 340-40). The guidance in this Update supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the industry topics of the codification. For public companies, the original Update was to be effective for interim and annual periods beginning after December 15, 2016.  The current ASU states that the provisions of ASU 2014-09 should be applied to annual reporting periods, including interim periods, beginning after December 15, 2017.  The Company is currently assessing the impact that this guidance will have on its consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis.  The update changes the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIE) or voting interest entities (VOE), and consolidation conclusions could change for entities that are already considered VIEs.  The update also eliminates both the consolidation model specific to limited partnerships and the current presumption that a general partner controls a limited partnership.  The Company is currently assessing the impact that this guidance may have, if any, on its consolidated financial statements.

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

NOTE 5: EARNINGS PER SHARE
	Three Months Ended September 30,
	2015	2014
	(In Thousands, Except Per Share Data)
Basic:
Average shares outstanding	13,840	13,696
Net income available to common stockholders	$11,051	$11,445
Per common share amount	$0.80	$0.84

Diluted:
Average shares outstanding	13,840	13,696
Net effect of dilutive stock options – based on the treasury
stock method using average market price	178	89
Diluted shares	14,018	13,785
Net income available to common stockholders	$11,051	$11,445
Per common share amount	$0.79	$0.83

	Nine Months Ended September 30,
	2015	2014
	(In Thousands, Except Per Share Data)
Basic:
Average shares outstanding	13,815	13,693
Net income available to common stockholders	$34,417	$31,027
Per common share amount	$2.49	$2.27

Diluted:
Average shares outstanding	13,815	13,693
Net effect of dilutive stock options – based on the treasury
stock method using average market price	178	75
Diluted shares	13,993	13,768
Net income available to common stockholders	$34,417	$31,027
Per common share amount	$2.46	$2.25

Options outstanding at September 30, 2015 and 2014, to purchase 7,250 and 118,600 shares of common stock, respectively, were not included in the computation of diluted earnings per common share for each of the three and nine month periods because such options' exercise prices were greater than the average market prices of the common shares for the three and nine months ended September 30, 2015 and 2014, respectively.

NOTE 6: INVESTMENT SECURITIES

	September 30, 2015
		Gross	Gross		Tax
	Amortized	Unrealized	Unrealized	Fair	Equivalent
	Cost	Gains	Losses	Value	Yield
	(In Thousands)

AVAILABLE-FOR-SALE SECURITIES:
U.S. government agencies	$20,000	$—	$17	$19,983	2.00%
Mortgage-backed securities	169,293	2,756	119	171,930	1.97
States and political subdivisions	72,984	4,876	7	77,853	5.71
Equity securities	847	2,632	—	3,479	—
	$263,124	$10,264	$143	$273,245	3.00%

HELD-TO-MATURITY SECURITIES:
States and political subdivisions	$353	$36	$—	$389	7.37%

	December 31, 2014
		Gross	Gross		Tax
	Amortized	Unrealized	Unrealized	Fair	Equivalent
	Cost	Gains	Losses	Value	Yield
	(In Thousands)

AVAILABLE-FOR-SALE SECURITIES:
U.S. government agencies	$20,000	$—	$486	$19,514	2.00%
Mortgage-backed securities	254,294	4,325	821	257,798	1.97
States and political subdivisions	79,237	5,810	7	85,040	5.76
Equity securities	847	2,307	—	3,154	—
	$354,378	$12,442	$1,314	$365,506	2.82%

HELD-TO-MATURITY SECURITIES:
States and political subdivisions	$450	$49	$—	$499	7.37%

The amortized cost and fair value of available-for-sale securities at September 30, 2015, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In Thousands)

One year or less	$—	$—
After one through five years	616	652
After five through ten years	3,290	3,455
After ten years	89,078	93,729
Securities not due on a single maturity date	169,293	171,930
Equity securities	847	3,479

	$263,124	$273,245

The held-to-maturity securities at September 30, 2015, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In Thousands)

After one through five years	$353	$389

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at September 30, 2015 and December 31, 2014, respectively, was approximately $32.0 million and $106.0 million, which is approximately 11.7% and 29.0% of the Company's combined available-for-sale and held-to-maturity investment portfolio, respectively.

Based on an evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these debt securities are temporary at September 30, 2015.

The following table shows the Company's gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2015 and December 31, 2014:

	September 30, 2015
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)

U.S. government agencies	$20,000	$(17)	$—	$—	$20,000	$(17)
Mortgage-backed securities	1,402	(19)	9,693	(100)	11,095	(119)
State and political
subdivisions	—	—	913	(7)	913	(7)
	$21,402	$(36)	$10,606	$(107)	$32,008	$(143)

	December 31, 2014
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)

U.S. government agencies	$—	—	$20,000	$(486)	$20,000	$(486)
Mortgage-backed securities	40,042	(328)	45,056	(493)	85,098	(821)
State and political
subdivisions	—	—	925	(7)	925	(7)
	$40,042	$(328)	$65,981	$(986)	$106,023	$(1,314)

Gross gains of $503,000 and $503,000 and gross losses of $501,000 and $501,000 resulting from sales of available-for-sale securities were realized for the three and nine months ended September 30, 2015.  Gross gains of $656,000 and $1.3 million and gross losses of $335,000 and $335,000 resulting from sales of available-for-sale securities were realized for the three and nine months ended September 30, 2014.  Gains and losses on sales of securities are determined on the specific-identification method.

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

During the three and nine months ended September 30, 2015, no securities were determined to have impairment that was other than temporary.

Credit Losses Recognized on Investments.  There were no debt securities that have experienced fair value deterioration due to credit losses, as well as due to other market factors, but are not otherwise other-than-temporarily impaired.

Amounts Reclassified Out of Accumulated Other Comprehensive Income.  Amounts reclassified from accumulated other comprehensive income and the affected line items in the statements of income during the three and nine months ended September 30, 2015 and 2014, were as follows:

	Amounts Reclassified from Other Comprehensive Income Three Months Ended September 30,		Affected Line Item in the Statements of Income
	2015	2014
	(In Thousands)

Unrealized gains on available-			Net realized gains on available-
for-sale securities	$2	$321	for-sale securities
			(Total reclassified amount before tax)
Income Taxes	(1)	(112)	Provision for income taxes
Total reclassifications out of accumulated
other comprehensive income	$1	$209

	Amounts Reclassified from Other Comprehensive Income Nine Months Ended September 30,		Affected Line Item in the Statements of Income
	2015	2014
	(In Thousands)

Unrealized gains on available-			Net realized gains on available-
for-sale securities	$2	$963	for-sale securities
			(Total reclassified amount before tax)
Income Taxes	(1)	(337)	Provision for income taxes
Total reclassifications out of accumulated
other comprehensive income	$1	$626

NOTE 7: LOANS AND ALLOWANCE FOR LOAN LOSSES

	September 30,	December 31,
	2015	2014
	(In Thousands)

One- to four-family residential construction	$39,160	$40,361
Subdivision construction	44,008	28,593
Land development	47,165	52,096
Commercial construction	448,571	392,929
Owner occupied one- to four-family residential	99,730	87,549
Non-owner occupied one- to four-family residential	150,410	143,051
Commercial real estate	1,041,645	945,876
Other residential	407,945	392,414
Commercial business	411,258	354,012
Industrial revenue bonds	38,241	41,061
Consumer auto	403,677	323,353
Consumer other	76,647	78,029
Home equity lines of credit	75,768	66,272
Acquired FDIC-covered loans, net of discounts	249,544	286,608
Acquired loans no longer covered by FDIC loss sharing agreements,
net of discounts	36,642	49,945
Acquired non-covered loans, net of discounts	100,345	121,982
	3,670,756	3,404,131
Undisbursed portion of loans in process	(357,789)	(323,572)
Allowance for loan losses	(39,878)	(38,435)
Deferred loan fees and gains, net	(3,126)	(3,276)
	$3,269,963	$3,038,848

Weighted average interest rate	4.54%	4.66%

Classes of loans by aging were as follows:
	September 30, 2015
							Total Loans
			Past Due				> 90 Days
	30-59 Days	60-89 Days	90 Days	Total Past		Total Loans	Past Due and
	Past Due	Past Due	or More	Due	Current	Receivable	Still Accruing
	(In Thousands)
One- to four-family
residential construction	$—	$—	$—	$—	$39,160	$39,160	$—
Subdivision construction	—	—	—	—	44,008	44,008	—
Land development	4,028	—	113	4,141	43,024	47,165	—
Commercial construction	—	—	—	—	448,571	448,571	—
Owner occupied one- to four-
family residential	198	394	769	1,361	98,369	99,730	127
Non-owner occupied one- to
four-family residential	103	96	559	758	149,652	150,410	254
Commercial real estate	6,590	—	3,955	10,545	1,031,100	1,041,645	—
Other residential	—	—	—	—	407,945	407,945	—
Commercial business	238	—	287	525	410,733	411,258	—
Industrial revenue bonds	—	—	—	—	38,241	38,241	—
Consumer auto	2,566	612	632	3,810	399,867	403,677	—
Consumer other	1,040	115	528	1,683	74,964	76,647	—
Home equity lines of credit	182	87	261	530	75,238	75,768	—
Acquired FDIC-covered
loans, net of discounts	837	1,539	13,119	15,495	234,049	249,544	761
Acquired loans no longer
covered by loss sharing
agreements, net of
discounts	117	—	38	155	36,487	36,642	—
Acquired non-covered loans,
net of discounts	405	450	5,756	6,611	93,734	100,345	74
	16,304	3,293	26,017	45,614	3,625,142	3,670,756	1,216
Less FDIC-supported loans,
and acquired non-covered
loans, net of discounts	1,359	1,989	18,913	22,261	364,270	386,531	835

Total	$14,945	$1,304	$7,104	$23,353	$3,260,872	$3,284,225	$381

	December 31, 2014
							Total Loans
						Total	> 90 Days Past
	30-59 Days	60-89 Days	Over 90	Total Past		Loans	Due and
	Past Due	Past Due	Days	Due	Current	Receivable	Still Accruing
	(In Thousands)
One- to four-family
residential construction	$—	$—	$—	$—	$40,361	$40,361	$—
Subdivision construction	109	—	—	109	28,484	28,593	—
Land development	110	—	255	365	51,731	52,096	—
Commercial construction	—	—	—	—	392,929	392,929	—
Owner occupied one- to four-
family residential	2,037	441	1,029	3,507	84,042	87,549	170
Non-owner occupied one- to
four-family residential	583	—	296	879	142,172	143,051	—
Commercial real estate	6,887	—	4,699	11,586	934,290	945,876	187
Other residential	—	—	—	—	392,414	392,414	—
Commercial business	59	—	411	470	353,542	354,012	—
Industrial revenue bonds	—	—	—	—	41,061	41,061	—
Consumer auto	1,801	244	316	2,361	320,992	323,353	—
Consumer other	1,301	260	801	2,362	75,667	78,029	397
Home equity lines of credit	89	—	340	429	65,843	66,272	22
Acquired FDIC-covered loans, net of discounts	6,236	1,062	16,419	23,717	262,891	286,608	194
Acquired loans no longer covered by FDIC loss sharing agreements,
net of discounts	754	46	243	1,043	48,902	49,945	—
Acquired non-covered loans, net of discounts	2,638	640	11,248	14,526	107,456	121,982	—
	22,604	2,693	36,057	61,354	3,342,777	3,404,131	970
Less FDIC-supported loans,
and acquired non-covered loans, net of discounts	9,628	1,748	27,910	39,286	419,249	458,535	194

Total	$12,976	$945	$8,147	$22,068	$2,923,528	$2,945,596	$776

Nonaccruing loans (excluding FDIC-supported loans, net of discount and acquired non-covered loans, net of discount) are summarized as follows:

	September 30,	December 31,
	2015	2014
	(In Thousands)

One- to four-family residential construction	$—	$—
Subdivision construction	—	—
Land development	113	255
Commercial construction	—	—
Owner occupied one- to four-family residential	642	859
Non-owner occupied one- to four-family residential	305	296
Commercial real estate	3,955	4,512
Other residential	—	—
Commercial business	287	411
Industrial revenue bonds	—	—
Consumer auto	632	316
Consumer other	528	404
Home equity lines of credit	261	318

Total	$6,723	$7,371

The following table presents the activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2015.  Also presented are the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of September 30, 2015:

	One- to Four-
	Family
	Residential and	Other	Commercial	Commercial	Commercial
	Construction	Residential	Real Estate	Construction	Business	Consumer	Total
	(In Thousands)
Allowance for loan losses
Balance July 1, 2015	$3,886	$3,342	$20,191	$3,288	$3,992	$4,999	$39,698
Provision (benefit) charged to expense	515	162	(284)	(158)	728	740	1,703
Losses charged off	—	—	(803)	(132)	(193)	(1,312)	(2,440)
Recoveries	36	12	32	81	45	711	917
Balance September 30, 2015	$4,437	$3,516	$19,136	$3,079	$4,572	$5,138	$39,878

Balance January 1, 2015	$3,455	$2,941	$19,773	$3,562	$3,679	$5,025	$38,435
Provision (benefit) charged to expense	961	546	(45)	(348)	1,618	1,571	4,303
Losses charged off	(66)	(2)	(807)	(329)	(968)	(3,394)	(5,566)
Recoveries	87	31	215	194	243	1,936	2,706
Balance September 30, 2015	$4,437	$3,516	$19,136	$3,079	$4,572	$5,138	$39,878

Ending balance:

Individually evaluated for
impairment	$763	$—	$3,340	$1,405	$473	$311	$6,292
Collectively evaluated for
impairment	$2,907	$3,497	$15,398	$1,491	$3,943	$4,509	$31,745
Loans acquired and
accounted for under ASC
310-30	$767	$19	$398	$183	$156	$318	$1,841

Loans
Individually evaluated for
impairment	$8,558	$9,567	$32,232	$7,416	$2,701	$2,016	$62,490
Collectively evaluated for
impairment	$324,750	$398,378	$1,009,413	$488,320	$446,798	$554,076	$3,221,735
Loans acquired and
accounted for under ASC
310-30	$199,047	$43,268	$81,832	$6,149	$11,617	$44,618	$386,531

The following table presents the activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2014:
	One- to Four-
	Family
	Residential and	Other	Commercial	Commercial	Commercial
	Construction	Residential	Real Estate	Construction	Business	Consumer	Total
	(In Thousands)
Allowance for loan losses
Balance July 1, 2014	$5,073	$1,723	$16,476	$8,249	$2,582	$3,979	$38,082
Provision (benefit) charged to expense	(1,647)	545	2,838	(2,499)	632	1,076	945
Losses charged off	(106)	—	(520)	(1)	(50)	(1,107)	(1,784)
Recoveries	120	14	170	24	—	510	838
Balance September 30, 2014	$3,440	$2,282	$18,964	$5,773	$3,164	$4,458	$38,081

Balance January 1, 2014	$6,235	$2,678	$16,939	$4,464	$6,451	$3,349	$40,116
Provision (benefit) charged to expense	(1,280)	(423)	2,704	1,263	(619)	2,454	4,099
Losses charged off	(1,803)	(2)	(1,239)	(131)	(2,737)	(2,891)	(8,803)
Recoveries	288	29	560	177	69	1,546	2,669
Balance September 30, 2014	$3,440	$2,282	$18,964	$5,773	$3,164	$4,458	$38,081

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

Impaired loans (excluding FDIC-supported loans, net of discount and acquired non-covered loans, net of discount), are summarized as follows:

	September 30, 2015
		Unpaid
	Recorded	Principal	Specific
	Balance	Balance	Allowance
	(In Thousands)

One- to four-family residential construction	$712	$712	$—
Subdivision construction	2,531	2,535	218
Land development	7,416	7,421	1,405
Commercial construction	—	—	—
Owner occupied one- to four-family residential	3,462	3,732	411
Non-owner occupied one- to four-family residential	1,853	2,064	134
Commercial real estate	32,232	33,618	3,340
Other residential	9,567	9,567	—
Commercial business	2,701	2,783	473
Industrial revenue bonds	—	—	—
Consumer auto	725	762	109
Consumer other	861	993	129
Home equity lines of credit	430	456	73

Total	$62,490	$64,643	$6,292

	Three Months Ended		Nine Months Ended
	September 30, 2015		September 30, 2015
	Average		Average
	Investment	Interest	Investment	Interest
	in Impaired	Income	in Impaired	Income
	Loans	Recognized	Loans	Recognized
	(In Thousands)

One- to four-family residential construction	$634	$7	$755	$35
Subdivision construction	3,749	32	4,218	99
Land development	7,425	72	7,425	204
Commercial construction	—	—	—	—
Owner occupied one- to four-family residential	3,424	44	3,696	132
Non-owner occupied one- to four-family residential	1,739	30	1,737	75
Commercial real estate	28,026	559	26,979	1,189
Other residential	9,612	106	9,711	286
Commercial business	2,058	62	2,163	109
Industrial revenue bonds	—	—	—	—
Consumer auto	626	19	502	40
Consumer other	732	30	628	63
Home equity lines of credit	395	7	402	20

Total	$58,420	$968	$58,216	$2,252

	At or for the Year Ended December 31, 2014
				Average
		Unpaid		Investment	Interest
	Recorded	Principal	Specific	in Impaired	Income
	Balance	Balance	Allowance	Loans	Recognized
	(In Thousands)

One- to four-family residential construction	$1,312	$1,312	$—	$173	$76
Subdivision construction	4,540	4,540	344	2,593	226
Land development	7,601	8,044	1,507	9,691	292
Commercial construction	—	—	—	—	—
Owner occupied one- to four-family
residential	3,747	4,094	407	4,808	212
Non-owner occupied one- to four-family
residential	1,889	2,113	78	4,010	94
Commercial real estate	28,641	30,781	1,751	29,808	1,253
Other residential	9,804	9,804	—	10,469	407
Commercial business	2,725	2,750	823	2,579	158
Industrial revenue bonds	—	—	—	2,644	—
Consumer auto	420	507	63	219	37
Consumer other	629	765	94	676	71
Home equity lines of credit	431	476	75	461	25

Total	$61,739	$65,186	$5,142	$68,131	$2,851

	September 30, 2014
		Unpaid
	Recorded	Principal	Specific
	Balance	Balance	Allowance
	(In Thousands)

One- to four-family residential construction	$—	$—	$—
Subdivision construction	2,304	4,716	373
Land development	7,791	8,224	1,514
Commercial construction	—	—	—
Owner occupied one- to four-family residential	4,366	5,064	517
Non-owner occupied one- to four-family residential	4,614	4,837	450
Commercial real estate	28,899	30,210	1,736
Other residential	10,203	10,203	—
Commercial business	2,150	2,173	596
Industrial revenue bonds	2,976	4,288	—
Consumer auto	175	227	26
Consumer other	635	764	95
Home equity lines of credit	446	473	77

Total	$64,559	$71,179	$5,384

	Three Months Ended		Nine Months Ended
	September 30, 2014		September 30, 2014
	Average		Average
	Investment	Interest	Investment	Interest
	in Impaired	Income	in Impaired	Income
	Loans	Recognized	Loans	Recognized
	(In Thousands)

One- to four-family residential construction	$121	$—	$59	$—
Subdivision construction	2,207	8	2,549	38
Land development	7,650	70	10,403	213
Commercial construction	—	—	—	—
Owner occupied one- to four-family residential	4,665	56	5,100	168
Non-owner occupied one- to four-family residential	4,550	53	4,137	163
Commercial real estate	29,531	298	30,204	988
Other residential	10,304	86	10,665	296
Commercial business	2,163	31	2,657	99
Industrial revenue bonds	3,362	192	2,998	192
Consumer auto	216	4	182	11
Consumer other	678	15	690	57
Home equity lines of credit	415	6	461	20

Total	$65,862	$819	$70,105	$2,245

At September 30, 2015, $24.7 million of impaired loans had specific valuation allowances totaling $6.3 million.  At December 31, 2014, $20.0 million of impaired loans had specific valuation allowances totaling $5.1 million.

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

The following tables present newly restructured loans during the three and nine months ended September 30, 2015 by type of modification:
	Three Months Ended September 30, 2015
				Total
	Interest Only	Term	Combination	Modification
	(In Thousands)

Mortgage loans on real estate:
One -to four- family residential	$—	$48	$158	$206
Commercial business	—	1,095	—	1,095
Consumer	—	21	—	21

	$—	$1,164	$158	$1,322

	Nine Months Ended September 30, 2015
				Total
	Interest Only	Term	Combination	Modification
	(In Thousands)

Mortgage loans on real estate:
One -to four- family residential	$—	$257	$158	$415
Commercial real estate	—	115	—	115
Commercial business	—	1,095	—	1,095
Consumer	—	69	—	69

	$—	$1,536	$158	$1,694

At September 30, 2015, the Company had $46.2 million of loans that were modified in troubled debt restructurings and impaired, as follows:  $7.9 million of construction and land development loans, $13.5 million of single family and multi-family residential mortgage loans, $22.5 million of commercial real estate loans, $2.0 million of commercial business loans and $299,000 of consumer loans.  Of the total troubled debt restructurings at September 30, 2015, $42.8 million were accruing interest and $11.2 million were classified as substandard using the Company's internal grading system, which is described below.  The Company had no troubled debt restructurings which were modified in the previous 12 months and subsequently defaulted during the nine months ended September 30, 2015.  When loans modified as troubled debt restructuring have subsequent payment defaults, the defaults are factored into the determination of the allowance for loan losses to ensure specific valuation allowances reflect amounts considered uncollectible.  At December 31, 2014, the Company had $47.6 million of loans that were modified in troubled debt restructurings and impaired, as follows:  $8.3 million of construction and land development loans, $13.8 million of single family and multi-family residential mortgage loans, $23.3 million of commercial real estate loans, $1.9 million of commercial business loans and $324,000 of consumer loans.  Of the total troubled debt restructurings at December 31, 2014, $39.2 million were accruing interest and $18.3 million were classified as substandard using the Company's internal grading system.

During the three months ended September 30, 2015, loans designated as troubled debt restructurings totaling $17,000 of consumer loans met the criteria for placement back on accrual status.  During the nine months ended September 30, 2015, loans designated as troubled debt restructurings totaling $785,000 met the criteria for placement back on accrual status.  The $785,000 consisted of $711,000 of residential mortgage loans, $29,000 of commercial business loans, $39,000 of consumer loans and $6,000 of construction and land development loans.  The criteria is generally a minimum of six months of payment performance under original or modified terms.
The Company reviews the credit quality of its loan portfolio using an internal grading system that classifies loans as "Satisfactory," "Watch," "Special Mention," "Substandard" and "Doubtful."  Substandard loans are characterized by the distinct possibility that the Bank will sustain some loss if certain deficiencies are not corrected.  Doubtful loans are those having all the weaknesses inherent to those classified Substandard with the added characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.  Special mention loans possess potential weaknesses that deserve management's close attention but do not expose the Bank to a degree of risk that warrants substandard classification.  Loans classified as watch are being monitored because of indications of potential weaknesses or deficiencies that may require future classification as special mention or substandard.  Loans not meeting any of the criteria previously described are considered satisfactory.  The FDIC-covered loans are evaluated using this internal grading system.  These loans are accounted for in pools and are currently substantially covered through loss sharing agreements with the FDIC.  Minimal adverse classification in the loan pools was identified as of September 30, 2015 and December 31, 2014, respectively.  The acquired non-covered loans are also evaluated using this internal grading system.  These loans are accounted for in pools and minimal adverse classification in the loan pools was identified as of September 30, 2015 and December 31, 2014, respectively.  See Note 8 for further discussion of the acquired loan pools and loss sharing agreements.
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

The loan grading system is presented by loan class below:

	September 30, 2015
			Special
	Satisfactory	Watch	Mention	Substandard	Doubtful	Total
	(In Thousands)
One- to four-family residential
construction	$38,449	$—	$—	$711	$—	$39,160
Subdivision construction	40,120	1,996	—	1,892	—	44,008
Land development	36,204	5,324	—	5,637	—	47,165
Commercial construction	448,571	—	—	—	—	448,571
Owner occupied one- to four-
family residential	97,614	592	—	1,524	—	99,730
Non-owner occupied one- to four-
family residential	148,744	518	—	1,148	—	150,410
Commercial real estate	1,005,628	18,438	—	17,579	—	1,041,645
Other residential	395,512	10,477	—	1,956	—	407,945
Commercial business	409,198	1,302	—	758	—	411,258
Industrial revenue bonds	38,241	—	—	—	—	38,241
Consumer auto	403,008	—	—	669	—	403,677
Consumer other	75,928	—	—	719	—	76,647
Home equity lines of credit	75,343	—	—	425	—	75,768
Acquired FDIC-covered loans,
net of discounts	249,515	—	—	29	—	249,544
Acquired loans no longer covered
by FDIC loss sharing
agreements, net of discounts	36,506	—	—	136	—	36,642
Acquired non-covered loans,
net of discounts	98,493	—	—	1,852	—	100,345

Total	$3,597,074	$38,647	$—	$35,035	$—	$3,670,756

	December 31, 2014
			Special
	Satisfactory	Watch	Mention	Substandard	Doubtful	Total
	(In Thousands)
One- to four-family residential
construction	$39,049	$—	$—	$1,312	$—	$40,361
Subdivision construction	24,269	21	—	4,303	—	28,593
Land development	41,035	5,000	—	6,061	—	52,096
Commercial construction	392,929	—	—	—	—	392,929
Owner occupied one- to-four-
family residential	85,041	745	—	1,763	—	87,549
Non-owner occupied one- to-
four-family residential	141,198	580	—	1,273	—	143,051
Commercial real estate	901,167	32,155	—	12,554	—	945,876
Other residential	380,811	9,647	—	1,956	—	392,414
Commercial business	351,744	423	—	1,845	—	354,012
Industrial revenue bonds	40,037	1,024	—	—	—	41,061
Consumer auto	323,002	—	—	351	—	323,353
Consumer other	77,507	3	—	519	—	78,029
Home equity lines of credit	65,841	—	—	431	—	66,272
Acquired FDIC-covered loans,
net of discounts	286,049	—	—	559	—	286,608
Acquired loans no longer covered
by FDIC loss sharing
agreements, net of discounts	48,592	—	—	1,353	—	49,945
Acquired non-covered loans,
net of discounts	121,982	—	—	—	—	121,982

Total	$3,320,253	$49,598	$—	$34,280	$—	$3,404,131

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
The loans and foreclosed assets purchased in the Sun Security Bank transaction are covered by a loss sharing agreement between the FDIC and Great Southern Bank.  Under the loss sharing agreement, the FDIC agreed to cover 80% of the losses on the loans (excluding approximately $4 million of consumer loans at the date of the acquisition) and foreclosed assets purchased subject to certain limitations.  Realized losses covered by the loss sharing agreement include loan contractual balances (and related unfunded commitments that were acquired), accrued interest on loans for up to 90 days, the book value of foreclosed real estate acquired, and certain direct costs, less cash or other consideration received by Great Southern.  This agreement extends for ten years for 1-4 family real estate loans and for five years for other loans.  The value of this loss sharing agreement was considered in determining fair values of loans and foreclosed assets acquired.  The loss sharing agreement is subject to the Bank following servicing procedures as specified in the agreement with the FDIC.  The expected reimbursements under the loss sharing agreement were recorded as an indemnification asset at their preliminary estimated fair value on the acquisition date.  Based upon the acquisition date fair values of the net assets acquired, no goodwill was recorded.  A discount was recorded in conjunction with the fair value of the acquired loans and no amount was accreted to yield during either of the three and nine months ended September 30, 2015.  The amount accreted to yield during the three and nine months ended September 30, 2014 was $-0- and $105,000, respectively.

On April 27, 2012, Great Southern Bank entered into a purchase and assumption agreement with loss share with the FDIC to assume all of the deposits and acquire certain assets of Inter Savings Bank, FSB ("InterBank"), a full service bank headquartered in Maple Grove, Minnesota.
The loans and foreclosed assets purchased in the InterBank transaction are covered by a loss sharing agreement between the FDIC and Great Southern Bank.  Under the loss sharing agreement, the FDIC agreed to cover 80% of the losses on the loans (excluding approximately $60,000 of consumer loans) and foreclosed assets purchased subject to certain limitations.  Realized losses covered by the loss sharing agreement include loan contractual balances (and related unfunded commitments that were acquired), accrued interest on loans for up to 90 days, the book value of foreclosed real estate acquired, and certain direct costs, less cash or other consideration received by Great Southern.  This agreement extends for ten years for 1-4 family real estate loans and for five years for other loans.  The value of this loss sharing agreement was considered in determining fair values of loans and foreclosed assets acquired.  The loss sharing agreement is subject to the Bank following servicing procedures as specified in the agreement with the FDIC.  The expected reimbursements under the loss sharing agreement were recorded as an indemnification asset at their preliminary estimated fair value on the acquisition date.  Based upon the acquisition date fair values of the net assets acquired, no goodwill was recorded.  A premium was recorded in conjunction with the fair value of the acquired loans and the amount amortized to yield during the three and nine months ended September 30, 2015 was $113,000 and $351,000, respectively.  The amount amortized to yield during the three and nine months ended September 30, 2014 was $133,000 and $417,000, respectively.
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
Based upon the acquisition date fair values of the net assets acquired, no goodwill was recorded. A premium was recorded in conjunction with the fair value of the acquired loans and the amount amortized to yield during the three and nine months ended September 30, 2015 was $195,000 and $615,000, respectively.  The amount amortized to yield during each of the three and nine months ended September 30, 2014 was $263,000.
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

The amount of the estimated cash flows expected to be received from the acquired loan pools in excess of the fair values recorded for the loan pools is referred to as the accretable yield.  The accretable yield is recognized as interest income over the estimated lives of the loans.  The Company continues to evaluate the fair value of the loans including cash flows expected to be collected.  Increases in the Company's cash flow expectations are recognized as increases to the accretable yield while decreases are recognized as impairments through the allowance for loan losses.  During the three and nine months ended September 30, 2015, increases in expected cash flows related to the acquired loan portfolios resulted in adjustments of $3.4 million and $11.6 million, respectively, to the accretable yield to be spread over the estimated remaining lives of the loans on a level-yield basis. During the three and nine months ended September 30, 2014, similar such adjustments totaling $5.1 million and $25.0 million, respectively, were made to the accretable yield.  The current year increases in expected cash flows also reduced the amount of expected reimbursements under the loss sharing agreements.  During the three and nine months ended September 30, 2015, this resulted in corresponding adjustments of $-0- and $4.4 million, respectively, to the indemnification assets to be amortized on a level-yield basis over the remainder of the loss sharing agreements or the remaining expected lives of the loan pools, whichever is shorter.  During the three and nine months ended September 30, 2014, corresponding adjustments of $4.1 million and $20.0 million, respectively, were made to the indemnification assets.

Because these adjustments will be recognized over the remaining lives of the loan pools and the remainder of the loss sharing agreements, respectively, they will impact future periods as well.  The remaining accretable yield adjustment that will affect interest income is $15.6 million and the remaining adjustment to the indemnification assets, including the effects of the clawback liability related to Interbank, that will affect non-interest income (expense) is $(11.2) million.  Of the remaining adjustments, we expect to recognize $4.9 million of interest income and $(3.1) million of non-interest income (expense) during the remainder of 2015.  Additional adjustments may be recorded in future periods from the FDIC-assisted acquisitions, as the Company continues to estimate expected cash flows from the acquired loan pools.

The impact of adjustments on the Company's financial results is shown below:

	Three Months Ended		Three Months Ended
	September 30, 2015		September 30, 2014
	(In Thousands, Except Per Share Data
	and Basis Points Data)

Impact on net interest income/
net interest margin (in basis points)	$6,661	71 bps	$8,848	98 bps
Non-interest income	(4,139)		(7,438)
Net impact to pre-tax income	$2,522		$1,410
Net impact net of taxes	$1,639		$917
Impact to diluted earnings per common share	$0.12		$0.07

	Nine Months Ended		Nine Months Ended
	September 30, 2015		September 30, 2014
	(In Thousands, Except Per Share Data
	and Basis Points Data)

Impact on net interest income/
net interest margin (in basis points)	$22,882	82 bps	$25,836	101 bps
Non-interest income	(16,191)		(21,915)
Net impact to pre-tax income	$6,691		$3,921
Net impact net of taxes	$4,349		$2,549
Impact to diluted earnings per common share	$0.31		$0.19

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
At September 30, 2015 and December 31, 2014, the Bank's internal estimate of credit performance was expected to be better than the threshold set by the FDIC in the loss sharing agreement.  Therefore, a separate clawback liability totaling $6.5 million and $6.1 million was recorded as of September 30, 2015 and December 31, 2014, respectively.  As changes in the fair values of the loans and foreclosed assets are determined due to changes in expected cash flows, changes in the amount of the clawback liability will occur.
In addition, beginning in the three months ended December 31, 2014, the Company's net interest margin has been impacted by additional yield accretion recognized in conjunction with updated estimates of the fair value of the loan pools acquired in the June 2014 Valley Bank FDIC-assisted transaction. Beginning with the three months ended December 31, 2014, the cash flow estimates have increased for certain of the Valley Bank loan pools primarily based on significant loan repayments and also due to collection of certain loans, thereby reducing loss expectations on certain of the loan pools. This resulted in increased income that was spread on a level-yield basis over the remaining expected lives of these loan pools. The Valley Bank transaction does not include a loss sharing agreement with the FDIC. Therefore, there is no related indemnification asset. The entire amount of the discount adjustment will be accreted to interest income over time with no offsetting impact to non-interest income.  The amount of the Valley Bank discount adjustment accreted to interest income for the three and nine months ended September 30, 2015 was $1.8 million and $3.9 million, respectively, and is included in the impact on net interest income/net interest margin amount in the table above.  Based on current estimates, we anticipate recording additional interest income accretion of $1.3 million in the remainder of 2015 related to these Valley Bank loan pools.

TeamBank Loans, Foreclosed Assets and Indemnification Asset.  The following tables present the balances of the FDIC indemnification asset related to the TeamBank transaction at September 30, 2015 and December 31, 2014. Gross loan balances (due from the borrower) were reduced approximately $403.7 million since the transaction date because of $270.7 million of repayments from borrowers, $61.7 million in transfers to foreclosed assets and $71.3 million in charge-offs to customer loan balances.  Based upon the collectability analyses performed during the acquisition, we expected certain levels of foreclosures and charge-offs and actual results have been better than our expectations in this regard.  As a result, cash flows expected to be received from the acquired loan pools have increased, resulting in adjustments that were made to the related accretable yield as described above.

	September 30, 2015
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$32,421	$—
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(1,439)	—
Original estimated fair value of assets, net of activity since
acquisition date	(30,815)	—

Expected loss remaining	167	—
Assumed loss sharing recovery percentage	90%	—%

Estimated loss sharing value	151	—
Indemnification asset to be amortized resulting from
change in expected losses	286	—
FDIC indemnification asset	$437	$—

	December 31, 2014
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$43,855	$132
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(1,923)	—
Original estimated fair value of assets, net of activity since
acquisition date	(41,560)	(119)

Expected loss remaining	372	13
Assumed loss sharing recovery percentage	85%	77%

Estimated loss sharing value	315	10
Indemnification asset to be amortized resulting from
change in expected losses	359	—
FDIC indemnification asset	$674	$10

Vantus Bank Loans, Foreclosed Assets and Indemnification Asset.  The following tables present the balances of the FDIC indemnification asset related to the Vantus Bank transaction at September 30, 2015 and December 31, 2014. Gross loan balances (due from the borrower) were reduced approximately $298.3 million since the transaction date because of $252.4 million of repayments from borrowers, $16.6 million in transfers to foreclosed assets and $29.3 million in charge-offs to customer loan balances.  Based upon the collectability analyses performed during the acquisition, we expected certain levels of foreclosures and charge-offs and actual results have been better than our expectations in this regard.  As a result, cash flows expected to be received from the acquired loan pools have increased, resulting in adjustments that were made to the related accretable yield as described above.

	September 30, 2015
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$33,283	$669
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(556)	—
Original estimated fair value of assets, net of activity since
acquisition date	(32,472)	(479)

Expected loss remaining	255	190
Assumed loss sharing recovery percentage	61%	—%

Estimated loss sharing value(1)	155	—
Indemnification asset to be amortized resulting from
change in expected losses	383	—
FDIC indemnification asset	$538	$—

(1)
Includes $152,000 impairment of indemnification asset for foreclosed assets.  Resolution of certain items related to commercial foreclosed assets did not occur prior to the expiration of the non-single-family loss sharing agreement for Vantus Bank on September 30, 2014.

	December 31, 2014
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$42,138	$1,084
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(504)	—
Original estimated fair value of assets, net of activity since
acquisition date	(40,997)	(894)

Expected loss remaining	637	190
Assumed loss sharing recovery percentage	72%	—%

Estimated loss sharing value	461	—
Indemnification asset to be amortized resulting from
change in expected losses	324	—
FDIC indemnification asset	$785	$—

Sun Security Bank Loans, Foreclosed Assets and Indemnification Asset.  The following tables present the balances of the FDIC indemnification asset related to the Sun Security Bank transaction at September 30, 2015 and December 31, 2014.  Gross loan balances (due from the borrower) were reduced approximately $188.1 million since the transaction date because of $128.8 million of repayments from borrowers, $28.1 million in transfers to foreclosed assets and $31.2 million of charge-offs to customer loan balances.  Based upon the collectability analyses performed during the acquisition, we expected certain levels of foreclosures and charge-offs and actual results have been better than our expectations in this regard.  As a result, cash flows expected to be received from the acquired loan pools have increased, resulting in adjustments that were made to the related accretable yield as described above.  Of the $2.1 million expected loss remaining at September 30, 2015, $259,000 is non-loss share discount.
	September 30, 2015
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$46,362	$669
Reclassification from nonaccretable discount to accretable discount due to change in expected losses (net of accretion to date)	(2,098)	—
Original estimated fair value of assets, net of activity since
acquisition date	(42,165)	(573)

Expected loss remaining	2,099	96
Assumed loss sharing recovery percentage	51%	80%

Estimated loss sharing value	1,068	77
Indemnification asset to be amortized resulting from
change in expected losses	1,668	—
Accretable discount on FDIC indemnification asset	(81)	(63)
FDIC indemnification asset	$2,655	$14

	December 31, 2014
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$59,618	$2,325
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(3,341)	—
Original estimated fair value of assets, net of activity since
acquisition date	(52,166)	(1,488)

Expected loss remaining	4,111	837
Assumed loss sharing recovery percentage	65%	80%

Estimated loss sharing value	2,676	670
Indemnification asset to be amortized resulting from
change in expected losses	2,662	—
Accretable discount on FDIC indemnification asset	(267)	(64)
FDIC indemnification asset	$5,071	$606

InterBank Loans, Foreclosed Assets and Indemnification Asset.  The following table presents the balances of the FDIC indemnification asset related to the InterBank transaction at September 30, 2015 and December 31, 2014.  Gross loan balances (due from the borrower) were reduced approximately $185.9 million since the transaction date because of $151.1 million of repayments by the borrower, $13.7 million in transfers to foreclosed assets and $21.1 million of charge-offs to customer loan balances.  Based upon the collectability analyses performed during the acquisition, we expected certain levels of foreclosures and charge-offs and actual results have been better than our expectations in this regard.  As a result, cash flows expected to be received from the acquired loan pools have increased, resulting in adjustments that were made to the related accretable yield as described above.

	September 30, 2015
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$207,398	$2,670
Non-credit premium/(discount), net of activity since acquisition date	1,010	—
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(7,695)	—
Original estimated fair value of assets, net of activity since
acquisition date	(180,734)	(1,959)

Expected loss remaining	19,979	711
Assumed loss sharing recovery percentage	83%	80%

Estimated loss sharing value(1)	16,538	569
FDIC loss share clawback	2,690	—
Indemnification asset to be amortized resulting from
change in expected losses	6,155	—
Accretable discount on FDIC indemnification asset	(1,991)	(33)
FDIC indemnification asset	$23,392	$536

(1)	Includes $400,000 impairment of indemnification asset for loans

	December 31, 2014
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$244,977	$4,494
Non-credit premium/(discount), net of activity since acquisition date	1,361	—
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(19,566)	—
Original estimated fair value of assets, net of activity since
acquisition date	(201,830)	(3,986)

Expected loss remaining	24,942	508
Assumed loss sharing recovery percentage	82%	80%

Estimated loss sharing value	20,509	406
FDIC loss share clawback	3,620	—
Indemnification asset to be amortized resulting from
change in expected losses	15,652	—
Accretable discount on FDIC indemnification asset	(2,967)	(33)
FDIC indemnification asset	$36,814	$373

Valley Bank Loans and Foreclosed Assets.  The following tables present the balances of the loans and discount related to the Valley Bank transaction at September 30, 2015 and December 31, 2014.  Gross loan balances (due from the borrower) were reduced approximately $74.3 million since the transaction date because of $67.0 million of repayments by the borrower, $5.8 million of charge-offs to customer loan balances and $1.5 million in transfers to foreclosed assets.  The Valley Bank transaction did not include a loss sharing agreement; however, the loans were recorded at a discount, which is accreted to yield over the life of the loans.  Based upon the collectability analyses performed during the acquisition, we expected certain levels of foreclosures and charge-offs and actual results have been better than our expectations in this regard. As a result, cash flows expected to be received from the acquired loan pools have increased, resulting in adjustments that were made to the related accretable yield as described above.

	September 30, 2015
		Foreclosed
	Loans	Assets
	(In Thousands)

Initial basis, net of activity since acquisition date	$118,864	$1,100
Non-credit premium/(discount), net of activity since acquisition date	899	—
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(3,727)	—
Original estimated fair value of assets, net of activity since
acquisition date	(100,345)	(1,078)

Expected loss remaining	$15,691	$22

	December 31, 2014
		Foreclosed
	Loans	Assets
	(In Thousands)

Initial basis, net of activity since acquisition date	$145,845	$778
Non-credit premium/(discount), net of activity since acquisition date	1,514	—
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(1,519)	—
Original estimated fair value of assets, net of activity since
acquisition date	(121,982)	(778)

Expected loss remaining	$23,858	$—

Changes in the accretable yield for acquired loan pools were as follows for the three months ended September 30, 2015 and 2014:
			Sun Security
	TeamBank	Vantus Bank	Bank	InterBank	Valley Bank
	(In Thousands)

Balance, July 1, 2014	$7,434	$4,578	$9,427	$41,108	$22,811
Accretion	(887)	(859)	(2,119)	(10,002)	(2,062)
Reclassification from
nonaccretable yield(1)	725	916	789	4,857	—

Balance, September 30, 2014	$7,272	$4,635	$8,097	$35,963	$20,749

Balance July 1, 2015	$4,740	$3,975	$6,684	$24,727	$9,366
Accretion	(669)	(576)	(1,090)	(6,464)	(3,136)
Reclassification from
nonaccretable yield(1)	301	231	860	634	3,504

Balance, September 30, 2015	$4,372	$3,630	$6,454	$18,897	$9,734

(1)
Represents increases in estimated cash flows expected to be received from the acquired loan pools, primarily due to lower estimated credit losses.  The amounts also include changes in expected accretion of the loan pools for TeamBank, Vantus Bank, Sun Security Bank, InterBank and Valley Bank for the three months ended September 30, 2015, totaling $301,000, $231,000, $860,000, $634,000 and $154,000, respectively, and for the three months ended September 30, 2014, totaling $522,000, $831,000, $139,000, $707,000 and $-0-, respectively.

Changes in the accretable yield for acquired loan pools were as follows for the nine months ended September 30, 2015 and 2014:
			Sun Security
	TeamBank	Vantus Bank	Bank	InterBank	Valley Bank
	(In Thousands)

Balance January 1, 2014	$7,402	$5,725	$11,113	$40,095	$—
Additions	—	—	—	—	22,976
Accretion	(3,169)	(2,990)	(7,343)	(28,404)	(2,227)
Reclassification from
nonaccretable yield(1)	3,039	1,900	4,327	24,272	—

Balance, September 30, 2014	$7,272	$4,635	$8,097	$35,963	$20,749

Balance January 1, 2015	$6,865	$4,453	$7,952	$36,092	$11,132
Accretion	(2,783)	(1,967)	(4,408)	(23,461)	(7,997)
Reclassification from
nonaccretable yield(1)	290	1,144	2,910	6,266	6,599

Balance, September 30, 2015	$4,372	$3,630	$6,454	$18,897	$9,734

(1)
Represents increases in estimated cash flows expected to be received from the acquired loan pools, primarily due to lower estimated credit losses.  The amounts also include changes in expected accretion of the loan pools for TeamBank, Vantus Bank, Sun Security Bank, InterBank and Valley Bank for the nine months ended September 30, 2015, totaling $125,000, $758,000, $2.0 million, $2.3 million and $499,000, respectively, and for the nine months ended September 30, 2014, totaling $2.8 million, $1.8 million, $1.5 million, $2.4 million and $-0-, respectively.

NOTE 9: OTHER REAL ESTATE OWNED

Major classifications of other real estate owned were as follows:
	September 30,	December 31,
	2015	2014
	(In Thousands)
Foreclosed assets held for sale
One- to four-family construction	$—	$223
Subdivision construction	7,514	9,857
Land development	13,411	17,168
Commercial construction	—	—
One- to four-family residential	1,863	3,353
Other residential	2,150	2,625
Commercial real estate	3,551	1,632
Commercial business	48	59
Consumer	905	624
	29,442	35,541
FDIC-supported foreclosed assets, net of discounts	2,533	5,695
Acquired foreclosed assets no longer covered by FDIC loss sharing agreements, net of discounts	478	879
Acquired foreclosed assets not covered by FDIC loss sharing agreements, net of discounts	1,078	778

Foreclosed assets held for sale, net	33,531	42,893

Other real estate owned not acquired through foreclosure	1,594	2,945

Other real estate owned	$35,125	$45,838

Other real estate owned not acquired through foreclosure includes 10 properties, 9 of which were branch locations that have been closed and are held for sale, and one of which is land which was acquired for a potential branch location.  During the three months ended September 30, 2015, two former branch locations, which had previously been part of other real estate owned not acquired through foreclosure, were sold at a net gain of $285,000, which was included in the gain on sale of foreclosed assets amount in the table below.

During the nine months ended September 30, 2015, three properties were sold which had previously been part of other real estate owned not acquired through for foreclosure at a net gain of $612,000.  The properties sold included the two former branch locations noted above in the three month period, as well as vacant land which was sold at a gain of $327,000.

At September 30, 2015, residential mortgage loans totaling $1.9 million were in the process of foreclosure, $1.6 million of which were acquired loans.  Of the $1.6 million of acquired loans, $875,000 are covered by loss sharing agreements and $684,000 were acquired in the Valley Bank transaction.

 Expenses applicable to foreclosed assets included the following:
	Three Months Ended September 30,
	2015	2014
	(In Thousands)
Net (gain) loss on sales of foreclosed assets	$(99)	$126
Valuation write-downs	194	158
Operating expenses, net of rental income	521	698

	$616	$982

	Nine Months Ended September 30,
	2015	2014
	(In Thousands)
Net (gain) loss on sales of foreclosed assets	$(709)	$72
Valuation write-downs	385	1,357
Operating expenses, net of rental income	1,643	1,744

	$1,319	$3,173

NOTE 10: DEPOSITS

	September 30,	December 31,
	2015	2014
	(In Thousands)
Time Deposits:
0.00% - 0.99%	$914,635	$798,932
1.00% - 1.99%	336,226	227,476
2.00% - 2.99%	42,953	61,146
3.00% - 3.99%	1,401	8,065
4.00% - 4.99%	1,364	1,435
5.00% and above	293	420
Total time deposits (0.82% - 0.78%)	1,296,872	1,097,474
Non-interest-bearing demand deposits	539,919	518,266
Interest-bearing demand and savings deposits (0.23% - 0.19%)	1,409,949	1,375,100
Total Deposits	$3,246,740	$2,990,840

NOTE 11: ADVANCES FROM FEDERAL HOME LOAN BANK

Advances from the Federal Home Loan Bank (FHLBank advances) at September 30, 2015 and December 31, 2014 consisted of the following:
	September 30, 2015		December 31, 2014
		Weighted		Weighted
		Average		Average
		Interest		Interest
Due In	Amount	Rate	Amount	Rate
	(In Thousands)		(In Thousands)

2015	$133,017	0.52%	$240,065	0.41%
2016	70	5.14	70	5.14
2017	30,826	3.26	30,826	3.26
2018	81	5.14	81	5.14
2019	28	5.14	28	5.14
2020 and thereafter	500	5.54	500	5.54

	164,522	1.05	271,570	0.75

Unamortized fair value adjustment	47		71

	$164,569		$271,641

Included in the Bank's FHLBank advances at September 30, 2015 and December 31, 2014, was a $10.0 million advance with a maturity date of October 26, 2015.  The interest rate on this advance was 3.86%.

Also included in the Bank's FHLBank advances at September 30, 2015 and December 31, 2014, was a $30.0 million advance with a maturity date of November 24, 2017.  The interest rate on this advance is 3.20%.  The advance has a call provision that allows the Federal Home Loan Bank of Des Moines to call the advance quarterly.
In June 2014, the Company prepaid $80 million of its Federal Home Loan Bank advances and $50 million of structured repurchase agreements as part of a strategy to utilize the Bank's liquidity and improve net interest margin.  As a result, the Company incurred one-time prepayment penalties totaling $7.4 million, which were included in other operating expenses beginning in the quarterly period ended June 30, 2014.
NOTE 12: SECURITIES SOLD UNDER REVERSE REPURCHASE AGREEMENTS

The Bank enters into sales of securities under agreements to repurchase (reverse repurchase agreements).  Reverse repurchase agreements are treated as financings, and the obligations to repurchase securities sold are reflected as a liability in the statements of financial condition.  The dollar amount of securities underlying the agreements remains in the asset accounts.  Securities underlying the agreements are being held by the Bank during the agreement period.  All agreements are written on a term of one-month or less.
The following table represents the Company's securities sold under reverse repurchase agreements, by collateral type and remaining contractual maturity.
	September 30, 2015	December 31, 2014
	Overnight and	Overnight and
	Continuous	Continuous
	(In Thousands)

FHLBank CD	$—	$10,000
Mortgage-backed securities – GNMA, FNMA, FHLMC	148,117	158,993

	$148,117	$168,993

NOTE 13: INCOME TAXES

Reconciliations of the Company's effective tax rates to the statutory corporate tax rates were as follows:

	Three Months Ended September 30,
	2015	2014
Tax at statutory rate	35.0%	35.0%
Nontaxable interest and dividends	(2.5)	(3.1)
Tax credits	(8.1)	(8.4)
State taxes	1.0	1.7
Other	(0.4)	0.2

	25.0%	25.4%

	Nine Months Ended September 30,
	2015	2014
Tax at statutory rate	35.0%	35.0%
Nontaxable interest and dividends	(2.4)	(3.3)
Tax credits	(8.1)	(9.2)
State taxes	1.1	1.5
Other	(0.3)	0.4

	25.3%	24.4%

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

The Company considers transfers between the levels of the hierarchy to be recognized at the end of related reporting periods.  From December 31, 2014 to September 30, 2015, no assets for which fair value is measured on a recurring basis transferred between any levels of the hierarchy.

 Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying statements of financial condition measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2015 and December 31, 2014:
		Fair value measurements using
		Quoted prices
		in active
		markets	Other	Significant
		for identical	observable	unobservable
		assets	inputs	inputs
	Fair value	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
September 30, 2015
U.S. government agencies	$19,983	$—	$19,983	$—
Mortgage-backed securities	171,930	—	171,930	—
States and political subdivisions	77,853	—	77,853	—
Equity securities	3,479	—	3,479	—
Mortgage servicing rights	149	—	—	149
Interest rate derivative asset	3,705	—	—	3,705
Interest rate derivative liability	(3,827)	—	—	(3,827)

December 31, 2014
U.S. government agencies	$19,514	$—	$19,514	$—
Mortgage-backed securities	257,798	—	257,798	—
States and political subdivisions	85,040	—	85,040	—
Equity securities	3,154	—	3,154	—
Mortgage servicing rights	185	—	—	185
Interest rate derivative asset	2,502	—	—	2,502
Interest rate derivative liability	(2,187)	—	—	(2,187)

The following is a description of inputs and valuation methodologies used for assets recorded at fair value on a recurring basis and recognized in the accompanying statements of financial condition at September 30, 2015 and December 31, 2014, as well as the general classification of such assets pursuant to the valuation hierarchy.  There have been no significant changes in the valuation techniques during the three-month and nine-month periods ended September 30, 2015.  For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

Securities Available for Sale. Investment securities available for sale are recorded at fair value on a recurring basis. The fair values used by the Company are obtained from an independent pricing service, which represent either quoted market prices for the identical asset or fair values determined by pricing models, or other model-based valuation techniques, that consider observable market data, such as interest rate volatilities, LIBOR yield curve, credit spreads and prices from market makers and live trading systems.  Recurring Level 2 securities include U.S. government agency securities, mortgage-backed securities, state and municipal bonds and certain equity securities. Inputs used for valuing Level 2 securities include observable data that may include dealer quotes, benchmark yields, market spreads, live trading levels and market consensus prepayment speeds, among other things. Additional inputs include indicative values derived from the independent pricing service's proprietary computerized models.  There were no recurring Level 3 securities at September 30, 2015 or December 31, 2014.

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

	Mortgage Servicing Rights
	2015	2014
	(In Thousands)

Balance, July 1	$166	$196
Additions	12	28
Amortization	(29)	(35)
Balance, September 30	$149	$189

	Mortgage Servicing Rights
	2015	2014
	(In Thousands)

Balance, January 1	$185	$211
Additions	54	81
Amortization	(90)	(103)
Balance, September 30	$149	$189

	Interest Rate Derivative Asset
	2015	2014
	(In Thousands)

Balance, July 1	$2,166	$1,722
Change in fair value through earnings	1,451	(210)
Balance, September 30	$3,617	$1,512

	Interest Rate Derivative Asset
	2015	2014
	(In Thousands)

Balance, January 1	$2,087	$1,859
Change in fair value through earnings	1,530	(347)
Balance, September 30	$3,617	$1,512

	Interest Rate Cap Derivative Asset Designated as Hedging Instrument
	2015	2014
	(In Thousands)

Balance, July 1	$207	$462
Change in fair value through other
comprehensive income	—	81
Amortization of cost of interest rate cap	(119)	(5)
Balance, September 30	$88	$538

	Interest Rate Cap Derivative Asset Designated as Hedging Instrument
	2015	2014
	(In Thousands)

Balance, January 1	$415	$685
Change in fair value through other
comprehensive income	(171)	(138)
Amortization of cost of interest rate cap	(156)	(9)
Balance, September 30	$88	$538

	Interest Rate Swap Liability
	2015	2014
	(In Thousands)

Balance, July 1	$2,244	$1,711
Change in fair value through earnings	1,583	(222)
Balance, September 30	$3,827	$1,489

	Interest Rate Swap Liability
	2015	2014
	(In Thousands)

Balance, January 1	$2,187	$1,613
Change in fair value through earnings	1,640	(124)
Balance, September 30	$3,827	$1,489

Nonrecurring Measurements

The following tables present the fair value measurements of assets measured on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2015 and December 31, 2014:

		Fair Value Measurements Using
		Quoted prices
		in active
		markets	Other	Significant
		for identical	observable	unobservable
		assets	inputs	inputs
	Fair value	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
September 30, 2015
Impaired loans
One- to four-family residential construction	$—	$—	$—	$—
Subdivision construction	194	—	—	194
Land development	968	—	—	968
Owner occupied one- to four-family residential	270	—	—	270
Non-owner occupied one- to four-family residential	161	—	—	161
Commercial real estate	4,547	—	—	4,547
Other residential	—	—	—	—
Commercial business	916	—	—	916
Consumer auto	146	—	—	146
Consumer other	343	—	—	343
Home equity lines of credit	210	—	—	210
Total impaired loans	$7,755	$—	$—	$7,755

Foreclosed assets held for sale	$1,533	$—	$—	$1,533

December 31, 2014
Impaired loans
One- to four-family residential construction	$—	$—	$—	$—
Subdivision construction	274	—	—	274
Land development	3,946	—	—	3,946
Owner occupied one- to four-family residential	862	—	—	862
Non-owner occupied one- to four-family residential	288	—	—	288
Commercial real estate	5,333	—	—	5,333
Other residential	—	—	—	—
Commercial business	320	—	—	320
Consumer auto	38	—	—	38
Consumer other	399	—	—	399
Home equity lines of credit	198	—	—	198
Total impaired loans	$11,658	$—	$—	$11,658

Foreclosed assets held for sale	$6,975	$—	$—	$6,975

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

Loans Held for Sale.  Mortgage loans held for sale are recorded at the lower of carrying value or fair value.  The fair value of mortgage loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics.  As such, the Company classifies mortgage loans held for sale as Nonrecurring Level 2.  Write-downs to fair value typically do not occur as the Company generally enters into commitments to sell individual mortgage loans at the time the loan is originated to reduce market risk.  The Company typically does not have commercial loans held for sale.  At September 30, 2015 and December 31, 2014, the aggregate fair value of mortgage loans held for sale exceeded their cost.  Accordingly, no mortgage loans held for sale were marked down and reported at fair value.
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

The Company records impaired loans as Nonrecurring Level 3. If a loan's fair value as estimated by the Company is less than its carrying value, the Company either records a charge-off of the portion of the loan that exceeds the fair value or establishes a reserve within the allowance for loan losses specific to the loan.  Loans for which such charge-offs or reserves were recorded during the nine months ended September 30, 2015 or the year ended December 31, 2014, are shown in the table above (net of reserves).

Foreclosed Assets Held for Sale.  Foreclosed assets held for sale are initially recorded at fair value less estimated cost to sell at the date of foreclosure.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less estimated cost to sell.  Foreclosed assets held for sale are classified within Level 3 of the fair value hierarchy.  The foreclosed assets represented in the table above have been re-measured during the nine months ended September 30, 2015 or the year ended December 31, 2014, subsequent to their initial transfer to foreclosed assets.

The following disclosure relates to financial assets for which it is not practicable for the Company to estimate the fair value at September 30, 2015 and December 31, 2014.

FDIC Indemnification Asset: As part of the Purchase and Assumption Agreements for each of the Bank's FDIC-assisted transactions other than the Valley Bank transaction, the Bank and the FDIC entered into loss sharing agreements. These agreements cover realized losses on loans and foreclosed real estate, subject to certain limitations which are more fully described in Note 8.

Under the TeamBank agreement, the FDIC agreed to reimburse the Bank for 80% of the first $115 million in realized losses and 95% for realized losses that exceed $115 million.  The indemnification asset was originally recorded at fair value on the acquisition date (March 20, 2009) and at September 30, 2015 and December 31, 2014, the carrying value was $437,000 and $684,000, respectively.
Under the Vantus Bank agreement, the FDIC agreed to reimburse the Bank for 80% of the first $102 million in realized losses and 95% for realized losses that exceed $102 million.  The indemnification asset was originally recorded at fair value on the acquisition date (September 4, 2009) and at September 30, 2015 and December 31, 2014, the carrying value of the FDIC indemnification asset was $538,000 and $785,000, respectively.

Under the Sun Security Bank agreement, the FDIC agreed to reimburse the Bank for 80% of realized losses.  The indemnification asset was originally recorded at fair value on the acquisition date (October 7, 2011) and at September 30, 2015 and December 31, 2014, the carrying value of the FDIC indemnification asset was $2.7 million and $5.7 million, respectively.
Under the InterBank agreement, the FDIC agreed to reimburse the Bank for 80% of realized losses.  The indemnification asset was originally recorded at fair value on the acquisition date (April 27, 2013) and at September 30, 2015 and December 31, 2014, the carrying value of the FDIC indemnification asset was $23.9 million and $37.2 million, respectively.
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

Federal Home Loan Bank Advances.  Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate the fair value of existing advances.

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

	September 30, 2015			December 31, 2014
	Carrying	Fair	Hierarchy	Carrying	Fair	Hierarchy
	Amount	Value	Level	Amount	Value	Level
	(In Thousands)

Financial assets
Cash and cash equivalents	$232,644	$232,644	1	$218,647	$218,647	1
Held-to-maturity securities	353	389	2	450	499	2
Mortgage loans held for sale	9,806	9,806	2	14,579	14,579	2
Loans, net of allowance for loan losses	3,269,963	3,281,948	3	3,038,848	3,047,741	3
Accrued interest receivable	11,041	11,041	3	11,219	11,219	3
Investment in FHLBank stock	11,444	11,444	3	16,893	16,893	3

Financial liabilities
Deposits	3,246,740	3,248,524	3	2,990,840	2,996,226	3
FHLBank advances	164,569	166,737	3	271,641	273,568	3
Short-term borrowings	149,424	149,424	3	211,444	211,444	3
Subordinated debentures	25,774	25,774	3	30,929	30,929	3
Accrued interest payable	961	961	3	1,067	1,067	3
Unrecognized financial instruments (net of
contractual value)
Commitments to originate loans	—	—	3	—	—	3
Letters of credit	163	163	3	92	92	3
Lines of credit	—	—	3	—	—	3

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
As part of the Valley Bank FDIC-assisted acquisition, the Company acquired seven loans with related interest rate swaps.  Valley's swap program differed from the Company's in that Valley did not have back to back swaps with the customer and a counterparty.  Two of the seven acquired loans with interest rate swaps have paid off.  The notional amount of the five remaining Valley swaps is $3.9 million at September 30, 2015.  As of September 30, 2015, the Company had 26 interest rate swaps totaling $112.8 million in notional amount with commercial customers, and 26 interest rate swaps with the same notional amount with third parties related to its program.  As of December 31, 2014, the Company had 28 interest rate swaps totaling $125.1 million in notional amount with commercial customers, and 28 interest rate swaps with the same notional amount with third parties related to its program.  During the three months ended September 30, 2015 and 2014, the Company recognized a net loss of $133,000 and a net gain of $10,000, respectively, in noninterest income related to changes in the fair value of these swaps.  During the nine months ended September 30, 2015 and 2014, the Company recognized a net loss of $112,000 and a net loss of $223,000, respectively, in noninterest income related to changes in the fair value of these swaps.
Cash Flow Hedges
As a strategy to maintain acceptable levels of exposure to the risk of changes in future cash flows due to interest rate fluctuations, the Company entered into two interest rate cap agreements for a portion of its floating rate debt associated with its trust preferred securities.  One agreement, with a notional amount of $25 million, states that the Company will pay interest on its trust preferred debt in accordance with the original debt terms at a rate of 3-month LIBOR + 1.60%.  Should interest rates rise above a certain threshold, the counterparty will reimburse the Company for interest paid such that the Company will have an effective interest rate on that portion of its trust preferred securities no higher than 2.37%.  The agreement became effective on August 1, 2013, and has a term of four years.  The other agreement, with a notional amount of $5 million, was terminated when the Company purchased the related trust preferred securities.  See Note 16 for more information on the trust preferred securities transaction.  The terminated agreement stated that the Company paid interest on its trust preferred debt in accordance with the original debt terms at a rate of 3-month LIBOR + 1.40%.  Should interest rates have risen above a certain threshold, the counterparty would reimburse the Company for interest paid such that the Company would have an effective interest rate on that portion of its trust preferred securities no higher than 2.17%.
The effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.  Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.  During each of the three and nine months ended September 30, 2015 and 2014, the Company recognized $-0- in noninterest income related to changes in the fair value of these derivatives. During the three months ended September 30, 2015 and 2014, the Company recognized $119,000 and $5,000, respectively, in interest expense related to the amortization of the cost of these interest rate caps.   During the nine months ended September 30, 2015 and 2014, the Company recognized $156,000 and $9,000, respectively, in interest expense related to the amortization of the cost of these interest rate caps.  During the three months ended September 30, 2015, one of the agreements was terminated as noted above.  As part of this termination, the remaining cost of the cash flow hedge, $95,000, was recognized as interest expense during the period.

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the Consolidated Statements of Financial Condition:
	Location in	Fair Value
	Consolidated Statements	September 30,	December 31,
	of Financial Condition	2015	2014
		(In Thousands)
Derivatives designated as
hedging instruments

Interest rate caps	Prepaid expenses and other assets	$88	$415

Total derivatives designated
as hedging instruments		$88	$415

Derivatives not designated
as hedging instruments

Asset Derivatives
Interest rate products	Prepaid expenses and other assets	$3,617	$2,087

Total derivatives not designated
as hedging instruments		$3,617	$2,087

Liability Derivatives
Interest rate products	Accrued expenses and other liabilities	$3,827	$2,187

Total derivatives not designated
as hedging instruments		$3,827	$2,187

The following table presents the effect of derivative instruments on the statements of comprehensive income for the three and nine months ended September 30, 2015 and 2014:
	Amount of Gain (Loss) Recognized in AOCI
	Three Months Ended September 30,
Cash Flow Hedges	2015	2014
	(In Thousands)

Interest rate cap	$10	$53

	Amount of Gain (Loss) Recognized in AOCI
	Nine Months Ended September 30,
Cash Flow Hedges	2015	2014
	(In Thousands)

Interest rate cap	$(95)	$(90)

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

As of September 30, 2015, the termination value of derivatives in a net liability position, which included accrued interest but excluded any adjustment for nonperformance risk, related to these agreements was $3.8 million.  The Company has minimum collateral posting thresholds with its derivative counterparties.  At September 30, 2015, the Company's activity with its derivative counterparties had met the level in which the minimum collateral posting thresholds take effect and the Company had posted $4.2 million of collateral to satisfy the agreements.  As of December 31, 2014, the termination value of derivatives in a net liability position, which included accrued interest but excluded any adjustment for nonperformance risk, related to these agreements was $2.1 million.  At December 31, 2014, the Company's activity with its derivative counterparties had met the level in which the minimum collateral posting thresholds take effect and the Company had posted $3.1 million of collateral to satisfy the agreements.  If the Company had breached any of these provisions at September 30, 2015 or December 31, 2014, it could have been required to settle its obligations under the agreements at the termination value.

NOTE 16:  REDEMPTION OF SUBORDINATED DEBENTURES ISSUED TO CAPITAL TRUST

On July 29, 2015, the Company was the successful bidder in an auction of the $5.0 million aggregate liquidation amount of floating rate cumulative trust preferred securities issued in 2007 by Great Southern Capital Trust III, a statutory trust formed by the Company for the purpose of issuing those securities and holding the Company's related floating rate junior subordinated debentures.  The Company purchased the trust preferred securities at a discount, which resulted in a pre-tax gain of approximately $1.1 million.  Subsequent to the purchase, which resulted in the Company's ownership of all of the outstanding common and preferred securities of Great Southern Capital Trust III, such securities were canceled and the principal amount of the Company's related debentures, which had equaled the aggregate liquidation amount of the outstanding common and preferred securities of Great Southern Capital Trust III, was reduced to zero.

NOTE 17:  CONSOLIDATION OF BANKING CENTERS

On September 24, 2015, the Company announced plans to consolidate operations of 16 banking centers into other nearby Great Southern banking center locations.  As part of an ongoing performance review of its entire banking center network, Great Southern evaluated each location for a number of criteria, including access and availability of services to affected customers, the proximity of other Great Southern banking centers, profitability and transaction volumes, and market dynamics. This review culminated in the approval of the consolidation of these banking centers by the Great Southern Board of Directors.  Subsequent to this announcement, the Bank entered into definitive agreements to sell two of the 16 banking centers, including all of the associated deposits. The offices are expected to be sold to bank purchasers in the first quarter of 2016, pending regulatory approval. These locations have total deposits of approximately $22 million.  The closing of the remaining 14 facilities, which will result in the transfer of approximately $150 million in deposits and banking center operations to other Great Southern locations, is expected to occur at the close of business on January 8, 2016.

Beginning in 2016, the Company expects a positive pre-tax income statement impact of approximately $3.2 million to $3.5 million on an annual basis primarily due to the anticipated reduction in non-interest expenses. In addition, the Company anticipates recording one-time expenses totaling approximately $500,000 to $750,000, primarily during the third and fourth quarters of 2015, in connection with severance costs for affected employees, shortened useful lives of certain leases and furniture and equipment and other costs related to the consolidations.  During the three months ended September 30, 2015, $220,000 of this expense was recognized for certain leases and furniture and equipment.   The affected premises will be marketed for sale. The Company has evaluated the carrying value of the affected premises (totaling approximately $7.5 million) to determine if any impairment of the value of these premises is warranted and has recorded a valuation allowance of $1.0 million related to the premises at September 30, 2015.

NOTE 18:  ACQUISITION OF LOANS, DEPOSITS AND BRANCHES

On September 30, 2015, the Company announced that it entered into a purchase and assumption agreement to acquire 12 branches and related deposits and loans in the St. Louis, Mo., area from Cincinnati-based Fifth Third Bank. The acquisition, at that time representing approximately $261 million in deposits and $155 million in loans, is expected to be completed early in the first quarter of 2016, pending regulatory approval. Based on the expected amount of loans to be acquired and deposits assumed, it is anticipated that beginning in 2016 this transaction will be accretive to earnings in the range of $900,000 to $1.3 million annually.

The deposits had a weighted average rate of approximately 0.31%, the composition of which was: demand deposits – 40%; money market and NOW accounts – 24%; savings accounts – 20%; and time deposits and IRAs – 16%.

The loans had a weighted average yield of approximately 3.8%, the composition of which was:  one- to four-family residential – 76%; commercial real estate – 8%; home equity lines – 8%; commercial business – 7%; and consumer and other – 1%.  The one- to four-family residential loans are primarily loans made to professional individuals in the St. Louis market, such as doctors and persons working in the field of medicine.  Approximately 55% of the total balance of these loans have fixed rates of interest for varying terms up to 30 years.  Approximately 45% of the total balance of these loans have rates of interest that are fixed for varying terms (generally three to seven years), with rates that adjust annually thereafter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward-looking Statements

When used in this Quarterly Report on Form 10-Q and in other documents filed or furnished by the Company with the Securities and Exchange Commission (the "SEC"), in the Company's press releases or other public or stockholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "intends" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including, among other things, (i) non-interest expense reductions from Great Southern's banking center consolidations might be less than anticipated and the costs of the consolidation and impairment of the value of the affected premises might be greater than expected; (ii) the requisite regulatory approval of Great Southern's pending acquisition of branches from Fifth Third Bank (the "Branch Acquisition") might not be obtained within the anticipated time frame or at all; (iii) expected revenues, cost savings, earnings accretion, synergies and other benefits from the Branch Acquisition and the Company's other merger and acquisition activities might not be realized within the anticipated time frames or at all, and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, might be greater than expected; (iv) changes in economic conditions, either nationally or in the Company's market areas; (v) fluctuations in interest rates; (vi) the risks of lending and investing activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses; (vii) the possibility of other-than-temporary impairments of securities held in the Company's securities portfolio; (viii) the Company's ability to access cost-effective funding; (ix) fluctuations in real estate values and both residential and commercial real estate market conditions; (x) demand for loans and deposits in the Company's market areas; (xi) legislative or regulatory changes that adversely affect the Company's business, including, without limitation, the Dodd-Frank Wall Street Reform and Consumer Protection Act and its implementing regulations, and the overdraft protection regulations and customers' responses thereto; (xii) monetary and fiscal policies of the Federal Reserve Board and the U.S. Government and other governmental initiatives affecting the financial services industry; (xiii) results of examinations of the Company and Great Southern by their regulators, including the possibility that the regulators may, among other things, require the Company to increase its allowance for loan losses or to write-down assets; (xiv) the uncertainties arising from the Company's participation in the Small Business Lending Fund program, including uncertainties concerning the potential future redemption by us of the U.S. Treasury's preferred stock investment under the program, including the timing of, regulatory approvals for, and conditions placed upon, any such redemption; (xv) costs and effects of litigation, including settlements and judgments; and (xvi) competition. The Company wishes to advise readers that the factors listed above and other risks described from time to time in documents filed or furnished by the Company with the SEC could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

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

See Note 7 "Loans and Allowance for Loan Losses" included in Item 1 for additional information regarding the allowance for loan losses. Inherent in this process is the evaluation of individual significant credit relationships. From time to time certain credit relationships may deteriorate due to payment performance, cash flow of the borrower, value of collateral, or other factors. In these instances, management may revise its loss estimates and assumptions for these specific credits due to changing circumstances. In some cases, additional losses may be realized; in other instances, the factors that led to the deterioration may improve or the credit may be refinanced elsewhere and allocated allowances may be released from the particular credit.  In the fourth quarter of 2014, the Company began using a three-year average of historical losses for the general component of the allowance for loan loss calculation.  The Company had previously used a five-year average.  For interim periods, the Company uses three full years plus the interim period's annualized average losses for the general component of the allowance for loan loss calculation.  The Company believes that the three-year average provides a better representation of the current risks in the loan portfolio.  This change was made after consultation with our regulators and third-party consultants, as well as a review of the practices used by the Company's peers.  No other significant changes were made to management's overall methodology for evaluating the allowance for loan losses during the periods presented in the financial statements of this report.

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

Goodwill and Intangible Assets

Goodwill and intangible assets that have indefinite useful lives are subject to an impairment test at least annually and more frequently if circumstances indicate their value may not be recoverable. Goodwill is tested for impairment using a process that estimates the fair value of each of the Company's reporting units compared with its carrying value. The Company defines reporting units as a level below each of its operating segments for which there is discrete financial information that is regularly reviewed. As of September 30, 2015, the Company has one reporting unit to which goodwill has been allocated – the Bank.  If the fair value of a reporting unit exceeds its carrying value, then no impairment is recorded. If the carrying value amount exceeds the fair value of a reporting unit, further testing is completed comparing the implied fair value of the reporting unit's goodwill to its carrying value to measure the amount of impairment. Intangible assets that are not amortized will be tested for impairment at least annually by comparing the fair values of those assets to their carrying values. At September 30, 2015, goodwill consisted of $1.2 million at the Bank reporting unit.  Other identifiable intangible assets that are subject to amortization are amortized on a straight-line basis over a period of seven years. At September 30, 2015, the amortizable intangible assets consisted of core deposit intangibles of $5.0 million.  These amortizable intangible assets are reviewed for impairment if circumstances indicate their value may not be recoverable based on a comparison of fair value.

While the Company believes no impairment existed at September 30, 2015, different conditions or assumptions used to measure fair value of reporting units, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of the Company's impairment evaluation in the future.

Current Economic Conditions

Changes in economic conditions could cause the values of assets and liabilities recorded in the financial statements to change rapidly, resulting in material future adjustments in asset values, the allowance for loan losses, or capital that could negatively impact the Company's ability to meet regulatory capital requirements and maintain sufficient liquidity.

Following the bursting of the housing bubble in mid-2007, the United States entered into an economic recession.  The economic downturn of 2008 was caused by a housing market correction and a subprime mortgage crisis.  Unemployment rose from 4.7% in November 2007 to peak at 10% in October 2009.  The elevated unemployment levels negatively impacted consumer confidence, which had a detrimental impact on industry-wide performance nationally as well as in the Company's Midwest market area.  Current economic conditions have improved considerably over the past three years as indicated by increasing consumer confidence levels, increased economic activity and a continued decline in unemployment levels.

The national unemployment rate declined from 5.6% as of December 2014 to 5.1% in September 2015.   The economy added a weaker-than-expected 173,000 jobs in August.  During the three months prior to August, monthly job gains averaged 235,000 with over 5.7 million jobs added over the past two years.  Unemployment levels in our market areas have decreased or remained level over the past year in all states in which the Company has offices.   Unemployment rates at September 30, 2015 were:  Missouri at 5.3%, Arkansas at 5.2%, Kansas at 4.4%, Iowa at 3.6%, Nebraska at 2.9%, Minnesota at 3.8%, Oklahoma at 4.4% and Texas at 4.2%.   One half of these eight states had unemployment rates among the lowest 14 in the country.  Of the metropolitan areas in which Great Southern Bank does business, the St. Louis market area continues to carry the highest level of unemployment at 5.1%. This rate compares favorably to the 6.6% rate reported as of December 2013, and is improved compared to the 5.6% rate reported as of December 2014. The unemployment rate at 4.5% for the Springfield market area was below the national and state average for September 2015.  Metropolitan areas in Iowa, Nebraska and Minnesota boasted unemployment levels among the lowest in the nation.

Sales of newly built, single-family homes were at a seasonally adjusted annual rate of 468,000 units in September 2015, according to the U.S. Department of Housing and Urban Development and the U.S. Census Bureau. The median sales price of new houses sold in September 2015 was $296,900 with an average sales price of $364,100.  The seasonally adjusted estimate of new houses for sale at the end of September 2015 was 225,000, which represented a supply of 5.8 months at the current sales rate.  According to Realty Trac, the nation's foreclosure rate grew 7 percent in July 2015 to a total of 124,910 housing units.  This marked the fifth month of increases, following a trend of decreases spanning the previous 53 months.  Foreclosure activity in July was at its highest level since January 2013; however, foreclosure filings in July were at the lowest level since November 2005.  This appears to represent the flushing out of older distressed housing units rather than indicating a wave of newer distress.  Building permit activity continues to fluctuate by market area with residential builders constrained by tighter credit conditions for home buyers and a limited number of buildable lots.

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

While current economic indicators show improvement nationally in employment, housing starts and prices, commercial real estate occupancy, absorption and rental income; Bank management will continue to closely monitor regional, national and global economic conditions, as these could significantly impact our market areas.

General

The profitability of the Company and, more specifically, the profitability of its principal subsidiary, the Bank, depends primarily on its net interest income, as well as provisions for loan losses and the level of non-interest income and non-interest expense. Net interest income is the difference between the interest income the Bank earns on its loan and investment portfolios, and the interest it pays on interest-bearing liabilities, which consists mainly of interest paid on deposits and borrowings. Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on these balances. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income.

In the nine months ended September 30, 2015, Great Southern's total assets increased $119.3 million, or 3.0%, from $3.95 billion at December 31, 2014, to $4.07 billion at September 30, 2015. Full details of the current period changes in total assets are provided in the "Comparison of Financial Condition at September 30, 2015 and December 31, 2014" section of this Quarterly Report on Form 10-Q.

Loans.  Net loans increased $231.1 million, or 7.6%, from $3.04 billion at December 31, 2014, to $3.27 billion at September 30, 2015.  Partially offsetting the increases in net loans were decreases of $72.0 million in the acquired loan portfolios.  Excluding acquired covered loans, acquired non-covered loans and mortgage loans held for sale, total loans increased $304.4 million from December 31, 2014 to September 30, 2015, with increases in most loan types.  The increase was primarily due to loan growth in our existing banking center network, as well as loans originated through our commercial loan production offices in Tulsa, Okla., and Dallas, Texas.  As loan demand is affected by a variety of factors, including general economic conditions, and because of the competition we face and our focus on pricing discipline and credit quality, we cannot be assured that our loan growth will match or exceed the level of increases achieved in this period or prior years.  The Company's strategy continues to be focused on maintaining credit risk and interest rate risk at appropriate levels.

Loan growth has occurred in several loan types and has come from most of the Company's primary lending locations, including Springfield, St. Louis, Kansas City, Des Moines, Omaha and Minneapolis.  The lending offices in Dallas and Tulsa have now been open for over a year and are generating new loans as well.  Net loan balances have increased primarily in the areas of commercial real estate, consumer, commercial construction, multi-family residential, and commercial business loans.  Generally, the Company considers these types of loans to involve a higher degree of risk compared to some other types of loans, such as first mortgage loans on one- to four-family, owner-occupied residential properties, and has established minimum underwriting standards to assure portfolio quality.  For commercial real estate and construction loans, these standards and procedures include, but are not limited to, an analysis of the borrower's financial condition, collateral, repayment ability, verification of liquid assets and credit history as required by loan type.  In addition, geographic diversity of collateral, lower loan-to-value ratios and limitations on speculative construction projects help to mitigate overall risk in these loans.  It has been, and continues to be, the Company's practice to verify information from potential borrowers regarding assets, income or payment ability and credit ratings as applicable and as required by the authority approving the loan.  Underwriting standards also include loan-to-value ratios which vary depending on collateral type, debt service coverage ratios or debt payment to income ratios, where applicable, credit histories, use of guaranties and other recommended terms relating to equity requirements, amortization, and maturity.  The Company's loan committee reviews and approves all new loan originations in excess of lender approval authorities.  Consumer loans are primarily secured by used motor vehicles and these loans are also subject to certain minimum underwriting standards to assure portfolio quality.  The Company's consumer underwriting and pricing standards have been fairly consistent over the past several years.  The underwriting standards employed by Great Southern for consumer loans include a determination of the applicant's payment history on other debts, credit scores, employment history and an assessment of ability to meet existing obligations and payments on the proposed loan.  Although creditworthiness of the applicant is of primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, in relation to the proposed loan amount.  See "Item 1. Business – Lending Activities – General, – Commercial Real Estate and Construction Lending, and – Consumer Lending" in the Company's December 31, 2014 Annual Report on Form 10-K.

While our policy allows us to lend up to 90% of the appraised value on single-family properties, originations of loans with loan-to-value ratios at those levels are minimal.  When they are made at those levels, private mortgage insurance is typically required for loan amounts above the 80% level unless our analysis determines minimal additional risk to be involved; therefore, these loans are not considered to have more risk to us than other residential loans.  We consider these lending practices to be consistent with, or more conservative than, what we believe to be the norm for banks our size.  At September 30, 2015 and December 31, 2014, an estimated 0.2% and 0.3%, respectively, of total owner occupied one- to four-family residential loans had loan-to-value ratios above 100% at origination.  At September 30, 2015 and December 31, 2014, an estimated 2.1% and 1.8%, respectively, of total non-owner occupied one- to four-family residential loans had loan-to-value ratios above 100% at origination.

At September 30, 2015, troubled debt restructurings totaled $46.2 million, or 1.4% of total loans, down $1.4 million from $47.6 million, or 1.5% of total loans, at December 31, 2014.  Concessions granted to borrowers experiencing financial difficulties may include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.  During the three and nine months ended September 30, 2015, no loans were restructured into multiple new loans.  During the year ended December 31, 2014, five loans totaling $1.7 million were each restructured into multiple new loans.  For further information on troubled debt restructurings, see Note 7 of the Notes to Consolidated Financial Statements contained in this report.

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

At September 30, 2015, approximately three and one half years remained on the loss sharing agreement for single family real estate loans acquired from TeamBank and the remaining loans had an estimated average life of two to ten years.  At September 30, 2015, approximately four years remained on the loss sharing agreement for single family real estate loans acquired from Vantus Bank and the remaining loans had an estimated average life of three to twelve years.  At September 30, 2015, approximately six years remained on the loss sharing agreement for single family real estate loans acquired from Sun Security Bank and the remaining loans had an estimated average life of six to twelve years.  At September 30, 2015, approximately six and one half years remained on the loss sharing agreement for single family real estate loans acquired from InterBank and the remaining loans had an estimated average life of five to thirteen years.

The loss sharing agreement for non-single-family loans acquired from TeamBank ended on March 31, 2014.  Any additional losses in the non-single-family TeamBank portfolio are not eligible for loss sharing coverage.  The remaining loans in the portfolio had an estimated average life of one to six years and had a carrying value of $18.9 million at September 30, 2015.  The loss sharing agreement for non-single-family loans acquired from Vantus Bank ended on September 30, 2014.  Any additional losses in the non-single-family Vantus Bank portfolio are not eligible for loss sharing coverage.  The remaining loans in the portfolio had an estimated average life of two to seven years and had a carrying value of $17.8 million at September 30, 2015.  At September 30, 2015, approximately one year remained on the loss sharing agreement for non-single-family loans acquired from Sun Security Bank and the remaining loans had an estimated average life of one to two years.  At September 30, 2015, approximately one and one half years remained on the loss sharing agreement for non-single-family loans acquired from InterBank and the remaining loans had an estimated average life of one to two years.  While the expected repayments for certain of the acquired loans extend beyond the terms of the loss sharing agreements, the Bank has identified and will continue to identify problem loans and will make every effort to resolve them within the time limits of the agreements.  The Company may sell any loans remaining at the end of the loss sharing agreement subject to the approval of the FDIC.

Loans that were acquired through FDIC-assisted transactions, which are accounted for in pools, are currently included in the analysis and estimation of the allowance for loan losses.  If expected cash flows to be received on any given pool of loans decreases from previous estimates, then a determination is made as to whether the loan pool should be charged down or the allowance for loan losses should be increased (through a provision for loan losses).  This is true of all acquired loan pools regardless of whether they are covered by loss sharing agreements.  If a charge down occurs to a loan pool that is covered by a loss sharing agreement, the full amount of the charge down will be reflected in the allowance for loan losses and a separate asset will be recorded for the amount to be recovered from the FDIC.  The loss sharing agreements and their related limitations are described in detail in Note 8 of the Notes to Consolidated Financial Statements contained in this report.  For acquired loan pools that currently are not covered by loss sharing agreements, the Company may allocate, and at September 30, 2015, has allocated, a portion of its allowance for loan losses related to these loan pools in a manner similar to how it allocates its allowance for loan losses to those loans which are collectively evaluated for impairment.

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

Cash and Cash Equivalents.  Great Southern had cash and cash equivalents of $232.6 million at September 30, 2015, an increase of $14.0 million, or 6.4%, from $218.6 million at December 31, 2014.  The increase in cash and cash equivalents was primarily due to payments received on available-for-sale securities and increases in deposits, partially offset by increases in loans.

Available-for-Sale Securities. The Company's available-for-sale securities totaled $273.2 million at September 30, 2015, a decrease of $92.3 million, or 25.2%, compared to $365.5 million at December 31, 2014.  The decrease was due to sales of certain mortgage-backed securities, normal monthly payments received related to the portfolio of mortgage-backed securities, and calls and maturities of municipal securities.  The investment securities were reduced because they were no longer needed for pledging.

Deposits.  The Company attracts deposit accounts through its retail branch network, correspondent banking and corporate services areas, and brokered deposits. The Company then utilizes these deposit funds, along with FHLBank advances and other borrowings, to meet loan demand or otherwise fund its activities. In the nine months ended September 30, 2015, total deposit balances increased $255.9 million, or 8.6%.  Transaction account balances increased $56.5 million to $1.95 billion at September 30, 2015, from $1.89 billion at December 31, 2014, while retail certificates of deposit increased $76.0 million to $999.9 million at September 30, 2015, from $923.9 million at December 31, 2014.  In addition, at September 30, 2015 and December 31, 2014, customer deposits totaling $18.6 million and $23.7 million, respectively, were part of the CDARS program, which allows customers to maintain balances in an insured manner that would otherwise exceed the FDIC deposit insurance limit. The FDIC counts these deposits as brokered, but these are deposit accounts that we generate with customers in our local markets.  Brokered deposits, including CDARS program purchased funds, were $278.4 million at September 30, 2015, an increase of $128.6 million from $149.8 million at December 31, 2014.  The Company elected to increase brokered deposits to fund its loan growth and reduce short-term borrowings and FHLBank advances during the period.

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

The negative impact of declining loan interest rates has been mitigated by the positive effects of the Company's loans which have interest rate floors. At September 30, 2015, the Company had a portfolio (excluding the loans acquired in the FDIC-assisted transactions) of prime-based loans totaling approximately $476 million with rates that change immediately with changes to the prime rate of interest.  Of those loans, $408 million also had interest rate floors. These floors were at varying rates, with $13 million of these loans having floor rates of 7.0% or greater and another $145 million of these loans having floor rates between 5.0% and 7.0%. In addition, $250 million of these loans have floor rates between 2.75% and 5.0%.  At September 30, 2015, all of these loans were at their floor rates.  Also included in these prime-based loans at September 30, 2015, the Company had a portfolio (excluding the loans acquired in the FDIC-assisted transactions) of GSB prime-based loans totaling approximately $130 million with rates that change immediately with changes to the GSB prime rate of interest.  Of those loans, $122 million also had interest rate floors.  At September 30, 2015, all of these loans were at their floor rates.  The loan yield for the total loan portfolio was approximately 129 basis points and 141 basis points higher than the national "prime rate of interest" at September 30, 2015 and December 31, 2014, respectively, partly because of these interest rate floors. While interest rate floors have had an overall positive effect on the Company's results during this period, they do subject the Company to the risk that borrowers will elect to refinance their loans with other lenders.  To the extent economic conditions improve, the risk that borrowers will seek to refinance their loans increases.

Non-Interest Income and Non-Interest (Operating) Expenses.  The Company's profitability is also affected by the level of its non-interest income and operating expenses. Non-interest income consists primarily of service charges and ATM fees, accretion income (net of amortization) related to the FDIC-assisted acquisitions, late charges and prepayment fees on loans, gains on sales of loans and available-for-sale investments and other general operating income.  In 2015 and 2014, increases in the cash flows expected to be collected from the FDIC-covered loan portfolios resulted in amortization (expense) recorded relating to reductions of expected reimbursements under the loss sharing agreements with the FDIC, which are recorded as indemnification assets.  Non-interest income may also be affected by the Company's interest rate derivative activities, if the Company chooses to implement derivatives.  See Note 15 "Derivatives and Hedging Activities" in the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information regarding the Bank's hedging activities.

Operating expenses consist primarily of salaries and employee benefits, occupancy-related expenses, expenses related to foreclosed assets, postage, FDIC deposit insurance, advertising and public relations, telephone, professional fees, office expenses and other general operating expenses.  Details of the current period changes in non-interest income and non-interest expense are provided in the "Results of Operations and Comparison for the Three and Nine Months Ended September 30, 2015 and 2014" section of this Quarterly Report on Form 10-Q.

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

Business Initiatives

Great Southern announced on September 30, 2015, that it entered into a purchase and assumption agreement to acquire 12 branches and related deposits and loans from Cincinnati-based Fifth Third Bank. The acquisition, at that time representing approximately $261 million in deposits and $155 million in loans, is expected to be completed early in the first quarter of 2016, pending regulatory approval. This acquisition will increase Great Southern's St. Louis-area banking center total from eight to 20 offices. Based on the expected amount of loans to be acquired and deposits assumed, it is anticipated that beginning in 2016 this transaction will be accretive to earnings in the range of $0.07 to $0.09 per common share annually.

In September 2015, the Bank announced plans to consolidate operations of 16 banking centers into other nearby Great Southern banking center locations.  As part of an ongoing performance review of its entire banking center network, Great Southern evaluated each location for a number of criteria, including access and availability of services to affected customers, the proximity of other Great Southern banking centers, profitability and transaction volumes, and market dynamics. This review culminated in the approval of the consolidation of these banking centers by the Great Southern Board of Directors. Subsequent to this announcement, the Bank entered into definitive agreements to sell two of the 16 banking centers, including all of the associated deposits. The offices, both in Missouri, are expected to be sold to bank purchasers in the first quarter of 2016, pending regulatory approval. These locations have total deposits of approximately $22 million.

The closing of the remaining 14 facilities, which will result in the transfer of approximately $150 million in deposits and banking center operations to other Great Southern locations, is expected to occur at the close of business on January 8, 2016.

Of these 14 banking centers to be consolidated, nine are in Missouri, four are in Iowa and one is in Kansas.  Nine of these banking centers were acquired as part of various FDIC-assisted acquisitions. Great Southern ATMs will remain operational at each of the affected banking center sites.

Beginning in 2016, the Company expects a positive pre-tax income statement impact of approximately $3.2 million to $3.5 million on an annual basis primarily due to the anticipated reduction in non-interest expenses. In addition, the Company anticipates recording one-time expenses totaling approximately $500,000 to $750,000, primarily during the third and fourth quarters of 2015, in connection with severance costs for affected employees, shortened useful lives of certain leases and furniture and equipment and other costs related to the consolidations.  During the three months ended September 30, 2015, $220,000 of this expense was recognized for certain leases and furniture and equipment.   The affected premises will be marketed for sale. The Company has evaluated the carrying value of the affected premises (totaling approximately $7.5 million) to determine if any impairment of the value of these premises is warranted and has recorded a valuation allowance of $1.0 million related to the premises at September 30, 2015.

The Company's Kansas City commercial and retail loan headquarters and new retail banking center are now open at 11050 Roe Avenue in Overland Park, Kan. The Kansas City Commercial Banking Group moved from its former location in a nearby office complex in Overland Park. Additional space in the purchased and renovated 20,000-square-foot former bank office building is leased to tenants unrelated to the Company.

In October, customers began using a new electronic service called Debit On/Off. Available in the Mobile Banking app for smartphones, this service enables customers to remotely activate and deactivate their debit cards. This functionality allows customers to respond quickly to a potentially lost or stolen card, significantly reducing the possibility of fraudulent transactions and other inconveniences.

Comparison of Financial Condition at September 30, 2015 and December 31, 2014

During the nine months ended September 30, 2015, the Company's total assets increased by $119.3 million to $4.07 billion.  The majority of the increase was attributable to an increase in loans originated by the Bank and an increase in cash and cash equivalents, partially offset mainly by reductions in available-for-sale investment securities, FDIC indemnification asset and other real estate owned.

Net loans increased $231.1 million from December 31, 2014, to $3.27 billion at September 30, 2015.  Excluding acquired covered loans, acquired non-covered loans and mortgage loans held for sale, total loans increased $304.4 million from December 31, 2014 to September 30, 2015, with increases primarily in the areas of commercial real estate loans, consumer loans, construction loans, multi-family residential loans and commercial business loans.  Partially offsetting these increases were decreases in net loans acquired in the FDIC-assisted transactions of $72.0 million, or 15.7%.

The Company's available-for-sale securities decreased $92.3 million compared to December 31, 2014.  The decrease was due to sales of certain mortgage-backed securities, normal monthly payments received related to the portfolio of mortgage-backed securities, and calls and maturities of municipal securities.  The investment securities were reduced because they were no longer needed for pledging.

Cash and cash equivalents were $232.6 million at September 30, 2015, an increase of $14.0 million, or 6.4%, from $218.6 million at December 31, 2014.  The increase in cash and cash equivalents was primarily due to sales of and payments received on available-for-sale securities and increases in deposits.  We anticipate utilizing this liquidity to fund loans and to meet reserve requirements at the Federal Reserve Bank.

The FDIC indemnification asset decreased $16.8 million from December 31, 2014, primarily due to estimated improved cash flows to be collected from the loan obligors, resulting in reductions in payments expected to be received from the FDIC and partially due to the billing and collection of realized losses from the FDIC.  The expected cash flows are further discussed in Note 8 of the Notes to Consolidated Financial Statements.

Total liabilities increased $91.5 million from $3.53 billion at December 31, 2014 to $3.62 billion at September 30, 2015.  The increase was primarily attributable to increases in deposits, partially offset by decreases in Federal Home Loan Bank advances, short-term borrowings, securities sold under reverse repurchase agreements with customers, and subordinated debentures issued to capital trust.  Total deposits increased $255.9 million from December 31, 2014.  Transaction account balances increased $56.5 million to $1.95 billion at September 30, 2015, up from $1.89 billion at December 31, 2014, while retail certificates of deposit increased $76.0 million to $999.9 million at September 30, 2015, up from $923.9 million at December 31, 2014.  In addition, at September 30, 2015 and December 31, 2014, Bank customer deposits totaling $18.6 million and $23.7 million, respectively, were part of the CDARS program which allows Bank customers to maintain balances in an insured manner that would otherwise exceed the FDIC deposit insurance limit. The FDIC counts these deposits as brokered, but these are deposit accounts that we generate with customers in our local markets.  Brokered deposits, including CDARS program purchased funds, were $278.4 million at September 30, 2015, an increase of $128.6 million from $149.8 million at December 31, 2014.  The Company elected to increase brokered deposits to fund its loan growth and reduce short-term borrowings and FHLBank advances during the period.

Federal Home Loan Bank advances decreased $107.0 million from $271.6 million at December 31, 2014 to $164.6 million at September 30, 2015.  The decrease was due to repayment of short-term advances during the period, primarily using funds from deposit growth and increased brokered deposits.

Short-term borrowings decreased $41.1 million from $42.4 million at December 31, 2014 to $1.3 million at September 30, 2015.  The decrease was due to repayment of overnight borrowings during the period.

Securities sold under reverse repurchase agreements with customers decreased $20.9 million from $169.0 million at December 31, 2014 to $148.1 million at September 30, 2015.  These balances fluctuate over time based on customer demand for this product.

Total stockholders' equity increased $27.9 million from $419.7 million at December 31, 2014 to $447.6 million at September 30, 2015.  The Company recorded net income of $34.9 million for the nine months ended September 30, 2015, and common and preferred dividends declared were $9.3 million.  Accumulated other comprehensive income decreased $881,000 due to decreases in the fair value of available-for-sale investment securities and changes in the fair value of cash flow hedges.  In addition, total stockholders' equity increased $2.8 million due to stock option exercises.

Results of Operations and Comparison for the Three and Nine Months Ended September 30, 2015 and 2014

General

Net income was $11.2 million for the three months ended September 30, 2015 compared to net income of $11.6 million for the three months ended September 30, 2014. This decrease of $394,000, or 3.4%, was primarily due to a decrease in net interest income of $2.6 million, or 5.9%, an increase in provision for loan losses of $758,000, or 80.2%, and an increase in non-interest expense of $616,000, or 2.1%, partially offset by an increase in non-interest income of $3.3 million, or 188.0%, and a decrease in income tax expense of $219,000, or 5.5%.  Net income available to common stockholders was $11.1 million and $11.4 million for the three months ended September 30, 2015 and 2014, respectively.

Net income was $34.9 million for the nine months ended September 30, 2015 compared to net income of $31.5 million for the nine months ended September 30, 2014. This increase of $3.4 million, or 10.8%, was primarily due to an increase in net interest income of $5.6 million, or 4.6%, and a decrease in non-interest expense of $4.5 million, or 5.0%, partially offset by a decrease in non-interest income of $4.8 million, or 36.1%, an increase in income tax expense of $1.7 million, or 16.8%, and an increase in provision for loan losses of $204,000, or 5.0%.  Net income available to common stockholders was $34.4 million and $31.0 million for the nine months ended September 30, 2015 and 2014, respectively.

Total Interest Income

Total interest income decreased $1.9 million, or 3.9%, during the three months ended September 30, 2015 compared to the three months ended September 30, 2014.  The decrease was due to a $1.0 million decrease in interest income on investments and other interest-earning assets and an $845,000 decrease in interest income on loans.  Interest income on loans decreased for the three months ended September 30, 2015, due to lower average rates of interest, partially offset by higher average balances on loans.  Total interest income increased $5.1 million, or 3.8%, during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.  The increase was due to an $8.3 million increase in interest income on loans, partially offset by a $3.2 million decrease in interest income on investments and other interest-earning assets.  Interest income on loans increased for the nine months ended September 30, 2015, due to higher average balances on loans, partially offset by lower average rates of interest.  Interest income from investment securities and other interest-earning assets decreased during the three and nine months ended September 30, 2015 compared to the same periods in 2014 due to lower average balances and lower average rates of interest. The lower average balances of investments were primarily due to sales of securities in September 2015, as well as during the second half of 2014, and as a result of management's decision to not reinvest mortgage-backed securities' monthly cash flows back into investments, but to utilize the proceeds to fund a portion of our loan growth.  Prepayments on the mortgages underlying these securities resulted in amortization of premiums which also reduced yields.

Interest Income – Loans

During the three months ended September 30, 2015 compared to the three months ended September 30, 2014, interest income on loans decreased due to lower average interest rates, partially offset by higher average balances.

Interest income decreased $5.8 million as a result of lower average interest rates on loans.  The average yield on loans decreased from 6.08% during the three months ended September 30, 2014, to 5.34% during the three months ended September 30, 2015.  This decrease was due to lower overall loan rates and a lower amount of accretion income in the current year period compared to the prior year period resulting from the increases in expected cash flows to be received from the FDIC-acquired loan pools as previously discussed in Note 8 of the Notes to Consolidated Financial Statements.  On an on-going basis, the Company estimates the cash flows expected to be collected from the acquired loan pools. This cash flows estimate has increased, based on the payment histories and reduced loss expectations of the loan pools, resulting in adjustments to be spread on a level-yield basis over the remaining expected lives of the loan pools. For the loan pools acquired in the 2009, 2011 and 2012 FDIC-assisted transactions, the increases in expected cash flows also reduced the amount of expected reimbursements under the loss sharing agreements with the FDIC, which are recorded as indemnification assets. Therefore, the expected indemnification assets have also been reduced, resulting in adjustments to be amortized on a comparable basis over the remainder of the loss sharing agreements or the remaining expected life of the loan pools, whichever is shorter.

For the three months ended September 30, 2015 and 2014, the adjustments increased interest income by $6.7 million and $8.8 million, respectively, and decreased non-interest income by $4.1 million and $7.4 million, respectively.  The net impact to pre-tax income was $2.5 million and $1.4 million for the three months ended September 30, 2015 and 2014, respectively.  As of September 30, 2015, the remaining accretable yield adjustment that will affect interest income is $15.6 million and the remaining adjustment to the indemnification assets, including the effects of the clawback liability related to InterBank, that will affect non-interest income (expense) is $(11.2 million).  Of the remaining adjustments, we expect to recognize $4.9 million of interest income and $(3.1) million of non-interest income (expense) during the remainder of 2015.  Additional adjustments may be recorded in future periods from the FDIC-assisted transactions, as the Company continues to estimate expected cash flows from the acquired loan pools.

Apart from the yield accretion, the average yield on loans was 4.54% for the three months ended September 30, 2015, down from 4.89% for the three months ended September 30, 2014, as a result of loan pay-offs and normal amortization of higher-rate loans and new loans that were made at current lower market rates.

In addition, the Company's net interest margin has been impacted by additional yield accretion recognized in conjunction with updated estimates of the fair value of the loan pools acquired in the June 2014 Valley Bank FDIC-assisted transaction.  Beginning with the three months ended December 31, 2014, the cash flow estimates have increased for certain of the Valley Bank loan pools primarily based on significant loan repayments and also due to collection of certain loans, thereby reducing loss expectations on certain of the loan pools. This resulted in increased income that was spread on a level-yield basis over the remaining expected lives of these loan pools.  The Valley Bank transaction does not include a loss sharing agreement with the FDIC.  Therefore, there is no related indemnification asset. The entire amount of the discount adjustment will be accreted to interest income over time with no offsetting impact to non-interest income.  The amount of the Valley Bank discount adjustment accreted to interest income for the three months ended September 30, 2015 was $1.8 million, and is included in the impact on net interest income/net interest margin amount discussed below.  Based on current estimates, we anticipate recording additional interest income accretion of $1.3 million in the remainder of 2015 related to Valley Bank loans.

Interest income increased $4.9 million as the result of higher average loan balances, which increased from $2.93 billion during the three months ended September 30, 2014, to $3.27 billion during the three months ended September 30, 2015.  The higher average balances were primarily due to organic growth in most loan types.

During the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, interest income on loans increased due to higher average balances, partially offset by lower average interest rates.

Interest income increased $21.8 million as the result of higher average loan balances, which increased from $2.70 billion during the nine months ended September 30, 2014, to $3.21 billion during the nine months ended September 30, 2015.  The higher average balances were primarily due to organic growth in most loan types.  A portion of this loan growth resulted from the Company acquiring $165.1 million in loans (net of discounts) as part of the Valley Bank FDIC-assisted transaction on June 20, 2014, the balance of which were $100.3 million (net of discounts) at September 30, 2015.

Interest income decreased $13.5 million as a result of lower average interest yields on loans.  The average yield on loans decreased from 6.22% during the nine months ended September 30, 2014, to 5.59% during the nine months ended September 30, 2015.  This decrease was due to a reduction in overall loan rates and a decrease in additional yield accretion recognized in conjunction with the fair value of the loan pools acquired in the FDIC-assisted transactions as discussed above for the three months ended September 30, 2015 and as previously discussed in Note 8 of the Notes to Consolidated Financial Statements.  The adjustments increased interest income by $22.9 million and decreased non-interest income by $16.2 million during the nine months ended September 30, 2015, for a net positive impact of $6.7 million to pre-tax income.  The adjustments increased interest income by $25.8 million and decreased non-interest income by $21.9 million during the nine months ended September 30, 2014, for a net positive impact of $3.9 million to pre-tax income.  Apart from the yield accretion, the average yield on loans was 4.63% for the nine months ended September 30, 2015, down from 4.94% for the nine months ended September 30, 2014 for reasons discussed above.

During the nine months ended September 30, 2015, the Company collected $891,000 on certain acquired loans from customers with loans which had previously not been expected to be collectible. In accordance with the Company's accounting methodology, these collections were accounted for as increases in estimated cash flows and were recorded as interest income, thereby increasing net interest income and net interest margin. The positive impact on net interest margin in the nine months ended September 30, 2015 (annualized) was approximately three basis points. These collections related to acquired loans which were subject to loss sharing agreements with the FDIC; therefore, 80% of the amounts collected, or $713,000, is owed to the FDIC. This $713,000 of expense is included in non-interest income under "accretion (amortization) of income related to business acquisitions."

Interest Income – Investments and Other Interest-earning Assets

Interest income on investments and other interest-earning assets decreased in the three months ended September 30, 2015 compared to the three months ended September 30, 2014.  Interest income decreased $805,000 as a result of a decrease in average balances from $634.3 million during the three months ended September 30, 2014, to $448.4 million during the three months ended September 30, 2015.  Average balances of securities decreased primarily due to the sale of certain securities during the three months ended September 30, 2015 and the normal monthly payments received on the portfolio of mortgage-backed securities, with proceeds ultimately being used to fund a portion of new loan originations.  Interest income decreased $202,000 due to a decrease in average interest rates from 1.68% during the three months ended September 30, 2014, to 1.46% during the three months ended September 30, 2015 due to prepayments of mortgage-backed securities and a change in the mix of investments and other interest-earning assets.

Interest income on investments and other interest-earning assets decreased in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.  Interest income decreased $2.8 million as a result of a decrease in average balances from $730.2 million during the nine months ended September 30, 2014, to $514.0 million during the nine months ended September 30, 2015.  Average balances of securities decreased for the same reasons as discussed above for the three month period.  Interest income decreased $453,000 due to a decrease in average interest rates from 1.58% during the nine months ended September 30, 2014, to 1.40% during the nine months ended September 30, 2015.

The Company's interest-earning deposits and non-interest-earning cash equivalents currently earn very low or no yield and therefore negatively impact the Company's net interest margin. At September 30, 2015, the Company had cash and cash equivalents of $232.6 million compared to $218.6 million at December 31, 2014.  See "Net Interest Income" for additional information on the impact of this interest activity.

Total Interest Expense

Total interest expense increased $729,000, or 20.8%, during the three months ended September 30, 2015, when compared with the three months ended September 30, 2014, due to an increase in interest expense on deposits of $616,000, or 21.4%, an increase in interest expense on subordinated debentures issued to capital trust of $105,000, or 73.4%, an increase in interest expense on FHLBank advances of $7,000, or 1.5% and an increase of interest expense on short-term borrowing and repurchase agreements of $1,000, or 7.7%.

Total interest expense decreased $507,000, or 4.1%, during the nine months ended September 30, 2015, when compared with the nine months ended September 30, 2014, due to a decrease in interest expense on FHLBank advances of $1.1 million, or 45.6%, and a decrease in interest expense on short-term borrowings and repurchase agreements of $1.0 million, or 95.3%, partially offset by an increase in interest expense on deposits of $1.5 million, or 18.0% and an increase in interest expense on subordinated debentures issued to capital trust of $142,000, or 34.0%.

Interest Expense – Deposits

Interest expense on demand deposits decreased $65,000 due to a decrease in average balances from $1.47 billion during the three months ended September 30, 2014, to $1.35 billion during the three months ended September 30, 2015.  The decrease in average balances of interest-bearing demand deposits was primarily a result of a decrease in public funds deposits.  The average balance of non-interest-bearing demand deposit accounts decreased $6.3 million, from $544.8 million for the three months ended September 30, 2014 to $538.5 million for the three months ended September 30, 2015.  Interest expense on demand deposits increased $47,000 due to average rates of interest that increased from 0.21% in the three months ended September 30, 2014 to 0.23% in the three months ended September 30, 2015.

Interest expense on demand deposits decreased $313,000 due to a decrease in average rates from 0.22% during the nine months ended September 30, 2014, to 0.19% during the nine months ended September 30, 2015.  Interest expense on demand deposits decreased $57,000 due to a decrease in average balances from $1.44 billion during the nine months ended September 30, 2014, to $1.40 billion during the nine months ended September 30, 2015.  The decrease in average balances of interest-bearing demand deposits was primarily a result of a decrease in public funds deposits.

Interest expense on time deposits increased $381,000 due to an increase in average balances of time deposits from $1.09 billion during the three months ended September 30, 2014, to $1.28 billion during the three months ended September 30, 2015.  Interest expense on time deposits increased $253,000 as a result of an increase in average rates of interest from 0.76% during the three months ended September 30, 2014, to 0.85% during the three months ended September 30, 2015.  A large portion of the Company's certificate of deposit portfolio matures within six to eighteen months and therefore reprices fairly quickly; this is consistent with the portfolio over the past several years.  The increase in average balances of time deposits was primarily a result of increased balances of brokered deposits and time deposits opened through the Company's internet deposit acquisition channels.

Interest expense on time deposits increased $1.4 million due to an increase in average balances from $1.02 billion during the nine months ended September 30, 2014, to $1.24 billion during the nine months ended September 30, 2015.  Interest expense on time deposits increased $512,000 due to an increase in average rates from 0.78% during the nine months ended September 30, 2014, to 0.84% during the nine months ended September 30, 2014.  The increase in time deposit balances was due to the deposits acquired in the Valley Bank transaction on June 20, 2014, as well organic deposit growth.  The increase in average balances of time deposits was primarily a result of increased balances of brokered deposits and time deposits opened through the Company's internet deposit acquisition channels.

Interest Expense – FHLBank Advances, Short-term Borrowings and Structured Repo Borrowings and Subordinated Debentures Issued to Capital Trusts

During the three months ended September 30, 2015 compared to the three months ended September 30, 2014, interest expense on FHLBank advances increased due to higher average rates of interest, partially offset by lower average balances.  Interest expense on FHLBank advances increased $15,000 due to an increase in average interest rates from 0.85% in the three months ended September 30, 2014, to 0.88% in the three months ended September 30, 2015.  The increase in the average rate was due to a change in the mix of the advances compared to the prior year period.  Short-term advances with very low interest rates were slightly lower than in the prior year period, which caused the overall average rate to increase.  Partially offsetting the increase in the average rate was a decrease in interest expense on FHLBank advances of $8,000 due to a decrease in average balances from $214.3 million during the three months ended September 30, 2014, to $210.7 million during the three months ended September 30, 2015.  This decrease was primarily due to repayments of short-term FHLBank advances by the Company during the three months ended September 30, 2015, using primarily funds from brokered deposits.

During the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, interest expense on FHLBank advances decreased due to lower average rates of interest, partially offset by higher average balances.  Interest expense on FHLBank advances decreased $1.5 million due to a decrease in average interest rates from 2.06% in the nine months ended September 30, 2014, to 0.95% in the nine months ended September 30, 2015.  Interest expense on FHLBank advances increased $375,000 due to an increase in average balances from $158.9 million during the nine months ended September 30, 2014, to $187.0 million during the nine months ended September 30, 2015.  The significant decrease in the average rate was due primarily to the repayment of $80 million of the Company's long-term higher-rate FHLBank advances in June 2014.  As of September 30, 2015, $123 million of the Company's $165 million of total FHLBank advances were short-term advances with very low interest rates.  Average short-term advances were $155.5 million for the nine months ended September 30, 2015.

Interest expense on short-term and structured repo borrowings increased $2,000 due to an increase in average balances from $161.2 million during the three months ended September 30, 2014, to $187.0 million during the three months ended September 30, 2015.  Interest expense on short-term and structured repo borrowings decreased $1,000 due to average rates that remained relatively stable at 0.03% in each of the three months ended September 30, 2015 and 2014.

Interest expense on short-term and structured repo borrowings decreased $1.1 million due to a decrease in average rates on short-term borrowings from 0.76% in the nine months ended September 30, 2014, to 0.03% in the nine months ended September 30, 2015.  The Company repaid $50 million of structured repurchase agreements in June 2014.  As there were no higher-rate structured repurchase agreements during the nine month period ended September 30, 2015, the average rate decreased significantly because the interest expense was all related to the lower-rate securities sold under repurchase agreements with customers.  Interest expense on short-term and structured repo borrowings increased $99,000 due to an increase in average balances from $189.8 million during the nine months ended September 30, 2014, to $208.9 million during the nine months ended September 30, 2015.  These balances fluctuate based on customer demand for this product.

During the three months ended September 30, 2015, compared to the three months ended September 30, 2014, interest expense on subordinated debentures issued to capital trusts increased $123,000 due to higher average interest rates.  The average interest rate was 1.83% in the three months ended September 30, 2014, compared to 3.58% in the three months ended September 30, 2015.  The increase in the interest rate resulted from the amortization of the cost of interest rate caps the Company purchased in 2013 to limit the interest rate risk from rising LIBOR rates related to the Company's subordinated debentures issued to capital trusts.  Interest expense on subordinated debentures issued to capital trusts decreased $18,000 due to a decrease in average balances from $30.9 million for the three months ended September 30, 2014 to $27.5 million during the three months ended September 30, 2015.  The average balance decreased because the Company redeemed $5.0 million of its subordinated debentures issued to capital trust during the period.  See Note 16 of the Notes to Consolidated Financial Statements for additional information regarding this transaction.  The remaining debentures are variable-rate debentures which bear interest at an average rate of three-month LIBOR plus 1.60%, adjusting quarterly.

During the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, interest expense on subordinated debentures issued to capital trusts increased $158,000 due to higher average interest rates.  The average interest rate was 1.81% in the nine months ended September 30, 2014, compared to 2.51% in the nine months ended September 30, 2015.  The increase in the interest rate resulted from the amortization of the cost of interest rate caps the Company purchased in 2013 to limit the interest rate risk from rising LIBOR rates related to the Company's subordinated debentures issued to capital trusts.  Interest expense on subordinated debentures issued to capital trusts decreased $16,000 due to a decrease in average balances from $30.9 million for the nine months ended September 30, 2014 to $29.8 million during the nine months ended September 30, 2015.  The average balance decreased for the same reasons as discussed in the comparable three month periods above.

Net Interest Income

Net interest income for the three months ended September 30, 2015 decreased $2.6 million to $41.5 million compared to $44.1 million for the three months ended September 30, 2014. Net interest margin was 4.43% in the three months ended September 30, 2015, compared to 4.91% in the three months ended September 30, 2014, a decrease of 48 basis points, or 9.8%.  In both three month periods, the Company's margin was positively impacted by the increases in expected cash flows to be received from the FDIC-acquired loan pools and the resulting increase to accretable yield which were previously discussed in Note 8 of the Notes to Consolidated Financial Statements.  The positive impact of these changes in the three months ended September 30, 2015 and 2014 were increases in interest income of $6.7 million and $8.8 million, respectively, and increases in net interest margin of 71 basis points and 98 basis points, respectively.  Excluding the positive impact of the additional yield accretion, net interest margin decreased 21 basis points when compared to the year-ago quarter.  The decrease was primarily due to a decrease in the average interest rate on loans and an increase in the average interest rate on deposits.  Existing loans continue to repay, and in many cases new loans are originated at rates which are lower than the rates on those repaying loans and may be lower than existing average portfolio rates.

The Company's overall average interest rate spread decreased 50 basis points, or 10.4%, from 4.83% during the three months ended September 30, 2014, to 4.33% during the three months ended September 30, 2015.  The decrease was due to a 42 basis point decrease in the weighted average yield on interest-earning assets and an eight basis point increase in the weighted average rate paid on interest-bearing liabilities. In comparing the two periods, the yield on loans decreased 74 basis points while the yield on investment securities and other interest-earning assets decreased 12 basis points. The rate paid on deposits increased eight basis points, the rate paid on FHLBank advances increased three basis points, and the rate paid on subordinated debentures issued to capital trusts increased 175 basis points.

Net interest income for the nine months ended September 30, 2015 increased $5.7 million to $127.7 million compared to $122.0 million for the nine months ended September 30, 2014. Net interest margin was 4.59% in the nine months ended September 30, 2015, compared to 4.75% in the nine months ended September 30, 2014, a decrease of 16 basis points.  In both nine month periods, the Company's margin was positively impacted by the increases in cash flows expected to be received from the FDIC-acquired loan pools and the resulting increase to accretable yield which were previously discussed in Note 8 of the Notes to Consolidated Financial Statements.  The positive impact of these changes on the nine months ended September 30, 2015 and 2014 were increases in interest income of $22.9 million and $25.8 million, respectively, and increases in net interest margin of 82 basis points and 101 basis points, respectively.  Excluding the positive impact of the additional yield accretion, net interest margin increased three basis points when compared to the year-ago period.

The Company's overall average interest rate spread decreased 15 basis points from 4.65% during the nine months ended September 30, 2014, to 4.50% during the nine months ended September 30, 2015.  The decrease was due to a 22 basis point decrease in the weighted average yield on interest-earning assets and a seven basis point decrease in the weighted average rate paid on interest-bearing liabilities. In comparing the two periods, the yield on loans decreased 63 basis points while the yield on investment securities and other interest-earning assets decreased 11 basis points. The rate paid on deposits increased five basis points, the rate paid on short-term borrowings decreased 73 basis points, the rate paid on FHLBank advances decreased 111 basis points, and the rate paid on subordinated debentures issued to capital trusts increased 70 basis points.

The Company's net interest income and margin have been significantly impacted by additional yield accretion recognized in conjunction with updated estimates of the fair value of the loan pools acquired in the 2009, 2011 and 2012 FDIC-assisted transactions. On an on-going basis, the Company estimates the cash flows expected to be collected from the acquired loan pools. For each of the loan portfolios acquired, the cash flow estimates have increased, based on payment histories and reduced loss expectations of the loan pools. This resulted in increased income that was spread on a level-yield basis over the remaining expected lives of the loan pools. The increases in expected cash flows also reduced the amount of expected reimbursements under the loss sharing agreements with the FDIC, which are recorded as indemnification assets. Therefore, the expected indemnification assets have also been reduced each quarter since the fourth quarter of 2010, resulting in adjustments to be amortized on a comparable basis over the remainder of the loss sharing agreements or the remaining expected lives of the loan pools, whichever is shorter. No material estimated cash flows were recorded in the three months ended September 30, 2015, related to these loan pools.

In addition, beginning in the three months ended December 31, 2014, the Company's net interest income and margin have been impacted by additional yield accretion recognized in conjunction with updated estimates of the fair value of the loan pools acquired in the June 2014 Valley Bank FDIC-assisted transaction. The cash flow estimates have increased for certain of the Valley Bank loan pools primarily based on significant loan repayments and also due to collection of certain loans, thereby reducing loss expectations on certain of the loan pools. This resulted in increased income that was spread on a level-yield basis over the remaining expected lives of these loan pools. The Valley Bank transaction does not include a loss sharing agreement with the FDIC. Therefore, there is no related indemnification asset. The entire amount of the discount adjustment will be accreted to interest income over time with no offsetting impact to non-interest income. The amount of the Valley Bank discount adjustment accreted to interest income in the three and nine months ended September 30, 2015 was $1.8 million and $3.9 million, respectively, and is included in the impact on net interest income/net interest margin amount in the table included in Note 8 of the Notes to the Consolidated Financial Statements.

For additional information on net interest income components, refer to the "Average Balances, Interest Rates and Yields" table in this Quarterly Report on Form 10-Q.

Provision for Loan Losses and Allowance for Loan Losses

Management records a provision for loan losses in an amount it believes sufficient to result in an allowance for loan losses that will cover current net charge-offs as well as risks believed to be inherent in the Company's loan portfolio. The amount of provision charged against current income is based on several factors, including, but not limited to, past loss experience, current portfolio mix, actual and potential losses identified in the loan portfolio, economic conditions, and internal as well as external reviews.  However, the levels of non-performing assets, potential problem loans, loan loss provisions and net charge-offs fluctuate from period to period and are difficult to predict.

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

The provision for loan losses for the three months ended September 30, 2015, increased $758,000 to $1.7 million when compared with the three months ended September 30, 2014.  The provision for loan losses for the nine months ended September 30, 2015, increased $204,000 to $4.3 million when compared with the nine months ended September 30, 2014.  At September 30, 2015, the allowance for loan losses was $39.9 million, an increase of $1.5 million from December 31, 2014.  Total net charge-offs were $1.5 million and $946,000 for the three months ended September 30, 2015, and 2014, respectively.  Excluding those related to loans covered by loss sharing agreements, net charge-offs were $720,000, with one relationship making up $192,000 of the net charge-off total for the three months ended September 30, 2015.  The remaining $803,000 of the net charge-off total for the three months ended September 30,

2015, was related to loans covered by loss sharing agreements with the FDIC.  Under these agreements, the FDIC will reimburse the Bank for 80% of the losses, so the Bank expects reimbursement of $643,000 of this charge-off and recorded income of this amount in the three months ended September 30, 2015 in noninterest income.  Total net charge-offs were $2.9 million and $6.1 million for the nine months ended September 30, 2015 and 2014, respectively.  Excluding those related to loans covered by loss sharing agreements, for the nine months ended September 30, 2015, three relationships made up $1.2 million of the total $2.1 million in net charge-offs.  The increase in the allowance for loan losses in the three months ended September 30, 2015, was primarily due to loan growth.  General market conditions, and more specifically, real estate absorption rates and unique circumstances related to individual borrowers and projects also contributed to the level of provisions and charge-offs.  As properties were categorized as potential problem loans, non-performing loans or foreclosed assets, evaluations were made of the values of these assets with corresponding charge-offs as appropriate.

Except for those loans acquired in the TeamBank and Vantus Bank transactions for which the loss sharing agreements have ended (i.e., non-single family real estate loans), loans acquired in the 2009, 2011 and 2012 FDIC-assisted transactions are covered by loss sharing agreements between the FDIC and Great Southern Bank which afford Great Southern Bank at least 80% protection from losses in the acquired portfolio of loans.  The FDIC loss sharing agreements are subject to limitations on the types of losses covered and the length of time losses are covered and are conditioned upon the Bank complying with its requirements in the agreements with the FDIC.  These limitations are described in detail in Note 8 of the Notes to Consolidated Financial Statements.  The acquired loans were grouped into pools based on common characteristics and were recorded at their estimated fair values, which incorporated estimated credit losses at the acquisition dates.  These loan pools are systematically reviewed by the Company to determine the risk of losses that may exceed those identified at the time of the acquisition.  Techniques used in determining risk of loss are similar to those used to determine the risk of loss for the legacy Bank portfolio, with most focus being placed on those loan pools which include the larger loan relationships and those loan pools which exhibit higher risk characteristics.  Review of the acquired loan portfolio also includes meetings with customers, review of financial information and collateral valuations to determine if any additional losses are apparent.  Former Valley Bank loans are accounted for in pools and were recorded at their fair value at the time of the acquisition as of June 20, 2014; therefore, these loan pools are analyzed rather than the individual loans.

The allowance for loan losses as a percentage of total loans, excluding loans covered by the FDIC loss sharing agreements, was 1.29% and 1.34% at September 30, 2015 and December 31, 2014, respectively. Management considers the allowance for loan losses adequate to cover losses inherent in the Company's loan portfolio at September 30, 2015, based on recent reviews of the Company's loan portfolio and current economic conditions. If economic conditions were to deteriorate or management's assessment of the loan portfolio were to change, it is possible that additional loan loss provisions would be required, thereby adversely affecting future results of operations and financial condition.

Non-performing Assets

Former TeamBank, Vantus Bank, Sun Security Bank and InterBank non-performing assets, including foreclosed assets and potential problem loans, are not included in the totals or in the discussion of non-performing loans, potential problem loans and foreclosed assets below as they are, or were, subject to loss sharing agreements with the FDIC, which cover at least 80% of principal losses that may be incurred in these portfolios for the applicable terms under the agreements.  At September 30, 2015, there were no material non-performing assets that were previously covered, and are now not covered, under the TeamBank or Vantus Bank non-single-family loss sharing agreements.  In addition, FDIC-supported TeamBank, Vantus Bank, Sun Security Bank and InterBank assets were initially recorded at their estimated fair values as of their acquisition dates of March 20, 2009, September 4, 2009, October 7, 2011 and April 27, 2012, respectively.  The overall performance of the FDIC-covered loan pools acquired in 2009, 2011 and 2012 has been better than original expectations as of the acquisition dates.  Former Valley Bank loans are also excluded from the totals and the discussion of non-performing loans, potential problem loans and foreclosed assets below, although they are not covered by a loss sharing agreement.  Former Valley Bank loans are accounted for in pools and were recorded at their fair value at the time of the acquisition as of June 20, 2014; therefore, these loan pools are analyzed rather than the individual loans.

The loss sharing agreement for the non-single-family portion of the loans acquired in the TeamBank transaction ended on March 31, 2014. Any additional losses in that non-single-family portfolio will not be eligible for loss sharing coverage. At this time, the Company does not expect any material losses in this non-single-family loan portfolio, which totaled $18.9 million, net of discounts, at September 30, 2015.

The loss sharing agreement for the non-single-family portion of the loans acquired in the Vantus Bank transaction ended on September 30, 2014. Any additional losses in that non-single-family portfolio will not be eligible for loss sharing coverage. At this time, the Company does not expect any material losses in this non-single-family loan portfolio, which totaled $17.8 million, net of discounts, at September 30, 2015.
As a result of changes in balances and composition of the loan portfolio, changes in economic and market conditions that occur from time to time and other factors specific to a borrower's circumstances, the level of non-performing assets will fluctuate.  Non-performing assets, excluding FDIC-covered non-performing assets and other FDIC-assisted acquired assets, at September 30, 2015, were $36.5 million, a decrease of $7.2 million from $43.7 million at December 31, 2014.  Non-performing assets, excluding FDIC-covered non-performing assets and other FDIC-assisted acquired assets, as a percentage of total assets, were 0.90% at September 30, 2015, compared to 1.11% at December 31, 2014 and 1.21% at September 30, 2014.
Compared to December 31, 2014, non-performing loans decreased $1.0 million to $7.1 million at September 30, 2015, and foreclosed assets decreased $6.1 million to $29.4 million at September 30, 2015.  Non-performing commercial real estate loans comprised $4.0 million, or 55.7%, of the total $7.1 million of non-performing loans at September 30, 2015, a decrease of $744,000 from December 31, 2014.  Non-performing one-to four-family residential loans comprised $1.6 million, or 22.4%, of the total non-performing loans at September 30, 2015, a decrease of $21,000 from December 31, 2014.  Non-performing consumer loans increased $43,000 in the nine months ended September 30, 2015, and were $1.2 million, or 16.3%, of the total non-performing loans at September 30, 2015.

Non-performing Loans.  Activity in the non-performing loans category during the nine months ended September 30, 2015 was as follows:

	Beginning Balance, January 1	Additions to Non- Performing	Removed from Non- Performing	Transfers to Potential Problem Loans	Transfers to Foreclosed Assets	Charge- Offs	Payments	Ending Balance, September 30
	(In Thousands)
One- to four-family construction	$—	$—	$—	$—	$—	$—	$—	$—
Subdivision construction	—	109	—	—	—	(55)	(54)	—
Land development	255	114	—	(50)	—	(197)	(9)	113
Commercial construction	—	—	—	—	—	—	—	—
One- to four-family residential	1,610	1,117	(332)	(88)	(316)	(46)	(356)	1,589
Other residential	—	—	—	—	—	—	—	—
Commercial real estate	4,699	1,991	(187)	—	(2,225)	(2)	(321)	3,955
Commercial business	466	287	(56)	(35)	—	(300)	(75)	287
Consumer	1,117	1,351	(187)	(114)	(111)	(246)	(650)	1,160

Total	$8,147	$4,969	$(762)	$(287)	$(2,652)	$(846)	$(1,465)	$7,104

At September 30, 2015, the non-performing commercial real estate category included eight loans, two of which were added during 2015, with one being transferred from potential problem loans.  The largest relationship in this category, which was added in a previous period, totaled $1.7 million, or 41.8%, of the total category, and is collateralized by a theater property in Branson, Mo.  The second largest relationship in this category totaled $1.3 million, or 33.5%, of the total category, was added due to non-payment during the three months ended September 30, 2015, and is collateralized by a hotel property in southwest Missouri.  One property in this category totaling $2.0 million was transferred to foreclosed assets during the three months ended March 31, 2015.  The non-performing one- to four-family residential category included 26 loans, 13 of which were added during 2015.  There were 10 properties in the one-to four-family category which were removed from non-performing during 2015.  The non-performing consumer category included 98 loans, 73 of which were added during 2015.

Potential Problem Loans.  Compared to December 31, 2014, potential problem loans increased $1.1 million, or 4.3%. This increase was due to the addition of $8.1 million of loans to potential problem loans, partially offset by $2.1 million in payments from customers, $3.4 million in loans being removed from potential problem loans due to improvements in the credits, $856,000 in loans transferred to the non-performing category, $546,000 in charge-offs and $157,000 in loans transferred to foreclosed assets.  Potential problem loans are loans which management has identified through routine internal review procedures as having possible credit problems that may cause the borrowers difficulty in complying with the current repayment terms.  These loans are not reflected in non-performing assets, but are considered in determining the adequacy of the allowance for loan losses.  Activity in the potential problem loans category during the nine months ended September 30, 2015, was as follows:

	Beginning Balance, January 1	Additions to Potential Problem	Removed from Potential Problem	Transfers to Non- Performing	Transfers to Foreclosed Assets	Charge- Offs	Payments	Ending Balance, September 30
	(In Thousands)
One- to four-family construction	$1,312	$315	$—	$—	$—	$—	$(915)	$712
Subdivision construction	4,252	434	(2,108)	(109)	—	—	(578)	1,891
Land development	5,857	—	(330)	—	—	—	(3)	5,524
Commercial construction	—	—	—	—	—	—	—	—
One- to four-family residential	1,906	177	(117)	(254)	(157)	(14)	(46)	1,495
Other residential	1,956	—	—	—	—	—	—	1,956
Commercial real estate	8,043	6,857	(670)	(472)	—	—	(134)	13,624
Commercial business	1,435	131	(180)	(21)	—	(527)	(367)	471
Consumer	214	227	—	—	—	(5)	(67)	369

Total	$24,975	$8,141	$(3,405)	$(856)	$(157)	$(546)	$(2,110)	$26,042

At September 30, 2015, the commercial real estate category of potential problem loans included 11 loans, six of which were added during 2015, including five that were part of the same relationship that is the largest relationship in this category.  This largest relationship had a balance of $6.5 million, or 47.8% of the total category, and was added during the three months ended September 30, 2015 due to slow payment.  The relationship is collateralized by four long-term health care facilities in Missouri.  The second largest relationship in this category had a balance of $4.8 million, or 34.9% of the total category.  The relationship is collateralized by properties located near Branson, Mo.  The land development category of potential problem loans included two loans, both of which were added during previous periods.  The largest relationship in this category totaled $3.8 million, or 69.5% of the total category, and is collateralized by property in the Branson, Mo., area.  The other residential category of potential problem loans included one loan which was added in a previous period, and is collateralized by properties located in the Branson, Mo., area.  The subdivision construction category of potential problem loans included six loans, two of which were added during 2015.  The largest relationship in this category, which is made up of three loans, had a balance totaling $1.7 million, or 88.2% of the total category, and is collateralized by property in southwest Missouri.  Three loans in this category were removed from potential problem loans during 2015.  One loan which was removed, totaling $1.7 million, was collateralized by property in the Springfield, Mo., area and was removed from potential problem loans due to improvement in the credit and payment performance.  The one- to four-family residential category of potential problem loans included 22 loans.  The one-to four-family construction category of potential problem loans included three loans, all of which were to the same borrower, and all of which were added during 2014.  The additions to this category during the period were primarily draws on the existing construction lines of credit.  These loans were collateralized by property in southwest Missouri and were all originated prior to 2008.  These loans are part of the same borrower relationship as the $1.7 million relationship in the subdivision construction category noted above.  The commercial business category of potential problem loans included six loans, four of which were added in the current period.  The $527,000 charge-off in this category was related to one borrower.

Foreclosed Assets.  Of the total $35.1 million of other real estate owned at September 30, 2015, $2.5 million represents the fair value of foreclosed assets covered by FDIC loss sharing agreements, $478,000 represents the fair value of foreclosed assets previously covered by FDIC loss sharing agreements, $1.1 million represents the fair value of foreclosed assets acquired related to Valley Bank and not covered by loss sharing agreements and $1.6 million represents properties which were not acquired through foreclosure. The loss share covered and non-covered foreclosed and other assets acquired in the FDIC-assisted transactions and the properties not acquired through foreclosure are not included in the following table and discussion of foreclosed assets.  Because additions of foreclosed properties were less than sales, total foreclosed assets decreased.  Activity in foreclosed assets during the nine months ended September 30, 2015, was as follows:

	Beginning Balance, January 1	Additions	Sales	Capitalized Costs	Write- Downs	Ending Balance, September 30
	(In Thousands)
One- to four-family construction	$223	$—	$(223)	$—	$—	$—
Subdivision construction	9,857	—	(2,171)	—	(172)	7,514
Land development	17,168	—	(3,757)	—	—	13,411
Commercial construction	—	—	—	—	—	—
One- to four-family residential	3,353	473	(1,862)	—	(101)	1,863
Other residential	2,625	—	(488)	13	—	2,150
Commercial real estate	1,632	2,225	(306)	—	—	3,551
Commercial business	59	—	(11)	—	—	48
Consumer	624	3,605	(3,324)	—	—	905

Total	$35,541	$6,303	$(12,142)	$13	$(273)	$29,442

At September 30, 2015, the land development category of foreclosed assets included 31 properties, the largest of which was located in northwest Arkansas and had a balance of $2.3 million, or 17.1% of the total category.  Of the total dollar amount in the land development category of foreclosed assets, 41.3% and 33.1% was located in northwest Arkansas and in the Branson, Mo., area, respectively, including the largest property previously mentioned.  Of the $3.7 million in sales in this category, $3.5 million was from the sale of five properties.  Two properties totaling $1.6 million in the Branson, Mo., area were sold, two properties in northwest Arkansas totaling $1.3 million were sold and one property in southwest Missouri totaling $585,000 was sold.  The subdivision construction category of foreclosed assets included 28 properties, the largest of which was located in the Springfield, Mo. metropolitan area and had a balance of $1.2 million, or 16.4% of the total category.  Of the total dollar amount in the subdivision construction category of foreclosed assets, 32.2% and 16.4% is located in Branson, Mo. and Springfield, Mo., respectively.  Of the $2.2 million in sales in this category, $1.9 million was from the sale of two properties.  One subdivision property totaling $1.3 million in the Kansas City, Mo. metropolitan area was sold and one subdivision property in the St. Louis, Mo. metropolitan area totaling $872,000 was sold.  The commercial real estate category of foreclosed assets included seven properties, the largest of which was located in southeast Missouri and was added during the three months ended March 31, 2015.  That property totaled $2.0 million, or 57.2% of the total category.  The other residential category of foreclosed assets included 11 properties, 10 of which were part of the same condominium community located in Branson, Mo., and had a balance of $1.8 million, or 83.7% of the total category.  The one-to four-family residential category of foreclosed assets included 11 properties, of which the largest relationship, with two properties in the southwest Missouri area, had a balance of $554,000, or 29.7% of the total category.  Of the total dollar amount in the one-to- four-family category of foreclosed assets, 48.5% is located in Branson, Mo.

Non-interest Income

For the three months ended September 30, 2015, non-interest income increased $3.3 million to $5.1 million when compared to the three months ended September 30, 2014, primarily as a result of the following increases and decreases:

Amortization of income related to business acquisitions:  The net amortization expense related to business acquisitions was $3.3 million for the three months ended September 30, 2015, compared to $6.5 million for the three months ended September 30, 2014.  The amortization expense for the three months ended September 30, 2015, consisted of the following items:  $3.8 million of amortization expense related to the changes in cash flows expected to be collected from the FDIC-covered loan portfolios and $384,000 of amortization of the clawback liability.  Partially offsetting the expense was income from the accretion of the discount related to the indemnification assets for the Sun Security Bank and InterBank acquisitions of $309,000.  In addition, a charge-off on a loan pool which exceeded the remaining discount on the pool by $803,000 was recognized as a reduction to allowance for loan losses during the three months ended September 30, 2015.  The Bank expects to collect 80% of this amount as reimbursement from the FDIC, so income of $643,000 was recorded here in non-interest income.

Other income:  Other income increased $898,000 compared to the prior year three month period.  The increase was primarily due to a $1.1 million gain recognized when the Company redeemed the trust preferred securities previously issued by Great Southern Capital Trust III at a discount.

Gains on sales of single-family loans: Gains on sales of single-family loans decreased $464,000 compared to the prior year three month period.  This decrease was due to a decrease in originations of fixed-rate loans in the 2015 period compared to the 2014 period.  In the 2014 period, $217,000 of this income was related to the single-family loans acquired in the Valley Bank acquisition and subsequently sold in the secondary market.  Fixed rate single-family loans originated are generally subsequently sold in the secondary market.

Net realized gains on sales of available-for-sale securities:  Gains on sales of available-for-sale securities decreased $319,000 compared to the prior year three month period.  Several mortgage-backed securities were sold during the three months ended September 30, 2015, resulting in a loss of less than $1,000.  In the 2014 period, all of the mortgage-backed securities and collateralized mortgage obligations acquired in the 2014 Valley Bank acquisition were sold, and several additional mortgage-backed securities were sold in August 2014, which produced a gain of $227,000.  In addition, in August 2014, one municipal bond was sold at a gain of $95,000.

For the nine months ended September 30, 2015, non-interest income decreased $4.8 million to $8.5 million when compared to the nine months ended September 30, 2014, primarily as a result of the following increases and decreases:

Initial gain recognized on business acquisition: In the 2014 period, the Company recognized a one-time gain of $10.8 million (pre-tax) on the FDIC-assisted acquisition of Valley Bank, which occurred on June 20, 2014.

Excluding the gain referenced above, non-interest income increased $6.0 million when compared to the nine months ended September 30, 2014, primarily as a result of the following items:

Amortization of income related to business acquisitions:  The net amortization expense related to business acquisitions was $15.4 million for the nine months ended September 30, 2015, compared to $20.1 million for the nine months ended September 30, 2014.  The amortization expense for the nine months ended September 30, 2015, consisted of the following items:  $14.9 million of amortization expense related to the changes in cash flows expected to be collected from the FDIC-covered loan portfolios and $1.3 million of amortization of the clawback liability.  In addition, the Company collected amounts on various problem assets acquired from the FDIC totaling $891,000. Under the loss sharing agreements, 80% of these collected amounts must be remitted to the FDIC; therefore, the Company recorded a liability and related expense of $713,000. Partially offsetting the expense was income from the accretion of the discount related to the indemnification assets for the Sun Security Bank and InterBank acquisitions of $1.2 million.  In addition, a charge-off on a loan pool which exceeded the remaining discount on the pool by $803,000 was recognized as a reduction to allowance for loan losses during the third quarter.  The Bank expects to collect 80% of this amount as reimbursement from the FDIC, so income of $643,000 was recorded here in non-interest income.

Service charges and ATM fees:  Service charges and ATM fees increased $769,000 compared to the prior year period, primarily due to an increase in fee income from the additional accounts acquired in the Valley Bank transaction in June 2014.

Late charges and fees on loans:  Late charges and fees on loans increased $655,000 compared to the prior year period.  The increase was primarily due to yield maintenance penalty payments received on 12 commercial loan prepayments, totaling $547,000 in the 2015 period.

Gains on sales of single-family loans: Gains on sales of single-family loans increased $378,000 compared to the prior year period.  This increase was due to an increase in originations of fixed-rate loans during the first six months of 2015 compared to the first six months of 2014 (prior to the Valley Bank acquisition).  Fixed rate single-family loans originated are generally subsequently sold in the secondary market.

Net realized gains on sales of available-for-sale securities:  Gains on sales of available-for-sale securities decreased $961,000 compared to the prior year period.  This was primarily due to the sale of securities in the prior year period, which was not repeated in the current year period.  All of the Company's Small Business Administration securities were sold in June 2014, which produced a gain of $569,000 in the 2014 period.  In addition, all of the mortgage-backed securities and collateralized mortgage obligations acquired in the Valley Bank acquisition were sold in July 2014, and several additional securities were sold in August 2014, which produced a gain of $227,000 and one municipal bond was sold at a gain of $95,000.

Other income:  Other income increased $291,000 compared to the prior year period.  The increase was primarily due to a $1.1 million gain recognized when the Company redeemed the trust preferred securities previously issued by Great Southern Capital Trust III at a discount.  This increase was offset by non-recurring debit card-related income of $1.0 million recognized during the 2014 period.

Non-interest Expense

For the three months ended September 30, 2015, non-interest expense increased $616,000 to $30.0 million when compared to the three months ended September 30, 2014, primarily as a result of the following items:

Net occupancy expense:  Net occupancy expense increased $1.4 million in the three months ended September 30, 2015 compared to the same period in 2014.  In September 2015, the Company announced plans to consolidate operations of 16 banking centers into other nearby Great Southern banking center locations.  The Company evaluated the carrying value of the affected premises (totaling approximately $7.5 million) to determine if any impairment of the value of these premises is warranted and has recorded a valuation allowance of $1.2 million related to certain affected premises, furniture, fixtures and equipment and leases at September 30, 2015.  For additional information on branch consolidations, see "Business Initiatives."

Salaries and employee benefits:  Salaries and employee benefits increased $194,000 over the prior year period.  Salaries and employee benefits increased approximately $957,000 in the three months ended September 30, 2015 compared to the prior year period primarily due to increased staffing due to growth in lending and other operational areas.  Offsetting this increase was $763,000 of acquisition-related salaries and benefits related to Valley Bank employees paid in the prior year period that were not incurred in the current year period.

Partially offsetting the increase in non-interest expense was a decrease in the following items:

Legal, audit and other professional fees:  Legal, audit and other professional fees decreased $803,000 when compared to the prior year period, primarily due to additional expenses in the prior period related to the collection costs of a few large loans and foreclosed assets, as well as the reduction of the total amount of foreclosed assets in the current year period compared to the prior year period.

Expense on foreclosed assets:  Expense on foreclosed assets decreased $366,000 compared to the prior year period primarily due to the reduction in the amount of foreclosed assets in the current year period compared to the prior year period.

For the nine months ended September 30, 2015, non-interest expense decreased $4.5 million to $85.2 million when compared to the nine months ended September 30, 2014, primarily as a result of the following items:

Other Operating Expenses:  Other operating expenses decreased $7.4 million, to $6.2 million, in the nine months ended September 30, 2015 compared to the prior year period primarily due to $7.4 million in prepayment penalties paid in June 2014 as the Company elected to repay $130 million of its FHLB advances and structured repo borrowings prior to their maturity.

Expense on foreclosed assets:  Expense on foreclosed assets decreased $1.9 million compared to the prior year period primarily due to valuation write-downs of foreclosed assets during the 2014 period totaling $1.4 million, including the $940,000 write-down of one foreclosed asset.

Legal, audit and other professional fees:  Legal, audit and other professional fees decreased $1.4 million when compared to the prior year period, primarily due to additional expenses in the prior period related to the Valley Bank acquisition, the collection costs of a few large loans and foreclosed assets, as well as the reduction of the total amount of foreclosed assets in the current year period compared to the prior year period.

Partially offsetting the decrease in non-interest expense was an increase in the following items:

Expenses related to operations of former Valley Bank:  The Company incurred approximately $730,000 of additional non-interest expenses during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, in connection with the operations of former Valley Bank banking centers and related banking activities, which was acquired through the FDIC in June 2014.  Of the $730,000 increase, approximately $530,000 was in net occupancy expense.

Salaries and employee benefits:  Salaries and employee benefits increased $2.9 million over the prior year period, primarily due to increased staffing due to growth in lending and other operational areas.

Net occupancy expense:  Net occupancy expense increased $2.9 million in the nine months ended September 30, 2015 compared to the same period in 2014.  In September 2015, the Company announced plans to consolidate operations of 16 banking centers into other nearby Great Southern banking center locations.  The Company evaluated the carrying value of the affected premises (totaling approximately $7.5 million) to determine if any impairment of the value of these premises is warranted and has recorded a valuation allowance of $1.2 million related to certain affected premises, furniture, fixtures and equipment and leases at September 30, 2015.  Occupancy expense also increased in the 2015 nine-month period as a result of the Valley Bank acquisition which occurred in June 2014.  For additional information on branch consolidations, see "Business Initiatives."

The Company's efficiency ratio for the three months ended September 30, 2015, was 64.35% compared to 64.07% for the same period in 2014.  The efficiency ratio for the nine months ended September 30, 2015, was 62.57% compared to 66.25% for the same period in 2014.  The increase in the ratio in the 2015 three month period was primarily due to the increase in non-interest expense and the decrease in net interest income, partially offset by increases in non-interest income.  The improvement in the ratio in the 2015 nine month period was primarily due to the increase in net interest income, which is discussed above, and the decrease in non-interest expense, partially offset by the decrease in non-interest income.  The Company's ratio of non-interest expense to average assets decreased from 2.99% and 3.15% for the three and nine months ended September 30, 2014, respectively, to 2.95% and 2.79% for the three and nine months ended September 30, 2015, respectively.  The decrease in the current three and nine month period ratios was primarily due to the increase in average assets in the 2015 period compared to the 2014 period, and for the nine months period, the ratio was also affected by the decrease in non-interest expense.  Average assets for the three months ended September 30, 2015, increased $134.6 million, or 3.4%, from the three months ended September 30, 2014, primarily due to organic loan growth, partially offset by decreases in investment securities and FDIC indemnification assets.  Average assets for the nine months ended September 30, 2015, increased $277.9 million, or 7.3%, from the nine months ended September 30, 2014, due to the Valley Bank acquisition, which occurred in June 2014 and the other reasons noted for the three month period.

Provision for Income Taxes

For the three months ended September 30, 2015 and 2014, the Company's effective tax rate was 25.0% and 25.4%, respectively, which was lower than the statutory federal tax rate of 35%, due primarily to the effects of certain investment tax credits utilized and to tax-exempt investments and tax-exempt loans which reduced the Company's effective tax rate.  For the nine months ended September 30, 2015 and 2014, the Company's effective tax rate was

25.3% and 24.4%, respectively, which was lower than the statutory federal tax rate of 35%, due primarily to the effects of certain investment tax credits utilized and to tax-exempt investments and tax-exempt loans which reduced the Company's effective tax rate.  In future periods, the Company expects its effective tax rate typically will be 24-26% of pre-tax net income, assuming it continues to maintain or increase its use of investment tax credits. The Company's effective tax rate may fluctuate as it is impacted by the level and timing of the Company's utilization of tax credits and the level of tax-exempt investments and loans and the overall level of pretax income.

Average Balances, Interest Rates and Yields

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. Average balances of loans receivable include the average balances of non-accrual loans for each period. Interest income on loans includes interest received on non-accrual loans on a cash basis.  Interest income on loans includes the amortization of net loan fees which were deferred in accordance with accounting standards.  Fees included in interest income were $989,000 and $1.0 million for the three months ended September 30, 2015 and 2014, respectively.  Fees included in interest income were $3.1 million and $2.2 million for the nine months ended September 30, 2015 and 2014, respectively.  Tax-exempt income was not calculated on a tax equivalent basis. The table does not reflect any effect of income taxes.

	September 30, 2015(2)	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014
	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
		(Dollars in thousands)
Interest-earning assets:
Loans receivable: (1)
One- to four-family residential	4.41%	$458,181	$8,363	7.24%	$550,479	$11,353	8.18%
Other residential	4.39	419,526	5,150	4.87	388,799	5,462	5.57
Commercial real estate	4.28	1,089,456	12,822	4.67	932,658	12,129	5.16
Construction	3.62	346,897	3,953	4.52	274,951	3,550	5.12
Commercial business	4.44	339,781	4,915	5.74	307,914	4,168	5.37
Other loans	5.12	578,898	8,326	5.71	428,946	7,625	7.05
Industrial revenue bonds	5.23	41,865	574	5.44	47,633	661	5.50

Total loans receivable	4.54	3,274,604	44,103	5.34	2,931,380	44,948	6.08

Investment securities(1)	2.97	325,619	1,570	1.91	486,040	2,592	2.12
Other interest-earning assets	0.24	122,742	82	0.27	148,228	67	0.18

Total interest-earning assets	4.27	3,722,965	45,755	4.88	3,565,648	47,607	5.30
Non-interest-earning assets:
Cash and cash equivalents		108,299			101,239
Other non-earning assets		237,114			266,846
Total assets		$4,068,378			$3,933,733

Interest-bearing liabilities:
Interest-bearing demand and savings	0.23	$1,350,156	771	0.23	$1,467,364	789	0.21
Time deposits	0.82	1,275,643	2,729	0.85	1,090,111	2,095	0.76
Total deposits	0.52	2,625,799	3,500	0.53	2,557,475	2,884	0.45
Short-term borrowings and structured repurchase agreements	0.03	186,984	14	0.03	161,178	13	0.03
Subordinated debentures issued to capital trusts	1.90	27,455	248	3.58	30,929	143	1.83
FHLBank advances	1.05	210,657	468	0.88	214,282	461	0.85

Total interest-bearing liabilities	0.53	3,050,895	4,230	0.55	2,963,864	3,501	0.47
Non-interest-bearing liabilities:
Demand deposits		538,529			544,760
Other liabilities		32,585			18,397
Total liabilities		3,622,009			3,527,021
Stockholders' equity		446,369			406,712
Total liabilities and stockholders' equity		$4,068,378			$3,933,733

Net interest income:
Interest rate spread	3.74%		$41,525	4.33%		$44,106	4.83%
Net interest margin*				4.43%			4.91%
Average interest-earning assets to average interest-bearing liabilities		122.0%			120.3%

_____________________
*	Defined as the Company's net interest income divided by total interest-earning assets.

(1)
Of the total average balances of investment securities, average tax-exempt investment securities were $78.4 million and $88.4 million for the three months ended September 30, 2015 and 2014, respectively. In addition, average tax-exempt loans and industrial revenue bonds were $36.0 million and $37.3 million for the three months ended September 30, 2015 and 2014, respectively. Interest income on tax-exempt assets included in this table was $1.1 million and $1.4 million for the three months ended September 30, 2015 and 2014, respectively. Interest income net of disallowed interest expense related to tax-exempt assets was $1.1 million and $1.4 million for the three months ended September 30, 2015 and 2014, respectively.

(2)
The yield on loans at September 30, 2015 does not include the impact of the accretable yield (income) on loans acquired in the FDIC-assisted transactions.  See "Net Interest Income" for a discussion of the effect on results of operations for the three months ended September 30, 2015.

	September 30, 2015(2)	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
		(Dollars in thousands)
Interest-earning assets:
Loans receivable:
One- to four-family residential	4.41%	$461,378	$27,171	7.87%	$483,101	$30,709	8.50%
Other residential	4.39	423,248	16,016	5.06	367,907	16,013	5.82
Commercial real estate	4.28	1,062,120	38,201	4.81	902,867	35,851	5.31
Construction	3.62	331,265	11,352	4.58	239,563	8,782	4.90
Commercial business	4.44	331,819	14,568	5.87	287,639	11,634	5.41
Other loans	5.12	552,758	24,916	6.03	375,048	20,736	7.39
Industrial revenue bonds (1)	5.23	42,820	1,775	5.54	46,771	1,944	5.56

Total loans receivable	4.54	3,205,408	133,999	5.59	2,702,896	125,669	6.22

Investment securities (1)	2.97	347,436	5,165	1.99	528,794	8,367	2.12
Other interest-earning assets	0.24	166,552	231	0.19	201,414	250	0.17

Total interest-earning assets	4.27	3,719,396	139,395	5.01	3,433,104	134,286	5.23
Non-interest-earning assets:
Cash and cash equivalents		106,318			93,901
Other non-earning assets		245,370			266,184
Total assets		$4,071,084			$3,793,189

Interest-bearing liabilities:
Interest-bearing demand and savings	0.23	$1,403,079	1,994	0.19	$1,438,496	2,364	0.22
Time deposits	0.82	1,239,638	7,800	0.84	1,019,743	5,933	0.78
Total deposits	0.52	2,642,717	9,794	0.50	2,458,239	8,297	0.45
Short-term borrowings and structured repurchase agreements	0.03	208,856	51	0.03	189,845	1,082	0.76
Subordinated debentures issued to capital trusts	1.90	29,758	560	2.51	30,929	418	1.81
FHLBank advances	1.05	186,994	1,331	0.95	158,919	2,446	2.06

Total interest-bearing liabilities	0.53	3,068,325	11,736	0.51	2,837,932	12,243	0.58
Non-interest-bearing liabilities:
Demand deposits		538,069			537,436
Other liabilities		27,829			20,093
Total liabilities		3,634,223			3,395,461
Stockholders' equity		436,861			397,728
Total liabilities and stockholders' equity		$4,071,084			$3,793,189

Net interest income:
Interest rate spread	3.74%		$127,659	4.50%		$122,043	4.65%
Net interest margin*				4.59%			4.75%
Average interest-earning assets to average interest-bearing liabilities		121.2%			121.0%

_____________________
*	Defined as the Company's net interest income divided by total interest-earning assets.

(1)
Of the total average balances of investment securities, average tax-exempt investment securities were $80.5 million and $88.5 million for the nine months ended September 30, 2015 and 2014, respectively. In addition, average tax-exempt loans and industrial revenue bonds were $36.4 million and $38.6 million for the nine months ended September 30, 2015 and 2014, respectively. Interest income on tax-exempt assets included in this table was $3.3 million and $4.0 million for the nine months ended September 30, 2015 and 2014, respectively. Interest income net of disallowed interest expense related to tax-exempt assets was $3.2 million and $3.9 million for the nine months ended September 30, 2015 and 2014, respectively.

(2)
The yield on loans at September 30, 2015 does not include the impact of the accretable yield (income) on loans acquired in the FDIC-assisted transactions.  See "Net Interest Income" for a discussion of the effect on results of operations for the nine months ended September 30, 2015.

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

	Three Months Ended September 30,
	2015 vs. 2014
	Increase (Decrease) Due to

			Total Increase (Decrease)
	Rate	Volume
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$(5,794)	$4,949	$(845)
Investment securities	(230)	(792)	(1,022)
Other interest-earning assets	28	(13)	15
Total interest-earning assets	(5,996)	4,144	(1,852)
Interest-bearing liabilities:
Demand deposits	47	(65)	(18)
Time deposits	253	381	634
Total deposits	300	316	616
Short-term borrowings and structured repo	(1)	2	1
Subordinated debentures issued to capital trust	123	(18)	105
FHLBank advances	15	(8)	7
Total interest-bearing liabilities	437	292	729
Net interest income	$(6,433)	$3,852	$(2,581)

	Nine Months Ended September 30,
	2015 vs. 2014
	Increase (Decrease) Due to

			Total Increase (Decrease)
	Rate	Volume
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$(13,506)	$21,836	$8,330
Investment securities	(480)	(2,722)	(3,202)
Other interest-earning assets	27	(46)	(19)
Total interest-earning assets	(13,959)	19,068	5,109
Interest-bearing liabilities:
Demand deposits	(313)	(57)	(370)
Time deposits	512	1,355	1,867
Total deposits	199	1,298	1,497
Short-term borrowings and structured repo	(1,130)	99	(1,031)
Subordinated debentures issued to capital trust	158	(16)	142
FHLBank advances	(1,490)	375	(1,115)
Total interest-bearing liabilities	(2,263)	1,756	(507)
Net interest income	$(11,696)	$17,312	$5,616

Liquidity

Liquidity is a measure of the Company's ability to generate sufficient cash to meet present and future financial obligations in a timely manner through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. These obligations include the credit needs of customers, funding deposit withdrawals, and the day-to-day operations of the Company. Liquid assets include cash, interest-bearing deposits with financial institutions and certain investment securities and loans. The Company manages its ability to generate liquidity primarily through liability funding in such a way that it believes it maintains overall liquidity sufficient to satisfy its depositors' withdrawal demands and meet its borrowers' credit needs. At September 30, 2015, the Company had commitments of approximately $263.5 million to fund loan originations, $533.4 million of unused lines of credit and unadvanced loans, and $38.7 million of outstanding letters of credit.

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

At September 30, 2015, the Company had these available secured lines and on-balance sheet liquidity:

Federal Home Loan Bank line	$600.8 million
Federal Reserve Bank line	$632.7 million
Cash and cash equivalents	$232.6 million
Unpledged securities	$61.2 million

Statements of Cash Flows. During both the nine months ended September 30, 2015 and 2014, the Company had positive cash flows from operating activities.  Cash flows from investing activities were negative for the nine months ended September 30, 2015 and were positive for the nine months ended September 30, 2014.  Cash flows from financing activities were positive for the nine months ended September 30, 2015 and were negative for the nine months ended September 30, 2014.

Cash flows from operating activities for the periods covered by the Statements of Cash Flows have been primarily related to changes in accrued and deferred assets, credits and other liabilities, the provision for loan losses, depreciation, impairments of investment securities, gains on sales of investment securities and the amortization of deferred loan origination fees and discounts (premiums) on loans and investments, all of which are non-cash or non-operating adjustments to operating cash flows. Net income adjusted for non-cash and non-operating items and the origination and sale of loans held for sale were the primary source of cash flows from operating activities. Operating activities provided cash flows of $65.0 million and $34.0 million during the nine months ended September 30, 2015 and 2014, respectively.

During the nine months ended September 30, 2015 and 2014, respectively, investing activities used cash of $131.2 million and provided cash of $107.0 million, primarily due to the net increase in loans for each of the nine-month periods and the repayment and sale of investment securities.  Investing activities provided cash in the 2014 period as the Company received cash of $189.4 million related to business acquisitions.

Changes in cash flows from financing activities during the periods covered by the Statements of Cash Flows are due to changes in deposits after interest credited, changes in FHLBank advances, changes in short-term borrowings and changes in structured repurchase agreements, as well as dividend payments to stockholders and the exercise of common stock options.  Changes in cash flows from financing activities included the redemption of trust preferred securities in the 2015 period.  Financing activities provided cash of $80.3 million and used cash of $147.5 million during the nine months ended September 30, 2015 and 2014, respectively. Financing activities in the future are expected to primarily include changes in deposits, changes in FHLBank advances, changes in short-term borrowings and dividend payments to stockholders.

Capital Resources

Management continuously reviews the capital position of the Company and the Bank to ensure compliance with minimum regulatory requirements, as well as to explore ways to increase capital either by retained earnings or other means.

At September 30, 2015, the Company's total stockholders' equity was $447.6 million, or 11.0% of total assets. At September 30, 2015, common stockholders' equity was $389.7 million, or 9.6% of total assets, equivalent to a book value of $28.11 per common share. Total stockholders' equity at December 31, 2014, was $419.7 million, or 10.6% of total assets. At December 31, 2014, common stockholders' equity was $361.8 million, or 9.2% of total assets, equivalent to a book value of $26.30 per common share.

At September 30, 2015, the Company's tangible common equity to total assets ratio was 9.4%, compared to 9.0% at December 31, 2014. The Company's tangible common equity to total risk-weighted assets ratio was 11.0% at September 30, 2015, compared to 10.9% at December 31, 2014.

Banks are required to maintain minimum risk-based capital ratios. These ratios compare capital, as defined by the risk-based regulations, to assets adjusted for their relative risk as defined by the regulations. Under current guidelines, which became effective January 1, 2015, banks must have a minimum common equity Tier 1 capital ratio of 4.50% (new requirement), a minimum Tier 1 risk-based capital ratio of 6.00% (increased from 4.00%), a minimum total risk-based capital ratio of 8.00%, and a minimum Tier 1 leverage ratio of 4.00%. To be considered "well capitalized," banks must have a minimum common equity Tier 1 capital ratio of 6.50% (new requirement), a minimum Tier 1 risk-based capital ratio of 8.00% (increased from 6.00%), a minimum total risk-based capital ratio of 10.00%, and a minimum Tier 1 leverage ratio of 5.00%. On September 30, 2015, the Bank's common equity Tier 1 capital ratio was 11.4%, its Tier 1 risk-based capital ratio was 11.4%, its total risk-based capital ratio was 12.5% and its Tier 1 leverage ratio was 9.7%. As a result, as of September 30, 2015, the Bank was well capitalized, with capital ratios in excess of those required to qualify as such.

The Federal Reserve Board has established capital regulations for bank holding companies that generally parallel the capital regulations for banks. On September 30, 2015, the Company's common equity Tier 1 capital ratio was 11.0%, its Tier 1 risk-based capital ratio was 13.4%, its total risk-based capital ratio was 14.5% and its Tier 1 leverage ratio was 11.4%. To be considered well capitalized, a bank holding company must have a Tier 1 risk-based capital ratio of at least 6.00% and a total risk-based capital ratio of at least 10.00%.  As of September 30, 2015, the Company was considered well capitalized, with capital ratios in excess of those required to qualify as such.

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

Dividends. During the three months ended September 30, 2015, the Company declared a common stock cash dividend of $0.22 per share, or 28% of net income per diluted common share for that three month period, and paid a common stock cash dividend of $0.22 per share (which was declared in June 2015).  During the three months ended September 30, 2014, the Company declared a common stock cash dividend of $0.20 per share, or 24% of net income per diluted common share for that three month period, and paid a common stock cash dividend of $0.20 per share (which was declared in June 2014).  During the nine months ended September 30, 2015, the Company declared a common stock cash dividend of $0.64 per share, or 26% of net income per diluted common share for that nine month period, and paid a common stock cash dividend of $0.62 per share.  During the nine months ended September 30, 2014, the Company declared a common stock cash dividend of $0.60 per share, or 27% of net income per diluted common share for that nine month period, and paid a common stock cash dividend of $0.58 per share.  The Board of Directors meets regularly to consider the level and the timing of dividend payments.  The $0.22 per share dividend declared but unpaid as of September 30, 2015, was paid to stockholders in October 2015.  In addition, the Company paid preferred dividends as described below.

The terms of the SBLF Preferred Stock limit the ability of the Company to pay dividends and repurchase shares of common stock. Under the terms of the SBLF Preferred Stock, no repurchases may be effected, and no dividends may be declared or paid on preferred shares ranking pari passu with the SBLF Preferred Stock, junior preferred shares, or other junior securities (including the common stock) during the current quarter and for the next three quarters following the failure to declare and pay dividends on the SBLF Preferred Stock, except that, in any such quarter in which the dividend is paid, dividend payments on shares ranking pari passu may be paid to the extent necessary to avoid any resulting material covenant breach.

Under the terms of the SBLF Preferred Stock, the Company may only declare and pay a dividend on the common stock or other stock junior to the SBLF Preferred Stock, or repurchase shares of any such class or series of stock, if, after payment of such dividend, or after giving effect to such repurchase, (i) the dollar amount of the Company's Tier 1 Capital would be at least equal to the "Tier 1 Dividend Threshold" and (ii) full dividends on all outstanding shares of SBLF Preferred Stock for the most recently completed dividend period have been or are contemporaneously declared and paid.  As of September 30, 2015, we satisfied this condition.

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

Common Stock Repurchases and Issuances. The Company has been in various buy-back programs since May 1990. Our ability to repurchase common stock  is currently limited, but allowed, under the terms of the SBLF preferred stock as noted above, under "-Dividends" and was previously generally precluded due to our participation in the CPP beginning in December 2008.  During the three and nine months ended September 30, 2015, the Company did not repurchase any shares of its common stock.  During the three months ended September 30, 2014, the Company did not repurchase any shares of its common stock.  During the nine months ended September 30, 2014, the Company repurchased 18,000 shares of its common stock at an average price of $28.45 per share. During the three months ended September 30, 2015, the Company issued 59,928 shares of stock at an average price of $26.58 per share to cover stock option exercises.  During the three months ended September 30, 2014, the Company issued 23,270 shares of stock at an average price of $30.59 per share to cover stock option exercises. During the nine months ended September 30, 2015, the Company issued 106,231 shares of stock at an average price of $25.99 per share to cover stock option exercises.  During the nine months ended September 30, 2014, the Company issued 51,241 shares of stock at an average price of $27.50 per share to cover stock option exercises.

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

The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained despite fluctuations in prevailing interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time. The difference, or the interest rate repricing "gap," provides an indication of the extent to which an institution's interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities repricing during the same period, and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets during the same period. Generally, during a period of rising interest rates, a negative gap within shorter repricing periods would adversely affect net interest income, while a positive gap within shorter repricing periods would result in an increase in net interest income. During a period of falling interest rates, the opposite would be true. As of September 30, 2015, Great Southern's interest rate risk models indicate that, generally, rising interest rates are expected to have a positive impact on the Company's net interest income, while declining interest rates would have a negative impact on net interest income. We model various interest rate scenarios for rising and falling rates, including both parallel and non-parallel shifts in rates. The results of our modeling indicate that net interest income is not likely to be materially affected either positively or negatively in the first twelve months following a rate change, regardless of any changes in interest rates, because our portfolios are relatively well matched in a twelve-month horizon. The effects of interest rate changes, if any, are expected to be more impacting to net interest income in the 12 to 36 months following a rate change. In June 2014, $130 million of fixed rate borrowings were repaid. Excess liquidity and proceeds from the sale of certain investment securities were used to fund these repayments. The results of our net interest income modeling were not materially affected by these transactions. As the Federal Funds rate is now very low, the Company's interest rate floors have been reached on most of its "prime rate" loans.

As discussed under "General-Net Interest Income and Interest Rate Risk Management," at September 30, 2015 and December 31, 2014, there were $408 million and $484 million, respectively, of adjustable rate loans which were tied to a prime rate of interest which had interest rate floors. In addition, Great Southern has elected to leave its "Great Southern Prime Rate" at 5.00% for those loans that are indexed to "Great Southern Prime" rather than a national prime rate of interest. Included in those prime-based loans at September 30, 2015 and December 31, 2014, there were $130 million and $200 million, respectively, of loans indexed to "Great Southern Prime." While these interest rate floors and, to a lesser extent, the utilization of the "Great Southern Prime" rate have helped keep the rate on our loan portfolio higher in this very low interest rate environment, they will also reduce the positive effect to our loan rates when market interest rates, specifically the "prime rate," begin to increase. The interest rate on these loans will not increase until the loan floors are reached. Also, a significant portion of our retail certificates of deposit mature in the next twelve months and we expect that they will be replaced with new certificates of deposit at similar interest rates to those that are maturing.

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

In 2013, the Company entered into two interest rate cap agreements related to its floating rate debt associated with its trust preferred securities.  The agreements provide that the counterparty will reimburse the Company if interest rates rise above a certain threshold, thus creating a cap on the effective interest rate paid by the Company.  These agreements are classified as hedging instruments, and the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.  During the three months ended September 30, 2015, the Company redeemed $5.0 million of the total $30.0 million of its trust preferred securities.  The interest rate cap related to this $5.0 million trust preferred security was terminated and the remaining cost of this interest rate cap was amortized to interest expense.

For further information on derivatives and hedging activities, see Note 15 of the Notes to Consolidated Financial Statements contained in this report.

ITEM 4. CONTROLS AND PROCEDURES

We maintain a system of disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) that is designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate. An evaluation of our disclosure controls and procedures was carried out as of September 30, 2015, under the supervision and with the participation of our principal executive officer, principal financial officer and several other members of our senior management. Our principal executive officer and principal financial officer concluded that, as of September 30, 2015, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the principal executive officer and principal financial officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There were no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) under the Act) that occurred during the quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As indicated below, no shares were purchased during the three months ended September 30, 2015.

	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan(1)

July 1, 2015 – July 31, 2015	—	$—	—	378,562
August 1, 2015 – August 31, 2015	—	—	—	378,562
September 1, 2015 – September 30, 2015	—	—	—	378,562
	—	$—	—

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

Great Southern Bancorp, Inc.
Registrant
Date: November 6, 2015	/s/ Joseph W. Turner
Joseph W. Turner President and Chief Executive Officer (Principal Executive Officer)
Date: November 6, 2015	/s/ Rex A. Copeland
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
The Purchase and Assumption Agreement All Deposits, dated as of June 20, 2014, among Federal Deposit Insurance Corporation, Receiver of Valley Bank, Moline, Illinois, Federal Deposit Insurance Corporation and Great Southern Bank, previously filed with the Commission (File no. 000-18082) as Exhibit 2.1(v) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 is incorporated herein by reference as Exhibit 2(v)

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

None.

(101)

Attached as Exhibit 101 are the following financial statements from the Great Southern Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated statements of financial condition, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows and (v) notes to consolidated financial statements.