Form 10-K
period 2015-12-31
GREAT SOUTHERN BANCORP INC
filed 2016-03-03
CIK 854560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES ACT OF 1934

For the fiscal year ended December 31, 2015

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
Yes [X] No [ ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "accelerated filer," "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [X] Non-accelerated filer [ ](Do not check if a smaller reporting company) Smaller reporting company [ ]
Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes [ ] No [X]
The aggregate market value of the common stock of the registrant held by non-affiliates of the Registrant on June 30, 2015, computed by reference to the closing price of such shares on that date, was $442,360,141.  At March 1, 2016, 13,891,443 shares of the Registrant's common stock were outstanding.

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

As a Maryland corporation, the Company is authorized to engage in any activity that is permitted by the Maryland General Corporation Law and is not prohibited by law or regulatory policy. The Company currently conducts its business as a financial holding company. Through the financial holding company structure, it is possible to expand the size and scope of the financial services offered by the Company beyond those offered by the Bank. The financial holding company structure provides the Company with greater flexibility than the Bank has to diversify its business activities, through existing or newly formed subsidiaries, or through acquisitions of or mergers with other financial institutions as well as other companies. At December 31, 2015, Bancorp's consolidated assets were $4.10 billion, consolidated net loans were $3.34 billion, consolidated deposits were $3.27 billion and consolidated total stockholders' equity was $398 million. For details about the Company's assets, revenues and profits for each of the last five fiscal years, see Item 6. "Selected Consolidated Financial Data."  The assets of the Company consist primarily of the stock of Great Southern, available-for-sale securities and cash.

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

Great Southern Bank

Great Southern was formed as a Missouri-chartered mutual savings and loan association in 1923, and, in 1989, converted to a Missouri-chartered stock savings and loan association. In 1994, Great Southern changed to a federal savings bank charter and then, on June 30, 1998, changed to a Missouri-chartered trust company (the equivalent of a commercial bank charter). Headquartered in Springfield, Missouri, Great Southern offers a broad range of banking services through its 108 banking centers located in southern and central Missouri; the Kansas City, Missouri area; the St. Louis, Missouri area; eastern Kansas; northwestern Arkansas; eastern Nebraska, the Minneapolis, Minnesota area and eastern, western and central Iowa. At December 31, 2015, the Bank had total assets of $4.10 billion, net loans of $3.34 billion, deposits of $3.29 billion and stockholders' equity of $403.2 million, or 9.8% of total assets. Its deposits are insured by the Deposit Insurance Fund ("DIF") to the maximum levels permitted by the FDIC.

The size and complexity of the Bank's operations increased substantially in 2009 with the completion of two Federal Deposit Insurance Corporation ("FDIC")-assisted transactions, and again in 2011, 2012 and 2014 with the completion of another FDIC-assisted transaction in each of those years.  In 2009, the Bank entered into two separate purchase and assumption agreements (including loss sharing) with the FDIC to assume all of the deposits (excluding brokered deposits) and certain liabilities and acquire certain assets of TeamBank, N.A. and Vantus Bank.  In these two transactions we acquired assets with a fair value of approximately $628.2 million (approximately 17.3% of the Company's total consolidated assets at acquisition) and $294.2 million (approximately 8.8% of the Company's total consolidated assets at acquisition), respectively, and assumed liabilities with a fair value of $610.2 million (approximately 16.8% of the Company's total consolidated assets at acquisition) and $440.0 million (approximately 13.2% of the Company's total consolidated assets at acquisition), respectively.  They also resulted in gains of $43.9 million and $45.9 million, respectively, which were included in Noninterest Income in the Company's Consolidated Statement of Income for the year ended December 31, 2009.  Prior to these acquisitions, the Company operated banking centers in Missouri with loan production offices in Arkansas and Kansas.  These acquisitions added 31 banking centers and expanded our footprint to cover five states – Iowa, Kansas, Missouri, Arkansas and Nebraska.  In 2011, the Bank entered into a purchase and assumption agreement (including loss sharing) with the FDIC to assume all of the deposits and certain liabilities and acquire certain assets of Sun Security Bank, which added locations in southern Missouri and St. Louis.  In this transaction we acquired assets with a fair value of approximately $248.9 million

(approximately 8.1% of the Company's total consolidated assets at acquisition) and assumed liabilities with a fair value of $345.8 million (approximately 10.1% of the Company's total consolidated assets at acquisition).  It also resulted in a gain of $16.5 million which was included in Noninterest Income in the Company's Consolidated Statement of Income for the year ended December 31, 2011. In 2012, the Bank entered into a purchase and assumption agreement (including loss sharing) with the FDIC to assume all of the deposits and certain liabilities and acquire certain assets of Inter Savings Bank, FSB ("InterBank"), which added four locations in the greater Minneapolis, Minnesota area.  In this transaction we acquired assets with a fair value of approximately $364.2 million (approximately 9.4% of the Company's total consolidated assets at acquisition) and assumed liabilities with a fair value of approximately $458.7 million (approximately 11.9% of the Company's total consolidated assets at acquisition).  It also resulted in a gain of $31.3 million which was included in Noninterest Income in the Company's Consolidated Statement of Income for the year ended December 31, 2012.

In 2014, the Bank entered into a purchase and assumption agreement (excluding loss sharing) with the FDIC to assume all of the deposits and certain liabilities and acquire certain assets of Valley Bank ("Valley"), which added five locations in the Quad Cities area of eastern Iowa and six locations in central Iowa, primarily in the Des Moines market area.  These represented new markets for the Company in eastern Iowa and enhanced our market presence in central Iowa.  In this transaction we acquired assets with a fair value of approximately $378.7 million (approximately 10.0% of the Company's total consolidated assets at acquisition) and assumed liabilities with a fair value of approximately $367.9 million (approximately 9.8% of the Company's total consolidated assets at acquisition).  It also resulted in a gain of $10.8 million which was included in Noninterest Income in the Company's Consolidated Statement of Income for the year ended December 31, 2014.

Also in 2014, the Bank entered into a purchase and assumption agreement to acquire certain assets and depository accounts from Neosho, Mo.-based Boulevard Bank ("Boulevard"), which added one location in the Neosho, Mo. market, where the Company already operated.  In this transaction we acquired assets (primarily cash and cash equivalents) with a fair value of approximately $92.5 million (approximately 2.6% of the Company's total consolidated assets at acquisition) and assumed liabilities (all deposits and related accrued interest) with a fair value of approximately $93.3 million (approximately 2.6% of the Company's total consolidated assets at acquisition).  This acquisition resulted in recognition of $792,000 of goodwill.

The Company also opened commercial loan production offices in Dallas, Texas and Tulsa, Oklahoma during 2014.  The primary products offered in these offices are commercial real estate, commercial business and commercial construction loans.

In 2015, the Company announced plans to consolidate operations of 16 banking centers into other nearby Great Southern banking center locations.  As part of an ongoing performance review of its entire banking center network, Great Southern evaluated each location for a number of criteria, including access and availability of services to affected customers, the proximity of other Great Southern banking centers, profitability and transaction volumes, and market dynamics.  Subsequent to this announcement, the Bank entered into separate definitive agreements to sell two of the 16 banking centers, including all of the associated deposits (totaling approximately $20 million), to separate bank purchasers.  One of those sale transactions was completed on February 19, 2016 and the other is expected to be completed on or around March 18, 2016.  The closing of the remaining 14 facilities, which resulted in the transfer of approximately $127 million in deposits and banking center operations to other Great Southern locations, occurred at the close of business on January 8, 2016.

 In 2015, the Company announced that it entered into a purchase and assumption agreement to acquire 12 branches and related deposits and loans in the St. Louis, Mo., area from Cincinnati-based Fifth Third Bank. The acquisition was completed at the close of business on January 29, 2016.  The deposits assumed totaled approximately $228 million and had a weighted average rate of approximately 0.28%.  The loans acquired totaled approximately $159 million and had a weighted average yield of approximately 3.92%.

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

Forward-Looking Statements

When used in this Annual Report and in other documents filed or furnished by the Company with the Securities and Exchange Commission (the "SEC"), in the Company's press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "intends" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including, among other things, (i) non-interest expense reductions from Great Southern's banking center consolidations might be less than anticipated and the costs of the consolidation and impairment of the value of the affected premises might be greater than expected; (ii) expected revenues, cost savings, earnings accretion, synergies and other benefits from the Fifth Third Bank branch acquisition and the Company's other merger and acquisition activities might not be realized within the anticipated time frames or at all, and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, might be greater than expected; (iii) changes in economic conditions, either nationally or in the Company's market areas; (iv) fluctuations in interest rates; (v) the risks of lending and investing activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses; (vi) the possibility of other-than-temporary impairments of securities held in the Company's securities portfolio; (vii) the Company's ability to access cost-effective funding; (viii) fluctuations in real estate values and both residential and commercial real estate market conditions; (ix) demand for loans and deposits in the Company's market areas; (x) legislative or regulatory changes that adversely affect the Company's business, including, without limitation, the Dodd-Frank Wall Street Reform and Consumer Protection Act and its implementing regulations, and the overdraft protection regulations and customers' responses thereto; (xi) monetary and fiscal policies of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board or the FRB") and the U.S. Government and other governmental initiatives affecting the financial services industry; (xii) results of examinations of the Company and Great Southern by their regulators, including the possibility that the regulators may, among other things, require the Company to increase its allowance for loan losses or to write-down assets; (xiii) costs and effects of litigation, including settlements and judgments; and (xiv) competition. The Company wishes to advise readers that the factors listed above and other risks described from time to time in documents filed or furnished by the Company with the SEC could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Company does not undertake-and specifically declines any obligation- to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Internet Website

Bancorp maintains a website at www.greatsouthernbank.com. The information contained on that website is not included as part of, or incorporated by reference into, this Annual Report on Form 10-K. Bancorp currently makes available on or through its website Bancorp's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments, if any, to these reports. These materials are also available free of charge (other than a user's regular internet access charges) on the Securities and Exchange Commission's website at www.sec.gov.

Market Areas

During 2015, the Company increased its banking center network from 108 to 110 banking centers.  The Company's first banking center in Columbia, Mo., opened in April 2015. The Company's Kansas City commercial and retail loan headquarters and new retail banking center opened in Overland Park, Kan., in September 2015.  At the end of 2015, the Company operated 110 full-service banking centers serving more than 169,000 households in six states – Missouri, Arkansas, Iowa, Kansas, Minnesota and Nebraska.

In September 2015, the Bank announced plans to consolidate operations of 16 banking centers into other nearby Great Southern banking center locations.  As part of an ongoing performance review of its entire banking center network, Great Southern evaluated each location for a number of criteria, including access and availability of services to affected customers, the proximity of other Great Southern banking centers, profitability and transaction volumes, and market dynamics. Subsequent to this September 2015 announcement, the Bank entered into separate definitive agreements to sell two of the 16 banking centers, including all of the associated deposits. The office (including deposits) in Thayer, Mo., was sold to a separate bank purchaser on February 19, 2016, and the office (including deposits) in Buffalo, Mo., is expected to be sold to a separate bank purchaser on or around March 18, 2016. The closing of the remaining 14 facilities, which resulted in the transfer of approximately $127 million in deposits and banking center operations to other Great Southern locations, occurred at the close of business on January 8, 2016. Of these 14 consolidated banking centers, nine are in Missouri, four are in Iowa and one is in Kansas.  Nine of these banking centers were acquired as part of various FDIC-assisted acquisitions. Great Southern ATMs remain operational indefinitely at each of the 14 affected banking center sites.

Also in September 2015, the Company entered into a purchase and assumption agreement to acquire 12 branches and related deposits and loans in the St. Louis area from Cincinnati-based Fifth Third Bank. This acquisition was completed at the close of business on January 29, 2016. The acquisition, representing approximately $228 million in deposits and $159 million in loans, increased Great Southern's St. Louis-area banking center total from eight to 20 offices.

Great Southern's largest concentration of loans and deposits are in the Springfield, Mo., and St. Louis, Mo., market areas. In the last several years, the Company's loan and deposit portfolios have become more diversified because of its participation in five FDIC-assisted acquisitions and organic growth.  The FDIC-assisted acquisitions significantly expanded the Company's geographic footprint, which prior to 2009 was primarily in southwest and central Missouri, by adding operations in Iowa, Kansas, Minnesota and Nebraska. Besides the Springfield and St. Louis market areas, the Company has loan and deposit concentrations in the following market areas: Kansas City, Mo.; Branson, Mo.; Sioux City, Iowa; Des Moines, Iowa; Northwest Arkansas; Omaha, Neb.; Minneapolis, Minn.; and Eastern Iowa in the area known as the "Quad Cities."  Loans and deposits are also generated in banking centers in rural markets in Missouri, Iowa, Kansas and Nebraska.  At December 31, 2015, apart from its deposits in various markets in Missouri, the Company had deposits of $556 million, $248 million and $238 million in Iowa, Minnesota and Kansas, respectively.  In addition, the Company operates commercial loan production offices in Dallas, Tex. and Tulsa, Okla.

As of December 31, 2015, the Company's total loan portfolio balance, excluding acquired loans, was $3.0 billion. Geographically, the loan portfolio consists of loans collateralized by property (real estate and other assets) located in the following regions (including loan balance and percentage of total loans):  St. Louis ($556 million, 18%); Springfield ($447 million, 15%); Iowa/Nebraska/South Dakota ($258 million, 8%); Kansas City ($197 million, 6%); Texas ($175 million, 6%); Oklahoma ($174 million, 6%); Northwest Arkansas ($111 million, 4%); Minnesota ($111 million, 4%); Branson ($105 million, 3%); other Missouri regions ($357 million, 12%); and other states and regions ($540 million, 18%).

The Company's net book balance of its portfolio of loans covered by FDIC loss sharing agreements was $236 million as of December 31, 2015. The FDIC loss sharing agreements, which were a part of two FDIC-assisted transactions completed in 2009, one FDIC-assisted transaction completed in 2011, and one FDIC-assisted transaction completed in 2012, provide the Company at least 80% protection against losses on the loans in this portfolio.  The FDIC loss sharing agreements are subject to limitations on the types of losses covered and the length of time losses are covered and are conditioned upon the Bank complying with its requirements in the agreements with the FDIC.  These limitations are described in detail in Note 4 of the accompanying audited financial statements (see Item 8 "Financial Statements and Supplementary Information"). Geographically, the total loan portfolio covered by FDIC loss sharing agreements at December 31, 2015, consists of loans collateralized by property (real estate and other assets) located in the following regions (including gross loan balance and percentage of total loans): Minneapolis ($179 million, 68%); St. Louis ($20 million, 7%); Kansas City ($7 million, 3%); Sioux City, Iowa  ($6 million, 2%); Des Moines, Iowa ($5 million, 2%); other Missouri regions ($24 million, 9%); and other regions ($23 million, 9%).

The Company's net book balance of its portfolio of loans which were previously covered by FDIC loss sharing agreements, but are no longer covered due to the expiration of the non-single-family portion of the agreements, was $33 million as of December 31, 2015. These loans were acquired as part of the two FDIC-assisted transactions completed in 2009.

The Company's net book balance of its portfolio of loans which were acquired in the Valley Bank FDIC-assisted transaction was $93 million as of December 31, 2015. These loans were initially recorded at their fair value on the acquisition date of June 20, 2014.  No loss sharing agreement was included in this transaction.

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

In addition to origination of these loans, the Bank has expanded and enlarged its relationships with smaller banks and other peer banks to purchase participations (at par, generally with no servicing costs) in loans these other banks originate but are unable to retain in their portfolios due to capital or borrower relationship size limitations.  The Bank uses the same underwriting guidelines in evaluating these participations as it does in its direct loan originations. At December 31, 2015, the balance of participation loans purchased and held in the portfolio, excluding those covered by loss sharing agreements, was $186.7 million, or 6.2% of the total loan portfolio. All of these participation loans were performing at December 31, 2015.

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

Another principal lending activity of Great Southern is the origination of commercial real estate, multi-family and commercial construction loans. Since the early 1990s, commercial real estate, multi-family and commercial construction loans have represented the largest percentage of the loan portfolio.  At December 31, 2015, commercial real estate, multi-family and commercial construction loans, excluding loans acquired in FDIC-assisted transactions, accounted for approximately 28%, 11% and 15%, respectively, of the total portfolio.  Of the portfolio of acquired loans, commercial real estate loans (net of fair value discounts) accounted for approximately 2% of the total portfolio at December 31, 2015.

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

The percentage of collateral value Great Southern will loan on real estate and other property varies based on factors including, but not limited to, the type of property and its location and the borrower's credit history. As a general rule, Great Southern will loan up to 95% of the appraised value on one-to four-family residential properties. Typically, private mortgage insurance is required for loan amounts above the 80% level. At December 31, 2015 and 2014, loans secured by second liens on residential properties were $146.1 million, or 4.3%, and $159.8 million, or 5.0%, respectively, of our total loan portfolio.  For commercial real estate and other residential real property loans, Great Southern may loan up to 85% of the appraised value. The origination of loans secured by other property is considered and determined on an individual basis by management with the assistance of any industry guides and other information which may be available.  Collateral values are reappraised or reassessed as loans are renewed or when significant events indicating potential impairment occur.  On a quarterly basis, management reviews impaired loans to determine whether updated appraisals or reassessments are necessary based on loan performance, collateral type and guarantor support.  While not specifically required by our policy, we seek to obtain cross-collateralization of loans to a borrower when it is available and it is most frequently done on commercial loans.

Loan applications are approved at various levels of authority, depending on the type, amount and loan-to-value ratio of the loan. Loan commitments of more than $750,000 (or loans exceeding the Freddie Mac loan limit in the case of fixed-rate, one- to four-family residential loans for resale) must be approved by Great Southern's loan committee. The loan committee is comprised of the Chief Executive Officer of the Bank, the Chief Lending Officer of the Bank (chairman of the committee), and other senior officers of the Bank involved in lending activities.  All loans, regardless of size or type, are required to conform to certain minimum underwriting standards to assure portfolio quality.  These standards and procedures include, but are not limited to, an analysis of the borrower's financial condition, collateral, repayment ability, verification of liquid assets and credit history as required by loan type.  It has been, and continues to be, our practice to verify information from potential borrowers regarding assets, income or payment ability and credit ratings as applicable and as required by the authority approving the loan.  Underwriting standards also include loan-to-value ratios which vary depending on collateral type, debt service coverage ratios or debt payment to income ratios, where applicable, credit histories, use of guaranties and other recommended terms relating to equity requirements, amortization, and maturity.  Generally, deviations from approved underwriting standards can only be allowed when doing so is not in violation of regulations or statutes and when appropriate lending authority is obtained.  The loan committee reviews all new loan originations in excess of lender approval authorities.  For secured loans originated and held, most lenders have approval authorities of $250,000 or below while ten senior lenders have approval authority of varying amounts up to $1 million.  Lender approval authorities are also subject to loans-to-one borrower limits of $500,000 or below for most lenders and of varying amounts up to $3 million for ten senior lenders.  These standards, as well as our collateral requirements, have not significantly changed in recent years.

In general, state banking laws restrict loans to a single borrower and related entities to no more than 25% of a bank's unimpaired capital and unimpaired surplus, plus an additional 10% if the loan is collateralized by certain readily marketable collateral. (Real estate is not included in the definition of "readily marketable collateral.")  As computed on the basis of the Bank's unimpaired capital and surplus at December 31, 2015, this limit was approximately $108.6 million. See "Government Supervision and Regulation." At December 31, 2015, the Bank was in compliance with the loans-to-one borrower limit. At December 31, 2015, the Bank's largest relationship for purposes of this limit totaled $48.1 million. All loans included in this relationship were current at December 31, 2015.  Our policy does not set a loans-to-one borrower limit that is below the legal limits described; however, we do recognize the need to limit credit risk to any one borrower or group of related borrowers upon consideration of various risk factors.  Extensions of credit to borrowers whose past due loans were charged-off or whose loans are classified as substandard require appropriate lending approval for total credit relationships of $250,000 or less or Loan Committee or Special Assets Committee approval on total credit relationships over $250,000.

Great Southern is permitted under applicable regulations to originate or purchase loans and loan participations secured by real estate located in any part of the United States.  In addition to the market areas where the Company has a presence, the Bank has made or purchased loans, secured primarily by commercial real estate, in other states, primarily Colorado, Florida, Illinois, Michigan, and Wisconsin.  At December 31, 2015, loans in these states comprised less than 1% each, respectively, of the total loan portfolio, except for Illinois, which comprised 2.7% of the total loan portfolio.

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

The loans acquired in the four FDIC-assisted transactions completed in 2009 through 2012 are, or were, covered by loss sharing agreements between the FDIC and the Bank which afford the Bank at least 80% protection from potential principal losses.  Because of these loss sharing agreements, the composition of the loans acquired from the former TeamBank, Vantus Bank, Sun Security Bank and InterBank is shown below in tables separate from the legacy Great Southern portfolio. In addition, the composition of the loans acquired in 2014 from the former Valley Bank, which are not covered by a loss sharing agreement, is shown below in tables separate from the legacy Great Southern portfolio. All of these acquired loan portfolios were initially recorded at their fair values at the acquisition date and are recorded by the Company at their discounted value. The following tables reflect the loan balances excluding discounts.

Legacy Great Southern Loan Portfolio Composition:

	December 31,
	2015		2014		2013		2012		2011
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars In Thousands)
Real Estate Loans:
One- to four- family(1)	$272,411	7.9%	$245,180	8.3%	$242,281	10.5%	$256,146	12.7%	$266,694	14.0%
Other residential	419,550	12.1	392,415	13.2	325,599	14.2	267,518	13.2	243,743	12.8
Commercial(2)	1,080,836	31.3	986,936	33.3	822,920	35.8	736,139	36.4	699,607	36.7
Residential construction:
One- to four- family	36,430	1.1	49,631	1.7	47,308	2.1	52,249	2.5	78,900	4.1
Other residential	133,718	3.9	59,664	2.0	32,988	1.4	27,556	1.4	27,826	1.5
Commercial	551,115	16.0	404,683	13.7	236,635	10.3	198,145	9.8	166,749	8.8

Total real estate loans	2,494,060	72.3	2,138,509	72.2	1,707,731	74.3	1,537,753	76.0	1,483,519	77.9

Other Loans:
Consumer loans:
Automobile, boat, etc.	513,798	14.9	400,392	13.5	215,778	9.4	164,748	8.1	135,480	7.1
Home equity and improvement	83,966	2.4	66,275	2.2	58,297	2.5	54,317	2.7	47,395	2.5
Other	926	—	987	0.1	1,184	0.1	1,585	0.1	1,147	0.1
Total consumer loans	598,690	17.3	467,654	15.8	275,259	12.0	220,650	10.9	184,022	9.7

Other commercial loans	357,581	10.4	354,012	12.0	315,269	13.7	264,631	13.1	236,384	12.4

Total other loans	956,271	27.7	821,666	27.8	590,528	25.7	485,281	24.0	420,406	22.1

Total loans	3,450,331	100.0%	2,960,175	100.0%	2,298,259	100.0%	2,023,034	100.0%	1,903,925	100.0%

Less:
Loans in process	418,702		323,572		194,544		157,574		103,424
Deferred fees and discounts	3,528		3,276		2,994		2,192		2,726
Allowance for loan losses	36,646		36,300		40,116		40,649		41,232

Total legacy loans receivable, net	$2,991,455		$2,597,027		$2,060,605		$1,822,619		$1,756,543

(1) Includes loans held for sale.
(2) Total commercial real estate loans included industrial revenue bonds of $37.4 million, $41.1 million, $42.2 million, $43.8 million and $59.8 million at December 31, 2015, 2014, 2013, 2012 and 2011, respectively.

Former TeamBank, N.A. Loan Portfolio Composition:

	December 31,
	2015		2014		2013		2012		2011
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars In Thousands)
Real Estate Loans:
Residential
One- to four- family	$9,696	33.3%	$12,293	28.0%	$15,050	28.1%	$19,610	22.6%	$25,119	15.1%
Other residential	992	3.4	1,083	2.5	1,163	2.2	4,520	5.2	6,286	3.8
Commercial(1)	11,872	40.8	21,207	48.3	24,682	46.1	41,471	47.8	89,354	53.8
Construction	3,916	13.4	5,257	12.0	6,996	13.0	12,670	14.7	28,582	17.3

Total real estate loans	26,476	90.9	39,840	90.8	47,891	89.4	78,271	90.3	149,341	90.0

Other Loans:
Consumer loans:
Home equity and improvement	2,138	7.4	3,282	7.5	4,190	7.8	4,989	5.8	5,720	3.4
Other	37	0.1	64	0.2	73	0.2	159	0.1	446	0.3

Total consumer loans	2,175	7.5	3,346	7.7	4,263	8.0	5,148	5.9	6,166	3.7

Other commercial loans	465	1.6	674	1.5	1,404	2.6	3,243	3.8	10,496	6.3

Total other loans	2,640	9.1	4,020	9.2	5,667	10.6	8,391	9.7	16,662	10.0

Total loans(2)	29,116	100.0%	43,860	100.0%	53,558	100.0%	86,662	100.0%	166,003	100.0%

Less:
Loans in process	2		5		5		5		1,719
Allowance for loan losses	205		415		—		—		—
Fair value discounts	1,454		2,295		3,691		9,042		35,409

Total Team Bank, N.A. loans receivable, net	$27,455		$41,145		$49,862		$77,615		$128,875

(1)Total commercial real estate loans included industrial revenue bonds of $1.9 million, $2.0 million, $2.1 million, $2.3 million and $2.5 million at December 31, 2015, 2014, 2013, 2012 and 2011, respectively.

(2)Total loans included non-single-family loans which are no longer covered by the FDIC loss sharing agreement of $17.2 million and $28.3 million at December 31, 2015 and 2014, respectively.

Former Vantus Bank Loan Portfolio Composition:

	December 31,
	2015		2014		2013		2012		2011
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars In Thousands)
Real Estate Loans:
Residential
One- to four- family	$10,245	32.2%	$13,843	32.8%	$18,999	31.7%	$26,160	24.7%	$38,011	25.4%
Other residential	1,545	4.9	2,535	6.0	6,423	10.7	15,434	14.6	18,610	12.5
Commercial(1)	9,523	29.9	11,865	28.2	15,421	25.7	35,431	33.5	48,552	32.5
Construction	249	0.8	284	0.7	319	0.5	1,552	1.5	4,613	3.0

Total real estate loans	21,562	67.8	28,527	67.7	41,162	68.6	78,577	74.3	109,786	73.4

Other Loans:
Consumer loans:
Student loans	481	1.5	543	1.3	510	0.9	512	0.5	505	0.3
Home equity and improvement	4,378	13.7	5,104	12.1	5,845	9.7	7,270	6.9	8,460	5.7
Other	5,112	16.1	7,196	17.1	10,182	17.0	14,434	13.6	20,756	13.9

Total consumer loans	9,971	31.3	12,843	30.5	16,537	27.6	22,216	21.0	29,721	19.9

Other commercial loans	285	0.9	768	1.8	2,315	3.8	4,967	4.7	9,963	6.7

Total other loans	10,256	32.2	13,611	32.3	18,852	31.4	27,183	25.7	39,684	26.6

Total loans(2)	31,818	100.0%	42,138	100.0%	60,014	100.0%	105,760	100.0%	149,470	100.0%

Less:
Loans in process	—		—		3		1,851		255
Allowance for loan losses	325		398		—		—		—
Fair value discounts	726		1,141		2,091		8,426		26,179

Total Vantus Bank loans receivable, net	$30,767		$40,599		$57,920		$95,483		$123,036

(1)
Total commercial real estate loans included industrial revenue bonds of $1.3 million, $1.6 million, $1.8 million, $2.0 million and $3.0 million at December 31, 2015, 2014, 2013, 2012 and 2011, respectively.

(2)	Total loans included non-single-family loans which are no longer covered by the FDIC loss sharing agreement of $17.2 million and $23.2 million at December 31, 2015 and 2014, respectively.

Former Sun Security Bank Loan Portfolio Composition:

	December 31,
	2015		2014		2013		2012		2011
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars In Thousands)
Real Estate Loans:
Residential
One- to four- family	$27,813	63.4%	$32,529	54.5%	$41,529	52.8%	$55,422	43.5%	$70,847	32.6%
Other residential	1,635	3.7	4,972	8.3	5,488	7.0	6,615	5.2	17,714	8.1
Commercial(1)	12,718	29.0	20,216	33.8	27,426	34.9	45,267	35.5	62,157	28.6
Construction	402	1.0	368	0.6	1,273	1.5	4,471	3.5	34,619	15.9

Total real estate loans	42,568	97.1	58,085	97.2	75,716	96.2	111,775	87.7	185,337	85.2

Other Loans:
Consumer loans:
Home equity and improvement	344	0.8	364	0.6	425	0.5	1,291	1.0	—	—
Other	37	0.1	67	0.1	433	0.6	904	0.7	3,690	1.7

Total consumer loans	381	0.9	431	0.7	858	1.1	2,195	1.7	3,690	1.7

Other commercial loans	906	2.0	1,276	2.1	2,124	2.7	13,448	10.6	28,522	13.1

Total other loans	1,287	2.9	1,707	2.8	2,982	3.8	15,643	12.3	32,212	14.8

Total loans	43,855	100.0%	59,792	100.0%	78,698	100.0%	127,418	100.0%	217,549	100.0%

Less:
Loans in process	—		175		174		485		—
Allowance for loan losses	161		918		—		—		—
Fair value discounts	3,506		7,451		13,681		35,414		72,923

Total Sun Security Bank loans receivable, net	$40,188		$51,248		$64,843		$91,519		$144,626

(1)	Total commercial real estate loans included industrial revenue bonds of $-0-, $207,000, $292,000, $373,000 and $574,000 at December 31, 2015, 2014, 2013, 2012 and 2011, respectively.

Former InterBank Loan Portfolio Composition:

	December 31,
	2015		2014		2013		2012
	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars In Thousands)
Real Estate Loans:
Residential
One- to four- family	$134,917	69.7%	$157,770	64.4%	$179,574	63.0%	$215,768	60.5%
Other residential	8,429	4.4	22,624	9.3	29,517	10.5	45,879	12.9
Commercial(1)	14,205	7.3	21,821	8.9	27,530	9.8	33,202	9.3
Construction	598	0.3	745	0.3	612	—	134	—

Total real estate loans	158,149	81.7	202,960	82.9	237,233	83.3	294,983	82.7

Other Loans:
Consumer loans:
Home equity and improvement	35,415	18.3	41,923	17.1	47,675	16.7	61,752	17.3
Other	30	—	32	—	4	—	41	—

Total consumer loans	35,445	18.3	41,955	17.1	47,679	16.7	61,793	17.3

Other commercial loans	62	—	64	—	65	—	70	—

Total other loans	35,507	18.3	42,019	17.1	47,744	16.7	61,863	17.3

Total loans	193,656	100.0%	244,979	100.0%	284,977	100.0%	356,846	100.0%

Less:
Loans in process	2		2		2		2
Allowance for loan losses	74		1		—		—
Fair value discounts	23,346		43,147		71,436		97,612

Total InterBank loans receivable, net	$170,234		$201,829		$213,539		$259,232

Former Valley Bank Loan Portfolio Composition:

	December 31,
	2015		2014
	Amount	%	Amount	%
	(Dollars in Thousands)

Real Estate Loans:
Residential
One- to four- family	$30,646	27.9%	$39,664	27.1%
Other residential	25,886	23.6	22,700	15.5
Commercial(1)	31,143	28.4	44,170	30.2
Construction	5,922	5.4	13,670	9.4

Total real estate loans	93,597	85.3	120,204	82.2

Other Loans:
Consumer loans:
Home equity and improvement	1,232	1.1	1,763	1.2
Other	1,362	1.2	1,949	1.3

Total consumer loans	2,594	2.3	3,712	2.5

Other commercial loans	13,613	12.4	22,378	15.3

Total other loans	16,207	14.7	26,090	17.8

Total loans	109,804	100.0%	146,294	100.0%

Less:
Loans in process	13		449
Allowance for loan losses	738		403
Fair value discounts	16,355		23,863

Total Valley Bank loans receivable, net	$92,698		$121,579

Through December 31, 2015, gross loan balances (due from the borrower) related to TeamBank were reduced approximately $407.1 million since the transaction date because of $274.1 million of principal repayments, $61.7 million of transfers to foreclosed assets and $71.3 million of charge-downs to customer loan balances.  Gross loan balances (due from the borrower) related to Vantus Bank were reduced approximately $299.7 million since the transaction date because of $253.8 million of principal repayments, $16.6 million of transfers to foreclosed assets and $29.3 million of charge-downs to customer loan balances.  Gross loan balances (due from the borrower) related to Sun Security Bank were reduced approximately $190.6 million since the transaction date because of $130.8 million of principal repayments, $28.2 million of transfers to foreclosed assets and $31.6 million of charge-offs to customer loan balances.  Gross loan balances (due from the borrower) related to InterBank were reduced approximately $199.7 million since the transaction date because of $163.9 million of principal repayments, $14.4 million of transfers to foreclosed assets and $21.4 million of charge-offs to customer loan balances.  Gross loan balances (due from the borrower) related to Valley Bank were reduced approximately $83.4 million since the transaction date because of $75.6 million of principal repayments, $1.6 million of transfers to foreclosed assets and $6.2 million of charge-offs to customer loan balances.  Based upon the collectability analyses performed at the time of the acquisitions, we expected certain levels of foreclosures and charge-offs and actual results through December 31, 2015, related to the TeamBank, Vantus Bank, Sun Security Bank, InterBank and Valley Bank portfolios, have been better than our expectations.  As a result, cash flows expected to be received from the acquired loan pools have increased, resulting in adjustments that were made to the related accretable yield which are discussed in Note 4 of the accompanying audited financial statements, included in Item 8 of this Report.

The following tables show the fixed- and adjustable-rate composition of the Bank's loan portfolio at the dates indicated. Amounts shown for TeamBank, Vantus Bank, Sun Security Bank, InterBank and Valley Bank represent unpaid principal balances, before fair value discounts.  The tables are based on information prepared in accordance with generally accepted accounting principles.

Legacy Great Southern Loan Portfolio Composition by Fixed- and Adjustable-Rates:

	December 31,
	2015		2014		2013		2012		2011
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars In Thousands)
Fixed-Rate Loans:
Real Estate Loans
One- to four- family	$110,738	3.2%	$102,780	3.5%	$94,566	4.1%	$103,442	5.1%	$127,736	6.7%
Other residential	257,854	7.5	273,701	9.2	209,008	9.1	146,661	7.2	129,505	6.8
Commercial	522,924	15.2	453,153	15.3	397,618	17.2	330,196	16.3	321,226	16.9
Residential construction:
One- to four- family	16,483	0.5	17,753	0.6	17,270	0.8	18,024	0.9	28,177	1.4
Other residential	21,548	0.6	9,950	0.3	2,162	0.1	7,716	0.4	1,078	0.1
Commercial construction	376,661	10.9	285,623	9.7	156,142	6.8	126,756	6.3	88,671	4.7

Total real estate loans	1,306,208	37.9	1,142,960	38.6	876,766	38.1	732,795	36.2	696,393	36.6
Consumer	506,574	14.7	396,412	13.4	215,628	9.4	166,520	8.2	137,045	7.2
Other commercial	195,602	5.6	197,635	6.7	189,899	8.3	131,523	6.5	100,107	5.2
Total fixed-rate loans	2,008,384	58.2	1,737,007	58.7	1,282,293	55.8	1,030,838	50.9	933,545	49.0

Adjustable-Rate Loans:
Real Estate Loans
One- to four- family	161,673	4.7	142,400	4.8	147,715	6.4	152,704	7.5	138,958	7.3
Other residential	161,696	4.7	118,714	4.0	116,591	5.1	120,857	6.0	114,238	6.0
Commercial	557,912	16.2	533,783	18.0	425,302	18.5	405,943	20.1	378,381	19.9
Residential construction:
One- to four- family	19,947	0.5	31,878	1.1	30,038	1.3	34,225	1.7	50,723	2.6
Other residential	112,170	3.3	49,714	1.7	30,826	1.3	19,840	1.0	26,748	1.4
Commercial construction	174,454	5.0	119,060	4.0	80,493	3.5	71,389	3.5	78,078	4.1

Total real estate loans	1,187,852	34.4	995,549	33.6	830,965	36.1	804,958	39.8	787,126	41.3
Consumer	92,116	2.7	71,242	2.4	59,631	2.6	54,130	2.7	46,977	2.5
Other commercial	161,979	4.7	156,377	5.3	125,370	5.5	133,108	6.6	136,277	7.2
Total adjustable-rate loans	1,441,947	41.8	1,223,168	41.3	1,015,966	44.2	992,196	49.1	970,380	51.0

Total Loans	3,450,331	100.0%	2,960,175	100.0%	2,298,259	100.0%	2,023,034	100.0%	1,903,925	100.0%
Less:
Loans in process	418,702		323,572		194,544		157,574		103,424
Deferred fees and discounts	3,528		3,276		2,994		2,192		2,726
Allowance for loan losses	36,646		36,300		40,116		40,649		41,232

Total legacy loans receivable, net	$2,991,455		$2,597,027		$2,060,605		$1,822,619		$1,756,543

Former TeamBank, N.A. Loan Portfolio Composition by Fixed- and Adjustable-Rates:

	December 31,
	2015		2014		2013		2012		2011
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars In Thousands)
Fixed-Rate Loans:
Real Estate Loans
One- to four- family	$1,946	6.7%	$2,585	5.9%	$3,596	6.7%	$5,420	6.3%	$7,739	4.7%
Other residential	957	3.3	989	2.3	1,012	1.9	3,902	4.5	5,288	3.2
Commercial	3,352	11.5	5,114	11.7	4,854	9.1	17,125	19.8	53,344	32.1
Construction	413	1.4	413	0.9	1,346	2.5	2,637	3.0	14,631	8.8

Total real estate loans	6,668	22.9	9,101	20.8	10,808	20.2	29,084	33.6	81,002	48.8
Consumer	28	0.1	41	0.1	73	0.1	159	0.2	444	0.3
Other commercial	200	0.7	264	0.5	668	1.3	1,557	1.8	4,897	2.9
Total fixed-rate loans	6,896	23.7	9,406	21.4	11,549	21.6	30,800	35.6	86,343	52.0

Adjustable-Rate Loans:
Real Estate Loans
One- to four- family	7,750	26.6	9,708	22.1	11,454	21.4	14,189	16.4	17,380	10.5
Other residential	35	0.1	94	0.2	151	0.3	618	0.7	998	0.6
Commercial	8,520	29.3	16,093	36.6	19,828	37.0	24,346	28.1	36,011	21.7
Construction	3,503	12.0	4,844	11.1	5,650	10.5	10,034	11.5	13,951	8.4

Total real estate loans	19,808	68.0	30,739	70.0	37,083	69.2	49,187	56.7	68,340	41.2
Consumer	2,147	7.4	3,305	7.6	4,190	7.8	4,989	5.8	5,722	3.4
Other commercial	265	0.9	410	1.0	736	1.4	1,686	1.9	5,598	3.4
Total adjustable-rate loans	22,220	76.3	34,454	78.6	42,009	78.4	55,862	64.4	79,660	48.0

Total Loans	29,116	100.0%	43,860	100.0%	53,558	100.0%	86,662	100.0%	166,003	100.0%
Less:
Loans in process	2		5		5		5		1,719
Allowance for loan losses	205		415		—		—		—
Fair value discounts	1,454		2,295		3,691		9,042		35,409

Total loans receivable, net	$27,455		$41,145		$49,862		$77,615		$128,875

Former Vantus Bank Loan Portfolio Composition by Fixed- and Adjustable-Rates:

	December 31,
	2015		2014		2013		2012		2011
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars In Thousands)
Fixed-Rate Loans:
Real Estate Loans
One- to four- family	$4,272	13.4%	$6,427	15.2%	$9,204	15.3%	$13,111	12.4%	$22,134	14.8%
Other residential	571	1.8	1,508	3.6	4,783	8.0	7,542	7.1	6,477	4.3
Commercial	3,027	9.5	3,982	9.4	4,773	8.0	13,136	12.4	22,744	15.2
Construction	240	0.7	264	0.7	288	0.5	792	0.7	581	0.4

Total real estate loans	8,110	25.4	12,181	28.9	19,048	31.8	34,581	32.6	51,936	34.7
Consumer	5,593	17.6	7,739	18.4	10,692	17.8	14,941	14.1	21,083	14.1
Other commercial	150	0.5	227	0.5	742	1.2	2,097	2.0	3,454	2.3
Total fixed-rate loans	13,853	43.5	20,147	47.8	30,482	50.8	51,619	48.7	76,473	51.1

Adjustable-Rate Loans:
Real Estate Loans
One- to four- family	5,973	18.8	7,416	17.6	9,795	16.3	13,049	12.3	15,876	10.6
Other residential	974	3.1	1,027	2.4	1,640	2.7	7,892	7.5	12,133	8.1
Commercial	6,496	20.4	7,883	18.8	10,648	17.7	22,295	21.1	25,808	17.3
Construction	9	—	20	—	31	0.1	760	0.8	4,031	2.7

Total real estate loans	13,452	42.3	16,346	38.8	22,114	36.8	43,996	41.7	57,848	38.7
Consumer	4,378	13.8	5,104	12.1	5,845	9.7	7,275	6.9	8,639	5.8
Other commercial	135	0.4	541	1.3	1,573	2.7	2,870	2.7	6,510	4.4
Total adjustable-rate loans	17,965	56.5	21,991	52.2	29,532	49.2	54,141	51.3	72,997	48.9

Total Loans	31,818	100.0%	42,138	100.0%	60,014	100.0%	105,760	100.0%	149,470	100.0%
Less:
Loans in process	—		—		3		1,851		255
Allowance for loan losses	325		398		—		—		—
Fair value discounts	726		1,141		2,091		8,426		26,179

Total loans receivable, net	$30,767		$40,599		$57,920		$95,483		$123,036

Former Sun Security Bank Loan Portfolio Composition by Fixed- and Adjustable-Rates:

	December 31,
	2015		2014		2013		2012		2011
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars In Thousands)
Fixed-Rate Loans:
Real Estate Loans
One- to four- family	$21,200	48.3%	$25,490	42.7%	$33,335	42.4%	$45,667	35.8%	$66,635	30.6%
Other residential	710	1.6	1,063	1.8	1,468	1.9	2,491	2.0	16,790	7.7
Commercial	10,118	23.1	16,786	28.1	22,171	28.2	36,759	28.8	57,576	26.5
Construction	402	0.9	368	0.6	637	0.7	2,714	2.2	25,191	11.6

Total real estate loans	32,430	73.9	43,707	73.2	57,611	73.2	87,631	68.8	166,192	76.4
Consumer	342	0.8	394	0.7	798	1.0	2,042	1.6	3,690	1.7
Other commercial	877	2.0	953	1.6	1,781	2.3	7,875	6.2	20,737	9.5
Total fixed-rate loans	33,649	76.7	45,054	75.5	60,190	76.5	97,548	76.6	190,619	87.6

Adjustable-Rate Loans:
Real Estate Loans
One- to four- family	6,613	15.1	7,039	11.8	8,194	10.4	9,755	7.7	4,212	1.9
Other residential	925	2.1	3,909	6.5	4,020	5.1	4,124	3.2	690	0.3
Commercial	2,600	5.9	3,430	5.7	5,255	6.7	8,508	6.7	4,816	2.2
Construction	—	—	—	—	636	0.8	1,757	1.3	9,427	4.4

Total real estate loans	10,138	23.1	14,378	24.0	18,105	23.0	24,144	18.9	19,145	8.8
Consumer	39	0.1	37	—	60	0.1	153	0.1	—	—
Other commercial	29	0.1	323	0.5	343	0.4	5,573	4.4	7,785	3.6
Total adjustable-rate loans	10,206	23.3	14,738	24.5	18,508	23.5	29,870	23.4	26,930	12.4

Total Loans	43,855	100.0%	59,792	100.0%	78,698	100.0%	127,418	100.0%	217,549	100.0%
Less:
Loans in process	—		175		174		485		—
Allowance for loan losses	161		918		—		—		—
Fair value discounts	3,506		7,451		13,681		35,414		72,923

Total loans receivable, net	$40,188		$51,248		$64,843		$91,519		$144,626

Former InterBank Loan Portfolio Composition by Fixed- and Adjustable-Rates:

	December 31,
	2015		2014		2013		2012
	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in Thousands)

Fixed-Rate Loans:
Real Estate Loans
One- to four- family	$52,387	27.1%	$65,863	26.9%	$77,181	27.1%	$88,573	24.8%
Other residential	2,806	1.4	2,187	0.9	3,059	1.1	4,866	1.4
Commercial	1,060	0.5	1,118	0.5	997	0.3	2,049	0.6
Construction	495	0.3	630	0.2	489	0.2	—	—
Total real estate loans	56,748	29.3	69,798	28.5	81,726	28.7	95,488	26.8
Consumer loans	158	0.1	596	0.2	846	0.3	673	0.2
Other commercial loans	—	—	—	—	—	—	4	—
Total fixed-rate loans	56,906	29.4	70,394	28.7	82,572	29.0	96,165	27.0

Adjustable-Rate Loans:
Real Estate Loans
One- to four- family	82,530	42.6	91,907	37.5	102,393	35.9	127,195	35.6
Other residential	5,623	2.9	20,437	8.4	26,458	9.3	41,014	11.5
Commercial	13,145	6.8	20,703	8.4	26,533	9.3	31,153	8.8
Construction	103	0.1	115	0.1	123	0.1	133	—
Total real estate loans	101,401	52.4	133,162	54.4	155,507	54.6	199,495	55.9
Consumer loans	35,287	18.2	41,359	16.9	46,833	16.4	61,120	17.1
Other commercial loans	62	—	64	—	65	—	66	—
Total adjustable-rate loans	136,750	70.6	174,585	71.3	202,405	71.0	260,681	73.0

Total loans	193,656	100.0%	244,979	100.0%	284,977	100.0%	356,846	100.0%

Less:
Loans in process	2		2		2		2
Allowance for loan losses	74		1		—		—
Fair value discounts	23,346		43,147		71,436		97,612

Total InterBank loans receivable, net	$170,234		$201,829		$213,539		$259,232

Former Valley Bank Loan Portfolio Composition:

	December 31,
	2015		2014
	Amount	%	Amount	%
	(Dollars in Thousands)

Fixed-Rate Loans:
Real Estate Loans:
One- to four- family	$19,651	17.9%	$28,304	19.3%
Other residential	20,507	18.7	18,503	12.6
Commercial	14,698	13.4	27,055	18.5
Construction	4,308	3.9	11,093	7.8
Total real estate loans	59,164	53.9	84,955	58.2
Consumer loans	1,440	1.3	2,024	1.4
Other commercial loans	5,772	5.3	10,652	7.3
Total fixed-rate loans	66,376	60.5	97,631	66.9

Adjustable-Rate Loans:
Real Estate Loans:
One- to four- family	10,995	10.0	11,360	7.8
Other residential	5,379	4.9	4,197	2.9
Commercial	16,445	15.0	17,115	11.7
Construction	1,614	1.4	2,577	1.6

Total real estate loans	34,433	31.3	35,249	24.0
Consumer loans	1,154	1.1	1,688	1.1
Other commercial loans	7,841	7.1	11,726	8.0
Total adjustable-rate loans	43,428	39.5	48,663	33.1

Total loans	109,804	100.0%	146,294	100.0%

Less:
Loans in process	13		449
Allowance for loan losses	738		403
Fair value discounts	16,355		23,863

Total Valley Bank loans receivable, net	$92,698		$121,579

The following tables present the contractual maturities of loans at December 31, 2015. Amounts shown for TeamBank, Vantus Bank, Sun Security Bank, InterBank and Valley Bank represent unpaid principal balances, before fair value discounts.  The tables are based on information prepared in accordance with generally accepted accounting principles.

Legacy Great Southern Loan Portfolio Composition by Contractual Maturities:

	Less Than One Year	One to Five Years	After Five Years	Total
	(In Thousands)
Real Estate Loans:
Residential
One- to four- family	$35,059	$106,749	$130,603	$272,411
Other residential	38,758	334,220	46,572	419,550
Commercial	207,822	688,739	184,275	1,080,836
Residential construction:
One- to four- family	23,833	12,240	357	36,430
Other residential	15,654	95,772	22,292	133,718
Commercial construction	408,974	135,333	6,808	551,115
Total real estate loans	730,100	1,373,053	390,907	2,494,060
Other Loans:
Consumer loans:
Automobile and other	33,885	286,279	194,560	514,724
Home equity and improvement	7,824	22,430	53,712	83,966
Total consumer loans	41,709	308,709	248,272	598,690
Other commercial loans	137,559	148,722	71,300	357,581
Total other loans	179,268	457,431	319,572	956,271
Total loans	$909,368	$1,830,484	$710,479	$3,450,331

As of December 31, 2015, loans due after December 31, 2016 with fixed interest rates totaled $1.41 billion and loans due after December 31, 2016 with adjustable rates totaled $1.13 billion.

Former TeamBank N.A. Loan Portfolio Composition by Contractual Maturities:

	Less Than One Year	One to Five Years	After Five Years	Total
	(In Thousands)
Real Estate Loans:
Residential
One- to four- family	$516	$1,318	$7,862	$9,696
Other residential	35	709	248	992
Commercial	930	5,881	5,061	11,872
Construction	23	2,868	1,025	3,916
Total real estate loans	1,504	10,776	14,196	26,476
Other Loans:
Consumer loans:
Home equity and improvement	633	1,505	—	2,138
Automobile and other	37	—	—	37
Total consumer loans	670	1,505	—	2,175
Other commercial loans	332	93	40	465
Total other loans	1,002	1,598	40	2,640
Total loans	$2,506	$12,374	$14,236	$29,116

As of December 31, 2015, loans due after December 31, 2016 with fixed interest rates totaled $5.6 million and loans due after December 31, 2016 with adjustable rates totaled $21.0 million.

Former Vantus Bank Loan Portfolio Composition by Contractual Maturities:

	Less Than One Year	One to Five Years	After Five Years	Total
	(In Thousands)
Real Estate Loans:
Residential
One- to four- family	$671	$2,531	$7,043	$10,245
Other residential	—	571	974	1,545
Commercial	1,951	1,506	6,066	9,523
Construction	9	225	15	249
Total real estate loans	2,631	4,833	14,098	21,562
Other Loans:
Consumer loans:
Student loans	481	—	—	481
Home equity and improvement	—	128	4,250	4,378
Automobile and other	63	1,423	3,626	5,112
Total consumer loans	544	1,551	7,876	9,971
Other commercial loans	42	159	84	285
Total other loans	586	1,710	7,960	10,256
Total loans	$3,217	$6,543	$22,058	$31,818

As of December 31, 2015, loans due after December 31, 2016 with fixed interest rates totaled $11.6 million and loans due after December 31, 2016 with adjustable rates totaled $17.0 million.

Former Sun Security Bank Loan Portfolio Composition by Contractual Maturities:

	Less Than One Year	One to Five Years	After Five Years	Total
	(In Thousands)
Real Estate Loans:
Residential
One- to four- family	$10,649	$4,912	$12,252	$27,813
Other residential	677	958	—	1,635
Commercial	5,645	6,083	990	12,718
Construction	132	197	73	402
Total real estate loans	17,103	12,150	13,315	42,568
Other Loans:
Consumer loans:
Home equity and improvement	309	35	—	344
Automobile and other	28	9	—	37
Total consumer loans	337	44	—	381
Other commercial loans	751	155	—	906
Total other loans	1,088	199	—	1,287
Total loans	$18,191	$12,349	$13,315	$43,855

As of December 31, 2015, loans due after December 31, 2016 with fixed interest rates totaled $16.1 million and loans due after December 31, 2016 with adjustable rates totaled $9.6 million.

Former InterBank Loan Portfolio Composition by Contractual Maturities:

	Less Than One Year	One to Five Years	After Five Years	Total
	(In Thousands)
Real Estate Loans:
Residential
One- to four- family	$10,117	$13,778	$111,022	$134,917
Other residential	4,109	4,285	35	8,429
Commercial	8,963	5,242	—	14,205
Construction	331	164	103	598
Total real estate loans	23,520	23,469	111,160	158,149
Other Loans:
Consumer loans:
Home equity and improvement	440	18,763	16,212	35,415
Automobile and other	1	—	29	30
Total consumer loans	441	18,763	16,241	35,445
Other commercial loans	—	—	62	62
Total other loans	441	18,763	16,303	35,507
Total loans	$23,961	$42,232	$127,463	$193,656

As of December 31, 2015, loans due after December 31, 2016 with fixed interest rates totaled $44.9 million and loans due after December 31, 2016 with adjustable rates totaled $124.8 million.

Former Valley Bank Loan Portfolio Composition by Contractual Maturities:

	Less Than One Year	One to Five Years	After Five Years	Total
	(In Thousands)
Real Estate Loans:
Residential
One- to four- family	$11,854	$6,039	$12,753	$30,646
Other residential	9,249	4,733	11,904	25,886
Commercial	15,122	14,132	1,889	31,143
Construction	3,982	1,792	148	5,922
Total real estate loans	40,207	26,696	26,694	93,597
Other Loans:
Consumer loans:
Home equity and improvement	190	54	988	1,232
Automobile and other	178	441	743	1,362
Total consumer loans	368	495	1,731	2,594
Other commercial loans	8,540	5,017	56	13,613
Total other loans	8,908	5,512	1,787	16,207
Total loans	$49,115	$32,208	$28,481	$109,804

As of December 31, 2015, loans due after December 31, 2016 with fixed interest rates totaled $38.3 million and loans due after December 31, 2016 with adjustable rates totaled $22.4 million.

At December 31, 2015, $146.1 million, or 4.3%, of total loans were secured by junior lien mortgages and $8.5 million, or 2.9% of residential real estate loans, were interest only residential real estate loans.  At December 31, 2014, $159.8 million, or 5.0%, of total loans were secured by junior lien mortgages and $13.2 million, or 4.1% of residential real estate loans, were interest only residential real estate loans.  While high loan-to-value ratio mortgage loans are occasionally originated and held, they are typically either considered low risk based on analyses performed or are required to have private mortgage insurance.  The Company does not originate or hold option ARM loans or significant amounts of loans with initial teaser rates or subprime loans in its residential real estate portfolio.

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

In response to the economic recession that began in 2008, the composition of the Bank's loan portfolio has changed over the past several years; speculative construction and land development loan types have been limited to reduce the risk, commercial real estate loan types have been stabilized and diversified and emphasis has been placed on increasing our multi-family, commercial business and consumer loan portfolios.

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

Management is aware of the risk that the Bank may be negatively affected by environmentally contaminated collateral and attempts to control this risk through commercially reasonable methods, consistent with guidelines arising from applicable government or regulatory rules and regulations, and to a more limited extent, publications of the lending industry. Management currently is unaware (without, in many circumstances, specific inquiry or investigation of existing collateral, some of which was accepted as collateral before risk controlling measures were implemented) of any environmental contamination of real property securing loans in the Bank's portfolio that would subject the Bank to any material risk. No assurance can be given, however, that the Bank will not be adversely affected by environmental contamination.

Residential Real Estate Lending

At December 31, 2015 and 2014, loans secured by residential real estate, excluding that which is under construction and excluding all FDIC-assisted acquired loans, totaled $692 million and $638 million, respectively, and represented approximately 18.1% and 18.7%, respectively, of the Bank's total loan portfolio.  At December 31, 2015 and 2014, covered and non-covered FDIC-assisted acquired loans (net of fair value discounts) secured by residential real estate totaled $228 million and $270 million, respectively, and represented approximately 6.0% and 7.9%, respectively, of the Bank's total loan portfolio.  The Bank's legacy one- to four-family residential real estate loan portfolio increased during 2015. Overall, mortgage rates remained historically low throughout 2015, consistent with the past few years.  One-to four-family residential real estate loans increased significantly in 2012 with the FDIC-assisted acquisition of InterBank and in 2014 with the FDIC-assisted acquisition of Valley Bank.  Since 2010, other residential real estate loan balances continued to increase as there was less competition to finance these projects by non-bank entities and the Bank has emphasized this type of loan.  The Bank's legacy multi-family residential real estate loan portfolio grew by about 14% and 20% in 2015 and 2014, respectively.  In 2013, the Bank completed a non-FDIC-assisted acquisition of a portfolio of multi-family loans totaling $86 million.

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

The Bank's portfolio of adjustable-rate mortgage loans also includes a number of loans with different adjustment periods, without limitations on periodic rate increases and rate increases over the life of the loans, or which are tied to other short-term market indices. These loans were originated prior to the industry standardization of adjustable-rate loans. Since the adjustable-rate mortgage loans currently held in the Bank's portfolio have not been subject to an interest rate environment which causes them to adjust to the maximum, these loans entail unquantifiable risks resulting from potential increased payment obligations on the borrower as a result of upward repricing. The indices used by Great Southern for these types of loans have not increased significantly in the past three years.  Compared to fixed-rate mortgage loans, these loans are subject to increased risk of delinquency or default if a higher, fully-indexed rate of interest subsequently comes into effect in replacement of a lower rate currently in effect.  Prior to 2009, the Bank did not experience a significant increase in delinquencies in adjustable-rate mortgage loans due to a relatively low interest rate environment and favorable economic conditions.  However, from 2009 through 2012, delinquencies on mortgage loans generally increased.  In 2013 through 2015, these delinquencies have trended lower.

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

Commercial Real Estate and Construction Lending

Commercial real estate lending has been a significant part of Great Southern's business activities since the mid-1980s.  Great Southern does commercial real estate lending in order to increase the potential yield on, and the proportion of interest rate sensitive loans in, its portfolio.  At December 31, 2008, commercial real estate loans and commercial construction loans each made up about one fourth of the total loan portfolio.  The economic recession that began in 2008 resulted in reduced activity in the market caused by the downturn in the economy and reduced real estate values. In response, Great Southern began limiting residential and commercial land development lending to reduce the risk in the portfolio and began originating an increased amount of commercial real estate loans.  Since December 31, 2008, the commercial land development construction loan portfolio has decreased significantly and, overall, commercial real estate loans have trended upward.  The increase in commercial real estate loans in 2014 and 2015 indicates some economic improvement with increased investor activity in sales, purchases and refinancing of these types of properties.  Both commercial real estate occupancy and rental rates show improvement in the Bank's market areas.  Excluding FDIC-assisted acquired loans, over the last three years, commercial real estate loans made up approximately 31-36% of the total loan portfolio while commercial construction loans were 10-16%.  Great Southern expects to continue to limit lending on land development loans in 2016 with increases in commercial construction and commercial real estate anticipated as long as the economy continues to improve.  See "Government Supervision and Regulation" below.

At December 31, 2015 and 2014, loans secured by commercial real estate, excluding that which is under construction and excluding all FDIC-assisted acquired loans, totaled $1.1 billion and $987 million, respectively, or approximately 28.3% and 28.9%, respectively, of the Bank's total loan portfolio.  At December 31, 2015 and 2014, covered and non-covered acquired loans (net of fair value discounts) secured by commercial real estate totaled $73 million and $108 million, respectively, and represented approximately 1.9% and 3.2%, respectively, of the Bank's total loan portfolio.  In addition, at December 31, 2015 and 2014, construction loans, excluding all acquired loans, secured by projects under construction and the land on which the projects are located aggregated $721 million and $514 million, respectively, or 19.0% and 15.0%, respectively, of the Bank's total loan portfolio.  At December 31, 2015 and 2014, covered and non-covered acquired construction loans (net of fair value discounts) totaled $8 million and $15 million, respectively, and represented approximately 0.2% and 0.5%, respectively, of the Bank's total loan portfolio.  A majority of the Bank's commercial real estate loans have been originated with adjustable rates of interest, most of which are tied to the national prime rate, or fixed rates of interest with short-term maturities. A large majority of the Bank's commercial real estate loans (both fixed and adjustable) mature in five years or less.  Substantially all of these loans were originated with loan commitments which did not exceed 80% of the appraised value of the properties securing the loans.

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

The Bank's commercial real estate and construction loan portfolios consist of loans with diverse collateral types.  The following table sets forth loans that were secured by certain types of collateral at December 31, 2015, excluding covered and non-covered FDIC-assisted acquired loans.  These collateral types represent the five highest percentage concentrations of commercial real estate and construction loan types in the loan portfolio.

Collateral Type	Loan Balance	Percentage of Total Loan Portfolio	Non-Performing Loans at December 31, 2015
(Dollars In Thousands)

Retail (Varied Projects)	$424,225	14.1%	$ 0
Office Industry	$195,007	6.5%	$ 510
Health Care Facilities	$164,754	5.5%	$7,164
Warehouses	$141,243	4.7%	$ 266
Motels/Hotels	$103,947	3.4%	$4,174

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

The Company executes interest rate swaps with certain commercial banking customers to facilitate their respective risk management strategies.  The Company began offering this service during 2011.  Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions.  As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  As of December 31, 2015, the Company had 28 interest rate swaps totaling $123.0 million in notional amount with commercial customers, and 28 interest rate swaps with the same notional amount with third parties related to this program.  As of December 31, 2014, the Company had 28 interest rate swaps totaling $125.1 million in notional amount with commercial customers, and 28 interest rate swaps with the same notional amount with third parties related to this program.  As part of the Valley Bank FDIC-assisted acquisition, the Company acquired seven loans with related interest rate swaps.  Valley's swap program differed from the Company's in that Valley did not have back to back swaps with the customer and a counterparty.  Two of the seven acquired loans with interest rate swaps have paid off.  The notional amount of the five remaining Valley swaps is $3.9 million at December 31, 2015.  During the years ended December 31, 2015 and 2014, the Company recognized net losses of $43,000 and $345,000, respectively, in noninterest income related to changes in the fair value of these swaps.
Other Commercial Lending

At December 31, 2015 and 2014, Great Southern had $358 million and $354 million, respectively, in other commercial loans outstanding, excluding all FDIC-assisted acquired loans, or 9.4% and 10.4%, respectively, of the Bank's total loan portfolio. At December 31, 2015 and 2014, covered and non-covered acquired other commercial loans (net of fair value discounts) totaled $10 million and $18 million, respectively, and represented approximately 0.3% and 0.5%, respectively, of the Bank's total loan portfolio. Great Southern's other commercial lending activities encompass loans with a variety of purposes and security, including loans to finance accounts receivable, inventory and equipment. Great Southern expects to continue to originate loans in this category subject to market conditions and applicable regulatory restrictions. See "Government Supervision and Regulation" below.

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

As part of its commercial lending activities, Great Southern issues letters of credit and receives fees averaging approximately 1% of the amount of the letter of credit per year. At December 31, 2015, Great Southern had 118 letters of credit outstanding in the aggregate amount of $32.1 million. Approximately 17% of the aggregate amount of these letters of credit was secured, including one $1.7 million letter of credit secured by real estate which was issued to enhance the issuance of housing revenue refunding bonds and was current.

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

Consumer loans, excluding all FDIC-assisted acquired loans, totaled $599 million and $468 million at December 31, 2015 and 2014, respectively, or 15.7% and 13.7%, respectively, of the Bank's total loan portfolio.  At December 31, 2015 and 2014, covered and non-covered acquired consumer loans (net of fair value discounts) totaled $43 million and $48 million, respectively, and represented approximately 1.1% and 1.4%, respectively, of the Bank's total loan portfolio.

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

Beginning in 1998, the Bank implemented indirect lending relationships, primarily with automobile dealerships.  Through these dealer relationships, the dealer completes the application with the consumer and then submits it to the Bank for credit approval.  While the Bank's initial and ongoing concentrated effort was on automobiles, the program has evolved for use with other tangible products where financing of the product is provided through the seller, including, to a lesser extent, boats and manufactured homes.  At December 31, 2015 and 2014, the Bank had $520 million and $409 million, respectively, of auto, boat, modular home and recreational vehicle loans in its portfolio, including acquired loans totaling $7 million and $9 million, respectively.

Indirect consumer loans increased significantly in 2015 and 2014 due to an increased number of lending relationships with automobile dealerships in our market areas and were $403.9 and $319.7 million at December 31, 2015 and 2014, respectively.  The total indirect consumer loans at December 31, 2015 was made up of the following types of loans:  $321.3 million of used auto loans, $40.3 million of manufactured home loans, $31.8 million of new auto loans, $6.8 million of new boat loans, and various other loans including loans for RVs, used boats, ATVs and motorcycles.

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

Over the years, a number of banks, both locally and regionally, have sought to diversify the risk in their portfolios. In order to take advantage of this situation, Great Southern purchases participations in commercial real estate, commercial construction and other commercial loans. Great Southern subjects these loans to its normal underwriting standards used for originated loans and rejects any credits that do not meet those guidelines. The originating bank retains the servicing of these loans. Excluding all FDIC-assisted acquired loans, the Bank purchased $111.7 million and $29.1 million of these loans in the fiscal years ended December 31, 2015 and 2014, respectively. Of the total $186.7 million of purchased participation loans outstanding at December 31, 2015, the largest aggregate amount outstanding purchased from one institution was $28.5 million.  This total was comprised of three loans, each to unrelated borrowers, with the largest outstanding balance of $14.4 million secured by a student housing property in Nebraska.  None of the loans in this relationship were non-performing at December 31, 2015. At December 31, 2015 and 2014, loans which were covered by loss sharing agreements with the FDIC included purchased and participation loans of $0.4 million and $-0-, respectively.  At December 31, 2015, loans which were previously covered by loss sharing agreements with the FDIC but are no longer covered included purchased and participation loans of

$3.4 million.  At December 31, 2015, acquired non-covered loans included purchased and participation loans of $12.1 million.  These amounts represent the undiscounted balance of these loans.

In October 2013, the Bank purchased $86.1 million of multi-family residential loans, which were auctioned by an unrelated FDIC-insured financial institution.  The Bank paid $87.9 million for the loans, which resulted in a 2.125% premium over the principal balances of the portfolio.  This purchased loan portfolio totaled $51.8 million and $70.0 million at December 31, 2015 and 2014, respectively.  There were no loans from this purchased loan portfolio included in non-performing loans at December 31, 2015.

In August 2014, the Bank purchased $21.1 million of commercial real estate loans (primarily retail projects with single tenants), which were auctioned by an unrelated FDIC-insured financial institution.  The Bank paid $21.3 million for the loans, which resulted in a 1.15% premium over the principal balances of the portfolio.  This purchased loan portfolio totaled $20.1 and $20.7 million at December 31, 2015 and 2014, respectively. There were no loans from this purchased loan portfolio included in non-performing loans at December 31, 2015.

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

The Bank sold one- to four-family whole real estate loans and loan participations in aggregate amounts of $154.8 million, $152.5 million and $210.8 million during fiscal 2015, 2014, and 2013, respectively. Sales of whole real estate loans and participations in real estate loans can be beneficial to the Bank since these sales generally generate income at the time of sale, produce future servicing income on loans where servicing is retained, provide funds for additional lending and other investments, and increase liquidity.

Gains, losses and transfer fees on sales of loans and loan participations are recognized at the time of the sale. When real estate loans and loan participations sold have an average contractual interest rate that differs from the agreed upon yield to the purchaser (less the agreed upon servicing fee), resulting gains or losses are recognized in an amount equal to the present value of the differential over the estimated remaining life of the loans. Any resulting discount or premium is accreted or amortized over the same estimated life using a method approximating the level yield interest method. When real estate loans and loan participations are sold with servicing released, as the Bank primarily does, an additional fee is received for the servicing rights. Net gains and transfer fees on sales of loans for fiscal 2015, 2014 and 2013 were $3.9 million, $4.1 million and $4.9 million, respectively.  These gains were from the sale of fixed-rate residential loans.

The Bank serviced loans owned by others totaling approximately $237.7 million and $266.4 million at December 31, 2015 and 2014, respectively. Of the total loans serviced at December 31, 2015, $130.2 million related to commercial real estate, commercial business and construction loans, portions of which were sold to other parties.  The remaining $107.5 million of loans serviced for others related to one- to four-family real estate loans which the Bank had originated and sold, but retained the obligation to service, or had acquired the servicing through various FDIC-assisted transactions.  The servicing of these loans generated fees (net of amortization of the servicing rights) to the Bank for the years ended December 31, 2015, 2014 and 2013, of $241,000, $253,000 and $350,000, respectively.

In addition to interest earned on loans and loan origination fees, the Bank receives fees for loan commitments, letters of credit, prepayments, modifications, late payments, transfers of loans due to changes of property ownership and other miscellaneous services. The fees vary from time to time, generally depending on the supply of funds and other competitive conditions in the market. Fees from prepayments, commitments, letters of credit and late payments totaled $2.3 million, $1.6 million and $1.5 million for the years ended December 31, 2015, 2014 and 2013, respectively. Loan origination fees, net of related costs, are accounted for in accordance with FASB ASC 310-20, Receivables – Nonrefundable Fees and Other Costs. Loan fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized in interest income using the level-yield method over the contractual life of the loan. For further discussion of this matter, see Note 1 of the accompanying audited financial statements, included in Item 8 of this Report.

Loan Delinquencies and Defaults

For loans which have not been acquired in an FDIC-assisted transaction, when a borrower fails to make a required payment on a loan, the Bank attempts to cause the delinquency to be cured by contacting the borrower. In the case of loans secured by residential real estate, a late notice is sent 15 days after the due date. If the delinquency is not cured by the 30th day, a delinquent notice is sent to the borrower.

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

These processes are generally the same for loans which have been acquired in an FDIC-assisted transaction, regardless of whether they are covered by loss sharing agreements.

The following tables set forth our loans by aging category:

	December 31, 2015
	30-59 Days		60-89 Days							Total Loans
	Past Due		Past Due		Over 90 Days		Total Past Due		Current	Receivable
	#	Amount	#	Amount	#	Amount	#	Amount	Amount	Amount
	(Dollars In Thousands)
One- to four-family residential construction	5	$649	—	$—	—	$—	5	$649	$22,877	$23,526
Subdivision construction	—	—	—	—	—	—	—	—	38,504	38,504
Land development	3	2,245	1	148	3	139	7	2,532	55,908	58,440
Commercial construction	1	1	—	—	—	—	1	1	600,793	600,794
Owner occupied one- to four-family residential	21	1,217	5	345	9	715	35	2,277	108,000	110,277
Non-owner occupied one- to four-family residential	—	—	—	—	6	345	6	345	149,529	149,874
Commercial real estate	2	1,035	3	471	10	13,488	15	14,994	1,028,480	1,043,474
Other residential	—	—	—	—	—	—	—	—	419,549	419,549
Commercial business	7	1,020	1	9	8	288	16	1,317	356,253	357,580
Industrial revenue bonds	—	—	—	—	—	—	—	—	37,362	37,362
Consumer auto	333	3,351	81	891	72	721	486	4,963	434,932	439,895
Consumer other	57	943	34	236	29	576	120	1,755	73,074	74,829
Home equity lines of credit	6	212	7	123	12	297	25	632	83,334	83,966
Acquired FDIC-covered loans, net of discounts	89	7,936	16	603	82	9,712	187	18,251	217,820	236,071
Acquired loans no longer covered by FDIC loss sharing agreements, net of discounts	7	989	2	39	3	33	12	1,061	32,277	33,338
Acquired non-covered loans, net of discounts	16	1,081	4	638	67	5,914	87	7,633	85,803	93,436
	547	20,679	154	3,503	301	32,228	1,002	56,410	3,744,505	3,800,915
Less FDIC-supported loans and acquired non- covered loans, net of discounts	112	10,006	22	1,280	152	15,659	286	26,945	335,900	362,845

Total	435	$10,673	132	$2,223	149	$16,569	716	$29,465	$3,408,605	$3,438,070

	December 31, 2014
	30-59 Days		60-89 Days							Total Loans
	Past Due		Past Due		Over 90 Days		Total Past Due		Current	Receivable
	#	Amount	#	Amount	#	Amount	#	Amount	Amount	Amount
	(Dollars In Thousands)
One- to four-family residential construction	—	$—	—	$—	—	$—	—	$—	$40,361	$40,361
Subdivision construction	1	109	—	—	—	—	1	109	28,484	28,593
Land development	1	110	—	—	2	255	3	365	51,731	52,096
Commercial construction	—	—	—	—	—	—	—	—	392,929	392,929
Owner occupied one- to four-family residential	24	2,037	4	441	19	1,029	47	3,507	84,042	87,549
Non-owner occupied one- to four-family residential	8	583	—	—	3	296	11	879	142,172	143,051
Commercial real estate	6	6,887	—	—	9	4,699	15	11,586	934,290	945,876
Other residential	—	—	—	—	—	—	—	—	392,414	392,414
Commercial business	1	59	—	—	8	411	9	470	353,542	354,012
Industrial revenue bonds	—	—	—	—	—	—	—	—	41,061	41,061
Consumer auto	196	1,801	31	244	47	316	274	2,361	320,992	323,353
Consumer other	52	1,301	9	260	27	801	88	2,362	75,667	78,029
Home equity lines of credit	5	89	—	—	15	340	20	429	65,843	66,272
Acquired FDIC-covered loans, net of discounts	81	6,236	18	1,062	142	16,419	241	23,717	262,891	286,608
Acquired loans no longer covered by FDIC loss sharing agreements, net of discounts	7	754	2	46	6	243	15	1,043	48,902	49,945
Acquired non-covered loans, net of discounts	26	2,638	11	640	60	11,248	97	14,526	107,456	121,982
	408	22,604	75	2,693	338	36,057	821	61,354	3,342,777	3,404,131
Less FDIC-supported loans and acquired non- covered loans, net of discounts	114	9,628	31	1,748	208	27,910	353	39,286	419,249	458,535

Total	294	$12,976	44	$945	130	$8,147	468	$22,068	$2,923,528	$2,945,596

Classified Assets

Federal regulations provide for the classification of loans and other assets such as debt and equity securities considered to be of lesser quality as "substandard," "doubtful" or "loss" assets. The regulations require insured institutions to classify their own assets and to establish prudent specific allocations for losses from assets classified "substandard" or "doubtful." "Substandard" assets include those characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.  Assets classified as "doubtful," have all the weaknesses inherent in those classified as "substandard" with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.  For the portion of assets classified as "loss," an institution is required to either establish specific allowances of 100% of the amount classified or charge such amount off its books. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess a potential weakness (referred to as "special mention" assets), are required to be listed on the Bank's watch list and monitored for further deterioration. In addition, a bank's regulators may require the establishment of a general allowance for losses based on the general quality of the asset portfolio of the bank. Following are the total classified assets at December 31, 2015 and 2014, per the Bank's internal asset classification list, excluding assets acquired through FDIC-assisted transactions which are covered by loss sharing agreements. The allowances for loan losses reflected below are the portions of the Bank's total allowances for loan losses relating to these classified loans.  There were no significant off-balance sheet items classified at December 31, 2015 and 2014.

	December 31, 2015
Asset Category	Special Mention	Substandard	Doubtful	Loss	Total Classified	Allowance for Losses
	(In Thousands)

Investment securities	$—	$—	$—	$—	$—	$—
Loans	8,400	31,325	—	—	39,725	6,093
Foreclosed assets	—	27,391	—	—	27,391	—
Total	$8,400	$58,716	$—	$—	$67,116	$6,093

	December 31, 2014
Asset Category	Substandard	Doubtful	Loss	Total Classified	Allowance for Losses
	(In Thousands)

Investment securities	$—	$—	$—	$—	$—
Loans	34,280	—	—	34,280	5,142
Foreclosed assets	35,541	—	—	35,541	—
Total	$69,821	$—	$—	$69,821	$5,142

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

Former TeamBank, Vantus Bank, Sun Security Bank and InterBank non-performing assets, including foreclosed assets, are not included in the totals of non-performing assets below due to the respective loss sharing agreements with the FDIC, which substantially cover principal losses that may be incurred in these portfolios for the applicable terms under the agreements.  At December 31, 2015, there were no material non-performing assets that were previously covered, and are now not covered, under the TeamBank or Vantus Bank non-single-family loss sharing agreements.  In addition, these TeamBank, Vantus Bank, Sun Security Bank and InterBank assets were initially recorded at their estimated fair values as of their acquisition dates of March 20, 2009, September 4, 2009, October 7, 2011, and April 27, 2012, respectively.  The overall performance of the FDIC-covered loan pools acquired in 2009, 2011 and 2012 has been better than original expectations as of the acquisition dates.  Former Valley Bank loans are also excluded from the totals of non-performing assets below, although they are not covered by a loss sharing agreement.  As in the previous FDIC-assisted acquisitions, former Valley Bank loans are accounted for in pools and were recorded at their fair value at the time of the acquisition as of June 20, 2014; therefore, these loan pools are analyzed rather than the individual loans.

The loss sharing agreement for the non-single-family portion of the loans acquired in the TeamBank transaction ended on March 31, 2014.  Any additional losses in that non-single-family portfolio are not eligible for loss sharing coverage. At this time, the Company does not expect any material losses in this non-single-family loan portfolio, which totaled $16.2 million at December 31, 2015.

The loss sharing agreement for the non-single-family portion of the loans acquired in the Vantus Bank transaction ended on September 30, 2014.  Any additional losses in that non-single-family portfolio are not eligible for loss sharing coverage.  At this time, the Company does not expect any material losses in this non-single-family loan portfolio, which totaled $17.1 million, at December 31, 2015.

	December 31,
	2015		2014		2013		2012		2011
	(In Thousands)
Non-accruing loans:
One- to four-family residential	$1,060		$1,155		$3,506		$4,020		$7,273
One- to four-family construction	—		—		—		—		186
Other residential	—		—		—		—		—
Commercial real estate	13,488	(1)	4,512	(2)	6,205	(3)	8,324	(4)	6,204	(5)
Other commercial	288		411		7,231	(6)	6,249	(7)	3,472
Commercial construction and land development	139		255		1,209		2,474		9,316	(8)
Consumer	1,594		1,038		1,147		699		640

Total gross non-accruing loans	16,569		7,371		19,298		21,766		27,091

Loans over 90 days delinquent still accruing interest:
One- to four-family residential	—		170		351		237		40
Commercial real estate	—		187		—		—		—
Other commercial	—		—		—		—		—
Commercial construction and land development	—		—		—		—		—
Consumer	—		419		257		475		366
Total loans over 90 days delinquent still accruing interest	—		776		608		712		406

Other impaired loans	—		—		—		—		—

Total gross non-performing loans	16,569		8,147		19,906		22,478		27,497

Foreclosed assets:
One- to four-family residential	1,375		3,353		744		1,200		1,849
One- to four-family construction	—		223		600		627		1,630
Other residential	2,150		2,625		5,900		7,232		7,853
Commercial real estate	3,608		1,632		3,135		2,738		2,290
Commercial construction and land development	19,149		27,025		30,972		37,716		31,954
Other commercial	—		59		79		160		85

Total foreclosed assets	26,282		34,917		41,430		49,673		45,661

Repossessions	1,109		624		715		471		1,211

Total gross non-performing assets	$43,960		$43,688		$62,051		$72,622		$74,369
Total gross non-performing assets as a percentage of average total assets	1.08%		1.14%		1.64%		1.81%		2.13%
________________________
(1)	The largest two relationships in this category were $6.5 million and $3.7 million, respectively, at December 31, 2015.
(2)	The largest two relationships in this category were $2.0 million and $1.9 million, respectively, at December 31, 2014.
(3)	One relationship was $4.1 million of this total at December 31, 2013.
(4)	One relationship was $3.7 million of this total at December 31, 2012.
(5)	The largest loan in this category had a balance of $2.5 million at December 31, 2011.
(6)	One relationship was $2.7 million of this total at December 31, 2013.
(7)	One relationship was $2.6 million of this total at December 31, 2012.
(8)	One relationship was $3.6 million of this total at December 31, 2011.

See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations – Non-performing Assets" for further information.

Gross impaired loans totaled $62.2 million at December 31, 2015 and $61.7 million at December 31, 2014. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due.  See Note 3 "Loans" of the accompanying audited financial statements included in Item 8 for additional information including further detail of non-accruing loans and impaired loans and details of troubled debt restructurings.  See also Note 15 "Disclosures About Fair Value of Financial Instruments" of the accompanying audited financial statements included in Item 8 for additional information.

For the year ended December 31, 2015, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $1.0 million. No interest income was included on these loans for the year ended December 31, 2015. For the year ended December 31, 2014, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $1.1 million. No interest income was included on these loans for the year ended December 31, 2014. For the year ended December 31, 2013, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $1.6 million. No interest income was included on these loans for the year ended December 31, 2013.

Restructured Troubled Debt

Included in impaired loans at December 31, 2015 and 2014, were loans modified in troubled debt restructurings as follows:

	December 31, 2015
	Restructured	Accruing	Restructured Troubled
	Troubled Debt	Interest	Debt Nonaccruing
	(In Thousands)

Commercial real estate	$21,304	$15,936	$5,368
One- to four-family residential	3,988	3,456	532
Other residential	9,533	9,533	—
Construction	7,902	7,902	—
Commercial	1,977	1,977	—
Consumer	311	168	143
	$45,015	$38,972	$6,043

	December 31, 2014
	Restructured	Accruing	Restructured Troubled
	Troubled Debt	Interest	Debt Nonaccruing
	(In Thousands)

Commercial real estate	$23,342	$16,576	$6,766
One- to four-family residential	3,923	2,856	1,067
Other residential	9,804	9,804	—
Construction	8,307	8,104	203
Commercial	1,923	1,682	241
Consumer	324	190	134
	$47,623	$39,212	$8,411

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

The amounts actually observed in respect of these losses can vary significantly from the estimated amounts. Our methodology permits adjustments to any loss factor used in the computation of the formula allowances in the event that, in management's judgment, significant factors which affect the collectability of the portfolio, as of the evaluation date, are not reflected in the current loss factors. By assessing the estimated losses inherent in our loan portfolio on a monthly basis, we can adjust specific and inherent loss estimates based upon more current information.

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

At December 31, 2015 and 2014, Great Southern had an allowance for losses on loans of $38.1 million and $38.4 million, respectively, of which $6.1 million and $5.1 million, respectively, had been allocated for specific loans.  All loans with specific allowances were considered to be impaired loans. The allowance and the activity within the allowance during 2015, 2014 and 2013 are discussed further in Note 3 "Loans and Allowance for Loan Losses" of the accompanying audited financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 8 and Item 7 of this Report, respectively.

The allocation of the allowance for losses on loans at the dates indicated is summarized as follows.

	December 31,
	2015		2014		2013		2012		2011
	Amount	% of Loans to Total Loans (2)	Amount	% of Loans to Total Loans (2)	Amount	% of Loans to Total Loans (2)	Amount	% of Loans to Total Loans (2)	Amount	% of Loans to Total Loans (2)
	(Dollars In Thousands)
One- to four-family residential and construction	$4,195	9.4%	$3,361	10.2%	$6,235	13.5%	$6,820	15.2%	$11,424	18.1%
Other residential and construction	3,122	12.2	2,923	13.3	2,678	14.2	4,327	14.6	3,088	14.3
Commercial real estate	14,444	30.3	18,422	32.1	16,935	35.9	17,433	36.4	18,390	36.7
Commercial construction	2,961	19.2	3,412	15.1	4,464	10.6	3,938	9.8	2,952	8.8
Other commercial	3,977	11.5	3,628	13.4	6,449	13.8	5,093	13.1	2,974	12.4
Consumer and overdrafts	7,947	17.4	4,553	15.9	3,349	12.0	3,021	10.9	2,374	9.7
Loans covered by loss sharing agreements (1)	344	—	941	—	6	—	17	—	30	—
Acquired loans not covered by loss sharing agreements	1,159	—	1,195	—	—	—	—	—	—	—
Total	$38,149	100.0%	$38,435	100.0%	$40,116	100.0%	$40,649	100.0%	$41,232	100.0%
______________
(1)
Associated with these allowances at December 31, 2015, 2014, 2013, 2012 and 2011, are receivables from the FDIC totaling $275,000, $753,000, $5,000, $14,000 and $24,000, respectively, under the loss sharing agreements which will be collected if the losses are realized.

(2)	Excludes loans covered by loss sharing agreements.

The following table sets forth an analysis of activity in the Bank's allowance for losses on loans showing the details of the activity by types of loans.

	December 31,
	2015	2014	2013	2012	2011
	(Dollars In Thousands)

Balance at beginning of period	$38,435	$40,116	$40,649	$41,232	$41,487
Charge-offs:
One- to four-family residential	80	2,251	2,196	3,203	2,666
Other residential	2	1	3,248	3,579	8,019
Commercial real estate	2,584	2,160	9,836	18,010	13,862
Construction	329	126	788	18,027	9,770
Other commercial	1,202	3,286	4,072	3,082	3,496
Consumer, overdrafts and other loans	5,315	4,005	3,312	2,390	2,842

Total charge-offs	9,512	11,829	23,452	48,291	40,655

Recoveries:
One- to four-family residential	97	496	113	227	38
Other residential	58	37	43	347	1,547
Commercial real estate	302	3,139	2,412	701	57
Construction	405	181	172	882	455
Other commercial	276	105	1,023	307	1,891
Consumer, overdrafts and other loans	2,569	2,039	1,770	1,381	1,076

Total recoveries	3,707	5,997	5,533	3,845	5,064

Net charge-offs	5,805	5,832	17,919	44,446	35,591
Provision for losses on loans	5,519	4,151	17,386	43,863	35,336

Balance at end of period	$38,149	$38,435	$40,116	$40,649	$41,232
Ratio of net charge-offs to average loans outstanding	0.20%	0.24%	0.91%	2.43%	2.09%

Investment Activities

Excluding securities issued by the United States Government, or its agencies, there were no investment securities in excess of 10% of the Company's stockholders' equity at December 31, 2015, 2014 and 2013, respectively.  Agencies, for this purpose, primarily include Freddie Mac, Fannie Mae, Ginnie Mae and FHLBank.

As of December 31, 2015 and 2014, the Bank held approximately $353,000 and $450,000, respectively, in principal amount of investment securities which the Bank intends to hold until maturity.  As of such dates, these securities had fair values of approximately $384,000 and $499,000, respectively. In addition, as of December 31, 2015 and 2014, the Company held approximately $262.9 million and $365.5 million, respectively, in principal amount of investment securities which the Company classified as available-for-sale. See Notes 1 and 2 of the accompanying audited financial statements included in Item 8 of this Report.

The amortized cost and fair values of, and gross unrealized gains and losses on, investment securities at the dates indicated are summarized as follows.

	December 31, 2015
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)

AVAILABLE-FOR-SALE SECURITIES:
U.S. government agencies	$20,000	$—	$219	$19,781
Mortgage-backed securities	159,777	2,038	601	161,214
States and political subdivisions	72,951	5,081	1	78,031
Other securities	847	2,983	—	3,830
	$253,575	$10,102	$821	$262,856

HELD-TO-MATURITY SECURITIES
States and political subdivisions	$353	$31	$—	$384

	December 31, 2014
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)

AVAILABLE-FOR-SALE SECURITIES:
U.S. government agencies	$20,000	$—	$486	$19,514
Mortgage-backed securities	254,294	4,325	821	257,798
States and political subdivisions	79,237	5,810	7	85,040
Other securities	847	2,307	—	3,154
	$354,378	$12,442	$1,314	$365,506

HELD-TO-MATURITY SECURITIES
States and political subdivisions	$450	$49	$—	$499

	December 31, 2013
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)

AVAILABLE-FOR-SALE SECURITIES:
U.S. government agencies	$20,000	$—	$2,745	$17,255
Mortgage-backed securities	365,020	4,824	2,266	367,578
Small Business Administration loan pools	43,461	1,394	—	44,855
States and political subdivisions	122,113	2,549	1,938	122,724
Other securities	847	2,022	—	2,869
	$551,441	$10,789	$6,949	$555,281

HELD-TO-MATURITY SECURITIES
States and political subdivisions	$805	$107	$—	$912

At December 31, 2015, the Company's mortgage-backed securities portfolio consisted of GNMA securities totaling $101.6 million, FNMA securities totaling $17.6 million and FHLMC securities totaling $42.0 million.  At December 31, 2015, $143.1 million of the Company's mortgage-backed securities had variable rates of interest and $18.1 million had fixed rates of interest.

The following tables present the contractual maturities and weighted average tax-equivalent yields of available-for-sale securities at December 31, 2015.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Cost	Tax-Equivalent Amortized Yield	Fair Value
	(Dollars In Thousands)
After one through five years	$619	6.23%	$649
After five through ten years	3,566	6.30%	3,715
After ten years	88,766	4.85%	93,448
Securities not due on a single maturity date	159,777	2.09%	161,214
Other securities	847	0.00%	3,830

Total	$253,575	3.12%	$262,856

	One Year or Less	After One Through Five Years	After Five Through Ten Years	After Ten Years	Securities Not Due on a Single Maturity Date	Other Securities	Total
	(In Thousands)

U.S. government agencies	$—	$—	$—	$19,781	$—	$—	$19,781
Mortgage-backed securities	—	—	—	—	161,214	—	161,214
States and political subdivisions	—	649	3,715	73,667	—	—	78,031
Equity securities	—	—	—	—	—	3,830	3,830

Total	$—	$649	$3,715	$93,448	$161,214	$3,830	$262,856

The following table presents the contractual maturities and weighted average tax-equivalent yields of held-to-maturity securities at December 31, 2015.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Cost	Tax-Equivalent Amortized Yield	Approximate Fair Value
	(Dollars In Thousands)
After one through five years	$353	7.37%	$384

The following table shows our investments' gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2015, 2014 and 2013, respectively:

	2015
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)

U.S. government agencies	$20,000	$(219)	$—	$—	$20,000	$(219)
Mortgage-backed securities	45,494	(348)	9,635	(253)	55,129	(601)
States and political subdivisions	—	—	910	(1)	910	(1)
	$65,494	$(567)	$10,545	$(254)	$76,039	$(821)

	2014
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)

U.S. government agencies	$—	$—	$20,000	$(486)	$20,000	$(486)
Mortgage-backed securities	40,042	(328)	45,056	(493)	85,098	(821)
States and political subdivisions	—	—	925	(7)	925	(7)
	$40,042	$(328)	$65,981	$(986)	$106,023	$(1,314)

	2013
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)

U.S. government agencies	$20,000	$(2,745)	$—	$—	$20,000	$(2,745)
Mortgage-backed securities	127,901	(1,871)	39,255	(395)	167,156	(2,266)
States and political subdivisions	50,401	(1,938)	—	—	50,401	(1,938)
	$198,302	$(6,554)	$39,255	$(395)	$237,557	$(6,949)

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

The Company's consolidated statements of income as of December 31, 2015, 2014 and 2013, reflect the full impairment (that is, the difference between the security's amortized cost basis and fair value) on debt securities that the Company intends to sell or would more likely than not be required to sell before the expected recovery of the amortized cost basis.  For available-for-sale and held-to-maturity debt securities that management has no intent to sell and believes that it more likely than not will not be required to sell prior to recovery, only the credit loss component of the impairment is recognized in earnings, while the noncredit loss is recognized in accumulated other comprehensive income.  The credit loss component recognized in earnings is identified as the amount of principal cash flows not expected to be received over the remaining term of the security as projected based on cash flow projections.
For equity securities, if any, when the Company has decided to sell an impaired available-for-sale security and the Company does not expect the fair value of the security to fully recover before the expected time of sale, the security is deemed other-than-temporarily impaired in the period in which the decision to sell is made.  The Company recognizes an impairment loss when the impairment is deemed other than temporary even if a decision to sell has not been made.
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

Deposits. The Bank attracts both short-term and long-term deposits from the general public by offering a wide variety of accounts and rates and also purchases brokered deposits from time to time. The Bank offers regular savings accounts, checking accounts, various money market accounts, fixed-interest rate certificates with varying maturities, certificates of deposit in minimum amounts of $100,000 ("Jumbo" accounts), brokered certificates and individual retirement accounts.  In 2013, total deposits decreased primarily as a result of decreases in time deposits generally and specifically related to the time deposits assumed in the 2012 FDIC-assisted transaction, as the Bank reduced rates paid on these types of deposits.  In addition, interest-bearing demand and savings deposits also decreased.  These transaction accounts decreased mainly due to planned reductions in certain account types, including accounts with collateralized deposit balances.  Also, some deposit types which had previously paid a low rate of interest were switched to non-interest-bearing demand deposit types.  In 2014, the Bank increased its deposits through internal growth and the assumption of deposits in another FDIC-assisted transaction and a branch acquisition.  In 2015, the Bank again increased its deposits through internal growth, primarily in interest-bearing demand and savings deposits and non-interest-bearing demand accounts.  Additionally in 2015, the Bank increased its brokered deposits by $110 million.  The deposit growth and cash flows from payments on investment securities were used to fund the Bank's loan growth.

The following table sets forth the dollar amount of deposits, by interest rate range, in the various types of deposit programs offered by the Bank at the dates indicated.

	December 31,
	2015		2014		2013
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars In Thousands)
Time deposits:
0.00% - 0.99%	$863,865	26.43%	$798,932	26.71%	$669,698	23.84%
1.00% - 1.99%	381,956	11.69	227,476	7.61	251,118	8.94
2.00% - 2.99%	39,592	1.21	61,146	2.04	61,042	2.17
3.00% - 3.99%	1,137	0.03	8,065	0.27	9,413	0.34
4.00% - 4.99%	1,304	0.04	1,435	0.05	1,852	0.07
5.00% and above	293	0.01	420	0.01	819	0.03

Total time deposits	1,288,147	39.41	1,097,474	36.69	993,942	35.39
Non-interest-bearing demand deposits	571,629	17.49	518,266	17.33	522,805	18.61
Interest-bearing demand and savings deposits (0.24%-0.19%-0.20%)	1,408,850	43.10	1,375,100	45.98	1,291,879	46.00

Total Deposits	$3,268,626	100.00%	$2,990,840	100.00%	$2,808,626	100.00%

A table showing maturity information for the Bank's time deposits as of December 31, 2015, is presented in Note 8 of the accompanying audited financial statements, which are included in Item 8 of this Report.

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

The following table sets forth the time remaining until maturity of the Bank's time deposits as of December 31, 2015. The table is based on information prepared in accordance with generally accepted accounting principles.

	Maturity
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
	(In Thousands)

Time deposits:
Less than $100,000	$124,496	$88,085	$158,065	$129,612	$500,258
$100,000 or more	112,457	95,340	139,288	146,523	493,608
Brokered	95,180	58,215	48,694	81,659	283,748
Public funds(1)	2,536	3,795	3,318	884	10,533

Total	$334,669	$245,435	$349,365	$358,678	$1,288,147
______________ (1) Deposits from governmental and other public entities.

Brokered deposits. Brokered deposits are marketed through national brokerage firms to their customers in $1,000 increments. The Bank maintains only one account for the total deposit amount while the detailed records of owners are maintained by the Depository

Trust Company under the name of CEDE & Co. The deposits are transferable just like a stock or bond investment and the customer can open the account with only a phone call or an online request. This provides a large deposit for the Bank at a lower operating cost since the Bank only has one account to maintain versus several accounts with multiple interest and maturity dates. At December 31, 2015 and 2014, the Bank had approximately $283.7 million and $173.5 million in brokered deposits, respectively.

Included in the brokered deposits total at December 31, 2015 and 2014, was $12.2 million and $23.7 million, respectively in Certificate of Deposit Account Registry Service (CDARS) customer deposit accounts.  CDARS customer deposit accounts are accounts that are just like any other deposit account on the Company's books, except that the account total exceeds the FDIC deposit insurance maximum. When a customer places a large deposit with a CDARS Network bank, that bank uses CDARS to place the funds into deposit accounts issued by other banks in the CDARS Network. This occurs in increments of less than the standard FDIC insurance maximum, so that both principal and interest are eligible for complete FDIC protection. Other Network members do the same thing with their customers' funds.  Also included in the brokered deposits total at December 31, 2015, was $117.8 million in CDARS purchased funds accounts.  There were no CDARS purchased funds at December 31, 2014.  CDARS purchased funds transactions represent an easy, cost-effective source of funding without collateralization or credit limits for the Company.  Purchased funds transactions help the Company obtain large blocks of funding while providing control over pricing and diversity of wholesale funding options.  Purchased funds transactions are obtained through a bid process that occurs weekly, with varying maturity terms.

Unlike non-brokered deposits where the deposit amount can be withdrawn prior to maturity with a penalty for any reason, including increasing interest rates, a brokered deposit (excluding CDARS) can only be withdrawn in the event of the death, or court declared mental incompetence, of the depositor. This allows the Bank to better manage the maturity of its deposits. Currently, the rates offered by the Bank for brokered deposits are comparable to that offered for retail certificates of deposit of similar size and maturity.  Because the Bank had kept higher levels of liquidity since the economic recession began in 2008, we had gradually reduced the amount of brokered deposits (excluding CDARS) utilized since December 31, 2008.  As loan demand began to increase in 2013 through 2015, we began to gradually increase our usage of brokered deposits again.

The Company may use interest rate swaps from time to time to manage its interest rate risks from recorded financial liabilities. In the past, the Company entered into interest rate swap agreements with the objective of economically hedging against the effects of changes in the fair value of its liabilities for fixed rate brokered certificates of deposit caused by changes in market interest rates. These interest rate swaps allowed the Company to create funding of varying maturities at a variable rate that in the past has approximated three-month LIBOR.  The Company did not utilize these types of interest rate swaps in 2015, 2014 or 2013.

Borrowings. Great Southern's other sources of funds include advances from the FHLBank, a Qualified Loan Review ("QLR") arrangement with the FRB, customer repurchase agreements and other borrowings.

As a member of the FHLBank, the Bank is required to own capital stock in the FHLBank and is authorized to apply for advances from the FHLBank. Each FHLBank credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLBank may prescribe the acceptable uses for these advances, as well as other risks on availability, limitations on the size of the advances and repayment provisions. At December 31, 2015 and 2014, the Bank's FHLBank advances outstanding were $263.5 million and $271.6 million, respectively.  The Bank utilized FHLBank advances to fund loan growth during 2014 and 2015.

The Federal Reserve Bank of St. Louis ("FRBSL") has a QLR program where the Bank can borrow on a temporary basis using commercial loans pledged to the FRBSL. Under the QLR program, the Bank can borrow any amount up to a calculated collateral value of the commercial loans pledged, for virtually any reason that creates a temporary cash need. Examples of this could be: (1) the need to fund for late outgoing wires or cash letter settlements, (2) the need to disburse one or several loans but the permanent source of funds will not be available for a few days; (3) a temporary spike in interest rates on other funding sources that are being used; or (4) the need to purchase a security for collateral pledging purposes a few days prior to the funds becoming available on an existing security that is maturing. The Bank had commercial loans pledged to the FRBSL at December 31, 2015 that would have allowed approximately $633.7 million to be borrowed under the above arrangement.  There were no outstanding borrowings from the FRBSL at December 31, 2015 or 2014 and the facility was not used during 2015 or 2014.

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

In November 2006, Great Southern Capital Trust II ("Trust II"), a statutory trust formed by the Company for the purpose of issuing the securities, issued $25.0 million aggregate liquidation amount of floating rate cumulative trust preferred securities. The Trust II securities bear a floating distribution rate equal to 90-day LIBOR plus 1.60%. The Trust II securities were redeemable at the Company's option beginning in February 2012, and if not sooner redeemed, mature on February 1, 2037. The Trust II securities were sold in a private transaction exempt from registration under the Securities Act of 1933, as amended. The gross proceeds of the offering were used to purchase Junior Subordinated Debentures from the Company totaling $25.8 million and bearing an interest rate identical to the distribution rate on the Trust II securities. The initial interest rate on the Trust II debentures was 6.98%. The interest rate was 1.93% and 1.83% at December 31, 2015 and 2014, respectively.

In July 2007, Great Southern Capital Trust III ("Trust III"), a statutory trust formed by the Company for the purpose of issuing the securities, issued $5.0 million aggregate liquidation amount of floating rate cumulative trust preferred securities. The Trust III securities bore a floating distribution rate equal to 90-day LIBOR plus 1.40%. The Trust III securities were redeemable at the Company's option beginning in October 2012, and if not sooner redeemed, mature on October 1, 2037. The Trust III securities were sold in a private transaction exempt from registration under the Securities Act of 1933, as amended. The gross proceeds of the offering were used to purchase Junior Subordinated Debentures from the Company totaling $5.2 million and bearing an interest rate identical to the distribution rate on the Trust III securities. The initial interest rate on the Trust III debentures was 6.76%. The interest rate was 1.64% at December 31, 2014.

In July 2015, the Company was the successful bidder in an auction of the $5.0 million aggregate liquidation amount of floating rate cumulative trust preferred securities issued in 2007 by Great Southern Capital Trust III.  The Company purchased the trust preferred securities at a discount, which resulted in a pre-tax gain of approximately $1.1 million.  Subsequent to the purchase, which resulted in the Company's ownership of all of the outstanding common and preferred securities of Great Southern Capital Trust III, such securities were canceled and the principal amount of the Company's related debentures, which had equaled the aggregate liquidation amount of the outstanding common and preferred securities of Great Southern Capital Trust III, was reduced to zero.
In 2013, the Company entered into two interest rate cap agreements for a portion of its Junior Subordinated Debentures associated with its trust preferred securities.  Under the agreements, with notional amounts of $25.0 million and $5.0 million, respectively, the Company will pay interest on its Junior Subordinated Debentures in accordance with the original terms at a floating rate based on LIBOR.  Should interest rise above a certain threshold, the counterparty will reimburse the Company for interest paid such that the Company will have an effective interest rate on the portion of its Junior Subordinated Debentures no higher than 2.37% for the first agreement and no higher than 2.17% on the second agreement.  The effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.  The fair value of the interest rate caps at December 31, 2015 and 2014 was $128,000 and $415,000, respectively.  The $5.0 million notional interest rate cap agreement was terminated when the Company purchased the related trust preferred securities in July 2015.
The following table sets forth the maximum month-end balances, average daily balances and weighted average interest rates of FHLBank advances during the periods indicated.

	Year Ended December 31,
	2015	2014	2013
	(Dollars In Thousands)

FHLBank Advances:
Maximum balance	$263,546	$281,649	$128,125
Average balance	175,873	171,997	127,561
Weighted average interest rate	0.97%	1.69%	3.11%

The following table sets forth certain information as to the Company's FHLBank advances at the dates indicated.

	December 31,
	2015	2014	2013
	(Dollars In Thousands)

FHLBank advances	$263,546	$271,641	$126,757

Weighted average interest rate of FHLBank advances	0.76%	0.75%	3.85%

The following tables set forth the maximum month-end balances, average daily balances and weighted average interest rates of other borrowings during the periods indicated.

	Year Ended December 31, 2015
	Maximum Balance	Average Balance	Weighted Average Interest Rate
	(Dollars In Thousands)
Other Borrowings:
Securities sold under reverse repurchase agreements	$218,191	$185,852	0.03%
Overnight borrowings -- FHLBank	25,000	4,885	0.30
Other	1,418	1,318	—

Total		$192,055	0.03%
Total maximum month-end balance	219,504

	Year Ended December 31, 2014
	Maximum Balance	Average Balance	Weighted Average Interest Rate
	(Dollars In Thousands)
Other Borrowings:
Securities sold under reverse repurchase agreements	$187,673	$161,141	0.03%
Overnight borrowings -- FHLBank	41,000	2,869	0.30
Other	1,451	1,197	—

Total		$165,207	0.03%
Total maximum month-end balance	211,444

	Year Ended December 31, 2013
	Maximum Balance	Average Balance	Weighted Average Interest Rate
	(Dollars In Thousands)
Other Borrowings:
Securities sold under reverse repurchase agreements	$219,415	$179,667	0.03%
Other	1,128	713	—

Total		$180,380	0.03%
Total maximum month-end balance	220,543

The following tables set forth year-end balances and weighted average interest rates of the Company's other borrowings at the dates indicated.

	December 31,
	2015		2014		2013
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
	(Dollars In Thousands)
Other borrowings:
Securities sold under reverse repurchase agreements	$116,182	0.04%	$168,993	0.03%	$134,981	0.04%
Overnight borrowings -- FHLBank	—	—	41,000	0.26	—	—
Other	1,295	—	1,451	—	1,128	—

Total	$117,477	0.04%	$211,444	0.08%	$136,109	0.04%

The following table sets forth the maximum month-end balances, average daily balances and weighted average interest rates of structured repurchase agreements during the periods indicated.

	Year Ended December 31,
	2015		2014	2013
	(Dollars In Thousands)
Structured repurchase agreements:
Maximum balance	$—		$50,000	$53,034
Average balance	—		23,699	52,218
Weighted average interest rate	N/A	%	4.34%	4.34%

The following table sets forth certain information as to the Company's structured repurchase agreements at the dates indicated.

	December 31,
	2015		2014		2013
	(Dollars In Thousands)

Structured repurchase agreements	$—		$—		$50,000
Weighted average interest rate of structured repurchase agreements	N/A	%	N/A	%	4.34%

The following table sets forth the maximum month-end balances, average daily balances and weighted average interest rates (including cost of related interest rate caps) of subordinated debentures issued to capital trusts during the periods indicated.

	Year Ended December 31,
	2015	2014	2013
	(Dollars In Thousands)
Subordinated debentures:
Maximum balance	$30,929	$30,929	$30,929
Average balance	28,754	30,929	30,929
Weighted average interest rate	2.48%	1.83%	1.81%

The following table sets forth certain information as to the Company's subordinated debentures issued to capital trusts at the dates indicated.

	December 31,
	2015	2014	2013
	(Dollars In Thousands)

Subordinated debentures	$25,774	$30,929	$30,929
Weighted average interest rate of subordinated debentures	1.93%	1.80%	1.81%

Subsidiaries

Great Southern. As a Missouri-chartered trust company, Great Southern may invest up to 3%, which was equal to $122.8 million at December 31, 2015, of its assets in service corporations.  At December 31, 2015, the Bank's total investment in Great Southern Real Estate Development Corporation ("Real Estate Development") was $2.4 million. Real Estate Development was incorporated and organized in 2003 under the laws of the State of Missouri.  At December 31, 2015, the Bank's total investment in Great Southern Financial Corporation ("GSFC") was $6.2 million. GSFC is incorporated under the laws of the State of Missouri, and, until November 30, 2012 did business as Great Southern Insurance and Great Southern Travel.  GSFC does not currently have any business activity.  At December 31, 2015, the Bank's total investment in Great Southern Community Development Company, L.L.C. ("CDC") and its subsidiary Great Southern CDE, L.L.C. ("CDE") was $2.1 million. CDC and CDE were formed in 2010 under the laws of the State of Missouri. At December 31, 2015, the Bank's total investment in GS, L.L.C. ("GSLLC") was $37.5 million. GSLLC was formed in 2005 under the laws of the State of Missouri.  At December 31, 2015, the Bank's total investment in GSSC, L.L.C. ("GSSCLLC") was $20.7 million. GSSCLLC was formed in 2009 under the laws of the State of Missouri.  These subsidiaries are primarily engaged in the activities described below.  At December 31, 2015, the Bank's total investment in GSRE Holding, L.L.C. ("GSRE Holding") was $1.5 million.  GSRE Holding was formed in 2009 under the laws of the State of Missouri.  At December 31, 2015, the Bank's total investment in GSRE Holding II, L.L.C. ("GSRE Holding II") was $-0-.  GSRE Holding II was formed in 2009 under the laws of the State of Missouri.  At December 31, 2015, the Bank's total investment in GSRE Holding III, L.L.C. ("GSRE Holding III") was $-0-.  GSRE Holding III was formed in 2012 under the laws of the State of Missouri.  In addition, Great Southern has four other subsidiary companies that are not considered service corporations, GSB One, L.L.C., GSB Two, L.L.C., VFP Conclusion Holding, L.L.C. and VFP Conclusion Holding II, L.L.C.  These companies are also described below.

Great Southern Real Estate Development Corporation. Generally, the purpose of Real Estate Development is to hold real estate assets which have been obtained through foreclosure by the Bank and which require ongoing operation of a business or completion of construction. In 2015 and 2014, Real Estate Development did not hold any significant real estate assets. Real Estate Development had net losses of $(47) and $(65) in the years ended December 31, 2015 and 2014, respectively.

General Insurance Agency and Travel Agency. The Company sold these business units on November 30, 2012.

Great Southern Community Development Company, L.L.C. and Great Southern CDE, L.L.C. Generally, the purpose of CDC is to invest in community development projects that have a public benefit, and are permissible under Missouri and Kansas law.  These include such activities as investing in real estate and investing in other community development entities.  It also serves as parent to subsidiary CDE which invests in limited liability entities for the purpose of acquiring federal tax credits to be utilized by Great Southern.  CDC had consolidated net losses of $(247,000) and $(280,000) in the years ended December 31, 2015 and 2014, respectively.

GS, L.L.C. GSLLC was organized in 2005.  GSLLC is a limited liability company that invests in multiple limited liability entities for the purpose of acquiring state and federal tax credits which are utilized by Great Southern.  GSLLC had net losses of $(1.1 million) and $(5.4 million) in the years ended December 31, 2015 and 2014, respectively, which primarily resulted from the cost to acquire tax credits.  These losses were offset by the tax credits utilized by Great Southern.

GSSC, L.L.C. GSSCLLC was organized in 2009.  GSSCLLC is a limited liability company that invests in multiple limited liability entities for the purpose of acquiring state tax credits which are utilized by Great Southern or sold to third parties.  GSSCLLC had net income of $298,000 and $132,000 in the years ended December 31, 2015 and 2014, respectively.

GSRE Holding, L.L.C. Generally, the purpose of GSRE Holding is to hold real estate assets which have been obtained through foreclosure by the Bank and which require ongoing operation of a business or completion of construction.  At December 31, 2015, GSRE Holding held only cash of $1.5 million.  GSRE Holding had net losses of $(2,000) in each of the years ended December 31, 2015 and 2014.

GSRE Holding II, L.L.C. Generally, the purpose of GSRE Holding II is to hold real estate assets which have been obtained through foreclosure by the Bank and which require ongoing operation of a business or completion of construction. In 2015 and 2014, GSRE Holding II did not hold any significant real estate assets. GSRE Holding II had net income of $-0- in each of the years ended December 31, 2015 and 2014.

GSRE Holding III, L.L.C. Generally, the purpose of GSRE Holding III is to hold real estate assets which have been obtained through foreclosure by the Bank and which require ongoing operation of a business or completion of construction. In 2015 and 2014, GSRE Holding III did not hold any significant real estate assets. GSRE Holding III had net income of $-0- in each of the years ended December 31, 2015 and 2014.

GSB One, L.L.C. At December 31, 2015, the Bank's total investment in GSB One, L.L.C. ("GSB One") and GSB Two, L.L.C. ("GSB Two") was $1.06 billion.  The capital contribution was made by transferring participations in loans to GSB Two.  GSB One is a Missouri limited liability company that was formed in March of 1998.  Currently the only activity of this company is the ownership of GSB Two.

GSB Two, L.L.C. This is a Missouri limited liability company that was formed in March of 1998.  GSB Two is a real estate investment trust ("REIT"). It holds participations in real estate mortgages from the Bank.  The Bank continues to service the loans in return for a management and servicing fee from GSB Two.  GSB Two had net income of $56.0 million and $41.0 million in the years ended December 31, 2015 and 2014, respectively.

VFP Conclusion Holding, L.L.C. VFP Conclusion Holding, L.L.C. ("VFP") is a Missouri limited liability company that was formed in August of 2011.  Generally, the purpose of VFP is to hold real estate assets which have been obtained through foreclosure by the Bank.  The real estate assets obtained through foreclosure were formerly collateral for a participation loan sold by the Bank.  The Bank has a 50 percent interest in VFP and at December 31, 2015 its investment totaled $4.1 million.  Two other entities also have interests in VFP as a result of their participation in the loan sold by the Bank.  VFP had net income of $9,000 and $201,000 in the years ended December 31, 2015 and 2014, respectively.

VFP Conclusion Holding II, L.L.C. VFP Conclusion Holding II, L.L.C. ("VFP II") is a Missouri limited liability company that was formed in September of 2012.  Generally, the purpose of VFP II is to hold real estate assets which have been obtained through foreclosure by the Bank.  The real estate assets obtained through foreclosure were formerly collateral for a participation loan sold by the Bank.  The Bank has a 50 percent interest in VFP II and at December 31, 2015 its investment totaled $2.2 million.  One other entity also has an interest in VFP II as a result of its participation in the loan sold by the Bank.  VFP II had net income of $4,000 and $6,000 for the years ended December 31, 2015 and 2014, respectively.

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

The Company encounters strong competition in attracting deposits throughout its six-state retail footprint.  The Company attracts a significant amount of deposits through its branch offices primarily from the communities in which those branch offices are located.  Of our total 110 branch offices at the end of 2015, 66.2% of our deposit franchise dollars (based on FDIC market share deposits) were located in Missouri, where our total market share at June 30, 2015, was 1.4%, or eighth in the state.  The financial institutions with the top three market share positions in Missouri at June 30, 2015, were U.S. Bank, Scottrade Bank, and Bank of America, which had a combined market share of 29.4%.  We also have branch offices in the states of Iowa, Minnesota, Kansas, Nebraska and Arkansas which make up 17.1%, 7.5%, 7.1%, 1.7%, and 0.4% of our total franchise (based on our total deposits as of December 31, 2015).  The Company's market share in its primary metropolitan statistical areas was as follows at June 30, 2015:

Metropolitan Statistical Area	Number of Branch Offices	Percentage of Total Market Share	Rank	Institution with Leading Market Share Position
Springfield, MO	23	14.6%	2	Commerce Bank
Sioux City, IA-NE-SD	7	5.4%	4	Security National Bank of Sioux City
Davenport/Moline/Rock Island, IA-IL	5	1.5%	18	Wells Fargo Bank
Des Moines/West Des Moines, IA	6	0.5%	29	Wells Fargo Bank
Kansas City, MO-KS	10	0.4%	38	UMB Bank
St. Louis, MO-IL	8	0.3%	48	Scottrade Bank
Omaha/ Council Bluffs, NE-IA	4	0.2%	45	First National Bank of Omaha
Fayetteville/Springdale/Rogers, AR-MO	2	0.2%	31	Arvest Bank
Minneapolis/St. Paul/Bloomington, MN-WI	4	0.1%	36	Wells Fargo Bank

Our most direct competition for deposits has historically come from other commercial banks, savings institutions and credit unions located in our market areas.  The Bank competes for these deposits by offering a variety of deposit accounts at competitive rates, convenient business hours, and convenient branch, ATM and mobile services. In addition, some competitors located outside of our market areas conduct business primarily over the Internet, which may enable them to realize certain savings and offer certain deposit products and services at lower rates and with greater convenience to certain customers.  Our ability to attract and retain customer deposits depends on our ability to generally provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities.

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

Employees

At December 31, 2015, the Bank and its affiliates had a total of 1,270 employees, including 316 part-time employees.  None of the Bank's employees are represented by any collective bargaining agreement.  Management considers its employee relations to be good.

Government Supervision and Regulation

General

The Company and its subsidiaries are subject to supervision and examination by applicable federal and state banking agencies.  The earnings of the Company's subsidiaries, and therefore the earnings of the Company, are affected by general economic conditions, management policies, federal and state legislation, and actions of various regulatory authorities, including the Federal Reserve Bank (the "FRB"), the Federal Deposit Insurance Corporation (the "FDIC") and  the Missouri Division of Finance (the "MDF").  The

following is a brief summary of certain aspects of the regulation of the Company and the Bank and does not purport to fully discuss such regulation.  Such regulation is intended primarily for the protection of depositors and the Deposit Insurance Fund, and not for the protection of stockholders.

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

Volcker Rule

The federal banking agencies have adopted regulations to implement the provisions of the Dodd-Frank Act known as the Volcker Rule.  Under the regulations, FDIC-insured depository institutions, their holding companies, subsidiaries and affiliates (collectively, "banking entities"), are generally prohibited, subject to certain exemptions, from proprietary trading of securities and other financial instruments and from acquiring or retaining an ownership interest in a "covered fund."

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

A bank holding company is required to give the FRB prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the company's consolidated net worth. The FRB may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, FRB order, or any condition imposed by, or written agreement with, the FRB.  This notification requirement does not apply to any company that meets the well-capitalized standard for bank holding companies, is well-managed, and is not subject to any unresolved supervisory issues.  Under Missouri law, the Bank may pay dividends from certain undivided profits and may not pay dividends if its capital is impaired.  Dividends of the Company and the Bank may also be restricted under the capital conservation buffer rules, which became effective January 1, 2016, as discussed below under "—Capital."

Capital

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

Under the new capital regulations, the minimum capital ratios are: (1) a CET1 capital ratio of 4.5% of risk-weighted assets; (2) a Tier 1 capital ratio of 6.0% of risk-weighted assets; (3) a total risk-based capital ratio of 8.0% of risk-weighted assets; and (4) a leverage ratio (the ratio of Tier 1 capital to average total adjusted assets) of 4.0%.  CET1 generally consists of common stock; retained earnings; accumulated other comprehensive income ("AOCI") unless an institution elects to exclude AOCI from regulatory capital; and certain minority interests; all subject to applicable regulatory adjustments and deductions.  Tier 1 capital generally consists of CET1 and noncumulative perpetual preferred stock.  Tier 2 capital generally consists of other preferred stock and subordinated debt meeting certain conditions plus an amount of the allowance for loan and lease losses up to 1.25% of assets.  Total capital is the sum of Tier 1 and Tier 2 capital.

A number of changes in what constitutes regulatory capital compared to the rules in effect prior to January 1, 2015 are subject to transition periods.  These changes include the phasing-out of certain instruments as qualifying capital.  Mortgage servicing and deferred tax assets over designated percentages of CET1 will be deducted from capital.  In addition, Tier 1 capital includes AOCI, which includes all unrealized gains and losses on available for sale debt and equity securities.  However, because of our asset size, we were eligible for the one-time option of permanently opting out of the inclusion of unrealized gains and losses on available for sale debt and equity securities in our capital calculations.  We elected this option.

For purposes of determining risk-based capital, assets and certain off-balance sheet items are risk-weighted from 0% to 1,250%, depending on the risk characteristics of the asset or item. The new regulations make certain changes in the risk-weighting of assets to better reflect credit risk and other risk exposure compared to the earlier capital rules. These include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and for non-residential mortgage loans that are 90 days past due or otherwise in nonaccrual status; a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable (currently set at 0%); and a 250% risk weight (up from 100%) for mortgage servicing and deferred tax assets that are not deducted from capital.

In addition to the minimum CET1, Tier 1 and total capital ratios, the Company and the Bank must maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses.  The new capital conservation buffer requirement is to be phased in beginning on January 1, 2016, when a buffer greater than 0.625% of risk-weighted assets will be required, which amount will increase each year until the buffer requirement is fully implemented on January 1, 2019.

Under the FDIC's prompt corrective action standards, in order to be considered well-capitalized, the Bank must have a ratio of CET1 capital to risk-weighted assets of 6.5% (new), a ratio of Tier 1 capital to risk-weighted assets of 8% (increased from 6%), a ratio of total capital to risk-weighted assets of 10% (unchanged), and a leverage ratio of 5% (unchanged); and must not be subject to any written agreement, order, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure.  In order to be considered adequately capitalized, an institution must have the minimum capital ratios described above.  As of December 15, 2015, the Bank was "well-capitalized." An institution that is not well-capitalized is subject to certain restrictions on brokered deposits and interest rates on deposits.

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

The FRB's capital regulations for bank holding companies generally parallel the capital regulations for banks.  To be considered "well capitalized," a bank holding company must have, on a consolidated basis, a total risk-based capital ratio of 10.0% or greater and a Tier 1 risk-based capital ratio of 6.0% or greater and must not be subject to an individual order, directive or agreement under which the FRB requires it to maintain a specific capital level.  As of December 31, 2015, the Company was "well-capitalized."

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

The FDIC also collects assessments against the assessable deposits of insured institutions to service the debt on bonds issued during the 1980s to resolve the thrift bailout.  For the quarter ended December 31, 2015, the assessment rate was 0.60 basis points applied to the same assessment base as is used for deposit insurance assessments.  For the first quarter of 2016, the rate is 0.58 basis points.

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

Federal Reserve System

The FRB requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits.  At December 31, 2015, the Bank was in compliance with these reserve requirements.

Banks are authorized to borrow from the FRB "discount window," but FRB regulations only allow this borrowing for short periods of time and generally require banks to exhaust other reasonable alternative sources of funds where practical, including FHLBank advances, before borrowing from the FRB. See "Sources of Funds Borrowings" above.

Federal Home Loan Bank System

The Bank is a member of the FHLBank of Des Moines, which is one of 11 regional FHLBanks.

As a member, Great Southern is required to purchase and maintain stock in the FHLBank of Des Moines in an amount equal to the greater of 1% of its outstanding home loans or 5% of its outstanding FHLBank advances.  At December 31, 2015, Great Southern had $15.3 million in FHLBank stock, which was in compliance with this requirement.  In past years, the Bank has received dividends on its FHLBank stock. Over the past five years, such dividends have averaged 3.40% and were 3.50% for the year ended December 31, 2015.

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

Bad Debt Deduction

As of December 31, 2015 and 2014, retained earnings included approximately $17.5 million for which no deferred income tax liability has been recognized.  This amount represents an allocation of income to bad debt deductions for tax purposes only for tax years prior to 1988. If the Bank were to liquidate, the entire amount would have to be recaptured and would create income for tax purposes only, which would be subject to the then-current corporate income tax rate.  The unrecorded deferred income tax liability on the above amount was approximately $6.5 million at December 31, 2015 and 2014.

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

State Taxation

Missouri-based banks, such as the Bank, are subject to a franchise tax which is imposed on the bank's taxable income at the rate of 7% of the taxable income (determined without regard for any net operating losses) - income-based calculation. Missouri-based banks are entitled to a credit against the income-based franchise tax for all other state or local taxes on banks, except taxes on real estate, unemployment taxes, bank tax, and taxes on tangible personal property owned by the Bank and held for lease or rental to others.

The Company and all subsidiaries are subject to a Missouri income tax that is imposed on the corporation's taxable income at the rate of 6.25%. The return is filed on a consolidated basis by all members of the consolidated group including the Bank, but excluding GSB Two. As a REIT, GSB Two files a separate Missouri income tax return.

The Bank also has full service offices in Kansas, Iowa, Minnesota, Nebraska and Arkansas, and has commercial loan production offices in Texas and Oklahoma.  As a result, the Bank is subject to franchise and income taxes that are imposed on the corporation's taxable income attributable to those states.

As a Maryland corporation, the Company is required to file an annual report with and pay an annual fee to the State of Maryland.

Examinations

The Company and its consolidated subsidiaries have not been audited recently by the Internal Revenue Service (IRS) or the State of Missouri with respect to income or franchise tax returns, and as such, tax years through December 31, 2005, have been closed without audit.  The Company, through one of its subsidiaries, is a partner in two partnerships currently under Internal Revenue Service examination for 2006 and 2007.  As a result, the Company's 2006 and subsequent tax years remain open for examination.  The examinations of the partnerships have been advanced during 2015.  One of the partnerships has advanced to Tax Court because a settlement was not reached at the IRS appeals level.  The Company believes the partnership has a strong case and intends to defend its existing positions in Tax Court.  The other partnership is at the IRS appeals level.  The Company does not currently expect significant adjustments to its financial statements from these partnership examinations.

The Company is currently in administrative appeals with the State of Kansas for its 2010 through 2012 tax years.  The Company protested the state's initial assessment and expects to have an informal conference with the Kansas Department of Revenue.  The Company does not currently expect significant adjustments to its financial statements from this state examination.

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
The United States experienced a severe economic recession in 2008 and 2009.  While economic growth has resumed, the rate of this growth has been slow.  Many lending institutions, including us, experienced declines in the performance of their loans, including construction loans and commercial real estate loans, in the past several years.  In addition, the values of real estate collateral supporting many loans declined.  The values of real estate collateral may increase or decrease over time and are subject to many factors.  At times in the past, bank and bank holding company stock prices have been negatively affected, as has the ability of banks and bank holding companies to raise capital and borrow in the debt markets. Conditions such as these may have a material adverse effect on our financial condition and results of operations. In addition, as a result of the foregoing factors, there is a potential for new laws and regulations regarding lending and funding practices and capital and liquidity standards (some of which have already been proposed or implemented), and bank regulatory agencies have been and are expected to continue to be very aggressive in responding to concerns and trends identified in examinations.
Adverse developments in the financial services industry and the impact of new legislation and regulations in response to those developments could restrict our business operations, including our ability to originate loans, and adversely impact our results of operations and financial condition. Overall, during some of the past few years, the general business environment had an adverse effect on our business.  The past two to three years have seen some areas of improvement in the general business environment; however, our business, financial condition and results of operations could be adversely affected by negative circumstances in the general business environment.
Since our business is primarily concentrated in Missouri, Iowa, Kansas and Minnesota, a significant downturn in these state or local economies, particularly in St. Louis and the Springfield area, may adversely affect our business.  We also have originated loans in Texas and Oklahoma from our commercial loan offices in Dallas and Tulsa.  A significant downturn in these state economies may adversely affect our business.
Our lending and deposit gathering activities historically were concentrated primarily in the Springfield and southwest Missouri areas. Our success continues to depend heavily on general economic conditions in Springfield and the surrounding areas.  Although we believe the economy in these areas has recently been favorable relative to other areas, we do not know whether these conditions will continue.  Our greatest concentration of loans and deposits has traditionally been in the Greater Springfield area. With a population of approximately 420,000, the Greater Springfield area is the third largest metropolitan area in Missouri.  At December 31, 2015, approximately $446.9 million of our loan portfolio (excluding those loans acquired in FDIC-assisted transactions) consisted of loans to borrowers in or secured by properties in the Springfield, Missouri metropolitan area.
Contiguous to Springfield is the Branson area, which is a vacation and entertainment center, attracting tourists to its lakes, theme parks, resorts, country music and novelty shows and other recreational facilities.  The Branson area experienced rapid growth in the early 1990s, with stable to slightly negative growth trends occurring in the late 1990s and into the early 2000s.  Branson experienced growth again in the late 2000s as a result of a large retail, hotel, and convention center project which was constructed in Branson's historic downtown.  In addition, several large national retailers opened new stores in Branson.  In 2010 through 2015, Branson experienced some negative growth trends with fewer visitors and the closing of some motels and shows.  Residential construction has been very limited in the past few years and little to no growth has occurred in any of Branson's commercial real estate market segments.  At December 31, 2015, approximately $105.3 million of our loan portfolio (excluding those loans acquired in FDIC-assisted transactions) and approximately $5.5 million of our non-performing loans consisted of loans to borrowers in or secured by properties in the two-county region that includes the Branson area.
In addition to the concentrations in the southwest Missouri area, we also have a concentration of loans to borrowers in or secured by properties in the St. Louis, Missouri metropolitan area.  At December 31, 2015, approximately $555.7 million of our loan portfolio consisted of loans for apartments, condominiums, residential and commercial land developments, industrial revenue bonds and other types of commercial properties in the St. Louis, Missouri metropolitan area.
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
In addition to the concentrations previously discussed, we also have a concentration of loans to borrowers in or secured by properties in the States of Texas and Oklahoma.  At December 31, 2015, approximately $175.4 million and $174.1 million of our loan portfolio consisted of loans primarily for various types of commercial real estate in the States of Texas and Oklahoma, respectively.
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
Our commercial and residential construction, commercial real estate, multi-family and other commercial loans accounted for approximately 71.0% of our total loan portfolio as of December 31, 2015.  Generally, we consider these types of loans to involve a higher degree of risk compared to first mortgage loans on one- to four-family, owner-occupied residential properties. At December 31, 2015, we had $556.7 million of loans secured by apartments, $103.9 million of loans secured by motels, $164.8 million of loans secured by healthcare facilities, $424.2 million of loans secured by retail-related projects, and $336.2 million of loans secured by office/warehouse facilities, which are particularly sensitive to certain risks, including the following:
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
Our loan portfolio also possesses increased risk due to our growing concentration in consumer loans.
Consumer loans have grown from approximately $184.0 million, or 9.7% of our total loan portfolio as of December 31, 2011, to $598.7 million, or 17.3% of our total loan portfolio as of December 31, 2015.  The vast majority of these loans are secured by automobiles and, to a lesser extent, boats, recreational vehicles and manufactured homes. Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciable assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower's continuing financial strength, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state consumer bankruptcy and insolvency laws, may limit the amount which can be recovered on these loans. These loans may also give rise to claims and defenses by a consumer loan borrower against an assignee of these loans such as the Bank, and a borrower may be able to assert against the assignee claims and defenses which it has against the seller of the underlying collateral.

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
Our earnings are largely dependent upon our net interest income.  Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies, in particular, the FRB. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings, but these changes could also affect our ability to originate loans and obtain deposits, the fair values of our financial assets and liabilities and the average duration of our loan and mortgage-backed securities portfolios.  If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. In addition, a substantial portion of our loans (approximately 43.1% of our total loan portfolio as of December 31, 2015) have adjustable rates of interest.  While the higher payment amounts we would receive on these loans in a rising interest rate environment may increase our interest income, some borrowers may be unable to afford the higher payment amounts, which may result in a higher rate of default.  Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.
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
Due to the high level of competition for deposits in our markets, we have from time to time utilized a sizable amount of certificates of deposit obtained through deposit brokers and advances from the Federal Home Loan Bank of Des Moines to help fund our asset base. Brokered deposits are marketed through national brokerage firms that solicit funds from their customers for deposit in banks, including our bank.  Brokered deposits and Federal Home Loan Bank advances may generally be more sensitive to changes in interest rates and volatility in the capital markets than retail deposits attracted through our branch network, and our reliance on these sources of funds increases the sensitivity of our portfolio to these external factors.  Our brokered deposits and Federal Home Loan Bank advances totaled $271.5 million and $263.5 million at December 31, 2015, compared with $149.8 million and $271.6 million at December 31, 2014.  We expect to continue to utilize brokered deposits from time to time as a supplemental funding source.  In addition to these brokered deposit totals at December 31, 2015 and 2014, were Great Southern Bank customer deposits totaling $12.2 million and $23.7 million, respectively, which were part of the CDARS program which allows bank customers to maintain balances in an insured manner that would otherwise exceed the FDIC deposit insurance limit.  The FDIC considers these customer accounts to be brokered deposits due to the fees paid in the CDARS program.
Bank regulators can restrict our access to these sources of funds in certain circumstances.  For example, if the Bank's regulatory capital ratios declined below the "well-capitalized" status, banking regulators would require the Bank to obtain their approval prior to obtaining or renewing brokered deposits.  The regulators might not approve our acceptance of brokered deposits in amounts that we desire or at all. In addition, the availability of brokered deposits and the rates paid on these brokered deposits may be volatile as the balance of the supply of and the demand for brokered deposits changes.  Market credit and liquidity concerns may also impact the availability and cost of brokered deposits.  Similarly, Federal Home Loan Bank advances are only available to borrowers that meet certain conditions. If Great Southern were to cease meeting these conditions, our access to Federal Home Loan Bank advances could be significantly reduced or eliminated.
Certain Federal Home Loan Banks, including the Federal Home Loan Bank of Des Moines, have experienced lower earnings from time to time and paid out lower dividends to their members.  Future problems at the Federal Home Loan Banks may impact the collateral necessary to secure borrowings and limit the borrowings extended to its member banks, as well as require additional capital contributions by its member banks.  Should this occur, our short term liquidity needs could be negatively impacted.  Should Great Southern be restricted from using FHLBank advances due to weakness in the system or with the FHLBank of Des Moines, Great Southern may be forced to find alternative funding sources. These alternative funding sources may include the utilization of existing lines of credit with third party banks or the Federal Reserve Bank along with seeking other lines of credit, borrowing under repurchase agreement lines, increasing deposit rates to attract additional funds, accessing additional brokered deposits, or selling loans or investment securities in order to maintain adequate levels of liquidity.  At December 31, 2015, the Bank owned $15.3 million of stock in the FHLBank of Des Moines, which declared and paid an annualized dividend approximating 3.50% during the fourth quarter of 2015.  The FHLBank of Des Moines may eliminate or reduce dividend payments at any time in the future in order for it to maintain or restore its retained earnings.
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

•
To finance an acquisition, we may borrow funds, thereby increasing our leverage and diminishing our liquidity, or raise additional capital, which could dilute the interests of our existing stockholders; and

•
We may not be able to continue to sustain our past rate of growth or to grow at all in the future.  We completed two acquisitions in 2009, one acquisition in 2011, one acquisition in 2012, one acquisition in 2014 and have opened additional banking offices and commercial loan production offices in recent years that enhanced our rate of growth.  Also in 2014, we agreed to acquire certain loans, deposits and branches from Boulevard Bank.  In addition in 2016, we completed our acquisition of certain loans, deposits and branches in St. Louis from Fifth Third Bank (as discussed in Note 30 of Item 8. "Financial Statements and Supplementary Information").

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
We face substantial competition in all phases of our operations from a variety of different competitors.  Our future growth and success will depend on our ability to compete effectively in this highly competitive environment.  To date, we have grown our business successfully by focusing on our geographic market, expanding into complementary markets and emphasizing the high level of service and responsiveness desired by our customers.  We compete for loans, deposits and other financial services with other commercial banks, thrifts, credit unions, consumer finance companies, insurance companies and brokerage firms.  Many of our competitors offer products and services that we do not offer, and many have substantially greater resources, name recognition and market presence that benefit them in attracting business.  In addition, larger competitors (including certain nationwide banks that have a significant presence in our market areas) may be able to price loans and deposits more aggressively than we do, and smaller and newer competitors may also be more aggressive in terms of pricing loan and deposit products than us in order to obtain a larger share of the market.  As we have grown, we have become dependent from time to time on outside funding sources, including funds borrowed from the FHLBank of Des Moines and brokered deposits, where we face nationwide competition.  Some of the financial institutions and financial services organizations with which we compete are not subject to the same degree of regulation as is imposed on insured depositary institutions and their holding companies.  As a result, these non-bank competitors have certain advantages over us in accessing funding and in providing various services.
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
Among the many requirements in the Dodd-Frank Act is a requirement for new capital regulations.  Generally, trust preferred securities are no longer eligible as Tier 1 capital, but the Company's currently outstanding trust preferred securities were grandfathered and will continue to qualify as Tier 1 capital.  See "Item 1. Business—Government Supervision and Regulation-Capital" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Effect of Laws and Regulations-New Capital Rules."
The Dodd-Frank Act created the Consumer Financial Protection Bureau (the "Bureau"), with broad powers to supervise and enforce consumer protection laws. The Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks, including the authority to prohibit "unfair, deceptive or abusive acts and practices." The Bureau has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets, their service providers and certain non-depository entities such as debt collectors and consumer reporting agencies. In the case of banks, such as the Bank, with total assets of less than $10 billion, this examination and enforcement authority is held by the institution's primary federal banking regulator (the FDIC, in the case of the Bank).
The Bureau has finalized a number of significant rules that could have a significant impact on our business and the financial services industry more generally. In particular, the Bureau has adopted rules impacting nearly every aspect of the lifecycle of a residential mortgage loan. The Bureau has also issued guidance which could significantly affect the automotive financing industry by subjecting indirect auto lenders, such as the Bank, to regulation as creditors under the Equal Credit Opportunity Act, which would make indirect auto lenders monitor and control certain credit policies and procedures undertaken by auto dealers.
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
As of December 31, 2015, we had outstanding $25.8 million aggregate principal amount of junior subordinated debt securities issued in connection with the sale of trust preferred securities by one of our subsidiaries that is a statutory business trust.  We have also guaranteed those trust preferred securities.  The indenture governing the junior subordinated debt securities, together with the related guarantee, prohibits us, subject to limited exceptions, from declaring or paying any dividends or distributions on, or redeeming, repurchasing, acquiring or making any liquidation payments with respect to, any of our capital stock (including any preferred stock and our common stock) at any time when (i) there shall have occurred and be continuing an event of default under the indenture or any event, act or condition that with notice or lapse of time or both would constitute an event of default under the indenture; or (ii) we are in default with respect to payment of any obligations under the related guarantee; or (iii) we have deferred payment of interest on the junior subordinated debt securities. In that regard, we are entitled, at our option but subject to certain conditions, to defer payments of interest on the junior subordinated debt securities from time to time for up to five years.
Events of default under the indenture generally consist of our failure to pay interest on the junior subordinated debt securities under certain circumstances, our failure to pay any principal of or premium on the junior subordinated debt securities when due, our failure to comply with certain covenants under the indenture, and certain events of bankruptcy, insolvency or liquidation relating to us or Great Southern Bank.
As a result of these provisions, if we were to elect to defer payments of interest on the junior subordinated debt securities, or if any of the other events described in clause (i) or (ii) of the first paragraph of this risk factor were to occur, we would be prohibited from declaring or paying any dividends on our stock, from redeeming, repurchasing or otherwise acquiring any of our stock, and from making any payments to holders of our stock in the event of our liquidation, which would likely have a material adverse effect on the market value of our common stock.  Moreover, without notice to or consent from our stockholders, we may issue additional series of junior subordinated debt securities in the future with terms similar to those of our existing junior subordinated debt securities or enter into other financing agreements that limit our ability to purchase or to pay dividends or distributions on our capital stock, including our common stock.
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
The Company's Chairman of the Board, William V. Turner, and the Company's Director, President and Chief Executive Officer, Joseph W. Turner, are father and son, respectively.  Julie Turner Brown, a director of the Company, is the sister of Joseph Turner and the daughter of William Turner.  These three Turner family members hold three of the Company's nine Board positions.  As of December 31, 2015, they collectively beneficially owned approximately 2,119,010 shares of the Company's common stock (excluding 47,200 shares underlying stock options exercisable as of or within 60 days after that date), representing approximately 15.3% of total shares outstanding, though they are subject to the voting limitation provision in our charter which precludes any person or group with beneficial ownership in excess of 10% of total shares outstanding from voting shares in excess of that threshold.   Through their board and management positions and their ownership of the Company's stock, these three members of the Turner family may exert substantial influence over the direction of the Company and the outcome of Board and stockholder votes.
In addition to the Turner family members, we are aware of one other beneficial owner of more than five percent of the outstanding shares of our common stock.  This beneficial owner is also a director of the Company.
As of December 31, 2015, one of the Company's directors, Earl A. Steinert, beneficially owned 933,596 shares of our common stock, representing approximately 6.7% of total shares outstanding.  The shares that can be voted by the Turner family members (1,388,793 shares, per the ten percent voting limitation in our charter) and the shares beneficially owned by Mr. Steinert (933,596) total 2,322,389, representing approximately 16.7% of total shares outstanding.  While they have no agreement to do so, to the extent they vote in the same manner, these stockholders may be able to exercise influence over the management and business affairs of our Company. For example, using their collective voting power, these stockholders may be able to affect the outcome of director elections or block significant transactions, such as a merger or acquisition, or any other matter that might otherwise be favored by other stockholders.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES.

The Company's corporate offices and operations center are located in Springfield, Missouri.  At December 31, 2015, the Company operated 110 retail banking centers and over 200 automated teller machines ("ATMs") in Missouri, Iowa, Minnesota, Nebraska, Kansas and Arkansas.  Of the 110 banking centers, the Company owns 96 of its locations and 14 were leased for various terms.  The majority of our banking center locations are in southwest and central Missouri, including the Springfield, Mo. metropolitan area, with additional concentrations in the Sioux City, Iowa, Des Moines, Iowa, Quad Cities, Iowa, Minneapolis, Minn., St. Louis Mo. and Kansas City, Mo. metropolitan areas.  The ATMs are located at various banking centers and primarily convenience stores and retail centers located throughout southwest and central Missouri. At December 31, 2015, the Company also operated three loan production offices.  The Company owns one of its loan production office locations and two locations are leased.  All buildings which are owned are owned free of encumbrances or mortgages.  In the opinion of management, the facilities are adequate and suitable for the needs of the Company.  The aggregate net book value of the Company's premises and equipment was $129.7 million and $124.8 million at December 31, 2015 and 2014, respectively.  See also Note 6 and Note 16 of the accompanying audited financial statements, which are included in Item 8 of this Report.

In January 2016, the Company closed 14 banking center locations.  One additional banking center location was sold to a separate acquirer in February 2016 and a second additional banking center location is expected to be sold to a separate acquirer in March 2016.

Also in January 2016, 12 banking center locations in the St. Louis, Mo., area were acquired from Fifth Third Bank.  See Note 29 and Note 30 of the accompanying audited financial statements for further information on the consolidation of banking centers and the branch acquisitions.

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

The following information as to the business experience during the past five years is supplied with respect to executive officers of the Company and its subsidiaries who are not directors of the Company and its subsidiaries. There are no arrangements or understandings between the persons named and any other person pursuant to which such officers were selected. The executive officers are elected annually and serve at the discretion of the respective Boards of Directors of the Company and its subsidiaries.

Steven G. Mitchem. Mr. Mitchem, age 64, is Senior Vice President and Chief Lending Officer of the Bank. He joined the Bank in 1990 and is responsible for all lending activities of the Bank. Prior to joining the Bank, Mr. Mitchem was a Senior Bank Examiner for the Federal Deposit Insurance Corporation.

Rex A. Copeland. Mr. Copeland, age 51, is Treasurer of the Company and Senior Vice President and Chief Financial Officer of the Bank. He joined the Bank in 2000 and is responsible for the financial functions of the Company, including the internal and external financial reporting of the Company and its subsidiaries. Mr. Copeland is a Certified Public Accountant. Prior to joining the Bank, Mr. Copeland served other financial services companies in the areas of corporate accounting, internal audit and independent public accounting.

Douglas W. Marrs. Mr. Marrs, age 58, is Secretary of the Company and Secretary, Vice President - Operations of the Bank. He joined the Bank in 1996 and is responsible for all operations functions of the Bank. Prior to joining the Bank, Mr. Marrs was a bank officer in the areas of operations and data processing at a commercial bank.

Linton J. Thomason. Mr. Thomason, age 60, is Vice President - Information Services of the Bank. He joined the Bank in 1997 and is responsible for information services for the Company and all of its subsidiaries and all treasury management sales/operations of the Bank. Prior to joining the Bank, Mr. Thomason was a bank officer in the areas of technology and data processing, operations and treasury management at a commercial bank.

PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED
STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY
SECURITIES.

Market Information The Company's Common Stock is listed on The NASDAQ Global Select Market under the symbol "GSBC."

As of December 31, 2015 there were 13,887,932 total shares of common stock outstanding and approximately 2,000 stockholders of record.

High/Low Stock Price

	2015		2014		2013
	High	Low	High	Low	High	Low

First Quarter	$40.44	$35.10	$31.00	$26.95	$27.34	$23.31
Second Quarter	42.95	37.44	32.25	28.00	28.00	22.60
Third Quarter	43.42	37.54	33.77	29.53	31.00	25.71
Fourth Quarter	52.94	42.11	40.28	29.80	31.23	25.87

The last sale price of the Company's Common Stock on December 31, 2015 was $45.26.

Dividend Declarations

	2015	2014	2013

First Quarter	$.20	$.20	$.18
Second Quarter	.22	.20	.18
Third Quarter	.22	.20	.18
Fourth Quarter	.22	.20	.18

The Company's ability to pay dividends is substantially dependent on the dividend payments it receives from the Bank. For a description of the regulatory restrictions on the ability of the Bank to pay dividends to the Company, and the ability of the Company to pay dividends to its stockholders, see "Item 1. Business - Government Supervision and Regulation - Dividends."

Stock Repurchases

On November 15, 2006, the Company's Board of Directors authorized management to repurchase up to 700,000 shares of the Company's outstanding common stock, under a program of open market purchases or privately negotiated transactions. The plan does not have an expiration date. From the date we issued our Capital Purchase Program "CPP" Preferred Stock (December 5, 2008) until the date we redeemed it in connection with our issuance of the SBLF Preferred Stock (August 18, 2011), we were generally precluded from purchasing shares of the Company's stock without the Treasury's consent. Our participation in the SBLF program did not preclude us from purchasing shares of the Company's stock, provided that after giving effect to such purchase, (i) the dollar amount of the Company's Tier 1 capital would be at least equal to the "Tier 1 Dividend Threshold" under the terms of the SBLF Preferred Stock and (ii) full dividends on all outstanding shares of SBLF Preferred Stock for the most recently completed dividend period have been or are contemporaneously declared and paid, as described under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources."  The SBLF Preferred Stock was redeemed on December 15, 2015.  Any restrictions related to the SBLF Preferred Stock are no longer applicable.

On April 21, 2014, Great Southern reiterated that it will consider repurchasing its shares of common stock, from time to time in the open market or through privately negotiated transactions, pursuant to its existing repurchase plan.

As indicated below, no shares were repurchased during the three months ended December 31, 2015.

	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan (1)

October 1, 2015 - October 31, 2015	—	$—	—	378,562
November 1, 2015- November 30, 2015	—	—	—	378,562
December 1, 2015- December 31, 2015	—	—	—	378,562

	—	$—	—

__________________
(1)	Amount represents the number of shares available to be repurchased under the November 2006 plan as of the last calendar day of the month shown.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected consolidated financial information and other financial data of the Company. The selected balance sheet and statement of operations data, insofar as they relate to the years ended December 31, 2015, 2014, 2013, 2012 and 2011, are derived from our Consolidated Financial Statements, which have been audited by BKD, LLP.  See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Item 8. "Financial Statements and Supplementary Information."  Results for past periods are not necessarily indicative of results that may be expected for any future period.

	December 31,
	2015	2014	2013	2012	2011
	(Dollars In Thousands)

Summary Statement of Condition Information:
Assets	$4,104,189	$3,951,334	$3,560,250	$3,955,182	$3,790,012
Loans receivable, net	3,352,797	3,053,427	2,446,769	2,346,467	2,153,081
Allowance for loan losses	38,149	38,435	40,116	40,649	41,232
Available-for-sale securities	262,856	365,506	555,281	807,010	875,411
Other real estate owned, net	31,893	45,838	53,514	68,874	67,621
Deposits	3,268,626	2,990,840	2,808,626	3,153,193	2,963,539
Total borrowings	406,797	514,014	343,795	391,114	485,853
Stockholders' equity (retained
earnings substantially restricted)	398,227	419,745	380,698	369,874	324,587
Common stockholders' equity	398,227	361,802	322,755	311,931	266,644
Average loans receivable	3,235,787	2,784,106	2,403,544	2,326,273	2,007,914
Average total assets	4,067,399	3,824,493	3,789,876	4,005,613	3,496,860
Average deposits	3,203,262	3,007,588	2,996,941	3,199,683	2,671,710
Average stockholders' equity	438,683	402,670	378,650	352,282	316,486
Number of deposit accounts	217,139	217,877	192,323	197,733	189,288
Number of full-service offices	110	108	96	107	104

	For the Year Ended December 31,
	2015	2014	2013	2012	2011
	(In Thousands)
Summary Statement of Operations Information:
Interest income:
Loans	$177,240	$172,569	$163,903	$170,163	$171,201
Investment securities and other	7,111	10,793	14,892	23,345	27,466
	184,351	183,362	178,795	193,508	198,667
Interest expense:
Deposits	13,511	11,225	12,346	20,720	26,370
Federal Home Loan Bank advances	1,707	2,910	3,972	4,430	5,242
Short-term borrowings and repurchase agreements	65	1,099	2,324	2,610	2,965
Subordinated debentures issued to capital trust	714	567	561	617	569
	15,997	15,801	19,203	28,377	35,146
Net interest income	168,354	167,561	159,592	165,131	163,521
Provision for loan losses	5,519	4,151	17,386	43,863	35,336
Net interest income after provision for loan losses	162,835	163,410	142,206	121,268	128,185
Noninterest income:
Commissions	1,136	1,163	1,065	1,036	896
Service charges and ATM fees	19,841	19,075	18,227	19,087	18,063
Net realized gains on sales of loans	3,888	4,133	4,915	5,505	3,524
Net realized gains on sales of
available-for-sale securities	2	2,139	243	2,666	483
Recognized impairment of available-for-sale securities	—	—	—	(680)	(615)
Late charges and fees on loans	2,129	1,400	1,264	1,028	651
Gain (loss) on derivative interest rate products	(43)	(345)	295	(38)	(10)
Gain recognized on business acquisitions	—	10,805	—	31,312	16,486
Accretion (amortization) of income/expense related to business acquisition	(18,345)	(27,868)	(25,260)	(18,693)	(37,797)
Other income	4,973	4,229	4,566	4,779	2,450
	13,581	14,731	5,315	46,002	4,131
Noninterest expense:
Salaries and employee benefits	58,682	56,032	52,468	51,262	43,606
Net occupancy expense	25,985	23,541	20,658	20,179	15,220
Postage	3,787	3,578	3,315	3,301	3,096
Insurance	3,566	3,837	4,189	4,476	4,840
Advertising	2,317	2,404	2,165	1,572	1,316
Office supplies and printing	1,333	1,464	1,303	1,389	1,268
Telephone	3,235	2,866	2,868	2,768	2,270
Legal, audit and other professional fees	2,713	3,957	4,348	4,323	3,803
Expense on other real estate owned	2,526	5,636	4,068	8,748	11,846
Partnership tax credit	1,680	1,720	2,108	1,825	2,035
Other operating expenses	8,526	15,824	8,128	8,760	6,226
	114,350	120,859	105,618	108,603	95,526
Income from continuing operations
before income taxes	62,006	57,282	41,903	58,667	36,790
Provision for income taxes	15,564	13,753	8,174	14,580	7,133
Net income from continuing operations	46,502	43,529	33,729	44,087	29,657
Discontinued Operations
Income from discontinued operations, net of income taxes	—	—	—	4,619	612
Net income	46,502	43,529	33,729	48,706	30,269
Preferred stock dividends and discount accretion	554	579	579	608	2,798
Non-cash deemed preferred stock dividend	—	—	—	—	1,212
Net income available to common shareholders	$45,948	$42,950	$33,150	$48,098	$26,259

	At or For the Year Ended December 31,
	2015		2014		2013		2012		2011
	(Number of shares in thousands)
Per Common Share Data:
Basic earnings per common share	$3.33		$3.14		$2.43		$3.55		$1.95
Diluted earnings per common share	3.28		3.10		2.42		3.54		1.93
Diluted earnings from continuing operations per common share	3.28		3.10		2.42		3.20		1.89
Cash dividends declared	0.86		0.80		0.72		0.72		0.72
Book value per common share	28.67		26.30		23.60		22.94		19.78

Average shares outstanding	13,818		13,700		13,635		13,534		13,462
Year-end actual shares outstanding	13,888		13,755		13,674		13,596		13,480
Average fully diluted shares outstanding	14,000		13,876		13,715		13,592		13,626

Earnings Performance Ratios:
Return on average assets(1)	1.14%		1.14%		0.89%		1.22%		0.87%
Return on average stockholders' equity(2)	12.13		12.63		10.52		16.55		11.67
Non-interest income to average total assets	0.33		0.39		0.14		1.49		0.35
Non-interest expense to average total assets	2.81		3.16		2.79		2.71		2.73
Average interest rate spread(3)	4.44		4.74		4.60		4.53		5.06
Year-end interest rate spread	3.80		3.86		3.88		3.57		3.68
Net interest margin(4)	4.53		4.84		4.70		4.61		5.17
Efficiency ratio(5)	62.85		66.30		64.05		51.44		56.98
Net overhead ratio(6)	2.48		2.77		2.66		1.56		2.61
Common dividend pay-out ratio(7)	26.22		25.81		29.75		20.34		37.31

Asset Quality Ratios (8):
Allowance for loan losses/year-end loans	1.20%		1.34%		1.92%		2.21%		2.33%
Non-performing assets/year-end loans and foreclosed assets	1.28		1.39		2.46		2.98		3.31
Allowance for loan losses/non-performing loans	230.24		471.77		201.53		180.84		149.95
Net charge-offs/average loans	0.20		0.24		0.91		2.43		2.09
Gross non-performing assets/year end assets	1.07		1.11		1.74		1.84		1.96
Non-performing loans/year-end loans	0.49		0.26		0.80		0.94		1.25

Balance Sheet Ratios:
Loans to deposits	102.58%		102.09%		87.12%		74.42%		72.65%
Average interest-earning assets as a percentage of average interest-bearing liabilities	121.60		120.95		116.03		110.12		110.55

Capital Ratios:
Average common stockholders' equity to average assets	9.4%		9.0%		8.5%		7.4%		7.4%
Year-end tangible common stockholders' equity to assets	9.6		9.0		8.9		7.7		6.9
Great Southern Bancorp, Inc.:
Tier 1 capital ratio	11.5		13.3		15.6		15.7		14.8
Total capital ratio	12.6		14.5		16.9		16.9		16.1
Tier 1 leverage ratio	10.2		11.1		11.3		9.5		9.2
Common equity Tier 1 ratio	10.8		—		—		—		—
Great Southern Bank:
Tier 1 capital ratio	11.0		11.4		14.2		14.7		14.1
Total capital ratio	12.1		12.6		15.4		15.9		15.3
Tier 1 leverage ratio	9.8		9.5		10.2		8.9		8.6
Common equity Tier 1 ratio	11.0		—		—		—		—
Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirement (9):
Including deposit interest	4.66	x	4.41	x	3.07	x	3.22	x	1.82	x
Excluding deposit interest	20.01	x	11.59	x	6.44	x	8.66	x	3.38	x

____________________
(1)	Net income divided by average total assets.
(2)	Net income divided by average stockholders' equity.
(3)	Yield on average interest-earning assets less rate on average interest-bearing liabilities.
(4)	Net interest income divided by average interest-earning assets.
(5)	Non-interest expense divided by the sum of net interest income plus non-interest income.
(6)	Non-interest expense less non-interest income divided by average total assets.
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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward-looking Statements

When used in this Annual Report and in other documents filed or furnished by the Company with the Securities and Exchange Commission (the "SEC"), in the Company's press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "intends" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including, among other things, (i) non-interest expense reductions from Great Southern's banking center consolidations might be less than anticipated and the costs of the consolidation and impairment of the value of the affected premises might be greater than expected; (ii) expected revenues, cost savings, earnings accretion, synergies and other benefits from the Fifth Third Bank branch acquisition and the Company's other merger and acquisition activities might not be realized within the anticipated time frames or at all, and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, might be greater than expected; (iii) changes in economic conditions, either nationally or in the Company's market areas; (iv) fluctuations in interest rates; (v) the risks of lending and investing activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses; (vi) the possibility of other-than-temporary impairments of securities held in the Company's securities portfolio; (vii) the Company's ability to access cost-effective funding; (viii) fluctuations in real estate values and both residential and commercial real estate market conditions; (ix) demand for loans and deposits in the Company's market areas; (x) legislative or regulatory changes that adversely affect the Company's business, including, without limitation, the Dodd-Frank Wall Street Reform and Consumer Protection Act and its implementing regulations, and the overdraft protection regulations and customers' responses thereto; (xi) monetary and fiscal policies of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board or the FRB") and the U.S. Government and other governmental initiatives affecting the financial services industry; (xii) results of examinations of the Company and Great Southern by their regulators, including the possibility that the regulators may, among other things, require the Company to increase its allowance for loan losses or to write-down assets; (xiii) costs and effects of litigation, including settlements and judgments; and (xiv) competition. The Company wishes to advise readers that the factors listed above and other risks described from time to time in documents filed or furnished by the Company with the SEC could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

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

Goodwill and Intangible Assets

Goodwill and intangible assets that have indefinite useful lives are subject to an impairment test at least annually and more frequently if circumstances indicate their value may not be recoverable. Goodwill is tested for impairment using a process that estimates the fair value of each of the Company's reporting units compared with its carrying value. The Company defines reporting units as a level below each of its operating segments for which there is discrete financial information that is regularly reviewed. As of December 31, 2015, the Company has one reporting unit to which goodwill has been allocated – the Bank. If the fair value of a reporting unit exceeds its carrying value, then no impairment is recorded. If the carrying value amount exceeds the fair value of a reporting unit, further testing is completed comparing the implied fair value of the reporting unit's goodwill to its carrying value to measure the amount of impairment. Intangible assets that are not amortized will be tested for impairment at least annually by comparing the fair values of those assets to their carrying values. At December 31, 2015, goodwill consisted of $1.2 million at the Bank reporting unit. Goodwill increased $790,000 during 2014, due to the acquisition of certain loans, deposits and other assets of Boulevard Bank.  Other identifiable intangible assets that are subject to amortization are amortized on a straight-line basis over a period of seven years. At December 31, 2015, the amortizable intangible assets consisted of core deposit intangibles of $4.6 million, including $2.2 million related to the Valley Bank transaction in June 2014 and $641,000 related to the Boulevard Bank transaction in March 2014.  These amortizable intangible assets are reviewed for impairment if circumstances indicate their value may not be recoverable based on a comparison of fair value. See Note 1 of the accompanying audited financial statements for additional information.

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

Based on the Company's goodwill impairment testing, management does not believe any of its goodwill or other intangible assets are impaired as of December 31, 2015. While the Company believes no impairment existed at December 31, 2015, different conditions or assumptions used to measure fair value of the reporting unit, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of the Company's impairment evaluation in the future.

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

The national unemployment rate declined from 5.6% as of December 2014 to 5.0% as of December 2015.  The economy added 292,000 jobs in December 2015.  Employment gains occurred in several industries, led by professional and business services, construction, health care and food services and drinking establishments.  Energy was the only significant industry suffering job losses.  Unemployment levels in our market areas have decreased or remained level over the past year in all states in which the Company has offices.   Unemployment rates at December 31, 2015 were:  Missouri at 4.4%, Arkansas at 4.8%, Kansas at 3.9%, Iowa at 3.4%, Nebraska at 2.9%, Minnesota at 3.5%, Oklahoma at 4.1% and Texas at 4.7%.   Five of these eight states had unemployment rates amongst the top performers in the country.   Of the metropolitan areas in which Great Southern Bank does business, the St. Louis market area continues to carry the highest level of unemployment at 4.3%. This rate compares favorably to the 5.6% rate reported as of December 2014. The unemployment rate at 3.4% for the Springfield market area was below the national and state average for December 2015.  Metropolitan areas in Iowa, Nebraska and Minnesota boasted unemployment levels among the lowest in the nation.

Sales of newly built, single-family homes were at a seasonally adjusted annual rate of 544,000 units in December 2015, according to the U.S. Department of Housing and Urban Development and the U.S. Census Bureau. The median sales price of new houses sold in December 2015 was $288,900 with an average sales price of $346,400.  The seasonally adjusted estimate of new houses for sale at the end of December 2015 was 237,000, which represented a supply of 5.2 months at the current sales rate.  According to Realty Trac, the nation's foreclosure rate was 10% lower than the same time last year.   Building permit activity continues to fluctuate by market area with residential builders constrained by tighter credit conditions for home buyers and a limited number of buildable lots.

The performance of commercial real estate markets  has improved throughout  the Company's market areas as shown by increased real estate sales activity and financing of those activities. According to real estate services firm CoStar Group, retail, office and industrial types of commercial real estate properties continue to improve in occupancy, absorption and rental income, both nationally and in our market areas.

While current economic indicators show improvement nationally in employment, housing starts and prices, commercial real estate occupancy, absorption and rental income, our management will continue to closely monitor regional, national and global economic conditions, as these could significantly impact our market areas.

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

In the year ended December 31, 2015, Great Southern's total assets increased $152.9 million, or 3.9%, from $3.95 billion at December 31, 2014, to $4.10 billion at December 31, 2015. Full details of the current year changes in total assets are provided in the "Comparison of Financial Condition at December 31, 2015 and December 31, 2014" section.

Loans.  In the year ended December 31, 2015, Great Southern's net loans increased $301.7 million, or 9.9%, from $3.04 billion at December 31, 2014, to $3.34 billion at December 31, 2015.  Partially offsetting the increase in loans was a decrease of $95.6 million in the FDIC-covered loan portfolios.  Excluding acquired covered loans, acquired non-covered loans and mortgage loans held for sale, total loans increased $397.3 million from December 31, 2014 to December 31, 2015, with increases primarily in the areas of commercial construction loans, consumer loans, commercial real estate loans and other residential loans.  The increase was primarily due to loan growth in our existing banking center network.  As loan demand is affected by a variety of factors, including general economic conditions, and because of the competition we face and our focus on pricing discipline and credit quality, we cannot be assured that our loan growth will match or exceed the level of increases achieved in 2015 or prior years.  The Company's strategy continues to be focused on maintaining credit risk and interest rate risk at appropriate levels.

Loan growth has occurred in most loan types and has come from most of Great Southern's primary lending locations, including Springfield, St. Louis, Kansas City, Des Moines, Omaha and Minneapolis, as well as the loan production offices in Dallas and Tulsa.  Net loan balances have increased primarily in the areas of commercial construction, consumer, and commercial real estate.  Generally, the Company considers these types of loans to involve a higher degree of risk compared to some other types of loans, such as first mortgage loans on one- to four-family, owner-occupied residential properties, and has established certain minimum underwriting standards to help assure portfolio quality.  For commercial real estate and construction loans, these standards and procedures include, but are not limited to, an analysis of the borrower's financial condition, collateral, repayment ability, verification of liquid assets and credit history as required by loan type.  In addition, geographic diversity of collateral, lower loan-to-value ratios and limitations on speculative construction projects help to mitigate overall risk in these loans.  It has been, and continues to be, Great Southern's practice to verify information from potential borrowers regarding assets, income or payment ability and credit ratings as applicable and as required by the authority approving the loan.  Underwriting standards also include loan-to-value ratios which vary depending on collateral type, debt service coverage ratios or debt payment to income ratios, where applicable, credit histories, use of guaranties and other recommended terms relating to equity requirements, amortization, and maturity.  Great Southern's loan committee reviews and approves all new loan originations in excess of lender approval authorities.  Consumer loans are primarily secured by new and used motor vehicles and these loans are also subject to certain minimum underwriting standards to assure portfolio quality.  Great Southern's consumer underwriting and pricing standards have been fairly consistent over the past several years.  The underwriting standards employed by Great Southern for consumer loans include a determination of the applicant's payment history on other debts, credit scores, employment history and an assessment of ability to meet existing obligations and payments on the proposed loan.  Although creditworthiness of the applicant is of primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount.

Of the total loan portfolio at December 31, 2015 and 2014, 73.5% and 74.1%, respectively, was secured by real estate, as this is the Bank's primary focus in its lending efforts.  At December 31, 2015 and 2014, commercial real estate and commercial construction loans were 42.8% and 40.7% of the Bank's total loan portfolio (excluding loans acquired through FDIC-assisted transactions), respectively.  Commercial real estate and commercial construction loans generally afford the Bank an opportunity to increase the yield on, and the proportion of interest rate sensitive loans in, its portfolio.  They do, however, present somewhat greater risk to the Bank because they may be more adversely affected by conditions in the real estate markets or in the economy generally.  At December 31, 2015 and 2014, loans made in the Springfield, Mo. metropolitan statistical area (Springfield MSA) were 15% and 17% of the Bank's total loan portfolio (excluding loans acquired through FDIC-assisted transactions), respectively.  The Company's headquarters are located in Springfield and we have operated in this market since 1923.  Because of our large presence and experience in the Springfield MSA, many lending opportunities exist.  However, if the economic conditions of the Springfield MSA were worse than those of other market areas in which we operate or the national economy overall, the performance of these loans could decline comparatively.  At December 31, 2015 and 2014, loans made in the St. Louis, Mo. metropolitan statistical area (St. Louis MSA) were 18% and 20% of the Bank's total loan portfolio (excluding loans acquired through FDIC-assisted transactions), respectively.  The Company's expansion into the St. Louis MSA beginning in May 2009 has provided an opportunity to not only expand its markets and provide diversification from the Springfield MSA, but also has provided access to a larger economy with increased lending opportunities despite higher levels of competition.  Loans made in the St. Louis MSA are primarily commercial real estate, commercial business and multi-family residential loans which are less likely to be impacted by the higher levels of unemployment rates, as mentioned above under "Current Economic Conditions," than if the focus were on one- to four-family residential and consumer loans.  For further discussions of the Bank's loan portfolio, and specifically, commercial real estate and commercial construction loans, see "Item 1. Business – Lending Activities."

The percentage of fixed-rate loans in our loan portfolio has increased from 44% as of December 31, 2010 to 57% as of December 31, 2015 due to customer preference for fixed rate loans during this period of low interest rates.  The majority of the increase in fixed rate loans was in commercial construction and consumer loans, both of which typically have loans with short durations.  Of the total amount of fixed rate loans in our portfolio as of December 31, 2015, approximately 78% mature within one to five years and therefore are not considered to create significant long-term interest rate risk for the Company.  Fixed rate loans make up only a portion of our balance sheet and our overall interest rate risk strategy.  As of December 31, 2015, our interest rate risk models indicated a one-year interest rate earnings sensitivity position that is fairly neutral.  For further discussion of our interest rate sensitivity gap and the processes used to manage our exposure to interest rate risk, see "Quantitative and Qualitative Disclosures About Market Risk – How We Measure the Risks to Us Associated with Interest Rate Changes." For discussion of the risk factors associated with interest rate changes, see "Risk Factors – We may be adversely affected by interest rate changes."

While our policy allows us to lend up to 95% of the appraised value on one-to four-family residential properties, originations of loans with loan-to-value ratios at that level are minimal.  When they are made at those levels, private mortgage insurance is typically required for loan amounts above the 80% level unless our analyses determined minimal risk to be involved, and therefore these loans are not considered to have more risk to us than other residential loans.  We consider these lending practices to be consistent with or more conservative than what we believe to be the norm for banks our size.  At December 31, 2015 and December 31, 2014, an estimated 0.2% and 0.3%, respectively, of total owner occupied one- to four-family residential loans had loan-to-value ratios above 100% at origination.  At December 31, 2015 and December 31, 2014, an estimated 2.1% and 1.8%, respectively, of total non-owner occupied one- to four-family residential loans had loan-to-value ratios above 100% at origination.

At December 31, 2015, troubled debt restructurings totaled $45.0 million, or 1.3% of total loans, down $2.6 million from $47.6 million, or 1.5% of total loans, at December 31, 2014.  The amount of troubled debt restructurings has remained relatively stable since 2011.  Concessions granted to borrowers experiencing financial difficulties may include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.  During the year ended December 31, 2015, no loans were restructured into multiple new loans.  During the year ended December 31, 2014, five loans totaling $1.7 million were each restructured into multiple new loans.  For further information on troubled debt restructurings, see Note 3 of the accompanying audited financial statements.

The loss sharing agreements with the FDIC are subject to limitations on the types of losses covered and the length of time losses are covered, and are conditioned upon the Bank complying with its requirements in the agreements with the FDIC, including requirements regarding servicing and other loan administration matters.  The loss sharing agreements extend for ten years for single family real estate loans and for five years for other loans.  At December 31, 2015, approximately three years remained on the loss sharing agreement for single family real estate loans acquired from TeamBank and the remaining loans had an estimated average life of two to ten years.  At December 31, 2015, approximately three and one half years remained on the loss sharing agreement for single family real estate loans acquired from Vantus Bank and the remaining loans had an estimated average life of three to twelve years.  At December 31, 2015, approximately six years remained on the loss sharing agreement for single family real estate loans acquired from Sun Security Bank and the remaining loans had an estimated average life of five to twelve years.  At December 31, 2015, approximately six and one half years remained on the loss sharing agreement for single family real estate loans acquired from InterBank and the remaining loans had an estimated average life of six to thirteen years.  The loss sharing agreement for non-single-family loans acquired from TeamBank ended on March 31, 2014.  Any additional losses in the non-single-family TeamBank portfolio are not eligible for loss sharing coverage.  The remaining loans in the portfolio had an estimated average life of one to six years and had a carrying value of $16.2 million at December 31, 2015.  The loss sharing agreement for non-single-family loans acquired from Vantus Bank ended on September 30, 2014.  Any additional losses in the non-single-family Vantus Bank portfolio are not eligible for loss sharing coverage.  The remaining loans in the portfolio had an estimated average life of two to seven years and had a carrying value of $17.1 million at December 31, 2015.  At December 31, 2015, approximately one year remained on the loss sharing agreement for non-single-family loans acquired from Sun Security Bank and the remaining loans had an estimated average life of one to two years.  At December 31, 2015, approximately one and one half years remained on the loss sharing agreement for non-single-family loans acquired from InterBank and the remaining loans had an estimated average life of one year.  While the expected repayments for certain of the acquired loans extend beyond the terms of the loss sharing agreements, the Bank has identified and will continue to identify problem loans and will make every effort to resolve them within the time limits of the agreements.  The Company may sell any loans remaining at the end of the loss sharing agreement subject to the approval of the FDIC.  Loans that were acquired through FDIC-assisted transactions, which are accounted for in pools, are currently included in the analysis and estimation of the allowance for loan losses.  If expected cash flows to be received on any given pool of loans decreases from previous estimates, then a determination is made as to whether the loan pool should be charged down or the allowance for loan losses should be increased (through a provision for loan losses).  This is true of all acquired loan pools regardless of whether or not they are covered by loss sharing agreements.  If a charge down occurs to a loan pool that is covered by a loss sharing agreement, the full amount of the charge down will be reflected in the allowance for loan losses and a separate asset will be recorded for the amount to be recovered from the FDIC.  The loss sharing agreements and their related limitations are described in detail in Note 4 of the accompanying audited financial statements, included in Item 8 of this Report.  For acquired loan pools that currently are not covered by loss sharing agreements, the Company may allocate, and at December 31, 2015, has allocated, a portion of its allowance for loan losses related to these loan pools in a manner similar to how it allocates its allowance for loan losses to those loans which are collectively evaluated for impairment.

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

Available-for-sale Securities.  In the year ended December 31, 2015, available-for-sale securities decreased $102.7 million, or 28.1%, from $365.5 million at December 31, 2014, to $262.9 million at December 31, 2015.  The decrease was due to normal monthly payments received related to the portfolio of mortgage-backed securities and calls and maturities of municipal securities.  The investment securities were reduced because they were no longer needed for pledging and the cash flows from investment securities were redeployed to fund loan originations.

Other Real Estate Owned.  Other real estate owned totaled $31.9 million at December 31, 2015, a decrease of $13.9 million, or 30.4%, from $45.8 million at December 31, 2014.  Of the total at December 31, 2015, $30.7 million was foreclosed assets and $1.2 million was other real estate owned not acquired through foreclosure, which is made up nine properties.  Eight of these properties were branch locations that have been closed and are held for sale and one of these is land which was acquired for a potential branch location.  Foreclosed assets, excluding those related to assets that are part of FDIC-assisted transactions, decreased from $35.5 million, or 0.9% of total assets, at December 31, 2014 to $27.4 million, or 0.7% of total assets, at December 31, 2015.  The Company's foreclosed assets increased as the United States economy slowed due to a severe economic recession in 2008 and 2009, and continued to increase through 2012.  Since 2012, the Company's other real estate owned has decreased.  During 2015, the Company's foreclosed assets decreased primarily in the areas of subdivision construction, land development, one- to four-family residential and multi-family residential, partially offset by increases in commercial real estate and consumer.  See "Non-performing Assets – Foreclosed Assets" for additional information on the Company's foreclosed assets.

Deposits.  The Company attracts deposit accounts through its retail branch network, correspondent banking and corporate services areas, and brokered deposits. The Company then utilizes these deposit funds, along with FHLBank advances and other borrowings, to meet loan demand or otherwise fund its activities. In the year ended December 31, 2015, total deposit balances increased $277.8 million, or 9.3%.  Transaction account balances increased $87.1 million, while retail certificates of deposit increased $80.4 million.  Great Southern Bank customer deposits totaling $12.2 million and $23.7 million, at December 31, 2015 and December 31, 2014, respectively, were part of the CDARS program which allows bank customers to maintain balances in an insured manner that would otherwise exceed the FDIC deposit insurance limit. The FDIC counts these deposits as brokered, but these are deposit accounts that we generate with customers in our local markets.  Brokered deposits, including CDARS program purchased funds, were $271.5 million at December 31, 2015, an increase of $121.7 million from $149.8 million at December 31, 2014.  The Company elected to increase brokered deposits to fund a portion of its loan growth and reduce short-term borrowings during the period.

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

The current level and shape of the interest rate yield curve poses challenges for interest rate risk management. Prior to its increase of 0.25% on December 16, 2015, the FRB last changed interest rates on December 16, 2008. This was the first rate increase since June 29, 2006.  Great Southern has a significant portfolio of loans which are tied to a "prime rate" of interest. Most of these loans are tied to some national index of "prime," while some are indexed to "Great Southern prime." The Company had elected to leave its "Great Southern prime rate" of interest at 5.00%, and has now increased this rate to 5.25%. This does not affect a large number of customers, as a majority of the loans indexed to "Great Southern prime" are already at interest rate floors which are provided for in individual loan documents. But for the interest rate floors, a rate cut by the FRB generally would have an anticipated immediate negative impact on the Company's net interest income due to the large total balance of loans which generally adjust immediately as the Federal Funds rate adjusts. Loans at their floor rates are subject to the risk that borrowers will seek to refinance elsewhere at the lower market rate, however.  Because the Federal Funds rate is already very low, there may also be a negative impact on the Company's net interest income due to the Company's inability to lower its funding costs in the current rate and competitive environment, although interest rates on assets may decline further. Conversely, interest rate increases would normally result in increased interest rates on our prime-based loans.  The interest rate floors in effect may limit the immediate increase in interest rates on certain of these loans, until such time as rates rise above the floors.  However, the Company may have to increase rates paid on deposits to maintain deposit balances and pay higher rates on borrowings.  The impact of the low rate environment on our net interest margin in future periods is expected to be fairly neutral.  Any margin gained by these rate increases on loans may be somewhat offset by reduced yields from our investment securities and our existing loan portfolio as payments are made and the proceeds are potentially reinvested at lower rates.  Interest rates on certain adjustable rate loans may reset lower according to their contractual terms and index rate to which they are tied and new loans may be originated at lower market rates than the overall portfolio rate.  For further discussion of the processes used to manage our exposure to interest rate risk, see "Quantitative and Qualitative Disclosures About Market Risk – How We Measure the Risks to Us Associated with Interest Rate Changes."

The negative impact of declining loan interest rates has been mitigated by the positive effects of the Company's loans which have interest rate floors. At December 31, 2015, the Company had a portfolio (excluding the loans acquired in the FDIC-assisted transactions) of prime-based loans totaling approximately $457 million with rates that change immediately with changes to the prime rate of interest. Of those loans, $424 million also had interest rate floors. These floors were at varying rates, with $15 million of these loans having floor rates of 7.0% or greater and another $76 million of these loans having floor rates between 5.0% and 7.0%. In addition, $333 million of these loans have floor rates between 2.75% and 5.0%.  At December 31, 2015, $197 million of these loans were at their floor rates.  Also included in these prime-based loans at December 31, 2015, the Company had a portfolio (excluding the loans acquired in the FDIC-assisted transactions) of GSB prime-based loans totaling approximately $114 million with rates that change immediately with changes to the GSB prime rate of interest.  Of those loans, $96 million also had interest rate floors.  At December 31, 2015, $26 million of these loans were at their floor rates. The loan yield for the total loan portfolio was approximately 106 basis points, 141 basis points and 185 basis points higher than the national "prime rate of interest" at December 31, 2015, 2014 and 2013, respectively, partly because of these interest rate floors. While interest rate floors have had an overall positive effect on the Company's results during this period, they do subject the Company to the risk that borrowers will elect to refinance their loans with other lenders.  To the extent economic conditions improve, the risk that borrowers will seek to refinance their loans increases.

Non-Interest Income and Operating Expenses.  The Company's profitability is also affected by the level of its non-interest income and operating expenses. Non-interest income consists primarily of service charges and ATM fees, accretion income (net of amortization) related to the FDIC-assisted acquisitions, late charges and prepayment fees on loans, gains on sales of loans and available-for-sale investments and other general operating income. In 2014, 2012, 2011 and 2009, non-interest income was also affected by the gains recognized on the FDIC-assisted transactions. Since 2010, increases in the cash flows expected to be collected from the FDIC-covered loan portfolios resulted in amortization (expense) recorded relating to reductions of expected reimbursements under the loss sharing agreements with the FDIC, which are recorded as indemnification assets.  Non-interest income may also be affected by the Company's interest rate derivative activities, if the Company chooses to implement derivatives.  Operating expenses consist primarily of salaries and employee benefits, occupancy-related expenses, expenses related to foreclosed assets, postage, FDIC deposit insurance, advertising and public relations, telephone, professional fees, office expenses and other general operating expenses.  Details of the current period changes in non-interest income and non-interest expense are provided under "Results of Operations and Comparison for the Years Ended December 31, 2015 and 2014."

Business Initiatives

The Company completed several initiatives to expand and enhance the franchise in 2015.

In April 2015, the Company opened its first banking center in Columbia, Mo. The full-service banking center is located at 3200 S. Providence Road. Columbia, the home of the University of Missouri, is a growing market and is a regional medical hub and home to several large corporations.

The Company's Kansas City commercial and retail loan headquarters and new retail banking center opened in September 2015 at 11050 Roe Avenue in Overland Park, Kan. The Kansas City Commercial Banking Group moved from its former location in a nearby office complex in Overland Park. Additional space in the purchased and renovated 20,000-square-foot former bank office building is leased to tenants unrelated to the Company.

On September 30, 2015, Great Southern entered into a purchase and assumption agreement to acquire 12 branches and related deposits and loans in the St. Louis area from Cincinnati-based Fifth Third Bank. Completed at the close of business on January 29, 2016, the acquisition at that time represented approximately $228 million in deposits and $159 million in loans. It increased Great Southern's St. Louis-area banking center total from eight to 20 offices, with approximately $556 million in loans and approximately $489 million in deposit accounts.

On September 24, 2015, the Company announced plans to consolidate operations of 16 banking centers into other nearby Great Southern banking center locations. As part of an ongoing performance review of its entire banking center network, Great Southern evaluated each location for a number of criteria, including access and availability of services to affected customers, the proximity of other Great Southern banking centers, profitability and transaction volumes, and market dynamics. This review culminated in the approval of the consolidation of these banking centers by the Great Southern Board of Directors.  Subsequent to this announcement, the Bank entered into separate definitive agreements to sell two of the 16 banking centers, including all of the associated deposits (totaling approximately $20 million), to separate bank purchasers. The sale of one of the banking centers was completed on February 19, 2016 and the sale of the other banking center is expected to be completed on or around March 18, 2016.  The closing of the remaining 14 facilities, which resulted in the transfer of approximately $127 million in deposits and banking center operations to other Great Southern locations, occurred at the close of business on January 8, 2016. Of these 14 consolidated banking centers, nine were in Missouri, four were in Iowa and one was in Kansas.  Nine of these banking centers were acquired as part of various FDIC-assisted acquisitions. Great Southern ATMs remained operational at each of the affected banking center sites.

Customers began using a new electronic service called Debit On/Off in October 2015. Available in the Mobile Banking app for smartphones, this service enables customers to remotely activate and deactivate their debit cards. This functionality allows customers to respond quickly to a potentially lost or stolen card, significantly reducing the possibility of fraudulent transactions and other inconveniences.

On December 15, 2015, the Company exited the U.S. Treasury's Small Business Lending Fund (SBLF) program. The Company began participation in the SBLF in August 2011 when it issued a new series of preferred stock with an aggregate liquidation amount totaling $57.9 million to the Treasury.  The Company redeemed all 57,943 shares of this preferred stock at their liquidation amount plus accrued but unpaid dividends. The redemption was completed using internally available funds and the Company continues to have capital in excess of the levels necessary to be deemed well-capitalized under applicable regulatory standards.

In 2015, early-stage testing of live teller machines (ITMs) was started. ITMs offer customers the benefit of utilizing either self-service solutions or personal interactions to fulfill their banking needs. It combines video collaboration and remote transaction processing technology embedded within the ATM to give customers the choice of self-service or connecting with a remote teller in a highly personalized, two-way audio/video interaction. In-branch and off-premise ITMs are being considered.

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

The new rules refine the definitions of what constitutes regulatory capital and add a new regulatory capital element, common equity Tier 1 capital. The minimum capital ratios are (i) a common equity Tier 1 ("CET1") risk-based capital ratio of 4.5%; (ii) a Tier 1 risk-based capital ratio of 6%; (iii) a total risk-based capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4%. In addition to the minimum capital ratios, the new rules include a capital conservation buffer, under which a banking organization must have CET1 more than 2.5% above each of its minimum risk-based capital ratios in order to avoid restrictions on paying dividends, repurchasing shares, and paying certain discretionary bonuses.

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

Comparison of Financial Condition at December 31, 2015 and December 31, 2014

During the year ended December 31, 2015, total assets increased by $152.9 million to $4.10 billion. The increase was primarily attributable to an increase in loans.  These increases were due to growth of the Company's loan portfolio through significant loan originations in 2015.  Partially offsetting these increases were declines in the balances of available-for-sale-securities, cash and cash equivalents, the FDIC indemnification asset and other real estate owned.  The Company chose to sell certain mortgage-backed securities during 2015 and also elected to not reinvest the monthly repayments received on mortgage-backed securities in new investment securities.  The majority of the proceeds from these sales and repayments were used to fund loan growth.

Net loans increased $301.7 million to $3.34 billion at December 31, 2015.  Outstanding balances of construction loans (primarily commercial construction) increased $87.8 million, or 30.3%, consumer auto loans increased $113.4 million, or 28.3%, commercial real estate loans increased $105.9 million, or 11.5%, and multi-family residential loans increased $50.5 million, or 13.9%.  Partially offsetting these increases was a decrease in net loans acquired through the FDIC-assisted transactions of $95.6 million, or 20.9%, primarily because of loan repayments.

Related to the loans purchased in the 2012, 2011 and 2009 FDIC-assisted transactions, the Company recorded indemnification assets which represent payments expected to be received from the FDIC through loss sharing agreements.  The total balance of the FDIC indemnification asset decreased $20.3 million to $24.1 million at December 31, 2015.  The decrease was primarily due to estimated improved cash flows to be collected from the loan obligors, resulting in reductions in payments expected to be received from the FDIC, as well as the billing and collection of realized losses from the FDIC.  The expected improved cash flows are further discussed in the

"Interest Income – Loans" section below.  The 2014 Valley Bank acquisition did not include a loss sharing agreement with the FDIC; therefore, no indemnification asset was recorded as part of the transaction.

Securities available for sale decreased $102.7 million, or 28.1%, as compared to December 31, 2014.  The decrease was due to sales of certain mortgage-backed securities, normal monthly payments received related to the portfolio of mortgage-backed securities, and calls and maturities of municipal securities.  The investment securities were reduced because they were no longer needed for pledging.  The available-for-sale securities portfolio was 6.4% and 9.3% of total assets at December 31, 2015 and 2014, respectively.

Total liabilities increased $174.4 million from $3.53 billion at December 31, 2014 to $3.71 billion at December 31, 2015. The increase was primarily attributable to increases in deposits, partially offset by decreases in securities sold under reverse repurchase agreements with customers, short-term borrowings, Federal Home Loan Bank advances and subordinated debentures issued to capital trusts.  In the year ended December 31, 2015, total deposit balances increased $277.8 million, or 9.3%.  Non-interest-bearing checking and savings accounts increased $53.4 million and retail certificates of deposit increased $80.4 million.  At December 31, 2015 and December 31, 2014, Great Southern Bank customer deposits totaling $12.2 million and $23.7 million, respectively, were part of the CDARS program which allows bank customers to maintain balances in an insured manner that would otherwise exceed the FDIC deposit insurance limit. The FDIC counts these deposits as brokered, but these are deposit accounts that we generate with customers in our local markets.  Brokered deposits, including CDARS program purchased funds, increased from $149.8 million at December 31, 2014, to $271.5 million at December 31, 2015.  The Company elected to increase brokered deposits to fund its loan growth and reduce short-term borrowings and FHLBank advances during the period.

Short-term borrowings decreased $41.2 million, or 97.0%, from December 31, 2014.  The decrease was due to the repayment of overnight borrowings during the period.

Securities sold under reverse repurchase agreements with customers decreased $52.8 million, or 31.3%, from December 31, 2014 as these balances fluctuate over time based on customer demand for this product.

FHLBank advances decreased $8.1 million, or 3.0%, from December 31, 2014 to December 31, 2015, due to net decreases in short-term advances.

Subordinated debentures issued to capital trusts decreased $5.2 million, or 16.7%, from December 31, 2014 to December 31, 2015.  In July 2015, the Company was the successful bidder in an auction of the $5.0 million aggregate liquidation amount of floating rate cumulative trust preferred securities issued in 2007 by Great Southern Capital Trust III.  The Company purchased the trust preferred securities at a discount, which resulted in a pre-tax gain of approximately $1.1 million.  Subsequent to the purchase, which resulted in the Company's ownership of all of the outstanding common and preferred securities of Great Southern Capital Trust III, such securities were canceled and the principal amount of the Company's related debentures, which had equaled the aggregate liquidation amount of the outstanding common and preferred securities of Great Southern Capital Trust III, was reduced to zero.

Total stockholders' equity decreased $21.5 million from $419.7 million at December 31, 2014 to $398.2 million at December 31, 2015. The decrease was due to the redemption, in December 2015, of all of the Company's SBLF Preferred Stock, totaling $57.9 million.  The Company recorded net income of $46.5 million for the year ended December 31, 2015, common dividends declared were $11.9 million, preferred dividends paid were $553,000, and accumulated other comprehensive income decreased $1.4 million.  The decrease in accumulated other comprehensive income resulted from decreases in the fair value of the Company's available-for-sale investment securities.  In addition, total stockholders' equity increased $3.7 million due to stock option exercises.

Results of Operations and Comparison for the Years Ended December 31, 2015 and 2014

General

Net income increased $3.0 million, or 6.8%, during the year ended December 31, 2015, compared to the year ended December 31, 2014.  Net income was $46.5 million for the year ended December 31, 2015 compared to $43.5 million for the year ended December 31, 2014.  This increase was due to an increase in net interest income of $793,000, or 0.5% and a decrease in non-interest expense of $6.5 million, or 5.4%, partially offset by an increase in provision for income taxes of $1.8 million, or 13.2%, an increase in the provision for loan losses of $1.4 million, or 33.0% and a decrease in non-interest income of $1.2 million, or 7.8%. Non-interest income for the year ended December 31, 2014 included a gain recognized on business acquisition of $10.8 million.  Net income available to common shareholders was $45.9 million for the year ended December 31, 2015 compared to $43.0 million for the year ended December 31, 2014.

Total Interest Income

Total interest income increased $989,000, or 0.5%, during the year ended December 31, 2015 compared to the year ended December 31, 2014. The increase was due to a $4.7 million, or 2.7%, increase in interest income on loans, partially offset by a $3.7 million, or 34.1%, decrease in interest income on investments and other interest-earning assets.  Interest income on loans increased in 2015 due to higher average balances on loans, partially offset by lower average rates of interest. Interest income from investment securities and other interest-earning assets decreased during 2015 compared to 2014 primarily due to lower average balances. The lower average balances of investments were primarily due to the sale of certain mortgage-backed securities, and as a result of management's decision to not reinvest mortgage-backed securities' monthly cash flows and proceeds of sales back into investments, but to utilize the proceeds to fund a portion of our loan growth. Prepayments on the mortgages underlying these securities resulted in amortization of premiums which also reduced yields.  Interest income on loans is affected by variations in the adjustments to accretable yield due to increases in expected cash flows to be received from the FDIC-acquired loan pools as discussed below in "Interest Income – Loans" and in Note 4 of the accompanying audited financial statements, which are included in Item 8 of this Report.  In 2015, many higher yielding loans matured or were repaid.  These loans were replaced with new loans that were generally at rates lower than those that repaid during the year, resulting in lower overall yields in the loan portfolio.  Higher average balances of loans more than offset the lower interest yield on loans.
Interest Income - Loans
During the year ended December 31, 2015 compared to the year ended December 31, 2014, interest income on loans increased due to higher average balances, partially offset by lower average interest rates.  Interest income increased $26.1 million as a result of higher average loan balances which increased from $2.78 billion during the year ended December 31, 2014 to $3.24 billion during the year ended December 31, 2015.  The higher average balances were primarily due to increases in commercial construction loans, consumer loans, commercial real estate loans, other residential loans and owner occupied one- to four-family residential loan categories. A portion of this average balance increase resulted from the Company acquiring $165.1 million in loans (net of discounts) as part of the Valley Bank FDIC-assisted transaction on June 20, 2014, the aggregate balance of which was $93.4 million (net of discounts) at December 31, 2015.

Interest income decreased $21.4 million as the result of lower average interest rates on loans.  The average yield on loans decreased from 6.20% during the year ended December 31, 2014 to 5.48% during the year ended December 31, 2015.  This decrease was due to lower overall loan rates, and a lower amount of accretion income in the current year in conjunction with the fair value of the loan pools acquired in the FDIC-assisted transactions, as the additional yield accretion was lower in 2015 compared to 2014.  On an on-going basis, the Company estimates the cash flows expected to be collected from the acquired loan pools. This cash flows estimate has increased, based on the payment histories and reduced loss expectations of the loan pools, resulting in adjustments to be spread on a level-yield basis over the remaining expected lives of the loan pools. For the loan pools acquired in the 2009, 2011 and 2012 FDIC-assisted transactions, the increases in expected cash flows also reduced the amount of expected reimbursements under the loss sharing agreements with the FDIC, which are recorded as indemnification assets. Therefore, the expected indemnification assets have also been reduced, resulting in adjustments to be amortized on a comparable basis over the remainder of the loss sharing agreements or the remaining expected life of the loan pools, whichever is shorter.  For the years ended December 31, 2015 and 2014, the adjustments increased interest income by $28.5 million and $35.0 million, respectively, and decreased non-interest income by $19.5 million and $28.7 million, respectively.  The net impact to pre-tax income was $9.0 million and $6.2 million, respectively, for the years ended December 31, 2015 and 2014.  As of December 31, 2015, the remaining accretable yield adjustment that will affect interest income is $12.0 million and the remaining adjustment to the indemnification assets, including the effects of the clawback liability related to InterBank, that will affect non-interest income (expense) is $(8.6) million.  Of the remaining adjustments, we expect to recognize $9.1 million of interest income and $(6.0) million of non-interest income (expense) during 2016.  Additional adjustments may be recorded in future periods from the FDIC-assisted transactions, as the Company continues to estimate expected cash flows from the acquired loan pools.  Apart from the yield accretion, the average yield on loans was 4.60% for the year ended December 31, 2015, down from 4.94% for the year ended December 31, 2014, as a result of loan pay-offs and normal amortization of higher-rate loans and new loans that were made at current lower market rates.

In addition, the Company's net interest margin has been positively impacted by additional yield accretion recognized in conjunction with updated estimates of the fair value of the loan pools acquired in the June 2014 Valley Bank FDIC-assisted transaction.  Beginning with the three months ended December 31, 2014, the cash flow estimates have increased for certain of the Valley Bank loan pools primarily based on significant loan repayments and also due to collection of certain loans, thereby reducing loss expectations on certain of the loan pools. This resulted in increased income that was spread on a level-yield basis over the remaining expected lives of these loan pools.  The Valley Bank transaction does not include a loss sharing agreement with the FDIC.  Therefore, there is no related indemnification asset. The entire amount of the discount adjustment will be accreted to interest income over time with no offsetting impact to non-interest income.  The amount of the Valley Bank discount adjustment accreted to interest income for the year ended December 31, 2015 was $5.7 million, and is included in the impact on net interest income/net interest margin amount discussed above.  Based on current estimates, we anticipate recording additional interest income accretion of $3.0 million during 2016 related to these Valley Bank loan pools.

In the year ended December 31, 2015, the Company collected $891,000 from customers on loans which had previously not been expected to be collectible.  In accordance with the Company's accounting methodology, these collections were accounted for as increases in estimated cash flows and were recorded as interest income, thereby increasing net interest income and net interest margin.  These collections related to acquired loans which were subject to loss sharing agreements with the FDIC; therefore, 80% of the amounts collected, or $713,000, was owed to the FDIC.  This $713,000 of expense is included in non-interest income under "accretion (amortization) of income related to business acquisitions."

Interest Income - Investments and Other Interest-earning Assets
Interest income on investments decreased $3.4 million as a result of a decrease in average balances from $495.2 million during the year ended December 31, 2014, to $330.3 million during the year ended December 31, 2015.  Average balances of securities decreased due to sales of certain mortgage-backed securities, normal monthly payments received related to the portfolio of mortgage-backed securities, and calls and maturities of maturities of municipal securities.  The investment securities were reduced because they were no longer needed for pledging.  Interest income on investments decreased $272,000 as a result of a decrease in average interest rates from 2.11% during the year ended December 31, 2014 to 2.06% during the year ended December 31, 2015.  The majority of the Company's securities in 2014 and 2015 were mortgage-backed securities which are backed by hybrid ARMs that have fixed rates of interest for a period of time (generally one to ten years) and then adjust annually.  The actual amount of securities that reprice and the actual interest rate changes on these securities are subject to the level of prepayments on these securities and the changes that actually occur in market interest rates (primarily treasury rates and LIBOR rates).  Mortgage-backed securities are also subject to reduced yields due to more rapid prepayments in the underlying mortgages.  As a result, premiums on these securities may be amortized against interest income more quickly, thereby reducing the yield recorded.
Interest income on other interest-earning assets decreased $62,000 mainly due to lower average balances from $185.1 million during the year ended December 31, 2014, to $152.7 million during the year ended December 31, 2015.  Average balances of interest-earning deposits decreased primarily due to the use of excess liquidity to fund a portion of the Company's loan growth.  The Company's interest-earning deposits and non-interest-earning cash equivalents currently earn very low or no yield and therefore negatively impact the Company's net interest margin. At December 31, 2015, the Company had cash and cash equivalents of $199.2 million compared to $218.6 million at December 31, 2014.  See "Net Interest Income" for additional information on the impact of this interest activity.

Total Interest Expense
Total interest expense increased $196,000, or 1.2%, during the year ended December 31, 2015, when compared with the year ended December 31, 2014, due to an increase in interest expense on deposits of $2.3 million, or 20.4% and an increase in interest expense on subordinated debentures issued to capital trust of $147,000, or 25.9%, partially offset by a decrease in interest expense on FHLBank advances of $1.2 million, or 41.3%, and a decrease in interest expense on short-term and structured repo borrowings of $1.0 million, or 94.1%.

Interest Expense - Deposits
Interest on demand deposits decreased $176,000 due to a decrease in average rates from 0.22% during the year ended December 31, 2014, to 0.20% during the year ended December 31, 2015.  Interest on demand deposits decreased $54,000 due to a small decrease in average balances from $1.43 billion in the year ended December 31, 2014, to $1.40 billion in the year ended December 31, 2015.  The decrease in average balances of interest-bearing demand deposits was primarily a result of a decrease in public funds deposits.  Average noninterest-bearing demand balances increased from $535 million for the year ended December 31, 2014, to $542 million for the year ended December 31, 2015.
Interest expense on time deposits increased $1.8 million due to an increase in average balances of time deposits from $1.04 billion during the year ended December 31, 2014, to $1.26 billion during the year ended December 31, 2015.  The increase in average balances of time deposits was primarily a result of increased balances of brokered deposits and time deposits opened through the Company's internet deposit acquisition channels.  The increase in time deposit balances was also due to the deposits acquired in the Valley Bank transaction on June 20, 2014.  Interest expense on time deposits increased $741,000 as a result of an increase in average rates of interest from 0.78% during the year ended December 31, 2014, to 0.85% during the year ended December 31, 2015.  A large portion of the Company's certificate of deposit portfolio matures within six to eighteen months and therefore reprices fairly quickly; this is consistent with the portfolio over the past several years.

Interest Expense - FHLBank Advances, Short-term Borrowings and Structured Repurchase Agreements and Subordinated Debentures Issued to Capital Trust

 During the year ended December 31, 2015 compared to the year ended December 31, 2014, interest expense on FHLBank advances decreased due to lower average rates of interest, partially offset by slightly higher average balances. Interest expense on FHLBank advances decreased $1.3 million due to a decrease in average interest rates from 1.69% in the year ended December 31, 2014, to 0.97% in the year ended December 31, 2015. The significant decrease in the average rate was due to the repayment of $80 million of the Company's long-term higher-rate FHLBank advances in June 2014. As of December 31, 2015, $232 million of the Company's $264 million of total FHLBank advances are short-term advances with very low interest rates.  Partially offsetting this decrease was an increase in interest expense on FHLBank advances of $64,000 due to an increase in average balances from $172.0 million in the year ended December 31, 2014, to $175.9 million in the year ended December 31, 2015. This increase was primarily due to additional short-term FHLBank advances obtained by the Company during 2015 to fund loan growth and for other short term funding needs.

Interest expense on short-term and structured repo borrowings decreased $1.1 million due to a decrease in average rates on short-term borrowings from 0.58% in the year ended December 31, 2014, to 0.03% in the year ended December 31, 2015.  The Company repaid $50 million of structured repurchase agreements in June 2014.  As there were no higher-rate structured repurchase agreements during 2015, the average rate decreased significantly because the interest expense was all related to the lower-rate securities sold under repurchase agreements with customers. Partially offsetting that decrease, interest expense on short-term borrowings and structured repurchase agreements increased $18,000 due to an increase in average balances from $188.9 million during the year ended December 31, 2014, to $192.1 million during the year ended December 31, 2015.

During the year ended December 31, 2015, compared to the year ended December 31, 2014, interest expense on subordinated debentures issued to capital trusts increased $189,000 due to higher average interest rates.  The average interest rate was 1.83% in 2014, compared to 2.48% in 2015.  The increase in the interest rate resulted from the amortization of the cost of interest rate caps the Company purchased in 2013 to limit the interest rate risk from rising LIBOR rates related to the Company's subordinated debentures issued to capital trusts.  Interest expense on subordinated debentures issued to capital trusts decreased $42,000 due to a decrease in average balances from $30.9 million for the year ended December 31, 2014 to $28.8 million during the year ended December 31, 2015.  The average balance decreased because the Company redeemed $5.0 million of its subordinated debentures issued to capital trust during 2015.  Additional information regarding this transaction is provided in Note 13 of the accompanying audited financial statements, which are included in Item 8 of this Report.  The remaining debentures are variable-rate debentures which bear interest at an average rate of three-month LIBOR plus 1.60%, adjusting quarterly.  The average interest rate will continue to be higher than this until the third quarter of 2017 as a result of the amortization of the cost of the interest rate cap.

Net Interest Income

Net interest income for the year ended December 31, 2015 increased $793,000 to $168.4 million compared to $167.6 million for the year ended December 31, 2014. Net interest margin was 4.53% for the year ended December 31, 2015, compared to 4.84% in 2014, a decrease of 31 basis points.  The Company's net interest income and margin have been significantly impacted by additional yield accretion recognized in conjunction with updated estimates of the fair value of the loan pools acquired in the 2009, 2011 and 2012 FDIC-assisted transactions. The Company's margin was positively impacted in both years by the increases in expected cash flows to be received from the loan pools acquired in the FDIC-assisted transactions and the resulting increases to accretable yield which was discussed previously in "Interest Income – Loans" and is discussed in Note 4 of the accompanying audited financial statements, which are included in Item 8 of this Report.  The impact of these changes on the years ended December 31, 2015 and 2014 were increases in interest income of $28.5 million and $35.0 million, respectively, and increases in net interest margin of 77 basis points and 101 basis points, respectively.  Excluding the positive impact of the additional yield accretion, net interest margin decreased 7 basis points during the year ended December 31, 2015.  The decrease in net interest margin was primarily due to a decrease in average interest rate on loans and an increase in the average interest rate on time deposits.

The Company's overall interest rate spread decreased 30 basis points, or 6.3%, from 4.74% during the year ended December 31, 2014, to 4.44% during the year ended December 31, 2015. The decrease was due to a 33 basis point decrease in the weighted average yield on interest-earning assets, partially offset by a three basis point decrease in the weighted average rate paid on interest-bearing liabilities. In comparing the two years, the yield on loans decreased 72 basis points while the yield on investment securities and other interest-earning assets decreased 12 basis points. The rate paid on deposits increased six basis points, the rate paid on FHLBank advances decreased 72 basis points, the rate paid on short-term borrowings decreased 55 basis points and the rate paid on subordinated debentures issued to capital trust increased 65 basis points.

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

The provision for loan losses increased $1.4 million to $5.5 million during the year ended December 31, 2015, when compared with the year ended December 31, 2014.  At December 31, 2015, the allowance for loan losses was $38.1 million, a decrease of $286,000 from December 31, 2014. Total net charge-offs were $5.8 million for each of the years ended December 31, 2015 and 2014, respectively.  Excluding those related to loans covered by loss sharing agreements, five relationships made up $2.6 million of the total $5.8 million in net charge-offs for the year ended December 31, 2015.  General market conditions and unique circumstances related to individual borrowers and projects also contributed to the level of provisions and charge-offs.  As properties were categorized as potential problem loans, non-performing loans or foreclosed assets, evaluations were made of the values of these assets with corresponding charge-offs as appropriate.

Except for those loans acquired in the TeamBank and Vantus Bank transactions for which the loss sharing agreements have ended (i.e., non-single family real estate loans), loans acquired in the 2009, 2011 and 2012 FDIC-assisted transactions are covered by loss sharing agreements between the FDIC and Great Southern Bank which afford Great Southern Bank at least 80% protection from losses in the acquired portfolio of loans.  The FDIC loss sharing agreements are subject to limitations on the types of losses covered and the length of time losses are covered and are conditioned upon the Bank complying with its requirements in the agreements with the FDIC.  These limitations are described in detail in Note 4 of the accompanying audited financial statements, which are included in Item 8 of this Report.  These acquired loans were grouped into pools based on common characteristics and were recorded at their estimated fair values, which incorporated estimated credit losses at the acquisition dates.  These loan pools are systematically reviewed by the Company to determine the risk of losses that may exceed those identified at the time of the acquisition.  Techniques used in determining risk of loss are similar to those used to determine the risk of loss for the legacy Great Southern Bank portfolio, with most focus being placed on those loan pools which include the larger loan relationships and those loan pools which exhibit higher risk characteristics.  Review of the acquired loan portfolio also includes meetings with customers, review of financial information and collateral valuations to determine if any additional losses are apparent.  Former Valley Bank loans, which were also acquired in an FDIC-assisted transaction, are accounted for in pools and were recorded at their fair value at the time of the acquisition as of June 20, 2014; therefore, these loan pools are analyzed rather than the individual loans.

The Bank's allowance for loan losses as a percentage of total loans, excluding loans covered by the FDIC loss sharing agreements, was 1.20% and 1.34% at December 31, 2015 and 2014, respectively.  Management considers the allowance for loan losses adequate to cover losses inherent in the Company's loan portfolio at December 31, 2015, based on recent reviews of the Company's loan portfolio and current economic conditions.  If economic conditions were to deteriorate or management's assessment of the loan portfolio were to change, it is possible that additional loan loss provisions would be required, thereby adversely affecting future results of operations and financial condition.

Non-performing Assets

Former TeamBank, Vantus Bank, Sun Security Bank and InterBank non-performing assets, including foreclosed assets, are not included in the totals or in the discussion of non-performing loans, potential problem loans and foreclosed assets below as they are, or were, subject to loss sharing agreements with the FDIC, which cover at least 80% of principal losses that may be incurred in these portfolios for the applicable terms under the agreements.  At December 31, 2015, there were no material non-performing assets that were previously covered, and are now not covered, under the TeamBank or Vantus Bank non-single-family loss sharing agreements.  In addition, FDIC-supported TeamBank, Vantus Bank, Sun Security Bank and InterBank assets were initially recorded at their estimated fair values as of their acquisition dates of March 20, 2009, September 4, 2009, October 7, 2011, and April 27, 2012, respectively.  The overall performance of the FDIC-covered loan pools acquired in 2009, 2011 and 2012 has been better than original expectations as of the acquisition dates.  Former Valley Bank loans are also excluded from the totals and the discussion of non-performing loans, potential problem loans and foreclosed assets below, although they are not covered by a loss sharing agreement.

The loss sharing agreement for the non-single-family portion of the loans acquired in the TeamBank transaction ended on March 31, 2014.  Any additional losses in that non-single-family portfolio will not be eligible for loss sharing coverage. At this time, the Company does not expect any material losses in this non-single-family loan portfolio, which totaled $16.2 million, net of discounts, at December 31, 2015.

The loss sharing agreement for the non-single-family portion of the loans acquired in the Vantus Bank transaction ended on September 30, 2014.  Any additional losses in that non-single-family portfolio will not be eligible for loss sharing coverage.  At this time, the Company does not expect any material losses in this non-single-family loan portfolio, which totaled $17.1 million, net of discounts, at December 31, 2015.

As a result of changes in balances and composition of the loan portfolio, changes in economic and market conditions that occur from time to time, and other factors specific to a borrower's circumstances, the level of non-performing assets will fluctuate.

Non-performing assets, excluding FDIC-covered non-performing assets and other FDIC-assisted acquired assets, at December 31, 2015, were $44.0 million, an increase of $272,000 from $43.7 million at December 31, 2014.  Non-performing assets, excluding FDIC-covered non-performing assets and other FDIC-assisted acquired assets, as a percentage of total assets were 1.07% at December 31, 2015, compared to 1.11% at December 31, 2014.

Compared to December 31, 2014, non-performing loans increased $8.5 million to $16.6 million at December 31, 2015, and foreclosed assets decreased $8.1 million to $27.4 million at December 31, 2015.  Non-performing commercial real estate loans comprised $13.5 million, or 81.4%, of the total of $16.6 million of non-performing loans at December 31, 2015.  Non-performing one-to four-family residential loans comprised $1.4 million, or 8.2%, of the total non-performing loans at December 31, 2015.  Non-performing consumer loans were $1.3 million, or 7.8%, of total non-performing loans at December 31, 2015.  Non-performing commercial business loans were $288,000, or 1.7%, of total non-performing loans at December 31, 2015.  Non-performing construction and land development loans were $139,000, or 0.8%, of total non-performing loans at December 31, 2015.

Non-performing Loans. Activity in the non-performing loans category during the year ended December 31, 2015, was as follows:

	Beginning Balance, January 1	Additions	Removed from Non- Performing	Transfers to Potential Problem Loans	Transfers to Foreclosed Assets	Charge-Offs	Payments	Ending Balance, December 31
	(In Thousands)

One- to four-family construction	$—	$—	$—	$—	$—	$—	$—	$—
Subdivision construction	—	109	—	—	—	(55)	(54)	—
Land development	255	144	—	(50)	—	(197)	(13)	139
Commercial construction	—	—	—	—	—	—	—	—
One- to four-family residential	1,610	1,361	(451)	(340)	(316)	(66)	(441)	1,357
Other residential	—	—	—	—	—	—	—	—
Commercial real estate	4,699	13,391	(1,469)	—	(2,620)	(22)	(491)	13,488
Other commercial	466	415	(56)	(35)	—	(384)	(118)	288
Consumer	1,117	2,175	(198)	(114)	(188)	(514)	(981)	1,297

Total	$8,147	$17,595	$(2,174)	$(539)	$(3,124)	$(1,238)	$(2,098)	$16,569

At December 31, 2015, the non-performing commercial real estate category included nine loans, five of which were transferred from potential problem loans during the current year and related to three relationships.  The largest relationship in this category, which was transferred from potential problem loans to non-performing loans during the three months ended December 31, 2015, totaled $6.5 million, or 48.1% of the total category, and is collateralized by three operating long-term health care facilities in Missouri.  This relationship with the Bank began in 2000 and has performed adequately until recently.  A receiver was recently appointed to manage and stabilize the facilities.  The second largest relationship in this category, which was also transferred from potential problem loans during the three months ended December 31, 2015, totaled $3.7 million, or 27.6%, of the total category, and is collateralized by property in the Branson, Mo., area, including a lakefront resort, marina and related amenities, condominiums and lots.  This borrower has been in business for over 30 years and a bank customer since 1992.  In 2015, the project experienced declining occupancy rates and entered bankruptcy in the latter part of 2015.  Of the $1.5 million removed from non-performing commercial real estate loans during the year, $1.3 million was related to one loan, and was removed due to improvement in the credit and payment performance.  The non-performing one- to four-family residential category included 27 loans, 16 of which were added during the year.  The non-performing consumer category included 101 loans, 84 of which were added during the year.

Foreclosed Assets. Of the total $31.9 million of other real estate owned at December 31, 2015, $1.8 million represents the fair value of foreclosed assets covered by FDIC loss sharing agreements, $460,000 represents the fair value of foreclosed assets previously covered by FDIC loss sharing agreements, $995,000 represents foreclosed assets related to Valley Bank and not covered by loss sharing agreements, $25,000 represents other assets related to acquired loans, and $1.2 million represents properties which were not acquired through foreclosure. The foreclosed assets and other assets related to acquired loans and the properties not acquired through foreclosure are not included in the following table and discussion of foreclosed assets.  Because sales of foreclosed properties exceeded additions, total foreclosed assets decreased.  Activity in foreclosed assets during the year ended December 31, 2015, was as follows:

	Beginning Balance, January 1	Additions	Proceeds from Sales	Capitalized Costs	ORE Expense Write-Downs	Ending Balance, December 31
	(In Thousands)

One- to four-family construction	$223	$—	$(223)	$—	$—	$—
Subdivision construction	9,857	—	(2,369)	—	(472)	7,016
Land development	17,168	—	(5,006)	—	(29)	12,133
Commercial construction	—	—	—	—	—	—
One- to four-family residential	3,353	473	(2,350)	—	(101)	1,375
Other residential	2,625	—	(488)	13	—	2,150
Commercial real estate	1,632	2,620	(614)	—	(30)	3,608
Commercial business	59	—	(59)	—	—	—
Consumer	624	5,110	(4,625)	—	—	1,109

Total	$35,541	$8,203	$(15,734)	$13	$(632)	$27,391

At December 31, 2015, the land development category of foreclosed assets included 26 properties, the largest of which was located in northwest Arkansas and had a balance of $1.4 million, or 11.3% of the total category.  Of the total dollar amount in the land development category of foreclosed assets, 35.4% and 36.2% was located in northwest Arkansas and in the Branson, Mo., area, respectively, including the $1.4 million property previously mentioned.  Of the $5.0 million in proceeds from sales in the category, $3.9 million related to the sale of six properties, which included one property located in northwest Arkansas which was sold during the three months ended December 31, 2015, totaling $1.3 million.  In addition, two properties totaling $1.6 million in the Branson, Mo., area were sold, two properties in northwest Arkansas totaling $1.3 million were sold and one property in southwest Missouri totaling $585,000 was sold.  The subdivision construction category of foreclosed assets included 25 properties, the largest of which was located in the Springfield, Mo. metropolitan area and had a balance of $1.2 million, or 17.6% of the total category.  Of the total dollar amount in the subdivision construction category of foreclosed assets, 32.2% and 16.4% is located in Branson, Mo. and Springfield, Mo., respectively.  Of the $2.4 million in sales in this category, $2.3 million was from the sale of two properties.  One subdivision property totaling $1.3 million in the Kansas City, Mo. metropolitan area was sold and one subdivision property in the St. Louis, Mo. metropolitan area totaling $931,000 was sold.  The commercial real estate category of foreclosed assets included eight properties, three of which were related to the same borrower.  The largest property in the commercial real estate category of foreclosed assets, which was located in southeast Missouri and was added during the three months ended March 31, 2015, totaled $2.0 million, or 56.0% of the total category.  The other residential category of foreclosed assets included 11 properties, 10 of which were all part of the same condominium community, which was located in Branson, Mo. and had a balance of $1.8 million, or 83.7% of the total category.  The one-to four-family residential category of foreclosed assets included seven properties, of which the largest relationship, with two properties in the southwest Missouri area, had a balance of $554,000, or 40.3% of the total category.  Of the total dollar amount in the one-to- four-family category of foreclosed assets, 38.2% is located in Branson, Mo.

Potential Problem Loans. Potential problem loans decreased $12.2 million during the year ended December 31, 2015, from $25.0 million at December 31, 2014 to $12.8 million at December 31, 2015. This decrease was due to $11.2 million in loans transferred to the non-performing category, $8.6 million in loans removed from potential problem loans due to improvements in the credits, $2.0 million in charge-offs, $157,000 in loans transferred to foreclosed assets, and $2.6 million in payments on potential problem loans, partially offset by the addition of $12.3 million of loans to potential problem loans.  Potential problem loans are loans which management has identified through routine internal review procedures as having possible credit problems that may cause the borrowers difficulty in complying with current repayment terms. These loans are not reflected in non-performing assets, but are considered in determining the adequacy of the allowance for loan losses.  Activity in the potential problem loans category during the year ended December 31, 2015, was as follows:

	Beginning Balance, January 1	Additions	Removed from Potential Problem	Transfers to Non- Performing	Transfers to Foreclosed Assets	Charge-Offs	Payments	Ending Balance, December 31
	(In Thousands)

One- to four-family construction	$1,312	$368	$(683)	$—	$—	$—	$(997)	$—
Subdivision construction	4,252	863	(3,750)	(139)	—	—	(650)	576
Land development	5,857	—	(2,012)	—	—	—	(3)	3,842
Commercial construction	—	—	—	—	—	—	—	—
One- to four-family residential	1,906	489	(796)	(349)	(157)	(14)	(235)	844
Other residential	1,956	—	—	—	—	—	—	1,956
Commercial real estate	8,043	10,254	(670)	(10,687)	—	(1,433)	(221)	5,286
Other commercial	1,435	131	(464)	(21)	—	(527)	(373)	181
Consumer	214	227	(199)	(17)	—	(5)	(86)	134

Total	$24,975	$12,332	$(8,574)	$(11,213)	$(157)	$(1,979)	$(2,565)	$12,819

At December 31, 2015, the commercial real estate category of potential problem loans included 10 loans, seven of which were added during the current year.  The largest relationship in this category, which was made up of five new loans added during the three months ended December 31, 2015, had a balance of $2.9 million, or 55.7% of the total category and is collateralized by various properties in the Branson, Mo., area., including commercial buildings, commercial land, residential lots and undeveloped land with clubhouse amenities and entertainment attractions.  This relationship has been with the Bank for over 30 years.  Of the $10.7 million of transfers to non-performing, $10.2 million were related to two relationships, which were discussed above in the non-performing loans section.  All of the net charge-offs in the commercial real estate category related to these two relationships.  The land development category of potential problem loans included one loan, which was added during a previous year and is collateralized by property in the Branson, Mo., area.  The other residential category of potential problem loans included one loan which was added in a previous year, and is collateralized by properties located in the Branson, Mo., area.  This loan was also to the same borrower that was referenced above in the land development category.  The one- to four-family residential category of potential problem loans included 12 loans, two of which were added during the current year.  The subdivision construction category of potential problem loans included three loans, two of which were added during the current year.  Seven loans in this category were removed from potential problem loans during 2015, which included four loans to one borrower totaling $1.6 million.  The loans were removed due to improvements in the credit and payment performance.  The one-to four-family construction category of potential problem loans is zero at December 31, 2015, and three loans in this category, all of which were to the same borrower, were removed from potential problem loans during the year due to improvement in the borrower's financial performance.  These loans were also to the same borrower that was referenced above in the loans which were removed from potential problem loans in the subdivision construction category.

Non-Interest Income

Non-interest income for the year ended December 31, 2015 was $13.6 million compared with $14.7 million for the year ended December 31, 2014. The decrease of $1.1 million, or 7.8%, was primarily the result of the following increases and decreases:

Initial gain recognized on business acquisition: In 2014, the Company recognized a one-time gain of $10.8 million (pre-tax) on the FDIC-assisted acquisition of Valley Bank, which occurred on June 20, 2014.

Excluding the gain referenced above, non-interest income increased $9.7 million when compared to the year ended December 31, 2014, primarily as a result of the following items:

Amortization of income related to business acquisitions:  The net amortization expense related to business acquisitions was $18.3 million for the year ended December 31, 2015, compared to $27.9 million for the year ended December 31, 2014.  The amortization expense for the year ended December 31, 2015, consisted of the following items:  $17.9 million of amortization expense related to the changes in cash flows expected to be collected from the FDIC-covered loan portfolios and $1.6 million of amortization of the clawback liability.  In addition, the Company collected amounts on various problem assets acquired from the FDIC totaling $891,000. Under the loss sharing agreements, 80% of these collected amounts must be remitted to the FDIC; therefore, the Company recorded a liability and related expense of $713,000.  Partially offsetting the expense was income from the accretion of the discount related to the indemnification assets for the Sun Security Bank and InterBank acquisitions of $1.4 million.  In addition, a charge-off on a loan pool which exceeded the remaining discount on the pool by $803,000 was recognized as a reduction to allowance for loan losses during the third quarter.  The Bank expects to collect 80% of this amount as reimbursement from the FDIC, so income of $643,000 was recorded in non-interest income.

Service charges and ATM fees:  Service charges and ATM fees increased $766,000 compared to the prior year, primarily due to an increase in fee income from the additional accounts acquired in the Valley Bank transaction in June 2014.

Other income:  Other income increased $744,000 compared to the prior year.  The increase was primarily due to a $1.1 million gain recognized when the Company redeemed the trust preferred securities previously issued by Great Southern Capital Trust III at a discount, as discussed in previous filings.  This increase was offset by non-recurring debit card-related income of $1.0 million recognized during the 2014 period which was not repeated in the 2015 period.  Other income increased $300,000 compared to the prior year due to a $300,000 gain recognized on the sale of a non-marketable investment.

Late charges and fees on loans:  Late charges and fees on loans increased $729,000 compared to the prior year period.  The increase was primarily due to yield maintenance penalty payments received on 12 commercial loan prepayments, totaling $547,000 in 2015.

Net realized gains on sales of available-for-sale securities:  Gains on sales of available-for-sale securities decreased $2.1 million compared to the prior year.  This was primarily due to the sale of securities in the prior year, which was not repeated in 2015.  During 2014, the taxable municipal securities originally acquired in the Sun Security Bank acquisition were sold resulting in a gain of $1.2 million.  All of the Company's Small Business Administration securities were sold in 2014, which produced a gain of $569,000.  In addition, all of the mortgage-backed securities and collateralized mortgage obligations acquired in the Valley Bank acquisition were sold in 2014, and several additional securities were sold later in 2014, producing a gain of $227,000, and one municipal bond was sold at a gain of $95,000.

Non-Interest Expense

Total non-interest expense decreased $6.5 million, or 5.4%, from $120.9 million in the year ended December 31, 2014, to $114.4 million in the year ended December 31, 2015.  The Company's efficiency ratio for the year ended December 31, 2015 was 62.85%, improving from 66.30% in 2014.  The 2015 ratio was positively affected by the decrease in non-interest expense and the increase in net interest income, partially offset by a decrease in non-interest income. The Company's ratio of non-interest expense to average assets decreased from 3.16% for the year ended December 31, 2014, to 2.81% for the year ended December 31, 2015.  The decrease in the current year ratio was primarily due to both the increase in average assets and the decrease in non-interest expense in 2015 compared to 2014.  Average assets for the year ended December 31, 2015, increased $242.9 million, or 6.4%, from the year ended December 31, 2014.  The following were key items related to the increase in non-interest expense for the year ended December 31, 2015 as compared to the year ended December 31, 2014:

Other Operating Expenses:  Other operating expenses decreased $7.3 million, to $8.5 million, in the year ended December 31, 2015 compared to the prior year primarily due to $7.4 million in prepayment penalties paid in 2014 as the Company elected to repay $130 million of its FHLB advances and structured repo borrowings prior to their maturity, which was not repeated in 2015.

Expense on foreclosed assets:  Expense on foreclosed assets decreased $3.1 million compared to the prior year primarily due to valuation write-downs of foreclosed assets during 2014 totaling $2.0 million.  In addition, total foreclosed assets decreased from the prior year, further reducing the expenses.

Legal, audit and other professional fees:  Legal, audit and other professional fees decreased $1.2 million when compared to the prior year, primarily due to additional expenses in the prior year related to the Valley Bank acquisition, significant collection costs of a few large loans and foreclosed assets, as well as the reduction of the total amount of foreclosed assets in the current year compared to the prior year.

Partially offsetting the decrease in non-interest expense was an increase in the following items:

Expenses related to operations of new banking centers in 2015:  The Company incurred approximately $245,000 and $144,000 of additional non-interest expenses during the year ended December 31, 2015, in connection with the operations of new banking centers in Overland Park, Kansas and Columbia, Missouri, respectively.  The majority of these expenses related to salary and benefits and occupancy expenses.

Salaries and employee benefits:  Salaries and employee benefits increased $2.7 million over the prior year, primarily due to increased staffing due to growth in lending and other operational areas, as well as approximately $330,000 in retention payments and other acquisition-related salaries and benefits related to the Fifth Third Bank branch acquisition.  In addition, the Company opened banking centers in 2015 in Overland Park, Kansas and Columbia, Missouri, and operated the acquired Valley Bank for a full year in 2015 versus one-half year of operations in 2014.

Net occupancy expense:  Net occupancy expense increased $2.4 million in the year ended December 31, 2015 compared to 2014.  In September 2015, the Company announced plans to consolidate operations of 16 banking centers into other nearby Great Southern banking center locations.  The Company evaluated the carrying value of the affected premises (totaling approximately $7.5 million) to determine if any impairment of the value of these premises is warranted and has recorded a valuation allowance of $1.2 million related to certain affected premises, furniture, fixtures and equipment and leases in 2015.  Occupancy expense also increased in 2015 as a result of the Valley Bank acquisition which occurred in June 2014, and due to the opening of the two branches in Overland Park and Columbia noted above.

Provision for Income Taxes

In 2014, the Company elected to early-adopt FASB ASU No. 2014-01, which amends FASB ASC Topic 323, Investments – Equity Method and Joint Ventures. This Update impacted the Company's accounting for investments in flow-through limited liability entities which manage or invest in affordable housing projects that qualify for the low-income housing tax credit. The amendments in the Update permitted reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The Company has significant investments in such qualified affordable housing projects that meet the required conditions.  The Company's adoption of this Update did not materially affect the Company's financial position or results of operations.  There was no change in Net Income for the periods covered in this document and there was no cumulative effect adjustment to Retained Earnings.

Provision for income taxes as a percentage of pre-tax income was 25.1% and 24.0% for the years ended December 31, 2015 and 2014, respectively, which was lower than the statutory federal tax rate of 35%, due primarily to the effects of the tax credits utilized and to tax-exempt investments and tax-exempt loans which reduced the Company's effective tax rate.  In future periods, the Company expects its effective tax rate typically will be 24-26% of pre-tax net income, assuming it continues to maintain or increase its use of investment tax credits. The Company's effective tax rate may fluctuate as it is impacted by the level and timing of the Company's utilization of tax credits and the level of tax-exempt investments and loans and the overall level of pretax income.  At this time, the Company expects to continue to utilize a significant amount of tax credits in 2016.

Average Balances, Interest Rates and Yields

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. Average balances of loans receivable include the average balances of non-accrual loans for each period. Interest income on loans includes interest received on non-accrual loans on a cash basis. Interest income on loans includes the amortization of net loan fees which were deferred in accordance with accounting standards. Fees included in interest income were $4.4 million, $3.2 million and $3.4 million for 2015, 2014 and 2013, respectively. Tax-exempt income was not calculated on a tax equivalent basis. The table does not reflect any effect of income taxes.

	Dec. 31, 2015(2)	Year Ended December 31, 2015			Year Ended December 31, 2014			Year Ended December 31, 2013
	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
		(Dollars In Thousands)
Interest-earning assets:
Loans receivable:
One- to four-family residential	4.38%	$459,378	$34,653	7.54%	$480,827	$41,343	8.60%	$472,127	$35,072	7.43%
Other residential	4.27	423,476	21,236	5.01	375,754	21,268	5.66	312,362	23,963	7.67
Commercial real estate	4.29	1,071,765	50,952	4.75	920,340	47,724	5.19	813,147	51,175	6.29
Construction	3.65	340,666	15,538	4.56	259,993	13,330	5.13	208,254	14,413	6.92
Commercial business	4.44	328,319	19,137	5.83	296,318	17,722	5.98	249,647	14,505	5.81
Other loans	5.24	569,873	33,377	5.86	404,375	28,593	7.07	297,852	21,947	7.37
Industrial revenue bonds (1)	5.25	42,310	2,347	5.55	46,499	2,589	5.57	50,155	2,828	5.64

Total loans receivable	4.56	3,235,787	177,240	5.48	2,784,106	172,569	6.20	2,403,544	163,903	6.82

Investment securities (1)	3.09	330,328	6,797	2.06	495,155	10,467	2.11	717,806	14,459	2.01
Other interest-earning assets	0.25	152,720	314	0.21	185,072	326	0.18	276,394	433	0.16

Total interest-earning assets	4.34	3,718,835	184,351	4.96	3,464,333	183,362	5.29	3,397,744	178,795	5.26
Non-interest-earning assets:
Cash and cash equivalents		106,326			96,665			88,678
Other non-earning assets		242,238			263,495			303,454
Total assets		$4,067,399			$3,824,493			$3,789,876

Interest-bearing liabilities:
Interest-bearing demand and savings	0.24	$1,404,489	2,858	0.20	$1,429,893	3,088	0.22	$1,464,029	3,551	0.24
Time deposits	0.85	1,257,059	10,653	0.85	1,042,563	8,137	0.78	1,073,110	8,795	0.82
Total deposits	0.53	2,661,548	13,511	0.51	2,472,456	11,225	0.45	2,537,139	12,346	0.49
Short-term borrowings and repurchase agreements	0.04	192,055	65	0.03	188,906	1,099	0.58	232,598	2,324	1.00
Subordinated debentures issued to capital trust	1.93	28,754	714	2.48	30,929	567	1.83	30,929	561	1.81
FHLB advances	0.76	175,873	1,707	0.97	171,997	2,910	1.69	127,561	3,972	3.11

Total interest-bearing liabilities	0.54	3,058,230	15,997	0.52	2,864,288	15,801	0.55	2,928,227	19,203	0.66
Non-interest-bearing liabilities:
Demand deposits		541,714			535,132			459,802
Other liabilities		28,772			22,403			23,197
Total liabilities		3,628,716			3,421,823			3,411,226
Stockholders' equity		438,683			402,670			378,650
Total liabilities and stockholders' equity		$4,067,399			$3,824,493			$3,789,876

Net interest income:
Interest rate spread	3.80%		$168,354	4.44%		$167,561	4.74%		$159,592	4.60%
Net interest margin*				4.53%			4.84%			4.70%
Average interest-earning assets to average interest- bearing liabilities		121.6%			120.9%			116.0%
*	Defined as the Company's net interest income divided by total interest-earning assets.
(1)
 Of the total average balances of investment securities, average tax-exempt investment securities were $79.9 million, $87.9 million and $80.9 million for 2015, 2014 and 2013, respectively. In addition, average tax-exempt industrial revenue bonds were $36.1 million, $38.5 million and $38.3 million in 2015, 2014 and 2013, respectively. Interest income on tax-exempt assets included in this table was $4.4 million, $5.2 million and $5.1 million for 2015, 2014 and 2013, respectively. Interest income net of disallowed interest expense related to tax-exempt assets was $4.2 million, $5.0 million and $4.9 million for 2015, 2014 and 2013, respectively.

(2)
The yield/rate on loans at December 31, 2015 does not include the impact of the accretable yield (income) on loans acquired in the FDIC-assisted transactions.  See "Net Interest Income" for a discussion of the effect on 2014 results of operations.

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

	Year Ended December 31, 2015 vs. December 31, 2014			Year Ended December 31, 2014 vs. December 31, 2013
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Rate	Volume		Rate	Volume
	(In Thousands)
Interest-earning assets:
Loans receivable	$(21,429)	$26,100	$4,671	$(15,785)	$24,451	$8,666
Investment securities	(272)	(3,398)	(3,670)	684	(4,676)	(3,992)
Other interest-earning assets	50	(62)	(12)	49	(156)	(107)
Total interest-earning assets	(21,651)	22,640	989	(15,052)	19,619	4,567
Interest-bearing liabilities:
Demand deposits	(176)	(54)	(230)	(382)	(81)	(463)
Time deposits	741	1,775	2,516	(412)	(246)	(658)
Total deposits	565	1,721	2,286	(794)	(327)	(1,121)
Short-term borrowings and structured repo	(1,052)	18	(1,034)	(845)	(380)	(1,225)
Subordinated debentures issued to capital trust	189	(42)	147	6	—	6
FHLBank advances	(1,267)	64	(1,203)	(2,172)	1,110	(1,062)
Total interest-bearing liabilities	(1,565)	1,761	196	(3,805)	403	(3,402)
Net interest income	$(20,086)	$20,879	$793	$(11,247)	$19,216	$7,969

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

Total Interest Income
Total interest income increased $4.6 million, or 2.6%, during the year ended December 31, 2014 compared to the year ended December 31, 2013. The increase was due to an $8.7 million, or 5.3%, increase in interest income on loans, partially offset by a $4.1 million, or 27.5%, decrease in interest income on investments and other interest-earning assets.  Interest income on loans increased in 2014, due to higher average balances on loans, partially offset by lower average rates of interest. Interest income from investment securities and other interest-earning assets decreased during 2014 compared to 2013 primarily due to lower average balances. The lower average balances of investments were primarily due to the sale of the Company's Small Business Administration loan pool securities and the sale of certain mortgage-backed securities, and as a result of management's decision to not reinvest mortgage-backed securities' monthly cash flows back into investments, but to utilize the proceeds to fund loan growth. Prepayments on the mortgages underlying these securities resulted in amortization of premiums which also reduced yields.  Interest income on loans is affected by variations in the adjustments to accretable yield due to increases in expected cash flows to be received from the FDIC-

acquired loan pools as discussed below in "Interest Income – Loans" and in Note 4 of the accompanying audited financial statements, which are included in Item 8 of this Report.  In 2014, many higher yielding loans matured or were repaid.  These loans were replaced with new loans that were generally at rates lower than those that repaid during the year, resulting in lower overall yields in the loan portfolio.  Higher average balances of loans more than offset the lower interest income on loans.
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

Net Interest Income

Net interest income for the year ended December 31, 2014 increased $8.0 million to $167.6 million compared to $159.6 million for the year ended December 31, 2013. Net interest margin was 4.84% for the year ended December 31, 2014, compared to 4.70% in 2013, an increase of 14 basis points.  The Company's margin was positively impacted in both years by the increases in expected cash flows to be received from the loan pools acquired in the FDIC-assisted transactions and the resulting increases to accretable yield which was discussed previously in "Interest Income – Loans" and is discussed in Note 4 of the accompanying audited financial statements, which are included in Item 8 of this Report.  The impact of these changes on the years ended December 31, 2014 and 2013 were increases in interest income of $35.0 million and $35.2 million, respectively, and increases in net interest margin of 101 basis points and 104 basis points, respectively.  Excluding the positive impact of the additional yield accretion, net interest margin increased 17 basis points during the year ended December 31, 2014.  The increase in net interest margin was primarily due to a decrease in interest expense on FHLB advances and short-term borrowings, due to the payoff of FHLB advances and structured repurchase agreements.  In addition, the mix of assets continued to change through an increase in the average balance of loans and a decrease in the average balance of investment securities and other interest-earning assets.  Our average yield on loans is higher than our average yield on investments.  During 2013 and 2014, market rates on checking and savings deposits decreased slightly and retail time deposits renewed at somewhat lower rates of interest.  The Company also experienced decreases in yields on loans and investments, excluding the yield accretion income discussed above, when compared to the previous year.

The Company's overall average interest rate spread increased 14 basis points, or 3.0%, from 4.60% during the year ended December 31, 2013, to 4.74% during the year ended December 31, 2014. The increase was due to an 11 basis point decrease in the weighted average rate paid on interest-bearing liabilities and a three basis point increase in the weighted average yield on interest-earning assets. The Company's overall net interest margin increased 14 basis points, or 3.0%, from 4.70% for the year ended December 31, 2013, to 4.84% for the year ended December 31, 2014.  In comparing the two years, the yield on loans decreased 62 basis points while the yield on investment securities and other interest-earning assets increased 10 basis points. The rate paid on deposits decreased four basis points, the rate paid on FHLBank advances decreased 142 basis points, the rate paid on short-term borrowings decreased 42 basis points and the rate paid on subordinated debentures issued to capital trust increased two basis points.

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

The Bank's allowance for loan losses as a percentage of total loans, excluding loans covered by the FDIC loss sharing agreements, was 1.34% and 1.92% at December 31, 2014 and 2013, respectively.  Management considered the allowance for loan losses adequate to cover losses inherent in the Company's loan portfolio at December 31, 2014, based on reviews of the Company's loan portfolio and current economic conditions.

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

Compared to December 31, 2013, non-performing loans decreased $11.8 million to $8.1 million and foreclosed assets decreased $6.6 million to $35.5 million.  Commercial real estate loans comprised $4.7 million, or 57.7%, of the total of $8.1 million of non-

performing loans at December 31, 2014.  Non-performing one-to four-family residential loans comprised $1.7 million, or 20.4%, of the total non-performing loans at December 31, 2014.  Non-performing consumer loans were $1.1 million, or 13.7%, of total non-performing loans at December 31, 2014.  Non-performing commercial business loans were $411,000, or 5.0%, of total non-performing loans at December 31, 2014.  Non-performing construction and land development loans were $255,000, or 3.1%, of total non-performing loans at December 31, 2014.

Non-performing Loans. Activity in the non-performing loans category during the year ended December 31, 2014, was as follows:

	Beginning Balance, January 1	Additions	Removed from Non- Performing	Transfers to Potential Problem Loans	Transfers to Foreclosed Assets	Charge-Offs	Payments	Ending Balance, December 31
	(In Thousands)

One- to four-family construction	$—	$—	$—	$—	$—	$—	$—	$—
Subdivision construction	871	3,231	—	—	(2,367)	(1,136)	(599)	—
Land development	338	102	—	—	(67)	(80)	(38)	255
Commercial construction	—	—	—	—	—	—	—	—
One- to four-family residential	4,361	5,378	(76)	(1,088)	(4,657)	(1,073)	(1,235)	1,610
Other residential	—	—	—	—	—	—	—	—
Commercial real estate	6,205	5,884	(1,577)	—	—	(1,363)	(4,450)	4,699
Other commercial	7,231	454	(3,118)	—	—	(2,473)	(1,628)	466
Consumer	900	1,193	(273)	(52)	(42)	(206)	(403)	1,117

Total	$19,906	$16,242	$(5,044)	$(1,140)	$(7,133)	$(6,331)	$(8,353)	$8,147

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

At December 31, 2014, the land development category of foreclosed assets included 33 properties, the largest of which was located in northwest Arkansas and had a balance of $2.3 million, or 13.3% of the total category.  Of the total dollar amount in the land development category of foreclosed assets, 41.4% and 34.7% was located in northwest Arkansas and in the Branson, Mo., area, respectively, including the largest property previously mentioned.  The subdivision construction category of foreclosed assets included 31 properties, the largest of which was located in the St. Louis, Mo. metropolitan area and had a balance of $1.7 million, or 17.7% of the total category.  One relationship, which was originated in 2006, made up $1.3 million of the $2.1 million of additions in the subdivision construction category, and is collateralized by property near the Kansas City, Mo. metropolitan area.  Of the total dollar amount in the subdivision construction category of foreclosed assets, 18.2% and 15.5% was located in Branson, Mo. and Springfield, Mo., respectively.  The one-to four-family residential category of foreclosed assets included 24 properties, of which the largest relationship, with nine properties in the southwest Missouri area, had a balance of $1.2 million, or 34.8% of the total category.  These properties were all added in 2014.  In addition, six properties securing loans totaling $936,000 to one borrower were added in 2014.  These properties were collateralized by property in the Branson, Mo., area.  All of the properties discussed above which were added during 2014 in the one-to four-family category were originally financed by the Bank prior to 2008.  Of the total dollar amount in the one-to- four-family category of foreclosed assets, 40.4% is located in Branson, Mo.  The other residential category of foreclosed assets included 12 properties, 10 of which were all part of the same condominium community, which was located in Branson, Mo. and had a balance of $1.8 million, or 68.1% of the total category.  Of the total dollar amount in the other residential category of foreclosed assets, 86.7% was located in the Branson, Mo., area, including the largest properties previously mentioned.

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

Provision for Income Taxes

In 2014, the Company elected to early-adopt FASB ASU No. 2014-01, which amends FASB ASC Topic 323, Investments – Equity Method and Joint Ventures. This Update impacts the Company's accounting for investments in flow-through limited liability entities which manage or invest in affordable housing projects that qualify for the low-income housing tax credit. The amendments in the

Update permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The Company has significant investments in such qualified affordable housing projects that meet the required conditions.  The Company's adoption of this Update did not materially affect the Company's financial position or results of operations, except that the investment amortization expense, which previously was included in Other Non-interest Expense in the Consolidated Statements of Income, is now included in Provision for Income Taxes in the Consolidated Statements of Income presented. As a result, there was no change in Net Income for the periods covered in this document.  In addition, there was no cumulative effect adjustment to Retained Earnings.

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

Liquidity

Liquidity is a measure of the Company's ability to generate sufficient cash to meet present and future financial obligations in a timely manner through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. These obligations include the credit needs of customers, funding deposit withdrawals and the day-to-day operations of the Company. Liquid assets include cash, interest-bearing deposits with financial institutions and certain investment securities and loans. As a result of the Company's management of the ability to generate liquidity primarily through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors' requirements and meet its customers' credit needs. At December 31, 2015, the Company had commitments of approximately $134.2 million to fund loan originations, $591.3 million of unused lines of credit and unadvanced loans, and $32.1 million of outstanding letters of credit.

The following table summarizes the Company's fixed and determinable contractual obligations by payment date as of December 31, 2015. Additional information regarding these contractual obligations is discussed further in Notes 8, 9, 10, 11, 12, 13, 16 and 19 of the accompanying audited financial statements, which are included in Item 8 of this Report.

	Payments Due In:
	One Year or Less	Over One to Five Years	Over Five Years	Total
	(In Thousands)

Deposits without a stated maturity	$1,980,479	$—	$—	$1,980,479
Time and brokered certificates of deposit	929,469	353,940	4,738	1,288,147
Federal Home Loan Bank advances	232,111	30,935	500	263,546
Short-term borrowings	117,477	—	—	117,477
Subordinated debentures	—	—	25,774	25,774
Operating leases	936	2,100	215	3,251
Dividends declared but not paid	3,055	—	—	3,055

	$3,263,527	$386,975	$31,227	$3,681,729

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

At December 31, 2015 and 2014, the Company had these available secured lines and on-balance sheet liquidity:

	December 31, 2015	December 31, 2014
Federal Home Loan Bank line	$505.5 million	$395.3 million
Federal Reserve Bank line	633.7 million	563.2 million
Interest-Bearing and Non-Interest-Bearing Deposits	199.2 million	218.6 million
Unpledged Securities	59.8 million	63.7 million

Statements of Cash Flows. During the years ended December 31, 2015, 2014 and 2013, the Company had positive cash flows from operating activities.  The Company experienced negative cash flows from investing activities during the year ended December 31, 2015, and positive cash flows from investing activities during the years ended December 31, 2014 and 2013.  The Company experienced positive cash flows from financing activities during the year ended December 31, 2015, and negative cash flows from financing activities during the years ended December 31, 2014 and 2013.

Cash flows from operating activities for the periods covered by the Statements of Cash Flows have been primarily related to changes in accrued and deferred assets, credits and other liabilities, the provision for loan losses, realized gains on the sale of investment securities and loans, depreciation and amortization, gains on the purchase of additional business units and the amortization of deferred loan origination fees and discounts (premiums) on loans and investments, all of which are non-cash or non-operating adjustments to operating cash flows. Net income adjusted for non-cash and non-operating items and the origination and sale of loans held-for-sale were the primary sources of cash flows from operating activities. Operating activities provided cash flows of $71.4 million, $67.4 million and $93.9 million during the years ended December 31, 2015, 2014 and 2013, respectively.

During the year ended December 31, 2015, investing activities used cash of $196.2 million, primarily due to the net increases and purchases of loans, partially offset by the net repayment or sales of investment securities.  During the years ended December 31, 2014 and 2013, investing activities provided cash of $35.9 million and $124.7 million, primarily due to the cash received from the FDIC-assisted acquisitions (2014) and the net repayment or sales of investment securities, partially offset by increases in loans.

Changes in cash flows from financing activities during the periods covered by the Statements of Cash Flows are primarily due to changes in deposits after interest credited, changes in FHLBank advances, changes in short-term borrowings and structured repurchase agreements, dividend payments to stockholders and redemption of preferred stock (2015).  Financing activities provided cash flows of $105.3 million during the year ended December 31, 2015, primarily due to increases in customer deposit balances, partially offset by net increases or decreases in various borrowings, dividend payments to stockholders and redemption of preferred stock.  Financing activities used cash flows of $112.6 million and $394.8 million during the years ended December 31, 2014 and 2013, respectively, primarily due to reduction of customer deposit balances, net increases or decreases in various borrowings and dividend payments to stockholders.

Capital Resources

Management continuously reviews the capital position of the Company and the Bank to ensure compliance with minimum regulatory requirements, as well as to explore ways to increase capital either by retained earnings or other means.

As of December 31, 2015, total stockholders' equity and common stockholders' equity were $398.2 million, or 9.7% of total assets, equivalent to a book value of $28.67 per common share.   At December 31, 2014, the Company's total stockholders' equity was $419.7 million, or 10.6% of total assets. At December 31, 2014, common stockholders' equity was $361.8 million, or 9.2% of total assets, equivalent to a book value of $26.30 per common share.

At December 31, 2015, the Company's tangible common equity to total assets ratio was 9.6% as compared to 9.0% at December 31, 2014. The Company's tangible common equity to total risk-weighted assets ratio was 10.9% at December 31, 2015, compared to 10.9% at December 31, 2014.

Banks are required to maintain minimum risk-based capital ratios. These ratios compare capital, as defined by the risk-based regulations, to assets adjusted for their relative risk as defined by the regulations. Under current guidelines, which became effective January 1, 2015, banks must have a minimum common equity Tier 1 capital ratio of 4.50% (new requirement), a minimum Tier 1 risk-based capital ratio of 6.00% (increased from 4.00%), a minimum total risk-based capital ratio of 8.00%, and a minimum Tier 1 leverage ratio of 4.00%. To be considered "well capitalized," banks must have a minimum common equity Tier 1 capital ratio of 6.50% (new requirement), a minimum Tier 1 risk-based capital ratio of 8.00% (increased from 6.00%), a minimum total risk-based capital ratio of 10.00%, and a minimum Tier 1 leverage ratio of 5.00%. On December 31, 2015, the Bank's common equity Tier 1 capital ratio was 11.0%, its Tier 1 capital ratio was 11.0%, its total capital ratio was 12.1% and its Tier 1 leverage ratio was 9.8%. As a result, as of December 31, 2015, the Bank was well capitalized, with capital ratios in excess of those required to qualify as such.

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

The FRB has established capital regulations for bank holding companies that generally parallel the capital regulations for banks. On December 31, 2015, the Company's common equity Tier 1 capital ratio was 10.8%, its Tier 1 capital ratio was 11.5%, its total capital ratio was 12.6% and its Tier 1 leverage ratio was 10.2%. To be considered well capitalized, a bank holding company must have a Tier 1 risk-based capital ratio of at least 6.00% and a total risk-based capital ratio of at least 10.00%.  As of December 31, 2015, the Company was considered well capitalized, with capital ratios in excess of those required to qualify as such.

On December 31, 2014, the Company's Tier 1 risk-based capital ratio was 13.3%, total risk-based capital ratio was 14.5% and the Tier 1 leverage ratio was 11.1%. As of December 31, 2014, the Company was "well capitalized" under the capital ratios described above.

On August 18, 2011, the Company entered into a Small Business Lending Fund-Securities Purchase Agreement ("Purchase Agreement") with the Secretary of the Treasury, pursuant to which the Company sold 57,943 shares of the Company's Senior Non-Cumulative Perpetual Preferred Stock, Series A (the "SBLF Preferred Stock") to the Secretary of the Treasury for a purchase price of $57.9 million.  The SBLF Preferred Stock was issued pursuant to Treasury's SBLF program, a $30 billion fund established under the Small Business Jobs Act of 2010 that was created to encourage lending to small businesses by providing Tier 1 capital to qualified community banks and holding companies with assets of less than $10 billion.  As required by the SBLF Purchase Agreement, the proceeds from the sale of the SBLF Preferred Stock were used in connection with the redemption of all 58,000 shares of the Company's preferred stock, issued to Treasury in December 2008 pursuant to Treasury's TARP Capital Purchase Program (the "CPP Preferred Stock").  The shares of CPP Preferred Stock were redeemed at their liquidation amount of $1,000 per share plus the accrued but unpaid dividends to the redemption date.

The SBLF Preferred Stock qualified as Tier 1 capital.  The holders of SBLF Preferred Stock were entitled to receive noncumulative dividends, payable quarterly, on each January 1, April 1, July 1 and October 1.  The dividend rate, as a percentage of the liquidation amount, could fluctuate between one percent (1%) and five percent (5%) per annum on a quarterly basis during the first 10 quarters during which the SBLF Preferred Stock was outstanding, based upon changes in the level of "Qualified Small Business Lending" or "QSBL" (as defined in the SBLF Purchase Agreement) by the Bank over the adjusted baseline level calculated under the terms of the SBLF Preferred Stock $(249.7 million).  Based upon the increase in the Bank's level of QSBL over the adjusted baseline level, the dividend rate had been 1.0%.  For the tenth calendar quarter through four and one-half years after issuance, the dividend rate was fixed at between one percent (1%) and seven percent (7%) based upon the level of qualifying loans.  The Company's dividend rate was 1.0% during 2015, and was expected to remain at 1% until four and one half years after the issuance, which is March 2016. After four and one half years from issuance, the dividend rate would have increased to 9% (including a quarterly lending incentive fee of 0.5%).

 On December 15, 2015, the Company (with the approval of its federal banking regulator) redeemed all 57,943 shares of the SBLF Preferred Stock at their liquidation amount of $1,000 per share plus accrued but unpaid dividends to the redemption date.  The redemption of the SBLF Preferred Stock was completed using internally available funds.

Dividends. During the year ended December 31, 2015, the Company declared common stock cash dividends of $0.86 per share (26.2% of net income per common share) and paid common stock cash dividends of $0.84 per share. During the year ended December 31, 2014, the Company declared common stock cash dividends of $0.80 per share (25.8% of net income per common share) and paid common stock cash dividends of $0.78 per share.  The Board of Directors meets regularly to consider the level and the timing of dividend payments.  The $0.22 per share dividend declared but unpaid as of December 31, 2015, was paid to stockholders on January 11, 2016. In addition, the Company paid preferred dividends as described below.

The terms of the SBLF Preferred Stock limited the ability of the Company to pay dividends and repurchase shares of common stock. Under the terms of the SBLF Preferred Stock, no repurchases could be effected, and no dividends could be declared or paid on preferred shares ranking pari passu with the SBLF Preferred Stock, junior preferred shares, or other junior securities (including the common stock) during the current quarter and for the next three quarters following the failure to declare and pay dividends on the SBLF Preferred Stock, except that, in any such quarter in which the dividend is paid, dividend payments on shares ranking pari passu may be paid to the extent necessary to avoid any resulting material covenant breach.

Under the terms of the SBLF Preferred Stock, the Company could only declare and pay a dividend on the common stock or other stock junior to the SBLF Preferred Stock, or repurchase shares of any such class or series of stock, if, after payment of such dividend, or after giving effect to such repurchase, (i) the dollar amount of the Company's Tier 1 Capital would be at least equal to the "Tier 1

Dividend Threshold" and (ii) full dividends on all outstanding shares of SBLF Preferred Stock for the most recently completed dividend period have been or are contemporaneously declared and paid.  We satisfied this condition through the redemption date of the SBLF Preferred Stock.

Common Stock Repurchases and Issuances. The Company has been in various buy-back programs since May 1990. Our ability to repurchase common stock  was limited, but allowed, under the terms of the SBLF preferred stock as noted above, under "-Dividends" and was previously generally precluded due to our participation in the CPP from December 2008 through August 2011.  During the year ended December 31, 2015, the Company did not repurchase any shares of its common stock.  During the year ended December 31, 2014, the Company repurchased 18,000 shares of its common stock at an average price of $28.45 per share.  During the years ended December 31, 2015 and 2014, the Company issued 133,126 shares of stock at an average price of $25.26 per share and 99,097 shares of stock at an average price of $27.45 per share, respectively, to cover stock option exercises.

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

The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained despite fluctuations in prevailing interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time. The difference, or the interest rate repricing "gap," provides an indication of the extent to which an institution's interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities repricing during the same period, and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets during the same period. Generally, during a period of rising interest rates, a negative gap within shorter repricing periods would adversely affect net interest income, while a positive gap within shorter repricing periods would result in an increase in net interest income. During a period of falling interest rates, the opposite would be true. As of December 31, 2015, Great Southern's internal interest rate risk models indicate that, generally, rising interest rates are expected to have a positive impact on the Company's net interest income, while declining interest rates would have a negative impact on net interest income. We model various interest rate scenarios for rising and falling rates, including both parallel and non-parallel shifts in rates. The results of our modeling indicate that net interest income is not likely to be materially affected either positively or negatively in the first twelve months following a rate change, regardless of any changes in interest rates, because our portfolios are relatively well matched in a twelve-month horizon. The effects of interest rate changes, if any, are expected to be more impacting to net interest income in the 12 to 36 months following a rate change. In June 2014, $130 million of fixed rate borrowings were repaid. Excess liquidity and proceeds from the sale of certain investment securities were used to fund these repayments. The results of our net interest income modeling were not materially affected by these transactions. As the Federal Funds rate is now very low, the Company's interest rate floors have been reached on most of its "prime rate" loans.

As discussed under "General-Net Interest Income and Interest Rate Risk Management," at December 31, 2015 and 2014, there were $424 million and $484 million, respectively, of adjustable rate loans which were tied to a national prime rate of interest which had interest rate floors. In addition, Great Southern had elected to leave its "Great Southern Prime Rate" at 5.00% for those loans that are indexed to "Great Southern Prime" rather than a national prime rate of interest. This rate increased to 5.25% in December 2015.  At December 31, 2015 and 2014, there were $114 million and $200 million, respectively, of loans indexed to "Great Southern Prime." While these interest rate floors and, to a lesser extent, the utilization of the "Great Southern Prime" rate have helped keep the rate on our loan portfolio higher in this very low interest rate environment, they will also reduce the positive effect to our loan rates when market interest rates, specifically the "prime rate," begin to increase. The interest rate on these loans will not increase until the loan floors are reached. Also, a significant portion of our retail certificates of deposit mature in the next twelve months and we expect that they generally will be replaced with new certificates of deposit at similar or slightly higher interest rates to those that are maturing.

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

In order to manage its assets and liabilities and achieve the desired liquidity, credit quality, interest rate risk, profitability and capital targets, Great Southern has focused its strategies on originating adjustable rate loans or loans with fixed rates that mature in less than five years, and managing its deposits and borrowings to establish stable relationships with both retail customers and wholesale funding sources.

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

In 2013, the Company entered into two interest rate cap agreements related to its floating rate debt associated with its trust preferred securities. The agreements provide that the counterparty will reimburse the Company if interest rates rise above a certain threshold, thus creating a cap on the effective interest rate paid by the Company. These agreements are classified as hedging instruments, and the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.  During 2015, the Company redeemed $5.0 million of the total $30.0 million of its trust preferred securities.  The interest rate cap related to this $5.0 million trust preferred security was terminated and the remaining cost of this interest rate cap was amortized to interest expense in 2015.

The Company's interest rate derivatives and hedging activities are discussed further in Note 17 of the Notes to the Consolidated Financial Statements, which are included in Item 8 of this Report.

The following tables illustrate the expected maturities and repricing, respectively, of the Bank's financial instruments at December 31, 2015. These schedules do not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. The tables are based on information prepared in accordance with generally accepted accounting principles.

Maturities

	December 31,
	2016	2017	2018	2019	2020	Thereafter	Total	2015 Fair Value
	(Dollars In Thousands)

Financial Assets:
Interest bearing deposits	$83,985	—	—	—	—	—	$83,985	$83,985
Weighted average rate	0.25%	—	—	—	—	—	0.25%
Available-for-sale other securities	—	—	—	—	—	$3,830	$3,830	$3,830
Weighted average rate	—	—	—	—	—	—	—
Available-for-sale debt securities(1)	$28,005	$12,068	$5,342	$15,218	$18,645	$179,748	$259,026	$259,026
Weighted average rate	3.19%	6.26%	5.39%	5.68%	5.95%	2.37%	3.13%
Held-to-maturity securities	—	—	$353	—	—	—	$353	$384
Weighted average rate	—	—	7.36%	—	—	—	7.36%
Adjustable rate loans	$346,940	$286,020	$256,450	$122,046	$137,212	$522,424	$1,671,092	$1,671,358
Weighted average rate	4.28%	3.76%	4.03%	4.19%	4.25%	4.22%	3.85%
Fixed rate loans	$240,699	$231,031	$279,110	$331,689	$292,824	$393,416	$1,768,769	$1,783,891
Weighted average rate	4.85%	4.77%	4.83%	4.91%	5.16%	6.35%	5.23%
Federal Home Loan Bank stock	—	—	—	—	—	$15,303	$15,303	$15,303
Weighted average rate	—	—	—	—	—	2.57%	2.57%

Total financial assets	$699,629	$529,119	$541,255	$468,953	$448,681	$1,114,721	$3,802,358

Financial Liabilities:
Time deposits	$929,469	$265,400	$60,360	$12,536	$15,644	$4,738	$1,288,147	$1,290,839
Weighted average rate	0.77%	1.13%	1.42%	1.37%	1.79%	2.40%	0.90%
Interest-bearing demand	$1,408,850	—	—	—	—	—	$1,408,850	$1,408,850
Weighted average rate	0.24%	—	—	—	—	—	0.24%
Non-interest-bearing demand	$571,629	—	—	—	—	—	$571,629	$571,629
Weighted average rate	—	—	—	—	—	—	—
Federal Home Loan Bank	$232,111	$30,826	$81	$28	—	$500	$263,546	$264,331
Weighted average rate	0.42%	3.26%	5.06%	5.06%	—	5.54%	0.75%
Short-term borrowings	$117,477	—	—	—	—	—	$117,477	$117,477
Weighted average rate	0.04%	—	—	—	—	—	0.04%
Subordinated debentures	—	—	—	—	—	$25,774	$25,774	$25,774
Weighted average rate	—	—	—	—	—	1.93%	1.93%

Total financial liabilities	$3,259,536	$296,226	$60,441	$12,564	$15,644	$31,012	$3,675,423

_______________
(1)
Available-for-sale debt securities include approximately $161.2 million of mortgage-backed securities which pay interest and principal monthly to the Company. Of this total, $143.1 million represents securities that have variable rates of interest after a fixed interest period. These securities will experience rate changes at varying times over the next ten years. This table does not show the effect of these monthly repayments of principal or rate changes.

Repricing

	December 31,
	2016	2017	2018	2019	2020	Thereafter	Total	2015 Fair Value
	(Dollars In Thousands)

Financial Assets:
Interest bearing deposits	$83,985	—	—	—	—	—	$83,985	$83,985
Weighted average rate	0.25%	—	—	—	—	—	0.25%
Available-for-sale other securities	—	—	—	—	—	$3,830	$3,830	$3,830
Weighted average rate	—	—	—	—	—	—	—
Available-for-sale debt securities(1)	$121,062	$20,274	$10,351	$33,055	$18,645	$55,639	$259,026	$259,026
Weighted average rate	2.13%	4.45%	4.54%	3.60%	5.95%	3.43%	3.13%
Held-to-maturity securities	—	—	353	$—	—	—	$353	$384
Weighted average rate	—	—	7.36%	—	—	—	7.36%
Adjustable rate loans	$1,510,178	$23,624	$40,942	$50,291	$36,485	$9,572	$1,671,092	$1,671,358
Weighted average rate	3.83%	3.67%	4.03%	4.18%	4.26%	4.23%	3.85%
Fixed rate loans	$240,699	$231,031	$279,110	$331,689	$292,824	$393,416	$1,768,769	$1,783,891
Weighted average rate	4.85%	4.77%	4.83%	4.91%	5.16%	6.35%	5.23%
Federal Home Loan Bank stock	$15,303	—	—	—	—	—	$15,303	$15,303
Weighted average rate	2.57%	—	—	—	—	—	2.57%

Total financial assets	$1,971,227	$274,929	$330,756	$415,035	$347,954	$462,457	$3,802,358

Financial Liabilities:
Time deposits	$929,469	$265,400	$60,360	$12,536	$15,644	$4,738	$1,288,147	$1,290,839
Weighted average rate	0.77%	1.13%	1.42%	1.37%	1.79%	2.40%	0.90%
Interest-bearing demand	$1,408,850	—	—	—	—	—	$1,408,850	$1,408,850
Weighted average rate	0.24%	—	—	—	—	—	0.24%
Non-interest-bearing demand(2)	—	—	—	—	—	$571,629	$571,629	$571,629
Weighted average rate	—	—	—	—	—	—	—
Federal Home Loan Bank advances	$262,111	$826	$81	$28	$—	$500	$263,546	$264,331
Weighted average rate	0.74%	5.36%	5.06%	5.06%	—	5.54%	0.76%
Short-term borrowings	$117,477	—	—	—	—	—	$117,477	$117,477
Weighted average rate	0.04%	—	—	—	—	—	0.04%
Subordinated debentures	$25,774	—	—	—	—	—	$25,774	$25,774
Weighted average rate	1.93%	—	—	—	—	—	1.93%

Total financial liabilities	$2,743,681	$266,226	$60,441	$12,564	$15,644	$576,867	$3,675,423

Periodic repricing GAP	$(772,454)	$8,703	$270,315	$402,471	$332,310	$(114,410)	$126,935

Cumulative repricing GAP	$(772,454)	$(763,751)	$(493,436)	$(90,965)	$241,345	$126,935

_______________
(1)
Available-for-sale debt securities include approximately $161.2 million of mortgage-backed securities which pay interest and principal monthly to the Company. Of this total, $143.1 million represents securities that have variable rates of interest after a fixed interest period. These securities will experience rate changes at varying times over the next ten years. This table does not show the effect of these monthly repayments of principal or rate changes.

(2)	Non-interest-bearing demand is included in this table in the column labeled "Thereafter" since there is no interest rate related to these liabilities and therefore there is nothing to reprice.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
Great Southern Bancorp, Inc.
Springfield, Missouri

We have audited the accompanying consolidated statements of financial condition of Great Southern Bancorp, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2015.  The Company's management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Great Southern Bancorp, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Great Southern Bancorp, Inc.'s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 3, 2016, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

BKD, LLP

/s/ BKD, LLP

Springfield, Missouri
March 3, 2016

Great Southern Bancorp, Inc.
Consolidated Statements of Financial Condition
December 31, 2015 and 2014
(In Thousands, Except Per Share Data)

Assets
	2015	2014

Cash	$115,198	$109,052

Interest-bearing deposits in other financial institutions	83,985	109,595

Cash and cash equivalents	199,183	218,647

Available-for-sale securities	262,856	365,506

Held-to-maturity securities	353	450

Mortgage loans held for sale	12,261	14,579

Loans receivable, net of allowance for loan losses of $38,149 and $38,435 at December 31, 2015 and 2014, respectively	3,340,536	3,038,848

FDIC indemnification asset	24,082	44,334

Interest receivable	10,930	11,219

Prepaid expenses and other assets	59,322	60,452

Other real estate owned, net	31,893	45,838

Premises and equipment, net	129,655	124,841

Goodwill and other intangible assets	5,758	7,508

Federal Home Loan Bank stock	15,303	16,893

Current and deferred income taxes	12,057	2,219

Total assets	$4,104,189	$3,951,334
See Notes to Consolidated Financial Statements

Liabilities and Stockholders' Equity
	2015	2014
Liabilities
Deposits	$3,268,626	$2,990,840
Federal Home Loan Bank advances	263,546	271,641
Securities sold under reverse repurchase agreements with customers	116,182	168,993
Short-term borrowings	1,295	42,451
Subordinated debentures issued to capital trust	25,774	30,929
Accrued interest payable	1,080	1,067
Advances from borrowers for taxes and insurance	4,681	4,929
Accrued expenses and other liabilities	24,778	20,739

Total liabilities	3,705,962	3,531,589

Commitments and Contingencies	—	—

Stockholders' Equity
Capital stock
Serial preferred stock – $.01 par value; authorized 1,000,000 shares; issued and outstanding 2015 – -0- shares and 2014 – 57,943 shares of SBLF	—	57,943
Common stock, $.01 par value; authorized 20,000,000 shares; issued and outstanding 2015 – 13,887,932 shares, 2014 – 13,754,806 shares	139	138
Additional paid-in capital	24,371	22,345
Retained earnings	368,053	332,283
Accumulated other comprehensive income, net of income taxes of $3,227 and $3,789 at December 31, 2015 and 2014, respectively	5,664	7,036

Total stockholders' equity	398,227	419,745

Total liabilities and stockholders' equity	$4,104,189	$3,951,334

See Notes to Consolidated Financial Statements

Great Southern Bancorp, Inc.
Consolidated Statements of Income
Years Ended December 31, 2015, 2014 and 2013
(In Thousands, Except Per Share Data)

	2015	2014	2013
Interest Income
Loans	$177,240	$172,569	$163,903
Investment securities and other	7,111	10,793	14,892
	184,351	183,362	178,795
Interest Expense
Deposits	13,511	11,225	12,346
Federal Home Loan Bank advances	1,707	2,910	3,972
Short-term borrowings and repurchase agreements	65	1,099	2,324
Subordinated debentures issued to capital trust	714	567	561
	15,997	15,801	19,203

Net Interest Income	168,354	167,561	159,592
Provision for Loan Losses	5,519	4,151	17,386
Net Interest Income After Provision for Loan Losses	162,835	163,410	142,206

Noninterest Income
Commissions	1,136	1,163	1,065
Service charges and ATM fees	19,841	19,075	18,227
Net gains on loan sales	3,888	4,133	4,915
Net realized gains on sales of available-for-sale securities	2	2,139	243
Late charges and fees on loans	2,129	1,400	1,264
Gain (loss) on derivative interest rate products	(43)	(345)	295
Gain recognized on business acquisitions	—	10,805	—
Accretion (amortization) of income/expense related to business acquisitions	(18,345)	(27,868)	(25,260)
Other income	4,973	4,229	4,566
	13,581	14,731	5,315

Noninterest Expense
Salaries and employee benefits	58,682	56,032	52,468
Net occupancy expense	25,985	23,541	20,658
Postage	3,787	3,578	3,315
Insurance	3,566	3,837	4,189
Advertising	2,317	2,404	2,165
Office supplies and printing	1,333	1,464	1,303
Telephone	3,235	2,866	2,868
Legal, audit and other professional fees	2,713	3,957	4,348
Expense on other real estate owned	2,526	5,636	4,068
Partnership tax credit	1,680	1,720	2,108
Other operating expenses	8,526	15,824	8,128
	114,350	120,859	105,618

Great Southern Bancorp, Inc.
Consolidated Statements of Income
Years Ended December 31, 2015, 2014 and 2013
(In Thousands, Except Per Share Data)

	2015	2014	2013

Income Before Income Taxes	$62,066	$57,282	$41,903

Provision for Income Taxes	15,564	13,753	8,174

Net Income	46,502	43,529	33,729

Preferred Stock Dividends	554	579	579

Net Income Available to Common Shareholders	$45,948	$42,950	$33,150

Earnings Per Common Share
Basic	$3.33	$3.14	$2.43

Diluted	$3.28	$3.10	$2.42

Great Southern Bancorp, Inc.
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2015, 2014 and 2013
(In Thousands)

	2015	2014	2013

Net Income	$46,502	$43,529	$33,729

Unrealized appreciation (depreciation) on available-for-sale securities, net of taxes (credit) of $(528), $3,301and $(7,516) for 2015, 2014 and 2013, respectively	(1,321)	6,128	(13,959)

Noncredit component of unrealized gain (loss) on available-for-sale debt securities for which a portion of an other-than-temporary impairment has been recognized, net of taxes (credit) of $0, $0 and $(20) for 2015, 2014 and 2013, respectively	—	—	(37)

Less: reclassification adjustment for gains included in net income, net of taxes of $(1), $(749) and $(85) for 2015, 2014 and 2013, respectively	(1)	(1,390)	(158)

Change in fair value of cash flow hedge, net of taxes (credit) of $(34), $(88) and $(19) for 2015, 2014 and 2013, respectively	(50)	(164)	(34)

Other comprehensive income (loss)	(1,372)	4,574	(14,188)

Comprehensive Income	$45,130	$48,103	$19,541

See Notes to Consolidated Financial Statements

Great Southern Bancorp, Inc.
Consolidated Statements of Stockholders' Equity
Years Ended December 31, 2015, 2014 and 2013
(In Thousands, Except Per Share Data)

SBLF
	Preferred	Common
	Stock	Stock

Balance, January 1, 2013	$57,943	$136
Net income	—	—
Stock issued under Stock Option Plan	—	—
Common dividends declared, $.72 per share	—	—
SBLF preferred stock dividends accrued (1.0%)	—	—
Other comprehensive income	—	—
Reclassification of treasury stock per Maryland law	—	1

Balance, December 31, 2013	57,943	137
Net income	—	—
Stock issued under Stock Option Plan	—	—
Common dividends declared, $.80 per share	—	—
SBLF preferred stock dividends accrued (1.0%)	—	—
Other comprehensive loss	—	—
Reclassification of treasury stock per Maryland law	—	1
Purchase of the Company's common stock	—	—

Balance, December 31, 2014	57,943	138
Net income	—	—
Stock issued under Stock Option Plan	—	—
Common dividends declared, $.86 per share	—	—
SBLF preferred stock dividends accrued (1.0%)	—	—
Redemption of SBLF preferred stock	(57,943)	—
Other comprehensive loss	—	—
Reclassification of treasury stock per Maryland law	—	1

Balance, December 31, 2015	$—	$139

See Notes to Consolidated Financial Statements

		Accumulated
		Other
Additional		Comprehensive
Paid-in	Retained	Income	Treasury
Capital	Earnings	(Loss)	Stock	Total

$18,394	$276,751	$16,650	$—	$369,874
—	33,729	—	—	33,729
1,173	—	—	512	1,685
—	(9,823)	—	—	(9,823)
—	(579)	—	—	(579)
—	—	(14,188)	—	(14,188)
—	511	—	(512)	—

19,567	300,589	2,462	—	380,698
—	43,529	—	—	43,529
2,778	—	—	225	3,003
—	(10,968)	—	—	(10,968)
—	(579)	—	—	(579)
—	—	4,574	—	4,574
—	(288)	—	287	—
—	—	—	(512)	(512)

22,345	332,283	7,036	—	419,745
—	46,502	—	—	46,502
2,026	—	—	1,718	3,744
—	(11,896)	—	—	(11,896)
—	(553)	—	—	(553)
—	—	—	—	(57,943)
—	—	(1,372)	—	(1,372)
—	1,717	—	(1,718)	—

$24,371	$368,053	$5,664	$—	$398,227

Great Southern Bancorp, Inc.
Consolidated Statements of Cash Flows
Years Ended December 31, 2015, 2014 and 2013
(In Thousands)

	2015	2014	2013

Operating Activities
Net income	$46,502	$43,529	$33,729
Proceeds from sales of loans held for sale	158,730	156,632	215,744
Originations of loans held for sale	(155,680)	(160,074)	(198,910)
Items not requiring (providing) cash
Depreciation	10,465	8,747	8,036
Amortization	3,430	3,242	8,107
Compensation expense for stock option grants	382	565	443
Provision for loan losses	5,519	4,151	17,386
Net gains on loan sales	(3,888)	(4,133)	(4,915)
Net realized gains on available-for-sale securities	(2)	(2,139)	(243)
Gain on sale of non-marketable securities	(301)	—	—
Gain on redemption of trust preferred securities	(1,115)	—	—
(Gain) loss on sale of premises and equipment	(465)	18	(60)
(Gain) loss on sale/write-down of foreclosed assets	(1,132)	2,996	1,259
Gain on purchase of additional business units	—	(10,805)	—
Amortization of deferred income, premiums, discounts and other	10,595	22,692	29,510
(Gain) loss on derivative interest rate products	43	345	(295)
Deferred income taxes	(4,670)	(6,260)	(8,839)
Changes in
Interest receivable	289	1,227	1,347
Prepaid expenses and other assets	3,982	8,430	(7,529)
Accrued expenses and other liabilities	3,354	502	4,260
Income taxes refundable/payable	(4,609)	(2,232)	(5,109)

Net cash provided by operating activities	71,429	67,433	93,921

Great Southern Bancorp, Inc.
Consolidated Statements of Cash Flows
Years Ended December 31, 2015, 2014 and 2013
 (In Thousands)

	2015	2014	2013

Investing Activities
Net change in loans	$(190,154)	$(340,135)	$(33,180)
Purchase of loans	(117,634)	(101,832)	(129,422)
Cash received from purchase of additional business units	—	189,437	—
Cash received from FDIC loss sharing reimbursements	2,599	8,377	28,511
Purchase of premises and equipment	(16,697)	(17,954)	(13,853)
Proceeds from sale of premises and equipment	1,883	203	1,518
Proceeds from sale of foreclosed assets	23,497	21,706	48,900
Capitalized costs on foreclosed assets	(20)	(199)	(457)
Proceeds from sale of non-marketable securities	351	—	—
Proceeds from maturities, calls and repayments of held-to-maturity securities	97	355	115
Proceeds from sale of available-for-sale securities	56,169	220,169	108,487
Proceeds from maturities, calls and repayments of available-for-sale securities	63,463	103,475	210,798
Purchase of available-for-sale securities	(21,339)	(40,661)	(97,000)
(Purchase) redemption of Federal Home Loan Bank stock	1,590	(7,071)	273

Net cash provided by (used in) investing activities	(196,195)	35,870	124,690

Great Southern Bancorp, Inc.
Consolidated Statements of Cash Flows
Years Ended December 31, 2015, 2014 and 2013
 (In Thousands)

	2015	2014	2013

Financing Activities
Net increase (decrease) in certificates of deposit	$191,224	$(116,139)	$(208,702)
Net increase (decrease) in checking and savings accounts	87,113	(160,144)	(134,562)
Proceeds from Federal Home Loan Bank advances	6,509,500	4,231,000	1,980
Repayments of Federal Home Loan Bank advances	(6,517,564)	(4,083,315)	(1,081)
Net increase (decrease) in short‑term borrowings	(93,967)	74,768	(44,307)
Repayments of reverse repurchase borrowings	—	—	(3,000)
Repayments of structured repurchase borrowings	—	(50,000)	—
Advances from (to) borrowers for taxes and insurance	(248)	580	1,567
Redemption of trust preferred securities	(3,885)	—	—
Redemption of preferred stock	(57,943)	—	—
Dividends paid	(12,290)	(11,257)	(7,964)
Purchase of the Company's common stock	—	(512)	—
Stock options exercised	3,362	2,438	1,242

Net cash provided by (used in) financing activities	105,302	(112,581)	(394,827)

Decrease in Cash and Cash Equivalents	(19,464)	(9,278)	(176,216)

Cash and Cash Equivalents, Beginning of Year	218,647	227,925	404,141

Cash and Cash Equivalents, End of Year	$199,183	$218,647	$227,925

See Notes to Consolidated Financial Statements

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013

Note 1:	Nature of Operations and Summary of Significant Accounting Policies
Nature of Operations and Operating Segments
Great Southern Bancorp, Inc. ("GSBC" or the "Company") operates as a one-bank holding company.  GSBC's business primarily consists of the operations of Great Southern Bank (the "Bank"), which provides a full range of financial services to customers primarily located in Missouri, Iowa, Kansas, Minnesota, Nebraska and Arkansas.  The Company and the Bank are subject to regulation by certain federal and state agencies and undergo periodic examinations by those regulatory agencies.
The Company's banking operation is its only reportable segment.  The banking operation is principally engaged in the business of originating residential and commercial real estate loans, construction loans, commercial business loans and consumer loans and funding these loans by attracting deposits from the general public, accepting brokered deposits and borrowing from the Federal Home Loan Bank and others.  The operating results of this segment are regularly reviewed by management to make decisions about resource allocations and to assess performance.  Selected information is not presented separately for the Company's reportable segment, as there is no material difference between that information and the corresponding information in the consolidated financial statements.
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
December 31, 2015, 2014 and 2013

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
Reclassifications
Certain prior periods' amounts have been reclassified to conform to the 2015 financial statements presentation.  These reclassifications had no effect on net income.

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
For debt securities with fair value below carrying value when the Company does not intend to sell a debt security, and it is more likely than not the Company will not have to sell the security before recovery of its cost basis, it recognizes the credit component of an other-than-temporary impairment ("OTTI") of a debt security in earnings and the remaining portion in other comprehensive income.  For held-to-maturity debt securities, the amount of an OTTI recorded in other comprehensive income for the noncredit portion of a previous OTTI is amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013
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
For equity securities, if any, when the Company has decided to sell an impaired available-for-sale security and the Company does not expect the fair value of the security to fully recover before the expected time of sale, the security is deemed OTTI in the period in which the decision to sell is made.  The Company recognizes an impairment loss when the impairment is deemed other-than-temporary even if a decision to sell has not been made.
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
Loans Originated by the Company
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
December 31, 2015, 2014 and 2013
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
The allowance consists of allocated and general components.  The allocated component relates to loans that are classified as impaired.  For those loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.  The general component covers non-classified loans and is based on historical charge-off experience and expected loss given default derived from the Company's internal risk rating process.  Other adjustments may be made to the allowance for certain loan segments after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss or risk rating data.
A loan is considered impaired when, based on current information and events, it is probable that not all of the principal and interest due under the loan agreement will be collected in accordance with contractual terms.  For non-homogeneous loans, such as commercial loans, management determines which loans are reviewed for impairment based on information obtained by account officers, weekly past due meetings, various analyses including annual reviews of large loan relationships, calculations of loan debt coverage ratios as financial information is obtained and periodic reviews of all loans over $1.0 million.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length and reasons for the delay, the borrower's prior payment record and the amount of any collateral shortfall in relation to the principal and interest owed.
Large groups of smaller balance homogenous loans, such as consumer and residential loans, are collectively evaluated for impairment.  In accordance with regulatory guidelines, impairment in the consumer and mortgage loan portfolio is primarily identified based on past-due status.  Consumer and mortgage loans which are over 90 days past due or specifically identified as troubled debt restructurings will generally be individually evaluated for impairment.
Impairment is measured on a loan-by-loan basis for both homogeneous and non-homogeneous loans by either the present value of expected future cash flows or the fair value of the collateral if the loan is collateral dependent.  Payments made on impaired loans are treated in accordance with the accrual status of the loan.  If loans are performing in accordance with their contractual terms but the ultimate collectability of principal and interest is questionable, payments are applied to principal only.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013
Loans Acquired in Business Combinations
Loans acquired in business combinations under ASC Topic 805, Business Combinations, require the use of the purchase method of accounting.  Therefore, such loans are initially recorded at fair value in accordance with the fair value methodology prescribed in ASC Topic 820, Fair Value Measurements and Disclosures.  No allowance for loan losses related to the acquired loans is recorded on the acquisition date as the fair value of the loans acquired incorporates assumptions regarding credit risk.  The fair value estimates associated with the loans include estimates related to expected prepayments and the amount and timing of undiscounted expected principal, interest and other cash flows.
For loans not acquired in conjunction with an FDIC-assisted transaction that are not considered to be purchased credit-impaired loans, the Company evaluates those loans acquired in accordance with the provisions of ASC Topic 310-20, Nonrefundable Fees and Other Costs.  The fair value discount on these loans is accreted into interest income over the weighted average life of the loans using a constant yield method.  These loans are not considered to be impaired loans.  The Company evaluates purchased credit-impaired loans in accordance with the provisions of ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality.  Loans acquired in business combinations with evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected are considered to be credit impaired.  Evidence of credit quality deterioration as of the purchase dates may include information such as past-due and nonaccrual status, borrower credit scores and recent loan to value percentages.  Acquired credit-impaired loans that are accounted for under the accounting guidance for loans acquired with deteriorated credit quality are initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loans.
The Company evaluates all of its loans purchased in conjunction with its FDIC-assisted transactions in accordance with the provisions of ASC Topic 310-30.  For purposes of applying ASC 310-30, loans acquired in FDIC-assisted business combinations are aggregated into pools of loans with common risk characteristics.  All loans acquired in the FDIC transactions, both covered and not covered by loss sharing agreements, were deemed to be purchased credit-impaired loans as there is general evidence of credit deterioration since origination in the pools and there is some probability that not all contractually required payments will be collected.  As a result, related discounts are recognized subsequently through accretion based on changes in the expected cash flows of these acquired loans.
The expected cash flows of the acquired loan pools in excess of the fair values recorded is referred to as the accretable yield and is recognized in interest income over the remaining estimated lives of the loan pools for impaired loans accounted for under ASC Topic 310-30.  The Company continues to estimate cash flows expected to be collected on pools of loans sharing common risk characteristics, which are treated in the aggregate when applying various valuation techniques.  Increases in the Company's cash flow expectations are recognized as increases to the accretable yield while decreases are recognized as impairments through the allowance for loan losses.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013

FDIC Indemnification Asset
Through two FDIC-assisted transactions during 2009, one during 2011 and one during 2012, the Bank acquired certain loans and foreclosed assets which are covered under loss sharing agreements with the FDIC.  These agreements commit the FDIC to reimburse the Bank for a portion of realized losses on these covered assets.  Therefore, as of the dates of acquisitions, the Company calculated the amount of such reimbursements it expects to receive from the FDIC using the present value of anticipated cash flows from the covered assets based on the credit adjustments estimated for each pool of loans and the estimated losses on foreclosed assets.  In accordance with FASB ASC 805, each FDIC Indemnification Asset was initially recorded at its fair value, and is measured separately from the loan assets and foreclosed assets because the loss sharing agreements are not contractually embedded in them or transferrable with them in the event of disposal.  The balance of the FDIC Indemnification Asset increases and decreases as the expected and actual cash flows from the covered assets fluctuate, as loans are paid off or impaired and as loans and foreclosed assets are sold.  There are no contractual interest rates on these contractual receivables from the FDIC; however, a discount was recorded against the initial balance of the FDIC Indemnification Asset in conjunction with the fair value measurement as this receivable will be collected over the terms of the loss sharing agreements. This discount has been, and will continue to be, accreted to income over future periods.  These acquisitions and agreements are more fully discussed in Note 4.
Other Real Estate Owned
Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less estimated cost to sell at the date of foreclosure, establishing a new cost basis.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less estimated cost to sell.  Revenue and expenses from operations and changes in the valuation allowance are included in net expense on foreclosed assets.  Other real estate owned also includes bank premises formerly, but no longer, used for banking, as well as property originally acquired for future expansion but no longer intended to be used for that purpose.
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

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013
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
A valuation allowance of $1.2 million related to bank premises and furniture, fixtures and equipment was recorded during the year ended December 31, 2015, due to the Company's announced plans to consolidate operations of 14 banking centers into other nearby Great Southern banking center locations.  The closing of these 14 facilities occurred at the close of business on January 8, 2016.  No asset impairment was recognized during the years ended December 31, 2014 and 2013.
Goodwill and Intangible Assets
Goodwill is evaluated annually for impairment or more frequently if impairment indicators are present.  A qualitative assessment is performed to determine whether the existence of events or circumstances leads to a determination that it is more likely than not the fair value is less than the carrying amount, including goodwill.  If, based on the evaluation, it is determined to be more likely than not that the fair value is less than the carrying value, then goodwill is tested further for impairment.  If the implied fair value of goodwill is lower than its carrying amount, a goodwill impairment is indicated and goodwill is written down to its implied fair value.  Subsequent increases in goodwill fair value are not recognized in the financial statements.
Intangible assets are being amortized on the straight-line basis generally over a period of seven years.  Such assets are periodically evaluated as to the recoverability of their carrying value.
A summary of goodwill and intangible assets is as follows:
	December 31,
	2015	2014
	(In Thousands)

Goodwill – Branch acquisitions	$1,169	$1,169
Deposit intangibles
TeamBank	105	526
Vantus Bank	207	519
Sun Security Bank	964	1,314
InterBank	472	617
Boulevard Bank	641	763
Valley Bank	2,200	2,600
	4,589	6,339

	$5,758	$7,508

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013
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
Earnings per common share (EPS) were computed as follows:
	2015	2014	2013
	(In Thousands, Except Per Share Data)

Net income	$46,502	$43,529	$33,729

Net income available to common shareholders	$45,948	$42,950	$33,150

Average common shares outstanding	13,818	13,700	13,635

Average common share stock options outstanding	182	176	80

Average diluted common shares	14,000	13,876	13,715

Earnings per common share – basic	$3.33	$3.14	$2.43

Earnings per common share – diluted	$3.28	$3.10	$2.42

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013

Options outstanding at December 31, 2015, 2014 and 2013, to purchase 117,600, 500 and 243,510 shares of common stock, respectively, were not included in the computation of diluted earnings per common share for each of the years because the exercise prices of such options were greater than the average market prices of the common stock for the years ended December 31, 2015, 2014 and 2013, respectively.
 Stock Compensation Plans
The Company has stock-based employee compensation plans, which are described more fully in Note 21.  In accordance with FASB ASC 718, Compensation – Stock Compensation, compensation cost related to share-based payment transactions is recognized in the Company's consolidated financial statements based on the grant-date fair value of the award using the modified prospective transition method.  For the years ended December 31, 2015, 2014 and 2013, share-based compensation expense totaling $382,000, $565,000 and $443,000, respectively, was included in salaries and employee benefits expense in the consolidated statements of income.
Cash Equivalents
The Company considers all liquid investments with original maturities of three months or less to be cash equivalents.  At December 31, 2015 and 2014, cash equivalents consisted of interest-bearing deposits in other financial institutions.  At December 31, 2015, nearly all of the interest-bearing deposits were uninsured with nearly all of these balances held at the Federal Home Loan Bank or the Federal Reserve Bank.
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
Deferred income tax expense results from changes in deferred tax assets and liabilities between periods.  Deferred tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination.  The term "more likely than not" means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any.  A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information.  The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances and information available at the reporting date and is subject to management's judgment.  Deferred tax assets are reduced by a valuation allowance if,

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013
based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.  At December 31, 2015 and 2014, no valuation allowance was established.
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
Restriction on Cash and Due From Banks
The Bank is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank.  The reserve required at December 31, 2015 and 2014, respectively, was $58.9 million and $72.3 million.
Recent Accounting Pronouncements
In January 2014, the FASB issued ASU No. 2014-01 to amend FASB ASC Topic 323, Investments – Equity Method and Joint Ventures.  The objective of this Update is to provide guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit.  The amendments in the Update permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met.  Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit).  The Update was effective for the Company beginning January 1, 2015; however, early adoption was permitted.  The Company elected to adopt this Update early, adopting it during the three months ended March 31, 2014.  There was no material impact on the Company's financial position or results of operations, except that the investment

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013

amortization expense which was previously included in Other Noninterest Expense in the Consolidated Statements of Income was moved from Other Noninterest Expense to Provision for Income Taxes in the Consolidated Statements of Income.  For the year ended December 31, 2013, $4.8 million was moved from Other Noninterest Expense to Provision for Income Taxes.  This had the effect of reducing Noninterest Expense and increasing Provision for Income Taxes, but did not have any impact on Net Income.

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
In June 2014, the FASB issued ASU No. 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. The guidance in this Update changes the accounting for repurchase-to-maturity transactions and repurchase financing arrangements. It also requires enhanced disclosures about repurchase agreements and similar transactions. The accounting changes in this Update were effective for public companies for the first interim or annual period beginning after December 15, 2014. In addition, for public companies, the disclosure for certain transactions accounted for as a sale were effective for the first interim or annual period beginning on or after December 15, 2014, and the disclosure for transactions accounted for as secured borrowings was required to be presented for annual periods beginning after December 15, 2014, and interim periods beginning after March 15, 2015.  The adoption of this Update did not have a material effect on the Company's consolidated financial statements.

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

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013

December 15, 2017.  The Company is currently assessing the impact that this guidance will have on its consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis.  The update changes the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIE) or voting interest entities (VOE), and consolidation conclusions could change for entities that are already considered VIEs.  The update also eliminates both the consolidation model specific to limited partnerships and the current presumption that a general partner controls a limited partnership.  The new authoritative guidance is effective for interim and annual periods beginning after December 15, 2015.  The Company is currently assessing the impact that this guidance may have, if any, on its consolidated financial statements.

In May 2015, the FASB issued ASU No. 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities that Calculate Net Asset Value Per Share.  The guidance in this update removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amendments also remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. The new authoritative guidance is effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted, and did not have a material effect on the Company's consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Topic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.  The Update requires investments in equity securities, except for those under the equity method of accounting, to be measured at fair value with changes in fair value recognized through net income.  In addition, the Update requires separate presentation of financial assets and liabilities by measurement category, such as fair value through net income, fair value through other comprehensive income, or amortized cost on the balance sheet or in the notes to the financial statements.  The Update also clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities.  The Update is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  Early application for public entities is permitted under some circumstances.  The Company is currently assessing the impact that this guidance may have, if any, on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842).  The amendments in this Update revise the accounting related to lessee accounting.  Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases.  The Update is effective for the Company beginning in the first quarter of 2019, with early adoption permitted.  Adoption of the standard requires the use of a modified retrospective transition approach for all periods presented at the time of adoption.  The Company is currently assessing the impact this guidance may have on its consolidated financial statements.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013

Note 2:	Investments in Securities
The amortized cost and fair values of securities classified as available-for-sale were as follows:
	December 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)

U.S. government agencies	$20,000	$—	$219	$19,781
Mortgage-backed securities	159,777	2,038	601	161,214
States and political subdivisions	72,951	5,081	1	78,031
Other securities	847	2,983	—	3,830

	$253,575	$10,102	$821	$262,856

	December 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)

U.S. government agencies	$20,000	$—	$486	$19,514
Mortgage-backed securities	254,294	4,325	821	257,798
States and political subdivisions	79,237	5,810	7	85,040
Other securities	847	2,307	—	3,154

	$354,378	$12,442	$1,314	$365,506

At December 31, 2015, the Company's mortgage-backed securities portfolio consisted of GNMA securities totaling $101.6 million, FNMA securities totaling $17.6 million and FHLMC securities totaling $42.0 million.  At December 31, 2015, $143.1 million of the Company's mortgage-backed securities had variable rates of interest and $18.1 million had fixed rates of interest.

The amortized cost and fair value of available-for-sale securities at December 31, 2015, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013

	Amortized	Fair
	Cost	Value
	(In Thousands)

After one through five years	$619	$649
After five through ten years	3,566	3,715
After ten years	88,766	93,448
Securities not due on a single maturity date	159,777	161,214
Equity securities	847	3,830

	$253,575	$262,856

The amortized cost and fair values of securities classified as held to maturity were as follows:
December 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(In Thousands)

States and political subdivisions	$353	$31	$—	$384

December 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(In Thousands)

States and political subdivisions	$450	$49	$—	$499

The held-to-maturity securities at December 31, 2015, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.
	Amortized	Fair
	Cost	Value
	(In Thousands)

After one through five years	$353	$384

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013

The amortized cost and fair values of securities pledged as collateral was as follows at December 31, 2015 and 2014:
	2015		2014

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)

Public deposits	$60,355	$62,288	$130,760	$133,940
Collateralized borrowing accounts	131,813	131,950	160,130	161,145
Other	5,149	5,330	3,965	4,053

	$197,317	$199,568	$294,855	$299,138

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost.  Total fair value of these investments at December 31, 2015 and 2014, was approximately $76.0 million and $106.0 million, respectively, which is approximately 28.9% and 29.0% of the Company's available-for-sale and held-to-maturity investment portfolio, respectively.
Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these debt securities are temporary.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013

The following table shows the Company's gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2015 and 2014:
	2015
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
U.S. government agencies	$20,000	$(219)	$—	$—	$20,000	$(219)
Mortgage-backed securities	45,494	(348)	9,635	(253)	55,129	(601)
States and political subdivisions	—	—	910	(1)	910	(1)

	$65,494	$(567)	$10,545	$(254)	$76,039	$(821)

	2014
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
U.S. government agencies	$—	$—	$20,000	$(486)	$20,000	$(486)
Mortgage-backed securities	40,042	(328)	45,056	(493)	85,098	(821)
States and political subdivisions	—	—	925	(7)	925	(7)

	$40,042	$(328)	$65,981	$(986)	$106,023	$(1,314)

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

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013

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
During 2015, 2014 and 2013, no securities were determined to have impairment that had become other than temporary.
Credit Losses Recognized on Investments
There were no debt securities that have experienced fair value deterioration due to credit losses, as well as due to other market factors, but are not otherwise other-than-temporarily impaired.

Note 3:	Loans and Allowance for Loan Losses
Classes of loans at December 31, 2015 and 2014, included:
	2015	2014
	(In Thousands)

One- to four-family residential construction	$23,526	$40,361
Subdivision construction	38,504	28,593
Land development	58,440	52,096
Commercial construction	600,794	392,929
Owner occupied one- to four-family residential	110,277	87,549
Non-owner occupied one- to four-family residential	149,874	143,051
Commercial real estate	1,043,474	945,876
Other residential	419,549	392,414
Commercial business	357,580	354,012
Industrial revenue bonds	37,362	41,061
Consumer auto	439,895	323,353
Consumer other	74,829	78,029
Home equity lines of credit	83,966	66,272
Acquired FDIC-covered loans, net of discounts	236,071	286,608
Acquired loans no longer covered by FDIC loss sharing
agreements, net of discounts	33,338	49,945
Acquired non-covered loans, net of discounts	93,436	121,982
	3,800,915	3,404,131
Undisbursed portion of loans in process	(418,702)	(323,572)
Allowance for loan losses	(38,149)	(38,435)
Deferred loan fees and gains, net	(3,528)	(3,276)
	$3,340,536	$3,038,848

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013

Classes of loans by aging were as follows:

	December 31, 2015
							Total Loans
						Total	> 90 Days Past
	30-59 Days	60-89 Days	Over 90	Total Past		Loans	Due and
	Past Due	Past Due	Days	Due	Current	Receivable	Still Accruing
	(In Thousands)
One- to four-family
residential construction	$649	$—	$—	$649	$22,877	$23,526	$—
Subdivision construction	—	—	—	—	38,504	38,504	—
Land development	2,245	148	139	2,532	55,908	58,440	—
Commercial construction	1	—	—	1	600,793	600,794	—
Owner occupied one- to four-
family residential	1,217	345	715	2,277	108,000	110,277	—
Non-owner occupied one- to
four-family residential	—	—	345	345	149,529	149,874	—
Commercial real estate	1,035	471	13,488	14,994	1,028,480	1,043,474	—
Other residential	—	—	—	—	419,549	419,549	—
Commercial business	1,020	9	288	1,317	356,263	357,580	—
Industrial revenue bonds	—	—	—	—	37,362	37,362	—
Consumer auto	3,351	891	721	4,963	434,932	439,895	—
Consumer other	943	236	576	1,755	73,074	74,829	—
Home equity lines of credit	212	123	297	632	83,334	83,966	—
Acquired FDIC-covered loans, net of discounts	7,936	603	9,712	18,251	217,820	236,071	—
Acquired loans no longer covered by FDIC loss sharing agreements,
net of discounts	989	39	33	1,061	32,277	33,338	—
Acquired non-covered loans, net of discounts	1,081	638	5,914	7,633	85,803	93,436	—
	20,679	3,503	32,228	56,410	3,744,505	3,800,915	—
Less FDIC-supported loans,
and acquired non-covered loans, net of discounts	10,006	1,280	15,659	26,945	335,900	362,845	—

Total	$10,673	$2,223	$16,569	$29,465	$3,408,605	$3,438,070	$—

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013

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

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013

Nonaccruing loans are summarized as follows:
	December 31,
	2015	2014
	(In Thousands)

One- to four-family residential construction	$—	$—
Subdivision construction	—	—
Land development	139	255
Commercial construction	—	—
Owner occupied one- to four-family residential	715	859
Non-owner occupied one- to four-family
residential	345	296
Commercial real estate	13,488	4,512
Other residential	—	—
Commercial business	288	411
Industrial revenue bonds	—	—
Consumer auto	721	316
Consumer other	576	404
Home equity lines of credit	297	318

Total	$16,569	$7,371

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013

The following table presents the activity in the allowance for loan losses by portfolio segment for the year ended December 31, 2015.  Also presented are the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of December 31, 2015:

	One- to Four-
	Family
	Residential
	and	Other	Commercial	Commercial	Commercial
	Construction	Residential	Real Estate	Construction	Business	Consumer	Total
	(In Thousands)
Allowance for Loan Losses
Balance, January 1, 2015	$3,455	$2,941	$19,773	$3,562	$3,679	$5,025	$38,435
Provision (benefit) charged to expense	1,428	193	(2,753)	(619)	1,450	5,820	5,519
Losses charged off	(80)	(2)	(2,584)	(329)	(1,202)	(5,315)	(9,512)
Recoveries	97	58	302	405	276	2,569	3,707

Balance,
December 31, 2015	$4,900	$3,190	$14,738	$3,019	$4,203	$8,099	$38,149

Ending balance:
Individually evaluated
for impairment	$731	$—	$2,556	$1,391	$1,115	$300	$6,093
Collectively evaluated
for impairment	$3,464	$3,122	$11,888	$1,570	$2,862	$7,647	$30,553
Loans acquired and
accounted for under
ASC 310-30	$705	$68	$294	$58	$226	$152	$1,503

Loans
Individually evaluated
for impairment	$6,129	$9,533	$34,629	$7,555	$2,365	$1,950	$62,161
Collectively evaluated
for impairment	$316,052	$410,016	$1,008,845	$651,679	$392,577	$596,740	$3,375,909
Loans acquired and
accounted for under
ASC 310-30	$194,697	$35,945	$73,148	$4,981	$10,500	$43,574	$362,845

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013

The following table presents the activity in the allowance for loan losses by portfolio segment for the year ended December 31, 2014.  Also presented are the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of December 31, 2014:

	One- to Four-
	Family
	Residential
	and	Other	Commercial	Commercial	Commercial
	Construction	Residential	Real Estate	Construction	Business	Consumer	Total
	(In Thousands)
Allowance for Loan Losses
Balance, January 1, 2014	$6,235	$2,678	$16,939	$4,464	$6,451	$3,349	$40,116
Provision (benefit) charged to expense	(1,025)	227	1,855	(957)	409	3,642	4,151
Losses charged off	(2,251)	(1)	(2,160)	(126)	(3,286)	(4,005)	(11,829)
Recoveries	496	37	3,139	181	105	2,039	5,997

Balance,
December 31, 2014	$3,455	$2,941	$19,773	$3,562	$3,679	$5,025	$38,435

Ending balance:
Individually evaluated
for impairment	$829	$—	$1,751	$1,507	$823	$232	$5,142
Collectively evaluated
for impairment	$2,532	$2,923	$16,671	$1,905	$2,805	$4,321	$31,157
Loans acquired and
accounted for under
ASC 310-30	$94	$18	$1,351	$150	$51	$472	$2,136

Loans
Individually evaluated
for impairment	$11,488	$9,804	$28,641	$7,601	$2,725	$1,480	$61,739
Collectively evaluated
for impairment	$288,066	$382,610	$917,235	$437,424	$392,348	$466,174	$2,883,857
Loans acquired and
accounted for under
ASC 310-30	$234,158	$48,470	$107,278	$1,937	$17,789	$48,903	$458,535

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013

The following table presents the activity in the allowance for loan losses by portfolio segment for the year ended December 31, 2013.  Also presented are the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of December 31, 2013:

	One- to Four-
	Family
	Residential
	and	Other	Commercial	Commercial	Commercial
	Construction	Residential	Real Estate	Construction	Business	Consumer	Total
	(In Thousands)
Allowance for Loan Losses
Balance, January 1, 2013	$6,822	$4,327	$17,441	$3,938	$5,096	$3,025	$40,649
Provision charged to expense	1,496	1,556	6,922	1,142	4,404	1,866	17,386
Losses charged off	(2,196)	(3,248)	(9,836)	(788)	(4,072)	(3,312)	(23,452)
Recoveries	113	43	2,412	172	1,023	1,770	5,533

Balance,
December 31, 2013	$6,235	$2,678	$16,939	$4,464	$6,451	$3,349	$40,116

Ending balance:
Individually evaluated
for impairment	$2,501	$—	$90	$473	$4,162	$218	$7,444
Collectively evaluated
for impairment	$3,734	$2,678	$16,845	$3,991	$2,287	$3,131	$32,666
Loans acquired and
accounted for under
ASC 310-30	$—	$—	$4	$—	$2	$—	$6

Loans
Individually evaluated
for impairment	$13,055	$10,983	$31,591	$12,628	$8,755	$1,389	$78,401
Collectively evaluated
for impairment	$297,057	$314,616	$791,329	$229,332	$306,514	$273,871	$2,212,619
Loans acquired and
accounted for under
ASC 310-30	$206,964	$35,095	$84,591	$6,989	$4,883	$47,642	$386,164

The portfolio segments used in the preceding three tables correspond to the loan classes used in all other tables in Note 3 as follows:

•	The one- to four-family residential and construction segment includes the one- to four-family residential construction, subdivision construction, owner occupied one- to four-family residential and non-owner occupied one- to four-family residential classes.
•	The other residential segment corresponds to the other residential class.
•	The commercial real estate segment includes the commercial real estate and industrial revenue bonds classes.
•	The commercial construction segment includes the land development and commercial construction classes.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013

•	The commercial business segment corresponds to the commercial business class.
•	The consumer segment includes the consumer auto, consumer other and home equity lines of credit classes.

The weighted average interest rate on loans receivable at December 31, 2015 and 2014, was 4.56% and 4.66%, respectively.

Loans serviced for others are not included in the accompanying consolidated statements of financial condition.  The unpaid principal balances of loans serviced for others were $237.7 million and $266.4 million at December 31, 2015 and 2014, respectively.  In addition, available lines of credit on these loans were $32.3 million and $33.0 million at December 31, 2015 and 2014, respectively.

A loan is considered impaired, in accordance with the impairment accounting guidance (FASB ASC 310-10-35-16) when, based on current information and events, it is probable the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.  Impaired loans include not only nonperforming loans but also loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties.

The following summarizes information regarding impaired loans at and during the years ended December 31, 2015, 2014 and 2013:
				Year Ended
	December 31, 2015			December 31, 2015
				Average
		Unpaid		Investment	Interest
	Recorded	Principal	Specific	in Impaired	Income
	Balance	Balance	Allowance	Loans	Recognized
	(In Thousands)

One- to four-family residential construction	$—	$—	$—	$633	$35
Subdivision construction	1,061	1,061	214	3,533	109
Land development	7,555	7,644	1,391	7,432	287
Commercial construction	—	—	—	—	—
Owner occupied one- to four-family
residential	3,166	3,427	389	3,587	179
Non-owner occupied one- to four-family
residential	1,902	2,138	128	1,769	100
Commercial real estate	34,629	37,259	2,556	28,610	1,594
Other residential	9,533	9,533	—	9,670	378
Commercial business	2,365	2,539	1,115	2,268	138
Industrial revenue bonds	—	—	—	—	—
Consumer auto	791	829	119	576	59
Consumer other	802	885	120	672	74
Home equity lines of credit	357	374	61	403	27

Total	$62,161	$65,689	$6,093	$59,153	$2,980

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013

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

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013

At December 31, 2015, $25.1 million of impaired loans had specific valuation allowances totaling $6.1 million.  At December 31, 2014, $20.0 million of impaired loans had specific valuation allowances totaling $5.1 million.  At December 31, 2013, $18.0 million of impaired loans had specific valuation allowances totaling $7.4 million.  For impaired loans which were nonaccruing, interest of approximately $1.0 million, $1.1 million and $1.6 million would have been recognized on an accrual basis during the years ended December 31, 2015, 2014 and 2013, respectively.

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
The following table presents newly restructured loans during 2015 and 2014 by type of modification:
	2015
				Total
	Interest Only	Term	Combination	Modification
	(In Thousands)

Mortgage loans on real estate:
Residential one-to-four family	$—	$407	$164	$571
Commercial	—	115	—	115
Commercial	—	1,095	—	1,095
Consumer	—	97	—	97

	$—	$1,714	$164	$1,878

	2014
				Total
	Interest Only	Term	Combination	Modification
	(In Thousands)

Mortgage loans on real estate:
One- to four-family
residential construction	$—	$—	$223	$223
Subdivision construction	—	250	—	250
Residential one-to-four family	308	426	—	734
Commercial	506	1,928	—	2,434
Other residential	—	1,881	—	1,881
Commercial	—	1,150	—	1,150
Consumer	—	145	—	145

	$814	$5,780	$223	$6,817

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013

At December 31, 2015, the Company had $45.0 million of loans that were modified in troubled debt restructurings and impaired, as follows:  $7.9 million of construction and land development loans, $13.5 million of single family and multi-family residential mortgage loans, $21.3 million of commercial real estate loans, $2.0 million of commercial business loans and $311,000 of consumer loans.  Of the total troubled debt restructurings at December 31, 2015, $39.0 million were accruing interest and $12.2 million were classified as substandard using the Company's internal grading system which is described below. The Company had no troubled debt restructurings which were modified in the previous 12 months and subsequently defaulted during the year ended December 31, 2015.  When loans modified as troubled debt restructuring have subsequent payment defaults, the defaults are factored into the determination of the allowance for loan losses to ensure specific valuation allowances reflect amounts considered uncollectible.  At December 31, 2014, the Company had $47.6 million of loans that were modified in troubled debt restructurings and impaired, as follows:  $8.3 million of construction and land development loans, $13.8 million of single family and multi-family residential mortgage loans, $23.3 million of commercial real estate loans, $1.9 million of commercial business loans and $324,000 of consumer loans.  Of the total troubled debt restructurings at December 31, 2014, $39.2 million were accruing interest and $18.3 million were classified as substandard using the Company's internal grading system.
During the year ended December 31, 2015, borrowers with loans designated as troubled debt restructurings totaling $2.7 million met the criteria for placement back on accrual status.  This criteria is generally a minimum of six months of payment performance under original or modified terms.  The $2.7 million was made up of $1.3 million of commercial real estate loans, $1.0 million of residential mortgage loans, $337,000 of construction and land development loans, $43,000 of consumer loans and $29,000 of commercial business loans.
The Company reviews the credit quality of its loan portfolio using an internal grading system that classifies loans as "Satisfactory," "Watch," "Special Mention," "Substandard" and "Doubtful."  Substandard loans are characterized by the distinct possibility that the Bank will sustain some loss if certain deficiencies are not corrected.  Doubtful loans are those having all the weaknesses inherent to those classified Substandard with the added characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.  Special mention loans possess potential weaknesses that deserve management's close attention but do not expose the Bank to a degree of risk that warrants substandard classification.  Loans classified as watch are being monitored because of indications of potential weaknesses or deficiencies that may require future classification as special mention or substandard.  Loans not meeting any of the criteria previously described are considered satisfactory.  The acquired FDIC-covered loans are evaluated using this internal grading system.  These loans are accounted for in pools and are currently substantially covered through loss sharing agreements with the FDIC.  Minimal adverse classification in the loan pools was identified as of December 31, 2015 and 2014, respectively.  The acquired loans no longer covered by the FDIC are also evaluated using this internal grading system, and are accounted for in pools.  Minimal adverse classification in the loan pools was identified as of December 31, 2015 and 2014, respectively.  The acquired non-covered loans are also evaluated using this internal grading system.  These loans are accounted for in pools and minimal adverse classification in the loan pools was identified as of December 31, 2015.  See Note 4 for further discussion of the acquired loan pools and loss sharing agreements.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013

The Company evaluates the loan risk internal grading system definitions and allowance for loan loss methodology on an ongoing basis.  In the fourth quarter of 2014, the Company began using a three-year average of historical losses for the general component of the allowance for loan loss calculation.  The Company had previously used a five-year average.  The Company believes that the three-year average provides a better representation of the current risks in the loan portfolio.  This change was made after consultation with our regulators and other third-party consultants, as well as a review of the practices used by the Company's peers.  This change did not materially affect the level of the allowance for loan losses.  The general component of the allowance for loan losses is affected by several factors, including, but not limited to, average historical losses, the current composition of the loan portfolio, current and expected economic conditions, collateral values and internal risk ratings.  Management considers all these factors in determining the adequacy of its allowance for loan losses.  No other significant changes were made to the loan risk grading system definitions and allowance for loan loss methodology during the past year.

The loan grading system is presented by loan class below:

	December 31, 2015
			Special
	Satisfactory	Watch	Mention	Substandard	Doubtful	Total
	(In Thousands)
One- to four-family residential
construction	$22,798	$—	$728	$—	$—	$23,526
Subdivision construction	34,370	263	3,407	464	—	38,504
Land development	47,357	6,992	—	4,091	—	58,440
Commercial construction	600,794	—	—	—	—	600,794
Owner occupied one- to-four-
family residential	108,584	587	—	1,106	—	110,277
Non-owner occupied one- to-
four-family residential	144,744	516	3,827	787	—	149,874
Commercial real estate	1,005,894	18,805	—	18,775	—	1,043,474
Other residential	409,172	8,422	—	1,955	—	419,549
Commercial business	355,370	1,303	438	469	—	357,580
Industrial revenue bonds	37,362	—	—	—	—	37,362
Consumer auto	439,157	—	—	738	—	439,895
Consumer other	74,167	—	—	662	—	74,829
Home equity lines of credit	83,627	—	—	339	—	83,966
Acquired FDIC-covered loans,
net of discounts	236,055	—	—	16	—	236,071
Acquired loans no longer covered
by FDIC loss sharing
agreements, net of discounts	33,237	—	—	101	—	33,338
Acquired non-covered loans,
net of discounts	91,614	—	—	1,822	—	93,436

Total	$3,724,302	$36,888	$8,400	$31,325	$—	$3,800,915

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013

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
Certain directors and executive officers of the Company and the Bank are customers of and had transactions with the Bank in the ordinary course of business.  Except for the interest rates on loans secured by personal residences, in the opinion of management, all loans included in such transactions were made on substantially the same terms as those prevailing at the time for comparable transactions with unrelated parties.  Generally, residential first mortgage loans and home equity lines of credit to all employees and directors have been granted at interest rates equal to the Bank's cost of funds, subject to annual adjustments in the case of residential first mortgage loans and monthly adjustments in the case of home equity lines of credit.  At December 31, 2015 and 2014, loans outstanding to these directors and executive officers are summarized as follows:

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013

	December 31,
	2015	2014
	(In Thousands)

Balance, beginning of year	$16,028	$7,093
New loans	3,390	10,427
Payments	(5,131)	(1,492)

Balance, end of year	$14,287	$16,028

Note 4:	Acquired Loans, Loss Sharing Agreements and FDIC Indemnification Assets
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

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013

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
The Bank originally recorded the fair value of the acquired loans at their preliminary fair value of $222.8 million and the related FDIC indemnification asset was originally recorded at its preliminary fair value of $153.6 million.  As discussed above, these initial fair values were adjusted during the measurement period, resulting in a final fair value at the acquisition date of $264.4 million for acquired loans and $128.3 million for the FDIC indemnification asset.  A discount was recorded in conjunction with the fair value of the acquired loans and the amount accreted to yield during 2015, 2014 and 2013 was $-0-, $-0- and $134,000, respectively.
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
The loans, commitments and foreclosed assets purchased in the Vantus Bank transaction were covered by a loss sharing agreement between the FDIC and Great Southern Bank.  Under the loss sharing agreement, the Bank shares in the losses on assets covered under the agreement (referred to as covered assets).  On losses up to $102.0 million, the FDIC agreed to reimburse the Bank for 80% of the losses.  On losses exceeding $102.0 million, the FDIC agreed to reimburse the Bank for 95% of the losses.  Realized losses covered by the loss sharing agreement include loan contractual balances (and related unfunded commitments that were acquired), accrued interest on loans for up to 90 days, the book value of foreclosed real estate acquired, and certain direct costs, less cash or other consideration received by Great Southern.  This agreement extends for ten years for 1-4 family real estate loans and for five years for other loans, which five-year period ended September 30, 2014.  The value of this loss sharing agreement was considered in determining fair values of loans and foreclosed assets acquired.  The loss sharing agreement is subject to the Bank following servicing procedures as specified in the agreement with the FDIC.  The expected reimbursements under the loss sharing agreement were recorded as an indemnification asset at their preliminary estimated fair value of $62.2 million on the acquisition date.  Based upon the acquisition date fair values of the net assets acquired, no goodwill was recorded.  The transaction resulted in a preliminary one-time gain of $45.9 million, which was included in Noninterest Income in the Company's Consolidated Statement of Income for the year ended December 31, 2009.  During 2010, the Company continued to analyze its estimates of the fair values of the loans acquired

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013

and the indemnification asset recorded.  The Company finalized its analysis of these assets without adjustments to the initial fair value estimates.  The Bank recorded the fair value of the acquired loans at their estimated fair value of $247.0 million and the related FDIC indemnification asset was recorded at its estimated fair value of $62.2 million.  A discount was recorded in conjunction with the fair value of the acquired loans and the amount accreted to yield during 2015, 2014 and 2013 was $-0-, $-0- and $104,000, respectively.
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
The loans and foreclosed assets purchased in the Sun Security Bank transaction are covered by a loss sharing agreement between the FDIC and Great Southern Bank.  Under the loss sharing agreement, the FDIC has agreed to cover 80% of the losses on the loans (excluding approximately $4 million of consumer loans) and foreclosed assets purchased subject to certain limitations.  Realized losses covered by the loss sharing agreement include loan contractual balances (and related unfunded commitments that were acquired), accrued interest on loans for up to 90 days, the book value of foreclosed real estate acquired, and certain direct costs, less cash or other consideration received by Great Southern.  This agreement extends for ten years for 1-4 family real estate loans and for five years for other loans.  The value of this loss sharing agreement was considered in determining fair values of loans and foreclosed assets acquired.  The loss sharing agreement is subject to the Bank following servicing procedures as specified in the agreement with the FDIC.  The expected reimbursements under the loss sharing agreement were recorded as an indemnification asset at their preliminary estimated fair value of $67.4 million on the acquisition date.  Based upon the acquisition date fair values of the net assets acquired, no goodwill was recorded.  The transaction resulted in a preliminary one-time gain of $16.5 million, which was included in Noninterest Income in the Company's Consolidated Statement of Income for the year ended December 31, 2011.  During 2012, the Company continued to analyze its estimates of the fair values of the loans acquired and the indemnification asset recorded.  The Company finalized its analysis of these assets without adjustments to the initial fair value estimates.  The Bank recorded the fair value of the acquired loans at their estimated fair value of $163.7 million and the related FDIC indemnification asset was recorded at its estimated fair value of $67.4 million.  A discount was recorded in conjunction with the fair value of the acquired loans and the amount accreted to yield during 2015, 2014 and 2013 was $-0-, $105,000 and $974,000, respectively.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013

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
The loans and foreclosed assets purchased in the InterBank transaction are covered by a loss sharing agreement between the FDIC and Great Southern Bank.  Under the loss sharing agreement, the FDIC has agreed to cover 80% of the losses on the loans (excluding approximately $60,000 of consumer loans) and foreclosed assets purchased subject to certain limitations.  Realized losses covered by the loss sharing agreement include loan contractual balances (and related unfunded commitments that were acquired), accrued interest on loans for up to 90 days, the book value of foreclosed real estate acquired, and certain direct costs, less cash or other consideration received by Great Southern.  This agreement extends for ten years for 1-4 family real estate loans and for five years for other loans.  The value of this loss sharing agreement was considered in determining fair values of loans and foreclosed assets acquired.  The loss sharing agreement is subject to the Bank following servicing procedures as specified in the agreement with the FDIC.  The expected reimbursements under the loss sharing agreement were recorded as an indemnification asset at their preliminary estimated fair value of $84.0 million on the acquisition date.  Based upon the acquisition date fair values of the net assets acquired, no goodwill was recorded.  The transaction resulted in a preliminary one-time gain of $31.3 million, which was included in Noninterest Income in the Company's Consolidated Statement of Income for the year ended December 31, 2012.  During 2012, the Company continued to analyze its estimates of the fair values of the loans acquired and the indemnification asset recorded.  The Company finalized its analysis of these assets without adjustments to the initial fair value estimates.  The Bank recorded the fair value of the acquired loans at their estimated fair value of $285.5 million and the related FDIC indemnification asset was recorded at its estimated fair value of $84.0 million.  A premium was recorded in conjunction with the fair value of the acquired loans and the amount amortized to yield during 2015, 2014 and 2013 was $459,000, $544,000 and $636,000, respectively.
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

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013

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
In this transaction, the Company acquired assets with a fair value of approximately $378.7 million (approximately 10.0% of the Company's total consolidated assets at acquisition) and assumed liabilities with a fair value of approximately $367.9 million (approximately 9.8% of the Company's total consolidated assets at acquisition).  Based upon the acquisition date fair values of the net assets acquired, no goodwill was recorded.  The transaction resulted in a preliminary one-time gain of $10.8 million, which was included in Noninterest Income in the Company's Consolidated Statement of Income for the year ended December 31, 2014.  During 2014, the Company continued to analyze its estimates of the fair values of the assets acquired and liabilities assumed.  The Company finalized its analysis of these assets and liabilities without adjustments to the initial fair value estimates.  The Bank recorded the fair value of the acquired loans at their estimated fair value of $165.1 million.  A premium was recorded in conjunction with the fair value of the acquired loans and the amount amortized to yield during 2015 and 2014 was $794,000 and $501,000, respectively.
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
The amount of the estimated cash flows expected to be received from the acquired loan pools in excess of the fair values recorded for the loan pools is referred to as the accretable yield.  The accretable yield is recognized as interest income over the estimated lives of the loans.  The Company continues to evaluate the fair value of the loans including cash flows expected to be collected.  Increases in the Company's cash flow expectations are recognized as increases to the accretable yield while decreases are recognized as impairments through the allowance for loan losses.  During the years ended December 31, 2015, 2014 and 2013, increases in expected cash flows related to the acquired loan portfolios resulted in adjustments to the accretable yield to be spread over the estimated remaining lives of the loans on a level-yield basis.  The increases in expected cash flows also reduced the amount of expected reimbursements under the loss sharing agreements.  This resulted in corresponding adjustments during the years ended December 31, 2015, 2014 and 2013, to the indemnification assets to be amortized on a level-yield basis over the remainder of the loss sharing agreements or the remaining expected lives of the loan pools, whichever is shorter.  The amounts of these adjustments were as follows:

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013

	Year Ended December 31,
	2015	2014	2013
	(In Thousands)
Increase in accretable yield due to increased
cash flow expectations	$13,720	$31,461	$40,947
Decrease in FDIC indemnification asset
as a result of accretable yield increase	(5,056)	(23,129)	(32,597)

The adjustments, along with those made in previous years, impacted the Company's Consolidated Statements of Income as follows:
	Year Ended December 31,
	2015	2014	2013
	(In Thousands)
Interest income	$28,531	$34,974	$35,211
Noninterest income	(19,534)	(28,740)	(29,451)

Net impact to pre-tax income	$8,997	$6,234	$5,760

On an on-going basis the Company estimates the cash flows expected to be collected from the acquired loan pools.  For the loan pools acquired in 2009, the cash flow estimates have increased, beginning with the fourth quarter of 2010, based on payment histories and reduced loss expectations of the loan pools.  For the loan pools acquired in 2012 and 2011, the cash flow estimates have increased, beginning in 2012.  For the loan pools acquired in 2014, the cash flow estimates have increased, beginning at the end of 2014.  This resulted in increased income that was spread on a level-yield basis over the remaining expected lives of the loan pools.
Because these adjustments will be recognized over the remaining lives of the loan pools and the remainder of the loss sharing agreements, respectively, they will impact future periods as well. The remaining accretable yield adjustment that will affect interest income is $12.0 million and the remaining adjustment to the indemnification assets, including the effects of the clawback liability related to Interbank, that will affect non-interest income (expense) is $(8.6) million. Of the remaining adjustments, we expect to recognize $9.1 million of interest income and $(6.0) million of non-interest income (expense) during 2016. Additional adjustments may be recorded in future periods from the FDIC-assisted acquisitions, as the Company continues to estimate expected cash flows from the acquired loan pools.
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
December 31, 2015, 2014 and 2013

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
At December 31, 2015, 2014 and 2013, the Bank's internal estimate of credit performance was expected to be better than the threshold set by the FDIC in the loss sharing agreement.  Therefore, a separate clawback liability totaling $6.6 million, $6.1 million and $3.7 million was recorded at December 31, 2015, 2014 and 2013, respectively.  As changes in the fair values of the loans and foreclosed assets are determined due to changes in expected cash flows, changes in the amount of the clawback liability will occur.
In addition, beginning in the three months ended December 31, 2014, the Company's net interest margin has been impacted by additional yield accretion recognized in conjunction with updated estimates of the fair value of the loan pools acquired in the June 2014 Valley Bank FDIC-assisted transaction. Beginning with the three months ended December 31, 2014, the cash flow estimates have increased for certain of the Valley Bank loan pools primarily based on significant loan repayments and also due to collection of certain loans, thereby reducing loss expectations on certain of the loan pools. This resulted in increased income that was spread on a level-yield basis over the remaining expected lives of these loan pools. The Valley Bank transaction does not include a loss sharing agreement with the FDIC. Therefore, there is no related indemnification asset. The entire amount of the discount adjustment will be accreted to interest income over time with no offsetting impact to non-interest income.  The amount of the Valley Bank discount adjustment accreted to interest income for 2015 was $5.7 million, and is included in the impact on net interest income/net interest margin amount in the table above.
TeamBank Loans, Foreclosed Assets and Indemnification Asset
The following tables present the balances of the loans, discount and FDIC indemnification asset related to the TeamBank transaction at December 31, 2015 and 2014.  Through December 31, 2015, gross loan balances (due from the borrower) were reduced approximately $407.1 million since the transaction date, because of $274.1 million of repayments by the borrower, $61.7 million of transfers to foreclosed assets and $71.3 million of charge-downs to customer loan balances.  Based upon the collectability analyses performed at the time of the acquisition, we expected certain levels of foreclosures and charge-offs and actual results have been better than our expectations.  As a result, cash flows expected to be received from the acquired loan pools have increased, resulting in adjustments that were made to the related accretable yield as described above.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013

	December 31, 2015
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$29,115	$—
Reclassification from nonaccretable discount
to accretable discount due to change in	(1,285)	—
expected losses (net of accretion to date)
Original estimated fair value of assets, net of
activity since acquisition date	(27,660)	—
Expected loss remaining	170	—
Assumed loss sharing recovery percentage	90%	0%
Expected loss sharing value	154	—
Indemnification asset to be amortized resulting from		—
change in expected losses	241	—

FDIC indemnification asset	$395	$—

	December 31, 2014
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$43,855	$132
Reclassification from nonaccretable discount
to accretable discount due to change in
expected losses (net of accretion to date)	(1,923)	—
Original estimated fair value of assets, net of
activity since acquisition date	(41,560)	(119)
Expected loss remaining	372	13
Assumed loss sharing recovery percentage	85%	77%
Expected loss sharing value	315	10
Indemnification asset to be amortized resulting from
change in expected losses	359	—

FDIC indemnification asset	$674	$10

Vantus Bank Loans, Foreclosed Assets and Indemnification Asset
The following tables present the balances of the loans, discount and FDIC indemnification asset related to the Vantus Bank transaction at December 31, 2015 and 2014.  Through December 31, 2015, gross loan balances (due from the borrower) were reduced approximately $299.7 million since the transaction date, because of $253.8 million of repayments by the borrower, $16.6 million of transfers to foreclosed assets and $29.3 million of charge-downs to customer loan balances.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013

Based upon the collectability analyses performed at the time of the acquisition, we expected certain levels of foreclosures and charge-offs and actual results have been better than our expectations.  As a result, cash flows expected to be received from the acquired loan pools have increased, resulting in adjustments that were made to the related accretable yield as described above.
	December 31, 2015
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$31,818	$608
Reclassification from nonaccretable discount
to accretable discount due to change in
expected losses (net of accretion to date)	(470)	—
Original estimated fair value of assets, net of
activity since acquisition date	(31,092)	(418)
Expected loss remaining	256	190
Assumed loss sharing recovery percentage	61%	0%
Expected loss sharing value	156	—
Indemnification asset to be amortized resulting from
change in expected losses	319	—

FDIC indemnification asset	$475	$—

	December 31, 2014
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$42,138	$1,084
Reclassification from nonaccretable discount
to accretable discount due to change in
expected losses (net of accretion to date)	(504)	—
Original estimated fair value of assets, net of
activity since acquisition date	(40,997)	(894)
Expected loss remaining	637	190
Assumed loss sharing recovery percentage	72%	0%
Expected loss sharing value	461	—
Indemnification asset to be amortized resulting from
change in expected losses	324	—

FDIC indemnification asset	$785	$—

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013

Sun Security Bank Loans, Foreclosed Assets and Indemnification Asset
The following tables present the balances of the loans, discount and FDIC indemnification asset related to the Sun Security Bank transaction at December 31, 2015 and 2014.  Through December 31, 2015, gross loan balances (due from the borrower) were reduced approximately $190.6 million since the transaction date, because of $130.8 million of repayments by the borrower, $28.2 million of transfers to foreclosed assets and $31.6 million of charge-downs to customer loan balances.  Based upon the collectability analyses performed at the time of the acquisition, we expected certain levels of foreclosures and charge-offs and actual results have been better than our expectations.  As a result, cash flows expected to be received from the acquired loan pools have increased, resulting in adjustments that were made to the related accretable yield as described above.  Of the $1.3 million expected loss remaining, $259,000 is non-loss share discount.
	December 31, 2015
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$43,855	$557
Reclassification from nonaccretable discount
to accretable discount due to change in
expected losses (net of accretion to date)	(2,171)	—
Original estimated fair value of assets, net of
activity since acquisition date	(40,349)	(461)
Expected loss remaining	1,335	96
Assumed loss sharing recovery percentage	34%	80%
Expected loss sharing value	456	77
Indemnification asset to be amortized resulting from
change in expected losses	1,725	—
Accretable discount on FDIC indemnification asset	(36)	(63)

FDIC indemnification asset	$2,145	$14

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013

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

InterBank Loans, Foreclosed Assets and Indemnification Asset
The following tables present the balances of the loans, discount and FDIC indemnification asset related to the InterBank transaction at December 31, 2015 and 2014.  Through December 31, 2015, gross loan balances (due from the borrower) were reduced approximately $199.7 million since the transaction date, because of $163.9 million of repayments by the borrower, $14.4 million of transfers to foreclosed assets and $21.4 million of charge-offs to customer loan balances.  Based upon the collectability analyses performed at the time of the acquisition, we expected certain levels of foreclosures and charge-offs and actual results have been better than our expectations.  As a result, cash flows expected to be received from the acquired loan pools have increased, resulting in adjustments that were made to the related accretable yield as described above.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013

	December 31, 2015
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$193,654	$2,110
Noncredit premium/(discount), net of
activity since acquisition date	902	—
Reclassification from nonaccretable discount
to accretable discount due to change in
expected losses (net of accretion to date)	(4,901)	—
Original estimated fair value of assets, net of
activity since acquisition date	(170,308)	(1,392)
Expected loss remaining	19,347	718
Assumed loss sharing recovery percentage	83%	80%
Expected loss sharing value	16,032	575
FDIC loss share clawback	2,360	—
Indemnification asset to be amortized resulting from
change in expected losses	3,920	—
Accretable discount on FDIC indemnification asset	(1,801)	(33)
FDIC indemnification asset	$20,511	$542

	December 31, 2014
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$244,977	$4,494
Noncredit premium/(discount), net of
activity since acquisition date	1,361	—
Reclassification from nonaccretable discount
to accretable discount due to change in
expected losses (net of accretion to date)	(19,566)	—
Original estimated fair value of assets, net of
activity since acquisition date	(201,830)	(3,986)
Expected loss remaining	24,942	508
Assumed loss sharing recovery percentage	82%	80%
Expected loss sharing value	20,509	406
FDIC loss share clawback	3,620	—
Indemnification asset to be amortized resulting from
change in expected losses	15,652	—
Accretable discount on FDIC indemnification asset	(2,967)	(33)
FDIC indemnification asset	$36,814	$373

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013

Valley Bank Loans and Foreclosed Assets
The following tables present the balances of the loans and discount related to the Valley Bank transaction at December 31, 2015 and 2014.  Through December 31, 2015, gross loan balances (due from the borrower) were reduced approximately $83.4 million since the transaction date, because of $75.6 million of repayments by the borrower, $1.6 million of transfers to foreclosed assets and $6.2 million of charge-offs to customer loan balances.  The Valley Bank transaction did not include a loss sharing agreement; however, the loans were recorded at a discount, which is accreted to yield over the life of the loans.  Based upon the collectability analyses performed at the time of the acquisition, we expected certain levels of foreclosures and charge-offs and actual results have been better than our expectations.  As a result, cash flows expected to be received from the acquired loan pools have increased, resulting in adjustments that were made to the related accretable yield as described above.
	December 31, 2015
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis, net of activity
since acquisition date	$109,791	$1,017
Noncredit premium/(discount), net of
activity since acquisition date	719	—
Reclassification from nonaccretable discount
to accretable discount due to change in
expected losses (net of accretion to date)	(3,213)	—
Original estimated fair value of assets, net of
activity since acquisition date	(93,436)	(995)
Expected loss remaining	$13,861	$22

	December 31, 2014
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis, net of activity
since acquisition date	$145,845	$778
Noncredit premium/(discount), net of
activity since acquisition date	1,514	—
Reclassification from nonaccretable discount
to accretable discount due to change in
expected losses (net of accretion to date)	(1,519)	—
Original estimated fair value of assets, net of
activity since acquisition date	(121,982)	(778)
Expected loss remaining	$23,858	$—

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013

Changes in the accretable yield for acquired loan pools were as follows for the years ended December 31, 2015, 2014 and 2013:
			Sun
	TeamBank	Vantus Bank	Security Bank	InterBank	Valley Bank
	(In Thousands)

Balance, January 1, 2013	$12,128	$13,538	$11,259	$42,574	$—
Accretion	(9,473)	(8,940)	(16,885)	(28,667)	—
Reclassification from nonaccretable difference(1)	4,747	1,127	16,739	26,188	—

Balance, December 31, 2013	7,402	5,725	11,113	40,095	—
Additions	—	—	—	—	22,976
Accretion	(4,138)	(3,835)	(10,590)	(37,994)	(4,788)
Reclassification from nonaccretable difference(1)	3,601	2,563	7,429	33,991	(7,056)

Balance, December 31, 2014	6,865	4,453	7,952	36,092	11,132
Accretion	(3,265)	(2,541)	(5,487)	(28,767)	(10,975)
Reclassification from nonaccretable difference(1)	205	1,448	3,459	9,022	8,159

Balance, December 31, 2015	$3,805	$3,360	$5,924	$16,347	$8,316

(1)
Represents increases in estimated cash flows expected to be received from the acquired loan pools, primarily due to lower estimated credit losses.  The numbers also include changes in expected accretion of the loan pools for TeamBank, Vantus Bank, Sun Security Bank, InterBank and Valley Bank for the year ended December 31, 2015, totaling $40,000, $1.1 million, $2.0 million, $4.8 million and $759,000, respectively; for TeamBank, Vantus Bank, Sun Security Bank, InterBank and Valley Bank for the year ended December 31, 2014, totaling $3.2 million, $2.4 million, $3.9 million, $9.2 million and $(9.6 million), respectively; and for TeamBank, Vantus Bank, Sun Security Bank and InterBank for the year ended December 31, 2013, totaling $2.3 million, $611,000, $4.8 million and $146,000, respectively.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013

Note 5:	Other Real Estate Owned
Major classifications of other real estate owned at December 31, 2015 and 2014, were as follows:
	2015	2014
	(In Thousands)
Foreclosed assets held for sale
One- to four-family construction	$—	$223
Subdivision construction	7,016	9,857
Land development	12,133	17,168
Commercial construction	—	—
One- to four-family residential	1,375	3,353
Other residential	2,150	2,625
Commercial real estate	3,608	1,632
Commercial business	—	59
Consumer	1,109	624
	27,391	35,541
FDIC-supported foreclosed assets, net of discounts	1,834	5,695
Acquired foreclosed assets no longer covered by
FDIC loss sharing agreements, net of discounts	460	879
Acquired foreclosed assets not covered by FDIC
loss sharing agreements, net of discounts (Valley Bank)	995	778

Foreclosed assets held for sale, net	30,680	42,893

Other real estate owned not acquired through
foreclosure	1,213	2,945

Other real estate owned	$31,893	$45,838

As of December 31, 2015, other real estate owned not acquired through foreclosure included nine properties, eight of which were branch locations that have been closed and are held for sale, and one of which is land which was acquired for a potential branch location.
During the year ended December 31, 2015, four properties which had previously been part of other real estate owned not acquired through foreclosure were sold at a total net gain of $697,000.  The properties sold included three former branch locations, which were sold at a total net gain of $270,000, as well as vacant land which was sold at a gain of $427,000.
At December 31, 2015, residential mortgage loans totaling $2.4 million were in the process of foreclosure, $2.1 million of which were acquired loans.  Of the $2.1 million of acquired loans, $1.5 million are covered by loss sharing agreements and $646,000 were acquired in the Valley Bank transaction.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013

Expenses applicable to other real estate owned for the years ended December 31, 2015, 2014 and 2013, included the following:
	2015	2014	2013
	(In Thousands)

Net gain on sales of real estate	$(397)	$(91)	$(231)
Valuation write-downs	890	3,343	1,384
Operating expenses, net of rental income	2,033	2,384	2,915

	$2,526	$5,636	$4,068

Note 6:	Premises and Equipment
Major classifications of premises and equipment at December 31, 2015 and 2014, stated at cost, were as follows:
	2015	2014
	(In Thousands)

Land	$39,395	$35,577
Buildings and improvements	87,333	85,128
Furniture, fixtures and equipment	56,051	50,311
	182,779	171,016
Less accumulated depreciation	53,124	46,175

	$129,655	$124,841

Note 7:	Investments in Limited Partnerships
Investments in Affordable Housing Partnerships
The Company has invested in certain limited partnerships that were formed to develop and operate apartments and single-family houses designed as high-quality affordable housing for lower income tenants throughout Missouri and contiguous states.  At December 31, 2015, the Company had thirteen investments, with a net carrying value of $25.1 million.  At December 31, 2014, the Company had thirteen investments, with a net carrying value of $29.6 million.  Due to the Company's inability to exercise any significant influence over any of the investments in Affordable Housing Partnerships, they all are accounted for using the proportional amortization method.  Each of the partnerships must meet the regulatory requirements for affordable housing for a minimum 15-year compliance period to fully utilize the tax credits.  If the partnerships cease to qualify during the compliance period, the credits may be denied for any period in which the projects are not in compliance and a portion of the credits previously taken may be subject to recapture with interest.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013

The remaining federal affordable housing tax credits to be utilized over a maximum of 15 years were $32.7 million as of December 31, 2015, assuming no tax credit recapture events occur and all projects currently under construction are completed as planned.  Amortization of the investments in partnerships is expected to be approximately $25.1 million, assuming all projects currently under construction are completed and funded as planned.  The Company's usage of federal affordable housing tax credits approximated $6.3 million, $6.0 million and $7.1 million during 2015, 2014 and 2013, respectively.  Investment amortization amounted to $4.9 million, $4.7 million and $5.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Investments in Community Development Entities
The Company has invested in certain limited partnerships that were formed to develop and operate business and real estate projects located in low-income communities.  At December 31, 2015, the Company had four investments, with a net carrying value of $3.5 million.  At December 31, 2014, the Company had four investments, with a net carrying value of $5.1 million.  Due to the Company's inability to exercise any significant influence over any of the investments in qualified Community Development Entities, they are all accounted for using the cost method.  Each of the partnerships provides federal New Market Tax Credits over a seven-year credit allowance period.  In each of the first three years, credits totaling five percent of the original investment are allowed on the credit allowance dates and for the final four years, credits totaling six percent of the original investment are allowed on the credit allowance dates.  Each of the partnerships must be invested in a qualified Community Development Entity on each of the credit allowance dates during the seven-year period to utilize the tax credits.  If the Community Development Entities cease to qualify during the seven-year period, the credits may be denied for any credit allowance date and a portion of the credits previously taken may be subject to recapture with interest.  The investments in the Community Development Entities cannot be redeemed before the end of the seven-year period.
The remaining federal New Market Tax Credits to be utilized over a maximum of seven years were $4.7 million as of December 31, 2015.  Amortization of the investments in partnerships is expected to be approximately $3.3 million.  The Company's usage of federal New Market Tax Credits approximated $2.3 million, $2.3 million and $2.3 million during 2015, 2014 and 2013, respectively.  Investment amortization amounted to $1.7 million, $1.7 million and $1.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.
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

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013

Note 8:	Deposits
Deposits at December 31, 2015 and 2014, are summarized as follows:
	Weighted Average
	Interest Rate	2015	2014
		(In Thousands, Except Interest Rates)

Noninterest-bearing accounts	—	$571,629	$518,266
Interest-bearing checking and
savings accounts	0.24% - 0.19%	1,408,850	1,375,100
		1,980,479	1,893,366

Certificate accounts	0% - 0.99%	863,865	798,932
	1% - 1.99%	381,956	227,476
	2% - 2.99%	39,592	61,146
	3% - 3.99%	1,137	8,065
	4% - 4.99%	1,304	1,435
	5% and above	293	420
		1,288,147	1,097,474

		$3,268,626	$2,990,840

The weighted average interest rate on certificates of deposit was 0.85% and 0.78% at December 31, 2015 and 2014, respectively.
The aggregate amount of certificates of deposit originated by the Bank in denominations greater than $100,000 was approximately $493.6 million and $402.0 million at December 31, 2015 and 2014, respectively.  The Bank utilizes brokered deposits as an additional funding source.  The aggregate amount of brokered deposits was approximately $283.7 million and $173.5 million at December 31, 2015 and 2014, respectively.
At December 31, 2015, scheduled maturities of certificates of deposit were as follows:
	Retail	Brokered	Total
	(In Thousands)

2016	$727,380	$202,089	$929,469
2017	186,133	79,267	265,400
2018	57,968	2,392	60,360
2019	12,536	—	12,536
2020	15,644	—	15,644
Thereafter	4,738	—	4,738

	$1,004,399	$283,748	$1,288,147

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013

A summary of interest expense on deposits for the years ended December 31, 2015, 2014 and 2013, is as follows:
	2015	2014	2013
	(In Thousands)

Checking and savings accounts	$2,858	$3,088	$3,551
Certificate accounts	10,739	8,264	8,871
Early withdrawal penalties	(86)	(127)	(76)

	$13,511	$11,225	$12,346

Note 9:	Advances From Federal Home Loan Bank
Advances from the Federal Home Loan Bank at December 31, 2015 and 2014, consisted of the following:
	December 31, 2015		December 31, 2014
		Weighted		Weighted
		Average		Average
		Interest		Interest
Due In	Amount	Rate	Amount	Rate
	(In Thousands)

2015	$—	—%	$240,065	0.41%
2016	232,071	0.42	70	5.14
2017	30,826	3.26	30,826	3.26
2018	81	5.14	81	5.14
2019	28	5.14	28	5.14
2020	—	—	—	—
2021 and thereafter	500	5.54	500	5.54

	263,506	0.76	271,570	0.75

Unamortized fair value adjustment	40		71

	$263,546		$271,641

Also included in the Bank's FHLB advances at December 31, 2015 and December 31, 2014, was a $30.0 million advance with a maturity date of November 24, 2017.  The interest rate on this advance is 3.20%.  The advance has a call provision that allows the Federal Home Loan Bank of Des Moines to call the advance quarterly.
In June 2014 the Company prepaid a total of $80 million of its Federal Home Loan Bank advances and $50 million of structured repurchase agreements (see Note 12) as part of a strategy to utilize the Bank's liquidity and improve net interest margin.  As a result, the Company incurred one-time prepayment penalties totaling $7.4 million, which were included in other operating expenses in 2014.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013

The Bank has pledged FHLB stock, investment securities and first mortgage loans free of pledges, liens and encumbrances as collateral for outstanding advances.  No investment securities were specifically pledged as collateral for advances at December 31, 2015 and 2014.  Loans with carrying values of approximately $1.21 billion and $1.10 billion were pledged as collateral for outstanding advances at December 31, 2015 and 2014, respectively.  The Bank had potentially available $505.5 million remaining on its line of credit under a borrowing arrangement with the FHLB of Des Moines at December 31, 2015.

Note 10:	Short-Term Borrowings
Short-term borrowings at December 31, 2015 and 2014, are summarized as follows:
	2015	2014
	(In Thousands)

Notes payable – Community Development
Equity Funds	$1,295	$1,451
Overnight borrowings from the Federal Home Loan Bank	—	41,000
Securities sold under reverse repurchase agreements	116,182	168,993

	$117,477	$211,444

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
Short-term borrowings had weighted average interest rates of 0.04% and 0.08% at December 31, 2015 and 2014, respectively.  Short-term borrowings averaged approximately $192.1 million and $165.2 million for the years ended December 31, 2015 and 2014, respectively.  The maximum amounts outstanding at any month end were $219.5 million and $211.4 million, respectively, during those same periods.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013

The following table represents the Company's securities sold under reverse repurchase agreements, by collateral type and remaining contractual maturity at December 31, 2015 and 2014:
	2015	2014
	Overnight and	Overnight and
	Continuous	Continuous
	(In Thousands)

FHLBank CD	$—	$10,000
Mortgage-backed securities – GNMA, FNMA, FHLMC	161,182	158,993

	$161,182	$168,993

Note 11:	Federal Reserve Bank Borrowings
At December 31, 2015 and 2014, the Bank had $633.7 million and $563.2 million, respectively, available under a line-of-credit borrowing arrangement with the Federal Reserve Bank.  The line is secured primarily by commercial loans.  There were no amounts borrowed under this arrangement at December 31, 2015 or 2014.

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
In November 2006, Great Southern Capital Trust II (Trust II), a statutory trust formed by the Company for the purpose of issuing the securities, issued a $25.0 million aggregate liquidation amount of floating rate cumulative trust preferred securities.  The Trust II securities bear a floating distribution rate equal to 90-day LIBOR plus 1.60%.  The Trust II securities are redeemable at the Company's option beginning in February 2012, and if not sooner redeemed, mature on February 1, 2037.  The Trust II securities were sold in a private transaction exempt from registration under the Securities Act of 1933, as amended.  The gross proceeds of the offering were used to purchase Junior Subordinated Debentures from the Company totaling $25.8 million and bearing an interest rate identical to the distribution rate on the Trust II securities.  The initial interest rate on the Trust II debentures was 6.98%.  The interest rate was 1.93% and 1.83% at December 31, 2015 and 2014, respectively.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013

In July 2007, Great Southern Capital Trust III (Trust III), a statutory trust formed by the Company for the purpose of issuing the securities, issued a $5.0 million aggregate liquidation amount of floating rate cumulative trust preferred securities.  The Trust III securities bore a floating distribution rate equal to 90-day LIBOR plus 1.40%.  The Trust III securities were redeemable at the Company's option beginning October 2012, and if not sooner redeemed, matured on October 1, 2037.  The Trust III securities were sold in a private transaction exempt from registration under the Securities Act of 1933, as amended.  The gross proceeds of the offering were used to purchase Junior Subordinated Debentures from the Company totaling $5.2 million and bearing an interest rate identical to the distribution rate on the Trust III securities.  The initial interest rate on the Trust III debentures was 6.76%.  The interest rate was 1.64% at December 31, 2014.
In July 2015, the Company was the successful bidder in an auction of the $5.0 million aggregate liquidation amount of floating rate cumulative trust preferred securities issued in 2007 by Great Southern Capital Trust III.  The Company purchased the trust preferred securities at a discount, which resulted in a pre-tax gain of approximately $1.1 million.  Subsequent to the purchase, which resulted in the Company's ownership of all of the outstanding common and preferred securities of Great Southern Capital Trust III, such securities were canceled and the principal amount of the Company's related debentures, which had equaled the aggregate liquidation amount of the outstanding common and preferred securities of Great Southern Capital Trust III, was reduced to zero.
At December 31, 2015 and 2014, subordinated debentures issued to capital trusts are summarized as follows:
	2015	2014
	(In Thousands)

Subordinated debentures	$25,774	$30,929

Note 14:	Income Taxes
The Company files a consolidated federal income tax return.  As of December 31, 2015 and 2014, retained earnings included approximately $17.5 million for which no deferred income tax liability had been recognized.  This amount represents an allocation of income to bad debt deductions for tax purposes only for tax years prior to 1988.  If the Bank were to liquidate, the entire amount would have to be recaptured and would create income for tax purposes only, which would be subject to the then-current corporate income tax rate.  The unrecorded deferred income tax liability on the above amount was approximately $6.5 million at December 31, 2015 and 2014.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013

During the years ended December 31, 2015, 2014 and 2013, the provision for income taxes included these components:
	2015	2014	2013
	(In Thousands)

Taxes currently payable	$20,234	$20,013	$17,013
Deferred income taxes	(4,670)	(6,260)	(8,839)

Income taxes	$15,564	$13,753	$8,174

The tax effects of temporary differences related to deferred taxes shown on the statements of financial condition were:
	December 31,
	2015	2014
	(In Thousands)
Deferred tax assets
Allowance for loan losses	$13,848	$13,452
Interest on nonperforming loans	259	317
Accrued expenses	1,302	1,527
Write-down of foreclosed assets	4,056	3,970
Write-down of fixed assets	417	—
Other	—	350
	19,882	19,616

Deferred tax liabilities
Tax depreciation in excess of book depreciation	(6,483)	(6,443)
FHLB stock dividends	(1,549)	(1,494)
Partnership tax credits	(1,991)	(2,176)
Prepaid expenses	(515)	(508)
Unrealized gain on available-for-sale securities	(3,369)	(3,895)
Difference in basis for acquired assets and
liabilities	(435)	(4,738)
Other	(185)	(236)
	(14,527)	(19,490)

Net deferred tax asset	$5,355	$126

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013

Reconciliations of the Company's effective tax rates from continuing operations to the statutory corporate tax rates were as follows:
	2015	2014	2013

Tax at statutory rate	35.0%	35.0%	35.0%
Nontaxable interest and
dividends	(2.4)	(3.0)	(4.6)
Tax credits	(8.1)	(9.5)	(12.5)
State taxes	1.4	1.5	1.6
Other	(0.8)	—	—

	25.1%	24.0%	19.5%

The Company and its consolidated subsidiaries have not been audited recently by the Internal Revenue Service (IRS) or the State of Missouri with respect to income or franchise tax returns and, as such, tax years through December 31, 2005, have been closed without audit.  The Company, through one of its subsidiaries, is a partner in two partnerships currently under Internal Revenue Service examination for 2006 and 2007.  As a result, the Company's 2006 and subsequent tax years remain open for examination.  The examinations of the partnerships have been advanced during 2015.  One of the partnerships has advanced to Tax Court because a settlement was not reached at the IRS appeals level.  The Company believes the partnership has a strong case and intends to defend its existing positions in Tax Court.  The other partnership is at the IRS appeals level.  The Company does not currently expect significant adjustments to its financial statements from these partnership examinations.

The Company is currently in administrative appeals with the State of Kansas for its 2010 through 2012 tax years.  The Company protested the state's initial assessment and expects to have an informal conference with the Kansas Department of Revenue.  The Company does not currently expect significant adjustments to its financial statements from this state examination.

Note 15:	Disclosures About Fair Value of Financial Instruments
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

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013

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

The Company considers transfers between the levels of the hierarchy to be recognized at the end of related reporting periods.  From December 31, 2014 to December 31, 2015, the interest rate derivative asset and the interest rate derivative liability were transferred from Level 3 to Level 2 of the hierarchy.  The core valuation of these derivative assets and liabilities, including termination or settlement value, are derived from observable market rates and are considered Level 2.  Only the credit valuation adjustment of these derivative assets and liabilities is considered Level 3 based on its inputs, and that portion is immaterial to the overall value of the derivatives.

Recurring Measurements
The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2015 and 2014:

		Fair Value Measurements Using
		Quoted Prices
		in Active
		Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
December 31, 2015
U.S. government agencies	$19,781	$—	$19,781	$—
Mortgage-backed securities	161,214	—	161,214	—
States and political subdivisions	78,031	—	78,031	—
Other securities	3,830	—	—	—
Interest rate derivative asset	2,711	—	2,711	—
Interest rate derivative liability	(2,725)	—	(2,725)	—

December 31, 2014
U.S. government agencies	$19,514	$—	$19,514	$—
Mortgage-backed securities	257,798	—	257,798	—
States and political subdivisions	85,040	—	85,040	—
Other securities	3,154	—	—	—
Interest rate derivative asset	2,502	—	—	2,502
Interest rate derivative liability	(2,187)	—	—	(2,187)

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013

The following is a description of inputs and valuation methodologies used for assets recorded at fair value on a recurring basis and recognized in the accompanying statements of financial condition at December 31, 2015 and 2014, as well as the general classification of such assets pursuant to the valuation hierarchy.  There have been no significant changes in the valuation techniques during the year ended December 31, 2015.  For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.
Available-for-Sale Securities
Investment securities available for sale are recorded at fair value on a recurring basis.  The fair values used by the Company are obtained from an independent pricing service, which represent either quoted market prices for the identical asset or fair values determined by pricing models, or other model-based valuation techniques, that consider observable market data, such as interest rate volatilities, LIBOR yield curve, credit spreads and prices from market makers and live trading systems.  Recurring Level 1 securities include exchange traded equity securities.  Recurring Level 2 securities include U.S. government agency securities, mortgage-backed securities, state and municipal bonds and certain other investments.  Inputs used for valuing Level 2 securities include observable data that may include dealer quotes, benchmark yields, market spreads, live trading levels and market consensus prepayment speeds, among other things.  Additional inputs include indicative values derived from the independent pricing service's proprietary computerized models.  There were no Recurring Level 3 securities at both December 31, 2015 and 2014.
Interest Rate Derivatives
The fair value is estimated using forward-looking interest rate curves and is determined using observable market rates and, therefore, are classified within Level 2 of the valuation hierarchy.
Level 3 Reconciliation
The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying statements of financial condition using significant unobservable (Level 3) inputs.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013

Interest
Rate Derivative
Asset
(In Thousands)

Balance, January 1, 2014	$1,859
Net change in fair value	228
Balance, December 31, 2014	2,087
Net change in fair value	496
Transfer to level 2	(2,583)

Balance, December 31, 2015	$—

Interest Rate Cap Derivative
Asset Designated
as Hedging Instrument
(In Thousands)

Balance, January 1, 2014	$685
Net change in fair value	(270)
Balance, December 31, 2014	415
Net change in fair value	(287)
Transfer to level 2	(128)

Balance, December 31, 2015	$—

Interest
Rate Derivative
Liability
(In Thousands)

Balance, January 1, 2014	$1,613
Net change in fair value	574
Balance, December 31, 2014	2,187
Net change in fair value	538
Transfer to level 2	(2,725)

Balance, December 31, 2015	$—

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013

Nonrecurring Measurements
The following tables present the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2015 and 2014:
		Fair Value Measurements Using
		Quoted
		Prices
		in Active
		Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
December 31, 2015
Impaired loans	$13,896	$—	$—	$13,896

Foreclosed assets held for sale	$1,722	$—	$—	$1,722

December 31, 2014
Impaired loans	$11,658	$—	$—	$11,658

Foreclosed assets held for sale	$6,975	$—	$—	$6,975

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
Loans Held for Sale
Mortgage loans held for sale are recorded at the lower of carrying value or fair value.  The fair value of mortgage loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics.  As such, the Company classifies mortgage loans held for sale as Nonrecurring Level 2.  Write-downs to fair value typically do not occur as the Company generally enters into commitments to sell individual mortgage loans at the time the loan is originated to reduce market risk.  The Company typically does not have commercial loans held for sale.  At December 31, 2015 and 2014, the aggregate fair value of mortgage loans held for sale exceeded their cost.  Accordingly, no mortgage loans held for sale were marked down and reported at fair value.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013

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
The Company records impaired loans as Nonrecurring Level 3.  If a loan's fair value as estimated by the Company is less than its carrying value, the Company either records a charge-off for the portion of the loan that exceeds the fair value or establishes a reserve within the allowance for loan losses specific to the loan.  Loans for which such charge-offs or reserves were recorded during the years ended December 31, 2015 and 2014, are shown in the table above (net of reserves).

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013

Foreclosed Assets Held for Sale
Foreclosed assets held for sale are initially recorded at fair value less estimated cost to sell at the date of foreclosure.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less estimated cost to sell.  Foreclosed assets held for sale are classified within Level 3 of the fair value hierarchy.  The foreclosed assets represented in the table above have been re-measured during the years ended December 31, 2015 and 2014, subsequent to their initial transfer to foreclosed assets.
The following disclosure relates to financial assets for which it is not practicable for the Company to estimate the fair value at December 31, 2015 and 2014.
FDIC Indemnification Asset
As part of certain Purchase and Assumption Agreements, the Bank and the FDIC entered into loss sharing agreements.  These agreements cover realized losses on loans and foreclosed real estate subject to certain limitations which are more fully described in Note 4.
Under the TeamBank agreement, the FDIC agreed to reimburse the Bank for 80% of the first $115 million in realized losses and 95% for realized losses that exceed $115 million.  The indemnification asset was originally recorded at fair value on the acquisition date (March 20, 2009) and at December 31, 2015 and 2014, the carrying value was $395,000 and $684,000, respectively.
Under the Vantus Bank agreement, the FDIC agreed to reimburse the Bank for 80% of the first $102 million in realized losses and 95% for realized losses that exceed $102 million.  The indemnification asset was originally recorded at fair value on the acquisition date (September 4, 2009) and at December 31, 2015 and 2014, the carrying value of the FDIC indemnification asset was $475,000 and $785,000, respectively.
Under the Sun Security Bank agreement, the FDIC agreed to reimburse the Bank for 80% of realized losses.  The indemnification asset was originally recorded at fair value on the acquisition date (October 7, 2011) and at December 31, 2015 and 2014, the carrying value of the FDIC indemnification asset was $2.2 million and $5.7 million, respectively.
Under the InterBank agreement, the FDIC agreed to reimburse the Bank for 80% of realized losses.  The indemnification asset was originally recorded at fair value on the acquisition date (April 27, 2012) and at December 31, 2015 and 2014, the carrying value of the FDIC indemnification asset was $21.1 million and $37.2 million, respectively.
From the dates of acquisition, each of the four agreements extends ten years for 1-4 family real estate loans and five years for other loans.  The five-year agreements for Team Bank and Vantus Bank ended prior to December 31, 2015.  The loss sharing assets are measured separately from the loan portfolios because they are not contractually embedded in the loans and are not transferable with the loans should the Bank choose to dispose of them.  Fair values on the acquisition dates were estimated using projected cash flows available for loss sharing based on the credit adjustments estimated for each loan pool and the loss sharing percentages.  These cash flows were discounted to reflect the uncertainty of the timing and receipt of the loss sharing reimbursements from the FDIC.  The loss sharing assets are also separately measured from the related foreclosed real estate.  Although the assets are contractual receivables from the FDIC, they do not have effective interest rates.  The Bank

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013

will collect the assets over the next several years.  The amount ultimately collected will depend on the timing and amount of collections and charge-offs on the acquired assets covered by the loss sharing agreements.  While the assets were recorded at their estimated fair values on the acquisition dates, it is not practicable to complete fair value analyses on a quarterly or annual basis.  Estimating the fair value of the FDIC indemnification asset would involve preparing fair value analyses of the entire portfolios of loans and foreclosed assets covered by the loss sharing agreements from all of these acquisitions on a quarterly or annual basis.

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
December 31, 2015, 2014 and 2013

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
	December 31, 2015			December 31, 2014
	Carrying	Fair	Hierarchy	Carrying	Fair	Hierarchy
	Amount	Value	Level	Amount	Value	Level
Financial assets
Cash and cash equivalents	$199,183	$199,183	1	$218,647	$218,647	1
Held-to-maturity securities	353	384	2	450	499	2
Mortgage loans held for sale	12,261	12,261	2	14,579	14,579	2
Loans, net of allowance for loan losses	3,340,536	3,355,924	3	3,038,848	3,047,741	3
Accrued interest receivable	10,930	10,930	3	11,219	11,219	3
Investment in FHLB stock	15,303	15,303	3	16,893	16,893	3

Financial liabilities
Deposits	3,268,626	3,271,318	3	2,990,840	2,996,226	3
FHLB advances	263,546	264,331	3	271,641	273,568	3
Short-term borrowings	117,477	117,477	3	211,444	211,444	3
Subordinated debentures	25,774	25,774	3	30,929	30,929	3
Accrued interest payable	1,080	1,080	3	1,067	1,067	3
Unrecognized financial instruments (net of contractual value)
Commitments to originate loans	—	—	3	—	—	3
Letters of credit	145	145	3	92	92	3
Lines of credit	—	—	3	—	—	3

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013

Note 16:	Operating Leases
The Company has entered into various operating leases at several of its locations.  Some of the leases have renewal options.
At December 31, 2015, future minimum lease payments were as follows (in thousands):
2016	$936
2017	786
2018	582
2019	415
2020	317
Thereafter	215

$3,251

Rental expense was $1.2 million, $1.1 million and $1.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Note 17:	Derivatives and Hedging Activities
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
Nondesignated Hedges
The Company has interest rate swaps that are not designated in a qualifying hedging relationship.  Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain loan customers, which the Company began offering during 2011.  The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions.  As the interest rate swaps associated with this

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013

program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.
As part of the Valley Bank FDIC-assisted acquisition, the Company acquired seven loans with related interest rate swaps.  Valley's swap program differed from the Company's in that Valley did not have back to back swaps with the customer and a counterparty.  Two of the seven acquired loans with interest rate swaps have paid off.  The notional amount of the five remaining Valley swaps is $3.9 million at December 31, 2015.  As of December 31, 2015, the Company had 28 interest rate swaps totaling $123.0 million in notional amount with commercial customers, and 28 interest rate swaps with the same notional amount with third parties related to its program.  As of December 31, 2014, the Company had 28 interest rate swaps totaling $125.1 million in notional amount with commercial customers, and 28 interest rate swaps with the same notional amount with third parties related to its program.  During the years ended December 31, 2015 and 2014, the Company recognized net losses of $43,000 and $345,000, respectively, in noninterest income related to changes in the fair value of these swaps.
Cash Flow Hedges
As a strategy to maintain acceptable levels of exposure to the risk of changes in future cash flows due to interest rate fluctuations, the Company entered into two interest rate cap agreements for a portion of its floating rate debt associated with its trust preferred securities.  One agreement, with a notional amount of $25 million, states that the Company will pay interest on its trust preferred debt in accordance with the original debt terms at a rate of 3-month LIBOR + 1.60%.  Should interest rates rise above a certain threshold, the counterparty will reimburse the Company for interest paid such that the Company will have an effective interest rate on that portion of its trust preferred securities no higher than 2.37%.  The agreement became effective on August 1, 2013 and has a term of four years.  The other agreement, with a notional amount of $5 million, was terminated when the Company purchased the related trust preferred securities in July 2015.  See Note 13 for more information on the trust preferred securities transaction.  The terminated agreement stated that the Company paid interest on its trust preferred debt in accordance with the original debt terms at a rate of 3-month LIBOR + 1.40%.  Should interest rates have risen above a certain threshold, the counterparty would reimburse the Company for interest paid such that the Company would have an effective interest rate on that portion of its trust preferred securities no higher than 2.17%.
The effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.  Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.  During the years ended December 31, 2015 and 2014, the Company recognized $-0- in noninterest income related to changes in the fair value of these derivatives.  During the years ended December 31, 2015 and 2014, the Company recognized $187,000 and $19,000, respectively, in interest expense related to the amortization of the cost of these interest rate caps.  During the year ended December 31, 2015, one of the agreements was terminated as noted above.  As part of this termination, the remaining cost of the cash flow hedge, $95,000, was recognized as interest expense in 2015 (included in the $187,000 discussed here).

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the Consolidated Statements of Financial Condition:
	Location in	Fair Value
	Consolidated Statements	December 31,	December 31,
	of Financial Condition	2015	2014
		(In Thousands)
Derivatives designated as
hedging instruments
Interest rate caps	Prepaid expenses and other assets	$128	$415

Total derivatives designated
as hedging instruments		$128	$415

Derivatives not designated
as hedging instruments

Asset Derivatives
Derivatives not designated
as hedging instruments
Interest rate products	Prepaid expenses and other assets	$2,583	$2,087

Total derivatives not
designated as hedging
instruments		$2,583	$2,087

Liability Derivatives
Derivatives not designated
as hedging instruments
Interest rate products	Accrued expenses and other liabilities	$2,725	$2,187

Total derivatives not
designated as hedging
instruments		$2,725	$2,187

The following tables present the effect of derivative instruments on the statements of comprehensive income:
	Year Ended December 31
Cash Flow Hedges	Amount of Gain (Loss) Recognized in AOCI
	2015	2014	2013
	(In Thousands)

Interest rate cap, net of income taxes	$(50)	$(164)	$(34)

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013

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
As of December 31, 2015, the termination value of derivatives in a net liability position, which included accrued interest but excluded any adjustment for nonperformance risk, related to these agreements was $2.8 million.  The Company has minimum collateral posting thresholds with its derivative counterparties.  At December 31, 2015, the Company's activity with its derivative counterparties had met the level at which the minimum collateral posting thresholds take effect and the Company had posted $4.5 million of collateral to satisfy the agreement.  As of December 31, 2014, the termination value of derivatives in a net liability position, which included accrued interest but excluded any adjustment for nonperformance risk, related to these agreements was $2.1 million.  At December 31, 2014, the Company's activity with its derivative counterparties had met the level at which the minimum collateral posting thresholds take effect and the Company had posted $3.1 million of collateral to satisfy the agreement.  If the Company had breached any of these provisions at December 31, 2015 and 2014, it could have been required to settle its obligations under the agreements at the termination value.

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
At December 31, 2015 and 2014, the Bank had outstanding commitments to originate loans and fund commercial construction loans aggregating approximately $120.8 million and $130.0 million, respectively.  The commitments extend over varying periods of time with the majority being disbursed within a 30- to 180-day period.
Mortgage loans in the process of origination represent amounts that the Bank plans to fund within a normal period of 60 to 90 days, many of which are intended for sale to investors in the secondary market.  Total mortgage loans in the process of origination amounted to approximately $13.4 million and $12.7 million at December 31, 2015 and 2014, respectively.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013

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
The Company had total outstanding standby letters of credit amounting to approximately $32.1 million and $24.2 million at December 31, 2015 and 2014, respectively, with $29.5 million and $21.7 million, respectively, of the letters of credit having terms up to five years and $2.6 million and $3.5 million, respectively, of the letters of credit having terms over five years.  Of the amount having terms over five years, $1.7 million and $2.5 million at December 31, 2015 and 2014, respectively, consisted of an outstanding letter of credit to guarantee the payment of principal and interest on a Multifamily Housing Refunding Revenue Bond Issue.
Purchased Letters of Credit
The Company has purchased letters of credit from the Federal Home Loan Bank as security for certain public deposits.  The amount of the letters of credit was $2.1 million and $2.5 million at December 31, 2015 and 2014, respectively, and they expire in less than one year from issuance.
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
At December 31, 2015, the Bank had granted unused lines of credit to borrowers aggregating approximately $485.9 million and $105.4 million for commercial lines and open‑end consumer lines, respectively.  At December 31, 2014, the Bank had granted unused lines of credit to borrowers aggregating approximately $386.4 million and $92.3 million for commercial lines and open‑end consumer lines, respectively.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013

Credit Risk
The Bank grants collateralized commercial, real estate and consumer loans primarily to customers in its market areas.  Although the Bank has a diversified portfolio, loans (excluding those covered by loss sharing agreements) aggregating approximately $555.7 million and $524.7 million at December 31, 2015 and 2014, respectively, are secured primarily by apartments, condominiums, residential and commercial land developments, industrial revenue bonds and other types of commercial properties in the St. Louis, Missouri, area.
Note 19:	Additional Cash Flow Information
	2015	2014	2013
	(In Thousands)
Noncash Investing and Financing Activities
Real estate acquired in settlement of
loans	$12,185	$19,975	$45,941
Sale and financing of foreclosed assets	$3,316	$1,805	$11,303
Conversion of premises and equipment
to foreclosed assets	—	$202	$2,111
Dividends declared but not paid	$3,055	$2,896	$2,606

Additional Cash Payment Information
Interest paid	$15,984	$15,833	$19,426
Income taxes paid	$13,096	$8,510	$17,351

Note 20:	Employee Benefits
The Company participates in the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra DB Plan), a multiemployer defined benefit pension plan covering all employees who have met minimum service requirements.  Effective July 1, 2006, this plan was closed to new participants.  Employees already in the plan continue to accrue benefits.  The Pentegra DB Plan's Employer Identification Number is 13-5645888 and the Plan Number is 333.  The Company's policy is to fund pension cost accrued.  Employer contributions charged to expense for this plan for the years ended December 31, 2015, 2014 and 2013, were approximately $742,000, $731,000 and $744,000, respectively.  The Company's contributions to the Pentegra DB Plan were not more than 5% of the total contributions to the plan.  The funded status of the plan as of July 1, 2015 and 2014, was 101.58% and 108.86%, respectively.  The funded status was calculated by taking the market value of plan assets, which reflected contributions received through June 30, 2015 and 2014, respectively, divided by the funding target.  No collective bargaining agreements are in place that require contributions to the Pentegra DB Plan.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013

The Company has a defined contribution retirement plan covering substantially all employees.  The Company matches 100% of the employee's contribution on the first 3% of the employee's compensation and also matches an additional 50% of the employee's contribution on the next 2% of the employee's compensation.  Employer contributions charged to expense for this plan for the years ended December 31, 2015, 2014 and 2013, were approximately $951,000, $1.1 million and $870,000, respectively.
Note 21:	Stock Compensation Plans
The Company established the 2003 Stock Option and Incentive Plan (the "2003 Plan") for employees and directors of the Company and its subsidiaries.  Under the plan, stock options or other awards could be granted with respect to 598,224 shares of common stock.  On May 15, 2013, the Company's stockholders approved the Great Southern Bancorp, Inc. 2013 Equity Incentive Plan (the "2013 Plan").  Upon the stockholders' approval of the 2013 Plan, the Company's 2003 Plan was frozen.  As a result, no new stock options or other awards may be granted under the 2003 Plan; however, existing outstanding awards under the 2003 Plan were not affected.  At December 31, 2015, 265,182 options were outstanding under the 2003 Plan.

The 2013 Plan provides for the grant from time to time to directors, emeritus directors, officers, employees and advisory directors of stock options, stock appreciation rights and restricted stock awards.  The number of shares of Common Stock available for awards under the 2013 Plan is 700,000, all of which may be utilized for stock options and stock appreciation rights and no more than 100,000 of which may be utilized for restricted stock awards.  At December 31, 2015, 368,550 options were outstanding under the 2013 Plan.

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

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013

The table below summarizes transactions under the Company's stock option plans:
			Weighted
	Available to Grant	Shares Under Option	Average Exercise Price

Balance, January 1, 2013	326,622	733,292	$24.227
Granted from 2003 plan	(3,100)	3,100	23.957
Exercised	—	(106,367)	19.687
Forfeited from terminated plan(s)	46,818	(46,818)	27.202
Termination of 2003 Plan	(370,340)	—
	—	583,207
Available to grant from 2013 Plan	700,000	—
Granted from 2013 Plan	(116,500)	116,500	29.515

Balance, December 31, 2013	583,500	699,707	25.597
Granted from 2013 plan	(147,400)	147,400	32.450
Exercised	—	(153,287)	27.088
Forfeited from terminated plan(s)	—	(22,022)	27.387
Forfeited from current plan(s)	10,700	(10,700)	30.204

Balance, December 31, 2014	446,800	661,098	26.560
Granted from 2013 Plan	(129,350)	129,350	49.199
Exercised	—	(134,263)	25.403
Forfeited from terminated plan(s)	—	(8,453)	24.941
Forfeited from current plan(s)	14,000	(14,000)	33.389

Balance, December 31, 2015	331,450	633,732	$31.297

The Company's stock option grants contain terms that provide for a graded vesting schedule whereby portions of the options vest in increments over the requisite service period.  These options typically vest one-fourth at the end of years two, three, four and five from the grant date.  As provided for under FASB ASC 718, the Company has elected to recognize compensation expense for options with graded vesting schedules on a straight-line basis over the requisite service period for the entire option grant.  In addition, ASC 718 requires companies to recognize compensation expense based on the estimated number of stock options for which service is expected to be rendered.  The Company's historical forfeitures of its share-based awards have not been material.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013

The fair value of each option award is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions for the years ended December 31, 2015, 2014 and 2013:
	2015	2014	2013

Expected dividends per share	$0.88	$0.80	$0.72
Risk-free interest rate	1.66%	1.40%	1.53%
Expected life of options	5 years	5 years	5 years
Expected volatility	24.42%	18.95%	24.80%
Weighted average fair value of
options granted during year	$9.59	$4.20	$5.22

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
The following table presents the activity related to options under all plans for the year ended December 31, 2015:
			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Options	Price	Term

Options outstanding, January 1, 2015	661,098	$26.560	6.72 years
Granted	129,350	49.199
Exercised	(134,263)	25.403
Forfeited	(22,453)	30.208
Options outstanding, December 31, 2015	633,732	31.297	7.22 years

Options exercisable, December 31, 2015	221,568	23.518	4.72 years

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013

For the years ended December 31, 2015, 2014 and 2013, options granted were 129,350, 147,400, and 119,600, respectively.  The total intrinsic value (amount by which the fair value of the underlying stock exceeds the exercise price of an option on exercise date) of options exercised during the years ended December 31, 2015, 2014 and 2013, was $2.3 million, $932,000 and $858,000, respectively.  Cash received from the exercise of options for the years ended December 31, 2015, 2014 and 2013, was $3.4 million, $2.4 million and $1.2 million, respectively.  The actual tax benefit realized for the tax deductions from option exercises totaled $2.1 million, $858,000 and $764,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

The following table presents the activity related to nonvested options under all plans for the year ended December 31, 2015.
		Weighted	Weighted
		Average	Average
		Exercise	Grant Date
	Options	Price	Fair Value

Nonvested options, January 1, 2015	390,047	$28.148	$4.480
Granted	129,350	49.199	9.586
Vested this period	(87,349)	24.299	4.591
Nonvested options forfeited	(19,884)	30.051	4.946

Nonvested options, December 31, 2015	412,164	35.479	6.039

At December 31, 2015, there was $2.3 million of total unrecognized compensation cost related to nonvested options granted under the Company's plans.  This compensation cost is expected to be recognized through 2020, with the majority of this expense recognized in 2016 and 2017.
The following table further summarizes information about stock options outstanding at December 31, 2015:
	Options Outstanding
		Weighted		Options Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Term	Price	Exercisable	Price

$8.360 to $19.530	80,449	5.50 years	$17.834	57,639	$17.281
$21.320 to $24.820	129,593	6.02 years	23.694	82,473	23.094
$25.480 to $29.860	138,770	6.55 years	28.632	57,586	27.408
$30.660 to $39.050	169,570	7.69 years	32.628	23,870	30.660
$41.500 to $50.710	115,350	9.88 years	50.478	—	—

	633,732	7.22 years	31.297	221,568	23.518

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013

Note 22:	Significant Estimates and Concentrations
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

Note 23:	Accumulated Other Comprehensive Income
The components of accumulated other comprehensive income (AOCI), included in stockholders' equity, are as follows:
	2015	2014
	(In Thousands)

Net unrealized gain on available-for-sale securities	$9,282	$11,129

Net unrealized loss on derivatives used for cash flow hedges	(391)	(304)
	8,891	10,825

Tax effect	(3,227)	(3,789)

Net-of-tax amount	$5,664	$7,036

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013

Amounts reclassified from AOCI and the affected line items in the statements of income during the years ended December 31, 2015, 2014 and 2013, were as follows:
	Amounts Reclassified from AOCI
	2015	2014	2013	Affected Line Item in the Statements of Income
	(In Thousands)

Unrealized gains on available-for-sale securities	$2	$2,139	$243	Net realized gains on available-for-sale securities (total reclassified amount before tax)
				Total reclassified amount before tax
Income taxes	(1)	(749)	(85)	Tax (expense) benefit

Total reclassifications out of AOCI	$1	$1,390	$158

Note 24:	Regulatory Matters
The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct and material effect on the Company's financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company's and the Bank's assets, liabilities and certain off-balance-sheet items as calculated under U.S. GAAP, regulatory reporting practices, and regulatory capital standards.  The Company's and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
Quantitative measures established by regulatory reporting standards to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below as of December 31, 2015) of Total and Tier I Capital (as defined) to risk-weighted assets (as defined), of Tier I Capital (as defined) to adjusted tangible assets (as defined) and of Common Equity Tier 1 Capital (as defined) to risk-weighted assets (as defined).  Management believes, as of December 31, 2015, that the Bank met all capital adequacy requirements to which it was then subject.
As of December 31, 2015, the most recent notification from the Bank's regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized as of December 31, 2015, the Bank must have maintained minimum Total capital, Tier I capital, Tier 1 Leverage capital and Common Equity Tier 1 capital ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the Bank's category.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013

The Company's and the Bank's actual capital amounts and ratios are presented in the following table.  No amount was deducted from capital for interest-rate risk.
						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount			Ratio
	(Dollars In Thousands)
As of December 31, 2015
Total capital
Great Southern Bancorp, Inc.	$452,637	12.6%	$	≥ 288,279	≥ 8.0%		N/	A	N/	A
Great Southern Bank	$434,334	12.1%	$	≥ 288,180	≥ 8.0%	$	≥ 360,225		≥ 10.0%

Tier I capital
Great Southern Bancorp, Inc.	$414,488	11.5%	$	≥ 216,209	≥ 6.0%		N/	A	N/	A
Great Southern Bank	$396,185	11.0%	$	≥ 216,135	≥ 6.0%	$	≥ 288,180		≥ 8.0%

Tier I leverage capital
Great Southern Bancorp, Inc.	$414,488	10.2%	$	≥ 162,576	≥ 4.0%		N/	A	N/	A
Great Southern Bank	$396,185	9.8%	$	≥ 161,986	≥ 4.0%	$	≥ 202,482		≥ 5.0%

Common equity Tier I capital
Great Southern Bancorp, Inc.	$389,460	10.8%	$	≥ 162,157	≥ 4.5%		N/	A	N/	A
Great Southern Bank	$396,157	11.0%	$	≥ 162,101	≥ 4.5%	$	≥ 234,146		≥ 6.5%

As of December 31, 2014
Total risk-based capital
Great Southern Bancorp, Inc.	$473,689	14.5%	$	≥ 261,062	≥ 8.0%		N/	A	N/	A
Great Southern Bank	$410,291	12.6%	$	≥ 260,919	≥ 8.0%	$	≥ 326,149		≥ 10.0%

Tier I risk-based capital
Great Southern Bancorp, Inc.	$435,254	13.3%	$	≥ 130,531	≥ 4.0%		N/	A	N/	A
Great Southern Bank	$371,856	11.4%	$	≥ 130,459	≥ 4.0%	$	≥ 195,689		≥ 6.0%

Tier I leverage capital
Great Southern Bancorp, Inc.	$435,254	11.1%	$	≥ 156,395	≥ 4.0%		N/	A	N/	A
Great Southern Bank	$371,856	9.5%	$	≥ 156,197	≥ 4.0%	$	≥ 195,247		≥ 5.0%

The Company and the Bank are subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval.  At December 31, 2015 and 2014, the Company and the Bank exceeded their minimum capital requirements then in effect.  The entities may not pay dividends which would reduce capital below the minimum requirements shown above.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013

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

Note 26:	Summary of Unaudited Quarterly Operating Results
Following is a summary of unaudited quarterly operating results for the years 2015, 2014 and 2013:
	2015
	Three Months Ended
	March 31	June 30	September 30	December 31
	(In Thousands, Except Per Share Data)

Interest income	$47,906	$45,734	$45,755	$44,956
Interest expense	3,781	3,725	4,230	4,261
Provision for loan losses	1,300	1,300	1,703	1,216
Net realized gains (losses) and impairment
on available-for-sale securities	—	—	2	—
Noninterest income	(56)	3,457	5,120	5,060
Noninterest expense	27,242	27,949	30,014	29,145
Provision (credit) for income taxes	3,874	4,214	3,732	3,744
Net income	11,653	12,003	11,196	11,650
Net income available to common
shareholders	11,508	11,858	11,051	11,531
Earnings per common share – diluted	0.83	0.85	0.79	0.81

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013

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
December 31, 2015, 2014 and 2013

Note 27:	Condensed Parent Company Statements
The condensed statements of financial condition at December 31, 2015 and 2014, and statements of income, comprehensive income and cash flows for the years ended December 31, 2015, 2014 and 2013, for the parent company, Great Southern Bancorp, Inc., were as follows:
	December 31,
	2015	2014
	(In Thousands)

Statements of Financial Condition

Assets
Cash	$20,009	$64,836
Available-for-sale securities	3,830	3,154
Investment in subsidiary bank	403,174	385,046
Prepaid expenses and other assets	1,335	1,466

	$428,348	$454,502

Liabilities and Stockholders' Equity
Accounts payable and accrued expenses	$3,403	$3,126
Deferred income taxes	944	702
Subordinated debentures issued to capital trust	25,774	30,929
Preferred stock	—	57,943
Common stock	139	138
Additional paid-in capital	24,371	22,345
Retained earnings	368,053	332,283
Accumulated other comprehensive income	5,664	7,036

	$428,348	$454,502

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013

	2015	2014	2013
	(In Thousands)
Statements of Income
Income
Dividends from subsidiary bank	$27,000	$36,000	$24,000
Interest and dividend income	5	22	20
Gain on redemption of trust preferred securities and sale of non-marketable securities	1,416	—	—
Other income (loss)	(7)	(20)	13

	28,414	36,002	24,033

Expense
Operating expenses	1,139	1,198	1,132
Interest expense	714	567	560

	1,853	1,765	1,692

Income before income tax and
equity in undistributed earnings
of subsidiaries	26,561	34,237	22,341
Credit for income taxes	(91)	(388)	(365)

Income before equity in earnings
of subsidiaries	26,652	34,625	22,706

Equity in undistributed earnings of
subsidiaries	19,850	8,904	11,023

Net income	$46,502	$43,529	$33,729

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013

	2015	2014	2013
	(In Thousands)
Statements of Cash Flows
Operating Activities
Net income	$46,502	$43,529	$33,729
Items not requiring (providing) cash
Equity in undistributed earnings of subsidiary	(19,850)	(8,904)	(11,023)
Compensation expense for stock option grants	382	565	443
Net realized gains on redemption of trust preferred
securities	(1,115)	—	—
Net realized gains on sales of non-marketable
securities	(301)	—	—
Amortization of interest rate derivative	204	19	—
Changes in
Prepaid expenses and other assets	(27)	(3)	4
Accounts payable and accrued expenses	63	(67)	(146)
Income taxes	55	43	1
Net cash provided by operating activities	25,913	35,182	23,008

Investing Activities
(Investment)/Return of principal - other investments	16	20	(13)
Net cash provided by (used in) investing
activities	16	20	(13)

Financing Activities
Purchase of interest rate derivative	—	—	(738)
Redemption of preferred stock	(57,943)	—	—
Redemption of trust preferred securities	(3,885)	—	—
Purchases of the Company's common stock	—	(512)	—
Dividends paid	(12,290)	(11,257)	(7,964)
Stock options exercised	3,362	2,438	1,242
Net cash used in financing activities	(70,756)	(9,331)	(7,460)

Increase (Decrease) in Cash	(44,827)	25,871	15,535

Cash, Beginning of Year	64,836	38,965	23,430

Cash, End of Year	$20,009	$64,836	$38,965

Additional Cash Payment Information
Interest paid	$730	$570	$565

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013

	2015	2014	2013
	(In Thousands)
Statements of Comprehensive Income

Net Income	$46,502	$43,529	$33,729

Unrealized appreciation on available-for-sale securities, net of taxes of $273, $100 and $302, for 2015, 2014 and 2013, respectively	400	185	561

Change in fair value of cash flow hedge, net of taxes
(credit) of $(34), $(88) and $(19) for 2015, 2014 and
2013, respectively	(50)	(164)	(34)

Comprehensive income (loss) of subsidiaries	(1,722)	4,553	(14,715)

Comprehensive Income	$45,130	$48,103	$19,541

Note 28:	Preferred Stock
On August 18, 2011, the Company entered into a Small Business Lending Fund-Securities Purchase Agreement (the "SBLF Purchase Agreement") with the Secretary of the Treasury, pursuant to which the Company sold 57,943 shares of the Company's Senior Non-Cumulative Perpetual Preferred Stock, Series A (the "SBLF Preferred Stock") to the Secretary of the Treasury for a purchase price of $57.9 million.  The SBLF Preferred Stock was issued pursuant to Treasury's SBLF program, a $30 billion fund established under the Small Business Jobs Act of 2010 that was created to encourage lending to small businesses by providing Tier 1 capital to qualified community banks and holding companies with assets of less than $10 billion.  As required by the SBLF Purchase Agreement, the proceeds from the sale of the SBLF Preferred Stock were used in connection with the redemption of all 58,000 shares of the Company's preferred stock, issued to Treasury in December 2008 pursuant to Treasury's TARP Capital Purchase Program (the "CPP Preferred Stock").  The shares of CPP Preferred Stock were redeemed at their liquidation amount of $1,000 per share plus the accrued but unpaid dividends to the redemption date.

The SBLF Preferred Stock qualified as Tier 1 capital.  The holders of SBLF Preferred Stock were entitled to receive noncumulative dividends, payable quarterly, on each January 1, April 1, July 1 and October 1.  The dividend rate, as a percentage of the liquidation amount, could fluctuate between one percent (1%) and five percent (5%) per annum on a quarterly basis during the first 10 quarters during which the SBLF Preferred Stock was outstanding, based upon changes in the level of "Qualified Small Business Lending" or "QSBL" (as defined in the SBLF Purchase Agreement) by the Bank over the adjusted baseline level calculated under the terms of the SBLF Preferred Stock $(249.7 million).  Based upon the increase in the Bank's level of QSBL over the adjusted baseline level, the dividend rate had been 1.0%.  For the tenth calendar quarter through four and one-half years after issuance, the dividend rate was fixed at between one percent (1%) and seven percent (7%) based upon the level of qualifying loans.  The Company's dividend rate was 1.0% during

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013

2015, and was expected to remain at 1% until four and one half years after the issuance, which is March 2016. After four and one half years from issuance, the dividend rate would have increased to 9% (including a quarterly lending incentive fee of 0.5%).

 On December 15, 2015, the Company (with the approval of its federal banking regulator) redeemed all 57,943 shares of the SBLF Preferred Stock at their liquidation amount of $1,000 per share plus accrued but unpaid dividends to the redemption date.  The redemption of the SBLF Preferred Stock was completed using internally available funds.

Note 29:	Consolidation of Banking Centers
On September 24, 2015, the Company announced plans to consolidate operations of 16 banking centers into other nearby Great Southern banking center locations.  As part of an ongoing performance review of its entire banking center network, Great Southern evaluated each location for a number of criteria, including access and availability of services to affected customers, the proximity of other Great Southern banking centers, profitability and transaction volumes, and market dynamics. This review culminated in the approval of the consolidation of these banking centers by the Great Southern Board of Directors.  Subsequent to this announcement, the Bank entered into separate definitive agreements to sell two of the 16 banking centers, including all of the associated deposits (totaling approximately $20 million), to separate bank purchasers. The sale of one of the banking centers was completed on February 19, 2016 and the sale of the other banking center is expected to be completed on or around March 18, 2016. The closing of the remaining 14 facilities, which resulted in the transfer of approximately $127 million in deposits and banking center operations to other Great Southern locations, occurred at the close of business on January 8, 2016.

Note 30:	Acquisition of Loans, Deposits and Branches
On September 30, 2015, the Company announced that it entered into a purchase and assumption agreement to acquire 12 branches and related deposits and loans in the St. Louis, Mo., area from Cincinnati-based Fifth Third Bank. The acquisition was completed at the close of business on January 29, 2016.

The deposits assumed totaled approximately $228 million and had a weighted average rate of approximately 0.28%, the composition of which was: demand deposits and NOW accounts – 42%; money market accounts – 40%; and time deposits and IRAs – 18%.

 The loans acquired totaled approximately $159 million and had a weighted average yield of approximately 3.92%, the composition of which was:  one- to four-family residential – 75%; commercial real estate – 8%; home equity lines – 10%; commercial business – 5%; and consumer and other – 2%.  The one- to four-family residential loans are primarily loans made to professional individuals in the St. Louis market, such as doctors and persons working in the field of medicine.  Approximately 55% of the total balance of these loans have fixed rates of interest for varying terms up to 30 years.  Approximately 45% of the total balance of these loans have rates of interest that are fixed for varying terms (generally three to seven years), with rates that adjust annually thereafter.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

We maintain a system of disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act (the "Exchange Act")) that is designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate. An evaluation of our disclosure controls and procedures was carried out as of December 31, 2015, under the supervision and with the participation of our principal executive officer, principal financial officer and several other members of our senior management. Our principal executive officer and principal financial officer concluded that, as of December 31, 2015, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the principal executive officer and principal financial officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The annual report of management on the effectiveness of internal control over financial reporting and the attestation report thereon issued by our independent registered public accounting firm are set forth below under "Management's Report on Internal Control Over Financial Reporting" and "Report of the Independent Registered Public Accounting Firm."

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2015, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).  Based on that assessment, management concluded that, as of December 31, 2015, the Company's internal control over financial reporting was effective.

The Company's internal control over financial reporting as of December 31, 2015, has been audited by BKD, LLP, an independent registered public accounting firm. Their attestation report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2015 is set forth below.

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
Great Southern Bancorp, Inc.
Springfield, Missouri

We have audited Great Southern Bancorp, Inc.'s internal control over financial reporting as of    December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

Audit Committee, Board of Directors and Stockholders
Great Southern Bancorp, Inc.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Great Southern Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Great Southern Bancorp, Inc. and our report dated March 3, 2016, expressed an unqualified opinion thereon.

BKD, LLP

/s/ BKD LLP

Springfield, Missouri
March 3, 2016

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers. The information concerning our directors and executive officers and corporate governance matters required by this item is incorporated herein by reference from our definitive proxy statement for our 2016 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

Section 16(a) Beneficial Ownership Reporting Compliance. The information concerning compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 by our directors, officers and ten percent stockholders required by this item is incorporated herein by reference from our definitive proxy statement for our 2016 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

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

The information concerning compensation and other matters required by this item is incorporated herein by reference from our definitive proxy statement for our 2016 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information concerning security ownership of certain beneficial owners and management required by this item is incorporated herein by reference from our definitive proxy statement for our 2016 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

The following table sets forth information as of December 31, 2015 with respect to compensation plans under which shares of our common stock may be issued:

Equity Compensation Plan Information
Plan Category	Number of Shares to be issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in the First Column)
Equity compensation plans approved by stockholders	633,732	$31.297	331,450(1)
Equity compensation plans not approved by stockholders	N/A	N/A	N/A
Total	633,732	$31.297	331,450
 _________________________
 (1)  Under the Company's 2013 Equity Incentive Plan, up to 100,000 of such shares could be issued to plan participants as restricted stock.  There have been no grants of restricted stock to plan participants.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information concerning certain relationships and related transactions and director independence required by this item is incorporated herein by reference from our definitive proxy statement for our 2016 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information concerning principal accounting fees and services is incorporated herein by reference from our definitive proxy statement for our 2016 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the end of our fiscal year.

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

A description of the current salary and bonus arrangements for the Registrant's executive officers for 2016 is attached as Exhibit 10.7.

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

The Statement re computation of ratio of earnings to fixed charges and preferred stock dividend requirement is attached hereto as Exhibit 12

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

The consent of BKD, LLP to the incorporation by reference into the Form S-8s (File nos. 333-104930, 333-106190 and 333-189497) previously filed with the Commission of their report on the financial statements included in this Form 10-K, is attached hereto as Exhibit 23.

(24)	Power of attorney

Included as part of signature page.

(31.1)	Rule 13a-14(a) Certification of Chief Executive Officer

Attached as Exhibit 31.1

(31.2)	Rule 13a-14(a) Certification of Treasurer

Attached as Exhibit 31.2

(32)	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

Attached as Exhibit 32.

(101)
Attached as Exhibit 101 are the following financial statements from the Great Southern Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 2015, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated statements of financial condition, (ii) consolidated statements of income, (iii) consolidated statements of cash flows and (iv) the notes to consolidated financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT SOUTHERN BANCORP, INC.
Date: March 3, 2016	By:	/s/ Joseph W. Turner Joseph W. Turner President, Chief Executive Officer and Director ( Duly Authorized Representative )

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

Signature	Capacity in Which Signed	Date

/s/ Joseph W. Turner Joseph W. Turner	President, Chief Executive Officer and Director (Principal Executive Officer)	March 3, 2016

/s/ William V. Turner William V. Turner	Chairman of the Board	March 3, 2016

/s/ Rex A. Copeland Rex A. Copeland	Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 3, 2016

/s/ William E. Barclay William E. Barclay	Director	March 3, 2016

/s/ Larry D. Frazier Larry D. Frazier	Director	March 3, 2016

/s/ Thomas J. Carlson Thomas J. Carlson	Director	March 3, 2016

/s/ Julie T. Brown Julie T. Brown	Director	March 3, 2016

/s/ Earl A. Steinert, Jr. Earl A. Steinert, Jr.	Director	March 3, 2016

/s/ Grant Q. Haden Grant Q. Haden	Director	March 3, 2016

/s/ Douglas M. Pitt Douglas M. Pitt	Director	March 3, 2016

GREAT SOUTHERN BANCORP, INC.

INDEX TO EXHIBITS
Exhibit No.	Document

10.7	Description of Salary and Bonus Arrangements for Named Executive Officers for 2016
10.8	Description of Current Fee Arrangements for Directors
12	Statement of Ratio of Earnings to Fixed Charges
21	Subsidiaries of the Registrant
23	Consent of BKD, LLP, Certified Public Accountants
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)
31.2	Certification of Treasurer Pursuant to Rule 13a-14(a)
32	Certifications Pursuant to Section 906 of Sarbanes-Oxley Act