Form 10-Q
period 2016-03-31
GREAT SOUTHERN BANCORP INC
filed 2016-05-06
CIK 854560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES ACT OF 1934

For the Quarterly Period Ended March 31, 2016

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
Yes /X/     No /  /

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes/X/   No /  /

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer / /	Accelerated filer /X/	Non-accelerated filer / /	Smaller reporting company / /
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes /  /   No /X/

The number of shares outstanding of each of the registrant's classes of common stock: 13,893,932 shares of common stock, par value $.01, outstanding at May 4, 2016.

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except number of shares)

	MARCH 31,	DECEMBER 31,
	2016	2015
	(Unaudited)

ASSETS
Cash	$107,193	$115,198
Interest-bearing deposits in other financial institutions	114,538	83,985
Cash and cash equivalents	221,731	199,183
Available-for-sale securities	249,546	262,856
Held-to-maturity securities (fair value $382 – March 2016;
$384 - December 2015)	353	353
Mortgage loans held for sale	7,560	12,261
Loans receivable, net of allowance for loan losses of
$37,026 – March 2016; $38,149 - December 2015	3,527,580	3,340,536
FDIC indemnification asset	20,125	24,082
Interest receivable	11,335	10,930
Prepaid expenses and other assets	54,537	59,322
Other real estate owned, net	39,528	31,893
Premises and equipment, net	143,434	129,655
Goodwill and other intangible assets	13,867	5,758
Investment in Federal Home Loan Bank stock	14,804	15,303
Current and deferred income taxes	10,244	12,057
Total Assets	$4,314,644	$4,104,189

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$3,468,699	$3,268,626
Federal Home Loan Bank advances	31,523	263,546
Securities sold under reverse repurchase agreements with customers	135,097	116,182
Short-term borrowings	216,276	1,295
Subordinated debentures issued to capital trusts	25,774	25,774
Accrued interest payable	1,056	1,080
Advances from borrowers for taxes and insurance	6,773	4,681
Accounts payable and accrued expenses	24,223	24,778
Total Liabilities	3,909,421	3,705,962
Stockholders' Equity:
Capital stock
Serial preferred stock – $.01 par value; authorized 1,000,000 shares; issued and outstanding March 2016 and December 2015 - -0- shares	—	—
Common stock, $.01 par value; authorized 20,000,000 shares; issued and outstanding March 2016 – 13,892,128 shares;
December 2015 - 13,887,932 shares	139	139
Additional paid-in capital	24,544	24,371
Retained earnings	374,845	368,053
Accumulated other comprehensive income	5,695	5,664
Total Stockholders' Equity	405,223	398,227
Total Liabilities and Stockholders' Equity	$4,314,644	$4,104,189
See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
	THREE MONTHS ENDED MARCH 31,
	2016	2015
	(Unaudited)
INTEREST INCOME
Loans	$44,048	$45,949
Investment securities and other	1,698	1,957
TOTAL INTEREST INCOME	45,746	47,906
INTEREST EXPENSE
Deposits	3,934	3,162
Federal Home Loan Bank advances	438	447
Short-term borrowings and repurchase agreements	81	21
Subordinated debentures issued to capital trusts	174	151
TOTAL INTEREST EXPENSE	4,627	3,781
NET INTEREST INCOME	41,119	44,125
PROVISION FOR LOAN LOSSES	2,101	1,300
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	39,018	42,825

NON-INTEREST INCOME
Commissions	303	281
Service charges and ATM fees	5,279	4,644
Net realized gains on sales of loans	832	940
Net realized gains on sales of available-for-sale securities	3	—
Late charges and fees on loans	577	349
Gain (loss) on derivative interest rate products	(162)	(92)
Amortization of income/expense related to business acquisitions	(3,293)	(6,895)
Other income	1,435	717
TOTAL NON-INTEREST INCOME	4,974	(56)

NON-INTEREST EXPENSE
Salaries and employee benefits	15,363	14,577
Net occupancy and equipment expense	6,842	6,054
Postage	1,001	888
Insurance	952	979
Advertising	441	432
Office supplies and printing	465	338
Telephone	922	765
Legal, audit and other professional fees	841	624
Expense on foreclosed assets	911	385
Partnership tax credit investment amortization	420	420
Other operating expenses	2,762	1,780
TOTAL NON-INTEREST EXPENSE	30,920	27,242

INCOME BEFORE INCOME TAXES	13,072	15,527

PROVISION FOR INCOME TAXES	3,279	3,874

NET INCOME	9,793	11,653

Preferred stock dividends	—	145
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$9,793	$11,508

	THREE MONTHS ENDED MARCH 31,
	2016	2015
BASIC EARNINGS PER COMMON SHARE	$0.71	$0.84
DILUTED EARNINGS PER COMMON SHARE	$0.70	$0.83
DIVIDENDS DECLARED PER COMMON SHARE	$0.22	$0.20

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	THREE MONTHS ENDED MARCH 31,
	2016	2015
	(Unaudited)
Net Income	$9,793	$11,653

Unrealized appreciation (depreciation) on available-for-sale securities, net
of taxes (credit) of $36 and $(52), for 2016 and 2015, respectively	63	(98)

Reclassification adjustment for gains included in net income,
net of (taxes) credit of $(1) and $0, for 2016 and 2015, respectively	(2)	—

Change in fair value of cash flow hedge, net of taxes (credit) of $(17)
and $(53), for 2016 and 2015, respectively	(30)	(96)

Comprehensive Income	$9,824	$11,459

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	THREE MONTHS ENDED MARCH 31,
	2016	2015
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$9,793	$11,653
Proceeds from sales of loans held for sale	32,671	34,150
Originations of loans held for sale	(26,076)	(36,462)
Items not requiring (providing) cash:
Depreciation	1,336	2,306
Amortization	963	858
Compensation expense for stock option grants	116	131
Provision for loan losses	2,101	1,300
Net gains on loan sales	(832)	(940)
Net realized gains on sale of available-for-sale securities	(3)	—
Net gains on sale of premises and equipment	(233)	(6)
Net gain on sale of foreclosed assets	(129)	(131)
Gain on sale of business units	(368)	—
Amortization of deferred income, premiums, discounts and other	2,150	1,364
Loss on derivative interest rate products	162	92
Deferred income taxes	(931)	231
Changes in:
Interest receivable	5	(138)
Prepaid expenses and other assets	6,744	(4,494)
Accrued expenses and other liabilities	(2,649)	6,496
Income taxes refundable/payable	2,827	(1,878)
Net cash provided by operating activities	27,647	14,532
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(28,119)	(55,991)
Purchase of loans	(10,000)	(26,475)
Cash received from purchase of additional business units	44,363	—
Cash received from FDIC loss sharing reimbursements	216	501
Cash paid for sale of business units	(17,821)	—
Purchase of premises and equipment	(4,370)	(1,796)
Proceeds from sale of premises and equipment	933	41
Proceeds from sale of foreclosed assets	5,434	3,189
Capitalized costs on foreclosed assets	—	(8)
Proceeds from sales of available-for-sale securities	23,900	—
Proceeds from maturing securities	—	110
Proceeds from called securities	6,580	4,345
Principal reductions on mortgage-backed securities	7,473	16,088
Purchase of available-for-sale securities	(24,858)	—
Redemption of Federal Home Loan Bank stock	499	8,327
Net cash provided by (used in) investing activities	4,230	(51,669)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in certificates of deposit	217	138,008
Net increase (decrease) in checking and savings deposits	(10,170)	130,745
Proceeds from Federal Home Loan Bank advances	1,793,000	2,073,000
Repayments of Federal Home Loan Bank advances	(2,025,017)	(2,252,016)
Net increase in short-term borrowings	233,896	8,060
Advances from borrowers for taxes and insurance	1,688	1,230
Dividends paid	(3,055)	(2,896)
Stock options exercised	112	428
Net cash provided by (used in) financing activities	(9,329)	96,559
INCREASE IN CASH AND CASH EQUIVALENTS	22,548	59,422
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	199,183	218,647
CASH AND CASH EQUIVALENTS, END OF PERIOD	$221,731	$278,069

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Great Southern Bancorp, Inc. (the "Company" or "Great Southern") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The financial statements presented herein reflect all adjustments which are, in the opinion of management, necessary to fairly present the financial condition, results of operations and cash flows of the Company for the periods presented. Those adjustments consist only of normal recurring adjustments. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the full year. The consolidated statement of financial condition of the Company as of December 31, 2015, has been derived from the audited consolidated statement of financial condition of the Company as of that date.   Certain prior period amounts have been reclassified to conform to the current period presentation.  These reclassifications had no effect on net income.

Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for 2015 filed with the Securities and Exchange Commission.

NOTE 2: NATURE OF OPERATIONS AND OPERATING SEGMENTS

The Company operates as a one-bank holding company.  The Company’s business primarily consists of the operations of Great Southern Bank (the “Bank”), which provides a full range of financial services to customers primarily located in Missouri, Iowa, Kansas, Minnesota, Nebraska and Arkansas.  In addition, the Company operates commercial loan production offices in Dallas, Texas and Tulsa, Oklahoma.  The Company and the Bank are subject to the regulations of certain federal and state agencies and undergo periodic examinations by those regulatory agencies.
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

NOTE 3: RECENT ACCOUNTING PRONOUNCEMENTS

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606):  Deferral of the Effective Date, which deferred the effective date of ASU 2014-09.  In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606): Summary and Amendments that Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs—Contracts with Customers (Subtopic 340-40). The guidance in this Update supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the industry topics of the codification. For public companies, the original Update was to be effective for interim and annual periods beginning after December 15, 2016.  The current ASU states that the provisions of ASU 2014-09 should be applied to annual reporting periods, including interim periods, beginning after December 15, 2017.  The Company is currently assessing the impact that this guidance may have on its consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis.  The Update changes the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIE) or voting interest entities (VOE), and consolidation conclusions could change for entities that are already considered VIEs.  The Update also eliminates both the consolidation model specific to limited partnerships and the current presumption that a general partner controls a limited partnership.  The Update was effective for the Company beginning January 1, 2016 and did not have a material effect on the Company’s consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.  The Update amends several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows.  The Update is effective for the Company for interim and annual periods beginning after December 15, 2016.  The Company is currently assessing the impact this guidance may have on its consolidated financial statements.

NOTE 4: EARNINGS PER SHARE

	Three Months Ended March 31,
	2016	2015
	(In Thousands, Except Per Share Data)
Basic:
Average shares outstanding	13,890	13,766
Net income available to common stockholders	$9,793	$11,508
Per common share amount	$0.71	$0.84

Diluted:
Average shares outstanding	13,890	13,766
Net effect of dilutive stock options – based on the treasury
stock method using average market price	128	167
Diluted shares	14,018	13,933
Net income available to common stockholders	$9,793	$11,508
Per common share amount	$0.70	$0.83

Options outstanding at March 31, 2016 and 2015, to purchase 127,100 and 10,500 shares of common stock, respectively, were not included in the computation of diluted earnings per common share for the three month periods because the exercise prices of such options were greater than the average market prices of the common stock for the three months ended March 31, 2016 and 2015, respectively.

NOTE 5: INVESTMENT SECURITIES

	March 31, 2016
		Gross	Gross		Tax
	Amortized	Unrealized	Unrealized	Fair	Equivalent
	Cost	Gains	Losses	Value	Yield
	(In Thousands)

AVAILABLE-FOR-SALE SECURITIES:
U.S. government agencies	$20,000	$19	$—	$20,019	2.00%
Mortgage-backed securities	152,977	1,734	100	154,611	2.10
States and political subdivisions	66,345	5,360	—	71,705	5.68
Other securities	847	2,364	—	3,211	—
	$240,169	$9,477	$100	$249,546	3.07%

HELD-TO-MATURITY SECURITIES:
States and political subdivisions	$353	$29	$—	$382	7.37%

	December 31, 2015
		Gross	Gross		Tax
	Amortized	Unrealized	Unrealized	Fair	Equivalent
	Cost	Gains	Losses	Value	Yield
	(In Thousands)

AVAILABLE-FOR-SALE SECURITIES:
U.S. government agencies	$20,000	$—	$219	$19,781	2.00%
Mortgage-backed securities	159,777	2,038	601	161,214	2.09
States and political subdivisions	72,951	5,081	1	78,031	5.71
Other securities	847	2,983	—	3,830	—
	$253,575	$10,102	$821	$262,856	3.12%

HELD-TO-MATURITY SECURITIES:
States and political subdivisions	$353	$31	$—	$384	7.37%

The amortized cost and fair value of available-for-sale securities at March 31, 2016, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In Thousands)

One year or less	$—	$—
After one through five years	623	647
After five through ten years	7,284	7,627
After ten years	78,438	83,450
Securities not due on a single maturity date	152,977	154,611
Other securities	847	3,211

	$240,169	$249,546

The held-to-maturity securities at March 31, 2016, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In Thousands)

After one through five years	$353	$382

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at March 31, 2016 and December 31, 2015, respectively, was approximately $39.0 million and $76.0 million, which is approximately 15.6% and 28.9% of the Company’s combined available-for-sale and held-to-maturity investment portfolio, respectively.

Based on an evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these debt securities are temporary at March 31, 2016.

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2016 and December 31, 2015:

March 31, 2016
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
(In Thousands)

Mortgage-backed securities	$35,197	$(62)	$3,781	$(38)	$38,978	$(100)

	December 31, 2015
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)

U.S. government agencies	$20,000	(219)	$—	$—	$20,000	$(219)
Mortgage-backed securities	45,494	(348)	9,635	(253)	55,129	(601)
State and political
subdivisions	—	—	910	(1)	910	(1)
	$65,494	$(567)	$10,545	$(254)	$76,039	$(821)

Gross gains of $91,000 and $-0- and gross losses of $88,000 and $-0- resulting from sales of available-for-sale securities were realized during the three months ended March 31, 2016 and 2015, respectively.  Gains and losses on sales of securities are determined on the specific-identification method.

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

The Company conducts periodic reviews to identify and evaluate each investment security to determine whether an other-than-temporary impairment has occurred.  The Company considers the length of time a security has been in an unrealized loss position, the relative amount of the unrealized loss compared to the carrying value of the security, the type of security and other factors.  If certain criteria are met, the Company performs additional reviews and evaluations using observable market values or various inputs in economic models to determine if an unrealized loss is other-than-temporary.  The Company uses quoted market prices for marketable equity securities and uses broker pricing quotes based on observable inputs for equity investments that are not traded on a stock exchange.  For non-agency collateralized mortgage obligations, to determine if the unrealized loss is other-than-temporary, the Company projects total estimated defaults of the underlying assets (mortgages) and multiplies that calculated amount by an estimate of realizable value upon sale in the marketplace (severity) in order to determine the projected collateral loss.  The Company also evaluates any current credit enhancement underlying these securities to determine the impact on cash flows.  If the Company determines that a given security position will be subject to a write-down or loss, the Company records the expected credit loss as a charge to earnings.

During the three months ended March 31, 2016, no securities were determined to have impairment that had become other than temporary.

Credit Losses Recognized on Investments.  There were no debt securities that have experienced fair value deterioration due to credit losses, as well as due to other market factors, but are not otherwise other-than-temporarily impaired.

Amounts Reclassified Out of Accumulated Other Comprehensive Income.  Amounts reclassified from accumulated other comprehensive income and the affected line items in the statements of income during the three months ended March 31, 2016 and 2015, were as follows:

	Amounts Reclassified from Other Comprehensive Income
	Three Months Ended March 31,		Affected Line Item in the
	2016	2015	Statements of Income
	(In Thousands)

Unrealized gains on available-			Net realized gains on available-
for-sale securities	$3	$—	for-sale securities
			(Total reclassified amount before tax)
Income Taxes	(1)	—	Provision for income taxes
Total reclassifications out of accumulated
other comprehensive income	$2	$—

NOTE 6: LOANS AND ALLOWANCE FOR LOAN LOSSES

	March 31,	December 31,
	2016	2015
	(In Thousands)

One- to four-family residential construction	$27,807	$23,526
Subdivision construction	28,328	38,504
Land development	66,098	58,440
Commercial construction	629,846	600,794
Owner occupied one- to four-family residential	228,576	110,277
Non-owner occupied one- to four-family residential	148,461	149,874
Commercial real estate	1,048,180	1,043,474
Other residential	415,117	419,549
Commercial business	352,426	357,580
Industrial revenue bonds	36,407	37,362
Consumer auto	468,921	439,895
Consumer other	74,987	74,829
Home equity lines of credit	98,760	83,966
Acquired FDIC-covered loans, net of discounts	224,342	236,071
Acquired loans no longer covered by FDIC loss sharing agreements,
net of discounts	31,761	33,338
Acquired non-covered loans, net of discounts	88,218	93,436
	3,968,235	3,800,915
Undisbursed portion of loans in process	(400,421)	(418,702)
Allowance for loan losses	(37,026)	(38,149)
Deferred loan fees and gains, net	(3,208)	(3,528)
	$3,527,580	$3,340,536

Weighted average interest rate	4.58%	4.56%

Classes of loans by aging were as follows:

	March 31, 2016
							Total Loans
			Past Due				> 90 Days
	30-59 Days	60-89 Days	90 Days	Total Past		Total Loans	Past Due and
	Past Due	Past Due	or More	Due	Current	Receivable	Still Accruing
	(In Thousands)
One- to four-family
residential construction	$—	$—	$—	$—	$27,807	$27,807	$—
Subdivision construction	—	—	143	143	28,185	28,328	—
Land development	42	429	106	577	65,521	66,098	—
Commercial construction	—	—	—	—	629,846	629,846	—
Owner occupied one- to four-
family residential	1,129	90	892	2,111	226,465	228,576	33
Non-owner occupied one- to
four-family residential	796	—	336	1,132	147,329	148,461	60
Commercial real estate	2,319	5,383	9,779	17,481	1,030,699	1,048,180	—
Other residential	—	—	—	—	415,117	415,117	—
Commercial business	76	51	181	308	352,118	352,426	—
Industrial revenue bonds	—	—	—	—	36,407	36,407	—
Consumer auto	2,293	480	918	3,691	465,230	468,921	—
Consumer other	620	90	656	1,366	73,621	74,987	—
Home equity lines of credit	1,091	40	337	1,468	97,292	98,760	4
Acquired FDIC-covered
loans, net of discounts	8,068	217	10,451	18,736	205,606	224,342	172
Acquired loans no longer
covered by loss sharing
agreements, net of
discounts	45	63	10	118	31,643	31,761	—
Acquired non-covered loans,
net of discounts	532	150	5,500	6,182	82,036	88,218	—
	17,011	6,993	29,309	53,313	3,914,922	3,968,235	269
Less FDIC-supported loans,
and acquired non-covered
loans, net of discounts	8,645	430	15,961	25,036	319,285	344,321	172

Total	$8,366	$6,563	$13,348	$28,277	$3,595,637	$3,623,914	$97

	December 31, 2015
							Total Loans
						Total	> 90 Days Past
	30-59 Days	60-89 Days	Over 90	Total Past		Loans	Due and
	Past Due	Past Due	Days	Due	Current	Receivable	Still Accruing
	(In Thousands)
One- to four-family
residential construction	$649	$—	$—	$649	$22,877	$23,526	$—
Subdivision construction	—	—	—	—	38,504	38,504	—
Land development	2,245	148	139	2,532	55,908	58,440	—
Commercial construction	1	—	—	1	600,793	600,794	—
Owner occupied one- to four-
family residential	1,217	345	715	2,277	108,000	110,277	—
Non-owner occupied one- to
four-family residential	—	—	345	345	149,529	149,874	—
Commercial real estate	1,035	471	13,488	14,994	1,028,480	1,043,474	—
Other residential	—	—	—	—	419,549	419,549	—
Commercial business	1,020	9	288	1,317	356,263	357,580	—
Industrial revenue bonds	—	—	—	—	37,362	37,362	—
Consumer auto	3,351	891	721	4,963	434,932	439,895	—
Consumer other	943	236	576	1,755	73,074	74,829	—
Home equity lines of credit	212	123	297	632	83,334	83,966	—
Acquired FDIC-covered loans, net of discounts	7,936	603	9,712	18,251	217,820	236,071	—
Acquired loans no longer covered by FDIC loss sharing agreements,
net of discounts	989	39	33	1,061	32,277	33,338	—
Acquired non-covered loans, net of discounts	1,081	638	5,914	7,633	85,803	93,436	—
	20,679	3,503	32,228	56,410	3,744,505	3,800,915	—
Less FDIC-supported loans,
and acquired non-covered loans, net of discounts	10,006	1,280	15,659	26,945	335,900	362,845	—

Total	$10,673	$2,223	$16,569	$29,465	$3,408,605	$3,438,070	$—

Nonaccruing loans (excluding FDIC-supported loans, net of discount and acquired non-covered loans, net of discount) are summarized as follows:

	March 31,	December 31,
	2016	2015
	(In Thousands)

One- to four-family residential construction	$—	$—
Subdivision construction	143	—
Land development	106	139
Commercial construction	—	—
Owner occupied one- to four-family residential	859	715
Non-owner occupied one- to four-family residential	276	345
Commercial real estate	9,779	13,488
Other residential	—	—
Commercial business	181	288
Industrial revenue bonds	—	—
Consumer auto	918	721
Consumer other	656	576
Home equity lines of credit	333	297

Total	$13,251	$16,569

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2016.  Also presented are the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of March 31, 2016:

	One- to Four-
	Family
	Residential and	Other	Commercial	Commercial	Commercial
	Construction	Residential	Real Estate	Construction	Business	Consumer	Total
	(In Thousands)
Allowance for loan losses
Balance January 1, 2016	$4,900	$3,190	$14,738	$3,019	$4,203	$8,099	$38,149
Provision (benefit) charged to expense	51	(582)	1,288	129	(554)	1,769	2,101
Losses charged off	(84)	—	(2,309)	(30)	(19)	(1,737)	(4,179)
Recoveries	16	13	11	8	47	860	955
Balance March 31, 2016	$4,883	$2,621	$13,728	$3,126	$3,677	$8,991	$37,026

Ending balance:

Individually evaluated for
impairment	$729	$—	$1,900	$1,141	$1,120	$359	$5,249
Collectively evaluated for
impairment	$3,481	$2,532	$11,586	$1,915	$2,373	$8,435	$30,322
Loans acquired and
accounted for under ASC
310-30	$673	$89	$242	$70	$184	$197	$1,455

Loans
Individually evaluated for
impairment	$6,162	$9,472	$31,654	$7,496	$2,215	$2,340	$59,339
Collectively evaluated for
impairment	$427,010	$405,645	$1,016,526	$688,448	$386,618	$640,328	$3,564,575
Loans acquired and
accounted for under ASC
310-30	$187,210	$35,608	$64,924	$5,436	$9,075	$42,068	$344,321

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2015:

	One- to Four-
	Family
	Residential and	Other	Commercial	Commercial	Commercial
	Construction	Residential	Real Estate	Construction	Business	Consumer	Total
	(In Thousands)
Allowance for loan losses
Balance January 1, 2015	$3,455	$2,941	$19,773	$3,562	$3,679	$5,025	$38,435
Provision (benefit) charged to expense	556	(140)	385	(113)	467	145	1,300
Losses charged off	(140)	(3)	(2)	(197)	(224)	(1,147)	(1,713)
Recoveries	114	11	60	104	23	737	1,049
Balance March 31, 2015	$3,985	$2,809	$20,216	$3,356	$3,945	$4,760	$39,071

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

The portfolio segments used in the preceding three tables correspond to the loan classes used in all other tables in Note 6 as follows:

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

Impaired loans (excluding FDIC-supported loans, net of discount and acquired non-covered loans, net of discount), are summarized as follows:

	At or for the Three Months Ended March 31, 2016
				Average
		Unpaid		Investment in	Interest
	Recorded	Principal	Specific	Impaired	Income
	Balance	Balance	Allowance	Loans	Recognized
	(In Thousands)

One- to four-family residential construction	$—	$—	$—	$—	$—
Subdivision construction	1,014	1,014	209	1,049	7
Land development	7,496	7,586	1,141	7,506	69
Commercial construction	—	—	—	—	—
Owner occupied one- to four-family residential	5,148	5,718	520	5,121	57
Non-owner occupied one- to four-family residential	—	—	—	—	—
Commercial real estate	31,654	34,773	1,900	33,088	224
Other residential	9,472	9,472	—	9,496	98
Commercial business	2,215	2,644	1,120	2,230	24
Industrial revenue bonds	—	—	—	—	—
Consumer auto	1,000	1,039	150	929	17
Consumer other	880	962	132	897	19
Home equity lines of credit	460	480	77	461	12

Total	$59,339	$63,688	$5,249	$60,777	$527

	At or for the Year Ended December 31, 2015
				Average
		Unpaid		Investment	Interest
	Recorded	Principal	Specific	in Impaired	Income
	Balance	Balance	Allowance	Loans	Recognized
	(In Thousands)

One- to four-family residential construction	$—	$—	$—	$633	$35
Subdivision construction	1,061	1,061	214	3,533	109
Land development	7,555	7,644	1,391	7,432	287
Commercial construction	—	—	—	—	—
Owner occupied one- to four-family
residential	3,166	3,427	389	3,587	179
Non-owner occupied one- to four-family
residential	1,902	2,138	128	1,769	100
Commercial real estate	34,629	37,259	2,556	28,610	1,594
Other residential	9,533	9,533	—	9,670	378
Commercial business	2,365	2,539	1,115	2,268	138
Industrial revenue bonds	—	—	—	—	—
Consumer auto	791	829	119	576	59
Consumer other	802	885	120	672	74
Home equity lines of credit	357	374	61	403	27

Total	$62,161	$65,689	$6,093	$59,153	$2,980

	At or for the Three Months Ended March 31, 2015
				Average
		Unpaid		Investment in	Interest
	Recorded	Principal	Specific	Impaired	Income
	Balance	Balance	Allowance	Loans	Recognized
	(In Thousands)

One- to four-family residential construction	$853	$853	$—	$971	$16
Subdivision construction	4,434	4,487	280	4,482	51
Land development	7,387	7,395	1,414	7,510	67
Commercial construction	—	—	—	—	—
Owner occupied one- to four-family residential	3,841	4,093	353	3,984	61
Non-owner occupied one- to four-family residential	1,809	2,021	74	1,785	11
Commercial real estate	26,644	27,979	2,271	26,636	201
Other residential	9,768	9,768	—	9,780	111
Commercial business	2,270	2,345	686	2,469	113
Industrial revenue bonds	—	—	—	—	—
Consumer auto	446	501	67	425	10
Consumer other	546	693	82	582	11
Home equity lines of credit	416	440	72	406	9

Total	$58,414	$60,575	$5,299	$59,030	$661

At March 31, 2016, $20.7 million of impaired loans had specific valuation allowances totaling $5.2 million.  At December 31, 2015, $25.1 million of impaired loans had specific valuation allowances totaling $6.1 million.

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

The following table presents newly restructured loans during the three months ended March 31, 2016 by type of modification:
	Three Months Ended March 31, 2016
				Total
	Interest Only	Term	Combination	Modification
	(In Thousands)

Mortgage loans on real estate:
One -to four- family residential	$429	$—	$—	$429
Commercial	60	—	—	60
Construction and land development	2,946	—	—	2,946
Consumer	—	2	—	2

	$3,435	$2	$—	$3,437

At March 31, 2016, the Company had $44.4 million of loans that were modified in troubled debt restructurings and impaired, as follows:  $8.3 million of construction and land development loans, $13.5 million of single family and multi-family residential mortgage loans, $20.5 million of commercial real estate loans, $1.9 million of commercial business loans and $294,000 of consumer loans.  Of the total troubled debt restructurings at March 31, 2016, $39.4 million were accruing interest and $13.2 million were classified as substandard using the Company’s internal grading system, which is described below.  The Company had no troubled debt restructurings which were modified in the previous 12 months and subsequently defaulted during the three months ended March 31, 2016.  When loans modified as troubled debt restructuring have subsequent payment defaults, the defaults are factored into the determination of the allowance for loan losses to ensure specific valuation allowances reflect amounts considered uncollectible.  At December 31, 2015, the Company had $45.0 million of loans that were modified in troubled debt restructurings and impaired, as follows:  $7.9 million of construction and land development loans, $13.5 million of single family and multi-family residential mortgage loans, $21.3 million of commercial real estate loans, $2.0 million of commercial business loans and $311,000 of consumer loans.  Of the total troubled debt restructurings at December 31, 2015, $39.0 million were accruing interest and $12.2 million were classified as substandard using the Company’s internal grading system.

During the three months ended March 31, 2016, loans designated as troubled debt restructurings totaling $20,000 met the criteria for placement back on accrual status.  The $20,000 consisted of consumer loans.  The criteria is generally a minimum of six months of payment performance under original or modified terms.
The Company reviews the credit quality of its loan portfolio using an internal grading system that classifies loans as “Satisfactory,” “Watch,” “Special Mention,” “Substandard” and “Doubtful.”  Substandard loans are characterized by the distinct possibility that the Bank will sustain some loss if certain deficiencies are not corrected.  Doubtful loans are those having all the weaknesses inherent to those classified Substandard with the added characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.  Special mention loans possess potential weaknesses that deserve management’s close attention but do not expose the Bank to a degree of risk that warrants substandard classification.  Loans classified as watch are being monitored because of indications of potential weaknesses or deficiencies that may require future classification as special mention or substandard.  Loans not meeting any of the criteria previously described are considered satisfactory.  The FDIC-covered loans are evaluated using this internal grading system.  These loans are accounted for in pools and are currently substantially covered through loss sharing agreements with the FDIC.  Minimal adverse classification in the loan pools was identified as of March 31, 2016 and December 31, 2015, respectively.  The acquired non-covered loans are also evaluated using this internal grading system.  These loans are accounted for in pools and minimal adverse classification in the loan pools was identified as of March 31, 2016 and December 31, 2015, respectively.  See Note 7 for further discussion of the acquired loan pools and loss sharing agreements.
The Company evaluates the loan risk internal grading system definitions and allowance for loan loss methodology on an ongoing basis.  In the fourth quarter of 2014, the Company began using a three-year average of historical losses for the general component of the allowance for loan loss calculation.  The Company had previously used a five-year average.  For interim periods, the Company uses three full years plus the interim period’s annualized average losses for the general component of the allowance for loan loss calculation.  The Company believes that the three-year average provides a better representation of the current risks in the loan portfolio.  This change was made after consultation with our regulators and other third-party consultants, as well as a review of the practices used by the Company’s peers.  This change did not materially affect the level of the allowance for loan losses.  The general component of the allowance for loan losses is affected by several factors, including, but not limited to, average historical losses, the average life of the loan, the current composition of the loan portfolio, current and expected economic conditions, collateral values and internal risk ratings.  Management considers all these factors in determining the adequacy of its allowance for loan losses.  No other significant changes were made to the loan risk grading system definitions and allowance for loan loss methodology during the past year.

The loan grading system is presented by loan class below:

	March 31, 2016
			Special
	Satisfactory	Watch	Mention	Substandard	Doubtful	Total
	(In Thousands)
One- to four-family residential
construction	$27,097	$—	$710	$—	$—	$27,807
Subdivision construction	24,273	261	3,363	431	—	28,328
Land development	55,031	6,978	—	4,089	—	66,098
Commercial construction	629,846	—	—	—	—	629,846
Owner occupied one- to four-
family residential	226,786	511	—	1,279	—	228,576
Non-owner occupied one- to four-
family residential	143,569	717	3,459	716	—	148,461
Commercial real estate	1,007,471	23,519	—	17,190	—	1,048,180
Other residential	404,801	8,384	—	1,932	—	415,117
Commercial business	350,273	1,366	433	354	—	352,426
Industrial revenue bonds	36,407	—	—	—	—	36,407
Consumer auto	467,969	—	—	952	—	468,921
Consumer other	74,247	—	—	740	—	74,987
Home equity lines of credit	98,313	—	—	447	—	98,760
Acquired FDIC-covered loans,
net of discounts	224,330	—	—	12	—	224,342
Acquired loans no longer covered
by FDIC loss sharing
agreements, net of discounts	31,689	—	—	72	—	31,761
Acquired non-covered loans,
net of discounts	86,634	—	—	1,584	—	88,218

Total	$3,888,736	$41,736	$7,965	$29,798	$—	$3,968,235

	December 31, 2015
			Special
	Satisfactory	Watch	Mention	Substandard	Doubtful	Total
	(In Thousands)
One- to four-family residential
construction	$22,798	$—	$728	$—	$—	$23,526
Subdivision construction	34,370	263	3,407	464	—	38,504
Land development	47,357	6,992	—	4,091	—	58,440
Commercial construction	600,794	—	—	—	—	600,794
Owner occupied one- to-four-
family residential	108,584	587	—	1,106	—	110,277
Non-owner occupied one- to-
four-family residential	144,744	516	3,827	787	—	149,874
Commercial real estate	1,005,894	18,805	—	18,775	—	1,043,474
Other residential	409,172	8,422	—	1,955	—	419,549
Commercial business	355,370	1,303	438	469	—	357,580
Industrial revenue bonds	37,362	—	—	—	—	37,362
Consumer auto	439,157	—	—	738	—	439,895
Consumer other	74,167	—	—	662	—	74,829
Home equity lines of credit	83,627	—	—	339	—	83,966
Acquired FDIC-covered loans,
net of discounts	236,055	—	—	16	—	236,071
Acquired loans no longer covered
by FDIC loss sharing
agreements, net of discounts	33,237	—	—	101	—	33,338
Acquired non-covered loans,
net of discounts	91,614	—	—	1,822	—	93,436

Total	$3,724,302	$36,888	$8,400	$31,325	$—	$3,800,915

NOTE 7: FDIC ACQUIRED LOANS, LOSS SHARING AGREEMENTS AND FDIC INDEMNIFICATION ASSETS

On March 20, 2009, Great Southern Bank entered into a purchase and assumption agreement with loss share with the Federal Deposit Insurance Corporation (FDIC) to assume all of the deposits (excluding brokered deposits) and acquire certain assets of TeamBank, N.A., a full service commercial bank headquartered in Paola, Kansas.

The loans, commitments and foreclosed assets purchased in the TeamBank transaction were covered by a loss sharing agreement between the FDIC and Great Southern Bank.  Under the loss sharing agreement, the Bank shared in the losses on assets covered under the agreement (referred to as covered assets). On losses up to $115.0 million, the FDIC agreed to reimburse the Bank for 80% of the losses. On losses exceeding $115.0 million, the FDIC agreed to reimburse the Bank for 95% of the losses.  Realized losses covered by the loss sharing agreement included loan contractual balances (and related unfunded commitments that were acquired), accrued interest on loans for up to 90 days, the book value of foreclosed real estate acquired, and certain direct costs, less cash or other consideration received by the Bank.  This agreement originally was to extend for ten years for 1-4 family real estate loans and for five years for other loans. The five-year period ended March 31, 2014 and the ten-year period was terminated early, effective April 26, 2016, by mutual agreement of Great Southern Bank and the FDIC.  See “Loss Sharing Agreements” below.  The value of this loss sharing agreement was considered in determining fair values of loans and foreclosed assets acquired.  The loss sharing agreement was subject to the Bank following servicing procedures as specified in the agreement.  The expected reimbursements under the loss sharing agreement were recorded as an indemnification asset at their preliminary estimated fair value on the acquisition date.  Based upon the acquisition date fair values of the net assets acquired, no goodwill was recorded.
On September 4, 2009, Great Southern Bank entered into a purchase and assumption agreement with loss share with the FDIC to assume all of the deposits and acquire certain assets of Vantus Bank, a full service thrift headquartered in Sioux City, Iowa.
The loans, commitments and foreclosed assets purchased in the Vantus Bank transaction were covered by a loss sharing agreement between the FDIC and Great Southern Bank.  Under the loss sharing agreement, the Bank shared in the losses on assets covered under the agreement (referred to as covered assets). On losses up to $102.0 million, the FDIC agreed to reimburse the Bank for 80% of the losses. On losses exceeding $102.0 million, the FDIC agreed to reimburse the Bank for 95% of the losses. Realized losses covered by the loss sharing agreement included loan contractual balances (and related unfunded commitments that were acquired), accrued interest on loans for up to 90 days, the book value of foreclosed real estate acquired, and certain direct costs, less cash or other consideration received by the Bank.  This agreement originally was to extend for ten years for 1-4 family real estate loans and for five years for other loans. The five year period ended on September 30, 2014 and the ten-year period was terminated early, effective April 26, 2016, by mutual agreement of Great Southern Bank and the FDIC.  See “Loss Sharing Agreements” below.  The value of this loss sharing agreement was considered in determining fair values of loans and foreclosed assets acquired.  The loss sharing agreement was subject to the Bank following servicing procedures as specified in the agreement.  The expected reimbursements under the loss sharing agreement were recorded as an indemnification asset at their preliminary estimated fair value on the acquisition date.  Based upon the acquisition date fair values of the net assets acquired, no goodwill was recorded.

On October 7, 2011, Great Southern Bank entered into a purchase and assumption agreement with loss share with the FDIC to assume all of the deposits and acquire certain assets of Sun Security Bank, a full service bank headquartered in Ellington, Missouri.
The loans and foreclosed assets purchased in the Sun Security Bank transaction were covered by a loss sharing agreement between the FDIC and Great Southern Bank.  Under the loss sharing agreement, the FDIC agreed to cover 80% of the losses on the loans (excluding approximately $4 million of consumer loans at the date of the acquisition) and foreclosed assets purchased subject to certain limitations.  Realized losses covered by the loss sharing agreement included loan contractual balances (and related unfunded commitments that were acquired), accrued interest on loans for up to 90 days, the book value of foreclosed real estate acquired, and certain direct costs, less cash or other consideration received by Great Southern.  This agreement originally was to extend for ten years for 1-4 family real estate loans and for five years for other loans but was terminated early, effective April 26, 2016, by mutual agreement of Great Southern Bank and the FDIC.  See “Loss Sharing Agreements” below.  The value of this loss sharing agreement was considered in determining fair values of loans and foreclosed assets acquired.  The loss sharing agreement was subject to the Bank following servicing procedures as specified in the agreement.  The expected reimbursements under the loss sharing agreement were recorded as an indemnification asset at their preliminary estimated fair value on the acquisition date.  Based upon the acquisition date fair values of the net assets acquired, no goodwill was recorded.

On April 27, 2012, Great Southern Bank entered into a purchase and assumption agreement with loss share with the FDIC to assume all of the deposits and acquire certain assets of Inter Savings Bank, FSB (“InterBank”), a full service bank headquartered in Maple Grove, Minnesota.
The loans and foreclosed assets purchased in the InterBank transaction are covered by a loss sharing agreement between the FDIC and Great Southern Bank.  Under the loss sharing agreement, the FDIC agreed to cover 80% of the losses on the loans (excluding approximately $60,000 of consumer loans) and foreclosed assets purchased subject to certain limitations.  Realized losses covered by the loss sharing agreement include loan contractual balances (and related unfunded commitments that were acquired), accrued interest on loans for up to 90 days, the book value of foreclosed real estate acquired, and certain direct costs, less cash or other consideration received by Great Southern.  This agreement extends for ten years for 1-4 family real estate loans and for five years for other loans.  The value of this loss sharing agreement was considered in determining fair values of loans and foreclosed assets acquired.  The loss sharing agreement is subject to the Bank following servicing procedures as specified in the agreement with the FDIC.  The expected reimbursements under the loss sharing agreement were recorded as an indemnification asset at their preliminary estimated fair value on the acquisition date.  Based upon the acquisition date fair values of the net assets acquired, no goodwill was recorded.  A premium was recorded in conjunction with the fair value of the acquired loans and the amount amortized to yield during the three months ended March 31, 2016 was $98,000.  The amount amortized to yield during the three months ended March 31, 2015 was $122,000.
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
Based upon the acquisition date fair values of the net assets acquired, no goodwill was recorded. A premium was recorded in conjunction with the fair value of the acquired loans and the amount amortized to yield during the three months ended March 31, 2016 was $148,000.  The amount amortized to yield during the three months ended March 31, 2015 was $218,000.
Loss Sharing Agreements.  On April 26, 2016, Great Southern Bank executed an agreement with the FDIC to terminate the loss sharing agreements for Team Bank, Vantus Bank and Sun Security Bank, effective immediately.  The agreement required the FDIC to pay $4.4 million to settle all outstanding items related to the terminated loss sharing agreements.  As a result of entering into the agreement, assets that were covered by the terminated loss sharing agreements, including covered loans in the amount of $61.5 million and covered other real estate owned in the amount of $468,000 as of March 31, 2016, have been reclassified as non-covered assets effective April 26, 2016.  In anticipation of terminating the loss sharing agreements, an impairment of the related indemnification assets was recorded during the three months ended March 31, 2016 in the amount of $584,000.  On the date of the termination, the indemnification asset balances (and certain other receivables from the FDIC) related to Team Bank, Vantus Bank and Sun Security Bank, which totaled $4.4 million, net of impairment, at March 31, 2016, became $0 as a result of the receipt of funds from the FDIC as outlined in the termination agreement.  There will be no future effects on non-interest income (expense) related to adjustments or amortization of the indemnification assets for Team Bank, Vantus Bank or Sun Security Bank; however, adjustments and amortization related to the InterBank indemnification asset and loss sharing agreement will continue.  The remaining accretable yield adjustments that affect interest income are not changed by this transaction and will continue to be recognized for all FDIC-assisted transactions in the same manner as they have been previously.

The termination of the loss sharing agreements for the TeamBank, Vantus Bank and Sun Security Bank transactions will have no impact on the yields for the loans that were previously covered under these agreements. All future recoveries, gains, losses and expenses related to these previously covered assets will now be recognized entirely by Great Southern Bank since the FDIC will no longer be sharing in such gains or losses. Accordingly, the Company’s future earnings will be positively impacted to the extent the Company recognizes gains on any sales or recoveries in excess of the carrying value of such assets. Similarly, the Company’s future earnings will be negatively impacted to the extent the Company recognizes expenses, losses or charge-offs related to such assets.

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

The amount of the estimated cash flows expected to be received from the acquired loan pools in excess of the fair values recorded for the loan pools is referred to as the accretable yield.  The accretable yield is recognized as interest income over the estimated lives of the loans.  The Company continues to evaluate the fair value of the loans including cash flows expected to be collected.  Increases in the Company’s cash flow expectations are recognized as increases to the accretable yield while decreases are recognized as impairments through the allowance for loan losses.  During the three months ended March 31, 2016, increases in expected cash flows related to the acquired loan portfolios resulted in adjustments of $4.8 million, to the accretable yield to be spread over the estimated remaining lives of the loans on a level-yield basis. During the three months ended March 31, 2015, similar such adjustments totaling $7.3 million were made to the accretable yield.  The increases in expected cash flows also reduced the amount of expected reimbursements under the loss sharing agreements.  During the three months ended March 31, 2016, this resulted in corresponding adjustments of $1.9 million to the indemnification assets to be amortized on a level-yield basis over the remainder of the loss sharing agreements or the remaining expected lives of the loan pools, whichever is shorter.  During the three months ended March 31, 2015, corresponding adjustments of $4.4 million were made to the indemnification assets.

Because these adjustments will be recognized over the remaining lives of the loan pools and the remainder of the loss sharing agreements, respectively, they will impact future periods as well.  The remaining accretable yield adjustment that will affect interest income is $11.4 million and the remaining adjustment to the indemnification assets related to InterBank, including the effects of the clawback liability, that will affect non-interest income (expense) is $(5.6) million.  The $11.4 million of accretable yield adjustment relates to Team Bank, Vantus Bank, Sun Security Bank and InterBank, and this income is not affected by the termination of the loss sharing agreements for Team Bank, Vantus Bank and Sun Security Bank.  The expense, as noted, is only related to InterBank, as there is no longer, nor will there be in the future, indemnification asset amortization expense related to Team Bank, Vantus Bank, or Sun Security Bank due to the termination of the related loss sharing agreements in April 2016.  Of the remaining adjustments, we expect to recognize $7.5 million of interest income and $(4.1) million of non-interest income (expense) during the remainder of 2016.  Additional adjustments may be recorded in future periods from the FDIC-assisted transactions, as the Company continues to estimate expected cash flows from the acquired loan pools.

The impact of adjustments on the Company’s financial results is shown below:

	Three Months Ended		Three Months Ended
	March 31, 2016		March 31, 2015
	(In Thousands, Except Per Share Data
	and Basis Points Data)

Impact on net interest income/
net interest margin (in basis points)	$5,382	56 bps	$8,963	98 bps
Non-interest income	(2,934)		(6,679)
Net impact to pre-tax income	$2,448		$2,284
Net impact net of taxes	$1,559		$1,485
Impact to diluted earnings per common share	$0.11		$0.11

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
At March 31, 2016 and December 31, 2015, the Bank’s internal estimate of credit performance was expected to be better than the threshold set by the FDIC in the loss sharing agreement.  Therefore, a separate clawback liability totaling $6.6 million and $6.6 million was recorded as of March 31, 2016 and December 31, 2015, respectively.  As changes in the fair values of the loans and foreclosed assets are determined due to changes in expected cash flows, changes in the amount of the clawback liability will occur.
In addition, beginning in the three months ended December 31, 2014, the Company's net interest margin has been impacted by additional yield accretion recognized in conjunction with updated estimates of the fair value of the loan pools acquired in the June 2014 Valley Bank FDIC-assisted transaction. Beginning with the three months ended December 31, 2014, the cash flow estimates have increased for certain of the Valley Bank loan pools primarily based on significant loan repayments and also due to collection of certain loans, thereby reducing loss expectations on certain of the loan pools. This resulted in increased income that was spread on a level-yield basis over the remaining expected lives of these loan pools. The Valley Bank transaction does not include a loss sharing agreement with the FDIC. Therefore, there is no related indemnification asset. The entire amount of the discount adjustment will be accreted to interest income over time with no offsetting impact to non-interest income.  The amount of the Valley Bank discount adjustment accreted to interest income for the three months ended March 31, 2016 was $2.1 million and is included in the impact on net interest income/net interest margin amount in the table above.  Based on current estimates, we anticipate recording additional interest income accretion of $3.2 million in the remainder of 2016 related to these Valley Bank loans, which is included in the $7.5 million discussed above.

TeamBank Loans, Foreclosed Assets and Indemnification Asset.  The following tables present the balances of the FDIC indemnification asset related to the TeamBank transaction at March 31, 2016 and December 31, 2015. Gross loan balances (due from the borrower) were reduced approximately $409.0 million since the transaction date because of $276.1 million of repayments from borrowers, $61.6 million in transfers to foreclosed assets and $71.3 million in charge-offs to customer loan balances.  Based upon the collectability analyses performed during the acquisition, we expected certain levels of foreclosures and charge-offs and actual results have been better than our expectations in this regard.  As a result, cash flows expected to be received from the acquired loan pools have increased, resulting in adjustments that were made to the related accretable yield as described above.

	March 31, 2016
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$27,138	$—
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(1,153)	—
Original estimated fair value of assets, net of activity since
acquisition date	(25,815)	—

Expected loss remaining	170	—
Assumed loss sharing recovery percentage	91%	—%

Estimated loss sharing value	154	—
Indemnification asset to be amortized resulting from
change in expected losses	206	—
FDIC indemnification asset	$360	$—

	December 31, 2015
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$29,115	$—
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(1,285)	—
Original estimated fair value of assets, net of activity since
acquisition date	(27,660)	—

Expected loss remaining	170	—
Assumed loss sharing recovery percentage	90%	0%

Estimated loss sharing value	154	—
Indemnification asset to be amortized resulting from
change in expected losses	241	—
FDIC indemnification asset	$395	$—

Vantus Bank Loans, Foreclosed Assets and Indemnification Asset.  The following tables present the balances of the FDIC indemnification asset related to the Vantus Bank transaction at March 31, 2016 and December 31, 2015. Gross loan balances (due from the borrower) were reduced approximately $301.2 million since the transaction date because of $255.3 million of repayments from borrowers, $16.6 million in transfers to foreclosed assets and $29.3 million in charge-offs to customer loan balances.  Based upon the collectability analyses performed during the acquisition, we expected certain levels of foreclosures and charge-offs and actual results have been better than our expectations in this regard.  As a result, cash flows expected to be received from the acquired loan pools have increased, resulting in adjustments that were made to the related accretable yield as described above.

	March 31, 2016
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$30,319	$608
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(397)	—
Original estimated fair value of assets, net of activity since
acquisition date	(29,666)	(418)

Expected loss remaining	256	190
Assumed loss sharing recovery percentage	61%	—%

Estimated loss sharing value(1)	156	—
Indemnification asset to be amortized resulting from
change in expected losses	265	—
FDIC indemnification asset	$421	$—

(1)
Includes $152,000 impairment of indemnification asset for foreclosed assets.  Resolution of certain items related to commercial foreclosed assets did not occur prior to the expiration of the non-single-family loss sharing agreement for Vantus Bank on September 30, 2014.

	December 31, 2015
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$31,818	$608
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(470)	—
Original estimated fair value of assets, net of activity since
acquisition date	(31,092)	(418)

Expected loss remaining	256	190
Assumed loss sharing recovery percentage	61%	—%

Estimated loss sharing value	156	—
Indemnification asset to be amortized resulting from
change in expected losses	319	—
FDIC indemnification asset	$475	$—

Sun Security Bank Loans, Foreclosed Assets and Indemnification Asset.  The following tables present the balances of the FDIC indemnification asset related to the Sun Security Bank transaction at March 31, 2016 and December 31, 2015.  Gross loan balances (due from the borrower) were reduced approximately $193.7 million since the transaction date because of $133.8 million of repayments from borrowers, $28.2 million in transfers to foreclosed assets and $31.7 million of charge-offs to customer loan balances.  Based upon the collectability analyses performed during the acquisition, we expected certain levels of foreclosures and charge-offs and actual results have been better than our expectations in this regard.  As a result, cash flows expected to be received from the acquired loan pools have increased, resulting in adjustments that were made to the related accretable yield as described above.  Of the $1.2 million expected loss remaining at March 31, 2016, $259,000 is non-loss share discount.
	March 31, 2016
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$40,724	$564
Reclassification from nonaccretable discount to accretable discount due to change in expected losses (net of accretion to date)	(1,810)	—
Original estimated fair value of assets, net of activity since
acquisition date	(37,764)	(468)

Expected loss remaining	1,150	96
Assumed loss sharing recovery percentage	27%	80%

Estimated loss sharing value	316	77
Indemnification asset to be amortized resulting from
change in expected losses(1)	850	—
Accretable discount on FDIC indemnification asset	(19)	(63)
FDIC indemnification asset	$1,147	$14

(1)	Includes $584,000 impairment of indemnification asset for loans related to the termination of the loss sharing agreements, which was completed in April 2016.

	December 31, 2015
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$43,855	$557
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(2,171)	—
Original estimated fair value of assets, net of activity since
acquisition date	(40,349)	(461)

Expected loss remaining	1,335	96
Assumed loss sharing recovery percentage	34%	80%

Estimated loss sharing value	456	77
Indemnification asset to be amortized resulting from
change in expected losses	1,725	—
Accretable discount on FDIC indemnification asset	(36)	(63)
FDIC indemnification asset	$2,145	$14

InterBank Loans, Foreclosed Assets and Indemnification Asset.  The following table presents the balances of the FDIC indemnification asset related to the InterBank transaction at March 31, 2016 and December 31, 2015.  Gross loan balances (due from the borrower) were reduced approximately $210.0 million since the transaction date because of $173.3 million of repayments by the borrower, $15.1 million in transfers to foreclosed assets and $21.6 million of charge-offs to customer loan balances.  Based upon the collectability analyses performed during the acquisition, we expected certain levels of foreclosures and charge-offs and actual results have been better than our expectations in this regard.  As a result, cash flows expected to be received from the acquired loan pools have increased, resulting in adjustments that were made to the related accretable yield as described above.

	March 31, 2016
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$183,242	$1,702
Non-credit premium/(discount), net of activity since acquisition date	804	—
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(4,465)	—
Original estimated fair value of assets, net of activity since
acquisition date	(162,856)	(1,377)

Expected loss remaining	16,725	325
Assumed loss sharing recovery percentage	83%	80%

Estimated loss sharing value(1)	13,934	260
FDIC loss share clawback	2,037	—
Indemnification asset to be amortized resulting from
change in expected losses	3,572	—
Accretable discount on FDIC indemnification asset	(1,586)	(33)
FDIC indemnification asset	$17,957	$227

(1)	Includes $400,000 impairment of indemnification asset for loans

	December 31, 2015
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$193,654	$2,110
Non-credit premium/(discount), net of activity since acquisition date	902	—
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(4,901)	—
Original estimated fair value of assets, net of activity since
acquisition date	(170,308)	(1,392)

Expected loss remaining	19,347	718
Assumed loss sharing recovery percentage	83%	80%

Estimated loss sharing value	16,032	575
FDIC loss share clawback	2,360	—
Indemnification asset to be amortized resulting from
change in expected losses	3,920	—
Accretable discount on FDIC indemnification asset	(1,801)	(33)
FDIC indemnification asset	$20,511	$542

Valley Bank Loans and Foreclosed Assets.  The following tables present the balances of the loans and discount related to the Valley Bank transaction at March 31, 2016 and December 31, 2015.  Gross loan balances (due from the borrower) were reduced approximately $90.7 million since the transaction date because of $82.5 million of repayments by the borrower, $6.5 million of charge-offs to customer loan balances and $1.7 million in transfers to foreclosed assets.  The Valley Bank transaction did not include a loss sharing agreement; however, the loans were recorded at a discount, which is accreted to yield over the life of the loans.  Based upon the collectability analyses performed during the acquisition, we expected certain levels of foreclosures and charge-offs and actual results have been better than our expectations in this regard. As a result, cash flows expected to be received from the acquired loan pools have increased, resulting in adjustments that were made to the related accretable yield as described above.

	March 31, 2016
		Foreclosed
	Loans	Assets
	(In Thousands)

Initial basis, net of activity since acquisition date	$102,480	$1,114
Non-credit premium/(discount), net of activity since acquisition date	571	—
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(3,609)	—
Original estimated fair value of assets, net of activity since
acquisition date	(88,218)	(1,092)

Expected loss remaining	$11,224	$22

	December 31, 2015
		Foreclosed
	Loans	Assets
	(In Thousands)

Initial basis, net of activity since acquisition date	$109,791	$1,017
Non-credit premium/(discount), net of activity since acquisition date	719	—
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(3,213)	—
Original estimated fair value of assets, net of activity since
acquisition date	(93,436)	(995)

Expected loss remaining	$13,861	$22

Changes in the accretable yield for acquired loan pools were as follows for the three months ended March 31, 2016 and 2015:

			Sun Security
	TeamBank	Vantus Bank	Bank	InterBank	Valley Bank
	(In Thousands)

Balance, January 1, 2015	$6,865	$4,453	$7,952	$36,092	$11,132
Accretion	(1,401)	(682)	(1,953)	(9,200)	(2,503)
Reclassification from
nonaccretable yield(1)	485	760	1,401	4,916	2,458

Balance, March 31, 2015	$5,949	$4,531	$7,400	$31,808	$11,087

Balance January 1, 2016	$3,805	$3,360	$5,924	$16,347	$8,316
Accretion	(480)	(489)	(1,072)	(4,641)	(3,146)
Reclassification from
nonaccretable yield(1)	161	365	471	2,849	3,062

Balance, March 31, 2016	$3,486	$3,236	$5,323	$14,555	$8,232

(1)
Represents increases in estimated cash flows expected to be received from the acquired loan pools, primarily due to lower estimated credit losses.  The amounts also include changes in expected accretion of the loan pools for TeamBank, Vantus Bank, Sun Security Bank, InterBank and Valley Bank for the three months ended March 31, 2016, totaling $161,000, $365,000, $304,000, $690,000 and $612,000, respectively, and for the three months ended March 31, 2015, totaling $320,000, $374,000, $493,000, $929,000 and $608,000, respectively.

NOTE 8: OTHER REAL ESTATE OWNED

Major classifications of other real estate owned were as follows:
	March 31,	December 31,
	2016	2015
	(In Thousands)
Foreclosed assets held for sale
One- to four-family construction	$—	$—
Subdivision construction	6,821	7,016
Land development	11,477	12,133
Commercial construction	—	—
One- to four-family residential	1,406	1,375
Other residential	1,962	2,150
Commercial real estate	6,534	3,608
Commercial business	—	—
Consumer	1,449	1,109
	29,649	27,391
FDIC-supported foreclosed assets, net of discounts	1,864	1,834
Acquired foreclosed assets no longer covered by FDIC loss sharing agreements, net of discounts	417	460
Acquired foreclosed assets not covered by FDIC loss sharing agreements, net of discounts	1,091	995

Foreclosed assets held for sale, net	33,021	30,680

Other real estate owned not acquired through foreclosure	6,507	1,213

Other real estate owned	$39,528	$31,893

Other real estate owned not acquired through foreclosure includes 20 properties, 19 of which were branch locations that have been closed and are held for sale, and one of which is land which was acquired for a potential branch location.  During the three months ended March 31, 2016, 12 former branch locations were added to other real estate owned not acquired through foreclosure due to the closing of those branches in January of 2016, and one of those properties was subsequently sold during the period.  See Note 15 for further information on the branch consolidations.

At March 31, 2016, residential mortgage loans totaling $1.4 million were in the process of foreclosure, $1.2 million of which were acquired loans.  Of the $1.2 million of acquired loans, $798,000 was covered by loss sharing agreements as of March 31, 2016 and $397,000 was acquired in the Valley Bank transaction.
Expenses applicable to other real estate owned included the following:
	Three Months Ended
	March 31,
	2016	2015
	(In Thousands)

Net (gain) loss on sales of other real estate owned	$(98)	$(125)
Valuation write-downs	374	52
Operating expenses, net of rental income	635	458

	$911	$385

NOTE 9: DEPOSITS

	March 31,	December 31,
	2016	2015
	(In Thousands)
Time Deposits:
0.00% - 0.99%	$794,458	$863,865
1.00% - 1.99%	482,430	381,956
2.00% - 2.99%	43,522	39,592
3.00% - 3.99%	587	1,137
4.00% - 4.99%	1,222	1,304
5.00% and above	272	293
Total time deposits (0.94% - 0.85%)	1,322,491	1,288,147
Non-interest-bearing demand deposits	615,468	571,629
Interest-bearing demand and savings deposits (0.25% - 0.24%)	1,530,740	1,408,850
Total Deposits	$3,468,699	$3,268,626

NOTE 10: ADVANCES FROM FEDERAL HOME LOAN BANK

Advances from the Federal Home Loan Bank (FHLBank advances) at March 31, 2016 and December 31, 2015 consisted of the following:
	March 31, 2016		December 31, 2015
		Weighted		Weighted
		Average		Average
		Interest		Interest
Due In	Amount	Rate	Amount	Rate
	(In Thousands)		(In Thousands)

2016	$53	5.14%	$232,071	0.42%
2017	30,826	3.25	30,826	3.26
2018	81	5.14	81	5.14
2019	28	5.14	28	5.14
2020	—	—	—	—
2021 and thereafter	500	5.54	500	5.54

	31,488	1.05	263,506	0.76

Unamortized fair value adjustment	35		40

	$31,523		$263,546

Included in the Bank’s FHLBank advances at March 31, 2016 and December 31, 2015, was a $30.0 million advance with a maturity date of November 24, 2017.  The interest rate on this advance is 3.20%.  The advance has a call provision that allows the Federal Home Loan Bank of Des Moines to call the advance quarterly.
NOTE 11: SECURITIES SOLD UNDER REVERSE REPURCHASE AGREEMENTS AND SHORT-TERM BORROWINGS

	March 31, 2016	December 31, 2015
	(In Thousands)

Notes payable – Community Development
Equity Funds	$1,076	$1,295
Overnight borrowings from the Federal Home Loan Bank	215,200	—
Securities sold under reverse repurchase agreements	135,097	116,182

	$351,373	$117,477

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
The following table represents the Company’s securities sold under reverse repurchase agreements, by collateral type and remaining contractual maturity.

	March 31, 2016	December 31, 2015
	Overnight and	Overnight and
	Continuous	Continuous
(In Thousands)

Mortgage-backed securities – GNMA, FNMA, FHLMC	$135,097	$116,182

NOTE 12: INCOME TAXES

Reconciliations of the Company’s effective tax rates to the statutory corporate tax rates were as follows:

	Three Months Ended March 31,
	2016	2015
Tax at statutory rate	35.0%	35.0%
Nontaxable interest and dividends	(2.8)	(2.9)
Tax credits	(8.7)	(8.3)
State taxes	1.1	1.1
Other	0.5	0.1

	25.1%	25.0%

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

The Company is currently in administrative appeals with the State of Kansas for its 2010 through 2012 tax years.  The Company protested the state’s initial assessment and expects to have an informal conference with the Kansas Department of Revenue.  The Company does not currently expect significant adjustments to its financial statements from this state examination.

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

The Company considers transfers between the levels of the hierarchy to be recognized at the end of related reporting periods.  From December 31, 2015 to March 31, 2016, no assets for which fair value is measured on a recurring basis transferred between any levels of the hierarchy.

 Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying statements of financial condition measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2016 and December 31, 2015:

		Fair value measurements using
		Quoted prices
		in active
		markets	Other	Significant
		for identical	observable	unobservable
		assets	inputs	inputs
	Fair value	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
March 31, 2016
U.S. government agencies	$20,019	$—	$20,019	$—
Mortgage-backed securities	154,611	—	154,611	—
States and political subdivisions	71,705	—	71,705	—
Other securities	3,211	—	—	—
Interest rate derivative asset	4,463	—	4,463	—
Interest rate derivative liability	(4,726)	—	(4,726)	—

December 31, 2015
U.S. government agencies	$19,781	$—	$19,781	$—
Mortgage-backed securities	161,214	—	161,214	—
States and political subdivisions	78,031	—	78,031	—
Other securities	3,830	—	—	—
Interest rate derivative asset	2,711	—	2,711	—
Interest rate derivative liability	(2,725)	—	(2,725)	—

The following is a description of inputs and valuation methodologies used for assets recorded at fair value on a recurring basis and recognized in the accompanying statements of financial condition at March 31, 2016 and December 31, 2015, as well as the general classification of such assets pursuant to the valuation hierarchy.  There have been no significant changes in the valuation techniques during the three-month period ended March 31, 2016.  For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

Available-for-Sale Securities. Investment securities available for sale are recorded at fair value on a recurring basis. The fair values used by the Company are obtained from an independent pricing service, which represent either quoted market prices for the identical asset or fair values determined by pricing models, or other model-based valuation techniques, that consider observable market data, such as interest rate volatilities, LIBOR yield curve, credit spreads and prices from market makers and live trading systems.  Recurring Level 2 securities include U.S. government agency securities, mortgage-backed securities, state and municipal bonds and certain other investments. Inputs used for valuing Level 2 securities include observable data that may include dealer quotes, benchmark yields, market spreads, live trading levels and market consensus prepayment speeds, among other things. Additional inputs include indicative values derived from the independent pricing service’s proprietary computerized models.  There were no recurring Level 3 securities at both March 31, 2016 and December 31, 2015.

Interest Rate Derivatives. The fair value is estimated using forward-looking interest rate curves and is determined using observable market rates and, therefore, are classified within Level 2 of the valuation hierarchy.

Nonrecurring Measurements

The following tables present the fair value measurements of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2016 and December 31, 2015:

		Fair Value Measurements Using
		Quoted prices
		in active
		markets	Other	Significant
		for identical	observable	unobservable
		assets	inputs	inputs
	Fair value	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
March 31, 2016
Impaired loans	$23,166	$—	$—	$23,166

Foreclosed assets held for sale	$160	$—	$—	$160

December 31, 2015
Impaired loans	$13,896	$—	$—	$13,896

Foreclosed assets held for sale	$1,722	$—	$—	$1,722

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

Loans Held for Sale.  Mortgage loans held for sale are recorded at the lower of carrying value or fair value.  The fair value of mortgage loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics.  As such, the Company classifies mortgage loans held for sale as Nonrecurring Level 2.  Write-downs to fair value typically do not occur as the Company generally enters into commitments to sell individual mortgage loans at the time the loan is originated to reduce market risk.  The Company typically does not have commercial loans held for sale.  At March 31, 2016 and December 31, 2015, the aggregate fair value of mortgage loans held for sale exceeded their cost.  Accordingly, no mortgage loans held for sale were marked down and reported at fair value.
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

The Company records impaired loans as Nonrecurring Level 3. If a loan’s fair value as estimated by the Company is less than its carrying value, the Company either records a charge-off of the portion of the loan that exceeds the fair value or establishes a reserve within the allowance for loan losses specific to the loan.  Loans for which such charge-offs or reserves were recorded during the three months ended March 31, 2016 or the year ended December 31, 2015, are shown in the table above (net of reserves).

Foreclosed Assets Held for Sale.  Foreclosed assets held for sale are initially recorded at fair value less estimated cost to sell at the date of foreclosure.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less estimated cost to sell.  Foreclosed assets held for sale are classified within Level 3 of the fair value hierarchy.  The foreclosed assets represented in the table above have been re-measured during the three months ended March 31, 2016 or the year ended December 31, 2015, subsequent to their initial transfer to foreclosed assets.

The following disclosure relates to financial assets for which it is not practicable for the Company to estimate the fair value at March 31, 2016 and December 31, 2015.

FDIC Indemnification Asset: As part of the Purchase and Assumption Agreements for each of the Bank’s FDIC-assisted transactions, other than the Valley Bank transaction, the Bank and the FDIC entered into loss sharing agreements. These agreements cover realized losses on loans and foreclosed real estate, subject to certain limitations which are more fully described in Note 7.

Under the TeamBank agreement, the FDIC agreed to reimburse the Bank for 80% of the first $115 million in realized losses and 95% for realized losses that exceed $115 million.  The indemnification asset was originally recorded at fair value on the acquisition date (March 20, 2009) and at March 31, 2016 and December 31, 2015, the carrying value was $360,000 and $395,000, respectively.
Under the Vantus Bank agreement, the FDIC agreed to reimburse the Bank for 80% of the first $102 million in realized losses and 95% for realized losses that exceed $102 million.  The indemnification asset was originally recorded at fair value on the acquisition date (September 4, 2009) and at March 31, 2016 and December 31, 2015, the carrying value of the FDIC indemnification asset was $421,000 and $475,000, respectively.
Under the Sun Security Bank agreement, the FDIC agreed to reimburse the Bank for 80% of realized losses.  The indemnification asset was originally recorded at fair value on the acquisition date (October 7, 2011) and at March 31, 2016 and December 31, 2015, the carrying value of the FDIC indemnification asset was $1.2 million and $2.2 million, respectively.
Under the InterBank agreement, the FDIC agreed to reimburse the Bank for 80% of realized losses.  The indemnification asset was originally recorded at fair value on the acquisition date (April 27, 2013) and at March 31, 2016 and December 31, 2015, the carrying value of the FDIC indemnification asset was $18.2 million and $21.1 million, respectively.

From the dates of acquisition, each of the four loss sharing agreements extend ten years for 1-4 family real estate loans and five years for other loans.  The loss sharing assets are measured separately from the loan portfolios because they are not contractually embedded in the loans and are not transferable with the loans should the Bank choose to dispose of them.  Fair values on the acquisition dates were estimated using projected cash flows available for loss sharing based on the credit adjustments estimated for each loan pool and the loss sharing percentages.  These cash flows were discounted to reflect the uncertainty of the timing and receipt of the loss sharing reimbursements from the FDIC.  The loss sharing assets are also separately measured from the related foreclosed real estate.  Although the assets are contractual receivables from the FDIC, they do not have effective interest rates.  The Bank will collect the assets over the next several years.  The amount ultimately collected will depend on the timing and amount of collections and charge-offs on the acquired assets covered by the loss sharing agreements.  While the assets were recorded at their estimated fair values on the acquisition dates, it is not practicable to complete fair value analyses on a quarterly or annual basis.  Estimating the fair value of the FDIC indemnification asset would involve preparing fair value analyses of the entire portfolios of loans and foreclosed assets covered by the loss sharing agreements from all four acquisitions on a quarterly or annual basis.  The loss sharing agreements for Team Bank, Vantus Bank and Sun Security Bank were terminated on April 26, 2016, and the carrying value of the related indemnification assets became $0.  The termination of the loss sharing agreements is discussed in Note 7.
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

The following table presents estimated fair values of the Company’s financial instruments not recorded at fair value on the statements of financial condition.  The fair values of certain of these instruments were calculated by discounting expected cash flows, which method involves significant judgments by management and uncertainties.  Fair value is the estimated amount at which financial assets or liabilities could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.  Because no market exists for certain of these financial instruments and because management does not intend to sell these financial instruments, the Company does not know whether the fair values shown below represent values at which the respective financial instruments could be sold individually or in the aggregate.

	March 31, 2016			December 31, 2015
	Carrying	Fair	Hierarchy	Carrying	Fair	Hierarchy
	Amount	Value	Level	Amount	Value	Level
	(In Thousands)

Financial assets
Cash and cash equivalents	$221,731	$221,731	1	$199,183	$199,183	1
Held-to-maturity securities	353	382	2	353	384	2
Mortgage loans held for sale	7,560	7,560	2	12,261	12,261	2
Loans, net of allowance for loan losses	3,527,580	3,540,366	3	3,340,536	3,355,924	3
Accrued interest receivable	11,335	11,335	3	10,930	10,930	3
Investment in FHLBank stock	14,804	14,804	3	15,303	15,303	3

Financial liabilities
Deposits	3,468,699	3,472,921	3	3,268,626	3,271,318	3
FHLBank advances	31,523	33,134	3	263,546	264,331	3
Short-term borrowings	351,373	351,373	3	117,477	117,477	3
Subordinated debentures	25,774	25,774	3	25,774	25,774	3
Accrued interest payable	1,056	1,056	3	1,080	1,080	3
Unrecognized financial instruments (net of
contractual value)
Commitments to originate loans	—	—	3	—	—	3
Letters of credit	137	137	3	145	145	3
Lines of credit	—	—	3	—	—	3

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

As part of the Valley Bank FDIC-assisted acquisition, the Company acquired seven loans with related interest rate swaps.  Valley’s swap program differed from the Company’s in that Valley did not have back to back swaps with the customer and a counterparty.  Two of the seven acquired loans with interest rate swaps have paid off.  The notional amount of the five remaining Valley swaps is $3.8 million at March 31, 2016.  As of March 31, 2016, the Company had 29 interest rate swaps totaling $132.2 million in notional amount with commercial customers, and 29 interest rate swaps with the same notional amount with third parties related to its program.  As of December 31, 2015, the Company had 28 interest rate swaps totaling $123.0 million in notional amount with commercial customers, and 28 interest rate swaps with the same notional amount with third parties related to its program.  During the three months ended March 31, 2016 and 2015, the Company recognized net losses of $162,000 and $92,000, respectively, in noninterest income related to changes in the fair value of these swaps.
Cash Flow Hedges
As a strategy to maintain acceptable levels of exposure to the risk of changes in future cash flows due to interest rate fluctuations, the Company entered into two interest rate cap agreements for a portion of its floating rate debt associated with its trust preferred securities.  One agreement, with a notional amount of $25 million, states that the Company will pay interest on its trust preferred debt in accordance with the original debt terms at a rate of 3-month LIBOR + 1.60%.  Should interest rates rise above a certain threshold, the counterparty will reimburse the Company for interest paid such that the Company will have an effective interest rate on that portion of its trust preferred securities no higher than 2.37%.  The agreement became effective on August 1, 2013, and has a term of four years.  The other agreement, with a notional amount of $5 million, was terminated when the Company purchased the related trust preferred securities in July 2015.  See Item 8, Financial Statements and Supplementary Information, in the Company’s December 31, 2015 Annual Report on Form 10-K for more information on the trust preferred securities transaction.  The terminated agreement stated that the Company paid interest on its trust preferred debt in accordance with the original debt terms at a rate of 3-month LIBOR + 1.40%.  Should interest rates have risen above a certain threshold, the counterparty would reimburse the Company for interest paid such that the Company would have an effective interest rate on that portion of its trust preferred securities no higher than 2.17%.

The effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.  Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.  During the three months ended March 31, 2016 and 2015, the Company recognized $-0- in noninterest income related to changes in the fair value of these derivatives. During the three months ended March 31, 2016 and 2015, the Company recognized $40,000 and $15,000, respectively, in interest expense related to the amortization of the cost of these interest rate caps.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Financial Condition:

		Fair Value
	Location in	March 31,	December 31,
	Consolidated Statements	2016	2015
	of Financial Condition	(In Thousands)
Derivatives designated as
hedging instruments

Interest rate caps	Prepaid expenses and other assets	$41	$128

Total derivatives designated
as hedging instruments		$41	$128

Derivatives not designated
as hedging instruments

Asset Derivatives
Interest rate products	Prepaid expenses and other assets	$4,422	$2,583

Total derivatives not designated
as hedging instruments		$4,422	$2,583

Liability Derivatives
Interest rate products	Accrued expenses and other liabilities	$4,726	$2,725

Total derivatives not designated
as hedging instruments		$4,726	$2,725

The following table presents the effect of derivative instruments on the statements of comprehensive income for the three months ended March 31, 2016 and 2015:

	Amount of Gain (Loss) Recognized in AOCI
	Three Months Ended March 31,
Cash Flow Hedges	2016	2015
	(In Thousands)

Interest rate cap, net of income taxes	$(30)	$(96)

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
As of March 31, 2016, the termination value of derivatives in a net liability position, which included accrued interest but excluded any adjustment for nonperformance risk, related to these agreements was $4.8 million.  The Company has minimum collateral posting thresholds with its derivative counterparties.  At March 31, 2016, the Company’s activity with its derivative counterparties had met the level in which the minimum collateral posting thresholds take effect and the Company had posted $5.8 million of collateral to satisfy the agreements.  As of December 31, 2015, the termination value of derivatives in a net liability position, which included accrued interest but excluded any adjustment for nonperformance risk, related to these agreements was $2.8 million.  At December 31, 2015, the Company’s activity with its derivative counterparties had met the level in which the minimum collateral posting thresholds take effect and the Company had posted $4.5 million of collateral to satisfy the agreements.  If the Company had breached any of these provisions at March 31, 2016 or December 31, 2015, it could have been required to settle its obligations under the agreements at the termination value.

NOTE 15:  CONSOLIDATION OF BANKING CENTERS

On September 24, 2015, the Company announced plans to consolidate operations of 16 banking centers into other nearby Great Southern banking center locations.  As part of an ongoing performance review of its entire banking center network, Great Southern evaluated each location for a number of criteria, including access and availability of services to affected customers, the proximity of other Great Southern banking centers, profitability and transaction volumes, and market dynamics. This review culminated in the approval of the consolidation of these banking centers by the Great Southern Board of Directors.  Subsequent to this announcement, the Bank entered into separate definitive agreements to sell two of the 16 banking centers, including all of the associated deposits (totaling approximately $20 million), to separate bank purchasers. The sale of one of the banking centers was completed on February 19, 2016 and the sale of the other banking center was completed on March 18, 2016. The closing of the remaining 14 facilities, which resulted in the transfer of approximately $127 million in deposits and banking center operations to other Great Southern locations, occurred at the close of business on January 8, 2016.

NOTE 16:  ACQUISITION OF LOANS, DEPOSITS AND BRANCHES

On September 30, 2015, the Company announced that it entered into a purchase and assumption agreement to acquire 12 branches and related deposits and loans in the St. Louis, Mo., area from Cincinnati-based Fifth Third Bank. The acquisition was completed at the close of business on January 29, 2016.

The deposits assumed totaled approximately $229 million and had a weighted average rate of approximately 0.28%, the composition of which was: demand deposits and NOW accounts – 42%; money market accounts – 40%; and time deposits and IRAs – 18%.

 The loans acquired totaled approximately $158 million and had a weighted average yield of approximately 3.92%, the composition of which was:  one- to four-family residential – 75%; commercial real estate – 8%; home equity lines – 10%; commercial business – 5%; and consumer and other – 2%.  The one- to four-family residential loans are primarily loans made to professional individuals in the St. Louis market, such as doctors and persons working in the field of medicine.  Approximately 55% of the total balance of these loans have fixed rates of interest for varying terms up to 30 years.  Approximately 45% of the total balance of these loans have rates of interest that are fixed for varying terms (generally three to seven years), with rates that adjust annually thereafter.

The Fifth Third banking centers presented an attractive franchise for the Company to acquire because it provided the opportunity for expansion in the Company’s existing St. Louis, Mo., market area through banking centers which, for the most part, held competitive market positions in transaction account deposits in desirable locations.  We have successfully grown loans and deposits in the St. Louis market for a number of years and this addition should provide new or enhanced opportunities for loan and deposit growth.  These new locations are in areas that enjoy significant business and consumer activity.  The Company was also able to increase its loan portfolio as part of the transaction.  The Company anticipates that this transaction will be accretive to earnings on a going-forward basis.

The fair values of the assets acquired and liabilities assumed in the transaction were as follows:
January 29,
2016
(In Thousands)
Assets
Cash and cash equivalents	$44,363
Loans receivable	157,524
Premises and equipment	17,990
Accrued interest receivable	410
Core deposit intangible	4,424
Deferred income taxes	100
Total assets acquired	224,811

Liabilities
Total deposits	228,528
Accrued interest payable	50
Advances from borrowers for taxes and insurance	403
Accounts payable and accrued expenses	58
Total liabilities assumed	229,039

Goodwill recognized on business acquisition	$4,228

This acquisition was determined to constitute a business combination in accordance with FASB ASC 805.  FASB ASC 805 allows a measurement period of up to one year to adjust initial fair value estimates as of the acquisition date.  Therefore, provisional measurements of assets acquired and liabilities assumed were recorded on a preliminary basis at fair value on the date of acquisition, January 29, 2016.  Based upon the preliminary acquisition date fair values of the net liabilities acquired, goodwill of $4.3 million was recorded.  The goodwill will be deductible for tax purposes.  Details related to the purchase accounting adjustments are as follows:
January 29,
2016
(In Thousands)

Deposit premium per Purchase and Assumption Agreement	$(7,135)

Purchase accounting adjustments
Deposits	(277)
Loans	(1,340)
Deferred income taxes	100
Core deposit intangible	4,424

Goodwill recognized on business acquisition	$4,228

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward-looking Statements

When used in this Quarterly Report on Form 10-Q and other documents filed or furnished by the Company with the Securities and Exchange Commission (the "SEC"), in the Company's press releases or other public or stockholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "intends" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including, among other things, (i) non-interest expense reductions from Great Southern's banking center consolidations might be less than anticipated and the costs of the consolidation and impairment of the value of the affected premises might be greater than expected; (ii) expected revenues, cost savings, earnings accretion, synergies and other benefits from the acquisition of Fifth Third Bank branches and the Company's other merger and acquisition activities might not be realized within the anticipated time frames or at all, and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, might be greater than expected; (iii) changes in economic conditions, either nationally or in the Company's market areas; (iv) fluctuations in interest rates; (v) the risks of lending and investing activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses; (vi) the possibility of other-than-temporary impairments of securities held in the Company's securities portfolio; (vii) the Company's ability to access cost-effective funding; (viii) fluctuations in real estate values and both residential and commercial real estate market conditions; (ix) demand for loans and deposits in the Company's market areas; (x) legislative or regulatory changes that adversely affect the Company's business, including, without limitation, the Dodd-Frank Wall Street Reform and Consumer Protection Act and its implementing regulations, and the overdraft protection regulations and customers' responses thereto; (xi) monetary and fiscal policies of the Federal Reserve Board and the U.S. Government and other governmental initiatives affecting the financial services industry; (xii) results of examinations of the Company and Great Southern by their regulators, including the possibility that the regulators may, among other things, require the Company to increase its allowance for loan losses or to write-down assets; (xiii) costs and effects of litigation, including settlements and judgments; and (xiv) competition. The Company wishes to advise readers that the factors listed above and other risks described from time to time in documents filed or furnished by the Company with the SEC could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

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

See Note 6 “Loans and Allowance for Loan Losses” included in Item 1 for additional information regarding the allowance for loan losses. Inherent in this process is the evaluation of individual significant credit relationships. From time to time certain credit relationships may deteriorate due to payment performance, cash flow of the borrower, value of collateral, or other factors. In these instances, management may revise its loss estimates and assumptions for these specific credits due to changing circumstances. In some cases, additional losses may be realized; in other instances, the factors that led to the deterioration may improve or the credit may be refinanced elsewhere and allocated allowances may be released from the particular credit.  No significant changes were made to management's overall methodology for evaluating the allowance for loan losses during the periods presented in the financial statements of this report.

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

Carrying Value of Loans Acquired in FDIC-assisted Transactions and Indemnification Asset

The Company considers that the determination of the carrying value of loans acquired in the FDIC-assisted transactions and the carrying value of the related FDIC indemnification assets involves a high degree of judgment and complexity. The carrying value of the acquired loans and the FDIC indemnification assets reflect management’s best ongoing estimates of the amounts to be realized on each of these assets. The Company determined initial fair value accounting estimates of the acquired assets and assumed liabilities in accordance with FASB ASC 805, Business Combinations. However, the amount that the Company realizes on these assets could differ materially from the carrying value reflected in its financial statements, based upon the timing of collections on the acquired loans in future periods. Because of the loss sharing agreements with the FDIC on certain of these assets, the Company should not incur any significant losses related to these assets. To the extent the actual values realized for the acquired loans are different from the estimates, the indemnification asset will generally be impacted in an offsetting manner due to the loss sharing support from the FDIC.  Subsequent to the initial valuation, the Company continues to monitor identified loan pools and related loss sharing assets for changes in estimated cash flows projected for the loan pools, anticipated credit losses and changes in the accretable yield.  Analysis of these variables requires significant estimates and a high degree of judgment.  See Note 7 “Acquired Loans, Loss Sharing Agreements and FDIC Indemnification Assets” included in Item 1 for additional information regarding the TeamBank, Vantus Bank, Sun Security Bank, InterBank and Valley Bank FDIC-assisted transactions.

Goodwill and Intangible Assets

Goodwill and intangible assets that have indefinite useful lives are subject to an impairment test at least annually and more frequently if circumstances indicate their value may not be recoverable. Goodwill is tested for impairment using a process that estimates the fair value of each of the Company’s reporting units compared with its carrying value. The Company defines reporting units as a level below each of its operating segments for which there is discrete financial information that is regularly reviewed. As of March 31, 2016, the Company has one reporting unit to which goodwill has been allocated – the Bank.  If the fair value of a reporting unit exceeds its carrying value, then no impairment is recorded. If the carrying value amount exceeds the fair value of a reporting unit, further testing is completed comparing the implied fair value of the reporting unit’s goodwill to its carrying value to measure the amount of impairment. Intangible assets that are not amortized will be tested for impairment at least annually by comparing the fair values of those assets to their carrying values. At March 31, 2016, goodwill consisted of $5.4 million at the Bank reporting unit, which included goodwill of $4.2 million that was recorded during the three months ended March 31, 2016 related to the acquisition of the branches from Fifth Third Bank.  For further information on the acquisition, see Note 16 of the Notes to Consolidated Financial Statements contained in this report.  Other identifiable intangible assets that are subject to amortization are amortized on a straight-line basis over a period of seven years. At March 31, 2016, the amortizable intangible assets consisted of core deposit intangibles of $8.5 million, which included $4.4 million of intangible assets that were recorded during the three months ended March 31, 2016, for the core deposit intangible related to the deposits assumed from Fifth Third Bank.  These amortizable intangible assets are reviewed for impairment if circumstances indicate their value may not be recoverable based on a comparison of fair value.

While the Company believes no impairment existed at March 31, 2016, different conditions or assumptions used to measure fair value of reporting units, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of the Company’s impairment evaluation in the future.

A summary of goodwill and intangible assets is as follows:
	March 31, 2016	December 31, 2015
	(In Thousands)

Goodwill – Branch acquisitions	$5,396	$1,169
Deposit intangibles
TeamBank	—	105
Vantus Bank	130	207
Sun Security Bank	876	964
InterBank	436	472
Boulevard Bank	610	641
Valley Bank	2,100	2,200
Fifth Third Bank	4,319	—
	8,471	4,589

	$13,867	$5,758

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

The national unemployment rate declined from 5.5% as of March 2015 to 5.0% as of March 2016.  While the unemployment rate rose to 5.0% from an eight-year low of 4.9% in February, more Americans continued to return to the labor force.  The labor force participation rate, or the share of working-age Americans who are looking for a job, rose one- tenth of a percentage point to 63.0%, the highest level since March 2014.  The economy added 215,000 jobs in March 2016, an indication of economic resilience following the Federal Reserve’s rate increase in December 2015.  Employment gains in March were broad-based; but manufacturing lost 29,000 jobs, the largest number since December 2009, despite signs of stabilization in the factory sector.  The energy employment sector continues to feel the effect of reduced profits from the prolonged slump in oil prices by announcing thousands of job cuts.  Unemployment levels have decreased or remained level over the past year in all states in which the Company has offices.  Unemployment rates at March 31, 2016, were:  Missouri at 4.2%, Arkansas at 4.0%, Kansas at 3.9%, Iowa at 3.8%, Nebraska at 3.0%, Minnesota at 3.7%, Oklahoma at 4.4% and Texas at 4.3%.   Of the metropolitan areas in which Great Southern Bank does business, the St.

Louis market area continued to carry the highest level of unemployment at 5.1%. This compares favorably to the 5.9% rate reported as of March 31, 2015. The unemployment rate at 4.2% for the Springfield market area was below the national and state average reported as of March 31, 2016.  Metropolitan areas in Iowa, Nebraska and Minnesota boasted unemployment levels among the lowest in the nation.

Sales of newly built, single-family homes were at a seasonally adjusted annual rate of 511,000 units in March 2016, according to the U.S. Department of Housing and Urban Development and the U.S. Census Bureau. The median sales price of new houses sold in March 2016 was $288,000, with an average sales price of $356,200.  The seasonally adjusted estimate of new houses for sale at the end of March 2016 was 246,000, which represented a supply of 5.8 months at the current sales rate.  Building permit activity continues to fluctuate by market area with residential builders constrained by tighter credit conditions for home buyers and a limited number of buildable lots.

According to Realty Trac, foreclosure filings fell to the lowest level in more than nine years in the first quarter of 2016 and foreclosure activity was below pre-recession levels in more than one-third of major metropolitan areas.  The number of properties that received a foreclosure filing in the U.S. was 8% lower than the same time last year.

The performance of commercial real estate markets has improved throughout the Company’s market areas as shown by increased real estate sales activity and financing of those activities. According to real estate services firm CoStar Group, retail, office and industrial types of commercial real estate properties continue to improve in occupancy, absorption and rental income, both nationally and in our market areas.

While current economic indicators show improvement nationally in employment, housing starts and prices, commercial real estate occupancy, absorption and rental income, our management will continue to closely monitor regional, national and global economic conditions, as these could significantly impact our market areas.

Loss Sharing Agreements

On April 26, 2016, Great Southern Bank executed an agreement with the FDIC to terminate the loss sharing agreements for Team Bank, Vantus Bank and Sun Security Bank, effective immediately.  The agreement required the FDIC to pay $4.4 million to settle all outstanding items related to the terminated loss sharing agreements.  As a result of entering into the agreement, assets that were covered by the terminated loss sharing agreements, including covered loans in the amount of $65.1 million and covered other real estate owned in the amount of $468,000 as of March 31, 2016, have been reclassified as non-covered assets effective April 26, 2016.  In anticipation of terminating the loss sharing agreements, an impairment of the related indemnification assets was recorded during the three months ended March 31, 2016 in the amount of $584,000.  On the date of the termination, the indemnification asset balances (and certain other receivables from the FDIC) related to Team Bank, Vantus Bank and Sun Security Bank, which totaled $4.4 million at March 31, 2016, became $0 as a result of the receipt of funds from the FDIC as outlined in the termination agreement.  There will be no future effects on non-interest income (expense) related to adjustments or amortization of the indemnification assets for Team Bank, Vantus Bank or Sun Security Bank; however, adjustments and amortization related to the InterBank indemnification asset and loss sharing agreement will continue.  The remaining accretable yield adjustments that affect interest income are not changed by this transaction and will continue to be recognized for all FDIC-assisted transactions in the same manner as they have been previously.

The termination of the loss sharing agreements for the TeamBank, Vantus Bank and Sun Security Bank transactions will have no impact on the yields for the loans that were previously covered under these agreements. All future recoveries, gains, losses and expenses related to these previously covered assets will now be recognized entirely by Great Southern Bank since the FDIC will no longer be sharing in such gains or losses. Accordingly, the Company’s future earnings will be positively impacted to the extent the Company recognizes gains on any sales or recoveries in excess of the carrying value of such assets. Similarly, the Company’s future earnings will be negatively impacted to the extent the Company recognizes expenses, losses or charge-offs related to such assets.

General

The profitability of the Company and, more specifically, the profitability of its principal subsidiary, the Bank, depends primarily on its net interest income, as well as provisions for loan losses and the level of non-interest income and non-

interest expense. Net interest income is the difference between the interest income the Bank earns on its loan and investment portfolios, and the interest it pays on interest-bearing liabilities, which consists mainly of interest paid on deposits and borrowings. Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on these balances. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income.

Great Southern's total assets increased $210.5 million, or 5.1%, from $4.10 billion at December 31, 2015, to $4.31 billion at March 31, 2016. Full details of the current period changes in total assets are provided in the “Comparison of Financial Condition at March 31, 2016 and December 31, 2015” section of this Quarterly Report on Form 10-Q.

Loans.  Net loans increased $187.0 million, or 5.6%, from $3.34 billion at December 31, 2015, to $3.53 billion at March 31, 2016.  Partially offsetting the increases in net loans were decreases of $18.5 million in the acquired loan portfolios.  Excluding previously acquired covered and non-covered loans and mortgage loans held for sale, but including the loans acquired from Fifth Third Bank, total loans increased $204.1 million from December 31, 2015 to March 31, 2016, primarily in the areas of one-to four-family residential loans, construction loans, consumer loans, commercial real estate loans and commercial business loans.  The increase was primarily due to the loans acquired in the Fifth Third Bank transaction, as well as loan growth in our existing banking center network.  As loan demand is affected by a variety of factors, including general economic conditions, and because of the competition we face and our focus on pricing discipline and credit quality, we cannot be assured that our loan growth will match or exceed the level of increases achieved in this period or prior years.  The Company's strategy continues to be focused on maintaining credit risk and interest rate risk at appropriate levels.

Loan growth has occurred in most loan types and, in the three months ended March 31, 2016, was primarily due to the loans acquired from Fifth Third Bank.  In addition, loan growth has come from most of Great Southern’s primary lending locations, including Springfield, St. Louis, Kansas City, Des Moines, Omaha and Minneapolis, as well as the loan production offices in Dallas and Tulsa.  Net loan balances have increased primarily in the areas of one-to four-family residential loans, construction loans, consumer loans, commercial real estate loans and commercial business loans.  Generally, the Company considers commercial construction, consumer, and commercial real estate loans to involve a higher degree of risk compared to some other types of loans, such as first mortgage loans on one- to four-family, owner-occupied residential properties, and has established certain minimum underwriting standards to help assure portfolio quality.  For commercial real estate and construction loans, these standards and procedures include, but are not limited to, an analysis of the borrower’s financial condition, collateral, repayment ability, verification of liquid assets and credit history as required by loan type.  In addition, geographic diversity of collateral, lower loan-to-value ratios and limitations on speculative construction projects help to mitigate overall risk in these loans.  It has been, and continues to be, Great Southern’s practice to verify information from potential borrowers regarding assets, income or payment ability and credit ratings as applicable and as required by the authority approving the loan.  Underwriting standards also include loan-to-value ratios which vary depending on collateral type, debt service coverage ratios or debt payment to income ratios, where applicable, credit histories, use of guaranties and other recommended terms relating to equity requirements, amortization, and maturity.  Great Southern’s loan committee reviews and approves all new loan originations in excess of lender approval authorities.  Consumer loans are primarily secured by new and used motor vehicles and these loans are also subject to certain minimum underwriting standards to assure portfolio quality.  Great Southern’s consumer underwriting and pricing standards have been fairly consistent over the past several years.  The underwriting standards employed by Great Southern for consumer loans include a determination of the applicant's payment history on other debts, credit scores, employment history and an assessment of ability to meet existing obligations and payments on the proposed loan.  Although creditworthiness of the applicant is of primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount.  See “Item 1. Business – Lending Activities – General, – Commercial Real Estate and Construction Lending, and – Consumer Lending” in the Company’s December 31, 2015 Annual Report on Form 10-K.

While our policy allows us to lend up to 95% of the appraised value on one-to four-family residential properties, originations of loans with loan-to-value ratios at that level are minimal.  When they are made at those levels, private mortgage insurance is typically required for loan amounts above the 80% level unless our analyses determined minimal risk to be involved, and therefore these loans are not considered to have more risk to us than other residential loans.  We consider these lending practices to be consistent with or more conservative than what we believe to be the norm for banks our size.  At March 31, 2016 and December 31, 2015, an estimated 0.2% and 0.2%, respectively, of total owner occupied one- to four-family residential loans had loan-to-value ratios above 100% at origination.  At March 31, 2016 and December 31, 2015, an estimated 1.9% and 2.1%, respectively, of total non-owner occupied one- to four-family residential loans had loan-to-value ratios above 100% at origination.

At March 31, 2016, troubled debt restructurings totaled $44.4 million, or 1.3% of total loans, down $573,000 from $45.0 million, or 1.3% of total loans, at December 31, 2015.  Concessions granted to borrowers experiencing financial difficulties may include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.  During the three months ended March 31, 2016, no loans were restructured into multiple new loans.  During the year ended December 31, 2015, no loans were restructured into multiple new loans.  For further information on troubled debt restructurings, see Note 6 of the Notes to Consolidated Financial Statements contained in this report.

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

As noted above, the loss sharing agreements for Team Bank, Vantus Bank and Sun Security Bank were terminated on April 26, 2016.  At March 31, 2016, approximately six years remained on the loss sharing agreement for single family real estate loans acquired from InterBank and the remaining loans had an estimated average life of six to thirteen years.  At March 31, 2016, approximately one year remained on the loss sharing agreement for non-single-family loans acquired from InterBank and the remaining loans had an estimated average life of one year.  While the expected repayments for certain of the acquired loans extend beyond the terms of the loss sharing agreements, the Bank has identified and will continue to identify problem loans and will make every effort to resolve them within the time limits of the agreements.  The Company may sell any loans remaining at the end of the loss sharing agreement subject to the approval of the FDIC.

Loans that were acquired through FDIC-assisted transactions, which are accounted for in pools, are currently included in the analysis and estimation of the allowance for loan losses.  If expected cash flows to be received on any given pool of loans decreases from previous estimates, then a determination is made as to whether the loan pool should be charged down or the allowance for loan losses should be increased (through a provision for loan losses).  This is true of all acquired loan pools regardless of whether they are covered by loss sharing agreements.  If a charge down occurs to a loan pool that is covered by a loss sharing agreement, the full amount of the charge down will be reflected in the allowance for loan losses and a separate asset will be recorded for the amount to be recovered from the FDIC.  The loss sharing agreements and their related limitations are described in detail in Note 7 of the Notes to Consolidated Financial Statements contained in this report.  For acquired loan pools that currently are not covered by loss sharing agreements, the Company may allocate, and at March 31, 2016, has allocated, a portion of its allowance for loan losses related to these loan pools in a manner similar to how it allocates its allowance for loan losses to those loans which are collectively evaluated for impairment.

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

Premises and Equipment, net.  Great Southern had net premises and equipment of $143.4 million at March 31, 2016, an increase of $13.7 million, or 10.6%, from $129.7 million at December 31, 2015.  The increase in premises and equipment was primarily due to the acquisition of 12 branches from Fifth Third Bank.  For further information on the acquisition, see Note 16 of the Notes to Consolidated Financial Statements contained in this report.

Other Real Estate Owned, net. The Company's other real estate owned totaled $39.5 million at March 31, 2016, an increase of $7.6 million, or 23.9%, compared to $31.9 million at December 31, 2015.  The increase was primarily due to the addition of eleven properties during the quarter, all of which were former banking center locations which were closed during January 2016.  For further information on the consolidation of banking centers see Note 15 of the Notes to the

Consolidated Financial Statements contained in this report.  In addition, foreclosed assets, excluding acquired foreclosed assets, increased $2.2 million from $27.4 million at December 31, 2015 to $29.6 million at March 31, 2016.

Goodwill and Other Intangible Assets. The Company's goodwill and other intangible assets totaled $13.9 million at March 31, 2016, an increase of $8.1 million, or 140.8%, compared to $5.8 million at December 31, 2015.  The increase was due to the goodwill and core deposit intangible amounts recorded during the quarter related to the Fifth Third branch acquisition, as discussed above in this report.

Available-for-Sale Securities. The Company's available-for-sale securities totaled $249.5 million at March 31, 2016, a decrease of $13.4 million, or 5.1%, compared to $262.9 million at December 31, 2015.  The decrease was primarily due to calls of municipal securities and sales of certain mortgage-backed securities, normal monthly payments received related to the portfolio of mortgage-backed securities, partially offset by the purchase of two mortgage-backed securities.  The investment securities were reduced because they were no longer needed for pledging for public fund deposits.

Deposits.  The Company attracts deposit accounts through its retail branch network, correspondent banking and corporate services areas, and brokered deposits. The Company then utilizes these deposit funds, along with FHLBank advances and other borrowings, to meet loan demand or otherwise fund its activities. In the three months ended March 31, 2016, total deposit balances increased $200.1 million, or 6.1%.  Transaction account balances increased $165.7 million to $2.15 billion at March 31, 2016, from $1.98 billion at December 31, 2015, while retail certificates of deposit increased $55.0 million to $1.06 billion at March 31, 2016, from $1.00 billion at December 31, 2015.  These increases were primarily a result of the Bank’s assumption of approximately $229 million in deposits as part of the Fifth Third branch acquisition.  In addition, at March 31, 2016 and December 31, 2015, customer deposits totaling $12.7 million and $12.2 million, respectively, were part of the CDARS program, which allows customers to maintain balances in an insured manner that would otherwise exceed the FDIC deposit insurance limit. The FDIC counts these deposits as brokered, but these are deposit accounts that we generate with customers in our local markets.  Brokered deposits, including CDARS program purchased funds, were $250.4 million at March 31, 2016, a decrease of $21.1 million from $271.5 million at December 31, 2015.

Our deposit balances may fluctuate depending on customer preferences and our relative need for funding.  We do not consider our retail certificates of deposit to be guaranteed long-term funding because customers can withdraw their funds at any time with minimal interest penalty.  When loan demand trends upward, we can increase rates paid on deposits to increase deposit balances and utilize brokered deposits to provide additional funding.  The level of competition for deposits in our markets is high. It is our goal to gain deposit market share, particularly checking accounts, in our branch footprint.  To accomplish this goal, increasing rates to attract deposits may be necessary, which could negatively impact the Company’s net interest margin.

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

Net Interest Income and Interest Rate Risk Management.  Our net interest income may be affected positively or negatively by changes in market interest rates. A portion of our loan portfolio is tied to the "prime rate" and adjusts immediately when this rate adjusts (subject to the effect of loan interest rate floors, which are discussed below). We monitor our sensitivity to interest rate changes on an ongoing basis (see "Item 3. Quantitative and Qualitative Disclosures About Market Risk").  In addition, our net interest income may be impacted by changes in the cash flows expected to be received from acquired loan pools.  As described in Note 7 of the Notes to the Consolidated Financial Statements contained in this report, the Company’s evaluation of cash flows expected to be received from acquired loan pools is on-going and increases in cash flow expectations are recognized as increases in accretable yield through interest income.  Decreases in cash flow expectations are recognized as impairments through the allowance for loan losses.

The current level and shape of the interest rate yield curve poses challenges for interest rate risk management. Prior to its increase of 0.25% on December 16, 2015, the FRB last changed interest rates on December 16, 2008. This was the first rate increase since June 29, 2006.  Great Southern has a significant portfolio of loans which are tied to a "prime rate" of interest. Most of these loans are tied to some national index of "prime," while some are indexed to "Great Southern prime" (GSB). The Company had elected to leave its “Great Southern prime rate” of interest at 5.00%, but increased this rate to 5.25% in December 2015 following the FRB rate increase. This does not affect a large number of customers, as a majority of the loans indexed to “Great Southern prime” remain at or below interest rate floors which are provided for in individual loan documents. But for the interest rate floors, a rate cut by the FRB generally would have an anticipated immediate negative impact on the Company’s net interest income due to the large total balance of loans which generally adjust immediately as the Federal Funds rate adjusts. Loans at their floor rates are subject to the risk that borrowers will seek to refinance elsewhere at the lower market rate, however.  Because the Federal Funds rate is already very low, there may also be a negative impact on the Company's net interest income due to the Company's inability to significantly lower its funding costs in the current rate and competitive environment, although interest rates on assets may decline further. Conversely, interest rate increases would normally result in increased interest rates on our prime-based loans.  The interest rate floors in effect may limit the immediate increase in interest rates on certain of these loans, until such time as rates rise above the floors.  However, the Company may have to increase rates paid on deposits to maintain deposit balances and pay higher rates on borrowings.  The impact of the low rate environment on our net interest margin in future periods is expected to be fairly neutral.  Any margin gained by these rate increases on loans may be somewhat offset by reduced yields from our investment securities and our existing loan portfolio as payments are made and the proceeds are potentially reinvested at lower rates.  Interest rates on certain adjustable rate loans may reset lower according to their contractual terms and index rate to which they are tied and new loans may be originated at lower market rates than the overall portfolio rate.  For further discussion of the processes used to manage our exposure to interest rate risk, see “Item 3.  Quantitative and Qualitative Disclosures About Market Risk – How We Measure the Risks to Us Associated with Interest Rate Changes.”

The negative impact of declining loan interest rates had been mitigated by the positive effects of the Company’s loans which have interest rate floors. At March 31, 2016, the Company had a portfolio (excluding the loans acquired in the FDIC-assisted transactions) of prime-based loans totaling approximately $454 million with rates that change immediately with changes to the prime rate of interest.  Of those loans, $425 million also had interest rate floors. These floors were at varying rates, with $14 million of these loans having floor rates of 7.0% or greater and another $108 million of these loans having floor rates between 5.0% and 7.0%. In addition, $303 million of these loans have floor rates between 2.75% and 5.0%.  At March 31, 2016, $206 million of these loans were at their floor rates.  Also included in these prime-based loans at March 31, 2016, the Company had a portfolio (excluding the loans acquired in the FDIC-assisted transactions) of GSB prime-based loans totaling approximately $95 million with rates that change immediately with changes to the GSB prime rate of interest.  Of those loans, $83 million also had interest rate floors.  At March 31, 2016, $21 million of the $83 million GSB prime rate loans with interest rate floors were at their floor rates.  The loan yield for the total loan portfolio was approximately 108 basis points and 106 basis points higher than the national "prime rate of interest" at March 31, 2016 and December 31, 2015, respectively, partly because of these interest rate floors. While interest rate floors have had an overall positive effect on the Company’s results during this period, they do subject the Company to the risk that borrowers will elect to refinance their loans with other lenders.  To the extent economic conditions improve, the risk that borrowers will seek to refinance their loans increases.

Non-Interest Income and Non-Interest (Operating) Expenses.  The Company's profitability is also affected by the level of its non-interest income and operating expenses. Non-interest income consists primarily of service charges and ATM fees, accretion income (net of amortization) related to the FDIC-assisted acquisitions, late charges and prepayment fees on loans, gains on sales of loans and available-for-sale investments and other general operating income.  In 2016 and 2015, increases in the cash flows expected to be collected from the FDIC-covered loan portfolios resulted in amortization (expense) recorded relating to reductions of expected reimbursements under the loss sharing agreements with the FDIC, which are recorded as indemnification assets.  Non-interest income may also be affected by the Company's interest rate derivative activities, if the Company chooses to implement derivatives.  See Note 14 “Derivatives and Hedging Activities” in the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information regarding the Bank’s hedging activities.

Operating expenses consist primarily of salaries and employee benefits, occupancy-related expenses, expenses related to foreclosed assets, postage, FDIC deposit insurance, advertising and public relations, telephone, professional fees, office expenses and other general operating expenses.  Details of the current period changes in non-interest income and non-interest expense are provided in the “Results of Operations and Comparison for the Three Months Ended March 31, 2016 and 2015” section of this Quarterly Report on Form 10-Q.

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

New Capital Rules. The federal banking agencies have adopted new regulatory capital rules that substantially amend the risk-based capital rules applicable to the Bank and the Company. The new rules implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. “Basel III” refers to various documents released by the Basel Committee on Banking Supervision. For the Company and the Bank, the general effective date of the new rules was January 1, 2015, and, for certain provisions, various phase-in periods and later effective dates apply. The chief features of the new rules are summarized below.

The new rules refine the definitions of what constitutes regulatory capital and add a new regulatory capital element, common equity Tier 1 capital. The minimum capital ratios are (i) a common equity Tier 1 (“CET1”) risk-based capital ratio of 4.5%; (ii) a Tier 1 risk-based capital ratio of 6%; (iii) a total risk-based capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4%. In addition to the minimum capital ratios, the new rules include a capital conservation buffer, under which a banking organization must have CET1 more than 2.5% above each of its minimum risk-based capital ratios in order to avoid restrictions on paying dividends, repurchasing shares, and paying certain discretionary bonuses.

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

Acquisition of Certain Assets and Liabilities from Fifth Third Bank

On January 29, 2016, Great Southern Bank completed the acquisition of 12 branches and related deposits and loans in the St. Louis, Mo., area from Cincinnati-based Fifth Third Bank.  The acquisition increased Great Southern’s St. Louis-area banking center total from eight to 20 offices.  Assets with a fair value of approximately $224.8 million were acquired, including $158.0 million of loans, $44.4 million of cash and cash equivalents, $18.0 million of premises and equipment and $510,000 of accrued interest receivable and other assets.  A core deposit intangible asset of $4.4 million was also recorded.  Liabilities with a fair value of $229.0 million were assumed, including $228.5 million of deposits and $511,000 of accrued interest payable and other liabilities.  Goodwill recognized on the transaction was $4.2 million.  The core deposit intangible will be amortized to non-interest expense over seven years.  This will be a non-cash expense item.

The Fifth Third banking centers presented an attractive franchise for the Company to acquire because it provided the opportunity for expansion in the Company’s existing St. Louis, Mo., market area through banking centers which, for the most part, held competitive market positions in transaction account deposits in desirable locations.  We have successfully grown loans and deposits in the St. Louis market for a number of years and this addition should provide new or enhanced opportunities for loan and deposit growth.  These new locations are in areas that enjoy significant business and consumer activity.  The Company was also able to increase its loan portfolio as part of the transaction.  The Company anticipates that this transaction will be accretive to earnings on a going-forward basis.

Business Initiatives

In January 2016, the Company consolidated operations of 14 banking centers into other nearby Great Southern banking center locations. These 14 banking centers, along with two others, were identified as part of an ongoing performance review of the Company’s entire banking center network. Each location was evaluated for a number of criteria, including customer usage, financial performance market dynamics and the proximity of other Great Southern banking centers. The consolidation of the 14 facilities resulted in the transfer of approximately $127 million in deposits. Great Southern ATMs remain operational indefinitely at each of the 14 affected banking center sites.

The other two banking centers, along with associated customer deposits, were sold to separate financial institutions during the first quarter of 2016.  The Great Southern banking center located in Thayer, Mo., was sold on February 19, 2016, and the banking center in Buffalo, Mo., was sold on March 18, 2016.

Comparison of Financial Condition at March 31, 2016 and December 31, 2015

During the three months ended March 31, 2016, the Company’s total assets increased by $210.5 million to $4.31 billion.  The majority of the increase was attributable to the loans, premises and equipment and intangible assets related to the Fifth Third branch acquisition, as well as an increase in loans originated by the Bank, partially offset by reductions in available-for-sale investment securities and the FDIC indemnification asset.

Net loans increased $187.0 million from December 31, 2015, to $3.53 billion at March 31, 2016.  Excluding previously acquired covered and non-covered loans, and mortgage loans held for sale, but including the loans acquired from Fifth Third Bank, total loans increased $204.1 million from December 31, 2015 to March 31, 2016, with increases primarily in the areas of one-to four-family residential loans, construction loans, consumer loans, commercial real estate loans, and commercial business loans.  Partially offsetting these increases were decreases in net loans acquired in the FDIC-assisted transactions of $18.5 million, or 5.1%.

The Company's available-for-sale securities decreased $13.3 million compared to December 31, 2015.  The decrease was due to calls of municipal securities, sales of certain mortgage-backed securities and normal monthly payments received related to the portfolio of mortgage-backed securities, partially offset by the purchase of mortgage-backed securities.  The investment securities were reduced because they were no longer needed for pledging.

Cash and cash equivalents were $221.7 million at March 31, 2016, an increase of $22.5 million, or 11.3%, from $199.2 million at December 31, 2015.  The increase in cash and cash equivalents was primarily due to the cash received in the Fifth Third Bank transaction and sales of and payments received on available-for-sale securities.  We anticipate utilizing this liquidity to fund loans and to meet reserve requirements at the Federal Reserve Bank.

Net premises and equipment increased $13.8 million from December 31, 2015, primarily due to the branches acquired in the Fifth Third Bank transaction, partially offset by the transfer of branches closed in January 2016 to other real estate owned.

Net other real estate owned increased $7.6 million to $39.5 million at March 31, 2016.  The increase was primarily due to the net addition of eleven properties during the quarter, all of which were former banking center locations that closed in January 2016.  In addition, foreclosed assets, excluding acquired foreclosed assets, increased $2.2 million from $27.4 million at December 31, 2015 to $29.6 million at March 31, 2016.

Total liabilities increased $203.5 million from $3.71 billion at December 31, 2015 to $3.91 billion at March 31, 2016.  The increase was primarily attributable to the $229 million of deposits assumed in the Fifth Third Bank branch transaction.   Total deposits increased $200.1 million from December 31, 2015.  Transaction account balances increased $165.7 million to $2.15 billion at March 31, 2016, from $1.98 billion at December 31, 2015, while retail certificates of deposit increased $55.0 million to $1.06 billion at March 31, 2016, from $1.00 billion at December 31, 2015.

Federal Home Loan Bank advances decreased $232.0 million from $263.5 million at December 31, 2015 to $31.5 million at March 31, 2016.  A large portion of the decreased funds were replaced with overnight fed funds borrowings through the FHLBank.  As such, short-term borrowings had a corresponding increase of $215.0 million from $1.3 million at December 31, 2015 to $216.3 million at March 31, 2016.  The overnight fed funds borrowing rate was cheaper than the one week or longer term rates for FHLBank advances.

Securities sold under reverse repurchase agreements with customers increased $18.9 million from $116.2 million at December 31, 2015 to $135.1 million at March 31, 2016.  These balances fluctuate over time based on customer demand for this product.

Total stockholders' equity increased $7.0 million from $398.2 million at December 31, 2015 to $405.2 million at March 31, 2016.  The Company recorded net income of $9.8 million for the three months ended March 31, 2016, and dividends declared on common stock were $3.1 million.  Accumulated other comprehensive income increased $31,000 due to increases in the fair value of available-for-sale investment securities and changes in the fair value of cash flow hedges.  In addition, total stockholders’ equity increased $113,000 due to stock option exercises.

Results of Operations and Comparison for the Three Months Ended March 31, 2016 and 2015

General

Net income was $9.8 million for the three months ended March 31, 2016 compared to $11.7 million for the three months ended March 31, 2015. This decrease of $1.9 million, or 16.0%, was primarily due to a decrease in net interest income of $3.0 million, or 6.8%, an increase in non-interest expense of $3.7 million, or 13.5%, and an increase in provision for loan losses of $801,000, or 61.6%, partially offset by an increase in non-interest income of $5.0 million, and a decrease in income tax expense of $595,000, or 15.4%.  Net income available to common stockholders was $9.8 million and $11.5 million for the three months ended March 31, 2016 and 2015, respectively.

Total Interest Income

Total interest income decreased $2.2 million, or 4.5%, during the three months ended March 31, 2016 compared to the three months ended March 31, 2015.  The decrease was due to a $1.9 million decrease in interest income on loans and a $259,000 decrease in interest income on investments and other interest-earning assets.  Interest income on loans decreased for the three months ended March 31, 2016, due to lower average rates of interest, partially offset by higher average balances on loans.  Interest income from investment securities and other interest-earning assets decreased during the three months ended March 31, 2016 compared to the same period in 2015 due to lower average balances, partially offset by higher average rates of interest.

Interest Income – Loans

During the three months ended March 31, 2016 compared to the three months ended March 31, 2015, interest income on loans decreased due to lower average interest rates, partially offset by higher average balances.

Interest income decreased $7.0 million as a result of lower average interest rates on loans.  The average yield on loans decreased from 5.94% during the three months ended March 31, 2015, to 5.07% during the three months ended March 31, 2016.  This decrease was primarily due to significant interest recoveries in the prior year three month period, as discussed in the paragraph below, as well as lower overall loan rates and a lower amount of accretion income in the current year period compared to the prior year period resulting from the increases in expected cash flows to be received from the FDIC-acquired loan pools as previously discussed in Note 7 of the Notes to Consolidated Financial Statements.

During the three months ended March 31, 2015, the Company collected $891,000 on certain acquired loans from customers with loans which had previously not been expected to be collectible. These collections were recorded as interest income in the prior year three month period and had a positive impact on the net interest margin in the prior year period of approximately 10 basis points (annualized). As the loans were subject to loss sharing agreements, 80% of the amounts collected, or $713,000, was recorded in the prior year three month period and included in non-interest income under "accretion (amortization) of income related to business acquisitions."

On an on-going basis, the Company estimates the cash flows expected to be collected from the acquired loan pools. This cash flows estimate has increased, based on the payment histories and reduced loss expectations of the loan pools, resulting in adjustments to be spread on a level-yield basis over the remaining expected lives of the loan pools. For the loan pools acquired in the 2009, 2011 and 2012 FDIC-assisted transactions, the increases in expected cash flows also reduced the amount of expected reimbursements under the loss sharing agreements with the FDIC, which are recorded as indemnification assets. Therefore, the expected indemnification assets have also been reduced, resulting in adjustments to be amortized on a comparable basis over the remainder of the loss sharing agreements or the remaining expected life of the loan pools, whichever is shorter.  For the three months ended March 31, 2016 and 2015, the adjustments increased interest income by $5.4 million and $9.0 million, respectively, and decreased non-interest income by $2.9 million and $6.7 million, respectively.  The net impact to pre-tax income was $2.4 million and $2.3 million for the three months ended March 31, 2016 and 2015, respectively.

As of March 31, 2016, the remaining accretable yield adjustment that will affect interest income is $11.4 million and the remaining adjustment to the indemnification assets related to InterBank, including the effects of the clawback liability, that will affect non-interest income (expense) is $(5.6) million.  The $11.4 million of accretable yield adjustment relates to Team Bank, Vantus Bank, Sun Security Bank and InterBank, and this income is not affected by the termination of the loss sharing agreements for Team Bank, Vantus Bank and Sun Security Bank.  The expense, as noted, is only related to InterBank, as there is no longer, nor will there be in the future, expense related to Team Bank, Vantus Bank, or Sun Security Bank due to the termination of the related loss sharing agreements.  Of the remaining adjustments, we expect to recognize $7.5 million of interest income and $(4.1) million of non-interest income (expense) during the remainder of 2016.  Additional adjustments may be recorded in future periods from the FDIC-assisted transactions, as the Company continues to estimate expected cash flows from the acquired loan pools.  Apart from the yield accretion, the average yield on loans was 4.45% for the three months ended March 31, 2016, down from 4.78% for the three months ended March 31, 2015, as a result of the prior year loan recovery as noted above, loan pay-offs, normal amortization of higher-rate loans and new loans that were made at current lower market rates.

In addition, the Company’s net interest margin has been impacted by additional yield accretion recognized in conjunction with updated estimates of the fair value of the loan pools acquired in the June 2014 Valley Bank FDIC-assisted transaction.  Beginning with the three months ended December 31, 2014, the cash flow estimates have increased for certain of the Valley Bank loan pools primarily based on significant loan repayments and also due to collection of certain loans, thereby reducing loss expectations on certain of the loan pools. This resulted in increased income that was spread on a level-yield basis over the remaining expected lives of these loan pools.  The Valley Bank transaction does not include a loss sharing agreement with the FDIC.  Therefore, there is no related indemnification asset. The entire amount of the discount adjustment has been and will be accreted to interest income over time with no offsetting impact to non-interest income.  The amount of the Valley Bank discount adjustment accreted to interest income for the three months ended March 31, 2016 was $2.1 million and is included in the impact on net interest income/net interest margin amount discussed above.  Based on current estimates, we anticipate recording additional interest income accretion of $3.2 million in the remainder of 2016 related to Valley Bank loans, which is included in the $7.5 million discussed above.

Interest income increased $5.1 million as the result of higher average loan balances, which increased from $3.14 billion during the three months ended March 31, 2015, to $3.50 billion during the three months ended March 31, 2016.  The higher average balances were primarily due to organic loan growth, as well as the loans added as part of the Fifth Third Bank branch acquisition.

Interest Income – Investments and Other Interest-earning Assets

Interest income on investments and other interest-earning assets decreased in the three months ended March 31, 2016 compared to the three months ended March 31, 2015.  Interest income decreased $583,000 as a result of a decrease in average balances from $577.4 million during the three months ended March 31, 2015, to $382.1 million during the three months ended March 31, 2016.  Average balances of securities decreased primarily due to the calls of certain municipal securities, the sale of certain securities during the three months ended March 31, 2016, and the normal monthly payments received on the portfolio of mortgage-backed securities, with proceeds ultimately being used to fund a portion of new loan originations.  Interest income increased $324,000 due to an increase in average interest rates from 1.34% during the three months ended March 31, 2015, to 1.79% during the three months ended March 31, 2016 due to a change in the mix of both investments and other interest-earning assets.

The Company’s interest-earning deposits and non-interest-earning cash equivalents currently earn very low or no yield and therefore negatively impact the Company’s net interest margin. At March 31, 2016, the Company had cash and cash equivalents of $221.7 million compared to $199.2 million at December 31, 2015.

Total Interest Expense

Total interest expense increased $846,000, or 22.4%, during the three months ended March 31, 2016, when compared with the three months ended March 31, 2015, due to an increase in interest expense on deposits of $772,000, or 24.4%, an increase of interest expense on short-term borrowing and repurchase agreements of $60,000, or 285.7%, and an increase in interest expense on subordinated debentures issued to capital trust of $23,000, or 15.2%, partially offset by a decrease in interest expense on FHLBank advances of $9,000, or 2.0%.

Interest Expense – Deposits

Interest expense on demand deposits increased $163,000 due to average rates of interest that increased from 0.20% in the three months ended March 31, 2015 to 0.25% in the three months ended March 31, 2016.  Interest expense on demand deposits increased $20,000 due to an increase in average balances from $1.43 billion during the three months ended March 31, 2015, to $1.47 billion during the three months ended March 31, 2016.  The increase in average balances of interest-bearing demand deposits was a result of the deposits assumed as part of the Fifth Third Bank branch acquisitions, partially offset by decreases in certain deposit types, such as public funds.

Interest expense on time deposits increased $294,000 due to an increase in average balances of time deposits from $1.19 billion during the three months ended March 31, 2015, to $1.32 billion during the three months ended March 31, 2016.  Interest expense on time deposits increased $295,000 as a result of an increase in average rates of interest from 0.83% during the three months ended March 31, 2015, to 0.92% during the three months ended March 31, 2016.  A large portion of the Company’s certificate of deposit portfolio matures within six to eighteen months and therefore reprices fairly quickly; this is consistent with the portfolio over the past several years.  The increase in average balances of time deposits was primarily a result of increased balances of brokered deposits and time deposits opened through the Company’s internet deposit acquisition channels.

Interest Expense – FHLBank Advances, Short-term Borrowings and Repurchase Agreements and Subordinated Debentures Issued to Capital Trusts

During the three months ended March 31, 2016 compared to the three months ended March 31, 2015, interest expense on FHLBank advances decreased due to lower average balances, partially offset by higher average rates of interest.  Interest expense on FHLBank advances decreased $63,000 due to a decrease in average balances from $207.8 million during the three months ended March 31, 2015, to $179.7 million during the three months ended March 31, 2016.  This decrease was primarily due to the replacement of short-term FHLBank advances with overnight fed funds borrowings from the FHLBank.  Partially offsetting the decrease due to average balances was an increase in interest expense of $54,000 due to an increase in average interest rates from 0.87% in the three months ended March 31, 2015, to 0.98% in the three months ended March 31, 2016.  The increase in the average rate was due to a change in the mix of the advances compared to the prior year period.  Short-term advances with very low interest rates were slightly lower than in the prior year period, which caused the overall average rate to increase.

Interest expense on short-term borrowings and repurchase agreements increased $62,000 due to average rates that increased from 0.04% in the three months ended March 31, 2015, to 0.16% in the three months ended March 31, 2016.  The increase was due to a change in the mix of borrowings in the current period, during which overnight fed funds borrowings from the FHLBank were increased, which are at a higher interest rate than repurchase agreements.  Interest expense on short-term borrowings and repurchase agreements decreased $2,000 due to a decrease in average balances from $224.7 million during the three months ended March 31, 2015, to $204.9 million during the three months ended March 31, 2016, which is due to a decrease in repurchase agreements, partially offset by an increase in short-term borrowings.

During the three months ended March 31, 2016, compared to the three months ended March 31, 2015, interest expense on subordinated debentures issued to capital trusts increased $51,000 due to higher average interest rates.  The average interest rate was 1.98% in the three months ended March 31, 2015, compared to 2.71% in the three months ended March 31, 2016.  The increase in the interest rate resulted from the amortization of the cost of interest rate caps the Company purchased in 2013 to limit the interest rate risk from rising LIBOR rates related to the Company’s subordinated debentures issued to capital trusts.  Interest expense on subordinated debentures issued to capital trusts decreased $28,000 due to a decrease in average balances from $30.9 million for the three months ended March 31, 2015 to $25.8 million during the three months ended March 31, 2016.  The average balance decreased because the Company redeemed $5.0 million of its subordinated debentures during the three months ended September 30, 2015.  The remaining debentures are variable-rate debentures which bear interest at an average rate of three-month LIBOR plus 1.60%, adjusting quarterly.  The average interest rate will continue to be higher than this until the third quarter of 2017 as a result of the amortization of the cost of the interest rate cap.

Net Interest Income

Net interest income for the three months ended March 31, 2016 decreased $3.0 million to $41.1 million compared to $44.1 million for the three months ended March 31, 2015.  Net interest margin was 4.26% in the three months ended March 31, 2016, compared to 4.82% in the three months ended March 31, 2015, a decrease of 56 basis points, or 11.6%.  In both three month periods, the Company’s margin was positively impacted by the increases in expected cash flows to be received from the FDIC-acquired loan pools and the resulting increase to accretable yield which were previously discussed in Note 7 of the Notes to Consolidated Financial Statements.  The positive impact of these changes in the three months ended March 31, 2016 and 2015 were increases in interest income of $5.4 million and $9.0 million, respectively, and increases in net interest margin of 56 basis points and 98 basis points, respectively.  Excluding the positive impact of the additional yield accretion, net interest margin decreased 14 basis points when compared to the year-ago quarter.  The decrease was primarily due to the prior year three month period interest recovery discussed above, as well as a decrease in the average interest rate on loans (primarily due to decreased interest income on loans acquired in FDIC-assisted transactions) and an increase in the average interest rate on deposits and other borrowings.

The Company's overall average interest rate spread decreased 57 basis points, or 12.0%, from 4.73% during the three months ended March 31, 2015, to 4.16% during the three months ended March 31, 2016.  The decrease was due to a 49 basis point decrease in the weighted average yield on interest-earning assets and an eight basis point increase in the weighted average rate paid on interest-bearing liabilities. In comparing the two periods, the yield on loans decreased 87 basis points while the yield on investment securities and other interest-earning assets increased 60 basis points. The rate paid on deposits increased eight basis points, the rate paid on FHLBank advances increased 11 basis points, the rate paid on short-term borrowings and repurchase agreements increased 12 basis points, and the rate paid on subordinated debentures issued to capital trusts increased 73 basis points.

For additional information on net interest income components, refer to the "Average Balances, Interest Rates and Yields" table in this Quarterly Report on Form 10-Q.

Provision for Loan Losses and Allowance for Loan Losses

Management records a provision for loan losses in an amount it believes sufficient to result in an allowance for loan losses that will cover current net charge-offs as well as risks believed to be inherent in the Company’s loan portfolio. The amount of provision charged against current income is based on several factors, including, but not limited to, past loss experience, current portfolio mix, actual and potential losses identified in the loan portfolio, economic conditions, and internal as well as external reviews.  However, the levels of non-performing assets, potential problem loans, loan loss provisions and net charge-offs fluctuate from period to period and are difficult to predict.

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

The provision for loan losses for the three months ended March 31, 2016, increased $801,000 to $2.1 million when compared with the three months ended March 31, 2015.  At March 31, 2016, the allowance for loan losses was $37.0 million, a decrease of $1.1 million from December 31, 2015.  Total net charge-offs were $3.2 million and $664,000 for the three months ended March 31, 2016, and 2015, respectively.  Four relationships make up $2.2 million of the net charge-off total for the three months ended March 31, 2016, and such amount was substantially provided for in the allowance for loan losses at December 31, 2015.  General market conditions and unique circumstances related to individual borrowers and projects also contributed to the level of provisions and charge-offs.  As properties were categorized as potential problem loans, non-performing loans or foreclosed assets, evaluations were made of the values of these assets with corresponding charge-offs as appropriate.

At March 31, 2016, except for those loans acquired in the TeamBank and Vantus Bank transactions for which the loss sharing agreements had then ended (i.e., non-single family real estate loans), loans acquired in the 2009, 2011 and 2012 FDIC-assisted transactions were covered by loss sharing agreements between the FDIC and Great Southern Bank which afford Great Southern Bank at least 80% protection from losses in the acquired portfolio of loans.  The FDIC loss sharing agreements are subject to limitations on the types of losses covered and the length of time losses are covered and are conditioned upon the Bank complying with its requirements in the agreements with the FDIC.  These limitations are described in detail in Note 7 of the accompanying Notes to the Financial Statements.  These acquired loans were grouped into pools based on common characteristics and were recorded at their estimated fair values, which incorporated estimated credit losses at the acquisition dates.  These loan pools are systematically reviewed by the Company to determine the risk of losses that may exceed those identified at the time of the acquisition.  Techniques used in determining risk of loss are similar to those used to determine the risk of loss for the legacy Great Southern Bank portfolio, with most focus being placed on those loan pools which include the larger loan relationships and those loan pools which exhibit higher risk characteristics.  Review of the acquired loan portfolio also includes meetings with customers, review of financial information and collateral valuations to determine if any additional losses are apparent.  Former Valley Bank loans, which were also acquired in an FDIC-assisted transaction, are accounted for in pools and were recorded at their fair value at the time of the acquisition; therefore, these loan pools are analyzed rather than the individual loans.

The allowance for loan losses as a percentage of total loans, excluding loans covered by the FDIC loss sharing agreements, was 1.10% and 1.20% at March 31, 2016 and December 31, 2015, respectively. Management considers the allowance for loan losses adequate to cover losses inherent in the Company’s loan portfolio at March 31, 2016, based on recent reviews of the Company’s loan portfolio and current economic conditions. If economic conditions were to deteriorate or management’s assessment of the loan portfolio were to change, it is possible that additional loan loss provisions would be required, thereby adversely affecting future results of operations and financial condition.

Non-performing Assets

Former TeamBank, Vantus Bank, Sun Security Bank and InterBank non-performing assets, including foreclosed assets and potential problem loans, are not included in the totals or in the discussion of non-performing loans, potential problem loans and foreclosed assets below as they are, or were, subject to loss sharing agreements with the FDIC, which cover at least 80% of principal losses that may be incurred in these portfolios for the applicable terms under the agreements.  At March 31, 2016, there were no material non-performing assets that were previously covered, and are now not covered, under the TeamBank or Vantus Bank non-single-family loss sharing agreements.  In addition, FDIC-supported TeamBank, Vantus Bank, Sun Security Bank and InterBank assets were initially recorded at their estimated fair values as of their acquisition dates of March 20, 2009, September 4, 2009, October 7, 2011 and April 27, 2012, respectively.  The overall performance of the FDIC-covered loan pools acquired in 2009, 2011 and 2012 has been better than original expectations as of the acquisition dates.  Former Valley Bank loans are also excluded from the totals and the discussion of non-performing loans, potential problem loans and foreclosed assets below, although they are not covered by a loss sharing agreement.  Former Valley Bank loans are accounted for in pools and were recorded at their fair value at the time of the acquisition; therefore, these loan pools are analyzed rather than the individual loans.

The loss sharing agreement for the non-single-family portion of the loans acquired in the TeamBank transaction ended on March 31, 2014. Any additional losses in that non-single-family portfolio are not eligible for loss sharing coverage. At this time, the Company does not expect any material losses in this non-single-family loan portfolio, which totaled $15.3 million, net of discounts, at March 31, 2016.
The loss sharing agreement for the non-single-family portion of the loans acquired in the Vantus Bank transaction ended on September 30, 2014. Any additional losses in that non-single-family portfolio are not eligible for loss sharing coverage. At this time, the Company does not expect any material losses in this non-single-family loan portfolio, which totaled $16.4 million, net of discounts, at March 31, 2016.
Loss sharing coverage for the single family portion of the loans acquired in the Tame Bank and Vantus Bank transaction ended on April 26, 2016 pursuant to the agreement entered into with the FDIC on that date to termination the loss sharing agreements for the Team Bank, Vantus Bank and Sun Security Bank transactions.
As a result of changes in balances and composition of the loan portfolio, changes in economic and market conditions that occur from time to time and other factors specific to a borrower’s circumstances, the level of non-performing assets will fluctuate.
Non-performing assets, excluding FDIC-covered non-performing assets and other FDIC-assisted acquired assets, at March 31, 2016, were $43.0 million, a decrease of $963,000 from $44.0 million at December 31, 2015.  Non-performing assets, excluding FDIC-covered non-performing assets and other FDIC-assisted acquired assets, as a percentage of total assets, were 1.00% at March 31, 2016, compared to 1.07% at December 31, 2015.

Compared to December 31, 2015, non-performing loans decreased $3.3 million to $13.3 million at March 31, 2016, and foreclosed assets increased $2.2 million to $29.6 million at March 31, 2016.  Non-performing commercial real estate loans comprised $9.8 million, or 73.3%, of the total $13.3 million of non-performing loans at March 31, 2016, a decrease of $3.7 million from December 31, 2015.  The majority of the decrease in the commercial real estate category was due to relationships which were transferred to foreclosed assets and relationships which were charged down.  These relationships are discussed below.  Non-performing one-to four-family residential loans comprised $1.6 million, or 11.7%, of the total non-performing loans at March 31, 2016, an increase of $208,000 from December 31, 2015.  Non-performing consumer loans increased $277,000 in the three months ended March 31, 2016, and were $1.6 million, or 11.8%, of total non-performing loans at March 31, 2016.

Non-performing Loans.  Activity in the non-performing loans category during the three months ended March 31, 2016 was as follows:

	Beginning Balance, January 1	Additions to Non- Performing	Removed from Non- Performing	Transfers to Potential Problem Loans	Transfers to Foreclosed Assets	Charge- Offs	Payments	Ending Balance, March 31
	(In Thousands)
One- to four-family construction	$—	$—	$—	$—	$—	$—	$—	$—
Subdivision construction	—	143	—	—	—	—	—	143
Land development	139	—	—	—	—	(30)	(3)	106
Commercial construction	—	—	—	—	—	—	—	—
One- to four-family residential	1,357	454	(18)	(44)	(33)	(97)	(54)	1,565
Other residential	—	—	—	—	—	—	—	—
Commercial real estate	13,488	1,674	—	—	(3,466)	(1,917)	—	9,779
Commercial business	288	—	—	(78)	—	—	(29)	181
Consumer	1,297	962	(37)	(13)	(127)	(161)	(347)	1,574

Total	$16,569	$3,233	$(55)	$(135)	$(3,626)	$(2,205)	$(433)	$13,348

At March 31, 2016, the non-performing commercial real estate category included nine loans, two of which were added during the current period, and are part of the one relationship which was transferred from potential problem loans.  The largest relationship in this category, which was transferred from potential problem loans to non-performing loans during the three months ended December 31, 2015, totaled $6.5 million, or 66.5% of the total category, and is collateralized by three operating long-term health care facilities in Missouri.  A receiver was appointed to manage and stabilize the facilities.  Approximately $600,000 in charge-offs were taken on this relationship during the three months ended March 31, 2016.  During the period, $3.1 million of the transfers to foreclosed assets in the commercial real estate category and approximately $670,000 of the charge-offs were related to one relationship.  The property is in the Branson, Mo., area, and includes a lakefront resort, marina and related amenities, condominiums and lots.  The non-performing one- to four-family residential category included 31 loans, 12 of which were added during the current period.  The consumer category of non-performing loans  increased $277,000 during the period and consists of 122 loans.

Potential Problem Loans.  Compared to December 31, 2015, potential problem loans increased $2.0 million, or 15.3%.  This increase was due to the addition of $3.7 million of loans to potential problem loans, partially offset by $1.2 million in loans transferred to the non-performing category, $382,000 in charge-offs, $80,000 in loans being removed from potential problem loans due to improvements in the credits and $48,000 in payments from customers.  Potential problem loans are loans which management has identified through routine internal review procedures as having possible credit problems that may cause the borrowers difficulty in complying with the current repayment terms.  These loans are not reflected in non-performing assets, but are considered in determining the adequacy of the allowance for loan losses.  Activity in the potential problem loans category during the three months ended March 31, 2016, was as follows:

	Beginning Balance, January 1	Additions to Potential Problem	Removed from Potential Problem	Transfers to Non- Performing	Transfers to Foreclosed Assets	Charge- Offs	Payments	Ending Balance, March 31
	(In Thousands)
One- to four-family construction	$—	$—	$—	$—	$—	$—	$—	$—
Subdivision construction	576	—	—	(143)	—	—	(4)	429
Land development	3,842	—	—	—	—	—	—	3,842
Commercial construction	—	—	—	—	—	—	—	—
One- to four-family residential	844	—	—	(60)	—	—	(8)	776
Other residential	1,956	—	—	—	—	—	(24)	1,932
Commercial real estate	5,286	3,524	—	(1,011)	—	(382)	(6)	7,411
Commercial business	181	78	(80)	—	—	—	(6)	173
Consumer	134	86	—	(2)	—	—	—	218

Total	$12,819	$3,688	$(80)	$(1,216)	$—	$(382)	$(48)	$14,781

At March 31, 2016, the commercial real estate category of potential problem loans included 10 loans, two of which were added during the current period.  The largest relationship in this category, which was made up of five loans which were added during the three months ended December 31, 2015, had a balance of $2.9 million, or 39.8% of the total category, and is collateralized by various properties in the Branson Mo., area, including commercial buildings, commercial land, residential lots and undeveloped land with clubhouse and amenities and entertainment attractions.  The second largest relationship in this category, which was added during the current period, totaled $2.2 million, or 30.0% of the category, and is collateralized by a hotel located in the western United States.  The charge-offs and the transfers to non-performing in the commercial real estate category were related to one relationship, which was discussed above in the non-performing loans section.  The land development category of potential problem loans included one loan, which was added during a previous period and is collateralized by property in the Branson, Mo., area.  The other residential category of potential problem loans included one loan which was added in a previous period, and is collateralized by properties located in the Branson, Mo., area.  This loan was also to the same borrower that was referenced above in the land development category.

Foreclosed Assets.  Of the total $39.5 million of other real estate owned at March 31, 2016, $1.9 million represents the fair value of foreclosed assets covered by FDIC loss sharing agreements, $417,000 represents the fair value of foreclosed assets previously covered by FDIC loss sharing agreements, $1.1 million represents the fair value of foreclosed assets acquired related to Valley Bank and not covered by a loss sharing agreement, $19,000 represents other assets related to acquired loans and $6.5 million represents properties which were not acquired through foreclosure. The loss share covered and non-covered foreclosed and other assets acquired in the FDIC-assisted transactions and the properties not acquired through foreclosure are not included in the following table and discussion of foreclosed assets.  Because additions of foreclosed properties were more than sales, total foreclosed assets increased.  Activity in foreclosed assets during the three months ended March 31, 2016, was as follows:

	Beginning Balance, January 1	Additions	Sales	Capitalized Costs	Write- Downs	Ending Balance, March 31
	(In Thousands)
One- to four-family construction	$—	$—	$—	$—	$—	$—
Subdivision construction	7,016	—	(195)	—	—	6,821
Land development	12,133	—	(656)	—	—	11,477
Commercial construction	—	—	—	—	—	—
One- to four-family residential	1,375	33	(2)	—	—	1,406
Other residential	2,150	—	(188)	—	—	1,962
Commercial real estate	3,608	3,296	—	—	(370)	6,534
Commercial business	—	—	—	—	—	—
Consumer	1,109	2,025	(1,648)	—	(37)	1,449

Total	$27,391	$5,354	$(2,689)	$—	$(407)	$29,649

At March 31, 2016, the land development category of foreclosed assets included 26 properties, the largest of which was located in northwest Arkansas and had a balance of $1.4 million, or 12.0% of the total category.  Of the total dollar amount in the land development category of foreclosed assets, 32.9% and 37.1% was located in northwest Arkansas and in the Branson, Mo., area, respectively, including the largest property previously mentioned.  The subdivision construction category of foreclosed assets included 25 properties, the largest of which was located in the Springfield, Mo. metropolitan area and had a balance of $1.2 million, or 18.1% of the total category.  Of the total dollar amount in the subdivision construction category of foreclosed assets, 30.3% and 18.1% is located in Branson, Mo. and Springfield, Mo., respectively.  The commercial real estate category of foreclosed assets included 10 properties, two of which were added during the current period.  The largest property in the commercial real estate category of foreclosed assets, which was added during the current period, totaled $2.9 million, or 44.4% of the total category.  This property is in the Branson, Mo., area, and includes a lakefront resort, marina and related amenities, condominiums and lots, and was included in non-performing loans at December 31, 2015.  The second largest property in the commercial real estate category of foreclosed assets, which was located in southeast Missouri and was added during the three months ended March 31, 2015, totaled $2.0 million, or 30.9% of the total category.  The other residential category of foreclosed assets included 10 properties, nine of which were part of the same condominium community, located in Branson, Mo. and had a balance of $1.6 million, or 82.2% of the total category.  The one-to four-family residential category of foreclosed assets included eight properties, of which the largest relationship, with two properties in the Southwest Missouri area, had a balance of $554,000, or 39.4%

of the total category.  Of the total dollar amount in the one-to- four-family category of foreclosed assets, 37.3% is located in Branson, Mo.

Non-interest Income

For the three months ended March 31, 2016, non-interest income increased $5.0 million to $5.0 million when compared to the three months ended March 31, 2016, primarily as a result of the following increases and decreases:

Amortization of income related to business acquisitions:  The net amortization expense related to business acquisitions was $3.3 million for the three months ended March 31, 2016, compared to $6.9 million for the three months ended March 31, 2015.  The amortization expense for the three months ended March 31, 2016, consisted of the following items:  $2.3 million of amortization expense related to the changes in cash flows expected to be collected from the FDIC-covered loan portfolios, $584,000 of impairment to certain indemnification assets and $344,000 of amortization of the clawback liability.  The impairment of the indemnification asset was recorded due to the expected loss on the FDIC loss share termination agreements discussed previously.  Partially offsetting the expense was income from the accretion of the discount related to the indemnification assets for the Sun Security Bank and InterBank acquisitions of $231,000.

Other income:  Other income increased $718,000 compared to the prior year period.  The increase was primarily due to a $257,000 gain recognized on the sale of the Thayer, Mo., branch and deposits during the 2016 period and a $110,000 gain recognized on the sale of the Buffalo, Mo., branch and deposits during the 2016 period.  In addition, a gain of $238,000 was recognized on sales of fixed assets unrelated to the branch sales.

Service charges and ATM fees:  Service charges and ATM fees increased $635,000 compared to the prior year period, primarily due to the additional accounts acquired in the Fifth Third Bank transaction in January 2016, which had high levels of debit card activity.

Late charges and fees on loans:  Late charges and fees on loans increased $228,000 compared to the prior year period.  The increase was primarily due to increased fees on loan payoffs compared to the prior year period.

Gains on sales of single-family loans: Gains on sales of single-family loans decreased $108,000 compared to the prior year period.  This decrease was due to a decrease in originations of fixed-rate loans in the 2016 period compared to the 2015 period.  Fixed rate single-family loans originated are generally subsequently sold in the secondary market.

Non-interest Expense

For the three months ended March 31, 2016, non-interest expense increased $3.7 million to $30.9 million when compared to the three months ended March 31, 2015, primarily as a result of the following items:

Fifth Third Bank branch acquisition expenses:  The Company incurred approximately $1.3 million of additional expenses during the three months ended March 31, 2016, related to the acquisition of certain branches of Fifth Third Bank.  Those expenses included approximately $119,000 of compensation expense, approximately $319,000 of legal, audit and other professional fees expense, approximately $279,000 of computer license and support expense, approximately $436,000 in charges to replace former Fifth Third Bank customer checks with Great Southern Bank checks, and approximately $76,000 of travel, meals and other expenses related to the transaction and similar costs incurred during the quarter.

Salaries and employee benefits:  Salaries and employee benefits increased $786,000 over the prior year period.  $119,000 of the increase was net salary and retention bonus and other compensation expenses paid as part of the Fifth Third branch acquisition.  In addition, salaries increased due to the additional employee costs related to the acquired branches, which is partially offset by the previously announced closure or sale of 16 banking centers.  The remaining increase is due to increased staffing due to growth in lending and other operational areas.

Net occupancy expense:  Net occupancy expense increased $788,000 in the three months ended March 31, 2016 compared to the same period in 2015.  Expenses as part of the Fifth Third banking centers accounted for $279,000 of the increase.  In addition, the Company had increased computer license and support costs of $247,000 in the current year quarter.  The remainder of the increase was approximately $175,000 of additional repair and maintenance expenses and increased depreciation expense.

Expense on foreclosed assets:  Expense on foreclosed assets increased $526,000 compared to the prior year period primarily due to valuation write-downs of foreclosed assets during the 2016 period totaling approximately $407,000 primarily on two properties, and other expenses related to the maintenance and resolution of foreclosed properties.

The Company’s efficiency ratio for the three months ended March 31, 2016, was 67.08% compared to 61.82% for the same period in 2015.  The increase in the ratio in the 2016 three month period was primarily due to the increase in non-interest expense and the decrease in net interest income, partially offset by the increase in non-interest income.  The Company’s ratio of non-interest expense to average assets increased from 2.67% for the three months ended March 31, 2015, to 2.93% for the three months ended March 31, 2016.  The increase in the current three month period ratio was due to the increase in non-interest expense, partially offset by the increase in average assets in the 2016 period compared to the 2015 period.  Average assets for the three months ended March 31, 2016, increased $151.7 million, or 3.7%, from the three months ended March 31, 2015, primarily due to assets acquired in the Fifth Third Bank transaction and organic loan growth, partially offset by decreases in investment securities and other interest-earning assets.

Provision for Income Taxes

For the three months ended March 31, 2016 and 2015, the Company's effective tax rate was 25.1% and 25.0%, respectively, which was lower than the statutory federal tax rate of 35%, due primarily to the utilization of certain investment tax credits and to tax-exempt investments and tax-exempt loans which reduced the Company’s effective tax rate.  In future periods, the Company expects its effective tax rate typically will be 24-26% of pre-tax net income, assuming it continues to maintain or increase its use of investment tax credits. The Company’s effective tax rate may fluctuate as it is impacted by the level and timing of the Company’s utilization of tax credits and the level of tax-exempt investments and loans and the overall level of pretax income.

Average Balances, Interest Rates and Yields

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. Average balances of loans receivable include the average balances of non-accrual loans for each period. Interest income on loans includes interest received on non-accrual loans on a cash basis.  Interest income on loans includes the amortization of net loan fees which were deferred in accordance with accounting standards.  Fees included in interest income were $1.2 million and $953,000 for the three months ended March 31, 2016 and 2015, respectively.  Tax-exempt income was not calculated on a tax equivalent basis. The table does not reflect any effect of income taxes.

	March 31, 2016(2)	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
		(Dollars in thousands)
Interest-earning assets:
Loans receivable: (1)
One- to four-family residential	4.25%	$535,652	$7,604	5.71%	$462,704	$9,910	8.69%
Other residential	4.31	442,029	5,676	5.16	425,960	5,629	5.36
Commercial real estate	4.29	1,078,321	12,613	4.70	1,035,289	12,677	4.97
Construction	3.67	412,526	4,827	4.71	319,136	3,736	4.75
Commercial business	4.40	321,666	4,278	5.35	324,153	5,235	6.55
Other loans	5.46	666,068	8,488	5.13	527,245	8,156	6.27
Industrial revenue bonds	5.31	40,062	562	5.65	44,079	606	5.58

Total loans receivable	4.58	3,496,324	44,048	5.07	3,138,566	45,949	5.94

Investment securities(1)	3.05	272,415	1,559	2.30	370,311	1,883	2.06
Other interest-earning assets	0.25	109,645	139	0.51	207,043	74	0.15

Total interest-earning assets	4.35	3,878,384	45,746	4.74	3,715,920	47,906	5.23
Non-interest-earning assets:
Cash and cash equivalents		103,918			103,964
Other non-earning assets		243,586			254,288
Total assets		$4,225,888			$4,074,172

Interest-bearing liabilities:
Interest-bearing demand and savings	0.25	$1,474,103	905	0.25	$1,432,061	722	0.20
Time deposits	0.94	1,319,434	3,029	0.92	1,189,403	2,440	0.83
Total deposits	0.56	2,793,537	3,934	0.57	2,621,464	3,162	0.49
Short-term borrowings and structured repurchase agreements	0.25	204,906	81	0.16	224,708	21	0.04
Subordinated debentures issued to capital trusts	2.22	25,774	174	2.71	30,929	151	1.98
FHLBank advances	3.30	179,652	438	0.98	207,784	447	0.87

Total interest-bearing liabilities	0.57	3,203,869	4,627	0.58	3,084,885	3,781	0.50
Non-interest-bearing liabilities:
Demand deposits		589,103			537,651
Other liabilities		27,499			24,642
Total liabilities		3,820,471			3,647,178
Stockholders’ equity		405,417			426,994
Total liabilities and stockholders’ equity		$4,225,888			$4,074,172

Net interest income:
Interest rate spread	3.78%		$41,119	4.16%		$44,125	4.73%
Net interest margin*				4.26%			4.82%
Average interest-earning assets to average interest-bearing liabilities		121.1%			120.5%

_____________________
*	Defined as the Company’s net interest income divided by total interest-earning assets.

(1)
Of the total average balances of investment securities, average tax-exempt investment securities were $75.7 million and $83.8 million for the three months ended March 31, 2016 and 2015, respectively. In addition, average tax-exempt loans and industrial revenue bonds were $34.5 million and $37.0 million for the three months ended March 31, 2016 and 2015, respectively. Interest income on tax-exempt assets included in this table was $1.1 million and $1.3 million for the three months ended March 31, 2016 and 2015, respectively. Interest income net of disallowed interest expense related to tax-exempt assets was $1.0 million and $1.3 million for the three months ended March 31, 2016 and 2015, respectively.

(2)
The yield on loans at March 31, 2016 does not include the impact of the accretable yield (income) on loans acquired in the FDIC-assisted transactions.  See “Net Interest Income” for a discussion of the effect on results of operations for the three months ended March 31, 2016.

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

	Three Months Ended March 31,
	2016 vs. 2015
	Increase (Decrease) Due to

			Total Increase (Decrease)
	Rate	Volume
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$(7,011)	$5,110	$(1,901)
Investment securities	208	(532)	(324)
Other interest-earning assets	116	(51)	65
Total interest-earning assets	(6,687)	4,527	(2,160)
Interest-bearing liabilities:
Demand deposits	163	20	183
Time deposits	295	294	589
Total deposits	458	314	772
Short-term borrowings	62	(2)	60
Subordinated debentures issued to capital trust	51	(28)	23
FHLBank advances	54	(63)	(9)
Total interest-bearing liabilities	625	221	846
Net interest income	$(7,312)	$4,306	$(3,006)

Liquidity

Liquidity is a measure of the Company's ability to generate sufficient cash to meet present and future financial obligations in a timely manner through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. These obligations include the credit needs of customers, funding deposit withdrawals, and the day-to-day operations of the Company. Liquid assets include cash, interest-bearing deposits with financial institutions and certain investment securities and loans. As a result of the Company’s management of the ability to generate liquidity primarily through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors' requirements and meet its customers’ credit needs. At March 31, 2016, the Company had commitments of approximately $242.1 million to fund loan originations, $596.3 million of unused lines of credit and unadvanced loans, and $32.7 million of outstanding letters of credit.

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

At March 31, 2016, the Company had these available secured lines and on-balance sheet liquidity:

Federal Home Loan Bank line	$512.7 million
Federal Reserve Bank line	$602.9 million
Cash and cash equivalents	$221.7 million
Unpledged securities	$62.9 million

Statements of Cash Flows. During both the three months ended March 31, 2016 and 2015, the Company had positive cash flows from operating activities.  Cash flows from investing activities were positive for the three months ended March 31, 2016 and were negative for the three months ended March 31, 2015.  Cash flows from financing activities were negative for the three months ended March 31, 2016 and were positive for the three months ended March 31, 2015.

Cash flows from operating activities for the periods covered by the Statements of Cash Flows have been primarily related to changes in accrued and deferred assets, credits and other liabilities, the provision for loan losses, depreciation, impairments of investment securities, gains on sales of investment securities and the amortization of deferred loan origination fees and discounts (premiums) on loans and investments, all of which are non-cash or non-operating adjustments to operating cash flows. Net income adjusted for non-cash and non-operating items and the origination and sale of loans held for sale were the primary source of cash flows from operating activities. Operating activities provided cash flows of $27.6 million and $14.5 million during the three months ended March 31, 2016 and 2015, respectively.

During the three months ended March 31, 2016 investing activities provided cash of $4.2 million, primarily due to the net increase in loans for the three-month period and the repayment and sale of investment securities, and due to the Fifth Third Bank transaction.  Investing activities in the 2016 period included cash received of $44.4 million related to business acquisitions.  During the three months ended March 31, 2015 investing activities used cash of $51.7 million, primarily due to the net increase in loans for the three-month period and the repayment and sale and investment securities.

Changes in cash flows from financing activities during the periods covered by the Statements of Cash Flows are due to changes in deposits after interest credited, changes in FHLBank advances and changes in short-term borrowings, as well as dividend payments to stockholders and the exercise of common stock options.  Financing activities used cash of $9.3 million and provided cash of $96.6 million during the three months ended March 31, 2016 and 2015, respectively. Financing activities in the future are expected to primarily include changes in deposits, changes in FHLBank advances, changes in short-term borrowings and dividend payments to stockholders.

Capital Resources

Management continuously reviews the capital position of the Company and the Bank to ensure compliance with minimum regulatory requirements, as well as to explore ways to increase capital either by retained earnings or other means.

At March 31, 2016, the Company's total stockholders' equity and common stockholders’ equity were $405.2 million, or 9.4% of total assets, equivalent to a book value of $29.17 per common share. At December 31, 2015, total stockholders' equity and common stockholders’ equity were $398.2 million, or 9.7% of total assets, equivalent to a book value of $28.67 per common share.

At March 31, 2016, the Company’s tangible common equity to total assets ratio was 9.1%, compared to 9.6% at December 31, 2015. The Company’s tangible common equity to total risk-weighted assets ratio was 10.3% at March 31, 2016, compared to 10.9% at December 31, 2015.

Banks are required to maintain minimum risk-based capital ratios. These ratios compare capital, as defined by the risk-based regulations, to assets adjusted for their relative risk as defined by the regulations. Under current guidelines, which became effective January 1, 2015, banks must have a minimum common equity Tier 1 capital ratio of 4.50% (new requirement), a minimum Tier 1 risk-based capital ratio of 6.00% (increased from 4.00%), a minimum total risk-based capital ratio of 8.00%, and a minimum Tier 1 leverage ratio of 4.00%. To be considered "well capitalized," banks must have a minimum common equity Tier 1 capital ratio of 6.50% (new requirement), a minimum Tier 1 risk-based capital ratio of 8.00% (increased from 6.00%), a minimum total risk-based capital ratio of 10.00%, and a minimum Tier 1 leverage ratio of 5.00%. On March 31, 2016, the Bank's common equity Tier 1 capital ratio was 10.5%, its Tier 1 risk-based capital ratio was 10.5%, its total risk-based capital ratio was 11.5% and its Tier 1 leverage ratio was 9.5%. As a result, as of March 31, 2016, the Bank was well capitalized, with capital ratios in excess of those required to qualify as such.

The Federal Reserve Board has established capital regulations for bank holding companies that generally parallel the capital regulations for banks. On March 31, 2016, the Company's common equity Tier 1 capital ratio was 10.4%, its Tier 1 risk-based capital ratio was 11.1%, its total risk-based capital ratio was 12.0% and its Tier 1 leverage ratio was 9.9%. To be considered well capitalized, a bank holding company must have a Tier 1 risk-based capital ratio of at least 6.00% and a total risk-based capital ratio of at least 10.00%.  As of March 31, 2016, the Company was considered well capitalized, with capital ratios in excess of those required to qualify as such.

In addition to the minimum common equity Tier 1 capital ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio, the Company and the Bank will have to maintain a capital conservation buffer consisting of additional common equity Tier 1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses.  The new capital conservation buffer requirement is being phased in beginning on January 1, 2016 when a buffer greater than 0.625% of risk-weighted assets is required, which amount will increase each year until the buffer requirement of greater than 2.5% of risk-weighted assets is fully implemented on January 1, 2019.

For additional information, see “Item 1. Business—Government Supervision and Regulation-Capital” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

On August 18, 2011, the Company entered into a Small Business Lending Fund-Securities Purchase Agreement (“Purchase Agreement”) with the Secretary of the Treasury, pursuant to which the Company sold 57,943 shares of the Company’s Senior Non-Cumulative Perpetual Preferred Stock, Series A (the “SBLF Preferred Stock”), to the Secretary of the Treasury for a purchase price of $57,943,000.  The SBLF Preferred Stock was issued pursuant to Treasury’s SBLF program, a $30 billion fund established under the Small Business Jobs Act of 2010 that was created to encourage lending to small businesses by providing Tier 1 capital to qualified community banks and holding companies with assets of less than $10 billion.  As required by the SBLF Purchase Agreement, the proceeds from the sale of the SBLF Preferred Stock were used in connection with the redemption of all 58,000 shares of the Company’s preferred stock, issued to the Treasury in December 2008 pursuant to Treasury’s TARP Capital Purchase Program (the “CPP”).  The shares of CPP Preferred Stock were redeemed at their liquidation amount of $1,000 per share plus the accrued but unpaid dividends to the redemption date.

The SBLF Preferred Stock qualified as Tier 1 capital.  The holders of SBLF Preferred Stock were entitled to receive noncumulative dividends, payable quarterly, on each January 1, April 1, July 1 and October 1.  The dividend rate, as a percentage of the liquidation amount, could fluctuate between one percent (1%) and five percent (5%) per annum on a quarterly basis during the first 10 quarters during which the SBLF Preferred Stock was outstanding, based upon changes in the level of “Qualified Small Business Lending” or “QSBL” (as defined in the SBLF Purchase Agreement) by the Bank over the adjusted baseline level calculated under the terms of the SBLF Preferred Stock $(249.7 million).  Based upon the increase in the Bank’s level of QSBL over the adjusted baseline level, the dividend rate had been 1.0%.  For the tenth calendar quarter through four and one-half years after issuance, the dividend rate was fixed at between one percent (1%) and seven percent (7%) based upon the level of qualifying loans.  The Company’s dividend rate was 1.0% during 2015, and was expected to remain at 1% until four and one half years after the issuance, which is March 2016. After four and one half years from issuance, the dividend rate would have increased to 9% (including a quarterly lending incentive fee of 0.5%).

On December 15, 2015, the Company (with the approval of its federal banking regulator) redeemed all 57,943 shares of the SBLF Preferred Stock at their liquidation amount of $1,000 per share plus accrued but unpaid dividends to the redemption date.  The redemption of the SBLF Preferred Stock was completed using internally available funds.

Dividends. During the three months ended March 31, 2016, the Company declared a common stock cash dividend of $0.22 per share, or 31% of net income per diluted common share for that three month period, and paid a common stock cash dividend of $0.22 per share (which was declared in December 2015).  During the three months ended March 31, 2015, the Company declared a common stock cash dividend of $0.20 per share, or 24% of net income per diluted common share for that three month period, and paid a common stock cash dividend of $0.20 per share (which was declared in December 2014).  The Board of Directors meets regularly to consider the level and the timing of dividend payments.  The $0.22 per share dividend declared but unpaid as of March 31, 2016, was paid to stockholders in April 2016.  In addition, the Company paid preferred dividends as described below in prior periods.

While the SBLF Preferred Stock was outstanding, the terms of the SBLF Preferred Stock limited the ability of the Company to pay dividends and repurchase shares of common stock. Under the terms of the SBLF Preferred Stock, no repurchases could be effected, and no dividends could be declared or paid on preferred shares ranking pari passu with the SBLF Preferred Stock, junior preferred shares, or other junior securities (including the common stock) during the current quarter and for the next three quarters following the failure to declare and pay dividends on the SBLF Preferred Stock, except that, in any such quarter in which the dividend is paid, dividend payments on shares ranking pari passu may be paid to the extent necessary to avoid any resulting material covenant breach.

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

Common Stock Repurchases and Issuances. The Company has been in various buy-back programs since May 1990. Our ability to repurchase common stock  was limited, but allowed, under the terms of the SBLF preferred stock as noted above, under “-Dividends” and was previously generally precluded due to our participation in the CPP from December 2008 through August 2011.  During the three months ended March 31, 2016 and 2015, respectively, the Company did not repurchase any shares of its common stock.  During the three months ended March 31, 2016, the Company issued 4,196 shares of stock at an average price of $26.94 per share to cover stock option exercises.  During the three months ended March 31, 2015, the Company issued 18,770 shares of stock at an average price of $22.80 per share to cover stock option exercises.

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

The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained despite fluctuations in prevailing interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time. The difference, or the interest rate repricing "gap," provides an indication of the extent to which an institution's interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities repricing during the same period, and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets during the same period. Generally, during a period of rising interest rates, a negative gap within shorter repricing periods would adversely affect net interest income, while a positive gap within shorter repricing periods would result in an increase in net interest income. During a period of falling interest rates, the opposite would be true. As of March 31, 2016, Great Southern's interest rate risk models indicate that, generally, rising interest rates are expected to have a positive impact on the Company's net interest income, while declining interest rates would have a negative impact on net interest income. We model various interest rate scenarios for rising and falling rates, including both parallel and non-parallel shifts in rates. The results of our modeling indicate that net interest income is not likely to be materially affected either positively or negatively in the first twelve months following a rate change, regardless of any changes in interest rates, because our portfolios are relatively well matched in a twelve-month horizon. The effects of interest rate changes, if any, are expected to be more impacting to net interest income in the 12 to 36 months following a rate change.

As discussed under "General-Net Interest Income and Interest Rate Risk Management," at March 31, 2016 and December 31, 2015, there were $425 million and $424 million, respectively, of adjustable rate loans which were tied to a prime rate of interest which had interest rate floors. In addition, Great Southern had elected to leave its "Great Southern Prime Rate" at 5.00% for those loans that are indexed to "Great Southern Prime" rather than a national prime rate of interest. This rate increased to 5.25% in December 2015.  At March 31, 2016 and December 31, 2015, there were $95 million and $114 million, respectively, of loans indexed to "Great Southern Prime." While these interest rate floors and, to a lesser extent, the utilization of the "Great Southern Prime" rate have helped keep the rate on our loan portfolio higher in this very low interest rate environment, they also reduce the positive effect to our loan rates when market interest rates, specifically the "prime rate," increase. The interest rate on these loans will not increase until the loan floors are reached. Also, a significant portion of our retail certificates of deposit mature in the next twelve months and we expect that they generally will be replaced with new certificates of deposit at similar or slightly higher interest rates to those that are maturing.

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

ITEM 4. CONTROLS AND PROCEDURES

We maintain a system of disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) that is designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate. An evaluation of our disclosure controls and procedures was carried out as of March 31, 2016, under the supervision and with the participation of our principal executive officer, principal financial officer and several other members of our senior management. Our principal executive officer and principal financial officer concluded that, as of March 31, 2016, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the principal executive officer and principal financial officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There were no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) under the Act) that occurred during the quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 15, 2006, the Company's Board of Directors authorized management to repurchase up to 700,000 shares of the Company's outstanding common stock, under a program of open market purchases or privately negotiated transactions. The plan does not have an expiration date.  From the date we issued our CPP Preferred Stock (December 5, 2008) until the date we redeemed it in connection with our issuance of the SBLF Preferred Stock (August 18, 2011), we were generally precluded from purchasing shares of the Company’s stock without the Treasury's consent.  Our participation in the SBLF program did not preclude us from purchasing shares of the Company’s stock, provided that after giving effect to such purchase, (i) the dollar amount of the Company’s Tier 1 capital would be at least equal to the “Tier 1 Dividend Threshold” under the terms of the SBLF Preferred Stock and (ii) full dividends on all outstanding shares of SBLF Preferred Stock for the most recently completed dividend period have been or are contemporaneously declared and paid, as described under “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources.”  The SBLF Preferred Stock was redeemed on December 15, 2015.  Any restrictions related to the SBLF Preferred Stock are no longer applicable.

On April 21, 2014, Great Southern reiterated that it will consider repurchasing its shares of common stock, from time to time in the open market or through privately negotiated transactions, pursuant to its existing repurchase plan.

As indicated below, no shares were purchased during the three months ended March 31, 2016.

	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan(1)

January 1, 2016 – January 31, 2016	—	$—	—	378,562
February 1, 2016 – February 29, 2016	—	—	—	378,562
March 1, 2016 – March 31, 2016	—	—	—	378,562
	—	$—	—

_______________________
(1)	Amount represents the number of shares available to be repurchased under the November 2006 plan as of the last calendar day of the month shown.

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

Great Southern Bancorp, Inc.
Registrant
Date: May 6, 2016	/s/ Joseph W. Turner
Joseph W. Turner President and Chief Executive Officer (Principal Executive Officer)
Date: May 6, 2016	/s/ Rex A. Copeland
Rex A. Copeland Treasurer (Principal Financial and Accounting Officer)

Exhibit No.	EXHIBIT INDEX

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

A description of the current salary and bonus arrangements for 2015 for the Registrant's named executive officers previously filed with the Commission as Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2015 is incorporated herein by reference as Exhibit 10.7.

A description of the current fee arrangements for the Registrant's directors previously filed with the Commission as Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2015 is incorporated herein by reference as Exhibit 10.8.

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

Included in Note 4 to the Consolidated Financial Statements.

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

None.

(101)
Attached as Exhibit 101 are the following financial statements from the Great Southern Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated statements of financial condition, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows and (v) notes to consolidated financial statements.