Form 10-Q
period 2016-06-30
GREAT SOUTHERN BANCORP INC
filed 2016-08-05
CIK 854560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES ACT OF 1934

For the Quarterly Period Ended June 30, 2016

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
Yes /  /   No /X/

The number of shares outstanding of each of the registrant's classes of common stock: 13,911,382 shares of common stock, par value $.01, outstanding at August 2, 2016.

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except number of shares)

	JUNE 30,	DECEMBER 31,
	2016	2015
	(Unaudited)
ASSETS
Cash	$117,130	$115,198
Interest-bearing deposits in other financial institutions	86,574	83,985
Cash and cash equivalents	203,704	199,183
Available-for-sale securities	238,200	262,856
Held-to-maturity securities (fair value $265 – June 2016;
$384 - December 2015)	247	353
Mortgage loans held for sale	13,018	12,261
Loans receivable, net of allowance for loan losses of
$38,133 – June 2016; $38,149 - December 2015	3,655,228	3,340,536
FDIC indemnification asset	16,534	24,082
Interest receivable	11,837	10,930
Prepaid expenses and other assets	47,895	59,322
Other real estate owned, net	34,873	31,893
Premises and equipment, net	142,338	129,655
Goodwill and other intangible assets	13,377	5,758
Investment in Federal Home Loan Bank stock	22,203	15,303
Current and deferred income taxes	9,020	12,057
Total Assets	$4,408,474	$4,104,189

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$3,384,020	$3,268,626
Federal Home Loan Bank advances	31,499	263,546
Securities sold under reverse repurchase agreements with customers	121,818	116,182
Short-term borrowings	401,260	1,295
Subordinated debentures issued to capital trusts	25,774	25,774
Accrued interest payable	1,098	1,080
Advances from borrowers for taxes and insurance	8,376	4,681
Accounts payable and accrued expenses	20,407	24,778
Total Liabilities	3,994,252	3,705,962
Stockholders' Equity:
Capital stock
Serial preferred stock – $.01 par value; authorized 1,000,000 shares; issued and outstanding June 2016 and December 2015 - -0- shares	—	—
Common stock, $.01 par value; authorized 20,000,000 shares; issued and outstanding June 2016 – 13,904,832 shares;
December 2015 - 13,887,932 shares	139	139
Additional paid-in capital	24,896	24,371
Retained earnings	384,450	368,053
Accumulated other comprehensive income	4,737	5,664
Total Stockholders' Equity	414,222	398,227
Total Liabilities and Stockholders' Equity	$4,408,474	$4,104,189

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
	THREE MONTHS ENDED JUNE 30,
	2016	2015
	(Unaudited)
INTEREST INCOME
Loans	$44,078	$43,947
Investment securities and other	1,558	1,787
TOTAL INTEREST INCOME	45,636	45,734
INTEREST EXPENSE
Deposits	4,121	3,133
Federal Home Loan Bank advances	257	416
Short-term borrowings and repurchase agreements	406	16
Subordinated debentures issued to capital trusts	190	160
TOTAL INTEREST EXPENSE	4,974	3,725
NET INTEREST INCOME	40,662	42,009
PROVISION FOR LOAN LOSSES	2,300	1,300
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	38,362	40,709

NON-INTEREST INCOME
Commissions	215	299
Service charges and ATM fees	5,374	5,026
Net realized gains on sales of loans	1,012	1,059
Net realized gains on sales of available-for-sale securities	2,735	—
Late charges and fees on loans	302	762
Gain (loss) on derivative interest rate products	(75)	113
Amortization of income/expense related to business acquisitions	(1,578)	(5,158)
Other income	931	1,356
TOTAL NON-INTEREST INCOME	8,916	3,457

NON-INTEREST EXPENSE
Salaries and employee benefits	15,246	14,606
Net occupancy and equipment expense	6,379	6,115
Postage	957	912
Insurance	1,031	856
Advertising	522	750
Office supplies and printing	395	378
Telephone	904	767
Legal, audit and other professional fees	811	664
Expense on foreclosed assets	874	318
Partnership tax credit investment amortization	420	420
Other operating expenses	2,268	2,163
TOTAL NON-INTEREST EXPENSE	29,807	27,949

INCOME BEFORE INCOME TAXES	17,471	16,217

PROVISION FOR INCOME TAXES	4,937	4,214

NET INCOME	12,534	12,003

Preferred stock dividends	—	145
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$12,534	$11,858

	THREE MONTHS ENDED JUNE 30,
	2016	2015
BASIC EARNINGS PER COMMON SHARE	$0.90	$0.86
DILUTED EARNINGS PER COMMON SHARE	$0.89	$0.85
DIVIDENDS DECLARED PER COMMON SHARE	$0.22	$0.22

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
	SIX MONTHS ENDED JUNE 30,
	2016	2015
	(Unaudited)
INTEREST INCOME
Loans	$88,125	$89,896
Investment securities and other	3,257	3,744
TOTAL INTEREST INCOME	91,382	93,640
INTEREST EXPENSE
Deposits	8,056	6,294
Federal Home Loan Bank advances	696	863
Short-term borrowings and repurchase agreements	487	37
Subordinated debentures issued to capital trusts	363	312
TOTAL INTEREST EXPENSE	9,602	7,506
NET INTEREST INCOME	81,780	86,134
PROVISION FOR LOAN LOSSES	4,401	2,600
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	77,379	83,534

NON-INTEREST INCOME
Commissions	518	580
Service charges and ATM fees	10,653	9,670
Net realized gains on sales of loans	1,845	1,999
Net realized gains on sales of available-for-sale securities	2,738	—
Late charges and fees on loans	879	1,110
Gain (loss) on derivative interest rate products	(237)	20
Amortization of income/expense related to business acquisitions	(4,872)	(12,054)
Other income	2,366	2,074
TOTAL NON-INTEREST INCOME	13,890	3,399

NON-INTEREST EXPENSE
Salaries and employee benefits	30,610	29,183
Net occupancy and equipment expense	13,221	12,169
Postage	1,958	1,801
Insurance	1,983	1,835
Advertising	963	1,182
Office supplies and printing	860	715
Telephone	1,826	1,532
Legal, audit and other professional fees	1,652	1,287
Expense on foreclosed assets	1,785	703
Partnership tax credit investment amortization	840	840
Other operating expenses	5,028	3,942
TOTAL NON-INTEREST EXPENSE	60,726	55,189

INCOME BEFORE INCOME TAXES	30,543	31,744

PROVISION FOR INCOME TAXES	8,216	8,088

NET INCOME	22,327	23,656

Preferred stock dividends	—	290
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$22,327	$23,366

	SIX MONTHS ENDED JUNE 30,
	2016	2015
BASIC EARNINGS PER COMMON SHARE	$1.61	$1.69
DILUTED EARNINGS PER COMMON SHARE	$1.59	$1.67
DIVIDENDS DECLARED PER COMMON SHARE	$0.44	$0.42

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	THREE MONTHS ENDED JUNE 30,
	2016	2015
	(Unaudited)
Net Income	$12,534	$12,003

Unrealized appreciation (depreciation) on available-for-sale securities, net
of taxes (credit) of $439 and $(329), for 2016 and 2015, respectively	770	(968)

Reclassification adjustment for gains included in net income,
net of (taxes) credit of $(993) and $0, for 2016 and 2015, respectively	(1,742)	—

Change in fair value of cash flow hedge, net of taxes (credit) of $8
and $(13), for 2016 and 2015, respectively	14	(9)

Comprehensive Income	$11,576	$11,026

	SIX MONTHS ENDED JUNE 30,
	2016	2015
	(Unaudited)
Net Income	$22,327	$23,656

Unrealized appreciation (depreciation) on available-for-sale securities, net
of taxes (credit) of $475 and $(381), for 2016 and 2015, respectively	833	(1,066)

Reclassification adjustment for gains included in net income,
net of (taxes) credit of $(994) and $0, for 2016 and 2015, respectively	(1,744)	—

Change in fair value of cash flow hedge, net of taxes (credit) of $(9)
and $(66), for 2016 and 2015, respectively	(16)	(105)

Comprehensive Income	$21,400	$22,485

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	SIX MONTHS ENDED JUNE 30,
	2016	2015
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$22,327	$23,656
Proceeds from sales of loans held for sale	70,118	80,302
Originations of loans held for sale	(67,968)	(83,449)
Items not requiring (providing) cash:
Depreciation	5,012	4,596
Amortization	1,873	1,715
Compensation expense for stock option grants	232	263
Provision for loan losses	4,401	2,600
Net gains on loan sales	(1,845)	(1,999)
Net realized gains on sale of available-for-sale securities	(2,738)	—
Net gains on sale of premises and equipment	(242)	(631)
Net (gain) loss on sale of foreclosed assets	67	(489)
Gain on sale of business units	(368)	—
Amortization of deferred income, premiums, discounts and other	4,940	5,473
(Gain) loss on derivative interest rate products	237	(20)
Deferred income taxes	(2,736)	(6,209)
Changes in:
Interest receivable	(497)	(87)
Prepaid expenses and other assets	17,647	4,566
Accrued expenses and other liabilities	(7,294)	5,926
Income taxes refundable/payable	6,403	2,093
Net cash provided by operating activities	49,569	38,306
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(102,951)	(121,360)
Purchase of loans	(68,676)	(44,194)
Cash received from purchase of additional business units	44,363	—
Cash received from FDIC loss sharing reimbursements	270	1,490
Cash paid for sale of business units	(17,821)	—
Purchase of premises and equipment	(5,823)	(8,655)
Proceeds from sale of premises and equipment	770	1,904
Proceeds from sale of foreclosed assets	12,796	11,111
Capitalized costs on foreclosed assets	(20)	(20)
Proceeds from sales of available-for-sale securities	23,900	—
Proceeds from maturing securities	—	110
Proceeds from called securities	6,956	5,143
Principal reductions on mortgage-backed securities	15,830	32,448
Purchase of available-for-sale securities	(24,858)	(1,410)
Redemption (purchase) of Federal Home Loan Bank stock	(6,900)	4,288
Net cash used in investing activities	(122,164)	(119,145)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in certificates of deposit	(21,528)	167,179
Net increase (decrease) in checking and savings deposits	(72,984)	38,601
Proceeds from Federal Home Loan Bank advances	1,793,000	3,316,500
Repayments of Federal Home Loan Bank advances	(2,025,035)	(3,394,532)
Net increase in short-term borrowings	405,601	5,964
Advances from borrowers for taxes and insurance	3,695	2,336
Dividends paid	(6,111)	(5,796)
Stock options exercised	478	1,168
Net cash provided by financing activities	77,116	131,420
INCREASE IN CASH AND CASH EQUIVALENTS	4,521	50,581
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	199,183	218,647
CASH AND CASH EQUIVALENTS, END OF PERIOD	$203,704	$269,228
See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Great Southern Bancorp, Inc. (the "Company" or "Great Southern") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The financial statements presented herein reflect all adjustments which are, in the opinion of management, necessary to fairly present the financial condition, results of operations and cash flows of the Company for the periods presented. Those adjustments consist only of normal recurring adjustments. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the full year. The consolidated statement of financial condition of the Company as of December 31, 2015, has been derived from the audited consolidated statement of financial condition of the Company as of that date.  Certain prior period amounts have been reclassified to conform to the current period presentation.  These reclassifications had no effect on net income.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326).  The Update amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. This update affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash.  For public companies, the update is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. All entities may adopt the amendments in this update earlier as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. An entity will apply the amendments in this update on a modified retrospective basis, through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company is currently assessing the impact that this guidance will have on its consolidated financial statements.

NOTE 4: EARNINGS PER SHARE
	Three Months Ended June 30,
	2016	2015
	(In Thousands, Except Per Share Data)
Basic:
Average shares outstanding	13,899	13,790
Net income available to common stockholders	$12,534	$11,858
Per common share amount	$0.90	$0.86

Diluted:
Average shares outstanding	13,899	13,790
Net effect of dilutive stock options – based on the treasury
stock method using average market price	121	189
Diluted shares	14,020	13,979
Net income available to common stockholders	$12,534	$11,858
Per common share amount	$0.89	$0.85

	Six Months Ended June 30,
	2016	2015
	(In Thousands, Except Per Share Data)
Basic:
Average shares outstanding	13,900	13,790
Net income available to common stockholders	$22,327	$23,366
Per common share amount	$1.61	$1.69

Diluted:
Average shares outstanding	13,900	13,790
Net effect of dilutive stock options – based on the treasury
stock method using average market price	124	189
Diluted shares	14,024	13,979
Net income available to common stockholders	$22,327	$23,366
Per common share amount	$1.59	$1.67

Options outstanding at June 30, 2016 and 2015, to purchase 125,150 and 12,750 shares of common stock, respectively, were not included in the computation of diluted earnings per common share for each of the three and six month periods because the exercise prices of such options were greater than the average market prices of the common stock for the three and six months ended June 30, 2016 and 2015, respectively.

NOTE 5: INVESTMENT SECURITIES

	June 30, 2016
		Gross	Gross		Tax
	Amortized	Unrealized	Unrealized	Fair	Equivalent
	Cost	Gains	Losses	Value	Yield
	(In Thousands)

AVAILABLE-FOR-SALE SECURITIES:
U.S. government agencies	$20,000	$19	$—	$20,019	2.00%
Mortgage-backed securities	144,300	2,077	24	146,353	1.93
States and political subdivisions	66,049	5,779	—	71,828	5.68
	$230,349	$7,875	$24	$238,200	3.01%

HELD-TO-MATURITY SECURITIES:
States and political subdivisions	$247	$18	$—	$265	7.36%

	December 31, 2015
		Gross	Gross		Tax
	Amortized	Unrealized	Unrealized	Fair	Equivalent
	Cost	Gains	Losses	Value	Yield
	(In Thousands)

AVAILABLE-FOR-SALE SECURITIES:
U.S. government agencies	$20,000	$—	$219	$19,781	2.00%
Mortgage-backed securities	159,777	2,038	601	161,214	2.09
States and political subdivisions	72,951	5,081	1	78,031	5.71
Other securities	847	2,983	—	3,830	—
	$253,575	$10,102	$821	$262,856	3.12%

HELD-TO-MATURITY SECURITIES:
States and political subdivisions	$353	$31	$—	$384	7.37%

The amortized cost and fair value of available-for-sale securities at June 30, 2016, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In Thousands)

One year or less	$—	$—
After one through five years	626	646
After five through ten years	7,020	7,326
After ten years	78,403	83,875
Securities not due on a single maturity date	144,300	146,353

	$230,349	$238,200

The held-to-maturity securities at June 30, 2016, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In Thousands)

After one through five years	$247	$265

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at June 30, 2016 and December 31, 2015, respectively, was approximately $20.0 million and $76.0 million, which is approximately 8.4% and 28.9% of the Company’s combined available-for-sale and held-to-maturity investment portfolio, respectively.

Based on an evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these debt securities below their historical cost are temporary at June 30, 2016.

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2016 and December 31, 2015:

June 30, 2016
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
(In Thousands)

Mortgage-backed securities	$16,239	$(22)	$3,792	$(2)	$20,031	$(24)

	December 31, 2015
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)

U.S. government agencies	$20,000	(219)	$—	$—	$20,000	$(219)
Mortgage-backed securities	45,494	(348)	9,635	(253)	55,129	(601)
State and political
subdivisions	—	—	910	(1)	910	(1)
	$65,494	$(567)	$10,545	$(254)	$76,039	$(821)

Gross gains of $2.7 million and $2.8 million and gross losses of $-0- and $88,000 resulting from sales of available-for-sale securities were realized during the three and six months ended June 30, 2016. There were no sales of available-for-sale securities during the three and six months ended June 30, 2015.  Gains and losses on sales of securities are determined on the specific-identification method.

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

During the three and six months ended June 30, 2016, no securities were determined to have impairment that had become other than temporary.

Credit Losses Recognized on Investments.  There were no debt securities that have experienced fair value deterioration due to credit losses, as well as due to other market factors, but are not otherwise other-than-temporarily impaired.

Amounts Reclassified Out of Accumulated Other Comprehensive Income.  Amounts reclassified from accumulated other comprehensive income and the affected line items in the statements of income during the three and six months ended June 30, 2016 and 2015, were as follows:

	Amounts Reclassified from Other Comprehensive Income Three Months Ended June 30,		Affected Line Item in the Statements of Income
	2016	2015
	(In Thousands)

Unrealized gains on available-			Net realized gains on available-
for-sale securities	$2,735	$—	for-sale securities
			(Total reclassified amount before tax)
Income Taxes	(993)	—	Provision for income taxes
Total reclassifications out of accumulated
other comprehensive income	$1,742	$—

	Amounts Reclassified from Other Comprehensive Income Six Months Ended June 30,		Affected Line Item in the Statements of Income
	2016	2015
	(In Thousands)

Unrealized gains (losses) on available-			Net realized gains on available-
for-sale securities	$2,738	$—	for-sale securities
			(Total reclassified amount before tax)
Income Taxes	(994)	—	Provision for income taxes
Total reclassifications out of accumulated
other comprehensive income	$1,744	$—

NOTE 6: LOANS AND ALLOWANCE FOR LOAN LOSSES

	June 30,	December 31,
	2016	2015
	(In Thousands)

One- to four-family residential construction	$28,631	$23,526
Subdivision construction	18,471	38,504
Land development	58,233	58,440
Commercial construction	710,926	600,794
Owner occupied one- to four-family residential	219,798	110,277
Non-owner occupied one- to four-family residential	146,403	149,874
Commercial real estate	1,153,608	1,043,474
Other residential	521,691	419,549
Commercial business	366,325	357,580
Industrial revenue bonds	34,342	37,362
Consumer auto	485,215	439,895
Consumer other	71,985	74,829
Home equity lines of credit	102,511	83,966
Acquired FDIC-covered loans, net of discounts	153,306	236,071
Acquired loans no longer covered by FDIC loss sharing agreements,
net of discounts	85,200	33,338
Acquired non-covered loans, net of discounts	84,019	93,436
	4,240,664	3,800,915
Undisbursed portion of loans in process	(543,181)	(418,702)
Allowance for loan losses	(38,133)	(38,149)
Deferred loan fees and gains, net	(4,122)	(3,528)
	$3,655,228	$3,340,536

Weighted average interest rate	4.54%	4.56%

Classes of loans by aging were as follows:

	June 30, 2016
							Total Loans
			Past Due				> 90 Days
	30-59 Days	60-89 Days	90 Days	Total Past		Total Loans	Past Due and
	Past Due	Past Due	or More	Due	Current	Receivable	Still Accruing
	(In Thousands)
One- to four-family
residential construction	$—	$—	$—	$—	$28,631	$28,631	$—
Subdivision construction	—	—	109	109	18,362	18,471	—
Land development	6	1,675	100	1,781	56,452	58,233	—
Commercial construction	—	—	—	—	710,926	710,926	—
Owner occupied one- to four-
family residential	45	200	998	1,243	218,555	219,798	—
Non-owner occupied one- to
four-family residential	67	173	380	620	145,783	146,403	—
Commercial real estate	4,087	2,512	2,288	8,887	1,144,721	1,153,608	—
Other residential	—	—	—	—	521,691	521,691	—
Commercial business	25	160	3	188	366,137	366,325	—
Industrial revenue bonds	—	—	—	—	34,342	34,342	—
Consumer auto	2,969	1,067	1,055	5,091	480,124	485,215	—
Consumer other	618	176	535	1,329	70,656	71,985	—
Home equity lines of credit	152	108	340	600	101,911	102,511	—
Acquired FDIC-covered
loans, net of discounts	678	1,388	8,743	10,809	142,497	153,306	—
Acquired loans no longer
covered by loss sharing
agreements, net of
discounts	132	1,394	1,038	2,564	82,636	85,200	—
Acquired non-covered loans,
net of discounts	770	307	4,839	5,916	78,103	84,019	—
	9,549	9,160	20,428	39,137	4,201,527	4,240,664	—
Less FDIC-supported loans,
and acquired non-covered
loans, net of discounts	1,580	3,089	14,620	19,289	303,236	322,525	—

Total	$7,969	$6,071	$5,808	$19,848	$3,898,291	$3,918,139	$—

	December 31, 2015
							Total Loans
						Total	> 90 Days Past
	30-59 Days	60-89 Days	Over 90	Total Past		Loans	Due and
	Past Due	Past Due	Days	Due	Current	Receivable	Still Accruing
	(In Thousands)
One- to four-family
residential construction	$649	$—	$—	$649	$22,877	$23,526	$—
Subdivision construction	—	—	—	—	38,504	38,504	—
Land development	2,245	148	139	2,532	55,908	58,440	—
Commercial construction	1	—	—	1	600,793	600,794	—
Owner occupied one- to four-
family residential	1,217	345	715	2,277	108,000	110,277	—
Non-owner occupied one- to
four-family residential	—	—	345	345	149,529	149,874	—
Commercial real estate	1,035	471	13,488	14,994	1,028,480	1,043,474	—
Other residential	—	—	—	—	419,549	419,549	—
Commercial business	1,020	9	288	1,317	356,263	357,580	—
Industrial revenue bonds	—	—	—	—	37,362	37,362	—
Consumer auto	3,351	891	721	4,963	434,932	439,895	—
Consumer other	943	236	576	1,755	73,074	74,829	—
Home equity lines of credit	212	123	297	632	83,334	83,966	—
Acquired FDIC-covered loans, net of discounts	7,936	603	9,712	18,251	217,820	236,071	—
Acquired loans no longer covered by FDIC loss sharing agreements,
net of discounts	989	39	33	1,061	32,277	33,338	—
Acquired non-covered loans, net of discounts	1,081	638	5,914	7,633	85,803	93,436	—
	20,679	3,503	32,228	56,410	3,744,505	3,800,915	—
Less FDIC-supported loans,
and acquired non-covered loans, net of discounts	10,006	1,280	15,659	26,945	335,900	362,845	—

Total	$10,673	$2,223	$16,569	$29,465	$3,408,605	$3,438,070	$—

Nonaccruing loans (excluding FDIC-supported loans, net of discount and acquired non-covered loans, net of discount) are summarized as follows:

	June 30,	December 31,
	2016	2015
	(In Thousands)

One- to four-family residential construction	$—	$—
Subdivision construction	109	—
Land development	100	139
Commercial construction	—	—
Owner occupied one- to four-family residential	998	715
Non-owner occupied one- to four-family residential	380	345
Commercial real estate	2,288	13,488
Other residential	—	—
Commercial business	3	288
Industrial revenue bonds	—	—
Consumer auto	1,055	721
Consumer other	535	576
Home equity lines of credit	340	297

Total	$5,808	$16,569

The following table presents the activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2016.  Also presented are the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of June 30, 2016:

	One- to Four-
	Family
	Residential and	Other	Commercial	Commercial	Commercial
	Construction	Residential	Real Estate	Construction	Business	Consumer	Total
	(In Thousands)
Allowance for loan losses
Balance April 1, 2016	$4,883	$2,621	$13,728	$3,126	$3,677	$8,991	$37,026
Provision (benefit) charged to expense	(700)	1,066	2,696	(143)	(114)	(505)	2,300
Losses charged off	(7)	—	(1,422)	—	(173)	(1,762)	(3,364)
Recoveries	8	11	1,155	30	141	826	2,171
Balance June 30, 2016	$4,184	$3,698	$16,157	$3,013	$3,531	$7,550	$38,133

Ending balance:

Balance January 1, 2016	$4,900	$3,190	$14,738	$3,019	$4,203	$8,099	$38,149
Provision (benefit) charged to expense	(649)	484	3,984	(14)	(668)	1,264	4,401
Losses charged off	(91)	—	(3,731)	(30)	(192)	(3,499)	(7,543)
Recoveries	24	24	1,166	38	188	1,686	3,126
Balance June 30, 2016	$4,184	$3,698	$16,157	$3,013	$3,531	$7,550	$38,133

Ending balance:
Individually evaluated for
impairment	$696	$—	$3,080	$1,442	$947	$356	$6,521
Collectively evaluated for
impairment	$2,853	$3,610	$12,875	$1,511	$2,416	$7,012	$30,277
Loans acquired and accounted
for under ASC 310-30	$635	$88	$202	$60	$168	$182	$1,335

Loans
Individually evaluated for
impairment	$6,183	$7,511	$26,776	$7,464	$1,989	$2,331	$52,254
Collectively evaluated for
impairment	$407,120	$514,180	$1,126,832	$761,695	$398,678	$657,380	$3,865,885
Loans acquired and accounted
for under ASC 310-30	$176,851	$33,363	$59,341	$4,180	$8,463	$40,327	$322,525

The following table presents the activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2015:
	One- to Four-
	Family
	Residential and	Other	Commercial	Commercial	Commercial
	Construction	Residential	Real Estate	Construction	Business	Consumer	Total
	(In Thousands)
Allowance for loan losses
Balance April 1, 2015	$3,985	$2,809	$20,216	$3,356	$3,945	$4,760	$39,071
Provision (benefit) charged to expense	(110)	524	(146)	(77)	423	686	1,300
Losses charged off	(80)	—	(2)	—	(551)	(935)	(1,568)
Recoveries	91	9	123	9	175	488	895
Balance June 30, 2015	$3,886	$3,342	$20,191	$3,288	$3,992	$4,999	$39,698

Balance January 1, 2015	$3,455	$2,941	$19,773	$3,562	$3,679	$5,025	$38,435
Provision (benefit) charged to expense	446	384	239	(190)	890	831	2,600
Losses charged off	(220)	(2)	(4)	(197)	(775)	(2,082)	(3,280)
Recoveries	205	19	183	113	198	1,225	1,943
Balance June 30, 2015	$3,886	$3,342	$20,191	$3,288	$3,992	$4,999	$39,698

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

Impaired loans (excluding FDIC-supported loans, net of discount and acquired non-covered loans, net of discount), are summarized as follows:

	June 30, 2016
		Unpaid
	Recorded	Principal	Specific
	Balance	Balance	Allowance
	(In Thousands)
One- to four-family residential construction	$—	$—	$—
Subdivision construction	964	975	205
Land development	7,464	7,557	1,442
Commercial construction	—	—	—
Owner occupied one- to four-family residential	3,240	3,524	394
Non-owner occupied one- to four-family residential	1,979	2,225	97
Commercial real estate	26,776	28,692	3,080
Other residential	7,511	7,511	—
Commercial business	1,989	2,056	947
Industrial revenue bonds	—	—	—
Consumer auto	1,176	1,223	176
Consumer other	768	822	115
Home equity lines of credit	387	402	65
Total	$52,254	$54,987	$6,521

	Three Months Ended		Six Months Ended
	June 30, 2016		June 30, 2016
	Average		Average
	Investment	Interest	Investment	Interest
	in Impaired	Income	in Impaired	Income
	Loans	Recognized	Loans	Recognized
	(In Thousands)
One- to four-family residential construction	$—	$—	$—	$—
Subdivision construction	990	23	1,019	30
Land development	7,474	77	7,490	146
Commercial construction	—	—	—	—
Owner occupied one- to four-family residential	3,245	22	3,288	79
Non-owner occupied one- to four-family residential	1,891	52	1,841	52
Commercial real estate	28,987	400	31,037	624
Other residential	7,521	77	8,509	175
Commercial business	2,102	24	2,166	48
Industrial revenue bonds	—	—	—	—
Consumer auto	1,005	21	967	38
Consumer other	867	10	883	29
Home equity lines of credit	410	7	435	19
Total	$54,492	$713	$57,635	$1,240

		At or for the Year Ended December 31, 2015
				Average
		Unpaid		Investment	Interest
	Recorded	Principal	Specific	in Impaired	Income
	Balance	Balance	Allowance	Loans	Recognized
	(In Thousands)
One- to four-family residential construction	$—	$—	$—	$633	$35
Subdivision construction	1,061	1,061	214	3,533	109
Land development	7,555	7,644	1,391	7,432	287
Commercial construction	—	—	—	—	—
Owner occupied one- to four-family
residential	3,166	3,427	389	3,587	179
Non-owner occupied one- to four-family
residential	1,902	2,138	128	1,769	100
Commercial real estate	34,629	37,259	2,556	28,610	1,594
Other residential	9,533	9,533	—	9,670	378
Commercial business	2,365	2,539	1,115	2,268	138
Industrial revenue bonds	—	—	—	—	—
Consumer auto	791	829	119	576	59
Consumer other	802	885	120	672	74
Home equity lines of credit	357	374	61	403	27
Total	$62,161	$65,689	$6,093	$59,153	$2,980

	June 30, 2015
		Unpaid
	Recorded	Principal	Specific
	Balance	Balance	Allowance
	(In Thousands)
One- to four-family residential construction	$467	$467	$—
Subdivision construction	4,361	4,418	223
Land development	7,334	7,337	1,411
Commercial construction	—	—	—
Owner occupied one- to four-family residential	3,555	3,819	370
Non-owner occupied one- to four-family residential	1,609	1,826	70
Commercial real estate	25,891	27,250	2,130
Other residential	9,729	9,729	—
Commercial business	1,567	1,591	261
Industrial revenue bonds	—	—	—
Consumer auto	561	604	84
Consumer other	604	756	91
Home equity lines of credit	393	492	68
Total	$56,071	$58,289	$4,708

	Three Months Ended		Six Months Ended
	June 30, 2015		June 30, 2015
	Average		Average
	Investment	Interest	Investment	Interest
	in Impaired	Income	in Impaired	Income
	Loans	Recognized	Loans	Recognized
	(In Thousands)
One- to four-family residential construction	$660	$12	$815	$28
Subdivision construction	4,421	53	4,452	106
Land development	7,339	66	7,424	132
Commercial construction	—	—	—	—
Owner occupied one- to four-family residential	3,681	39	3,832	88
Non-owner occupied one- to four-family residential	1,688	20	1,737	45
Commercial real estate	26,275	326	26,456	630
Other residential	9,742	93	9,761	180
Commercial business	1,962	19	2,216	47
Industrial revenue bonds	—	—	—	—
Consumer auto	456	14	440	21
Consumer other	569	16	575	33
Home equity lines of credit	404	4	405	13
Total	$57,197	$662	$58,113	$1,323

At June 30, 2016, $20.9 million of impaired loans had specific valuation allowances totaling $6.5 million.  At December 31, 2015, $25.1 million of impaired loans had specific valuation allowances totaling $6.1 million.

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

The following table presents newly restructured loans during the three months ended June 30, 2016 by type of modification:
	Three Months Ended June 30, 2016
				Total
	Interest Only	Term	Combination	Modification
	(In Thousands)
Commercial business	$—	$22	$—	$22
Consumer	—	39	—	39
	$—	$61	$—	$61

	Six Months Ended June 30, 2016
				Total
	Interest Only	Term	Combination	Modification
	(In Thousands)
Mortgage loans on real estate:
One -to four- family residential	$429	$—	$—	$429
Commercial	60	—	—	60
Construction and land development	2,946	—	—	2,946
Commercial business	—	22	—	22
Consumer	—	41	—	41
	$3,435	$63	$—	$3,498

At June 30, 2016, the Company had $41.0 million of loans that were modified in troubled debt restructurings and impaired, as follows:  $8.2 million of construction and land development loans, $11.5 million of single family and multi-family residential mortgage loans, $19.1 million of commercial real estate loans, $1.9 million of commercial business loans and $308,000 of consumer loans.  Of the total troubled debt restructurings at June 30, 2016, $38.7 million were accruing interest and $9.2 million were classified as substandard using the Company’s internal grading system, which is described below.  The Company had no troubled debt restructurings which were modified in the previous 12 months and subsequently defaulted during the six months ended June 30, 2016.  When loans modified as troubled debt restructuring have subsequent payment defaults, the defaults are factored into the determination of the allowance for loan losses to ensure specific valuation allowances reflect amounts considered uncollectible.  At December 31, 2015, the Company had $45.0 million of loans that were modified in troubled debt restructurings and impaired, as follows:  $7.9 million of construction and land development loans, $13.5 million of single family and multi-family residential mortgage loans, $21.3 million of commercial real estate loans, $2.0 million of commercial business loans and $311,000 of consumer loans.  Of the total troubled debt restructurings at December 31, 2015, $39.0 million were accruing interest and $12.2 million were classified as substandard using the Company’s internal grading system.

During the three months ended June 30, 2016, loans designated as troubled debt restructurings totaling $404,000 met the criteria for placement back on accrual status.  The $404,000 consisted of $235,000 of one- to four- family residential loans, $100,000 of commercial real estate loans and $69,000 of consumer loans.  During the six months ended June 30, 2016, loans designated as troubled debt restructurings totaling $424,000 met the criteria for placement back on accrual status.  The $424,000 consisted of $235,000 of one- to four- family residential loans, $100,000 of commercial real estate loans and $89,000 of consumer loans.  The criteria is generally a minimum of six months of payment performance under original or modified terms.
The Company reviews the credit quality of its loan portfolio using an internal grading system that classifies loans as “Satisfactory,” “Watch,” “Special Mention,” “Substandard” and “Doubtful.”  Substandard loans are characterized by the distinct possibility that the Bank will sustain some loss if certain deficiencies are not corrected.  Doubtful loans are those having all the weaknesses inherent to those classified Substandard with the added characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.  Special mention loans possess potential weaknesses that deserve management’s close attention but do not expose the Bank to a degree of risk that warrants substandard classification.  Loans classified as watch are being monitored because of indications of potential weaknesses or deficiencies that may require future classification as special mention or substandard.  Loans not meeting any of the criteria previously described are considered satisfactory.  The FDIC-covered and previously covered loans are evaluated using this internal grading system.  These loans are accounted for in pools and the loans acquired in the InterSavings Bank FDIC transaction are currently substantially covered through loss sharing agreements with the FDIC.  Minimal adverse classification in the loan pools was identified as of June 30, 2016 and December 31, 2015, respectively.  The acquired non-covered loans are also evaluated using this internal grading system.  These loans are accounted for in pools and minimal adverse classification in the loan pools was identified as of June 30, 2016 and December 31, 2015, respectively.  See Note 7 for further discussion of the acquired loan pools and remaining loss sharing agreements.
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

The loan grading system is presented by loan class below:
	June 30, 2016
			Special
	Satisfactory	Watch	Mention	Substandard	Doubtful	Total
	(In Thousands)
One- to four-family residential
construction	$27,685	$—	$946	$—	$—	$28,631
Subdivision construction	14,496	258	3,320	397	—	18,471
Land development	45,554	8,596	—	4,083	—	58,233
Commercial construction	710,926	—	—	—	—	710,926
Owner occupied one- to four-
family residential	218,403	108	—	1,287	—	219,798
Non-owner occupied one- to four-
family residential	141,780	549	3,439	635	—	146,403
Commercial real estate	1,121,543	20,204	—	11,861	—	1,153,608
Other residential	513,335	8,356	—	—	—	521,691
Commercial business	363,168	2,580	429	148	—	366,325
Industrial revenue bonds	34,342	—	—	—	—	34,342
Consumer auto	484,061	—	—	1,154	—	485,215
Consumer other	71,377	—	—	608	—	71,985
Home equity lines of credit	102,138	—	—	373	—	102,511
Acquired FDIC-covered loans,
net of discounts	153,294	—	—	12	—	153,306
Acquired loans no longer covered
by FDIC loss sharing
agreements, net of discounts	85,152	—	—	48	—	85,200
Acquired non-covered loans,
net of discounts	82,566	—	—	1,453	—	84,019
Total	$4,169,820	$40,651	$8,134	$22,059	$—	$4,240,664

	December 31, 2015
			Special
	Satisfactory	Watch	Mention	Substandard	Doubtful	Total
	(In Thousands)
One- to four-family residential
construction	$22,798	$—	$728	$—	$—	$23,526
Subdivision construction	34,370	263	3,407	464	—	38,504
Land development	47,357	6,992	—	4,091	—	58,440
Commercial construction	600,794	—	—	—	—	600,794
Owner occupied one- to-four-
family residential	108,584	587	—	1,106	—	110,277
Non-owner occupied one- to-
four-family residential	144,744	516	3,827	787	—	149,874
Commercial real estate	1,005,894	18,805	—	18,775	—	1,043,474
Other residential	409,172	8,422	—	1,955	—	419,549
Commercial business	355,370	1,303	438	469	—	357,580
Industrial revenue bonds	37,362	—	—	—	—	37,362
Consumer auto	439,157	—	—	738	—	439,895
Consumer other	74,167	—	—	662	—	74,829
Home equity lines of credit	83,627	—	—	339	—	83,966
Acquired FDIC-covered loans,
net of discounts	236,055	—	—	16	—	236,071
Acquired loans no longer covered
by FDIC loss sharing
agreements, net of discounts	33,237	—	—	101	—	33,338
Acquired non-covered loans,
net of discounts	91,614	—	—	1,822	—	93,436
Total	$3,724,302	$36,888	$8,400	$31,325	$—	$3,800,915

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
The loans and foreclosed assets purchased in the InterBank transaction are covered by a loss sharing agreement between the FDIC and Great Southern Bank.  Under the loss sharing agreement, the FDIC agreed to cover 80% of the losses on the loans (excluding approximately $60,000 of consumer loans) and foreclosed assets purchased subject to certain limitations.  Realized losses covered by the loss sharing agreement include loan contractual balances (and related unfunded commitments that were acquired), accrued interest on loans for up to 90 days, the book value of foreclosed real estate acquired, and certain direct costs, less cash or other consideration received by Great Southern.  This agreement extends for ten years for 1-4 family real estate loans and for five years for other loans.  The value of this loss sharing agreement was considered in determining fair values of loans and foreclosed assets acquired.  The loss sharing agreement is subject to the Bank following servicing procedures as specified in the agreement with the FDIC.  The expected reimbursements under the loss sharing agreement were recorded as an indemnification asset at their preliminary estimated fair value on the acquisition date.  Based upon the acquisition date fair values of the net assets acquired, no goodwill was recorded.  A premium was recorded in conjunction with the fair value of the acquired loans and the amount amortized to yield during the three and six months ended June 30, 2016 was $93,000 and $191,000, respectively.  The amount amortized to yield during the three and six months ended June 30, 2015 was $116,000 and $238,000, respectively.
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
Based upon the acquisition date fair values of the net assets acquired, no goodwill was recorded. A premium was recorded in conjunction with the fair value of the acquired loans and the amount amortized to yield during the three and six months ended June 30, 2016 was $131,000 and $280,000, respectively.  The amount amortized to yield during the three and six months ended June 30, 2015 was $201,000 and $420,000, respectively.
Loss Sharing Agreements.  On April 26, 2016, Great Southern Bank executed an agreement with the FDIC to terminate the loss sharing agreements for Team Bank, Vantus Bank and Sun Security Bank, effective immediately.  The agreement required the FDIC to pay $4.4 million to settle all outstanding items related to the terminated loss sharing agreements.  As a result of entering into the agreement, assets that were covered by the terminated loss sharing agreements, including covered loans in the amount of $61.5 million and covered other real estate owned in the amount of $468,000 as of June 30, 2016, were reclassified as non-covered assets effective April 26, 2016.  In anticipation of terminating the loss sharing agreements, an impairment of the related indemnification assets was recorded during the three months ended March 31, 2016 in the amount of $584,000.  On the date of the termination, the indemnification asset balances (and certain other receivables from the FDIC) related to Team Bank, Vantus Bank and Sun Security Bank, which totaled $4.4 million, net of impairment, at March 31, 2016, became $0 as a result of the receipt of funds from the FDIC as outlined in the termination agreement.  There will be no future effects on non-interest income (expense) related to adjustments or amortization of the indemnification assets for Team Bank, Vantus Bank or Sun Security Bank; however, adjustments and amortization related to the InterBank indemnification asset and loss sharing agreement will continue.  The remaining accretable yield adjustments that affect interest income are not changed by this transaction and will continue to be recognized for all FDIC-assisted transactions in the same manner as they have been previously.

The termination of the loss sharing agreements for the TeamBank, Vantus Bank and Sun Security Bank transactions have no impact on the yields for the loans that were previously covered under these agreements. All future recoveries, gains, losses and expenses related to these previously covered assets will now be recognized entirely by Great Southern Bank since the FDIC will no longer be sharing in such gains or losses. Accordingly, the Company’s future earnings will be positively impacted to the extent the Company recognizes gains on any sales or recoveries in excess of the carrying value of such assets. Similarly, the Company’s future earnings will be negatively impacted to the extent the Company recognizes expenses, losses or charge-offs related to such assets.

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

The amount of the estimated cash flows expected to be received from the acquired loan pools in excess of the fair values recorded for the loan pools is referred to as the accretable yield.  The accretable yield is recognized as interest income over the estimated lives of the loans.  The Company continues to evaluate the fair value of the loans including cash flows expected to be collected.  Increases in the Company’s cash flow expectations are recognized as increases to the accretable yield while decreases are recognized as impairments through the allowance for loan losses.  During the three and six months ended June 30, 2016, improvements in expected cash flows related to the acquired loan portfolios resulted in adjustments of $725,000 and $5.0 million, respectively, to the accretable yield to be spread over the estimated remaining lives of the loans on a level-yield basis. During the three and six months ended June 30, 2015, similar such adjustments totaling $900,000 and $8.2 million, respectively, were made to the accretable yield.  The increases in expected cash flows also reduced the amount of expected reimbursements under the loss sharing agreements.  During the three and six months ended June 30, 2016, this resulted in corresponding adjustments of $160,000 and $1.9 million, respectively, to the indemnification assets to be amortized on a level-yield basis over the remainder of the loss sharing agreements or the remaining expected lives of the loan pools, whichever is shorter.  During the three and six months ended June 30, 2015, corresponding adjustments of $-0- and $4.4 million, respectively, were made to the indemnification assets.

Because these adjustments will be recognized over the remaining lives of the loan pools and the remainder of the loss sharing agreement, respectively, they will impact future periods as well.  The remaining accretable yield adjustment that will affect interest income is $8.3 million and the remaining adjustment to the indemnification asset related to InterBank, including the effects of the clawback liability, that will affect non-interest income (expense) is $(4.0) million.  The $8.3 million of accretable yield adjustment relates to Team Bank, Vantus Bank, Sun Security Bank, InterBank and Valley Bank, and this income is not affected by the termination of the loss sharing agreements for Team Bank, Vantus Bank and Sun Security Bank.  The expense, as noted, is only related to InterBank, as there is no longer, nor will there be in the future, indemnification asset amortization expense related to Team Bank, Vantus Bank, or Sun Security Bank due to the termination of the related loss sharing agreements in April 2016.  Of the remaining adjustments, we expect to recognize $4.0 million of interest income and $(1.8) million of non-interest income (expense) during the remainder of 2016.  Additional adjustments may be recorded in future periods from the FDIC-assisted transactions, as the Company continues to estimate expected cash flows from the acquired loan pools.

The impact of adjustments on the Company’s financial results is shown below:

	Three Months Ended		Three Months Ended
	June 30, 2016		June 30, 2015
	(In Thousands, Except Per Share Data
	and Basis Points Data)

Impact on net interest income/
net interest margin (in basis points)	$3,858	39 bps	$7,259	78 bps
Non-interest income	(1,774)		(5,374)
Net impact to pre-tax income	$2,084		$1,885
Net impact net of taxes	$1,355		$1,225
Impact to diluted earnings per common share	$0.10		$0.09

	Six Months Ended		Six Months Ended
	June 30, 2016		June 30, 2015
	(In Thousands, Except Per Share Data
	and Basis Points Data)

Impact on net interest income/
net interest margin (in basis points)	$9,240	47 bps	$16,221	88 bps
Non-interest income	(4,708)		(12,052)
Net impact to pre-tax income	$4,532		$4,169
Net impact net of taxes	$2,946		$2,710
Impact to diluted earnings per common share	$0.21		$0.19

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
At June 30, 2016 and December 31, 2015, the Bank’s internal estimate of credit performance was expected to be better than the threshold set by the FDIC in the loss sharing agreement.  Therefore, a separate clawback liability totaling $6.6 million and $6.6 million was recorded as of June 30, 2016 and December 31, 2015, respectively.  As changes in the fair values of the loans and foreclosed assets are determined due to changes in expected cash flows, changes in the amount of the clawback liability will occur.
In addition, the Company's net interest margin has been impacted by additional yield accretion recognized in conjunction with updated estimates of the fair value of the loan pools acquired in the June 2014 Valley Bank FDIC-assisted transaction. Beginning with the three months ended December 31, 2014, the cash flow estimates have increased for certain of the Valley Bank loan pools primarily based on significant loan repayments and also due to collection of certain loans, thereby reducing loss expectations on certain of the loan pools. This resulted in increased income that was spread on a level-yield basis over the remaining expected lives of these loan pools. The Valley Bank transaction does not include a loss sharing agreement with the FDIC. Therefore, there is no related indemnification asset. The entire amount of the discount adjustment will be accreted to interest income over time with no offsetting impact to non-interest income.  The amount of the Valley Bank discount adjustment accreted to interest income for the three and six months ended June 30, 2016 was $1.7 million and $3.7 million, respectively, and is included in the impact on net interest income/net interest margin amount in the table above.  Based on current estimates, we anticipate recording additional interest income accretion of $1.8 million in the remainder of 2016 related to these Valley Bank loans, which is included in the $4.0 million discussed above.

TeamBank Loans, Foreclosed Assets and Indemnification Asset.  The following tables present the balances of the acquired loans, foreclosed assets and FDIC indemnification asset related to the TeamBank transaction at June 30, 2016 and December 31, 2015. Gross loan balances (due from the borrower) were reduced approximately $413.3 million since the transaction date because of $280.4 million of repayments from borrowers, $61.7 million in transfers to foreclosed assets and $71.2 million in charge-offs to customer loan balances.  Based upon the collectability analyses performed during the acquisition, we expected certain levels of foreclosures and charge-offs and actual results have been better than our expectations in this regard.  As a result, cash flows expected to be received from the acquired loan pools have increased, resulting in adjustments that were made to the related accretable yield as described above.

	June 30, 2016
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$22,877	$—
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(1,038)	—
Original estimated fair value of assets, net of activity since
acquisition date	(21,669)	—

Expected loss remaining	$170	$—

	December 31, 2015
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$29,115	$—
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(1,285)	—
Original estimated fair value of assets, net of activity since
acquisition date	(27,660)	—

Expected loss remaining	170	—
Assumed loss sharing recovery percentage	90%	0%

Estimated loss sharing value	154	—
Indemnification asset to be amortized resulting from
change in expected losses	241	—
FDIC indemnification asset	$395	$—

Vantus Bank Loans, Foreclosed Assets and Indemnification Asset.  The following tables present the balances of the acquired loans, foreclosed assets and FDIC indemnification asset related to the Vantus Bank transaction at June 30, 2016 and December 31, 2015. Gross loan balances (due from the borrower) were reduced approximately $303.0 million since the transaction date because of $257.1 million of repayments from borrowers, $16.7 million in transfers to foreclosed assets and $29.2 million in charge-offs to customer loan balances.  Based upon the collectability analyses performed during the acquisition, we expected certain levels of foreclosures and charge-offs and actual results have been better than our expectations in this regard.  As a result, cash flows expected to be received from the acquired loan pools have increased, resulting in adjustments that were made to the related accretable yield as described above.

	June 30, 2016
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$28,562	$608
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(333)	—
Original estimated fair value of assets, net of activity since
acquisition date	(27,973)	(418)
Expected loss remaining	$256	$190

	December 31, 2015
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$31,818	$608
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(470)	—
Original estimated fair value of assets, net of activity since
acquisition date	(31,092)	(418)
Expected loss remaining	256	190
Assumed loss sharing recovery percentage	61%	—%
Estimated loss sharing value	156	—
Indemnification asset to be amortized resulting from
change in expected losses	319	—
FDIC indemnification asset	$475	$—

Sun Security Bank Loans, Foreclosed Assets and Indemnification Asset.  The following tables present the balances of the acquired loans, foreclosed assets and FDIC indemnification asset related to the Sun Security Bank transaction at June 30, 2016 and December 31, 2015.  Gross loan balances (due from the borrower) were reduced approximately $196.2 million since the transaction date because of $136.9 million of repayments from borrowers, $28.3 million in transfers to foreclosed assets and $31.0 million of charge-offs to customer loan balances.  Based upon the collectability analyses performed during the acquisition, we expected certain levels of foreclosures and charge-offs and actual results have been better than our expectations in this regard.  As a result, cash flows expected to be received from the acquired loan pools have increased, resulting in adjustments that were made to the related accretable yield as described above.
	June 30, 2016
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$38,247	$372
Reclassification from nonaccretable discount to accretable discount due to change in expected losses (net of accretion to date)	(1,443)	—
Original estimated fair value of assets, net of activity since
acquisition date	(35,558)	(303)
Expected loss remaining	$1,246	$69

	December 31, 2015
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$43,855	$557
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(2,171)	—
Original estimated fair value of assets, net of activity since
acquisition date	(40,349)	(461)
Expected loss remaining	1,335	96
Assumed loss sharing recovery percentage	34%	80%
Estimated loss sharing value	456	77
Indemnification asset to be amortized resulting from
change in expected losses	1,725	—
Accretable discount on FDIC indemnification asset	(36)	(63)
FDIC indemnification asset	$2,145	$14

InterBank Loans, Foreclosed Assets and Indemnification Asset.  The following table presents the balances of the acquired loans, foreclosed assets and FDIC indemnification asset related to the InterBank transaction at June 30, 2016 and December 31, 2015.  Gross loan balances (due from the borrower) were reduced approximately $221.2 million since the transaction date because of $184.5 million of repayments by the borrower, $15.1 million in transfers to foreclosed assets and $21.6 million of charge-offs to customer loan balances.  Based upon the collectability analyses performed during the acquisition, we expected certain levels of foreclosures and charge-offs and actual results have been better than our expectations in this regard.  As a result, cash flows expected to be received from the acquired loan pools have increased, resulting in adjustments that were made to the related accretable yield as described above.

	June 30, 2016
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$172,104	$1,062
Non-credit premium/(discount), net of activity since acquisition date	711	—
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(3,043)	—
Original estimated fair value of assets, net of activity since
acquisition date	(153,306)	(794)
Expected loss remaining	16,466	268
Assumed loss sharing recovery percentage	83%	80%
Estimated loss sharing value(1)	13,728	214
FDIC loss share clawback	1,563	—
Indemnification asset to be amortized resulting from
change in expected losses	2,434	—
Accretable discount on FDIC indemnification asset	(1,372)	(33)
FDIC indemnification asset	$16,353	$181

(1)	Includes $400,000 impairment of indemnification asset for loans

	December 31, 2015
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$193,654	$2,110
Non-credit premium/(discount), net of activity since acquisition date	902	—
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(4,901)	—
Original estimated fair value of assets, net of activity since
acquisition date	(170,308)	(1,392)
Expected loss remaining	19,347	718
Assumed loss sharing recovery percentage	83%	80%
Estimated loss sharing value	16,032	575
FDIC loss share clawback	2,360	—
Indemnification asset to be amortized resulting from
change in expected losses	3,920	—
Accretable discount on FDIC indemnification asset	(1,801)	(33)
FDIC indemnification asset	$20,511	$542

Valley Bank Loans and Foreclosed Assets.  The following tables present the balances of the loans and discount related to the Valley Bank transaction at June 30, 2016 and December 31, 2015.  Gross loan balances (due from the borrower) were reduced approximately $96.7 million since the transaction date because of $87.7 million of repayments by the borrower, $6.8 million of charge-offs to customer loan balances and $2.2 million in transfers to foreclosed assets.  The Valley Bank transaction did not include a loss sharing agreement; however, the loans were recorded at a discount, which is accreted to yield over the life of the loans.  Based upon the collectability analyses performed during the acquisition, we expected certain levels of foreclosures and charge-offs and actual results have been better than our expectations in this regard. As a result, cash flows expected to be received from the acquired loan pools have increased, resulting in adjustments that were made to the related accretable yield as described above.

	June 30, 2016
		Foreclosed
	Loans	Assets
	(In Thousands)

Initial basis, net of activity since acquisition date	$96,425	$1,502
Non-credit premium/(discount), net of activity since acquisition date	440	—
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(2,444)	—
Original estimated fair value of assets, net of activity since
acquisition date	(84,019)	(1,481)
Expected loss remaining	$10,402	$21

	December 31, 2015
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis, net of activity since acquisition date	$109,791	$1,017
Non-credit premium/(discount), net of activity since acquisition date	719	—
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(3,213)	—
Original estimated fair value of assets, net of activity since
acquisition date	(93,436)	(995)
Expected loss remaining	$13,861	$22

Changes in the accretable yield for acquired loan pools were as follows for the three months ended June 30, 2016 and 2015:

			Sun Security
	TeamBank	Vantus Bank	Bank	InterBank	Valley Bank
	(In Thousands)

Balance, April 1, 2015	$5,949	$4,531	$7,400	$31,808	$11,087
Accretion	(713)	(710)	(1,365)	(7,797)	(2,357)
Reclassification from
nonaccretable yield(1)	(496)	154	649	716	636
Balance, June 30, 2015	$4,740	$3,975	$6,684	$24,727	$9,366

Balance April 1, 2016	$3,486	$3,236	$5,323	$14,555	$8,232
Accretion	(550)	(502)	(979)	(3,475)	(2,717)
Reclassification from
nonaccretable yield(1)	(50)	483	670	738	1,009
Balance, June 30, 2016	$2,886	$3,217	$5,014	$11,818	$6,524

(1)
Represents increases in estimated cash flows expected to be received from the acquired loan pools, primarily due to lower estimated credit losses.  The amounts also include changes in expected accretion of the loan pools for TeamBank, Vantus Bank, Sun Security Bank, InterBank and Valley Bank for the three months ended June 30, 2016, totaling $(50,000), $483,000, $670,000, $538,000 and $484,000, respectively, and for the three months ended June 30, 2015, totaling $(496,000), $154,000, $649,000, $716,000 and $(264,000), respectively.

Changes in the accretable yield for acquired loan pools were as follows for the six months ended June 30, 2016 and
2015:

			Sun Security
	TeamBank	Vantus Bank	Bank	InterBank	Valley Bank
	(In Thousands)
Balance, January 1, 2015	$6,865	$4,453	$7,952	$36,092	$11,132
Accretion	(2,114)	(1,391)	(3,318)	(16,997)	(4,860)
Reclassification from
nonaccretable yield(1)	(11)	913	2,050	5,632	3,094
Balance, June 30, 2015	$4,740	$3,975	$6,684	$24,727	$9,366

Balance January 1, 2016	$3,805	$3,360	$5,924	$16,347	$8,316
Accretion	(1,031)	(991)	(2,051)	(8,116)	(5,863)
Reclassification from
nonaccretable yield(1)	112	848	1,141	3,587	4,071
Balance, June 30, 2016	$2,886	$3,217	$5,014	$11,818	$6,524

(1)
Represents increases in estimated cash flows expected to be received from the acquired loan pools, primarily due to lower estimated credit losses.  The amounts also include changes in expected accretion of the loan pools for TeamBank, Vantus Bank, Sun Security Bank, InterBank and Valley Bank for the six months ended June 30, 2016, totaling $112,000, $848,000, $974,000, $1.2 million and $1.1 million, respectively, and for the six months ended June 30, 2015, totaling $(176,000), $527,000, $1.1 million, $1.6 million and $344,000, respectively.

NOTE 8: OTHER REAL ESTATE OWNED

Major classifications of other real estate owned were as follows:
	June 30,	December 31,
	2016	2015
	(In Thousands)
Foreclosed assets held for sale
One- to four-family construction	$—	$—
Subdivision construction	6,720	7,016
Land development	10,886	12,133
Commercial construction	—	—
One- to four-family residential	1,437	1,375
Other residential	1,774	2,150
Commercial real estate	5,173	3,608
Commercial business	—	—
Consumer	2,047	1,109
	28,037	27,391
FDIC-supported foreclosed assets, net of discounts	795	1,834
Acquired foreclosed assets no longer covered by FDIC loss sharing agreements, net of discounts	721	460
Acquired foreclosed assets not covered by FDIC loss sharing agreements, net of discounts	1,481	995
Foreclosed assets held for sale, net	31,034	30,680
Other real estate owned not acquired through foreclosure	3,839	1,213
Other real estate owned	$34,873	$31,893

Other real estate owned not acquired through foreclosure includes 17 properties, 16 of which were branch locations that have been closed and are held for sale, and one of which is land which was acquired for a potential branch location.  During the three months ended June 30, 2016, three properties which were previously branch locations were sold at a net gain of $396,000, which is included in the gain on sales of other real estate owned amount in the table below.

At June 30, 2016, residential mortgage loans totaling $1.5 million were in the process of foreclosure, $1.4 million of which were acquired loans.  Of the $1.4 million of acquired loans, $719,000 was covered by loss sharing agreements as of June 30, 2016 and $434,000 was acquired in the Valley Bank transaction.
Expenses applicable to other real estate owned included the following:
	Three Months Ended
	June 30,
	2016	2015
	(In Thousands)
Net gain on sales of other real estate owned	$(319)	$(484)
Valuation write-downs	421	139
Operating expenses, net of rental income	772	663
	$874	$318

	Six Months Ended
	June 30,
	2016	2015
	(In Thousands)
Net (gain) loss on sales of other real estate owned	$(251)	$(609)
Valuation write-downs	321	191
Operating expenses, net of rental income	1,715	1,121
	$1,785	$703

NOTE 9: DEPOSITS

	June 30,	December 31,
	2016	2015
	(In Thousands)
Time Deposits:
0.00% - 0.99%	$703,085	$863,865
1.00% - 1.99%	547,129	381,956
2.00% - 2.99%	48,341	39,592
3.00% - 3.99%	579	1,137
4.00% - 4.99%	1,219	1,304
5.00% and above	272	293
Total time deposits (0.98% - 0.85%)	1,300,625	1,288,147
Non-interest-bearing demand deposits	595,760	571,629
Interest-bearing demand and savings deposits (0.25% - 0.24%)	1,487,635	1,408,850
Total Deposits	$3,384,020	$3,268,626

NOTE 10: ADVANCES FROM FEDERAL HOME LOAN BANK

Advances from the Federal Home Loan Bank (FHLBank advances) at June 30, 2016 and December 31, 2015 consisted of the following:
	June 30, 2016		December 31, 2015
		Weighted		Weighted
		Average		Average
		Interest		Interest
Due In	Amount	Rate	Amount	Rate
	(In Thousands)		(In Thousands)

2016	$36	5.14%	$232,071	0.42%
2017	30,825	3.26	30,826	3.26
2018	40	5.14	81	5.14
2019	70	5.14	28	5.14
2020	—	—	—	—
2021 and thereafter	500	5.54	500	5.54
	31,471	3.30	263,506	0.76
Unamortized fair value adjustment	28		40
	$31,499		$263,546

Included in the Bank’s FHLBank advances at June 30, 2016 and December 31, 2015, was a $30.0 million advance with a maturity date of November 24, 2017.  The interest rate on this advance is 3.20%.  The advance has a call provision that allows the Federal Home Loan Bank of Des Moines to call the advance quarterly.
NOTE 11: SECURITIES SOLD UNDER REVERSE REPURCHASE AGREEMENTS AND SHORT-TERM BORROWINGS

	June 30, 2016	December 31, 2015
	(In Thousands)
Notes payable – Community Development
Equity Funds	$1,060	$1,295
Overnight borrowings from the Federal Home Loan Bank	400,200	—
Securities sold under reverse repurchase agreements	121,818	116,182
	$523,078	$117,477

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

	June 30, 2016	December 31, 2015
	Overnight and	Overnight and
	Continuous	Continuous
(In Thousands)
Mortgage-backed securities – GNMA, FNMA, FHLMC	$121,818	$116,182

NOTE 12: INCOME TAXES

Reconciliations of the Company’s effective tax rates to the statutory corporate tax rates were as follows:

	Three Months Ended June 30,
	2016	2015
Tax at statutory rate	35.0%	35.0%
Nontaxable interest and dividends	(1.6)	(1.8)
Tax credits	(6.5)	(8.0)
State taxes	1.1	1.3
Other	0.3	(0.4)
	28.3%	26.1%

	Six Months Ended June 30,
	2016	2015
Tax at statutory rate	35.0%	35.0%
Nontaxable interest and dividends	(2.1)	(2.4)
Tax credits	(7.5)	(8.1)
State taxes	1.1	1.1
Other	0.4	(0.1)
	26.9%	25.5%

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

The Company considers transfers between the levels of the hierarchy to be recognized at the end of related reporting periods.  From December 31, 2015 to June 30, 2016, no assets for which fair value is measured on a recurring basis transferred between any levels of the hierarchy.

 Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying statements of financial condition measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2016 and December 31, 2015:

		Fair value measurements using
		Quoted prices
		in active
		markets	Other	Significant
		for identical	observable	unobservable
		assets	inputs	inputs
	Fair value	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
June 30, 2016
U.S. government agencies	$20,019	$—	$20,019	$—
Mortgage-backed securities	146,353	—	146,353	—
States and political subdivisions	71,828	—	71,828	—
Interest rate derivative asset	5,229	—	5,229	—
Interest rate derivative liability	(5,595)	—	(5,595)	—

December 31, 2015
U.S. government agencies	$19,781	$—	$19,781	$—
Mortgage-backed securities	161,214	—	161,214	—
States and political subdivisions	78,031	—	78,031	—
Other securities	3,830	—	—	—
Interest rate derivative asset	2,711	—	2,711	—
Interest rate derivative liability	(2,725)	—	(2,725)	—

The following is a description of inputs and valuation methodologies used for assets recorded at fair value on a recurring basis and recognized in the accompanying statements of financial condition at June 30, 2016 and December 31, 2015, as well as the general classification of such assets pursuant to the valuation hierarchy.  There have been no significant changes in the valuation techniques during the three-month period ended June 30, 2016.  For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

Available-for-Sale Securities. Investment securities available for sale are recorded at fair value on a recurring basis. The fair values used by the Company are obtained from an independent pricing service, which represent either quoted market prices for the identical asset or fair values determined by pricing models, or other model-based valuation techniques, that consider observable market data, such as interest rate volatilities, LIBOR yield curve, credit spreads and prices from market makers and live trading systems.  Recurring Level 2 securities include U.S. government agency securities, mortgage-backed securities, state and municipal bonds and certain other investments. Inputs used for valuing Level 2 securities include observable data that may include dealer quotes, benchmark yields, market spreads, live trading levels and market consensus prepayment speeds, among other things. Additional inputs include indicative values derived from the independent pricing service’s proprietary computerized models.  There were no recurring Level 3 securities at both June 30, 2016 and December 31, 2015.

Interest Rate Derivatives. The fair value is estimated using forward-looking interest rate curves and is determined using observable market rates and, therefore, are classified within Level 2 of the valuation hierarchy.

Nonrecurring Measurements

The following tables present the fair value measurements of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2016 and December 31, 2015:

		Fair Value Measurements Using
		Quoted prices
		in active
		markets	Other	Significant
		for identical	observable	unobservable
		assets	inputs	inputs
	Fair value	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
June 30, 2016
Impaired loans	$16,962	$—	$—	$16,962
Foreclosed assets held for sale	$2,739	$—	$—	$2,739

December 31, 2015
Impaired loans	$13,896	$—	$—	$13,896
Foreclosed assets held for sale	$1,722	$—	$—	$1,722

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

Loans Held for Sale.  Mortgage loans held for sale are recorded at the lower of carrying value or fair value.  The fair value of mortgage loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics.  As such, the Company classifies mortgage loans held for sale as Nonrecurring Level 2.  Write-downs to fair value typically do not occur as the Company generally enters into commitments to sell individual mortgage loans at the time the loan is originated to reduce market risk.  The Company typically does not have commercial loans held for sale.  At June 30, 2016 and December 31, 2015, the aggregate fair value of mortgage loans held for sale exceeded their cost.  Accordingly, no mortgage loans held for sale were marked down and reported at fair value.
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

The Company records impaired loans as Nonrecurring Level 3. If a loan’s fair value as estimated by the Company is less than its carrying value, the Company either records a charge-off of the portion of the loan that exceeds the fair value or establishes a reserve within the allowance for loan losses specific to the loan.  Loans for which such charge-offs or reserves were recorded during the three months ended June 30, 2016 or the year ended December 31, 2015, are shown in the table above (net of reserves).

Foreclosed Assets Held for Sale.  Foreclosed assets held for sale are initially recorded at fair value less estimated cost to sell at the date of foreclosure.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less estimated cost to sell.  Foreclosed assets held for sale are classified within Level 3 of the fair value hierarchy.  The foreclosed assets represented in the table above have been re-measured during the three months ended June 30, 2016 or the year ended December 31, 2015, subsequent to their initial transfer to foreclosed assets.

The following disclosure relates to financial assets for which it is not practicable for the Company to estimate the fair value at June 30, 2016 and December 31, 2015.

FDIC Indemnification Asset: As part of the Purchase and Assumption Agreements for each of the Bank’s FDIC-assisted transactions, other than the Valley Bank transaction, the Bank and the FDIC entered into loss sharing agreements. These agreements cover realized losses on loans and foreclosed real estate, subject to certain limitations which are more fully described in Note 7.  The loss sharing agreements related to TeamBank, Vantus Bank and Sun Security Bank were terminated by an agreement between the Company and the FDIC completed in April 2016.

Under the TeamBank agreement, the FDIC agreed to reimburse the Bank for 80% of the first $115 million in realized losses and 95% for realized losses that exceed $115 million.  The indemnification asset was originally recorded at fair value on the acquisition date (March 20, 2009) and at June 30, 2016 and December 31, 2015, the carrying value was $-0- and $395,000, respectively.
Under the Vantus Bank agreement, the FDIC agreed to reimburse the Bank for 80% of the first $102 million in realized losses and 95% for realized losses that exceed $102 million.  The indemnification asset was originally recorded at fair value on the acquisition date (September 4, 2009) and at June 30, 2016 and December 31, 2015, the carrying value of the FDIC indemnification asset was $-0- and $475,000, respectively.
Under the Sun Security Bank agreement, the FDIC agreed to reimburse the Bank for 80% of realized losses.  The indemnification asset was originally recorded at fair value on the acquisition date (October 7, 2011) and at June 30, 2016 and December 31, 2015, the carrying value of the FDIC indemnification asset was $-0- and $2.2 million, respectively.
Under the InterBank agreement, the FDIC agreed to reimburse the Bank for 80% of realized losses.  The indemnification asset was originally recorded at fair value on the acquisition date (April 27, 2013) and at June 30, 2016 and December 31, 2015, the carrying value of the FDIC indemnification asset was $16.5 million and $21.1 million, respectively.
From the dates of acquisition, each of the four loss sharing agreements were scheduled to extend ten years for 1-4 family real estate loans and five years for other loans.  The loss sharing assets are measured separately from the loan portfolios because they are not contractually embedded in the loans and are not transferable with the loans should the Bank choose to dispose of them.  Fair values on the acquisition dates were estimated using projected cash flows available for loss sharing based on the credit adjustments estimated for each loan pool and the loss sharing percentages.  These cash flows were discounted to reflect the uncertainty of the timing and receipt of the loss sharing reimbursements from the FDIC.  The loss sharing assets are also separately measured from the related foreclosed real estate.  Although the assets are contractual receivables from the FDIC, they do not have effective interest rates.  The Bank will collect the assets over the next several years.  The amount ultimately collected will depend on the timing and amount of collections and charge-offs on the acquired assets covered by the loss sharing agreements.  While the assets were recorded at their estimated fair values on the acquisition dates, it is not practicable to complete fair value analyses on a quarterly or annual basis.  Estimating the fair value of the FDIC indemnification asset would involve preparing fair value analyses of the entire portfolios of loans and foreclosed assets covered by the loss sharing agreements from all four acquisitions on a quarterly or annual basis.  The loss sharing agreements for Team Bank, Vantus Bank and Sun Security Bank were terminated on April 26, 2016, and the carrying value of the related indemnification assets became $0.  The termination of the loss sharing agreements is discussed in Note 7.

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

		June 30, 2016		December 31, 2015
	Carrying	Fair	Hierarchy	Carrying	Fair	Hierarchy
	Amount	Value	Level	Amount	Value	Level
	(In Thousands)

Financial assets
Cash and cash equivalents	$203,704	$203,704	1	$199,183	$199,183	1
Held-to-maturity securities	247	265	2	353	384	2
Mortgage loans held for sale	13,018	13,018	2	12,261	12,261	2
Loans, net of allowance for loan losses	3,655,228	3,669,449	3	3,340,536	3,355,924	3
Accrued interest receivable	11,837	11,837	3	10,930	10,930	3
Investment in FHLBank stock	22,203	22,203	3	15,303	15,303	3

Financial liabilities
Deposits	3,384,020	3,389,138	3	3,268,626	3,271,318	3
FHLBank advances	31,499	32,461	3	263,546	264,331	3
Short-term borrowings	523,078	523,078	3	117,477	117,477	3
Subordinated debentures	25,774	25,774	3	25,774	25,774	3
Accrued interest payable	1,098	1,098	3	1,080	1,080	3
Unrecognized financial instruments (net of
contractual value)
Commitments to originate loans	—	—	3	—	—	3
Letters of credit	90	90	3	145	145	3
Lines of credit	—	—	3	—	—	3

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

As part of the Valley Bank FDIC-assisted acquisition, the Company acquired seven loans with related interest rate swaps.  Valley’s swap program differed from the Company’s in that Valley did not have back to back swaps with the customer and a counterparty.  Two of the seven acquired loans with interest rate swaps have paid off.  The notional amount of the five remaining Valley swaps is $3.8 million at June 30, 2016.  As of June 30, 2016, the Company had 26 interest rate swaps totaling $115.1 million in notional amount with commercial customers, and 26 interest rate swaps with the same notional amount with third parties related to its program.  As of December 31, 2015, the Company had 28 interest rate swaps totaling $123.0 million in notional amount with commercial customers, and 28 interest rate swaps with the same notional amount with third parties related to its program.  During the three months ended June 30, 2016 and 2015, the Company recognized a net loss of $75,000 and a net gain of $113,000, respectively, in noninterest income related to changes in the fair value of these swaps.  During the six months ended June 30, 2016 and 2015, the Company recognized a net loss of $237,000 and a net gain of $20,000, respectively, in noninterest income related to changes in the fair value of these swaps.

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

The effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.  Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.  During each of the three and six months ended June 30, 2016 and 2015, the Company recognized $-0- in noninterest income related to changes in the fair value of these derivatives. During the three months ended June 30, 2016 and 2015, the Company recognized $49,000 and $21,000, respectively, in interest expense related to the amortization of the cost of these interest rate caps.  During the six months ended June 30, 2016 and 2015, the Company recognized $89,000 and $36,000, respectively, in interest expense related to the amortization of the cost of these interest rate caps.
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Financial Condition:

	Location in	Fair Value
	Consolidated Statements	June 30,	December 31,
	of Financial Condition	2016	2015
		(In Thousands)
Derivatives designated as
hedging instruments

Interest rate caps	Prepaid expenses and other assets	$13	$128

Total derivatives designated
as hedging instruments		$13	$128

Derivatives not designated
as hedging instruments

Asset Derivatives
Interest rate products	Prepaid expenses and other assets	$5,216	$2,583

Total derivatives not designated
as hedging instruments		$5,216	$2,583

Liability Derivatives
Interest rate products	Accrued expenses and other liabilities	$5,595	$2,725

Total derivatives not designated
as hedging instruments		$5,595	$2,725

The following table presents the effect of derivative instruments on the statements of comprehensive income for the three and six months ended June 30, 2016 and 2015:

	Amount of Gain (Loss) Recognized in AOCI
	Three Months Ended June 30,
Cash Flow Hedges	2016	2015
	(In Thousands)

Interest rate cap, net of income taxes	$14	$(9)

	Amount of Gain (Loss) Recognized in AOCI
	Six Months Ended June 30,
Cash Flow Hedges	2016	2015
	(In Thousands)

Interest rate cap	$(16)	$(105)

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
As of June 30, 2016, the termination value of derivatives in a net liability position, which included accrued interest but excluded any adjustment for nonperformance risk, related to these agreements was $5.7 million.  The Company has minimum collateral posting thresholds with its derivative counterparties.  At June 30, 2016, the Company’s activity with its derivative counterparties had met the level in which the minimum collateral posting thresholds take effect and the Company had posted $6.1 million of collateral to satisfy the agreements.  As of December 31, 2015, the termination value of derivatives in a net liability position, which included accrued interest but excluded any adjustment for nonperformance risk, related to these agreements was $2.8 million.  At December 31, 2015, the Company’s activity with its derivative counterparties had met the level in which the minimum collateral posting thresholds take effect and the Company had posted $4.5 million of collateral to satisfy the agreements.  If the Company had breached any of these provisions at June 30, 2016 or December 31, 2015, it could have been required to settle its obligations under the agreements at the termination value.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward-looking Statements

When used in this Quarterly Report on Form 10-Q and other documents filed or furnished by the Company with the Securities and Exchange Commission (the "SEC"), in the Company's press releases or other public or stockholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "intends" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including, among other things, (i) non-interest expense reductions from Great Southern's banking center consolidations might be less than anticipated and the costs of the consolidation and impairment of the value of the affected premises might be greater than expected; (ii) expected revenues, cost savings, earnings accretion, synergies and other benefits from the Fifth Third Bank branch acquisition and the Company's other merger and acquisition activities might not be realized within the anticipated time frames or at all, and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, might be greater than expected; (iii) changes in economic conditions, either nationally or in the Company's market areas; (iv) fluctuations in interest rates; (v) the risks of lending and investing activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses; (vi) the possibility of other-than-temporary impairments of securities held in the Company's securities portfolio; (vii) the Company's ability to access cost-effective funding; (viii) fluctuations in real estate values and both residential and commercial real estate market conditions; (ix) demand for loans and deposits in the Company's market areas; (x) the ability to adapt successfully to technological changes to meet customers’ needs and developments in the marketplace; (xi) the possibility that security measures implemented might not be sufficient to mitigate the risk of a cyber attack or cyber theft, and that such security measures might not protect against systems failures or interruptions; (xii) legislative or regulatory changes that adversely affect the Company's business, including, without limitation, the Dodd-Frank Wall Street Reform and Consumer Protection Act and its implementing regulations, and the overdraft protection regulations and customers' responses thereto; (xiii) changes in accounting principles, policies or guidelines; (xiv) monetary and fiscal policies of the Federal Reserve Board and the U.S. Government and other governmental initiatives affecting the financial services industry; (xv) results of examinations of the Company and Great Southern by their regulators, including the possibility that the regulators may, among other things, require the Company to increase its allowance for loan losses or to write-down assets; (xvi) costs and effects of litigation, including settlements and judgments; and (xvii) competition. The Company wishes to advise readers that the factors listed above and other risks described from time to time in documents filed or furnished by the Company with the SEC could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

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

Carrying Value of Loans Acquired in FDIC-assisted Transactions and Indemnification Asset

The Company considers that the determination of the carrying value of loans acquired in the FDIC-assisted transactions and the carrying value of the related FDIC indemnification asset involves a high degree of judgment and complexity. The carrying value of the acquired loans and the FDIC indemnification asset reflect management’s best ongoing estimates of the amounts to be realized on each of these assets. The Company determined initial fair value accounting estimates of the acquired assets and assumed liabilities in accordance with FASB ASC 805, Business Combinations. However, the amount that the Company realizes on these assets could differ materially from the carrying value reflected in its financial statements, based upon the timing of collections on the acquired loans in future periods. Because of the loss sharing agreements with the FDIC on certain of these assets, the Company should not incur any significant losses related to these assets. To the extent the actual values realized for the acquired loans are different from the estimates, the indemnification asset will generally be impacted in an offsetting manner due to the loss sharing support from the FDIC.  Subsequent to the initial valuation, the Company continues to monitor identified loan pools and related loss sharing assets for changes in estimated cash flows projected for the loan pools, anticipated credit losses and changes in the accretable yield.  Analysis of these variables requires significant estimates and a high degree of judgment.  See Note 7 “Acquired Loans, Loss Sharing Agreements and FDIC Indemnification Assets” included in Item 1 for additional information regarding the TeamBank, Vantus Bank, Sun Security Bank, InterBank and Valley Bank FDIC-assisted transactions.

Goodwill and Intangible Assets

Goodwill and intangible assets that have indefinite useful lives are subject to an impairment test at least annually and more frequently if circumstances indicate their value may not be recoverable. Goodwill is tested for impairment using a process that estimates the fair value of each of the Company’s reporting units compared with its carrying value. The Company defines reporting units as a level below each of its operating segments for which there is discrete financial information that is regularly reviewed. As of June 30, 2016, the Company has one reporting unit to which goodwill has been allocated – the Bank.  If the fair value of a reporting unit exceeds its carrying value, then no impairment is recorded. If the carrying value amount exceeds the fair value of a reporting unit, further testing is completed comparing the implied fair value of the reporting unit’s goodwill to its carrying value to measure the amount of impairment. Intangible assets that are not amortized will be tested for impairment at least annually by comparing the fair values of those assets to their carrying values. At June 30, 2016, goodwill consisted of $5.4 million at the Bank reporting unit, which included goodwill of $4.2 million that was recorded during the three months ended March 31, 2016 related to the acquisition of 12 branches from Fifth Third Bank.  Other identifiable intangible assets that are subject to amortization are amortized on a straight-line basis over a period of seven years. At June 30, 2016, the amortizable intangible assets consisted of core deposit intangibles of $8.0 million.  These amortizable intangible assets are reviewed for impairment if circumstances indicate their value may not be recoverable based on a comparison of fair value.

While the Company believes no impairment existed at June 30, 2016, different conditions or assumptions used to measure fair value of reporting units, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of the Company’s impairment evaluation in the future.

A summary of goodwill and intangible assets is as follows:

	June 30, 2016	December 31, 2015
	(In Thousands)
Goodwill – Branch acquisitions	$5,396	$1,169
Deposit intangibles
TeamBank	—	105
Vantus Bank	52	207
Sun Security Bank	788	964
InterBank	400	472
Boulevard Bank	580	641
Valley Bank	2,000	2,200
Fifth Third Bank	4,161	—
	7,981	4,589

	$13,377	$5,758

Current Economic Conditions

Changes in economic conditions could cause the values of assets and liabilities recorded in the financial statements to change rapidly, resulting in material future adjustments in asset values, the allowance for loan losses, or capital that could negatively impact the Company’s ability to meet regulatory capital requirements and maintain sufficient liquidity.

Following the bursting of the housing bubble in mid-2007, the United States entered into an economic recession.  The economic downturn of 2008 was caused by a housing market correction and a subprime mortgage crisis.  Unemployment rose from 4.7% in November 2007 to peak at 10% in October 2009.  The elevated unemployment levels negatively impacted consumer confidence which had a detrimental impact on industry-wide performance nationally as well as in the Company's Midwest market area.  Economic conditions have improved considerably over the past three years as indicated by increasing consumer confidence levels, increased economic activity and a continued decline in unemployment levels.

The national unemployment rate declined from 5.3% as of June 2015 to 4.9% as of June 2016.  While the unemployment rate rose to 4.9% from a nine-year low of 4.7% in May, the labor force participation rate, or the share of working-age Americans who are looking for a job, remained level at 63%.  The economy added 287,000 jobs in June 2016, after adding only 11,000 in May.  Employment gains in June occurred in leisure and hospitality, health care and social assistance, and financial activities. In the 12 months prior to June, employment growth averaged 199,000 per month.  Unemployment levels have decreased and remained below the national unemployment level in all states in which the Company has offices.  Unemployment rates at June 30, 2016, were:  Missouri at 4.5%, Arkansas at 3.8%, Kansas at 3.8%, Iowa at 4.0%, Nebraska at 3.0%, Minnesota at 3.8%, Oklahoma at 4.8% and Texas at 4.5%.   Of the metropolitan areas in which Great Southern Bank does business, the Tulsa market area has the highest level of unemployment at 4.9%. The unemployment rate at 3.4% for the Springfield market area was below the national and state average reported as of

June 30, 2016.  Metropolitan areas in Iowa, Nebraska and Minnesota boasted unemployment levels among the lowest in the nation.

Sales of newly built, single-family homes rose 3.5% to a seasonally adjusted annual rate of 592,000 units in June 2016, according to the U.S. Department of Housing and Urban Development and the U.S. Census Bureau. The median sales price of new houses sold in June 2016 was $306,700, with an average sales price of $358,200.  The seasonally adjusted estimate of new houses for sale at the end of June 2016 was 244,000, which represented a supply of 4.9 months at the current sales rate.  Sales of existing single-family homes increased 1.1% in June; the strongest pace since 2007.  First-time buyers made up 33% of those transactions, the biggest share in four years, easing concerns that a shortage of affordable houses has been pushing entry-level buyers out of the market.  The median existing-home price also reached a new high as it surged to $247,700, up 4.8% from a year ago.

According to Realty Trac, foreclosure filings fell to the lowest level in more than nine years in the second quarter of 2016. The number of properties in the U.S. in some stage of foreclosure was 19% lower than the same time last year.

The performance of commercial real estate markets has improved throughout the Company’s market areas as shown by increased real estate sales and financing activity. According to real estate services firm CoStar Group, retail, office and industrial types of commercial real estate properties continue to improve or remain stable in occupancy, absorption and rental income, both nationally and in our market areas.

While current economic indicators show improvement nationally in employment, housing starts and prices, commercial real estate occupancy, absorption and rental income, our management will continue to closely monitor regional, national and global economic conditions, as these could significantly impact our market areas.

Loss Sharing Agreements

On April 26, 2016, Great Southern Bank executed an agreement with the FDIC to terminate the loss sharing agreements for Team Bank, Vantus Bank and Sun Security Bank, effective immediately.  The agreement required the FDIC to pay $4.4 million to settle all outstanding items related to the terminated loss sharing agreements.  As a result of entering into the agreement, assets that were covered by the terminated loss sharing agreements, including covered loans in the amount of $61.5 million and covered other real estate owned in the amount of $468,000 as of March 31, 2016, were reclassified as non-covered assets effective April 26, 2016.  In anticipation of terminating the loss sharing agreements, an impairment of the related indemnification assets was recorded during the three months ended March 31, 2016 in the amount of $584,000.  On the date of the termination, the indemnification asset balances (and certain other receivables from the FDIC) related to Team Bank, Vantus Bank and Sun Security Bank, which totaled $4.4 million at March 31, 2016, became $0 as a result of the receipt of funds from the FDIC as outlined in the termination agreement.  There will be no future effects on non-interest income (expense) related to adjustments or amortization of the indemnification assets for Team Bank, Vantus Bank or Sun Security Bank; however, adjustments and amortization related to the InterBank indemnification asset and loss sharing agreement will continue.  The remaining accretable yield adjustments that affect interest income are not changed by this transaction and continue to be recognized for all FDIC-assisted transactions in the same manner as they have been previously.

The termination of the loss sharing agreements for the TeamBank, Vantus Bank and Sun Security Bank transactions has no impact on the yields for the loans that were previously covered under these agreements. All future recoveries, gains, losses and expenses related to these previously covered assets will now be recognized entirely by Great Southern Bank since the FDIC will no longer be sharing in such gains or losses. Accordingly, the Company’s future earnings will be positively impacted to the extent the Company recognizes gains on any sales or recoveries in excess of the carrying value of such assets. Similarly, the Company’s future earnings will be negatively impacted to the extent the Company recognizes expenses, losses or charge-offs related to such assets.

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

Great Southern's total assets increased $304.3 million, or 7.4%, from $4.10 billion at December 31, 2015, to $4.41 billion at June 30, 2016. Full details of the current period changes in total assets are provided in the “Comparison of Financial Condition at June 30, 2016 and December 31, 2015” section of this Quarterly Report on Form 10-Q.

Loans.  Net loans increased $314.7 million, or 9.4%, from $3.34 billion at December 31, 2015, to $3.66 billion at June 30, 2016.  Partially offsetting the increases in loans were decreases of $40.3 million in the acquired loan portfolios.  Excluding previously acquired covered and non-covered loans and mortgage loans held for sale, but including the loans acquired from Fifth Third Bank, total loans increased $355.6 million from December 31, 2015 to June 30, 2016, primarily in the areas of commercial real estate loans, other residential loans, one-to four-family residential loans, consumer loans, and commercial business loans.  The increase was primarily due to the loans acquired in the Fifth Third Bank transaction, as well as loan growth in our existing banking center network.  As loan demand is affected by a variety of factors, including general economic conditions, and because of the competition we face and our focus on pricing discipline and credit quality, we cannot be assured that our loan growth will match or exceed the level of increases achieved in this period or prior years.  The Company's strategy continues to be focused on maintaining credit risk and interest rate risk at appropriate levels.

Loan growth in the six months ended June 30, 2016, has occurred in most loan types and  in most of Great Southern’s primary lending locations, including Springfield, St. Louis, Kansas City, Des Moines, Omaha and Minneapolis, as well as the loan production offices in Dallas and Tulsa.  While most of the loan growth was organic, it was also partially due to the loans acquired from Fifth Third Bank.  Certain minimum underwriting standards and monitoring help assure the Company’s portfolio quality. Great Southern’s loan committee reviews and approves all new loan originations in excess of lender approval authorities.  Generally, the Company considers commercial construction, consumer, and commercial real estate loans to involve a higher degree of risk compared to some other types of loans, such as first mortgage loans on one- to four-family, owner-occupied residential properties.  For commercial real estate, commercial business and construction loans, these standards and procedures include, but are not limited to, an analysis of the borrower’s and guarantor’s financial condition, credit history, verification of liquid assets, collateral, market analysis and repayment ability.  It has been, and continues to be, Great Southern’s practice to verify information from potential borrowers regarding assets, income or payment ability and credit ratings as applicable and as required by the authority approving the loan.  To minimize construction risk, projects are monitored as construction draws are requested by comparison to budget and with progress verified through property inspections.  The geographic and product diversity of collateral, equity requirements and limitations on speculative construction projects help to mitigate overall risk in these loans. Underwriting standards for all loans also include loan-to-value ratio limitations which vary depending on collateral type, debt service coverage ratios or debt payment to income ratio guidelines, where applicable, credit histories, use of guaranties and other recommended terms relating to equity requirements, amortization, and maturity.  Consumer loans are primarily secured by new and used motor vehicles and these loans are also subject to certain minimum underwriting standards to assure portfolio quality.  Great Southern’s consumer underwriting and pricing standards have been fairly consistent over the past several years.  The underwriting standards employed by Great Southern for consumer loans include a determination of the applicant's payment history on other debts, credit scores, employment history and an assessment of ability to meet existing obligations and payments on the proposed loan.  See “Item 1. Business – Lending Activities – General, – Commercial Real Estate and Construction Lending, and – Consumer Lending” in the Company’s December 31, 2015 Annual Report on Form 10-K.

While our policy allows us to lend up to 95% of the appraised value on one-to four-family residential properties, originations of loans with loan-to-value ratios at that level are minimal.  When they are allowed at those levels, private mortgage insurance is required for loan amounts above the 80% level.  Few exceptions occur and would be based on analyses which determined minimal transactional risk to be involved.  We consider these lending practices to be consistent with or more conservative than what we believe to be the norm for banks our size.  At June 30, 2016 and

December 31, 2015, an estimated 0.2% and 0.2%, respectively, of total owner occupied one- to four-family residential loans had loan-to-value ratios above 100% at origination.  At June 30, 2016 and December 31, 2015, an estimated 1.8% and 2.1%, respectively, of total non-owner occupied one- to four-family residential loans had loan-to-value ratios above 100% at origination.

At June 30, 2016, troubled debt restructurings totaled $41.0 million, or 1.1% of total loans, down $4.0 from $45.0 million, or 1.3% of total loans, at December 31, 2015.  Concessions granted to borrowers experiencing financial difficulties may include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.  For troubled debt restructurings occurring during the six months ended June 30, 2016, no loans were restructured into multiple new loans.  For troubled debt restructurings occurring during the year ended December 31, 2015, no loans were restructured into multiple new loans.  For further information on troubled debt restructurings, see Note 6 of the Notes to Consolidated Financial Statements contained in this report.

The loss sharing agreements with the FDIC are subject to limitations on the types of losses covered and the length of time losses are covered, and are conditioned upon the Bank complying with its requirements in the agreements with the FDIC, including requirements regarding servicing and other loan administration matters.  The original terms of the loss sharing agreements extend for ten years for single family real estate loans and for five years for other loans. As noted above, the loss sharing agreements for Team Bank, Vantus Bank and Sun Security Bank were terminated on April 26, 2016.

At June 30, 2016, approximately six years remained on the loss sharing agreement for single family real estate loans acquired from InterBank and the remaining loans had an estimated average life of five to twelve years.  At June 30, 2016, approximately one year remained on the loss sharing agreement for non-single-family loans acquired from InterBank and the remaining loans had an estimated average life of one year.  While the expected repayments for certain of the acquired loans extend beyond the terms of the loss sharing agreements, the Bank has identified and will continue to identify problem loans and will make every effort to resolve them within the time limits of the agreements.  The Company may sell any loans remaining at the end of the loss sharing agreement subject to the approval of the FDIC.

Loans that were acquired through FDIC-assisted transactions, which are accounted for in pools, are currently included in the analysis and estimation of the allowance for loan losses.  If expected cash flows to be received on any given pool of loans decreases from previous estimates, then a determination is made as to whether the loan pool should be charged down or the allowance for loan losses should be increased (through a provision for loan losses).  This is true of all acquired loan pools regardless of whether they are covered by loss sharing agreements.  If a charge down occurs to a loan pool that is covered by a loss sharing agreement, the full amount of the charge down will be reflected in the allowance for loan losses and a separate asset will be recorded for the amount to be recovered from the FDIC.  The loss sharing agreements and their related limitations are described in detail in Note 7 of the Notes to Consolidated Financial Statements contained in this report.  For acquired loan pools that currently are not covered by loss sharing agreements, the Company may allocate, and at June 30, 2016, has allocated, a portion of its allowance for loan losses related to these loan pools in a manner similar to how it allocates its allowance for loan losses to those loans which are collectively evaluated for impairment.

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

Premises and Equipment, net.  Great Southern had net premises and equipment of $142.3 million at June 30, 2016, an increase of $12.6 million, or 9.7%, from $129.7 million at December 31, 2015.  The increase in premises and equipment was primarily due to the acquisition of 12 branches from Fifth Third Bank in January 2016.  For further information on the acquisition, see the Company’s March 31, 2016 Quarterly Report on Form 10-Q.

Goodwill and Other Intangible Assets. The Company's goodwill and other intangible assets totaled $13.4 million at June 30, 2016, an increase of $7.6 million, or 132.3%, compared to $5.8 million at December 31, 2015.  The increase was due to the goodwill and core deposit intangible amounts recorded during the three months ended March 31, 2016 related to the Fifth Third Bank branch acquisition, as discussed above in the “Goodwill and Intangible Assets” section of this report.

Available-for-Sale Securities. The Company's available-for-sale securities totaled $238.2 million at June 30, 2016, a decrease of $24.7 million, or 9.4%, compared to $262.9 million at December 31, 2015.  The decrease was primarily due to calls of municipal securities, sales of certain mortgage-backed securities, the sale of an investment in a managed equity fund held by the Company, and normal monthly payments received related to the portfolio of mortgage-backed securities, partially offset by the purchase of two mortgage-backed securities.  The Company was required to divest the investment held by the Company as a result of regulations recently adopted by the Federal Reserve Board.  Other investment securities were reduced because they were no longer needed for pledging for public fund deposits.

Deposits.  The Company attracts deposit accounts through its retail branch network, correspondent banking and corporate services areas, and brokered deposits. The Company then utilizes these deposit funds, along with FHLBank advances and other borrowings, to meet loan demand or otherwise fund its activities. In the six months ended June 30, 2016, total deposit balances increased $115.4 million, or 3.5%.  Transaction account balances increased $102.9 million to $2.08 billion at June 30, 2016, from $1.98 billion at December 31, 2015, while retail certificates of deposit increased $68.7 million to $1.07 billion at June 30, 2016, from $1.00 billion at December 31, 2015.  These increases were primarily a result of the Bank’s assumption of deposits as part of the Fifth Third Bank branch acquisition in January 2016.  In addition, at June 30, 2016 and December 31, 2015, customer deposits totaling $13.7 million and $12.2 million, respectively, were part of the CDARS program, which allows customers to maintain balances in an insured manner that would otherwise exceed the FDIC deposit insurance limit. The FDIC counts these deposits as brokered, but these are deposit accounts that we generate with customers in our local markets.  Brokered deposits, including CDARS program purchased funds, were $213.9 million at June 30, 2016, a decrease of $57.6 million from $271.5 million at December 31, 2015.

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

Short-term Borrowings and Federal Home Loan Bank Advances.  Federal Home Loan Bank advances decreased $232.0 million from $263.5 million at December 31, 2015 to $31.5 million at June 30, 2016.  The decreased advances, plus additional funds needed due to loan growth, were replaced with overnight fed funds borrowings through the FHLBank.  As such, short-term borrowings had an increase of $400.0 million from $1.3 million at December 31, 2015 to $401.3 million at June 30, 2016.  The overnight fed funds borrowing rate was lower than the one week or longer term rates for FHLBank advances, so the Company elected to utilize the overnight borrowings.

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

The current level and shape of the interest rate yield curve poses challenges for interest rate risk management. Prior to its increase of 0.25% on December 16, 2015, the Federal Reserve Bank (the “FRB”) last changed interest rates on December 16, 2008. This was the first rate increase since June 29, 2006.  Great Southern has a significant portfolio of loans which are tied to a "prime rate" of interest. Most of these loans are tied to some national index of "prime," while some are indexed to "Great Southern prime" (GSB). The Company had elected to leave its “Great Southern prime rate” of interest at 5.00%, but increased this rate to 5.25% in December 2015 following the FRB rate increase. This does not affect a large number of customers, as there is no longer a significant portion of the loan portfolio indexed to “Great Southern prime” rate. But for the interest rate floors, a rate cut by the FRB generally would have an anticipated immediate negative impact on the Company’s net interest income due to the large total balance of loans which generally adjust immediately as the Federal Funds rate adjusts. Loans at their floor rates are subject to the risk that borrowers will seek to refinance elsewhere at the lower market rate, however.  Because the Federal Funds rate is already very low, there may also be a negative impact on the Company's net interest income due to the Company's inability to significantly lower its funding costs in the current competitive rate environment, although interest rates on assets may decline further. Conversely, interest rate increases would normally result in increased interest rates on our prime-based loans.  The interest rate floors in effect may limit the immediate increase in interest rates on certain of these loans, until such time as rates rise above the floors.  However, the Company may have to increase rates paid on deposits to maintain deposit balances and pay higher rates on borrowings.  The impact of the low rate environment on our net interest margin in future periods is expected to be fairly neutral.  Any margin gained by these rate increases on loans may be somewhat offset by reduced yields from our investment securities and our existing loan portfolio as payments are made and the proceeds are potentially reinvested at lower rates.  Interest rates on certain adjustable rate loans may reset lower according to their contractual terms and index rate to which they are tied and new loans may be originated at lower market rates than the overall portfolio rate.  For further discussion of the processes used to manage our exposure to interest rate risk, see “Item 3.  Quantitative and Qualitative Disclosures About Market Risk – How We Measure the Risks to Us Associated with Interest Rate Changes.”

The negative impact of declining loan interest rates had been mitigated by the positive effects of the Company’s loans which have interest rate floors. At June 30, 2016, the Company had a portfolio (excluding the loans acquired in the FDIC-assisted transactions) of prime-based loans totaling approximately $429 million with rates that change immediately with changes to the prime rate of interest.  Of those loans, $408 million also had interest rate floors. These floors were at varying rates, with $12 million of these loans having floor rates of 7.0% or greater and another $96 million of these loans having floor rates between 5.0% and 7.0%. In addition, $300 million of these loans have floor rates between 2.75% and 5.0%.  At June 30, 2016, $195 million of these loans were at their floor rates.  Also included in these prime-based loans at June 30, 2016, the Company had a portfolio (excluding the loans acquired in the FDIC-assisted transactions) of GSB prime-based loans totaling approximately $80 million with rates that change immediately with changes to the GSB prime rate of interest.  Of those loans, $77 million also had interest rate floors.  At June 30, 2016, $18 million of the $77 million GSB prime rate loans with interest rate floors were at their floor rates.  The loan yield for the total loan portfolio was approximately 104 basis points and 106 basis points higher than the national "prime rate of interest" at June 30, 2016 and December 31, 2015, respectively, partly because of these interest rate floors. While interest rate floors have had an overall positive effect on the Company’s results during this period, they do subject the Company to the risk that borrowers will elect to refinance their loans with other lenders.  To the extent economic conditions improve, the risk that borrowers will seek to refinance their loans increases.

Non-Interest Income and Non-Interest (Operating) Expenses.  The Company's profitability is also affected by the level of its non-interest income and operating expenses. Non-interest income consists primarily of service charges and ATM fees, accretion income (net of amortization) related to the FDIC-assisted acquisitions, late charges and prepayment fees on loans, gains on sales of loans and available-for-sale investments and other general operating income.  In 2016 and 2015, increases in the cash flows expected to be collected from the FDIC-covered loan portfolios resulted in amortization (expense) recorded relating to reductions of expected reimbursements under the loss sharing agreements with the FDIC, which are recorded as indemnification assets.  This is no longer the case for the TeamBank, Vantus Bank and Sun Security Bank transactions, subsequent to April 26, 2016 (due to the termination of the related loss sharing agreements effective as of that date).  Non-interest income may also be affected by the Company's interest rate derivative activities, if the Company chooses to implement derivatives.  See Note 14 “Derivatives and Hedging Activities” in the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information regarding the Bank’s hedging activities.

Operating expenses consist primarily of salaries and employee benefits, occupancy-related expenses, expenses related to foreclosed assets, postage, FDIC deposit insurance, advertising and public relations, telephone, professional fees, office expenses and other general operating expenses.  Details of the current period changes in non-interest income and non-interest expense are provided in the “Results of Operations and Comparison for the Three and Six Months Ended June 30, 2016 and 2015” section of this Quarterly Report on Form 10-Q.

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

Business Initiatives

During the three months ended June 30, 2016, the Company announced plans to consolidate two banking centers into other nearby Great Southern bank center locations as part of the Company’s ongoing performance review of its entire banking center network. In O’Fallon, Mo., a banking center at 100 Christina Marie Drive will be consolidated into an office at 2419 Highway K in August 2016. The Christina Marie Drive banking center was opened by Great Southern in 2012. The Highway K office was acquired through the January 2016 Fifth Third Bank branch acquisition in the St. Louis market area. In Neosho, Mo., the office located at 111 E. Main Street will be consolidated into the banking center at 713 S. Neosho Boulevard. This consolidation is expected to occur in October 2016.

A new banking center is under construction in a growing retail district in the Omaha, Neb., market area. The full-service office, located at Cornhusker and US 75 Highway in Bellevue, is expected to open during the fourth quarter of 2016. The new full-service office will replace an existing leased banking center located at 1902 Harlan Drive in Bellevue, Neb. The Company currently operates four offices in the Omaha metropolitan area: one in Omaha, two in Bellevue and one in Fort Calhoun.

Comparison of Financial Condition at June 30, 2016 and December 31, 2015

During the six months ended June 30, 2016, the Company’s total assets increased by $304.3 million to $4.41 billion.  The increase was attributable to the loans, premises and equipment and intangible assets related to the Fifth Third Bank branch acquisition, as well as an increase in loans originated by the Bank, partially offset by reductions in available-for-sale investment securities and the FDIC indemnification asset.

Net loans increased $314.7 million from December 31, 2015, to $3.66 billion at June 30, 2016.  Excluding previously acquired covered and non-covered loans, and mortgage loans held for sale, but including the loans acquired from Fifth Third Bank in January 2016, total loans increased $355.6 million from December 31, 2015 to June 30, 2016, with increases primarily in the areas of commercial real estate loans, other (multi-family) residential loans, one-to four-family residential loans, and consumer loans.  Partially offsetting these increases were decreases in net loans acquired in the FDIC-assisted transactions of $40.3 million.

The Company's available-for-sale securities decreased $24.7 million compared to December 31, 2015.  The decrease was primarily due to calls of municipal securities, sales of certain mortgage-backed securities, the sale of an investment in a managed equity fund held by the Company, and normal monthly payments received related to the portfolio of mortgage-backed securities, partially offset by the purchase of two mortgage-backed securities.  The Company was required to divest the investment held by the Company as a result of regulations recently adopted by the Federal Reserve Board.  Other investment securities were reduced because they were no longer needed for pledging for public fund deposits.

Cash and cash equivalents were $203.7 million at June 30, 2016, an increase of $4.5 million, or 2.3%, from $199.2 million at December 31, 2015.  During the six months ended June 30, 2016, cash and cash equivalents increased primarily due to the cash received in the Fifth Third Bank transaction and sales of and payments received on available-for-sale securities.  This increase in cash and cash equivalents was generally offset by using the cash to fund loans.

Net premises and equipment increased $12.6 million from December 31, 2015, primarily due to the branches acquired in the Fifth Third Bank transaction, partially offset by the transfer of branches closed in January 2016 to other real estate owned and the two branches which were sold.

Net other real estate owned increased $3.0 million to $34.9 million at June 30, 2016.  Of this increase, $2.6 million was due to the net addition of eleven properties during the period, all of which were former banking center locations that closed in January 2016.

Total liabilities increased $288.3 million from $3.71 billion at December 31, 2015 to $3.99 billion at June 30, 2016.  The increase was primarily attributable to an increase in short-term borrowings from the FHLBank and the deposits assumed

in the Fifth Third Bank branch transaction.   Total deposits increased $115.4 million from December 31, 2015.  Transaction account balances increased $102.9 million to $2.08 billion at June 30, 2016, from $1.98 billion at December 31, 2015, while retail certificates of deposit increased $68.7 million to $1.07 billion at June 30, 2016, from $1.00 billion at December 31, 2015.

FHLBank advances decreased $232.0 million from $263.5 million at December 31, 2015 to $31.5 million at June 30, 2016.  The decreased advances, plus additional funds needed due to loan growth, were replaced with overnight fed funds borrowings through the FHLBank.  As such, short-term borrowings had an increase of $400.0 million from $1.3 million at December 31, 2015 to $401.3 million at June 30, 2016.  The overnight fed funds borrowing rate was lower than the one week or longer term rates for FHLBank advances, so the Company elected to utilize the overnight borrowings.

Securities sold under reverse repurchase agreements with customers increased $5.6 million from $116.2 million at December 31, 2015 to $121.8 million at June 30, 2016.  These balances fluctuate over time based on customer demand for this product.

Total stockholders' equity increased $16.0 million from $398.2 million at December 31, 2015 to $414.2 million at June 30, 2016.  The Company recorded net income of $22.3 million for the six months ended June 30, 2016, and dividends declared on common stock were $6.1 million.  Accumulated other comprehensive income decreased $927,000 due to the realization of the previously unrealized gain on the sale of the investment security held at the Company and changes in the fair value of cash flow hedges, partially offset by increases in the fair value of available-for-sale investment securities.  In addition, total stockholders’ equity increased $479,000 due to stock option exercises.

Results of Operations and Comparison for the Three and Six Months Ended June 30, 2016 and 2015

General

Net income was $12.5 million for the three months ended June 30, 2016 compared to $12.0 million for the three months ended June 30, 2015. This increase of $531,000, or 4.4%, was primarily due to an increase in non-interest income of $5.5 million, or 157.9%, partially offset by an increase in non-interest expense of $1.9 million, or 6.6%, a decrease in net interest income of $1.3 million, or 3.2%, an increase in provision for loan losses of $1.0 million, or 76.9%, and an increase in income tax expense of $723,000, or 17.2%.  Net income available to common stockholders was $12.5 million and $11.9 million for the three months ended June 30, 2016 and 2015, respectively.

Net income was $22.3 million for the six months ended June 30, 2016 compared to $23.7 million for the six months ended June 30, 2015. This decrease of $1.4 million, or 5.6%, was primarily due to an increase in non-interest expense of $5.5 million, or 10.0%, a decrease in net interest income of $4.4 million, or 5.1%, an increase in provision for loan losses of $1.8 million, or 69.3%, and an increase in income tax expense of $128,000, or 1.6%, partially offset by an increase in non-interest income of $10.5 million, or 308.7%.  Net income available to common stockholders was $22.3 million and $23.4 million for the six months ended June 30, 2016 and 2015, respectively.

Total Interest Income

Total interest income decreased $98,000, or 0.2%, during the three months ended June 30, 2016 compared to the three months ended June 30, 2015.  The decrease was due to a $229,000 decrease in interest income on investments and other interest-earning assets, partially offset by a $131,000 increase in interest income on loans.  Interest income from investment securities and other interest-earning assets decreased during the three months ended June 30, 2016 compared to the same period in 2015 due to lower average balances, partially offset by higher average rates of interest.
Interest income on loans increased for the three months ended June 30, 2016, due to higher average balances on loans, partially offset by lower average rates of interest.

Total interest income decreased $2.2 million, or 2.4%, during the six months ended June 30, 2016 compared to the six months ended June 30, 2015.  The decrease was due to a $1.8 million decrease in interest income on loans and a $487,000 decrease in interest income on investments and other interest-earning assets.  Interest income on loans decreased for the six months ended June 30, 2016 compared to the same period in 2015, due to lower average rates of interest, partially offset by higher average balances on loans.  Interest income from investment securities and other interest-earning assets decreased during the six months ended June 30, 2016, due to lower average balances, partially offset by higher average rates of interest.

Interest Income – Loans

During the three months ended June 30, 2016 compared to the three months ended June 30, 2015, interest income on loans increased due to higher average balances, offset by lower average interest rates.

Interest income increased $5.4 million as the result of higher average loan balances, which increased from $3.20 billion during the three months ended June 30, 2015, to $3.63 billion during the three months ended June 30, 2016.  The higher average balances were primarily due to organic loan growth, as well as the loans added as part of the Fifth Third Bank branch acquisition.

Interest income decreased $5.3 million as a result of lower average interest rates on loans.  The average yield on loans decreased from 5.51% during the three months ended June 30, 2015, to 4.89% during the three months ended June 30, 2016.  This decrease was due to lower overall loan rates and a lower amount of accretion income in the current year period compared to the prior year period resulting from the increases in expected cash flows to be received from the FDIC-acquired loan pools as previously discussed in Note 7 of the Notes to Consolidated Financial Statements.

On an on-going basis, the Company estimates the cash flows expected to be collected from the acquired loan pools. This cash flows estimate has increased, based on the payment histories and reduced loss expectations of the loan pools, resulting in adjustments to be spread on a level-yield basis over the remaining expected lives of the loan pools. For the loan pools acquired in the 2009, 2011 and 2012 FDIC-assisted transactions, the increases in expected cash flows also reduce the amount of expected reimbursements under the loss sharing agreements with the FDIC, which are recorded as indemnification assets. Therefore, the expected indemnification assets have also been reduced, resulting in adjustments to be amortized on a comparable basis over the remainder of the loss sharing agreements or the remaining expected life of the loan pools, whichever is shorter.  The loss sharing agreements for the 2009 and 2011 FDIC-assisted transactions were terminated effective April 26, 2016, and the related indemnification assets have been reduced to $-0-.  For the three months ended June 30, 2016 and 2015, the adjustments increased interest income by $3.9 million and $7.3 million, respectively, and decreased non-interest income by $1.8 million and $5.4 million, respectively.  The net impact to pre-tax income was $2.1 million and $1.9 million for the three months ended June 30, 2016 and 2015, respectively.

As of June 30, 2016, the remaining accretable yield adjustment that will affect interest income is $8.3 million and the remaining adjustment to the indemnification assets related to InterBank, including the effects of the clawback liability, that will affect non-interest income (expense) is $(4.0) million.  The $8.3 million of accretable yield adjustment relates to Team Bank, Vantus Bank, Sun Security Bank and InterBank, and this income is not affected by the termination of the loss sharing agreements for Team Bank, Vantus Bank and Sun Security Bank.  The expense, as noted, is only related to InterBank, as there is no longer, nor will there be in the future, expense related to Team Bank, Vantus Bank, or Sun Security Bank due to the termination of the related loss sharing agreements.  Of the remaining adjustments, we expect to recognize $4.0 million of interest income and $(1.8) million of non-interest income (expense) during the remainder of 2016.  Additional adjustments may be recorded in future periods from the FDIC-assisted transactions, as the Company continues to estimate expected cash flows from the acquired loan pools.  Apart from the yield accretion, the average yield on loans was 4.46% for the three months ended June 30, 2016, down from 4.60% for the three months ended June 30, 2015, as a result of loan pay-offs, normal amortization of higher-rate loans and new loans that were made at current lower market rates.

In addition, the Company’s net interest margin has been impacted by additional yield accretion recognized in conjunction with updated estimates of the fair value of the loan pools acquired in the June 2014 Valley Bank FDIC-assisted transaction.  Beginning with the three months ended December 31, 2014, the cash flow estimates have increased for certain of the Valley Bank loan pools primarily based on significant loan repayments and also due to collection of certain loans, thereby reducing loss expectations on certain of the loan pools. This resulted in increased income that was spread on a level-yield basis over the remaining expected lives of these loan pools.  The Valley Bank transaction does not include a loss sharing agreement with the FDIC.  Therefore, there is no related indemnification asset. The entire amount of the discount adjustment has been and will be accreted to interest income over time with no offsetting impact to non-interest income.  The amount of the Valley Bank discount adjustment accreted to interest income for the three months ended June 30, 2016 was $1.7 million and is included in the impact on net interest income/net interest margin amount discussed above.  Based on current estimates, we anticipate recording additional interest income accretion of $1.8 million in the remainder of 2016 related to Valley Bank loans, which is included in the $4.0 million discussed above.

During the six months ended June 30, 2016 compared to the six months ended June 30, 2015, interest income on loans decreased due to lower average interest rates, partially offset by higher average balances.

Interest income decreased $12.3 million as a result of lower average interest rates on loans.  The average yield on loans decreased from 5.72% during the six months ended June 30, 2015, to 4.98% during the six months ended June 30, 2016.  This decrease was due to a reduction in overall loan rates and a decrease in additional yield accretion recognized in conjunction with the fair value of the loan pools acquired in the FDIC-assisted transactions as discussed above for the three months ended June 30, 2016 and as previously discussed in Note 7 of the Notes to Consolidated Financial Statements.  The adjustments increased interest income by $9.2 million and decreased non-interest income by $4.7 million during the six months ended June 30, 2016, for a net positive impact of $4.5 million to pre-tax income.  The adjustments increased interest income by $16.2 million and decreased non-interest income by $12.1 million during the six months ended June 30, 2015, for a net positive impact of $4.1 million to pre-tax income.  The amount of the Valley Bank discount adjustment accreted to interest income for the six months ended June 30, 2016 was $3.7 million and is included in the impact on net interest income/net interest margin amount discussed here.  Apart from the yield accretion, the average yield on loans was 4.45% for the six months ended June 30, 2016, down from 4.69% for the six months ended June 30, 2015 for reasons discussed above. Interest income also decreased due to significant interest recoveries in the prior year period, as discussed in the paragraph below.

During the six months ended June 30, 2015, the Company collected $892,000 on certain acquired loans which had previously not been expected to be collectible. These collections were recorded as interest income in the prior year six month period and had a positive impact on the net interest margin in the prior year period of approximately five basis points (annualized). As the loans were subject to loss sharing agreements at that time, 80% of the amounts collected, or $714,000, was recorded in the prior year six month period and included in non-interest income under "accretion (amortization) of income related to business acquisitions."

Interest income increased $10.6 million as the result of higher average loan balances, which increased from $3.17 billion during the six months ended June 30, 2015, to $3.56 billion during the six months ended June 30, 2016.  The higher average balances were primarily due to organic loan growth, in addition to the loans obtained as part of the Fifth Third Bank branch acquisition.

Interest Income – Investments and Other Interest-earning Assets

Interest income on investments and other interest-earning assets decreased in the three months ended June 30, 2016 compared to the three months ended June 30, 2015.  Interest income decreased $482,000 as a result of a decrease in average balances from $517.7 million during the three months ended June 30, 2015, to $362.9 million during the three months ended June 30, 2016.  Average balances of securities decreased primarily due to the calls of certain municipal securities, the sale of certain mortgage-backed securities, and the normal monthly payments received on the portfolio of mortgage-backed securities, with proceeds ultimately being used to fund a portion of new loan originations.  Interest income increased $253,000 due to an increase in average interest rates from 1.38% during the three months ended June 30, 2015, to 1.73% during the three months ended June 30, 2016 due to a higher portion of the investment portfolio in tax-exempt municipal bonds and higher market rates of interest on other interest-bearing deposits in financial institutions.

Interest income on investments and other interest-earning assets decreased in the six months ended June 30, 2016 compared to the six months ended June 30, 2015.  Interest income decreased $1.1 million as a result of a decrease in average balances from $547.3 million during the six months ended June 30, 2015, to $372.4 million during the six months ended June 30, 2016.  Average balances of securities decreased primarily due to the calls of certain municipal securities, the sale of certain mortgage-backed securities, and the normal monthly payments received on the portfolio of mortgage-backed securities, with proceeds ultimately being used to fund a portion of new loan originations.  Interest income increased $576,000 due to an increase in average interest rates from 1.38% during the six months ended June 30, 2015, to 1.76% during the six months ended June 30, 2016 due to a higher portion of the investment portfolio in tax-exempt municipal bonds and higher market rates of interest on other interest-bearing deposits in financial institutions.

The Company’s interest-earning deposits and non-interest-earning cash equivalents currently earn very low or no yield and therefore negatively impact the Company’s net interest margin. At June 30, 2016, the Company had cash and cash equivalents of $203.7 million compared to $199.2 million at December 31, 2015.

Total Interest Expense

Total interest expense increased $1.2 million, or 33.5%, during the three months ended June 30, 2016, when compared with the three months ended June 30, 2015, due to an increase in interest expense on deposits of $988,000, or 31.5%, an increase in interest expense on short-term borrowing and repurchase agreements of $390,000, or 2,437.5%, and an increase in interest expense on subordinated debentures issued to capital trust of $30,000, or 18.8%, partially offset by a decrease in interest expense on FHLBank advances of $159,000, or 38.2%.

Total interest expense increased $2.1 million, or 27.9%, during the six months ended June 30, 2016, when compared with the six months ended June 30, 2015, due to an increase in interest expense on deposits of $1.8 million, or 28.0%, an increase in interest expense on short-term borrowing and repurchase agreements of $450,000, or 1,216.2%, and an increase in interest expense on subordinated debentures issued to capital trust of $51,000, or 16.3%, partially offset by a decrease in interest expense on FHLBank advances of $167,000, or 19.4%.

Interest Expense – Deposits

Interest expense on demand deposits increased $428,000 due to average rates of interest that increased from 0.14% in the three months ended June 30, 2015 to 0.26% in the three months ended June 30, 2016.  Interest expense on demand deposits increased $29,000 due to an increase in average balances from $1.43 billion during the three months ended June 30, 2015, to $1.51 billion during the three months ended June 30, 2016.  The increase in average balances of interest-bearing demand deposits was a result of the deposits assumed as part of the Fifth Third Bank branch acquisitions, partially offset by decreases in certain deposit types, such as public funds.

Interest expense on time deposits increased $426,000 as a result of an increase in average rates of interest from 0.84% during the three months ended June 30, 2015, to 0.98% during the three months ended June 30, 2016.  Interest expense on time deposits increased $105,000 due to an increase in average balances of time deposits from $1.25 billion during the three months ended June 30, 2015, to $1.30 billion during the three months ended June 30, 2016.  A large portion of the Company’s certificate of deposit portfolio matures within six to eighteen months and therefore reprices fairly quickly; this is consistent with the portfolio over the past several years.  The increase in average balances of time deposits was primarily a result of increased balances of brokered deposits and time deposits opened through the Company’s internet deposit acquisition channels.

Interest expense on demand deposits increased $587,000 due to average rates of interest that increased from 0.17% in the six months ended June 30, 2015 to 0.25% in the six months ended June 30, 2016.  Interest expense on demand deposits increased $54,000 due to an increase in average balances from $1.43 billion during the six months ended June 30, 2015, to $1.49 billion during the six months ended June 30, 2016.  The increase in average balances of interest-bearing demand deposits was a result of the deposits assumed as part of the Fifth Third Bank branch acquisitions, partially offset by decreases in certain deposit types, such as public funds.

Interest expense on time deposits increased $726,000 as a result of an increase in average rates of interest from 0.84% during the six months ended June 30, 2015, to 0.95% during the six months ended June 30, 2016.  Interest expense on time deposits increased $395,000 due to an increase in average balances of time deposits from $1.22 billion during the six months ended June 30, 2015, to $1.31 billion during the six months ended June 30, 2016. A large portion of the Company’s certificate of deposit portfolio matures within six to eighteen months and therefore reprices fairly quickly; this is consistent with the portfolio over the past several years.  The increase in average balances of time deposits was primarily a result of increased balances of brokered deposits and time deposits opened through the Company’s internet deposit acquisition channels.

Interest Expense – FHLBank Advances, Short-term Borrowings and Repurchase Agreements and Subordinated Debentures Issued to Capital Trusts

During the three months ended June 30, 2016 compared to the three months ended June 30, 2015, interest expense on FHLBank advances decreased due to lower average balances, partially offset by higher average rates of interest.  Interest expense on FHLBank advances decreased $499,000 due to a decrease in average balances from $142.5 million during the three months ended June 30, 2015, to $31.5 million during the three months ended June 30, 2016.  This decrease was primarily due to the replacement of short-term FHLBank advances with overnight fed funds borrowings from the FHLBank.  Partially offsetting the decrease due to average balances was an increase in interest expense of $340,000 due to an increase in average interest rates from 1.17% in the three months ended June 30, 2015, to 3.28% in the three months ended June 30, 2016.  The increase in the average rate was due to a change in the mix of the advances compared to the prior year period.  Short-term advances with very low interest rates were utilized more significantly in the prior year period, which caused the overall average rate to be lower.  In the current year period, the Company utilized more overnight borrowings from the FHLBank which are included in short-term borrowings.

During the six months ended June 30, 2016 compared to the six months ended June 30, 2015, interest expense on FHLBank advances decreased due to lower average balances, partially offset by higher average rates of interest.  Interest expense on FHLBank advances decreased $404,000 due to a decrease in average balances from $175.0 million during the six months ended June 30, 2015, to $105.6 million during the six months ended June 30, 2016.  This decrease was primarily due to the replacement of short-term FHLBank advances with overnight fed funds borrowings from the FHLBank.  Partially offsetting the decrease due to average balances was an increase in interest expense of $237,000 due to an increase in average interest rates from 0.99% in the six months ended June 30, 2015, to 1.33% in the six months ended June 30, 2016.  The increase in the average rate was due to a change in the mix of the advances compared to the prior year period.  Short-term advances with very low interest rates were utilized more significantly in the prior year period, which caused the overall average rate to be lower.  In the current year period, the Company utilized more overnight borrowings from the FHLBank which are included in short-term borrowings.

Interest expense on short-term borrowings and repurchase agreements increased $360,000 due to average rates that increased from 0.03% in the three months ended June 30, 2015, to 0.38% in the three months ended June 30, 2016.  The increase was due to a change in the mix of borrowings in the current period, during which overnight fed funds borrowings from the FHLBank were increased, which are at a higher interest rate than repurchase agreements.  Interest expense on short-term borrowings and repurchase agreements increased $30,000 due to an increase in average balances from $215.3 million during the three months ended June 30, 2015, to $428.8 million during the three months ended June 30, 2016, which is due to an increase in short-term borrowings, partially offset by a decrease in repurchase agreements.

Interest expense on short-term borrowings and repurchase agreements increased $427,000 due to average rates that increased from 0.03% in the six months ended June 30, 2015, to 0.31% in the six months ended June 30, 2016.  The increase was due to a change in the mix of borrowings in the current period, during which overnight fed funds borrowings from the FHLBank were increased, which are at a higher interest rate than repurchase agreements.  Interest expense on short-term borrowings and repurchase agreements increased $23,000 due to an increase in average balances from $220.0 million during the six months ended June 30, 2015, to $316.9 million during the six months ended June 30, 2016, which is due to an increase in short-term borrowings, partially offset by a decrease in repurchase agreements.

During the three months ended June 30, 2016, compared to the three months ended June 30, 2015, interest expense on subordinated debentures issued to capital trusts increased $49,000 due to higher average interest rates.  The average interest rate was 2.08% in the three months ended June 30, 2015, compared to 2.96% in the three months ended June 30, 2016.  The increase in the interest rate resulted from the amortization of the cost of interest rate caps the Company purchased in 2013 to limit the interest rate risk from rising LIBOR rates related to the Company’s subordinated debentures issued to capital trusts.  Interest expense on subordinated debentures issued to capital trusts decreased $19,000 due to a decrease in average balances from $30.9 million for the three months ended June 30, 2015 to $25.8 million during the three months ended June 30, 2016.  The average balance decreased because the Company redeemed $5.0 million of its subordinated debentures during the three months ended September 30, 2015.  The remaining debentures are variable-rate debentures which bear interest at an average rate of three-month LIBOR plus 1.60%, adjusting quarterly.  The average interest rate will continue to be higher than this until the third quarter of 2017 as a result of the amortization of the cost of the interest rate cap.

During the six months ended June 30, 2016, compared to the six months ended June 30, 2015, interest expense on subordinated debentures issued to capital trusts increased $89,000 due to higher average interest rates.  The average interest rate was 2.03% in the six months ended June 30, 2015, compared to 2.83% in the six months ended June 30, 2016.  The increase in the interest rate resulted from the amortization of the cost of interest rate caps the Company purchased in 2013 to limit the interest rate risk from rising LIBOR rates related to the Company’s subordinated debentures issued to capital trusts.  Interest expense on subordinated debentures issued to capital trusts decreased $38,000 due to a decrease in average balances from $30.9 million for the six months ended June 30, 2015 to $25.8 million during the six months ended June 30, 2016.  The average balance decreased because the Company redeemed $5.0 million of its subordinated debentures during the six months ended September 30, 2015.  The remaining debentures are variable-rate debentures which bear interest at an average rate of three-month LIBOR plus 1.60%, adjusting quarterly.  The average interest rate will continue to be higher than this until the third quarter of 2017 as a result of the amortization of the cost of the interest rate cap.

Net Interest Income

Net interest income for the three months ended June 30, 2016 decreased $1.3 million to $40.7 million compared to $42.0 million for the three months ended June 30, 2015.  Net interest margin was 4.10% in the three months ended June 30, 2016, compared to 4.53% in the three months ended June 30, 2015, a decrease of 43 basis points, or 9.5%.  In both three month periods, the Company’s margin was positively impacted by the increases in expected cash flows to be received from the FDIC-acquired loan pools and the resulting increase to accretable yield which were previously discussed in Note 7 of the Notes to Consolidated Financial Statements.  The positive impact of these changes in the three months ended June 30, 2016 and 2015 were increases in interest income of $3.9 million and $7.3 million, respectively, and increases in net interest margin of 39 basis points and 78 basis points, respectively.  Excluding the positive impact of the additional yield accretion, net interest margin decreased 4 basis points when compared to the year-ago period.  The decrease was primarily due to a decrease in the average interest rate on loans (primarily due to decreased interest income on loans acquired in FDIC-assisted transactions) and an increase in the average interest rate on deposits and other borrowings.

Net interest income for the six months ended June 30, 2016 decreased $4.3 million to $81.8 million compared to $86.1 million for the six months ended June 30, 2015.  Net interest margin was 4.18% in the six months ended June 30, 2016, compared to 4.67% in the six months ended June 30, 2015, a decrease of 49 basis points, or 10.5%.  In both six month periods, the Company’s margin was positively impacted by the increases in expected cash flows to be received from the FDIC-acquired loan pools and the resulting increase to accretable yield which were previously discussed in Note 7 of the Notes to Consolidated Financial Statements.  The positive impact of these changes in the six months ended June 30, 2016 and 2015 were increases in interest income of $9.2 million and $16.2 million, respectively, and increases in net interest margin of 47 basis points and 88 basis points, respectively.  Excluding the positive impact of the additional yield accretion, net interest margin decreased 8 basis points when compared to the year-ago period.  The decrease was primarily due to a decrease in the average interest rate on loans (primarily due to decreased interest income on loans acquired in FDIC-assisted transactions) and an increase in the average interest rate on deposits and other borrowings.

The Company's overall average interest rate spread decreased 45 basis points, or 10.1%, from 4.44% during the three months ended June 30, 2015, to 3.99% during the three months ended June 30, 2016.  The decrease was due to a 33 basis point decrease in the weighted average yield on interest-earning assets and a 12 basis point increase in the weighted average rate paid on interest-bearing liabilities. In comparing the two periods, the yield on loans decreased 62 basis points while the yield on investment securities and other interest-earning assets increased 35 basis points. The rate paid on deposits increased 12 basis points, the rate paid on FHLBank advances increased 211 basis points, the rate paid on short-term borrowings and repurchase agreements increased 35 basis points, and the rate paid on subordinated debentures issued to capital trusts increased 88 basis points.

The Company's overall average interest rate spread decreased 51 basis points, or 11.1%, from 4.59% during the six months ended June 30, 2015, to 4.08% during the six months ended June 30, 2016.  The decrease was due to a 41 basis point decrease in the weighted average yield on interest-earning assets and a 10 basis point increase in the weighted average rate paid on interest-bearing liabilities. In comparing the two periods, the yield on loans decreased 74 basis points while the yield on investment securities and other interest-earning assets increased 38 basis points. The rate paid on deposits increased 10 basis points, the rate paid on FHLBank advances increased 34 basis points, the rate paid on short-term borrowings and repurchase agreements increased 28 basis points, and the rate paid on subordinated debentures issued to capital trusts increased 80 basis points.

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

The provision for loan losses for the three months ended June 30, 2016, increased $1.0 million to $2.3 million when compared with the three months ended June 30, 2015.  The provision for loan losses for the six months ended June 30, 2016, increased $1.8 million to $4.4 million when compared with the six months ended June 30, 2015.  At June 30, 2016 and December 31, 2015, respectively, the allowance for loan losses was $38.1 million.  Total net charge-offs were $1.2 million and $673,000 for the three months ended June 30, 2016 and 2015, respectively.  A charge-off of $1.4 million during the three months ended June 30, 2016 related to one relationship, which is discussed below in non-performing assets.  Gross charge-offs for the three months were partially offset by recoveries, including recoveries on two separate relationships totaling $1.1 million, which had previously been charged-off.  Total net charge-offs were $4.4 million and $1.3 million for the six months ended June 30, 2016 and 2015, respectively.  General market conditions and unique circumstances related to individual borrowers and projects also contributed to the level of provisions and charge-offs.  As relationships were categorized as potential problem loans, non-performing loans or foreclosed assets, evaluations were made of the values of the underlying security property with corresponding charge-offs as appropriate.

At June 30, 2016, loans acquired in the InterBank FDIC-assisted transaction were covered by a loss sharing agreement between the FDIC and Great Southern Bank, which affords Great Southern Bank at least 80% protection from losses in the acquired portfolio of loans.  The FDIC loss sharing agreement is subject to limitations on the types of losses covered and the length of time losses are covered and is conditioned upon the Bank complying with its requirements in the agreement with the FDIC.  These limitations are described in detail in Note 7 of the accompanying Notes to the Financial Statements.  In April 2016, the loss sharing agreements for Team Bank, Vantus Bank and Sun Security Bank were terminated.  Loans acquired from the FDIC related to Valley Bank did not have a loss sharing agreement.  All acquired loans were grouped into pools based on common characteristics and were recorded at their estimated fair values, which incorporated estimated credit losses at the acquisition date.  These loan pools are systematically reviewed by the Company to determine the risk of losses that may exceed those identified at the time of the acquisition.  Techniques used in determining risk of loss are similar to those used to determine the risk of loss for the legacy Great Southern Bank portfolio, with most focus being placed on those loan pools which include the larger loan relationships and those loan pools which exhibit higher risk characteristics.  Review of the acquired loan portfolio also includes meetings with customers, review of financial information and collateral valuations to determine if any additional losses are apparent.

The allowance for loan losses as a percentage of total loans, excluding acquired loans that are covered or were previously covered by the FDIC loss sharing agreements, was 1.10% and 1.20% at June 30, 2016 and December 31, 2015, respectively. Management considers the allowance for loan losses adequate to cover losses inherent in the Company’s loan portfolio at June 30, 2016, based on recent reviews of the Company’s loan portfolio and current economic conditions. If economic conditions were to deteriorate or management’s assessment of the loan portfolio were to change, it is possible that additional loan loss provisions would be required, thereby adversely affecting future results of operations and financial condition.

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

As previously discussed, the remaining loss sharing agreements for Team Bank, Vantus Bank and Sun Security Bank transactions were terminated in April 2016.  Loss sharing agreements covering single-family loans and foreclosed assets and non-single-family loans and foreclosed assets related to the InterSavings Bank FDIC-assisted acquisition are still in place in accordance with their contractual terms.
As a result of changes in balances and composition of the loan portfolio, changes in economic and market conditions that occur from time to time and other factors specific to a borrower’s circumstances, the level of non-performing assets will fluctuate.
Non-performing assets, excluding FDIC-covered and formerly covered non-performing assets and other FDIC-assisted acquired assets, at June 30, 2016, were $33.8 million, a decrease of $10.2 million from $44.0 million at December 31, 2015.  Non-performing assets, excluding FDIC-covered and non-covered non-performing assets and other FDIC-assisted acquired assets, as a percentage of total assets, were 0.77% at June 30, 2016, compared to 1.07% at December 31, 2015.
Compared to December 31, 2015, non-performing loans decreased $10.8 million to $5.8 million at June 30, 2016, and foreclosed assets increased $646,000 to $28.0 million at June 30, 2016.  Non-performing commercial real estate loans comprised $2.3 million, or 39.4%, of the total of $5.8 million of non-performing loans at June 30, 2016, a decrease of $11.2 million from December 31, 2015.  The majority of the decrease in the commercial real estate category was due to one relationship where the notes were sold and the loans paid off after charge-offs during the six month period of $2.0 million.  Another relationship totaling $982,000 was transferred to foreclosed assets.  These relationships are discussed below.  In addition, $3.1 million of the transfers to foreclosed assets in the commercial real estate category and approximately $670,000 of the charge-offs were related to another relationship, which is also discussed below, along with other significant activity in the category.  Non-performing one-to four-family residential loans comprised $1.7 million, or 29.6%, of the total non-performing loans at June 30, 2016, an increase of $361,000 from December 31, 2015.  Non-performing consumer loans increased $293,000 in the six months ended June 30, 2016, and were $1.6 million, or 27.4%, of total non-performing loans at June 30, 2016
..

Non-performing Loans.  Activity in the non-performing loans category during the six months ended June 30, 2016 was as follows:

	Beginning Balance, January 1	Additions to Non- Performing	Removed from Non- Performing	Transfers to Potential Problem Loans	Transfers to Foreclosed Assets	Charge- Offs	Payments	Ending Balance, June 30
	(In Thousands)
One- to four-family construction	$—	$—	$—	$—	$—	$—	$—	$—
Subdivision construction	—	143	—	—	—	—	(34)	109
Land development	139	—	—	—	—	(30)	(9)	100
Commercial construction	—	—	—	—	—	—	—	—
One- to four-family residential	1,357	990	(18)	(103)	(147)	(133)	(228)	1,718
Other residential	—	—	—	—	—	—	—	—
Commercial real estate	13,488	1,702	—	—	(4,448)	(3,329)	(5,125)	2,288
Commercial business	288	—	—	(78)	—	(102)	(105)	3
Consumer	1,297	1,850	(37)	(114)	(230)	(331)	(845)	1,590

Total	$16,569	$4,685	$(55)	$(295)	$(4,825)	$(3,925)	$(6,346)	$5,808

At June 30, 2016, the non-performing commercial real estate category included four loans, all of which were added during previous periods.  The largest relationship in this category totaled $1.7 million, or 74.2% of the total category, and is collateralized by a theatre property in Branson, Mo.  One relationship in this category had $2.0 million in charge-offs and $5.1 million in payments during the six month period.  The relationship was collateralized by three operating long-term health care facilities in Missouri.  These related notes were sold and payment was received on the remaining balances after the charge-offs, resulting in a balance of zero at June 30, 2016.  During the period, $3.1 million of the transfers to foreclosed assets in the commercial real estate category and approximately $670,000 of the charge-offs were related to another relationship.  The property is in the Branson, Mo., area, and includes a lakefront resort, marina and related amenities, condominiums and lots.  An additional $982,000 in transfers to foreclosed assets in the commercial real estate category during the period was related to one relationship which was collateralized by hotel property in the Springfield, Mo., area.  The non-performing one- to four-family residential category included 33 loans, 17 of which were added during the current period.  The consumer category of non-performing loans increased $293,000 during the period and consists of 124 loans.

Potential Problem Loans.  Compared to December 31, 2015, potential problem loans increased $1.9 million, or 15.0%.  This increase was due to the addition of $8.1 million of loans to potential problem loans, partially offset by $1.2 million in loans being removed from potential problem loans due to improvements in the credits, $1.2 million in loans transferred to the non-performing category, $3.4 million in payments from customers and $382,000 in charge-offs.  Potential problem loans are loans which management has identified through routine internal review procedures as having possible credit problems that may cause the borrowers difficulty in complying with the current repayment terms.  These loans are not reflected in non-performing assets, but are considered in determining the adequacy of the allowance for loan losses.

Activity in the potential problem loans category during the six months ended June 30, 2016, was as follows:

	Beginning Balance, January 1	Additions to Potential Problem	Removed from Potential Problem	Transfers to Non- Performing	Transfers to Foreclosed Assets	Charge- Offs	Payments	Ending Balance, June 30
	(In Thousands)
One- to four-family construction	$—	$—	$—	$—	$—	$—	$—	$—
Subdivision construction	576	—	—	(143)	—	—	(4)	429
Land development	3,842	—	—	—	—	—	—	3,842
Commercial construction	—	—	—	—	—	—	—	—
One- to four-family residential	844	127	(350)	(64)	—	—	(14)	543
Other residential	1,956	—	—	—	—	—	(1,956)	—
Commercial real estate	5,286	7,621	(587)	(1,011)	—	(382)	(1,354)	9,573
Commercial business	181	147	(153)	—	—	—	(30)	145
Consumer	134	211	(126)	(2)	—	—	(12)	205

Total	$12,819	$8,106	$(1,216)	$(1,220)	$—	$(382)	$(3,370)	$14,737

At June 30, 2016, the commercial real estate category of potential problem loans included 11 loans, four of which were added during the current period.  The largest relationship in this category was made up of three loans plus a commercial business loan, all of which were added during the three months ended June 30, 2016, with a total balance of $4.1 million, or 42.8% of the commercial real estate category.  This relationship is collateralized by commercial retail projects in Texas and Georgia.  The second largest relationship in this category, which was made up of four loans which were added in 2015, had a balance of $2.4 million, or 24.6% of the total category, and is collateralized by various properties in the Branson Mo., area, including commercial buildings, commercial land, residential lots and undeveloped land with clubhouse and amenities and entertainment attractions.  The third largest relationship in this category, which was added during the three months ended March 31, 2016, totaled $2.2 million, or 22.9% of the category, and is collateralized by a hotel located in the western United States.  Of the $1.4 million in payments in this category, 96% was related to one loan, which was paid in full during the period.  The land development category of potential problem loans included one loan, which was added prior to 2016 and is collateralized by property in the Branson, Mo., area.  In the other residential category of potential problem loans, payment was received in full on the one loan which was previously included in this category.  This loan was to the same borrower that was referenced above in the land development category.

Other Real Estate Owned.  Of the total $34.9 million of other real estate owned at June 30, 2016, $795,000 represents the fair value of foreclosed assets covered by FDIC loss sharing agreements, $721,000 represents the fair value of foreclosed assets previously covered by FDIC loss sharing agreements, $1.5 million represents the fair value of foreclosed assets acquired related to Valley Bank and not covered by a loss sharing agreement, and $3.8 million represents properties which were not acquired through foreclosure. The acquired loss share covered and non-covered foreclosed and other assets acquired in the FDIC-assisted transactions and the properties not acquired through foreclosure are not included in the following table and discussion of other real estate owned.

Activity in foreclosed assets during the six months ended June 30, 2016, was as follows:

	Beginning Balance, January 1	Additions	Sales	Capitalized Costs	Write- Downs	Ending Balance, June 30
	(In Thousands)
One- to four-family construction	$—	$—	$—	$—	$—	$—
Subdivision construction	7,016	—	(296)	—	—	6,720
Land development	12,133	—	(1,247)	—	—	10,886
Commercial construction	—	—	—	—	—	—
One- to four-family residential	1,375	129	(67)	—	—	1,437
Other residential	2,150	—	(396)	20	—	1,774
Commercial real estate	3,608	4,278	(2,022)	—	(691)	5,173
Commercial business	—	—	—	—	—	—
Consumer	1,109	4,645	(3,670)	—	(37)	2,047

Total	$27,391	$9,052	$(7,698)	$20	$(728)	$28,037

At June 30, 2016, the land development category of foreclosed assets included 22 properties, the largest of which was located in northwest Arkansas and had a balance of $1.4 million, or 12.6% of the total category.  Of the total dollar amount in the land development category of foreclosed assets, 39.1% and 33.1% was located in the Branson, Mo. area and in the northwest Arkansas area, respectively, including the largest property previously mentioned.  The subdivision construction category of foreclosed assets included 29 properties, the largest of which was located in the Springfield, Mo. metropolitan area and had a balance of $1.2 million, or 18.4% of the total category.  Of the total dollar amount in the subdivision construction category of foreclosed assets, 30.3% and 18.4% is located in Branson, Mo. and Springfield, Mo., respectively.  The commercial real estate category of foreclosed assets included 10 properties, three of which were added during the six months ended June 30, 2016.  The largest property in the commercial real estate category of foreclosed assets, which was added during the three months ended March 31, 2016, totaled $2.6 million, or 49.9% of the total category.  This property is in the Branson, Mo., area, and includes a lakefront resort, marina and related amenities, condominiums and lots, and was included in non-performing loans at December 31, 2015.  One property in the commercial real estate category of foreclosed assets was sold during the period.  The property, which is located in southeast Missouri and was added during the quarter ended March 31, 2015, totaled $2.0 million.  The other residential category of foreclosed assets included nine properties, eight of which were part of the same condominium community, located in Branson, Mo. and had a balance of $1.4 million, or 80.3% of the total category.  Two additional properties that were part of the same condominium community, which had a balance of $396,000 at the time of the sale, were sold during the six months ended June 30, 2016.  The one-to four-family residential category of foreclosed assets included eight properties, of which the largest relationship, with one property in the Southwest Missouri area, had a balance of $527,000, or 36.6% of the total category.  Of the total dollar amount in the one-to- four-family category of foreclosed assets, 36.5% is located in Branson, Mo.

Non-interest Income

For the three months ended June 30, 2016, non-interest income increased $5.4 million to $8.9 million when compared to the three months ended June 30, 2016, primarily as a result of the following increases and decreases:

Amortization of income related to business acquisitions:  The net amortization expense related to business acquisitions was $1.6 million for the three months ended June 30, 2016, compared to $5.2 million for the three months ended June 30, 2015.  The amortization expense for the three months ended June 30, 2016, consisted of the following items:  $1.4 million of amortization expense related to the changes in cash flows expected to be collected from the FDIC-covered loan portfolio acquired from InterBank and $482,000 of amortization of the clawback liability.  Partially offsetting the expense was income from the accretion of the discount related to the indemnification asset for the InterBank acquisition of $298,000.

Net realized gains on sales of available-for-sale securities:  During the three months ended June 30, 2016, the Company sold an investment held by the Company for a gain of $2.7 million.  This investment, the original amount of which was $1.0 million, was made in a managed equity fund.  The Company was required to divest this investment as a result of recent regulations enacted by the Federal Reserve Board.  There were no gains on sales of investments in the prior year period.

Service charges and ATM fees:  Service charges and ATM fees increased $348,000 in the three months ended June 30, 2016 compared to the prior year period, primarily due to the additional accounts acquired in the Fifth Third Bank transaction in January 2016, which had high levels of debit card activity.

Late charges and fees on loans:  Late charges and fees on loans decreased $460,000 in the three months ended June 30, 2016 compared to the prior year period, due primarily to unusually high levels of loan prepayments in the prior year period.  As discussed in our June 30, 2015 Quarterly Report on Form 10-Q, $487,000 in yield maintenance payments were received in the 2015 three month period related to 11 commercial loan prepayments.

Other income:  Other income decreased $425,000 in the three months ended June 30, 2016 compared to the prior year period.  During the 2015 period, the Company sold a banking center building in Nebraska at a net gain of $671,000.

For the six months ended June 30, 2016, non-interest income increased $10.5 million to $13.9 million when compared to the six months ended June 30, 2015, primarily as a result of the following increases and decreases:

Amortization of income related to business acquisitions:  The net amortization expense related to business acquisitions was $4.9 million for the six months ended June 30, 2016, compared to $12.1 million for the six months ended June 30, 2015.  The amortization expense for the six months ended June 30, 2016, consisted of the following items:  $4.0 million of amortization expense related to the changes in cash flows expected to be collected from the FDIC-covered loan portfolios, $584,000 of impairment to certain indemnification assets and $827,000 of amortization of the clawback liability.  The impairment of the indemnification asset was recorded in the three months ended March 31, 2016, due to the expected loss on the FDIC loss share termination agreements that occurred in April 2016, as discussed in the Company’s March 31, 2016 Quarterly Report on Form 10-Q.  Partially offsetting the expense was income from the accretion of the discount related to the indemnification asset for the InterBank acquisition of $529,000.

Net realized gains on sales of available-for-sale securities:  During the six months ended June 30, 2016, as discussed above, the Company sold an investment held by the Company for a gain of $2.7 million.  There were no gains on sales of investments in the prior year period.

Service charges and ATM fees:  Service charges and ATM fees increased $983,000 during the six months ended June 30, 2016, compared to the prior year period, primarily due to the additional accounts acquired in the Fifth Third Bank transaction in January 2016, which had high levels of debit card activity.

Other income:  Other income increased $292,000 during the six months ended June 30, 2016, compared to the prior year period.  The increase was primarily due to a $257,000 gain recognized on the sale of the Thayer, Mo., branch and deposits during the first quarter of 2016 and a $110,000 gain recognized on the sale of the Buffalo, Mo., branch and deposits during the first quarter of 2016.  In addition in the 2016 period, a gain of $238,000 was recognized on sales of fixed assets unrelated to the branch sales.  During the 2015 period, the Company sold a banking center building in Nebraska at a net gain of $671,000.

Late charges and fees on loans:  Late charges and fees on loans decreased $231,000 compared to the prior year period.  The decrease was primarily due to an unusual number and amount of yield maintenance payments received in the prior year second quarter, as noted above.

Non-interest Expense

For the three months ended June 30, 2016, non-interest expense increased $1.9 million to $29.8 million when compared to the three months ended June 30, 2015, primarily as a result of the following items:

Salaries and employee benefits:  Salaries and employee benefits increased $640,000 over the prior year three month period.  Salaries increased due to additional employee costs related to the acquired branches ($681,000 during the three months ended June 30, 2016), which is partially offset by the reduction in expenses related to the 16 banking centers which were closed or sold during the first quarter of 2016 ($531,000 during the prior year three month period).  The remaining increase is due to increased staffing resulting from growth in lending and other operational areas.

Net occupancy expense:  Net occupancy expense increased $264,000 in the three months ended June 30, 2016 compared to the same period in 2015.  The increase was primarily due to approximately $150,000 of net additional expenses related to the 12 added Fifth Third banking centers compared to the prior year period expenses related to the 16 branches which were closed or sold.

Expense on foreclosed assets:  Expense on foreclosed assets increased $556,000 during the three months ended June 30, 2016, compared to the prior year three month period primarily due to expenses and valuation write-downs during the 2016 three month period totaling approximately $504,000 related to one property, and other expenses related to the maintenance and resolution of foreclosed properties.

For the six months ended June 30, 2016, non-interest expense increased $5.5 million to $60.7 million when compared to the six months ended June 30, 2015, primarily as a result of the following items:

Fifth Third Bank branch acquisition expenses:  The Company incurred approximately $1.4 million of additional expenses during the 2016 period related to the acquisition of certain branches of Fifth Third Bank.  Those expenses included approximately $124,000 of compensation expense, approximately $385,000 of legal, audit and other professional fees expense, approximately $294,000 of computer license and support expense, approximately $436,000 in charges to replace former Fifth Third Bank customer checks with Great Southern Bank checks, and approximately $79,000 of travel, meals and other expenses related to the transaction and similar costs incurred during the period.

Salaries and employee benefits:  Salaries and employee benefits increased $1.4 million during the six months ended June 30, 2016, over the prior year period.  One-time acquisition related net salary and retention bonus and other compensation expenses paid as part of the Fifth Third branch transaction totaled $124,000.  Salaries also increased due to additional employee costs related to the 12 acquired branches ($1.1 million during the six month period), which is partially offset by the reduction in expenses related to the 16 banking centers which were closed or sold during the first quarter of 2016 ($1.0 million during the prior year period).  The remaining increase is due to increased staffing resulting from growth in lending and other operational areas.

Net occupancy expense:  Net occupancy expense increased $1.0 million in the six months ended June 30, 2016 compared to the same period in 2015.  One-time expenses as part of the acquisition of the Fifth Third banking centers accounted for $294,000 of the increase.  In addition, the Company had increased computer license and support costs of $473,000 in the current year period.  Another portion of the increase was due to approximately $126,000 of additional expenses related to the 12 added Fifth Third banking centers compared to the prior year period expenses related to the 16 branches which were closed or sold in the first quarter of 2016.

Expense on foreclosed assets:  Expense on foreclosed assets increased $1.1 million during the six months ended June 30, 2016, compared to the prior year period due to expenses and valuation write-downs of foreclosed assets during the 2016 period, primarily related to one property, totaling approximately $912,000.

Other operating expenses:  Other operating expenses increased $1.1 million in the six months ended June 30, 2016 compared to the same period in 2015.  Of this amount, $436,000 relates to the check charges to replace Fifth Third customer checks as discussed above.  Additional amortization expense of $158,000 was recognized related to the core deposit intangible for the deposits acquired from Fifth Third Bank.

Legal, audit and other professional fees:  Legal, audit and other professional fees increased $365,000 in the six months ended June 30, 2016 compared to the prior year period due to legal and professional fees related to the Fifth Third Bank transaction, legal fees related to the resolution of a large non-performing loan, and increased audit and accounting fees.

The Company’s efficiency ratio for the three months ended June 30, 2016, was 60.12% compared to 61.47% for the same period in 2015.  The efficiency ratio for the six months ended June 30, 2016, was 63.47% compared to 61.64% for the same period in 2015.  The decrease in the ratio in the 2016 three month period was primarily due to the increase in non-interest income, partially offset by the increase in non-interest expense and the decrease in net interest income.  The increase in the ratio in the 2016 six month period was primarily due to the increase in non-interest expense and decrease in net interest income, partially offset by the increase in non-interest income.  The Company’s ratio of non-interest expense to average assets was 2.75% and 2.71% for the three and six months ended June 30, 2015, respectively, compared to 2.75% and 2.84% for the three and six months ended June 30, 2016, respectively.  The increase in the current six month period ratio was due to the increase in non-interest expense, partially offset by the increase in average assets in the 2016 period compared to the 2015 period.  Average assets for the three months ended June 30, 2016, increased $266.6 million, or 6.6%, from the three months ended June 30, 2015, primarily due to assets acquired in the Fifth Third Bank transaction in the first quarter of 2016 and organic loan growth, partially offset by decreases in investment securities and other interest-earning assets.  Average assets for the six months ended June 30, 2016, increased $209.4 million, or 5.1%, from the six months ended June 30, 2015, due to the same reasons noted for the three month period.

Provision for Income Taxes

For the three and six months ended June 30, 2016, the Company's effective tax rate was 28.3% and 26.9%, respectively, compared to 26.1% and 25.5%, respectively, for the three and six months ended June 30, 2015.  These effective rates were lower than the statutory federal tax rate of 35%, due primarily to the utilization of certain investment tax credits and to tax-exempt investments and tax-exempt loans which reduced the Company's effective tax rate.  In future periods, the Company expects its effective tax rate typically will be 26-28% of pre-tax net income, assuming it continues to maintain or increase its use of investment tax credits and maintain or increase its pre-tax net income. The Company's effective tax rate may fluctuate as it is impacted by the level and timing of the Company's utilization of tax credits and the level of tax-exempt investments and loans and the overall level of pre-tax income.

Average Balances, Interest Rates and Yields

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. Average balances of loans receivable include the average balances of non-accrual loans for each period. Interest income on loans includes interest received on non-accrual loans on a cash basis.  Interest income on loans includes the amortization of net loan fees which were deferred in accordance with accounting standards.  Fees included in interest income were $1.0 million and $1.1 million for the three months ended June 30, 2016 and 2015, respectively.  Fees included in interest income were $2.2 million and $2.1 million for the six months ended June 30, 2016 and 2015, respectively.  Tax-exempt income was not calculated on a tax equivalent basis. The table does not reflect any effect of income taxes.

	June 30, 2016(2)	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
		(Dollars in thousands)
Interest-earning assets:
Loans receivable: (1)
One- to four-family residential	4.21%	$558,805	$7,384	5.31%	$463,299	$8,898	7.70%
Other residential	4.15	460,059	5,402	4.72	424,328	5,238	4.95
Commercial real estate	4.16	1,116,450	13,149	4.74	1,061,020	12,701	4.80
Construction	3.75	441,336	4,882	4.45	327,457	3,663	4.49
Commercial business	4.38	321,314	4,159	5.21	331,352	4,418	5.35
Other loans	5.62	692,381	8,511	4.94	551,563	8,434	6.13
Industrial revenue bonds	5.29	37,517	591	6.34	42,540	595	5.61

Total loans receivable	4.54	3,627,862	44,078	4.89	3,201,559	43,947	5.51

Investment securities(1)	3.01	264,310	1,445	2.20	346,868	1,713	1.98
Other interest-earning assets	0.24	98,570	113	0.46	170,798	74	0.17

Total interest-earning assets	4.35	3,990,742	45,636	4.60	3,719,225	45,734	4.93
Non-interest-earning assets:
Cash and cash equivalents		107,036			106,642
Other non-earning assets		239,630			244,899
Total assets		$4,337,408			$4,070,766

Interest-bearing liabilities:
Interest-bearing demand and savings	0.25	$1,507,079	958	0.26	$1,427,920	501	0.14
Time deposits	0.98	1,302,160	3,163	0.98	1,252,921	2,632	0.84
Total deposits	0.59	2,809,239	4,121	0.59	2,680,841	3,133	0.47
Short-term borrowings and structured repurchase agreements	0.33	428,840	406	0.38	215,290	16	0.03
Subordinated debentures issued to capital trusts	2.24	25,774	190	2.96	30,929	160	2.08
FHLBank advances	3.30	31,509	257	3.28	142,510	416	1.17

Total interest-bearing liabilities	0.59	3,295,362	4,974	0.61	3,069,570	3,725	0.49
Non-interest-bearing liabilities:
Demand deposits		602,551			538,016
Other liabilities		26,797			26,174
Total liabilities		3,924,710			3,633,760
Stockholders’ equity		412,698			437,006
Total liabilities and stockholders’ equity		$4,337,408			$4,070,766

Net interest income:
Interest rate spread	3.76%		$40,662	3.99%		$42,009	4.44%
Net interest margin*				4.10%			4.53%
Average interest-earning assets to average interest-bearing liabilities		121.1%			121.2%

_____________________
*	Defined as the Company’s net interest income divided by total interest-earning assets.

(1)
Of the total average balances of investment securities, average tax-exempt investment securities were $71.8 million and $79.4 million for the three months ended June 30, 2016 and 2015, respectively. In addition, average tax-exempt loans and industrial revenue bonds were $31.7 million and $36.2 million for the three months ended June 30, 2016 and 2015, respectively. Interest income on tax-exempt assets included in this table was $854,000 and $877,000 for the three months ended June 30, 2016 and 2015, respectively. Interest income net of disallowed interest expense related to tax-exempt assets was $822,000 and $829,000 for the three months ended June 30, 2016 and 2015, respectively.

(2)
The yield on loans at June 30, 2016 does not include the impact of the accretable yield (income) on loans acquired in the FDIC-assisted transactions.  See “Net Interest Income” for a discussion of the effect on results of operations for the three months ended June 30, 2016.

	June 30, 2016(2)	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
		(Dollars in thousands)
Interest-earning assets:
Loans receivable:
One- to four-family residential	4.21%	$547,823	$14,988	5.50%	$463,003	$18,808	8.19%
Other residential	4.15	451,044	11,078	4.94	425,140	10,867	5.15
Commercial real estate	4.16	1,097,385	25,761	4.72	1,048,226	25,378	4.88
Construction	3.75	426,926	9,709	4.57	323,320	7,399	4.61
Commercial business	4.38	320,901	8,437	5.29	327,772	9,653	5.94
Other loans	5.62	679,225	16,999	5.03	539,471	16,590	6.20
Industrial revenue bonds (1)	5.29	38,790	1,153	5.98	43,305	1,201	5.59

Total loans receivable	4.54	3,562,094	88,125	4.98	3,170,237	89,896	5.72

Investment securities (1)	3.01	268,363	3,005	2.25	358,525	3,595	2.02
Other interest-earning assets	0.24	104,107	252	0.49	188,820	149	0.16

Total interest-earning assets	4.35	3,934,564	91,382	4.67	3,717,582	93,640	5.08
Non-interest-earning assets:
Cash and cash equivalents		105,477			105,311
Other non-earning assets		241,855			249,567
Total assets		$4,281,896			$4,072,460

Interest-bearing liabilities:
Interest-bearing demand and savings	0.25	$1,490,591	1,863	0.25	$1,429,979	1,222	0.17
Time deposits	0.98	1,310,797	6,193	0.95	1,221,338	5,072	0.84
Total deposits	0.59	2,801,388	8,056	0.58	2,651,317	6,294	0.48
Short-term borrowings and structured repurchase agreements	0.33	316,873	487	0.31	219,973	37	0.03
Subordinated debentures issued to capital trusts	2.24	25,774	363	2.83	30,929	312	2.03
FHLBank advances	3.30	105,581	696	1.33	174,967	863	0.99

Total interest-bearing liabilities	0.59	3,249,616	9,602	0.59	3,077,186	7,506	0.49
Non-interest-bearing liabilities:
Demand deposits		596,074			537,834
Other liabilities		27,148			25,412
Total liabilities		3,872,838			3,640,432
Stockholders’ equity		409,058			432,028
Total liabilities and stockholders’ equity		$4,281,896			$4,072,460

Net interest income:
Interest rate spread	3.76%		$81,780	4.08%		$86,134	4.59%
Net interest margin*				4.18%			4.67%
Average interest-earning assets to average interest-bearing liabilities		121.1%			120.8%

_____________________
*	Defined as the Company’s net interest income divided by total interest-earning assets.

(1)
Of the total average balances of investment securities, average tax-exempt investment securities were $73.8 million and $81.6 million for the six months ended June 30, 2016 and 2015, respectively. In addition, average tax-exempt loans and industrial revenue bonds were $33.1 million and $36.6 million for the six months ended June 30, 2016 and 2015, respectively. Interest income on tax-exempt assets included in this table was $1.9 million and $2.2 million for the six months ended June 30, 2016 and 2015, respectively. Interest income net of disallowed interest expense related to tax-exempt assets was $1.9 million and $2.1 million for the six months ended June 30, 2016 and 2015, respectively.

(2)
The yield on loans at June 30, 2016 does not include the impact of the accretable yield (income) on loans acquired in the FDIC-assisted transactions.  See “Net Interest Income” for a discussion of the effect on results of operations for the six months ended June 30, 2016.

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

	Three Months Ended June 30,
	2016 vs. 2015
	Increase (Decrease) Due to

			Total Increase (Decrease)
	Rate	Volume
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$(5,284)	$5,415	$131
Investment securities	172	(440)	(268)
Other interest-earning assets	81	(42)	39
Total interest-earning assets	(5,031)	4,933	(98)
Interest-bearing liabilities:
Demand deposits	428	29	457
Time deposits	426	105	531
Total deposits	854	134	988
Short-term borrowings	360	30	390
Subordinated debentures issued to capital trust	49	(19)	30
FHLBank advances	340	(499)	(159)
Total interest-bearing liabilities	1,603	(354)	1,249
Net interest income	$(6,634)	$5,287	$(1,347)

	Six Months Ended June 30,
	2016 vs. 2015
	Increase (Decrease) Due to

			Total Increase (Decrease)
	Rate	Volume
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$(12,329)	$10,558	$(1,771)
Investment securities	381	(971)	(590)
Other interest-earning assets	195	(92)	103
Total interest-earning assets	(11,753)	9,495	(2,258)
Interest-bearing liabilities:
Demand deposits	587	54	641
Time deposits	726	395	1,121
Total deposits	1,313	449	1,762
Short-term borrowings	427	23	450
Subordinated debentures issued to capital trust	89	(38)	51
FHLBank advances	237	(404)	(167)
Total interest-bearing liabilities	2,066	30	2,096
Net interest income	$(13,819)	$9,465	$(4,354)

Liquidity

Liquidity is a measure of the Company's ability to generate sufficient cash to meet present and future financial obligations in a timely manner through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. These obligations include the credit needs of customers, funding deposit withdrawals, and the day-to-day operations of the Company. Liquid assets include cash, interest-bearing deposits with financial institutions and certain investment securities and loans. As a result of the Company’s management of the ability to generate liquidity primarily through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors' requirements and meet its customers’ credit needs. At June 30, 2016, the Company had commitments of approximately $184.1 million to fund loan originations, $733.5 million of unused lines of credit and unadvanced loans, and $35.1 million of outstanding letters of credit.

Loan commitments and the unfunded portion of loans at the dates indicated were as follows (in thousands):

	June 30, 2016	March 31, 2016	December 31, 2015	December 31, 2014	December 31, 2013
Closed loans with unused available lines
Secured by real estate (one- to four-family)	$123,172	$121,956	$105,390	$92,286	$84,040
Secured by real estate (not one- to four-family)	21,258	25,576	21,857	23,909	30,865
Not secured by real estate - commercial business	74,498	67,726	63,865	63,381	55,789

Closed construction loans with unused available lines
Secured by real estate (one-to four-family)	14,594	12,283	14,242	17,564	18,317
Secured by real estate (not one-to four-family)	500,013	368,718	385,969	356,913	144,893

Loan Commitments not closed
Secured by real estate (one-to four-family)	30,465	26,793	13,411	12,700	58,558
Secured by real estate (not one-to four-family)	144,450	211,728	120,817	54,643	31,211
Not secured by real estate - commercial business	9,177	3,614	—	—	1,589

	$917,627	$838,394	$725,551	$621,396	$425,262

For further information about the Company’s loan portfolio, please see the quarterly loan portfolio presentation available on the Company’s Investor Relations website under “Presentations”.

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

At June 30, 2016, the Company had these available secured lines and on-balance sheet liquidity:

Federal Home Loan Bank line	$307.4 million
Federal Reserve Bank line	$605.5 million
Cash and cash equivalents	$203.7 million
Unpledged securities	$54.8 million

Statements of Cash Flows. During both the six months ended June 30, 2016 and 2015, the Company had positive cash flows from operating activities and financing activities.  Cash flows from investing activities were negative for both the six months ended June 30, 2016 and 2015.

Cash flows from operating activities for the periods covered by the Statements of Cash Flows have been primarily related to changes in accrued and deferred assets, credits and other liabilities, the provision for loan losses, depreciation, impairments of investment securities, gains on sales of investment securities and the amortization of deferred loan origination fees and discounts (premiums) on loans and investments, all of which are non-cash or non-operating adjustments to operating cash flows. Net income adjusted for non-cash and non-operating items and the origination and sale of loans held for sale were the primary source of cash flows from operating activities. Operating activities provided cash flows of $49.5 million and $38.3 million during the six months ended June 30, 2016 and 2015, respectively.

During the six months ended June 30, 2016 investing activities used cash of $122.1 million, primarily due to the net increase in loans and purchase of loans for the six-month period, partially offset by the repayment of investment securities, and due to the Fifth Third Bank transaction.  Investing activities in the 2016 period included cash received of $44.4 million related to business acquisitions.  During the six months ended June 30, 2015 investing activities used cash of $119.1 million, primarily due to the net increase in loans for the six-month period, partially offset by the repayment of investment securities.

Changes in cash flows from financing activities during the periods covered by the Statements of Cash Flows are due to changes in deposits after interest credited, changes in FHLBank advances and changes in short-term borrowings, as well as dividend payments to stockholders and the exercise of common stock options.  Financing activities provided cash of $77.1 million and $131.4 million during the six months ended June 30, 2016 and 2015, respectively. Financing activities in the future are expected to primarily include changes in deposits, changes in FHLBank advances, changes in short-term borrowings and dividend payments to stockholders.

Capital Resources

Management continuously reviews the capital position of the Company and the Bank to ensure compliance with minimum regulatory requirements, as well as to explore ways to increase capital either by retained earnings or other means.

At June 30, 2016, the Company's total stockholders' equity and common stockholders’ equity were $414.2 million, or 9.4% of total assets, equivalent to a book value of $29.79 per common share. At December 31, 2015, total stockholders' equity and common stockholders’ equity were $398.2 million, or 9.7% of total assets, equivalent to a book value of $28.67 per common share.

At June 30, 2016, the Company’s tangible common equity to total assets ratio was 9.1%, compared to 9.6% at December 31, 2015. The Company’s tangible common equity to total risk-weighted assets ratio was 10.1% at June 30, 2016, compared to 10.9% at December 31, 2015.

Banks are required to maintain minimum risk-based capital ratios. These ratios compare capital, as defined by the risk-based regulations, to assets adjusted for their relative risk as defined by the regulations. Under current guidelines, which became effective January 1, 2015, banks must have a minimum common equity Tier 1 capital ratio of 4.50% (new requirement), a minimum Tier 1 risk-based capital ratio of 6.00% (increased from 4.00%), a minimum total risk-based capital ratio of 8.00%, and a minimum Tier 1 leverage ratio of 4.00%. To be considered "well capitalized," banks must have a minimum common equity Tier 1 capital ratio of 6.50% (new requirement), a minimum Tier 1 risk-based capital ratio of 8.00% (increased from 6.00%), a minimum total risk-based capital ratio of 10.00%, and a minimum Tier 1 leverage ratio of 5.00%. On June 30, 2016, the Bank's common equity Tier 1 capital ratio was 10.3%, its Tier 1 risk-based capital ratio was 10.3%, its total risk-based capital ratio was 11.2% and its Tier 1 leverage ratio was 9.5%. As a result, as of June 30, 2016, the Bank was well capitalized, with capital ratios in excess of those required to qualify as such.

The Federal Reserve Board has established capital regulations for bank holding companies that generally parallel the capital regulations for banks. On June 30, 2016, the Company's common equity Tier 1 capital ratio was 10.2%, its Tier 1 risk-based capital ratio was 10.8%, its total risk-based capital ratio was 11.8% and its Tier 1 leverage ratio was 9.9%. To be considered well capitalized, a bank holding company must have a Tier 1 risk-based capital ratio of at least 6.00% and a total risk-based capital ratio of at least 10.00%.  As of June 30, 2016, the Company was considered well capitalized, with capital ratios in excess of those requirements.

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

The SBLF Preferred Stock qualified as Tier 1 capital.  The holders of SBLF Preferred Stock were entitled to receive noncumulative dividends, payable quarterly, on each January 1, April 1, July 1 and October 1.  The dividend rate, as a percentage of the liquidation amount, could fluctuate between one percent (1%) and five percent (5%) per annum on a quarterly basis during the first 10 quarters during which the SBLF Preferred Stock was outstanding, based upon changes in the level of “Qualified Small Business Lending” or “QSBL” (as defined in the SBLF Purchase Agreement) by the Bank over the adjusted baseline level calculated under the terms of the SBLF Preferred Stock $(249.7 million).  Based upon the increase in the Bank’s level of QSBL over the adjusted baseline level, the dividend rate had been 1.0%.  For the tenth calendar quarter through four and one-half years after issuance, the dividend rate was fixed at one percent (1%) based upon the level of qualifying loans.  After four and one half years from issuance, the dividend rate would have increased to 9% (including a quarterly lending incentive fee of 0.5%).

On December 15, 2015, the Company (with the approval of its federal banking regulator) redeemed all 57,943 shares of the SBLF Preferred Stock at their liquidation amount of $1,000 per share plus accrued but unpaid dividends to the redemption date.  The redemption of the SBLF Preferred Stock was completed using internally available funds.

Dividends. During the three months ended June 30, 2016, the Company declared a common stock cash dividend of $0.22 per share, or 25% of net income per diluted common share for that three month period, and paid a common stock cash dividend of $0.22 per share (which was declared in March 2016).  During the three months ended June 30, 2015, the Company declared a common stock cash dividend of $0.22 per share, or 26% of net income per diluted common share for that three month period, and paid a common stock cash dividend of $0.20 per share (which was declared in March 2015).  During the six months ended June 30, 2016, the Company declared common stock cash dividends totaling $0.44 per share, or 28% of net income per diluted common share for that six month period, and paid common stock cash dividends totaling $0.44 per share. During the six months ended June 30, 2015, the Company declared common stock cash dividends totaling $0.42 per share, or 25% of net income per diluted common share for that six month period, and paid common stock cash dividends totaling $0.40 per share. The Board of Directors meets regularly to consider the level and the timing of dividend payments.  The $0.22 per share dividend declared but unpaid as of June 30, 2016, was paid to stockholders in July 2016.  In addition, the Company paid preferred dividends as described below in prior periods.

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

Common Stock Repurchases and Issuances. The Company has been in various buy-back programs since May 1990. Our ability to repurchase common stock  was limited, but allowed, under the terms of the SBLF preferred stock as noted above, under “-Dividends” and was previously generally precluded due to our participation in the CPP from December 2008 through August 2011.  During the three and six months ended June 30, 2016 and 2015, respectively, the Company did not repurchase any shares of its common stock.  During the three months ended June 30, 2016, the Company issued 12,704 shares of stock at an average price of $29.94 per share to cover stock option exercises.  During the three months ended June 30, 2015, the Company issued 27,533 shares of stock at an average price of $26.89 per share to cover stock option exercises. During the six months ended June 30, 2016, the Company issued 16,900 shares of stock at an average price of $29.25 per share to cover stock option exercises.  During the six months ended June 30, 2015, the Company issued 46,303 shares of stock at an average price of $25.23 per share to cover stock option exercises.

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

The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained despite fluctuations in prevailing interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time. The difference, or the interest rate repricing "gap," provides an indication of the extent to which an institution's interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities repricing during the same period, and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets during the same period. Generally, during a period of rising interest rates, a negative gap within shorter repricing periods would adversely affect net interest income, while a positive gap within shorter repricing periods would result in an increase in net interest income. During a period of falling interest rates, the opposite would be true. As of June 30, 2016, Great Southern's interest rate risk models indicate that, generally, rising interest rates are expected to have a positive impact on the Company's net interest income, while declining interest rates would have a negative impact on net interest income. We model various interest rate scenarios for rising and falling rates, including both parallel and non-parallel shifts in rates. The results of our modeling indicate that net interest income is not likely to be materially affected either positively or negatively in the first twelve months following a rate change, regardless of any changes in interest rates, because our portfolios are relatively well matched in a twelve-month horizon. The effects of interest rate changes, if any, are expected to be more impacting to net interest income in the 12 to 36 months following a rate change.

As discussed under "General-Net Interest Income and Interest Rate Risk Management," at June 30, 2016 and December 31, 2015, there were $408 million and $424 million, respectively, of adjustable rate loans which were tied to a prime rate of interest which had interest rate floors. In previous years, when the market rates of interest began to fall, Great Southern had elected to leave its "Great Southern Prime Rate" at 5.00% for those loans that are indexed to "Great Southern Prime" rather than a national prime rate of interest. This current rate for “Great Southern Prime” loans is 5.25%.  At June 30, 2016 and December 31, 2015, there were $80 million and $114 million, respectively, of loans indexed to "Great Southern Prime." While these interest rate floors and, to a lesser extent, the utilization of the "Great Southern Prime" rate have helped keep the rate on our loan portfolio higher in this very low interest rate environment, they also reduce the positive effect to our loan rates when market interest rates, specifically the "prime rate," increase. The interest rate on these loans will not increase until the loan floors are reached. Also, a significant portion of our retail certificates of deposit mature in the next twelve months and we expect that they generally will be replaced with new certificates of deposit at similar or slightly higher interest rates to those that are maturing.

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

ITEM 4. CONTROLS AND PROCEDURES

We maintain a system of disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) that is designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate. An evaluation of our disclosure controls and procedures was carried out as of June 30, 2016, under the supervision and with the participation of our principal executive officer, principal financial officer and several other members of our senior management. Our principal executive officer and principal financial officer concluded that, as of June 30, 2016, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the principal executive officer and principal financial officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There were no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) under the Act) that occurred during the quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As indicated below, no shares were purchased during the three months ended June 30, 2016.

	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan(1)

April 1, 2016 – April 30, 2016	—	$—	—	378,562
May 1, 2016 – May 31, 2016	—	—	—	378,562
June 1, 2016 – June 30, 2016	—	—	—	378,562
	—	$—	—

_______________________
(1)	Amount represents the number of shares available to be repurchased under the November 2006 plan as of the last calendar day of the month shown.

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

Great Southern Bancorp, Inc.
Registrant
Date: August 5, 2016	/s/ Joseph W. Turner
Joseph W. Turner President and Chief Executive Officer (Principal Executive Officer)
Date: August 5, 2016	/s/ Rex A. Copeland
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

None.

(101)
Attached as Exhibit 101 are the following financial statements from the Great Southern Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated statements of financial condition, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows and (v) notes to consolidated financial statements.