Form 10-Q
period 2016-09-30
GREAT SOUTHERN BANCORP INC
filed 2016-11-04
CIK 854560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES ACT OF 1934

For the Quarterly Period Ended September 30, 2016

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
Yes /  /   No /X/

The number of shares outstanding of each of the registrant's classes of common stock: 13,927,660 shares of common stock, par value $.01, outstanding at November 2, 2016.

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except number of shares)

	SEPTEMBER 30,	DECEMBER 31,
	2016	2015
	(Unaudited)
ASSETS
Cash	$117,684	$115,198
Interest-bearing deposits in other financial institutions	136,885	83,985
Cash and cash equivalents	254,569	199,183
Available-for-sale securities	204,621	262,856
Held-to-maturity securities (fair value $261 – September 2016;
$384 - December 2015)	247	353
Mortgage loans held for sale	12,796	12,261
Loans receivable, net of allowance for loan losses of
$37,002 – September 2016; $38,149 - December 2015	3,686,507	3,340,536
FDIC indemnification asset	14,576	24,082
Interest receivable	10,675	10,930
Prepaid expenses and other assets	50,864	59,322
Other real estate owned, net	31,249	31,893
Premises and equipment, net	141,049	129,655
Goodwill and other intangible assets	12,913	5,758
Investment in Federal Home Loan Bank stock	12,275	15,303
Current and deferred income taxes	9,645	12,057
Total Assets	$4,441,986	$4,104,189

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$3,561,784	$3,268,626
Federal Home Loan Bank advances	31,476	263,546
Securities sold under reverse repurchase agreements with customers	139,044	116,182
Short-term borrowings	153,060	1,295
Subordinated debentures issued to capital trusts	25,774	25,774
Subordinated notes	73,499	—
Accrued interest payable	1,500	1,080
Advances from borrowers for taxes and insurance	9,153	4,681
Accounts payable and accrued expenses	24,567	24,778
Total Liabilities	4,019,857	3,705,962
Stockholders' Equity:
Capital stock
Serial preferred stock – $.01 par value; authorized 1,000,000 shares; issued and outstanding September 2016 and December 2015 - -0- shares	—	—
Common stock, $.01 par value; authorized 20,000,000 shares; issued and outstanding September 2016 – 13,921,355 shares;
December 2015 - 13,887,932 shares	139	139
Additional paid-in capital	25,263	24,371
Retained earnings	392,826	368,053
Accumulated other comprehensive income	3,901	5,664
Total Stockholders' Equity	422,129	398,227
Total Liabilities and Stockholders' Equity	$4,441,986	$4,104,189

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
	THREE MONTHS ENDED SEPTEMBER 30,
	2016	2015
	(Unaudited)
INTEREST INCOME
Loans	$45,335	$44,103
Investment securities and other	1,521	1,652
TOTAL INTEREST INCOME	46,856	45,755
INTEREST EXPENSE
Deposits	4,423	3,500
Federal Home Loan Bank advances	259	468
Short-term borrowings and repurchase agreements	450	14
Subordinated debentures issued to capital trusts	209	248
Subordinated notes	487	—
TOTAL INTEREST EXPENSE	5,828	4,230
NET INTEREST INCOME	41,028	41,525
PROVISION FOR LOAN LOSSES	2,500	1,703
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	38,528	39,822

NON-INTEREST INCOME
Commissions	245	400
Service charges and ATM fees	5,548	5,162
Net realized gains on sales of loans	1,217	1,079
Net realized gains on sales of available-for-sale securities	144	2
Late charges and fees on loans	435	371
Gain (loss) on derivative interest rate products	58	(133)
Amortization of income/expense related to business acquisitions	(1,215)	(3,326)
Other income	658	1,565
TOTAL NON-INTEREST INCOME	7,090	5,120

NON-INTEREST EXPENSE
Salaries and employee benefits	15,062	15,078
Net occupancy and equipment expense	6,335	7,546
Postage	923	1,042
Insurance	961	837
Advertising	803	545
Office supplies and printing	575	328
Telephone	823	806
Legal, audit and other professional fees	748	586
Expense on foreclosed assets	1,298	616
Partnership tax credit investment amortization	420	420
Acquired deposit intangible asset amortization	464	437
Other operating expenses	2,245	1,773
TOTAL NON-INTEREST EXPENSE	30,657	30,014

INCOME BEFORE INCOME TAXES	14,961	14,928

PROVISION FOR INCOME TAXES	3,740	3,732

NET INCOME	11,221	11,196

Preferred stock dividends	—	145
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$11,221	$11,051

	THREE MONTHS ENDED SEPTEMBER 30,
	2016	2015
BASIC EARNINGS PER COMMON SHARE	$0.81	$0.80
DILUTED EARNINGS PER COMMON SHARE	$0.80	$0.79
DIVIDENDS DECLARED PER COMMON SHARE	$0.22	$0.22

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
	NINE MONTHS ENDED SEPTEMBER 30,
	2016	2015
	(Unaudited)
INTEREST INCOME
Loans	$133,460	$133,999
Investment securities and other	4,779	5,396
TOTAL INTEREST INCOME	138,239	139,395
INTEREST EXPENSE
Deposits	12,480	9,794
Federal Home Loan Bank advances	955	1,331
Short-term borrowings and repurchase agreements	936	51
Subordinated debentures issued to capital trusts	573	560
Subordinated notes	487	—
TOTAL INTEREST EXPENSE	15,431	11,736
NET INTEREST INCOME	122,808	127,659
PROVISION FOR LOAN LOSSES	6,901	4,303
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	115,907	123,356

NON-INTEREST INCOME
Commissions	763	981
Service charges and ATM fees	16,201	14,833
Net realized gains on sales of loans	3,062	3,078
Net realized gains on sales of available-for-sale securities	2,881	2
Late charges and fees on loans	1,315	1,482
Gain (loss) on derivative interest rate products	(179)	(112)
Amortization of income/expense related to business acquisitions	(6,087)	(15,380)
Other income	3,025	3,638
TOTAL NON-INTEREST INCOME	20,981	8,522

NON-INTEREST EXPENSE
Salaries and employee benefits	45,671	44,261
Net occupancy and equipment expense	19,556	19,715
Postage	2,881	2,843
Insurance	2,944	2,672
Advertising	1,767	1,728
Office supplies and printing	1,435	1,043
Telephone	2,649	2,338
Legal, audit and other professional fees	2,399	1,873
Expense on foreclosed assets	3,083	1,319
Partnership tax credit investment amortization	1,260	1,260
Acquired deposit intangible asset amortization	1,497	1,312
Other operating expenses	6,242	4,841
TOTAL NON-INTEREST EXPENSE	91,384	85,205

INCOME BEFORE INCOME TAXES	45,504	46,673

PROVISION FOR INCOME TAXES	11,956	11,821

NET INCOME	33,548	34,852

Preferred stock dividends	—	435
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$33,548	$34,417

	NINE MONTHS ENDED SEPTEMBER 30,
	2016	2015
BASIC EARNINGS PER COMMON SHARE	$2.41	$2.49
DILUTED EARNINGS PER COMMON SHARE	$2.39	$2.46
DIVIDENDS DECLARED PER COMMON SHARE	$0.66	$0.64

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	THREE MONTHS ENDED SEPTEMBER 30,
	2016	2015
	(Unaudited)
Net Income	$11,221	$11,196

Unrealized appreciation (depreciation) on available-for-sale securities, net
of taxes (credit) of $(454) and $160, for 2016 and 2015, respectively	(798)	281

Reclassification adjustment for gains included in net income,
net of (taxes) credit of $(53) and $(1), for 2016 and 2015, respectively	(91)	(1)

Change in fair value of cash flow hedge, net of taxes of $30
and $6, for 2016 and 2015, respectively	53	10

Comprehensive Income	$10,385	$11,486

	NINE MONTHS ENDED SEPTEMBER 30,
	2016	2015
	(Unaudited)
Net Income	$33,548	$34,852

Unrealized appreciation (depreciation) on available-for-sale securities, net
of taxes (credit) of $21 and $(221), for 2016 and 2015, respectively	35	(785)

Reclassification adjustment for gains included in net income,
net of (taxes) credit of $(1,046) and $(1), for 2016 and 2015, respectively	(1,835)	(1)

Change in fair value of cash flow hedge, net of taxes (credit) of $21
and $(59), for 2016 and 2015, respectively	37	(95)

Comprehensive Income	$31,785	$33,971

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	NINE MONTHS ENDED SEPTEMBER 30,
	2016	2015
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$33,548	$34,852
Proceeds from sales of loans held for sale	118,629	126,859
Originations of loans held for sale	(115,039)	(122,166)
Items not requiring (providing) cash:
Depreciation	7,416	8,088
Amortization of other assets	2,784	2,572
Compensation expense for stock option grants	348	395
Provision for loan losses	6,901	4,303
Net gains on loan sales	(3,062)	(3,078)
Net gains on sale of available-for-sale investment securities	(2,881)	(2)
Net gains on sale of premises and equipment	(248)	(561)
(Gain) loss on sale of foreclosed assets	38	(694)
Gain on sale of business units	(368)	—
Gain on redemption of trust preferred securities	—	(1,115)
Amortization of deferred income, premiums, discounts
and fair value adjustments	4,797	8,711
Loss on derivative interest rate products	179	112
Deferred income taxes	(3,070)	(7,357)
Changes in:
Interest receivable	665	178
Prepaid expenses and other assets	10,284	8,370
Accounts payable and accrued expenses	(1,834)	4,781
Income taxes refundable/payable	6,702	707
Net cash provided by operating activities	65,789	64,955
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(69,439)	(139,782)
Purchase of loans	(136,769)	(95,720)
Cash received from purchase of additional business units	44,363	—
Cash received from FDIC loss sharing reimbursements	533	2,390
Cash paid for sale of business units	(17,821)	—
Purchase of premises and equipment	(8,221)	(12,839)
Proceeds from sale of premises and equipment	1,078	2,205
Proceeds from sale of foreclosed assets	19,923	17,888
Capitalized costs on foreclosed assets	(86)	(20)
Proceeds from sales of available-for-sale securities	49,615	56,167
Proceeds from maturing securities	—	110
Proceeds from called securities	28,016	6,143
Principal reductions on mortgage-backed securities	25,390	48,137
Purchase of available-for-sale securities	(45,661)	(21,339)
Redemption of Federal Home Loan Bank stock	3,028	5,449
Net cash used in investing activities	(106,051)	(131,211)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in certificates of deposit	115,632	199,842
Net increase (decrease) in checking and savings deposits	(32,279)	56,502
Proceeds from Federal Home Loan Bank advances	1,793,000	5,277,500
Repayments of Federal Home Loan Bank advances	(2,025,052)	(5,384,548)
Net increase (decrease) in short-term borrowings	174,627	(62,020)
Advances from borrowers for taxes and insurance	4,472	3,078
Redemption of trust preferred securities	—	(3,885)
Proceeds from issuance of subordinated notes	73,472	—
Dividends paid	(9,171)	(8,976)
Stock options exercised	947	2,760
Net cash provided by financing activities	95,648	80,253
INCREASE IN CASH AND CASH EQUIVALENTS	55,386	13,997
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	199,183	218,647
CASH AND CASH EQUIVALENTS, END OF PERIOD	$254,569	$232,644
See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Great Southern Bancorp, Inc. (the "Company" or "Great Southern") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The financial statements presented herein reflect all adjustments which are, in the opinion of management, necessary to fairly present the financial condition, results of operations and cash flows of the Company as of the dates ended and for the periods presented. Those adjustments consist only of normal recurring adjustments. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the full year. The consolidated statement of financial condition of the Company as of December 31, 2015, has been derived from the audited consolidated statement of financial condition of the Company as of that date.  Certain prior period amounts have been reclassified to conform to the current period presentation.  These reclassifications had no effect on net income.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230).  The Update provides guidance on how certain cash receipts and payments are presented and classified in the statement of cash flows.  The amendments in the Update are to be applied retrospectively.  The Update is effective for the Company for interim and annual periods beginning after December 15, 2017, and early adoption is permitted.  The Company is currently assessing the impact that this guidance will have on its consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740).  The Update provides guidance on the accounting for the income tax consequences of intra-entity transfers of assets other than inventory.  Under this guidance, companies will be required to recognize the income tax consequences of an intra-entity asset transfer when the transfer occurs.  The Update is effective for the Company for annual and interim periods beginning after December 15, 2017, with early adoption permitted.  The Company is currently assessing the impact that this guidance will have on its consolidated financial statements.

NOTE 4: EARNINGS PER SHARE
	Three Months Ended September 30,
	2016	2015
	(In Thousands, Except Per Share Data)
Basic:
Average shares outstanding	13,914	13,840
Net income available to common stockholders	$11,221	$11,051
Per common share amount	$0.81	$0.80

Diluted:
Average shares outstanding	13,914	13,840
Net effect of dilutive stock options – based on the treasury
stock method using average market price	140	178
Diluted shares	14,054	14,018
Net income available to common stockholders	$11,221	$11,051
Per common share amount	$0.80	$0.79

	Nine Months Ended September 30,
	2016	2015
	(In Thousands, Except Per Share Data)
Basic:
Average shares outstanding	13,906	13,815
Net income available to common stockholders	$33,548	$34,417
Per common share amount	$2.41	$2.49

Diluted:
Average shares outstanding	13,906	13,815
Net effect of dilutive stock options – based on the treasury
stock method using average market price	140	178
Diluted shares	14,046	13,993
Net income available to common stockholders	$33,548	$34,417
Per common share amount	$2.39	$2.46

Options outstanding at September 30, 2016 and 2015, to purchase 111,425 and 7,250 shares of common stock, respectively, were not included in the computation of diluted earnings per common share for each of the three and nine month periods because the exercise prices of such options were greater than the average market prices of the common stock for the three and nine months ended September 30, 2016 and 2015, respectively.

NOTE 5: INVESTMENT SECURITIES

	September 30, 2016
		Gross	Gross		Tax
	Amortized	Unrealized	Unrealized	Fair	Equivalent
	Cost	Gains	Losses	Value	Yield
	(In Thousands)

AVAILABLE-FOR-SALE SECURITIES:
Mortgage-backed securities	$133,202	$1,587	$70	$134,719	1.93%
States and political subdivisions	64,963	4,939	—	69,902	5.67
	$198,165	$6,526	$70	$204,621	3.16%

HELD-TO-MATURITY SECURITIES:
States and political subdivisions	$247	$14	$—	$261	7.37%

	December 31, 2015
		Gross	Gross		Tax
	Amortized	Unrealized	Unrealized	Fair	Equivalent
	Cost	Gains	Losses	Value	Yield
	(In Thousands)

AVAILABLE-FOR-SALE SECURITIES:
U.S. government agencies	$20,000	$—	$219	$19,781	2.00%
Mortgage-backed securities	159,777	2,038	601	161,214	2.09
States and political subdivisions	72,951	5,081	1	78,031	5.71
Other securities	847	2,983	—	3,830	—
	$253,575	$10,102	$821	$262,856	3.12%

HELD-TO-MATURITY SECURITIES:
States and political subdivisions	$353	$31	$—	$384	7.37%

The amortized cost and fair value of available-for-sale securities at September 30, 2016, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In Thousands)

One year or less	$—	$—
After one through five years	630	644
After five through ten years	7,612	7,938
After ten years	56,721	61,320
Securities not due on a single maturity date	133,202	134,719

	$198,165	$204,621

The held-to-maturity securities at September 30, 2016, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In Thousands)

After one through five years	$247	$261

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at September 30, 2016 and December 31, 2015, respectively, was approximately $13.8 million and $76.0 million, which is approximately 6.7% and 28.9% of the Company's combined available-for-sale and held-to-maturity investment portfolio, respectively.

Based on an evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these debt securities below their historical cost are temporary at September 30, 2016.

The following table shows the Company's gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2016 and December 31, 2015:

September 30, 2016
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
(In Thousands)

Mortgage-backed securities	$13,768	$(70)	$—	$—	$13,768	$(70)

	December 31, 2015
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)

U.S. government agencies	$20,000	$(219)	$—	$—	$20,000	$(219)
Mortgage-backed securities	45,494	(348)	9,635	(253)	55,129	(601)
State and political
subdivisions	—	—	910	(1)	910	(1)
	$65,494	$(567)	$10,545	$(254)	$76,039	$(821)

Gross gains of $158,000 and $3.0 million and gross losses of $15,000 and $103,000 resulting from sales of available-for-sale securities were realized during the three and nine months ended September 30, 2016. Gross gains of $503,000 and $503,000 and gross losses of $501,000 and $501,000 resulting from sales of available-for-sale securities were realized during the three and nine months ended September 30, 2015.  Gains and losses on sales of securities are determined on the specific-identification method.

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

During the three and nine months ended September 30, 2016, no securities were determined to have impairment that had become other than temporary.

Credit Losses Recognized on Investments.  There were no debt securities that have experienced fair value deterioration due to credit losses, as well as due to other market factors, but are not otherwise other-than-temporarily impaired.

Amounts Reclassified Out of Accumulated Other Comprehensive Income.  Amounts reclassified from accumulated other comprehensive income and the affected line items in the statements of income during the three and nine months ended September 30, 2016 and 2015, were as follows:

	Amounts Reclassified from Accumulated Other Comprehensive Income Three Months Ended September 30,		Affected Line Item in the Statements of Income
	2016	2015
	(In Thousands)

Unrealized gains on available-			Net realized gains on sales of
for-sale securities	$144	$2	available-for-sale securities
			(Total reclassified amount before tax)
Income Taxes	(53)	(1)	Provision for income taxes
Total reclassifications out of accumulated
other comprehensive income	$91	$1

	Amounts Reclassified from Accumulated Other Comprehensive Income Nine Months Ended September 30,		Affected Line Item in the Statements of Income
	2016	2015
	(In Thousands)

Unrealized gains on available-			Net realized gains on sales of
for-sale securities	$2,881	$2	available-for-sale securities
			(Total reclassified amount before tax)
Income Taxes	(1,046)	(1)	Provision for income taxes
Total reclassifications out of accumulated
other comprehensive income	$1,835	$1

NOTE 6: LOANS AND ALLOWANCE FOR LOAN LOSSES

	September 30,	December 31,
	2016	2015
	(In Thousands)

One- to four-family residential construction	$26,540	$23,526
Subdivision construction	16,947	38,504
Land development	53,585	58,440
Commercial construction	700,232	600,794
Owner occupied one- to four-family residential	215,301	110,277
Non-owner occupied one- to four-family residential	137,500	149,874
Commercial real estate	1,172,522	1,043,474
Other residential	643,110	419,549
Commercial business	347,369	357,580
Industrial revenue bonds	25,215	37,362
Consumer auto	498,098	439,895
Consumer other	70,399	74,829
Home equity lines of credit	104,014	83,966
Acquired FDIC-covered loans, net of discounts	144,420	236,071
Acquired loans no longer covered by FDIC loss sharing agreements,
net of discounts	78,885	33,338
Acquired non-covered loans, net of discounts	81,986	93,436
	4,316,123	3,800,915
Undisbursed portion of loans in process	(588,114)	(418,702)
Allowance for loan losses	(37,002)	(38,149)
Deferred loan fees and gains, net	(4,500)	(3,528)
	$3,686,507	$3,340,536

Weighted average interest rate	4.54%	4.56%

Classes of loans by aging were as follows:
	September 30, 2016
							Total Loans
			Past Due				> 90 Days
	30-59 Days	60-89 Days	90 Days	Total Past		Total Loans	Past Due and
	Past Due	Past Due	or More	Due	Current	Receivable	Still Accruing
	(In Thousands)
One- to four-family
residential construction	$—	$—	$—	$—	$26,540	$26,540	$—
Subdivision construction	—	—	111	111	16,836	16,947	—
Land development	5	40	1,715	1,760	51,825	53,585	—
Commercial construction	—	—	—	—	700,232	700,232	—
Owner occupied one- to four-
family residential	89	636	951	1,676	213,625	215,301	14
Non-owner occupied one- to
four-family residential	—	—	347	347	137,153	137,500	—
Commercial real estate	59	122	7,054	7,235	1,165,287	1,172,522	—
Other residential	178	—	—	178	642,932	643,110	—
Commercial business	93	22	455	570	346,799	347,369	—
Industrial revenue bonds	—	—	—	—	25,215	25,215	—
Consumer auto	4,217	1,353	1,522	7,092	491,006	498,098	1
Consumer other	644	273	680	1,597	68,802	70,399	3
Home equity lines of credit	308	1	338	647	103,367	104,014	—
Acquired FDIC-covered
loans, net of discounts	358	1,890	8,241	10,489	133,931	144,420	117
Acquired loans no longer
covered by loss sharing
agreements, net of
discounts	118	105	2,277	2,500	76,385	78,885	—
Acquired non-covered loans,
net of discounts	556	11	4,406	4,973	77,013	81,986	592
	6,625	4,453	28,097	39,175	4,276,948	4,316,123	727
Less FDIC-supported loans,
and acquired non-covered
loans, net of discounts	1,032	2,006	14,924	17,962	287,329	305,291	709

Total	$5,593	$2,447	$13,173	$21,213	$3,989,619	$4,010,832	$18

	December 31, 2015
							Total Loans
						Total	> 90 Days Past
	30-59 Days	60-89 Days	Over 90	Total Past		Loans	Due and
	Past Due	Past Due	Days	Due	Current	Receivable	Still Accruing
	(In Thousands)
One- to four-family
residential construction	$649	$—	$—	$649	$22,877	$23,526	$—
Subdivision construction	—	—	—	—	38,504	38,504	—
Land development	2,245	148	139	2,532	55,908	58,440	—
Commercial construction	1	—	—	1	600,793	600,794	—
Owner occupied one- to four-
family residential	1,217	345	715	2,277	108,000	110,277	—
Non-owner occupied one- to
four-family residential	—	—	345	345	149,529	149,874	—
Commercial real estate	1,035	471	13,488	14,994	1,028,480	1,043,474	—
Other residential	—	—	—	—	419,549	419,549	—
Commercial business	1,020	9	288	1,317	356,263	357,580	—
Industrial revenue bonds	—	—	—	—	37,362	37,362	—
Consumer auto	3,351	891	721	4,963	434,932	439,895	—
Consumer other	943	236	576	1,755	73,074	74,829	—
Home equity lines of credit	212	123	297	632	83,334	83,966	—
Acquired FDIC-covered loans, net of discounts	7,936	603	9,712	18,251	217,820	236,071	—
Acquired loans no longer covered by FDIC loss sharing agreements,
net of discounts	989	39	33	1,061	32,277	33,338	—
Acquired non-covered loans, net of discounts	1,081	638	5,914	7,633	85,803	93,436	—
	20,679	3,503	32,228	56,410	3,744,505	3,800,915	—
Less FDIC-supported loans,
and acquired non-covered loans, net of discounts	10,006	1,280	15,659	26,945	335,900	362,845	—

Total	$10,673	$2,223	$16,569	$29,465	$3,408,605	$3,438,070	$—

Nonaccruing loans (excluding FDIC-supported loans, net of discount and acquired non-covered loans, net of discount) are summarized as follows:

	September 30,	December 31,
	2016	2015
	(In Thousands)

One- to four-family residential construction	$—	$—
Subdivision construction	111	—
Land development	1,715	139
Commercial construction	—	—
Owner occupied one- to four-family residential	937	715
Non-owner occupied one- to four-family residential	347	345
Commercial real estate	7,054	13,488
Other residential	—	—
Commercial business	455	288
Industrial revenue bonds	—	—
Consumer auto	1,521	721
Consumer other	677	576
Home equity lines of credit	338	297

Total	$13,155	$16,569

The following table presents the activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2016.  Also presented are the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of September 30, 2016:

	One- to Four-
	Family
	Residential and	Other	Commercial	Commercial	Commercial
	Construction	Residential	Real Estate	Construction	Business	Consumer	Total
	(In Thousands)
Allowance for loan losses
Balance July 1, 2016	$4,184	$3,698	$16,157	$3,013	$3,531	$7,550	$38,133
Provision (benefit) charged to expense	(738)	1,702	1,130	(1,238)	(425)	2,069	2,500
Losses charged off	(38)	—	(1,815)	(1)	(191)	(2,548)	(4,593)
Recoveries	23	15	17	80	33	794	962
Balance September 30, 2016	$3,431	$5,415	$15,489	$1,854	$2,948	$7,865	$37,002

Ending balance:

Balance January 1, 2016	$4,900	$3,190	$14,738	$3,019	$4,203	$8,099	$38,149
Provision (benefit) charged to expense	(1,387)	2,186	5,114	(1,252)	(1,093)	3,333	6,901
Losses charged off	(129)	—	(5,546)	(31)	(383)	(6,047)	(12,136)
Recoveries	47	39	1,183	118	221	2,480	4,088
Balance September 30, 2016	$3,431	$5,415	$15,489	$1,854	$2,948	$7,865	$37,002

Ending balance:
Individually evaluated for
impairment	$566	$—	$2,280	$1,079	$1,046	$441	$5,412
Collectively evaluated for
impairment	$2,258	$5,317	$13,015	$731	$1,804	$7,254	$30,379
Loans acquired and
accounted for under ASC
310-30	$607	$98	$194	$44	$98	$170	$1,211

Loans
Individually evaluated for
impairment	$5,887	$3,977	$13,369	$9,051	$2,326	$2,900	$37,510
Collectively evaluated for
impairment	$390,401	$639,133	$1,159,153	$744,766	$370,258	$669,611	$3,973,322
Loans acquired and
accounted for under ASC
310-30	$166,733	$31,678	$57,240	$3,741	$7,706	$38,193	$305,291

The following table presents the activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2015:
	One- to Four-
	Family
	Residential and	Other	Commercial	Commercial	Commercial
	Construction	Residential	Real Estate	Construction	Business	Consumer	Total
	(In Thousands)
Allowance for loan losses
Balance April 1, 2015	$3,886	$3,342	$20,191	$3,288	$3,992	$4,999	$39,698
Provision (benefit) charged to expense	515	162	(284)	(158)	728	740	1,703
Losses charged off	—	—	(803)	(132)	(193)	(1,312)	(2,440)
Recoveries	36	12	32	81	45	711	917
Balance September 30, 2015	$4,437	$3,516	$19,136	$3,079	$4,572	$5,138	$39,878

Balance January 1, 2015	$3,455	$2,941	$19,773	$3,562	$3,679	$5,025	$38,435
Provision (benefit) charged to expense	961	546	(45)	(348)	1,618	1,571	4,303
Losses charged off	(66)	(2)	(807)	(329)	(968)	(3,394)	(5,566)
Recoveries	87	31	215	194	243	1,936	2,706
Balance September 30, 2015	$4,437	$3,516	$19,136	$3,079	$4,572	$5,138	$39,878

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

Impaired loans (excluding FDIC-supported loans, net of discount and acquired non-covered loans, net of discount), are summarized as follows:

	September 30, 2016
		Unpaid
	Recorded	Principal	Specific
	Balance	Balance	Allowance
	(In Thousands)

One- to four-family residential construction	$—	$—	$—
Subdivision construction	851	860	133
Land development	9,051	9,146	1,079
Commercial construction	—	—	—
Owner occupied one- to four-family residential	3,170	3,450	382
Non-owner occupied one- to four-family residential	1,865	2,119	51
Commercial real estate	13,369	16,269	2,280
Other residential	3,977	3,977	—
Commercial business	2,326	2,438	1,046
Industrial revenue bonds	—	—	—
Consumer auto	1,632	1,751	245
Consumer other	886	959	133
Home equity lines of credit	383	396	63

Total	$37,510	$41,365	$5,412

	Three Months Ended		Nine Months Ended
	September 30, 2016		September 30, 2016
	Average		Average
	Investment	Interest	Investment	Interest
	in Impaired	Income	in Impaired	Income
	Loans	Recognized	Loans	Recognized
	(In Thousands)

One- to four-family residential construction	$—	$—	$—	$—
Subdivision construction	924	6	987	36
Land development	9,066	120	8,016	266
Commercial construction	—	—	—	—
Owner occupied one- to four-family residential	3,181	50	3,252	129
Non-owner occupied one- to four-family residential	1,947	31	1,877	83
Commercial real estate	22,325	223	28,133	847
Other residential	6,321	44	7,779	219
Commercial business	2,190	39	2,174	87
Industrial revenue bonds	—	—	—	—
Consumer auto	1,434	55	1,123	93
Consumer other	864	27	876	56
Home equity lines of credit	395	3	422	22

Total	$48,647	$598	$54,639	$1,838

	At or for the Year Ended December 31, 2015
				Average
		Unpaid		Investment	Interest
	Recorded	Principal	Specific	in Impaired	Income
	Balance	Balance	Allowance	Loans	Recognized
	(In Thousands)

One- to four-family residential construction	$—	$—	$—	$633	$35
Subdivision construction	1,061	1,061	214	3,533	109
Land development	7,555	7,644	1,391	7,432	287
Commercial construction	—	—	—	—	—
Owner occupied one- to four-family
residential	3,166	3,427	389	3,587	179
Non-owner occupied one- to four-family
residential	1,902	2,138	128	1,769	100
Commercial real estate	34,629	37,259	2,556	28,610	1,594
Other residential	9,533	9,533	—	9,670	378
Commercial business	2,365	2,539	1,115	2,268	138
Industrial revenue bonds	—	—	—	—	—
Consumer auto	791	829	119	576	59
Consumer other	802	885	120	672	74
Home equity lines of credit	357	374	61	403	27

Total	$62,161	$65,689	$6,093	$59,153	$2,980

	September 30, 2015
		Unpaid
	Recorded	Principal	Specific
	Balance	Balance	Allowance
	(In Thousands)

One- to four-family residential construction	$712	$712	$—
Subdivision construction	2,531	2,535	218
Land development	7,416	7,421	1,405
Commercial construction	—	—	—
Owner occupied one- to four-family residential	3,462	3,732	411
Non-owner occupied one- to four-family residential	1,853	2,064	134
Commercial real estate	32,232	33,618	3,340
Other residential	9,567	9,567	—
Commercial business	2,701	2,783	473
Industrial revenue bonds	—	—	—
Consumer auto	725	762	109
Consumer other	861	993	129
Home equity lines of credit	430	456	73

Total	$62,490	$64,643	$6,292

	Three Months Ended		Nine Months Ended
	September 30, 2015		September 30, 2015
	Average		Average
	Investment	Interest	Investment	Interest
	in Impaired	Income	in Impaired	Income
	Loans	Recognized	Loans	Recognized
	(In Thousands)

One- to four-family residential construction	$634	$7	$755	$35
Subdivision construction	3,749	32	4,218	99
Land development	7,425	72	7,425	204
Commercial construction	—	—	—	—
Owner occupied one- to four-family residential	3,424	44	3,696	132
Non-owner occupied one- to four-family residential	1,739	30	1,737	75
Commercial real estate	28,026	559	26,979	1,189
Other residential	9,612	106	9,711	286
Commercial business	2,058	62	2,163	109
Industrial revenue bonds	—	—	—	—
Consumer auto	626	19	502	40
Consumer other	732	30	628	63
Home equity lines of credit	395	7	402	20

Total	$58,420	$968	$58,216	$2,252

At September 30, 2016, $17.0 million of impaired loans had specific valuation allowances totaling $5.4 million.  At December 31, 2015, $25.1 million of impaired loans had specific valuation allowances totaling $6.1 million.

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

The following tables present newly restructured loans during the three and nine months ended September 30, 2016 by type of modification:
	Three Months Ended September 30, 2016
				Total
	Interest Only	Term	Combination	Modification
	(In Thousands)

Consumer	$—	$18	$—	$18

	$—	$18	$—	$18

	Nine Months Ended September 30, 2016
				Total
	Interest Only	Term	Combination	Modification
	(In Thousands)

Mortgage loans on real estate:
One -to four- family residential	$429	$—	$—	$429
Commercial	60	—	—	60
Construction and land development	2,946	—	—	2,946
Commercial business	—	22	—	22
Consumer	—	58	—	58

	$3,435	$80	$—	$3,515

At September 30, 2016, the Company had $25.0 million of loans that were modified in troubled debt restructurings and impaired, as follows:  $8.1 million of construction and land development loans, $7.6 million of single family and multi-family residential mortgage loans, $7.1 million of commercial real estate loans, $1.9 million of commercial business loans and $309,000 of consumer loans.  Of the total troubled debt restructurings at September 30, 2016, $22.7 million were accruing interest and $7.9 million were classified as substandard using the Company's internal grading system, which is described below.  The Company had no troubled debt restructurings which were modified in the previous 12 months and subsequently defaulted during the nine months ended September 30, 2016.  When loans modified as troubled debt restructuring have subsequent payment defaults, the defaults are factored into the determination of the allowance for loan losses to ensure specific valuation allowances reflect amounts considered uncollectible.  At December 31, 2015, the Company had $45.0 million of loans that were modified in troubled debt restructurings and impaired, as follows:  $7.9 million of construction and land development loans, $13.5 million of single family and multi-family residential mortgage loans, $21.3 million of commercial real estate loans, $2.0 million of commercial business loans and $311,000 of consumer loans.  Of the total troubled debt restructurings at December 31, 2015, $39.0 million were accruing interest and $12.2 million were classified as substandard using the Company's internal grading system.

During the three months ended September 30, 2016, no loans designated as troubled debt restructurings met the criteria for placement back on accrual status.  During the nine months ended September 30, 2016, loans designated as troubled debt restructurings totaling $424,000 met the criteria for placement back on accrual status.  The $424,000 consisted of $235,000 of one- to four- family residential loans, $100,000 of commercial real estate loans and $89,000 of consumer loans.  The criteria is generally a minimum of six months of payment performance under original or modified terms.
The Company reviews the credit quality of its loan portfolio using an internal grading system that classifies loans as "Satisfactory," "Watch," "Special Mention," "Substandard" and "Doubtful."  Substandard loans are characterized by the distinct possibility that the Bank will sustain some loss if certain deficiencies are not corrected.  Doubtful loans are those having all the weaknesses inherent to those classified Substandard with the added characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.  Special mention loans possess potential weaknesses that deserve management's close attention but do not expose the Bank to a degree of risk that warrants substandard classification.  Loans classified as watch are being monitored because of indications of potential weaknesses or deficiencies that may require future classification as special mention or substandard.  Loans not meeting any of the criteria previously described are considered satisfactory.  The FDIC-covered and previously covered loans are evaluated using this internal grading system.  These loans are accounted for in pools and the loans acquired in the Inter Savings Bank FDIC transaction are currently substantially covered through loss sharing agreements with the FDIC.  Minimal adverse classification in these loan pools was identified as of September 30, 2016 and December 31, 2015, respectively.  The acquired non-covered loans are also evaluated using this internal grading system.  These loans are accounted for in pools and minimal adverse classification in the loan pools was identified as of September 30, 2016 and December 31, 2015, respectively.  See Note 7 for further discussion of the acquired loan pools and remaining loss sharing agreements.
The Company evaluates the loan risk internal grading system definitions and allowance for loan loss methodology on an ongoing basis.  In the fourth quarter of 2014, the Company began using a three-year average of historical losses for the general component of the allowance for loan loss calculation.  The Company had previously used a five-year average.  For interim periods, the Company uses three full years plus the interim period's annualized average losses for the general component of the allowance for loan loss calculation.  The Company believes that the three-year average provides a better representation of the current risks in the loan portfolio.  This change was made after consultation with our regulators and other third-party consultants, as well as a review of the practices used by the Company's peers.  This change did not materially affect the level of the allowance for loan losses.  The general component of the allowance for loan losses is affected by several factors, including, but not limited to, average historical losses, the average life of the loan, the current composition of the loan portfolio, current and expected economic conditions, collateral values and internal risk ratings.  Management considers all these factors in determining the adequacy of the Company's allowance for loan losses.  No other significant changes were made to the loan risk grading system definitions and allowance for loan loss methodology during the past year.

The loan grading system is presented by loan class below:
	September 30, 2016
			Special
	Satisfactory	Watch	Mention	Substandard	Doubtful	Total
	(In Thousands)
One- to four-family residential
construction	$25,529	$—	$1,011	$—	$—	$26,540
Subdivision construction	13,543	18	2,987	399	—	16,947
Land development	42,889	5,140	—	5,556	—	53,585
Commercial construction	700,232	—	—	—	—	700,232
Owner occupied one- to four-
family residential	213,964	30	—	1,307	—	215,301
Non-owner occupied one- to four-
family residential	133,134	471	3,421	474	—	137,500
Commercial real estate	1,142,425	20,819	—	9,278	—	1,172,522
Other residential	638,413	4,519	—	178	—	643,110
Commercial business	343,978	2,440	424	527	—	347,369
Industrial revenue bonds	25,215	—	—	—	—	25,215
Consumer auto	496,491	—	—	1,607	—	498,098
Consumer other	69,665	—	—	734	—	70,399
Home equity lines of credit	103,644	—	—	370	—	104,014
Acquired FDIC-covered loans,
net of discounts	144,224	—	—	196	—	144,420
Acquired loans no longer covered
by FDIC loss sharing
agreements, net of discounts	78,833	—	—	52	—	78,885
Acquired non-covered loans,
net of discounts	80,559	—	—	1,427	—	81,986

Total	$4,252,738	$33,437	$7,843	$22,105	$—	$4,316,123

	December 31, 2015
			Special
	Satisfactory	Watch	Mention	Substandard	Doubtful	Total
	(In Thousands)
One- to four-family residential
construction	$22,798	$—	$728	$—	$—	$23,526
Subdivision construction	34,370	263	3,407	464	—	38,504
Land development	47,357	6,992	—	4,091	—	58,440
Commercial construction	600,794	—	—	—	—	600,794
Owner occupied one- to-four-
family residential	108,584	587	—	1,106	—	110,277
Non-owner occupied one- to-
four-family residential	144,744	516	3,827	787	—	149,874
Commercial real estate	1,005,894	18,805	—	18,775	—	1,043,474
Other residential	409,172	8,422	—	1,955	—	419,549
Commercial business	355,370	1,303	438	469	—	357,580
Industrial revenue bonds	37,362	—	—	—	—	37,362
Consumer auto	439,157	—	—	738	—	439,895
Consumer other	74,167	—	—	662	—	74,829
Home equity lines of credit	83,627	—	—	339	—	83,966
Acquired FDIC-covered loans,
net of discounts	236,055	—	—	16	—	236,071
Acquired loans no longer covered
by FDIC loss sharing
agreements, net of discounts	33,237	—	—	101	—	33,338
Acquired non-covered loans,
net of discounts	91,614	—	—	1,822	—	93,436

Total	$3,724,302	$36,888	$8,400	$31,325	$—	$3,800,915

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

The loans, commitments and foreclosed assets purchased in the TeamBank transaction were covered by a loss sharing agreement between the FDIC and Great Southern Bank.  Under the loss sharing agreement, the Bank shared in the losses on assets covered under the agreement (referred to as covered assets). On losses up to $115.0 million, the FDIC agreed to reimburse the Bank for 80% of the losses. On losses exceeding $115.0 million, the FDIC agreed to reimburse the Bank for 95% of the losses.  Realized losses covered by the loss sharing agreement included loan contractual balances (and related unfunded commitments that were acquired), accrued interest on loans for up to 90 days, the book value of foreclosed real estate acquired, and certain direct costs, less cash or other consideration received by the Bank.  This agreement originally was to extend for ten years for 1-4 family real estate loans and for five years for other loans. The five-year period ended March 31, 2014 and the ten-year period was terminated early, effective April 26, 2016, by mutual agreement of Great Southern Bank and the FDIC.  See "Loss Sharing Agreements" below.  The value of this loss sharing agreement was considered in determining fair values of loans and foreclosed assets acquired.  The loss sharing agreement was subject to the Bank following servicing procedures as specified in the agreement.  The expected reimbursements under the loss sharing agreement were recorded as an indemnification asset at their preliminary estimated fair value on the acquisition date.  Based upon the acquisition date fair values of the net assets acquired, no goodwill was recorded.
On September 4, 2009, Great Southern Bank entered into a purchase and assumption agreement with loss share with the FDIC to assume all of the deposits and acquire certain assets of Vantus Bank, a full service thrift headquartered in Sioux City, Iowa.
The loans, commitments and foreclosed assets purchased in the Vantus Bank transaction were covered by a loss sharing agreement between the FDIC and Great Southern Bank.  Under the loss sharing agreement, the Bank shared in the losses on assets covered under the agreement (referred to as covered assets). On losses up to $102.0 million, the FDIC agreed to reimburse the Bank for 80% of the losses. On losses exceeding $102.0 million, the FDIC agreed to reimburse the Bank for 95% of the losses. Realized losses covered by the loss sharing agreement included loan contractual balances (and related unfunded commitments that were acquired), accrued interest on loans for up to 90 days, the book value of foreclosed real estate acquired, and certain direct costs, less cash or other consideration received by the Bank.  This agreement originally was to extend for ten years for 1-4 family real estate loans and for five years for other loans. The five year period ended on September 30, 2014 and the ten-year period was terminated early, effective April 26, 2016, by mutual agreement of Great Southern Bank and the FDIC.  See "Loss Sharing Agreements" below.  The value of this loss sharing agreement was considered in determining fair values of loans and foreclosed assets acquired.  The loss sharing agreement was subject to the Bank following servicing procedures as specified in the agreement.  The expected reimbursements under the loss sharing agreement were recorded as an indemnification asset at their preliminary estimated fair value on the acquisition date.  Based upon the acquisition date fair values of the net assets acquired, no goodwill was recorded.

On October 7, 2011, Great Southern Bank entered into a purchase and assumption agreement with loss share with the FDIC to assume all of the deposits and acquire certain assets of Sun Security Bank, a full service bank headquartered in Ellington, Missouri.
The loans and foreclosed assets purchased in the Sun Security Bank transaction were covered by a loss sharing agreement between the FDIC and Great Southern Bank.  Under the loss sharing agreement, the FDIC agreed to cover 80% of the losses on the loans (excluding approximately $4 million of consumer loans at the date of the acquisition) and foreclosed assets purchased subject to certain limitations.  Realized losses covered by the loss sharing agreement included loan contractual balances (and related unfunded commitments that were acquired), accrued interest on loans for up to 90 days, the book value of foreclosed real estate acquired, and certain direct costs, less cash or other consideration received by Great Southern.  This agreement originally was to extend for ten years for 1-4 family real estate loans and for five years for other loans but was terminated early, effective April 26, 2016, by mutual agreement of Great Southern Bank and the FDIC.  See "Loss Sharing Agreements" below.  The value of this loss sharing agreement was considered in determining fair values of loans and foreclosed assets acquired.  The loss sharing agreement was subject to the Bank following servicing procedures as specified in the agreement.  The expected reimbursements under the loss sharing agreement were recorded as an indemnification asset at their preliminary estimated fair value on the acquisition date.  Based upon the acquisition date fair values of the net assets acquired, no goodwill was recorded.

On April 27, 2012, Great Southern Bank entered into a purchase and assumption agreement with loss share with the FDIC to assume all of the deposits and acquire certain assets of Inter Savings Bank, FSB ("InterBank"), a full service bank headquartered in Maple Grove, Minnesota.
The loans and foreclosed assets purchased in the InterBank transaction are covered by a loss sharing agreement between the FDIC and Great Southern Bank.  Under the loss sharing agreement, the FDIC agreed to cover 80% of the losses on the loans (excluding approximately $60,000 of consumer loans) and foreclosed assets purchased subject to certain limitations.  Realized losses covered by the loss sharing agreement include loan contractual balances (and related unfunded commitments that were acquired), accrued interest on loans for up to 90 days, the book value of foreclosed real estate acquired, and certain direct costs, less cash or other consideration received by Great Southern.  This agreement extends for ten years for 1-4 family real estate loans and for five years for other loans.  The value of this loss sharing agreement was considered in determining fair values of loans and foreclosed assets acquired.  The loss sharing agreement is subject to the Bank following servicing procedures as specified in the agreement with the FDIC.  The expected reimbursements under the loss sharing agreement were recorded as an indemnification asset at their preliminary estimated fair value on the acquisition date.  Based upon the acquisition date fair values of the net assets acquired, no goodwill was recorded.  A premium was recorded in conjunction with the fair value of the acquired loans and the amount amortized to yield during the three and nine months ended September 30, 2016 was $87,000 and $278,000, respectively.  The amount amortized to yield during the three and nine months ended September 30, 2015 was $113,000 and $351,000, respectively.
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
Based upon the acquisition date fair values of the net assets acquired, no goodwill was recorded. A premium was recorded in conjunction with the fair value of the acquired loans and the amount amortized to yield during the three and nine months ended September 30, 2016 was $114,000 and $394,000, respectively.  The amount amortized to yield during the three and nine months ended September 30, 2015 was $195,000 and $615,000, respectively.
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

The termination of the loss sharing agreements for the TeamBank, Vantus Bank and Sun Security Bank transactions has no impact on the yields for the loans that were previously covered under these agreements. All post-termination recoveries, gains, losses and expenses related to these previously covered assets are recognized entirely by Great Southern Bank since the FDIC no longer shares in such gains or losses. Accordingly, the Company's earnings are positively impacted to the extent the Company recognizes gains on any sales or recoveries in excess of the carrying value of such assets. Similarly, the Company's earnings are negatively impacted to the extent the Company recognizes expenses, losses or charge-offs related to such assets.

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

The amount of the estimated cash flows expected to be received from the acquired loan pools in excess of the fair values recorded for the loan pools is referred to as the accretable yield.  The accretable yield is recognized as interest income over the estimated lives of the loans.  The Company continues to evaluate the fair value of the loans including cash flows expected to be collected.  Increases in the Company's cash flow expectations are recognized as increases to the accretable yield while decreases are recognized as impairments through the allowance for loan losses.  During the three and nine months ended September 30, 2016, improvements in expected cash flows related to the acquired loan portfolios resulted in adjustments of $3.4 million and $8.9 million, respectively, to the accretable yield to be spread over the estimated remaining lives of the loans on a level-yield basis. During the three and nine months ended September 30, 2015, similar such adjustments totaling $3.4 million and $11.6 million, respectively, were made to the accretable yield.  The increases in expected cash flows also reduced the amount of expected reimbursements under the loss sharing agreements, when applicable.  During the three and nine months ended September 30, 2016, this resulted in corresponding adjustments of $552,000 and $2.4 million, respectively, to the indemnification assets to be amortized on a level-yield basis over the remainder of the loss sharing agreement or the remaining expected lives of the loan pools, whichever is shorter.  During the three and nine months ended September 30, 2015, corresponding adjustments of $-0- and $4.4 million, respectively, were made to the indemnification assets.

Because these adjustments will be recognized over the remaining lives of the loan pools and the remainder of the loss sharing agreement, respectively, they will impact future periods as well.  The remaining accretable yield adjustment that will affect interest income is $7.8 million and the remaining adjustment to the indemnification asset related to InterBank, including the effects of the clawback liability, that will affect non-interest income (expense) is $(3.2) million.  The $7.8 million of accretable yield adjustment relates to Team Bank, Vantus Bank, Sun Security Bank, InterBank and Valley Bank.  The expense, as noted, is only related to InterBank, as there is no longer, nor will there be in the future, indemnification asset amortization expense related to Team Bank, Vantus Bank, or Sun Security Bank due to the termination of the related loss sharing agreements for those transactions in April 2016.  Of the remaining adjustments, we expect to recognize $2.3 million of interest income and $(817,000) of non-interest income (expense) during the remainder of 2016.  Additional adjustments may be recorded in future periods from the FDIC-assisted transactions, as the Company continues to estimate expected cash flows from the acquired loan pools.

The impact of adjustments on the Company's financial results is shown below:

	Three Months Ended		Three Months Ended
	September 30, 2016		September 30, 2015
	(In Thousands, Except Per Share Data
	and Basis Points Data)

Impact on net interest income/
net interest margin (in basis points)	$4,010	38 bps	$6,661	71 bps
Non-interest income	(1,310)		(4,139)
Net impact to pre-tax income	$2,700		$2,522
Net impact net of taxes	$1,755		$1,639
Impact to diluted earnings per common share	$0.12		$0.12

	Nine Months Ended		Nine Months Ended
	September 30, 2016		September 30, 2015
	(In Thousands, Except Per Share Data
	and Basis Points Data)

Impact on net interest income/
net interest margin (in basis points)	$13,251	44 bps	$22,882	82 bps
Non-interest income	(6,019)		(16,191)
Net impact to pre-tax income	$7,232		$6,691
Net impact net of taxes	$4,701		$4,349
Impact to diluted earnings per common share	$0.33		$0.31

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
At September 30, 2016 and December 31, 2015, the Bank's internal estimate of credit performance was expected to be better than the threshold set by the FDIC in the loss sharing agreement.  Therefore, a separate clawback liability totaling $6.6 million and $6.6 million was recorded as of September 30, 2016 and December 31, 2015, respectively.  As changes in the fair values of the loans and foreclosed assets are determined due to changes in expected cash flows, changes in the amount of the clawback liability will occur.

TeamBank Loans, Foreclosed Assets and Indemnification Asset.  The following tables present the balances of the acquired loans, foreclosed assets and FDIC indemnification asset related to the TeamBank transaction at September 30, 2016 and December 31, 2015. Gross loan balances (due from the borrower) were reduced approximately $414.9 million since the transaction date because of $282.1 million of repayments from borrowers, $61.7 million in transfers to foreclosed assets and $71.1 million in charge-offs to customer loan balances.  Based upon the collectability analyses performed during the acquisition, we expected certain levels of foreclosures and charge-offs and actual results have been better than our expectations in this regard.  As a result, cash flows expected to be received from the acquired loan pools have increased, resulting in adjustments that were made to the related accretable yield as described above.

	September 30, 2016
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$21,277	$14
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(936)	—
Original estimated fair value of assets, net of activity since
acquisition date	(20,172)	(14)

Expected loss remaining	$169	$—

	December 31, 2015
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$29,115	$—
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(1,285)	—
Original estimated fair value of assets, net of activity since
acquisition date	(27,660)	—

Expected loss remaining	170	—
Assumed loss sharing recovery percentage	90%	0%

Estimated loss sharing value	154	—
Indemnification asset to be amortized resulting from
change in expected losses	241	—
FDIC indemnification asset	$395	$—

Vantus Bank Loans, Foreclosed Assets and Indemnification Asset.  The following tables present the balances of the acquired loans, foreclosed assets and FDIC indemnification asset related to the Vantus Bank transaction at September 30, 2016 and December 31, 2015. Gross loan balances (due from the borrower) were reduced approximately $306.2 million since the transaction date because of $260.3 million of repayments from borrowers, $16.7 million in transfers to foreclosed assets and $29.2 million in charge-offs to customer loan balances.  Based upon the collectability analyses performed during the acquisition, we expected certain levels of foreclosures and charge-offs and actual results have been better than our expectations in this regard.  As a result, cash flows expected to be received from the acquired loan pools have increased, resulting in adjustments that were made to the related accretable yield as described above.

	September 30, 2016
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$25,322	$248
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(289)	—
Original estimated fair value of assets, net of activity since
acquisition date	(24,792)	(58)

Expected loss remaining	$241	$190

	December 31, 2015
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$31,818	$608
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(470)	—
Original estimated fair value of assets, net of activity since
acquisition date	(31,092)	(418)

Expected loss remaining	256	190
Assumed loss sharing recovery percentage	61%	0%

Estimated loss sharing value	156	—
Indemnification asset to be amortized resulting from
change in expected losses	319	—
FDIC indemnification asset	$475	$—

Sun Security Bank Loans, Foreclosed Assets and Indemnification Asset.  The following tables present the balances of the acquired loans, foreclosed assets and FDIC indemnification asset related to the Sun Security Bank transaction at September 30, 2016 and December 31, 2015.  Gross loan balances (due from the borrower) were reduced approximately $198.2 million since the transaction date because of $138.8 million of repayments from borrowers, $28.4 million in transfers to foreclosed assets and $31.0 million of charge-offs to customer loan balances.  Based upon the collectability analyses performed during the acquisition, we expected certain levels of foreclosures and charge-offs and actual results have been better than our expectations in this regard.  As a result, cash flows expected to be received from the acquired loan pools have increased, resulting in adjustments that were made to the related accretable yield as described above.
	September 30, 2016
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$36,285	$429
Reclassification from nonaccretable discount to accretable discount due to change in expected losses (net of accretion to date)	(1,330)	—
Original estimated fair value of assets, net of activity since
acquisition date	(33,920)	(360)

Expected loss remaining	$1,035	$69

	December 31, 2015
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$43,855	$557
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(2,171)	—
Original estimated fair value of assets, net of activity since
acquisition date	(40,349)	(461)

Expected loss remaining	1,335	96
Assumed loss sharing recovery percentage	34%	80%

Estimated loss sharing value	456	77
Indemnification asset to be amortized resulting from
change in expected losses	1,725	—
Accretable discount on FDIC indemnification asset	(36)	(63)
FDIC indemnification asset	$2,145	$14

InterBank Loans, Foreclosed Assets and Indemnification Asset.  The following table presents the balances of the acquired loans, foreclosed assets and FDIC indemnification asset related to the InterBank transaction at September 30, 2016 and December 31, 2015.  Gross loan balances (due from the borrower) were reduced approximately $232.2 million since the transaction date because of $194.6 million of repayments by the borrower, $15.1 million in transfers to foreclosed assets and $22.5 million of charge-offs to customer loan balances.  Based upon the collectability analyses performed during the acquisition, we expected certain levels of foreclosures and charge-offs and actual results have been better than our expectations in this regard.  As a result, cash flows expected to be received from the acquired loan pools have increased, resulting in adjustments that were made to the related accretable yield as described above.

	September 30, 2016
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$161,066	$1,063
Non-credit premium/(discount), net of activity since acquisition date	624	—
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(2,543)	—
Original estimated fair value of assets, net of activity since
acquisition date	(144,421)	(795)

Expected loss remaining	14,726	268
Assumed loss sharing recovery percentage	84%	80%

Estimated loss sharing value(1)	12,336	214
FDIC loss share clawback	1,211	—
Indemnification asset to be amortized resulting from
change in expected losses	2,034	—
Accretable discount on FDIC indemnification asset	(1,186)	(33)
FDIC indemnification asset	$14,395	$181

(1)	Includes $400,000 impairment of indemnification asset for loans

	December 31, 2015
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$193,654	$2,110
Non-credit premium/(discount), net of activity since acquisition date	902	—
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(4,901)	—
Original estimated fair value of assets, net of activity since
acquisition date	(170,308)	(1,392)

Expected loss remaining	19,347	718
Assumed loss sharing recovery percentage	83%	80%

Estimated loss sharing value	16,032	575
FDIC loss share clawback	2,360	—
Indemnification asset to be amortized resulting from
change in expected losses	3,920	—
Accretable discount on FDIC indemnification asset	(1,801)	(33)
FDIC indemnification asset	$20,511	$542

Valley Bank Loans and Foreclosed Assets.  The following tables present the balances of the loans and discount related to the Valley Bank transaction at September 30, 2016 and December 31, 2015.  Gross loan balances (due from the borrower) were reduced by approximately $101.2 million since the transaction date because of $91.3 million of repayments by the borrower, $2.8 million in transfers to foreclosed assets and $7.1 million of charge-offs to customer loan balances.  The Valley Bank transaction did not include a loss sharing agreement; however, the loans were recorded at a discount, which is accreted to yield over the life of the loans.  Based upon the collectability analyses performed during the acquisition, we expected certain levels of foreclosures and charge-offs and actual results have been better than our expectations in this regard. As a result, cash flows expected to be received from the acquired loan pools have increased, resulting in adjustments that were made to the related accretable yield as described above.

	September 30, 2016
		Foreclosed
	Loans	Assets
	(In Thousands)

Initial basis, net of activity since acquisition date	$91,971	$1,912
Non-credit premium/(discount), net of activity since acquisition date	325	—
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(2,654)	—
Original estimated fair value of assets, net of activity since
acquisition date	(81,986)	(1,891)

Expected loss remaining	$7,656	$21

	December 31, 2015
		Foreclosed
	Loans	Assets
	(In Thousands)

Initial basis, net of activity since acquisition date	$109,791	$1,017
Non-credit premium/(discount), net of activity since acquisition date	719	—
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(3,213)	—
Original estimated fair value of assets, net of activity since
acquisition date	(93,436)	(995)

Expected loss remaining	$13,861	$22

Changes in the accretable yield for acquired loan pools were as follows for the three months ended September 30, 2016 and 2015:
			Sun Security
	TeamBank	Vantus Bank	Bank	InterBank	Valley Bank
	(In Thousands)

Balance, July 1, 2015	$4,740	$3,975	$6,684	$24,727	$9,366
Accretion	(669)	(576)	(1,090)	(6,464)	(3,136)
Reclassification from
nonaccretable yield(1)	301	231	860	634	3,504

Balance, September 30, 2015	$4,372	$3,630	$6,454	$18,897	$9,734

Balance July 1, 2016	$2,886	$3,217	$5,014	$11,818	$6,524
Accretion	(461)	(415)	(854)	(3,163)	(3,311)
Reclassification from
nonaccretable yield(1)	301	(72)	587	1,454	2,838

Balance, September 30, 2016	$2,726	$2,730	$4,747	$10,109	$6,051

(1)
Represents increases in estimated cash flows expected to be received from the acquired loan pools, primarily due to lower estimated credit losses.  The amounts also include changes in expected accretion of the loan pools for TeamBank, Vantus Bank, Sun Security Bank, InterBank and Valley Bank for the three months ended September 30, 2016, totaling $301,000, $(87,000), $373,000, $764,000 and $326,000, respectively, and for the three months ended September 30, 2015, totaling $301,000, $231,000, $860,000, $634,000 and $154,000, respectively.

Changes in the accretable yield for acquired loan pools were as follows for the nine months ended September 30, 2016 and 2015:
			Sun Security
	TeamBank	Vantus Bank	Bank	InterBank	Valley Bank
	(In Thousands)

Balance, January 1, 2015	$6,865	$4,453	$7,952	$36,092	$11,132
Accretion	(2,783)	(1,967)	(4,408)	(23,461)	(7,997)
Reclassification from
nonaccretable yield(1)	290	1,144	2,910	6,266	6,599

Balance, September 30, 2015	$4,372	$3,630	$6,454	$18,897	$9,734

Balance January 1, 2016	$3,805	$3,360	$5,924	$16,347	$8,316
Accretion	(1,492)	(1,406)	(2,904)	(11,279)	(9,174)
Reclassification from
nonaccretable yield(1)	413	776	1,727	5,041	6,909

Balance, September 30, 2016	$2,726	$2,730	$4,747	$10,109	$6,051

(1)
Represents increases in estimated cash flows expected to be received from the acquired loan pools, primarily due to lower estimated credit losses.  The amounts also include changes in expected accretion of the loan pools for TeamBank, Vantus Bank, Sun Security Bank, InterBank and Valley Bank for the nine months ended September 30, 2016, totaling $414,000, $760,000, $1.3 million, $2.0 million and $1.4 million, respectively, and for the nine months ended September 30, 2015, totaling $125,000, $758,000, $2.0 million, $2.3 million and $499,000, respectively.

NOTE 8: OTHER REAL ESTATE OWNED

Major classifications of other real estate owned were as follows:
	September 30,	December 31,
	2016	2015
	(In Thousands)
Foreclosed assets held for sale
One- to four-family construction	$—	$—
Subdivision construction	6,685	7,016
Land development	10,886	12,133
Commercial construction	—	—
One- to four-family residential	1,465	1,375
Other residential	1,094	2,150
Commercial real estate	1,184	3,608
Commercial business	—	—
Consumer	2,067	1,109
	23,381	27,391
FDIC-supported foreclosed assets, net of discounts	795	1,834
Acquired foreclosed assets no longer covered by FDIC loss sharing agreements, net of discounts	432	460
Acquired foreclosed assets not covered by FDIC loss sharing agreements, net of discounts	1,891	995

Foreclosed assets held for sale, net	26,499	30,680

Other real estate owned not acquired through foreclosure	4,750	1,213

Other real estate owned	$31,249	$31,893

Other real estate owned not acquired through foreclosure includes 17 properties, 16 of which were branch locations that have been closed and are held for sale, and one of which is land which was acquired for a potential branch location.  During the three months ended September 30, 2016, one branch location which was closed and is held for sale was added to other real estate owned totaling $981,000.  During the nine months ended September 30, 2016, 12 former branch locations were added to other real estate owned not acquired through foreclosure due to the closing of those branches in January of 2016.  Five former branch locations have been sold during the nine month period at a net gain of $400,000, which is included in the gain of sales of other real estate owned amount in the table below.

At September 30, 2016, residential mortgage loans totaling $3.0 million were in the process of foreclosure, $2.9 million of which were acquired loans.  Of the $2.9 million of acquired loans, $2.0 million was covered by loss sharing agreements as of September 30, 2016 and $693,000 was acquired in the Valley Bank transaction.
Expenses applicable to other real estate owned included the following:
	Three Months Ended
	September 30,
	2016	2015
	(In Thousands)

Net (gain) loss on sales of other real estate owned	$43	$(99)
Valuation write-downs	338	194
Operating expenses, net of rental income	917	521

	$1,298	$616

	Nine Months Ended
	September 30,
	2016	2015
	(In Thousands)

Net gain on sales of other real estate owned	$(168)	$(709)
Valuation write-downs	430	385
Operating expenses, net of rental income	2,821	1,643

	$3,083	$1,319

NOTE 9: DEPOSITS

	September 30,	December 31,
	2016	2015
	(In Thousands)
Time Deposits:
0.00% - 0.99%	$757,003	$863,865
1.00% - 1.99%	625,360	381,956
2.00% - 2.99%	53,289	39,592
3.00% - 3.99%	579	1,137
4.00% - 4.99%	1,181	1,304
5.00% and above	273	293
Total time deposits (0.99% - 0.85%)	1,437,685	1,288,147
Non-interest-bearing demand deposits	618,452	571,629
Interest-bearing demand and savings deposits (0.26% - 0.24%)	1,505,647	1,408,850
Total Deposits	$3,561,784	$3,268,626

NOTE 10: ADVANCES FROM FEDERAL HOME LOAN BANK

Advances from the Federal Home Loan Bank (FHLBank advances) at September 30, 2016 and December 31, 2015 consisted of the following:
	September 30, 2016		December 31, 2015
		Weighted		Weighted
		Average		Average
		Interest		Interest
Due In	Amount	Rate	Amount	Rate
	(In Thousands)		(In Thousands)

2016	$18	5.14%	$232,071	0.42%
2017	30,826	3.26	30,826	3.26
2018	81	5.14	81	5.14
2019	28	5.14	28	5.14
2020	—	—	—	—
2021 and thereafter	500	5.54	500	5.54

	31,453	3.30	263,506	0.76

Unamortized fair value adjustment	23		40

	$31,476		$263,546

Included in the Bank's FHLBank advances at September 30, 2016 and December 31, 2015, was a $30.0 million advance with a maturity date of November 24, 2017.  The interest rate on this advance is 3.20%.  The advance has a call provision that allows the Federal Home Loan Bank of Des Moines to call the advance quarterly.
NOTE 11: SECURITIES SOLD UNDER REVERSE REPURCHASE AGREEMENTS AND SHORT-TERM BORROWINGS

	September 30, 2016	December 31, 2015
	(In Thousands)

Notes payable – Community Development
Equity Funds	$1,060	$1,295
Overnight borrowings from the Federal Home Loan Bank	152,000	—
Securities sold under reverse repurchase agreements	139,044	116,182

	$292,104	$117,477

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
	September 30, 2016	December 31, 2015
	Overnight and	Overnight and
	Continuous	Continuous
	(In Thousands)

FHLBank CD	$27,000	$—
Mortgage-backed securities – GNMA, FNMA, FHLMC	112,044	116,182
	$139,044	$116,182

NOTE 12: SUBORDINATED NOTES

On August 8, 2016, the Company completed the public offering and sale of $75.0 million of its Subordinated Notes.  The Notes are due August 15, 2026, and have a fixed interest rate of 5.25% until August 15, 2021, at which time, the rate becomes floating at a rate equal to three-month LIBOR plus 4.087%.  The Company may call the Notes at par beginning on August 15, 2021, and on any scheduled interest payment date thereafter.  The Notes were sold at par, resulting in net proceeds, after underwriting discounts and commissions, legal, accounting and other professional fees, of approximately $73.5 million.  Total debt issuance costs, totaling approximately $1.5 million, were deferred and are being amortized over the expected life of the Notes, which is 10 years.  Amortization of the debt issuance costs during the three and nine months ended September 30, 2016 totaled $27,000, and is included in interest expense on Subordinated Notes in the consolidated statements of income, resulting in an imputed interest rate of 5.47%.

At September 30, 2016 and December 31, 2015, Subordinated Notes are summarized as follows:

	September 30, 2016	December 31, 2015
	(In Thousands)

Subordinated notes	$75,000	$—
Less: unamortized debt issuance costs	1,501	—
	$73,499	$—

NOTE 13: INCOME TAXES

Reconciliations of the Company's effective tax rates to the statutory corporate tax rates were as follows:

	Three Months Ended September 30,
	2016	2015
Tax at statutory rate	35.0%	35.0%
Nontaxable interest and dividends	(2.1)	(2.5)
Tax credits	(7.6)	(8.1)
State taxes	1.1	1.0
Other	(1.4)	(0.4)

	25.0%	25.0%

	Nine Months Ended September 30,
	2016	2015
Tax at statutory rate	35.0%	35.0%
Nontaxable interest and dividends	(2.1)	(2.4)
Tax credits	(7.5)	(8.1)
State taxes	1.1	1.1
Other	(0.2)	(0.3)

	26.3%	25.3%

The Company and its consolidated subsidiaries have not been audited recently by the Internal Revenue Service (IRS) or the State of Missouri with respect to income or franchise tax returns and, as such, tax years through December 31, 2005, have been closed without audit.  The Company, through one of its subsidiaries, is a partner in two partnerships currently under Internal Revenue Service examination for 2006 and 2007.  As a result, the Company's 2006 and subsequent tax years remain open for examination.  The examinations of the partnerships have been advanced during 2016.  One of the partnerships has advanced to Tax Court and has entered a Motion for Entry of Decision with an agreed upon settlement.  The other partnership is at the IRS appeals level.  The Company does not currently expect significant adjustments to its financial statements from these partnership examinations.

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

The Company considers transfers between the levels of the hierarchy to be recognized at the end of related reporting periods.  From December 31, 2015 to September 30, 2016, no assets for which fair value is measured on a recurring basis transferred between any levels of the hierarchy.

 Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying statements of financial condition measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2016 and December 31, 2015:

		Fair value measurements using
		Quoted prices
		in active
		markets	Other	Significant
		for identical	observable	unobservable
		assets	inputs	inputs
	Fair value	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
September 30, 2016
Mortgage-backed securities	$134,719	$—	$134,719	$—
States and political subdivisions	69,902	—	69,902	—
Interest rate derivative asset	4,408	—	4,408	—
Interest rate derivative liability	(4,694)	—	(4,694)	—

December 31, 2015
U.S. government agencies	$19,781	$—	$19,781	$—
Mortgage-backed securities	161,214	—	161,214	—
States and political subdivisions	78,031	—	78,031	—
Other securities	3,830	—	—	—
Interest rate derivative asset	2,711	—	2,711	—
Interest rate derivative liability	(2,725)	—	(2,725)	—

The following is a description of inputs and valuation methodologies used for assets recorded at fair value on a recurring basis and recognized in the accompanying statements of financial condition at September 30, 2016 and December 31, 2015, as well as the general classification of such assets pursuant to the valuation hierarchy.  There have been no significant changes in the valuation techniques during the three-month period ended September 30, 2016.  For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

Available-for-Sale Securities. Investment securities available for sale are recorded at fair value on a recurring basis. The fair values used by the Company are obtained from an independent pricing service, which represent either quoted market prices for the identical asset or fair values determined by pricing models, or other model-based valuation techniques, that consider observable market data, such as interest rate volatilities, LIBOR yield curve, credit spreads and prices from market makers and live trading systems.  Recurring Level 2 securities include U.S. government agency securities, mortgage-backed securities, state and municipal bonds and certain other investments. Inputs used for valuing Level 2 securities include observable data that may include dealer quotes, benchmark yields, market spreads, live trading levels and market consensus prepayment speeds, among other things. Additional inputs include indicative values derived from the independent pricing service's proprietary computerized models.  There were no recurring Level 3 securities at both September 30, 2016 and December 31, 2015.

Interest Rate Derivatives. The fair value is estimated using forward-looking interest rate curves and is determined using observable market rates and, therefore, are classified within Level 2 of the valuation hierarchy.

Nonrecurring Measurements

The following tables present the fair value measurements of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2016 and December 31, 2015:

		Fair Value Measurements Using
		Quoted prices
		in active
		markets	Other	Significant
		for identical	observable	unobservable
		assets	inputs	inputs
	Fair value	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
September 30, 2016
Impaired loans	$9,244	$—	$—	$9,244

Foreclosed assets held for sale	$406	$—	$—	$406

December 31, 2015
Impaired loans	$13,896	$—	$—	$13,896

Foreclosed assets held for sale	$1,722	$—	$—	$1,722

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

Loans Held for Sale.  Mortgage loans held for sale are recorded at the lower of carrying value or fair value.  The fair value of mortgage loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics.  As such, the Company classifies mortgage loans held for sale as Nonrecurring Level 2.  Write-downs to fair value typically do not occur as the Company generally enters into commitments to sell individual mortgage loans at the time the loan is originated to reduce market risk.  The Company typically does not have commercial loans held for sale.  At September 30, 2016 and December 31, 2015, the aggregate fair value of mortgage loans held for sale exceeded their cost.  Accordingly, no mortgage loans held for sale were marked down and reported at fair value.

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

The Company records impaired loans as Nonrecurring Level 3. If a loan's fair value as estimated by the Company is less than its carrying value, the Company either records a charge-off of the portion of the loan that exceeds the fair value or establishes a reserve within the allowance for loan losses specific to the loan.  Loans for which such charge-offs or reserves were recorded during the nine months ended September 30, 2016 or the year ended December 31, 2015, are shown in the table above (net of reserves).

Foreclosed Assets Held for Sale.  Foreclosed assets held for sale are initially recorded at fair value less estimated cost to sell at the date of foreclosure.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less estimated cost to sell.  Foreclosed assets held for sale are classified within Level 3 of the fair value hierarchy.  The foreclosed assets represented in the table above have been re-measured during the nine months ended September 30, 2016 or the year ended December 31, 2015, subsequent to their initial transfer to foreclosed assets.

The following disclosure relates to financial assets for which it is not practicable for the Company to estimate the fair value at September 30, 2016 and December 31, 2015.

FDIC Indemnification Asset: As part of the Purchase and Assumption Agreements for each of the Bank's FDIC-assisted transactions, other than the Valley Bank transaction, the Bank and the FDIC entered into loss sharing agreements. These agreements cover realized losses on loans and foreclosed real estate, subject to certain limitations which are more fully described in Note 7.  The loss sharing agreements related to TeamBank, Vantus Bank and Sun Security Bank were terminated by an agreement between the Company and the FDIC completed in April 2016.

Under the TeamBank agreement, the FDIC agreed to reimburse the Bank for 80% of the first $115 million in realized losses and 95% for realized losses that exceed $115 million.  The indemnification asset was originally recorded at fair value on the acquisition date (March 20, 2009) and at September 30, 2016 and December 31, 2015, the carrying value was $-0- and $395,000, respectively.
Under the Vantus Bank agreement, the FDIC agreed to reimburse the Bank for 80% of the first $102 million in realized losses and 95% for realized losses that exceed $102 million.  The indemnification asset was originally recorded at fair value on the acquisition date (September 4, 2009) and at September 30, 2016 and December 31, 2015, the carrying value of the FDIC indemnification asset was $-0- and $475,000, respectively.
Under the Sun Security Bank agreement, the FDIC agreed to reimburse the Bank for 80% of realized losses.  The indemnification asset was originally recorded at fair value on the acquisition date (October 7, 2011) and at September 30, 2016 and December 31, 2015, the carrying value of the FDIC indemnification asset was $-0- and $2.2 million, respectively.

Under the InterBank agreement, the FDIC agreed to reimburse the Bank for 80% of realized losses.  The indemnification asset was originally recorded at fair value on the acquisition date (April 27, 2013) and at September 30, 2016 and December 31, 2015, the carrying value of the FDIC indemnification asset was $14.6 million and $21.1 million, respectively.
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

	September 30, 2016			December 31, 2015
	Carrying	Fair	Hierarchy	Carrying	Fair	Hierarchy
	Amount	Value	Level	Amount	Value	Level
	(In Thousands)
Financial assets
Cash and cash equivalents	$254,569	$254,569	1	$199,183	$199,183	1
Held-to-maturity securities	247	261	2	353	384	2
Mortgage loans held for sale	12,796	12,796	2	12,261	12,261	2
Loans, net of allowance for loan losses	3,686,507	3,696,107	3	3,340,536	3,355,924	3
Accrued interest receivable	10,675	10,675	3	10,930	10,930	3
Investment in FHLBank stock	12,275	12,275	3	15,303	15,303	3

Financial liabilities
Deposits	3,561,784	3,567,689	3	3,268,626	3,271,318	3
FHLBank advances	31,476	32,387	3	263,546	264,331	3
Short-term borrowings	292,104	292,104	3	117,477	117,477	3
Subordinated debentures	25,774	25,774	3	25,774	25,774	3
Subordinated notes	73,499	75,374	3	—	—	—
Accrued interest payable	1,500	1,500	3	1,080	1,080	3
Unrecognized financial instruments (net of
contractual value)
Commitments to originate loans	—	—	3	—	—	3
Letters of credit	123	123	3	145	145	3
Lines of credit	—	—	3	—	—	3

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
As part of the Valley Bank FDIC-assisted acquisition, the Company acquired seven loans with related interest rate swaps.  Valley's swap program differed from the Company's in that Valley did not have back to back swaps with the customer and a counterparty.  Two of the seven acquired loans with interest rate swaps have paid off.  The notional amount of the five remaining Valley swaps is $3.8 million at September 30, 2016.  As of September 30, 2016, the Company had 26 interest rate swaps totaling $113.9 million in notional amount with commercial customers, and 26 interest rate swaps with the same notional amount with third parties related to its program.  As of December 31, 2015, the Company had 28 interest rate swaps totaling $123.0 million in notional amount with commercial customers, and 28 interest rate swaps with the same notional amount with third parties related to its program.  During the three months ended September 30, 2016 and 2015, the Company recognized a net gain of $58,000 and a net loss of $133,000, respectively, in noninterest income related to changes in the fair value of these swaps.  During the nine months ended September 30, 2016 and 2015, the Company recognized net losses of $179,000 and $112,000, respectively, in noninterest income related to changes in the fair value of these swaps.

Cash Flow Hedges
As a strategy to maintain acceptable levels of exposure to the risk of changes in future cash flows due to interest rate fluctuations, the Company entered into two interest rate cap agreements for a portion of its floating rate debt associated with its trust preferred securities.  One agreement, with a notional amount of $25 million, states that the Company will pay interest on its trust preferred debt in accordance with the original debt terms at a rate of 3-month LIBOR + 1.60%.  Should interest rates rise above a certain threshold, the counterparty will reimburse the Company for interest paid such that the Company will have an effective interest rate on that portion of its trust preferred securities no higher than 2.37%.  The agreement became effective on August 1, 2013, and has a term of four years.  The other agreement, with a notional amount of $5 million, was terminated when the Company purchased the related trust preferred securities in July 2015.  See Item 8, Financial Statements and Supplementary Information, in the Company's December 31, 2015 Annual Report on Form 10-K for more information on the trust preferred securities purchase transaction.  The terminated agreement stated that the Company paid interest on its trust preferred debt in accordance with the original debt terms at a rate of 3-month LIBOR + 1.40%.  Should interest rates have risen above a certain threshold, the counterparty would reimburse the Company for interest paid such that the Company would have an effective interest rate on that portion of its trust preferred securities no higher than 2.17%.

The effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.  Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.  During each of the three and nine months ended September 30, 2016 and 2015, the Company recognized $-0- in noninterest income related to changes in the fair value of these derivatives. During the three months ended September 30, 2016 and 2015, the Company recognized $62,000 and $119,000, respectively, in interest expense related to the amortization of the cost of these interest rate caps.  During the nine months ended September 30, 2016 and 2015, the Company recognized $150,000 and $156,000, respectively, in interest expense related to the amortization of the cost of these interest rate caps.

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the Consolidated Statements of Financial Condition:

	Location in	Fair Value
	Consolidated Statements	September 30,	December 31,
	of Financial Condition	2016	2015
		(In Thousands)
Derivatives designated as
hedging instruments

Interest rate caps	Prepaid expenses and other assets	$35	$128

Total derivatives designated
as hedging instruments		$35	$128

Derivatives not designated
as hedging instruments

Asset Derivatives
Interest rate products	Prepaid expenses and other assets	$4,373	$2,583

Total derivatives not designated
as hedging instruments		$4,373	$2,583

Liability Derivatives
Interest rate products	Accrued expenses and other liabilities	$4,694	$2,725

Total derivatives not designated
as hedging instruments		$4,694	$2,725

The following table presents the effect of derivative instruments on the statements of comprehensive income for the three and nine months ended September 30, 2016 and 2015:
	Amount of Gain (Loss) Recognized in AOCI
	Three Months Ended September 30,
Cash Flow Hedges	2016	2015
	(In Thousands)

Interest rate cap, net of income taxes	$53	$10

	Amount of Gain (Loss) Recognized in AOCI
	Nine Months ended September 30,
Cash Flow Hedges	2016	2015
	(In Thousands)

Interest rate cap	$37	$(95)

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
As of September 30, 2016, the termination value of derivatives in a net liability position, which included accrued interest but excluded any adjustment for nonperformance risk, related to these agreements was $4.8 million.  The Company has minimum collateral posting thresholds with its derivative counterparties.  At September 30, 2016, the Company's activity with its derivative counterparties had met the level in which the minimum collateral posting thresholds take effect and the Company had posted $6.0 million of collateral to satisfy the agreements.  As of December 31, 2015, the termination value of derivatives in a net liability position, which included accrued interest but excluded any adjustment for nonperformance risk, related to these agreements was $2.8 million.  At December 31, 2015, the Company's activity with its derivative counterparties had met the level in which the minimum collateral posting thresholds take effect and the Company had posted $4.5 million of collateral to satisfy the agreements.  If the Company had breached any of these provisions at September 30, 2016 or December 31, 2015, it could have been required to settle its obligations under the agreements at the termination value.

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

The Fifth Third banking centers presented an attractive franchise for the Company to acquire because it provided the opportunity for expansion in the Company's existing St. Louis, Mo., market area through banking centers which, for the most part, held competitive market positions in transaction account deposits in desirable locations.  We have successfully grown loans and deposits in the St. Louis market for a number of years and this addition should provide new or enhanced opportunities for loan and deposit growth.  These new locations are in areas that enjoy significant business and consumer activity.  The Company was also able to increase its loan portfolio as part of the transaction.  The Company anticipates that this transaction will be accretive to earnings on a going-forward basis.

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

This acquisition was determined to constitute a business combination in accordance with FASB ASC 805.  FASB ASC 805 allows a measurement period of up to one year to adjust initial fair value estimates as of the acquisition date.  Therefore, provisional measurements of assets acquired and liabilities assumed were recorded on a preliminary basis at fair value on the date of acquisition, January 29, 2016.  Based upon the preliminary acquisition date fair values of the net liabilities acquired, goodwill of $4.2 million was recorded.  The goodwill will be deductible for tax purposes.  Details related to the purchase accounting adjustments are as follows:
January 29,
2016
(In Thousands)

Deposit premium per Purchase and Assumption Agreement	$(7,135)

Purchase accounting adjustments
Deposits	(277)
Loans	(1,340)
Deferred income taxes	100
Core deposit intangible	4,424

Goodwill recognized on business acquisition	$4,228

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward-looking Statements

When used in this Quarterly Report on Form 10-Q and other documents filed or furnished by the Company with the Securities and Exchange Commission (the "SEC"), in the Company's press releases or other public or stockholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "intends" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including, among other things, (i) non-interest expense reductions from Great Southern's banking center consolidations might be less than anticipated and the costs of the consolidation and impairment of the value of the affected premises might be greater than expected; (ii) expected revenues, cost savings, earnings accretion, synergies and other benefits from the Fifth Third Bank branch acquisition and the Company's other merger and acquisition activities might not be realized within the anticipated time frames or at all, and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, might be greater than expected; (iii) changes in economic conditions, either nationally or in the Company's market areas; (iv) fluctuations in interest rates; (v) the risks of lending and investing activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses; (vi) the possibility of other-than-temporary impairments of securities held in the Company's securities portfolio; (vii) the Company's ability to access cost-effective funding; (viii) fluctuations in real estate values and both residential and commercial real estate market conditions; (ix) demand for loans and deposits in the Company's market areas; (x) the ability to adapt successfully to technological changes to meet customers' needs and developments in the marketplace; (xi) the possibility that security measures implemented might not be sufficient to mitigate the risk of a cyber attack or cyber theft, and that such security measures might not protect against systems failures or interruptions; (xii) legislative or regulatory changes that adversely affect the Company's business, including, without limitation, the Dodd-Frank Wall Street Reform and Consumer Protection Act and its implementing regulations, and the overdraft protection regulations and customers' responses thereto; (xiii) changes in accounting principles, policies or guidelines; (xiv) monetary and fiscal policies of the Federal Reserve Board and the U.S. Government and other governmental initiatives affecting the financial services industry; (xv) results of examinations of the Company and Great Southern by their regulators, including the possibility that the regulators may, among other things, require the Company to increase its allowance for loan losses or to write-down assets; (xvi) costs and effects of litigation, including settlements and judgments; and (xvii) competition. The Company wishes to advise readers that the factors listed above and other risks described from time to time in documents filed or furnished by the Company with the SEC could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

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

See Note 6 "Loans and Allowance for Loan Losses" included in Item 1 for additional information regarding the allowance for loan losses. Inherent in this process is the evaluation of individual significant credit relationships. From time to time certain credit relationships may deteriorate due to payment performance, cash flow of the borrower, value of collateral, or other factors. In these instances, management may revise its loss estimates and assumptions for these specific credits due to changing circumstances. In some cases, additional losses may be realized; in other instances, the factors that led to the deterioration may improve or the credit may be refinanced elsewhere and allocated allowances may be released from the particular credit.  No significant changes were made to management's overall methodology for evaluating the allowance for loan losses during the periods presented in the financial statements of this report.

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

Carrying Value of Loans Acquired in FDIC-assisted Transactions and Indemnification Asset

The Company considers that the determination of the carrying value of loans acquired in the FDIC-assisted transactions and the carrying value of the related FDIC indemnification asset involves a high degree of judgment and complexity. The carrying value of the acquired loans and the FDIC indemnification asset reflect management's best ongoing estimates of the amounts to be realized on each of these assets. The Company determined initial fair value accounting estimates of the acquired assets and assumed liabilities in accordance with FASB ASC 805, Business Combinations. However, the amount that the Company realizes on these assets could differ materially from the carrying value reflected in its financial statements, based upon the timing of collections on the acquired loans in future periods. Because of the loss sharing agreements with the FDIC on certain of these assets, the Company should not incur any significant losses related to these assets. To the extent the actual values realized for the acquired loans are different from the estimates, the indemnification asset will generally be impacted in an offsetting manner due to the loss sharing support from the FDIC.  Subsequent to the initial valuation, the Company continues to monitor identified loan pools and related loss sharing assets for changes in estimated cash flows projected for the loan pools, anticipated credit losses and changes in the accretable yield.  Analysis of these variables requires significant estimates and a high degree of judgment.  See Note 7 "Acquired Loans, Loss Sharing Agreements and FDIC Indemnification Assets" included in Item 1 for additional information regarding the TeamBank, Vantus Bank, Sun Security Bank, InterBank and Valley Bank FDIC-assisted transactions.

Goodwill and Intangible Assets

Goodwill and intangible assets that have indefinite useful lives are subject to an impairment test at least annually and more frequently if circumstances indicate their value may not be recoverable. Goodwill is tested for impairment using a process that estimates the fair value of each of the Company's reporting units compared with its carrying value. The Company defines reporting units as a level below each of its operating segments for which there is discrete financial information that is regularly reviewed. As of September 30, 2016, the Company has one reporting unit to which goodwill has been allocated – the Bank.  If the fair value of a reporting unit exceeds its carrying value, then no impairment is recorded. If the carrying value amount exceeds the fair value of a reporting unit, further testing is completed comparing the implied fair value of the reporting unit's goodwill to its carrying value to measure the amount of impairment. Intangible assets that are not amortized will be tested for impairment at least annually by comparing the fair values of those assets to their carrying values. At September 30, 2016, goodwill consisted of $5.4 million at the Bank reporting unit, which included goodwill of $4.2 million that was recorded during the three months ended March 31, 2016 related to the acquisition of 12 branches from Fifth Third Bank.  Other identifiable intangible assets that are subject to amortization are amortized on a straight-line basis over a period of seven years. At September 30, 2016, the amortizable intangible assets consisted of core deposit intangibles of $7.5 million.  These amortizable intangible assets are reviewed for impairment if circumstances indicate their value may not be recoverable based on a comparison of fair value.

While the Company believes no impairment existed at September 30, 2016, different conditions or assumptions used to measure fair value of reporting units, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of the Company's impairment evaluation in the future.

A summary of goodwill and intangible assets is as follows:

	September 30, 2016	December 31, 2015
	(In Thousands)

Goodwill – Branch acquisitions	$5,396	$1,169
Deposit intangibles
TeamBank	—	105
Vantus Bank	—	207
Sun Security Bank	701	964
InterBank	363	472
Boulevard Bank	550	641
Valley Bank	1,900	2,200
Fifth Third Bank	4,003	—
	7,517	4,589

	$12,913	$5,758

Current Economic Conditions

Changes in economic conditions could cause the values of assets and liabilities recorded in the financial statements to change rapidly, resulting in material future adjustments in asset values, the allowance for loan losses, or capital that could negatively impact the Company's ability to meet regulatory capital requirements and maintain sufficient liquidity.

Following the bursting of the housing bubble in mid-2007 and the subsequent housing market correction and subprime mortgage crisis, the United States entered into a significant prolonged economic downturn.  Unemployment rose from 4.7% in November 2007 to peak at 10.0% in October 2009.  The elevated unemployment levels negatively impacted consumer confidence, which had a detrimental impact on industry-wide performance nationally as well as in the Company's Midwest market area.  Economic conditions have improved considerably over the past few years as indicated by increasing consumer confidence levels, increased economic activity and low unemployment levels.

The national unemployment rate remained basically unchanged from 5.1% as of September 2015 to 5.0% as of September 2016.  While the unemployment rate rose to 5.0% from a nine-year low of 4.7% in May 2016, the labor force participation rate, or the share of working-age Americans who are looking for a job, remained level at 63%.  The economy added 156,000 jobs in September 2016, with employment gains predominantly occurring in professional and business services and healthcare.  Through September 30 this year, job growth has averaged 178,000 per month, compared with an average of 229,000 per month in 2015. As of September 30, 2016, the unemployment rate for the Midwest, where most of the Company's business is conducted, was at 4.6%, significantly lower than the 5.0% U.S. rate.  Unemployment rates at September 30, 2016, were:  Missouri at 4.7%, Arkansas at 3.9%, Kansas at 4.0%, Iowa at 3.7%, Nebraska at 3.1%, Minnesota at 3.4%, Oklahoma at 5.4% and Texas at 4.9%.   Some of these state unemployment rates increased compared to June 2016 levels.  Of the metropolitan areas in which Great Southern Bank does business, the Tulsa and St. Louis market areas had the highest unemployment levels at September 30, 2016 at 5.4% and 5.2% respectively. The unemployment rate at 4.8% for the Springfield market area was below the national average reported as of September 30, 2016.  Metropolitan areas in Iowa, Nebraska and Minnesota boasted unemployment levels among the lowest in the nation.

Sales of newly built, single-family homes were at a seasonally adjusted annual rate of 593,000 units in September 2016, according to the U.S. Department of Housing and Urban Development and the U.S. Census Bureau. This is 29.8% above the September 2015 estimate of 457,000.  The median sales price of new houses sold in September 2016 was $313,500, with an average sales price of $377,700.  The seasonally adjusted estimate of new houses for sale at the end of September 2016 was 235,000, which represented a supply of 4.8 months at the current sales rate.  Sales of existing single-family homes increased 3.2% in September. First-time buyers made up 34% of those transactions, the biggest share in four years, easing concerns that a shortage of affordable houses has been pushing entry-level buyers out of the market.  The median existing-home price also reached a new high as it surged to $234,200, up 5.6% from a year ago. Total housing inventory at the end of September rose 1.5% to 2.04 million existing homes available for sale, but is still 6.8% lower than a year ago and has now fallen year-over-year for 16 straight months.  Unsold inventory is at a 4.5 month supply at the current sales pace.

Distressed sales, which include foreclosures and short sales, fell to a new low of 4% in September, down 7% from a year ago.  Foreclosures sold for an average discount of 15% below market value, while short sales were discounted 11%.

The performance of commercial real estate markets has improved throughout the Company's market areas as shown by increased real estate sales and financing activity. According to real estate services firm CoStar Group, retail, office and industrial types of commercial real estate properties continue to improve or remain stable in occupancy, absorption and rental income, both nationally and in our market areas.

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

The termination of the loss sharing agreements for the TeamBank, Vantus Bank and Sun Security Bank transactions has no impact on the yields for the loans that were previously covered under these agreements. All future recoveries, gains, losses and expenses related to these previously covered assets will now be recognized entirely by Great Southern Bank since the FDIC will no longer be sharing in such gains or losses. Accordingly, the Company's future earnings will be positively impacted to the extent the Company recognizes gains on any sales or recoveries in excess of the carrying value of such assets. Similarly, the Company's future earnings will be negatively impacted to the extent the Company recognizes expenses, losses or charge-offs related to such assets.

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

Great Southern's total assets increased $337.8 million, or 8.2%, from $4.10 billion at December 31, 2015, to $4.44 billion at September 30, 2016. Full details of the current period changes in total assets are provided in the "Comparison of Financial Condition at September 30, 2016 and December 31, 2015" section of this Quarterly Report on Form 10-Q.

Loans.  Net loans increased $346.0 million, or 10.4%, from $3.34 billion at December 31, 2015, to $3.69 billion at September 30, 2016.  Partially offsetting the increases in loans were decreases of $57.6 million in the acquired loan portfolios.  In addition, there were higher than usual unscheduled significant paydowns on loans during the three months ended September 30, 2016.  Loan paydowns in excess of $1.0 million totaled $146.1 million for the three months ended September 30, 2016.  Excluding previously acquired covered and non-covered loans and mortgage loans held for sale, but including the loans acquired from Fifth Third Bank, total loans increased $403.4 million from December 31, 2015 to September 30, 2016.  Increases occurred across several loan types, primarily other residential loans, commercial real estate loans, one-to four-family residential loans, consumer loans, and home equity lines of credit.  The increase was primarily due to loan growth in our existing banking center network, as well as the loans acquired in the Fifth Third Bank transaction.  As loan demand is affected by a variety of factors, including general economic conditions, and because of the competition we face and our focus on pricing discipline and credit quality, we cannot be assured that our loan growth will match or exceed the level of increases achieved in this period or prior years.  The Company's strategy continues to be focused on maintaining credit risk and interest rate risk at appropriate levels.

Loan growth in the nine months ended September 30, 2016, has occurred in several loan types and in most of Great Southern's primary lending locations, including Springfield, St. Louis, Kansas City, Des Moines, Omaha and Minneapolis, as well as the loan production offices in Dallas and Tulsa.  While most of the loan growth was organic, it was also partially due to the loans acquired from Fifth Third Bank.  Certain minimum underwriting standards and monitoring help assure the Company's portfolio quality. Great Southern's loan committee reviews and approves all new loan originations in excess of lender approval authorities.  Generally, the Company considers commercial construction, consumer, and commercial real estate loans to involve a higher degree of risk compared to some other types of loans, such as first mortgage loans on one- to four-family, owner-occupied residential properties.  For commercial real estate, commercial business and construction loans, the credits are subject to an analysis of the borrower's and guarantor's financial condition, credit history, verification of liquid assets, collateral, market analysis and repayment ability.  It has been, and continues to be, Great Southern's practice to verify information from potential borrowers regarding assets, income or payment ability and credit ratings as applicable and as required by the authority approving the loan.  To minimize construction risk, projects are monitored as construction draws are requested by comparison to budget and with progress verified through property inspections.  The geographic and product diversity of collateral, equity requirements and limitations on speculative construction projects help to mitigate overall risk in these loans. Underwriting standards for all loans also include loan-to-value ratio limitations which vary depending on collateral type, debt service coverage ratios or debt payment to income ratio guidelines, where applicable, credit histories, use of guaranties and other recommended terms relating to equity requirements, amortization, and maturity.  Consumer loans are primarily secured by new and used motor vehicles and these loans are also subject to certain minimum underwriting standards to assure portfolio quality.  Great Southern's consumer underwriting and pricing standards have been fairly consistent over the past several years.  The underwriting standards employed by Great Southern for consumer loans include a determination of the applicant's payment history on other debts, credit scores, employment history and an assessment of ability to meet existing obligations and payments on the proposed loan.  See "Item 1. Business – Lending Activities – General, – Commercial Real Estate and Construction Lending, and – Consumer Lending" in the Company's December 31, 2015 Annual Report on Form 10-K.

While our policy allows us to lend up to 95% of the appraised value on one-to four-family residential properties, originations of loans with loan-to-value ratios at that level are minimal.  Private mortgage insurance is typically required for loan amounts above the 80% level.  Few exceptions occur and would be based on analyses which determined minimal transactional risk to be involved.  We consider these lending practices to be consistent with or more conservative than what we believe to be the norm for banks our size.  At September 30, 2016 and December 31, 2015, an estimated 0.2% and 0.2%, respectively, of total owner occupied one- to four-family residential loans had loan-to-value ratios above 100% at origination.  At September 30, 2016 and December 31, 2015, an estimated 1.3% and 2.1%, respectively, of total non-owner occupied one- to four-family residential loans had loan-to-value ratios above 100% at origination.

At September 30, 2016, troubled debt restructurings totaled $25.0 million, or 0.7% of total loans, down $20.0 from $45.0 million, or 1.3% of total loans, at December 31, 2015.  Concessions granted to borrowers experiencing financial difficulties may include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.  For troubled debt restructurings occurring during the nine months ended September 30, 2016 and the year ended December 31, 2015, no loans were restructured into multiple new loans.  For further information on troubled debt restructurings, see Note 6 of the Notes to Consolidated Financial Statements contained in this report.

The loss sharing agreement for InterBank with the FDIC is subject to limitations on the types of losses covered and the length of time losses are covered, and is conditioned upon the Bank complying with its requirements in the agreement with the FDIC, including requirements regarding servicing and other loan administration matters.  The original terms of the loss sharing agreement for InterBank extends for ten years for single family real estate loans and for five years for other loans. As noted above, the loss sharing agreements for Team Bank, Vantus Bank and Sun Security Bank were terminated on April 26, 2016.

At September 30, 2016, approximately five and one half years remained on the loss sharing agreement for single family real estate loans acquired from InterBank and the remaining loans had an estimated average life of five to thirteen years.  At September 30, 2016, approximately seven months remained on the loss sharing agreement for non-single-family loans acquired from InterBank and the remaining loans had an estimated average life of one to two years.  While the expected repayments for certain of the acquired loans extend beyond the terms of the loss sharing agreement, the Bank has identified and will continue to identify problem loans and will make every effort to resolve them within the time limits of the agreement.  The Company may sell any loans remaining at the end of the loss sharing agreement subject to the approval of the FDIC.

Loans that were acquired through FDIC-assisted transactions, which are accounted for in pools, are currently included in the analysis and estimation of the allowance for loan losses.  If expected cash flows to be received on any given pool of loans decreases from previous estimates, then a determination is made as to whether the loan pool should be charged down or the allowance for loan losses should be increased (through a provision for loan losses).  This is true of all acquired loan pools regardless of whether they are covered by a loss sharing agreement.  If a charge down occurs to a loan pool that is covered by the loss sharing agreement, the full amount of the charge down will be reflected in the allowance for loan losses and a separate asset will be recorded for the amount to be recovered from the FDIC.  The loss sharing agreements (both current and terminated) and their related limitations are described in detail in Note 7 of the Notes to Consolidated Financial Statements contained in this report.  For acquired loan pools that currently are not covered by loss sharing agreements, the Company may allocate, and at September 30, 2016, has allocated, a portion of its allowance for loan losses related to these loan pools in a manner similar to how it allocates its allowance for loan losses to those loans which are collectively evaluated for impairment.

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

Premises and Equipment, net.  Great Southern had net premises and equipment of $141.0 million at September 30, 2016, an increase of $11.3 million, or 8.8%, from $129.7 million at December 31, 2015.  The increase in premises and equipment was primarily due to the acquisition of 12 branches from Fifth Third Bank in January 2016.  For further information on the acquisition, see the Company's March 31, 2016 Quarterly Report on Form 10-Q.

Goodwill and Other Intangible Assets. The Company's goodwill and other intangible assets totaled $12.9 million at September 30, 2016, an increase of $7.1 million, or 124.3%, compared to $5.8 million at December 31, 2015.  The increase was due to the goodwill and core deposit intangible amounts recorded during the three months ended March 31, 2016 related to the Fifth Third Bank branch acquisition, as discussed above in the "Goodwill and Intangible Assets" section of this report.

Available-for-Sale Securities. The Company's available-for-sale securities totaled $204.6 million at September 30, 2016, a decrease of $58.2 million, or 22.2%, compared to $262.8 million at December 31, 2015.  The decrease was primarily due to calls of municipal securities, sales of certain mortgage-backed securities, the sale of an investment in a managed equity fund held by the Company, and normal monthly payments received related to the portfolio of mortgage-backed securities, partially offset by the purchase of four mortgage-backed securities.  The Company was required to divest the investment it held in the managed equity fund as a result of regulations recently adopted by the Federal Reserve Board.  Other investment securities were reduced because they were no longer needed for pledging for public fund deposits.

Deposits.  The Company attracts deposit accounts through its retail branch network, correspondent banking and corporate services areas, and brokered deposits. The Company then utilizes these deposit funds, along with FHLBank advances and other borrowings, to meet loan demand or otherwise fund its activities. In the nine months ended September 30, 2016, total deposit balances increased $293.2 million, or 9.0%.  Transaction account balances increased $143.6 million to $2.12 billion at September 30, 2016, from $1.98 billion at December 31, 2015, while retail certificates of deposit increased $119.5 million to $1.12 billion at September 30, 2016, from $1.00 billion at December 31, 2015.  These increases were primarily a result of the Bank's assumption of deposits as part of the Fifth Third Bank branch acquisition in January 2016, as well as growth at existing branches and new retail certificate of deposit product offerings.  In addition, at September 30, 2016 and December 31, 2015, customer deposits totaling $12.6 million and $12.2 million, respectively, were part of the CDARS program, which allows customers to maintain balances in an insured manner that would otherwise exceed the FDIC deposit insurance limit. The FDIC counts these deposits as brokered, but these are deposit accounts that we generate with customers in our local markets.  Brokered deposits, including CDARS program purchased funds, were $301.2 million at September 30, 2016, an increase of $29.6 million from $271.5 million at December 31, 2015.

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

Short-term Borrowings and Federal Home Loan Bank Advances.  Federal Home Loan Bank advances decreased $232.0 million from $263.5 million at December 31, 2015 to $31.5 million at September 30, 2016.  The decreased advances were replaced with overnight fed funds borrowings through the FHLBank based on funding needs.  As such, short-term borrowings increased by $151.8 million, from $1.3 million at December 31, 2015 to $153.1 million at September 30, 2016.  The overnight fed funds borrowing rate was lower than the one week or longer term rates for FHLBank advances, so the Company elected to utilize the overnight borrowings.

Subordinated Notes.  In August 2016, the Company issued $75 million of 5.25% fixed-to-floating rate Subordinated Notes due August 15, 2026.  The notes were sold at par, resulting in net proceeds, after underwriting discounts and commissions and other issuance costs, of approximately $73.5 million.  The Company intends to use the net proceeds of the offering for general corporate purposes.

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

The current level and shape of the interest rate yield curve poses challenges for interest rate risk management. Prior to its increase of 0.25% on December 16, 2015, the Federal Reserve Bank (the "FRB") last changed interest rates on December 16, 2008. This was the first rate increase since June 29, 2006.  Great Southern has a significant portfolio of loans which are tied to a "prime rate" of interest. Most of these loans are tied to some national index of "prime," while some are indexed to "Great Southern Bank prime" (GSB prime). The Company had elected to leave its GSB prime rate at 5.00%, but increased this rate to 5.25% in December 2015 following the FRB rate increase. This does not affect a large number of customers, as there is no longer a significant portion of the loan portfolio indexed to the GSB prime rate. But for the interest rate floors, a rate cut by the FRB generally would have an anticipated immediate negative impact on the Company's net interest income due to the large total balance of loans which generally adjust immediately as the Federal Funds rate adjusts. Loans at their floor rates are, however, subject to the risk that borrowers will seek to refinance elsewhere at the lower market rate.  Because the Federal Funds rate is already very low, there may also be a negative impact on the Company's net interest income due to the Company's inability to significantly lower its funding costs in the current competitive rate environment, although interest rates on assets may decline further. Conversely, interest rate increases would normally result in increased interest rates on our prime-based loans.  The interest rate floors in effect may limit the immediate increase in interest rates on certain of these loans, until such time as rates rise above the floors.  However, the Company may have to increase rates paid on deposits to maintain deposit balances and pay higher rates on borrowings.  The impact of the low rate environment on our net interest margin in future periods is expected to be fairly neutral.  Any margin gained by rate increases on loans may be somewhat offset by reduced yields from our investment securities and our existing loan portfolio as payments are made and the proceeds are potentially reinvested at lower rates.  Interest rates on certain adjustable rate loans may reset lower according to their contractual terms and index rate to which they are tied and new loans may be originated at lower market rates than the overall portfolio rate.  For further discussion of the processes used to manage our exposure to interest rate risk, see "Item 3.  Quantitative and Qualitative Disclosures About Market Risk – How We Measure the Risks to Us Associated with Interest Rate Changes."

The negative impact of declining loan interest rates had been mitigated by the positive effects of the Company's loans which have interest rate floors. At September 30, 2016, the Company had a portfolio (excluding the loans acquired in the FDIC-assisted transactions) of prime-based loans totaling approximately $398 million with rates that change immediately with changes to the prime rate of interest.  Of those loans, $349 million also had interest rate floors. These floors were at varying rates, with $9 million of these loans having floor rates of 7.0% or greater and another $77 million of these loans having floor rates between 5.0% and 7.0%. In addition, $263 million of these loans have floor rates between 2.75% and 5.0%.  At September 30, 2016, $176 million of these loans were at their floor rates.  Also included in these prime-based loans at September 30, 2016, the Company had a portfolio (excluding the loans acquired in the FDIC-assisted transactions) of GSB prime-based loans totaling approximately $62 million with rates that change immediately with changes to the GSB prime rate of interest.  Of those loans, $58 million also had interest rate floors.  At September 30, 2016, $15 million of the $58 million GSB prime rate loans with interest rate floors were at their floor rates.  The loan yield for the total loan portfolio was approximately 104 basis points and 106 basis points higher than the national "prime rate of interest" at September 30, 2016 and December 31, 2015, respectively, partly because of these interest rate floors. While interest rate floors have had an overall positive effect on the Company's results during this period, they do subject the Company to the risk that borrowers will elect to refinance their loans with other lenders.  To the extent economic conditions improve, the risk that borrowers will seek to refinance their loans increases.

Non-Interest Income and Non-Interest (Operating) Expenses.  The Company's profitability is also affected by the level of its non-interest income and operating expenses. Non-interest income consists primarily of service charges and ATM fees, accretion income (net of amortization) related to the FDIC-assisted acquisitions, late charges and prepayment fees on loans, gains on sales of loans and available-for-sale investments and other general operating income.  In early 2016 and all of 2015, increases in the cash flows expected to be collected from the FDIC-covered loan portfolios resulted in amortization (expense) recorded relating to reductions of expected reimbursements under the loss sharing agreements with the FDIC, which are recorded as indemnification assets.  This is no longer the case for the TeamBank, Vantus Bank and Sun Security Bank transactions, subsequent to April 26, 2016 (due to the termination of the related loss sharing agreements effective as of that date).  It is still the case for InterBank loans.  Non-interest income may also be affected by the Company's interest rate derivative activities, if the Company chooses to implement derivatives.  See Note 15 "Derivatives and Hedging Activities" in the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information regarding the Bank's hedging activities.

Operating expenses consist primarily of salaries and employee benefits, occupancy-related expenses, expenses related to foreclosed assets, postage, FDIC deposit insurance, advertising and public relations, telephone, professional fees, office expenses and other general operating expenses.  Details of the current period changes in non-interest income and non-interest expense are provided in the "Results of Operations and Comparison for the Three and Nine Months ended September 30, 2016 and 2015" section of this Quarterly Report on Form 10-Q.

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

The new rules refine the definitions of what constitutes regulatory capital and add a new regulatory capital element, common equity Tier 1 capital. The minimum capital ratios are (i) a common equity Tier 1 ("CET1") risk-based capital ratio of 4.5%; (ii) a Tier 1 risk-based capital ratio of 6%; (iii) a total risk-based capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4%. In addition to the minimum capital ratios, the new rules include a capital conservation buffer, under which a banking organization must have CET1 more than 2.5% above each of its minimum risk-based capital ratios in order to avoid restrictions on paying dividends, repurchasing shares, and paying certain discretionary bonuses, phased in at an additional 0.625% per year beginning January 1, 2016.

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

Business Initiatives

As part of the Company's ongoing performance evaluation, the retail banking center network continues to evolve. In August 2016, the Company consolidated a banking center in O'Fallon, Mo., into a nearby banking center office. The office located at 100 Christina Marie Drive was consolidated into the office at 2419 Highway K. The Christina Marie Drive banking center was opened by Great Southern in 2012. The Highway K office was acquired through the January 2016 Fifth Third Bank branch acquisition in the St. Louis market area.

At the close of business on October 21, 2016, an office located at 111 E. Main Street in Neosho, Mo., was consolidated into a nearby banking center at 713 S. Neosho Boulevard.  After this consolidation, the Company's number of banking centers is 104.

In the first quarter of 2017, two leased banking centers are expected to be replaced by two new owned offices in the Omaha, Neb., metropolitan market area.  A leased office at 1902 Harlan Drive in Bellevue, Neb., will be replaced by a new banking center, currently under construction, at Cornhusker and US 75 Highway in Bellevue. The leased office at 7001 S. 36th Street in Bellevue will be replaced by a former bank building purchased in 2015, located at 9775 Q Street in Omaha. Both new locations offer better convenience and access to area customers. Great Southern operates four offices in the Omaha market area.

In October 2016, the Company began mass issuing chip-enabled debit cards to its deposit customer base. Chip debit cards offer customers an added layer of security, providing enhanced protection against fraud. Chip debit cards are also available instantly at all Great Southern banking centers.

A person-to-person (P2P) electronic payment service is expected to be available in December 2016 for retail customers through the Company's smartphone mobile banking applications. The P2P service allows Great Southern debit card customers to send one-time transfers to recipients at any financial institution.

In July 2016, the Company filed a universal shelf registration statement (Form S-3) with the Securities and Exchange Commission. This registration allows the Company to expeditiously offer investors up to a total of $250 million in common stock, preferred stock, trust preferred securities or debt obligations. With the Board's prior approval, public offerings can be made at various times and for various amounts depending on the needs of the Company.

In August 2016, utilizing the shelf registration statement, the Company completed the public offering and sale of $75 million of its 5.25% Fixed-to-Floating Rate Subordinated Notes due August 15, 2026. The Notes were sold at par, resulting in net proceeds, after underwriting discounts, commissions and expenses, of approximately $73.5 million. The Company intends to use the net proceeds of the offering for general corporate purposes.

Comparison of Financial Condition at September 30, 2016 and December 31, 2015

During the nine months ended September 30, 2016, the Company's total assets increased by $337.8 million to $4.44 billion.  The increase was attributable to the loans, premises and equipment and intangible assets related to the Fifth Third Bank branch acquisition, as well as an increase in loans originated by the Bank and cash and cash equivalents, partially offset by reductions in available-for-sale investment securities and the FDIC indemnification asset.

Net loans increased $346.0 million from December 31, 2015, to $3.69 billion at September 30, 2016.  Excluding previously acquired covered and non-covered loans, and mortgage loans held for sale, but including the loans acquired from Fifth Third Bank in January 2016, total loans increased $403.4 million from December 31, 2015 to September 30, 2016.  The increases occurred across several loan types, primarily other (multi-family) residential loans, commercial real estate loans, one-to four-family residential loans, consumer loans and home equity lines of credit.  Partially offsetting these increases were decreases of $57.6 million in net loans acquired in the FDIC-assisted transactions.

The Company's available-for-sale securities decreased $58.2 million compared to December 31, 2015.  The decrease was primarily due to calls of municipal securities, sales of certain mortgage-backed securities, the sale of an investment in a managed equity fund held by the Company, and normal monthly payments received related to the portfolio of mortgage-backed securities, partially offset by the purchase of four mortgage-backed securities.  The Company was required to divest the investment held in the managed equity fund as a result of regulations recently adopted by the FRB.  Other investment securities were reduced because they were no longer needed for pledging for public fund deposits.

Cash and cash equivalents were $254.6 million at September 30, 2016, an increase of $55.4 million, or 27.8%, from $199.2 million at December 31, 2015.  During the nine months ended September 30, 2016, cash and cash equivalents increased primarily due to the cash received in the Fifth Third Bank transaction, sales of and payments received on available-for-sale securities, increases in deposits and the net proceeds of the issuance of $75.0 million of subordinated notes.  This increase in cash and cash equivalents was partially offset by using a portion of the cash to fund loan growth.

Net premises and equipment increased $11.4 million from December 31, 2015, primarily due to the branches acquired in the Fifth Third Bank transaction, partially offset by the transfer of branch properties closed in January 2016 to other real estate owned and the sale of two branches.

Total liabilities increased $313.9 million from $3.71 billion at December 31, 2015 to $4.02 billion at September 30, 2016.  The increase was primarily attributable to an increase in deposits and the issuance of subordinated notes.  Deposits increased due to the deposits assumed in the Fifth Third Bank branch transaction, as well as growth in the Company's existing deposits and brokered deposits.  Total deposits increased $293.2 million from December 31, 2015.  Transaction account balances increased $143.6 million to $2.12 billion at September 30, 2016, from $1.98 billion at December 31, 2015, while retail certificates of deposit increased $119.5 million to $1.12 billion at September 30, 2016, from $1.00 billion at December 31, 2015.

FHLBank advances decreased $232.0 million from $263.5 million at December 31, 2015 to $31.5 million at September 30, 2016.  The decreased advances were primarily replaced with overnight fed funds borrowings through the FHLBank.  As such, short-term borrowings had an increase of $151.8 million from $1.3 million at December 31, 2015 to $153.1 million at September 30, 2016.  The overnight fed funds borrowing rate was lower than the one week or longer term rates for FHLBank advances, so the Company elected to utilize the overnight borrowings.

Securities sold under reverse repurchase agreements with customers increased $22.8 million from $116.2 million at December 31, 2015 to $139.0 million at September 30, 2016.  These balances fluctuate over time based on customer demand for this product.

In August 2016, the Company issued $75 million of 5.25% fixed-to-floating rate subordinated notes due August 15, 2026.  The notes were sold at par, resulting in net proceeds, after underwriting discounts and commissions and other issuance costs, of approximately $73.5 million.  The Company intends to use the net proceeds of the offering for general corporate purposes.

Total stockholders' equity increased $23.9 million from $398.2 million at December 31, 2015 to $422.1 million at September 30, 2016.  The Company recorded net income of $33.5 million for the nine months ended September 30, 2016, and dividends declared on common stock were $9.2 million.  Accumulated other comprehensive income decreased $1.8 million due to the realization of the previously unrealized gain on the sale of the investment security held at the holding Company level and changes in the fair value of cash flow hedges, partially offset by increases in the fair value of available-for-sale investment securities.  In addition, total stockholders' equity increased $947,000 due to stock option exercises.

Results of Operations and Comparison for the Three and Nine Months ended September 30, 2016 and 2015

General

Net income was $11.2 million for both the three months ended September 30, 2016 and the three months ended September 30, 2015.  Non-interest income increased $2.0 million, or 38.5%, which was partially offset by an increase in provision for loan losses of $797,000, or 46.8%, an increase in non-interest expense of $643,000, or 2.1%, a decrease in net interest income of $497,000, or 1.2%, and an increase in income tax expense of $8,000, or 0.2%.  Net income available to common stockholders was $11.2 million and $11.1 million for the three months ended September 30, 2016 and 2015, respectively.

Net income was $33.5 million for the nine months ended September 30, 2016 compared to $34.9 million for the nine months ended September 30, 2015. This decrease of $1.4 million, or 3.7%, was primarily due to an increase in non-interest expense of $6.2 million, or 7.3%, a decrease in net interest income of $4.9 million, or 3.8%, an increase in provision for loan losses of $2.6 million, or 60.4%, and an increase in income tax expense of $135,000, or 1.1%, partially offset by an increase in non-interest income of $12.5 million, or 146.2%.  Net income available to common stockholders was $33.5 million and $34.4 million for the nine months ended September 30, 2016 and 2015, respectively.

Total Interest Income

Total interest income increased $1.1 million, or 2.4%, during the three months ended September 30, 2016 compared to the three months ended September 30, 2015.  The increase was due to a $1.2 million increase in interest income on loans, partially offset by a $131,000 decrease in interest income on investments and other interest-earning assets.  Interest income on loans increased for the three months ended September 30, 2016, due to higher average balances on loans, partially offset by lower average rates of interest.  Interest income from investment securities and other interest-earning assets decreased during the three months ended September 30, 2016 compared to the same period in 2015 due to lower average balances, partially offset by higher average rates of interest.

Total interest income decreased $1.2 million, or 0.8%, during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.  The decrease was due to a $539,000 decrease in interest income on loans and a $617,000 decrease in interest income on investments and other interest-earning assets.  Interest income on loans decreased for the nine months ended September 30, 2016 compared to the same period in 2015, due to lower average rates of interest, partially offset by higher average balances on loans.  Interest income from investment securities and other interest-earning assets decreased during the nine months ended September 30, 2016, due to lower average balances, partially offset by higher average rates of interest.

Interest Income – Loans

During the three months ended September 30, 2016 compared to the three months ended September 30, 2015, interest income on loans increased due to higher average balances, offset by lower average interest rates.

Interest income increased $5.6 million as the result of higher average loan balances, which increased from $3.27 billion during the three months ended September 30, 2015, to $3.73 billion during the three months ended September 30, 2016.  The higher average balances were primarily due to organic loan growth, as well as the loans added as part of the Fifth Third Bank branch acquisition.

Interest income decreased $4.4 million as a result of lower average interest rates on loans.  The average yield on loans decreased from 5.34% during the three months ended September 30, 2015, to 4.84% during the three months ended September 30, 2016.  This decrease was due to lower overall loan rates and a lower amount of accretion income in the current year period compared to the prior year period resulting from the increases in expected cash flows to be received from the FDIC-acquired loan pools as previously discussed in Note 7 of the Notes to Consolidated Financial Statements.

On an on-going basis, the Company estimates the cash flows expected to be collected from the acquired loan pools. This cash flows estimate has increased, based on the payment histories and the collection of certain loans, thereby reducing loss expectations of certain loan pools, resulting in adjustments to be spread on a level-yield basis over the remaining expected lives of the loan pools. The loss sharing agreements for the Team Bank, Vantus Bank and Sun Security Bank transactions were terminated in April 2016, and the related indemnification assets were reduced to $-0- at that time.  The Valley Bank transaction does not include a loss sharing agreement with the FDIC.  Therefore, for these four acquisition transactions, there is no related indemnification asset. The entire amount of the discount adjustment has been and will be accreted to interest income over time with no offsetting impact to non-interest income.  For the loan pools acquired in the InterBank transaction, the increases in expected cash flows also reduce the amount of expected reimbursements under the loss sharing agreement with the FDIC, which is recorded as an indemnification asset. Therefore, the expected indemnification asset has also been reduced, resulting in adjustments to be amortized on a comparable basis over the remainder of the loss sharing agreement or the remaining expected life of the loan pools, whichever is shorter.  For the three months ended September 30, 2016 and 2015, the adjustments increased interest income by $4.0 million and $6.7 million, respectively, and decreased non-interest income by $1.3 million and $4.1 million, respectively.  The net impact to pre-tax income was $2.7 million and $2.5 million for the three months ended September 30, 2016 and 2015, respectively.

As of September 30, 2016, the remaining accretable yield adjustment that will affect interest income is $7.8 million and the remaining adjustment to the indemnification assets related to InterBank, including the effects of the clawback liability, that will affect non-interest income (expense) is $(3.2) million.  The $7.8 million of accretable yield adjustment relates to Team Bank, Vantus Bank, Sun Security Bank, InterBank and Valley Bank, and this income is not affected by the termination of the loss sharing agreements for Team Bank, Vantus Bank and Sun Security Bank.  The expense, as noted, is only related to InterBank, as there is no longer, nor will there be in the future, expense related to Team Bank, Vantus Bank, or Sun Security Bank due to the termination of the related loss sharing agreements for those transactions in April 2016.  Of the remaining adjustments, we expect to recognize $2.3 million of interest income and $(817,000) of non-interest income (expense) during the remainder of 2016.  Additional adjustments may be recorded in future periods from the FDIC-assisted transactions, as the Company continues to estimate expected cash flows from the acquired loan pools.  Apart from the yield accretion, the average yield on loans was 4.41% for the three months ended September 30, 2016, down from 4.54% for the three months ended September 30, 2015, as a result of loan pay-offs, normal amortization of higher-rate loans and new loans that were made at current lower market rates.

During the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, interest income on loans decreased due to lower average interest rates, partially offset by higher average balances.

Interest income decreased $16.8 million as a result of lower average interest rates on loans.  The average yield on loans decreased from 5.59% during the nine months ended September 30, 2015, to 4.93% during the nine months ended September 30, 2016.  This decrease was due to a reduction in overall loan rates and a decrease in additional yield accretion recognized in conjunction with the fair value of the loan pools acquired in the FDIC-assisted transactions as discussed above for the three months ended September 30, 2016 and as previously discussed in Note 7 of the Notes to Consolidated Financial Statements.  The adjustments increased interest income by $13.3 million and decreased non-interest income by $6.0 million during the nine months ended September 30, 2016, for a net positive impact of $7.2 million to pre-tax income.  The adjustments increased interest income by $22.9 million and decreased non-interest income by $16.2 million during the nine months ended September 30, 2015, for a net positive impact of $6.7 million to pre-tax income.  Apart from the yield accretion, the average yield on loans was 4.44% for the nine months ended September 30, 2016, down from 4.63% for the nine months ended September 30, 2015 for reasons discussed above. Interest income also decreased due to significant interest recoveries in the prior year period, as discussed in the paragraph below.

During the nine months ended September 30, 2015, the Company collected $891,000 on certain acquired loans which had previously not been expected to be collectible. These collections were recorded as interest income in the prior year nine month period and had a positive impact on the net interest margin in the prior year period of approximately three basis points (annualized). As the loans were subject to loss sharing agreements at that time, 80% of the amounts collected, or $713,000, was recorded in the prior year nine month period and included in non-interest income under "accretion (amortization) of income related to business acquisitions."

Interest income increased $16.2 million as the result of higher average loan balances, which increased from $3.21 billion during the nine months ended September 30, 2015, to $3.62 billion during the nine months ended September 30, 2016.  The higher average balances were primarily due to organic loan growth, in addition to the loans obtained as part of the Fifth Third Bank branch acquisition.

Interest Income – Investments and Other Interest-earning Assets

Interest income on investments and other interest-earning assets decreased in the three months ended September 30, 2016 compared to the three months ended September 30, 2015.  Interest income decreased $440,000 as a result of a decrease in average balances from $448.4 million during the three months ended September 30, 2015, to $369.9 million during the three months ended September 30, 2016.  Average balances of securities decreased primarily due to certain municipal securities being called, the sale of certain mortgage-backed securities, and the normal monthly payments received on the portfolio of mortgage-backed securities, with proceeds ultimately being used to fund a portion of new loan originations.  Interest income increased $309,000 due to an increase in average interest rates from 1.46% during the three months ended September 30, 2015, to 1.64% during the three months ended September 30, 2016 due to a higher portion of the investment portfolio in tax-exempt municipal bonds and higher market rates of interest on other interest-bearing deposits in financial institutions.

Interest income on investments and other interest-earning assets decreased in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.  Interest income decreased $1.5 million as a result of a decrease in average balances from $514.0 million during the nine months ended September 30, 2015, to $371.6 million during the nine months ended September 30, 2016.  Average balances of securities decreased for the same reasons as noted above in the three month period, and due to the sale of an investment in a managed equity fund held by the Company.  Interest income increased $898,000 due to an increase in average interest rates from 1.40% during the nine months ended September 30, 2015, to 1.72% during the nine months ended September 30, 2016 due to the same reasons noted above for the three month period.

The Company's interest-earning deposits and non-interest-earning cash equivalents currently earn very low or no yield and therefore negatively impact the Company's net interest margin. At September 30, 2016, the Company had cash and cash equivalents of $254.6 million compared to $199.2 million at December 31, 2015.

Total Interest Expense

Total interest expense increased $1.6 million, or 37.8%, during the three months ended September 30, 2016, when compared with the three months ended September 30, 2015, due to an increase in interest expense on deposits of $923,000, or 26.4%, an increase in interest expense on short-term borrowing and repurchase agreements of $436,000, or 3,114.3%, and interest on the newly issued subordinated notes of $487,000, partially offset by a decrease in interest expense on FHLBank advances of $209,000, or 44.7% and a decrease in interest expense on subordinated debentures issued to capital trust of $39,000, or 15.7%.

Total interest expense increased $3.7 million, or 31.5%, during the nine months ended September 30, 2016, when compared with the nine months ended September 30, 2015, due to an increase in interest expense on deposits of $2.7 million, or 27.4%, an increase in interest expense on short-term borrowing and repurchase agreements of $885,000, or 1,735.3%, interest on the newly issued subordinated notes of $487,000, and an increase in interest expense on subordinated debentures issued to capital trust of $13,000, or 2.3%, partially offset by a decrease in interest expense on FHLBank advances of $376,000, or 28.2%.

Interest Expense – Deposits

Interest expense on demand deposits increased $134,000 due to average rates of interest that increased from 0.23% in the three months ended September 30, 2015 to 0.26% in the three months ended September 30, 2016.  Interest expense on demand deposits increased $81,000 due to an increase in average balances from $1.35 billion during the three months ended September 30, 2015, to $1.49 billion during the three months ended September 30, 2016.  The increase in average balances of interest-bearing demand deposits was a result of the deposits assumed as part of the Fifth Third Bank branch acquisition, partially offset by decreases in certain deposit types, such as public funds.

Interest expense on time deposits increased $519,000 as a result of an increase in average rates of interest from 0.85% during the three months ended September 30, 2015, to 1.00% during the three months ended September 30, 2016.  Interest expense on time deposits increased $189,000 due to an increase in average balances of time deposits from $1.28 billion during the three months ended September 30, 2015, to $1.36 billion during the three months ended September 30, 2016.  A large portion of the Company's certificate of deposit portfolio matures within six to eighteen months and therefore reprices fairly quickly; this is consistent with the portfolio over the past several years.  The increase in average balances of time deposits was primarily a result of increased balances of brokered deposits and time deposits opened through the Company's internet deposit acquisition channels.

Interest expense on demand deposits increased $726,000 due to average rates of interest that increased from 0.19% in the nine months ended September 30, 2015 to 0.26% in the nine months ended September 30, 2016.  Interest expense on demand deposits increased $129,000 due to an increase in average balances from $1.40 billion during the nine months ended September 30, 2015, to $1.49 billion during the nine months ended September 30, 2016.  The increase in average balances of interest-bearing demand deposits was primarily a result of the same reasons as discussed in the three month period above.

Interest expense on time deposits increased $1.2 million as a result of an increase in average rates of interest from 0.84% during the nine months ended September 30, 2015, to 0.97% during the nine months ended September 30, 2016.  Interest expense on time deposits increased $583,000 due to an increase in average balances of time deposits from $1.24 billion during the nine months ended September 30, 2015, to $1.33 billion during the nine months ended September 30, 2016.  The increase in average balances of time deposits was primarily due to the same reasons as discussed in the three month period above.

Interest Expense – FHLBank Advances, Short-term Borrowings and Repurchase Agreements, Subordinated Debentures Issued to Capital Trusts and Subordinated Notes

During the three months ended September 30, 2016 compared to the three months ended September 30, 2015, interest expense on FHLBank advances decreased due to lower average balances, partially offset by higher average rates of interest.  Interest expense on FHLBank advances decreased $648,000 due to a decrease in average balances from $210.7 million during the three months ended September 30, 2015, to $31.5 million during the three months ended September 30, 2016.  This decrease was primarily due to the paydown and partial replacement of short-term FHLBank advances with overnight fed funds borrowings from the FHLBank.  Partially offsetting the decrease due to reduced average balances was an increase in interest expense of $439,000 due to an increase in average interest rates from 0.88% in the three months ended September 30, 2015, to 3.27% in the three months ended September 30, 2016.  The increase in the average rate was due to a change in the mix of advances compared to the prior year period.  Short-term advances with very low interest rates were utilized more significantly in the prior year period, which caused the overall average rate to be lower.  In the current year period, the Company utilized more overnight borrowings from the FHLBank which are included in short-term borrowings, with the remaining balance of FHLBank advance being longer term at a higher rate.

During the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, interest expense on FHLBank advances decreased due to lower average balances, partially offset by higher average rates of interest.  Interest expense on FHLBank advances decreased $988,000 due to a decrease in average balances from $187.0 million during the nine months ended September 30, 2015, to $80.7 million during the nine months ended September 30, 2016.  This decrease was primarily due to the paydown and partial replacement of short-term FHLBank advances with overnight fed funds borrowings from the FHLBank.  Partially offsetting the decrease due to average balances was an increase in interest expense of $612,000 due to an increase in average interest rates from 0.95% in the nine months ended September 30, 2015, to 1.58% in the nine months ended September 30, 2016.  The increase in the average rate was due to a change in the mix of the advances compared to the prior year period, for the same reasons as noted above in the three month period.

Interest expense on short-term borrowings and repurchase agreements increased $396,000 due to average rates that increased from 0.03% in the three months ended September 30, 2015, to 0.41% in the three months ended September 30, 2016.  The increase was due to a change in the mix of borrowings in the current period, during which overnight fed funds borrowings from the FHLBank were increased, which are at a higher interest rate than repurchase agreements.  Interest expense on short-term borrowings and repurchase agreements increased $40,000 due to an increase in average balances from $187.0 million during the three months ended September 30, 2015, to $432.7 million during the three months ended September 30, 2016, which is primarily due to an increase in short-term borrowings from the FHLBamk.

Interest expense on short-term borrowings and repurchase agreements increased $826,000 due to average rates that increased from 0.03% in the nine months ended September 30, 2015, to 0.35% in the nine months ended September 30, 2016.  The increase was due to a change in the mix of borrowings in the current period, for the same reasons as noted above in the three month period.  Interest expense on short-term borrowings and repurchase agreements increased $59,000 due to an increase in average balances from $208.9 million during the nine months ended September 30, 2015, to $355.8 million during the nine months ended September 30, 2016, which is primarily due to an increase in short-term borrowings from the FHLBamk.

During the three months ended September 30, 2016, compared to the three months ended September 30, 2015, interest expense on subordinated debentures issued to capital trusts decreased $24,000 due to lower average interest rates.  The average interest rate was 3.58% in the three months ended September 30, 2015, compared to 3.23% in the three months ended September 30, 2016.  The actual interest rate on the subordinated debentures during the three months ended September 30, 2016 was 2.36%, up from 1.90% during the three months ended September 30, 2015.  The amortization of the cost of the interest rate caps the Company purchased in 2013 to limit the interest rate risk from rising LIBOR rates related to the Company's subordinated debentures issued to capital trusts increased the rates for each period.  However, in the 2015 period, the Company redeemed $5.0 million of its subordinated debentures, and the remainder of the related interest rate cap was amortized during the period, causing an unusually high interest rate in the 2015 period, which resulted in the decrease when comparing the 2016 three month period to the 2015 three month period.  Interest expense on subordinated debentures issued to capital trusts decreased $15,000 due to a decrease in average balances from $27.5 million for the three months ended September 30, 2015 to $25.8 million during the three months ended September 30, 2016.  The average balance decreased because the Company redeemed $5.0 million of its subordinated debentures during the three months ended September 30, 2015.  The remaining debentures are variable-rate debentures which bear interest at an average rate of three-month LIBOR plus 1.60%, adjusting quarterly.  The average interest rate will continue to be higher than this until the third quarter of 2017 as a result of the amortization of the cost of the interest rate cap.

During the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, interest expense on subordinated debentures issued to capital trusts increased $94,000 due to higher average interest rates.  The average interest rate was 2.52% in the nine months ended September 30, 2015, compared to 2.97% in the nine months ended September 30, 2016.  The increase in the interest rate resulted from the amortization of the cost of interest rate caps the Company purchased in 2013 to limit the interest rate risk from rising LIBOR rates related to the Company's subordinated debentures issued to capital trusts.  Interest expense on subordinated debentures issued to capital trusts decreased $81,000 due to a decrease in average balances from $29.8 million for the nine months ended September 30, 2015 to $25.8 million during the nine months ended September 30, 2016.  The average balance decreased because the Company redeemed $5.0 million of its subordinated debentures during the nine months ended September 30, 2015.  The remaining debentures are variable-rate debentures which bear interest at an average rate of three-month LIBOR plus 1.60%, adjusting quarterly.  The average interest rate will continue to be higher than this until the third quarter of 2017 as a result of the amortization of the cost of the interest rate cap.

In August 2016, the Company issued $75 million of 5.25% fixed-to-floating rate subordinated notes due August 15, 2026.  The Notes were sold at par, resulting in net proceeds, after underwriting discounts and commissions and other issuance costs, of approximately $73.5 million.  Interest expense on the subordinated notes for the three and nine months ended September 30, 2016, respectively, was $487,000.

Net Interest Income

Net interest income for the three months ended September 30, 2016 decreased $497,000 to $41.0 million compared to $41.5 million for the three months ended September 30, 2015.  Net interest margin was 3.98% in the three months ended September 30, 2016, compared to 4.43% in the three months ended September 30, 2015, a decrease of 45 basis points, or 10.2%.  In both three month periods, the Company's margin was positively impacted by the increases in expected cash flows to be received from the FDIC-acquired loan pools and the resulting increase to accretable yield which were previously discussed in Note 7 of the Notes to Consolidated Financial Statements.  The positive impact of these changes in the three months ended September 30, 2016 and 2015 were increases in interest income of $4.0 million and $6.7 million, respectively, and increases in net interest margin of 38 basis points and 71 basis points, respectively.  Excluding the positive impact of the additional yield accretion, net interest margin decreased 12 basis points when compared to the year-ago period.  The decrease was primarily due to a decrease in the average interest rate on loans (primarily due to decreased interest income on loans acquired in FDIC-assisted transactions) and an increase in the average interest rate on deposits and borrowings, partially offset by an increase in the average interest rate on investment securities.

Net interest income for the nine months ended September 30, 2016 decreased $4.9 million to $122.8 million compared to $127.7 million for the nine months ended September 30, 2015.  Net interest margin was 4.11% in the nine months ended September 30, 2016, compared to 4.59% in the nine months ended September 30, 2015, a decrease of 48 basis points, or 10.5%.  In both nine month periods, the Company's margin was positively impacted by the increases in expected cash flows to be received from the FDIC-acquired loan pools and the resulting increase to accretable yield which were previously discussed in Note 7 of the Notes to Consolidated Financial Statements.  The positive impact of these changes in the nine months ended September 30, 2016 and 2015 were increases in interest income of $13.3 million and $22.9 million, respectively, and increases in net interest margin of 44 basis points and 82 basis points, respectively.  Excluding the positive impact of the additional yield accretion, net interest margin decreased 10 basis points when compared to the year-ago period.  The decrease was primarily due to a decrease in the average interest rate on loans (primarily due to decreased interest income on loans acquired in FDIC-assisted transactions) and an increase in the average interest rate on deposits and borrowings, partially offset by an increase in the average interest rate on investment securities.

The Company's overall average interest rate spread decreased 47 basis points, or 10.9%, from 4.33% during the three months ended September 30, 2015, to 3.86% during the three months ended September 30, 2016.  The decrease was due to a 33 basis point decrease in the weighted average yield on interest-earning assets and a 14 basis point increase in the weighted average rate paid on interest-bearing liabilities. In comparing the two periods, the yield on loans decreased 50 basis points while the yield on investment securities and other interest-earning assets increased 56 basis points. The rate paid on deposits increased 9 basis points, the rate paid on FHLBank advances increased 239 basis points, the rate paid on short-term borrowings and repurchase agreements increased 38 basis points, and the rate paid on subordinated debentures issued to capital trusts decreased 33 basis points.  In addition, the new subordinated notes paid interest at a rate of 525 basis points.

The Company's overall average interest rate spread decreased 50 basis points, or 11.1%, from 4.50% during the nine months ended September 30, 2015, to 4.00% during the nine months ended September 30, 2016.  The decrease was due to a 38 basis point decrease in the weighted average yield on interest-earning assets and a 12 basis point increase in the weighted average rate paid on interest-bearing liabilities. In comparing the two periods, the yield on loans decreased 66 basis points while the yield on investment securities and other interest-earning assets increased 57 basis points. The rate paid on deposits increased 9 basis points, the rate paid on FHLBank advances increased 63 basis points, the rate paid on short-term borrowings and repurchase agreements increased 32 basis points, and the rate paid on subordinated debentures issued to capital trusts increased 45 basis points. In addition, the new subordinated notes paid interest at a rate of 525 basis points.

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

Weak economic conditions, higher inflation or interest rates, or other factors may lead to increased losses in the portfolio and/or requirements for an increase in loan loss provision expense. Management maintains various controls in an attempt to limit future losses, such as a watch list of possible problem loans, documented loan administration policies and a loan review staff to review the quality and anticipated collectability of the portfolio. Additional procedures provide for frequent management review of the loan portfolio based on loan size, loan type, delinquencies, financial analysis, on-going correspondence with borrowers and problem loan work-outs. Management determines which loans are potentially uncollectible, or represent a greater risk of loss, and makes additional provisions to expense, if necessary, to maintain the allowance at a satisfactory level.

The provision for loan losses for the three months ended September 30, 2016, increased $797,000 to $2.5 million when compared with the three months ended September 30, 2015.  The provision for loan losses for the nine months ended September 30, 2016, increased $2.6 million to $6.9 million when compared with the nine months ended September 30, 2015.  At September 30, 2016 and December 31, 2015, the allowance for loan losses was $37.0 million and $38.1 million, respectively.  Total net charge-offs were $3.6 million and $1.5 million for the three months ended September 30, 2016 and 2015, respectively.  Two relationships make up $1.9 million of the net charge-off total for the three months ended September 30, 2016, and this amount was substantially provided for in the allowance for loan losses at June 30, 2016.  Total net charge-offs were $8.0 million and $2.9 million for the nine months ended September 30, 2016 and 2015, respectively.  General market conditions and unique circumstances related to individual borrowers and projects contributed to the level of provisions and charge-offs.  As properties were categorized as potential problem loans, non-performing loans or foreclosed assets, evaluations were made of the values of these assets with corresponding charge-offs as appropriate.

At September 30, 2016, loans acquired in the InterBank FDIC-assisted transaction were covered by a loss sharing agreement between the FDIC and Great Southern Bank, which affords Great Southern Bank at least 80% protection from losses in the acquired portfolio of loans.  The FDIC loss sharing agreement is subject to limitations on the types of losses covered and the length of time losses are covered and is conditioned upon the Bank complying with its requirements in the agreement with the FDIC.  These limitations are described in detail in Note 7 of the accompanying Notes to the Financial Statements.  In April 2016, the loss sharing agreements for Team Bank, Vantus Bank and Sun Security Bank were terminated.  Loans acquired from the FDIC related to Valley Bank did not have a loss sharing agreement.  All acquired loans were grouped into pools based on common characteristics and were recorded at their estimated fair values, which incorporated estimated credit losses at the acquisition date.  These loan pools are systematically reviewed by the Company to determine the risk of losses that may exceed those identified at the time of the acquisition.  Techniques used in determining risk of loss are similar to those used to determine the risk of loss for the legacy Great Southern Bank portfolio, with most focus being placed on those loan pools which include the larger loan relationships and those loan pools which exhibit higher risk characteristics.  Review of the acquired loan portfolio also includes meetings with customers, review of financial information and collateral valuations to determine if any additional losses are apparent.

The allowance for loan losses as a percentage of total loans, excluding acquired covered and non-covered loans, was 1.05% and 1.20% at September 30, 2016 and December 31, 2015, respectively. Management considers the allowance for loan losses adequate to cover losses inherent in the Company's loan portfolio at September 30, 2016, based on recent reviews of the Company's loan portfolio and current economic conditions. If economic conditions were to deteriorate or management's assessment of the loan portfolio were to change, it is possible that additional loan loss provisions would be required, thereby adversely affecting future results of operations and financial condition.

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

As previously discussed, the remaining loss sharing agreements for Team Bank, Vantus Bank and Sun Security Bank transactions were terminated in April 2016.  Loss sharing agreements covering single-family loans and foreclosed assets and non-single-family loans and foreclosed assets related to the Inter Savings Bank FDIC-assisted acquisition are still in place in accordance with their contractual terms.
As a result of changes in balances and composition of the loan portfolio, changes in economic and market conditions that occur from time to time and other factors specific to a borrower's circumstances, the level of non-performing assets will fluctuate.
Non-performing assets, excluding FDIC-covered and formerly covered non-performing assets and other FDIC-assisted acquired assets, at September 30, 2016, were $36.6 million, a decrease of $7.4 million from $44.0 million at December 31, 2015.  Non-performing assets, excluding FDIC-covered and formerly covered non-performing assets and other FDIC-assisted acquired assets, as a percentage of total assets, were 0.82% at September 30, 2016, compared to 1.07% at December 31, 2015.
Compared to December 31, 2015, non-performing loans decreased $3.4 million to $13.2 million at September 30, 2016, and foreclosed assets decreased $4.0 million to $23.4 million at September 30, 2016.  Non-performing commercial real estate loans comprised $7.1 million, or 53.5%, of the total of $13.2 million of non-performing loans at September 30, 2016, a decrease of $6.4 million from December 31, 2015.  The majority of the decrease in the commercial real estate category was due to one relationship where the notes were sold and the loans paid off after charge-offs of $2.0 million during the nine month period.  Another relationship totaling $982,000 was transferred to foreclosed assets.  These relationships are discussed below.  In addition, $3.1 million of the transfers to foreclosed assets in the commercial real estate category and approximately $670,000 of the charge-offs were related to another relationship, which is also discussed below, along with other significant activity in the category.  Non-performing land development loans comprised $1.7 million, or 13.0% of the total non-performing loans at September 30, 2016, an increase of $1.6 million from December 31, 2015, due to the addition of one loan, which is discussed below.  Non-performing one-to four-family residential loans comprised $1.6 million, or 12.4%, of the total non-performing loans at September 30, 2016, an increase of $279,000 from December 31, 2015.  Non-performing consumer loans increased $905,000 in the nine months ended September 30, 2016, and were $2.2 million, or 16.7%, of total non-performing loans at September 30, 2016.

Non-performing Loans.  Activity in the non-performing loans category during the nine months ended September 30, 2016 was as follows:

	Beginning Balance, January 1	Additions to Non- Performing	Removed from Non- Performing	Transfers to Potential Problem Loans	Transfers to Foreclosed Assets	Charge- Offs	Payments	Ending Balance, September 30
	(In Thousands)
One- to four-family construction	$—	$—	$—	$—	$—	$—	$—	$—
Subdivision construction	—	143	—	—	—	—	(32)	111
Land development	139	1,631	—	—	—	(30)	(25)	1,715
Commercial construction	—	—	—	—	—	—	—	—
One- to four-family residential	1,357	1,365	(18)	(103)	(371)	(194)	(400)	1,636
Other residential	—	—	—	—	—	—	—	—
Commercial real estate	13,488	6,654	—	—	(4,448)	(3,348)	(5,292)	7,054
Commercial business	288	496	—	(78)	—	(142)	(109)	455
Consumer	1,297	3,218	(50)	(114)	(411)	(632)	(1,106)	2,202

Total	$16,569	$13,507	$(68)	$(295)	$(5,230)	$(4,346)	$(6,964)	$13,173

At September 30, 2016, the non-performing commercial real estate category included nine loans, seven of which were added during the current period.  The largest relationship in this category, which was transferred from potential problem loans during the three months ended September 30, 2016 and is made up of three loans, totaled $3.2 million, or 45.0% of the total category. This relationship is collateralized by commercial retail projects in Texas and Georgia and was transferred to non-performing loans during the three months ended September 30, 2016 due to past-due payments.  The second largest relationship in this category, which was added prior to 2016, totaled $1.7 million, or 23.8% of the total category, and is collateralized by a theatre property in Branson, Mo.  The third largest relationship in this category was transferred from potential problem loans during the three months ended September 30, 2016 due to delinquent payments and totaled $1.4 million, or 19.3% of the total category, and is collateralized by a hotel located in the western United States.  One relationship in this category, which had a balance of $6.5 million at December 31, 2015, had $2.0 million in charge-offs and $5.1 million in payments (net of operating funds advanced) during the nine month period.  The relationship was collateralized by three operating long-term health care facilities in Missouri.  These related notes were sold during the three months ended June 30, 2016 and payment was received on the remaining balances after the charge-offs, resulting in a balance of zero at September 30, 2016.  During the period, $3.1 million of the transfers to foreclosed assets in the commercial real estate category and approximately $670,000 of the charge-offs were related to another relationship.  The property is in the Branson, Mo., area, and includes a lakefront resort, marina and related amenities, condominiums and lots.  An additional $982,000 in transfers to foreclosed assets in the commercial real estate category during the period was related to one relationship which was collateralized by hotel property in the Springfield, Mo., area.  The non-performing land development category included two loans, one of which was added during the three months ended September 30, 2016 and totaled $1.6 million, or 95.1% of the total category, and was collateralized by land in the St. Louis, Mo. area. This relationship was originated in 2007. The non-performing one- to four-family residential category included 34 loans, 22 of which were added during the current period.  The consumer category of non-performing loans increased $905,000 during the period and consists of 177 loans.

Potential Problem Loans.  Compared to December 31, 2015, potential problem loans decreased $5.6 million, or 43.3%.  This decrease was due to $2.5 million in loans being removed from potential problem loans due to improvements in the credits, $5.8 million in loans transferred to the non-performing category, $3.4 million in payments from customers, $2.2 million in charge-offs, and $65,000 in transfers to foreclosed assets, partially offset by the addition of $8.4 million of loans to potential problem loans.  Potential problem loans are loans which management has identified through routine internal review procedures as having possible credit problems that may cause the borrowers difficulty in complying with the current repayment terms.  These loans are not reflected in non-performing assets, but are considered in determining the adequacy of the allowance for loan losses.

Activity in the potential problem loans category during the nine months ended September 30, 2016, was as follows:

	Beginning Balance, January 1	Additions to Potential Problem	Removed from Potential Problem	Transfers to Non- Performing	Transfers to Foreclosed Assets	Charge- Offs	Payments	Ending Balance, September 30
	(In Thousands)
One- to four-family construction	$—	$—	$—	$—	$—	$—	$—	$—
Subdivision construction	288	—	(141)	(143)	—	—	(4)	—
Land development	4,130	—	—	—	—	—	—	4,130
Commercial construction	—	—	—	—	—	—	—	—
One- to four-family residential	844	196	(410)	(64)	(65)	(2)	(16)	483
Other residential	1,956	178	—	—	—	—	(1,956)	178
Commercial real estate	5,286	7,621	(1,640)	(5,544)	—	(2,142)	(1,358)	2,223
Commercial business	181	147	(153)	—	—	(68)	(35)	72
Consumer	134	221	(126)	(31)	—	—	(21)	177

Total	$12,819	$8,363	$(2,470)	$(5,782)	$(65)	$(2,212)	$(3,390)	$7,263

At September 30, 2016, the land development category of potential problem loans included two loans.  The largest loan in this category, which was added prior to 2016 and is collateralized by property in the Branson, Mo., area, totaled $3.8 million, or 93.0% of the total category.  The commercial real estate category of potential problem loans included five loans, all of which were added prior to 2016.  The largest relationship in this category contains two loans, with a total balance of $1.3 million, or 58.5% of the commercial real estate category.  This relationship is collateralized by commercial entertainment property and other property in Branson, Mo.  Two relationships made up $4.5 million in transfers to non-performing assets and the related $1.8 million in charge-offs in the commercial real estate category during the three months ended September 30, 2016.  These relationships are discussed above under non-performing loans.  Of the $1.4 million in payments in this category, 96% was related to one loan, which was paid in full during 2016.  The other residential category of potential problem loans includes one loan, which was added during 2016.  Payment was received in full on one loan totaling $2.0 million, which was previously included in the other residential category of potential problem loans.  This loan was to the same borrower that was referenced above in the land development category.

Other Real Estate Owned.  Of the total $31.2 million of other real estate owned at September 30, 2016, $795,000 represents the fair value of foreclosed assets covered by FDIC loss sharing agreements, $432,000 represents the fair value of foreclosed assets previously covered by FDIC loss sharing agreements, $1.9 million represents the fair value of foreclosed assets acquired related to Valley Bank and not covered by a loss sharing agreement, and $4.8 million represents properties which were not acquired through foreclosure. The acquired loss share covered and non-covered foreclosed and other assets acquired in the FDIC-assisted transactions and the properties not acquired through foreclosure are not included in the following table and discussion of other real estate owned.

Activity in foreclosed assets during the nine months ended September 30, 2016, was as follows:

	Beginning Balance, January 1	Additions	Sales	Capitalized Costs	Write- Downs	Ending Balance, September 30
	(In Thousands)
One- to four-family construction	$—	$—	$—	$—	$—	$—
Subdivision construction	7,016	—	(331)	—	—	6,685
Land development	12,133	—	(1,247)	—	—	10,886
Commercial construction	—	—	—	—	—	—
One- to four-family residential	1,375	362	(236)	—	(36)	1,465
Other residential	2,150	—	(1,052)	86	(90)	1,094
Commercial real estate	3,608	4,293	(6,026)	—	(691)	1,184
Commercial business	—	—	—	—	—	—
Consumer	1,109	8,572	(7,614)	—	—	2,067

Total	$27,391	$13,227	$(16,506)	$86	$(817)	$23,381

At September 30, 2016, the land development category of foreclosed assets included 22 properties, the largest of which was located in northwest Arkansas and had a balance of $1.4 million, or 12.6% of the total category.  Of the total dollar amount in the land development category of foreclosed assets, 39.1% and 33.1% was located in the Branson, Mo. area and in the northwest Arkansas area, respectively, including the largest property previously mentioned.  The subdivision construction category of foreclosed assets included 27 properties, the largest of which was located in the Springfield, Mo. metropolitan area and had a balance of $1.2 million, or 18.5% of the total category.  Of the total dollar amount in the subdivision construction category of foreclosed assets, 30.4% and 18.5% is located in Branson, Mo. and Springfield, Mo., respectively, including the largest property previously mentioned.  The commercial real estate category of foreclosed assets included four properties, one of which was added during the nine months ended September 30, 2016.  The largest property in the commercial real estate category of foreclosed assets, which is located in southwest Missouri, totaled $500,000, or 42.2% of the total category.  The $6.0 million in sales in the commercial real estate category of foreclosed assets was primarily from three properties.  Sales of $2.1 million related to a property which is located in southeast Missouri and was added during the quarter ended March 31, 2015.  Sales of $2.9 million related to a property located in the Branson, Mo., area, and included a lakefront resort, marina and related amenities, condominiums and lots.  Sales of $982,000 related to a motel property located in Springfield, Mo.  The one-to four-family residential category of foreclosed assets included 11 properties, of which the largest relationship, with one property in the southwest Missouri area, had a balance of $527,000, or 36.0% of the total category.  Of the total dollar amount in the one-to- four-family category of foreclosed assets, 40.3% is located in Branson, Mo.  The other residential category of foreclosed assets included six properties, five of which were part of the same condominium community, located in Branson, Mo. and had a balance of $834,000, or 76.2% of the total category.  The sales of $1.1 million in the other residential category were from five additional properties that were part of the same condominium community which were sold during the nine months ended September 30, 2016.  The larger amount of additions and sales under consumer loans are due to a higher volume of repossessions of automobiles, which generally don't go through a lengthy repossession process.

Non-interest Income

For the three months ended September 30, 2016, non-interest income increased $2.0 million to $7.1 million when compared to the three months ended September 30, 2016, primarily as a result of the following items:

Amortization of income related to business acquisitions:  The net amortization expense related to business acquisitions was $1.2 million for the three months ended September 30, 2016, compared to $3.3 million for the three months ended September 30, 2015.  The amortization expense for the three months ended September 30, 2016, consisted of the following items:  $1.0 million of amortization expense related to the changes in cash flows expected to be collected from the FDIC-covered loan portfolio acquired from InterBank and $358,000 of amortization of the clawback liability.  Partially offsetting the expense was income from the accretion of the discount related to the indemnification asset for the InterBank acquisition of $185,000.

Service charges and ATM fees:  Service charges and ATM fees increased $386,000 compared to the prior year period, primarily due to the additional accounts acquired in the Fifth Third Bank transaction in January 2016, which have had high levels of debit card activity, and overall higher levels of point-of-sale card activity.

Other income:  Other income decreased $907,000 compared to the prior year period.  During the 2015 period, the Company recorded a $1.1 million gain when it redeemed the trust preferred securities previously issued by Great Southern Capital Trust III at a discount.

For the nine months ended September 30, 2016, non-interest income increased $12.5 million to $21.0 million when compared to the nine months ended September 30, 2015, primarily as a result of the following items:

Amortization of income related to business acquisitions:  The net amortization expense related to business acquisitions was $6.1 million for the nine months ended September 30, 2016, compared to $15.4 million for the nine months ended September 30, 2015.  The amortization expense for the nine months ended September 30, 2016, consisted of the following items:  $5.4 million of amortization expense related to the changes in cash flows expected to be collected from the FDIC-covered loan portfolios, $584,000 of impairment to certain indemnification assets and $785,000 of amortization of the clawback liability.  The impairment of the indemnification asset was recorded in the three months ended March 31, 2016, due to the expected loss on the FDIC loss share termination agreements that occurred in April 2016, as discussed in the Company's March 31, 2016 Quarterly Report on Form 10-Q.  Partially offsetting the expense was income from the accretion of the discount related to the indemnification asset for the InterBank acquisition of $715,000.

Net realized gains on sales of available-for-sale securities:  During the period, the Company sold an investment held at the holding company level for a gain of $2.7 million.  This investment, the original amount of which was $1.0 million, was made in a managed equity fund.  The Company was required to divest this investment as a result of recent regulations enacted by the FRB.  There were no material gains on sales of investments in the prior year period.

Service charges and ATM fees:  Service charges and ATM fees increased $1.4 million compared to the prior year period, primarily due to the additional accounts acquired in the Fifth Third Bank transaction in January 2016, which have had high levels of debit card activity, and overall higher levels of point-of-sale card activity.

Other income:  Other income decreased $613,000 compared to the prior year period.  During the 2015 period, the Company recorded a $1.1 million gain when it redeemed the trust preferred securities previously issued by Great Southern Capital Trust III at a discount.  Also in the 2015 period, the Company sold a banking center building in Nebraska at a net gain of $671,000. The Company recognized a $257,000 gain on the sale of the Thayer, Mo., branch and deposits during the first quarter of 2016 and a $110,000 gain recognized on the sale of the Buffalo, Mo., branch and deposits during the first quarter of 2016.  In addition in the 2016 period, a gain of $238,000 was recognized on sales of fixed assets unrelated to the branch sales.

Non-interest Expense

For the three months ended September 30, 2016, non-interest expense increased $643,000 to $30.7 million when compared to the three months ended September 30, 2015, primarily as a result of the following items:

Net occupancy and equipment expense:  Net occupancy expense decreased $1.2 million in the three months ended September 30, 2016 compared to the same period in 2015.  In September 2015, the Company announced plans to consolidate operations of 16 banking centers into other nearby Great Southern banking center locations. The Company evaluated the carrying value of the affected premises (totaling approximately $7.5 million) to determine if any impairment of the value of these premises was warranted and recorded a valuation allowance of $1.2 million related to certain affected premises, furniture, fixtures and equipment and leases.

Expense on foreclosed assets:  Expense on foreclosed assets increased $682,000 during the 2016 three month period compared to the prior year period primarily due to expenses and loss on final disposition totaling approximately $320,000 related to one property.  Collection expenses and losses on sales of non-real estate assets increased $199,000 in the 2016 period compared to the same period in 2015.

Advertising expense:  Advertising expense increased $258,000 compared to the prior year three month period primarily due to a company-wide multimedia advertising campaign totaling approximately $300,000 that was tied to the Summer Olympics television broadcast.

Supplies expense:  Supplies expense increased $247,000 compared to the prior year period primarily due to approximately $318,000 of one-time costs incurred to stock a supply of chip-enabled debit cards. In October 2016, the Company began mass issuing chip-enabled debit cards to its deposit customer base.

Other operating expenses:  Other operating expenses increased $472,000 in the three months ended September 30, 2016 compared to the same period in 2015.  This increase is primarily due to higher levels of debit card and check fraud losses in the 2016 period.  These losses totaled $775,000 in the 2016 period compared to $277,000 in the 2015 period.  The majority of the increase related to debit card fraud that resulted from a data security breach at a national retail merchant which operates stores in many of our markets, affecting some of our debit card customers who transacted business with the merchant.  The losses incurred by the Company resulted from regulatory requirements that banks reimburse their debit card customers for unauthorized transactions.  In regard to this particular merchant breach, we currently believe that further loss exposure will not be significant.

For the nine months ended September 30, 2016, non-interest expense increased $6.2 million to $91.4 million when compared to the nine months ended September 30, 2015, primarily as a result of the following items:

Fifth Third Bank branch acquisition expenses:  The Company incurred approximately $1.4 million of expenses during the period related to the acquisition of certain branches of Fifth Third Bank.  Those expenses included approximately $124,000 of compensation expense, approximately $385,000 of legal, audit and other professional fees expense, approximately $294,000 of computer license and support expense, approximately $436,000 in charges to replace former Fifth Third Bank customer checks with Great Southern Bank checks, and approximately $79,000 of travel, meals and other expenses related to the transaction and similar costs incurred during the period.

Salaries and employee benefits:  Salaries and employee benefits increased $1.4 million over the prior year period.  One-time acquisition related net salary and retention bonus and other compensation expenses paid as part of the Fifth Third branch transaction totaled $124,000, which are noted in the previous bullet point.  The remaining increase is due to increased staffing due to the Fifth Third acquisition and due to growth in lending and other operational areas.

Expense on foreclosed assets:  Expense on foreclosed assets increased $1.8 million compared to the prior year period due to expenses and valuation write-downs of foreclosed assets, and the loss on final disposition of certain assets during the 2016 period.  As noted above, in the three months ended September 30, 2016, expenses and loss on final disposition related to two related properties totaling $320,000 were incurred.  In addition, approximately $912,000 in valuation write-downs primarily related to the two properties noted above as disposed in the current period were taken during the nine-month period. Collection expenses and losses on sales of non-real estate assets increased $580,000 in the 2016 period compared to the same period in 2015.  The Company has increased its consumer lending, primarily in indirect automobile lending, significantly in the past few years.

Other operating expenses:  Other operating expenses increased $1.4 million in the nine months ended September 30, 2016 compared to the same period in 2015.  $436,000 of this amount is the charge to replace Fifth Third customer checks as discussed above.  Additional amortization expense of $316,000 was recognized related to the core deposit intangible for the deposits acquired from Fifth Third Bank.  There was also increased expense due to higher levels of debit card and check fraud losses in the 2016 period.  These losses totaled $1.4 million in the 2016 period compared to $510,000 in the 2015 period.  The reasons for the increase in fraud losses were the same as discussed above in the three month period.

Legal, audit and other professional fees:  Legal, audit and other professional fees increased $526,000 from the prior year period due to legal and professional fees related to the Fifth Third transaction, legal fees related to the resolution of two large non-performing loans, and increased audit and accounting fees.

Supplies expense:  Supplies expense increased $392,000 compared to the prior year period primarily due to approximately $318,000 of one-time costs incurred to stock a supply of chip-enabled debit cards. As noted above, in October 2016, the Company began mass issuing chip-enabled debit cards to its deposit customer base.

The Company's efficiency ratio for the three months ended September 30, 2016, was 63.71% compared to 64.35% for the same period in 2015.  The efficiency ratio for the nine months ended September 30, 2016, was 63.55% compared to 62.57% for the same period in 2015.  The improvement in the ratio in the 2016 three month period was primarily due to the increase in non-interest income, partially offset by the increase in non-interest expense and the decrease in net interest income.  The increase in the ratio in the 2016 nine month period was primarily due to the increase in non-interest expense and decrease in net interest income, partially offset by the increase in non-interest income.  The Company's ratio of non-interest expense to average assets was 2.95% and 2.79% for the three and nine months ended September 30, 2015, respectively, compared to 2.76% and 2.81% for the three and nine months ended September 30, 2016, respectively.  The decrease in the current three month period ratio was due to the increase in average assets in the 2016 period compared to the 2015 period, partially offset by the increase in non-interest expense.  The increase in the current nine month period ratio was due to the increase in non-interest expense, partially offset by the increase in average assets in the 2016 period compared to the 2015 period.  Average assets for the quarter ended September 30, 2016, increased $370.0 million, or 9.1%, from the quarter ended September 30, 2015, primarily due to assets acquired in the Fifth Third Bank transaction in the first quarter of 2016 and organic loan growth, partially offset by decreases in investment securities and other interest-

earning assets.  Average assets for the nine months ended September 30, 2016, increased $263.4 million, or 6.5%, from the nine months ended September 30, 2015, due to the same reasons noted for the three month period.

Provision for Income Taxes

For the three and nine months ended September 30, 2016, the Company's effective tax rate was 25.0% and 26.3%, respectively, compared to 25.0% and 25.3%, respectively, for the three and nine months ended September 30, 2015.  These effective rates were lower than the statutory federal tax rate of 35%, due primarily to the utilization of certain investment tax credits and to tax-exempt investments and tax-exempt loans which reduced the Company's effective tax rate.  In future periods, the Company expects its effective tax rate typically will be 26-28% of pre-tax net income, assuming it continues to maintain or increase its use of investment tax credits and maintain or increase its pre-tax net income. The Company's effective tax rate may fluctuate as it is impacted by the level and timing of the Company's utilization of tax credits and the level of tax-exempt investments and loans and the overall level of pre-tax income.

Average Balances, Interest Rates and Yields

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. Average balances of loans receivable include the average balances of non-accrual loans for each period. Interest income on loans includes interest received on non-accrual loans on a cash basis.  Interest income on loans includes the amortization of net loan fees which were deferred in accordance with accounting standards.  Fees included in interest income were $1.4 million and $989,000 for the three months ended September 30, 2016 and 2015, respectively.  Fees included in interest income were $3.6 million and $3.1 million for the nine months ended September 30, 2016 and 2015, respectively.  Tax-exempt income was not calculated on a tax equivalent basis. The table does not reflect any effect of income taxes.

	September 30, 2016(2)	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015
	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
		(Dollars in thousands)
Interest-earning assets:
Loans receivable: (1)
One- to four-family residential	4.17%	$543,432	$7,115	5.21%	$458,181	$8,363	7.24%
Other residential	4.03	574,685	6,515	4.51	419,526	5,150	4.87
Commercial real estate	4.14	1,181,468	13,724	4.62	1,089,456	12,822	4.67
Construction	3.78	367,900	4,290	4.64	346,897	3,953	4.52
Commercial business	4.34	324,185	4,740	5.82	339,781	4,915	5.74
Other loans	5.75	705,123	8,527	4.81	578,898	8,326	5.71
Industrial revenue bonds	5.13	29,228	424	5.77	41,865	574	5.44

Total loans receivable	4.54	3,726,021	45,335	4.84	3,274,604	44,103	5.34

Investment securities(1)	3.11	241,717	1,357	2.23	325,619	1,570	1.91
Other interest-earning assets	0.45	128,217	164	0.51	122,742	82	0.27

Total interest-earning assets	4.33	4,095,955	46,856	4.55	3,722,965	45,755	4.88
Non-interest-earning assets:
Cash and cash equivalents		110,822			108,299
Other non-earning assets		231,629			237,114
Total assets		$4,438,406			$4,068,378

Interest-bearing liabilities:
Interest-bearing demand and savings	0.26	$1,485,979	986	0.26	$1,350,156	771	0.23
Time deposits	0.99	1,360,775	3,437	1.00	1,275,643	2,729	0.85
Total deposits	0.62	2,846,754	4,423	0.62	2,625,799	3,500	0.53
Short-term borrowings and structured repurchase agreements	0.26	432,725	450	0.41	186,984	14	0.03
Subordinated debentures issued to capital trusts	2.36	25,774	209	3.23	27,455	248	3.58
Subordinated notes	5.38	39,969	487	4.85	—	—	—
FHLBank advances	3.30	31,485	259	3.27	210,657	468	0.88

Total interest-bearing liabilities	0.73	3,376,707	5,828	0.69	3,050,895	4,230	0.55
Non-interest-bearing liabilities:
Demand deposits		617,821			538,529
Other liabilities		32,716			32,585
Total liabilities		4,027,244			3,622,009
Stockholders' equity		411,162			446,369
Total liabilities and stockholders' equity		$4,438,406			$4,068,378

Net interest income:
Interest rate spread	3.60%		$41,028	3.86%		$41,525	4.33%
Net interest margin*				3.98%			4.43%
Average interest-earning assets to average interest-bearing liabilities		121.3%			122.0%

_____________________
*	Defined as the Company's net interest income divided by total average interest-earning assets.

(1)
Of the total average balances of investment securities, average tax-exempt investment securities were $71.2 million and $78.4 million for the three months ended September 30, 2016 and 2015, respectively. In addition, average tax-exempt loans and industrial revenue bonds were $30.9 million and $36.0 million for the three months ended September 30, 2016 and 2015, respectively. Interest income on tax-exempt assets included in this table was $945,000 and $1.1 million for the three months ended September 30, 2016 and 2015, respectively. Interest income net of disallowed interest expense related to tax-exempt assets was $914,000 and $1.1 million for the three months ended September 30, 2016 and 2015, respectively.

(2)
The yield on loans at September 30, 2016 does not include the impact of the accretable yield (income) on loans acquired in the FDIC-assisted transactions.  See "Net Interest Income" for a discussion of the effect on results of operations for the three months ended September 30, 2016.

	September 30, 2016(2)	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
		(Dollars in thousands)
Interest-earning assets:
Loans receivable:
One- to four-family residential	4.17%	$546,349	$22,103	5.40%	$461,378	$27,171	7.87%
Other residential	4.03	492,559	17,593	4.77	423,248	16,016	5.06
Commercial real estate	4.14	1,125,617	39,485	4.69	1,062,120	38,201	4.81
Construction	3.78	407,107	13,999	4.59	331,265	11,352	4.58
Commercial business	4.34	322,003	13,177	5.47	331,819	14,568	5.87
Other loans	5.75	687,921	25,526	4.96	552,758	24,916	6.03
Industrial revenue bonds (1)	5.13	35,579	1,577	5.92	42,820	1,775	5.54

Total loans receivable	4.54	3,617,135	133,460	4.93	3,205,408	133,999	5.59

Investment securities (1)	3.11	259,416	4,362	2.25	347,436	5,165	1.99
Other interest-earning assets	0.45	112,202	417	0.50	166,552	231	0.19

Total interest-earning assets	4.33	3,988,753	138,239	4.63	3,719,396	139,395	5.01
Non-interest-earning assets:
Cash and cash equivalents		107,272			106,318
Other non-earning assets		238,421			245,370
Total assets		$4,334,446			$4,071,084

Interest-bearing liabilities:
Interest-bearing demand and savings	0.26	$1,489,042	2,849	0.26	$1,403,079	1,994	0.19
Time deposits	0.99	1,327,578	9,631	0.97	1,239,638	7,800	0.84
Total deposits	0.62	2,816,620	12,480	0.59	2,642,717	9,794	0.50
Short-term borrowings and structured repurchase agreements	0.26	355,772	936	0.35	208,856	51	0.03
Subordinated debentures issued to capital trusts	2.36	25,774	573	2.97	29,758	560	2.52
Subordinated notes	5.38	13,421	487	4.85	—	—	—
FHLBank advances	3.30	80,702	955	1.58	186,994	1,331	0.95

Total interest-bearing liabilities	0.73	3,292,289	15,431	0.63	3,068,325	11,736	0.51
Non-interest-bearing liabilities:
Demand deposits		603,376			538,069
Other liabilities		29,017			27,829
Total liabilities		3,924,682			3,634,223
Stockholders' equity		409,764			436,861
Total liabilities and stockholders' equity		$4,334,446			$4,071,084

Net interest income:
Interest rate spread	3.60%		$122,808	4.00%		$127,659	4.50%
Net interest margin*				4.11%			4.59%
Average interest-earning assets to average interest-bearing liabilities		121.2%			121.2%

_____________________
*	Defined as the Company's net interest income divided by total average interest-earning assets.

(1)
Of the total average balances of investment securities, average tax-exempt investment securities were $72.9 million and $80.5 million for the nine months ended September 30, 2016 and 2015, respectively. In addition, average tax-exempt loans and industrial revenue bonds were $32.4 million and $36.4 million for the nine months ended September 30, 2016 and 2015, respectively. Interest income on tax-exempt assets included in this table was $2.9 million and $3.3 million for the nine months ended September 30, 2016 and 2015, respectively. Interest income net of disallowed interest expense related to tax-exempt assets was $2.8 million and $3.2 million for the nine months ended September 30, 2016 and 2015, respectively.

(2)
The yield on loans at September 30, 2016 does not include the impact of the accretable yield (income) on loans acquired in the FDIC-assisted transactions.  See "Net Interest Income" for a discussion of the effect on results of operations for the nine months ended September 30, 2016.

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

	Three Months Ended September 30,
	2016 vs. 2015
	Increase (Decrease) Due to

			Total Increase (Decrease)
	Rate	Volume
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$(4,367)	$5,599	$1,232
Investment securities	231	(444)	(213)
Other interest-earning assets	78	4	82
Total interest-earning assets	(4,058)	5,159	1,101
Interest-bearing liabilities:
Demand deposits	134	81	215
Time deposits	519	189	708
Total deposits	653	270	923
Short-term borrowings	396	40	436
Subordinated debentures issued to capital trust	(24)	(15)	(39)
Subordinated notes	—	487	487
FHLBank advances	439	(648)	(209)
Total interest-bearing liabilities	1,464	134	1,598
Net interest income	$(5,522)	$5,025	$(497)

	Nine Months Ended September 30,
	2016 vs. 2015
	Increase (Decrease) Due to

			Total Increase (Decrease)
	Rate	Volume
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$(16,770)	$16,231	$(539)
Investment securities	616	(1,419)	(803)
Other interest-earning assets	282	(96)	186
Total interest-earning assets	(15,872)	14,716	(1,156)
Interest-bearing liabilities:
Demand deposits	726	129	855
Time deposits	1,248	583	1,831
Total deposits	1,974	712	2,686
Short-term borrowings	826	59	885
Subordinated debentures issued to capital trust	94	(81)	13
Subordinated notes	—	487	487
FHLBank advances	612	(988)	(376)
Total interest-bearing liabilities	3,506	189	3,695
Net interest income	$(19,378)	$14,527	$(4,851)

Liquidity

Liquidity is a measure of the Company's ability to generate sufficient cash to meet present and future financial obligations in a timely manner through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. These obligations include the credit needs of customers, funding deposit withdrawals, and the day-to-day operations of the Company. Liquid assets include cash, interest-bearing deposits with financial institutions and certain investment securities and loans. As a result of the Company's management of the ability to generate liquidity primarily through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors' requirements and meet its customers' credit needs. At September 30, 2016, the Company had commitments of approximately $165.7 million to fund loan originations, $786.9 million of unused lines of credit and unadvanced loans, and $35.4 million of outstanding letters of credit.

Loan commitments and the unfunded portion of loans at the dates indicated were as follows (in thousands):

	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	December 31, 2014	December 31, 2013
Closed loans with unused available lines
Secured by real estate (one- to four-family)	$123,083	$123,172	$121,956	$105,390	$92,286	$84,040
Secured by real estate (not one- to four-family)	23,279	21,258	25,576	21,857	23,909	30,865
Not secured by real estate - commercial business	80,771	74,498	67,726	63,865	63,381	55,789

Closed construction loans with unused available lines
Secured by real estate (one-to four-family)	13,675	14,594	12,283	14,242	17,564	18,317
Secured by real estate (not one-to four-family)	546,104	500,013	368,718	385,969	356,913	144,893

Loan Commitments not closed
Secured by real estate (one-to four-family)	25,660	30,465	26,793	13,411	12,700	58,558
Secured by real estate (not one-to four-family)	129,603	144,450	211,728	120,817	54,643	31,211
Not secured by real estate - commercial business	10,432	9,177	3,614	—	—	1,589

	$952,607	$917,627	$838,394	$725,551	$621,396	$425,262

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

At September 30, 2016, the Company had these available secured lines and on-balance sheet liquidity:

Federal Home Loan Bank line	$577.4 million
Federal Reserve Bank line	$601.3 million
Cash and cash equivalents	$254.6 million
Unpledged securities	$52.5 million

Statements of Cash Flows. During both the nine months ended September 30, 2016 and 2015, the Company had positive cash flows from operating activities and financing activities.  Cash flows from investing activities were negative for both the nine months ended September 30, 2016 and 2015.

Cash flows from operating activities for the periods covered by the Statements of Cash Flows have been primarily related to changes in accrued and deferred assets, credits and other liabilities, the provision for loan losses, depreciation, impairments of investment securities, gains on sales of investment securities and the amortization of deferred loan origination fees and discounts (premiums) on loans and investments, all of which are non-cash or non-operating adjustments to operating cash flows. Net income adjusted for non-cash and non-operating items and the origination and sale of loans held for sale were the primary source of cash flows from operating activities. Operating activities provided cash flows of $65.8 million and $65.0 million during the nine months ended September 30, 2016 and 2015, respectively.

During the nine months ended September 30, 2016, investing activities used cash of $106.1 million, primarily due to the net increase in loans and purchase of loans for the nine-month period, partially offset by the sale and repayment of investment securities, and due to the Fifth Third Bank transaction.  Investing activities in the 2016 period included cash received of $44.4 million related to business acquisitions and cash paid of $17.8 million related to business divestitures.  During the nine months ended September 30, 2015, investing activities used cash of $131.2 million, primarily due to the net increase in loans and purchase of loans for the nine-month period, partially offset by the repayment of investment securities.

Changes in cash flows from financing activities during the periods covered by the Statements of Cash Flows are due to changes in deposits after interest credited, changes in FHLBank advances and changes in short-term borrowings, as well as dividend payments to stockholders and the exercise of common stock options.  In the 2016 period, financing activities included the issuance of subordinated notes, the proceeds of which totaled $73.5 million.  Financing activities provided cash of $95.6 million and $80.3 million during the nine months ended September 30, 2016 and 2015, respectively. Financing activities in the future are expected to primarily include changes in deposits, changes in FHLBank advances, changes in short-term borrowings and dividend payments to stockholders.

Capital Resources

Management continuously reviews the capital position of the Company and the Bank to ensure compliance with minimum regulatory requirements, as well as to explore ways to increase capital either by retained earnings or other means.

At September 30, 2016, the Company's total stockholders' equity and common stockholders' equity were $422.1 million, or 9.5% of total assets, equivalent to a book value of $30.32 per common share. At December 31, 2015, total stockholders' equity and common stockholders' equity were $398.2 million, or 9.7% of total assets, equivalent to a book value of $28.67 per common share.

At September 30, 2016, the Company's tangible common equity to total assets ratio was 9.2%, compared to 9.6% at December 31, 2015. The Company's tangible common equity to total risk-weighted assets ratio was 10.2% at September 30, 2016, compared to 10.9% at December 31, 2015.

Banks are required to maintain minimum risk-based capital ratios. These ratios compare capital, as defined by the risk-based regulations, to assets adjusted for their relative risk as defined by the regulations. Under current guidelines, which became effective January 1, 2015, banks must have a minimum common equity Tier 1 capital ratio of 4.50% (new requirement), a minimum Tier 1 risk-based capital ratio of 6.00% (increased from 4.00%), a minimum total risk-based capital ratio of 8.00%, and a minimum Tier 1 leverage ratio of 4.00%. To be considered "well capitalized," banks must have a minimum common equity Tier 1 capital ratio of 6.50% (new requirement), a minimum Tier 1 risk-based capital ratio of 8.00% (increased from 6.00%), a minimum total risk-based capital ratio of 10.00%, and a minimum Tier 1 leverage ratio of 5.00%. On September 30, 2016, the Bank's common equity Tier 1 capital ratio was 11.8%, its Tier 1 risk-based capital ratio was 11.8%, its total risk-based capital ratio was 12.7% and its Tier 1 leverage ratio was 10.7%. As a result, as of September 30, 2016, the Bank was well capitalized, with capital ratios in excess of those required to qualify as such.

The FRB has established capital regulations for bank holding companies that generally parallel the capital regulations for banks. On September 30, 2016, the Company's common equity Tier 1 capital ratio was 10.2%, its Tier 1 risk-based capital ratio was 10.8%, its total risk-based capital ratio was 13.6% and its Tier 1 leverage ratio was 9.8%. To be considered well capitalized, a bank holding company must have a Tier 1 risk-based capital ratio of at least 6.00% and a total risk-based capital ratio of at least 10.00%.  As of September 30, 2016, the Company was considered well capitalized, with capital ratios in excess of those requirements.

In addition to the minimum common equity Tier 1 capital ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio, the Company and the Bank will have to maintain a capital conservation buffer consisting of additional common equity Tier 1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses.  The new capital conservation buffer requirement is being phased in beginning on January 1, 2016 when a buffer greater than 0.625% of risk-weighted assets was required, which amount will increase each year until the buffer requirement of greater than 2.5% of risk-weighted assets is fully implemented on January 1, 2019.

For additional information, see "Item 1. Business—Government Supervision and Regulation-Capital" in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

On August 18, 2011, the Company entered into a Small Business Lending Fund-Securities Purchase Agreement ("Purchase Agreement") with the Secretary of the Treasury, pursuant to which the Company sold 57,943 shares of the Company's Senior Non-Cumulative Perpetual Preferred Stock, Series A (the "SBLF Preferred Stock"), to the Secretary of the Treasury for a purchase price of $57,943,000.  The SBLF Preferred Stock was issued pursuant to Treasury's SBLF program, a $30 billion fund established under the Small Business Jobs Act of 2010 that was created to encourage lending to small businesses by providing Tier 1 capital to qualified community banks and holding companies with assets of less than $10 billion.  As required by the SBLF Purchase Agreement, the proceeds from the sale of the SBLF Preferred Stock were used in connection with the redemption of all 58,000 shares of the Company's preferred stock, issued to the Treasury in December 2008 pursuant to Treasury's TARP Capital Purchase Program (the "CPP").  The shares of CPP Preferred Stock were redeemed at their liquidation amount of $1,000 per share plus the accrued but unpaid dividends to the redemption date.

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

Dividends. During the three months ended September 30, 2016, the Company declared a common stock cash dividend of $0.22 per share, or 28% of net income per diluted common share for that three month period, and paid a common stock cash dividend of $0.22 per share (which was declared in June 2016).  During the three months ended September 30, 2015, the Company declared a common stock cash dividend of $0.22 per share, or 28% of net income per diluted common share for that three month period, and paid a common stock cash dividend of $0.22 per share (which was declared in June 2015).  During the nine months ended September 30, 2016, the Company declared common stock cash dividends totaling $0.66 per share, or 28% of net income per diluted common share for that nine month period, and paid common stock cash dividends totaling $0.66 per share. During the nine months ended September 30, 2015, the Company declared common stock cash dividends totaling $0.64 per share, or 26% of net income per diluted common share for that nine month period, and paid common stock cash dividends totaling $0.62 per share. The Board of Directors meets regularly to consider the level and the timing of dividend payments.  The $0.22 per share dividend declared but unpaid as of September 30, 2016, was paid to stockholders in October 2016.  In addition, the Company paid preferred dividends as described below in prior periods.

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

Common Stock Repurchases and Issuances. The Company has been in various buy-back programs since May 1990. Our ability to repurchase common stock was limited, but allowed, under the terms of the SBLF preferred stock as noted above, under "-Dividends" and was previously generally precluded due to our participation in the CPP from December 2008 through August 2011.  During the three and nine month periods ended September 30, 2016 and 2015, respectively, the Company did not repurchase any shares of its common stock.  During the three months ended September 30, 2016, the Company issued 16,523 shares of stock at an average price of $28.33 per share to cover stock option exercises.  During the three months ended September 30, 2015, the Company issued 59,928 shares of stock at an average price of $26.58 per share to cover stock option exercises. During the nine months ended September 30, 2016, the Company issued 33,423 shares of stock at an average price of $28.81 per share to cover stock option exercises.  During the nine months ended September 30, 2015, the Company issued 106,231 shares of stock at an average price of $25.99 per share to cover stock option exercises.

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

The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained despite fluctuations in prevailing interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time. The difference, or the interest rate repricing "gap," provides an indication of the extent to which an institution's interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities repricing during the same period, and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets during the same period. Generally, during a period of rising interest rates, a negative gap within shorter repricing periods would adversely affect net interest income, while a positive gap within shorter repricing periods would result in an increase in net interest income. During a period of falling interest rates, the opposite would be true. As of September 30, 2016, Great Southern's interest rate risk models indicate that, generally, rising interest rates are expected to have a positive impact on the Company's net interest income, while declining interest rates would have a negative impact on net interest income. We model various interest rate scenarios for rising and falling rates, including both parallel and non-parallel shifts in rates. The results of our modeling indicate that net interest income is not likely to be materially affected either positively or negatively in the first twelve months following a rate change, regardless of any changes in interest rates, because our portfolios are relatively well matched in a twelve-month horizon. The effects of interest rate changes, if any, are expected to be more impacting to net interest income in the 12 to 36 months following a rate change.

As discussed under "General-Net Interest Income and Interest Rate Risk Management," at September 30, 2016 and December 31, 2015, there were $349 million and $424 million, respectively, of adjustable rate loans which were tied to a prime rate of interest which had interest rate floors. In previous years, when the market rates of interest began to fall, Great Southern had elected to leave its GSB prime at 5.00% for those loans that are indexed to GSB prime rather than a national prime rate of interest. This current rate for GSB prime loans is 5.25%.  At September 30, 2016 and December 31, 2015, there were $62 million and $114 million, respectively, of loans indexed to GSB prime.  While these interest rate floors and, to a lesser extent, the utilization of the GSB prime rate have helped keep the rate on our loan portfolio higher in this very low interest rate environment, they also reduce the positive effect to our loan rates when market interest rates, specifically the "prime rate," increase. The interest rate on these loans will not increase until the loan floors are reached. Also, a significant portion of our retail certificates of deposit mature in the next twelve months and we expect that they generally will be replaced with new certificates of deposit at similar or slightly higher interest rates to those that are maturing.

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

ITEM 4. CONTROLS AND PROCEDURES

We maintain a system of disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) that is designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate. An evaluation of our disclosure controls and procedures was carried out as of September 30, 2016, under the supervision and with the participation of our principal executive officer, principal financial officer and several other members of our senior management. Our principal executive officer and principal financial officer concluded that, as of September 30, 2016, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the principal executive officer and principal financial officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There were no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) under the Act) that occurred during the quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As indicated below, no shares were purchased during the three months ended September 30, 2016.

	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan(1)

July 1, 2016 – July 31, 2016	—	$—	—	378,562
August 1, 2016 – August 31, 2016	—	—	—	378,562
September 1, 2016 – September 30, 2016	—	—	—	378,562
	—	$—	—

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

Great Southern Bancorp, Inc.
Registrant
Date: November 4, 2016	/s/ Joseph W. Turner
Joseph W. Turner President and Chief Executive Officer (Principal Executive Officer)
Date: November 4, 2016	/s/ Rex A. Copeland
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

None.

(101)

Attached as Exhibit 101 are the following financial statements from the Great Southern Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated statements of financial condition, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows and (v) notes to consolidated financial statements.