Form 10-K
period 2016-12-31
GREAT SOUTHERN BANCORP INC
filed 2017-03-03
CIK 854560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES ACT OF 1934

For the fiscal year ended December 31, 2016

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
The aggregate market value of the common stock of the registrant held by non-affiliates of the Registrant on June 30, 2016, computed by reference to the closing price of such shares on that date, was $392,225,119.  At March 1, 2017, 14,006,625 shares of the Registrant's common stock were outstanding.

SIGNATURES
INDEX TO EXHIBITS

PART I

ITEM 1.  BUSINESS.

THE COMPANY

Great Southern Bancorp, Inc.

Great Southern Bancorp, Inc. ("Bancorp" or "Company") is a bank holding company, a financial holding company and the parent of Great Southern Bank ("Great Southern" or the "Bank"). Bancorp was incorporated under the laws of the State of Delaware in July 1989 as a unitary savings and loan holding company. The Company became a one-bank holding company on June 30, 1998, upon the conversion of Great Southern to a Missouri-chartered trust company. In 2004, Bancorp was re-incorporated under the laws of the State of Maryland.

As a Maryland corporation, the Company is authorized to engage in any activity that is permitted by the Maryland General Corporation Law and is not prohibited by law or regulatory policy. The Company currently conducts its business as a financial holding company. Through the financial holding company structure, it is possible to expand the size and scope of the financial services offered by the Company beyond those offered by the Bank. The financial holding company structure provides the Company with greater flexibility than the Bank has to diversify its business activities, through existing or newly formed subsidiaries, or through acquisitions of or mergers with other financial institutions as well as other companies. At December 31, 2016, Bancorp's consolidated assets were $4.55 billion, consolidated net loans were $3.76 billion, consolidated deposits were $3.68 billion and consolidated total stockholders' equity was $429.8 million. For details about the Company's assets, revenues and profits for each of the last five fiscal years, see Item 6. "Selected Consolidated Financial Data."  The assets of the Company consist primarily of the stock of Great Southern and cash.

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

Great Southern Bank

Great Southern was formed as a Missouri-chartered mutual savings and loan association in 1923, and, in 1989, converted to a Missouri-chartered stock savings and loan association. In 1994, Great Southern changed to a federal savings bank charter and then, on June 30, 1998, changed to a Missouri-chartered trust company (the equivalent of a commercial bank charter). Headquartered in Springfield, Missouri, Great Southern offers a broad range of banking services through its 104 banking centers located in southern and central Missouri; the Kansas City, Missouri area; the St. Louis, Missouri area; eastern Kansas; northwestern Arkansas; eastern Nebraska, the Minneapolis, Minnesota area and eastern, western and central Iowa. At December 31, 2016, the Bank had total assets of $4.55 billion, net loans of $3.76 billion, deposits of $3.71 billion and stockholders' equity of $495.0 million, or 10.9% of total assets. Its deposits are insured by the Deposit Insurance Fund ("DIF") to the maximum levels permitted by the FDIC.

The size and complexity of the Bank's operations increased substantially in 2009 with the completion of two Federal Deposit Insurance Corporation ("FDIC")-assisted transactions, and again in 2011, 2012 and 2014 with the completion of another FDIC-assisted transaction in each of those years.  In 2009, the Bank entered into two separate purchase and assumption agreements (including loss sharing) with the FDIC to assume all of the deposits (excluding brokered deposits) and certain liabilities and acquire certain assets of TeamBank, N.A. and Vantus Bank.  In these two transactions we acquired assets with a fair value of approximately $499.9 million (approximately 18.8% of the Company's total consolidated assets at acquisition) and $294.2 million (approximately 8.8% of the Company's total consolidated assets at acquisition), respectively, and assumed liabilities with a fair value of $610.2 million (approximately 24.9% of the Company's total consolidated assets at acquisition) and $440.0 million (approximately 13.2% of the Company's total consolidated assets at acquisition), respectively.  They also resulted in gains of $43.9 million and $45.9 million, respectively, which were included in Noninterest Income in the Company's Consolidated Statement of Income for the year ended December 31, 2009.  Prior to these acquisitions, the Company operated banking centers in Missouri with loan production offices in Arkansas and Kansas.  These acquisitions added 31 banking centers and expanded our footprint to cover five states – Iowa, Kansas, Missouri, Arkansas and Nebraska.  In 2011, the Bank entered into a purchase and assumption agreement (including loss sharing) with the FDIC to assume all of the deposits and certain liabilities and acquire certain assets of Sun Security Bank, which added locations in southern Missouri and St. Louis.  In this transaction we acquired assets with a fair value of approximately $248.9 million

(approximately 7.3% of the Company's total consolidated assets at acquisition) and assumed liabilities with a fair value of $345.8 million (approximately 10.1% of the Company's total consolidated assets at acquisition).  It also resulted in a gain of $16.5 million which was included in Noninterest Income in the Company's Consolidated Statement of Income for the year ended December 31, 2011. In 2012, the Bank entered into a purchase and assumption agreement (including loss sharing) with the FDIC to assume all of the deposits and certain liabilities and acquire certain assets of Inter Savings Bank, FSB ("InterBank"), which added four locations in the greater Minneapolis, Minnesota area.  In this transaction we acquired assets with a fair value of approximately $364.2 million (approximately 9.4% of the Company's total consolidated assets at acquisition) and assumed liabilities with a fair value of approximately $458.7 million (approximately 11.9% of the Company's total consolidated assets at acquisition).  It also resulted in a gain of $31.3 million which was included in Noninterest Income in the Company's Consolidated Statement of Income for the year ended December 31, 2012.

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

Also in 2014, the Bank entered into a purchase and assumption agreement to acquire certain assets and depository accounts from Neosho, Mo.-based Boulevard Bank ("Boulevard"), which added one location in the Neosho, Mo. market, where the Company already operated.  In this transaction we acquired assets (primarily cash and cash equivalents) with a fair value of approximately $92.5 million (approximately 2.6% of the Company's total consolidated assets at acquisition) and assumed liabilities (all deposits and related accrued interest) with a fair value of approximately $93.3 million (approximately 2.6% of the Company's total consolidated assets at acquisition).  This acquisition resulted in recognition of $790,000 of goodwill.

The Company also opened commercial loan production offices in Dallas, Texas and Tulsa, Oklahoma during 2014.  The primary products offered in these offices are commercial real estate, commercial business and commercial construction loans.

In 2015, the Company announced plans to consolidate operations of 16 banking centers into other nearby Great Southern banking center locations.  As part of an ongoing performance review of its entire banking center network, Great Southern evaluated each location for a number of criteria, including access and availability of services to affected customers, the proximity of other Great Southern banking centers, profitability and transaction volumes, and market dynamics.  Subsequent to this announcement, the Bank entered into separate definitive agreements to sell two of the 16 banking centers, including all of the associated deposits (totaling approximately $20 million), to separate bank purchasers.  One of those sale transactions was completed on February 19, 2016 and the other was completed on March 18, 2016.  The closing of the remaining 14 facilities, which resulted in the transfer of approximately $127 million in deposits and banking center operations to other Great Southern locations, occurred at the close of business on January 8, 2016.

 Also in 2015, the Company announced that it entered into a purchase and assumption agreement to acquire 12 branches and related deposits and loans in the St. Louis, Mo., area from Cincinnati-based Fifth Third Bank. The acquisition was completed at the close of business on January 29, 2016.  The deposits assumed totaled approximately $228 million and had a weighted average rate of approximately 0.28%.  The loans acquired totaled approximately $159 million and had a weighted average yield of approximately 3.92%.

The loss sharing agreements related to the FDIC-assisted transactions in 2009, 2011 and 2012 added to the complexity of our operations by creating the need for new employees and processes to ensure compliance with the loss sharing agreements and the collection of problem assets acquired.  See Note 4 included in Item 8. "Financial Statements and Supplementary Information" for a more detailed discussion of these FDIC-assisted transactions and the loss sharing agreements.  The loss sharing agreements related to the 2009 and 2011 FDIC-assisted transactions were terminated during 2016.  See "Loss Share Agreements" below for additional information regarding the termination of these agreements.

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

Forward-Looking Statements

When used in this Annual Report and in other documents filed or furnished by the Company with the Securities and Exchange Commission (the "SEC"), in the Company's press releases or other public or stockholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "intends" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including, among other things, (i) non-interest expense reductions from Great Southern's banking center consolidations might be less than anticipated and the costs of the consolidation and impairment of the value of the affected premises might be greater than expected; (ii) expected revenues, cost savings, earnings accretion, synergies and other benefits from the Fifth Third Bank branch acquisition and the Company's other merger and acquisition activities might not be realized within the anticipated time frames or at all, and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, might be greater than expected; (iii) changes in economic conditions, either nationally or in the Company's market areas; (iv) fluctuations in interest rates; (v) the risks of lending and investing activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses; (vi) the possibility of other-than-temporary impairments of securities held in the Company's securities portfolio; (vii) the Company's ability to access cost-effective funding; (viii) fluctuations in real estate values and both residential and commercial real estate market conditions; (ix) demand for loans and deposits in the Company's market areas; (x) the ability to adapt successfully to technological changes to meet customers' needs and developments in the marketplace; (xi) the possibility that security measures implemented might not be sufficient to mitigate the risk of a cyber attack or cyber theft, and that such security measures might not protect against systems failures or interruptions; (xii) legislative or regulatory changes that adversely affect the Company's business, including, without limitation, the Dodd-Frank Wall Street Reform and Consumer Protection Act and its implementing regulations, and the overdraft protection regulations and customers' responses thereto; (xiii) changes in accounting principles, policies or guidelines; (xiv) monetary and fiscal policies of the Federal Reserve Board and the U.S. Government and other governmental initiatives affecting the financial services industry; (xv) results of examinations of the Company and the Bank by their regulators, including the possibility that the regulators may, among other things, require the Company to increase its allowance for loan losses or to write-down assets; (xvi) costs and effects of litigation, including settlements and judgments; and (xvii) competition. The Company wishes to advise readers that the factors listed above and other risks described from time to time in documents filed or furnished by the Company with the SEC could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

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

Market Areas

During 2016, the Company decreased its banking center network from 110 to 104 full-service retail offices, serving more than 182,000 households in six states – Missouri, Arkansas, Iowa, Kansas, Minnesota and Nebraska.  The Company regularly evaluates its banking center network and lines of business to ensure that it is serving customers in the best way possible. The banking center network constantly evolves with changes in customer needs and preferences, emerging technology and local market developments. In response to these changes, the Company opens banking centers and invests resources where customer demand leads, and from time to time, consolidates banking centers when market conditions dictate.

In January 2016, the Company completed the acquisition of 12 branches and related deposits and loans from Cincinnati-based Fifth Third Bank in the St. Louis market area. This acquisition ultimately increased Great Southern's St. Louis-area banking center total from eight to 19 offices.

During 2016, the Company consolidated operations of 16 banking centers into other nearby Great Southern offices. Each consolidated office was evaluated on a number of criteria, including access and availability of services to affected customers, the proximity of other Great Southern banking centers, profitability and transaction volumes, and market dynamics. Of these 16 consolidated banking centers, eleven were in Missouri, four in Iowa and one was in Kansas. Nine of these banking centers were acquired as part of various FDIC-assisted acquisitions. In addition, the Company also sold two Missouri banking centers, with associated deposits, to separate buyers in early 2016.

In January 2017, two leased banking centers were replaced by two new owned offices in the Omaha, Neb., metropolitan market area. Both new locations offer better convenience and access to area customers. Great Southern operates four offices in the Omaha market area.

The Company also operates commercial loan production offices in Dallas, Tex., and Tulsa, Okla.  In addition, a new commercial loan production office in Chicago, Ill., is expected to be operating late in the first quarter of 2017.

Great Southern's largest concentration of deposits and loans are in the Springfield, Mo., and St. Louis, Mo., market areas. In the last several years, the Company's deposit and loan portfolios have become more diversified because of its participation in five FDIC-assisted acquisitions and organic growth. The FDIC-assisted acquisitions significantly expanded the Company's geographic footprint, which prior to 2009 was primarily in southwest and central Missouri, by adding operations in Iowa, Kansas, Minnesota and Nebraska. Besides the Springfield and St. Louis market areas, the Company has deposit and loan concentrations in the following market areas: Kansas City, Mo.; Branson, Mo.; Sioux City, Iowa; Des Moines, Iowa; Northwest Arkansas; Omaha, Neb.; Minneapolis, Minn.; and Eastern Iowa in the area known as the "Quad Cities."  Deposits and loans are also generated in banking centers in rural markets in Missouri, Iowa, Kansas and Nebraska.

At December 31, 2016, the Company's total deposits were $3.7 billion. At that date, the Company had deposits in Missouri of $2.7 billion, including the two largest deposit concentrations in Springfield and St. Louis, with $1.4 billion and $512 million, respectively. The Company also had deposits of $551 million in Iowa, $253 million in Minnesota, $167 million in Kansas (excluding the Kansas City metropolitan area), $67 million in Nebraska and $22 million in Arkansas.

At December 31, 2016, the Company's total loan portfolio balance, excluding acquired loans, was $3.5 billion. Geographically, the loan portfolio consists of loans collateralized by property (real estate and other assets) located in the following regions (including loan balance and percentage of total loans):  St. Louis ($677 million, 19%); Springfield ($439 million, 12%); Texas ($310 million, 9%); Iowa/Nebraska/South Dakota ($267 million, 8%); Kansas City ($252 million, 7%); Oklahoma ($211 million, 6%); Northwest Arkansas ($144 million, 4%); Minnesota ($134 million, 3%); Branson ($101 million, 3%); other Missouri regions ($400 million, 12%); other Kansas regions ($95 million, 3%); other Arkansas regions ($88 million, 2%); and other states and regions ($418 million, 12%).

The Company's net book balance of its portfolio of loans covered by FDIC loss sharing agreements was $150 million as of December 31, 2016. The remaining FDIC loss sharing agreements, which were a part of one FDIC-assisted transaction completed in 2012, provide the Company at least 80% protection against losses on the loans in this portfolio.  The FDIC loss sharing agreements are subject to limitations on the types of losses covered and the length of time losses are covered and are conditioned upon the Bank complying with its requirements in the agreements with the FDIC.  These limitations are described in detail in Note 4 of the accompanying audited financial statements (see Item 8 "Financial Statements and Supplementary Information"). In April 2016, Great Southern Bank executed an agreement with the FDIC to terminate the loss sharing agreements for Team Bank, Vantus Bank and Sun Security Bank, which were a part of FDIC-assisted transactions completed in 2009 and 2011.  Geographically, the total loan portfolio covered by FDIC loss sharing agreements at December 31, 2016, consists of loans collateralized by property (real estate and other assets) located in the following regions (including gross loan balance and percentage of total loans): Minneapolis ($139 million, 92%); other Minnesota regions ($6 million, 4%); Wisconsin ($4 million, 3%); and other regions ($1 million, 1%).

The Company's net book balance of its portfolio of loans which were previously covered by FDIC loss sharing agreements, but are no longer covered due to the expiration or termination of the agreements, was $76 million as of December 31, 2016. These loans were acquired as part of the two FDIC-assisted transactions completed in 2009 and the FDIC-assisted transaction completed in 2011.

The Company's net book balance of its portfolio of loans which were acquired in the Valley Bank FDIC-assisted transaction was $84 million as of December 31, 2016. These loans were initially recorded at their fair value on the acquisition date of June 20, 2014.  No loss sharing agreement was included in this transaction.

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

In addition to origination of these loans, the Bank has expanded and enlarged its relationships with smaller banks and other peer banks to purchase participations (at par, generally with no servicing costs) in loans these other banks originate but are unable to retain in their portfolios due to capital or borrower relationship size limitations.  The Bank uses the same underwriting guidelines in evaluating these participations as it does in its direct loan originations. At December 31, 2016, the balance of participation loans purchased and held in the portfolio, excluding those covered by loss sharing agreements, was $232.4 million, or 6.6% of the total loan portfolio. All of these participation loans were performing at December 31, 2016.

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

Another principal lending activity of Great Southern is the origination of commercial real estate, multi-family and commercial construction loans. Since the early 1990s, commercial real estate, multi-family and commercial construction loans have represented the largest percentage of the loan portfolio.  At December 31, 2016, commercial real estate, multi-family and commercial construction loans, excluding loans acquired in FDIC-assisted transactions, accounted for approximately 28%, 15% and 15%, respectively, of the total portfolio.  Of the portfolio of acquired loans, commercial real estate loans (net of fair value discounts) accounted for approximately 1% of the total portfolio at December 31, 2016.

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

The percentage of collateral value Great Southern will loan on real estate and other property varies based on factors including, but not limited to, the type of property and its location and the borrower's credit history. As a general rule, Great Southern will loan up to 95% of the appraised value on one-to four-family residential properties. Typically, private mortgage insurance is required for loan amounts above the 80% level. At December 31, 2016 and 2015, loans secured by second liens on residential properties were $138.1 million, or 3.9%, and $146.1 million, or 4.3%, respectively, of our total loan portfolio.  For commercial real estate and other residential real property loans, Great Southern may loan up to 85% of the appraised value. The origination of loans secured by other property is considered and determined on an individual basis by management with the assistance of any industry guides and other information which may be available.  Collateral values are reappraised or reassessed as loans are renewed or when significant events indicating potential impairment occur.  On a quarterly basis, management reviews impaired loans to determine whether updated appraisals or reassessments are necessary based on loan performance, collateral type and guarantor support.  While not specifically required by our policy, we seek to obtain cross-collateralization of loans to a borrower when it is available and it is most frequently done on commercial loans.

Loan applications are approved at various levels of authority, depending on the type, amount and loan-to-value ratio of the loan. Loan commitments of more than $750,000 (or loans exceeding the Freddie Mac loan limit in the case of fixed-rate, one- to four-family residential loans for resale) must be approved by Great Southern's loan committee. The loan committee is comprised of the Chief

Executive Officer of the Bank, the Chief Credit Officer of the Bank (chairman of the committee), and other senior officers of the Bank involved in lending activities.  All loans, regardless of size or type, are required to conform to certain minimum underwriting standards to assure portfolio quality.  These standards and procedures include, but are not limited to, an analysis of the borrower's financial condition, collateral, repayment ability, verification of liquid assets and credit history as required by loan type.  It has been, and continues to be, our practice to verify information from potential borrowers regarding assets, income or payment ability and credit ratings as applicable and as required by the authority approving the loan.  Underwriting standards also include loan-to-value ratios which vary depending on collateral type, debt service coverage ratios or debt payment to income ratios, where applicable, credit histories, use of guaranties and other recommended terms relating to equity requirements, amortization, and maturity.  Generally, deviations from approved underwriting standards can only be allowed when doing so is not in violation of regulations or statutes and when appropriate lending authority is obtained.  The loan committee reviews all new loan originations in excess of lender approval authorities.  For secured loans originated and held, most lenders have approval authorities of $250,000 or below while fifteen senior lenders have approval authority of varying amounts up to $1 million.  Lender approval authorities are also subject to loans-to-one borrower limits of $500,000 or below for most lenders and of varying amounts up to $3 million for fourteen senior lenders.  These standards, as well as our collateral requirements, have not significantly changed in recent years.

In general, state banking laws restrict loans to a single borrower and related entities to no more than 25% of a bank's unimpaired capital and unimpaired surplus, plus an additional 10% if the loan is collateralized by certain readily marketable collateral. (Real estate is not included in the definition of "readily marketable collateral.")  As computed on the basis of the Bank's unimpaired capital and surplus at December 31, 2016, this limit was approximately $130.2 million. See "Government Supervision and Regulation." At December 31, 2016, the Bank was in compliance with the loans-to-one borrower limit. At December 31, 2016, the Bank's largest relationship for purposes of this limit, which consists of two loans, totaled $62.0 million. This amount represents the total commitment for this relationship at December 31, 2016; the outstanding balance at that date was $39.0 million.  The collateral for the loans consists of a shopping center and an apartment complex.  The apartment complex is currently under construction, so all funds have not been disbursed on this loan.  In addition, we obtained personal guarantees from the principal owner of the borrowing entities for each of these loans.  All loans included in this relationship were current at December 31, 2016.  In addition at December 31, 2016, we had four other loan relationships that each exceeded $40 million and eight other loan relationships that each totaled between $30 million and $40 million.  All loans included in these relationships were current at December 31, 2016.  Our policy does not set a loans-to-one borrower limit that is below the legal limits described; however, we do recognize the need to limit credit risk to any one borrower or group of related borrowers upon consideration of various risk factors.  Extensions of credit to borrowers whose past due loans were charged-off or whose loans are classified as substandard require special lending approval.

Great Southern is permitted under applicable regulations to originate or purchase loans and loan participations secured by real estate located in any part of the United States.  In addition to the market areas where the Company has a presence, the Bank has made or purchased loans, secured primarily by commercial real estate, in other states, primarily Colorado, Florida, Illinois, Michigan, and Wisconsin.  At December 31, 2016, loans in these states comprised less than 1% each, respectively, of the total loan portfolio, except for Illinois, which comprised 2.0% of the total loan portfolio.

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

Legacy Great Southern Loan Portfolio Composition:

	December 31,
	2016		2015		2014		2013		2012
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars In Thousands)
Real Estate Loans:
One- to four- family(1)	$353,709	8.6%	$272,411	7.9%	$245,180	8.3%	$242,281	10.5%	$256,146	12.7%
Other residential	663,378	16.1	419,550	12.1	392,415	13.2	325,599	14.2	267,518	13.2
Commercial(2)	1,211,644	29.4	1,080,836	31.3	986,936	33.3	822,920	35.8	736,139	36.4
Residential construction:
One- to four- family	26,764	0.6	36,430	1.1	49,631	1.7	47,308	2.1	52,249	2.5
Other residential	202,202	4.9	133,718	3.9	59,664	2.0	32,988	1.4	27,556	1.4
Commercial	641,195	15.6	551,115	16.0	404,683	13.7	236,635	10.3	198,145	9.8

Total real estate loans	3,098,892	75.2	2,494,060	72.3	2,138,509	72.2	1,707,731	74.3	1,537,753	76.0

Other Loans:
Consumer loans:
Automobile, boat, etc.	563,086	13.7	513,798	14.9	400,392	13.5	215,778	9.4	164,748	8.1
Home equity and improvement	108,753	2.6	83,966	2.4	66,275	2.2	58,297	2.5	54,317	2.7
Other	1,148	—	926	—	987	0.1	1,184	0.1	1,585	0.1
Total consumer loans	672,987	16.3	598,690	17.3	467,654	15.8	275,259	12.0	220,650	10.9

Other commercial loans	348,955	8.5	357,581	10.4	354,012	12.0	315,269	13.7	264,632	13.1

Total other loans	1,021,942	24.8	956,271	27.7	821,666	27.8	590,528	25.7	485,282	24.0

Total loans	4,120,834	100.0%	3,450,331	100.0%	2,960,175	100.0%	2,298,259	100.0%	2,023,035	100.0%

Less:
Loans in process	585,305		418,702		323,572		194,544		157,574
Deferred fees and discounts	4,869		3,528		3,276		2,994		2,193
Allowance for loan losses	36,775		36,646		36,300		40,116		40,649

Total legacy loans receivable, net	$3,493,885		$2,991,455		$2,597,027		$2,060,605		$1,822,619

(1)	Includes loans held for sale.
(2)
Total commercial real estate loans included industrial revenue bonds of $24.7 million, $37.4 million, $41.1 million, $42.2 million and $43.8 million at December 31, 2016, 2015, 2014, 2013 and 2012, respectively.

Former TeamBank, N.A. Loan Portfolio Composition:

	December 31,
	2016		2015		2014		2013		2012
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars In Thousands)
Real Estate Loans:
Residential
One- to four- family	$7,230	38.4%	$9,696	33.3%	$12,293	28.0%	$15,050	28.1%	$19,610	22.6%
Other residential	919	4.9	992	3.4	1,083	2.5	1,163	2.2	4,520	5.2
Commercial(1)	7,059	37.5	11,872	40.8	21,207	48.3	24,682	46.1	41,471	47.8
Construction	1,706	9.0	3,916	13.4	5,257	12.0	6,996	13.0	12,670	14.7

Total real estate loans	16,914	89.8	26,476	90.9	39,840	90.8	47,891	89.4	78,271	90.3

Other Loans:
Consumer loans:
Home equity and improvement	1,532	8.1	2,138	7.4	3,282	7.5	4,190	7.8	4,989	5.8
Other	18	0.1	37	0.1	64	0.2	73	0.2	159	0.1

Total consumer loans	1,550	8.2	2,175	7.5	3,346	7.7	4,263	8.0	5,148	5.9

Other commercial loans	376	2.0	465	1.6	674	1.5	1,404	2.6	3,243	3.8

Total other loans	1,926	10.2	2,640	9.1	4,020	9.2	5,667	10.6	8,391	9.7

Total loans(2)	18,840	100.0%	29,116	100.0%	43,860	100.0%	53,558	100.0%	86,662	100.0%

Less:
Loans in process	2		2		5		5		5
Allowance for loan losses	108		205		415		—		—
Fair value discounts	1,005		1,454		2,295		3,691		9,042

Total Team Bank, N.A. loans receivable, net	$17,725		$27,455		$41,145		$49,862		$77,615

(1)
Total commercial real estate loans included industrial revenue bonds of $1.5 million, $1.9 million, $2.0 million, $2.1 million and $2.3 million at December 31, 2016, 2015, 2014, 2013 and 2012, respectively.

(2)
Total loans included non-single-family loans which are no longer covered by the FDIC loss sharing agreement of $17.2 million and $28.3 million at December 31, 2015 and 2014, respectively.  At December 31, 2016, none of these acquired loans were covered by an FDIC loss sharing agreement.

Former Vantus Bank Loan Portfolio Composition:
	December 31,
	2016		2015		2014		2013		2012
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars In Thousands)
Real Estate Loans:
Residential
One- to four- family	$7,828	33.0%	$10,245	32.2%	$13,843	32.8%	$18,999	31.7%	$26,160	24.7%
Other residential	1,201	5.1	1,545	4.9	2,535	6.0	6,423	10.7	15,434	14.6
Commercial(1)	6,853	28.9	9,523	29.9	11,865	28.2	15,421	25.7	35,431	33.5
Construction	58	0.2	249	0.8	284	0.7	319	0.5	1,552	1.5

Total real estate loans	15,940	67.2	21,562	67.8	28,527	67.7	41,162	68.6	78,577	74.3

Other Loans:
Consumer loans:
Student loans	—	—	481	1.5	543	1.3	510	0.9	512	0.5
Home equity and improvement	3,841	16.2	4,378	13.7	5,104	12.1	5,845	9.7	7,270	6.9
Other	3,699	15.6	5,112	16.1	7,196	17.1	10,182	17.0	14,434	13.6

Total consumer loans	7,540	31.8	9,971	31.3	12,843	30.5	16,537	27.6	22,216	21.0

Other commercial loans	232	1.0	285	0.9	768	1.8	2,315	3.8	4,967	4.7

Total other loans	7,772	32.8	10,256	32.2	13,611	32.3	18,852	31.4	27,183	25.7

Total loans(2)	23,712	100.0%	31,818	100.0%	42,138	100.0%	60,014	100.0%	105,760	100.0%

Less:
Loans in process	—		—		—		3		1,851
Allowance for loan losses	166		325		398		—		—
Fair value discounts	480		726		1,141		2,091		8,426

Total Vantus Bank loans receivable, net	$23,066		$30,767		$40,599		$57,920		$95,483

(1)
Total commercial real estate loans included industrial revenue bonds of $1.1 million, $1.3 million, $1.6 million, $1.8 million and $2.0 million at December 31, 2016, 2015, 2014, 2013 and 2012, respectively.

(2)
Total loans included non-single-family loans which are no longer covered by the FDIC loss sharing agreement of $17.2 million and $23.2 million at December 31, 2015 and 2014, respectively.  At December 31, 2016, none of these acquired loans were covered by an FDIC loss sharing agreement.

Former Sun Security Bank Loan Portfolio Composition:
	December 31,
	2016		2015		2014		2013		2012
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars In Thousands)
Real Estate Loans:
Residential
One- to four- family	$22,538	67.1%	$27,813	63.4%	$32,529	54.5%	$41,529	52.8%	$55,422	43.5%
Other residential	507	1.5	1,635	3.7	4,972	8.3	5,488	7.0	6,615	5.2
Commercial(1)	9,174	27.3	12,718	29.0	20,216	33.8	27,426	34.9	45,267	35.5
Construction	292	0.9	402	1.0	368	0.6	1,273	1.5	4,471	3.5

Total real estate loans	32,511	96.8	42,568	97.1	58,085	97.2	75,716	96.2	111,775	87.7

Other Loans:
Consumer loans:
Home equity and improvement	278	0.8	344	0.8	364	0.6	425	0.5	1,291	1.0
Other	26	0.1	37	0.1	67	0.1	433	0.6	904	0.7

Total consumer loans	304	0.9	381	0.9	431	0.7	858	1.1	2,195	1.7

Other commercial loans	767	2.3	906	2.0	1,276	2.1	2,124	2.7	13,448	10.6

Total other loans	1,071	3.2	1,287	2.9	1,707	2.8	2,982	3.8	15,643	12.3

Total loans(2)	33,582	100.0%	43,855	100.0%	59,792	100.0%	78,698	100.0%	127,418	100.0%

Less:
Loans in process	3		—		175		174		485
Allowance for loan losses	137		161		918		—		—
Fair value discounts	2,080		3,506		7,451		13,681		35,414

Total Sun Security Bank loans receivable, net	$31,362		$40,188		$51,248		$64,843		$91,519

(1)	Total commercial real estate loans included industrial revenue bonds of $-0-, $-0-, $207,000, $292,000 and $373,000 at December 31, 2016, 2015, 2014, 2013 and 2012, respectively.
(2)	At December 31, 2016, none of these acquired loans were covered by an FDIC loss sharing agreement.

Former InterBank Loan Portfolio Composition:
	December 31,
	2016		2015		2014		2013		2012
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars In Thousands)
Real Estate Loans:
Residential
One- to four- family	$108,410	72.4%	$134,917	69.7%	$157,770	64.4%	$179,574	63.0%	$215,768	60.5%
Other residential	4,128	2.8	8,429	4.4	22,624	9.3	29,517	10.5	45,879	12.9
Commercial(1)	7,204	4.8	14,205	7.3	21,821	8.9	27,530	9.8	33,202	9.3
Construction	538	0.4	598	0.3	745	0.3	612	—	134	—

Total real estate loans	120,280	80.4	158,149	81.7	202,960	82.9	237,233	83.3	294,983	82.7

Other Loans:
Consumer loans:
Home equity and improvement	29,293	19.6	35,415	18.3	41,923	17.1	47,675	16.7	61,752	17.3
Other	26	—	30	—	32	—	4	—	41	—

Total consumer loans	29,319	19.6	35,445	18.3	41,955	17.1	47,679	16.7	61,793	17.3

Other commercial loans	58	—	62	—	64	—	65	—	70	—

Total other loans	29,377	19.6	35,507	18.3	42,019	17.1	47,744	16.7	61,863	17.3

Total loans	149,657	100.0%	193,656	100.0%	244,979	100.0%	284,977	100.0%	356,846	100.0%

Less:
Loans in process	—		2		2		2		2
Allowance for loan losses	71		74		1		—		—
Fair value discounts	15,301		23,346		43,147		71,436		97,612

Total InterBank loans receivable, net	$134,285		$170,234		$201,829		$213,539		$259,232

Former Valley Bank Loan Portfolio Composition:
	December 31,
	2016		2015		2014
	Amount	%	Amount	%	Amount	%
	(Dollars in Thousands)

Real Estate Loans:
Residential
One- to four- family	$23,535	27.9%	$30,646	27.9%	$39,664	27.1%
Other residential	23,850	28.3	25,886	23.6	22,700	15.5
Commercial(1)	26,258	31.2	31,143	28.4	44,170	30.2
Construction	1,914	2.2	5,922	5.4	13,670	9.4

Total real estate loans	75,557	89.6	93,597	85.3	120,204	82.2

Other Loans:
Consumer loans:
Home equity and improvement	744	0.9	1,232	1.1	1,763	1.2
Other	970	1.2	1,362	1.2	1,949	1.3

Total consumer loans	1,714	2.1	2,594	2.3	3,712	2.5

Other commercial loans	7,015	8.3	13,613	12.4	22,378	15.3

Total other loans	8,729	10.4	16,207	14.7	26,090	17.8

Total loans	84,286	100.0%	109,804	100.0%	146,294	100.0%

Less:
Loans in process	3		13		449
Allowance for loan losses	143		738		403
Fair value discounts	8,052		16,355		23,863

Total Valley Bank loans receivable, net	$76,088		$92,698		$121,579

Through December 31, 2016, gross loan balances (due from the borrower) related to TeamBank were reduced approximately $417.3 million since the transaction date because of $284.5 million of principal repayments, $61.7 million of transfers to foreclosed assets and $71.1 million of charge-downs to customer loan balances.  Gross loan balances (due from the borrower) related to Vantus Bank were reduced approximately $307.8 million since the transaction date because of $262.0 million of principal repayments, $16.7 million of transfers to foreclosed assets and $29.1 million of charge-downs to customer loan balances.  Gross loan balances (due from the borrower) related to Sun Security Bank were reduced approximately $200.9 million since the transaction date because of $141.6 million of principal repayments, $28.4 million of transfers to foreclosed assets and $30.9 million of charge-offs to customer loan balances.  Gross loan balances (due from the borrower) related to InterBank were reduced approximately $243.6 million since the transaction date because of $204.0 million of principal repayments, $16.6 million of transfers to foreclosed assets and $23.0 million of charge-offs to customer loan balances.  Gross loan balances (due from the borrower) related to Valley Bank were reduced approximately $108.9 million since the transaction date because of $98.5 million of principal repayments, $3.0 million of transfers to foreclosed assets and $7.4 million of charge-offs to customer loan balances.  Based upon the collectability analyses performed at the time of the acquisitions, we expected certain levels of foreclosures and charge-offs, and actual results through December 31, 2016, related to the TeamBank, Vantus Bank, Sun Security Bank, InterBank and Valley Bank portfolios, have been better than our expectations.  As a result, cash flows expected to be received from the acquired loan pools have increased, resulting in adjustments that were made to the related accretable yield which are discussed in Note 4 of the accompanying audited financial statements, included in Item 8 of this Report.

The following tables show the fixed- and adjustable-rate composition of the Bank's loan portfolio at the dates indicated. Amounts shown for TeamBank, Vantus Bank, Sun Security Bank, InterBank and Valley Bank represent unpaid principal balances, before fair value discounts.  The tables are based on information prepared in accordance with generally accepted accounting principles.

Legacy Great Southern Loan Portfolio Composition by Fixed- and Adjustable-Rates:

	December 31,
	2016		2015		2014		2013		2012
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars In Thousands)
Fixed-Rate Loans:
Real Estate Loans
One- to four- family	$168,813	4.1%	$110,738	3.2%	$102,780	3.5%	$94,566	4.1%	$103,442	5.1%
Other residential	304,387	7.4	257,854	7.5	273,701	9.2	209,008	9.1	146,661	7.2
Commercial	589,354	14.3	522,924	15.2	453,153	15.3	397,618	17.2	330,196	16.3
Residential construction:
One- to four- family	10,950	0.3	16,483	0.5	17,753	0.6	17,270	0.8	18,024	0.9
Other residential	26,487	0.6	21,548	0.6	9,950	0.3	2,162	0.1	7,716	0.4
Commercial construction	530,375	12.9	376,661	10.9	285,623	9.7	156,142	6.8	126,756	6.3

Total real estate loans	1,630,366	39.6	1,306,208	37.9	1,142,960	38.6	876,766	38.1	732,795	36.2
Consumer	553,800	13.4	506,574	14.7	396,412	13.4	215,628	9.4	166,520	8.2
Other commercial	194,431	4.7	195,602	5.6	197,635	6.7	189,899	8.3	131,523	6.5
Total fixed-rate loans	2,378,597	57.7	2,008,384	58.2	1,737,007	58.7	1,282,293	55.8	1,030,838	50.9

Adjustable-Rate Loans:
Real Estate Loans
One- to four- family	184,896	4.5	161,673	4.7	142,400	4.8	147,715	6.4	152,704	7.5
Other residential	358,991	8.7	161,696	4.7	118,714	4.0	116,591	5.1	120,857	6.0
Commercial	622,290	15.1	557,912	16.2	533,783	18.0	425,302	18.5	405,943	20.1
Residential construction:
One- to four- family	15,814	0.4	19,947	0.5	31,878	1.1	30,038	1.3	34,225	1.7
Other residential	175,715	4.3	112,170	3.3	49,714	1.7	30,826	1.3	19,840	1.0
Commercial construction	110,820	2.7	174,454	5.0	119,060	4.0	80,493	3.5	71,389	3.5

Total real estate loans	1,468,526	35.7	1,187,852	34.4	995,549	33.6	830,965	36.1	804,958	39.8
Consumer	119,187	2.9	92,116	2.7	71,242	2.4	59,631	2.6	54,130	2.7
Other commercial	154,524	3.7	161,979	4.7	156,377	5.3	125,370	5.5	133,109	6.6
Total adjustable-rate loans	1,742,237	42.3	1,441,947	41.8	1,223,168	41.3	1,015,966	44.2	992,197	49.1

Total Loans	4,120,834	100.0%	3,450,331	100.0%	2,960,175	100.0%	2,298,259	100.0%	2,023,035	100.0%
Less:
Loans in process	585,305		418,702		323,572		194,544		157,574
Deferred fees and discounts	4,869		3,528		3,276		2,994		2,193
Allowance for loan losses	36,775		36,646		36,300		40,116		40,649

Total legacy loans receivable, net	$3,493,885		$2,991,455		$2,597,027		$2,060,605		$1,822,619

Former TeamBank, N.A. Loan Portfolio Composition by Fixed- and Adjustable-Rates:

	December 31,
	2016		2015		2014		2013		2012
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars In Thousands)
Fixed-Rate Loans:
Real Estate Loans
One- to four- family	$1,385	7.4%	$1,946	6.7%	$2,585	5.9%	$3,596	6.7%	$5,420	6.3%
Other residential	919	4.9	957	3.3	989	2.3	1,012	1.9	3,902	4.5
Commercial	2,092	11.1	3,352	11.5	5,114	11.7	4,854	9.1	17,125	19.8
Construction	245	1.3	413	1.4	413	0.9	1,346	2.5	2,637	3.0

Total real estate loans	4,641	24.7	6,668	22.9	9,101	20.8	10,808	20.2	29,084	33.6
Consumer	18	0.1	28	0.1	41	0.1	73	0.1	159	0.2
Other commercial	189	1.0	200	0.7	264	0.5	668	1.3	1,557	1.8
Total fixed-rate loans	4,848	25.8	6,896	23.7	9,406	21.4	11,549	21.6	30,800	35.6

Adjustable-Rate Loans:
Real Estate Loans
One- to four- family	5,845	31.0	7,750	26.6	9,708	22.1	11,454	21.4	14,189	16.4
Other residential	—	—	35	0.1	94	0.2	151	0.3	618	0.7
Commercial	4,967	26.4	8,520	29.3	16,093	36.6	19,828	37.0	24,346	28.1
Construction	1,461	7.7	3,503	12.0	4,844	11.1	5,650	10.5	10,034	11.5

Total real estate loans	12,273	65.1	19,808	68.0	30,739	70.0	37,083	69.2	49,187	56.7
Consumer	1,532	8.1	2,147	7.4	3,305	7.6	4,190	7.8	4,989	5.8
Other commercial	187	1.0	265	0.9	410	1.0	736	1.4	1,686	1.9
Total adjustable-rate loans	13,992	74.2	22,220	76.3	34,454	78.6	42,009	78.4	55,862	64.4

Total Loans	18,840	100.0%	29,116	100.0%	43,860	100.0%	53,558	100.0%	86,662	100.0%
Less:
Loans in process	2		2		5		5		5
Allowance for loan losses	108		205		415		—		—
Fair value discounts	1,005		1,454		2,295		3,691		9,042

Total loans receivable, net	$17,725		$27,455		$41,145		$49,862		$77,615

Former Vantus Bank Loan Portfolio Composition by Fixed- and Adjustable-Rates:

	December 31,
	2016		2015		2014		2013		2012
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars In Thousands)
Fixed-Rate Loans:
Real Estate Loans
One- to four- family	$2,934	12.4%	$4,272	13.4%	$6,427	15.2%	$9,204	15.3%	$13,111	12.4%
Other residential	533	2.2	571	1.8	1,508	3.6	4,783	8.0	7,542	7.1
Commercial	3,837	16.2	3,027	9.5	3,982	9.4	4,773	8.0	13,136	12.4
Construction	50	0.3	240	0.7	264	0.7	288	0.5	792	0.7

Total real estate loans	7,354	31.1	8,110	25.4	12,181	28.9	19,048	31.8	34,581	32.6
Consumer	3,699	15.6	5,593	17.6	7,739	18.4	10,692	17.8	14,941	14.1
Other commercial	74	0.3	150	0.5	227	0.5	742	1.2	2,097	2.0
Total fixed-rate loans	11,127	47.0	13,853	43.5	20,147	47.8	30,482	50.8	51,619	48.7

Adjustable-Rate Loans:
Real Estate Loans
One- to four- family	4,894	20.6	5,973	18.8	7,416	17.6	9,795	16.3	13,049	12.3
Other residential	668	2.8	974	3.1	1,027	2.4	1,640	2.7	7,892	7.5
Commercial	3,016	12.7	6,496	20.4	7,883	18.8	10,648	17.7	22,295	21.1
Construction	8	—	9	—	20	—	31	0.1	760	0.8

Total real estate loans	8,586	36.1	13,452	42.3	16,346	38.8	22,114	36.8	43,996	41.7
Consumer	3,841	16.2	4,378	13.8	5,104	12.1	5,845	9.7	7,275	6.9
Other commercial	158	0.7	135	0.4	541	1.3	1,573	2.7	2,870	2.7
Total adjustable-rate loans	12,585	53.0	17,965	56.5	21,991	52.2	29,532	49.2	54,141	51.3

Total Loans	23,712	100.0%	31,818	100.0%	42,138	100.0%	60,014	100.0%	105,760	100.0%
Less:
Loans in process	—		—		—		3		1,851
Allowance for loan losses	166		325		398		—		—
Fair value discounts	480		726		1,141		2,091		8,426

Total loans receivable, net	$23,066		$30,767		$40,599		$57,920		$95,483

Former Sun Security Bank Loan Portfolio Composition by Fixed- and Adjustable-Rates:

	December 31,
	2016		2015		2014		2013		2012
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars In Thousands)
Fixed-Rate Loans:
Real Estate Loans
One- to four- family	$17,063	50.8%	$21,200	48.3%	$25,490	42.7%	$33,335	42.4%	$45,667	35.8%
Other residential	507	1.5	710	1.6	1,063	1.8	1,468	1.9	2,491	2.0
Commercial	6,985	20.8	10,118	23.1	16,786	28.1	22,171	28.2	36,759	28.8
Construction	292	0.8	402	0.9	368	0.6	637	0.7	2,714	2.2

Total real estate loans	24,847	74.0	32,430	73.9	43,707	73.2	57,611	73.2	87,631	68.8
Consumer	276	0.9	342	0.8	394	0.7	798	1.0	2,042	1.6
Other commercial	694	2.1	877	2.0	953	1.6	1,781	2.3	7,875	6.2
Total fixed-rate loans	25,817	76.9	33,649	76.7	45,054	75.5	60,190	76.5	97,548	76.6

Adjustable-Rate Loans:
Real Estate Loans
One- to four- family	5,475	16.3	6,613	15.1	7,039	11.8	8,194	10.4	9,755	7.7
Other residential	—	—	925	2.1	3,909	6.5	4,020	5.1	4,124	3.2
Commercial	2,189	6.5	2,600	5.9	3,430	5.7	5,255	6.7	8,508	6.7
Construction	—	—	—	—	—	—	636	0.8	1,757	1.3

Total real estate loans	7,664	22.8	10,138	23.1	14,378	24.0	18,105	23.0	24,144	18.9
Consumer	28	0.1	39	0.1	37	—	60	0.1	153	0.1
Other commercial	73	0.2	29	0.1	323	0.5	343	0.4	5,573	4.4
Total adjustable-rate loans	7,765	23.1	10,206	23.3	14,738	24.5	18,508	23.5	29,870	23.4

Total Loans	33,582	100.0%	43,855	100.0%	59,792	100.0%	78,698	100.0%	127,418	100.0%
Less:
Loans in process	3		—		175		174		485
Allowance for loan losses	137		161		918		—		—
Fair value discounts	2,080		3,506		7,451		13,681		35,414

Total loans receivable, net	$31,362		$40,188		$51,248		$64,843		$91,519

Former InterBank Loan Portfolio Composition by Fixed- and Adjustable-Rates:
	December 31,
	2016		2015		2014		2013		2012
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars In Thousands)
Fixed-Rate Loans:
Real Estate Loans
One- to four- family	$37,752	25.2%	$52,387	27.1%	$65,863	26.9%	$77,181	27.1%	$88,573	24.8%
Other residential	1,588	1.1	2,806	1.4	2,187	0.9	3,059	1.1	4,866	1.4
Commercial	1,848	1.2	1,060	0.5	1,118	0.5	997	0.3	2,049	0.6
Construction	449	0.3	495	0.3	630	0.2	489	0.2	—	—

Total real estate loans	41,637	27.8	56,748	29.3	69,798	28.5	81,726	28.7	95,488	26.8
Consumer loans	168	0.1	158	0.1	596	0.2	846	0.3	673	0.2
Other commercial loans	—	—	—	—	—	—	—	—	4	—
Total fixed-rate loans	41,805	27.9	56,906	29.4	70,394	28.7	82,572	29.0	96,165	27.0

Adjustable-Rate Loans:
Real Estate Loans
One- to four- family	70,658	47.2	82,530	42.6	91,907	37.5	102,393	35.9	127,195	35.6
Other residential	2,540	1.7	5,623	2.9	20,437	8.4	26,458	9.3	41,014	11.5
Commercial	5,356	3.6	13,145	6.8	20,703	8.4	26,533	9.3	31,153	8.8
Construction	89	0.1	103	0.1	115	0.1	123	0.1	133	—

Total real estate loans	78,643	52.6	101,401	52.4	133,162	54.4	155,507	54.6	199,495	55.9
Consumer loans	29,151	19.5	35,287	18.2	41,359	16.9	46,833	16.4	61,120	17.1
Other commercial loans	58	—	62	—	64	—	65	—	66	—
Total adjustable-rate loans	107,852	72.1	136,750	70.6	174,585	71.3	202,405	71.0	260,681	73.0

Total loans	149,657	100.0%	193,656	100.0%	244,979	100.0%	284,977	100.0%	356,846	100.0%

Less:
Loans in process	—		2		2		2		2
Allowance for loan losses	71		74		1		—		—
Fair value discounts	15,301		23,346		43,147		71,436		97,612

Total InterBank loans receivable, net	$134,285		$170,234		$201,829		$213,539		$259,232

Former Valley Bank Loan Portfolio Composition:
	December 31,
	2016		2015		2014
	Amount	%	Amount	%	Amount	%
	(Dollars in Thousands)

Fixed-Rate Loans:
Real Estate Loans:
One- to four- family	$13,604	16.1%	$19,651	17.9%	$28,304	19.3%
Other residential	22,046	26.2	20,507	18.7	18,503	12.6
Commercial	14,281	16.9	14,698	13.4	27,055	18.5
Construction	1,140	1.4	4,308	3.9	11,093	7.8

Total real estate loans	51,071	60.6	59,164	53.9	84,955	58.2
Consumer loans	950	1.1	1,440	1.3	2,024	1.4
Other commercial loans	3,960	4.7	5,772	5.3	10,652	7.3
Total fixed-rate loans	55,981	66.4	66,376	60.5	97,631	66.9

Adjustable-Rate Loans:
Real Estate Loans:
One- to four- family	9,931	11.8	10,995	10.0	11,360	7.8
Other residential	1,804	2.1	5,379	4.9	4,197	2.9
Commercial	11,977	14.2	16,445	15.0	17,115	11.7
Construction	774	1.0	1,614	1.4	2,577	1.6

Total real estate loans	24,486	29.1	34,433	31.3	35,249	24.0
Consumer loans	764	0.9	1,154	1.1	1,688	1.1
Other commercial loans	3,055	3.6	7,841	7.1	11,726	8.0
Total adjustable-rate loans	28,305	33.6	43,428	39.5	48,663	33.1

Total loans	84,286	100.0%	109,804	100.0%	146,294	100.0%

Less:
Loans in process	3		13		449
Allowance for loan losses	143		738		403
Fair value discounts	8,052		16,355		23,863

Total Valley Bank loans receivable, net	$76,088		$92,698		$121,579

The following tables present the contractual maturities of loans at December 31, 2016. Amounts shown for TeamBank, Vantus Bank, Sun Security Bank, InterBank and Valley Bank represent unpaid principal balances, before fair value discounts.  The tables are based on information prepared in accordance with generally accepted accounting principles.

Legacy Great Southern Loan Portfolio Composition by Contractual Maturities:

	Less Than One Year	One to Five Years	After Five Years	Total
	(In Thousands)
Real Estate Loans:
Residential
One- to four- family	$42,134	$81,588	$229,987	$353,709
Other residential	139,635	471,220	52,523	663,378
Commercial	295,839	698,758	217,047	1,211,644
Residential construction:
One- to four- family	16,745	8,224	1,795	26,764
Other residential	8,488	193,045	669	202,202
Commercial construction	526,762	112,944	1,489	641,195
Total real estate loans	1,029,603	1,565,779	503,510	3,098,892
Other Loans:
Consumer loans:
Automobile and other	35,166	332,278	196,790	564,234
Home equity and improvement	9,967	21,969	76,817	108,753
Total consumer loans	45,133	354,247	273,607	672,987
Other commercial loans	158,474	126,194	64,287	348,955
Total other loans	203,607	480,441	337,894	1,021,942
Total loans	$1,233,210	$2,046,220	$841,404	$4,120,834

As of December 31, 2016, loans due after December 31, 2017 with fixed interest rates totaled $1.6 billion and loans due after December 31, 2017 with adjustable rates totaled $1.3 billion.

Former TeamBank N.A. Loan Portfolio Composition by Contractual Maturities:

	Less Than One Year	One to Five Years	After Five Years	Total
	(In Thousands)
Real Estate Loans:
Residential
One- to four- family	$471	$775	$5,984	$7,230
Other residential	—	919	—	919
Commercial	1,396	2,435	3,228	7,059
Construction	1,037	78	591	1,706
Total real estate loans	2,904	4,207	9,803	16,914
Other Loans:
Consumer loans:
Home equity and improvement	576	784	172	1,532
Automobile and other	—	18	—	18
Total consumer loans	576	802	172	1,550
Other commercial loans	225	113	38	376
Total other loans	801	915	210	1,926
Total loans	$3,705	$5,122	$10,013	$18,840

As of December 31, 2016, loans due after December 31, 2017 with fixed interest rates totaled $3.2 million and loans due after December 31, 2017 with adjustable rates totaled $11.9 million.

Former Vantus Bank Loan Portfolio Composition by Contractual Maturities:

	Less Than One Year	One to Five Years	After Five Years	Total
	(In Thousands)
Real Estate Loans:
Residential
One- to four- family	$339	$1,710	$5,779	$7,828
Other residential	—	533	668	1,201
Commercial	195	2,609	4,049	6,853
Construction	8	36	14	58
Total real estate loans	542	4,888	10,510	15,940
Other Loans:
Consumer loans:
Home equity and improvement	10	229	3,602	3,841
Automobile and other	23	933	2,743	3,699
Total consumer loans	33	1,162	6,345	7,540
Other commercial loans	84	75	73	232
Total other loans	117	1,237	6,418	7,772
Total loans	$659	$6,125	$16,928	$23,712

As of December 31, 2016, loans due after December 31, 2017 with fixed interest rates totaled $10.6 million and loans due after December 31, 2017 with adjustable rates totaled $12.5 million.

Former Sun Security Bank Loan Portfolio Composition by Contractual Maturities:

	Less Than One Year	One to Five Years	After Five Years	Total
	(In Thousands)
Real Estate Loans:
Residential
One- to four- family	$3,417	$8,724	$10,397	$22,538
Other residential	163	344	—	507
Commercial	3,118	5,415	641	9,174
Construction	46	177	69	292
Total real estate loans	6,744	14,660	11,107	32,511
Other Loans:
Consumer loans:
Home equity and improvement	236	42	—	278
Automobile and other	19	7	—	26
Total consumer loans	255	49	—	304
Other commercial loans	394	373	—	767
Total other loans	649	422	—	1,071
Total loans	$7,393	$15,082	$11,107	$33,582

As of December 31, 2016, loans due after December 31, 2017 with fixed interest rates totaled $19.2 million and loans due after December 31, 2017 with adjustable rates totaled $7.0 million.

Former InterBank Loan Portfolio Composition by Contractual Maturities:

	Less Than One Year	One to Five Years	After Five Years	Total
	(In Thousands)
Real Estate Loans:
Residential
One- to four- family	$2,393	$21,899	$84,118	$108,410
Other residential	1,947	2,153	28	4,128
Commercial	3,905	3,299	—	7,204
Construction	301	148	89	538
Total real estate loans	8,546	27,499	84,235	120,280
Other Loans:
Consumer loans:
Home equity and improvement	479	17,845	10,969	29,293
Automobile and other	—	—	26	26
Total consumer loans	479	17,845	10,995	29,319
Other commercial loans	—	—	58	58
Total other loans	479	17,845	11,053	29,377
Total loans	$9,025	$45,344	$95,288	$149,657

As of December 31, 2016, loans due after December 31, 2017 with fixed interest rates totaled $39.2 million and loans due after December 31, 2017 with adjustable rates totaled $101.4 million.

Former Valley Bank Loan Portfolio Composition by Contractual Maturities:

	Less Than One Year	One to Five Years	After Five Years	Total
	(In Thousands)
Real Estate Loans:
Residential
One- to four- family	$1,544	$10,794	$11,197	$23,535
Other residential	1,144	13,543	9,163	23,850
Commercial	10,342	14,326	1,590	26,258
Construction	642	1,124	148	1,914
Total real estate loans	13,672	39,787	22,098	75,557
Other Loans:
Consumer loans:
Home equity and improvement	86	74	584	744
Automobile and other	109	313	548	970
Total consumer loans	195	387	1,132	1,714
Other commercial loans	2,818	4,147	50	7,015
Total other loans	3,013	4,534	1,182	8,729
Total loans	$16,685	$44,321	$23,280	$84,286

As of December 31, 2016, loans due after December 31, 2017 with fixed interest rates totaled $46.3 million and loans due after December 31, 2017 with adjustable rates totaled $21.3 million.

At December 31, 2016, $138.1 million, or 3.6%, of total loans were secured by junior lien mortgages and $5.9 million, or 1.6% of residential real estate loans, were interest only residential real estate loans.  At December 31, 2015, $146.1 million, or 4.3%, of total loans were secured by junior lien mortgages and $8.5 million, or 2.9% of residential real estate loans, were interest only residential real estate loans.  While high loan-to-value ratio mortgage loans are occasionally originated and held, they are typically either considered low risk based on analyses performed or are required to have private mortgage insurance.  The Company does not originate or hold option ARM loans or significant amounts of loans with initial teaser rates or subprime loans in its residential real estate portfolio.

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

Residential Real Estate Lending

At December 31, 2016 and 2015, loans secured by residential real estate, excluding that which is under construction and excluding all FDIC-assisted acquired loans, totaled $1.0 billion and $692 million, respectively, and represented approximately 23.1% and 18.1%, respectively, of the Bank's total loan portfolio.  At December 31, 2016 and 2015, covered and non-covered FDIC-assisted acquired loans (net of fair value discounts) secured by residential real estate totaled $184 million and $228 million, respectively, and represented approximately 4.2% and 6.0%, respectively, of the Bank's total loan portfolio.  The Bank's legacy one- to four-family residential real estate loan portfolio increased during 2016, primarily due to loans acquired in the Fifth Third Bank transaction. Overall, mortgage rates remained historically low throughout 2016, consistent with the past few years.  One-to four-family residential real estate loans increased significantly in 2012 with the FDIC-assisted acquisition of InterBank and in 2014 with the FDIC-assisted acquisition of Valley Bank.  Since 2010, other residential real estate (multi-family) loan balances continued to increase as there was less competition to finance these projects by non-bank entities and the Bank has emphasized this type of loan.  The Bank's legacy multi-family residential real estate loan portfolio grew by about 58% and 7% in 2016 and 2015, respectively.  In 2013, the Bank completed a non-FDIC-assisted acquisition of a portfolio of multi-family loans totaling $86 million.

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

The Bank's portfolio of adjustable-rate mortgage loans also includes a number of loans with different adjustment periods, without limitations on periodic rate increases and rate increases over the life of the loans, or which are tied to other short-term market indices. These loans were originated prior to the industry standardization of adjustable-rate loans. Since the adjustable-rate mortgage loans currently held in the Bank's portfolio have not been subject to an interest rate environment which causes them to adjust to the maximum, these loans entail unquantifiable risks resulting from potential increased payment obligations on the borrower as a result of upward repricing. The indices used by Great Southern for these types of loans have not increased significantly in the past three years.  Compared to fixed-rate mortgage loans, these loans are subject to increased risk of delinquency or default if a higher, fully-indexed rate of interest subsequently comes into effect in replacement of a lower rate currently in effect.  From 2008 through 2012, as a result of the significant recession in the economy, including residential real estate, the Bank experienced a significant increase in delinquencies in adjustable-rate mortgage loans. In 2013 through 2016, these delinquencies have trended lower.

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

Commercial Real Estate and Construction Lending

Commercial real estate lending has been a significant part of Great Southern's business activities since the mid-1980s.  Great Southern does commercial real estate lending in order to increase the potential yield on, and the proportion of interest rate sensitive loans in, its portfolio.  At December 31, 2008, commercial real estate loans and commercial construction loans each made up about one fourth of the total loan portfolio.  The economic recession that began in 2008 resulted in reduced activity in the market caused by the downturn in the economy and reduced real estate values. In response, Great Southern began limiting residential and commercial land development lending to reduce the risk in the portfolio and began originating an increased amount of commercial real estate loans.  Since December 31, 2008, the commercial land development construction loan portfolio has decreased significantly and, overall, commercial real estate loans have trended upward.  The increase in commercial real estate loans in 2015 and 2016 indicates some economic improvement with increased investor activity in sales, purchases and refinancing of these types of properties.  Both commercial real estate occupancy and rental rates show improvement in the Bank's market areas.  Excluding FDIC-assisted acquired loans, over the last three years, commercial real estate loans made up approximately 27-29% of the total loan portfolio while commercial construction loans were 15-20%.  Great Southern expects to continue to limit lending on land development loans in 2017 with increases in commercial construction and commercial real estate anticipated as long as the economy continues to improve.  See "Government Supervision and Regulation" below.

At December 31, 2016 and 2015, loans secured by commercial real estate, excluding that which is under construction and excluding all FDIC-assisted acquired loans, totaled $1.2 billion and $1.1 billion, respectively, or approximately 27.5% and 28.3%, respectively, of the Bank's total loan portfolio.  At December 31, 2016 and 2015, covered and non-covered acquired loans (net of fair value discounts) secured by commercial real estate totaled $54 million and $73 million, respectively, and represented approximately 1.2% and 1.9%, respectively, of the Bank's total loan portfolio.  In addition, at December 31, 2016 and 2015, construction loans, excluding all acquired loans, secured by projects under construction and the land on which the projects are located aggregated $870 million and $721 million, respectively, or 19.8% and 19.0%, respectively, of the Bank's total loan portfolio.  At December 31, 2016 and 2015, covered and non-covered acquired construction loans (net of fair value discounts) totaled $3 million and $8 million, respectively, and represented approximately 0.1% and 0.2%, respectively, of the Bank's total loan portfolio.  A majority of the Bank's commercial real estate loans have been originated with adjustable rates of interest, most of which are tied to the national prime rate, or fixed rates of interest with short-term maturities. A large majority of the Bank's commercial real estate loans (both fixed and adjustable) mature in five years or less.  Substantially all of these loans were originated with loan commitments which did not exceed 80% of the appraised value of the properties securing the loans.

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

The Bank's commercial real estate and construction loan portfolios consist of loans with diverse collateral types.  The following table sets forth loans that were secured by certain types of collateral at December 31, 2016, excluding covered and non-covered FDIC-assisted acquired loans.  These collateral types represent the five highest percentage concentrations of commercial real estate and construction loan types in the loan portfolio.

Collateral Type	Loan Balance	Percentage of Total Loan Portfolio	Non-Performing Loans at December 31, 2016
	(Dollars In Thousands)

Retail (Varied Projects)	$417,454	11.9%	$ 1,844
Office Industry	$256,449	7.3%	$ 0
Health Care Facilities	$184,260	5.2%	$ 0
Warehouses	$114,240	3.3%	$ 98
Motels/Hotels	$ 97,625	2.8%	$ 644

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

The Company executes interest rate swaps with certain commercial banking customers to facilitate their respective risk management strategies.  The Company began offering this service during 2011.  Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions.  As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  As of December 31, 2016, the Company had 26 interest rate swaps totaling $110.7 million in notional amount with commercial customers, and 26 interest rate swaps with the same notional amount with third parties related to this program.  As of December 31, 2015, the Company had 28 interest rate swaps totaling $123.0 million in notional amount with commercial customers, and 28 interest rate swaps with the same notional amount with third parties related to this program.  As part of the Valley Bank FDIC-assisted acquisition, the Company acquired seven loans with related interest rate swaps.  Valley's swap program differed from the Company's in that Valley did not have back to back swaps with the customer and a counterparty.  Two of the seven acquired loans with interest rate swaps have paid off.  The notional amount of the five remaining Valley swaps is $3.7 million at December 31, 2016.  During the years ended December 31, 2016 and 2015, the Company recognized net gains and (losses) of $66,000 and $(43,000), respectively, in noninterest income related to changes in the fair value of these swaps.
Other Commercial Lending

At December 31, 2016 and 2015, Great Southern had $348 million and $358 million, respectively, in other commercial loans outstanding, excluding all FDIC-assisted acquired loans, or 7.9% and 9.4%, respectively, of the Bank's total loan portfolio. At December 31, 2016 and 2015, covered and non-covered acquired other commercial loans (net of fair value discounts) totaled $6 million and $10 million, respectively, and represented approximately 0.1% and 0.3%, respectively, of the Bank's total loan portfolio. Great Southern's other commercial lending activities encompass loans with a variety of purposes and security, including loans to finance accounts receivable, inventory and equipment. Great Southern expects to continue to originate loans in this category subject to market conditions and applicable regulatory restrictions. See "Government Supervision and Regulation" below.

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

As part of its commercial lending activities, Great Southern issues letters of credit and receives fees averaging approximately 1% of the amount of the letter of credit per year. At December 31, 2016, Great Southern had 109 letters of credit outstanding in the aggregate amount of $26.4 million. Approximately 22% of the aggregate amount of these letters of credit was secured, including one $1.3 million letter of credit secured by real estate which was issued to enhance the issuance of housing revenue refunding bonds and was current.

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

Great Southern offers a variety of secured consumer loans, including automobile loans, boat loans, home equity loans and loans secured by savings deposits. In addition, Great Southern also offers home improvement loans and unsecured consumer loans. Consumer loans, excluding all FDIC-assisted acquired loans, totaled $673 million and $599 million at December 31, 2016 and 2015, respectively, or 15.3% and 15.7%, respectively, of the Bank's total loan portfolio.  At December 31, 2016 and 2015, covered and non-covered acquired consumer loans (net of fair value discounts) totaled $35 million and $43 million, respectively, and represented approximately 0.8% and 1.1%, respectively, of the Bank's total loan portfolio.

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

Beginning in 1998, the Bank implemented indirect lending relationships, primarily with automobile dealerships.  Through these dealer relationships, the dealer completes the application with the consumer and then submits it to the Bank for credit approval.  While the Bank's initial and ongoing concentrated effort was on automobiles, the program has evolved for use with other tangible products where financing of the product is provided through the seller, including, to a lesser extent, boats and manufactured homes.  At December 31, 2016 and 2015, the Bank had $568 million and $520 million, respectively, of auto, boat, modular home and recreational vehicle loans in its portfolio, including acquired loans totaling $5 million and $7 million, respectively.

Indirect consumer loans increased significantly in 2014 through 2016, primarily due to an increased number of lending relationships with automobile dealerships in our market areas, and were $468.1 and $403.9 million at December 31, 2016 and 2015, respectively.  The total indirect consumer loans at December 31, 2016 was made up of the following types of loans:  $401.4 million of used auto loans, $37.4 million of manufactured home loans, $24.1 million of new auto loans, $4.4 million of new boat loans, and various other loans including loans for RVs, used boats, ATVs and motorcycles.

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

Over the years, a number of banks, both locally and regionally, have sought to diversify the risk in their portfolios. In order to take advantage of this situation, Great Southern purchases participations in commercial real estate, commercial construction and other commercial loans. Great Southern subjects these loans to its normal underwriting standards used for originated loans and rejects any credits that do not meet those guidelines. The originating bank retains the servicing of these loans. Excluding all FDIC-assisted acquired loans, the Bank purchased $50.9 million and $117.7 million of these loans in the fiscal years ended December 31, 2016 and 2015, respectively. Of the total $232.4 million of purchased participation loans outstanding at December 31, 2016, the largest aggregate amount outstanding purchased from one institution was $16.9 million.  This total was comprised of one loan and was secured by an office building in the Kansas City metro area.  This loan was performing at December 31, 2016. At December 31, 2016 and 2015, loans which were covered by loss sharing agreements with the FDIC included purchased and participation loans of $-0- and

$0.4 million, respectively.  At December 31, 2016 and 2015, loans which were previously covered by loss sharing agreements with the FDIC but are no longer covered included purchased and participation loans of $1.2 million and $3.4 million, respectively.  At December 31, 2016 and 2015, acquired non-covered loans included purchased and participation loans of $13.6 million and $12.1 million, respectively.  These amounts represent the undiscounted balance of these loans.

In October 2013, the Bank purchased $86.1 million of multi-family residential loans, which were auctioned by an unrelated FDIC-insured financial institution.  The Bank paid $87.9 million for the loans, which resulted in a 2.125% premium over the principal balances of the portfolio.  This purchased loan portfolio totaled $38.9 million and $51.8 million at December 31, 2016 and 2015, respectively.  There were no loans from this purchased loan portfolio included in non-performing loans at December 31, 2016.

In August 2014, the Bank purchased $20.9 million of commercial real estate loans (primarily retail projects with single tenants), which were auctioned by an unrelated FDIC-insured financial institution.  The Bank paid $21.3 million for the loans, which resulted in a 1.64% premium over the principal balances of the portfolio.  This purchased loan portfolio totaled $17.7 million and $20.1 million at December 31, 2016 and 2015, respectively. There were no loans from this purchased loan portfolio included in non-performing loans at December 31, 2016.

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

The Bank sold one- to four-family whole real estate loans and loan participations in aggregate amounts of $153.0 million, $154.8 million and $152.5 million during fiscal 2016, 2015, and 2014, respectively. Sales of whole real estate loans and participations in real estate loans can be beneficial to the Bank since these sales generally generate income at the time of sale, produce future servicing income on loans where servicing is retained, provide funds for additional lending and other investments, and increase liquidity.

Gains, losses and transfer fees on sales of loans and loan participations are recognized at the time of the sale. When real estate loans and loan participations sold have an average contractual interest rate that differs from the agreed upon yield to the purchaser (less the agreed upon servicing fee), resulting gains or losses are recognized in an amount equal to the present value of the differential over the estimated remaining life of the loans. Any resulting discount or premium is accreted or amortized over the same estimated life using a method approximating the level yield interest method. When real estate loans and loan participations are sold with servicing released, as the Bank primarily does, an additional fee is received for the servicing rights. Net gains and transfer fees on sales of loans for fiscal 2016, 2015 and 2014 were $3.9 million, $3.9 million and $4.1 million, respectively.  These gains were from the sale of fixed-rate residential loans.

The Bank serviced loans owned by others totaling approximately $266.2 million and $237.7 million at December 31, 2016 and 2015, respectively. Of the total loans serviced at December 31, 2016, $168.8 million related to commercial real estate, commercial business and construction loans, portions of which were sold to other parties.  The remaining $97.4 million of loans serviced for others related to one- to four-family real estate loans which the Bank had originated and sold, but retained the obligation to service, or had acquired the servicing through various FDIC-assisted transactions.  The servicing of these loans generated fees (net of amortization of the servicing rights) to the Bank for the years ended December 31, 2016, 2015 and 2014, of $220,000, $241,000 and $253,000, respectively.

In addition to interest earned on loans and loan origination fees, the Bank receives fees for loan commitments, letters of credit, prepayments, modifications, late payments, transfers of loans due to changes of property ownership and other miscellaneous services. The fees vary from time to time, generally depending on the supply of funds and other competitive conditions in the market. Fees from prepayments, commitments, letters of credit and late payments totaled $2.0 million, $2.3 million and $1.6 million for the years ended December 31, 2016, 2015 and 2014, respectively. Loan origination fees, net of related costs, are accounted for in accordance with

FASB ASC 310-20, Receivables – Nonrefundable Fees and Other Costs. Loan fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized in interest income using the level-yield method over the contractual life of the loan. For further discussion of this matter, see Note 1 of the accompanying audited financial statements, included in Item 8 of this Report.

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

The following tables set forth our loans by aging category:

	December 31, 2016
										Total
	30-59 Days		60-89 Days							Loans
	Past Due		Past Due		Over 90 Days		Total Past Due		Current	Receivable
	#	Amount	#	Amount	#	Amount	#	Amount	Amount	Amount
	(Dollars In Thousands)
One- to four-family residential construction	—	$—	—	$—	—	$—	—	$—	$21,737	$21,737
Subdivision construction	—	—	—	—	1	109	1	109	17,077	17,186
Land development	2	413	3	584	2	1,718	7	2,715	47,909	50,624
Commercial construction	—	—	—	—	—	—	—	—	780,614	780,614
Owner occupied one- to four-family residential	23	1,760	8	388	19	1,125	50	3,273	197,067	200,340
Non-owner occupied one- to four-family residential	1	309	2	278	5	404	8	991	135,933	136,924
Commercial real estate	4	1,969	1	1,988	11	4,404	16	8,361	1,178,545	1,186,906
Other residential	3	4,632	—	—	1	162	4	4,794	658,584	663,378
Commercial business	9	1,741	2	24	6	3,088	17	4,853	343,775	348,628
Industrial revenue bonds	—	—	—	—	—	—	—	—	25,065	25,065
Consumer auto	626	8,252	177	2,451	165	1,989	968	12,692	481,541	494,233
Consumer other	66	1,103	38	278	23	649	127	2,030	67,971	70,001
Home equity lines of credit	7	136	4	158	14	433	25	727	108,026	108,753
Acquired FDIC-covered loans, net of discounts	39	4,476	12	1,201	40	8,226	91	13,903	120,453	134,356
Acquired loans no longer covered by FDIC loss sharing agreements, net of discounts	41	1,356	6	552	44	1,401	91	3,309	69,260	72,569
Acquired non-covered loans, net of discounts	10	851	3	173	42	2,854	55	3,878	72,356	76,234
	831	26,998	256	8,075	373	26,562	1,460	61,635	4,325,913	4,387,548
Less FDIC-supported loans and acquired non- covered loans, net of discounts	90	6,683	21	1,926	126	12,481	237	21,090	262,069	283,159

Total	741	$20,315	235	$6,149	247	$14,081	1,223	$40,545	$4,063,844	$4,104,389

	December 31, 2015
										Total
	30-59 Days		60-89 Days							Loans
	Past Due		Past Due		Over 90 Days		Total Past Due		Current	Receivable
	#	Amount	#	Amount	#	Amount	#	Amount	Amount	Amount
	(Dollars In Thousands)
One- to four-family residential construction	5	$649	—	$—	—	$—	5	$649	$22,877	$23,526
Subdivision construction	—	—	—	—	—	—	—	—	38,504	38,504
Land development	3	2,245	1	148	3	139	7	2,532	55,908	58,440
Commercial construction	1	1	—	—	—	—	1	1	600,793	600,794
Owner occupied one- to four-family residential	21	1,217	5	345	9	715	35	2,277	108,000	110,277
Non-owner occupied one- to four-family residential	—	—	—	—	6	345	6	345	149,529	149,874
Commercial real estate	2	1,035	3	471	10	13,488	15	14,994	1,028,480	1,043,474
Other residential	—	—	—	—	—	—	—	—	419,549	419,549
Commercial business	7	1,020	1	9	8	288	16	1,317	356,263	357,580
Industrial revenue bonds	—	—	—	—	—	—	—	—	37,362	37,362
Consumer auto	333	3,351	81	891	72	721	486	4,963	434,932	439,895
Consumer other	57	943	34	236	29	576	120	1,755	73,074	74,829
Home equity lines of credit	6	212	7	123	12	297	25	632	83,334	83,966
Acquired FDIC-covered loans, net of discounts	89	7,936	16	603	82	9,712	187	18,251	217,820	236,071
Acquired loans no longer covered by FDIC loss sharing agreements, net of discounts	7	989	2	39	3	33	12	1,061	32,277	33,338
Acquired non-covered loans, net of discounts	16	1,081	4	638	67	5,914	87	7,633	85,803	93,436
	547	20,679	154	3,503	301	32,228	1,002	56,410	3,744,505	3,800,915
Less FDIC-supported loans and acquired non- covered loans, net of discounts	112	10,006	22	1,280	152	15,659	286	26,945	335,900	362,845

Total	435	$10,673	132	$2,223	149	$16,569	716	$29,465	$3,408,605	$3,438,070

Classified Assets

Federal regulations provide for the classification of loans and other assets such as debt and equity securities considered to be of lesser quality as "substandard," "doubtful" or "loss" assets. The regulations require insured institutions to classify their own assets and to establish prudent specific allocations for losses from assets classified "substandard" or "doubtful." "Substandard" assets include those characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.  Assets classified as "doubtful," have all the weaknesses inherent in those classified as "substandard" with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.  For the portion of assets classified as "loss," an institution is required to either establish specific allowances of 100% of the amount classified or charge such amount off its books. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess a potential weakness (referred to as "special mention" assets), are required to be listed on the Bank's watch list and monitored for further deterioration. In addition, a bank's regulators may require the establishment of a general allowance for losses based on the general quality of the asset portfolio of the bank. Following are the total classified assets at December 31, 2016 and 2015, per the Bank's internal asset classification list, excluding assets acquired through FDIC-assisted transactions which are covered by loss sharing agreements. The allowances for loan losses reflected below are the portions of the Bank's total allowances for loan losses relating to these classified loans.  There were no significant off-balance sheet items classified at December 31, 2016 and 2015.

	December 31, 2016
Asset Category	Special Mention	Substandard	Doubtful	Loss	Total Classified	Allowance for Losses
		(In Thousands)

Investment securities	$—	$—	$—	$—	$—	$—
Loans	—	21,061	—	—	21,061	6,362
Foreclosed assets and repossessions	—	25,249	—	—	25,249	—
Total	$—	$46,310	$—	$—	$46,310	$6,362

	December 31, 2015
Asset Category	Special Mention	Substandard	Doubtful	Loss	Total Classified	Allowance for Losses
		(In Thousands)

Investment securities	$—	$—	$—	$—	$—	$—
Loans	8,400	31,325	—	—	39,725	6,093
Foreclosed assets and repossessions	—	27,391	—	—	27,391	—
Total	$8,400	$58,716	$—	$—	$67,116	$6,093
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

Former TeamBank, Vantus Bank, Sun Security Bank and InterBank non-performing assets, including foreclosed assets, are not included in the totals of non-performing assets below as they are, or were, subject to loss sharing agreements with the FDIC, which substantially cover, or covered, principal losses that may be incurred in these portfolios for the applicable terms under the agreements.  In addition, these assets were initially recorded at their fair value estimated fair values as of their acquisition dates.  Former Valley Bank loans are also excluded from the totals of non-performing assets below, although they are not covered by a loss sharing agreement.  As in the previous FDIC-assisted acquisitions, former Valley Bank loans are accounted for in pools and were recorded at their fair value at the time of the acquisition as of June 20, 2014; therefore, these loan pools are analyzed rather than the individual loans.  The overall performance of the FDIC-covered acquired loan pools has been better than original expectations as of the acquisition dates.  At December 31, 2016, there were no material non-performing assets in these acquired loan portfolios.

	December 31,
	2016		2015		2014		2013		2012
	(In Thousands)

Non-accruing loans:
One- to four-family residential	$1,529		$1,060		$1,155		$3,506		$4,020
One- to four-family construction	109		—		—		—		—
Other residential	162		—		—		—		—
Commercial real estate	4,404	(1)	13,488	(2)	4,512	(3)	6,205	(4)	8,324	(5)
Other commercial	3,088	(6)	288		411		7,231	(7)	6,249	(8)
Commercial construction and land development	1,718		139		255		1,209		2,474
Consumer	3,071		1,594		1,038		1,147		699

Total gross non-accruing loans	14,081		16,569		7,371		19,298		21,766

Loans over 90 days delinquent still accruing interest:
One- to four-family residential	—		—		170		351		237
Commercial real estate	—		—		187		—		—
Other commercial	—		—		—		—		—
Commercial construction and land development	—		—		—		—		—
Consumer	—		—		419		257		475
Total loans over 90 days delinquent still accruing interest	—		—		776		608		712

Other impaired loans	—		—		—		—		—

Total gross non-performing loans	14,081		16,569		8,147		19,906		22,478

Foreclosed assets:
One- to four-family residential	1,217		1,375		3,353		744		1,200
One- to four-family construction	—		—		223		600		627
Other residential	954		2,150		2,625		5,900		7,232
Commercial real estate	3,841		3,608		1,632		3,135		2,738
Commercial construction and land development	17,246		19,149		27,025		30,972		37,716
Other commercial	—		—		59		79		160

Total foreclosed assets	23,258		26,282		34,917		41,430		49,673

Repossessions	1,991		1,109		624		715		471

Total gross non-performing assets	$39,330		$43,960		$43,688		$62,051		$72,622
Total gross non-performing assets as a percentage of average total assets	0.90%		1.08%		1.14%		1.64%		1.81%
________________________
(1)	The largest two relationships in this category were $1.7 million and $1.7 million, respectively, at December 31, 2016.
(2)	The largest two relationships in this category were $6.5 million and $3.7 million, respectively, at December 31, 2015.
(3)	The largest two relationships in this category were $2.0 million and $1.9 million, respectively, at December 31, 2014.
(4)	One relationship was $4.1 million of this total at December 31, 2013.
(5)	One relationship was $3.7 million of this total at December 31, 2012.
(6)	One relationship was $3.0 million of this total at December 31, 2016.
(7)	One relationship was $2.7 million of this total at December 31, 2013.
(8)	One relationship was $2.6 million of this total at December 31, 2012.

See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations – Non-performing Assets" for further information.

Gross impaired loans totaled $34.3 million at December 31, 2016 and $62.2 million at December 31, 2015. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due.  See Note 3 "Loans" of the accompanying audited financial statements included in Item 8 for additional information including further detail of non-accruing loans and impaired loans and details of troubled debt restructurings.  See also Note 16 "Disclosures About Fair Value of Financial Instruments" of the accompanying audited financial statements included in Item 8 for additional information.

For the year ended December 31, 2016, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $1.6 million. No interest income was included on these loans for the year ended December 31, 2016. For the year ended December 31, 2015, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $1.0 million. No interest income was included on these loans for the year ended December 31, 2015. For the year ended December 31, 2014, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $1.1 million. No interest income was included on these loans for the year ended December 31, 2014.

Restructured Troubled Debt

Included in impaired loans at December 31, 2016 and 2015, were loans modified in troubled debt restructurings as follows:

	December 31, 2016
	Restructured	Accruing	Restructured Troubled
	Troubled Debt	Interest	Debt Nonaccruing
	(In Thousands)

Commercial real estate	$7,117	$5,113	$2,004
One- to four-family residential	3,726	3,286	440
Other residential	3,650	3,650	—
Construction	5,014	5,014	—
Commercial	1,311	1,291	20
Consumer	296	198	98
	$21,114	$18,552	$2,562

	December 31, 2015
	Restructured	Accruing	Restructured Troubled
	Troubled Debt	Interest	Debt Nonaccruing
	(In Thousands)

Commercial real estate	$21,304	$15,936	$5,368
One- to four-family residential	3,988	3,456	532
Other residential	9,533	9,533	—
Construction	7,902	7,902	—
Commercial	1,977	1,977	—
Consumer	311	168	143
	$45,015	$38,972	$6,043

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

Senior management reviews these conditions regularly in discussions with our credit officers. To the extent that any of these conditions are evident in a specifically identifiable problem loan or portfolio segment as of the evaluation date, management's estimate of the effect of such condition may be reflected as a specific allowance applicable to such loan or portfolio segment. Where any of these conditions are not evident in a specifically identifiable problem loan or portfolio segment as of the evaluation date, management's evaluation of the loss related to these conditions is reflected in the general allowance associated with our loan portfolio. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem loans or portfolio segments.

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

At December 31, 2016 and 2015, Great Southern had an allowance for losses on loans of $37.4 million and $38.1 million, respectively, of which $6.4 million and $6.1 million, respectively, had been allocated for specific loans.  All loans with specific allowances were considered to be impaired loans. The allowance and the activity within the allowance during 2016, 2015 and 2014 are discussed further in Note 3 "Loans and Allowance for Loan Losses" of the accompanying audited financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 8 and Item 7 of this Report, respectively.

The allocation of the allowance for losses on loans at the dates indicated is summarized as follows.
	December 31,
	2016		2015		2014		2013		2012
	Amount	% of Loans to Total Loans (2)	Amount	% of Loans to Total Loans (2)	Amount	% of Loans to Total Loans (2)	Amount	% of Loans to Total Loans (2)	Amount	% of Loans to Total Loans (2)
	(Dollars In Thousands)
One- to four-family residential and construction	$2,198	9.2%	$4,195	9.4%	$3,361	10.2%	$6,235	13.5%	$6,820	14.7%
Other residential and construction	5,396	16.1	3,122	12.2	2,923	13.3	2,678	14.2	4,327	13.4
Commercial real estate	15,716	28.9	14,444	30.3	18,422	32.1	16,935	35.9	17,433	36.8
Commercial construction	2,244	20.3	2,961	19.2	3,412	15.1	4,464	10.6	3,938	10.7
Other commercial	2,976	9.1	3,977	11.5	3,628	13.4	6,449	13.8	5,092	13.3
Consumer and overdrafts	8,245	16.4	7,947	17.4	4,553	15.9	3,349	12.0	3,022	11.1
Loans covered by loss sharing agreements (1)	70	—	344	—	941	—	6	—	17	—
Acquired loans not covered by loss sharing agreements	555	—	1,159	—	1,195	—	—	—	—	—
Total	$37,400	100.0%	$38,149	100.0%	$38,435	100.0%	$40,116	100.0%	$40,649	100.0%
______________
(1)
Associated with these allowances at December 31, 2016, 2015, 2014, 2013 and 2012, are receivables from the FDIC totaling $56,000, $275,000, $753,000, $5,000 and $14,000, respectively, under the loss sharing agreements which will be collected if the losses are realized.

(2)	Excludes loans covered by loss sharing agreements.

The following table sets forth an analysis of activity in the Bank's allowance for losses on loans showing the details of the activity by types of loans.

	December 31,
	2016	2015	2014	2013	2012
	(Dollars In Thousands)

Balance at beginning of period	$38,149	$38,435	$40,116	$40,649	$41,232
Charge-offs:
One- to four-family residential	229	80	2,251	2,196	3,203
Other residential	16	2	1	3,248	3,579
Commercial real estate	5,653	2,584	2,160	9,836	18,010
Construction	31	329	126	788	18,027
Other commercial	589	1,202	3,286	4,072	3,082
Consumer, overdrafts and other loans	8,751	5,315	4,005	3,312	2,390

Total charge-offs	15,269	9,512	11,829	23,452	48,291

Recoveries:
One- to four-family residential	58	97	496	113	227
Other residential	52	58	37	43	347
Commercial real estate	1,221	302	3,139	2,412	701
Construction	123	405	181	172	882
Other commercial	327	276	105	1,023	307
Consumer, overdrafts and other loans	3,458	2,569	2,039	1,770	1,381

Total recoveries	5,239	3,707	5,997	5,533	3,845

Net charge-offs	10,030	5,805	5,832	17,919	44,446
Provision for losses on loans	9,281	5,519	4,151	17,386	43,863

Balance at end of period	$37,400	$38,149	$38,435	$40,116	$40,649
Ratio of net charge-offs to average loans outstanding	0.29%	0.20%	0.24%	0.91%	2.43%

Investment Activities

Excluding securities issued by the United States Government, or its agencies, there were no investment securities in excess of 10% of the Company's stockholders' equity at December 31, 2016, 2015 and 2014, respectively.  Agencies, for this purpose, primarily include Freddie Mac, Fannie Mae, Ginnie Mae and FHLBank.

As of December 31, 2016 and 2015, the Bank held approximately $247,000 and $353,000, respectively, in principal amount of investment securities which the Bank intends to hold until maturity.  As of such dates, these securities had fair values of approximately $258,000 and $384,000, respectively. In addition, as of December 31, 2016 and 2015, the Company held approximately $213.9 million and $262.9 million, respectively, in principal amount of investment securities which the Company classified as available-for-sale. See Notes 1 and 2 of the accompanying audited financial statements included in Item 8 of this Report.

The amortized cost and fair values of, and gross unrealized gains and losses on, investment securities at the dates indicated are summarized as follows.

	December 31, 2016
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)

AVAILABLE-FOR-SALE SECURITIES:
Mortgage-backed securities	$146,491	$1,045	$1,501	$146,035
States and political subdivisions	64,682	3,163	8	67,837
	$211,173	$4,208	$1,509	$213,872

HELD-TO-MATURITY SECURITIES
States and political subdivisions	$247	$11	$—	$258

	December 31, 2015
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)

AVAILABLE-FOR-SALE SECURITIES:
U.S. government agencies	$20,000	$—	$219	$19,781
Mortgage-backed securities	159,777	2,038	601	161,214
States and political subdivisions	72,951	5,081	1	78,031
Other securities	847	2,983	—	3,830
	$253,575	$10,102	$821	$262,856

HELD-TO-MATURITY SECURITIES
States and political subdivisions	$353	$31	$—	$384

	December 31, 2014
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)

AVAILABLE-FOR-SALE SECURITIES:
U.S. government agencies	$20,000	$—	$486	$19,514
Mortgage-backed securities	254,294	4,325	821	257,798
States and political subdivisions	79,237	5,810	7	85,040
Other securities	847	2,307	—	3,154
	$354,378	$12,442	$1,314	$365,506

HELD-TO-MATURITY SECURITIES
States and political subdivisions	$450	$49	$—	$499

At December 31, 2016, the Company's mortgage-backed securities portfolio consisted of FHLMC securities totaling $57.2 million, FNMA securities totaling $52.1 million and GNMA securities totaling $36.7 million.  At December 31, 2016, $130.6 million of the Company's mortgage-backed securities had variable rates of interest and $15.4 million had fixed rates of interest.

The following tables present the contractual maturities and weighted average tax-equivalent yields of available-for-sale securities at December 31, 2016.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Cost	Tax-Equivalent Amortized Yield	Fair Value
	(Dollars In Thousands)
After one through five years	$633	6.24%	$642
After five through ten years	7,987	5.77%	8,189
After ten years	56,062	5.72%	59,006
Securities not due on a single maturity date	146,491	2.03%	146,035

Total	$211,173	3.16%	$213,872

	One Year or Less	After One Through Five Years	After Five Through Ten Years	After Ten Years	Securities Not Due on a Single Maturity Date	Total

Mortgage-backed securities	$—	$—	$—	$—	$146,035	$146,035
States and political subdivisions	—	642	8,189	59,006	—	67,837

Total	$—	$642	$8,189	$59,006	$146,035	$213,872

The following table presents the contractual maturities and weighted average tax-equivalent yields of held-to-maturity securities at December 31, 2016.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Cost	Tax-Equivalent Amortized Yield	Approximate Fair Value
	(Dollars In Thousands)
After one through five years	$247	7.36%	$258

The following table shows our investments' gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2016, 2015 and 2014, respectively:

	2016
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)

Mortgage-backed securities	$102,296	$(1,501)	$—	$—	$102,296	$(1,501)
States and political
subdivisions	2,164	(8)	—	—	2,164	(8)
	$104,460	$(1,509)	$—	$—	$104,460	$(1,509)

	2015
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)

U.S. government agencies	$19,781	$(219)	$—	$—	$19,781	$(219)
Mortgage-backed securities	45,146	(348)	9,382	(253)	54,528	(601)
States and political
subdivisions	—	—	909	(1)	909	(1)
	$64,927	$(567)	$10,291	$(254)	$75,218	$(821)

	2014
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)

U.S. government agencies	$—	$—	$19,514	$(486)	$19,514	$(486)
Mortgage-backed securities	39,714	(328)	44,561	(493)	84,275	(821)
States and political
subdivisions	—	—	918	(7)	918	(7)
	$39,714	$(328)	$64,993	$(986)	$104,707	$(1,314)

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

The Company's consolidated statements of income as of December 31, 2016, 2015 and 2014, reflect the full impairment (that is, the difference between the security's amortized cost basis and fair value) on debt securities that the Company intends to sell or would more likely than not be required to sell before the expected recovery of the amortized cost basis.  For available-for-sale and held-to-maturity debt securities that management has no intent to sell and believes that it more likely than not will not be required to sell prior to recovery, only the credit loss component of the impairment is recognized in earnings, while the noncredit loss is recognized in accumulated other comprehensive income.  The credit loss component recognized in earnings is identified as the amount of principal cash flows not expected to be received over the remaining term of the security as projected based on cash flow projections.
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

Deposits. The Bank attracts both short-term and long-term deposits from the general public by offering a wide variety of accounts and rates and also purchases brokered deposits from time to time. The Bank offers regular savings accounts, checking accounts, various money market accounts, fixed-interest rate certificates with varying maturities, certificates of deposit in minimum amounts of $100,000 ("Jumbo" accounts), brokered certificates and individual retirement accounts.  In 2014, the Bank increased its deposits through internal growth and the assumption of deposits in an FDIC-assisted transaction and a branch acquisition.  In 2015, the Bank again increased its deposits through internal growth, primarily in interest-bearing demand and savings deposits and non-interest-bearing demand accounts.  Additionally in 2015, the Bank increased its brokered deposits by $110 million.  The deposit growth and cash flows from payments on investment securities were used to fund the Bank's loan growth.  In 2016, the Bank increased its deposits through internal growth and the assumption of deposits in a branch acquisition. Additionally in 2016, the Bank increased its brokered deposits by $40 million.

The following table sets forth the dollar amount of deposits, by interest rate range, in the various types of deposit programs offered by the Bank at the dates indicated.
	December 31,
	2016		2015		2014
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars In Thousands)
Time deposits:
0.00% - 0.99%	$695,738	18.92%	$863,865	26.43%	$798,932	26.71%
1.00% - 1.99%	737,649	20.06	381,956	11.69	227,476	7.61
2.00% - 2.99%	48,777	1.33	39,592	1.21	61,146	2.04
3.00% - 3.99%	1,119	0.03	1,137	0.03	8,065	0.27
4.00% - 4.99%	1,171	0.03	1,304	0.04	1,435	0.05
5.00% and above	272	0.01	293	0.01	420	0.01

Total time deposits	1,484,726	40.38	1,288,147	39.41	1,097,474	36.69
Non-interest-bearing demand deposits	653,288	17.76	571,629	17.49	518,266	17.33
Interest-bearing demand and savings deposits (0.24%-0.19%-0.20%)	1,539,216	41.86	1,408,850	43.10	1,375,100	45.98

Total Deposits	$3,677,230	100.00%	$3,268,626	100.00%	$2,990,840	100.00%

A table showing maturity information for the Bank's time deposits as of December 31, 2016, is presented in Note 8 of the accompanying audited financial statements, which are included in Item 8 of this Report.

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

The following table sets forth the time remaining until maturity of the Bank's time deposits as of December 31, 2016. The table is based on information prepared in accordance with generally accepted accounting principles.

	Maturity
	3 Months Or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
	(In Thousands)

Time deposits:
Less than $100,000	$122,695	$89,269	$149,786	$163,472	$525,222
$100,000 or more	120,649	86,882	152,783	269,732	630,046
Brokered	126,660	107,440	76,264	13,910	324,274
Public funds(1)	689	1,454	2,387	654	5,184

Total	$370,693	$285,045	$381,220	$447,768	$1,484,726
______________ (1) Deposits from governmental and other public entities.

Brokered deposits. Brokered deposits are marketed through national brokerage firms to their customers in $1,000 increments. The Bank maintains only one account for the total deposit amount while the detailed records of owners are maintained by the Depository Trust Company under the name of CEDE & Co. The deposits are transferable just like a stock or bond investment and the customer can open the account with only a phone call or an online request. This provides a large deposit for the Bank at a lower operating cost since the Bank only has one account to maintain versus several accounts with multiple interest and maturity dates. At December 31, 2016 and 2015, the Bank had approximately $324.3 million and $283.7 million in brokered deposits, respectively.

Included in the brokered deposits total at December 31, 2016 and 2015, was $14.0 million and $12.2 million, respectively, in Certificate of Deposit Account Registry Service (CDARS) customer deposit accounts.  CDARS customer deposit accounts are accounts that are just like any other deposit account on the Company's books, except that the account total exceeds the FDIC deposit insurance maximum. When a customer places a large deposit with a CDARS Network bank, that bank uses CDARS to place the funds into deposit accounts issued by other banks in the CDARS Network. This occurs in increments of less than the standard FDIC insurance maximum, so that both principal and interest are eligible for complete FDIC protection. Other Network members do the same thing with their customers' funds.  Also included in the brokered deposits total at December 31, 2016 and 2015, was $147.3 million and $117.8 million, respectively, in CDARS purchased funds accounts.  CDARS purchased funds transactions represent an easy, cost-effective source of funding without collateralization or credit limits for the Company.  Purchased funds transactions help the Company obtain large blocks of funding while providing control over pricing and diversity of wholesale funding options.  Purchased funds transactions are obtained through a bid process that occurs weekly, with varying maturity terms.

Unlike non-brokered deposits where the deposit amount can be withdrawn prior to maturity with a penalty for any reason, including increasing interest rates, a brokered deposit (excluding CDARS) can only be withdrawn in the event of the death, or court declared mental incompetence, of the depositor. This allows the Bank to better manage the maturity of its deposits. Currently, the rates offered by the Bank for brokered deposits are comparable to that offered for retail certificates of deposit of similar size and maturity.  Because the Bank had kept higher levels of liquidity since the economic recession began in 2008, we had gradually reduced the amount of brokered deposits (excluding CDARS) utilized since December 31, 2008.  As loan demand began to increase since 2013, we began to gradually increase our usage of brokered deposits again.

The Company may use interest rate swaps from time to time to manage its interest rate risks from recorded financial liabilities. In the past, the Company entered into interest rate swap agreements with the objective of economically hedging against the effects of changes in the fair value of its liabilities for fixed rate brokered certificates of deposit caused by changes in market interest rates. These interest rate swaps allowed the Company to create funding of varying maturities at a variable rate that in the past has approximated three-month LIBOR.  The Company did not utilize these types of interest rate swaps in 2016, 2015 or 2014.

Borrowings. Great Southern's other sources of funds include advances from the FHLBank, a Qualified Loan Review ("QLR") arrangement with the FRB, customer repurchase agreements and other borrowings.

As a member of the FHLBank, the Bank is required to own capital stock in the FHLBank and is authorized to apply for advances from the FHLBank. Each FHLBank credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLBank may prescribe the acceptable uses for these advances, as well as other risks on availability, limitations on the size of the advances and repayment provisions. At December 31, 2016 and 2015, the Bank's FHLBank advances outstanding were $31.5 million and $263.5 million, respectively.  Additionally, the Bank had outstanding overnight borrowings from the FHLBank of $171.0 million at December 31, 2016. Because they are overnight borrowings, the $171.0 million is included in short-term borrowings in the Company's financial statements. The Bank utilized FHLBank advances from time to time to fund loan growth during 2015 and 2016.

The Federal Reserve Bank of St. Louis ("FRBSL") has a QLR program where the Bank can borrow on a temporary basis using commercial loans pledged to the FRBSL. Under the QLR program, the Bank can borrow any amount up to a calculated collateral value of the commercial loans pledged, for virtually any reason that creates a temporary cash need. Examples of this could be: (1) the need to fund for late outgoing wires or cash letter settlements, (2) the need to disburse one or several loans but the permanent source of funds will not be available for a few days; (3) a temporary spike in interest rates on other funding sources that are being used; or (4) the need to purchase a security for collateral pledging purposes a few days prior to the funds becoming available on an existing security that is maturing. The Bank had commercial loans pledged to the FRBSL at December 31, 2016 that would have allowed approximately $602.0 million to be borrowed under the above arrangement.  There were no outstanding borrowings from the FRBSL at December 31, 2016 or 2015 and the facility was not used during 2016 or 2015.

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
In November 2006, Great Southern Capital Trust II ("Trust II"), a statutory trust formed by the Company for the purpose of issuing the securities, issued $25.0 million aggregate liquidation amount of floating rate cumulative trust preferred securities. The Trust II securities bear a floating distribution rate equal to 90-day LIBOR plus 1.60%. The Trust II securities were redeemable at the Company's option beginning in February 2012, and if not sooner redeemed, mature on February 1, 2037. The Trust II securities were sold in a private transaction exempt from registration under the Securities Act of 1933, as amended. The gross proceeds of the offering were used to purchase Junior Subordinated Debentures from the Company totaling $25.8 million and bearing an interest rate identical to the distribution rate on the Trust II securities. The initial interest rate on the Trust II debentures was 6.98%. The interest rate was 2.49% and 1.93% at December 31, 2016 and 2015, respectively.

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
In 2013, the Company entered into two interest rate cap agreements for a portion of its Junior Subordinated Debentures associated with its trust preferred securities.  Under the agreements, with notional amounts of $25.0 million and $5.0 million, respectively, the Company will pay interest on its Junior Subordinated Debentures in accordance with the original terms at a floating rate based on LIBOR.  Should interest rise above a certain threshold, the counterparty will reimburse the Company for interest paid such that the Company will have an effective interest rate on the portion of its Junior Subordinated Debentures no higher than 2.37% for the first agreement and no higher than 2.17% on the second agreement.  The effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.  The fair value of the interest rate caps at December 31, 2016 and 2015 was $40,000 and $128,000, respectively.  The $5.0 million notional interest rate cap agreement was terminated when the Company purchased the related trust preferred securities in July 2015.
On August 8, 2016, the Company completed the public offering and sale of $75.0 million of its subordinated notes.  The notes are due August 15, 2026, and have a fixed interest rate of 5.25% until August 15, 2021, at which time the rate becomes floating at a rate equal to three-month LIBOR plus 4.087%.  The Company may call the notes at par beginning on August 15, 2021, and on any scheduled interest payment date thereafter.  The notes were sold at par, resulting in net proceeds, after underwriting discounts and commissions, legal, accounting and other professional fees, of approximately $73.5 million.  Total debt issuance costs, totaling approximately $1.5 million, were deferred and are being amortized over the expected life of the notes, which is 10 years.  Amortization of the debt issuance costs during the year ended December 31, 2016 totaled $64,000, and is included in interest expense on subordinated notes in the consolidated statements of income, resulting in an imputed interest rate of 5.47%
The following table sets forth the maximum month-end balances, average daily balances and weighted average interest rates of FHLBank advances during the periods indicated.

	Year Ended December 31,
	2016	2015	2014
	(Dollars In Thousands)

FHLBank Advances:
Maximum balance	$292,538	$263,546	$281,649
Average balance	68,325	175,873	171,997
Weighted average interest rate	1.78%	0.97%	1.69%

The following table sets forth certain information as to the Company's FHLBank advances at the dates indicated.

	December 31,
	2016	2015	2014
	(Dollars In Thousands)

FHLBank advances	$31,452	$263,546	$271,641

Weighted average interest rate of FHLBank advances	3.30%	0.76%	0.75%

The following tables set forth the maximum month-end balances, average daily balances and weighted average interest rates of other borrowings during the periods indicated.

	Year Ended December 31, 2016
	Maximum Balance	Average Balance	Weighted Average Interest Rate
	(Dollars In Thousands)
Other Borrowings:
Securities sold under reverse repurchase agreements	$139,044	$123,002	0.04%
Overnight borrowings -- FHLBank	400,200	203,575	0.54
Other	1,323	1,081	—

Total		$327,658	0.35%
Total maximum month-end balance	523,078

	Year Ended December 31, 2015
	Maximum Balance	Average Balance	Weighted Average Interest Rate
	(Dollars In Thousands)
Other Borrowings:
Securities sold under reverse repurchase agreements	$218,191	$185,852	0.03%
Overnight borrowings -- FHLBank	25,000	4,885	0.30
Other	1,418	1,318	—

Total		$192,055	0.03%
Total maximum month-end balance	219,504

	Year Ended December 31, 2014
	Maximum Balance	Average Balance	Weighted Average Interest Rate
	(Dollars In Thousands)
Other Borrowings:
Securities sold under reverse repurchase agreements	$187,673	$161,141	0.03%
Overnight borrowings -- FHLBank	41,000	2,869	0.30
Other	1,451	1,197	—

Total		$165,207	0.03%
Total maximum month-end balance	211,444

The following tables set forth year-end balances and weighted average interest rates of the Company's other borrowings at the dates indicated.

	December 31,
	2016		2015		2014
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
	(Dollars In Thousands)
Other borrowings:
Securities sold under reverse repurchase agreements	$113,700	0.04%	$116,182	0.04%	$168,993	0.03%
Overnight borrowings -- FHLBank	171,000	0.53	—	—	41,000	0.26
Other	1,323	—	1,295	—	1,451	—

Total	$286,023	0.33%	$117,477	0.04%	$211,444	0.08%

The following table sets forth the maximum month-end balances, average daily balances and weighted average interest rates of structured repurchase agreements during the periods indicated.

	Year Ended December 31,
	2016		2015		2014
	(Dollars In Thousands)
Structured repurchase agreements:
Maximum balance	$—		$—		$50,000
Average balance	—		—		23,699
Weighted average interest rate	N/A	%	N/A	%	4.40%

There were no outstanding structured repurchase agreements at December 31, 2016, 2015 and 2014, respectively.

The following table sets forth the maximum month-end balances, average daily balances and weighted average interest rates (including cost of related interest rate caps) of subordinated debentures issued to capital trusts during the periods indicated.

	Year Ended December 31,
	2016	2015	2014
	(Dollars In Thousands)
Subordinated debentures:
Maximum balance	$25,774	$30,929	$30,929
Average balance	25,774	28,754	30,929
Weighted average interest rate	3.12%	2.48%	1.83%

The following table sets forth certain information as to the Company's subordinated debentures issued to capital trusts at the dates indicated.

	December 31,
	2016	2015	2014
	(Dollars In Thousands)

Subordinated debentures	$25,774	$25,774	$30,929
Weighted average interest rate of subordinated debentures	2.49%	1.93%	1.80%

The following table sets forth the maximum month-end balances, average daily balances and weighted average interest rates of subordinated notes during the periods indicated.

	Year Ended December 31,
	2016	2015	2014
	(Dollars In Thousands)
Subordinated notes:
Maximum balance	$73,537	$—	$—
Average balance	28,526	—	—
Weighted average interest rate	5.53%	—%	—%

The following table sets forth certain information as to the Company's subordinated notes at the dates indicated.

	December 31,
	2016	2015	2014
	(Dollars In Thousands)

Subordinated notes	$73,537	$—	$—
Weighted average interest rate of subordinated debentures	5.45%	—%	—%

Subsidiaries

Great Southern. As a Missouri-chartered trust company, Great Southern may invest up to 3%, which was equal to $136.5 million at December 31, 2016, of its assets in service corporations.  At December 31, 2016, the Bank's total investment in Great Southern Real Estate Development Corporation ("Real Estate Development") was $2.7 million. Real Estate Development was incorporated and organized in 2003 under the laws of the State of Missouri.  At December 31, 2016, the Bank's total investment in Great Southern Financial Corporation ("GSFC") was $6.2 million. GSFC is incorporated under the laws of the State of Missouri, and has not had any business activity since November 30, 2012, when it sold Great Southern Insurance and Great Southern Travel.  At December 31, 2016, the Bank's total investment in Great Southern Community Development Company, L.L.C. ("CDC") and its subsidiary Great Southern CDE, L.L.C. ("CDE") was $706,000. CDC and CDE were formed in 2010 under the laws of the State of Missouri. At December 31, 2016, the Bank's total investment in GS, L.L.C. ("GSLLC") was $36.4 million. GSLLC was formed in 2005 under the laws of the State of Missouri.  At December 31, 2016, the Bank's total investment in GSSC, L.L.C. ("GSSCLLC") was $20.8 million. GSSCLLC was formed in 2009 under the laws of the State of Missouri.  At December 31, 2016, the Bank's total investment in GSRE Holding, L.L.C. ("GSRE Holding") was $1.5 million.  GSRE Holding was formed in 2009 under the laws of the State of Missouri.  At December 31, 2016, the Bank's total investment in GSRE Holding II, L.L.C. ("GSRE Holding II") was $-0-.  GSRE Holding II was formed in 2009 under the laws of the State of Missouri.  At December 31, 2016, the Bank's total investment in GSRE Holding III, L.L.C. ("GSRE Holding III") was $-0-.  GSRE Holding III was formed in 2012 under the laws of the State of Missouri.  At December 31, 2016, the Bank's total investment in GSTC Investments, L.L.C. ("GSTCLLC") was $-0-. GSTCLLC was formed in 2016 under the laws of the State of Missouri.  These subsidiaries are primarily engaged in the activities described below.  In addition, Great Southern has four other subsidiary companies that are not considered service corporations, GSB One, L.L.C., GSB Two, L.L.C., VFP Conclusion Holding, L.L.C. and VFP Conclusion Holding II, L.L.C.  These companies are also described below.

Great Southern Real Estate Development Corporation. Generally, the purpose of Real Estate Development is to hold real estate assets which have been obtained through foreclosure by the Bank and which require ongoing operation of a business or completion of construction. During 2016, Real Estate Development held real estate assets related to one foreclosed property which the Company obtained and sold during the year.  In 2015, Real Estate Development did not hold any significant real estate assets. Real Estate Development had net losses of $(674,000) and $(47) in the years ended December 31, 2016 and 2015, respectively.

Great Southern Community Development Company, L.L.C. and Great Southern CDE, L.L.C. Generally, the purpose of CDC is to invest in community development projects that have a public benefit, and are permissible under Missouri and Kansas law.  These include such activities as investing in real estate and investing in other community development entities.  It also serves as parent to subsidiary CDE which invests in limited liability entities for the purpose of acquiring federal tax credits to be utilized by Great Southern.  CDC had consolidated net losses of $(245,000) and $(247,000) in the years ended December 31, 2016 and 2015, respectively.

GS, L.L.C. GSLLC was organized in 2005.  GSLLC is a limited liability company that invests in multiple limited liability entities for the purpose of acquiring state and federal tax credits which are utilized by Great Southern.  GSLLC had net losses of $(1.1 million)

and $(1.1 million) in the years ended December 31, 2016 and 2015, respectively, which primarily resulted from the cost to acquire tax credits.  These losses were offset by the tax credits utilized by Great Southern.

GSSC, L.L.C. GSSCLLC was organized in 2009.  GSSCLLC is a limited liability company that invests in multiple limited liability entities for the purpose of acquiring state tax credits which are utilized by Great Southern or sold to third parties.  GSSCLLC had net income of $124,000 and $298,000 in the years ended December 31, 2016 and 2015, respectively.

GSRE Holding, L.L.C. Generally, the purpose of GSRE Holding is to hold real estate assets which have been obtained through foreclosure by the Bank and which require ongoing operation of a business or completion of construction.  At December 31, 2016, GSRE Holding held only cash of $1.5 million.  GSRE Holding had net losses of $(2,000) in each of the years ended December 31, 2016 and 2015.

GSRE Holding II, L.L.C. Generally, the purpose of GSRE Holding II is to hold real estate assets which have been obtained through foreclosure by the Bank and which require ongoing operation of a business or completion of construction. In 2016 and 2015, GSRE Holding II did not hold any significant real estate assets. GSRE Holding II had net income of $-0- in each of the years ended December 31, 2016 and 2015.

GSRE Holding III, L.L.C. Generally, the purpose of GSRE Holding III is to hold real estate assets which have been obtained through foreclosure by the Bank and which require ongoing operation of a business or completion of construction. In 2016 and 2015, GSRE Holding III did not hold any significant real estate assets. GSRE Holding III had net income of $-0- in each of the years ended December 31, 2016 and 2015.

GSTC Investments, L.L.C. GSTCLLC was organized in 2016.  GSTCLLC is a limited liability company that invests in multiple limited liability entities for the purpose of acquiring state and federal tax credits which are utilized by Great Southern.  GSTCLLC had net income of -0- in the year ended December 31, 2016.

GSB One, L.L.C. At December 31, 2016, the Bank's total investment in GSB One, L.L.C. ("GSB One") and GSB Two, L.L.C. ("GSB Two") was $1.10 billion.  The capital contribution was made by transferring participations in loans to GSB Two.  GSB One is a Missouri limited liability company that was formed in March of 1998.  Currently the only activity of this company is the ownership of GSB Two.

GSB Two, L.L.C. This is a Missouri limited liability company that was formed in March of 1998.  GSB Two is a real estate investment trust ("REIT"). It holds participations in real estate mortgages from the Bank.  The Bank continues to service the loans in return for a management and servicing fee from GSB Two.  GSB Two had net income of $57.7 million and $56.0 million in the years ended December 31, 2016 and 2015, respectively.

VFP Conclusion Holding, L.L.C. VFP Conclusion Holding, L.L.C. ("VFP") is a Missouri limited liability company that was formed in August of 2011.  Generally, the purpose of VFP is to hold real estate assets which have been obtained through foreclosure by the Bank.  The real estate assets obtained through foreclosure were formerly collateral for a participation loan sold by the Bank.  The Bank has a 50 percent interest in VFP and at December 31, 2016 its investment totaled $4.2 million.  Two other entities also have interests in VFP as a result of their participation in the loan sold by the Bank.  VFP had net income of $6,000 and $9,000 in the years ended December 31, 2016 and 2015, respectively.

VFP Conclusion Holding II, L.L.C. VFP Conclusion Holding II, L.L.C. ("VFP II") is a Missouri limited liability company that was formed in September of 2012.  Generally, the purpose of VFP II is to hold real estate assets which have been obtained through foreclosure by the Bank.  The real estate assets obtained through foreclosure were formerly collateral for a participation loan sold by the Bank.  The Bank has a 50 percent interest in VFP II and at December 31, 2016 its investment totaled $2.2 million.  One other entity also has an interest in VFP II as a result of its participation in the loan sold by the Bank.  VFP II had net income of $3,000 and $4,000 for the years ended December 31, 2016 and 2015, respectively.

Competition

The banking industry in the Company's market areas is highly competitive.  In addition to competing with other commercial and savings banks, the Company competes with credit unions, finance companies, leasing companies, mortgage companies, insurance companies, brokerage and investment banking firms and many other financial service firms.  Competition is based on a number of factors including, among others, customer service, quality and range of products and services offered, price, reputation, interest rates on loans and deposits, lending limits and customer convenience.  Our ability to continue to compete effectively also depends in large part on our ability to attract new employees and retain and motivate our existing employees, while managing compensation and other costs.

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

The Company encounters strong competition in attracting deposits throughout its six-state retail footprint.  The Company attracts a significant amount of deposits through its branch offices primarily from the communities in which those branch offices are located.  Of our total 104 branch offices at the end of 2016, 71.5% of our deposit franchise dollars were located in Missouri, where our total market share at June 30, 2016, was 1.4%, or ninth in the state (based on FDIC market share deposits). The financial institutions with the top three market share positions in Missouri at June 30, 2016, were U.S. Bank, Bank of America and Scottrade Bank, which had a combined market share of 28.6%.  We also have branch offices in the states of Iowa, Minnesota, Kansas, Nebraska and Arkansas which make up 15.3%, 6.8%, 4.5%, 1.3%, and 0.6% of our total franchise respectively (based on our total deposits as of December 31, 2016).  The Company's market share in its primary metropolitan statistical areas was as follows at June 30, 2016:

Metropolitan Statistical Area	Number of Branch Offices	Percentage of Total Market Share	Rank	Institution with Leading Market Share Position
Springfield, MO	19	13.5%	2	Commerce Bank
Sioux City, IA-NE-SD	6	5.4%	4	Security National Bank of Sioux City
Davenport/Moline/Rock Island, IA-IL	5	1.2%	19	Wells Fargo Bank
Des Moines/West Des Moines, IA	4	0.5%	31	Wells Fargo Bank
St. Louis, MO-IL	19	0.5%	26	Scottrade Bank
Kansas City, MO-KS	10	0.4%	36	UMB Bank
Omaha/ Council Bluffs, NE-IA	4	0.2%	45	First National Bank of Omaha
Fayetteville/Springdale/Rogers, AR-MO	2	0.2%	32	Arvest Bank
Minneapolis/St. Paul/Bloomington, MN-WI	4	0.1%	30	Wells Fargo Bank

Our most direct competition for deposits has historically come from other commercial banks, savings institutions and credit unions located in our market areas.  The Bank competes for these deposits by offering a variety of deposit accounts at competitive rates, convenient business hours, and convenient branch, online, mobile and ATM services. In addition, some competitors located outside of our market areas conduct business primarily over the Internet, which may enable them to realize certain savings and offer certain deposit products and services at lower rates and with greater convenience to certain customers.  Our ability to attract and retain customer deposits depends on our ability to generally provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities.

Competition in originating real estate loans comes primarily from other commercial banks, savings institutions and mortgage bankers making loans secured by real estate located in the Bank's market area.  The specific institutions are similar to those discussed above in regards to deposit market share.  Commercial banks and finance companies provide vigorous competition in commercial and consumer lending.  The Bank competes for real estate and other loans principally on the basis of the interest rates and loan fees it charges, the types of loans it originates, the quality of services it provides to borrowers and the locations of our branch office network and loan production offices.

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

Employees

At December 31, 2016, the Bank and its affiliates had a total of 1,263 employees, including 324 part-time employees.  None of the Bank's employees are represented by any collective bargaining agreement.  Management considers its employee relations to be good.

Government Supervision and Regulation

General

The Company and its subsidiaries are subject to supervision and examination by applicable federal and state banking agencies.  The earnings of the Company's subsidiaries, and therefore the earnings of the Company, are affected by general economic conditions, management policies, federal and state legislation, and actions of various regulatory authorities, including the Board of Governors of the Federal Reserve System, often referred to as the Federal Reserve Board (the "FRB"), the Federal Deposit Insurance Corporation (the "FDIC") and  the Missouri Division of Finance (the "MDF").  The following is a brief summary of certain aspects of the regulation of the Company and the Bank and does not purport to fully discuss such regulation.  Such regulation is intended primarily for the protection of depositors and the Deposit Insurance Fund, and not for the protection of stockholders.

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

Many aspects of the Dodd-Frank Act are subject to rulemaking and take effect over a number of years, making it difficult to anticipate the overall financial impact on the Company and the financial services industry more generally. Provisions in the legislation that affect deposit insurance assessments, and payment of interest on demand deposits could increase the costs associated with deposits. Revisions to the capital requirements of the Company and the Bank could require the Company and the Bank to seek additional sources of capital in the future. See "New Capital Rules" below.

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

Volcker Rule

The federal banking agencies have adopted regulations to implement the provisions of the Dodd-Frank Act known as the Volcker Rule.  Under the regulations, FDIC-insured depository institutions, their holding companies, subsidiaries and affiliates are generally prohibited, subject to certain exemptions, from proprietary trading of securities and other financial instruments and from acquiring or retaining an ownership interest in a "covered fund."

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

A number of changes in what constitutes regulatory capital compared to the rules in effect prior to January 1, 2015 are subject to transition periods.  These changes include the phasing-out of certain instruments as qualifying capital.  Mortgage servicing and deferred tax assets over designated percentages of CET1 are deducted from capital.  In addition, Tier 1 capital includes AOCI, which includes all unrealized gains and losses on available for sale debt and equity securities.  However, because of our asset size, we were eligible for the one-time option of permanently opting out of the inclusion of unrealized gains and losses on available for sale debt and equity securities in our capital calculations.  We elected this option.

For purposes of determining risk-based capital, assets and certain off-balance sheet items are risk-weighted from 0% to 1,250%, depending on the risk characteristics of the asset or item. The new regulations make certain changes in the risk-weighting of assets to better reflect credit risk and other risk exposure compared to the earlier capital rules. These include a 150% risk weight for certain high volatility commercial real estate acquisition, development and construction loans and for non-residential mortgage loans that are 90 days past due or otherwise in nonaccrual status; a 20% credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable; and a 250% risk weight for mortgage servicing and deferred tax assets that are not deducted from capital.

In addition to the minimum CET1, Tier 1 and total capital ratios, the Company and the Bank must maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses.  The new capital conservation buffer requirement began to be phased in on January 1, 2016, when a buffer greater than 0.625% of risk-weighted assets was required, which amount increases each year until the buffer requirement is fully implemented on January 1, 2019.

Under the FDIC's prompt corrective action standards, in order to be considered well-capitalized, the Bank must have a ratio of CET1 capital to risk-weighted assets of 6.5%, a ratio of Tier 1 capital to risk-weighted assets of 8%, a ratio of total capital to risk-weighted assets of 10%, and a leverage ratio of 5%; and must not be subject to any written agreement, order, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure.  In order to be considered adequately capitalized, an institution must have the minimum capital ratios described above.  As of December 15, 2016, the Bank was "well-capitalized." An institution that is not well-capitalized is subject to certain restrictions on brokered deposits and interest rates on deposits.

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

To be considered "well capitalized," a bank holding company must have, on a consolidated basis, a total risk-based capital ratio of 10.0% or greater and a Tier 1 risk-based capital ratio of 6.0% or greater and must not be subject to an individual order, directive or agreement under which the FRB requires it to maintain a specific capital level.  As of December 31, 2016, the Company was "well-capitalized."

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

The FDIC assesses deposit insurance premiums on all FDIC-insured institutions quarterly based on annualized rates.  These premiums are assessed on an institution's total assets minus its tangible equity.  Under these rules, effective July 1, 2016,  assessment rates for an institution with total assets of less than $10 billion are determined by weighted average CAMELS composite ratings and certain financial ratios, and range from 1.5 to 16 basis points for an institution with a CAMELS composite rating of 1 or 2, 3 to 30 basis points for an institution with a CAMELS composite rating of 3, and 11 to 30 basis points for an institution with a CAMELS composite rating of 4 or 5, subject to certain adjustments. The FDIC may increase or decrease its rates by 2.0 basis points without further rulemaking.  In an emergency, the FDIC may also impose a special assessment.

The FDIC also collects assessments from insured institutions to service the debt on bonds issued during the 1980s to resolve the thrift bailout.  For the quarter ended December 31, 2016, the assessment rate was 0.56 basis points applied to the same assessment base as is used for deposit insurance assessments.

The Dodd-Frank Act establishes 1.35% as the minimum reserve ratio.  The FDIC has adopted a plan under which it will meet this ratio by September 30, 2020, the deadline imposed by the Dodd-Frank Act.  In addition to the statutory minimum ratio, the FDIC must designate a reserve ratio, known as the designated reserve ratio or DRR, which may exceed the statutory minimum.  The FDIC has established 2.0% as the DRR. The Dodd-Frank requires the FDIC to offset the effect on institutions with assets less than $10 billion of the increase in the statutory minimum reserve ratio to 1.35% from the former statutory minimum of 1.15%.    To implement the offset requirement, the FDIC has adopted a rule under which it imposes a surcharge on institutions with assets of $10 billion or more, commencing on July 1, 2016 and ending when the reserve ratio reaches 1.35%, which is expected to occur by December 31, 2018. Smaller institutions will receive credits against their deposit insurance assessments which will reduce regular assessments by 2.0 basis points for quarters when the reserve ratio is at least 1.38%.

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

Federal Reserve System

The FRB requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits.  At December 31, 2016, the Bank was in compliance with these reserve requirements.

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

As a member, Great Southern is required to purchase and maintain stock in the FHLBank of Des Moines in an amount equal to the greater of 1% of its outstanding home loans or 5% of its outstanding FHLBank advances.  At December 31, 2016, Great Southern had $13.0 million in FHLBank stock, which was in compliance with this requirement.  In past years, the Bank has received dividends on its FHLBank stock. Over the past five years, such dividends have averaged 3.50% and were 3.50% for the year ended December 31, 2016.

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

Bad Debt Deduction

As of December 31, 2016 and 2015, retained earnings included approximately $17.5 million for which no deferred income tax liability has been recognized.  This amount represents an allocation of income to bad debt deductions for tax purposes only for tax years prior to 1988. If the Bank were to liquidate, the entire amount would have to be recaptured and would create income for tax purposes only, which would be subject to the then-current corporate income tax rate.  The unrecorded deferred income tax liability on the above amount was approximately $6.5 million at December 31, 2016 and 2015.

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

During 2016, the Bank and the FDIC reached an agreement to terminate the loss sharing agreements associated with the 2009 and 2011 acquisition transactions.

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

The Bank also has full service offices in Kansas, Iowa, Minnesota, Nebraska and Arkansas, and has commercial loan production offices in Texas and Oklahoma.  As a result, the Bank is subject to franchise and income taxes that are imposed on the corporation's taxable income attributable to those states.  The Bank is also subject to the income taxes imposed by Illinois as result of the level of customers and activities performed within that state.

As a Maryland corporation, the Company is required to file an annual report with and pay an annual fee to the State of Maryland.

Examinations

The Company and its consolidated subsidiaries have not been audited recently by the Internal Revenue Service (IRS) and, as such, tax years through December 31, 2005, have been closed without audit.  The Company, through one of its subsidiaries, is a partner in two partnerships currently under Internal Revenue Service examination for 2006 and 2007.  As a result, the Company's 2006 and subsequent tax years remain open for examination.  The examinations of the partnerships have been advanced during 2016.  One of the partnerships has advanced to Tax Court and has entered a Motion for Entry of Decision with an agreed upon settlement.  The other partnership is at the IRS appeals level.  The Company does not currently expect significant adjustments to its financial statements from these partnership examinations.

The Company is currently under State of Missouri income and franchise tax examinations for its 2013 through 2015 tax years and is in administrative appeals with the State of Kansas for its 2010 through 2012 tax years.  The Company protested the initial assessment of the State of Kansas and is having ongoing discussions with the Kansas Department of Revenue.  The Company does not currently expect significant adjustments to its financial statements from these state examinations.

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
The United States experienced a severe economic recession in 2008 and 2009.  While economic growth has resumed, the rate of this growth generally has been slow.  Many lending institutions, including us, experienced declines in the performance of their loans, including construction loans and commercial real estate loans, in the past several years.  In addition, the values of real estate collateral supporting many loans declined.  The values of real estate collateral may increase or decrease over time and are subject to many factors.  At times in the past, bank and bank holding company stock prices have been negatively affected, as has the ability of banks and bank holding companies to raise capital and borrow in the debt markets. Conditions such as these may have a material adverse effect on our financial condition and results of operations. In addition, as a result of the foregoing factors, there is a potential for new laws and regulations regarding lending and funding practices and capital and liquidity standards (some of which have already been proposed or implemented), and bank regulatory agencies have been and are expected to continue to be very aggressive in responding to concerns and trends identified in examinations.
Adverse developments in the financial services industry and the impact of new legislation and regulations in response to those developments could restrict our business operations, including our ability to originate loans, and adversely impact our results of operations and financial condition. Overall, during some of the past several years, the general business environment had an adverse effect on our business.  The past few years have seen some areas of improvement in the general business environment; however, our business, financial condition and results of operations could be adversely affected by negative circumstances in the general business environment.
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
Our lending and deposit gathering activities historically were concentrated primarily in the Springfield and southwest Missouri areas. Our success continues to depend heavily on general economic conditions in Springfield and the surrounding areas.  Although we believe the economy in these areas has recently been favorable relative to other areas, we do not know whether these conditions will continue.  Our greatest concentration of loans and deposits has traditionally been in the Greater Springfield area. With a population of approximately 420,000, the Greater Springfield area is the third largest metropolitan area in Missouri.  At December 31, 2016, approximately $438.7 million of our loan portfolio (excluding those loans acquired in FDIC-assisted transactions) consisted of loans to borrowers in or secured by properties in the Springfield, Missouri metropolitan area.
Contiguous to Springfield is the Branson area, which is a vacation and entertainment center, attracting tourists to its lakes, theme parks, resorts, country music and novelty shows and other recreational facilities.  The Branson area experienced rapid growth in the early 1990s, with stable to slightly negative growth trends occurring in the late 1990s and into the early 2000s.  Branson experienced growth again in the late 2000s as a result of a large retail, hotel, and convention center project which was constructed in Branson's historic downtown.  In addition, several large national retailers opened new stores in Branson.  In 2010 through 2016, Branson experienced some negative growth trends with fewer visitors and the closing of some motels and shows.  Residential construction has been very limited in the past few years and little to no growth has occurred in any of Branson's commercial real estate market segments.  At December 31, 2016, approximately $101.3 million of our loan portfolio (excluding those loans acquired in FDIC-assisted transactions) and approximately $4.8 million of our non-performing loans consisted of loans to borrowers in or secured by properties in the two-county region that includes the Branson area.
In addition to the concentrations in the southwest Missouri area, we also have a concentration of loans to borrowers in or secured by properties in the St. Louis, Missouri metropolitan area.  At December 31, 2016, approximately $677.3 million of our loan portfolio consisted of loans for apartments, condominiums, residential and commercial land developments, industrial revenue bonds and other types of commercial properties in the St. Louis, Missouri metropolitan area.
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
In addition to the concentrations previously discussed, we also have a concentration of loans to borrowers in or secured by properties in the States of Texas and Oklahoma.  At December 31, 2016, approximately $309.8 million and $210.6 million of our loan portfolio consisted of loans primarily for various types of commercial real estate in the States of Texas and Oklahoma, respectively.
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
Our commercial and residential construction, commercial real estate, multi-family and other commercial loans accounted for approximately 72.4% of our total loan portfolio as of December 31, 2016.  Generally, we consider these types of loans to involve a higher degree of risk compared to first mortgage loans on one- to four-family, owner-occupied residential properties. At December 31, 2016, we had $864.2 million of loans secured by apartments, $417.5 million of loans secured by retail-related projects, $370.7 million of loans secured by office/warehouse facilities, $184.3 million of loans secured by healthcare facilities, and $97.6 million of loans secured by motels/hotels, which are particularly sensitive to certain risks, including the following:
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
Consumer loans have grown from approximately $220.7 million, or 10.9% of our total loan portfolio as of December 31, 2012, to $673.0 million, or 16.3% of our total loan portfolio as of December 31, 2016.  The vast majority of these loans are secured by automobiles and, to a lesser extent, boats, recreational vehicles and manufactured homes. Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciable assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower's continuing financial strength, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state consumer bankruptcy and insolvency laws, may limit the amount which can be recovered on these loans. These loans may also give rise to claims and defenses by a consumer loan borrower against an assignee of these loans such as the Bank, and a borrower may be able to assert against the assignee claims and defenses which it has against the seller of the underlying collateral.
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
Our earnings are largely dependent upon our net interest income.  Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies, in particular, the FRB. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings, but these changes could also affect our ability to originate loans and obtain deposits, the fair values of our financial assets and liabilities and the average duration of our loan and mortgage-backed securities portfolios.  If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. In addition, a substantial portion of our loans (approximately 43.5% of our total loan portfolio as of December 31, 2016) have adjustable rates of interest.  While the higher payment amounts we would receive on these loans in a rising interest rate environment may increase our interest income, some borrowers may be unable to afford the higher payment amounts, which may result in a higher rate of default.  Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.
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
Due to the high level of competition for deposits in our markets, we have from time to time utilized a sizable amount of certificates of deposit obtained through deposit brokers and advances from the Federal Home Loan Bank of Des Moines to help fund our asset base. Brokered deposits are marketed through national brokerage firms that solicit funds from their customers for deposit in banks, including our bank.  Brokered deposits and Federal Home Loan Bank advances may generally be more sensitive to changes in interest rates and volatility in the capital markets than retail deposits attracted through our branch network, and our reliance on these sources of funds increases the sensitivity of our portfolio to these external factors.  Our brokered deposits and Federal Home Loan Bank advances totaled $310.3 million and $31.5 million at December 31, 2016, compared with $271.5 million and $263.5 million at December 31, 2015.  In addition to the Federal Home Loan Bank advances included here, we had overnight borrowings from the Federal Home Loan Bank totaling $171.0 million at December 31, 2016.  These overnight borrowings are included in short-term borrowings in the Company's consolidated financial statements.  We expect to continue to utilize brokered deposits from time to time as a supplemental funding source.  In addition to these brokered deposit totals at December 31, 2016 and 2015, were Great Southern Bank customer deposits totaling $14.0 million and $12.2 million, respectively, which were part of the CDARS program which allows bank customers to maintain balances in an insured manner that would otherwise exceed the FDIC deposit insurance limit.  The FDIC considers these customer accounts to be brokered deposits due to the fees paid in the CDARS program.
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
Certain Federal Home Loan Banks, including the Federal Home Loan Bank of Des Moines, have experienced lower earnings from time to time and paid out lower dividends to their members.  Future problems at the Federal Home Loan Banks may impact the collateral necessary to secure borrowings and limit the borrowings extended to its member banks, as well as require additional capital contributions by its member banks.  Should this occur, our short term liquidity needs could be negatively impacted.  Should Great Southern be restricted from using FHLBank advances due to weakness in the system or with the FHLBank of Des Moines, Great Southern may be forced to find alternative funding sources. These alternative funding sources may include the utilization of existing lines of credit with third party banks or the Federal Reserve Bank along with seeking other lines of credit, borrowing under repurchase agreement lines, increasing deposit rates to attract additional funds, accessing additional brokered deposits, or selling loans or investment securities in order to maintain adequate levels of liquidity.  At December 31, 2016, the Bank owned $13.0 million of stock in the FHLBank of Des Moines, which declared and paid an annualized dividend approximating 3.50% during the fourth quarter of 2016.  The FHLBank of Des Moines may eliminate or reduce dividend payments at any time in the future in order for it to maintain or restore its retained earnings.

Our strategy of pursuing acquisitions exposes us to financial, execution and operational risks that could adversely affect us.
We pursue a strategy of supplementing internal growth by acquiring other financial institutions or branches that we believe will help us fulfill our strategic objectives and enhance our earnings. There are risks associated with this strategy, however, including the following:
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

•
Great Southern Bank entered into loss sharing agreements with the FDIC as part of the TeamBank, N.A., Vantus Bank, Sun Security Bank and Inter Savings Bank, FSB transactions. In 2016, Great Southern Bank and the FDIC mutually agreed to terminate the loss sharing agreements related to TeamBank, N.A., Vantus Bank and Sun Security Bank.  The loss sharing agreement related to InterBank will expire, with respect to commercial loans, in 2017.  This loss sharing agreement requires that Great Southern Bank follow certain servicing procedures as specified in the agreement.  A failure to follow these procedures or any other breach of the agreement by Great Southern Bank could result in the loss of FDIC reimbursement of losses on covered loans and other real estate owned, which could have a material negative effect on our financial condition and results of operations.  In addition, the loss-share agreement protects Great Southern Bank against losses for limited periods of time (generally ten years for single family residential real estate loans and five years for most loans other than single family residential real estate loans). To the extent Great Southern Bank continues to hold any of the covered loans following the expiration of the applicable loss-share period, it will absorb 100% of any losses;

•
To finance an acquisition, we may borrow funds, thereby increasing our leverage and diminishing our liquidity, or raise additional capital, which could dilute the interests of our existing stockholders; and

•
We may not be able to continue to sustain our past rate of growth or to grow at all in the future.  We completed two acquisitions in 2009, one acquisition in 2011, one acquisition in 2012, one acquisition in 2014 and have opened additional banking offices and commercial loan production offices in recent years that enhanced our rate of growth.  Also in 2014, we agreed to acquire certain loans, deposits and branches from Boulevard Bank.  In addition in 2016, we completed our acquisition of certain loans, deposits and branches in St. Louis from Fifth Third Bank (See Note 31 of our accompanying audited financial statements included in Item 8 of this report).

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
Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations.  Our management must exercise judgment in selecting and applying many of these accounting policies and methods so they comply with generally accepted accounting principles and reflect management's judgment of the most appropriate manner to report our financial condition and results of operations.  In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which might be reasonable under the circumstances yet might result in our reporting materially different amounts than would have been reported under a different alternative.  Our significant accounting policies are described in Note 1 of the accompanying audited financial statements included in Item 8 of this Report.  These accounting policies are critical to presenting our financial condition and results of operations. They may require management to make difficult, subjective or complex judgments about matters that are uncertain.  Materially different amounts could be reported under different conditions or using different assumptions.
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
As of December 31, 2016, we had outstanding $25.8 million aggregate principal amount of junior subordinated debt securities issued in connection with the sale of trust preferred securities by one of our subsidiaries that is a statutory business trust.  We have also guaranteed those trust preferred securities.  The indenture governing the junior subordinated debt securities, together with the related guarantee, prohibits us, subject to limited exceptions, from declaring or paying any dividends or distributions on, or redeeming, repurchasing, acquiring or making any liquidation payments with respect to, any of our capital stock (including any preferred stock and our common stock) at any time when (i) there shall have occurred and be continuing an event of default under the indenture or any event, act or condition that with notice or lapse of time or both would constitute an event of default under the indenture; or (ii) we are in default with respect to payment of any obligations under the related guarantee; or (iii) we have deferred payment of interest on the junior subordinated debt securities. In that regard, we are entitled, at our option but subject to certain conditions, to defer payments of interest on the junior subordinated debt securities from time to time for up to five years.
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
The Company's Chairman of the Board, William V. Turner, and the Company's Director, President and Chief Executive Officer, Joseph W. Turner, are father and son, respectively.  Julie Turner Brown, a director of the Company, is the sister of Joseph Turner and the daughter of William Turner.  These three Turner family members hold three of the Company's ten Board positions.  As of December 31, 2016, they collectively beneficially owned approximately 2,103,961 shares of the Company's common stock (excluding 45,850 shares underlying stock options exercisable as of or within 60 days after that date), representing approximately 15.1% of total shares outstanding, though they are subject to the voting limitation provision in our charter which precludes any person or group with beneficial ownership in excess of 10% of total shares outstanding from voting shares in excess of that threshold.   Through their board and management positions and their ownership of the Company's stock, these three members of the Turner family may exert substantial influence over the direction of the Company and the outcome of Board and stockholder votes.
In addition to the Turner family members, we are aware of one other beneficial owner of more than five percent of the outstanding shares of our common stock.  This beneficial owner is also a director of the Company.
As of December 31, 2016, one of the Company's directors, Earl A. Steinert, beneficially owned 933,596 shares of our common stock (excluding 1,250 shares underlying stock options exercisable as of or within 60 days after that date), representing approximately 6.7% of total shares outstanding.  The shares that can be voted by the Turner family members (1,396,839 shares, per the ten percent voting limitation in our charter) and the shares beneficially owned by Mr. Steinert (933,596) total 2,330,435, representing approximately 16.7% of total shares outstanding.  While they have no agreement to do so, to the extent they vote in the same manner, these stockholders may be able to exercise influence over the management and business affairs of our Company. For example, using their collective voting power, these stockholders may be able to affect the outcome of director elections or block significant transactions, such as a merger or acquisition, or any other matter that might otherwise be favored by other stockholders.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES.

The Company's corporate offices and operations center are located in Springfield, Missouri.  At December 31, 2016, the Company operated 104 retail banking centers and over 200 automated teller machines ("ATMs") in Missouri, Iowa, Minnesota, Nebraska, Kansas and Arkansas.  Of the 104 banking centers, the Company owns 91 of its locations and 13 were leased for various terms.  The majority of our banking center locations are in southwest and central Missouri, including the Springfield, Mo. metropolitan area, with additional concentrations in the Sioux City, Iowa, Des Moines, Iowa, Quad Cities, Iowa, Minneapolis, Minn., St. Louis Mo. and Kansas City, Mo. metropolitan areas.  The ATMs are located at various banking centers and primarily convenience stores and retail centers located throughout southwest and central Missouri. At December 31, 2016, the Company also operated two commercial and one mortgage loan production offices.  The Company owns one of its loan production office locations and two locations are leased.  All buildings which are owned are owned free of encumbrances or mortgages.  In the opinion of management, the facilities are adequate and suitable for the needs of the Company.  The aggregate net book value of the Company's premises and equipment was $140.6 million and $129.7 million at December 31, 2016 and 2015, respectively.  See also Note 6 and Note 17 of the accompanying audited financial statements, which are included in Item 8 of this Report.

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

On November 22, 2010, a suit was filed against the Bank in the Circuit Court of Greene County, Missouri by a customer alleging that the fees associated with the Bank's automated overdraft program in connection with its debit cards and ATM cards constitute unlawful interest in violation of Missouri's usury laws. The Court has certified a class of Bank customers who have paid overdraft fees on their checking accounts pursuant to the Bank's automated overdraft program. The Bank intends to contest this case vigorously. A judgment was issued in favor of a defendant bank in a similar lawsuit where the lawsuit alleged that overdraft fees violate Missouri's usury laws.  The Court has entered a stay in the Bank's litigation pending a decision on appeal in the other usury litigation.  At this stage of the litigation, it is not possible for management of the Bank to determine the probability of a material adverse outcome or reasonably estimate the amount of any potential loss.

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

Steven G. Mitchem. Mr. Mitchem, age 65, is Senior Vice President and Chief Lending Officer of the Bank. He joined the Bank in 1990 and is responsible for all lending activities of the Bank. Prior to joining the Bank, Mr. Mitchem was a Senior Bank Examiner for the Federal Deposit Insurance Corporation.  Mr. Mitchem is scheduled to retire from the Bank in April 2017.

Rex A. Copeland. Mr. Copeland, age 52, is Treasurer of the Company and Senior Vice President and Chief Financial Officer of the Bank. He joined the Bank in 2000 and is responsible for the financial functions of the Company, including the internal and external financial reporting of the Company and its subsidiaries. Mr. Copeland is a Certified Public Accountant. Prior to joining the Bank, Mr. Copeland served other financial services companies in the areas of corporate accounting, internal audit and independent public accounting.

Douglas W. Marrs. Mr. Marrs, age 59, is Secretary of the Company and Secretary, Vice President - Operations of the Bank. He joined the Bank in 1996 and is responsible for all operations functions of the Bank. Prior to joining the Bank, Mr. Marrs was a bank officer in the areas of operations and data processing at a commercial bank.

Linton J. Thomason. Mr. Thomason, age 61, is Vice President - Information Services of the Bank. He joined the Bank in 1997 and is responsible for information services for the Company and all of its subsidiaries and all treasury management sales/operations of the Bank. Prior to joining the Bank, Mr. Thomason was a bank officer in the areas of technology and data processing, operations and treasury management at a commercial bank.

PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED
STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY
SECURITIES.

Market Information The Company's Common Stock is listed on The NASDAQ Global Select Market under the symbol "GSBC."

As of December 31, 2016 there were 13,968,386 total shares of common stock outstanding and approximately 2,000 stockholders of record.

High/Low Stock Price

	2016		2015		2014
	High	Low	High	Low	High	Low

First Quarter	$45.00	$35.47	$40.44	$35.10	$31.00	$26.95
Second Quarter	41.29	34.56	42.95	37.44	32.25	28.00
Third Quarter	43.54	34.48	43.42	37.54	33.77	29.53
Fourth Quarter	56.70	38.35	52.94	42.11	40.28	29.80

The last sale price of the Company's Common Stock on December 31, 2016 was $54.65.

Dividend Declarations

	2016	2015	2014

First Quarter	$.22	$.20	$.20
Second Quarter	.22	.22	.20
Third Quarter	.22	.22	.20
Fourth Quarter	.22	.22	.20

The Company's ability to pay dividends is substantially dependent on the dividend payments it receives from the Bank. For a description of the regulatory restrictions on the ability of the Bank to pay dividends to the Company, and the ability of the Company to pay dividends to its stockholders, see "Item 1. Business - Government Supervision and Regulation - Dividends."

Stock Repurchases

On November 15, 2006, the Company's Board of Directors authorized management to repurchase up to 700,000 shares of the Company's outstanding common stock, under a program of open market purchases or privately negotiated transactions. The plan does not have an expiration date. From the date we issued our Capital Purchase Program "CPP" Preferred Stock (December 5, 2008) until the date we redeemed it in connection with our issuance of the SBLF Preferred Stock (August 18, 2011), we were generally precluded from purchasing shares of the Company's stock without the Treasury's consent. Our participation in the SBLF program did not preclude us from purchasing shares of the Company's stock, provided that after giving effect to such purchase, (i) the dollar amount of the Company's Tier 1 capital was at least equal to the "Tier 1 Dividend Threshold" under the terms of the SBLF Preferred Stock and (ii) full dividends on all outstanding shares of SBLF Preferred Stock for the most recently completed dividend period had been or were contemporaneously declared and paid, as described under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources."  The SBLF Preferred Stock was redeemed on December 15, 2015.  Any restrictions related to the SBLF Preferred Stock are no longer applicable.

On April 21, 2014, Great Southern reiterated that it will consider repurchasing its shares of common stock, from time to time in the open market or through privately negotiated transactions, pursuant to its existing repurchase plan.

As indicated below, no shares were repurchased during the three months ended December 31, 2016.

	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan (1)

October 1, 2016 - October 31, 2016	—	$—	—	378,562
November 1, 2016- November 30, 2016	—	—	—	378,562
December 1, 2016- December 31, 2016	—	—	—	378,562

	—	$—	—

__________________
(1)	Amount represents the number of shares available to be repurchased under the November 2006 plan as of the last calendar day of the month shown.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected consolidated financial information and other financial data of the Company. The selected balance sheet and statement of operations data, insofar as they relate to the years ended December 31, 2016, 2015, 2014, 2013 and 2012, are derived from our Consolidated Financial Statements, which have been audited by BKD, LLP.  See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Item 8. "Financial Statements and Supplementary Information."  Results for past periods are not necessarily indicative of results that may be expected for any future period.

	December 31,
	2016	2015	2014	2013	2012
	(Dollars In Thousands)

Summary Statement of Condition Information:
Assets	$4,550,663	$4,104,189	$3,951,334	$3,560,250	$3,955,182
Loans receivable, net	3,776,411	3,352,797	3,053,427	2,446,769	2,346,467
Allowance for loan losses	37,400	38,149	38,435	40,116	40,649
Available-for-sale securities	213,872	262,856	365,506	555,281	807,010
Other real estate owned, net	32,658	31,893	45,838	53,514	68,874
Deposits	3,677,230	3,268,626	2,990,840	2,808,626	3,153,193
Total borrowings	416,786	406,797	514,014	343,795	391,114
Stockholders' equity (retained
earnings substantially restricted)	429,806	398,227	419,745	380,698	369,874
Common stockholders' equity	429,806	398,227	361,802	322,755	311,931
Average loans receivable	3,659,360	3,235,787	2,784,106	2,403,544	2,326,273
Average total assets	4,370,793	4,067,399	3,824,493	3,789,876	4,005,613
Average deposits	3,475,887	3,203,262	3,007,588	2,996,941	3,199,683
Average stockholders' equity	414,799	438,683	402,670	378,650	352,282
Number of deposit accounts	231,272	217,139	217,877	192,323	197,733
Number of full-service offices	104	110	108	96	107

	For the Year Ended December 31,
	2016	2015	2014	2013	2012
	(In Thousands)
Summary Statement of Operations Information:
Interest income:
Loans	$178,883	$177,240	$172,569	$163,903	$170,163
Investment securities and other	6,292	7,111	10,793	14,892	23,345
	185,175	184,351	183,362	178,795	193,508
Interest expense:
Deposits	17,387	13,511	11,225	12,346	20,720
Federal Home Loan Bank advances	1,214	1,707	2,910	3,972	4,430
Short-term borrowings and repurchase agreements	1,137	65	1,099	2,324	2,610
Subordinated debentures issued to capital trust	803	714	567	561	617
Subordinated notes	1,578	—	—	—	—
	22,119	15,997	15,801	19,203	28,377
Net interest income	163,056	168,354	167,561	159,592	165,131
Provision for loan losses	9,281	5,519	4,151	17,386	43,863
Net interest income after provision for loan losses	153,775	162,835	163,410	142,206	121,268
Noninterest income:
Commissions	1,097	1,136	1,163	1,065	1,036
Service charges and ATM fees	21,666	19,841	19,075	18,227	19,087
Net realized gains on sales of loans	3,941	3,888	4,133	4,915	5,505
Net realized gains on sales of
available-for-sale securities	2,873	2	2,139	243	2,666
Recognized impairment of available-for-sale securities	—	—	—	—	(680)
Late charges and fees on loans	1,747	2,129	1,400	1,264	1,028
Gain (loss) on derivative interest rate products	66	(43)	(345)	295	(38)
Gain recognized on business acquisitions	—	—	10,805	—	31,312
Accretion (amortization) of income/expense related to business acquisition	(6,935)	(18,345)	(27,868)	(25,260)	(18,693)
Other income	4,055	4,973	4,229	4,566	4,779
	28,510	13,581	14,731	5,315	46,002
Noninterest expense:
Salaries and employee benefits	60,377	58,682	56,032	52,468	51,262
Net occupancy expense	26,077	25,985	23,541	20,658	20,179
Postage	3,791	3,787	3,578	3,315	3,301
Insurance	3,482	3,566	3,837	4,189	4,476
Advertising	2,228	2,317	2,404	2,165	1,572
Office supplies and printing	1,708	1,333	1,464	1,303	1,389
Telephone	3,483	3,235	2,866	2,868	2,768
Legal, audit and other professional fees	3,191	2,713	3,957	4,348	4,323
Expense on other real estate owned	4,111	2,526	5,636	4,068	8,748
Partnership tax credit investment amortization	1,681	1,680	1,720	2,108	1,825
Acquired deposit intangible asset amortization	1,910	1,750	1,519	1,228	1,258
Other operating expenses	8,388	6,776	14,305	6,900	7,502
	120,427	114,350	120,859	105,618	108,603
Income from continuing operations
before income taxes	61,858	62,006	57,282	41,903	58,667
Provision for income taxes	16,516	15,564	13,753	8,174	14,580
Net income from continuing operations	45,342	46,502	43,529	33,729	44,087
Discontinued Operations
Income from discontinued operations, net of income taxes	—	—	—	—	4,619
Net income	45,342	46,502	43,529	33,729	48,706
Preferred stock dividends and discount accretion	—	554	579	579	608
Net income available to common shareholders	$45,342	$45,948	$42,950	$33,150	$48,098

	At or For the Year Ended December 31,
	2016		2015		2014		2013		2012
	(Number of shares in thousands)
Per Common Share Data:
Basic earnings per common share	$3.26		$3.33		$3.14		$2.43		$3.55%
Diluted earnings per common share	3.21		3.28		3.10		2.42		3.54
Diluted earnings from continuing operations per common share	3.21		3.28		3.10		2.42		3.20
Cash dividends declared	0.88		0.86		0.80		0.72		0.72
Book value per common share	30.77		28.67		26.30		23.60		22.94

Average shares outstanding	13,912		13,818		13,700		13,635		13,534
Year-end actual shares outstanding	13,968		13,888		13,755		13,674		13,596
Average fully diluted shares outstanding	14,141		14,000		13,876		13,715		13,592

Earnings Performance Ratios:
Return on average assets(1)	1.04%		1.14%		1.14%		0.89%		1.22%
Return on average stockholders' equity(2)	10.93		12.13		12.63		10.52		16.55
Non-interest income to average total assets	0.65		0.33		0.39		0.14		1.49
Non-interest expense to average total assets	2.76		2.81		3.16		2.79		2.71
Average interest rate spread(3)	3.93		4.44		4.74		4.60		4.53
Year-end interest rate spread	3.60		3.80		3.86		3.88		3.57
Net interest margin(4)	4.05		4.53		4.84		4.70		4.61
Efficiency ratio(5)	62.86		62.85		66.30		64.05		51.44
Net overhead ratio(6)	2.10		2.48		2.77		2.66		1.56
Common dividend pay-out ratio(7)	27.41		26.22		25.81		29.75		20.34

Asset Quality Ratios (8):
Allowance for loan losses/year-end loans	1.04%		1.20%		1.34%		1.92%		2.21%
Non-performing assets/year-end loans and foreclosed assets	1.02		1.28		1.39		2.46		2.98
Allowance for loan losses/non-performing loans	265.60		230.24		471.77		201.53		180.84
Net charge-offs/average loans	0.29		0.20		0.24		0.91		2.43
Gross non-performing assets/year end assets	0.86		1.07		1.11		1.75		1.84
Non-performing loans/year-end loans	0.37		0.49		0.26		0.80		0.94

Balance Sheet Ratios:
Loans to deposits	102.70%		102.58%		102.09%		87.12%		74.42%
Average interest-earning assets as a percentage of average interest-bearing liabilities	121.33		121.60		120.95		116.03		110.12

Capital Ratios:
Average common stockholders' equity to average assets	9.5%		9.4%		9.0%		8.5%		7.4%
Year-end tangible common stockholders' equity to assets	9.2		9.6		9.0		8.9		7.7
Great Southern Bancorp, Inc.:
Tier 1 capital ratio	10.8		11.5		13.3		15.6		15.7
Total capital ratio	13.6		12.6		14.5		16.9		16.9
Tier 1 leverage ratio	9.9		10.2		11.1		11.3		9.5
Common equity Tier 1 ratio	10.2		10.8		—		—		—
Great Southern Bank:
Tier 1 capital ratio	11.8		11.0		11.4		14.2		14.7
Total capital ratio	12.7		12.1		12.6		15.4		15.9
Tier 1 leverage ratio	10.8		9.8		9.5		10.2		8.9
Common equity Tier 1 ratio	11.8		11.0		—		—		—
Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirement (9):
Including deposit interest	3.80	x	4.66	x	4.41	x	3.07	x	3.22	x
Excluding deposit interest	14.07	x	20.01	x	11.59	x	6.44	x	8.66	x

____________________
(1)	Net income divided by average total assets.
(2)	Net income divided by average stockholders' equity.
(3)	Yield on average interest-earning assets less rate on average interest-bearing liabilities.
(4)	Net interest income divided by average interest-earning assets.
(5)	Non-interest expense divided by the sum of net interest income plus non-interest income.
(6)	Non-interest expense less non-interest income divided by average total assets.
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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward-looking Statements

When used in this Annual Report and in other documents filed or furnished by the Company with the Securities and Exchange Commission (the "SEC"), in the Company's press releases or other public or stockholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "intends" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including, among other things, (i) non-interest expense reductions from Great Southern's banking center consolidations might be less than anticipated and the costs of the consolidation and impairment of the value of the affected premises might be greater than expected; (ii) expected revenues, cost savings, earnings accretion, synergies and other benefits from the Fifth Third Bank branch acquisition and the Company's other merger and acquisition activities might not be realized within the anticipated time frames or at all, and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, might be greater than expected; (iii) changes in economic conditions, either nationally or in the Company's market areas; (iv) fluctuations in interest rates; (v) the risks of lending and investing activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses; (vi) the possibility of other-than-temporary impairments of securities held in the Company's securities portfolio; (vii) the Company's ability to access cost-effective funding; (viii) fluctuations in real estate values and both residential and commercial real estate market conditions; (ix) demand for loans and deposits in the Company's market areas; (x) the ability to adapt successfully to technological changes to meet customers' needs and developments in the marketplace; (xi) the possibility that security measures implemented might not be sufficient to mitigate the risk of a cyber attack or cyber theft, and that such security measures might not protect against systems failures or interruptions; (xii) legislative or regulatory changes that adversely affect the Company's business, including, without limitation, the Dodd-Frank Wall Street Reform and Consumer Protection Act and its implementing regulations, and the overdraft protection regulations and customers' responses thereto; (xiii) changes in accounting principles, policies or guidelines; (xiv) monetary and fiscal policies of the Federal Reserve Board and the U.S. Government and other governmental initiatives affecting the financial services industry; (xv) results of examinations of the Company and the Bank by their regulators, including the possibility that the regulators may, among other things, require the Company to increase its allowance for loan losses or to write-down assets; (xvi) costs and effects of litigation, including settlements and judgments; and (xvii) competition. The Company wishes to advise readers that the factors listed above and other risks described from time to time in documents filed or furnished by the Company with the SEC could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

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

Goodwill and Intangible Assets

Goodwill and intangible assets that have indefinite useful lives are subject to an impairment test at least annually and more frequently if circumstances indicate their value may not be recoverable. Goodwill is tested for impairment using a process that estimates the fair value of each of the Company's reporting units compared with its carrying value. The Company defines reporting units as a level below each of its operating segments for which there is discrete financial information that is regularly reviewed. As of December 31, 2016, the Company has one reporting unit to which goodwill has been allocated – the Bank. If the fair value of a reporting unit exceeds its carrying value, then no impairment is recorded. If the carrying value amount exceeds the fair value of a reporting unit, further testing is completed comparing the implied fair value of the reporting unit's goodwill to its carrying value to measure the amount of impairment. Intangible assets that are not amortized will be tested for impairment at least annually by comparing the fair values of those assets to their carrying values. At December 31, 2016, goodwill consisted of $5.4 million at the Bank reporting unit, which included goodwill of $4.2 million that was recorded during 2016 related to the acquisition of 12 branches from Fifth Third Bank.  Other identifiable intangible assets that are subject to amortization are amortized on a straight-line basis over a period of seven years. At December 31, 2016, the amortizable intangible assets consisted of core deposit intangibles of $7.1 million, including $3.8 million related to the Fifth Third Bank transaction in January 2016, $1.8 million related to the Valley Bank transaction in June 2014 and $519,000 related to the Boulevard Bank transaction in March 2014.  These amortizable intangible assets are reviewed for impairment if circumstances indicate their value may not be recoverable based on a comparison of fair value. See Note 1 of the accompanying audited financial statements for additional information.

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

Based on the Company's goodwill impairment testing, management does not believe any of its goodwill or other intangible assets are impaired as of December 31, 2016. While the Company believes no impairment existed at December 31, 2016, different conditions or assumptions used to measure fair value of the reporting unit, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of the Company's impairment evaluation in the future.

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

The national unemployment rate decreased from 5.0% as of December 2015 to 4.7% as of December 2016.  The labor force participation rate, which is the share of working-age Americans who are either employed or are actively looking for a job, remained level at 63%.  The economy added 156,000 jobs in December 2016, with employment gains predominantly occurring in health care and social assistance.  Job growth totaled 2.2 million in 2016, which was less than the 2.7 million increase in 2015.  As of December 31, 2016, the unemployment rate for the Midwest, where most of the Company's business is conducted, was at 4.1% significantly lower than the 4.6% U.S. rate.  Unemployment rates at December 31, 2016, were:  Missouri at 4.4%, Arkansas at 3.9%, Kansas at 4.2%, Iowa at 3.6%, Nebraska at 3.4%, Minnesota at 3.9%, Oklahoma at 5.0% and Texas at 4.6%.   A few state unemployment rates increased compared to December 2015 levels; however, Oklahoma was the only state with an unemployment rate greater than the national average.  Oklahoma was affected by job losses in the manufacturing, mining and logging industries.  Of the metropolitan areas in which Great Southern Bank does business, the Tulsa market area had the highest unemployment level at December 31, 2016 at 5.0%. The unemployment rate at 3.9 % for the Springfield market area was below the national average reported as of December 31, 2016.  Metropolitan areas in Arkansas, Iowa, Nebraska and Minnesota boasted unemployment levels among the lowest in the nation.

Sales of newly built, single-family homes were at a seasonally adjusted annual rate of 536,000 units in December 2016, according to the U.S. Department of Housing and Urban Development and the U.S. Census Bureau. This represents a 10.4% decrease since November 2016 and a 0.4% drop from the December 2015 rate of 538,000.  The median sales price of new houses sold in December 2016 was $322,500, with an average sales price of $384,000.  The seasonally adjusted estimate of new houses for sale at the end of December 2016 was 259,000, which represented a supply of 5.8 months at the current sales rate.  Sales of existing single-family homes closed out 2016 as the best year in a decade, even as sales declined in December as the result of ongoing affordability tensions and historically low supply levels.  In December, existing sales decreased 2.8% resulting in sales only 0.7% higher than a year ago.  First-time buyers made up 32% of those transactions, the biggest share in four years, easing concerns that a shortage of affordable houses has been pushing entry-level buyers out of the market.  The median existing-home price for all housing types in December was $232,200, up 4% from December 2015 ($223,200).  Total housing inventory at the end of December dropped 10.8% to 1.65 million existing homes available for sale, which is the lowest level since National Association of Realtors began tracking the supply of all housing types in 1999.  Unsold inventory is at a 3.6 month supply at the current sales pace.

Distressed sales, which include foreclosures and short sales, rose to 7% in December, down from 8% a year ago.  Foreclosures sold for an average discount of 20% below market value, while short sales were discounted 10%.

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

The termination of the loss sharing agreements for the TeamBank, Vantus Bank and Sun Security Bank transactions has had no impact on the yields for the loans that were previously covered under these agreements. All future recoveries, gains, losses and expenses related to these previously covered assets will now be recognized entirely by Great Southern Bank since the FDIC will no longer be sharing in such gains or losses. Accordingly, the Company's future earnings will be positively impacted to the extent the Company recognizes gains on any sales or recoveries in excess of the carrying value of such assets. Similarly, the Company's future earnings will be negatively impacted to the extent the Company recognizes expenses, losses or charge-offs related to such assets.

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

In the year ended December 31, 2016, Great Southern's total assets increased $446.5 million, or 10.9%, from $4.10 billion at December 31, 2015, to $4.55 billion at December 31, 2016. Full details of the current year changes in total assets are provided in the "Comparison of Financial Condition at December 31, 2016 and December 31, 2015" section.

Loans.  In the year ended December 31, 2016, Great Southern's net loans increased $419.4 million, or 12.6%, from $3.34 billion at December 31, 2015, to $3.76 billion at December 31, 2016.  Partially offsetting the increase in loans was a decrease of $79.7 million in the FDIC-acquired loan portfolios.  Excluding previously acquired covered and non-covered loans and mortgage loans held for sale, but including the loans acquired from Fifth Third Bank, total loans increased $499.7 million from December 31, 2015 to December 31, 2016.  The increases occurred across several loans types, primarily in other residential (multi-family) loans, commercial real estate loans, one- to four-family residential loans, consumer loans and home equity lines of credit.  The increase was primarily due to loan growth in our existing banking center network, and also due to the loans acquired from Fifth Third Bank during the year.  As loan demand is affected by a variety of factors, including general economic conditions, and because of the competition we face and our focus on pricing discipline and credit quality, we cannot be assured that our loan growth will match or exceed the level of increases achieved in 2016 or prior years.  The Company's strategy continues to be focused on maintaining credit risk and interest rate risk at appropriate levels.

Loan growth has occurred in most loan types and has come from most of Great Southern's primary lending locations, including Springfield, St. Louis, Kansas City, Des Moines, and Minneapolis, as well as the loan production offices in Dallas and Tulsa.  Net loan balances have increased primarily in the areas of commercial construction, consumer, and commercial real estate (including multi-family).  Generally, the Company considers these types of loans to involve a higher degree of risk compared to some other types of loans, such as first mortgage loans on one- to four-family, owner-occupied residential properties, and has established certain minimum underwriting standards to help assure portfolio quality.  For commercial real estate and construction loans, these standards and procedures include, but are not limited to, an analysis of the borrower's financial condition, collateral, repayment ability, verification of liquid assets and credit history as required by loan type.  In addition, geographic diversity of collateral, lower loan-to-value ratios and limitations on speculative construction projects help to mitigate overall risk in these loans.  It has been, and continues to be, Great Southern's practice to verify information from potential borrowers regarding assets, income or payment ability and credit ratings as applicable and as required by the authority approving the loan.  Underwriting standards also include loan-to-value ratios which vary depending on collateral type, debt service coverage ratios or debt payment to income ratios, where applicable, credit histories, use of guaranties and other recommended terms relating to equity requirements, amortization, and maturity.  Great Southern's loan committee reviews and approves all new loan originations in excess of lender approval authorities.  Consumer loans are primarily secured by new and used motor vehicles and these loans are also subject to certain minimum underwriting standards to assure portfolio quality.  Great Southern's consumer underwriting and pricing standards have been fairly consistent over the past several years.  The underwriting standards employed by Great Southern for consumer loans include a determination of the applicant's payment history on other debts, credit scores, employment history and an assessment of ability to meet existing obligations and payments on the proposed loan.  Although creditworthiness of the applicant is of primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, in relation to the proposed loan amount.

Of the total loan portfolio at December 31, 2016 and 2015, 75.9% and 73.5%, respectively, was secured by real estate, as this is the Bank's primary focus in its lending efforts.  At December 31, 2016 and 2015, commercial real estate and commercial construction loans were 42.1% and 42.8% of the Bank's total loan portfolio (excluding loans acquired through FDIC-assisted transactions), respectively.  Commercial real estate and commercial construction loans generally afford the Bank an opportunity to increase the yield on, and the proportion of interest rate sensitive loans in, its portfolio.  They do, however, present somewhat greater risk to the Bank because they may be more adversely affected by conditions in the real estate markets or in the economy generally.  At December 31, 2016 and 2015, loans made in the Springfield, Mo. metropolitan statistical area (Springfield MSA) were 12% and 15% of the Bank's total loan portfolio (excluding loans acquired through FDIC-assisted transactions), respectively.  The Company's headquarters are located in Springfield and we have operated in this market since 1923.  Because of our large presence and experience in the Springfield MSA, many lending opportunities exist.  However, if the economic conditions of the Springfield MSA were worse than those of other market areas in which we operate or the national economy overall, the performance of these loans could decline comparatively.  At December 31, 2016 and 2015, loans made in the St. Louis, Mo. metropolitan statistical area (St. Louis MSA) were 19% and 18% of the Bank's total loan portfolio (excluding loans acquired through FDIC-assisted transactions, but including loans acquired from Fifth Third Bank), respectively.  The Company's expansion into the St. Louis MSA beginning in May 2009 has provided an opportunity to not only expand its markets and provide diversification from the Springfield MSA, but also has provided access to a larger economy with increased lending opportunities despite higher levels of competition.  Loans made in the St. Louis MSA are primarily commercial real estate, commercial business and multi-family residential loans which are less likely to be impacted by the higher levels of unemployment rates, as mentioned above under "Current Economic Conditions," than if the focus were on one- to four-family residential and consumer loans.  For further discussions of the Bank's loan portfolio, and specifically, commercial real estate and commercial construction loans, see "Item 1. Business – Lending Activities."

The percentage of fixed-rate loans in our loan portfolio has increased from 46% as of December 31, 2010 to 57% as of December 31, 2016 due to customer preference for fixed rate loans during this period of low interest rates.  The majority of the increase in fixed rate loans was in commercial construction and consumer loans, both of which typically have loans with short durations.  Of the total amount of fixed rate loans in our portfolio as of December 31, 2016, approximately 77% mature within one to five years and therefore are not considered to create significant long-term interest rate risk for the Company.  Fixed rate loans make up only a portion of our balance sheet and our overall interest rate risk strategy.  As of December 31, 2016, our interest rate risk models indicated a one-year interest rate earnings sensitivity position that is fairly neutral.  For further discussion of our interest rate sensitivity gap and the processes used to manage our exposure to interest rate risk, see "Quantitative and Qualitative Disclosures About Market Risk – How We Measure the Risks to Us Associated with Interest Rate Changes." For discussion of the risk factors associated with interest rate changes, see "Risk Factors – We may be adversely affected by interest rate changes."

While our policy allows us to lend up to 95% of the appraised value on one-to four-family residential properties, originations of loans with loan-to-value ratios at that level are minimal.  Private mortgage insurance is typically required for loan amounts above the 80% level.  Few exceptions occur and would be based on analyses which determined minimal transactional risk to be involved.  We consider these lending practices to be consistent with or more conservative than what we believe to be the norm for banks our size.  At December 31, 2016 and December 31, 2015, an estimated 0.2% and 0.2%, respectively, of total owner occupied one- to four-family residential loans had loan-to-value ratios above 100% at origination.  At December 31, 2016 and December 31, 2015, an estimated 1.3% and 2.1%, respectively, of total non-owner occupied one- to four-family residential loans had loan-to-value ratios above 100% at origination.

At December 31, 2016, troubled debt restructurings totaled $21.1 million, or 0.6% of total loans, down $23.9 million from $45.0 million, or 1.3% of total loans, at December 31, 2015.  Concessions granted to borrowers experiencing financial difficulties may include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.  During the years ended December 31, 2016 and 2015, respectively, no loans were restructured into multiple new loans.  For further information on troubled debt restructurings, see Note 3 of the accompanying audited financial statements, which are included in Item 8 of this report.

The loss sharing agreement for InterBank with the FDIC is subject to limitations on the types of losses covered and the length of time losses are covered, and is conditioned upon the Bank complying with its requirements in the agreement with the FDIC, including requirements regarding servicing and other loan administration matters.  The original terms of the loss sharing agreement extends for ten years for single family real estate loans and for five years for other loans.  As noted above, the loss sharing agreements for Team Bank, Vantus Bank and Sun Security Bank were terminated on April 26, 2016.

At December 31, 2016, approximately five and one half years remained on the loss sharing agreement for single family real estate loans acquired from InterBank and the remaining loans had an estimated average life of four to twelve years.  At December 31, 2016, approximately six months remained on the loss sharing agreement for non-single-family loans acquired from InterBank and the remaining loans had an estimated average life of one to two years.  While the expected repayments for certain of the acquired loans extend beyond the terms of the loss sharing agreement, the Bank has identified and will continue to identify problem loans and will make every effort to resolve them within the time limits of the agreement.  The Company may sell any loans remaining at the end of the loss sharing agreement subject to the approval of the FDIC.

Loans that were acquired through FDIC-assisted transactions, which are accounted for in pools, are currently included in the analysis and estimation of the allowance for loan losses.  If expected cash flows to be received on any given pool of loans decreases from previous estimates, then a determination is made as to whether the loan pool should be charged down or the allowance for loan losses should be increased (through a provision for loan losses).  This is true of all acquired loan pools regardless of whether or not they are covered by a loss sharing agreement.  If a charge down occurs to a loan pool that is covered by the loss sharing agreement, the full amount of the charge down will be reflected in the allowance for loan losses and a separate asset will be recorded for the amount to be recovered from the FDIC.  The loss sharing agreements (both current and terminated) and their related limitations are described in detail in Note 4 of the accompanying audited financial statements, included in Item 8 of this Report.  For acquired loan pools that currently are not covered by loss sharing agreements, the Company may allocate, and at December 31, 2016, has allocated, a portion of its allowance for loan losses related to these loan pools in a manner similar to how it allocates its allowance for loan losses to those loans which are collectively evaluated for impairment.

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

Available-for-sale Securities.  In the year ended December 31, 2016, available-for-sale securities decreased $49.0 million, or 18.6%, from $262.9 million at December 31, 2015, to $213.9 million at December 31, 2016.  The decrease was primarily due to calls of municipal securities, sales of certain mortgage-backed securities, the sale of an investment in a managed equity fund held by the Company, and normal monthly payments received related to the portfolio of mortgage-backed securities, partially offset by the purchase of certain mortgage-backed securities.  The Company was required to divest the investment it held in the managed equity fund as a result of regulations recently adopted by the Federal Reserve Board.  Other investment securities were reduced because they were no longer needed for pledging for public fund deposits.

Premises and Equipment, net.  Great Southern had net premises and equipment of $140.6 million at December 31, 2016, an increase of $10.9 million, or 8.4%, from $129.7 million at December 31, 2015.  The increase in premises and equipment was primarily due to the acquisition of 12 branches from Fifth Third Bank in January 2016.  For further information on the acquisition, see the Company's March 31, 2016 Quarterly Report on Form 10-Q.

Goodwill and Other Intangible Assets.  The Company's goodwill and other intangible assets totaled $12.5 million at December 31, 2016, an increase of $6.7 million, or 117.1%, compared to $5.8 million at December 31, 2015.  The increase was due to the goodwill and core deposit intangible amounts recorded during the three months ended March 31, 2016 related to the Fifth Third Bank branch acquisition, as discussed above in the "Goodwill and Intangible Assets" section of this report.

Deposits.  The Company attracts deposit accounts through its retail branch network, correspondent banking and corporate services areas, and brokered deposits. The Company then utilizes these deposit funds, along with FHLBank advances and other borrowings, to meet loan demand or otherwise fund its activities. In the year ended December 31, 2016, total deposit balances increased $408.6 million, or 12.5%.  Transaction account balances increased $212.0 million, while retail certificates of deposit increased $156.1 million.  These increases were primarily a result of the Bank's assumption of deposits as part of the Fifth Third Bank branch acquisition in January 2016, as well as growth at existing branches and new retail certificate of deposit product offerings.  Great Southern Bank customer deposits totaling $14.0 million and $12.2 million, at December 31, 2016 and December 31, 2015, respectively, were part of the CDARS program which allows bank customers to maintain balances in an insured manner that would otherwise exceed the FDIC deposit insurance limit. The FDIC counts these deposits as brokered, but these are deposit accounts that we generate with customers in our local markets.  Brokered deposits, including CDARS program purchased funds, were $310.3 million at December 31, 2016, an increase of $38.8 million from $271.5 million at December 31, 2015.

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

Short-term Borrowings and Federal Home Loan Bank Advances.  Federal Home Loan Bank advances decreased $232.0 million from $263.5 million at December 31, 2015 to $31.5 million at December 31, 2016.  The decreased advances were replaced with overnight fed funds borrowings through the FHLBank based on funding needs.  As such, short-term borrowings increased by $171.0 million, from $1.3 million at December 31, 2015 to $172.3 million at December 31, 2016.  The overnight fed funds borrowing rate was lower than the one week or longer term rates for FHLBank advances, so the Company elected to utilize the overnight borrowings.

Subordinated Notes.  In August 2016, the Company issued $75 million of 5.25% fixed-to-floating rate Subordinated Notes due August 15, 2026.  The notes were sold at par, resulting in net proceeds, after underwriting discounts and commissions and other issuance costs, of approximately $73.5 million.  The Company intends to use the net proceeds of the offering for general corporate purposes.

Net Interest Income and Interest Rate Risk Management.  Our net interest income may be affected positively or negatively by changes in market interest rates. A portion of our loan portfolio is tied to the "prime rate" and adjusts immediately when this rate adjusts (subject to the effect of loan interest rate floors, which are discussed below).  We monitor our sensitivity to interest rate changes on an ongoing basis (see "Quantitative and Qualitative Disclosures About Market Risk").  In addition, our net interest income may be impacted by changes in the cash flows expected to be received from acquired loan pools.  As described in Note 4 of the accompanying audited financial statements, which are included in Item 8 of this report, the Company's evaluation of cash flows expected to be received from acquired loan pools is on-going and increases in cash flow expectations are recognized as increases in accretable yield through interest income.  Decreases in cash flow expectations are recognized as impairments through the allowance for loan losses.

The current level and shape of the interest rate yield curve poses challenges for interest rate risk management. Prior to its increases of 0.25% on December 16, 2015 and 0.25% on December 14, 2016, the FRB last changed interest rates on December 16, 2008. Great Southern has a substantial portion of its loan portfolio ($1.02 billion at December 31, 2016) which is tied to the one-month LIBOR index and will adjust at least once within 90 days after December 31, 2016. Of these loans, $471 million had interest rate floors.
Great Southern also has a significant portfolio of loans ($387 million at December 31, 2016) which are tied to a "prime rate" of interest and will adjust immediately with changes to the "prime rate" of interest. Most of these loans are tied to some national index of "prime," while some are indexed to "Great Southern Bank prime" (GSB prime). The Company had elected to leave its GSB prime rate at 5.00%, but increased this rate to 5.25% in December 2015 following the FRB rate increase. The GSB prime rate was not changed following the FRB rate increase in December 2016. This does not affect a large number of customers, as there is no longer a significant portion of the loan portfolio indexed to the GSB prime rate. But for the interest rate floors, a rate cut by the FRB generally would have an anticipated immediate negative impact on the Company's net interest income due to the large total balance of loans which generally adjust immediately as the Federal Funds rate adjusts. Loans at their floor rates are, however, subject to the risk that borrowers will seek to refinance elsewhere at the lower market rate.  Because the Federal Funds rate is already very low, there may also be a negative impact on the Company's net interest income due to the Company's inability to significantly lower its funding costs in the current competitive rate environment, although interest rates on assets may decline further. Conversely, interest rate increases would normally result in increased interest rates on our prime-based loans.  The interest rate floors in effect may limit the immediate increase in interest rates on certain of these loans, until such time as rates rise above the floors.  However, the Company may have to increase rates paid on deposits to maintain deposit balances and pay higher rates on borrowings.  The impact of the low rate environment on our net interest margin in future periods is expected to be fairly neutral.  Any margin gained by rate increases on loans may be somewhat offset by reduced yields from our investment securities and our existing loan portfolio as payments are made and the proceeds are potentially reinvested at lower rates.  Interest rates on certain adjustable rate mortgage-backed securities and loans may reset lower according to their contractual terms and index rate to which they are tied and new loans may be originated at lower market rates than the overall portfolio rate.  For further discussion of the processes used to manage our exposure to interest rate risk, see "Quantitative and Qualitative Disclosures About Market Risk – How We Measure the Risks to Us Associated with Interest Rate Changes."

The negative impact of declining loan interest rates had been mitigated by the positive effects of the Company's loans which have interest rate floors. At December 31, 2016, the Company had a portfolio (excluding the loans acquired in the FDIC-assisted transactions) of prime-based loans totaling approximately $387 million with rates that change immediately with changes to the prime rate of interest. Of those loans, $382 million also had interest rate floors. These floors were at varying rates, with $8 million of these loans having floor rates of 7.0% or greater and another $76 million of these loans having floor rates between 5.0% and 7.0%. In addition, $298 million of these loans have floor rates between 2.75% and 5.0%.  At December 31, 2016, $93 million of these loans were at their floor rates.  Also included in these prime-based loans at December 31, 2016, the Company had a portfolio (excluding the loans acquired in the FDIC-assisted transactions) of GSB prime-based loans totaling approximately $60 million with rates that change immediately with changes to the GSB prime rate of interest.  Of those loans, $58 million also had interest rate floors.  At December 31, 2016, $16 million of the $58 million GSB prime rate loans with interest rate floors were at their floor rates. The loan yield for the total loan portfolio was approximately 83 basis points, 106 basis points and 141 basis points higher than the national "prime rate of interest" at December 31, 2016, 2015 and 2014, respectively, partly because of these interest rate floors. While interest rate floors have had an overall positive effect on the Company's results during this period, they do subject the Company to the risk that borrowers will elect to refinance their loans with other lenders.  To the extent economic conditions improve, the risk that borrowers will seek to refinance their loans increases.

Non-Interest Income and Operating Expenses.  The Company's profitability is also affected by the level of its non-interest income and operating expenses. Non-interest income consists primarily of service charges and ATM fees, accretion income (net of amortization) related to the FDIC-assisted acquisitions, late charges and prepayment fees on loans, gains on sales of loans and available-for-sale investments and other general operating income. In 2014, 2012, 2011 and 2009, non-interest income was also affected by the gains recognized on the FDIC-assisted transactions. In early 2016 and all of 2015 and 2014, increases in the cash flows expected to be collected from the FDIC-covered loan portfolios resulted in amortization (expense) recorded relating to reductions of expected reimbursements under the loss sharing agreements with the FDIC, which are recorded as indemnification assets.  This is no longer the case for the TeamBank, Vantus Bank and Sun Security Bank transactions, subsequent to April 26, 2016 (due to the termination of the related loss sharing agreements effective as of that date).  It is still the case for InterBank loans. Non-interest income may also be affected by the Company's interest rate derivative activities, if the Company chooses to implement derivatives.

Operating expenses consist primarily of salaries and employee benefits, occupancy-related expenses, expenses related to foreclosed assets, postage, FDIC deposit insurance, advertising and public relations, telephone, professional fees, office expenses and other general operating expenses.  Details of the current period changes in non-interest income and non-interest expense are provided under "Results of Operations and Comparison for the Years Ended December 31, 2016 and 2015."

Business Initiatives

The Company completed several initiatives to expand and enhance the franchise in 2016.

During 2016, the Company decreased its banking center network from 110 to 104 full-service retail offices. The Company regularly evaluates its banking center network and lines of business to ensure that it is serving customers in the best way possible. The banking center network constantly evolves with changes in customer needs and preferences, emerging technology and local market developments. In response to these changes, the Company opens banking centers and invests resources where customer demand leads, and from time to time, consolidates banking centers when market conditions dictate.

On January 29, 2016, Great Southern completed the acquisition of 12 branches and related deposits and loans from Cincinnati-based Fifth Third Bank in the St. Louis market area. This acquisition increased Great Southern's St. Louis-area banking center total from eight to ultimately 19 offices and doubled its customer deposit base in this market.  The deposits assumed totaled approximately $228 million and the loans acquired totaled approximately $159 million.

Throughout 2016, the Company consolidated operations of 16 banking centers into other nearby Great Southern offices. Each consolidated office was evaluated on a number of criteria, including access and availability of services to affected customers, the proximity of other Great Southern banking centers, profitability and transaction volumes and market dynamics. Of these 16 consolidated banking centers, eleven were in Missouri, four in Iowa and one was in Kansas. Nine of these banking centers were acquired as part of various FDIC-assisted acquisitions. In addition, the Company also sold two Missouri banking centers, with associated deposits, to separate buyers in early 2016. The Great Southern banking center located in Thayer, Mo., was sold on February 19, 2016, and the office in Buffalo, Mo., was sold on March 18, 2016.

In addition, in January 2017, two leased banking centers were replaced by two new owned offices in the Omaha, Neb., metropolitan market area. Both new locations offer better convenience and access to area customers. Great Southern operates four offices in the Omaha market area.

The Company executed an agreement with the FDIC to terminate loss sharing agreements related to the FDIC-assisted acquisitions of TeamBank, Vantus Bank and Sun Security Bank in April 2016. The agreement required the FDIC to pay $4.4 million to settle all outstanding items related to the terminated loss sharing agreements. As a result of entering into the agreement, assets that were covered by the terminated loss sharing agreements, including covered loans in the amount of $61.5 million and covered other real estate owned in the amount of $468,000 as of March 31, 2016, were reclassified as non-covered assets effective April 26, 2016. More information about this agreement can be found in the Company's Form 10-Q for the quarter ended March 31, 2016.

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

In October 2016, the Company began mass issuing chip-enabled debit cards in phases to its deposit customer base. The mass issuance was completed in February 2017. Chip debit cards offer customers an added layer of security, providing enhanced protection against fraud. Chip debit cards are also available instantly at all Great Southern banking centers.

The Company expects to open a commercial loan production office in downtown Chicago in the first quarter of 2017.  A local and highly experienced commercial lender has been hired to manage that office. The Company also operates commercial loan production offices in Tulsa, Okla., and Dallas.

A person-to-person (P2P) electronic payment service was introduced in early February 2017. Available for retail customers through the Company's smartphone mobile banking applications, the P2P service allows Great Southern debit card customers to send one-time transfers to recipients at any financial institution.

The Company's chief lending officer, Steve Mitchem, previously announced his plans to retire from the Company in April 2017.  Mr. Mitchem joined Great Southern in 1990. During his tenure, the Company's loan portfolio grew from $360 million, with lending operations primarily in the southwest Missouri region, to $3.8 billion with lending operations in eight states. Mr. Mitchem and the Company began planning for his pending retirement more than a year ago to ensure a smooth management transition. At that time, the Company restructured the lending division to better reflect the Company's size and scope. The lending division now has two separate areas of responsibility – loan production led by John Bugh and credit administration led by Kevin Baker.  Mr. Bugh and Mr. Baker are long-term Great Southern lenders, who each have more than 27 years of banking experience.

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

Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over a number of years, making it difficult to anticipate the overall financial impact on the Company and the financial services industry more generally. Provisions in the legislation that affect deposit insurance assessments and payment of interest on demand deposits could increase the costs associated with deposits. Provisions in the legislation that require revisions to the capital requirements of the Company and the Bank could require the Company and the Bank to seek additional sources of capital in the future.

A provision of the Dodd-Frank Act, commonly referred to as the "Durbin Amendment," directed the FRB to analyze the debit card payments system and fix the interchange rates based upon their estimate of actual costs. The FRB has established the interchange rate for all debit transactions for issuers with over $10 billion in assets at $0.21 per transaction. An additional five basis points of the transaction amount and an additional $0.01 may be collected by the issuer for fraud prevention and recovery, provided the issuer performs certain actions. The Bank is currently exempt from the rule on the basis of asset size.

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

The new rules refine the definitions of what constitutes regulatory capital and add a new regulatory capital element, common equity Tier 1 capital. The minimum capital ratios are (i) a common equity Tier 1 ("CET1") risk-based capital ratio of 4.5%; (ii) a Tier 1 risk-based capital ratio of 6%; (iii) a total risk-based capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4%. In addition to the minimum capital ratios, the new rules include a capital conservation buffer, under which a banking organization must have CET1 more than 2.5% above each of its minimum risk-based capital ratios in order to avoid restrictions on paying dividends, repurchasing shares, and paying certain discretionary bonuses.  The new capital conservation buffer requirement began phasing in beginning on January 1, 2016 when a buffer greater than 0.625% of risk-weighted assets was required, which amount will increase an equal amount each year until the buffer requirement of greater than 2.5% of risk-weighted assets is fully implemented on January 1, 2019.

Effective January 1, 2015, the new rules also revised the prompt corrective action framework, which is designed to place restrictions on insured depository institutions if their capital levels show signs of weakness. Under the new prompt corrective action requirements, insured depository institutions are required to meet the following in order to qualify as "well capitalized:" (i) a common equity Tier 1 risk-based capital ratio of at least 6.5%, (ii) a Tier 1 risk-based capital ratio of at least 8%, (iii) a total risk-based capital ratio of at least 10% and (iv) a Tier 1 leverage ratio of 5%, and must not be subject to an order, agreement or directive mandating a specific capital level.

Recent Accounting Pronouncements

See Note 1 to the accompanying audited financial statements, which are included in Item 8 of this Report, for a description of recent accounting pronouncements including the respective dates of adoption and expected effects on the Company's financial position and results of operations.

Comparison of Financial Condition at December 31, 2016 and December 31, 2015

During the year ended December 31, 2016, total assets increased by $446.5 million to $4.55 billion. The increase was primarily attributable to the loan, premises and equipment and intangible assets related to the Fifth Third Bank branch acquisition, as well as an increase in loans originated by the Bank and cash and cash equivalents, partially offset by reductions in available-for-sale investment securities and the FDIC indemnification asset.

Net loans increased $419.4 million to $3.76 billion at December 31, 2016.  Outstanding and undisbursed balances of other residential (multi-family) loans increased $243.8 million, or 58.1%, commercial construction loans increased $179.8 million, or 29.9%, commercial real estate loans increased $143.4 million, or 13.7%, owner occupied one- to four-family residential loans increased $90.1 million, or 81.7%, and consumer auto loans increased $54.3 million, or 12.4%.  Partially offsetting these increases was a decrease in net loans acquired through the FDIC-assisted transactions of $79.7 million, or 22.0%, primarily because of loan repayments.

Related to the loans purchased in the 2012, 2011 and 2009 FDIC-assisted transactions, the Company originally recorded indemnification assets which represented payments expected to be received from the FDIC through loss sharing agreements.  As noted previously, the loss sharing agreements for Team Bank, Vantus Bank and Sun Security Bank, and the related remaining indemnification assets were terminated during 2016.  The remaining balance of the FDIC indemnification is related to InterBank, and the total amount at December 31, 2016 was $13.1 million, a decrease of $11.0 million from $24.1 million at December 31, 2015, $21.1 million of which related to InterBank.  The 2014 Valley Bank acquisition did not include a loss sharing agreement with the FDIC; therefore, no indemnification asset was recorded as part of the transaction.

Securities available for sale decreased $49.0 million, or 18.6%, as compared to December 31, 2015.  The decrease was primarily due to calls of municipal securities and U. S. government agency securities, sales of certain mortgage-backed securities, the sale of an investment in a managed equity fund held by the Company, and normal monthly payments received related to the portfolio of mortgage-backed securities, partially offset by the purchase of certain mortgage-backed securities.  The Company was required to divest the investment it held in the managed equity fund as a result of regulations recently adopted by the Federal Reserve Board.  Other investment securities were reduced because they were no longer needed for pledging for public fund deposits.  The available-for-sale securities portfolio was 4.7% and 6.4% of total assets at December 31, 2016 and 2015, respectively.

Cash and cash equivalents were $279.8 million at December 31, 2016, an increase of $80.6 million, or 40.5%, from $199.2 million at December 31, 2015.  During the year ended December 31, 2016, cash and cash equivalents increased primarily due to the cash received in the Fifth Third Bank transaction, sales of and payments received on available-for-sale securities, increases in deposits and the net proceeds of the issuance of $75.0 million of subordinated notes.  This increase in cash and cash equivalents was partially offset by using a portion of the cash to fund loan growth.

Net premises and equipment increased $10.9 million from December 31, 2015, primarily due to the branches acquired in the Fifth Third Bank transaction, partially offset by the transfer of branch properties closed in January 2016 to other real estate owned and the sale of two branches.

The Company's goodwill and other intangible assets totaled $12.5 million at December 31, 2016, an increase of $6.7 million, or 117.1%, compared to $5.8 million at December 31, 2015.  The increase was due to the goodwill and core deposit intangible amounts recorded during the three months ended March 31, 2016 related to the Fifth Third Bank branch acquisition, as discussed above in the "Goodwill and Intangible Assets" section of this report.

Total liabilities increased $414.9 million from $3.71 billion at December 31, 2015 to $4.12 billion at December 31, 2016. The increase was primarily attributable to an increase in deposits and the issuance of subordinated notes.  Deposits increased due to the deposits assumed in the Fifth Third Bank branch transaction, as well as growth in the Company's existing deposits and brokered deposits. In the year ended December 31, 2016, total deposit balances increased $408.6 million, or 12.5%.  Transaction account balances increased $212.0 million during the year ended December 31, 2016, while retail certificates of deposit increased $156.1 million during the year ended December 31, 2016.

Federal Home Loan Bank advances decreased $232.0 million, from $263.5 million at December 31, 2015 to $31.5 million at December 31, 2016.  The decreased advances were replaced with overnight fed funds borrowings through the FHLBank based on funding needs.  As such, short-term borrowings increased by $171.0 million, from $1.3 million at December 31, 2015 to $172.3 million at December 31, 2016.  The overnight fed funds borrowing rate was lower than the one week or longer term rates for FHLBank advances, so the Company elected to utilize the overnight borrowings.

In August 2016, the Company issued $75 million of 5.25% fixed-to-floating rate Subordinated Notes due August 15, 2026.  The notes were sold at par, resulting in net proceeds, after underwriting discounts and commissions and other issuance costs, of approximately $73.5 million.  The Company intends to use the net proceeds of the offering for general corporate purposes.

Total stockholders' equity increased $31.6 million from $398.2 million at December 31, 2015 to $429.8 million at December 31, 2016.  The Company recorded net income of $45.3 million for the year ended December 31, 2016, and dividends declared on common stock were $12.2 million. Accumulated other comprehensive income decreased $4.1 million.  The decrease in accumulated other comprehensive income resulted from decreases in the fair value of the Company's available-for-sale investment securities.  In addition, total stockholders' equity increased $2.6 million due to stock option exercises.

Results of Operations and Comparison for the Years Ended December 31, 2016 and 2015

General

Net income decreased $1.2 million, or 2.5%, during the year ended December 31, 2016, compared to the year ended December 31, 2015.  Net income was $45.3 million for the year ended December 31, 2016 compared to $46.5 million for the year ended December 31, 2015.  This decrease was due to an increase in non-interest expense of $6.1 million, or 5.3%, a decrease in net interest income of $5.3 million, or 3.1%, an increase in the provision for loan losses of $3.8 million, or 68.2% and an increase in provision for income taxes of $952,000, or 6.1%, partially offset by an increase in non-interest income of $14.9 million, or 109.9%.  Net income available to common shareholders was $45.3 million for the year ended December 31, 2016 compared to $45.9 million for the year ended December 31, 2015.

Total Interest Income

Total interest income increased $824,000, or 0.4%, during the year ended December 31, 2016 compared to the year ended December 31, 2015. The increase was due to a $1.6 million, or 0.9%, increase in interest income on loans, partially offset by an $819,000, or 11.5%, decrease in interest income on investment securities and other interest-earning assets.  Interest income on loans increased in 2016 due to higher average balances on loans, partially offset by lower average rates of interest. Interest income from investment securities and other interest-earning assets decreased during 2016 compared to 2015 primarily due to lower average balances, partially offset by higher average rates of interest.
Interest Income - Loans
During the year ended December 31, 2016 compared to the year ended December 31, 2015, interest income on loans increased due to higher average balances, partially offset by lower average interest rates.  Interest income increased $21.8 million as the result of higher average loan balances, which increased from $3.24 billion during the year ended December 31, 2015, to $3.66 billion during the year ended December 31, 2016.  The higher average balances were primarily due to organic loan growth, in addition to the loans obtained as part of the Fifth Third Bank branch acquisition.  Interest income decreased $20.2 million as the result of lower average interest rates on loans.  The average yield on loans decreased from 5.48% during the year ended December 31, 2015 to 4.89% during the year ended December 31, 2016.  This decrease was due to lower overall loan rates, and a lower amount of accretion income in the current year resulting from the increases in expected cash flows to be received from the FDIC-acquired loan pools, which is discussed in Note 4 of the accompanying audited financial statements, which are included in Item 8 of this report.

On an on-going basis, the Company estimates the cash flows expected to be collected from the acquired loan pools. This cash flows estimate has increased, based on the payment histories and the collection of certain loans, thereby reducing loss expectations of certain loan pools, resulting in adjustments to be spread on a level-yield basis over the remaining expected lives of the loan pools. The loss sharing agreements for the Team Bank, Vantus Bank and Sun Security Bank transactions were terminated in April 2016, and the related indemnification assets were reduced to $-0- at that time.  The Valley Bank transaction does not include a loss sharing agreement with the FDIC.  Therefore, for these four acquisition transactions, there is no related indemnification asset. The entire amount of the discount adjustment has been and will be accreted to interest income over time with no offsetting impact to non-interest income.  For the loan pools acquired in the InterBank transaction, the increases in expected cash flows also reduce the amount of expected reimbursements under the loss sharing agreement with the FDIC, which is recorded as an indemnification asset. Therefore, the expected indemnification asset has also been reduced, resulting in adjustments to be amortized on a comparable basis over the remainder of the loss sharing agreement or the remaining expected life of the loan pools, whichever is shorter.  For the years ended December 31, 2016 and 2015, the adjustments increased interest income by $16.4 million and $28.5 million, respectively, and decreased non-interest income by $7.0 million and $19.5 million, respectively.  The net impact to pre-tax income was $9.4 million and $9.0 million, respectively, for the years ended December 31, 2016 and 2015.

As of December 31, 2016, the remaining accretable yield adjustment that will affect interest income is $6.3 million and the remaining adjustment to the indemnification assets related to InterBank, including the effects of the clawback liability, that will affect non-interest income (expense) is $(2.5) million.  The $6.3 million of accretable yield adjustment relates to Team Bank, Vantus Bank, Sun Security Bank, InterBank and Valley Bank. The expense, as noted, is only related to InterBank, as there is no longer, nor will there be in the future, indemnification asset amortization expense related to Team Bank, Vantus Bank or Sun Security Bank due to the early termination of the remaining related loss sharing agreements for those transactions in April 2016.  Of the remaining adjustments, we expect to recognize $4.3 million of interest income and $(1.7) million of non-interest income (expense) during 2017. Additional adjustments may be recorded in future periods from the FDIC-assisted acquisitions, as the Company continues to estimate expected cash flows from the acquired loan pools.  Apart from the yield accretion, the average yield on loans was 4.44% during the year ended December 31, 2016, compared to 4.60% during the year ended December 31, 2015, as a result of loan pay-offs, normal amortization of higher-rate loans and new loans that were made at current lower market rates. Interest income also decreased due to significant interest recoveries in the prior year period, as discussed in the paragraph below.

In the year ended December 31, 2015, the Company collected $891,000 on certain acquired loans which had previously not been expected to be collectible.  These collections were recorded as interest income in 2015 and had a positive impact on the net interest margin in that year of approximately three basis points. As the loans were subject to loss sharing agreements at that time, 80% of the amounts collected, or $713,000, was recorded in 2015 and included in non-interest income under "accretion (amortization) of income related to business acquisitions."

Interest Income - Investments and Other Interest-earning Assets
Interest income on investments and other interest-earning assets decreased $819,000 in the year ended December 31, 2016 compared to the year ended December 31, 2015.  Interest income decreased $1.9 million as a result of a decrease in average balances from $483.0 million during the year ended December 31, 2015, to $366.3 million during the year ended December 31, 2016.  Average balances of securities decreased due to certain U. S. government agency securities and municipal securities being called, the sale of certain mortgage-backed securities, normal monthly payments received related to the portfolio of mortgage-backed securities, and the sale during the year of an investment in a managed equity fund held by the Company.  Interest income increased $1.1 million due to an increase in average interest rates from 1.47% during the year ended December 31, 2015 to 1.72% during the year ended December 31, 2016, due to a higher portion of the investment portfolio in tax-exempt municipal bonds and higher market rates of interest on other interest-bearing deposits in financial institutions.

The Company's interest-earning deposits and non-interest-earning cash equivalents currently earn very low or no yield and therefore negatively impact the Company's net interest margin. At December 31, 2016, the Company had cash and cash equivalents of $279.8 million compared to $199.2 million at December 31, 2015.  See "Net Interest Income" for additional information on the impact of this interest activity.

Total Interest Expense
Total interest expense increased $6.1 million, or 38.3%, during the year ended December 31, 2016, when compared with the year ended December 31, 2015, due to an increase in interest expense on deposits of $3.9 million, or 28.7%, an increase in interest expense on the newly issued subordinated notes of $1.6 million, an increase in interest expense on short-term and structured repo borrowings of $1.1 million, or 1,649.2%, and an increase in interest expense on subordinated debentures issued to capital trust of $89,000, or 12.5%, partially offset by a decrease in interest expense on FHLBank advances of $493,000, or 28.9%.

Interest Expense - Deposits
Interest on demand deposits increased $832,000 due to an increase in average rates from 0.20% during the year ended December 31, 2015, to 0.26% during the year ended December 31, 2016.  Interest on demand deposits increased $198,000 due to an increase in average balances from $1.40 billion in the year ended December 31, 2015, to $1.50 billion in the year ended December 31, 2016.  The increase in average balances of interest-bearing demand deposits was primarily a result of the deposits assumed as part of the Fifth Third Bank branch acquisition, partially offset by decreases in certain deposit types, such as public funds.
Interest expense on time deposits increased $1.8 million as a result of an increase in average rates of interest from 0.85% during the year ended December 31, 2015, to 0.98% during the year ended December 31, 2016.  Interest expense on time deposits increased $1.0 million due to an increase in average balances of time deposits from $1.26 billion during the year ended December 31, 2015, to $1.37 billion during the year ended December 31, 2016.  The increase in average balances of time deposits was primarily a result of increased balances of brokered deposits and time deposits opened through the Company's internet deposit acquisition channels.  A large portion of the Company's certificate of deposit portfolio matures within six to eighteen months and therefore reprices fairly quickly; this is consistent with the portfolio over the past several years.

Interest Expense - FHLBank Advances, Short-term Borrowings and Structured Repurchase Agreements, Subordinated Debentures Issued to Capital Trust and Subordinated Notes

 Interest expense on FHLBank advances decreased due to lower average balances, partially offset by higher average rates of interest.  Interest expense on FHLBank advances decreased $1.4 million due to a decrease in average balances from $175.9 million during the year ended December 31, 2015, to $68.3 million during the year ended December 31, 2016.  This decrease was primarily due to the paydown and partial replacement of short-term FHLBank advances with overnight fed funds borrowings from the FHLBank.  Partially offsetting the decrease due to reduced average balances was an increase in interest expense of $919,000 due to an increase in average interest rates from 0.97% in the year ended December 31, 2015, to 1.78% in the year ended December 31, 2016.  The increase in the average rate was due to a change in the mix of advances compared to the prior year.  Short-term advances with very low interest rates were utilized more significantly in the prior year, which caused the overall average rate to be lower.  In the current year, the Company utilized more overnight borrowings from the FHLBank which are included in short-term borrowings, with the remaining balance of FHLBank advances being longer term at a higher rate.

 Interest expense on short-term borrowings and repurchase agreements increased $996,000 due to average rates that increased from 0.03% in the year ended December 31, 2015, to 0.35% in the year ended December 31, 2016.  The increase was due to a change in the mix of borrowings in the current period, during which overnight fed funds borrowings from the FHLBank were increased, which are at a higher interest rate than customer repurchase agreements.  Interest expense on short-term borrowings and repurchase agreements increased $76,000 due to an increase in average balances from $192.1 million during the year ended December 31, 2015, to $327.7 million during the year ended December 31, 2016, which is primarily due to an increase in short-term borrowings from the FHLBank.

During the year ended December 31, 2016, compared to the year ended December 31, 2015, interest expense on subordinated debentures issued to capital trusts increased $168,000 due to higher average interest rates.  The average interest rate was 2.48% in 2015, compared to 3.12% in 2016.  The increase in the interest rate resulted from the amortization of the cost of interest rate caps the Company purchased in 2013 to limit the interest rate risk from rising LIBOR rates related to the Company's subordinated debentures issued to capital trusts.  Interest expense on subordinated debentures issued to capital trusts decreased $79,000 due to a decrease in average balances from $28.8 million for the year ended December 31, 2015 to $25.8 million during the year ended December 31, 2016.  The average balance decreased because the Company redeemed $5.0 million of its subordinated debentures issued to capital trust during 2015.  The remaining debentures are variable-rate debentures which bear interest at an average rate of three-month LIBOR plus 1.60%, adjusting quarterly.  The average interest rate will continue to be higher than this until the third quarter of 2017 as a result of the amortization of the cost of the interest rate cap.

In August 2016, the Company issued $75 million of 5.25% fixed-to-floating rate subordinated notes due August 15, 2026.  The notes were sold at par, resulting in net proceeds, after underwriting discounts and commissions and other issuance costs, of approximately $73.5 million.  Interest expense on the subordinated notes for the year ended December 31, 2016 was $1.6 million.

Net Interest Income

Net interest income for the year ended December 31, 2016 decreased $5.3 million to $163.1 million compared to $168.4 million for the year ended December 31, 2015. Net interest margin was 4.05% for the year ended December 31, 2016, compared to 4.53% in 2015, a decrease of 48 basis points.  In both years, the Company's net interest income and margin have been significantly impacted by the increases in expected cash flows to be received from the FDIC-acquired loan pools and the resulting increase to accretable yield, which was discussed previously in "Interest Income – Loans" and is discussed in Note 4 of the accompanying audited financial statements, which are included in Item 8 of this Report.  The positive impact of these changes on the years ended December 31, 2016 and 2015 were increases in interest income of $16.4 million and $28.5 million, respectively, and increases in net interest margin of 41 basis points and 77 basis points, respectively.  Excluding the positive impact of the additional yield accretion, net interest margin decreased 12 basis points during the year ended December 31, 2016.  The decrease in net interest margin was primarily due to a decrease in average interest rate on loans (primarily due to decreased interest income on loans acquired in the FDIC-assisted transactions) and an increase in the average interest rate on time deposits and borrowings, partially offset by an increase in the average interest rate on investment securities.

The Company's overall interest rate spread decreased 51 basis points, or 11.5%, from 4.44% during the year ended December 31, 2015, to 3.93% during the year ended December 31, 2016. The decrease was due to a 36 basis point decrease in the weighted average yield on interest-earning assets and a 15 basis point increase in the weighted average rate paid on interest-bearing liabilities. In comparing the two years, the yield on loans decreased 59 basis points while the yield on investment securities and other interest-earning assets increased 25 basis points. The rate paid on deposits increased 10 basis points, the rate paid on FHLBank advances increased 81 basis points, the rate paid on short-term borrowings increased 32 basis points and the rate paid on subordinated debentures issued to capital trust increased 64 basis points.  In addition, the new subordinated notes paid interest at an average rate of 553 basis points.

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

The provision for loan losses increased $3.8 million, to $9.3 million, during the year ended December 31, 2016, when compared with the year ended December 31, 2015.  At December 31, 2016, the allowance for loan losses was $37.4 million, a decrease of $749,000 from December 31, 2015. Total net charge-offs were $10.0 million and $5.8 million for the years ended December 31, 2016 and 2015, respectively.  Excluding those related to loans covered by loss sharing agreements, six relationships made up $5.5 million of the total $10.0 million in net charge-offs for the year ended December 31, 2016.  Gross charge-offs for the year were partially offset by recoveries, including recoveries on two separate relationships totaling $1.1 million, which had previously been charged off.  During the year ended December 31, 2016, $3.8 million of the $10.0 million of net charge-offs were in the consumer auto category.  General market conditions and unique circumstances related to individual borrowers and projects contributed to the level of provisions and charge-offs.  As properties were categorized as potential problem loans, non-performing loans or foreclosed assets, evaluations were made of the values of these assets with corresponding charge-offs as appropriate.

At December 31, 2016, loans acquired in the InterBank FDIC-assisted transaction were covered by a loss sharing agreement between the FDIC and Great Southern Bank, which affords Great Southern Bank at least 80% protection from losses in the acquired portfolio of loans.  The FDIC loss sharing agreement is subject to limitations on the types of losses covered and the length of time losses are covered and is conditioned upon the Bank complying with its requirements in the agreement with the FDIC.  These limitations are described in detail in Note 4 of the accompanying financial statements, which are included in Item 8 of this report.  In April 2016, the loss sharing agreements for Team Bank, Vantus Bank and Sun Security Bank were terminated.  Loans acquired from the FDIC related to Valley Bank did not have a loss sharing agreement.  All acquired loans were grouped into pools based on common characteristics and were recorded at their estimated fair values, which incorporated estimated credit losses at the acquisition date.  These loan pools are systematically reviewed by the Company to determine the risk of losses that may exceed those identified at the time of the acquisition.  Techniques used in determining risk of loss are similar to those used to determine the risk of loss for the legacy Great Southern Bank portfolio, with most focus being placed on those loan pools which include the larger loan relationships and those loan pools which exhibit higher risk characteristics.  Review of the acquired loan portfolio also includes meetings with customers, review of financial information and collateral valuations to determine if any additional losses are apparent.

The allowance for loan losses as a percentage of total loans, excluding acquired covered and non-covered loans, was 1.04% and 1.20% at December 31, 2016 and 2015, respectively.  Management considers the allowance for loan losses adequate to cover losses inherent in the Company's loan portfolio at December 31, 2016, based on recent reviews of the Company's loan portfolio and current economic conditions.  If economic conditions were to deteriorate or management's assessment of the loan portfolio were to change, it is possible that additional loan loss provisions would be required, thereby adversely affecting future results of operations and financial condition.

Non-performing Assets

Former TeamBank, Vantus Bank, Sun Security Bank and InterBank non-performing assets, including foreclosed assets and potential problem loans, are not included in the totals or in the discussion of non-performing loans, potential problem loans and foreclosed assets below as they are, or were, subject to loss sharing agreements with the FDIC, which cover at least 80% of principal losses that may be incurred in these portfolios for the applicable terms under the agreements.  In addition, these assets were initially recorded at their estimated fair values as of their acquisition dates.  The overall performance of the loan pools acquired in 2009, 2011 and 2012 in FDIC-assisted transactions has been better than original expectations as of the acquisition dates.  Former Valley Bank loans are also excluded from the totals and the discussion of non-performing loans, potential problem loans and foreclosed assets below, although they are not covered by a loss sharing agreement.  Former Valley Bank loans are accounted for in pools and were recorded at their fair value at the time of the acquisition; therefore, these loan pools are analyzed rather than the individual loans.

As previously discussed, the remaining loss sharing agreements for Team Bank, Vantus Bank and Sun Security Bank were terminated in April 2016.  Loss sharing agreements covering single-family loans and foreclosed assets and non-single-family loans and foreclosed assets related to the Inter Savings Bank FDIC-assisted acquisition are still in place in accordance with their contractual terms.

As a result of changes in balances and composition of the loan portfolio, changes in economic and market conditions that occur from time to time, and other factors specific to a borrower's circumstances, the level of non-performing assets will fluctuate.

Non-performing assets, excluding FDIC-covered and formerly covered non-performing assets and other FDIC-assisted acquired assets, at December 31, 2016, were $39.3 million, a decrease of $4.7 from $44.0 million at December 31, 2015.  Non-performing assets, excluding FDIC-covered and formerly covered non-performing assets and other FDIC-assisted acquired assets, as a percentage of total assets were 0.86% at December 31, 2016, compared to 1.07% at December 31, 2015.

Compared to December 31, 2015, non-performing loans decreased $2.5 million to $14.1 million at December 31, 2016, and foreclosed assets decreased $2.1 million to $25.2 million at December 31, 2016.  Non-performing commercial real estate loans comprised $4.4 million, or 31.3%, of the total of $14.1 million of non-performing loans at December 31, 2016.  The majority of the decrease in the commercial real estate category was due to one relationship where the notes were sold and the loans paid off after charge-offs of $2.0 million during 2016.  Another relationship totaling $982,000 was transferred to foreclosed assets. In addition, $3.1 million of the transfers to foreclosed assets in the commercial real estate category and approximately $670,000 of the charge-offs were related to another relationship.  Non-performing commercial business loans were $3.1 million, or 21.9%, of total non-performing loans at December 31, 2016.  The increase in non-performing commercial business loans was primarily due to the addition of one relationship in 2016.  Non-performing consumer loans were $2.6 million, or 18.7%, of total non-performing loans at December 31, 2016.  Non-performing one-to four-family residential loans comprised $2.0 million, or 13.9%, of the total non-performing loans at December 31, 2016.  Non-performing land development loans were $1.7 million, or 12.2%, of total non-performing loans at December 31, 2016.  The increase in non-performing land development loans was primarily due to the addition of one relationship in 2016.

Non-performing Loans. Activity in the non-performing loans category during the year ended December 31, 2016, was as follows:

	Beginning Balance, January 1	Additions	Removed from Non- Performing	Transfers to Potential Problem Loans	Transfers to Foreclosed Assets	Charge-Offs	Payments	Ending Balance, December 31
	(In Thousands)

One- to four-family construction	$—	$—	$—	$—	$—	$—	$—	$—
Subdivision construction	—	143	—	—	—	—	(34)	109
Land development	139	1,635	—	—	—	(30)	(26)	1,718
Commercial construction	—	—	—	—	—	—	—	—
One- to four-family residential	1,357	1,834	(84)	(103)	(412)	(197)	(433)	1,962
Other residential	—	178	—	—	—	(16)	—	162
Commercial real estate	13,488	6,949	—	—	(7,249)	(3,455)	(5,329)	4,404
Other commercial	288	3,448	—	(78)	—	(185)	(385)	3,088
Consumer	1,297	4,842	(259)	(114)	(666)	(990)	(1,472)	2,638

Total	$16,569	$19,029	$(343)	$(295)	$(8,327)	$(4,873)	$(7,679)	$14,081

At December 31, 2016, the non-performing commercial real estate category included 10 loans, seven of which were added during the year.  The largest relationship in this category, which was added prior to 2016, totaled $1.7 million, or 38.5% of the total category, and is collateralized by a theatre property in Branson, Mo.  One relationship in this category, which had a balance of $6.5 million at December 31, 2015, had $2.0 million in charge-offs and $5.1 million in payments (net of operating funds advanced) during the year.  The relationship was collateralized by three operating long-term health care facilities in Missouri.  These related notes were sold during 2016 for payment of the amount of the remaining balances after the charge-offs, resulting in a balance of zero at December 31, 2016.  During 2016, $3.1 million of the transfers to foreclosed assets in the commercial real estate category and approximately $670,000 of the charge-offs were related to another relationship.  This relationship is secured by property located in the Branson, Mo., area, and includes a lakefront resort, marina and related amenities, condominiums and lots.  In addition to those relationships already discussed, $3.8 million of the transfers to foreclosed assets in the commercial real estate category during the year related to three additional relationships.  The non-performing commercial business category included five loans, four of which were added during 2016.  The largest loan in this category, which was added in 2016, totaled $3.0 million, or 95.6% of the total category, and is secured by the borrower's interest in a condo project in Branson, Mo.  The Bank's lending involvement with this project dates back to 2005.  This project had experienced some performance difficulties in the past and a new borrower became involved in this project during 2013.  The non-performing one- to four-family residential category included 38 loans, 27 of which were added during 2016.  The non-performing land development category included two loans.  The largest loan in this category, which was originated in 2007, totaled $1.6 million, or 95.1% of the total category, and was collateralized by land in the St. Louis, Mo. area.  The non-performing consumer category included 188 loans, 174 of which were added during 2016.

Foreclosed Assets. Of the total $32.7 million of other real estate owned at December 31, 2016, $1.4 million represents the fair value of foreclosed assets covered by FDIC loss sharing agreements, $316,000 represents the fair value of foreclosed assets previously covered by FDIC loss sharing agreements, $2.0 million represents foreclosed assets related to Valley Bank and not covered by loss sharing agreements, $9,000 represents other repossessed assets related to acquired loans, and $3.7 million represents properties which were not acquired through foreclosure, including former branch locations that have been closed and are held for sale and land which was acquired for a potential branch location . The acquired loss share covered and non-covered foreclosed and other assets acquired in the FDIC-assisted transactions and the properties not acquired through foreclosure are not included in the following table and discussion of other real estate owned.  Because sales of foreclosed properties exceeded additions, total foreclosed assets decreased.  Activity in foreclosed assets during the year ended December 31, 2016, was as follows:

	Beginning Balance, January 1	Additions	Proceeds from Sales	Capitalized Costs	ORE Expense Write-Downs	Ending Balance, December 31
	(In Thousands)

One- to four-family construction	$—	$—	$—	$—	$—	$—
Subdivision construction	7,016	—	(362)	—	(294)	6,360
Land development	12,133	—	(1,247)	—	—	10,886
Commercial construction	—	—	—	—	—	—
One- to four-family residential	1,375	477	(435)	—	(200)	1,217
Other residential	2,150	—	(1,252)	146	(90)	954
Commercial real estate	3,608	7,094	(6,170)	—	(691)	3,841
Commercial business	—	—	—	—	—	—
Consumer	1,109	13,332	(12,450)	—	—	1,991

Total	$27,391	$20,903	$(21,916)	$146	$(1,275)	$25,249

At December 31, 2016, the land development category of foreclosed assets included 22 properties, the largest of which was located in northwest Arkansas and had a balance of $1.4 million, or 12.6% of the total category.  Of the total dollar amount in the land development category of foreclosed assets, 39.1% and 33.1% was located in the Branson, Mo. area and in the northwest Arkansas area, respectively, including the largest property previously mentioned.  The subdivision construction category of foreclosed assets included 27 properties, the largest of which was located in the Springfield, Mo. metropolitan area and had a balance of $1.2 million, or 19.4% of the total category.  Of the total dollar amount in the subdivision construction category of foreclosed assets, 29.4% and 19.4% is located in Branson, Mo. and Springfield, Mo., respectively, including the largest property previously mentioned.  The commercial real estate category of foreclosed assets included six properties.  The largest relationship in the commercial real estate category, which includes two properties which were added during 2016, totaled $1.5 million, or 39.6% of the total category, and is made up of commercial retail property in Texas and Georgia, which was previously in non-performing loans.  The second largest relationship in the commercial real estate category, which was added during 2016, totaled $1.3 million, or 33.3% of the total category, and is a hotel located in the western United States, which was previously in non-performing loans. The $6.2 million in sales in the commercial real estate category of foreclosed assets was primarily from three properties.  Sales of $2.1 million related to a property which is located in southeast Missouri and was added in 2015.  Sales of $2.9 million related to a property located in the Branson, Mo., area, and included a lakefront resort, marina and related amenities, condominiums and lots.  Sales of $982,000 related to a motel property located in Springfield, Mo.  The one-to four-family residential category of foreclosed assets included nine properties, of which the largest relationship, with one property in the southwest Missouri area, had a balance of $421,000, or 34.6% of the total category.  Of the total dollar amount in the one-to- four-family category of foreclosed assets, 44.4% is located in the Branson, Mo., area.  The other residential category of foreclosed assets included five properties, four of which were part of the same condominium community, located in Branson, Mo. and had a balance of $694,000, or 72.7% of the total category.  The sales of $1.3 million in the other residential category were from six additional properties that were part of the same condominium community which were sold during 2016.  The larger amount of additions and sales under consumer loans are due to a higher volume of repossessions of automobiles, which generally are subject to a shorter repossession process.  Compared to previous years, in 2016 the Company experienced increased levels of delinquencies and repossessions in consumer loans, primarily indirect used automobile loans.

Potential Problem Loans. Potential problem loans decreased $5.8 million during the year ended December 31, 2016, from $12.8 million at December 31, 2015 to $7.0 million at December 31, 2016. This decrease was due to $6.0 million in loans transferred to the non-performing category, $2.6 million in loans removed from potential problem loans due to improvements in the credits, $2.2 million in charge-offs, $65,000 in loans transferred to foreclosed assets, and $3.4 million in payments on potential problem loans, partially offset by the addition of $8.5 million of loans to potential problem loans.  Potential problem loans are loans which management has identified through routine internal review procedures as having possible credit problems that may cause the borrowers difficulty in complying with current repayment terms. These loans are not reflected in non-performing assets, but are considered in determining the adequacy of the allowance for loan losses.  Activity in the potential problem loans category during the year ended December 31, 2016, was as follows:

	Beginning Balance, January 1	Additions	Removed from Potential Problem	Transfers to Non- Performing	Transfers to Foreclosed Assets	Charge-Offs	Payments	Ending Balance, December 31
	(In Thousands)

One- to four-family construction	$—	$—	$—	$—	$—	$—	$—	$—
Subdivision construction	288	—	(141)	(143)	—	—	(4)	—
Land development	4,130	5	—	—	—	—	—	4,135
Commercial construction	—	—	—	—	—	—	—	—
One- to four-family residential	844	196	(410)	(101)	(65)	(2)	(23)	439
Other residential	1,956	178	—	(178)	—	—	(1,956)	—
Commercial real estate	5,286	7,626	(1,802)	(5,544)	—	(2,142)	(1,362)	2,062
Other commercial	181	284	(153)	—	—	(68)	(40)	204
Consumer	134	221	(126)	(75)	—	—	(32)	122

Total	$12,819	$8,510	$(2,632)	$(6,041)	$(65)	$(2,212)	$(3,417)	$6,962

At December 31, 2016, the land development category of potential problem loans included three loans.  The largest loan in this category, which was added prior to 2016 and is collateralized by property in the Branson, Mo., area, totaled $3.8 million, or 92.9% of the total category.  The commercial real estate category of potential problem loans included four loans, all of which were added prior to 2016.  The largest relationship in this category contains two loans, with a total balance of $1.3 million, or 63.4% of the commercial real estate category.  This relationship is collateralized by commercial entertainment property and other property in Branson, Mo.  Two relationships made up $4.5 million in transfers to non-performing assets and $1.8 million in charge-offs in the commercial real estate category during 2016.  These relationships are discussed above under non-performing loans.  Of the $1.4 million in payments in this category, 95% was related to one loan, which was paid in full during 2016.  The other residential category of potential problem loans has a balance of zero at December 31, 2016.  During the year, payment was received in full on one loan which was previously included in the other residential category of potential problem loans totaling $2.0 million.  This loan was to the same borrower that was referenced above in the land development category.

Non-Interest Income

Non-interest income for the year ended December 31, 2016 was $28.5 million compared with $13.6 million for the year ended December 31, 2015. The increase of $14.9 million, or 109.9%, was primarily the result of the following items:

Amortization of income related to business acquisitions:  The net amortization expense related to business acquisitions was reduced to $6.9 million for the year ended December 31, 2016, compared to $18.3 million for the year ended December 31, 2015.  The amortization expense for the year ended December 31, 2016, consisted of the following items:  $5.8 million of amortization expense related to the changes in cash flows expected to be collected from the FDIC-covered loan portfolios, $584,000 of impairment to certain indemnification assets and $1.4 million of amortization of the clawback liability.  The impairment of the indemnification asset was recorded pursuant to the expected loss on the FDIC loss share termination agreements that occurred in April 2016, as discussed in the Company's March 31, 2016 Quarterly Report on Form 10-Q.  Partially offsetting the expense was income from the accretion of the discount related to the indemnification asset for the InterBank acquisition of $896,000.

Net realized gains on sales of available-for-sale securities:  During 2016, the Company sold an investment held at the holding company level for a gain of $2.7 million.  This investment, the original amount of which was $1.0 million, was made in a managed equity fund.  The Company was required to divest this investment as a result of recent regulations enacted by the Federal Reserve Board.  There were no material gains on sales of investments in 2015.

Service charges and ATM fees:  Service charges and ATM fees increased $1.8 million compared to the prior year, primarily due to the additional accounts acquired in the Fifth Third Bank transaction in January 2016, which have had high levels of debit card activity, and overall higher levels of point-of-sale card activity.

Other income:  Other income decreased $918,000 compared to the prior year.  During 2015, the Company recorded a $1.1 million gain when it redeemed the trust preferred securities previously issued by Great Southern Capital Trust III at a discount.  Also in 2015, the Company sold a banking center building in Nebraska at a net gain of $671,000.  In addition, during 2015, the Company recognized a $300,000 gain on the sale of a non-marketable investment.  The Company recognized a $257,000 gain on the sale of the Thayer, Mo., branch and deposits during the first quarter of 2016 and a $110,000 gain was recognized on the sale of the Buffalo, Mo., branch and deposits during the first quarter of 2016.  In addition, in 2016, a gain of $238,000 was recognized on sales of fixed assets unrelated to the branch sales.

Non-Interest Expense

Total non-interest expense increased $6.0 million, or 5.3%, from $114.4 million in the year ended December 31, 2015, to $120.4 million in the year ended December 31, 2016.  The Company's efficiency ratio for the year ended December 31, 2016 was 62.86%, slightly higher than the 62.85% in 2015.  The 2016 ratio was negatively affected by the increase in non-interest expense and the decrease in net interest income, offset by an increase in non-interest income. The Company's ratio of non-interest expense to average assets decreased from 2.81% for the year ended December 31, 2015, to 2.76% for the year ended December 31, 2016.  The decrease in the current year ratio was due to the increase in average assets in 2016 compared to 2015, partially offset by the increase in non-interest expense.  Average assets for the year ended December 31, 2016, increased $303.4 million, or 7.5%, from the year ended December 31, 2015.  The following were key items related to the increase in non-interest expense for the year ended December 31, 2016 as compared to the year ended December 31, 2015:

Fifth Third Bank branch acquisition expenses:  The Company incurred approximately $1.4 million of expenses during 2016 related to the acquisition of certain branches of Fifth Third Bank, versus approximately $482,000 in acquisition related expenses in the prior year.  Those expenses for 2016 (net of prior year expense, if applicable), included approximately $317,000 of legal, audit and other professional fees expense, approximately $294,000 of computer license and support expense, approximately $436,000 in charges to replace former Fifth Third Bank customer checks with Great Southern Bank checks, and approximately $54,000 of travel, meals and other expenses related to the transaction and similar costs incurred during the year.  A number of these increases are discussed in the related categories below.

Salaries and employee benefits:  Salaries and employee benefits increased $1.7 million over the prior year period.  Salaries increased due to additional employee costs related to the branches acquired from Fifth Third Bank during the first quarter of 2016 ($2.3 million during 2016), which was partially offset by the reduction in expenses related to the 16 banking centers which were closed or sold during the first quarter of 2016 ($1.7 million during the prior year).  The remaining increase was due to increased staffing due to growth in lending and other operational areas.

Expense on foreclosed assets:  Expense on foreclosed assets increased $1.6 million compared to the prior year due to expenses and valuation write-downs of foreclosed assets, and the loss on final disposition of certain assets during the current year.  During 2016, expenses and loss on final disposition of two related properties totaling $320,000 were incurred.  In addition, approximately $912,000 in valuation write-downs, primarily related to these two properties, were taken during 2016. Collection expenses and losses on sales of non-real estate assets (primarily automobiles) increased $652,000 in 2016 compared to 2015.  The Company has increased its consumer lending, primarily in indirect automobile lending, significantly in the past few years.  The Company does not currently expect significant increases in this type of lending in future periods.

Other operating expenses:  Other operating expenses increased $1.6 million in the year ended December 31, 2016 compared to 2015.  Of this amount, $436,000 relates to check charges to replace Fifth Third customer checks as part of the acquisition in the first quarter of 2016.  There was also increased expense due to higher levels of debit card and check fraud losses in 2016.  These losses totaled $1.9 million in 2016 compared to $619,000 in 2015.  A large portion of the increase related to debit card fraud that resulted from a data security breach at a national retail merchant which operates stores in many of our markets, affecting some of our debit card customers who transacted business with the merchant.  The losses incurred by the Company resulted from regulatory requirements that banks reimburse debit card customers for unauthorized transactions.  In regard to this particular merchant breach, we currently believe that further loss exposure will not be significant.

Legal, audit and other professional fees:  Legal, audit and other professional fees increased $478,000 from the prior year due to legal and professional fees related to the Fifth Third transaction, legal fees related to the resolution of two large non-performing loan relationships, and increased audit and accounting fees.

Supplies expense:  Supplies expense increased $375,000 compared to the prior year primarily due to approximately $318,000 of one-time costs incurred to stock a supply of chip-enabled debit cards.  In October 2016, the Company began mass issuing chip-enabled debit cards to its deposit customer base.

Provision for Income Taxes

The Company's effective tax rate was 26.7% and 25.1% for the years ended December 31, 2016 and 2015, respectively, which was lower than the statutory federal tax rate of 35%, due primarily to the utilization of certain investment tax credits and to tax-exempt investments and tax-exempt loans which reduced the Company's effective tax rate.  In future periods, the Company expects its effective tax rate typically will be 26-28% of pre-tax net income, assuming it continues to maintain or increase its use of investment tax credits and maintain or increase its pre-tax net income. The Company's effective tax rate may fluctuate as it is impacted by the level and timing of the Company's utilization of tax credits and the level of tax-exempt investments and loans and the overall level of pretax income.

Average Balances, Interest Rates and Yields

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. Average balances of loans receivable include the average balances of non-accrual loans for each period. Interest income on loans includes interest received on non-accrual loans on a cash basis. Interest income on loans includes the amortization of net loan fees which were deferred in accordance with accounting standards. Fees included in interest income were $5.0 million, $4.4 million and $3.2 million for 2016, 2015 and 2014, respectively. Tax-exempt income was not calculated on a tax equivalent basis. The table does not reflect any effect of income taxes.

	Dec. 31, 2016(2)	Year Ended December 31, 2016			Year Ended December 31, 2015			Year Ended December 31, 2014
	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
		(Dollars In Thousands)
Interest-earning assets:
Loans receivable:
One- to four-family residential	4.16%	$538,776	$28,674	5.32%	$459,378	$34,653	7.54%	$480,827	$41,343	8.60%
Other residential	4.07	535,793	25,052	4.68	423,476	21,236	5.01	375,754	21,268	5.66
Commercial real estate	4.19	1,146,983	53,516	4.67	1,071,765	50,952	4.75	920,340	47,724	5.19
Construction	3.85	394,051	18,059	4.58	340,666	15,538	4.56	259,993	13,330	5.13
Commercial business	4.37	316,526	17,389	5.49	328,319	19,137	5.83	296,318	17,722	5.98
Other loans	5.83	693,550	34,176	4.93	569,873	33,377	5.86	404,375	28,593	7.07
Industrial revenue bonds (1)	5.21	33,681	2,017	5.99	42,310	2,347	5.55	46,499	2,589	5.57

Total loans receivable	4.58	3,659,360	178,883	4.89	3,235,787	177,240	5.48	2,784,106	172,569	6.20

Investment securities (1)	3.13	249,484	5,741	2.30	330,328	6,797	2.06	495,155	10,467	2.11
Other interest-earning assets	0.66	116,812	551	0.47	152,720	314	0.21	185,072	326	0.18

Total interest-earning assets	4.35	4,025,656	185,175	4.60	3,718,835	184,351	4.96	3,464,333	183,362	5.29
Non-interest-earning assets:
Cash and cash equivalents		108,593			106,326			96,665
Other non-earning assets		236,544			242,238			263,495
Total assets		$4,370,793			$4,067,399			$3,824,493

Interest-bearing liabilities:
Interest-bearing demand and savings	0.26	$1,496,837	3,888	0.26	$1,404,489	2,858	0.20	$1,429,893	3,088	0.22
Time deposits	1.01	1,370,935	13,499	0.98	1,257,059	10,653	0.85	1,042,563	8,137	0.78
Total deposits	0.63	2,867,772	17,387	0.61	2,661,548	13,511	0.51	2,472,456	11,225	0.45
Short-term borrowings and repurchase agreements	0.50	327,658	1,137	0.35	192,055	65	0.03	188,906	1,099	0.58
Subordinated debentures issued to capital trust	2.49	25,774	803	3.12	28,754	714	2.48	30,929	567	1.83
Subordinated notes	5.45	28,526	1,578	5.53	—	—	—	—	—	—
FHLB advances	3.30	68,325	1,214	1.78	175,873	1,707	0.97	171,997	2,910	1.69

Total interest-bearing liabilities	0.76	3,318,055	22,119	0.67	3,058,230	15,997	0.52	2,864,288	15,801	0.55
Non-interest-bearing liabilities:
Demand deposits		608,115			541,714			535,132
Other liabilities		29,824			28,772			22,403
Total liabilities		3,955,994			3,628,716			3,421,823
Stockholders' equity		414,799			438,683			402,670
Total liabilities and stockholders' equity		$4,370,793			$4,067,399			$3,824,493

Net interest income:
Interest rate spread	3.59%		$163,056	3.93%		$168,354	4.44%		$167,561	4.74%
Net interest margin*				4.05%			4.53%			4.84%
Average interest-earning assets to average interest-bearing liabilities		121.3%			121.6%			120.9%

*	Defined as the Company's net interest income divided by total interest-earning assets.
(1)
 Of the total average balances of investment securities, average tax-exempt investment securities were $72.0 million, $79.9 million and $87.9 million for 2016, 2015 and 2014, respectively. In addition, average tax-exempt industrial revenue bonds were $32.0 million, $36.1 million and $38.5 million in 2016, 2015 and 2014, respectively. Interest income on tax-exempt assets included in this table was $3.8 million, $4.4 million and $5.2 million for 2016, 2015 and 2014, respectively. Interest income net of disallowed interest expense related to tax-exempt assets was $3.7 million, $4.2 million and $5.0 million for 2016, 2015 and 2014, respectively.

(2)
The yield/rate on loans at December 31, 2016 does not include the impact of the accretable yield (income) on loans acquired in the FDIC-assisted transactions.  See "Net Interest Income" for a discussion of the effect on 2016 results of operations.

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

	Year Ended December 31, 2016 vs. December 31, 2015			Year Ended December 31, 2015 vs. December 31, 2014
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Rate	Volume		Rate	Volume
	(In Thousands)
Interest-earning assets:
Loans receivable	$(20,188)	$21,831	$1,643	$(21,429)	$26,100	$4,671
Investment securities	740	(1,796)	(1,056)	(272)	(3,398)	(3,670)
Other interest-earning assets	326	(89)	237	50	(62)	(12)
Total interest-earning assets	(19,122)	19,946	824	(21,651)	22,640	989
Interest-bearing liabilities:
Demand deposits	832	198	1,030	(176)	(54)	(230)
Time deposits	1,825	1,021	2,846	741	1,775	2,516
Total deposits	2,657	1,219	3,876	565	1,721	2,286
Short-term borrowings and structured repo	996	76	1,072	(1,052)	18	(1,034)
Subordinated debentures issued to capital trust	168	(79)	89	189	(42)	147
Subordinated notes	—	1,578	1,578	—	—	—
FHLBank advances	919	(1,412)	(493)	(1,267)	64	(1,203)
Total interest-bearing liabilities	4,740	1,382	6,122	(1,565)	1,761	196
Net interest income	$(23,862)	$18,564	$(5,298)	$(20,086)	$20,879	$793

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

Non-performing Loans. Activity in the non-performing loans category during the year ended December 31, 2015, was as follows:

	Beginning Balance, January 1	Additions	Removed from Non- Performing	Transfers to Potential Problem Loans	Transfers to Foreclosed Assets	Charge-Offs	Payments	Ending Balance, December 31
	(In Thousands)

One- to four-family construction	$—	$—	$—	$—	$—	$—	$—	$—
Subdivision construction	—	109	—	—	—	(55)	(54)	—
Land development	255	144	—	(50)	—	(197)	(13)	139
Commercial construction	—	—	—	—	—	—	—	—
One- to four-family residential	1,665	1,361	(451)	(340)	(316)	(66)	(496)	1,357
Other residential	—	—	—	—	—	—	—	—
Commercial real estate	4,699	13,391	(1,469)	—	(2,620)	(22)	(491)	13,488
Other commercial	411	415	(56)	(35)	—	(384)	(63)	288
Consumer	1,117	2,175	(198)	(114)	(188)	(514)	(981)	1,297

Total	$8,147	$17,595	$(2,174)	$(539)	$(3,124)	$(1,238)	$(2,098)	$16,569

At December 31, 2015, the non-performing commercial real estate category included nine loans, five of which were transferred from potential problem loans during the current year and related to three relationships.  The largest relationship in this category, which was transferred from potential problem loans to non-performing loans during the three months ended December 31, 2015, totaled $6.5 million, or 48.1% of the total category, and is collateralized by three operating long-term health care facilities in Missouri.  This relationship with the Bank began in 2000 and has performed adequately until recently.  A receiver was recently appointed to manage and stabilize the facilities.  The second largest relationship in this category, which was also transferred from potential problem loans during the three months ended December 31, 2015, totaled $3.7 million, or 27.6%, of the total category, and is collateralized by property in the Branson, Mo., area, including a lakefront resort, marina and related amenities, condominiums and lots.  This borrower has been in business for over 30 years and a bank customer since 1992.  In 2015, the project experienced declining occupancy rates and entered bankruptcy in the latter part of 2015.  Of the $1.5 million removed from non-performing commercial real estate loans during the year, $1.3 million was related to one loan, and was removed due to improvement in the credit and payment performance.  The non-performing one- to four-family residential category included 27 loans, 16 of which were added during the year.  The non-performing consumer category included 101 loans, 83 of which were added during the year.

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

At December 31, 2015, the land development category of foreclosed assets included 26 properties, the largest of which was located in northwest Arkansas and had a balance of $1.4 million, or 11.3% of the total category.  Of the total dollar amount in the land development category of foreclosed assets, 35.4% and 36.2% was located in northwest Arkansas and in the Branson, Mo., area, respectively, including the $1.4 million property previously mentioned.  Of the $5.0 million in proceeds from sales in the category, $2.9 million related to the sale of six properties, which included one property located in northwest Arkansas which was sold during the three months ended December 31, 2015, totaling $1.2 million.  In addition, two properties totaling $1.6 million in the Branson, Mo., area were sold, two properties in northwest Arkansas totaling $1.3 million were sold and one property in southwest Missouri totaling $585,000 was sold.  The subdivision construction category of foreclosed assets included 25 properties, the largest of which was located in the Springfield, Mo. metropolitan area and had a balance of $1.2 million, or 17.6% of the total category.  Of the total dollar amount in the subdivision construction category of foreclosed assets, 32.2% and 17.6% is located in Branson, Mo. and Springfield, Mo., respectively.  Of the $2.4 million in sales in this category, $2.3 million was from the sale of two properties.  One subdivision property totaling $1.3 million in the Kansas City, Mo. metropolitan area was sold and one subdivision property in the St. Louis, Mo. metropolitan area totaling $931,000 was sold.  The commercial real estate category of foreclosed assets included eight properties, three of which were related to the same borrower.  The largest property in the commercial real estate category of foreclosed assets, which was located in southeast Missouri and was added during the three months ended March 31, 2015, totaled $2.0 million, or 56.0% of the total category.  The other residential category of foreclosed assets included 11 properties, 10 of which were all part of the same condominium community, which was located in Branson, Mo. and had a balance of $1.8 million, or 83.7% of the total category.  The one-to four-family residential category of foreclosed assets included seven properties, of which the largest relationship, with two properties in the southwest Missouri area, had a balance of $554,000, or 40.3% of the total category.  Of the total dollar amount in the one-to- four-family category of foreclosed assets, 38.2% is located in Branson, Mo.

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

Excluding the gain referenced above, non-interest income increased $9.7 million when compared to the year ended December 31, 2014, primarily as a result of the following items:

Amortization of income related to business acquisitions:  The net amortization expense related to business acquisitions was $18.3 million for the year ended December 31, 2015, compared to $27.9 million for the year ended December 31, 2014.  The amortization expense for the year ended December 31, 2015, consisted of the following items:  $18.0 million of amortization expense related to the changes in cash flows expected to be collected from the FDIC-covered loan portfolios and $1.6 million of amortization of the clawback liability.  In addition, the Company collected amounts on various problem assets acquired from the FDIC totaling $892,000. Under the loss sharing agreements, 80% of these collected amounts must be remitted to the FDIC; therefore, the Company recorded a liability and related expense of $714,000.  Partially offsetting the expense was income from the accretion of the discount related to the indemnification assets for the Sun Security Bank and InterBank acquisitions of $1.4 million.  In addition, a charge-off on a loan pool which exceeded the remaining discount on the pool by $803,000 was recognized as a reduction to allowance for loan losses during the third quarter.  The Bank expects to collect 80% of this amount as reimbursement from the FDIC, so income of $643,000 was recorded in non-interest income.

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

Liquidity

Liquidity is a measure of the Company's ability to generate sufficient cash to meet present and future financial obligations in a timely manner through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. These obligations include the credit needs of customers, funding deposit withdrawals and the day-to-day operations of the Company. Liquid assets include cash, interest-bearing deposits with financial institutions and certain investment securities and loans. As a result of the Company's management of the ability to generate liquidity primarily through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors' requirements and meet its customers' credit needs. At December 31, 2016, the Company had commitments of approximately $142.0 million to fund loan originations, $781.8 million of unused lines of credit and unadvanced loans, and $26.4 million of outstanding letters of credit.

The following table summarizes the Company's fixed and determinable contractual obligations by payment date as of December 31, 2016. Additional information regarding these contractual obligations is discussed further in Notes 8, 9, 10, 11, 12, 13, 14, 17 and 20 of the accompanying audited financial statements, which are included in Item 8 of this Report.

	Payments Due In:
	One Year or Less	Over One to Five Years	Over Five Years	Total
	(In Thousands)

Deposits without a stated maturity	$2,192,504	$—	$—	$2,192,504
Time and brokered certificates of deposit	1,036,958	443,944	3,824	1,484,726
Federal Home Loan Bank advances	30,843	109	500	31,452
Short-term borrowings	286,023	—	—	286,023
Subordinated debentures	—	—	25,774	25,774
Subordinated notes	—	—	73,537	73,537
Operating leases	819	1,458	72	2,349
Dividends declared but not paid	3,073	—	—	3,073

	$3,550,220	$445,511	$103,707	$4,099,438

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

At December 31, 2016 and 2015, the Company had these available secured lines and on-balance sheet liquidity:

	December 31, 2016	December 31, 2015
Federal Home Loan Bank line	$551.0 million	$505.5 million
Federal Reserve Bank line	602.0 million	633.7 million
Interest-Bearing and Non-Interest-Bearing Deposits	279.8 million	199.2 million
Unpledged Securities	50.7 million	59.8 million

Statements of Cash Flows. During the years ended December 31, 2016, 2015 and 2014, the Company had positive cash flows from operating activities.  The Company experienced negative cash flows from investing activities during the years ended December 31, 2016 and 2015, and positive cash flows from investing activities during the year ended December 31, 2014.  The Company experienced positive cash flows from financing activities during the years ended December 31, 2016 and 2015, and negative cash flows from financing activities during the year ended December 31, 2014.

Cash flows from operating activities for the periods covered by the Statements of Cash Flows have been primarily related to changes in accrued and deferred assets, credits and other liabilities, the provision for loan losses, realized gains on the sale of investment securities and loans, depreciation and amortization, gains on the purchase of additional business units and the amortization of deferred loan origination fees and discounts (premiums) on loans and investments, all of which are non-cash or non-operating adjustments to operating cash flows. Net income adjusted for non-cash and non-operating items and the origination and sale of loans held-for-sale were the primary sources of cash flows from operating activities. Operating activities provided cash flows of $80.1 million, $71.4 million and $67.4 million during the years ended December 31, 2016, 2015 and 2014, respectively.

During the years ended December 31, 2016 and 2015, investing activities used cash of $198.1 million and $196.2 million, respectively, primarily due to the net increases and purchases of loans, partially offset by the net repayment or sales of investment securities.  During the year ended December 31, 2014, investing activities provided cash of $35.9 million, primarily due to the cash received from the FDIC-assisted acquisitions and the net repayment or sales of investment securities, partially offset by increases in loans.

Changes in cash flows from financing activities during the periods covered by the Statements of Cash Flows are primarily due to changes in deposits after interest credited, changes in FHLBank advances, changes in short-term borrowings and structured repurchase agreements, dividend payments to stockholders, issuance of subordinated notes (2016) and redemption of preferred stock (2015).  Financing activities provided cash flows of $198.7 million and $105.3 million during the years ended December 31, 2016 and 2015, respectively, primarily due to increases in customer deposit balances, partially offset by net increases or decreases in various borrowings, dividend payments to stockholders, issuance of subordinated notes and redemption of preferred stock.  Financing activities used cash flows of $112.6 million during the year ended December 31, 2014, primarily due to reduction of customer deposit balances, net increases or decreases in various borrowings and dividend payments to stockholders.

Capital Resources

Management continuously reviews the capital position of the Company and the Bank to ensure compliance with minimum regulatory requirements, as well as to explore ways to increase capital either by retained earnings or other means.

As of December 31, 2016, total stockholders' equity and common stockholders' equity were $429.8 million, or 9.4% of total assets, equivalent to a book value of $30.77 per common share.  As of December 31, 2015, total stockholders' equity and common stockholders' equity were $398.2 million, or 9.7% of total assets, equivalent to a book value of $28.67 per common share.  At December 31, 2016, the Company's tangible common equity to tangible assets ratio was 9.2% as compared to 9.6% at December 31, 2015.

Banks are required to maintain minimum risk-based capital ratios. These ratios compare capital, as defined by the risk-based regulations, to assets adjusted for their relative risk as defined by the regulations. Under current guidelines, which became effective January 1, 2015, banks must have a minimum common equity Tier 1 capital ratio of 4.50%, a minimum Tier 1 risk-based capital ratio of 6.00%, a minimum total risk-based capital ratio of 8.00%, and a minimum Tier 1 leverage ratio of 4.00%. To be considered "well capitalized," banks must have a minimum common equity Tier 1 capital ratio of 6.50%, a minimum Tier 1 risk-based capital ratio of 8.00%, a minimum total risk-based capital ratio of 10.00%, and a minimum Tier 1 leverage ratio of 5.00%. On December 31, 2016, the Bank's common equity Tier 1 capital ratio was 11.8%, its Tier 1 capital ratio was 11.8%, its total capital ratio was 12.7% and its Tier 1 leverage ratio was 10.8%. As a result, as of December 31, 2016, the Bank was well capitalized, with capital ratios in excess of those required to qualify as such.  On December 31, 2015, the Bank's common equity Tier 1 capital ratio was 11.0%, its Tier 1 capital ratio was 11.0%, its total capital ratio was 12.1% and its Tier 1 leverage ratio was 9.8%. As a result, as of December 31, 2015, the Bank was well capitalized, with capital ratios in excess of those required to qualify as such.

The FRB has established capital regulations for bank holding companies that generally parallel the capital regulations for banks. On December 31, 2016, the Company's common equity Tier 1 capital ratio was 10.2%, its Tier 1 capital ratio was 10.8%, its total capital ratio was 13.6% and its Tier 1 leverage ratio was 9.9%. To be considered well capitalized, a bank holding company must have a Tier 1 risk-based capital ratio of at least 6.00% and a total risk-based capital ratio of at least 10.00%.  As of December 31, 2016, the Company was considered well capitalized, with capital ratios in excess of those required to qualify as such.  On December 31, 2015, the Company's common equity Tier 1 capital ratio was 10.8%, its Tier 1 capital ratio was 11.5%, its total capital ratio was 12.6% and its Tier 1 leverage ratio was 10.2%. To be considered well capitalized, a bank holding company must have a Tier 1 risk-based capital ratio of at least 6.00% and a total risk-based capital ratio of at least 10.00%.  As of December 31, 2015, the Company was considered well capitalized, with capital ratios in excess of those required to qualify as such.

In addition to the minimum common equity Tier 1 capital ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio, the Company and the Bank will have to maintain a capital conservation buffer consisting of additional common equity Tier 1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses.  The new capital conservation buffer requirement began phasing in beginning on January 1, 2016 when a buffer greater than 0.625% of risk-weighted assets was required, which amount will increase an equal amount each year until the buffer requirement of greater than 2.5% of risk-weighted assets is fully implemented on January 1, 2019.

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

Dividends. During the year ended December 31, 2016, the Company declared common stock cash dividends of $0.88 per share (27.4% of net income per common share) and paid common stock cash dividends of $0.88 per share.  During the year ended December 31, 2015, the Company declared common stock cash dividends of $0.86 per share (26.2% of net income per common share) and paid common stock cash dividends of $0.84 per share.  The Board of Directors meets regularly to consider the level and the timing of dividend payments.  The $0.22 per share dividend declared but unpaid as of December 31, 2016, was paid to stockholders on January 13, 2017. In addition, the Company paid preferred dividends as described below in years prior to 2016.

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

Common Stock Repurchases and Issuances. The Company has been in various buy-back programs since May 1990. Our ability to repurchase common stock  was limited, but allowed, under the terms of the SBLF preferred stock as noted above, under "-Dividends" and was previously generally precluded due to our participation in the CPP from December 2008 through August 2011.  During the years ended December 31, 2016 and 2015, the Company did not repurchase any shares of its common stock.  During the years ended December 31, 2016 and 2015, the Company issued 80,454 shares of stock at an average price of $26.47 per share and 133,126 shares of stock at an average price of $25.26 per share, respectively, to cover stock option exercises.

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

The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained despite fluctuations in prevailing interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time. The difference, or the interest rate repricing "gap," provides an indication of the extent to which an institution's interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities repricing during the same period, and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets during the same period. Generally, during a period of rising interest rates, a negative gap within shorter repricing periods would adversely affect net interest income, while a positive gap within shorter repricing periods would result in an increase in net interest income. During a period of falling interest rates, the opposite would be true. As of December 31, 2016, Great Southern's interest rate risk models indicate that, generally, rising interest rates are expected to have a positive impact on the Company's net interest income, while declining interest rates would have a negative impact on net interest income. We model various interest rate scenarios for rising and falling rates, including both parallel and non-parallel shifts in rates. The results of our modeling indicate that net interest income is not likely to be materially affected either positively or negatively in the first twelve months following a rate change, regardless of any changes in interest rates, because our portfolios are relatively well matched in a twelve-month horizon. The effects of interest rate changes, if any, are expected to be more impacting to net interest income in the 12 to 36 months following a rate change.

The current level and shape of the interest rate yield curve poses challenges for interest rate risk management. Prior to its increases of 0.25% on December 16, 2015 and 0.25% on December 14, 2016, the FRB last changed interest rates on December 16, 2008. Great Southern has a substantial portion of its loan portfolio ($1.02 billion at December 31, 2016) which is tied to the one-month LIBOR index and will adjust at least once within 90 days after December 31, 2016. Of these loans, $471 million had interest rate floors.
Great Southern also has a significant portfolio of loans ($387 million at December 31, 2016) which are tied to a "prime rate" of interest and will adjust immediately with changes to the "prime rate" of interest.

As discussed under "General-Net Interest Income and Interest Rate Risk Management," at December 31, 2016 and 2015, there were $387 million and $424 million, respectively, of adjustable rate loans which were tied to a prime rate of interest which had interest rate floors. In previous years, when the market rates of interest began to fall, Great Southern had elected to leave its GSB prime at 5.00% for those loans that are indexed to GSB prime rather than a national prime rate of interest. This current rate for GSB prime loans is 5.25%.  At December 31, 2016 and 2015, there were $60 million and $114 million, respectively, of loans indexed to GSB prime. While these interest rate floors and, to a lesser extent, the utilization of the GSB prime rate have helped keep the rate on our loan portfolio higher in this very low interest rate environment, they will also reduce the positive effect to our loan rates when market interest rates, specifically the "prime rate," increase. The interest rate on these loans will not increase until the loan floors are reached. Also, a significant portion of our retail certificates of deposit mature in the next twelve months and we expect that they generally will be replaced with new certificates of deposit at similar or higher interest rates to those that are maturing.

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

The Company's interest rate derivatives and hedging activities are discussed further in Note 18 of the accompanying audited financial statements, which are included in Item 8 of this Report.

The following tables illustrate the expected maturities and repricing, respectively, of the Bank's financial instruments at December 31, 2016. These schedules do not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. The tables are based on information prepared in accordance with generally accepted accounting principles.

Maturities

	December 31,
	2017	2018	2019	2020	2021	Thereafter	Total	2016 Fair Value
	(Dollars In Thousands)

Financial Assets:
Interest bearing deposits	$159,566	—	—	—	—	—	$159,566	$159,566
Weighted average rate	0.66%	—	—	—	—	—	0.66%
Available-for-sale debt securities(1)	$11,792	$5,137	$14,677	$18,145	$6,247	$157,874	$213,872	$213,872
Weighted average rate	6.59%	5.40%	5.68%	5.95%	5.65%	2.23%	3.16%
Held-to-maturity securities	—	$247	—	—	—	—	$247	$258
Weighted average rate	—	7.36%	—	—	—	—	7.36%
Adjustable rate loans	$420,580	$251,315	$269,927	$179,832	$242,455	$548,628	$1,912,737	$1,914,727
Weighted average rate	4.13%	3.91%	3.80%	3.82%	3.76%	3.69%	3.85%
Fixed rate loans	$265,720	$215,849	$323,787	$275,856	$402,022	$450,544	$1,933,778	$1,938,531
Weighted average rate	4.18%	4.62%	4.86%	5.18%	5.33%	6.25%	5.21%
Federal Home Loan Bank stock	—	—	—	—	—	$13,034	$13,034	$13,034
Weighted average rate	—	—	—	—	—	2.46%	2.46%

Total financial assets	$857,658	$472,548	$608,391	$473,833	$650,724	$1,170,080	$4,233,234

Financial Liabilities:
Time deposits	$1,036,958	$276,535	$70,408	$49,427	$47,574	$3,824	$1,484,726	$1,491,247
Weighted average rate	0.89%	1.16%	1.57%	1.86%	1.94%	1.85%	1.01%
Interest-bearing demand	$1,539,216	—	—	—	—	—	$1,539,216	$1,539,216
Weighted average rate	0.26%	—	—	—	—	—	0.26%
Non-interest-bearing demand	$653,288	—	—	—	—	—	$653,288	$653,288
Weighted average rate	—	—	—	—	—	—	—
Federal Home Loan Bank	$30,836	$85	$30	$—	—	$501	$31,452	$32,379
Weighted average rate	3.26%	5.14%	5.14%	—	—	5.54%	3.30%
Short-term borrowings	$286,023	—	—	—	—	—	$286,023	$286,023
Weighted average rate	0.50%	—	—	—	—	—	0.50%
Subordinated notes	—	—	—	—	—	$75,000	$75,000	$76,031
Weighted average rate	—	—	—	—	—	5.45%	5.45%
Subordinated debentures	—	—	—	—	—	$25,774	$25,774	$25,774
Weighted average rate	—	—	—	—	—	2.49%	2.49%

Total financial liabilities	$3,546,321	$276,620	$70,438	$49,427	$47,574	$105,099	$4,095,479

_______________
(1)
Available-for-sale debt securities include approximately $146.0 million of mortgage-backed securities which pay interest and principal monthly to the Company. Of this total, $130.6 million represents securities that have variable rates of interest after a fixed interest period. These securities will experience rate changes at varying times over the next ten years. This table does not show the effect of these monthly repayments of principal or rate changes.

Repricing

	December 31,
	2017	2018	2019	2020	2021	Thereafter	Total	2016 Fair Value
	(Dollars In Thousands)

Financial Assets:
Interest bearing deposits	$159,566	—	—	—	—	—	$159,566	$159,566
Weighted average rate	0.66%	—	—	—	—	—	0.66%
Available-for-sale debt securities(1)	$46,117	$7,858	$27,968	$18,145	$16,846	$96,938	$213,872	$213,872
Weighted average rate	3.03%	4.53%	4.18%	5.95%	3.06%	2.37%	3.16%
Held-to-maturity securities	—	$247	—	—	—	—	$247	$258
Weighted average rate	—	7.36%	—	—	—	—	7.36%
Adjustable rate loans	$1,672,590	$35,788	$88,165	$41,006	$50,363	$24,825	$1,912,737	$1,914,727
Weighted average rate	3.85%	3.81%	3.82%	4.21%	4.07%	3.53%	3.85%
Fixed rate loans	$265,720	$215,849	$323,787	$275,856	$402,022	$450,544	$1,933,778	$1,938,531
Weighted average rate	4.18%	4.62%	4.86%	5.18%	5.33%	6.25%	5.21%
Federal Home Loan Bank stock	$13,034	—	—	—	—	—	$13,034	$13,034
Weighted average rate	2.46%	—	—	—	—	—	2.46%

Total financial assets	$2,157,027	$259,742	$439,920	$335,007	$469,231	$572,307	$4,233,234

Financial Liabilities:
Time deposits	$1,036,958	$276,535	$70,408	$49,427	$47,574	$3,824	$1,484,726	$1,491,247
Weighted average rate	0.89%	1.16%	1.57%	1.86%	1.94%	1.85%	1.01%
Interest-bearing demand	$1,539,216	—	—	—	—	—	$1,539,216	$1,539,216
Weighted average rate	0.26%	—	—	—	—	—	0.26%
Non-interest-bearing demand(2)	—	—	—	—	—	$653,288	$653,288	$653,288
Weighted average rate	—	—	—	—	—	—	—
Federal Home Loan Bank advances	$30,836	$85	$30	—	—	$501	$31,452	$32,379
Weighted average rate	3.26%	5.14%	5.14%	—	—	5.54%	3.30%
Short-term borrowings	$286,023	—	—	—	—	—	$286,023	$286,023
Weighted average rate	0.50%	—	—	—	—	—	0.50%
Subordinated notes	—	—	—	—	—	$75,000	$75,000	$76,031
Weighted average rate	—	—	—	—	—	5.45%	5.45%
Subordinated debentures	$25,774	—	—	—	—	—	$25,774	$25,774
Weighted average rate	2.49%	—	—	—	—	—	2.49%

Total financial liabilities	$2,918,807	$276,620	$70,438	$49,427	$47,574	$732,613	$4,095,479

Periodic repricing GAP	$(761,780)	$(16,878)	$369,482	$285,580	$421,657	$(160,306)	$137,755

Cumulative repricing GAP	$(761,780)	$(778,658)	$(409,176)	$(123,596)	$298,061	$137,755

_______________
(1)
Available-for-sale debt securities include approximately $146.0 million of mortgage-backed securities which pay interest and principal monthly to the Company. Of this total, $130.6 million represents securities that have variable rates of interest after a fixed interest period. These securities will experience rate changes at varying times over the next ten years. This table does not show the effect of these monthly repayments of principal or rate changes.

(2)	Non-interest-bearing demand is included in this table in the column labeled "Thereafter" since there is no interest rate related to these liabilities and therefore there is nothing to reprice.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
Great Southern Bancorp, Inc.
Springfield, Missouri

We have audited the accompanying consolidated statements of financial condition of Great Southern Bancorp, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2016.  The Company's management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Great Southern Bancorp, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Great Southern Bancorp, Inc.'s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 3, 2017, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

BKD, LLP

/s/ BKD, LLP

Springfield, Missouri
March 3, 2017

Great Southern Bancorp, Inc.
Consolidated Statements of Financial Condition
December 31, 2016 and 2015
(In Thousands, Except Per Share Data)

	2016	2015

Assets
Cash	$120,203	$115,198
Interest-bearing deposits in other financial institutions	159,566	83,985
Cash and cash equivalents	279,769	199,183
Available-for-sale securities	213,872	262,856
Held-to-maturity securities	247	353
Mortgage loans held for sale	16,445	12,261
Loans receivable, net of allowance for loan losses of $37,400 and $38,149 at December 31, 2016 and 2015, respectively	3,759,966	3,340,536
FDIC indemnification asset	13,145	24,082
Interest receivable	11,875	10,930
Prepaid expenses and other assets	45,649	59,322
Other real estate owned, net	32,658	31,893
Premises and equipment, net	140,596	129,655
Goodwill and other intangible assets	12,500	5,758
Federal Home Loan Bank stock	13,034	15,303
Current and deferred income taxes	10,907	12,057
Total assets	$4,550,663	$4,104,189

Liabilities and Stockholders' Equity

Liabilities
Deposits	$3,677,230	$3,268,626
Federal Home Loan Bank advances	31,452	263,546
Securities sold under reverse repurchase agreements with customers	113,700	116,182
Short-term borrowings	172,323	1,295
Subordinated debentures issued to capital trust	25,774	25,774
Subordinated notes	73,537	—
Accrued interest payable	2,723	1,080
Advances from borrowers for taxes and insurance	4,643	4,681
Accrued expenses and other liabilities	19,475	24,778
Total liabilities	4,120,857	3,705,962

Commitments and Contingencies	—	—

Stockholders' Equity
Capital stock
Serial preferred stock, $.01 par value; authorized 1,000,000 shares; issued and outstanding 2016 and 2015 – -0- shares	—	—
Common stock, $.01 par value; authorized 20,000,000 shares; issued and outstanding 2016 – 13,968,386 shares, 2015 – 13,887,932 shares	140	139
Additional paid-in capital	25,942	24,371
Retained earnings	402,166	368,053
Accumulated other comprehensive income, net of income taxes of $887 and $3,227 at December 31, 2016 and 2015, respectively	1,558	5,664
Total stockholders' equity	429,806	398,227
Total liabilities and stockholders' equity	$4,550,663	$4,104,189

See Notes to Consolidated Financial Statements

Great Southern Bancorp, Inc.
Consolidated Statements of Income
Years Ended December 31, 2016, 2015 and 2014
(In Thousands, Except Per Share Data)
	2016	2015	2014
Interest Income
Loans	$178,883	$177,240	$172,569
Investment securities and other	6,292	7,111	10,793
Total interest income	185,175	184,351	183,362
Interest Expense
Deposits	17,387	13,511	11,225
Federal Home Loan Bank advances	1,214	1,707	2,910
Short-term borrowings and repurchase agreements	1,137	65	1,099
Subordinated debentures issued to capital trust	803	714	567
Subordinated notes	1,578	—	—
Total interest expense	22,119	15,997	15,801

Net Interest Income	163,056	168,354	167,561
Provision for Loan Losses	9,281	5,519	4,151
Net Interest Income After Provision for Loan Losses	153,775	162,835	163,410

Noninterest Income
Commissions	1,097	1,136	1,163
Service charges and ATM fees	21,666	19,841	19,075
Net gains on loan sales	3,941	3,888	4,133
Net realized gains on sales of available-for-sale securities	2,873	2	2,139
Late charges and fees on loans	1,747	2,129	1,400
Gain (loss) on derivative interest rate products	66	(43)	(345)
Gain recognized on business acquisitions	—	—	10,805
Accretion (amortization) of income/expense related to business acquisitions	(6,935)	(18,345)	(27,868)
Other noninterest income	4,055	4,973	4,229
Total noninterest income	28,510	13,581	14,731

Noninterest Expense
Salaries and employee benefits	60,377	58,682	56,032
Net occupancy expense	26,077	25,985	23,541
Postage	3,791	3,787	3,578
Insurance	3,482	3,566	3,837
Advertising	2,228	2,317	2,404
Office supplies and printing	1,708	1,333	1,464
Telephone	3,483	3,235	2,866
Legal, audit and other professional fees	3,191	2,713	3,957
Expense on other real estate owned	4,111	2,526	5,636
Partnership tax credit investment amortization	1,681	1,680	1,720
Acquired deposit intangible asset amortization	1,910	1,750	1,519
Other operating expenses	8,388	6,776	14,305
Total noninterest expense	120,427	114,350	120,859

Income Before Income Taxes	61,858	62,066	57,282
Provision for Income Taxes	16,516	15,564	13,753
Net Income	45,342	46,502	43,529
Preferred Stock Dividends	—	554	579
Net Income Available to Common Shareholders	$45,342	$45,948	$42,950

Earnings Per Common Share
Basic	$3.26	$3.33	$3.14
Diluted	$3.21	$3.28	$3.10

See Notes to Consolidated Financial Statements

Great Southern Bancorp, Inc.
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2016, 2015 and 2014
(In Thousands)

	2016	2015	2014

Net Income	$45,342	$46,502	$43,529

Unrealized appreciation (depreciation) on available-for-sale securities, net of taxes (credit) of $(1,346), $(528) and $3,301 for 2016, 2015 and 2014, respectively	(2,363)	(1,321)	6,128

Less: reclassification adjustment for gains included in net income, net of taxes of $(1,042), $(1) and $(749) for 2016, 2015 and 2014, respectively	(1,830)	(1)	(1,390)

Change in fair value of cash flow hedge, net of taxes (credit) of $50, $(34) and $(88) for 2016, 2015 and 2014, respectively	87	(50)	(164)

Other comprehensive income (loss)	(4,106)	(1,372)	4,574

Comprehensive Income	$41,236	$45,130	$48,103

See Notes to Consolidated Financial Statements

Great Southern Bancorp, Inc.
Consolidated Statements of Stockholders' Equity
Years Ended December 31, 2016, 2015 and 2014
(In Thousands, Except Per Share Data)

					Accumulated
					Other
	SBLF		Additional		Comprehensive
	Preferred	Common	Paid-in	Retained	Income	Treasury
	Stock	Stock	Capital	Earnings	(Loss)	Stock	Total
Balance, January 1, 2014	$57,943	$137	$19,567	$300,589	$2,462	$—	$380,698
Net income	—	—	—	43,529	—	—	43,529
Stock issued under Stock Option Plan	—	—	2,778	—	—	225	3,003
Common dividends declared, $.80 per share	—	—	—	(10,968)	—	—	(10,968)
SBLF preferred stock dividends accrued (1.0%)	—	—	—	(579)	—	—	(579)
Other comprehensive income	—	—	—	—	4,574	—	4,574
Purchase of the Company's common stock	—	—	—	—	—	(512)	(512)
Reclassification of treasury stock per Maryland law	—	1	—	(288)	—	287	—

Balance, December 31, 2014	57,943	138	22,345	332,283	7,036	—	419,745
Net income	—	—	—	46,502	—	—	46,502
Stock issued under Stock Option Plan	—	—	2,026	—	—	1,718	3,744
Common dividends declared, $.86 per share	—	—	—	(11,896)	—	—	(11,896)
SBLF preferred stock dividends accrued (1.0%)	—	—	—	(553)	—	—	(553)
Other comprehensive loss	—	—	—	—	(1,372)	—	(1,372)
Reclassification of treasury stock per Maryland law	—	1	—	1,717	—	(1,718)	—
Redemption of SBLF preferred stock	(57,943)	—	—	—	—	—	(57,943)

Balance, December 31, 2015	—	139	24,371	368,053	5,664	—	398,227
Net income	—	—	—	45,342	—	—	45,342
Stock issued under Stock Option Plan	—	—	1,571	—	—	1,022	2,593
Common dividends declared, $.88 per share	—	—	—	(12,250)	—	—	(12,250)
Other comprehensive loss	—	—	—	—	(4,106)	—	(4,106)
Reclassification of treasury stock per Maryland law	—	1	—	1,021	—	(1,022)	—

Balance, December 31, 2016	$—	$140	$25,942	$402,166	$1,558	$—	$429,806

See Notes to Consolidated Financial Statements

Great Southern Bancorp, Inc.
Consolidated Statements of Cash Flows
Years Ended December 31, 2016, 2015 and 2014
(In Thousands)

	2016	2015	2014

Operating Activities
Net income	$45,342	$46,502	$43,529
Proceeds from sales of loans held for sale	156,835	158,730	156,632
Originations of loans held for sale	(156,036)	(155,680)	(160,074)
Items not requiring (providing) cash
Depreciation	9,816	10,465	8,747
Amortization	3,656	3,430	3,242
Compensation expense for stock option grants	483	382	565
Provision for loan losses	9,281	5,519	4,151
Net gains on loan sales	(3,941)	(3,888)	(4,133)
Net realized gains on available-for-sale securities	(2,873)	(2)	(2,139)
Gain on sale of non-marketable securities	—	(301)	—
Gain on redemption of trust preferred securities	—	(1,115)	—
(Gain) loss on sale of premises and equipment	(249)	(465)	18
(Gain) loss on sale/write-down of other real estate owned	489	(1,132)	2,996
Gain on purchase of additional business units	—	—	(10,805)
Gain on sale of business units	(368)	—	—
Amortization of deferred income, premiums, discounts and other	4,423	10,595	22,692
(Gain) loss on derivative interest rate products	(66)	43	345
Deferred income taxes	(3,621)	(4,670)	(6,260)
Changes in
Interest receivable	(535)	289	1,227
Prepaid expenses and other assets	12,655	3,982	8,430
Accrued expenses and other liabilities	(2,720)	3,354	502
Income taxes refundable/payable	7,484	(4,609)	(2,232)

Net cash provided by operating activities	80,055	71,429	67,433

Investing Activities
Net change in loans	(79,891)	(190,154)	(340,135)
Purchase of loans	(210,810)	(117,634)	(101,832)
Proceeds from sale of student loans	368	—	—
Cash received from purchase of additional business units	44,363	—	189,437
Cash received from FDIC loss sharing reimbursements	831	2,599	8,377
Cash paid for sale of business units	(17,821)	—	—
Purchase of premises and equipment	(10,878)	(16,697)	(17,954)
Proceeds from sale of premises and equipment	1,178	1,883	203
Proceeds from sale of foreclosed assets	28,362	23,497	21,706
Capitalized costs on foreclosed assets	(146)	(20)	(199)
Proceeds from sale of non-marketable securities	—	351	—
Proceeds from maturities, calls and repayments of held-to-maturity securities	106	97	355
Proceeds from sale of available-for-sale securities	55,000	56,169	220,169
Proceeds from maturities, calls and repayments of available-for-sale securities	60,827	63,463	103,475
Purchase of available-for-sale securities	(71,904)	(21,339)	(40,661)
(Purchase) redemption of Federal Home Loan Bank stock	2,269	1,590	(7,071)

Net cash provided by (used in) investing activities	(198,146)	(196,195)	35,870

Financing Activities
Net increase (decrease) in certificates of deposit	162,763	191,224	(116,139)
Net increase (decrease) in checking and savings accounts	36,126	87,113	(160,144)
Proceeds from Federal Home Loan Bank advances	1,793,000	6,509,500	4,231,000
Repayments of Federal Home Loan Bank advances	(2,025,070)	(6,517,564)	(4,083,315)
Net increase (decrease) in short‑term borrowings	168,546	(93,967)	74,768
Proceeds from issuance of subordinated notes	73,472	—	—
Repayments of structured repurchase borrowings	—	—	(50,000)
Advances from (to) borrowers for taxes and insurance	(38)	(248)	580
Redemption of trust preferred securities	—	(3,885)	—
Redemption of preferred stock	—	(57,943)	—
Dividends paid	(12,232)	(12,290)	(11,257)
Purchase of the Company's common stock	—	—	(512)
Stock options exercised	2,110	3,362	2,438

Net cash provided by (used in) financing activities	198,677	105,302	(112,581)

Increase (Decrease) in Cash and Cash Equivalents	80,586	(19,464)	(9,278)

Cash and Cash Equivalents, Beginning of Year	199,183	218,647	227,925

Cash and Cash Equivalents, End of Year	$279,769	$199,183	$218,647
See Notes to Consolidated Financial Statements

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014
Note 1:	Nature of Operations and Summary of Significant Accounting Policies
Nature of Operations and Operating Segments
Great Southern Bancorp, Inc. ("GSBC" or the "Company") operates as a one-bank holding company.  GSBC's business primarily consists of the operations of Great Southern Bank (the "Bank"), which provides a full range of financial services to customers primarily located in Missouri, Iowa, Kansas, Minnesota, Nebraska and Arkansas.  The Bank also originates commercial loans from lending offices in Dallas, Texas and Tulsa, Oklahoma.  The Company and the Bank are subject to regulation by certain federal and state agencies and undergo periodic examinations by those regulatory agencies.
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
Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, the valuation of loans acquired with indication of impairment, the valuation of the FDIC indemnification asset and other-than-temporary impairments (OTTI) and fair values of financial instruments.  In connection with the determination of the allowance for loan losses and the valuation of foreclosed assets held for sale, management obtains independent appraisals for significant properties.  The valuation of the FDIC indemnification asset is determined in relation to the fair value of assets acquired through FDIC-assisted transactions for which cash flows are monitored on an ongoing basis.  In addition, the Company considers that the determination of the carrying value of goodwill and intangible assets involves a high degree of judgment and complexity.
Principles of Consolidation
The consolidated financial statements include the accounts of Great Southern Bancorp, Inc., its wholly owned subsidiary, the Bank, and the Bank's wholly owned subsidiaries, Great Southern Real Estate Development Corporation, GSB One LLC (including its wholly owned subsidiary, GSB Two LLC), Great Southern Financial Corporation, Great Southern Community Development Company, LLC (including its wholly owned subsidiary, Great Southern CDE, LLC), GS, LLC, GSSC, LLC, GSTC Investments, LLC, GS-RE Holding, LLC (including its wholly owned subsidiary, GS

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014

RE Management, LLC), GS-RE Holding II, LLC, GS-RE Holding III, LLC, VFP Conclusion Holding, LLC and VFP Conclusion Holding II, LLC.  All significant intercompany accounts and transactions have been eliminated in consolidation.
Reclassifications
Certain prior periods' amounts have been reclassified to conform to the 2016 financial statements presentation.  These reclassifications had no effect on net income.

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
December 31, 2016, 2015 and 2014
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
December 31, 2016, 2015 and 2014

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

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014

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
FDIC Indemnification Asset
Through two FDIC-assisted transactions during 2009, one during 2011 and one during 2012, the Bank acquired certain loans and foreclosed assets which are, or were, covered under loss sharing agreements with the FDIC.  These agreements commit the FDIC to reimburse the Bank for a portion of realized losses on these covered assets.  Therefore, as of the dates of acquisitions, the Company calculated the amount of such reimbursements it expects to receive from the FDIC using the present value of anticipated cash flows from the covered assets based on the credit adjustments estimated for each pool of loans and the estimated losses on foreclosed assets.  In accordance with FASB ASC 805, each FDIC Indemnification Asset was initially recorded at its fair value, and is measured separately from the loan assets and foreclosed assets because the loss sharing agreements are not contractually embedded in them or transferrable with them in the event of disposal.  The balance of the FDIC Indemnification Asset increases and decreases as the expected and actual cash flows from the covered assets fluctuate, as loans are paid off or impaired and as loans and foreclosed assets are sold.  There are no contractual interest rates on these contractual receivables from the FDIC; however, a discount was recorded against the initial balance of the FDIC Indemnification Asset in conjunction with the fair value measurement as this receivable will be collected over the terms of the loss sharing agreements.  This discount has been, and will continue to be, accreted to income over future periods.  During 2016, the Company and the FDIC mutually agreed to terminate certain of these loss sharing agreements prior to their contractual termination dates.  These acquisitions and agreements are more fully discussed in Note 4.
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

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014

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
A valuation allowance of $1.2 million related to bank premises and furniture, fixtures and equipment was recorded during the year ended December 31, 2015, due to the Company's announced plans to consolidate operations of 14 banking centers into other nearby Great Southern banking center locations.  The closing of these 14 facilities occurred at the close of business on January 8, 2016.  During 2016, these assets were moved from furniture, fixtures and equipment to other real estate owned.  A further valuation allowance of $430,000 related to these properties in other real estate owned not acquired through foreclosure was recorded during the year ended December 31, 2016, as the Company believes that the market value of some of these properties has declined further.  No asset impairment was recognized during the year ended December 31, 2014.
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

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014

A summary of goodwill and intangible assets is as follows:
	December 31,
	2016	2015
	(In Thousands)

Goodwill – Branch acquisitions	$5,396	$1,169
Deposit intangibles
TeamBank	—	105
Vantus Bank	—	207
Sun Security Bank	613	964
InterBank	327	472
Boulevard Bank	519	641
Valley Bank	1,800	2,200
Fifth Third Bank	3,845	—
	7,104	4,589

	$12,500	$5,758
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

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014

Earnings per common share (EPS) were computed as follows:
	2016	2015	2014
	(In Thousands, Except Per Share Data)

Net income	$45,342	$46,502	$43,529

Net income available to common shareholders	$45,342	$45,948	$42,950

Average common shares outstanding	13,912	13,818	13,700

Average common share stock options outstanding	229	182	176

Average diluted common shares	14,141	14,000	13,876

Earnings per common share – basic	$3.26	$3.33	$3.14

Earnings per common share – diluted	$3.21	$3.28	$3.10

Options outstanding at December 31, 2016, 2015 and 2014, to purchase 108,450, 117,600 and 500 shares of common stock, respectively, were not included in the computation of diluted earnings per common share for each of the years because the exercise prices of such options were greater than the average market prices of the common stock for the years ended December 31, 2016, 2015 and 2014, respectively.
 Stock Compensation Plans
The Company has stock-based employee compensation plans, which are described more fully in Note 21.  In accordance with FASB ASC 718, Compensation – Stock Compensation, compensation cost related to share-based payment transactions is recognized in the Company's consolidated financial statements based on the grant-date fair value of the award using the modified prospective transition method.  For the years ended December 31, 2016, 2015 and 2014, share-based compensation expense totaling $483,000, $382,000 and $565,000, respectively, was included in salaries and employee benefits expense in the consolidated statements of income.
Cash Equivalents
The Company considers all liquid investments with original maturities of three months or less to be cash equivalents.  At December 31, 2016 and 2015, cash equivalents consisted of interest-bearing deposits in other financial institutions.  At December 31, 2016, nearly all of the interest-bearing deposits were uninsured with nearly all of these balances held at the Federal Home Loan Bank or the Federal Reserve Bank.
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

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014

excess of deductions over revenues.  The Company determines deferred income taxes using the liability (or balance sheet) method.  Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur.
Deferred income tax expense results from changes in deferred tax assets and liabilities between periods.  Deferred tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination.  The term "more likely than not" means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any.  A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information.  The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances and information available at the reporting date and is subject to management's judgment.  Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.  At December 31, 2016 and 2015, no valuation allowance was established.
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
Restriction on Cash and Due From Banks
The Bank is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank.  The reserve required at December 31, 2016 and 2015, respectively, was $53.8 million and $58.9 million.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014

Recent Accounting Pronouncements
In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606):  Deferral of the Effective Date, which deferred the effective date of ASU 2014-09.  In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606): Summary and Amendments that Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs—Contracts with Customers (Subtopic 340-40). The guidance in this Update supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the industry topics of the codification. For public companies, the original Update was to be effective for interim and annual periods beginning after December 15, 2016.  The current ASU states that the provisions of ASU 2014-09 should be applied to annual reporting periods, including interim periods, beginning after December 15, 2017.  The Company does not expect the new standard to result in a material change to our accounting for revenue because the majority of our financial instruments are not within the scope of Topic 606, however, it may result in new disclosure requirements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Topic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.  The Update requires investments in equity securities, except for those under the equity method of accounting, to be measured at fair value with changes in fair value recognized through net income.  In addition, the Update requires separate presentation of financial assets and liabilities by measurement category, such as fair value through net income, fair value through other comprehensive income, or amortized cost on the balance sheet or in the notes to the financial statements.  The Update also clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities.  The Update is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  The Company is currently assessing the impact that this guidance may have, on its consolidated financial statements, but it is not expected to have a material impact.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842).  The amendments in this Update revise the accounting related to lessee accounting.  Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases.  The Update is effective for the Company beginning in the first quarter of 2019, with early adoption permitted.  Adoption of the standard requires the use of a modified retrospective transition approach for all periods presented at the time of adoption.  Based on the Company's leases outstanding at December 31, 2016, we do not expect the new standard to have a material impact on our consolidated statements of financial condition or our consolidated statements of income, although an increase to assets and liabilities will occur at the time of adoption.  The Company's new leases and lease modifications and renewals prior to the implementation date could impact the level of materiality.

In March 2016, the FASB issued ASU No. 2016-09, Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.  The Update amends several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows.  The Update is effective for the Company for interim and annual periods beginning after December 15, 2016.  The guidance is not expected to have a material impact on the Company's consolidated financial statements.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326).  The Update amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. This Update affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash.  For public companies, the update is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. All entities may adopt the amendments in this update earlier as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is assessing our data and system needs and is evaluating the impact of adopting the new guidance.  We expect to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, but cannot yet determine the magnitude of any such one-time adjustment, or the overall impact of the new guidance on the Company's consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230).  The Update provides guidance on how certain cash receipts and payments are presented and classified in the statement of cash flows.  The amendments in the Update are to be applied retrospectively.  The Update is effective for the Company for interim and annual periods beginning after December 15, 2017, and early adoption is permitted.  This guidance is not expected to have a material impact on the Company's consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740).  The Update provides guidance on the accounting for the income tax consequences of intra-entity transfers of assets other than inventory.  Under this guidance, companies will be required to recognize the income tax consequences of an intra-entity asset transfer when the transfer occurs.  The Update is effective for the Company for annual and interim periods beginning after December 15, 2017.  The Company is currently assessing the impact that this guidance will have on its consolidated financial statements, but it is not expected to have a material impact.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations - Clarifying the Definition of a Business (Topic 805). The amendments in this Update provide a more robust framework to use in determining when a set of assets and activities is a business. The amendments provide more consistency in applying the guidance, reduce the costs of application, and make the definition of a business more operable. The amendments in this Update become effective for the Company for annual periods and interim periods beginning after December 15, 2017. The Company is currently evaluating the impact of adopting the new guidance on the consolidated financial statements, but it is not expected to have a material impact.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles: Goodwill and Other: Simplifying the Test for Goodwill Impairment (Topic 350). To simplify the subsequent measurement of goodwill, the amendments eliminate Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test should be performed by comparing the fair value of a reporting unit with its carrying amount and an impairment charge should be recognized for the amount by which the carrying amount

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014

exceeds the reporting unit's fair value.  An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the qualitative impairment test is necessary.  The nature of and reason for the change in accounting principle should be disclosed upon transition. The amendments in this update should be adopted for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted on testing dates after January 1, 2017. We are currently evaluating the impact of adopting the new guidance on the consolidated financial statements, but it is not expected to have a material impact.

Note 2:	Investments in Securities
The amortized cost and fair values of securities classified as available-for-sale were as follows:
	December 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)

Mortgage-backed securities	$146,491	$1,045	$1,501	$146,035
States and political subdivisions	64,682	3,163	8	67,837

	$211,173	$4,208	$1,509	$213,872

	December 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)

U.S. government agencies	$20,000	$—	$219	$19,781
Mortgage-backed securities	159,777	2,038	601	161,214
States and political subdivisions	72,951	5,081	1	78,031
Other securities	847	2,983	—	3,830

	$253,575	$10,102	$821	$262,856

At December 31, 2016, the Company's mortgage-backed securities portfolio consisted of FHLMC securities totaling $57.2 million, FNMA securities totaling $52.1 million and GNMA securities totaling $36.7 million.  At December 31, 2016, $130.6 million of the Company's mortgage-backed securities had variable rates of interest and $15.4 million had fixed rates of interest.

 The amortized cost and fair value of available-for-sale securities at December 31, 2016, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014

	Amortized	Fair
	Cost	Value
	(In Thousands)

After one through five years	$633	$642
After five through ten years	7,987	8,189
After ten years	56,062	59,006
Securities not due on a single maturity date	146,491	146,035

	$211,173	$213,872

The amortized cost and fair values of securities classified as held to maturity were as follows:
December 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(In Thousands)

States and political subdivisions	$247	$11	$—	$258

December 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(In Thousands)

States and political subdivisions	$353	$31	$—	$384

The held-to-maturity securities at December 31, 2016, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.
	Amortized	Fair
	Cost	Value
	(In Thousands)

After one through five years	$247	$258

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014

The amortized cost and fair values of securities pledged as collateral was as follows at December 31, 2016 and 2015:
	2016		2015

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)

Public deposits	$57,841	$59,082	$60,355	$62,288
Collateralized borrowing
accounts	98,787	97,498	131,813	131,950
Other	6,599	6,813	5,149	5,330

	$163,227	$163,393	$197,317	$199,568

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost.  Total fair value of these investments at December 31, 2016 and 2015, was approximately $104.5 million and $75.2 million, respectively, which is approximately 49.5% and 28.9% of the Company's available-for-sale and held-to-maturity investment portfolio, respectively.
Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these debt securities are temporary.
The following table shows the Company's gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2016 and 2015:
	2016
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
Mortgage-backed securities	$102,296	$(1,501)	$—	$—	$102,296	$(1,501)
States and political subdivisions	2,164	(8)	—	—	2,164	(8)

	$104,460	$(1,509)	$—	$—	$104,460	$(1,509)

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014

	2015
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
U.S. government agencies	$19,781	$(219)	$—	$—	$19,781	$(219)
Mortgage-backed securities	45,146	(348)	9,382	(253)	54,528	(601)
States and political subdivisions	—	—	909	(1)	909	(1)

	$64,927	$(567)	$10,291	$(254)	$75,218	$(821)

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
During 2016, 2015 and 2014, no securities were determined to have impairment that had become other than temporary.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014

Credit Losses Recognized on Investments
There were no debt securities that have experienced fair value deterioration due to credit losses, as well as due to other market factors, but are not otherwise other-than-temporarily impaired.

Note 3:	Loans and Allowance for Loan Losses
Classes of loans at December 31, 2016 and 2015, included:
	2016	2015
	(In Thousands)

One- to four-family residential construction	$21,737	$23,526
Subdivision construction	17,186	38,504
Land development	50,624	58,440
Commercial construction	780,614	600,794
Owner occupied one- to four-family residential	200,340	110,277
Non-owner occupied one- to four-family residential	136,924	149,874
Commercial real estate	1,186,906	1,043,474
Other residential	663,378	419,549
Commercial business	348,628	357,580
Industrial revenue bonds	25,065	37,362
Consumer auto	494,233	439,895
Consumer other	70,001	74,829
Home equity lines of credit	108,753	83,966
Acquired FDIC-covered loans, net of discounts	134,356	236,071
Acquired loans no longer covered by FDIC loss sharing
agreements, net of discounts	72,569	33,338
Acquired non-covered loans, net of discounts	76,234	93,436
	4,387,548	3,800,915
Undisbursed portion of loans in process	(585,313)	(418,702)
Allowance for loan losses	(37,400)	(38,149)
Deferred loan fees and gains, net	(4,869)	(3,528)
	$3,759,966	$3,340,536

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014

Classes of loans by aging were as follows:

	December 31, 2016
							Total Loans
						Total	> 90 Days Past
	30-59 Days	60-89 Days	Over 90	Total Past		Loans	Due and
	Past Due	Past Due	Days	Due	Current	Receivable	Still Accruing
	(In Thousands)
One- to four-family
residential construction	$—	$—	$—	$—	$21,737	$21,737	$—
Subdivision construction	—	—	109	109	17,077	17,186	—
Land development	413	584	1,718	2,715	47,909	50,624	—
Commercial construction	—	—	—	—	780,614	780,614	—
Owner occupied one- to four-
family residential	1,760	388	1,125	3,273	197,067	200,340	—
Non-owner occupied one- to
four-family residential	309	278	404	991	135,933	136,924	—
Commercial real estate	1,969	1,988	4,404	8,361	1,178,545	1,186,906	—
Other residential	4,632	—	162	4,794	658,584	663,378	—
Commercial business	1,741	24	3,088	4,853	343,775	348,628	—
Industrial revenue bonds	—	—	—	—	25,065	25,065	—
Consumer auto	8,252	2,451	1,989	12,692	481,541	494,233	—
Consumer other	1,103	278	649	2,030	67,971	70,001	—
Home equity lines of credit	136	158	433	727	108,026	108,753	—
Acquired FDIC-covered loans, net of discounts	4,476	1,201	8,226	13,903	120,453	134,356	301
Acquired loans no longer covered by FDIC loss sharing agreements,
net of discounts	1,356	552	1,401	3,309	69,260	72,569	222
Acquired non-covered loans, net of discounts	851	173	2,854	3,878	72,356	76,234	—
	26,998	8,075	26,562	61,635	4,325,913	4,387,548	523
Less FDIC-supported loans,
and acquired non-covered loans, net of discounts	6,683	1,926	12,481	21,090	262,069	283,159	523

Total	$20,315	$6,149	$14,081	$40,545	$4,063,844	$4,104,389	$—

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014

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

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014

Nonaccruing loans are summarized as follows:

	December 31,
	2016	2015
	(In Thousands)

One- to four-family residential construction	$—	$—
Subdivision construction	109	—
Land development	1,718	139
Commercial construction	—	—
Owner occupied one- to four-family residential	1,125	715
Non-owner occupied one- to four-family
residential	404	345
Commercial real estate	4,404	13,488
Other residential	162	—
Commercial business	3,088	288
Industrial revenue bonds	—	—
Consumer auto	1,989	721
Consumer other	649	576
Home equity lines of credit	433	297

Total	$14,081	$16,569

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014

The following tables present the activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2016, 2015 and 2014, respectively.  Also presented are the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of the years ended December 31, 2016, 2015, and 2014, respectively:

	December 31, 2016
	One- to Four-
	Family
	Residential
	and	Other	Commercial	Commercial	Commercial
	Construction	Residential	Real Estate	Construction	Business	Consumer	Total
	(In Thousands)
Allowance for Loan Losses
Balance, January 1, 2016	$4,900	$3,190	$14,738	$3,019	$4,203	$8,099	$38,149
Provision (benefit) charged to expense	(2,407)	2,260	5,632	(827)	(926)	5,549	9,281
Losses charged off	(229)	(16)	(5,653)	(31)	(589)	(8,751)	(15,269)
Recoveries	58	52	1,221	123	327	3,458	5,239

Balance, December 31, 2016	$2,322	$5,486	$15,938	$2,284	$3,015	$8,355	$37,400

Ending balance:
Individually evaluated
for impairment	$570	$—	$2,209	$1,291	$1,295	$997	$6,362
Collectively evaluated
for impairment	$1,628	$5,396	$13,507	$953	$1,681	$7,248	$30,413
Loans acquired and
accounted for under
ASC 310-30	$124	$90	$222	$40	$39	$110	$625

Loans
Individually evaluated
for impairment	$6,015	$3,812	$10,507	$6,023	$4,539	$3,385	$34,281
Collectively evaluated
for impairment	$370,172	$659,566	$1,176,399	$825,215	$369,154	$669,602	$4,070,108
Loans acquired and
accounted for under
ASC 310-30	$155,378	$29,600	$54,208	$2,191	$6,429	$35,353	$283,159

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014

	December 31, 2015
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
December 31, 2016, 2015 and 2014

	December 31, 2014
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
December 31, 2016, 2015 and 2014

•	The consumer segment includes the consumer auto, consumer other and home equity lines of credit classes.
The weighted average interest rate on loans receivable at December 31, 2016 and 2015, was 4.58% and 4.56%, respectively.

Loans serviced for others are not included in the accompanying consolidated statements of financial condition.  The unpaid principal balances of loans serviced for others were $266.2 million and $237.7 million at December 31, 2016 and 2015, respectively.  In addition, available lines of credit on these loans were $60.5 million and $32.3 million at December 31, 2016 and 2015, respectively.

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

The following summarizes information regarding impaired loans at and during the years ended December 31, 2016, 2015 and 2014:
				Year Ended
	December 31, 2016			December 31, 2016
				Average
		Unpaid		Investment	Interest
	Recorded	Principal	Specific	in Impaired	Income
	Balance	Balance	Allowance	Loans	Recognized
	(In Thousands)

One- to four-family residential construction	$—	$—	$—	$—	$—
Subdivision construction	818	829	131	948	46
Land development	6,023	6,120	1,291	8,020	304
Commercial construction	—	—	—	—	—
Owner occupied one- to four-family
residential	3,290	3,555	375	3,267	182
Non-owner occupied one- to four-family
residential	1,907	2,177	65	1,886	113
Commercial real estate	10,507	12,121	2,209	23,928	984
Other residential	3,812	3,812	—	6,813	258
Commercial business	4,539	4,652	1,294	2,542	185
Industrial revenue bonds	—	—	—	—	—
Consumer auto	2,097	2,178	629	1,307	141
Consumer other	812	887	244	884	70
Home equity lines of credit	476	492	124	417	32

Total	$34,281	$36,823	$6,362	$50,012	$2,315

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014

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

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014

At December 31, 2016, $18.1 million of impaired loans had specific valuation allowances totaling $6.4 million.  At December 31, 2015, $25.1 million of impaired loans had specific valuation allowances totaling $6.1 million.  At December 31, 2014, $20.0 million of impaired loans had specific valuation allowances totaling $5.1 million.  For impaired loans which were nonaccruing, interest of approximately $1.5 million, $1.0 million and $1.1 million would have been recognized on an accrual basis during the years ended December 31, 2016, 2015 and 2014, respectively.

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
The following table presents newly restructured loans during 2016, 2015 and 2014 by type of modification:

	2016
				Total
	Interest Only	Term	Combination	Modification
	(In Thousands)

Mortgage loans on real estate:
Residential one-to-four family	$60	$—	$—	$60
Commercial	2,946	—	—	2,946
Construction and land development	429	—	—	429
Commercial business	—	38	—	38
Consumer	—	59	—	59

	$3,435	$97	$—	$3,532

	2015
				Total
	Interest Only	Term	Combination	Modification
	(In Thousands)

Mortgage loans on real estate:
Residential one-to-four family	$—	$407	$164	$571
Commercial	—	115	—	115
Commercial business	—	1,095	—	1,095
Consumer	—	97	—	97

	$—	$1,714	$164	$1,878

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014

	2014
				Total
	Interest Only	Term	Combination	Modification
	(In Thousands)

Mortgage loans on real estate:
One- to four-family
residential construction	$—	$—	$223	$223
Subdivision construction	—	250	—	250
Residential one-to-four family	308	426	—	734
Commercial	506	1,928	—	2,434
Other residential	—	1,881	—	1,881
Commercial	—	1,150	—	1,150
Consumer	—	145	—	145

	$814	$5,780	$223	$6,817

At December 31, 2016, the Company had $21.1 million of loans that were modified in troubled debt restructurings and impaired, as follows:  $5.0 million of construction and land development loans, $7.4 million of single family and multi-family residential mortgage loans, $7.1 million of commercial real estate loans, $1.3 million of commercial business loans and $296,000 of consumer loans.  Of the total troubled debt restructurings at December 31, 2016, $18.6 million were accruing interest and $7.9 million were classified as substandard using the Company's internal grading system which is described below. The Company had no troubled debt restructurings which were modified in the previous 12 months and subsequently defaulted during the year ended December 31, 2016.  When loans modified as troubled debt restructuring have subsequent payment defaults, the defaults are factored into the determination of the allowance for loan losses to ensure specific valuation allowances reflect amounts considered uncollectible.  At December 31, 2015, the Company had $45.0 million of loans that were modified in troubled debt restructurings and impaired, as follows:  $7.9 million of construction and land development loans, $13.5 million of single family and multi-family residential mortgage loans, $21.3 million of commercial real estate loans, $2.0 million of commercial business loans and $311,000 of consumer loans.  Of the total troubled debt restructurings at December 31, 2015, $39.0 million were accruing interest and $12.2 million were classified as substandard using the Company's internal grading system.  At December 31, 2014, the Company had $47.6 million of loans that were modified in troubled debt restructurings and impaired, as follows:  $8.3 million of construction and land development loans, $13.8 million of single family and multi-family residential mortgage loans, $23.3 million of commercial real estate loans, $1.9 million of commercial business loans and $324,000 of consumer loans.  Of the total troubled debt restructurings at December 31, 2014, $39.2 million were accruing interest and $18.3 million were classified as substandard using the Company's internal grading system.
During the year ended December 31, 2016, borrowers with loans designated as troubled debt restructurings totaling $431,000 met the criteria for placement back on accrual status.  This criteria is generally a minimum of six months of payment performance under original or modified terms.  The

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014

$431,000 was made up of $235,000 of residential mortgage loans, $100,000 of commercial real estate loans, $96,000 of consumer loans.
The Company reviews the credit quality of its loan portfolio using an internal grading system that classifies loans as "Satisfactory," "Watch," "Special Mention," "Substandard" and "Doubtful."  Substandard loans are characterized by the distinct possibility that the Bank will sustain some loss if certain deficiencies are not corrected.  Doubtful loans are those having all the weaknesses inherent to those classified Substandard with the added characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.  Special mention loans possess potential weaknesses that deserve management's close attention but do not expose the Bank to a degree of risk that warrants substandard classification.  Loans classified as watch are being monitored because of indications of potential weaknesses or deficiencies that may require future classification as special mention or substandard.  Loans not meeting any of the criteria previously described are considered satisfactory.  The acquired FDIC-covered and previously covered loans are evaluated using this internal grading system.  These loans are accounted for in pools and the loans acquired in the Inter Savings Bank FDIC transaction are currently substantially covered through loss sharing agreements with the FDIC.  The acquired non-covered loans are also evaluated using this internal grading system, and are also accounted for in pools.  Minimal adverse classification in these acquired loan pools was identified as of December 31, 2016 and 2015, respectively.  See Note 4 for further discussion of the acquired loan pools and remaining loss sharing agreements.

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

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014

The loan grading system is presented by loan class below:

	December 31, 2016
			Special
	Satisfactory	Watch	Mention	Substandard	Doubtful	Total
	(In Thousands)
One- to four-family residential
construction	$20,771	$966	$—	$—	$—	$21,737
Subdivision construction	14,059	2,729	—	398	—	17,186
Land development	39,925	5,140	—	5,559	—	50,624
Commercial construction	780,614	—	—	—	—	780,614
Owner occupied one- to-four-
family residential	198,835	67	—	1,438	—	200,340
Non-owner occupied one- to-
four-family residential	135,930	465	—	529	—	136,924
Commercial real estate	1,160,280	20,154	—	6,472	—	1,186,906
Other residential	658,846	4,370	—	162	—	663,378
Commercial business	342,685	2,651	—	3,292	—	348,628
Industrial revenue bonds	25,065	—	—	—	—	25,065
Consumer auto	492,165	—	—	2,068	—	494,233
Consumer other	69,338	—	—	663	—	70,001
Home equity lines of credit	108,290	—	—	463	—	108,753
Acquired FDIC-covered loans,
net of discounts	134,356	—	—	—	—	134,356
Acquired loans no longer covered
by FDIC loss sharing
agreements, net of discounts	72,552	—	—	17	—	72,569
Acquired non-covered loans,
net of discounts	76,234	—	—	—	—	76,234

Total	$4,329,945	$36,542	$—	$21,061	$—	$4,387,548

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014

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
Certain directors and executive officers of the Company and the Bank are customers of and had transactions with the Bank in the ordinary course of business.  Except for the interest rates on loans secured by personal residences, in the opinion of management, all loans included in such transactions were made on substantially the same terms as those prevailing at the time for comparable transactions with unrelated parties.  Generally, residential first mortgage loans and home equity lines of credit to all employees and directors have been granted at interest rates equal to the Bank's cost of funds, subject to annual adjustments in the case of residential first mortgage loans and monthly adjustments in the case of home equity lines of credit.  At December 31, 2016 and 2015, loans outstanding to these directors and executive officers are summarized as follows:

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014

	2016	2015
	(In Thousands)

Balance, beginning of year	$14,287	$16,028
New loans	14,299	3,390
Payments	(3,793)	(5,131)

Balance, end of year	$24,793	$14,287

Note 4:	Acquired Loans, Loss Sharing Agreements and FDIC Indemnification Assets
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
The loans, commitments and foreclosed assets purchased in the Vantus Bank transaction were covered by a loss sharing agreement between the FDIC and Great Southern Bank.  Under the loss sharing agreement, the Bank shared in the losses on assets covered under the agreement (referred to as covered assets).  On losses up to $102.0 million, the FDIC agreed to reimburse the Bank for 80% of the losses.  On losses exceeding $102.0 million, the FDIC agreed to reimburse the Bank for 95% of the losses.  Realized losses covered by the loss sharing agreement included loan contractual balances (and related unfunded commitments that were acquired), accrued interest on loans for up to 90 days, the book value of foreclosed real estate acquired, and certain direct costs, less cash or other consideration received by

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014

Great Southern.  This agreement originally was to extend for ten years for 1-4 family real estate loans and for five years for other loans.  The five-year period ended September 30, 2014 and the ten-year period was terminated early, effective April 26, 2016, by mutual agreement of Great Southern Bank and the FDIC.  See "Loss Sharing Agreements" below.  Based upon the acquisition date fair values of the net assets acquired, no goodwill was recorded.
Sun Security Bank
On October 7, 2011, Great Southern Bank entered into a purchase and assumption agreement with loss share with the FDIC to assume all of the deposits and acquire certain assets of Sun Security Bank, a full service bank headquartered in Ellington, Missouri.
The loans and foreclosed assets purchased in the Sun Security Bank transaction are covered by a loss sharing agreement between the FDIC and Great Southern Bank.  Under the loss sharing agreement, the FDIC agreed to cover 80% of the losses on the loans (excluding approximately $4 million of consumer loans) and foreclosed assets purchased subject to certain limitations.  Realized losses covered by the loss sharing agreement include loan contractual balances (and related unfunded commitments that were acquired), accrued interest on loans for up to 90 days, the book value of foreclosed real estate acquired, and certain direct costs, less cash or other consideration received by Great Southern.  This agreement originally was to extend for ten years for 1-4 family real estate loans and for five years for other loans but was terminated early, effective April 26, 2016, by mutual agreement of Great Southern Bank and the FDIC.  See "Loss Sharing Agreements" below.  Based upon the acquisition date fair values of the net assets acquired, no goodwill was recorded.  A discount was recorded in conjunction with the fair value of the acquired loans and the amount accreted to yield during 2016, 2015 and 2014 was $-0-, $-0- and $105,000, respectively.
InterBank
On April 27, 2012, Great Southern Bank entered into a purchase and assumption agreement with loss share with the FDIC to assume all of the deposits and acquire certain assets of Inter Savings Bank, FSB ("InterBank"), a full service bank headquartered in Maple Grove, Minnesota.
The loans and foreclosed assets purchased in the InterBank transaction are covered by a loss sharing agreement between the FDIC and Great Southern Bank.  Under the loss sharing agreement, the FDIC has agreed to cover 80% of the losses on the loans (excluding approximately $60,000 of consumer loans) and foreclosed assets purchased subject to certain limitations.  Realized losses covered by the loss sharing agreement include loan contractual balances (and related unfunded commitments that were acquired), accrued interest on loans for up to 90 days, the book value of foreclosed real estate acquired, and certain direct costs, less cash or other consideration received by Great Southern.  This agreement extends for ten years for 1-4 family real estate loans and for five years for other loans.  The value of this loss sharing agreement was considered in determining fair values of loans and foreclosed assets acquired.  The loss sharing agreement is subject to the Bank following servicing procedures as specified in the agreement with the FDIC.  The expected reimbursements under the loss sharing agreement were recorded as an indemnification asset at their preliminary estimated fair value on the acquisition date.  Based upon the acquisition date fair values of the net assets acquired, no goodwill was recorded.  The Bank recorded the fair value of the acquired loans at their estimated fair value of $285.5 million and the related FDIC indemnification asset was recorded at its estimated fair value of $84.0 million.  A premium was recorded in conjunction with the fair value of the acquired loans and the amount amortized to yield during 2016, 2015 and 2014 was $359,000, $459,000 and $544,000, respectively.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014

Valley Bank
On June 20, 2014, Great Southern Bank entered into a purchase and assumption agreement with the FDIC to purchase a substantial portion of the loans and investment securities, as well as certain other assets, and assume all of the deposits, as well as certain other liabilities, of Valley Bank, a full-service bank headquartered in Moline, Illinois, with significant operations in Iowa. This transaction did not include a loss sharing agreement.
In this transaction, the Company acquired assets with a fair value of approximately $378.7 million (approximately 10.0% of the Company's total consolidated assets at acquisition) and assumed liabilities with a fair value of approximately $367.9 million (approximately 9.8% of the Company's total consolidated assets at acquisition).  Based upon the acquisition date fair values of the net assets acquired, no goodwill was recorded.  The transaction resulted in a one-time gain of $10.8 million, which was included in Noninterest Income in the Company's Consolidated Statement of Income for the year ended December 31, 2014.  During 2014, the Company continued to analyze its estimates of the fair values of the assets acquired and liabilities assumed.  The Company finalized its analysis of these assets and liabilities without adjustments to the initial fair value estimates.  The Bank recorded the fair value of the acquired loans at their estimated fair value of $165.1 million.  A premium was recorded in conjunction with the fair value of the acquired loans and the amount amortized to yield during 2016, 2015 and 2014 was $491,000, $794,000 and $501,000, respectively.
Loss Sharing Agreements
On April 26, 2016, Great Southern Bank executed an agreement with the FDIC to terminate the loss sharing agreements for TeamBank, Vantus Bank and Sun Security Bank, effective immediately.  The agreement required the FDIC to pay $4.4 million to settle all outstanding items related to the terminated loss sharing agreements.  As a result of entering into the agreement, assets that were covered by the terminated loss sharing agreements, including covered loans in the amount of $61.5 million and covered other real estate owned in the amount of $468,000 as of March 31, 2016, were reclassified as non-covered assets effective April 26, 2016.  In anticipation of terminating the loss sharing agreements, an impairment of the related indemnification assets was recorded during the three months ended March 31, 2016 in the amount of $584,000.  On the date of the termination, the indemnification asset balances (and certain other receivables from the FDIC) related to TeamBank, Vantus Bank and Sun Security Bank, which totaled $4.4 million, net of impairment, at March 31, 2016, became $-0- as a result of the receipt of funds from the FDIC as outlined in the termination agreement.  There will be no future effects on non-interest income (expense) related to adjustments or amortization of the indemnification assets for TeamBank, Vantus Bank or Sun Security Bank; however, adjustments and amortization related to the InterBank indemnification asset and loss sharing agreement will continue.  The remaining accretable yield adjustments that affect interest income are not changed by this transaction and will continue to be recognized for all FDIC-assisted transactions in the same manner as they have been previously.

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

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014

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
The amount of the estimated cash flows expected to be received from the acquired loan pools in excess of the fair values recorded for the loan pools is referred to as the accretable yield.  The accretable yield is recognized as interest income over the estimated lives of the loans.  The Company continues to evaluate the fair value of the loans including cash flows expected to be collected.  Increases in the Company's cash flow expectations are recognized as increases to the accretable yield while decreases are recognized as impairments through the allowance for loan losses.  During the years ended December 31, 2016, 2015 and 2014, increases in expected cash flows related to the acquired loan portfolios resulted in adjustments to the accretable yield to be spread over the estimated remaining lives of the loans on a level-yield basis.  The increases in expected cash flows also reduced the amount of expected reimbursements under the loss sharing agreements, when applicable.  This resulted in corresponding adjustments during the years ended December 31, 2016, 2015 and 2014, to the indemnification assets to be amortized on a level-yield basis over the remainder of the loss sharing agreements or the remaining expected lives of the loan pools, whichever is shorter.  The amounts of these adjustments were as follows:
	Year Ended December 31,
	2016	2015	2014
	(In Thousands)
Increase in accretable yield due to increased
cash flow expectations	$10,598	$13,720	$31,461
Decrease in FDIC indemnification asset
as a result of accretable yield increase	(2,744)	(5,056)	(23,129)

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014

The adjustments, along with those made in previous years, impacted the Company's Consolidated Statements of Income as follows:
	Year Ended December 31,
	2016	2015	2014
	(In Thousands)
Interest income	$16,393	$28,531	$34,974
Noninterest income	(7,033)	(19,534)	(28,740)

Net impact to pre-tax income	$9,360	$8,997	$6,234

On an on-going basis the Company estimates the cash flows expected to be collected from the acquired loan pools.  For each of the loan portfolios acquired, the cash flow estimates have increased, based on payment histories and reduced loss expectations of the loan pools.  This resulted in increased income that was spread on a level-yield basis over the remaining expected lives of the loan pools (and, therefore, has decreased over time).  The increases in expected cash flows also reduced the amount of expected reimbursements under the loss sharing agreements with the FDIC (to the extent such an agreement was in place), which were recorded as indemnification assets.  Therefore, the expected indemnification assets had also been reduced each quarter since the fourth quarter of 2010, resulting in adjustments to be amortized on a comparable basis over the remainder of the loss sharing agreements or the remaining expected lives of the loan pools, whichever is shorter.  Since the early terminations of all other loss sharing agreements on April 26, 2016, only the loans and other real estate owned acquired in the InterBank transaction have been covered by a loss sharing agreement and have indemnification assets remaining.  Additional estimated cash flows totaling approximately $10.6 million were recorded in the year ended December 31, 2016 related to these loan pools, with a corresponding reduction in expected reimbursement from the FDIC (solely related to the InterBank transaction) of approximately $2.7 million in the year ended December 31, 2016.
Because these adjustments will be recognized over the remaining lives of the loan pools and the remainder of the loss sharing agreement, respectively, they will impact future periods as well. The remaining accretable yield adjustment that will affect interest income is $6.3 million and the remaining adjustment to the indemnification asset, including the effects of the clawback liability, that will affect non-interest income (expense) is $(2.5) million. The $6.3 million of accretable yield adjustment relates to TeamBank, Vantus Bank, Sun Security Bank, InterBank and Valley Bank. The expense, as noted, is only related to InterBank, as there is no longer, nor will there be in the future, indemnification asset amortization expense related to TeamBank, Vantus Bank or Sun Security Bank due to the early termination of the remaining related loss sharing agreements for those transactions in April 2016.  Of the remaining adjustments, we expect to recognize $4.3 million of interest income and $(1.7) million of non-interest income (expense) during 2017. Additional adjustments may be recorded in future periods from the FDIC-assisted acquisitions, as the Company continues to estimate expected cash flows from the acquired loan pools.
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
December 31, 2016, 2015 and 2014

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
At December 31, 2016, 2015 and 2014, the Bank's internal estimate of credit performance was expected to be better than the threshold set by the FDIC in the loss sharing agreement.  Therefore, a separate clawback liability totaling $6.6 million, $6.6 million and $6.1 million was recorded at of December 31, 2016, 2015 and 2014, respectively.  As changes in the fair values of the loans and foreclosed assets are determined due to changes in expected cash flows, changes in the amount of the clawback liability will occur.
TeamBank Loans, Foreclosed Assets and Indemnification Asset
The following tables present the balances of the loans, discount and FDIC indemnification asset related to the TeamBank transaction at December 31, 2016 and 2015.  Through December 31, 2016, gross loan balances (due from the borrower) were reduced approximately $417.3 million since the transaction date because of $284.5 million of repayments by the borrower, $61.7 million of transfers to foreclosed assets and $71.1 million of charge-downs to customer loan balances.  Based upon the collectability analyses performed at the time of the acquisition, we expected certain levels of foreclosures and charge-offs and actual results have been better than our expectations.  As a result, cash flows expected to be received from the acquired loan pools have increased, resulting in adjustments that were made to the related accretable yield as described above.
	December 31, 2016
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$18,838	$14
Reclassification from nonaccretable discount
to accretable discount due to change in	(846)	—
expected losses (net of accretion to date)
Original estimated fair value of assets, net of
activity since acquisition date	(17,833)	(14)

Expected loss remaining	$159	$—

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014

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

Vantus Bank Loans, Foreclosed Assets and Indemnification Asset
The following tables present the balances of the loans, discount and FDIC indemnification asset related to the Vantus Bank transaction at December 31, 2016 and 2015.  Through December 31, 2016, gross loan balances (due from the borrower) were reduced approximately $307.8 million since the transaction date because of $262.0 million of repayments by the borrower, $16.7 million of transfers to foreclosed assets and $29.1 million of charge-downs to customer loan balances.  Based upon the collectability analyses performed at the time of the acquisition, we expected certain levels of foreclosures and charge-offs and actual results have been better than our expectations.  As a result, cash flows expected to be received from the acquired loan pools have increased, resulting in adjustments that were made to the related accretable yield as described above.
	December 31, 2016
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$23,712	$15
Reclassification from nonaccretable discount
to accretable discount due to change in
expected losses (net of accretion to date)	(239)	—
Original estimated fair value of assets, net of
activity since acquisition date	(23,232)	(15)

Expected loss remaining	$241	$—

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014

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

Sun Security Bank Loans, Foreclosed Assets and Indemnification Asset
The following tables present the balances of the loans, discount and FDIC indemnification asset related to the Sun Security Bank transaction at December 31, 2016 and 2015.  Through December 31, 2016, gross loan balances (due from the borrower) were reduced approximately $200.9 million since the transaction date because of $141.6 million of repayments by the borrower, $28.4 million of transfers to foreclosed assets and $30.9 million of charge-downs to customer loan balances.  Based upon the collectability analyses performed at the time of the acquisition, we expected certain levels of foreclosures and charge-offs and actual results have been better than our expectations.  As a result, cash flows expected to be received from the acquired loan pools have increased, resulting in adjustments that were made to the related accretable yield as described above.
	December 31, 2016
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$33,579	$365
Reclassification from nonaccretable discount
to accretable discount due to change in
expected losses (net of accretion to date)	(1,086)	—
Original estimated fair value of assets, net of
activity since acquisition date	(31,499)	(286)

Expected loss remaining	$994	$79

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014

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

InterBank Loans, Foreclosed Assets and Indemnification Asset
The following tables present the balances of the loans, discount and FDIC indemnification asset related to the InterBank transaction at December 31, 2016 and 2015.  Through December 31, 2016, gross loan balances (due from the borrower) were reduced approximately $243.6 million since the transaction date because of $204.0 million of repayments by the borrower, $16.6 million of transfers to foreclosed assets and $23.0 million of charge-offs to customer loan balances.  Based upon the collectability analyses performed at the time of the acquisition, we expected certain levels of foreclosures and charge-offs and actual results have been better than our expectations.  As a result, cash flows expected to be received from the acquired loan pools have increased, resulting in adjustments that were made to the related accretable yield as described above.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014

	December 31, 2016
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$149,657	$1,417
Noncredit premium/(discount), net of
activity since acquisition date	543	—
Reclassification from nonaccretable discount
to accretable discount due to change in
expected losses (net of accretion to date)	(1,984)	—
Original estimated fair value of assets, net of
activity since acquisition date	(134,355)	(1,417)
Expected loss remaining	13,861	—
Assumed loss sharing recovery percentage	84%	—
Expected loss sharing value	11,644	—
FDIC loss share clawback	953	—
Indemnification asset to be amortized resulting from
change in expected losses	1,586	—
Accretable discount on FDIC indemnification asset	(1,038)	—

FDIC indemnification asset	$13,145	$—

	December 31, 2015
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$193,654	$2,110
Noncredit premium/(discount), net of
activity since acquisition date	902	—
Reclassification from nonaccretable discount
to accretable discount due to change in
expected losses (net of accretion to date)	(4,901)	—
Original estimated fair value of assets, net of
activity since acquisition date	(170,308)	(1,392)
Expected loss remaining	19,347	718
Assumed loss sharing recovery percentage	83%	80%
Expected loss sharing value	16,032	575
FDIC loss share clawback	2,360	—
Indemnification asset to be amortized resulting from
change in expected losses	3,920	—
Accretable discount on FDIC indemnification asset	(1,801)	(33)

FDIC indemnification asset	$20,511	$542

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014

Valley Bank Loans and Foreclosed Assets
The following tables present the balances of the loans and discount related to the Valley Bank transaction at December 31, 2016 and 2015.  Through December 31, 2016, gross loan balances (due from the borrower) were reduced approximately $108.9 million since the transaction date because of $98.5 million of repayments by the borrower, $3.0 million of transfers to foreclosed assets and $7.4 million of charge-offs to customer loan balances.  The Valley Bank transaction did not include a loss sharing agreement; however, the loans were recorded at a discount, which is accreted to yield over the life of the loans.  Based upon the collectability analyses performed at the time of the acquisition, we expected certain levels of foreclosures and charge-offs and actual results have been better than our expectations.  As a result, cash flows expected to be received from the acquired loan pools have increased, resulting in adjustments that were made to the related accretable yield as described above.
	December 31, 2016
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis, net of activity
since acquisition date	$84,283	$1,973
Noncredit premium/(discount), net of
activity since acquisition date	228	—
Reclassification from nonaccretable discount
to accretable discount due to change in
expected losses (net of accretion to date)	(2,121)	—
Original estimated fair value of assets, net of
activity since acquisition date	(76,231)	(1,952)
Expected loss remaining	$6,159	$21

	December 31, 2015
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis, net of activity
since acquisition date	$109,791	$1,017
Noncredit premium/(discount), net of
activity since acquisition date	719	—
Reclassification from nonaccretable discount
to accretable discount due to change in
expected losses (net of accretion to date)	(3,213)	—
Original estimated fair value of assets, net of
activity since acquisition date	(93,436)	(995)
Expected loss remaining	$13,861	$22

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014

Changes in the accretable yield for acquired loan pools were as follows for the years ended December 31, 2016, 2015 and 2014:
			Sun
	TeamBank	Vantus Bank	Security Bank	InterBank	Valley Bank
	(In Thousands)

Balance, January 1, 2014	$7,402	$5,725	$11,113	$40,095	$—
Additions	—	—	—	—	22,976
Accretion	(4,138)	(3,835)	(10,590)	(37,994)	(4,788)
Reclassification from nonaccretable difference(1)	3,601	2,563	7,429	33,991	(7,056)

Balance, December 31, 2014	6,865	4,453	7,952	36,092	11,132
Accretion	(3,265)	(2,541)	(5,487)	(28,767)	(10,975)
Reclassification from nonaccretable difference(1)	205	1,448	3,459	9,022	8,159

Balance, December 31, 2015	3,805	3,360	5,924	16,347	8,316
Accretion	(1,834)	(1,877)	(3,832)	(13,964)	(11,933)
Reclassification from nonaccretable difference(1)	506	1,064	2,185	6,129	8,414

Balance, December 31, 2016	$2,477	$2,547	$4,277	$8,512	$4,797

(1)
Represents increases in estimated cash flows expected to be received from the acquired loan pools, primarily due to lower estimated credit losses.  The numbers also include changes in expected accretion of the loan pools for TeamBank, Vantus Bank, Sun Security Bank, InterBank and Valley Bank for the year ended December 31, 2016, totaling $506,000, $1.0 million, $1.8 million, $2.7 million and $1.6 million, respectively; for TeamBank, Vantus Bank, Sun Security Bank, InterBank and Valley Bank for the year ended December 31, 2015, totaling $40,000, $1.1 million, $2.0 million, $4.8 million and $759,000, respectively; and for TeamBank, Vantus Bank, Sun Security Bank, InterBank and Valley Bank for the year ended December 31, 2014, totaling $3.2 million, $2.4 million, $3.9 million, $9.2 million and $(9.6 million), respectively.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014

Note 5:	Other Real Estate Owned
Major classifications of other real estate owned at December 31, 2016 and 2015, were as follows:
	2016	2015
	(In Thousands)
Foreclosed assets held for sale
One- to four-family construction	$—	$—
Subdivision construction	6,360	7,016
Land development	10,886	12,133
Commercial construction	—	—
One- to four-family residential	1,217	1,375
Other residential	954	2,150
Commercial real estate	3,841	3,608
Commercial business	—	—
Consumer	1,991	1,109
	25,249	27,391
FDIC-supported foreclosed assets, net of discounts	1,426	1,834
Acquired foreclosed assets no longer covered by
FDIC loss sharing agreements, net of discounts	316	460
Acquired foreclosed assets not covered by FDIC
loss sharing agreements, net of discounts (Valley Bank)	1,952	995

Foreclosed assets held for sale, net	28,943	30,680

Other real estate owned not acquired through
foreclosure	3,715	1,213

Other real estate owned	$32,658	$31,893

As of December 31, 2016, other real estate owned not acquired through foreclosure included 17 properties, 16 of which were branch locations that have been closed and are held for sale, and one of which is land which was acquired for a potential branch location.
During the year ended December 31, 2016, 15 former branch locations were added to other real estate owned not acquired through foreclosure due to the closing of those branches.  Seven former branch locations have been sold during the year at a net gain of $858,000, which is included in the gain of sales of other real estate owned amount in the table below.
At December 31, 2016, residential mortgage loans totaling $3.6 million were in the process of foreclosure, $3.5 million of which were acquired loans.  Of the $3.5 million of acquired loans, $2.6 million are covered by loss sharing agreements, $275,000 were previously covered by loss sharing agreements and $662,000 were acquired in the Valley Bank transaction.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014

Expenses applicable to other real estate owned for the years ended December 31, 2016, 2015 and 2014, included the following:
	2016	2015	2014
	(In Thousands)

Net gain on sales of real estate	$(68)	$(397)	$(91)
Valuation write-downs	431	890	3,343
Operating expenses, net of rental income	3,748	2,033	2,384

	$4,111	$2,526	$5,636

Note 6:	Premises and Equipment
Major classifications of premises and equipment at December 31, 2016 and 2015, stated at cost, were as follows:
	2016	2015
	(In Thousands)

Land	$43,582	$39,395
Buildings and improvements	95,169	87,333
Furniture, fixtures and equipment	57,217	56,051
	195,968	182,779
Less accumulated depreciation	55,372	53,124

	$140,596	$129,655

Note 7:	Investments in Limited Partnerships
Investments in Affordable Housing Partnerships
The Company has invested in certain limited partnerships that were formed to develop and operate apartments and single-family houses designed as high-quality affordable housing for lower income tenants throughout Missouri and contiguous states.  At December 31, 2016, the Company had thirteen investments, with a net carrying value of $21.8 million.  At December 31, 2015, the Company had thirteen investments, with a net carrying value of $25.1 million.  Due to the Company's inability to exercise any significant influence over any of the investments in Affordable Housing Partnerships, they all are accounted for using the proportional amortization method.  Each of the partnerships must meet the regulatory requirements for affordable housing for a minimum 15-year compliance period to fully utilize the tax credits.  If the partnerships cease to qualify during the compliance period, the credits may be denied for any period in which the projects are not in compliance and a portion of the credits previously taken may be subject to recapture with interest.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014

The remaining federal affordable housing tax credits to be utilized over a maximum of 15 years were $27.1 million as of December 31, 2016, assuming no tax credit recapture events occur and all projects currently under construction are completed as planned.  Amortization of the investments in partnerships is expected to be approximately $21.0 million, assuming all projects currently under construction are completed and funded as planned.  The Company's usage of federal affordable housing tax credits approximated $6.2 million, $6.3 million and $6.0 million during 2016, 2015 and 2014, respectively.  Investment amortization amounted to $4.4 million, $4.9 million and $4.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Investments in Community Development Entities
The Company has invested in certain limited partnerships that were formed to develop and operate business and real estate projects located in low-income communities.  At December 31, 2016, the Company had two investments, with a net carrying value of $1.9 million.  At December 31, 2015, the Company had four investments, with a net carrying value of $3.5 million.  Due to the Company's inability to exercise any significant influence over any of the investments in qualified Community Development Entities, they are all accounted for using the cost method.  Each of the partnerships provides federal New Market Tax Credits over a seven-year credit allowance period.  In each of the first three years, credits totaling five percent of the original investment are allowed on the credit allowance dates and for the final four years, credits totaling six percent of the original investment are allowed on the credit allowance dates.  Each of the partnerships must be invested in a qualified Community Development Entity on each of the credit allowance dates during the seven-year period to utilize the tax credits.  If the Community Development Entities cease to qualify during the seven-year period, the credits may be denied for any credit allowance date and a portion of the credits previously taken may be subject to recapture with interest.  The investments in the Community Development Entities cannot be redeemed before the end of the seven-year period.
The remaining federal New Market Tax Credits to be utilized over a maximum of seven years were $2.2 million as of December 31, 2016.  Amortization of the investments in partnerships is expected to be approximately $1.6 million.  The Company's usage of federal New Market Tax Credits approximated $2.3 million, $2.3 million and $2.3 million during 2016, 2015 and 2014, respectively.  Investment amortization amounted to $1.7 million, $1.7 million and $1.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.
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

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014

Note 8:	Deposits
Deposits at December 31, 2016 and 2015, are summarized as follows:
	Weighted Average
	Interest Rate	2016	2015
		(In Thousands, Except Interest Rates)

Noninterest-bearing accounts	—	$653,288	$571,629
Interest-bearing checking and
savings accounts	0.26% - 0.24%	1,539,216	1,408,850
		2,192,504	1,980,479

Certificate accounts	0% - 0.99%	695,738	863,865
	1% - 1.99%	737,649	381,956
	2% - 2.99%	48,777	39,592
	3% - 3.99%	1,119	1,137
	4% - 4.99%	1,171	1,304
	5% and above	272	293
		1,484,726	1,288,147

		$3,677,230	$3,268,626

The weighted average interest rate on certificates of deposit was 1.01% and 0.85% at December 31, 2016 and 2015, respectively.
The aggregate amount of certificates of deposit originated by the Bank in denominations greater than $100,000 was approximately $634.7 million and $493.6 million at December 31, 2016 and 2015, respectively.  The Bank utilizes brokered deposits as an additional funding source.  The aggregate amount of brokered deposits was approximately $324.3 million and $283.7 million at December 31, 2016 and 2015, respectively.
At December 31, 2016, scheduled maturities of certificates of deposit were as follows:
	Retail	Brokered	Total
	(In Thousands)

2017	$726,594	$310,364	$1,036,958
2018	262,625	13,910	276,535
2019	70,408	—	70,408
2020	49,427	—	49,427
2021	47,574	—	47,574
Thereafter	3,824	—	3,824

	$1,160,452	$324,274	$1,484,726

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014

A summary of interest expense on deposits for the years ended December 31, 2016, 2015 and 2014, is as follows:
	2016	2015	2014
	(In Thousands)

Checking and savings accounts	$3,888	$2,858	$3,088
Certificate accounts	13,598	10,739	8,264
Early withdrawal penalties	(99)	(86)	(127)

	$17,387	$13,511	$11,225

Note 9:	Advances From Federal Home Loan Bank
Advances from the Federal Home Loan Bank at December 31, 2016 and 2015, consisted of the following:
	December 31, 2016		December 31, 2015
		Weighted		Weighted
		Average		Average
		Interest		Interest
Due In	Amount	Rate	Amount	Rate
	(In Thousands)

2016	$—	—%	$232,071	0.42%
2017	30,826	3.26	30,826	3.26
2018	81	5.14	81	5.14
2019	28	5.14	28	5.14
2020	—	—	—	—
2021	—	—	—	—
2022 and thereafter	500	5.54	500	5.54

	31,435	3.30	263,506	0.76

Unamortized fair value adjustment	17		40

	$31,452		$263,546

Also included in the Bank's FHLB advances at December 31, 2016 and December 31, 2015, was a $30.0 million advance with a maturity date of November 24, 2017.  The interest rate on this advance is 3.20%.  The advance has a call provision that allows the Federal Home Loan Bank of Des Moines to call the advance quarterly.
In June 2014 the Company prepaid a total of $80 million of its Federal Home Loan Bank advances and $50 million of structured repurchase agreements (see Note 12) as part of a strategy to utilize the Bank's liquidity and improve net interest margin.  As a result, the Company incurred one-time prepayment penalties totaling $7.4 million, which were included in other operating expenses in 2014.
The Bank has pledged FHLB stock, investment securities and first mortgage loans free of pledges, liens and encumbrances as collateral for outstanding advances.  No investment securities were

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014

specifically pledged as collateral for advances at December 31, 2016 and 2015.  Loans with carrying values of approximately $1.12 billion and $1.21 billion were pledged as collateral for outstanding advances at December 31, 2016 and 2015, respectively.  The Bank had potentially available $551.0 million remaining on its line of credit under a borrowing arrangement with the FHLB of Des Moines at December 31, 2016.

Note 10:	Short-Term Borrowings
Short-term borrowings at December 31, 2016 and 2015, are summarized as follows:
	2016	2015
	(In Thousands)

Notes payable – Community Development
Equity Funds	$1,323	$1,295
Overnight borrowings from the Federal Home Loan Bank	171,000	—
Securities sold under reverse repurchase agreements	113,700	116,182

	$286,023	$117,477

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
Short-term borrowings had weighted average interest rates of 0.50% and 0.04% at December 31, 2016 and 2015, respectively.  Short-term borrowings averaged approximately $327.7 million and $192.1 million for the years ended December 31, 2016 and 2015, respectively.  The maximum amounts outstanding at any month end were $523.1 million and $219.5 million, respectively, during those same periods.
The following table represents the Company's securities sold under reverse repurchase agreements, by collateral type and remaining contractual maturity at December 31, 2016 and 2015:
	2016	2015
	Overnight and	Overnight and
	Continuous	Continuous
	(In Thousands)

FHLBank CD	$16,202	$—
Mortgage-backed securities – GNMA, FNMA, FHLMC	97,498	116,182

	$113,700	$116,182

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014
Note 11:	Federal Reserve Bank Borrowings
At December 31, 2016 and 2015, the Bank had $602.0 million and $633.7 million, respectively, available under a line-of-credit borrowing arrangement with the Federal Reserve Bank.  The line is secured primarily by commercial loans.  There were no amounts borrowed under this arrangement at December 31, 2016 or 2015.

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
In November 2006, Great Southern Capital Trust II (Trust II), a statutory trust formed by the Company for the purpose of issuing the securities, issued a $25.0 million aggregate liquidation amount of floating rate cumulative trust preferred securities.  The Trust II securities bear a floating distribution rate equal to 90-day LIBOR plus 1.60%.  The Trust II securities are redeemable at the Company's option beginning in February 2012, and if not sooner redeemed, mature on February 1, 2037.  The Trust II securities were sold in a private transaction exempt from registration under the Securities Act of 1933, as amended.  The gross proceeds of the offering were used to purchase Junior Subordinated Debentures from the Company totaling $25.8 million and bearing an interest rate identical to the distribution rate on the Trust II securities.  The initial interest rate on the Trust II debentures was 6.98%.  The interest rate was 2.49% and 1.93% at December 31, 2016 and 2015, respectively.

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

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014

At December 31, 2016 and 2015, subordinated debentures issued to capital trusts are summarized as follows:
	2016	2015
	(In Thousands)

Subordinated debentures	$25,774	$25,774

Note 14:	Subordinated Notes
On August 8, 2016, the Company completed the public offering and sale of $75.0 million of its subordinated notes.  The notes are due August 15, 2026, and have a fixed interest rate of 5.25% until August 15, 2021, at which time the rate becomes floating at a rate equal to three-month LIBOR plus 4.087%.  The Company may call the notes at par beginning on August 15, 2021, and on any scheduled interest payment date thereafter.  The notes were sold at par, resulting in net proceeds, after underwriting discounts and commissions, legal, accounting and other professional fees, of approximately $73.5 million.  Total debt issuance costs, totaling approximately $1.5 million, were deferred and are being amortized over the expected life of the notes, which is 10 years.  Amortization of the debt issuance costs during the year ended December 31, 2016 totaled $64,000, and is included in interest expense on subordinated notes in the consolidated statements of income, resulting in an imputed interest rate of 5.53%.
At December 31, 2016 and, 2015, subordinated notes are summarized as follows:

	2016	2015
	(In Thousands)

Subordinated notes	$75,000	$—
Less: unamortized debt issuance costs	1,463	—
	$73,537	$—

Note 15:	Income Taxes
The Company files a consolidated federal income tax return.  As of December 31, 2016 and 2015, retained earnings included approximately $17.5 million for which no deferred income tax liability had been recognized.  This amount represents an allocation of income to bad debt deductions for tax purposes only for tax years prior to 1988.  If the Bank were to liquidate, the entire amount would have to be recaptured and would create income for tax purposes only, which would be subject to the then-current corporate income tax rate.  The unrecorded deferred income tax liability on the above amount was approximately $6.5 million at December 31, 2016 and 2015.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014

During the years ended December 31, 2016, 2015 and 2014, the provision for income taxes included these components:
	2016	2015	2014
	(In Thousands)

Taxes currently payable	$20,137	$20,234	$20,013
Deferred income taxes	(3,621)	(4,670)	(6,260)

Income taxes	$16,516	$15,564	$13,753

The tax effects of temporary differences related to deferred taxes shown on the statements of financial condition were:
	December 31,
	2016	2015
	(In Thousands)
Deferred tax assets
Allowance for loan losses	$13,576	$13,848
Interest on nonperforming loans	364	259
Accrued expenses	1,195	1,302
Write-down of foreclosed assets	3,300	4,056
Write-down of fixed assets	535	417
Difference in basis for acquired assets and liabilities	4,533	—
Other	93	—
	23,596	19,882

Deferred tax liabilities
Tax depreciation in excess of book depreciation	(6,425)	(6,483)
FHLB stock dividends	(1,805)	(1,549)
Partnership tax credits	(1,651)	(1,991)
Prepaid expenses	(728)	(515)
Unrealized gain on available-for-sale securities	(980)	(3,369)
Difference in basis for acquired assets and
liabilities	—	(435)
Other	(318)	(185)
	(11,907)	(14,527)

Net deferred tax asset	$11,689	$5,355

Reconciliations of the Company's effective tax rates from continuing operations to the statutory corporate tax rates were as follows:
	2016	2015	2014

Tax at statutory rate	35.0%	35.0%	35.0%
Nontaxable interest and
dividends	(2.1)	(2.4)	(3.0)
Tax credits	(7.3)	(8.1)	(9.5)
State taxes	1.1	1.4	1.5
Other	—	(0.8)	—

	26.7%	25.1%	24.0%

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014

The Company and its consolidated subsidiaries have not been audited recently by the Internal Revenue Service (IRS) and, as such, tax years through December 31, 2005, have been closed without audit.  The Company, through one of its subsidiaries, is a partner in two partnerships currently under Internal Revenue Service examination for 2006 and 2007.  As a result, the Company's 2006 and subsequent tax years remain open for examination.  The examinations of the partnerships have been advanced during 2016.  One of the partnerships has advanced to Tax Court and has entered a Motion for Entry of Decision with an agreed upon settlement.  The other partnership is at the IRS appeals level.  The Company does not currently expect significant adjustments to its financial statements from these partnership examinations.

The Company is currently under State of Missouri income and franchise tax examinations for its 2013 through 2015 tax years and is in administrative appeals with the State of Kansas for its 2010 through 2012 tax years.  The Company protested the initial assessment of the State of Kansas and is having ongoing discussions with the Kansas Department of Revenue.  The Company does not currently expect significant adjustments to its financial statements from these state examinations.

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

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014

Recurring Measurements
The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2016 and 2015:

		Fair Value Measurements Using
		Quoted Prices
		in Active
		Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
December 31, 2016
Mortgage-backed securities	$146,035	$—	$146,035	$—
States and political subdivisions	67,837	—	67,837	—
Interest rate derivative asset	1,663	—	1,663	—
Interest rate derivative liability	(1,699)	—	(1,699)	—

December 31, 2015
U.S. government agencies	$19,781	$—	$19,781	$—
Mortgage-backed securities	161,214	—	161,214	—
States and political subdivisions	78,031	—	78,031	—
Other securities	3,830	—	—	—
Interest rate derivative asset	2,711	—	2,711	—
Interest rate derivative liability	(2,725)	—	(2,725)	—
The following is a description of inputs and valuation methodologies used for assets recorded at fair value on a recurring basis and recognized in the accompanying statements of financial condition at December 31, 2016 and 2015, as well as the general classification of such assets pursuant to the valuation hierarchy.  There have been no significant changes in the valuation techniques during the year ended December 31, 2016.  For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.
Available-for-Sale Securities
Investment securities available for sale are recorded at fair value on a recurring basis.  The fair values used by the Company are obtained from an independent pricing service, which represent either quoted market prices for the identical asset or fair values determined by pricing models, or other model-based valuation techniques, that consider observable market data, such as interest rate volatilities, LIBOR yield curve, credit spreads and prices from market makers and live trading systems.  Recurring Level 1 securities include exchange traded equity securities.  Recurring Level 2 securities include U.S. government agency securities, mortgage-backed securities, state and municipal bonds and certain other investments.  Inputs used for valuing Level 2 securities include observable data that may include dealer quotes, benchmark yields, market spreads, live trading levels and market consensus prepayment speeds, among other things.  Additional inputs include indicative values derived from the independent pricing service's proprietary computerized models.  There were no recurring Level 3 securities at both December 31, 2016 and 2015.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014

Interest Rate Derivatives
The fair value is estimated using forward-looking interest rate curves and is determined using observable market rates and, therefore, are classified within Level 2 of the valuation hierarchy.
Nonrecurring Measurements
The following tables present the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2016 and 2015:
		Fair Value Measurements Using
		Quoted
		Prices
		in Active
		Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
December 31, 2016
Impaired loans	$8,280	$—	$—	$8,280

Foreclosed assets held for sale	$1,604	$—	$—	$1,604

December 31, 2015
Impaired loans	$13,896	$—	$—	$13,896

Foreclosed assets held for sale	$1,722	$—	$—	$1,722

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
Loans Held for Sale
Mortgage loans held for sale are recorded at the lower of carrying value or fair value.  The fair value of mortgage loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics.  As such, the Company classifies mortgage loans held for sale as Nonrecurring Level 2.  Write-downs to fair value typically do not occur as the Company generally enters into commitments to sell individual mortgage loans at the time the loan is originated to reduce market risk.  The Company typically does not have commercial loans held for sale.  At December 31, 2016 and 2015, the aggregate fair value of mortgage loans held for sale exceeded their cost.  Accordingly, no mortgage loans held for sale were marked down and reported at fair value.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014

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
The Company records impaired loans as Nonrecurring Level 3.  If a loan's fair value as estimated by the Company is less than its carrying value, the Company either records a charge-off for the portion of the loan that exceeds the fair value or establishes a reserve within the allowance for loan losses specific to the loan.  Loans for which such charge-offs or reserves were recorded during the years ended December 31, 2016 and 2015, are shown in the table above (net of reserves).
Foreclosed Assets Held for Sale
Foreclosed assets held for sale are initially recorded at fair value less estimated cost to sell at the date of foreclosure.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less estimated cost to sell.  Foreclosed assets held for sale are classified within Level 3 of the fair value hierarchy.  The foreclosed assets represented in the table above have been re-measured during the years ended December 31, 2016 and 2015, subsequent to their initial transfer to foreclosed assets.
The following disclosure relates to financial assets for which it is not practicable for the Company to estimate the fair value at December 31, 2016 and 2015.
FDIC Indemnification Asset
As part of certain Purchase and Assumption Agreements, the Bank and the FDIC entered into loss sharing agreements.  These agreements cover realized losses on loans and foreclosed real estate subject to certain limitations which are more fully described in Note 4.  Certain of these loss sharing agreements were mutually terminated by the Company and the FDIC during 2016.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014

Under the TeamBank agreement, the FDIC agreed to reimburse the Bank for 80% of the first $115 million in realized losses and 95% for realized losses that exceed $115 million.  The indemnification asset was originally recorded at fair value on the acquisition date (March 20, 2009) and at December 31, 2016 and 2015, the carrying value was $-0- and $395,000, respectively.
Under the Vantus Bank agreement, the FDIC agreed to reimburse the Bank for 80% of the first $102 million in realized losses and 95% for realized losses that exceed $102 million.  The indemnification asset was originally recorded at fair value on the acquisition date (September 4, 2009) and at December 31, 2016 and 2015, the carrying value of the FDIC indemnification asset was $-0- and $475,000, respectively.
Under the Sun Security Bank agreement, the FDIC agreed to reimburse the Bank for 80% of realized losses.  The indemnification asset was originally recorded at fair value on the acquisition date (October 7, 2011) and at December 31, 2016 and 2015, the carrying value of the FDIC indemnification asset was $-0- and $2.2 million, respectively.
Under the InterBank agreement, the FDIC agreed to reimburse the Bank for 80% of realized losses.  The indemnification asset was originally recorded at fair value on the acquisition date (April 27, 2012) and at December 31, 2016 and 2015, the carrying value of the FDIC indemnification asset was $13.1 million and $21.1 million, respectively.
From the dates of acquisition, each of the four loss sharing agreements were scheduled to extend ten years for 1-4 family real estate loans and five years for other loans.  The loss sharing assets are measured separately from the loan portfolios because they are not contractually embedded in the loans and are not transferable with the loans should the Bank choose to dispose of them.  Fair values on the acquisition dates were estimated using projected cash flows available for loss sharing based on the credit adjustments estimated for each loan pool and the loss sharing percentages.  These cash flows were discounted to reflect the uncertainty of the timing and receipt of the loss sharing reimbursements from the FDIC.  The loss sharing assets are also separately measured from the related foreclosed real estate.  Although the assets are contractual receivables from the FDIC, they do not have effective interest rates.  The Bank will collect the assets over the next several years.  The amount ultimately collected will depend on the timing and amount of collections and charge-offs on the acquired assets covered by the loss sharing agreements.  While the assets were recorded at their estimated fair values on the acquisition dates, it is not practicable to complete fair value analyses on a quarterly or annual basis.  Estimating the fair value of the FDIC indemnification asset would involve preparing fair value analyses of the entire portfolios of loans and foreclosed assets covered by the loss sharing agreements from all four acquisitions on a quarterly or annual basis.  The loss sharing agreements for TeamBank, Vantus Bank and Sun Security Bank were terminated on April 26, 2016, and the carrying value of the related indemnification assets became $0.  The termination of the loss sharing agreements is discussed in Note 4.

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
December 31, 2016, 2015 and 2014

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
Subordinated Notes
The fair values used by the Company are obtained from quoted market prices and recent live trades of the Company's subordinated notes.
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

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014

	December 31, 2016			December 31, 2015
	Carrying	Fair	Hierarchy	Carrying	Fair	Hierarchy
	Amount	Value	Level	Amount	Value	Level

Financial assets
Cash and cash equivalents	$279,769	$279,769	1	$199,183	$199,183	1
Held-to-maturity securities	247	258	2	353	384	2
Mortgage loans held for sale	16,445	16,445	2	12,261	12,261	2
Loans, net of allowance for loan losses	3,759,966	3,766,709	3	3,340,536	3,355,924	3
Accrued interest receivable	11,875	11,875	3	10,930	10,930	3
Investment in FHLB stock	13,034	13,034	3	15,303	15,303	3

Financial liabilities
Deposits	3,677,230	3,683,751	3	3,268,626	3,271,318	3
FHLB advances	31,452	32,379	3	263,546	264,331	3
Short-term borrowings	286,023	286,023	3	117,477	117,477	3
Subordinated debentures	25,774	25,774	3	25,774	25,774	3
Subordinated notes	73,537	76,031	2	—	—	—
Accrued interest payable	2,723	2,723	3	1,080	1,080	3

Unrecognized financial instruments (net of
contractual value)
Commitments to originate loans	—	—	3	—	—	3
Letters of credit	92	92	3	145	145	3
Lines of credit	—	—	3	—	—	3

Note 17:	Operating Leases
The Company has entered into various operating leases at several of its locations.  Some of the leases have renewal options.
At December 31, 2016, future minimum lease payments were as follows (in thousands):
2017	$819
2018	581
2019	405
2020	323
2021	149
Thereafter	72

$2,349

Rental expense was $973,000, $1.2 million and $1.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014

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
As part of the Valley Bank FDIC-assisted acquisition, the Company acquired seven loans with related interest rate swaps.  Valley's swap program differed from the Company's in that Valley did not have back to back swaps with the customer and a counterparty.  Two of the seven acquired loans with interest rate swaps have paid off.  The notional amount of the five remaining Valley swaps is $3.7 million at December 31, 2016.  As of December 31, 2016, the Company had 26 interest rate swaps totaling $110.7 million in notional amount with commercial customers, and 26 interest rate swaps with the same notional amount with third parties related to its program.  As of December 31, 2015, the Company had 28 interest rate swaps totaling $123.0 million in notional amount with commercial customers, and 28 interest rate swaps with the same notional amount with third parties related to its program.  During the years ended December 31, 2016 and 2015, the Company recognized net gains and (losses) of $66,000 and $(43,000), respectively, in noninterest income related to changes in the fair value of these swaps.
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

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014

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
The effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.  Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.  During the years ended December 31, 2016, 2015 and 2014, the Company recognized $-0- in noninterest income related to changes in the fair value of these derivatives.  During the years ended December 31, 2016, 2015 and 2014, the Company recognized $225,000, $187,000 and $19,000, respectively, in interest expense related to the amortization of the cost of these interest rate caps.  During the year ended December 31, 2015, one of the agreements was terminated as noted above.  As part of this termination, the remaining cost of the cash flow hedge, $95,000, was recognized as interest expense in 2015 (included in the $187,000 discussed here).

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the Consolidated Statements of Financial Condition:
	Location in	Fair Value
	Consolidated Statements	December 31,	December 31,
	of Financial Condition	2016	2015
		(In Thousands)
Derivatives designated as
hedging instruments
Interest rate caps	Prepaid expenses and other assets	$40	$128

Total derivatives designated
as hedging instruments		$40	$128

Derivatives not designated
as hedging instruments

Asset Derivatives
Derivatives not designated
as hedging instruments
Interest rate products	Prepaid expenses and other assets	$1,623	$2,583

Total derivatives not
designated as hedging
instruments		$1,623	$2,583

Liability Derivatives
Derivatives not designated
as hedging instruments
Interest rate products	Accrued expenses and other liabilities	$1,699	$2,725

Total derivatives not
designated as hedging
instruments		$1,699	$2,725

The following tables present the effect of derivative instruments on the statements of comprehensive income:
	Year Ended December 31
Cash Flow Hedges	Amount of Gain (Loss) Recognized in AOCI
	2016	2015	2014
	(In Thousands)

Interest rate cap, net of income taxes	$87	$(50)	$(164)

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014

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
As of December 31, 2016, the termination value of derivatives in a net liability position, which included accrued interest but excluded any adjustment for nonperformance risk, related to these agreements was $1.6 million.  The Company has minimum collateral posting thresholds with its derivative counterparties.  At December 31, 2016, the Company's activity with its derivative counterparties had met the level at which the minimum collateral posting thresholds take effect and the Company had posted $6.0 million of collateral to satisfy the agreement.  As of December 31, 2015, the termination value of derivatives in a net liability position, which included accrued interest but excluded any adjustment for nonperformance risk, related to these agreements was $2.8 million.  At December 31, 2015, the Company's activity with its derivative counterparties had met the level at which the minimum collateral posting thresholds take effect and the Company had posted $4.5 million of collateral to satisfy the agreement.  If the Company had breached any of these provisions at December 31, 2016 and 2015, it could have been required to settle its obligations under the agreements at the termination value.

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
At December 31, 2016 and 2015, the Bank had outstanding commitments to originate loans and fund commercial construction loans aggregating approximately $126.1 million and $120.8 million, respectively.  The commitments extend over varying periods of time with the majority being disbursed within a 30- to 180-day period.
Mortgage loans in the process of origination represent amounts that the Bank plans to fund within a normal period of 60 to 90 days, many of which are intended for sale to investors in the secondary market.  Total mortgage loans in the process of origination amounted to approximately $15.9 million and $13.4 million at December 31, 2016 and 2015, respectively.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014

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
The Company had total outstanding standby letters of credit amounting to approximately $26.4 million and $32.1 million at December 31, 2016 and 2015, respectively, with $25.1 million and $29.5 million, respectively, of the letters of credit having terms up to five years and $1.3 million and $2.6 million, respectively, of the letters of credit having terms over five years.  Of the amount having terms over five years, $1.3 million and $1.7 million at December 31, 2016 and 2015, respectively, consisted of an outstanding letter of credit to guarantee the payment of principal and interest on a Multifamily Housing Refunding Revenue Bond Issue.
Purchased Letters of Credit
The Company has purchased letters of credit from the Federal Home Loan Bank as security for certain public deposits.  The amount of the letters of credit was $2.1 million and $2.1 million at December 31, 2016 and 2015, respectively, and they expire in less than one year from issuance.
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
At December 31, 2016, the Bank had granted unused lines of credit to borrowers aggregating approximately $658.4 million and $123.4 million for commercial lines and open‑end consumer lines, respectively.  At December 31, 2015, the Bank had granted unused lines of credit to borrowers aggregating approximately $485.9 million and $105.4 million for commercial lines and open‑end consumer lines, respectively.
Credit Risk
The Bank grants collateralized commercial, real estate and consumer loans primarily to customers in its market areas.  Although the Bank has a diversified portfolio, loans (excluding those covered by loss sharing agreements) aggregating approximately $677.3 million and $555.7 million at December 31,

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014

2016 and 2015, respectively, are secured primarily by apartments, condominiums, residential and commercial land developments, industrial revenue bonds and other types of commercial properties in the St. Louis, Missouri, area.
Note 20:	Additional Cash Flow Information
	2016	2015	2014
	(In Thousands)
Noncash Investing and Financing Activities
Real estate acquired in settlement of
loans	$26,076	$12,185	$19,975
Sale and financing of foreclosed assets	3,334	3,316	1,805
Conversion of premises and equipment
to foreclosed assets	6,985	—	202
Dividends declared but not paid	3,073	3,055	2,896

Additional Cash Payment Information
Interest paid	20,476	15,984	15,833
Income taxes paid	9,554	13,096	8,510

Note 21:	Employee Benefits
The Company participates in the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra DB Plan), a multiemployer defined benefit pension plan covering all employees who have met minimum service requirements.  Effective July 1, 2006, this plan was closed to new participants.  Employees already in the plan continue to accrue benefits.  The Pentegra DB Plan's Employer Identification Number is 13-5645888 and the Plan Number is 333.  The Company's policy is to fund pension cost accrued.  Employer contributions charged to expense for this plan for the years ended December 31, 2016, 2015 and 2014, were approximately $725,000, $742,000 and $731,000, respectively.  The Company's contributions to the Pentegra DB Plan were not more than 5% of the total contributions to the plan.  The funded status of the plan as of July 1, 2016 and 2015, was 98.50% and 101.58%, respectively.  The funded status was calculated by taking the market value of plan assets, which reflected contributions received through June 30, 2016 and 2015, respectively, divided by the funding target.  No collective bargaining agreements are in place that require contributions to the Pentegra DB Plan.
The Company has a defined contribution retirement plan covering substantially all employees.  The Company matches 100% of the employee's contribution on the first 3% of the employee's compensation and also matches an additional 50% of the employee's contribution on the next 2% of the employee's compensation.  Employer contributions charged to expense for this plan for the years ended December 31, 2016, 2015 and 2014, were approximately $1.2 million, $951,000 and $1.1 million, respectively.
Note 22:	Stock Compensation Plans
The Company established the 2003 Stock Option and Incentive Plan (the "2003 Plan") for employees and directors of the Company and its subsidiaries.  Under the plan, stock options or other awards could be granted with respect to 598,224 shares of common stock.  On May 15, 2013, the Company's stockholders approved the Great Southern Bancorp, Inc. 2013 Equity Incentive Plan (the "2013 Plan").  Upon the stockholders' approval of the 2013 Plan, the Company's 2003 Plan was frozen.  As a result, no new stock options or other awards may be granted under the 2003 Plan; however, existing outstanding awards under the 2003 Plan were not affected.  At December 31, 2016, 198,259 options were outstanding under the 2003 Plan.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014

The 2013 Plan provides for the grant from time to time to directors, emeritus directors, officers, employees and advisory directors of stock options, stock appreciation rights and restricted stock awards.  The number of shares of Common Stock available for awards under the 2013 Plan is 700,000, all of which may be utilized for stock options and stock appreciation rights and no more than 100,000 of which may be utilized for restricted stock awards.  At December 31, 2016, 462,944 options were outstanding under the 2013 Plan.

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
Stock awards may be granted to key officers and employees upon terms and conditions determined solely at the discretion of the Stock Option Committee.
The table below summarizes transactions under the Company's stock option plans:
			Weighted
	Available to Grant	Shares Under Option	Average Exercise Price

Balance, January 1, 2014	583,500	699,707	$25.597
Granted from 2013 plan	(147,400)	147,400	32.450
Exercised	—	(153,287)	27.088
Forfeited from terminated plan(s)	—	(22,022)	27.387
Forfeited from current plan(s)	10,700	(10,700)	30.204

Balance, December 31, 2014	446,800	661,098	26.560
Granted from 2013 plan	(129,350)	129,350	49.199
Exercised	—	(134,263)	25.403
Forfeited from terminated plan(s)	—	(8,453)	24.941
Forfeited from current plan(s)	14,000	(14,000)	33.389

Balance, December 31, 2015	331,450	633,732	31.297
Granted from 2013 Plan	(131,000)	131,000	41.228
Exercised	—	(81,812)	26.472
Forfeited from terminated plan(s)	—	(2,692)	22.654
Forfeited from current plan(s)	19,025	(19,025)	39.123

Balance, December 31, 2016	219,475	661,203	$33.672

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

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014

vesting schedules on a straight-line basis over the requisite service period for the entire option grant.  In addition, ASC 718 requires companies to recognize compensation expense based on the estimated number of stock options for which service is expected to be rendered.  The Company's historical forfeitures of its share-based awards have not been material.
The fair value of each option award is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions for the years ended December 31, 2016, 2015 and 2014:
	2016	2015	2014

Expected dividends per share	$0.88	$0.88	$0.80
Risk-free interest rate	1.27%	1.66%	1.40%
Expected life of options	5 years	5 years	5 years
Expected volatility	22.08%	24.42%	18.95%
Weighted average fair value of
options granted during year	$6.59	$9.59	$4.20

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
The following table presents the activity related to options under all plans for the year ended December 31, 2016:
			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Options	Price	Term

Options outstanding, January 1, 2016	633,732	$31.297	7.22 years
Granted	131,000	41.228
Exercised	(81,812)	26.472
Forfeited	(21,717)	37.082
Options outstanding, December 31, 2016	661,203	33.672	7.23 years

Options exercisable, December 31, 2016	247,920	24.367	5.13 years

For the years ended December 31, 2016, 2015 and 2014, options granted were 131,000, 129,350, and 147,400, respectively.  The total intrinsic value (amount by which the fair value of the underlying stock exceeds the exercise price of an option on exercise date) of options exercised during the years ended December 31, 2016, 2015 and 2014, was $1.4 million, $2.3 million and $932,000, respectively.  Cash received from the exercise of options for the years ended December 31, 2016, 2015 and 2014, was $2.1 million, $3.4 million and $2.4 million, respectively.  The actual tax benefit realized for the tax deductions from option exercises totaled $1.3 million, $2.1 million and $858,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014

The following table presents the activity related to nonvested options under all plans for the year ended December 31, 2016.
		Weighted	Weighted
		Average	Average
		Exercise	Grant Date
	Options	Price	Fair Value

Nonvested options, January 1, 2016	412,164	$35.479	$6.039
Granted	131,000	41.228	6.592
Vested this period	(109,744)	27.770	4.337
Nonvested options forfeited	(20,137)	38.248	6.779

Nonvested options, December 31, 2016	413,283	39.253	6.631

At December 31, 2016, there was $2.5 million of total unrecognized compensation cost related to nonvested options granted under the Company's plans.  This compensation cost is expected to be recognized through 2021, with the majority of this expense recognized in 2017 and 2018.
The following table further summarizes information about stock options outstanding at December 31, 2016:
	Options Outstanding
		Weighted		Options Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Term	Price	Exercisable	Price

$8.360 to $19.530	65,559	4.54 years	$17.911	65,559	$17.911
$21.320 to $24.820	111,650	5.01 years	23.683	88,540	23.408
$25.480 to $29.860	115,672	5.83 years	28.767	63,229	28.151
$32.590 to $39.050	133,772	7.85 years	32.997	28,592	32.590
$41.300 to $50.710	234,550	9.38 years	45.635	2,000	41.300

	661,203	7.23 years	33.672	247,920	24.367

Note 23:	Significant Estimates and Concentrations
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

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014

valuation by an independent appraiser or recent sales of similar properties, the amount that the Company realizes from the sales of the assets could differ materially in the near term from the carrying value reflected in these financial statements.

Note 24:	Accumulated Other Comprehensive Income
The components of accumulated other comprehensive income (AOCI), included in stockholders' equity, are as follows:
	2016	2015
	(In Thousands)

Net unrealized gain on available-for-sale securities	$2,699	$9,282

Net unrealized loss on derivatives used for cash flow hedges	(254)	(391)
	2,445	8,891

Tax effect	(887)	(3,227)

Net-of-tax amount	$1,558	$5,664

Amounts reclassified from AOCI and the affected line items in the statements of income during the years ended December 31, 2016, 2015 and 2014, were as follows:
	Amounts Reclassified from AOCI
	2016	2015	2014	Affected Line Item in the Statements of Income
	(In Thousands)

Unrealized gains on available-for-sale securities	$2,873	$2	$2,139	Net realized gains on available-for-sale securities (total reclassified amount before tax)
				Total reclassified amount before tax
Income taxes	(1,043)	(1)	(749)	Tax (expense) benefit

Total reclassifications out of AOCI	$1,830	$1	$1,390

Note 25:	Regulatory Matters
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

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014

Quantitative measures established by regulatory reporting standards to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below as of December 31, 2016) of Total and Tier I Capital (as defined) to risk-weighted assets (as defined), of Tier I Capital (as defined) to adjusted tangible assets (as defined) and of Common Equity Tier 1 Capital (as defined) to risk-weighted assets (as defined).  Management believes, as of December 31, 2016, that the Bank met all capital adequacy requirements to which it was then subject.
As of December 31, 2016, the most recent notification from the Bank's regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized as of December 31, 2016, the Bank must have maintained minimum Total capital, Tier I capital, Tier 1 Leverage capital and Common Equity Tier 1 capital ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the Bank's category.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014

The Company's and the Bank's actual capital amounts and ratios are presented in the following table.  No amount was deducted from capital for interest-rate risk.
						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(Dollars In Thousands)
As of December 31, 2016
Total capital
Great Southern Bancorp, Inc.	$556,106	13.6%	$	≥ 327,610	≥ 8.0%		N/A	N/A
Great Southern Bank	$520,989	12.7%	$	≥ 327,505	≥ 8.0%	$	≥ 409,382	≥ 10.0%

Tier I capital
Great Southern Bancorp, Inc.	$443,706	10.8%	$	≥ 245,707	≥ 6.0%		N/A	N/A
Great Southern Bank	$483,589	11.8%	$	≥ 245,629	≥ 6.0%	$	≥ 327,505	≥ 8.0%

Tier I leverage capital
Great Southern Bancorp, Inc.	$443,706	9.9%	$	≥ 178,693	≥ 4.0%		N/A	N/A
Great Southern Bank	$483,589	10.8%	$	≥ 178,643	≥ 4.0%	$	≥ 223,304	≥ 5.0%

Common equity Tier I capital
Great Southern Bancorp, Inc.	$418,687	10.2%	$	≥ 184,280	≥ 4.5%		N/A	N/A
Great Southern Bank	$483,569	11.8%	$	≥ 184,222	≥ 4.5%	$	≥ 266,098	≥ 6.5%

As of December 31, 2015
Total capital
Great Southern Bancorp, Inc.	$452,637	12.6%	$	≥ 288,279	≥ 8.0%		N/A	N/A
Great Southern Bank	$434,334	12.1%	$	≥ 288,180	≥ 8.0%	$	≥ 360,225	≥ 10.0%

Tier I capital
Great Southern Bancorp, Inc.	$414,488	11.5%	$	≥ 216,209	≥ 6.0%		N/A	N/A
Great Southern Bank	$396,185	11.0%	$	≥ 216,135	≥ 6.0%	$	≥ 288,180	≥ 8.0%

Tier I leverage capital
Great Southern Bancorp, Inc.	$414,488	10.2%	$	≥ 162,576	≥ 4.0%		N/A	N/A
Great Southern Bank	$396,185	9.8%	$	≥ 161,986	≥ 4.0%	$	≥ 202,482	≥ 5.0%

Common equity Tier I capital
Great Southern Bancorp, Inc.	$389,460	10.8%	$	≥ 162,157	≥ 4.5%		N/A	N/A
Great Southern Bank	$396,157	11.0%	$	≥ 162,101	≥ 4.5%	$	≥ 234,146	≥ 6.5%

The Company and the Bank are subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval.  At December 31, 2016 and 2015, the Company and the Bank exceeded their minimum capital requirements then in effect.  The entities may not pay dividends which would reduce capital below the minimum requirements shown above. In addition to the minimum capital ratios, the new capital rules include a capital conservation buffer, under which a banking organization must have CET1 more than 2.5% above each of its minimum risk-based capital

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014

ratios in order to avoid restrictions on paying dividends, repurchasing shares, and paying certain discretionary bonuses, phased in at an additional 0.625% per year beginning January 1, 2016.  The net unrealized gain or loss on available-for-sale securities is not included in computing regulatory capital.
Note 26:	Litigation Matters
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
On November 22, 2010, a suit was filed against the Bank in the Circuit Court of Greene County, Missouri by a customer alleging that the fees associated with the Bank's automated overdraft program in connection with its debit cards and ATM cards constitute unlawful interest in violation of Missouri's usury laws.  The Court has certified a class of Bank customers who have paid overdraft fees on their checking accounts pursuant to the Bank's automated overdraft program. The Bank intends to contest this case vigorously.  A judgment was issued in favor of a defendant bank in a similar lawsuit where the lawsuit alleged that overdraft fees violate Missouri's usury laws.  The Court has entered a stay in the Bank's litigation pending a decision on appeal in the other usury litigation.  At this stage of the litigation, it is not possible for management of the Bank to determine the probability of a material adverse outcome or reasonably estimate the amount of any potential loss.

Note 27:	Summary of Unaudited Quarterly Operating Results
Following is a summary of unaudited quarterly operating results for the years 2016, 2015 and 2014:
	2016
	Three Months Ended
	March 31	June 30	September 30	December 31
	(In Thousands, Except Per Share Data)

Interest income	$45,746	$45,636	$46,856	$46,937
Interest expense	4,627	4,974	5,828	6,690
Provision for loan losses	2,101	2,300	2,500	2,380
Net realized gains (losses) and impairment
on available-for-sale securities	3	2,735	144	(9)
Noninterest income	4,974	8,916	7,090	7,530
Noninterest expense	30,920	29,807	30,657	29,043
Provision (credit) for income taxes	3,279	4,937	3,740	4,560
Net income	9,793	12,534	11,221	11,794
Net income available to common
shareholders	9,793	12,534	11,221	11,794
Earnings per common share – diluted	0.70	0.89	0.80	0.83

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014

	2015
	Three Months Ended
	March 31	June 30	September 30	December 31
	(In Thousands, Except Per Share Data)

Interest income	$47,906	$45,734	$45,755	$44,956
Interest expense	3,781	3,725	4,230	4,261
Provision for loan losses	1,300	1,300	1,703	1,216
Net realized gains (losses) and impairment
on available-for-sale securities	—	—	2	—
Noninterest income	(56)	3,457	5,120	5,060
Noninterest expense	27,242	27,949	30,014	29,145
Provision (credit) for income taxes	3,874	4,214	3,732	3,744
Net income	11,653	12,003	11,196	11,650
Net income available to common
shareholders	11,508	11,858	11,051	11,531
Earnings per common share – diluted	0.83	0.85	0.79	0.81

	2014
	Three Months Ended
	March 31	June 30	September 30	December 31
	(In Thousands, Except Per Share Data)

Interest income	$42,294	$44,384	$47,607	$49,077
Interest expense	4,328	4,413	3,501	3,559
Provision for loan losses	1,691	1,462	945	53
Net realized gains (losses) and impairment
on available-for-sale securities	73	569	321	1,176
Noninterest income	924	10,631	1,778	1,398
Noninterest expense	25,894	34,399	29,398	31,168
Provision (credit) for income taxes	2,487	3,687	3,951	3,628
Net income	8,818	11,054	11,590	12,067
Net income available to common
shareholders	8,673	10,909	11,445	11,923
Earnings per common share – diluted	0.63	0.79	0.83	0.86

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014

Note 28:	Condensed Parent Company Statements
The condensed statements of financial condition at December 31, 2016 and 2015, and statements of income, comprehensive income and cash flows for the years ended December 31, 2016, 2015 and 2014, for the parent company, Great Southern Bancorp, Inc., were as follows:
	December 31,
	2016	2015
	(In Thousands)

Statements of Financial Condition

Assets
Cash	$37,716	$20,009
Available-for-sale securities	—	3,830
Investment in subsidiary bank	494,947	403,174
Deferred income taxes	89	—
Prepaid expenses and other assets	1,214	1,335

	$533,966	$428,348

Liabilities and Stockholders' Equity
Accounts payable and accrued expenses	$4,849	$3,403
Deferred income taxes	—	944
Subordinated debentures issued to capital trust	25,774	25,774
Subordinated notes	73,537	—
Common stock	140	139
Additional paid-in capital	25,942	24,371
Retained earnings	402,166	368,053
Accumulated other comprehensive income	1,558	5,664

	$533,966	$428,348

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014

	2016	2015	2014
	(In Thousands)
Statements of Income
Income
Dividends from subsidiary bank	$12,000	$27,000	$36,000
Interest and dividend income	—	5	22
Gain on redemption of trust preferred securities and sale of non-marketable securities	2,735	1,416	—
Other income (loss)	2	(7)	(20)

	14,737	28,414	36,002

Expense
Operating expenses	1,322	1,139	1,198
Interest expense	2,381	714	567

	3,703	1,853	1,765

Income before income tax and
equity in undistributed earnings
of subsidiaries	11,034	26,561	34,237
Credit for income taxes	(241)	(91)	(388)

Income before equity in earnings
of subsidiaries	11,275	26,652	34,625

Equity in undistributed earnings of
subsidiaries	34,067	19,850	8,904

Net income	$45,342	$46,502	$43,529

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014

	2016	2015	2014
	(In Thousands)
Statements of Cash Flows
Operating Activities
Net income	$45,342	$46,502	$43,529
Items not requiring (providing) cash
Equity in undistributed earnings of subsidiary	(34,067)	(19,850)	(8,904)
Compensation expense for stock option grants	483	382	565
Net realized gains on redemption of trust preferred
securities	—	(1,115)	—
Net realized gains on sales of non-marketable
securities	—	(301)	—
Net realized gains on sales of available-for-sale
securities	(2,735)	—	—
Amortization of interest rate derivative	289	204	19
Changes in
Prepaid expenses and other assets	175	(27)	(3)
Accounts payable and accrued expenses	1,495	63	(67)
Income taxes	(206)	55	43
Net cash provided by operating activities	10,776	25,913	35,182

Investing Activities
Proceeds from sales of available-for-sale securities	3,583	—	—
Investment in subsidiary	(60,000)	—	—
(Investment)/Return of principal - other investments	(2)	16	20
Net cash provided by (used in) investing
activities	(56,419)	16	20

Financing Activities
Proceeds from issuance of subordinated notes	73,472	—	—
Redemption of preferred stock	—	(57,943)	—
Redemption of trust preferred securities	—	(3,885)	—
Purchases of the Company's common stock	—	—	(512)
Dividends paid	(12,232)	(12,290)	(11,257)
Stock options exercised	2,110	3,362	2,438
Net cash provided by (used in) financing activities	63,350	(70,756)	(9,331)

Increase (Decrease) in Cash	17,707	(44,827)	25,871

Cash, Beginning of Year	20,009	64,836	38,965

Cash, End of Year	$37,716	$20,009	$64,836

Additional Cash Payment Information
Interest paid	$846	$730	$570

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014

	2016	2015	2014
	(In Thousands)
Statements of Comprehensive Income

Net Income	$45,342	$46,502	$43,529

Unrealized appreciation on available-for-sale securities, net of taxes (credit) of $(90), $273 and $100, for 2016, 2015 and 2014, respectively	(158)	400	185

Reclassification adjustment for gains included in net income, net of (taxes) credit of $(993), $0 and $0, for 2016, 2015 and 2014, respectively	(1,742)	—	—

Change in fair value of cash flow hedge, net of taxes
(credit) of $50, $(34) and $(88) for 2016, 2015 and
2014, respectively	87	(50)	(164)

Comprehensive income (loss) of subsidiaries	(2,293)	(1,722)	4,553

Comprehensive Income	$41,236	$45,130	$48,103

Note 29:	Preferred Stock
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

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014

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

Note 30:	Consolidation of Banking Centers
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

Note 31:	Acquisition of Loans, Deposits and Branches
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

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014

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

This acquisition was determined to constitute a business combination in accordance with FASB ASC 805.  Based upon the acquisition date fair values of the net liabilities acquired, goodwill of $4.2 million was recorded.  The goodwill is deductible for tax purposes.  Details related to the purchase accounting adjustments are as follows:
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

We maintain a system of disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act (the "Exchange Act")) that is designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate. An evaluation of our disclosure controls and procedures was carried out as of December 31, 2016, under the supervision and with the participation of our principal executive officer, principal financial officer and several other members of our senior management. Our principal executive officer and principal financial officer concluded that, as of December 31, 2016, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the principal executive officer and principal financial officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The annual report of management on the effectiveness of internal control over financial reporting and the attestation report thereon issued by our independent registered public accounting firm are set forth below under "Management's Report on Internal Control Over Financial Reporting" and "Report of the Independent Registered Public Accounting Firm."

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2016, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).  Based on that assessment, management concluded that, as of December 31, 2016, the Company's internal control over financial reporting was effective.

The Company's internal control over financial reporting as of December 31, 2016, has been audited by BKD, LLP, an independent registered public accounting firm. Their attestation report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2016 is set forth below.

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
Great Southern Bancorp, Inc.
Springfield, Missouri

We have audited Great Southern Bancorp, Inc.'s internal control over financial reporting as of    December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Great Southern Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Great Southern Bancorp, Inc. and our report dated March 3, 2017, expressed an unqualified opinion thereon.

BKD, LLP

/s/ BKD, LLP

Springfield, Missouri
March 3, 2017

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers. The information concerning our directors and executive officers and corporate governance matters required by this item is incorporated herein by reference from our definitive proxy statement for our 2017 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

Section 16(a) Beneficial Ownership Reporting Compliance. The information concerning compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 by our directors, officers and ten percent stockholders required by this item is incorporated herein by reference from our definitive proxy statement for our 2017 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

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

The information concerning compensation and other matters required by this item is incorporated herein by reference from our definitive proxy statement for our 2017 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information concerning security ownership of certain beneficial owners and management required by this item is incorporated herein by reference from our definitive proxy statement for our 2017 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

The following table sets forth information as of December 31, 2016 with respect to compensation plans under which shares of our common stock may be issued:

Equity Compensation Plan Information
Plan Category	Number of Shares to be issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in the First Column)
Equity compensation plans approved by stockholders	661,203	$33.672	219,475(1)
Equity compensation plans not approved by stockholders	N/A	N/A	N/A
Total	661,203	$33.672	219,475
 _________________________
 (1)  Under the Company's 2013 Equity Incentive Plan, up to 100,000 of such shares could be issued to plan participants as restricted stock.  There have been no grants of restricted stock to plan participants.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information concerning certain relationships and related transactions and director independence required by this item is incorporated herein by reference from our definitive proxy statement for our 2017 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information concerning principal accounting fees and services is incorporated herein by reference from our definitive proxy statement for our 2017 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the end of our fiscal year.

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

A description of the current salary and bonus arrangements for the Registrant's executive officers for 2017 is attached as Exhibit 10.7.

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

The Statement re computation of ratio of earnings to fixed charges is attached hereto as Exhibit 12

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

The consent of BKD, LLP to the incorporation by reference into the Form S-3 (File no. 333-212444) and Form S-8s (File nos. 333-104930, 333-106190 and 333-189497) previously filed with the Commission of their report on the financial statements included in this Form 10-K, is attached hereto as Exhibit 23.

(24)	Power of attorney

Included as part of signature page.

(31.1)	Rule 13a-14(a) Certification of Chief Executive Officer

Attached as Exhibit 31.1

(31.2)	Rule 13a-14(a) Certification of Treasurer

Attached as Exhibit 31.2

(32)	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

Attached as Exhibit 32.

(101)
Attached as Exhibit 101 are the following financial statements from the Great Southern Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 2016, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated statements of financial condition, (ii) consolidated statements of income, (iii) consolidated statements of cash flows and (iv) the notes to consolidated financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT SOUTHERN BANCORP, INC.
Date: March 3, 2017	By:	/s/ Joseph W. Turner Joseph W. Turner President, Chief Executive Officer and Director ( Duly Authorized Representative )

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

Signature	Capacity in Which Signed	Date

/s/ Joseph W. Turner Joseph W. Turner	President, Chief Executive Officer and Director (Principal Executive Officer)	March 3, 2017

/s/ William V. Turner William V. Turner	Chairman of the Board	March 3, 2017

/s/ Rex A. Copeland Rex A. Copeland	Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 3, 2017

/s/ Kevin R. Ausburn Kevin R. Ausburn	Director	March 3, 2017

/s/ William E. Barclay William E. Barclay	Director	March 3, 2017

/s/ Julie T. Brown Julie T. Brown	Director	March 3, 2017

/s/ Thomas J. Carlson Thomas J. Carlson	Director	March 3, 2017

/s/ Larry D. Frazier Larry D. Frazier	Director	March 3, 2017

/s/ Debra M. Hart Debra M. Hart	Director	March 3, 2017

/s/ Douglas M. Pitt Douglas M. Pitt	Director	March 3, 2017

/s/ Earl A. Steinert, Jr. Earl A. Steinert, Jr.	Director	March 3, 2017

GREAT SOUTHERN BANCORP, INC.

INDEX TO EXHIBITS
Exhibit No.	Document

10.7	Description of Salary and Bonus Arrangements for Named Executive Officers for 2017
10.8	Description of Current Fee Arrangements for Directors
12	Statement of Ratio of Earnings to Fixed Charges
21	Subsidiaries of the Registrant
23	Consent of BKD, LLP, Certified Public Accountants
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)
31.2	Certification of Treasurer Pursuant to Rule 13a-14(a)
32	Certifications Pursuant to Section 906 of Sarbanes-Oxley Act