Form 10-Q
period 2017-03-31
GREAT SOUTHERN BANCORP INC
filed 2017-05-05
CIK 854560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES ACT OF 1934

For the Quarterly Period Ended March 31, 2017

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
Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	(Do not check if a smaller reporting company)

Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

The number of shares outstanding of each of the registrant's classes of common stock: 14,033,038 shares of common stock, par value $.01, outstanding at May 3, 2017.

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except number of shares)

	MARCH 31,	DECEMBER 31,
	2017	2016
	(Unaudited)
ASSETS
Cash	$111,858	$120,203
Interest-bearing deposits in other financial institutions	116,211	159,566
Cash and cash equivalents	228,069	279,769
Available-for-sale securities	203,686	213,872
Held-to-maturity securities (fair value $256 – March 2017; $258 - December 2016)	247	247
Mortgage loans held for sale	4,782	16,445
Loans receivable, net of allowance for loan losses of
$36,993 – March 2017; $37,400 - December 2016	3,727,641	3,759,966
FDIC indemnification asset	12,786	13,145
Interest receivable	11,032	11,875
Prepaid expenses and other assets	44,708	45,649
Other real estate owned, net	32,676	32,658
Premises and equipment, net	139,879	140,596
Goodwill and other intangible assets	12,088	12,500
Investment in Federal Home Loan Bank stock	6,740	13,034
Current and deferred income taxes	8,261	10,907
Total Assets	$4,432,595	$4,550,663

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$3,688,663	$3,677,230
Federal Home Loan Bank advances	31,429	31,452
Securities sold under reverse repurchase agreements with customers	144,345	113,700
Short-term borrowings	1,398	172,323
Subordinated debentures issued to capital trusts	25,774	25,774
Subordinated notes	73,575	73,537
Accrued interest payable	1,631	2,723
Advances from borrowers for taxes and insurance	6,431	4,643
Accounts payable and accrued expenses	19,497	19,475
Total Liabilities	3,992,743	4,120,857
Stockholders' Equity:
Capital stock
Serial preferred stock – $.01 par value; authorized 1,000,000 shares; issued and outstanding March 2017 and December 2016 - -0- shares	—	—
Common stock, $.01 par value; authorized 20,000,000 shares; issued and outstanding March 2017 – 14,009,325 shares;
December 2016 - 13,968,386 shares	140	140
Additional paid-in capital	26,564	25,942
Retained earnings	411,122	402,166
Accumulated other comprehensive income	2,026	1,558
Total Stockholders' Equity	439,852	429,806
Total Liabilities and Stockholders' Equity	$4,432,595	$4,550,663

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
	THREE MONTHS ENDED MARCH 31,
	2017	2016
	(Unaudited)
INTEREST INCOME
Loans	$43,744	$44,048
Investment securities and other	1,669	1,698
TOTAL INTEREST INCOME	45,413	45,746
INTEREST EXPENSE
Deposits	4,964	3,934
Federal Home Loan Bank advances	255	438
Short-term borrowings and repurchase agreements	226	81
Subordinated debentures issued to capital trusts	242	174
Subordinated notes	1,025	—
TOTAL INTEREST EXPENSE	6,712	4,627
NET INTEREST INCOME	38,701	41,119
PROVISION FOR LOAN LOSSES	2,250	2,101
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	36,451	39,018

NON-INTEREST INCOME
Commissions	266	303
Service charges and ATM fees	5,268	5,279
Net realized gains on sales of loans	872	832
Net realized gains on sales of available-for-sale securities	—	3
Late charges and fees on loans	878	577
Gain (loss) on derivative interest rate products	7	(162)
Amortization of income/expense related to business acquisitions	(489)	(3,293)
Other income	896	1,435
TOTAL NON-INTEREST INCOME	7,698	4,974

NON-INTEREST EXPENSE
Salaries and employee benefits	15,333	15,363
Net occupancy and equipment expense	6,316	6,842
Postage	933	1,001
Insurance	798	952
Advertising	413	441
Office supplies and printing	697	465
Telephone	810	922
Legal, audit and other professional fees	320	841
Expense on other real estate owned	575	911
Partnership tax credit investment amortization	278	420
Acquired deposit intangible asset amortization	412	543
Other operating expenses	1,688	2,219
TOTAL NON-INTEREST EXPENSE	28,573	30,920

INCOME BEFORE INCOME TAXES	15,576	13,072

PROVISION FOR INCOME TAXES	4,058	3,279

NET INCOME AND NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$11,518	$9,793

BASIC EARNINGS PER COMMON SHARE	$0.82	$0.71
DILUTED EARNINGS PER COMMON SHARE	$0.81	$0.70
DIVIDENDS DECLARED PER COMMON SHARE	$0.22	$0.22

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	THREE MONTHS ENDED MARCH 31,
	2017	2016
	(Unaudited)
Net Income	$11,518	$9,793

Unrealized appreciation on available-for-sale securities, net
of taxes of $238 and $36, for 2017 and 2016, respectively	417	63

Reclassification adjustment for gains included in net income,
net of taxes (credit) of $0 and $(1), for 2017 and 2016, respectively	—	(2)

Change in fair value of cash flow hedge, net of taxes (credit) of $29
and $(17), for 2017 and 2016, respectively	51	(30)

Comprehensive Income	$11,986	$9,824

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	THREE MONTHS ENDED MARCH 31,
	2017	2016
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$11,518	$9,793
Proceeds from sales of loans held for sale	23,848	32,671
Originations of loans held for sale	(27,567)	(26,076)
Items not requiring (providing) cash:
Depreciation	2,352	1,336
Amortization	728	963
Compensation expense for stock option grants	137	116
Provision for loan losses	2,250	2,101
Net gains on loan sales	(872)	(832)
Net realized gains on sale of available-for-sale investment securities	—	(3)
Net (gains) losses on sale of premises and equipment	8	(233)
Gain on sale/write-down of other real estate owned	(242)	(129)
Gain on sale of business units	—	(368)
Amortization of deferred income, premiums, discounts and other	(647)	2,150
(Gain) loss on derivative interest rate products	(7)	162
Deferred income taxes	(1,487)	(931)
Changes in:
Interest receivable	843	5
Prepaid expenses and other assets	(919)	6,744
Accrued expenses and other liabilities	(809)	(2,649)
Income taxes refundable/payable	3,866	2,827
Net cash provided by operating activities	13,000	27,647
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans	79,740	(28,119)
Purchase of loans	(41,035)	(10,000)
Cash received from purchase of additional business units	—	44,363
Cash received from FDIC loss sharing reimbursements	1,315	216
Cash paid for sale of business units	—	(17,821)
Purchase of premises and equipment	(1,710)	(4,370)
Proceeds from sale of premises and equipment	67	933
Proceeds from sale of other real estate owned	9,230	5,434
Capitalized costs on other real estate owned	(117)	—
Proceeds from sales of available-for-sale securities	—	23,900
Proceeds from maturities and calls of available-for-sale securities	5,345	6,580
Principal reductions on mortgage-backed securities	5,257	7,473
Purchase of available-for-sale securities	—	(24,858)
Redemption of Federal Home Loan Bank stock	6,294	499
Net cash provided by investing activities	64,386	4,230
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in certificates of deposit	(19,265)	217
Net increase (decrease) in checking and savings deposits	30,758	(10,170)
Proceeds from Federal Home Loan Bank advances	—	1,793,000
Repayments of Federal Home Loan Bank advances	(19)	(2,025,017)
Net increase (decrease) in short-term borrowings	(140,280)	233,896
Advances from borrowers for taxes and insurance	1,788	1,688
Dividends paid	(3,073)	(3,055)
Stock options exercised	1,005	112
Net cash used in financing activities	(129,086)	(9,329)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(51,700)	22,548
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	279,769	199,183
CASH AND CASH EQUIVALENTS, END OF PERIOD	$228,069	$221,731
See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Great Southern Bancorp, Inc. (the "Company" or "Great Southern") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The financial statements presented herein reflect all adjustments which are, in the opinion of management, necessary to fairly present the financial condition, results of operations and cash flows of the Company as of the dates and for the periods presented. Those adjustments consist only of normal recurring adjustments. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the full year. The consolidated statement of financial condition of the Company as of December 31, 2016, has been derived from the audited consolidated statement of financial condition of the Company as of that date.  Certain prior period amounts have been reclassified to conform to the current period presentation.  These reclassifications had no effect on net income.

Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for 2016 filed with the Securities and Exchange Commission.

NOTE 2: NATURE OF OPERATIONS AND OPERATING SEGMENTS

The Company operates as a one-bank holding company.  The Company's business primarily consists of the operations of Great Southern Bank (the "Bank"), which provides a full range of financial services to customers primarily located in Missouri, Iowa, Kansas, Minnesota, Nebraska and Arkansas.  In addition, the Company operates commercial loan production offices in Dallas, Texas, Tulsa, Oklahoma and Chicago, Illinois.  The Company and the Bank are subject to the regulations of certain federal and state agencies and undergo periodic examinations by those regulatory agencies.
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

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Topic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.  The Update requires investments in equity securities, except for those under the equity method of accounting, to be measured at fair value with changes in fair value recognized through net income.  In addition, the Update requires separate presentation of financial assets and liabilities by measurement category, such as fair value through net income, fair value through other comprehensive income, or amortized cost on the balance sheet or in the notes to the financial statements.  The Update also clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities.  The Update is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  Early application for public entities is permitted under some circumstances.  The Company is currently assessing the impact that this guidance may have on its consolidated financial statements, but it is not expected to have a material impact.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842).  The amendments in this Update revise the accounting related to lessee accounting.  Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases.  The Update is effective for the Company beginning in the first quarter of 2019, with early adoption permitted.  Adoption of the standard requires the use of a modified retrospective transition approach for all periods presented at the time of adoption.  Based on the Company's leases outstanding at March 31, 2017, we do not expect the new standard to have a material impact on our consolidated statements of financial condition or our consolidated statements of income, although an increase to assets and liabilities will occur at the time of adoption.  The Company's new leases and lease modifications and renewals prior to the implementation date could impact the level of materiality.

In March 2016, the FASB issued ASU No. 2016-09, Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.  The Update amends several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows.  The Update was effective for the Company beginning January 1, 2017, and did not have a material effect on the Company's income taxes or the Company's consolidated financial statements.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles: Goodwill and Other: Simplifying the Test for Goodwill Impairment (Topic 350). To simplify the subsequent measurement of goodwill, the amendments eliminate Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test should be performed by comparing the fair value of a reporting unit with its carrying amount and an impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value.  An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the qualitative impairment test is necessary.  The nature of and reason for the change in accounting principle should be disclosed upon transition. The amendments in this update should be adopted for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted on testing dates after January 1, 2017.  We are currently evaluating the impact of adopting the new guidance, including consideration of early adoption, on the consolidated financial statements, but it is not expected to have a material impact.

In March 2017, the FASB issued ASU No. 2017-08, Premium Amortization on Purchased Callable Debt Securities. The amendment shortens the amortization period for the premium on certain purchased callable debt securities to the earliest call date, rather than the contractual life of the security, which is typically used under current GAAP. The new guidance does not change the accounting for purchased callable debt securities held at a discount; the discount continues to be amortized to maturity. The amendments in this Update were to become effective for the Company for interim and annual reporting periods beginning after December 15, 2018; however, early adoption is permitted, and the Company elected to early adopt the ASU effective January 1, 2017.  The adoption of the ASU did not have a material impact on the Company's consolidated financial statements.

NOTE 4: EARNINGS PER SHARE
	Three Months Ended March 31,
	2017	2016
	(In Thousands, Except Per Share Data)
Basic:
Average shares outstanding	13,994	13,890
Net income available to common stockholders	$11,518	$9,793
Per common share amount	$0.82	$0.71

Diluted:
Average shares outstanding	13,994	13,890
Net effect of dilutive stock options – based on the treasury
stock method using average market price	171	128
Diluted shares	14,165	14,018
Net income available to common stockholders	$11,518	$9,793
Per common share amount	$0.81	$0.70

Options outstanding at March 31, 2017 and 2016, to purchase 120,250 and 127,100 shares of common stock, respectively, were not included in the computation of diluted earnings per common share for each of the three month periods because the exercise prices of such options were greater than the average market prices of the common stock for the three months ended March 31, 2017 and 2016, respectively.

NOTE 5: INVESTMENT SECURITIES

	March 31, 2017
		Gross	Gross		Tax
	Amortized	Unrealized	Unrealized	Fair	Equivalent
	Cost	Gains	Losses	Value	Yield
	(In Thousands)

AVAILABLE-FOR-SALE SECURITIES:
Mortgage-backed securities	$141,012	$1,095	$965	$141,142	2.21%
States and political subdivisions	59,321	3,229	6	62,544	5.74
	$200,333	$4,324	$971	$203,686	3.25%

HELD-TO-MATURITY SECURITIES:
States and political subdivisions	$247	$9	$—	$256	7.37%

	December 31, 2016
		Gross	Gross		Tax
	Amortized	Unrealized	Unrealized	Fair	Equivalent
	Cost	Gains	Losses	Value	Yield
	(In Thousands)

AVAILABLE-FOR-SALE SECURITIES:
Mortgage-backed securities	$146,491	$1,045	$1,501	$146,035	2.03%
States and political subdivisions	64,682	3,163	8	67,837	5.73
	$211,173	$4,208	$1,509	$213,872	3.16%

HELD-TO-MATURITY SECURITIES:
States and political subdivisions	$247	$11	$—	$258	7.36%

The amortized cost and fair value of available-for-sale securities at March 31, 2017, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In Thousands)

One year or less	$—	$—
After one through five years	1,387	1,397
After five through ten years	4,680	4,913
After ten years	53,254	56,234
Securities not due on a single maturity date	141,012	141,142

	$200,333	$203,686

The held-to-maturity securities at March 31, 2017, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In Thousands)

After one through five years	$247	$256

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at March 31, 2017 and December 31, 2016, respectively, was approximately $84.6 million and $104.5 million, which is approximately 41.5% and 48.8% of the Company's combined available-for-sale and held-to-maturity investment portfolio, respectively.

Based on an evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these debt securities below their historical cost are temporary at March 31, 2017.

The following table shows the Company's gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2017 and December 31, 2016:

	March 31, 2017
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)

Mortgage-backed securities	$84,118	$(965)	$—	$—	$84,118	$(965)
State and political
subdivisions	495	(6)	—	—	495	(6)
	$84,613	$(971)	$—	$—	$84,613	$(971)

	December 31, 2016
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)

Mortgage-backed securities	$102,296	$(1,501)	$—	$—	$102,296	$(1,501)
State and political
subdivisions	2,164	(8)	—	—	2,164	(8)
	$104,460	$(1,509)	$—	$—	$104,460	$(1,509)

Gross gains of $-0- and $91,000 and gross losses of $-0- and $88,000 resulting from sales of available-for-sale securities were realized during the three months ended March 31, 2017 and 2016, respectively. Gains and losses on sales of securities are determined on the specific-identification method.

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

During the three months ended March 31, 2017, no securities were determined to have impairment that had become other than temporary.

Credit Losses Recognized on Investments.  During the three months ended March 31, 2017, there were no debt securities that experienced fair value deterioration due to credit losses, or due to other market factors, that are not otherwise other-than-temporarily impaired.

Amounts Reclassified Out of Accumulated Other Comprehensive Income.  Amounts reclassified from accumulated other comprehensive income and the affected line items in the statements of income during the three months ended March 31, 2017 and 2016, were as follows:

	Amounts Reclassified from Accumulated Other Comprehensive Income Three Months Ended March 31,		Affected Line Item in the Statements of Income
	2017	2016
	(In Thousands)

Unrealized gains on available-			Net realized gains on sales of
for-sale securities	$—	$3	available-for-sale securities
			(Total reclassified amount before tax)
Income Taxes	—	(1)	Provision for income taxes
Total reclassifications out of accumulated
other comprehensive income	$—	$2

NOTE 6: LOANS AND ALLOWANCE FOR LOAN LOSSES

	March 31,	December 31,
	2017	2016
	(In Thousands)

One- to four-family residential construction	$23,874	$21,737
Subdivision construction	18,030	17,186
Land development	52,445	50,624
Commercial construction	827,717	780,614
Owner occupied one- to four-family residential	189,465	200,340
Non-owner occupied one- to four-family residential	131,098	136,924
Commercial real estate	1,226,283	1,186,906
Other residential	668,997	663,378
Commercial business	344,103	348,628
Industrial revenue bonds	24,411	25,065
Consumer auto	463,015	494,233
Consumer other	66,068	70,001
Home equity lines of credit	107,163	108,753
Acquired FDIC-covered loans, net of discounts	123,902	134,356
Acquired loans no longer covered by FDIC loss sharing agreements,
net of discounts	67,123	72,569
Acquired non-covered loans, net of discounts	68,006	76,234
	4,401,700	4,387,548
Undisbursed portion of loans in process	(632,075)	(585,313)
Allowance for loan losses	(36,993)	(37,400)
Deferred loan fees and gains, net	(4,991)	(4,869)
	$3,727,641	$3,759,966

Weighted average interest rate	4.66%	4.58%

Classes of loans by aging were as follows:
	March 31, 2017
							Total Loans
			Past Due				> 90 Days
	30-59 Days	60-89 Days	90 Days	Total Past		Total Loans	Past Due and
	Past Due	Past Due	or More	Due	Current	Receivable	Still Accruing
	(In Thousands)
One- to four-family
residential construction	$—	$—	$381	$381	$23,493	$23,874	$—
Subdivision construction	—	—	107	107	17,923	18,030	—
Land development	575	—	3,919	4,494	47,951	52,445	—
Commercial construction	235	—	—	235	827,482	827,717	—
Owner occupied one- to four-
family residential	1,276	—	1,019	2,295	187,170	189,465	—
Non-owner occupied one- to
four-family residential	6	—	388	394	130,704	131,098	—
Commercial real estate	2,442	6,376	2,914	11,732	1,214,551	1,226,283	306
Other residential	117	—	164	281	668,716	668,997	—
Commercial business	243	88	4,351	4,682	339,421	344,103	—
Industrial revenue bonds	—	—	—	—	24,411	24,411	—
Consumer auto	3,909	947	1,934	6,790	456,225	463,015	—
Consumer other	433	107	610	1,150	64,918	66,068	—
Home equity lines of credit	261	50	287	598	106,565	107,163	5
Acquired FDIC-covered
loans, net of discounts	5,621	161	6,392	12,174	111,728	123,902	—
Acquired loans no longer
covered by loss sharing
agreements, net of
discounts	881	184	1,088	2,153	64,970	67,123	43
Acquired non-covered loans,
net of discounts	373	122	1,849	2,344	65,662	68,006	—
	16,372	8,035	25,403	49,810	4,351,890	4,401,700	354
Less FDIC-supported loans,
and acquired non-covered
loans, net of discounts	6,875	467	9,329	16,671	242,360	259,031	43

Total	$9,497	$7,568	$16,074	$33,139	$4,109,530	$4,142,669	$311

	December 31, 2016
							Total Loans
						Total	> 90 Days Past
	30-59 Days	60-89 Days	Over 90	Total Past		Loans	Due and
	Past Due	Past Due	Days	Due	Current	Receivable	Still Accruing
	(In Thousands)
One- to four-family
residential construction	$—	$—	$—	$—	$21,737	$21,737	$—
Subdivision construction	—	—	109	109	17,077	17,186	—
Land development	413	584	1,718	2,715	47,909	50,624	—
Commercial construction	—	—	—	—	780,614	780,614	—
Owner occupied one- to four-
family residential	1,760	388	1,125	3,273	197,067	200,340	—
Non-owner occupied one- to
four-family residential	309	278	404	991	135,933	136,924	—
Commercial real estate	1,969	1,988	4,404	8,361	1,178,545	1,186,906	—
Other residential	4,632	—	162	4,794	658,584	663,378	—
Commercial business	1,741	24	3,088	4,853	343,775	348,628	—
Industrial revenue bonds	—	—	—	—	25,065	25,065	—
Consumer auto	8,252	2,451	1,989	12,692	481,541	494,233	—
Consumer other	1,103	278	649	2,030	67,971	70,001	—
Home equity lines of credit	136	158	433	727	108,026	108,753	—
Acquired FDIC-covered loans, net of discounts	4,476	1,201	8,226	13,903	120,453	134,356	301
Acquired loans no longer covered by FDIC loss sharing agreements,
net of discounts	1,356	552	1,401	3,309	69,260	72,569	222
Acquired non-covered loans, net of discounts	851	173	2,854	3,878	72,356	76,234	—
	26,998	8,075	26,562	61,635	4,325,913	4,387,548	523
Less FDIC-supported loans,
and acquired non-covered loans, net of discounts	6,683	1,926	12,481	21,090	262,069	283,159	523

Total	$20,315	$6,149	$14,081	$40,545	$4,063,844	$4,104,389	$—

Nonaccruing loans (excluding FDIC-supported loans, net of discount and acquired non-covered loans, net of discount) are summarized as follows:

	March 31,	December 31,
	2017	2016
	(In Thousands)

One- to four-family residential construction	$381	$—
Subdivision construction	107	109
Land development	3,919	1,718
Commercial construction	—	—
Owner occupied one- to four-family residential	1,019	1,125
Non-owner occupied one- to four-family residential	388	404
Commercial real estate	2,608	4,404
Other residential	164	162
Commercial business	4,351	3,088
Industrial revenue bonds	—	—
Consumer auto	1,934	1,989
Consumer other	610	649
Home equity lines of credit	282	433

Total	$15,763	$14,081

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2017.  Also presented are the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of March 31, 2017:

	One- to Four-
	Family
	Residential and	Other	Commercial	Commercial	Commercial
	Construction	Residential	Real Estate	Construction	Business	Consumer	Total
	(In Thousands)
Allowance for loan losses
Balance January 1, 2017	$2,322	$5,486	$15,938	$2,284	$3,015	$8,355	$37,400
Provision (benefit) charged to expense	549	(1,751)	(476)	501	1,885	1,542	2,250
Losses charged off	(35)	—	(1)	(295)	(275)	(3,403)	(4,009)
Recoveries	21	55	26	7	46	1,197	1,352
Balance March 31, 2017	$2,857	$3,790	$15,487	$2,497	$4,671	$7,691	$36,993

Ending balance:
Individually evaluated for
impairment	$568	$2	$523	$1,292	$3,342	$552	$6,279
Collectively evaluated for
impairment	$2,231	$3,738	$14,711	$1,142	$1,274	$7,024	$30,120
Loans acquired and
accounted for under ASC
310-30	$58	$50	$253	$63	$55	$115	$594

Loans
Individually evaluated for
impairment	$6,529	$3,797	$8,676	$4,379	$6,993	$3,227	$33,601
Collectively evaluated for
impairment	$355,938	$665,200	$1,217,607	$875,783	$361,521	$633,019	$4,109,068
Loans acquired and
accounted for under ASC
310-30	$144,219	$24,110	$47,188	$4,880	$5,952	$32,682	$259,031

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2016:

	One- to Four-
	Family
	Residential and	Other	Commercial	Commercial	Commercial
	Construction	Residential	Real Estate	Construction	Business	Consumer	Total
	(In Thousands)
Allowance for loan losses
Balance January 1, 2016	$4,900	$3,190	$14,738	$3,019	$4,203	$8,099	$38,149
Provision (benefit) charged to expense	51	(582)	1,288	129	(554)	1,769	2,101
Losses charged off	(84)	—	(2,309)	(30)	(19)	(1,737)	(4,179)
Recoveries	16	13	11	8	47	860	955
Balance March 31, 2016	$4,883	$2,621	$13,728	$3,126	$3,677	$8,991	$37,026

The following table presents the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of December 31, 2016:

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

Impaired loans (excluding FDIC-supported loans, net of discount and acquired non-covered loans, net of discount), are summarized as follows:

	At or for the Three Months Ended March 31, 2017
				Average
		Unpaid		Investment in	Interest
	Recorded	Principal	Specific	Impaired	Income
	Balance	Balance	Allowance	Loans	Recognized
	(In Thousands)

One- to four-family residential construction	$381	$381	$1	$391	$—
Subdivision construction	807	820	128	811	7
Land development	4,379	4,478	1,292	3,465	16
Commercial construction	—	—	—	—	—
Owner occupied one- to four-family residential	3,331	3,623	384	3,410	37
Non-owner occupied one- to four-family residential	2,010	2,277	55	1,933	22
Commercial real estate	8,676	9,803	523	11,329	58
Other residential	3,797	3,813	2	3,804	38
Commercial business	6,993	7,643	3,342	5,885	86
Industrial revenue bonds	—	—	—	—	—
Consumer auto	2,086	2,175	377	2,393	29
Consumer other	782	845	117	796	15
Home equity lines of credit	359	379	58	395	10

Total	$33,601	$36,237	$6,279	$34,612	$318

	At or for the Year Ended December 31, 2016
				Average
		Unpaid		Investment	Interest
	Recorded	Principal	Specific	in Impaired	Income
	Balance	Balance	Allowance	Loans	Recognized
	(In Thousands)

One- to four-family residential construction	$—	$—	$—	$—	$—
Subdivision construction	818	829	131	948	46
Land development	6,023	6,120	1,291	8,020	304
Commercial construction	—	—	—	—	—
Owner occupied one- to four-family
residential	3,290	3,555	374	3,267	182
Non-owner occupied one- to four-family
residential	1,907	2,177	65	1,886	113
Commercial real estate	10,507	12,121	2,209	23,928	984
Other residential	3,812	3,812	—	6,813	258
Commercial business	4,539	4,652	1,295	2,542	185
Industrial revenue bonds	—	—	—	—	—
Consumer auto	2,097	2,178	629	1,307	141
Consumer other	812	887	244	884	70
Home equity lines of credit	476	492	124	417	32

Total	$34,281	$36,823	$6,362	$50,012	$2,315

	At or for the Three Months Ended March 31, 2016
				Average
		Unpaid		Investment in	Interest
	Recorded	Principal	Specific	Impaired	Income
	Balance	Balance	Allowance	Loans	Recognized
	(In Thousands)

One- to four-family residential construction	$—	$—	$—	$—	$—
Subdivision construction	1,014	1,014	209	1,049	7
Land development	7,496	7,586	1,141	7,506	69
Commercial construction	—	—	—	—	—
Owner occupied one- to four-family residential	5,148	5,718	520	5,121	57
Non-owner occupied one- to four-family residential	—	—	—	—	—
Commercial real estate	31,654	34,773	1,900	33,088	224
Other residential	9,472	9,472	—	9,496	98
Commercial business	2,215	2,644	1,120	2,230	24
Industrial revenue bonds	—	—	—	—	—
Consumer auto	1,000	1,039	150	929	17
Consumer other	880	962	132	897	19
Home equity lines of credit	460	480	77	461	12

Total	$59,339	$63,688	$5,249	$60,777	$527

At March 31, 2017, $19.3 million of impaired loans had specific valuation allowances totaling $6.3 million.  At December 31, 2016, $18.1 million of impaired loans had specific valuation allowances totaling $6.4 million.

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

The following tables present newly restructured loans during the three months ended March 31, 2017 and 2016, respectively, by type of modification:
	Three Months Ended March 31, 2017
				Total
	Interest Only	Term	Combination	Modification
	(In Thousands)

Commercial business	$—	$—	$274	$274

	$—	$—	$274	$274

	Three Months Ended March 31, 2016
				Total
	Interest Only	Term	Combination	Modification
	(In Thousands)

Mortgage loans on real estate:
One -to four- family residential	$429	$—	$—	$429
Commercial	60	—	—	60
Construction and land development	2,946	—	—	2,946
Consumer	—	2	—	2

	$3,435	$2	$—	$3,437

At March 31, 2017, the Company had $21.2 million of loans that were modified in troubled debt restructurings and impaired, as follows:  $5.0 million of construction and land development loans, $7.3 million of single family and multi-family residential mortgage loans, $7.1 million of commercial real estate loans, $1.5 million of commercial business loans and $279,000 of consumer loans.  Of the total troubled debt restructurings at March 31, 2017, $15.3 million were accruing interest and $7.8 million were classified as substandard using the Company's internal grading system, which is described below.  The Company had no troubled debt restructurings which were modified in the previous 12 months and subsequently defaulted during the three months ended March 31, 2017.  When loans modified as troubled debt restructurings have subsequent payment defaults, the defaults are factored into the determination of the allowance for loan losses to ensure specific valuation allowances reflect amounts considered uncollectible.  At December 31, 2016, the Company had $21.1 million of loans that were modified in troubled debt restructurings and impaired, as follows:  $5.0 million of construction and land development loans, $7.4 million of single family and multi-family residential mortgage loans, $7.1 million of commercial real estate loans, $1.3 million of commercial business loans and $296,000 of consumer loans.  Of the total troubled debt restructurings at December 31, 2016, $18.9 million were accruing interest and $7.9 million were classified as substandard using the Company's internal grading system.

During the three months ended March 31, 2017, $234,000 of loans, all of which consisted of one- to four-family residential loans, designated as troubled debt restructurings met the criteria for placement back on accrual status.  The criteria is generally a minimum of six months of payment performance under original or modified terms.  During the three months ended March 31, 2016, loans designated as troubled debt restructurings totaling $20,000 met the criteria for placement back on accrual status.  The $20,000 consisted of consumer loans.
The Company reviews the credit quality of its loan portfolio using an internal grading system that classifies loans as "Satisfactory," "Watch," "Special Mention," "Substandard" and "Doubtful."  Substandard loans are characterized by the distinct possibility that the Bank will sustain some loss if certain deficiencies are not corrected.  Doubtful loans are those having all the weaknesses inherent to those classified Substandard with the added characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.  Special mention loans possess potential weaknesses that deserve management's close attention but do not expose the Bank to a degree of risk that warrants substandard classification.  Loans classified as watch are being monitored because of indications of potential weaknesses or deficiencies that may require future classification as special mention or substandard.  Loans not meeting any of the criteria previously described are considered satisfactory.  The acquired FDIC-covered and previously covered loans are evaluated using this internal grading system.  These loans are accounted for in pools and the loans acquired in the Inter Savings Bank FDIC transaction are currently substantially covered through loss sharing agreements with the FDIC.  The acquired non-covered loans are also evaluated using this internal grading system, and are also accounted for in pools.  Minimal adverse classification in these acquired loan pools was identified as of March 31, 2017 and December 31, 2016, respectively.  See Note 7 for further discussion of the acquired loan pools and remaining loss sharing agreements.
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

The loan grading system is presented by loan class below:

	March 31, 2017
			Special
	Satisfactory	Watch	Mention	Substandard	Doubtful	Total
	(In Thousands)
One- to four-family residential
construction	$22,781	$712	$—	$381	$—	$23,874
Subdivision construction	15,150	2,486	—	394	—	18,030
Land development	43,487	4,900	—	4,058	—	52,445
Commercial construction	827,717	—	—	—	—	827,717
Owner occupied one- to four-
family residential	187,975	—	—	1,490	—	189,465
Non-owner occupied one- to four-
family residential	129,992	460	—	646	—	131,098
Commercial real estate	1,202,417	18,738	—	5,128	—	1,226,283
Other residential	664,480	4,353	—	164	—	668,997
Commercial business	335,931	2,667	—	5,505	—	344,103
Industrial revenue bonds	24,411	—	—	—	—	24,411
Consumer auto	460,955	—	—	2,060	—	463,015
Consumer other	65,432	—	—	636	—	66,068
Home equity lines of credit	106,816	—	—	347	—	107,163
Acquired FDIC-covered loans,
net of discounts	123,902	—	—	—	—	123,902
Acquired loans no longer covered
by FDIC loss sharing
agreements, net of discounts	67,108	—	—	15	—	67,123
Acquired non-covered loans,
net of discounts	68,006	—	—	—	—	68,006

Total	$4,346,560	$34,316	$—	$20,824	$—	$4,401,700

	December 31, 2016
			Special
	Satisfactory	Watch	Mention	Substandard	Doubtful	Total
	(In Thousands)
One- to four-family residential
construction	$20,771	$966	$—	$—	$—	$21,737
Subdivision construction	14,059	2,729	—	398	—	17,186
Land development	39,925	5,140	—	5,559	—	50,624
Commercial construction	780,614	—	—	—	—	780,614
Owner occupied one- to-four-
family residential	198,835	67	—	1,438	—	200,340
Non-owner occupied one- to-
four-family residential	135,930	465	—	529	—	136,924
Commercial real estate	1,160,280	20,154	—	6,472	—	1,186,906
Other residential	658,846	4,370	—	162	—	663,378
Commercial business	342,685	2,651	—	3,292	—	348,628
Industrial revenue bonds	25,065	—	—	—	—	25,065
Consumer auto	492,165	—	—	2,068	—	494,233
Consumer other	69,338	—	—	663	—	70,001
Home equity lines of credit	108,290	—	—	463	—	108,753
Acquired FDIC-covered loans,
net of discounts	134,356	—	—	—	—	134,356
Acquired loans no longer covered
by FDIC loss sharing
agreements, net of discounts	72,552	—	—	17	—	72,569
Acquired non-covered loans,
net of discounts	76,234	—	—	—	—	76,234

Total	$4,329,945	$36,542	$—	$21,061	$—	$4,387,548

NOTE 7: ACQUIRED LOANS, LOSS SHARING AGREEMENTS AND FDIC INDEMNIFICATION ASSETS

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
The loans and foreclosed assets purchased in the InterBank transaction are covered by a loss sharing agreement between the FDIC and Great Southern Bank.  Under the loss sharing agreement, the FDIC agreed to cover 80% of the losses on the loans (excluding approximately $60,000 of consumer loans) and foreclosed assets purchased subject to certain limitations.  Realized losses covered by the loss sharing agreement include loan contractual balances (and related unfunded commitments that were acquired), accrued interest on loans for up to 90 days, the book value of foreclosed real estate acquired, and certain direct costs, less cash or other consideration received by Great Southern.  This agreement extends for ten years for 1-4 family real estate loans and for five years for other loans.  The value of this loss sharing agreement was considered in determining fair values of loans and foreclosed assets acquired.  The loss sharing agreement is subject to the Bank following servicing procedures as specified in the agreement with the FDIC.  The expected reimbursements under the loss sharing agreement were recorded as an indemnification asset at their preliminary estimated fair value on the acquisition date.  Based upon the acquisition date fair values of the net assets acquired, no goodwill was recorded.  A premium was recorded in conjunction with the fair value of the acquired loans and the amount amortized to yield during the three months ended March 31, 2017 and 2016 was $76,000 and $98,000, respectively.
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
Based upon the acquisition date fair values of the net assets acquired, no goodwill was recorded. A premium was recorded in conjunction with the fair value of the acquired loans and the amount amortized to yield during the three months ended March 31, 2017 and 2016 was $80,000 and $148,000, respectively.
Loss Sharing Agreements.  On April 26, 2016, Great Southern Bank executed an agreement with the FDIC to terminate the loss sharing agreements for Team Bank, Vantus Bank and Sun Security Bank, effective immediately.  The agreement required the FDIC to pay $4.4 million to settle all outstanding items related to the terminated loss sharing agreements.  As a result of entering into the agreement, assets that were covered by the terminated loss sharing agreements, including covered loans in the amount of $61.5 million and covered other real estate owned in the amount of $468,000 as of March 31, 2016, were reclassified as non-covered assets effective April 26, 2016.  In anticipation of terminating the loss sharing agreements, an impairment of the related indemnification assets was recorded during the three months ended March 31, 2016 in the amount of $584,000.  On the date of the termination, the indemnification asset balances (and certain other receivables from the FDIC) related to Team Bank, Vantus Bank and Sun Security Bank, which totaled $4.4 million, net of impairment, at March 31, 2016, became $0 as a result of the receipt of funds from the FDIC as outlined in the termination agreement.  There will be no future effects on non-interest income (expense) related to adjustments or amortization of the indemnification assets for Team Bank, Vantus Bank or Sun Security Bank; however, adjustments and amortization related to the InterBank indemnification asset and loss sharing agreement will continue.  The remaining accretable yield adjustments that affect interest income were not changed by the termination agreement and will continue to be recognized for all FDIC-assisted transactions in the same manner as they have been previously.

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

The amount of the estimated cash flows expected to be received from the acquired loan pools in excess of the fair values recorded for the loan pools is referred to as the accretable yield.  The accretable yield is recognized as interest income over the estimated lives of the loans.  The Company continues to evaluate the fair value of the loans including cash flows expected to be collected.  Increases in the Company's cash flow expectations are recognized as increases to the accretable yield while decreases are recognized as impairments through the allowance for loan losses.  During the three months ended March 31, 2017, improvements in expected cash flows related to the acquired loan portfolios resulted in adjustments of $155,000 to the accretable yield to be spread over the estimated remaining lives of the loans on a level-yield basis. During the three months ended March 31, 2016, similar such adjustments totaling $4.8 million were made to the accretable yield.  The increases in expected cash flows also reduced the amount of expected reimbursements under the loss sharing agreements, when applicable.  During the three months ended March 31, 2017, this resulted in corresponding adjustments of $-0- to the indemnification assets to be amortized on a level-yield basis over the remainder of the loss sharing agreement or the remaining expected lives of the loan pools, whichever is shorter.  During the three months ended March 31, 2016, corresponding adjustments of $1.9 million were made to the indemnification assets.

Because these adjustments will be recognized generally over the remaining lives of the loan pools and, in the case of loans acquired in the InterBank transaction, the remainder of the loss sharing agreement (unless the loss sharing period ends earlier), respectively, they will impact future periods as well.  The remaining accretable yield adjustment that will affect interest income is $4.5 million and the remaining adjustment to the indemnification asset related to InterBank, including the effects of the clawback liability, that will affect non-interest income (expense) is $(1.9) million.  The $4.5 million of accretable yield adjustment relates to Team Bank, Vantus Bank, Sun Security Bank, InterBank and Valley Bank.  The amortization of indemnification asset, as noted, is only related to InterBank, as there is no longer, nor will there be in the future, indemnification asset amortization related to Team Bank, Vantus Bank, or Sun Security Bank due to the early termination of the related loss sharing agreements for those transactions in April 2016.  Of the remaining adjustments, we expect to recognize $2.5 million of interest income and $(1.0 million) of non-interest income (expense) during the remainder of 2017.  Additional adjustments may be recorded in future periods from the FDIC-assisted transactions, as the Company continues to estimate expected cash flows from the acquired loan pools.

The impact of adjustments on the Company's financial results is shown below:

	Three Months Ended		Three Months Ended
	March 31, 2017		March 31, 2016
	(In Thousands, Except Per Share Data
	and Basis Points Data)

Impact on net interest income/
net interest margin (in basis points)	$1,980	19 bps	$5,382	56 bps
Non-interest income	(634)		(2,934)
Net impact to pre-tax income	$1,346		$2,448
Net impact net of taxes	$857		$1,559
Impact to diluted earnings per common share	$0.06		$0.11

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
At March 31, 2017 and December 31, 2016, the Bank's internal estimate of credit performance was expected to be better than the threshold set by the FDIC in the loss sharing agreement.  Therefore, a separate clawback liability totaling $6.6 million was recorded in accounts payable and accrued expenses at both March 31, 2017 and December 31, 2016.  As changes in the fair values of the loans and foreclosed assets are determined due to changes in expected cash flows, changes in the amount of the clawback liability will occur.

TeamBank Loans and Foreclosed Assets.  The following tables present the balances of the acquired loans and foreclosed assets related to the TeamBank transaction at March 31, 2017 and December 31, 2016. Gross loan balances (due from the borrower) were reduced by approximately $419.8 million since the transaction date because of $287.0 million of repayments from borrowers, $61.7 million in transfers to foreclosed assets and $71.1 million in charge-offs to customer loan balances.  Based upon the collectability analyses performed during the acquisition, we expected certain levels of foreclosures and charge-offs and actual results have been better than our expectations in this regard.  As a result, cash flows expected to be received from the acquired loan pools have increased, resulting in adjustments that were made to the related accretable yield as described above.

	March 31, 2017
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$16,319	$14
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(766)	—
Original estimated fair value of assets, net of activity since
acquisition date	(15,394)	(14)

Expected loss remaining	$159	$—

	December 31, 2016
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$18,838	$14
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(846)	—
Original estimated fair value of assets, net of activity since
acquisition date	(17,833)	(14)

Expected loss remaining	$159	$—

Vantus Bank Loans and Foreclosed Assets.  The following tables present the balances of the acquired loans and foreclosed assets related to the Vantus Bank transaction at March 31, 2017 and December 31, 2016. Gross loan balances (due from the borrower) were reduced by approximately $309.2 million since the transaction date because of $263.4 million of repayments from borrowers, $16.7 million in transfers to foreclosed assets and $29.1 million in charge-offs to customer loan balances.  Based upon the collectability analyses performed during the acquisition, we expected certain levels of foreclosures and charge-offs and actual results have been better than our expectations in this regard.  As a result, cash flows expected to be received from the acquired loan pools have increased, resulting in adjustments that were made to the related accretable yield as described above.

	March 31, 2017
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$22,317	$15
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(203)	—
Original estimated fair value of assets, net of activity since
acquisition date	(21,877)	(15)

Expected loss remaining	$237	$—

	December 31, 2016
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$23,712	$15
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(239)	—
Original estimated fair value of assets, net of activity since
acquisition date	(23,232)	(15)

Expected loss remaining	$241	$—

Sun Security Bank Loans and Foreclosed Assets.  The following tables present the balances of the acquired loans and foreclosed assets related to the Sun Security Bank transaction at March 31, 2017 and December 31, 2016.  Gross loan balances (due from the borrower) were reduced by approximately $202.7 million since the transaction date because of $143.4 million of repayments from borrowers, $28.4 million in transfers to foreclosed assets and $30.9 million of charge-offs to customer loan balances.  Based upon the collectability analyses performed during the acquisition, we expected certain levels of foreclosures and charge-offs and actual results have been better than our expectations in this regard.  As a result, cash flows expected to be received from the acquired loan pools have increased, resulting in adjustments that were made to the related accretable yield as described above.
	March 31, 2017
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$31,733	$400
Reclassification from nonaccretable discount to accretable discount due to change in expected losses (net of accretion to date)	(890)	—
Original estimated fair value of assets, net of activity since
acquisition date	(29,846)	(321)

Expected loss remaining	$997	$79

	December 31, 2016
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$33,579	$365
Reclassification from nonaccretable discount to accretable discount due to change in expected losses (net of accretion to date)	(1,086)	—
Original estimated fair value of assets, net of activity since
acquisition date	(31,499)	(286)

Expected loss remaining	$994	$79

InterBank Loans, Foreclosed Assets and Indemnification Asset.  The following table presents the balances of the acquired loans, foreclosed assets and FDIC indemnification asset related to the InterBank transaction at March 31, 2017 and December 31, 2016.  Gross loan balances (due from the borrower) were reduced by approximately $254.5 million since the transaction date because of $213.6 million of repayments by the borrower, $18.0 million in transfers to foreclosed assets and $22.9 million of charge-offs to customer loan balances.  Based upon the collectability analyses performed during the acquisition, we expected certain levels of foreclosures and charge-offs and actual results have been better than our expectations in this regard.  As a result, cash flows expected to be received from the acquired loan pools have increased, resulting in adjustments that were made to the related accretable yield as described above.

	March 31, 2017
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$138,766	$2,875
Non-credit premium/(discount), net of activity since acquisition date	467	—
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(1,366)	—
Original estimated fair value of assets, net of activity since
acquisition date	(123,902)	(2,875)

Expected loss remaining	13,965	—
Assumed loss sharing recovery percentage	84%	—

Estimated loss sharing value	11,727	—
FDIC loss share clawback	813	—
Indemnification asset to be amortized resulting from
change in expected losses	1,092	—
Accretable discount on FDIC indemnification asset	(846)	—
FDIC indemnification asset	$12,786	$—

	December 31, 2016
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$149,657	$1,417
Non-credit premium/(discount), net of activity since acquisition date	543	—
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(1,984)	—
Original estimated fair value of assets, net of activity since
acquisition date	(134,355)	(1,417)

Expected loss remaining	13,861	—
Assumed loss sharing recovery percentage	84%	—

Estimated loss sharing value	11,644	—
FDIC loss share clawback	953	—
Indemnification asset to be amortized resulting from
change in expected losses	1,586	—
Accretable discount on FDIC indemnification asset	(1,038)	—
FDIC indemnification asset	$13,145	$—

Valley Bank Loans and Foreclosed Assets.  The following tables present the balances of the acquired loans and foreclosed assets related to the Valley Bank transaction at March 31, 2017 and December 31, 2016.  Gross loan balances (due from the borrower) were reduced by approximately $118.2 million since the transaction date because of $106.6 million of repayments by the borrower, $3.8 million in transfers to foreclosed assets and $7.8 million of charge-offs to customer loan balances.  The Valley Bank transaction did not include a loss sharing agreement; however, the loans were recorded at a discount, which is accreted to yield over the life of the loans.  Based upon the collectability analyses performed during the acquisition, we expected certain levels of foreclosures and charge-offs and actual results have been better than our expectations in this regard. As a result, cash flows expected to be received from the acquired loan pools have increased, resulting in adjustments that were made to the related accretable yield as described above.

	March 31, 2017
		Foreclosed
	Loans	Assets
	(In Thousands)

Initial basis, net of activity since acquisition date	$74,986	$2,309
Non-credit premium/(discount), net of activity since acquisition date	148	—
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(1,225)	—
Original estimated fair value of assets, net of activity since
acquisition date	(68,003)	(2,307)

Expected loss remaining	$5,906	$2

	December 31, 2016
		Foreclosed
	Loans	Assets
	(In Thousands)

Initial basis, net of activity since acquisition date	$84,283	$1,973
Non-credit premium/(discount), net of activity since acquisition date	228	—
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(2,121)	—
Original estimated fair value of assets, net of activity since
acquisition date	(76,231)	(1,952)

Expected loss remaining	$6,159	$21

Changes in the accretable yield for acquired loan pools were as follows for the three months ended March 31, 2017 and 2016:

			Sun Security
	TeamBank	Vantus Bank	Bank	InterBank	Valley Bank
	(In Thousands)

Balance, January 1, 2016	$3,805	$3,360	$5,924	$16,347	$8,316
Accretion	(480)	(489)	(1,072)	(4,641)	(3,146)
Change in expected accretable yield(1)	161	365	471	2,849	3,062

Balance, March 31, 2016	$3,486	$3,236	$5,323	$14,555	$8,232

Balance January 1, 2017	$2,477	$2,547	$4,277	$8,512	$4,797
Accretion	(655)	(356)	(622)	(2,278)	(1,925)
Change in expected accretable yield(1)	674	163	140	676	1,528

Balance, March 31, 2017	$2,496	$2,354	$3,795	$6,910	$4,400

(1)
Represents increases in estimated cash flows expected to be received from the acquired loan pools, partially due to lower estimated credit losses.  The amounts also include changes in expected accretion of the loan pools for TeamBank, Vantus Bank, Sun Security Bank, InterBank and Valley Bank for the three months ended March 31, 2017, totaling $674,000, $158,000, $140,000, $676,000 and $1.4 million, respectively, and for the three months ended March 31, 2016, totaling $161,000, $365,000, $304,000, $690,000 and $612,000, respectively.

NOTE 8: OTHER REAL ESTATE OWNED

Major classifications of other real estate owned were as follows:
	March 31,	December 31,
	2017	2016
	(In Thousands)
Foreclosed assets held for sale
One- to four-family construction	$—	$—
Subdivision construction	6,313	6,360
Land development	10,692	10,886
Commercial construction	—	—
One- to four-family residential	1,210	1,217
Other residential	810	954
Commercial real estate	3,210	3,841
Commercial business	—	—
Consumer	2,668	1,991
	24,903	25,249
FDIC-supported foreclosed assets, net of discounts	2,875	1,426
Acquired foreclosed assets no longer covered by FDIC loss sharing
agreements, net of discounts	351	316
Acquired foreclosed assets not covered by FDIC loss sharing
agreements, net of discounts	2,307	1,952

Foreclosed assets held for sale, net	30,436	28,943

Other real estate owned not acquired through foreclosure	2,240	3,715

Other real estate owned	$32,676	$32,658

Other real estate owned not acquired through foreclosure includes 14 properties, 13 of which were branch locations that have been closed and are held for sale, and one of which is land which was acquired for a potential branch location.  During the three months ended March 31, 2017, three former branch locations were sold at a gain of $269,000, which is included in the gain on sales of other real estate owned amount in the table below.

At March 31, 2017, residential mortgage loans totaling $1.4 million were in the process of foreclosure, $1.3 million of which were acquired loans.  Of the $1.3 million of acquired loans, $818,000 was covered by a loss sharing agreement as of March 31, 2017 (relating to the InterBank transaction) and $413,000 was acquired in the Valley Bank transaction.
Expenses applicable to other real estate owned included the following:
	Three Months Ended
	March 31,
	2017	2016
	(In Thousands)

Net gain on sales of other real estate owned	$(311)	$(98)
Valuation write-downs	60	374
Operating expenses, net of rental income	826	635

	$575	$911

NOTE 9: DEPOSITS

	March 31,	December 31,
	2017	2016
	(In Thousands)
Time Deposits:
0.00% - 0.99%	$593,392	$695,738
1.00% - 1.99%	817,670	737,649
2.00% - 2.99%	51,741	48,777
3.00% - 3.99%	1,221	1,119
4.00% - 4.99%	1,104	1,171
5.00% and above	272	272
Total time deposits (1.05% - 1.01%)	1,465,400	1,484,726
Non-interest-bearing demand deposits	631,895	653,288
Interest-bearing demand and savings deposits (0.28% - 0.26%)	1,591,368	1,539,216
Total Deposits	$3,688,663	$3,677,230

NOTE 10: ADVANCES FROM FEDERAL HOME LOAN BANK

Advances from the Federal Home Loan Bank (FHLBank advances) at March 31, 2017 and December 31, 2016 consisted of the following:
	March 31, 2017		December 31, 2016
		Weighted		Weighted
		Average		Average
		Interest		Interest
Due In	Amount	Rate	Amount	Rate
	(In Thousands)		(In Thousands)

2017	$30,827	3.26%	$30,826	3.26%
2018	83	5.14	81	5.14
2019	7	5.14	28	5.14
2020	—	—	—	—
2021	—	—	—	—
2022 and thereafter	500	5.54	500	5.54

	31,417	3.30	31,435	3.30

Unamortized fair value adjustment	12		17

	$31,429		$31,452

Included in the Bank's FHLBank advances at March 31, 2017 and December 31, 2016, was a $30.0 million advance with a maturity date of November 24, 2017.  The interest rate on this advance is 3.20%.  The advance has a call provision that allows the Federal Home Loan Bank of Des Moines to call the advance quarterly.

NOTE 11: SECURITIES SOLD UNDER REVERSE REPURCHASE AGREEMENTS AND SHORT-TERM BORROWINGS

	March 31, 2017	December 31, 2016
	(In Thousands)

Notes payable – Community Development
Equity Funds	$1,398	$1,323
Overnight borrowings from the Federal Home Loan Bank	—	171,000
Securities sold under reverse repurchase agreements	144,345	113,700

	$145,743	$286,023

The Bank enters into sales of securities under agreements to repurchase (reverse repurchase agreements).  Reverse repurchase agreements are treated as financings, and the obligations to repurchase securities sold are reflected as a liability in the statements of financial condition.  The dollar amount of securities underlying the agreements remains in the asset accounts.  Securities underlying the agreements are held by the Bank during the agreement period.  All agreements are written on a term of one-month or less.

The following table represents the Company's securities sold under reverse repurchase agreements, by collateral type and remaining contractual maturity.
	March 31, 2017	December 31, 2016
	Overnight and	Overnight and
	Continuous	Continuous
	(In Thousands)

FHLBank CD	$26,119	$16,202
Mortgage-backed securities – GNMA, FNMA, FHLMC	118,226	97,498
	$144,345	$113,700

NOTE 12: SUBORDINATED NOTES

On August 8, 2016, the Company completed the public offering and sale of $75.0 million of its subordinated notes.  The notes are due August 15, 2026, and have a fixed interest rate of 5.25% until August 15, 2021, at which time the rate becomes floating at a rate equal to three-month LIBOR plus 4.087%.  The Company may call the notes at par beginning on August 15, 2021, and on any scheduled interest payment date thereafter.  The notes were sold at par, resulting in net proceeds, after underwriting discounts and commissions, legal, accounting and other professional fees, of approximately $73.5 million.  The debt issuance costs, totaling approximately $1.5 million, were deferred and are being amortized over the expected life of the notes, which is 10 years.  Amortization of the debt issuance costs during the three months ended March 31, 2017 totaled $38,000, and is included in interest expense on subordinated notes in the consolidated statements of income, resulting in an imputed interest rate of 5.47%.

At March 31, 2017 and December 31, 2016, Subordinated Notes are summarized as follows:

	March 31, 2017	December 31, 2016
	(In Thousands)

Subordinated notes	$75,000	$75,000
Less: unamortized debt issuance costs	1,425	1,463
	$73,575	$73,537

NOTE 13: INCOME TAXES

Reconciliations of the Company's effective tax rates to the statutory corporate tax rates were as follows:

	Three Months Ended March 31,
	2017	2016
Tax at statutory rate	35.0%	35.0%
Nontaxable interest and dividends	(1.9)	(2.8)
Tax credits	(6.4)	(8.7)
State taxes	1.1	1.1
Other	(1.7)	0.5

	26.1%	25.1%

The Company and its consolidated subsidiaries have not been audited recently by the Internal Revenue Service (IRS) and, as such, tax years through December 31, 2005, have been closed without audit.  The Company, through one of its subsidiaries, is a partner in two partnerships currently under IRS examination for 2006 and 2007.  As a result, the Company's 2006 and subsequent tax years remain open for examination.  The examinations of the partnerships have been advanced during 2016 and 2017.  One of the partnerships has advanced to Tax Court and has entered a Motion for Entry of Decision with an agreed upon settlement.  The other partnership is at the IRS appeals level.  The Company does not currently expect significant adjustments to its financial statements from these partnership examinations.

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

The Company considers transfers between the levels of the hierarchy to be recognized at the end of related reporting periods.  From December 31, 2016 to March 31, 2017, no assets for which fair value is measured on a recurring basis transferred between any levels of the hierarchy.

 Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying statements of financial condition measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2017 and December 31, 2016:

		Fair value measurements using
		Quoted prices
		in active
		markets	Other	Significant
		for identical	observable	unobservable
		assets	inputs	inputs
	Fair value	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
March 31, 2017
Mortgage-backed securities	$141,142	$—	$141,142	$—
States and political subdivisions	62,544	—	62,544	—
Interest rate derivative asset	1,393	—	1,393	—
Interest rate derivative liability	(1,430)	—	(1,430)	—

December 31, 2016
Mortgage-backed securities	$146,035	$—	$146,035	$—
States and political subdivisions	67,837	—	67,837	—
Interest rate derivative asset	1,663	—	1,663	—
Interest rate derivative liability	(1,699)	—	(1,699)	—

The following is a description of inputs and valuation methodologies used for assets recorded at fair value on a recurring basis and recognized in the accompanying statements of financial condition at March 31, 2017 and December 31, 2016, as well as the general classification of such assets pursuant to the valuation hierarchy.  There have been no significant changes in the valuation techniques during the three-month period ended March 31, 2017.  For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

Available-for-Sale Securities. Investment securities available for sale are recorded at fair value on a recurring basis. The fair values used by the Company are obtained from an independent pricing service, which represent either quoted market prices for the identical asset or fair values determined by pricing models, or other model-based valuation techniques, that consider observable market data, such as interest rate volatilities, LIBOR yield curve, credit spreads and prices from market makers and live trading systems.  Recurring Level 2 securities include U.S. government agency securities, mortgage-backed securities, state and municipal bonds and certain other investments. Inputs used for valuing Level 2 securities include observable data that may include dealer quotes, benchmark yields, market spreads, live trading levels and market consensus prepayment speeds, among other things. Additional inputs include indicative values derived from the independent pricing service's proprietary computerized models.  There were no recurring Level 3 securities at March 31, 2017 or December 31, 2016.

Interest Rate Derivatives. The fair value is estimated using forward-looking interest rate curves and is determined using observable market rates and, therefore, are classified within Level 2 of the valuation hierarchy.

Nonrecurring Measurements

The following tables present the fair value measurements of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2017 and December 31, 2016:

		Fair Value Measurements Using
		Quoted prices
		in active
		markets	Other	Significant
		for identical	observable	unobservable
		assets	inputs	inputs
	Fair value	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
March 31, 2017
Impaired loans	$1,962	$—	$—	$1,962

Foreclosed assets held for sale	$17	$—	$—	$17

December 31, 2016
Impaired loans	$8,280	$—	$—	$8,280

Foreclosed assets held for sale	$1,604	$—	$—	$1,604

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

Loans Held for Sale.  Mortgage loans held for sale are recorded at the lower of carrying value or fair value.  The fair value of mortgage loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics.  As such, the Company classifies mortgage loans held for sale as Nonrecurring Level 2.  Write-downs to fair value typically do not occur as the Company generally enters into commitments to sell individual mortgage loans at the time the loan is originated to reduce market risk.  The Company typically does not have commercial loans held for sale.  At March 31, 2017 and December 31, 2016, the aggregate fair value of mortgage loans held for sale exceeded their cost.  Accordingly, no mortgage loans held for sale were marked down and reported at fair value.
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

The Company records impaired loans as Nonrecurring Level 3. If a loan's fair value as estimated by the Company is less than its carrying value, the Company either records a charge-off of the portion of the loan that exceeds the fair value or establishes a reserve within the allowance for loan losses specific to the loan.  Loans for which such charge-offs or reserves were recorded during the three months ended March 31, 2017 or the year ended December 31, 2016, are shown in the table above (net of reserves).

Foreclosed Assets Held for Sale.  Foreclosed assets held for sale are initially recorded at fair value less estimated cost to sell at the date of foreclosure.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less estimated cost to sell.  Foreclosed assets held for sale are classified within Level 3 of the fair value hierarchy.  The foreclosed assets represented in the table above have been re-measured during the three months ended March 31, 2017 or the year ended December 31, 2016, subsequent to their initial transfer to foreclosed assets.

The following disclosure relates to financial assets for which it is not practicable for the Company to estimate the fair value at March 31, 2017 and December 31, 2016.

FDIC Indemnification Asset: As part of certain Purchase and Assumption Agreements, the Bank and the FDIC entered into loss sharing agreements. These agreements cover realized losses on loans and foreclosed real estate, subject to certain limitations, which are more fully described in Note 7.  Certain of these loss sharing agreements (related to TeamBank, Vantus Bank and Sun Security Bank) were mutually terminated by agreement between the Company and the FDIC in April 2016.

Due to the termination of those loss sharing agreements, the carrying value of the indemnification asset for each of those transactions was $-0- at March 31, 2017 and December 31, 2016.
Under the InterBank agreement, the FDIC agreed to reimburse the Bank for 80% of realized losses.  The indemnification asset was originally recorded at fair value on the acquisition date (April 27, 2013) and at March 31, 2017 and December 31, 2016, the carrying value of the FDIC indemnification asset was $12.8 million and $13.1 million, respectively.
From the dates of acquisition, each of the four loss sharing agreements were scheduled to extend ten years for 1-4 family real estate loans and five years for other loans.  The loss sharing assets are measured separately from the loan portfolios because they are not contractually embedded in the loans and are not transferable with the loans should the Bank choose to dispose of them.  Fair values on the acquisition dates were estimated using projected cash flows available for loss sharing based on the credit adjustments estimated for each loan pool and the loss sharing percentages.  These cash flows were discounted to reflect the uncertainty of the timing and receipt of the loss sharing reimbursements from the FDIC.  The loss sharing assets are also separately measured from the related foreclosed real estate.  Although the assets are contractual receivables from the FDIC, they do not have effective interest rates.  The Bank will collect the assets over the next several years.  The amount ultimately collected will depend on the timing and amount of collections and charge-offs on the acquired assets covered by the loss sharing agreements.  While the assets were recorded at their estimated fair values on the acquisition dates, it is not practicable to complete fair value analyses on a quarterly or annual basis.  Estimating the fair value of the FDIC indemnification asset would involve preparing fair value analyses of the entire portfolios of loans and foreclosed assets covered by the loss sharing agreements from all four acquisitions on a quarterly or annual basis.  The loss sharing agreements for Team Bank, Vantus Bank and Sun Security Bank were terminated on April 26, 2016, and the carrying value of the related indemnification assets became $-0-.  The termination of the loss sharing agreements is discussed in Note 7.
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

Subordinated Notes.  The fair values used by the Company are obtained from independent sources and are derived from quoted market prices of the Company's subordinated notes and quoted market prices of other subordinated debt instruments with similar characteristics.

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

	March 31, 2017			December 31, 2016
	Carrying	Fair	Hierarchy	Carrying	Fair	Hierarchy
	Amount	Value	Level	Amount	Value	Level
	(In Thousands)

Financial assets
Cash and cash equivalents	$228,069	$228,069	1	$279,769	$279,769	1
Held-to-maturity securities	247	256	2	247	258	2
Mortgage loans held for sale	4,782	4,782	2	16,445	16,445	2
Loans, net of allowance for loan losses	3,727,641	3,740,781	3	3,759,966	3,766,709	3
Accrued interest receivable	11,032	11,032	3	11,875	11,875	3
Investment in FHLBank stock	6,740	6,740	3	13,034	13,034	3

Financial liabilities
Deposits	3,688,663	3,695,330	3	3,677,230	3,683,751	3
FHLBank advances	31,429	32,163	3	31,452	32,379	3
Short-term borrowings	145,743	145,743	3	286,023	286,023	3
Subordinated debentures	25,774	25,774	3	25,774	25,774	3
Subordinated notes	73,575	75,750	2	73,537	76,031	2
Accrued interest payable	1,631	1,631	3	2,723	2,723	3
Unrecognized financial instruments (net of
contractual value)
Commitments to originate loans	—	—	3	—	—	3
Letters of credit	85	85	3	92	92	3
Lines of credit	—	—	3	—	—	3

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
As part of the Valley Bank FDIC-assisted acquisition, the Company acquired seven loans with related interest rate swaps.  Valley's swap program differed from the Company's in that Valley did not have back to back swaps with the customer and a counterparty.  Two of the seven acquired loans with interest rate swaps have paid off.  The notional amount of the five remaining Valley swaps is $3.7 million at March 31, 2017.  As of March 31, 2017, the Company had 25 interest rate swaps totaling $104.1 million in notional amount with commercial customers, and 25 interest rate swaps with the same notional amount with third parties related to its program.  As of December 31, 2016, the Company had 26 interest rate swaps totaling $110.7 million in notional amount with commercial customers, and 26 interest rate swaps with the same notional amount with third parties related to its program.  During the three months ended March 31, 2017 and 2016, the Company recognized a net gain of $7,000 and a net loss of $162,000, respectively, in noninterest income related to changes in the fair value of these swaps.

 Cash Flow Hedges

As a strategy to maintain acceptable levels of exposure to the risk of changes in future cash flows due to interest rate fluctuations, the Company entered into an interest rate cap agreement for a portion of its floating rate debt associated with its trust preferred securities.  The agreement, with a notional amount of $25 million, states that the Company will pay interest on its trust preferred debt in accordance with the original debt terms at a rate of 3-month LIBOR + 1.60%.  Should interest rates rise above a certain threshold, the counterparty will reimburse the Company for interest paid such that the Company will have an effective interest rate on that portion of its trust preferred securities no higher than 2.37%.  The agreement became effective on August 1, 2013, and has a term of four years.

The effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.  Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.  During each of the three months ended March 31, 2017 and 2016, the Company recognized $-0- in noninterest income related to changes in the fair value of these derivatives. During the three months ended March 31, 2017 and 2016, the Company recognized $88,000 and $40,000, respectively, in interest expense related to the amortization of the cost of these interest rate caps.

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the Consolidated Statements of Financial Condition:

	Location in	Fair Value
	Consolidated Statements	March 31,	December 31,
	of Financial Condition	2017	2016
		(In Thousands)
Derivatives designated as
hedging instruments

Interest rate caps	Prepaid expenses and other assets	$32	$40

Total derivatives designated
as hedging instruments		$32	$40

Derivatives not designated
as hedging instruments

Asset Derivatives
Interest rate products	Prepaid expenses and other assets	$1,361	$1,623

Total derivatives not designated
as hedging instruments		$1,361	$1,623

Liability Derivatives
Interest rate products	Accrued expenses and other liabilities	$1,430	$1,699

Total derivatives not designated
as hedging instruments		$1,430	$1,699

The following table presents the effect of derivative instruments on the statements of comprehensive income for the three months ended March 31, 2017 and 2016:
	Amount of Gain (Loss) Recognized in AOCI
	Three Months Ended March 31,
Cash Flow Hedges	2017	2016
	(In Thousands)

Interest rate cap, net of income taxes	$51	$(30)

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
As of March 31, 2017, the termination value of derivatives in a net liability position, which included accrued interest but excluded any adjustment for nonperformance risk, related to these agreements was $1.4 million.  The Company has minimum collateral posting thresholds with its derivative counterparties.  At March 31, 2017, the Company's activity with its derivative counterparties had met the level in which the minimum collateral posting thresholds take effect and the Company had posted $4.6 million of collateral to satisfy the agreements.  As of December 31, 2016, the termination value of derivatives in a net liability position, which included accrued interest but excluded any adjustment for nonperformance risk, related to these agreements was $1.6 million.  At December 31, 2016, the Company's activity with its derivative counterparties had met the level in which the minimum collateral posting thresholds take effect and the Company had posted $6.0 million of collateral to satisfy the agreements.  If the Company had breached any of these provisions at March 31, 2017 or December 31, 2016, it could have been required to settle its obligations under the agreements at the termination value.

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

Goodwill and Intangible Assets

Goodwill and intangible assets that have indefinite useful lives are subject to an impairment test at least annually and more frequently if circumstances indicate their value may not be recoverable. Goodwill is tested for impairment using a process that estimates the fair value of each of the Company's reporting units compared with its carrying value. The Company defines reporting units as a level below each of its operating segments for which there is discrete financial information that is regularly reviewed. As of March 31, 2017, the Company has one reporting unit to which goodwill has been allocated – the Bank.  If the fair value of a reporting unit exceeds its carrying value, then no impairment is recorded. If the carrying value amount exceeds the fair value of a reporting unit, further testing is completed comparing the implied fair value of the reporting unit's goodwill to its carrying value to measure the amount of impairment. Intangible assets that are not amortized will be tested for impairment at least annually by comparing the fair values of those assets to their carrying values. At March 31, 2017, goodwill consisted of $5.4 million at the Bank reporting unit, which included goodwill of $4.2 million that was recorded during 2016 related to the acquisition of 12 branches from Fifth Third Bank.  Other identifiable intangible assets that are subject to amortization are amortized on a straight-line basis over a period of seven years. At March 31, 2017, the amortizable intangible assets consisted of core deposit intangibles of $6.7 million, including $3.7 million related to the Fifth Third Bank transaction in January 2016.  These amortizable intangible assets are reviewed for impairment if circumstances indicate their value may not be recoverable based on a comparison of fair value.

While the Company believes no impairment existed at March 31, 2017, different conditions or assumptions used to measure fair value of reporting units, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of the Company's impairment evaluation in the future.

A summary of goodwill and intangible assets is as follows:

	March 31, 2017	December 31, 2016
	(In Thousands)

Goodwill – Branch acquisitions	$5,396	$5,396
Deposit intangibles
TeamBank	—	—
Vantus Bank	—	—
Sun Security Bank	526	613
InterBank	291	327
Boulevard Bank	488	519
Valley Bank	1,700	1,800
Fifth Third Bank	3,687	3,845
	6,692	7,104

	$12,088	$12,500

Current Economic Conditions

Changes in economic conditions could cause the values of assets and liabilities recorded in the financial statements to change rapidly, resulting in material future adjustments in asset values, the allowance for loan losses, or capital that could negatively impact the Company's ability to meet regulatory capital requirements and maintain sufficient liquidity.

Following the housing and mortgage crisis and correction beginning in mid-2007, the United States entered into a significant prolonged economic downturn.  Unemployment rose from 4.7% in November 2007 to peak at 10.0% in October 2009.  The elevated unemployment levels negatively impacted consumer confidence, which had a detrimental impact on industry-wide performance nationally as well as in the Company's Midwest market area.  Economic conditions have improved considerably over the past few years as indicated by increasing consumer confidence levels, increased economic activity and low unemployment levels.

The national unemployment rate decreased from 4.7% as of December 2016 to 4.5% as of March 2017, the lowest level in almost a decade.  The U.S. labor force participation rate (the share of working-age Americans who are either employed or are actively looking for a job) remained level at 63%.  The economy added 98,000 jobs in March 2017, fewer than half the monthly number for January and February.  Manufacturing continued to add jobs in March; however, payrolls in the retail sector declined further, shedding tens of thousands of jobs.  Job growth totaled 2.2 million in 2016, which was less than the 2.7 million recorded in 2015.  As of March 31, 2017, the unemployment rate for the Midwest, where most of the Company's business is conducted, was at 3.9%, significantly lower than the 4.5% U.S. rate.  Unemployment rates at March 31, 2017, were:  Missouri at 3.9%, Arkansas at 3.6%, Kansas at 3.8%, Iowa at 3.1%, Nebraska at 3.1%, Minnesota at 3.8%, Oklahoma at 4.3% and Texas at 5.0%.   The Texas unemployment rate rose slightly in March 2017 to reach 5%, while local rates dropped somewhat. The Texas economy expanded in March with the addition of 9,500 seasonally adjusted nonfarm jobs with employment in the professional and business services industry recording the largest private industry gain over the month with 13,200 jobs added. Mining and logging employment grew by 4,800 jobs in March, while construction employment expanded by 4,000 jobs.  Of the metropolitan areas in which Great Southern Bank does business, the Tulsa market area had the highest unemployment level at 5.0% as of March 2017. The unemployment rate at 4.2 % for the Springfield market area was below the national average reported as of March 31, 2017.  Metropolitan areas in Arkansas, Iowa, Nebraska and Minnesota boasted unemployment levels among the lowest in the nation.

Sales of newly built, single-family homes were at a seasonally adjusted annual rate of 621,000 units in March 2017, according to the U.S. Department of Housing and Urban Development and the U.S. Census Bureau. This represents a 5.8% increase since February 2017 and a 15.6% increase above the March 2016 estimate of 537,000.   The median sales price of new houses sold in March 2017 was $315,100, with an average sales price of $388,200.  The seasonally adjusted estimate of new houses for sale at the end of March 2017 was 268,000, which represented a supply of 5.2 months at the current sales rate.  Sales of existing single-family homes closed out 2016 as the best year in a decade, and accelerated in March to their highest pace in over 10 years.  Severe supply shortages resulted in the typical home's days on market much less than in February 2017 and a year ago.  Only the West Region saw a decline in sales activity in March.  In March 2017, existing sales increased 4.4% to a seasonally adjusted annual rate of 5.71 million from 5.47 million in February 2017.  March's sales pace is 5.9% above a year ago and is the strongest month of sales since February 2007 at 5.79 million.  Existing home sales in March 2017 were led by hefty gains in the Northeast and Midwest.  First-time buyers made up 32% of those transactions, the biggest share in four years, easing concerns that a shortage of affordable houses has been pushing entry-level buyers out of the market.  The median existing-home price for all housing types in March was $236,400, up 6.8% from March 2016 ($221,400).  March's price increase marks the 61st consecutive month of year-over-year gains.  Total housing inventory at the end of March increased 5.8% to 1.83 million existing homes available for sale, which is still 6.6% lower than a year ago (1.96 million) and has fallen year-over-year for 22 straight months.  Unsold inventory is at a 3.8 month supply at the current sales pace.

Distressed sales, which include foreclosures and short sales, comprised 6% of all sales in March 2017, down from 8% a year ago.  Foreclosures sold for an average discount of 16% below market value, while short sales were discounted 14%.

Occupancy, absorption and rental income levels of commercial real estate properties located throughout the Company's market areas remain stable according to information provided by real estate services firm CoStar Group.  There continues to be significant real estate sales and financing activity.

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

Great Southern's total assets decreased $118.1 million, or 2.6%, from $4.55 billion at December 31, 2016, to $4.43 billion at March 31, 2017. Full details of the current period changes in total assets are provided in the "Comparison of Financial Condition at March 31, 2017 and December 31, 2016" section of this Quarterly Report on Form 10-Q.

Loans.  Net loans decreased $32.3 million, or 0.9%, from $3.76 billion at December 31, 2016, to $3.73 billion at March 31, 2017.  Included in the decreases in loans were reductions of $24.1 million in the FDIC-acquired loan portfolios.  In addition, there were higher than usual unscheduled significant paydowns on loans during the three months ended March 31, 2017.  Loan paydowns in excess of $1.0 million totaled $206.1 million for the three months ended March 31, 2017.  Excluding previously acquired covered and non-covered loans and mortgage loans held for sale, but including the loans acquired from Fifth Third Bank, total gross loans increased $38.3 million from December 31, 2016 to March 31, 2017.  Increases primarily occurred in commercial real estate loans, construction loans and other residential (multi-family) real estate loans.  These increases were partially offset by decreases in consumer loans, one-to four-family residential loans and commercial business loans.  The increases were primarily due to loan growth in our existing banking center network and our commercial loan production offices.  As loan demand is affected by a variety of factors, including general economic conditions, and because of the competition we face and our focus on pricing discipline and credit quality, no assurances can be made regarding our future loan growth.  The Company's strategy continues to be focused on maintaining credit risk and interest rate risk at appropriate levels.

Recent loan growth has occurred in several loan types and in most of Great Southern's primary lending locations, including Springfield, St. Louis, Kansas City, Des Moines and Minneapolis, as well as the loan production offices in Dallas and Tulsa.  While most of the loan growth has been organic, in 2016 it was also partially due to the loans acquired from Fifth Third Bank.  Certain minimum underwriting standards and monitoring help assure the Company's portfolio quality. Great Southern's loan committee reviews and approves all new loan originations in excess of lender approval authorities.  Generally, the Company considers commercial construction, consumer, and commercial real estate loans to involve a higher degree of risk compared to some other types of loans, such as first mortgage loans on one- to four-family, owner-occupied residential properties.  For commercial real estate, commercial business and construction loans, the credits are subject to an analysis of the borrower's and guarantor's financial condition, credit history, verification of liquid assets, collateral, market analysis and repayment ability.  It has been, and continues to be, Great Southern's practice to verify information from potential borrowers regarding assets, income or payment ability and credit ratings as applicable and as required by the authority approving the loan.  To minimize construction risk, projects are monitored as construction draws are requested by comparison to budget and with progress verified through property inspections.  The geographic and product diversity of collateral, equity requirements and limitations on speculative construction projects help to mitigate overall risk in these loans. Underwriting standards for all loans also include loan-to-value ratio limitations which vary depending on collateral type, debt service coverage ratios or debt payment to income ratio guidelines, where applicable, credit histories, use of guaranties and other recommended terms relating to equity requirements, amortization, and maturity.  Consumer loans are primarily secured by new and used motor vehicles and these loans are also subject to certain minimum underwriting standards to assure portfolio quality.  Great Southern's consumer underwriting and pricing standards have been fairly consistent over the past several years.  The underwriting standards employed by Great Southern for consumer loans include a determination of the applicant's payment history on other debts, credit scores, employment history and an assessment of ability to meet existing obligations and payments on the proposed loan.  See "Item 1. Business – Lending Activities – General, – Commercial Real Estate and Construction Lending, and – Consumer Lending" in the Company's December 31, 2016 Annual Report on Form 10-K.

While our policy allows us to lend up to 95% of the appraised value on one-to four-family residential properties, originations of loans with loan-to-value ratios at that level are minimal.  Private mortgage insurance is typically required for loan amounts above the 80% level.  Few exceptions occur and would be based on analyses which determined minimal transactional risk to be involved.  We consider these lending practices to be consistent with or more conservative than what we believe to be the norm for banks our size.  At March 31, 2017 and December 31, 2016, an estimated 0.1% and 0.2%, respectively, of total owner occupied one- to four-family residential loans had loan-to-value ratios above 100% at origination.  At March 31, 2017 and December 31, 2016, an estimated 1.4% and 1.3%, respectively, of total non-owner occupied one- to four-family residential loans had loan-to-value ratios above 100% at origination.

At March 31, 2017, troubled debt restructurings totaled $21.2 million, or 0.6% of total loans, up $124,000 from $21.1 million, or 0.6% of total loans, at December 31, 2016.  Concessions granted to borrowers experiencing financial difficulties may include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.  For troubled debt restructurings occurring during the three months ended March 31, 2017 and the year ended December 31, 2016, no loans were restructured into multiple new loans.  For further information on troubled debt restructurings, see Note 6 of the Notes to Consolidated Financial Statements contained in this report.

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

At March 31, 2017, approximately five years remained on the loss sharing agreement for single family real estate loans acquired from InterBank and the remaining loans had an estimated average life of three to twelve years.  At March 31, 2017, approximately three months remained on the loss sharing agreement for non-single-family loans acquired from InterBank and the remaining loans had an estimated average life of one to two years.  While the expected repayments for certain of the acquired loans extend beyond the terms of the loss sharing agreement, the Bank has identified and will continue to identify problem loans and will make every effort to resolve them within the time limits of the agreement.  The Company may sell any loans remaining at the end of the loss sharing agreement subject to the approval of the FDIC.

Loans that were acquired through FDIC-assisted transactions, which are accounted for in pools, are currently included in the analysis and estimation of the allowance for loan losses.  If expected cash flows to be received on any given pool of loans decreases from previous estimates, then a determination is made as to whether the loan pool should be charged down or the allowance for loan losses should be increased (through a provision for loan losses).  This is true of all acquired loan pools regardless of whether or not they are covered by a loss sharing agreement.  If a charge down occurs to a loan pool that is covered by the loss sharing agreement, the full amount of the charge down will be reflected in the allowance for loan losses and a separate asset will be recorded for the amount to be recovered from the FDIC.  The loss sharing agreements (both current and terminated) and their related limitations are described in detail in Note 7 of the accompanying financial statements.  For acquired loan pools that currently are not covered by loss sharing agreements, the Company may allocate, and at March 31, 2017, has allocated, a portion of its allowance for loan losses related to these loan pools in a manner similar to how it allocates its allowance for loan losses to those loans which are collectively evaluated for impairment.

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

Available-for-Sale Securities. The Company's available-for-sale securities totaled $203.7 million at March 31, 2017, a decrease of $10.2 million, or 4.8%, compared to $213.9 million at December 31, 2016.  The decrease was primarily due to calls of municipal securities, and normal monthly payments received related to the portfolio of mortgage-backed securities.

Deposits.  The Company attracts deposit accounts through its retail branch network, correspondent banking and corporate services areas, and brokered deposits. The Company then utilizes these deposit funds, along with FHLBank advances and other borrowings, to meet loan demand or otherwise fund its activities. In the three months ended March 31, 2017, total deposit balances increased $11.4 million, or 0.3%.  Transaction account balances increased $30.8 million to $2.22 billion at March 31, 2017, from $2.19 billion at December 31, 2016, while retail certificates of deposit decreased $3.9 million to $1.16 billion at March 31, 2017, compared to December 31, 2016.  The increases in transaction accounts were primarily a result of organic growth in retail and commercial deposits at existing banking centers.  Retail certificates of deposit decreased due to a decrease in national certificates, partially offset by an increase in other retail certificates.  In addition, at March 31, 2017 and December 31, 2016, customer deposits totaling $13.9 million and $14.0 million, respectively, were part of the CDARS program, which allows customers to maintain balances in an insured manner that would otherwise exceed the FDIC deposit insurance limit. The FDIC counts these deposits as brokered, but these are deposit accounts that we generate with customers in our local markets.  Brokered deposits, including CDARS program purchased funds, were $294.9 million at March 31, 2017, a decrease of $15.4 million from $310.3 million at December 31, 2016.

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

Short-term Borrowings.  Short-term borrowings decreased by $170.9 million, from $172.3 million at December 31, 2016 to $1.4 million at March 31, 2017.  The overnight fed funds borrowings were repaid during the three month period due to reduced funding needs due to lower balances of loans, increases in securities sold under reverse repurchase agreements with customers and less need for cash and cash equivalents to be maintained on balance sheet.

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

The current level and shape of the interest rate yield curve poses challenges for interest rate risk management. Prior to its increase of 0.25% on December 16, 2015, the Federal Reserve Bank (the "FRB") had last changed interest rates on December 16, 2008. This was the first rate increase since June 29, 2006.  The FRB has now also implemented rate increases of 0.25% on December 14, 2016 and 0.25% on March 15, 2017.  Great Southern has a substantial portfolio of its loan portfolio ($1.10 billion at March 31, 2017) which is tied to the one-month LIBOR index and will adjust at least once within 90 days after March 31, 2017.  Of these loans, $590 million had interest rate floors.  Great Southern also has a significant portfolio of loans ($365 million at March 31, 2017) which are tied to a "prime rate" of interest and will adjust immediately with changes to the "prime rate" of interest. Most of these loans are tied to some national index of "prime,"

while some are indexed to "Great Southern Bank prime" (GSB prime). The Company had elected to leave its GSB prime rate at 5.00%, but increased this rate to 5.25% in December 2015 following the FRB rate increase. The GSB prime rate was not changed following the FRB rate increase in December 2016, but was increased to 5.50% following the FRB rate increase in March 2017.  This does not affect a large number of customers, as there is no longer a significant portion of the loan portfolio indexed to the GSB prime rate. But for the interest rate floors, a rate cut by the FRB generally would have an anticipated immediate negative impact on the Company's net interest income due to the large total balance of loans which generally adjust immediately as the Federal Funds rate adjusts. Loans at their floor rates are, however, subject to the risk that borrowers will seek to refinance elsewhere at the lower market rate.  Because the Federal Funds rate is generally low, there may also be a negative impact on the Company's net interest income due to the Company's inability to significantly lower its funding costs in the current competitive rate environment, although interest rates on assets may decline further. Conversely, interest rate increases would normally result in increased interest rates on our LIBOR-based and prime-based loans.  The interest rate floors in effect may limit the immediate increase in interest rates on certain of these loans, until such time as rates rise above the floors.  However, the Company may have to increase rates paid on deposits to maintain deposit balances and pay higher rates on borrowings.  The impact of the low rate environment on our net interest margin in future periods is expected to be fairly neutral.  Any margin gained by rate increases on loans may be somewhat offset by reduced yields from our investment securities and our existing loan portfolio as payments are made and the proceeds are potentially reinvested at lower rates.  Interest rates on certain adjustable rate loans may reset lower according to their contractual terms and index rate to which they are tied and new loans may be originated at lower market rates than the overall portfolio rate.  For further discussion of the processes used to manage our exposure to interest rate risk, see "Item 3.  Quantitative and Qualitative Disclosures About Market Risk – How We Measure the Risks to Us Associated with Interest Rate Changes."

The negative impact of declining loan interest rates had been mitigated by the positive effects of the Company's loans which have interest rate floors. At March 31, 2017, the Company had a portfolio (excluding the loans acquired in the FDIC-assisted transactions) of prime-based loans totaling approximately $365 million with rates that change immediately with changes to the prime rate of interest.  Of those loans, $296 million also had interest rate floors greater than 0.0% and $69 million had interest rate floors of 0.0%. The $296 million of loans with floors were at varying rates, with $2 million of these loans having floor rates of 7.0% or greater and another $69 million of these loans having floor rates between 5.0% and 7.0%. In addition, $203 million of these loans have floor rates between 2.5% and 5.0% and another $22 million of these loans have floor rates between 0.0% and 2.5%.  At March 31, 2017, $78 million of these loans were at their floor rates.  Also included in these prime-based loans at March 31, 2017, the Company had a portfolio (excluding the loans acquired in the FDIC-assisted transactions) of GSB prime-based loans totaling approximately $55 million with rates that change immediately with changes to the GSB prime rate of interest.  Of those loans, $53 million also had interest rate floors.  At March 31, 2017, $9 million of the $53 million GSB prime rate loans with interest rate floors were at their floor rates.  The loan yield for the total loan portfolio was approximately 66 basis points and 83 basis points higher than the national "prime rate of interest" at March 31, 2017 and December 31, 2016, respectively, partly because of these interest rate floors. While interest rate floors have had an overall positive effect on the Company's results during this period, they do subject the Company to the risk that borrowers will elect to refinance their loans with other lenders.  To the extent economic conditions improve, the risk that borrowers will seek to refinance their loans increases.

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

Operating expenses consist primarily of salaries and employee benefits, occupancy-related expenses, expenses related to foreclosed assets, postage, FDIC deposit insurance, advertising and public relations, telephone, professional fees, office expenses and other general operating expenses.  Details of the current period changes in non-interest income and non-interest expense are provided in the "Results of Operations and Comparison for the Three Months ended March 31, 2017 and 2016" section of this Quarterly Report on Form 10-Q.

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

Business Initiatives

In January 2017, two leased banking centers in the Omaha, Neb., metropolitan market area were replaced by two new owned offices.  A leased office at 1902 Harlan Drive in Bellevue, Neb., was replaced by a newly constructed banking center at Cornhusker and US 75 Highway in Bellevue. The leased office at 7001 S. 36th Street in Bellevue was replaced by a former bank building purchased in 2015, located at 9775 Q Street in Omaha. Both new locations offer better convenience and access to area customers. Great Southern operates four offices in the Omaha market area.

A person-to-person (P2P) electronic payment service, called Send Money, was implemented for retail customers in late February 2017.  Available through the Company's smartphone mobile banking applications, the P2P service allows Great Southern debit card customers to send one-time transfers to recipients at any financial institution.

A commercial loan production office opened in April 2017 in downtown Chicago in a leased office at 2 North Riverside Plaza in the West Loop.  In early 2017, a 30-year banking veteran in the Chicago area, Rick Percifield, was hired to manage this office. The Company also operates commercial loan production offices in Tulsa, Okla., and Dallas.

The Company's chief lending officer, Steve Mitchem, retired from the Company on April 7, 2017.  Mitchem joined Great Southern in 1990. During his tenure, the Company's loan portfolio grew from $360 million primarily in the southwest Missouri region to $3.8 billion operating in nine states. Mitchem announced his retirement more than a year ago to ensure a smooth management transition. At that time, the Company restructured the lending division's organizational structure to better reflect the Company's size and scope. The lending division now has two separate areas of responsibility – loan production led by John Bugh and credit administration led by Kevin Baker.  Bugh and Baker are long-term Great Southern lenders, who each have more than 27 years of banking experience.

Great Southern Bancorp, Inc. will hold its 28th Annual Meeting of Shareholders at 10:00 a.m. CDT on Tuesday, May 9, 2017, at the Great Southern Operations Center, 218 S. Glenstone, Springfield, Mo.  Holders of Great Southern Bancorp, Inc. common stock at the close of business on the record date, February 28, 2017, can vote at the annual meeting, either in person or by proxy.

Comparison of Financial Condition at March 31, 2017 and December 31, 2016

During the three months ended March 31, 2017, the Company's total assets decreased by $118.1 million to $4.43 billion.  The decrease was attributable to a decrease in cash and cash equivalents, net loans and mortgage loans held for sale, available-for-sale investment securities and Federal Home Loan Bank stock.

Cash and cash equivalents were $228.1 million at March 31, 2017, a decrease of $51.7 million, or 18.5%, from $279.8 million at December 31, 2016.  During the three months ended March 31, 2017, cash and cash equivalents decreased primarily due to the repayment of short-term borrowings during the period, partially offset by an increase in deposits, an increase in securities sold under reverse repurchase agreements with customers, and a decrease in available for sale securities.

Net loans decreased $32.3 million from December 31, 2016, to $3.73 billion at March 31, 2017.  Included in these decreases were reductions in net loans acquired in the FDIC-assisted transactions of $24.1 million during the three month period. Excluding previously acquired covered and non-covered loans, and mortgage loans held for sale, but including the loans acquired from Fifth Third Bank in January 2016, total loans increased $38.3 million from December 31, 2016 to March 31, 2017.  The increases were primarily in commercial real estate loans, construction loans and other residential (multi-family) real estate loans.  These increases were partially offset by decreases in consumer loans, one-to four-family residential loans and commercial business loans.

Mortgage loans held for sale decreased $11.6 million from December 31, 2016, to $4.8 million at March 31, 2017, due to decreased origination activity of long-term fixed rate mortgage loans.

The Company's available-for-sale securities decreased $10.2 million compared to December 31, 2016.  The decrease was primarily due to calls of municipal securities, and normal monthly payments received related to the portfolio of mortgage-backed securities.

FHLBank stock decreased $6.3 million from December 31, 2016, to $6.7 million at March 31, 2017, due to decreased outstanding FHLBank advances.

Total liabilities decreased $128.1 million from $4.12 billion at December 31, 2016 to $3.99 billion at March 31, 2017.  The decrease was primarily attributable to a decrease in short-term borrowings, offset by an increase in securities sold under reverse repurchase agreements with customers and deposits.

Total deposits increased $11.4 million from December 31, 2016.  Deposits increased due to growth in the Company's interest-bearing checking and retail certificates of deposit, partially offset by decreases in internet-acquired deposits and non-interest-bearing checking deposits.  Transaction account balances increased $30.8 million to $2.22 billion at March 31, 2017, from $2.19 billion at December 31, 2016, while retail certificates of deposit decreased $3.9 million to $1.16 billion at March 31, 2017, compared to December 31, 2016, primarily due to decreases in time deposits opened through the Company's internet deposit acquisition channels.

Short-term borrowings decreased $170.9 million from $172.3 million at December 31, 2016 to $1.4 million at March 31, 2017.  These short-term borrowings, which were primarily overnight fed funds borrowings through the FHLBank, were repaid due to decreased funding needs for loans and utilization of excess cash and cash equivalents.

Securities sold under reverse repurchase agreements with customers increased $30.6 million from $113.7 million at December 31, 2016 to $144.3 million at March 31, 2017.  These balances fluctuate over time based on customer demand for this product.

Total stockholders' equity increased $10.1 million from $429.8 million at December 31, 2016 to $439.9 million at March 31, 2017.  The Company recorded net income of $11.5 million for the three months ended March 31, 2017, and dividends declared on common stock were $3.1 million.  Accumulated other comprehensive income increased $468,000 due to the changes in the fair value of available-for-sale investment securities and the changes in the fair value of cash flow hedges.  In addition, total stockholders' equity increased $1.0 million due to stock option exercises.

Results of Operations and Comparison for the Three Months Ended March 31, 2017 and 2016

General

Net income and net income available to common shareholders was $11.5 million for the three months ended March 31, 2017 compared to $9.8 million for the three months ended March 31, 2016.  This increase of $1.7 million, or 17.6%, was primarily due to an increase in non-interest income of $2.7 million, or 54.8%, and a decrease in non-interest expense of $2.3 million, or 7.6%, which was partially offset by a decrease in net interest income of $2.4 million, or 5.9%, an increase in income tax expense of $779,000, or 23.8%, and an increase in provision for loan losses of $149,000, or 7.1%.

Total Interest Income

Total interest income decreased $333,000, or 0.7%, during the three months ended March 31, 2017 compared to the three months ended March 31, 2016.  The decrease was due to a $304,000 decrease in interest income on loans and a $29,000 decrease in interest income on investments and other interest-earning assets.  Interest income on loans decreased for the three months ended March 31, 2017 compared to the same period in 2016, due to lower average rates of interest, partially offset by higher average balances on loans.  Interest income from investment securities and other interest-earning assets decreased during the three months ended March 31, 2017 compared to the same period in 2016 due to lower average balances, partially offset by higher average rates of interest.

Interest Income – Loans

During the three months ended March 31, 2017 compared to the three months ended March 31, 2016, interest income on loans decreased due to lower average interest rates, partially offset by higher average balances.

Interest income decreased $3.7 million as a result of lower average interest rates on loans.  The average yield on loans decreased from 5.07% during the three months ended March 31, 2016, to 4.68% during the three months ended March 31, 2017.  This decrease was primarily due to a lower amount of accretion income in the current year period compared to the prior year period resulting from the increases in expected cash flows to be received from the FDIC-acquired loan pools as previously discussed in Note 7 of the Notes to Consolidated Financial Statements.  Interest income increased $3.4 million as the result of higher average loan balances, which increased from $3.50 billion during the three months ended March 31, 2016, to $3.79 billion during the three months ended March 31, 2017.  The higher average balances were primarily due to organic loan growth.

On an on-going basis, the Company estimates the cash flows expected to be collected from the acquired loan pools. This cash flows estimate has increased, based on the payment histories and the collection of certain loans, thereby reducing loss expectations of certain loan pools, resulting in adjustments to be spread on a level-yield basis over the remaining expected lives of the loan pools. The loss sharing agreements for the Team Bank, Vantus Bank and Sun Security Bank transactions were terminated in April 2016, and the related indemnification assets were reduced to $-0- at that time.  The Valley Bank transaction does not include a loss sharing agreement with the FDIC.  Therefore, for these four acquisition transactions, there is no related indemnification asset. The entire amount of the discount adjustment has been and will be accreted to interest income over time with no offsetting impact to non-interest income.  For the loan pools acquired in the InterBank transaction, the increases in expected cash flows also reduce the amount of expected reimbursements under the loss sharing agreement with the FDIC, which is recorded as an indemnification asset. Therefore, the expected indemnification asset has also been reduced, resulting in adjustments to be amortized on a comparable basis over the remainder of the loss sharing agreement or the remaining expected life of the loan pools, whichever is shorter.  For the three months ended March 31, 2017 and 2016, the adjustments increased interest income by $1.9 million and $5.4 million, respectively, and decreased non-interest income by $634,000 and $2.9 million, respectively.  The net impact to pre-tax income was $1.3 million and $2.4 million, respectively, for the three months ended March 31, 2017 and 2016.

As of March 31, 2017, the remaining accretable yield adjustment that will affect interest income is $4.5 million and the remaining adjustment to the indemnification assets related to InterBank, including the effects of the clawback liability, that will affect non-interest income (expense) is $(1.9) million.  The $4.5 million of accretable yield adjustment relates to Team Bank, Vantus Bank, Sun Security Bank, InterBank and Valley Bank.  The amortization of indemnification asset, as noted, is only related to InterBank, as there is no longer, nor will there be in the future, expense related to Team Bank, Vantus Bank, or Sun Security Bank due to the termination of the related loss sharing agreements for those transactions in April 2016.  Of the remaining adjustments, we expect to recognize $2.5 million of interest income and $(1.0) million of non-interest income (expense) during the remainder of 2017.  Additional adjustments may be recorded in future periods from the FDIC-assisted transactions, as the Company continues to estimate expected cash flows from the acquired loan pools.  Apart from the yield accretion, the average yield on loans was 4.48% for the three months ended March 31, 2017, up from 4.45% for the three months ended March 31, 2016, as a result of higher current market rates on adjustable rate loans.

Interest Income – Investments and Other Interest-earning Assets

Interest income on investments and other interest-earning assets decreased slightly in the three months ended March 31, 2017 compared to the three months ended March 31, 2016.  Interest income decreased $282,000 as a result of a decrease in average balances from $382.1 million during the three months ended March 31, 2016, to $360.0 million during the three months ended March 31, 2017.  Average balances of securities decreased primarily due to certain municipal securities being called and the normal monthly payments received on the portfolio of mortgage-backed securities.  Interest income increased $253,000 due to an increase in average interest rates from 1.79% during the three months ended March 31, 2016, to 1.88% during the three months ended March 31, 2017 due to a higher portion of the investment portfolio in tax-exempt municipal bonds and higher market rates of interest on other interest-bearing deposits in financial institutions.

Total Interest Expense

Total interest expense increased $2.1 million, or 45.1%, during the three months ended March 31, 2017, when compared with the three months ended March 31, 2016, due to interest on the newly issued subordinated notes of $1.0 million, an increase in interest expense on deposits of $1.0 million, or 26.2%, an increase in interest expense on short-term borrowing and repurchase agreements of $145,000, or 179.0%, and an increase in interest expense on subordinated debentures issued to capital trust of $68,000, or 39.1%, partially offset by a decrease in interest expense on FHLBank advances of $183,000, or 41.8%.

Interest Expense – Deposits

Interest expense on demand deposits increased $140,000 due to average rates of interest that increased from 0.25% in the three months ended March 31, 2016 to 0.29% in the three months ended March 31, 2017.  Interest expense on demand deposits increased $50,000 due to an increase in average balances from $1.47 billion during the three months ended March 31, 2016, to $1.56 billion during the three months ended March 31, 2017.  The increase in average balances of interest-bearing demand deposits was primarily a result of increased balances in money market accounts.

Interest expense on time deposits increased $442,000 as a result of an increase in average rates of interest from 0.92% during the three months ended March 31, 2016, to 1.05% during the three months ended March 31, 2017.  Interest expense on time deposits increased $398,000 due to an increase in average balances of time deposits from $1.32 billion during the three months ended March 31, 2016, to $1.49 billion during the three months ended March 31, 2017.  The increase in average balances of time deposits was primarily a result of organic growth of retail deposits and time deposits opened through the Company's internet deposit acquisition channels.  A large portion of the Company's certificate of deposit portfolio matures within six to eighteen months and therefore reprices fairly quickly; this is consistent with the portfolio over the past several years.

Interest Expense – FHLBank Advances, Short-term Borrowings and Repurchase Agreements, Subordinated Debentures Issued to Capital Trusts and Subordinated Notes

During the three months ended March 31, 2017 compared to the three months ended March 31, 2016, interest expense on FHLBank advances decreased due to lower average balances, partially offset by higher average rates of interest.  Interest expense on FHLBank advances decreased $578,000 due to a decrease in average balances from $179.7 million during the three months ended March 31, 2016, to $31.4 million during the three months ended March 31, 2017.  This decrease was primarily due to the paydown and partial replacement of short-term FHLBank advances with overnight fed funds borrowings from the FHLBank, which were done at slightly cheaper rates than short-term advances.  Those overnight fed funds were subsequently substantially paid down during the three months ended March 31, 2017.  Partially offsetting the decrease due to reduced average balances was an increase in interest expense of $395,000 due to an increase in average interest rates from 0.98% in the three months ended March 31, 2016, to 3.29% in the three months ended March 31, 2017.  The increase in the average rate was due to a change in the mix of advances compared to the prior year period.  Short-term advances with very low interest rates were utilized more significantly in the prior year period, which caused the overall average rate to be lower.  In the current year period, the category was made up primarily of the remaining fixed-rate term FHLBank advances, which are at a higher rate.

Interest expense on short-term borrowings and repurchase agreements increased $130,000 due to average rates that increased from 0.16% in the three months ended March 31, 2016, to 0.39% in the three months ended March 31, 2017.  The increase was due to a change in the mix of borrowings in the current period, during which overnight fed funds borrowings from the FHLBank were increased, which are at a higher interest rate than repurchase agreements.  Interest expense on short-term borrowings and repurchase agreements increased $15,000 due to an increase in average balances from $204.9 million during the three months ended March 31, 2016, to $237.5 million during the three months ended March 31, 2017, which is primarily due to an increase in overnight borrowings from the FHLBank.  The average balance of these overnight borrowings was higher during the period, although the balance was paid down prior to March 31, 2017, with a remaining balance at the end of the period of $1.4 million.

During the three months ended March 31, 2017, compared to the three months ended March 31, 2016, interest expense on subordinated debentures issued to capital trusts increased $68,000 due to higher average interest rates.  The average interest rate was 2.71% in the three months ended March 31, 2016, compared to 3.81% in the three months ended March 31, 2017.  The actual interest rate on the subordinated debentures during the three months ended March 31, 2017 was 2.63%, up from 2.22% during the three months ended March 31, 2016.  The amortization of the cost of the interest rate caps the Company purchased in 2013 to limit the interest rate risk from rising LIBOR rates related to the Company's subordinated debentures issued to capital trusts effectively increased the rates for each period.  The average interest rate will continue to be higher than this until the third quarter of 2017 as a result of the amortization of the cost of the interest rate cap.  There was no change in the average balance of the subordinated debentures between the 2017 and the 2016 period.  The subordinated debentures are variable-rate debentures which bear interest at an average rate of three-month LIBOR plus 1.60%, adjusting quarterly.

In August 2016, the Company issued $75 million of 5.25% fixed-to-floating rate subordinated notes due August 15, 2026.  The notes were sold at par, resulting in net proceeds, after underwriting discounts and commissions and other issuance costs, of approximately $73.5 million.  Interest expense on the subordinated notes for the three months ended March 31, 2017, was $1.0 million.

Net Interest Income

Net interest income for the three months ended March 31, 2017 decreased $2.4 to $38.7 million compared to $41.1 million for the three months ended March 31, 2016.  Net interest margin was 3.78% in the three months ended March 31, 2017, compared to 4.26% in the three months ended March 31, 2016, a decrease of 48 basis points, or 11.3%.  In both three month periods, the Company's net interest income and margin were positively impacted by the increases in expected cash flows to be received from the FDIC-acquired loan pools and the resulting increase to accretable yield, which were previously discussed in Note 7 of the Notes to Consolidated Financial Statements.  The positive impact of these changes in the three months ended March 31, 2017 and 2016 were increases in interest income of $1.9 million and $5.4 million, respectively, and increases in net interest margin of 19 basis points and 56 basis points, respectively.  Excluding the positive impact of the additional yield accretion, net interest margin decreased 12 basis points when compared to the year-ago period.  The decrease was primarily due to the interest expense associated with the issuance of $75.0 million of subordinated notes in the third quarter of 2016 and an increase in the average interest rate on deposits and other borrowings.

The Company's overall average interest rate spread decreased 53 basis points, or 12.7%, from 4.16% during the three months ended March 31, 2016, to 3.63% during the three months ended March 31, 2017.  The decrease was due to a 31 basis point decrease in the weighted average yield on interest-earning assets and a 22 basis point increase in the weighted average rate paid on interest-bearing liabilities. In comparing the two periods, the yield on loans decreased 39 basis points while the yield on investment securities and other interest-earning assets increased 9 basis points. The rate paid on deposits increased 9 basis points, the rate paid on FHLBank advances increased 231 basis points, the rate paid on short-term borrowings and repurchase agreements increased 23 basis points, and the rate paid on subordinated debentures issued to capital trusts increased 110 basis points.  In addition, the average interest rate on the new subordinated notes was 565 basis points.

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

The provision for loan losses for the three months ended March 31, 2017, increased $149,000, to $2.3 million, when compared with the three months ended March 31, 2016.  At March 31, 2017 and December 31, 2016, the allowance for loan losses was $37.0 million and $37.4 million, respectively.  Total net charge-offs were $2.7 million and $3.2 million for the three months ended March 31, 2017 and 2016, respectively.  During the three months ended March 31, 2017, $1.8 million of the $2.7 million of net charge-offs were in the consumer auto category.  In response to a more challenging consumer credit environment, the Company tightened its underwriting guidelines on automobile lending in the latter part of 2016.  Management took this step in an effort to improve credit quality in the portfolio and lower delinquencies and charge-offs in the remainder of 2017.  This action also resulted in a lower level of origination volume and, as such, the Company's automobile loan totals declined approximately $31 million in the three months ended March 31, 2017.  We expect to see further declines in the automobile loan totals through the balance of 2017 as well.  General market conditions and unique circumstances related to individual borrowers and projects contributed to the level of provisions and charge-offs.  As assets were categorized as potential problem loans, non-performing loans or foreclosed assets, evaluations were made of the values of these assets with corresponding charge-offs as appropriate.

At March 31, 2017, loans acquired in the InterBank FDIC-assisted transaction were covered by a loss sharing agreement between the FDIC and Great Southern Bank, which affords Great Southern Bank at least 80% protection from losses in the acquired portfolio of loans.  The FDIC loss sharing agreement is subject to limitations on the types of losses covered and the length of time losses are covered and is conditioned upon the Bank complying with its requirements in the agreement with the FDIC.  These limitations are described in detail in Note 7 of the accompanying Notes to the Financial Statements.  In April 2016, the loss sharing agreements for Team Bank, Vantus Bank and Sun Security Bank were terminated.  Loans acquired from the FDIC related to Valley Bank did not have a loss sharing agreement.  All acquired loans were grouped into pools based on common characteristics and were recorded at their estimated fair values, which incorporated estimated credit losses at the acquisition date.  These loan pools are systematically reviewed by the Company to determine the risk of losses that may exceed those identified at the time of the acquisition.  Techniques used in determining risk of loss are similar to those used to determine the risk of loss for the legacy Great Southern Bank portfolio, with most focus being placed on those loan pools which include the larger loan relationships and those loan pools which exhibit higher risk characteristics.  Review of the acquired loan portfolio also includes meetings with customers, review of financial information and collateral valuations to determine if any additional losses are apparent.

The Bank's allowance for loan losses as a percentage of total loans, excluding acquired loans that are covered or were previously covered by the FDIC loss sharing agreements, was 1.03% and 1.04% at March 31, 2017 and December 31, 2016, respectively. Management considers the allowance for loan losses adequate to cover losses inherent in the Bank's loan portfolio at March 31, 2017, based on recent reviews of the Bank's loan portfolio and current economic conditions. If economic conditions were to deteriorate or management's assessment of the loan portfolio were to change, it is possible that additional loan loss provisions would be required, thereby adversely affecting future results of operations and financial condition.

Non-performing Assets

Former TeamBank, Vantus Bank, Sun Security Bank and InterBank non-performing assets, including foreclosed assets and potential problem loans, are not included in the totals or in the discussion of non-performing loans, potential problem loans and foreclosed assets below as they are, or were, subject to loss sharing agreements with the FDIC, which cover at least 80% of principal losses that may be incurred in these portfolios for the applicable terms under the agreements.  In addition, these assets were initially recorded at their estimated fair values as of their acquisition dates.  The overall performance of the loan pools acquired in 2009, 2011 and 2012 in FDIC-assisted transactions has been better than original expectations as of the acquisition dates.  Former Valley Bank loans are also excluded from the totals and the discussion of non-performing loans, potential problem loans and foreclosed assets below, although they are not covered by a loss sharing agreement.  Former Valley Bank loans are accounted for in pools and were recorded at their fair value at the time of the acquisition; therefore, these loan pools are analyzed rather than the individual loans. The performance of the loan pools acquired in the Valley Bank transaction have also been better than expectations at the acquisition date.

As previously discussed, the remaining loss sharing agreements for Team Bank, Vantus Bank and Sun Security Bank transactions were terminated in April 2016.  Loss sharing agreements covering single-family loans, non-single family loans and foreclosed assets related to the Inter Savings Bank FDIC-assisted acquisition are still in place in accordance with their contractual terms.

As a result of changes in balances and composition of the loan portfolio, changes in economic and market conditions that occur from time to time and other factors specific to a borrower's circumstances, the level of non-performing assets will fluctuate.
Non-performing assets, excluding FDIC-covered and formerly covered non-performing assets and other FDIC-assisted acquired assets, at March 31, 2017, were $41.0 million, an increase of $1.7 million from $39.3 million at December 31, 2016.  Non-performing assets, excluding all FDIC-assisted acquired assets, as a percentage of total assets, were 0.92% at March 31, 2017, compared to 0.86% at December 31, 2016.

Compared to December 31, 2016, non-performing loans increased $2.0 million to $16.1 million at March 31, 2017, and foreclosed assets decreased $346,000 to $24.9 million at March 31, 2017.  Non-performing commercial business loans were $4.4 million, or 27.1%, of the total $16.1 million of non-performing loans at March 31, 2017, a decrease of $414,000 from December 31, 2016.  Non-performing construction and land development loans comprised $4.4 million, or 27.4%, of the total non-performing loans at March 31, 2017, an increase of $2.6 million from December 31, 2016. Activity in this category during the three months ended March 31, 2017 included one loan totaling $3.8 million was transferred from potential problem loans and one loan totaling $1.6 million was paid off. Non-performing commercial real estate loans comprised $2.9 million, or 18.1%, of the total non-performing loans at March 31, 2017, an increase of $187,000 from December 31, 2016.  Non-performing consumer loans decreased $94,000 in the three months ended March 31, 2017, and were $2.5 million, or 15.8%, of total non-performing loans at March 31, 2017.  Non-performing one- to four-family residential loans comprised $1.7 million, or 10.5%, of the total non-performing loans at March 31, 2017, a decrease of $268,000 from December 31, 2016.

Non-performing Loans.  Activity in the non-performing loans category during the three months ended March 31, 2017 was as follows:

	Beginning Balance, January 1	Additions to Non- Performing	Removed from Non- Performing	Transfers to Potential Problem Loans	Transfers to Foreclosed Assets	Charge- Offs	Payments	Ending Balance, March 31
	(In Thousands)
One- to four-family construction	$—	$381	$—	$—	$—	$—	$—	$381
Subdivision construction	109	—	—	—	—	—	(2)	107
Land development	1,718	3,842	—	—	—	—	(1,641)	3,919
Commercial construction	—	—	—	—	—	—	—	—
One- to four-family residential	1,962	369	—	(320)	(192)	(27)	(98)	1,694
Other residential	162	2	—	—	—	—	—	164
Commercial real estate	2,727	306	—	—	(98)	(1)	(20)	2,914
Commercial business	4,765	37	—	—	(7)	(248)	(196)	4,351
Consumer	2,638	1,370	(133)	(60)	(416)	(382)	(473)	2,544

Total	$14,081	$6,307	$(133)	$(380)	$(713)	$(658)	$(2,430)	$16,074

Commercial real estate collateral that secured one relationship, totaling $1.7 million, was either transferred to foreclosed assets or sold; therefore, the remaining balance was reclassified from commercial real estate to commercial business in the Beginning Balance, January 1 presentation in the table above.

At March 31, 2017, the non-performing commercial business category included five loans.  The largest loan in this category, which was added during 2016, totaled $2.8 million, or 64.4% of the total category, and is secured by the borrower's interest in a condo project in Branson, Mo.  The Bank's lending involvement with this project dates back to 2005.  This project had experienced some performance difficulties in the past and a new borrower became involved in this project during 2013.  The second largest relationship totaled $1.5 million, or 34.8% of the total category.  This relationship was previously collateralized by commercial real estate which has been foreclosed, and a portion of which has been sold.  We are currently pursuing collection efforts against the guarantors of the credit relationship.  The Bank's lending involvement with this project dates back to 2006.  The non-performing land development category included two loans.  The largest loan in this category, which was transferred from potential problem loans during the three months ended March 31, 2017, totaled $3.8 million, or 98.0% of the total category, and is collateralized by land in the Branson, Mo. area.  The Bank's lending involvement with this project dates back to 2007.  The $1.6 million in payments in the land development category were all related to one loan, which paid off the remaining balance of that loan.  The non-performing commercial real estate category included eight loans, two of which were added in the three months ended March 31, 2017.  The largest relationship in this category, which was added prior to 2016, totaled $1.7 million, or 58.3% of the total category, and is collateralized by a theatre property in Branson, Mo.  The non-performing one- to four-family residential category included 36 loans, six of which were added during the three months ended March 31, 2017.  The non-performing consumer category included 200 loans, 114 of which were added during the three months ended March 31, 2017, and the majority of which are indirect used automobile loans.  Compared to previous years, in 2016 and 2017 the Company experienced increased levels of delinquencies and repossessions in consumer loans, primarily indirect used automobile loans.

Potential Problem Loans.  Compared to December 31, 2016, potential problem loans decreased $1.9 million, or 27.5%.  This decrease was due to $3.9 million in loans transferred to the non-performing category, $46,000 in payments from customers and $1,000 in charge-offs, partially offset by the addition of $2.0 million of loans to potential problem loans.  Potential problem loans are loans which management has identified through routine internal review procedures as having possible credit problems that may cause the borrowers difficulty in complying with the current repayment terms.  These loans are not reflected in non-performing assets, but are considered in determining the adequacy of the allowance for loan losses.

Activity in the potential problem loans category during the three months ended March 31, 2017, was as follows:

	Beginning Balance, January 1	Additions to Potential Problem	Removed from Potential Problem	Transfers to Non- Performing	Transfers to Foreclosed Assets	Charge- Offs	Payments	Ending Balance, March 31
	(In Thousands)
One- to four-family construction	$—	$—	$—	$—	$—	$—	$—	$—
Subdivision construction	—	—	—	—	—	—	—	—
Land development	4,135	139	—	(3,842)	—	—	—	432
Commercial construction	—	—	—	—	—	—	—	—
One- to four-family residential	439	294	—	—	—	—	(5)	728
Other residential	—	—	—	—	—	—	—	—
Commercial real estate	2,062	464	—	—	—	—	(11)	2,515
Commercial business	204	970	—	—	—	—	(19)	1,155
Consumer	122	117	—	(11)	—	(1)	(11)	216

Total	$6,962	$1,984	$—	$(3,853)	$—	$(1)	$(46)	$5,046

At March 31, 2017, the commercial real estate category of potential problem loans included five loans, one of which was added during the three months ended March 31, 2017.  The largest relationship in this category contains three loans with a total balance of $1.8 million, or 70.2% of the commercial real estate category.  This relationship is collateralized by commercial entertainment property and other property in Branson, Mo.  The commercial business category of potential problem loans included eight loans, one of which was added during the three months ended March 31, 2017.  The largest relationship in this category, which included one loan added during the three months ended March 31, 2017, totaled $970,000, or 84.0% of the total category, and is collateralized by the business assets of an entity in the St. Louis, Mo. area.  The land development category of potential problem loans decreased from December 31, 2016 due to the transfer of one loan totaling $3.8 million to the non-performing loans category, which is discussed above.

Other Real Estate Owned.  Of the total $32.7 million of other real estate owned at March 31, 2017, $2.9 million represents the fair value of foreclosed assets covered by FDIC loss sharing agreements, $351,000 represents the fair value of foreclosed assets previously covered by FDIC loss sharing agreements, $2.3 million represents the fair value of foreclosed assets acquired related to Valley Bank and not covered by a loss sharing agreement, and $2.2 million represents properties which were not acquired through foreclosure. The acquired loss share covered and non-covered foreclosed and other assets acquired in the FDIC-assisted transactions and the properties not acquired through foreclosure are not included in the following table and discussion of other real estate owned.

Activity in foreclosed assets during the three months ended March 31, 2017, was as follows:

	Beginning Balance, January 1	Additions	Sales	Capitalized Costs	Write- Downs	Ending Balance, March 31
	(In Thousands)
One- to four-family construction	$—	$—	$—	$—	$—	$—
Subdivision construction	6,360	—	(47)	—	—	6,313
Land development	10,886	—	(181)	—	(13)	10,692
Commercial construction	—	—	—	—	—	—
One- to four-family residential	1,217	192	(190)	—	(9)	1,210
Other residential	954	—	(261)	117	—	810
Commercial real estate	3,841	98	(729)	—	—	3,210
Commercial business	—	—	—	—	—	—
Consumer	1,991	6,850	(6,173)	—	—	2,668

Total	$25,249	$7,140	$(7,581)	$117	$(22)	$24,903

At March 31, 2017, the land development category of foreclosed assets included 20 properties, the largest of which was located in northwest Arkansas and had a balance of $1.4 million, or 12.9% of the total category.  Of the total dollar amount in the land development category of foreclosed assets, 39.8% and 33.7% was located in the Branson, Mo. and the northwest Arkansas areas, respectively, including the largest property previously mentioned.  The subdivision construction category of foreclosed assets included 27 properties, the largest of which was located in the Springfield, Mo. metropolitan area and had a balance of $1.2 million, or 19.5% of the total category.  Of the total dollar amount in the subdivision construction category of foreclosed assets, 29.5% and 19.5% is located in Branson, Mo. and Springfield, Mo., respectively, including the largest property previously mentioned.  The commercial real estate category of foreclosed assets included five properties.  The largest relationship in the commercial real estate category, which was added during 2016, totaled $1.3 million, or 39.9% of the total category, and is a hotel located in the western United States.  The second largest relationship in the commercial real estate category totaling $935,000, or 29.1% of the total category, is a retail property located in Georgia.  Another property associated with this relationship and located in Texas was sold during the three months ended March 31, 2017.  The one-to four-family residential category of foreclosed assets included 13 properties, four of which were added in the three months ended March 31, 2017.  The largest relationship in this category, with one property in the southwest Missouri area, had a balance of $421,000, or 34.8% of the total category.  Of the total dollar amount in the one-to four-family category of foreclosed assets, 44.7% is located in the Branson, Mo, area.  The other residential category of foreclosed assets included four properties, all of which are part of the same condominium community, located in Branson, Mo. and had a balance of $810,000, or 100.0% of the total category.  One property in the category, which was located in southwest Missouri and had a previous balance of $260,000 was sold during the three months ended March 31, 2017.  The larger amount of additions and sales under consumer loans are due to a higher volume of repossessions of automobiles, which generally are subject to a shorter repossession process.  Compared to previous years, in 2016 and 2017 the Company experienced increased levels of delinquencies and repossessions in consumer loans, primarily indirect used automobile loans.

Non-interest Income

For the three months ended March 31, 2017, non-interest income increased $2.7 million to $7.7 million when compared to the three months ended March 31, 2017, primarily as a result of the following items:

Amortization of income related to business acquisitions:  The net amortization expense related to business acquisitions was $489,000 for the three months ended March 31, 2017, compared to $3.3 million for the three months ended March 31, 2016.  The amortization expense for the three months ended March 31, 2017, consisted of the following items:  $507,000 of amortization expense related to the changes in cash flows expected to be collected from the FDIC-covered loan portfolio acquired from InterBank and $140,000 of amortization of the clawback liability.  Partially offsetting the expense was income from the accretion of the discount related to the indemnification asset for the InterBank acquisition of $158,000.

Late charges and fees on loans:  Late charges and fees on loans increased $301,000 compared to the prior year three month period.  The increase was primarily due to fees on loan payoffs totaling $502,000 received on two large commercial loans, partially offset by a lower amount of additional fees received on loan payoffs in the prior year period.

Other income:  Other income decreased $539,000 compared to the prior year three month period.  During the 2016 period, the Company recognized a $257,000 gain on the sale of the Thayer, Mo., branch and deposits and a $110,000 gain on the sale of the Buffalo, Mo., branch and deposits.  In addition, a gain of $238,000 was recognized on sales of fixed assets unrelated to the branch sales during the 2016 period.

Non-interest Expense

For the three months ended March 31, 2017, non-interest expense decreased $2.3 million to $28.6 million when compared to the three months ended March 31, 2016, primarily as a result of the following items:

Net occupancy and equipment expense:  Net occupancy and equipment expense decreased $526,000 in the three months ended March 31, 2017 compared to the same period in 2016.  Computer license and support expense decreased $170,000 from the prior year period, which was primarily due to one-time expenses of $279,000 in the 2016 period related to the Fifth Third Bank acquisition.  Repair and maintenance expenses decreased $150,000 from the prior year period, due to unusually high expenses in the 2016 period, as was noted in the Company's 2016 first quarter earnings release.  Rent expense decreased $100,000 from the prior year period.

Other operating expenses:  Other operating expenses decreased $531,000 in the three months ended March 31, 2017 compared to the same period in 2016.  This decrease was primarily due to one-time expenses in the 2016 period of $436,000 in charges to replace former Fifth Third Bank customer checks with Great Southern Bank checks.

Legal, audit and other professional fees:  Legal, audit and other professional fees decreased $521,000 from the prior year period.  In the 2016 period, the Company incurred $319,000 of legal, audit and other professional fees expense related to the acquisition of Fifth Third Bank branches.  In the three months ended March 31, 2017, the Company received some large recoveries of legal fees on loans totaling $72,000.  In addition, the Company had higher overall legal fees related to loan collection in the 2016 period compared to the 2017 period, due to a higher level of activity.

Expense on other real estate owned:  Expense on other real estate owned decreased $336,000 in the three months ended March 31, 2017 compared to the same period in 2016.  The decrease was primarily due to valuation write-downs of foreclosed assets during the 2016 period totaling approximately $407,000 primarily on two properties, and other expenses related to the maintenance and resolution of foreclosed properties.

Insurance expense:  Insurance expense decreased $154,000 in the three months ended March 31, 2017 compared to the prior year period primarily due to a reduction in FDIC insurance premiums resulting from a change in the FDIC insurance assessment rates, which went into effect during the fourth quarter of 2016.  Because the FDIC's deposit insurance fund hit a predetermined threshold, deposit insurance rates for many banks, including ours, have been reduced.

Office supplies and printing:  Office supplies and printing expense increased $232,000 from the prior year three month period due to supplies, printing and other costs totaling $373,000 related to the replacement of the remaining portion of the Bank's existing debit cards with chip-enabled cards.

The Company's efficiency ratio for the three months ended March 31, 2017, was 61.58% compared to 67.08% for the same period in 2016.  The improvement in the ratio in the 2017 three month period was primarily due to the increase in non-interest income and the decrease in non-interest expense, partially offset by the decrease in net interest income.  The Company's ratio of non-interest expense to average assets decreased from 2.93% for the three months ended March 31, 2016, to 2.55% for the three months ended March 31, 2017.  The decrease in the current three month period ratio was due to the decrease in non-interest expense and the increase in average assets in the 2017 period compared to the 2016 period.  Average assets for the three months ended March 31, 2017, increased $259.4 million, or 6.1%, from the three months ended March 31, 2016, primarily due to organic loan growth, partially offset by decreases in investment securities and other interest-earning assets.

Provision for Income Taxes

For the three months ended March 31, 2017 and 2016, the Company's effective tax rate was 26.1% and 25.1%, respectively.  These effective rates were lower than the statutory federal tax rate of 35%, due primarily to the utilization of certain investment tax credits and to tax-exempt investments and tax-exempt loans which reduced the Company's effective tax rate.  In future periods, the Company expects its effective tax rate typically will be 26-28% of pre-tax net income, assuming it continues to maintain or increase its use of investment tax credits and maintain or increase its pre-tax net income. The Company's effective tax rate may fluctuate as it is impacted by the level and timing of the Company's utilization of tax credits and the level of tax-exempt investments and loans and the overall level of pre-tax income.

Average Balances, Interest Rates and Yields

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. Average balances of loans receivable include the average balances of non-accrual loans for each period. Interest income on loans includes interest received on non-accrual loans on a cash basis.  Interest income on loans includes the amortization of net loan fees which were deferred in accordance with accounting standards.  Fees included in interest income were $1.2 million and $1.2 million for the three months ended March 31, 2017 and 2016, respectively.  Tax-exempt income was not calculated on a tax equivalent basis. The table does not reflect any effect of income taxes.

	March 31, 2017(2)	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
		(Dollars in Thousands)
Interest-earning assets:
Loans receivable: (1)
One- to four-family residential	4.20%	$484,139	$6,095	5.11%	$535,652	$7,604	5.71%
Other residential	4.17	679,465	7,526	4.49	442,029	5,676	5.16
Commercial real estate	4.26	1,216,632	13,529	4.51	1,078,321	12,613	4.70
Construction	4.00	401,601	4,376	4.42	412,526	4,827	4.71
Commercial business	4.47	294,563	3,814	5.25	321,666	4,278	5.35
Other loans	5.96	689,195	8,030	4.72	666,068	8,488	5.13
Industrial revenue bonds	5.27	27,366	374	5.54	40,062	562	5.65

Total loans receivable	4.66	3,792,961	43,744	4.68	3,496,324	44,048	5.07

Investment securities(1)	3.19	220,363	1,415	2.60	272,415	1,559	2.30
Other interest-earning assets	0.72	139,634	254	0.74	109,645	139	0.51

Total interest-earning assets	4.47	4,152,958	45,413	4.43	3,878,384	45,746	4.74
Non-interest-earning assets:
Cash and cash equivalents		107,815			103,918
Other non-earning assets		224,533			243,586
Total assets		$4,485,306			$4,225,888

Interest-bearing liabilities:
Interest-bearing demand and savings	0.28	$1,555,350	1,095	0.29	$1,474,103	905	0.25
Time deposits	1.05	1,488,266	3,869	1.05	1,319,434	3,029	0.92
Total deposits	0.65	3,043,616	4,964	0.66	2,793,537	3,934	0.57
Short-term borrowings and structured repurchase agreements	0.03	237,513	226	0.39	204,906	81	0.16
Subordinated debentures issued to capital trusts	2.63	25,774	242	3.81	25,774	174	2.71
Subordinated notes	5.57	73,552	1,025	5.65	—	—	—
FHLBank advances	3.30	31,438	255	3.29	179,652	438	0.98

Total interest-bearing liabilities	0.77	3,411,893	6,712	0.80	3,203,869	4,627	0.58
Non-interest-bearing liabilities:
Demand deposits		608,151			589,103
Other liabilities		26,432			27,499
Total liabilities		4,046,476			3,820,471
Stockholders' equity		438,830			405,417
Total liabilities and stockholders' equity		$4,485,306			$4,225,888

Net interest income:
Interest rate spread	3.70%		$38,701	3.63%		$41,119	4.16%
Net interest margin*				3.78%			4.26%
Average interest-earning assets to average interest-bearing liabilities		121.7%			121.1%

_____________________
*	Defined as the Company's net interest income divided by total average interest-earning assets.

(1)
Of the total average balances of investment securities, average tax-exempt investment securities were $66.2 million and $75.7 million for the three months ended March 31, 2017 and 2016, respectively. In addition, average tax-exempt loans and industrial revenue bonds were $29.6 million and $34.5 million for the three months ended March 31, 2017 and 2016, respectively. Interest income on tax-exempt assets included in this table was $867,000 and $1.1 million for the three months ended March 31, 2017 and 2016, respectively. Interest income net of disallowed interest expense related to tax-exempt assets was $829,000 and $1.0 million for the three months ended March 31, 2017 and 2016, respectively.

(2)
The yield on loans at March 31, 2017 does not include the impact of the accretable yield (income) on loans acquired in the FDIC-assisted transactions.  See "Net Interest Income" for a discussion of the effect on results of operations for the three months ended March 31, 2017.

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

	Three Months Ended March 31,
	2017 vs. 2016
	Increase (Decrease) Due to

			Total Increase (Decrease)
	Rate	Volume
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable	$(3,669)	$3,365	$(304)
Investment securities	182	(326)	(144)
Other interest-earning assets	71	44	115
Total interest-earning assets	(3,416)	3,083	(333)
Interest-bearing liabilities:
Demand deposits	140	50	190
Time deposits	442	398	840
Total deposits	582	448	1,030
Short-term borrowings	130	15	145
Subordinated debentures issued to capital trust	68	—	68
Subordinated notes	—	1,025	1,025
FHLBank advances	395	(578)	(183)
Total interest-bearing liabilities	1,175	910	2,085
Net interest income	$(4,591)	$2,173	$(2,418)

Liquidity

Liquidity is a measure of the Company's ability to generate sufficient cash to meet present and future financial obligations in a timely manner through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. These obligations include the credit needs of customers, funding deposit withdrawals, and the day-to-day operations of the Company. Liquid assets include cash, interest-bearing deposits with financial institutions and certain investment securities and loans. As a result of the Company's management of the ability to generate liquidity primarily through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors' requirements and meet its customers' credit needs. At March 31, 2017, the Company had commitments of approximately $86.4 million to fund loan originations, $835.1 million of unused lines of credit and unadvanced loans, and $24.2 million of outstanding letters of credit.

Loan commitments and the unfunded portion of loans at the dates indicated were as follows (in thousands):

	March 31, 2017	December 31, 2016	December 31, 2015	December 31, 2014
Closed loans with unused available lines
Secured by real estate (one- to four-family)	$127,527	$123,433	$105,390	$92,286
Secured by real estate (not one- to four-family)	22,234	26,062	21,857	23,909
Not secured by real estate - commercial business	93,541	79,937	63,865	63,381

Closed construction loans with unused available lines
Secured by real estate (one-to four-family)	8,419	10,047	14,242	17,564
Secured by real estate (not one-to four-family)	583,396	542,326	385,969	356,913

Loan Commitments not closed
Secured by real estate (one-to four-family)	20,252	15,884	13,411	12,700
Secured by real estate (not one-to four-family)	61,543	119,126	120,817	54,643
Not secured by real estate - commercial business	4,558	7,022	—	—

	$921,470	$923,837	$725,551	$621,396

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

At March 31, 2017, the Company had these available secured lines and on-balance sheet liquidity:

Federal Home Loan Bank line	$708.1 million
Federal Reserve Bank line	$584.0 million
Cash and cash equivalents	$228.1 million
Unpledged securities	$51.9 million

Statements of Cash Flows. During both the three months ended March 31, 2017 and 2016, the Company had positive cash flows from operating activities and investing activities.  Cash flows from financing activities were negative for both the three months ended March 31, 2017 and 2016.

Cash flows from operating activities for the periods covered by the Statements of Cash Flows have been primarily related to changes in accrued and deferred assets, credits and other liabilities, the provision for loan losses, depreciation, impairments of investment securities, gains on sales of investment securities and the amortization of deferred loan origination fees and discounts (premiums) on loans and investments, all of which are non-cash or non-operating adjustments to operating cash flows. Net income adjusted for non-cash and non-operating items and the origination and sale of loans held for sale were the primary source of cash flows from operating activities. Operating activities provided cash flows of $13.0 million and $27.6 million during the three months ended March 31, 2017 and 2016, respectively.

During the three months ended March 31, 2017, investing activities provided cash of $64.4 million, primarily due to the net decrease in loans, the sale of other real estate owned, payments received on investment securities and the redemption of FHLBank stock, partially offset by the purchase of loans. Investing activities in the 2016 period provided cash of $4.2 million and included cash received of $44.4 million related to business acquisitions and cash paid of $17.8 million related to business divestitures.  Additionally, investing activities were impacted by the net increase in loans and payments received on investment securities.

Changes in cash flows from financing activities during the periods covered by the Statements of Cash Flows are due to changes in deposits after interest credited, changes in FHLBank advances and changes in short-term borrowings, as well as dividend payments to stockholders and the exercise of common stock options.  Financing activities used cash of $129.1 million and $9.3 million during the three months ended March 31, 2017 and 2016, respectively, due primarily to the reduction in short term borrowings during the current three month period. Financing activities in the future are expected to primarily include changes in deposits, changes in FHLBank advances, changes in short-term borrowings and dividend payments to stockholders.

Capital Resources

Management continuously reviews the capital position of the Company and the Bank to ensure compliance with minimum regulatory requirements, as well as to explore ways to increase capital either by retained earnings or other means.

At March 31, 2017, the Company's total stockholders' equity and common stockholders' equity were $439.9 million, or 9.9% of total assets, equivalent to a book value of $31.40 per common share. At December 31, 2016, total stockholders' equity and common stockholders' equity were $429.8 million, or 9.4% of total assets, equivalent to a book value of $30.77 per common share. At March 31, 2017, the Company's tangible common equity to tangible assets ratio was 9.7%, compared to 9.2% at December 31, 2016.  (See Non-GAAP Financial Measures below).

Banks are required to maintain minimum risk-based capital ratios. These ratios compare capital, as defined by the risk-based regulations, to assets adjusted for their relative risk as defined by the regulations. Under current guidelines, which became effective January 1, 2015, banks must have a minimum common equity Tier 1 capital ratio of 4.50%, a minimum Tier 1 risk-based capital ratio of 6.00%, a minimum total risk-based capital ratio of 8.00%, and a minimum Tier 1 leverage ratio of 4.00%. To be considered "well capitalized," banks must have a minimum common equity Tier 1 capital ratio of 6.50%, a minimum Tier 1 risk-based capital ratio of 8.00%, a minimum total risk-based capital ratio of 10.00%, and a minimum Tier 1 leverage ratio of 5.00%. On March 31, 2017, the Bank's common equity Tier 1 capital ratio was 12.0%, its Tier 1 capital ratio was 12.0%, its total capital ratio was 12.9% and its Tier 1 leverage ratio was 11.0%. As a result, as of March 31, 2017, the Bank was well capitalized, with capital ratios in excess of those required to qualify as such.  On December 31, 2016, the Bank's common equity Tier 1 capital ratio was 11.8%, its Tier 1 capital ratio was 11.8%, its total capital ratio was 12.7% and its Tier 1 leverage ratio was 11.0%. As a result, as of December 31, 2016, the Bank was well capitalized, with capital ratios in excess of those required to qualify as such.

The FRB has established capital regulations for bank holding companies that generally parallel the capital regulations for banks. On March 31, 2017, the Company's common equity Tier 1 capital ratio was 10.4%, its Tier 1 capital ratio was 11.1%, its total capital ratio was 13.8% and its Tier 1 leverage ratio was 10.1%. To be considered well capitalized, a bank holding company must have a Tier 1 risk-based capital ratio of at least 6.00% and a total risk-based capital ratio of at least 10.00%.  As of March 31, 2017, the Company was considered well capitalized, with capital ratios in excess of those required to qualify as such.  On December 31, 2016, the Company's common equity Tier 1 capital ratio was 10.2%, its Tier 1 capital ratio was 10.8%, its total capital ratio was 13.6% and its Tier 1 leverage ratio was 9.9%. As of December 31, 2016, the Company was considered well capitalized, with capital ratios in excess of those required to qualify as such.

In addition to the minimum common equity Tier 1 capital ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio, the Company and the Bank will have to maintain a capital conservation buffer consisting of additional common equity Tier 1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses.  The new capital conservation buffer requirement began phasing in on January 1, 2016 when a buffer greater than 0.625% of risk-weighted assets was required, which amount increased by an additional 0.625% as of January 1, 2017, and will continue to increase an equal amount each year until the buffer requirement of greater than 2.5% of risk-weighted assets is fully implemented on January 1, 2019.

For additional information, see "Item 1. Business—Government Supervision and Regulation-Capital" in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

Dividends. During the three months ended March 31, 2017, the Company declared a common stock cash dividend of $0.22 per share, or 27% of net income per diluted common share for that three month period, and paid a common stock cash dividend of $0.22 per share (which was declared in December 2016).  During the three months ended March 31, 2016, the Company declared a common stock cash dividend of $0.22 per share, or 31% of net income per diluted common share for that three month period, and paid a common stock cash dividend of $0.22 per share (which was declared in December 2015).  The Board of Directors meets regularly to consider the level and the timing of dividend payments.  The $0.22 per share dividend declared but unpaid as of March 31, 2017, was paid to stockholders in April 2017.

Common Stock Repurchases and Issuances. The Company has been in various buy-back programs since May 1990. Our ability to repurchase common stock was limited, but allowed, under the terms of the SBLF preferred stock as noted above, under "-Dividends," and was previously generally precluded due to our participation in the CPP from December 2008 through August 2011.  During the three month periods ended March 31, 2017 and 2016, respectively, the Company did not repurchase any shares of its common stock.  During the three months ended March 31, 2017, the Company issued 40,939 shares of stock at an average price of $24.86 per share to cover stock option exercises.  During the three months ended March 31, 2016, the Company issued 4,196 shares of stock at an average price of $26.94 per share to cover stock option exercises.

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

Non-GAAP Financial Measures

This document contains certain financial information determined by methods other than in accordance with accounting principles generally accepted in the United States ("GAAP"). These non-GAAP financial measures include tangible common equity to tangible assets ratio.

In calculating the ratio of tangible common equity to tangible assets, we subtract period end intangible assets from common equity and from total assets.  Management believes that the presentation of these measures excluding the impact of intangible assets provides useful supplemental information that is helpful in understanding our financial condition and results of operations, as they provide a method to assess management's success in utilizing our tangible capital as well as our capital strength.  Management also believes that providing measures that exclude balances of intangible assets, which are subjective components of valuation, facilitates the comparison of our performance with the performance of our peers.  In addition, management believes that these are standard financial measures used in the banking industry to evaluate performance.

These non-GAAP financial measures are supplemental and are not a substitute for any analysis based on GAAP financial measures. Because not all companies use the same calculation of non-GAAP measures, this presentation may not be comparable to other similarly titled measures as calculated by other companies.

Non-GAAP Reconciliation:  Ratio of Tangible Common Equity to Tangible Assets

	March 31,	December 31,
	2017	2016
	(Dollars in Thousands)

Common equity at period end	$439,852	$429,806
Less: Intangible assets at period end	12,088	12,500
Tangible common equity at period end (a)	$427,764	$417,306

Total assets at period end	$4,432,595	$4,550,663
Less: Intangible assets at period end	12,088	12,500
Tangible assets at period end (b)	$4,420,507	$4,538,163

Tangible common equity to tangible assets (a) / (b)	9.68%	9.20%

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

The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained despite fluctuations in prevailing interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time. The difference, or the interest rate repricing "gap," provides an indication of the extent to which an institution's interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities repricing during the same period, and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets during the same period. Generally, during a period of rising interest rates, a negative gap within shorter repricing periods would adversely affect net interest income, while a positive gap within shorter repricing periods would result in an increase in net interest income. During a period of falling interest rates, the opposite would be true. As of March 31, 2017, Great Southern's interest rate risk models indicate that, generally, rising interest rates are expected to have a positive impact on the Company's net interest income, while declining interest rates would have a negative impact on net interest income. We model various interest rate scenarios for rising and falling rates, including both parallel and non-parallel shifts in rates. The results of our modeling indicate that net interest income is not likely to be materially affected either positively or negatively in the first twelve months following a rate change, regardless of any changes in interest rates, because our portfolios are relatively well matched in a twelve-month horizon. The effects of interest rate changes, if any, are expected to be more impacting to net interest income in the 12 to 36 months following a rate change.

The current level and shape of the interest rate yield curve poses challenges for interest rate risk management. Prior to its increase of 0.25% on December 16, 2015, the Federal Reserve Bank (the "FRB") had last changed interest rates on December 16, 2008. This was the first rate increase since June 29, 2006.  The FRB has now also implemented rate increases of 0.25% on December 14, 2016 and 0.25% on March 15, 2017.  A substantial portion of Great Southern's loan portfolio ($1.10 billion at March 31, 2017) is tied to the one-month LIBOR index and will adjust at least once within 90 days after March 31, 2017.  Of these loans, $590 million as of March 31, 2017 had interest rate floors.  Great Southern also has a significant portfolio of loans ($365 million at March 31, 2017) which are tied to a "prime rate" of interest and will adjust immediately with changes to the "prime rate" if interest.

As discussed under "General-Net Interest Income and Interest Rate Risk Management," at March 31, 2017 and December 31, 2016, there were $365 million and $387 million, respectively, of adjustable rate loans which were tied to a prime rate of interest which had interest rate floors. In previous years, when the market rates of interest began to fall, Great Southern had elected to leave its GSB prime at 5.00% for those loans that are indexed to GSB prime rather than a national prime rate of interest. This current rate for GSB prime loans is 5.50%.  At March 31, 2017 and December 31, 2016, there were $55 million and $60 million, respectively, of loans indexed to GSB prime.  While these interest rate floors and, to a lesser extent, the utilization of the GSB prime rate have helped keep the rate on our loan portfolio higher in this very low interest rate environment, they also reduce the positive effect on our loan rates when market interest rates, specifically the "prime rate," increase. The interest rate on these loans will not increase until the loan floors are reached. Also, a significant portion of our retail certificates of deposit mature in the next twelve months and we expect that they generally will be replaced with new certificates of deposit at similar or higher interest rates to those that are maturing.

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

The Company entered into an interest rate cap agreement related to its floating rate debt associated with its trust preferred securities.  The agreement provides that the counterparty will reimburse the Company if interest rates rise above a certain threshold, thus creating a cap on the effective interest rate paid by the Company.  This agreement is classified as a hedging instrument, and the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.

For further information on derivatives and hedging activities, see Note 15 of the Notes to Consolidated Financial Statements contained in this report.

ITEM 4. CONTROLS AND PROCEDURES

We maintain a system of disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) that is designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate. An evaluation of our disclosure controls and procedures was carried out as of March 31, 2017, under the supervision and with the participation of our principal executive officer, principal financial officer and several other members of our senior management. Our principal executive officer and principal financial officer concluded that, as of March 31, 2017, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the principal executive officer and principal financial officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There were no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) under the Act) that occurred during the quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On November 22, 2010, a suit was filed against the Bank in the Circuit Court of Greene County, Missouri by a customer alleging that the fees associated with the Bank's automated overdraft program in connection with its debit cards and ATM cards constitute unlawful interest in violation of Missouri's usury laws.  The Court has certified a class of Bank customers who have paid overdraft fees on their checking accounts pursuant to the Bank's automated overdraft program.  The Bank intends to contest this case vigorously.  A judgment was issued by the Circuit Court of Jackson County, Missouri in favor of a defendant bank in a similar lawsuit where the lawsuit alleged that overdraft fees violate Missouri's usury laws.  The Greene County Circuit Court has entered a Stay in the Bank's litigation pending a decision on appeal in the other usury litigation.  On April 18, 2017, the Missouri Court of Appeals, Western District, affirmed the Jackson County Circuit Court decision in favor of the defendant bank in a similar lawsuit.  At this time, the Greene County Circuit Court's Stay in the Bank's litigation matter is still in place.  At this stage of the litigation, it is not possible for management of the Bank to determine the probability of a material adverse outcome or reasonably estimate the amount of any potential loss.

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

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

As indicated below, no shares were purchased during the three months ended March 31, 2017.

	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan(1)

January 1, 2017 – January 31, 2017	—	$—	—	378,562
February 1, 2017 – February 28, 2017	—	—	—	378,562
March 1, 2017 – March 31, 2017	—	—	—	378,562
	—	$—	—

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

Great Southern Bancorp, Inc.
Registrant
Date: May 5, 2017	/s/ Joseph W. Turner
Joseph W. Turner President and Chief Executive Officer (Principal Executive Officer)
Date: May 5, 2017	/s/ Rex A. Copeland
Rex A. Copeland Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

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

A description of the current salary and bonus arrangements for 2017 for the Registrant's named executive officers previously filed with the Commission as Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2016 is incorporated herein by reference as Exhibit 10.7.

A description of the current fee arrangements for the Registrant's directors previously filed with the Commission as Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2016 is incorporated herein by reference as Exhibit 10.8.

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

None.

(101)
Attached as Exhibit 101 are the following financial statements from the Great Southern Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated statements of financial condition, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows and (v) notes to consolidated financial statements.