Form 10-Q
period 2017-06-30
GREAT SOUTHERN BANCORP INC
filed 2017-08-04
CIK 854560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES ACT OF 1934

For the Quarterly Period Ended June 30, 2017

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
Emerging growth company / /

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. / /

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes /  /   No /X/

The number of shares outstanding of each of the registrant's classes of common stock: 14,036,528 shares of common stock, par value $.01, outstanding at August 2, 2017.

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except number of shares)

	JUNE 30,	DECEMBER 31,
	2017	2016
	(Unaudited)
ASSETS
Cash	$119,911	$120,203
Interest-bearing deposits in other financial institutions	92,594	159,566
Cash and cash equivalents	212,505	279,769
Available-for-sale securities	195,144	213,872
Held-to-maturity securities (fair value $134 – June 2017; $258 - December 2016)	130	247
Mortgage loans held for sale	8,178	16,445
Loans receivable, net of allowance for loan losses of
$36,533 – June 2017; $37,400 - December 2016	3,772,816	3,759,966
FDIC indemnification asset	—	13,145
Interest receivable	10,818	11,875
Prepaid expenses and other assets	44,184	45,649
Other real estate owned, net	30,114	32,658
Premises and equipment, net	138,045	140,596
Goodwill and other intangible assets	11,675	12,500
Investment in Federal Home Loan Bank stock	12,842	13,034
Current and deferred income taxes	10,644	10,907
Total Assets	$4,447,095	$4,550,663

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$3,572,645	$3,677,230
Federal Home Loan Bank advances	—	31,452
Securities sold under reverse repurchase agreements with customers	111,992	113,700
Short-term borrowings	185,365	172,323
Subordinated debentures issued to capital trusts	25,774	25,774
Subordinated notes	73,613	73,537
Accrued interest payable	2,587	2,723
Advances from borrowers for taxes and insurance	7,878	4,643
Accounts payable and accrued expenses	13,691	19,475
Total Liabilities	3,993,545	4,120,857
Stockholders' Equity:
Capital stock
Serial preferred stock – $.01 par value; authorized 1,000,000 shares; issued and outstanding June 2017 and December 2016 - -0- shares	—	—
Common stock, $.01 par value; authorized 20,000,000 shares; issued and outstanding June 2017 – 14,034,653 shares;
December 2016 - 13,968,386 shares	140	140
Additional paid-in capital	27,128	25,942
Retained earnings	424,264	402,166
Accumulated other comprehensive income	2,018	1,558
Total Stockholders' Equity	453,550	429,806
Total Liabilities and Stockholders' Equity	$4,447,095	$4,550,663

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
	THREE MONTHS ENDED JUNE 30,
	2017	2016
	(Unaudited)
INTEREST INCOME
Loans	$43,166	$44,078
Investment securities and other	1,578	1,558
TOTAL INTEREST INCOME	44,744	45,636
INTEREST EXPENSE
Deposits	5,004	4,121
Federal Home Loan Bank advances	244	257
Short-term borrowings and repurchase agreements	318	406
Subordinated debentures issued to capital trusts	252	190
Subordinated notes	1,025	—
TOTAL INTEREST EXPENSE	6,843	4,974
NET INTEREST INCOME	37,901	40,662
PROVISION FOR LOAN LOSSES	1,950	2,300
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	35,951	38,362

NON-INTEREST INCOME
Commissions	306	215
Service charges and ATM fees	5,394	5,374
Net realized gains on sales of loans	752	1,012
Net realized gains on sales of available-for-sale securities	—	2,735
Late charges and fees on loans	608	302
Loss on derivative interest rate products	(20)	(75)
Gain on termination of loss sharing agreements	7,704	—
Amortization of income/(expense) related to business acquisitions	4	(1,578)
Other income	1,052	931
TOTAL NON-INTEREST INCOME	15,800	8,916

NON-INTEREST EXPENSE
Salaries and employee benefits	14,498	15,246
Net occupancy and equipment expense	6,025	6,379
Postage	874	957
Insurance	747	1,031
Advertising	656	522
Office supplies and printing	233	395
Telephone	789	904
Legal, audit and other professional fees	1,061	811
Expense on other real estate owned	677	874
Partnership tax credit investment amortization	217	420
Acquired deposit intangible asset amortization	412	490
Other operating expenses	2,182	1,778
TOTAL NON-INTEREST EXPENSE	28,371	29,807

INCOME BEFORE INCOME TAXES	23,380	17,471

PROVISION FOR INCOME TAXES	7,204	4,937

NET INCOME AND NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$16,176	$12,534

BASIC EARNINGS PER COMMON SHARE	$1.15	$0.90
DILUTED EARNINGS PER COMMON SHARE	$1.14	$0.89
DIVIDENDS DECLARED PER COMMON SHARE	$0.24	$0.22
See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
	SIX MONTHS ENDED JUNE 30,
	2017	2016
	(Unaudited)
INTEREST INCOME
Loans	$86,910	$88,125
Investment securities and other	3,247	3,257
TOTAL INTEREST INCOME	90,157	91,382
INTEREST EXPENSE
Deposits	9,969	8,056
Federal Home Loan Bank advances	499	696
Short-term borrowings and repurchase agreements	544	487
Subordinated debentures issued to capital trusts	493	363
Subordinated notes	2,050	—
TOTAL INTEREST EXPENSE	13,555	9,602
NET INTEREST INCOME	76,602	81,780
PROVISION FOR LOAN LOSSES	4,200	4,401
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	72,402	77,379

NON-INTEREST INCOME
Commissions	572	518
Service charges and ATM fees	10,662	10,653
Net realized gains on sales of loans	1,624	1,845
Net realized gains on sales of available-for-sale securities	—	2,738
Late charges and fees on loans	1,486	879
Loss on derivative interest rate products	(13)	(237)
Gain (loss) on termination of loss sharing agreements	7,704	(584)
Amortization of income/(expense) related to business acquisitions	(485)	(4,288)
Other income	1,946	2,366
TOTAL NON-INTEREST INCOME	23,496	13,890

NON-INTEREST EXPENSE
Salaries and employee benefits	29,831	30,610
Net occupancy and equipment expense	12,341	13,221
Postage	1,807	1,958
Insurance	1,545	1,983
Advertising	1,069	963
Office supplies and printing	930	860
Telephone	1,599	1,826
Legal, audit and other professional fees	1,381	1,652
Expense on other real estate owned	1,251	1,785
Partnership tax credit investment amortization	495	840
Acquired deposit intangible asset amortization	825	1,033
Other operating expenses	3,867	3,995
TOTAL NON-INTEREST EXPENSE	56,941	60,726

INCOME BEFORE INCOME TAXES	38,957	30,543

PROVISION FOR INCOME TAXES	11,262	8,216

NET INCOME AND NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$27,695	$22,327

BASIC EARNINGS PER COMMON SHARE	$1.98	$1.61
DILUTED EARNINGS PER COMMON SHARE	$1.95	$1.59
DIVIDENDS DECLARED PER COMMON SHARE	$0.46	$0.44
See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	THREE MONTHS ENDED JUNE 30,
	2017	2016
	(Unaudited)
Net Income	$16,176	$12,534

Unrealized appreciation (depreciation) on available-for-sale securities, net
of taxes (credit) of $(31) and $439, for 2017 and 2016, respectively	(54)	770

Reclassification adjustment for gains included in net income,
net of (taxes) credit of $0 and $(993), for 2017 and 2016, respectively	—	(1,742)

Change in fair value of cash flow hedge, net of taxes of $26 and $8,
for 2017 and 2016, respectively	46	14

Comprehensive Income	$16,168	$11,576

	SIX MONTHS ENDED JUNE 30,
	2017	2016
	(Unaudited)
Net Income	$27,695	$22,327

Unrealized appreciation on available-for-sale securities, net
of taxes of $207 and $475, for 2017 and 2016, respectively	363	833

Reclassification adjustment for gains included in net income,
net of (taxes) credit of $0 and $(994), for 2017 and 2016, respectively	—	(1,744)

Change in fair value of cash flow hedge, net of taxes (credit) of $55
and $(9), for 2017 and 2016, respectively	97	(16)

Comprehensive Income	$28,155	$21,400

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	SIX MONTHS ENDED JUNE 30,
	2017	2016
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$27,695	$22,327
Proceeds from sales of loans held for sale	55,619	70,118
Originations of loans held for sale	(61,984)	(67,968)
Items not requiring (providing) cash:
Depreciation	4,632	5,012
Amortization	1,396	1,873
Compensation expense for stock option grants	273	232
Provision for loan losses	4,200	4,401
Net gains on loan sales	(1,624)	(1,845)
Net realized gains on sale of available-for-sale investment securities	—	(2,738)
Net (gains) losses on sale of premises and equipment	144	(242)
Net loss on sale/write-down of other real estate owned	—	67
Gain on sale of business units	—	(368)
(Gain) loss realized on termination of loss sharing agreements	(7,704)	584
Amortization (accretion) of deferred income, premiums, discounts and other	(972)	2,427
Loss on derivative interest rate products	13	237
Deferred income taxes	(4,183)	(2,736)
Changes in:
Interest receivable	1,057	(497)
Prepaid expenses and other assets	(1,441)	15,174
Accrued expenses and other liabilities	496	(7,294)
Income taxes refundable/payable	4,184	6,403
Net cash provided by operating activities	21,801	45,167
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans	105,431	(102,951)
Purchase of loans	(117,799)	(68,676)
Cash received from purchase of additional business units	—	44,363
Cash received from FDIC loss sharing reimbursements	16,245	4,672
Cash paid for sale of business units	—	(17,821)
Purchase of premises and equipment	(2,699)	(5,823)
Proceeds from sale of premises and equipment	474	770
Proceeds from sale of other real estate owned	16,030	12,796
Capitalized costs on other real estate owned	(117)	(20)
Proceeds from sales of available-for-sale securities	—	23,900
Proceeds from maturities and calls of held-to-maturity securities	117	—
Proceeds from maturities and calls of available-for-sale securities	6,345	6,956
Principal reductions on mortgage-backed securities	12,450	15,830
Purchase of available-for-sale securities	—	(24,858)
Redemption (purchase) of Federal Home Loan Bank stock	192	(6,900)
Net cash provided by (used in) investing activities	36,669	(117,762)
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in certificates of deposit	(99,487)	(21,528)
Net decrease in checking and savings deposits	(4,992)	(72,984)
Proceeds from Federal Home Loan Bank advances	—	1,793,000
Repayments of Federal Home Loan Bank advances	(31,435)	(2,025,035)
Net increase in short-term borrowings	11,334	405,601
Advances from borrowers for taxes and insurance	3,235	3,695
Dividends paid	(6,155)	(6,111)
Stock options exercised	1,766	478
Net cash provided by (used in) financing activities	(125,734)	77,116
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(67,264)	4,521
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	279,769	199,183
CASH AND CASH EQUIVALENTS, END OF PERIOD	$212,505	$203,704
See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Great Southern Bancorp, Inc. (the "Company" or "Great Southern") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The financial statements presented herein reflect all adjustments which are, in the opinion of management, necessary to fairly present the financial condition, results of operations and cash flows of the Company as of the dates and for the periods presented. Those adjustments consist only of normal recurring adjustments. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the full year. The consolidated statement of financial condition of the Company as of December 31, 2016, has been derived from the audited consolidated statement of financial condition of the Company as of that date.  Certain prior period amounts have been reclassified to conform to the current period presentation.  These reclassifications had no effect on net income.

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

NOTE 3: RECENT ACCOUNTING PRONOUNCEMENTS

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606):  Deferral of the Effective Date, which deferred the effective date of ASU 2014-09.  In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606): Summary and Amendments that Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs—Contracts with Customers (Subtopic 340-40). The guidance in this Update supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the industry topics of the codification. For public companies, the original Update was to be effective for interim and annual periods beginning after December 15, 2016.  The current ASU states that the provisions of ASU 2014-09 should be applied to annual reporting periods, including interim periods, beginning after December 15, 2017.  The Company does not expect the new standard to result in a material change to our accounting for revenue because the majority of our financial instruments are not within the scope of Topic 606; however, it may result in new disclosure requirements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Topic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.  The Update requires investments in equity securities, except for those under the equity method of accounting, to be measured at fair value with changes in fair value recognized through net income.  In addition, the Update requires separate presentation of financial assets and liabilities by measurement category, such as fair value through net income, fair value through other comprehensive income, or amortized cost on the balance sheet or in the notes to the financial statements.  The Update also clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities.  The Update is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  Early application for public entities is permitted under some circumstances.  The Company is currently assessing the impact that this guidance may have on its consolidated financial statements, but it is not expected to have a material impact.  At this time, we cannot quantify the change in the fair value disclosures since we are currently evaluating the full impact of this ASU and are in the planning stages of developing appropriate procedures and processes to comply with the disclosure reuqirements of such amendments.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842).  The amendments in this Update revise the accounting related to lessee accounting.  Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases.  The Update is effective for the Company beginning in the first quarter of 2019, with early adoption permitted.  Adoption of the standard requires the use of a modified retrospective transition approach for all periods presented at the time of adoption.  Based on the Company's leases outstanding at June 30, 2017, we do not expect the new standard to have a material impact on our consolidated statements of financial condition or our consolidated statements of income, although an increase to assets and liabilities will occur at the time of adoption.  The Company's new leases and lease modifications and renewals prior to the implementation date could impact the level of materiality.  We are gathering the data on our existing leases but have not finalized our calculation on the estimated amount as we are currently evaluating certain significant variables within the calculation including the impact of individual renewal options and applicable discount rates for each lease.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326).  The Update amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. This Update affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash.  For public companies, the update is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. All entities may adopt the amendments in this update earlier as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. An entity will apply the amendments in this update on a modified retrospective basis, through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company has assessed our data and system needs and is evaluating the impact of adopting the new guidance, including the implementation of new data systems to capture the information needed to comply with the new standard.  We expect to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, but cannot yet determine the magnitude of any such one-time adjustment, or the overall impact of the new guidance on the Company's consolidated financial statements.

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

In May 2017, the FASB issued ASU 2017-09, Compensation —Stock Compensation (Topic 718): Scope of Modification Accounting. The amendment provides guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 7l8. The guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017 and early adoption is permitted. The amendments should be applied on a prospective basis to an award modified on or after the adoption date.  The impact of the adoption of this ASU is not expected to have a material impact on the Company's consolidated financial statements due to the fact that it only applies to modifications of share-based payments awards occurring on or after the adoption date, and modifications of share-based payment awards by the Company are not expected at this time.

NOTE 4: EARNINGS PER SHARE

	Three Months Ended June 30,
	2017	2016
	(In Thousands, Except Per Share Data)
Basic:
Average shares outstanding	14,027	13,899
Net income available to common stockholders	$16,176	$12,534
Per common share amount	$1.15	$0.90

Diluted:
Average shares outstanding	14,027	13,899
Net effect of dilutive stock options – based on the treasury
stock method using average market price	179	121
Diluted shares	14,206	14,020
Net income available to common stockholders	$16,176	$12,534
Per common share amount	$1.14	$0.89

	Six Months Ended June 30,
	2017	2016
	(In Thousands, Except Per Share Data)
Basic:
Average shares outstanding	14,010	13,900
Net income available to common stockholders	$27,695	$22,327
Per common share amount	$1.98	$1.61

Diluted:
Average shares outstanding	14,010	13,900
Net effect of dilutive stock options – based on the treasury
stock method using average market price	179	124
Diluted shares	14,189	14,024
Net income available to common stockholders	$27,695	$22,327
Per common share amount	$1.95	$1.59

Options outstanding at June 30, 2017 and 2016, to purchase 114,800 and 125,150 shares of common stock, respectively, were not included in the computation of diluted earnings per common share for each of the three and six month periods because the exercise prices of such options were greater than the average market prices of the common stock for the three and six months ended June 30, 2017 and 2016, respectively.

NOTE 5: INVESTMENT SECURITIES

	June 30, 2017
		Gross	Gross		Tax
	Amortized	Unrealized	Unrealized	Fair	Equivalent
	Cost	Gains	Losses	Value	Yield
	(In Thousands)

AVAILABLE-FOR-SALE SECURITIES:
Mortgage-backed securities	$133,569	$978	$989	$133,558	2.11%
States and political subdivisions	58,306	3,280	—	61,586	5.74
	$191,875	$4,258	$989	$195,144	3.21%

HELD-TO-MATURITY SECURITIES:
States and political subdivisions	$130	$4	$—	$134	7.35%

	December 31, 2016
		Gross	Gross		Tax
	Amortized	Unrealized	Unrealized	Fair	Equivalent
	Cost	Gains	Losses	Value	Yield
	(In Thousands)

AVAILABLE-FOR-SALE SECURITIES:
Mortgage-backed securities	$146,491	$1,045	$1,501	$146,035	2.03%
States and political subdivisions	64,682	3,163	8	67,837	5.73
	$211,173	$4,208	$1,509	$213,872	3.16%

HELD-TO-MATURITY SECURITIES:
States and political subdivisions	$247	$11	$—	$258	7.36%

The amortized cost and fair value of available-for-sale securities at June 30, 2017, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In Thousands)

One year or less	$—	$—
After one through five years	391	393
After five through ten years	4,683	4,954
After ten years	53,232	56,239
Securities not due on a single maturity date	133,569	133,558

	$191,875	$195,144

The held-to-maturity securities at June 30, 2017, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In Thousands)

One year or less	$130	$134

Certain investments in debt securities categorized as available-for-sale are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at June 30, 2017 and December 31, 2016, respectively, was approximately $86.4 million and $104.5 million, which is approximately 44.3% and 48.8% of the Company's combined available-for-sale and held-to-maturity investment portfolio, respectively.

Based on an evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these debt securities below their historical cost are temporary at June 30, 2017.

The following table shows the Company's gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2017 and December 31, 2016:

	June 30, 2017
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)

Mortgage-backed securities	$86,443	$(989)	$—	$—	$86,443	$(989)
State and political
subdivisions	—	—	—	—	—	—
	$86,443	$(989)	$—	$—	$86,443	$(989)

	December 31, 2016
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)

Mortgage-backed securities	$102,296	$(1,501)	$—	$—	$102,296	$(1,501)
State and political
subdivisions	2,164	(8)	—	—	2,164	(8)
	$104,460	$(1,509)	$—	$—	$104,460	$(1,509)

There were no sales of available-for-sale securities during the three and six months ended June 30, 2017.  Gross gains of $2.7 million and $2.8 million and gross losses of $-0- and $88,000 resulting from sales of available-for-sale securities were realized during the three and six months ended June 30, 2016.  Gains and losses on sales of securities are determined on the specific-identification method.

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

During the three and six months ended June 30, 2017, no securities were determined to have impairment that had become other than temporary.

Credit Losses Recognized on Investments.  During the three and six months ended June 30, 2017, there were no debt securities that experienced fair value deterioration due to credit losses, or due to other market factors, that are not otherwise other-than-temporarily impaired.

Amounts Reclassified Out of Accumulated Other Comprehensive Income.  Amounts reclassified from accumulated other comprehensive income and the affected line items in the statements of income during the three and six months ended June 30, 2017 and 2016, were as follows:

	Amounts Reclassified from Accumulated Other Comprehensive Income Three Months Ended June 30,		Affected Line Item in the Statements of Income
	2017	2016
	(In Thousands)

Unrealized gains on available-			Net realized gains on sales of
for-sale securities	$—	$2,735	available-for-sale securities
			(Total reclassified amount before tax)
Income Taxes	—	(993)	Provision for income taxes
Total reclassifications out of accumulated
other comprehensive income	$—	$1,742

	Amounts Reclassified from Accumulated Other Comprehensive Income Six Months Ended June 30,		Affected Line Item in the Statements of Income
	2017	2016
	(In Thousands)

Unrealized gains on available-			Net realized gains on sales of
for-sale securities	$—	$2,738	available-for-sale securities
			(Total reclassified amount before tax)
Income Taxes	—	(994)	Provision for income taxes
Total reclassifications out of accumulated
other comprehensive income	$—	$1,744

NOTE 6: LOANS AND ALLOWANCE FOR LOAN LOSSES

	June 30,	December 31,
	2017	2016
	(In Thousands)

One- to four-family residential construction	$21,292	$21,737
Subdivision construction	19,030	17,186
Land development	49,104	50,624
Commercial construction	949,034	780,614
Owner occupied one- to four-family residential	186,631	200,340
Non-owner occupied one- to four-family residential	127,024	136,924
Commercial real estate	1,219,382	1,186,906
Other residential	684,813	663,378
Commercial business	348,293	348,628
Industrial revenue bonds	23,193	25,065
Consumer auto	429,346	494,233
Consumer other	65,913	70,001
Home equity lines of credit	108,227	108,753
Acquired FDIC-covered loans, net of discounts	—	134,356
Acquired loans no longer covered by FDIC loss sharing agreements,
net of discounts	177,786	72,569
Acquired non-covered loans, net of discounts	65,427	76,234
	4,474,495	4,387,548
Undisbursed portion of loans in process	(659,913)	(585,313)
Allowance for loan losses	(36,533)	(37,400)
Deferred loan fees and gains, net	(5,233)	(4,869)
	$3,772,816	$3,759,966

Weighted average interest rate	4.68%	4.58%

Classes of loans by aging were as follows:

	June 30, 2017
							Total Loans
			Past Due				> 90 Days
	30-59 Days	60-89 Days	90 Days	Total Past		Total Loans	Past Due and
	Past Due	Past Due	or More	Due	Current	Receivable	Still Accruing
	(In Thousands)
One- to four-family
residential construction	$—	$—	$379	$379	$20,913	$21,292	$—
Subdivision construction	—	—	105	105	18,925	19,030	—
Land development	—	547	139	686	48,418	49,104	—
Commercial construction	—	—	—	—	949,034	949,034	—
Owner occupied one- to four-
family residential	215	244	986	1,445	185,186	186,631	—
Non-owner occupied one- to
four-family residential	—	250	516	766	126,258	127,024	—
Commercial real estate	—	4,025	2,554	6,579	1,212,803	1,219,382	—
Other residential	425	—	162	587	684,226	684,813	—
Commercial business	293	—	5,388	5,681	342,612	348,293	—
Industrial revenue bonds	—	—	—	—	23,193	23,193	—
Consumer auto	4,701	1,522	2,092	8,315	421,031	429,346	18
Consumer other	488	211	729	1,428	64,485	65,913	—
Home equity lines of credit	30	318	214	562	107,665	108,227	16
Acquired loans no longer
covered by loss sharing
agreements, net of
discounts	1,226	1,356	7,740	10,322	167,464	177,786	—
Acquired non-covered loans,
net of discounts	669	5	1,719	2,393	63,034	65,427	—
	8,047	8,478	22,723	39,248	4,435,247	4,474,495	34
Less FDIC-assisted acquired
loans, net of discounts	1,895	1,361	9,459	12,715	230,498	243,213	—

Total	$6,152	$7,117	$13,264	$26,533	$4,204,749	$4,231,282	$34

	December 31, 2016
							Total Loans
						Total	> 90 Days Past
	30-59 Days	60-89 Days	Over 90	Total Past		Loans	Due and
	Past Due	Past Due	Days	Due	Current	Receivable	Still Accruing
	(In Thousands)
One- to four-family
residential construction	$—	$—	$—	$—	$21,737	$21,737	$—
Subdivision construction	—	—	109	109	17,077	17,186	—
Land development	413	584	1,718	2,715	47,909	50,624	—
Commercial construction	—	—	—	—	780,614	780,614	—
Owner occupied one- to four-
family residential	1,760	388	1,125	3,273	197,067	200,340	—
Non-owner occupied one- to
four-family residential	309	278	404	991	135,933	136,924	—
Commercial real estate	1,969	1,988	4,404	8,361	1,178,545	1,186,906	—
Other residential	4,632	—	162	4,794	658,584	663,378	—
Commercial business	1,741	24	3,088	4,853	343,775	348,628	—
Industrial revenue bonds	—	—	—	—	25,065	25,065	—
Consumer auto	8,252	2,451	1,989	12,692	481,541	494,233	—
Consumer other	1,103	278	649	2,030	67,971	70,001	—
Home equity lines of credit	136	158	433	727	108,026	108,753	—
Acquired FDIC-covered loans, net of discounts	4,476	1,201	8,226	13,903	120,453	134,356	301
Acquired loans no longer covered by FDIC loss sharing agreements,
net of discounts	1,356	552	1,401	3,309	69,260	72,569	222
Acquired non-covered loans, net of discounts	851	173	2,854	3,878	72,356	76,234	—
	26,998	8,075	26,562	61,635	4,325,913	4,387,548	523
Less FDIC-supported loans,
and acquired non-covered loans, net of discounts	6,683	1,926	12,481	21,090	262,069	283,159	523

Total	$20,315	$6,149	$14,081	$40,545	$4,063,844	$4,104,389	$—

Nonaccruing loans (excluding FDIC-assisted acquired loans, net of discount) are summarized as follows:

	June 30,	December 31,
	2017	2016
	(In Thousands)

One- to four-family residential construction	$379	$—
Subdivision construction	105	109
Land development	139	1,718
Commercial construction	—	—
Owner occupied one- to four-family residential	986	1,125
Non-owner occupied one- to four-family residential	516	404
Commercial real estate	2,554	4,404
Other residential	162	162
Commercial business	5,388	3,088
Industrial revenue bonds	—	—
Consumer auto	2,074	1,989
Consumer other	729	649
Home equity lines of credit	198	433

Total	$13,230	$14,081

The following table presents the activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2017.  Also presented are the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of June 30, 2017:

	One- to Four-
	Family
	Residential and	Other	Commercial	Commercial	Commercial
	Construction	Residential	Real Estate	Construction	Business	Consumer	Total
	(In Thousands)
Allowance for loan losses
Balance April 1, 2017	$2,857	$3,790	$15,487	$2,497	$4,671	$7,691	$36,993
Provision (benefit) charged to expense	(427)	(147)	1,246	(724)	(661)	2,663	1,950
Losses charged off	(41)	(2)	(1,291)	(92)	—	(2,565)	(3,991)
Recoveries	24	14	—	30	355	1,158	1,581
Balance June 30, 2017	$2,413	$3,655	$15,442	$1,711	$4,365	$8,947	$36,533

Balance January 1, 2017	$2,322	$5,486	$15,938	$2,284	$3,015	$8,355	$37,400
Provision (benefit) charged to expense	122	(1,898)	770	(223)	1,224	4,205	4,200
Losses charged off	(76)	(2)	(1,292)	(387)	(275)	(5,968)	(8,000)
Recoveries	45	69	26	37	401	2,355	2,933
Balance June 30, 2017	$2,413	$3,655	$15,442	$1,711	$4,365	$8,947	$36,533

Ending balance:
Individually evaluated for
impairment	$565	$—	$67	$—	$3,189	$603	$4,424
Collectively evaluated for
impairment	$1,794	$3,614	$15,147	$1,630	$1,142	$8,272	$31,599
Loans acquired and
accounted for under ASC
310-30	$54	$41	$228	$81	$34	$72	$510

Loans
Individually evaluated for
impairment	$6,542	$3,582	$5,946	$457	$6,973	$3,515	$27,015
Collectively evaluated for
impairment	$347,435	$681,231	$1,213,436	$997,681	$364,513	$599,971	$4,204,267
Loans acquired and
accounted for under ASC
310-30	$136,159	$23,505	$43,772	$4,030	$5,394	$30,353	$243,213

The following table presents the activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2016:

	One- to Four-
	Family
	Residential and	Other	Commercial	Commercial	Commercial
	Construction	Residential	Real Estate	Construction	Business	Consumer	Total
	(In Thousands)
Allowance for loan losses
Balance April 1, 2016	$4,883	$2,621	$13,728	$3,126	$3,677	$8,991	$37,026
Provision (benefit) charged to expense	(700)	1,066	2,696	(143)	(114)	(505)	2,300
Losses charged off	(7)	—	(1,422)	—	(173)	(1,762)	(3,364)
Recoveries	8	11	1,155	30	141	826	2,171
Balance June 30, 2016	$4,184	$3,698	$16,157	$3,013	$3,531	$7,550	$38,133

Balance January 1, 2016	$4,900	$3,190	$14,738	$3,019	$4,203	$8,099	$38,149
Provision (benefit) charged to expense	(649)	484	3,984	(14)	(668)	1,264	4,401
Losses charged off	(91)	—	(3,731)	(30)	(192)	(3,499)	(7,543)
Recoveries	24	24	1,166	38	188	1,686	3,126
Balance June 30, 2016	$4,184	$3,698	$16,157	$3,013	$3,531	$7,550	$38,133

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

Impaired loans (excluding FDIC-assisted loans, net of discount), are summarized as follows:

	June 30, 2017
		Unpaid
	Recorded	Principal	Specific
	Balance	Balance	Allowance
	(In Thousands)

One- to four-family residential construction	$380	$380	$—
Subdivision construction	498	512	120
Land development	457	545	—
Commercial construction	—	—	—
Owner occupied one- to four-family residential	3,475	3,766	357
Non-owner occupied one- to four-family residential	2,189	2,446	88
Commercial real estate	5,945	6,303	67
Other residential	3,582	3,600	—
Commercial business	6,973	7,827	3,189
Industrial revenue bonds	—	—	—
Consumer auto	2,272	2,462	412
Consumer other	885	998	133
Home equity lines of credit	359	431	58

Total	$27,015	$29,270	$4,424

	Three Months Ended		Six Months Ended
	June 30, 2017		June 30, 2017
	Average		Average
	Investment	Interest	Investment	Interest
	in Impaired	Income	in Impaired	Income
	Loans	Recognized	Loans	Recognized
	(In Thousands)

One- to four-family residential construction	$382	$—	$386	$—
Subdivision construction	701	5	756	12
Land development	3,069	5	3,267	21
Commercial construction	—	—	—	—
Owner occupied one- to four-family residential	3,302	43	3,356	80
Non-owner occupied one- to four-family residential	2,066	26	1,999	48
Commercial real estate	9,056	101	10,193	159
Other residential	3,719	37	3,761	75
Commercial business	6,979	40	6,432	126
Industrial revenue bonds	—	—	—	—
Consumer auto	2,029	48	2,211	77
Consumer other	857	24	827	39
Home equity lines of credit	339	8	367	18

Total	$32,499	$337	$33,555	$655

	At or for the Year Ended December 31, 2016
				Average
		Unpaid		Investment	Interest
	Recorded	Principal	Specific	in Impaired	Income
	Balance	Balance	Allowance	Loans	Recognized
	(In Thousands)

One- to four-family residential construction	$—	$—	$—	$—	$—
Subdivision construction	818	829	131	948	46
Land development	6,023	6,120	1,291	8,020	304
Commercial construction	—	—	—	—	—
Owner occupied one- to four-family
residential	3,290	3,555	374	3,267	182
Non-owner occupied one- to four-family
residential	1,907	2,177	65	1,886	113
Commercial real estate	10,507	12,121	2,209	23,928	984
Other residential	3,812	3,812	—	6,813	258
Commercial business	4,539	4,652	1,295	2,542	185
Industrial revenue bonds	—	—	—	—	—
Consumer auto	2,097	2,178	629	1,307	141
Consumer other	812	887	244	884	70
Home equity lines of credit	476	492	124	417	32

Total	$34,281	$36,823	$6,362	$50,012	$2,315

	June 30, 2016
		Unpaid
	Recorded	Principal	Specific
	Balance	Balance	Allowance
	(In Thousands)

One- to four-family residential construction	$—	$—	$—
Subdivision construction	964	975	205
Land development	7,464	7,557	1,442
Commercial construction	—	—	—
Owner occupied one- to four-family residential	3,240	3,524	394
Non-owner occupied one- to four-family residential	1,979	2,225	97
Commercial real estate	26,776	28,692	3,080
Other residential	7,511	7,511	—
Commercial business	1,989	2,056	947
Industrial revenue bonds	—	—	—
Consumer auto	1,176	1,223	176
Consumer other	768	822	115
Home equity lines of credit	387	402	65

Total	$52,254	$54,987	$6,521

	Three Months Ended		Six Months Ended
	June 30, 2016		June 30, 2016
	Average		Average
	Investment	Interest	Investment	Interest
	in Impaired	Income	in Impaired	Income
	Loans	Recognized	Loans	Recognized
	(In Thousands)

One- to four-family residential construction	$—	$—	$—	$—
Subdivision construction	990	23	1,019	30
Land development	7,474	77	7,490	146
Commercial construction	—	—	—	—
Owner occupied one- to four-family residential	3,245	22	3,288	79
Non-owner occupied one- to four-family residential	1,891	52	1,841	52
Commercial real estate	28,987	400	31,037	624
Other residential	7,521	77	8,509	175
Commercial business	2,102	24	2,166	48
Industrial revenue bonds	—	—	—	—
Consumer auto	1,005	21	967	38
Consumer other	867	10	883	29
Home equity lines of credit	410	7	435	19

Total	$54,492	$713	$57,635	$1,240

At June 30, 2017, $10.6 million of impaired loans had specific valuation allowances totaling $4.4 million.  At December 31, 2016, $18.1 million of impaired loans had specific valuation allowances totaling $6.4 million.

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

The following tables present newly restructured loans during the three and six months ended June 30, 2017 and 2016, respectively, by type of modification:
	Three Months Ended June 30, 2017
				Total
	Interest Only	Term	Combination	Modification
	(In Thousands)

Consumer	$—	$5	$—	$5

	Six Months Ended June 30, 2017
				Total
	Interest Only	Term	Combination	Modification
	(In Thousands)

Consumer	$—	$5	$—	$5
Commercial business	—	—	274	274

	$—	$5	$274	$279

	Three Months Ended June 30, 2016
				Total
	Interest Only	Term	Combination	Modification
	(In Thousands)

Commercial business	$—	$22	$—	$22
Consumer	—	39	—	39

	$—	$61	$—	$61

	Six Months Ended June 30, 2016
				Total
	Interest Only	Term	Combination	Modification
	(In Thousands)

Mortgage loans on real estate:
One -to four- family residential	$429	$—	$—	$429
Commercial	60	—	—	60
Construction and land development	2,946	—	—	2,946
Commercial business	—	22	—	22
Consumer	—	41	—	41

	$3,435	$63	$—	$3,498

At June 30, 2017, the Company had $13.6 million of loans that were modified in troubled debt restructurings and impaired, as follows:  $850,000 of construction and land development loans, $7.0 million of single family and multi-family residential mortgage loans, $3.8 million of commercial real estate loans, $1.5 million of commercial business loans and $428,000 of consumer loans.  Of the total troubled debt restructurings at June 30, 2017, $11.9 million were accruing interest and $2.0 million were classified as substandard using the Company's internal grading system, which is described below.  The Company had no troubled debt restructurings which were modified in the previous 12 months and subsequently defaulted during the six months ended June 30, 2017.  When loans modified as troubled debt restructurings have subsequent payment defaults, the defaults are factored into the determination of the allowance for loan losses to ensure specific valuation allowances reflect amounts considered uncollectible.  At December 31, 2016, the Company had $21.1 million of loans that were modified in troubled debt restructurings and impaired, as follows:  $5.0 million of construction and land development loans, $7.4 million of single family and multi-family residential mortgage loans, $7.1 million of commercial real estate loans, $1.3 million of commercial business loans and $296,000 of consumer loans.  Of the total troubled debt restructurings at December 31, 2016, $18.9 million were accruing interest and $7.9 million were classified as substandard using the Company's internal grading system.

During the three and six months ended June 30, 2017, $111,000 and $345,000 of loans, respectively, all of which consisted of one- to four- family residential loans, designated as troubled debt restructurings met the criteria for placement back on accrual status.  The criteria is generally a minimum of six months of payment performance under original or modified terms.  During the three months ended June 30, 2016, loans designated as troubled debt restructurings totaling $404,000 met the criteria for placement back on accrual status.  The $404,000 consisted of $235,000 of one- to four- family residential loans, $100,000 of commercial real estate loans and $69,000 of consumer loans.  During the six months ended June 30, 2016, loans designated as troubled debt restructurings totaling $424,000 met the criteria for placement back on accrual status.  The $424,000 consisted of $235,000 of one- to four- family residential loans, $100,000 of commercial real estate loans and $89,000 of consumer loans.
The Company reviews the credit quality of its loan portfolio using an internal grading system that classifies loans as "Satisfactory," "Watch," "Special Mention," "Substandard" and "Doubtful."  Substandard loans are characterized by the distinct possibility that the Bank will sustain some loss if certain deficiencies are not corrected.  Doubtful loans are those having all the weaknesses inherent to those classified Substandard with the added characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.  Special mention loans possess potential weaknesses that deserve management's close attention but do not expose the Bank to a degree of risk that warrants substandard classification.  Loans classified as watch are being monitored because of indications of potential weaknesses or deficiencies that may require future classification as special mention or substandard.  Loans not meeting any of the criteria previously described are considered satisfactory.  The FDIC-assisted acquired loans are evaluated using this internal grading system.  These loans are accounted for in pools.  Minimal adverse classification in these acquired loan pools was identified as of June 30, 2017 and December 31, 2016, respectively.  See Note 7 for further discussion of the acquired loan pools and the termination of the loss sharing agreements.
The Company evaluates the loan risk internal grading system definitions and allowance for loan loss methodology on an ongoing basis.  In the fourth quarter of 2014, the Company began using a three-year average of historical losses for the general component of the allowance for loan loss calculation.  The Company had previously used a five-year average.  For interim periods, the Company uses three full years plus the interim period's annualized average losses for the general component of the allowance for loan loss calculation.  The Company believes that the three-year average provides a better representation of the current risks in the loan portfolio.  This change was made after consultation with our regulators and other third-party consultants, as well as a review of the practices used by the Company's peers.  This change did not materially affect the level of the allowance for loan losses.  The general component of the allowance for loan losses is affected by several factors, including, but not limited to, average historical losses, average life of the loan, the current composition of the loan portfolio, current and expected economic conditions, collateral values and internal risk ratings.  Management considers all these factors in determining the adequacy of the Company's allowance for loan losses.  No other significant changes were made to the loan risk grading system definitions and allowance for loan loss methodology during the past year.

The loan grading system is presented by loan class below:

	June 30, 2017
			Special
	Satisfactory	Watch	Mention	Substandard	Doubtful	Total
	(In Thousands)
One- to four-family residential
construction	$20,325	$587	$—	$380	$—	$21,292
Subdivision construction	16,413	2,512	—	105	—	19,030
Land development	44,066	4,900	—	138	—	49,104
Commercial construction	949,034	—	—	—	—	949,034
Owner occupied one- to four-
family residential	184,983	—	—	1,648	—	186,631
Non-owner occupied one- to four-
family residential	125,678	456	—	890	—	127,024
Commercial real estate	1,198,014	18,064	—	3,304	—	1,219,382
Other residential	680,511	4,140	—	162	—	684,813
Commercial business	340,162	2,634	—	5,497	—	348,293
Industrial revenue bonds	23,193	—	—	—	—	23,193
Consumer auto	427,145	—	—	2,201	—	429,346
Consumer other	65,171	—	—	742	—	65,913
Home equity lines of credit	107,881	—	—	346	—	108,227
Acquired loans no longer covered
by FDIC loss sharing
agreements, net of discounts	177,771	—	—	15	—	177,786
Acquired non-covered loans,
net of discounts	65,427	—	—	—	—	65,427

Total	$4,425,774	$33,293	$—	$15,428	$—	$4,474,495

	December 31, 2016
			Special
	Satisfactory	Watch	Mention	Substandard	Doubtful	Total
	(In Thousands)
One- to four-family residential
construction	$20,771	$966	$—	$—	$—	$21,737
Subdivision construction	14,059	2,729	—	398	—	17,186
Land development	39,925	5,140	—	5,559	—	50,624
Commercial construction	780,614	—	—	—	—	780,614
Owner occupied one- to-four-
family residential	198,835	67	—	1,438	—	200,340
Non-owner occupied one- to-
four-family residential	135,930	465	—	529	—	136,924
Commercial real estate	1,160,280	20,154	—	6,472	—	1,186,906
Other residential	658,846	4,370	—	162	—	663,378
Commercial business	342,685	2,651	—	3,292	—	348,628
Industrial revenue bonds	25,065	—	—	—	—	25,065
Consumer auto	492,165	—	—	2,068	—	494,233
Consumer other	69,338	—	—	663	—	70,001
Home equity lines of credit	108,290	—	—	463	—	108,753
Acquired FDIC-covered loans,
net of discounts	134,356	—	—	—	—	134,356
Acquired loans no longer covered
by FDIC loss sharing
agreements, net of discounts	72,552	—	—	17	—	72,569
Acquired non-covered loans,
net of discounts	76,234	—	—	—	—	76,234

Total	$4,329,945	$36,542	$—	$21,061	$—	$4,387,548

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
The loans and foreclosed assets purchased in the InterBank transaction were covered by a loss sharing agreement between the FDIC and Great Southern Bank.  Under the loss sharing agreement, the FDIC agreed to cover 80% of the losses on the loans (excluding approximately $60,000 of consumer loans) and foreclosed assets purchased subject to certain limitations.  Realized losses covered by the loss sharing agreement included loan contractual balances (and related unfunded commitments that were acquired), accrued interest on loans for up to 90 days, the book value of foreclosed real estate acquired, and certain direct costs, less cash or other consideration received by Great Southern.  This agreement originally was to extend for ten years for 1-4 family real estate loans and for five years for other loans but was terminated early, effective June 9, 2017, by mutual agreement of Great Southern Bank and the FDIC.  See "Loss Sharing Agreements" below.  Based upon the acquisition date fair values of the net assets acquired, no goodwill was recorded.  A premium was recorded in conjunction with the fair value of the acquired loans and the amount amortized to yield during the three months ended June 30, 2017 and 2016 was $70,000 and $93,000, respectively.  The amount amortized to yield during the six months ended June 30, 2017 and 2016 was $146,000 and $191,000, respectively.
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
Based upon the acquisition date fair values of the net assets acquired, no goodwill was recorded. A premium was recorded in conjunction with the fair value of the acquired loans and the amount amortized to yield during the three months ended June 30, 2017 and 2016 was $63,000 and $131,000, respectively.  The amount amortized to yield during the six months ended June 30, 2017 and 2016 was $143,000 and $280,000, respectively.
Loss Sharing Agreements.  On April 26, 2016, Great Southern Bank executed an agreement with the FDIC to terminate the loss sharing agreements for Team Bank, Vantus Bank and Sun Security Bank, effective immediately.  The agreement required the FDIC to pay $4.4 million to settle all outstanding items related to the terminated loss sharing agreements.  As a result of entering into the agreement, assets that were covered by the terminated loss sharing agreements, including covered loans in the amount of $61.5 million and covered other real estate owned in the amount of $468,000 as of March 31, 2016, were reclassified as non-covered assets effective April 26, 2016.  In anticipation of terminating the loss sharing agreements, an impairment of the related indemnification assets was recorded during the three months ended March 31, 2016 in the amount of $584,000.  On the date of the termination, the indemnification asset balances (and certain other receivables from the FDIC) related to Team Bank, Vantus Bank and Sun Security Bank, which totaled $4.4 million, net of impairment, at March 31, 2016, became $0 as a result of the receipt of funds from the FDIC as outlined in the termination agreement.  There will be no future effects on non-interest income (expense) related to adjustments or amortization of the indemnification assets for Team Bank, Vantus Bank or Sun Security Bank; however, adjustments and amortization related to the InterBank indemnification asset and loss sharing agreement continued until their termination discussed below.  The remaining accretable yield adjustments that affect interest income were not changed by the termination agreement and will continue to be recognized for all FDIC-assisted transactions in the same manner as they have been previously.

On June 9, 2017, Great Southern Bank executed an agreement with the FDIC to terminate the loss sharing agreements for InterBank, effective immediately.  Pursuant to the termination agreement, the FDIC paid $15.0 million to the Bank to settle all outstanding items related to the terminated loss sharing agreements.  The Company recorded a pre-tax gain on the termination of $7.7 million.  As a result of entering into the termination agreement, assets that were covered by the terminated loss sharing arrangements, including covered loans in the amount of $138.8 million and covered other real estate owned in the amount of $2.9 million as of March 31, 2017, were reclassified as non-covered assets effective June 9, 2017.  All rights and obligations of the Bank and the FDIC under the terminated loss sharing agreements, including the settlement of all existing loss sharing and expense reimbursement claims, have been resolved and terminated.

The termination of the loss sharing agreements for the TeamBank, Vantus Bank, Sun Security Bank and InterBank transactions have no impact on the yields for the loans that were previously covered under these agreements. All post-termination recoveries, gains, losses and expenses related to these previously covered assets are recognized entirely by Great Southern Bank since the FDIC no longer shares in such gains or losses. Accordingly, the Company's earnings are positively impacted to the extent the Company recognizes gains on any sales or recoveries in excess of the carrying value of such assets. Similarly, the Company's future earnings will be negatively impacted to the extent the Company recognizes expenses, losses or charge-offs related to such assets.

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

The amount of the estimated cash flows expected to be received from the acquired loan pools in excess of the fair values recorded for the loan pools is referred to as the accretable yield.  The accretable yield is recognized as interest income over the estimated lives of the loans.  The Company continues to evaluate the fair value of the loans including cash flows expected to be collected.  Increases in the Company's cash flow expectations are recognized as increases to the accretable yield while decreases are recognized as impairments through the allowance for loan losses.  During the three and six months ended June 30, 2017, improvements in expected cash flows related to the acquired loan portfolios resulted in adjustments of $-0- and $155,000, respectively, to the accretable yield to be spread over the estimated remaining lives of the loans on a level-yield basis. During the three and six months ended June 30, 2016, similar such adjustments totaling $725,000 and $5.0 million, respectively, were made to the accretable yield.  The increases in expected cash flows also reduced the amount of expected reimbursements under the loss sharing agreements, when applicable, until they were terminated or expired.  During the three and six months ended June 30, 2017, this resulted in corresponding adjustments of $-0- and $-0-, respectively, to the indemnification assets (which have now been reduced to $-0- due to the termination of the loss sharing agreements).  During the three and six months ended June 30, 2016, corresponding adjustments of $160,000 and $1.9 million, respectively, were made to the indemnification assets.

Because these adjustments will be recognized generally over the remaining lives of the loan pools, they will impact future periods as well.  The remaining accretable yield adjustment that will affect interest income is $3.2 million.  The $3.2 million of accretable yield adjustment relates to Team Bank, Vantus Bank, Sun Security Bank, InterBank and Valley Bank.  As there is no longer, nor will there be in the future, indemnification asset amortization related to Team Bank, Vantus Bank, Sun Security Bank or InterBank due to the termination or expiration of the related loss sharing agreements for those transactions, there is no remaining indemnification asset or related adjustments that will affect non-interest income (expense).  Of the remaining adjustments affecting interest income, we expect to recognize $1.2 million of interest income during the remainder of 2017.  Additional adjustments may be recorded in future periods from the FDIC-assisted transactions, as the Company continues to estimate expected cash flows from the acquired loan pools.

The impact of adjustments on the Company's financial results is shown below:

	Three Months Ended		Three Months Ended
	June 30, 2017		June 30, 2016
	(In Thousands, Except Per Share Data
	and Basis Points Data)

Impact on net interest income/
net interest margin (in basis points)	$1,282	12 bps	$3,858	39 bps
Non-interest income	—		(1,774)
Net impact to pre-tax income	$1,282		$2,084
Net impact net of taxes	$817		$1,355
Impact to diluted earnings per common share	$0.06		$0.10

	Six Months Ended		Six Months Ended
	June 30, 2017		June 30, 2016
	(In Thousands, Except Per Share Data
	and Basis Points Data)

Impact on net interest income/
net interest margin (in basis points)	$3,262	16 bps	$9,240	47 bps
Non-interest income	(634)		(4,708)
Net impact to pre-tax income	$2,628		$4,532
Net impact net of taxes	$1,674		$2,946
Impact to diluted earnings per common share	$0.12		$0.21

The loss sharing asset was measured separately from the loan portfolio because it was not contractually embedded in the loans and was not transferable with the loans should the Bank have chosen to dispose of them. Fair value was estimated using projected cash flows available for loss sharing based on the credit adjustments estimated for each loan pool (as discussed above) and the loss sharing percentages outlined in the applicable Purchase and Assumption Agreement with the FDIC. These cash flows were discounted to reflect the uncertainty of the timing and receipt of the loss sharing reimbursement from the FDIC. The loss sharing asset was also separately measured from the related foreclosed real estate.  The loss sharing agreement on the InterBank transaction included a clawback provision whereby if credit loss performance was better than certain pre-established thresholds, then a portion of the monetary benefit was to be shared with the FDIC.

At December 31, 2016, the Bank's internal estimate of credit performance was expected to be better than the threshold set by the FDIC in the loss sharing agreement.  Therefore, a separate clawback liability totaling $6.6 million was recorded in accounts payable and accrued expenses at December 31, 2016.  This clawback liability was included in the calculation of the final settlement payment related to the termination of the InterBank loss sharing agreements.

TeamBank Loans and Foreclosed Assets.  The following tables present the balances of the acquired loans and foreclosed assets related to the TeamBank transaction at June 30, 2017 and December 31, 2016. Gross loan balances (due from the borrower) were reduced by approximately $420.8 million since the transaction date because of $288.0 million of repayments from borrowers, $61.7 million in transfers to foreclosed assets and $71.1 million in charge-offs to customer loan balances.  Based upon the collectability analyses performed in connection with the acquisition, we expected certain levels of foreclosures and charge-offs and actual results have been better than our expectations in this regard.  As a result, cash flows expected to be received from the acquired loan pools have increased, resulting in adjustments that were made to the related accretable yield as described above.

	June 30, 2017
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$15,320	$14
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(695)	—
Original estimated fair value of assets, net of activity since
acquisition date	(14,457)	(14)

Expected loss remaining	$168	$—

	December 31, 2016
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$18,838	$14
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(846)	—
Original estimated fair value of assets, net of activity since
acquisition date	(17,833)	(14)

Expected loss remaining	$159	$—

Vantus Bank Loans and Foreclosed Assets.  The following tables present the balances of the acquired loans and foreclosed assets related to the Vantus Bank transaction at June 30, 2017 and December 31, 2016. Gross loan balances (due from the borrower) were reduced by approximately $310.4 million since the transaction date because of $264.6 million of repayments from borrowers, $16.7 million in transfers to foreclosed assets and $29.1 million in charge-offs to customer loan balances.  Based upon the collectability analyses performed in connection with the acquisition, we expected certain levels of foreclosures and charge-offs and actual results have been better than our expectations in this regard.  As a result, cash flows expected to be received from the acquired loan pools have increased, resulting in adjustments that were made to the related accretable yield as described above.

	June 30, 2017
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$21,169	$15
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(172)	—
Original estimated fair value of assets, net of activity since
acquisition date	(20,760)	(15)

Expected loss remaining	$237	$—

	December 31, 2016
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$23,712	$15
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(239)	—
Original estimated fair value of assets, net of activity since
acquisition date	(23,232)	(15)

Expected loss remaining	$241	$—

Sun Security Bank Loans and Foreclosed Assets.  The following tables present the balances of the acquired loans and foreclosed assets related to the Sun Security Bank transaction at June 30, 2017 and December 31, 2016.  Gross loan balances (due from the borrower) were reduced by approximately $204.0 million since the transaction date because of $144.6 million of repayments from borrowers, $28.5 million in transfers to foreclosed assets and $30.9 million of charge-offs to customer loan balances.  Based upon the collectability analyses performed in connection with the acquisition, we expected certain levels of foreclosures and charge-offs and actual results have been better than our expectations in this regard.  As a result, cash flows expected to be received from the acquired loan pools have increased, resulting in adjustments that were made to the related accretable yield as described above.
	June 30, 2017
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$30,487	$333
Reclassification from nonaccretable discount to accretable discount due to change in expected losses (net of accretion to date)	(727)	—
Original estimated fair value of assets, net of activity since
acquisition date	(28,762)	(326)

Expected loss remaining	$998	$7

	December 31, 2016
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$33,579	$365
Reclassification from nonaccretable discount to accretable discount due to change in expected losses (net of accretion to date)	(1,086)	—
Original estimated fair value of assets, net of activity since
acquisition date	(31,499)	(286)

Expected loss remaining	$994	$79

InterBank Loans, Foreclosed Assets and Indemnification Asset.  The following table presents the balances of the acquired loans, foreclosed assets and FDIC indemnification asset (for periods prior to the termination of the loss sharing agreements) related to the InterBank transaction at June 30, 2017 and December 31, 2016.  Gross loan balances (due from the borrower) were reduced by approximately $264.9 million since the transaction date because of $223.3 million of repayments by the borrower, $18.9 million in transfers to foreclosed assets and $22.7 million of charge-offs to customer loan balances.  Based upon the collectability analyses performed in connection with the acquisition, we expected certain levels of foreclosures and charge-offs and actual results have been better than our expectations in this regard.  As a result, cash flows expected to be received from the acquired loan pools have increased, resulting in adjustments that were made to the related accretable yield as described above.

	June 30, 2017
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$128,404	$3,796
Non-credit premium/(discount), net of activity since acquisition date	397	—
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(982)	—
Original estimated fair value of assets, net of activity since
acquisition date	(113,805)	(3,796)

Expected loss remaining	$14,014	$—

	December 31, 2016
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$149,657	$1,417
Non-credit premium/(discount), net of activity since acquisition date	543	—
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(1,984)	—
Original estimated fair value of assets, net of activity since
acquisition date	(134,355)	(1,417)

Expected loss remaining	13,861	—
Assumed loss sharing recovery percentage	84%	—

Estimated loss sharing value	11,644	—
FDIC loss share clawback	953	—
Indemnification asset to be amortized resulting from
change in expected losses	1,586	—
Accretable discount on FDIC indemnification asset	(1,038)	—
FDIC indemnification asset	$13,145	$—

Valley Bank Loans and Foreclosed Assets.  The following tables present the balances of the acquired loans and foreclosed assets related to the Valley Bank transaction at June 30, 2017 and December 31, 2016.  Gross loan balances (due from the borrower) were reduced by approximately $121.3 million since the transaction date because of $109.7 million of repayments by the borrower, $3.9 million in transfers to foreclosed assets and $7.7 million of charge-offs to customer loan balances.  The Valley Bank transaction did not include a loss sharing agreement; however, the loans were recorded at a discount, which is accreted to yield over the life of the loans.  Based upon the collectability analyses performed in connection with the acquisition, we expected certain levels of foreclosures and charge-offs and actual results have been better than our expectations in this regard. As a result, cash flows expected to be received from the acquired loan pools have increased, resulting in adjustments that were made to the related accretable yield as described above.

	June 30, 2017
		Foreclosed
	Loans	Assets
	(In Thousands)

Initial basis, net of activity since acquisition date	$71,860	$1,938
Non-credit premium/(discount), net of activity since acquisition date	86	—
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(592)	—
Original estimated fair value of assets, net of activity since
acquisition date	(65,424)	(1,938)

Expected loss remaining	$5,930	$—

	December 31, 2016
		Foreclosed
	Loans	Assets
	(In Thousands)

Initial basis, net of activity since acquisition date	$84,283	$1,973
Non-credit premium/(discount), net of activity since acquisition date	228	—
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(2,121)	—
Original estimated fair value of assets, net of activity since
acquisition date	(76,231)	(1,952)

Expected loss remaining	$6,159	$21

Changes in the accretable yield for acquired loan pools were as follows for the three and six months ended June 30, 2017 and 2016:

			Sun Security
	TeamBank	Vantus Bank	Bank	InterBank	Valley Bank
	(In Thousands)

Balance, April 1, 2016	$3,486	$3,236	$5,323	$14,555	$8,232
Accretion	(550)	(502)	(979)	(3,475)	(2,717)
Change in expected
accretable yield(1)	(50)	483	670	738	1,009

Balance, June 30, 2016	$2,886	$3,217	$5,014	$11,818	$6,524

Balance, April 1, 2017	$2,496	$2,354	$3,795	$6,910	$4,400
Accretion	(312)	(383)	(574)	(1,885)	(1,470)
Change in expected
accretable yield(1)	119	209	465	389	383

Balance, June 30, 2017	$2,303	$2,180	$3,686	$5,414	$3,313

(1)
Represents increases in estimated cash flows expected to be received from the acquired loan pools, partially due to lower estimated credit losses.  The amounts also include changes in expected accretion of the loan pools for TeamBank, Vantus Bank, Sun Security Bank, InterBank and Valley Bank for the three months ended June 30, 2017, totaling $119,000, $209,000, $465,000, $389,000 and $383,000, respectively, and for the three months ended June 30, 2016, totaling $(50,000), $483,000, $670,000, $538,000 and $484,000, respectively.

			Sun Security
	TeamBank	Vantus Bank	Bank	InterBank	Valley Bank
	(In Thousands)

Balance, January 1, 2016	$3,805	$3,360	$5,924	$16,347	$8,316
Accretion	(1,031)	(991)	(2,051)	(8,116)	(5,863)
Change in expected
accretable yield(1)	112	848	1,141	3,587	4,071

Balance, June 30, 2016	$2,886	$3,217	$5,014	$11,818	$6,524

Balance, January 1, 2017	$2,477	$2,547	$4,277	$8,512	$4,797
Accretion	(967)	(739)	(1,196)	(4,162)	(3,394)
Change in expected
accretable yield(1)	793	372	605	1,064	1,910

Balance, June 30, 2017	$2,303	$2,180	$3,686	$5,414	$3,313

(1)
Represents increases in estimated cash flows expected to be received from the acquired loan pools, partially due to lower estimated credit losses.  The amounts also include changes in expected accretion of the loan pools for TeamBank, Vantus Bank, Sun Security Bank, InterBank and Valley Bank for the six months ended June 30, 2017, totaling $793,000, $367,000, $605,000, $1.1 million and $1.8 million, respectively, and for the six months ended June 30, 2016, totaling $112,000, $848,000, $974,000, $1.2 million and $1.1 million, respectively.

NOTE 8: OTHER REAL ESTATE OWNED

Major classifications of other real estate owned were as follows:
	June 30,	December 31,
	2017	2016
	(In Thousands)
Foreclosed assets held for sale
One- to four-family construction	$—	$—
Subdivision construction	6,217	6,360
Land development	10,322	10,886
Commercial construction	—	—
One- to four-family residential	465	1,217
Other residential	—	954
Commercial real estate	2,275	3,841
Commercial business	—	—
Consumer	2,506	1,991
	21,785	25,249
FDIC-supported foreclosed assets, net of discounts	—	1,426
Acquired foreclosed assets no longer covered by FDIC loss sharing
agreements, net of discounts	4,151	316
Acquired foreclosed assets not covered by FDIC loss sharing
agreements, net of discounts	1,938	1,952

Foreclosed assets held for sale, net	27,874	28,943

Other real estate owned not acquired through foreclosure	2,240	3,715

Other real estate owned	$30,114	$32,658

At June 30, 2017, other real estate owned not acquired through foreclosure includes 14 properties, 13 of which were branch locations that have been closed and are held for sale, and one of which is land acquired for a potential branch location.  During the six months ended June 30, 2017, three former branch locations were sold at an aggregate gain of $269,000, which is included in the gain on sales of other real estate owned amount in the table below.  There was no activity during the three months ended June 30, 2017

At June 30, 2017, residential mortgage loans totaling $1.8 million were in the process of foreclosure, $1.7 million of which were acquired loans.
Expenses applicable to other real estate owned included the following:
	Three Months Ended
	June 30,
	2017	2016
	(In Thousands)

Net gain on sales of other real estate owned	$(60)	$(319)
Valuation write-downs	—	421
Operating expenses, net of rental income	737	772

	$677	$874

	Six Months Ended
	June 30,
	2017	2016
	(In Thousands)

Net gain on sales of other real estate owned	$(728)	$(251)
Valuation write-downs	—	321
Operating expenses, net of rental income	1,979	1,715

	$1,251	$1,785

NOTE 9: DEPOSITS

	June 30,	December 31,
	2017	2016
	(In Thousands)
Time Deposits:
0.00% - 0.99%	$484,857	$695,738
1.00% - 1.99%	845,887	737,649
2.00% - 2.99%	52,314	48,777
3.00% - 3.99%	691	1,119
4.00% - 4.99%	1,111	1,171
5.00% and above	272	272
Total time deposits (1.09% - 1.01%)	1,385,132	1,484,726
Non-interest-bearing demand deposits	648,526	653,288
Interest-bearing demand and savings deposits (0.29% - 0.26%)	1,538,987	1,539,216
Total Deposits	$3,572,645	$3,677,230

NOTE 10: ADVANCES FROM FEDERAL HOME LOAN BANK

Advances from the Federal Home Loan Bank (FHLBank advances) at June 30, 2017 and December 31, 2016 consisted of the following:
	June 30, 2017		December 31, 2016
		Weighted		Weighted
		Average		Average
		Interest		Interest
Due In	Amount	Rate	Amount	Rate
	(In Thousands)		(In Thousands)

2017	$—	—%	$30,826	3.26%
2018	—	—	81	5.14
2019	—	—	28	5.14
2020	—	—	—	—
2021	—	—	—	—
2022 and thereafter	—	—	500	5.54

	—	—	31,435	3.30

Unamortized fair value adjustment	—		17

	$—		$31,452

NOTE 11: SECURITIES SOLD UNDER REVERSE REPURCHASE AGREEMENTS AND SHORT-TERM BORROWINGS

	June 30, 2017	December 31, 2016
	(In Thousands)

Notes payable – Community Development
Equity Funds	$1,365	$1,323
Overnight borrowings from the Federal Home Loan Bank	184,000	171,000
Securities sold under reverse repurchase agreements	111,992	113,700

	$297,357	$286,023

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
	June 30, 2017	December 31, 2016
	Overnight and	Overnight and
	Continuous	Continuous
	(In Thousands)

FHLBank CD	$15,002	$16,202
Mortgage-backed securities – GNMA, FNMA, FHLMC	96,990	97,498
	$111,992	$113,700

NOTE 12: SUBORDINATED NOTES

On August 8, 2016, the Company completed the public offering and sale of $75.0 million of its subordinated notes.  The notes are due August 15, 2026, and have a fixed interest rate of 5.25% until August 15, 2021, at which time the rate becomes floating at a rate equal to three-month LIBOR plus 4.087%.  The Company may call the notes at par beginning on August 15, 2021, and on any scheduled interest payment date thereafter.  The notes were sold at par, resulting in net proceeds, after underwriting discounts and commissions, legal, accounting and other professional fees, of approximately $73.5 million.  The debt issuance costs, totaling approximately $1.5 million, were deferred and are being amortized over the expected life of the notes, which is 10 years.  Amortization of the debt issuance costs during the three and six months ended June 30, 2017 totaled $38,000 and $76,000, respectively, and is included in interest expense on subordinated notes in the consolidated statements of income, resulting in an imputed interest rate of 5.47%.

At June 30, 2017 and December 31, 2016, Subordinated Notes are summarized as follows:

	June 30, 2017	December 31, 2016
	(In Thousands)

Subordinated notes	$75,000	$75,000
Less: unamortized debt issuance costs	1,387	1,463
	$73,613	$73,537

NOTE 13: INCOME TAXES

Reconciliations of the Company's effective tax rates to the statutory corporate tax rates were as follows:

	Three Months Ended June 30,
	2017	2016
Tax at statutory rate	35.0%	35.0%
Nontaxable interest and dividends	(1.2)	(1.6)
Tax credits	(4.3)	(6.5)
State taxes	1.8	1.1
Other	(0.5)	0.3

	30.8%	28.3%

	Six Months Ended June 30,
	2017	2016
Tax at statutory rate	35.0%	35.0%
Nontaxable interest and dividends	(1.5)	(2.1)
Tax credits	(5.1)	(7.5)
State taxes	1.5	1.1
Other	(1.0)	0.4

	28.9%	26.9%

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

The Company considers transfers between the levels of the hierarchy to be recognized at the end of related reporting periods.  From December 31, 2016 to June 30, 2017, no assets for which fair value is measured on a recurring basis transferred between any levels of the hierarchy.

 Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying statements of financial condition measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fell at June 30, 2017 and December 31, 2016:

		Fair value measurements using
		Quoted prices
		in active
		markets	Other	Significant
		for identical	observable	unobservable
		assets	inputs	inputs
	Fair value	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
June 30, 2017
Mortgage-backed securities	$133,558	$—	$133,558	$—
States and political subdivisions	61,586	—	61,586	—
Interest rate derivative asset	1,504	—	1,504	—
Interest rate derivative liability	(1,584)	—	(1,584)	—

December 31, 2016
Mortgage-backed securities	$146,035	$—	$146,035	$—
States and political subdivisions	67,837	—	67,837	—
Interest rate derivative asset	1,663	—	1,663	—
Interest rate derivative liability	(1,699)	—	(1,699)	—

The following is a description of inputs and valuation methodologies used for assets recorded at fair value on a recurring basis and recognized in the accompanying statements of financial condition at June 30, 2017 and December 31, 2016, as well as the general classification of such assets pursuant to the valuation hierarchy.  There have been no significant changes in the valuation techniques during the six-month period ended June 30, 2017.  For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

Available-for-Sale Securities. Investment securities available for sale are recorded at fair value on a recurring basis. The fair values used by the Company are obtained from an independent pricing service, which represent either quoted market prices for the identical asset or fair values determined by pricing models, or other model-based valuation techniques, that consider observable market data, such as interest rate volatilities, LIBOR yield curve, credit spreads and prices from market makers and live trading systems.  Recurring Level 2 securities include U.S. government agency securities, mortgage-backed securities, state and municipal bonds and certain other investments. Inputs used for valuing Level 2 securities include observable data that may include dealer quotes, benchmark yields, market spreads, live trading levels and market consensus prepayment speeds, among other things. Additional inputs include indicative values derived from the independent pricing service's proprietary computerized models.  There were no recurring Level 3 securities at June 30, 2017 or December 31, 2016.

Interest Rate Derivatives. The fair value is estimated using forward-looking interest rate curves and is determined using observable market rates and, therefore, are classified within Level 2 of the valuation hierarchy.

Nonrecurring Measurements

The following tables present the fair value measurements of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2017 and December 31, 2016:

		Fair Value Measurements Using
		Quoted prices
		in active
		markets	Other	Significant
		for identical	observable	unobservable
		assets	inputs	inputs
	Fair value	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
June 30, 2017
Impaired loans	$4,607	$—	$—	$4,607

Foreclosed assets held for sale	$630	$—	$—	$630

December 31, 2016
Impaired loans	$8,280	$—	$—	$8,280

Foreclosed assets held for sale	$1,604	$—	$—	$1,604

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

Loans Held for Sale.  Mortgage loans held for sale are recorded at the lower of carrying value or fair value.  The fair value of mortgage loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics.  As such, the Company classifies mortgage loans held for sale as Nonrecurring Level 2.  Write-downs to fair value typically do not occur as the Company generally enters into commitments to sell individual mortgage loans at the time the loan is originated to reduce market risk.  The Company typically does not have commercial loans held for sale.  At June 30, 2017 and December 31, 2016, the aggregate fair value of mortgage loans held for sale exceeded their cost.  Accordingly, no mortgage loans held for sale were marked down and reported at fair value.
Impaired Loans.  A loan is considered to be impaired when it is probable that all of the principal and interest due may not be collected according to its contractual terms. Generally, when a loan is considered impaired, the amount of reserve required under FASB ASC 310, Receivables, is measured based on the fair value of the underlying collateral. The Company makes such measurements on all material loans deemed impaired using the fair value of the collateral for collateral dependent loans. The fair value of collateral used by the Company is determined by obtaining an observable market price or by obtaining an appraised value from an independent, licensed or certified appraiser, using observable market data. This data includes information such as selling prices of similar properties and capitalization rates of similar properties sold within the market, expected future cash flows or earnings of the subject property based on current market expectations, and other relevant factors. All appraised values are adjusted for market-related trends based on the Company's experience in sales and other appraisals of similar property types as well as estimated selling costs.  Each quarter management reviews all collateral dependent impaired loans on a loan-by-loan basis to determine whether updated appraisals are necessary based on loan performance, collateral type and guarantor support.  At times, the Company measures the fair value of collateral dependent impaired loans using appraisals with dates prior to one year from the date of review.  These appraisals are discounted by applying current, observable market data about similar property types such as sales contracts, estimations of value by individuals familiar with the market, other appraisals, sales or collateral assessments based on current market activity until updated appraisals are obtained.  Depending on the length of time since an appraisal was performed and the data provided through our reviews, these appraisals are typically discounted 10-40%.  The policy described above is the same for all types of collateral dependent impaired loans.

The Company records impaired loans as Nonrecurring Level 3. If a loan's fair value as estimated by the Company is less than its carrying value, the Company either records a charge-off of the portion of the loan that exceeds the fair value or establishes a reserve within the allowance for loan losses specific to the loan.  Loans for which such charge-offs or reserves were recorded during the six months ended June 30, 2017 or the year ended December 31, 2016, are shown in the table above (net of reserves).

Foreclosed Assets Held for Sale.  Foreclosed assets held for sale are initially recorded at fair value less estimated cost to sell at the date of foreclosure.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less estimated cost to sell.  Foreclosed assets held for sale are classified within Level 3 of the fair value hierarchy.  The foreclosed assets represented in the table above have been re-measured during the six months ended June 30, 2017 or the year ended December 31, 2016, subsequent to their initial transfer to foreclosed assets.

The following disclosure relates to financial assets for which it is not practicable for the Company to estimate the fair value at June 30, 2017 and December 31, 2016.

FDIC Indemnification Asset: As part of certain Purchase and Assumption Agreements, the Bank and the FDIC entered into loss sharing agreements. These agreements cover realized losses on loans and foreclosed real estate, subject to certain limitations, which are more fully described in Note 7.  During 2016 and 2017, these loss sharing agreements (related to TeamBank, Vantus Bank, Sun Security Bank and InterBank) were terminated by agreement between the Company and the FDIC.

Due to the termination of those loss sharing agreements, the carrying value of the indemnification asset for each of those transactions was $-0- at June 30, 2017. The InterBank loss sharing agreement was still in effect at December 31, 2016.  The carrying value of the FDIC indemnification asset for that transaction was $13.1 million at December 31, 2016.
From the dates of acquisition, each of the loss sharing agreements were scheduled to extend ten years for 1-4 family real estate loans and five years for other loans.  The loss sharing assets are measured separately from the loan portfolios because they are not contractually embedded in the loans and are not transferable with the loans should the Bank choose to dispose of them.  Fair values on the acquisition dates were estimated using projected cash flows available for loss sharing based on the credit adjustments estimated for each loan pool and the loss sharing percentages.  These cash flows were discounted to reflect the uncertainty of the timing and receipt of the loss sharing reimbursements from the FDIC.  The loss sharing assets are also separately measured from the related foreclosed real estate.  Although the assets are contractual receivables from the FDIC, they do not have effective interest rates.  The Bank collects the assets over several years.  The amount ultimately collected depends on the timing and amount of collections and charge-offs on the acquired assets covered by the loss sharing agreements.  While the assets were recorded at their estimated fair values on the acquisition dates, it is not practicable to complete fair value analyses on a quarterly or annual basis.  Estimating the fair value of the FDIC indemnification asset would involve preparing fair value analyses of the entire portfolios of loans and foreclosed assets covered by the loss sharing agreements from all four acquisitions on a quarterly or annual basis.  The loss sharing agreements for Team Bank, Vantus Bank and Sun Security Bank were terminated on April 26, 2016, and the carrying value of the related indemnification assets became $-0-.  The loss sharing agreements for InterBank were terminated on June 9, 2017, and the carrying value of the related indemnification asset became $-0-. The termination of the loss sharing agreements is discussed in Note 7.
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

Federal Home Loan Bank Advances.  Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate the fair value of advances.

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

	June 30, 2017			December 31, 2016
	Carrying	Fair	Hierarchy	Carrying	Fair	Hierarchy
	Amount	Value	Level	Amount	Value	Level
	(In Thousands)

Financial assets
Cash and cash equivalents	$212,505	$212,505	1	$279,769	$279,769	1
Held-to-maturity securities	130	134	2	247	258	2
Mortgage loans held for sale	8,178	8,178	2	16,445	16,445	2
Loans, net of allowance for loan losses	3,772,816	3,783,674	3	3,759,966	3,766,709	3
Accrued interest receivable	10,818	10,818	3	11,875	11,875	3
Investment in FHLBank stock	12,842	12,842	3	13,034	13,034	3

Financial liabilities
Deposits	3,572,645	3,579,608	3	3,677,230	3,683,751	3
FHLBank advances	—	—	3	31,452	32,379	3
Short-term borrowings	297,357	297,357	3	286,023	286,023	3
Subordinated debentures	25,774	25,774	3	25,774	25,774	3
Subordinated notes	73,613	76,125	2	73,537	76,031	2
Accrued interest payable	2,587	2,587	3	2,723	2,723	3
Unrecognized financial instruments (net of
contractual value)
Commitments to originate loans	—	—	3	—	—	3
Letters of credit	66	66	3	92	92	3
Lines of credit	—	—	3	—	—	3

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
As part of the Valley Bank FDIC-assisted acquisition, the Company acquired seven loans with related interest rate swaps.  Valley's swap program differed from the Company's in that Valley did not have back to back swaps with the customer and a counterparty.  Two of the seven acquired loans with interest rate swaps have paid off.  The notional amount of the five remaining Valley swaps was $3.4 million at June 30, 2017.  As of June 30, 2017, excluding the Valley Bank swaps, the Company had 26 interest rate swaps totaling $111.1 million in notional amount with commercial customers, and 26 interest rate swaps with the same notional amount with third parties related to its program.  As of December 31, 2016, excluding the Valley Bank swaps, the Company had 26 interest rate swaps totaling $110.7 million in notional amount with commercial customers, and 26 interest rate swaps with the same notional amount with third parties related to its program.  During the three months ended June 30, 2017 and 2016, the Company recognized net losses of $20,000 and $75,000, respectively, in noninterest income related to changes in the fair value of these swaps.  During the six months ended June 30, 2017 and 2016, the Company recognized net losses of $13,000 and $237,000, respectively, in noninterest income related to changes in the fair value of these swaps.

Cash Flow Hedges

As a strategy to maintain acceptable levels of exposure to the risk of changes in future cash flows due to interest rate fluctuations, the Company entered into an interest rate cap agreement for a portion of its floating rate debt associated with its trust preferred securities.  The agreement, with a notional amount of $25 million, states that the Company will pay interest on its trust preferred debt in accordance with the original debt terms at a rate of 3-month LIBOR + 1.60%.  Should interest rates rise above a certain threshold, the counterparty will reimburse the Company for interest paid such that the Company will have an effective interest rate on that portion of its trust preferred securities no higher than 2.37%.  The agreement became effective on August 1, 2013, and had a term of four years.

The effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.  Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.  During each of the three and six months ended June 30, 2017 and 2016, the Company recognized $-0- in noninterest income related to changes in the fair value of these derivatives. During the three months ended June 30, 2017 and 2016, the Company recognized $96,000 and $49,000, respectively, in interest expense related to the amortization of the cost of these interest rate caps.  During the six months ended June 30, 2017 and 2016, the Company recognized $183,000 and $89,000, respectively, in interest expense related to the amortization of the cost of these interest rate caps.

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the Consolidated Statements of Financial Condition:

	Location in	Fair Value
	Consolidated Statements	June 30,	December 31,
	of Financial Condition	2017	2016
		(In Thousands)
Derivatives designated as
hedging instruments

Interest rate caps	Prepaid expenses and other assets	$9	$40

Total derivatives designated
as hedging instruments		$9	$40

Derivatives not designated
as hedging instruments

Asset Derivatives
Interest rate products	Prepaid expenses and other assets	$1,495	$1,623

Total derivatives not designated
as hedging instruments		$1,495	$1,623

Liability Derivatives
Interest rate products	Accrued expenses and other liabilities	$1,584	$1,699

Total derivatives not designated
as hedging instruments		$1,584	$1,699

The following table presents the effect of derivative instruments on the statements of comprehensive income for the three and six months ended June 30, 2017 and 2016:
	Amount of Gain (Loss) Recognized in AOCI
	Three Months Ended June 30,
Cash Flow Hedges	2017	2016
	(In Thousands)

Interest rate cap, net of income taxes	$46	$14

	Amount of Gain (Loss) Recognized in AOCI
	Six Months Ended June 30,
Cash Flow Hedges	2017	2016
	(In Thousands)

Interest rate cap, net of income taxes	$97	$(16)

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

As of June 30, 2017, the termination value of derivatives in a net liability position, which included accrued interest but excluded any adjustment for nonperformance risk, related to these agreements was $1.6 million.  The Company has minimum collateral posting thresholds with its derivative counterparties.  At June 30, 2017, the Company's activity with its derivative counterparties met the level in which the minimum collateral posting thresholds take effect and the Company posted $4.1 million of collateral to satisfy the agreements.  As of December 31, 2016, the termination value of derivatives in a net liability position, which included accrued interest but excluded any adjustment for nonperformance risk, related to these agreements was $1.6 million.  At December 31, 2016, the Company's activity with its derivative counterparties met the level in which the minimum collateral posting thresholds take effect and the Company posted $6.0 million of collateral to satisfy the agreements.  If the Company had breached any of these provisions at June 30, 2017 or December 31, 2016, it could have been required to settle its obligations under the agreements at the termination value.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward-looking Statements

When used in this Quarterly Report on Form 10-Q and other documents filed or furnished by the Company with the Securities and Exchange Commission (the "SEC"), in the Company's press releases or other public or stockholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "intends" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including, among other things, (i) non-interest expense reductions from Great Southern's banking center consolidations might be less than anticipated and the costs of the consolidation and impairment of the value of the affected premises might be greater than expected; (ii) expected revenues, cost savings, earnings accretion, synergies and other benefits from the Company's merger and acquisition activities (including the Fifth Third branch acquisition in 2016) might not be realized within the anticipated time frames or at all, and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, might be greater than expected; (iii) changes in economic conditions, either nationally or in the Company's market areas; (iv) fluctuations in interest rates; (v) the risks of lending and investing activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses; (vi) the possibility of other-than-temporary impairments of securities held in the Company's securities portfolio; (vii) the Company's ability to access cost-effective funding; (viii) fluctuations in real estate values and both residential and commercial real estate market conditions; (ix) demand for loans and deposits in the Company's market areas; (x) the ability to adapt successfully to technological changes to meet customers' needs and developments in the marketplace; (xi) the possibility that security measures implemented might not be sufficient to mitigate the risk of a cyber attack or cyber theft, and that such security measures might not protect against systems failures or interruptions; (xii) legislative or regulatory changes that adversely affect the Company's business, including, without limitation, the Dodd-Frank Wall Street Reform and Consumer Protection Act and its implementing regulations, and the overdraft protection regulations and customers' responses thereto; (xiii) changes in accounting principles, policies or guidelines; (xiv) monetary and fiscal policies of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board or the "FRB") and the U.S. Government and other governmental initiatives affecting the financial services industry; (xv) results of examinations of the Company and Great Southern by their regulators, including the possibility that the regulators may, among other things, require the Company to increase its allowance for loan losses or to write-down assets; (xvi) costs and effects of litigation, including settlements and judgments; and (xvii) competition. The Company wishes to advise readers that the factors listed above and other risks described from time to time in documents filed or furnished by the Company with the SEC could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

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

Carrying Value of Loans Acquired in FDIC-assisted Transactions and Indemnification Asset

The Company considers that the determination of the carrying value of loans acquired in the FDIC-assisted transactions and the carrying value of the related FDIC indemnification asset involves a high degree of judgment and complexity. The carrying value of the acquired loans and, prior to June 30, 2017, the FDIC indemnification asset reflect management's best ongoing estimates of the amounts to be realized on each of these assets. The Company has now terminated all loss sharing agreements with the FDIC and, accordingly, no longer has an indemnification asset.  The Company determined initial fair value accounting estimates of the acquired assets and assumed liabilities in accordance with FASB ASC 805, Business Combinations. However, the amount that the Company realizes on these assets could differ materially from the carrying value reflected in its financial statements, based upon the timing of collections on the acquired loans in future periods. Because of the loss sharing agreements with the FDIC on certain of these assets, the Company did not expect to incur any significant losses related to these assets. To the extent the actual values realized for the acquired loans are different from the estimates, the indemnification asset was generally impacted in an offsetting manner due to the loss sharing support from the FDIC.  Subsequent to the initial valuation, the Company continues to monitor identified loan pools for changes in estimated cash flows projected for the loan pools, anticipated credit losses and changes in the accretable yield.  Analysis of these variables requires significant estimates and a high degree of judgment.  See Note 7 "Acquired Loans, Loss Sharing Agreements and FDIC Indemnification Assets" included in Item 1 for additional information regarding the TeamBank, Vantus Bank, Sun Security Bank, InterBank and Valley Bank FDIC-assisted transactions.

Goodwill and Intangible Assets

Goodwill and intangible assets that have indefinite useful lives are subject to an impairment test at least annually and more frequently if circumstances indicate their value may not be recoverable. Goodwill is tested for impairment using a process that estimates the fair value of each of the Company's reporting units compared with its carrying value. The Company defines reporting units as a level below each of its operating segments for which there is discrete financial information that is regularly reviewed. As of June 30, 2017, the Company had one reporting unit to which goodwill has been allocated – the Bank.  If the fair value of a reporting unit exceeds its carrying value, then no impairment is recorded. If the carrying value amount exceeds the fair value of a reporting unit, further testing is completed comparing the implied fair value of the reporting unit's goodwill to its carrying value to measure the amount of impairment. Intangible assets that are not amortized will be tested for impairment at least annually by comparing the fair values of those assets to their carrying values. At June 30, 2017, goodwill consisted of $5.4 million at the Bank reporting unit, which included goodwill of $4.2 million that was recorded during 2016 related to the acquisition of 12 branches from Fifth Third Bank.  Other identifiable intangible assets that are subject to amortization are amortized on a straight-line basis over a period of seven years. At June 30, 2017, the amortizable intangible assets consisted of core deposit intangibles of $6.3 million, including $3.5 million related to the Fifth Third Bank transaction in 2016.  These amortizable intangible assets are reviewed for impairment if circumstances indicate their value may not be recoverable based on a comparison of fair value.

While the Company believes no impairment existed at June 30, 2017, different conditions or assumptions used to measure fair value of reporting units, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of the Company's impairment evaluation in the future.

A summary of goodwill and intangible assets is as follows:

	June 30, 2017	December 31, 2016
	(In Thousands)

Goodwill – Branch acquisitions	$5,396	$5,396
Deposit intangibles
Sun Security Bank	438	613
InterBank	254	327
Boulevard Bank	458	519
Valley Bank	1,600	1,800
Fifth Third Bank	3,529	3,845
	6,279	7,104

	$11,675	$12,500

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

The national unemployment rate decreased from 4.7% as of December 2016 to 4.4% as of June 2017, the lowest level in almost a decade.  Job growth increased in the nonfarm payroll sector by 222,000 in June 2017.  Manufacturing continued to add jobs and payrolls in the retail sector improved.   Job growth totaled 2.2 million in 2016, which was somewhat less than the 2.7 million recorded in 2015. The U.S. labor force participation rate (the share of working-age Americans who are either employed or are actively looking for a job) remained level at 63%.   As of June, 2017, the unemployment rate for the Midwest, where most of the Company's business is conducted, was at 3.7%; significantly lower than the 4.4% U.S. rate.  Unemployment rates at June 30, 2017, were:  Missouri at 3.8%, Arkansas at 3.4%, Kansas at 3.7%, Iowa at 3.2%, Nebraska at 2.9%, Minnesota at 3.7%, Illinois at 4.7%, Oklahoma at 4.3% and Texas at 4.6%.   Of the metropolitan areas in which Great Southern Bank does business, the Chicago area had the highest unemployment level at 5.1% as of June 2017. The Tulsa market area unemployment rate at 4.9% was down slightly from the 5.0% rate estimated as of March

2017.  The unemployment rate at 3.6% for the Springfield market area was below the national average reported as of June 30, 2017.  Metropolitan areas in Arkansas, Iowa, Nebraska and Minnesota boasted unemployment levels among the lowest in the nation.

Sales of newly built, single-family homes were at a seasonally adjusted annual rate of 610,000 units in June 2017, according to the U.S. Department of Housing and Urban Development and the U.S. Census Bureau.  Although there were modest gains in June, new home sales have risen nearly 11% since the beginning of 2017 and 9.1% above the June 2016 estimate of 559,000.  While new home inventory rose slightly in June, it remains tight as builders face lot and labor shortages and increases in building material costs.  The inventory of new homes for sale was 272,000 in June, which is a 5.4 month supply at the current sales pace.  In the Midwest, new home sales increased 3.1% to an annual rate of 1.32 million in June (unchanged from June 2016).  The median sales price of new houses sold in June 2017 was $310,800, with an average sales price of $379,500.  In June 2017, existing sales increased to a seasonally adjusted annual rate of 5.52 million.  First-time buyers made up 32% of those transactions, which is down from 33% both in May and a year ago. Worsening supply and affordability conditions in many markets have temporarily delayed aspiring buyers' dreams of owning a home this year. The national median existing home price for all housing types was $263,800 in June, up 6.5% from a year ago.  This marks the 64th consecutive month of year over year's gains as prices reach an all-time high.  The Midwest region existing home median sale price was $213,000, representing an increase of 7.7% from a year ago.  Total housing inventory is down 7.1% from a year ago and has fallen year-over-year for 25 straight months.  Unsold inventory is at a 4.3 month supply at the current sales pace which is down from 4.6 months a year ago. Transactions are moving faster and it takes approximately 28 days for a home to go from listing to a contract in the current housing market, down from 34 days a year ago.  Fifty-four percent of homes sold in June were on the market for less than a month.

Distressed sales, which include foreclosures and short sales, comprised 4% of all sales in June 2017, dropping to its lowest level since November 2005.

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

On June 9, 2017, Great Southern Bank executed an agreement with the FDIC to terminate the loss sharing agreements for InterBank, effective immediately.  Pursuant to the termination agreement, the FDIC paid $15.0 million to the Bank to settle all outstanding items related to the terminated loss sharing agreements.  The Company recorded a pre-tax gain on the termination of $7.7 million.  As a result of entering into the termination agreement, assets that were covered by the terminated loss sharing arrangements, including covered loans in the amount of $138.8 million and covered other real estate owned in the amount of $2.9 million as of March 31, 2017, were reclassified as non-covered assets effective June 9, 2017.

The termination of the loss sharing agreements for the TeamBank, Vantus Bank, Sun Security Bank and InterBank transactions have no impact on the yields for the loans that were previously covered under these agreements, as the remaining accretable yield adjustments that affect interest income have not been changed and will continue to be recognized for all FDIC-assisted transactions in the same manner as they have been previously. All post-termination recoveries, gains, losses and expenses related to these previously covered assets are recognized entirely by Great Southern Bank since the FDIC no longer shares in such gains or losses. Accordingly, the Company's earnings are positively impacted to the extent the Company recognizes gains on any sales or recoveries in excess of the carrying value of such assets. Similarly, the Company's future earnings will be negatively impacted to the extent the Company recognizes expenses, losses or charge-offs related to such assets.  There will be no future effects on non-interest income (expense) related to adjustments or amortization of the indemnification assets for Team Bank, Vantus Bank, Sun Security Bank or InterBank.  All rights and obligations of the Bank and the FDIC under the terminated loss sharing agreements, including the settlement of all existing loss sharing and expense reimbursement claims, have been resolved and terminated.

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

Great Southern's total assets decreased $103.6 million, or 2.3%, from $4.55 billion at December 31, 2016, to $4.45 billion at June 30, 2017. Full details of the current period changes in total assets are provided in the "Comparison of Financial Condition at June 30, 2017 and December 31, 2016" section of this Quarterly Report on Form 10-Q.

Loans.  Net loans increased $12.9 million, or 0.3%, from $3.76 billion at December 31, 2016, to $3.77 billion at June 30, 2017.  Included in the net increase in loans were reductions of $40.0 million in the FDIC-acquired loan portfolios.  In addition, there were higher than usual unscheduled significant paydowns on loans during the six months ended June 30, 2017, mainly due to borrowers refinancing completed and stabilized commercial real estate projects.  Loan paydowns in excess of $1.0 million totaled $312.8 million for the six months ended June 30, 2017.  Excluding FDIC-assisted acquired loans and mortgage loans held for sale, total gross loans increased $126.9 million from December 31, 2016 to June 30, 2017.  Increases primarily occurred in construction loans, commercial real estate loans and other residential (multi-family) real estate loans.  These increases were partially offset by decreases in consumer loans and one-to four-family residential loans.  The increases were primarily due to loan growth in our existing banking center network and our commercial loan production offices.  As loan demand is affected by a variety of factors, including general economic conditions, and because of the competition we face and our focus on pricing discipline and credit quality, no assurances can be made regarding our future loan growth.  The Company's strategy continues to be focused on maintaining credit risk and interest rate risk at appropriate levels.

Recent loan growth has occurred in several loan types, primarily construction loans, commercial real estate loans and other residential (multi-family) real estate loans and in most of Great Southern's primary lending locations, including Springfield, St. Louis, Kansas City, Des Moines and Minneapolis, as well as the loan production offices in Chicago, Dallas and Tulsa.  Certain minimum underwriting standards and monitoring help assure the Company's portfolio quality. Great Southern's loan committee reviews and approves all new loan originations in excess of lender approval authorities.  Generally, the Company considers commercial construction, consumer, and commercial real estate loans to involve a higher degree of risk compared to some other types of loans, such as first mortgage loans on one- to four-family, owner-occupied residential properties.  For commercial real estate, commercial business and construction loans, the credits are subject to an analysis of the borrower's and guarantor's financial condition, credit history, verification of liquid assets, collateral, market analysis and repayment ability.  It has been, and continues to be, Great Southern's practice to verify information from potential borrowers regarding assets, income or payment ability and credit ratings as applicable and as required by the authority approving the loan.  To minimize construction risk, projects are monitored as construction draws are requested by comparison to budget and with progress verified through property inspections.  The geographic and product diversity of collateral, equity requirements and limitations on speculative construction projects help to mitigate overall risk in these loans. Underwriting standards for all loans also include loan-to-value ratio limitations which vary depending on collateral type, debt service coverage ratios or debt payment to income ratio guidelines, where applicable, credit histories, use of guaranties and other recommended terms relating to equity requirements, amortization, and maturity.  Consumer loans are primarily secured by new and used motor vehicles and these loans are also subject to certain minimum underwriting standards to assure portfolio quality.  Great Southern's consumer underwriting and pricing standards have been fairly consistent over the past several years.  The underwriting standards employed by Great Southern for consumer loans include a determination of the applicant's payment history on other debts, credit scores, employment history and an assessment of ability to meet existing obligations and payments on the proposed loan.  See "Item 1. Business – Lending Activities – General, – Commercial Real Estate and Construction Lending, and – Consumer Lending" in the Company's December 31, 2016 Annual Report on Form 10-K.

While our policy allows us to lend up to 95% of the appraised value on one-to four-family residential properties, originations of loans with loan-to-value ratios at that level are minimal.  Private mortgage insurance is typically required for loan amounts above the 80% level.  Few exceptions occur and would be based on analyses which determined minimal transactional risk to be involved.  We consider these lending practices to be consistent with or more conservative than what we believe to be the norm for banks our size.  At June 30, 2017 and December 31, 2016, an estimated 0.1% and 0.2%, respectively, of total owner occupied one- to four-family residential loans had loan-to-value ratios above 100% at origination.  At June 30, 2017 and December 31, 2016, an estimated 1.4% and 1.3%, respectively, of total non-owner occupied one- to four-family residential loans had loan-to-value ratios above 100% at origination.

At June 30, 2017, troubled debt restructurings totaled $13.6 million, or 0.4% of total loans, down $7.5 million from $21.1 million, or 0.6% of total loans, at December 31, 2016.  Concessions granted to borrowers experiencing financial difficulties may include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.  For troubled debt restructurings occurring during the six months ended June 30, 2017 and the year ended December 31, 2016, no loans were restructured into multiple new loans.  For further information on troubled debt restructurings, see Note 6 of the Notes to Consolidated Financial Statements contained in this report.

Loans that were acquired through FDIC-assisted transactions, which are accounted for in pools, are currently included in the analysis and estimation of the allowance for loan losses.  If expected cash flows to be received on any given pool of loans decreases from previous estimates, then a determination is made as to whether the loan pool should be charged down or the allowance for loan losses should be increased (through a provision for loan losses).  As noted above, the loss sharing agreements for Team Bank, Vantus Bank and Sun Security Bank were terminated on April 26, 2016 and the loss sharing agreements for InterBank were terminated on June 9, 2017.  Acquired loans are described in detail in Note 7 of the accompanying financial statements.  For acquired loan pools, the Company may allocate, and at June 30, 2017, has allocated, a portion of its allowance for loan losses related to these loan pools in a manner similar to how it allocates its allowance for loan losses to those loans which are collectively evaluated for impairment.

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

Available-for-Sale Securities. The Company's available-for-sale securities totaled $195.1 million at June 30, 2017, a decrease of $18.8 million, or 8.8%, compared to $213.9 million at December 31, 2016.  The decrease was primarily due to calls of municipal securities, and normal monthly payments received related to the portfolio of mortgage-backed securities.

Deposits.  The Company attracts deposit accounts through its retail branch network, correspondent banking and corporate services areas, and brokered deposits. The Company then utilizes these deposit funds, along with FHLBank advances and other borrowings, to meet loan demand or otherwise fund its activities. In the six months ended June 30, 2017, total deposit balances decreased $104.6 million, or 2.8%.  Transaction account balances decreased $5.0 million to $2.19 billion at June 30, 2017, while non-brokered certificates of deposit decreased $21.5 million to $1.14 billion at June 30, 2017, compared to December 31, 2016.  The decreases in transaction accounts were primarily a result of decreases in non-interest bearing checking accounts.  Non-brokered certificates of deposit decreased due to a decrease in national internet-acquired certificates, partially offset by an increase in retail certificates generated through our banking centers.  In addition, at June 30, 2017 and December 31, 2016, customer deposits totaling $14.6 million and $14.0 million, respectively, were part of the

CDARS program, which allows customers to maintain balances in an insured manner that would otherwise exceed the FDIC deposit insurance limit. The FDIC counts these deposits as brokered, but these are deposit accounts that we generate with customers in our local markets.  Brokered deposits, including CDARS program purchased funds, were $231.6 million at June 30, 2017, a decrease of $78.7 million from $310.3 million at December 31, 2016.

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

Federal Home Loan Bank Advances and Short Term Borrowings.  The Company's Federal Home Loan Bank Advances, which had a balance of $31.5 million at December 31, 2016, were repaid prior to maturity during the three months ended June 30, 2017, resulting in expense of $340,000, which is included in the Consolidated Statements of Income under "Noninterest Expense – Other operating expenses."  The funds were partially replaced with short-term borrowings, which were primarily overnight fed funds borrowings through the FHLBank.  Short-term borrowings increased $13.1 million, from $172.3 million at December 31, 2016 to $185.4 million at June 30, 2017.

Net Interest Income and Interest Rate Risk Management.  Our net interest income may be affected positively or negatively by changes in market interest rates. A large portion of our loan portfolio is tied to one-month LIBOR, three-month LIBOR or the "prime rate" and adjusts immediately or shortly after the index rate adjusts (subject to the effect of contractual interest rate floors on some of the loans). We monitor our sensitivity to interest rate changes on an ongoing basis (see "Item 3. Quantitative and Qualitative Disclosures About Market Risk").  In addition, our net interest income may be impacted by changes in the cash flows expected to be received from acquired loan pools.  As described in Note 7 of the Notes to the Consolidated Financial Statements contained in this report, the Company's evaluation of cash flows expected to be received from acquired loan pools is on-going and increases in cash flow expectations are recognized as increases in accretable yield through interest income.  Decreases in cash flow expectations are recognized as impairments through the allowance for loan losses.

The current level and shape of the interest rate yield curve poses challenges for interest rate risk management. Prior to its increase of 0.25% on December 16, 2015, the Federal Reserve Board had last changed interest rates on December 16, 2008. This was the first rate increase since June 29, 2006.  The FRB has now also implemented rate increases of 0.25% on December 14, 2016, 0.25% on March 15, 2017 and 0.25% on June 14, 2017.  Great Southern has a substantial portion of its loan portfolio ($1.21 billion at June 30, 2017) which is tied to the one-month or three-month LIBOR index and will adjust at least once within 90 days after June 30, 2017.  Of these loans, $705 million had interest rate floors.  Great Southern also has a significant portfolio of loans ($361 million at June 30, 2017) which are tied to a "prime rate" of interest and will adjust immediately with changes to the "prime rate" of interest. Most of these loans are tied to some national index of "prime," while some are indexed to "Great Southern Bank prime" (GSB prime). The Company had elected to leave its GSB prime rate at 5.00%, but increased this rate to 5.25% in December 2015 following the FRB rate increase. The GSB prime rate was not changed following the FRB rate increase in December 2016, but was increased to 5.50% following the FRB rate increase in March 2017, and remained at that level at June 30, 2017.  This does not affect a large number of customers, as there is no longer a significant portion of the loan portfolio indexed to the GSB prime rate. But for the interest rate floors, a rate cut by the FRB generally would have an anticipated immediate negative impact on the Company's net interest income due to the large total balance of loans which generally adjust immediately as the

Federal Funds rate adjusts. Loans at their floor rates are, however, subject to the risk that borrowers will seek to refinance elsewhere at the lower market rate.  Because the Federal Funds rate is generally low, there may also be a negative impact on the Company's net interest income due to the Company's inability to significantly lower its funding costs in the current competitive rate environment, although interest rates on assets may decline further. Conversely, interest rate increases would normally result in increased interest rates on our LIBOR-based and prime-based loans.  The interest rate floors in effect may limit the immediate increase in interest rates on certain of these loans, until such time as rates rise above the floors.  However, the Company may have to increase rates paid on deposits to maintain deposit balances and pay higher rates on borrowings.  The impact of the low rate environment on our net interest margin in future periods is expected to be fairly neutral.  Interest rates on certain adjustable rate loans may reset lower according to their contractual terms and index rate to which they are tied and new loans may be originated at lower market rates than the overall portfolio rate, depending on type of loans originated and term.  For further discussion of the processes used to manage our exposure to interest rate risk, see "Item 3.  Quantitative and Qualitative Disclosures About Market Risk – How We Measure the Risks to Us Associated with Interest Rate Changes."

Non-Interest Income and Non-Interest (Operating) Expenses.  The Company's profitability is also affected by the level of its non-interest income and operating expenses. Non-interest income consists primarily of service charges and ATM fees, accretion income (net of amortization) related to the FDIC-assisted acquisitions, late charges and prepayment fees on loans, gains on sales of loans and available-for-sale investments and other general operating income.  In early 2016, increases in the cash flows expected to be collected from the FDIC-covered loan portfolios resulted in amortization (expense) recorded relating to reductions of expected reimbursements under the loss sharing agreements with the FDIC, which are recorded as indemnification assets.  This is no longer the case for the TeamBank, Vantus Bank and Sun Security Bank transactions, subsequent to April 26, 2016 (due to the termination of the related loss sharing agreements effective as of that date).  In June 2017, the Company terminated its loss sharing agreements related to InterBank; therefore, no further amortization (expense) will be recorded relating to reductions of expected reimbursements under the loss sharing agreements with the FDIC as all Indemnification Assets and other balances due to/from the FDIC have been settled.  The Company did record a gain in non-interest income related to the termination of the InterBank loss sharing agreements.  Non-interest income may also be affected by the Company's interest rate derivative activities, if the Company chooses to implement derivatives.  See Note 15 "Derivatives and Hedging Activities" in the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information regarding the Bank's hedging activities.

Operating expenses consist primarily of salaries and employee benefits, occupancy-related expenses, expenses related to foreclosed assets, postage, FDIC deposit insurance, advertising and public relations, telephone, professional fees, office expenses and other general operating expenses.  Details of the current period changes in non-interest income and non-interest expense are provided in the "Results of Operations and Comparison for the Three and Six Months ended June 30, 2017 and 2016" section of this Quarterly Report on Form 10-Q.

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

Business Initiatives

The Company opened a commercial loan production office in April 2017 in downtown Chicago in a leased office at 2 North Riverside Plaza in the West Loop.  In early 2017, a 30-year banking veteran in the Chicago area, Rick Percifield, was hired to manage this office. The Company also operates commercial loan production offices in Tulsa, Okla., and Dallas.

In April 2017, Great Southern entered into a new partnership with Lenexa, Kan.-based BASYS to serve the merchant services needs of the Bank's business customers. In the partnership, BASYS provides all customer support and servicing, while Great Southern is responsible for sales production throughout the Bank's franchise. The Bank has offered merchant services solutions for many years, with the last vendor offering both sales and servicing support to customers. The relationship with BASYS represents a business model change so that Great Southern can manage the sales process with its customers.

In June 2017, Great Southern Bank entered into an agreement with the FDIC that terminated loss sharing agreements related to the Bank's 2012 acquisition of Maple Grove, Minn.-based Inter Savings Bank through an FDIC-assisted transaction. Under the termination agreement, the FDIC paid $15.0 million to the Bank to settle all outstanding items related to the terminated loss sharing agreements.  More information about this termination agreement can be found under "Loss Sharing Agreements."  In April 2016, the Company executed an agreement with the FDIC to terminate loss sharing agreements related to the FDIC-assisted acquisitions of TeamBank, Vantus Bank and Sun Security Bank. More information about that termination agreement can be found in the Company's Form 10-Q for the quarter ended March 31, 2016. All loss sharing agreements related to the Bank's FDIC-assisted acquisitions have now been terminated.

A banking center is currently under construction to replace a nearby leased office in Springfield, Mo. The new banking center at 1320 W. Battlefield will replace a leased office at 1580 W. Battlefield. Expected to be open in the fourth quarter 2017, the new office will offer better access and convenience for customers.

Comparison of Financial Condition at June 30, 2017 and December 31, 2016

During the six months ended June 30, 2017, the Company's total assets decreased by $103.6 million to $4.45 billion.  The decrease was attributable to a decrease in cash and cash equivalents, available-for-sale investment securities, FDIC indemnification asset and mortgage loans held for sale, partially offset by increases in loans receivable.

Cash and cash equivalents were $212.5 million at June 30, 2017, a decrease of $67.3 million, or 24.0%, from $279.8 million at December 31, 2016.  During the six months ended June 30, 2017, cash and cash equivalents decreased primarily due to a decrease in deposits and the repayment of FHLBank advances during the period, partially offset by the increase in short term borrowings and a decrease in available for sale securities.

The Company's available-for-sale securities decreased $18.7 million compared to December 31, 2016.  The decrease was primarily due to calls of municipal securities, and normal monthly payments received related to the portfolio of mortgage-backed securities.

Net loans increased $12.9 million from December 31, 2016, to $3.77 billion at June 30, 2017.  Partially offsetting the increases in loans were reductions of $40.0 million in the FDIC-acquired loan portfolios.  Excluding FDIC-assisted acquired loans and mortgage loans held for sale, total gross loans increased $126.9 million from December 31, 2016 to June 30, 2017.  Increases primarily occurred in construction loans, commercial real estate loans and other residential (multi-family) real estate loans.

Mortgage loans held for sale decreased $8.3 million from December 31, 2016, to $8.2 million at June 30, 2017, due to decreased origination activity of long-term fixed rate mortgage loans.

The FDIC indemnification asset, which was $13.1 million at December 31, 2016, is $-0- at June 30, 2017 due to the termination of the FDIC loss sharing agreement for InterBank, as discussed in Note 7 of the accompanying Notes to the Financial Statements.

Total liabilities decreased $127.3 million from $4.12 billion at December 31, 2016 to $3.99 billion at June 30, 2017.  The decrease was primarily attributable to a decrease in deposits and FHLB advances, partially offset by an increase in short-term borrowings.

Total deposits decreased $104.6 million from December 31, 2016.  Deposits decreased due to decreases in internet-acquired deposits and brokered deposits, partially offset by growth in retail certificates of deposit generated through our banking center network.  Transaction account balances decreased $5.0 million to $2.19 billion at June 30, 2017, while non-brokered certificates of deposit decreased $21.5 million compared to December 31, 2016, to $1.14 billion at June 30, 2017, primarily due to decreases in time deposits opened through the Company's internet deposit acquisition channels.  Brokered deposits, including CDARS program purchased funds, were $231.6 million at June 30, 2017, a decrease of $78.7 million from $310.3 million at December 31, 2016.

Federal Home Loan Bank Advances, which had a balance of $31.5 million at December 31, 2016, were repaid prior to maturity in June 2017, resulting in expense of $340,000, which is included in the Consolidated Statements of Income under "Noninterest Expense – Other operating expenses."  The funds were partially replaced with short-term borrowings, primarily overnight fed funds borrowings through the FHLBank.  Short-term borrowings increased $13.1 million, from $172.3 million at December 31, 2016 to $185.4 million at June 30, 2017.

Total stockholders' equity increased $23.8 million from $429.8 million at December 31, 2016 to $453.6 million at June 30, 2017.  The Company recorded net income of $27.7 million for the six months ended June 30, 2017, and dividends declared on common stock were $6.5 million.  Accumulated other comprehensive income increased $460,000 due to the changes in the fair value of available-for-sale investment securities and the changes in the fair value of cash flow hedges.  In addition, total stockholders' equity increased $1.8 million due to stock option exercises.

Results of Operations and Comparison for the Three and Six Months Ended June 30, 2017 and 2016

General

Net income and net income available to common shareholders was $16.2 million for the three months ended June 30, 2017 compared to $12.5 million for the three months ended June 30, 2016.  This increase of $3.7 million, or 29.1%, was primarily due to an increase in non-interest income of $6.9 million, or 77.2%, a decrease in non-interest expense of $1.4 million, or 4.8%, and a decrease in provision for loan losses of $350,000, or 15.2%, which was partially offset by a decrease in net interest income of $2.8 million, or 6.8%, and an increase in income tax expense of $2.3 million, or 45.9%.

Net income was $27.7 million for the six months ended June 30, 2017 compared to $22.3 million for the six months ended June 30, 2016. This increase of $5.4 million, or 24.0%, was primarily due to an increase in non-interest income of $9.6 million, or 69.2%, a decrease in non-interest expense of $3.8 million, or 6.2%, and a decrease in provision for loan losses of $201,000, or 4.6%, which was partially offset by a decrease in net interest income of $5.2 million, or 6.3%, and an increase in income tax expense of $3.1 million, or 37.1%.

Total Interest Income

Total interest income decreased $892,000, or 2.0%, during the three months ended June 30, 2017 compared to the three months ended June 30, 2016.  The decrease was due to a $912,000 decrease in interest income on loans, partially offset by a $20,000 increase in interest income on investments and other interest-earning assets.  Interest income on loans decreased for the three months ended June 30, 2017 compared to the same period in 2016, due to lower average rates of interest, partially offset by higher average balances on loans.  Interest income from investment securities and other interest-earning assets increased during the three months ended June 30, 2017 compared to the same period in 2016 due to higher average rates of interest, partially offset by lower average balances.

Total interest income decreased $1.2 million, or 1.3%, during the six months ended June 30, 2017 compared to the six months ended June 30, 2016.  The decrease was due to a $1.2 million decrease in interest income on loans and a $10,000 decrease in interest income on investments and other interest-earning assets.  Interest income on loans decreased for the six months ended June 30, 2017 compared to the same period in 2016, due to lower average rates of interest, partially offset by higher average balances on loans.  Interest income from investment securities and other interest-earning assets decreased during the six months ended June 30, 2017, due to lower average balances, partially offset by higher average rates of interest.

Interest Income – Loans

During the three months ended June 30, 2017 compared to the three months ended June 30, 2016, interest income on loans decreased $2.9 million as a result of lower average interest rates on loans.  The average yield on loans decreased from 4.89% during the three months ended June 30, 2016, to 4.56% during the three months ended June 30, 2017.  This decrease was primarily due to a lower amount of accretion income in the current year period compared to the prior year period resulting from the increases in expected cash flows to be received from the FDIC-acquired loan pools as previously discussed in Note 7 of the Notes to Consolidated Financial Statements.  Interest income increased $2.0 million as the result of higher average loan balances, which increased from $3.63 billion during the three months ended June 30, 2016, to $3.79 billion during the three months ended June 30, 2017.  The higher average balances were primarily due to organic loan growth.

On an on-going basis, the Company estimates the cash flows expected to be collected from the acquired loan pools. This cash flows estimate has increased, based on the payment histories and the collection of certain loans, thereby reducing loss expectations of certain loan pools, resulting in adjustments to be spread on a level-yield basis over the remaining expected lives of the loan pools. The loss sharing agreements for the Team Bank, Vantus Bank and Sun Security Bank transactions were terminated in April 2016, and the related indemnification assets were reduced to $-0- at that time.  The loss sharing agreements for InterBank were terminated in June 2017, and the related indemnification asset was reduced to $-0- at that time.  The Valley Bank transaction does not include a loss sharing agreement with the FDIC.  Therefore, there was no remaining indemnification asset for FDIC-assisted transactions as of June 30, 2017. The entire amount of the discount adjustment has been and will be accreted to interest income over time with no further offsetting impact to non-interest income.  For the three months ended June 30, 2017 and 2016, the adjustments increased interest income by $1.3 million and $3.9 million, respectively, and decreased non-interest income by $-0- and $1.8 million, respectively.  The net impact to pre-tax income was $1.3 million and $2.1 million, respectively, for the three months ended June 30, 2017 and 2016.  For the six months ended June 30, 2017 and 2016, the adjustments increased interest income by $3.3 million and $9.2 million, respectively, and decreased non-interest income by $634,000 and $4.7 million, respectively.  The net impact to pre-tax income was $2.6 million and $4.5 million, respectively, for the six months ended June 30, 2017 and 2016.

As of June 30, 2017, the remaining accretable yield adjustment that will affect interest income is $3.2 million.  Due to the termination of the loss sharing agreements there is no remaining indemnification assets balance; therefore, no further adjustments will affect non-interest income (expense).  Of the remaining adjustments, we expect to recognize $1.2 million of interest income during the remainder of 2017.  Additional adjustments may be recorded in future periods from the FDIC-assisted transactions, as the Company continues to estimate expected cash flows from the acquired loan pools.  Apart from the yield accretion, the average yield on loans was 4.43% for the three months ended June 30, 2017, down slightly from 4.45% for the three months ended June 30, 2016, as a result of the change in the mix of the Company's loan portfolio, primarily due to a decrease in consumer auto loans, which generally have a higher interest rate than other loans in the portfolio.  Apart from the yield accretion, the average yield on loans was 4.45% for both the six months ended June 30, 2017 and 2016.

During the six months ended June 30, 2017 compared to the six months ended June 30, 2016, interest income on loans decreased $6.6 million as a result of lower average interest rates on loans.  The average yield on loans decreased from 4.98% during the six months ended June 30, 2016, to 4.62% during the six months ended June 30, 2017.  This decrease was primarily due to a reduction in additional yield accretion recognized in conjunction with the fair value of the loan pools acquired in the FDIC-assisted transactions as discussed above for the three months ended June 30, 2017 and as previously discussed in Note 7 of the Notes to Consolidated Financial Statements.  Interest income increased $5.4 million as the result of higher average loan balances, which increased from $3.56 billion during the six months ended June 30, 2016, to $3.79 billion during the six months ended June 30, 2017.  The higher average balances were primarily due to organic loan growth.

Interest Income – Investments and Other Interest-earning Assets

Interest income on investments and other interest-earning assets increased slightly in the three months ended June 30, 2017 compared to the three months ended June 30, 2016.  Interest income increased $157,000 due to an increase in average interest rates from 1.73% during the three months ended June 30, 2016, to 1.91% during the three months ended June 30, 2017, primarily due to higher market rates of interest on other interest-bearing deposits in financial institutions and higher rates on investment securities.  Interest income decreased $137,000 as a result of a decrease in average balances from $362.8 million during the three months ended June 30, 2016, to $332.1 million during the three months ended June 30, 2017.  Average balances of securities decreased primarily due to certain municipal securities being called and the normal monthly payments received on the portfolio of mortgage-backed securities.

Interest income on investments and other interest-earning assets decreased in the six months ended June 30, 2017 compared to the six months ended June 30, 2016.  Interest income decreased $125,000 as a result of a decrease in average balances from $372.5 million during the six months ended June 30, 2016, to $346.0 million during the six months ended June 30, 2017.  Average balances of securities decreased primarily due to the calls of certain municipal securities, the sale of certain mortgage-backed securities, and the normal monthly payments received on the portfolio of mortgage-backed securities.  Interest income increased $125,000 due to an increase in average interest rates from 1.76% during the six months ended June 30, 2016, to 1.89% during the six months ended June 30, 2017 due to higher market rates of interest on other interest-bearing deposits in financial institutions and higher rates on investment securities.

Total Interest Expense

Total interest expense increased $1.9 million, or 37.6%, during the three months ended June 30, 2017, when compared with the three months ended June 30, 2016, due to $1.0 million of interest expense on the subordinated notes issued in August 2016, an increase in interest expense on deposits of $883,000, or 21.4%, and an increase in interest expense on subordinated debentures issued to capital trust of $62,000, or 32.6%, partially offset by a decrease in interest expense on short-term borrowing and repurchase agreements of $88,000, or 21.7%, and a decrease in interest expense on FHLBank advances of $13,000, or 5.1%.

Total interest expense increased $4.0 million, or 41.2%, during the six months ended June 30, 2017, when compared with the six months ended June 30, 2016, due to $2.1 million of interest expense on the subordinated notes issued in August 2016, an increase in interest expense on deposits of $1.9 million, or 23.7%, an increase in interest expense on subordinated debentures issued to capital trust of $130,000, or 35.8%, and an increase in interest expense on short-term borrowing and repurchase agreements of $57,000, or 11.7%, partially offset by a decrease in interest expense on FHLBank advances of $197,000, or 28.3%.

Interest Expense – Deposits

Interest expense on demand deposits increased $138,000 due to average rates of interest that increased from 0.26% in the three months ended June 30, 2016 to 0.29% in the three months ended June 30, 2017.  Interest expense on demand deposits increased $41,000 due to an increase in average balances from $1.51 billion during the three months ended June 30, 2016, to $1.57 billion during the three months ended June 30, 2017.  The increase in average balances of interest-bearing demand deposits was primarily a result of increased balances in money market accounts.  Market interest rates on these types of accounts have increased since December 2016.

Interest expense on time deposits increased $399,000 as a result of an increase in average rates of interest from 0.98% during the three months ended June 30, 2016, to 1.09% during the three months ended June 30, 2017.  Interest expense on time deposits increased $305,000 due to an increase in average balances of time deposits from $1.30 billion during the three months ended June 30, 2016, to $1.42 billion during the three months ended June 30, 2017.  The increase in average balances of time deposits was primarily a result of organic growth of retail deposits.  A large portion of the Company's certificate of deposit portfolio matures within six to eighteen months and therefore reprices fairly quickly; this is consistent with the portfolio over the past several years.  Older certificates of deposit that renewed or were replaced with new deposits generally had a higher rate of interest due to market interest rate increases since December 2016.

Interest expense on demand deposits increased $278,000 due to average rates of interest that increased from 0.25% in the six months ended June 30, 2016 to 0.29% in the six months ended June 30, 2017.  Interest expense on demand deposits increased $91,000 due to an increase in average balances from $1.49 billion during the six months ended June 30, 2016 to $1.56 billion during the six months ended June 30, 2017.  The increase in average balances of interest-bearing demand deposits was primarily a result of increased balances in money market accounts.  Market interest rates on these types of accounts have increased since December 2016.

Interest expense on time deposits increased $837,000 as a result of an increase in average rates of interest from 0.95% during the six months ended June 30, 2016 to 1.07% during the six months ended June 30, 2017.  Interest expense on time deposits increased $707,000 due to an increase in average balances of time deposits from $1.31 billion during the six months ended June 30, 2016 to $1.45 billion during the six months ended June 30, 2017.  The increase in average balances of time deposits was primarily a result of organic growth of retail deposits.  A large portion of the Company's certificate of deposit portfolio matures within six to eighteen months and therefore reprices fairly quickly; this is consistent with the portfolio over the past several years.  Older certificates of deposit that renewed or were replaced with new deposits generally had a higher rate of interest due to market interest rate increases since December 2016.

Interest Expense – FHLBank Advances, Short-term Borrowings and Repurchase Agreements, Subordinated Debentures Issued to Capital Trusts and Subordinated Notes

During the three months ended June 30, 2017 compared to the three months ended June 30, 2016, interest expense on FHLBank advances decreased due to lower average balances and lower average rates of interest.  Interest expense on FHLBank advances decreased $9,000 due to a decrease in average balances from $31.5 million during the three months ended June 30, 2016 to $30.4 million during the three months ended June 30, 2017.  This decrease was primarily due to the repayment of the Company's FHLBank advances during June 2017.  Interest expense on FHLBank advances decreased $4,000 due to a decrease in average interest rates from 3.28% in the three months ended June 30, 2016 to 3.22% in the three months ended June 30, 2017.  The decrease in the average rate was due to the repayment of the fixed-rate term FHLBank advances during June 2017.

During the six months ended June 30, 2017 compared to the six months ended June 30, 2016, interest expense on FHLBank advances decreased due to lower average balances, partially offset by higher average rates of interest.  Interest expense on FHLBank advances decreased $725,000 due to a decrease in average balances from $105.6 million during the six months ended June 30, 2016 to $30.9 million during the six months ended June 30, 2017.  This decrease was primarily due to the paydown and partial replacement of short-term FHLBank advances with overnight fed funds borrowings from the FHLBank, which were done at slightly cheaper rates than short-term advances.  Partially offsetting this decrease was an increase in interest expense of $528,000 due to an increase in average interest rates from 1.33% in the six months ended June 30, 2016 to 3.26% in the six months ended June 30, 2017.  The increase in the average rate was due to a change in the mix of the advances compared to the prior year period.  Short-term advances with very low interest rates were utilized more significantly in the prior year period, which caused the overall average rate to be lower.  In the current year period, the Company utilized more overnight borrowings from the FHLBank which are included in short-term borrowings.  In June 2017, the Company repaid the balance of its FHLBank advances.

Interest expense on short-term borrowings and repurchase agreements decreased $224,000 due to a decrease in average balances from $428.8 million during the three months ended June 30, 2016 to $234.7 million during the three months ended June 30, 2017, which is primarily due to changes in the Company's funding needs and the mix of funding, which can fluctuate.  Partially offsetting that decrease was an increase in interest expense on short-term borrowings and repurchase agreements of $136,000 due to average rates that increased from 0.38% in the three months ended June 30, 2016 to 0.54% in the three months ended June 30, 2017.  The increase was due to increases in market interest rates.

Interest expense on short-term borrowings and repurchase agreements increased $202,000 due to average rates that increased from 0.31% in the six months ended June 30, 2016 to 0.46% in the six months ended June 30, 2017.  The increase was due to increases in market interest rates.  Partially offsetting that increase was a decrease in interest expense on short-term borrowings and repurchase agreements of $145,000 due to a decrease in average balances from $316.9 million during the six months ended June 30, 2016 to $236.1 million during the six months ended June 30, 2017, which is primarily due to changes in the Company's funding needs and the mix of funding, which can fluctuate.

During the three months ended June 30, 2017, compared to the three months ended June 30, 2016, interest expense on subordinated debentures issued to capital trusts increased $62,000 due to higher average interest rates.  The average interest rate was 2.96% in the three months ended June 30, 2016 compared to 3.92% in the three months ended June 30, 2017.  The actual interest rate on the subordinated debentures during the three months ended June 30, 2017 was 2.77%, up from 2.24% during the three months ended June 30, 2016.  The amortization of the cost of the interest rate caps the Company purchased in 2013 to limit the interest rate risk from rising LIBOR rates related to the Company's subordinated debentures issued to capital trusts effectively increased the rates for each period.  The average interest rate will continue to be higher than this until the third quarter of 2017 as a result of the amortization of the cost of the interest rate cap.  There was no change in the average balance of the subordinated debentures between the 2017 and the 2016 period.  The subordinated debentures are variable-rate debentures which bear interest at an average rate of three-month LIBOR plus 1.60%, adjusting quarterly.

During the six months ended June 30, 2017, compared to the six months ended June 30, 2016, interest expense on subordinated debentures issued to capital trusts increased $130,000 due to higher average interest rates.  The average interest rate was 2.83% in the six months ended June 30, 2016, compared to 3.86% in the six months ended June 30, 2017.  The actual interest rate on the subordinated debentures during the six months ended June 30, 2017 was 2.70%, up from 2.23% during the six months ended June 30, 2016.  The amortization of the cost of the interest rate caps the Company purchased in 2013 to limit the interest rate risk from rising LIBOR rates related to the Company's subordinated debentures issued to capital trusts effectively increased the rates for each period.  The average interest rate will continue to be higher than this until the third quarter of 2017 as a result of the amortization of the cost of the interest rate cap.  There was no change in the average balance of the subordinated debentures between the 2017 and the 2016 period.

In August 2016, the Company issued $75 million of 5.25% fixed-to-floating rate subordinated notes due August 15, 2026.  The notes were sold at par, resulting in net proceeds, after underwriting discounts and commissions and other issuance costs, of approximately $73.5 million.  Interest expense on the subordinated notes for the three and six months ended June 30, 2017, was $1.0 million and $2.1 million, respectively.

Net Interest Income

Net interest income for the three months ended June 30, 2017 decreased $2.8 million to $37.9 million compared to $40.7 million for the three months ended June 30, 2016.  Net interest margin was 3.68% in the three months ended June 30, 2017, compared to 4.10% in the three months ended June 30, 2016, a decrease of 42 basis points, or 10.2%.  In both three month periods, the Company's net interest income and margin were positively impacted by the increases in expected cash flows to be received from the FDIC-acquired loan pools and the resulting increase to accretable yield, which were previously discussed in Note 7 of the Notes to Consolidated Financial Statements.  The positive impact of these changes in the three months ended June 30, 2017 and 2016 were increases in interest income of $1.3 million and $3.9 million, respectively, and increases in net interest margin of 12 basis points and 39 basis points, respectively.  Excluding the positive impact of the additional yield accretion, net interest margin decreased 15 basis points when compared to the year-ago period.  The decrease was primarily due to the interest expense associated with the issuance of $75.0 million of subordinated notes in the third quarter of 2016 and an increase in the average interest rate on deposits and other borrowings.

Net interest income for the six months ended June 30, 2017 decreased $5.2 million to $76.6 million compared to $81.8 million for the six months ended June 30, 2016.  Net interest margin was 3.73% in the six months ended June 30, 2017, compared to 4.18% in the same period of 2016, a decrease of 45 basis points, or 10.8%.  In both six month periods, the Company's net interest income and margin were positively impacted by the increases in expected cash flows to be received from the FDIC-acquired loan pools and the resulting increase to accretable yield which were previously discussed in Note 7 of the Notes to Consolidated Financial Statements.  The positive impact of these changes in the six months ended June 30, 2017 and 2016 were increases in interest income of $3.3 million and $9.2 million, respectively, and increases in net interest margin of 16 basis points and 47 basis points, respectively.  Excluding the positive impact of the additional yield accretion, net interest margin decreased 14 basis points when compared to the year-ago period.  The decrease was primarily due to the same reasons discussed above for the three month period.

The Company's overall average interest rate spread decreased 46 basis points, or 11.5%, from 3.99% during the three months ended June 30, 2016 to 3.53% during the three months ended June 30, 2017.  The decrease was due to a 25 basis point decrease in the weighted average yield on interest-earning assets and a 21 basis point increase in the weighted average rate paid on interest-bearing liabilities. In comparing the two periods, the yield on loans decreased 33 basis points while the yield on investment securities and other interest-earning assets increased 18 basis points. The rate paid on deposits increased 8 basis points, the rate paid on short-term borrowings and repurchase agreements increased 16 basis points, the rate paid on subordinated debentures issued to capital trusts increased 96 basis points, and the rate paid on FHLBank advances decreased 6 basis points.  In addition, the average interest rate on the new subordinated notes was 559 basis points.

The Company's overall average interest rate spread decreased 50 basis points, or 12.3%, from 4.08% during the six months ended June 30, 2016 to 3.58% during the six months ended June 30, 2017.  The decrease was due to a 28 basis point decrease in the weighted average yield on interest-earning assets and a 22 basis point increase in the weighted average rate paid on interest-bearing liabilities. In comparing the two periods, the yield on loans decreased 36 basis points while the yield on investment securities and other interest-earning assets increased 13 basis points. The rate paid on deposits increased 9 basis points, the rate paid on FHLBank advances increased 193 basis points, the rate paid on short-term borrowings and repurchase agreements increased 15 basis points, and the rate paid on subordinated debentures issued to capital trusts increased 103 basis points.  In addition, the average interest rate on the new subordinated notes was 562 basis points.

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

The provision for loan losses for the three months ended June 30, 2017, decreased $350,000 to $2.0 million when compared with the three months ended June 30, 2016.  At June 30, 2017 and December 31, 2016, the allowance for loan losses was $36.5 million and $37.4 million, respectively.  Total net charge-offs were $2.4 million and $1.2 million for the three months ended June 30, 2017 and 2016, respectively.  During the three months ended June 30, 2017, net charge-offs of $1.0 million related to one commercial relationship and net charge-offs of $1.2 million related to the consumer auto category.  Total net charge-offs were $5.1 million and $4.4 million for the six months ended June 30, 2017 and 2016, respectively.  During the six months ended June 30, 2017, $3.0 million of the $5.1 million of net charge-offs were in the consumer auto category.  In response to a more challenging consumer credit environment, the Company tightened its underwriting guidelines on automobile lending in the latter part of 2016.  Management took this step in an effort to improve credit quality in the portfolio and lower delinquencies and charge-offs.  This action also resulted in a lower level of origination volume and, as such, the outstanding balance of the Company's automobile loans declined approximately $70 million in the six months ended June 30, 2017.  We expect to see further declines in the automobile loan totals through the balance of 2017 as well.  General market conditions and unique circumstances related to individual borrowers and projects contributed to the level of provisions and charge-offs.  As assets were categorized as potential problem loans, non-performing loans or foreclosed assets, evaluations were made of the values of these assets with corresponding charge-offs as appropriate.

In June 2017, the loss sharing agreements for InterBank were terminated.  In April 2016, the loss sharing agreements for Team Bank, Vantus Bank and Sun Security Bank were terminated.  Loans acquired from the FDIC related to Valley Bank did not have a loss sharing agreement.  All acquired loans were grouped into pools based on common characteristics and were recorded at their estimated fair values, which incorporated estimated credit losses at the acquisition date.  These loan pools are systematically reviewed by the Company to determine the risk of losses that may exceed those identified at the time of the acquisition.  Techniques used in determining risk of loss are similar to those used to determine the risk of loss for the legacy Great Southern Bank portfolio, with the greatest focus being placed on those loan pools which include the larger loan relationships and those loan pools which exhibit higher risk characteristics.  Review of the acquired loan portfolio also includes meetings with customers, review of financial information and collateral valuations to determine if any additional losses are apparent.

The Bank's allowance for loan losses as a percentage of total loans, excluding acquired loans that were previously covered by the FDIC loss sharing agreements, was 1.01% and 1.04% at June 30, 2017 and December 31, 2016, respectively.  Management considers the allowance for loan losses adequate to cover losses inherent in the Bank's loan portfolio at June 30, 2017, based on recent reviews of the Bank's loan portfolio and current economic conditions. If economic conditions were to deteriorate or management's assessment of the loan portfolio were to change, it is possible that additional loan loss provisions would be required, thereby adversely affecting future results of operations and financial condition.

Non-performing Assets

Former TeamBank, Vantus Bank, Sun Security Bank and InterBank non-performing assets, including foreclosed assets and potential problem loans, are not included in the totals or in the discussion of non-performing loans, potential problem loans and foreclosed assets below as they were subject to loss sharing agreements with the FDIC until those agreements expired, or until early termination occurred.  In addition, these assets were initially recorded at their estimated fair values as of their acquisition dates.  The overall performance of the loan pools acquired in 2009, 2011 and 2012 in FDIC-assisted transactions has been better than original expectations as of the acquisition dates.  Former Valley Bank loans are also excluded from the totals and the discussion of non-performing loans, potential problem loans and foreclosed assets below, although they were not covered by a loss sharing agreement.  Former Valley Bank loans are accounted for in pools and were recorded at their fair value at the time of the acquisition; therefore, these loan pools are analyzed rather than the individual loans. The performance of the loan pools acquired in the Valley Bank transaction also has been better than expectations at the acquisition date.

As a result of changes in balances and composition of the loan portfolio, changes in economic and market conditions that occur from time to time and other factors specific to a borrower's circumstances, the level of non-performing assets will fluctuate.

Non-performing assets, excluding all FDIC-assisted acquired assets, at June 30, 2017 were $35.0 million, a decrease of $4.3 million from $39.3 million at December 31, 2016.  Non-performing assets, excluding all FDIC-assisted acquired assets, as a percentage of total assets were 0.79% at June 30, 2017, compared to 0.86% at December 31, 2016.

Compared to December 31, 2016, non-performing loans decreased $817,000 to $13.3 million at June 30, 2017, and foreclosed assets decreased $3.5 million to $21.8 million at June 30, 2017.  Non-performing commercial business loans were $5.4 million, or 40.6%, of the total $13.3 million of non-performing loans at June 30, 2017, an increase of $623,000 from December 31, 2016.  Non-performing consumer loans increased $260,000 in the six months ended June 30, 2017, and were $3.0 million, or 22.9%, of total non-performing loans at June 30, 2017.  Non-performing commercial real estate loans comprised $2.6 million, or 19.3%, of the total non-performing loans at June 30, 2017, a decrease of $173,000 from December 31, 2016.  Non-performing one- to four-family residential loans comprised $1.5 million, or 11.3%, of the total non-performing loans at June 30, 2017, a decrease of $323,000 from December 31, 2016.  Non-performing construction and land development loans comprised $623,000, or 4.7%, of the total non-performing loans at June 30, 2017, a decrease of $1.2 million from December 31, 2016. Three loans in this category were paid off during the period, including one loan totaling $3.8 million which was added since December 31, 2016.

Non-performing Loans.  Activity in the non-performing loans category during the six months ended June 30, 2017 was as follows:

	Beginning Balance, January 1	Additions to Non- Performing	Removed from Non- Performing	Transfers to Potential Problem Loans	Transfers to Foreclosed Assets	Charge- Offs	Payments	Ending Balance, June 30
	(In Thousands)
One- to four-family construction	$—	$381	$—	$—	$—	$—	$(2)	$379
Subdivision construction	109	—	—	—	—	—	(4)	105
Land development	1,718	3,980	—	—	—	(92)	(5,467)	139
Commercial construction	—	—	—	—	—	—	—	—
One- to four-family residential	1,825	643	—	(477)	(238)	(37)	(214)	1,502
Other residential	162	2	—	—	—	(2)	—	162
Commercial real estate	2,727	1,764	—	—	(98)	(1,291)	(548)	2,554
Commercial business	4,765	1,079	—	—	(7)	(248)	(201)	5,388
Consumer	2,775	2,751	(217)	(81)	(551)	(725)	(917)	3,035

Total	$14,081	$10,600	$(217)	$(558)	$(894)	$(2,395)	$(7,353)	$13,264

Commercial real estate collateral that secured one relationship, totaling $1.7 million, was either transferred to foreclosed assets or sold; therefore, the remaining balance was reclassified from commercial real estate to commercial business in the Beginning Balance, January 1 presentation in the table above.

At June 30, 2017, the non-performing commercial business category included nine loans.  One loan totaling $970,000 was transferred from potential problem loans during the period and is collateralized by the business assets of an entity in the St. Louis, Mo. area.  The largest loan in this category totaled $2.8 million, or 52.7% of the total category, and is secured by the borrower's interest in a condo project in Branson, Mo.  The Bank's lending involvement with this project dates back to 2005.  This project had experienced some performance difficulties in the past and a new borrower became involved in this project during 2013.  The second largest relationship totaled $1.5 million, or 28.1% of the total category.  This relationship was previously collateralized by commercial real estate which has been foreclosed and subsequently sold.  We are currently pursuing collection efforts against the guarantors of the credit relationship.  The non-performing commercial real estate category included 10 loans, six of which were added during the period.  The largest relationship in this category, which included two loans and was transferred from potential problem loans during the three months ended June 30, 2017, totaled $803,000, or 31.4% of the total category.  The relationship is collateralized by commercial entertainment property and other property in Branson, Mo.  One relationship in this category, which was collateralized by a theatre property in Branson, Mo., incurred charge-offs of $1.2 million and received payments of $480,000 during the period, which paid off the remaining balance of that loan.  The non-performing consumer category included 245 loans, 168 of which were added during the current period, and the majority of which are indirect used automobile loans. The non-performing one- to four-family residential category included 20 loans, four of which were added during the current period.  The non-performing land development category included one loan, which was transferred from potential problem loans during the period.  One loan, which is the same relationship as discussed in the commercial real estate category, and was collateralized by land in the Branson, Mo. area had charge-offs of $92,000 and received payments of $3.8 million during the period, which paid off the remaining balance of that loan.  Also during the period, one loan in this category received payments of $1.6 million, which paid off the remaining balance of the loan.

Potential Problem Loans.  Compared to December 31, 2016, potential problem loans decreased $4.8 million, or 68.7%.  This decrease was due to $5.9 million in loans transferred to non-performing loans, $1.4 million in payments and $8,000 in charge-offs, partially offset by the addition of $2.6 million of loans to potential problem loans.  Potential problem loans are loans which management has identified through routine internal review procedures as having possible credit problems that may cause the borrowers difficulty in complying with the current repayment terms.  These loans are not reflected in non-performing assets, but are considered in determining the adequacy of the allowance for loan losses.

Activity in the potential problem loans category during the six months ended June 30, 2017, was as follows:

	Beginning Balance, January 1	Additions to Potential Problem	Removed from Potential Problem	Transfers to Non- Performing	Transfers to Foreclosed Assets	Charge- Offs	Payments	Ending Balance, June 30
	(In Thousands)
One- to four-family construction	$—	$—	$—	$—	$—	$—	$—	$—
Subdivision construction	—	—	—	—	—	—	—	—
Land development	4,135	139	—	(3,980)	—	—	(289)	5
Commercial construction	—	—	—	—	—	—	—	—
One- to four-family residential	439	740	—	(131)	—	—	(12)	1,036
Other residential	—	—	—	—	—	—	—	—
Commercial real estate	2,062	464	—	(803)	—	—	(979)	744
Commercial business	204	970	—	(970)	—	—	(95)	109
Consumer	122	241	—	(15)	—	(8)	(55)	285

Total	$6,962	$2,554	$—	$(5,899)	$—	$(8)	$(1,430)	$2,179

At June 30, 2017, the commercial real estate category of potential problem loans included two loans, the largest of which is $668,000, and is collateralized by a commercial building in Springfield, Mo.  $963,000 of the payments in the category related to one relationship, the remainder of which was moved to non-performing loans during the three months ended June 30, 2017.  The relationship is collateralized by commercial entertainment property and other property in Branson, Mo.  The one- to four-family residential category of potential problem loans included 14 loans, eight of which were added during the current period.  The commercial business category of potential problem loans included six loans.  One loan totaling $970,000 was transferred to non-performing loans during the current period, and is collateralized by the business assets of an entity in the St. Louis, Mo. area.  The land development category of potential problem loans decreased from December 31, 2016 primarily due to the transfer of one loan totaling $3.8 million to the non-performing loans category, which is discussed above.

Other Real Estate Owned.  Of the total $30.1 million of other real estate owned at June 30, 2017, $4.2 million represents the fair value of foreclosed assets previously covered by FDIC loss sharing agreements, $1.9 million represents the fair value of foreclosed assets acquired related to Valley Bank and not covered by a loss sharing agreement, and $2.2 million represents properties which were not acquired through foreclosure. The foreclosed and other assets acquired in the FDIC-assisted transactions and the properties not acquired through foreclosure are not included in the following table and discussion of other real estate owned.

Activity in foreclosed assets during the six months ended June 30, 2017, was as follows:

	Beginning Balance, January 1	Additions	Sales	Capitalized Costs	Write- Downs	Ending Balance, June 30
	(In Thousands)
One- to four-family construction	$—	$—	$—	$—	$—	$—
Subdivision construction	6,360	—	(143)	—	—	6,217
Land development	10,886	—	(181)	—	(383)	10,322
Commercial construction	—	—	—	—	—	—
One- to four-family residential	1,217	238	(981)	—	(9)	465
Other residential	954	—	(1,071)	117	—	—
Commercial real estate	3,841	98	(1,664)	—	—	2,275
Commercial business	—	—	—	—	—	—
Consumer	1,991	10,224	(9,709)	—	—	2,506

Total	$25,249	$10,560	$(13,749)	$117	$(392)	$21,785

At June 30, 2017, the land development category of foreclosed assets included 20 properties, the largest of which was located in northwest Arkansas and had a balance of $1.4 million, or 13.3% of the total category.  Of the total dollar amount in the land development category of foreclosed assets, 37.7% and 34.9% was located in the Branson, Mo. and the northwest Arkansas areas, respectively, including the largest property previously mentioned.  The subdivision construction category of foreclosed assets included 26 properties, the largest of which was located in the Springfield, Mo. metropolitan area and had a balance of $1.2 million, or 19.8% of the total category.  Of the total dollar amount in the subdivision construction category of foreclosed assets, 29.6% and 19.8% is located in Branson, Mo. and Springfield, Mo., respectively, including the largest property previously mentioned.  The commercial real estate category of foreclosed assets included four properties.  The largest relationship in the commercial real estate category, which was added during the previous year, totaled $1.3 million, or 56.3% of the total category, and is a hotel located in the western United States.  The assets of one relationship in the commercial real estate category, which included one retail property located in Georgia and one retail property located in Texas totaling $1.5 million, were sold during the current year period.  The one-to four-family residential category of foreclosed assets included eight properties, four of which were added during current period.  Nine properties in this category, totaling $1.0 million, were sold during the six months ended June 30, 2017.  The other residential category of foreclosed assets had a zero balance at June 30, 2017, due to all five properties held at the beginning of the period being sold.  Included in those sales were four properties which were part of the same condominium community located in Branson, Mo.  The larger amount of additions and sales under consumer loans are due to a higher volume of repossessions of automobiles, which generally are subject to a shorter repossession process.  Compared to previous years, in 2016 and 2017 the Company experienced increased levels of delinquencies and repossessions in consumer loans, primarily indirect used automobile loans.

Non-interest Income

For the three months ended June 30, 2017, non-interest income increased $6.9 million to $15.8 million when compared to the three months ended June 30, 2016, primarily as a result of the following items:

Gain on early termination of FDIC loss sharing agreement for Inter Savings Bank:  As discussed above, and as previously disclosed in the Company's Current Report on Form 8-K filed on June 9, 2017, the Company's loss sharing agreement with the FDIC related to Inter Savings Bank was terminated early and the Company received a payment of $15.0 million to settle all outstanding items related to the terminated agreement.  The Company recognized a one-time gross gain of $7.7 million related to the termination, which was recorded during the three months ended June 30, 2017.

Amortization of income related to business acquisitions:  Because of the termination of the loss sharing agreements, the net amortization expense related to business acquisitions was $4,000 for the three months ended June 30, 2017, compared to $1.6 million for the quarter ended June 30, 2016.

Late charges and fees on loans:  Late charges and fees on loans increased $306,000 compared to the prior year period.  The increase was primarily due to fees on loan payoffs totaling $130,000 received on two loan relationships.

Net realized gains on sales of available-for-sale securities:  During the 2016 period the Company sold an investment held at the holding company level for a gain of $2.7 million.  There were no gains on sales of investments in the current quarter.

For the six months ended June 30, 2017, non-interest income increased $9.6 million to $23.5 million when compared to the six months ended June 30, 2016, primarily as a result of the following items:

Gain on early termination of FDIC loss sharing agreement for Inter Savings Bank:  As discussed above, and as previously disclosed in the Company's Current Report on Form 8-K filed on June 9, 2017, the Company's loss sharing agreement with the FDIC related to Inter Savings Bank was terminated early and the Company received a payment of $15.0 million to settle all outstanding items related to the terminated agreement.  The Company recognized a one-time gross gain of $7.7 million related to the termination.  In the prior year period, the Company recognized a $584,000 impairment loss on the termination of the loss sharing agreements for TeamBank, Vantus Bank and Sun Security Bank.

Amortization of income related to business acquisitions:  The net amortization expense related to business acquisitions was $485,000 for the six months ended June 30, 2017, compared to $4.3 million for the six months ended June 30, 2016.  The amortization expense for the six months ended June 30, 2017, consisted of the following items:  $503,000 of amortization expense related to the changes in cash flows expected to be collected from the FDIC-covered loan portfolios acquired from InterBank and $140,000 of amortization of the clawback liability. Partially offsetting the expense was income from the accretion of the discount related to the indemnification asset for the InterBank acquisition of $158,000.

Late charges and fees on loans:  Late charges and fees on loans increased $607,000 compared to the prior year period.  The increase was primarily due to fees on loan payoffs totaling $632,000 received on four loan relationships.

Other income:  Other income decreased $420,000 compared to the prior year period.  During the 2016 period, the Company recognized a $257,000 gain on the sale of the Thayer, Mo., branch and deposits and a $110,000 gain on the sale of the Buffalo, Mo., branch and deposits.  In addition, a gain of $238,000 was recognized on sales of fixed assets unrelated to the branch sales during the 2016 period.  There were no similar transactions during the 2017 period.

Net realized gains on sales of available-for-sale securities:  During the 2016 period the Company sold an investment held at the holding company level for a gain of $2.7 million.  There were no gains on sales of investments in the current year period.

Non-interest Expense

For the three months ended June 30, 2017, non-interest expense decreased $1.4 million to $28.4 million when compared to the three months ended June 30, 2016, primarily as a result of the following items:

Salaries and employee benefits:  Salaries and employee benefits decreased $748,000 from the prior year period.  In the 2016 period, compensation expense was still elevated due to the then-recent Fifth Third branch and deposit acquisition.  Subsequent to June 30, 2016, some of the employees related to those operations left the Company and many were not replaced.  In 2017, residential loan originations have been lower than in the prior year period, resulting in less incentive compensation for loan originators and staff.  The Company has also recently reorganized some staff functions in certain areas to operate more efficiently.  In addition, there are budgeted but unfilled positions in various areas of the Company that have resulted in lower compensation costs in some areas.

Net occupancy and equipment expense:  Net occupancy and equipment expense decreased $355,000 in the three months ended June 30, 2017 compared to the same period in 2016.  The decrease was primarily due to furniture, fixtures and equipment, and computer equipment which became fully depreciated during the past year resulting in less depreciation expense during the current year period.

Insurance expense:  Insurance expense decreased $284,000 in the three months ended June 30, 2017 compared to the prior year period primarily due to a reduction in FDIC insurance premiums resulting from a change in the FDIC insurance assessment rates, which went into effect during the fourth quarter of 2016.  Because the FDIC's deposit insurance fund hit a predetermined threshold, deposit insurance rates for many banks, including ours, have been reduced.

Partnership tax credit:  Partnership tax credit expense decreased $203,000 in the three months ended June 30, 2017 compared to the same period in 2016.  The decrease was primarily due to the end of the amortization period for some of the Company's new market tax credits and the investment in those tax credits has been written off.

Other operating expenses:  Other operating expenses increased $405,000 in the three months ended June 30, 2017 compared to the same period in 2016.  This increase was primarily due to the $340,000 prepayment penalty incurred when FHLB advances totaling $31.4 million were repaid prior to maturity.

For the six months ended June 30, 2017, non-interest expense decreased $3.8 million to $56.9 million when compared to the six months ended June 30, 2016, primarily as a result of the following items:

Fifth Third Bank branch acquisition expenses:  During the 2016 period, the Company incurred approximately $1.4 million of one-time expenses related to the acquisition of certain branches from Fifth Third Bank.  Those expenses included approximately $124,000 of compensation expense, approximately $385,000 of legal, audit and other professional fees expense, approximately $294,000 of computer license and support expense, approximately $436,000 in charges to replace former Fifth Third Bank customer checks with Great Southern Bank checks, and approximately $79,000 of travel, meals and other expenses related to the transaction.

Salaries and employee benefits:  Salaries and employee benefits decreased $779,000 from the prior year period.  In the 2016 period, the Company incurred one-time acquisition related net salary and retention bonus and other compensation expenses paid as part of the Fifth Third branch transaction totaling $124,000.  Compensation expense also decreased for the reasons outlined in the three months ended June 30, 2017 discussion above.

Net occupancy and equipment expense:  Net occupancy and equipment expense decreased $880,000 in the six months ended June 30, 2017 compared to the same period in 2016.  During 2016, the Company had one-time expenses as part of the acquisition of the Fifth Third banking centers of $279,000 and increased computer license and support costs of $247,000 with no similar expenses in the current year period.

Expense on foreclosed assets:  Expense on foreclosed assets decreased $534,000 compared to the prior year period due to expenses and valuation write-downs of foreclosed assets during the 2016 period, primarily related to three properties, totaling approximately $978,000, partially offset by expenses and write-downs in the current year period.

Insurance expense:  Insurance expense decreased $438,000 in the six months ended June 30, 2017 compared to the prior year period primarily due to a reduction in FDIC insurance premiums resulting from a change in the FDIC insurance assessment rates, which went into effect during the fourth quarter of 2016.  Because the FDIC's deposit insurance fund hit a predetermined threshold, deposit insurance rates for many banks, including ours, have been reduced.

Partnership tax credit:  Partnership tax credit expense decreased $345,000 in the six months ended June 30, 2017 compared to the same period in 2016.  The decrease was primarily due to the end of the amortization period for some of the Company's new market tax credits and the investment in those tax credits has been written off.

Legal, audit and other professional fees:  Legal, audit and other professional fees decreased $271,000 from the prior year period due to additional expenses in the 2016 period related to the Fifth Third transaction, as noted in the Fifth Third Bank branch acquisition expenses above.

The Company's efficiency ratio for the three months ended June 30, 2017, was 52.83% compared to 60.12% for the same period in 2016.  The Company's efficiency ratio for the six months ended June 30, 2017, was 56.89%, compared to 63.47% for the same period in 2016.  The improvement in the ratio in each of the 2017 periods was primarily due to the increase in non-interest income (significantly impacted by the gain on the termination of the loss sharing agreements for the Inter Savings Bank FDIC-assisted transaction) and the decrease in non-interest expense, partially offset by the decrease in net interest income.  The Company's ratio of non-interest expense to average assets was 2.55% and 2.55% for the three and six months ended June 30, 2017, respectively, compared to 2.75% and 2.84% for the three and six months ended June 30, 2016, respectively.  The decrease in the current three and six month period ratios was due to the decrease in non-interest expense and the increase in average assets in the 2017 periods compared to the 2016 periods.  Average assets for the three months ended June 30, 2017, increased $114.6 million, or 2.6%, from the three months ended June 30, 2016, primarily due to organic loan growth, partially offset by decreases in investment securities and other interest-earning assets.  Average assets for the six months ended June 30, 2017, increased $186.7 million, or 4.4%, from the six months ended June 30, 2016, primarily due to organic loan growth, partially offset by decreases in investment securities and other interest-earning assets.

Provision for Income Taxes

For the three months ended June 30, 2017 and 2016, the Company's effective tax rate was 30.8% and 28.3%, respectively.  For the six months ended June 30, 2017 and 2016, the Company's effective tax rate was 28.9% and 26.9%, respectively.  These effective rates were lower than the statutory federal tax rate of 35%, due primarily to the utilization of certain investment tax credits and to tax-exempt investments and tax-exempt loans which reduced the Company's effective tax rate.  In future periods, the Company expects its effective tax rate typically will be 26-28% of pre-tax net income, assuming it continues to maintain or increase its use of investment tax credits and maintain or increase its pre-tax net income. The Company's effective tax rate may fluctuate as it is impacted by the level and timing of the Company's utilization of tax credits and the level of tax-exempt investments and loans and the overall level of pre-tax income.  The Company's effective tax rate was higher than its typical effective tax rate in the 2016 and 2017 three-month periods ended June 30 due to increased net income due to the gain on termination of the loss sharing agreements for the InterBank FDIC-assisted transaction (2017) and gains on the sales of investments (2016).

Average Balances, Interest Rates and Yields

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. Average balances of loans receivable include the average balances of non-accrual loans for each period. Interest income on loans includes interest received on non-accrual loans on a cash basis.  Interest income on loans includes the amortization of net loan fees which were deferred in accordance with accounting standards.  Net fees included in interest income were $460,000 and $1.0 million for the three months ended June 30, 2017 and 2016, respectively.  Net fees included in interest income were $1.7 million and $2.2 million for the six months ended June 30, 2017 and 2016, respectively.  Tax-exempt income was not calculated on a tax equivalent basis. The table does not reflect any effect of income taxes.

	June 30, 2017(2)	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
		(Dollars in Thousands)
Interest-earning assets:
Loans receivable: (1)
One- to four-family residential	4.20%	$461,321	$5,528	4.81%	$558,805	$7,384	5.31%
Other residential	4.32	690,405	7,717	4.48	460,059	5,402	4.72
Commercial real estate	4.34	1,247,830	13,556	4.36	1,116,450	13,149	4.74
Construction	4.14	422,683	4,756	4.51	441,336	4,882	4.45
Commercial business	4.57	293,411	3,566	4.87	321,314	4,159	5.21
Other loans	6.03	652,293	7,630	4.69	692,381	8,511	4.94
Industrial revenue bonds	5.31	26,144	413	6.33	37,517	591	6.34

Total loans receivable	4.68	3,794,087	43,166	4.56	3,627,862	44,078	4.89

Investment securities(1)	3.17	211,944	1,327	2.51	264,310	1,445	2.20
Other interest-earning assets	1.17	120,125	251	0.84	98,570	113	0.46

Total interest-earning assets	4.52	4,126,156	44,744	4.35	3,990,742	45,636	4.60
Non-interest-earning assets:
Cash and cash equivalents		108,131			107,036
Other non-earning assets		217,764			239,630
Total assets		$4,452,051			$4,337,408

Interest-bearing liabilities:
Interest-bearing demand and savings	0.29	$1,569,069	1,137	0.29	$1,507,079	958	0.26
Time deposits	1.09	1,419,996	3,867	1.09	1,302,160	3,163	0.98
Total deposits	0.67	2,989,065	5,004	0.67	2,809,239	4,121	0.59
Short-term borrowings and structured repurchase agreements	0.03	234,655	318	0.54	428,840	406	0.38
Subordinated debentures issued to capital trusts	2.77	25,774	252	3.92	25,774	190	2.96
Subordinated notes	5.57	73,594	1,025	5.59	—	—	—
FHLBank advances	—	30,378	244	3.22	31,509	257	3.28

Total interest-bearing liabilities	0.81	3,353,466	6,843	0.82	3,295,362	4,974	0.61
Non-interest-bearing liabilities:
Demand deposits		621,429			602,551
Other liabilities		26,984			26,797
Total liabilities		4,001,879			3,924,710
Stockholders' equity		450,172			412,698
Total liabilities and stockholders' equity		$4,452,051			$4,337,408

Net interest income:
Interest rate spread	3.71%		$37,901	3.53%		$40,662	3.99%
Net interest margin*				3.68%			4.10%
Average interest-earning assets to average interest-bearing liabilities		123.0%			121.1%

_____________________
*	Defined as the Company's net interest income divided by total average interest-earning assets.
(1)
Of the total average balances of investment securities, average tax-exempt investment securities were $62.5 million and $71.8 million for the three months ended June 30, 2017 and 2016, respectively. In addition, average tax-exempt loans and industrial revenue bonds were $28.3 million and $31.7 million for the three months ended June 30, 2017 and 2016, respectively. Interest income on tax-exempt assets included in this table was $857,000 and $854,000 for the three months ended June 30, 2017 and 2016, respectively. Interest income net of disallowed interest expense related to tax-exempt assets was $821,000 and $822,000 for the three months ended June 30, 2017 and 2016, respectively.

(2)
The yield on loans at June 30, 2017 does not include the impact of the accretable yield (income) on loans acquired in the FDIC-assisted transactions.  See "Net Interest Income" for a discussion of the effect on results of operations for the three months ended June 30, 2017.

	June 30, 2017(2)	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
		(Dollars in Thousands)
Interest-earning assets:
Loans receivable: (1)
One- to four-family residential	4.20%	$472,667	$11,624	4.96%	$547,823	$14,988	5.50%
Other residential	4.32	684,965	15,243	4.49	451,044	11,078	4.94
Commercial real estate	4.34	1,232,317	27,085	4.43	1,097,385	25,761	4.72
Construction	4.14	412,200	9,132	4.47	426,926	9,709	4.57
Commercial business	4.57	293,984	7,380	5.06	320,901	8,437	5.29
Other loans	6.03	670,642	15,660	4.71	679,225	16,999	5.03
Industrial revenue bonds	5.31	26,752	786	5.92	38,790	1,153	5.98

Total loans receivable	4.68	3,793,527	86,910	4.62	3,562,094	88,125	4.98

Investment securities(1)	3.17	216,130	2,742	2.56	268,363	3,005	2.25
Other interest-earning assets	1.17	129,826	505	0.78	104,107	252	0.49

Total interest-earning assets	4.52	4,139,483	90,157	4.39	3,934,564	91,382	4.67
Non-interest-earning assets:
Cash and cash equivalents		107,974			105,477
Other non-earning assets		221,130			241,855
Total assets		$4,468,587			$4,281,896

Interest-bearing liabilities:
Interest-bearing demand and savings	0.29	$1,562,247	2,232	0.29	$1,490,591	1,863	0.25
Time deposits	1.09	1,453,943	7,737	1.07	1,310,797	6,193	0.95
Total deposits	0.67	3,016,190	9,969	0.67	2,801,388	8,056	0.58
Short-term borrowings and structured repurchase agreements	0.03	236,076	544	0.46	316,873	487	0.31
Subordinated debentures issued to capital trusts	2.77	25,774	493	3.86	25,774	363	2.83
Subordinated notes	5.57	73,573	2,050	5.62	—	—	—
FHLBank advances	—	30,905	499	3.26	105,581	696	1.33

Total interest-bearing liabilities	0.81	3,382,518	13,555	0.81	3,249,616	9,602	0.59
Non-interest-bearing liabilities:
Demand deposits		614,827			596,074
Other liabilities		26,710			27,148
Total liabilities		4,024,055			3,872,838
Stockholders' equity		444,532			409,058
Total liabilities and stockholders' equity		$4,468,587			$4,281,896

Net interest income:
Interest rate spread	3.71%		$76,602	3.58%		$81,780	4.08%
Net interest margin*				3.73%			4.18%
Average interest-earning assets to average interest-bearing liabilities		122.4%			121.1%

_____________________
*	Defined as the Company's net interest income divided by total average interest-earning assets.
(1)
Of the total average balances of investment securities, average tax-exempt investment securities were $64.4 million and $73.8 million for the six months ended June 30, 2017 and 2016, respectively. In addition, average tax-exempt loans and industrial revenue bonds were $29.4 million and $33.1 million for the six months ended June 30, 2017 and 2016, respectively. Interest income on tax-exempt assets included in this table was $1.7 million and $1.9 million for the six months ended June 30, 2017 and 2016, respectively. Interest income net of disallowed interest expense related to tax-exempt assets was $1.6 million and $1.9 million for the six months ended June 30, 2017 and 2016, respectively.

(2)
The yield on loans at June 30, 2017 does not include the impact of the accretable yield (income) on loans acquired in the FDIC-assisted transactions.  See "Net Interest Income" for a discussion of the effect on results of operations for the six months ended June 30, 2017.

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

	Three Months Ended June 30,
	2017 vs. 2016
	Increase (Decrease) Due to

			Total Increase (Decrease)
	Rate	Volume
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable	$(2,932)	$2,020	$(912)
Investment securities	191	(309)	(118)
Other interest-earning assets	109	29	138
Total interest-earning assets	(2,632)	1,740	(892)
Interest-bearing liabilities:
Demand deposits	138	41	179
Time deposits	399	305	704
Total deposits	537	346	883
Short-term borrowings	136	(224)	(88)
Subordinated debentures issued to capital trust	62	—	62
Subordinated notes	—	1,025	1,025
FHLBank advances	(4)	(9)	(13)
Total interest-bearing liabilities	731	1,138	1,869
Net interest income	$(3,363)	$602	$(2,761)

	Six Months Ended June 30,
	2017 vs. 2016
	Increase (Decrease) Due to

			Total Increase (Decrease)
	Rate	Volume
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable	$(6,614)	$5,399	$(1,215)
Investment securities	372	(635)	(263)
Other interest-earning assets	180	73	253
Total interest-earning assets	(6,062)	4,837	(1,225)
Interest-bearing liabilities:
Demand deposits	278	91	369
Time deposits	837	707	1,544
Total deposits	1,115	798	1,913
Short-term borrowings	202	(145)	57
Subordinated debentures issued to capital trust	130	—	130
Subordinated notes	—	2,050	2,050
FHLBank advances	528	(725)	(197)
Total interest-bearing liabilities	1,975	1,978	3,953
Net interest income	$(8,037)	$2,859	$(5,178)

Liquidity

Liquidity is a measure of the Company's ability to generate sufficient cash to meet present and future financial obligations in a timely manner through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. These obligations include the credit needs of customers, funding deposit withdrawals, and the day-to-day operations of the Company. Liquid assets include cash, interest-bearing deposits with financial institutions and certain investment securities and loans. As a result of the Company's management of the ability to generate liquidity primarily through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors' requirements and meet its customers' credit needs. At June 30, 2017, the Company had commitments of approximately $178.3 million to fund loan originations, $909.9 million of unused lines of credit and unadvanced loans, and $20.7 million of outstanding letters of credit.

Loan commitments and the unfunded portion of loans at the dates indicated were as follows (in thousands):

	June 30, 2017	March 31, 2017	December 31, 2016	December 31, 2015	December 31, 2014
Closed loans with unused available lines
Secured by real estate (one- to four-family)	$129,894	$127,527	$123,433	$105,390	$92,286
Secured by real estate (not one- to four-family)	17,486	22,234	26,062	21,857	23,909
Not secured by real estate - commercial business	99,680	93,541	79,937	63,865	63,381

Closed construction loans with unused available lines
Secured by real estate (one-to four-family)	8,767	8,419	10,047	14,242	17,564
Secured by real estate (not one-to four-family)	604,999	583,396	542,326	385,969	356,913

Loan Commitments not closed
Secured by real estate (one-to four-family)	18,769	20,252	15,884	13,411	12,700
Secured by real estate (not one-to four-family)	149,317	61,543	119,126	120,817	54,643
Not secured by real estate - commercial business	10,244	4,558	7,022	—	—

	$1,039,156	$921,470	$923,837	$725,551	$621,396

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

At June 30, 2017, the Company had these available secured lines and on-balance sheet liquidity:

Federal Home Loan Bank line	$575.0 million
Federal Reserve Bank line	$584.2 million
Cash and cash equivalents	$212.5 million
Unpledged securities	$52.2 million

Statements of Cash Flows. During both the six months ended June 30, 2017 and 2016, the Company had positive cash flows from operating activities.  Cash flows from investing activities were positive for the six months ended June 30, 2017 and were negative for the six months ended June 30, 2016.  Cash flows from financing activities were negative for the six months ended June 30, 2017 and were positive for the six months ended June 30, 2016.

Cash flows from operating activities for the periods covered by the Statements of Cash Flows have been primarily related to changes in accrued and deferred assets, credits and other liabilities, the provision for loan losses, depreciation, gains on sales of investment securities and the amortization of deferred loan origination fees and discounts (premiums) on loans and investments, all of which are non-cash or non-operating adjustments to operating cash flows. Net income adjusted for non-cash and non-operating items and the origination and sale of loans held for sale were the primary source of cash flows from operating activities. Operating activities provided cash flows of $21.8 million and $45.2 million during the six months ended June 30, 2017 and 2016, respectively.

During the six months ended June 30, 2017, investing activities provided cash of $36.7 million, primarily due to the net decrease in loans, the sale of other real estate owned, payments received on investment securities and cash received from the FDIC related to the termination of the loss sharing agreements related to InterBank, partially offset by the purchase of loans. Investing activities in the 2016 period used cash of $117.8 million, primarily due to the net increase in loans and the purchase of loans, partially offset by the sale of other real estate owned and payments received on investment securities.  Additionally, investing activities included cash received of $44.4 million related to business acquisitions and cash paid of $17.8 million related to business divestitures.

Changes in cash flows from financing activities during the periods covered by the Statements of Cash Flows are due to changes in deposits after interest credited, changes in FHLBank advances and changes in short-term borrowings, as well as dividend payments to stockholders and the exercise of common stock options.  Financing activities used cash of $125.7 million and provided cash of $77.1 million during the six months ended June 30, 2017 and 2016, respectively, due primarily to the decrease in deposits and FHLBank advances in both the 2016 and 2017 periods and the increase in short-term borrowings in the 2016 period. Financing activities in the future are expected to primarily include changes in deposits, changes in FHLBank advances, changes in short-term borrowings and dividend payments to stockholders.

Capital Resources

Management continuously reviews the capital position of the Company and the Bank to ensure compliance with minimum regulatory requirements, as well as to explore ways to increase capital either by retained earnings or other means.

At June 30, 2017, the Company's total stockholders' equity and common stockholders' equity were $453.6 million, or 10.2% of total assets, equivalent to a book value of $32.32 per common share. At December 31, 2016, total stockholders' equity and common stockholders' equity were $429.8 million, or 9.4% of total assets, equivalent to a book value of $30.77 per common share. At June 30, 2017, the Company's tangible common equity to tangible assets ratio was 10.0%, compared to 9.2% at December 31, 2016. (See Non-GAAP Financial Measures below).

Banks are required to maintain minimum risk-based capital ratios. These ratios compare capital, as defined by the risk-based regulations, to assets adjusted for their relative risk as defined by the regulations. Under current guidelines, which became effective January 1, 2015, banks must have a minimum common equity Tier 1 capital ratio of 4.50%, a minimum Tier 1 risk-based capital ratio of 6.00%, a minimum total risk-based capital ratio of 8.00%, and a minimum Tier 1 leverage ratio of 4.00%. To be considered "well capitalized," banks must have a minimum common equity Tier 1 capital ratio of 6.50%, a minimum Tier 1 risk-based capital ratio of 8.00%, a minimum total risk-based capital ratio of 10.00%, and a minimum Tier 1 leverage ratio of 5.00%. On June 30, 2017, the Bank's common equity Tier 1 capital ratio was 11.8%, its Tier 1 capital ratio was 11.8%, its total capital ratio was 12.7% and its Tier 1 leverage ratio was 11.3%. As a result, as of June 30, 2017, the Bank was well capitalized, with capital ratios in excess of those required to qualify as such.  On December 31, 2016, the Bank's common equity Tier 1 capital ratio was 11.8%, its Tier 1 capital ratio was 11.8%, its total capital ratio was 12.7% and its Tier 1 leverage ratio was 10.8%. As a result, as of December 31, 2016, the Bank was well capitalized, with capital ratios in excess of those required to qualify as such.

The FRB has established capital regulations for bank holding companies that generally parallel the capital regulations for banks. On June 30, 2017, the Company's common equity Tier 1 capital ratio was 10.4%, its Tier 1 capital ratio was 10.9%, its total capital ratio was 13.6% and its Tier 1 leverage ratio was 10.5%. To be considered well capitalized, a bank holding company must have a Tier 1 risk-based capital ratio of at least 6.00% and a total risk-based capital ratio of at least 10.00%.  As of June 30, 2017, the Company was considered well capitalized, with capital ratios in excess of those required to qualify as such.  On December 31, 2016, the Company's common equity Tier 1 capital ratio was 10.2%, its Tier 1 capital ratio was 10.8%, its total capital ratio was 13.6% and its Tier 1 leverage ratio was 9.9%. As of December 31, 2016, the Company was considered well capitalized, with capital ratios in excess of those required to qualify as such.

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

Dividends. During the three months ended June 30, 2017, the Company declared a common stock cash dividend of $0.24 per share, or 21% of net income per diluted common share for that three month period, and paid a common stock cash dividend of $0.22 per share (which was declared in March 2017).  During the three months ended June 30, 2016, the Company declared a common stock cash dividend of $0.22 per share, or 25% of net income per diluted common share for that three month period, and paid a common stock cash dividend of $0.22 per share (which was declared in March 2016).  During the six months ended June 30, 2017, the Company declared common stock cash dividends of $0.46 per share, or 24% of net income per diluted common share for that six month period, and paid common stock cash dividends of $0.44 per share.  During the six months ended June 30, 2016, the Company declared common stock cash dividends of $0.44 per share, or 28% of net income per diluted common share for that six month period, and paid common stock cash dividends of $0.44 per share.  The Board of Directors meets regularly to consider the level and the timing of dividend payments.  The $0.24 per share dividend declared but unpaid as of June 30, 2017, was paid to stockholders in July 2017.

Common Stock Repurchases and Issuances. During the three and six month periods ended June 30, 2017 and 2016, respectively, the Company did not repurchase any shares of its common stock.  During the three months ended June 30, 2017, the Company issued 25,328 shares of stock at an average price of $30.07 per share to cover stock option exercises.  During the three months ended June 30, 2016, the Company issued 12,704 shares of stock at an average price of $29.94 per share to cover stock option exercises.  During the six months ended June 30, 2017, the Company issued 66,267 shares of stock at an average price of $26.84 per share to cover stock option exercises.  During the six months ended June 30, 2016, the Company issued 16,900 shares of stock at an average price of $29.25 per share to cover stock option exercises.

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

In calculating the ratio of tangible common equity to tangible assets, we subtract period-end intangible assets from common equity and from total assets.  Management believes that the presentation of these measures excluding the impact of intangible assets provides useful supplemental information that is helpful in understanding our financial condition and results of operations, as they provide a method to assess management's success in utilizing our tangible capital as well as our capital strength.  Management also believes that providing measures that exclude balances of intangible assets, which are subjective components of valuation, facilitates the comparison of our performance with the performance of our peers.  In addition, management believes that these are standard financial measures used in the banking industry to evaluate performance.

These non-GAAP financial measures are supplemental and are not a substitute for any analysis based on GAAP financial measures. Because not all companies use the same calculation of non-GAAP measures, this presentation may not be comparable to other similarly titled measures as calculated by other companies.

Non-GAAP Reconciliation:  Ratio of Tangible Common Equity to Tangible Assets

	June 30,	December 31,
	2017	2016
	(Dollars in Thousands)

Common equity at period end	$453,550	$429,806
Less: Intangible assets at period end	11,675	12,500
Tangible common equity at period end (a)	$441,875	$417,306

Total assets at period end	$4,447,095	$4,550,663
Less: Intangible assets at period end	11,675	12,500
Tangible assets at period end (b)	$4,435,420	$4,538,163

Tangible common equity to tangible assets (a) / (b)	9.96%	9.20%

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

The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained despite fluctuations in prevailing interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time. The difference, or the interest rate repricing "gap," provides an indication of the extent to which an institution's interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities repricing during the same period, and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets during the same period. Generally, during a period of rising interest rates, a negative gap within shorter repricing periods would adversely affect net interest income, while a positive gap within shorter repricing periods would result in an increase in net interest income. During a period of falling interest rates, the opposite would be true. As of June 30, 2017, Great Southern's interest rate risk models indicate that, generally, rising interest rates are expected to have a positive impact on the Company's net interest income, while declining interest rates would have a negative impact on net interest income. We model various interest rate scenarios for rising and falling rates, including both parallel and non-parallel shifts in rates. The results of our modeling indicate that net interest income is not likely to be materially affected either positively or negatively in the first twelve months following a rate change, regardless of any changes in interest rates, because our portfolios are relatively well matched in a twelve-month horizon. The effects of interest rate changes, if any, are expected to be more impacting to net interest income in the 12 to 36 months following a rate change.

The current level and shape of the interest rate yield curve poses challenges for interest rate risk management. Prior to its increase of 0.25% on December 16, 2015, the Federal Reserve Board had last changed interest rates on December 16, 2008. This was the first rate increase since June 29, 2006.  The FRB has now also implemented rate increases of 0.25% on December 14, 2016, 0.25% on March 15, 2017 and 0.25% on June 14, 2017.  A substantial portion of Great Southern's loan portfolio ($1.21 billion at June 30, 2017) is tied to the one-month or three-month LIBOR index and will adjust at least once within 90 days after June 30, 2017.  Of these loans, $705 million as of June 30, 2017 had interest rate floors.  Great Southern also has a significant portfolio of loans ($361 million at June 30, 2017) which are tied to a "prime rate" of interest and will adjust immediately with changes to the "prime rate" of interest.

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

ITEM 4. CONTROLS AND PROCEDURES

We maintain a system of disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) that is designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate. An evaluation of our disclosure controls and procedures was carried out as of June 30, 2017, under the supervision and with the participation of our principal executive officer, principal financial officer and several other members of our senior management. Our principal executive officer and principal financial officer concluded that, as of June 30, 2017, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the principal executive officer and principal financial officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There were no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) under the Act) that occurred during the quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As indicated below, no shares were purchased during the three months ended June 30, 2017.

	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan(1)

April 1, 2017 – April 30, 2017	—	$—	—	378,562
May 1, 2017 – May 31, 2017	—	—	—	378,562
June 1, 2017 – June 30, 2017	—	—	—	378,562
	—	$—	—

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

Great Southern Bancorp, Inc.
Registrant
Date: August 4, 2017	/s/ Joseph W. Turner
Joseph W. Turner President and Chief Executive Officer (Principal Executive Officer)
Date: August 4, 2017	/s/ Rex A. Copeland
Rex A. Copeland Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

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

None.

(101)
Attached as Exhibit 101 are the following financial statements from the Great Southern Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated statements of financial condition, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows and (v) notes to consolidated financial statements.