Form 10-Q
period 2017-09-30
GREAT SOUTHERN BANCORP, INC.
filed 2017-11-07
CIK 854560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES ACT OF 1934

For the Quarterly Period Ended September 30, 2017

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
Yes /  /   No /X/

The number of shares outstanding of each of the registrant's classes of common stock:  14,058,695 shares of common stock, par value $.01, outstanding at November 3, 2017.

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except number of shares)

	SEPTEMBER 30,	DECEMBER 31,
	2017	2016
	(Unaudited)

ASSETS
Cash	$112,145	$120,203
Interest-bearing deposits in other financial institutions	144,527	159,566
Cash and cash equivalents	256,672	279,769
Available-for-sale securities	183,968	213,872
Held-to-maturity securities (fair value $133 – September 2017; $258 - December 2016)	130	247
Mortgage loans held for sale	11,133	16,445
Loans receivable, net of allowance for loan losses of $36,243 – September 2017; $37,400 - December 2016	3,800,988	3,759,966
FDIC indemnification asset	--	13,145
Interest receivable	11,206	11,875
Prepaid expenses and other assets	42,762	45,649
Other real estate owned, net	30,116	32,658
Premises and equipment, net	137,537	140,596
Goodwill and other intangible assets	11,263	12,500
Investment in Federal Home Loan Bank stock	13,282	13,034
Current and deferred income taxes	13,554	10,907
Total Assets	$4,512,611	$4,550,663

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$3,598,213	$3,677,230
Federal Home Loan Bank advances	174,000	31,452
Securities sold under reverse repurchase agreements with customers	130,934	113,700
Short-term borrowings	22,665	172,323
Subordinated debentures issued to capital trusts	25,774	25,774
Subordinated notes	73,651	73,537
Accrued interest payable	1,693	2,723
Advances from borrowers for taxes and insurance	8,825	4,643
Accounts payable and accrued expenses	14,736	19,475
Total Liabilities	4,050,491	4,120,857
Stockholders' Equity:
Capital stock
Serial preferred stock –$.01 par value; authorized 1,000,000 shares; issued and outstanding September 2017 and December 2016 - -0- shares	--	--
Common stock, $.01 par value; authorized 20,000,000 shares; issued and outstanding September 2017 –14,044,910 shares; December 2016 - 13,968,386 shares	140	140
Additional paid-in capital	27,384	25,942
Retained earnings	432,691	402,166
Accumulated other comprehensive income	1,905	1,558
Total Stockholders' Equity	462,120	429,806
Total Liabilities and Stockholders' Equity	$4,512,611	$4,550,663

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
	THREE MONTHS ENDED SEPTEMBER 30,
	2017	2016
	(Unaudited)

INTEREST INCOME
Loans	$44,824	$45,335
Investment securities and other	1,544	1,521
TOTAL INTEREST INCOME	46,368	46,856

INTEREST EXPENSE
Deposits	5,131	4,423
Federal Home Loan Bank advances	546	259
Short-term borrowings and repurchase agreements	118	450
Subordinated debentures issued to capital trusts	267	209
Subordinated notes	1,025	487
TOTAL INTEREST EXPENSE	7,087	5,828
NET INTEREST INCOME	39,281	41,028
Provision for Loan Losses	2,950	2,500
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	36,331	38,528

NON-INTEREST INCOME
Commissions	279	245
Service charges and ATM fees	5,533	5,548
Net realized gains on sales of loans	719	1,217
Net realized gains on sales of available-for-sale securities	--	144
Late charges and fees on loans	436	435
Loss on derivative interest rate products	8	58
Amortization of income/(expense) related to business acquisitions	--	(1,215)
Other income	680	658
TOTAL NON-INTEREST INCOME	7,655	7,090

NON-INTEREST EXPENSE
Salaries and employee benefits	14,664	15,062
Net occupancy and equipment expense	6,079	6,335
Postage	845	923
Insurance	755	961
Advertising	587	803
Office supplies and printing	279	575
Telephone	790	823
Legal, audit and other professional fees	610	748
Expense on other real estate owned	1,343	1,298
Partnership tax credit investment amortization	217	420
Acquired deposit intangible asset amortization	412	464
Other operating expenses	1,453	2,245
TOTAL NON-INTEREST EXPENSE	28,034	30,657

Income Before Income Taxes	15,952	14,961
Provision for Income Taxes	4,289	3,740
Net income available to common stockholders	$11,663	$11,221

Basic Earnings Per Common Share	$0.83	$0.81
Diluted Earnings Per Common Share	$0.82	$0.80
Dividends Declared Per Common Share	$0.24	$0.22

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
	NINE MONTHS ENDED SEPTEMBER 30,
	2017	2016
	(Unaudited)

INTEREST INCOME
Loans	$131,734	$133,460
Investment securities and other	4,791	4,779
TOTAL INTEREST INCOME	136,525	138,239

INTEREST EXPENSE
Deposits	15,100	12,480
Federal Home Loan Bank advances	1,045	955
Short-term borrowings and repurchase agreements	662	936
Subordinated debentures issued to capital trusts	760	573
Subordinated notes	3,075	487
TOTAL INTEREST EXPENSE	20,642	15,431
NET INTEREST INCOME	115,883	122,808
Provision for Loan Losses	7,150	6,901
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	108,733	115,907

NON-INTEREST INCOME
Commissions	851	763
Service charges and ATM fees	16,195	16,201
Net realized gains on sales of loans	2,343	3,062
Net realized gains on sales of available-for-sale securities	--	2,881
Late charges and fees on loans	1,922	1,315
Loss on derivative interest rate products	(5)	(179)
Gain (loss) on termination of loss sharing agreements	7,704	(584)
Amortization of income/(expense) related to business acquisitions	(486)	(5,503)
Other income	2,627	3,025
TOTAL NON-INTEREST INCOME	31,151	20,981

NON-INTEREST EXPENSE
Salaries and employee benefits	44,495	45,671
Net occupancy and equipment expense	18,419	19,556
Postage	2,651	2,881
Insurance	2,300	2,944
Advertising	1,656	1,767
Office supplies and printing	1,208	1,435
Telephone	2,389	2,649
Legal, audit and other professional fees	1,991	2,399
Expense on other real estate owned	2,595	3,083
Partnership tax credit investment amortization	713	1,260
Acquired deposit intangible asset amortization	1,237	1,497
Other operating expenses	5,322	6,242
TOTAL NON-INTEREST EXPENSE	84,976	91,384

Income Before Income Taxes	54,908	45,504
Provision for Income Taxes	15,550	11,956
Net income available to common stockholders	$39,358	$33,548

Basic Earnings Per Common Share	$2.81	$2.41
Diluted Earnings Per Common Share	$2.77	$2.39
Dividends Declared Per Common Share	$0.70	$0.66

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	THREE MONTHS ENDED SEPTEMBER 30,
	2017	2016
	(Unaudited)

Net Income	$11,663	$11,221

Unrealized appreciation (depreciation) on available-for-sale securities, net of taxes (credit) of $(101) and $(454), for 2017 and 2016, respectively	(177)	(798)

Reclassification adjustment for gains included in net income, net of (taxes) credit of $0 and $(53), for 2017 and 2016, respectively	--	(91)

Change in fair value of cash flow hedge, net of taxes of $38 and $30, for 2017 and 2016, respectively	64	53

Comprehensive Income	$11,550	$10,385

	NINE MONTHS ENDED SEPTEMBER 30,
	2017	2016
	(Unaudited)

Net Income	$39,358	$33,548

Unrealized appreciation on available-for-sale securities, net of taxes of $106 and $21, for 2017 and 2016, respectively	186	35

Reclassification adjustment for gains included in net income, net of (taxes) credit of $0 and $(1,046), for 2017 and 2016, respectively	--	(1,835)

Change in fair value of cash flow hedge, net of taxes of $93 and $21, for 2017 and 2016, respectively	161	37

Comprehensive Income	$39,705	$31,785

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	NINE MONTHS ENDED SEPTEMBER 30,
	2017	2016
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$39,358	$33,548
Proceeds from sales of loans held for sale	104,175	118,629
Originations of loans held for sale	(95,384)	(115,039)
Items not requiring (providing) cash:
Depreciation	6,901	7,416
Amortization	2,064	2,784
Compensation expense for stock option grants	412	348
Provision for loan losses	7,150	6,901
Net gains on loan sales	(2,343)	(3,062)
Net realized gains on sale of available-for-sale investment securities	--	(2,881)
Net (gains) losses on sale of premises and equipment	183	(248)
Net loss on sale/write-down of other real estate owned	211	38
Gain on sale of business units	--	(368)
(Gain) loss realized on termination of loss sharing agreements	(7,704)	584
Amortization (accretion) of deferred income, premiums, discounts and other	(1,492)	4,797
Loss on derivative interest rate products	5	179
Deferred income taxes	(3,686)	(3,070)
Changes in:
Interest receivable	669	665
Prepaid expenses and other assets	(271)	10,284
Accrued expenses and other liabilities	787	(1,834)
Income taxes refundable/payable	841	6,702
Net cash provided by operating activities	51,876	66,373
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans	136,205	(69,439)
Purchase of loans	(203,294)	(136,769)
Cash received from purchase of additional business units	--	44,363
Cash received from (paid to) FDIC loss sharing reimbursements	16,245	(51)
Cash paid for sale of business units	--	(17,821)
Purchase of premises and equipment	(4,546)	(8,221)
Proceeds from sale of premises and equipment	521	1,078
Proceeds from sale of other real estate owned	22,788	19,923
Capitalized costs on other real estate owned	(117)	(86)
Proceeds from sales of available-for-sale securities	--	49,615
Proceeds from maturities and calls of held-to-maturity securities	117	--
Proceeds from maturities and calls of available-for-sale securities	9,579	28,016
Principal reductions on mortgage-backed securities	19,834	25,390
Purchase of available-for-sale securities	--	(45,661)
Redemption (purchase) of Federal Home Loan Bank stock	(248)	3,028
Net cash used in investing activities	(2,916)	(106,635)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in certificates of deposit	(121,438)	115,632
Net increase (decrease) in checking and savings deposits	42,563	(32,279)
Proceeds from Federal Home Loan Bank advances	889,000	1,793,000
Repayments of Federal Home Loan Bank advances	(746,435)	(2,025,052)
Net increase (decrease) in short-term borrowings	(132,424)	174,627
Advances from borrowers for taxes and insurance	4,182	4,472
Proceeds from issuance of subordinated notes	--	73,472
Dividends paid	(9,523)	(9,171)
Stock options exercised	2,018	947
Net cash provided by (used in) financing activities	(72,057)	95,648
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(23,097)	55,386
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	279,769	199,183
CASH AND CASH EQUIVALENTS, END OF PERIOD	$256,672	$254,569

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Great Southern Bancorp, Inc. (the "Company" or "Great Southern") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The financial statements presented herein reflect all adjustments which are, in the opinion of management, necessary to fairly present the financial condition, results of operations and cash flows of the Company as of the dates and for the periods presented. Those adjustments consist only of normal recurring adjustments. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the full year. The consolidated statement of financial condition of the Company as of December 31, 2016, has been derived from the audited consolidated statement of financial condition of the Company as of that date.  Certain prior period amounts have been reclassified to conform to the current period presentation.  These reclassifications had no effect on net income.

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

NOTE 3: RECENT ACCOUNTING PRONOUNCEMENTS

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606):  Deferral of the Effective Date, which deferred the effective date of ASU 2014-09.  In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606): Summary and Amendments that Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs--Contracts with Customers (Subtopic 340-40). The guidance in this Update supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the industry topics of the codification. For public companies, the original Update was to be effective for interim and annual periods beginning after December 15, 2016.  The current ASU states that the provisions of ASU 2014-09 should be applied to annual reporting periods, including interim periods, beginning after December 15, 2017.  The Company does not expect the new standard to result in a material change to our accounting for revenue because the majority of our financial instruments are not within the scope of Topic 606; however, it may result in new disclosure requirements.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842).  The amendments in this Update revise the accounting related to lessee accounting.  Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases.  The Update is effective for the Company beginning in the first quarter of 2019, with early adoption permitted.  Adoption of the standard requires the use of a modified retrospective transition approach for all periods presented at the time of adoption.  Based on the Company's leases outstanding at September 30, 2017, we do not expect the new standard to have a material impact on our consolidated statements of financial condition or our consolidated statements of income, although an increase to assets and liabilities will occur at the time of adoption.  The Company's new leases and lease modifications and renewals prior to the implementation date could impact the level of materiality.

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

In September 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326).  The Update amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. This Update affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash.  For public companies, the update is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. All entities may adopt the amendments in this update earlier as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. An entity will apply the amendments in this update on a modified retrospective basis, through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective.  The Company has formed a cross functional committee to oversee the system, data, reporting and other considerations for the purposes of meeting the requirements of this standard.  We have assessed our data and system needs and are in the process of uploading the necessary historical loan data to the software that will be used in meeting certain requirements of this standard.  The Company is evaluating the impact of adopting the new guidance, including the implementation of new data systems to capture the information needed to comply with the new standard.  We expect to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, but cannot yet determine the magnitude of any such one-time adjustment, or the overall impact of the new guidance on the Company's consolidated financial statements.

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

In May 2017, the FASB issued ASU 2017-09, Compensation --Stock Compensation (Topic 718): Scope of Modification Accounting. The amendment provides guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 7l8. The guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017 and early adoption is permitted. The amendments should be applied on a prospective basis to an award modified on or after the adoption date.  We are currently evaluating the impact of adopting the new guidance, but it is not expected to have a material impact.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The objective of ASU 2017-12 is to improve the financial reporting of hedging relationships by better aligning an entity's risk management activity with the economic objectives in undertaking those activities. In addition, the amendments in this update simplify the application of hedge accounting for preparers of financial statements, as well as improve the understandability of an entity's risk management activities being conveyed to financial statement users. The new guidance becomes effective for periods beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the new guidance and timing of adoption to determine the impact this standard may have on its financial statements.

NOTE 4: EARNINGS PER SHARE

	Three Months Ended September 30,
	2017	2016
	(In Thousands, Except Per Share Data)

Basic:
Average shares outstanding	14,038	13,914
Net income available to common stockholders	$11,663	$11,221
Per common share amount	$0.83	$0.81

Diluted:
Average shares outstanding	14,038	13,914
Net effect of dilutive stock options – based on the treasury
stock method using average market price	186	140
Diluted shares	14,224	14,054
Net income available to common stockholders	$11,663	$11,221
Per common share amount	$0.82	$0.80

	Nine Months Ended September 30,
	2017	2016
	(In Thousands, Except Per Share Data)

Basic:
Average shares outstanding	14,007	13,906
Net income available to common stockholders	$39,358	$33,548
Per common share amount	$2.81	$2.41

Diluted:
Average shares outstanding	14,007	13,906
Net effect of dilutive stock options – based on the treasury
stock method using average market price	186	140
Diluted shares	14,193	14,046
Net income available to common stockholders	$39,358	$33,548
Per common share amount	$2.77	$2.39

Options outstanding at September 30, 2017 and 2016, to purchase 114,300 and 111,425 shares of common stock, respectively, were not included in the computation of diluted earnings per common share for each of the three and nine month periods because the exercise prices of such options were greater than the average market prices of the common stock for the three and nine months ended September 30, 2017 and 2016, respectively.

NOTE 5: INVESTMENT SECURITIES
	September 30, 2017
		Gross	Gross		Tax
	Amortized	Unrealized	Unrealized	Fair	Equivalent
	Cost	Gains	Losses	Value	Yield
	(In Thousands)
AVAILABLE-FOR-SALE SECURITIES:
Mortgage-backed securities	$125,924	$999	$1,113	$125,810	2.08%
States and political subdivisions	55,053	3,105	--	58,158	5.60
	$180,977	$4,104	$1,113	$183,968	3.15%

HELD-TO-MATURITY SECURITIES:
States and political subdivisions	$130	$3	$--	$133	7.37%

	December 31, 2016
		Gross	Gross		Tax
	Amortized	Unrealized	Unrealized	Fair	Equivalent
	Cost	Gains	Losses	Value	Yield
	(In Thousands)
AVAILABLE-FOR-SALE SECURITIES:
Mortgage-backed securities	$146,491	$1,045	$1,501	$146,035	2.03%
States and political subdivisions	64,682	3,163	8	67,837	5.73
	$211,173	$4,208	$1,509	$213,872	3.16%

HELD-TO-MATURITY SECURITIES:
States and political subdivisions	$247	$11	$--	$258	7.36%

The amortized cost and fair value of available-for-sale securities at September 30, 2017, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In Thousands)
One year or less	$--	$--
After one through five years	803	904
After five through ten years	6,405	6,684
After ten years	47,845	50,570
Securities not due on a single maturity date	125,924	125,810

	$180,977	$183,968

The held-to-maturity securities at September 30, 2017, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In Thousands)

One year or less	$130	$133

Certain investments in debt securities categorized as available-for-sale are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at September 30, 2017 and December 31, 2016, respectively, was approximately $90.6 million and $104.5 million, which is approximately 49.2% and 48.8% of the Company's combined available-for-sale and held-to-maturity investment portfolio, respectively.

Based on an evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these debt securities below their historical cost are temporary at September 30, 2017.

The following table shows the Company's gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2017 and December 31, 2016:

	September 30, 2017
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)

Mortgage-backed securities	$69,870	$(689)	$20,706	$(424)	$90,576	$(1,113)
State and political subdivisions	--	--	--	--	--	--
	$69,870	$(689)	$20,706	$(424)	$90,576	$(1,113)

	December 31, 2016
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)

Mortgage-backed securities	$102,296	$(1,501)	$--	$--	$102,296	$(1,501)
State and political subdivisions	2,164	(8)	--	--	2,164	(8)
	$104,460	$(1,509)	$--	$--	$104,460	$(1,509)

There were no sales of available-for-sale securities during the three and nine months ended September 30, 2017.  Gross gains of $158,000 and $3.0 million and gross losses of $15,000 and $103,000 resulting from sales of available-for-sale securities were realized during the three and nine months ended September 30, 2016.  Gains and losses on sales of securities are determined on the specific-identification method.

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

During the three and nine months ended September 30, 2017, no securities were determined to have impairment that had become other than temporary.

Credit Losses Recognized on Investments.  During the three and nine months ended September 30, 2017, there were no debt securities that experienced fair value deterioration due to credit losses, or due to other market factors, that are not otherwise other-than-temporarily impaired.

Amounts Reclassified Out of Accumulated Other Comprehensive Income.  Amounts reclassified from accumulated other comprehensive income and the affected line items in the statements of income during the three and nine months ended September 30, 2017 and 2016, were as follows:

	Amounts Reclassified from Accumulated
	Other Comprehensive Income Three Months Ended September 30,		Affected Line Item in the
	2017	2016	Statements of Income
	(In Thousands)
Unrealized gains on available-			Net realized gains on sales of
for-sale securities	$--	$144	available-for-sale securities
			(Total reclassified amount before tax)
Income Taxes	--	(53)	Provision for income taxes
Total reclassifications out of accumulated
other comprehensive income	$--	$91

	Amounts Reclassified from Accumulated
	Other Comprehensive Income Nine Months Ended September 30,		Affected Line Item in the
	2017	2016	Statements of Income
	(In Thousands)
Unrealized gains on available-			Net realized gains on sales of
for-sale securities	$--	$2,881	available-for-sale securities
			(Total reclassified amount before tax)
Income Taxes	--	(1,046)	Provision for income taxes
Total reclassifications out of accumulated
other comprehensive income	$--	$1,835

NOTE 6: LOANS AND ALLOWANCE FOR LOAN LOSSES

	September 30,	December 31,
	2017	2016
	(In Thousands)

One- to four-family residential construction	$20,059	$21,737
Subdivision construction	17,838	17,186
Land development	45,340	50,624
Commercial construction	984,329	780,614
Owner occupied one- to four-family residential	189,825	200,340
Non-owner occupied one- to four-family residential	123,462	136,924
Commercial real estate	1,235,497	1,186,906
Other residential	762,457	663,378
Commercial business	364,038	348,628
Industrial revenue bonds	22,614	25,065
Consumer auto	394,324	494,233
Consumer other	63,743	70,001
Home equity lines of credit	110,237	108,753
Acquired FDIC-covered loans, net of discounts	--	134,356
Acquired loans no longer covered by FDIC loss sharing agreements,
net of discounts	165,632	72,569
Acquired non-covered loans, net of discounts	61,520	76,234
	4,560,915	4,387,548
Undisbursed portion of loans in process	(717,776)	(585,313)
Allowance for loan losses	(36,243)	(37,400)
Deferred loan fees and gains, net	(5,908)	(4,869)
	$3,800,988	$3,759,966

Weighted average interest rate	4.68%	4.58%

Classes of loans by aging were as follows:

	September 30, 2017
							Total Loans
			Past Due				> 90 Days
	30-59 Days	60-89 Days	90 Days	Total Past		Total Loans	Past Due and
	Past Due	Past Due	or More	Due	Current	Receivable	Still Accruing
	(In Thousands)

One- to four-family
residential construction	$--	$--	$--	$--	$20,059	$20,059	$--
Subdivision construction	--	--	102	102	17,736	17,838	--
Land development	41	--	34	75	45,265	45,340	--
Commercial construction	15	--	--	15	984,314	984,329	--
Owner occupied one- to four-
family residential	362	238	916	1,516	188,309	189,825	--
Non-owner occupied one- to
four-family residential	--	--	1,840	1,840	121,622	123,462	--
Commercial real estate	4,154	2,167	568	6,889	1,228,608	1,235,497	--
Other residential	--	--	77	77	762,380	762,457	77
Commercial business	80	1,494	2,180	3,754	360,284	364,038	--
Industrial revenue bonds	--	--	--	--	22,614	22,614	--
Consumer auto	4,736	1,301	2,425	8,462	385,862	394,324	13
Consumer other	409	119	809	1,337	62,406	63,743	--
Home equity lines of credit	338	25	508	871	109,366	110,237	16
Acquired loans no longer
covered by loss sharing
agreements, net of
discounts	715	1,016	1,984	3,715	161,917	165,632	--
Acquired non-covered loans,
net of discounts	503	57	2,731	3,291	58,229	61,520	--
	11,353	6,417	14,174	31,944	4,528,971	4,560,915	106
Less FDIC-assisted acquired
loans, net of discounts	1,218	1,073	4,715	7,006	220,146	227,152	--

Total	$10,135	$5,344	$9,459	$24,938	$4,308,825	$4,333,763	$106

	December 31, 2016
							Total Loans
						Total	> 90 Days Past
	30-59 Days	60-89 Days	Over 90	Total Past		Loans	Due and
	Past Due	Past Due	Days	Due	Current	Receivable	Still Accruing
	(In Thousands)

One- to four-family
residential construction	$--	$--	$--	$--	$21,737	$21,737	$--
Subdivision construction	--	--	109	109	17,077	17,186	--
Land development	413	584	1,718	2,715	47,909	50,624	--
Commercial construction	--	--	--	--	780,614	780,614	--
Owner occupied one- to four-
family residential	1,760	388	1,125	3,273	197,067	200,340	--
Non-owner occupied one- to
four-family residential	309	278	404	991	135,933	136,924	--
Commercial real estate	1,969	1,988	4,404	8,361	1,178,545	1,186,906	--
Other residential	4,632	--	162	4,794	658,584	663,378	--
Commercial business	1,741	24	3,088	4,853	343,775	348,628	--
Industrial revenue bonds	--	--	--	--	25,065	25,065	--
Consumer auto	8,252	2,451	1,989	12,692	481,541	494,233	--
Consumer other	1,103	278	649	2,030	67,971	70,001	--
Home equity lines of credit	136	158	433	727	108,026	108,753	--
Acquired FDIC-covered loans, net of discounts	4,476	1,201	8,226	13,903	120,453	134,356	301
Acquired loans no longer covered by FDIC loss sharing agreements,
net of discounts	1,356	552	1,401	3,309	69,260	72,569	222
Acquired non-covered loans, net of discounts	851	173	2,854	3,878	72,356	76,234	--
	26,998	8,075	26,562	61,635	4,325,913	4,387,548	523
Less FDIC-supported loans,
and acquired non-covered loans, net of discounts	6,683	1,926	12,481	21,090	262,069	283,159	523

Total	$20,315	$6,149	$14,081	$40,545	$4,063,844	$4,104,389	$--

Nonaccruing loans (excluding FDIC-assisted acquired loans, net of discount) are summarized as follows:

	September 30,	December 31,
	2017	2016
	(In Thousands)

One- to four-family residential construction	$--	$--
Subdivision construction	102	109
Land development	34	1,718
Commercial construction	--	--
Owner occupied one- to four-family residential	916	1,125
Non-owner occupied one- to four-family residential	1,840	404
Commercial real estate	568	4,404
Other residential	--	162
Commercial business	2,180	3,088
Industrial revenue bonds	--	--
Consumer auto	2,412	1,989
Consumer other	809	649
Home equity lines of credit	492	433

Total	$9,353	$14,081

The following table presents the activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2017.  Also presented are the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of September 30, 2017:

	One- to Four-
	Family
	Residential and	Other	Commercial	Commercial	Commercial
	Construction	Residential	Real Estate	Construction	Business	Consumer	Total
	(In Thousands)

Allowance for loan losses
Balance July 1, 2017	$2,413	$3,655	$15,442	$1,711	$4,365	$8,947	$36,533
Provision (benefit) charged to expense	285	190	643	298	562	972	2,950
Losses charged off	(74)	(10)	(357)	--	(1,090)	(3,151)	(4,682)
Recoveries	46	89	74	129	66	1,038	1,442
Balance September 30, 2017	$2,670	$3,924	$15,802	$2,138	$3,903	$7,806	$36,243

Balance January 1, 2017	$2,322	$5,486	$15,938	$2,284	$3,015	$8,355	$37,400
Provision (benefit) charged to expense	407	(1,708)	1,413	74	1,786	5,178	7,150
Losses charged off	(150)	(12)	(1,649)	(386)	(1,365)	(9,120)	(12,682)
Recoveries	91	158	100	166	467	3,393	4,375
Balance September 30, 2017	$2,670	$3,924	$15,802	$2,138	$3,903	$7,806	$36,243

Ending balance:
Individually evaluated for
impairment	$571	$--	$599	$--	$2,396	$747	$4,313
Collectively evaluated for
impairment	$2,056	$3,887	$15,002	$2,040	$1,482	$6,993	$31,460
Loans acquired and accounted
for under ASC 310-30	$43	$37	$201	$98	$25	$66	$470

Loans
Individually evaluated for
impairment	$7,168	$3,390	$9,358	$315	$3,141	$4,429	$27,801
Collectively evaluated for
impairment	$344,016	$759,067	$1,226,139	$1,029,354	$383,511	$563,875	$4,305,962
Loans acquired and accounted
for under ASC 310-30	$127,495	$20,655	$41,518	$4,175	$4,943	$28,366	$227,152

The following table presents the activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2016:

	One- to Four-
	Family
	Residential and	Other	Commercial	Commercial	Commercial
	Construction	Residential	Real Estate	Construction	Business	Consumer	Total
	(In Thousands)

Allowance for loan losses
Balance July 1, 2016	$4,184	$3,698	$16,157	$3,013	$3,531	$7,550	$38,133
Provision (benefit) charged to expense	(738)	1,702	1,130	(1,238)	(425)	2,069	2,500
Losses charged off	(38)	--	(1,815)	(1)	(191)	(2,548)	(4,593)
Recoveries	23	15	17	80	33	794	962
Balance September 30, 2016	$3,431	$5,415	$15,489	$1,854	$2,948	$7,865	$37,002

Balance January 1, 2016	$4,900	$3,190	$14,738	$3,019	$4,203	$8,099	$38,149
Provision (benefit) charged to expense	(1,387)	2,186	5,114	(1,252)	(1,093)	3,333	6,901
Losses charged off	(129)	--	(5,546)	(31)	(383)	(6,047)	(12,136)
Recoveries	47	39	1,183	118	221	2,480	4,088
Balance September 30, 2016	$3,431	$5,415	$15,489	$1,854	$2,948	$7,865	$37,002

The following table presents the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of December 31, 2016:

	One- to Four-
	Family
	Residential and	Other	Commercial	Commercial	Commercial
	Construction	Residential	Real Estate	Construction	Business	Consumer	Total
	(In Thousands)

Allowance for loan losses
Individually evaluated for
impairment	$570	$--	$2,209	$1,291	$1,295	$997	$6,362
Collectively evaluated for
impairment	$1,628	$5,396	$13,507	$953	$1,681	$7,248	$30,413
Loans acquired and
accounted for under ASC
310-30	$124	$90	$222	$40	$39	$110	$625

Loans
Individually evaluated for
impairment	$6,015	$3,812	$10,507	$6,023	$4,539	$3,385	$34,281
Collectively evaluated for
impairment	$370,172	$659,566	$1,176,399	$825,215	$369,154	$669,602	$4,070,108
Loans acquired and
accounted for under ASC
310-30	$155,378	$29,600	$54,208	$2,191	$6,429	$35,353	$283,159

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

Impaired loans (excluding FDIC-assisted loans, net of discount), are summarized as follows:

	September 30, 2017
		Unpaid
	Recorded	Principal	Specific
	Balance	Balance	Allowance
	(In Thousands)

One- to four-family residential construction	$--	$--	$--
Subdivision construction	434	450	116
Land development	315	319	--
Commercial construction	--	--	--
Owner occupied one- to four- family residential	3,441	3,740	351
Non-owner occupied one- to four- family residential	3,293	3,560	104
Commercial real estate	9,358	9,581	599
Other residential	3,390	3,390	--
Commercial business	3,141	4,311	2,396
Industrial revenue bonds	--	--	--
Consumer auto	2,740	2,936	491
Consumer other	1,042	1,148	156
Home equity lines of credit	647	725	100

Total	$27,801	$30,160	$4,313

	Three Months Ended		Nine Months Ended
	September 30, 2017		September 30, 2017
	Average		Average
	Investment	Interest	Investment	Interest
	in Impaired	Income	in Impaired	Income
	Loans	Recognized	Loans	Recognized
	(In Thousands)

One- to four-family residential construction	$--	$--	$258	$--
Subdivision construction	444	9	652	21
Land development	424	12	2,319	33
Commercial construction	--	--	--	--
Owner occupied one- to four- family residential	3,440	44	3,384	124
Non-owner occupied one- to four- family residential	2,550	80	2,183	128
Commercial real estate	6,819	266	9,068	425
Other residential	3,457	27	3,660	102
Commercial business	5,580	35	6,148	161
Industrial revenue bonds	--	--	--	--
Consumer auto	2,548	79	2,323	156
Consumer other	1,005	26	886	65
Home equity lines of credit	633	14	456	32

Total	$26,900	$592	$31,337	$1,247

	At or for the Year Ended December 31, 2016
				Average
		Unpaid		Investment	Interest
	Recorded	Principal	Specific	in Impaired	Income
	Balance	Balance	Allowance	Loans	Recognized
	(In Thousands)

One- to four-family residential construction	$--	$--	$--	$--	$--
Subdivision construction	818	829	131	948	46
Land development	6,023	6,120	1,291	8,020	304
Commercial construction	--	--	--	--	--
Owner occupied one- to four-
family residential	3,290	3,555	374	3,267	182
Non-owner occupied one- to four-
family residential	1,907	2,177	65	1,886	113
Commercial real estate	10,507	12,121	2,209	23,928	984
Other residential	3,812	3,812	--	6,813	258
Commercial business	4,539	4,652	1,295	2,542	185
Industrial revenue bonds	--	--	--	--	--
Consumer auto	2,097	2,178	629	1,307	141
Consumer other	812	887	244	884	70
Home equity lines of credit	476	492	124	417	32

Total	$34,281	$36,823	$6,362	$50,012	$2,315

	September 30, 2016
		Unpaid
	Recorded	Principal	Specific
	Balance	Balance	Allowance
	(In Thousands)

One- to four-family residential construction	$--	$--	$--
Subdivision construction	851	860	133
Land development	9,051	9,146	1,079
Commercial construction	--	--	--
Owner occupied one- to four- family residential	3,170	3,450	382
Non-owner occupied one- to four- family residential	1,865	2,119	51
Commercial real estate	13,369	16,269	2,280
Other residential	3,977	3,977	--
Commercial business	2,326	2,438	1,046
Industrial revenue bonds	--	--	--
Consumer auto	1,632	1,751	245
Consumer other	886	959	133
Home equity lines of credit	383	396	63

Total	$37,510	$41,365	$5,412

	Three Months Ended		Nine Months Ended
	September 30, 2016		September 30, 2016
	Average		Average
	Investment	Interest	Investment	Interest
	in Impaired	Income	in Impaired	Income
	Loans	Recognized	Loans	Recognized
	(In Thousands)

One- to four-family residential construction	$--	$--	$--	$--
Subdivision construction	924	6	987	36
Land development	9,066	120	8,016	266
Commercial construction	--	--	--	--
Owner occupied one- to four- family residential	3,181	50	3,252	129
Non-owner occupied one- to four- family residential	1,947	31	1,877	83
Commercial real estate	22,325	223	28,133	847
Other residential	6,321	44	7,779	219
Commercial business	2,190	39	2,174	87
Industrial revenue bonds	--	--	--	--
Consumer auto	1,434	55	1,123	93
Consumer other	864	27	876	56
Home equity lines of credit	395	3	422	22

Total	$48,647	$598	$54,639	$1,838

At September 30, 2017, $13.5 million of impaired loans had specific valuation allowances totaling $4.3 million.  At December 31, 2016, $18.1 million of impaired loans had specific valuation allowances totaling $6.4 million.

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

The following tables present newly restructured loans during the three and nine months ended September 30, 2017 and 2016, respectively, by type of modification:

	Three Months Ended September 30, 2017
				Total
	Interest Only	Term	Combination	Modification
	(In Thousands)

Mortgage loans on real estate:
Commercial	$--	$--	$5,759	$5,759
Consumer	--	194	--	194

	$--	$194	$5,759	$5,953

	Nine Months Ended September 30, 2017
				Total
	Interest Only	Term	Combination	Modification
	(In Thousands)

Mortgage loans on real estate:
Commercial	$--	$--	$5,759	$5,759
Commercial business	--	--	274	274
Consumer	--	199	--	199

	$--	$199	$6,033	$6,232

	Three Months Ended September 30, 2016
				Total
	Interest Only	Term	Combination	Modification
	(In Thousands)

Consumer	$--	$18	$--	$18

	Nine Months Ended September 30, 2016
				Total
	Interest Only	Term	Combination	Modification
	(In Thousands)

Mortgage loans on real estate:
One -to four- family residential	$429	$--	$--	$429
Commercial	60	--	--	60
Construction and land development	2,946	--	--	2,946
Commercial business	--	22	--	22
Consumer	--	58	--	58

	$3,435	$80	$--	$3,515

At September 30, 2017, the Company had $17.7 million of loans that were modified in troubled debt restructurings and impaired, as follows:  $613,000 of construction and land development loans, $6.9 million of single family and multi-family residential mortgage loans, $8.7 million of commercial real estate loans, $863,000 of commercial business loans and $604,000 of consumer loans.  Of the total troubled debt restructurings at September 30, 2017, $17.0 million were accruing interest and $7.3 million were classified as substandard using the Company's internal grading system, which is described below.  The Company had no troubled debt restructurings which were modified in the previous 12 months and subsequently defaulted during the nine months ended September 30, 2017.  When loans modified as troubled debt restructurings have subsequent payment defaults, the defaults are factored into the determination of the allowance for loan losses to ensure specific valuation allowances reflect amounts considered uncollectible.  At December 31, 2016, the Company had $21.1 million of loans that were modified in troubled debt restructurings and impaired, as follows:  $5.0 million of construction and land development loans, $7.4 million of single family and multi-family residential mortgage loans, $7.1 million of commercial real estate loans, $1.3 million of commercial business loans and $296,000 of consumer loans.  Of the total troubled debt restructurings at December 31, 2016, $18.9 million were accruing interest and $7.9 million were classified as substandard using the Company's internal grading system.

During the three months ended September 30, 2017, loans designated as troubled debt restructurings totaling $327,000 met the criteria for placement back on accrual status.  The $327,000 consisted of $285,000 of commercial real estate loans and $42,000 of consumer loans.  During the nine months ended September 30, 2017, loans designated as troubled debt restructurings totaling $672,000 met the criteria for placement back on accrual status.  The $672,000 consisted of $345,000 of one- to four- family residential loans, $285,000 of commercial real estate loans and $42,000 of consumer loans.  The criteria is generally a minimum of six months of consistent and timely payment performance under original or modified terms.  During the three months ended September 30, 2016, no loans designated as troubled debt restructurings met the criteria for placement back on accrual status.  During the nine months ended September 30, 2016, loans designated as troubled debt restructurings totaling $424,000 met the criteria for placement back on accrual status.  The $424,000 consisted of $235,000 of one- to four- family residential loans, $100,000 of commercial real estate loans and $89,000 of consumer loans.

The Company reviews the credit quality of its loan portfolio using an internal grading system that classifies loans as "Satisfactory," "Watch," "Special Mention," "Substandard" and "Doubtful."  Loans classified as watch are being monitored because of indications of potential weaknesses or deficiencies that may require future classification as special mention or substandard.  Special mention loans possess potential weaknesses that deserve management's close attention but do not expose the Bank to a degree of risk that warrants substandard classification.  Substandard loans are characterized by the distinct possibility that the Bank will sustain some loss if certain deficiencies are not corrected.  Doubtful loans are those having all the weaknesses inherent to those classified Substandard with the added characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.  Loans not meeting any of the criteria previously described are considered satisfactory.  The FDIC-assisted acquired loans are evaluated using this internal grading system.  These loans are accounted for in pools.  Minimal adverse classification in these acquired loan pools was identified as of September 30, 2017 and December 31, 2016, respectively.  See Note 7 for further discussion of the acquired loan pools and the termination of the loss sharing agreements.

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

The loan grading system is presented by loan class below:

	September 30, 2017
			Special
	Satisfactory	Watch	Mention	Substandard	Doubtful	Total
	(In Thousands)

One- to four-family residential
construction	$19,645	$414	$--	$--	$--	$20,059
Subdivision construction	15,346	2,356	--	136	--	17,838
Land development	40,540	4,800	--	--	--	45,340
Commercial construction	984,329	--	--	--	--	984,329
Owner occupied one- to four-
family residential	188,106	37	--	1,682	--	189,825
Non-owner occupied one- to four-
family residential	121,006	392	--	2,064	--	123,462
Commercial real estate	1,216,971	11,848	--	6,678	--	1,235,497
Other residential	758,347	4,110	--	--	--	762,457
Commercial business	356,535	4,808	--	2,695	--	364,038
Industrial revenue bonds	22,614	--	--	--	--	22,614
Consumer auto	391,732	--	--	2,592	--	394,324
Consumer other	62,842	--	--	901	--	63,743
Home equity lines of credit	109,602	--	--	635	--	110,237
Acquired loans no longer covered
by FDIC loss sharing
agreements, net of discounts	165,618	--	--	14	--	165,632
Acquired non-covered loans,
net of discounts	61,520	--	--	--	--	61,520

Total	$4,514,753	$28,765	$--	$17,397	$--	$4,560,915

	December 31, 2016
			Special
	Satisfactory	Watch	Mention	Substandard	Doubtful	Total
	(In Thousands)

One- to four-family residential
construction	$20,771	$966	$--	$--	$--	$21,737
Subdivision construction	14,059	2,729	--	398	--	17,186
Land development	39,925	5,140	--	5,559	--	50,624
Commercial construction	780,614	--	--	--	--	780,614
Owner occupied one- to-four-
family residential	198,835	67	--	1,438	--	200,340
Non-owner occupied one- to-
four-family residential	135,930	465	--	529	--	136,924
Commercial real estate	1,160,280	20,154	--	6,472	--	1,186,906
Other residential	658,846	4,370	--	162	--	663,378
Commercial business	342,685	2,651	--	3,292	--	348,628
Industrial revenue bonds	25,065	--	--	--	--	25,065
Consumer auto	492,165	--	--	2,068	--	494,233
Consumer other	69,338	--	--	663	--	70,001
Home equity lines of credit	108,290	--	--	463	--	108,753
Acquired FDIC-covered loans,
net of discounts	134,356	--	--	--	--	134,356
Acquired loans no longer covered
by FDIC loss sharing
agreements, net of discounts	72,552	--	--	17	--	72,569
Acquired non-covered loans,
net of discounts	76,234	--	--	--	--	76,234

Total	$4,329,945	$36,542	$--	$21,061	$--	$4,387,548

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

The loans and foreclosed assets purchased in the InterBank transaction were covered by a loss sharing agreement between the FDIC and Great Southern Bank.  Under the loss sharing agreement, the FDIC agreed to cover 80% of the losses on the loans (excluding approximately $60,000 of consumer loans) and foreclosed assets purchased subject to certain limitations.  Realized losses covered by the loss sharing agreement included loan contractual balances (and related unfunded commitments that were acquired), accrued interest on loans for up to 90 days, the book value of foreclosed real estate acquired, and certain direct costs, less cash or other consideration received by Great Southern.  This agreement originally was to extend for ten years for 1-4 family real estate loans and for five years for other loans but was terminated early, effective June 9, 2017, by mutual agreement of Great Southern Bank and the FDIC.  See "Loss Sharing Agreements" below.  Based upon the acquisition date fair values of the net assets acquired, no goodwill was recorded.  A premium was recorded at the time of acquisition in conjunction with the fair value of the acquired loans and the amount amortized to yield during the three months ended September 30, 2017 and 2016 was $64,000 and $87,000, respectively.  The amount amortized to yield during the nine months ended September 30, 2017 and 2016 was $210,000 and $278,000, respectively.

On September 20, 2014, Great Southern Bank entered into a purchase and assumption agreement with the FDIC to purchase a substantial portion of the loans and investment securities, as well as certain other assets, and assume all of the deposits, as well as certain other liabilities, of Valley Bank ("Valley"), a full-service bank headquartered in Moline, Illinois, with significant operations in Iowa.  This transaction did not include a loss sharing agreement.

Based upon the acquisition date fair values of the net assets acquired, no goodwill was recorded. A premium was recorded in conjunction with the fair value of the acquired loans and the amount amortized to yield during the three months ended September 30, 2017 and 2016 was $47,000 and $114,000, respectively.  The amount amortized to yield during the nine months ended September 30, 2017 and 2016 was $189,000 and $394,000, respectively.

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

The amount of the estimated cash flows expected to be received from the acquired loan pools in excess of the fair values recorded for the loan pools is referred to as the accretable yield.  The accretable yield is recognized as interest income over the estimated lives of the loans.  The Company continues to evaluate the fair value of the loans including cash flows expected to be collected.  Increases in the Company's cash flow expectations are recognized as increases to the accretable yield while decreases are recognized as impairments through the allowance for loan losses.  During the three and nine months ended September 30, 2017, improvements in expected cash flows related to the acquired loan portfolios resulted in adjustments of $472,000 and $627,000, respectively, to the accretable yield to be spread over the estimated remaining lives of the loans on a level-yield basis. During the three and nine months ended September 30, 2016, similar such adjustments totaling $3.4 million and $8.9 million, respectively, were made to the accretable yield.  The increases in expected cash flows also reduced the amount of expected reimbursements under the loss sharing agreements, when applicable, until they were terminated or expired.  During the three and nine months ended September 30, 2017, this resulted in corresponding adjustments of $-0- and $-0-, respectively, to the indemnification assets (which have now been reduced to $-0- due to the termination of the loss sharing agreements).  During the three and nine months ended September 30, 2016, corresponding adjustments of $552,000 and $2.4 million, respectively, were made to the indemnification assets.

Because these adjustments will be recognized generally over the remaining lives of the loan pools, they will impact future periods as well.  The remaining accretable yield adjustment that will affect interest income is $2.7 million.  The $2.7 million of accretable yield adjustment relates to Team Bank, Vantus Bank, Sun Security Bank, InterBank and Valley Bank.  As there is no longer, nor will there be in the future, indemnification asset amortization related to Team Bank, Vantus Bank, Sun Security Bank or InterBank due to the termination or expiration of the related loss sharing agreements for those transactions, there is no remaining indemnification asset or related adjustments that will affect non-interest income (expense).  Of the remaining adjustments affecting interest income, we expect to recognize $576,000 of interest income during the remainder of 2017.  Additional adjustments may be recorded in future periods from the FDIC-assisted transactions, as the Company continues to estimate expected cash flows from the acquired loan pools.

The impact of adjustments on the Company's financial results is shown below:

	Three Months Ended		Three Months Ended
	September 30, 2017		September 30, 2016
	(In Thousands, Except Per Share Data
	and Basis Points Data)

Impact on net interest income/
net interest margin (in basis points)	$975	9 bps	$4,010	38 bps
Non-interest income	--		(1,310)
Net impact to pre-tax income	$975		$2,700
Net impact net of taxes	$621		$1,755
Impact to diluted earnings per common share	$0.04		$0.12

	Nine Months Ended		Nine Months Ended
	September 30, 2017		September 30, 2016
	(In Thousands, Except Per Share Data
	and Basis Points Data)
Impact on net interest income/
net interest margin (in basis points)	$4,237	14 bps	$13,251	44 bps
Non-interest income	(634)		(6,019)
Net impact to pre-tax income	$3,603		$7,232
Net impact net of taxes	$2,295		$4,701
Impact to diluted earnings per common share	$0.16		$0.33

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

The loss sharing agreement on the InterBank transaction included a clawback provision whereby if credit loss performance was better than certain pre-established thresholds, then a portion of the monetary benefit was to be shared with the FDIC.  The pre-established threshold for credit losses was $115.7 million for this transaction.  The monetary benefit required to be paid to the FDIC under the clawback provision, if any, was to occur shortly after the termination of the loss sharing agreement, which in the case of InterBank was to be 10 years from the acquisition date.

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

TeamBank Loans and Foreclosed Assets.  The following tables present the balances of the acquired loans and foreclosed assets related to the TeamBank transaction at September 30, 2017 and December 31, 2016. Gross loan balances (due from the borrower) were reduced by approximately $421.6 million since the transaction date because of $288.9 million of repayments from borrowers, $61.7 million in transfers to foreclosed assets and $71.0 million in charge-offs to customer loan balances.  Based upon the collectability analyses performed in connection with the acquisition, we expected certain levels of foreclosures and charge-offs and actual results have been better than our expectations in this regard.  As a result, cash flows expected to be received from the acquired loan pools have increased, resulting in adjustments that were made to the related accretable yield as described above.

	September 30, 2017
		Foreclosed
	Loans	Assets
	(In Thousands)

Initial basis for loss sharing determination,
net of activity since acquisition date	$14,520	$--
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(649)	--
Original estimated fair value of assets, net of activity since
acquisition date	(13,721)	--

Expected loss remaining	$150	$--

	December 31, 2016
		Foreclosed
	Loans	Assets
	(In Thousands)

Initial basis for loss sharing determination,
net of activity since acquisition date	$18,838	$14
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(846)	--
Original estimated fair value of assets, net of activity since
acquisition date	(17,833)	(14)

Expected loss remaining	$159	$--

Vantus Bank Loans and Foreclosed Assets.  The following tables present the balances of the acquired loans and foreclosed assets related to the Vantus Bank transaction at September 30, 2017 and December 31, 2016. Gross loan balances (due from the borrower) were reduced by approximately $311.8 million since the transaction date because of $266.0 million of repayments from borrowers, $16.7 million in transfers to foreclosed assets and $29.1 million in charge-offs to customer loan balances.  Based upon the collectability analyses performed in connection with the acquisition, we expected certain levels of foreclosures and charge-offs and actual results have been better than our expectations in this regard.  As a result, cash flows expected to be received from the acquired loan pools have increased, resulting in adjustments that were made to the related accretable yield as described above.

	September 30, 2017
		Foreclosed
	Loans	Assets
	(In Thousands)

Initial basis for loss sharing determination,
net of activity since acquisition date	$19,789	$15
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(153)	--
Original estimated fair value of assets, net of activity since
acquisition date	(19,406)	(15)

Expected loss remaining	$230	$--

	December 31, 2016
		Foreclosed
	Loans	Assets
	(In Thousands)

Initial basis for loss sharing determination,
net of activity since acquisition date	$23,712	$15
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(239)	--
Original estimated fair value of assets, net of activity since
acquisition date	(23,232)	(15)

Expected loss remaining	$241	$--

Sun Security Bank Loans and Foreclosed Assets.  The following tables present the balances of the acquired loans and foreclosed assets related to the Sun Security Bank transaction at September 30, 2017 and December 31, 2016.  Gross loan balances (due from the borrower) were reduced by approximately $206.5 million since the transaction date because of $147.2 million of repayments from borrowers, $28.5 million in transfers to foreclosed assets and $30.8 million of charge-offs to customer loan balances.  Based upon the collectability analyses performed in connection with the acquisition, we expected certain levels of foreclosures and charge-offs and actual results have been better than our expectations in this regard.  As a result, cash flows expected to be received from the acquired loan pools have increased, resulting in adjustments that were made to the related accretable yield as described above.

	September 30, 2017
		Foreclosed
	Loans	Assets
	(In Thousands)

Initial basis for loss sharing determination,
net of activity since acquisition date	$27,908	$330
Reclassification from nonaccretable discount to accretable discount due to change in expected losses (net of accretion to date)	(590)	--
Original estimated fair value of assets, net of activity since
acquisition date	(26,317)	(323)

Expected loss remaining	$1,001	$7

	December 31, 2016
		Foreclosed
	Loans	Assets
	(In Thousands)

Initial basis for loss sharing determination,
net of activity since acquisition date	$33,579	$365
Reclassification from nonaccretable discount to accretable discount due to change in expected losses (net of accretion to date)	(1,086)	--
Original estimated fair value of assets, net of activity since
acquisition date	(31,499)	(286)

Expected loss remaining	$994	$79

InterBank Loans, Foreclosed Assets and Indemnification Asset.  The following table presents the balances of the acquired loans, foreclosed assets and FDIC indemnification asset (for periods prior to the termination of the loss sharing agreements) related to the InterBank transaction at September 30, 2017 and December 31, 2016.  Gross loan balances (due from the borrower) were reduced by approximately $272.8 million since the transaction date because of $231.4 million of repayments by the borrower, $18.9 million in transfers to foreclosed assets and $22.5 million of charge-offs to customer loan balances.  Based upon the collectability analyses performed in connection with the acquisition, we expected certain levels of foreclosures and charge-offs and actual results have been better than our expectations in this regard.  As a result, cash flows expected to be received from the acquired loan pools have increased, resulting in adjustments that were made to the related accretable yield as described above.

	September 30, 2017
		Foreclosed
	Loans	Assets
	(In Thousands)

Initial basis for loss sharing determination,
net of activity since acquisition date	$120,439	$2,782
Non-credit premium/(discount), net of activity since acquisition date	333	--
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(736)	--
Original estimated fair value of assets, net of activity since
acquisition date	(106,185)	(2,523)

Expected loss remaining	$13,851	$259

	December 31, 2016
		Foreclosed
	Loans	Assets
	(In Thousands)

Initial basis for loss sharing determination,
net of activity since acquisition date	$149,657	$1,417
Non-credit premium/(discount), net of activity since acquisition date	543	--
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(1,984)	--
Original estimated fair value of assets, net of activity since
acquisition date	(134,355)	(1,417)

Expected loss remaining	13,861	--
Assumed loss sharing recovery percentage	84%	--

Estimated loss sharing value	11,644	--
FDIC loss share clawback	953	--
Indemnification asset to be amortized resulting from
change in expected losses	1,586	--
Accretable discount on FDIC indemnification asset	(1,038)	--
FDIC indemnification asset	$13,145	$--

Valley Bank Loans and Foreclosed Assets.  The following tables present the balances of the acquired loans and foreclosed assets related to the Valley Bank transaction at September 30, 2017 and December 31, 2016.  Gross loan balances (due from the borrower) were reduced by approximately $125.8 million since the transaction date because of $114.1 million of repayments by the borrower, $4.0 million in transfers to foreclosed assets and $7.7 million of charge-offs to customer loan balances.  The Valley Bank transaction did not include a loss sharing agreement; however, the loans were recorded at a discount, which is accreted to yield over the life of the loans.  Based upon the collectability analyses performed in connection with the acquisition, we expected certain levels of foreclosures and charge-offs and actual results have been better than our expectations in this regard. As a result, cash flows expected to be received from the acquired loan pools have increased, resulting in adjustments that were made to the related accretable yield as described above.

	September 30, 2017
		Foreclosed
	Loans	Assets
	(In Thousands)

Initial basis, net of activity since acquisition date	$67,346	$1,780
Non-credit premium/(discount), net of activity since acquisition date	39	--
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(537)	--
Original estimated fair value of assets, net of activity since
acquisition date	(61,517)	(1,773)

Expected loss remaining	$5,331	$7

	December 31, 2016
		Foreclosed
	Loans	Assets
	(In Thousands)

Initial basis, net of activity since acquisition date	$84,283	$1,973
Non-credit premium/(discount), net of activity since acquisition date	228	--
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(2,121)	--
Original estimated fair value of assets, net of activity since
acquisition date	(76,231)	(1,952)

Expected loss remaining	$6,159	$21

Changes in the accretable yield for acquired loan pools were as follows for the three and nine months ended September 30, 2017 and 2016:

			Sun Security
	TeamBank	Vantus Bank	Bank	InterBank	Valley Bank
	(In Thousands)

Balance, July 1, 2016	$2,886	$3,217	$5,014	$11,818	$6,524
Accretion	(461)	(415)	(854)	(3,163)	(3,311)
Change in expected
accretable yield(1)	301	(72)	587	1,454	2,838

Balance, September 30, 2016	$2,726	$2,730	$4,747	$10,109	$6,051

Balance, July 1, 2017	$2,303	$2,180	$3,686	$5,414	$3,313
Accretion	(352)	(310)	(561)	(1,688)	(1,378)
Change in expected
accretable yield(1)	287	211	(270)	625	889

Balance, September 30, 2017	$2,238	$2,081	$2,855	$4,351	$2,824

(1)
Represents increases in estimated cash flows expected to be received from the acquired loan pools, partially due to lower estimated credit losses.  The amounts also include changes in expected accretion of the loan pools for TeamBank, Vantus Bank, Sun Security Bank, InterBank and Valley Bank for the three months ended September 30, 2017, totaling $268,000, $204,000, $(270,000), $625,000 and $444,000, respectively, and for the three months ended September 30, 2016, totaling $301,000, $(87,000), $373,000, $764,000 and $326,000, respectively.

			Sun Security
	TeamBank	Vantus Bank	Bank	InterBank	Valley Bank
	(In Thousands)

Balance, January 1, 2016	$3,805	$3,360	$5,924	$16,347	$8,316
Accretion	(1,492)	(1,406)	(2,904)	(11,279)	(9,174)
Change in expected
accretable yield(1)	413	776	1,727	5,041	6,909

Balance, September 30, 2016	$2,726	$2,730	$4,747	$10,109	$6,051

Balance, January 1, 2017	$2,477	$2,547	$4,277	$8,512	$4,797
Accretion	(1,319)	(1,048)	(1,757)	(5,850)	(4,772)
Change in expected
accretable yield(1)	1,080	582	335	1,689	2,799

Balance, September 30, 2017	$2,238	$2,081	$2,855	$4,351	$2,824

(1)
Represents increases in estimated cash flows expected to be received from the acquired loan pools, partially due to lower estimated credit losses.  The amounts also include changes in expected accretion of the loan pools for TeamBank, Vantus Bank, Sun Security Bank, InterBank and Valley Bank for the nine months ended September 30, 2017, totaling $1.1 million, $569,000, $335,000, $1.7 million and $2.2 million, respectively, and for the nine months ended September 30, 2016, totaling $414,000, $760,000, $1.3 million, $2.0 million and $1.4 million, respectively.

NOTE 8: OTHER REAL ESTATE OWNED

Major classifications of other real estate owned were as follows:

	September 30,	December 31,
	2017	2016
	(In Thousands)

Foreclosed assets held for sale
One- to four-family construction	$--	$--
Subdivision construction	5,118	6,360
Land development	10,052	10,886
Commercial construction	--	--
One- to four-family residential	203	1,217
Other residential	161	954
Commercial real estate	3,214	3,841
Commercial business	2,876	--
Consumer	1,793	1,991
	23,417	25,249
FDIC-supported foreclosed assets, net of discounts	--	1,426
Acquired foreclosed assets no longer covered by FDIC loss sharing
agreements, net of discounts	2,861	316
Acquired foreclosed assets not covered by FDIC loss sharing
agreements, net of discounts	1,774	1,952

Foreclosed assets held for sale, net	28,052	28,943

Other real estate owned not acquired through foreclosure	2,064	3,715

Other real estate owned	$30,116	$32,658

At September 30, 2017, other real estate owned not acquired through foreclosure includes 12 properties, 11 of which were branch locations that have been closed and are held for sale, and one of which is land acquired for a potential branch location.  During the nine months ended September 30, 2017, three former branch locations were sold at an aggregate gain of $236,000, which is included in the gain on sales of other real estate owned amount in the table below.  There was no activity during the three months ended September 30, 2017.

At September 30, 2017, residential mortgage loans totaling $2.1 million were in the process of foreclosure, $2.0 million of which were acquired loans.

Expenses applicable to other real estate owned included the following:

	Three Months Ended
	September 30,
	2017	2016
	(In Thousands)

Net (gain) loss on sales of other real estate owned	$(110)	$43
Valuation write-downs	462	338
Operating expenses, net of rental income	991	917

	$1,343	$1,298

	Nine Months Ended
	September 30,
	2017	2016
	(In Thousands)

Net gain on sales of other real estate owned	$(576)	$(168)
Valuation write-downs	--	430
Operating expenses, net of rental income	3,171	2,821

	$2,595	$3,083

NOTE 9: DEPOSITS

	September 30,	December 31,
	2017	2016
	(In Thousands)

Time Deposits:
0.00% - 0.99%	$337,641	$695,738
1.00% - 1.99%	927,464	737,649
2.00% - 2.99%	95,953	48,777
3.00% - 3.99%	696	1,119
4.00% - 4.99%	1,119	1,171
5.00% and above	272	272
Total time deposits (1.17% - 1.01%)	1,363,145	1,484,726
Non-interest-bearing demand deposits	668,164	653,288
Interest-bearing demand and savings deposits (0.31% - 0.26%)	1,566,904	1,539,216
Total Deposits	$3,598,213	$3,677,230

NOTE 10: ADVANCES FROM FEDERAL HOME LOAN BANK

Advances from the Federal Home Loan Bank (FHLBank advances) at September 30, 2017 and December 31, 2016 consisted of the following:

	September 30, 2017		December 31, 2016
		Weighted		Weighted
		Average		Average
		Interest		Interest
Due In	Amount	Rate	Amount	Rate
	(In Thousands)		(In Thousands)

2017	$174,000	1.26%	$30,826	3.26%
2018	--	--	81	5.14
2019	--	--	28	5.14
2020	--	--	--	--
2021	--	--	--	--
2022 and thereafter	--	--	500	5.54

	174,000	1.26	31,435	3.30

Unamortized fair value adjustment	--		17

	$174,000		$31,452

NOTE 11: SECURITIES SOLD UNDER REVERSE REPURCHASE AGREEMENTS AND SHORT-TERM BORROWINGS

	September 30, 2017	December 31, 2016
	(In Thousands)

Notes payable – Community Development
Equity Funds	$1,665	$1,323
Overnight borrowings from the Federal Home Loan Bank	21,000	171,000
Securities sold under reverse repurchase agreements	130,934	113,700

	$153,599	$286,023

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

	September 30, 2017	December 31, 2016
	Overnight and	Overnight and
	Continuous	Continuous
	(In Thousands)

FHLBank CD	$9,631	$16,202
Mortgage-backed securities – GNMA, FNMA, FHLMC	121,303	97,498
	$130,934	$113,700

NOTE 12: SUBORDINATED NOTES

On August 8, 2016, the Company completed the public offering and sale of $75.0 million of its subordinated notes.  The notes are due August 15, 2026, and have a fixed interest rate of 5.25% until August 15, 2021, at which time the rate becomes floating at a rate equal to three-month LIBOR plus 4.087%.  The Company may call the notes at par beginning on August 15, 2021, and on any scheduled interest payment date thereafter.  The notes were sold at par, resulting in net proceeds, after underwriting discounts and commissions, legal, accounting and other professional fees, of approximately $73.5 million.  The debt issuance costs, totaling approximately $1.5 million, were deferred and are being amortized over the expected life of the notes, which is 10 years.  Amortization of the debt issuance costs during the three and nine months ended September 30, 2017 totaled $38,000 and $114,000, respectively, and is included in interest expense on subordinated notes in the consolidated statements of income, resulting in an imputed interest rate of 5.47%.  Amortization of the debt issuance costs during the three and nine months ended September 30, 2016 totaled $27,000 and $27,000, respectively, and is included in interest expense on subordinated notes in the consolidated statements of income, resulting in an imputed interest rate of 5.47%.

At September 30, 2017 and December 31, 2016, Subordinated Notes are summarized as follows:

	September 30, 2017	December 31, 2016
	(In Thousands)

Subordinated notes	$75,000	$75,000
Less: unamortized debt issuance costs	1,349	1,463
	$73,651	$73,537

NOTE 13: INCOME TAXES

Reconciliations of the Company's effective tax rates to the statutory corporate tax rates were as follows:

	Three Months Ended September 30,
	2017	2016

Tax at statutory rate	35.0%	35.0%
Nontaxable interest and dividends	(1.6)	(2.1)
Tax credits	(7.8)	(7.6)
State taxes	1.1	1.1
Other	0.2	(1.4)

	26.9%	25.0%

	Nine Months Ended September 30,
	2017	2016

Tax at statutory rate	35.0%	35.0%
Nontaxable interest and dividends	(1.5)	(2.1)
Tax credits	(5.9)	(7.5)
State taxes	1.3	1.1
Other	(0.6)	(0.2)

	28.3%	26.3%

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

The Company is currently under State of Missouri income and franchise tax examinations for its 2014 through 2015 tax years.  The Company does not currently expect significant adjustments to its financial statements from this state examination.  The Company was previously engaged in administrative appeals with the State of Kansas for its 2010 through 2012 tax years.  During the three months ended September 30, 2017, the Company settled its appeal with the Kansas Department of Revenue.  The settlement did not result in any significant adjustments to the Company's financial statements.

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

The Company considers transfers between the levels of the hierarchy to be recognized at the end of related reporting periods.  From December 31, 2016 to September 30, 2017, no assets for which fair value is measured on a recurring basis transferred between any levels of the hierarchy.

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying statements of financial condition measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fell at September 30, 2017 and December 31, 2016:

		Fair value measurements using
		Quoted prices
		in active
		markets	Other	Significant
		for identical	observable	unobservable
		assets	inputs	inputs
	Fair value	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)

September 30, 2017
Mortgage-backed securities	$125,810	$--	$125,810	$--
States and political subdivisions	58,158	--	58,158	--
Interest rate derivative asset	1,360	--	1,360	--
Interest rate derivative liability	(1,441)	--	(1,441)	--

December 31, 2016
Mortgage-backed securities	$146,035	$--	$146,035	$--
States and political subdivisions	67,837	--	67,837	--
Interest rate derivative asset	1,663	--	1,663	--
Interest rate derivative liability	(1,699)	--	(1,699)	--

The following is a description of inputs and valuation methodologies used for assets recorded at fair value on a recurring basis and recognized in the accompanying statements of financial condition at September 30, 2017 and December 31, 2016, as well as the general classification of such assets pursuant to the valuation hierarchy.  There have been no significant changes in the valuation techniques during the nine-month period ended September 30, 2017.  For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

Available-for-Sale Securities. Investment securities available for sale are recorded at fair value on a recurring basis. The fair values used by the Company are obtained from an independent pricing service, which represent either quoted market prices for the identical asset or fair values determined by pricing models, or other model-based valuation techniques, that consider observable market data, such as interest rate volatilities, LIBOR yield curve, credit spreads and prices from market makers and live trading systems.  Recurring Level 2 securities include U.S. government agency securities, mortgage-backed securities, state and municipal bonds and certain other investments. Inputs used for valuing Level 2 securities include observable data that may include dealer quotes, benchmark yields, market spreads, live trading levels and market consensus prepayment speeds, among other things. Additional inputs include indicative values derived from the independent pricing service's proprietary computerized models.  There were no recurring Level 3 securities at September 30, 2017 or December 31, 2016.

Interest Rate Derivatives. The fair value is estimated using forward-looking interest rate curves and is determined using observable market rates and, therefore, are classified within Level 2 of the valuation hierarchy.

Nonrecurring Measurements

The following tables present the fair value measurements of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2017 and December 31, 2016:

		Fair Value Measurements Using
		Quoted prices
		in active
		markets	Other	Significant
		for identical	observable	unobservable
		assets	inputs	inputs
	Fair value	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)

September 30, 2017
Impaired loans	$1,573	$--	$--	$1,573

Foreclosed assets held for sale	$2,700	$--	$--	$2,700

December 31, 2016
Impaired loans	$8,280	$--	$--	$8,280

Foreclosed assets held for sale	$1,604	$--	$--	$1,604

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

Loans Held for Sale.  Mortgage loans held for sale are recorded at the lower of carrying value or fair value.  The fair value of mortgage loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics.  As such, the Company classifies mortgage loans held for sale as Nonrecurring Level 2.  Write-downs to fair value typically do not occur as the Company generally enters into commitments to sell individual mortgage loans at the time the loan is originated to reduce market risk.  The Company typically does not have commercial loans held for sale.  At September 30, 2017 and December 31, 2016, the aggregate fair value of mortgage loans held for sale exceeded their cost.  Accordingly, no mortgage loans held for sale were marked down and reported at fair value.

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

The Company records impaired loans as Nonrecurring Level 3. If a loan's fair value as estimated by the Company is less than its carrying value, the Company either records a charge-off of the portion of the loan that exceeds the fair value or establishes a reserve within the allowance for loan losses specific to the loan.  Loans for which such charge-offs or reserves were recorded during the nine months ended September 30, 2017 or the year ended December 31, 2016, are shown in the table above (net of reserves).

Foreclosed Assets Held for Sale.  Foreclosed assets held for sale are initially recorded at fair value less estimated cost to sell at the date of foreclosure.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less estimated cost to sell.  Foreclosed assets held for sale are classified within Level 3 of the fair value hierarchy.  The foreclosed assets represented in the table above have been re-measured during the nine months ended September 30, 2017 or the year ended December 31, 2016, subsequent to their initial transfer to foreclosed assets.

The following disclosure relates to financial assets for which it is not practicable for the Company to estimate the fair value at September 30, 2017 and December 31, 2016.

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

Due to the termination of those loss sharing agreements, the carrying value of the indemnification asset for each of those transactions was $-0- at September 30, 2017. The InterBank loss sharing agreement was still in effect at December 31, 2016.  The carrying value of the FDIC indemnification asset for that transaction was $13.1 million at December 31, 2016.

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

	September 30, 2017			December 31, 2016
	Carrying	Fair	Hierarchy	Carrying	Fair	Hierarchy
	Amount	Value	Level	Amount	Value	Level
	(In Thousands)

Financial assets
Cash and cash equivalents	$256,672	$256,672	1	$279,769	$279,769	1
Held-to-maturity securities	130	133	2	247	258	2
Mortgage loans held for sale	11,133	11,133	2	16,445	16,445	2
Loans, net of allowance for loan losses	3,800,988	3,809,339	3	3,759,966	3,766,709	3
Accrued interest receivable	11,206	11,206	3	11,875	11,875	3
Investment in FHLBank stock	13,282	13,282	3	13,034	13,034	3

Financial liabilities
Deposits	3,598,213	3,606,276	3	3,677,230	3,683,751	3
FHLBank advances	174,000	174,000	3	31,452	32,379	3
Short-term borrowings	153,599	153,599	3	286,023	286,023	3
Subordinated debentures	25,774	25,774	3	25,774	25,774	3
Subordinated notes	73,651	76,125	2	73,537	76,031	2
Accrued interest payable	1,693	1,693	3	2,723	2,723	3

Unrecognized financial instruments (net of
contractual value)
Commitments to originate loans	--	--	3	--	--	3
Letters of credit	74	74	3	92	92	3
Lines of credit	--	--	3	--	--	3

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

As part of the Valley Bank FDIC-assisted acquisition, the Company acquired seven loans with related interest rate swaps.  Valley's swap program differed from the Company's in that Valley did not have back to back swaps with the customer and a counterparty.  Two of the seven acquired loans with interest rate swaps have paid off.  The notional amount of the five remaining Valley swaps was $3.6 million at September 30, 2017.  As of September 30, 2017, excluding the Valley Bank swaps, the Company had 24 interest rate swaps totaling $100.1 million in notional amount with commercial customers, and 24 interest rate swaps with the same notional amount with third parties related to its program.  As of December 31, 2016, excluding the Valley Bank swaps, the Company had 26 interest rate swaps totaling $110.7 million in notional amount with commercial customers, and 26 interest rate swaps with the same notional amount with third parties related to its program.  During the three months ended September 30, 2017 and 2016, the Company recognized net gains of $8,000 and $58,000, respectively, in noninterest income related to changes in the fair value of these swaps.  During the nine months ended September 30, 2017 and 2016, the Company recognized net losses of $5,000 and $179,000, respectively, in noninterest income related to changes in the fair value of these swaps.

Cash Flow Hedges

As a strategy to maintain acceptable levels of exposure to the risk of changes in future cash flows due to interest rate fluctuations, the Company entered into an interest rate cap agreement for a portion of its floating rate debt associated with its trust preferred securities.  The agreement, with a notional amount of $25 million, states that the Company will pay interest on its trust preferred debt in accordance with the original debt terms at a rate of 3-month LIBOR + 1.60%.  Should interest rates rise above a certain threshold, the counterparty will reimburse the Company for interest paid such that the Company will have an effective interest rate on that portion of its trust preferred securities no higher than 2.37%.  The agreement, which became effective on August 1, 2013, had a term of four years and terminated during the three months ended September 30, 2017.

The effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.  Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.  During each of the three and nine months ended September 30, 2017 and 2016, the Company recognized $-0- in noninterest income related to changes in the fair value of these derivatives. During the three months ended September 30, 2017 and 2016, the Company recognized $110,000 and $62,000, respectively, in interest expense related to the amortization of the cost of these interest rate caps.  During the nine months ended September 30, 2017 and 2016, the Company recognized $293,000 and $150,000, respectively, in interest expense related to the amortization of the cost of these interest rate caps.

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the Consolidated Statements of Financial Condition:

	Location in	Fair Value
	Consolidated Statements	September 30,	December 31,
	of Financial Condition	2017	2016
		(In Thousands)

Derivatives designated as
hedging instruments

Interest rate caps	Prepaid expenses and other assets	$--	$40

Total derivatives designated
as hedging instruments		$--	$40

Derivatives not designated
as hedging instruments

Asset Derivatives
Interest rate products	Prepaid expenses and other assets	$1,360	$1,623

Total derivatives not designated
as hedging instruments		$1,360	$1,623

Liability Derivatives
Interest rate products	Accrued expenses and other liabilities	$1,441	$1,699

Total derivatives not designated
as hedging instruments		$1,441	$1,699

The following table presents the effect of derivative instruments on the statements of comprehensive income for the three and nine months ended September 30, 2017 and 2016:

	Amount of Gain (Loss)
	Recognized in AOCI
	Three Months Ended September 30,
Cash Flow Hedges	2017	2016
	(In Thousands)

Interest rate cap, net of income taxes	$64	$53

	Amount of Gain (Loss)
	Recognized in AOCI
	Nine Months Ended September 30,
Cash Flow Hedges	2017	2016
	(In Thousands)

Interest rate cap, net of income taxes	$161	$37

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

As of September 30, 2017, the termination value of derivatives in a net liability position, which included accrued interest but excluded any adjustment for nonperformance risk, related to these agreements was $1.2 million.  The Company has minimum collateral posting thresholds with its derivative counterparties.  At September 30, 2017, the Company's activity with its derivative counterparties met the level in which the minimum collateral posting thresholds take effect and the Company posted $3.8 million of collateral to satisfy the agreements.  As of December 31, 2016, the termination value of derivatives in a net liability position, which included accrued interest but excluded any adjustment for nonperformance risk, related to these agreements was $1.6 million.  At December 31, 2016, the Company's activity with its derivative counterparties met the level in which the minimum collateral posting thresholds take effect and the Company posted $6.0 million of collateral to satisfy the agreements.  If the Company had breached any of these provisions at September 30, 2017 or December 31, 2016, it could have been required to settle its obligations under the agreements at the termination value.

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

The Company does not undertake -and specifically declines any obligation- to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

Goodwill and Intangible Assets

Goodwill and intangible assets that have indefinite useful lives are subject to an impairment test at least annually and more frequently if circumstances indicate their value may not be recoverable. Goodwill is tested for impairment using a process that estimates the fair value of each of the Company's reporting units compared with its carrying value. The Company defines reporting units as a level below each of its operating segments for which there is discrete financial information that is regularly reviewed. As of September 30, 2017, the Company had one reporting unit to which goodwill has been allocated – the Bank.  If the fair value of a reporting unit exceeds its carrying value, then no impairment is recorded. If the carrying value amount exceeds the fair value of a reporting unit, further testing is completed comparing the implied fair value of the reporting unit's goodwill to its carrying value to measure the amount of impairment. Intangible assets that are not amortized will be tested for impairment at least annually by comparing the fair values of those assets to their carrying values. At September 30, 2017, goodwill consisted of $5.4 million at the Bank reporting unit, which included goodwill of $4.2 million that was recorded during 2016 related to the acquisition of 12 branches from Fifth Third Bank.  Other identifiable intangible assets that are subject to amortization are amortized on a straight-line basis over a period of seven years. At September 30, 2017, the amortizable intangible assets consisted of core deposit intangibles of $5.9 million, including $3.4 million related to the Fifth Third Bank transaction in 2016.  These amortizable intangible assets are reviewed for impairment if circumstances indicate their value may not be recoverable based on a comparison of fair value.

While the Company believes no impairment existed at September 30, 2017, different conditions or assumptions used to measure fair value of reporting units, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of the Company's impairment evaluation in the future.

A summary of goodwill and intangible assets is as follows:

	September 30, 2017	December 31, 2016
	(In Thousands)

Goodwill – Branch acquisitions	$5,396	$5,396
Deposit intangibles
Sun Security Bank	351	613
InterBank	218	327
Boulevard Bank	427	519
Valley Bank	1,500	1,800
Fifth Third Bank	3,371	3,845
	5,867	7,104

	$11,263	$12,500

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

The national unemployment rate decreased from 4.7% as of December 2016 to 4.2% as of September 2017.    Employment levels continued at the highest level since December 2000 and the U.S. economy added 248,000 non-farm jobs in payrolls in September 2017.  The sector with the most new jobs was business services with 81,000 jobs added, compared to an average monthly gain of 34,000 in the prior 12 months.  Retail trade, health care and construction also showed good job growth; areas which represent career as opposed to short term job creation.  Employment in all other sectors, including government, was up slightly or little changed.    The U.S. labor force participation rate (the share of working-age Americans who are either employed or are actively looking for a job) ticked down from 62.8% to 62.7%.   As of September 2017, the unemployment rate for the Midwest, where most of the Company's business is conducted, was at 3.7%.  This is significantly lower than the 4.2% U.S. unemployment rate.  Unemployment rates at September 30, 2017, were:  Missouri at 3.8%, Arkansas at 3.5%, Kansas at 3.8%, Iowa at 3.2%, Nebraska at 2.8%, Minnesota at 3.7%, Illinois at 5.0%, Oklahoma at 4.5% and Texas at 4.0%.  Of the metropolitan areas in which Great Southern Bank does business, the Chicago area had the highest unemployment level at 4.7% as of September 2017. The Tulsa market area unemployment rate at 4.6% was down slightly from the 5.0% rate estimated as of June 2017.  The unemployment rate at 2.9% for the Springfield market area was well below the national average.  Metropolitan areas in Arkansas, Iowa, Nebraska and Minnesota boasted unemployment levels among the lowest in the nation.

Sales of newly built, single-family homes were at a seasonally adjusted annual rate of 667,000 units in September 2017, according to the U.S. Department of Housing and Urban Development and the U.S. Census Bureau.  This represented a sharp increase of 19% above the revised August rate of   561,000 and 17% above the September 2016 estimate of 570,000.  While the impact of Hurricanes Harvey and Irma hurt sales of homes in August and held back the completion of houses under construction, housing market activity rebounded in September.    The inventory of new homes for sale was 279,000 in September, which is a 5.0 month supply at the current sales pace. In the Midwest, new home sales increased 10.6% in September which was off 2.7% from a year earlier.   Nationally, the median sales price of new houses sold in September 2017 was $319,700 up from $303,800 in August 2017 and $314,800 a year earlier.   Average sales price was $385,200 up from $364,300 in August 2017 and $366,100 in September 2016.

In September 2017, existing home sales increased to a seasonally adjusted annual rate of 5.39 million units from 5.35 million in August.  The national median existing home price for all housing types was $245,100 in September 2017, up 4.2% from a year ago.  This marks the 67th consecutive month of year over year gains as prices reached an all-time high.  The Midwest region existing home median sale price was $195,800, representing an increase of 5.4% from a year ago.  Inventory has declined year over year for 27 consecutive months.  More than half of homes sold recently have been on the market for less than a month.  Total housing inventory is down 6.4% from a year ago, with unsold inventory at a 4.2 month supply at the current sales pace compared to a 4.6 month supply a year ago.

First-time buyers accounted for 29% of sales in September, down from 31% in August and 34% a year ago, and matches the lowest share since September 2015.   First-timers purchased costlier, but smaller homes than in 2016, at $190,000 and 1,640 square feet.  While some lending standards are beginning to ease, this segment of buyers is still constrained by a number of factors including low inventory, rising competition from investors, record level of student debt and eroding affordability.  Rates remain low by historical standards and should encourage buyers to capitalize on this advantage before any potential significant uptick.

According to Freddie Mac, the average commitment rate for a 30-year, conventional, fixed-rate mortgage dipped to 3.81 percent in September from 3.88 percent in August and is the lowest since November 2016 (3.77 percent). The average commitment rate for all of 2016 was 3.65 percent.

Distressed sales, which include foreclosures and short sales, comprised 4% of all sales in September, unchanged from August and a year ago.

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

Great Southern's total assets decreased $38.1 million, or 0.8%, from $4.55 billion at December 31, 2016, to $4.51 billion at September 30, 2017. Full details of the current period changes in total assets are provided in the "Comparison of Financial Condition at September 30, 2017 and December 31, 2016" section of this Quarterly Report on Form 10-Q.

Loans.  Net loans increased $41.0 million, or 1.1%, from $3.76 billion at December 31, 2016, to $3.80 billion at September 30, 2017.  Included in the net increase in loans were reductions of $56.0 million in the FDIC-acquired loan portfolios.  In addition, there were higher than usual unscheduled significant paydowns on loans during the nine months ended September 30, 2017.  Loan paydowns in excess of $1.0 million totaled $449.7 million for the nine months ended September 30, 2017.  Despite this, excluding FDIC-assisted acquired loans and mortgage loans held for sale, total gross loans increased $229.4 million from December 31, 2016 to September 30, 2017.  Increases primarily occurred in construction loans, other residential (multi-family) real estate loans and commercial real estate loans.  These increases were partially offset by decreases in consumer loans and one-to four-family residential loans.  The increases were primarily due to loan growth in our existing banking center network and our commercial loan production offices.  As loan demand is affected by a variety of factors, including general economic conditions, and because of the competition we face and our focus on pricing discipline and credit quality, no assurances can be made regarding our future loan growth.  The Company's strategy continues to be focused on maintaining credit risk and interest rate risk at appropriate levels.

Recent loan growth has occurred in several loan types, primarily construction loans, other residential (multi-family) real estate loans and commercial real estate loans and in most of Great Southern's primary lending locations, including Springfield, St. Louis, Kansas City, Des Moines and Minneapolis, as well as the loan production offices in Chicago, Dallas and Tulsa.  Certain minimum underwriting standards and monitoring help assure the Company's portfolio quality. Great Southern's loan committee reviews and approves all new loan originations in excess of lender approval authorities.  Generally, the Company considers commercial construction, consumer, and commercial real estate loans to involve a higher degree of risk compared to some other types of loans, such as first mortgage loans on one- to four-family, owner-occupied residential properties.  For commercial real estate, commercial business and construction loans, the credits are subject to an analysis of the borrower's and guarantor's financial condition, credit history, verification of liquid assets, collateral, market analysis and repayment ability.  It has been, and continues to be, Great Southern's practice to verify information from potential borrowers regarding assets, income or payment ability and credit ratings as applicable and as required by the authority approving the loan.  To minimize construction risk, projects are monitored as construction draws are requested by comparison to budget and with progress verified through property inspections.  The geographic and product diversity of collateral, equity requirements and limitations on speculative construction projects help to mitigate overall risk in these loans. Underwriting standards for all loans also include loan-to-value ratio limitations which vary depending on collateral type, debt service coverage ratios or debt payment to income ratio guidelines, where applicable, credit histories, use of guaranties and other recommended terms relating to equity requirements, amortization, and maturity.  Consumer loans are primarily secured by new and used motor vehicles and these loans are also subject to certain minimum underwriting standards to assure portfolio quality.  Great Southern's consumer underwriting and pricing standards have been fairly consistent over the past several years through the first half of 2016.  In response to a more challenging consumer credit environment, the Company tightened its underwriting guidelines on automobile lending in the latter part of 2016.  Management took this step in an effort to improve credit quality in the portfolio and lower delinquencies and charge-offs..  The underwriting standards employed by Great Southern for consumer loans include a determination of the applicant's payment history on other debts, credit scores, employment history and an assessment of ability to meet existing obligations and payments on the proposed loan.  See "Item 1. Business – Lending Activities – General, – Commercial Real Estate and Construction Lending, and – Consumer Lending" in the Company's December 31, 2016 Annual Report on Form 10-K.

While our policy allows us to lend up to 95% of the appraised value on one-to four-family residential properties, originations of loans with loan-to-value ratios at that level are minimal.  Private mortgage insurance is typically required for loan amounts above the 80% level.  Few exceptions occur and would be based on analyses which determined minimal transactional risk to be involved.  We consider these lending practices to be consistent with or more conservative than what we believe to be the norm for banks our size.  At September 30, 2017 and December 31, 2016, an estimated 0.1% and 0.2%, respectively, of total owner occupied one- to four-family residential loans had loan-to-value ratios above 100% at origination.  At September 30, 2017 and December 31, 2016, an estimated 1.4% and 1.3%, respectively, of total non-owner occupied one- to four-family residential loans had loan-to-value ratios above 100% at origination.

At September 30, 2017, troubled debt restructurings totaled $17.7 million, or 0.5% of total loans, down $3.4 million from $21.1 million, or 0.6% of total loans, at December 31, 2016.  Concessions granted to borrowers experiencing financial difficulties may include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.  For troubled debt restructurings occurring during the nine months ended September 30, 2017 and the year ended December 31, 2016, no loans were restructured into multiple new loans.  For further information on troubled debt restructurings, see Note 6 of the Notes to Consolidated Financial Statements contained in this report.

Loans that were acquired through FDIC-assisted transactions, which are accounted for in pools, are currently included in the analysis and estimation of the allowance for loan losses.  If expected cash flows to be received on any given pool of loans decreases from previous estimates, then a determination is made as to whether the loan pool should be charged down or the allowance for loan losses should be increased (through a provision for loan losses).  As noted above, the loss sharing agreements for Team Bank, Vantus Bank and Sun Security Bank were terminated on April 26, 2016 and the loss sharing agreements for InterBank were terminated on June 9, 2017.  Acquired loans are described in detail in Note 7 of the accompanying financial statements.  For acquired loan pools, the Company may allocate, and at September 30, 2017, has allocated, a portion of its allowance for loan losses related to these loan pools in a manner similar to how it allocates its allowance for loan losses to those loans which are collectively evaluated for impairment.

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

Available-for-Sale Securities. The Company's available-for-sale securities totaled $184.0 million at September 30, 2017, a decrease of $29.9 million, or 14.0%, compared to $213.9 million at December 31, 2016.  The decrease was primarily due to calls of municipal securities and normal monthly payments received related to the portfolio of mortgage-backed securities.

Deposits.  The Company attracts deposit accounts through its retail branch network, correspondent banking and corporate services areas, and brokered deposits. The Company then utilizes these deposit funds, along with

FHLBank advances and other borrowings, to meet loan demand or otherwise fund its activities. In the nine months ended September 30, 2017, total deposit balances decreased $79.0 million, or 2.1%.  Transaction account balances increased $42.6 million to $2.24 billion at September 30, 2017, while retail certificates of deposit increased $25.0 million compared to December 31, 2016, to $976.2 million at September 30, 2017.  The increases in transaction accounts were primarily a result of increases in money market deposit accounts.  Retail certificates of deposit increased due to an increase in retail certificates generated through our banking centers.  Certificates of deposit opened through the Company's internet deposit acquisition channels decreased $59.4 million during the nine months ended September 30, 2017, as most maturing deposits were not renewed by the customer and fewer new such deposits were generated as a result of our rates not being in the top tier compared to our competitors in the internet channels.  Brokered deposits, including CDARS program purchased funds, were $237.1 million at September 30, 2017, a decrease of $87.2 million from $324.3 million at December 31, 2016.

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

Federal Home Loan Bank Advances and Short Term Borrowings.  The Company's Federal Home Loan Bank Advances totaled $174.0 million at September 30, 2017, an increase of $142.5 million, or 453.2%, compared to $31.5 million at December 31, 2016.  The balance of $31.5 million at December 31, 2016, which consisted of long-term advances, were repaid prior to maturity during June 2017, resulting in expense of $340,000, which is included in the Consolidated Statements of Income under "Noninterest Expense – Other operating expenses" during the nine months ended September 30, 2017 in order to reduce higher rate advances.  The funds were replaced during the three months ended September 30, 2017 primarily with lower rate, short-term FHLBank advances.

Short term borrowings decreased $149.6 million from $172.3 million at December 31, 2016 to $22.7 million at September 30, 2017.  The short term borrowings included overnight FHLBank borrowings of $171.0 million at December 31, 2016 and $21.0 million at September 30, 2017.  The Company utilizes both overnight borrowings and short-term FHLBank advances depending on relative interest rates.

Net Interest Income and Interest Rate Risk Management.  Our net interest income may be affected positively or negatively by changes in market interest rates. A large portion of our loan portfolio is tied to one-month LIBOR, three-month LIBOR or the "prime rate" and adjusts immediately or shortly after the index rate adjusts (subject to the effect of contractual interest rate floors on some of the loans). We monitor our sensitivity to interest rate changes on an ongoing basis (see "Item 3. Quantitative and Qualitative Disclosures About Market Risk").  In addition, our net interest income may be impacted by changes in the cash flows expected to be received from acquired loan pools.  As described in Note 7 of the Notes to the Consolidated Financial Statements contained in this report, the Company's evaluation of cash flows expected to be received from acquired loan pools is on-

going and increases in cash flow expectations are recognized as increases in accretable yield through interest income.  Decreases in cash flow expectations are recognized as impairments through the allowance for loan losses.

The current level and shape of the interest rate yield curve poses challenges for interest rate risk management. Prior to its increase of 0.25% on December 16, 2015, the Federal Reserve Board had last changed interest rates on December 16, 2008. This was the first rate increase since September 29, 2006.  The FRB has now also implemented rate increases of 0.25% on December 14, 2016, 0.25% on March 15, 2017 and 0.25% on June 14, 2017.  Great Southern has a substantial portion of its loan portfolio ($1.28 billion at September 30, 2017) which is tied to the one-month or three-month LIBOR index and will adjust at least once within 90 days after September 30, 2017.  Of these loans, $827 million had interest rate floors.  Great Southern also has a significant portfolio of loans ($365 million at September 30, 2017) which are tied to a "prime rate" of interest and will adjust immediately with changes to the "prime rate" of interest. Most of these loans are tied to some national index of "prime," while some are indexed to "Great Southern Bank prime" (GSB prime). The Company had elected to leave its GSB prime rate at 5.00%, but increased this rate to 5.25% in December 2015 following the FRB rate increase. The GSB prime rate was not changed following the FRB rate increase in December 2016, but was increased to 5.50% following the FRB rate increase in March 2017, and remained at that level at September 30, 2017.  This does not affect a large number of customers, as there is no longer a significant portion of the loan portfolio indexed to the GSB prime rate. But for the interest rate floors, a rate cut by the FRB generally would have an anticipated immediate negative impact on the Company's net interest income due to the large total balance of loans which generally adjust immediately as the Federal Funds rate adjusts. Loans at their floor rates are, however, subject to the risk that borrowers will seek to refinance elsewhere at the lower market rate.  Because the Federal Funds rate is generally low, there may also be a negative impact on the Company's net interest income due to the Company's inability to significantly lower its funding costs in the current competitive rate environment, although interest rates on assets may decline further. Conversely, interest rate increases would normally result in increased interest rates on our LIBOR-based and prime-based loans.  The interest rate floors in effect may limit the immediate increase in interest rates on certain of these loans, until such time as rates rise above the floors.  However, the Company may have to increase rates paid on deposits to maintain deposit balances and pay higher rates on borrowings, which could negatively impact net interest margin.  The impact of the low rate environment on our net interest margin in future periods is expected to be fairly neutral.  Any margin gained by rate increases on loans may be somewhat offset by reduced yields from our investment securities (to the extent investment securities are purchased) and our existing loan portfolio as payments are made and the proceeds are potentially reinvested at lower rates on new loans originated.  Interest rates on certain adjustable rate loans may reset lower according to their contractual terms and index rate to which they are tied and new loans may be originated at lower market rates than the overall portfolio rate.  For further discussion of the processes used to manage our exposure to interest rate risk, see "Item 3.  Quantitative and Qualitative Disclosures About Market Risk – How We Measure the Risks to Us Associated with Interest Rate Changes."

Non-Interest Income and Non-Interest (Operating) Expenses.  The Company's profitability is also affected by the level of its non-interest income and operating expenses. Non-interest income consists primarily of service charges and ATM fees, accretion income (net of amortization) related to the FDIC-assisted acquisitions, late charges and prepayment fees on loans, gains on sales of loans and available-for-sale investments and other general operating income.  In early 2016, increases in the cash flows expected to be collected from the FDIC-covered loan portfolios resulted in amortization (expense) recorded relating to reductions of expected reimbursements under the loss sharing agreements with the FDIC, which are recorded as indemnification assets.  This is no longer the case for the TeamBank, Vantus Bank and Sun Security Bank transactions, subsequent to April 26, 2016 (due to the termination of the related loss sharing agreements effective as of that date).  In June 2017, the Company also terminated its loss sharing agreements related to InterBank; therefore, no further amortization (expense) will be recorded relating to reductions of expected reimbursements under the loss sharing agreements with the FDIC as all Indemnification Assets and other balances due to/from the FDIC have been settled.  The Company did record a gain in non-interest income related to the termination of the InterBank loss sharing agreements.  Non-interest income may also be affected by the Company's interest rate derivative activities, if the Company chooses to implement derivatives.  See Note 15 "Derivatives and Hedging Activities" in the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information regarding the Bank's hedging activities.

Operating expenses consist primarily of salaries and employee benefits, occupancy-related expenses, expenses related to foreclosed assets, postage, FDIC deposit insurance, advertising and public relations, telephone, professional fees, office expenses and other general operating expenses.  Details of the current period changes in non-interest income and non-interest expense are provided in the "Results of Operations and Comparison for the Three and Nine months ended September 30, 2017 and 2016" section of this Quarterly Report on Form 10-Q.

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

The new rules refine the definitions of what constitutes regulatory capital and add a new regulatory capital element, common equity Tier 1 capital. The minimum capital ratios are (i) a common equity Tier 1 ("CET1") risk-based capital ratio of 4.5%; (ii) a Tier 1 risk-based capital ratio of 6%; (iii) a total risk-based capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4%. In addition to the minimum capital ratios, the new rules include a capital conservation buffer, under which a banking organization must have CET1 more than 2.5% above each of its minimum risk-based capital ratios in order to avoid restrictions on paying dividends, repurchasing shares, and paying certain discretionary bonuses.  The new capital conservation buffer requirement began phasing in beginning on January 1, 2016 when a buffer greater than 0.625% of risk-weighted assets was required, which amount increases an equal amount each year until the buffer requirement of greater than 2.5% of risk-weighted assets is fully implemented on January 1, 2019.

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

Business Initiatives

At the end of October 2017, a newly-constructed banking center at 1320 W. Battlefield in Springfield, Mo., replaced a nearby leased office at 1580 W. Battlefield. The new office offers better access and convenience for customers.

The Company continually evaluates its various customer access channels to ensure that customers are being effectively served when, where and how they prefer. The Company's ATM network is a part of this ongoing evaluation, which may include upgrading or adding ATM units or removing units from certain sites. Over the next year, 70 ATMs located primarily at Great Southern banking centers will be replaced with upgraded multi-functional deposit-taking machines. In addition, thirteen off-site ATMs with low customer usage have been removed in the last few months. Further rationalization of the ATM network is anticipated in the future. Great Southern customers can also access surcharge-free ATMs worldwide through the Allpoint ATM Network.

Comparison of Financial Condition at September 30, 2017 and December 31, 2016

During the nine months ended September 30, 2017, the Company's total assets decreased by $38.1 million to $4.51 billion.  The decrease was attributable to decreases in cash and cash equivalents, available-for-sale investment securities, FDIC indemnification asset and mortgage loans held for sale, partially offset by an increase in loans receivable.

Cash and cash equivalents were $256.7 million at September 30, 2017, a decrease of $23.1 million, or 8.3%, from $279.8 million at December 31, 2016.  During the nine months ended September 30, 2017, cash and cash equivalents decreased primarily due to a decrease in deposits and from use to fund loans, partially offset by a decrease in available for sale securities.

The Company's available-for-sale securities decreased $29.9 million, or 14.0%, compared to December 31, 2016.  The decrease was primarily due to calls of municipal securities, and normal monthly payments received related to the portfolio of mortgage-backed securities.

Net loans increased $41.0 million from December 31, 2016, to $3.80 billion at September 30, 2017.  Increases primarily occurred in construction loans, other residential (multi-family) real estate loans and commercial real estate loans.  Partially offsetting the increases in loans were reductions of $106 million in consumer loans, $56 million in the FDIC-acquired loan portfolios and $24 million in one- to four-family real estate loans.  Excluding FDIC-assisted acquired loans and mortgage loans held for sale, total gross loans increased $229.4 million from December 31, 2016 to September 30, 2017.

The FDIC indemnification asset, which was $13.1 million at December 31, 2016, is $-0- at September 30, 2017 due to the termination of the FDIC loss sharing agreement for InterBank, as discussed in Note 7 of the accompanying Notes to the Financial Statements.

Total liabilities decreased $70.4 million from $4.12 billion at December 31, 2016 to $4.05 billion at September 30, 2017.  The decrease was primarily attributable to a decrease in deposits and short-term borrowings, partially offset by an increase in FHLB advances.

Total deposits decreased $79.0 million from December 31, 2016 to $3.60 million at September 30, 2017.  Deposits decreased due to decreases in internet-acquired deposits and brokered deposits, partially offset by growth in retail certificates of deposit and transaction accounts.  Transaction account balances increased $42.6 million to $2.24 billion at September 30, 2017, while retail certificates of deposit increased $25.0 million compared to December 31, 2016, to $976.2 million at September 30, 2017.  Certificates of deposit opened through the Company's internet deposit acquisition channels decreased $59.4 million during the nine months ended September 30, 2017.  Brokered deposits, including CDARS program purchased funds, were $237.1 million at September 30, 2017, a decrease of $87.2 million from $324.3 million at December 31, 2016.

The Company's Federal Home Loan Bank Advances totaled $174.0 million at September 30, 2017, an increase of $142.5 million, or 453.2%, compared to $31.5 million at December 31, 2016.  The balance of $31.5 million at December 31, 2016, which consisted of long-term advances, were repaid prior to maturity during June 2017, resulting in expense of $340,000, which is included in the Consolidated Statements of Income under "Noninterest Expense – Other operating expenses" during the nine months ended September 30, 2017.  The funds were replaced during the three months ended September 30, 2017, primarily with lower rate, shorter-term FHLBank advances.  The Company utilizes both overnight borrowings and short-term FHLBank advances depending on relative interest rates.

Short term borrowings decreased $149.6 million from $172.3 million at December 31, 2016 to $22.7 million at September 30, 2017.  The short term borrowings included overnight FHLBank borrowings of $171.0 million at December 31, 2016 and $21.0 million at September 30, 2017.

Total stockholders' equity increased $32.3 million from $429.8 million at December 31, 2016 to $462.1 million at September 30, 2017.  The Company recorded net income of $39.4 million for the nine months ended September 30, 2017, and dividends declared on common stock were $9.8 million.  Accumulated other comprehensive income increased $347,000 due to changes in the fair value of available-for-sale investment securities and changes in the fair value of cash flow hedges.  In addition, total stockholders' equity increased $2.0 million due to stock option exercises.

Results of Operations and Comparison for the Three and Nine Months Ended September 30, 2017 and 2016

General

Net income and net income available to common shareholders was $11.7 million for the three months ended September 30, 2017 compared to $11.2 million for the three months ended September 30, 2016.  This increase of $442,000, or 3.9%, was primarily due to a decrease in non-interest expense of $2.6 million, or 8.6%, and an increase in non-interest income of $565,000, or 8.0%, which was partially offset by a decrease in net interest income of $1.7 million, or 4.3%, an increase in income tax expense of $549,000, or 14.7%, and an increase in provision for loan losses of $450,000, or 18.0%.

Net income was $39.4 million for the nine months ended September 30, 2017 compared to $33.5 million for the nine months ended September 30, 2016. This increase of $5.8 million, or 17.3%, was primarily due to an increase in non-interest income of $10.2 million, or 48.5%, and a decrease in non-interest expense of $6.4 million, or 7.0%, which was partially offset by a decrease in net interest income of $6.9 million, or 5.6%, an increase in income tax expense of $3.6 million, or 30.1%, and an increase in provision for loan losses of $249,000, or 3.6%.

Total Interest Income

Total interest income decreased $488,000, or 1.0%, during the three months ended September 30, 2017 compared to the three months ended September 30, 2016.  The decrease was due to a $511,000 decrease in interest income on loans, partially offset by a $23,000 increase in interest income on investments and other interest-earning assets.  Interest income on loans decreased for the three months ended September 30, 2017 compared to the same period in 2016, due to lower average rates of interest, partially offset by higher average balances on loans.  Interest income from investment securities and other interest-earning assets increased during the three months ended September 30, 2017 compared to the same period in 2016 due to higher average rates of interest, largely offset by lower average balances.

Total interest income decreased $1.7 million, or 1.2%, during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.  The decrease was due to a $1.7 million decrease in interest income on loans, partially offset by a $12,000 increase in interest income on investments and other interest-earning assets.  Interest income on loans decreased for the nine months ended September 30, 2017 compared to the same period in 2016, due to lower average rates of interest, partially offset by higher average balances on loans.  Interest income from investment securities and other interest-earning assets increased during the nine months ended September 30, 2017, due to higher average rates of interest, largely offset by lower average balances.

Interest Income – Loans

During the three months ended September 30, 2017 compared to the three months ended September 30, 2016, interest income on loans decreased $1.8 million as a result of lower average interest rates on loans.  The average yield on loans decreased from 4.84% during the three months ended September 30, 2016, to 4.64% during the three months ended September 30, 2017.  This decrease was primarily due to a lower amount of accretion income in the current year period compared to the prior year period resulting from the increases in expected cash flows to be received from the FDIC-acquired loan pools as previously discussed in Note 7 of the Notes to Consolidated Financial Statements.  Interest income increased $1.3 million as the result of higher average loan balances, which increased from $3.73 billion during the three months ended September 30, 2016, to $3.83 billion during the three months ended September 30, 2017.  The higher average balances were primarily due to organic loan growth.

During the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, interest income on loans decreased $8.5 million as a result of lower average interest rates on loans.  The average yield on loans decreased from 4.93% during the nine months ended September 30, 2016, to 4.63% during the nine months ended September 30, 2017.  This decrease was primarily due to a reduction in additional yield accretion recognized in conjunction with the fair value of the loan pools acquired in the FDIC-assisted transactions as discussed above for the three months ended September 30, 2017 and as previously discussed in Note 7 of the Notes to Consolidated Financial Statements.  Interest income increased $6.7 million as the result of higher average loan balances, which increased from $3.62 billion during the nine months ended September 30, 2016, to $3.81 billion during the nine months ended September 30, 2017.  The higher average balances were primarily due to organic loan growth.

On an on-going basis, the Company estimates the cash flows expected to be collected from the acquired loan pools. This cash flows estimate has increased, based on the payment histories and the collection of certain loans, thereby reducing loss expectations of certain loan pools, resulting in adjustments to be spread on a level-yield basis over the remaining expected lives of the loan pools. The loss sharing agreements for the Team Bank, Vantus Bank and Sun Security Bank transactions were terminated in April 2016, and the related indemnification assets were reduced to $-0- at that time.  The loss sharing agreements for InterBank were terminated in June 2017, and the related indemnification asset was reduced to $-0- at that time.  The Valley Bank transaction does not include a loss sharing agreement with the FDIC.  Therefore, there was no remaining indemnification asset for FDIC-assisted transactions as of September 30, 2017. The entire amount of the discount adjustment has been and will be accreted to interest income over time with no further offsetting impact to non-interest income.  For the three months ended September 30, 2017 and 2016, the adjustments increased interest income by $975,000 and $4.0 million, respectively, and decreased non-interest income by $-0- and $1.3 million, respectively.  The net impact to pre-tax income was $975,000 and $2.7 million, respectively, for the three months ended September 30, 2017 and 2016.  For the nine months ended September 30, 2017 and 2016, the adjustments increased interest income by $4.2 million and $13.3 million, respectively, and decreased non-interest income by $634,000 and $6.0 million, respectively.  The net impact to pre-tax income was $3.6 million and $7.2 million, respectively, for the nine months ended September 30, 2017 and 2016.

As of September 30, 2017, the remaining accretable yield adjustment that will affect interest income is $2.7 million.  Due to the termination of the loss sharing agreements there is no remaining indemnification assets balance; therefore, no further adjustments will affect non-interest income (expense).  Of the remaining adjustments, we expect to recognize $576,000 of interest income during the remainder of 2017.  Additional adjustments may be recorded in future periods from the FDIC-assisted transactions, as the Company continues to estimate expected cash flows from the acquired loan pools.  Apart from the yield accretion, the average yield on loans was 4.54% for the three months ended September 30, 2017, up from 4.41% for the three months ended September 30, 2016, as a result of increases in market interest rates from the 2016 period to the 2017 period.  Apart from the yield accretion, the average yield on loans was 4.48% for the nine months ended September 30, 2017, up from 4.44% for the nine months ended September 30, 2016.  The reason for the increase was the same as for the three month period.  In both the three month and nine month periods, the increase in loan yields was partially offset by a change in the mix of the Company's loan portfolio, primarily due to a decrease in consumer auto loans, which generally have a higher interest rate than other loans in the portfolio.

Interest Income – Investments and Other Interest-earning Assets

Interest income on investments and other interest-earning assets increased slightly in the three months ended September 30, 2017 compared to the three months ended September 30, 2016.  Interest income increased $348,000 due to an increase in average interest rates from 1.64% during the three months ended September 30, 2016, to 2.05% during the three months ended September 30, 2017, primarily due to higher market rates of interest on other interest-bearing deposits in financial institutions and slightly higher rates on investment securities.  Interest income decreased $325,000 as a result of a decrease in average balances from $369.9 million during the three months ended September 30, 2016, to $298.4 million during the three months ended September 30, 2017.  Average balances of securities decreased primarily due to certain municipal securities being called and the normal monthly payments received on the portfolio of mortgage-backed securities.  Average balances of other interest-earning assets decreased primarily due to less deposits being maintained at the Federal Reserve Bank.

Interest income on investments and other interest-earning assets increased slightly in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.  Interest income increased

$200,000 due to an increase in average interest rates from 1.72% during the nine months ended September 30, 2016, to 1.94% during the nine months ended September 30, 2017 due to higher market rates of interest on other interest-bearing deposits in financial institutions and slightly higher rates on investment securities.  Interest income decreased $188,000 as a result of a decrease in average balances from $371.6 million during the nine months ended September 30, 2016, to $329.9 million during the nine months ended September 30, 2017.  Average balances of securities decreased primarily due to the certain municipal securities being called and the normal monthly payments received on the portfolio of mortgage-backed securities.  Average balances of other interest-earning assets decreased primarily due to less deposits being maintained at the Federal Reserve Bank.

Total Interest Expense

Total interest expense increased $1.3 million, or 21.6%, during the three months ended September 30, 2017, when compared with the three months ended September 30, 2016, due to an increase in interest expense on deposits of $708,000, or 16.0%, an increase of $538,000, or 110.5%, of interest expense on the subordinated notes which were issued in August 2016, an increase in interest expense on FHLBank advances of $287,000, or 110.8%, and an increase in interest expense on subordinated debentures issued to capital trust of $58,000, or 27.8%, partially offset by a decrease in interest expense on short-term borrowing and repurchase agreements of $332,000, or 73.8%.

Total interest expense increased $5.2 million, or 33.8%, during the nine months ended September 30, 2017, when compared with the nine months ended September 30, 2016, due to an increase of $2.6 million, or 531.4%, of interest expense on the subordinated notes issued in August 2016, an increase in interest expense on deposits of $2.6 million, or 21.0%, an increase in interest expense on subordinated debentures issued to capital trust of $187,000, or 32.6%, and an increase in interest expense on FHLBank advances of $90,000, or 9.4%, partially offset by a decrease in interest expense on short-term borrowing and repurchase agreements of $274,000, or 29.3%.

Interest Expense – Deposits

Interest expense on demand deposits increased $169,000 due to average rates of interest that increased from 0.26% in the three months ended September 30, 2016 to 0.31% in the three months ended September 30, 2017.  Interest expense on demand deposits increased $30,000 due to an increase in average balances from $1.49 billion during the three months ended September 30, 2016, to $1.53 billion during the three months ended September 30, 2017.  The increase in average balances of interest-bearing demand deposits was primarily a result of increased balances in money market accounts.  Market interest rates on these types of accounts have increased since December 2016.

Interest expense on time deposits increased $482,000 as a result of an increase in average rates of interest from 1.00% during the three months ended September 30, 2016, to 1.14% during the three months ended September 30, 2017.  Interest expense on time deposits increased $27,000 due to an increase in average balances of time deposits from $1.36 billion during the three months ended September 30, 2016, to $1.37 billion during the three months ended September 30, 2017.  The increase in average balances of time deposits was primarily a result of organic growth of retail deposits.  A large portion of the Company's certificate of deposit portfolio matures within six to eighteen months and therefore reprices fairly quickly; this is consistent with the portfolio over the past several years.  Older certificates of deposit that renewed or were replaced with new deposits generally had a higher rate of interest due to market interest rate increases since December 2016.

Interest expense on demand deposits increased $446,000 due to average rates of interest that increased from 0.26% in the nine months ended September 30, 2016 to 0.29% in the nine months ended September 30, 2017.  Interest expense on demand deposits increased $122,000 due to an increase in average balances from $1.49 billion during the nine months ended September 30, 2016 to $1.55 billion during the nine months ended September 30, 2017.  The increase in average balances of interest-bearing demand deposits was primarily due to the same reasons as in the three month period.

Interest expense on time deposits increased $1.3 million as a result of an increase in average rates of interest from 0.97% during the nine months ended September 30, 2016 to 1.10% during the nine months ended September 30, 2017.  Interest expense on time deposits increased $744,000 due to an increase in average balances of time deposits from $1.33 billion during the nine months ended September 30, 2016 to $1.43 billion during the nine months ended September 30, 2017.  The increase in average balances of time deposits was primarily a result of organic growth of retail deposits.

Interest Expense – FHLBank Advances, Short-term Borrowings and Repurchase Agreements, Subordinated Debentures Issued to Capital Trusts and Subordinated Notes

During the three months ended September 30, 2017 compared to the three months ended September 30, 2016, interest expense on FHLBank advances increased due to higher average balances, partially offset by lower average rates of interest.  Interest expense on FHLBank advances increased $533,000 due to an increase in average balances from $31.5 million during the three months ended September 30, 2016 to $171.7 million during the three months ended September 30, 2017.  This increase was primarily due to the replacement of overnight borrowings with short-term three week FHLBank advances due to the short-term advances having a more favorable interest rate from time to time.  The $31.5 million of the Company's long-term higher fixed-rate FHLBank advances were repaid during June 2017.  Interest expense on FHLBank advances decreased $246,000 due to a decrease in average interest rates from 3.27% in the three months ended September 30, 2016 to 1.26% in the three months ended September 30, 2017.  The decrease in the average rate was due to the repayment of the fixed-rate term FHLBank advances during June 2017 and the borrowing of shorter term FHLBank advances at a lower rate.

During the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, interest expense on FHLBank advances increased due to higher average rates of interest, partially offset by lower average balances.  Interest expense on FHLBank advances increased $118,000 due to an increase in average interest rates from 1.58% in the nine months ended September 30, 2016 to 1.78% in the nine months ended September 30, 2017.  The increase in the average rate was due to a change in the mix of the advances compared to the prior year period.  Interest expense on FHLBank advances decreased $28,000 due to a decrease in average balances from $80.7 million during the nine months ended September 30, 2016 to $78.4 million during the nine months ended September 30, 2017.

Interest expense on short-term borrowings and repurchase agreements decreased $246,000 due to a decrease in average balances from $432.7 million during the three months ended September 30, 2016 to $147.1 million during the three months ended September 30, 2017, which is primarily due to changes in the Company's funding needs and the mix of funding, which can fluctuate.  The Company had a much higher amount of overnight borrowings from the FHLBank in the 2016 period.  Interest expense on short-term borrowings and repurchase agreements decreased $86,000 due to a decrease in average rates from 0.41% in the three months ended September 30, 2016 to 0.32% in the three months ended September 30, 2017.  The decrease was due to a change in the mix of funding during the period, with less short-term borrowings and a higher percentage of the total made up of repurchase agreements, which have a lower interest rate.

Interest expense on short-term borrowings and repurchase agreements decreased $451,000 due to a decrease in average balances from $355.8 million during the nine months ended September 30, 2016 to $206.1 million during the nine months ended September 30, 2017, which is primarily due to changes in the Company's funding needs and the mix of funding, which can fluctuate.  The Company had a much higher amount of overnight borrowings from the FHLBank in the 2016 period.  Partially offsetting that decrease was an increase in interest expense on short-term borrowings and repurchase agreements of $177,000 due to average rates that increased from 0.35% in the nine months ended September 30, 2016 to 0.43% in the nine months ended September 30, 2017.  The increase was due to increases in market interest rates and a change in the mix of funding during the period, with a lower percentage of the total made up of repurchase agreements, which have a lower interest rate.

During the three months ended September 30, 2017, compared to the three months ended September 30, 2016, interest expense on subordinated debentures issued to capital trusts increased $58,000 due to higher average interest rates.  The average interest rate was 3.23% in the three months ended September 30, 2016 compared to 4.11% in the three months ended September 30, 2017.  The actual interest rate on the subordinated debentures during the three months ended September 30, 2017 was 2.86%, up from 2.32% during the three months ended September 30, 2016.  The amortization of the cost of the interest rate caps the Company purchased in 2013 to limit the interest rate risk from rising LIBOR rates related to the Company's subordinated debentures issued to capital trusts effectively increased the rates for each period.  The average interest rate was higher than this until the third quarter of 2017, when the interest rate cap terminated based on its contractual terms, as a result of the amortization of the cost of the interest rate cap.  There was no change in the average balance of the subordinated debentures between the 2017 and the 2016 period.  The subordinated debentures are variable-rate debentures which bear interest at an average rate of three-month LIBOR plus 1.60%, adjusting quarterly, which was 2.91% at September 30, 2017.

During the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, interest expense on subordinated debentures issued to capital trusts increased $187,000 due to higher average interest rates.  The average interest rate was 2.97% in the nine months ended September 30, 2016, compared to 3.94% in the nine months ended September 30, 2017.  The amortization of the cost of the interest rate caps the Company purchased in 2013 to limit the interest rate risk from rising LIBOR rates related to the Company's subordinated debentures issued to capital trusts effectively increased the rates for each period.  The average interest rate was higher than this until the third quarter of 2017, when the interest rate cap terminated based on its contractual terms, as a result of the amortization of the cost of the interest rate cap.  There was no change in the average balance of the subordinated debentures between the 2017 and the 2016 period.

In August 2016, the Company issued $75 million of 5.25% fixed-to-floating rate subordinated notes due August 15, 2026.  The notes were sold at par, resulting in net proceeds, after underwriting discounts and commissions and other issuance costs, of approximately $73.5 million.  Interest expense on the subordinated notes for the three months ended September 30, 2017, was $1.0 million, an increase of $538,000 over the $487,000 interest expense for the three months ended September 30, 2016.  The increase was due to the fact that the notes were issued during the three month period in 2016 and did not incur interest expense for the entire period in the prior year period.  Interest expense on the subordinated notes for the nine months ended September 30, 2017, was $3.1 million, an increase of $2.6 over the $487,000 interest expense for the nine months ended September 30, 2016.

Net Interest Income

Net interest income for the three months ended September 30, 2017 decreased $1.7 million to $39.3 million compared to $41.0 million for the three months ended September 30, 2016.  Net interest margin was 3.77% in the three months ended September 30, 2017, compared to 3.98% in the three months ended September 30, 2016, a decrease of 21 basis points, or 5.3%.  In both three month periods, the Company's net interest income and margin were positively impacted by the increases in expected cash flows to be received from the FDIC-acquired loan pools and the resulting increase to accretable yield, which were previously discussed in Note 7 of the Notes to Consolidated Financial Statements.  The positive impact of these changes in the three months ended September 30, 2017 and 2016 were increases in interest income of $975,000 and $4.0 million, respectively, and increases in net interest margin of nine basis points and 38 basis points, respectively.  Excluding the positive impact of the additional yield accretion, net interest margin increased eight basis points when compared to the year-ago period.  The increase was primarily due to the better mix of interest-earning assets, with an increase in the average balance of loans outstanding, coupled with an increase in the average interest rate on loans.  This was partially offset by an increase in the cost of interest-bearing liabilities.

Net interest income for the nine months ended September 30, 2017 decreased $6.9 million to $115.9 million compared to $122.8 million for the nine months ended September 30, 2016.  Net interest margin was 3.75% in the nine months ended September 30, 2017, compared to 4.11% in the same period of 2016, a decrease of 36 basis points, or 8.8%.  In both nine month periods, the Company's net interest income and margin were positively impacted by the increases in expected cash flows to be received from the FDIC-acquired loan pools and the resulting increase to accretable yield which were previously discussed in Note 7 of the Notes to Consolidated Financial Statements.  The positive impact of these changes in the nine months ended September 30, 2017 and 2016 were increases in interest income of $4.2 million and $13.3 million, respectively, and increases in net interest margin of 14 basis points and 44 basis points, respectively.  Excluding the positive impact of the additional yield accretion, net interest margin decreased six basis points when compared to the year-ago period.  The decrease was primarily due to the interest expense associated with the issuance of $75.0 million of subordinated notes in the third quarter of 2016 and an increase in the average interest rate on deposits and other borrowings.

The Company's overall average interest rate spread decreased 26 basis points, or 6.7%, from 3.86% during the three months ended September 30, 2016 to 3.60% during the three months ended September 30, 2017.  The decrease was due to a 10 basis point decrease in the weighted average yield on interest-earning assets and a 16 basis point increase in the weighted average rate paid on interest-bearing liabilities. In comparing the two periods, the yield on loans decreased 20 basis points while the yield on investment securities and other interest-earning assets increased 41 basis points. The rate paid on deposits increased eight basis points, the rate paid on short-term borrowings and repurchase agreements decreased nine basis points, the rate paid on subordinated debentures issued to capital trusts increased 88 basis points, and the rate paid on FHLBank advances decreased 201 basis points.  In addition, the average interest rate on the new subordinated notes was 552 basis points.

The Company's overall average interest rate spread decreased 41 basis points, or 10.3%, from 4.00% during the nine months ended September 30, 2016 to 3.59% during the nine months ended September 30, 2017.  The decrease was due to a 22 basis point decrease in the weighted average yield on interest-earning assets and a 19 basis point increase in the weighted average rate paid on interest-bearing liabilities. In comparing the two periods, the yield on loans decreased 30 basis points while the yield on investment securities and other interest-earning assets increased 22 basis points. The rate paid on deposits increased nine basis points, the rate paid on FHLBank advances increased 20 basis points, the rate paid on short-term borrowings and repurchase agreements increased eight basis points, and the rate paid on subordinated debentures issued to capital trusts increased 97 basis points.  In addition, the average interest rate on the new subordinated notes was 559 basis points.

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

The provision for loan losses for the three months ended September 30, 2017, increased $450,000 to $3.0 million when compared with the three months ended September 30, 2016.  At September 30, 2017 and December 31, 2016, the allowance for loan losses was $36.2 million and $37.4 million, respectively.  Total net charge-offs were $3.2 million and $3.6 million for the three months ended September 30, 2017 and 2016, respectively.  Three commercial loan relationships make up $1.4 million of the net charge-off total for the three months ended September 30, 2017 and additional net charge-offs of $1.7 million related to the consumer auto category.  Two of the commercial charge-offs were loan relationships originated prior to 2008 and the third commercial charge-off was a relationship acquired through the Fifth Third branch acquisition. Total net charge-offs were $8.3 million and $8.0 million for the nine months ended September 30, 2017 and 2016, respectively.  During the nine months ended September 30, 2017, $4.7 million of the $8.3 million of net charge-offs were in the consumer auto category.  Four commercial loan relationships made up $2.5 million of the net charge-off total for the nine months ended September 30, 2017.  In response to a more challenging consumer credit environment, the Company tightened its underwriting guidelines on automobile lending in the latter part of 2016.  Management took this step in an effort to improve credit quality in the portfolio and lower delinquencies and charge-offs.  This action also resulted in a lower level of origination volume and, as such, the outstanding balance of the Company's automobile loans declined approximately $106 million in the nine months ended September 30, 2017.  We expect to see further declines in the automobile loan totals through the balance of 2017 and into 2018 as well.  General market conditions and unique circumstances related to individual borrowers and projects contributed to the level of provisions and charge-offs.  As assets were categorized as potential problem loans, non-performing loans or foreclosed assets, evaluations were made of the values of these assets with corresponding charge-offs as appropriate.

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

The Bank's allowance for loan losses as a percentage of total loans, excluding acquired loans that were previously covered by the FDIC loss sharing agreements, was 0.99% and 1.04% at September 30, 2017 and December 31, 2016, respectively.  Management considers the allowance for loan losses adequate to cover losses inherent in the Bank's loan portfolio at September 30, 2017, based on recent reviews of the Bank's loan portfolio and current economic conditions. If economic conditions were to deteriorate or management's assessment of the loan portfolio were to change, it is possible that additional loan loss provisions would be required, thereby adversely affecting future results of operations and financial condition.

Non-performing Assets

Former TeamBank, Vantus Bank, Sun Security Bank, InterBank and Valley Bank non-performing assets, including foreclosed assets and potential problem loans, are not included in the totals or in the discussion of non-performing loans, potential problem loans and foreclosed assets below.  These assets were initially recorded at their estimated fair values as of their acquisition dates and are accounted for in pools; therefore, these loan pools are analyzed rather than the individual loans. The overall performance of the loan pools acquired in each of the five FDIC-assisted transactions has been better than original expectations as of the acquisition dates.

As a result of changes in balances and composition of the loan portfolio, changes in economic and market conditions that occur from time to time and other factors specific to a borrower's circumstances, the level of non-performing assets will fluctuate.

Non-performing assets, excluding all FDIC-assisted acquired assets, at September 30, 2017 were $32.9 million, a decrease of $6.4 million from $39.3 million at December 31, 2016.  Non-performing assets, excluding all FDIC-assisted acquired assets, as a percentage of total assets were 0.73% at September 30, 2017, compared to 0.86% at December 31, 2016.

Compared to December 31, 2016, non-performing loans decreased $4.6 million to $9.5 million at September 30, 2017, and foreclosed assets decreased $1.8 million to $23.4 million at September 30, 2017.  Non-performing consumer loans comprised $3.7 million, or 39.6%, of the total $9.5 million of non-performing loans at September 30, 2017, an increase of 967,000 from December 31, 2016.  Non-performing one- to four-family residential loans comprised $2.8 million, or 29.1%, of the total non-performing loans at September 30, 2017, an increase of $931,000 from December 31, 2016.  Non-performing commercial business loans were $2.2 million, or 23.0%, of the total non-performing loans at September 30, 2017, a decrease of $2.6 million from December 31, 2016.  Non-performing commercial real estate loans comprised $568,000, or 6.0%, of the total non-performing loans at September 30, 2017, a decrease of $2.2 million from December 31, 2016.  Non-performing construction and land development loans comprised $136,000, or 1.4%, of the total non-performing loans at September 30, 2017, a decrease of $1.7 million from December 31, 2016. Three loans in this category were paid off during the period, including one loan totaling $3.8 million which was added since December 31, 2016.

Non-performing Loans.  Activity in the non-performing loans category during the nine months ended September 30, 2017 was as follows:

	Beginning Balance, January 1	Additions to Non- Performing	Removed from Non- Performing	Transfers to Potential Problem Loans	Transfers to Foreclosed Assets	Charge- Offs	Payments	Ending Balance, September 30
	(In Thousands)
One- to four-family construction	$--	$381	$--	$--	$--	$--	$(381)	$--
Subdivision construction	109	--	--	--	--	--	(7)	102
Land development	1,718	4,060	--	--	(185)	(92)	(5,467)	34
Commercial construction	--	--	--	--	--	--	--	--
One- to four-family residential	1,825	2,192	(36)	(691)	(238)	(37)	(259)	2,756
Other residential	162	90	--	--	(161)	(12)	(2)	77
Commercial real estate	2,727	1,883	(394)	(347)	(1,060)	(1,649)	(592)	568
Commercial business	4,765	1,256	--	--	(2,883)	(713)	(245)	2,180
Consumer	2,775	4,706	(217)	(200)	(771)	(1,294)	(1,257)	3,742

Total	$14,081	$14,568	$(647)	$(1,238)	$(5,298)	$(3,797)	$(8,210)	$9,459

Commercial real estate collateral that secured one relationship, totaling $1.7 million, was either transferred to foreclosed assets or sold; therefore, the balance was reclassified from commercial real estate to commercial business in the Beginning Balance, January 1 presentation in the table above.

At September 30, 2017, the non-performing one- to four-family residential category included 31 loans, 18 of which were added during the current period.  Nine of those loans, which were added during the three months ended September 30, 2017 and totaling $1.4 million, are part of the same borrower relationship and are residential rental homes in the Springfield, Mo. area. The non-performing commercial business category included six loans.  The largest relationship in this category totaled $1.5 million, or 69.2% of the total category. This relationship discussed above, was previously collateralized by commercial real estate which has been foreclosed and subsequently sold.  We are currently pursuing collection efforts against the guarantors of the credit relationship.  One loan in this category, totaling $2.9 million and secured by the borrower's interest in a condo project in Branson, Mo, was transferred to foreclosed assets during the three months ended September 30, 2017.  One loan totaling $970,000 was transferred from potential problem loans during the period.  This loan was added to potential problem loans earlier in the period and was subsequently transferred to non-performing loans.  The loan was charged down $470,000 and the remaining balance at September 30, 2017 is $500,000.  The loan is collateralized by the business assets of an entity in the St. Louis, Mo. area.  The non-performing commercial real estate category included five loans, two of which were added during the period and are part of the same borrower relationship.  One relationship in this category, which included two loans and had $358,000 of charge-offs during the three months ended September 30, 2017, with the remaining balance of $465,000 transferred to foreclosed assets.  The relationship is collateralized by commercial entertainment property and other property in Branson, Mo.  One loan in this category with a balance of $498,000 was transferred to foreclosed assets during the period.  One relationship in this category, which was collateralized by a theatre property in Branson, Mo., incurred charge-offs of $1.2 million and received payments of $480,000 during the period, which paid off the remaining balance of that loan.  The non-performing consumer category included 271 loans, 208 of which were added during the current period, and the majority of which are indirect used automobile loans. Compared to previous years, in 2016 and 2017 the Company has experienced increased levels of delinquencies and repossessions in consumer loans, primarily indirect used automobile loans.  The non-performing land development category included two loans, which are both to the same borrower.  During the period, one loan, which is the same relationship as one of the loans discussed in the commercial real estate category, and was collateralized by land in the Branson, Mo. area had charge-offs of $92,000 and received payments of $3.8 million, which paid off the remaining balance of that loan.  Also during the period, one loan in this category received payments of $1.6 million, which paid off the remaining balance of that loan.

Potential Problem Loans.  Compared to December 31, 2016, potential problem loans increased $1.1 million, or 15.4%.  This increase was due to the addition of $9.4 million of loans to potential problem loans, partially offset by $5.9 million in loans transferred to non-performing loans, $1.6 million in payments, $744,000 in loans removed from potential problem loans, $89,000 in loans transferred to foreclosed assets and $87,000 in charge-offs.  Potential problem loans are loans which management has identified through routine internal review procedures as having possible credit problems that may cause the borrowers difficulty in complying with the current repayment terms.  These loans are not reflected in non-performing assets, but are considered in determining the adequacy of the allowance for loan losses.

Activity in the potential problem loans category during the nine months ended September 30, 2017, was as follows:

	Beginning Balance, January 1	Additions to Potential Problem	Removed from Potential Problem	Transfers to Non- Performing	Transfers to Foreclosed Assets	Charge- Offs	Payments	Ending Balance, September 30
	(In Thousands)
One- to four-family construction	$--	$--	$--	$--	$--	$--	$--	$--
Subdivision construction	--	--	--	--	--	--	--	--
Land development	4,135	139	--	(3,980)	--	--	(289)	5
Commercial construction	--	--	--	--	--	--	--	--
One- to four-family residential	439	954	--	(131)	(89)	(72)	(110)	991
Other residential	--	--	--	--	--	--	--	--
Commercial real estate	2,062	6,569	(744)	(803)	--	--	(979)	6,105
Commercial business	204	1,387	--	(970)	--	--	(106)	515
Consumer	122	397	--	(15)	--	(15)	(74)	415

Total	$6,962	$9,446	$(744)	$(5,899)	$(89)	$(87)	$(1,558)	$8,031

At September 30, 2017, the commercial real estate category of potential problem loans included six loans, all of which were added during the period.  The largest relationship in this category is made up of three loans totaling $5.8 million, or 94.3% of the total category, and is collateralized by theatre and retail property in Branson, Mo.  This is a long-term customer of the Bank and these loans were all originated prior to 2008.  The borrower is experiencing cash flow issues due to vacancies in some of the properties.  $963,000 of the payments in the category related to one relationship, the remainder of which was moved to non-performing loans during the three months ended June 30, 2017.  The relationship is collateralized by commercial entertainment property and other property in Branson, Mo.  The one- to four-family residential category of potential problem loans included 14 loans, eight of which were added during the current period.  The commercial business category of potential problem loans included five loans, one of which was new during the period.  One loan totaling $970,000 was transferred to non-performing loans during the current period, and is discussed above in non performing loans.  The land development category of potential problem loans decreased from December 31, 2016 primarily due to the transfer of one loan totaling $3.8 million to the non-performing loans category, which is discussed above.

Other Real Estate Owned.  Of the total $30.1 million of other real estate owned at September 30, 2017, $2.9 million represents the fair value of foreclosed assets previously covered by FDIC loss sharing agreements, $1.8 million represents the fair value of foreclosed assets acquired related to Valley Bank and not covered by a loss sharing agreement, and $2.1 million represents properties which were not acquired through foreclosure. The foreclosed and other assets acquired in the FDIC-assisted transactions and the properties not acquired through foreclosure are not included in the following table and discussion of other real estate owned.

Activity in foreclosed assets during the nine months ended September 30, 2017, was as follows:

	Beginning Balance, January 1	Additions	Sales	Capitalized Costs	Write- Downs	Ending Balance, September 30
	(In Thousands)
One- to four-family construction	$--	$--	$--	$--	$--	$--
Subdivision construction	6,360	--	(1,242)	--	--	5,118
Land development	10,886	--	(181)	--	(653)	10,052
Commercial construction	--	--	--	--	--	--
One- to four-family residential	1,217	327	(1,332)	--	(9)	203
Other residential	954	161	(1,071)	117	--	161
Commercial real estate	3,841	1,246	(1,763)	--	(110)	3,214
Commercial business	--	2,876	--	--	--	2,876
Consumer	1,991	13,131	(13,329)	--	--	1,793

Total	$25,249	$17,741	$(18,918)	$117	$(772)	$23,417

At September 30, 2017, the land development category of foreclosed assets included 19 properties, the largest of which was located in northwest Arkansas and had a balance of $1.4 million, or 13.7% of the total category.  Of the total dollar amount in the land development category of foreclosed assets, 38.7% and 33.2% was located in the Branson, Mo. and the northwest Arkansas areas, respectively, including the largest property previously mentioned.  The subdivision construction category of foreclosed assets included 14 properties, the largest of which was located in the Springfield, Mo. metropolitan area and had a balance of $1.2 million, or 24.1% of the total category.  Of the total dollar amount in the subdivision construction category of foreclosed assets, 34.4% and 24.1% is located in Branson, Mo. and Springfield, Mo., respectively, including the largest property previously mentioned.  The subdivision construction category of foreclosed assets had 14 properties with total or partial sales during the three months ended September 30, 2017, totaling $1.1 million.  The largest sale was a property in northwest Arkansas totaling $775,000.  The commercial real estate category of foreclosed assets included six properties.  The largest relationship in the commercial real estate category, which was added during the previous year, totaled $1.2 million, or 36.4% of the total category, and is a hotel located in the western United States.  The assets of one relationship in the commercial real estate category, which included one retail property located in Georgia and one retail property located in Texas totaling $1.5 million, were sold during the current year period.  Three commercial real estate properties comprising two relationships were added to foreclosed assets during the three months ended September 30, 2017.  The first relationship was two commercial properties in Branson, Mo. totaling $650,000.  The second relationship was retail commercial property in the central Missouri area totaling $498,000.  The commercial business category of foreclosed assets included one property which was added during the three months ended September 30, 2017.  The loan related to the foreclosed property was previously in non-performing loans and was collateralized by the borrower's interest in a condominium project in Branson, Mo.  The one-to four-family residential category of foreclosed assets included four properties, two of which were added during the current period.  Fourteen properties in this category, totaling $1.2 million, were sold during the nine months ended September 30, 2017.  The other residential category of foreclosed assets included one property which was added during the current period.  All five properties which were held at the beginning of the period were sold, and included in those sales were four properties which were part of the same condominium community located in Branson, Mo totaling $843,000.  The larger amount of additions and sales under consumer loans are due to a higher volume of repossessions of automobiles, which generally are subject to a shorter repossession process.  Compared to previous years, in 2016 and 2017 the Company has experienced increased levels of delinquencies and repossessions in consumer loans, primarily indirect used automobile loans.

Non-interest Income

For the three months ended September 30, 2017, non-interest income increased $565,000 to $7.7 million when compared to the three months ended September 30, 2016, primarily as a result of the following items:

Amortization of income related to business acquisitions:  Because of the termination of the loss sharing agreements in previous periods, the net amortization expense related to business acquisitions was $-0- for the three months ended September 30, 2017, compared to $1.2 million for the three months ended September 30, 2016, which reduced non-interest income in the 2016 period by that amount.

Net gains on loan sales:  Net gains on loan sales decreased $498,000 compared to the prior year three month period.  The decrease was due to a decrease in originations of fixed-rate loans in the 2017 period compared to the 2016 period.  Fixed rate single-family loans originated are generally subsequently sold in the secondary market.

Net realized gains on sales of available-for-sale securities:  During the 2016 three month period the Company sold certain investment securities for a net gain of $144,000.  There were no gains on sales of investments in the current three month period.

For the nine months ended September 30, 2017, non-interest income increased $10.2 million to $31.2 million when compared to the nine months ended September 30, 2016, primarily as a result of the following items:

Gain on early termination of FDIC loss sharing agreement for Inter Savings Bank:  As previously disclosed in the Company's Current Report on Form 8-K filed on June 9, 2017, the Company's loss sharing agreement with the FDIC related to Inter Savings Bank was terminated early and the Company received a payment of $15.0 million to settle all outstanding items related to the terminated agreement.  The Company recognized a one-time gross gain of $7.7 million related to the termination, which was recorded in the accretion of income related to business acquisitions line item of the consolidated statements of income during the nine months ended September 30, 2017.

Amortization of income related to business acquisitions:  Because of the termination of the loss sharing agreements in previous periods, the net amortization expense related to business acquisitions was $486,000 for the nine months ended September 30, 2017, compared to $5.5 million for the nine months ended September 30, 2016.  The amortization expense for the nine months ended September 30, 2017, consisted of the following items:  $504,000 of amortization expense related to the changes in cash flows expected to be collected from the FDIC-covered loan portfolios acquired from InterBank and $140,000 of amortization of the clawback liability. Partially offsetting the expense was income from the accretion of the discount related to the indemnification asset for the InterBank acquisition of $158,000.

Late charges and fees on loans:  Late charges and fees on loans increased $607,000 compared to the prior year period.  The increase was primarily due to fees on loan payoffs totaling $632,000 received on four loan relationships.

Net gains on loan sales:  Net gains on loan sales decreased $719,000 compared to the prior year period.  The decrease was due to a decrease in originations of fixed-rate loans in the 2017 period compared to the 2016 period.  Fixed rate single-family loans originated are generally subsequently sold in the secondary market.

Other income:  Other income decreased $399,000 compared to the prior year period.  During the 2016 period, the Company recognized a $257,000 gain on the sale of the Thayer, Mo., branch and deposits and a $110,000 gain on the sale of the Buffalo, Mo., branch and deposits.  In addition, a gain of $238,000 was recognized on sales of fixed assets unrelated to the branch sales during the 2016 period.  There were no similar transactions during the 2017 period.

Net realized gains on sales of available-for-sale securities:  During the 2016 period the Company sold an investment held by Bancorp for a gain of $2.7 million and sold other investment securities for a net gain of $144,000.  There were no gains on sales of investments in the current year period.

Non-interest Expense

For the three months ended September 30, 2017, non-interest expense decreased $2.6 million to $28.0 million when compared to the three months ended September 30, 2016, primarily as a result of the following items:

Salaries and employee benefits:  Salaries and employee benefits decreased $398,000 from the prior year three month period.  In 2017, residential loan originations have been lower than in the prior year period, resulting in less incentive compensation for loan originators and staff.  The Company has also recently reorganized some staff functions in certain areas to operate more efficiently.  In addition, there are budgeted but unfilled positions in various areas of the Company that have resulted in lower compensation costs in some areas.

Net occupancy and equipment expense:  Net occupancy expense decreased $256,000 in the three months ended September 30, 2017 compared to the same period in 2016.  The decrease was primarily due to furniture, fixtures and equipment, and computer equipment which became fully depreciated during the past year resulting in less depreciation expense during the current year.

Office supplies and printing:  Office supplies and printing expense decreased $296,000 in the three months ended September 30, 2017 compared to the prior year period.  During the 2016 three month period the Company incurred $318,000 of one-time costs to stock a supply of chip-enabled debit cards which were then issued to its deposit customer base.  This expense was not repeated in the current year three month period.

Advertising expense:  Advertising expense decreased $216,000 in the three months ended September 30, 2017 compared to the same period in 2016.  In the 2016 period the Company incurred expenses of approximately $300,000 related to a multimedia advertising campaign tied to the 2016 Summer Olympics television broadcast.

Insurance expense:  Insurance expense decreased $206,000 in the three months ended September 30, 2017 compared to the prior year period primarily due to a reduction in FDIC insurance premiums resulting from a change in the FDIC insurance assessment rates, which went into effect during the fourth quarter of 2016.  Because the FDIC's deposit insurance fund hit a predetermined threshold, deposit insurance rates for many banks, including ours, have been reduced.

Partnership tax credit:  Partnership tax credit expense decreased $203,000 in the three months ended September 30, 2017 compared to the same period in 2016.  The decrease was primarily due to the end of the amortization period for some of the Company's new market tax credits and the investment in those tax credits has been written off.

Other operating expenses:  Other operating expenses decreased $792,000 in the three months ended September 30, 2017 compared to the same period in 2016.  The decrease in other operating expenses was primarily due to higher levels of debit card and check fraud losses in the prior year period.  In the 2016 period, the Company experienced debit card and check fraud losses totaling $775,000, the majority of which resulted from a data security breach at a national retail merchant which operates stores in many of our markets and affected some of our debit card customers who transacted business with the merchant.  These losses were not repeated in the current year quarter.

For the nine months ended September 30, 2017, non-interest expense decreased $6.4 million to $85.0 million when compared to the nine months ended September 30, 2016, primarily as a result of the following items:

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

Salaries and employee benefits:  Salaries and employee benefits decreased $1.2 million from the prior year period.  In the 2016 period, the Company incurred one-time acquisition related net salary and retention bonus and other compensation expenses paid as part of the Fifth Third branch transaction totaling $124,000.  Subsequent to the transaction, some employees related to those operations left the Company and many were not replaced.  Compensation expense also decreased for the reasons outlined in the three months ended September 30, 2017 discussion above.

Net occupancy expense:  Net occupancy expense decreased $1.1 million in the nine months ended September 30, 2017 compared to the same period in 2016.  As noted above, there were furniture, fixtures and equipment, and computer equipment which became fully depreciated during the past year resulting in less depreciation expense during the current year.  During the 2016 period, the Company had one-time expenses as part of the acquisition of the Fifth Third banking centers of $279,000 and increased computer license and support costs of $247,000 with no similar expenses in the current year period.

Expense on foreclosed assets:  Expense on foreclosed assets decreased $488,000 compared to the prior year period due to relatively higher levels of loss on final disposition and valuation write-downs of certain foreclosed assets during the 2016 period, primarily related to three properties and totaling approximately $978,000, partially offset by lower levels of loss on final disposition and valuation write-downs in the current year period.

Insurance expense:  Insurance expense decreased $644,000 in the nine months ended September 30, 2017 compared to the prior year period primarily due to a reduction in FDIC insurance premiums resulting from a change in the FDIC insurance assessment rates, which went into effect during the fourth quarter of 2016.

Partnership tax credit:  Partnership tax credit expense decreased $547,000 in the nine months ended September 30, 2017 compared to the same period in 2016.  The decrease was primarily due to the end of the amortization period for some of the Company's new market tax credits and the investment in those tax credits has been written off.

Legal, audit and other professional fees:  Legal, audit and other professional fees decreased $408,000 from the prior year period due to additional expenses in the 2016 period related to the Fifth Third transaction, as noted in the Fifth Third Bank branch acquisition expenses above.

Other operating expenses:  Other operating expenses decreased $920,000 in the nine months ended September 30, 2017 compared to the same period in 2016.  The decrease in other operating expenses was primarily due to higher levels of debit card and check fraud losses in the prior year period.  In the 2016 period, the Company experienced debit card and check fraud losses totaling $1.4 million, a significant portion of which resulted from a data security breach at a national retail merchant which was described above.  In the 2017 period, the Company experienced debit card and check fraud losses totaling $892,000.  Additionally, $436,000 of this decrease is the charge in 2016 to replace Fifth Third customer checks as discussed above.

The Company's efficiency ratio for the three months ended September 30, 2017, was 59.73% compared to 63.71% for the same period in 2016.  The improvement in the ratio in the 2017 three month period was primarily due to the decrease in non-interest expense, partially offset by the decrease in net interest income.  The Company's ratio of non-interest expense to average assets decreased from 2.76% for the three months ended September 30, 2016, to 2.52% for the three months ended September 30, 2017.  The decrease in the current three month period ratio was due to the decrease in non-interest expense in the 2017 period compared to the 2016 period.  Average assets for the three months ended September 30, 2017, increased $8.7 million, or 0.2%, from the three months ended September 30, 2016, primarily due to organic loan growth, partially offset by decreases in investment securities and other interest-earning assets.  The Company's efficiency ratio for the nine months ended September 30, 2017, was 57.79% compared to 63.55% for the same period in 2016.  The improvement in the ratio in the 2017 nine month period was primarily due to the decrease in non-interest expense and the increase in non-interest income (significantly impacted by the gain on the termination of the loss sharing agreements for the Inter Savings Bank FDIC-assisted transaction), partially offset by the decrease in net interest income.  The Company's ratio of non-interest expense to average assets decreased from 2.81% for the nine months ended September 30, 2016, to 2.54% for the nine months ended September 30, 2017.  The decrease in the current nine month period ratio was due to the decrease in non-interest expense and the increase in average assets in the 2017 period compared to the 2016 period.  Average assets for the nine months ended September 30, 2017, increased $126.9 million, or 2.9%, from the nine months ended September 30, 2016, primarily due to organic loan growth, partially offset by decreases in investment securities.

Provision for Income Taxes

For the three months ended September 30, 2017 and 2016, the Company's effective tax rate was 26.9% and 25.0%, respectively.  For the nine months ended September 30, 2017 and 2016, the Company's effective tax rate was 28.3% and 26.3%, respectively.  These effective rates were lower than the statutory federal tax rate of 35%, due primarily to the utilization of certain investment tax credits and to tax-exempt investments and tax-exempt loans which reduced the Company's effective tax rate.  In future periods, the Company expects its effective tax rate typically will be 27-29% of pre-tax net income, assuming it continues to maintain or increase its use of investment tax credits and maintain or increase its pre-tax net income. The Company's effective tax rate may fluctuate as it is impacted by the level and timing of the Company's utilization of tax credits and the level of tax-exempt investments and loans and the overall level of pre-tax income.  The Company's effective tax rate was higher than its typical effective tax rate in the 2016 and 2017 nine-month periods ended September 30 due to increased net income due to the gain on termination of the loss sharing agreements for the InterBank FDIC-assisted transaction (2017) and gains on the sales of investments (2016).

Average Balances, Interest Rates and Yields

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. Average balances of loans receivable include the average balances of non-accrual loans for each period. Interest income on loans includes interest received on non-accrual loans on a cash basis.  Interest income on loans includes the amortization of net loan fees which were deferred in accordance with accounting standards.  Net fees included in interest income were $0.6 million and $1.4 million for the three months ended September 30, 2017 and 2016, respectively.  Net fees included in interest income were $2.3 million and $3.6 million for the nine months ended September 30, 2017 and 2016, respectively.  Tax-exempt income was not calculated on a tax equivalent basis. The table does not reflect any effect of income taxes.

	September 30, 2017(2)	Three Months Ended September 30, 2017			Three Months Ended September 30, 2016
	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable: (1)
One- to four-family residential	4.17%	$450,286	$5,261	4.64%	$543,432	$7,115	5.21%
Other residential	4.39	708,745	8,135	4.55	574,685	6,515	4.51
Commercial real estate	4.34	1,249,120	13,868	4.40	1,181,468	13,724	4.62
Construction	4.22	483,592	5,769	4.73	367,900	4,290	4.64
Commercial business	4.60	299,833	3,780	5.00	324,185	4,740	5.82
Other loans	6.03	615,604	7,637	4.92	705,123	8,527	4.81
Industrial revenue bonds	5.15	25,424	374	5.83	29,228	424	5.77

Total loans receivable	4.68	3,832,604	44,824	4.64	3,726,021	45,335	4.84

Investment securities(1)	3.11	204,652	1,214	2.35	241,717	1,357	2.23
Other interest-earning assets	1.25	93,777	330	1.40	128,217	164	0.51

Total interest-earning assets	4.48	4,131,033	46,368	4.45	4,095,955	46,856	4.55
Non-interest-earning assets:
Cash and cash equivalents		108,953			110,822
Other non-earning assets		207,122			231,629
Total assets		$4,447,108			$4,438,406

Interest-bearing liabilities:
Interest-bearing demand and savings	0.31	$1,529,811	1,185	0.31	$1,485,979	986	0.26
Time deposits	1.17	1,371,147	3,946	1.14	1,360,775	3,437	1.00
Total deposits	0.71	2,900,958	5,131	0.70	2,846,754	4,423	0.62
Short-term borrowings and structured repurchase agreements	0.21	147,126	118	0.32	432,725	450	0.41
Subordinated debentures issued to capital trusts	2.91	25,774	267	4.11	25,774	209	3.23
Subordinated notes	5.57	73,636	1,025	5.52	39,969	487	4.85
FHLBank advances	1.26	171,728	546	1.26	31,485	259	3.27

Total interest-bearing liabilities	0.84	3,319,222	7,087	0.85	3,376,707	5,828	0.69
Non-interest-bearing liabilities:
Demand deposits		637,156			617,821
Other liabilities		28,355			32,716
Total liabilities		3,984,733			4,027,244
Stockholders' equity		462,375			411,162
Total liabilities and stockholders' equity		$4,447,108			$4,438,406

Net interest income:
Interest rate spread	3.64%		$39,281	3.60%		$41,028	3.86%
Net interest margin*				3.77%			3.98%
Average interest-earning assets to average interest-bearing liabilities		124.5%			121.3%

_______________________
*	Defined as the Company's net interest income divided by total average interest-earning assets.
(1)
Of the total average balances of investment securities, average tax-exempt investment securities were $60.4 million and $71.2 million for the three months ended September 30, 2017 and 2016, respectively. In addition, average tax-exempt loans and industrial revenue bonds were $28.3 million and $30.9 million for the three months ended September 30, 2017 and 2016, respectively. Interest income on tax-exempt assets included in this table was $787,000 and $945,000 for the three months ended September 30, 2017 and 2016, respectively. Interest income net of disallowed interest expense related to tax-exempt assets was $737,000 and $914,000 for the three months ended September 30, 2017 and 2016, respectively.

(2)
The yield on loans at September 30, 2017 does not include the impact of the accretable yield (income) on loans acquired in the FDIC-assisted transactions.  See "Net Interest Income" for a discussion of the effect on results of operations for the three months ended September 30, 2017.

	September 30, 2017(2)	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016
	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable: (1)
One- to four-family residential	4.17%	$465,125	$16,885	4.85%	$546,349	$22,103	5.40%
Other residential	4.39	692,979	23,377	4.51	492,559	17,593	4.77
Commercial real estate	4.34	1,237,979	40,954	4.42	1,125,617	39,485	4.69
Construction	4.22	436,259	14,902	4.57	407,107	13,999	4.59
Commercial business	4.60	295,955	11,160	5.04	322,003	13,177	5.47
Other loans	6.03	652,095	23,296	4.78	687,921	25,526	4.96
Industrial revenue bonds	5.15	26,304	1,160	5.90	35,579	1,577	5.92

Total loans receivable	4.68	3,806,696	131,734	4.63	3,617,135	133,460	4.93

Investment securities(1)	3.11	212,262	3,957	2.49	259,416	4,362	2.25
Other interest-earning assets	1.25	117,678	834	0.95	112,202	417	0.50

Total interest-earning assets	4.48	4,136,636	136,525	4.41	3,988,753	138,239	4.63
Non-interest-earning assets:
Cash and cash equivalents		108,303			107,272
Other non-earning assets		216,409			238,421
Total assets		$4,461,348			$4,334,446

Interest-bearing liabilities:
Interest-bearing demand and savings	0.31	$1,551,316	3,417	0.29	$1,489,042	2,849	0.26
Time deposits	1.17	1,426,041	11,683	1.10	1,327,578	9,631	0.97
Total deposits	0.71	2,977,357	15,100	0.68	2,816,620	12,480	0.59
Short-term borrowings and structured repurchase agreements	0.21	206,100	662	0.43	355,772	936	0.35
Subordinated debentures issued to capital trusts	2.91	25,774	760	3.94	25,774	573	2.97
Subordinated notes	5.57	73,594	3,075	5.59	13,421	487	4.85
FHLBank advances	1.26	78,362	1,045	1.78	80,702	955	1.58

Total interest-bearing liabilities	0.84	3,361,187	20,642	0.82	3,292,289	15,431	0.63
Non-interest-bearing liabilities:
Demand deposits		622,352			603,376
Other liabilities		27,264			29,017
Total liabilities		4,010,803			3,924,682
Stockholders' equity		450,545			409,764
Total liabilities and stockholders' equity		$4,461,348			$4,334,446

Net interest income:
Interest rate spread	3.64%		$115,883	3.59%		$122,808	4.00%
Net interest margin*				3.75%			4.11%
Average interest-earning assets to average interest-bearing liabilities		123.1%			121.2%

_______________________
*	Defined as the Company's net interest income divided by total average interest-earning assets.
(1)
Of the total average balances of investment securities, average tax-exempt investment securities were $63.0 million and $72.9 million for the nine months ended September 30, 2017 and 2016, respectively. In addition, average tax-exempt loans and industrial revenue bonds were $28.7 million and $32.4 million for the nine months ended September 30, 2017 and 2016, respectively. Interest income on tax-exempt assets included in this table was $2.5 million and $2.9 million for the nine months ended September 30, 2017 and 2016, respectively. Interest income net of disallowed interest expense related to tax-exempt assets was $2.4 million and $2.8 million for the nine months ended September 30, 2017 and 2016, respectively.

(2)
The yield on loans at September 30, 2017 does not include the impact of the accretable yield (income) on loans acquired in the FDIC-assisted transactions.  See "Net Interest Income" for a discussion of the effect on results of operations for the nine months ended September 30, 2017.

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

	Three Months Ended September 30,
	2017 vs. 2016
	Increase
	(Decrease)		Total
	Due to		Increase
	Rate	Volume	(Decrease)
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable	$(1,840)	$1,329	$(511)
Investment securities	71	(214)	(143)
Other interest-earning assets	220	(54)	166
Total interest-earning assets	(1,549)	1,061	(488)
Interest-bearing liabilities:
Demand deposits	169	30	199
Time deposits	482	27	509
Total deposits	651	57	708
Short-term borrowings	(86)	(246)	(332)
Subordinated debentures issued to capital trust	58	--	58
Subordinated notes	76	462	538
FHLBank advances	(246)	533	287
Total interest-bearing liabilities	453	806	1,259
Net interest income	$(2,002)	$255	$(1,747)

	Nine Months Ended September 30,
	2017 vs. 2016
	Increase
	(Decrease)		Total
	Due to		Increase
	Rate	Volume	(Decrease)
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable	$(8,460)	$6,734	$(1,726)
Investment securities	444	(849)	(405)
Other interest-earning assets	398	19	417
Total interest-earning assets	(7,618)	5,904	(1,714)
Interest-bearing liabilities:
Demand deposits	446	122	568
Time deposits	1,308	744	2,052
Total deposits	1,754	866	2,620
Short-term borrowings	177	(451)	(274)
Subordinated debentures issued to capital trust	187	--	187
Subordinated notes	85	2,503	2,588
FHLBank advances	118	(28)	90
Total interest-bearing liabilities	2,321	2,890	5,211
Net interest income	$(9,939)	$3,014	$(6,925)

Liquidity

Liquidity is a measure of the Company's ability to generate sufficient cash to meet present and future financial obligations in a timely manner through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. These obligations include the credit needs of customers, funding deposit withdrawals, and the day-to-day operations of the Company. Liquid assets include cash, interest-bearing deposits with financial institutions and certain investment securities and loans. As a result of the Company's management of the ability to generate liquidity primarily through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors' requirements and meet its customers' credit needs. At September 30, 2017, the Company had commitments of approximately $218.8 million to fund loan originations, $962.9 million of unused lines of credit and unadvanced loans, and $17.4 million of outstanding letters of credit.

Loan commitments and the unfunded portion of loans at the dates indicated were as follows (in thousands):

	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	December 31, 2015	December 31, 2014
Closed loans with unused available lines
Secured by real estate (one- to four-family)	$128,184	$129,894	$127,527	$123,433	$105,390	$92,286
Secured by real estate (not one- to four-family)	20,425	17,486	22,234	26,062	21,857	23,909
Not secured by real estate - commercial business	105,941	99,680	93,541	79,937	63,865	63,381

Closed construction loans with unused available lines
Secured by real estate (one-to four-family)	7,044	8,767	8,419	10,047	14,242	17,564
Secured by real estate (not one-to four-family)	652,195	604,999	583,396	542,326	385,969	356,913

Loan Commitments not closed
Secured by real estate (one-to four-family)	25,591	18,769	20,252	15,884	13,411	12,700
Secured by real estate (not one-to four-family)	182,910	149,317	61,543	119,126	120,817	54,643
Not secured by real estate - commercial business	10,297	10,244	4,558	7,022	--	--

	$1,132,587	$1,039,156	$921,470	$923,837	$725,551	$621,396

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

At September 30, 2017, the Company had these available secured lines and on-balance sheet liquidity:

Federal Home Loan Bank line	$559.7 million
Federal Reserve Bank line	$566.9 million
Cash and cash equivalents	$256.7 million
Unpledged securities	$46.3 million

Statements of Cash Flows. During both the nine months ended September 30, 2017 and 2016, the Company had positive cash flows from operating activities.  Cash flows from investing activities were negative for both the nine months ended September 30, 2017 and 2016.  Cash flows from financing activities were negative for the nine months ended September 30, 2017 and were positive for the nine months ended September 30, 2016.

Cash flows from operating activities for the periods covered by the Statements of Cash Flows have been primarily related to changes in accrued and deferred assets, credits and other liabilities, the provision for loan losses, depreciation, gains on sales of investment securities and the amortization of deferred loan origination fees and discounts (premiums) on loans and investments, all of which are non-cash or non-operating adjustments to operating cash flows. Net income adjusted for non-cash and non-operating items and the origination and sale of loans held for sale were the primary source of cash flows from operating activities. Operating activities provided cash flows of $51.9 million and $66.4 million during the nine months ended September 30, 2017 and 2016, respectively.

During the nine months ended September 30, 2017, investing activities used cash of $2.9 million, primarily due to the purchase of loans, partially offset by the net decrease in loans, the sale of other real estate owned, payments received on investment securities and cash received from the FDIC related to the termination of the loss sharing agreements related to InterBank. Investing activities in the 2016 period used cash of $106.6 million, primarily due to the net increase in loans and the purchase of loans, partially offset by the sale of other real estate owned and payments received on investment securities.  Additionally, investing activities included cash received of $44.4 million related to business acquisitions and cash paid of $17.8 million related to business divestitures.

Changes in cash flows from financing activities during the periods covered by the Statements of Cash Flows are due to changes in deposits after interest credited, changes in FHLBank advances and changes in short-term borrowings, as well as dividend payments to stockholders and the exercise of common stock options.  Financing activities used cash of $72.1 million and provided cash of $95.6 million during the nine months ended September 30, 2017 and 2016, respectively, due primarily to the decrease in deposits and short-term borrowings in the 2017 period and increases in deposits and short-term borrowings, partially offset by decreases in FHLBank advances, in the 2016 period.  In the 2016 period, financing activities included the issuance of subordinated notes, the proceeds of which totaled $73.5 million.  Financing activities in the future are expected to primarily include changes in deposits, changes in FHLBank advances, changes in short-term borrowings and dividend payments to stockholders.

Capital Resources

Management continuously reviews the capital position of the Company and the Bank to ensure compliance with minimum regulatory requirements, as well as to explore ways to increase capital either by retained earnings or other means.

At September 30, 2017, the Company's total stockholders' equity and common stockholders' equity were $462.1 million, or 10.2% of total assets, equivalent to a book value of $32.90 per common share. At December 31, 2016, total stockholders' equity and common stockholders' equity were $429.8 million, or 9.4% of total assets, equivalent to a book value of $30.77 per common share. At September 30, 2017, the Company's tangible common equity to tangible assets ratio was 10.0%, compared to 9.2% at December 31, 2016. (See Non-GAAP Financial Measures below).

Banks are required to maintain minimum risk-based capital ratios. These ratios compare capital, as defined by the risk-based regulations, to assets adjusted for their relative risk as defined by the regulations. Under current guidelines, which became effective January 1, 2015, banks must have a minimum common equity Tier 1 capital ratio of 4.50%, a minimum Tier 1 risk-based capital ratio of 6.00%, a minimum total risk-based capital ratio of 8.00%, and a minimum Tier 1 leverage ratio of 4.00%. To be considered "well capitalized," banks must have a minimum common equity Tier 1 capital ratio of 6.50%, a minimum Tier 1 risk-based capital ratio of 8.00%, a minimum total risk-based capital ratio of 10.00%, and a minimum Tier 1 leverage ratio of 5.00%. On September 30, 2017, the Bank's common equity Tier 1 capital ratio was 12.0%, its Tier 1 capital ratio was 12.0%, its total capital ratio was 12.9% and its Tier 1 leverage ratio was 11.6%. As a result, as of September 30, 2017, the Bank was well capitalized, with capital ratios in excess of those required to qualify as such.  On December 31, 2016, the Bank's common equity Tier 1 capital ratio was 11.8%, its Tier 1 capital ratio was 11.8%, its total capital ratio was 12.7% and its Tier 1 leverage ratio was 10.8%. As a result, as of December 31, 2016, the Bank was well capitalized, with capital ratios in excess of those required to qualify as such.

The FRB has established capital regulations for bank holding companies that generally parallel the capital regulations for banks. On September 30, 2017, the Company's common equity Tier 1 capital ratio was 10.5%, its Tier 1 capital ratio was 11.1%, its total capital ratio was 13.7% and its Tier 1 leverage ratio was 10.7%. To be considered well capitalized, a bank holding company must have a Tier 1 risk-based capital ratio of at least 6.00% and a total risk-based capital ratio of at least

10.00%.  As of September 30, 2017, the Company was considered well capitalized, with capital ratios in excess of those required to qualify as such.  On December 31, 2016, the Company's common equity Tier 1 capital ratio was 10.2%, its Tier 1 capital ratio was 10.8%, its total capital ratio was 13.6% and its Tier 1 leverage ratio was 9.9%. As of December 31, 2016, the Company was considered well capitalized, with capital ratios in excess of those required to qualify as such.

In addition to the minimum common equity Tier 1 capital ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio, the Company and the Bank will have to maintain a capital conservation buffer consisting of additional common equity Tier 1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses.  The new capital conservation buffer requirement began phasing in on January 1, 2016 when a buffer greater than 0.625% of risk-weighted assets was required, which amount increased by an additional 0.625% as of January 1, 2017, and increases an equal amount each year until the buffer requirement of greater than 2.5% of risk-weighted assets is fully implemented on January 1, 2019.

For additional information, see "Item 1. Business--Government Supervision and Regulation-Capital" in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

Dividends. During the three months ended September 30, 2017, the Company declared a common stock cash dividend of $0.24 per share, or 29% of net income per diluted common share for that three month period, and paid a common stock cash dividend of $0.24 per share (which was declared in June 2017).  During the three months ended September 30, 2016, the Company declared a common stock cash dividend of $0.22 per share, or 28% of net income per diluted common share for that three month period, and paid a common stock cash dividend of $0.22 per share (which was declared in June 2016).  During the nine months ended September 30, 2017, the Company declared common stock cash dividends of $0.70 per share, or 25% of net income per diluted common share for that nine month period, and paid common stock cash dividends of $0.68 per share.  During the nine months ended September 30, 2016, the Company declared common stock cash dividends of $0.66 per share, or 28% of net income per diluted common share for that nine month period, and paid common stock cash dividends of $0.66 per share.  The Board of Directors meets regularly to consider the level and the timing of dividend payments.  The $0.24 per share dividend declared but unpaid as of September 30, 2017, was paid to stockholders in October 2017.

Common Stock Repurchases and Issuances. During the three and nine month periods ended September 30, 2017 and 2016, respectively, the Company did not repurchase any shares of its common stock.  During the three months ended September 30, 2017, the Company issued 10,257 shares of stock at an average price of $24.59 per share to cover stock option exercises.  During the three months ended September 30, 2016, the Company issued 16,523 shares of stock at an average price of $28.33 per share to cover stock option exercises.  During the nine months ended September 30, 2017, the Company issued 76,524 shares of stock at an average price of $26.54 per share to cover stock option exercises.  During the nine months ended September 30, 2016, the Company issued 33,423 shares of stock at an average price of $28.81 per share to cover stock option exercises.

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

Non-GAAP Reconciliation:  Ratio of Tangible Common Equity to Tangible Assets

	September 30,	December 31,
	2017	2016
	(Dollars in Thousands)

Common equity at period end	$462,120	$429,806
Less: Intangible assets at period end	11,263	12,500
Tangible common equity at period end (a)	$450,857	$417,306

Total assets at period end	$4,512,611	$4,550,663
Less: Intangible assets at period end	11,263	12,500
Tangible assets at period end (b)	$4,501,348	$4,538,163

Tangible common equity to tangible assets (a) / (b)	10.02%	9.20%

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

The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained despite fluctuations in prevailing interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time. The difference, or the interest rate repricing "gap," provides an indication of the extent to which an institution's interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities repricing during the same period, and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets during the same period. Generally, during a period of rising interest rates, a negative gap within shorter repricing periods would adversely affect net interest income, while a positive gap within shorter repricing periods would result in an increase in net interest income. During a period of falling interest rates, the opposite would be true. As of September 30, 2017, Great Southern's interest rate risk models indicate that, generally, rising interest rates are expected to have a positive impact on the Company's net interest income, while declining interest rates would have a negative impact on net interest income. We model various interest rate scenarios for rising and falling rates, including both parallel and non-parallel shifts in rates. The results of our modeling indicate that net interest income is not likely to be materially affected either positively or negatively in the first twelve months following a rate change, regardless of any changes in interest rates, because our portfolios are relatively well matched in a twelve-month horizon. The effects of interest rate changes, if any, are expected to be more impacting to net interest income in the 12 to 36 months following a rate change.

The current level and shape of the interest rate yield curve poses challenges for interest rate risk management. Prior to its increase of 0.25% on December 16, 2015, the Federal Reserve Board had last changed interest rates on December 16, 2008. This was the first rate increase since September 29, 2006.  The FRB has now also implemented rate increases of 0.25% on December 14, 2016, 0.25% on March 15, 2017 and 0.25% on June 14, 2017.  A substantial portion of Great Southern's loan portfolio ($1.28 billion at September 30, 2017) is tied to the one-month or three-month LIBOR index and will adjust at least once within 90 days after September 30, 2017.  Of these loans, $827 million as of September 30, 2017 had interest rate floors.  Great Southern also has a significant portfolio of loans ($365 million at September 30, 2017) which are tied to a "prime rate" of interest and will adjust immediately with changes to the "prime rate" of interest.

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

ITEM 4. CONTROLS AND PROCEDURES

We maintain a system of disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) that is designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate. An evaluation of our disclosure controls and procedures was carried out as of September 30, 2017, under the supervision and with the participation of our principal executive officer, principal financial officer and several other members of our senior management. Our principal executive officer and principal financial officer concluded that, as of September 30, 2017, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the principal executive officer and principal financial officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There were no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) under the Act) that occurred during the quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On November 22, 2010, a suit was filed against the Bank in the Circuit Court of Greene County, Missouri by a customer alleging that the fees associated with the Bank's automated overdraft program in connection with its debit cards and ATM cards constitute unlawful interest in violation of Missouri's usury laws.  The Court certified a class of Bank customers who paid overdraft fees on their checking accounts pursuant to the Bank's automated overdraft program.  On October 5, 2017, relying on a Missouri Court of Appeals decision addressing similar claims, the Court granted the Bank's motion for summary judgment and entered judgment in the Bank's favor on all of plaintiff's claims.  The time for plaintiff to seek appellate review expires on November 14, 2017.  Notwithstanding the fact that the appeal period has not expired, management of the Bank currently believes that there is a low probability of a material adverse outcome.

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

As indicated below, no shares were purchased during the three months ended September 30, 2017.

	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan(1)

July 1, 2017 – July 31, 2017	--	$--	--	378,562
August 1, 2017 – August 31, 2017	--	--	--	378,562
September 1, 2017 – September 30, 2017	--	--	--	378,562
	--	$--	--

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

Great Southern Bancorp, Inc.
Registrant
Date: November 7, 2017	/s/ Joseph W. Turner
Joseph W. Turner President and Chief Executive Officer (Principal Executive Officer)
Date: November 7, 2017	/s/ Rex A. Copeland
Rex A. Copeland Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

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

(iv)
The Purchase and Assumption Agreement, dated as of April 27, 2012, among Federal Deposit Insurance Corporation, Receiver of Inter Savings Bank, FSB, Maple Grove, Minnesota, Federal Deposit Insurance Corporation and Great Southern Bank, previously filed with the Commission (File no. 000-18082) as Exhibit 2.1(iv) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 is incorporated herein by reference as Exhibit 2(iv).

(v)
The Purchase and Assumption Agreement All Deposits, dated as of September 20, 2014, among Federal Deposit Insurance Corporation, Receiver of Valley Bank, Moline, Illinois, Federal Deposit Insurance Corporation and Great Southern Bank, previously filed with the Commission (File no. 000-18082) as Exhibit 2.1(v) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 is incorporated herein by reference as Exhibit 2(v).

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

(ii)
The Registrant's Bylaws, previously filed with the Commission (File no. 000-18082) as Exhibit 3(ii) to the Registrant's Current Report on Form 8-K filed on October 19, 2007, is incorporated herein by reference as Exhibit 3.2.

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

The form of incentive stock option award agreement under the Registrant's 2013 Equity Incentive Plan previously filed with the Commission as Exhibit 10.2 to the Registrant's Registration Statement on Form S-8 (File no. 333-189497) filed on September 20, 2013 is incorporated herein by reference as Exhibit 10.11.

The form of non-qualified stock option award agreement under the Registrant's 2013 Equity Incentive Plan previously filed with the Commission as Exhibit 10.3 to the Registrant's Registration Statement on Form S-8 (File no. 333-189497) filed on September 20, 2013 is incorporated herein by reference as Exhibit 10.12.

The form of stock appreciation right award agreement under the Registrant's 2013 Equity Incentive Plan previously filed with the Commission as Exhibit 10.4 to the Registrant's Registration Statement on Form S-8 (File no. 333-189497) filed on September 20, 2013 is incorporated herein by reference as Exhibit 10.13.

The form of restricted stock award agreement under the Registrant's 2013 Equity Incentive Plan previously filed with the Commission as Exhibit 10.5 to the Registrant's Registration Statement on Form S-8 (File no. 333-189497) filed on September 20, 2013 is incorporated herein by reference as Exhibit 10.14.

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

None.

(101)
Attached as Exhibit 101 are the following financial statements from the Great Southern Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated statements of financial condition, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows and (v) notes to consolidated financial statements.