Form 10-K
period 2017-12-31
GREAT SOUTHERN BANCORP, INC.
filed 2018-03-06
CIK 854560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES ACT OF 1934

For the fiscal year ended December 31, 2017

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
Yes [X] No [ ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [X] Non-accelerated filer [ ](Do not check if a smaller reporting company) Smaller reporting company [ ]Emerging growth company [ ]
Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes [ ] No [X]
The aggregate market value of the common stock of the registrant held by non-affiliates of the Registrant on June 30, 2017, computed by reference to the closing price of such shares on that date, was $580,792,469.  At March 1, 2018, 14,109,837 shares of the Registrant's common stock were outstanding.

SIGNATURES

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

As a Maryland corporation, the Company is authorized to engage in any activity that is permitted by the Maryland General Corporation Law and not prohibited by law or regulatory policy. The Company currently conducts its business as a financial holding company. Through the financial holding company structure, it is possible to expand the size and scope of the financial services offered by the Company beyond those offered by the Bank. The financial holding company structure provides the Company with greater flexibility than the Bank has to diversify its business activities, through existing or newly formed subsidiaries, or through acquisitions of or mergers with other financial institutions as well as other companies. At December 31, 2017, Bancorp's consolidated assets were $4.41 billion, consolidated net loans were $3.73 billion, consolidated deposits were $3.60 billion and consolidated total stockholders' equity was $471.7 million. For details about the Company's assets, revenues and profits for each of the last five fiscal years, see Item 6. "Selected Financial Data."  The assets of the Company consist primarily of the stock of Great Southern and cash.

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

Great Southern Bank

Great Southern was formed as a Missouri-chartered mutual savings and loan association in 1923, and, in 1989, converted to a Missouri-chartered stock savings and loan association. In 1994, Great Southern changed to a federal savings bank charter and then, on June 30, 1998, changed to a Missouri-chartered trust company (the equivalent of a commercial bank charter). Headquartered in Springfield, Missouri, Great Southern offers a broad range of banking services through its 104 banking centers located in southern and central Missouri; the Kansas City, Missouri area; the St. Louis, Missouri area; eastern Kansas; northwestern Arkansas; eastern Nebraska; the Minneapolis, Minnesota area and eastern, western and central Iowa. At December 31, 2017, the Bank had total assets of $4.40 billion, net loans of $3.73 billion, deposits of $3.64 billion and equity capital of $533.2 million, or 12.1% of total assets. Its deposits are insured by the Deposit Insurance Fund ("DIF") to the maximum levels permitted by the FDIC.

The size and complexity of the Bank's operations increased substantially in 2009 with the completion of two Federal Deposit Insurance Corporation ("FDIC")-assisted transactions, and again in 2011, 2012 and 2014 with the completion of another FDIC-assisted transaction in each of those years.  In 2009, the Bank entered into two separate purchase and assumption agreements (including loss sharing) with the FDIC to assume all of the deposits (excluding brokered deposits) and certain liabilities and acquire certain assets of TeamBank, N.A. and Vantus Bank.  In these two transactions we acquired assets with a fair value of approximately $499.9 million (approximately 18.8% of the Company's total consolidated assets at acquisition) and $294.2 million (approximately 8.8% of the Company's total consolidated assets at acquisition), respectively, and assumed liabilities with a fair value of $610.2 million (approximately 24.9% of the Company's total consolidated assets at acquisition) and $440.0 million (approximately 13.2% of the Company's total consolidated assets at acquisition), respectively.  They also resulted in gains of $43.9 million and $45.9 million, respectively, which were included in Noninterest Income in the Company's Consolidated Statement of Income for the year ended December 31, 2009.  Prior to these acquisitions, the Company operated banking centers in Missouri with loan production offices in Arkansas and Kansas.  These acquisitions added 31 banking centers and expanded our footprint to cover five states – Iowa, Kansas, Missouri, Arkansas and Nebraska.  In 2011, the Bank entered into a purchase and assumption agreement (including loss sharing) with the FDIC to assume all of the deposits and certain liabilities and acquire certain assets of Sun Security Bank, which added locations in southern Missouri and St. Louis.  In this transaction we acquired assets with a fair value of approximately $248.9 million (approximately 7.3% of the Company's total consolidated assets at acquisition) and assumed liabilities with a fair value of $345.8 million (approximately 10.1% of the Company's total consolidated assets at acquisition).  It also resulted in a gain of $16.5 million which was included in Noninterest Income in the Company's Consolidated Statement of Income for the year ended December 31, 2011. In 2012, the Bank entered into a purchase and assumption agreement (including loss sharing) with the FDIC to assume all of the deposits and certain liabilities and acquire certain assets of Inter Savings Bank, FSB ("InterBank"), which added four locations in the greater Minneapolis, Minnesota area and represented a new market for the Company.  In this transaction we acquired assets with a fair value of approximately $364.2 million (approximately 9.4% of the Company's total consolidated assets at acquisition) and assumed liabilities with a fair value of approximately $458.7 million (approximately 11.9% of the Company's total consolidated assets at acquisition).  It also resulted in a gain of $31.3 million which was included in Noninterest Income in the Company's Consolidated Statement of Income for the year ended December 31, 2012.

In 2014, the Bank entered into a purchase and assumption agreement (without loss sharing) with the FDIC to assume all of the deposits and certain liabilities and acquire certain assets of Valley Bank ("Valley"), which added five locations in the Quad Cities area of eastern Iowa and six locations in central Iowa, primarily in the Des Moines market area.  These represented new markets for the Company in eastern Iowa and enhanced our market presence in central Iowa.  In this transaction we acquired assets with a fair value of approximately $378.7 million (approximately 10.0% of the Company's total consolidated assets at acquisition) and assumed liabilities with a fair value of approximately $367.9 million (approximately 9.8% of the Company's total consolidated assets at acquisition).  It also resulted in a gain of $10.8 million which was included in Noninterest Income in the Company's Consolidated Statement of Income for the year ended December 31, 2014.

Also in 2014, the Bank entered into a purchase and assumption agreement to acquire certain assets and depository accounts from Neosho, Mo.-based Boulevard Bank ("Boulevard"), which added one location in the Neosho, Mo. market, where the Company already operated.  In this transaction, which was completed in 2014, we acquired assets (primarily cash and cash equivalents) with a fair value of approximately $92.5 million (approximately 2.6% of the Company's total consolidated assets at acquisition) and assumed liabilities (all deposits and related accrued interest) with a fair value of approximately $93.3 million (approximately 2.6% of the Company's total consolidated assets at acquisition).  This acquisition resulted in recognition of $790,000 of goodwill.

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

Also in 2015, the Company announced that it entered into a purchase and assumption agreement to acquire 12 branches, including related loans and to assume related deposits in the St. Louis, Mo., area from Cincinnati-based Fifth Third Bank. The acquisition was completed at the close of business on January 29, 2016.  The deposits assumed totaled approximately $228 million and had a weighted average rate of approximately 0.28%.  The loans acquired totaled approximately $159 million and had a weighted average yield of approximately 3.92%.

The loss sharing agreements related to the FDIC-assisted transactions in 2009, 2011 and 2012 added to the complexity of our operations by creating the need for new employees and processes to ensure compliance with the loss sharing agreements and the collection of problem assets acquired.  See Note 4 included in Item 8. "Financial Statements and Supplementary Information" for a more detailed discussion of these FDIC-assisted transactions and the loss sharing agreements.  The loss sharing agreements related to the 2009 and 2011 FDIC-assisted transactions were terminated during 2016.  The loss sharing agreements related to the 2012 FDIC-assisted transaction were terminated during 2017.  See "Loss Share Agreements" below for additional information regarding the termination of these agreements.

The Company opened a commercial loan production office in Chicago, Illinois during 2017.  The primary products offered in this office are commercial real estate, commercial business and commercial construction loans.

Great Southern is principally engaged in the business of originating commercial real estate loans, construction loans, other commercial loans, residential real estate loans and consumer loans and funding these loans by attracting deposits from the general public, obtaining brokered deposits and through borrowings from the Federal Home Loan Bank of Des Moines (the "FHLBank") and others.

For many years, Great Southern has followed a strategy of emphasizing loan origination through residential, commercial and consumer lending activities in its market areas. The goal of this strategy is to be one of the leading providers of financial services in Great Southern's market areas, while simultaneously diversifying assets and reducing interest rate risk by originating and holding adjustable-rate loans and fixed-rate loans, primarily with terms of five years or less, in its portfolio and by selling longer-term fixed-rate single-family mortgage loans in the secondary market. The Bank continues to place emphasize real estate lending while also expanding and increasing its originations of commercial business and consumer loans.

The corporate office of the Bank is located at 1451 East Battlefield, Springfield, Missouri 65804 and its telephone number at that address is (417) 887-4400.

Forward-Looking Statements

When used in this Annual Report and in other documents filed or furnished by the Company with the Securities and Exchange Commission (the "SEC"), in the Company's press releases or other public or stockholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "intends" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including, among other things, (i) the possibility that the actual reduction in the Company's effective tax rate expected to result from H.R.1, originally known as the "Tax Cuts and Jobs Act," (the "Tax Reform Legislation") might be different from the reduction estimated by the Company; (ii) expected revenues, cost savings, earnings accretion, synergies and other benefits from the Company's  merger and acquisition activities  might not be realized within the anticipated time frames or at all, and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, might be greater than expected; (iii) changes in economic conditions, either nationally or in the Company's market areas; (iv) fluctuations in interest rates; (v) the risks of lending and investing activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses; (vi) the possibility of other-than-temporary impairments of securities held in the Company's securities portfolio; (vii) the Company's ability to access cost-effective funding; (viii) fluctuations in real estate values and both residential and commercial real estate market conditions; (ix) demand for loans and deposits in the Company's market areas; (x) the ability to adapt successfully to technological changes to meet customers' needs and developments in the marketplace; (xi) the possibility that security measures implemented might not be sufficient to mitigate the risk of a cyber attack or cyber theft, and that such security measures might not protect against systems failures or interruptions; (xii) legislative or regulatory changes that adversely affect the Company's business, including, without limitation, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and its implementing regulations, the overdraft protection regulations and customers' responses thereto and the Tax Reform Legislation; (xiii) changes in accounting principles, policies or guidelines; (xiv) monetary and fiscal policies of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board" or the "FRB") and the U.S. Government and other governmental initiatives affecting the financial services industry; (xv) results of examinations of the Company and the Bank by their regulators, including the possibility that the regulators may, among other things, require the Company to limit its business activities, changes its business mix, increase its allowance for loan losses, write-down assets or increase its capital levels, or affect its ability to borrow funds or maintain or increase deposits, which could adversely affect its liquidity and earnings; (xvi) costs and effects of litigation, including settlements and judgments; and (xvii) competition. The Company wishes to advise readers that the factors listed above and other risks described from time to time in documents filed or furnished by the Company with the SEC could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

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

Market Areas

The Company currently operates 104 full-service retail offices, serving more than 173,000 households in six states – Missouri, Arkansas, Iowa, Kansas, Minnesota and Nebraska.  The Company also operates commercial loan production offices in Chicago, Dallas and Tulsa, Okla.

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

At December 31, 2017, the Company's total deposits were $3.6 billion. At that date, the Company had deposits in Missouri of $2.5 billion, including the two largest deposit concentrations in Springfield and St. Louis, with $1.3 billion and $515 million, respectively. The Company also had deposits of $568 million in Iowa, $263 million in Minnesota, $165 million in Kansas (excluding the Kansas City metropolitan area), $59 million in Nebraska and $20 million in Arkansas.

At December 31, 2017, the Company's total loan portfolio balance, excluding acquired loans, was $3.6 billion.  Geographically, the loan portfolio consists of loans collateralized by property (real estate and other assets) located in the following regions (including aggregate loan balance and percentage of total loans):  St. Louis ($674 million, 19%); Springfield, Mo. ($386 million, 11%); Texas ($370 million, 10%); Oklahoma ($257 million, 7%); Iowa/Nebraska/South Dakota ($249 million, 7%); Kansas City ($249 million, 7%); Minnesota ($164 million, 5%); Northwest Arkansas ($114 million, 3%); Branson ($78 million, 2%); Chicago ($61 million, 2%); other Missouri regions ($344 million, 10%); other Kansas regions ($89 million, 2%); other Arkansas regions ($79 million, 2%); and other states and regions ($455 million, 13%).

The Company's net book balance of its portfolio of FDIC-acquired loans which were previously covered by loss sharing agreements was $172 million as of December 31, 2017.  In 2016 and 2017, Great Southern Bank executed agreements with the FDIC to terminate the loss sharing agreements for Team Bank, Vantus Bank, Sun Security Bank and InterSavings Bank, which were a part of FDIC-assisted transactions completed in 2009, 2011 and 2012.  Geographically, the total loan portfolio with terminated loss share agreements at December 31, 2017, consists of loans collateralized by property (real estate and other assets) located in the following regions (including aggregate gross loan balance and percentage of total loans): Minneapolis ($110 million, 64%); Iowa/Nebraska/South Dakota ($18 million, 10%); St. Louis ($12 million, 7%); Southwest Missouri ($9 million, 5%); Kansas City ($8 million, 5%); other Missouri ($6 million, 3%); Other Kansas ($3 million, 2%); and other regions ($6 million, 4%).

The Company's net book balance of its portfolio of loans which were acquired in the Valley Bank FDIC-assisted transaction was $60 million as of December 31, 2017. These loans were initially recorded at their fair value on the acquisition date of June 20, 2014.  No loss sharing agreement was included in this transaction.  Geographically, as of December 31, 2017, this portfolio consisted of loans collateralized by property (real estate and other assets) located in the following regions (including aggregate gross loan balance and percentage of total loans): Iowa/Nebraska/South Dakota ($38 million, 64%); Florida ($11 million, 18%); and other regions ($ 11 million, 18%).

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

In addition to origination of these loans, the Bank has expanded and enlarged its relationships with smaller banks and other peer banks to purchase participations (at par, generally with no servicing costs) in loans these other banks originate but are unable to retain in their portfolios due to capital or borrower relationship size limitations.  The Bank uses the same underwriting guidelines in evaluating these participations as it does in its direct loan originations. At December 31, 2017, the balance of participation loans purchased and held in the portfolio, excluding those covered by loss sharing agreements, was $201.5 million, or 5.7% of the total loan portfolio. All of these participation loans were performing at December 31, 2017.

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

Another principal lending activity of Great Southern is the origination of commercial real estate, multi-family and commercial construction loans. Since the early 1990s, commercial real estate, multi-family and commercial construction loans have represented the largest percentage of the loan portfolio.  At December 31, 2017, commercial real estate, multi-family and commercial construction loans, excluding loans acquired in FDIC-assisted transactions, accounted for approximately 28%, 16% and 20%, respectively, of the total portfolio.  Of the portfolio of acquired loans, commercial real estate loans (net of fair value discounts) accounted for approximately 1% of the total portfolio at December 31, 2017.

In addition, Great Southern in recent years has increased its emphasis on the origination of other commercial loans, home equity loans and consumer loans, and also issues of letters of credit.  Letters of credit are contingent obligations and are not included in the Bank's loan portfolio.  See "-- Other Commercial Lending," "- Classified Assets," and "Loan Delinquencies and Defaults" below.

The percentage of collateral value Great Southern will loan on real estate and other property varies based on factors including, but not limited to, the type of property and its location and the borrower's credit history. As a general rule, Great Southern will loan up to 95% of the appraised value on one-to four-family residential properties. Typically, private mortgage insurance is required for loan amounts above the 80% level. At December 31, 2017 and 2016, loans secured by second liens on residential properties were $126.7 million, or 3.3%, and $138.1 million, or 3.9%, respectively, of our total loan portfolio.  For commercial real estate and other residential real property loans, Great Southern may loan up to 85% of the appraised value. The origination of loans secured by other property is considered and determined on an individual basis by management with the assistance of any industry guides and other information which may be available.  Collateral values are reappraised or reassessed as loans are renewed or when significant events indicating potential impairment occur.  On a quarterly basis, management reviews impaired loans to determine whether updated appraisals or reassessments are necessary based on loan performance, collateral type and guarantor support.  While not specifically required by our policy, we seek to obtain cross-collateralization of loans to a borrower when it is available and it is most frequently done on commercial real estate loans.

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

In general, state banking laws restrict loans to a single borrower and related entities to no more than 25% of a bank's unimpaired capital and unimpaired surplus, plus an additional 10% if the loan is collateralized by certain readily marketable collateral. (Real estate is not included in the definition of "readily marketable collateral.")  As computed on the basis of the Bank's unimpaired capital and surplus at December 31, 2017, this limit was approximately $139.7 million. See "Government Supervision and Regulation." At December 31, 2017, the Bank was in compliance with the loans-to-one borrower limit. At December 31, 2017, the Bank's largest relationship for purposes of this limit, which consists of eight loans, totaled $51.7 million. This amount represents the total commitment for this relationship at December 31, 2017; the outstanding balance at that date was $37.6 million.  The collateral for the loans consists of multiple healthcare facilities, apartment complexes and a retail development.  Some of the projects are currently under construction, so all funds have not been disbursed on these loan.  In addition, we obtained personal guarantees from the principal owner of the borrowing entities for each of these loans.  All loans included in this relationship were current at December 31, 2017.  In addition at December 31, 2017, we had four other loan relationships that each exceeded $40 million.  All loans included in these relationships were current at December 31, 2017.  Our policy does not set a loans-to-one borrower limit that is below the legal limits described; however, we do recognize the need to limit credit risk to any one borrower or group of related borrowers upon consideration of various risk factors.  Extensions of credit to borrowers whose past due loans were charged-off or whose loans are classified as substandard require special lending approval.

Great Southern is permitted under applicable regulations to originate or purchase loans and loan participations secured by real estate located in any part of the United States.  In addition to the market areas where the Company has offices, the Bank has made or purchased loans, secured primarily by commercial real estate, in other states, primarily Michigan, Indiana, Florida, Georgia and Arizona.  At December 31, 2017, loans in these states comprised less than 2% each, respectively, of the total loan portfolio.

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

The loans acquired in the four FDIC-assisted transactions completed in 2009 through 2012 were previously covered by loss sharing agreements between the FDIC and the Bank which afforded the Bank at least 80% protection from potential principal losses.  Because of these loss sharing agreements, the composition of the loans acquired from the former TeamBank, Vantus Bank, Sun Security Bank and InterBank is shown below in tables separate from the legacy Great Southern portfolio. In addition, the composition of the loans acquired in 2014 from the former Valley Bank, which are not currently, and were not previously, covered by a loss sharing agreement, is shown below in tables separate from the legacy Great Southern portfolio. All of these acquired loan portfolios were initially recorded at their fair values at the acquisition date and are recorded by the Company at their discounted value. The following tables reflect the loan balances excluding discounts.

Legacy Great Southern Loan Portfolio Composition:

	December 31,
	2017		2016		2015		2014		2013
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars In Thousands)
Real Estate Loans:
One- to four- family(1)	$318,186	7.3%	$353,709	8.6%	$272,411	7.9%	$245,180	8.3%	$242,281	10.5%
Other residential	745,645	17.1	663,378	16.1	419,550	12.1	392,415	13.2	325,599	14.2
Commercial(2)	1,256,986	28.8	1,211,644	29.4	1,080,836	31.3	986,936	33.3	822,920	35.8
Residential construction:
One- to four- family	23,266	0.5	26,764	0.6	36,430	1.1	49,631	1.7	47,308	2.1
Other residential	208,883	4.8	202,202	4.9	133,718	3.9	59,664	2.0	32,988	1.4
Commercial	919,029	21.1	641,195	15.6	551,115	16.0	404,683	13.7	236,635	10.3

Total real estate loans	3,471,995	79.6	3,098,892	75.2	2,494,060	72.3	2,138,509	72.2	1,707,731	74.3

Other Loans:
Consumer loans:
Automobile, boat, etc.	418,594	9.6	563,086	13.7	513,798	14.9	400,392	13.5	215,778	9.4
Home equity and improvement	115,439	2.7	108,753	2.6	83,966	2.4	66,275	2.2	58,297	2.5
Other	1,916	—	1,148	—	926	—	987	0.1	1,184	0.1
Total consumer loans	535,949	12.3	672,987	16.3	598,690	17.3	467,654	15.8	275,259	12.0

Other commercial loans	353,553	8.1	348,955	8.5	357,581	10.4	354,012	12.0	315,269	13.7

Total other loans	889,502	20.4	1,021,942	24.8	956,271	27.7	821,666	27.8	590,528	25.7

Total loans	4,361,497	100.0%	4,120,834	100.0%	3,450,331	100.0%	2,960,175	100.0%	2,298,259	100.0%

Less:
Loans in process	793,664		585,305		418,702		323,572		194,544
Deferred fees and discounts	6,500		4,869		3,528		3,276		2,994
Allowance for loan losses	36,033		36,775		36,646		36,300		40,116

Total legacy loans receivable, net	$3,525,300		$3,493,885		$2,991,455		$2,597,027		$2,060,605
_________________________
(1)	Includes loans held for sale.
(2)
Total commercial real estate loans included industrial revenue bonds of $21.7 million, $24.7 million, $37.4 million, $41.1 million and $42.2 million at December 31, 2017, 2016, 2015, 2014 and 2013, respectively.

Former TeamBank, N.A. Loan Portfolio Composition:

	December 31,
	2017		2016		2015		2014		2013
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars In Thousands)
Real Estate Loans:
Residential
One- to four- family	$5,328	39.0%	$7,230	38.4%	$9,696	33.3%	$12,293	28.0%	$15,050	28.1%
Other residential	878	6.4	919	4.9	992	3.4	1,083	2.5	1,163	2.2
Commercial(1)	5,611	41.0	7,059	37.5	11,872	40.8	21,207	48.3	24,682	46.1
Construction	584	4.3	1,706	9.0	3,916	13.4	5,257	12.0	6,996	13.0

Total real estate loans	12,401	90.7	16,914	89.8	26,476	90.9	39,840	90.8	47,891	89.4

Other Loans:
Consumer loans:
Home equity and improvement	895	6.6	1,532	8.1	2,138	7.4	3,282	7.5	4,190	7.8
Other	13	0.1	18	0.1	37	0.1	64	0.2	73	0.2

Total consumer loans	908	6.7	1,550	8.2	2,175	7.5	3,346	7.7	4,263	8.0

Other commercial loans	361	2.6	376	2.0	465	1.6	674	1.5	1,404	2.6

Total other loans	1,269	9.3	1,926	10.2	2,640	9.1	4,020	9.2	5,667	10.6

Total loans(2)	13,670	100.0%	18,840	100.0%	29,116	100.0%	43,860	100.0%	53,558	100.0%

Less:
Loans in process	2		2		2		5		5
Allowance for loan losses	84		108		205		415		—
Fair value discounts	720		1,005		1,454		2,295		3,691

Total Team Bank, N.A. loans receivable, net	$12,864		$17,725		$27,455		$41,145		$49,862
____________________________
(1)
Total commercial real estate loans included industrial revenue bonds of $1.4 million, $1.5 million, $1.9 million, $2.0 million and $2.1 million at December 31, 2017, 2016, 2015, 2014, and 2013, respectively.

(2)	At December 31, 2017, none of these acquired loans were covered by an FDIC loss sharing agreement.

Former Vantus Bank Loan Portfolio Composition:

	December 31,
	2017		2016		2015		2014		2013
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars In Thousands)
Real Estate Loans:
Residential
One- to four- family	$6,043	31.9%	$7,828	33.0%	$10,245	32.2%	$13,843	32.8%	$18,999	31.7%
Other residential	1,119	5.9	1,201	5.1	1,545	4.9	2,535	6.0	6,423	10.7
Commercial(1)	5,833	30.7	6,853	28.9	9,523	29.9	11,865	28.2	15,421	25.7
Construction	18	0.1	58	0.2	249	0.8	284	0.7	319	0.5

Total real estate loans	13,013	68.6	15,940	67.2	21,562	67.8	28,527	67.7	41,162	68.6

Other Loans:
Consumer loans:
Student loans	—	—	—	—	481	1.5	543	1.3	510	0.9
Home equity and improvement	3,259	17.2	3,841	16.2	4,378	13.7	5,104	12.1	5,845	9.7
Other	2,589	13.7	3,699	15.6	5,112	16.1	7,196	17.1	10,182	17.0

Total consumer loans	5,848	30.9	7,540	31.8	9,971	31.3	12,843	30.5	16,537	27.6

Other commercial loans	104	0.5	232	1.0	285	0.9	768	1.8	2,315	3.8

Total other loans	5,952	31.4	7,772	32.8	10,256	32.2	13,611	32.3	18,852	31.4

Total loans(2)	18,965	100.0%	23,712	100.0%	31,818	100.0%	42,138	100.0%	60,014	100.0%

Less:
Loans in process	—		—		—		—		3
Allowance for loan losses	125		166		325		398		—
Fair value discounts	360		480		726		1,141		2,091

Total Vantus Bank loans receivable, net	$18,480		$23,066		$30,767		$40,599		$57,920
________________________
(1)
Total commercial real estate loans included industrial revenue bonds of $856,000, $1.1 million, $1.3 million, $1.6 million and $1.8 million at December 31, 2017, 2016, 2015, 2014, and 2013, respectively.

(2)	At December 31, 2017, none of these acquired loans were covered by an FDIC loss sharing agreement.

Former Sun Security Bank Loan Portfolio Composition:

	December 31,
	2017		2016		2015		2014		2013
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars In Thousands)
Real Estate Loans:
Residential
One- to four- family	$18,186	67.9%	$22,538	67.1%	$27,813	63.4%	$32,529	54.5%	$41,529	52.8%
Other residential	321	1.2	507	1.5	1,635	3.7	4,972	8.3	5,488	7.0
Commercial(1)	7,164	26.8	9,174	27.3	12,718	29.0	20,216	33.8	27,426	34.9
Construction	284	1.0	292	0.9	402	1.0	368	0.6	1,273	1.5

Total real estate loans	25,955	96.9	32,511	96.8	42,568	97.1	58,085	97.2	75,716	96.2

Other Loans:
Consumer loans:
Home equity and improvement	236	0.8	278	0.8	344	0.8	364	0.6	425	0.5
Other	14	0.1	26	0.1	37	0.1	67	0.1	433	0.6

Total consumer loans	250	0.9	304	0.9	381	0.9	431	0.7	858	1.1

Other commercial loans	582	2.2	767	2.3	906	2.0	1,276	2.1	2,124	2.7

Total other loans	832	3.1	1,071	3.2	1,287	2.9	1,707	2.8	2,982	3.8

Total loans(2)	26,787	100.0%	33,582	100.0%	43,855	100.0%	59,792	100.0%	78,698	100.0%

Less:
Loans in process	—		3		—		175		174
Allowance for loan losses	96		137		161		918		—
Fair value discounts	1,439		2,080		3,506		7,451		13,681

Total Sun Security Bank loans receivable, net	$25,252		$31,362		$40,188		$51,248		$64,843
________________________
(1)	Total commercial real estate loans included industrial revenue bonds of $-0-, $-0-, $-0-, $207,000 and $292,000 at December 31, 2017, 2016, 2015, 2014, and 2013, respectively.
(2)	At December 31, 2017, none of these acquired loans were covered by an FDIC loss sharing agreement.

Former InterBank Loan Portfolio Composition:

	December 31,
	2017		2016		2015		2014		2013
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars In Thousands)
Real Estate Loans:
Residential
One- to four- family	$83,390	74.2%	$108,410	72.4%	$134,917	69.7%	$157,770	64.4%	$179,574	63.0%
Other residential	2,321	2.1	4,128	2.8	8,429	4.4	22,624	9.3	29,517	10.5
Commercial	3,095	2.8	7,204	4.8	14,205	7.3	21,821	8.9	27,530	9.8
Construction	607	0.5	538	0.4	598	0.3	745	0.3	612	—

Total real estate loans	89,413	79.6	120,280	80.4	158,149	81.7	202,960	82.9	237,233	83.3

Other Loans:
Consumer loans:
Home equity and improvement	22,929	20.4	29,293	19.6	35,415	18.3	41,923	17.1	47,675	16.7
Other	1	—	26	—	30	—	32	—	4	—

Total consumer loans	22,930	20.4	29,319	19.6	35,445	18.3	41,955	17.1	47,679	16.7

Other commercial loans	56	—	58	—	62	—	64	—	65	—

Total other loans	22,986	20.4	29,377	19.6	35,507	18.3	42,019	17.1	47,744	16.7

Total loans(1)	112,399	100.0%	149,657	100.0%	193,656	100.0%	244,979	100.0%	284,977	100.0%

Less:
Loans in process	—		—		2		2		2
Allowance for loan losses	43		71		74		1		—
Fair value discounts	14,078		15,301		23,346		43,147		71,436

Total InterBank loans receivable, net	$98,278		$134,285		$170,234		$201,829		$213,539
___________________________
(1)	At December 31, 2017, none of these acquired loans were covered by an FDIC loss sharing agreement.

Former Valley Bank Loan Portfolio Composition:

	December 31,
	2017		2016		2015		2014
	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in Thousands)

Real Estate Loans:
Residential
One- to four- family	$19,485	32.5%	$23,535	27.9%	$30,646	27.9%	$39,664	27.1%
Other residential	10,862	18.1	23,850	28.3	25,886	23.6	22,700	15.5
Commercial(1)	19,515	32.5	26,258	31.2	31,143	28.4	44,170	30.2
Construction	4,016	6.7	1,914	2.2	5,922	5.4	13,670	9.4

Total real estate loans	53,878	89.8	75,557	89.6	93,597	85.3	120,204	82.2

Other Loans:
Consumer loans:
Home equity and improvement	459	0.8	744	0.9	1,232	1.1	1,763	1.2
Other	750	1.2	970	1.2	1,362	1.2	1,949	1.3

Total consumer loans	1,209	2.0	1,714	2.1	2,594	2.3	3,712	2.5

Other commercial loans	4,913	8.2	7,015	8.3	13,613	12.4	22,378	15.3

Total other loans	6,122	10.2	8,729	10.4	16,207	14.7	26,090	17.8

Total loans	60,000	100.0%	84,286	100.0%	109,804	100.0%	146,294	100.0%

Less:
Loans in process	3		3		13		449
Allowance for loan losses	111		143		738		403
Fair value discounts	5,555		8,052		16,355		23,863

Total Valley Bank loans receivable, net	$54,331		$76,088		$92,698		$121,579

Through December 31, 2017, gross loan balances (due from the borrower) related to TeamBank were reduced approximately $422.5 million since the transaction date because of $289.7 million of principal repayments, $61.7 million of transfers to foreclosed assets and $71.1 million of charge-downs to customer loan balances.  Gross loan balances (due from the borrower) related to Vantus Bank were reduced approximately $312.6 million since the transaction date because of $266.9 million of principal repayments, $16.7 million of transfers to foreclosed assets and $29.0 million of charge-downs to customer loan balances.  Gross loan balances (due from the borrower) related to Sun Security Bank were reduced approximately $207.7 million since the transaction date because of $148.4 million of principal repayments, $28.4 million of transfers to foreclosed assets and $30.9 million of charge-offs to customer loan balances.  Gross loan balances (due from the borrower) related to InterBank were reduced approximately $280.9 million since the transaction date because of $239.4 million of principal repayments, $19.1 million of transfers to foreclosed assets and $22.4 million of charge-offs to customer loan balances.  Gross loan balances (due from the borrower) related to Valley Bank were reduced approximately $133.2 million since the transaction date because of $121.4 million of principal repayments, $4.0 million of transfers to foreclosed assets and $7.8 million of charge-offs to customer loan balances.  Based upon the collectability analyses performed at the time of the acquisitions, we expected certain levels of foreclosures and charge-offs, and actual results through December 31, 2017, related to the FDIC-assisted acquired portfolios, have been better than our expectations.  As a result, cash flows expected to be received from the acquired loan pools have increased, resulting in adjustments that were made to the related accretable yield which are discussed in Note 4 of the accompanying audited financial statements, included in Item 8 of this Report.

The following tables show the fixed- and adjustable-rate composition of the Bank's loan portfolio at the dates indicated. Amounts shown for TeamBank, Vantus Bank, Sun Security Bank, InterBank and Valley Bank represent unpaid principal balances, before fair value discounts.  The tables are based on information prepared in accordance with generally accepted accounting principles.

Legacy Great Southern Loan Portfolio Composition by Fixed- and Adjustable-Rates:

	December 31,
	2017		2016		2015		2014		2013
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars In Thousands)
Fixed-Rate Loans:
Real Estate Loans
One- to four- family	$148,790	3.4%	$168,813	4.1%	$110,738	3.2%	$102,780	3.5%	$94,566	4.1%
Other residential	279,593	6.4	304,387	7.4	257,854	7.5	273,701	9.2	209,008	9.1
Commercial	603,183	13.8	589,354	14.3	522,924	15.2	453,153	15.3	397,618	17.2
Residential construction:
One- to four- family	7,998	0.2	10,950	0.3	16,483	0.5	17,753	0.6	17,270	0.8
Other residential	6,636	0.2	26,487	0.6	21,548	0.6	9,950	0.3	2,162	0.1
Commercial construction	717,350	16.4	530,375	12.9	376,661	10.9	285,623	9.7	156,142	6.8

Total real estate loans	1,763,550	40.4	1,630,366	39.6	1,306,208	37.9	1,142,960	38.6	876,766	38.1
Consumer	411,068	9.4	553,800	13.4	506,574	14.7	396,412	13.4	215,628	9.4
Other commercial	203,388	4.7	194,431	4.7	195,602	5.6	197,635	6.7	189,899	8.3
Total fixed-rate loans	2,378,006	54.5	2,378,597	57.7	2,008,384	58.2	1,737,007	58.7	1,282,293	55.8

Adjustable-Rate Loans:
Real Estate Loans
One- to four- family	169,396	3.9	184,896	4.5	161,673	4.7	142,400	4.8	147,715	6.4
Other residential	466,052	10.7	358,991	8.7	161,696	4.7	118,714	4.0	116,591	5.1
Commercial	653,803	15.0	622,290	15.1	557,912	16.2	533,783	18.0	425,302	18.5
Residential construction:
One- to four- family	15,268	0.4	15,814	0.4	19,947	0.5	31,878	1.1	30,038	1.3
Other residential	202,247	4.6	175,715	4.3	112,170	3.3	49,714	1.7	30,826	1.3
Commercial construction	201,679	4.6	110,820	2.7	174,454	5.0	119,060	4.0	80,493	3.5

Total real estate loans	1,708,445	39.2	1,468,526	35.7	1,187,852	34.4	995,549	33.6	830,965	36.1
Consumer	124,881	2.9	119,187	2.9	92,116	2.7	71,242	2.4	59,631	2.6
Other commercial	150,165	3.4	154,524	3.7	161,979	4.7	156,377	5.3	125,370	5.5
Total adjustable-rate loans	1,983,491	45.5	1,742,237	42.3	1,441,947	41.8	1,223,168	41.3	1,015,966	44.2

Total Loans	4,361,497	100.0%	4,120,834	100.0%	3,450,331	100.0%	2,960,175	100.0%	2,298,259	100.0%
Less:
Loans in process	793,664		585,305		418,702		323,572		194,544
Deferred fees and discounts	6,500		4,869		3,528		3,276		2,994
Allowance for loan losses	36,033		36,775		36,646		36,300		40,116

Total legacy loans receivable, net	$3,525,300		$3,493,885		$2,991,455		$2,597,027		$2,060,605

Former TeamBank, N.A. Loan Portfolio Composition by Fixed- and Adjustable-Rates:

	December 31,
	2017		2016		2015		2014		2013
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars In Thousands)
Fixed-Rate Loans:
Real Estate Loans
One- to four- family	$1,174	8.6%	$1,385	7.4%	$1,946	6.7%	$2,585	5.9%	$3,596	6.7%
Other residential	878	6.4	919	4.9	957	3.3	989	2.3	1,012	1.9
Commercial	1,601	11.7	2,092	11.1	3,352	11.5	5,114	11.7	4,854	9.1
Construction	97	0.7	245	1.3	413	1.4	413	0.9	1,346	2.5

Total real estate loans	3,750	27.4	4,641	24.7	6,668	22.9	9,101	20.8	10,808	20.2
Consumer	13	0.1	18	0.1	28	0.1	41	0.1	73	0.1
Other commercial	187	1.4	189	1.0	200	0.7	264	0.5	668	1.3
Total fixed-rate loans	3,950	28.9	4,848	25.8	6,896	23.7	9,406	21.4	11,549	21.6

Adjustable-Rate Loans:
Real Estate Loans
One- to four- family	4,154	30.4	5,845	31.0	7,750	26.6	9,708	22.1	11,454	21.4
Other residential	—	—	—	—	35	0.1	94	0.2	151	0.3
Commercial	4,010	29.3	4,967	26.4	8,520	29.3	16,093	36.6	19,828	37.0
Construction	487	3.6	1,461	7.7	3,503	12.0	4,844	11.1	5,650	10.5

Total real estate loans	8,651	63.3	12,273	65.1	19,808	68.0	30,739	70.0	37,083	69.2
Consumer	895	6.5	1,532	8.1	2,147	7.4	3,305	7.6	4,190	7.8
Other commercial	174	1.3	187	1.0	265	0.9	410	1.0	736	1.4
Total adjustable-rate loans	9,720	71.1	13,992	74.2	22,220	76.3	34,454	78.6	42,009	78.4

Total Loans	13,670	100.0%	18,840	100.0%	29,116	100.0%	43,860	100.0%	53,558	100.0%
Less:
Loans in process	2		2		2		5		5
Allowance for loan losses	84		108		205		415		—
Fair value discounts	720		1,005		1,454		2,295		3,691

Total loans receivable, net	$12,864		$17,725		$27,455		$41,145		$49,862

Former Vantus Bank Loan Portfolio Composition by Fixed- and Adjustable-Rates:

	December 31,
	2017		2016		2015		2014		2013
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars In Thousands)
Fixed-Rate Loans:
Real Estate Loans
One- to four- family	$2,243	11.8%	$2,934	12.4%	$4,272	13.4%	$6,427	15.2%	$9,204	15.3%
Other residential	492	2.6	533	2.2	571	1.8	1,508	3.6	4,783	8.0
Commercial	3,296	17.4	3,837	16.2	3,027	9.5	3,982	9.4	4,773	8.0
Construction	12	0.1	50	0.3	240	0.7	264	0.7	288	0.5

Total real estate loans	6,043	31.9	7,354	31.1	8,110	25.4	12,181	28.9	19,048	31.8
Consumer	2,589	13.7	3,699	15.6	5,593	17.6	7,739	18.4	10,692	17.8
Other commercial	41	0.2	74	0.3	150	0.5	227	0.5	742	1.2
Total fixed-rate loans	8,673	45.8	11,127	47.0	13,853	43.5	20,147	47.8	30,482	50.8

Adjustable-Rate Loans:
Real Estate Loans
One- to four- family	3,800	20.0	4,894	20.6	5,973	18.8	7,416	17.6	9,795	16.3
Other residential	627	3.3	668	2.8	974	3.1	1,027	2.4	1,640	2.7
Commercial	2,537	13.4	3,016	12.7	6,496	20.4	7,883	18.8	10,648	17.7
Construction	6	—	8	—	9	—	20	—	31	0.1

Total real estate loans	6,970	36.7	8,586	36.1	13,452	42.3	16,346	38.8	22,114	36.8
Consumer	3,259	17.2	3,841	16.2	4,378	13.8	5,104	12.1	5,845	9.7
Other commercial	63	0.3	158	0.7	135	0.4	541	1.3	1,573	2.7
Total adjustable-rate loans	10,292	54.2	12,585	53.0	17,965	56.5	21,991	52.2	29,532	49.2

Total Loans	18,965	100.0%	23,712	100.0%	31,818	100.0%	42,138	100.0%	60,014	100.0%
Less:
Loans in process	—		—		—		—		3
Allowance for loan losses	125		166		325		398		—
Fair value discounts	360		480		726		1,141		2,091

Total loans receivable, net	$18,480		$23,066		$30,767		$40,599		$57,920

Former Sun Security Bank Loan Portfolio Composition by Fixed- and Adjustable-Rates:

	December 31,
	2017		2016		2015		2014		2013
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars In Thousands)
Fixed-Rate Loans:
Real Estate Loans
One- to four- family	$13,381	50.0%	$17,063	50.8%	$21,200	48.3%	$25,490	42.7%	$33,335	42.4%
Other residential	321	1.2	507	1.5	710	1.6	1,063	1.8	1,468	1.9
Commercial	5,945	22.2	6,985	20.8	10,118	23.1	16,786	28.1	22,171	28.2
Construction	242	0.9	292	0.8	402	0.9	368	0.6	637	0.7

Total real estate loans	19,889	74.3	24,847	73.9	32,430	73.9	43,707	73.2	57,611	73.2
Consumer	250	0.8	276	0.9	342	0.8	394	0.7	798	1.0
Other commercial	525	2.0	694	2.1	877	2.0	953	1.6	1,781	2.3
Total fixed-rate loans	20,664	77.1	25,817	76.9	33,649	76.7	45,054	75.5	60,190	76.5

Adjustable-Rate Loans:
Real Estate Loans
One- to four- family	4,805	17.9	5,475	16.3	6,613	15.1	7,039	11.8	8,194	10.4
Other residential	—	—	—	—	925	2.1	3,909	6.5	4,020	5.1
Commercial	1,219	4.6	2,189	6.5	2,600	5.9	3,430	5.7	5,255	6.7
Construction	42	0.2	—	—	—	—	—	—	636	0.8

Total real estate loans	6,066	22.7	7,664	22.8	10,138	23.1	14,378	24.0	18,105	23.0
Consumer	—	—	28	0.1	39	0.1	37	—	60	0.1
Other commercial	57	0.2	73	0.2	29	0.1	323	0.5	343	0.4
Total adjustable-rate loans	6,123	22.9	7,765	23.1	10,206	23.3	14,738	24.5	18,508	23.5

Total Loans	26,787	100.0%	33,582	100.0%	43,855	100.0%	59,792	100.0%	78,698	100.0%
Less:
Loans in process	—		3		—		175		174
Allowance for loan losses	96		137		161		918		—
Fair value discounts	1,439		2,080		3,506		7,451		13,681

Total loans receivable, net	$25,252		$31,362		$40,188		$51,248		$64,843

Former InterBank Loan Portfolio Composition by Fixed- and Adjustable-Rates:

	December 31,
	2017		2016		2015		2014		2013
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars In Thousands)
Fixed-Rate Loans:
Real Estate Loans
One- to four- family	$26,407	23.5%	$37,752	25.2%	$52,387	27.1%	$65,863	26.9%	$77,181	27.1%
Other residential	1,421	1.3	1,588	1.1	2,806	1.4	2,187	0.9	3,059	1.1
Commercial	1,581	1.4	1,848	1.2	1,060	0.5	1,118	0.5	997	0.3
Construction	527	0.5	449	0.3	495	0.3	630	0.2	489	0.2

Total real estate loans	29,936	26.7	41,637	27.8	56,748	29.3	69,798	28.5	81,726	28.7
Consumer	125	0.1	168	0.1	158	0.1	596	0.2	846	0.3
Other commercial	—	—	—	—	—	—	—	—	—	—
Total fixed-rate loans	30,061	26.8	41,805	27.9	56,906	29.4	70,394	28.7	82,572	29.0

Adjustable-Rate Loans:
Real Estate Loans
One- to four- family	56,983	50.7	70,658	47.2	82,530	42.6	91,907	37.5	102,393	35.9
Other residential	900	0.8	2,540	1.7	5,623	2.9	20,437	8.4	26,458	9.3
Commercial	1,514	1.3	5,356	3.6	13,145	6.8	20,703	8.4	26,533	9.3
Construction	80	0.1	89	0.1	103	0.1	115	0.1	123	0.1

Total real estate loans	59,477	52.9	78,643	52.6	101,401	52.4	133,162	54.4	155,507	54.6
Consumer	22,805	20.3	29,151	19.5	35,287	18.2	41,359	16.9	46,833	16.4
Other commercial	56	—	58	—	62	—	64	—	65	—
Total adjustable-rate loans	82,338	73.2	107,852	72.1	136,750	70.6	174,585	71.3	202,405	71.0

Total Loans	112,399	100.0%	149,657	100.0%	193,656	100.0%	244,979	100.0%	284,977	100.0%
Less:
Loans in process	—		—		2		2		2
Allowance for loan losses	43		71		74		1		—
Fair value discounts	14,078		15,301		23,346		43,147		71,436

Total loans receivable, net	$98,278		$134,285		$170,234		$201,829		$213,539

Former Valley Bank Loan Portfolio Composition:

	December 31,
	2017		2016		2015		2014
	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in Thousands)

Fixed-Rate Loans:
Real Estate Loans:
One- to four- family	$11,097	18.5%	$13,604	16.1%	$19,651	17.9%	$28,304	19.3%
Other residential	10,017	16.7	22,046	26.2	20,507	18.7	18,503	12.6
Commercial	13,550	22.6	14,281	16.9	14,698	13.4	27,055	18.5
Construction	3,419	5.7	1,140	1.4	4,308	3.9	11,093	7.8

Total real estate loans	38,083	63.5	51,071	60.6	59,164	53.9	84,955	58.2
Consumer loans	735	1.2	950	1.1	1,440	1.3	2,024	1.4
Other commercial loans	3,066	5.1	3,960	4.7	5,772	5.3	10,652	7.3
Total fixed-rate loans	41,884	69.8	55,981	66.4	66,376	60.5	97,631	66.9

Adjustable-Rate Loans:
Real Estate Loans:
One- to four- family	8,388	14.0	9,931	11.8	10,995	10.0	11,360	7.8
Other residential	845	1.4	1,804	2.1	5,379	4.9	4,197	2.9
Commercial	5,965	9.9	11,977	14.2	16,445	15.0	17,115	11.7
Construction	597	1.0	774	1.0	1,614	1.4	2,577	1.6

Total real estate loans	15,795	26.3	24,486	29.1	34,433	31.3	35,249	24.0
Consumer loans	474	0.8	764	0.9	1,154	1.1	1,688	1.1
Other commercial loans	1,847	3.1	3,055	3.6	7,841	7.1	11,726	8.0
Total adjustable-rate loans	18,116	30.2	28,305	33.6	43,428	39.5	48,663	33.1

Total loans	60,000	100.0%	84,286	100.0%	109,804	100.0%	146,294	100.0%

Less:
Loans in process	3		3		13		449
Allowance for loan losses	111		143		738		403
Fair value discounts	5,555		8,052		16,355		23,863

Total loans receivable, net	$54,331		$76,088		$92,698		$121,579

The following tables present the contractual maturities of loans at December 31, 2017. Amounts shown for TeamBank, Vantus Bank, Sun Security Bank, InterBank and Valley Bank represent unpaid principal balances, before fair value discounts.  The tables are based on information prepared in accordance with generally accepted accounting principles.

Legacy Great Southern Loan Portfolio Composition by Contractual Maturities:

	Less Than One Year	One to Five Years	After Five Years	Total
	(In Thousands)
Real Estate Loans:
Residential
One- to four- family	$32,440	$75,033	$210,713	$318,186
Other residential	198,396	522,627	24,622	745,645
Commercial	267,680	815,035	174,271	1,256.986
Residential construction:
One- to four- family	15,776	7,297	193	23,266
Other residential	2,793	203,545	2,545	208,883
Commercial construction	719,160	195,105	4,764	919,029
Total real estate loans	1,236,245	1,818,642	417,108	3,471,995
Other Loans:
Consumer loans:
Automobile and other	29,384	319,313	71,813	420,510
Home equity and improvement	9,491	28,771	77,177	115,439
Total consumer loans	38,875	348,084	148,990	535,949
Other commercial loans	166,661	107,245	79,647	353,553
Total other loans	205,536	455,329	228,637	889,502
Total loans	$1,441,781	$2,273,971	$645,745	$4,361,497

As of December 31, 2017, loans due after December 31, 2018 with fixed interest rates totaled $1.3 billion and loans due after December 31, 2018 with adjustable rates totaled $1.6 billion.

Former TeamBank N.A. Loan Portfolio Composition by Contractual Maturities:

	Less Than One Year	One to Five Years	After Five Years	Total
	(In Thousands)
Real Estate Loans:
Residential
One- to four- family	$48	$978	$4,302	$5,328
Other residential	—	878	—	878
Commercial	651	2,138	2,822	5,611
Construction	—	68	516	584
Total real estate loans	699	4,062	7,640	12,401
Other Loans:
Consumer loans:
Home equity and improvement	495	215	185	895
Automobile and other	—	13	—	13
Total consumer loans	495	228	185	908
Other commercial loans	292	33	36	361
Total other loans	787	261	221	1,269
Total loans	$1,486	$4,323	$7,861	$13,670

As of December 31, 2017, loans due after December 31, 2018 with fixed interest rates totaled $3.5 million and loans due after December 31, 2018 with adjustable rates totaled $8.6 million.

Former Vantus Bank Loan Portfolio Composition by Contractual Maturities:

	Less Than One Year	One to Five Years	After Five Years	Total
	(In Thousands)
Real Estate Loans:
Residential
One- to four- family	$254	$1,071	$4,718	$6,043
Other residential	—	492	627	1,119
Commercial	1,223	1,969	2,641	5,833
Construction	—	12	6	18
Total real estate loans	1,477	3,544	7,992	13,013
Other Loans:
Consumer loans:
Home equity and improvement	8	260	2,991	3,259
Automobile and other	39	450	2,100	2,589
Total consumer loans	47	710	5,091	5,848
Other commercial loans	—	41	63	104
Total other loans	47	751	5,154	5,952
Total loans	$1,524	$4,295	$13,146	$18,965

As of December 31, 2017, loans due after December 31, 2018 with fixed interest rates totaled $7.2 million and loans due after December 31, 2018 with adjustable rates totaled $10.2 million.

Former Sun Security Bank Loan Portfolio Composition by Contractual Maturities:

	Less Than One Year	One to Five Years	After Five Years	Total
	(In Thousands)
Real Estate Loans:
Residential
One- to four- family	$1,704	$6,874	$9,608	$18,186
Other residential	321	—	—	321
Commercial	1,448	5,237	479	7,164
Construction	27	173	84	284
Total real estate loans	3,500	12,284	10,171	25,955
Other Loans:
Consumer loans:
Home equity and improvement	5	231	—	236
Automobile and other	9	5	—	14
Total consumer loans	14	236	—	250
Other commercial loans	312	270	—	582
Total other loans	326	506	—	832
Total loans	$3,826	$12,790	$10,171	$26,787

As of December 31, 2017, loans due after December 31, 2018 with fixed interest rates totaled $17.0 million and loans due after December 31, 2018 with adjustable rates totaled $6.0 million.

Former InterBank Loan Portfolio Composition by Contractual Maturities:

	Less Than One Year	One to Five Years	After Five Years	Total
	(In Thousands)
Real Estate Loans:
Residential
One- to four- family	$1,325	$21,732	$60,333	$83,390
Other residential	697	1,605	19	2,321
Commercial	765	2,330	—	3,095
Construction	270	257	80	607
Total real estate loans	3,057	25,924	60,432	89,413
Other Loans:
Consumer loans:
Home equity and improvement	1	17,573	5,355	22,929
Automobile and other	—	1	—	1
Total consumer loans	1	17,574	5,355	22,930
Other commercial loans	—	56	—	56
Total other loans	1	17,630	5,355	22,986
Total loans	$3,058	$43,554	$65,787	$112,399

As of December 31, 2017, loans due after December 31, 2018 with fixed interest rates totaled $28.1 million and loans due after December 31, 2018 with adjustable rates totaled $81.3 million.

Former Valley Bank Loan Portfolio Composition by Contractual Maturities:

	Less Than One Year	One to Five Years	After Five Years	Total
	(In Thousands)
Real Estate Loans:
Residential
One- to four- family	$7,748	$2,031	$9,706	$19,485
Other residential	795	7,095	2,972	10,862
Commercial	8,853	10,528	134	19,515
Construction	—	4,013	3	4,016
Total real estate loans	17,396	23,667	12,815	53,878
Other Loans:
Consumer loans:
Home equity and improvement	—	24	435	459
Automobile and other	116	221	413	750
Total consumer loans	116	245	848	1,209
Other commercial loans	2,428	2,473	12	4,913
Total other loans	2,544	2,718	860	6,122
Total loans	$19,940	$26,385	$13,675	$60,000

As of December 31, 2017, loans due after December 31, 2018 with fixed interest rates totaled $30.2 million and loans due after December 31, 2018 with adjustable rates totaled $9.9 million.

At December 31, 2017, $126.7 million, or 3.3%, of total loans were secured by junior lien mortgages and $4.5 million, or 1.4% of residential real estate loans, were interest only residential real estate loans.  At December 31, 2016, $138.1 million, or 3.6%, of total loans were secured by junior lien mortgages and $5.9 million, or 1.6% of residential real estate loans, were interest only residential real estate loans.  While high loan-to-value ratio mortgage loans are occasionally originated and held, they are typically either considered low risk based on analyses performed or are required to have private mortgage insurance.  The Company does not originate or hold option ARM loans or significant amounts of loans with initial teaser rates or subprime loans in its residential real estate portfolio.

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

Residential Real Estate Lending

At December 31, 2017 and 2016, loans secured by residential real estate, excluding that which is under construction and excluding all FDIC-assisted acquired loans, totaled $1.1 billion and $1.0 billion, respectively, and represented approximately 23.3% and 23.1%, respectively, of the Bank's total loan portfolio.  At December 31, 2017 and 2016, FDIC-assisted acquired loans (net of fair value discounts) secured by residential real estate totaled $134 million and $184 million, respectively, and represented approximately 2.9% and 4.2%, respectively, of the Bank's total loan portfolio.  The Bank's legacy one- to four-family residential real estate loan portfolio increased during 2017, primarily due to organic loan growth in multi-family loans.  One-to four-family residential real estate loans increased significantly in 2014 with the FDIC-assisted acquisition of Valley Bank.  Since 2010, other residential real estate (multi-family) loan balances continued to increase as the Bank has emphasized this type of loan.  The Bank's legacy multi-family residential real estate loan portfolio grew by about 12% and 58% in 2017 and 2016, respectively.  In 2013, the Bank completed a non-FDIC-assisted acquisition of a portfolio of multi-family loans totaling $86 million.

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

The Bank's portfolio of adjustable-rate mortgage loans also includes a number of loans with different adjustment periods, without limitations on periodic rate increases and rate increases over the life of the loans, or which are tied to other short-term market indices. These loans were originated prior to the industry standardization of adjustable-rate loans. Since the adjustable-rate mortgage loans currently held in the Bank's portfolio have not been subject to an interest rate environment which causes them to adjust to the maximum, these loans entail unquantifiable risks resulting from potential increased payment obligations on the borrower as a result of upward repricing. The indices used by Great Southern for these types of loans have increased, but not significantly, in the past three years.  Compared to fixed-rate mortgage loans, these loans are subject to increased risk of delinquency or default if a higher, fully-indexed rate of interest subsequently comes into effect in replacement of a lower rate currently in effect.  From 2008 through 2012, as a result of the significant recession in the economy, including residential real estate, the Bank experienced a significant increase in delinquencies in adjustable-rate mortgage loans. In 2013 through 2017, these delinquencies have trended lower.

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

Commercial Real Estate and Construction Lending

Commercial real estate lending has been a significant part of Great Southern's business activities since the mid-1980s.  Great Southern does commercial real estate lending in order to increase the potential yield on, and the proportion of interest rate sensitive loans in, its portfolio.  At December 31, 2008, commercial real estate loans and commercial construction loans each made up about one fourth of the total loan portfolio.  The economic recession that began in 2008 resulted in reduced activity in the market caused by the downturn in the economy and reduced real estate values. In response, Great Southern began limiting residential and commercial land development lending to reduce the risk in the portfolio and began originating an increased amount of commercial real estate loans.  Since December 31, 2008, the commercial land development construction loan portfolio has decreased from 32% of the loan portfolio to 13% of the loan portfolio at December 31, 2017, while, overall, commercial real estate loans have trended upward.  The increase in commercial real estate loans in 2015, 2016 and 2017 reflects some economic improvement with increased investor activity in sales, purchases and refinancing of these types of properties.  Both commercial real estate occupancy and rental rates show improvement in the Bank's market areas.  Excluding FDIC-assisted acquired loans, over the last three years, commercial real estate loans made up approximately 27-28% of the total loan portfolio while commercial construction loans were 15-20%.  Great Southern expects to continue to limit lending on land development loans in 2018 with increases in commercial construction and commercial real estate anticipated as long as the economy continues to be strong.  See "Government Supervision and Regulation" below.

At December 31, 2017 and 2016, loans secured by commercial real estate, excluding that which is under construction and excluding all FDIC-assisted acquired loans, totaled $1.3 billion and $1.2 billion, respectively, or approximately 27.5% and 27.5%, respectively, of the Bank's total loan portfolio.  At December 31, 2017 and 2016, FDIC-acquired loans (net of fair value discounts) secured by commercial real estate totaled $39 million and $54 million, respectively, and represented approximately 0.9% and 1.2%, respectively, of the Bank's total loan portfolio.  In addition, at December 31, 2017 and 2016, construction loans, excluding all FDIC-acquired loans, secured by projects under construction and the land on which the projects are located aggregated $1.2 billion and $870 million, respectively, or 25.2% and 19.8%, respectively, of the Bank's total loan portfolio.  At December 31, 2017 and 2016, FDIC-acquired construction loans (net of fair value discounts) totaled $5 million and $3 million, respectively, and represented approximately 0.1% and 0.1%, respectively, of the Bank's total loan portfolio.  A majority of the Bank's commercial real estate loans have been originated with adjustable rates of interest, most of which are tied to the national prime rate, or fixed rates of interest with short-term maturities. A large majority of the Bank's commercial real estate loans (both fixed and adjustable) mature in five years or less.  Substantially all of these loans were originated with loan commitments which did not exceed 80% of the appraised value of the properties securing the loans.

The Bank's construction loans generally have a term of eighteen months or less.  The construction loan agreements for one- to four-family projects generally require principal reductions as individual condominium units or single-family houses are built and sold to a third party.  This insures that the remaining loan balance, as a proportion of the value of the remaining security, does not increase, assuming that the value of the remaining security does not decrease.  Loan proceeds are disbursed in increments as construction progresses.  Generally, the amount of each disbursement is based on the construction cost estimate with inspections of the project performed in connection with each disbursement request.  Normally, Great Southern's commercial real estate and other residential construction loans are made either as the initial stage of a combination loan (i.e., with a commitment from the Bank to provide permanent financing upon completion of the project) or with a commitment from a third party to provide permanent financing.

The Bank's commercial real estate and construction loan portfolios consist of loans with diverse collateral types.  The following table sets forth loans that were secured by certain types of collateral at December 31, 2017, excluding FDIC-assisted acquired loans.  These collateral types represent the five highest percentage concentrations of commercial real estate and construction loan types in the loan portfolio.

Collateral Type	Loan Balance	Percentage of Total Loan Portfolio	Non-Performing Loans at December 31, 2017
	(Dollars In Thousands)

Retail (Varied Projects)	$483,065	13.6%	$146
Health Care Facilities	$247,770	7.0%	$0
Office Industry	$239,713	6.7%	$1,139
Warehouses	$145,831	4.1%	$0
Motels/Hotels	$123,047	3.5%	$202

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

Construction loans involve additional risks attributable to the fact that loan funds are advanced upon the security of the project under construction, which is of uncertain value prior to the completion of construction. Moreover, because of the uncertainties inherent in estimating construction costs, delays arising from labor problems, material shortages, and other unpredictable contingencies, it is relatively difficult to evaluate accurately the total loan funds required to complete a project, and the related loan-to-value ratios. See also the discussion under the headings "- Classified Assets" and "- Loan Delinquencies and Defaults" below.

The Company executes interest rate swaps with certain commercial banking customers to facilitate their respective risk management strategies.  The Company began offering this service during 2011.  Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions.  As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  As of December 31, 2017, the Company had 22 interest rate swaps totaling $92.7 million in notional amount with commercial customers, and 22 interest rate swaps with the same notional amount with third parties related to this program.  As of December 31, 2016, the Company had 26 interest rate swaps totaling $110.7 million in notional amount with commercial customers, and 26 interest rate swaps with the same notional amount with third parties related to this program.  As part of the Valley Bank FDIC-assisted acquisition, the Company acquired seven loans with related interest rate swaps.  Valley's swap program differed from the Company's in that Valley did not have back to back swaps with the customer and a counterparty.  Two of the seven acquired loans with interest rate swaps have paid off.  The notional amount of the five remaining Valley swaps is $3.6 million at December 31, 2017.  During the years ended December 31, 2017 and 2016, the Company recognized net gains of $28,000 and $66,000 respectively, in noninterest income related to changes in the fair value of these swaps.
Other Commercial Lending

At December 31, 2017 and 2016, Great Southern had $354 million and $348 million, respectively, in other commercial loans outstanding, excluding all FDIC-acquired loans, or 7.7% and 7.9%, respectively, of the Bank's total loan portfolio. At December 31, 2017 and 2016, FDIC-acquired other commercial loans (net of fair value discounts) totaled $5 million and $6 million, respectively, and represented approximately 0.1% and 0.1%, respectively, of the Bank's total loan portfolio. Great Southern's other commercial lending activities encompass loans with a variety of purposes and security, including loans to finance accounts receivable, inventory and equipment. Great Southern expects to continue to originate loans in this category subject to market conditions and applicable regulatory restrictions. See "Government Supervision and Regulation" below.

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

As part of its commercial lending activities, Great Southern issues letters of credit and receives fees averaging approximately 1% of the amount of the letter of credit per year. At December 31, 2017, Great Southern had 90 letters of credit outstanding in the aggregate amount of $20.0 million. Approximately 16% of the aggregate amount of these letters of credit was secured, including one $885,000 letter of credit secured by real estate which was issued to enhance the issuance of housing revenue refunding bonds and was current.

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

Consumer loans, excluding all FDIC-acquired loans, totaled $536 million and $673 million at December 31, 2017 and 2016, respectively, or 11.7% and 15.3%, respectively, of the Bank's total loan portfolio.  At December 31, 2017 and 2016, FDIC-assisted acquired consumer loans (net of fair value discounts) totaled $26 million and $35 million, respectively, and represented approximately 0.6% and 0.8%, respectively, of the Bank's total loan portfolio.

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

Beginning in 1998, the Bank implemented indirect lending relationships, primarily with automobile dealerships.  Through these dealer relationships, the dealer completes the application with the consumer and then submits it to the Bank for credit approval.  While the Bank's initial and ongoing concentrated effort was on automobiles, the program has evolved for use with other tangible products where financing of the product is provided through the seller, including, to a lesser extent, boats and manufactured homes.  At December 31, 2017 and 2016, the Bank had $422 million and $568 million, respectively, of auto, boat, modular home and recreational vehicle loans in its portfolio, including FDIC-acquired loans totaling $3 million and $5 million, respectively.

Indirect consumer loans decreased significantly in 2017, primarily due to tightened underwriting guidelines on automobile lending implemented by the Company in the latter part of 2016, and were $336 million and $468 million at December 31, 2017 and 2016, respectively.  We expect to see further declines in the indirect automobile loan totals through 2018 as well.  The total indirect consumer loans at December 31, 2017 was comprised of the following types of loans:  $287 million of used auto loans, $32 million of manufactured home loans, $13 million of new auto loans, $3 million of new boat loans, and various other loans including loans for RVs, used boats, ATVs and motorcycles.

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

Over the years, a number of banks, both locally and regionally, have sought to diversify the risk in their portfolios. In order to take advantage of this situation, Great Southern purchases participations in commercial real estate, commercial construction and other commercial loans. Great Southern subjects these loans to its normal underwriting standards used for originated loans and rejects any credits that do not meet those guidelines. The originating bank retains the servicing of these loans. Excluding all FDIC-acquired loans, the Bank purchased $133.0 million and $145.6 million of these loans in the fiscal years ended December 31, 2017 and 2016, respectively. Of the total $201.5 million of purchased participation loans outstanding at December 31, 2017, the largest aggregate amount outstanding purchased from one institution was $16.4 million.  This total was comprised of two loans; one which was secured by a mixed-use office and a student housing complex, and the other which was secured by an apartment complex, all of which were located in the Kansas City metro area.  These loans were performing at December 31, 2017. At December 31, 2017 and 2016, loans which were previously covered by loss sharing agreements with the FDIC but are no longer covered included purchased and participation loans of $249,000 and $1.2 million, respectively.  At December 31, 2017 and 2016, FDIC-acquired loans which were never covered by loss sharing agreements included purchased and participation loans of $11.2 million and $13.6 million, respectively.  These amounts represent the undiscounted balance of these loans.

In 2013, the Bank purchased $86.1 million of multi-family residential loans, which were auctioned by an unrelated FDIC-insured financial institution.  The Bank paid $87.9 million for the loans, which resulted in a 2.125% premium over the principal balances of the portfolio.  This purchased loan portfolio totaled $32.3 million and $38.9 million at December 31, 2017 and 2016, respectively.  There were no loans from this purchased loan portfolio included in non-performing loans at December 31, 2017.

In 2014, the Bank purchased $20.9 million of commercial real estate loans (primarily retail projects with single tenants), which were auctioned by an unrelated FDIC-insured financial institution.  The Bank paid $21.3 million for the loans, which resulted in a 1.64% premium over the principal balances of the portfolio.  This purchased loan portfolio totaled $14.0 million and $17.7 million at December 31, 2017 and 2016, respectively. There were no loans from this purchased loan portfolio included in non-performing loans at December 31, 2017.

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

Great Southern also sells whole residential real estate loans without recourse to Freddie Mac and Fannie Mae as well as to private investors, such as other banks, thrift institutions, mortgage companies and life insurance companies.  Whole real estate loans are sold with a provision for repurchase upon breach of representation, warranty or covenant.  These representations, warranties and covenants include those regarding the compliance of loan originations with all applicable legal requirements, mortgage title insurance policies when applicable, enforceable liens on collateral, collateral type, borrower credit worthiness, private mortgage insurance when required and compliance with all applicable federal regulations.  A minimal number of repurchase requests have been received to date based on a breach of representations, warranties or covenants as outlined in the investor contracts.  These loans are generally sold for cash in amounts equal to the unpaid principal amount of the loans adjusted for current market yields to the buyer. The sale amounts generally produce gains to the Bank and allow a margin for servicing income on loans when the servicing is retained by the Bank. However, residential real estate loans sold in recent years have primarily been with Great Southern releasing control of the servicing of the loans.

The Bank sold one- to four-family whole real estate loans and loan participations in aggregate amounts of $135.5 million, $153.0 million and $154.8 million during fiscal 2017, 2016, and 2015, respectively. The Bank typically sells long-term fixed rate mortgages.  Sales of whole real estate loans and participations in real estate loans can be beneficial to the Bank since these sales generally generate income at the time of sale, produce future servicing income on loans where servicing is retained, provide funds for additional lending and other investments, and increase liquidity.

Gains, losses and transfer fees on sales of loans and loan participations are recognized at the time of the sale. When real estate loans and loan participations sold have an average contractual interest rate that differs from the agreed upon yield to the purchaser (less the agreed upon servicing fee), resulting gains or losses are recognized in an amount equal to the present value of the differential over the estimated remaining life of the loans. Any resulting discount or premium is accreted or amortized over the same estimated life using a method approximating the level yield interest method. When real estate loans and loan participations are sold with servicing released, as the Bank primarily does, an additional fee is received for the servicing rights. Net gains and transfer fees on sales of loans for fiscal 2017, 2016 and 2015 were $3.2 million, $3.9 million and $3.9 million, respectively.  These gains were from the sale of fixed-rate residential loans.

The Bank serviced loans owned by others totaling approximately $254.0 million and $266.2 million at December 31, 2017 and 2016, respectively. Of the total loans serviced at December 31, 2017, $164.8 million related to commercial real estate, commercial business and construction loans, portions of which were sold to other parties.  The remaining $89.2 million of loans serviced for others related to one- to four-family real estate loans which the Bank had originated and sold, but retained the obligation to service, or had acquired the servicing through various FDIC-assisted transactions.  The servicing of these loans generated fees (net of amortization of the servicing rights) to the Bank for the years ended December 31, 2017, 2016 and 2015, of $206,000, $220,000 and $241,000, respectively.

In addition to interest earned on loans and loan origination fees, the Bank receives fees for loan commitments, letters of credit, prepayments, modifications, late payments, transfers of loans due to changes of property ownership and other miscellaneous services. The fees vary from time to time, generally depending on the supply of funds and other competitive conditions in the market. Fees from prepayments, commitments, letters of credit and late payments totaled $2.4 million, $2.0 million and $2.3 million for the years ended December 31, 2017, 2016 and 2015, respectively. Loan origination fees, net of related costs, are accounted for in accordance with

FASB ASC 310-20, Receivables – Nonrefundable Fees and Other Costs. Loan fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized in interest income using the level-yield method over the contractual life of the loan. For further discussion of this matter, see Note 1 of the accompanying audited financial statements, included in Item 8 of this Report.

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

Delinquent commercial business loans and loans secured by commercial real estate are initially handled by the loan officer in charge of the loan, who is responsible for contacting the borrower. Senior management also works with the commercial loan officers to see that necessary steps are taken to collect delinquent loans. In addition, the Bank has a Problem Loan Committee which meets at least quarterly and reviews all classified assets, as well as other loans which management feels may present possible collection problems. If an acceptable workout of a delinquent commercial loan cannot be agreed upon, the Bank may initiate foreclosure proceedings on any collateral securing the loan. However, in all cases, whether a commercial or other loan, the prevailing circumstances may be such that management may determine it is in the best interest of the Bank not to foreclose on the collateral.

The following tables set forth our loans by aging category:

	December 31, 2017
	30-59 Days Past Due		60-89 Days Past Due		Over 90 Days		Total Past Due		Current	Total Loans Receivable
	#	Amount	#	Amount	#	Amount	#	Amount	Amount	Amount
	(Dollars In Thousands)
One- to four-family residential construction	1	$250	—	$—	—	$—	1	$250	$20,543	$20,793
Subdivision construction	—	—	—	—	1	98	1	98	17,964	18,062
Land development	3	54	1	37	—	—	4	91	43,880	43,971
Commercial construction	—	—	—	—	—	—	—	—	1,068,352	1,068,352
Owner occupied one- to four-family residential	22	1,927	1	71	14	904	37	2,902	187,613	190,515
Non-owner occupied one- to four-family residential	6	947	1	190	14	1,816	21	2,953	116,515	119,468
Commercial real estate	9	8,346	2	993	8	1,226	19	10,565	1,224,764	1,235,329
Other residential	2	540	1	353	1	1,877	4	2,770	742,875	745,645
Commercial business	12	2,623	4	1,282	7	2,063	23	5,968	347,383	353,351
Industrial revenue bonds	—	—	—	—	—	—	—	—	21,859	21,859
Consumer auto	437	5,196	107	1,230	215	2,284	759	8,710	348,432	357,142
Consumer other	41	464	16	64	26	557	83	1,085	62,283	63,368
Home equity lines of credit	6	58	—	—	14	430	20	488	114,951	115,439
Acquired loans no longer covered by FDIC loss sharing agreements, net of discounts	54	4,015	16	1,774	73	7,847	143	13,636	141,588	155,224
Acquired non-covered loans, net of discounts	5	434	2	177	23	2,828	30	3,439	51,006	54,445
	598	24,854	151	6,171	396	21,930	1,145	52,955	4,510,008	4,562,963
Less acquired loans no longer covered by FDIC loss sharing agreements and
acquired non-covered loans, net of discounts	59	4,449	18	1,951	96	10,675	173	17,075	192,594	209,669

Total	539	$20,405	133	$4,220	300	$11,255	972	$35,880	$4,317,414	$4,353,294

	December 31, 2016
	30-59 Days Past Due		60-89 Days Past Due		Over 90 Days		Total Past Due		Current	Total Loans Receivable
	#	Amount	#	Amount	#	Amount	#	Amount	Amount	Amount
	(Dollars In Thousands)
One- to four-family residential construction	—	$—	—	$—	—	$—	—	$—	$21,737	$21,737
Subdivision construction	—	—	—	—	1	109	1	109	17,077	17,186
Land development	2	413	3	584	2	1,718	7	2,715	47,909	50,624
Commercial construction	—	—	—	—	—	—	—	—	780,614	780,614
Owner occupied one- to four-family residential	23	1,760	8	388	19	1,125	50	3,273	197,067	200,340
Non-owner occupied one- to four-family residential	1	309	2	278	5	404	8	991	135,933	136,924
Commercial real estate	4	1,969	1	1,988	11	4,404	16	8,361	1,178,545	1,186,906
Other residential	3	4,632	—	—	1	162	4	4,794	658,584	663,378
Commercial business	9	1,741	2	24	6	3,088	17	4,853	343,775	348,628
Industrial revenue bonds	—	—	—	—	—	—	—	—	25,065	25,065
Consumer auto	626	8,252	177	2,451	165	1,989	968	12,692	481,541	494,233
Consumer other	66	1,103	38	278	23	649	127	2,030	67,971	70,001
Home equity lines of credit	7	136	4	158	14	433	25	727	108,026	108,753
Acquired FDIC-covered loans, net of discounts	39	4,476	12	1,201	40	8,226	91	13,903	120,453	134,356
Acquired loans no longer covered by FDIC loss sharing agreements, net of discounts	41	1,356	6	552	44	1,401	91	3,309	69,260	72,569
Acquired non-covered loans, net of discounts	10	851	3	173	42	2,854	55	3,878	72,356	76,234
	831	26,998	256	8,075	373	26,562	1,460	61,635	4,325,913	4,387,548
Less FDIC-supported loans and acquired non- covered loans, net of discounts	90	6,683	21	1,926	126	12,481	237	21,090	262,069	283,159

Total	741	$20,315	235	$6,149	247	$14,081	1,223	$40,545	$4,063,844	$4,104,389

Classified Assets

Federal regulations provide for the classification of loans and other assets such as debt and equity securities considered to be of lesser quality as "substandard," "doubtful" or "loss" assets. The regulations require insured institutions to classify their own assets and to establish prudent specific allocations for losses from assets classified "substandard" or "doubtful." "Substandard" assets include those characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.  Assets classified as "doubtful," have all the weaknesses inherent in those classified as "substandard" with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.  For the portion of assets classified as "loss," an institution is required to either establish specific allowances of 100% of the amount classified or charge such amount off its books. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess a potential weakness (referred to as "special mention" assets), are required to be listed on the Bank's watch list and monitored for further deterioration. In addition, a bank's regulators may require the establishment of a general allowance for losses based on the general quality of the asset portfolio of the bank. Following are the total classified assets at December 31, 2017 and 2016, per the Bank's internal asset classification list, excluding assets acquired through FDIC-assisted transactions. The allowances for loan losses reflected below are the portions of the Bank's total allowances for loan losses relating to these classified loans.  There were no significant off-balance sheet items classified at December 31, 2017 and 2016.

	December 31, 2017
Asset Category	Special Mention	Substandard	Doubtful	Loss	Total Classified	Allowance for Losses
		(In Thousands)

Investment securities	$—	$—	$—	$—	$—	$—
Loans	—	18,633	500	—	19,133	3,951
Foreclosed assets and repossessions	—	16,575	—	—	16,575	—
Total	$—	$35,208	$500	$—	$35,708	$3,951

	December 31, 2016
Asset Category	Special Mention	Substandard	Doubtful	Loss	Total Classified	Allowance for Losses
		(In Thousands)

Investment securities	$—	$—	$—	$—	$—	$—
Loans	—	21,043	—	—	21,043	6,362
Foreclosed assets and repossessions	—	25,249	—	—	25,249	—
Total	$—	$46,292	$—	$—	$46,292	$6,362

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

Former TeamBank, Vantus Bank, Sun Security Bank and InterBank non-performing assets, including foreclosed assets, are not included in the totals of non-performing assets below as they were subject to loss sharing agreements with the FDIC, which substantially covered principal losses that may have been incurred in these portfolios for the applicable terms under the agreements.  In addition, these assets were initially recorded at their fair value estimated fair values as of their acquisition dates.  Former Valley Bank loans are also excluded from the totals of non-performing assets below, although they are not covered by a loss sharing agreement.  As in the previous FDIC-assisted acquisitions, former Valley Bank loans are accounted for in pools and were recorded at their fair value at the time of the acquisition as of June 20, 2014; therefore, these loan pools are analyzed rather than the individual loans.  The overall performance of the FDIC-covered acquired loan pools has been better than original expectations as of the acquisition dates.  At December 31, 2017, there were no material non-performing assets in these acquired loan portfolios.

	December 31,
	2017		2016		2015		2014		2013
	(In Thousands)

Non-accruing loans:
One- to four-family residential	$2,662		$1,529		$1,060		$1,155		$3,506
One- to four-family construction	98		109		—		—		—
Other residential	1,877	(1)	162		—		—		—
Commercial real estate	1,226		4,404	(2)	13,488	(3)	4,512	(4)	6,205	(5)
Other commercial	2,063	(6)	3,088	(7)	288		411		7,231	(8)
Commercial construction and land development	—		1,718		139		255		1,209
Consumer	3,233		3,071		1,594		1,038		1,147

Total gross non-accruing loans	11,159		14,081		16,569		7,371		19,298

Loans over 90 days delinquent still accruing interest:
One- to four-family residential	58		—		—		170		351
Commercial real estate	—		—		—		187		—
Other commercial	—		—		—		—		—
Commercial construction and land development	—		—		—		—		—
Consumer	38		—		—		419		257
Total loans over 90 days delinquent still accruing interest	96		—		—		776		608

Other impaired loans	—		—		—		—		—

Total gross non-performing loans	11,255		14,081		16,569		8,147		19,906

Foreclosed assets:
One- to four-family residential	112		1,217		1,375		3,353		744
One- to four-family construction	—		—		—		223		600
Other residential	140		954		2,150		2,625		5,900
Commercial real estate	1,694		3,841		3,608		1,632		3,135
Commercial construction and land development	12,642		17,246		19,149		27,025		30,972
Other commercial	—		—		—		59		79

Total foreclosed assets	14,588		23,258		26,282		34,917		41,430

Repossessions	1,987		1,991		1,109		624		715

Total gross non-performing assets	$27,830		$39,330		$43,960		$43,688		$62,051
Total gross non-performing assets as a percentage of average total assets	0.62%		0.90%		1.08%		1.14%		1.64%
________________________
(1)	One relationship was $1.9 million, the entire total of this category, at December 31, 2017.
(2)	The largest two relationships in this category were $1.7 million and $1.7 million, respectively, at December 31, 2016.
(3)	The largest two relationships in this category were $6.5 million and $3.7 million, respectively, at December 31, 2015.
(4)	The largest two relationships in this category were $2.0 million and $1.9 million, respectively, at December 31, 2014.
(5)	One relationship was $4.1 million of this total at December 31, 2013.
(6)	One relationship was $1.5 million of this total at December 31, 2017.
(7)	One relationship was $3.0 million of this total at December 31, 2016.
(8)	One relationship was $2.7 million of this total at December 31, 2013.

See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations – Non-performing Assets" for further information.

Gross impaired loans totaled $25.3 million at December 31, 2017 and $34.3 million at December 31, 2016. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due.  See Note 3 "Loans" of the accompanying audited financial statements included in Item 8 for additional information including further detail of non-accruing loans and impaired loans and details of troubled debt restructurings.  See also Note 15 "Disclosures About Fair Value of Financial Instruments" of the accompanying audited financial statements included in Item 8 for additional information.

For the year ended December 31, 2017, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $1.2 million. No interest income was included on these loans for the year ended December 31, 2017. For the year ended December 31, 2016, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $1.5 million. No interest income was included on these loans for the year ended December 31, 2016. For the year ended December 31, 2015, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $1.0 million. No interest income was included on these loans for the year ended December 31, 2015.

Restructured Troubled Debt

Included in impaired loans at December 31, 2017, 2016 and 2015, were loans modified in troubled debt restructurings as follows:

	December 31, 2017
	Restructured	Accruing	Restructured Troubled
	Troubled Debt	Interest	Debt Nonaccruing
	(In Thousands)

Commercial real estate	$7,085	$7,085	$—
One- to four-family residential	3,265	2,602	663
Other residential	2,907	1,030	1,877
Construction	266	266	—
Commercial	867	867	—
Consumer	617	410	207
	$15,007	$12,260	$2,747

	December 31, 2016
	Restructured	Accruing	Restructured Troubled
	Troubled Debt	Interest	Debt Nonaccruing
	(In Thousands)

Commercial real estate	$7,117	$5,113	$2,004
One- to four-family residential	3,726	3,286	440
Other residential	3,650	3,650	—
Construction	5,014	5,014	—
Commercial	1,311	1,291	20
Consumer	296	198	98
	$21,114	$18,552	$2,562

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

Allowances for estimated losses on foreclosed assets (real estate and other assets acquired through foreclosure) are charged to expense, when in the opinion of management, any significant and permanent decline in the market value of the underlying asset reduces the market value to less than the carrying value of the asset. Senior management assesses the market value of each foreclosed asset individually on a regular basis.

At December 31, 2017 and 2016, Great Southern had an allowance for losses on loans of $36.5 million and $37.4 million, respectively, of which $4.0 million and $6.4 million, respectively, had been allocated for specific loans.  All loans with specific allowances were considered to be impaired loans. The allowance and the activity within the allowance during 2017, 2016 and 2015 are discussed further in Note 3 "Loans and Allowance for Loan Losses" of the accompanying audited financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 8 and Item 7 of this Report, respectively.

The allocation of the allowance for losses on loans at the dates indicated is summarized as follows.

	December 31,
	2017		2016		2015		2014		2013
	Amount	% of Loans to Total Loans (2)	Amount	% of Loans to Total Loans (2)	Amount	% of Loans to Total Loans (2)	Amount	% of Loans to Total Loans (2)	Amount	% of Loans to Total Loans (2)
	(Dollars In Thousands)
One- to four-family residential and construction	$2,077	8.0%	$2,198	9.2%	$4,195	9.4%	$3,361	10.2%	$6,235	13.5%
Other residential and construction	2,813	17.1	5,396	16.1	3,122	12.2	2,923	13.3	2,678	14.2
Commercial real estate	18,442	28.4	15,716	28.9	14,444	30.3	18,422	32.1	16,935	35.9
Commercial construction	1,690	25.6	2,244	20.3	2,961	19.2	3,412	15.1	4,464	10.6
Other commercial	3,509	8.6	2,976	9.1	3,977	11.5	3,628	13.4	6,449	13.8
Consumer and overdrafts	7,501	12.3	8,245	16.4	7,947	17.4	4,553	15.9	3,349	12.0
Loans covered by loss sharing agreements (1)	—	—	70	—	344	—	941	—	6	—
Acquired loans not covered by loss sharing agreements	460	—	555	—	1,159	—	1,195	—	—	—
Total	$36,492	100.0%	$37,400	100.0%	$38,149	100.0%	$38,435	100.0%	$40,116	100.0%
______________
(1)
Associated with these allowances at December 31, 2017, 2016, 2015, 2014 and 2013, were receivables from the FDIC totaling $-0-, $56,000, $275,000, $753,000 and $5,000, respectively, under the loss sharing agreements which were in place at the time.

(2)	Excludes loans acquired through FDIC-assisted transactions.

The following table sets forth an analysis of activity in the Bank's allowance for losses on loans showing the details of the activity by types of loans.

	December 31,
	2017	2016	2015	2014	2013
	(Dollars In Thousands)

Balance at beginning of period	$37,400	$38,149	$38,435	$40,116	$40,649
Charge-offs:
One- to four-family residential	165	229	80	2,251	2,196
Other residential	488	16	2	1	3,248
Commercial real estate	1,656	5,653	2,584	2,160	9,836
Construction	420	31	329	126	788
Other commercial	1,489	589	1,202	3,286	4,072
Consumer, overdrafts and other loans	11,859	8,751	5,315	4,005	3,312

Total charge-offs	16,077	15,269	9,512	11,829	23,452

Recoveries:
One- to four-family residential	109	58	97	496	113
Other residential	197	52	58	37	43
Commercial real estate	123	1,221	302	3,139	2,412
Construction	546	123	405	181	172
Other commercial	580	327	276	105	1,023
Consumer, overdrafts and other loans	4,514	3,458	2,569	2,039	1,770

Total recoveries	6,069	5,239	3,707	5,997	5,533

Net charge-offs	10,008	10,030	5,805	5,832	17,919
Provision for losses on loans	9,100	9,281	5,519	4,151	17,386

Balance at end of period	$36,492	$37,400	$38,149	$38,435	$40,116
Ratio of net charge-offs to average loans outstanding	0.26%	0.29%	0.20%	0.24%	0.91%

Investment Activities

Excluding securities issued by the United States Government, or its agencies, there were no investment securities in excess of 10% of the Company's stockholders' equity at December 31, 2017, 2016 and 2015, respectively.  Agencies, for this purpose, primarily include Freddie Mac, Fannie Mae, Ginnie Mae and FHLBank.

As of December 31, 2017 and 2016, the Bank held approximately $130,000 and $247,000, respectively, in principal amount of investment securities which the Bank intends to hold until maturity.  As of such dates, these securities had fair values of approximately $131,000 and $258,000, respectively. In addition, as of December 31, 2017 and 2016, the Company held approximately $179.2 million and $213.9 million, respectively, in principal amount of investment securities which the Company classified as available-for-sale. See Notes 1 and 2 of the accompanying audited financial statements included in Item 8 of this Report.

The amortized cost and fair values of, and gross unrealized gains and losses on, investment securities at the dates indicated are summarized as follows.

	December 31, 2017
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)

AVAILABLE-FOR-SALE SECURITIES:
Mortgage-backed securities	$123,300	$871	$1,638	$122,533
States and political subdivisions	53,930	2,716	—	56,646
	$177,230	$3,587	$1,638	$179,179

HELD-TO-MATURITY SECURITIES
States and political subdivisions	$130	$1	$—	$131

	December 31, 2016
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)

AVAILABLE-FOR-SALE SECURITIES:
Mortgage-backed securities	$146,491	$1,045	$1,501	$146,035
States and political subdivisions	64,682	3,163	8	67,837
	$211,173	$4,208	$1,509	$213,872

HELD-TO-MATURITY SECURITIES
States and political subdivisions	$247	$11	$—	$258

	December 31, 2015
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)

AVAILABLE-FOR-SALE SECURITIES:
U.S. government agencies	$20,000	$—	$219	$19,781
Mortgage-backed securities	159,777	2,038	601	161,214
States and political subdivisions	72,951	5,081	1	78,031
Other securities	847	2,983	—	3,830
	$253,575	$10,102	$821	$262,856

HELD-TO-MATURITY SECURITIES
States and political subdivisions	$353	$31	$—	$384

At December 31, 2017, the Company's mortgage-backed securities portfolio consisted of FHLMC securities totaling $47.3 million, FNMA securities totaling $43.6 million and GNMA securities totaling $31.6 million.  At December 31, 2017, $105.6 million of the Company's mortgage-backed securities had variable rates of interest and $16.9 million had fixed rates of interest.

The following tables present the contractual maturities and weighted average tax-equivalent yields of available-for-sale securities at December 31, 2017.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Cost	Tax-Equivalent Amortized Yield	Fair Value
	(Dollars In Thousands)
After one through five years	$813	5.59%	$893
After five through ten years	6,404	4.23%	6,641
After ten years	46,713	4.78%	49,112
Securities not due on a single maturity date	123,300	2.19%	122,533

Total	$177,230	2.96%	$179,179

	One Year or Less	After One Through Five Years	After Five Through Ten Years	After Ten Years	Securities Not Due on a Single Maturity Date	Total

Mortgage-backed securities	$—	$—	$—	$—	$122,533	$122,533
States and political subdivisions	—	893	6,641	49,112	—	56,646

Total	$—	$893	$6,641	$49,112	$122,533	$179,179

The following table presents the contractual maturities and weighted average tax-equivalent yields of held-to-maturity securities at December 31, 2017.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Cost	Tax-Equivalent Amortized Yield	Approximate Fair Value
	(Dollars In Thousands)
After one through five years	$130	6.14%	$131

The following table shows our investments' gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2017, 2016 and 2015, respectively:

	2017
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)

Mortgage-backed securities	$33,862	$(384)	$55,845	$(1,254)	$89,707	$(1,638)
States and political
subdivisions	—	—	—	—	—	—
	$33,862	$(384)	$55,845	$(1,254)	$89,707	$(1,638)

	2016
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)

Mortgage-backed securities	$102,296	$(1,501)	$—	$—	$102,296	$(1,501)
States and political
subdivisions	2,164	(8)	—	—	2,164	(8)
	$104,460	$(1,509)	$—	$—	$104,460	$(1,509)

	2015
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)

U.S. government agencies	$19,781	$(219)	$—	$—	$19,781	$(219)
Mortgage-backed securities	45,146	(348)	9,382	(253)	54,528	(601)
States and political
subdivisions	—	—	909	(1)	909	(1)
	$64,927	$(567)	$10,291	$(254)	$75,218	$(821)

On at least a quarterly basis, the Company evaluates the securities portfolio to determine if an other-than-temporary impairment (OTTI) needs to be recorded.  For debt securities with fair values below carrying value, when the Company does not intend to sell a debt security, and it is more likely than not the Company will not have to sell the security before recovery of its cost basis, it recognizes the credit component of an OTTI of a debt security in earnings and the remaining portion in other comprehensive income.  For held-to-maturity debt securities, the amount of an OTTI recorded in other comprehensive income for the noncredit portion of a previous OTTI is amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security.  During 2017, 2016 and 2015, no securities were determined to have impairment that had become other than temporary.

The Company's consolidated statements of income as of December 31, 2017, 2016 and 2015, reflect the full impairment (that is, the difference between the security's amortized cost basis and fair value) on debt securities that the Company intends to sell or would more likely than not be required to sell before the expected recovery of the amortized cost basis.  For available-for-sale and held-to-maturity debt securities that management has no intent to sell and believes that it more likely than not will not be required to sell prior to recovery, only the credit loss component of the impairment is recognized in earnings, while the noncredit loss is recognized in accumulated other comprehensive income.  The credit loss component recognized in earnings is identified as the amount of principal cash flows not expected to be received over the remaining term of the security as projected based on cash flow projections.
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

Deposits. The Bank attracts both short-term and long-term deposits from the general public by offering a wide variety of accounts and rates and also purchases brokered deposits from time to time. The Bank offers regular savings accounts, checking accounts, various money market accounts, fixed-interest rate certificates with varying maturities, certificates of deposit in minimum amounts of $100,000 ("Jumbo" accounts), brokered certificates and individual retirement accounts.  In 2015, the Bank increased its deposits through internal growth, primarily in interest-bearing demand and savings deposits and non-interest-bearing demand accounts.  Additionally in 2015, the Bank increased its brokered deposits by $110 million.  The deposit growth and cash flows from payments on investment securities were used to fund the Bank's loan growth.  In 2016, the Bank increased its deposits through internal growth and the assumption of deposits in a branch acquisition. Additionally in 2016, the Bank increased its brokered deposits by $40 million.  In 2017, the Bank increased its in interest-bearing demand and savings deposits and non-interest-bearing demand deposits through internal growth.  Additionally in 2017, the Bank decreased its brokered deposits by $64 million and decreased its time deposits in denominations of $100,000 or more by $36 million.

The following table sets forth the dollar amount of deposits, by interest rate range, in the various types of deposit programs offered by the Bank at the dates indicated.

	December 31,
	2017		2016		2015
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars In Thousands)
Time deposits:
0.00% - 0.99%	$254,502	7.07%	$695,738	18.92%	$863,865	26.43%
1.00% - 1.99%	1,006,373	27.98	737,649	20.06	381,956	11.69
2.00% - 2.99%	106,888	2.97	48,777	1.33	39,592	1.21
3.00% - 3.99%	701	0.02	1,119	0.03	1,137	0.03
4.00% - 4.99%	1,108	0.03	1,171	0.03	1,304	0.04
5.00% and above	272	0.01	272	0.01	293	0.01

Total time deposits	1,369,844	38.08	1,484,726	40.38	1,288,147	39.41
Non-interest-bearing demand deposits	661,589	18.39	653,288	17.76	571,629	17.49
Interest-bearing demand and savings deposits (0.32%-0.26%-0.24%)	1,565,711	43.53	1,539,216	41.86	1,408,850	43.10

Total Deposits	$3,597,144	100.00%	$3,677,230	100.00%	$3,268,626	100.00%

A table showing maturity information for the Bank's time deposits as of December 31, 2017, is presented in Note 8 of the accompanying audited financial statements, which are included in Item 8 of this Report.

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

The following table sets forth the time remaining until maturity of the Bank's time deposits as of December 31, 2017. The table is based on information prepared in accordance with generally accepted accounting principles.

	Maturity
	3 Months Or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
	(In Thousands)

Time deposits:
Less than $100,000	$138,272	$100,524	$149,694	$122,574	$511,064
$100,000 or more	144,446	98,950	138,916	211,895	594,207
Brokered	125,203	110,539	2,668	21,561	259,971
Public funds(1)	198	1,613	2,791	—	4,602

Total	$408,119	$311,626	$294,069	$356,030	$1,369,844
_____________________
(1)	Deposits from governmental and other public entities.

Brokered deposits. Brokered deposits are marketed through national brokerage firms to their customers in $1,000 increments. The Bank maintains only one account for the total deposit amount while the detailed records of owners are maintained by the Depository Trust Company under the name of CEDE & Co. The deposits are transferable just like a stock or bond investment and the customer can open the account with only a phone call or an online request. This provides a large deposit for the Bank at a lower operating cost since the Bank only has one account to maintain versus several accounts with multiple interest and maturity dates. At December 31, 2017 and 2016, the Bank had approximately $260.0 million and $324.3 million in brokered deposits, respectively.

Included in the brokered deposits total at December 31, 2017 and 2016, was $34.5 million and $14.0 million, respectively, in Certificate of Deposit Account Registry Service (CDARS) customer deposit accounts.  CDARS customer deposit accounts are accounts that are just like any other deposit account on the Company's books, except that the account total exceeds the FDIC deposit insurance maximum. When a customer places a large deposit with a CDARS Network bank, that bank uses CDARS to place the funds into deposit accounts issued by other banks in the CDARS Network. This occurs in increments of less than the standard FDIC insurance maximum, so that both principal and interest are eligible for complete FDIC protection. Other Network members do the same thing with their customers' funds.  Also included in the brokered deposits total at December 31, 2017 and 2016, was $153.0 million and $147.3 million, respectively, in CDARS purchased funds accounts.  CDARS purchased funds transactions represent an easy, cost-effective source of funding without collateralization or credit limits for the Company.  Purchased funds transactions help the Company obtain large blocks of funding while providing control over pricing and diversity of wholesale funding options.  Purchased funds transactions are obtained through a bid process that occurs weekly, with varying maturity terms.

Unlike non-brokered deposits where the deposit amount can be withdrawn prior to maturity with a penalty for any reason, including increasing interest rates, a brokered deposit (excluding CDARS) can only be withdrawn in the event of the death, or court declared mental incompetence, of the depositor. This allows the Bank to better manage the maturity of its deposits. Currently, the rates offered by the Bank for brokered deposits are somewhat higher than that offered for retail certificates of deposit of similar size and maturity.  Because the Bank had kept higher levels of liquidity since the economic recession began in 2008, we had gradually reduced the amount of brokered deposits (excluding CDARS) utilized since December 31, 2008.  As loan demand began to increase since 2013, we began to gradually increase our usage of brokered deposits again from time to time.

The Company may use interest rate swaps from time to time to manage its interest rate risks from recorded financial liabilities. In the past, the Company entered into interest rate swap agreements with the objective of economically hedging against the effects of changes in the fair value of its liabilities for fixed rate brokered certificates of deposit caused by changes in market interest rates. These interest rate swaps allowed the Company to create funding of varying maturities at a variable rate that in the past has approximated three-month LIBOR.  The Company did not utilize these types of interest rate swaps in 2017, 2016 or 2015.

Borrowings. Great Southern's other sources of funds include advances from the FHLBank, a Qualified Loan Review ("QLR") arrangement with the FRB, customer repurchase agreements and other borrowings.

As a member of the FHLBank, the Bank is required to own capital stock in the FHLBank and is authorized to apply for advances from the FHLBank. Each FHLBank credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLBank may prescribe the acceptable uses for these advances, as well as other risks on availability, limitations on the size of the advances and repayment provisions. At December 31, 2017 and 2016, the Bank's FHLBank advances outstanding were $127.5 million and $31.5 million, respectively.  Additionally, the Bank had outstanding overnight borrowings from the FHLBank of $15.0 million and $171.0 million at December 31, 2017 and 2016, respectively. Because they are overnight borrowings, the $15.0 million and $171.0 million are included in short-term borrowings in the Company's financial statements. The Bank utilized FHLBank advances from time to time to fund loan growth during 2016 and 2017.

The Federal Reserve Bank of St. Louis ("FRBSL") has a QLR program where the Bank can borrow on a temporary basis using commercial loans pledged to the FRBSL. Under the QLR program, the Bank can borrow any amount up to a calculated collateral value of the commercial loans pledged, for virtually any reason that creates a temporary cash need. Examples of this could be: (1) the need to fund for late outgoing wires or cash letter settlements, (2) the need to disburse one or several loans but the permanent source of funds will not be available for a few days; (3) a temporary spike in interest rates on other funding sources that are being used; or (4) the need to purchase a security for collateral pledging purposes a few days prior to the funds becoming available on an existing security that is maturing. The Bank had commercial, consumer and other loans pledged to the FRBSL at December 31, 2017 that would have allowed approximately $528.9 million to be borrowed under the above arrangement.  There were no outstanding borrowings from the FRBSL at December 31, 2017 or 2016 and the facility was not used during 2017 or 2016.

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

In November 2006, Great Southern Capital Trust II ("Trust II"), a statutory trust formed by the Company for the purpose of issuing the securities, issued $25.0 million aggregate liquidation amount of floating rate cumulative trust preferred securities. The Trust II securities bear a floating distribution rate equal to 90-day LIBOR plus 1.60%. The Trust II securities were redeemable at the Company's option beginning in February 2012, and if not sooner redeemed, mature on February 1, 2037. The Trust II securities were sold in a private transaction exempt from registration under the Securities Act of 1933, as amended. The gross proceeds of the offering were used to purchase Junior Subordinated Debentures from the Company totaling $25.8 million and bearing an interest rate identical to the distribution rate on the Trust II securities. The initial interest rate on the Trust II debentures was 6.98%. The interest rate was 2.98% and 2.49% at December 31, 2017 and 2016, respectively.

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

In 2013, the Company entered into two interest rate cap agreements for a portion of its Junior Subordinated Debentures associated with its trust preferred securities.  The term of these agreements was four years with a termination date in August 2017.  Under the agreements, with notional amounts of $25.0 million and $5.0 million, respectively, the Company paid interest on its Junior Subordinated Debentures in accordance with the original terms at a floating rate based on LIBOR.  Should interest have risen above a certain threshold, the counterparty was to reimburse the Company for interest paid such that the Company would have an effective interest rate on the portion of its Junior Subordinated Debentures no higher than 2.37% for the first agreement and no higher than 2.17% on the second agreement.  The effective portion of the gain or loss on the derivative was reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.  The fair value of the interest rate caps at December 31, 2017 and 2016 was $-0- and $40,000, respectively.  The $5.0 million notional interest rate cap agreement was terminated when the Company purchased the related trust preferred securities in July 2015.
On August 8, 2016, the Company completed the public offering and sale of $75.0 million of its subordinated notes.  The notes are due August 15, 2026, and have a fixed interest rate of 5.25% until August 15, 2021, at which time the rate becomes floating at a rate equal to three-month LIBOR plus 4.087%.  The Company may call the notes at par beginning on August 15, 2021, and on any scheduled interest payment date thereafter.  The notes were sold at par, resulting in net proceeds, after underwriting discounts and commissions, legal, accounting and other professional fees, of approximately $73.5 million.  Total debt issuance costs, totaling approximately $1.5 million, were deferred and are being amortized over the expected life of the notes, which is 10 years.  Amortization of the debt issuance costs during the years ended December 31, 2017 and 2016, totaled $151,000 and $64,000, respectively, and is included in interest expense on subordinated notes in the consolidated statements of income, resulting in an imputed interest rate of 5.47%.
The following table sets forth the maximum month-end balances, average daily balances and weighted average interest rates of FHLBank advances during the periods indicated.

	Year Ended December 31,
	2017	2016	2015
	(Dollars In Thousands)

FHLBank Advances:
Maximum balance	$174,000	$292,538	$263,546
Average balance	93,524	68,325	175,873
Weighted average interest rate	1.62%	1.78%	0.97%

The following table sets forth certain information as to the Company's FHLBank advances at the dates indicated.

	December 31,
	2017	2016	2015
	(Dollars In Thousands)

FHLBank advances	$127,500	$31,452	$263,546

Weighted average interest rate of FHLBank advances	1.53%	3.30%	0.76%

The following tables set forth the maximum month-end balances, average daily balances and weighted average interest rates of other borrowings during the periods indicated.

	Year Ended December 31, 2017
	Maximum Balance	Average Balance	Weighted Average Interest Rate
	(Dollars In Thousands)
Other Borrowings:
Securities sold under reverse repurchase agreements	$150,703	$120,475	0.04%
Overnight borrowings -- FHLBank	184,000	64,448	1.09
Other	1,665	1,441	—

Total		$186,364	0.40%
Total maximum month-end balance	297,357

	Year Ended December 31, 2016
	Maximum Balance	Average Balance	Weighted Average Interest Rate
	(Dollars In Thousands)
Other Borrowings:
Securities sold under reverse repurchase agreements	$139,044	$123,002	0.04%
Overnight borrowings -- FHLBank	400,200	203,575	0.54
Other	1,323	1,081	—

Total		$327,658	0.35%
Total maximum month-end balance	523,078

	Year Ended December 31, 2015
	Maximum Balance	Average Balance	Weighted Average Interest Rate
	(Dollars In Thousands)
Other Borrowings:
Securities sold under reverse repurchase agreements	$218,191	$185,852	0.03%
Overnight borrowings -- FHLBank	25,000	4,885	0.30
Other	1,418	1,318	—

Total		$192,055	0.03%
Total maximum month-end balance	219,504

The following tables set forth year-end balances and weighted average interest rates of the Company's other borrowings at the dates indicated.

	December 31,
	2017		2016		2015
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
	(Dollars In Thousands)
Other borrowings:
Securities sold under reverse repurchase agreements	$80,531	0.05%	$113,700	0.04%	$116,182	0.04%
Overnight borrowings -- FHLBank	15,000	1.63	171,000	0.53	—	—
Other	1,604	—	1,323	—	1,295	—

Total	$97,135	0.30%	$286,023	0.33%	$117,477	0.04%

The following table sets forth the maximum month-end balances, average daily balances and weighted average interest rates (including cost of related interest rate caps) of subordinated debentures issued to capital trusts during the periods indicated.

	Year Ended December 31,
	2017	2016	2015
	(Dollars In Thousands)
Subordinated debentures:
Maximum balance	$25,774	$25,774	$30,929
Average balance	25,774	25,774	28,754
Weighted average interest rate	3.68%	3.12%	2.48%

The following table sets forth certain information as to the Company's subordinated debentures issued to capital trusts at the dates indicated.

	December 31,
	2017	2016	2015
	(Dollars In Thousands)

Subordinated debentures	$25,774	$25,774	$25,774
Weighted average interest rate of subordinated debentures	2.98%	2.49%	1.93%

The following table sets forth the maximum month-end balances, average daily balances and weighted average interest rates of subordinated notes during the periods indicated.

	Year Ended December 31,
	2017	2016	2015
	(Dollars In Thousands)
Subordinated notes:
Maximum balance	$73,688	$73,537	$—
Average balance	73,613	28,526	—
Weighted average interest rate	5.57%	5.53%	—%

The following table sets forth certain information as to the Company's subordinated notes at the dates indicated.

	December 31,
	2017	2016	2015
	(Dollars In Thousands)

Subordinated notes	$73,688	$73,537	$—
Weighted average interest rate of subordinated debentures	5.57%	5.45%	—%

Subsidiaries

Great Southern. As a Missouri-chartered trust company, Great Southern may invest up to 3%, which was equal to $132.0 million at December 31, 2017, of its assets in service corporations.  At December 31, 2017, the Bank's total investment in Great Southern Real Estate Development Corporation ("Real Estate Development") was $2.7 million. Real Estate Development was incorporated and organized in 2003 under the laws of the State of Missouri.  At December 31, 2017, the Bank's total investment in Great Southern Financial Corporation ("GSFC") was $6.2 million. GSFC is incorporated under the laws of the State of Missouri, and has not had any business activity since November 30, 2012, when it sold Great Southern Insurance and Great Southern Travel.  At December 31, 2017, the Bank's total investment in Great Southern Community Development Company, L.L.C. ("CDC") and its subsidiary Great Southern CDE, L.L.C. ("CDE") was $706,000. CDC and CDE were formed in 2010 under the laws of the State of Missouri. At December 31, 2017, the Bank's total investment in GS, L.L.C. ("GSLLC") was $34.3 million. GSLLC was formed in 2005 under the laws of the State of Missouri.  At December 31, 2017, the Bank's total investment in GSSC, L.L.C. ("GSSCLLC") was $20.9 million. GSSCLLC was formed in 2009 under the laws of the State of Missouri.  At December 31, 2017, the Bank's total investment in GSRE Holding, L.L.C. ("GSRE Holding") was $1.5 million.  GSRE Holding was formed in 2009 under the laws of the State of Missouri.  At December 31, 2017, the Bank's total investment in GSRE Holding II, L.L.C. ("GSRE Holding II") was $-0-.  GSRE Holding II was formed in 2009 under the laws of the State of Missouri.  At December 31, 2017, the Bank's total investment in GSRE Holding III, L.L.C. ("GSRE Holding III") was $-0-.  GSRE Holding III was formed in 2012 under the laws of the State of Missouri.  At December 31, 2017, the Bank's total investment in GSTC Investments, L.L.C. ("GSTCLLC") was $1.0 million.  GSTCLLC was formed in 2016 under the laws of the State of Missouri.  These subsidiaries are primarily engaged in the activities described below.  In addition, Great Southern has four other subsidiary companies that are not considered service corporations, GSB One, L.L.C., GSB Two, L.L.C., VFP Conclusion Holding, L.L.C. and VFP Conclusion Holding II, L.L.C.  These companies are also described below.

Great Southern Real Estate Development Corporation. Generally, the purpose of Real Estate Development is to hold real estate assets which have been obtained through foreclosure by the Bank and which require ongoing operation of a business or completion of construction. During 2017, Real Estate Development did not hold any real estate assets related to foreclosed property.  During 2016, Real Estate Development held real estate assets related to one foreclosed property which the Company obtained and sold during the year.  Real Estate Development had net losses of $(2,000) and $(674,000) in the years ended December 31, 2017 and 2016, respectively.

Great Southern Community Development Company, L.L.C. and Great Southern CDE, L.L.C. Generally, the purpose of CDC is to invest in community development projects that have a public benefit, and are permissible under Missouri and Kansas law.  These include such activities as investing in real estate and investing in other community development entities.  It also serves as parent to subsidiary CDE which invests in limited liability entities for the purpose of acquiring federal tax credits to be utilized by Great Southern.  CDC had consolidated net losses of $-0- and $(245,000) in the years ended December 31, 2017 and 2016, respectively.

GS, L.L.C. GSLLC was organized in 2005.  GSLLC is a limited liability company that invests in multiple limited liability entities for the purpose of acquiring state and federal tax credits which are utilized by Great Southern.  GSLLC had net losses of $(2.1 million) and $(1.1 million) in the years ended December 31, 2017 and 2016, respectively, which primarily resulted from the cost to acquire tax credits.  These losses were offset by the tax credits utilized by Great Southern.

GSSC, L.L.C. GSSCLLC was organized in 2009.  GSSCLLC is a limited liability company that invests in multiple limited liability entities for the purpose of acquiring state tax credits which are utilized by Great Southern or sold to third parties.  GSSCLLC had net income of $112,000 and $124,000 in the years ended December 31, 2017 and 2016, respectively.

GSRE Holding, L.L.C. Generally, the purpose of GSRE Holding is to hold real estate assets which have been obtained through foreclosure by the Bank and which require ongoing operation of a business or completion of construction.  At December 31, 2017, GSRE Holding held only cash of $1.5 million.  GSRE Holding had net losses of $(2,000) in each of the years ended December 31, 2017 and 2016.

GSRE Holding II, L.L.C. Generally, the purpose of GSRE Holding II is to hold real estate assets which have been obtained through foreclosure by the Bank and which require ongoing operation of a business or completion of construction. In 2017 and 2016, GSRE Holding II did not hold any significant real estate assets. GSRE Holding II had net income of $-0- in each of the years ended December 31, 2017 and 2016.

GSRE Holding III, L.L.C. Generally, the purpose of GSRE Holding III is to hold real estate assets which have been obtained through foreclosure by the Bank and which require ongoing operation of a business or completion of construction. In 2017 and 2016, GSRE Holding III did not hold any significant real estate assets. GSRE Holding III had net income of $-0- in each of the years ended December 31, 2017 and 2016.

GSTC Investments, L.L.C. GSTCLLC was organized in 2016.  GSTCLLC is a limited liability company that invests in multiple limited liability entities for the purpose of acquiring state and federal tax credits which are utilized by Great Southern.  GSTCLLC had net income of $-0- in each of the years ended December 31, 2017 and 2016.

GSB One, L.L.C. At December 31, 2017, the Bank's total investment in GSB One, L.L.C. ("GSB One") and GSB Two, L.L.C. ("GSB Two") was $1.14 billion.  The capital contribution was made by transferring participations in loans to GSB Two.  GSB One is a Missouri limited liability company that was formed in March of 1998.  Currently the only activity of this company is the ownership of GSB Two.

GSB Two, L.L.C. This is a Missouri limited liability company that was formed in March of 1998.  GSB Two is a real estate investment trust ("REIT"). It holds participations in real estate mortgages from the Bank.  The Bank continues to service the loans in return for a management and servicing fee from GSB Two.  GSB Two had net income of $54.5 million and $57.7 million in the years ended December 31, 2017 and 2016, respectively.

VFP Conclusion Holding, L.L.C. VFP Conclusion Holding, L.L.C. ("VFP") is a Missouri limited liability company that was formed in August of 2011.  Generally, the purpose of VFP is to hold real estate assets which have been obtained through foreclosure by the Bank.  The real estate assets obtained through foreclosure were formerly collateral for a participation loan sold by the Bank.  The Bank has a 50 percent interest in VFP and at December 31, 2017 its investment totaled $4.2 million.  Two other entities also have interests in VFP as a result of their participation in the loan sold by the Bank.  VFP had net income of $-0- and $6,000 in the years ended December 31, 2017 and 2016, respectively.

VFP Conclusion Holding II, L.L.C. VFP Conclusion Holding II, L.L.C. ("VFP II") is a Missouri limited liability company that was formed in September of 2012.  Generally, the purpose of VFP II is to hold real estate assets which have been obtained through foreclosure by the Bank.  The real estate assets obtained through foreclosure were formerly collateral for a participation loan sold by the Bank.  The Bank has a 50 percent interest in VFP II and at December 31, 2017 its investment totaled $2.2 million.  One other entity also has an interest in VFP II as a result of its participation in the loan sold by the Bank.  VFP II had net income of $-0- and $3,000 for the years ended December 31, 2017 and 2016, respectively.

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

The Company encounters strong competition in attracting deposits throughout its six-state retail footprint.  The Company attracts a significant amount of deposits through its branch offices primarily from the communities in which those branch offices are located.  Of our total 104 branch offices at the end of 2017, 70.1% of our deposit franchise dollars were located in Missouri, where our total market share at June 30, 2017, was 1.4%, or ninth in the state (based on FDIC market share deposits). The financial institutions with the top three market share positions in Missouri at June 30, 2017, were U.S. Bank, Bank of America and Scottrade Bank, which had a combined market share of 27.7%.  We also have branch offices in the states of Iowa, Minnesota, Kansas, Nebraska and Arkansas which make up 15.8%, 7.3%, 4.6%, 1.6%, and 0.6% of our total deposit franchise dollars, respectively (based on our total deposits as of December 31, 2017).  The Company's market share in its primary metropolitan statistical areas was as follows at June 30, 2017:

Metropolitan Statistical Area	Number of Branch Offices	Percentage of Total Market Share	Rank	Institution with Leading Market Share Position
Springfield, MO	19	13.4%	1	Great Southern Bank
Sioux City, IA-NE-SD	6	5.5%	4	Security National Bank of Sioux City
Davenport/Moline/Rock Island, IA-IL	5	1.1%	19	Wells Fargo Bank
Des Moines/West Des Moines, IA	4	0.5%	31	Wells Fargo Bank
St. Louis, MO-IL	19	0.5%	26	Scottrade Bank
Kansas City, MO-KS	9	0.4%	36	UMB Bank
Omaha/ Council Bluffs, NE-IA	4	0.2%	45	First National Bank of Omaha
Fayetteville/Springdale/Rogers, AR-MO	2	0.2%	32	Arvest Bank
Minneapolis/St. Paul/Bloomington, MN-WI	4	0.1%	30	Wells Fargo Bank

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

Employees

At December 31, 2017, the Company and its affiliates had a total of 1,225 employees, including 290 part-time employees.  None of the Company's employees are represented by any collective bargaining agreement.  Management considers its employee relations to be good.

Government Supervision and Regulation

General

The Company and its subsidiaries are subject to supervision and examination by applicable federal and state banking agencies.  The earnings of the Company's subsidiaries, and therefore the earnings of the Company, are affected by general economic conditions, management policies, federal and state legislation, and actions of various regulatory authorities, including the Board of Governors of the Federal Reserve System, often referred to as the Federal Reserve Board (the "FRB"), the Federal Deposit Insurance Corporation (the "FDIC") and  the Missouri Division of Finance (the "MDF").  The following is a brief summary of certain aspects of the regulation of the Company and the Bank and does not purport to fully discuss such regulation.  Such regulation is intended primarily for the protection of depositors and the Deposit Insurance Fund (the "DIF"), and not for the protection of stockholders.

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

•	Require capital rules and apply to bank holding companies and banks
•	Change the assessment base for federal deposit insurance from the amount of insured deposits to consolidated average assets less Tier 1 capital.
•
Increase the minimum ratio of net worth to insured deposits of the Deposit Insurance Fund from 1.15% to 1.35% and require the FDIC, in setting assessments, to offset the effect of the increase on institutions with assets of less than $10 billion.

•
Set out new disclosure and other requirements relating to executive compensation and corporate governance and a prohibition on compensation arrangements that encourage inappropriate risks or that could provide excessive compensation.

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

Certain aspects of the Dodd-Frank Act remain subject to rulemaking and take effect over a number of years. Provisions in the legislation that affect deposit insurance assessments, and payment of interest on demand deposits could increase the costs associated with deposits. The capital requirements for the Company and the Bank could require the Company and the Bank to seek additional sources of capital in the future. See "Capital" below.

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

The Bank Holding Company Act also prohibits a financial holding company generally from engaging directly or indirectly in activities other than those involving banking, activities closely related to banking that are permitted for a bank holding company, and certain securities, insurance and merchant banking activities.

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

Dividends

The FRB has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the FRB's view that a bank holding company should pay cash dividends only to the extent that its net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the holding company's capital needs, asset quality and overall financial condition.  The FRB also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends.  Furthermore, a bank holding company may be prohibited from paying any dividends if the holding company's bank subsidiary is not adequately capitalized, and dividends payable by a bank holding company and its depository institutions subsidiaries can be restricted if the capital conservation buffer requirement is not met.  See "Capital" below.

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

Capital

Effective January 1, 2015 (with some changes phased in over several years), the Company and the Bank became subject to new capital regulations adopted by the FRB and the FDIC, which established minimum required ratios for common equity Tier 1 ("CET1") capital, Tier 1 capital and total capital and the  minimum leverage ratio; set forth the risk-weightings of  assets and certain off-balance sheet items for purposes of the risk-based capital ratios; require an additional capital conservation buffer over the required risk-based capital ratios, and define what qualifies as capital for purposes of meeting the capital requirements.

Under the capital regulations, the minimum capital ratios are: (1) a CET1 capital ratio of 4.5% of risk-weighted assets; (2) a Tier 1 capital ratio of 6.0% of risk-weighted assets; (3) a total risk-based capital ratio of 8.0% of risk-weighted assets; and (4) a leverage ratio (the ratio of Tier 1 capital to average total adjusted assets) of 4.0%.  CET1 generally consists of common stock; retained earnings; accumulated other comprehensive income ("AOCI") unless an institution has elected to exclude AOCI from regulatory capital; and certain minority interests; all subject to applicable regulatory adjustments and deductions. Tier 1 capital generally consists of CET1 and noncumulative perpetual preferred stock.  Tier 2 capital generally consists of other preferred stock and subordinated debt meeting certain conditions plus an amount of the allowance for loan and lease losses up to 1.25% of assets.  Total capital is the sum of Tier 1 and Tier 2 capital.

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

In addition to the minimum CET1, Tier 1 and total capital ratios, the Company and the Bank must maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses.  The capital conservation buffer requirement began to be phased in on January 1, 2016, when a buffer greater than 0.625% of risk-weighted assets was required, which amount increases each year until the buffer requirement is fully implemented on January 1, 2019.

Under the FDIC's prompt corrective action standards, in order to be considered well-capitalized, the Bank must have a ratio of CET1 capital to risk-weighted assets of 6.5%, a ratio of Tier 1 capital to risk-weighted assets of 8%, a ratio of total capital to risk-weighted assets of 10%, and a leverage ratio of 5%; and must not be subject to any written agreement, order, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure.  In order to be considered adequately capitalized, an institution must have the minimum capital ratios described above.  As of December 31, 2017, the Bank was "well-capitalized." An institution that is not well-capitalized is subject to certain restrictions on brokered deposits and interest rates on deposits.

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

To be considered "well capitalized," a bank holding company must have, on a consolidated basis, a total risk-based capital ratio of 10.0% or greater and a Tier 1 risk-based capital ratio of 6.0% or greater and must not be subject to an individual order, directive or agreement under which the FRB requires it to maintain a specific capital level.  As of December 31, 2017, the Company was "well-capitalized."

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

Although we continue to evaluate the impact that the capital rules have on the Company and the Bank, we anticipate that the Company and the Bank will remain well-capitalized, and will continue to meet the capital conservation buffer requirement.
Insurance of Accounts and Regulation by the FDIC

Great Southern is a member of the DIF, which is administered by the FDIC.  Deposits are insured up to the applicable limits by the FDIC, backed by the full faith and credit of the United States Government.  The general deposit insurance limit is $250,000.

The FDIC assesses deposit insurance premiums on all FDIC-insured institutions quarterly based on annualized rates.  These premiums are assessed on an institution's total assets minus its tangible equity.  Under these rules, effective July 1, 2016,  assessment rates for an institution with total assets of less than $10 billion are determined by weighted average CAMELS composite ratings and certain financial ratios, and range from 3.0 to 30.0 basis, subject to certain adjustments. In an emergency, the FDIC may also impose a special assessment.

The FDIC also collects assessments from insured institutions to service the debt on bonds issued during the 1980s to resolve the thrift bailout.  For the quarter ended December 31, 2017, the assessment rate was 0.54 basis points applied to the same assessment base as is used for deposit insurance assessments.

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

Federal Reserve System

The FRB requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits.  At December 31, 2017, the Bank was in compliance with these reserve requirements.

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

As a member, Great Southern is required to purchase and maintain stock in the FHLBank of Des Moines in an amount equal to the greater of 1% of its outstanding home loans or 5% of its outstanding FHLBank advances.  At December 31, 2017, Great Southern had $11.2 million in FHLBank stock, which was in compliance with this requirement.  In past years, the Bank has received dividends on its FHLBank stock. Over the past five years, such dividends have averaged 3.53% and were 3.63% for the year ended December 31, 2017.

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

Bad Debt Deduction

As of December 31, 2017 and 2016, retained earnings included approximately $17.5 million for which no deferred income tax liability has been recognized.  This amount represents an allocation of income to bad debt deductions for tax purposes only for tax years prior to 1988. If the Bank were to liquidate, the entire amount would have to be recaptured and would create income for tax purposes only, which would be subject to the then-current corporate income tax rate.  The unrecorded deferred income tax liability on the above amount was approximately $3.9 million and $6.5 million at December 31, 2017 and 2016, respectively.

The Bank is required to follow the specific charge-off method which only allows a bad debt deduction equal to actual charge-offs, net of recoveries, experienced during the fiscal year of the deduction. In a year where recoveries exceed charge-offs, the Bank would be required to include the net recoveries in taxable income.

Interest Deduction

In the case of a financial institution, such as the Bank, no deduction is allowed for the pro rata portion of its interest expense which is allocable to tax-exempt interest on obligations acquired after August 7, 1986. A limited class of tax-exempt obligations acquired after August 7, 1986 will not be subject to this complete disallowance rule.  For certain tax exempt obligations issued in 2009 and 2010, an amount of tax-exempt obligations that are not generally considered part of the "limited class of tax-exempt obligations" noted above may be treated as part of the "limited class of tax-exempt obligations" to the extent of two percent of a financial institutions total assets. For tax-exempt obligations acquired after December 31, 1982 and before August 8, 1986 and for obligations acquired after August 7, 1986 that are not subject to the complete disallowance rule, 80% of interest incurred to purchase or carry such obligations will be deductible. No portion of the interest expense allocable to tax-exempt obligations acquired by a financial institution before January 1, 1983, which is otherwise deductible, will be disallowed. There are two significant changes for bonds issued in 2009 and 2010 which include (1) the annual limit for bonds that may be designated as bank qualified is increased from $10 million to $30 million and (2) the annual limitation is considered at the organization level rather than the issuer level. The interest expense disallowance rules cited above have not significantly impacted the Bank.

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

During 2016, the Bank and the FDIC reached an agreement to terminate the loss sharing agreements associated with the 2009 and 2011 acquisition transactions.  During 2017, the Bank and the FDIC reached an agreement to terminate the loss sharing agreements associated with the 2012 acquisition transaction.

Alternative Minimum Tax

Through 2017, corporations generally are subject to a 20% corporate alternative minimum tax ("AMT"). A corporation must pay the AMT to the extent it exceeds that corporation's regular federal income tax liability The AMT is imposed on "alternative minimum taxable income," defined as taxable income with certain adjustments and tax preference items, less any available exemption. Such adjustments and items include, but are not limited to, (i) net interest received on certain tax-exempt bonds issued after August 7, 1986; and (ii) 75% of the difference between adjusted current earnings and alternative minimum taxable income, as otherwise determined with certain adjustments. Net operating loss carryovers may be utilized, subject to adjustment, to offset up to 90% of the alternative minimum taxable income, as otherwise determined.  Any AMT paid may be credited against future regular federal income tax liabilities to the extent the regular federal income tax liability exceeds the AMT liability.  In addition, certain credits may be used to reduce AMT obligations.  The Company has invested in certain partnerships that generate tax credits (low-income housing and rehabilitation tax credits) that may be used to reduce their AMT.

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

The Bank also has full service offices in Kansas, Iowa, Minnesota, Nebraska and Arkansas, and has commercial loan production offices in Texas, Oklahoma and Illinois.  As a result, the Bank is subject to franchise and income taxes that are imposed on the corporation's taxable income attributable to those states.

As a Maryland corporation, the Company is required to file an annual report with and pay an annual fee to the State of Maryland.

Examinations

The Company and its consolidated subsidiaries have not been audited recently by the Internal Revenue Service (IRS) and, as such, tax years through December 31, 2005, have been closed without audit.  The Company, through one of its subsidiaries, is a partner in two partnerships which have been under Internal Revenue Service examination for 2006 and 2007.  As a result, the Company's 2006 and subsequent tax years remain open for examination.  The examinations of these partnerships advanced during 2016 and 2017.  One of the partnerships has advanced to Tax Court and has entered a Motion for Entry of Decision with an agreed upon settlement.  The other partnership examination was recently completed by the IRS with no change impacting the Company's tax position.  The Company does not currently expect significant adjustments to its financial statements from the partnership matter at the Tax Court.

The Company is currently under State of Missouri income and franchise tax examinations for its 2014 through 2015 tax years. The Company does not currently expect significant adjustments to its financial statements from this state examination.  During 2017, the Company settled its appeal with the Kansas Department of Revenue.  The settlement did not result in any significant adjustments to the Company's financial statements.

Tax Reform

In the fourth quarter of 2017 the Company re-measured its deferred tax assets and liabilities as a result of the enactment of the new tax law "H.R.1," originally known as the "Tax Cuts and Jobs Act" (the "Tax Reform Legislation").  Enactment occurred on December 22, 2017.  The Tax Reform Legislation became effective January 1, 2018 and modifies the tax law in many ways.  The centerpiece of the Tax Reform Legislation is the reduction of the federal corporate income tax rate from 35% to 21%.  All deferred tax items as of December 22, 2017 needed to be re-valued using the new federal corporate income tax rate of 21%.  As a result, income tax expense recorded in 2017 included a $2.1 million reduction to deferred income tax expense.

The SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118") to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Legislation.  The Company has recognized the provisional tax impact related to the revaluation of deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the year ended December 31, 2017.  The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Reform Legislation.  The accounting is expected to be complete when the Company's 2017 U.S. corporate income tax return is filed in 2018.

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
The United States experienced a severe economic recession in 2008 and 2009.  While economic growth has resumed, the rate of this growth generally has been slow through 2017.  Many lending institutions, including us, experienced declines in the performance of their loans, including construction loans and commercial real estate loans, during the economic recession and for a few years after.  In addition, the values of real estate collateral supporting many loans declined.  The values of real estate collateral may increase or decrease over time and are subject to many factors.  At times in the past, bank and bank holding company stock prices have been negatively affected, as has the ability of banks and bank holding companies to raise capital and borrow in the debt markets. Conditions such as these may have a material adverse effect on our financial condition and results of operations. In addition, as a result of the foregoing factors, there is a potential for new laws and regulations regarding lending and funding practices and capital and liquidity standards (some of which have already been proposed or implemented), and bank regulatory agencies have been and are expected to continue to be very aggressive in responding to concerns and trends identified in examinations.
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
Since our business is primarily concentrated in Missouri, Iowa, Kansas and Minnesota, a significant downturn in these state or local economies, particularly in St. Louis and the Springfield, Mo. area, may adversely affect our business.  We also have originated a significant dollar amount of loans in Texas and Oklahoma from our commercial loan offices in Dallas and Tulsa.  A significant downturn in these state economies may adversely affect our business.
Our lending and deposit gathering activities historically were concentrated primarily in the Springfield and southwest Missouri areas. Our success continues to depend heavily on general economic conditions in Springfield and the surrounding areas.  Although we believe the economy in these areas has recently been favorable relative to other areas, we do not know whether these conditions will continue.  Until the past couple of years, our greatest concentration of loans and deposits has traditionally been in the Greater Springfield area. With a population of approximately 459,000, the Greater Springfield area is the third largest metropolitan area in Missouri.  At December 31, 2017, approximately $385.6 million of our loan portfolio (excluding those loans acquired in FDIC-assisted transactions) consisted of loans to borrowers in or secured by properties in the Springfield, Missouri metropolitan area.
Contiguous to Springfield is the Branson, Mo. area, which is a vacation and entertainment center, attracting tourists to its lakes, theme parks, resorts, country music and novelty shows and other recreational facilities.  The Branson area experienced rapid growth in the early 1990s, with stable to slightly negative growth trends occurring in the late 1990s and into the early 2000s.  Branson experienced growth again in the late 2000s as a result of a large retail, hotel, and convention center project which was constructed in Branson's historic downtown.  In addition, several large national retailers opened new stores in Branson.  In 2010 through 2017, Branson experienced some negative growth trends with fewer visitors and the closing of some motels and shows.  Residential construction has been very limited in the past few years and little net growth has occurred in Branson's commercial real estate market segments.  At December 31, 2017, approximately $78.1 million of our loan portfolio (excluding those loans acquired in FDIC-assisted transactions) consisted of loans to borrowers in or secured by properties in the two-county region that includes the Branson area.
In addition to the concentrations in the southwest Missouri area, we also now have our largest concentration of loans to borrowers in or secured by properties in the St. Louis, Mo. metropolitan area.  At December 31, 2017, approximately $674.0 million of our loan portfolio consisted of loans for apartments, condominiums, residential and commercial land developments, industrial revenue bonds and other types of commercial properties in the St. Louis, Mo. metropolitan area.

In addition to the concentrations previously discussed, we also have a concentration of loans to borrowers in or secured by properties in the States of Texas and Oklahoma.  At December 31, 2017, approximately $369.6 million and $256.7 million of our loan portfolio consisted of loans primarily for various types of commercial real estate in the States of Texas and Oklahoma, respectively.
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
Adverse changes in regional and general economic conditions could reduce our growth rate, impair our ability to collect loans, increase loan delinquencies, increase problem assets and foreclosures, increase claims and lawsuits, decrease demand for our products and services, and decrease the value of collateral for loans, especially real estate, thereby having a material adverse effect on our financial condition and results of operations.  Real estate values can also be affected by governmental rules or policies and natural disasters.
Our loan portfolio possesses increased risk due to our relatively high concentration of commercial and residential construction, commercial real estate, multi-family and other commercial loans.
Our commercial and residential construction, commercial real estate, multi-family and other commercial loans accounted for approximately 78.1% of our total loan portfolio as of December 31, 2017.  Generally, we consider these types of loans to involve a higher degree of risk compared to first mortgage loans on one- to four-family, owner-occupied residential properties. At December 31, 2017, we had $927.0 million of loans secured by apartments, $483.1 million of loans secured by retail-related projects, $385.5 million of loans secured by office/warehouse facilities, $247.8 million of loans secured by healthcare facilities, and $123.0 million of loans secured by motels/hotels, which are particularly sensitive to certain risks, including the following:
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
Our loan portfolio also possesses increased risk due to our concentration in consumer loans.
Consumer loans have grown from approximately $220.7 million, or 10.9% of our total loan portfolio as of December 31, 2012, to $535.9 million (this total includes $115.4 million of home equity loans), or 11.7% of our total loan portfolio as of December 31, 2017.  Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciable assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower's continuing financial strength, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state consumer bankruptcy and insolvency laws, may limit the amount which can be recovered on these loans. These loans may also give rise to claims and defenses by a consumer loan borrower against an assignee of these loans such as the Bank, and a borrower may be able to assert against the assignee claims and defenses which it has against the seller of the underlying collateral.
The vast majority of our consumer loans are secured by automobiles and, to a lesser extent, boats, recreational vehicles and manufactured homes, most of which are made by us indirectly through dealers in these products.  Through these dealer relationships, the dealer completes the application with the consumer and then submits it to us for credit approval.  As a result, we have limited personal contact with the borrower, which creates an additional risk element for us.
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
Our earnings are largely dependent upon our net interest income.  Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies, in particular, the FRB. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings, but these changes could also affect our ability to originate loans and obtain deposits, the fair values of our financial assets and liabilities and the average duration of our loan and mortgage-backed securities portfolios.  If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. In addition, a substantial portion of our loans (approximately 45.9% of our total loan portfolio as of December 31, 2017) have adjustable rates of interest.  While the higher payment amounts we would receive on these loans in a rising interest rate environment may increase our interest income, some borrowers may be unable to afford the higher payment amounts, which may result in a higher rate of default.  Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.
We generally seek to maintain a neutral position in terms of the volume of assets and liabilities that mature or re-price during any period.  As such, we have adopted asset and liability management strategies to attempt to minimize the potential adverse effects of changes in interest rates on net interest income, primarily by altering the mix and maturity of fixed-rate and variable-rate loans, investments and funding sources, including interest rate derivatives, so that we may reasonably maintain the Company's net interest income and net interest margin.  However, interest rate fluctuations, the level and shape of the interest rate yield curve, maintaining excess liquidity levels, loan prepayments, loan production and deposit flows are constantly changing and influence the ability to maintain a neutral position.  Accordingly, we may not be successful in maintaining a neutral position and, as a result, our net interest margin may be adversely impacted.
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
Due to the high level of competition for deposits in our markets, we have from time to time utilized a sizable amount of certificates of deposit obtained through deposit brokers and advances from the Federal Home Loan Bank of Des Moines to help fund our asset base. Brokered deposits are marketed through national brokerage firms that solicit funds from their customers for deposit in banks, including our bank.  Brokered deposits and Federal Home Loan Bank advances may generally be more sensitive to changes in interest rates and volatility in the capital markets than retail deposits attracted through our branch network, and our reliance on these sources of funds increases the sensitivity of our portfolio to these external factors.  Our brokered deposits and Federal Home Loan Bank advances totaled $225.5 million and $127.5 million at December 31, 2017, compared with $310.3 million and $31.5 million at December 31, 2016.  In addition to the Federal Home Loan Bank advances included here, we had overnight borrowings from the Federal Home Loan Bank totaling $15.0 million at December 31, 2017.  These overnight borrowings are included in short-term borrowings in the Company's consolidated financial statements.  We expect to continue to utilize brokered deposits from time to time as a supplemental funding source.  In addition to these brokered deposit totals at December 31, 2017 and 2016, were Great Southern Bank customer deposits totaling $34.5 million and $14.0 million, respectively, which were part of the CDARS program which allows bank customers to maintain balances in an insured manner that would otherwise exceed the FDIC deposit insurance limit.  The FDIC considers these customer accounts to be brokered deposits due to the fees paid in the CDARS program.
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
Certain Federal Home Loan Banks, including the Federal Home Loan Bank of Des Moines, have experienced lower earnings from time to time and paid out lower dividends to their members.  Future problems at the Federal Home Loan Banks may impact the collateral necessary to secure borrowings and limit the borrowings extended to its member banks, as well as require additional capital contributions by its member banks.  Should this occur, our short term liquidity needs could be negatively impacted.  Should Great Southern be restricted from using FHLBank advances due to weakness in the system or with the FHLBank of Des Moines, Great Southern may be forced to find alternative funding sources. These alternative funding sources may include the utilization of existing lines of credit with third party banks or the Federal Reserve Bank along with seeking other lines of credit, borrowing under repurchase agreement lines, increasing deposit rates to attract additional funds, accessing additional brokered deposits, or selling loans or investment securities in order to maintain adequate levels of liquidity.  At December 31, 2017, the Bank owned $11.2 million of stock in the FHLBank of Des Moines, which declared and paid an annualized dividend approximating 4.00% during the fourth quarter of 2017.  The FHLBank of Des Moines may eliminate or reduce dividend payments at any time in the future in order for it to maintain or restore its retained earnings.
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

•
To finance an acquisition, we may borrow funds, thereby increasing our leverage and diminishing our liquidity, or raise additional capital, which could dilute the interests of our existing stockholders; and

•
We may not be able to continue to sustain our past rate of growth or to grow at all in the future.  We completed two acquisitions in 2009, one acquisition in 2011, one acquisition in 2012, one acquisition in 2014 and have opened additional banking offices and commercial loan production offices in recent years that enhanced our rate of growth.  Also in 2014, acquired certain loans, deposits and branches from Boulevard Bank.  In 2016, we completed our acquisition of certain loans, deposits and branches in St. Louis from Fifth Third Bank (See Note 30 of our accompanying audited financial statements included in Item 8 of this report).

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
Financial reform legislation has, among other things, tightened capital standards, created a Consumer Financial Protection Bureau and resulted in regulations that have increased, and are expected to continue to increase, our costs of operations.
On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") was signed into law. This law has significantly changed the bank regulatory structure and affected the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.
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
The Dodd-Frank Act created the Consumer Financial Protection Bureau (the "Bureau"), with broad powers to supervise and enforce consumer protection laws. The Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks, including the authority to prohibit "unfair, deceptive or abusive acts and practices." The Bureau has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets, their service providers and certain non-

depository entities such as debt collectors and consumer reporting agencies. In the case of banks, such as the Bank, with total assets of less than $10 billion, this examination and enforcement authority is held by the institution's primary federal banking regulator (the FDIC, in the case of the Bank).
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
Certain aspects of the Dodd-Frank Act remain subject to rulemaking and have taken and will continue to take effect over several years.  Compliance with this law and its implementing regulations have resulted in and will continue to result in additional operating costs that could have a material adverse effect on our financial condition and results of operations.
The recently enacted tax reform legislation is expected to have a significant impact on us, and our financial condition and results of operations could be adversely affected by the broader implications of the legislation.
H.R. 1, which was originally known as the "Tax Cuts and Jobs Act" and was signed into law in December 2017, is expected to have a significant impact on our financial statements and customers. It will take some time for us to analyze all of the implications of this legislation. Although we generally benefit from the legislation's reduction in the Federal corporate income tax rate, a tax rate reduction potentially has broader implications for our operations, as the new rate could cause positive or negative effects on loan demand and on our pricing models, municipal bonds, tax credits and other investments. The interest deduction limitation implemented by the legislation could make some businesses and industries less inclined to borrow, potentially reducing demand for our commercial loan products. Further, the legislation's limitation on the mortgage interest deduction and state and local tax deduction for individual taxpayers could increase the after-tax cost of owning a home for some of our potential and existing customers and potentially reduce demand for, or the individual size of, the residential mortgage loans we originate.
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
New accounting standards may result in a significant change to our recognition of credit losses and may materially impact our financial condition or results of operations.
In June 2016, the Financial Accounting Standards Board issued new authoritative accounting guidance under ASC Topic 326 "Financial Instruments - Credit Losses" amending the incurred loss impairment methodology in current accounting principles generally accepted in the United States of America ("GAAP") with a methodology that reflects expected credit losses (referred to as the "CECL model") and requires consideration of a broader range of reasonable and supportable information for credit loss estimates, which goes into effect for us on January 1, 2020. Under the incurred loss model, we delay recognition of losses until it is probable that a loss has been incurred. The CECL model represents a dramatic departure from the incurred loss model. The CECL model requires a financial asset (or a group of financial assets) measured at amortized cost basis, such as loans held for investment and held-to-maturity debt securities, to be presented at the net amount expected to be collected (net of the allowance for credit losses). Similarly, the credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses rather than a write-down. In addition, the measurement of expected credit losses will take place at the time the financial asset is first added to the balance sheet (with periodic updates thereafter) and will be based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount.
As such, the CECL model will materially impact how we determine our allowance for loan losses and may require us to significantly increase our allowance for loan losses. Furthermore, we may experience more fluctuations in our allowance for loan losses, which may be significant. If we were required to materially increase our allowance for loan losses, it may negatively impact our financial condition and results of operations. We are currently evaluating the new guidance and expect it to have an impact on our statements of operations and financial condition, the significance of which is not yet known. We expect the CECL model will require us to recognize a one-time cumulative adjustment to our allowance for loan losses in order to fully transition from the incurred loss model to the CECL model, which could negatively impact our financial condition and results of operations.

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
As of December 31, 2017, we had outstanding $25.8 million aggregate principal amount of junior subordinated debt securities issued in connection with the sale of trust preferred securities by one of our subsidiaries that is a statutory business trust.  We have also guaranteed those trust preferred securities.  The indenture governing the junior subordinated debt securities, together with the related guarantee, prohibits us, subject to limited exceptions, from declaring or paying any dividends or distributions on, or redeeming, repurchasing, acquiring or making any liquidation payments with respect to, any of our capital stock (including any preferred stock and our common stock) at any time when (i) there shall have occurred and be continuing an event of default under the indenture or any event, act or condition that with notice or lapse of time or both would constitute an event of default under the indenture; or (ii) we are in default with respect to payment of any obligations under the related guarantee; or (iii) we have deferred payment of interest on the junior subordinated debt securities. In that regard, we are entitled, at our option but subject to certain conditions, to defer payments of interest on the junior subordinated debt securities from time to time for up to five years.
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
The Company's Chairman of the Board, William V. Turner, and the Company's Director, President and Chief Executive Officer, Joseph W. Turner, are father and son, respectively.  Julie Turner Brown, a director of the Company, is the sister of Joseph Turner and the daughter of William Turner.  These three Turner family members hold three of the Company's ten Board positions.  As of December 31, 2017, they collectively beneficially owned approximately 2,093,490 shares of the Company's common stock (excluding 43,250 shares underlying stock options exercisable as of or within 60 days after that date), representing approximately 14.9% of total shares outstanding, though they are subject to the voting limitation provision in our charter which precludes any person or group with beneficial ownership in excess of 10% of total shares outstanding from voting shares in excess of that threshold.   Through their board and management positions and their ownership of the Company's stock, these three members of the Turner family may exert substantial influence over the direction of the Company and the outcome of Board and stockholder votes.
In addition to the Turner family members, we are aware of one other beneficial owner of more than five percent of the outstanding shares of our common stock.  This beneficial owner is also a director of the Company.
As of December 31, 2017, one of the Company's directors, Earl A. Steinert, beneficially owned 936,096 shares of our common stock,  representing approximately 6.6% of total shares outstanding.  The shares that can be voted by the Turner family members (1,408,753 shares, per the ten percent voting limitation in our charter) and the shares beneficially owned by Mr. Steinert (936,096) total 2,344,849, representing approximately 16.6% of total shares outstanding.  While they have no agreement to do so, to the extent they vote in the same manner, these stockholders may be able to exercise influence over the management and business affairs of our Company. For example, using their collective voting power, these stockholders may be able to affect the outcome of director elections or block significant transactions, such as a merger or acquisition, or any other matter that might otherwise be favored by other stockholders.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES.

The Company's corporate offices and operations center are located in Springfield, Missouri.  At December 31, 2017, the Company operated 104 retail banking centers and over 200 automated teller machines ("ATMs") in Missouri, Iowa, Minnesota, Nebraska, Kansas and Arkansas.  Of the 104 banking centers, the Company owns 94 of its locations and 10 were leased for various terms.  The majority of our banking center locations are in southwest and central Missouri, including the Springfield, Mo. metropolitan area, with additional concentrations in the Sioux City, Iowa, Des Moines, Iowa, Quad Cities, Iowa, Minneapolis, Minn., St. Louis Mo. and Kansas City, Mo. metropolitan areas.  The ATMs are located at various banking centers and primarily convenience stores and retail centers located throughout southwest and central Missouri. At December 31, 2017, the Company also operated three commercial and one mortgage loan production offices.  The Company owns one of its loan production office locations and three locations are leased.  All buildings which are owned are owned free of encumbrances or mortgages.  In the opinion of management, the facilities are adequate and suitable for the needs of the Company.  The aggregate net book value of the Company's premises and equipment was $138.0 million and $140.6 million at December 31, 2017 and 2016, respectively.  See also Note 6 and Note 16 of the accompanying audited financial statements, which are included in Item 8 of this Report.

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

On November 22, 2010, a suit was filed against the Bank in the Circuit Court of Greene County, Missouri by a customer alleging that the fees associated with the Bank's automated overdraft program in connection with its debit cards and ATM cards constitute unlawful interest in violation of Missouri's usury laws.  The Court certified a class of Bank customers who paid overdraft fees on their checking accounts pursuant to the Bank's automated overdraft program.  On October 5, 2017, relying on a Missouri Court of Appeals decision addressing similar claims, the Court granted the Bank's motion for summary judgment and entered judgment in the Bank's favor on all of plaintiff's claims.  The time for plaintiff to seek appellate review expired on November 14, 2017, with no further action taken by plaintiff.

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

Kevin L Baker.  Mr. Baker, age 50, is Vice President and Chief Credit Officer of the Bank.  He joined the bank in 2005 and is responsible for the overall credit approval process, commercial and consumer loan collection process and the loan documentation and servicing processes.  Prior to joining the Bank, Mr. Baker was a lending officer at a commercial bank.

John M. Bugh. Mr. Bugh, age 50, is Vice President and Chief Lending Officer of the Bank. He joined the Bank in 2011 and is in charge of all loan production for the Bank, including commercial, residential and consumer loans. Prior to joining the Bank, Mr. Bugh was a lending officer at other commercial banks and was an examiner for the FDIC.

Rex A. Copeland. Mr. Copeland, age 53, is Treasurer of the Company and Senior Vice President and Chief Financial Officer of the Bank. He joined the Bank in 2000 and is responsible for the financial functions of the Company, including the internal and external financial reporting of the Company and its subsidiaries. Mr. Copeland is a Certified Public Accountant. Prior to joining the Bank, Mr. Copeland served other financial services companies in the areas of corporate accounting, internal audit and independent public accounting.

Douglas W. Marrs. Mr. Marrs, age 60, is Secretary of the Company and Secretary, Vice President - Operations of the Bank. He joined the Bank in 1996 and is responsible for all operations functions of the Bank. Prior to joining the Bank, Mr. Marrs was a bank officer in the areas of operations and data processing at a commercial bank.

Linton J. Thomason. Mr. Thomason, age 62, is Vice President - Information Services of the Bank. He joined the Bank in 1997 and is responsible for information services for the Company and all of its subsidiaries and all treasury management sales/operations of the Bank. Prior to joining the Bank, Mr. Thomason was a bank officer in the areas of technology and data processing, operations and treasury management at a commercial bank.

PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED
STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY
SECURITIES.

Market Information The Company's Common Stock is listed on The NASDAQ Global Select Market under the symbol "GSBC."

As of December 31, 2017 there were 14,087,533 total shares of common stock outstanding and approximately 2,000 stockholders of record.

High/Low Stock Price

	2017		2016		2015
	High	Low	High	Low	High	Low

First Quarter	$55.45	$47.35	$45.00	$35.47	$40.44	$35.10
Second Quarter	55.10	47.25	41.29	34.56	42.95	37.44
Third Quarter	56.00	47.50	43.54	34.48	43.42	37.54
Fourth Quarter	58.45	50.55	56.70	38.35	52.94	42.11

The last sale price of the Company's Common Stock on December 31, 2017 was $51.65.

Dividend Declarations

	2017	2016	2015

First Quarter	$.22	$.22	$.20
Second Quarter	.24	.22	.22
Third Quarter	.24	.22	.22
Fourth Quarter	.24	.22	.22

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

As indicated below, no shares were repurchased during the three months ended December 31, 2017.

	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan (1)

October 1, 2017 - October 31, 2017	—	$—	—	378,562
November 1, 2017- November 30, 2017	—	—	—	378,562
December 1, 2017- December 31, 2017	—	—	—	378,562

	—	$—	—

__________________
(1)	Amount represents the number of shares available to be repurchased under the November 2006 plan as of the last calendar day of the month shown.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial information and other financial data of the Company. The summary statement of financial condition information and statement of operations information are derived from our consolidated financial statements, which have been audited by BKD, LLP.  See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Item 8. "Financial Statements and Supplementary Information."  Results for past periods are not necessarily indicative of results that may be expected for any future period.

	December 31,
	2017	2016	2015	2014	2013
	(Dollars In Thousands)

Summary Statement of Financial Condition Information:
Assets	$4,414,521	$4,550,663	$4,104,189	$3,951,334	$3,560,250
Loans receivable, net	3,734,505	3,776,411	3,352,797	3,053,427	2,446,769
Allowance for loan losses	36,492	37,400	38,149	38,435	40,116
Available-for-sale securities	179,179	213,872	262,856	365,506	555,281
Other real estate owned, net	22,002	32,658	31,893	45,838	53,514
Deposits	3,597,144	3,677,230	3,268,626	2,990,840	2,808,626
Total borrowings	324,097	416,786	406,797	514,014	343,795
Stockholders' equity (retained
earnings substantially restricted)	471,662	429,806	398,227	419,745	380,698
Common stockholders' equity	471,662	429,806	398,227	361,802	322,755
Average loans receivable	3,814,560	3,659,360	3,235,787	2,784,106	2,403,544
Average total assets	4,460,196	4,370,793	4,067,399	3,824,493	3,789,876
Average deposits	3,598,579	3,475,887	3,203,262	3,007,588	2,996,941
Average stockholders' equity	455,704	414,799	438,683	402,670	378,650
Number of deposit accounts	230,456	231,272	217,139	217,877	192,323
Number of full-service offices	104	104	110	108	96

	For the Year Ended December 31,
	2017	2016	2015	2014	2013
	(In Thousands)
Summary Statement of Operations Information:
Interest income:
Loans	$176,654	$178,883	$177,240	$172,569	$163,903
Investment securities and other	6,407	6,292	7,111	10,793	14,892
	183,061	185,175	184,351	183,362	178,795
Interest expense:
Deposits	20,595	17,387	13,511	11,225	12,346
Federal Home Loan Bank advances	1,516	1,214	1,707	2,910	3,972
Short-term borrowings and repurchase agreements	747	1,137	65	1,099	2,324
Subordinated debentures issued to capital trust	949	803	714	567	561
Subordinated notes	4,098	1,578	—	—	—
	27,905	22,119	15,997	15,801	19,203
Net interest income	155,156	163,056	168,354	167,561	159,592
Provision for loan losses	9,100	9,281	5,519	4,151	17,386
Net interest income after provision for loan losses	146,056	153,775	162,835	163,410	142,206
Noninterest income:
Commissions	1,041	1,097	1,136	1,163	1,065
Service charges and ATM fees	21,628	21,666	19,841	19,075	18,227
Net realized gains on sales of loans	3,150	3,941	3,888	4,133	4,915
Net realized gains on sales of
available-for-sale securities	—	2,873	2	2,139	243
Late charges and fees on loans	2,231	1,747	2,129	1,400	1,264
Gain (loss) on derivative interest rate products	28	66	(43)	(345)	295
Gain recognized on business acquisitions	—	—	—	10,805	—
Gain (loss) on termination of loss sharing agreements	7,705	(584)	—	—	—
Accretion (amortization) of income/expense related to business acquisition	(486)	(6,351)	(18,345)	(27,868)	(25,260)
Other income	3,230	4,055	4,973	4,229	4,566
	38,527	28,510	13,581	14,731	5,315
Noninterest expense:
Salaries and employee benefits	60,034	60,377	58,682	56,032	52,468
Net occupancy expense	24,613	26,077	25,985	23,541	20,658
Postage	3,461	3,791	3,787	3,578	3,315
Insurance	2,959	3,482	3,566	3,837	4,189
Advertising	2,311	2,228	2,317	2,404	2,165
Office supplies and printing	1,446	1,708	1,333	1,464	1,303
Telephone	3,188	3,483	3,235	2,866	2,868
Legal, audit and other professional fees	2,862	3,191	2,713	3,957	4,348
Expense on other real estate owned	3,929	4,111	2,526	5,636	4,068
Partnership tax credit investment amortization	930	1,681	1,680	1,720	2,108
Acquired deposit intangible asset amortization	1,650	1,910	1,750	1,519	1,228
Other operating expenses	6,878	8,388	6,776	14,305	6,900
	114,261	120,427	114,350	120,859	105,618

Income before income taxes	70,322	61,858	62,066	57,282	41,903
Provision for income taxes	18,758	16,516	15,564	13,753	8,174
Net income	51,564	45,342	46,502	43,529	33,729
Preferred stock dividends and discount accretion	—	—	554	579	579
Net income available to common shareholders	$51,564	$45,342	$45,948	$42,950	$33,150

	At or For the Year Ended December 31,
	2017		2016		2015		2014		2013
	(Number of shares in thousands)
Per Common Share Data:
Basic earnings per common share	$3.67		$3.26		$3.33		$3.14		$2.43
Diluted earnings per common share	3.64		3.21		3.28		3.10		2.42
Cash dividends declared	0.94		0.88		0.86		0.80		0.72
Book value per common share	33.48		30.77		28.67		26.30		23.60

Average shares outstanding	14,032		13,912		13,818		13,700		13,635
Year-end actual shares outstanding	14,088		13,968		13,888		13,755		13,674
Average fully diluted shares outstanding	14,180		14,141		14,000		13,876		13,715

Earnings Performance Ratios:
Return on average assets(1)	1.16%		1.04%		1.14%		1.14%		0.89%
Return on average stockholders' equity(2)	11.32		10.93		12.13		12.63		10.52
Non-interest income to average total assets	0.86		0.65		0.33		0.39		0.14
Non-interest expense to average total assets	2.56		2.76		2.81		3.16		2.79
Average interest rate spread(3)	3.59		3.93		4.44		4.74		4.60
Year-end interest rate spread	3.67		3.60		3.80		3.86		3.88
Net interest margin(4)	3.74		4.05		4.53		4.84		4.70
Efficiency ratio(5)	58.99		62.86		62.85		66.30		64.05
Net overhead ratio(6)	1.70		2.10		2.48		2.77		2.66
Common dividend pay-out ratio(7)	25.75		27.41		26.22		25.81		29.75

Asset Quality Ratios (8):
Allowance for loan losses/year-end loans	1.01%		1.04%		1.20%		1.34%		1.92%
Non-performing assets/year-end loans and foreclosed assets	0.73		1.02		1.28		1.39		2.46
Allowance for loan losses/non-performing loans	324.23		265.60		230.24		471.77		201.53
Net charge-offs/average loans	0.26		0.29		0.20		0.24		0.91
Gross non-performing assets/year end assets	0.63		0.86		1.07		1.11		1.75
Non-performing loans/year-end loans	0.30		0.37		0.49		0.26		0.80

Balance Sheet Ratios:
Loans to deposits	103.82%		102.70%		102.58%		102.09%		87.12%
Average interest-earning assets as a percentage of average interest-bearing liabilities	123.74		121.33		121.60		120.95		116.03

Capital Ratios:
Average common stockholders' equity to average assets	10.2%		9.5%		9.4%		9.0%		8.5%
Year-end tangible common stockholders' equity to tangible assets(9)	10.5		9.2		9.6		9.0		8.9
Great Southern Bancorp, Inc.:
Tier 1 capital ratio	11.4		10.8		11.5		13.3		15.6
Total capital ratio	14.1		13.6		12.6		14.5		16.9
Tier 1 leverage ratio	10.9		9.9		10.2		11.1		11.3
Common equity Tier 1 ratio	10.9		10.2		10.8		—		—
Great Southern Bank:
Tier 1 capital ratio	12.3		11.8		11.0		11.4		14.2
Total capital ratio	13.2		12.7		12.1		12.6		15.4
Tier 1 leverage ratio	11.7		10.8		9.8		9.5		10.2
Common equity Tier 1 ratio	12.3		11.8		11.0		—		—
Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirement (10):
Including deposit interest	3.52	x	3.80	x	4.66	x	4.41	x	3.07	x
Excluding deposit interest	10.62	x	14.07	x	20.01	x	11.59	x	6.44	x

____________________
(1)	Net income divided by average total assets.
(2)	Net income divided by average stockholders' equity.
(3)	Yield on average interest-earning assets less rate on average interest-bearing liabilities.
(4)	Net interest income divided by average interest-earning assets.
(5)	Non-interest expense divided by the sum of net interest income plus non-interest income.
(6)	Non-interest expense less non-interest income divided by average total assets.
(7)	Cash dividends per common share divided by earnings per common share.
(8)	Excludes FDIC-acquired assets.
(9)
Non-GAAP Financial Measure.  For additional information including a reconciliation to GAAP, see "Item 7. Management's Discussion and
Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures."

(10)
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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

When used in this Annual Report and in other documents filed or furnished by the Company with the Securities and Exchange Commission (the "SEC"), in the Company's press releases or other public or stockholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "intends" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including, among other things, (i) the possibility that the actual reduction in the Company's effective tax rate expected to result from H.R. 1, formerly known as the "Tax Cuts and Jobs Act" (the "Tax Reform Legislation") might be different from the reduction estimated by the Company; (ii) expected revenues, cost savings, earnings accretion, synergies and other benefits from the Company's merger and acquisition activities might not be realized within the anticipated time frames or at all, and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, might be greater than expected; (iii) changes in economic conditions, either nationally or in the Company's market areas; (iv) fluctuations in interest rates; (v) the risks of lending and investing activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses; (vi) the possibility of other-than-temporary impairments of securities held in the Company's securities portfolio; (vii) the Company's ability to access cost-effective funding; (viii) fluctuations in real estate values and both residential and commercial real estate market conditions; (ix) demand for loans and deposits in the Company's market areas; (x) the ability to adapt successfully to technological changes to meet customers' needs and developments in the marketplace; (xi) the possibility that security measures implemented might not be sufficient to mitigate the risk of a cyber attack or cyber theft, and that such security measures might not protect against systems failures or interruptions; (xii) legislative or regulatory changes that adversely affect the Company's business, including, without limitation, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and its implementing regulations, the overdraft protection regulations and customers' responses thereto and the Tax Reform Legislation; (xiii) changes in accounting principles, policies or guidelines; (xiv) monetary and fiscal policies of the Federal Reserve Board and the U.S. Government and other governmental initiatives affecting the financial services industry; (xv) results of examinations of the Company and the Bank by their regulators, including the possibility that the regulators may, among other things, require the Company to limit its business activities, changes its business mix, increase its allowance for loan losses, write-down assets or increase its capital levels, or affect its ability to borrow funds or maintain or increase deposits, which could adversely affect its liquidity and earnings; (xvi) costs and effects of litigation, including settlements and judgments; and (xvii) competition. The Company wishes to advise readers that the factors listed above and other risks described from time to time in documents filed or furnished by the Company with the SEC could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

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

Carrying Value of Loans Acquired in FDIC-assisted Transactions and Indemnification Asset

The Company considers that the determination of the carrying value of loans acquired in the FDIC-assisted transactions and the carrying value of the related FDIC indemnification asset involves a high degree of judgment and complexity. The carrying value of the acquired loans and, prior to June 30, 2017, the FDIC indemnification asset reflect management's best ongoing estimates of the amounts to be realized on each of these assets. The Company has now terminated all loss sharing agreements with the FDIC and, accordingly, no longer has an indemnification asset.  The Company determined initial fair value accounting estimates of the acquired assets and assumed liabilities in accordance with FASB ASC 805, Business Combinations. However, the amount that the Company realizes on its acquired loan assets could differ materially from the carrying value reflected in its financial statements, based upon the timing of collections on the acquired loans in future periods. Because of the loss sharing agreements with the FDIC on certain of these assets, the Company did not expect to incur any significant losses related to these assets. To the extent the actual values realized for the acquired loans are different from the estimates, the indemnification asset was generally impacted in an offsetting manner due to the loss sharing support from the FDIC.  Subsequent to the initial valuation, the Company continues to monitor identified loan pools for changes in estimated cash flows projected for the loan pools, anticipated credit losses and changes in the accretable yield.  Analysis of these variables requires significant estimates and a high degree of judgment.  See Note 4 of the accompanying audited financial statements for additional information regarding the TeamBank, Vantus Bank, Sun Security Bank, InterBank and Valley Bank FDIC-assisted transactions.

Goodwill and Intangible Assets

Goodwill and intangible assets that have indefinite useful lives are subject to an impairment test at least annually and more frequently if circumstances indicate their value may not be recoverable. Goodwill is tested for impairment using a process that estimates the fair value of each of the Company's reporting units compared with its carrying value. The Company defines reporting units as a level below each of its operating segments for which there is discrete financial information that is regularly reviewed. As of December 31, 2017, the Company has one reporting unit to which goodwill has been allocated – the Bank. If the fair value of a reporting unit exceeds its carrying value, then no impairment is recorded. If the carrying value amount exceeds the fair value of a reporting unit, further testing is completed comparing the implied fair value of the reporting unit's goodwill to its carrying value to measure the amount of impairment. Intangible assets that are not amortized will be tested for impairment at least annually by comparing the fair values of those assets to their carrying values. At December 31, 2017, goodwill consisted of $5.4 million at the Bank reporting unit, which included goodwill of $4.2 million that was recorded during 2016 related to the acquisition of 12 branches from Fifth Third Bank.  Other identifiable intangible assets that are subject to amortization are amortized on a straight-line basis over a period of seven years. At December 31, 2017, the amortizable intangible assets consisted of core deposit intangibles of $5.4 million, including $3.2 million related to the Fifth Third Bank transaction in January 2016, $1.4 million related to the Valley Bank transaction in June 2014 and $397,000 related to the Boulevard Bank transaction in March 2014.  These amortizable intangible assets are reviewed for impairment if circumstances indicate their value may not be recoverable based on a comparison of fair value. See Note 1 of the accompanying audited financial statements for additional information.

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

Based on the Company's goodwill impairment testing, management does not believe any of its goodwill or other intangible assets are impaired as of December 31, 2017. While the Company believes no impairment existed at December 31, 2017, different conditions or assumptions used to measure fair value of the reporting unit, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of the Company's impairment evaluation in the future.

Current Economic Conditions

Changes in economic conditions could cause the values of assets and liabilities recorded in the financial statements to change rapidly, resulting in material future adjustments in asset values, the allowance for loan losses, or capital that could negatively impact the Company's ability to meet regulatory capital requirements and maintain sufficient liquidity.

Following the housing and mortgage crisis and correction beginning in mid-2007, the United States entered into a significant prolonged economic downturn.  Unemployment rose from 4.7% in November 2007 to peak at 10.0% in October 2009.  The elevated unemployment levels negatively impacted consumer confidence, which had a detrimental impact on industry-wide performance nationally as well as in the Company's Midwest market area.  Economic conditions have improved since as indicated by increasing consumer confidence levels, increased economic activity and low unemployment levels.

The national unemployment rate at December 2017 remained at 4.1% for the third consecutive month.  Employment levels continued at the highest point since December 2000 and the U.S. economy added 148,000 non-farm jobs in December 2017.  The health-care, construction and manufacturing sectors added the most new jobs while the retail store sector showed losses of over 67,000 during 2017, with many retailers going out of business altogether as more people shop online.  The U.S. labor force participation rate (the share of working-age Americans who are either employed or are actively looking for a job) remained steady at 62.7% for the third consecutive month.  As of December 2017, the unemployment rate for the Midwest, where most of the Company's business is conducted, was at 4.0%, which is in line with the national unemployment rate of 4.1%.  Unemployment rates at December 31, 2017, for the states in which the Company operates were:  Missouri at 3.5%, Arkansas at 3.7%, Kansas at 3.4%, Iowa at 2.8%, Nebraska at 2.7%, Minnesota at 3.1%, Illinois at 4.8%, Oklahoma at 4.1% and Texas at 3.9%.  Of the metropolitan areas in which Great Southern Bank does business, the Chicago area had the highest unemployment level at 4.7% as of December 2017.  The Tulsa market area unemployment rate at 4.0% was down significantly from the 5.0% rate estimated as of June 2017.  The December 2017 unemployment rate at 2.8% for the Springfield market area was well below the national average.  Metropolitan areas in Arkansas, Iowa, Nebraska and Minnesota had unemployment levels among the lowest in the nation.

Sales of newly built, single-family homes were at a seasonally adjusted annual rate of 625,000 units in December 2017, according to the U.S. Department of Housing and Urban Development and the U.S. Census Bureau.  This represented a decrease of 9.3% from the revised November rate of 689,000 units, but 14.1% above the December 2016 estimate of 548,000 units.  The inventory of new homes for sale was 295,000 at the end of December 2017, which is a 5.7 month supply at the current sales pace. In the Midwest, new home sales decreased 3.1% from December 2016 to December 2017.  Nationally, the median sales price of new houses sold in December 2017 was $335,400, up from $331,500 in September 2017 and $327,000 a year earlier. The average sales price was $398,900, up from $379,300 in September 2017 and $382,500 in December 2016.

In December 2017, existing home sales slipped to a seasonally adjusted annual rate of 5.57 million units from 5.78 million in November.  As a whole, sales edged up 1.1% in 2017, which ended up being the best year for sales in 11 years, according to the National Association of Realtors.  The national median existing home price for all housing types was $246,800 in December 2017, up 5.8% from a year ago.  This marks the 70th consecutive month of year over year gains as prices reached an all-time high.  The Midwest region existing home median sale price was $191,400, representing an increase of 5.8% from a year ago.  Total housing inventory at the end of December 2017 has dropped for the 31st consecutive month to 1.65 million units; 10.3% lower than a year ago.  Unsold inventory of existing homes as of December 2017 is a 3.2 month supply at the current sales pace, which is down from a 3.6 month supply a year ago.

The multi-family sector rebounded in 2017 after a slowdown in demand in 2016.  National vacancy rates were 6.3% while our market areas reflected the following vacancy levels; Springfield, Mo. at 6.4%, St. Louis at 5.6%, Kansas City at 7.8%, Minneapolis at 4.5%, Tulsa, Okla. at 11.4%, Dallas-Fort Worth at 7.9% and Chicago at 6.7%.  Despite supply-side pressure, rent growth in 2017 had not slowed materially from the previous year's pace.  Demand reached its highest level on record with transaction value continuing to be strong, and cap rates appearing to have leveled off.  Supply is expected to outpace demand in 2018, putting upward pressure on vacancies and slowing rent growth.

Nationally, approximately one-half of the suburban office markets are in an expansion market cycle -- characterized by decreasing vacancy rates, moderate/high new construction, high absorption, moderate/high employment growth and medium/high rental rate growth.  The Company's larger market areas in the suburban office expansion market cycle include Minneapolis, Dallas-Ft. Worth, and St. Louis.  Tulsa, Okla. and Kansas City are currently in the recovery market cycle -- typified by decreasing vacancy rates, low new construction, moderate absorption, low/moderate employment growth and negative/low rental rate growth. Included in the retail expansion market segment are the Company's larger market areas -- Chicago, Minneapolis, Kansas City, Dallas-Ft. Worth, and St. Louis.  All of the Company's larger industrial market areas are categorized as in the expansion cycle with prospects of continuing good economic growth.

Occupancy, absorption and rental income levels of commercial real estate properties located throughout the Company's market areas remain stable according to information provided by real estate services firm CoStar Group.  There continues to be moderate real estate sales and financing activity.

While current economic indicators show improvement nationally in employment, housing starts and prices, commercial real estate occupancy, absorption and rental rates, our management will continue to closely monitor regional, national and global economic conditions, as these could significantly impact our market areas.

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

The termination of the loss sharing agreements for the TeamBank, Vantus Bank, Sun Security Bank and InterBank transactions have no impact on the yields for the loans that were previously covered under these agreements, as the remaining accretable yield adjustments that affect interest income have not been changed and will continue to be recognized for all FDIC-assisted transactions in the same manner as they have been previously. All post-termination recoveries, gains, losses and expenses related to these previously covered assets are recognized entirely by Great Southern Bank since the FDIC no longer shares in such gains or losses. Accordingly, the Company's future earnings are positively impacted to the extent the Company recognizes gains on any sales or recoveries in excess of the carrying value of such assets. Similarly, the Company's future earnings will be negatively impacted to the extent the Company recognizes expenses, losses or charge-offs related to such assets.  There will be no future effects on non-interest income (expense) related to adjustments or amortization of the indemnification assets for TeamBank, Vantus Bank, Sun Security Bank or InterBank.  All rights and obligations of the Bank and the FDIC under the terminated loss sharing agreements, including the settlement of all existing loss sharing and expense reimbursement claims, have been resolved and terminated.

General

The profitability of the Company and, more specifically, the profitability of its primary subsidiary, the Bank, depend primarily on its net interest income, as well as provisions for loan losses and the level of non-interest income and non-interest expense. Net interest income is the difference between the interest income the Bank earns on its loans and investment portfolios, and the interest it pays on interest-bearing liabilities, which consists mainly of interest paid on deposits and borrowings. Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on these balances. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income.

In the year ended December 31, 2017, Great Southern's total assets decreased $136.1 million, or 3.0%, from $4.55 billion at December 31, 2016, to $4.41 billion at December 31, 2017. Full details of the current year changes in total assets are provided in the "Comparison of Financial Condition at December 31, 2017 and December 31, 2016" section.

Loans.  In the year ended December 31, 2017, Great Southern's net loans decreased $33.7 million, or 0.9%, from $3.76 billion at December 31, 2016, to $3.73 billion at December 31, 2017.  Contributing to the decrease in loans were reductions of $73.5 million in the FDIC-acquired loan portfolios.  In addition, there were higher than usual unscheduled significant paydowns on loans during 2017.  Total loan paydowns in excess of $1.0 million exceeded $600 million during 2017.   Despite this, excluding FDIC-assisted acquired loans and mortgage loans held for sale, total gross loans increased $248.9 million, or 6.1%, from December 31, 2016 to December 31, 2017.  This increase was primarily in construction loans, other residential (multi-family) real estate loans and commercial real estate loans.  These increases were offset by decreases in consumer loans and one- to four-family residential loans.  As loan demand is affected by a variety of factors, including general economic conditions, and because of the competition we face and our focus on pricing discipline and credit quality, we cannot be assured that our loan growth will match or exceed the level of increases achieved in 2017 or prior years.  The Company's strategy continues to be focused on maintaining credit risk and interest rate risk at appropriate levels.

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

Of the total loan portfolio at December 31, 2017 and 2016, 79.9% and 75.9%, respectively, was secured by real estate, as this is the Bank's primary focus in its lending efforts.  At December 31, 2017 and 2016, commercial real estate and commercial construction loans were 48.0% and 42.1% of the Bank's total loan portfolio (excluding loans acquired through FDIC-assisted transactions), respectively.  Commercial real estate and commercial construction loans generally afford the Bank an opportunity to increase the yield on, and the proportion of interest rate sensitive loans in, its portfolio.  They do, however, present somewhat greater risk to the Bank because they may be more adversely affected by conditions in the real estate markets or in the economy generally.  At December 31, 2017 and 2016, loans made in the Springfield, Mo. metropolitan statistical area (Springfield MSA) were 11% and 12% of the Bank's total loan portfolio (excluding loans acquired through FDIC-assisted transactions), respectively.  The Company's headquarters are located in Springfield and we have operated in this market since 1923.  Because of our large presence and experience in the Springfield MSA, many lending opportunities exist.  However, if the economic conditions of the Springfield MSA were worse than those of other market areas in which we operate or the national economy overall, the performance of these loans could decline comparatively.  At December 31, 2017 and 2016, loans made in the St. Louis, Mo. metropolitan statistical area (St. Louis MSA) were 19% and 19% of the Bank's total loan portfolio (excluding loans acquired through FDIC-assisted transactions), respectively.  The Company's expansion into the St. Louis MSA beginning in May 2009 has provided an opportunity to not only expand its markets and provide diversification from the Springfield MSA, but also has provided access to a larger economy with increased lending opportunities despite higher levels of competition.  Loans made in the St. Louis MSA are primarily commercial real estate, commercial business and multi-family residential loans which are less likely to be impacted by the higher levels of unemployment rates, as mentioned above under "Current Economic Conditions," than if the focus were on one- to four-family residential and consumer loans.  For further discussions of the Bank's loan portfolio, and specifically, commercial real estate and commercial construction loans, see "Item 1. Business – Lending Activities."

The percentage of fixed-rate loans in our loan portfolio has increased from 46% as of December 31, 2010 to 54% as of December 31, 2017 due to customer preference for fixed rate loans during this period of low interest rates.  The majority of the increase in fixed rate loans was in commercial construction and consumer loans, both of which typically have short durations.  Of the total amount of fixed rate loans in our portfolio as of December 31, 2017, approximately 83% mature within one to five years and therefore are not considered to create significant long-term interest rate risk for the Company.  Fixed rate loans make up only a portion of our balance sheet and our overall interest rate risk strategy.  As of December 31, 2017, our interest rate risk models indicated a one-year interest rate earnings sensitivity position that is modestly positive in an increasing rates environment.  For further discussion of our interest rate sensitivity gap and the processes used to manage our exposure to interest rate risk, see "Quantitative and Qualitative Disclosures About Market Risk – How We Measure the Risks to Us Associated with Interest Rate Changes." For discussion of the risk factors associated with interest rate changes, see "Risk Factors – We may be adversely affected by interest rate changes."

While our policy allows us to lend up to 95% of the appraised value on one-to four-family residential properties, originations of loans with loan-to-value ratios at that level are minimal.  Private mortgage insurance is typically required for loan amounts above the 80% level.  Few exceptions occur and would be based on analyses which determined minimal transactional risk to be involved.  We consider these lending practices to be consistent with or more conservative than what we believe to be the norm for banks our size.  At December 31, 2017 and 2016, an estimated 0.1% and 0.2%, respectively, of total owner occupied one- to four-family residential loans had loan-to-value ratios above 100% at origination.  At December 31, 2017 and 2016, an estimated 1.5% and 1.3%, respectively, of total non-owner occupied one- to four-family residential loans had loan-to-value ratios above 100% at origination.

At December 31, 2017, troubled debt restructurings totaled $15.0 million, or 0.4% of total loans, down $6.1 million from $21.1 million, or 0.6% of total loans, at December 31, 2016.  Concessions granted to borrowers experiencing financial difficulties may include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.  During the years ended December 31, 2017 and 2016, respectively, no loans were restructured into multiple new loans.  For further information on troubled debt restructurings, see Note 3 of the accompanying audited financial statements, which are included in Item 8 of this report.

Loans that were acquired through FDIC-assisted transactions, which are accounted for in pools, are currently included in the analysis and estimation of the allowance for loan losses.  If expected cash flows to be received on any given pool of loans decreases from previous estimates, then a determination is made as to whether the loan pool should be charged down or the allowance for loan losses should be increased (through a provision for loan losses).  As noted above, the loss sharing agreements for Team Bank, Vantus Bank and Sun Security Bank were terminated on April 26, 2016 and the loss sharing agreements for InterBank were terminated on June 9, 2017.  Acquired loans are described in detail in Note 4 of the accompanying audited financial statements, included in Item 8 of this Report.  For acquired loan pools, the Company may allocate, and at December 31, 2017, has allocated, a portion of its allowance for loan losses related to these loan pools in a manner similar to how it allocates its allowance for loan losses to those loans which are collectively evaluated for impairment.

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

Available-for-sale Securities.  In the year ended December 31, 2017, available-for-sale securities decreased $34.7 million, or 16.2%, from $213.9 million at December 31, 2016, to $179.2 million at December 31, 2017.  The decrease was primarily due to calls of municipal securities and normal monthly payments received related to the portfolio of mortgage-backed securities.

Deposits.  The Company attracts deposit accounts through its retail branch network, correspondent banking and corporate services areas, and brokered deposits. The Company then utilizes these deposit funds, along with FHLBank advances and other borrowings, to meet loan demand or otherwise fund its activities. In the year ended December 31, 2017, total deposit balances decreased $80.1 million, or 2.2%.  Transaction account balances increased $34.8 million to $2.23 billion at December 31, 2017, while retail certificates of deposit decreased $50.6 million compared to December 31, 2016, to $1.11 billion at December 31, 2017.  The increases in transaction accounts were primarily a result of increases in money market deposit accounts.  Certificates of deposit opened through the Company's internet deposit acquisition channels decreased $67.3 million during 2017, as most maturing deposits were not renewed by the customer and fewer new such deposits were generated as a result of our rates intentionally not being in the top tier compared to our competitors in the internet channels.  These decreases were partially offset by an increase in retail certificates generated through our banking centers.  Brokered deposits, including CDARS program purchased funds, were $260.0 million at December 31, 2017, a decrease of $64.3 million from $324.3 million at December 31, 2016.

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

Federal Home Loan Bank Advances and Short Term Borrowings.  The Company's Federal Home Loan Bank advances totaled $127.5 million at December 31, 2017, an increase of $96.0 million, or 305.4%, compared to $31.5 million at December 31, 2016.  The balance of $31.5 million at December 31, 2016, which consisted of long-term advances, were repaid prior to maturity during June 2017, resulting in expense of $340,000, which is included in the Consolidated Statements of Income under "Noninterest Expense – Other operating expenses" during the year ended December 31, 2017, in order to reduce higher rate advances.  The funds were replaced primarily with lower rate, short-term FHLBank advances.

Short term borrowings decreased $155.7 million from $172.3 million at December 31, 2016 to $16.6 million at December 31, 2017.  The short term borrowings included overnight FHLBank borrowings of $171.0 million at December 31, 2016 and $15.0 million at December 31, 2017. The Company utilizes both overnight borrowings and short-term FHLBank advances depending on relative interest rates.

Net Interest Income and Interest Rate Risk Management.  Our net interest income may be affected positively or negatively by changes in market interest rates. A large portion of our loan portfolio is tied to one-month LIBOR, three-month LIBOR or the "prime rate" and adjusts immediately or shortly after the index rate adjusts (subject to the effect of contractual interest rate floors on some of the loans, which are discussed below).  We monitor our sensitivity to interest rate changes on an ongoing basis (see "Quantitative and Qualitative Disclosures About Market Risk").  In addition, our net interest income may be impacted by changes in the cash flows expected to be received from acquired loan pools.  As described in Note 4 of the accompanying audited financial statements,  included in Item 8 of this report, the Company's evaluation of cash flows expected to be received from acquired loan pools is on-going and increases in cash flow expectations are recognized as increases in accretable yield through interest income.  Decreases in cash flow expectations are recognized as impairments through the allowance for loan losses.

The current level and shape of the interest rate yield curve poses challenges for interest rate risk management. Prior to its increase of 0.25% on December 16, 2015, the Federal Reserve Board had last changed interest rates on December 16, 2008. This was the first rate increase since September 29, 2006.  The FRB has now also implemented rate increases of 0.25% on December 14, 2016, 0.25% on March 15, 2017, 0.25% on June 14, 2017 and 0.25% on December 13, 2017.  Great Southern has a substantial portion of its loan portfolio ($1.31 billion at December 31, 2017) which is tied to the one-month or three-month LIBOR index and will adjust at least once within 90 days after December 31, 2017.  Of these loans, $934 million had interest rate floors.  Great Southern also has a significant portfolio of loans ($318 million at December 31, 2017) which are tied to a "prime rate" of interest and will adjust immediately with changes to the "prime rate" of interest. Most of these loans are tied to some national index of "prime," while a small portion is indexed to "Great Southern Bank prime" (GSB prime). The Company had elected to leave its GSB prime rate at 5.00%, but increased this rate to 5.25% in December 2015 following the FRB rate increase. The GSB prime rate was not changed following the FRB rate increase in December 2016, but was increased to 5.50% following the FRB rate increase in March 2017.  The GSB prime rate was not changed following the FRB rate increase in June 2017, but was increased to 5.75% following the FRB rate increase in December 2017, and remained at that level at December 31, 2017.  This does not affect a large number of customers, as there is no longer a significant portion of the loan portfolio indexed to the GSB prime rate. But for the interest rate floors, a rate cut by the FRB generally would have an anticipated immediate negative impact on the Company's net interest income due to the large total balance of loans which generally adjust immediately as the Federal Funds rate adjusts. Loans at their floor rates are, however, subject to the risk that borrowers will seek to refinance elsewhere at the lower market rate.  Because the Federal Funds rate is generally low, there may also be a negative impact on the Company's net interest income due to the Company's inability to significantly lower its funding costs in the current competitive rate environment, although interest rates on assets may decline further. Conversely, interest rate increases would normally result in increased interest rates on our LIBOR-based and prime-based loans.  The interest rate floors in effect may limit the immediate increase in interest rates on certain of these loans, until such time as rates rise above the floors.  However, the Company may have to increase rates paid on deposits to maintain deposit balances and pay higher rates on borrowings, which could negatively impact net interest margin.  The impact of the low rate environment on our net interest margin in future periods is expected to be fairly neutral.  Any margin gained by rate increases on loans may be somewhat offset by reduced yields from our investment securities (to the extent investment securities are purchased) and our existing loan portfolio as payments are made and the proceeds are potentially reinvested at lower rates on new loans originated.  Interest rates on certain adjustable rate loans may reset lower according to their contractual terms and index rate to which they are tied and new loans may be originated at lower market rates than the overall portfolio rate.  For further discussion of the processes used to manage our exposure to interest rate risk, see "Quantitative and Qualitative Disclosures About Market Risk – How We Measure the Risks to Us Associated with Interest Rate Changes."

Non-Interest Income and Operating Expenses.  The Company's profitability is also affected by the level of its non-interest income and operating expenses. Non-interest income consists primarily of service charges and ATM fees, accretion income (net of amortization) related to the FDIC-assisted acquisitions, late charges and prepayment fees on loans, gains on sales of loans and available-for-sale investments and other general operating income.  In early 2016 and all of 2015, increases in the cash flows expected to be collected from the FDIC-covered loan portfolios resulted in amortization (expense) recorded relating to reductions of expected reimbursements under the loss sharing agreements with the FDIC, which were recorded as indemnification assets.  This is no longer the case for the TeamBank, Vantus Bank and Sun Security Bank transactions, subsequent to April 26, 2016 (due to the termination of the related loss sharing agreements effective as of that date) and for the InterBank transaction subsequent to June 2017 (due to the termination of the related loss sharing agreements effective as of that date).  Therefore, no further amortization (expense) will be recorded relating to the reductions of expected reimbursements under the loss sharing agreements with the FDIC as all Indemnification Assets and other balances due to/from the FDIC have been settled.  The Company recorded a gain in non-interest income during 2017 related to the termination of the InterBank loss sharing agreements.  Non-interest income may also be affected by the Company's interest rate derivative activities, if the Company chooses to implement derivatives.

Operating expenses consist primarily of salaries and employee benefits, occupancy-related expenses, expenses related to foreclosed assets, postage, FDIC deposit insurance, advertising and public relations, telephone, professional fees, office expenses and other general operating expenses.  Details of the current period changes in non-interest income and non-interest expense are provided under "Results of Operations and Comparison for the Years Ended December 31, 2017 and 2016."

Business Initiatives

The Company completed several initiatives to expand and enhance the franchise in 2017.

A person-to-person (P2P) electronic payment service, called Send Money, was implemented for retail customers in February 2017.  Available through the Company's smartphone mobile banking applications, the P2P service allows Great Southern debit card customers to send one-time transfers to recipients at any financial institution.

A commercial loan production office opened in April 2017 in downtown Chicago in a leased office at 2 North Riverside Plaza in the West Loop.  In early 2017, a 30-year banking veteran in the Chicago area was hired to manage this office. The Company also operates commercial loan production offices in Tulsa, Okla., and Dallas.

The Company's chief lending officer, Steve Mitchem, retired from the Company in April 2017.  Mitchem joined Great Southern in 1990. During his tenure, the Company's loan portfolio grew from $360 million primarily in the southwest Missouri region to $3.8 billion operating in nine states. Mitchem announced his retirement more than a year prior to his official retirement date to ensure a smooth management transition. At that time, the Company restructured the lending division to better reflect the Company's size and scope. The lending division has two separate areas of responsibility – loan production led by John Bugh and credit administration led by Kevin Baker.  Bugh and Baker are long-term Great Southern lenders, who each have more than 28 years of banking experience.

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

In June 2017, Great Southern Bank entered into an agreement with the FDIC that terminated loss sharing agreements related to the Bank's 2012 acquisition of Maple Grove, Minn.-based Inter Savings Bank through an FDIC-assisted transaction. Under the termination agreement, the FDIC paid $15.0 million to the Bank to settle all outstanding items related to the terminated loss sharing agreements. More information about this termination agreement can be found in the Company's Form 10-Q for the quarter ended June 30, 2017. In April 2016, the Company executed an agreement with the FDIC to terminate loss sharing agreements related to the FDIC-assisted acquisitions of TeamBank, Vantus Bank and Sun Security Bank. More information about that termination agreement can be found in the Company's Form 10-Q for the quarter ended March 31, 2016. All loss sharing agreements related to the Bank's FDIC-assisted acquisitions have now been terminated.

At the end of October 2017, a new banking center at 1320 W. Battlefield in Springfield, Mo., opened that replaced a nearby leased office at 1580 W. Battlefield. The new office offers better access and convenience for customers.

The Company continually evaluates its various customer access channels to ensure that customers are being effectively served when, where and how they prefer. The Company's ATM network is a part of this ongoing evaluation, which may include upgrading or adding ATM units or removing units from certain sites. Starting at the end of the third quarter of 2017 and during 2018, a total of 70 ATMs located primarily at Great Southern banking centers will be replaced with upgraded multi-functional deposit-taking machines. In addition, twenty off-site ATMs with low customer usage have been removed in the last few months. Further evaluation of the ATM network is anticipated in the future. Great Southern customers can also access surcharge-free ATMs worldwide through the Allpoint ATM Network.

On January 31, 2018, the Company distributed special cash bonuses to its more than 1,200 employees, following the enactment of the new federal tax reform legislation.  A $1,000 cash payment was made to all full-time employees and a $500 cash payment was made to all part-time employees who were employed by the Company on December 31, 2017, and remained employed at January 31, 2018.

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

Certain aspects of the Dodd-Frank Act remain subject to rulemaking and will take effect over a number of years. Provisions in the legislation that affect deposit insurance assessments and payment of interest on demand deposits could increase the costs associated with deposits. Provisions in the legislation that required revisions to the capital requirements of the Company and the Bank could require the Company and the Bank to seek additional sources of capital in the future.

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

Capital Rules. The federal banking agencies have adopted regulatory capital rules that substantially amended the risk-based capital rules applicable to the Bank and the Company. The new rules implement the "Basel III" regulatory capital reforms and changes required by the Dodd-Frank Act. "Basel III" refers to various documents released by the Basel Committee on Banking Supervision. For the Company and the Bank, the general effective date of the new rules was January 1, 2015, and, for certain provisions, various phase-in periods and later effective dates apply. The chief features of the new rules are summarized below.

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

Comparison of Financial Condition at December 31, 2017 and December 31, 2016

During the year ended December 31, 2017, total assets decreased by $136.1 million to $4.41 billion. The decrease was primarily attributable to decreases in cash and cash equivalents, available-for-sale investment securities, loans receivable, FDIC indemnification asset, other real estate owned and mortgage loans held for sale.

Cash and cash equivalents were $242.3 million at December 31, 2017, a decrease of $37.5 million, or 13.4%, from $279.8 million at December 31, 2016.  During 2017, cash and cash equivalents decreased primarily due to a decrease in deposits and a decrease in total borrowings, partially offset by a decrease in available for sale securities.

The Company's available for sale securities decreased $34.7 million, or 16.2%, compared to December 31, 2016.  The decrease was primarily due to calls of municipal securities and normal monthly payments received related to the portfolio of mortgage-backed securities.  The available-for-sale securities portfolio was 4.1% and 4.7% of total assets at December 31, 2017 and 2016, respectively.

Net loans decreased $33.7 million from December 31, 2016 to $3.73 billion at December 31, 2017.  Net loans acquired through the FDIC-assisted transactions decreased $73.5 million, or 26.0%, during 2017 primarily because of loan repayments.  Excluding FDIC-assisted acquired loans and mortgage loans held for sale, total gross loans increased $248.9 million from December 31, 2016 to December 31, 2017. Outstanding and undisbursed balances of commercial construction loans increased $281.0 million, or 32.3%, other residential (multi-family) loans increased $82.3 million, or 12.4%, and commercial real estate loans increased $48.4 million, or 4.1%.  Partially offsetting the increases in gross loans were decreases of consumer auto loans of $137.1 million, or 27.7%, and decreases of owner occupied and non-owner occupied one- to four-family residential loans of $27.3 million, or 8.1%.

The FDIC indemnification asset, which was $13.1 million at December 31, 2016, was $-0- at December 31, 2017 due to the termination during 2017 of the FDIC loss sharing agreement for InterBank, as discussed in Note 4 of the accompanying audited financial statements included in Item 8 of this report.

Total liabilities decreased $178.0 million from $4.12 billion at December 31, 2016 to $3.94 billion at December 31, 2017. The decrease was primarily attributable to a decrease in deposits and short-term borrowings, partially offset by an increase in FHLB advances.  In the year ended December 31, 2017, total deposit balances decreased $80.1 million, or 2.2%.  Retail certificates of deposit decreased $50.6 million and brokered deposits decreased $64.3 million during the year ended December 31, 2017.  Transaction account balances increased $34.8 million during the year ended December 31, 2017.

The Company's Federal Home Loan Bank advances totaled $127.5 million at December 31, 2017, an increase of $96.0 million, or 305.4%, compared to $31.5 million at December 31, 2016.  The balance of $31.5 million at December 31, 2016, which consisted of long-term advances, were repaid prior to maturity during June 2017, resulting in expense of $340,000, which is included in the Consolidated Statements of Income under "Noninterest Expense – Other operating expenses" during the year ended December 31, 2017.  The funds were replaced during 2017 primarily with lower rate, shorter-term FHLBank advances.  The Company utilizes both overnight borrowings and short-term FHLBank advances depending on relative interest rates.

Short term borrowings decreased $155.7 million from $172.3 million at December 31, 2016 to $16.6 million at December 31, 2017.  The short term borrowings included overnight FHLBank borrowings of $171.0 million at December 31, 2016 and $15.0 million at December 31, 2017.

Securities sold under reverse repurchase agreements with customers decreased $33.2 million, or 29.2%, from December 31, 2016 to December 31, 2017 as these balances fluctuate over time based on customer demand for this product.

Total stockholders' equity increased $41.9 million from $429.8 million at December 31, 2016 to $471.7 million at December 31, 2017.  The Company recorded net income of $51.6 million for the year ended December 31, 2017, and dividends declared on common stock were $13.2 million. Accumulated other comprehensive income decreased $317,000 due to changes in the fair value of available-for-sale investment securities.  The decrease in accumulated other comprehensive income resulted from decreases in the fair value of the Company's available-for-sale investment securities and changes in the fair value of cash flow hedges.  In addition, total stockholders' equity increased $3.8 million due to stock option exercises.

Results of Operations and Comparison for the Years Ended December 31, 2017 and 2016

General

Net income increased $6.3 million, or 13.7%, during the year ended December 31, 2017, compared to the year ended December 31, 2016.  Net income was $51.6 million for the year ended December 31, 2017 compared to $45.3 million for the year ended December 31, 2016.  This increase was due to an increase in non-interest income of $10.0 million, or 35.1%, a decrease in non-interest expense of $6.2 million, or 5.1%, and a decrease in the provision for loan losses of $181,000, or 2.0%, partially offset by a decrease in net interest income of $7.9 million, or 4.8%, and an increase in provision for income taxes of $2.2 million, or 13.6%.  Net income available to common shareholders was $51.6 million for the year ended December 31, 2017 compared to $45.3 million for the year ended December 31, 2016.

Total Interest Income

Total interest income decreased $2.1 million, or 1.1%, during the year ended December 31, 2017 compared to the year ended December 31, 2016. The decrease was due to a $2.2 million, or 1.2%, decrease in interest income on loans, partially offset by a $115,000, or 1.8%, increase in interest income on investment securities and other interest-earning assets.  Interest income on loans decreased in 2017 due to lower average rates of interest, partially offset by higher average balances of loans.  The decrease in average interest rates on loans was primarily the result of a reduction in the additional yield accretion recognized in conjunction with updated estimates of the fair value of the acquired loan pools compared to the prior year.  Interest income from investment securities and other interest-earning assets increased during 2017 compared to 2016 primarily due to higher average rates of interest, partially offset by lower average balances.

Interest Income – Loans

During the year ended December 31, 2017 compared to the year ended December 31, 2016, interest income on loans decreased due to lower average interest rates, partially offset by higher average balances.  Interest income decreased $9.6 million as the result of lower average interest rates on loans.  The average yield on loans decreased from 4.89% during the year ended December 31, 2016 to 4.63% during the year ended December 31, 2017.  This decrease was due to a lower amount of accretion income in the current year resulting from the increases in expected cash flows to be received from the FDIC-acquired loan pools, which is discussed in Note 4 of the accompanying audited financial statements included in Item 8 of this report.  The decrease was partially offset by higher overall average loan balances.  Interest income increased $7.4 million as the result of higher average loan balances, which increased from $3.66 billion during the year ended December 31, 2016, to $3.81 billion during the year ended December 31, 2017.  The higher average balances were primarily due to organic loan growth.

On an on-going basis, the Company estimates the cash flows expected to be collected from the acquired loan pools. For each of the loan portfolios acquired, the cash flow estimates have increased, based on the payment histories and the collection of certain loans, thereby reducing loss expectations of certain loan pools, resulting in adjustments to be spread on a level-yield basis over the remaining expected lives of the loan pools. The loss sharing agreements for the Team Bank, Vantus Bank and Sun Security Bank transactions were terminated in April 2016, and the related indemnification assets were reduced to $-0- at that time.  The loss sharing agreements for InterBank were terminated in June 2017, and the related indemnification asset was reduced to $-0- at that time.  The Valley Bank transaction does not include a loss sharing agreement with the FDIC.  Therefore, there was no remaining indemnification asset for FDIC-assisted transactions as of December 31, 2017. The entire amount of the discount adjustment has been and will be accreted to interest income over time with no further offsetting impact to non-interest income.  For the years ended December 31, 2017 and 2016, the adjustments increased interest income by $5.0 million and $16.4 million, respectively, and decreased non-interest income by $634,000 and $7.0 million, respectively.  The net impact to pre-tax income was $4.4 million and $9.4 million, respectively, for the years ended December 31, 2017 and 2016.

As of December 31, 2017, the remaining accretable yield adjustment that will affect interest income is $2.6 million.  As there is no longer, nor will there be in the future, indemnification asset amortization related to Team Bank, Vantus Bank, Sun Security Bank or InterBank due to the termination or expiration of the related loss sharing agreements for those transactions, there is no remaining indemnification asset or related adjustments that will affect non-interest income (expense).  Of the remaining adjustments affecting interest income, we expect to recognize $1.7 million of interest income during 2018.  Additional adjustments may be recorded in future periods from the FDIC-assisted transactions, as the Company continues to estimate expected cash flows from the acquired loan pools. Apart from the yield accretion, the average yield on loans was 4.50% during the year ended December 31, 2017, compared to 4.44% during the year ended December 31, 2016, as a result of higher current market rates on adjustable rate loans and new loans originated during the year.

Interest Income - Investments and Other Interest-earning Assets

Interest income on investments and other interest-earning assets increased $115,000 in the year ended December 31, 2017 compared to the year ended December 31, 2016.  Interest income increased $1.1 million due to an increase in average interest rates from 1.72% during the year ended December 31, 2016 to 2.05% during the year ended December 31, 2017, due to higher market rates of interest on investment securities and other interest-bearing deposits in financial institutions.  Interest income decreased $1.0 million as a result of a decrease in average balances from $366.3 million during the year ended December 31, 2016, to $329.4 million during the year ended December 31, 2017.  Average balances of securities decreased due to certain U. S. government agency securities and municipal securities being called and the normal monthly payments received related to the portfolio of mortgage-backed securities.

The Company's interest-earning deposits and non-interest-earning cash equivalents currently earn very low or no yield and therefore negatively impact the Company's net interest margin. At December 31, 2017, the Company had cash and cash equivalents of $242.3 million compared to $279.8 million at December 31, 2016.  See "Net Interest Income" for additional information on the impact of this interest activity.

Total Interest Expense

Total interest expense increased $5.8 million, or 26.2%, during the year ended December 31, 2017, when compared with the year ended December 31, 2016, due to an increase in interest expense on deposits of $3.2 million, or 18.5%, an increase in interest expense on the subordinated notes issued during 2016 of $2.5 million, or 159.7%, an increase in interest expense on FHLBank advances of $302,000, or 24.9%, and an increase in interest expense on subordinated debentures issued to capital trust of $146,000, or 18.2%, partially offset by a decrease in interest expense on short-term and repurchase agreement borrowings of $390,000, or 34.3%.

Interest Expense - Deposits

Interest on demand deposits increased $653,000 due to an increase in average rates from 0.26% during the year ended December 31, 2016, to 0.30% during the year ended December 31, 2017.  Interest on demand deposits increased $157,000 due to an increase in average balances from $1.50 billion in the year ended December 31, 2016, to $1.56 billion in the year ended December 31, 2017.  The increase in average balances of interest-bearing demand deposits was primarily a result of increased balances in money market accounts.  Market interest rates on these types of accounts have increased since December 2016.

Interest expense on time deposits increased $2.0 million as a result of an increase in average rates of interest from 0.98% during the year ended December 31, 2016, to 1.12% during the year ended December 31, 2017.  Interest expense on time deposits increased $437,000 due to an increase in average balances of time deposits from $1.37 billion during the year ended December 31, 2016, to

$1.41 billion during the year ended December 31, 2017.  The increase in average balances of time deposits was primarily a result of organic growth of retail deposits.  A large portion of the Company's certificate of deposit portfolio matures within six to eighteen months and therefore reprices fairly quickly; this is consistent with the portfolio over the past several years.  Older certificates of deposit that renewed or were replaced with new deposits generally had a higher rate of interest due to market interest rate increases since December 2016.

Interest Expense - FHLBank Advances, Short-term Borrowings and Structured Repurchase Agreements, Subordinated Debentures Issued to Capital Trust and Subordinated Notes

Interest expense on FHLBank advances increased due to higher average balances, partially offset by lower average rates of interest.  Interest expense on FHLBank advances increased $416,000 due to an increase in average balances from $68.3 million during the year ended December 31, 2016, to $93.5 million during the year ended December 31, 2017.  This increase was primarily due to the replacement of overnight borrowings with short-term three week FHLBank advances due to the short-term advances having a more favorable interest rate from time to time.  The $31.5 million of the Company's long-term higher fixed-rate FHLBank advances were repaid during June 2017. Partially offsetting the increase due to higher average balances was a decrease in interest expense of $114,000 due to a decrease in average interest rates from 1.78% in the year ended December 31, 2016, to 1.62% in the year ended December 31, 2017.  The decrease in the average rate was due to the repayment of the fixed-rate term FHLBank advances during June 2017 and the borrowing of shorter term FHLBank advances at a lower rate.

Interest expense on short-term borrowings and repurchase agreements decreased $546,000 due to a decrease in average balances from $327.7 million during the year ended December 31, 2016, to $186.4 million during the year ended December 31, 2017, which is primarily due to changes in the Company's funding needs and the mix of funding, which can fluctuate.  The Company had a much higher amount of overnight borrowings from the FHLBank in 2016.  Partially offsetting that decrease was an increase in interest expense on short-term borrowings and repurchase agreements of $156,000 due to average rates that increased from 0.35% in the year ended December 31, 2016, to 0.40% in the year ended December 31, 2017.  The increase was due to increases in market interest rates and a change in the mix of funding during the period, with a lower percentage of the total made up of customer repurchase agreements, which have a lower interest rate.

During the year ended December 31, 2017, compared to the year ended December 31, 2016, interest expense on subordinated debentures issued to capital trusts increased $146,000 due to higher average interest rates.  The average interest rate was 3.12% in 2016, compared to 3.68% in 2017.  The amortization of the cost of interest rate caps the Company purchased in 2013 to limit the interest rate risk from rising LIBOR rates related to the Company's subordinated debentures issued to capital trusts effectively increased the rates for each year.  The 2017 average interest rate was higher than 3.68% until the three months ended September 30, 2017, when the interest rate cap terminated based on its contractual terms, as a result of the amortization of the cost of the interest rate cap.  There was no change in the average balance of the subordinated debentures between the 2017 and the 2016 years.

In August 2016, the Company issued $75 million of 5.25% fixed-to-floating rate subordinated notes due August 15, 2026.  The notes were sold at par, resulting in net proceeds, after underwriting discounts and commissions and other issuance costs, of approximately $73.5 million.  Interest expense on the subordinated notes for the year ended December 31, 2017, was $4.1 million, an increase of $2.5 million over the $1.6 million of interest expense for the year ended December 31, 2016.  The increase was due to the fact that the notes were issued during the second half of 2016 and did not incur interest expense for the entire year in 2016.

Net Interest Income

Net interest income for the year ended December 31, 2017 decreased $7.9 million, to $155.2 million, compared to $163.1 million for the year ended December 31, 2016. Net interest margin was 3.74% for the year ended December 31, 2017, compared to 4.05% in 2016, a decrease of 31 basis points.  In both years, the Company's net interest income and margin were significantly impacted by increases in expected cash flows to be received from the FDIC-acquired loan pools and the resulting increase to accretable yield, which was discussed previously in "Interest Income – Loans" and is discussed in Note 4 of the accompanying audited financial statements, which are included in Item 8 of this Report.  The positive impact of these changes on the years ended December 31, 2017 and 2016 were increases in interest income of $5.0 million and $16.4 million, respectively, and increases in net interest margin of 12 basis points and 41 basis points, respectively.  Excluding the positive impact of the additional yield accretion, net interest margin decreased 2 basis points during the year ended December 31, 2017.  The decrease in net interest margin is primarily due to the interest expense associated with the issuance of $75.0 million of subordinated notes in August 2016 and an increase in the average interest rate on deposits and other borrowings.

The Company's overall interest rate spread decreased 34 basis points, or 8.6%, from 3.93% during the year ended December 31, 2016, to 3.59% during the year ended December 31, 2017. The decrease was due to an 18 basis point decrease in the weighted average yield on interest-earning assets and a 16 basis point increase in the weighted average rate paid on interest-bearing liabilities. In comparing the two years, the yield on loans decreased 26 basis points while the yield on investment securities and other interest-earning assets increased 23 basis points. The rate paid on deposits increased 8 basis points, the rate paid on subordinated debentures issued to capital trust increased 56 basis points, the rate paid on short-term borrowings increased 5 basis points, the rate paid on subordinated notes increased 4 basis points and the rate paid on FHLBank advances decreased 16 basis points.

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

The provision for loan losses for the year ended December 31, 2017 decreased $181,000, to $9.1 million, compared with $9.3 million for the year ended December 31, 2016.  At December 31, 2017 and December 31, 2016, the allowance for loan losses was $36.5 million and $37.4 million, respectively.  Total net charge-offs were $10.0 million and $10.0 million for the years ended December 31, 2017 and 2016, respectively.  During the year ended December 31, 2017, $6.1 million of the $10.0 million of net charge-offs were in the consumer auto category.  Five commercial loan relationships amounted to $2.9 million of the net charge-off total for the year ended December 31, 2017.  In response to a more challenging consumer credit environment, the Company tightened its underwriting guidelines on automobile lending beginning in the latter part of 2016.  Management took this step in an effort to improve credit quality in the portfolio and lower delinquencies and charge-offs.  This action also resulted in a lower level of origination volume and, as such, the outstanding balance of the Company's automobile loans declined approximately $137 million in the year ended December 31, 2017.  We expect to see further declines in the automobile loan totals through 2018 as well.  General market conditions and unique circumstances related to individual borrowers and projects contributed to the level of provisions and charge-offs.  As assets were categorized as potential problem loans, non-performing loans or foreclosed assets, evaluations were made of the values of these assets with corresponding charge-offs as appropriate.

In June 2017, the loss sharing agreements for Inter Savings Bank were terminated.  In April 2016, the loss sharing agreements for Team Bank, Vantus Bank and Sun Security Bank were terminated.  Loans acquired from the FDIC related to Valley Bank did not have a loss sharing agreement.  All acquired loans were grouped into pools based on common characteristics and were recorded at their estimated fair values, which incorporated estimated credit losses at the acquisition date.  These loan pools are systematically reviewed by the Company to determine the risk of losses that may exceed those identified at the time of the acquisition.  Techniques used in determining risk of loss are similar to those used to determine the risk of loss for the legacy Great Southern Bank portfolio, with most focus being placed on those loan pools which include the larger loan relationships and those loan pools which exhibit higher risk characteristics.  Review of the acquired loan portfolio also includes review of financial information, collateral valuations and customer interaction to determine if additional reserves are warranted.

The Bank's allowance for loan losses as a percentage of total loans, excluding acquired loans that were previously covered by the FDIC loss sharing agreements, was 1.01% and 1.04% at December 31, 2017 and December 31, 2016, respectively.  Management considers the allowance for loan losses adequate to cover losses inherent in the Bank's loan portfolio at December 31, 2017, based on recent reviews of the Bank's loan portfolio and current economic conditions. If economic conditions were to deteriorate or management's assessment of the loan portfolio were to change, it is possible that additional loan loss provisions would be required, thereby adversely affecting future results of operations and financial condition.

Non-performing Assets

Former TeamBank, Vantus Bank, Sun Security Bank, InterBank and Valley Bank non-performing assets, including foreclosed assets and potential problem loans, are not included in the totals or in the discussion of non-performing loans, potential problem loans and foreclosed assets below.  These assets were initially recorded at their estimated fair values as of their acquisition dates and are accounted for in pools; therefore, these loan pools are analyzed rather than the individual loans.  The performance of the loan pools acquired in the five transactions has been better than original expectations as of the acquisition dates.

As a result of changes in balances and composition of the loan portfolio, changes in economic and market conditions that occur from time to time, and other factors specific to a borrower's circumstances, the level of non-performing assets will fluctuate.

Non-performing assets, excluding all FDIC-assisted acquired assets, at December 31, 2017, were $27.8 million, a decrease of $11.5 million from $39.3 million at December 31, 2016.  Non-performing assets, excluding all FDIC-assisted acquired assets, as a percentage of total assets were 0.63% at December 31, 2017, compared to 0.86% at December 31, 2016.

Compared to December 31, 2016, non-performing loans decreased $2.8 million to $11.3 million at December 31, 2017, and foreclosed assets decreased $8.7 million to $16.6 million at December 31, 2017.  Non-performing consumer loans comprised $3.3 million, or 29.1%, of the total $11.3 million of non-performing loans at December 31, 2017.  Non-performing one-to four-family residential loans comprised $2.7 million, or 24.2%, of the total non-performing loans at December 31, 2017.  Non-performing commercial business loans were $2.1 million, or 18.3%, of total non-performing loans at December 31, 2017.  The decrease in non-performing commercial business loans was primarily due to one relationship totaling $2.9 million which was transferred to foreclosed assets during 2017.  Non-performing other residential loans were $1.9 million, or 16.7%, of total non-performing loans at December 31, 2017.  The increase in non-performing other residential loans was primarily due to the additional of one loan initially totaling $2.4 million, which was charged down upon being added to Non-performing Loans.  Non-performing commercial real estate loans comprised $1.2 million, or 10.9%, of total non-performing loans at December 31, 2017.  The majority of the decrease in the commercial real estate category was due to one relationship incurring charge-offs of $1.2 million during 2017, and two separate relationship with transfers to foreclosed assets totaling approximately $500,000 each.  Non-performing land development loans were $-0- at December 31, 2017.  The decrease in non-performing land development loans was primarily due to the payoff of two significant relationships.

Non-performing Loans. Activity in the non-performing loans category during the year ended December 31, 2017, was as follows:

	Beginning Balance, January 1	Additions	Removed from Non- Performing	Transfers to Potential Problem Loans	Transfers to Foreclosed Assets	Charge-Offs	Payments	Ending Balance, December 31
	(In Thousands)

One- to four-family construction	$—	$381	$—	$—	$—	$—	$(381)	$—
Subdivision construction	109	—	—	—	—	—	(11)	98
Land development	1,718	4,060	—	—	(185)	(125)	(5,468)	—
Commercial construction	—	—	—	—	—	—	—	—
One- to four-family residential	1,825	2,487	(36)	(840)	(242)	(37)	(437)	2,720
Other residential	162	2,442	(77)	—	(161)	(488)	(1)	1,877
Commercial real estate	2,727	2,550	(394)	(347)	(1,060)	(1,649)	(601)	1,226
Other commercial	4,765	1,256	—	—	(2,883)	(829)	(246)	2,063
Consumer	2,775	5,923	(217)	(329)	(1,081)	(2,075)	(1,725)	3,271

Total	$14,081	$19,099	$(724)	$(1,516)	$(5,612)	$(5,203)	$(8,870)	$11,255

Commercial real estate collateral that secured one relationship, totaling $1.7 million, was either transferred to foreclosed assets or sold; therefore, the balance was reclassified from commercial real estate to commercial business in the Beginning Balance, January 1 presentation in the table above.

At December 31, 2017, the non-performing one- to four-family residential category included 28 loans, 18 of which were added during 2017.  The largest relationship in this category, which was added during 2017, included nine loans totaling $1.4 million, or 50.6% of the total category, which are collateralized by residential rental homes in the Springfield, Mo. area. The non-performing commercial business category included five loans.  The largest relationship in this category totaled $1.5 million, or 73.2% of the total category. This relationship, discussed in the paragraph above, was previously collateralized by commercial real estate which has been foreclosed and subsequently sold.  Collection efforts are currently being pursued against the guarantors of the credit relationship.  One loan in this category, totaling $2.9 million and secured by the borrower's interest in a condo project in Branson, Mo, was transferred to foreclosed assets during 2017.  One loan totaling $970,000 was transferred from potential problem loans during 2017.  This loan was added to potential problem loans earlier in 2017 and was subsequently transferred to non-performing loans.  The loan was charged down $470,000 and the remaining balance at December 31, 2017 is $500,000.  The loan is collateralized by the business assets of an entity in the St. Louis, Mo. area.  The non-performing other residential category included one loan, which was added during 2017.

This loan is collateralized by an apartment project in the central Missouri area and was originated in 2004.  The non-performing commercial real estate category included six loans, three of which were added during the year.  The largest relationship in this category, which was added during 2017, totaled $667,000, or 54.4% of the total category.  This loan is collateralized by commercial property in the St. Louis, Mo., area.  One relationship in this category, which included two loans, had $358,000 of charge-offs during 2017 and the remaining balance of $465,000 was transferred to foreclosed assets.  The relationship was collateralized by commercial entertainment property and other property in Branson, Mo.  One loan in this category with a balance of $498,000 was transferred to foreclosed assets during the period.  One relationship in this category, which was collateralized by a theatre property in Branson, Mo., incurred charge-offs of $1.2 million and received payments of $480,000 during the year, which paid off the remaining balance of that loan.  The non-performing consumer category included 255 loans, 204 of which were added during the current year, and the majority of which are indirect used automobile loans. Compared to previous years, in 2016 and 2017 the Company has experienced increased levels of delinquencies and repossessions in consumer loans, primarily indirect used automobile loans.  The non-performing land development category was zero at December 31, 2017.  During the year, one loan, which is the same relationship as one of the loans discussed in the commercial real estate category, and was collateralized by land in the Branson, Mo. area had charge-offs of $92,000 and received payments of $3.8 million, which paid off the remaining balance of that loan.  Also during 2017, one loan in this category received payments of $1.6 million, which paid off the remaining balance of that loan.

Foreclosed Assets. Of the total $22.0 million of other real estate owned at December 31, 2017, $2.1 million represents the fair value of foreclosed assets previously covered by FDIC loss sharing agreements, $1.7 million represents foreclosed assets related to Valley Bank and not previously covered by loss sharing agreements, and $1.6 million represents properties which were not acquired through foreclosure, including former branch locations that have been closed and are held for sale and land which was acquired for a potential branch location . The acquired foreclosed and other assets acquired in the FDIC-assisted transactions and the properties not acquired through foreclosure are not included in the following table and discussion of other real estate owned.  Because sales of foreclosed properties exceeded additions, total foreclosed assets decreased.  Activity in foreclosed assets during the year ended December 31, 2017, was as follows:

	Beginning Balance, January 1	Additions	Proceeds from Sales	Capitalized Costs	ORE Expense Write-Downs	Ending Balance, December 31
	(In Thousands)

One- to four-family construction	$—	$—	$—	$—	$—	$—
Subdivision construction	6,360	350	(1,297)	—	—	5,413
Land development	10,886	—	(2,431)	—	(1,226)	7,229
Commercial construction	—	—	—	—	—	—
One- to four-family residential	1,217	374	(1,470)	—	(9)	112
Other residential	954	161	(1,071)	117	(21)	140
Commercial real estate	3,841	896	(2,843)	—	(200)	1,694
Commercial business	—	2,876	(2,876)	—	—	—
Consumer	1,991	15,728	(15,732)	—	—	1,987

Total	$25,249	$20,385	$(27,720)	$117	$(1,456)	$16,575

At December 31, 2017, the land development category of foreclosed assets included 17 properties, the largest of which was located in the Branson, Mo., area and had a balance of $1.2 million, or 17.2% of the total category.  One property located in the northwest Arkansas area and totaling $1.4 million was sold during 2017.  Of the total dollar amount in the land development category of foreclosed assets, 38.6% and 23.0% was located in the Branson, Mo. and the northwest Arkansas areas, respectively, including the largest property previously mentioned.  The subdivision construction category of foreclosed assets included 15 properties, the largest of which was located in the Springfield, Mo. metropolitan area and had a balance of $1.2 million, or 22.8% of the total category.  Of the total dollar amount in the subdivision construction category of foreclosed assets, 38.2% and 22.8% is located in Branson, Mo. and Springfield, Mo., respectively, including the largest property previously mentioned.  The subdivision construction category of foreclosed assets had 16 properties with total or partial sales during 2017, totaling $1.3 million.  The largest sale was a property in northwest Arkansas totaling $775,000.  The commercial real estate category of foreclosed assets included four properties.  The largest relationship in the commercial real estate category includes commercial properties in Springfield, Mo. and the surrounding area totaling $500,000, or 29.5% of the total category.  The assets of one relationship in the commercial real estate category, which included one retail property located in Georgia and one retail property located in Texas totaling $1.5 million, were sold during 2017.  One property in the commercial real estate category, which is a hotel located in the western United States totaling $1.1 million, was sold during the year.  The commercial business category of other real estate has a balance of zero as of December 31, 2017, due to the sale of the one foreclosed property which was added to the category during the year totaling $2.9 million, which was collateralized by the borrower's interest in a condominium project in Branson, Mo.  The other residential category of foreclosed assets included one property which was added during 2017.  All five properties which were held at the beginning of the year were sold, and included in those sales were four properties which were part of the same condominium community located in Branson, Mo. totaling $843,000.  The larger amount of additions and sales under consumer loans are due to a higher volume of repossessions of automobiles, which generally are subject to a shorter repossession process.  The Company experienced increased levels of delinquencies and repossessions in indirect used automobile loans throughout 2016 and 2017.

Potential Problem Loans. Potential problem loans increased $975,000 during the year ended December 31, 2017, from $7.0 million at December 31, 2016 to $7.9 million at December 31, 2017. This increase was due to the addition of $9.7 million of loans to potential problem loans, partially offset by $5.9 million in loans transferred to the non-performing category, $1.0 million in loans removed from potential problem loans due to improvements in the credits, $72,000 in charge-offs, $89,000 in loans transferred to foreclosed assets, and $1.7 million in payments on potential problem loans.  Potential problem loans are loans which management has identified through routine internal review procedures as having possible credit problems that may cause the borrowers difficulty in complying with current repayment terms. These loans are not reflected in non-performing assets, but are considered in determining the adequacy of the allowance for loan losses.  Activity in the potential problem loans category during the year ended December 31, 2017, was as follows:

	Beginning Balance, January 1	Additions	Removed from Potential Problem	Transfers to Non- Performing	Transfers to Foreclosed Assets	Charge-Offs	Payments	Ending Balance, December 31
	(In Thousands)

One- to four-family construction	$—	$—	$—	$—	$—	$—	$—	$—
Subdivision construction	—	—	—	—	—	—	—	—
Land development	4,135	139	—	(3,980)	—	—	(290)	4
Commercial construction	—	—	—	—	—	—	—	—
One- to four-family residential	439	1,102	—	(131)	(89)	(72)	(127)	1,122
Other residential	—	—	—	—	—	—	—	—
Commercial real estate	2,062	6,569	(1,029)	(803)	—	—	(1,040)	5,759
Other commercial	204	1,387	—	(970)	—	—	(118)	503
Consumer	122	561	(10)	(28)	—	—	(96)	549

Total	$6,962	$9,758	$(1,039)	$(5,912)	$(89)	$(72)	$(1,671)	$7,937
At December 31, 2017, the commercial real estate category of potential problem loans included three loans, all of which were part of the same customer relationship.  This relationship, totaling $5.8 million, or 100.0% of the total category, is collateralized by theatre and retail property in Branson, Mo.  This is a long-term customer of the Bank and these loans were all originated prior to 2008.  The borrower is experiencing cash flow issues due to vacancies in some of the properties and the loans were added to potential problem loans during 2017.  $963,000 of the payments in the category related to one relationship, the remainder of which was moved to non-performing loans during 2017.  The one- to four-family residential category of potential problem loans included 16 loans, 10 of which were added during 2017.  The commercial business category of potential problem loans included five loans, one of which was added during 2017.  One loan in this category totaling $970,000 was added to potential problem loans during 2017 and then subsequently transferred to non-performing loans during the year, and is discussed above in non-performing loans.  The consumer category of potential problem loans included 43 loans, 36 of which were added during 2017.   The land development category of potential problem loans decreased from December 31, 2016 primarily due to the transfer of one loan totaling $3.8 million to the non-performing loans category, which is discussed above in non-performing loans.

Non-Interest Income

Non-interest income for the year ended December 31, 2017 was $38.5 million compared with $28.5 million for the year ended December 31, 2016. The increase of $10.0 million, or 35.1%, was primarily the result of the following items:

Gain on early termination of FDIC loss sharing agreement for Inter Savings Bank:  As previously disclosed in the Company's Current Report on Form 8-K filed on June 9, 2017, the Company's loss sharing agreement with the FDIC related to Inter Savings Bank was terminated early and the Company received a payment of $15.0 million to settle all outstanding items related to the terminated agreement.  The Company recognized a one-time gross gain in 2017 of $7.7 million related to the termination.

Amortization of income related to business acquisitions:  Because of the termination of FDIC loss sharing agreements in previous periods, the net amortization expense related to business acquisitions was $486,000 for the year ended December 31, 2017, compared to $6.4 million for the year ended December 31, 2016.  The amortization expense for the year ended December 31, 2017, consisted of the following items:  $504,000 of amortization expense related to the changes in cash flows expected to be collected from the FDIC-covered loan portfolios acquired from InterBank and $140,000 of amortization of the clawback liability. Partially offsetting the expense was income from the accretion of the discount related to the indemnification asset for the InterBank acquisition of $158,000.

Late charges and fees on loans:  Late charges and fees on loans increased $484,000 compared to the prior year.  The increase was primarily due to fees totaling $632,000 on loan payoffs received on four loan relationships during 2017.

Net gains on loan sales:  Net gains on loan sales decreased $791,000 compared to the prior year.  The decrease was due to a decrease in originations of fixed-rate loans in 2017 compared to 2016, which resulted in fewer loan sales during 2017.  Fixed rate single-family loans originated are generally subsequently sold in the secondary market.

Other income:  Other income decreased $825,000 compared to the prior year.  During 2016, the Company recognized gains of $367,000 on the sale of the two branches in Southwest Missouri.  In addition, a gain of $238,000 was recognized on sales of fixed assets unrelated to the branch sales during 2016.  There were no similar transactions during 2017.  There were net losses on the disposal of certain fixed assets, including ATMs, during the year ended December 31, 2017 of approximately $114,000, with no significant losses on the disposal of fixed assets in the comparable prior year.

Net realized gains on sales of available-for-sale securities:  During 2016, the Company sold an investment held by Bancorp for a gain of $2.7 million and sold other investment securities for a net gain of $144,000.  There were no gains on sales of investments in the current year.

Non-Interest Expense

Total non-interest expense decreased $6.1 million, or 5.1%, from $120.4 million in the year ended December 31, 2016, to $114.3 million in the year ended December 31, 2017.  The Company's efficiency ratio for the year ended December 31, 2017 was 58.99%, a decrease from 62.86% in 2016.  The improvement in the ratio for 2017 was primarily due to the decrease in non-interest expense and the increase in non-interest income (significantly impacted by the gain on the termination of the loss sharing agreements for the Inter Savings Bank FDIC-assisted transaction), partially offset by the decrease in net interest income. The Company's ratio of non-interest expense to average assets decreased from 2.76% for the year ended December 31, 2016, to 2.56% for the year ended December 31, 2017.  The decrease in the current year ratio was due to the decrease in non-interest expense and the increase in average assets in 2017 compared to 2016.  Average assets for the year ended December 31, 2017, increased $89.4 million, or 2.0%, from the year ended December 31, 2016, primarily due to organic loan growth, partially offset by decreases in investment securities.

The following were key items related to the decrease in non-interest expense for the year ended December 31, 2017 as compared to the year ended December 31, 2016:

Fifth Third Bank branch acquisition expenses:  During 2016, the Company incurred approximately $1.4 million of one-time expenses related to the acquisition of certain branches from Fifth Third Bank.  Those expenses included approximately $124,000 of compensation expense, approximately $385,000 of legal, audit and other professional fees expense, approximately $294,000 of computer license and support expense, approximately $436,000 in charges to replace former Fifth Third Bank customer checks with Great Southern Bank checks, and approximately $79,000 of travel, meals and other expenses related to the transaction.

Salaries and employee benefits:  Salaries and employee benefits decreased $343,000 from the prior year.  In 2016, the Company incurred one-time acquisition related net salary and retention bonus and other compensation expenses paid as part of the Fifth Third branch transaction totaling $124,000.  Subsequent to the transaction, some employees related to those operations left the Company and many were not replaced.  Compensation expense also decreased due to a reduction in incentive compensation for loan originators and staff due to fewer residential loan originations in 2017 than in 2016.  The Company also recently reorganized some staff functions in certain areas to operate more efficiently.  In addition, there are budgeted but unfilled positions in various areas of the Company that have resulted in lower compensation costs in these areas. These decreases were partially offset by the increase of $1.1 million related to the special employee bonuses paid to all employees who were employed by the Company on December 31, 2017.  These bonuses were in response to the new federal tax reform legislation.

Net occupancy expense:  Net occupancy expense decreased $1.5 million in the year ended December 31, 2017 compared to 2016.  The decrease was primarily due to furniture, fixtures and equipment, and computer equipment which became fully depreciated during the past year resulting in less depreciation expense during the current year.  During 2016, the Company had one-time expenses as part of the acquisition of the Fifth Third banking centers of $279,000 and increased computer license and support costs of $247,000 with no similar expenses in the current year.

Partnership tax credit:  Partnership tax credit expense decreased $751,000 in the year ended December 31, 2017 compared to 2016.  The decrease was primarily due to the end of the amortization period for some of the Company's new market tax credits and the investment in those tax credits has been written off.

Insurance expense:  Insurance expense decreased $523,000 in the year ended December 31, 2017 compared to the prior year primarily due to a reduction in FDIC insurance premiums resulting from a change in the FDIC insurance assessment rates, which went into effect during the fourth quarter of 2016.

Postage:  Postage decreased $330,000 from the prior year.  During 2016, the Company incurred significant postage costs due to branch acquisitions and sales and the mailing of chip-enabled debit cards.

Legal, audit and other professional fees:  Legal, audit and other professional fees decreased $329,000 from the prior year due to additional expenses in 2016 related to the Fifth Third transaction, as noted in the Fifth Third Bank branch acquisition expenses above.

Other operating expenses:  Other operating expenses decreased $1.5 million in the year ended December 31, 2017 compared to the prior year.  The decrease in other operating expenses was primarily due to higher levels of debit card and check fraud losses in the prior year.  In 2016, the Company experienced debit card and check fraud losses totaling $1.9 million, a significant portion of which resulted from a data security breach at a national retail merchant which operates stores in many of our markets, affecting some of our debit card customers who transacted business with the merchant.  In the 2017 period, the Company experienced debit card and check fraud losses totaling $1.0 million.  Additionally, $436,000 of the decrease in operating expenses is the charge in 2016 to replace Fifth Third customer checks as discussed above.

Provision for Income Taxes

For the years ended December 31, 2017 and 2016, the Company's effective tax rate was 26.7% and 26.7%, respectively.  These effective rates were lower than the statutory federal tax rate of 35%, due primarily to the utilization of certain investment tax credits and to tax-exempt investments and tax-exempt loans which reduced the Company's effective tax rate.  The Company's effective tax rate may fluctuate as it is impacted by the level and timing of the Company's utilization of tax credits and the level of tax-exempt investments and loans and the overall level of pre-tax income.  The Company's effective tax rate was higher than its typical effective tax rate in the 2016 and 2017 years due to increased net income resulting from the gain on termination of the loss sharing agreements for the Inter Savings Bank FDIC-assisted transaction (2017) and gains on the sales of investments (2016).

On December 22, 2017, the H.R.1, originally known as the "Tax Cuts and Jobs Act" (the "Act") was signed into law. Among other things, the Act permanently lowers the corporate federal income tax rate to 21% from the prior maximum rate of 35%, effective for tax years including or commencing January 1, 2018. As a result of the reduction of the corporate federal income tax rate to 21%, U.S. generally accepted accounting principles require companies to perform a revaluation of their deferred tax assets and liabilities as of the date of enactment, with the resulting tax effects accounted for in the reporting period of enactment (the year ended December 31, 2017). Deferred income taxes result from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in future years. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through income tax expense.

Based upon current accounting guidance and the utilization and recognition of the timing differences referred to above, the Company recorded a net decrease in income tax expense of approximately $250,000. This net decrease in income tax expense was comprised of a $2.1 million decrease from the adjustment of net deferred tax liabilities resulting from enactment of the Act, partially offset by the impacts of other tax planning strategies implemented. This impact on the Company's net deferred tax liabilities, which includes, among other things, the timing of recognition of various revenues and expenses, is based upon a review and analysis of the Company's net deferred tax liabilities at December 31, 2017, as well as expected adjustments to various deferred tax assets and deferred tax liabilities in the three months and year ended December 31, 2017, including those accounted for in accumulated other comprehensive income.

In addition, the Company currently expects its effective tax rate (combined federal and state) to decrease from approximately 26.7% in 2017 to approximately 15.5% to 17.5% in 2018, mainly as a result of the Act. The Company's effective income tax rate is expected to continue to be less than the statutory rate due primarily to investments in low-income housing tax credit projects and tax-exempt obligations. The Company's effective tax rate could change in future periods based on changes in the level of investments in tax credit projects and tax-exempt obligations, as well as changes in the level of overall pre-tax earnings.

Average Balances, Interest Rates and Yields

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. Average balances of loans receivable include the average balances of non-accrual loans for each period. Interest income on loans includes interest received on non-accrual loans on a cash basis. Interest income on loans includes the amortization of net loan fees which were deferred in accordance with accounting standards. Fees included in interest income were $2.9 million, $5.0 million and $4.4 million for 2017, 2016 and 2015, respectively. Tax-exempt income was not calculated on a tax equivalent basis. The table does not reflect any effect of income taxes.

	Dec. 31, 2017(2)	Year Ended December 31, 2017			Year Ended December 31, 2016			Year Ended December 31, 2015
	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
		(Dollars In Thousands)
Interest-earning assets:
Loans receivable:
One- to four-family residential	4.16%	$459,227	$22,102	4.81%	$538,776	$28,674	5.32%	$459,378	$34,653	7.54%
Other residential	4.51	706,217	31,970	4.53	535,793	25,052	4.68	423,476	21,236	5.01
Commercial real estate	4.42	1,240,017	54,911	4.43	1,146,983	53,516	4.67	1,071,765	50,952	4.75
Construction	4.40	454,907	21,099	4.64	394,051	18,059	4.58	340,666	15,538	4.56
Commercial business	4.71	295,379	14,666	4.97	316,526	17,389	5.49	328,319	19,137	5.83
Other loans	6.04	632,968	30,356	4.80	693,550	34,176	4.93	569,873	33,377	5.86
Industrial revenue bonds (1)	5.20	25,845	1,550	6.00	33,681	2,017	5.99	42,310	2,347	5.55

Total loans receivable	4.74	3,814,560	176,654	4.63	3,659,360	178,883	4.89	3,235,787	177,240	5.48

Investment securities (1)	2.95	207,803	5,195	2.50	249,484	5,741	2.30	330,328	6,797	2.06
Other interest-earning assets	1.44	121,604	1,212	1.00	116,812	551	0.47	152,720	314	0.21

Total interest-earning assets	4.56	4,143,967	183,061	4.42	4,025,656	185,175	4.60	3,718,835	184,351	4.96
Non-interest-earning assets:
Cash and cash equivalents		103,505			108,593			106,326
Other non-earning assets		212,724			236,544			242,238
Total assets		$4,460,196			$4,370,793			$4,067,399

Interest-bearing liabilities:
Interest-bearing demand and savings	0.32	$1,555,375	4,698	0.30	$1,496,837	3,888	0.26	$1,404,489	2,858	0.20
Time deposits	1.24	1,414,189	15,897	1.12	1,370,935	13,499	0.98	1,257,059	10,653	0.85
Total deposits	0.75	2,969,564	20,595	0.69	2,867,772	17,387	0.61	2,661,548	13,511	0.51
Short-term borrowings and repurchase agreements	0.30	186,364	747	0.40	327,658	1,137	0.35	192,055	65	0.03
Subordinated debentures issued to capital trust	2.98	25,774	949	3.68	25,774	803	3.12	28,754	714	2.48
Subordinated notes	5.57	73,613	4,098	5.57	28,526	1,578	5.53	—	—	—
FHLB advances	1.53	93,524	1,516	1.62	68,325	1,214	1.78	175,873	1,707	0.97

Total interest-bearing liabilities	0.89	3,348,839	27,905	0.83	3,318,055	22,119	0.67	3,058,230	15,997	0.52
Non-interest-bearing liabilities:
Demand deposits		629,015			608,115			541,714
Other liabilities		26,638			29,824			28,772
Total liabilities		4,004,492			3,955,994			3,628,716
Stockholders' equity		455,704			414,799			438,683
Total liabilities and stockholders' equity		$4,460,196			$4,370,793			$4,067,399

Net interest income:
Interest rate spread	3.67%		$155,156	3.59%		$163,056	3.93%		$168,354	4.44%
Net interest margin*				3.74%			4.05%			4.53%
Average interest-earning assets to average interest- bearing liabilities		123.7%			121.3%			121.6%

*	Defined as the Company's net interest income divided by total interest-earning assets.
(1)
Of the total average balances of investment securities, average tax-exempt investment securities were $61.5 million, $72.0 million and $79.9 million for 2017, 2016 and 2015, respectively. In addition, average tax-exempt industrial revenue bonds were $28.6 million, $32.0 million and $36.1 million in 2017, 2016 and 2015, respectively. Interest income on tax-exempt assets included in this table was $3.3 million, $3.8 million and $4.4 million for 2017, 2016 and 2015, respectively. Interest income net of disallowed interest expense related to tax-exempt assets was $3.1 million, $3.7 million and $4.2 million for 2017, 2016 and 2015, respectively.

(2)
The yield/rate on loans at December 31, 2017 does not include the impact of the accretable yield (income) on loans acquired in the FDIC-assisted transactions.  See "Net Interest Income" for a discussion of the effect on 2017 results of operations.

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

	Year Ended December 31, 2017 vs. December 31, 2016			Year Ended December 31, 2016 vs. December 31, 2015
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Rate	Volume		Rate	Volume
	(In Thousands)
Interest-earning assets:
Loans receivable	$(9,638)	$7,409	$(2,229)	$(20,188)	$21,831	$1,643
Investment securities	468	(1,014)	(546)	740	(1,796)	(1,056)
Other interest-earning assets	638	23	661	326	(89)	237
Total interest-earning assets	(8,532)	6,418	(2,114)	(19,122)	19,946	824
Interest-bearing liabilities:
Demand deposits	653	157	810	832	198	1,030
Time deposits	1,961	437	2,398	1,825	1,021	2,846
Total deposits	2,614	594	3,208	2,657	1,219	3,876
Short-term borrowings and repurchase agreements	156	(546)	(390)	996	76	1,072
Subordinated debentures issued to capital trust	146	—	146	168	(79)	89
Subordinated notes	216	2,304	2,520	—	1,578	1,578
FHLBank advances	(114)	416	302	919	(1,412)	(493)
Total interest-bearing liabilities	3,018	2,768	5,786	4,740	1,382	6,122
Net interest income	$(11,550)	$3,650	$(7,900)	$(23,862)	$18,564	$(5,298)

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

Interest Income - Loans
During the year ended December 31, 2016 compared to the year ended December 31, 2015, interest income on loans increased due to higher average balances, partially offset by lower average interest rates.  Interest income increased $21.8 million as the result of higher average loan balances, which increased from $3.24 billion during the year ended December 31, 2015, to $3.66 billion during the year ended December 31, 2016.  The higher average balances were primarily due to organic loan growth, in addition to the loans obtained as part of the Fifth Third Bank branch acquisition.  Interest income decreased $20.2 million as the result of lower average interest rates on loans.  The average yield on loans decreased from 5.48% during the year ended December 31, 2015 to 4.89% during the year ended December 31, 2016.  This decrease was due to lower overall loan rates, and a lower amount of accretion income in the year ended December 31, 2016 resulting from the increases in expected cash flows to be received from the FDIC-acquired loan pools, which is discussed in Note 4 of the accompanying audited financial statements, included in Item 8 of this report.

On an on-going basis, the Company estimates the cash flows expected to be collected from the acquired loan pools. This cash flows estimate has increased, based on the payment histories and the collection of certain loans, thereby reducing loss expectations of certain loan pools, resulting in adjustments to be spread on a level-yield basis over the remaining expected lives of the loan pools. The loss sharing agreements for the Team Bank, Vantus Bank and Sun Security Bank transactions were terminated in April 2016, and the related indemnification assets were reduced to $-0- at that time.  The Valley Bank transaction does not include a loss sharing agreement with the FDIC.  Therefore, for these four acquisition transactions, there is no related indemnification asset. The entire amount of the discount adjustment has been and will be accreted to interest income over time with no offsetting impact to non-interest income.  For the loan pools acquired in the InterBank transaction, the increases in expected cash flows also reduce the amount of expected reimbursements under the related loss sharing agreements with the FDIC, which were recorded as indemnification assets prior to the termination of the loss sharing agreements in 2017. Therefore, the expected indemnification asset also was reduced in 2016, resulting in adjustments that were to be amortized on a comparable basis until the loss sharing agreements were terminated or the remaining expected life of the loan pools, whichever was shorter.  For the years ended December 31, 2016 and 2015, the adjustments increased interest income by $16.4 million and $28.5 million, respectively, and decreased non-interest income by $7.0 million and $19.5 million, respectively.  The net impact to pre-tax income was $9.4 million and $9.0 million, respectively, for the years ended December 31, 2016 and 2015.

Apart from the yield accretion from the acquired loan pools, the average yield on loans was 4.44% during the year ended December 31, 2016, compared to 4.60% during the year ended December 31, 2015, as a result of loan pay-offs, normal amortization of higher-rate loans and new loans that were made at current lower market rates. Interest income also decreased due to significant interest recoveries in the prior year period, as discussed in the paragraph below.

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

Total Interest Expense
Total interest expense increased $6.1 million, or 38.3%, during the year ended December 31, 2016, when compared with the year ended December 31, 2015, due to an increase in interest expense on deposits of $3.9 million, or 28.7%, an increase in interest expense on the subordinated notes issued in August 2016 of $1.6 million, an increase in interest expense on short-term and structured repo borrowings of $1.1 million, or 1,649.2%, and an increase in interest expense on subordinated debentures issued to capital trust of $89,000, or 12.5%, partially offset by a decrease in interest expense on FHLBank advances of $493,000, or 28.9%.

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
Interest expense on time deposits increased $1.8 million as a result of an increase in average rates of interest from 0.85% during the year ended December 31, 2015, to 0.98% during the year ended December 31, 2016.  Interest expense on time deposits increased $1.0 million due to an increase in average balances of time deposits from $1.26 billion during the year ended December 31, 2015, to $1.37 billion during the year ended December 31, 2016.  The increase in average balances of time deposits was primarily a result of increased balances of brokered deposits and time deposits opened through the Company's internet deposit acquisition channels

Interest Expense - FHLBank Advances, Short-term Borrowings and Structured Repurchase Agreements, Subordinated Debentures Issued to Capital Trust and Subordinated Notes

Interest expense on FHLBank advances decreased due to lower average balances, partially offset by higher average rates of interest.  Interest expense on FHLBank advances decreased $1.4 million due to a decrease in average balances from $175.9 million during the year ended December 31, 2015, to $68.3 million during the year ended December 31, 2016.  This decrease was primarily due to the paydown and partial replacement of short-term FHLBank advances with overnight fed funds borrowings from the FHLBank.  Partially offsetting the decrease due to reduced average balances was an increase in interest expense of $919,000 due to an increase in average interest rates from 0.97% in the year ended December 31, 2015, to 1.78% in the year ended December 31, 2016.  The increase in the average rate was due to a change in the mix of advances compared to the prior year.  Short-term advances with very low interest rates were utilized more significantly in the prior year, which caused the overall average rate to be lower.  In the current year, the Company utilized more overnight borrowings from the FHLBank which are included in short-term borrowings, with the remaining balance of FHLBank advances being longer term at a higher rate.

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

Net Interest Income

Net interest income for the year ended December 31, 2016 decreased $5.3 million to $163.1 million compared to $168.4 million for the year ended December 31, 2015. Net interest margin was 4.05% for the year ended December 31, 2016, compared to 4.53% in 2015, a decrease of 48 basis points.  In both years, the Company's net interest income and margin were significantly impacted by the increases in expected cash flows to be received from the FDIC-acquired loan pools and the resulting increase to accretable yield, which was discussed previously in "Interest Income – Loans" and is discussed in Note 4 of the accompanying audited financial statements, which are included in Item 8 of this Report.  The positive impact of these changes on the years ended December 31, 2016 and 2015 were increases in interest income of $16.4 million and $28.5 million, respectively, and increases in net interest margin of 41 basis points and 77 basis points, respectively.  Excluding the positive impact of the additional yield accretion, net interest margin decreased 12 basis points during the year ended December 31, 2016.  The decrease in net interest margin was primarily due to a decrease in average interest rate on loans (primarily due to decreased interest income on loans acquired in the FDIC-assisted transactions) and an increase in the average interest rate on time deposits and borrowings, partially offset by an increase in the average interest rate on investment securities.

The Company's overall interest rate spread decreased 51 basis points, or 11.5%, from 4.44% during the year ended December 31, 2015, to 3.93% during the year ended December 31, 2016. The decrease was due to a 36 basis point decrease in the weighted average yield on interest-earning assets and a 15 basis point increase in the weighted average rate paid on interest-bearing liabilities. In comparing the two years, the yield on loans decreased 59 basis points while the yield on investment securities and other interest-earning assets increased 25 basis points. The rate paid on deposits increased 10 basis points, the rate paid on FHLBank advances increased 81 basis points, the rate paid on short-term borrowings increased 32 basis points and the rate paid on subordinated debentures issued to capital trust increased 64 basis points.  In addition, the subordinated notes issued in August 2016 paid interest at an average rate of 553 basis points.

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

At December 31, 2016, loans acquired in the InterBank FDIC-assisted transaction were covered by loss sharing agreements between the FDIC and Great Southern Bank, which afforded Great Southern Bank at least 80% protection from losses in the acquired portfolio of loans.  The FDIC loss sharing agreements were subject to limitations on the types of losses covered and the length of time losses were covered and was conditioned upon the Bank complying with its requirements in the agreements with the FDIC.  These limitations are described in detail in Note 4 of the accompanying financial statements, which are included in Item 8 of this report.  In April 2016, the loss sharing agreements for Team Bank, Vantus Bank and Sun Security Bank were terminated and in June 2017 the loss sharing agreements for InterBank were terminated.  Loans acquired from the FDIC related to Valley Bank did not have a loss sharing agreement.  All acquired loans were grouped into pools based on common characteristics and were recorded at their estimated fair values, which incorporated estimated credit losses at the acquisition date.  These loan pools are systematically reviewed by the Company to determine the risk of losses that may exceed those identified at the time of the acquisition.  Techniques used in determining risk of loss are similar to those used to determine the risk of loss for the legacy Great Southern Bank portfolio, with most focus being placed on those loan pools which include the larger loan relationships and those loan pools which exhibit higher risk characteristics.  Review of the acquired loan portfolio also includes meetings with customers, review of financial information and collateral valuations to determine if any additional losses are apparent.

The allowance for loan losses as a percentage of total loans, excluding acquired covered and non-covered loans, was 1.04% and 1.20% at December 31, 2016 and 2015, respectively.  Management considered the allowance for loan losses adequate to cover losses inherent in the Company's loan portfolio at December 31, 2016, based on recent reviews of the Company's loan portfolio and then-current economic conditions.  If economic conditions were to deteriorate or management's assessment of the loan portfolio were to change, it is possible that additional loan loss provisions would be required, thereby adversely affecting future results of operations and financial condition.

Non-performing Assets

Former TeamBank, Vantus Bank, Sun Security Bank and InterBank non-performing assets, including foreclosed assets and potential problem loans, are not included in the totals or in the discussion of non-performing loans, potential problem loans and foreclosed assets below as they were subject to loss sharing agreements with the FDIC, which covered at least 80% of principal losses that could be incurred in these portfolios for the applicable terms under the agreements.  In addition, these assets were initially recorded at their estimated fair values as of their acquisition dates.  The overall performance of the loan pools acquired in 2009, 2011 and 2012 in

FDIC-assisted transactions has been better than original expectations as of the acquisition dates.  Former Valley Bank loans are also excluded from the totals and the discussion of non-performing loans, potential problem loans and foreclosed assets below, although they are not covered by a loss sharing agreement.  Former Valley Bank loans are accounted for in pools and were recorded at their fair value at the time of the acquisition; therefore, these loan pools are analyzed rather than the individual loans.

As previously discussed, the remaining loss sharing agreements for Team Bank, Vantus Bank and Sun Security Bank were terminated in April 2016 and the loss sharing agreements for InterBank were terminated in June 2017.

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

Non-Interest Expense

Total non-interest expense increased $6.0 million, or 5.3%, from $114.4 million in the year ended December 31, 2015, to $120.4 million in the year ended December 31, 2016.  The Company's efficiency ratio for the year ended December 31, 2016 was 62.86%, slightly higher than the 62.85% in 2015.  The 2016 ratio was negatively affected by the increase in non-interest expense and the decrease in net interest income, offset by an increase in non-interest income. The Company's ratio of non-interest expense to average assets decreased from 2.81% for the year ended December 31, 2015, to 2.76% for the year ended December 31, 2016.  The decrease in the ratio for the year ended December 31, 2016 was due to the increase in average assets in 2016 compared to 2015, partially offset by the increase in non-interest expense.  Average assets for the year ended December 31, 2016, increased $303.4 million, or 7.5%, from the year ended December 31, 2015.  The following were key items related to the increase in non-interest expense for the year ended December 31, 2016 as compared to the year ended December 31, 2015:

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

Expense on foreclosed assets:  Expense on foreclosed assets increased $1.6 million compared to the prior year due to expenses and valuation write-downs of foreclosed assets, and the loss on final disposition of certain assets during the current year.  During 2016, expenses and loss on final disposition of two related properties totaling $320,000 were incurred.  In addition, approximately $912,000 in valuation write-downs, primarily related to these two properties, were taken during 2016. Collection expenses and losses on sales of non-real estate assets (primarily automobiles) increased $652,000 in 2016 compared to 2015.  The Company has increased its consumer lending, primarily in indirect automobile lending, significantly in the past few years though the Company's consumer loan portfolio decreased in 2017.

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

Liquidity

Liquidity is a measure of the Company's ability to generate sufficient cash to meet present and future financial obligations in a timely manner through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. These obligations include the credit needs of customers, funding deposit withdrawals and the day-to-day operations of the Company. Liquid assets include cash, interest-bearing deposits with financial institutions and certain investment securities and loans. As a result of the Company's management of the ability to generate liquidity primarily through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors' requirements and meet its customers' credit needs. At December 31, 2017, the Company had commitments of approximately $184.8 million to fund loan originations, $1.05 billion of unused lines of credit and unadvanced loans, and $20.0 million of outstanding letters of credit.

The following table summarizes the Company's fixed and determinable contractual obligations by payment date as of December 31, 2017. Additional information regarding these contractual obligations is discussed further in Notes 8, 9, 10, 11, 12, 13, 16 and 19 of the accompanying audited financial statements, which are included in Item 8 of this Report.

	Payments Due In:
	One Year or Less	Over One to Five Years	Over Five Years	Total
	(In Thousands)

Deposits without a stated maturity	$2,227,300	$—	$—	$2,227,300
Time and brokered certificates of deposit	1,013,814	353,857	2,173	1,369,844
Federal Home Loan Bank advances	127,500	—	—	127,500
Short-term borrowings	97,135	—	—	97,135
Subordinated debentures	—	—	25,774	25,774
Subordinated notes	—	—	73,688	73,688
Operating leases	877	1,795	473	3,145
Dividends declared but not paid	3,381	—	—	3,381

	$3,470,007	$355,652	$102,108	$3,927,767

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

At December 31, 2017 and 2016, the Company had these available secured lines and on-balance sheet liquidity:

	December 31, 2017	December 31, 2016
Federal Home Loan Bank line	$570.5 million	$551.0 million
Federal Reserve Bank line	528.9 million	602.0 million
Interest-Bearing and Non-Interest-Bearing Deposits	242.3 million	279.8 million
Unpledged Securities	46.4 million	50.7 million

Statements of Cash Flows. During the years ended December 31, 2017, 2016 and 2015, the Company had positive cash flows from operating activities.  The Company experienced positive cash flows from investing activities during the year ended December 31, 2017 and negative cash flows from investing activities during the years ended December 31, 2016 and 2015.  The Company experienced negative cash flows from financing activities during the year ended December 31, 2017 and positive cash flows from financing activities during the years ended December 31, 2016 and 2015.

Cash flows from operating activities for the periods covered by the Statements of Cash Flows have been primarily related to changes in accrued and deferred assets, credits and other liabilities, the provision for loan losses, realized gains on the sale of investment securities and loans, depreciation and amortization, gains or losses on the termination of loss sharing agreements and the amortization of deferred loan origination fees and discounts (premiums) on loans and investments, all of which are non-cash or non-operating adjustments to operating cash flows. Net income adjusted for non-cash and non-operating items and the origination and sale of loans held-for-sale were the primary sources of cash flows from operating activities. Operating activities provided cash flows of $62.8 million, $80.6 million and $71.4 million during the years ended December 31, 2017, 2016 and 2015, respectively.

During the year ended December 31, 2017, investing activities provided cash of $81.4 million, primarily due to the cash received from the FDIC loss sharing termination reimbursement, proceeds from the sale of other real estate owned and the net repayment of investment securities.  During the years ended December 31, 2016 and 2015, investing activities used cash of $198.7 million and $196.2 million, respectively, primarily due to the net increases and purchases of loans, partially offset by the net repayment or sales of investment securities.

Changes in cash flows from financing activities during the periods covered by the Statements of Cash Flows are primarily due to changes in deposits after interest credited, changes in FHLBank advances, changes in short-term borrowings, dividend payments to stockholders, issuance of subordinated notes (2016) and redemption of preferred stock (2015).  Financing activities used cash flows of $181.7 million during the year ended December 31, 2017, primarily due to reduction of customer certificate of deposit balances, net increases or decreases in various borrowings and dividend payments to stockholders.  Financing activities provided cash flows of $198.7 million and $105.3 million during the years ended December 31, 2016 and 2015, respectively, primarily due to increases in customer deposit balances, partially offset by net increases or decreases in various borrowings, dividend payments to stockholders, issuance of subordinated notes and redemption of preferred stock.

Capital Resources

Management continuously reviews the capital position of the Company and the Bank to ensure compliance with minimum regulatory requirements, as well as to explore ways to increase capital either by retained earnings or other means.

As of December 31, 2017, total stockholders' equity and common stockholders' equity were each $471.7 million, or 10.7% of total assets, equivalent to a book value of $33.48 per common share.  As of December 31, 2016, total stockholders' equity and common stockholders' equity were each $429.8 million, or 9.4% of total assets, equivalent to a book value of $30.77 per common share.  At December 31, 2017, the Company's tangible common equity to tangible assets ratio was 10.5% as compared to 9.2% at December 31, 2016.

Banks are required to maintain minimum risk-based capital ratios. These ratios compare capital, as defined by the risk-based regulations, to assets adjusted for their relative risk as defined by the regulations. Under current guidelines, which became effective January 1, 2015, banks must have a minimum common equity Tier 1 capital ratio of 4.50%, a minimum Tier 1 risk-based capital ratio of 6.00%, a minimum total risk-based capital ratio of 8.00%, and a minimum Tier 1 leverage ratio of 4.00%. To be considered "well capitalized," banks must have a minimum common equity Tier 1 capital ratio of 6.50%, a minimum Tier 1 risk-based capital ratio of 8.00%, a minimum total risk-based capital ratio of 10.00%, and a minimum Tier 1 leverage ratio of 5.00%. On December 31, 2017, the Bank's common equity Tier 1 capital ratio was 12.3%, its Tier 1 capital ratio was 12.3%, its total capital ratio was 13.2% and its Tier 1 leverage ratio was 11.7%. As a result, as of December 31, 2017, the Bank was well capitalized, with capital ratios in excess of those required to qualify as such.  On December 31, 2016, the Bank's common equity Tier 1 capital ratio was 11.8%, its Tier 1 capital ratio was 11.8%, its total capital ratio was 12.7% and its Tier 1 leverage ratio was 10.8%. As a result, as of December 31, 2016, the Bank was well capitalized, with capital ratios in excess of those required to qualify as such.

The FRB has established capital regulations for bank holding companies that generally parallel the capital regulations for banks. On December 31, 2017, the Company's common equity Tier 1 capital ratio was 10.9%, its Tier 1 capital ratio was 11.4%, its total capital ratio was 14.1% and its Tier 1 leverage ratio was 10.9%. To be considered well capitalized, a bank holding company must have a Tier 1 risk-based capital ratio of at least 6.00% and a total risk-based capital ratio of at least 10.00%.  As of December 31, 2017, the Company was considered well capitalized, with capital ratios in excess of those required to qualify as such.  On December 31, 2016, the Company's common equity Tier 1 capital ratio was 10.2%, its Tier 1 capital ratio was 10.8%, its total capital ratio was 13.6% and its Tier 1 leverage ratio was 9.9%.  As of December 31, 2016, the Company was considered well capitalized, with capital ratios in excess of those required to qualify as such.

In addition to the minimum common equity Tier 1 capital ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio, the Company and the Bank have to maintain a capital conservation buffer consisting of additional common equity Tier 1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses.  This capital conservation buffer requirement began phasing in beginning on January 1, 2016 when a buffer greater than 0.625% of risk-weighted assets was required, which amount increased by an additional 0.625% as of January 1, 2017, and increases an equal amount each year until the buffer requirement of greater than 2.5% of risk-weighted assets is fully implemented on January 1, 2019.

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

Dividends. During the year ended December 31, 2017, the Company declared common stock cash dividends of $0.94 per share (25.8% of net income per common share) and paid common stock cash dividends of $0.92 per share.  During the year ended December 31, 2016, the Company declared common stock cash dividends of $0.88 per share (27.4% of net income per common share) and paid common stock cash dividends of $0.88 per share.  The Board of Directors meets regularly to consider the level and the timing of dividend payments.  The $0.24 per share dividend declared but unpaid as of December 31, 2017, was paid to stockholders in January 2018. In addition, the Company paid preferred dividends as described below in years prior to 2016.

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

Common Stock Repurchases and Issuances. The Company has been in various buy-back programs since May 1990. Our ability to repurchase common stock  was limited, but allowed, under the terms of the SBLF Preferred Stock as noted above, under "-Dividends" and was previously generally precluded due to our participation in the CPP from December 2008 through August 2011.  During the years ended December 31, 2017 and 2016, the Company did not repurchase any shares of its common stock.  During the years ended December 31, 2017 and 2016, the Company issued 119,147 shares of stock at an average price of $27.35 per share and 80,454 shares of stock at an average price of $26.47 per share, respectively, to cover stock option exercises.

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

Non-GAAP Reconciliation:  Ratio of Tangible Common Equity to Tangible Assets

	December 31,	December 31,	December 31,	December 31,	December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands)

Common equity at period end	$471,662	$429,806	$398,227	$361,802	$322,755
Less: Intangible assets at period end	10,850	12,500	5,758	7,508	4,583
Tangible common equity at period end (a)	$460,812	$417,306	$392,469	$354,294	$318,172

Total assets at period end	$4,414,521	$4,550,663	$4,104,189	$3,951,334	$3,560,250
Less: Intangible assets at period end	10,850	12,500	5,758	7,508	4,583
Tangible assets at period end (b)	$4,403,671	$4,538,163	$4,098,431	$3,943,826	$3,555,667

Tangible common equity to tangible assets (a) / (b)	10.46%	9.20%	9.58%	8.98%	8.95%

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

The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained despite fluctuations in prevailing interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time. The difference, or the interest rate repricing "gap," provides an indication of the extent to which an institution's interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities repricing during the same period, and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets during the same period. Generally, during a period of rising interest rates, a negative gap within shorter repricing periods would adversely affect net interest income, while a positive gap within shorter repricing periods would result in an increase in net interest income. During a period of falling interest rates, the opposite would be true. As of December 31, 2017, Great Southern's interest rate risk models indicate that, generally, rising interest rates are expected to have a positive impact on the Company's net interest income, while declining interest rates would have a negative impact on net interest income. We model various interest rate scenarios for rising and falling rates, including both parallel and non-parallel shifts in rates. The results of our modeling indicate that net interest income is not likely to be materially affected either positively or negatively in the first twelve months following a rate change, regardless of any changes in interest rates, because our portfolios are relatively well matched in a twelve-month horizon. The effects of interest rate changes, if any, are expected to be more impacting to net interest income in the 12 to 36 months following a rate change.

The current level and shape of the interest rate yield curve poses challenges for interest rate risk management. Prior to its increase of 0.25% on December 16, 2015, the Federal Reserve Board had last changed interest rates on December 16, 2008. This was the first rate increase since September 29, 2006.  The FRB has now also implemented rate increases of 0.25% on December 14, 2016, March 15, 2017, June 14, 2017 and December 13, 2017.  A substantial portion of Great Southern's loan portfolio ($1.31 billion at December 31, 2017) is tied to the one-month or three-month LIBOR index and will adjust at least once within 90 days after December 31, 2017.  Of these loans, $934 million as of December 31, 2017 had interest rate floors.  Great Southern also has a significant portfolio of loans ($318 million at December 31, 2017) which are tied to a "prime rate" of interest and will adjust immediately with changes to the "prime rate" of interest.

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

In the normal course of business, the Company may use derivative financial instruments (primarily interest rate swaps) from time to time to assist in its interest rate risk management.  In 2011, the Company began executing interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions.  Because the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. These interest rate derivatives result from a service provided to certain qualifying customers and, therefore, are not used to manage interest rate risk in the Company's assets or liabilities. The Company manages a matched book with respect to its derivative instruments in order to minimize its net risk exposure resulting from such transactions.

In 2013, the Company entered into two interest rate cap agreements related to its floating rate debt associated with its trust preferred securities. The agreements provide that the counterparty will reimburse the Company if interest rates rise above a certain threshold, thus creating a cap on the effective interest rate paid by the Company. These agreements are classified as hedging instruments, and the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.  During 2015, the Company redeemed $5.0 million of the total $30.0 million of its trust preferred securities.  The interest rate cap related to this $5.0 million trust preferred security was terminated and the remaining cost of this interest rate cap was amortized to interest expense in 2015.  The interest rate cap related to the $25.0 million trust preferred security terminated per its contractual terms in the third quarter of 2017.

The Company's interest rate derivatives and hedging activities are discussed further in Note 17 of the accompanying audited financial statements, which are included in Item 8 of this Report.

The following tables illustrate the expected maturities and repricing, respectively, of the Bank's financial instruments at December 31, 2017. These schedules do not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. The tables are based on information prepared in accordance with generally accepted accounting principles.

Maturities

	December 31,							December 31,
	2018	2019	2020	2021	2022	Thereafter	Total	2017 Fair Value
	(Dollars In Thousands)

Financial Assets:
Interest bearing deposits	$126,653	—	—	—	—	—	$126,653	$126,653
Weighted average rate	1.44%	—	—	—	—	—	1.44%
Available-for-sale debt securities(1)	$6,003	$14,201	$17,910	$6,186	$1,719	$133,160	$179,179	$179,179
Weighted average rate	4.78%	4.84%	5.04%	4.79%	5.41%	2.31%	2.96%
Held-to-maturity securities	$130	—	—	—	—	—	$130	$131
Weighted average rate	6.14%	—	—	—	—	—	6.14%
Adjustable rate loans	$430,055	$362,139	$235,854	$371,304	$246,470	$464,260	$2,110,082	$2,114,901
Weighted average rate	4.64%	4.43%	4.54%	4.32%	4.47%	3.93%	4.36%
Fixed rate loans	$248,559	$215,898	$339,025	$327,824	$266,806	$292,126	$1,690,238	$1,694,334
Weighted average rate	4.14%	4.82%	4.88%	5.26%	6.18%	5.63%	5.17%
Federal Home Loan Bank stock	—	—	—	—	—	$11,182	$11,182	$11,182
Weighted average rate	—	—	—	—	—	2.78%	2.78%

Total financial assets	$811,400	$592,238	$592,789	$705,314	$514,995	$900,728	$4,117,464

Financial Liabilities:
Time deposits	$1, 013,814	$220,813	$58,811	$48,365	$25,868	$2,173	$1,369,844	$1,379,100
Weighted average rate	1.13%	1.43%	1.79%	1.95%	1.79%	1.79%	1.25%
Interest-bearing demand	$1,565,711	—	—	—	—	—	$1,565,711	$1,565,711
Weighted average rate	0.32%	—	—	—	—	—	0.32%
Non-interest-bearing demand	$661,589	—	—	—	—	—	$661,589	$661,589
Weighted average rate	—	—	—	—	—	—	—
Federal Home Loan Bank	$127,500	—	—	—	—	—	$127,500	$127,840
Weighted average rate	1.53%	—	—	—	—	—	1.53%
Short-term borrowings	$97,135	—	—	—	—	—	$97,135	$97,135
Weighted average rate	0.30%	—	—	—	—	—	0.30%
Subordinated notes	—	—	—	—	—	$75,000	$75,000	$76,500
Weighted average rate	—	—	—	—	—	5.56%	5.56%
Subordinated debentures	—	—	—	—	—	$25,774	$25,774	$25,774
Weighted average rate	—	—	—	—	—	2.98%	2.98%

Total financial liabilities	$3,465,749	$220,813	$58,811	$48,365	$25,868	$102,947	$3,922,553

_______________
(1)
Available-for-sale debt securities include approximately $122.5 million of mortgage-backed securities which pay interest and principal monthly to the Company. Of this total, $105.6 million represents securities that have variable rates of interest after a fixed interest period. These securities will experience rate changes at varying times over the next ten years. This table does not show the effect of these monthly repayments of principal or rate changes.

Repricing

	December 31,							December 31,
	2018	2019	2020	2021	2022	Thereafter	Total	2017 Fair Value
	(Dollars In Thousands)

Financial Assets:
Interest bearing deposits	$126,653	—	—	—	—	—	$126,653	$126,653
Weighted average rate	1.44%	—	—	—	—	—	1.44%
Available-for-sale debt securities(1)	$34,019	$23,862	$17,910	$14,813	$30,233	$58,342	$179,179	$179,179
Weighted average rate	2.72%	3.71%	5.04%	2.94%	2.23%	2.58%	2.96%
Held-to-maturity securities	$130	—	—	—	—	—	$130	$131
Weighted average rate	6.14%	—	—	—	—	—	6.14%
Adjustable rate loans	$1,904,666	$83,431	$38,010	$41,607	$27,343	$15,025	$2,110,082	$2,114,901
Weighted average rate	4.41%	3.71%	4.27%	4.08%	3.83%	3.74%	4.36%
Fixed rate loans	$248,559	$215,898	$339,025	$327,824	$266,806	$292,126	$1,690,238	$1,694,334
Weighted average rate	4.14%	4.82%	4.88%	5.26%	6.18%	5.63%	5.17%
Federal Home Loan Bank stock	$11,182	—	—	—	—	—	$11,182	$11,182
Weighted average rate	2.78%	—	—	—	—	—	2.78%

Total financial assets	$2,325,209	$323,191	$394,945	$384,244	$324,382	$365,493	$4,117,464

Financial Liabilities:
Time deposits	$1,013,814	$220,813	$58,811	$48,365	$25,868	$2,173	$1,369,844	$1,379,100
Weighted average rate	1.13%	1.43%	1.79%	1.95%	1.79%	1.79%	1.25%
Interest-bearing demand	$1,565,711	—	—	—	—	—	$1,565,711	$1,565,711
Weighted average rate	0.32%	—	—	—	—	—	0.32%
Non-interest-bearing demand(2)	—	—	—	—	—	$661,589	$661,589	$661,589
Weighted average rate	—	—	—	—	—	—	—
Federal Home Loan Bank advances	$127,500	—	—	—	—	—	$127,500	$127,840
Weighted average rate	1.53%	—	—	—	—	—	1.53%
Short-term borrowings	$97,135	—	—	—	—	—	$97,135	$97,135
Weighted average rate	0.30%	—	—	—	—	—	0.30%
Subordinated notes	—	—	—	—	—	$75,000	$75,000	$76,500
Weighted average rate	—	—	—	—	—	5.57%	5.57%
Subordinated debentures	$25,774	—	—	—	—	—	$25,774	$25,774
Weighted average rate	2.98%	—	—	—	—	—	2.98%

Total financial liabilities	$2,829,934	$220,813	$58,811	$48,365	$25,868	$738,762	$3,922,553

Periodic repricing GAP	$(504,725)	$102,378	$336,134	$335,879	$298,514	$(373,269)	$194,911

Cumulative repricing GAP	$(504,725)	$(402,347)	$(66,213)	$269,666	$568,180	$194,911

_______________
(1)
Available-for-sale debt securities include approximately $122.5 million of mortgage-backed securities which pay interest and principal monthly to the Company. Of this total, $105.6 million represents securities that have variable rates of interest after a fixed interest period. These securities will experience rate changes at varying times over the next ten years. This table does not show the effect of these monthly repayments of principal or rate changes.

(2)	Non-interest-bearing demand is included in this table in the column labeled "Thereafter" since there is no interest rate related to these liabilities and therefore there is nothing to reprice.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
Great Southern Bancorp, Inc.
Springfield, Missouri

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Great Southern Bancorp, Inc. (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements").  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2017, based on Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 6, 2018, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on the Company's financial statements based on our audits.

We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audits provide a reasonable basis for our opinion.

/s/ BKD, LLP

We have served as the Company's auditor since 1975.

Springfield, Missouri
March 6, 2018

Great Southern Bancorp, Inc.
Consolidated Statements of Financial Condition
December 31, 2017 and 2016
(In Thousands, Except Per Share Data)

	2017	2016

Assets
Cash	$115,600	$120,203
Interest-bearing deposits in other financial institutions	126,653	159,566
Cash and cash equivalents	242,253	279,769
Available-for-sale securities	179,179	213,872
Held-to-maturity securities	130	247
Mortgage loans held for sale	8,203	16,445
Loans receivable, net of allowance for loan losses of $36,492 and $37,400 at December 31, 2017 and 2016, respectively	3,726,302	3,759,966
FDIC indemnification asset	—	13,145
Interest receivable	12,338	11,875
Prepaid expenses and other assets	47,122	45,649
Other real estate owned and repossessions, net	22,002	32,658
Premises and equipment, net	138,018	140,596
Goodwill and other intangible assets	10,850	12,500
Federal Home Loan Bank stock	11,182	13,034
Current and deferred income taxes	16,942	10,907
Total assets	$4,414,521	$4,550,663

Liabilities and Stockholders' Equity
Liabilities
Deposits	$3,597,144	$3,677,230
Federal Home Loan Bank advances	127,500	31,452
Securities sold under reverse repurchase agreements with customers	80,531	113,700
Short-term borrowings	16,604	172,323
Subordinated debentures issued to capital trust	25,774	25,774
Subordinated notes	73,688	73,537
Accrued interest payable	2,904	2,723
Advances from borrowers for taxes and insurance	5,319	4,643
Accrued expenses and other liabilities	13,395	19,475
Total liabilities	3,942,859	4,120,857

Commitments and Contingencies	—	—

Stockholders' Equity
Capital stock
Serial preferred stock, $.01 par value; authorized 1,000,000 shares; issued and outstanding 2017 and 2016 – -0- shares	—	—
Common stock, $.01 par value; authorized 20,000,000 shares; issued and outstanding 2017 –14,087,533 shares, 2016 – 13,968,386 shares	141	140
Additional paid-in capital	28,203	25,942
Retained earnings	442,077	402,166
Accumulated other comprehensive income, net of income taxes of $708 and $887 at December 31, 2017 and 2016, respectively	1,241	1,558

Total stockholders' equity	471,662	429,806
Total liabilities and stockholders' equity	$4,414,521	$4,550,663

See Notes to Consolidated Financial Statements

Great Southern Bancorp, Inc.
Consolidated Statements of Income
Years Ended December 31, 2017, 2016 and 2015
(In Thousands, Except Per Share Data)

	2017	2016	2015

Interest Income
Loans	$176,654	$178,883	$177,240
Investment securities and other	6,407	6,292	7,111
	183,061	185,175	184,351
Interest Expense
Deposits	20,595	17,387	13,511
Federal Home Loan Bank advances	1,516	1,214	1,707
Short-term borrowings and repurchase agreements	747	1,137	65
Subordinated debentures issued to capital trust	949	803	714
Subordinated notes	4,098	1,578	—
	27,905	22,119	15,997

Net Interest Income	155,156	163,056	168,354
Provision for Loan Losses	9,100	9,281	5,519
Net Interest Income After Provision for Loan Losses	146,056	153,775	162,835

Noninterest Income
Commissions	1,041	1,097	1,136
Service charges and ATM fees	21,628	21,666	19,841
Net gains on loan sales	3,150	3,941	3,888
Net realized gains on sales of available-for-sale securities	—	2,873	2
Late charges and fees on loans	2,231	1,747	2,129
Gain (loss) on derivative interest rate products	28	66	(43)
Gain (loss) on termination of loss sharing agreements	7,705	(584)	—
Amortization of income/expense related to business acquisitions	(486)	(6,351)	(18,345)
Other income	3,230	4,055	4,973
	38,527	28,510	13,581

Noninterest Expense
Salaries and employee benefits	60,034	60,377	58,682
Net occupancy expense	24,613	26,077	25,985
Postage	3,461	3,791	3,787
Insurance	2,959	3,482	3,566
Advertising	2,311	2,228	2,317
Office supplies and printing	1,446	1,708	1,333
Telephone	3,188	3,483	3,235
Legal, audit and other professional fees	2,862	3,191	2,713
Expense on other real estate and repossessions	3,929	4,111	2,526
Partnership tax credit investment amortization	930	1,681	1,680
Acquired deposit intangible asset amortization	1,650	1,910	1,750
Other operating expenses	6,878	8,388	6,776
	114,261	120,427	114,350

Income Before Income Taxes	70,322	61,858	62,066
Provision for Income Taxes	18,758	16,516	15,564
Net Income	51,564	45,342	46,502
Preferred Stock Dividends	--	--	554
Net Income Available to Common Shareholders	$51,564	$45,342	$45,948
Earnings Per Common Share
Basic	$3.67	$3.26	$3.33

Diluted	$3.64	$3.21	$3.28

See Notes to Consolidated Financial Statements

Great Southern Bancorp, Inc.
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2017, 2016 and 2015
(In Thousands)

	2017	2016	2015

Net Income	$51,564	$45,342	$46,502

Unrealized depreciation on available-for-sale securities, net of taxes (credit) of $(272), $(1,346) and $(528) for 2017, 2016 and 2015, respectively	(478)	(2,363)	(1,321)

Less: reclassification adjustment for gains included in net income, net of taxes of $0, $(1,043) and $(1) for 2017, 2016 and 2015, respectively	—	(1,830)	(1)

Change in fair value of cash flow hedge, net of taxes (credit) of $93, $50 and $(34) for 2017, 2016 and 2015, respectively	161	87	(50)

Other comprehensive loss	(317)	(4,106)	(1,372)

Comprehensive Income	$51,247	$41,236	$45,130

See Notes to Consolidated Financial Statements

Great Southern Bancorp, Inc.
Consolidated Statements of Stockholders' Equity
Years Ended December 31, 2017, 2016 and 2015
(In Thousands, Except Per Share Data)

					Accumulated
					Other
	SBLF		Additional		Comprehensive
	Preferred	Common	Paid-in	Retained	Income	Treasury
	Stock	Stock	Capital	Earnings	(Loss)	Stock	Total

Balance, January 1, 2015	$57,943	$138	$22,345	$332,283	$7,036	$—	$419,745
Net income	—	—	—	46,502	—	—	46,502
Stock issued under Stock Option Plan	—	—	2,026	—	—	1,718	3,744
Common dividends declared, $.86 per share	—	—	—	(11,896)	—	—	(11,896)
SBLF preferred stock dividends accrued (1.0%)	—	—	—	(553)	—	—	(553)
Other comprehensive loss	—	—	—	—	(1,372)	—	(1,372)
Reclassification of treasury stock per Maryland law	—	1	—	1,717	—	(1,718)	—
Redemption of SBLF preferred stock	(57,943)	—	—	—	—	—	(57,943)

Balance, December 31, 2015	—	139	24,371	368,053	5,664	—	398,227
Net income	—	—	—	45,342	—	—	45,342
Stock issued under Stock Option Plan	—	—	1,571	—	—	1,022	2,593
Common dividends declared, $.88 per share	—	—	—	(12,250)	—	—	(12,250)
Other comprehensive loss	—	—	—	—	(4,106)	—	(4,106)
Reclassification of treasury stock per Maryland law	—	1	—	1,021	—	(1,022)	—

Balance, December 31, 2016	—	140	25,942	402,166	1,558	—	429,806
Net income	—	—	—	51,564	—	—	51,564
Stock issued under Stock Option Plan	—	—	2,261	—	—	1,550	3,811
Common dividends declared, $.94 per share	—	—	—	(13,202)	—	—	(13,202)
Other comprehensive loss	—	—	—	—	(317)	—	(317)
Reclassification of treasury stock per Maryland law	—	1	—	1,549	—	(1,550)	—

Balance, December 31, 2017	$—	$141	$28,203	$442,077	$1,241	$—	$471,662

See Notes to Consolidated Financial Statements

Great Southern Bancorp, Inc.
Consolidated Statements of Cash Flows
Years Ended December 31, 2017, 2016 and 2015
(In Thousands)

	2017	2016	2015

Operating Activities
Net income	$51,564	$45,342	$46,502
Proceeds from sales of loans held for sale	138,659	156,835	158,730
Originations of loans held for sale	(126,215)	(156,036)	(155,680)
Items not requiring (providing) cash
Depreciation	9,120	9,816	10,465
Amortization	2,731	3,656	3,430
Compensation expense for stock option grants	564	483	382
Provision for loan losses	9,100	9,281	5,519
Net gains on loan sales	(3,150)	(3,941)	(3,888)
Net realized gains on available-for-sale securities	—	(2,873)	(2)
Gain on sale of non-marketable securities	—	—	(301)
Gain on redemption of trust preferred securities	—	—	(1,115)
(Gain) loss on sale of premises and equipment	297	(249)	(465)
(Gain) loss on sale/write-down of other real estate and repossessions	(449)	489	(1,132)
Gain on sale of business units	—	(368)	—
(Gain) loss realized on termination of loss sharing agreements	(7,705)	584	—
(Accretion) amortization of deferred income, premiums, discounts and other	(1,947)	4,423	10,595
(Gain) loss on derivative interest rate products	(28)	(66)	43
Deferred income taxes	9,423	(3,621)	(4,670)
Changes in
Interest receivable	(463)	(535)	289
Prepaid expenses and other assets	(5,227)	12,655	3,982
Accrued expenses and other liabilities	1,821	(2,720)	3,354
Income taxes refundable/payable	(15,278)	7,484	(4,609)

Net cash provided by operating activities	62,817	80,639	71,429

Investing Activities
Net change in loans	136,596	(145,101)	(190,154)
Purchase of loans	(133,018)	(145,600)	(117,634)
Proceeds from sale of student loans	—	368	—
Cash received from purchase of additional business units	—	44,363	—
Cash received from FDIC loss sharing reimbursements	16,246	247	2,599
Cash paid for sale of business units	—	(17,821)	—
Purchase of premises and equipment	(7,404)	(10,878)	(16,697)
Proceeds from sale of premises and equipment	565	1,178	1,883
Proceeds from sale of other real estate and repossessions	33,640	28,362	23,497
Capitalized costs on other real estate owned	(117)	(146)	(20)
Proceeds from sale of non-marketable securities	—	—	351
Proceeds from maturities, calls and repayments of held-to- maturity securities	117	106	97
Proceeds from sale of available-for-sale securities	—	55,000	56,169
Proceeds from maturities, calls and repayments of available- for-sale securities	36,754	60,827	63,463
Purchase of available-for-sale securities	(3,852)	(71,904)	(21,339)
Redemption of Federal Home Loan Bank stock	1,852	2,269	1,590

Net cash provided by (used in) investing activities	81,379	(198,730)	(196,195)

Financing Activities
Net increase (decrease) in certificates of deposit	(114,714)	162,763	191,224
Net increase in checking and savings accounts	34,796	36,126	87,113
Proceeds from Federal Home Loan Bank advances	1,420,500	1,793,000	6,509,500
Repayments of Federal Home Loan Bank advances	(1,324,435)	(2,025,070)	(6,517,564)
Net increase (decrease) in short‑term borrowings	(188,888)	168,546	(93,967)
Proceeds from issuance of subordinated notes	—	73,472	—
Advances from (to) borrowers for taxes and insurance	676	(38)	(248)
Redemption of trust preferred securities	—	—	(3,885)
Redemption of preferred stock	—	—	(57,943)
Dividends paid	(12,894)	(12,232)	(12,290)
Stock options exercised	3,247	2,110	3,362

Net cash provided by (used in) financing activities	(181,712)	198,677	105,302

Increase (Decrease) in Cash and Cash Equivalents	(37,516)	80,586	(19,464)
Cash and Cash Equivalents, Beginning of Year	279,769	199,183	218,647
Cash and Cash Equivalents, End of Year	$242,253	$279,769	$199,183

See Notes to Consolidated Financial Statements

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015
Note 1:	Nature of Operations and Summary of Significant Accounting Policies
Nature of Operations and Operating Segments
Great Southern Bancorp, Inc. ("GSBC" or the "Company") operates as a one-bank holding company.  GSBC's business primarily consists of the operations of Great Southern Bank (the "Bank"), which provides a full range of financial services to customers primarily located in Missouri, Iowa, Kansas, Minnesota, Nebraska and Arkansas.  The Bank also originates commercial loans from lending offices in Dallas, Texas, Tulsa, Oklahoma and Chicago, Illinois.  The Company and the Bank are subject to regulation by certain federal and state agencies and undergo periodic examinations by those regulatory agencies.
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
Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, the valuation of loans acquired with indication of impairment, the valuation of the FDIC indemnification asset (prior to December 31, 2017) and other-than-temporary impairments (OTTI) and fair values of financial instruments.  In connection with the determination of the allowance for loan losses and the valuation of foreclosed assets held for sale, management obtains independent appraisals for significant properties.  The valuation of the FDIC indemnification asset was determined in relation to the fair value of assets acquired through FDIC-assisted transactions for which cash flows are monitored on an ongoing basis.  In addition, the Company considers that the determination of the carrying value of goodwill and intangible assets involves a high degree of judgment and complexity.
Principles of Consolidation
The consolidated financial statements include the accounts of Great Southern Bancorp, Inc., its wholly owned subsidiary, the Bank, and the Bank's wholly owned subsidiaries, Great Southern Real Estate Development Corporation, GSB One LLC (including its wholly owned subsidiary, GSB Two LLC), Great Southern Financial Corporation, Great Southern Community Development Company, LLC (including its wholly owned subsidiary, Great Southern CDE, LLC), GS, LLC, GSSC, LLC, GSTC Investments, LLC, GS-RE Holding, LLC (including its wholly owned subsidiary, GS RE Management,

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015

LLC), GS-RE Holding II, LLC, GS-RE Holding III, LLC, VFP Conclusion Holding, LLC and VFP Conclusion Holding II, LLC.  All significant intercompany accounts and transactions have been eliminated in consolidation.
Reclassifications
Certain prior periods' amounts have been reclassified to conform to the 2017 financial statements presentation.  These reclassifications had no effect on net income.

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
The Company's consolidated statements of income reflect the full impairment (that is, the difference between the security's amortized cost basis and fair value) on debt securities that the Company intends to sell or would more likely than not be required to sell before the expected recovery of the amortized cost basis.  For available-for-sale and held-to-maturity debt securities that management has no intent to sell and believes that it more likely than not will not be required to sell prior to recovery, only the credit loss component of the impairment is recognized in earnings, while the noncredit loss is recognized in accumulated other comprehensive income.  The credit loss component recognized in earnings is identified as the amount of principal cash flows not expected to be received over the remaining term of the security based on cash flow projections.
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
December 31, 2017, 2016 and 2015

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
The allowance consists of allocated and general components.  The allocated component relates to loans that are classified as impaired.  For loans classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.  The general component covers non-classified loans and is based on historical charge-off experience and expected loss given default derived from the Company's internal risk rating process.  Other adjustments may be made to the allowance for certain loan segments after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss or risk rating data.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015

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

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015

The Company evaluates all of its loans acquired in conjunction with its FDIC-assisted transactions in accordance with the provisions of ASC Topic 310-30.  For purposes of applying ASC 310-30, loans acquired in FDIC-assisted business combinations are aggregated into pools of loans with common risk characteristics.  All loans acquired in the FDIC transactions, both covered and not covered by loss sharing agreements, were deemed to be purchased credit-impaired loans as there is general evidence of credit deterioration since origination in the pools and there is some probability that not all contractually required payments will be collected.  As a result, related discounts are recognized subsequently through accretion based on changes in the expected cash flows of these acquired loans.
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
FDIC Indemnification Asset
Through two FDIC-assisted transactions during 2009, one during 2011 and one during 2012, the Bank acquired certain loans and foreclosed assets which were covered under loss sharing agreements with the FDIC.  These agreements committed the FDIC to reimburse the Bank for a portion of realized losses on these covered assets.  Therefore, as of the dates of acquisitions, the Company calculated the amount of such reimbursements it expected to receive from the FDIC using the present value of anticipated cash flows from the covered assets based on the credit adjustments estimated for each pool of loans and the estimated losses on foreclosed assets.  In accordance with FASB ASC 805, each FDIC Indemnification Asset was initially recorded at its fair value, and was measured separately from the loan assets and foreclosed assets because the loss sharing agreements were not contractually embedded in them or transferrable with them in the event of disposal.  The balance of the FDIC Indemnification Asset increased and decreased as the expected and actual cash flows from the covered assets fluctuated, as loans were paid off or impaired and as loans and foreclosed assets were sold.  There were no contractual interest rates on the contractual receivables from the FDIC; however, a discount was recorded against the initial balance of the FDIC Indemnification Asset in conjunction with the fair value measurement as the receivable was to be collected over the terms of the loss sharing agreements.  This discount was accreted to income up until the termination of the loss sharing agreements.  During 2016 and 2017, the Company and the FDIC mutually agreed to terminate all of these loss sharing agreements prior to their contractual termination dates.  These acquisitions and agreements are more fully discussed in Note 4.
Other Real Estate Owned and Repossessions
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
December 31, 2017, 2016 and 2015

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
A valuation allowance of $1.2 million related to bank premises and furniture, fixtures and equipment was recorded during the year ended December 31, 2015, due to the Company's announced plans to consolidate operations of 14 banking centers into other nearby Great Southern banking center locations.  The closing of these 14 facilities occurred at the close of business on January 8, 2016.  During 2016, these assets were moved from furniture, fixtures and equipment to other real estate owned.  A further valuation allowance of $430,000 related to these properties in other real estate owned not acquired through foreclosure was recorded during the year ended December 31, 2016, as the Company believed that the market value of some of these properties had declined further.  No asset impairment was recognized during the year ended December 31, 2017.
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

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015

A summary of goodwill and intangible assets is as follows:
	December 31,
	2017	2016
	(In Thousands)

Goodwill – Branch acquisitions	$5,396	$5,396
Deposit intangibles
Sun Security Bank	263	613
InterBank	181	327
Boulevard Bank	397	519
Valley Bank	1,400	1,800
Fifth Third Bank	3,213	3,845
	5,454	7,104

	$10,850	$12,500
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
Stockholders' Equity
The Company is incorporated in the State of Maryland.  Under Maryland law, there is no concept of "Treasury Shares."  Instead, shares purchased by the Company constitute authorized but unissued shares under Maryland law.  Accounting principles generally accepted in the United States of America state that accounting for treasury stock shall conform to state law.  The cost of shares purchased by the Company has been allocated to common stock and retained earnings balances.
Earnings Per Common Share
Basic earnings per common share are computed based on the weighted average number of common shares outstanding during each year.  Diluted earnings per common share are computed using the weighted average common shares and all potential dilutive common shares outstanding during the period.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015

Earnings per common share (EPS) were computed as follows:
	2017	2016	2015
	(In Thousands, Except Per Share Data)

Net income	$51,564	$45,342	$46,502

Net income available to common shareholders	$51,564	$45,342	$45,948

Average common shares outstanding	14,032	13,912	13,818

Average common share stock options outstanding	148	229	182

Average diluted common shares	14,180	14,141	14,000

Earnings per common share – basic	$3.67	$3.26	$3.33

Earnings per common share – diluted	$3.64	$3.21	$3.28

Options outstanding at December 31, 2017, 2016 and 2015, to purchase 253,711, 108,450 and 117,600 shares of common stock, respectively, were not included in the computation of diluted earnings per common share for each of the years because the exercise prices of such options were greater than the average market prices of the common stock for the years ended December 31, 2017, 2016 and 2015, respectively.
Stock Compensation Plans
The Company has stock-based employee compensation plans, which are described more fully in Note 21.  In accordance with FASB ASC 718, Compensation – Stock Compensation, compensation cost related to share-based payment transactions is recognized in the Company's consolidated financial statements based on the grant-date fair value of the award using the modified prospective transition method.  For the years ended December 31, 2017, 2016 and 2015, share-based compensation expense totaling $564,000, $483,000 and $382,000, respectively, was included in salaries and employee benefits expense in the consolidated statements of income.
Cash Equivalents
The Company considers all liquid investments with original maturities of three months or less to be cash equivalents.  At December 31, 2017 and 2016, cash equivalents consisted of interest-bearing deposits in other financial institutions.  At December 31, 2017, nearly all of the interest-bearing deposits were uninsured with nearly all of these balances held at the Federal Home Loan Bank or the Federal Reserve Bank.
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

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015

deductions over revenues.  The Company determines deferred income taxes using the liability (or balance sheet) method.  Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur.
Deferred income tax expense results from changes in deferred tax assets and liabilities between periods.  Deferred tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination.  The term "more likely than not" means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any.  A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information.  The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances and information available at the reporting date and is subject to management's judgment.  Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.  At December 31, 2017 and 2016, no valuation allowance was established.
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
Restriction on Cash and Due From Banks
The Bank is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank.  The reserve required at December 31, 2017 and 2016, respectively, was $59.1 million and $53.8 million.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015

Recent Accounting Pronouncements
In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606):  Deferral of the Effective Date, which deferred the effective date of ASU 2014-09.  In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606): Summary and Amendments that Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs--Contracts with Customers (Subtopic 340-40). The guidance in this Update supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the industry topics of the codification. These Updates were effective beginning January 1, 2018.  Our revenue is comprised of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014-09, and non-interest income. We have completed our evaluation of the impact of ASU 2014-09 on components of our non-interest income and have determined that certain components contain revenue streams which are included in the scope of these updates, such as deposit-related fees, service charges, debit card interchange fees and other charges and fees, and revenue from the sale of other real estate owned; however the adoption of these updates did not materially impact the Company's consolidated statements of income. We adopted the guidance using the modified retrospective adoption method, and no cumulative effect adjustment to opening retained earnings was required as a result of the adoption.  The guidance in these Updates may result in new disclosure requirements, which will be included in the Company's March 31, 2018 Quarterly Report on Form 10-Q.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Topic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.  The Update requires investments in equity securities, except for those under the equity method of accounting, to be measured at fair value with changes in fair value recognized through net income.  In addition, the Update requires separate presentation of financial assets and liabilities by measurement category, such as fair value through net income, fair value through other comprehensive income, or amortized cost on the balance sheet or in the notes to the financial statements.  The Update also clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities.  The Update was effective for the Company on January 1, 2018 and did not have a material impact on the Company's consolidated statements of financial condition or our consolidated statements of income.  The Company does not currently hold any equity investments.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842).  The amendments in this Update revise the accounting related to lessee accounting.  Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases.  The Update is effective for the Company beginning in the first quarter of 2019, with early adoption permitted.  Adoption of the standard requires the use of a modified retrospective transition approach for all periods presented at the time of adoption.  Based on the Company's leases outstanding at December 31, 2017, which total less than 20 leased properties, we do not expect the new standard to have a material impact on our consolidated statements of financial condition or our consolidated statements of income, although an increase to assets and liabilities will occur at the time of adoption.  The Company's new leases and lease modifications and renewals prior to the implementation date could impact the level of materiality.

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

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326).  The Update amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. This Update affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash.  For public companies, the update is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption will be permitted beginning after December 15, 2018. An entity will apply the amendments in this update on a modified retrospective basis, through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company has formed a cross functional committee to oversee the system, data, reporting and other considerations for the purposes of meeting the requirements of this standard.  We have assessed our data and system needs and are in the process of uploading the necessary historical loan data to the software that will be used in meeting certain requirements of this standard.  The Company is evaluating the impact of adopting the new guidance, including the implementation of new data systems to capture the information needed to comply with the new standard.  We expect to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, but cannot yet determine the magnitude of any such one-time adjustment, or the overall impact of the new guidance on the Company's consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230).  The Update provides guidance on how certain cash receipts and payments are presented and classified in the statement of cash flows.  These items include: cash payments for debt prepayment or debt extinguishment costs; cash outflows for the settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; and beneficial interests acquired in securitization transactions.  The amendments in the Update are to be applied retrospectively.  The Update was effective for the Company on January 1, 2018 and did not result in a material impact on the Company's consolidated financial statements, including the statement of cash flows.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740).  The Update provides guidance on the accounting for the income tax consequences of intra-entity transfers of assets other than inventory.  Under this guidance, companies will be required to recognize the income tax consequences of an intra-entity asset transfer when the transfer occurs.  The Update was effective for the Company on January 1, 2018.  The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations - Clarifying the Definition of a Business (Topic 805). The amendments in this Update provide a more robust framework to use in determining when a set of assets and activities is a business. The amendments provide more consistency in applying the guidance, reduce the costs of application, and make the definition of a business more operable. The amendments in this Update were effective for the Company on January 1, 2018. The adoption of this new guidance must be applied on a prospective basis and did not have a material impact on the Company's consolidated financial statements.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015

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

In May 2017, the FASB issued ASU 2017-09, Compensation --Stock Compensation (Topic 718): Scope of Modification Accounting. The amendment provides guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 7l8. The amendments clarify that modification accounting only applies to an entity if the fair value, vesting conditions, or classification of the award changes as a result of changes in the terms or conditions of a share-based payment award. The ASU should be applied prospectively to awards modified on or after the adoption date.  The guidance was effective for the Company on January 1, 2018.  The adoption of the ASU did not impact the Company's consolidated financial statements.

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

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (Topic 220). The amendment allows an entity to elect to reclassify the stranded tax effects resulting from the change in income tax rate from H.R. 1, originally known as the "Tax Cuts and Jobs Act," from accumulated other comprehensive income to retained earnings.  The amendments in this update are effective for periods beginning after December 15, 2018.  Early adoption is permitted.  The Company is still reviewing the amendments in the Update; however we anticipate that we could early

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015

adopt ASU 2018-02 in the first quarter of 2018.  Our stranded tax amount which will be reclassified from other comprehensive income to retained earnings at the time of adoption is estimated to be approximately $273,000.

Note 2:	Investments in Securities
The amortized cost and fair values of securities classified as available-for-sale were as follows:
	December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)

Mortgage-backed securities	$123,300	$871	$1,638	$122,533
States and political subdivisions	53,930	2,716	—	56,646

	$177,230	$3,587	$1,638	$179,179

	December 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)

Mortgage-backed securities	$146,491	$1,045	$1,501	$146,035
States and political subdivisions	64,682	3,163	8	67,837

	$211,173	$4,208	$1,509	$213,872

At December 31, 2017, the Company's mortgage-backed securities portfolio consisted of FHLMC securities totaling $47.3 million, FNMA securities totaling $43.6 million and GNMA securities totaling $31.6 million.  At December 31, 2017, $105.6 million of the Company's mortgage-backed securities had variable rates of interest and $16.9 million had fixed rates of interest.

 The amortized cost and fair value of available-for-sale securities at December 31, 2017, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015

	Amortized	Fair
	Cost	Value
	(In Thousands)

After one through five years	$813	$893
After five through ten years	6,404	6,641
After ten years	46,713	49,112
Securities not due on a single maturity date	123,300	122,533

	$177,230	$179,179

The amortized cost and fair values of securities classified as held to maturity were as follows:
December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(In Thousands)

States and political subdivisions	$130	$1	$—	$131

December 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(In Thousands)

States and political subdivisions	$247	$11	$—	$258

The held-to-maturity securities at December 31, 2017, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.
	Amortized	Fair
	Cost	Value
	(In Thousands)

One year or less	$130	$131

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015

The amortized cost and fair values of securities pledged as collateral was as follows at December 31, 2017 and 2016:
	2017		2016

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)

Public deposits	$10,958	$11,490	$57,841	$59,082
Collateralized borrowing accounts	120,622	119,776	98,787	97,498
Other	1,579	1,601	6,599	6,813

	$133,159	$132,867	$163,227	$163,393

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost.  Total fair value of these investments at December 31, 2017 and 2016, was approximately $89.7 million and $104.5 million, respectively, which is approximately 50.0% and 48.8% of the Company's available-for-sale and held-to-maturity investment portfolio, respectively.
Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these debt securities are temporary.
The following table shows the Company's gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2017 and 2016:
	2017
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
Mortgage-backed securities	$33,862	$(384)	$55,845	$(1,254)	$89,707	$(1,638)
States and political subdivisions	—	—	—	—	—	—

	$33,862	$(384)	$55,845	$(1,254)	$89,707	$(1,638)

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015

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
During 2017, 2016 and 2015, no securities were determined to have impairment that had become other than temporary.
Credit Losses Recognized on Investments
During 2017, 2016 and 2015, there were no debt securities that have experienced fair value deterioration due to credit losses, as well as due to other market factors, but are not otherwise other-than-temporarily impaired.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015

Note 3:	Loans and Allowance for Loan Losses
Classes of loans at December 31, 2017 and 2016, included:
	2017	2016
	(In Thousands)

One- to four-family residential construction	$20,793	$21,737
Subdivision construction	18,062	17,186
Land development	43,971	50,624
Commercial construction	1,068,352	780,614
Owner occupied one- to four-family residential	190,515	200,340
Non-owner occupied one- to four-family residential	119,468	136,924
Commercial real estate	1,235,329	1,186,906
Other residential	745,645	663,378
Commercial business	353,351	348,628
Industrial revenue bonds	21,859	25,065
Consumer auto	357,142	494,233
Consumer other	63,368	70,001
Home equity lines of credit	115,439	108,753
Acquired FDIC-covered loans, net of discounts	—	134,356
Acquired loans no longer covered by FDIC loss sharing
agreements, net of discounts	155,224	72,569
Acquired non-covered loans, net of discounts	54,445	76,234
	4,562,963	4,387,548
Undisbursed portion of loans in process	(793,669)	(585,313)
Allowance for loan losses	(36,492)	(37,400)
Deferred loan fees and gains, net	(6,500)	(4,869)
	$3,726,302	$3,759,966

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015

Classes of loans by aging were as follows:

	December 31, 2017
							Total Loans
						Total	> 90 Days
	30-59 Days	60-89 Days	Over 90	Total Past		Loans	Past Due and
	Past Due	Past Due	Days	Due	Current	Receivable	Still Accruing
	(In Thousands)
One- to four-family
residential construction	$250	$—	$—	$250	$20,543	$20,793	$—
Subdivision construction	—	—	98	98	17,964	18,062	—
Land development	54	37	—	91	43,880	43,971	—
Commercial construction	—	—	—	—	1,068,352	1,068,352	—
Owner occupied one- to four-
family residential	1,927	71	904	2,902	187,613	190,515	—
Non-owner occupied one- to
four-family residential	947	190	1,816	2,953	116,515	119,468	58
Commercial real estate	8,346	993	1,226	10,565	1,224,764	1,235,329	—
Other residential	540	353	1,877	2,770	742,875	745,645	—
Commercial business	2,623	1,282	2,063	5,968	347,383	353,351	—
Industrial revenue bonds	—	—	—	—	21,859	21,859	—
Consumer auto	5,196	1,230	2,284	8,710	348,432	357,142	12
Consumer other	464	64	557	1,085	62,283	63,368	—
Home equity lines of credit	58	—	430	488	114,951	115,439	26
Acquired loans no longer covered by FDIC loss sharing agreements,
net of discounts	4,015	1,774	7,847	13,636	141,588	155,224	116
Acquired non-covered loans, net of discounts	434	177	2,828	3,439	51,006	54,445	156
	24,854	6,171	21,930	52,955	4,510,008	4,562,963	368
Less acquired loans no longer
covered by FDIC loss sharing agreements and acquired non-covered loans, net of discounts	4,449	1,951	10,675	17,075	192,594	209,669	272

Total	$20,405	$4,220	$11,255	$35,880	$4,317,414	$4,353,294	$96

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015

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

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015

Nonaccruing loans are summarized as follows:

	December 31,
	2017	2016
	(In Thousands)

One- to four-family residential construction	$—	$—
Subdivision construction	98	109
Land development	—	1,718
Commercial construction	—	—
Owner occupied one- to four-family residential	904	1,125
Non-owner occupied one- to four-family
residential	1,758	404
Commercial real estate	1,226	2,727
Other residential	1,877	162
Commercial business	2,063	4,765
Industrial revenue bonds	—	—
Consumer auto	2,272	1,989
Consumer other	557	649
Home equity lines of credit	404	433

Total	$11,159	$14,081

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015

The following tables present the activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2017, 2016 and 2015, respectively.  Also presented are the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of the years ended December 31, 2017, 2016, and 2015, respectively:

	December 31, 2017
	One- to Four-
	Family
	Residential
	and	Other	Commercial	Commercial	Commercial
	Construction	Residential	Real Estate	Construction	Business	Consumer	Total
	(In Thousands)
Allowance for Loan Losses
Balance, January 1, 2017	$2,322	$5,486	$15,938	$2,284	$3,015	$8,355	$37,400
Provision (benefit) charged to expense	(158)	(2,356)	4,234	(643)	1,475	6,548	9,100
Losses charged off	(165)	(488)	(1,656)	(420)	(1,489)	(11,859)	(16,077)
Recoveries	109	197	123	546	580	4,514	6,069

Balance,
December 31, 2017	$2,108	$2,839	$18,639	$1,767	$3,581	$7,558	$36,492

Ending balance:
Individually evaluated
for impairment	$513	$—	$599	$—	$2,140	$699	$3,951
Collectively evaluated
for impairment	$1,564	$2,813	$17,843	$1,690	$1,369	$6,802	$32,081
Loans acquired and
accounted for under
ASC 310-30	$31	$26	$197	$77	$72	$57	$460

Loans
Individually evaluated
for impairment	$6,950	$2,907	$8,315	$15	$3,018	$4,129	$25,334
Collectively evaluated
for impairment	$341,888	$742,738	$1,227,014	$1,112,308	$372,192	$531,820	$4,327,960
Loans acquired and
accounted for under
ASC 310-30	$120,295	$14,877	$39,210	$3,806	$5,275	$26,206	$209,669

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015

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
December 31, 2017, 2016 and 2015

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

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015

The weighted average interest rate on loans receivable at December 31, 2017 and 2016, was 4.74% and 4.58%, respectively.

Loans serviced for others are not included in the accompanying consolidated statements of financial condition.  The unpaid principal balances of loans serviced for others were $254.0 million and $266.2 million at December 31, 2017 and 2016, respectively.  In addition, available lines of credit on these loans were $37.8 million and $60.5 million at December 31, 2017 and 2016, respectively.

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

The following summarizes information regarding impaired loans at and during the years ended December 31, 2017, 2016 and 2015:
				Year Ended
	December 31, 2017			December 31, 2017
				Average
		Unpaid		Investment	Interest
	Recorded	Principal	Specific	in Impaired	Income
	Balance	Balance	Allowance	Loans	Recognized
	(In Thousands)

One- to four-family residential construction	$—	$—	$—	$193	$—
Subdivision construction	349	367	114	584	22
Land development	15	18	—	1,793	24
Commercial construction	—	—	—	—	—
Owner occupied one- to four-family
residential	3,405	3,723	331	3,405	166
Non-owner occupied one- to four-family
residential	3,196	3,465	68	2,419	165
Commercial real estate	8,315	8,490	599	9,075	567
Other residential	2,907	2,907	—	3,553	147
Commercial business	3,018	4,222	2,140	5,384	173
Industrial revenue bonds	—	—	—	—	—
Consumer auto	2,713	2,898	484	2,383	222
Consumer other	825	917	124	906	69
Home equity lines of credit	591	648	91	498	33

Total	$25,334	$27,655	$3,951	$30,193	$1,588

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015

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

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015

At December 31, 2017, $12.7 million of impaired loans had specific valuation allowances totaling $4.0 million.  At December 31, 2016, $18.1 million of impaired loans had specific valuation allowances totaling $6.4 million.  At December 31, 2015, $25.1 million of impaired loans had specific valuation allowances totaling $6.1 million.  For impaired loans which were nonaccruing, interest of approximately $1.2 million, $1.5 million and $1.0 million would have been recognized on an accrual basis during the years ended December 31, 2017, 2016 and 2015, respectively.

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
The following table presents newly restructured loans during 2017, 2016 and 2015 by type of modification:
	2017
				Total
	Interest Only	Term	Combination	Modification
	(In Thousands)

Mortgage loans on real estate:
Commercial	$—	$—	$5,759	$5,759
Commercial business	—	16	274	290
Consumer	—	245	—	245

	$—	$261	$6,033	$6,294

	2016
				Total
	Interest Only	Term	Combination	Modification
	(In Thousands)

Mortgage loans on real estate:
Residential one-to-four family	$60	$—	$—	$60
Commercial	2,946	—	—	2,946
Construction and land development	429	—	—	429
Commercial business	—	38	—	38
Consumer	—	59	—	59

	$3,435	$97	$—	$3,532

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015

	2015
				Total
	Interest Only	Term	Combination	Modification
	(In Thousands)

Mortgage loans on real estate:
Residential one-to-four family	$—	$407	$164	$571
Commercial	—	115	—	115
Commercial business	—	1,095	—	1,095
Consumer	—	97	—	97

	$—	$1,714	$164	$1,878
At December 31, 2017, the Company had $15.0 million of loans that were modified in troubled debt restructurings and impaired, as follows:  $266,000 of construction and land development loans, $6.2 million of single family and multi-family residential mortgage loans, $7.1 million of commercial real estate loans, $867,000 million of commercial business loans and $617,000 of consumer loans.  Of the total troubled debt restructurings at December 31, 2017, $12.3 million were accruing interest and $8.8 million were classified as substandard using the Company's internal grading system which is described below. The Company had no troubled debt restructurings which were modified in the previous 12 months and subsequently defaulted during the year ended December 31, 2017.  When loans modified as troubled debt restructuring have subsequent payment defaults, the defaults are factored into the determination of the allowance for loan losses to ensure specific valuation allowances reflect amounts considered uncollectible.  At December 31, 2016, the Company had $21.1 million of loans that were modified in troubled debt restructurings and impaired, as follows:  $5.0 million of construction and land development loans, $7.4 million of single family and multi-family residential mortgage loans, $7.1 million of commercial real estate loans, $1.3 million of commercial business loans and $296,000 of consumer loans.  Of the total troubled debt restructurings at December 31, 2016, $18.6 million were accruing interest and $7.9 million were classified as substandard using the Company's internal grading system. At December 31, 2015, the Company had $45.0 million of loans that were modified in troubled debt restructurings and impaired, as follows:  $7.9 million of construction and land development loans, $13.5 million of single family and multi-family residential mortgage loans, $21.3 million of commercial real estate loans, $2.0 million of commercial business loans and $311,000 of consumer loans.  Of the total troubled debt restructurings at December 31, 2015, $39.0 million were accruing interest and $12.2 million were classified as substandard using the Company's internal grading system.
During the year ended December 31, 2017, borrowers with loans designated as troubled debt restructurings totaling $998,000 met the criteria for placement back on accrual status.  This criteria is generally a minimum of six months of consistent and timely payment performance under original or modified terms.  The $998,000 was made up of $629,000 of residential mortgage loans, $285,000 of commercial real estate loans and $84,000 of consumer loans.
The Company reviews the credit quality of its loan portfolio using an internal grading system that classifies loans as "Satisfactory," "Watch," "Special Mention," "Substandard" and "Doubtful."  Loans classified as watch are being monitored because of indications of potential weaknesses or deficiencies that

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015

may require future classification as special mention or substandard.  Special mention loans possess potential weaknesses that deserve management's close attention but do not expose the Bank to a degree of risk that warrants substandard classification.  Substandard loans are characterized by the distinct possibility that the Bank will sustain some loss if certain deficiencies are not corrected.  Doubtful loans are those having all the weaknesses inherent to those classified Substandard with the added characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.  Loans not meeting any of the criteria previously described are considered satisfactory.  The FDIC-assisted acquired loans are evaluated using this internal grading system.  These loans are accounted for in pools.  Minimal adverse classification in these acquired loan pools was identified as of December 31, 2017 and 2016, respectively.  See Note 4 for further discussion of the acquired loan pools and termination of the loss sharing agreements.

The Company evaluates the loan risk internal grading system definitions and allowance for loan loss methodology on an ongoing basis.  The general component of the allowance for loan losses is affected by several factors, including, but not limited to, average historical losses, average life of the loans, the current composition of the loan portfolio, current and expected economic conditions, collateral values and internal risk ratings.  Management considers all these factors in determining the adequacy of the Company's allowance for loan losses.  No significant changes were made to the loan risk grading system definitions and allowance for loan loss methodology during the past year.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015

The loan grading system is presented by loan class below:

	December 31, 2017
			Special
	Satisfactory	Watch	Mention	Substandard	Doubtful	Total
	(In Thousands)
One- to four-family residential
construction	$20,275	$518	$—	$—	$—	$20,793
Subdivision construction	15,602	2,362	—	98	—	18,062
Land development	39,171	4,800	—	—	—	43,971
Commercial construction	1,068,352	—	—	—	—	1,068,352
Owner occupied one- to-four-
family residential	188,706	—	—	1,809	—	190,515
Non-owner occupied one- to-
four-family residential	117,103	389	—	1,976	—	119,468
Commercial real estate	1,218,431	9,909	—	6,989	—	1,235,329
Other residential	742,237	1,532	—	1,876	—	745,645
Commercial business	344,479	6,306	—	2,066	500	353,351
Industrial revenue bonds	21,859	—	—	—	—	21,859
Consumer auto	354,588	—	—	2,554	—	357,142
Consumer other	62,682	—	—	686	—	63,368
Home equity lines of credit	114,860	—	—	579	—	115,439
Acquired loans no longer covered
by FDIC loss sharing
agreements, net of discounts	155,212	—	—	12	—	155,224
Acquired non-covered loans,
net of discounts	54,445	—	—	—	—	54,445

Total	$4,518,002	$25,816	$—	$18,645	$500	$4,562,963

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015

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
Certain directors and executive officers of the Company and the Bank are customers of and had transactions with the Bank in the ordinary course of business.  Except for the interest rates on loans secured by personal residences, in the opinion of management, all loans included in such transactions were made on substantially the same terms as those prevailing at the time for comparable transactions with unrelated parties.  Generally, residential first mortgage loans and home equity lines of credit to all employees and directors have been granted at interest rates equal to the Bank's cost of funds, subject to annual adjustments in the case of residential first mortgage loans and monthly adjustments in the case of home equity lines of credit.  At December 31, 2017 and 2016, loans outstanding to these directors and executive officers are summarized as follows:

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015

	2017	2016
	(In Thousands)

Balance, beginning of year	$24,793	$14,287
New loans	19,734	14,299
Payments	(4,486)	(3,793)

Balance, end of year	$40,041	$24,793

Note 4:	Acquired Loans, Loss Sharing Agreements and FDIC Indemnification Assets
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

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015

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
The loans and foreclosed assets purchased in the InterBank transaction were covered by a loss sharing agreement between the FDIC and Great Southern Bank.  Under the loss sharing agreement, the FDIC agreed to cover 80% of the losses on the loans (excluding approximately $60,000 of consumer loans) and foreclosed assets purchased subject to certain limitations.  Realized losses covered by the loss sharing agreement included loan contractual balances (and related unfunded commitments that were acquired), accrued interest on loans for up to 90 days, the book value of foreclosed real estate acquired, and certain direct costs, less cash or other consideration received by Great Southern.  This agreement originally was to extend for ten years for 1-4 family real estate loans and for five years for other loans but was terminated early, effective June 9, 2017, by mutual agreement of Great Southern Bank and the FDIC.  See "Loss Sharing Agreements" below.  Based upon the acquisition date fair values of the net assets acquired, no goodwill was recorded.  A premium was recorded in conjunction with the fair value of the acquired loans and the amount amortized to yield during 2017, 2016 and 2015 was $269,000, $359,000 and $459,000, respectively.
Valley Bank
On June 20, 2014, Great Southern Bank entered into a purchase and assumption agreement with the FDIC to purchase a substantial portion of the loans and investment securities, as well as certain other

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015

assets, and assume all of the deposits, as well as certain other liabilities, of Valley Bank, a full-service bank headquartered in Moline, Illinois, with significant operations in Iowa. This transaction did not include a loss sharing agreement.
Based upon the acquisition date fair values of the net assets acquired, no goodwill was recorded.  A premium was recorded in conjunction with the fair value of the acquired loans and the amount amortized to yield during 2017, 2016 and 2015 was $217,000, $491,000 and $794,000, respectively.
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

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015

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
The amount of the estimated cash flows expected to be received from the acquired loan pools in excess of the fair values recorded for the loan pools is referred to as the accretable yield.  The accretable yield is recognized as interest income over the estimated lives of the loans.  The Company continues to evaluate the fair value of the loans including cash flows expected to be collected.  Increases in the Company's cash flow expectations are recognized as increases to the accretable yield while decreases are recognized as impairments through the allowance for loan losses.  During the years ended December 31, 2017, 2016 and 2015, improvements in expected cash flows related to the acquired loan portfolios resulted in adjustments to the accretable yield to be spread over the estimated remaining lives of the loans on a level-yield basis.  The increases in expected cash flows also reduced the amount of expected reimbursements under the loss sharing agreements, when applicable, until they were terminated or expired.  This resulted in corresponding adjustments during the years ended December 31, 2017, 2016 and 2015, to the indemnification assets (which have now been reduced to $-0- due to the termination of the loss sharing agreements).  The amounts of these adjustments were as follows:

	Year Ended December 31,
	2017	2016	2015
	(In Thousands)
Increase in accretable yield due to increased
cash flow expectations	$1,333	$10,598	$13,720
Decrease in FDIC indemnification asset
as a result of accretable yield increase	—	(2,744)	(5,056)

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015

The adjustments, along with those made in previous years, impacted the Company's Consolidated Statements of Income as follows:
	Year Ended December 31,
	2017	2016	2015
	(In Thousands)
Interest income	$5,014	$16,393	$28,531
Noninterest income	(634)	(7,033)	(19,534)

Net impact to pre-tax income	$4,380	$9,360	$8,997

On an on-going basis the Company estimates the cash flows expected to be collected from the acquired loan pools.  For each of the loan portfolios acquired, the cash flow estimates have increased, based on payment histories and reduced credit loss expectations.  This resulted in increased income that has been spread, on a level-yield basis, over the remaining expected lives of the loan pools (and, therefore, has decreased over time).  The increases in expected cash flows also reduced the amount of expected reimbursements under the loss sharing agreements with the FDIC (when such agreements were in place), which were recorded as indemnification assets.  Therefore, the expected indemnification assets had also been reduced each quarter since the fourth quarter of 2010, resulting in adjustments to be amortized on a comparable basis over the remainder of the loss sharing agreements or the remaining expected lives of the loan pools, whichever was shorter.  Additional estimated cash flows totaling approximately $1.3 million were recorded in the year ended December 31, 2017 related to these loan pools, with no corresponding reduction in expected reimbursement from the FDIC as the remaining loss sharing agreements were terminated in 2017.
Because these adjustments will be recognized generally over the remaining lives of the loan pools, they will impact future periods as well. The remaining accretable yield adjustment that will affect interest income is $2.6 million. As there is no longer, nor will there be in the future, indemnification asset amortization related to TeamBank, Vantus Bank, Sun Security Bank or InterBank due to the termination or expiration of the related loss sharing agreements for those transactions, there is no remaining indemnification asset or related adjustments that will affect non-interest income (expense).  Of the remaining adjustments affecting interest income, we expect to recognize $1.7 million of interest income during 2018. Additional adjustments may be recorded in future periods from the FDIC-assisted acquisitions, as the Company continues to estimate expected cash flows from the acquired loan pools.
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

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015
million for this transaction.  The monetary benefit required to be paid to the FDIC under the clawback provision, if any, was to occur shortly after the termination of the loss sharing agreement, which in the case of InterBank was to be 10 years from the acquisition date.
At December 31, 2016 and 2015, the Bank's internal estimate of credit performance was expected to be better than the threshold set by the FDIC in the loss sharing agreement.  Therefore, a separate clawback liability totaling $6.6 million and $6.6 million was recorded as of December 31, 2016 and 2015, respectively.  This clawback liability was included in the calculation of the final settlement payment related to the termination of the InterBank loss sharing agreements.
TeamBank Loans and Foreclosed Assets.  The following tables present the balances of the acquired loans and foreclosed assets related to the TeamBank transaction at December 31, 2017 and 2016.  Through December 31, 2017, gross loan balances (due from the borrower) were reduced approximately $422.5 million since the transaction date because of $289.7 million of repayments by the borrower, $61.7 million of transfers to foreclosed assets and $71.1 million of charge-downs to customer loan balances.  Based upon the collectability analyses performed at the time of the acquisition, we expected certain levels of foreclosures and charge-offs and actual results have been better than our expectations.  As a result, cash flows expected to be received from the acquired loan pools have increased, resulting in adjustments that were made to the related accretable yield as described above.
	December 31, 2017
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$13,668	$35
Reclassification from nonaccretable discount
to accretable discount due to change in	(589)	—
expected losses (net of accretion to date)
Original estimated fair value of assets, net of
activity since acquisition date	(12,948)	(35)

Expected loss remaining	$131	$—

	December 31, 2016
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$18,838	$14
Reclassification from nonaccretable discount
to accretable discount due to change in	(846)	—
expected losses (net of accretion to date)
Original estimated fair value of assets, net of
activity since acquisition date	(17,833)	(14)

Expected loss remaining	$159	$—

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015
Vantus Bank Loans and Foreclosed Assets.  The following tables present the balances of the acquired loans and foreclosed assets related to the Vantus Bank transaction at December 31, 2017 and 2016.  Through December 31, 2017, gross loan balances (due from the borrower) were reduced approximately $312.6 million since the transaction date because of $266.9 million of repayments by the borrower, $16.7 million of transfers to foreclosed assets and $29.0 million of charge-downs to customer loan balances.  Based upon the collectability analyses performed at the time of the acquisition, we expected certain levels of foreclosures and charge-offs and actual results have been better than our expectations.  As a result, cash flows expected to be received from the acquired loan pools have increased, resulting in adjustments that were made to the related accretable yield as described above.
	December 31, 2017
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$18,965	$15
Reclassification from nonaccretable discount
to accretable discount due to change in
expected losses (net of accretion to date)	(131)	—
Original estimated fair value of assets, net of
activity since acquisition date	(18,605)	(15)

Expected loss remaining	$229	$—

	December 31, 2016
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$23,712	$15
Reclassification from nonaccretable discount
to accretable discount due to change in
expected losses (net of accretion to date)	(239)	—
Original estimated fair value of assets, net of
activity since acquisition date	(23,232)	(15)

Expected loss remaining	$241	$—

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015

Sun Security Bank Loans and Foreclosed Assets.  The following tables present the balances of the acquired loans and foreclosed assets related to the Sun Security Bank transaction at December 31, 2017 and 2016.  Through December 31, 2017, gross loan balances (due from the borrower) were reduced approximately $207.7 million since the transaction date because of $148.4 million of repayments by the borrower, $28.4 million of transfers to foreclosed assets and $30.9 million of charge-downs to customer loan balances.  Based upon the collectability analyses performed at the time of the acquisition, we expected certain levels of foreclosures and charge-offs and actual results have been better than our expectations.  As a result, cash flows expected to be received from the acquired loan pools have increased, resulting in adjustments that were made to the related accretable yield as described above.
	December 31, 2017
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$26,787	$306
Reclassification from nonaccretable discount
to accretable discount due to change in
expected losses (net of accretion to date)	(494)	—
Original estimated fair value of assets, net of
activity since acquisition date	(25,348)	(299)

Expected loss remaining	$945	$7

	December 31, 2016
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$33,579	$365
Reclassification from nonaccretable discount
to accretable discount due to change in
expected losses (net of accretion to date)	(1,086)	—
Original estimated fair value of assets, net of
activity since acquisition date	(31,499)	(286)

Expected loss remaining	$994	$79

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015

InterBank Loans, Foreclosed Assets and Indemnification Asset.  The following tables present the balances of the acquired loans, foreclosed assets and FDIC indemnification asset (for periods prior to the termination of the loss sharing agreements) related to the InterBank transaction at December 31, 2017 and 2016.  Through December 31, 2017, gross loan balances (due from the borrower) were reduced approximately $280.9 million since the transaction date because of $239.4 million of repayments by the borrower, $19.1 million of transfers to foreclosed assets and $22.4 million of charge-offs to customer loan balances.  Based upon the collectability analyses performed at the time of the acquisition, we expected certain levels of foreclosures and charge-offs and actual results have been better than our expectations.  As a result, cash flows expected to be received from the acquired loan pools have increased, resulting in adjustments that were made to the related accretable yield as described above.
	December 31, 2017
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$112,399	$2,012
Noncredit premium/(discount), net of
activity since acquisition date	274	—
Reclassification from nonaccretable discount
to accretable discount due to change in
expected losses (net of accretion to date)	(972)	—
Original estimated fair value of assets, net of
activity since acquisition date	(98,321)	(1,785)

Expected loss remaining	$13,380	$227

	December 31, 2016
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$149,657	$1,417
Noncredit premium/(discount), net of
activity since acquisition date	543	—
Reclassification from nonaccretable discount
to accretable discount due to change in
expected losses (net of accretion to date)	(1,984)	—
Original estimated fair value of assets, net of
activity since acquisition date	(134,355)	(1,417)
Expected loss remaining	13,861	—
Assumed loss sharing recovery percentage	84%	—
Expected loss sharing value	11,644	—
FDIC loss share clawback	953	—
Indemnification asset to be amortized resulting from
change in expected losses	1,586	—
Accretable discount on FDIC indemnification asset	(1,038)	—

FDIC indemnification asset	$13,145	$—

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015
Valley Bank Loans and Foreclosed Assets.  The following tables present the balances of the acquired loans and foreclosed assets related to the Valley Bank transaction at December 31, 2017 and 2016.  Through December 31, 2017, gross loan balances (due from the borrower) were reduced approximately $133.2 million since the transaction date because of $121.4 million of repayments by the borrower, $4.0 million of transfers to foreclosed assets and $7.8 million of charge-offs to customer loan balances.  The Valley Bank transaction did not include a loss sharing agreement; however, the loans were recorded at a discount, which is accreted to yield over the life of the loans.  Based upon the collectability analyses performed at the time of the acquisition, we expected certain levels of foreclosures and charge-offs and actual results have been better than our expectations.  As a result, cash flows expected to be received from the acquired loan pools have increased, resulting in adjustments that were made to the related accretable yield as described above.
	December 31, 2017
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis, net of activity
since acquisition date	$59,997	$1,673
Noncredit premium/(discount), net of
activity since acquisition date	11	—
Reclassification from nonaccretable discount
to accretable discount due to change in
expected losses (net of accretion to date)	(411)	—
Original estimated fair value of assets, net of
activity since acquisition date	(54,442)	(1,667)
Expected loss remaining	$5,155	$6

	December 31, 2016
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis, net of activity
since acquisition date	$84,283	$1,973
Noncredit premium/(discount), net of
activity since acquisition date	228	—
Reclassification from nonaccretable discount
to accretable discount due to change in
expected losses (net of accretion to date)	(2,121)	—
Original estimated fair value of assets, net of
activity since acquisition date	(76,231)	(1,952)
Expected loss remaining	$6,159	$21

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015
Changes in the accretable yield for acquired loan pools were as follows for the years ended December 31, 2017, 2016 and 2015:
			Sun
	TeamBank	Vantus Bank	Security Bank	InterBank	Valley Bank
	(In Thousands)

Balance, January 1, 2015	$6,865	$4,453	$7,952	$36,092	$11,132
Accretion	(3,265)	(2,541)	(5,487)	(28,767)	(10,975)
Reclassification from nonaccretable difference(1)	205	1,448	3,459	9,022	8,159

Balance, December 31, 2015	3,805	3,360	5,924	16,347	8,316
Accretion	(1,834)	(1,877)	(3,832)	(13,964)	(11,933)
Reclassification from nonaccretable difference(1)	506	1,064	2,185	6,129	8,414

Balance, December 31, 2016	2,477	2,547	4,277	8,512	4,797
Accretion	(1,563)	(1,373)	(2,251)	(7,505)	(5,823)
Reclassification from nonaccretable difference(1)	1,157	676	875	4,067	3,721

Balance, December 31, 2017	$2,071	$1,850	$2,901	$5,074	$2,695

(1)
Represents increases in estimated cash flows expected to be received from the acquired loan pools, primarily due to lower estimated credit losses.  The numbers also include changes in expected accretion of the loan pools for TeamBank, Vantus Bank, Sun Security Bank, InterBank and Valley Bank for the year ended December 31, 2017, totaling $1.1 million, $663,000, $850,000, $3.5 million and $3.0 million, respectively; for TeamBank, Vantus Bank, Sun Security Bank, InterBank and Valley Bank for the year ended December 31, 2016, totaling $506,000, $1.0 million, $1.8 million, $2.7 million and $1.6 million, respectively; and for TeamBank, Vantus Bank, Sun Security Bank, InterBank and Valley Bank for the year ended December 31, 2015, totaling $40,000, $1.1 million, $2.0 million, $4.8 million and $759,000, respectively.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015

Note 5:	Other Real Estate Owned and Repossessions
Major classifications of other real estate owned at December 31, 2017 and 2016, were as follows:
	2017	2016
	(In Thousands)
Foreclosed assets held for sale and repossessions
One- to four-family construction	$—	$—
Subdivision construction	5,413	6,360
Land development	7,229	10,886
Commercial construction	—	—
One- to four-family residential	112	1,217
Other residential	140	954
Commercial real estate	1,694	3,841
Commercial business	—	—
Consumer	1,987	1,991
	16,575	25,249
FDIC-supported foreclosed assets, net of discounts	—	1,426
Acquired foreclosed assets no longer covered by
FDIC loss sharing agreements, net of discounts	2,133	316
Acquired foreclosed assets not covered by FDIC
loss sharing agreements, net of discounts (Valley Bank)	1,666	1,952

Foreclosed assets held for sale and repossessions, net	20,374	28,943

Other real estate owned not acquired through foreclosure	1,628	3,715

Other real estate owned and repossessions	$22,002	$32,658

At December 31, 2017, other real estate owned not acquired through foreclosure included 10 properties, nine of which were branch locations that were closed and are held for sale, and one of which is land acquired for a potential branch location.  During the year ended December 31, 2017, seven former branch locations were sold at an aggregate gain of $250,000, which is included in the gain on sales of other real estate owned amount in the table below.
At December 31, 2016, other real estate owned not acquired through foreclosure included 17 properties, 16 of which were branch locations that were closed and are held for sale, and one of which is land acquired for a potential branch location.  During the year ended December 31, 2016, 15 former branch locations were added to other real estate owned not acquired through foreclosure due to the closing of those branches.  Seven former branch locations were sold during the year ended December 31, 2016, at an aggregate net gain of $858,000, which is included in the gain on sales of other real estate owned amount in the table below.
At December 31, 2017, residential mortgage loans totaling $3.2 million were in the process of foreclosure, $3.0 million of which were acquired loans.  Of the $3.0 million of acquired loans, $2.8 million were previously covered by loss sharing agreements and $208,000 were acquired in the Valley Bank transaction.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015

Expenses applicable to other real estate owned and repossessions for the years ended December 31, 2017, 2016 and 2015, included the following:
	2017	2016	2015
	(In Thousands)

Net gain on sales of real estate and repossessions	$(2,212)	$(68)	$(397)
Valuation write-downs	1,585	431	890
Operating expenses, net of rental income	4,556	3,748	2,033

	$3,929	$4,111	$2,526

Note 6:	Premises and Equipment
Major classifications of premises and equipment at December 31, 2017 and 2016, stated at cost, were as follows:
	2017	2016
	(In Thousands)

Land	$42,312	$42,322
Buildings and improvements	97,464	96,429
Furniture, fixtures and equipment	53,841	57,217
	193,617	195,968
Less accumulated depreciation	55,599	55,372

	$138,018	$140,596

Note 7:	Investments in Limited Partnerships
Investments in Affordable Housing Partnerships
The Company has invested in certain limited partnerships that were formed to develop and operate apartments and single-family houses designed as high-quality affordable housing for lower income tenants throughout Missouri and contiguous states.  At December 31, 2017, the Company had 16 investments, with a net carrying value of $18.2 million.  At December 31, 2016, the Company had 13 investments, with a net carrying value of $21.8 million.  Due to the Company's inability to exercise any significant influence over any of the investments in Affordable Housing Partnerships, they all are accounted for using the proportional amortization method.  Each of the partnerships must meet the regulatory requirements for affordable housing for a minimum 15-year compliance period to fully utilize the tax credits.  If the partnerships cease to qualify during the compliance period, the credits may be denied for any period in which the projects are not in compliance and a portion of the credits previously taken may be subject to recapture with interest.
The remaining federal affordable housing tax credits to be utilized through 2023 were $40.0 million as of December 31, 2017, assuming no tax credit recapture events occur and all projects currently under construction are completed as planned.  Amortization of the investments in partnerships is expected to be approximately $34.9 million, assuming all projects currently under construction are completed and funded as planned.  The Company's usage of federal affordable housing tax credits approximated $6.6

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015
million, $6.2 million and $6.3 million during 2017, 2016 and 2015, respectively.  Investment amortization amounted to $5.2 million, $4.4 million and $4.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Investments in Community Development Entities
The Company has invested in certain limited partnerships that were formed to develop and operate business and real estate projects located in low-income communities.  At December 31, 2017, the Company had two investments, with a net carrying value of $940,000.  At December 31, 2016, the Company had two investments, with a net carrying value of $1.9 million.  Due to the Company's inability to exercise any significant influence over any of the investments in qualified Community Development Entities, they are all accounted for using the cost method.  Each of the partnerships provides federal New Market Tax Credits over a seven-year credit allowance period.  In each of the first three years, credits totaling five percent of the original investment are allowed on the credit allowance dates and for the final four years, credits totaling six percent of the original investment are allowed on the credit allowance dates.  Each of the partnerships must be invested in a qualified Community Development Entity on each of the credit allowance dates during the seven-year period to utilize the tax credits.  If the Community Development Entities cease to qualify during the seven-year period, the credits may be denied for any credit allowance date and a portion of the credits previously taken may be subject to recapture with interest.  The investments in the Community Development Entities cannot be redeemed before the end of the seven-year period.
The remaining federal New Market Tax Credits to be utilized through 2019 were $960,000 as of December 31, 2017.  Amortization of the investments in partnerships is expected to be approximately $730,000.  The Company's usage of federal New Market Tax Credits approximated $1.2 million, $2.3 million and $2.3 million during 2017, 2016 and 2015, respectively.  Investment amortization amounted to $930,000, $1.7 million and $1.7 million for the years ended December 31, 2017, 2016 and 2015, respectively.
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

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015

Note 8:	Deposits
Deposits at December 31, 2017 and 2016, are summarized as follows:
	Weighted Average
	Interest Rate	2017	2016
		(In Thousands, Except Interest Rates)

Noninterest-bearing accounts	—	$661,589	$653,288
Interest-bearing checking and savings accounts	0.32% - 0.26%	1,565,711	1,539,216
		2,227,300	2,192,504

Certificate accounts	0% - 0.99%	254,502	695,738
	1% - 1.99%	1,006,373	737,649
	2% - 2.99%	106,888	48,777
	3% - 3.99%	701	1,119
	4% - 4.99%	1,108	1,171
	5% and above	272	272
		1,369,844	1,484,726

		$3,597,144	$3,677,230

The weighted average interest rate on certificates of deposit was 1.24% and 1.01% at December 31, 2017 and 2016, respectively.
The aggregate amount of certificates of deposit originated by the Bank in denominations greater than $100,000 was approximately $598.2 million and $634.7 million at December 31, 2017 and 2016, respectively.  The Bank utilizes brokered deposits as an additional funding source.  The aggregate amount of brokered deposits was approximately $260.0 million and $324.3 million at December 31, 2017 and 2016, respectively.
At December 31, 2017, scheduled maturities of certificates of deposit were as follows:
	Retail	Brokered	Total
	(In Thousands)

2018	$775,404	$238,410	$1,013,814
2019	199,252	21,561	220,813
2020	58,811	—	58,811
2021	48,365	—	48,365
2022	25,868	—	25,868
Thereafter	2,173	—	2,173

	$1,109,873	$259,971	$1,369,844

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015

A summary of interest expense on deposits for the years ended December 31, 2017, 2016 and 2015, is as follows:
	2017	2016	2015
	(In Thousands)

Checking and savings accounts	$4,699	$3,888	$2,858
Certificate accounts	16,009	13,598	10,739
Early withdrawal penalties	(113)	(99)	(86)

	$20,595	$17,387	$13,511

Note 9:	Advances From Federal Home Loan Bank
Advances from the Federal Home Loan Bank at December 31, 2017 and 2016, consisted of the following:
	December 31, 2017		December 31, 2016
		Weighted		Weighted
		Average		Average
		Interest		Interest
Due In	Amount	Rate	Amount	Rate
	(In Thousands)

2017	$—	—%	$30,826	3.26%
2018	127,500	1.53	81	5.14
2019	—	—	28	5.14
2020	—	—	—	—
2021	—	—	—	—
2022	—	—	—	—
2023 and thereafter	—	—	500	5.54

	127,500	1.53	31,435	3.30

Unamortized fair value adjustment	—		17

	$127,500		$31,452

The Bank has pledged FHLB stock, investment securities and first mortgage loans free of pledges, liens and encumbrances as collateral for outstanding advances.  No investment securities were specifically pledged as collateral for advances at December 31, 2017 and 2016.  Loans with carrying values of approximately $1.11 billion and $1.12 billion were pledged as collateral for outstanding advances at December 31, 2017 and 2016, respectively.  The Bank had potentially available $570.5 million remaining on its line of credit under a borrowing arrangement with the FHLB of Des Moines at December 31, 2017.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015
Note 10:	Short-Term Borrowings
Short-term borrowings at December 31, 2017 and 2016, are summarized as follows:
	2017	2016
	(In Thousands)

Notes payable – Community Development
Equity Funds	$1,604	$1,323
Overnight borrowings from the Federal Home Loan Bank	15,000	171,000
Securities sold under reverse repurchase agreements	80,531	113,700

	$97,135	$286,023

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
Short-term borrowings had weighted average interest rates of 0.30% and 0.50% at December 31, 2017 and 2016, respectively.  Short-term borrowings averaged approximately $186.4 million and $327.7 million for the years ended December 31, 2017 and 2016, respectively.  The maximum amounts outstanding at any month end were $297.4 million and $523.1 million, respectively, during those same periods.
The following table represents the Company's securities sold under reverse repurchase agreements, by collateral type and remaining contractual maturity at December 31, 2017 and 2016:
	2017	2016
	Overnight and	Overnight and
	Continuous	Continuous
	(In Thousands)

FHLBank CD	$—	$16,202
Mortgage-backed securities – GNMA, FNMA, FHLMC	80,531	97,498

	$80,531	$113,700

Note 11:	Federal Reserve Bank Borrowings
At December 31, 2017 and 2016, the Bank had $528.9 million and $602.0 million, respectively, available under a line-of-credit borrowing arrangement with the Federal Reserve Bank.  The line is secured primarily by commercial loans.  There were no amounts borrowed under this arrangement at December 31, 2017 or 2016.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015

Note 12:	Subordinated Debentures Issued to Capital Trusts
In November 2006, Great Southern Capital Trust II (Trust II), a statutory trust formed by the Company for the purpose of issuing the securities, issued a $25.0 million aggregate liquidation amount of floating rate cumulative trust preferred securities.  The Trust II securities bear a floating distribution rate equal to 90-day LIBOR plus 1.60%.  The Trust II securities became redeemable at the Company's option in February 2012, and if not sooner redeemed, mature on February 1, 2037.  The Trust II securities were sold in a private transaction exempt from registration under the Securities Act of 1933, as amended.  The gross proceeds of the offering were used to purchase Junior Subordinated Debentures from the Company totaling $25.8 million and bearing an interest rate identical to the distribution rate on the Trust II securities.  The initial interest rate on the Trust II debentures was 6.98%.  The interest rate was 2.98% and 2.49% at December 31, 2017 and 2016, respectively.

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
At December 31, 2017 and 2016, subordinated debentures issued to capital trusts are summarized as follows:
	2017	2016
	(In Thousands)

Subordinated debentures	$25,774	$25,774

Note 13:	Subordinated Notes
On August 8, 2016, the Company completed the public offering and sale of $75.0 million of its subordinated notes.  The notes are due August 15, 2026, and have a fixed interest rate of 5.25% until August 15, 2021, at which time the rate becomes floating at a rate equal to three-month LIBOR plus 4.087%.  The Company may call the notes at par beginning on August 15, 2021, and on any scheduled interest payment date thereafter.  The notes were sold at par, resulting in net proceeds, after underwriting discounts and commissions, legal, accounting and other professional fees, of approximately $73.5

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015
million.  Total debt issuance costs, totaling approximately $1.5 million, were deferred and are being amortized over the expected life of the notes, which is 10 years.  Amortization of the debt issuance costs during the years ended December 31, 2017 and 2016, totaled $151,000 and $64,000, respectively, and is included in interest expense on subordinated notes in the consolidated statements of income, resulting in an imputed interest rate of 5.47%.
At December 31, 2017 and, 2016, subordinated notes are summarized as follows:

	2017	2016
	(In Thousands)

Subordinated notes	$75,000	$75,000
Less: unamortized debt issuance costs	1,312	1,463
	$73,688	$73,537

Note 14:	Income Taxes
The Company files a consolidated federal income tax return.  As of December 31, 2017 and 2016, retained earnings included approximately $17.5 million for which no deferred income tax liability had been recognized.  This amount represents an allocation of income to bad debt deductions for tax purposes only for tax years prior to 1988.  If the Bank were to liquidate, the entire amount would have to be recaptured and would create income for tax purposes only, which would be subject to the then-current corporate income tax rate.  The unrecorded deferred income tax liability on the above amount was approximately $3.9 million and $6.5 million at December 31, 2017 and 2016, respectively.
During the years ended December 31, 2017, 2016 and 2015, the provision for income taxes included these components:
	2017	2016	2015
	(In Thousands)

Taxes currently payable	$9,335	$20,137	$20,234
Deferred income taxes	7,318	$(3,621)	$(4,670)
Adjustment of deferred tax asset or liability for enacted changes in tax laws	2,105	—	—

Income taxes	$18,758	$16,516	$15,564

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015
The tax effects of temporary differences related to deferred taxes shown on the statements of financial condition were:
	December 31,
	2017	2016
	(In Thousands)
Deferred tax assets
Allowance for loan losses	$8,154	$13,576
Tax credit carryforward	5,816	—
Interest on nonperforming loans	288	364
Accrued expenses	684	1,288
Write-down of foreclosed assets	1,694	3,300
Write-down of fixed assets	207	535
Difference in basis for acquired assets and liabilities	4,725	4,533
	21,568	23,596

Deferred tax liabilities
Tax depreciation in excess of book depreciation	(4,483)	(6,425)
FHLB stock dividends	(356)	(1,805)
Partnership tax credits	(706)	(1,651)
Prepaid expenses	(775)	(728)
Unrealized gain on available-for-sale securities	(435)	(980)
Book revenue in excess of tax revenue	(12,177)	—
Other	(190)	(318)
	(19,122)	(11,907)

Net deferred tax asset (liability)	$2,446	$11,689

Reconciliations of the Company's effective tax rates from continuing operations to the statutory corporate tax rates were as follows:
	2017	2016	2015

Tax at statutory rate	35.0%	35.0%	35.0%
Nontaxable interest and dividends	(1.6)	(2.1)	(2.4)
Tax credits	(6.1)	(7.3)	(8.1)
State taxes	1.1	1.1	1.4
Initial impact of enactment of 2017 Tax Act	(0.4)	—	—
Other	(1.3)	—	(0.8)

	26.7%	26.7%	25.1%

The Tax Cuts and Jobs Act ("Tax Act") was signed into law on December 22, 2017, making several changes to U. S. corporate income tax laws, including reducing the corporate Federal income tax rate from 35% to 21% effective January 1, 2018.  U. S. GAAP requires that the impact of the provisions of the Tax Act be accounted for in the period of enactment and the Company recognized the income tax effects of the Tax Act in its 2017 financial statements.  The Tax Act is complex and requires significant

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015

detailed analysis.  During the preparation of the Company's 2017 income tax returns in 2018, additional adjustments related to enactment of the Tax Act may be identified.  We do not currently expect significant adjustments will be necessary, but any further adjustments identified will be recognized in accordance with guidance contained in Staff Accounting Bulletin No. 118 from the U. S. Securities and Exchange Commission.

The Company and its consolidated subsidiaries have not been audited recently by the Internal Revenue Service (IRS) and, as such, tax years through December 31, 2005, have been closed without audit.  The Company, through one of its subsidiaries, is a partner in two partnerships which have been under Internal Revenue Service examination for 2006 and 2007.  As a result, the Company's 2006 and subsequent tax years remain open for examination.  The examinations of these partnerships advanced during 2016 and 2017.  One of the partnerships has advanced to Tax Court and has entered a Motion for Entry of Decision with an agreed upon settlement.  The other partnership examination was recently completed by the IRS with no change impacting the Company's tax positions.  The Company does not currently expect significant adjustments to its financial statements from the partnership matter at the Tax Court.

The Company is currently under State of Missouri income and franchise tax examinations for its 2014 through 2015 tax years.  The Company does not currently expect significant adjustments to its financial statements from this state examination.  During 2017, the Company settled its appeal with the Kansas Department of Revenue.  The settlement did not result in any significant adjustments to the Company's financial statements.

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

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015

Recurring Measurements
The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2017 and 2016:

		Fair Value Measurements Using
		Quoted Prices
		in Active
		Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
December 31, 2017
Mortgage-backed securities	$122,533	$—	$122,533	$—
States and political subdivisions	56,646	—	56,646	—
Interest rate derivative asset	981	—	981	—
Interest rate derivative liability	(1,030)	—	(1,030)	—

December 31, 2016
Mortgage-backed securities	$146,035	$—	$146,035	$—
States and political subdivisions	67,837	—	67,837	—
Interest rate derivative asset	1,663	—	1,663	—
Interest rate derivative liability	(1,699)	—	(1,699)	—

The following is a description of inputs and valuation methodologies used for assets recorded at fair value on a recurring basis and recognized in the accompanying statements of financial condition at December 31, 2017 and 2016, as well as the general classification of such assets pursuant to the valuation hierarchy.  There have been no significant changes in the valuation techniques during the year ended December 31, 2017.
Available-for-Sale Securities
Investment securities available for sale are recorded at fair value on a recurring basis.  The fair values used by the Company are obtained from an independent pricing service, which represent either quoted market prices for the identical asset or fair values determined by pricing models, or other model-based valuation techniques, that consider observable market data, such as interest rate volatilities, LIBOR yield curve, credit spreads and prices from market makers and live trading systems.  Recurring Level 1 securities include exchange traded equity securities.  Recurring Level 2 securities include U.S. government agency securities, mortgage-backed securities, state and municipal bonds and certain other investments.  Inputs used for valuing Level 2 securities include observable data that may include dealer quotes, benchmark yields, market spreads, live trading levels and market consensus prepayment speeds, among other things.  Additional inputs include indicative values derived from the independent pricing service's proprietary computerized models.  There were no recurring Level 3 securities at December 31, 2017 or 2016.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015
Interest Rate Derivatives
The fair value is estimated using forward-looking interest rate curves and is determined using observable market rates and, therefore, are classified within Level 2 of the valuation hierarchy.
Nonrecurring Measurements
The following tables present the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2017 and 2016:
		Fair Value Measurements Using
		Quoted
		Prices
		in Active
		Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
December 31, 2017
Impaired loans	$1,590	$—	$—	$1,590

Foreclosed assets held for sale	$1,758	$—	$—	$1,758

December 31, 2016
Impaired loans	$8,280	$—	$—	$8,280

Foreclosed assets held for sale	$1,604	$—	$—	$1,604

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
Loans Held for Sale
Mortgage loans held for sale are recorded at the lower of carrying value or fair value.  The fair value of mortgage loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics.  As such, the Company classifies mortgage loans held for sale as Nonrecurring Level 2.  Write-downs to fair value typically do not occur as the Company generally enters into commitments to sell individual mortgage loans at the time the loan is originated to reduce market risk.  The Company typically does not have commercial loans held for sale.  At December 31, 2017 and 2016, the aggregate fair value of mortgage loans held for sale exceeded their cost.  Accordingly, no mortgage loans held for sale were marked down and reported at fair value.
Impaired Loans
A loan is considered to be impaired when it is probable that all of the principal and interest due may not be collected according to its contractual terms.  Generally, when a loan is considered impaired, the

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015
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
The Company records impaired loans as Nonrecurring Level 3.  If a loan's fair value as estimated by the Company is less than its carrying value, the Company either records a charge-off for the portion of the loan that exceeds the fair value or establishes a reserve within the allowance for loan losses specific to the loan.  Loans for which such charge-offs or reserves were recorded during the years ended December 31, 2017 and 2016, are shown in the table above (net of reserves).
Foreclosed Assets Held for Sale
Foreclosed assets held for sale are initially recorded at fair value less estimated cost to sell at the date of foreclosure.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less estimated cost to sell.  Foreclosed assets held for sale are classified within Level 3 of the fair value hierarchy.  The foreclosed assets represented in the table above have been re-measured during the years ended December 31, 2017 and 2016, subsequent to their initial transfer to foreclosed assets.
The following disclosure relates to financial assets for which it is not practicable for the Company to estimate the fair value at December 31, 2017 and 2016.
FDIC Indemnification Asset
As part of certain Purchase and Assumption Agreements, the Bank and the FDIC entered into loss sharing agreements.  These agreements covered realized losses on loans and foreclosed real estate subject to certain limitations which are more fully described in Note 4.  All of these loss sharing agreements were mutually terminated by the Company and the FDIC during 2017 and 2016.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015

Under the InterBank agreement, the FDIC agreed to reimburse the Bank for 80% of realized losses.  The indemnification asset was originally recorded at fair value on the acquisition date (April 27, 2012) and at December 31, 2017 and 2016, the carrying value of the FDIC indemnification asset was $-0- million and $13.1 million, respectively.
The loss sharing assets were measured separately from the loan portfolios because they were not contractually embedded in the loans and were not transferable with the loans should the Bank have chosen to dispose of them.  Fair values on the acquisition dates were estimated using projected cash flows available for loss sharing based on the credit adjustments estimated for each loan pool and the loss sharing percentages.  These cash flows were discounted to reflect the uncertainty of the timing and receipt of the loss sharing reimbursements from the FDIC.  The loss sharing assets were also separately measured from the related foreclosed real estate.  Although the assets were contractual receivables from the FDIC, they did not have effective interest rates.  The Bank collected the assets over several years.  The amount ultimately collected was dependent on the timing and amount of collections and charge-offs on the acquired assets covered by the loss sharing agreements.  While the assets were recorded at their estimated fair values on the acquisition dates, it was not practicable to complete fair value analyses on a quarterly or annual basis.  Estimating the fair value of the FDIC indemnification asset would involve preparing fair value analyses of the entire portfolios of loans and foreclosed assets covered by the loss sharing agreements from all four acquisitions on a quarterly or annual basis.  The loss sharing agreements for TeamBank, Vantus Bank and Sun Security Bank were terminated on April 26, 2016, and the carrying value of the related indemnification assets became $-0-.  The loss sharing agreements for InterBank were terminated on June 9, 2017, and the carrying value of the related indemnification asset became $-0-.  The termination of the loss sharing agreements is discussed in Note 4.

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
December 31, 2017, 2016 and 2015
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

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015

	December 31, 2017			December 31, 2016
	Carrying	Fair	Hierarchy	Carrying	Fair	Hierarchy
	Amount	Value	Level	Amount	Value	Level
	(Dollars in Thousands)
Financial assets
Cash and cash equivalents	$242,253	$242,253	1	$279,769	$279,769	1
Held-to-maturity securities	130	131	2	247	258	2
Mortgage loans held for sale	8,203	8,203	2	16,445	16,445	2
Loans, net of allowance for loan losses	3,726,302	3,735,216	3	3,759,966	3,766,709	3
Accrued interest receivable	12,338	12,338	3	11,875	11,875	3
Investment in FHLB stock	11,182	11,182	3	13,034	13,034	3

Financial liabilities
Deposits	3,597,144	3,606,400	3	3,677,230	3,683,751	3
FHLB advances	127,500	127,500	3	31,452	32,379	3
Short-term borrowings	97,135	97,135	3	286,023	286,023	3
Subordinated debentures	25,774	25,774	3	25,774	25,774	3
Subordinated notes	73,688	76,500	2	73,537	76,031	2
Accrued interest payable	2,904	2,904	3	2,723	2,723	3

Unrecognized financial instruments (net of
contractual value)
Commitments to originate loans	—	—	3	—	—	3
Letters of credit	85	85	3	92	92	3
Lines of credit	—	—	3	—	—	3

Note 16:	Operating Leases
The Company has entered into various operating leases at several of its locations.  Some of the leases have renewal options.
At December 31, 2017, future minimum lease payments were as follows (in thousands):
2018	$877
2019	683
2020	540
2021	331
2022	241
Thereafter	473

$3,145

Rental expense was $912,000, $973,000 and $1.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015

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
As part of the Valley Bank FDIC-assisted acquisition, the Company acquired seven loans with related interest rate swaps.  Valley's swap program differed from the Company's in that Valley did not have back to back swaps with the customer and a counterparty.  Two of the seven acquired loans with interest rate swaps have paid off.  The notional amount of the five remaining Valley swaps is $3.6 million at December 31, 2017.  As of December 31, 2017, excluding the Valley Bank swaps, the Company had 22 interest rate swaps totaling $92.7 million in notional amount with commercial customers, and 22 interest rate swaps with the same notional amount with third parties related to its program.  In addition, the Company has two participation loans purchased totaling $22.0 million, in which the lead institution has an interest rate swap with their customer and the economics of the counterparty swap are passed along to us through the loan participation.  As of December 31, 2016, excluding the Valley Bank swaps, the Company had 26 interest rate swaps totaling $110.7 million in notional amount with commercial customers, and 26 interest rate swaps with the same notional amount with third parties related to its program.  During the years ended December 31, 2017, 2016 and 2015, the Company recognized net gains and (losses) of $28,000, $66,000 and $(43,000), respectively, in noninterest income related to changes in the fair value of these swaps.
Cash Flow Hedges
As a strategy to maintain acceptable levels of exposure to the risk of changes in future cash flows due to interest rate fluctuations, the Company entered into two interest rate cap agreements for a portion of its floating rate debt associated with its trust preferred securities.  One agreement, with a notional amount of $25 million, stated that the Company would pay interest on its trust preferred debt in accordance with

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015
the original debt terms at a rate of 3-month LIBOR + 1.60%.  Should interest rates rise above a certain threshold, the counterparty would reimburse the Company for interest paid such that the Company would have an effective interest rate on that portion of its trust preferred securities no higher than 2.37%.  The agreement became effective on August 1, 2013 and had a term of four years, which terminated during 2017.  The other agreement, with a notional amount of $5 million, was terminated when the Company purchased the related trust preferred securities in July 2015.  See Item 8, Financial Statements and Supplementary Information, in the Company's December 31, 2015 Annual Report on Form 10-K for more information on the trust preferred securities purchase transaction.
The effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.  Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.  During the years ended December 31, 2017, 2016 and 2015, the Company recognized $-0- in noninterest income related to changes in the fair value of these derivatives.  During the years ended December 31, 2017, 2016 and 2015, the Company recognized $293,000, $225,000 and $187,000, respectively, in interest expense related to the amortization of the cost of these interest rate caps.  During the year ended December 31, 2015, one of the agreements was terminated early as noted above.  As part of this termination, the remaining cost of the cash flow hedge, $95,000, was recognized as interest expense in 2015 (included in the $187,000 discussed here).

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015
The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the Consolidated Statements of Financial Condition:
	Location in	Fair Value
	Consolidated Statements	December 31,	December 31,
	of Financial Condition	2017	2016
		(In Thousands)
Derivatives designated as
hedging instruments
Interest rate caps	Prepaid expenses and other assets	$—	$40

Total derivatives designated
as hedging instruments		$—	$40

Derivatives not designated
as hedging instruments

Asset Derivatives
Derivatives not designated
as hedging instruments
Interest rate products	Prepaid expenses and other assets	$981	$1,623

Total derivatives not
designated as hedging
instruments		$981	$1,623

Liability Derivatives
Derivatives not designated
as hedging instruments
Interest rate products	Accrued expenses and other liabilities	$1,030	$1,699

Total derivatives not
designated as hedging
instruments		$1,030	$1,699

The following tables present the effect of derivative instruments on the statements of comprehensive income:
	Year Ended December 31
Cash Flow Hedges	Amount of Gain (Loss) Recognized in AOCI
	2017	2016	2015
	(In Thousands)

Interest rate cap, net of income taxes	$161	$87	$(50)

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015
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
As of December 31, 2017, the termination value of derivatives with our derivative dealer counterparties in a net liability position, which included accrued interest but excluded any adjustment for nonperformance risk, related to these agreements was $336,000.  The Company has minimum collateral posting thresholds with its derivative dealer counterparties.  At December 31, 2017, the Company's activity with its derivative dealer counterparties had met the level at which the minimum collateral posting thresholds take effect and the Company had posted $809,000 of collateral to satisfy the agreement.  As of December 31, 2016, the termination value of derivatives with our derivative dealer counterparties in a net liability position, which included accrued interest but excluded any adjustment for nonperformance risk, related to these agreements was $1.6 million.  At December 31, 2016, the Company's activity with its derivative dealer counterparties met the level in which the minimum collateral posting thresholds take effect and the Company had posted $6.0 million of collateral to satisfy the agreement.  If the Company had breached any of these provisions at December 31, 2017 and 2016, it could have been required to settle its obligations under the agreements at the termination value.

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
At December 31, 2017 and 2016, the Bank had outstanding commitments to originate loans and fund commercial construction loans aggregating approximately $164.0 million and $126.1 million, respectively.  The commitments extend over varying periods of time with the majority being disbursed within a 30- to 180-day period.
Mortgage loans in the process of origination represent amounts that the Bank plans to fund within a normal period of 60 to 90 days, many of which are intended for sale to investors in the secondary market.  Total mortgage loans in the process of origination amounted to approximately $20.8 million and $15.9 million at December 31, 2017 and 2016, respectively.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015
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
The Company had total outstanding standby letters of credit amounting to approximately $20.0 million and $26.4 million at December 31, 2017 and 2016, respectively, with $19.1 million and $25.1 million, respectively, of the letters of credit having terms up to five years and $885,000 and $1.3 million, respectively, of the letters of credit having terms over five years.  Of the amount having terms over five years, $885,000 and $1.3 million at December 31, 2017 and 2016, respectively, consisted of an outstanding letter of credit to guarantee the payment of principal and interest on a Multifamily Housing Refunding Revenue Bond Issue.
Purchased Letters of Credit
The Company has purchased letters of credit from the Federal Home Loan Bank as security for certain public deposits.  The amount of the letters of credit was $2.1 million and $2.1 million at December 31, 2017 and 2016, respectively, and they expire in less than one year from issuance.
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
At December 31, 2017, the Bank had granted unused lines of credit to borrowers aggregating approximately $912.2 million and $133.6 million for commercial lines and open‑end consumer lines, respectively.  At December 31, 2016, the Bank had granted unused lines of credit to borrowers aggregating approximately $658.4 million and $123.4 million for commercial lines and open‑end consumer lines, respectively.
Credit Risk
The Bank grants collateralized commercial, real estate and consumer loans primarily to customers in its market areas.  Although the Bank has a diversified portfolio, loans (excluding those covered by loss sharing agreements) aggregating approximately $674.0 million and $677.3 million at December 31, 2017 and 2016, respectively, are secured primarily by apartments, condominiums, residential and commercial land developments, industrial revenue bonds and other types of commercial properties in the St. Louis, Missouri, area.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015

Note 19:	Additional Cash Flow Information
	2017	2016	2015
	(In Thousands)
Noncash Investing and Financing Activities
Real estate acquired in settlement of loans	$23,780	$26,076	$12,185
Sale and financing of foreclosed assets	603	3,334	3,316
Conversion of premises and equipment to foreclosed assets	—	6,985	—
Dividends declared but not paid	3,381	3,073	3,055

Additional Cash Payment Information
Interest paid	27,724	20,476	15,984
Income taxes paid	17,563	9,554	13,096

Note 20:	Employee Benefits
The Company participates in the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra DB Plan), a multiemployer defined benefit pension plan covering all employees who have met minimum service requirements.  Effective July 1, 2006, this plan was closed to new participants.  Employees already in the plan continue to accrue benefits.  The Pentegra DB Plan's Employer Identification Number is 13-5645888 and the Plan Number is 333.  The Company's policy is to fund pension cost accrued.  Employer contributions charged to expense for this plan for the years ended December 31, 2017, 2016 and 2015, were approximately $1.1 million, $725,000 and $742,000, respectively.  The Company's contributions to the Pentegra DB Plan were not more than 5% of the total contributions to the plan.  The funded status of the plan as of July 1, 2017 and 2016, was 98.2% and 98.5%, respectively.  The funded status was calculated by taking the market value of plan assets, which reflected contributions received through June 30, 2017 and 2016, respectively, divided by the funding target.  No collective bargaining agreements are in place that require contributions to the Pentegra DB Plan.
The Company has a defined contribution retirement plan covering substantially all employees.  The Company matches 100% of the employee's contribution on the first 3% of the employee's compensation and also matches an additional 50% of the employee's contribution on the next 2% of the employee's compensation.  Employer contributions charged to expense for this plan for the years ended December 31, 2017, 2016 and 2015, were approximately $1.3 million, $1.2 million and $951,000, respectively.
Note 21:	Stock Compensation Plans
The Company established the 2003 Stock Option and Incentive Plan (the "2003 Plan") for employees and directors of the Company and its subsidiaries.  Under the plan, stock options or other awards could be granted with respect to 598,224 shares of common stock.  On May 15, 2013, the Company's stockholders approved the Great Southern Bancorp, Inc. 2013 Equity Incentive Plan (the "2013 Plan").  Upon the stockholders' approval of the 2013 Plan, the Company's 2003 Plan was frozen.  As a result, no new stock options or other awards may be granted under the 2003 Plan; however, existing outstanding awards under the 2003 Plan were not affected.  At December 31, 2017, 126,042 options were outstanding under the 2003 Plan.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015

The 2013 Plan provides for the grant from time to time to directors, emeritus directors, officers, employees and advisory directors of stock options, stock appreciation rights and restricted stock awards.  The number of shares of Common Stock available for awards under the 2013 Plan is 700,000, all of which may be utilized for stock options and stock appreciation rights and no more than 100,000 of which may be utilized for restricted stock awards.  At December 31, 2017, 556,757 options were outstanding under the 2013 Plan.

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
Stock awards may be granted to key officers and employees upon terms and conditions determined solely at the discretion of the Stock Option Committee.
The table below summarizes transactions under the Company's stock option plans:
			Weighted
	Available to Grant	Shares Under Option	Average Exercise Price

Balance, January 1, 2015	446,800	661,098	$26.560
Granted from 2013 plan	(129,350)	129,350	49.199
Exercised	—	(134,263)	25.403
Forfeited from terminated plan(s)	—	(8,453)	24.941
Forfeited from current plan(s)	14,000	(14,000)	33.389

Balance, December 31, 2015	331,450	633,732	31.297
Granted from 2013 plan	(131,000)	131,000	41.228
Exercised	—	(81,812)	26.472
Forfeited from terminated plan(s)	—	(2,692)	22.654
Forfeited from current plan(s)	19,025	(19,025)	39.123

Balance, December 31, 2016	219,475	661,203	33.672
Granted from 2013 Plan	(157,800)	157,800	52.118
Exercised	—	(119,692)	27.352
Forfeited from terminated plan(s)	—	(675)	24.690
Forfeited from current plan(s)	15,837	(15,837)	41.916

Balance, December 31, 2017	77,512	682,799	$38.860

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

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015
The fair value of each option award is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions for the years ended December 31, 2017, 2016 and 2015:
	2017	2016	2015

Expected dividends per share	$0.95	$0.88	$0.88
Risk-free interest rate	2.03%	1.27%	1.66%
Expected life of options	5 years	5 years	5 years
Expected volatility	23.49%	22.08%	24.42%
Weighted average fair value of
options granted during year	$10.04	$6.59	$9.59

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
The following table presents the activity related to options under all plans for the year ended December 31, 2017:
			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Options	Price	Term

Options outstanding, January 1, 2017	661,203	$33.672	7.23 years
Granted	157,800	52.118
Exercised	(119,692)	27.352
Forfeited	(16,512)	41.212
Options outstanding, December 31, 2017	682,799	38.860	7.38 years

Options exercisable, December 31, 2017	240,862	27.884	5.20 years

For the years ended December 31, 2017, 2016 and 2015, options granted were 157,800, 131,000, and 129,350, respectively.  The total intrinsic value (amount by which the fair value of the underlying stock exceeds the exercise price of an option on exercise date) of options exercised during the years ended December 31, 2017, 2016 and 2015, was $3.0 million, $1.4 million and $2.3 million, respectively.  Cash received from the exercise of options for the years ended December 31, 2017, 2016 and 2015, was $3.3 million, $2.1 million and $3.4 million, respectively.  The actual tax benefit realized for the tax deductions from option exercises totaled $2.7 million, $1.3 million and $2.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015

The following table presents the activity related to nonvested options under all plans for the year ended December 31, 2017.
		Weighted	Weighted
		Average	Average
		Exercise	Grant Date
	Options	Price	Fair Value

Nonvested options, January 1, 2017	413,283	$39.253	$6.631
Granted	157,800	52.118	10.041
Vested this period	(112,659)	35.056	6.022
Nonvested options forfeited	(16,487)	41.242	7.229

Nonvested options, December 31, 2017	441,937	44.842	7.981

At December 31, 2017, there was $3.3 million of total unrecognized compensation cost related to nonvested options granted under the Company's plans.  This compensation cost is expected to be recognized through 2022, with the majority of this expense recognized in 2018 and 2019.
The following table further summarizes information about stock options outstanding at December 31, 2017:
	Options Outstanding
		Weighted		Options Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Term	Price	Exercisable	Price

$8.360 to $19.530	48,152	3.56 years	$17.884	48,152	$17.884
$21.320 to $24.820	77,890	4.09 years	23.760	77,740	23.760
$26.640 to $29.640	73,833	5.95 years	29.491	50,374	29.493
$32.590 to $38.610	109,313	6.86 years	33.029	41,902	32.751
$41.300 to $47.800	121,200	8.80 years	41.370	325	47.800
$50.710 to $52.200	252,411	9.07 years	51.582	22,369	50.710

	682,799	7.38 years	38.860	240,862	27.884

Note 22:	Significant Estimates and Concentrations
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

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015

independent appraiser or recent sales of similar properties, the amount that the Company realizes from the sales of the assets could differ materially in the near term from the carrying value reflected in these financial statements.

Note 23:	Accumulated Other Comprehensive Income
The components of accumulated other comprehensive income (AOCI), included in stockholders' equity, are as follows:
	2017	2016
	(In Thousands)

Net unrealized gain on available-for-sale securities	$1,949	$2,699

Net unrealized loss on derivatives used for cash flow hedges	—	(254)
	1,949	2,445

Tax effect	(708)	(887)

Net-of-tax amount	$1,241	$1,558

Amounts reclassified from AOCI and the affected line items in the statements of income during the years ended December 31, 2017, 2016 and 2015, were as follows:
	Amounts Reclassified from AOCI			Affected Line Item in the
	2017	2016	2015	Statements of Income
	(In Thousands)

Unrealized gains on available-for-sale securities	$—	$2,873	$2	Net realized gains on available-for-sale securities (total reclassified amount before tax)

Income taxes	—	(1,043)	(1)	Tax (expense) benefit

Total reclassifications out of AOCI	$—	$1,830	$1

Note 24:	Regulatory Matters
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

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015
and certain off-balance-sheet items as calculated under U.S. GAAP, regulatory reporting practices, and regulatory capital standards.  The Company's and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
Quantitative measures established by regulatory reporting standards to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below as of December 31, 2017) of Total and Tier I Capital (as defined) to risk-weighted assets (as defined), of Tier I Capital (as defined) to adjusted tangible assets (as defined) and of Common Equity Tier 1 Capital (as defined) to risk-weighted assets (as defined).  Management believes, as of December 31, 2017, that the Bank met all capital adequacy requirements to which it was then subject.
As of December 31, 2017, the most recent notification from the Bank's regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized as of December 31, 2017, the Bank must have maintained minimum Total capital, Tier I capital, Tier 1 Leverage capital and Common Equity Tier 1 capital ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the Bank's category.
The Company and the Bank are subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval.  At December 31, 2017 and 2016, the Company and the Bank exceeded their minimum capital requirements then in effect.  The entities may not pay dividends which would reduce capital below the minimum requirements shown above. In addition to the minimum capital ratios, the new capital rules include a capital conservation buffer, under which a banking organization must have CET1 more than 2.5% above each of its minimum risk-based capital ratios in order to avoid restrictions on paying dividends, repurchasing shares, and paying certain discretionary bonuses.  The net unrealized gain or loss on available-for-sale securities is not included in computing regulatory capital.
The Company's and the Bank's actual capital amounts and ratios are presented in the following table.  No amount was deducted from capital for interest-rate risk.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015
						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(Dollars In Thousands)
As of December 31, 2017
Total capital
Great Southern Bancorp, Inc.	$597,177	14.1%	$	≥ 339,649	≥ 8.0%		N/A	N/A
Great Southern Bank	$558,668	13.2%	$	≥ 339,575	≥ 8.0%	$	≥ 424,468	≥ 10.0%

Tier I capital
Great Southern Bancorp, Inc.	$485,685	11.4%	$	≥ 254,737	≥ 6.0%		N/A	N/A
Great Southern Bank	$522,176	12.3%	$	≥ 254,681	≥ 6.0%	$	≥ 339,575	≥ 8.0%

Tier I leverage capital
Great Southern Bancorp, Inc.	$485,685	10.9%	$	≥ 177,881	≥ 4.0%		N/A	N/A
Great Southern Bank	$522,176	11.7%	$	≥ 177,844	≥ 4.0%	$	≥ 222,305	≥ 5.0%

Common equity Tier I capital
Great Southern Bancorp, Inc.	$460,661	10.9%	$	≥ 191,053	≥ 4.5%		N/A	N/A
Great Southern Bank	$522,152	12.3%	$	≥ 191,011	≥ 4.5%	$	≥ 275,904	≥ 6.5%

As of December 31, 2016
Total capital
Great Southern Bancorp, Inc.	$556,106	13.6%	$	≥ 327,610	≥ 8.0%		N/A	N/A
Great Southern Bank	$520,989	12.7%	$	≥ 327,505	≥ 8.0%	$	≥ 409,382	≥ 10.0%

Tier I capital
Great Southern Bancorp, Inc.	$443,706	10.8%	$	≥ 245,707	≥ 6.0%		N/A	N/A
Great Southern Bank	$483,589	11.8%	$	≥ 245,629	≥ 6.0%	$	≥ 327,505	≥ 8.0%

Tier I leverage capital
Great Southern Bancorp, Inc.	$443,706	9.9%	$	≥ 178,693	≥ 4.0%		N/A	N/A
Great Southern Bank	$483,589	10.8%	$	≥ 178,643	≥ 4.0%	$	≥ 223,304	≥ 5.0%

Common equity Tier I capital
Great Southern Bancorp, Inc.	$418,687	10.2%	$	≥ 184,280	≥ 4.5%		N/A	N/A
Great Southern Bank	$483,569	11.8%	$	≥ 184,222	≥ 4.5%	$	≥ 266,098	≥ 6.5%

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015

Note 25:	Litigation Matters
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
On November 22, 2010, a suit was filed against the Bank in the Circuit Court of Greene County, Missouri by a customer alleging that the fees associated with the Bank's automated overdraft program in connection with its debit cards and ATM cards constitute unlawful interest in violation of Missouri's usury laws.  The Court certified a class of Bank customers who paid overdraft fees on their checking accounts pursuant to the Bank's automated overdraft program.  On October 5, 2017, relying on a Missouri Court of Appeals decision addressing similar claims, the Court granted the Bank's motion for summary judgment and entered judgment in the Bank's favor on all of plaintiff's claims.  The time for plaintiff to seek appellate review expired on November 14, 2017, with no further action taken by plaintiff.

Note 26:	Summary of Unaudited Quarterly Operating Results
Following is a summary of unaudited quarterly operating results for the years 2017, 2016 and 2015:
	2017
	Three Months Ended
	March 31	June 30	September 30	December 31
	(In Thousands, Except Per Share Data)

Interest income	$45,413	$44,744	$46,368	$46,536
Interest expense	6,712	6,843	7,087	7,263
Provision for loan losses	2,250	1,950	2,950	1,950
Net realized gains (losses) and impairment
on available-for-sale securities	—	—	—	—
Noninterest income	7,698	15,800	7,655	7,374
Noninterest expense	28,573	28,371	28,034	29,283
Provision (credit) for income taxes	4,058	7,204	4,289	3,207
Net income	11,518	16,176	11,663	12,207
Net income available to common
shareholders	11,518	16,176	11,663	12,207
Earnings per common share – diluted	0.81	1.14	0.82	0.86

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015

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
December 31, 2017, 2016 and 2015

Note 27:	Condensed Parent Company Statements
The condensed statements of financial condition at December 31, 2017 and 2016, and statements of income, comprehensive income and cash flows for the years ended December 31, 2017, 2016 and 2015, for the parent company, Great Southern Bancorp, Inc., were as follows:
	December 31,
	2017	2016
	(In Thousands)

Statements of Financial Condition

Assets
Cash	$41,977	$37,716
Investment in subsidiary bank	533,153	494,947
Deferred and accrued income taxes	133	89
Prepaid expenses and other assets	903	1,214

	$576,166	$533,966

Liabilities and Stockholders' Equity
Accounts payable and accrued expenses	$5,042	$4,849
Subordinated debentures issued to capital trust	25,774	25,774
Subordinated notes	73,688	73,537
Common stock	141	140
Additional paid-in capital	28,203	25,942
Retained earnings	442,077	402,166
Accumulated other comprehensive income	1,241	1,558

	$576,166	$533,966

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015

	2017	2016	2015
	(In Thousands)
Statements of Income
Income
Dividends from subsidiary bank	$17,500	$12,000	$27,000
Interest and dividend income	48	—	5
Gain on redemption of trust preferred securities and sale of non-marketable securities	—	2,735	1,416
Other income (loss)	—	2	(7)

	17,548	14,737	28,414

Expense
Operating expenses	1,330	1,322	1,139
Interest expense	5,047	2,381	714

	6,377	3,703	1,853

Income before income tax and
equity in undistributed earnings
of subsidiaries	11,171	11,034	26,561
Credit for income taxes	(1,709)	(241)	(91)

Income before equity in earnings
of subsidiaries	12,880	11,275	26,652

Equity in undistributed earnings of
subsidiaries	38,684	34,067	19,850

Net income	$51,564	$45,342	$46,502

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015

	2017	2016	2015
	(In Thousands)
Statements of Cash Flows
Operating Activities
Net income	$51,564	$45,342	$46,502
Items not requiring (providing) cash
Equity in undistributed earnings of subsidiary	(38,684)	(34,067)	(19,850)
Compensation expense for stock option grants	564	483	382
Net realized gains on redemption of trust preferred securities	—	—	(1,115)
Net realized gains on sales of non-marketable securities	—	—	(301)
Net realized gains on sales of available-for-sale securities	—	(2,735)	—
Amortization of interest rate derivative and deferred costs on subordinated notes	441	289	204
Changes in
Prepaid expenses and other assets	132	175	(27)
Accounts payable and accrued expenses	(115)	1,495	63
Income taxes	6	(206)	55
Net cash provided by operating activities	13,908	10,776	25,913

Investing Activities
Proceeds from sales of available-for-sale securities	—	3,583	—
Investment in subsidiary	—	(60,000)	—
(Investment)/Return of principal - other investments	—	(2)	16
Net cash provided by (used in) investing
activities	—	(56,419)	16

Financing Activities
Proceeds from issuance of subordinated notes	—	73,472	—
Redemption of preferred stock	—	—	(57,943)
Redemption of trust preferred securities	—	—	(3,885)
Purchases of the Company's common stock	—	—	—
Dividends paid	(12,894)	(12,232)	(12,290)
Stock options exercised	3,247	2,110	3,362
Net cash provided by (used in) financing activities	(9,647)	63,350	(70,756)

Increase (Decrease) in Cash	4,261	17,707	(44,827)

Cash, Beginning of Year	37,716	20,009	64,836

Cash, End of Year	$41,977	$37,716	$20,009

Additional Cash Payment Information
Interest paid	$5,059	$846	$730

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015

	2017	2016	2015
	(In Thousands)
Statements of Comprehensive Income

Net Income	$51,564	$45,342	$46,502

Unrealized appreciation on available-for-sale securities, net of taxes (credit) of $0, $(90) and $273, for 2017, 2016 and 2015, respectively	—	(158)	400

Reclassification adjustment for gains included in net income, net of (taxes) credit of $0, $(993) and $0, for 2017, 2016 and 2015, respectively	—	(1,742)	—

Change in fair value of cash flow hedge, net of taxes (credit) of $93, $50 and $(34),
for 2017, 2016 and 2015, respectively	161	87	(50)

Comprehensive income (loss) of subsidiaries	(478)	(2,293)	(1,722)

Comprehensive Income	$51,247	$41,236	$45,130

Note 28:	Preferred Stock
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

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015

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
December 31, 2017, 2016 and 2015

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

We maintain a system of disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act (the "Exchange Act")) that is designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate. An evaluation of our disclosure controls and procedures was carried out as of December 31, 2017, under the supervision and with the participation of our principal executive officer, principal financial officer and several other members of our senior management. Our principal executive officer and principal financial officer concluded that, as of December 31, 2017, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the principal executive officer and principal financial officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The annual report of management on the effectiveness of internal control over financial reporting and the attestation report thereon issued by our independent registered public accounting firm are set forth below under "Management's Report on Internal Control Over Financial Reporting" and "Report of the Independent Registered Public Accounting Firm."

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2016, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).  Based on that assessment, management concluded that, as of December 31, 2017, the Company's internal control over financial reporting was effective.

The Company's internal control over financial reporting as of December 31, 2017, has been audited by BKD, LLP, an independent registered public accounting firm. Their attestation report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2017 is set forth below.

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
Great Southern Bancorp, Inc.
Springfield, Missouri

Opinion on the Internal Control over Financial Reporting

We have audited Great Southern Bancorp, Inc.'s (the "Company") internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework:  (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework:  (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated financial statements of the Company and our report dated March 6, 2018, expressed an unqualified opinion thereon.

Basis for Opinion

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

We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definitions and Limitations of Internal Control over Financial Reporting

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

/s/ BKD, LLP

Springfield, Missouri
March 6, 2018

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers. The information concerning our directors and executive officers and corporate governance matters required by this item is incorporated herein by reference from our definitive proxy statement for our 2018 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

Section 16(a) Beneficial Ownership Reporting Compliance. The information concerning compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 by our directors, officers and ten percent stockholders required by this item is incorporated herein by reference from our definitive proxy statement for our 2018 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

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

The information concerning compensation and other matters required by this item is incorporated herein by reference from our definitive proxy statement for our 2018 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information concerning security ownership of certain beneficial owners and management required by this item is incorporated herein by reference from our definitive proxy statement for our 2018 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

The following table sets forth information as of December 31, 2017 with respect to compensation plans under which shares of our common stock may be issued:

Equity Compensation Plan Information
Plan Category	Number of Shares to be issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in the First Column)
Equity compensation plans approved by stockholders	682,799	$38.860	77,512(1)
Equity compensation plans not approved by stockholders	N/A	N/A	N/A
Total	682,799	$38.860	77,512
 _________________________
 (1)  Under the Company's 2013 Equity Incentive Plan, up to 100,000 of such shares could be issued to plan participants as restricted stock.  There have been no grants of restricted stock to plan participants.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information concerning certain relationships and related transactions and director independence required by this item is incorporated herein by reference from our definitive proxy statement for our 2018 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information concerning principal accounting fees and services is incorporated herein by reference from our definitive proxy statement for our 2018 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the end of our fiscal year.

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

	(2)	Plan of acquisition, reorganization, arrangement, liquidation, or succession

(i)
The Purchase and Assumption Agreement, dated as of March 20, 2009, among Federal Deposit Insurance Corporation, Receiver of TeamBank, N.A., Paola, Kansas, Federal Deposit Insurance Corporation and Great Southern Bank, previously filed with the Commission (File no. 000-18082) as Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on March 26, 2009 is incorporated herein by reference as Exhibit 2(i).

(ii)
The Purchase and Assumption Agreement, dated as of September 4, 2009, among Federal Deposit Insurance Corporation, Receiver of Vantus Bank, Sioux City, Iowa, Federal Deposit Insurance Corporation and Great Southern Bank, previously filed with the Commission (File no. 000-18082) as Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on September 11, 2009 is incorporated herein by reference as Exhibit 2(ii).

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

Attached as Exhibit 32.

(101)
Attached as Exhibit 101 are the following financial statements from the Great Southern Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 2017, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated statements of financial condition, (ii) consolidated statements of income, (iii) consolidated statements of cash flows and (iv) the notes to consolidated financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT SOUTHERN BANCORP, INC.
Date: March 6, 2018	By:	/s/ Joseph W. Turner Joseph W. Turner President, Chief Executive Officer and Director ( Duly Authorized Representative )

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

Signature	Capacity in Which Signed	Date

/s/ Joseph W. Turner Joseph W. Turner	President, Chief Executive Officer and Director (Principal Executive Officer)	March 6, 2018

/s/ William V. Turner William V. Turner	Chairman of the Board	March 6, 2018

/s/ Rex A. Copeland Rex A. Copeland	Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 6, 2018

/s/ Kevin R. Ausburn Kevin R. Ausburn	Director	March 6, 2018

/s/ Julie T. Brown Julie T. Brown	Director	March 6, 2018

/s/ Thomas J. Carlson Thomas J. Carlson	Director	March 6, 2018

/s/ Larry D. Frazier Larry D. Frazier	Director	March 6, 2018

/s/ Debra M. Hart Debra M. Hart	Director	March 6, 2018

/s/ Douglas M. Pitt Douglas M. Pitt	Director	March 6, 2018

/s/ Earl A. Steinert, Jr. Earl A. Steinert, Jr.	Director	March 6, 2018