Form 10-Q
period 2018-03-31
GREAT SOUTHERN BANCORP, INC.
filed 2018-05-04
CIK 854560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES ACT OF 1934

For the Quarterly Period Ended March 31, 2018

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
Yes /  /   No /X/

The number of shares outstanding of each of the registrant's classes of common stock: 14,120,117 shares of common stock, par value $.01, outstanding at May 3, 2018.

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except number of shares)

	MARCH 31,	DECEMBER 31,
	2018	2017
	(Unaudited)

ASSETS
Cash	$99,443	$115,600
Interest-bearing deposits in other financial institutions	120,539	126,653
Cash and cash equivalents	219,982	242,253
Available-for-sale securities	171,621	179,179
Held-to-maturity securities (fair value $130 – March 2018; $131 - December 2017)	130	130
Mortgage loans held for sale	5,058	8,203
Loans receivable, net of allowance for loan losses of $36,310 – March 2018; $36,492 - December 2017	3,761,714	3,726,302
Interest receivable	12,144	12,338
Prepaid expenses and other assets	38,691	47,122
Other real estate owned and repossessions, net	22,982	22,002
Premises and equipment, net	140,035	138,018
Goodwill and other intangible assets	10,438	10,850
Investment in Federal Home Loan Bank stock	10,678	11,182
Current and deferred income taxes	17,966	16,942
Total Assets	$4,411,439	$4,414,521

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$3,562,177	$3,597,144
Federal Home Loan Bank advances	134,000	127,500
Securities sold under reverse repurchase agreements with customers	110,082	80,531
Short-term borrowings	1,392	16,604
Subordinated debentures issued to capital trusts	25,774	25,774
Subordinated notes	73,728	73,688
Accrued interest payable	2,000	2,904
Advances from borrowers for taxes and insurance	7,055	5,319
Accounts payable and accrued expenses	15,231	13,395
Total Liabilities	3,931,439	3,942,859
Stockholders' Equity:
Capital stock
Serial preferred stock – $.01 par value; authorized 1,000,000 shares; issued and outstanding March 2018 and December 2017 - -0- shares	—	—
Common stock, $.01 par value; authorized 20,000,000 shares; issued and outstanding March 2018 –14,111,142 shares; December 2017 - 14,087,533 shares	141	141
Additional paid-in capital	28,624	28,203
Retained earnings	451,603	442,077
Accumulated other comprehensive income (loss)	(368)	1,241
Total Stockholders' Equity	480,000	471,662
Total Liabilities and Stockholders' Equity	$4,411,439	$4,414,521

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
	THREE MONTHS ENDED MARCH 31,
	2018	2017
	(Unaudited)

INTEREST INCOME
Loans	$45,165	$43,744
Investment securities and other	1,717	1,669
TOTAL INTEREST INCOME	46,882	45,413

INTEREST EXPENSE
Deposits	5,584	4,964
Federal Home Loan Bank advances	605	255
Short-term borrowings and repurchase agreements	28	226
Subordinated debentures issued to capital trusts	202	242
Subordinated notes	1,025	1,025
TOTAL INTEREST EXPENSE	7,444	6,712
NET INTEREST INCOME	39,438	38,701
Provision for Loan Losses	1,950	2,250
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	37,488	36,451

NON-INTEREST INCOME
Commissions	248	266
Service charges and ATM fees	5,244	5,268
Net realized gains on sales of loans	462	872
Late charges and fees on loans	389	878
Gain on derivative interest rate products	37	7
Amortization of income/(expense) related to business acquisitions	—	(489)
Other income	555	896
TOTAL NON-INTEREST INCOME	6,935	7,698

NON-INTEREST EXPENSE
Salaries and employee benefits	14,623	15,333
Net occupancy and equipment expense	6,384	6,316
Postage	866	933
Insurance	670	798
Advertising	671	413
Office supplies and printing	233	697
Telephone	719	810
Legal, audit and other professional fees	809	320
Expense on other real estate owned and repossessions	1,141	575
Partnership tax credit investment amortization	302	278
Acquired deposit intangible asset amortization	412	412
Other operating expenses	1,482	1,688
TOTAL NON-INTEREST EXPENSE	28,312	28,573

Income Before Income Taxes	16,111	15,576
Provision for Income Taxes	2,645	4,058
Net income available to common stockholders	$13,466	$11,518

Basic Earnings Per Common Share	$0.95	$0.82
Diluted Earnings Per Common Share	$0.95	$0.81
Dividends Declared Per Common Share	$0.28	$0.22

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	THREE MONTHS ENDED MARCH 31,
	2018	2017
	(Unaudited)

Net Income	$13,466	$11,518

Unrealized appreciation (depreciation) on available-for-sale securities, net of taxes (credit) of $(541) and $238, for 2018 and 2017, respectively	(1,881)	417

Change in fair value of cash flow hedge, net of taxes of $-0- and $29, for 2018 and 2017, respectively	—	51

Comprehensive Income	$11,585	$11,986

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	THREE MONTHS ENDED MARCH 31,
	2018	2017
	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$13,466	$11,518
Proceeds from sales of loans held for sale	22,807	23,848
Originations of loans held for sale	(18,926)	(27,567)
Items not requiring (providing) cash:
Depreciation	2,226	2,352
Amortization	754	728
Compensation expense for stock option grants	177	137
Provision for loan losses	1,950	2,250
Net gains on loan sales	(462)	(872)
Net losses on sale of premises and equipment	38	8
Net (gain) loss on sale/write-down of other real estate owned	389	(242)
Accretion of deferred income, premiums, discounts and other	(707)	(647)
Gain on derivative interest rate products	(37)	(7)
Deferred income taxes	(6,355)	(1,487)
Changes in:
Interest receivable	194	843
Prepaid expenses and other assets	8,195	(919)
Accrued expenses and other liabilities	333	(809)
Income taxes refundable/payable	5,873	3,866
Net cash provided by operating activities	29,915	13,000
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans	(29,488)	79,740
Purchase of loans	(13,000)	(41,035)
Cash received from FDIC loss sharing reimbursements	—	1,315
Purchase of premises and equipment	(4,292)	(1,710)
Proceeds from sale of premises and equipment	11	67
Proceeds from sale of other real estate owned and repossessions	4,320	9,230
Capitalized costs on other real estate owned	—	(117)
Proceeds from maturities and calls of available-for-sale securities	2,030	5,345
Principal reductions on mortgage-backed securities	4,810	5,257
Purchase of available-for-sale securities	(1,859)	—
Redemption of Federal Home Loan Bank stock	504	6,294
Net cash provided by (used in) investing activities	(36,964)	64,386
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in certificates of deposit	(70,680)	(19,265)
Net increase in checking and savings deposits	35,737	30,758
Proceeds from Federal Home Loan Bank advances	604,500	—
Repayments of Federal Home Loan Bank advances	(598,000)	(19)
Net increase (decrease) in short-term borrowings	14,339	(140,280)
Advances from borrowers for taxes and insurance	1,736	1,788
Dividends paid	(3,381)	(3,073)
Stock options exercised	527	1,005
Net cash used in financing activities	(15,222)	(129,086)
DECREASE IN CASH AND CASH EQUIVALENTS	(22,271)	(51,700)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	242,253	279,769
CASH AND CASH EQUIVALENTS, END OF PERIOD	$219,982	$228,069

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Great Southern Bancorp, Inc. (the "Company" or "Great Southern") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The financial statements presented herein reflect all adjustments which are, in the opinion of management, necessary to fairly present the financial condition, results of operations and cash flows of the Company as of the dates and for the periods presented. Those adjustments consist only of normal recurring adjustments. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the full year. The consolidated statement of financial condition of the Company as of December 31, 2017, has been derived from the audited consolidated statement of financial condition of the Company as of that date.  Certain prior period amounts have been reclassified to conform to the current period presentation.  These reclassifications had no effect on net income.

Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for 2017 filed with the Securities and Exchange Commission.

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

Under ASU 2014-09, for revenue not associated with financial instruments, we apply the following steps when recognizing revenue from contracts with customers: (i) identify the contract, (ii) identify the performance obligations, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations and (v) recognize revenue when performance obligation is satisfied. Our contracts with customers are generally short term in nature, typically due within one year or less or cancellable by us or our customer upon a short notice period. Performance obligations for our customer contracts are generally satisfied at a single point in time, typically when the transaction is complete, or over time. For performance obligations satisfied over time, we primarily use the output method, directly measuring the value of the products/services transferred to the customer, to determine when performance obligations have been satisfied. We typically receive payment from customers and recognize revenue concurrent with the satisfaction of our performance obligations. In most cases, this occurs within a single financial reporting period. For payments received in advance of the satisfaction of performance obligations, revenue recognition is deferred until such time the performance obligations have been satisfied. In cases where we have not received payment despite satisfaction of our performance obligations, we accrue an estimate of the amount due in the period our performance obligations have been satisfied. For contracts with variable components, only amounts for which collection is probable are accrued. We generally act in a principal capacity, on our own behalf, in most of our contracts with customers. In such transactions, we recognize revenue and the related costs to provide our services on a gross basis in our financial statements. In some cases, we act in an agent capacity, deriving revenue through assisting other entities in transactions with our customers. In such transactions, we recognize revenue and the related costs to provide our services on a net basis in our financial statements. These transactions primarily relate to fees derived from our customers' use of various interchange and ATM/debit card networks.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Topic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.  The Update requires investments in equity securities, except for those under the equity method of accounting, to be measured at fair value with changes in fair value recognized through net income.  The update enhances the reporting model for financial instruments to provide users of financial statements with more decision-useful information by updating certain aspects of recognition, measurement, presentation and disclosure of financial instruments. Among other changes, the update requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes.  The Update also clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities.  The Update was effective for the Company on January 1, 2018 and did not have a material impact on the Company's consolidated statements of financial condition or our consolidated statements of income.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842).  The amendments in this Update revise the accounting related to lessee accounting.  Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases.  The Update is effective for the Company beginning in the first quarter of 2019, with early adoption permitted.  Adoption of the standard requires the use of a modified retrospective transition approach for all periods presented at the time of adoption.  Based on the Company's leases outstanding at March 31, 2018, which total less than 20 leased properties, we do not expect the new standard to have a material impact on our consolidated statements of financial condition or our consolidated statements of income, although an increase to assets and liabilities will occur at the time of adoption.  The Company's new leases and lease modifications and renewals prior to the implementation date could impact the level of materiality.

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

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (Topic 220). The amendment allows an entity to elect to reclassify the stranded tax effects resulting from the change in income tax rate from H.R.1, originally known as the "Tax Cuts and Jobs Act," from accumulated other comprehensive income to retained earnings.  The amendments in this update are effective for periods beginning after December 15, 2018.  Early adoption is permitted.  The Company chose to early adopt ASU 2018-02 effective January 1, 2018.  The stranded tax amount related to unrealized gains and losses on available for sale securities, which was reclassified from accumulated other comprehensive income to retained earnings at the time of adoption, was $272,000.  There were no other income tax effects related to the application of the Act to be reclassified from AOCI to retained earnings.

NOTE 4: EARNINGS PER SHARE

	Three Months Ended March 31,
	2018	2017
	(In Thousands, Except Per Share Data)

Basic:
Average shares outstanding	14,101	13,994
Net income available to common stockholders	$13,466	$11,518
Per common share amount	$0.95	$0.82

Diluted:
Average shares outstanding	14,101	13,994
Net effect of dilutive stock options – based on the treasury
stock method using average market price	131	171
Diluted shares	14,232	14,165
Net income available to common stockholders	$13,466	$11,518
Per common share amount	$0.95	$0.81

Options outstanding at March 31, 2018 and 2017, to purchase 252,911 and 120,250 shares of common stock, respectively, were not included in the computation of diluted earnings per common share for each of the three month periods because the exercise prices of such options were greater than the average market prices of the common stock for the three months ended March 31, 2018 and 2017, respectively.

NOTE 5: INVESTMENT SECURITIES

	March 31, 2018
		Gross	Gross		Tax
	Amortized	Unrealized	Unrealized	Fair	Equivalent
	Cost	Gains	Losses	Value	Yield
	(In Thousands)

AVAILABLE-FOR-SALE SECURITIES:
Mortgage-backed securities	$120,163	$769	$3,134	$117,798	2.30%
States and political subdivisions	51,932	1,898	7	53,823	4.81
	$172,095	$2,667	$3,141	$171,621	3.06%

HELD-TO-MATURITY SECURITIES:
States and political subdivisions	$130	$—	$—	$130	6.14%

	December 31, 2017
		Gross	Gross		Tax
	Amortized	Unrealized	Unrealized	Fair	Equivalent
	Cost	Gains	Losses	Value	Yield
	(In Thousands)

AVAILABLE-FOR-SALE SECURITIES:
Mortgage-backed securities	$123,300	$871	$1,638	$122,533	2.19%
States and political subdivisions	53,930	2,716	—	56,646	4.72
	$177,230	$3,587	$1,638	$179,179	2.96%

HELD-TO-MATURITY SECURITIES:
States and political subdivisions	$130	$1	$—	$131	6.14%

The amortized cost and fair value of available-for-sale securities at March 31, 2018, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In Thousands)

One year or less	$—	$—
After one through five years	822	896
After five through ten years	9,052	9,266
After ten years	42,058	43,661
Securities not due on a single maturity date	120,163	117,798

	$172,095	$171,621

The held-to-maturity securities at March 31, 2018, by contractual maturity, are shown below.

	Amortized	Fair
	Cost	Value
	(In Thousands)

One year or less	$130	$130

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at March 31, 2018 and December 31, 2017, was approximately $87.6 million and $89.7 million, respectively, which is approximately 51.0% and 50.0% of the Company's available-for-sale and held-to-maturity investment portfolio, respectively.

Based on an evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these debt securities are temporary.

The following table shows the Company's gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2018 and December 31, 2017:

	March 31, 2018
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)

Mortgage-backed securities	$32,040	$(894)	$53,238	$(2,240)	$85,278	$(3,134)
State and political
subdivisions	2,284	(7)	—	—	2,284	(7)
	$34,324	$(901)	$53,238	$(2,240)	$87,562	$(3,141)

	December 31, 2017
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)

Mortgage-backed securities	$33,862	$(384)	$55,845	$(1,254)	$89,707	$(1,638)
State and political
subdivisions	—	—	—	—	—	—
	$33,862	$(384)	$55,845	$(1,254)	$89,707	$(1,638)

There were no sales of available-for-sale securities during the three months ended March 31, 2018 and March 31, 2017, respectively.  Gains and losses on sales of securities are determined on the specific-identification method.

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

The Company routinely conducts periodic reviews to identify and evaluate each investment security to determine whether an other-than-temporary impairment has occurred.  The Company considers the length of time a security has been in an unrealized loss position, the relative amount of the unrealized loss compared to the carrying value of the security, the type of security and other factors.  If certain criteria are met, the Company performs additional review and evaluation using observable market values or various inputs in economic models to determine if an unrealized loss is other-than-temporary.  The Company uses quoted market prices for marketable equity securities and uses broker pricing quotes based on observable inputs for equity investments that are not traded on a stock exchange.  For non-agency collateralized mortgage obligations, to determine if the unrealized loss is other than temporary, the Company projects total estimated defaults of the underlying assets (mortgages) and multiplies that calculated amount by an estimate of realizable value upon sale in the marketplace (severity) in order to determine the projected collateral loss.  The Company also evaluates any current credit enhancement underlying these securities to determine the impact on cash flows.  If the Company determines that a given security position will be subject to a write-down or loss, the Company records the expected credit loss as a charge to earnings.

During the three months ended March 31, 2018 and 2017, respectively, no securities were determined to have impairment that had become other-than-temporary.

Credit Losses Recognized on Investments.  During the three months ended March 31, 2018 and 2017, respectively, there were nodebt securities that experienced fair value deterioration due to credit losses, or due to other market factors, that are not otherwise other-than-temporarily impaired.

Amounts Reclassified Out of Accumulated Other Comprehensive Income.  During the three months ended March 31, 2018 and 2017, there were no amounts reclassified from accumulated other comprehensive income.

NOTE 6: LOANS AND ALLOWANCE FOR LOAN LOSSES

Classes of loans at March 31, 2018 and December 31, 2017 were as follows:

	March 31,	December 31,
	2018	2017
	(In Thousands)

One- to four-family residential construction	$24,621	$20,793
Subdivision construction	16,067	18,062
Land development	45,940	43,971
Commercial construction	1,126,007	1,068,352
Owner occupied one- to four-family residential	202,075	190,515
Non-owner occupied one- to four-family residential	117,574	119,468
Commercial real estate	1,293,126	1,235,329
Other residential	736,679	745,645
Commercial business	351,889	353,351
Industrial revenue bonds	21,031	21,859
Consumer auto	323,152	357,142
Consumer other	60,561	63,368
Home equity lines of credit	114,842	115,439
Loans acquired and accounted for under ASC 310-30, net of discounts	197,506	209,669
	4,631,070	4,562,963
Undisbursed portion of loans in process	(826,307)	(793,669)
Allowance for loan losses	(36,310)	(36,492)
Deferred loan fees and gains, net	(6,739)	(6,500)
	$3,761,714	$3,726,302

Weighted average interest rate	4.86%	4.74%

Classes of loans by aging were as follows:

	March 31, 2018
							Total Loans
						Total	> 90 Days
	30-59 Days	60-89 Days	Over	Total		Loans	Past Due and
	Past Due	Past Due	90 Days	Past Due	Current	Receivable	Still Accruing
	(In Thousands)

One- to four-family
residential construction	$684	$—	$—	$684	$23,937	$24,621	$—
Subdivision construction	146	—	96	242	15,825	16,067	—
Land development	19	113	—	132	45,808	45,940	—
Commercial construction	—	—	—	—	1,126,007	1,126,007	—
Owner occupied one- to four-
family residential	2,052	12	804	2,868	199,207	202,075	—
Non-owner occupied one- to
four-family residential	298	2,110	1,980	4,388	113,186	117,574	—
Commercial real estate	3,460	567	360	4,387	1,288,739	1,293,126	—
Other residential	412	—	—	412	736,267	736,679	—
Commercial business	800	612	3,260	4,672	347,217	351,889	—
Industrial revenue bonds	—	—	—	—	21,031	21,031	—
Consumer auto	2,674	535	1,950	5,159	317,993	323,152	—
Consumer other	619	131	541	1,291	59,270	60,561	—
Home equity lines of credit	145	76	345	566	114,276	114,842	—
Loans acquired and
accounted for under
ASC 310-30, net of
discounts	3,514	612	8,859	12,985	184,521	197,506	—
	14,823	4,768	18,195	37,786	4,593,284	4,631,070	—
Less loans acquired and accounted for under
ASC 310-30, net	3,514	612	8,859	12,985	184,521	197,506	—

Total	$11,309	$4,156	$9,336	$24,801	$4,408,763	$4,433,564	$—

	December 31, 2017
							Total Loans
						Total	> 90 Days
	30-59 Days	60-89 Days	Over	Total		Loans	Past Due and
	Past Due	Past Due	90 Days	Past Due	Current	Receivable	Still Accruing
	(In Thousands)

One- to four-family
residential construction	$250	$—	$—	$250	$20,543	$20,793	$—
Subdivision construction	—	—	98	98	17,964	18,062	—
Land development	54	37	—	91	43,880	43,971	—
Commercial construction	—	—	—	—	1,068,352	1,068,352	—
Owner occupied one- to four-
family residential	1,927	71	904	2,902	187,613	190,515	—
Non-owner occupied one- to
four-family residential	947	190	1,816	2,953	116,515	119,468	58
Commercial real estate	8,346	993	1,226	10,565	1,224,764	1,235,329	—
Other residential	540	353	1,877	2,770	742,875	745,645	—
Commercial business	2,623	1,282	2,063	5,968	347,383	353,351	—
Industrial revenue bonds	—	—	—	—	21,859	21,859	—
Consumer auto	5,196	1,230	2,284	8,710	348,432	357,142	12
Consumer other	464	64	557	1,085	62,283	63,368	—
Home equity lines of credit	58	—	430	488	114,951	115,439	26
Loans acquired and
accounted for under ASC 310-30, net of
discounts	4,449	1,951	10,675	17,075	192,594	209,669	272
	24,854	6,171	21,930	52,955	4,510,008	4,562,963	368
Less loans acquired and accounted for under ASC 310-30, net	4,449	1,951	10,675	17,075	192,594	209,669	272

Total	$20,405	$4,220	$11,255	$35,880	$4,317,414	$4,353,294	$96

Nonaccruing loans (excluding FDIC-assisted acquired loans, net of discount) are summarized as follows:

	March 31,	December 31,
	2018	2017
	(In Thousands)

One- to four-family residential construction	$—	$—
Subdivision construction	96	98
Land development	—	—
Commercial construction	—	—
Owner occupied one- to four-family residential	804	904
Non-owner occupied one- to four-family residential	1,980	1,758
Commercial real estate	360	1,226
Other residential	—	1,877
Commercial business	3,260	2,063
Industrial revenue bonds	—	—
Consumer auto	1,950	2,272
Consumer other	541	557
Home equity lines of credit	345	404

Total	$9,336	$11,159

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2018.  Also presented are the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of March 31, 2018:

	One- to Four-
	Family
	Residential and	Other	Commercial	Commercial	Commercial
	Construction	Residential	Real Estate	Construction	Business	Consumer	Total
	(In Thousands)

Allowance for loan losses
Balance January 1, 2018	$2,108	$2,839	$18,639	$1,767	$3,581	$7,558	$36,492
Provision (benefit) charged to expense	424	605	(486)	362	482	563	1,950
Losses charged off	(14)	(256)	(102)	(37)	(409)	(2,822)	(3,640)
Recoveries	84	24	11	96	41	1,252	1,508
Balance March 31, 2018	$2,602	$3,212	$18,062	$2,188	$3,695	$6,551	$36,310

Ending balance:
Individually evaluated for
impairment	$775	$—	$224	$—	$2,176	$666	$3,841
Collectively evaluated for
impairment	$1,795	$3,186	$17,681	$2,098	$1,498	$5,839	$32,097
Loans acquired and
accounted for under ASC
310-30	$32	$26	$157	$90	$21	$46	$372

Loans
Individually evaluated for
impairment	$7,024	$1,025	$6,987	$15	$4,187	$3,928	$23,166
Collectively evaluated for
impairment	$353,313	$735,654	$1,286,139	$1,171,932	$368,733	$494,627	$4,410,398
Loans acquired and
accounted for under ASC
310-30	$113,045	$14,320	$37,654	$3,740	$4,472	$24,275	$197,506

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2017:

	One- to Four-
	Family
	Residential and	Other	Commercial	Commercial	Commercial
	Construction	Residential	Real Estate	Construction	Business	Consumer	Total
	(In Thousands)

Allowance for loan losses
Balance January 1, 2017	$2,322	$5,486	$15,938	$2,284	$3,015	$8,355	$37,400
Provision (benefit) charged to expense	549	(1,751)	(476)	501	1,885	1,542	2,250
Losses charged off	(35)	—	(1)	(295)	(275)	(3,403)	(4,009)
Recoveries	21	55	26	7	46	1,197	1,352
Balance March 31, 2017	$2,857	$3,790	$15,487	$2,497	$4,671	$7,691	$36,993

The following table presents the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of December 31, 2017:

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

Impaired loans (excluding FDIC-assisted loans, net of discount), are summarized as follows:

	At or for the Three Months Ended March 31, 2018
				Average
		Unpaid		Investment in	Interest
	Recorded	Principal	Specific	Impaired	Income
	Balance	Balance	Allowance	Loans	Recognized
	(In Thousands)

One- to four-family residential construction	$—	$—	$—	$—	$—
Subdivision construction	343	363	112	370	6
Land development	15	18	—	15	—
Commercial construction	—	—	—	—	—
Owner occupied one- to four- family residential	3,293	3,608	295	3,293	45
Non-owner occupied one- to four- family residential	3,389	3,680	368	3,438	54
Commercial real estate	6,987	7,137	224	7,266	78
Other residential	1,025	1,025	—	2,411	10
Commercial business	4,187	4,840	2,176	3,691	31
Industrial revenue bonds	—	—	—	—	—
Consumer auto	2,463	2,655	444	2,461	41
Consumer other	904	1,011	136	868	19
Home equity lines of credit	560	601	86	567	19

Total	$23,166	$24,938	$3,841	$24,380	$303

	At or for the Year Ended December 31, 2017
				Average
		Unpaid		Investment	Interest
	Recorded	Principal	Specific	in Impaired	Income
	Balance	Balance	Allowance	Loans	Recognized
	(In Thousands)

One- to four-family residential construction	$—	$—	$—	$193	$—
Subdivision construction	349	367	114	584	22
Land development	15	18	—	1,793	24
Commercial construction	—	—	—	—	—
Owner occupied one- to four-
family residential	3,405	3,723	331	3,405	166
Non-owner occupied one- to four-
family residential	3,196	3,465	68	2,419	165
Commercial real estate	8,315	8,490	599	9,075	567
Other residential	2,907	2,907	—	3,553	147
Commercial business	3,018	4,222	2,140	5,384	173
Industrial revenue bonds	—	—	—	—	—
Consumer auto	2,713	2,898	484	2,383	222
Consumer other	825	917	124	906	69
Home equity lines of credit	591	648	91	498	33

Total	$25,334	$27,655	$3,951	$30,193	$1,588

	At or for the Three Months Ended March 31, 2017
				Average
		Unpaid		Investment	Interest
	Recorded	Principal	Specific	in Impaired	Income
	Balance	Balance	Allowance	Loans	Recognized
	(In Thousands)

One- to four-family residential construction	$381	$381	$1	$391	$—
Subdivision construction	807	820	128	811	7
Land development	4,379	4,478	1,292	3,465	16
Commercial construction	—	—	—	—	—
Owner occupied one- to four- family residential	3,331	3,623	384	3,410	37
Non-owner occupied one- to four- family residential	2,010	2,277	55	1,933	22
Commercial real estate	8,676	9,803	523	11,329	58
Other residential	3,797	3,813	2	3,804	38
Commercial business	6,993	7,643	3,342	5,885	86
Industrial revenue bonds	—	—	—	—	—
Consumer auto	2,086	2,175	377	2,393	29
Consumer other	782	845	117	796	15
Home equity lines of credit	359	379	58	395	10

Total	$33,601	$36,237	$6,279	$34,612	$318

At March 31, 2018, $11.6 million of impaired loans had specific valuation allowances totaling $3.8 million.  At December 31, 2017, $12.7 million of impaired loans had specific valuation allowances totaling $4.0 million.

Included in certain loan categories in the impaired loans are troubled debt restructurings that were classified as impaired. Troubled debt restructurings are loans that are modified by granting concessions to borrowers experiencing financial difficulties.  These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.  The types of concessions made are factored into the estimation of the allowance for loan losses for troubled debt restructurings primarily using a discounted cash flow or collateral adequacy approach.

The following tables present newly restructured loans during the three months ended March 31, 2018 and 2017, respectively, by type of modification:

	Three Months Ended March 31, 2018
				Total
	Interest Only	Term	Combination	Modification
	(In Thousands)

Mortgage loans on real estate:
One- to four-family residential	$1,348	$—	$—	$1,348
Consumer	—	152	—	152

	$1,348	$152	$—	$1,500

	Three Months Ended March 31, 2017
				Total
	Interest Only	Term	Combination	Modification
	(In Thousands)

Commercial business	$—	$—	$274	$274

	$—	$—	$274	$274

At March 31, 2018, the Company had $13.9 million of loans that were modified in troubled debt restructurings and impaired, as follows:  $262,000 of construction and land development loans, $5.5 million of single family and multi-family residential mortgage loans, $6.5 million of commercial real estate loans, $851,000 of commercial business loans and $704,000 of consumer loans.  Of the total troubled debt restructurings at March 31, 2018, $12.1 million were accruing interest and $7.8 million were classified as substandard using the Company's internal grading system, which is described below.  The Company had no troubled debt restructurings which were modified in the previous 12 months and subsequently defaulted during the three months ended March 31, 2018.  When loans modified as troubled debt restructurings have subsequent payment defaults, the defaults are factored into the determination of the allowance for loan losses to ensure specific valuation allowances reflect amounts considered uncollectible.  At December 31, 2017, the Company had $15.0 million of loans that were modified in troubled debt restructurings and impaired, as follows:  $266,000 of construction and land development loans, $6.2 million of single family and multi-family residential mortgage loans, $7.1 million of commercial real estate loans, $867,000 of commercial business loans and $617,000 of consumer loans.  Of the total troubled debt restructurings at December 31, 2017, $12.3 million were accruing interest and $8.8 million were classified as substandard using the Company's internal grading system.

During the three months ended March 31, 2018, loans designated as troubled debt restructurings totaling $23,000, all of which were consumer loans, met the criteria for placement back on accrual status.  The criteria is generally a minimum of six months of consistent and timely payment performance under original or modified terms.  During the three months ended March 31, 2017, $234,000 of loans, all of which consisted of one- to four- family residential loans, designated as troubled debt restructurings met the criteria for placement back on accrual status.

The Company reviews the credit quality of its loan portfolio using an internal grading system that classifies loans as "Satisfactory," "Watch," "Special Mention," "Substandard" and "Doubtful."  Loans classified as watch are being monitored because of indications of potential weaknesses or deficiencies that may require future classification as special mention or substandard.  Special mention loans possess potential weaknesses that deserve management's close attention but do not expose the Bank to a degree of risk that warrants substandard classification.  Substandard loans are characterized by the distinct possibility that the Bank will sustain some loss if certain deficiencies are not corrected.  Doubtful loans are those having all the weaknesses inherent to those classified Substandard with the added characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.  Loans not meeting any of the criteria previously described are considered satisfactory.  The FDIC-assisted acquired loans are also evaluated using this internal grading system and are accounted for in pools.  Minimal adverse classification in these acquired loan pools was identified as of March 31, 2018 and December 31, 2017, respectively.  See Note 7 for further discussion of the acquired loan pools and the termination of the loss sharing agreements.

The Company evaluates the loan risk internal grading system definitions and allowance for loan loss methodology on an ongoing basis.  The general component of the allowance for loan losses is affected by several factors, including, but not limited to, average historical losses, average life of the loans, the current composition of the loan portfolio, current and expected economic conditions, collateral values and internal risk ratings.  Management considers all these factors in determining the adequacy of the Company's allowance for loan losses.  In the three months ended March 31, 2018, we expanded our loan risk rating system to allow for further segregation of satisfactory credits.  No significant changes were made to the allowance for loan loss methodology during the past year.

The loan grading system is presented by loan class below:

	March 31, 2018
			Special
	Satisfactory	Watch	Mention	Substandard	Doubtful	Total
	(In Thousands)

One- to four-family residential
construction	$24,104	$517	$—	$—	$—	$24,621
Subdivision construction	13,665	2,306	—	96	—	16,067
Land development	41,240	4,700	—	—	—	45,940
Commercial construction	1,126,007	—	—	—	—	1,126,007
Owner occupied one- to four-
family residential	200,368	—	—	1,707	—	202,075
Non-owner occupied one- to four-
family residential	113,916	1,432	—	2,226	—	117,574
Commercial real estate	1,279,403	8,056	—	5,667	—	1,293,126
Other residential	735,153	1,526	—	—	—	736,679
Commercial business	343,087	5,056	—	3,746	—	351,889
Industrial revenue bonds	21,031	—	—	—	—	21,031
Consumer auto	320,840	—	—	2,312	—	323,152
Consumer other	59,785	13	—	763	—	60,561
Home equity lines of credit	114,293	—	—	549	—	114,842
Loans acquired and accounted
for under ASC 310-30,
net of discounts	197,473	—	—	33	—	197,506

Total	$4,590,365	$23,606	$—	$17,099	$—	$4,631,070

	December 31, 2017
			Special
	Satisfactory	Watch	Mention	Substandard	Doubtful	Total
	(In Thousands)

One- to four-family residential
construction	$20,275	$518	$—	$—	$—	$20,793
Subdivision construction	15,602	2,362	—	98	—	18,062
Land development	39,171	4,800	—	—	—	43,971
Commercial construction	1,068,352	—	—	—	—	1,068,352
Owner occupied one- to-four-
family residential	188,706	—	—	1,809	—	190,515
Non-owner occupied one- to-
four-family residential	117,103	389	—	1,976	—	119,468
Commercial real estate	1,218,431	9,909	—	6,989	—	1,235,329
Other residential	742,237	1,532	—	1,876	—	745,645
Commercial business	344,479	6,306	—	2,066	500	353,351
Industrial revenue bonds	21,859	—	—	—	—	21,859
Consumer auto	354,588	—	—	2,554	—	357,142
Consumer other	62,682	—	—	686	—	63,368
Home equity lines of credit	114,860	—	—	579	—	115,439
Loans acquired and accounted
for under ASC 310-30,
net of discounts	209,657	—	—	12	—	209,669

Total	$4,518,002	$25,816	$—	$18,645	$500	$4,562,963

NOTE 7: FDIC-ACQUIRED LOANS

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

The loans, commitments and foreclosed assets purchased in the Vantus Bank transaction were covered by a loss sharing agreement between the FDIC and Great Southern Bank.  This agreement originally was to extend for ten years for 1-4 family real estate loans and for five years for other loans. The five year period ended September 30, 2014 and the ten-year period was terminated early, effective April 26, 2016, by mutual agreement of Great Southern Bank and the FDIC.  See "Loss Sharing Agreements" below.  Based upon the acquisition date fair values of the net assets acquired, no goodwill was recorded.

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

The loans and foreclosed assets purchased in the InterBank transaction were covered by a loss sharing agreement between the FDIC and Great Southern Bank.  This agreement originally was to extend for ten years for 1-4 family real estate loans and for five years for other loans but was terminated early, effective June 9, 2017, by mutual agreement of Great Southern Bank and the FDIC.  See "Loss Sharing Agreements" below.  Based upon the acquisition date fair values of the net assets acquired, no goodwill was recorded.  A premium was recorded at the time of acquisition in conjunction with the fair value of the acquired loans and the amount amortized to yield during the three months ended March 31, 2018 and 2017 was $53,000 and $76,000, respectively.

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

Based upon the acquisition date fair values of the net assets acquired, no goodwill was recorded. A premium was recorded in conjunction with the fair value of the acquired loans and the amount amortized to yield during the three months ended March 31, 2018 and 2017 was $11,000 and $80,000, respectively.

Loss Sharing Agreements.  On April 26, 2016, Great Southern Bank executed an agreement with the FDIC to terminate the loss sharing agreements for Team Bank, Vantus Bank and Sun Security Bank, effective immediately.  The agreement required the FDIC to pay $4.4 million to settle all outstanding items related to the terminated loss sharing agreements.  As a result of entering into the termination agreement, assets that were covered by the terminated loss sharing agreements were reclassified as non-covered assets effective April 26, 2016.  All rights and obligations of the Bank and the FDIC under the terminated loss sharing agreements, including the settlement of all existing loss sharing and expense reimbursement claims, have been resolved and terminated.

On June 9, 2017, Great Southern Bank executed an agreement with the FDIC to terminate the loss sharing agreements for InterBank, effective immediately.  Pursuant to the termination agreement, the FDIC paid $15.0 million to the Bank to settle all outstanding items related to the terminated loss sharing agreements.  The Company recorded a pre-tax gain on the termination of $7.7 million.  As a result of entering into the termination agreement, assets that were covered by the terminated loss sharing arrangements were reclassified as non-covered assets effective June 9, 2017.  All rights and obligations of the Bank and the FDIC under the terminated loss sharing agreements, including the settlement of all existing loss sharing and expense reimbursement claims, have been resolved and terminated.

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

The amount of the estimated cash flows expected to be received from the acquired loan pools in excess of the fair values recorded for the loan pools is referred to as the accretable yield.  The accretable yield is recognized as interest income over the estimated lives of the loans.  The Company continues to evaluate the fair value of the loans including cash flows expected to be collected.  Increases in the Company's cash flow expectations are recognized as increases to the accretable yield while decreases are recognized as impairments through the allowance for loan losses.  During the three months ended March 31, 2018, improvements in expected cash flows related to the acquired loan portfolios resulted in adjustments of $1.8 million to the accretable yield to be spread over the estimated remaining lives of the loans on a level-yield basis. During the three months ended March 31, 2017, similar such adjustments totaling $155,000 were made to the accretable yield.  The increases in expected cash flows also reduced the amount of expected reimbursements under the loss sharing agreements, when applicable, until they were terminated or expired.

Because these adjustments to accretable yield will be recognized generally over the remaining lives of the loan pools, they will impact future periods as well.  The remaining accretable yield adjustment that will affect interest income is $3.2 million.  Of the remaining adjustments affecting interest income, we expect to recognize $2.0 million of interest income during the remainder of 2018.  Additional adjustments to accretable yield may be recorded in future periods from the FDIC-assisted transactions, as the Company continues to estimate expected cash flows from the acquired loan pools.

The impact of adjustments on the Company's financial results is shown below:

	Three Months Ended		Three Months Ended
	March 31, 2018		March 31, 2017
	(In Thousands, Except Per Share Data
	and Basis Points Data)

Impact on net interest income/
net interest margin (in basis points)	$1,157	12 bps	$1,980	19 bps
Non-interest income	—		(634)
Net impact to pre-tax income	$1,157		$1,346
Net impact net of taxes	$898		$857
Impact to diluted earnings per common share	$0.06		$0.06

TeamBank Loans and Foreclosed Assets.  The following tables present the balances of the acquired loans and foreclosed assets related to the TeamBank transaction at March 31, 2018 and December 31, 2017. Through March 31, 2018, gross loan balances (due from the borrower) were reduced approximately $423.6 million since the transaction date because of $289.9 million of repayments from borrowers, $61.7 million in transfers to foreclosed assets and $72.0 million in charge-offs to customer loan balances.  Based upon the collectability analyses performed at the time of the acquisition, we expected certain levels of foreclosures and charge-offs and actual results have been better than our expectations.  As a result, cash flows expected to be received from the acquired loan pools have increased, resulting in adjustments that were made to the related accretable yield as described above.

	March 31, 2018
		Foreclosed
	Loans	Assets
	(In Thousands)

Initial basis, net of activity since acquisition date	$12,525	$35
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(533)	—
Original estimated fair value of assets, net of activity since
acquisition date	(11,861)	(35)

Expected loss remaining	$131	$—

	December 31, 2017
		Foreclosed
	Loans	Assets
	(In Thousands)

Initial basis, net of activity since acquisition date	$13,668	$35
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(589)	—
Original estimated fair value of assets, net of activity since
acquisition date	(12,948)	(35)

Expected loss remaining	$131	$—

Vantus Bank Loans and Foreclosed Assets.  The following tables present the balances of the acquired loans and foreclosed assets related to the Vantus Bank transaction at March 31, 2018 and December 31, 2017. Through March 31, 2018, gross loan balances (due from the borrower) were reduced approximately $313.9 million since the transaction date because of $268.2 million of repayments from borrowers, $16.7 million in transfers to foreclosed assets and $29.0 million in charge-offs to customer loan balances.  Based upon the collectability analyses performed at the time of the acquisition, we expected certain levels of foreclosures and charge-offs and actual results have been better than our expectations.  As a result, cash flows expected to be received from the acquired loan pools have increased, resulting in adjustments that were made to the related accretable yield as described above.

	March 31, 2018
		Foreclosed
	Loans	Assets
	(In Thousands)

Initial basis, net of activity since acquisition date	$17,668	$15
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(110)	—
Original estimated fair value of assets, net of activity since
acquisition date	(17,329)	(15)

Expected loss remaining	$229	$—

	December 31, 2017
		Foreclosed
	Loans	Assets
	(In Thousands)

Initial basis, net of activity since acquisition date	$18,965	$15
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(131)	—
Original estimated fair value of assets, net of activity since
acquisition date	(18,605)	(15)

Expected loss remaining	$229	$—

Sun Security Bank Loans and Foreclosed Assets.  The following tables present the balances of the acquired loans and foreclosed assets related to the Sun Security Bank transaction at March 31, 2018 and December 31, 2017.  Through March 31, 2018, gross loan balances (due from the borrower) were reduced approximately $210.3 million since the transaction date because of $151.0 million of repayments from borrowers, $28.5 million in transfers to foreclosed assets and $30.8 million of charge-offs to customer loan balances.  Based upon the collectability analyses performed at the time of the acquisition, we expected certain levels of foreclosures and charge-offs and actual results have been better than our expectations.  As a result, cash flows expected to be received from the acquired loan pools have increased, resulting in adjustments that were made to the related accretable yield as described above.

	March 31, 2018
		Foreclosed
	Loans	Assets
	(In Thousands)

Initial basis, net of activity since acquisition date	$24,189	$306
Reclassification from nonaccretable discount to accretable discount due to change in expected losses (net of accretion to date)	(394)	—
Original estimated fair value of assets, net of activity since
acquisition date	(22,850)	(299)

Expected loss remaining	$945	$7

	December 31, 2017
		Foreclosed
	Loans	Assets
	(In Thousands)

Initial basis, net of activity since acquisition date	$26,787	$306
Reclassification from nonaccretable discount to accretable discount due to change in expected losses (net of accretion to date)	(494)	—
Original estimated fair value of assets, net of activity since
acquisition date	(25,348)	(299)

Expected loss remaining	$945	$7

InterBank Loans and Foreclosed Assets.  The following table presents the balances of the acquired loans and foreclosed assets related to the InterBank transaction at March 31, 2018 and December 31, 2017.  Through March 31, 2018, gross loan balances (due from the borrower) were reduced approximately $287.6 million since the transaction date because of $245.5 million of repayments by the borrower, $19.7 million in transfers to foreclosed assets and $22.4 million of charge-offs to customer loan balances.  Based upon the collectability analyses performed at the time of the acquisition, we expected certain levels of foreclosures and charge-offs and actual results have been better than our expectations.  As a result, cash flows expected to be received from the acquired loan pools have increased, resulting in adjustments that were made to the related accretable yield as described above.

	March 31, 2018
		Foreclosed
	Loans	Assets
	(In Thousands)

Initial basis, net of activity since acquisition date	$105,695	$1,570
Non-credit premium/(discount), net of activity since acquisition date	221	—
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(1,644)	—
Original estimated fair value of assets, net of activity since
acquisition date	(92,233)	(1,353)

Expected loss remaining	$12,039	$217

	December 31, 2017
		Foreclosed
	Loans	Assets
	(In Thousands)

Initial basis, net of activity since acquisition date	$112,399	$2,012
Non-credit premium/(discount), net of activity since acquisition date	274	—
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(972)	—
Original estimated fair value of assets, net of activity since
acquisition date	(98,321)	(1,785)

Expected loss remaining	$13,380	$227

Valley Bank Loans and Foreclosed Assets.  The following tables present the balances of the acquired loans and foreclosed assets related to the Valley Bank transaction at March 31, 2018 and December 31, 2017.  Through March 31, 2018, gross loan balances (due from the borrower) were reduced approximately $134.9 million since the transaction date because of $123.1 million of repayments by the borrower, $4.0 million in transfers to foreclosed assets and $7.8 million of charge-offs to customer loan balances.  Based upon the collectability analyses performed at the time of the acquisition, we expected certain levels of foreclosures and charge-offs and actual results have been better than our expectations. As a result, cash flows expected to be received from the acquired loan pools have increased, resulting in adjustments that were made to the related accretable yield as described above.

	March 31, 2018
		Foreclosed
	Loans	Assets
	(In Thousands)

Initial basis, net of activity since acquisition date	$58,326	$1,637
Non-credit premium/(discount), net of activity since acquisition date	—	—
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(528)	—
Original estimated fair value of assets, net of activity since
acquisition date	(53,227)	(1,631)

Expected loss remaining	$4,571	$6

	December 31, 2017
		Foreclosed
	Loans	Assets
	(In Thousands)

Initial basis, net of activity since acquisition date	$59,997	$1,673
Non-credit premium/(discount), net of activity since acquisition date	11	—
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(411)	—
Original estimated fair value of assets, net of activity since
acquisition date	(54,442)	(1,667)

Expected loss remaining	$5,155	$6

Changes in the accretable yield for acquired loan pools were as follows for the three months ended March 31, 2018 and 2017:

			Sun Security
	TeamBank	Vantus Bank	Bank	InterBank	Valley Bank
	(In Thousands)

Balance, January 1, 2017	$2,477	$2,547	$4,277	$8,512	$4,797
Accretion	(655)	(356)	(622)	(2,278)	(1,925)
Change in expected
accretable yield(1)	674	163	140	676	1,528

Balance, March 31, 2017	$2,496	$2,354	$3,795	$6,910	$4,400

Balance, January 1, 2018	$2,071	$1,850	$2,901	$5,074	$2,695
Accretion	(227)	(278)	(430)	(1,823)	(1,130)
Change in expected
accretable yield(1)	(17)	183	(402)	3,653	1,851

Balance, March 31, 2018	$1,827	$1,755	$2,069	$6,904	$3,416

(1)
Represents increases in estimated cash flows expected to be received from the acquired loan pools, partially due to lower estimated credit losses.  The amounts also include changes in expected accretion of the loan pools for TeamBank, Vantus Bank, Sun Security Bank, InterBank and Valley Bank for the three months ended March 31, 2018, totaling $(17,000), $183,000, $(402,000), $2.4 million and $1.3 million, respectively, and for the three months ended March 31, 2017, totaling $674,000, $158,000, $140,000, $676,000 and $1.4 million, respectively.

NOTE 8: OTHER REAL ESTATE OWNED AND REPOSSESSIONS

Major classifications of other real estate owned were as follows:

	March 31,	December 31,
	2018	2017
	(In Thousands)

Foreclosed assets held for sale and repossessions
One- to four-family construction	$—	$—
Subdivision construction	4,836	5,413
Land development	7,684	7,229
Commercial construction	—	—
One- to four-family residential	91	112
Other residential	1,601	140
Commercial real estate	2,088	1,694
Commercial business	—	—
Consumer	1,722	1,987
	18,022	16,575
Foreclosed assets acquired through FDIC-assisted
transactions, net of discounts	3,332	3,799

Foreclosed assets held for sale and repossessions, net	21,354	20,374

Other real estate owned not acquired through foreclosure	1,628	1,628

Other real estate owned and repossessions	$22,982	$22,002

At March 31, 2018 and December 31, 2017, other real estate owned not acquired through foreclosure included 10 properties, nine of which were branch locations that were closed and are held for sale, and one of which is land acquired for a potential branch location.

At March 31, 2018, residential mortgage loans totaling $2.4 million were in the process of foreclosure, $2.2 million of which were acquired loans.

Expenses applicable to other real estate owned included the following:

	Three Months Ended
	March 31,
	2018	2017
	(In Thousands)

Net (gain) loss on sales of other real estate and repossessions	$(472)	$(311)
Valuation write-downs	616	60
Operating expenses, net of rental income	997	826

	$1,141	$575

NOTE 9: DEPOSITS

	March 31,	December 31,
	2018	2017
	(In Thousands)

Time Deposits:
0.00% - 0.99%	$218,889	$254,502
1.00% - 1.99%	914,598	1,006,373
2.00% - 2.99%	163,309	106,888
3.00% - 3.99%	956	701
4.00% - 4.99%	1,115	1,108
5.00% and above	273	272
Total time deposits (1.35% - 1.24%)	1,299,140	1,369,844
Non-interest-bearing demand deposits	659,627	661,589
Interest-bearing demand and savings deposits (0.33% - 0.32%)	1,603,410	1,565,711
Total Deposits	$3,562,177	$3,597,144

NOTE 10: ADVANCES FROM FEDERAL HOME LOAN BANK

Advances from the Federal Home Loan Bank (FHLBank advances) at March 31, 2018 and December 31, 2017 consisted of the following:

	March 31, 2018		December 31, 2017
		Weighted		Weighted
		Average		Average
		Interest		Interest
Due In	Amount	Rate	Amount	Rate
	(In Thousands)		(In Thousands)

2018	$134,000	1.91%	$127,500	1.53%

NOTE 11: SECURITIES SOLD UNDER REVERSE REPURCHASE AGREEMENTS AND SHORT-TERM BORROWINGS

	March 31, 2018	December 31, 2017
	(In Thousands)

Notes payable – Community Development Equity Funds	$1,392	$1,604
Overnight borrowings from the Federal Home Loan Bank	—	15,000
Securities sold under reverse repurchase agreements	110,082	80,531

	$111,474	$97,135

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

	March 31, 2018	December 31, 2017
	Overnight and	Overnight and
	Continuous	Continuous
(In Thousands)

Mortgage-backed securities – GNMA, FNMA, FHLMC	$110,082	$80,531

NOTE 12: SUBORDINATED NOTES

On August 8, 2016, the Company completed the public offering and sale of $75.0 million of its subordinated notes.  The notes are due August 15, 2026, and have a fixed interest rate of 5.25% until August 15, 2021, at which time the rate becomes floating at a rate equal to three-month LIBOR plus 4.087%.  The Company may call the notes at par beginning on August 15, 2021, and on any scheduled interest payment date thereafter.  The notes were sold at par, resulting in net proceeds, after underwriting discounts and commissions, legal, accounting and other professional fees, of approximately $73.5 million.  Total debt issuance costs, totaling approximately $1.5 million, were deferred and are being amortized over the expected life of the notes, which is 10 years.  Amortization of the debt issuance costs during the three months ended March 31, 2018 and 2017, totaled $40,000 and $38,000, respectively, and is included in interest expense on subordinated notes in the consolidated statements of income, resulting in an imputed interest rate of 5.47%.

At March 31, 2018 and December 31, 2017, subordinated notes are summarized as follows:

	March 31, 2018	December 31, 2017
	(In Thousands)

Subordinated notes	$75,000	$75,000
Less: unamortized debt issuance costs	1,272	1,312
	$73,728	$73,688

NOTE 13: INCOME TAXES

Reconciliations of the Company's effective tax rates to the statutory corporate tax rates were as follows:

	Three Months Ended March 31,
	2018	2017

Tax at statutory rate	21.0%	35.0%
Nontaxable interest and dividends	(1.1)	(1.9)
Tax credits	(4.5)	(6.4)
State taxes	1.2	1.1
Other	(0.2)	(1.7)

	16.4%	26.1%

H.R.1, originally known as the Tax Cuts and Jobs Act ("Tax Act") was signed into law on December 22, 2017, making several changes to U. S. corporate income tax laws, including reducing the corporate Federal income tax rate from 35% to 21% effective January 1, 2018.  U. S. GAAP requires that the impact of the provisions of the Tax Act be accounted for in the period of enactment and the Company recognized the income tax effects of the Tax Act in its 2017 financial statements.  The Tax Act is complex and requires significant detailed analysis.  During the preparation of the Company's 2017 income tax returns in 2018, additional adjustments related to enactment of the Tax Act may be identified.  We do not currently expect significant adjustments will be necessary, but any further adjustments identified will be recognized in accordance with guidance contained in Staff Accounting Bulletin No. 118 from the U. S. Securities and Exchange Commission.

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

The Company is currently under State of Missouri income and franchise tax examinations for its 2014 through 2015 tax years.  The Company does not currently expect significant adjustments to its financial statements from this state examination.  During 2017, the Company settled an appeal with the Kansas Department of Revenue.  The settlement did not result in any significant adjustments to the Company's financial statements.

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

The Company considers transfers between the levels of the hierarchy to be recognized at the end of related reporting periods.  From December 31, 2017 to March 31, 2018, no assets for which fair value is measured on a recurring basis transferred between any levels of the hierarchy.

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying statements of financial condition measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fell at March 31, 2018 and December 31, 2017:

		Fair value measurements using
		Quoted prices
		in active
		markets	Other	Significant
		for identical	observable	unobservable
		assets	inputs	inputs
	Fair value	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)

March 31, 2018
Mortgage-backed securities	$117,798	$—	$117,798	$—
States and political subdivisions	53,823	—	53,823	—
Interest rate derivative asset	1,047	—	1,047	—
Interest rate derivative liability	(1,058)	—	(1,058)	—

December 31, 2017
Mortgage-backed securities	$122,533	$—	$122,533	$—
States and political subdivisions	56,646	—	56,646	—
Interest rate derivative asset	981	—	981	—
Interest rate derivative liability	(1,030)	—	(1,030)	—

The following is a description of inputs and valuation methodologies used for assets recorded at fair value on a recurring basis and recognized in the accompanying statements of financial condition at March 31, 2018 and December 31, 2017, as well as the general classification of such assets pursuant to the valuation hierarchy.  There have been no significant changes in the valuation techniques during the three-month period ended March 31, 2018.  For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

Available-for-Sale Securities. Investment securities available for sale are recorded at fair value on a recurring basis. The fair values used by the Company are obtained from an independent pricing service, which represent either quoted market prices for the identical asset or fair values determined by pricing models, or other model-based valuation techniques, that consider observable market data, such as interest rate volatilities, LIBOR yield curve, credit spreads and prices from market makers and live trading systems.  Recurring Level 2 securities include U.S. government agency securities, mortgage-backed securities, state and municipal bonds and certain other investments. Inputs used for valuing Level 2 securities include observable data that may include dealer quotes, benchmark yields, market spreads, live trading levels and market consensus prepayment speeds, among other things. Additional inputs include indicative values derived from the independent pricing service's proprietary computerized models.  There were no recurring Level 3 securities at March 31, 2018 or December 31, 2017.

Interest Rate Derivatives. The fair value is estimated using forward-looking interest rate curves and is determined using observable market rates and, therefore, are classified within Level 2 of the valuation hierarchy.

Nonrecurring Measurements

The following tables present the fair value measurements of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2018 and December 31, 2017:

		Fair Value Measurements Using
		Quoted prices
		in active
		markets	Other	Significant
		for identical	observable	unobservable
		assets	inputs	inputs
	Fair value	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)

March 31, 2018
Impaired loans	$6,012	$—	$—	$6,012

Foreclosed assets held for sale	$574	$—	$—	$574

December 31, 2017
Impaired loans	$1,590	$—	$—	$1,590

Foreclosed assets held for sale	$1,758	$—	$—	$1,758

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

Loans Held for Sale.  Mortgage loans held for sale are recorded at the lower of carrying value or fair value.  The fair value of mortgage loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics.  As such, the Company classifies mortgage loans held for sale as Nonrecurring Level 2.  Write-downs to fair value typically do not occur as the Company generally enters into commitments to sell individual mortgage loans at the time the loan is originated to reduce market risk.  The Company typically does not have commercial loans held for sale.  At March 31, 2018 and December 31, 2017, the aggregate fair value of mortgage loans held for sale exceeded their cost.  Accordingly, no mortgage loans held for sale were marked down and reported at fair value.

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

The Company records impaired loans as Nonrecurring Level 3. If a loan's fair value as estimated by the Company is less than its carrying value, the Company either records a charge-off of the portion of the loan that exceeds the fair value or establishes a reserve within the allowance for loan losses specific to the loan.  Loans for which such charge-offs or reserves were recorded during the three months ended March 31, 2018 or the year ended December 31, 2017, are shown in the table above (net of reserves).

Foreclosed Assets Held for Sale.  Foreclosed assets held for sale are initially recorded at fair value less estimated cost to sell at the date of foreclosure.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less estimated cost to sell.  Foreclosed assets held for sale are classified within Level 3 of the fair value hierarchy.  The foreclosed assets represented in the table above have been re-measured during the three months ended March 31, 2018 or the year ended December 31, 2017, subsequent to their initial transfer to foreclosed assets.

Fair Value of Financial Instruments

The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying statements of financial condition at amounts other than fair value.

Cash and Cash Equivalents and Federal Home Loan Bank Stock. The carrying amount approximates fair value.

Loans and Interest Receivable.  For March 31, 2018, the fair value of loans is estimated on an exit price basis incorporating contractual cash flow, prepayments discount spreads, credit loss and liquidity premiums.  For December 31, 2017, the fair value of loans was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.  Loans with similar characteristics were aggregated for purposes of the calculations.  The carrying amount of accrued interest receivable approximates its fair value.

Deposits and Accrued Interest Payable.  The fair value of demand deposits and savings accounts is the amount payable on demand at the reporting date, i.e., their carrying amounts.  For March 31, 2018, the fair value of fixed maturity certificates of deposit is estimated using a discounted cash flow calculation using the average advances yield curve from 11 districts of the FHLB for the as of date.  For December 31, 2017, the discounted cash flow calculation  applied the rates currently offered for deposits of similar remaining maturities.  The carrying amount of accrued interest payable approximates its fair value.

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

	March 31, 2018			December 31, 2017
	Carrying	Fair	Hierarchy	Carrying	Fair	Hierarchy
	Amount	Value	Level	Amount	Value	Level
	(In Thousands)

Financial assets
Cash and cash equivalents	$219,982	$219,982	1	$242,253	$242,253	1
Held-to-maturity securities	130	130	2	130	131	2
Mortgage loans held for sale	5,058	5,058	2	8,203	8,203	2
Loans, net of allowance for loan losses	3,761,714	3,737,029	3	3,726,302	3,735,216	3
Accrued interest receivable	12,144	12,144	3	12,338	12,338	3
Investment in FHLBank stock	10,678	10,678	3	11,182	11,182	3

Financial liabilities
Deposits	3,562,177	3,553,203	3	3,597,144	3,606,400	3
FHLBank advances	134,000	134,000	3	127,500	127,500	3
Short-term borrowings	111,474	111,474	3	97,135	97,135	3
Subordinated debentures	25,774	25,774	3	25,774	25,774	3
Subordinated notes	73,728	75,750	2	73,688	76,500	2
Accrued interest payable	2,000	2,000	3	2,904	2,904	3

Unrecognized financial instruments (net of
contractual value)
Commitments to originate loans	—	—	3	—	—	3
Letters of credit	133	133	3	85	85	3
Lines of credit	—	—	3	—	—	3

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

Nondesignated Hedges

The Company has interest rate swaps that are not designated as qualifying hedging relationships.  Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain loan customers, which the Company began offering during 2011.  The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions.  As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.

As part of the Valley Bank FDIC-assisted acquisition, the Company acquired seven loans with related interest rate swaps.  Valley's swap program differed from the Company's in that Valley did not have back to back swaps with the customer and a counterparty.  Three of the seven acquired loans with interest rate swaps have paid off.  The notional amount of the four remaining Valley swaps was $2.4 million at March 31, 2018.  As of March 31, 2018, excluding the Valley Bank swaps, the Company had 22 interest rate swaps totaling $91.1 million in notional amount with commercial customers, and 22 interest rate swaps with the same notional amount with third parties related to its program.  As of December 31, 2017, excluding the Valley Bank swaps, the Company had 22 interest rate swaps totaling $92.7 million in notional amount with commercial customers, and 22 interest rate swaps with the same notional amount with third parties related to its program.  In addition, the Company has two participation loans purchased totaling $21.8 million, in which the lead institution has an interest rate swap with their customer and the economics of the counterparty swap are passed along to us through the loan participation.  During the three months ended March 31, 2018 and 2017, the Company recognized net gains of $37,000 and $7,000, respectively, in noninterest income related to changes in the fair value of these swaps.

Cash Flow Hedges

As a strategy to maintain acceptable levels of exposure to the risk of changes in future cash flows due to interest rate fluctuations, the Company entered into interest rate cap agreements for a portion of its floating rate debt associated with its trust preferred securities.  One agreement terminated in 2015 and one agreement terminated in 2017.  The effective portion of the gain or loss on the derivative was reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affected earnings.  No gains and losses related to changes in the fair value were recognized in current earnings during the three months ended March 31, 2018.  During the three months ended March 31, 2017, the Company recognized $88,000 in interest expense related to the amortization of the cost of the interest rate caps.

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the Consolidated Statements of Financial Condition:

	Location in	Fair Value
	Consolidated Statements	March 31,	December 31,
	of Financial Condition	2018	2017
		(In Thousands)
Derivatives not designated
as hedging instruments

Asset Derivatives
Interest rate products	Prepaid expenses and other assets	$1,047	$981

Total derivatives not designated
as hedging instruments		$1,047	$981

Liability Derivatives
Interest rate products	Accrued expenses and other liabilities	$1,058	$1,030

Total derivatives not designated
as hedging instruments		$1,058	$1,030

The following table presents the effect of derivative instruments on the statements of comprehensive income for the three months ended March 31, 2018 and 2017:

	Amount of Gain (Loss)
	Recognized in AOCI
	Three Months Ended March 31,
Cash Flow Hedges	2018	2017
	(In Thousands)

Interest rate cap, net of income taxes	$—	$51

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

As of March 31, 2018, the termination value of derivatives with our derivative dealer counterparties in a net asset position, which included accrued interest but excluded any adjustment for nonperformance risk, related to these agreements was $782,000.  The Company has minimum collateral posting thresholds with its derivative dealer counterparties.  At March 31, 2018, the Company's activity with its derivative counterparties had not met the level at which the minimum collateral posting thresholds take effect.  As of December 31, 2017, the termination value of derivatives in a net liability position, which included accrued interest but excluded any adjustment for nonperformance risk, related to these agreements was $336,000.  At December 31, 2017, the Company's activity with its derivative counterparties met the level at which the minimum collateral posting thresholds take effect and the Company posted $809,000 of collateral to satisfy the agreements.  If the Company had breached any of these provisions at March 31, 2018 or December 31, 2017, it could have been required to settle its obligations under the agreements at the termination value.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

When used in this Quarterly Report on Form 10-Q and other documents filed or furnished by the Company with the Securities and Exchange Commission (the "SEC"), in the Company's press releases or other public or stockholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "intends" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including, among other things, (i) the possibility that the amounts of any pre-tax gain and the changes in non-interest income, non-interest expense and interest expense actually resulting from the Bank's pending transaction with West Gate Bank might be materially different from the estimated amounts set forth in this report; (ii) the possibility that the requisite regulatory approval for the Bank's pending transaction with West Gate Bank might not be obtained, or may take longer to obtain than expected; (iii) the possibility that the actual reduction in the Company's effective tax rate expected to result from H. R. 1, formerly known as the "Tax Cuts and Jobs Act" (the "Tax Reform Legislation") might be different from the reduction estimated by the Company; (iv) expected revenues, cost savings, earnings accretion, synergies and other benefits from the Company's  merger and acquisition activities  might not be realized within the anticipated time frames or at all, and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, might be greater than expected; (v) changes in economic conditions, either nationally or in the Company's market areas; (vi) fluctuations in interest rates; (vii) the risks of lending and investing activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses; (viii) the possibility of other-than-temporary impairments of securities held in the Company's securities portfolio; (ix) the Company's ability to access cost-effective funding; (x) fluctuations in real estate values and both residential and commercial real estate market conditions; (xi) demand for loans and deposits in the Company's market areas; (xii) the ability to adapt successfully to technological changes to meet customers' needs and developments in the marketplace; (xiii) the possibility that security measures implemented might not be sufficient to mitigate the risk of a cyber attack or cyber theft, and that such security measures might not protect against systems failures or interruptions; (xiv) legislative or regulatory changes that adversely affect the Company's business, including, without limitation, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and its implementing regulations, the overdraft protection regulations and customers' responses thereto and the Tax Reform Legislation; (xv) changes in accounting principles, policies or guidelines; (xvi) monetary and fiscal policies of the Federal Reserve Board and the U.S. Government and other governmental initiatives affecting the financial services industry; (xvii) results of examinations of the Company and the Bank by their regulators, including the possibility that the regulators may, among other things, require the Company to limit its business activities, changes its business mix, increase its allowance for loan losses, write-down assets or increase its capital levels, or affect its ability to borrow funds or maintain or increase deposits, which could adversely affect its liquidity and earnings; (xviii) costs and effects of litigation, including settlements and judgments; and (xix) competition. The Company wishes to advise readers that the factors listed above and other risks described from time to time in documents filed or furnished by the Company with the SEC could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

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

Carrying Value of Loans Acquired in FDIC-assisted Transactions

The Company considers that the determination of the carrying value of loans acquired in the FDIC-assisted transactions involves a high degree of judgment and complexity. The carrying value of the acquired loans reflect management's best ongoing estimates of the amounts to be realized on each of these assets. The Company has now terminated all loss sharing agreements with the FDIC and, accordingly, no longer has an indemnification asset.  The Company determined initial fair value accounting estimates of the acquired assets and assumed liabilities in accordance with FASB ASC 805, Business Combinations. However, the amount that the Company realizes on these assets could differ materially from the carrying value reflected in its financial statements, based upon the timing of collections on the acquired loans in future periods. Subsequent to the initial valuation, the Company continues to monitor identified loan pools for changes in estimated cash flows projected for the loan pools, anticipated credit losses and changes in the accretable yield.  Analysis of these variables requires significant estimates and a high degree of judgment.  See Note 7 "FDIC-Acquired Loans" included in Item 1 for additional information regarding the TeamBank, Vantus Bank, Sun Security Bank, InterBank and Valley Bank FDIC-assisted transactions.

Goodwill and Intangible Assets

Goodwill and intangible assets that have indefinite useful lives are subject to an impairment test at least annually and more frequently if circumstances indicate their value may not be recoverable. Goodwill is tested for impairment using a process that estimates the fair value of each of the Company's reporting units compared with its carrying value. The Company defines reporting units as a level below each of its operating segments for which there is discrete financial information that is regularly reviewed. As of March 31, 2018, the Company had one reporting unit to which goodwill has been allocated – the Bank.  If the fair value of a reporting unit exceeds its carrying value, then no impairment is recorded. If the carrying value amount exceeds the fair value of a reporting unit, further testing is completed comparing the implied fair value of the reporting unit's goodwill to its carrying value to measure the amount of impairment. Intangible assets that are not amortized will be tested for impairment at least annually by comparing the fair values of those assets to their carrying values. At March 31, 2018, goodwill consisted of $5.4 million at the Bank reporting unit, which included goodwill of $4.2 million that was recorded during 2016 related to the acquisition of 12 branches from Fifth Third Bank.  Other identifiable intangible assets that are subject to amortization are amortized on a straight-line basis over a period of seven years. At March 31, 2018, the amortizable intangible assets consisted of core deposit intangibles of $5.0 million, which are described in the table below.  These amortizable intangible assets are reviewed for impairment if circumstances indicate their value may not be recoverable based on a comparison of fair value.

While the Company believes no impairment existed at March 31, 2018, different conditions or assumptions used to measure fair value of reporting units, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of the Company's impairment evaluation in the future.

A summary of goodwill and intangible assets is as follows:

	March 31, 2018	December 31, 2017
	(In Thousands)

Goodwill – Branch acquisitions	$5,396	$5,396
Deposit intangibles
Sun Security Bank	175	263
InterBank	146	181
Boulevard Bank	366	397
Valley Bank	1,300	1,400
Fifth Third Bank	3,055	3,213
	5,042	5,454
	$10,438	$10,850

Current Economic Conditions

Changes in economic conditions could cause the values of assets and liabilities recorded in the financial statements to change rapidly, resulting in material future adjustments in asset values, the allowance for loan losses, or capital that could negatively impact the Company's ability to meet regulatory capital requirements and maintain sufficient liquidity.

Following the housing and mortgage crisis and correction beginning in mid-2007, the United States entered into a significant prolonged economic downturn.  Unemployment rose from 4.7% in November 2007 to peak at 10.0% in October 2009.  The elevated unemployment levels negatively impacted consumer confidence, which had a detrimental impact on industry-wide performance nationally as well as in the Company's Midwest market area.  Economic conditions have improved since as indicated by consumer confidence levels, increased economic activity and low unemployment levels.

The national unemployment rate at March 2018 remained at 4.1% for the sixth consecutive month.  Total non-farm payroll edged up by 103,000 in March with employment increases in manufacturing, health care and mining.  The U.S. labor force participation rate (the share of working-age Americans who are either employed or are actively looking for a job) changed little in March at 62.9%.  As of March 2018, the unemployment rate for the Midwest, where most of the Company's business is conducted, was at 3.8% which is in line with the National unemployment rate of 4.1%. Unemployment rates at March 31, 2018, were:  Missouri at 3.6%, Arkansas at 3.8%, Kansas at 3.4%, Iowa at 2.8%, Nebraska at 2.8%, Minnesota at 3.2%, Illinois at 4.6%, Oklahoma at 4.0% and Texas at 4.0%.  Of the metropolitan areas in which Great Southern Bank does business, the Chicago area had the highest unemployment level at 4.3% as of March 2018. The Tulsa market area unemployment rate at 3.9% was down significantly from the 5.0% rate estimated as of June 2017.  The unemployment rate at 3.2% for the Springfield market area was well below the national average.  Metropolitan areas in Arkansas, Iowa, Nebraska and Minnesota boasted unemployment levels among the lowest in the nation.

Sales of newly built, single-family homes were at a seasonally adjusted annual rate of 694,000 units in March 2018, according to the U.S. Department of Housing and Urban Development and the U.S. Census Bureau.  This represented an increase of 4.0% above the revised February rate of 667,000 and is 8.8% above the March 2017 estimate of 638,000.   The inventory of new homes for sale was 301,000 at the end of March, which is a 5.2 month supply at the current sales pace. In the Midwest, new home sales decreased 2.4% from March 2017 to March 2018.  Nationally, the median sales price of new houses sold in March 2018 was $337,200 down from $343,300 in December 2017 and up from $321,700 in March 2017. Average sales price was $369,900 down from $402,900 in December 2017 and $384,400 in March 2017.

In March 2018, existing home sales increased 1.1% to a seasonally adjusted annual rate of 5.6 million units from 5.54 million in February.  The national median existing home price for all housing types increased to $250,400 from $240,900 in February 2017, up 5.8% from a year ago.  This marks the 73rd consecutive month of year over year gains as prices reached an all-time high.  The Midwest region existing home median sale price was $192,200, representing an increase of 5.1% from a year ago.  Total housing inventory at the end of March climbed 5.7% to 1.67 million; 7.2% lower than a year ago.  Unsold inventory at the end of March is a 3.6 month supply at the current sales pace; down from a 3.8 month supply a year ago.

The multi-family sector rebounded in 2017, with demand approaching the highest level on record. National vacancy rates were 6.3% while our market areas reflected the following vacancy levels; Springfield, Mo. at 5.9%, St. Louis at 9.0%, Kansas City at 7.5%, Minneapolis at 4.7%, Tulsa, Okla. at 10.9%, Dallas-Fort Worth at 7.9% and Chicago at 6.7%.  Despite supply-side pressure, rent growth in 2017 had not slowed materially from the previous year's pace.  Sales transaction value continued to be strong, and cap rates appeared to have leveled off.  Supply is expected to outpace demand in 2018, putting possible upward pressure on vacancies and potentially slowing rent growth.

Nationally, approximately one-half of the suburban office markets are in an expansion market cycle -- characterized by decreasing vacancy rates, moderate/high new construction, high absorption, moderate/high employment growth and medium/high rental rate growth.  The Company's larger market areas in the suburban office expansion market cycle include Minneapolis, Dallas-Ft. Worth, and St. Louis.  Tulsa, Okla. and Kansas City are currently in the recovery market cycle -- typified by decreasing vacancy rates, low new construction, moderate absorption, low/moderate employment growth and negative/low rental rate growth. Chicago, IL is currently in a recession market cycle typified by increasing vacancies, low absorption and low new construction.

Approximately 70% of the retail sector is in the expansion phase of the market cycle, with the rest in recovery mode.  Included in the retail expansion market segment are the Company's larger market areas -- Chicago, Minneapolis, Kansas City, Dallas-Ft. Worth, and St. Louis.

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

While current economic indicators show stability nationally in employment, housing starts and prices, commercial real estate occupancy, absorption and rental rates, our management will continue to closely monitor regional, national and global economic conditions, as these could significantly impact our market areas.

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

Great Southern's total assets decreased $3.1 million, or 0.1%, from $4.41 billion at December 31, 2017, to $4.41 billion at March 31, 2018. Full details of the current period changes in total assets are provided in the "Comparison of Financial Condition at March 31, 2018 and December 31, 2017" section of this Quarterly Report on Form 10-Q.

Loans.  Net loans increased $35.4 million, or 1.0%, from $3.73 billion at December 31, 2017, to $3.76 billion at March 31, 2018.  Included in the net increase in loans were reductions of $12.2 million in the FDIC-acquired loan portfolios.  In addition, there were higher than usual unscheduled significant paydowns on loans during the three months ended March 31, 2018.  Loan paydowns in excess of $1.0 million totaled $138 million for the three months ended March 31, 2018.  Excluding FDIC-assisted acquired loans and mortgage loans held for sale, total gross loans increased $80.3 million from December 31, 2017 to March 31, 2018.  Increases primarily occurred in commercial construction and commercial real estate loans.  These increases were partially offset by decreases in consumer loans and one- to four-family residential loans.  The increases were primarily due to loan growth in our existing banking center network and our commercial loan production offices.  As loan demand is affected by a variety of factors, including general economic conditions, and because of the competition we face and our focus on pricing discipline and credit quality, no assurances can be made regarding our future loan growth.  The Company's strategy continues to be focused on maintaining credit risk and interest rate risk at appropriate levels.

Recent loan growth has occurred in several loan types, primarily construction loans and commercial real estate loans and in most of Great Southern's primary lending locations, including Springfield, St. Louis, Kansas City, Des Moines and Minneapolis, as well as the loan production offices in Chicago, Dallas and Tulsa.  Certain minimum underwriting standards and monitoring help assure the Company's portfolio quality. Great Southern's loan committee reviews and approves all new loan originations in excess of lender approval authorities.  Generally, the Company considers commercial construction, consumer, and commercial real estate loans to involve a higher degree of risk compared to some other types of loans, such as first mortgage loans on one- to four-family, owner-occupied residential properties.  For commercial real estate, commercial business and construction loans, the credits are subject to an analysis of the borrower's and guarantor's financial condition, credit history, verification of liquid assets, collateral, market analysis and repayment ability.  It has been, and continues to be, Great Southern's practice to verify information from potential borrowers regarding assets, income or payment ability and credit ratings as applicable and as required by the authority approving the loan.  To minimize construction risk, projects are monitored as construction draws are requested by comparison to budget and with progress verified through property inspections.  The geographic and product diversity of collateral, equity requirements and limitations on speculative construction projects help to mitigate overall risk in these loans. Underwriting standards for all loans also include loan-to-value ratio limitations which vary depending on collateral type, debt service coverage ratios or debt payment to income ratio guidelines, where applicable, credit histories, use of guaranties and other recommended terms relating to equity requirements, amortization, and maturity.  Consumer loans are primarily secured by new and used motor vehicles and these loans are also subject to certain minimum underwriting standards to assure portfolio quality.  Great Southern's consumer underwriting and pricing standards have been fairly consistent over the past several years through the first half of 2016.  In response to a more challenging consumer credit environment, the Company tightened its underwriting guidelines on automobile lending beginning in the latter part of 2016.  Management took this step in an effort to improve credit quality in the portfolio and lower delinquencies and charge-offs.  The underwriting standards employed by Great Southern for consumer loans include a determination of the applicant's payment history on other debts, credit scores, employment history and an assessment of ability to meet existing obligations and payments on the proposed loan.  See "Item 1. Business – Lending Activities – General, – Commercial Real Estate and Construction Lending, and – Consumer Lending" in the Company's December 31, 2017 Annual Report on Form 10-K.

While our policy allows us to lend up to 95% of the appraised value on one-to four-family residential properties, originations of loans with loan-to-value ratios at that level are minimal.  Private mortgage insurance is typically required for loan amounts above the 80% level.  Few exceptions occur and would be based on analyses which determined minimal transactional risk to be involved.  We consider these lending practices to be consistent with or more conservative than what we believe to be the norm for banks our size.  At March 31, 2018 and December 31, 2017, an estimated 0.1% and 0.1%, respectively, of total owner occupied one- to four-family residential loans had loan-to-value ratios above 100% at origination.  At March 31, 2018 and December 31, 2017, an estimated 1.4% and 1.5%, respectively, of total non-owner occupied one- to four-family residential loans had loan-to-value ratios above 100% at origination.

At March 31, 2018, troubled debt restructurings totaled $13.9 million, or 0.4% of total loans, down $1.1 million from $15.0 million, or 0.4% of total loans, at December 31, 2017.  Concessions granted to borrowers experiencing financial difficulties may include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.  For troubled debt restructurings occurring during the three months ended March 31, 2018 and the year ended December 31, 2017, respectively, no loans were restructured into multiple new loans.  For further information on troubled debt restructurings, see Note 6 of the Notes to Consolidated Financial Statements contained in this report.

Loans that were acquired through FDIC-assisted transactions, which are accounted for in pools, are currently included in the analysis and estimation of the allowance for loan losses.  If cash flows expected to be received on any given pool of loans decreases from previous estimates, then a determination is made as to whether the loan pool should be charged down or the allowance for loan losses should be increased (through a provision for loan losses).  Acquired loans are described in detail in Note 4 of the Notes to Consolidated Financial Statements contained in this report.  For acquired loan pools, the Company may allocate, and at March 31, 2018, has allocated, a portion of its allowance for loan losses related to these loan pools in a manner similar to how it allocates its allowance for loan losses to those loans which are collectively evaluated for impairment.

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

Deposits.  The Company attracts deposit accounts through its retail branch network, correspondent banking and corporate services areas, and brokered deposits. The Company then utilizes these deposit funds, along with FHLBank advances and other borrowings, to meet loan demand or otherwise fund its activities. In the three months ended March 31, 2018, total deposit balances decreased $35.0 million, or 1.0%.  Transaction account balances increased $35.7 million to $2.26 billion at March 31, 2018, while retail certificates of deposit decreased $6.4 million compared to December 31, 2017, to $1.1 billion at March 31, 2018.  The increases in transaction accounts were primarily a result of increases in NOW deposit accounts.  Retail certificates of deposit decreased due to a decrease in retail certificates generated through our banking centers and certificates opened through the Company's internet deposit acquisition channels.  Certificates of deposit opened through the Company's internet deposit acquisition channels decreased $2.1 million during the three months ended March 31, 2018, as most maturing deposits were not renewed by the customer and fewer new such deposits were generated as a result of our rates not being in the top tier compared to our competitors in the internet channels.  In addition, at March 31, 2018 and December 31, 2017, customer deposits totaling $33.3 million and $34.5 million, respectively, were part of the CDARS program, which allows customers to maintain balances in an insured manner that would otherwise exceed the FDIC deposit insurance limit. The FDIC counts these deposits as brokered, but these are deposit accounts that we generate with customers in our local markets.  Brokered deposits, including CDARS program purchased funds, were $162.4 million at March 31, 2018, a decrease of $63.1 million from $225.5 million at December 31, 2017.

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

The current level and shape of the interest rate yield curve poses challenges for interest rate risk management. Prior to its increase of 0.25% on December 16, 2015, the Federal Reserve Board had last changed interest rates on December 16, 2008. This was the first rate increase since September 29, 2006.  The FRB has now also implemented rate increases of 0.25% on five different occasions beginning December 14, 2016, with the Federal Funds rate now at 1.75%.  Great Southern has a substantial portion of its loan portfolio ($1.33 billion at March 31, 2018) which is tied to the one-month or three-month LIBOR index and will adjust at least once within 90 days after March 31, 2018.  Of these loans, $999 million had interest rate floors.  Great Southern also has a significant portfolio of loans ($306 million at March 31, 2018) which are tied to a "prime rate" of interest and will adjust immediately with changes to the "prime rate" of interest. But for the interest rate floors, a rate cut by the FRB generally would have an anticipated immediate negative impact on the Company's net interest income due to the large total balance of loans which generally adjust immediately as the Federal Funds rate adjusts. Loans at their floor rates are, however, subject to the risk that borrowers will seek to refinance elsewhere at the lower market rate.  Because the Federal Funds rate is generally low, there may also be a negative impact on the Company's net interest income due to the Company's inability to significantly lower its funding costs in the current competitive rate environment, although interest rates on assets may decline further. Conversely, interest rate increases would normally result in increased interest rates on our LIBOR-based and prime-based loans.  The interest rate floors in effect may limit the immediate increase in interest rates on certain of these loans, until such time as rates rise above the floors.  However, the Company may have to increase rates paid on deposits to maintain deposit balances and pay higher rates on borrowings, which could negatively impact net interest margin.  The impact of the low rate environment on our net interest margin in future periods is expected to be fairly neutral.  Any margin gained by rate increases on loans may be somewhat offset by reduced yields from our investment securities (to the extent investment securities are purchased) and our existing loan portfolio as payments are made and the proceeds are potentially reinvested at lower rates on new loans originated.  Interest rates on certain adjustable rate loans may reset lower according to their contractual terms and index rate to which they are tied and new loans may be originated at lower market rates than the overall portfolio rate.  For further discussion of the processes used to manage our exposure to interest rate risk, see "Item 3.  Quantitative and Qualitative Disclosures About Market Risk – How We Measure the Risks to Us Associated with Interest Rate Changes."

Non-Interest Income and Non-Interest (Operating) Expenses.  The Company's profitability is also affected by the level of its non-interest income and operating expenses. Non-interest income consists primarily of service charges and ATM fees, late charges and prepayment fees on loans, gains on sales of loans and available-for-sale investments and other general operating income.  The Company recorded a gain in non-interest income in June 2017 related to the termination of the InterBank loss sharing agreements.  Non-interest income may also be affected by the Company's interest rate derivative activities, if the Company chooses to implement derivatives.  See Note 15 "Derivatives and Hedging Activities" in the Notes to Consolidated Financial Statements included in this report.

Operating expenses consist primarily of salaries and employee benefits, occupancy-related expenses, expenses related to foreclosed assets, postage, FDIC deposit insurance, advertising and public relations, telephone, professional fees, office expenses and other general operating expenses.  Details of the current period changes in non-interest income and non-interest expense are provided in the "Results of Operations and Comparison for the Three Months Ended March 31, 2018 and 2017" section of this report.

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

Certain aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over a number of years. Provisions in the legislation that affect deposit insurance assessments and payment of interest on demand deposits could increase the costs associated with deposits. Provisions in the legislation that require revisions to the capital requirements of the Company and the Bank could require the Company and the Bank to seek additional sources of capital in the future.

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

Capital Rules. The federal banking agencies have adopted regulatory capital rules that substantially amend the risk-based capital rules applicable to the Bank and the Company. The new rules implement the "Basel III" regulatory capital reforms and changes required by the Dodd-Frank Act. "Basel III" refers to various documents released by the Basel Committee on Banking Supervision. For the Company and the Bank, the general effective date of the new rules was January 1, 2015, and, for certain provisions, various phase-in periods and later effective dates apply. The chief features of the new rules are summarized below.

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

Business Initiatives

On March 20, 2018, the Company announced that it has entered into a purchase and assumption agreement to sell its deposit accounts and all four of its branches in the Omaha, Neb., metropolitan market to Lincoln, Neb.-based West Gate Bank. Great Southern plans to maintain a Commercial Loan Office in the Omaha market.

Pursuant to the purchase and assumption agreement, the Bank will sell branch deposits of approximately $58 million and sell substantially all branch-related real estate, fixed assets and ATMs. The transaction is expected to close in July 2018, pending regulatory approval and other customary closing conditions. Subject to deposit balances at the time of closing, the Company estimates that it will record a pre-tax gain of approximately $7.0–$7.3 million, or $0.38–$0.40 (after tax) per diluted share, based on the expected deposit premium and the sales price of the branch assets.   As a result of this transaction, the Company expects that non-interest income will decrease $300,000–$350,000 annually, non-interest expense will decrease by $1.1– $1.2 million annually, and interest expense will increase by $300,000-$350,000 annually (based on current interest rates for non-deposit funds).

In June 2018, the Company plans to consolidate operations of a banking center into a nearby office in Paola, Kan. The banking center, located at 1 S. Pearl Street, will close at the end of business on June 22, 2018, and all accounts will automatically transfer to the banking center at 1515 Baptiste Drive, less than a mile away. After the consolidation date, a deposit-taking ATM and interactive teller machine will remain available for customers at the S. Pearl Street building.

Great Southern Bancorp, Inc. will hold its 29th Annual Meeting of Shareholders at 10:00 a.m. CDT on Wednesday, May 9, 2018, at the Great Southern Operations Center, 218 S. Glenstone, Springfield, Mo.  Holders of Great Southern Bancorp, Inc. common stock at the close of business on the record date, February 28, 2018, can vote at the annual meeting, either in person or by proxy.

Comparison of Financial Condition at March 31, 2018 and December 31, 2017

During the three months ended March 31, 2018, the Company's total assets decreased by $3.1 million to $4.41 billion.  The decrease was attributable to a decrease in cash and cash equivalents, available-for-sale investment securities, prepaid expenses and other assets, and mortgage loans held for sale, partially offset by an increase in loans receivable.

Cash and cash equivalents were $220.0 million at March 31, 2018, a decrease of $22.3 million, or 9.2%, from $242.3 million at December 31, 2017.  During the three months ended March 31, 2018, cash and cash equivalents decreased primarily due to a decrease in deposits and from use of cash and cash equivalents to fund loans, partially offset by a decrease in available for sale securities.

The Company's available-for-sale securities decreased $7.6 million, or 4.2%, compared to December 31, 2017.  The decrease was primarily due to calls of municipal securities, and normal monthly payments received related to the portfolio of mortgage-backed securities.

Net loans increased $35.4 million from December 31, 2017, to $3.76 billion at March 31, 2018.  Increases primarily occurred in commercial construction and commercial real estate loans.  Partially offsetting the increases in loans were reductions of $37 million in consumer loans and $12 million in the FDIC-acquired loan portfolios.  Excluding FDIC-assisted acquired loans and mortgage loans held for sale, total gross loans (including the undisbursed portion of loans) increased $80.3 million from December 31, 2017 to March 31, 2018.

Total liabilities decreased $11.4 million from $3.94 billion at December 31, 2017 to $3.93 billion at March 31, 2018.  The decrease was primarily attributable to a decrease in deposits and short-term borrowings, partially offset by an increase in securities sold under reverse repurchase agreements with customers and FHLB advances.

Total deposits decreased $35.0 million from December 31, 2017.  Deposits decreased due to decreases in brokered deposits, retail customer certificates of deposit and internet-acquired deposits.  These decreases were partially offset by increases in transaction accounts.  Transaction account balances increased $35.7 million to $2.26 billion at March 31, 2018, while retail certificates of deposit decreased $6.4 million compared to December 31, 2017, to $1.1 billion at March 31, 2018.  Certificates of deposit opened through the Company's internet deposit acquisition channels decreased $2.1 million during the three months ended March 31, 2018.  Brokered deposits, including CDARS program purchased funds, were $162.4 million at March 31, 2018, a decrease of $63.1 million from $225.5 million at December 31, 2017.

The Company's Federal Home Loan Bank Advances totaled $134.0 million at March 31, 2018, an increase of $6.5 million, or 5.1%, compared to $127.5 million at December 31, 2017.  The increase was due to repayment of overnight FHLB borrowings during the period which were replaced with short-term advances.

Short term borrowings decreased $15.2 million from $16.6 million at December 31, 2017 to $1.4 million at March 31, 2018.  The decrease was due to repayment of overnight FHLB borrowings during the period.

Securities sold under reverse repurchase agreements with customers increased $29.6 million from $80.5 million at December 31, 2017 to $110.1 million at March 31, 2018.  These balances fluctuate over time based on customer demand for this product.

Total stockholders' equity increased $8.3 million from $471.7 million at December 31, 2017 to $480.0 million at March 31, 2018.  The Company recorded net income of $13.5 million for the three months ended March 31, 2018, and dividends declared on common stock were $4.0 million.  Accumulated other comprehensive income decreased $1.6 million due to the changes in the fair value of available-for-sale investment securities.  In addition, total stockholders' equity increased $527,000 due to stock option exercises.

Results of Operations and Comparison for the Three Months Ended March 31, 2018 and 2017

General

Net income and net income available to common shareholders was $13.5 million for the three months ended March 31, 2018 compared to $11.5 million for the three months ended March 31, 2017.  This increase of $2.0 million, or 16.9%, was primarily due to a decrease in income tax expense of $1.4 million, or 34.8%, an increase in net interest income of $737,000, or 1.9%, a decrease in provision for loan losses of $300,000, or 13.3%, and a decrease in non-interest expense of $261,000, or 0.9%, which were partially offset by a decrease in non-interest income of $763,000, or 9.9%.

Total Interest Income

Total interest income increased $1.5 million, or 3.2%, during the three months ended March 31, 2018 compared to the three months ended March 31, 2017.  The increase was due to a $1.4 million increase in interest income on loans and a $48,000 increase in interest income on investments and other interest-earning assets.  Interest income on loans increased for the three months ended March 31, 2018 compared to the same period in 2017, due to higher average rates of interest, partially offset by slightly lower average balances on loans.  Interest income from investment securities and other interest-earning assets increased during the three months ended March 31, 2018 compared to the same period in 2017 due to higher average rates of interest, largely offset by lower average balances.

Interest Income – Loans

During the three months ended March 31, 2018 compared to the three months ended March 31, 2017, interest income on loans increased $1.5 million as a result of higher average interest rates on loans.  The average yield on loans increased from 4.68% during the three months ended March 31, 2017, to 4.84% during the three months ended March 31, 2018.  This increase was primarily due to increased yields in most loan categories, partially offset by a lower amount of accretion income in the current year period compared to the prior year period resulting from the increases in expected cash flows to be received from the FDIC-acquired loan pools as previously discussed in Note 7 of the Notes to Consolidated Financial Statements.  Interest income decreased $101,000 as the result of lower average loan balances, which decreased from $3.79 billion during the three months ended March 31, 2017, to $3.78 billion during the three months ended March 31, 2018.  The lower average balances were primarily due to decreases in consumer loans and one- to four-family residential loans, partially offset by organic loan growth in certain other loan categories.

On an on-going basis, the Company estimates the cash flows expected to be collected from the acquired loan pools. For each of the loan portfolios acquired, the cash flow estimates have increased, based on the payment histories and the collection of certain loans, thereby reducing loss expectations of certain loan pools, resulting in adjustments to be spread on a level-yield basis over the remaining expected lives of the loan pools.  For the three months ended March 31, 2018 and 2017, the adjustments increased interest income by $1.2 million and $2.0 million, respectively, and decreased non-interest income by $-0- and $634,000, respectively.  The net impact to pre-tax income was $1.2 million and $1.3 million, respectively, for the three months ended March 31, 2018 and 2017.

As of March 31, 2018, the remaining accretable yield adjustment that will affect interest income is $3.2 million.  Of the remaining adjustments affecting interest income, we expect to recognize $2.0 million of interest income during the remainder of 2018.  Additional adjustments may be recorded in future periods from the FDIC-assisted transactions, as the Company continues to estimate expected cash flows from the acquired loan pools. Apart from the yield accretion, the average yield on loans was 4.72% during the three months ended March 31, 2018, compared to 4.48% during the three months ended March 31, 2017, as a result of higher current market rates on adjustable rate loans and new loans originated during the year.

Interest Income – Investments and Other Interest-earning Assets

Interest income on investments decreased in the three months ended March 31, 2018 compared to the three months ended March 31, 2017.  Interest income decreased $227,000 as a result of a decrease in average balances from $220.4 million during the three months ended March 31, 2017, to $187.0 million during the three months ended March 31, 2018.  Average balances of securities decreased primarily due to certain municipal securities being called and the normal monthly payments received on the portfolio of mortgage-backed securities.  Interest income increased $121,000 due to an increase in average interest rates from 2.60% during the three months ended March 31, 2017, to 2.84% during the three months ended March 31, 2018, primarily due to higher market rates of interest on investment securities.

Interest income on other interest-earning assets increased in the three months ended March 31, 2018 compared to the three months ended March 31, 2017.  Interest income increased $245,000 due to an increase in average interest rates from 0.74% during the three months ended March 31, 2017, to 1.67% during the three months ended March 31, 2018, primarily due to higher market rates of interest on other interest-bearing deposits in financial institutions.  Interest income decreased $91,000 as a result of a decrease in average balances from $139.6 million during the three months ended March 31, 2017, to $99.1 million during the three months ended March 31, 2018.  Average balances of other interest-earning assets decreased primarily due to less excess funds being maintained on deposit at the Federal Reserve Bank.

Total Interest Expense

Total interest expense increased $732,000, or 10.9%, during the three months ended March 31, 2018, when compared with the three months ended March 31, 2017, due to an increase in interest expense on deposits of $620,000, or 12.5%, and an increase in interest expense on FHLBank advances of $350,000, or 137.3%, partially offset by a decrease in interest expense on short-term borrowing and repurchase agreements of $198,000, or 87.6%, and a decrease in interest expense on subordinated debentures issued to capital trust of $40,000, or 16.5%.

Interest Expense – Deposits

Interest expense on demand deposits increased $208,000 due to average rates of interest that increased from 0.29% in the three months ended March 31, 2017 to 0.34% in the three months ended March 31, 2018.  Interest expense on demand deposits increased $7,000 due to a small increase in average balances from $1.56 billion during the three months ended March 31, 2017, to $1.56 billion during the three months ended March 31, 2018.

Interest expense on time deposits increased $842,000 as a result of an increase in average rates of interest from 1.05% during the three months ended March 31, 2017, to 1.30% during the three months ended March 31, 2018.  Interest expense on time deposits decreased $437,000 due to a decrease in average balances of time deposits from $1.49 billion during the three months ended March 31, 2017, to $1.33 billion during the three months ended March 31, 2018.  The decrease in average balances of time deposits was primarily a result of decreases in brokered deposits and internet-acquired certificates of deposit.  A large portion of the Company's certificate of deposit portfolio matures within six to eighteen months and therefore reprices fairly quickly; this is consistent with the portfolio over the past several years.  Older certificates of deposit that renewed or were replaced with new deposits generally resulted in the Company paying a higher rate of interest due to market interest rate increases in 2017 and 2018.

Interest Expense – FHLBank Advances, Short-term Borrowings and Repurchase Agreements, Subordinated Debentures Issued to Capital Trusts and Subordinated Notes

During the three months ended March 31, 2018 compared to the three months ended March 31, 2017, interest expense on FHLBank advances increased due to higher average balances, partially offset by lower average rates of interest.  Interest expense on FHLBank advances increased $528,000 due to an increase in average balances from $31.4 million during the three months ended March 31, 2017 to $145.5 million during the three months ended March 31, 2018.  This increase was primarily due to the replacement of overnight borrowings with short-term three week FHLBank advances due to their more favorable interest rate.  The $31.4 million of the Company's long-term higher fixed-rate FHLBank advances were repaid in June 2017.  Interest expense on FHLBank advances decreased $178,000 due to a decrease in average interest rates from 3.29% in the three months ended March 31, 2017 to 1.69% in the three months ended March 31, 2018.  The decrease in the average rate was due to the repayment of the fixed-rate term FHLBank advances in June 2017 and the borrowing of shorter term FHLBank advances at a lower rate.

Interest expense on short-term borrowings and repurchase agreements decreased $108,000 due to a decrease in average rates from 0.39% in the three months ended March 31, 2017 to 0.11% in the three months ended March 31, 2018.  The decrease was due to a change in the mix of funding during the period, with less short-term borrowings and a higher percentage of the total made up of repurchase agreements, which have a lower interest rate.  Interest expense on short-term borrowings and repurchase agreements decreased $90,000 due to a decrease in average balances from $237.5 million during the three months ended March 31, 2017 to $99.5 million during the three months ended March 31, 2018, which is primarily due to changes in the Company's funding needs and the mix of funding, which can fluctuate.  The Company had a much higher amount of overnight borrowings from the FHLBank in the 2017 period.

During the three months ended March 31, 2018, compared to the three months ended March 31, 2017, interest expense on subordinated debentures issued to capital trusts decreased $40,000 due to lower average interest rates.  The average interest rate was 3.81% in the three months ended March 31, 2017 compared to 3.18% in the three months ended March 31, 2018.  During the 2017 period, the amortization of the cost of the interest rate caps the Company purchased in 2013 to limit the interest rate risk from rising LIBOR rates related to the Company's subordinated debentures issued to capital trusts effectively increased the effective interest rate.  The average interest rate was affected until the third quarter of 2017, when the interest rate cap terminated based on its contractual terms.  There was no change in the average balance of the subordinated debentures between the 2018 and the 2017 periods.  The subordinated debentures are variable-rate debentures which bear interest at an average rate of three-month LIBOR plus 1.60%, adjusting quarterly, which was 3.37% at March 31, 2018.

Net Interest Income

Net interest income for the three months ended March 31, 2018 increased $737,000 to $39.4 million compared to $38.7 million for the three months ended March 31, 2017.  Net interest margin was 3.93% in the three months ended March 31, 2018, compared to 3.78% in the three months ended March 31, 2017, an increase of 15 basis points, or 4.0%.  In both three month periods, the Company's net interest income and margin were positively impacted by the increases in expected cash flows to be received from the FDIC-acquired loan pools and the resulting increase to accretable yield, which were previously discussed in Note 7 of the Notes to Consolidated Financial Statements.  The positive impact of these changes in the three months ended March 31, 2018 and 2017 were increases in interest income of $1.2 million and $2.0 million, respectively, and increases in net interest margin of 12 basis points and 19 basis points, respectively.  Excluding the positive impact of the additional yield accretion, net interest margin increased 22 basis points when compared to the year-ago period.  The increase was primarily due to increased yields in most loan categories and higher overall yields on investments and interest-earning deposits at the Federal Reserve Bank, partially offset by an increase in the average interest rate on deposits.

The Company's overall average interest rate spread increased 11 basis points, or 3.0%, from 3.63% during the three months ended March 31, 2017 to 3.74% during the three months ended March 31, 2018.  The increase was due to a 24 basis point increase in the weighted average yield on interest-earning assets, partially offset by a 13 basis point increase in the weighted average rate paid on interest-bearing liabilities. In comparing the two periods, the yield on loans increased 16 basis points while the yield on investment securities and other interest-earning assets increased 55 basis points. The rate paid on deposits increased 12 basis points, the rate paid on short-term borrowings and repurchase agreements decreased 28 basis points, the rate paid on subordinated debentures issued to capital trusts decreased 63 basis points, the rate paid on subordinated notes decreased one basis point, and the rate paid on FHLBank advances decreased 160 basis points.

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

The provision for loan losses for the three months ended March 31, 2018, decreased $300,000 to $2.0 million when compared with the three months ended March 31, 2017.  At March 31, 2018 and December 31, 2017, the allowance for loan losses was $36.3 million and $36.5 million, respectively.  Total net charge-offs were $2.1 million and $2.7 million for the three months ended March 31, 2018 and 2017, respectively.  During the three months ended March 31, 2018, $1.3 million of the $2.1 million of net charge-offs were in the consumer auto category.  In response to a more challenging consumer credit environment, the Company tightened its underwriting guidelines on automobile lending in the latter part of 2016.  Management took this step in an effort to improve credit quality in the portfolio and lower delinquencies and charge-offs.  This action also resulted in a lower level of origination volume and, as such, the outstanding balance of the Company's automobile loans declined approximately $34 million in the three months ended March 31, 2018.  We expect to see further declines in the automobile loan totals through the remainder of 2018 as well.  In addition, three commercial loan relationships amounted to $626,000 of the total charge-offs during the three months ended March 31, 2018.  General market conditions and unique circumstances related to individual borrowers and projects contributed to the level of provisions and charge-offs.  As assets were categorized as potential problem loans, non-performing loans or foreclosed assets, evaluations were made of the values of these assets with corresponding charge-offs as appropriate.

All acquired loans were grouped into pools based on common characteristics and were recorded at their estimated fair values, which incorporated estimated credit losses at the acquisition date.  These loan pools are systematically reviewed by the Company to determine the risk of losses that may exceed those identified at the time of the acquisition.  Techniques used in determining risk of loss are similar to those used to determine the risk of loss for the legacy Great Southern Bank portfolio, with most focus being placed on those loan pools which include the larger loan relationships and those loan pools which exhibit higher risk characteristics.  Review of the acquired loan portfolio also includes meetings with customers, review of financial information, collateral valuations and customer interaction to determine if any additional reserves are warranted.

The Bank's allowance for loan losses as a percentage of total loans, excluding FDIC-acquired loans, was 1.02% and 1.01% at March 31, 2018 and December 31, 2017, respectively.  Management considers the allowance for loan losses adequate to cover losses inherent in the Bank's loan portfolio at March 31, 2018, based on recent reviews of the Bank's loan portfolio and current economic conditions. If economic conditions were to deteriorate or management's assessment of the loan portfolio were to change, it is possible that additional loan loss provisions would be required, thereby adversely affecting future results of operations and financial condition.

Non-performing Assets

Non-performing assets acquired through FDIC-assisted transactions, including foreclosed assets and potential problem loans, are not included in the totals or in the discussion of non-performing loans, potential problem loans and foreclosed assets below.  These assets were initially recorded at their estimated fair values as of their acquisition dates and are accounted for in pools; therefore, these loan pools are analyzed rather than the individual loans. The overall performance of the loan pools acquired in each of the five FDIC-assisted transactions has been better than original expectations as of the acquisition dates.

As a result of changes in balances and composition of the loan portfolio, changes in economic and market conditions that occur from time to time and other factors specific to a borrower's circumstances, the level of non-performing assets will fluctuate.

Non-performing assets, excluding all FDIC-assisted acquired assets, at March 31, 2018 were $27.4 million, a decrease of $472,000 from $27.8 million at December 31, 2017.  Non-performing assets, excluding all FDIC-assisted acquired assets, as a percentage of total assets were 0.62% at March 31, 2018, compared to 0.63% at December 31, 2017.

Compared to December 31, 2017, non-performing loans decreased $2.0 million to $9.3 million at March 31, 2018, and foreclosed assets increased $1.4 million to $18.0 million at March 31, 2018.  Non-performing commercial business loans comprised $3.3 million, or 34.9%, of the total $9.3 million of non-performing loans at March 31, 2018, an increase of $1.2 million from December 31, 2017.  Non-performing consumer loans comprised $2.8 million, or 30.4%, of the total non-performing loans at March 31, 2018, a decrease of $427,000 from December 31, 2017.  Non-performing one- to four-family residential loans comprised $2.8 million, or 29.8%, of the total non-performing loans at March 31, 2018, an increase of $56,000 from December 31, 2017.  Non-performing commercial real estate loans comprised $360,000, or 3.9%, of the total non-performing loans at March 31, 2018, a decrease of $866,000 from December 31, 2017.  Non-performing construction and land development loans comprised $96,000, or 1.0%, of the total non-performing loans at March 31, 2018, a decrease of $2,000 from December 31, 2017. Non-performing other residential loans were $-0- at March 31, 2018, a decrease of $1.9 million from December 31, 2017, due to the transfer to foreclosed assets and related charge-down of the one property previously in this category of non-performing loans.

Non-performing Loans.  Activity in the non-performing loans category during the three months ended March 31, 2018 was as follows:

	Beginning Balance, January 1	Additions to Non- Performing	Removed from Non- Performing	Transfers to Potential Problem Loans	Transfers to Foreclosed Assets and Repossessions	Charge- Offs	Payments	Ending Balance, March 31
	(In Thousands)
One- to four-family construction	$—	$—	$—	$—	$—	$—	$—	$—
Subdivision construction	98	—	—	—	—	—	(2)	96
Land development	—	—	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—	—	—
One- to four-family residential	2,728	266	—	—	(34)	(12)	(164)	2,784
Other residential	1,877	2	—	—	(1,601)	(278)	—	—
Commercial real estate	1,226	157	—	—	(894)	(101)	(28)	360
Commercial business	2,063	1,751	—	—	—	(321)	(233)	3,260
Consumer	3,263	1,059	—	(307)	(318)	(555)	(306)	2,836

Total	$11,255	$3,235	$—	$(307)	$(2,847)	$(1,267)	$(733)	$9,336

At March 31, 2018, the non-performing commercial business category included nine loans, seven of which were added in the current period.  The largest relationship in this category included two loans and totaled $1.5 million, or 46.3% of the total category.  This relationship was previously collateralized by commercial real estate which has been foreclosed upon and subsequently sold.  Collection efforts are currently being pursued against the guarantors of the credit relationship.  The second largest relationship in the commercial business category, which was added during the current period, totaled $1.2 million, or 37.4% of the total category.  This relationship is collateralized by an assignment of an interest in a real estate project.  The non-performing consumer category included 206 loans, 83 of which were added during the current period, and the majority of which are indirect used automobile loans. The non-performing one- to four-family residential category included 30 loans, five of which were added during the current period.  The largest relationship in this category, which was added during the three months ended September 30, 2017, included nine loans totaling $1.3 million, or 48.4% of the total category, which are collateralized by residential rental homes in the Springfield, Mo. area. The non-performing commercial real estate category included five loans, two of which were added during the current period and were part of the same customer relationship.  One loan in the category which was collateralized by commercial property in the St. Louis, Mo., area and totaled $652,000 was transferred to foreclosed assets during the current period.  The non-performing other residential category had a balance of $-0- at March 31, 2018.  The one loan previously in this category, which was collateralized by an apartment project in the central Missouri area, had charge-offs of $278,000 during the three months ended March 31, 2018 and the remaining balance of $1.6 million was transferred to foreclosed assets.

Potential Problem Loans.  Compared to December 31, 2017, potential problem loans decreased $207,000, or 2.6%.  This decrease was due to $610,000 in payments, $26,000 in charge-offs and $9,000 in loans removed from potential problem loans, partially offset by the addition of $438,000 of loans to potential problem loans.  Potential problem loans are loans which management has identified through routine internal review procedures as having possible credit problems that may cause the borrowers difficulty in complying with the current repayment terms.  These loans are not reflected in non-performing assets, but are considered in determining the adequacy of the allowance for loan losses.

Activity in the potential problem loans category during the three months ended March 31, 2018, was as follows:

	Beginning Balance, January 1	Additions to Potential Problem	Removed from Potential Problem	Transfers to Non- Performing	Transfers to Foreclosed Assets and Repossessions	Charge- Offs	Payments	Ending Balance, March 31
	(In Thousands)
One- to four-family construction	$—	$—	$—	$—	$—	$—	$—	$—
Subdivision construction	—	—	—	—	—	—	—	—
Land development	4	—	—	—	—	—	—	4
Commercial construction	—	—	—	—	—	—	—	—
One- to four-family residential	1,122	38	—	—	—	—	(12)	1,148
Other residential	—	—	—	—	—	—	—	—
Commercial real estate	5,759	95	—	—	—	—	(551)	5,303
Commercial business	503	—	—	—	—	—	(17)	486
Consumer	549	305	(9)	—	—	(26)	(30)	789

Total	$7,937	$438	$(9)	$—	$—	$(26)	$(610)	$7,730

At March 31, 2018, the commercial real estate category of potential problem loans included four loans, one of which was new during the current period.  The largest relationship in this category, which is made up of three loans totaling $5.2 million, or 98.2% of the total category, is collateralized by theatre and retail property in Branson, Mo.  This is a long-term customer of the Bank and these loans were all originated prior to 2008.  The borrower experienced cash flow issues due to vacancies in some of the properties and the loans were added to potential problem loans during the three months ended September 30, 2017.  Payments of $550,000 were received on these loans during the three months ended March 31, 2018.  The one- to four-family residential category of potential problem loans included 19 loans, three of which were added during the current period. The consumer category of potential problem loans included 61 loans, 25 of which were added during the current period.  The commercial business category of potential problem loans included four loans.

Other Real Estate Owned and Repossessions.  Of the total $23.0 million of other real estate owned and repossessions at March 31, 2018, $3.3 million represents the fair value of foreclosed and repossessed assets related to loans acquired in FDIC-assisted transactions and $1.6 million represents properties which were not acquired through foreclosure. The foreclosed and other assets acquired in the FDIC-assisted transactions and the properties not acquired through foreclosure are not included in the following table and discussion of other real estate owned and repossessions.

Activity in foreclosed assets and repossessions during the three months ended March 31, 2018, was as follows:

	Beginning Balance, January 1	Additions	Sales	Capitalized Costs	Write- Downs	Ending Balance, March 31
	(In Thousands)
One- to four-family construction	$—	$—	$—	$—	$—	$—
Subdivision construction	5,413	—	(38)	—	(539)	4,836
Land development	7,729	—	(45)	—	—	7,684
Commercial construction	—	—	—	—	—	—
One- to four-family residential	112	44	(65)	—	—	91
Other residential	140	1,601	(140)	—	—	1,601
Commercial real estate	1,194	894	—	—	—	2,088
Commercial business	—	—	—	—	—	—
Consumer	1,987	2,491	(2,756)	—	—	1,722

Total	$16,575	$5,030	$(3,044)	$—	$(539)	$18,022

At March 31, 2018, the land development category of foreclosed assets included 18 properties, the largest of which was located in the Branson, Mo., area and had a balance of $1.2 million, or 16.2% of the total category.  Of the total dollar amount in the land development category of foreclosed assets, 36.3% and 21.7% was located in the Branson, Mo. and the northwest Arkansas areas, respectively, including the largest property previously mentioned.  The subdivision construction category of foreclosed assets included 15 properties, the largest of which was located in the Springfield, Mo. metropolitan area and had a balance of $1.2 million, or 25.5% of the total category.  Of the total dollar amount in the subdivision construction category of foreclosed assets, 37.6% and 25.5% is located in Branson, Mo. and Springfield, Mo., respectively, including the largest property previously mentioned.  The commercial real estate category of foreclosed assets included six properties, three of which were new during the current period.  The largest property in the commercial real estate category, which was recreational property in the St. Louis area and was added during the three months ended March 31, 2018, had a balance of $652,000, or 31.2% of the total category.  The other residential category of foreclosed assets included one property, which was added during the current period totaling $1.6 million, and is an apartment building in central Missouri.  The larger amount of additions and sales under consumer loans are due to a higher volume of repossessions of automobiles, which generally are subject to a shorter repossession process.  The Company experienced increased levels of delinquencies and repossessions in indirect and used automobile loans throughout 2016 and 2017.  This trend generally continued into the first quarter of 2018.

Non-interest Income

For the three months ended March 31, 2018, non-interest income decreased $763,000 to $6.9 million when compared to the three months ended March 31, 2017, primarily as a result of the following items:

Amortization of income related to business acquisitions:  Because of the termination of the loss sharing agreements in previous years, the net amortization expense related to business acquisitions was $-0- for the three months ended March 31, 2018, compared to $489,000 for the three months ended March 31, 2017, which reduced non-interest income by that amount in the previous year.

Late charges and fees on loans:  Late charges and fees on loans decreased $489,000 compared to the prior year period.  The decrease was due to fees on loan payoffs totaling $502,000 received on two large commercial loans during the 2017 period, with no similar large fees in the current year period.

Net gains on loan sales:  Net gains on loan sales decreased $410,000 compared to the prior year period.  The decrease was due to a decrease in originations of fixed-rate loans during the 2018 period compared to the 2017 period.  Fixed rate single-family mortgage loans originated are generally subsequently sold in the secondary market. In 2018, the Company has originated more variable-rate single-family mortgage loans, which have been retained in the Company's portfolio.

Other income:  Other income decreased $341,000 compared to the three months ended March 31, 2017.  This decrease was primarily due to final residual income related to certain federal tax credits in the prior year period, which was not repeated in the current year period.

Non-interest Expense

For the three months ended March 31, 2018, non-interest expense decreased $261,000 to $28.3 million when compared to the three months ended March 31, 2017, primarily as a result of the following items:

Salaries and employee benefits:  Salaries and employee benefits decreased $710,000 from the prior year three month period.  In the 2018 period, residential loan originations have been lower than in the prior year period, resulting in less incentive compensation for loan originators and staff.  The Company has also reorganized some staff functions over the past year to operate more efficiently.  In addition, there are budgeted but unfilled positions in various areas of the Company that have resulted in lower compensation costs in some areas.

Office supplies and printing:  Office supplies and printing decreased $464,000 in the three months ended March 31, 2018 compared to the same period in 2017.  During the 2017 period the Bank incurred printing and other costs totaling $373,000 related to the replacement of a portion of customer debit cards with chip-enabled cards, which was not repeated in the current year period.

Expense on foreclosed assets:  Expense on foreclosed assets increased $566,000 compared to the prior year period primarily due to valuation write-downs of certain foreclosed assets during the current period, totaling approximately $617,000, and higher levels of expense related to consumer repossessions than in the year ago period, partially offset by valuation write-downs in the prior year period.

Legal, audit and other professional fees:  Legal, audit and other professional fees increased $489,000 in the three months ended March 31, 2018 compared to the same period in 2017.  The Company's other professional fees were higher during the current year period due to consulting fees related to ongoing  process improvement initiatives and fees paid related to the implementation of the Company's new commercial loan system.  In the 2017 period, the Company received some large recoveries of legal fees on loans totaling $72,000, which was not repeated in the current year period.

The Company's efficiency ratio for the three months ended March 31, 2018, was 61.05% compared to 61.58% for the same period in 2017.  The improvement in the ratio in the 2018 three month period was primarily due to a small decrease in non-interest expense and an increase in net interest income, partially offset by the decrease in non-interest income.  The Company's ratio of non-interest expense to average assets increased from 2.55% for the three months ended March 31, 2017, to 2.59% for the three months ended March 31, 2018.  The increase in the current three month period ratio was due to a decrease in average assets in the 2018 period compared to the 2017 period.  Average assets for the three months ended March 31, 2018, decreased $115.2 million, or 2.6%, from the three months ended March 31, 2017, primarily due to decreases in investment securities and other interest-earning assets, loans receivable and other non-earning assets.

Provision for Income Taxes

On December 22, 2017, H.R.1, originally known as the Tax Cuts and Jobs Act (the "Act"), was signed into law. Among other things, the Act permanently lowers the corporate federal income tax rate to 21% from the prior maximum rate of 35%, effective for tax years including or commencing January 1, 2018.  The Company currently expects its effective tax rate (combined federal and state) to decrease from approximately 26.7% in 2017 to approximately 15.5% to 17.5% in 2018, mainly as a result of the Act.

For the three months ended March 31, 2018 and 2017, the Company's effective tax rate was 16.4% and 26.1%, respectively.  These effective rates were lower than the statutory federal tax rates of 21% (2018) and 35% (2017), due primarily to the utilization of certain investment tax credits and to tax-exempt investments and tax-exempt loans which reduced the Company's effective tax rate.  The Company's effective tax rate may fluctuate in future periods as it is impacted by the level and timing of the Company's utilization of tax credits and the level of tax-exempt investments and loans and the overall level of pre-tax income.  The Company's effective income tax rate is currently expected to continue to be less than the statutory rate due primarily to the factors noted above.

Average Balances, Interest Rates and Yields

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. Average balances of loans receivable include the average balances of non-accrual loans for each period. Interest income on loans includes interest received on non-accrual loans on a cash basis.  Interest income on loans includes the amortization of net loan fees which were deferred in accordance with accounting standards.  Net fees included in interest income were $0.8 million and $1.2 million for the three months ended March 31, 2018 and 2017, respectively.  Tax-exempt income was not calculated on a tax equivalent basis. The table does not reflect any effect of income taxes.

	March 31, 2018(2)	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable: (1)
One- to four-family residential	4.17%	$431,121	$5,183	4.88%	$484,139	$6,095	5.11%
Other residential	4.71	738,722	8,839	4.85	679,465	7,526	4.49
Commercial real estate	4.55	1,245,462	14,358	4.68	1,216,632	13,529	4.51
Construction	4.64	518,976	6,488	5.07	401,601	4,376	4.42
Commercial business	4.84	284,736	3,343	4.76	294,563	3,814	5.25
Other loans	6.04	541,449	6,597	4.94	689,195	8,030	4.72
Industrial revenue bonds	5.29	23,715	357	6.11	27,366	374	5.54

Total loans receivable	4.86	3,784,181	45,165	4.84	3,792,961	43,744	4.68

Investment securities(1)	3.07	187,007	1,309	2.84	220,363	1,415	2.60
Other interest-earning assets	1.73	99,080	408	1.67	139,634	254	0.74

Total interest-earning assets	4.69	4,070,268	46,882	4.67	4,152,958	45,413	4.43
Non-interest-earning assets:
Cash and cash equivalents		102,368			107,815
Other non-earning assets		197,441			224,533
Total assets		$4,370,077			$4,485,306

Interest-bearing liabilities:
Interest-bearing demand and savings	0.33	$1,564,610	1,310	0.34	$1,555,350	1,095	0.29
Time deposits	1.35	1,331,474	4,274	1.30	1,488,266	3,869	1.05
Total deposits	0.79	2,896,084	5,584	0.78	3,043,616	4,964	0.66
Short-term borrowings and structured repurchase agreements	0.04	99,489	28	0.11	237,513	226	0.39
Subordinated debentures issued to capital trusts	3.37	25,774	202	3.18	25,774	242	3.81
Subordinated notes	5.56	73,713	1,025	5.64	73,552	1,025	5.65
FHLBank advances	1.91	145,517	605	1.69	31,438	255	3.29

Total interest-bearing liabilities	0.94	3,240,577	7,444	0.93	3,411,893	6,712	0.80
Non-interest-bearing liabilities:
Demand deposits		630,530			608,151
Other liabilities		18,820			26,432
Total liabilities		3,889,927			4,046,476
Stockholders' equity		480,150			438,830
Total liabilities and stockholders' equity		$4,370,077			$4,485,306

Net interest income:
Interest rate spread	3.75%		$39,438	3.74%		$38,701	3.63%
Net interest margin*				3.93%			3.78%
Average interest-earning assets to average interest-bearing liabilities		125.6%			121.7%

_______________________
*	Defined as the Company's net interest income divided by total average interest-earning assets.
(1)
Of the total average balances of investment securities, average tax-exempt investment securities were $55.6 million and $66.2 million for the three months ended March 31, 2018 and 2017, respectively. In addition, average tax-exempt loans and industrial revenue bonds were $27.1 million and $29.6 million for the three months ended March 31, 2018 and 2017, respectively. Interest income on tax-exempt assets included in this table was $873,000 and $867,000 for the three months ended March 31, 2018 and 2017, respectively. Interest income net of disallowed interest expense related to tax-exempt assets was $830,000 and $829,000 for the three months ended March 31, 2018 and 2017, respectively.

(2)
The yield on loans at March 31, 2018 does not include the impact of the accretable yield (income) on loans acquired in the FDIC-assisted transactions.  See "Net Interest Income" for a discussion of the effect on results of operations for the three months ended March 31, 2018.

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

	Three Months Ended March 31,
	2018 vs. 2017
	Increase
	(Decrease)		Total
	Due to		Increase
	Rate	Volume	(Decrease)
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable	$1,522	$(101)	$1,421
Investment securities	121	(227)	(106)
Other interest-earning assets	245	(91)	154
Total interest-earning assets	1,888	(419)	1,469
Interest-bearing liabilities:
Demand deposits	208	7	215
Time deposits	842	(437)	405
Total deposits	1,050	(430)	620
Short-term borrowings	(108)	(90)	(198)
Subordinated debentures issued to capital trust	(40)	—	(40)
Subordinated notes	(2)	2	—
FHLBank advances	(178)	528	350
Total interest-bearing liabilities	722	10	732
Net interest income	$1,166	$(429)	$737

Liquidity

Liquidity is a measure of the Company's ability to generate sufficient cash to meet present and future financial obligations in a timely manner through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. These obligations include the credit needs of customers, funding deposit withdrawals, and the day-to-day operations of the Company. Liquid assets include cash, interest-bearing deposits with financial institutions and certain investment securities and loans. As a result of the Company's management of the ability to generate liquidity primarily through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors' requirements and meet its customers' credit needs. At March 31, 2018, the Company had commitments of approximately $250.3 million to fund loan originations, $1.04 billion of unused lines of credit and unadvanced loans, and $21.8 million of outstanding letters of credit.

Loan commitments and the unfunded portion of loans at the dates indicated were as follows (in thousands):

	March 31, 2018	December 31, 2017	December 31, 2016	December 31, 2015
Closed loans with unused available lines
Secured by real estate (one- to four-family)	$138,375	$133,587	$123,433	$105,390
Secured by real estate (not one- to four-family)	12,382	10,836	26,062	21,857
Not secured by real estate - commercial business	108,262	113,317	79,937	63,865

Closed construction loans with unused available lines
Secured by real estate (one-to four-family)	29,757	20,919	10,047	14,242
Secured by real estate (not one-to four-family)	749,926	718,277	542,326	385,969

Loan Commitments not closed
Secured by real estate (one-to four-family)	37,144	23,340	15,884	13,411
Secured by real estate (not one-to four-family)	200,192	156,658	119,126	120,817
Not secured by real estate - commercial business	12,995	4,870	7,022	—

	$1,289,033	$1,181,804	$923,837	$725,551

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

At March 31, 2018, the Company had these available secured lines and on-balance sheet liquidity:

Federal Home Loan Bank line	$563.5 million
Federal Reserve Bank line	$510.9 million
Cash and cash equivalents	$220.0 million
Unpledged securities	$44.9 million

Statements of Cash Flows. During both the three months ended March 31, 2018 and 2017, the Company had positive cash flows from operating activities.  The Company experienced negative cash flows from investing activities during the three months ended March 31, 2018 and positive cash flows from investing activities during the three months ended March 31, 2017.  During both the three months ended March 31, 2018 and 2017, the Company had negative cash flows from financing activities.

Cash flows from operating activities for the periods covered by the Statements of Cash Flows have been primarily related to changes in accrued and deferred assets, credits and other liabilities, the provision for loan losses, depreciation and amortization, realized gains on sales of loans and the amortization of deferred loan origination fees and discounts (premiums) on loans and investments, all of which are non-cash or non-operating adjustments to operating cash flows. Net income adjusted for non-cash and non-operating items and the origination and sale of loans held for sale were the primary source of cash flows from operating activities. Operating activities provided cash flows of $29.9 million and $13.0 million during the three months ended March 31, 2018 and 2017, respectively.

During the three months ended March 31, 2018, investing activities used cash of $37.0 million, primarily due to the purchase of loans and the net origination of loans and the purchase of equipment, partially offset by the sale of other real estate owned and payments received on investment securities. Investing activities in the 2017 period provided cash of $64.4 million, primarily due to the net decrease in loans partially offset by the purchase of loans, the sale of other real estate owned, payments received on investment securities and the redemption of FHLBank stock.

Changes in cash flows from financing activities during the periods covered by the Statements of Cash Flows are due to changes in deposits after interest credited, changes in FHLBank advances and changes in short-term borrowings, as well as dividend payments to stockholders and the exercise of common stock options.  Financing activities used cash of $15.2 million and $129.1 million during the three months ended March 31, 2018 and 2017, respectively, due primarily to the decrease in certificates of deposit in the 2018 period, partially offset by increases in FHLBank advances, checking account deposits and short-term borrowings.  In the 2017 period, financing activities included the reduction of short-term borrowings, partially offset by a net increase in deposits.  Financing activities in the future are expected to primarily include changes in deposits, changes in FHLBank advances, changes in short-term borrowings and dividend payments to stockholders.

Capital Resources

Management continuously reviews the capital position of the Company and the Bank to ensure compliance with minimum regulatory requirements, as well as to explore ways to increase capital either by retained earnings or other means.

At March 31, 2018, the Company's total stockholders' equity and common stockholders' equity were $480.0 million, or 10.9% of total assets, equivalent to a book value of $34.02 per common share. At December 31, 2017, total stockholders' equity and common stockholders' equity were $471.7 million, or 10.7% of total assets, equivalent to a book value of $33.48 per common share. At March 31, 2018, the Company's tangible common equity to tangible assets ratio was 10.7%, compared to 10.5% at December 31, 2017. (See Non-GAAP Financial Measures below).

Banks are required to maintain minimum risk-based capital ratios. These ratios compare capital, as defined by the risk-based regulations, to assets adjusted for their relative risk as defined by the regulations. Under current guidelines banks must have a minimum common equity Tier 1 capital ratio of 4.50%, a minimum Tier 1 risk-based capital ratio of 6.00%, a minimum total risk-based capital ratio of 8.00%, and a minimum Tier 1 leverage ratio of 4.00%. To be considered "well capitalized," banks must have a minimum common equity Tier 1 capital ratio of 6.50%, a minimum Tier 1 risk-based capital ratio of 8.00%, a minimum total risk-based capital ratio of 10.00%, and a minimum Tier 1 leverage ratio of 5.00%. On March 31, 2018, the Bank's common equity Tier 1 capital ratio was 12.4%, its Tier 1 capital ratio was 12.4%, its total capital ratio was 13.2% and its Tier 1 leverage ratio was 12.2%. As a result, as of March 31, 2018, the Bank was well capitalized, with capital ratios in excess of those required to qualify as such.  On December 31, 2017, the Bank's common equity Tier 1 capital ratio was 12.3%, its Tier 1 capital ratio was 12.3%, its total capital ratio was 13.2% and its Tier 1 leverage ratio was 11.7%. As a result, as of December 31, 2017, the Bank was well capitalized, with capital ratios in excess of those required to qualify as such.

The FRB has established capital regulations for bank holding companies that generally parallel the capital regulations for banks. On March 31, 2018, the Company's common equity Tier 1 capital ratio was 11.0%, its Tier 1 capital ratio was 11.5%, its total capital ratio was 14.1% and its Tier 1 leverage ratio was 11.4%. To be considered well capitalized, a bank holding company must have a Tier 1 risk-based capital ratio of at least 6.00% and a total risk-based capital ratio of at least 10.00%.  As of March 31, 2018, the Company was considered well capitalized, with capital ratios in excess of those required to qualify as such.  On December 31, 2017, the Company's common equity Tier 1 capital ratio was 10.9%, its Tier 1 capital ratio was 11.4%, its total capital ratio was 14.1% and its Tier 1 leverage ratio was 10.9%. As of December 31, 2017, the Company was considered well capitalized, with capital ratios in excess of those required to qualify as such.

In addition to the minimum common equity Tier 1 capital ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio, the Company and the Bank have to maintain a capital conservation buffer consisting of additional common equity Tier 1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses.  This capital conservation buffer requirement began phasing in beginning on January 1, 2016 when a buffer greater than 0.625% of risk-weighted assets was required, which amount increased by an additional 0.625% as of January 1, 2017 and 2018, and will continue to increase an equal amount each year until the buffer requirement of greater than 2.5% of risk-weighted assets is fully implemented on January 1, 2019.

For additional information, see "Item 1. Business--Government Supervision and Regulation-Capital" in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

Dividends. During the three months ended March 31, 2018, the Company declared a common stock cash dividend of $0.28 per share, or 29% of net income per diluted common share for that three month period, and paid a common stock cash dividend of $0.24 per share (which was declared in December 2017).  During the three months ended March 31, 2017, the Company declared a common stock cash dividend of $0.22 per share, or 27% of net income per diluted common share for that three month period, and paid a common stock cash dividend of $0.22 per share (which was declared in December 2016).  The Board of Directors meets regularly to consider the level and the timing of dividend payments.  The $0.28 per share dividend declared but unpaid as of March 31, 2018, was paid to stockholders in April 2018.

Common Stock Repurchases and Issuances. The Company has been in various buy-back programs since May 1990. During the three month periods ended March 31, 2018 and 2017, respectively, the Company did not repurchase any shares of its common stock.  During the three months ended March 31, 2018, the Company issued 23,609 shares of stock at an average price of $23.17 per share to cover stock option exercises.  During the three months ended March 31, 2017, the Company issued 40,939 shares of stock at an average price of $24.86 per share to cover stock option exercises.

On April 18, 2018, the Company's Board of Directors authorized management to repurchase up to 500,000 shares of the Company's outstanding common stock, under a program of open market purchases or privately negotiated transactions. The plan does not have an expiration date.  The authorization of this new plan terminated the previously repurchase plan which was approved in November 2006, with an authorization to repurchase up to 700,000 shares of the Company's outstanding common stock.

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

In calculating the ratio of tangible common equity to tangible assets, we subtract period-end intangible assets from common equity and from total assets.  Management believes that the presentation of this measure excluding the impact of intangible assets provides useful supplemental information that is helpful in understanding our financial condition and results of operations, as it provides a method to assess management's success in utilizing our tangible capital as well as our capital strength.  Management also believes that providing a measure that excludes balances of intangible assets, which are subjective components of valuation, facilitates the comparison of our performance with the performance of our peers.  In addition, management believes that this is a standard financial measure used in the banking industry to evaluate performance.

This non-GAAP financial measure is supplemental and is not a substitute for any analysis based on GAAP financial measures. Because not all companies use the same calculation of non-GAAP measures, this presentation may not be comparable to other similarly titled measures as calculated by other companies.

Non-GAAP Reconciliation:  Ratio of Tangible Common Equity to Tangible Assets

	March 31,	December 31,
	2018	2017
	(Dollars in Thousands)

Common equity at period end	$480,000	$471,662
Less: Intangible assets at period end	10,438	10,850
Tangible common equity at period end (a)	$469,562	$460,812

Total assets at period end	$4,411,439	$4,414,521
Less: Intangible assets at period end	10,438	10,850
Tangible assets at period end (b)	$4,401,001	$4,403,671

Tangible common equity to tangible assets (a) / (b)	10.67%	10.46%

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

The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained despite fluctuations in prevailing interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time. The difference, or the interest rate repricing "gap," provides an indication of the extent to which an institution's interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities repricing during the same period, and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets during the same period. Generally, during a period of rising interest rates, a negative gap within shorter repricing periods would adversely affect net interest income, while a positive gap within shorter repricing periods would result in an increase in net interest income. During a period of falling interest rates, the opposite would be true. As of March 31, 2018, Great Southern's interest rate risk models indicate that, generally, rising interest rates are expected to have a positive impact on the Company's net interest income, while declining interest rates would have a negative impact on net interest income. We model various interest rate scenarios for rising and falling rates, including both parallel and non-parallel shifts in rates. The results of our modeling indicate that net interest income is not likely to be materially affected either positively or negatively in the first twelve months following a rate change, regardless of any changes in interest rates, because our portfolios are relatively well matched in a twelve-month horizon. The effects of interest rate changes, if any, are expected to be more impacting to net interest income in the 12 to 36 months following a rate change.

The current level and shape of the interest rate yield curve poses challenges for interest rate risk management. Prior to its increase of 0.25% on December 16, 2015, the Federal Reserve Board had last changed interest rates on December 16, 2008. This was the first rate increase since September 29, 2006.  The FRB has now also implemented rate increases of 0.25% on five different occasions beginning December 14, 2016, with the Federal Funds rate now at 1.75%.  A substantial portion of Great Southern's loan portfolio ($1.33 billion at March 31, 2018) is tied to the one-month or three-month LIBOR index and will adjust at least once within 90 days after March 31, 2018.  Of these loans, $999 million as of March 31, 2018 had interest rate floors.  Great Southern also has a significant portfolio of loans ($306 million at March 31, 2018) which are tied to a "prime rate" of interest and will adjust immediately with changes to the "prime rate" of interest.

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

In 2013, the Company entered into an interest rate cap agreement related to its floating rate debt associated with its trust preferred securities.  The agreement provided that the counterparty would reimburse the Company if interest rates rise above a certain threshold, thus creating a cap on the effective interest rate paid by the Company.  This agreement was classified as a hedging instrument, and the effective portion of the gain or loss on the derivative was reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.  The interest rate cap related to the $25.0 million trust preferred security terminated per its contractual terms in the third quarter of 2017.

For further information on derivatives and hedging activities, see Note 15 of the Notes to Consolidated Financial Statements contained in this report.

ITEM 4. CONTROLS AND PROCEDURES

We maintain a system of disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) that is designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate. An evaluation of our disclosure controls and procedures was carried out as of March 31, 2018, under the supervision and with the participation of our principal executive officer, principal financial officer and several other members of our senior management. Our principal executive officer and principal financial officer concluded that, as of March 31, 2018, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the principal executive officer and principal financial officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There were no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) under the Act) that occurred during the quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 18, 2018, the Company's Board of Directors authorized management to repurchase up to 500,000 shares of the Company's outstanding common stock, under a program of open market purchases or privately negotiated transactions. The plan does not have an expiration date.  The authorization of this new plan terminated the previously repurchase plan which was approved in November 2006, with an authorization to repurchase up to 700,000 shares of the Company's outstanding common stock.

As indicated below, no shares were purchased during the three months ended March 31, 2018.

	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan(1)

January 1, 2018 – January 31, 2018	—	$—	—	378,562
February 1, 2018 – February 28, 2018	—	—	—	378,562
March 1, 2018 – March 31, 2018	—	—	—	378,562
	—	$—	—

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

Great Southern Bancorp, Inc.
Registrant
Date: May 4, 2018	/s/ Joseph W. Turner
Joseph W. Turner President and Chief Executive Officer (Principal Executive Officer)
Date: May 4, 2018	/s/ Rex A. Copeland
Rex A. Copeland Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

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

(ii)
The Purchase and Assumption Agreement, dated as of September 4, 2009, among Federal Deposit Insurance Corporation, Receiver of Vantus Bank, Sioux City, Iowa, Federal Deposit Insurance Corporation and Great Southern Bank, previously filed with the Commission (File no. 000-18082) as Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on September 11, 2009 is incorporated herein by reference as Exhibit 2.1(ii).

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

A description of the current salary and bonus arrangements for 2018 for the Registrant's executive officers previously filed with the Commission as Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2017 is incorporated herein by reference as Exhibit 10.7.

A description of the current fee arrangements for the Registrant's directors previously filed with the Commission as Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2017 is incorporated herein by reference as Exhibit 10.8.

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

None.

(101)
Attached as Exhibit 101 are the following financial statements from the Great Southern Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated statements of financial condition, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows and (v) notes to consolidated financial statements.