Form 10-Q
period 2018-06-30
GREAT SOUTHERN BANCORP, INC.
filed 2018-08-03
CIK 854560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES ACT OF 1934

For the Quarterly Period Ended June 30, 2018

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
Yes /  /   No /X/

The number of shares outstanding of each of the registrant's classes of common stock: 14,142,448 shares of common stock, par value $.01, outstanding at July 31, 2018.

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except number of shares)

	JUNE 30,	DECEMBER 31,
	2018	2017
	(Unaudited)

ASSETS
Cash	$107,554	$115,600
Interest-bearing deposits in other financial institutions	172,931	126,653
Cash and cash equivalents	280,485	242,253
Available-for-sale securities	169,971	179,179
Held-to-maturity securities (fair value $0 – June 2018; $131 - December 2017)	—	130
Mortgage loans held for sale	5,087	8,203
Loans receivable, net of allowance for loan losses of $37,556 – June 2018; $36,492 - December 2017	3,859,801	3,726,302
Interest receivable	12,449	12,338
Prepaid expenses and other assets	40,937	47,122
Other real estate owned and repossessions, net	18,266	22,002
Premises and equipment, net	139,386	138,018
Goodwill and other intangible assets	10,025	10,850
Investment in Federal Home Loan Bank stock	15,678	11,182
Current and deferred income taxes	16,778	16,942
Total Assets	$4,568,863	$4,414,521

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$3,597,057	$3,597,144
Federal Home Loan Bank advances	259,000	127,500
Securities sold under reverse repurchase agreements with customers	95,543	80,531
Short-term borrowings	1,360	16,604
Subordinated debentures issued to capital trusts	25,774	25,774
Subordinated notes	73,766	73,688
Accrued interest payable	3,394	2,904
Advances from borrowers for taxes and insurance	7,957	5,319
Accounts payable and accrued expenses	14,741	13,395
Total Liabilities	4,078,592	3,942,859
Stockholders' Equity:
Capital stock
Serial preferred stock – $.01 par value; authorized 1,000,000 shares; issued and outstanding June 2018 and December 2017 - -0- shares	—	—
Common stock, $.01 par value; authorized 20,000,000 shares; issued and outstanding June 2018 –14,133,823 shares; December 2017 - 14,087,533 shares	141	141
Additional paid-in capital	29,134	28,203
Retained earnings	461,784	442,077
Accumulated other comprehensive income (loss)	(788)	1,241
Total Stockholders' Equity	490,271	471,662
Total Liabilities and Stockholders' Equity	$4,568,863	$4,414,521

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
	THREE MONTHS ENDED JUNE 30,
	2018	2017
	(Unaudited)

INTEREST INCOME
Loans	$48,219	$43,166
Investment securities and other	1,724	1,578
TOTAL INTEREST INCOME	49,943	44,744

INTEREST EXPENSE
Deposits	6,123	5,004
Federal Home Loan Bank advances	1,166	244
Short-term borrowings and repurchase agreements	180	318
Subordinated debentures issued to capital trusts	238	252
Subordinated notes	1,024	1,025
TOTAL INTEREST EXPENSE	8,731	6,843
NET INTEREST INCOME	41,212	37,901
Provision for Loan Losses	1,950	1,950
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	39,262	35,951

NON-INTEREST INCOME
Commissions	312	306
Service charges and ATM fees	5,488	5,394
Net realized gains on sales of loans	559	752
Late charges and fees on loans	385	608
Gain (loss) on derivative interest rate products	11	(20)
Gain on termination of loss sharing agreements	—	7,704
Amortization of income/(expense) related to business acquisitions	—	4
Other income	704	1,052
TOTAL NON-INTEREST INCOME	7,459	15,800

NON-INTEREST EXPENSE
Salaries and employee benefits	14,947	14,498
Net occupancy and equipment expense	6,298	6,025
Postage	834	874
Insurance	650	747
Advertising	632	656
Office supplies and printing	301	233
Telephone	792	789
Legal, audit and other professional fees	689	1,061
Expense on other real estate owned and repossessions	2,737	677
Partnership tax credit investment amortization	91	217
Acquired deposit intangible asset amortization	412	412
Other operating expenses	1,532	2,182
TOTAL NON-INTEREST EXPENSE	29,915	28,371

Income Before Income Taxes	16,806	23,380
Provision for Income Taxes	2,967	7,204
Net Income	$13,839	$16,176

Basic Earnings Per Share	$0.98	$1.15
Diluted Earnings Per Share	$0.97	$1.14
Dividends Declared Per Share	$0.28	$0.24

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	SIX MONTHS ENDED JUNE 30,
	2018	2017
	(Unaudited)

INTEREST INCOME
Loans	$93,384	$86,910
Investment securities and other	3,442	3,247
TOTAL INTEREST INCOME	96,826	90,157

INTEREST EXPENSE
Deposits	11,706	9,969
Federal Home Loan Bank advances	1,772	499
Short-term borrowings and repurchase agreements	208	544
Subordinated debentures issued to capital trusts	440	493
Subordinated notes	2,049	2,050
TOTAL INTEREST EXPENSE	16,175	13,555
NET INTEREST INCOME	80,651	76,602
Provision for Loan Losses	3,900	4,200
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	76,751	72,402

NON-INTEREST INCOME
Commissions	560	572
Service charges and ATM fees	10,732	10,662
Net realized gains on sales of loans	1,021	1,624
Late charges and fees on loans	774	1,486
Gain (loss) on derivative interest rate products	48	(13)
Gain on termination of loss sharing agreements	—	7,704
Amortization of income/(expense) related to business acquisitions	—	(485)
Other income	1,259	1,946
TOTAL NON-INTEREST INCOME	14,394	23,496

NON-INTEREST EXPENSE
Salaries and employee benefits	29,570	29,831
Net occupancy and equipment expense	12,683	12,341
Postage	1,700	1,807
Insurance	1,321	1,545
Advertising	1,303	1,069
Office supplies and printing	534	930
Telephone	1,511	1,599
Legal, audit and other professional fees	1,498	1,381
Expense on other real estate owned and repossessions	3,878	1,251
Partnership tax credit investment amortization	393	495
Acquired deposit intangible asset amortization	825	825
Other operating expenses	3,012	3,867
TOTAL NON-INTEREST EXPENSE	58,228	56,941

Income Before Income Taxes	32,917	38,957
Provision for Income Taxes	5,612	11,262
Net Income	$27,305	$27,695

Basic Earnings Per Share	$1.93	$1.98
Diluted Earnings Per Share	$1.91	$1.95
Dividends Declared Per Share	$0.56	$0.46

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	THREE MONTHS ENDED JUNE 30,
	2018	2017
	(Unaudited)

Net Income	$13,839	$16,176

Unrealized appreciation (depreciation) on available-for-sale securities, net of taxes (credit) of $(121) and $(31), for 2018 and 2017, respectively	(420)	(54)

Change in fair value of cash flow hedge, net of taxes of $0 and $26, for 2018 and 2017, respectively	—	46

Comprehensive Income	$13,419	$16,168

	SIX MONTHS ENDED JUNE 30,
	2018	2017
	(Unaudited)

Net Income	$27,305	$27,695

Unrealized appreciation (depreciation) on available-for-sale securities, net of taxes (credit) of $(662) and $207, for 2018 and 2017, respectively	(2,301)	363

Change in fair value of cash flow hedge, net of taxes of $0 and $55, for 2018 and 2017, respectively	—	97

Comprehensive Income	$25,004	$28,155

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	SIX MONTHS ENDED JUNE 30,
	2018	2017
	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$27,305	$27,695
Proceeds from sales of loans held for sale	49,629	55,619
Originations of loans held for sale	(45,218)	(61,984)
Items not requiring (providing) cash:
Depreciation	4,569	4,632
Amortization	1,296	1,396
Compensation expense for stock option grants	357	273
Provision for loan losses	3,900	4,200
Net gains on loan sales	(1,021)	(1,624)
Net losses on sale of premises and equipment	94	144
Net (gains) losses on sale/write-down of other real estate owned	2,184	(602)
Gain realized on termination of loss sharing agreements	—	(7,704)
Accretion of deferred income, premiums, discounts and other	(1,287)	(972)
(Gain) loss on derivative interest rate products	(48)	13
Deferred income taxes	(6,544)	(4,183)
Changes in:
Interest receivable	(111)	1,057
Prepaid expenses and other assets	6,084	(1,441)
Accrued expenses and other liabilities	1,857	1,172
Income taxes refundable/payable	7,370	4,184
Net cash provided by operating activities	50,416	21,875
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans	(101,884)	105,431
Purchase of loans	(42,179)	(117,799)
Cash received from FDIC loss sharing reimbursements	—	16,245
Purchase of premises and equipment	(6,054)	(2,699)
Proceeds from sale of premises and equipment	23	474
Proceeds from sale of other real estate owned and repossessions	8,856	15,956
Capitalized costs on other real estate owned	(143)	(117)
Proceeds from maturities and calls of held-to-maturity securities	130	117
Proceeds from maturities and calls of available-for-sale securities	2,031	6,345
Principal reductions on mortgage-backed securities	10,530	12,450
Purchase of available-for-sale securities	(6,689)	—
Redemption (purchase) of Federal Home Loan Bank stock	(4,496)	192
Net cash provided by (used in) investing activities	(139,875)	36,595
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in certificates of deposit	13,616	(99,487)
Net decrease in checking and savings deposits	(13,655)	(4,992)
Proceeds from Federal Home Loan Bank advances	1,454,500	—
Repayments of Federal Home Loan Bank advances	(1,323,000)	(31,435)
Net increase (decrease) in short-term borrowings	(232)	11,334
Advances from borrowers for taxes and insurance	2,638	3,235
Dividends paid	(7,332)	(6,155)
Stock options exercised	1,156	1,766
Net cash provided by (used in) financing activities	127,691	(125,734)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	38,232	(67,264)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	242,253	279,769
CASH AND CASH EQUIVALENTS, END OF PERIOD	$280,485	$212,505

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Great Southern Bancorp, Inc. (the "Company" or "Great Southern") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The financial statements presented herein reflect all adjustments which are, in the opinion of management, necessary to fairly present the financial condition, results of operations and cash flows of the Company as of the dates and for the periods presented. Those adjustments consist only of normal recurring adjustments. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the full year. The consolidated statement of financial condition of the Company as of December 31, 2017, has been derived from the audited consolidated statement of financial condition of the Company as of that date.  Certain prior period amounts have been reclassified to conform to the current period presentation.  These reclassifications had no effect on net income.

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

NOTE 3: RECENT ACCOUNTING PRONOUNCEMENTS

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606):  Deferral of the Effective Date, which deferred the effective date of ASU 2014-09.  In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606): Summary and Amendments that Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs--Contracts with Customers (Subtopic 340-40). The guidance in this Update supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the industry topics of the codification. These Updates were effective beginning January 1, 2018.  Our revenue is comprised of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014-09, and non-interest income. We have determined that certain components of our non-interest income contain revenue streams which are included in the scope of these updates, such as deposit-related fees, service charges, debit card interchange fees and other charges and fees, and revenue from the sale of other real estate owned; however the adoption of these updates did not materially impact the Company's consolidated statements of income. We adopted the guidance using the modified retrospective adoption method, and no cumulative effect adjustment to opening retained earnings was required as a result of the adoption.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) and in July 2018 FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases.  The amendments in this Update revise the accounting related to lessee accounting.  Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases.  The Update is effective for the Company beginning in the first quarter of 2019, with early adoption permitted.  Adoption of the standard requires the use of a modified retrospective transition approach for all periods presented at the time of adoption.  Based on the Company's leases outstanding at June 30, 2018, which total less than 20 leased properties, we do not expect the new standard to have a material impact on our consolidated statements of financial condition or our consolidated statements of income, although an increase to assets and liabilities will occur at the time of adoption.  The Company's new leases and lease modifications and renewals prior to the implementation date could impact the level of materiality.

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

NOTE 4: EARNINGS PER SHARE

	Three Months Ended June 30,
	2018	2017
	(In Thousands, Except Per Share Data)

Basic:
Average shares outstanding	14,125	14,027
Net income	$13,839	$16,176
Per share amount	$0.98	$1.15

Diluted:
Average shares outstanding	14,125	14,027
Net effect of dilutive stock options – based on the treasury
stock method using average market price	153	179
Diluted shares	14,278	14,206
Net income	$13,839	$16,176
Per share amount	$0.97	$1.14

	Six Months Ended June 30,
	2018	2017
	(In Thousands, Except Per Share Data)

Basic:
Average shares outstanding	14,113	14,010
Net income	$27,305	$27,695
Per share amount	$1.93	$1.98

Diluted:
Average shares outstanding	14,113	14,010
Net effect of dilutive stock options – based on the treasury
stock method using average market price	153	179
Diluted shares	14,266	14,189
Net income available to common stockholders	$27,305	$27,695
Per share amount	$1.91	$1.95

Options outstanding at June 30, 2018 and 2017, to purchase 161,400 and 114,800 shares of common stock, respectively, were not included in the computation of diluted earnings per common share for each of the three and six month periods because the exercise prices of such options were greater than the average market prices of the common stock for the three and six months ended June 30, 2018 and 2017, respectively.

NOTE 5: INVESTMENT SECURITIES

	June 30, 2018
		Gross	Gross		Tax
	Amortized	Unrealized	Unrealized	Fair	Equivalent
	Cost	Gains	Losses	Value	Yield
	(In Thousands)

AVAILABLE-FOR-SALE SECURITIES:
Mortgage-backed securities	$119,078	$708	$3,421	$116,365	2.37%
States and political subdivisions	51,907	1,707	8	53,606	4.81
	$170,985	$2,415	$3,429	$169,971	3.11%

	December 31, 2017
		Gross	Gross		Tax
	Amortized	Unrealized	Unrealized	Fair	Equivalent
	Cost	Gains	Losses	Value	Yield
	(In Thousands)

AVAILABLE-FOR-SALE SECURITIES:
Mortgage-backed securities	$123,300	$871	$1,638	$122,533	2.19%
States and political subdivisions	53,930	2,716	—	56,646	4.72
	$177,230	$3,587	$1,638	$179,179	2.96%

HELD-TO-MATURITY SECURITIES:
States and political subdivisions	$130	$1	$—	$131	6.14%

The amortized cost and fair value of available-for-sale securities at June 30, 2018, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In Thousands)

One year or less	$—	$—
After one through five years	831	905
After five through ten years	9,554	9,746
After ten years	41,522	42,955
Securities not due on a single maturity date	119,078	116,365

	$170,985	$169,971

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at June 30, 2018 and December 31, 2017, was approximately $87.0 million and $89.7 million, respectively, which is approximately 51.2% and 50.0% of the Company's available-for-sale and held-to-maturity investment portfolio, respectively.

Based on an evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these debt securities are temporary.

The following table shows the Company's gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2018 and December 31, 2017:

	June 30, 2018
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)

Mortgage-backed securities	$22,840	$(694)	$61,887	$(2,727)	$84,727	$(3,421)
State and political
subdivisions	2,281	(8)	—	—	2,281	(8)
	$25,121	$(702)	$61,887	$(2,727)	$87,008	$(3,429)

	December 31, 2017
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)

Mortgage-backed securities	$33,862	$(384)	$55,845	$(1,254)	$89,707	$(1,638)
State and political
subdivisions	—	—	—	—	—	—
	$33,862	$(384)	$55,845	$(1,254)	$89,707	$(1,638)

There were no sales of available-for-sale securities during the three and six months ended June 30, 2018 and 2017, respectively.  Gains and losses on sales of securities are determined on the specific-identification method.

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

During the three and six months ended June 30, 2018 and 2017, respectively, no securities were determined to have impairment that had become other-than-temporary.

Credit Losses Recognized on Investments.  During the three and six months ended June 30, 2018 and 2017, respectively, there were nodebt securities that experienced fair value deterioration due to credit losses, or due to other market factors, that are not otherwise other-than-temporarily impaired.

Amounts Reclassified Out of Accumulated Other Comprehensive Income.  During the three and six months ended June 30, 2018 and 2017, there were no amounts reclassified from accumulated other comprehensive income other than the $272,000 stranded tax amount related to unrealized gains and losses on available for sale securities noted above in Note 1, which was reclassified from accumulated other comprehensive income to retained earnings as of January 1, 2018 due to the adoption of ASU 2018-02.

NOTE 6: LOANS AND ALLOWANCE FOR LOAN LOSSES

Classes of loans at June 30, 2018 and December 31, 2017 were as follows:

	June 30,	December 31,
	2018	2017
	(In Thousands)

One- to four-family residential construction	$31,770	$20,793
Subdivision construction	15,913	18,062
Land development	46,643	43,971
Commercial construction	1,258,564	1,068,352
Owner occupied one- to four-family residential	228,211	190,515
Non-owner occupied one- to four-family residential	112,416	119,468
Commercial real estate	1,307,966	1,235,329
Other residential	785,202	745,645
Commercial business	347,312	353,351
Industrial revenue bonds	20,021	21,859
Consumer auto	298,977	357,142
Consumer other	60,052	63,368
Home equity lines of credit	114,742	115,439
Loans acquired and accounted for under ASC 310-30, net of discounts	184,136	209,669
	4,811,925	4,562,963
Undisbursed portion of loans in process	(907,906)	(793,669)
Allowance for loan losses	(37,556)	(36,492)
Deferred loan fees and gains, net	(6,662)	(6,500)
	$3,859,801	$3,726,302

Weighted average interest rate	4.96%	4.74%

Classes of loans by aging were as follows:

	June 30, 2018
							Total Loans
						Total	> 90 Days
	30-59 Days	60-89 Days	Over	Total		Loans	Past Due and
	Past Due	Past Due	90 Days	Past Due	Current	Receivable	Still Accruing
	(In Thousands)

One- to four-family
residential construction	$—	$—	$—	$—	$31,770	$31,770	$—
Subdivision construction	—	—	91	91	15,822	15,913	—
Land development	594	—	—	594	46,049	46,643	—
Commercial construction	—	—	—	—	1,258,564	1,258,564	—
Owner occupied one- to
four-family residential	100	267	848	1,215	226,996	228,211	—
Non-owner occupied one-
to four-family residential	359	479	1,743	2,581	109,835	112,416	—
Commercial real estate	6,267	412	352	7,031	1,300,935	1,307,966	—
Other residential	—	—	—	—	785,202	785,202	—
Commercial business	40	201	2,852	3,093	344,219	347,312	—
Industrial revenue bonds	—	—	—	—	20,021	20,021	—
Consumer auto	2,876	437	1,482	4,795	294,182	298,977	—
Consumer other	570	62	441	1,073	58,979	60,052	—
Home equity lines of credit	154	166	316	636	114,106	114,742	—
Loans acquired and
accounted for under
ASC 310-30, net of
discounts	868	1,067	6,876	8,811	175,325	184,136	—
	11,828	3,091	15,001	29,920	4,782,005	4,811,925	—
Less loans acquired and accounted for under
ASC 310-30, net	868	1,067	6,876	8,811	175,325	184,136	—

Total	$10,960	$2,024	$8,125	$21,109	$4,606,680	$4,627,789	$—

	December 31, 2017
							Total Loans
						Total	> 90 Days Past
	30-59 Days	60-89 Days	Over 90	Total Past		Loans	Due and
	Past Due	Past Due	Days	Due	Current	Receivable	Still Accruing
	(In Thousands)

One- to four-family
residential construction	$250	$—	$—	$250	$20,543	$20,793	$—
Subdivision construction	—	—	98	98	17,964	18,062	—
Land development	54	37	—	91	43,880	43,971	—
Commercial construction	—	—	—	—	1,068,352	1,068,352	—
Owner occupied one- to
four-family residential	1,927	71	904	2,902	187,613	190,515	—
Non-owner occupied one-
to four-family residential	947	190	1,816	2,953	116,515	119,468	58
Commercial real estate	8,346	993	1,226	10,565	1,224,764	1,235,329	—
Other residential	540	353	1,877	2,770	742,875	745,645	—
Commercial business	2,623	1,282	2,063	5,968	347,383	353,351	—
Industrial revenue bonds	—	—	—	—	21,859	21,859	—
Consumer auto	5,196	1,230	2,284	8,710	348,432	357,142	12
Consumer other	464	64	557	1,085	62,283	63,368	—
Home equity lines of credit	58	—	430	488	114,951	115,439	26
Loans acquired and
accounted for under
ASC 310-30, net of
discounts	4,449	1,951	10,675	17,075	192,594	209,669	272
	24,854	6,171	21,930	52,955	4,510,008	4,562,963	368
Less loans acquired and
accounted for under ASC 310-30, net	4,449	1,951	10,675	17,075	192,594	209,669	272

Total	$20,405	$4,220	$11,255	$35,880	$4,317,414	$4,353,294	$96

Nonaccruing loans (excluding FDIC-assisted acquired loans, net of discount) are summarized as follows:

	June 30,	December 31,
	2018	2017
	(In Thousands)

One- to four-family residential construction	$—	$—
Subdivision construction	91	98
Land development	—	—
Commercial construction	—	—
Owner occupied one- to four-family residential	848	904
Non-owner occupied one- to four-family residential	1,743	1,758
Commercial real estate	352	1,226
Other residential	—	1,877
Commercial business	2,852	2,063
Industrial revenue bonds	—	—
Consumer auto	1,482	2,272
Consumer other	441	557
Home equity lines of credit	316	404

Total	$8,125	$11,159

The following table presents the activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2018.  Also presented are the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of June 30, 2018:

	One- to Four-
	Family
	Residential and	Other	Commercial	Commercial	Commercial
	Construction	Residential	Real Estate	Construction	Business	Consumer	Total
	(In Thousands)

Allowance for loan losses
Balance April 1, 2018	$2,602	$3,212	$18,062	$2,188	$3,695	$6,551	$36,310
Provision (benefit) charged to expense	63	364	1,297	109	(454)	571	1,950
Losses charged off	(27)	(75)	—	(46)	(472)	(2,112)	(2,732)
Recoveries	89	344	115	144	222	1,114	2,028
Balance June 30, 2018	$2,727	$3,845	$19,474	$2,395	$2,991	$6,124	$37,556

Balance January 1, 2018	$2,108	$2,839	$18,639	$1,767	$3,581	$7,558	$36,492
Provision (benefit) charged to expense	487	969	811	471	28	1,134	3,900
Losses charged off	(41)	(331)	(102)	(83)	(881)	(4,934)	(6,372)
Recoveries	173	368	126	240	263	2,366	3,536
Balance June 30, 2018	$2,727	$3,845	$19,474	$2,395	$2,991	$6,124	$37,556

Ending balance:
Individually evaluated for
impairment	$737	$—	$220	$—	$1,422	$641	$3,020
Collectively evaluated for
impairment	$1,953	$3,817	$18,988	$2,322	$1,545	$5,443	$34,068
Loans acquired and
accounted for under
ASC 310-30	$37	$28	$266	$73	$24	$40	$468

Loans
Individually evaluated for
impairment	$6,740	$1,015	$8,313	$15	$3,350	$3,330	$22,763
Collectively evaluated for
impairment	$381,570	$784,187	$1,299,653	$1,305,192	$363,983	$470,441	$4,605,026
Loans acquired and
accounted for under
ASC 310-30	$103,903	$13,193	$36,857	$3,404	$4,444	$22,335	$184,136

The following table presents the activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2017:

	One- to Four-
	Family
	Residential and	Other	Commercial	Commercial	Commercial
	Construction	Residential	Real Estate	Construction	Business	Consumer	Total
	(In Thousands)

Allowance for loan losses
Balance April 1, 2017	$2,857	$3,790	$15,487	$2,497	$4,671	$7,691	$36,993
Provision (benefit) charged to expense	(427)	(147)	1,246	(724)	(661)	2,663	1,950
Losses charged off	(41)	(2)	(1,291)	(92)	—	(2,565)	(3,991)
Recoveries	24	14	—	30	355	1,158	1,581
Balance June 30, 2017	$2,413	$3,655	$15,442	$1,711	$4,365	$8,947	$36,533

Balance January 1, 2017	$2,322	$5,486	$15,938	$2,284	$3,015	$8,355	$37,400
Provision (benefit) charged to expense	122	(1,898)	770	(223)	1,224	4,205	4,200
Losses charged off	(76)	(2)	(1,292)	(387)	(275)	(5,968)	(8,000)
Recoveries	45	69	26	37	401	2,355	2,933
Balance June 30, 2017	$2,413	$3,655	$15,442	$1,711	$4,365	$8,947	$36,533

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

Impaired loans (excluding FDIC-assisted loans, net of discount), are summarized as follows:

	June 30, 2018
		Unpaid
	Recorded	Principal	Specific
	Balance	Balance	Allowance

One- to four-family residential construction	$—	$—	$—
Subdivision construction	335	357	110
Land development	15	18	—
Commercial construction	—	—	—
Owner occupied one- to four-family residential	3,261	3,579	284
Non-owner occupied one- to four-family residential	3,144	3,465	343
Commercial real estate	8,313	8,468	220
Other residential	1,015	1,015	—
Commercial business	3,350	4,754	1,422
Industrial revenue bonds	—	—	—
Consumer auto	2,033	2,228	369
Consumer other	784	1,007	118
Home equity lines of credit	513	553	154

Total	$22,763	$25,444	$3,020

	Three Months Ended		Six Months Ended
	June 30, 2018		June 30, 2018
	Average		Average
	Investment	Interest	Investment	Interest
	in Impaired	Income	in Impaired	Income
	Loans	Recognized	Loans	Recognized
	(In Thousands)

One- to four-family residential construction	$—	$—	$—	$—
Subdivision construction	338	2	354	8
Land development	15	—	15	—
Commercial construction	—	—	—	—
Owner occupied one- to four-family residential	3,272	44	3,283	89
Non-owner occupied one- to four-family residential	3,225	38	3,331	92
Commercial real estate	7,391	145	7,328	223
Other residential	1,017	10	1,714	20
Commercial business	3,559	258	3,625	289
Industrial revenue bonds	—	—	—	—
Consumer auto	2,034	40	2,247	81
Consumer other	879	18	874	37
Home equity lines of credit	528	9	548	28

Total	$22,258	$564	$23,319	$867

	At or for the Year Ended December 31, 2017
				Average
		Unpaid		Investment	Interest
	Recorded	Principal	Specific	in Impaired	Income
	Balance	Balance	Allowance	Loans	Recognized
	(In Thousands)

One- to four-family residential construction	$—	$—	$—	$193	$—
Subdivision construction	349	367	114	584	22
Land development	15	18	—	1,793	24
Commercial construction	—	—	—	—	—
Owner occupied one- to four-family residential	3,405	3,723	331	3,405	166
Non-owner occupied one- to four-family residential	3,196	3,465	68	2,419	165
Commercial real estate	8,315	8,490	599	9,075	567
Other residential	2,907	2,907	—	3,553	147
Commercial business	3,018	4,222	2,140	5,384	173
Industrial revenue bonds	—	—	—	—	—
Consumer auto	2,713	2,898	484	2,383	222
Consumer other	825	917	124	906	69
Home equity lines of credit	591	648	91	498	33

Total	$25,334	$27,655	$3,951	$30,193	$1,588

	June 30, 2017
		Unpaid
	Recorded	Principal	Specific
	Balance	Balance	Allowance
	(In Thousands)

One- to four-family residential construction	$380	$380	$—
Subdivision construction	498	512	120
Land development	457	545	—
Commercial construction	—	—	—
Owner occupied one- to four-family residential	3,475	3,766	357
Non-owner occupied one- to four-family residential	2,189	2,446	88
Commercial real estate	5,945	6,303	67
Other residential	3,582	3,600	—
Commercial business	6,973	7,827	3,189
Industrial revenue bonds	—	—	—
Consumer auto	2,272	2,462	412
Consumer other	885	998	133
Home equity lines of credit	359	431	58

Total	$27,015	$29,270	$4,424

	Three Months Ended		Six Months Ended
	June 30, 2017		June 30, 2017
	Average		Average
	Investment	Interest	Investment	Interest
	in Impaired	Income	in Impaired	Income
	Loans	Recognized	Loans	Recognized
	(In Thousands)

One- to four-family residential construction	$382	$—	$386	$—
Subdivision construction	701	5	756	12
Land development	3,069	5	3,267	21
Commercial construction	—	—	—	—
Owner occupied one- to four-family residential	3,302	43	3,356	80
Non-owner occupied one- to four-family residential	2,066	26	1,999	48
Commercial real estate	9,056	101	10,193	159
Other residential	3,719	37	3,761	75
Commercial business	6,979	40	6,432	126
Industrial revenue bonds	—	—	—	—
Consumer auto	2,029	48	2,211	77
Consumer other	857	24	827	39
Home equity lines of credit	339	8	367	18

Total	$32,499	$337	$33,555	$655

At June 30, 2018, $9.7 million of impaired loans had specific valuation allowances totaling $3.0 million.  At December 31, 2017, $12.7 million of impaired loans had specific valuation allowances totaling $4.0 million.

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

The following tables present newly restructured loans during the three and six months ended June 30, 2018 and 2017, respectively, by type of modification:

	Three Months Ended June 30, 2018
				Total
	Interest Only	Term	Combination	Modification
	(In Thousands)

Consumer	$—	$287	$—	$287

	Three Months Ended June 30, 2017
				Total
	Interest Only	Term	Combination	Modification
	(In Thousands)

Consumer	$—	$5	$—	$5

	Six Months Ended June 30, 2018
				Total
	Interest Only	Term	Combination	Modification
	(In Thousands)

Mortgage loans on real estate:
One- to four-family residential	$1,348	$—	$—	$1,348
Consumer	—	439	—	439

	$1,348	$439	$—	$1,787

	Six Months Ended June 30, 2017
				Total
	Interest Only	Term	Combination	Modification
	(In Thousands)

Commercial business	$—	$—	$274	$274
Consumer	—	5	—	5

	$—	$5	$274	$279

At June 30, 2018, the Company had $13.4 million of loans that were modified in troubled debt restructurings and impaired, as follows:  $259,000 of construction and land development loans, $5.5 million of single family and multi-family residential mortgage loans, $6.0 million of commercial real estate loans, $836,000 of commercial business loans and $886,000 of consumer loans.  Of the total troubled debt restructurings at June 30, 2018, $11.1 million were accruing interest and $7.5 million were classified as substandard using the Company's internal grading system, which is described below.  The Company had no troubled debt restructurings which were modified in the previous 12 months and subsequently defaulted during the six months ended June 30, 2018.  When loans modified as troubled debt restructurings have subsequent payment defaults, the defaults are factored into the determination of the allowance for loan losses to ensure specific valuation allowances reflect amounts considered uncollectible.  At

December 31, 2017, the Company had $15.0 million of loans that were modified in troubled debt restructurings and impaired, as follows:  $266,000 of construction and land development loans, $6.2 million of single family and multi-family residential mortgage loans, $7.1 million of commercial real estate loans, $867,000 of commercial business loans and $617,000 of consumer loans.  Of the total troubled debt restructurings at December 31, 2017, $12.3 million were accruing interest and $8.8 million were classified as substandard using the Company's internal grading system.

During the three and six months ended June 30, 2018, $16,000 and $39,000 of loans, respectively, all of which consisted of one- to four-family residential loans, designated as troubled debt restructurings met the criteria for placement back on accrual status.  The criteria is generally a minimum of six months of consistent and timely payment performance under original or modified terms.  During the three and six months ended June 30, 2017, $111,000 and $345,000 of loans, respectively, all of which consisted of one- to four- family residential loans, designated as troubled debt restructurings met the criteria for placement back on accrual status.

The Company reviews the credit quality of its loan portfolio using an internal grading system that classifies loans as "Satisfactory," "Watch," "Special Mention," "Substandard" and "Doubtful."  Loans classified as watch are being monitored because of indications of potential weaknesses or deficiencies that may require future classification as special mention or substandard.  Special mention loans possess potential weaknesses that deserve management's close attention but do not expose the Bank to a degree of risk that warrants substandard classification.  Substandard loans are characterized by the distinct possibility that the Bank will sustain some loss if certain deficiencies are not corrected.  Doubtful loans are those having all the weaknesses inherent to those classified Substandard with the added characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.  Loans not meeting any of the criteria previously described are considered satisfactory.  The FDIC-assisted acquired loans are also evaluated using this internal grading system and are accounted for in pools.  Minimal adverse classification in these acquired loan pools was identified as of June 30, 2018 and December 31, 2017, respectively.  See Note 7 for further discussion of the acquired loan pools and the termination of the loss sharing agreements.

The Company evaluates the loan risk internal grading system definitions and allowance for loan loss methodology on an ongoing basis.  The general component of the allowance for loan losses is affected by several factors, including, but not limited to, average historical losses, average life of the loans, the current composition of the loan portfolio, current and expected economic conditions, collateral values and internal risk ratings.  Management considers all these factors in determining the adequacy of the Company's allowance for loan losses.  In early 2018, we expanded our loan risk rating system to allow for further segregation of satisfactory credits.  No significant changes were made to the allowance for loan loss methodology during the past year.

The loan grading system is presented by loan class below:

	June 30, 2018
			Special
	Satisfactory	Watch	Mention	Substandard	Doubtful	Total
	(In Thousands)

One- to four-family residential
construction	$31,139	$631	$—	$—	$—	$31,770
Subdivision construction	13,749	2,073	—	91	—	15,913
Land development	41,943	4,700	—	—	—	46,643
Commercial construction	1,258,564	—	—	—	—	1,258,564
Owner occupied one- to four-
family residential	226,388	—	—	1,823	—	228,211
Non-owner occupied one- to
four-family residential	109,007	1,423	—	1,986	—	112,416
Commercial real estate	1,297,215	3,726	—	7,025	—	1,307,966
Other residential	783,381	1,821	—	—	—	785,202
Commercial business	339,344	5,048	—	2,920	—	347,312
Industrial revenue bonds	20,021	—	—	—	—	20,021
Consumer auto	297,174	—	—	1,803	—	298,977
Consumer other	59,390	12	—	650	—	60,052
Home equity lines of credit	114,240	—	—	502	—	114,742
Loans acquired and accounted
for under ASC 310-30,
net of discounts	184,105	—	—	31	—	184,136

Total	$4,775,660	$19,434	$—	$16,831	$—	$4,811,925

	December 31, 2017
			Special
	Satisfactory	Watch	Mention	Substandard	Doubtful	Total
	(In Thousands)

One- to four-family residential
construction	$20,275	$518	$—	$—	$—	$20,793
Subdivision construction	15,602	2,362	—	98	—	18,062
Land development	39,171	4,800	—	—	—	43,971
Commercial construction	1,068,352	—	—	—	—	1,068,352
Owner occupied one- to-four-
family residential	188,706	—	—	1,809	—	190,515
Non-owner occupied one- to-
four-family residential	117,103	389	—	1,976	—	119,468
Commercial real estate	1,218,431	9,909	—	6,989	—	1,235,329
Other residential	742,237	1,532	—	1,876	—	745,645
Commercial business	344,479	6,306	—	2,066	500	353,351
Industrial revenue bonds	21,859	—	—	—	—	21,859
Consumer auto	354,588	—	—	2,554	—	357,142
Consumer other	62,682	—	—	686	—	63,368
Home equity lines of credit	114,860	—	—	579	—	115,439
Loans acquired and accounted
for under ASC 310-30,
net of discounts	209,657	—	—	12	—	209,669

Total	$4,518,002	$25,816	$—	$18,645	$500	$4,562,963

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

The loans and foreclosed assets purchased in the InterBank transaction were covered by a loss sharing agreement between the FDIC and Great Southern Bank.  This agreement originally was to extend for ten years for 1-4 family real estate loans and for five years for other loans but was terminated early, effective June 9, 2017, by mutual agreement of Great Southern Bank and the FDIC.  See "Loss Sharing Agreements" below.  Based upon the acquisition date fair values of the net assets acquired, no goodwill was recorded.  A premium was recorded at the time of acquisition in conjunction with the fair value of the acquired loans and the amount amortized to yield during the three months ended June 30, 2018 and 2017 was $47,000 and $70,000, respectively.  The amount amortized to yield during the six months ended June 30, 2018 and 2017 was $100,000 and $146,000, respectively.

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

Based upon the acquisition date fair values of the net assets acquired, no goodwill was recorded. A premium was recorded in conjunction with the fair value of the acquired loans and the amount amortized to yield during the three months ended June 30, 2018 and 2017 was $0 and $63,000, respectively.  The amount amortized to yield during the six months ended June 30, 2018 and 2017 was $11,000 and $143,000, respectively.

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

The amount of the estimated cash flows expected to be received from the acquired loan pools in excess of the fair values recorded for the loan pools is referred to as the accretable yield.  The accretable yield is recognized as interest income over the estimated lives of the loans.  The Company continues to evaluate the fair value of the loans including cash flows expected to be collected.  Increases in the Company's cash flow expectations are recognized as increases to the accretable yield while decreases are recognized as impairments through the allowance for loan losses.  During the three and six months ended June 30, 2018, improvements in expected cash flows related to the acquired loan portfolios resulted in adjustments of $725,000 and $2.5 million, respectively, to the accretable yield to be spread over the estimated remaining lives of the loans on a level-yield basis. During the three and six months ended June 30, 2017, similar such adjustments totaling $-0- and $155,000, respectively, were made to the accretable yield.  The increases in expected cash flows also reduced the amount of expected reimbursements under the loss sharing agreements, when applicable, until they were terminated or expired.

Because these adjustments to accretable yield will be recognized generally over the remaining lives of the loan pools, they will impact future periods as well.  The remaining accretable yield adjustment that will affect interest income is $2.9 million.  Of the remaining adjustments affecting interest income, we expect to recognize $1.4 million of interest income during the remainder of 2018.  Additional adjustments to accretable yield may be recorded in future periods from the FDIC-assisted transactions, as the Company continues to estimate expected cash flows from the acquired loan pools.

The impact of adjustments on the Company's financial results is shown below:

	Three Months Ended		Three Months Ended
	June 30, 2018		June 30, 2017
	(In Thousands, Except Per Share Data
	and Basis Points Data)

Impact on net interest income/
net interest margin (in basis points)	$1,070	10 bps	$1,282	12 bps
Non-interest income	—		—
Net impact to pre-tax income	$1,070		$1,282
Net impact net of taxes	$831		$817
Impact to diluted earnings per share	$0.06		$0.06

	Six Months Ended		Six Months Ended
	June 30, 2018		June 30, 2017
	(In Thousands, Except Per Share Data
	and Basis Points Data)

Impact on net interest income/
net interest margin (in basis points)	$2,227	11 bps	$3,262	16 bps
Non-interest income	—		(634)
Net impact to pre-tax income	$2,227		$2,628
Net impact net of taxes	$1,729		$1,674
Impact to diluted earnings per share	$0.12		$0.12

TeamBank Loans and Foreclosed Assets.  The following tables present the balances of the acquired loans and foreclosed assets related to the TeamBank transaction at June 30, 2018 and December 31, 2017. Through June 30, 2018, gross loan balances (due from the borrower) were reduced approximately $424.0 million since the transaction date because of $291.3 million of repayments from borrowers, $61.7 million in transfers to foreclosed assets and $71.0 million in charge-offs to customer loan balances.  Based upon the collectability analyses performed at the time of the acquisition, we expected certain levels of foreclosures and charge-offs and actual results have been better than our expectations.  As a result, cash flows expected to be received from the acquired loan pools have increased, resulting in adjustments that were made to the related accretable yield as described above.

	June 30, 2018
		Foreclosed
	Loans	Assets
	(In Thousands)

Initial basis for loss sharing determination,
net of activity since acquisition date	$12,154	$35
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(494)	—
Original estimated fair value of assets, net of activity since
acquisition date	(11,543)	(35)

Expected loss remaining	$117	$—

	December 31, 2017
		Foreclosed
	Loans	Assets
	(In Thousands)

Initial basis for loss sharing determination,
net of activity since acquisition date	$13,668	$35
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(589)	—
Original estimated fair value of assets, net of activity since
acquisition date	(12,948)	(35)

Expected loss remaining	$131	$—

Vantus Bank Loans and Foreclosed Assets.  The following tables present the balances of the acquired loans and foreclosed assets related to the Vantus Bank transaction at June 30, 2018 and December 31, 2017. Through June 30, 2018, gross loan balances (due from the borrower) were reduced approximately $315.0 million since the transaction date because of $269.3 million of repayments from borrowers, $16.7 million in transfers to foreclosed assets and $29.0 million in charge-offs to customer loan balances.  Based upon the collectability analyses performed at the time of the acquisition, we expected certain levels of foreclosures and charge-offs and actual results have been better than our expectations.  As a result, cash flows expected to be received from the acquired loan pools have increased, resulting in adjustments that were made to the related accretable yield as described above.

	June 30, 2018
		Foreclosed
	Loans	Assets
	(In Thousands)

Initial basis for loss sharing determination,
net of activity since acquisition date	$16,515	$15
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(91)	—
Original estimated fair value of assets, net of activity since
acquisition date	(16,195)	(15)

Expected loss remaining	$229	$—

	December 31, 2017
		Foreclosed
	Loans	Assets
	(In Thousands)

Initial basis for loss sharing determination,
net of activity since acquisition date	$18,965	$15
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(131)	—
Original estimated fair value of assets, net of activity since
acquisition date	(18,605)	(15)

Expected loss remaining	$229	$—

Sun Security Bank Loans and Foreclosed Assets.  The following tables present the balances of the acquired loans and foreclosed assets related to the Sun Security Bank transaction at June 30, 2018 and December 31, 2017.  Through June 30, 2018, gross loan balances (due from the borrower) were reduced approximately $211.5 million since the transaction date because of $152.0 million of repayments from borrowers, $28.6 million in transfers to foreclosed assets and $30.9 million of charge-offs to customer loan balances.  Based upon the collectability analyses performed at the time of the acquisition, we expected certain levels of foreclosures and charge-offs and actual results have been better than our expectations.  As a result, cash flows expected to be received from the acquired loan pools have increased, resulting in adjustments that were made to the related accretable yield as described above.

	June 30, 2018
		Foreclosed
	Loans	Assets
	(In Thousands)

Initial basis for loss sharing determination,
net of activity since acquisition date	$22,971	$383
Reclassification from nonaccretable discount to accretable discount due to change in expected losses (net of accretion to date)	(453)	—
Original estimated fair value of assets, net of activity since
acquisition date	(21,757)	(292)

Expected loss remaining	$761	$91

	December 31, 2017
		Foreclosed
	Loans	Assets
	(In Thousands)

Initial basis for loss sharing determination,
net of activity since acquisition date	$26,787	$306
Reclassification from nonaccretable discount to accretable discount due to change in expected losses (net of accretion to date)	(494)	—
Original estimated fair value of assets, net of activity since
acquisition date	(25,348)	(299)

Expected loss remaining	$945	$7

InterBank Loans and Foreclosed Assets.  The following table presents the balances of the acquired loans and foreclosed assets related to the InterBank transaction at June 30, 2018 and December 31, 2017.  Through June 30, 2018, gross loan balances (due from the borrower) were reduced approximately $297.4 million since the transaction date because of $255.3 million of repayments by the borrower, $19.7 million in transfers to foreclosed assets and $22.4 million of charge-offs to customer loan balances.  Based upon the collectability analyses performed at the time of the acquisition, we expected certain levels of foreclosures and charge-offs and actual results have been better than our expectations.  As a result, cash flows expected to be received from the acquired loan pools have increased, resulting in adjustments that were made to the related accretable yield as described above.

	June 30, 2018
		Foreclosed
	Loans	Assets
	(In Thousands)

Initial basis for loss sharing determination,
net of activity since acquisition date	$95,851	$1,477
Non-credit premium/(discount), net of activity since acquisition date	174	—
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(1,413)	—
Original estimated fair value of assets, net of activity since
acquisition date	(82,987)	(1,292)

Expected loss remaining	$11,625	$185

	December 31, 2017
		Foreclosed
	Loans	Assets
	(In Thousands)

Initial basis for loss sharing determination,
net of activity since acquisition date	$112,399	$2,012
Non-credit premium/(discount), net of activity since acquisition date	274	—
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(972)	—
Original estimated fair value of assets, net of activity since
acquisition date	(98,321)	(1,785)

Expected loss remaining	$13,380	$227

Valley Bank Loans and Foreclosed Assets.  The following tables present the balances of the acquired loans and foreclosed assets related to the Valley Bank transaction at June 30, 2018 and December 31, 2017.  Through June 30, 2018, gross loan balances (due from the borrower) were reduced approximately $136.9 million since the transaction date because of $125.0 million of repayments by the borrower, $4.0 million in transfers to foreclosed assets and $7.9 million of charge-offs to customer loan balances.  Based upon the collectability analyses performed at the time of the acquisition, we expected certain levels of foreclosures and charge-offs and actual results have been better than our expectations. As a result, cash flows expected to be received from the acquired loan pools have increased, resulting in adjustments that were made to the related accretable yield as described above.

	June 30 2018
		Foreclosed
	Loans	Assets
	(In Thousands)

Initial basis, net of activity since acquisition date	$56,313	$1,637
Non-credit premium/(discount), net of activity since acquisition date	—	—
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(412)	—
Original estimated fair value of assets, net of activity since
acquisition date	(51,649)	(1,631)

Expected loss remaining	$4,252	$6

	December 31, 2017
		Foreclosed
	Loans	Assets
	(In Thousands)

Initial basis, net of activity since acquisition date	$59,997	$1,673
Non-credit premium/(discount), net of activity since acquisition date	11	—
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(411)	—
Original estimated fair value of assets, net of activity since
acquisition date	(54,442)	(1,667)

Expected loss remaining	$5,155	$6

Changes in the accretable yield for acquired loan pools were as follows for the three and six months ended June 30, 2018 and 2017:

			Sun Security
	TeamBank	Vantus Bank	Bank	InterBank	Valley Bank
	(In Thousands)

Balance, April 1, 2017	$2,496	$2,354	$3,795	$6,910	$4,400
Accretion	(312)	(383)	(574)	(1,885)	(1,470)
Change in expected
accretable yield(1)	119	209	465	389	383

Balance, June 30, 2017	$2,303	$2,180	$3,686	$5,414	$3,313

Balance, April 1, 2018	$1,827	$1,755	$2,069	$6,904	$3,416
Accretion	(215)	(338)	(424)	(1,827)	(1,066)
Change in expected
accretable yield(1)	130	235	410	833	624

Balance, June 30, 2018	$1,742	$1,652	$2,055	$5,910	$2,974

(1)
Represents increases in estimated cash flows expected to be received from the acquired loan pools, partially due to lower estimated credit losses.  The amounts also include changes in expected accretion of the loan pools for TeamBank, Vantus Bank, Sun Security Bank, InterBank and Valley Bank for the three months ended June 30, 2018, totaling $115,000, $235,000, $236,000, $518,000 and $404,000, respectively, and for the three months ended June 30, 2017, totaling $119,000, $209,000, $465,000, $389,000 and $383,000, respectively.

			Sun Security
	TeamBank	Vantus Bank	Bank	InterBank	Valley Bank
	(In Thousands)

Balance, January 1, 2017	$2,477	$2,547	$4,277	$8,512	$4,797
Accretion	(967)	(739)	(1,196)	(4,162)	(3,394)
Change in expected
accretable yield(1)	793	372	605	1,064	1,910

Balance, June 30, 2017	$2,303	$2,180	$3,686	$5,414	$3,313

Balance, January 1, 2018	$2,071	$1,850	$2,901	$5,074	$2,695
Accretion	(442)	(617)	(854)	(3,650)	(2,197)
Change in expected
accretable yield(1)	113	419	8	4,486	2,476

Balance, June 30, 2018	$1,742	$1,652	$2,055	$5,910	$2,974

(1)     Represents increases in estimated cash flows expected to be received from the acquired loan pools, partially due to lower estimated credit losses.  The amounts also include changes in expected accretion of the loan pools for TeamBank, Vantus Bank, Sun Security Bank, InterBank and Valley Bank for the six months endedJune 30, 2018, totaling $98,000, $419,000, $(167,000), $2.9 million and $1.7 million, respectively, and for the six months ended June 30, 2017, totaling $793,000, $367,000, $605,000, $1.1 million and $1.8 million, respectively.

NOTE 8: OTHER REAL ESTATE OWNED AND REPOSSESSIONS

Major classifications of other real estate owned were as follows:

	June 30,	December 31,
	2018	2017
	(In Thousands)

Foreclosed assets held for sale and repossessions
One- to four-family construction	$—	$—
Subdivision construction	2,715	5,413
Land development	5,068	7,229
Commercial construction	—	—
One- to four-family residential	622	112
Other residential	1,744	140
Commercial real estate	1,745	1,694
Commercial business	—	—
Consumer	1,470	1,987
	13,364	16,575
Foreclosed assets acquired through FDIC-assisted
transactions, net of discounts	3,274	3,799

Foreclosed assets held for sale and repossessions, net	16,638	20,374

Other real estate owned not acquired through foreclosure	1,628	1,628

Other real estate owned and repossessions	$18,266	$22,002

At June 30, 2018 and December 31, 2017, other real estate owned not acquired through foreclosure included 10 properties, nine of which were branch locations that were closed and are held for sale, and one of which is land acquired for a potential branch location.

At June 30, 2018, residential mortgage loans totaling $1.6 million were in the process of foreclosure, $1.3 million of which were acquired loans.

Expenses applicable to other real estate owned included the following:

	Three Months Ended
	June 30,
	2018	2017
	(In Thousands)

Net gain on sales of other real estate and repossessions	$(977)	$(225)
Valuation write-downs	2,757	—
Operating expenses, net of rental income	957	902

	$2,737	$677

	Six Months Ended
	June 30,
	2018	2017
	(In Thousands)

Net gain on sales of other real estate and repossessions	$(1,449)	$(728)
Valuation write-downs	3,373	—
Operating expenses, net of rental income	1,954	1,979

	$3,878	$1,251

NOTE 9: DEPOSITS

	June 30,	December 31,
	2018	2017
	(In Thousands)

Time Deposits:
0.00% - 0.99%	$185,845	$254,502
1.00% - 1.99%	728,638	1,006,373
2.00% - 2.99%	465,550	106,888
3.00% - 3.99%	1,983	701
4.00% - 4.99%	1,122	1,108
5.00% and above	273	272
Total time deposits (1.61% - 1.24%)	1,383,411	1,369,844
Non-interest-bearing demand deposits	667,516	661,589
Interest-bearing demand and savings deposits (0.37% - 0.32%)	1,546,130	1,565,711
Total Deposits	$3,597,057	$3,597,144

NOTE 10: ADVANCES FROM FEDERAL HOME LOAN BANK

Advances from the Federal Home Loan Bank (FHLBank advances) at June 30, 2018 and December 31, 2017 consisted of the following:

	June 30, 2018		December 31, 2017
		Weighted		Weighted
		Average		Average
		Interest		Interest
Due In	Amount	Rate	Amount	Rate
	(In Thousands)		(In Thousands)

2018	$259,000	2.06%	$127,500	1.53%

NOTE 11: SECURITIES SOLD UNDER REVERSE REPURCHASE AGREEMENTS AND SHORT-TERM BORROWINGS

	June 30, 2018	December 31, 2017
	(In Thousands)

Notes payable – Community Development Equity Funds	$1,360	$1,604
Overnight borrowings from the Federal Home Loan Bank	—	15,000
Securities sold under reverse repurchase agreements	95,543	80,531

	$96,903	$97,135

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

	June 30, 2018	December 31, 2017
	Overnight and	Overnight and
	Continuous	Continuous
(In Thousands)

Mortgage-backed securities – GNMA, FNMA, FHLMC	$95,543	$80,531

NOTE 12: SUBORDINATED NOTES

On August 8, 2016, the Company completed the public offering and sale of $75.0 million of its subordinated notes.  The notes are due August 15, 2026, and have a fixed interest rate of 5.25% until August 15, 2021, at which time the rate becomes floating at a rate equal to three-month LIBOR plus 4.087%.  The Company may call the notes at par beginning on August 15, 2021, and on any scheduled interest payment date thereafter.  The notes were sold at par, resulting in net proceeds, after underwriting discounts and commissions, legal, accounting and other professional fees, of approximately $73.5 million.  Total debt issuance costs, totaling approximately $1.5 million, were deferred and are being amortized over the expected life of the notes, which is 10 years.  Amortization of the debt issuance costs during the three months ended June 30, 2018 and 2017, totaled $38,000 and $38,000, respectively, and is included in interest expense on subordinated notes in the consolidated statements of income, resulting in an imputed interest rate of 5.47%.  Amortization of the debt issuance costs during the six months ended June 30, 2018 and 2017, totaled $78,000 and $76,000, respectively,

At June 30, 2018 and December 31, 2017, subordinated notes are summarized as follows:

	June 30, 2018	December 31, 2017
	(In Thousands)

Subordinated notes	$75,000	$75,000
Less: unamortized debt issuance costs	1,234	1,312
	$73,766	$73,688

NOTE 13: INCOME TAXES

Reconciliations of the Company's effective tax rates to the statutory corporate tax rates were as follows:

	Three Months Ended June 30,
	2018	2017

Tax at statutory rate	21.0%	35.0%
Nontaxable interest and dividends	(0.8)	(1.2)
Tax credits	(3.6)	(4.3)
State taxes	1.2	1.8
Other	(0.1)	(0.5)

	17.7%	30.8%

	Six Months Ended June 30,
	2018	2017

Tax at statutory rate	21.0%	35.0%
Nontaxable interest and dividends	(0.9)	(1.5)
Tax credits	(4.0)	(5.1)
State taxes	1.2	1.5
Other	(0.3)	(1.0)

	17.0%	28.9%

H.R. 1, originally known as the Tax Cuts and Jobs Act ("Tax Act") was signed into law on December 22, 2017, making several changes to U. S. corporate income tax laws, including reducing the corporate Federal income tax rate from 35% to 21% effective January 1, 2018.  U. S. GAAP requires that the impact of the provisions of the Tax Act be accounted for in the period of enactment and the Company recognized the income tax effects of the Tax Act in its 2017 financial statements.  The Tax Act is complex and requires significant detailed analysis.  During the preparation of the Company's 2017 income tax returns in 2018, additional adjustments related to enactment of the Tax Act may be identified.  We do not currently expect significant adjustments will be necessary, but any further adjustments identified will be recognized in accordance with guidance contained in Staff Accounting Bulletin No. 118 from the U. S. Securities and Exchange Commission.

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

The Company was previously under State of Missouri income and franchise tax examinations for its 2014 through 2015 tax years.  The Company disagreed with the proposed results of these examinations.  As a result, the Company has filed a protest with the state outlining its tax position and support under Missouri law. Therefore, the Company does not currently expect significant adjustments to its financial statements from this examination.  During 2017, the Company settled an appeal with the Kansas Department of Revenue.  The settlement did not result in any significant adjustments to the Company's financial statements.

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

The Company considers transfers between the levels of the hierarchy to be recognized at the end of related reporting periods.  From December 31, 2017 to June 30, 2018, no assets for which fair value is measured on a recurring basis transferred between any levels of the hierarchy.

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying statements of financial condition measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fell at June 30, 2018 and December 31, 2017:

		Fair value measurements using
		Quoted prices
		in active
		markets	Other	Significant
		for identical	observable	unobservable
		assets	inputs	inputs
	Fair value	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)

June 30, 2018
Mortgage-backed securities	$116,365	$—	$116,365	$—
States and political subdivisions	53,606	—	53,606	—
Interest rate derivative asset	1,273	—	1,273	—
Interest rate derivative liability	(1,273)	—	(1,273)	—

December 31, 2017
Mortgage-backed securities	$122,533	$—	$122,533	$—
States and political subdivisions	56,646	—	56,646	—
Interest rate derivative asset	981	—	981	—
Interest rate derivative liability	(1,030)	—	(1,030)	—

The following is a description of inputs and valuation methodologies used for assets recorded at fair value on a recurring basis and recognized in the accompanying statements of financial condition at June 30, 2018 and December 31, 2017, as well as the general classification of such assets pursuant to the valuation hierarchy.  There have been no significant changes in the valuation techniques during the six-month period ended June 30, 2018.  For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

Available-for-Sale Securities. Investment securities available for sale are recorded at fair value on a recurring basis. The fair values used by the Company are obtained from an independent pricing service, which represent either quoted market prices for the identical asset or fair values determined by pricing models, or other model-based valuation techniques, that consider observable market data, such as interest rate volatilities, LIBOR yield curve, credit spreads and prices from market makers and live trading systems.  Recurring Level 2 securities include U.S. government agency securities, mortgage-backed securities, state and municipal bonds and certain other investments. Inputs used for valuing Level 2 securities include observable data that may include dealer quotes, benchmark yields, market spreads, live trading levels and market consensus prepayment speeds, among other things. Additional inputs include indicative values derived from the independent pricing service's proprietary computerized models.  There were no recurring Level 3 securities at June 30, 2018 or December 31, 2017.

Interest Rate Derivatives. The fair value is estimated using forward-looking interest rate curves and is determined using observable market rates and, therefore, are classified within Level 2 of the valuation hierarchy.

Nonrecurring Measurements

The following tables present the fair value measurements of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2018 and December 31, 2017:

		Fair Value Measurements Using
		Quoted prices
		in active
		markets	Other	Significant
		for identical	observable	unobservable
		assets	inputs	inputs
	Fair value	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)

June 30, 2018
Impaired loans	$5,450	$—	$—	$5,450

Foreclosed assets held for sale	$3,662	$—	$—	$3,662

December 31, 2017
Impaired loans	$1,590	$—	$—	$1,590

Foreclosed assets held for sale	$1,758	$—	$—	$1,758

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

Loans Held for Sale.  Mortgage loans held for sale are recorded at the lower of carrying value or fair value.  The fair value of mortgage loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics.  As such, the Company classifies mortgage loans held for sale as Nonrecurring Level 2.  Write-downs to fair value typically do not occur as the Company generally enters into commitments to sell individual mortgage loans at the time the loan is originated to reduce market risk.  The Company typically does not have commercial loans held for sale.  At June 30, 2018 and December 31, 2017, the aggregate fair value of mortgage loans held for sale exceeded their cost.  Accordingly, no mortgage loans held for sale were marked down and reported at fair value.

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

The Company records impaired loans as Nonrecurring Level 3. If a loan's fair value as estimated by the Company is less than its carrying value, the Company either records a charge-off of the portion of the loan that exceeds the fair value or establishes a reserve within the allowance for loan losses specific to the loan.  Loans for which such charge-offs or reserves were recorded during the six months ended June 30, 2018 or the year ended December 31, 2017, are shown in the table above (net of reserves).

Foreclosed Assets Held for Sale.  Foreclosed assets held for sale are initially recorded at fair value less estimated cost to sell at the date of foreclosure.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less estimated cost to sell.  Foreclosed assets held for sale are classified within Level 3 of the fair value hierarchy.  The foreclosed assets represented in the table above have been re-measured during the six months ended June 30, 2018 or the year ended December 31, 2017, subsequent to their initial transfer to foreclosed assets.

Fair Value of Financial Instruments

The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying statements of financial condition at amounts other than fair value.

Cash and Cash Equivalents and Federal Home Loan Bank Stock. The carrying amount approximates fair value.

Loans and Interest Receivable.  For June 30, 2018, the fair value of loans is estimated on an exit price basis incorporating contractual cash flow, prepayments discount spreads, credit loss and liquidity premiums.  For December 31, 2017, the fair value of loans was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.  Loans with similar characteristics were aggregated for purposes of the calculations.  The carrying amount of accrued interest receivable approximates its fair value.

Deposits and Accrued Interest Payable.  The fair value of demand deposits and savings accounts is the amount payable on demand at the reporting date, i.e., their carrying amounts.  For June 30, 2018, the fair value of fixed maturity certificates of deposit is estimated using a discounted cash flow calculation using the average advances yield curve from 11 districts of the FHLB for the as of date.  For December 31, 2017, the discounted cash flow calculation applied the rates currently offered for deposits of similar remaining maturities.  The carrying amount of accrued interest payable approximates its fair value.

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

	June 30, 2018			December 31, 2017
	Carrying	Fair	Hierarchy	Carrying	Fair	Hierarchy
	Amount	Value	Level	Amount	Value	Level
	(In Thousands)

Financial assets
Cash and cash equivalents	$280,485	$280,485	1	$242,253	$242,253	1
Held-to-maturity securities	—	—	2	130	131	2
Mortgage loans held for sale	5,087	5,087	2	8,203	8,203	2
Loans, net of allowance for loan losses	3,859,801	3,829,589	3	3,726,302	3,735,216	3
Accrued interest receivable	12,449	12,449	3	12,338	12,338	3
Investment in FHLBank stock	15,678	15,678	3	11,182	11,182	3

Financial liabilities
Deposits	3,597,057	3,587,494	3	3,597,144	3,606,400	3
FHLBank advances	259,000	259,000	3	127,500	127,500	3
Short-term borrowings	96,903	96,903	3	97,135	97,135	3
Subordinated debentures	25,774	25,774	3	25,774	25,774	3
Subordinated notes	73,766	75,563	2	73,688	76,500	2
Accrued interest payable	3,394	3,394	3	2,904	2,904	3

Unrecognized financial instruments (net of
contractual value)
Commitments to originate loans	—	—	3	—	—	3
Letters of credit	179	179	3	85	85	3
Lines of credit	—	—	3	—	—	3

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

As part of the Valley Bank FDIC-assisted acquisition, the Company acquired seven loans with related interest rate swaps.  Valley's swap program differed from the Company's in that Valley did not have back to back swaps with the customer and a counterparty.  Three of the seven acquired loans with interest rate swaps have paid off.  The notional amount of the four remaining Valley swaps was $2.3 million at June 30, 2018.  At June 30, 2018, excluding the Valley Bank swaps, the Company had 21 interest rate swaps totaling $88.9 million in notional amount with commercial customers, and 21 interest rate swaps with the same notional amount with third parties related to its program.  In addition, the Company has two participation loans purchased totaling $21.6 million, in which the lead institution has an interest rate swap with their customer and the economics of the counterparty swap are passed along to us through the loan participation.  As of December 31, 2017, excluding the Valley Bank swaps, the Company had 22 interest rate swaps totaling $92.7 million in notional amount with commercial customers, and 22 interest rate swaps with the same notional amount with third parties related to its program.  During the three months ended June 30, 2018 and 2017, the Company recognized net gains of $11,000 and net losses of $20,000, respectively, in noninterest income related to changes in the fair value of these swaps.  During the six months ended June 30, 2018 and 2017, the Company recognized net gains of $48,000 and net losses of $13,000, respectively, in noninterest income related to changes in the fair value of these swaps.

Cash Flow Hedges

As a strategy to maintain acceptable levels of exposure to the risk of changes in future cash flows due to interest rate fluctuations, the Company entered into two interest rate cap agreements for a portion of its floating rate debt associated with its trust preferred securities.  One agreement terminated in 2015 and one agreement terminated in 2017.  The effective portion of the gain or loss on the derivative was reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affected earnings.  No gains and losses related to changes in the fair value were recognized in current earnings during the three or six months ended June 30, 2018.  During the three and six months ended June 30, 2017, the Company recognized $96,000 and $183,000, respectively, in interest expense related to the amortization of the cost of the interest rate caps.

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the Consolidated Statements of Financial Condition:

	Location in	Fair Value
	Consolidated Statements	June 30,	December 31,
	of Financial Condition	2018	2017
		(In Thousands)
Derivatives not designated
as hedging instruments

Asset Derivatives
Interest rate products	Prepaid expenses and other assets	$1,273	$981

Total derivatives not designated
as hedging instruments		$1,273	$981

Liability Derivatives
Interest rate products	Accrued expenses and other liabilities	$1,273	$1,030

Total derivatives not designated
as hedging instruments		$1,273	$1,030

The following table presents the effect of derivative instruments on the statements of comprehensive income for the three and six months ended June 30, 2018 and 2017:

	Amount of Gain (Loss)
	Recognized in AOCI
	Three Months Ended June 30,
Cash Flow Hedges	2018	2017
	(In Thousands)

Interest rate cap, net of income taxes	$—	$46

	Amount of Gain (Loss)
	Recognized in AOCI
	Six Months Ended June 30,
Cash Flow Hedges	2018	2017
	(In Thousands)

Interest rate cap, net of income taxes	$—	$97

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

As of June 30, 2018, the termination value of derivatives with our derivative dealer counterparties in a net asset position, which included accrued interest but excluded any adjustment for nonperformance risk, related to these agreements was $1.3 million.  The Company has minimum collateral posting thresholds with its derivative dealer counterparties.  At June 30, 2018, the Company's activity with its derivative counterparties had not met the level at which the minimum collateral posting thresholds take effect and the Company had not posted any collateral to its derivative counterparties.  As of December 31, 2017, the termination value of derivatives in a net liability position, which included accrued interest but excluded any adjustment for nonperformance risk, related to these agreements was $336,000.  At December 31, 2017, the Company's activity with its derivative counterparties met the level at which the minimum collateral posting thresholds take effect and the Company posted $809,000 of collateral to satisfy the agreements.  If the Company had breached any of these provisions at June 30, 2018 or December 31, 2017, it could have been required to settle its obligations under the agreements at the termination value.

NOTE 16:  SUBSEQUENT EVENT – SALE OF CERTAIN BRANCHES

On July 20, 2018, the Company closed on the sale of four banking centers and related deposits in the Omaha, Neb., metropolitan market to Lincoln, Neb.-based West Gate Bank. Pursuant to the purchase and assumption agreement, the Bank sold branch deposits of approximately $56 million and sold substantially all branch-related real estate, fixed assets and ATMs. The Company recorded a pre-tax gain (excluding expenses related to the sale) of approximately $7.4 million on the sale based on the contractual deposit premium and the sales price of the branch assets.  The Company estimates that the gain will increase earnings approximately $0.38 (after tax) per diluted share, in the three months ending September 30, 2018.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

When used in this Quarterly Report on Form 10-Q and other documents filed or furnished by the Company with the Securities and Exchange Commission (the "SEC"), in the Company's press releases or other public or stockholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "intends" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including, among other things, (i) the possibility that the amounts of any pre-tax gain and the changes in non-interest income, non-interest expense and interest expense actually resulting from the Bank's recently completed transaction with West Gate Bank might be materially different from estimated amounts; (ii) the possibility that the actual reduction in the Company's effective tax rate expected to result from H. R. 1, formerly known as the "Tax Cuts and Jobs Act" (the "Tax Reform Legislation") might be different from the reduction estimated by the Company; (iii) expected revenues, cost savings, earnings accretion, synergies and other benefits from the Company's  merger and acquisition activities might not be realized within the anticipated time frames or at all, and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, might be greater than expected; (iv) changes in economic conditions, either nationally or in the Company's market areas; (v) fluctuations in interest rates; (vi) the risks of lending and investing activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses; (vii) the possibility of other-than-temporary impairments of securities held in the Company's securities portfolio; (viii) the Company's ability to access cost-effective funding; (ix) fluctuations in real estate values and both residential and commercial real estate market conditions; (x) demand for loans and deposits in the Company's market areas; (xi) the ability to adapt successfully to technological changes to meet customers' needs and developments in the marketplace; (xii) the possibility that security measures implemented might not be sufficient to mitigate the risk of a cyber attack or cyber theft, and that such security measures might not protect against systems failures or interruptions; (xiii) legislative or regulatory changes that adversely affect the Company's business, including, without limitation, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and its implementing regulations, the overdraft protection regulations and customers' responses thereto and the Tax Reform Legislation; (xiv) changes in accounting principles, policies or guidelines; (xv) monetary and fiscal policies of the Federal Reserve Board and the U.S. Government and other governmental initiatives affecting the financial services industry; (xvi) results of examinations of the Company and the Bank by their regulators, including the possibility that the regulators may, among other things, require the Company to limit its business activities, changes its business mix, increase its allowance for loan losses, write-down assets or increase its capital levels, or affect its ability to borrow funds or maintain or increase deposits, which could adversely affect its liquidity and earnings; (xvii) costs and effects of litigation, including settlements and judgments; and (xviii) competition. The Company wishes to advise readers that the factors listed above and other risks described from time to time in documents filed or furnished by the Company with the SEC could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

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

Goodwill and Intangible Assets

Goodwill and intangible assets that have indefinite useful lives are subject to an impairment test at least annually and more frequently if circumstances indicate their value may not be recoverable. Goodwill is tested for impairment using a process that estimates the fair value of each of the Company's reporting units compared with its carrying value. The Company defines reporting units as a level below each of its operating segments for which there is discrete financial information that is regularly reviewed. As of June 30, 2018, the Company had one reporting unit to which goodwill has been allocated – the Bank.  If the fair value of a reporting unit exceeds its carrying value, then no impairment is recorded. If the carrying value amount exceeds the fair value of a reporting unit, further testing is completed comparing the implied fair value of the reporting unit's goodwill to its carrying value to measure the amount of impairment. Intangible assets that are not amortized will be tested for impairment at least annually by comparing the fair values of those assets to their carrying values. At June 30, 2018, goodwill consisted of $5.4 million at the Bank reporting unit, which included goodwill of $4.2 million that was recorded during 2016 related to the acquisition of 12 branches from Fifth Third Bank.  Other identifiable intangible assets that are subject to amortization are amortized on a straight-line basis over a period of seven years. At June 30, 2018, the amortizable intangible assets consisted of core deposit intangibles of $4.6 million, which are described in the table below.  These amortizable intangible assets are reviewed for impairment if circumstances indicate their value may not be recoverable based on a comparison of fair value.

While the Company believes no impairment existed at June 30, 2018, different conditions or assumptions used to measure fair value of reporting units, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of the Company's impairment evaluation in the future.

A summary of goodwill and intangible assets is as follows:

	June 30, 2018	December 31, 2017
	(In Thousands)

Goodwill – Branch acquisitions	$5,396	$5,396
Deposit intangibles
Sun Security Bank	87	263
InterBank	109	181
Boulevard Bank	336	397
Valley Bank	1,200	1,400
Fifth Third Bank	2,897	3,213
	4,629	5,454
	$10,025	$10,850

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

The national unemployment rate at June 2018 remained steady at 4.0% and is 0.3% lower compared to June 2017.  Total nonfarm payroll employment edged up by 213,000 in June with employment increases in professional and business services, manufacturing, and health care.  The U.S. labor force participation rate (the share of working-age Americans who are either employed or are actively looking for a job) remained unchanged since March at 62.9%.  The unemployment rate for the Midwest, where most of the Company's business is conducted, was at 3.7% which is favorable in comparison to the National unemployment rate of 4.0%. Unemployment rates at June 30, 2018, were:  Missouri at 3.5%, Arkansas at 3.8%, Kansas at 3.4%, Iowa at 2.7%, Nebraska at 2.9%, Minnesota at 3.1%, Illinois at 4.3%, Oklahoma at 3.9% and Texas at 4.0%.  Of the metropolitan areas in which Great Southern Bank does business, the Tulsa area had the highest unemployment level at 3.9% as of May 2018. This rate had improved significantly since the 5% rate reported as of June 2017.  The unemployment rates for the Springfield and St. Louis market areas at 3.4% and 3.3% respectively; were well below the national average.  Metropolitan areas in Arkansas, Iowa, Nebraska and Minnesota boasted unemployment levels among the lowest in the nation.

Sales of newly built, single-family homes in June 2018 were at a seasonally adjusted annual rate of 631,000 according to U.S. Census Bureau and the Department of Housing and Urban Development estimates.  This is 5.3% below the revised May rate of 666,000, but is 2.4% above the June 2017 estimate of 616,000.  The median sales price of new houses sold in June 2018 was $302,100, down from $315,200 a year earlier.  The average sales price was $363,300, down slightly from $370,600 as of June 2017.  For the first six months of this year, new-home sales have risen 6.9% as a solid job market and shortage of existing homes on the market have boosted demand.  The inventory of new homes for sale was 301,000 at the end of June, which is a 5.7 months' supply at the current sales pace. In the Midwest, new home sales climbed 14.4% year-to-date.

Existing home sales decreased for the third straight month in June with declines occurring in the South and West exceeding sales gains in the Northeast and Midwest. In June 2018, existing home sales decreased 0.6% to a seasonally adjusted annual rate of 5.38 million, which is 2.2% below a year ago. The ongoing supply and demand imbalance helped push June's median sales price to an all-time high. This marks the 76th consecutive month of year over year gains as prices reached an all-time high.  The national median existing home price for all housing types in June was $276,900, up 5.2% from June 2017. The Midwest region existing home median sale price was $218,800, up 3.5% from a year ago.  Total housing inventory at the end of June climbed 4.3% to 1.95 million; 0.5% above a year ago.  Unsold inventory is a 4.3 month supply at the current sales pace compared to a 4.2 month supply a year ago.

The multi-family sector rebounded in 2017, with demand approaching the highest level on record. National vacancy rates were 5.8% at the end of June while our market areas reflected the following vacancy levels; Springfield, Mo. at 5.3%, St. Louis at 8.9%, Kansas City at 6.7%, Minneapolis at 4.6%, Tulsa, Okla. at 9.8%, Dallas-Fort Worth at 7.7% and Chicago at 6.0%.  Despite supply-side pressure, rent growth in 2018 had not slowed materially from the previous year's pace.  Sales transaction value continued to be strong, and cap rates appeared to have leveled off.  Supply is expected to outpace demand in 2018, putting upward pressure on vacancies and slowing rent growth. All of the Company's market areas within the multi-family sector are in expansion phase.

Nationally, approximately one-half of the suburban office markets are in an expansion market cycle -- characterized by decreasing vacancy rates, moderate/high new construction, high absorption, moderate/high employment growth and medium/high rental rate growth.  The Company's larger market areas in the suburban office expansion market cycle include Minneapolis, Dallas-Ft. Worth, and St. Louis.  Tulsa, Okla. and Kansas City are currently in the recovery market cycle -- typified by decreasing vacancy rates, low new construction, moderate absorption, low/moderate employment growth and negative/low rental rate growth. Chicago is currently in a recession market cycle typified by increasing vacancies, low absorption and low new construction.

Approximately 70% of the retail sector is in the expansion phase of the market cycle, with the rest in recovery mode.  Included in the retail expansion market segment are the Company's larger market areas -- Chicago, Minneapolis, Kansas City, Dallas-Ft. Worth, and St. Louis, with Chicago and Minneapolis in the latter stages of expansion.

All of the Company's larger industrial market areas are categorized as being in the expansion cycle with prospects of continuing good economic growth.

Occupancy, absorption and rental income levels of commercial real estate properties located throughout the Company's market areas remain stable according to information provided by real estate services firm CoStar Group.  Moderate real estate sales and financing activity is continuing to support loan growth.

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

Great Southern's total assets increased $154.3 million, or 3.5%, from $4.41 billion at December 31, 2017, to $4.57 billion at June 30, 2018. Full details of the current period changes in total assets are provided in the "Comparison of Financial Condition at June 30, 2018 and December 31, 2017" section of this Quarterly Report on Form 10-Q.

Loans.  Net loans increased $133.5 million, or 3.6%, from $3.73 billion at December 31, 2017, to $3.86 billion at June 30, 2018.  Included in the net increase in loans were reductions of $25.5 million in the FDIC-acquired loan portfolios.  In addition, there were higher than usual unscheduled significant paydowns on loans during the six months ended June 30, 2018.  Loan paydowns in excess of $1.0 million totaled $298 million for the six months ended June 30, 2018.  Excluding FDIC-assisted acquired loans and mortgage loans held for sale, total gross loans increased $274.5 million from December 31, 2017 to June 30, 2018.  Increases primarily occurred in commercial construction loans, commercial real estate loans, other residential (multi-family) loans and one-to four-family residential mortgage loans.  These increases were partially offset by decreases in consumer auto loans.  The increases were primarily due to loan growth in our existing banking center network and our commercial loan production offices.  As loan demand is affected by a variety of factors, including general economic conditions, and because of the competition we face and our focus on pricing discipline and credit quality, no assurances can be made regarding our future loan growth.  The Company's strategy continues to be focused on maintaining credit risk and interest rate risk at appropriate levels.

Recent loan growth has occurred in several loan types, primarily commercial construction loans, commercial real estate loans, other residential (multi-family) loans and one- to four-family residential mortgage loans and in most of

Great Southern's primary lending locations, including Springfield, St. Louis, Kansas City, Des Moines and Minneapolis, as well as the loan production offices in Chicago, Dallas and Tulsa.  Certain minimum underwriting standards and monitoring help assure the Company's portfolio quality. Great Southern's loan committee reviews and approves all new loan originations in excess of lender approval authorities.  Generally, the Company considers commercial construction, consumer, and commercial real estate loans to involve a higher degree of risk compared to some other types of loans, such as first mortgage loans on one- to four-family, owner-occupied residential properties.  For commercial real estate, commercial business and construction loans, the credits are subject to an analysis of the borrower's and guarantor's financial condition, credit history, verification of liquid assets, collateral, market analysis and repayment ability.  It has been, and continues to be, Great Southern's practice to verify information from potential borrowers regarding assets, income or payment ability and credit ratings as applicable and as required by the authority approving the loan.  To minimize construction risk, projects are monitored as construction draws are requested by comparison to budget and with progress verified through property inspections.  The geographic and product diversity of collateral, equity requirements and limitations on speculative construction projects help to mitigate overall risk in these loans. Underwriting standards for all loans also include loan-to-value ratio limitations which vary depending on collateral type, debt service coverage ratios or debt payment to income ratio guidelines, where applicable, credit histories, use of guaranties and other recommended terms relating to equity requirements, amortization, and maturity.  Consumer loans are primarily secured by new and used motor vehicles and these loans are also subject to certain minimum underwriting standards to assure portfolio quality.  Great Southern's consumer underwriting and pricing standards have been fairly consistent over the past several years, since the first half of 2016.  In response to a more challenging consumer credit environment, the Company tightened its underwriting guidelines on automobile lending beginning in the latter part of 2016.  Management took this step in an effort to improve credit quality in the portfolio and lower delinquencies and charge-offs.  The underwriting standards employed by Great Southern for consumer loans include a determination of the applicant's payment history on other debts, credit scores, employment history and an assessment of ability to meet existing obligations and payments on the proposed loan.  See "Item 1. Business – Lending Activities – General, – Commercial Real Estate and Construction Lending, and – Consumer Lending" in the Company's December 31, 2017 Annual Report on Form 10-K.

While our policy allows us to lend up to 95% of the appraised value on one-to four-family residential properties, originations of loans with loan-to-value ratios at that level are minimal.  Private mortgage insurance is typically required for loan amounts above the 80% level.  Few exceptions occur and would be based on analyses which determined minimal transactional risk to be involved.  We consider these lending practices to be consistent with or more conservative than what we believe to be the norm for banks our size.  At June 30, 2018 and December 31, 2017, an estimated 0.1% and 0.1%, respectively, of total owner occupied one- to four-family residential loans had loan-to-value ratios above 100% at origination.  At June 30, 2018 and December 31, 2017, an estimated 1.1% and 1.5%, respectively, of total non-owner occupied one- to four-family residential loans had loan-to-value ratios above 100% at origination.

At June 30, 2018, troubled debt restructurings totaled $13.4 million, or 0.3% of total loans, down $1.6 million from $15.0 million, or 0.4% of total loans, at December 31, 2017.  Concessions granted to borrowers experiencing financial difficulties may include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.  For troubled debt restructurings occurring during the six months ended June 30, 2018, four loans totaling $20,000 were restructured into multiple new loans.   For troubled debt restructurings occurring during the year ended December 31, 2017, no loans were restructured into multiple new loans.  For further information on troubled debt restructurings, see Note 6 of the Notes to Consolidated Financial Statements contained in this report.

Loans that were acquired through FDIC-assisted transactions, which are accounted for in pools, are currently included in the analysis and estimation of the allowance for loan losses.  If cash flows expected to be received on any given pool of loans decreases from previous estimates, then a determination is made as to whether the loan pool should be charged down or the allowance for loan losses should be increased (through a provision for loan losses).  Acquired loans are described in detail in Note 7 of the Notes to Consolidated Financial Statements contained in this report.  For acquired loan pools, the Company may allocate, and at June 30, 2018, has allocated, a portion of its allowance for loan losses related to these loan pools in a manner similar to how it allocates its allowance for loan losses to those loans which are collectively evaluated for impairment.

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

Deposits.  The Company attracts deposit accounts through its retail branch network, correspondent banking and corporate services areas, and brokered deposits. The Company then utilizes these deposit funds, along with FHLBank advances and other borrowings, to meet loan demand or otherwise fund its activities. In the six months ended June 30, 2018, total deposit balances decreased $87,000.  Transaction account balances decreased $13.7 million to $2.21 billion at June 30, 2018, while retail certificates of deposit increased $30.6 million compared to December 31, 2017, to $1.14 billion at June 30, 2018.  The decreases in transaction accounts were primarily a result of decreases in money market deposit accounts, partially offset by increases in NOW account deposit accounts.  Retail certificates of deposit increased due to an increase in retail certificates generated through our banking centers, partially offset by a decrease in certificates opened through the Company's internet deposit acquisition channels.  In addition, at June 30, 2018 and December 31, 2017, customer deposits totaling $28.9 million and $34.5 million, respectively, were part of the CDARS program, which allows customers to maintain balances in an insured manner that would otherwise exceed the FDIC deposit insurance limit.  Brokered deposits, including CDARS program purchased funds, were $214.0 million at June 30, 2018, a decrease of $11.5 million from $225.5 million at December 31, 2017.

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

The current level and shape of the interest rate yield curve poses challenges for interest rate risk management. Prior to its increase of 0.25% on December 16, 2015, the Federal Reserve Board had last changed interest rates on December 16, 2008. This was the first rate increase since September 29, 2006.  The FRB has now also implemented rate increases of 0.25% on six different occasions beginning December 14, 2016, with the Federal Funds rate now at 2.00%.  Great Southern has a substantial portion of its loan portfolio ($1.34 billion at June 30, 2018) which is tied to the one-month or three-month LIBOR index and will be subject to adjustment at least once within 90 days after June 30, 2018.  Of these loans, $1.07 billion had interest rate floors.  Great Southern also has a significant portfolio of loans ($294 million at June 30, 2018) which are tied to a "prime rate" of interest and will adjust immediately with changes to the "prime rate" of interest. But for the interest rate floors, a rate cut by the FRB generally would have an anticipated immediate negative impact on the Company's net interest income due to the large total balance of loans which generally adjust immediately as the Federal Funds rate adjusts. Loans at their floor rates are, however, subject to the risk that borrowers will seek to refinance elsewhere at the lower market rate.  Because the Federal Funds rate is generally low, there may also be a negative impact on the Company's net interest income due to the Company's inability to significantly lower its funding costs in the current competitive rate environment, although interest rates on assets may decline further. Conversely, interest rate increases would normally result in increased interest rates on our LIBOR-based and prime-based loans.  The interest rate floors in effect may limit the immediate increase in interest rates on certain of these loans, until such time as rates rise above the floors.  However, the Company may have to increase rates paid on deposits to maintain deposit balances and pay higher rates on borrowings, which could negatively impact net interest margin.  The impact of the low rate environment on our net interest margin in future periods is expected to be fairly neutral.  Any margin gained by rate increases on loans may be somewhat offset by reduced yields from our investment securities (to the extent investment securities are purchased) and our existing loan portfolio as payments are made and the proceeds are potentially reinvested at lower rates on new loans originated.  Interest rates on certain adjustable rate loans may reset lower according to their contractual terms and index rate to which they are tied and new loans may be originated at lower market rates than the overall portfolio rate.  For further discussion of the processes used to manage our exposure to interest rate risk, see "Item 3.  Quantitative and Qualitative Disclosures About Market Risk – How We Measure the Risks to Us Associated with Interest Rate Changes."

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

Operating expenses consist primarily of salaries and employee benefits, occupancy-related expenses, expenses related to foreclosed assets, postage, FDIC deposit insurance, advertising and public relations, telephone, professional fees, office expenses and other general operating expenses.  Details of the current period changes in non-interest income and non-interest expense are provided in the "Results of Operations and Comparison for the Three and Six Months Ended June 30, 2018 and 2017" section of this report.

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

Dodd-Frank Act. On July 21, 2010, sweeping financial regulatory reform legislation entitled the "Dodd-Frank Wall Street Reform and Consumer Protection Act" (the "Dodd-Frank Act") was signed into law. The Dodd-Frank Act implements far-reaching changes across the financial regulatory landscape, including provisions that, among other things, centralize responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau, with broad rulemaking authority for a wide range of consumer protection laws that apply to all banks, require new capital rules (discussed below), change the assessment base for federal deposit insurance, repeal the federal prohibitions on the payment of interest on demand deposits, amend the account balance limit for federal deposit insurance protection, and increase the authority of the Federal Reserve Board to examine the Company and its non-bank subsidiaries.

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

Certain aspects of the Dodd-Frank Act have been affected by the recently enacted EGRRCP Act, as defined and discussed below under "-EGRRCP Act."
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
EGRRCP Act. In May 2018 the Economic Growth, Regulatory Relief and Consumer Protection Act (the "EGRRCCP Act"), was enacted to modify or remove certain financial reform rules and regulations, including some of those implemented under the Dodd-Frank Act. While the EGRRCP Act maintains most of the regulatory structure established by the Dodd-Frank Act, it amends certain aspects of the regulatory framework for depository institutions with assets of less than $10 billion and for banks with assets of more than $50 billion. Many of these changes could result in meaningful regulatory relief for community banks such as Great Southern.
The EGRRCP Act, among other matters, expands the definition of qualified mortgages that may be held by a financial institution and simplifies the regulatory capital rules for financial institutions and their holding companies with total consolidated assets of less than $10 billion by instructing the federal banking regulators to establish a single "Community Bank Leverage Ratio" of between 8 and 10 percent. Any qualifying depository institution or its holding company that exceeds the "community bank leverage ratio" will be considered to have met generally applicable leverage and risk-based regulatory capital requirements and any qualifying depository institution that exceeds the new ratio will be considered to be "well capitalized" under the prompt corrective action rules.  In addition, the EGRRCP Act includes regulatory relief for community banks regarding regulatory examination cycles, call reports, the Volcker Rule (proprietary trading prohibitions), mortgage disclosures and risk weights for certain high-risk commercial real estate loans.
It is difficult at this time to predict when or how any new standards under the EGRRCP Act will ultimately be applied to the Company and the Bank or what specific impact the EGRRCP Act and the yet-to-be-written implementing rules and regulations will have on community banks.

Business Initiatives
In June 2018, the Company consolidated operations of a banking center into a nearby office in Paola, Kan. The banking center, located at 1 S. Pearl Street, was closed and all accounts were automatically transferred to the banking center at 1515 Baptiste Drive, less than a mile away. A deposit-taking ATM and interactive teller machine are available for customers at the S. Pearl Street building.
On July 20, 2018, the Company closed on the sale of four banking centers in the Omaha, Neb., metropolitan market to Lincoln, Neb.-based West Gate Bank. Pursuant to the purchase and assumption agreement, the Bank sold branch deposits of approximately $56 million and sold substantially all branch-related real estate, fixed assets and ATMs. Based upon deposit balances at the time of closing, the Company recorded a pre-tax gain (excluding expenses related to the sale) of approximately $7.4 million on the sale based on the contractual deposit premium and the sales price of the branch assets.  The Company estimates that the gain will increase earnings approximately $0.38 (after tax) per diluted share, in the three months ending September 30, 2018.  As a result of this transaction, the Company expects that non-interest income will decrease $300,000–$350,000 annually, non-interest expense will decrease by $1.1– $1.2 million annually, and interest expense will increase by $400,000-$500,000 annually (based on current interest rates for non-deposit funds). Great Southern is maintaining a commercial loan production office in the Omaha market and moved that office into a new location in July.
During the third quarter of 2018, the Company expects to open commercial loan production offices in Atlanta, Ga., and Denver, Colo., pending regulatory approvals.  Local and highly-experienced commercial lenders have been hired to manage each office. The Company also operates commercial loan production offices in Chicago, Dallas, and Tulsa, Okla.
In June 2018, an experienced lender was hired to serve as Small Business Administration (SBA) Manager, a new role in the Company.  Based in the Dallas commercial loan production office, the Manager and his staff will exclusively focus on sourcing and servicing SBA 7a, SBA 504 and other commercial real estate loan opportunities throughout Great Southern's market areas.

Comparison of Financial Condition at June 30, 2018 and December 31, 2017

During the six months ended June 30, 2018, the Company's total assets increased by $154.3 million to $4.57 billion.  The increase was primarily attributable to an increase in loans receivable and cash and cash equivalents, partially offset by a decrease in available-for-sale investment securities and prepaid expenses and other assets.

Cash and cash equivalents were $280.5 million at June 30, 2018, an increase of $38.2 million, or 15.8%, from $242.3 million at December 31, 2017.  During the six months ended June 30, 2018, cash and cash equivalents increased primarily due to an increase in Federal Home Loan Bank advances and significant loan repayments during the last week of June 2018.

The Company's available-for-sale securities decreased $9.2 million, or 5.1%, compared to December 31, 2017.  The decrease was primarily due to calls of municipal securities and normal monthly payments received related to the portfolio of mortgage-backed securities.

Net loans increased $133.5 million from December 31, 2017, to $3.86 billion at June 30, 2018.  Increases primarily occurred in commercial construction loans, commercial real estate loans, other residential (multi-family) loans and one- to four-family residential mortgage loans.  Partially offsetting the increases in these loans were reductions of $58 million in consumer auto loans and $25.5 million in the FDIC-acquired loan portfolios.  Excluding FDIC-assisted acquired loans and mortgage loans held for sale, total gross loans (including the undisbursed portion of loans) increased $274.5 million from December 31, 2017 to June 30, 2018.

Total liabilities increased $135.7 million, from $3.94 billion at December 31, 2017 to $4.08 billion at June 30, 2018.  The increase was primarily attributable to an increase in FHLB advances and securities sold under reverse repurchase agreements with customers, partially offset by a decrease in short-term borrowings.

Total deposits decreased $87,000 from December 31, 2017.  Deposits decreased due to decreases in brokered funds, including CDARS program purchased funds, transaction accounts and internet-acquired certificates of deposit.  These decreases were partially offset by increases in retail certificates of deposit.  Transaction account balances decreased $13.7 million to $2.21 billion at June 30, 2018, while retail certificates of deposit increased $30.6 million compared to December 31, 2017, to $1.14 billion at June 30, 2018.  Customer retail certificates increased by $34.1 million during the six months ended June 30, 2018, partially offset by decreases of $3.5 million in certificates of deposit opened through the Company's internet deposit acquisition channels.  Brokered deposits, including CDARS program purchased funds, were $214.0 million at June 30, 2018, a decrease of $11.5 million from $225.5 million at December 31, 2017.

The Company's Federal Home Loan Bank Advances totaled $259.0 million at June 30, 2018, an increase of $131.5 million, or 103.1%, compared to $127.5 million at December 31, 2017.  The increase was due to repayment of overnight FHLB borrowings during the period which were replaced with short-term advances, funding of loans and temporary funding of decreases in brokered deposits.

Securities sold under reverse repurchase agreements with customers increased $15.0 million from $80.5 million at December 31, 2017 to $95.5 million at June 30, 2018.  These balances fluctuate over time based on customer demand for this product.

Short term borrowings decreased $15.2 million from $16.6 million at December 31, 2017 to $1.4 million at June 30, 2018.  The decrease was primarily due to repayment of overnight FHLB borrowings during the period.

Total stockholders' equity increased $18.6 million from $471.7 million at December 31, 2017 to $490.3 million at June 30, 2018.  The Company recorded net income of $27.3 million for the six months ended June 30, 2018, and dividends declared on common stock were $7.9 million.  Accumulated other comprehensive income decreased $2.0 million due to the changes in the fair value of available-for-sale investment securities.  In addition, total stockholders' equity increased $1.2 million due to stock option exercises.

Results of Operations and Comparison for the Three and Six Months Ended June 30, 2018 and 2017

General

Net income was $13.8 million for the three months ended June 30, 2018 compared to $16.2 million for the three months ended June 30, 2017.  This decrease of $2.4 million, or 14.4%, was primarily due to a decrease in non-interest income of $8.3 million, or 52.8% and an increase in non-interest expense of $1.5 million, or 5.4%, partially offset by a decrease in income tax expense of $4.2 million, or 58.8% and an increase in net interest income of $3.3 million, or 8.7%.

Net income was $27.3 million for the six months ended June 30, 2018 compared to $27.7 million for the six months ended June 30, 2017. This decrease of $390,000, or 1.4%, was primarily due to a decrease in non-interest income of $9.1 million, or 38.7% and an increase in non-interest expense of $1.3 million, or 2.3%, partially offset by a decrease in income tax expense of $5.7 million, or 50.2%, an increase in net interest income of $4.1 million, or 5.3%, and a decrease in provision for loan losses of $300,000, or 7.1%.

Total Interest Income

Total interest income increased $5.2 million, or 11.6%, during the three months ended June 30, 2018 compared to the three months ended June 30, 2017.  The increase was due to a $5.1 million increase in interest income on loans and a $146,000 increase in interest income on investments and other interest-earning assets.  Interest income on loans increased for the three months ended June 30, 2018 compared to the same period in 2017, due to higher average balances on loans and higher average rates of interest.  Interest income from investment securities and other interest-earning assets increased during the three months ended June 30, 2018 compared to the same period in 2017 due to higher average rates of interest, partially offset by lower average balances of investment securities.

Total interest income increased $6.7 million, or 7.4%, during the six months ended June 30, 2018 compared to the six months ended June 30, 2017.  The increase was due to a $6.5 million increase in interest income on loans and a $195,000 increase in interest income on investments and other interest-earning assets.  Interest income on loans increased for the six months ended June 30, 2018 compared to the same period in 2017, due to higher average balances on loans and higher average rates of interest.  Interest income from investment securities and other interest-earning assets increased during the six months ended June 30, 2018, due to higher average rates of interest, partially offset by lower average balances of investment securities and interest-bearing deposits at the Federal Reserve Bank.

Interest Income – Loans

During the three months ended June 30, 2018 compared to the three months ended June 30, 2017, interest income on loans increased $3.9 million as a result of higher average interest rates on loans.  The average yield on loans increased from 4.56% during the three months ended June 30, 2017, to 4.97% during the three months ended June 30, 2018.  This increase was primarily due to increased yields in most loan categories as a result of increased LIBOR and Federal Funds interest rates.  Interest income on loans increased $1.1 million as the result of higher average loan balances, which increased from $3.79 billion during the three months ended June 30, 2017, to $3.89 billion during the three months ended June 30, 2018.  The higher average balances were primarily due to organic loan growth in commercial construction loans, commercial real estate loans and certain other loan categories, partially offset by decreases in consumer loans.

During the six months ended June 30, 2018 compared to the six months ended June 30, 2017, interest income on loans increased $5.5 million as a result of higher average interest rates on loans.  The average yield on loans increased from 4.62% during the six months ended June 30, 2017, to 4.91% during the six months ended June 30, 2018.  This increase was primarily due to increased yields in most loan categories as a result of increased LIBOR and Federal Funds interest rates.   Interest income on loans increased $1.0 million as the result of higher average loan balances, which increased from $3.79 billion during the six months ended June 30, 2017, to $3.84 billion during the six months ended June 30, 2018.  The higher average balances were primarily due to organic loan growth, partially offset by a lower amount of accretion income in the current year period compared to the prior year period resulting from the increases in expected cash flows to be received from the FDIC-acquired loan pools as previously discussed in Note 7 of the Notes to Consolidated Financial Statements.

On an on-going basis, the Company estimates the cash flows expected to be collected from the acquired loan pools. For each of the loan portfolios acquired, the cash flow estimates have increased, based on the payment histories and the collection of certain loans, thereby reducing loss expectations of certain loan pools, resulting in adjustments to be spread on a level-yield basis over the remaining expected lives of the loan pools.  For the three months ended June 30, 2018 and 2017, the adjustments increased interest income by $1.1 million and $1.3 million, respectively, and decreased non-interest income by $-0- and $-0-, respectively.  The net impact to pre-tax income was $1.1 million and $1.3 million, respectively, for the three months ended June 30, 2018 and 2017.  For the six months ended June 30, 2018 and 2017, the adjustments increased interest income by $2.2 million and $3.3 million, respectively, and decreased non-interest income by $-0- and $634,000, respectively.  The net impact to pre-tax income was $2.2 million and $2.6 million, respectively, for the six months ended June 30, 2018 and 2017.

As of June 30, 2018, the remaining accretable yield adjustment that will affect interest income is $2.9 million.  Of the remaining adjustments affecting interest income, we expect to recognize $1.4 million of interest income during the remainder of 2018.  Additional adjustments may be recorded in future periods from the FDIC-assisted transactions, as the Company continues to estimate expected cash flows from the acquired loan pools. Apart from the yield accretion, the average yield on loans was 4.86% during the three months ended June 30, 2018, compared to 4.43% during the three months ended June 30, 2017, as a result of higher current market rates on adjustable rate loans and new loans originated during the year. Apart from the yield accretion, the average yield on loans was 4.79% during the six months ended June 30, 2018, compared to 4.45% during the six months ended June 30, 2017.

Interest Income – Investments and Other Interest-earning Assets

Interest income on investments decreased in the three months ended June 30, 2018 compared to the three months ended June 30, 2017.  Interest income decreased $154,000 as a result of a decrease in average balances from $211.9 million during the three months ended June 30, 2017, to $188.6 million during the three months ended June 30, 2018.  Average balances of securities decreased primarily due to certain municipal securities being called and the normal monthly payments received on the portfolio of mortgage-backed securities.  Partially offsetting that decrease, interest income increased $118,000 due to an increase in average interest rates from 2.51% during the three months ended June 30, 2017, to 2.75% during the three months ended June 30, 2018, primarily due to higher market rates of interest on investment securities and a decrease in the volume of prepayments on the mortgage-backed securities.

Interest income on investments decreased in the six months ended June 30, 2018 compared to the six months ended June 30, 2017.  Interest income decreased $379,000 as a result of a decrease in average balances from $216.1 million during the six months ended June 30, 2017, to $187.8 million during the six months ended June 30, 2018.  Average balances of securities decreased primarily due to certain municipal securities being called and the normal monthly payments received on the portfolio of mortgage-backed securities.  Partially offsetting that decrease, interest income increased $238,000 due to an increase in average interest rates from 2.56% during the six months ended June 30, 2017, to 2.79% during the six months ended June 30, 2018, primarily due to higher market rates of interest on investment securities and a decrease in the volume of prepayments on the mortgage-backed securities.

Interest income on other interest-earning assets increased in the three months ended June 30, 2018 compared to the three months ended June 30, 2017.  Interest income increased $181,000 due to an increase in average interest rates from 0.84% during the three months ended June 30, 2017, to 1.44% during the three months ended June 30, 2018, primarily due to higher market rates of interest on other interest-bearing deposits in financial institutions.  Interest income increased $1,000 as a result of an increase in average balances from $120.1 million during the three months ended June 30, 2017, to $120.7 million during the three months ended June 30, 2018.

Interest income on other interest-earning assets increased in the six months ended June 30, 2018 compared to the six months ended June 30, 2017.  Interest income increased $424,000 due to an increase in average interest rates from 0.78% during the six months ended June 30, 2017, to 1.54% during the six months ended June 30, 2018, primarily due to higher market rates of interest on other interest-bearing deposits in financial institutions.  Interest income decreased $88,000 as a result of a decrease in average balances from $129.8 million during the six months ended June 30, 2017, to $109.9 million during the six months ended June 30, 2018.

Total Interest Expense

Total interest expense increased $1.9 million, or 27.6%, during the three months ended June 30, 2018, when compared with the three months ended June 30, 2017, due to an increase in interest expense on deposits of $1.1 million, or 22.4%, and an increase in interest expense on FHLBank advances of $922,000, or 377.9%, partially offset by a decrease in interest expense on short-term borrowing and repurchase agreements of $138,000, or 43.4%, and a decrease in interest expense on subordinated debentures issued to capital trust of $14,000, or 5.6%.

Total interest expense increased $2.6 million, or 19.3%, during the six months ended June 30, 2018, when compared with the six months ended June 30, 2017, due to an increase in interest expense on deposits of $1.7 million, or 17.4%, and an increase in interest expense on FHLBank advances of $1.3 million, or 255.1%, partially offset by a decrease in interest expense on short-term borrowing and repurchase agreements of $336,000, or 61.8%, and a decrease in interest expense on subordinated debentures issued to capital trust of $53,000, or 10.8%.

Interest Expense – Deposits

Interest expense on demand deposits increased $294,000 due to average rates of interest that increased from 0.29% in the three months ended June 30, 2017 to 0.37% in the three months ended June 30, 2018.  Interest expense on demand deposits increased $4,000, with average balances of $1.57 billion during each of the three months ended June 30, 2017 and 2018.

Interest expense on time deposits increased $1.2 million as a result of an increase in average rates of interest from 1.09% during the three months ended June 30, 2017, to 1.46% during the three months ended June 30, 2018.  Interest expense on time deposits decreased $397,000 due to a decrease in average balances of time deposits from $1.42 billion during the three months ended June 30, 2017, to $1.28 billion during the three months ended June 30, 2018.  The decrease in average balances of time deposits was primarily a result of decreases in brokered deposits, including CDARS program purchased funds.  A large portion of the Company's certificate of deposit portfolio matures within six to eighteen months and therefore reprices fairly quickly; this is consistent with the portfolio over the past several years.  Older certificates of deposit that renewed or were replaced with new deposits generally resulted in the Company paying a higher rate of interest due to market interest rate increases in 2017 and 2018.

Interest expense on demand deposits increased $503,000 due to average rates of interest that increased from 0.29% in the six months ended June 30, 2017 to 0.35% in the six months ended June 30, 2018.  Interest expense on demand deposits increased $10,000 due to a small increase in average balances from $1.56 billion during the six months ended June 30, 2017, to $1.57 billion during the six months ended June 30, 2018.

Interest expense on time deposits increased $2.1 million as a result of an increase in average rates of interest from 1.07% during the six months ended June 30, 2017, to 1.38% during the six months ended June 30, 2018.  Interest expense on time deposits decreased $836,000 due to a decrease in average balances of time deposits from $1.45 billion during the six months ended June 30, 2017, to $1.31 billion during the six months ended June 30, 2018.  The decrease in average balances of time deposits was primarily a result of decreases in brokered deposits, including CDARS program purchased funds.  A large portion of the Company's certificate of deposit portfolio matures within six to eighteen months and therefore reprices fairly quickly; this is consistent with the portfolio over the past several years.  Older certificates of deposit that renewed or were replaced with new deposits generally resulted in the Company paying a higher rate of interest due to market interest rate increases in 2017 and 2018.

Interest Expense – FHLBank Advances, Short-term Borrowings and Repurchase Agreements, Subordinated Debentures Issued to Capital Trusts and Subordinated Notes

During the three months ended June 30, 2018 compared to the three months ended June 30, 2017, interest expense on FHLBank advances increased due to higher average balances, partially offset by lower average rates of interest.  Interest expense on FHLBank advances increased $1.0 million due to an increase in average balances from $30.4 million during the three months ended June 30, 2017 to $233.4 million during the three months ended June 30, 2018.  This increase was primarily due to an increase in borrowings to fund loan growth, as well as the replacement of overnight borrowings with FHLBank advances with a three week maturity due to their more favorable interest rate.  The $31.4 million of the Company's long-term higher fixed-rate FHLBank advances were repaid in June 2017.  Interest expense on FHLBank advances decreased $125,000 due to a decrease in average interest rates from 3.22% in the three months ended June 30, 2017 to 2.00% in the three months ended June 30, 2018.  The decrease in the average rate was due to the repayment of the fixed-rate term FHLBank advances in June 2017 and the borrowing of shorter term FHLBank advances which carried a lower rate.

During the six months ended June 30, 2018 compared to the six months ended June 30, 2017, interest expense on FHLBank advances increased due to higher average balances, partially offset by lower average rates of interest.  Interest expense on FHLBank advances increased $1.6 million due to an increase in average balances from $30.9 million during the six months ended June 30, 2017 to $189.7 million during the six months ended June 30, 2018.  This increase was due to the same reasons as noted above in the three month period.  Interest expense on FHLBank advances decreased $292,000 due to a decrease in average interest rates from 3.26% in the six months ended June 30, 2017 to 1.88% in the six months ended June 30, 2018.  The decrease in the average rate was due to the repayment of the $31.4 million of the Company's long-term higher rate fixed-rate FHLBank advances in June 2017 and the borrowing of shorter term FHLBank advances which carried a lower rate.

Interest expense on short-term borrowings and repurchase agreements decreased $120,000 due to a decrease in average balances from $234.7 million during the three months ended June 30, 2017 to $141.3 million during the three months ended June 30, 2018, which is primarily due to changes in the Company's funding needs and the mix of funding, which can fluctuate.  The Company had a much higher amount of overnight borrowings from the FHLBank in the 2017 period.  Interest expense on short-term borrowings and repurchase agreements decreased $18,000 due to a decrease in average rates from 0.54% in the three months ended June 30, 2017 to 0.51% in the three months ended June 30, 2018.  The decrease was due to a change in the mix of funding during the period, with less short-term borrowings and a higher percentage of the total made up of repurchase agreements, which have a lower interest rate.

Interest expense on short-term borrowings and repurchase agreements decreased $222,000 due to a decrease in average balances from $236.1 million during the six months ended June 30, 2017 to $120.5 million during the six months ended June 30, 2018, which is primarily due to changes in the Company's funding needs and the mix of funding, which can fluctuate.  The Company had a much higher amount of overnight borrowings from the FHLBank in the 2017 period.  Interest expense on short-term borrowings and repurchase agreements decreased $114,000 due to a decrease in average rates from 0.46% in the six months ended June 30, 2017 to 0.35% in the six months ended June 30, 2018.  The decrease was due to a change in the mix of funding during the period, with less short-term borrowings and a higher percentage of the total made up of repurchase agreements, which have a lower interest rate.

During the three months ended June 30, 2018, compared to the three months ended June 30, 2017, interest expense on subordinated debentures issued to capital trusts decreased $14,000 due to lower average interest rates.  The average interest rate was 3.92% in the three months ended June 30, 2017 compared to 3.70% in the three months ended June 30, 2018.  During the 2017 period, the amortization of the cost of the interest rate caps the Company purchased in 2013 to limit the interest rate risk from rising LIBOR rates related to the Company's subordinated debentures issued to capital trusts effectively increased the effective interest rate.  The average interest rate was affected until the third quarter of 2017, when the interest rate cap terminated based on its contractual terms.  There was no change in the average balance of the subordinated debentures between the 2018 and the 2017 periods.  The subordinated debentures are variable-rate debentures which bear interest at an average rate of three-month LIBOR plus 1.60%, adjusting quarterly, which was 3.96% at June 30, 2018.

During the six months ended June 30, 2018, compared to the six months ended June 30, 2017, interest expense on subordinated debentures issued to capital trusts decreased $53,000 due to lower average interest rates.  The average interest rate was 3.86% in the six months ended June 30, 2017 compared to 3.44% in the six months ended June 30, 2018.  The reasons for the decrease were the same as those discussed above for the three month period.  There was no change in the average balance of the subordinated debentures between the 2018 and 2017 six month periods.

Net Interest Income

Net interest income for the three months ended June 30, 2018 increased $3.3 million to $41.2 million compared to $37.9 million for the three months ended June 30, 2017.  Net interest margin was 3.94% in the three months ended June 30, 2018, compared to 3.68% in the three months ended June 30, 2017, an increase of 26 basis points, or 7.1%.  In both three month periods, the Company's net interest income and margin were positively impacted by the increases in expected cash flows to be received from the FDIC-acquired loan pools and the resulting increase to accretable yield, which were previously discussed in Note 7 of the Notes to Consolidated Financial Statements.  The positive impact of these changes in the three months ended June 30, 2018 and 2017 were increases in interest income of $1.1 million and $1.3 million, respectively, and increases in net interest margin of 10 basis points and 12 basis points, respectively.  Excluding the positive impact of the additional yield accretion, net interest margin increased 28 basis points when compared to the year-ago three month period.  The increase was primarily due to increased yields in most loan categories and higher overall yields on investments and interest-earning deposits at the Federal Reserve Bank, partially offset by an increase in the average interest rate on deposits.

Net interest income for the six months ended June 30, 2018 increased $4.1 million to $80.7 million compared to $76.6 million for the six months ended June 30, 2017.  Net interest margin was 3.93% in the six months ended June 30, 2018, compared to 3.73% in the same period of 2017, an increase of 20 basis points, or 5.4%.  In both six month periods, the Company's net interest income and margin were positively impacted by the increases in expected cash flows to be received from the FDIC-acquired loan pools and the resulting increase to accretable yield which were previously discussed in Note 7 of the Notes to Consolidated Financial Statements.  The positive impact of these changes in the six months ended June 30, 2018 and 2017 were increases in interest income of $2.2 million and $3.3 million, respectively, and increases in net interest margin of 11 basis points and 16 basis points, respectively.  Excluding the positive impact of the additional yield accretion, net interest margin increased 25 basis points when compared to the year-ago period.  The increase was primarily due to increased yields in most loan categories and higher overall yields on investments and interest-earning deposits at the Federal Reserve Bank, partially offset by an increase in the average interest rate on deposits.

The Company's overall average interest rate spread increased 19 basis points, or 5.4%, from 3.53% during the three months ended June 30, 2017 to 3.72% during the three months ended June 30, 2018.  The increase was due to a 42 basis point increase in the weighted average yield on interest-earning assets, partially offset by a 23 basis point increase in the weighted average rate paid on interest-bearing liabilities. In comparing the two periods, the yield on loans increased 41 basis points, the yield on investment securities increased 24 basis points and the yield on other interest-earning assets increased 60 basis points. The rate paid on deposits increased 19 basis points, the rate paid on short-term borrowings and repurchase agreements decreased three basis points, the rate paid on subordinated debentures issued to capital trusts decreased 22 basis points, the rate paid on subordinated notes decreased two basis points, and the rate paid on FHLBank advances decreased 122 basis points.

The Company's overall average interest rate spread increased 15 basis points, or 4.1%, from 3.58% during the six months ended June 30, 2017 to 3.73% during the six months ended June 30, 2018.  The increase was due to a 33 basis point increase in the weighted average yield on interest-earning assets, partially offset by an 18 basis point increase in the weighted average rate paid on interest-bearing liabilities. In comparing the two periods, the yield on loans increased 29 basis points, the yield on investment securities increased 23 basis points and the yield on other interest-earning assets increased 76 basis points. The rate paid on deposits increased 15 basis points, the rate paid on short-term borrowings and repurchase agreements decreased 11 basis points, the rate paid on subordinated debentures issued to capital trusts decreased 42 basis points, the rate paid on subordinated notes decreased two basis points, and the rate paid on FHLBank advances decreased 138 basis points.

For additional information on net interest income components, refer to the "Average Balances, Interest Rates and Yields" tables in this Quarterly Report on Form 10-Q.

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

Weak economic conditions, higher inflation or interest rates, or other factors may lead to increased losses in the portfolio and/or requirements for an increase in loan loss provision expense. Management maintains various controls in an attempt to limit future losses, such as a watch list of possible problem loans, documented loan administration policies and loan review staff to review the quality and anticipated collectability of the portfolio. Additional procedures provide for frequent management review of the loan portfolio based on loan size, loan type, delinquencies, financial analysis, on-going correspondence with borrowers and problem loan work-outs. Management determines which loans are potentially uncollectible, or represent a greater risk of loss, and makes additional provisions to expense, if necessary, to maintain the allowance at a satisfactory level.

The provision for loan losses for the three months ended June 30, 2018, was $2.0 million, unchanged from the three months ended June 30, 2017.  The provision for loan losses for the six months ended June 30, 2018, was $3.9 million, a decrease of $300,000 from $4.2 million for the six months ended June 30, 2017.  At June 30, 2018 and December 31, 2017, the allowance for loan losses was $37.6 million and $36.5 million, respectively.  Total net charge-offs were $704,000 and $2.4 million for the three months ended June 30, 2018 and 2017, respectively.  During the three months ended June 30, 2018, $748,000 of net charge-offs were in the consumer auto category.  Total net charge-offs were $2.8 million and $5.1 million for the six months ended June 30, 2018 and 2017, respectively.  During the six months ended June 30, 2018, $2.0 million of the $2.8 million of net charge-offs were in the consumer auto category.  In response to a more challenging consumer credit environment, the Company tightened its underwriting guidelines on automobile lending in the latter part of 2016.  Management took this step in an effort to improve credit quality in the portfolio and reduce delinquencies and charge-offs.  The level of delinquencies and repossessions in indirect and used automobile loans has decreased in 2018.  This action also resulted in a lower level of origination volume and, as such, the outstanding balance of the Company's automobile loans declined approximately $58 million in the six months ended June 30, 2018.  We expect to see further declines in the automobile loan totals through the remainder of 2018.  In addition, one commercial loan relationship amounted to $245,000 of the total net charge-offs during the three months ended June 30, 2018.  Charge-offs were partially offset by recoveries on multiple loans during the three month period.  Four commercial loan relationships amounted to $505,000 of the total charge-offs during the six months ended June 30, 2018.  Unique circumstances related to individual borrowers and projects contributed to the level of provisions and charge-offs.  As assets were categorized as potential problem loans, non-performing loans or foreclosed assets, evaluations were made of the values of these assets with corresponding charge-offs or reserve allocations as appropriate.

All acquired loans were grouped into pools based on common characteristics and were recorded at their estimated fair values, which incorporated estimated credit losses at the acquisition date.  These loan pools are systematically reviewed by Management to determine the risk of losses that may exceed those identified at the time of the acquisition.  Techniques used in determining risk of loss are similar to those used to determine the risk of loss for the legacy Great Southern Bank portfolio, with most focus being placed on those loan pools which include the larger loan relationships and those loan pools which exhibit higher risk characteristics.  Review of the acquired loan portfolio also includes meetings with customers, review of financial information, collateral valuations and customer interaction to determine if any additional reserves are warranted.

The Bank's allowance for loan losses as a percentage of total loans, excluding FDIC-acquired loans, was 1.02%, 1.01% and 1.02% at June 30, 2018, December 31, 2017 and March 31, 2018, respectively.  Management considers the allowance for loan losses adequate to cover losses inherent in the Bank's loan portfolio at June 30, 2018, based on recent reviews of the Bank's loan portfolio and current economic conditions. If economic conditions were to deteriorate or management's assessment of the loan portfolio were to change, it is possible that additional loan loss provisions would be required, thereby adversely affecting future results of operations and financial condition.

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

Non-performing assets, excluding all FDIC-assisted acquired assets, at June 30, 2018 were $21.5 million, a decrease of $6.3 million from $27.8 million at December 31, 2017.  Non-performing assets, excluding all FDIC-assisted acquired assets, as a percentage of total assets were 0.47% at June 30, 2018, compared to 0.63% at December 31, 2017.

Compared to December 31, 2017, non-performing loans decreased $3.1 million to $8.1 million at June 30, 2018, and foreclosed assets decreased $3.2 million to $13.4 million at June 30, 2018.  Non-performing commercial business loans comprised $2.9 million, or 35.1%, of the total $8.1 million of non-performing loans at June 30, 2018, an increase of $789,000 from December 31, 2017.  Non-performing one- to four-family residential loans comprised $2.6 million, or 31.9%, of the total non-performing loans at June 30, 2018, a decrease of $137,000 from December 31, 2017.  Non-performing consumer loans comprised $2.2 million, or 27.6%, of the total non-performing loans at June 30, 2018, a decrease of $1.0 million from December 31, 2017.  Non-performing commercial real estate loans comprised $352,000, or 4.3%, of the total non-performing loans at June 30, 2018, a decrease of $874,000 from December 31, 2017.  Non-performing construction and land development loans comprised $91,000, or 1.1%, of the total non-performing loans at June 30, 2018, a decrease of $7,000 from December 31, 2017. Non-performing other residential loans were $-0- at June 30, 2018, a decrease of $1.9 million from December 31, 2017, due to the transfer to foreclosed assets and related charge-down of the one property previously in this category of non-performing loans.

Non-performing Loans.  Activity in the non-performing loans category during the six months ended June 30, 2018 was as follows:

	Beginning Balance, January 1	Additions to Non- Performing	Removed from Non- Performing	Transfers to Potential Problem Loans	Transfers to Foreclosed Assets and Repossessions	Charge- Offs	Payments	Ending Balance, June 30
	(In Thousands)
One- to four-family construction	$—	$—	$—	$—	$—	$—	$—	$—
Subdivision construction	98	—	—	—	—	—	(7)	91
Land development	—	—	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—	—	—
One- to four-family residential	2,728	426	—	(67)	(236)	(27)	(233)	2,591
Other residential	1,877	3	—	—	(1,601)	(279)	—	—
Commercial real estate	1,226	157	—	—	(894)	(101)	(36)	352
Commercial business	2,063	2,158	—	—	—	(778)	(591)	2,852
Consumer	3,263	1,554	—	(331)	(583)	(1,055)	(609)	2,239

Total	$11,255	$4,298	$—	$(398)	$(3,314)	$(2,240)	$(1,476)	$8,125

At June 30, 2018, the non-performing commercial business category included 10 loans, eight of which were added during 2018.  The largest relationship in this category, which was added during the current period, totaled $1.2 million, or 41.6% of the total category.  This relationship is collateralized by an assignment of an interest in a real estate project.  The second largest relationship in the commercial business category included two loans and totaled $900,000, or 31.6% of the total category.  This relationship was previously collateralized by commercial real estate which has been foreclosed upon and subsequently sold.  Collection efforts are currently being pursued against the guarantors of the credit relationship.  The non-performing one- to four-family residential category included 27 loans, six of which were added during the current period.  The largest relationship in this category, which was added during 2017, included nine loans totaling $1.3 million, or 51.1% of the total category, which are collateralized by residential rental homes in the Springfield, Mo. area. The non-performing consumer category included 183 loans, 83 of which were added during the current period, and the majority of which are indirect used automobile loans. The non-performing commercial real estate category included five loans, two of which were added during the current period and were part of the same customer relationship.  Three loans in the category were transferred to foreclosed assets during the current period, the largest of which totaled $652,000 and was collateralized by commercial property in the St. Louis, Mo., area.  The non-performing other residential category had a balance of $-0- at June 30, 2018.  The one loan previously in this category, which was collateralized by an apartment project in the central Missouri area, had charge-offs of $279,000 during the six months ended June 30, 2018 and the remaining balance of $1.6 million was transferred to foreclosed assets.

Potential Problem Loans.  Compared to December 31, 2017, potential problem loans increased $738,000, or 9.3%, to $8.7 million.  This increase was due to the addition of $2.5 million of loans to potential problem loans, partially offset by $1.3 million in payments, $443,000 in loans transferred to non-performing loans, $29,000 in charge-offs and $9,000 in loans removed from potential problem loans.  Potential problem loans are loans which management has identified through routine internal review procedures as having possible credit problems that may cause the borrowers difficulty in complying with the current repayment terms.  These loans are not reflected in non-performing assets, but are considered in determining the adequacy of the allowance for loan losses.

Activity in the potential problem loans category during the six months ended June 30, 2018, was as follows:

	Beginning Balance, January 1	Additions to Potential Problem	Removed from Potential Problem	Transfers to Non- Performing	Transfers to Foreclosed Assets and Repossessions	Charge- Offs	Payments	Ending Balance, June 30
	(In Thousands)
One- to four-family construction	$—	$—	$—	$—	$—	$—	$—	$—
Subdivision construction	—	—	—	—	—	—	—	—
Land development	4	—	—	—	—	—	—	4
Commercial construction	—	—	—	—	—	—	—	—
One- to four-family residential	1,122	120	—	—	—	—	(24)	1,218
Other residential	—	—	—	—	—	—	—	—
Commercial real estate	5,759	2,056	—	—	—	—	(1,145)	6,670
Commercial business	503	—	—	(407)	—	—	(28)	68
Consumer	549	325	(9)	(36)	—	(29)	(85)	715

Total	$7,937	$2,501	$(9)	$(443)	$—	$(29)	$(1,282)	$8,675

At June 30, 2018, the commercial real estate category of potential problem loans included four loans, one of which was added during the current period.  The largest relationship in this category, which is made up of three loans totaling $4.7 million, or 70.6% of the total category, is collateralized by theatre and retail property in Branson, Mo.  This is a long-term customer of the Bank and these loans were all originated prior to 2008.  The borrower experienced cash flow issues due to vacancies and the loans were added to potential problem loans during the three months ended September 30, 2017.  Payments of $1.1 million were received on these loans during the six months ended June 30, 2018.  The remaining loan in the commercial real estate category, which was added during the current period, totaled $2.0 million, or 29.4% of the total category, and is collateralized by a mixed use commercial retail building.  The one- to four-family residential category of potential problem loans included 21 loans, five of which were added during the current period. The consumer category of potential problem loans included 59 loans, 26 of which were added during the current period.  The commercial business category of potential problem loans included three loans, with the largest previous loan in this category, totaling $407,000, being transferred to non-performing loans during the current period.

Other Real Estate Owned and Repossessions.  Of the total $18.3 million of other real estate owned and repossessions at June 30, 2018, $3.3 million represents the fair value of foreclosed and repossessed assets related to loans acquired in FDIC-assisted transactions and $1.6 million represents properties which were not acquired through foreclosure. The foreclosed and other assets acquired in the FDIC-assisted transactions and the properties not acquired through foreclosure are not included in the following table and discussion of other real estate owned and repossessions.

Activity in foreclosed assets and repossessions during the six months ended June 30, 2018, was as follows:

	Beginning Balance, January 1	Additions	Sales	Capitalized Costs	Write- Downs	Ending Balance, June 30
	(In Thousands)
One- to four-family construction	$—	$—	$—	$—	$—	$—
Subdivision construction	5,413	—	(1,077)	—	(1,621)	2,715
Land development	7,729	—	(986)	—	(1,675)	5,068
Commercial construction	—	—	—	—	—	—
One- to four-family residential	112	608	(98)	—	—	622
Other residential	140	1,601	(140)	143	—	1,744
Commercial real estate	1,194	894	(343)	—	—	1,745
Commercial business	—	—	—	—	—	—
Consumer	1,987	4,477	(4,994)	—	—	1,470

Total	$16,575	$7,580	$(7,638)	$143	$(3,296)	$13,364

At June 30, 2018, the land development category of foreclosed assets included 17 properties, the largest of which was located in the northwest Arkansas area and had a balance of $1.1 million, or 20.8% of the total category.  Of the total dollar amount in the land development category of foreclosed assets, 42.7% and 20.8% was located in the Branson, Mo. and the northwest Arkansas areas, respectively, including the largest property previously mentioned.  The subdivision construction category of foreclosed assets included 11 properties, the largest of which was located in the Springfield, Mo. metropolitan area and had a balance of $1.0 million, or 36.5% of the total category.  Of the total dollar amount in the subdivision construction category of foreclosed assets, 46.3% and 36.5% is located in Branson, Mo. and Springfield, Mo., respectively, including the largest property previously mentioned.  The write-downs in the land development and subdivision construction categories resulted from management's decision, after marketing these assets for an extended period, to reduce the asking price for several parcels of land.  The commercial real estate category of foreclosed assets included five properties, three of which were added during the current period.  The largest property in the commercial real estate category, which was recreational property in the St. Louis area and was added during the six months ended June 30, 2018, had a balance of $646,000, or 37.0% of the total category.  The other residential category of foreclosed assets included one property, which was added during the current period totaling $1.7 million, and is an apartment building in central Missouri.  The amount of additions and sales under consumer loans are due to the volume of repossessions of automobiles, which generally are subject to a shorter repossession process.  The Company experienced increased levels of delinquencies and repossessions in indirect and used automobile loans throughout 2016 and 2017.  The level of delinquencies and repossessions in indirect and used automobile loans has decreased in 2018.

Non-interest Income

For the three months ended June 30, 2018, non-interest income decreased $8.3 million to $7.5 million when compared to the three months ended June 30, 2017, primarily as a result of the following items:

2017 gain on early termination of FDIC loss sharing agreement for Inter Savings Bank:  In the three months ended June 30, 2017, the Company recognized a one-time gross gain of $7.7 million from the termination of the loss sharing agreement for Inter Savings Bank, which was recorded in the accretion of income related to business acquisitions line item of the consolidated statements of income for the three months ended June 30, 2017.

Other income:  Other income decreased $348,000 compared to the prior year period.  This decrease was primarily due to fee income totaling approximately $275,000 related to interest rate swaps entered into in the prior year period, which was not repeated in the current year period.

Late charges and fees on loans:  Late charges and fees on loans decreased $223,000 compared to the prior year three month period.  The decrease was primarily due to fees totaling $130,000 on loan payoffs received on two commercial loan relationships during the 2017 period, with no similar large fees in the current year period.

For the six months ended June 30, 2018, non-interest income decreased $9.1 million to $14.4 million when compared to the six months ended June 30, 2017, primarily as a result of the following items:

2017 gain on early termination of FDIC loss sharing agreement for Inter Savings Bank:  In 2017, the Company recognized a one-time gross gain of $7.7 million from the termination of the loss sharing agreement for Inter Savings Bank, which was recorded in the accretion of income related to business acquisitions line item of the consolidated statements of income for the six months ended June 30, 2017.

Amortization of income related to business acquisitions:  Because of the termination of the loss sharing agreements in previous years, the net amortization expense related to business acquisitions was $-0- for the six months ended June 30, 2018, compared to $485,000 for the six months ended June 30, 2017, which reduced non-interest income by that amount in the previous year period.

Late charges and fees on loans:  Late charges and fees on loans decreased $712,000 compared to the prior year period.  The decrease was primarily due to fees totaling $632,000 on loan payoffs received on four loan relationships in the 2017 period which were not repeated in the 2018 period.

Other income:  Other income decreased $687,000 compared to the prior year period.  The decrease was primarily due to the interest rate swap income in 2017 noted above and the receipt of approximately $212,000 related to the exit of certain tax credit partnerships in 2017.

Net gains on loan sales:  Net gains on loan sales decreased $603,000 compared to the prior year period.  The decrease was due to a decrease in originations of fixed-rate loans during the 2018 period compared to the 2017 period.  Fixed rate single-family mortgage loans originated are generally subsequently sold in the secondary market. In 2018, the Company has originated more variable-rate single-family mortgage loans, which have been retained in the Company's portfolio.

Non-interest Expense

For the three months ended June 30, 2018, non-interest expense increased $1.5 million to $29.9 million when compared to the three months ended June 30, 2017, primarily as a result of the following items:

Expense on foreclosed assets and repossessions:  Expense on foreclosed assets increased $2.1 million compared to the prior year period primarily due to net write-downs of certain foreclosed assets during the current period, totaling approximately $2.1 million.  These write-downs resulted from management's decision to reduce the asking price for several parcels of land (subdivision ground, residential lots and commercial lots and undeveloped ground).

Salaries and employee benefits:  Salaries and employee benefits increased $449,000 from the prior year period.  This increase is approximately 3% over the prior year expense total and is primarily attributable to normal annual raises for employees and increases in costs for health insurance and retirement benefits.

Legal, audit and other professional fees:  Legal, audit and other professional fees decreased $372,000 in the three months ended June 30, 2018 compared to the same period in 2017.  The decrease was primarily due to the recovery of previously expensed legal fees and lower collection costs for problem loans and foreclosed assets.

Other operating expenses:  Other operating expenses decreased $650,000 in the three months ended June 30, 2018 compared to the same period in 2017.  During the 2017 period, the Company incurred a $340,000 prepayment penalty when FHLB advances totaling $31.4 million were repaid prior to maturity, which was not repeated in the 2018 period.

For the six months ended June 30, 2018, non-interest expense increased $1.3 million to $58.2 million when compared to the six months ended June 30, 2017, primarily as a result of the following items:

Expense on foreclosed assets and repossessions:  Expense on foreclosed assets increased $2.6 million compared to the prior year period primarily due to the write-down of certain foreclosed assets during the current period, totaling approximately $2.1 million, as discussed above.

Office supplies and printing expense:  Office supplies and printing expense decreased $396,000 in the six months ended June 30, 2018 compared to the same period in 2017.  During the 2017 period the Bank incurred printing and other costs totaling $373,000 related to the replacement of a portion of customer debit cards with chip-enabled cards, which was not repeated in the current year period.

Other operating expenses:  Other operating expenses decreased $855,000 in the six months ended June 30, 2018 compared to the same period in 2017.  During the 2017 period, the Company incurred a $340,000 prepayment penalty when FHLB advances totaling $31.4 million were repaid prior to maturity, which was not repeated in the 2018 period.  In addition, the Company experienced significantly lower debit card and check fraud losses in the 2018 period compared to the 2017 period.

The Company's efficiency ratio for the three months ended June 30, 2018, was 61.46% compared to 52.83% for the same period in 2017.  The efficiency ratio for the six months ended June 30, 2018, was 61.26% compared to 56.89% for the same period in 2017.  The increase in the ratio in both the 2018 three and six month periods was primarily due to a decrease in non-interest income and an increase in non-interest expense, partially offset by an increase in net interest income.  In the 2017 periods, the Company's efficiency ratio was positively impacted by the significant gain recorded related to the termination of the InterSavings Bank loss sharing agreements.  In the 2018 periods, the Company's efficiency ratio was negatively impacted by the significant write-down of foreclosed assets.  Excluding these items, the Company's efficiency ratio would have improved in the 2018 periods compared to the 2017 periods.  The Company's ratio of non-interest expense to average assets was 2.66% and 2.63% for the three and six months ended June 30, 2018, respectively, compared to 2.55% and 2.55% for the three and six months ended June 30, 2017, respectively.  The increase in the current period ratios was due to an increase in non-interest expense in the 2018 periods compared to the 2017 periods, primarily related to the previously discussed write-down of foreclosed assets in 2018.  Average assets for the three months ended June 30, 2018, increased $43.6 million, or 1.0%, from the three months ended June 30, 2017, primarily due to an increase in loans receivable, partially offset by a decrease in investment securities.  Average assets for the six months ended June 30, 2018, decreased $35.4 million, or 0.8%, from the six months ended June 30, 2017, primarily due to decreases in investment securities and other interest-earning assets, partially offset by organic loan growth.

Provision for Income Taxes

On December 22, 2017, H.R.1, originally known as the Tax Cuts and Jobs Act (the "Act"), was signed into law. Among other things, the Act permanently lowers the corporate federal income tax rate to 21% from the prior maximum rate of 35%, effective for tax years including or commencing January 1, 2018.  The Company currently expects its effective tax rate (combined federal and state) to decrease from approximately 26.7% in 2017 to approximately 16.5% to 18.5% in 2018, mainly as a result of the Act.

For the three months ended June 30, 2018 and 2017, the Company's effective tax rate was 17.6% and 30.8%, respectively.  For the six months ended June 30, 2018 and 2017, the Company's effective tax rate was 17.0% and 28.9%, respectively.  These effective rates were lower than the statutory federal tax rates of 21% (2018) and 35% (2017), due primarily to the utilization of certain investment tax credits and to tax-exempt investments and tax-exempt loans which reduced the Company's effective tax rate.  The Company's effective tax rate may fluctuate in future periods as it is impacted by the level and timing of the Company's utilization of tax credits and the level of tax-exempt investments and loans and the overall level of pre-tax income.  The Company's effective income tax rate is currently expected to continue to be less than the statutory rate due primarily to the factors noted above.

Average Balances, Interest Rates and Yields

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. Average balances of loans receivable include the average balances of non-accrual loans for each period. Interest income on loans includes interest received on non-accrual loans on a cash basis.  Interest income on loans includes the amortization of net loan fees which were deferred in accordance with accounting standards.  Net fees included in interest income were $0.8 million and $0.5 million for the three months ended June 30, 2018 and 2017, respectively.  Net fees included in interest income were $1.6 million and $1.7 million for the six months ended June 20, 2018 and 2017, respectively.  Tax-exempt income was not calculated on a tax equivalent basis. The table does not reflect any effect of income taxes.

	June 30, 2018(2)	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017
	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable: (1)
One- to four-family residential	4.15%	$437,856	$5,422	4.97%	$461,321	$5,528	4.81%
Other residential	4.88	744,809	9,347	5.03	690,405	7,717	4.48
Commercial real estate	4.67	1,332,339	15,968	4.81	1,247,830	13,556	4.36
Construction	4.94	553,787	7,246	5.25	422,683	4,756	4.51
Commercial business	4.95	289,895	3,560	4.93	293,411	3,566	4.87
Other loans	6.00	508,722	6,291	4.96	652,293	7,630	4.69
Industrial revenue bonds	5.39	22,667	385	6.81	26,144	413	6.33

Total loans receivable	4.96	3,890,075	48,219	4.97	3,794,087	43,166	4.56

Investment securities(1)	3.18	188,589	1,291	2.75	211,944	1,327	2.51
Other interest-earning assets	1.90	120,688	433	1.44	120,125	251	0.84

Total interest-earning assets	4.76	4,199,352	49,943	4.77	4,126,156	44,744	4.35
Non-interest-earning assets:
Cash and cash equivalents		97,295			108,131
Other non-earning assets		199,003			217,764
Total assets		$4,495,650			$4,452,051

Interest-bearing liabilities:
Interest-bearing demand and savings	0.37	$1,573,936	1,435	0.37	$1,569,069	1,137	0.29
Time deposits	1.61	1,284,414	4,688	1.46	1,419,996	3,867	1.09
Total deposits	0.95	2,858,350	6,123	0.86	2,989,065	5,004	0.67
Short-term borrowings and structured repurchase agreements	0.04	141,268	180	0.51	234,655	318	0.54
Subordinated debentures issued to capital trusts	3.96	25,774	238	3.70	25,774	252	3.92
Subordinated notes	5.56	73,752	1,024	5.57	73,594	1,025	5.59
FHLBank advances	2.06	233,363	1,166	2.00	30,378	244	3.22

Total interest-bearing liabilities	1.14	3,332,507	8,731	1.05	3,353,466	6,843	0.82
Non-interest-bearing liabilities:
Demand deposits		653,281			621,429
Other liabilities		20,744			26,984
Total liabilities		4,006,532			4,001,879
Stockholders' equity		489,118			450,172
Total liabilities and stockholders' equity		$4,495,650			$4,452,051

Net interest income:
Interest rate spread	3.62%		$41,212	3.72%		$37,901	3.53%
Net interest margin*				3.94%			3.68%
Average interest-earning assets to average interest-bearing liabilities		126.0%			123.0%

_______________________
*	Defined as the Company's net interest income divided by total average interest-earning assets.
(1)
Of the total average balances of investment securities, average tax-exempt investment securities were $53.7 million and $62.5 million for the three months ended June 30, 2018 and 2017, respectively. In addition, average tax-exempt loans and industrial revenue bonds were $25.2 million and $28.3 million for the three months ended June 30, 2018 and 2017, respectively. Interest income on tax-exempt assets included in this table was $693,000 and $857,000 for the three months ended June 30, 2018 and 2017, respectively. Interest income net of disallowed interest expense related to tax-exempt assets was $656,000 and $821,000 for the three months ended June 30, 2018 and 2017, respectively.

(2)
The yield on loans at June 30, 2018 does not include the impact of the accretable yield (income) on loans acquired in the FDIC-assisted transactions.  See "Net Interest Income" for a discussion of the effect on results of operations for the three months ended June 30, 2018.

	June 30, 2018(2)	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017
	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable: (1)
One- to four-family residential	4.15%	$434,507	$10,605	4.92%	$472,667	$11,624	4.96%
Other residential	4.88	741,782	18,186	4.94	684,965	15,243	4.49
Commercial real estate	4.67	1,289,141	30,326	4.74	1,232,317	27,085	4.43
Construction	4.94	536,478	13,734	5.16	412,200	9,132	4.47
Commercial business	4.95	287,329	6,904	4.85	293,984	7,380	5.06
Other loans	6.00	524,995	12,887	4.95	670,642	15,660	4.71
Industrial revenue bonds	5.39	23,188	742	6.45	26,752	786	5.92

Total loans receivable	4.96	3,837,420	93,384	4.91	3,793,527	86,910	4.62

Investment securities(1)	3.18	187,803	2,601	2.79	216,130	2,742	2.56
Other interest-earning assets	1.90	109,944	841	1.54	129,826	505	0.78

Total interest-earning assets	4.76	4,135,167	96,826	4.72	4,139,483	90,157	4.39
Non-interest-earning assets:
Cash and cash equivalents		99,818			107,974
Other non-earning assets		198,226			221,130
Total assets		$4,433,211			$4,468,587

Interest-bearing liabilities:
Interest-bearing demand and savings	0.37	$1,569,299	2,745	0.35	$1,562,247	2,232	0.29
Time deposits	1.61	1,307,814	8,961	1.38	1,453,943	7,737	1.07
Total deposits	0.95	2,877,113	11,706	0.82	3,016,190	9,969	0.67
Short-term borrowings and structured repurchase agreements	0.04	120,494	208	0.35	236,076	544	0.46
Subordinated debentures issued to capital trusts	3.96	25,774	440	3.44	25,774	493	3.86
Subordinated notes	5.56	73,733	2,049	5.60	73,573	2,050	5.62
FHLBank advances	2.06	189,682	1,772	1.88	30,905	499	3.26

Total interest-bearing liabilities	1.14	3,286,796	16,175	0.99	3,382,518	13,555	0.81
Non-interest-bearing liabilities:
Demand deposits		641,969			614,827
Other liabilities		19,788			26,710
Total liabilities		3,948,553			4,024,055
Stockholders' equity		484,658			444,532
Total liabilities and stockholders' equity		$4,433,211			$4,468,587

Net interest income:
Interest rate spread	3.62%		$80,651	3.73%		$76,602	3.58%
Net interest margin*				3.93%			3.73%
Average interest-earning assets to average interest-bearing liabilities		125.8%			122.4%

_______________________
*	Defined as the Company's net interest income divided by total average interest-earning assets.
(1)
Of the total average balances of investment securities, average tax-exempt investment securities were $54.6 million and $64.4 million for the six months ended June 30, 2018 and 2017, respectively. In addition, average tax-exempt loans and industrial revenue bonds were $26.2 million and $29.4 million for the six months ended June 30, 2018 and 2017, respectively. Interest income on tax-exempt assets included in this table was $1.6 million and $1.7 million for the six months ended June 30, 2018 and 2017, respectively. Interest income net of disallowed interest expense related to tax-exempt assets was $1.5 million and $1.6 million for the six months ended June 30, 2018 and 2017, respectively.

(2)
The yield on loans at June 30, 2018 does not include the impact of the accretable yield (income) on loans acquired in the FDIC-assisted transactions.  See "Net Interest Income" for a discussion of the effect on results of operations for the six months ended June 30, 2018.

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

	Three Months Ended June 30,
	2018 vs. 2017
	Increase
	(Decrease)		Total
	Due to		Increase
	Rate	Volume	(Decrease)
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable	$3,939	$1,114	$5,053
Investment securities	118	(154)	(36)
Other interest-earning assets	181	1	182
Total interest-earning assets	4,238	961	5,199
Interest-bearing liabilities:
Demand deposits	294	4	298
Time deposits	1,218	(397)	821
Total deposits	1,512	(393)	1,119
Short-term borrowings	(18)	(120)	(138)
Subordinated debentures issued to capital trust	(14)	—	(14)
Subordinated notes	(3)	2	(1)
FHLBank advances	(125)	1,047	922
Total interest-bearing liabilities	1,352	536	1,888
Net interest income	$2,886	$425	$3,311

	Six Months Ended June 30,
	2018 vs. 2017
	Increase
	(Decrease)		Total
	Due to		Increase
	Rate	Volume	(Decrease)
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable	$5,459	$1,015	$6,474
Investment securities	238	(379)	(141)
Other interest-earning assets	424	(88)	336
Total interest-earning assets	6,121	548	6,669
Interest-bearing liabilities:
Demand deposits	503	10	513
Time deposits	2,060	(836)	1,224
Total deposits	2,563	(826)	1,737
Short-term borrowings	(114)	(222)	(336)
Subordinated debentures issued to capital trust	(53)	—	(53)
Subordinated notes	(1)	—	(1)
FHLBank advances	(292)	1,565	1,273
Total interest-bearing liabilities	2,103	517	2,620
Net interest income	$4,018	$31	$4,049

Liquidity

Liquidity is a measure of the Company's ability to generate sufficient cash to meet present and future financial obligations in a timely manner through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. These obligations include the credit needs of customers, funding deposit withdrawals, and the day-to-day operations of the Company. Liquid assets include cash, interest-bearing deposits with financial institutions and certain investment securities and loans. As a result of the Company's management of the ability to generate liquidity primarily through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors' requirements and meet its customers' credit needs. At June 30, 2018, the Company had commitments of approximately $175.2 million to fund loan originations, $1.13 billion of unused lines of credit and unadvanced loans, and $26.0 million of outstanding letters of credit.

Loan commitments and the unfunded portion of loans at the dates indicated were as follows (in thousands):

	June 30, 2018	March 31, 2018	December 31, 2017	December 31, 2016	December 31, 2015
Closed loans with unused available lines
Secured by real estate (one- to four-family)	$144,994	$138,375	$133,587	$123,433	$105,390
Secured by real estate (not one- to four-family)	15,306	12,382	10,836	26,062	21,857
Not secured by real estate - commercial business	104,749	108,262	113,317	79,937	63,865

Closed construction loans with unused available lines
Secured by real estate (one-to four-family)	31,221	29,757	20,919	10,047	14,242
Secured by real estate (not one-to four-family)	830,592	749,926	718,277	542,326	385,969

Loan Commitments not closed
Secured by real estate (one-to four-family)	47,040	37,144	23,340	15,884	13,411
Secured by real estate (not one-to four-family)	128,200	200,192	156,658	119,126	120,817
Not secured by real estate - commercial business	—	12,995	4,870	7,022	—

	$1,302,102	$1,289,033	$1,181,804	$923,837	$725,551

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

At June 30, 2018, the Company had these available secured lines and on-balance sheet liquidity:

Federal Home Loan Bank line	$463.5 million
Federal Reserve Bank line	$486.3 million
Cash and cash equivalents	$280.5 million
Unpledged securities	$45.9 million

Statements of Cash Flows. During both the six months ended June 30, 2018 and 2017, the Company had positive cash flows from operating activities.  The Company experienced negative cash flows from investing activities during the six months ended June 30, 2018 and positive cash flows from investing activities during the six months ended June 30, 2017.  The Company experienced positive cash flows from financing activities during the six months ended June 30, 2018 and negative cash flows from financing activities during the six months ended June 30, 2017.

Cash flows from operating activities for the periods covered by the Statements of Cash Flows have been primarily related to changes in accrued and deferred assets, credits and other liabilities, the provision for loan losses, depreciation and amortization, realized gains on sales of loans and the amortization of deferred loan origination fees and discounts (premiums) on loans and investments, all of which are non-cash or non-operating adjustments to operating cash flows. Net income adjusted for non-cash and non-operating items and the origination and sale of loans held for sale were the primary source of cash flows from operating activities. Operating activities provided cash flows of $50.4 million and $21.9 million during the six months ended June 30, 2018 and 2017, respectively.

During the six months ended June 30, 2018, investing activities used cash of $139.9 million, primarily due to the purchase of loans and the net origination of loans and the purchase of equipment, partially offset by the sale of other real estate owned and payments received on investment securities. Investing activities in the 2017 period provided cash of $36.6 million, primarily due to the net decrease in loans offset by the purchase of loans, the sale of other real estate owned, payments received on investment securities and payment received from the FDIC for early termination of certain loss sharing agreements.

Changes in cash flows from financing activities during the periods covered by the Statements of Cash Flows are due to changes in deposits after interest credited, changes in FHLBank advances and changes in short-term borrowings, as well as dividend payments to stockholders and the exercise of common stock options.  Financing activities provided cash of $127.7 million and used cash of $125.7 million during the six months ended June 30, 2018 and 2017, respectively.  Net cash used in during the 2017 period was due primarily to the decrease in certificates of deposit and repayment of FHLBank advances.  In the 2018 period, financing activities provided cash primarily as a result of net increases in FHLBank advances.  Financing activities in the future are expected to primarily include changes in deposits, changes in FHLBank advances, changes in short-term borrowings and dividend payments to stockholders.

Capital Resources

Management continuously reviews the capital position of the Company and the Bank to ensure compliance with minimum regulatory requirements, as well as to explore ways to increase capital either by retained earnings or other means.

At June 30, 2018, the Company's total stockholders' equity and common stockholders' equity were $490.3 million, or 10.7% of total assets, equivalent to a book value of $34.69 per share. At December 31, 2017, total stockholders' equity and common stockholders' equity were $471.7 million, or 10.7% of total assets, equivalent to a book value of $33.48 per share. At June 30, 2018, the Company's tangible common equity to tangible assets ratio was 10.5%, compared to 10.5% at December 31, 2017. (See Non-GAAP Financial Measures below).

Banks are required to maintain minimum risk-based capital ratios. These ratios compare capital, as defined by the risk-based regulations, to assets adjusted for their relative risk as defined by the regulations. Under current guidelines banks must have a minimum common equity Tier 1 capital ratio of 4.50%, a minimum Tier 1 risk-based capital ratio of 6.00%, a minimum total risk-based capital ratio of 8.00%, and a minimum Tier 1 leverage ratio of 4.00%. To be considered "well capitalized," banks must have a minimum common equity Tier 1 capital ratio of 6.50%, a minimum Tier 1 risk-based capital ratio of 8.00%, a minimum total risk-based capital ratio of 10.00%, and a minimum Tier 1 leverage ratio of 5.00%. On June 30, 2018, the Bank's common equity Tier 1 capital ratio was 12.3%, its Tier 1 capital ratio was 12.3%, its total capital ratio was 13.2% and its Tier 1 leverage ratio was 12.1%. As a result, as of June 30, 2018, the Bank was well capitalized, with capital ratios in excess of those required to qualify as such.  On December 31, 2017, the Bank's common equity Tier 1 capital ratio was 12.3%, its Tier 1 capital ratio was 12.3%, its total capital ratio was 13.2% and its Tier 1 leverage ratio was 11.7%. As a result, as of December 31, 2017, the Bank was well capitalized, with capital ratios in excess of those required to qualify as such.

The FRB has established capital regulations for bank holding companies that generally parallel the capital regulations for banks. On June 30, 2018, the Company's common equity Tier 1 capital ratio was 10.9%, its Tier 1 capital ratio was 11.5%, its total capital ratio was 14.1% and its Tier 1 leverage ratio was 11.3%. To be considered well capitalized, a bank holding company must have a Tier 1 risk-based capital ratio of at least 6.00% and a total risk-based capital ratio of at least 10.00%.  As of June 30, 2018, the Company was considered well capitalized, with capital ratios in excess of those required to qualify as such.  On December 31, 2017, the Company's common equity

Tier 1 capital ratio was 10.9%, its Tier 1 capital ratio was 11.4%, its total capital ratio was 14.1% and its Tier 1 leverage ratio was 10.9%. As of December 31, 2017, the Company was considered well capitalized, with capital ratios in excess of those required to qualify as such.

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

Dividends. During the three months ended June 30, 2018, the Company declared a common stock cash dividend of $0.28 per share, or 29% of net income per diluted common share for that three month period, and paid a common stock cash dividend of $0.28 per share (which was declared in March 2018).  During the three months ended June 30, 2017, the Company declared a common stock cash dividend of $0.24 per share, or 21% of net income per diluted common share for that three month period, and paid a common stock cash dividend of $0.22 per share (which was declared in March 2017).  During the six months ended June 30, 2018, the Company declared a common stock cash dividend of $0.56 per share, or 29% of net income per diluted common share for that six month period, and paid a common stock cash dividend of $0.52 per share.  During the six months ended June 30, 2017, the Company declared a common stock cash dividend of $0.46 per share, or 24% of net income per diluted common share for that six month period, and paid a common stock cash dividend of $0.44 per share.  The Board of Directors meets regularly to consider the level and the timing of dividend payments.  The $0.28 per share dividend declared but unpaid as of June 30, 2018, was paid to stockholders in July 2018.

Common Stock Repurchases and Issuances. The Company has been in various buy-back programs since May 1990. During the three and six month periods ended June 30, 2018 and 2017, respectively, the Company did not repurchase any shares of its common stock.  During the three months ended June 30, 2018, the Company issued 22,681 shares of stock at an average price of $27.75 per share to cover stock option exercises.  During the three months ended June 30, 2017, the Company issued 25,328 shares of stock at an average price of $30.07 per share to cover stock option exercises.  During the six months ended June 30, 2018, the Company issued 46,290 shares of stock at an average price of $25.38 per share to cover stock option exercises.  During the six months ended June 30, 2017, the Company issued 66,267 shares of stock at an average price of $26.84 per share to cover stock option exercises.

On April 18, 2018, the Company's Board of Directors authorized management to repurchase up to 500,000 shares of the Company's outstanding common stock, under a program of open market purchases or privately negotiated transactions. The plan does not have an expiration date.  The authorization of this new plan also terminated the previous repurchase plan which was approved in November 2006, with an authorization to repurchase up to 700,000 shares of the Company's outstanding common stock.

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

Non-GAAP Reconciliation:  Ratio of Tangible Common Equity to Tangible Assets

	June 30,	December 31,
	2018	2017
	(Dollars in Thousands)

Common equity at period end	$490,271	$471,662
Less: Intangible assets at period end	10,025	10,850
Tangible common equity at period end (a)	$480,246	$460,812

Total assets at period end	$4,568,863	$4,414,521
Less: Intangible assets at period end	10,025	10,850
Tangible assets at period end (b)	$4,558,838	$4,403,671

Tangible common equity to tangible assets (a) / (b)	10.53%	10.46%

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

The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained despite fluctuations in prevailing interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time. The difference, or the interest rate repricing "gap," provides an indication of the extent to which an institution's interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities repricing during the same period, and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets during the same period. Generally, during a period of rising interest rates, a negative gap within shorter repricing periods would adversely affect net interest income, while a positive gap within shorter repricing periods would result in an increase in net interest income. During a period of falling interest rates, the opposite would be true. As of June 30, 2018, Great Southern's interest rate risk models indicate that, generally, rising interest rates are expected to have a positive impact on the Company's net interest income, while declining interest rates would have a negative impact on net interest income. We model various interest rate scenarios for rising and falling rates, including both parallel and non-parallel shifts in rates. The results of our modeling indicate that net interest income is not likely to be materially affected either positively or negatively in the first twelve months following a rate change, regardless of any changes in interest rates, because our portfolios are relatively well matched in a twelve-month horizon. The effects of interest rate changes, if any, are expected to be more impacting to net interest income in the 12 to 36 months following a rate change.

The current level and shape of the interest rate yield curve poses challenges for interest rate risk management. Prior to its increase of 0.25% on December 16, 2015, the Federal Reserve Board had last changed interest rates on December 16, 2008. This was the first rate increase since September 29, 2006.  The FRB has now also implemented rate increases of 0.25% on six different occasions beginning December 14, 2016, with the Federal Funds rate now at 2.00%.  A substantial portion of Great Southern's loan portfolio ($1.34 billion at June 30, 2018) is tied to the one-month or three-month LIBOR index and will be subject to adjustment at least once within 90 days after June 30, 2018.  Of these loans, $1.07 billion as of June 30, 2018 had interest rate floors.  Great Southern also has a significant portfolio of loans ($294 million at June 30, 2018) which are tied to a "prime rate" of interest and will adjust immediately with changes to the "prime rate" of interest.

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

ITEM 4. CONTROLS AND PROCEDURES

We maintain a system of disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) that is designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate. An evaluation of our disclosure controls and procedures was carried out as of June 30, 2018, under the supervision and with the participation of our principal executive officer, principal financial officer and several other members of our senior management. Our principal executive officer and principal financial officer concluded that, as of June 30, 2018, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the principal executive officer and principal financial officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There were no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) under the Act) that occurred during the quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As indicated below, no shares were purchased during the three months ended June 30, 2018.

	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan(1)

April 1, 2018 – April 30, 2018	--	$--	--	500,000
May 1, 2018 – May 31, 2018	--	--	--	500,000
June 1, 2018 – June 30, 2018	--	--	--	500,000
	--	$--	--

_______________________
(1) Amount represents the number of shares available to be repurchased under the April 2018 plan as of the last calendar day of the month shown.

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

Great Southern Bancorp, Inc.
Registrant
Date: August 3, 2018	/s/ Joseph W. Turner
Joseph W. Turner President and Chief Executive Officer (Principal Executive Officer)
Date: August 3, 2018	/s/ Rex A. Copeland
Rex A. Copeland Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

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

(v)
The Purchase and Assumption Agreement All Deposits, dated as of June 20, 2014, among Federal Deposit Insurance Corporation, Receiver of Valley Bank, Moline, Illinois, Federal Deposit Insurance Corporation and Great Southern Bank, previously filed with the Commission (File no. 000-18082) as Exhibit 2.1(v) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 20, 2014 is incorporated herein by reference as Exhibit 2(v).

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

The Registrant's 2018 Omnibus Incentive Plan previously filed with the Commission (File No. 000-18082) as Appendix A to the Registrant's Definitive Proxy Statement on Schedule 14A filed on March 27, 2018, is incorporated herein by reference as Exhibit 10.15.

The form of incentive stock option award agreement under the Registrant's 2018 Omnibus Incentive Plan previously filed with the Commission as Exhibit 10.2 to the Registrant's Registration Statement on Form S-8 (File no. 333-225665) filed on June 15, 2018 is incorporated herein by reference as Exhibit 10.16.

The form of non-qualified stock option award agreement under the Registrant's 2018 Omnibus Incentive Plan previously filed with the Commission as Exhibit 10.3 to the Registrant's Registration Statement on Form S-8 (File no. 333-225665) filed on June 15, 2018 is incorporated herein by reference as Exhibit 10.17.

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

None.

(101)
Attached as Exhibit 101 are the following financial statements from the Great Southern Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated statements of financial condition, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows and (v) notes to consolidated financial statements.