Form 10-Q
period 2018-09-30
GREAT SOUTHERN BANCORP, INC.
filed 2018-11-05
CIK 854560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES ACT OF 1934

For the Quarterly Period Ended September 30, 2018

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
Yes /X/     No /  /

Indicate by check mark whether the registrant has submitted electronically every Interactive Data file required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes/X/   No /  /

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
Yes /  /   No /X/

The number of shares outstanding of each of the registrant's classes of common stock: 14,158,300 shares of common stock, par value $.01 per share, outstanding at November 1, 2018.

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except number of shares)

	SEPTEMBER 30,	DECEMBER 31,
	2018	2017
	(Unaudited)

ASSETS
Cash	$99,044	$115,600
Interest-bearing deposits in other financial institutions	109,777	126,653
Cash and cash equivalents	208,821	242,253
Available-for-sale securities	191,251	179,179
Held-to-maturity securities (fair value $0 – September 2018; $131 - December 2017)	—	130
Mortgage loans held for sale	3,474	8,203
Loans receivable, net of allowance for loan losses of $37,497 – September 2018; $36,492 - December 2017	3,942,766	3,726,302
Interest receivable	13,008	12,338
Prepaid expenses and other assets	41,116	47,122
Other real estate owned and repossessions, net	12,844	22,002
Premises and equipment, net	133,319	138,018
Goodwill and other intangible assets	9,613	10,850
Investment in Federal Home Loan Bank stock	14,918	11,182
Current and deferred income taxes	12,956	16,942
Total Assets	$4,584,086	$4,414,521

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$3,595,665	$3,597,144
Federal Home Loan Bank advances	240,000	127,500
Securities sold under reverse repurchase agreements with customers	112,184	80,531
Short-term borrowings	1,360	16,604
Subordinated debentures issued to capital trusts	25,774	25,774
Subordinated notes	73,804	73,688
Accrued interest payable	3,013	2,904
Advances from borrowers for taxes and insurance	8,858	5,319
Accounts payable and accrued expenses	15,301	13,395
Total Liabilities	4,075,959	3,942,859
Stockholders' Equity:
Capital stock
Serial preferred stock –$.01 par value; authorized 1,000,000 shares; issued and outstanding September 2018 and December 2017 - -0- shares	—	—
Common stock, $.01 par value; authorized 20,000,000 shares; issued and outstanding September 2018 –14,153,290 shares; December 2017 - 14,087,533 shares	142	141
Additional paid-in capital	29,553	28,203
Retained earnings	480,027	442,077
Accumulated other comprehensive income (loss)	(1,595)	1,241
Total Stockholders' Equity	508,127	471,662
Total Liabilities and Stockholders' Equity	$4,584,086	$4,414,521

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
	THREE MONTHS ENDED SEPTEMBER 30,
	2018	2017
	(Unaudited)

INTEREST INCOME
Loans	$51,063	$44,824
Investment securities and other	1,919	1,544
TOTAL INTEREST INCOME	52,982	46,368

INTEREST EXPENSE
Deposits	7,352	5,131
Federal Home Loan Bank advances	1,192	546
Short-term borrowings and repurchase agreements	177	118
Subordinated debentures issued to capital trusts	252	267
Subordinated notes	1,024	1,025
TOTAL INTEREST EXPENSE	9,997	7,087
NET INTEREST INCOME	42,985	39,281
Provision for Loan Losses	1,300	2,950
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	41,685	36,331

NON-INTEREST INCOME
Commissions	309	279
Service charges and ATM fees	5,458	5,533
Net realized gains on sales of loans	417	719
Late charges and fees on loans	466	436
Gain on sales of securities	2	—
Gain on derivative interest rate products	5	8
Gain on sale of business units	7,414	—
Other income	533	680
TOTAL NON-INTEREST INCOME	14,604	7,655

NON-INTEREST EXPENSE
Salaries and employee benefits	15,162	14,664
Net occupancy and equipment expense	6,551	6,079
Postage	843	845
Insurance	682	755
Advertising	589	587
Office supplies and printing	255	279
Telephone	827	790
Legal, audit and other professional fees	875	610
Expense on other real estate owned and repossessions	498	1,343
Partnership tax credit investment amortization	91	217
Acquired deposit intangible asset amortization	412	412
Other operating expenses	1,524	1,453
TOTAL NON-INTEREST EXPENSE	28,309	28,034

Income Before Income Taxes	27,980	15,952
Provision for Income Taxes	5,464	4,289
Net income	$22,516	$11,663

Basic Earnings Per Share	$1.59	$0.83
Diluted Earnings Per Share	$1.57	$0.82
Dividends Declared Per Share	$0.32	$0.24

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	NINE MONTHS ENDED SEPTEMBER 30,
	2018	2017
	(Unaudited)

INTEREST INCOME
Loans	$144,447	$131,734
Investment securities and other	5,361	4,791
TOTAL INTEREST INCOME	149,808	136,525

INTEREST EXPENSE
Deposits	19,058	15,100
Federal Home Loan Bank advances	2,964	1,045
Short-term borrowings and repurchase agreements	385	662
Subordinated debentures issued to capital trusts	692	760
Subordinated notes	3,073	3,075
TOTAL INTEREST EXPENSE	26,172	20,642
NET INTEREST INCOME	123,636	115,883
Provision for Loan Losses	5,200	7,150
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	118,436	108,733

NON-INTEREST INCOME
Commissions	868	851
Service charges and ATM fees	16,191	16,195
Net realized gains on sales of loans	1,438	2,343
Late charges and fees on loans	1,240	1,922
Gain on sales of securities	2	—
Gain (loss) on derivative interest rate products	53	(5)
Gain on termination of loss sharing agreements	—	7,704
Amortization of income/(expense) related to business acquisitions	—	(486)
Gain on sale of business units	7,414	—
Other income	1,792	2,627
TOTAL NON-INTEREST INCOME	28,998	31,151

NON-INTEREST EXPENSE
Salaries and employee benefits	44,731	44,495
Net occupancy and equipment expense	19,234	18,419
Postage	2,544	2,651
Insurance	2,002	2,300
Advertising	1,892	1,656
Office supplies and printing	789	1,208
Telephone	2,339	2,389
Legal, audit and other professional fees	2,373	1,991
Expense on other real estate owned and repossessions	4,376	2,595
Partnership tax credit investment amortization	484	713
Acquired deposit intangible asset amortization	1,237	1,237
Other operating expenses	4,536	5,322
TOTAL NON-INTEREST EXPENSE	86,537	84,976

Income Before Income Taxes	60,897	54,908
Provision for Income Taxes	11,076	15,550
Net income	$49,821	$39,358

Basic Earnings Per Share	$3.53	$2.81
Diluted Earnings Per Share	$3.49	$2.77
Dividends Declared Per Share	$0.88	$0.70

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	THREE MONTHS ENDED SEPTEMBER 30,
	2018	2017
	(Unaudited)

Net Income	$22,516	$11,663

Unrealized appreciation (depreciation) on available-for-sale securities, net of taxes (credit) of $(232) and $(101), for 2018 and 2017, respectively	(805)	(177)

Reclassification adjustment for gains included in net income, net of (taxes) credit of $0 for each of 2018 and 2017	(2)	—

Change in fair value of cash flow hedge, net of taxes of $0 and $38, for 2018 and 2017, respectively	—	64

Comprehensive Income	$21,709	$11,550

	NINE MONTHS ENDED SEPTEMBER 30,
	2018	2017
	(Unaudited)

Net Income	$49,821	$39,358

Unrealized appreciation (depreciation) on available-for-sale securities, net of taxes (credit) of $(894) and $106, for 2018 and 2017, respectively	(3,106)	186

Reclassification adjustment for gains included in net income, net of (taxes) credit of $0 for each of 2018 and 2017	(2)	—

Change in fair value of cash flow hedge, net of taxes of $0 and $93, for 2018 and 2017, respectively	—	161

Comprehensive Income	$46,713	$39,705

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	NINE MONTHS ENDED SEPTEMBER 30,
	2018	2017
	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$49,821	$39,358
Proceeds from sales of loans held for sale	72,229	104,175
Originations of loans held for sale	(65,788)	(95,384)
Items not requiring (providing) cash:
Depreciation	6,842	6,901
Amortization	1,837	2,064
Compensation expense for stock option grants	539	412
Provision for loan losses	5,200	7,150
Net gains on loan sales	(1,438)	(2,343)
Net realized gains on sales of available-for-sale securities	(2)	—
Net losses on sale of premises and equipment	122	183
Net losses on sale/write-down of other real estate owned and repossessions	2,003	211
Gain realized on sale of business units	(7,414)	—
Gain realized on termination of loss sharing agreements	—	(7,704)
Accretion of deferred income, premiums, discounts and other	(2,032)	(1,492)
(Gain) loss on derivative interest rate products	(53)	5
Deferred income taxes	(6,278)	(3,686)
Changes in:
Interest receivable	(670)	669
Prepaid expenses and other assets	5,967	(271)
Accrued expenses and other liabilities	1,331	787
Income taxes refundable/payable	11,158	841
Net cash provided by operating activities	73,374	51,876
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans	(171,672)	136,205
Purchase of loans	(57,382)	(203,294)
Cash paid for sale of business units	(50,356)	—
Cash received from FDIC loss sharing reimbursements	—	16,245
Purchase of premises and equipment	(7,833)	(4,546)
Proceeds from sale of premises and equipment	2,296	521
Proceeds from sale of other real estate owned and repossessions	16,124	22,788
Capitalized costs on other real estate owned	(153)	(117)
Proceeds from sales of available-for-sale securities	502	—
Proceeds from maturities and calls of held-to-maturity securities	130	117
Proceeds from maturities and calls of available-for-sale securities	2,366	9,579
Principal reductions on mortgage-backed securities	17,134	19,834
Purchase of available-for-sale securities	(36,677)	—
Purchase of Federal Home Loan Bank stock	(3,736)	(248)
Net cash used in investing activities	(289,257)	(2,916)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in certificates of deposit	84,177	(121,438)
Net increase (decrease) in checking and savings deposits	(24,535)	42,563
Proceeds from Federal Home Loan Bank advances	2,363,500	889,000
Repayments of Federal Home Loan Bank advances	(2,251,000)	(746,435)
Net increase (decrease) in short-term borrowings	16,409	(132,424)
Advances from borrowers for taxes and insurance	3,539	4,182
Dividends paid	(11,288)	(9,523)
Stock options exercised	1,649	2,018
Net cash provided by (used in) financing activities	182,451	(72,057)
DECREASES IN CASH AND CASH EQUIVALENTS	(33,432)	(23,097)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	242,253	279,769
CASH AND CASH EQUIVALENTS, END OF PERIOD	$208,821	$256,672

See Notes to Consolidated Financial Statements

7

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Great Southern Bancorp, Inc. (the "Company" or "Great Southern") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The financial statements presented herein reflect all adjustments which are, in the opinion of management, necessary to fairly present the financial condition, results of operations and cash flows of the Company as of the dates and for the periods presented. Those adjustments consist only of normal recurring adjustments. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the full year. The consolidated statement of financial condition of the Company as of December 31, 2017, has been derived from the audited consolidated statement of financial condition of the Company as of that date.  Certain prior period amounts have been reclassified to conform to the current period presentation.  These reclassifications had no effect on net income.

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

NOTE 2: NATURE OF OPERATIONS AND OPERATING SEGMENTS

The Company operates as a one-bank holding company.  The Company's business primarily consists of the operations of Great Southern Bank (the "Bank"), which provides a full range of financial services to customers primarily located in Missouri, Iowa, Kansas, Minnesota, Nebraska and Arkansas.  In addition, the Company operates commercial loan production offices in Dallas, Texas; Tulsa, Oklahoma; Omaha, Nebraska and Chicago, Illinois.  The Company and the Bank are subject to the regulations of certain federal and state agencies and undergo periodic examinations by those regulatory agencies.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) and in July 2018 FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases.  The amendments in this Update revise the accounting related to lessee accounting.  Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases.  The Update is effective for the Company beginning in the first quarter of 2019, with early adoption permitted.  Adoption of the standard requires the use of a modified retrospective transition approach for all periods presented at the time of adoption.  Based on the Company's leases outstanding at September 30, 2018, which total less than 20 leased properties and no significant leased equipment, we do not expect the new standard to have a material impact on our consolidated statements of financial condition or our consolidated statements of income, although an increase to assets and liabilities will occur at the time of adoption, in an amount currently estimated at approximately $6 million - $8 million based on our current lease portfolio.  The Company's new leases and lease modifications and renewals prior to the implementation date could impact the level of materiality.

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

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The objective of ASU 2017-12 is to improve the financial reporting of hedging relationships by better aligning an entity's risk management activity with the economic objectives in undertaking those activities. In addition, the amendments in this update simplify the application of hedge accounting for preparers of financial statements, as well as improve the understandability of an entity's risk management activities being conveyed to financial statement users. The Company early adopted the ASU on a prospective basis effective October 1, 2018, and the adoption did not have a material effect on the Company's consolidated financial statements.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) - Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 modifies the disclosure requirements on fair value measurements in Topic 820. The amendments in this update remove disclosures that no longer are considered cost beneficial, modify/clarify the specific requirements of certain disclosures, and add disclosure requirements identified as relevant. ASU 2018-13 is effective for period beginning after December 15, 2019, with early adoption permitted for certain removed and modified disclosures, and is not expected to have a significant impact on our financial statements.

NOTE 4: EARNINGS PER SHARE

	Three Months Ended September 30,
	2018	2017
	(In Thousands, Except Per Share Data)

Basic:
Average shares outstanding	14,146	14,038
Net income	$22,516	$11,663
Per share amount	$1.59	$0.83

Diluted:
Average shares outstanding	14,146	14,038
Net effect of dilutive stock options – based on the treasury
stock method using average market price	153	186
Diluted shares	14,299	14,224
Net income	$22,516	$11,663
Per share amount	$1.57	$0.82

	Nine Months Ended September 30,
	2018	2017
	(In Thousands, Except Per Share Data)

Basic:
Average shares outstanding	14,124	14,007
Net income	$49,821	$39,358
Per share amount	$3.53	$2.81

Diluted:
Average shares outstanding	14,124	14,007
Net effect of dilutive stock options – based on the treasury
stock method using average market price	136	186
Diluted shares	14,260	14,193
Net income	$49,821	$39,358
Per share amount	$3.49	$2.77

Options outstanding at September 30, 2018 and 2017, to purchase 170,600 and 114,300 shares of common stock, respectively, were not included in the computation of diluted earnings per common share for each of the three month periods because the exercise prices of such options were greater than the average market prices of the common stock for the three months ended September 30, 2018 and 2017, respectively.  Options outstanding at September 30, 2018 and 2017, to purchase 260,947 and 114,300 shares of common stock, respectively, were not included in the computation of diluted earnings per common share for each of the nine month periods because the exercise prices of such options were greater than the average market prices of the common stock for the nine months ended September 30, 2018 and 2017, respectively.

NOTE 5: INVESTMENT SECURITIES

	September 30, 2018
		Gross	Gross		Tax
	Amortized	Unrealized	Unrealized	Fair	Equivalent
	Cost	Gains	Losses	Value	Yield
	(In Thousands)

AVAILABLE-FOR-SALE SECURITIES:
Mortgage-backed securities	$124,777	$639	$3,891	$121,525	2.44%
Collateralized mortgage obligations	17,481	—	97	17,384	3.03
States and political subdivisions	51,047	1,314	19	52,342	4.81
	$193,305	$1,953	$4,007	$191,251	3.12%

	December 31, 2017
		Gross	Gross		Tax
	Amortized	Unrealized	Unrealized	Fair	Equivalent
	Cost	Gains	Losses	Value	Yield
	(In Thousands)

AVAILABLE-FOR-SALE SECURITIES:
Mortgage-backed securities	$123,300	$871	$1,638	$122,533	2.19%
States and political subdivisions	53,930	2,716	—	56,646	4.72
	$177,230	$3,587	$1,638	$179,179	2.96%

HELD-TO-MATURITY SECURITIES:
States and political subdivisions	$130	$1	$—	$131	6.14%

The amortized cost and fair value of available-for-sale securities at September 30, 2018, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In Thousands)

One year or less	$—	$—
After one through five years	841	905
After five through ten years	9,556	9,687
After ten years	40,650	41,750
Securities not due on a single maturity date	142,258	138,909

	$193,305	$191,251

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at September 30, 2018 and December 31, 2017, was approximately $117.5 million and $89.7 million, respectively, which is approximately 61.4% and 50.0% of the Company's available-for-sale and held-to-maturity investment portfolio, respectively.

Based on an evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these debt securities are temporary.

The following table shows the Company's gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2018 and December 31, 2017:

	September 30, 2018
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)

Mortgage-backed securities	$24,226	$(557)	$72,518	$(3,334)	$96,744	$(3,891)
Collateralized mortgage obligations	17,384	(97)	—	—	17,384	(97)
State and political
subdivisions	3,341	(19)	—	—	3,341	(19)
	$44,951	$(673)	$72,518	$(3,334)	$117,469	$(4,007)

	December 31, 2017
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)

Mortgage-backed securities	$33,862	$(384)	$55,845	$(1,254)	$89,707	$(1,638)
State and political
subdivisions	—	—	—	—	—	—
	$33,862	$(384)	$55,845	$(1,254)	$89,707	$(1,638)

Gross gains of $2,000 and $2,000 and gross losses of $0 and $0 resulting from sales of available-for-sale securities were realized during the three and nine months ended September 30, 2018.  There were no sales of available-for-sale securities during the three and nine months ended September 30, 2017.  Gains and losses on sales of securities are determined on the specific-identification method.

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

During the three and nine months ended September 30, 2018 and 2017, respectively, no securities were determined to have impairment that had become other-than-temporary.

Credit Losses Recognized on Investments.  During the three and nine months ended September 30, 2018 and 2017, respectively, there were no debt securities that experienced fair value deterioration due to credit losses, or due to other market factors, that are not otherwise other-than-temporarily impaired.

Amounts Reclassified Out of Accumulated Other Comprehensive Income.  During the three and nine months ended September 30, 2018 and 2017, there were no amounts reclassified from accumulated other comprehensive income other than the $272,000 stranded tax amount related to unrealized gains and losses on available for sale securities noted above in Note 3, which was reclassified from accumulated other comprehensive income to retained earnings as of January 1, 2018 due to the adoption of ASU 2018-02.

NOTE 6: LOANS AND ALLOWANCE FOR LOAN LOSSES

Classes of loans at September 30, 2018 and December 31, 2017 were as follows:

	September 30,	December 31,
	2018	2017
	(In Thousands)

One- to four-family residential construction	$25,477	$20,793
Subdivision construction	16,054	18,062
Land development	44,502	43,971
Commercial construction	1,283,468	1,068,352
Owner occupied one- to four-family residential	255,994	190,515
Non-owner occupied one- to four-family residential	109,282	119,468
Commercial real estate	1,383,871	1,235,329
Other residential	791,786	745,645
Commercial business	332,037	353,351
Industrial revenue bonds	14,179	21,859
Consumer auto	277,884	357,142
Consumer other	57,921	63,368
Home equity lines of credit	117,061	115,439
Loans acquired and accounted for under ASC 310-30, net of discounts	177,150	209,669
	4,886,666	4,562,963
Undisbursed portion of loans in process	(899,620)	(793,669)
Allowance for loan losses	(37,497)	(36,492)
Deferred loan fees and gains, net	(6,783)	(6,500)
	$3,942,766	$3,726,302

Weighted average interest rate	5.03%	4.74%

Classes of loans by aging were as follows:

	September 30, 2018
							Total Loans
						Total	> 90 Days
	30-59 Days	60-89 Days	Over	Total		Loans	Past Due and
	Past Due	Past Due	90 Days	Past Due	Current	Receivable	Still Accruing
	(In Thousands)

One- to four-family
residential construction	$—	$294	$—	$294	$25,183	$25,477	$—
Subdivision construction	12	—	—	12	16,042	16,054	—
Land development	—	32	—	32	44,470	44,502	—
Commercial construction	—	—	—	—	1,283,468	1,283,468	—
Owner occupied one- to
four-family residential	138	62	1,270	1,470	254,524	255,994	—
Non-owner occupied one-
to four-family residential	—	—	1,481	1,481	107,801	109,282	—
Commercial real estate	327	38	346	711	1,383,160	1,383,871	—
Other residential	—	—	—	—	791,786	791,786	—
Commercial business	129	—	1,590	1,719	330,318	332,037	—
Industrial revenue bonds	—	—	—	—	14,179	14,179	—
Consumer auto	2,705	858	1,367	4,930	272,954	277,884	—
Consumer other	473	220	326	1,019	56,902	57,921	—
Home equity lines of credit	353	—	95	448	116,613	117,061	—
Loans acquired and
accounted for under
ASC 310-30, net of
discounts	1,780	1,442	2,385	5,607	171,543	177,150	—
	5,917	2,946	8,860	17,723	4,868,943	4,886,666	—
Less loans acquired and accounted for under
ASC 310-30, net	1,780	1,442	2,385	5,607	171,543	177,150	—

Total	$4,137	$1,504	$6,475	$12,116	$4,697,400	$4,709,516	$—

	December 31, 2017
							Total Loans
						Total	> 90 Days
	30-59 Days	60-89 Days	Over	Total		Loans	Past Due and
	Past Due	Past Due	90 Days	Past Due	Current	Receivable	Still Accruing
	(In Thousands)

One- to four-family
residential construction	$250	$—	$—	$250	$20,543	$20,793	$—
Subdivision construction	—	—	98	98	17,964	18,062	—
Land development	54	37	—	91	43,880	43,971	—
Commercial construction	—	—	—	—	1,068,352	1,068,352	—
Owner occupied one- to
four-family residential	1,927	71	904	2,902	187,613	190,515	—
Non-owner occupied one-
to four-family residential	947	190	1,816	2,953	116,515	119,468	58
Commercial real estate	8,346	993	1,226	10,565	1,224,764	1,235,329	—
Other residential	540	353	1,877	2,770	742,875	745,645	—
Commercial business	2,623	1,282	2,063	5,968	347,383	353,351	—
Industrial revenue bonds	—	—	—	—	21,859	21,859	—
Consumer auto	5,196	1,230	2,284	8,710	348,432	357,142	12
Consumer other	464	64	557	1,085	62,283	63,368	—
Home equity lines of credit	58	—	430	488	114,951	115,439	26
Loans acquired and
accounted for under ASC 310-30, net of
discounts	4,449	1,951	10,675	17,075	192,594	209,669	272
	24,854	6,171	21,930	52,955	4,510,008	4,562,963	368
Less loans acquired and accounted for under ASC 310-30, net	4,449	1,951	10,675	17,075	192,594	209,669	272

Total	$20,405	$4,220	$11,255	$35,880	$4,317,414	$4,353,294	$96

Nonaccruing loans (excluding FDIC-assisted acquired loans, net of discount) are summarized as follows:

	September 30,	December 31,
	2018	2017
	(In Thousands)

One- to four-family residential construction	$—	$—
Subdivision construction	—	98
Land development	—	—
Commercial construction	—	—
Owner occupied one- to four-family residential	1,270	904
Non-owner occupied one- to four-family residential	1,481	1,758
Commercial real estate	346	1,226
Other residential	—	1,877
Commercial business	1,590	2,063
Industrial revenue bonds	—	—
Consumer auto	1,367	2,272
Consumer other	326	557
Home equity lines of credit	95	404

Total	$6,475	$11,159

The following table presents the activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2018.  Also presented are the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of September 30, 2018:

	One- to Four-
	Family
	Residential and	Other	Commercial	Commercial	Commercial
	Construction	Residential	Real Estate	Construction	Business	Consumer	Total
	(In Thousands)

Allowance for loan losses
Balance July 1, 2018	$2,727	$3,845	$19,474	$2,395	$2,991	$6,124	$37,556
Provision (benefit) charged to expense	7	341	708	538	(1,019)	725	1,300
Losses charged off	(18)	(194)	—	(4)	(274)	(2,128)	(2,618)
Recoveries	79	41	1	97	80	961	1,259
Balance September 30, 2018	$2,795	$4,033	$20,183	$3,026	$1,778	$5,682	$37,497

Balance January 1, 2018	$2,108	$2,839	$18,639	$1,767	$3,581	$7,558	$36,492
Provision (benefit) charged to expense	494	1,310	1,519	1,009	(991)	1,859	5,200
Losses charged off	(59)	(525)	(102)	(87)	(1,155)	(7,062)	(8,990)
Recoveries	252	409	127	337	343	3,327	4,795
Balance September 30, 2018	$2,795	$4,033	$20,183	$3,026	$1,778	$5,682	$37,497

Ending balance:
Individually evaluated for
impairment	$771	$—	$635	$—	$324	$433	$2,163
Collectively evaluated for
impairment	$1,987	$4,006	$19,288	$2,953	$1,438	$5,221	$34,893
Loans acquired and
accounted for under
ASC 310-30	$37	$27	$260	$73	$16	$28	$441

Loans
Individually evaluated for
impairment	$6,302	$—	$3,556	$14	$2,008	$2,524	$14,404
Collectively evaluated for
impairment	$400,505	$791,786	$1,380,315	$1,327,956	$344,208	$450,342	$4,695,112
Loans acquired and
accounted for under
ASC 310-30	$98,702	$12,927	$35,980	$4,240	$4,613	$20,688	$177,150

The following table presents the activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2017:

	One- to Four-
	Family
	Residential and	Other	Commercial	Commercial	Commercial
	Construction	Residential	Real Estate	Construction	Business	Consumer	Total
	(In Thousands)

Allowance for loan losses
Balance July 1, 2017	$2,413	$3,655	$15,442	$1,711	$4,365	$8,947	$36,533
Provision (benefit) charged to expense	285	190	643	298	562	972	2,950
Losses charged off	(74)	(10)	(357)	—	(1,090)	(3,151)	(4,682)
Recoveries	46	89	74	129	66	1,038	1,442
Balance September 30, 2017	$2,670	$3,924	$15,802	$2,138	$3,903	$7,806	$36,243

Balance January 1, 2017	$2,322	$5,486	$15,938	$2,284	$3,015	$8,355	$37,400
Provision (benefit) charged to expense	407	(1,708)	1,413	74	1,786	5,178	7,150
Losses charged off	(150)	(12)	(1,649)	(386)	(1,365)	(9,120)	(12,682)
Recoveries	91	158	100	166	467	3,393	4,375
Balance September 30, 2017	$2,670	$3,924	$15,802	$2,138	$3,903	$7,806	$36,243

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

Impaired loans (excluding FDIC-assisted loans, net of discount), are summarized as follows:

	September 30, 2018
		Unpaid
	Recorded	Principal	Specific
	Balance	Balance	Allowance
	(In Thousands)

One- to four-family residential construction	$—	$—	$—
Subdivision construction	241	241	107
Land development	14	18	—
Commercial construction	—	—	—
Owner occupied one- to four-family residential	3,663	3,995	343
Non-owner occupied one- to four-family residential	2,398	2,677	321
Commercial real estate	3,556	3,714	635
Other residential	—	—	—
Commercial business	2,008	2,383	324
Industrial revenue bonds	—	—	—
Consumer auto	1,843	2,046	331
Consumer other	566	751	85
Home equity lines of credit	115	133	17

Total	$14,404	$15,958	$2,163

	Three Months Ended		Nine Months Ended
	September 30, 2018		September 30, 2018
	Average		Average
	Investment	Interest	Investment	Interest
	in Impaired	Income	in Impaired	Income
	Loans	Recognized	Loans	Recognized
	(In Thousands)

One- to four-family residential construction	$—	$—	$—	$—
Subdivision construction	299	3	336	11
Land development	15	1	15	1
Commercial construction	—	—	—	—
Owner occupied one- to four-family residential	3,401	53	3,322	142
Non-owner occupied one- to four-family residential	2,583	38	3,082	130
Commercial real estate	6,689	55	7,115	278
Other residential	675	—	1,368	20
Commercial business	2,581	40	3,277	329
Industrial revenue bonds	—	—	—	—
Consumer auto	1,865	37	2,120	118
Consumer other	671	11	806	48
Home equity lines of credit	405	—	500	28

Total	$19,184	$238	$21,941	$1,105

	At or for the Year Ended December 31, 2017
				Average
		Unpaid		Investment	Interest
	Recorded	Principal	Specific	in Impaired	Income
	Balance	Balance	Allowance	Loans	Recognized
	(In Thousands)

One- to four-family residential construction	$—	$—	$—	$193	$—
Subdivision construction	349	367	114	584	22
Land development	15	18	—	1,793	24
Commercial construction	—	—	—	—	—
Owner occupied one- to four-family residential	3,405	3,723	331	3,405	166
Non-owner occupied one- to four-family residential	3,196	3,465	68	2,419	165
Commercial real estate	8,315	8,490	599	9,075	567
Other residential	2,907	2,907	—	3,553	147
Commercial business	3,018	4,222	2,140	5,384	173
Industrial revenue bonds	—	—	—	—	—
Consumer auto	2,713	2,898	484	2,383	222
Consumer other	825	917	124	906	69
Home equity lines of credit	591	648	91	498	33

Total	$25,334	$27,655	$3,951	$30,193	$1,588

	September 30, 2017
		Unpaid
	Recorded	Principal	Specific
	Balance	Balance	Allowance
	(In Thousands)

One- to four-family residential construction	$—	$—	$—
Subdivision construction	434	450	116
Land development	315	319	—
Commercial construction	—	—	—
Owner occupied one- to four-family residential	3,441	3,740	351
Non-owner occupied one- to four-family residential	3,293	3,560	104
Commercial real estate	9,358	9,581	599
Other residential	3,390	3,390	—
Commercial business	3,141	4,311	2,396
Industrial revenue bonds	—	—	—
Consumer auto	2,740	2,936	491
Consumer other	1,042	1,148	156
Home equity lines of credit	647	725	100

Total	$27,801	$30,160	$4,313

	Three Months Ended		Nine Months Ended
	September 30, 2017		September 30, 2017
	Average		Average
	Investment	Interest	Investment	Interest
	in Impaired	Income	in Impaired	Income
	Loans	Recognized	Loans	Recognized
	(In Thousands)

One- to four-family residential construction	$—	$—	$258	$—
Subdivision construction	444	9	652	21
Land development	424	12	2,319	33
Commercial construction	—	—	—	—
Owner occupied one- to four-family residential	3,440	44	3,384	124
Non-owner occupied one- to four-family residential	2,550	80	2,183	128
Commercial real estate	6,819	266	9,068	425
Other residential	3,457	27	3,660	102
Commercial business	5,580	35	6,148	161
Industrial revenue bonds	—	—	—	—
Consumer auto	2,548	79	2,323	156
Consumer other	1,005	26	886	65
Home equity lines of credit	633	14	456	32

Total	$26,900	$592	$31,337	$1,247

At September 30, 2018, $8.7 million of impaired loans had specific valuation allowances totaling $2.2 million.  At December 31, 2017, $12.7 million of impaired loans had specific valuation allowances totaling $4.0 million.

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

The following tables present newly restructured loans during the three and nine months ended September 30, 2018 and 2017, respectively, by type of modification:

	Three Months Ended September 30, 2018
				Total
	Interest Only	Term	Combination	Modification
	(In Thousands)

Consumer	$—	$67	$—	$67

	Three Months Ended September 30, 2017
				Total
	Interest Only	Term	Combination	Modification
	(In Thousands)

Mortgage loans on real estate:
Commercial	$—	$—	$5,759	$5,759
Consumer	—	194	—	194

	$—	$194	$5,759	$5,953

	Nine Months Ended September 30, 2018
				Total
	Interest Only	Term	Combination	Modification
	(In Thousands)

Mortgage loans on real estate:
One- to four-family residential	$1,348	$—	$—	$1,348
Consumer	—	506	—	506

	$1,348	$506	$—	$1,854

	Nine Months Ended September 30, 2017
				Total
	Interest Only	Term	Combination	Modification
	(In Thousands)

Mortgage loans on real estate:
Commercial	$—	$—	$5,759	$5,759
Commercial business	—	—	274	274
Consumer	—	199	—	199

	$—	$199	$6,033	$6,232

At September 30, 2018, the Company had $7.0 million of loans that were modified in troubled debt restructurings and impaired, as follows:  $256,000 of construction and land development loans, $4.1 million of one- to four-family and other residential mortgage loans, $1.3 million of commercial real estate loans, $568,000 of commercial business loans and $856,000 of consumer loans.  Of the total troubled debt restructurings at September 30, 2018, $4.8 million were accruing interest and $2.3 million were classified as substandard using the Company's internal grading system, which is described below.  The Company had no troubled debt restructurings which were modified in the previous 12 months and subsequently defaulted during the nine months ended September 30, 2018.  When loans modified as troubled debt restructurings have subsequent payment defaults, the defaults are factored into the determination of the allowance for loan losses to ensure specific valuation allowances reflect amounts considered uncollectible.  At December 31, 2017, the Company had $15.0 million of loans that were modified in troubled debt restructurings and impaired, as follows:  $266,000 of construction and land development loans, $6.2 million of one- to four-family and other residential mortgage loans, $7.1 million of commercial real estate loans, $867,000 of commercial business loans and $617,000 of consumer loans.  Of the total troubled debt restructurings at December 31, 2017, $12.3 million were accruing interest and $8.8 million were classified as substandard using the Company's internal grading system.  The reduction in troubled debt restructurings during the three and nine months ended September 30, 2018 was primarily due to the removal of performing loans that were part of two customer relationships totaling $5.7 million due to return to market interest rates, cash flow improvement and amortization and payment performance.

During the three and nine months ended September 30, 2018, $46,000 and $85,000 of loans, respectively, all of which consisted of one- to four-family residential loans, designated as troubled debt restructurings met the criteria for placement back on accrual status.  The criteria is generally a minimum of six months of consistent and timely payment performance under original or modified terms.  During the three months ended September 30, 2017, loans designated as troubled debt restructurings totaling $327,000 met the criteria for placement back on accrual status.  The $327,000 consisted of $285,000 of commercial real estate loans and $42,000 of consumer loans.  During the nine months ended September 30, 2017, loans designated as troubled debt restructurings totaling $672,000 met the criteria for placement back on accrual status.  The $672,000 consisted of $345,000 of one- to four- family residential loans, $285,000 of commercial real estate loans and $42,000 of consumer loans.

The Company reviews the credit quality of its loan portfolio using an internal grading system that classifies loans as "Satisfactory," "Watch," "Special Mention," "Substandard" and "Doubtful."  Loans classified as watch are being monitored because of indications of potential weaknesses or deficiencies that may require future classification as special mention or substandard.  Special mention loans possess potential weaknesses that deserve management's close attention but do not expose the Bank to a degree of risk that warrants substandard classification.  Substandard loans are characterized by the distinct possibility that the Bank will sustain some loss if certain deficiencies are not corrected.  Doubtful loans are those having all the weaknesses inherent to those classified Substandard with the added characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.  Loans not meeting any of the criteria previously described are considered satisfactory.  The FDIC-assisted acquired loans are also evaluated using this internal grading system and are accounted for in pools.  Minimal adverse classification in these acquired loan pools was identified as of September 30, 2018 and December 31, 2017, respectively.  See Note 7 for further discussion of the acquired loan pools and the termination of the loss sharing agreements.

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

The loan grading system is presented by loan class below:

	September 30, 2018
			Special
	Satisfactory	Watch	Mention	Substandard	Doubtful	Total
	(In Thousands)

One- to four-family residential
construction	$25,056	$421	$—	$—	$—	$25,477
Subdivision construction	14,087	1,967	—	—	—	16,054
Land development	39,902	4,600	—	—	—	44,502
Commercial construction	1,283,468	—	—	—	—	1,283,468
Owner occupied one- to four-
family residential	253,695	62	—	2,237	—	255,994
Non-owner occupied one- to
four-family residential	106,619	1,092	—	1,571	—	109,282
Commercial real estate	1,370,246	11,330	—	2,295	—	1,383,871
Other residential	791,285	501	—	—	—	791,786
Commercial business	325,260	5,187	—	1,590	—	332,037
Industrial revenue bonds	14,179	—	—	—	—	14,179
Consumer auto	276,220	155	—	1,509	—	277,884
Consumer other	57,337	162	—	422	—	57,921
Home equity lines of credit	116,804	152	—	105	—	117,061
Loans acquired and accounted
for under ASC 310-30,
net of discounts	177,130	—	—	20	—	177,150

Total	$4,851,288	$25,629	$—	$9,749	$—	$4,886,666

	December 31, 2017
			Special
	Satisfactory	Watch	Mention	Substandard	Doubtful	Total
	(In Thousands)

One- to four-family residential
construction	$20,275	$518	$—	$—	$—	$20,793
Subdivision construction	15,602	2,362	—	98	—	18,062
Land development	39,171	4,800	—	—	—	43,971
Commercial construction	1,068,352	—	—	—	—	1,068,352
Owner occupied one- to-four-
family residential	188,706	—	—	1,809	—	190,515
Non-owner occupied one- to-
four-family residential	117,103	389	—	1,976	—	119,468
Commercial real estate	1,218,431	9,909	—	6,989	—	1,235,329
Other residential	742,237	1,532	—	1,876	—	745,645
Commercial business	344,479	6,306	—	2,066	500	353,351
Industrial revenue bonds	21,859	—	—	—	—	21,859
Consumer auto	354,588	—	—	2,554	—	357,142
Consumer other	62,682	—	—	686	—	63,368
Home equity lines of credit	114,860	—	—	579	—	115,439
Loans acquired and accounted
for under ASC 310-30,
net of discounts	209,657	—	—	12	—	209,669

Total	$4,518,002	$25,816	$—	$18,645	$500	$4,562,963

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

The loans and foreclosed assets purchased in the InterBank transaction were covered by a loss sharing agreement between the FDIC and Great Southern Bank.  This agreement originally was to extend for ten years for 1-4 family real estate loans and for five years for other loans but was terminated early, effective June 9, 2017, by mutual agreement of Great Southern Bank and the FDIC.  See "Loss Sharing Agreements" below.  Based upon the acquisition date fair values of the net assets acquired, no goodwill was recorded.  A premium was recorded at the time of acquisition in conjunction with the fair value of the acquired loans and the amount amortized to yield during the three months ended September 30, 2018 and 2017 was $38,000 and $64,000, respectively.  The amount amortized to yield during the nine months ended September 30, 2018 and 2017 was $138,000 and $210,000, respectively.

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

Based upon the acquisition date fair values of the net assets acquired, no goodwill was recorded. A premium was recorded in conjunction with the fair value of the acquired loans and the amount amortized to yield during the three months ended September 30, 2018 and 2017 was $0 and $47,000, respectively.  The amount amortized to yield during the nine months ended September 30, 2018 and 2017 was $11,000 and $189,000, respectively.

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

The termination of the loss sharing agreements for the TeamBank, Vantus Bank, Sun Security Bank and InterBank transactions has no impact on the yields for the loans that were previously covered under these agreements. All post-termination recoveries, gains, losses and expenses related to these previously covered assets are recognized entirely by Great Southern Bank since the FDIC no longer shares in such gains or losses. Accordingly, the Company's earnings are positively impacted to the extent the Company recognizes gains on any sales or recoveries in excess of the carrying value of such assets. Similarly, the Company's future earnings will be negatively impacted to the extent the Company recognizes expenses, losses or charge-offs related to such assets.

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

The amount of the estimated cash flows expected to be received from the acquired loan pools in excess of the fair values recorded for the loan pools is referred to as the accretable yield.  The accretable yield is recognized as interest income over the estimated lives of the loans.  The Company continues to evaluate the fair value of the loans including cash flows expected to be collected.  Increases in the Company's cash flow expectations are recognized as increases to the accretable yield while decreases are recognized as impairments through the allowance for loan losses.  During the three and nine months ended September 30, 2018, improvements in expected cash flows related to the acquired loan portfolios resulted in adjustments of $1.5 million and $4.0 million, respectively, to the accretable yield to be spread over the estimated remaining lives of the loans on a level-yield basis. During the three and nine months ended September 30, 2017, similar such adjustments totaling $472,000 and $627,000, respectively, were made to the accretable yield.  The increases in expected cash flows also reduced the amount of expected reimbursements under the loss sharing agreements, when applicable, until they were terminated or expired.

Because these adjustments to accretable yield will be recognized generally over the remaining lives of the loan pools, they will impact future periods as well.  As of September 30, 2018, the remaining accretable yield adjustment that will affect interest income is $2.9 million.  Of the remaining adjustments affecting interest income, we expect to recognize $1.0 million of interest income during the remainder of 2018.  Additional adjustments to accretable yield may be recorded in future periods from the FDIC-assisted transactions, as the Company continues to estimate expected cash flows from the acquired loan pools.

The impact of adjustments on the Company's financial results is shown below:

	Three Months Ended		Three Months Ended
	September 30, 2018		September 30, 2017
	(In Thousands, Except Per Share Data
	and Basis Points Data)

Impact on net interest income/
net interest margin (in basis points)	$1,424	14 bps	$975	9 bps
Non-interest income	—		—
Net impact to pre-tax income	$1,424		$975
Net impact net of taxes	$1,106		$621
Impact to diluted earnings per share	$0.08		$0.04

	Nine Months Ended		Nine Months Ended
	September 30, 2018		September 30, 2017
	(In Thousands, Except Per Share Data
	and Basis Points Data)

Impact on net interest income/
net interest margin (in basis points)	$3,652	12 bps	$4,237	14 bps
Non-interest income	—		(634)
Net impact to pre-tax income	$3,652		$3,603
Net impact net of taxes	$2,836		$2,295
Impact to diluted earnings per share	$0.20		$0.16

TeamBank Loans and Foreclosed Assets.  The following tables present the balances of the acquired loans and foreclosed assets related to the TeamBank transaction at September 30, 2018 and December 31, 2017. Through September 30, 2018, gross loan balances (due from the borrower) were reduced approximately $424.5 million since the transaction date because of $291.9 million of repayments from borrowers, $61.7 million in transfers to foreclosed assets and $70.9 million in charge-offs to customer loan balances.  Based upon the collectability analyses performed at the time of the acquisition, we expected certain levels of foreclosures and charge-offs and actual results have been better than our expectations.  As a result, cash flows expected to be received from the acquired loan pools have increased, resulting in adjustments that were made to the related accretable yield as described above.

	September 30, 2018
		Foreclosed
	Loans	Assets
	(In Thousands)

Initial basis for loss sharing determination,
net of activity since acquisition date	$11,658	$15
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(445)	—
Original estimated fair value of assets, net of activity since
acquisition date	(11,094)	(15)

Expected loss remaining	$119	$—

	December 31, 2017
		Foreclosed
	Loans	Assets
	(In Thousands)

Initial basis for loss sharing determination,
net of activity since acquisition date	$13,668	$35
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(589)	—
Original estimated fair value of assets, net of activity since
acquisition date	(12,948)	(35)

Expected loss remaining	$131	$—

Vantus Bank Loans and Foreclosed Assets.  The following tables present the balances of the acquired loans and foreclosed assets related to the Vantus Bank transaction at September 30, 2018 and December 31, 2017. Through September 30, 2018, gross loan balances (due from the borrower) were reduced approximately $315.9 million since the transaction date because of $270.3 million of repayments from borrowers, $16.7 million in transfers to foreclosed assets and $28.9 million in charge-offs to customer loan balances.  Based upon the collectability analyses performed at the time of the acquisition, we expected certain levels of foreclosures and charge-offs and actual results have been better than our expectations.  As a result, cash flows expected to be received from the acquired loan pools have increased, resulting in adjustments that were made to the related accretable yield as described above.

	September 30, 2018
		Foreclosed
	Loans	Assets
	(In Thousands)

Initial basis for loss sharing determination,
net of activity since acquisition date	$15,698	$—
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(74)	—
Original estimated fair value of assets, net of activity since
acquisition date	(15,395)	—

Expected loss remaining	$229	$—

	December 31, 2017
		Foreclosed
	Loans	Assets
	(In Thousands)

Initial basis for loss sharing determination,
net of activity since acquisition date	$18,965	$15
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(131)	—
Original estimated fair value of assets, net of activity since
acquisition date	(18,605)	(15)

Expected loss remaining	$229	$—

Sun Security Bank Loans and Foreclosed Assets.  The following tables present the balances of the acquired loans and foreclosed assets related to the Sun Security Bank transaction at September 30, 2018 and December 31, 2017.  Through September 30, 2018, gross loan balances (due from the borrower) were reduced approximately $212.2 million since the transaction date because of $152.7 million of repayments from borrowers, $28.6 million in transfers to foreclosed assets and $30.9 million of charge-offs to customer loan balances.  Based upon the collectability analyses performed at the time of the acquisition, we expected certain levels of foreclosures and charge-offs and actual results have been better than our expectations.  As a result, cash flows expected to be received from the acquired loan pools have increased, resulting in adjustments that were made to the related accretable yield as described above.

	September 30, 2018
		Foreclosed
	Loans	Assets
	(In Thousands)

Initial basis for loss sharing determination,
net of activity since acquisition date	$22,219	$305
Reclassification from nonaccretable discount to accretable discount due to change in expected losses (net of accretion to date)	(371)	—
Original estimated fair value of assets, net of activity since
acquisition date	(21,099)	(214)

Expected loss remaining	$749	$91

	December 31, 2017
		Foreclosed
	Loans	Assets
	(In Thousands)

Initial basis for loss sharing determination,
net of activity since acquisition date	$26,787	$306
Reclassification from nonaccretable discount to accretable discount due to change in expected losses (net of accretion to date)	(494)	—
Original estimated fair value of assets, net of activity since
acquisition date	(25,348)	(299)

Expected loss remaining	$945	$7

InterBank Loans and Foreclosed Assets.  The following table presents the balances of the acquired loans and foreclosed assets related to the InterBank transaction at September 30, 2018 and December 31, 2017.  Through September 30, 2018, gross loan balances (due from the borrower) were reduced approximately $302.8 million since the transaction date because of $260.6 million of repayments by the borrower, $19.8 million in transfers to foreclosed assets and $22.4 million of charge-offs to customer loan balances.  Based upon the collectability analyses performed at the time of the acquisition, we expected certain levels of foreclosures and charge-offs and actual results have been better than our expectations.  As a result, cash flows expected to be received from the acquired loan pools have increased, resulting in adjustments that were made to the related accretable yield as described above.

	September 30, 2018
		Foreclosed
	Loans	Assets
	(In Thousands)

Initial basis for loss sharing determination,
net of activity since acquisition date	$90,512	$146
Non-credit premium/(discount), net of activity since acquisition date	136	—
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(1,785)	—
Original estimated fair value of assets, net of activity since
acquisition date	(78,642)	(130)

Expected loss remaining	$10,221	$16

	December 31, 2017
		Foreclosed
	Loans	Assets
	(In Thousands)

Initial basis for loss sharing determination,
net of activity since acquisition date	$112,399	$2,012
Non-credit premium/(discount), net of activity since acquisition date	274	—
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(972)	—
Original estimated fair value of assets, net of activity since
acquisition date	(98,321)	(1,785)

Expected loss remaining	$13,380	$227

Valley Bank Loans and Foreclosed Assets.  The following tables present the balances of the acquired loans and foreclosed assets related to the Valley Bank transaction at September 30, 2018 and December 31, 2017.  Through September 30, 2018, gross loan balances (due from the borrower) were reduced approximately $137.8 million since the transaction date because of $125.9 million of repayments by the borrower, $4.0 million in transfers to foreclosed assets and $7.9 million of charge-offs to customer loan balances.  Based upon the collectability analyses performed at the time of the acquisition, we expected certain levels of foreclosures and charge-offs and actual results have been better than our expectations. As a result, cash flows expected to be received from the acquired loan pools have increased, resulting in adjustments that were made to the related accretable yield as described above.

	September 30, 2018
		Foreclosed
	Loans	Assets
	(In Thousands)

Initial basis, net of activity since acquisition date	$55,350	$1,488
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(229)	—
Original estimated fair value of assets, net of activity since
acquisition date	(50,915)	(1,488)

Expected loss remaining	$4,206	$—

	December 31, 2017
		Foreclosed
	Loans	Assets
	(In Thousands)

Initial basis, net of activity since acquisition date	$59,997	$1,673
Non-credit premium/(discount), net of activity since acquisition date	11	—
Reclassification from nonaccretable discount to accretable discount
due to change in expected losses (net of accretion to date)	(411)	—
Original estimated fair value of assets, net of activity since
acquisition date	(54,442)	(1,667)

Expected loss remaining	$5,155	$6

Changes in the accretable yield for acquired loan pools were as follows for the three and nine months ended September 30, 2018 and 2017:

			Sun Security
	TeamBank	Vantus Bank	Bank	InterBank	Valley Bank
	(In Thousands)

Balance, July 1, 2017	$2,303	$2,180	$3,686	$5,414	$3,313
Accretion	(352)	(310)	(561)	(1,688)	(1,378)
Change in expected
accretable yield(1)	287	211	(270)	625	889

Balance, September 30, 2017	$2,238	$2,081	$2,855	$4,351	$2,824

Balance, July 1, 2018	$1,742	$1,652	$2,055	$5,910	$2,974
Accretion	(294)	(279)	(399)	(2,293)	(901)
Change in expected
accretable yield(1)	103	234	500	2,054	578

Balance, September 30, 2018	$1,551	$1,607	$2,156	$5,671	$2,651

(1)
Represents increases in estimated cash flows expected to be received from the acquired loan pools, partially due to lower estimated credit losses.  The amounts also include changes in expected accretion of the loan pools for TeamBank, Vantus Bank, Sun Security Bank, InterBank and Valley Bank for the three months ended September 30, 2018, totaling $103,000, $234,000, $485,000, $604,000 and $578,000, respectively, and for the three months ended September 30, 2017, totaling $268,000, $204,000, $(270,000), $625,000 and $444,000, respectively.

			Sun Security
	TeamBank	Vantus Bank	Bank	InterBank	Valley Bank
	(In Thousands)

Balance, January 1, 2017	$2,477	$2,547	$4,277	$8,512	$4,797
Accretion	(1,319)	(1,048)	(1,757)	(5,850)	(4,772)
Change in expected
accretable yield(1)	1,080	582	335	1,689	2,799

Balance, September 30, 2017	$2,238	$2,081	$2,855	$4,351	$2,824

Balance, January 1, 2018	$2,071	$1,850	$2,901	$5,074	$2,695
Accretion	(736)	(897)	(1,253)	(5,943)	(3,098)
Change in expected
accretable yield(1)	216	654	508	6,540	3,054

Balance, September 30, 2018	$1,551	$1,607	$2,156	$5,671	$2,651

(1)
Represents increases in estimated cash flows expected to be received from the acquired loan pools, partially due to lower estimated credit losses.  The amounts also include changes in expected accretion of the loan pools for TeamBank, Vantus Bank, Sun Security Bank, InterBank and Valley Bank for the nine months ended September 30, 2018, totaling $201,000, $654,000, $318,000, $3.6 million and $2.3 million, respectively, and for the nine months ended September 30, 2017, totaling $1.1 million, $569,000, $335,000, $1.7 million and $2.2 million, respectively.

NOTE 8: OTHER REAL ESTATE OWNED AND REPOSSESSIONS

Major classifications of other real estate owned were as follows:

	September 30,	December 31,
	2018	2017
	(In Thousands)

Foreclosed assets held for sale and repossessions
One- to four-family construction	$—	$—
Subdivision construction	2,264	5,413
Land development	4,495	7,229
Commercial construction	—	—
One- to four-family residential	657	112
Other residential	—	140
Commercial real estate	1,002	1,694
Commercial business	—	—
Consumer	1,020	1,987
	9,438	16,575
Foreclosed assets acquired through FDIC-assisted
transactions, net of discounts	1,847	3,799

Foreclosed assets held for sale and repossessions, net	11,285	20,374

Other real estate owned not acquired through foreclosure	1,559	1,628

Other real estate owned and repossessions	$12,844	$22,002

At September 30, 2018, other real estate owned not acquired through foreclosure included nine properties, eight of which were branch locations that were closed and are held for sale, and one of which is land acquired for a potential branch location.  At December 31, 2017, other real estate owned not acquired through foreclosure included ten properties, nine of which were branch locations that were closed and are held for sale, and one of which is land acquired for a potential branch location.

At September 30, 2018, residential mortgage loans totaling $1.3 million were in the process of foreclosure, $1.1 million of which were acquired loans.

Expenses applicable to other real estate owned included the following:

	Three Months Ended
	September 30,
	2018	2017
	(In Thousands)

Net gain on sales of other real estate and repossessions	$(549)	$(311)
Valuation write-downs	178	462
Operating expenses, net of rental income	869	1,192

	$498	$1,343

	Nine Months Ended
	September 30,
	2018	2017
	(In Thousands)

Net gain on sales of other real estate and repossessions	$(1,998)	$(1,098)
Valuation write-downs	3,551	522
Operating expenses, net of rental income	2,823	3,171

	$4,376	$2,595

NOTE 9: DEPOSITS

	September 30,	December 31,
	2018	2017
	(In Thousands)

Time Deposits:
0.00% - 0.99%	$163,501	$254,502
1.00% - 1.99%	611,935	1,006,373
2.00% - 2.99%	647,247	106,888
3.00% - 3.99%	8,563	701
4.00% - 4.99%	1,129	1,108
5.00% and above	273	272
Total time deposits (1.77% - 1.24%)	1,432,648	1,369,844
Non-interest-bearing demand deposits	659,864	661,589
Interest-bearing demand and savings deposits (0.43% - 0.32%)	1,503,153	1,565,711
Total Deposits	$3,595,665	$3,597,144

NOTE 10: ADVANCES FROM FEDERAL HOME LOAN BANK

Advances from the Federal Home Loan Bank of Des Moines (FHLBank advances) at September 30, 2018 and December 31, 2017 consisted of the following:

	September 30, 2018		December 31, 2017
		Weighted		Weighted
		Average		Average
		Interest		Interest
Due In	Amount	Rate	Amount	Rate
	(In Thousands)		(In Thousands)

2018	$240,000	2.18%	$127,500	1.53%

NOTE 11: SECURITIES SOLD UNDER REVERSE REPURCHASE AGREEMENTS AND SHORT-TERM BORROWINGS

	September 30, 2018	December 31, 2017
	(In Thousands)

Notes payable – Community Development
Equity Funds	$1,360	$1,604
Overnight borrowings from the Federal Home Loan Bank	—	15,000
Securities sold under reverse repurchase agreements	112,184	80,531

	$113,544	$97,135

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

	September 30, 2018	December 31, 2017
	Overnight and	Overnight and
	Continuous	Continuous
(In Thousands)

Mortgage-backed securities – GNMA, FNMA, FHLMC	$112,184	$80,531

NOTE 12: SUBORDINATED NOTES

On August 8, 2016, the Company completed the public offering and sale of $75.0 million of its subordinated notes.  The notes are due August 15, 2026, and have a fixed interest rate of 5.25% until August 15, 2021, at which time the rate becomes floating at a rate equal to three-month LIBOR plus 4.087%.  The Company may call the notes at par beginning on August 15, 2021, and on any scheduled interest payment date thereafter.  The notes were sold at par, resulting in net proceeds, after underwriting discounts and commissions, legal, accounting and other professional fees, of approximately $73.5 million.  Total debt issuance costs, totaling approximately $1.5 million, were deferred and are being amortized over the expected life of the notes, which is 10 years.  Amortization of the debt issuance costs during the three months ended September 30, 2018 and 2017, totaled $38,000 and $38,000, respectively, and is included in interest expense on subordinated notes in the consolidated statements of income, resulting in an imputed interest rate of 5.47%.  Amortization of the debt issuance costs during the nine months ended September 30, 2018 and 2017, totaled $116,000 and $114,000, respectively.

At September 30, 2018 and December 31, 2017, subordinated notes are summarized as follows:

	September 30, 2018	December 31, 2017
	(In Thousands)

Subordinated notes	$75,000	$75,000
Less: unamortized debt issuance costs	1,196	1,312
	$73,804	$73,688

NOTE 13: INCOME TAXES

Reconciliations of the Company's effective tax rates to the statutory corporate tax rates were as follows:

	Three Months Ended September 30,
	2018	2017

Tax at statutory rate	21.0%	35.0%
Nontaxable interest and dividends	(0.5)	(1.6)
Tax credits	(2.2)	(7.8)
State taxes	1.2	1.1
Other	—	0.2

	19.5%	26.9%

	Nine Months Ended September 30,
	2018	2017

Tax at statutory rate	21.0%	35.0%
Nontaxable interest and dividends	(0.7)	(1.5)
Tax credits	(3.2)	(5.9)
State taxes	1.2	1.3
Other	(0.1)	(0.6)

	18.2%	28.3%

H.R. 1, originally known as the Tax Cuts and Jobs Act ("Tax Act"), was signed into law on December 22, 2017, making several changes to U. S. corporate income tax laws, including reducing the corporate Federal income tax rate from 35% to 21% effective January 1, 2018.  U. S. GAAP requires that the impact of the provisions of the Tax Act be accounted for in the period of enactment and the Company recognized the income tax effects of the Tax Act in its 2017 financial statements.  The Tax Act is complex and requires significant detailed analysis which could lead to identification of additional adjustments related to enactment of the Tax Act.  The Company's 2017 income tax returns were completed in 2018.  At this time no additional adjustments were identified.  We do not currently expect future significant adjustments will be necessary, but any further adjustments identified will be recognized in accordance with guidance contained in Staff Accounting Bulletin No. 118 from the U. S. Securities and Exchange Commission.

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

The Company was previously under State of Missouri income and franchise tax examinations for its 2014 and 2015 tax years.  The Company disagreed with the proposed results of these examinations.  As a result, the Company has filed a protest with the state outlining its tax position and support under Missouri law.  The Company does not currently expect significant adjustments to its financial statements from this examination.  During 2017, the Company settled an appeal with the Kansas Department of Revenue.  The settlement did not result in any significant adjustments to the Company's financial statements.

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

The Company considers transfers between the levels of the hierarchy to be recognized at the end of related reporting periods.  From December 31, 2017 to September 30, 2018, no assets for which fair value is measured on a recurring basis transferred between any levels of the hierarchy.

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying statements of financial condition measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fell at September 30, 2018 and December 31, 2017:

		Fair value measurements using
		Quoted prices
		in active
		markets	Other	Significant
		for identical	observable	unobservable
		assets	inputs	inputs
	Fair value	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)

September 30, 2018
Mortgage-backed securities	$121,525	$—	$121,525	$—
Collateralized mortgage obligations	17,384	—	17,384	—
States and political subdivisions	52,342	—	52,342	—
Interest rate derivative asset	1,453	—	1,453	—
Interest rate derivative liability	(1,448)	—	(1,448)	—

December 31, 2017
Mortgage-backed securities	$122,533	$—	$122,533	$—
States and political subdivisions	56,646	—	56,646	—
Interest rate derivative asset	981	—	981	—
Interest rate derivative liability	(1,030)	—	(1,030)	—

The following is a description of inputs and valuation methodologies used for assets recorded at fair value on a recurring basis and recognized in the accompanying statements of financial condition at September 30, 2018 and December 31, 2017, as well as the general classification of such assets pursuant to the valuation hierarchy.  There have been no significant changes in the valuation techniques during the nine-month period ended September 30, 2018.  For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

Available-for-Sale Securities. Investment securities available for sale are recorded at fair value on a recurring basis. The fair values used by the Company are obtained from an independent pricing service, which represent either quoted market prices for the identical asset or fair values determined by pricing models, or other model-based valuation techniques, that consider observable market data, such as interest rate volatilities, LIBOR yield curve, credit spreads and prices from market makers and live trading systems.  Recurring Level 2 securities include U.S. government agency securities, mortgage-backed securities, state and municipal bonds and certain other investments. Inputs used for valuing Level 2 securities include observable data that may include dealer quotes, benchmark yields, market spreads, live trading levels and market consensus prepayment speeds, among other things. Additional inputs include indicative values derived from the independent pricing service's proprietary computerized models.  There were no recurring Level 3 securities at September 30, 2018 or December 31, 2017.

Interest Rate Derivatives. The fair value is estimated using forward-looking interest rate curves and is determined using observable market rates and, therefore, are classified within Level 2 of the valuation hierarchy.

Nonrecurring Measurements

The following tables present the fair value measurements of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2018 and December 31, 2017:

		Fair Value Measurements Using
		Quoted prices
		in active
		markets	Other	Significant
		for identical	observable	unobservable
		assets	inputs	inputs
	Fair value	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)

September 30, 2018
Impaired loans	$2,996	$—	$—	$2,996

Foreclosed assets held for sale	$3,014	$—	$—	$3,014

December 31, 2017
Impaired loans	$1,590	$—	$—	$1,590

Foreclosed assets held for sale	$1,758	$—	$—	$1,758

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

Loans Held for Sale.  Mortgage loans held for sale are recorded at the lower of carrying value or fair value.  The fair value of mortgage loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics.  As such, the Company classifies mortgage loans held for sale as Nonrecurring Level 2.  Write-downs to fair value typically do not occur as the Company generally enters into commitments to sell individual mortgage loans at the time the loan is originated to reduce market risk.  The Company typically does not have commercial loans held for sale.  At September 30, 2018 and December 31, 2017, the aggregate fair value of mortgage loans held for sale exceeded their cost.  Accordingly, no mortgage loans held for sale were marked down and reported at fair value.

Impaired Loans.  A loan is considered to be impaired when it is probable that all of the principal and interest due may not be collected according to its contractual terms. Generally, when a loan is considered impaired, the amount of reserve required under FASB ASC 310, Receivables, is measured based on the fair value of the underlying collateral. The Company makes such measurements on all material loans deemed impaired using the fair value of the collateral for collateral dependent loans. The fair value of collateral used by the Company is determined by obtaining an observable market price or by obtaining an appraised value from an independent, licensed or certified appraiser, using observable market data. This data includes information such as property sales comparisons and capitalization rates of similar properties sold within the market, expected future cash flows or earnings of the subject property based on current market expectations, and other relevant factors. All appraised values are adjusted for market-related trends based on the Company's experience in sales and other appraisals of similar property types as well as estimated selling costs.  Each quarter management reviews all collateral dependent impaired loans on a loan-by-loan basis to determine whether updated appraisals are necessary based on loan performance, collateral type and guarantor support.  At times, the Company measures the fair value of collateral dependent impaired loans using appraisals with dates prior to one year from the date of review.  These appraisals are discounted by applying current, observable market data about similar property types such as sales contracts, estimations of value by individuals familiar with the market, other appraisals, sales or collateral assessments based on current market activity until updated appraisals are obtained.  Depending on the length of time since an appraisal was performed and the data provided through our reviews, these appraisals are typically discounted 10-40%.  The policy described above is the same for all types of collateral dependent impaired loans.

The Company records impaired loans as Nonrecurring Level 3. If a loan's fair value as estimated by the Company is less than its carrying value, the Company either records a charge-off of the portion of the loan that exceeds the fair value or establishes a reserve within the allowance for loan losses specific to the loan.  Loans for which such charge-offs or reserves were recorded during the nine months ended September 30, 2018 or the year ended December 31, 2017, are shown in the table above (net of reserves).

Foreclosed Assets Held for Sale.  Foreclosed assets held for sale are initially recorded at fair value less estimated cost to sell at the date of foreclosure.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less estimated cost to sell.  Foreclosed assets held for sale are classified within Level 3 of the fair value hierarchy.  The foreclosed assets represented in the table above have been re-measured during the nine months ended September 30, 2018 or the year ended December 31, 2017, subsequent to their initial transfer to foreclosed assets.

Fair Value of Financial Instruments

The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying statements of financial condition at amounts other than fair value.

Cash and Cash Equivalents and Federal Home Loan Bank Stock. The carrying amount approximates fair value.

Loans and Interest Receivable.  For September 30, 2018, the fair value of loans is estimated on an exit price basis incorporating contractual cash flow, prepayments discount spreads, credit loss and liquidity premiums.  For December 31, 2017, the fair value of loans was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.  Loans with similar characteristics were aggregated for purposes of the calculations.  The carrying amount of accrued interest receivable approximates its fair value.

Deposits and Accrued Interest Payable.  The fair value of demand deposits and savings accounts is the amount payable on demand at the reporting date, i.e., their carrying amounts.  For September 30, 2018, the fair value of fixed maturity certificates of deposit is estimated using a discounted cash flow calculation using the average advances yield curve from 11 districts of the FHLB for the as of date.  For December 31, 2017, the discounted cash flow calculation applied the rates currently offered for deposits of similar remaining maturities.  The carrying amount of accrued interest payable approximates its fair value.

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

	September 30, 2018			December 31, 2017
	Carrying	Fair	Hierarchy	Carrying	Fair	Hierarchy
	Amount	Value	Level	Amount	Value	Level
	(In Thousands)

Financial assets
Cash and cash equivalents	$208,821	$208,821	1	$242,253	$242,253	1
Held-to-maturity securities	—	—	2	130	131	2
Mortgage loans held for sale	3,474	3,474	2	8,203	8,203	2
Loans, net of allowance for loan losses	3,942,766	3,905,137	3	3,726,302	3,735,216	3
Accrued interest receivable	13,008	13,008	3	12,338	12,338	3
Investment in FHLBank stock	14,918	14,918	3	11,182	11,182	3

Financial liabilities
Deposits	3,595,665	3,585,641	3	3,597,144	3,606,400	3
FHLBank advances	240,000	240,000	3	127,500	127,500	3
Short-term borrowings	113,544	113,544	3	97,135	97,135	3
Subordinated debentures	25,774	25,774	3	25,774	25,774	3
Subordinated notes	73,804	75,469	2	73,688	76,500	2
Accrued interest payable	3,013	3,013	3	2,904	2,904	3

Unrecognized financial instruments (net of
contractual value)
Commitments to originate loans	—	—	3	—	—	3
Letters of credit	155	155	3	85	85	3
Lines of credit	—	—	3	—	—	3

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

As part of the Valley Bank FDIC-assisted acquisition, the Company acquired seven loans with related interest rate swaps.  Valley's swap program differed from the Company's in that Valley did not have back to back swaps with the customer and a counterparty.  Five of the seven acquired loans with interest rate swaps have paid off.  The notional amount of the two remaining Valley swaps was $796,000 at September 30, 2018.  At September 30, 2018, excluding the Valley Bank swaps, the Company had 19 interest rate swaps totaling $84.4 million in notional amount with commercial customers, and 19 interest rate swaps with the same notional amount with third parties related to its program.  In addition, the Company has three participation loans purchased totaling $31.4 million, in which the lead institution has an interest rate swap with their customer and the economics of the counterparty swap are passed along to us through the loan participation.  As of December 31, 2017, excluding the Valley Bank swaps, the Company had 22 interest rate swaps totaling $92.7 million in notional amount with commercial customers, and 22 interest rate swaps with the same notional amount with third parties related to its program.  During the three months ended September 30, 2018 and 2017, the Company recognized net gains of $5,000 and $8,000, respectively, in noninterest income related to changes in the fair value of these swaps.  During the nine months ended September 30, 2018 and 2017, the Company recognized net gains of $53,000 and net losses of $5,000, respectively, in noninterest income related to changes in the fair value of these swaps.

Cash Flow Hedges

As a strategy to maintain acceptable levels of exposure to the risk of changes in future cash flows due to interest rate fluctuations, the Company entered into two interest rate cap agreements for a portion of its floating rate debt associated with its trust preferred securities.  One agreement terminated in 2015 and one agreement terminated in 2017.  The effective portion of the gain or loss on the derivative was reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affected earnings.  No gains and losses related to changes in the fair value were recognized in current earnings during the three or nine months ended September 30, 2018.  During the three and nine months ended September 30, 2017, the Company recognized $110,000 and $293,000, respectively, in interest expense related to the amortization of the cost of the interest rate caps.

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the Consolidated Statements of Financial Condition:

	Location in	Fair Value
	Consolidated Statements	September 30,	December 31,
	of Financial Condition	2018	2017
		(In Thousands)
Derivatives not designated
as hedging instruments

Asset Derivatives
Interest rate products	Prepaid expenses and other assets	$1,453	$981

Total derivatives not designated
as hedging instruments		$1,453	$981

Liability Derivatives
Interest rate products	Accrued expenses and other liabilities	$1,448	$1,030

Total derivatives not designated
as hedging instruments		$1,448	$1,030

The following table presents the effect of derivative instruments on the statements of comprehensive income for the three and nine months ended September 30, 2018 and 2017:

	Amount of Gain (Loss)
	Recognized in AOCI
	Three Months Ended September 30,
Cash Flow Hedges	2018	2017
	(In Thousands)

Interest rate cap, net of income taxes	$—	$64

	Amount of Gain (Loss)
	Recognized in AOCI
	Nine Months Ended September 30,
Cash Flow Hedges	2018	2017
	(In Thousands)

Interest rate cap, net of income taxes	$—	$161

Agreements with Derivative Counterparties

As of September 30, 2018, the termination value of derivatives with our derivative dealer counterparties in a net asset position, which included accrued interest but excluded any adjustment for nonperformance risk, related to these agreements was $1.5 million.  The Company has minimum collateral posting thresholds with its derivative dealer counterparties.  At September 30, 2018, the Company's activity with certain of its derivative counterparties met the level at which the minimum collateral posting thresholds take effect (collateral to be received by the

Company) and the derivative counterparties had posted collateral to the Company to satisfy the agreements.  As of December 31, 2017, the termination value of derivatives in a net liability position, which included accrued interest but excluded any adjustment for nonperformance risk, related to these agreements was $336,000.  At December 31, 2017, the Company's activity with its derivative counterparties met the level at which the minimum collateral posting thresholds take effect and the Company posted $809,000 of collateral to satisfy the agreements.  If the Company had breached any of these provisions at September 30, 2018 or December 31, 2017, it could have been required to settle its obligations under the agreements at the termination value.

NOTE 16:  SALE OF BRANCHES AND RELATED DEPOSITS

On July 20, 2018, the Company closed on the sale of four banking centers and related deposits in the Omaha, Neb., metropolitan market to Lincoln, Neb.-based West Gate Bank. Pursuant to the purchase and assumption agreement, the Bank sold branch deposits of approximately $56 million and sold substantially all branch-related real estate, fixed assets and ATMs. The Company recorded a pre-tax gain (excluding transaction expenses of $165,000) of $7.4 million on the sale based on the contractual deposit premium and the sales price of the branch assets.

NOTE 17:  SUBSEQUENT EVENT – INTEREST RATE SWAP

In October 2018, the Company entered into an interest rate swap transaction as part of its ongoing interest rate management strategies to hedge the risk of its floating rate loans.  The notional amount of the swap is $400 million with a termination date of October 6, 2025.  Under the terms of the swap, the Company will receive a fixed rate of interest of 3.018% and will pay a floating rate of interest equal to one-month USD-LIBOR.  The floating rate will be reset monthly and net settlements of interest due to/from the counterparty will also occur monthly.  The initial floating rate of interest was set at 2.277%.  Therefore, in the near term, the Company will receive net interest settlements which will be recorded as loan interest income, to the extent that the fixed rate of interest continues to exceed one-month USD-LIBOR.  If USD-LIBOR exceeds the fixed rate of interest in future periods, the Company will be required to pay net settlements to the counterparty and will record those net payments as a reduction of interest income on loans.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

When used in this Quarterly Report on Form 10-Q and other documents filed or furnished by the Company with the Securities and Exchange Commission (the "SEC"), in the Company's press releases or other public or stockholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "intends" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including, among other things, (i) the possibility that the changes in non-interest income, non-interest expense and interest expense actually resulting from the Bank's recently completed transaction with West Gate Bank might be materially different from estimated amounts; (ii) the possibility that the actual reduction in the Company's effective tax rate expected to result from H. R. 1, formerly known as the "Tax Cuts and Jobs Act" (the "Tax Reform Legislation") might be different from the reduction estimated by the Company; (iii) expected revenues, cost savings, earnings accretion, synergies and other benefits from the Company's  merger and acquisition activities might not be realized within the anticipated time frames or at all, and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, might be greater than expected; (iv) changes in economic conditions, either nationally or in the Company's market areas; (v) fluctuations in interest rates; (vi) the risks of lending and investing activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses; (vii) the possibility of other-than-temporary impairments of securities held in the Company's securities portfolio; (viii) the Company's ability to access cost-effective funding; (ix) fluctuations in real estate values and both residential and commercial real estate market conditions; (x) demand for loans and deposits in the Company's market areas; (xi) the ability to adapt successfully to technological changes to meet customers' needs and developments in the marketplace; (xii) the possibility that security measures implemented might not be sufficient to mitigate the risk of a cyber attack or cyber theft, and that such security measures might not protect against systems failures or interruptions; (xiii) legislative or regulatory changes that adversely affect the Company's business, including, without limitation, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and its implementing regulations, the overdraft protection regulations and customers' responses thereto and the Tax Reform Legislation; (xiv) changes in accounting principles, policies or guidelines; (xv) monetary and fiscal policies of the Federal Reserve Board (FRB) and the U.S. Government and other governmental initiatives affecting the financial services industry; (xvi) results of examinations of the Company and the Bank by their regulators, including the possibility that the regulators may, among other things, require the Company to limit its business activities, changes its business mix, increase its allowance for loan losses, write-down assets or increase its capital levels, or affect its ability to borrow funds or maintain or increase deposits, which could adversely affect its liquidity and earnings; (xvii) costs and effects of litigation, including settlements and judgments; and (xviii) competition. The Company wishes to advise readers that the factors listed above and other risks described from time to time in documents filed or furnished by the Company with the SEC could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

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

Goodwill and Intangible Assets

Goodwill and intangible assets that have indefinite useful lives are subject to an impairment test at least annually and more frequently if circumstances indicate their value may not be recoverable. Goodwill is tested for impairment using a process that estimates the fair value of each of the Company's reporting units compared with its carrying value. The Company defines reporting units as a level below each of its operating segments for which there is discrete financial information that is regularly reviewed. As of September 30, 2018, the Company had one reporting unit to which goodwill has been allocated – the Bank.  If the fair value of a reporting unit exceeds its carrying value, then no impairment is recorded. If the carrying value amount exceeds the fair value of a reporting unit, further testing is completed comparing the implied fair value of the reporting unit's goodwill to its carrying value to measure the amount of impairment. Intangible assets that are not amortized will be tested for impairment at least annually by comparing the fair values of those assets to their carrying values. At September 30, 2018, goodwill consisted of $5.4 million at the Bank reporting unit, which included goodwill of $4.2 million that was recorded during 2016 related to the acquisition of 12 branches from Fifth Third Bank.  Other identifiable intangible assets that are subject to amortization are amortized on a straight-line basis over a period of seven years. At September 30, 2018, the amortizable intangible assets consisted of core deposit intangibles of $4.2 million, which are described in the table below.  These amortizable intangible assets are reviewed for impairment if circumstances indicate their value may not be recoverable based on a comparison of fair value.

While the Company believes no impairment existed at September 30, 2018, different conditions or assumptions used to measure fair value of reporting units, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of the Company's impairment evaluation in the future.

A summary of goodwill and intangible assets is as follows:

	September 30, 2018	December 31, 2017
	(In Thousands)

Goodwill – Branch acquisitions	$5,396	$5,396
Deposit intangibles
Sun Security Bank	—	263
InterBank	73	181
Boulevard Bank	305	397
Valley Bank	1,100	1,400
Fifth Third Bank	2,739	3,213
	4,217	5,454
	$9,613	$10,850

Current Economic Conditions

Changes in economic conditions could cause the values of assets and liabilities recorded in the financial statements to change rapidly, resulting in material future adjustments in asset values, the allowance for loan losses, or capital that could negatively impact the Company's ability to meet regulatory capital requirements and maintain sufficient liquidity.

Following the housing and mortgage crisis and correction beginning in mid-2007, the United States entered a prolonged economic downturn.  Unemployment rose from 4.7% in November 2007 to peak at 10.0% in October 2009.  The elevated unemployment levels negatively impacted consumer confidence, which had a detrimental impact on industry-wide performance nationally as well as in the Company's Midwest market area.  Economic conditions have significantly improved since then, as indicated by consumer confidence levels, increased economic activity and low unemployment levels.

The national unemployment rate at September 2018 remained steady at 3.7% and was 0.5% lower than September 2017. Total nonfarm payroll employment edged up by 134,000 in September 2018 with employment increases in professional and business services, health care and transportation and warehousing.  The U.S. labor force participation rate (the share of working-age Americans who are either employed or are actively looking for a job) remained at 62.7% and the employment population ratio was little changed at 60.4%.  The unemployment rate for the Midwest, where most of the Company's business is conducted, was at 3.9% in September 2018, which is in line with the national unemployment rate of 3.7%.  Unemployment rates for September 2018 were:  Missouri at 3.2%, Arkansas at 3.5%, Kansas at 3.3%, Iowa at 2.5%, Minnesota at 2.8%, Illinois at 4.1%, Oklahoma at 3.5% and Texas at 3.8%.  Of the metropolitan areas in which the Company does business, the Chicago area had the highest unemployment level at 4.0% as of August 2018.  This rate had improved significantly since the 5.4% rate reported as of August 2017.  The unemployment rates for the Springfield and St. Louis market areas at 3.0% and 3.6%, respectively, were well below the national average.  Metropolitan areas in Arkansas, Iowa and Minnesota continued to boast unemployment levels amongst the lowest in the nation.

Sales of newly built single-family homes in September 2018 were at a seasonally adjusted annual rate of 553,000 according to U.S. Census Bureau and the Department of Housing and Urban Development estimates.  This is 5.5% above the revised August 2018 seasonally adjusted annual rate of 585,000, and is 13.2% below the September 2017 seasonally adjusted annual rate of 637,000.  The median sales price of new houses sold in September 2018 was $320,000, up from $314,200 a year earlier.  The average sales price was $377,000, down slightly from $379,300 as of September 2017.  The inventory of new homes for sale at the end of September would support 7.1 months' supply at the current sales pace, up from 6.1 months in August, and up from 5.3 months a year ago. Inventory was up 16.8% year-over-year to 327,000 available properties, the most since February 2009. In the Midwest, the volume of new home sales is up 9.7% year-to-date.

Existing home sales declined in September 2018 after a month of stagnation in August, according to the National Association of Realtors (NAR). Sales in the South have declined while sales in the West, Northeast and Midwest have increased. Total existing home sales decreased 3.4% from August 2018  to a seasonally adjusted rate of 5.185 million in September 2018. The national median existing home price for all housing types in August was $264,800, up 4.6% from August 2017. The Midwest region existing home median sale price was $208,500, up 3.4% from a year ago.

First-time buyers accounted for 32% of sales in September, which is up slightly from 31% in August and from 29%  a year ago. Total existing housing inventory at the end of September was 1.88 million existing homes available for sale, down from 1.91 million units in August 2018 and $1.86 million units a year ago according to data from the National Association of Realtors. Forty-seven percent of homes sold in September were on the market for less than a month, with a current inventory of 4.4 months' supply.
The multi-family sector rebounded in 2017 and 2018, with demand approaching the highest level on record. National vacancy rates were 5.7% at the end of September 2018 while our market areas reflected the following vacancy levels: Springfield, Mo. at 5.3%, St. Louis at 8.5%, Kansas City at 6.5%, Minneapolis at 4.2%, Tulsa, Okla. at 9.4%, Dallas-Fort Worth at 7.7% and Chicago at 6.0%.  Despite supply-side pressure, rent growth in 2018 had not slowed materially from the previous year's pace.  Sales transaction value continued to be strong, and cap rates appeared to have leveled off.  Supply is expected to outpace demand in 2018-2019, putting upward pressure on vacancies and slowing rent growth. All of the Company's market areas within the multi-family sector are in expansion phase.

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

Great Southern's total assets increased $169.6 million, or 3.8%, from $4.41 billion at December 31, 2017, to $4.58 billion at September 30, 2018. Full details of the current period changes in total assets are provided in the "Comparison of Financial Condition at September 30, 2018 and December 31, 2017" section of this Quarterly Report on Form 10-Q.

Loans.  Net loans increased $216.5 million, or 5.8%, from $3.73 billion at December 31, 2017, to $3.94 billion at September 30, 2018.  Included in the net increase in loans were reductions of $32.5 million in the FDIC-acquired loan portfolios.  In addition, there continued to be significant unscheduled paydowns on loans during the nine months ended September 30, 2018 due to borrowers refinancing or selling properties prior to the maturity date of the related loans.  Loan paydowns in excess of $1.0 million totaled $437 million for the nine months ended September 30, 2018.  Excluding FDIC-assisted acquired loans and mortgage loans held for sale, total gross loans increased $356.2 million from December 31, 2017 to September 30, 2018.  Increases primarily occurred in commercial construction loans, commercial real estate loans, one-to four-family residential mortgage loans and other residential (multi-family) loans.  These increases were partially offset by decreases in consumer auto loans.  The increases were primarily due to loan growth in our existing banking center network and our commercial loan production offices.  As loan demand is affected by a variety of factors, including general economic conditions, and because of the competition we face and our focus on pricing discipline and credit quality, no assurances can be made regarding our future loan growth.  The Company's strategy continues to be focused on maintaining credit risk and interest rate risk at appropriate levels.

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

While our policy allows us to lend up to 95% of the appraised value on one-to four-family residential properties, originations of loans with loan-to-value ratios at that level are minimal.  Private mortgage insurance is typically required for loan amounts above the 80% level.  Few exceptions occur and would be based on analyses which determined minimal transactional risk to be involved.  We consider these lending practices to be consistent with or more conservative than what we believe to be the norm for banks our size.  At each of September 30, 2018 and December 31, 2017, an estimated 0.1%, of total owner occupied one- to four-family residential loans had loan-to-value ratios above 100% at origination.  At September 30, 2018 and December 31, 2017, an estimated 1.0% and 1.5%, respectively, of total non-owner occupied one- to four-family residential loans had loan-to-value ratios above 100% at origination.

At September 30, 2018, troubled debt restructurings totaled $7.0 million, or 0.2% of total loans, down $8.0 million from $15.0 million, or 0.4% of total loans, at December 31, 2017.  Concessions granted to borrowers experiencing financial difficulties may include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.  For troubled debt restructurings occurring during the nine months ended September 30, 2018, five loans totaling $27,000 were restructured into multiple new loans.   For troubled debt restructurings occurring during the year ended December 31, 2017, no loans were restructured into multiple new loans.  For further information on troubled debt restructurings, see Note 6 of the Notes to Consolidated Financial Statements contained in this report.

Loans that were acquired through FDIC-assisted transactions, which are accounted for in pools, are currently included in the analysis and estimation of the allowance for loan losses.  If cash flows expected to be received on any given pool of loans decreases from previous estimates, then a determination is made as to whether the loan pool should be charged down or the allowance for loan losses should be increased (through a provision for loan losses).  Acquired loans are described in detail in Note 7 of the Notes to Consolidated Financial Statements contained in this report.  For acquired loan pools, the Company may allocate, and at September 30, 2018, has allocated, a portion of its allowance for loan losses related to these loan pools in a manner similar to how it allocates its allowance for loan losses to those loans which are collectively evaluated for impairment.

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

Deposits.  The Company attracts deposit accounts through its retail branch network, correspondent banking and corporate services areas, and brokered deposits. The Company then utilizes these deposit funds, along with FHLBank advances and other borrowings, to meet loan demand or otherwise fund its activities. In the nine months ended September 30, 2018, total deposit balances decreased $1.5 million.  The majority of the decrease was due to the sale of the Company's branches and deposits in Omaha, Neb. during 2018, which resulted in a decrease in transaction account balances of $39.7 million and a decrease in retail certificates of deposit of $16.1 million.  Excluding the sold Omaha branch deposits, transaction account balances decreased $24.5 million to $2.16 billion at September 30, 2018, while retail certificates of deposit increased $50.4 million compared to December 31, 2017, to $1.14 billion at September 30, 2018.  The decreases in transaction accounts were primarily a result of decreases in money market deposit accounts, with a smaller portion of the decreases coming from NOW account deposit accounts.  Retail certificates of deposit increased due to an increase in retail certificates generated through our banking centers, partially offset by a decrease in certificates opened through the Company's internet deposit acquisition channels.  In addition, at September 30, 2018 and December 31, 2017, customer deposits totaling $28.0 million and $34.5 million, respectively, were part of the CDARS program, which allows customers to maintain balances in an insured manner that would otherwise exceed the FDIC deposit insurance limit. Brokered deposits, including CDARS program purchased funds, were $260.4 million at September 30, 2018, an increase of $34.9 million from $225.5 million at December 31, 2017.

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

The current level and shape of the interest rate yield curve poses challenges for interest rate risk management. Prior to its increase of 0.25% on December 16, 2015, the FRB had last changed interest rates on December 16, 2008. This was the first rate increase since June 29, 2006.  The FRB has now also implemented rate increases of 0.25% on seven different occasions beginning December 14, 2016, with the Federal Funds rate now at 2.25%.  Great Southern has a substantial portion of its loan portfolio ($1.39 billion at September 30, 2018) which is tied to the one-month or three-month LIBOR index and will be subject to adjustment at least once within 90 days after September 30, 2018.  Of these loans, $1.21 billion had interest rate floors.  Great Southern also has a significant portfolio of loans ($283 million at September 30, 2018) which are tied to a "prime rate" of interest and will adjust immediately with changes to the "prime rate" of interest. But for the interest rate floors, a rate cut by the FRB generally would have an anticipated immediate negative impact on the Company's net interest income due to the large total balance of loans which generally adjust immediately as the Federal Funds rate adjusts. Loans at their floor rates are, however, subject to the risk that borrowers will seek to refinance elsewhere at the lower market rate.  Because the Federal Funds rate is generally low, there may also be a negative impact on the Company's net interest income due to the Company's inability to significantly lower its funding costs in the current competitive rate environment, although interest rates on assets may decline further. Conversely, interest rate increases would normally result in increased interest rates on our LIBOR-based and prime-based loans.  The interest rate floors in effect may limit the immediate increase in interest rates on certain of these loans, until such time as rates rise above the floors.  However, the Company may have to increase rates paid on deposits to maintain deposit balances and pay higher rates on borrowings, which could negatively impact net interest margin.  The impact of the low rate environment on our net interest margin in future periods is expected to be fairly neutral.  Any margin gained by rate increases on loans may be somewhat offset by reduced yields from our investment securities (to the extent investment securities are purchased) and our existing loan portfolio as payments are made and the proceeds are potentially reinvested at lower rates on new loans originated.  Interest rates on certain adjustable rate loans may reset lower according to their contractual terms and index rate to which they are tied and new loans may be originated at lower market rates than the overall portfolio rate.  For further discussion of the processes used to manage our exposure to interest rate risk, see "Item 3.  Quantitative and Qualitative Disclosures About Market Risk – How We Measure the Risks to Us Associated with Interest Rate Changes."

Non-Interest Income and Non-Interest (Operating) Expenses.  The Company's profitability is also affected by the level of its non-interest income and operating expenses. Non-interest income consists primarily of service charges and ATM fees, late charges and prepayment fees on loans, gains on sales of loans and available-for-sale investments and other general operating income.  The Company recorded a gain in non-interest income in the three months ended September 30, 2018 related to the sale of four banking centers in the Omaha, Neb. area.  The Company recorded a gain in non-interest income in June 2017 related to the termination of the InterBank loss sharing agreements. Non-interest income may also be affected by the Company's interest rate derivative activities, if the Company chooses to implement derivatives.  See Note 15 "Derivatives and Hedging Activities" in the Notes to Consolidated Financial Statements included in this report.

Operating expenses consist primarily of salaries and employee benefits, occupancy-related expenses, expenses related to foreclosed assets, postage, FDIC deposit insurance, advertising and public relations, telephone, professional fees, office expenses and other general operating expenses.  Details of the current period changes in non-interest income and non-interest expense are provided in the "Results of Operations and Comparison for the Three and Nine Months Ended September 30, 2018 and 2017" section of this report.

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

Dodd-Frank Act. On July 21, 2010, sweeping financial regulatory reform legislation entitled the "Dodd-Frank Wall Street Reform and Consumer Protection Act" (the "Dodd-Frank Act") was signed into law. The Dodd-Frank Act implements far-reaching changes across the financial regulatory landscape, including provisions that, among other things, centralize responsibility for consumer financial protection by creating a new agency, the Consumer Financial

Protection Bureau, with broad rulemaking authority for a wide range of consumer protection laws that apply to all banks, require new capital rules (discussed below), change the assessment base for federal deposit insurance, repeal the federal prohibitions on the payment of interest on demand deposits, amend the account balance limit for federal deposit insurance protection, and increase the authority of the FRB to examine the Company and its non-bank subsidiaries.

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

Certain aspects of the Dodd-Frank Act have been affected by the recently EGRRCP Act, as defined and discussed below under "-EGRRCP Act."

Capital Rules. The federal banking agencies have adopted regulatory capital rules that substantially amend the risk-based capital rules applicable to the Bank and the Company. The rules implement the "Basel III" regulatory capital reforms and changes required by the Dodd-Frank Act. "Basel III" refers to various documents released by the Basel Committee on Banking Supervision. For the Company and the Bank, the general effective date of the new rules was January 1, 2015, and, for certain provisions, various phase-in periods and later effective dates apply. The chief features of the new rules are summarized below.

The rules refine the definitions of what constitutes regulatory capital and add a new regulatory capital element, common equity Tier 1 capital. The minimum capital ratios are (i) a common equity Tier 1 ("CET1") risk-based capital ratio of 4.5%; (ii) a Tier 1 risk-based capital ratio of 6%; (iii) a total risk-based capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4%. In addition to the minimum capital ratios, the new rules include a capital conservation buffer, under which a banking organization must have CET1 more than 2.5% above each of its minimum risk-based capital ratios in order to avoid restrictions on paying dividends, repurchasing shares, and paying certain discretionary bonuses.  The capital conservation buffer requirement began phasing in on January 1, 2016 when a buffer greater than 0.625% of risk-weighted assets was required, which amount will increase an equal amount each year until the buffer requirement of greater than 2.5% of risk-weighted assets is fully implemented on January 1, 2019.

Effective January 1, 2015, these rules also revised the prompt corrective action framework, which is designed to place restrictions on insured depository institutions if their capital levels show signs of weakness. Under the new prompt corrective action requirements, insured depository institutions are required to meet the following in order to qualify as "well capitalized:" (i) a common equity Tier 1 risk-based capital ratio of at least 6.5%, (ii) a Tier 1 risk-based capital ratio of at least 8%, (iii) a total risk-based capital ratio of at least 10% and (iv) a Tier 1 leverage ratio of 5%, and must not be subject to an order, agreement or directive mandating a specific capital level.

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

Business Initiatives

On July 20, 2018, the Company closed on the sale of four banking centers in the Omaha, Neb., metropolitan market to Lincoln, Neb.-based West Gate Bank. Pursuant to the purchase and assumption agreement, the Bank sold branch deposits of approximately $56 million and sold substantially all branch-related real estate, fixed assets and ATMs, resulting in pre-tax income of $7.25 million ($7.4 million gain on the sale, less $165,000 of transaction expenses), or $0.39 (after tax) earnings per diluted common share. As a result of this transaction, the Company expects that non-interest income will decrease $300,000–$350,000 annually, non-interest expense will decrease by $1.1–$1.2 million annually, and interest expense will increase by $400,000–$500,000 annually (based on current interest rates for non-deposit funds). Great Southern is maintaining a commercial loan production office in the Omaha market and moved to a new office in July 2018.

In November 2018, the Company expects to open a commercial loan production office in Atlanta, Ga. Final regulatory approval for a commercial loan production office in Denver, Colo., is also expected during November 2018. Highly experienced local commercial lenders have been hired to manage each office. The Company also operates commercial loan production offices in Chicago, Dallas, Omaha, Neb., and Tulsa, Okla.

Comparison of Financial Condition at September 30, 2018 and December 31, 2017

During the nine months ended September 30, 2018, the Company's total assets increased by $169.6 million to $4.58 billion.  The increase was primarily attributable to an increase in loans receivable and available-for-sale investment securities, partially offset by a decrease in cash and cash equivalents and other real estate owned and repossessions.

Cash and cash equivalents were $208.8 million at September 30, 2018, a decrease of $33.5 million, or 13.8%, from $242.3 million at December 31, 2017.  During the nine months ended September 30, 2018, cash and cash equivalents decreased primarily due to some of the balances being used to fund loans receivable and purchase investment securities.

The Company's available-for-sale securities increased $12.1 million, or 6.7%, compared to December 31, 2017.  The increase was primarily due to the purchase of FNMA and GNMA fixed-rate multi-family mortgage-backed securities.

Net loans increased $216.5 million from December 31, 2017, to $3.94 billion at September 30, 2018.  Excluding FDIC-assisted acquired loans and mortgage loans held for sale, total gross loans (including the undisbursed portion of loans) increased $356.2 million, or 8.2%, from December 31, 2017 to September 30, 2018. Increases primarily occurred in commercial construction loans, commercial real estate loans, other residential (multi-family) loans and one- to four-family residential mortgage loans.  Partially offsetting the increases in these loans were reductions of $79 million in consumer auto loans and $32 million in the FDIC-acquired loan portfolios.

Other real estate owned and repossessions were $12.8 million at September 30, 2018, a decrease of $9.2 million, or 41.6%, from $22.0 million at December 31, 2017.  The decrease was primarily due to sales of other real estate properties during the period, and is discussed in more detail in the Non-performing Assets section below.

Total liabilities increased $133.1 million, from $3.94 billion at December 31, 2017 to $4.08 billion at September 30, 2018.  The increase was primarily attributable to an increase in FHLB advances and securities sold under reverse repurchase agreements with customers, partially offset by a decrease in short-term borrowings.

Total deposits decreased $1.5 million from December 31, 2017.  The majority of the decrease was due to the sale of the Company's branches and deposits in Omaha, Neb. during 2018, which resulted in a decrease in transaction account balances of $39.7 million and a decrease in retail certificates of deposit of $16.1 million.  Deposits also decreased due to decreases in CDARS program purchased funds.  These decreases were partially offset by increases in retail certificates of deposit and brokered funds.  Excluding the sold Omaha branch deposits, transaction account balances decreased $24.5 million to $2.16 billion at September 30, 2018, while retail certificates of deposit increased $50.4 million compared to December 31, 2017, to $1.14 billion at September 30, 2018.  Customer retail certificates increased by $54.9 million during the nine months ended September 30, 2018, partially offset by decreases of $4.5 million in certificates of deposit opened through the Company's internet deposit acquisition channels.  Brokered deposits, including CDARS program purchased funds, were $260.4 million at September 30, 2018, an increase of $34.9 million from $225.5 million at December 31, 2017.

The Company's FHLBank advances totaled $240.0 million at September 30, 2018, an increase of $112.5 million, or 88.2%, compared to $127.5 million at December 31, 2017.  The increase was due to repayment of overnight FHLB borrowings during the period, which were replaced with short-term advances, and funding of loans.

Securities sold under reverse repurchase agreements with customers increased $31.7 million from $80.5 million at December 31, 2017 to $112.2 million at September 30, 2018.  These balances fluctuate over time based on customer demand for this product.

Short term borrowings decreased $15.2 million from $16.6 million at December 31, 2017 to $1.4 million at September 30, 2018.  The decrease was primarily due to repayment of overnight FHLB borrowings during the period.

Total stockholders' equity increased $36.4 million from $471.7 million at December 31, 2017 to $508.1 million at September 30, 2018.  The Company recorded net income of $49.8 million for the nine months ended September 30, 2018, and dividends declared on common stock were $12.4 million.  Accumulated other comprehensive income decreased $2.8 million due to the changes in the fair value of available-for-sale investment securities.  In addition, total stockholders' equity increased $1.6 million due to stock option exercises.

Results of Operations and Comparison for the Three and Nine Months Ended September 30, 2018 and 2017

General

Net income was $22.5 million for the three months ended September 30, 2018 compared to $11.7 million for the three months ended September 30, 2017.  This increase of $10.8 million, or 93.1%, was primarily due to an increase in non-interest income of $6.9 million, or 90.8%, an increase in net interest income of $3.7 million, or 9.4%, and a decrease in provision for loan losses of $1.7 million, or 55.9%, partially offset by an increase in income tax expense of $1.2 million, or 27.4%, and an increase in non-interest expense of $275,000, or 1.0%.

Net income was $49.8 million for the nine months ended September 30, 2018 compared to $39.4 million for the nine months ended September 30, 2017. This increase of $10.4 million, or 26.6%, was primarily due to an increase in net interest income of $7.8 million, or 6.7%, a decrease in provision for loan losses of $2.0 million, or 27.3%, and a decrease in income tax expense of $4.5 million, or 28.8%, partially offset by a decrease in non-interest income of $2.2 million, or 6.9%, and an increase in non-interest expense of $1.6 million, or 1.8%.

Total Interest Income

Total interest income increased $6.6 million, or 14.3%, during the three months ended September 30, 2018 compared to the three months ended September 30, 2017.  The increase was due to a $6.2 million increase in interest income on loans and a $375,000 increase in interest income on investments and other interest-earning assets.  Interest income on loans increased for the three months ended September 30, 2018 compared to the same period in

2017, due to higher average rates of interest on loans and higher average balances.  Interest income from investment securities and other interest-earning assets increased during the three months ended September 30, 2018 compared to the same period in 2017 due to higher average rates of interest, partially offset by lower average balances of investment securities.

Total interest income increased $13.3 million, or 9.7%, during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.  The increase was due to a $12.7 million increase in interest income on loans and a $570,000 increase in interest income on investments and other interest-earning assets.  Interest income on loans increased for the nine months ended September 30, 2018 compared to the same period in 2017, due to higher average rates of interest on loans and higher average balances.  Interest income from investment securities and other interest-earning assets increased during the nine months ended September 30, 2018, due to higher average rates of interest, partially offset by lower average balances of investment securities and interest-earning balances at the Federal Reserve Bank.

Interest Income – Loans

During the three months ended September 30, 2018 compared to the three months ended September 30, 2017, interest income on loans increased $4.7 million as a result of higher average interest rates on loans.  The average yield on loans increased from 4.64% during the three months ended September 30, 2017, to 5.12% during the three months ended September 30, 2018.  This increase was primarily due to increased yields in most loan categories as a result of increased LIBOR and Federal Funds interest rates.  Interest income on loans increased $1.5 million as the result of higher average loan balances, which increased from $3.83 billion during the three months ended September 30, 2017, to $3.96 billion during the three months ended September 30, 2018.  The higher average balances were primarily due to organic loan growth in commercial construction loans, commercial real estate loans and other residential (multi-family) loans, partially offset by decreases in consumer loans.

During the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, interest income on loans increased $10.2 million as a result of higher average interest rates on loans.  The average yield on loans increased from 4.63% during the nine months ended September 30, 2017, to 4.98% during the nine months ended September 30, 2018.  This increase was primarily due to increased yields in most loan categories as a result of increased LIBOR and Federal Funds interest rates.  Interest income on loans increased $2.5 million as the result of higher average loan balances, which increased from $3.81 billion during the nine months ended September 30, 2017, to $3.88 billion during the nine months ended September 30, 2018.  The higher average balances were primarily due to organic loan growth in commercial construction loans, commercial real estate loans and other residential (multi-family) loans, partially offset by decreases in consumer loans.

On an on-going basis, the Company estimates the cash flows expected to be collected from the acquired loan pools. For each of the loan portfolios acquired, the cash flow estimates have increased, based on the payment histories and the collection of certain loans, thereby reducing loss expectations of certain loan pools, resulting in adjustments to be spread on a level-yield basis over the remaining expected lives of the loan pools.  For the three months ended September 30, 2018 and 2017, the adjustments increased interest income by $1.4 million and $975,000, respectively.  There was no corresponding adjustment to non-interest income for either of the three months ended September 30, 2018 and 2017.  For the nine months ended September 30, 2018 and 2017, the adjustments increased interest income by $3.7 million and $4.2 million, respectively, and decreased non-interest income by $-0- and $634,000, respectively.  The net impact to pre-tax income was $3.7 million and $3.6 million, respectively, for the nine months ended September 30, 2018 and 2017.

As of September 30, 2018, the remaining accretable yield adjustment that will affect interest income is $2.9 million.  Of the remaining adjustments affecting interest income, we expect to recognize $1.0 million of interest income during the remainder of 2018.  Additional adjustments may be recorded in future periods from the FDIC-assisted transactions, as the Company continues to estimate expected cash flows from the acquired loan pools. Apart from the yield accretion, the average yield on loans was 4.98% during the three months ended September 30, 2018, compared to 4.54% during the three months ended September 30, 2017, as a result of higher current market rates on adjustable rate loans and new loans originated during the year. Apart from the yield accretion, the average yield on loans was 4.85% during the nine months ended September 30, 2018, compared to 4.48% during the nine months ended September 30, 2017.

Interest Income – Investments and Other Interest-earning Assets

Interest income on investments increased in the three months ended September 30, 2018 compared to the three months ended September 30, 2017.  Interest income increased $281,000 due to an increase in average interest rates from 2.35% during the three months ended September 30, 2017, to 2.92% during the three months ended September 30, 2018, primarily due to higher market rates of interest on investment securities and a decrease in the volume of prepayments on mortgage-backed securities.  Partially offsetting that increase, interest income decreased $70,000 as a result of a decrease in average balances from $204.7 million during the three months ended September 30, 2017, to $193.4 million during the three months ended September 30, 2018.  Average balances of securities decreased primarily due to certain municipal securities being called and the normal monthly payments received on the portfolio of mortgage-backed securities.

Interest income on investments increased in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.  Interest income increased $515,000 due to an increase in average interest rates from 2.49% during the nine months ended September 30, 2017, to 2.84% during the nine months ended September 30, 2018, primarily due to higher market rates of interest on investment securities and a decrease in the volume of prepayments on mortgage-backed securities.  Partially offsetting that increase, interest income decreased $446,000 as a result of a decrease in average balances from $212.3 million during the nine months ended September 30, 2017, to $189.7 million during the nine months ended September 30, 2018.  Average balances of securities decreased primarily due to certain municipal securities being called and the normal monthly payments received on the portfolio of mortgage-backed securities.

Interest income on other interest-earning assets increased in the three months ended September 30, 2018 compared to the three months ended September 30, 2017.  Interest income increased $150,000 due to an increase in average interest rates from 1.40% during the three months ended September 30, 2017, to 2.01% during the three months ended September 30, 2018, primarily due to higher market rates of interest on other interest-bearing deposits in financial institutions.  Interest income increased $14,000 as a result of an increase in average balances from $93.8 million during the three months ended September 30, 2017, to $97.7 million during the three months ended September 30, 2018.

Interest income on other interest-earning assets increased in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.  Interest income increased $592,000 due to an increase in average interest rates from 0.95% during the nine months ended September 30, 2017, to 1.69% during the nine months ended September 30, 2018, primarily due to higher market rates of interest on other interest-bearing deposits in financial institutions.  Partially offsetting that increase, interest income decreased $91,000 as a result of a decrease in average balances from $117.7 million during the nine months ended September 30, 2017, to $105.8 million during the nine months ended September 30, 2018.

Total Interest Expense

Total interest expense increased $2.9 million, or 41.1%, during the three months ended September 30, 2018, when compared with the three months ended September 30, 2017, due to an increase in interest expense on deposits of $2.2 million, or 43.3%, an increase in interest expense on FHLBank advances of $646,000, or 118.3%, and an increase in interest expense on short-term borrowing and repurchase agreements of $59,000, or 50.0%, partially offset by a decrease in interest expense on subordinated debentures issued to capital trust of $15,000, or 5.6%, and a decrease in interest expense on subordinated notes of $1,000, or 0.1%.

Total interest expense increased $5.5 million, or 26.8%, during the nine months ended September 30, 2018, when compared with the nine months ended September 30, 2017, due to an increase in interest expense on deposits of $4.0 million, or 26.2%, and an increase in interest expense on FHLBank advances of $1.9 million, or 183.6%, partially offset by a decrease in interest expense on short-term borrowing and repurchase agreements of $277,000, or 41.8%, a decrease in interest expense on subordinated debentures issued to capital trust of $68,000, or 8.9%, and a decrease in interest expense on subordinated notes of $2,000, or 0.1%.

Interest Expense – Deposits

Interest expense on demand deposits increased $356,000 due to average rates of interest that increased from 0.31% in the three months ended September 30, 2017 to 0.40% in the three months ended September 30, 2018.  Partially offsetting that increase, interest expense on demand deposits decreased $18,000, due to a decrease in average balances from $1.53 billion during the three months ended September 30, 2017 to $1.51 billion during the three months ended September 30, 2018.

Interest expense on time deposits increased $1.9 million as a result of an increase in average rates of interest from 1.14% during the three months ended September 30, 2017, to 1.68% during the three months ended September 30, 2018.  Interest expense on time deposits increased $17,000 due to an increase in average balances of time deposits from $1.37 billion during the three months ended September 30, 2017, to $1.38 billion during the three months ended September 30, 2018.  A large portion of the Company's certificate of deposit portfolio matures within six to eighteen months and therefore reprices fairly quickly; this is consistent with the portfolio over the past several years.  Older certificates of deposit that renewed or were replaced with new deposits generally resulted in the Company paying a higher rate of interest due to market interest rate increases during 2018 and the fourth quarter of 2017.  The increase in average balances of time deposits was a result of increases in both retail customer time deposits and in brokered deposits.

Interest expense on demand deposits increased $858,000 due to average rates of interest that increased from 0.29% in the nine months ended September 30, 2017 to 0.37% in the nine months ended September 30, 2018.  Partially offsetting that increase, interest expense on demand deposits decreased $7,000 due to a small decrease in average balances, which were $1.55 billion during each of the nine months ended September 30, 2018 and 2017, respectively.

Interest expense on time deposits increased $3.9 million as a result of an increase in average rates of interest from 1.10% during the nine months ended September 30, 2017, to 1.49% during the nine months ended September 30, 2018.  Partially offsetting that increase, interest expense on time deposits decreased $821,000 due to a decrease in average balances of time deposits from $1.43 billion during the nine months ended September 30, 2017, to $1.33 billion during the nine months ended September 30, 2018.  As noted above, a large portion of the Company's certificate of deposit portfolio matures within six to eighteen months and therefore reprices fairly quickly; this is consistent with the portfolio over the past several years.  Older certificates of deposit that renewed or were replaced with new deposits generally resulted in the Company paying a higher rate of interest due to market interest rate increases in 2017 and 2018.  The decrease in average balances of time deposits was primarily a result of decreases in CDARS program purchased funds brokered deposits.

Interest Expense – FHLBank Advances, Short-term Borrowings and Repurchase Agreements, Subordinated Debentures Issued to Capital Trusts and Subordinated Notes

During the three months ended September 30, 2018 compared to the three months ended September 30, 2017, interest expense on FHLBank advances increased due to higher average rates of interest and higher average balances.  Interest expense on FHLBank advances increased $476,000 due to an increase in average interest rates from 1.26% in the three months ended September 30, 2017 to 2.18% in the three months ended September 30, 2018.  The increase in the average rate was due to market interest rate increases during 2018 and the fourth quarter of 2017.  Interest expense on FHLBank advances increased $170,000 due to an increase in average balances from $171.7 million during the three months ended September 30, 2017 to $216.7 million during the three months ended September 30, 2018.  This increase was primarily due to an increase in borrowings to fund loan growth.
During the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, interest expense on FHLBank advances increased due to higher average balances and higher average rates of interest.  Interest expense on FHLBank advances increased $1.8 million due to an increase in average balances from $78.4 million during the nine months ended September 30, 2017 to $198.8 million during the nine months ended September 30, 2018.  This increase was due to the same reasons as noted above in the three month period.  Interest expense on FHLBank advances increased $137,000 due to an increase in average interest rates from 1.78% in the nine months ended September 30, 2017 to 1.99% in the nine months ended September 30, 2018.  The increase in the average rate was due to market interest rate increases during 2018 and the fourth quarter of 2017.

Interest expense on short-term borrowings and repurchase agreements increased $63,000 due to an increase in average rates from 0.32% in the three months ended September 30, 2017 to 0.49% in the three months ended September 30, 2018.  The increase was due to an increase in market interest rates during the period.  Partially offsetting the increase, interest expense on short-term borrowings and repurchase agreements decreased $4,000 due to a decrease in average balances from $147.1 million during the three months ended September 30, 2017 to $141.9 million during the three months ended September 30, 2018, which was primarily due to changes in the Company's funding needs and the mix of funding, which can fluctuate.

Interest expense on short-term borrowings and repurchase agreements decreased $239,000 due to a decrease in average balances from $206.1 million during the nine months ended September 30, 2017 to $127.7 million during the nine months ended September 30, 2018, which was primarily due to changes in the Company's funding needs and the mix of funding, which can fluctuate.  The Company had a higher amount of overnight borrowings from the FHLBank in the 2017 period.  Interest expense on short-term borrowings and repurchase agreements decreased $38,000 due to a decrease in average rates from 0.43% in the nine months ended September 30, 2017 to 0.40% in the nine months ended September 30, 2018.  The decrease was due to a change in the mix of funding during the period, with less short-term borrowings and a higher percentage of the total made up of repurchase agreements, which have a lower interest rate.

During the three months ended September 30, 2018, compared to the three months ended September 30, 2017, interest expense on subordinated debentures issued to capital trusts decreased $15,000 due to lower average interest rates.  The average interest rate was 4.11% in the three months ended September 30, 2017 compared to 3.88% in the three months ended September 30, 2018.  During the 2017 period, the amortization of the cost of the interest rate caps the Company purchased in 2013 to limit the interest rate risk from rising LIBOR rates related to the Company's subordinated debentures issued to capital trusts effectively increased the effective interest rate.  The average interest rate was affected until the third quarter of 2017, when the interest rate cap terminated based on its contractual terms.  There was no change in the average balance of the subordinated debentures between the 2018 and the 2017 periods.  The subordinated debentures are variable-rate debentures which bear interest at an average rate of three-month LIBOR plus 1.60%, adjusting quarterly, which was 4.00% at September 30, 2018.

During the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, interest expense on subordinated debentures issued to capital trusts decreased $68,000 due to lower average interest rates.  The average interest rate was 3.94% in the nine months ended September 30, 2017 compared to 3.59% in the nine months ended September 30, 2018.  The reasons for the decrease were the same as those discussed above for the three month period.  There was no change in the average balance of the subordinated debentures between the 2018 and 2017 nine month periods.

In August 2016, the Company issued $75 million of 5.25% fixed-to-floating rate subordinated notes due August 15, 2026.  The notes were sold at par, resulting in net proceeds, after underwriting discounts and commissions and other issuance costs, of approximately $73.5 million.  Interest expense on the subordinated notes for the three and nine months ended September 30, 2018, was not materially different from the 2017 periods.

Net Interest Income

Net interest income for the three months ended September 30, 2018 increased $3.7 million to $43.0 million compared to $39.3 million for the three months ended September 30, 2017.  Net interest margin was 4.02% in the three months ended September 30, 2018, compared to 3.77% in the three months ended September 30, 2017, an increase of 25 basis points, or 6.6%.  In both three month periods, the Company's net interest income and margin were positively impacted by the increases in expected cash flows to be received from the FDIC-acquired loan pools and the resulting increase to accretable yield, which were previously discussed in Note 7 of the Notes to Consolidated Financial Statements.  The positive impact of these changes in the three months ended September 30, 2018 and 2017 were increases in interest income of $1.4 million and $975,000, respectively, and increases in net interest margin of 14 basis points and 9 basis points, respectively.  Excluding the positive impact of the additional yield accretion, net interest margin increased 20 basis points when compared to the year-ago three month period.

The increase was primarily due to increased yields in most loan categories and higher overall yields on investments and interest-earning deposits at the Federal Reserve Bank, partially offset by an increase in the average interest rate on deposits and FHLBank advances.

Net interest income for the nine months ended September 30, 2018 increased $7.7 million to $123.6 million compared to $115.9 million for the nine months ended September 30, 2017.  Net interest margin was 3.96% in the nine months ended September 30, 2018, compared to 3.75% in the same period of 2017, an increase of 21 basis points, or 5.6%.  In both nine month periods, the Company's net interest income and margin were positively impacted by the increases in expected cash flows to be received from the FDIC-acquired loan pools and the resulting increase to accretable yield which were previously discussed in Note 7 of the Notes to Consolidated Financial Statements.  The positive impact of these changes in the nine months ended September 30, 2018 and 2017 were increases in interest income of $3.7 million and $4.2 million, respectively, and increases in net interest margin of 12 basis points and 14 basis points, respectively.  Excluding the positive impact of the additional yield accretion, net interest margin increased 23 basis points when compared to the year-ago period.  The increase was primarily due to increased yields in most loan categories and higher overall yields on investments and interest-earning deposits at the Federal Reserve Bank, partially offset by an increase in the average interest rate on deposits and FHLBank advances.

The Company's overall average interest rate spread increased 16 basis points, or 4.4%, from 3.60% during the three months ended September 30, 2017 to 3.76% during the three months ended September 30, 2018.  The increase was due to a 50 basis point increase in the weighted average yield on interest-earning assets, partially offset by a 34 basis point increase in the weighted average rate paid on interest-bearing liabilities. In comparing the two periods, the yield on loans increased 48 basis points, the yield on investment securities increased 57 basis points and the yield on other interest-earning assets increased 61 basis points. The rate paid on deposits increased 31 basis points, the rate paid on short-term borrowings and repurchase agreements increased 17 basis points, the rate paid on subordinated debentures issued to capital trusts decreased 23 basis points, the rate paid on subordinated notes decreased one basis point and the rate paid on FHLBank advances increased 92 basis points.

The Company's overall average interest rate spread increased 15 basis points, or 4.2%, from 3.59% during the nine months ended September 30, 2017 to 3.74% during the nine months ended September 30, 2018.  The increase was due to a 39 basis point increase in the weighted average yield on interest-earning assets, partially offset by a 24 basis point increase in the weighted average rate paid on interest-bearing liabilities. In comparing the two periods, the yield on loans increased 35 basis points, the yield on investment securities increased 35 basis points and the yield on other interest-earning assets increased 74 basis points. The rate paid on deposits increased 20 basis points, the rate paid on short-term borrowings and repurchase agreements decreased three basis points, the rate paid on subordinated debentures issued to capital trusts decreased 35 basis points, the rate paid on subordinated notes decreased two basis points and the rate paid on FHLBank advances increased 21 basis points.

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

The provision for loan losses for the three months ended September 30, 2018, decreased $1.7 million to $1.3 million when compared with $3.0 million for the three months ended September 30, 2017.  The provision for loan losses for the nine months ended September 30, 2018, was $5.2 million, a decrease of $2.0 from $7.2 million for the nine months ended September 30, 2017.  At September 30, 2018 and December 31, 2017, the allowance for loan losses was $37.5 million and $36.5 million, respectively.  Total net charge-offs were $1.4 million and $3.2 million for the three months ended September 30, 2018 and 2017, respectively.  During the three months ended September 30, 2018, $833,000 of the $1.4 million of net charge-offs were in the consumer auto category.  Total net charge-offs were $4.2 million and $8.3 million for the nine months ended September 30, 2018 and 2017, respectively.  During the nine months ended September 30, 2018, $2.8 million of the $4.2 million of net charge-offs were in the consumer auto category.  In response to a more challenging consumer credit environment, the Company tightened its underwriting guidelines on automobile lending in the latter part of 2016.  Management took this step in an effort to improve credit quality in the portfolio and reduce delinquencies and charge-offs.  The level of delinquencies and repossessions in indirect used automobile loans has decreased in 2018, compared to the previous two years.  This action also reduced origination volume and, as such, the outstanding balance of the Company's automobile loans declined approximately $79 million in the nine months ended September 30, 2018.  We expect further declines in the automobile loan outstanding balance through the remainder of 2018.  In addition, two commercial loan relationships accounted for $444,000 of the total net charge-offs during the three months ended September 30, 2018.  Six commercial loan relationships accounted for $1.3 million of the total charge-offs during the nine months ended September 30, 2018.  Charge-offs were partially offset by recoveries on multiple loans during 2018.  Unique circumstances related to individual borrowers and projects contributed to the level of provisions and charge-offs.  As assets were categorized as potential problem loans, non-performing loans or foreclosed assets, evaluations were made of the values of these assets with corresponding charge-offs or reserve allocations as appropriate.

All acquired loans were grouped into pools based on common characteristics and were recorded at their estimated fair values, which incorporated estimated credit losses at the acquisition date.  These loan pools are systematically reviewed by Management to determine the risk of losses that may exceed those identified at the time of the acquisition.  Techniques used in determining risk of loss are similar to those used to determine the risk of loss for the legacy Great Southern Bank portfolio, with most focus being placed on those loan pools which include the larger loan relationships and those loan pools which exhibit higher risk characteristics.  Review of the acquired loan portfolio also includes monitoring of payment performance, review of financial information and credit scores, collateral valuations and customer interaction to determine if any additional reserves are warranted.

The Bank's allowance for loan losses as a percentage of total loans, excluding FDIC-acquired loans, was 1.00%, 1.01% and 1.02% at September 30, 2018, December 31, 2017 and June 30, 2018, respectively.  Management considers the allowance for loan losses adequate to cover losses inherent in the Bank's loan portfolio at September 30, 2018, based on recent reviews of the Bank's loan portfolio and current economic conditions. If economic conditions were to deteriorate or management's assessment of the loan portfolio were to change, it is possible that additional loan loss provisions would be required, thereby adversely affecting future results of operations and financial condition.

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

Non-performing assets, excluding all FDIC-assisted acquired assets, at September 30, 2018 were $15.9 million, a decrease of $11.9 million from $27.8 million at December 31, 2017.  Non-performing assets, excluding all FDIC-assisted acquired assets, as a percentage of total assets were 0.35% at September 30, 2018, compared to 0.63% at December 31, 2017.

Compared to December 31, 2017, non-performing loans decreased $4.7 million to $6.5 million at September 30, 2018, and foreclosed assets decreased $7.2 million to $9.4 million at September 30, 2018.  Non-performing one- to four-family residential loans comprised $2.8 million, or 42.5%, of the total $6.5 million of non-performing loans at September 30, 2018, an increase of $23,000 from December 31, 2017.  Non-performing consumer loans comprised $1.8 million, or 27.6%, of the total non-performing loans at September 30, 2018, a decrease of $1.5 million from December 31, 2017.  Non-performing commercial business loans comprised $1.6 million, or 24.6%, of the total non-performing loans at September 30, 2018, a decrease of $473,000 from December 31, 2017.  Non-performing commercial real estate loans comprised $346,000, or 5.3%, of the total non-performing loans at September 30, 2018, a decrease of $880,000 from December 31, 2017.  Non-performing other residential loans were $-0- at September 30, 2018, a decrease of $1.9 million from December 31, 2017, due to the transfer to foreclosed assets and related charge-down of the one property previously in this category of non-performing loans.  Non-performing construction and land development loans were $-0- at September 30, 2018, a decrease of $98,000 from December 31, 2017.

Non-performing Loans.  Activity in the non-performing loans category during the nine months ended September 30, 2018 was as follows:

	Beginning Balance, January 1	Additions to Non- Performing	Removed from Non- Performing	Transfers to Potential Problem Loans	Transfers to Foreclosed Assets and Repossessions	Charge- Offs	Payments	Ending Balance, September 30
	(In Thousands)
One- to four-family construction	$—	$—	$—	$—	$—	$—	$—	$—
Subdivision construction	98	—	—	—	—	(3)	(95)	—
Land development	—	—	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—	—	—
One- to four-family residential	2,728	866	—	(67)	(467)	(27)	(282)	2,751
Other residential	1,877	3	—	—	(1,601)	(279)	—	—
Commercial real estate	1,226	157	—	—	(894)	(101)	(42)	346
Commercial business	2,063	2,321	—	—	—	(1,027)	(1,767)	1,590
Consumer	3,263	2,100	(7)	(455)	(705)	(1,564)	(844)	1,788

Total	$11,255	$5,447	$(7)	$(522)	$(3,667)	$(3,001)	$(3,030)	$6,475

At September 30, 2018, the non-performing one- to four-family residential category included 30 loans, nine of which were added during 2018.  The largest relationship in this category was added in 2017 and included nine loans totaling $1.3 million, or 47.4% of the total category, which are collateralized by residential rental homes in the Springfield, Mo. area. The non-performing commercial business category included six loans, all of which were added during 2018.  The largest relationship in this category totaled $1.2 million, or 72.6% of the total category.  This relationship is collateralized by an assignment of an interest in a real estate project.  A relationship in the commercial business category, which previously totaled $900,000, received payments during the three months ended September 30, 2018, to satisfy the remaining recorded balance.  The non-performing consumer category included 160 loans, 80 of which were added during 2018, and the majority of which are indirect used automobile loans. The non-performing commercial real estate category included five loans, two of which were added during 2018 and were part of the same customer relationship.  Three loans in the category were transferred to foreclosed assets during 2018, the largest of which totaled $652,000 and was collateralized by commercial property in the St. Louis, Mo., area.  The non-performing other residential category had a balance of $-0- at September 30, 2018.  The one loan previously in this category, which was collateralized by an apartment project in the central Missouri area, had charge-offs of $279,000 during the nine months ended September 30, 2018 and the remaining balance of $1.6 million was transferred to foreclosed assets.

Potential Problem Loans.  Compared to December 31, 2017, potential problem loans decreased $4.7 million, or 59.0%, to $3.3 million.  This decrease was due to $5.3 million in loans removed from potential problem loans, $1.6 million in payments, $456,000 in loans transferred to non-performing loans and $30,000 in charge-offs, partially offset by the addition of $2.6 million of loans to potential problem loans.  Potential problem loans are loans which management has identified through routine internal review procedures as having possible credit problems that may cause the borrowers difficulty in complying with the current repayment terms.  These loans are not reflected in non-performing assets, but are considered in determining the adequacy of the allowance for loan losses.

Activity in the potential problem loans category during the nine months ended September 30, 2018, was as follows:

	Beginning Balance, January 1	Additions to Potential Problem	Removed from Potential Problem	Transfers to Non- Performing	Transfers to Foreclosed Assets and Repossessions	Charge- Offs	Payments	Ending Balance, September 30
	(In Thousands)
One- to four-family construction	$—	$—	$—	$—	$—	$—	$—	$—
Subdivision construction	—	—	—	—	—	—	—	—
Land development	4	—	—	—	—	—	—	4
Commercial construction	—	—	—	—	—	—	—	—
One- to four-family residential	1,122	120	—	—	—	—	(188)	1,054
Other residential	—	—	—	—	—	—	—	—
Commercial real estate	5,759	2,056	(4,709)	—	—	—	(1,161)	1,945
Commercial business	503	—	(59)	(407)	—	—	(37)	—
Consumer	549	452	(497)	(49)	—	(30)	(175)	250

Total	$7,937	$2,628	$(5,265)	$(456)	$—	$(30)	$(1,561)	$3,253

At September 30, 2018, the commercial real estate category of potential problem loans included one loan, which was added during 2018, and is collateralized by a mixed use commercial retail building.  One relationship previously in this category, consists of three loans totaling $4.7 million collateralized by theatre and retail property in Branson, Mo.  The decision to remove this relationship from potential problem loans during the three months ended September 30, 2018 was due to an improvement in debt service coverage, and timely principal and interest payments on these loans, including over $1.0 million in payments during 2018.  The one- to four-family residential category of potential problem loans included 17 loans, three of which were added during 2018. The consumer category of potential problem loans included 20 loans, 16 of which were added during 2018.

Other Real Estate Owned and Repossessions.  Of the total $12.8 million of other real estate owned and repossessions at September 30, 2018, $1.8 million represents the fair value of foreclosed and repossessed assets related to loans acquired in FDIC-assisted transactions and $1.6 million represents properties which were not acquired through foreclosure. The foreclosed and other assets acquired in the FDIC-assisted transactions and the properties not acquired through foreclosure are not included in the following table and discussion of other real estate owned and repossessions.

Activity in foreclosed assets and repossessions during the nine months ended September 30, 2018, was as follows:

	Beginning Balance, January 1	Additions	Sales	Capitalized Costs	Write- Downs	Ending Balance, September 30
	(In Thousands)
One- to four-family construction	$—	$—	$—	$—	$—	$—
Subdivision construction	5,413	—	(1,272)	—	(1,877)	2,264
Land development	7,729	20	(1,580)	—	(1,674)	4,495
Commercial construction	—	—	—	—	—	—
One- to four-family residential	112	820	(275)	—	—	657
Other residential	140	1,601	(1,884)	143	—	—
Commercial real estate	1,194	894	(1,046)	10	(50)	1,002
Commercial business	—	—	—	—	—	—
Consumer	1,987	6,095	(7,062)	—	—	1,020

Total	$16,575	$9,430	$(13,119)	$153	$(3,601)	$9,438

Excluding the consumer category, during the nine months ended September 30, 2018, the Company reduced its foreclosed assets by $6.1 million through asset sales.  At September 30, 2018, the land development category of foreclosed assets included 14 properties, the largest of which was located in the northwest Arkansas area and had a balance of $1.1 million, or 23.5% of the total category.  Of the total dollar amount in the land development category of foreclosed assets, 48.2% and 23.5% was located in the Branson, Mo. and the northwest Arkansas areas, respectively, including the largest property previously mentioned.  The subdivision construction category of foreclosed assets included 10 properties, the largest of which was located in the Springfield, Mo. metropolitan area and had a balance of $799,000, or 35.3% of the total category.  Of the total dollar amount in the subdivision construction category of foreclosed assets, 46.7% and 35.3% is located in Branson, Mo. and Springfield, Mo., respectively, including the largest property previously mentioned.  The write-downs in the land development and subdivision construction categories resulted from management's decision during the three months ended June 30, 2018, after marketing these assets for an extended period, to reduce the asking price for several parcels of land.  The commercial real estate category of foreclosed assets included two properties, the largest of which was recreational property in the St. Louis area, was added during the three months ended June 30, 2018 and had a balance of $656,000, or 65.5% of the total category.  Four properties in the commercial real estate category had sales totaling $1.0 million during 2018.  The amount of additions and sales under consumer loans are due to a higher volume of repossessions of automobiles, which generally are subject to a shorter repossession process.  The Company experienced increased levels of delinquencies and repossessions in indirect and used automobile loans throughout 2016 and 2017.  The level of delinquencies and repossessions in indirect and used automobile loans has decreased in 2018.  The other residential category of foreclosed assets had a zero balance at September 30, 2018.  The previously remaining property in the category, an apartment building in central Missouri totaling $1.7 million, was sold during the three months ended September 30, 2018.

Non-interest Income

For the three months ended September 30, 2018, non-interest income increased $6.9 million to $14.6 million when compared to the three months ended September 30, 2017, primarily as a result of the following items:

Sale of Omaha-area banking centers:  On July 20, 2018, the Company closed on the sale of four banking centers in the Omaha, Neb., metropolitan market. The Bank sold branch deposits of approximately $56 million and sold substantially all branch-related real estate, fixed assets and ATMs. The Company recorded a pre-tax gain of $7.4 million on the sale during the three months ended September 30, 2018.

Net gains on loan sales:  Net gains on loan sales decreased $302,000 compared to the prior year three month period.  The decrease was due to a decrease in originations of fixed-rate loans during the 2018 period compared to the 2017 period.  Fixed rate originated single-family mortgage loans are generally subsequently sold in the secondary market. In 2018, the Company has originated more variable-rate single-family mortgage loans, which have been retained in the Company's portfolio.

For the nine months ended September 30, 2018, non-interest income decreased $2.2 million to $29.0 million when compared to the nine months ended September 30, 2017, primarily as a result of the following items:

2017 gain on early termination of FDIC loss sharing agreements for Inter Savings Bank:  In 2017, the Company recognized a one-time gross gain of $7.7 million from the termination of the loss sharing agreements for Inter Savings Bank, which was recorded in the accretion of income related to business acquisitions line item of the consolidated statements of income for the nine months ended September 30, 2017.

Net gains on loan sales:  Net gains on loan sales decreased $905,000 compared to the prior year period.  The decrease was due to a decrease in originations of fixed-rate loans during the 2018 period compared to the 2017 period.  Fixed rate originated single-family mortgage loans are generally subsequently sold in the secondary market. In 2018, the Company has originated more variable-rate single-family mortgage loans, which have been retained in the Company's portfolio.

Late charges and fees on loans:  Late charges and fees on loans decreased $682,000 compared to the prior year period.  The decrease was primarily due to fees totaling $632,000 on loan payoffs received on four loan relationships in the 2017 period which were not repeated in the 2018 period.

Other income:  Other income decreased $835,000 compared to the prior year period.  The decrease was primarily due to income from interest rate swaps entered into in 2017, the receipt of approximately $260,000 more income related to the exit of certain tax credit partnerships in 2017 compared to 2018 and $250,000 less in merchant card services fees compared to 2017.

Sale of Omaha-area banking centers:  On July 20, 2018, the Company closed on the sale of four banking centers in the Omaha, Neb., metropolitan market and recorded a pre-tax gain of $7.4 million on the sale during the 2018 period, as described above.

Amortization of income related to business acquisitions:  Because of the termination of the loss sharing agreements in June 2017, the net amortization expense related to business acquisitions was $-0- for the nine months ended September 30, 2018, compared to $486,000 for the nine months ended September 30, 2017, which reduced non-interest income by that amount in the previous year period.

Non-interest Expense

For the three months ended September 30, 2018, non-interest expense increased $275,000 to $28.3 million when compared to the three months ended September 30, 2017, primarily as a result of the following items:

Salaries and employee benefits:  Salaries and employee benefits increased $498,000 from the prior year period.  This increase is approximately 3% over the prior year expense total and is primarily attributable to normal annual raises for employees and increases in costs for health insurance and retirement benefits.

Net occupancy and equipment expense:  Net occupancy and equipment expense increased $472,000 in the three months ended September 30, 2018 compared to the same period in 2017, primarily due to increased depreciation expense for upgraded ATM/ITM machines, deconversion expenses related to the sale of the Omaha-area banking centers and repairs and maintenance costs for various banking centers.

Legal, audit and other professional fees:  Legal, audit and other professional fees increased $265,000 in the three months ended September 30, 2018 compared to the same period in 2017.  The increase was primarily due to legal costs related to the sale of the Omaha-area banking centers, fees related to the ongoing implementation of an accounting system which will be utilized for the new loan loss accounting standard and fees for professional services related to process improvement initiatives.

Expense on foreclosed assets and repossessions:  Expense on foreclosed assets decreased $845,000 compared to the prior year period primarily due to increased gains on the sales of foreclosed assets and repossessions and lower repossession and collection expenses.

For the nine months ended September 30, 2018, non-interest expense increased $1.5 million to $86.5 million when compared to the nine months ended September 30, 2017, primarily as a result of the following items:

Expense on foreclosed assets and repossessions:  Expense on foreclosed assets increased $1.8 million compared to the prior year period primarily due to the valuation write-down of certain foreclosed assets during the three months ended June 30, 2018, totaling approximately $2.1 million, partially offset by the items noted above in the current three month period.

Net occupancy and equipment expense:  Net occupancy expense increased $815,000 in the nine months ended September 30, 2018 compared to the same period in 2017.  This increase was due to the reasons noted above in the three month period, as well as increased expenses related to hardware and software costs for loan loss accounting and commercial loan systems and data servers at the Company's disaster recovery site.

Legal, audit and other professional fees:  Legal, audit and other professional fees increased $382,000 in the nine months ended September 30, 2018 compared to the same period in 2017 for the reasons noted above in the three month period.

Office supplies and printing expense:  Office supplies and printing expense decreased $419,000 in the nine months ended September 30, 2018 compared to the same period in 2017.  During the 2017 period the Bank incurred printing and other costs totaling $373,000 related to the replacement of a portion of customer debit cards with chip-enabled cards, which was not repeated in the current year period.

Other operating expenses:  Other operating expenses decreased $786,000 in the nine months ended September 30, 2018 compared to the same period in 2017.  During the 2017 period, the Company incurred a $340,000 prepayment penalty when FHLB advances totaling $31.4 million were repaid prior to maturity, which was not repeated in the 2018 period.  In addition, the Company experienced significantly lower debit card and check fraud losses in the 2018 period compared to the 2017 period.

The Company's efficiency ratio for the three months ended September 30, 2018, was 49.16% compared to 59.73% for the same period in 2017.  The efficiency ratio for the nine months ended September 30, 2018, was 56.70% compared to 57.79% for the same period in 2017.  The improvement in the ratio in the 2018 three month period was primarily due to an increase in non-interest income and an increase in net interest income.  The improvement in the ratio in the 2018 nine month period was primarily due to an increase in net interest income, partially offset by a decrease in non-interest income and an increase in non-interest expense.  In the 2018 periods, the Company's efficiency ratio was positively impacted by the significant gain recorded related to the sale of the Bank's branches and related deposits in Omaha, Neb.  In the 2017 nine-month period, the Company's efficiency ratio was positively impacted by the significant gain recorded related to the termination of the InterSavings Bank loss sharing agreements.  Excluding these non-interest income gain items, the Company's efficiency ratio would have been higher in the periods described.  The Company's ratio of non-interest expense to average assets was 2.50% and 2.58% for the three and nine months ended September 30, 2018, respectively, compared to 2.52% and 2.54% for the three and nine months ended September 30, 2017, respectively.  Average assets for the three months ended September 30, 2018, increased $83.9 million, or 1.9%, from the three months ended September 30, 2017, primarily due to an increase in loans receivable.  Average assets for the nine months ended September 30, 2018, increased $4.8 million, or 0.1%, from the nine months ended September 30, 2017, primarily due to organic loan growth, partially offset by decreases in investment securities and other interest-earning assets.

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

For the three months ended September 30, 2018 and 2017, the Company's effective tax rate was 19.5% and 26.9%, respectively.  For the nine months ended September 30, 2018 and 2017, the Company's effective tax rate was 18.2% and 28.3%, respectively.  These effective rates were lower than the statutory federal tax rates of 21% (2018) and 35% (2017), due primarily to the utilization of certain investment tax credits and to tax-exempt investments and tax-exempt loans which reduced the Company's effective tax rate.  The Company's effective tax rate may fluctuate in future periods as it is impacted by the level and timing of the Company's utilization of tax credits and the level of tax-exempt investments and loans and the overall level of pre-tax income.  The Company's effective income tax rate is currently expected to continue to be less than the statutory rate due primarily to the factors noted above.

Average Balances, Interest Rates and Yields

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. Average balances of loans receivable include the average balances of non-accrual loans for each period. Interest income on loans includes interest received on non-accrual loans on a cash basis.  Interest income on loans includes the amortization of net loan fees which were deferred in accordance with accounting standards.  Net fees included in interest income were $919,000 and $588,000 for the three months ended September 30, 2018 and 2017, respectively.  Net fees included in interest income were $2.5 million and $2.3 million for the nine months ended September 20, 2018 and 2017, respectively.  Tax-exempt income was not calculated on a tax equivalent basis. The table does not reflect any effect of income taxes.

	September 30, 2018(2)	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017
	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable: (1)
One- to four-family residential	4.17%	$453,090	$5,939	5.20%	$450,286	$5,261	4.64%
Other residential	4.97	782,595	10,163	5.15	708,745	8,135	4.55
Commercial real estate	4.78	1,330,088	16,427	4.90	1,249,120	13,868	4.40
Construction	5.11	593,540	8,272	5.53	483,592	5,769	4.73
Commercial business	5.05	291,038	3,689	5.03	299,833	3,780	5.00
Other loans	5.99	485,647	6,283	5.13	615,604	7,637	4.92
Industrial revenue bonds	4.77	19,829	290	5.80	25,424	374	5.83

Total loans receivable	5.03	3,955,827	51,063	5.12	3,832,604	44,824	4.64

Investment securities(1)	3.24	193,390	1,425	2.92	204,652	1,214	2.35
Other interest-earning assets	2.24	97,739	494	2.01	93,777	330	1.40

Total interest-earning assets	4.88	4,246,956	52,982	4.95	4,131,033	46,368	4.45
Non-interest-earning assets:
Cash and cash equivalents		97,033			108,953
Other non-earning assets		186,994			207,122
Total assets		$4,530,983			$4,447,108

Interest-bearing liabilities:
Interest-bearing demand and savings	0.43	$1,506,907	1,523	0.40	$1,529,811	1,185	0.31
Time deposits	1.77	1,376,907	5,829	1.68	1,371,147	3,946	1.14
Total deposits	1.08	2,883,814	7,352	1.01	2,900,958	5,131	0.70
Short-term borrowings and structured repurchase agreements	0.01	141,864	177	0.49	147,126	118	0.32
Subordinated debentures issued to capital trusts	3.94	25,774	252	3.88	25,774	267	4.11
Subordinated notes	5.55	73,791	1,024	5.51	73,636	1,025	5.52
FHLBank advances	2.18	216,674	1,192	2.18	171,728	546	1.26

Total interest-bearing liabilities	1.24	3,341,917	9,997	1.19	3,319,222	7,087	0.85
Non-interest-bearing liabilities:
Demand deposits		660,629			637,156
Other liabilities		22,428			28,355
Total liabilities		4,024,974			3,984,733
Stockholders' equity		506,009			462,375
Total liabilities and stockholders' equity		$4,530,983			$4,447,108

Net interest income:
Interest rate spread	3.64%		$42,985	3.76%		$39,281	3.60%
Net interest margin*				4.02%			3.77%
Average interest-earning assets to average interest-bearing liabilities		127.1%			124.5%

_______________________
*	Defined as the Company's net interest income divided by total average interest-earning assets.
(1)
Of the total average balances of investment securities, average tax-exempt investment securities were $53.2 million and $60.4 million for the three months ended September 30, 2018 and 2017, respectively. In addition, average tax-exempt loans and industrial revenue bonds were $23.5 million and $28.3 million for the three months ended September 30, 2018 and 2017, respectively. Interest income on tax-exempt assets included in this table was $739,000 and $787,000 for the three months ended September 30, 2018 and 2017, respectively. Interest income net of disallowed interest expense related to tax-exempt assets was $690,000 and $737,000 for the three months ended September 30, 2018 and 2017, respectively.

(2)
The yield on loans at September 30, 2018 does not include the impact of the accretable yield (income) on loans acquired in the FDIC-assisted transactions.  See "Net Interest Income" for a discussion of the effect on results of operations for the three months ended September 30, 2018.

	September 30, 2018(2)	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable: (1)
One- to four-family residential	4.17%	$440,769	$16,544	5.02%	$465,125	$16,885	4.85%
Other residential	4.97	755,536	28,349	5.02	692,979	23,377	4.51
Commercial real estate	4.78	1,302,940	46,753	4.80	1,237,979	40,954	4.42
Construction	5.11	555,708	22,007	5.29	436,259	14,902	4.57
Commercial business	5.05	288,579	10,592	4.91	295,955	11,160	5.04
Other loans	5.99	511,735	19,170	5.01	652,095	23,296	4.78
Industrial revenue bonds	4.77	22,056	1,032	6.25	26,304	1,160	5.90

Total loans receivable	5.03	3,877,323	144,447	4.98	3,806,696	131,734	4.63

Investment securities(1)	3.24	189,686	4,026	2.84	212,262	3,957	2.49
Other interest-earning assets	2.24	105,831	1,335	1.69	117,678	834	0.95

Total interest-earning assets	4.88	4,172,840	149,808	4.80	4,136,636	136,525	4.41
Non-interest-earning assets:
Cash and cash equivalents		98,879			108,303
Other non-earning assets		194,441			216,409
Total assets		$4,466,160			$4,461,348

Interest-bearing liabilities:
Interest-bearing demand and savings	0.43	$1,548,273	4,268	0.37	$1,551,316	3,417	0.29
Time deposits	1.77	1,331,098	14,790	1.49	1,426,041	11,683	1.10
Total deposits	1.08	2,879,371	19,058	0.88	2,977,357	15,100	0.68
Short-term borrowings and structured repurchase agreements	0.01	127,696	385	0.40	206,100	662	0.43
Subordinated debentures issued to capital trusts	3.94	25,774	692	3.59	25,774	760	3.94
Subordinated notes	5.55	73,752	3,073	5.57	73,594	3,075	5.59
FHLBank advances	2.18	198,778	2,964	1.99	78,362	1,045	1.78

Total interest-bearing liabilities	1.24	3,305,371	26,172	1.06	3,361,187	20,642	0.82
Non-interest-bearing liabilities:
Demand deposits		648,257			622,352
Other liabilities		20,678			27,264
Total liabilities		3,974,306			4,010,803
Stockholders' equity		491,854			450,545
Total liabilities and stockholders' equity		$4,466,160			$4,461,348

Net interest income:
Interest rate spread	3.64%		$123,636	3.74%		$115,883	3.59%
Net interest margin*				3.96%			3.75%
Average interest-earning assets to average interest-bearing liabilities		126,.2%			123.1%

_______________________
*	Defined as the Company's net interest income divided by total average interest-earning assets.
(1)
Of the total average balances of investment securities, average tax-exempt investment securities were $54.2 million and $63.0 million for the nine months ended September 30, 2018 and 2017, respectively. In addition, average tax-exempt loans and industrial revenue bonds were $25.3 million and $28.7 million for the nine months ended September 30, 2018 and 2017, respectively. Interest income on tax-exempt assets included in this table was $2.3 million and $2.5 million for the nine months ended September 30, 2018 and 2017, respectively. Interest income net of disallowed interest expense related to tax-exempt assets was $2.2 million and $2.4 million for the nine months ended September 30, 2018 and 2017, respectively.

(2)
The yield on loans at September 30, 2018 does not include the impact of the accretable yield (income) on loans acquired in the FDIC-assisted transactions.  See "Net Interest Income" for a discussion of the effect on results of operations for the nine months ended September 30, 2018.

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

	Three Months Ended September 30,
	2018 vs. 2017
	Increase
	(Decrease)		Total
	Due to		Increase
	Rate	Volume	(Decrease)
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable	$4,762	$1,477	$6,239
Investment securities	281	(70)	211
Other interest-earning assets	150	14	164
Total interest-earning assets	5,193	1,421	6,614
Interest-bearing liabilities:
Demand deposits	356	(18)	338
Time deposits	1,866	17	1,883
Total deposits	2,222	(1)	2,221
Short-term borrowings	63	(4)	59
Subordinated debentures issued to capital trust	(15)	—	(15)
Subordinated notes	(3)	2	(1)
FHLBank advances	476	170	646
Total interest-bearing liabilities	2,743	167	2,910
Net interest income	$2,450	$1,254	$3,704

	Nine Months Ended September 30,
	2018 vs. 2017
	Increase
	(Decrease)		Total
	Due to		Increase
	Rate	Volume	(Decrease)
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable	$10,232	$2,481	$12,713
Investment securities	515	(446)	69
Other interest-earning assets	592	(91)	501
Total interest-earning assets	11,339	1,944	13,283
Interest-bearing liabilities:
Demand deposits	858	(7)	851
Time deposits	3,928	(821)	3,107
Total deposits	4,786	(828)	3,958
Short-term borrowings	(38)	(239)	(277)
Subordinated debentures issued to capital trust	(68)	—	(68)
Subordinated notes	(2)	—	(2)
FHLBank advances	137	1,782	1,919
Total interest-bearing liabilities	4,815	715	5,530
Net interest income	$6,524	$1,229	$7,753

Liquidity

Liquidity is a measure of the Company's ability to generate sufficient cash to meet present and future financial obligations in a timely manner through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. These obligations include the credit needs of customers, funding deposit withdrawals, and the day-to-day operations of the Company. Liquid assets include cash, interest-bearing deposits with financial institutions and certain investment securities and loans. As a result of the Company's management of the ability to generate liquidity primarily through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors' requirements and meet its customers' credit needs. At September 30, 2018, the Company had commitments of approximately $222.3 million to fund loan originations, $1.12 billion of unused lines of credit and unadvanced loans, and $25.1 million of outstanding letters of credit.

Loan commitments and the unfunded portion of loans at the dates indicated were as follows (in thousands):

	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	December 31, 2016	December 31, 2015
Closed loans with unused available lines
Secured by real estate (one- to four-family)	$151,880	$144,994	$138,375	$133,587	$123,433	$105,390
Secured by real estate (not one- to four-family)	13,179	15,306	12,382	10,836	26,062	21,857
Not secured by real estate - commercial business	92,229	104,749	108,262	113,317	79,937	63,865

Closed construction loans with unused available lines
Secured by real estate (one-to four-family)	26,470	31,221	29,757	20,919	10,047	14,242
Secured by real estate (not one-to four-family)	838,962	830,592	749,926	718,277	542,326	385,969

Loan Commitments not closed
Secured by real estate (one-to four-family)	30,226	47,040	37,144	23,340	15,884	13,411
Secured by real estate (not one-to four-family)	180,552	128,200	200,192	156,658	119,126	120,817
Not secured by real estate - commercial business	11,521	—	12,995	4,870	7,022	—

	$1,345,019	$1,302,102	$1,289,033	$1,181,804	$923,837	$725,551

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

At September 30, 2018, the Company had these available secured lines and on-balance sheet liquidity:

Federal Home Loan Bank line	$448.1 million
Federal Reserve Bank line	$460.5 million
Cash and cash equivalents	$208.8 million
Unpledged securities	$44.4 million

Statements of Cash Flows. During both the nine months ended September 30, 2018 and 2017, the Company had positive cash flows from operating activities.  The Company experienced negative cash flows from investing activities during both the nine months ended September 30, 2018 and 2017.  The Company experienced positive cash flows from financing activities during the nine months ended September 30, 2018 and negative cash flows from financing activities during the nine months ended September 30, 2017.

Cash flows from operating activities for the periods covered by the Statements of Cash Flows have been primarily related to changes in accrued and deferred assets, credits and other liabilities, the provision for loan losses, depreciation and amortization, realized gains on sales of loans and the amortization of deferred loan origination fees and discounts (premiums) on loans and investments, all of which are non-cash or non-operating adjustments to operating cash flows. Net income adjusted for non-cash and non-operating items and the origination and sale of loans held for sale were the primary source of cash flows from operating activities. Operating activities provided cash flows of $73.4 million and $51.9 million during the nine months ended September 30, 2018 and 2017, respectively.

During the nine months ended September 30, 2018, investing activities used cash of $289.3 million, primarily due to the purchase of loans and the net origination of loans, the purchase of investment securities and the purchase of equipment, partially offset by the sale of other real estate owned and payments received on investment securities. Also in 2018, the Company used cash of $50.4 million in connection with the sale of its Omaha, Neb. branches and deposits.  Investing activities in the 2017 period used cash of $2.9 million, primarily due to the net increase in loans offset by the sale of other real estate owned, payments received on investment securities and payment received from the FDIC for early termination of certain loss sharing agreements.

Changes in cash flows from financing activities during the periods covered by the Statements of Cash Flows are due to changes in deposits after interest credited, changes in FHLBank advances and changes in short-term borrowings, as well as dividend payments to stockholders and the exercise of common stock options.  Financing activities provided cash of $182.5 million and used cash of $72.1 million during the nine months ended September 30, 2018 and 2017, respectively.  Net cash used during the 2017 nine-month period was due primarily to the decrease in certificates of deposit and repayment of FHLBank advances.  In the 2018 nine-month period, financing activities provided cash primarily as a result of net increases in FHLBank advances and certificates of deposit.  Financing activities in the future are expected to primarily include changes in deposits, changes in FHLBank advances, changes in short-term borrowings and dividend payments to stockholders.

Capital Resources

Management continuously reviews the capital position of the Company and the Bank to ensure compliance with minimum regulatory requirements, as well as to explore ways to increase capital either by retained earnings or other means.

At September 30, 2018, the Company's total stockholders' equity and common stockholders' equity were $508.1 million, or 11.1% of total assets, equivalent to a book value of $35.90 per common share. At December 31, 2017, total stockholders' equity and common stockholders' equity were $471.7 million, or 10.7% of total assets, equivalent to a book value of $33.48 per common share. At September 30, 2018, the Company's tangible common equity to tangible assets ratio was 10.9%, compared to 10.5% at December 31, 2017. (See Non-GAAP Financial Measures below).

Banks are required to maintain minimum risk-based capital ratios. These ratios compare capital, as defined by the risk-based regulations, to assets adjusted for their relative risk as defined by the regulations. Under current guidelines banks must have a minimum common equity Tier 1 capital ratio of 4.50%, a minimum Tier 1 risk-based capital ratio of 6.00%, a minimum total risk-based capital ratio of 8.00%, and a minimum Tier 1 leverage ratio of 4.00%. To be considered "well capitalized," banks must have a minimum common equity Tier 1 capital ratio of 6.50%, a minimum Tier 1 risk-based capital ratio of 8.00%, a minimum total risk-based capital ratio of 10.00%, and a minimum Tier 1 leverage ratio of 5.00%. On September 30, 2018, the Bank's common equity Tier 1 capital ratio was 12.6%, its Tier 1 capital ratio was 12.6%, its total capital ratio was 13.5% and its Tier 1 leverage ratio was 12.4%. As a result, as of September 30, 2018, the Bank was well capitalized, with capital ratios in excess of those required to qualify as such.  On December 31, 2017, the Bank's common equity Tier 1 capital ratio was 12.3%, its Tier 1 capital ratio was 12.3%, its total capital ratio was 13.2% and its Tier 1 leverage ratio was 11.7%. As a result, as of December 31, 2017, the Bank was well capitalized, with capital ratios in excess of those required to qualify as such.

The FRB has established capital regulations for bank holding companies that generally parallel the capital regulations for banks. On September 30, 2018, the Company's common equity Tier 1 capital ratio was 11.3%, its Tier 1 capital ratio was 11.8%, its total capital ratio was 14.4% and its Tier 1 leverage ratio was 11.6%. To be considered well capitalized, a bank holding company must have a Tier 1 risk-based capital ratio of at least 6.00% and a total risk-based capital ratio of at least 10.00%.  As of September 30, 2018, the Company was considered well capitalized, with capital ratios in excess of those required to qualify as such.  On December 31, 2017, the Company's common equity Tier 1 capital ratio was 10.9%, its Tier 1 capital ratio was 11.4%, its total capital ratio was 14.1% and its Tier 1 leverage ratio was 10.9%. As of December 31, 2017, the Company was considered well capitalized, with capital ratios in excess of those required to qualify as such.

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

Dividends. During the three months ended September 30, 2018, the Company declared a common stock cash dividend of $0.32 per share, or 20% of net income per diluted common share for that three month period, and paid a common stock cash dividend of $0.28 per share (which was declared in June 2018).  During the three months ended September 30, 2017, the Company declared a common stock cash dividend of $0.24 per share, or 29% of net income per diluted common share for that three month period, and paid a common stock cash dividend of $0.24 per share (which was declared in June 2017).  During the nine months ended September 30, 2018, the Company declared common stock cash dividends totaling $0.88 per share, or 25% of net income per diluted common share for that nine month period, and paid common stock cash dividends totaling $0.80 per share.  During the nine months ended September 30, 2017, the Company declared common stock cash dividends totaling $0.70 per share, or 25% of net income per diluted common share for that nine month period, and paid common stock cash dividends totaling $0.68 per share.  The Board of Directors meets regularly to consider the level and the timing of dividend payments.  The $0.32 per share dividend declared but unpaid as of September 30, 2018, was paid to stockholders in October 2018.

Common Stock Repurchases and Issuances. The Company has been in various buy-back programs since May 1990. During the three and nine month periods ended September 30, 2018 and 2017, respectively, the Company did not repurchase any shares of its common stock.  During the three months ended September 30, 2018, the Company issued 19,467 shares of stock at an average price of $25.38 per share to cover stock option exercises.  During the three months ended September 30, 2017, the Company issued 10,257 shares of stock at an average price of $24.59 per share to cover stock option exercises.  During the nine months ended September 30, 2018, the Company issued 65,757 shares of stock at an average price of $25.38 per share to cover stock option exercises.  During the nine months ended September 30, 2017, the Company issued 76,524 shares of stock at an average price of $26.54 per share to cover stock option exercises.

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

Non-GAAP Reconciliation:  Ratio of Tangible Common Equity to Tangible Assets

	September 30,	December 31,
	2018	2017
	(Dollars in Thousands)

Common equity at period end	$508,127	$471,662
Less: Intangible assets at period end	9,613	10,850
Tangible common equity at period end (a)	$498,514	$460,812

Total assets at period end	$4,584,086	$4,414,521
Less: Intangible assets at period end	9,613	10,850
Tangible assets at period end (b)	$4,574,473	$4,403,671

Tangible common equity to tangible assets (a) / (b)	10.90%	10.46%

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

The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained despite fluctuations in prevailing interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time. The difference, or the interest rate repricing "gap," provides an indication of the extent to which an institution's interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities repricing during the same period, and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets during the same period. Generally, during a period of rising interest rates, a negative gap within shorter repricing periods would adversely affect net interest income, while a positive gap within shorter repricing periods would result in an increase in net interest income. During a period of falling interest rates, the opposite would be true. As of September 30, 2018, Great Southern's interest rate risk models indicate that, generally, rising interest rates are expected to have a positive impact on the Company's net interest income, while declining interest rates would have a negative impact on net interest income. We model various interest rate scenarios for rising and falling rates, including both parallel and non-parallel shifts in rates. The results of our modeling indicate that net interest income is not likely to be materially affected either positively or negatively in the first twelve months following a rate change, regardless of any changes in interest rates, because our portfolios are relatively well matched in a twelve-month horizon. The effects of interest rate changes, if any, are expected to be more impacting to net interest income in the 12 to 36 months following a rate change.

The current level and shape of the interest rate yield curve poses challenges for interest rate risk management. Prior to its increase of 0.25% on December 16, 2015, the FRB had last changed interest rates on December 16, 2008. This was the first rate increase since June 29, 2006.  The FRB has now also implemented rate increases of 0.25% on seven different occasions beginning December 14, 2016, with the Federal Funds rate now at 2.25%.  A substantial portion of Great Southern's loan portfolio ($1.39 billion at September 30, 2018) is tied to the one-month or three-month LIBOR index and will be subject to adjustment at least once within 90 days after September 30, 2018.  Of these loans, $1.21 billion as of September 30, 2018 had interest rate floors.  Great Southern also has a significant portfolio of loans ($283 million at September 30, 2018) which are tied to a "prime rate" of interest and will adjust immediately with changes to the "prime rate" of interest.

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

ITEM 4. CONTROLS AND PROCEDURES

We maintain a system of disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) that is designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate. An evaluation of our disclosure controls and procedures was carried out as of September 30, 2018, under the supervision and with the participation of our principal executive officer, principal financial officer and several other members of our senior management. Our principal executive officer and principal financial officer concluded that, as of September 30, 2018, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the principal executive officer and principal financial officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There were no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) under the Act) that occurred during the quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As indicated below, no shares were purchased during the three months ended September 30, 2018.

	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan(1)

July 1, 2018 – July 31, 2018	--	$--	--	500,000
August 1, 2018 – August 31, 2018	--	--	--	500,000
September 1, 2018 – September 30, 2018	--	--	--	500,000
	--	$--	--

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

Attached as Exhibit 32

(99)	Additional Exhibits

None.

(101)
Attached as Exhibit 101 are the following financial statements from the Great Southern Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated statements of financial condition, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows and (v) notes to consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Great Southern Bancorp, Inc.
Registrant
Date: November 5, 2018	/s/ Joseph W. Turner
Joseph W. Turner President and Chief Executive Officer (Principal Executive Officer)
Date: November 5, 2018	/s/ Rex A. Copeland
Rex A. Copeland Treasurer (Principal Financial and Accounting Officer)