Form 10-K
period 2018-12-31
GREAT SOUTHERN BANCORP, INC.
filed 2019-03-07
CIK 854560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES ACT OF 1934

For the fiscal year ended December 31, 2018

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
Yes [X] No [ ]
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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

Large accelerated filer [ ] Accelerated filer [X] Non-accelerated filer [ ] Smaller reporting company [ ]Emerging growth company [ ]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes [ ] No [X]
The aggregate market value of the common stock of the registrant held by non-affiliates of the Registrant on June 30, 2018, computed by reference to the closing price of such shares on that date, was $626,952,383.  At March 5, 2019, 14,169,682 shares of the Registrant's common stock were outstanding.

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

As a Maryland corporation, the Company is authorized to engage in any activity that is permitted by the Maryland General Corporation Law and not prohibited by law or regulatory policy. The Company currently conducts its business as a financial holding company. Through the financial holding company structure, it is possible to expand the size and scope of the financial services offered by the Company beyond those offered by the Bank. The financial holding company structure provides the Company with greater flexibility than the Bank has to diversify its business activities, through existing or newly formed subsidiaries, or through acquisitions of or mergers with other financial institutions as well as other companies. At December 31, 2018, Bancorp's consolidated assets were $4.68 billion, consolidated net loans were $3.99 billion, consolidated deposits were $3.73 billion and consolidated total stockholders' equity was $532.0 million. For details about the Company’s assets, revenues and profits for each of the last five fiscal years, see Item 6. “Selected Financial Data.”  The assets of the Company consist primarily of the stock of Great Southern and cash.

Through the Bank and subsidiaries of the Bank, the Company also offers insurance and related services, which are discussed further below.  The activities of the Company are funded by retained earnings and through dividends from Great Southern. Activities of the Company may also be funded through borrowings from third parties, sales of additional securities or through income generated by other activities of the Company.

The executive offices of the Company are located at 1451 East Battlefield, Springfield, Missouri 65804, and its telephone number at that address is (417) 887-4400.

Great Southern Bank

Great Southern was formed as a Missouri-chartered mutual savings and loan association in 1923, and, in 1989, converted to a Missouri-chartered stock savings and loan association. In 1994, Great Southern changed to a federal savings bank charter and then, on June 30, 1998, changed to a Missouri-chartered trust company (the equivalent of a commercial bank charter). Headquartered in Springfield, Missouri, Great Southern offers a broad range of banking services through its 99 banking centers located in southern and central Missouri; the Kansas City, Missouri area; the St. Louis, Missouri area; eastern Kansas; northwestern Arkansas; the Minneapolis, Minnesota area and eastern, western and central Iowa. At December 31, 2018, the Bank had total assets of $4.67 billion, net loans of $3.99 billion, deposits of $3.78 billion and equity capital of $580.0 million, or 12.4% of total assets. Its deposits are insured by the Deposit Insurance Fund ("DIF") to the maximum levels permitted by the FDIC.

The size and complexity of the Bank’s operations increased substantially in 2009 with the completion of two Federal Deposit Insurance Corporation ("FDIC")-assisted transactions, and again in 2011, 2012 and 2014 with the completion of another FDIC-assisted transaction in each of those years.  In 2009, the Bank entered into two separate purchase and assumption agreements (including loss sharing) with the FDIC to assume all of the deposits (excluding brokered deposits) and certain liabilities and acquire certain assets of TeamBank, N.A. and Vantus Bank.  In these two transactions we acquired assets with a fair value of approximately $499.9 million (approximately 18.8% of the Company’s total consolidated assets at acquisition) and $294.2 million (approximately 8.8% of the Company’s total consolidated assets at acquisition), respectively, and assumed liabilities with a fair value of $610.2 million (approximately 24.9% of the Company’s total consolidated assets at acquisition) and $440.0 million (approximately 13.2% of the Company’s total consolidated assets at acquisition), respectively.  They also resulted in gains of $43.9 million and $45.9 million, respectively, which were included in Noninterest Income in the Company’s Consolidated Statement of Income for the year ended December 31, 2009.  Prior to these acquisitions, the Company operated banking centers in Missouri with loan production offices in Arkansas and Kansas.  These acquisitions added 31 banking centers and expanded our footprint to cover five states – Iowa, Kansas, Missouri, Arkansas and Nebraska.  In 2011, the Bank entered into a purchase and assumption agreement (including loss sharing) with the FDIC to assume all of the deposits and certain liabilities and acquire certain assets of Sun Security Bank, which added locations in southern Missouri and St. Louis.  In this transaction we acquired assets with a fair value of approximately $248.9 million (approximately 7.3% of the Company’s total consolidated assets at acquisition) and assumed liabilities with a fair value of $345.8 million (approximately 10.1% of the Company’s total consolidated assets at acquisition).  It also resulted in a gain of $16.5 million which was included in Noninterest Income in the Company’s Consolidated Statement of Income for the year ended December 31, 2011. In 2012, the Bank entered into a purchase and assumption agreement (including loss sharing) with the FDIC to assume all of the deposits and certain liabilities and acquire certain assets of Inter Savings Bank, FSB (“InterBank”), which added four locations in the greater Minneapolis, Minnesota area and represented a new market for the Company.  In this transaction we acquired assets with a fair value of approximately $364.2 million (approximately 9.4% of the Company’s total consolidated assets at acquisition) and assumed liabilities with a fair value of approximately $458.7 million (approximately 11.9% of the Company’s total consolidated assets at acquisition).  It also resulted in a gain of $31.3 million which was included in Noninterest Income in the Company’s Consolidated Statement of Income for the year ended December 31, 2012.

In 2014, the Bank entered into a purchase and assumption agreement (without loss sharing) with the FDIC to assume all of the deposits and certain liabilities and acquire certain assets of Valley Bank (“Valley”), which added five locations in the Quad Cities area of eastern Iowa and six locations in central Iowa, primarily in the Des Moines market area.  These represented new markets for the Company in eastern Iowa and enhanced our market presence in central Iowa.  In this transaction we acquired assets with a fair value of approximately $378.7 million (approximately 10.0% of the Company’s total consolidated assets at acquisition) and assumed liabilities with a fair value of approximately $367.9 million (approximately 9.8% of the Company’s total consolidated assets at acquisition).  It also resulted in a gain of $10.8 million which was included in Noninterest Income in the Company’s Consolidated Statement of Income for the year ended December 31, 2014.

Also in 2014, the Bank entered into a purchase and assumption agreement to acquire certain assets and depository accounts from Neosho, Mo.-based Boulevard Bank (“Boulevard”), which added one location in the Neosho, Mo. market, where the Company already operated.  In this transaction, which was completed in 2014, we acquired assets (primarily cash and cash equivalents) with a fair value of approximately $92.5 million (approximately 2.6% of the Company’s total consolidated assets at acquisition) and assumed liabilities (all deposits and related accrued interest) with a fair value of approximately $93.3 million (approximately 2.6% of the Company’s total consolidated assets at acquisition).  This acquisition resulted in recognition of $790,000 of goodwill.

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

Also in 2015, the Company announced that it entered into a purchase and assumption agreement to acquire 12 branches, including related loans, and to assume related deposits in the St. Louis, Mo., area from Cincinnati-based Fifth Third Bank. The acquisition was completed at the close of business on January 29, 2016.  The deposits assumed totaled approximately $228 million and had a weighted average rate of approximately 0.28%.  The loans acquired totaled approximately $159 million and had a weighted average yield of approximately 3.92%.

The loss sharing agreements related to the FDIC-assisted transactions in 2009, 2011 and 2012 added to the complexity of our operations by creating the need for new employees and processes to ensure compliance with the loss sharing agreements and the collection of problem assets acquired.  See Note 4 included in Item 8. “Financial Statements and Supplementary Information” for a more detailed discussion of these FDIC-assisted transactions and the loss sharing agreements.  The loss sharing agreements related to the 2009 and 2011 FDIC-assisted transactions were terminated during 2016.  The loss sharing agreements related to the 2012 FDIC-assisted transaction were terminated during 2017.  See “Loss Share Agreements” below for additional information regarding the termination of these agreements.

The Company opened a commercial loan production office in Chicago, Illinois during 2017.  The primary products offered in this office are commercial real estate, commercial business and commercial construction loans.

In March 2018, the Bank entered into a definitive agreement to sell its four banking centers, including all of the associated deposits (totaling approximately $56 million), in the Omaha, Nebraska market to Lincoln, Nebraska-based West Gate Bank.  This sale transaction was completed in July 2018.

The Company opened two commercial loan production offices – one in Denver, Colorado and one in Atlanta, Georgia – in late 2018.  The primary products offered in these offices are commercial real estate, commercial business and commercial construction loans.

Great Southern is principally engaged in the business of originating commercial real estate loans, construction loans, other commercial loans, residential real estate loans and consumer loans and funding these loans by attracting deposits from the general public, obtaining brokered deposits and through borrowings from the Federal Home Loan Bank of Des Moines (the "FHLBank") and others.

For many years, Great Southern has followed a strategy of emphasizing loan origination through residential, commercial and consumer lending activities in its market areas. The goal of this strategy is to be one of the leading providers of financial services in Great Southern’s market areas, while simultaneously diversifying assets and reducing interest rate risk by originating and holding adjustable-rate loans and fixed-rate loans, primarily with terms of five years or less, in its portfolio and by selling longer-term fixed-rate single-family mortgage loans in the secondary market. The Bank continues to emphasize real estate lending while also expanding and increasing its originations of commercial business and consumer loans.

The corporate office of the Bank is located at 1451 East Battlefield, Springfield, Missouri 65804 and its telephone number at that address is (417) 887-4400.

Forward-Looking Statements

When used in this Annual Report and in other documents filed or furnished by Great Southern Bancorp, Inc. (the “Company”) with the Securities and Exchange Commission (the "SEC"), in the Company's press releases or other public or stockholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "intends" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including, among other things, (i) the possibility that the changes in non-interest income, non-interest expense and interest expense actually resulting from Great Southern Bank's recently completed transaction with West Gate Bank might be materially different from estimated amounts; (ii) the possibility that the actual reduction in the Company’s effective tax rate expected to result from H. R. 1, formerly known as the “Tax Cuts and Jobs Act” (the “Tax Reform Legislation”) might be different from the reduction estimated by the Company; (iii) expected revenues, cost savings, earnings accretion, synergies and other benefits from the Company's  merger and acquisition activities might not be realized within the anticipated time frames or at all, and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, might be greater than expected; (iv) changes in economic conditions, either nationally or in the Company's market areas; (v) fluctuations in interest rates; (vi) the risks of lending and investing activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses; (vii) the possibility of other-than-temporary impairments of securities held in the Company's securities portfolio; (viii) the Company's ability to access cost-effective funding; (ix) fluctuations in real estate values and both residential and commercial real estate market conditions; (x) demand for loans and deposits in the Company's market areas; (xi) the ability to adapt successfully to technological changes to meet customers' needs and developments in the marketplace; (xii) the possibility that security measures implemented might not be sufficient to mitigate the risk of a cyber attack or cyber theft, and that such security measures might not protect against systems failures or interruptions; (xiii) legislative or regulatory changes that adversely affect the Company's business, including, without limitation, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and its implementing regulations, the overdraft protection regulations and customers' responses thereto and the Tax Reform Legislation; (xiv) changes in accounting principles, policies or guidelines; (xv) monetary and fiscal policies of the Federal Reserve Board and the U.S. Government and other governmental initiatives affecting the financial services industry; (xvi) results of examinations of the Company and Great Southern Bank by their regulators, including the possibility that the regulators may, among other things, require the Company to limit its business activities, changes its business mix, increase its allowance for loan losses, write-down assets or increase its capital levels, or affect its ability to borrow funds or maintain or increase deposits, which could adversely affect its liquidity and earnings; (xvii) costs and effects of litigation, including settlements and judgments; and (xviii) competition. The Company wishes to advise readers that the factors listed above and other risks described from time to time in documents filed or furnished by the Company with the SEC could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

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

Market Areas

The Company currently operates 99 full-service retail banking offices, serving more than 160,000 households in six states – Missouri, Arkansas, Iowa, Kansas, Minnesota and Nebraska.  The Company also operates commercial loan production offices in Atlanta, Chicago, Dallas, Denver, Omaha, Neb., and Tulsa, Okla., and a mortgage lending office in Springfield, Mo.

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

Great Southern's largest concentration of deposits and loans are in the Springfield, Mo., and St. Louis, Mo., market areas. In the last several years, the Company's deposit and loan portfolios have become more diversified because of its participation in five FDIC-assisted acquisitions and organic growth. The FDIC-assisted acquisitions significantly expanded the Company's geographic footprint, which prior to 2009 was primarily in southwest and central Missouri, by adding operations in Iowa, Kansas, Minnesota and Nebraska. In 2018, the Company sold four banking centers in the Omaha, Neb., metropolitan market to a Nebraska-based bank. A commercial loan production office remains in Omaha. In April 2019, the Fayetteville, Ark., banking center was consolidated into the Rogers, Ark., office, leaving one office in Arkansas. Besides the Springfield and St. Louis market areas, the Company has deposit and loan concentrations in the following market areas: Kansas City, Mo.; Sioux City, Iowa; Des Moines, Iowa; Northwest Arkansas; Minneapolis, Minn.; and Eastern Iowa in the area known as the "Quad Cities."  Deposits and loans are also generated in banking centers in rural markets in Missouri, Iowa, and Kansas.

At December 31, 2018, the Company's total deposits were $3.7 billion. At that date, the Company had deposits in Missouri of $2.7 billion, including the two largest deposit concentrations in Springfield and St. Louis areas, with $1.6 billion and $523 million, respectively. The Company also had deposits of $544 million in Iowa, $259 million in Kansas, $245 million in Minnesota, $19 million in Nebraska and $18 million in Arkansas.

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

In addition to origination of these loans, the Bank has expanded and enlarged its relationships with smaller banks and other peer banks to purchase participations (at par, generally with no servicing costs) in loans these other banks originate but are unable to retain in their portfolios due to capital or borrower relationship size limitations.  The Bank uses the same underwriting guidelines in evaluating these participations as it does in its direct loan originations. At December 31, 2018, the balance of participation loans purchased and held in the portfolio, excluding FDIC-acquired loans, was $198.8 million, or 5.1% of the total loan portfolio. All of these participation loans were performing at December 31, 2018, with the exception of one loan in the amount of $1.1 million.

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

Another principal lending activity of Great Southern is the origination of commercial real estate, multi-family and commercial construction loans. Since the early 1990s, commercial real estate, multi-family and commercial construction loans have represented the largest percentage of the loan portfolio.  At December 31, 2018, commercial real estate, multi-family and commercial construction loans, excluding loans acquired in FDIC-assisted transactions, accounted for approximately 28%, 16% and 22%, respectively, of the total portfolio.  Of the portfolio of acquired loans, commercial real estate loans (net of fair value discounts) accounted for approximately 1% of the total portfolio at December 31, 2018.

In addition, Great Southern in recent years has increased its emphasis on the origination of other commercial loans, home equity loans and consumer loans, and also issues of letters of credit.  Letters of credit are contingent obligations and are not included in the Bank's loan portfolio.  See "-- Other Commercial Lending," "- Classified Assets," and "Loan Delinquencies and Defaults" below.

The percentage of collateral value Great Southern will loan on real estate and other property varies based on factors including, but not limited to, the type of property and its location and the borrower's credit history. As a general rule, Great Southern will loan up to 95% of the appraised value on one-to four-family residential properties. Typically, private mortgage insurance is required for loan amounts above the 80% level. At December 31, 2018 and 2017, loans secured by second liens on residential properties were $118.5 million, or 2.9%, and $126.7 million, or 3.3%, respectively, of our total loan portfolio.  For commercial real estate and other residential real property loans, Great Southern may loan up to 85% of the appraised value. The origination of loans secured by other property is considered and determined on an individual basis by management with the assistance of any industry guides and other information which may be available.  Collateral values are reappraised or reassessed as loans are renewed or when significant events indicating potential impairment occur.  On a quarterly basis, management reviews impaired loans to determine whether updated appraisals or reassessments are necessary based on loan performance, collateral type and guarantor support.  While not specifically required by our policy, we seek to obtain cross-collateralization of loans to a borrower when it is available and it is most frequently done on commercial real estate loans.

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

In general, state banking laws restrict loans to a single borrower and related entities to no more than 25% of a bank's unimpaired capital and unimpaired surplus, plus an additional 10% if the loan is collateralized by certain readily marketable collateral. (Real estate is not included in the definition of "readily marketable collateral.”)  As computed on the basis of the Bank's unimpaired capital and surplus at December 31, 2018, this limit was approximately $149.9 million. See "Government Supervision and Regulation." At December 31, 2018, the Bank was in compliance with the loans-to-one borrower limit. At December 31, 2018, the Bank's largest relationship for purposes of this limit, which consists of nine loans, totaled $50.4 million. This amount represents the total commitment for this relationship at December 31, 2018; the outstanding balance at that date was $36.9 million.  The collateral for the loans consists of multiple healthcare facilities, apartment complexes and a retail development.  Some of the projects are currently under construction, so all funds have not been disbursed on these loan.  In addition, we obtained personal guarantees from the principal owner of the borrowing entities for each of these loans.  All loans included in this relationship were current at December 31, 2018.  In addition at December 31, 2018, we had three other loan relationships that each exceeded $40 million.  All loans included in these relationships were current at December 31, 2018.  Our policy does not set a loans-to-one borrower limit that is below the legal limits described; however, we do recognize the need to limit credit risk to any one borrower or group of related borrowers upon consideration of various risk factors.  Extensions of credit to borrowers whose past due loans were charged-off or whose loans are classified as substandard require special lending approval.

Great Southern is permitted under applicable regulations to originate or purchase loans and loan participations secured by real estate located in any part of the United States.  In addition to the market areas where the Company has offices, the Bank has made or purchased loans, secured primarily by commercial real estate, in other states, primarily Michigan, Wisconsin, Florida, and Arizona.  At December 31, 2018, loans in these states comprised less than 2% each, respectively, of the total loan portfolio.

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

The loans acquired in the four FDIC-assisted transactions completed in 2009 through 2012, which were acquired at discounts and were previously covered by loss sharing agreements between the FDIC and the Bank, and the loans acquired in 2014 from the former Valley Bank, which were acquired at discounts and were never covered by a loss sharing agreement, are shown combined below in tables separate from the legacy Great Southern portfolio. All of these acquired loan portfolios were initially recorded at their fair values at the acquisition date and are recorded by the Company at their discounted value. The following tables reflect the loan balances excluding discounts.

Legacy Great Southern Loan Portfolio Composition:

	December 31,
	2018		2017		2016		2015		2014
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars In Thousands)
Real Estate Loans:
One- to four- family(1)	$400,954	8.3%	$318,186	7.3%	$353,709	8.6%	$272,411	7.9%	$245,180	8.3%
Other residential	784,894	16.3	745,645	17.1	663,378	16.1	419,550	12.1	392,415	13.2
Commercial(2)	1,385,375	28.7	1,256,986	28.8	1,211,644	29.4	1,080,836	31.3	986,936	33.3
Residential construction:
One- to four- family	26,683	0.5	23,266	0.5	26,764	0.6	36,430	1.1	49,631	1.7
Other residential	376,575	7.8	208,883	4.8	202,202	4.9	133,718	3.9	59,664	2.0
Commercial	1,098,420	22.8	919,029	21.1	641,195	15.6	551,115	16.0	404,683	13.7

Total real estate loans	4,072,901	84.4	3,471,995	79.6	3,098,892	75.2	2,494,060	72.3	2,138,509	72.2

Other Loans:
Consumer loans:
Automobile, boat, etc.	309,201	6.4	418,594	9.6	563,086	13.7	513,798	14.9	400,392	13.5
Home equity and improvement	121,352	2.5	115,439	2.7	108,753	2.6	83,966	2.4	66,275	2.2
Other	1,677	—	1,916	—	1,148	—	926	—	987	0.1
Total consumer loans	432,230	8.9	535,949	12.3	672,987	16.3	598,690	17.3	467,654	15.8

Other commercial loans	322,119	6.7	353,553	8.1	348,955	8.5	357,581	10.4	354,012	12.0

Total other loans	754,349	15.6	889,502	20.4	1,021,942	24.8	956,271	27.7	821,666	27.8

Total loans	4,827,250	100.0%	4,361,497	100.0%	4,120,834	100.0%	3,450,331	100.0%	2,960,175	100.0%

Less:
Loans in process	958,436		793,664		585,305		418,702		323,572
Deferred fees and discounts	7,400		6,500		4,869		3,528		3,276
Allowance for loan losses	37,988		36,033		36,775		36,646		36,300

Total legacy loans receivable, net	$3,823,426		$3,525,300		$3,493,885		$2,991,455		$2,597,027

(1) Includes loans held for sale.
(2) Total commercial real estate loans included industrial revenue bonds of $13.9 million, $21.7 million, $24.7 million, $37.4 million and $41.1 million at December 31, 2018, 2017, 2016, 2015 and 2014.

Loans Acquired and Accounted for Under ASC 310-30 Portfolio Composition:

	December 31,
	2018		2017		2016		2015		2014
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars In Thousands)
Real Estate Loans:
Residential
One- to four- family	$102,153	55.4%	$132,432	57.1%	$169,541	54.7%	$213,317	52.3%	$256,099	47.7%
Other residential	13,396	7.3	15,501	6.7	30,605	9.9	38,487	9.4	53,914	10.0
Commercial(1)	34,853	18.9	41,218	17.8	56,548	18.2	79,461	19.5	119,279	22.2
Construction	5,588	3.0	5,509	2.4	4,508	1.5	11,087	2.7	20,324	3.8

Total real estate loans	155,990	84.6	194,660	84.0	261,202	84.3	342,352	83.9	449,616	83.7

Other Loans:
Consumer loans:
Student loans	—	—	—	—	—	—	481	0.1	543	0.1
Home equity and improvement	21,490	11.7	27,778	12.0	35,688	11.5	43,507	10.7	52,436	9.8
Other	2,110	1.1	3,367	1.4	4,739	1.5	6,578	1.6	9,308	1.7

Total consumer loans	23,600	12.8	31,145	13.4	40,427	13.0	50,566	12.4	62,287	11.6

Other commercial loans	4,861	2.6	6,016	2.6	8,448	2.7	15,331	3.7	25,160	4.7

Total other loans	28,461	15.4	37,161	16.0	48,875	15.7	65,897	16.1	87,447	16.3

Total loans(2)	184,451	100.0%	231,821	100.0%	310,077	100.0%	408,249	100.0%	537,063	100.0%

Less:
Loans in process	5		5		8		17		631
Allowance for loan losses	421		459		625		1,503		2,135
Fair value discounts	16,800		22,152		26,918		45,387		77,897

Total loans receivable, net	$167,225		$209,205		$282,526		$361,342		$456,400
(1)
Total commercial real estate loans included industrial revenue bonds of $1.4 million, $2.2 million, $2.5 million, $3.2 million and $3.7 million at December 31, 2018, 2017, 2016, 2015, and 2014, respectively.

(2)	At December 31, 2018 and 2017, none of these acquired loans were covered by an FDIC loss sharing agreement.

Through December 31, 2018, gross loan balances (due from borrowers) related to TeamBank were reduced approximately $425.6 million since the transaction date because of $293.0 million of principal repayments, $61.7 million of transfers to foreclosed assets and $70.9 million of charge-downs to customer loan balances.  Gross loan balances (due from borrowers) related to Vantus Bank were reduced approximately $317.5 million since the transaction date because of $271.9 million of principal repayments, $16.7 million of transfers to foreclosed assets and $28.9 million of charge-downs to customer loan balances.  Gross loan balances (due from borrowers) related to Sun Security Bank were reduced approximately $213.3 million since the transaction date because of $153.9 million of principal repayments, $28.6 million of transfers to foreclosed assets and $30.8 million of charge-offs to customer loan balances.  Gross loan balances (due from borrowers) related to InterBank were reduced approximately $308.2 million since the transaction date because of $265.8 million of principal repayments, $20.0 million of transfers to foreclosed assets and $22.4 million of charge-offs to customer loan balances.  Gross loan balances (due from borrowers) related to Valley Bank were reduced approximately $139.7 million since the transaction date because of $127.7 million of principal repayments, $4.0 million of transfers to foreclosed assets and $8.0 million of charge-offs to customer loan balances.  Based upon the collectability analyses performed at the time of the acquisitions, we expected certain levels of foreclosures and charge-offs, and actual results through December 31, 2018, related to the FDIC-assisted acquired portfolios, have been better than our expectations.  As a result, cash flows expected to be received from the acquired loan pools have increased, resulting in adjustments that were made to the related accretable yield which are discussed in Note 4 of the accompanying audited financial statements, included in Item 8 of this Report.

The following tables show the fixed- and adjustable-rate composition of the Bank's loan portfolio at the dates indicated. Amounts shown for TeamBank, Vantus Bank, Sun Security Bank, InterBank and Valley Bank represent unpaid principal balances, before fair value discounts.  The tables are based on information prepared in accordance with generally accepted accounting principles.

Legacy Great Southern Loan Portfolio Composition by Fixed- and Adjustable-Rates:

	December 31,
	2018		2017		2016		2015		2014
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars In Thousands)
Fixed-Rate Loans:
Real Estate Loans
One- to four- family	$152,778	3.2%	$148,790	3.4%	$168,813	4.1%	$110,738	3.2%	$102,780	3.5%
Other residential	387,744	8.0	279,593	6.4	304,387	7.4	257,854	7.5	273,701	9.2
Commercial	686,832	14.2	603,183	13.8	589,354	14.3	522,924	15.2	453,153	15.3
Residential construction:
One- to four- family	6,908	0.1	7,998	0.2	10,950	0.3	16,483	0.5	17,753	0.6
Other residential	19,165	0.4	6,636	0.2	26,487	0.6	21,548	0.6	9,950	0.3
Commercial construction	922,418	19.2	717,350	16.4	530,375	12.9	376,661	10.9	285,623	9.7

Total real estate loans	2,175,845	45.1	1,763,550	40.4	1,630,366	39.6	1,306,208	37.9	1,142,960	38.6
Consumer	301,627	6.2	411,068	9.4	553,800	13.4	506,574	14.7	396,412	13.4
Other commercial	186,030	3.9	203,388	4.7	194,431	4.7	195,602	5.6	197,635	6.7
Total fixed-rate loans	2,663,502	55.2	2,378,006	54.5	2,378,597	57.7	2,008,384	58.2	1,737,007	58.7

Adjustable-Rate Loans:
Real Estate Loans
One- to four- family	248,176	5.1	169,396	3.9	184,896	4.5	161,673	4.7	142,400	4.8
Other residential	397,150	8.3	466,052	10.7	358,991	8.7	161,696	4.7	118,714	4.0
Commercial	698,543	14.5	653,803	15.0	622,290	15.1	557,912	16.2	533,783	18.0
Residential construction:
One- to four- family	19,775	0.4	15,268	0.4	15,814	0.4	19,947	0.5	31,878	1.1
Other residential	357,410	7.4	202,247	4.6	175,715	4.3	112,170	3.3	49,714	1.7
Commercial construction	176,002	3.6	201,679	4.6	110,820	2.7	174,454	5.0	119,060	4.0

Total real estate loans	1,897,056	39.3	1,708,445	39.2	1,468,526	35.7	1,187,852	34.4	995,549	33.6
Consumer	130,603	2.7	124,881	2.9	119,187	2.9	92,116	2.7	71,242	2.4
Other commercial	136,089	2.8	150,165	3.4	154,524	3.7	161,979	4.7	156,377	5.3
Total adjustable-rate loans	2,163,748	44.8	1,983,491	45.5	1,742,237	42.3	1,441,947	41.8	1,223,168	41.3

Total Loans	4,827,250	100.0%	4,361,497	100.0%	4,120,834	100.0%	3,450,331	100.0%	2,960,175	100.0%
Less:
Loans in process	958,436		793,664		585,305		418,702		323,572
Deferred fees and discounts	7,400		6,500		4,869		3,528		3,276
Allowance for loan losses	37,988		36,033		36,775		36,646		36,300

Total legacy loans receivable, net	$3,823,426		$3,525,300		$3,493,885		$2,991,455		$2,597,027

Loans Acquired and Accounted for Under ASC 310-30 Composition by Fixed- and Adjustable-Rates:

	December 31,
	2018		2017		2016		2015		2014
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars In Thousands)
Fixed-Rate Loans:
Real Estate Loans
One- to four- family	$41,460	22.5%	$54,302	23.4%	$72,738	23.5%	$99,456	24.4%	$128,669	24.0%
Other residential	12,572	6.8	13,129	5.7	25,593	8.2	25,551	6.3	24,250	4.5
Commercial	27,194	14.7	25,973	11.2	29,043	9.4	32,255	7.9	54,055	10.1
Construction	4,598	2.5	4,297	1.9	2,176	0.7	5,858	1.4	12,768	2.4

Total real estate loans	85,824	46.5	97,701	42.2	129,550	41.8	163,120	40.0	219,742	41.0
Consumer	2,447	1.3	3,712	1.6	5,111	1.6	7,561	1.8	10,794	2.0
Other commercial	3,354	1.9	3,819	1.6	4,917	1.6	6,999	1.7	12,096	2.3
Total fixed-rate loans	91,625	49.7	105,232	45.4	139,578	45.0	177,680	43.5	242,632	45.3

Adjustable-Rate Loans:
Real Estate Loans
One- to four- family	60,693	32.9	78,130	33.7	96,803	31.2	113,861	27.9	127,430	23.7
Other residential	824	0.4	2,372	1.0	5,012	1.6	12,936	3.2	29,664	5.5
Commercial	7,659	4.2	15,245	6.6	27,505	8.9	47,206	11.6	65,224	12.1
Construction	990	0.5	1,212	0.5	2,332	0.8	5,229	1.3	7,556	1.4

Total real estate loans	70,166	38.0	96,959	41.8	131,652	42.5	179,232	44.0	229,874	42.7
Consumer	21,153	11.5	27,433	11.8	35,316	11.4	43,005	10.5	51,493	9.6
Other commercial	1,507	0.8	2,197	1.0	3,531	1.1	8,332	2.0	13,064	2.4
Total adjustable-rate loans	92,826	50.3	126,589	54.6	170,499	55.0	230,569	56.5	294,431	54.7

Total Loans	184,451	100.0%	231,821	100.0%	310,077	100.0%	408,249	100.0%	537,063	100.0%
Less:
Loans in process	5		5		8		17		631
Allowance for loan losses	421		459		625		1,503		2,135
Fair value discounts	16,800		22,152		26,918		45,387		77,897

Total loans receivable, net	$167,225		$209,205		$282,526		$361,342		$456,400

The following tables present the contractual maturities of loans at December 31, 2018. Amounts shown for acquired loans represent unpaid principal balances, before fair value discounts.  The tables are based on information prepared in accordance with generally accepted accounting principles.

Legacy Great Southern Loan Portfolio Composition by Contractual Maturities:

	Less Than One Year	One to Five Years	After Five Years	Total
	(In Thousands)
Real Estate Loans:
Residential
One- to four- family	$29,228	$72,287	$299,439	$400,954
Other residential	182,147	542,451	60,296	784,894
Commercial	296,796	939,802	148,777	1,385,375
Residential construction:
One- to four- family	16,709	6,742	3,232	26,683
Other residential	57,438	315,603	3,534	376,575
Commercial construction	895,660	175,262	27,498	1,098,420
Total real estate loans	1,477,978	2,052,147	542,776	4,072,901
Other Loans:
Consumer loans:
Automobile and other	29,133	225,344	56,401	310,878
Home equity and improvement	8,475	29,750	83,127	121,352
Total consumer loans	37,608	255,094	139,528	432,230
Other commercial loans	132,087	119,787	70,245	322,119
Total other loans	169,695	374,881	209,773	754,349
Total loans	$1,647,673	$2,427,028	$752,549	$4,827,250

As of December 31, 2018, loans due after December 31, 2019 with fixed interest rates totaled $1.5 billion and loans due after December 31, 2019 with adjustable rates totaled $1.7 billion.

Loans Acquired and Accounted for Under ASC 310-30 Portfolio Composition by Contractual Maturities:

	Less Than One Year	One to Five Years	After Five Years	Total
	(In Thousands)
Real Estate Loans:
Residential
One- to four- family	$7,260	$26,323	$68,570	$102,153
Other residential	4,814	7,274	1,308	13,396
Commercial	13,784	16,685	4,384	34,853
Construction	935	4,247	406	5,588
Total real estate loans	26,793	54,529	74,668	155,990
Other Loans:
Consumer loans:
Home equity and improvement	4,825	13,850	2,815	21,490
Automobile and other	150	487	1,473	2,110
Total consumer loans	4,975	14,337	4,288	23,600
Other commercial loans	1,507	3,258	96	4,861
Total other loans	6,482	17,595	4,384	28,461
Total loans	$33,275	$72,124	$79,052	$184,451

As of December 31, 2018, loans due after December 31, 2019 with fixed interest rates totaled $65.6 million and loans due after December 31, 2019 with adjustable rates totaled $85.6 million.

At December 31, 2018, $118.5 million, or 2.9%, of total loans were secured by junior lien mortgages and $7.4 million, or 2.0% of residential real estate loans, were interest only residential real estate loans.  At December 31, 2017, $126.7 million, or 3.3%, of total loans were secured by junior lien mortgages and $4.5 million, or 1.4% of residential real estate loans, were interest only residential real estate loans.  While high loan-to-value ratio mortgage loans are occasionally originated and held, they are typically either considered low risk based on analyses performed or are required to have private mortgage insurance.  The Company does not originate or hold option ARM loans or significant amounts of loans with initial teaser rates or subprime loans in its residential real estate portfolio.

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

In response to the economic recession that began in 2008, the composition of the Bank’s loan portfolio has changed over the past several years; speculative construction and land development loan types have been limited, commercial real estate loan types have been stabilized and diversified and emphasis has been placed on increasing our multi-family, commercial business and, prior to 2017, consumer loan portfolios.

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

Residential Real Estate Lending

At December 31, 2018 and 2017, loans secured by residential real estate, excluding that which is under construction and excluding all FDIC-assisted acquired loans, totaled $1.2 billion and $1.1 billion, respectively, and represented approximately 23.7% and 23.3%, respectively, of the Bank's total loan portfolio.  At December 31, 2018 and 2017, FDIC-assisted acquired loans (net of fair value discounts) secured by residential real estate totaled $106 million and $134 million, respectively, and represented approximately 2.1% and 2.9%, respectively, of the Bank’s total loan portfolio.  The Bank's legacy residential real estate loan portfolio increased during 2018, due to organic loan growth in both single-family and multi-family loans.  Since 2010, other residential real estate (multi-family) loan balances continued to increase as the Bank has emphasized this type of loan.  The Bank's legacy multi-family residential real estate loan portfolio grew by about 5% and 12% in 2018 and 2017, respectively.  In 2016, the Bank completed a non-FDIC-assisted acquisition of a portfolio of one- to four-family residential loans as part of the acquisition of branches and deposits in St. Louis, Mo. from Fifth Third Bank.

The Bank currently is originating one- to four-family adjustable-rate residential mortgage loans primarily with one-year adjustment periods or with rates that are fixed for the first few years of the loan and then adjust annually. Rate adjustments on loans originated prior to July 2001 are based upon changes in prevailing rates for one-year U.S. Treasury securities. Rate adjustments on loans originated since July 2001 are based upon changes in the average of interbank offered rates for twelve month U.S. Dollar-denominated deposits in the London Market (LIBOR) or changes in prevailing rates for one-year U.S. Treasury securities. Rate adjustments are generally limited to 2% maximum annually as well as a maximum aggregate adjustment over the life of the loan. Accordingly, the interest rates on these loans typically may not be as rate sensitive as is the Bank's cost of funds. Generally, the Bank's adjustable-rate mortgage loans are not convertible into fixed-rate loans, do not permit negative amortization of principal and carry no prepayment penalty. The Bank also currently is originating other residential (multi-family) mortgage loans with interest rates that are generally either adjustable with changes to the prime rate of interest or fixed for short periods of time (three to seven years).

The Bank's portfolio of adjustable-rate mortgage loans also includes a number of loans with different adjustment periods, without limitations on periodic rate increases and rate increases over the life of the loans, or which are tied to other short-term market indices. These loans were originated prior to the industry standardization of adjustable-rate loans. Since the adjustable-rate mortgage loans currently held in the Bank's portfolio have not been subject to an interest rate environment which causes them to adjust to the maximum, these loans entail unquantifiable risks resulting from potential increased payment obligations on the borrower as a result of upward repricing. The indices used by Great Southern for these types of loans have increased, but not significantly, in the past three years.  Compared to fixed-rate mortgage loans, these loans are subject to increased risk of delinquency or default if a higher, fully-indexed rate of interest subsequently comes into effect in replacement of a lower rate currently in effect.  From 2008 through 2012, as a result of the significant recession in the economy, including residential real estate, the Bank experienced a significant increase in delinquencies in adjustable-rate mortgage loans. In 2013 through 2018, these delinquencies trended lower.

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

Commercial Real Estate and Construction Lending

Commercial real estate lending has been a significant part of Great Southern's business activities since the mid-1980s.  Great Southern does commercial real estate lending in order to increase the potential yield on, and the proportion of interest rate sensitive loans in, its portfolio.  At December 31, 2008, commercial real estate loans and commercial construction loans each made up about one fourth of the total loan portfolio.  The economic recession that began in 2008 resulted in reduced activity in the market caused by the downturn in the economy and reduced real estate values. In response, Great Southern began limiting residential and commercial land development lending to reduce the risk in the portfolio and began originating an increased amount of commercial real estate loans.  Since December 31, 2008, the commercial land development construction loan portfolio has decreased from 32% of the loan portfolio to 17% of the loan portfolio at December 31, 2018, while, overall, commercial real estate loans have trended upward.  The increase in commercial real estate loans in 2015-2018 reflects some economic improvement with increased investor activity in sales, purchases and refinancing of these types of properties.  Both commercial real estate occupancy and rental rates show improvement in the Bank’s market areas.  Excluding FDIC-assisted acquired loans, over the last three years, commercial real estate loans made up approximately 27-28% of the total loan portfolio while commercial construction loans were 15-22%.  Great Southern expects to continue to limit lending on land development loans in 2019 with increases in commercial construction and commercial real estate loans anticipated as long as the economy continues to be strong.  See "Government Supervision and Regulation" below.

At December 31, 2018 and 2017, loans secured by commercial real estate, excluding that which is under construction and excluding all FDIC-assisted acquired loans, totaled $1.4 billion and $1.3 billion, respectively, or approximately 27.7% and 27.5%, respectively, of the Bank's total loan portfolio.  At December 31, 2018 and 2017, FDIC-acquired loans (net of fair value discounts) secured by commercial real estate totaled $34 million and $39 million, respectively, and represented approximately 0.7% and 0.9%, respectively, of the Bank’s total loan portfolio.  In addition, at December 31, 2018 and 2017, construction loans, excluding all FDIC-acquired loans, secured by projects under construction and the land on which the projects are located aggregated $1.5 billion and $1.2 billion, respectively, or 30.1% and 25.2%, respectively, of the Bank's total loan portfolio.  At December 31, 2018 and 2017, FDIC-acquired construction loans (net of fair value discounts) totaled $5 million and $5 million, respectively, and represented approximately 0.1% and 0.1%, respectively, of the Bank’s total loan portfolio.  A majority of the Bank's commercial real estate loans have been originated with adjustable rates of interest, most of which are tied to the national prime rate, or fixed rates of interest with short-term maturities. A large majority of the Bank’s commercial real estate loans (both fixed and adjustable) mature in five years or less.  Substantially all of these loans were originated with loan commitments which did not exceed 80% of the appraised value of the properties securing the loans.

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

The Bank's commercial real estate and construction loan portfolios consist of loans with diverse collateral types.  The following table sets forth loans that were secured by certain types of collateral at December 31, 2018, excluding FDIC-assisted acquired loans.  These collateral types represent the five highest percentage concentrations of commercial real estate and construction loan types in the loan portfolio.

Collateral Type	Loan Balance	Percentage of Total Loan Portfolio	Non-Performing Loans at December 31, 2018
	(Dollars In Thousands)

Retail (Varied Projects)	$478,986	12.4%	$ 148
Health Care Facilities	$313,604	8.1%	$ 0
Office Industry	$245,967	6.4%	$ 0
Motels/Hotels	$163,376	4.2%	$ 0
Warehouses	$138,743	3.6%	$ 0

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

Construction loans involve additional risks attributable to the fact that loan funds are advanced upon the value of the project under construction, which is of uncertain value prior to the completion of construction. Moreover, because of the uncertainties inherent in estimating construction costs, delays arising from labor problems, material shortages, and other unpredictable contingencies, it is relatively difficult to evaluate accurately the total loan funds required to complete a project, and the related loan-to-value ratios. See also the discussion under the headings "- Classified Assets" and "- Loan Delinquencies and Defaults" below.

The Company executes interest rate swaps with certain commercial banking customers to facilitate their respective risk management strategies.  The Company began offering this service during 2011.  Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions.  As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  As of December 31, 2018, the Company had 18 interest rate swaps totaling $78.5 million in notional amount with commercial customers, and 18 interest rate swaps with the same notional amount with third parties related to this program. As of December 31, 2017, the Company had 22 interest rate swaps totaling $92.7 million in notional amount with commercial customers, and 22 interest rate swaps with the same notional amount with third parties related to this program.  As part of the Valley Bank FDIC-assisted acquisition, the Company acquired seven loans with related interest rate swaps.  Valley’s swap program differed from the Company’s in that Valley did not have back to back swaps with the customer and a counterparty.  Five of the seven acquired loans with interest rate swaps have paid off.  The notional amount of the two remaining Valley swaps is $774,000 at December 31, 2018.  During the years ended December 31, 2018 and 2017, the Company recognized net gains of $25,000 and $28,000 respectively, in noninterest income related to changes in the fair value of these swaps.

Other Commercial Lending

At December 31, 2018 and 2017, Great Southern had $322 million and $354 million, respectively, in other commercial loans outstanding, excluding all FDIC-acquired loans, or 6.4% and 7.7%, respectively, of the Bank's total loan portfolio. At December 31, 2018 and 2017, FDIC-acquired other commercial loans (net of fair value discounts) totaled $4 million and $5 million, respectively, and represented approximately 0.1% and 0.1%, respectively, of the Bank’s total loan portfolio. Great Southern's other commercial lending activities encompass loans with a variety of purposes and security, including loans to finance accounts receivable, inventory and equipment. Great Southern expects to continue to originate loans in this category subject to market conditions and applicable regulatory restrictions. See "Government Supervision and Regulation" below.

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

As part of its commercial lending activities, Great Southern issues letters of credit and receives fees averaging approximately 1% of the amount of the letter of credit per year. At December 31, 2018, Great Southern had 79 letters of credit outstanding in the aggregate amount of $28.9 million. Approximately 30% of the aggregate amount of these letters of credit was secured, including one $476,000 letter of credit secured by real estate which was issued to enhance the issuance of housing revenue refunding bonds and was current.

Consumer Lending

Consumer loans generally have short terms to maturity, thus reducing Great Southern's exposure to changes in interest rates, and carry higher rates of interest than do residential mortgage loans. In addition, Great Southern believes that the offering of consumer loan products helps to expand and create stronger ties to its existing customer base.

Great Southern offers a variety of secured consumer loans, including automobile loans, boat loans, home equity loans and loans secured by savings deposits. In addition, Great Southern also offers home improvement loans and unsecured consumer loans. Consumer loans, excluding all FDIC-acquired loans, totaled $432 million and $536 million at December 31, 2018 and 2017, respectively, or 8.7% and 11.7%, respectively, of the Bank's total loan portfolio.  At December 31, 2018 and 2017, FDIC-assisted acquired consumer loans (net of fair value discounts) totaled $19 million and $26 million, respectively, and represented approximately 0.4% and 0.6%, respectively, of the Bank’s total loan portfolio.

The underwriting standards employed by the Bank for consumer loans include a determination of the applicant's payment history on other debts and an assessment of ability to meet existing obligations and payments on the proposed loan.  Although creditworthiness of the applicant is of primary consideration, the underwriting process also includes a comparison of the value of the underlying collateral, if any, in relation to the proposed loan amount.

Beginning in 1998, the Bank implemented indirect lending relationships, primarily with automobile dealerships.  Through these dealer relationships, the dealer completes the application with the consumer and then submits it to the Bank for credit approval.  While the Bank’s initial and ongoing concentrated effort was on automobiles, the program has evolved for use from time to time with other tangible products where financing of the product is provided through the seller, including, to a lesser extent, boats and manufactured homes.  At December 31, 2018 and 2017, the Bank had $311 million and $422 million, respectively, of auto, boat, modular home and recreational vehicle loans in its portfolio, including FDIC-acquired loans totaling $2 million and $3 million, respectively.

Indirect consumer loans decreased significantly in 2017 and 2018, primarily due to tightened underwriting guidelines on automobile lending implemented by the Company in the latter part of 2016, and were $235 million and $336 million at December 31, 2018 and 2017, respectively.  The total indirect consumer loan portfolio at December 31, 2018 was comprised of the following types of loans:  $200 million of used auto loans, $28 million of manufactured home loans, $6 million of new auto loans, $2 million of new boat loans, and various other loans including loans for RVs, used boats, ATVs and motorcycles.

In February 2019, the Company determined that it would cease providing indirect lending services to automobile dealerships, effective March 31, 2019. The environment for providing indirect automobile lending services has been difficult over the last several years. In the latter part of 2016, in response to more challenging consumer credit conditions, the Company tightened its underwriting guidelines on automobile lending. Management took this step in an effort to improve credit quality in the portfolio and lower delinquencies and charge-offs. The changes in underwriting guidelines resulted in lower origination volume, and as such, outstanding consumer auto loan balances have decreased significantly since the end of 2016. After a review of the indirect automobile lending model, the decision was made to exit this business line after March 31, 2019. Market and financial forces, including strong rate competition for well-qualified borrowers, have made indirect automobile lending less profitable over the long term. The Company will continue servicing indirect automobile loans made before March 31, 2019, until each loan agreement is satisfied. Direct consumer lending through the Company’s banking center network is expected to continue as normal.

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

Over the years, a number of banks, both locally and regionally, have sought to diversify the risk in their portfolios. In order to take advantage of this situation, Great Southern purchases participations in commercial real estate, commercial construction and other commercial loans. Great Southern subjects these loans to its normal underwriting standards used for originated loans and rejects any credits that do not meet those guidelines. The originating bank retains the servicing of these loans. Excluding all FDIC-acquired loans, the Bank purchased $128.0 million and $133.0 million of these loans in the fiscal years ended December 31, 2018 and 2017, respectively. Of the total $198.8 million of purchased participation loans outstanding at December 31, 2018, the largest aggregate amount outstanding purchased from one institution was $17.8 million.  This total was comprised of two loans, one which was secured by a senior living facility and the other which was secured by office suites and parking garage.  These loans were performing at December 31, 2018. At December 31, 2018 and 2017, loans which were previously covered by loss sharing agreements with the FDIC but are no longer covered included purchased and participation loans of $136,000 and $249,000, respectively.  At December 31, 2018 and 2017, FDIC-acquired loans which were never covered by loss sharing agreements included purchased and participation loans of $14.1 million and $11.2 million, respectively.  These amounts represent the undiscounted balance of these loans.

From time to time, Great Southern also sells non-residential loan participations generally without recourse to private investors, such as other banks, thrift institutions and life insurance companies (participants). The sales transaction is governed by a participation agreement entered into by the originator (Great Southern) and participant containing guidelines as to ownership, control and servicing rights, among others. Great Southern generally retains servicing rights for these participations sold. These participations are sold with a provision for repurchase upon breach of representation, warranty or covenant.

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

The Bank sold one- to four-family whole real estate loans and loan participations in aggregate amounts of $90.6 million, $135.5 million and $153.0 million during fiscal 2018, 2017, and 2016, respectively. The Bank typically sells long-term fixed rate mortgages.  Sales of whole real estate loans and participations in real estate loans can be beneficial to the Bank since these sales generally generate income at the time of sale, produce future servicing income on loans where servicing is retained, provide funds for additional lending and other investments, and increase liquidity.

Gains, losses and transfer fees on sales of loans and loan participations are recognized at the time of the sale. When real estate loans and loan participations sold have an average contractual interest rate that differs from the agreed upon yield to the purchaser (less the agreed upon servicing fee), resulting gains or losses are recognized in an amount equal to the present value of the differential over the estimated remaining life of the loans. Any resulting discount or premium is accreted or amortized over the same estimated life using a method approximating the level yield interest method. When real estate loans and loan participations are sold with servicing released, as the Bank primarily does, an additional fee is received for the servicing rights. Net gains and transfer fees on sales of loans for fiscal 2018, 2017 and 2016 were $1.8 million, $3.2 million and $3.9 million, respectively.  These gains were from the sale of fixed-rate residential loans.

The Bank serviced loans owned by others totaling approximately $260.2 million and $254.0 million at December 31, 2018 and 2017, respectively. Of the total loans serviced at December 31, 2018, $181.5 million related to commercial real estate, commercial business and construction loans, portions of which were sold to other parties.  The remaining $78.7 million of loans serviced for others related to one- to four-family real estate loans which the Bank had originated and sold, but retained the obligation to service, or had acquired the servicing through various FDIC-assisted transactions.  The servicing of these loans generated fees (net of amortization of the servicing rights) to the Bank for the years ended December 31, 2018, 2017 and 2016, of $185,000, $206,000 and $220,000, respectively.

In addition to interest earned on loans and loan origination fees, the Bank receives fees for loan commitments, letters of credit, prepayments, modifications, late payments, transfers of loans due to changes of property ownership and other miscellaneous services. The fees vary from time to time, generally depending on the supply of funds and other competitive conditions in the market. Fees from prepayments, commitments, letters of credit and late payments totaled $1.8 million, $2.4 million and $2.0 million for the years ended December 31, 2018, 2017 and 2016, respectively. Loan origination fees, net of related costs, are accounted for in accordance with FASB ASC 310-20, Receivables – Nonrefundable Fees and Other Costs. Loan fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized in interest income using the level-yield method over the contractual life of the loan. For further discussion of this matter, see Note 1 of the accompanying audited financial statements, included in Item 8 of this Report.

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

Delinquent commercial business loans and loans secured by commercial real estate are initially handled by the loan officer in charge of the loan, who is responsible for contacting the borrower. Senior management also works with the commercial loan officers to see that necessary steps are taken to collect delinquent loans and may reassign the loan relationship to the special assets group. In addition, the Bank has a Problem Loan Committee which meets at least quarterly and reviews all classified assets, as well as other loans which management feels may present possible collection problems. If an acceptable workout of a delinquent commercial loan cannot be agreed upon, the Bank may initiate foreclosure proceedings on any collateral securing the loan. However, in all cases, whether a commercial or other loan, the prevailing circumstances may be such that management may determine it is in the best interest of the Bank not to foreclose on the collateral.

The following tables set forth our loans by aging category:

	December 31, 2018
										Total
	30-59 Days		60-89 Days							Loans
	Past Due		Past Due		Over 90 Days		Total Past Due		Current	Receivable
	#	Amount	#	Amount	#	Amount	#	Amount	Amount	Amount
	(Dollars In Thousands)
One- to four-family residential construction	—	$—	—	$—	—	$—	—	$—	$26,177	$26,177
Subdivision construction	—	—	—	—	—	—	—	—	13,844	13,844
Land development	1	13	—	—	3	49	4	62	44,430	44,492
Commercial construction	—	—	—	—	—	—	—	—	1,417,166	1,417,166
Owner occupied one- to four- family residential	19	1,431	12	806	16	1,206	47	3,443	273,423	276,866
Non-owner occupied one- to four-family residential	6	1,142	1	144	12	1,458	19	2,744	119,694	122,438
Commercial real estate	6	3,940	1	53	7	334	14	4,327	1,367,108	1,371,435
Other residential	—	—	—	—	—	—	—	—	784,894	784,894
Commercial business	4	72	2	54	7	1,437	13	1,563	320,555	322,118
Industrial revenue bonds	1	3	—	—	—	—	1	3	13,937	13,940
Consumer auto	282	2,596	76	722	150	1,490	508	4,808	248,720	253,528
Consumer other	45	691	23	181	19	240	87	1,112	56,238	57,350
Home equity lines of credit	11	229	—	—	7	86	18	315	121,037	121,352
Loans acquired and accounted for under ASC 310-30,
net of discounts	33	2,195	10	1,416	79	6,827	122	10,438	157,213	167,651
	408	12,312	125	3,376	300	13,127	833	28,815	4,964,436	4,993,251
Less loans acquired and accounted for under ASC 310-30,
net of discounts	33	2,195	10	1,416	79	6,827	122	10,438	157,213	167,651

Total	375	$10,117	115	$1,960	221	$6,300	711	$18,377	$4,807,223	$4,825,600

	December 31, 2017
										Total
	30-59 Days		60-89 Days							Loans
	Past Due		Past Due		Over 90 Days		Total Past Due		Current	Receivable
	#	Amount	#	Amount	#	Amount	#	Amount	Amount	Amount
	(Dollars In Thousands)
One- to four-family residential construction	1	$250	—	$—	—	$—	1	$250	$20,543	$20,793
Subdivision construction	—	—	—	—	1	98	1	98	17,964	18,062
Land development	3	54	1	37	—	—	4	91	43,880	43,971
Commercial construction	—	—	—	—	—	—	—	—	1,068,352	1,068,352
Owner occupied one- to four-family residential	22	1,927	1	71	14	904	37	2,902	187,613	190,515
Non-owner occupied one- to four-family residential	6	947	1	190	14	1,816	21	2,953	116,515	119,468
Commercial real estate	9	8,346	2	993	8	1,226	19	10,565	1,224,764	1,235,329
Other residential	2	540	1	353	1	1,877	4	2,770	742,875	745,645
Commercial business	12	2,623	4	1,282	7	2,063	23	5,968	347,383	353,351
Industrial revenue bonds	—	—	—	—	—	—	—	—	21,859	21,859
Consumer auto	437	5,196	107	1,230	215	2,284	759	8,710	348,432	357,142
Consumer other	41	464	16	64	26	557	83	1,085	62,283	63,368
Home equity lines of credit	6	58	—	—	14	430	20	488	114,951	115,439
Loans acquired and accounted for under ASC 310-30,
net of discounts	59	4,449	18	1,951	96	10,675	173	17,075	192,594	209,669
	598	24,854	151	6,171	396	21,930	1,145	52,955	4,510,008	4,562,963
Less loans acquired and accounted for under ASC 310-30,
net of discounts	59	4,449	18	1,951	96	10,675	173	17,075	192,594	209,669

Total	539	$20,405	133	$4,220	300	$11,255	972	$35,880	$4,317,414	$4,353,294

Classified Assets

Federal regulations provide for the classification of loans and other assets such as debt and equity securities considered to be of lesser quality as "substandard," "doubtful" or "loss" assets. The regulations require insured institutions to classify their own assets and to establish prudent specific allocations for losses from assets classified "substandard" or "doubtful." “Substandard” assets include those characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.  Assets classified as “doubtful,” have all the weaknesses inherent in those classified as “substandard” with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.  For the portion of assets classified as "loss," an institution is required to either establish specific allowances of 100% of the amount classified or charge such amount off its books. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess a potential weakness (referred to as “special mention” assets), are required to be listed on the Bank's watch list and monitored for further deterioration. In addition, a bank's regulators may require the establishment of a general allowance for losses based on the general quality of the asset portfolio of the bank. Following are the total classified assets at December 31, 2018 and 2017, per the Bank's internal asset classification list, excluding assets acquired through FDIC-assisted transactions. The allowances for loan losses reflected below are the portions of the Bank’s total allowances for loan losses relating to these classified loans.  There were no significant off-balance sheet items classified at December 31, 2018 and 2017.

	December 31, 2018
Asset Category	Special Mention	Substandard	Doubtful	Loss	Total Classified	Allowance for Losses
	(In Thousands)

Investment securities	$—	$—	$—	$—	$—	$—
Loans	—	9,603	—	—	9,603	2,041
Foreclosed assets and repossessions	—	5,480	—	—	5,480	—
Total	$—	$15,083	$—	$—	$15,083	$2,041

	December 31, 2017
Asset Category	Special Mention	Substandard	Doubtful	Loss	Total Classified	Allowance for Losses
	(In Thousands)

Investment securities	$—	$—	$—	$—	$—	$—
Loans	—	18,633	500	—	19,133	3,951
Foreclosed assets and repossessions	—	16,575	—	—	16,575	—
Total	$—	$35,208	$500	$—	$35,708	$3,951
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

Former TeamBank, Vantus Bank, Sun Security Bank and InterBank non-performing assets, including foreclosed assets, are not included in the totals of non-performing assets below as they were subject to loss sharing agreements with the FDIC, which substantially covered principal losses that may have been incurred in these portfolios for the applicable terms under the agreements.  In addition, these assets were initially recorded at their fair value estimated fair values as of their acquisition dates.  Former Valley Bank loans are also excluded from the totals of non-performing assets below, although they were not covered by a loss sharing agreement.  As in the previous FDIC-assisted acquisitions, former Valley Bank loans are accounted for in pools and were recorded at their fair value at the time of the acquisition as of June 20, 2014; therefore, these loan pools are analyzed rather than the individual loans.  The overall performance of the FDIC-covered acquired loan pools has been better than original expectations as of the acquisition dates.  At December 31, 2018, there were no material non-performing assets in these acquired loan portfolios.

	December 31,
	2018		2017		2016		2015		2014
	(In Thousands)

Non-accruing loans:
One- to four-family residential	$2,664		$2,662		$1,529		$1,060		$1,155
One- to four-family construction	49		98		109		—		—
Other residential	—		1,877	(1)	162		—		—
Commercial real estate	334		1,226		4,404	(2)	13,488	(3)	4,512	(4)
Other commercial	1,437	(5)	2,063	(6)	3,088	(7)	288		411
Commercial construction and land development	—		—		1,718		139		255
Consumer	1,816		3,233		3,071		1,594		1,038

Total gross non-accruing loans	6,300		11,159		14,081		16,569		7,371

Loans over 90 days delinquent still accruing interest:
One- to four-family residential	—		58		—		—		170
Commercial real estate	—		—		—		—		187
Other commercial	—		—		—		—		—
Commercial construction and land development	—		—		—		—		—
Consumer	—		38		—		—		419
Total loans over 90 days delinquent still accruing interest	—		96		—		—		776

Other impaired loans	—		—		—		—		—

Total gross non-performing loans	6,300		11,255		14,081		16,569		8,147

Foreclosed assets:
One- to four-family residential	269		112		1,217		1,375		3,353
One- to four-family construction	—		—		—		—		223
Other residential	—		140		954		2,150		2,625
Commercial real estate	—		1,694		3,841		3,608		1,632
Commercial construction and land development	4,283		12,642		17,246		19,149		27,025
Other commercial	—		—		—		—		59

Total foreclosed assets	4,552		14,588		23,258		26,282		34,917

Repossessions	928		1,987		1,991		1,109		624

Total gross non-performing assets	$11,780		$27,830		$39,330		$43,960		$43,688
Total gross non-performing assets as a percentage of average total assets		0.26%	0.62%		0.90%		1.08%		1.14%
________________________
(1)	One relationship was $1.9 million, the entire total of this category, at December 31, 2017.
(2)	The largest two relationships in this category were $1.7 million and $1.7 million, respectively, at December 31, 2016.
(3)	The largest two relationships in this category were $6.5 million and $3.7 million, respectively, at December 31, 2015.
(4)	The largest two relationships in this category were $2.0 million and $1.9 million, respectively, at December 31, 2014.
(5)	One relationship was $1.1 million of this total at December 31, 2018.
(6)	One relationship was $1.5 million of this total at December 31, 2017.
(7)	One relationship was $3.0 million of this total at December 31, 2016.

See Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-performing Assets” for further information.

Gross impaired loans totaled $13.9 million at December 31, 2018 and $25.3 million at December 31, 2017. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due.  See Note 3 “Loans” of the accompanying audited financial statements included in Item 8 for additional information including further detail of non-accruing loans and impaired loans and details of troubled debt restructurings.  See also Note 15 “Disclosures About Fair Value of Financial Instruments” of the accompanying audited financial statements included in Item 8 for additional information.

For the year ended December 31, 2018, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $1.0 million. No interest income was included on these loans for the year ended December 31, 2018. For the year ended December 31, 2017, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $1.2 million. No interest income was included on these loans for the year ended December 31, 2017. For the year ended December 31, 2016, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $1.5 million. No interest income was included on these loans for the year ended December 31, 2016.

Restructured Troubled Debt

Included in impaired loans at December 31, 2018 and 2017, were loans modified in troubled debt restructurings as follows:

	December 31, 2018
	Restructured	Accruing	Restructured Troubled
	Troubled Debt	Interest	Debt Nonaccruing
	(In Thousands)

Commercial real estate	$1,344	$1,238	$106
One- to four-family residential	3,892	2,299	1,593
Other residential	—	—	—
Construction	283	283	—
Commercial	548	407	141
Consumer	803	428	375
	$6,870	$4,655	$2,215

	December 31, 2017
	Restructured	Accruing	Restructured Troubled
	Troubled Debt	Interest	Debt Nonaccruing
	(In Thousands)

Commercial real estate	$7,085	$7,085	$—
One- to four-family residential	3,265	2,602	663
Other residential	2,907	1,030	1,877
Construction	266	266	—
Commercial	867	867	—
Consumer	617	410	207
	$15,007	$12,260	$2,747

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

At December 31, 2018 and 2017, Great Southern had an allowance for losses on loans of $38.4 million and $36.5 million, respectively, of which $2.0 million and $4.0 million, respectively, had been allocated to specific loans.  All loans with specific allowances were considered to be impaired loans. The allowance and the activity within the allowance during 2018, 2017 and 2016 are discussed further in Note 3 “Loans and Allowance for Loan Losses” of the accompanying audited financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 8 and Item 7 of this Report, respectively.

The allocation of the allowance for losses on loans at the dates indicated is summarized as follows.

	December 31,
	2018		2017		2016		2015		2014
	Amount	% of Loans to Total Loans (2)	Amount	% of Loans to Total Loans (2)	Amount	% of Loans to Total Loans (2)	Amount	% of Loans to Total Loans (2)	Amount	% of Loans to Total Loans (2)
	(Dollars In Thousands)
One- to four-family residential and construction	$3,086	9.1%	$2,077	8.0%	$2,198	9.2%	$4,195	9.4%	$3,361	10.2%
Other residential and construction	4,681	16.3	2,813	17.1	5,396	16.1	3,122	12.2	2,923	13.3
Commercial real estate	19,571	28.4	18,442	28.4	15,716	28.9	14,444	30.3	18,422	32.1
Commercial construction	3,029	30.3	1,690	25.6	2,244	20.3	2,961	19.2	3,412	15.1
Other commercial	1,556	7.0	3,509	8.6	2,976	9.1	3,977	11.5	3,628	13.4
Consumer and overdrafts	6,065	8.9	7,501	12.3	8,245	16.4	7,947	17.4	4,553	15.9
Loans covered by loss sharing agreements (1)	—	—	—	—	70	—	344	—	941	—
Acquired loans not covered by loss sharing agreements	421	—	460	—	555	—	1,159	—	1,195	—
Total	$38,409	100.0%	$36,492	100.0%	$37,400	100.0%	$38,149	100.0%	$38,435	100.0%
______________
(1) Associated with these allowances at December 31, 2018, 2017, 2016, 2015 and 2014, were receivables from the FDIC totaling $-0-, $-0-, $56,000, $275,000, and $753,000, respectively, under the loss sharing agreements which were in place at the time.
(2) Excludes loans acquired through FDIC-assisted transactions.

The following table sets forth an analysis of activity in the Bank's allowance for losses on loans showing the details of the activity by types of loans.

	December 31,
	2018	2017	2016	2015	2014
	(Dollars In Thousands)

Balance at beginning of period	$36,492	$37,400	$38,149	$38,435	$40,116
Charge-offs:
One- to four-family residential	62	165	229	80	2,251
Other residential	525	488	16	2	1
Commercial real estate	102	1,656	5,653	2,584	2,160
Construction	87	420	31	329	126
Other commercial	1,155	1,489	589	1,202	3,286
Consumer, overdrafts and other loans	9,425	11,859	8,751	5,315	4,005

Total charge-offs	11,356	16,077	15,269	9,512	11,829

Recoveries:
One- to four-family residential	334	109	58	97	496
Other residential	417	197	52	58	37
Commercial real estate	172	123	1,221	302	3,139
Construction	394	546	123	405	181
Other commercial	755	580	327	276	105
Consumer, overdrafts and other loans	4,051	4,514	3,458	2,569	2,039

Total recoveries	6,123	6,069	5,239	3,707	5,997

Net charge-offs	5,233	10,008	10,030	5,805	5,832
Provision for losses on loans	7,150	9,100	9,281	5,519	4,151

Balance at end of period	$38,409	$36,492	$37,400	$38,149	$38,435
Ratio of net charge-offs to average loans outstanding	0.13%	0.26%	0.29%	0.20%	0.24%

Investment Activities

Excluding securities issued by the United States Government, or its agencies, there were no investment securities in excess of 10% of the Company’s stockholders’ equity at December 31, 2018, 2017 and 2016, respectively.  Agencies, for this purpose, primarily include Freddie Mac, Fannie Mae, Ginnie Mae and FHLBank.

As of December 31, 2018 and 2017, the Bank held approximately $-0- and $130,000, respectively, in principal amount of investment securities which the Bank intends to hold until maturity.  As of such dates, these securities had fair values of approximately $-0- and $131,000, respectively. In addition, as of December 31, 2018 and 2017, the Company held approximately $244.0 million and $179.2 million, respectively, in principal amount of investment securities which the Company classified as available-for-sale. See Notes 1 and 2 of the accompanying audited financial statements included in Item 8 of this Report.

The amortized cost and fair values of, and gross unrealized gains and losses on, investment securities at the dates indicated are summarized as follows.

	December 31, 2018
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)

AVAILABLE-FOR-SALE SECURITIES:
Agency mortgage-backed securities	$154,557	$1,272	$2,571	$153,258
Agency collateralized mortgage obligations	39,024	250	14	39,260
States and political subdivisions	50,022	1,428	—	51,450
	$243,603	$2,950	$2,585	$243,968

	December 31, 2017
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)

AVAILABLE-FOR-SALE SECURITIES:
Agency mortgage-backed securities	$123,300	$871	$1,638	$122,533
States and political subdivisions	53,930	2,716	—	56,646
	$177,230	$3,587	$1,638	$179,179

HELD-TO-MATURITY SECURITIES
States and political subdivisions	$130	$1	$—	$131

	December 31, 2016
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)

AVAILABLE-FOR-SALE SECURITIES:
Agency mortgage-backed securities	$146,491	$1,045	$1,501	$146,035
States and political subdivisions	64,682	3,163	8	67,837
	$211,173	$4,208	$1,509	$213,872

HELD-TO-MATURITY SECURITIES
States and political subdivisions	$247	$11	$—	$258

At December 31, 2018, the Company’s mortgage-backed securities portfolio consisted of FHLMC securities totaling $37.2 million, FNMA securities totaling $92.1 million and GNMA securities totaling $23.9 million.  At December 31, 2018, agency collateralized mortgage obligations consisted of GNMA securities totaling $39.3 million, all of which are commercial multi-family fixed rate securities. At December 31, 2018, $108.5 million of the Company’s agency mortgage-backed securities had fixed rates of interest and $84.0 million had variable rates of interest.  Of the total FNMA securities at December 31, 2018, $56.3 million are commercial multi-family fixed rate securities.

The following tables present the contractual maturities and weighted average tax-equivalent yields of available-for-sale securities at December 31, 2018.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Cost	Tax-Equivalent Amortized Yield	Fair Value
	(Dollars In Thousands)
After one through five years	$849	5.68%	$919
After five through ten years	9,959	4.30%	10,139
After ten years	39,214	4.92%	40,392
Securities not due on a single maturity date	193,581	2.90%	192,518

Total	$243,603	3.29%	$243,968

	One Year or Less	After One Through Five Years	After Five Through Ten Years	After Ten Years	Securities Not Due on a Single Maturity Date	Total
	(In Thousands)

Agency mortgage-backed securities	$—	$—	$—	$—	$153,258	$153,258
Agency collateralized mortgage obligations	—	—	—	—	39,260	39,260
States and political subdivisions	—	919	10,139	40,392	—	51,450

Total	$—	$919	$10,139	$40,392	$192,518	$243,968

The following table shows our investments' gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2018, 2017 and 2016, respectively:

	2018
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)

Agency mortgage-backed securities	$11,255	$(82)	$74,186	$(2,489)	$85,441	$(2,571)
Agency collateralized mortgage obligations	9,725	(14)	—	—	9,725	(14)
States and political
subdivisions	511	—	—	—	511	—
	$21,491	$(96)	$74,186	$(2,489)	$95,677	$(2,585)

	2017
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)

Agency mortgage-backed securities	$33,862	$(384)	$55,845	$(1,254)	$89,707	$(1,638)
States and political
subdivisions	—	—	—	—	—	—
	$33,862	$(384)	$55,845	$(1,254)	$89,707	$(1,638)

	2016
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)

Agency mortgage-backed securities	$102,296	$(1,501)	$—	$—	$102,296	$(1,501)
States and political
subdivisions	2,164	(8)	—	—	2,164	(8)
	$104,460	$(1,509)	$—	$—	$104,460	$(1,509)

On at least a quarterly basis, the Company evaluates the securities portfolio to determine if an other-than-temporary impairment (OTTI) needs to be recorded.  For debt securities with fair values below carrying value, when the Company does not intend to sell a debt security, and it is more likely than not the Company will not have to sell the security before recovery of its cost basis, it recognizes the credit component of an OTTI of a debt security in earnings and the remaining portion in other comprehensive income.  For held-to-maturity debt securities, the amount of an OTTI recorded in other comprehensive income for the noncredit portion of a previous OTTI is amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security.  During 2018, 2017 and 2016, no securities were determined to have impairment that had become other than temporary.

The Company’s consolidated statements of income as of December 31, 2018, 2017 and 2016, reflect the full impairment (that is, the difference between the security’s amortized cost basis and fair value) on debt securities that the Company intends to sell or would more likely than not be required to sell before the expected recovery of the amortized cost basis.  For available-for-sale and held-to-maturity debt securities that management has no intent to sell and believes that it more likely than not will not be required to sell prior to recovery, only the credit loss component of the impairment is recognized in earnings, while the noncredit loss is recognized in accumulated other comprehensive income.  The credit loss component recognized in earnings is identified as the amount of principal cash flows not expected to be received over the remaining term of the security as projected based on cash flow projections.

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

Deposits. The Bank attracts both short-term and long-term deposits from the general public by offering a wide variety of accounts and rates and also purchases brokered deposits from time to time. The Bank offers regular savings accounts, checking accounts, various money market accounts, fixed-interest rate certificates with varying maturities, certificates of deposit in minimum amounts of $100,000 ("Jumbo" accounts), brokered certificates and individual retirement accounts.  In 2016, the Bank increased its deposits through internal growth and the assumption of deposits in a branch acquisition. Additionally in 2016, the Bank increased its brokered deposits by $40 million.  In 2017, the Bank increased its interest-bearing demand and savings deposits and non-interest-bearing demand deposits through internal growth.  Additionally in 2017, the Bank decreased its brokered deposits by $64 million and decreased its time deposits in denominations of $100,000 or more by $36 million. In 2018, the Bank increased its deposits primarily through internal growth in time deposits and growth in brokered deposits, partially offset by a decrease in interest-bearing demand and savings deposits.  In 2018, the Bank increased its brokered deposits by $101 million.  The deposit growth and funds from borrowings were used to fund the Bank’s loan growth.  Also in 2018, the Bank sold deposits totaling approximately $56 million.

The following table sets forth the dollar amount of deposits, by interest rate range, in the various types of deposit programs offered by the Bank at the dates indicated.

	December 31,
	2018		2017		2016
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars In Thousands)
Time deposits:
0.00% - 0.99%	$150,656	4.05%	$254,502	7.07%	$695,738	18.92%
1.00% - 1.99%	511,873	13.74	1,006,373	27.98	737,649	20.06
2.00% - 2.99%	857,973	23.03	106,888	2.97	48,777	1.33
3.00% - 3.99%	69,793	1.87	701	0.02	1,119	0.03
4.00% - 4.99%	1,116	0.03	1,108	0.03	1,171	0.03
5.00% and above	—	—	272	0.01	272	0.01

Total time deposits	1,591,411	42.72	1,369,844	38.08	1,484,726	40.38
Non-interest-bearing demand deposits	661,061	17.75	661,589	18.39	653,288	17.76
Interest-bearing demand and savings deposits (0.46%-0.32%-0.26%)	1,472,535	39.53	1,565,711	43.53	1,539,216	41.86

Total Deposits	$3,725,007	100.00%	$3,597,144	100.00%	$3,677,230	100.00%

A table showing maturity information for the Bank's time deposits as of December 31, 2018, is presented in Note 8 of the accompanying audited financial statements, which are included in Item 8 of this Report.

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

The following table sets forth the time remaining until maturity of the Bank's time deposits as of December 31, 2018. The table is based on information prepared in accordance with generally accepted accounting principles.

	Maturity
	3 Months Or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
	(In Thousands)

Time deposits:
Less than $100,000	$147,599	$95,514	$157,463	$129,208	$529,784
$100,000 or more	159,583	126,425	237,209	205,657	728,874
Brokered	95,075	106,237	85,610	40,000	326,922
Public funds(1)	279	1,986	2,841	725	5,831

Total	$402,536	$330,162	$483,123	$375,590	$1,591,411
______________ (1) Deposits from governmental and other public entities.

Brokered deposits. Brokered deposits are marketed through national brokerage firms to their customers in $1,000 increments. The Bank maintains only one account for the total deposit amount while the detailed records of owners are maintained by the Depository Trust Company under the name of CEDE & Co. The deposits are transferable just like a stock or bond investment and the customer can open the account with only a phone call or an online request. This provides a large deposit for the Bank at a lower operating cost since the Bank only has one account to maintain versus several accounts with multiple interest and maturity dates. At December 31, 2018 and 2017, the Bank had approximately $326.9 million and $225.5 million in brokered deposits, respectively.

Included in the brokered deposits total at December 31, 2018 and 2017, was $109.3 million and $153.0 million, respectively, in Certificate of Deposit Account Registry Service (CDARS) purchased funds accounts.  CDARS purchased funds transactions represent an easy, cost-effective source of funding without collateralization or credit limits for the Company.  Purchased funds transactions help the Company obtain large blocks of funding while providing control over pricing and diversity of wholesale funding options.  Purchased funds transactions are obtained through a bid process that occurs weekly, with varying maturity terms.

Previously included in the brokered deposits total at December 31, 2017 was $34.5 million in CDARS reciprocal customer deposit accounts.  CDARS reciprocal customer deposit accounts are accounts that are just like any other deposit account on the Company’s books, except that the account total exceeds the FDIC deposit insurance maximum. When a customer places a large deposit with a CDARS Network bank, that bank uses CDARS to place the funds into deposit accounts issued by other banks in the CDARS Network. This occurs in increments of less than the standard FDIC insurance maximum, so that both principal and interest are eligible for complete FDIC protection. Other Network members do the same thing with their customers' funds.  In 2018, the FDIC amended its regulations to exclude these deposits from its definition of brokered deposits.

Unlike non-brokered deposits where the deposit amount can be withdrawn prior to maturity with a penalty for any reason, including increasing interest rates, a brokered deposit (excluding CDARS purchased funds) can only be withdrawn in the event of the death, or court declared mental incompetence, of the depositor. This allows the Bank to better manage the maturity of its deposits. Currently, the rates offered by the Bank for brokered deposits are somewhat higher than that offered for retail certificates of deposit of similar size and maturity.  Because the Bank had kept higher levels of liquidity since the economic recession began in 2008, we had gradually reduced the amount of brokered deposits (excluding CDARS purchased funds) utilized since December 31, 2008.  As loan demand began to increase since 2013, we began to gradually increase our usage of brokered deposits again from time to time.

The Company may use interest rate swaps from time to time to manage its interest rate risks from recorded financial liabilities. In the past, the Company entered into interest rate swap agreements with the objective of economically hedging against the effects of changes in the fair value of its liabilities for fixed rate brokered certificates of deposit caused by changes in market interest rates. These interest rate swaps allowed the Company to create funding of varying maturities at a variable rate that in the past has approximated three-month LIBOR.  The Company did not utilize these types of interest rate swaps in 2018, 2017 or 2016.

Borrowings. Great Southern's other sources of funds include advances from the FHLBank, a Qualified Loan Review ("QLR") arrangement with the FRB, customer repurchase agreements and other borrowings.

As a member of the FHLBank, the Bank is required to own capital stock in the FHLBank and is authorized to apply for advances from the FHLBank. Each FHLBank credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLBank may prescribe the acceptable uses for these advances, as well as other risks on availability, limitations on the size of the advances and repayment provisions. At December 31, 2018 and 2017, the Bank's FHLBank advances outstanding were $-0- and $127.5 million, respectively.  Additionally, the Bank had outstanding overnight borrowings from the FHLBank of $178.0 million and $15.0 million at December 31, 2018 and 2017, respectively. Because they are overnight borrowings, the $178.0 million and $15.0 million are included in short-term borrowings in the Company’s financial statements. The Bank utilized FHLBank advances from time to time to fund loan growth during 2018 and 2017.

The Federal Reserve Bank of St. Louis (“FRBSL”) has a QLR program where the Bank can borrow on a temporary basis using commercial loans pledged to the FRBSL. Under the QLR program, the Bank can borrow any amount up to a calculated collateral value of the commercial loans pledged, for virtually any reason that creates a temporary cash need. Examples of this could be: (1) the need to fund for late outgoing wires or cash letter settlements, (2) the need to disburse one or several loans but the permanent source of funds will not be available for a few days; (3) a temporary spike in interest rates on other funding sources that are being used; or (4) the need to purchase a security for collateral pledging purposes a few days prior to the funds becoming available on an existing security that is maturing. The Bank had commercial, consumer and other loans pledged to the FRBSL at December 31, 2018 that would have allowed approximately $460.7 million to be borrowed under the above arrangement.  There were no outstanding borrowings from the FRBSL at December 31, 2018 or 2017 and the facility was not used during 2018 or 2017.

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

In November 2006, Great Southern Capital Trust II ("Trust II"), a statutory trust formed by the Company for the purpose of issuing the securities, issued $25.0 million aggregate liquidation amount of floating rate cumulative trust preferred securities. The Trust II securities bear a floating distribution rate equal to 90-day LIBOR plus 1.60%. The Trust II securities became redeemable at the Company's option in February 2012, and if not sooner redeemed, mature on February 1, 2037. The Trust II securities were sold in a private transaction exempt from registration under the Securities Act of 1933, as amended. The gross proceeds of the offering were used to purchase Junior Subordinated Debentures from the Company totaling $25.8 million and bearing an interest rate identical to the distribution rate on the Trust II securities. The initial interest rate on the Trust II debentures was 6.98%. The interest rate was 4.14% and 2.98% at December 31, 2018 and 2017, respectively.

In July 2007, Great Southern Capital Trust III ("Trust III"), a statutory trust formed by the Company for the purpose of issuing the securities, issued $5.0 million aggregate liquidation amount of floating rate cumulative trust preferred securities. The Trust III securities bore a floating distribution rate equal to 90-day LIBOR plus 1.40%. The Trust III securities were redeemable at the Company's option beginning in October 2012, and if not sooner redeemed, were to mature on October 1, 2037. The Trust III securities were sold in a private transaction exempt from registration under the Securities Act of 1933, as amended. The gross proceeds of the offering were used to purchase Junior Subordinated Debentures from the Company totaling $5.2 million and bearing an interest rate identical to the distribution rate on the Trust III securities. In July 2015, the Company was the successful bidder in an auction of the $5.0 million aggregate liquidation amount of floating rate cumulative trust preferred securities issued in 2007 by Great Southern Capital Trust III.  Such securities were then canceled and the principal amount of the Company’s related debentures was reduced to zero.

In 2013, the Company entered into two interest rate cap agreements for a portion of its Junior Subordinated Debentures associated with its trust preferred securities.  The term of these agreements was four years with a termination date in August 2017.  Under the agreements, with notional amounts of $25.0 million and $5.0 million, respectively, the Company paid interest on its Junior Subordinated Debentures in accordance with the original terms at a floating rate based on LIBOR.  Should the interest rate have risen above a certain threshold, the counterparty was to reimburse the Company for interest paid such that the Company would have an effective interest rate on the portion of its Junior Subordinated Debentures no higher than 2.37% for the first agreement and no higher than 2.17% on the second agreement.  The effective portion of the gain or loss on the derivative was reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.  The fair value of the interest rate caps at December 31, 2017 was $-0-.  The $5.0 million notional interest rate cap agreement was terminated when the Company purchased the related trust preferred securities in July 2015.

On August 8, 2016, the Company completed the public offering and sale of $75.0 million of its subordinated notes.  The notes are due August 15, 2026, and have a fixed interest rate of 5.25% until August 15, 2021, at which time the rate becomes floating at a rate equal to three-month LIBOR plus 4.087%.  The Company may call the notes at par beginning on August 15, 2021, and on any scheduled interest payment date thereafter.  The notes were sold at par, resulting in net proceeds, after underwriting discounts and commissions, legal, accounting and other professional fees, of approximately $73.5 million.  Total debt issuance costs, totaling approximately $1.5 million, were deferred and are being amortized over the expected life of the notes, which is 10 years.  Amortization of the debt issuance costs during the years ended December 31, 2018 and 2017, totaled $154,000 and $151,000, respectively, and is included in interest expense on subordinated notes in the consolidated statements of income, resulting in an imputed interest rate of 5.47%.

The following table sets forth the maximum month-end balances, average daily balances and weighted average interest rates of FHLBank advances during the periods indicated.

	Year Ended December 31,
	2018	2017	2016
	(Dollars In Thousands)

FHLBank Advances:
Maximum balance	$259,000	$174,000	$292,538
Average balance	190,245	93,524	68,325
Weighted average interest rate	2.09%	1.62%	1.78%

The following table sets forth certain information as to the Company's FHLBank advances at the dates indicated.

	December 31,
	2018	2017	2016
	(Dollars In Thousands)

FHLBank advances	$—	$127,500	$31,452

Weighted average interest rate of FHLBank advances	—%	1.53%	3.30%

The following tables set forth the maximum month-end balances, average daily balances and weighted average interest rates of other borrowings during the periods indicated.

	Year Ended December 31, 2018
	Maximum Balance	Average Balance	Weighted Average Interest Rate
	(Dollars In Thousands)
Other Borrowings:
Securities sold under reverse repurchase agreements	$123,731	$104,512	0.03%
Overnight borrowings -- FHLBank	178,000	30,346	2.34
Collateral held for interest rate swap	13,100	993	2.24
Other	1,625	1,406	—

Total		$137,257	0.56%
Total maximum month-end balance	297,978

	Year Ended December 31, 2017
	Maximum Balance	Average Balance	Weighted Average Interest Rate
	(Dollars In Thousands)
Other Borrowings:
Securities sold under reverse repurchase agreements	$150,703	$120,475	0.04%
Overnight borrowings -- FHLBank	184,000	64,448	1.09
Other	1,665	1,441	—

Total		$186,364	0.40%
Total maximum month-end balance	297,357

	Year Ended December 31, 2016
	Maximum Balance	Average Balance	Weighted Average Interest Rate
	(Dollars In Thousands)
Other Borrowings:
Securities sold under reverse repurchase agreements	$139,044	$123,002	0.04%
Overnight borrowings -- FHLBank	400,200	203,575	0.54
Other	1,323	1,081	—

Total		$327,658	0.35%
Total maximum month-end balance	523,078

The following tables set forth year-end balances and weighted average interest rates of the Company's other borrowings at the dates indicated.

	December 31,
	2018		2017		2016
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
	(Dollars In Thousands)
Other borrowings:
Securities sold under reverse repurchase agreements	$105,253	0.02%	$80,531	0.05%	$113,700	0.04%
Overnight borrowings -- FHLBank	178,000	2.63	15,000	1.63	171,000	0.53
Collateral held for interest rate swap	13,100	2.30	—	—	—	—
Other	1,625	—	1,604	—	1,323	—

Total	$297,978	1.68%	$97,135	0.30%	$286,023	0.33%

The following table sets forth the maximum month-end balances, average daily balances and weighted average interest rates (including cost of related interest rate caps) of subordinated debentures issued to capital trusts during the periods indicated.

	Year Ended December 31,
	2018	2017	2016
	(Dollars In Thousands)
Subordinated debentures:
Maximum balance	$25,774	$25,774	$25,774
Average balance	25,774	25,774	25,774
Weighted average interest rate	3.70%	3.68%	3.12%

The following table sets forth certain information as to the Company's subordinated debentures issued to capital trusts at the dates indicated.

	December 31,
	2018	2017	2016
	(Dollars In Thousands)

Subordinated debentures	$25,774	$25,774	$25,774
Weighted average interest rate of subordinated debentures	4.14%	2.98%	2.49%

The following table sets forth the maximum month-end balances, average daily balances and weighted average interest rates of subordinated notes during the periods indicated.

	Year Ended December 31,
	2018	2017	2016
	(Dollars In Thousands)
Subordinated notes:
Maximum balance	$73,842	$73,688	$73,537
Average balance	73,772	73,613	28,526
Weighted average interest rate	5.55%	5.57%	5.53%

The following table sets forth certain information as to the Company's subordinated notes at the dates indicated.

	December 31,
	2018	2017	2016
	(Dollars In Thousands)

Subordinated notes	$73,842	$73,688	$73,537
Weighted average interest rate of subordinated debentures	5.55%	5.57%	5.45%

Subsidiaries

Great Southern. As a Missouri-chartered trust company, Great Southern may invest up to 3%, which was equal to $140.2 million at December 31, 2018, of its assets in service corporations.  At December 31, 2018, the Bank's total investment in Great Southern Real Estate Development Corporation ("Real Estate Development") was $2.7 million. Real Estate Development was incorporated and organized in 2003 under the laws of the State of Missouri.  At December 31, 2018, the Bank's total investment in Great Southern Financial Corporation ("GSFC") was $6.2 million. GSFC is incorporated under the laws of the State of Missouri, and has not had any business activity since November 30, 2012, when it sold Great Southern Insurance and Great Southern Travel, two divisions of Great Southern that were operated through GSFC.  At December 31, 2018, the Bank's total investment in Great Southern Community Development Company, L.L.C. (“CDC”) and its subsidiary Great Southern CDE, L.L.C. ("CDE") was $715,000. CDC and CDE were formed in 2010 under the laws of the State of Missouri. At December 31, 2018, the Bank's total investment in GS, L.L.C. ("GSLLC") was $34.1 million. GSLLC was formed in 2005 under the laws of the State of Missouri.  At December 31, 2018, the Bank's total investment in GSSC, L.L.C. ("GSSCLLC") was $21.0 million. GSSCLLC was formed in 2009 under the laws of the State of Missouri.  At December 31, 2018, the Bank's total investment in GSRE Holding, L.L.C. ("GSRE Holding") was $2.6 million.  GSRE Holding was formed in 2009 under the laws of the State of Missouri.  At December 31, 2018, the Bank's total investment in GSRE Holding II, L.L.C. ("GSRE Holding II") was $-0-.  GSRE Holding II was formed in 2009 under the laws of the State of Missouri.  At December 31, 2018, the Bank's total investment in GSRE Holding III, L.L.C. ("GSRE Holding III") was $-0-.  GSRE Holding III was formed in 2012 under the laws of the State of Missouri.  At December 31, 2018, the Bank's total investment in GSTC Investments, L.L.C. ("GSTCLLC") was $6.5 million.  GSTCLLC was formed in 2016 under the laws of the State of Missouri.  These subsidiaries are primarily engaged in the activities described below.  In addition, Great Southern has four other subsidiary companies that are not considered service corporations, GSB One, L.L.C., GSB Two, L.L.C., VFP Conclusion Holding, L.L.C. and VFP Conclusion Holding II, L.L.C.  These companies are also described below.

Great Southern Real Estate Development Corporation. Generally, the purpose of Real Estate Development is to hold real estate assets which have been obtained through foreclosure by the Bank and which require ongoing operation of a business or completion of construction. During 2018 and 2017, Real Estate Development did not hold any real estate assets related to foreclosed property.  Real Estate Development had net losses of $-0- and $(2,000) in the years ended December 31, 2018 and 2017, respectively.

Great Southern Community Development Company, L.L.C. and Great Southern CDE, L.L.C. Generally, the purpose of CDC is to invest in community development projects that have a public benefit, and are permissible under Missouri and Kansas law.  These include such activities as investing in real estate and investing in other community development entities.  It also serves as parent to subsidiary CDE which invests in limited liability entities for the purpose of acquiring federal tax credits to be utilized by Great Southern.  CDC had consolidated net income of $10,000 and $-0- in the years ended December 31, 2018 and 2017, respectively.

GS, L.L.C. GSLLC was organized in 2005.  GSLLC is a limited liability company that invests in multiple limited liability entities for the purpose of acquiring state and federal tax credits which are utilized by Great Southern.  GSLLC had net losses of $(194,000) and $(2.1 million) in the years ended December 31, 2018 and 2017, respectively, which primarily resulted from the cost to acquire tax credits.  These losses were offset by the tax credits utilized by Great Southern.

GSSC, L.L.C. GSSCLLC was organized in 2009.  GSSCLLC is a limited liability company that invests in multiple limited liability entities for the purpose of acquiring state tax credits which are utilized by Great Southern or sold to third parties.  GSSCLLC had net income of $88,000 and $112,000 in the years ended December 31, 2018 and 2017, respectively.

GSRE Holding, L.L.C. Generally, the purpose of GSRE Holding is to hold real estate assets which have been obtained through foreclosure by the Bank and which require ongoing operation of a business or completion of construction.  At December 31, 2018, GSRE Holding held only cash of $2.6 million.  GSRE Holding had net income (loss) of $82,000 and $(2,000) in the years ended December 31, 2018 and 2017, respectively.

GSRE Holding II, L.L.C. Generally, the purpose of GSRE Holding II is to hold real estate assets which have been obtained through foreclosure by the Bank and which require ongoing operation of a business or completion of construction. In 2018 and 2017, GSRE Holding II did not hold any significant real estate assets. GSRE Holding II had net income of $-0- in each of the years ended December 31, 2018 and 2017.

GSRE Holding III, L.L.C. Generally, the purpose of GSRE Holding III is to hold real estate assets which have been obtained through foreclosure by the Bank and which require ongoing operation of a business or completion of construction. In 2018 and 2017, GSRE Holding III did not hold any significant real estate assets. GSRE Holding III had net income of $-0- in each of the years ended December 31, 2018 and 2017.

GSTC Investments, L.L.C. GSTCLLC was organized in 2016.  GSTCLLC is a limited liability company that invests in multiple limited liability entities for the purpose of acquiring state and federal tax credits which are utilized by Great Southern.  GSTCLLC had net income of $-0- in each of the years ended December 31, 2018 and 2017.

GSB One, L.L.C. At December 31, 2018, the Bank's total investment in GSB One, L.L.C. ("GSB One") and GSB Two, L.L.C. ("GSB Two") was $1.19 billion.  The capital contribution was made by transferring participations in loans to GSB Two.  GSB One is a Missouri limited liability company that was formed in March of 1998.  Currently the only activity of this company is the ownership of GSB Two.

GSB Two, L.L.C. This is a Missouri limited liability company that was formed in March of 1998.  GSB Two is a real estate investment trust ("REIT"). It holds participations in real estate mortgages from the Bank.  The Bank continues to service the loans in return for a management and servicing fee from GSB Two.  GSB Two had net income of $52.0 million and $54.5 million in the years ended December 31, 2018 and 2017, respectively.

VFP Conclusion Holding, L.L.C. VFP Conclusion Holding, L.L.C. (“VFP”) is a Missouri limited liability company that was formed in August of 2011.  Generally, the purpose of VFP is to hold real estate assets which have been obtained through foreclosure by the Bank.  The real estate assets obtained through foreclosure were formerly collateral for a participation loan sold by the Bank.  The Bank has a 50 percent interest in VFP and at December 31, 2018 its investment totaled $4.2 million.  Two other entities also have interests in VFP as a result of their participation in the loan sold by the Bank.  At December 31, 2018, the only asset of VFP was cash.  VFP had net income of $-0- in each of the years ended December 31, 2018 and 2017.

VFP Conclusion Holding II, L.L.C. VFP Conclusion Holding II, L.L.C. (“VFP II”) is a Missouri limited liability company that was formed in September of 2012.  Generally, the purpose of VFP II is to hold real estate assets which have been obtained through foreclosure by the Bank.  The real estate assets obtained through foreclosure were formerly collateral for a participation loan sold by the Bank.  The Bank has a 50 percent interest in VFP II and at December 31, 2018 its investment totaled $2.2 million.  One other entity also has an interest in VFP II as a result of its participation in the loan sold by the Bank.  At December 31, 2018, the only asset of VFP II was cash.  VFP II had net income of $-0- for each of the years ended December 31, 2018 and 2017.

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

The Company encounters strong competition in attracting deposits throughout its six-state retail footprint.  The Company attracts a significant amount of deposits through its branch offices primarily from the communities in which those branch offices are located.  Of our total 99 branch offices at the end of 2018, 71.2% of our deposit franchise dollars were located in Missouri, where our total market share at June 30, 2018, was 1.5%, or seventh in the state (based on FDIC market share deposits). The financial institutions with the top three market share positions in Missouri at June 30, 2018, were U.S. Bank, Bank of America and Commerce Bank, which had a combined market share of 29.9%.  We also have branch offices in the states of Iowa, Kansas, Minnesota, Nebraska and Arkansas which make up 14.2%, 6.8%, 6.5%, 0.9%, and 0.4% of our total deposit franchise dollars, respectively (based on our total deposits as of December 31, 2018).  The Company's market share in its primary metropolitan statistical areas was as follows at June 30, 2018:

Metropolitan Statistical Area	Number of Branch Offices	Percentage of Total Market Share	Rank	Institution with Leading Market Share Position
Springfield, MO	19	13.5%	1	Great Southern Bank
Sioux City, IA-NE-SD	6	5.5%	4	Security National Bank of Sioux City
Davenport/Moline/Rock Island, IA-IL	5	1.1%	22	Quad City Bank and Trust Co.
Des Moines/West Des Moines, IA	4	0.4%	33	Wells Fargo Bank
St. Louis, MO-IL	19	0.6%	25	Stifel Bank and Trust
Kansas City, MO-KS	8	0.4%	33	UMB Bank
Fayetteville/Springdale/Rogers, AR-MO	2	0.2%	33	Arvest Bank
Minneapolis/St. Paul/Bloomington, MN-WI	4	0.1%	34	US Bank NA

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

Employees

At December 31, 2018, the Company and its affiliates had a total of 1,182 employees, including 269 part-time employees.  None of the Company’s employees are represented by any collective bargaining agreement.  Management considers its employee relations to be good.

Government Supervision and Regulation

General

The Company and its subsidiaries are subject to supervision and examination by applicable federal and state banking agencies.  The earnings of the Company’s subsidiaries, and therefore the earnings of the Company, are affected by general economic conditions, management policies, federal and state legislation, and actions of various regulatory authorities, including the Board of Governors of the Federal Reserve System, often referred to as the Federal Reserve Board (the “FRB”), the Federal Deposit Insurance Corporation (the "FDIC") and  the Missouri Division of Finance (the “MDF”).  The following is a brief summary of certain aspects of the regulation of the Company and the Bank and does not purport to fully discuss such regulation.  Such regulation is intended primarily for the protection of depositors and the Deposit Insurance Fund (the “DIF”), and not for the protection of stockholders.

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

•	Require capital rules for bank holding companies and banks
•	Change the assessment base for federal deposit insurance from the amount of insured deposits to consolidated average assets less Tier 1 capital.
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

Certain aspects of the Dodd-Frank Act remain subject to rulemaking and take effect over a number of years. Provisions in the legislation that affect deposit insurance assessments, and payment of interest on demand deposits could increase the costs associated with deposits. The capital requirements for the Company and the Bank could require the Company and the Bank to seek additional sources of capital in the future. See “Capital” below.

In May 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act (the “Economic Growth Act”), was enacted to modify or eliminate certain financial reform rules and regulations, including some implemented under the Dodd-Frank Act. While the Economic Growth Act maintains most of the regulatory structure established by the Dodd-Frank Act, it amends certain aspects of the regulatory framework for small depository institutions with assets of less than $10 billion and for large banks with assets of more than $50 billion. Many of these amendments could result in meaningful regulatory changes.

The Economic Growth Act, among other matters, expands the definition of qualified mortgages which may be held by a financial institution and simplifies the regulatory capital rules for financial institutions and their holding companies with total consolidated assets of less than $10 billion by instructing the federal banking regulators to establish a single “Community Bank Leverage Ratio” of between 8 and 10 percent. Any qualifying depository institution or its holding company that exceeds the “community bank leverage ratio” will be considered to have met generally applicable leverage and risk-based regulatory capital requirements and any qualifying depository institution that exceeds the new ratio will be considered “well-capitalized” under the prompt corrective action rules.

In addition, the Economic Growth Act includes regulatory relief in the areas of examination cycles, call reports, mortgage disclosures and risk weights for certain high-risk commercial real estate loans.

It is difficult at this time to predict when or how any new standards under the Economic Growth Act will ultimately be applied to us or what specific impact the Economic Growth Act and the forthcoming implementing rules and regulations will have on us.

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

The Bank Holding Company Act also prohibits a financial holding company generally from engaging directly or indirectly in activities other than those involving banking, activities closely related to banking that are permitted for a bank holding company, and certain securities, insurance and merchant banking activities.  Certain investments greater than 5% in companies engaged in activities not permitted for a bank holding company are prohibited.

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

All loans by the Bank to the principal stockholders, directors and executive officers of the Bank or any affiliate are subject to regulations restricting loans and other transactions with insiders of the Bank and its affiliates.  Transactions involving such persons must be on terms and conditions as favorable to the bank as those that apply in similar transactions with non-insiders.  A bank may allow favorable rate loans to insiders pursuant to an employee benefit program available to bank employees generally.  The Bank has such a program.

Dividends

The FRB has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the FRB's view that a bank holding company should pay cash dividends only to the extent that its net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the holding company's capital needs, asset quality and overall financial condition.  The FRB also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends.  Furthermore, a bank holding company may be prohibited from paying any dividends if the holding company's bank subsidiary is not adequately capitalized, and dividends payable by a bank holding company and its depository institutions subsidiaries can be restricted if the capital conservation buffer requirement is not met.  See “Capital” below.

A bank holding company is required to give the FRB prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the company's consolidated net worth. The FRB may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, FRB order, or any condition imposed by, or written agreement with, the FRB.  This notification requirement does not apply to any company that meets the well-capitalized standard for bank holding companies, is well-managed, and is not subject to any unresolved supervisory issues.  Under Missouri law, the Bank may pay dividends from certain undivided profits and may not pay dividends if its capital is impaired.  Dividends of the Company and the Bank may also be restricted under the capital conservation buffer rules, as discussed below under “—Capital.”

Capital

Effective January 1, 2015 (with some changes phased in over several years), the Company and the Bank became subject to new capital regulations adopted by the FRB and the FDIC, which established minimum required ratios for common equity Tier 1 (“CET1”) capital, Tier 1 capital and total capital and the  minimum leverage ratio; set forth the risk-weightings of  assets and certain off-balance sheet items for purposes of the risk-based capital ratios; require an additional capital conservation buffer over the required risk-based capital ratios, and define what qualifies as capital for purposes of meeting the capital requirements.

Under the capital regulations, the minimum capital ratios are: (1) a CET1 capital ratio of 4.5% of risk-weighted assets; (2) a Tier 1 capital ratio of 6.0% of risk-weighted assets; (3) a total risk-based capital ratio of 8.0% of risk-weighted assets; and (4) a leverage ratio (the ratio of Tier 1 capital to average total adjusted assets) of 4.0%.  CET1 generally consists of common stock; retained earnings; accumulated other comprehensive income (“AOCI”) unless an institution has elected to exclude AOCI from regulatory capital; and certain minority interests; all subject to applicable regulatory adjustments and deductions. Tier 1 capital generally consists of CET1 and noncumulative perpetual preferred stock.  Tier 2 capital generally consists of other preferred stock and subordinated debt meeting certain conditions plus an amount of the allowance for loan and lease losses up to 1.25% of assets.  Total capital is the sum of Tier 1 and Tier 2 capital.

A number of changes in what constitutes regulatory capital compared to the rules in effect prior to January 1, 2015 are subject to transition periods.  These changes include the phasing-out of certain instruments as qualifying capital.  Mortgage servicing and deferred tax assets over designated percentages of CET1 are deducted from capital.  In addition, Tier 1 capital includes AOCI, which includes all unrealized gains and losses on available for sale debt and equity securities.  However, because of our asset size, we were eligible to elect to permanently opt out of the inclusion of unrealized gains and losses on available for sale debt and equity securities in our capital calculations.  We elected this option.

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

In addition to the minimum CET1, Tier 1 and total capital ratios, the Company and the Bank must maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses.  The capital conservation buffer requirement began to be phased in on January 1, 2016, when a buffer greater than 0.625% of risk-weighted assets was required, which amount increased each year until the buffer requirement was fully implemented on January 1, 2019.

The Financial Accounting Standards Board has adopted a new accounting standard for US Generally Accepted Accounting Principles that will be effective for us for our first fiscal year beginning after December 31, 2019. This standard, referred to as Current Expected Credit Loss, or CECL, requires FDIC-insured institutions and their holding companies (banking organizations) to recognize credit losses expected over the life of certain financial assets. CECL covers a broader range of assets than the current method of recognizing credit losses and generally results in earlier recognition of credit losses. Upon adoption of CECL, a banking organization must record a one-time adjustment to its credit loss allowances as of the beginning of the fiscal year of adoption equal to the difference, if any, between the amount of credit loss allowances under the current methodology and the amount required under CECL.  For a banking organization, implementation of CECL is generally likely to reduce retained earnings, and to affect other items, in a manner that reduces its regulatory capital. The federal banking regulators (the Federal Reserve, the OCC and the FDIC) have adopted a rule that gives a banking organization the option to phase in over a three-year period the day-one adverse effects of CECL on its regulatory capital.

Under the FDIC’s prompt corrective action standards, in order to be considered well-capitalized, the Bank must have a ratio of CET1 capital to risk-weighted assets of 6.5%, a ratio of Tier 1 capital to risk-weighted assets of 8%, a ratio of total capital to risk-weighted assets of 10%, and a leverage ratio of 5%; and must not be subject to any written agreement, order, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure.  In order to be considered adequately capitalized, an institution must have the minimum capital ratios described above.  As of December 31, 2018, the Bank was “well-capitalized.” An institution that is not well-capitalized is subject to certain restrictions on brokered deposits and interest rates on deposits.

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

To be considered "well-capitalized," a bank holding company must have, on a consolidated basis, a total risk-based capital ratio of 10.0% or greater and a Tier 1 risk-based capital ratio of 6.0% or greater and must not be subject to an individual order, directive or agreement under which the FRB requires it to maintain a specific capital level.  As of December 31, 2018, the Company was "well-capitalized."

The federal banking agencies consider concentrations of credit risk and risks from non-traditional activities, as well as an institution's ability to manage those risks, when determining the adequacy of an institution's capital. This evaluation is generally made as part of the institution's regular safety and soundness examination. Under their regulations, the federal banking agencies also consider interest rate risk (when the interest rate sensitivity of an institution's assets does not match the sensitivity of its liabilities or its off-balance-sheet position) in the evaluation of a bank's capital adequacy. The banking agencies have issued guidance on evaluating interest rate risk.

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

The FDIC assesses deposit insurance premiums on all FDIC-insured institutions quarterly based on annualized rates.  These premiums are assessed on an institution’s total assets minus its tangible equity.  Under these rules, assessment rates for an institution with total assets of less than $10 billion are determined by weighted average CAMELS composite ratings and certain financial ratios, and range from 3.0 to 30.0 basis, subject to certain adjustments. In an emergency, the FDIC may also impose a special assessment.

The FDIC also collects assessments from insured institutions to service the debt on bonds issued during the 1980s to resolve the thrift bailout.  For the quarter ended December 31, 2018, the assessment rate was 0.32 basis points applied to the same assessment base as is used for deposit insurance assessments.

The Dodd-Frank Act establishes 1.35% as the minimum reserve ratio.  The FDIC adopted a plan to meet this ratio, which was achieved on September 30, 2018, ahead of the September 30, 2020 statutory deadline.  In addition to the statutory minimum ratio, the FDIC has the authority to establish a reserve ratio known as the designated reserve ratio or DRR, which may exceed the statutory minimum.  The FDIC has established 2.0% as the DRR. The Dodd-Frank Act requires the FDIC to offset the effect on institutions with assets less than $10 billion of the increase in the statutory minimum reserve ratio to 1.35% from the former statutory minimum of 1.15%.    To implement the offset requirement, the FDIC imposed a surcharge on institutions with assets of $10 billion or more during a temporary period that ended on September 30, 2018.  Smaller institutions will receive credits against their deposit insurance assessments which will reduce regular assessments by 2.0 basis points for quarters when the reserve ratio is at least 1.38%.

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

Federal Reserve System

The FRB requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits.  At December 31, 2018, the Bank was in compliance with these reserve requirements.

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

As a member, Great Southern is required to purchase and maintain stock in the FHLBank of Des Moines in an amount equal to the greater of 1% of its outstanding home loans or 5% of its outstanding FHLBank advances.  At December 31, 2018, Great Southern had

$12.4 million in FHLBank of Des Moines stock, which was in compliance with this requirement.  In past years, the Bank has received dividends on its FHLBank stock. Over the past five years, such dividends have averaged 3.86% and were 5.19% for the year ended December 31, 2018.

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

Bad Debt Deduction

As of December 31, 2018 and 2017, retained earnings included approximately $17.5 million for which no deferred income tax liability has been recognized.  This amount represents an allocation of income to bad debt deductions for tax purposes only for tax years prior to 1988. If the Bank were to liquidate, the entire amount would have to be recaptured and would create income for tax purposes only, which would be subject to the then-current corporate income tax rate.  The unrecorded deferred income tax liability on the above amount was approximately $3.9 million at both December 31, 2018 and 2017.

The Bank is required to follow the specific charge-off method which only allows a bad debt deduction equal to actual charge-offs, net of recoveries, experienced during the fiscal year of the deduction. In a year where recoveries exceed charge-offs, the Bank would be required to include the net recoveries in taxable income.

Interest Deduction

In the case of a financial institution, such as the Bank, no deduction is allowed for the pro rata portion of its interest expense which is allocable to tax-exempt interest on obligations acquired after August 7, 1986. A limited class of tax-exempt obligations acquired after August 7, 1986 will not be subject to this complete disallowance rule.  For certain tax exempt obligations issued in 2009 and 2010, an amount of tax-exempt obligations that are not generally considered part of the “limited class of tax-exempt obligations” noted above may be treated as part of the “limited class of tax-exempt obligations” to the extent of two percent of a financial institutions total assets. For tax-exempt obligations acquired after December 31, 1982 and before August 8, 1986 and for obligations acquired after August 7, 1986 that are not subject to the complete disallowance rule, 80% of interest incurred to purchase or carry such obligations will be deductible. No portion of the interest expense allocable to tax-exempt obligations acquired by a financial institution before January 1, 1983, which is otherwise deductible, will be disallowed. There are two significant changes for bonds issued in 2009 and 2010 which include (1) the annual limit for bonds that may be designated as bank qualified is increased from $10 million to $30 million and (2) the annual limitation is considered at the organization level rather than the issuer level. The interest expense disallowance rules cited above have not significantly impacted the Bank.

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

Alternative Minimum Tax

Through 2017, corporations generally were subject to a 20% corporate alternative minimum tax ("AMT"). A corporation must pay the AMT to the extent it exceeds that corporation's regular federal income tax liability The AMT is imposed on "alternative minimum taxable income," defined as taxable income with certain adjustments and tax preference items, less any available exemption. Such adjustments and items include, but are not limited to, (i) net interest received on certain tax-exempt bonds issued after August 7, 1986; and (ii) 75% of the difference between adjusted current earnings and alternative minimum taxable income, as otherwise determined with certain adjustments. Net operating loss carryovers may be utilized, subject to adjustment, to offset up to 90% of the alternative minimum taxable income, as otherwise determined.  Any AMT paid may be credited against future regular federal income tax liabilities to the extent the regular federal income tax liability exceeds the AMT liability.  In addition, certain credits may be used to reduce AMT obligations.  The Company has invested in certain partnerships that generate tax credits (low-income housing and rehabilitation tax credits) that may be used to reduce their AMT.

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

The Bank also has full service offices in Kansas, Iowa, Minnesota, Nebraska and Arkansas, and has commercial loan production offices in Texas, Oklahoma, Nebraska, Illinois, Colorado and Georgia.  As a result, the Bank is subject to franchise and income taxes that are imposed on the corporation's taxable income attributable to those states.

As a Maryland corporation, the Company is required to file an annual report with and pay an annual fee to the State of Maryland.

Examinations

The Company and its consolidated subsidiaries have not been audited recently by the Internal Revenue Service (IRS) and, as such, tax years through December 31, 2005, have been closed without audit.  The Company, through one of its subsidiaries, is a partner in two partnerships which have been under Internal Revenue Service examination for 2006 and 2007.  As a result, the Company’s 2006 and subsequent tax years remain open for examination.  The examinations of these partnerships advanced during 2017 and 2018.  One of the partnerships has advanced to Tax Court and has entered a Motion for Entry of Decision with an agreed upon settlement.  The other partnership examination was recently completed by the IRS with no change impacting the Company’s tax position.  The Company does not currently expect significant adjustments to its financial statements from the partnership matter settled at the Tax Court.

The Company is currently under State of Missouri income and franchise tax examinations for its 2014 through 2015 tax years. The Company does not currently expect significant adjustments to its financial statements from this state examination.  During 2017, the Company settled its appeal with the Kansas Department of Revenue.  The settlement did not result in any significant adjustments to the Company’s financial statements.

Tax Reform

In the fourth quarter of 2017 the Company re-measured its deferred tax assets and liabilities as a result of the enactment of the new tax law “H.R.1,” originally known as the “Tax Cuts and Jobs Act” (the “Tax Reform Legislation”).  Enactment occurred on December 22, 2017.  The Tax Reform Legislation became effective January 1, 2018 and modifies the tax law in many ways.  The centerpiece of the Tax Reform Legislation is the reduction of the federal corporate income tax rate from 35% to 21%.  All deferred tax items as of December 22, 2017 needed to be re-valued using the new federal corporate income tax rate of 21%.  As a result, income tax expense recorded in 2017 included a $2.1 million increase to the deferred tax asset.

The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Legislation.  The Company recognized the provisional tax impact related to the revaluation of deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the year ended December 31, 2017.  The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Reform Legislation.  The Company completed its accounting during 2018 without any significant adjustments from the provisional amounts.

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

The United States experienced a severe economic recession in 2008 and 2009.  While economic growth has resumed, the rate of this growth generally has been slower than previous periods of economic recovery.  Many lending institutions, including us, experienced declines in the performance of their loans, including construction loans and commercial real estate loans, during the economic recession and for a few years after.  In addition, the values of real estate collateral supporting many loans declined.  The values of real estate collateral may increase or decrease over time and are subject to many factors.  At times in the past, bank and bank holding company stock prices have been negatively affected, as has the ability of banks and bank holding companies to raise capital and borrow in the debt markets. Conditions such as these may have a material adverse effect on our financial condition and results of operations. In addition, as a result of the foregoing factors, there is a potential for new laws and regulations regarding lending and funding practices and capital and liquidity standards (some of which have already been proposed or implemented), and bank regulatory agencies have been and are expected to continue to be very aggressive in responding to concerns and trends identified in examinations.

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

Since our business is primarily concentrated in Missouri, Iowa, Kansas and Minnesota, a significant downturn in these state or local economies, particularly in St. Louis and the Springfield, Mo. areas, may adversely affect our business.  We also have originated a significant dollar amount of loans in Texas and Oklahoma from our commercial loan offices in Dallas and Tulsa.  A significant downturn in these state economies may adversely affect our business.

Our lending and deposit gathering activities historically were concentrated primarily in the Springfield and southwest Missouri areas. Our success continues to depend heavily on general economic conditions in Springfield and the surrounding areas.  Although we believe the economy in these areas has recently been favorable relative to other areas, we do not know whether these conditions will continue.  Until the past few years, our greatest concentration of loans and deposits has traditionally been in the Greater Springfield area. With a population of approximately 462,000, the Greater Springfield area is the third largest metropolitan area in Missouri.  At December 31, 2018, approximately $364.4 million of our loan portfolio (excluding those loans acquired in FDIC-assisted transactions) consisted of loans to borrowers in or secured by properties in the Springfield, Missouri metropolitan area.

Contiguous to Springfield is the Branson, Mo. area, which is a vacation and entertainment center, attracting tourists to its lakes, theme parks, resorts, country music and novelty shows and other recreational facilities.  The Branson area experienced rapid growth in the early 1990s, with stable to slightly negative growth trends occurring in the late 1990s and into the early 2000s.  Branson experienced growth again in the late 2000s as a result of a large retail, hotel, and convention center project which was constructed in Branson’s historic downtown.  In addition, several large national retailers opened new stores in Branson.  In 2010 through 2017, Branson experienced some negative growth trends with fewer visitors and the closing of some motels and shows.  Residential construction has been very limited in the past few years and little net growth has occurred in Branson’s commercial real estate market segments.  At December 31, 2018, approximately $72.6 million of our loan portfolio (excluding those loans acquired in FDIC-assisted transactions) consisted of loans to borrowers in or secured by properties in the two-county region that includes the Branson area.

In addition to the concentrations in the southwest Missouri area, we also now have our largest concentration of loans to borrowers in or secured by properties in the St. Louis, Mo. metropolitan area.  At December 31, 2018, approximately $750.3 million of our loan portfolio consisted of loans for apartments, condominiums, residential and commercial land developments, industrial revenue bonds and other types of commercial properties in the St. Louis, Mo. metropolitan area.

In addition to the concentrations previously discussed, we also have a concentration of loans to borrowers in or secured by properties in the States of Texas and Oklahoma.  At December 31, 2018, approximately $422.1 million and $301.2 million of our loan portfolio consisted of loans primarily for various types of commercial real estate in the States of Texas and Oklahoma, respectively.

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

Our commercial and residential construction, commercial real estate, multi-family and other commercial loans accounted for approximately 81.1% of our total loan portfolio as of December 31, 2018.  Generally, we consider these types of loans to involve a higher degree of risk compared to first mortgage loans on one- to four-family, owner-occupied residential properties. At December 31, 2018, we had $1.15 billion of loans secured by apartments, $479.0 million of loans secured by retail-related projects, $384.7 million of loans secured by office/warehouse facilities, $313.6 million of loans secured by healthcare facilities, and $163.4 million of loans secured by motels/hotels, which are particularly sensitive to certain risks, including the following:

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

The overall credit quality of our construction loan portfolio is impacted by trends in real estate values.  We continually monitor changes in key regional and national economic factors because changes in these factors can impact our residential and commercial construction loan portfolio and the ability of our borrowers to repay their loans.  Across the United States for several years, the residential real estate market experienced significant adverse trends, including accelerated price depreciation and rising delinquency and default rates, and weaknesses arose in the commercial real estate market as well.  The conditions in the residential real estate market led to significant increases in loan delinquencies and credit losses as well as higher provisioning for loan losses, which in turn had a negative effect on earnings for many banks across the country.  Likewise, we also experienced delinquencies in our construction loan portfolio, almost entirely related to loans originated prior to 2009.  Many of these older construction projects were “build to sell” types of projects where repayment of the loans was reliant on the borrower completing the project and then selling it. Conditions of both the residential and the commercial real estate markets could negatively impact real estate values and the ability of our borrowers to liquidate properties.  A lack of liquidity in the real estate market or tightening of credit standards within the banking industry could diminish sales, further reducing our borrowers’ cash flows and weakening their ability to repay their debt obligations to us, which could lead to material adverse impacts on our financial condition and results of operations.

Our loan portfolio also possesses increased risk due to our concentration in consumer loans.

Our consumer loan portfolio grew significantly between 2010 and 2016.  More recently, consumer loans have grown from approximately $467.7 million, or 13.7% of our total loan portfolio as of December 31, 2014, to a peak of $673.0 million, or 15.3% of our total loan portfolio at December 31, 2016.  Since 2016, consumer loans have decreased to $432.2 million (this total includes $121.4 million of home equity loans), or 8.7% of our total loan portfolio as of December 31, 2018.  Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciable assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower's continuing financial strength, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state consumer bankruptcy and insolvency laws, may limit the amount which can be recovered on these loans. These loans may also give rise to claims and defenses by a consumer loan borrower against an assignee of these loans such as the Bank, and a borrower may be able to assert against the assignee claims and defenses which it has against the seller of the underlying collateral.

The majority of our consumer loans are secured by automobiles and, to a lesser extent, boats, recreational vehicles and manufactured homes, most of which are made by us indirectly through dealers in these products.  Through these dealer relationships, the dealer completes the application with the consumer and then submits it to us for credit approval.  As a result, we have limited personal contact with the borrower, which creates an additional risk element for us.

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

Our earnings are largely dependent upon our net interest income.  Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies, in particular, the FRB. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings, but these changes could also affect our ability to originate loans and obtain deposits, the fair values of our financial assets and liabilities and the average duration of our loan and mortgage-backed securities portfolios.  If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. In addition, a substantial portion of our loans (approximately 45.0% of our total loan portfolio as of December 31, 2018) have adjustable rates of interest.  While the higher payment amounts we would receive on these loans in a rising interest rate environment may increase our interest income, some borrowers may be unable to afford the higher payment amounts, which may result in a higher rate of default.  Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.

We generally seek to maintain a neutral position in terms of the volume of assets and liabilities that mature or re-price during any period.  As such, we have adopted asset and liability management strategies to attempt to minimize the potential adverse effects of changes in interest rates on net interest income, primarily by altering the mix and maturity of fixed-rate and variable-rate loans, investments and funding sources, including interest rate derivatives, so that we may reasonably maintain the Company’s net interest income and net interest margin.  However, interest rate fluctuations, the level and shape of the interest rate yield curve, maintaining excess liquidity levels, loan prepayments, loan production and deposit flows are constantly changing and influence the ability to maintain a neutral position.  Accordingly, we may not be successful in maintaining a neutral position and, as a result, our net interest margin may be adversely impacted.

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

Due to the high level of competition for deposits in our markets, we have from time to time utilized a sizable amount of certificates of deposit obtained through deposit brokers and advances from the Federal Home Loan Bank of Des Moines to help fund our asset base. Brokered deposits are marketed through national brokerage firms that solicit funds from their customers for deposit in banks, including our bank.  Brokered deposits and Federal Home Loan Bank advances may generally be more sensitive to changes in interest rates and volatility in the capital markets than retail deposits attracted through our branch network, and our reliance on these sources of funds increases the sensitivity of our portfolio to these external factors.  Our brokered deposits and Federal Home Loan Bank advances totaled $326.9 million and $-0- at December 31, 2018, compared with $225.5 million and $127.5 million at December 31, 2017.  In addition to the Federal Home Loan Bank advances, we had overnight borrowings from the Federal Home Loan Bank totaling $178.0 million and $15.0 million at December 31, 2018 and 2017, respectively.  These overnight borrowings are included in short-term borrowings in the Company’s consolidated financial statements.  We expect to continue to utilize brokered deposits from time to time as a supplemental funding source.

Bank regulators can restrict our access to these sources of funds in certain circumstances.  For example, if the Bank’s regulatory capital ratios declined below the “well-capitalized” status, banking regulators would require the Bank to obtain their approval prior to obtaining or renewing brokered deposits.  The regulators might not approve our acceptance of brokered deposits in amounts that we desire or at all. In addition, the availability of brokered deposits and the rates paid on these brokered deposits may be volatile as the balance of the supply of and the demand for brokered deposits changes.  Market credit and liquidity concerns may also impact the availability and cost of brokered deposits.  Similarly, Federal Home Loan Bank advances are only available to borrowers that meet certain conditions. If Great Southern were to cease meeting these conditions, our access to Federal Home Loan Bank advances could be significantly reduced or eliminated.

Certain Federal Home Loan Banks, including the Federal Home Loan Bank of Des Moines, have experienced lower earnings from time to time and paid out lower dividends to their members.  Future problems at the Federal Home Loan Banks may impact the collateral necessary to secure borrowings and limit the borrowings extended to its member banks, as well as require additional capital contributions by its member banks.  Should this occur, our short term liquidity needs could be negatively impacted.  Should Great Southern be restricted from using FHLBank advances due to weakness in the system or with the FHLBank of Des Moines, Great Southern may be forced to find alternative funding sources. These alternative funding sources may include the utilization of existing lines of credit with third party banks or the Federal Reserve Bank along with seeking other lines of credit, borrowing under repurchase agreement lines, increasing deposit rates to attract additional funds, accessing additional brokered deposits, or selling loans or investment securities in order to maintain adequate levels of liquidity.  At December 31, 2018, the Bank owned $12.4 million of stock in the FHLBank of Des Moines, which declared and paid an annualized dividend approximating 5.75% during the fourth quarter of 2018.  The FHLBank of Des Moines may eliminate or reduce dividend payments at any time in the future in order for it to maintain or restore its retained earnings.

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

•
To finance an acquisition, we may borrow funds, thereby increasing our leverage and diminishing our liquidity, or raise additional capital, which could dilute the interests of our existing stockholders; and

•
We may not be able to continue to sustain our past rate of growth or to grow at all in the future.  We completed two acquisitions in 2009, one acquisition in 2011, one acquisition in 2012, one acquisition in 2014 and opened additional banking offices and commercial loan production offices in recent years that enhanced our rate of growth.  Also in 2014, we acquired certain loans, deposits and branches from Boulevard Bank.  In 2016, we completed an acquisition of certain loans, deposits and branches in St. Louis from Fifth Third Bank.

Our growth or future losses may require us to raise additional capital in the future, but that capital may not be available when it is needed.  If available, the cost of that capital may also be very high.

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

Among the many requirements in the Dodd-Frank Act is a requirement for new capital regulations.  Generally, trust preferred securities are no longer eligible as Tier 1 capital, but the Company’s currently outstanding trust preferred securities were grandfathered and will continue to qualify as Tier 1 capital.  See “Item 1. Business—Government Supervision and Regulation-Capital” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Effect of Laws and Regulations-New Capital Rules.”

The Dodd-Frank Act created the Consumer Financial Protection Bureau (the “Bureau”), with broad powers to supervise and enforce consumer protection laws. The Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks, including the authority to prohibit “unfair, deceptive or abusive acts and practices.” The Bureau has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets, their service providers and certain non-depository entities such as debt collectors and consumer reporting agencies. In the case of banks, such as the Bank, with total assets of less than $10 billion, this examination and enforcement authority is held by the institution’s primary federal banking regulator (the FDIC, in the case of the Bank).

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

Additional provisions of the Dodd-Frank Act are described in this report under “Item 1. Business—Government Supervision and Regulation-Significant Legislation Impacting the Financial Services Industry” and “Item 7. - Management’s Discussion and Analysis of Financial Condition and Results of Operations—Effect of Federal Laws and Regulations-Significant Legislation Impacting the Financial Services Industry.”

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

H.R. 1, which was originally known as the "Tax Cuts and Jobs Act" and was signed into law in December 2017, is expected to have a significant impact on our financial statements and customers. It will take some time for us to analyze all of the implications of this legislation. Although we generally benefit from the legislation’s reduction in the Federal corporate income tax rate, a tax rate reduction potentially has broader implications for our operations, as the new rate could cause positive or negative effects on loan demand and on our pricing models, municipal bonds, tax credits and other investments. The interest deduction limitation implemented by the legislation could make some businesses and industries less inclined to borrow, potentially reducing demand for our commercial loan products. Further, the legislation’s limitation on the mortgage interest deduction and state and local tax deduction for individual taxpayers could increase the after-tax cost of owning a home for some of our potential and existing customers and potentially reduce demand for, or the individual size of, the residential mortgage loans we originate.

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

As such, the CECL model will materially impact how we determine our allowance for loan losses and may require us to significantly increase our allowance for loan losses. Furthermore, we may experience more fluctuations in our allowance for loan losses, which may be significant. If we were required to materially increase our allowance for loan losses, it may negatively impact our financial condition and results of operations. We are currently evaluating the new guidance and expect it to have an impact on our statements of income and financial condition, the significance of which is not yet known. We expect the CECL model will require us to recognize a one-time cumulative adjustment to our allowance for loan losses in order to fully transition from the incurred loss model to the CECL model, which could negatively impact our financial condition and results of operations.

Uncertainty relating to the LIBOR calculation process and potential phasing out of LIBOR may adversely affect us.

On July 27, 2017, the Chief Executive of the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calibration of LIBOR to the administrator of LIBOR after 2021. The announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR and it is impossible to predict the effect of any such alternatives on the value of LIBOR-based securities and variable rate loans, debentures, or other securities or financial arrangements, given LIBOR's role in determining market interest rates globally. Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR may adversely affect LIBOR rates and the value of LIBOR-based loans and securities in our portfolio and may impact the availability and cost of hedging instruments and borrowings. If LIBOR rates are no longer available, and we are required to implement substitute indices for the calculation of interest rates under our loan agreements with our borrowers, we may incur significant expenses in effecting the transition, and may be subject to disputes or litigation with customers over the appropriateness or comparability to LIBOR of the substitute indices, which could have a material adverse effect on our results of operations and financial condition.

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

As of December 31, 2018, we had outstanding $25.8 million aggregate principal amount of junior subordinated debt securities issued in connection with the sale of trust preferred securities by one of our subsidiaries that is a statutory business trust.  We have also guaranteed those trust preferred securities.  The indenture governing the junior subordinated debt securities, together with the related guarantee, prohibits us, subject to limited exceptions, from declaring or paying any dividends or distributions on, or redeeming, repurchasing, acquiring or making any liquidation payments with respect to, any of our capital stock (including any preferred stock and our common stock) at any time when (i) there shall have occurred and be continuing an event of default under the indenture or any event, act or condition that with notice or lapse of time or both would constitute an event of default under the indenture; or (ii) we are in default with respect to payment of any obligations under the related guarantee; or (iii) we have deferred payment of interest on the junior subordinated debt securities. In that regard, we are entitled, at our option but subject to certain conditions, to defer payments of interest on the junior subordinated debt securities from time to time for up to five years.

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

The Company’s Chairman of the Board, William V. Turner, and the Company’s Director, President and Chief Executive Officer, Joseph W. Turner, are father and son, respectively.  Julie Turner Brown, a director of the Company, is the sister of Joseph Turner and the daughter of William Turner.  These three Turner family members hold three of the Company’s nine Board positions.  As of December 31, 2018, they collectively beneficially owned approximately 2,120,574 shares of the Company’s common stock (excluding 57,000 shares underlying stock options exercisable as of or within 60 days after that date), representing approximately 15.0% of total shares outstanding, though they are subject to the voting limitation provision in our charter which precludes any person or group with beneficial ownership in excess of 10% of total shares outstanding from voting shares in excess of that threshold.   Through their board and management positions and their ownership of the Company’s stock, these three members of the Turner family may exert substantial influence over the direction of the Company and the outcome of Board and stockholder votes.

In addition to the Turner family members, we are aware of other beneficial owners of more than five percent of the outstanding shares of our common stock.  One of these beneficial owners is also a director of the Company.

As of December 31, 2018, one of the Company’s directors, Earl A. Steinert, beneficially owned 936,096 shares of our common stock, representing approximately 6.6% of total shares outstanding.  The shares that can be voted by the Turner family members (1,415,120 shares, per the ten percent voting limitation in our charter) and the shares beneficially owned by Mr. Steinert (936,096) total 2,351,216, representing approximately 16.6% of total shares outstanding.  While they have no agreement to do so, to the extent they vote in the same manner, these stockholders may be able to exercise influence over the management and business affairs of our Company. For example, using their collective voting power, these stockholders may be able to affect the outcome of director elections or block significant transactions, such as a merger or acquisition, or any other matter that might otherwise be favored by other stockholders.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES.

The Company’s corporate offices and operations center are located in Springfield, Missouri.  At December 31, 2018, the Company operated 99 retail banking centers and over 200 automated teller machines ("ATMs") in Missouri, Iowa, Minnesota, Kansas, Nebraska and Arkansas.  Of the 99 banking centers, the Company owns 89 of its locations and 10 were leased for various terms.  The majority of our banking center locations are in southwest and central Missouri, including the Springfield, Mo. metropolitan area, with additional concentrations in the Sioux City, Iowa, Des Moines, Iowa, Quad Cities, Iowa, Minneapolis, Minn., St. Louis Mo. and Kansas City, Mo. metropolitan areas.  The ATMs are located at various banking centers and primarily convenience stores and retail centers located throughout southwest and central Missouri. At December 31, 2018, the Company also operated six commercial and one mortgage loan production offices.  The Company owns one of its loan production office locations and five locations are leased.  All buildings which are owned are owned free of encumbrances or mortgages.  In the opinion of management, the facilities are adequate and suitable for the needs of the Company.  The aggregate net book value of the Company's premises and equipment was $132.4 million and $138.0 million at December 31, 2018 and 2017, respectively.  See also Note 6 and Note 16 of the accompanying audited financial statements, which are included in Item 8 of this Report.

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

Kevin L Baker.  Mr. Baker, age 51, is Vice President and Chief Credit Officer of the Bank.  He joined the bank in 2005 and is responsible for the overall credit approval process, commercial and consumer loan collection process and the loan documentation and servicing processes.  Prior to joining the Bank, Mr. Baker was a lending officer at a commercial bank.

John M. Bugh. Mr. Bugh, age 51, is Vice President and Chief Lending Officer of the Bank. He joined the Bank in 2011 and is in charge of all loan production for the Bank, including commercial, residential and consumer loans. Prior to joining the Bank, Mr. Bugh was a lending officer at other commercial banks and was an examiner for the FDIC.

Rex A. Copeland. Mr. Copeland, age 54, is Treasurer of the Company and Senior Vice President and Chief Financial Officer of the Bank. He joined the Bank in 2000 and is responsible for the financial functions of the Company, including the internal and external financial reporting of the Company and its subsidiaries. Mr. Copeland is a Certified Public Accountant. Prior to joining the Bank, Mr. Copeland served other financial services companies in the areas of corporate accounting, internal audit and independent public accounting.

Douglas W. Marrs. Mr. Marrs, age 61, is Secretary of the Company and Secretary, Vice President - Operations of the Bank. He joined the Bank in 1996 and is responsible for all operations functions of the Bank. Prior to joining the Bank, Mr. Marrs was a bank officer in the areas of operations and data processing at a commercial bank.

Linton J. Thomason. Mr. Thomason, age 63, is Vice President - Information Services of the Bank. He joined the Bank in 1997 and is responsible for information services for the Company and all of its subsidiaries and all treasury management sales/operations of the Bank. Prior to joining the Bank, Mr. Thomason was a bank officer in the areas of technology and data processing, operations and treasury management at a commercial bank.

PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The Company's Common Stock is listed on The NASDAQ Global Select Market under the symbol "GSBC."

As of December 31, 2018 there were 14,151,198 total shares of common stock outstanding and approximately 2,000 stockholders of record.

The Company's ability to pay dividends is substantially dependent on the dividend payments it receives from the Bank. For a description of the regulatory restrictions on the ability of the Bank to pay dividends to the Company, and the ability of the Company to pay dividends to its stockholders, see "Item 1. Business - Government Supervision and Regulation - Dividends."

Stock Repurchases

On April 18, 2018, the Company's Board of Directors authorized management to repurchase up to 500,000 shares of the Company's outstanding common stock, under a program of open market purchases or privately negotiated transactions. The plan does not have an expiration date.  The authorization of this new plan terminated the previous repurchase plan which was approved in November 2006, with an authorization to repurchase up to 700,000 shares of the Company's outstanding common stock.

As indicated below, the Company repurchased the following shares of its common stock during the three months ended December 31, 2018.

	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan (1)

October 1, 2018 - October 31, 2018	2,500	$52.05	2,500	497,500
November 1, 2018- November 30, 2018	—	—	—	497,500
December 1, 2018- December 31, 2018	15,042	51.43	15,042	482,458

	17,542	$51.52	17,542

__________________
(1)	Amount represents the number of shares available to be repurchased under the April 2018 plan as of the last calendar day of the month shown.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial information and other financial data of the Company. The summary statement of financial condition information and statement of income information are derived from our consolidated financial statements, which have been audited by BKD, LLP.  See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8. “Financial Statements and Supplementary Information.”  Results for past periods are not necessarily indicative of results that may be expected for any future period.

	December 31,
	2018	2017	2016	2015	2014
	(Dollars In Thousands)

Summary Statement of Financial Condition Information:
Assets	$4,676,200	$4,414,521	$4,550,663	$4,104,189	$3,951,334
Loans receivable, net	3,990,651	3,734,505	3,776,411	3,352,797	3,053,427
Allowance for loan losses	38,409	36,492	37,400	38,149	38,435
Available-for-sale securities	243,968	179,179	213,872	262,856	365,506
Other real estate and repossessions, net	8,440	22,002	32,658	31,893	45,838
Deposits	3,725,007	3,597,144	3,677,230	3,268,626	2,990,840
Total borrowings and other interest-bearing liabilities	397,594	324,097	416,786	406,797	514,014
Stockholders' equity (retained
earnings substantially restricted)	531,977	471,662	429,806	398,227	419,745
Common stockholders' equity	531,977	471,662	429,806	398,227	361,802
Average loans receivable	3,910,819	3,814,560	3,659,360	3,235,787	2,784,106
Average total assets	4,503,326	4,460,196	4,370,793	4,067,399	3,824,493
Average deposits	3,556,240	3,598,579	3,475,887	3,203,262	3,007,588
Average stockholders' equity	498,508	455,704	414,799	438,683	402,670
Number of deposit accounts	227,240	230,456	231,272	217,139	217,877
Number of full-service offices	99	104	104	110	108

	For the Year Ended December 31,
	2018	2017	2016	2015	2014
	(In Thousands)
Summary Statement of Income Information:
Interest income:
Loans	$198,226	$176,654	$178,883	$177,240	$172,569
Investment securities and other	7,723	6,407	6,292	7,111	10,793
	205,949	183,061	185,175	184,351	183,362
Interest expense:
Deposits	27,957	20,595	17,387	13,511	11,225
Federal Home Loan Bank advances	3,985	1,516	1,214	1,707	2,910
Short-term borrowings and repurchase agreements	765	747	1,137	65	1,099
Subordinated debentures issued to capital trust	953	949	803	714	567
Subordinated notes	4,097	4,098	1,578	—	—
	37,757	27,905	22,119	15,997	15,801
Net interest income	168,192	155,156	163,056	168,354	167,561
Provision for loan losses	7,150	9,100	9,281	5,519	4,151
Net interest income after provision for loan losses	161,042	146,056	153,775	162,835	163,410
Noninterest income:
Commissions	1,137	1,041	1,097	1,136	1,163
Service charges and ATM fees	21,695	21,628	21,666	19,841	19,075
Net realized gains on sales of loans	1,788	3,150	3,941	3,888	4,133
Net realized gains on sales of
available-for-sale securities	2	—	2,873	2	2,139
Late charges and fees on loans	1,622	2,231	1,747	2,129	1,400
Gain (loss) on derivative interest rate products	25	28	66	(43)	(345)
Gain recognized on sale of business units	7,414	—	—	—	—
Gain recognized on business acquisitions	—	—	—	—	10,805
Gain (loss) on termination of loss sharing agreements	—	7,705	(584)	—	—
Amortization of income/expense related to business acquisition	—	(486)	(6,351)	(18,345)	(27,868)
Other income	2,535	3,230	4,055	4,973	4,229
	36,218	38,527	28,510	13,581	14,731
Noninterest expense:
Salaries and employee benefits	60,215	60,034	60,377	58,682	56,032
Net occupancy expense	25,628	24,613	26,077	25,985	23,541
Postage	3,348	3,461	3,791	3,787	3,578
Insurance	2,674	2,959	3,482	3,566	3,837
Advertising	2,460	2,311	2,228	2,317	2,404
Office supplies and printing	1,047	1,446	1,708	1,333	1,464
Telephone	3,272	3,188	3,483	3,235	2,866
Legal, audit and other professional fees	3,423	2,862	3,191	2,713	3,957
Expense on other real estate and repossessions	4,919	3,929	4,111	2,526	5,636
Partnership tax credit investment amortization	575	930	1,681	1,680	1,720
Acquired deposit intangible asset amortization	1,562	1,650	1,910	1,750	1,519
Other operating expenses	6,187	6,878	8,388	6,776	14,305
	115,310	114,261	120,427	114,350	120,859

Income before income taxes	81,950	70,322	61,858	62,066	57,282
Provision for income taxes	14,841	18,758	16,516	15,564	13,753
Net income	67,109	51,564	45,342	46,502	43,529
Preferred stock dividends and discount accretion	—	—	—	554	579
Net income available to common shareholders	$67,109	$51,564	$45,342	$45,948	$42,950

	At or For the Year Ended December 31,
	2018	2017	2016	2015	2014
	(Number of shares in thousands)
Per Common Share Data:
Basic earnings per common share	$4.75	$3.67	$3.26	$3.33	$3.14
Diluted earnings per common share	4.71	3.64	3.21	3.28	3.10
Cash dividends declared	1.20	0.94	0.88	0.86	0.80
Book value per common share	37.59	33.48	30.77	28.67	26.30

Average shares outstanding	14,132	14,032	13,912	13,818	13,700
Year-end actual shares outstanding	14,151	14,088	13,968	13,888	13,755
Average fully diluted shares outstanding	14,260	14,180	14,141	14,000	13,876

Earnings Performance Ratios:
Return on average assets(1)	1.49%	1.16%	1.04%	1.14%	1.14%
Return on average stockholders' equity(2)	13.46	11.32	10.93	12.13	12.63
Non-interest income to average total assets	0.80	0.86	0.65	0.33	0.39
Non-interest expense to average total assets	2.56	2.56	2.76	2.81	3.16
Average interest rate spread(3)	3.75	3.59	3.93	4.44	4.74
Year-end interest rate spread	3.60	3.67	3.60	3.80	3.86
Net interest margin(4)	3.99	3.74	4.05	4.53	4.84
Efficiency ratio(5)	56.41	58.99	62.86	62.85	66.30
Net overhead ratio(6)	1.76	1.70	2.10	2.48	2.77
Common dividend pay-out ratio(7)	25.48	25.82	27.41	26.22	25.81

Asset Quality Ratios (8):
Allowance for loan losses/year-end loans	0.98%	1.01%	1.04%	1.20%	1.34%
Non-performing assets/year-end loans and foreclosed assets	0.29	0.73	1.02	1.28	1.39
Allowance for loan losses/non-performing loans	609.67	324.23	265.60	230.24	471.77
Net charge-offs/average loans	0.13	0.26	0.29	0.20	0.24
Gross non-performing assets/year end assets	0.25	0.63	0.86	1.07	1.11
Non-performing loans/year-end loans	0.16	0.30	0.37	0.49	0.26

Balance Sheet Ratios:
Loans to deposits	106.76%	103.82%	102.70%	102.58%	102.09%
Average interest-earning assets as a percentage of average interest-bearing liabilities	126.47	123.74	121.33	121.60	120.95

Capital Ratios:
Average common stockholders' equity to average assets	11.1%	10.2%	9.5%	9.4%	9.0%
Year-end tangible common stockholders' equity to tangible assets(9)	11.2	10.5	9.2	9.6	9.0
Great Southern Bancorp, Inc.:
Tier 1 capital ratio	11.9	11.4	10.8	11.5	13.3
Total capital ratio	14.4	14.1	13.6	12.6	14.5
Tier 1 leverage ratio	11.7	10.9	9.9	10.2	11.1
Common equity Tier 1 ratio	11.4	10.9	10.2	10.8	—
Great Southern Bank:
Tier 1 capital ratio	12.4	12.3	11.8	11.0	11.4
Total capital ratio	13.3	13.2	12.7	12.1	12.6
Tier 1 leverage ratio	12.2	11.7	10.8	9.8	9.5
Common equity Tier 1 ratio	12.4	12.3	11.8	11.0	—

____________________
(1)	Net income divided by average total assets.
(2)	Net income divided by average stockholders' equity.
(3)	Yield on average interest-earning assets less rate on average interest-bearing liabilities.
(4)	Net interest income divided by average interest-earning assets.
(5)	Non-interest expense divided by the sum of net interest income plus non-interest income.
(6)	Non-interest expense less non-interest income divided by average total assets.
(7)	Cash dividends per common share divided by earnings per common share.
(8)	Excludes FDIC-acquired assets.
(9)
Non-GAAP Financial Measure.  For additional information, including a reconciliation to GAAP, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures.”

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

When used in this Annual Report and in other documents filed or furnished by Great Southern Bancorp, Inc. (the “Company”) with the Securities and Exchange Commission (the "SEC"), in the Company's press releases or other public or stockholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "intends" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including, among other things, (i) the possibility that the changes in non-interest income, non-interest expense and interest expense actually resulting from Great Southern Bank's recently completed transaction with West Gate Bank might be materially different from estimated amounts; (ii) the possibility that the actual reduction in the Company’s effective tax rate expected to result from H. R. 1, formerly known as the “Tax Cuts and Jobs Act” (the “Tax Reform Legislation”) might be different from the reduction estimated by the Company; (iii) expected revenues, cost savings, earnings accretion, synergies and other benefits from the Company's  merger and acquisition activities might not be realized within the anticipated time frames or at all, and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, might be greater than expected; (iv) changes in economic conditions, either nationally or in the Company's market areas; (v) fluctuations in interest rates; (vi) the risks of lending and investing activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses; (vii) the possibility of other-than-temporary impairments of securities held in the Company's securities portfolio; (viii) the Company's ability to access cost-effective funding; (ix) fluctuations in real estate values and both residential and commercial real estate market conditions; (x) demand for loans and deposits in the Company's market areas; (xi) the ability to adapt successfully to technological changes to meet customers' needs and developments in the marketplace; (xii) the possibility that security measures implemented might not be sufficient to mitigate the risk of a cyber attack or cyber theft, and that such security measures might not protect against systems failures or interruptions; (xiii) legislative or regulatory changes that adversely affect the Company's business, including, without limitation, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and its implementing regulations, the overdraft protection regulations and customers' responses thereto and the Tax Reform Legislation; (xiv) changes in accounting principles, policies or guidelines; (xv) monetary and fiscal policies of the Federal Reserve Board and the U.S. Government and other governmental initiatives affecting the financial services industry; (xvi) results of examinations of the Company and Great Southern Bank by their regulators, including the possibility that the regulators may, among other things, require the Company to limit its business activities, changes its business mix, increase its allowance for loan losses, write-down assets or increase its capital levels, or affect its ability to borrow funds or maintain or increase deposits, which could adversely affect its liquidity and earnings; (xvii) costs and effects of litigation, including settlements and judgments; and (xviii) competition. The Company wishes to advise readers that the factors listed above and other risks described from time to time in documents filed or furnished by the Company with the SEC could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

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

Carrying Value of Loans Acquired in FDIC-assisted Transactions and Indemnification Asset

The Company considers that the determination of the carrying value of loans acquired in the FDIC-assisted transactions and the carrying value of the related FDIC indemnification asset involves a high degree of judgment and complexity. The carrying value of the acquired loans and, prior to June 30, 2017, the FDIC indemnification asset reflect management’s best ongoing estimates of the amounts to be realized on each of these assets. The Company has now terminated all loss sharing agreements with the FDIC and, accordingly, no longer has an indemnification asset.  The Company determined initial fair value accounting estimates of the acquired assets and assumed liabilities in accordance with FASB ASC 805, Business Combinations. However, the amount that the Company realizes on its acquired loan assets could differ materially from the carrying value reflected in its financial statements, based upon the timing of collections on the acquired loans in future periods. Because of the loss sharing agreements with the FDIC on certain of these assets, the Company did not expect to incur any significant losses related to these assets. To the extent the actual values realized for the acquired loans are different from the estimates, the indemnification asset was generally impacted in an offsetting manner due to the loss sharing support from the FDIC.  Subsequent to the initial valuation, the Company continues to monitor identified loan pools for changes in estimated cash flows projected for the loan pools, anticipated credit losses and changes in the accretable yield.  Analysis of these variables requires significant estimates and a high degree of judgment.  See Note 4 of the accompanying audited financial statements for additional information regarding the TeamBank, Vantus Bank, Sun Security Bank, InterBank and Valley Bank FDIC-assisted transactions.

Goodwill and Intangible Assets

Goodwill and intangible assets that have indefinite useful lives are subject to an impairment test at least annually and more frequently if circumstances indicate their value may not be recoverable. Goodwill is tested for impairment using a process that estimates the fair value of each of the Company’s reporting units compared with its carrying value. The Company defines reporting units as a level below each of its operating segments for which there is discrete financial information that is regularly reviewed. As of December 31, 2018, the Company has one reporting unit to which goodwill has been allocated – the Bank. If the fair value of a reporting unit exceeds its carrying value, then no impairment is recorded. If the carrying value amount exceeds the fair value of a reporting unit, further testing is completed comparing the implied fair value of the reporting unit’s goodwill to its carrying value to measure the amount of impairment. Intangible assets that are not amortized will be tested for impairment at least annually by comparing the fair values of those assets to their carrying values. At December 31, 2018, goodwill consisted of $5.4 million at the Bank reporting unit, which included goodwill of $4.2 million that was recorded during 2016 related to the acquisition of 12 branches from Fifth Third Bank.  Other identifiable intangible assets that are subject to amortization are amortized on a straight-line basis over a period of seven years. At December 31, 2018, the amortizable intangible assets consisted of core deposit intangibles of $3.9 million, including $2.6 million related to the Fifth Third Bank transaction in January 2016, $1.0 million related to the Valley Bank transaction in June 2014 and $275,000 related to the Boulevard Bank transaction in March 2014.  These amortizable intangible assets are reviewed for impairment if circumstances indicate their value may not be recoverable based on a comparison of fair value. See Note 1 of the accompanying audited financial statements for additional information.

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

Based on the Company’s goodwill impairment testing, management does not believe any of its goodwill or other intangible assets are impaired as of December 31, 2018. While the Company believes no impairment existed at December 31, 2018, different conditions or assumptions used to measure fair value of the reporting unit, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of the Company’s impairment evaluation in the future.

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

The national unemployment rate rose to 3.9% in December 2018 from a 49-year low of 3.7% the previous month.  The rate compares to an employment rate of 4.1% at December 2017. Total nonfarm payroll employment increased by 312,000 in December 2018 with employment increases in health care, food services and drinking places, construction, manufacturing and retail trade.  In December 2018, the U.S. labor force participation rate (the share of working-age Americans who are either employed or are actively looking for a job) was 63.1% and the employment population ratio was 60.6%, with both ratios changing little since November 2018.  The unemployment rate for the Midwest, where most of the Company’s business is conducted, was at 3.7% in December 2018, which is slightly better than the national unemployment rate of 3.9%.  Unemployment rates for December 2018 were:  Missouri at 3.1%, Arkansas at 3.6%, Kansas at 3.3%, Iowa at 2.4%, Minnesota at 2.8%, Illinois at 4.3%, Oklahoma at 3.2%, Texas at 3.7%, Georgia at 3.6% and Colorado at 3.5%.  Of the metropolitan areas in which the Company does business, the Chicago area had the highest unemployment level at 4.0% as of December 2018.  This rate had improved significantly since the 4.7% rate reported as of December 2017.  The unemployment rates for the Springfield and St. Louis market areas at 2.6% and 3.4%, respectively, were well below the national average.  Metropolitan areas in Iowa, Missouri, Arkansas and Minnesota continued to boast unemployment levels amongst the lowest in the nation.

Sales of newly built single-family homes for November 2018 were at a seasonally adjusted annual rate of 657,000 according to U.S. Census Bureau and the Department of Housing and Urban Development estimates.  This is 16.9% above the revised October 2018 seasonally adjusted annual rate of 562,000, but is 7.7% below the November 2017 seasonally adjusted annual rate of 712,000.  The median sales price of new houses sold in November 2018 was $302,400, down from $343,300 a year earlier.  The average sales price was $362,400, down from $402,900 as of December 2017.  The inventory of new homes for sale at the end of November would support 6 months’ supply at the current sales pace, down from 7.1 months in September, and similar to 5.7 months a year ago.

After two consecutive months of increases, existing home sales declined in the month of December, according to the National Association of Realtors (NAR). Total existing home sales decreased 6.4% from November 2018 to a seasonally adjusted rate of 4.99 million in December 2018. Sales are now down 10.3% from a year ago.  Total housing inventory at the end of December decreased to 1.55 million, down from 1.74 million existing homes available for sale in November.  Unsold inventory is at a 3.7 month supply at the current sales pace, up from 3.2 months a year ago.

The national median existing home price for all housing types in December was $253,600, up 2.9% from December 2017. December’s price increase marks the 82nd straight month of year-over-year gains.  The Midwest region existing home median sale price, after some fluctuations, landed at $191,300 for December 2018, the same as a year ago. First-time buyers accounted for 32% of sales in December, down slightly from 33% last month but the same as a year ago.

The multi-family sector rebounded in 2017 and 2018, with demand approaching the highest level on record. National vacancy rates were 6% at the end of December 2018 while our market areas reflected the following vacancy levels: Springfield, Mo. at 5.4%, St. Louis at 9.0%, Kansas City at 7.1%, Minneapolis at 4.7%, Tulsa, Okla. at 9.5%, Dallas-Fort Worth at 8.1% and Chicago at 6.4%. Rent growth picked up in recent months and demand has increased at a steady rate supported by the strong economy.  Vacancy rates have increased in Tulsa, St. Louis and Dallas due to an increased number of units coming on-line. Developers continue to favor more-expensive submarkets.  Transaction volume has slowed, but pricing has remained on an upward trajectory.  Cap rates are still at very low levels. Continued increase in the homeownership rate is the single largest risk to the apartment sector.  Despite the decline in affordability and rigid mortgage origination standards, about two-thirds of consumers still believe now is a good time to buy a home, according to a recent University of Michigan consumer survey. The homeownership rate has risen by more than a percentage point since 2016, to 64.4% in the third quarter of 2018. All of the Company’s market areas within the multi-family sector are in expansion phase with the exception of Denver and Atlanta which are both currently in a hyper-supply phase.

Nationally, approximately 45% of the suburban office markets are in an expansion market cycle -- characterized by decreasing vacancy rates, moderate/high new construction, high absorption, moderate/high employment growth and medium/high rental rate growth.  Signs of late-cycle conditions are spreading as we begin 2019. Both CBD and suburban markets are being categorized as either in recession or in hyper-supply by about one in 10 market respondents. So while most markets are in recovery or expansion, they tilt toward risk in the coming years. The Company’s larger market areas in the suburban office expansion market cycle include Minneapolis, Dallas-Ft. Worth, and St. Louis.  Tulsa, Okla. and Kansas City are currently in the recovery/expansion market cycle -- typified by decreasing vacancy rates, low new construction, moderate absorption, low/moderate employment growth and negative/low rental rate growth. Chicago is currently in a recession market cycle typified by increasing vacancies, low absorption and low new construction while Denver is in hyper-supply.

Approximately 70% of the retail sector is in the expansion phase of the market cycle, with another 20% in recovery mode and the remaining 10% in hyper-supply and recession.  The Company’s larger market areas included in the retail expansion market segment are Chicago, Denver, Minneapolis, Kansas City, Dallas-Ft. Worth, and St. Louis, with Chicago and Minneapolis nearing hyper-supply. The Atlanta and Tulsa markets are each in recovery phase.

The industrial segment, once concentrated in manufacturing, is now epitomized by a dense network of warehousing, distribution, logistics, and R&D/Flex properties which is the conduit of the current global e-commerce revolution.  All of the Company’s larger industrial market areas are categorized as being in the expansion cycle with prospects of continuing good economic growth.  Two market areas; Chicago and Kansas City are in the latter stages of the expansion cycle.

Occupancy, absorption and rental income levels of commercial real estate properties located throughout the Company’s market areas remain stable according to information provided by real estate services firm CoStar Group.  Moderate real estate sales and financing activity is continuing to support loan growth.

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

The termination of the loss sharing agreements for the TeamBank, Vantus Bank, Sun Security Bank and InterBank transactions have no impact on the yields for the loans that were previously covered under these agreements, as the remaining accretable yield adjustments that affect interest income have not been changed and will continue to be recognized for all FDIC-assisted transactions in the same manner as they have been previously. All post-termination recoveries, gains, losses and expenses related to these previously covered assets are recognized entirely by Great Southern Bank since the FDIC no longer shares in such gains or losses. Accordingly, the Company’s earnings are positively impacted to the extent the Company recognizes gains on any sales or recoveries in excess of the carrying value of such assets. Similarly, the Company’s earnings are negatively impacted to the extent the Company recognizes expenses, losses or charge-offs related to such assets.  There will be no future effects on non-interest income (expense) related to adjustments or amortization of the indemnification assets for Team Bank, Vantus Bank, Sun Security Bank or InterBank.  All rights and obligations of the Bank and the FDIC under the terminated loss sharing agreements, including the settlement of all existing loss sharing and expense reimbursement claims, have been resolved and terminated.

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

In the year ended December 31, 2018, Great Southern's total assets increased $261.7 million, or 5.9%, from $4.41 billion at December 31, 2017, to $4.68 billion at December 31, 2018. Full details of the current year changes in total assets are provided in the “Comparison of Financial Condition at December 31, 2018 and December 31, 2017” section.

Loans.  In the year ended December 31, 2018, Great Southern's net loans increased $262.7 million, or 7.0%, from $3.73 billion at December 31, 2017, to $3.99 billion at December 31, 2018.  Excluding FDIC-assisted acquired loans and mortgage loans held for sale, total gross loans increased $472.3 million, or 10.8%, from December 31, 2017 to December 31, 2018.  This increase was primarily in construction loans, commercial real estate loans, one- to four-family residential mortgage loans and other residential (multi-family) real estate loans.  These increases were offset by a decrease in consumer auto loans of $103.6 million and decrease in the FDIC-acquired loan portfolios of $42.0 million.  In addition, there were higher than usual unscheduled significant paydowns on loans during 2018 due to borrowers selling projects or refinancing debt.  Total loan paydowns in excess of $1.0 million exceeded $668 million during 2018.   As loan demand is affected by a variety of factors, including general economic conditions, and because of the competition we face and our focus on pricing discipline and credit quality, we cannot be assured that our loan growth will match or exceed the level of increases achieved in 2018 or prior years.  The Company's strategy continues to be focused on maintaining credit risk and interest rate risk at appropriate levels.

Recent loan growth has occurred in several loan types, primarily construction loans, other residential (multi-family) real estate loans and commercial real estate loans and in most of Great Southern's primary lending locations, including Springfield, St. Louis, Kansas City, Des Moines and Minneapolis, as well as the loan production offices in Chicago, Dallas, Omaha and Tulsa.  Certain minimum underwriting standards and monitoring help assure the Company's portfolio quality. Great Southern's loan committee reviews and approves all new loan originations in excess of lender approval authorities.  Generally, the Company considers commercial construction, consumer, and commercial real estate loans to involve a higher degree of risk compared to some other types of loans, such as first mortgage loans on one- to four-family, owner-occupied residential properties.  For commercial real estate, commercial business and construction loans, the credits are subject to an analysis of the borrower's and guarantor's financial condition, credit history, verification of liquid assets, collateral, market analysis and repayment ability.  It has been, and continues to be, Great Southern's practice to verify information from potential borrowers regarding assets, income or payment ability and credit ratings as applicable and as required by the authority approving the loan.  To minimize construction risk, projects are monitored as construction draws are requested by comparison to budget and with progress verified through property inspections.  The geographic and product diversity of collateral, equity requirements and limitations on speculative construction projects help to mitigate overall risk in these loans. Underwriting standards for all loans also include loan-to-value ratio limitations which vary depending on collateral type, debt service coverage ratios or debt payment to income ratio guidelines, where applicable, credit histories, use of guaranties and other recommended terms relating to equity requirements, amortization, and maturity.  Consumer loans are primarily secured by new and used motor vehicles and these loans are also subject to certain minimum underwriting standards to assure portfolio quality.  Great Southern's consumer underwriting and pricing standards were fairly consistent over the past several years through the first half of 2016.  In response to a more challenging consumer credit environment, the Company tightened its underwriting guidelines on automobile lending in the latter part of 2016.  Management took this step in an effort to improve credit quality in the portfolio and lower delinquencies and charge-offs.  The underwriting standards employed by Great Southern for consumer loans include a determination of the applicant's payment history on other debts, credit scores, employment history and an assessment of ability to meet existing obligations and payments on the proposed loan.  In 2019, the Company made the decision to discontinue indirect auto loan originations.

Of the total loan portfolio at December 31, 2018 and 2017, 84.4% and 79.9%, respectively, was secured by real estate, as this is the Bank’s primary focus in its lending efforts.  At December 31, 2018 and 2017, commercial real estate and commercial construction loans were 49.7% and 48.0% of the Bank’s total loan portfolio (excluding loans acquired through FDIC-assisted transactions), respectively.  Commercial real estate and commercial construction loans generally afford the Bank an opportunity to increase the yield on, and the proportion of interest rate sensitive loans in, its portfolio.  They do, however, present somewhat greater risk to the Bank because they may be more adversely affected by conditions in the real estate markets or in the economy generally.  At December 31, 2018 and 2017, loans made in the Springfield, Mo. metropolitan statistical area (Springfield MSA) were 9% and 11% of the Bank’s total loan portfolio (excluding loans acquired through FDIC-assisted transactions), respectively.  The Company’s headquarters are located in Springfield and we have operated in this market since 1923.  Because of our large presence and experience in the Springfield MSA, many lending opportunities exist.  However, if the economic conditions of the Springfield MSA were worse than those of other market areas in which we operate or the national economy overall, the performance of these loans could decline comparatively.  At December 31, 2018 and 2017, loans made in the St. Louis, Mo. metropolitan statistical area (St. Louis MSA) were 19% and 19% of the Bank’s total loan portfolio (excluding loans acquired through FDIC-assisted transactions), respectively.  The Company’s expansion into the St. Louis MSA beginning in May 2009 has provided an opportunity to not only expand its markets and provide diversification from the Springfield MSA, but also has provided access to a larger economy with increased lending opportunities despite higher levels of competition.  Loans made in the St. Louis MSA are primarily commercial real estate, commercial business and multi-family residential loans which are less likely to be impacted by the higher levels of unemployment rates, as mentioned above under “Current Economic Conditions,” than if the focus were on one- to four-family residential and consumer loans.  For further discussions of the Bank’s loan portfolio, and specifically, commercial real estate and commercial construction loans, see “Item 1. Business – Lending Activities.”

The percentage of fixed-rate loans in our loan portfolio has increased from 46% as of December 31, 2010 to 55% as of December 31, 2018 due to customer preference for fixed rate loans during this period of low and, more recently, increasing interest rates.  The majority of the increase in fixed rate loans was in commercial construction and commercial real estate, both of which typically have short durations within our portfolio.  Of the total amount of fixed rate loans in our portfolio as of December 31, 2018, approximately 81% mature within one to five years and therefore are not considered to create significant long-term interest rate risk for the Company.  Fixed rate loans make up only a portion of our balance sheet and our overall interest rate risk strategy.  As of December 31, 2018, our interest rate risk models indicated a one-year interest rate earnings sensitivity position that is modestly positive in an increasing rate environment.  For further discussion of our interest rate sensitivity gap and the processes used to manage our exposure to interest rate risk, see “Quantitative and Qualitative Disclosures About Market Risk – How We Measure the Risks to Us Associated with Interest Rate Changes.” For discussion of the risk factors associated with interest rate changes, see “Risk Factors – We may be adversely affected by interest rate changes.”

While our policy allows us to lend up to 95% of the appraised value on one-to four-family residential properties, originations of loans with loan-to-value ratios at that level are minimal.  Private mortgage insurance is typically required for loan amounts above the 80% level.  Few exceptions occur and would be based on analyses which determined minimal transactional risk to be involved.  We consider these lending practices to be consistent with or more conservative than what we believe to be the norm for banks our size.  At December 31, 2018 and 2017, an estimated 0.1% and 0.1%, respectively, of total owner occupied one- to four-family residential loans had loan-to-value ratios above 100% at origination.  At December 31, 2018 and 2017, an estimated 0.9% and 1.5%, respectively, of total non-owner occupied one- to four-family residential loans had loan-to-value ratios above 100% at origination.

At December 31, 2018, troubled debt restructurings totaled $6.9 million, or 0.2% of total loans, down $8.1 million from $15.0 million, or 0.4% of total loans, at December 31, 2017.  Concessions granted to borrowers experiencing financial difficulties may include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.  For troubled debt restructurings occurring during the year ended December 31, 2018, five loans totaling $31,000 were restructured into multiple new loans.  For troubled debt restructurings occurring during the year ended December 31, 2017, no loans were restructured into multiple new loans.  For further information on troubled debt restructurings, see Note 3 of the accompanying audited financial statements, which are included in Item 8 of this report.

Loans that were acquired through FDIC-assisted transactions, which are accounted for in pools, are currently included in the analysis and estimation of the allowance for loan losses.  If expected cash flows to be received on any given pool of loans decreases from previous estimates, then a determination is made as to whether the loan pool should be charged down or the allowance for loan losses should be increased (through a provision for loan losses).  As noted above, the loss sharing agreements for Team Bank, Vantus Bank and Sun Security Bank were terminated on April 26, 2016 and the loss sharing agreements for InterBank were terminated on June 9, 2017.  Acquired loans are described in detail in Note 4 of the accompanying audited financial statements, included in Item 8 of this

Report.  For acquired loan pools, the Company may allocate, and at December 31, 2018, has allocated, a portion of its allowance for loan losses related to these loan pools in a manner similar to how it allocates its allowance for loan losses to those loans which are collectively evaluated for impairment.

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

Available-for-sale Securities.  In the year ended December 31, 2018, available-for-sale securities increased $64.8 million, or 36.2%, from $179.2 million at December 31, 2017, to $244.0 million at December 31, 2018.  The increase was primarily due to the purchase of FNMA and GNMA fixed-rate multi-family mortgage-backed securities, partially offset by calls of municipal securities and normal monthly payments received related to the portfolio of mortgage-backed securities.

Deposits.  The Company attracts deposit accounts through its retail branch network, correspondent banking and corporate services areas, and brokered deposits. The Company then utilizes these deposit funds, along with FHLBank advances and other borrowings, to meet loan demand or otherwise fund its activities. In the year ended December 31, 2018, total deposit balances increased $127.9 million, or 3.6%.  Transaction account balances decreased $93.7 million and retail certificates of deposit increased $120.1 million compared to December 31, 2017.  A large portion of the decrease in transaction accounts was due to the sale of the Company’s branches and deposits in Omaha, Neb. during 2018, which resulted in a decrease in transaction account balances of $39.7 million and a decrease in retail certificates of deposit of $16.1 million.  Excluding the Omaha branch deposits sold, transaction account balances decreased $54.0 million to $2.13 billion at December 31, 2018, while retail certificates of deposit increased $136.2 million compared to December 31, 2017, to $1.26 billion at December 31, 2018.  The decreases in transaction accounts were primarily a result of decreases in money market deposit accounts, with a smaller portion of the decreases coming from NOW account deposit accounts.  Retail certificates of deposit increased due to an increase of approximately $56 million in retail certificates generated through our banking centers and an increase of approximately $70 million in certificates of deposit opened through the Company’s internet deposit acquisition channels during 2018.  Some of these deposits were generated as a result of our rates intentionally being in the top tier compared to our competitors in the internet channels during the last few months of 2018.  Brokered deposits, including CDARS program purchased funds, were $326.9 million at December 31, 2018, an increase of $101.4 million from $225.5 million at December 31, 2017.

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

Our ability to fund growth in future periods may also depend on our ability to continue to access brokered deposits and FHLBank advances. In times when our loan demand has outpaced our generation of new deposits, we have utilized brokered deposits and FHLBank advances to fund these loans. These funding sources have been attractive to us because we can create either fixed or variable rate funding, as desired, which more closely matches the interest rate nature of much of our loan portfolio. It also gives us greater flexibility in increasing or decreasing the duration of our funding.  While we do not currently anticipate that our ability to access these sources will be reduced or eliminated in future periods, if this should happen, the limitation on our ability to fund additional loans could have a material adverse effect on our business, financial condition and results of operations.

Federal Home Loan Bank Advances and Short Term Borrowings.  The Company’s Federal Home Loan Bank advances totaled $-0- at December 31, 2018, compared to $127.5 million at December 31, 2017.  The balance of $127.5 million at December 31, 2017, consisted of short-term advances.  At December 31, 2018, there were no borrowings from the FHLBank, other than overnight advances, which are included in the short term borrowings category.

Short term borrowings and other interest-bearing liabilities increased $176.1 million from $16.6 million at December 31, 2017 to $192.7 million at December 31, 2018.  The short term borrowings included overnight FHLBank borrowings of $178.0 million at December 31, 2018 and $15.0 million at December 31, 2017. The Company utilizes both overnight borrowings and short-term FHLBank advances depending on relative interest rates.

Net Interest Income and Interest Rate Risk Management.  Our net interest income may be affected positively or negatively by changes in market interest rates. A large portion of our loan portfolio is tied to one-month LIBOR, three-month LIBOR or the "prime rate" and adjusts immediately or shortly after the index rate adjusts (subject to the effect of contractual interest rate floors on some of the loans, which are discussed below).  We monitor our sensitivity to interest rate changes on an ongoing basis (see "Quantitative and Qualitative Disclosures About Market Risk").  In addition, our net interest income may be impacted by changes in the cash flows expected to be received from acquired loan pools.  As described in Note 4 of the accompanying audited financial statements,  included in Item 8 of this report, the Company’s evaluation of cash flows expected to be received from acquired loan pools is on-going and increases in cash flow expectations are recognized as increases in accretable yield through interest income.  Decreases in cash flow expectations are recognized as impairments through the allowance for loan losses.

The current level and shape of the interest rate yield curve poses challenges for interest rate risk management. Prior to its increase of 0.25% on December 16, 2015, the Federal Reserve Board had last changed interest rates on December 16, 2008. This was the first rate increase since June 29, 2006.  The FRB has now also implemented rate increases of 0.25% on eight different occasions beginning December 14, 2016, with the Federal Funds rate now at 2.50%.  Great Southern has a substantial portion of its loan portfolio ($1.46 billion at December 31, 2018) which is tied to the one-month or three-month LIBOR index and will be subject to adjust at least once within 90 days after December 31, 2018.  Of these loans, $1.34 billion as of December 31, 2018 had interest rate floors.  Great Southern also has a portfolio of loans ($257 million at December 31, 2018) which are tied to a "prime rate" of interest and will adjust immediately with changes to the "prime rate" of interest. But for the interest rate floors, a rate cut by the FRB generally would have an anticipated immediate negative impact on the Company's net interest income due to the large total balance of loans which generally adjust immediately as the Federal Funds rate adjusts. Loans at their floor rates are, however, subject to the risk that borrowers will seek to refinance elsewhere at the lower market rate.  Because the Federal Funds rate is still generally low, there may also be a negative impact on the Company's net interest income due to the Company's inability to significantly lower its funding costs in the current competitive rate environment, although interest rates on assets may decline further. Conversely, interest rate increases would normally result in increased interest rates on our LIBOR-based and prime-based loans. As of December 31, 2018, Great Southern's interest rate risk models indicate that, generally, rising interest rates are expected to have a positive impact on the Company's net interest income, while declining interest rates would have a negative impact on net interest income. We model various interest rate scenarios for rising and falling rates, including both parallel and non-parallel shifts in rates. The results of our modeling indicate that net interest income is not likely to be materially affected either positively or negatively in the first twelve months following a rate change, regardless of any changes in interest rates, because our portfolios are relatively well matched in a twelve-month horizon. The effects of interest rate changes, if any, are expected to be more impacting to net interest income in the 12 to 36 months following a rate change. For further discussion of the processes used to manage our exposure to interest rate risk, see “Quantitative and Qualitative Disclosures About Market Risk – How We Measure the Risks to Us Associated with Interest Rate Changes.”

Non-Interest Income and Operating Expenses.  The Company's profitability is also affected by the level of its non-interest income and operating expenses. Non-interest income consists primarily of service charges and ATM fees, late charges and prepayment fees on loans, gains on sales of loans and available-for-sale investments and other general operating income.  In 2016, increases in the cash flows expected to be collected from the FDIC-covered loan portfolios resulted in amortization (expense) recorded relating to reductions of expected reimbursements under the loss sharing agreements with the FDIC, which were recorded as indemnification assets.  This is no longer the case for the TeamBank, Vantus Bank and Sun Security Bank transactions, subsequent to April 26, 2016 (due to the termination of the related loss sharing agreements effective as of that date) and for the InterBank transaction subsequent to June 2017 (due to the termination of the related loss sharing agreements effective as of that date).  Therefore, no further amortization (expense) will be recorded relating to the reductions of expected reimbursements under the loss sharing agreements with the FDIC as all indemnification assets and other balances due to/from the FDIC have been settled.  The Company recorded a gain in non-interest income during 2017 related to the termination of the InterBank loss sharing agreements.  Non-interest income may also be affected by the Company's interest rate derivative activities, if the Company chooses to implement derivatives.

Operating expenses consist primarily of salaries and employee benefits, occupancy-related expenses, expenses related to foreclosed assets, postage, FDIC deposit insurance, advertising and public relations, telephone, professional fees, office expenses and other general operating expenses.  Details of the current period changes in non-interest income and non-interest expense are provided under “Results of Operations and Comparison for the Years Ended December 31, 2018 and 2017.”

Business Initiatives

The Company implemented several business and operational initiatives in 2018.

The Company continually evaluates the performance of its banking center network and other customer access channels.  As a result, several activities were initiated in 2018. In the second quarter of 2018, the Company consolidated operations of a banking center into a nearby office in Paola, Kan. The banking center, located at 1 S. Pearl Street, was closed and all accounts were automatically transferred to the banking center at 1515 Baptiste Drive, less than a mile away. A deposit-taking ATM and interactive teller machine remain available for customers at the S. Pearl Street building.

In the third quarter of 2018, the Company completed its sale of four banking centers in the Omaha, Neb., metropolitan market to a Nebraska-based bank. Pursuant to the purchase and assumption agreement, Great Southern sold branch deposits of approximately $56 million and sold substantially all branch-related real estate, fixed assets and ATMs. The Company recorded pre-tax income, net of expenses, of $7.25 million, or $0.39 (after tax) per diluted common share. A commercial loan production office is all that remains in the Omaha market.

In the fourth quarter of 2018, the Company announced that in April 2019 it expects to consolidate its Fayetteville, Ark., banking center into its Rogers, Ark., office, approximately 20 miles away. The Fayetteville office opened in 2014 and has not met performance expectations. After this consolidation, the Company will operate one Arkansas banking center, in Rogers.

The online account opening platform on the Company’s website was upgraded and available to customers in January 2019. The new platform provides a faster and more streamlined experience for opening deposit accounts. It is expected that online account opening will continue to increase in the future as customer preferences evolve. The Company’s online banking and bill payment platform is also being significantly upgraded and is expected to be ready for customers beginning in mid-2019.

Commercial loan production offices opened in Atlanta, Ga., and Denver, Colo. in the fourth quarter of 2018. Each office is managed by a local and highly-experienced commercial lender. The Company also operates commercial loan production offices in Chicago, Dallas, Omaha, Neb., and Tulsa, Okla.

In 2018, an experienced lender was hired to serve as Small Business Administration (SBA) Manager, a new role in the Company.  Based in the Dallas commercial loan production office, the Manager and his staff will exclusively focus on sourcing and servicing SBA 7a, SBA 504 and other commercial real estate loan opportunities throughout Great Southern’s market areas.

In February 2019, the Company determined that it would cease providing indirect lending services to automobile dealerships, effective March 31, 2019. Market and financial forces, including strong rate competition for well-qualified borrowers, have made indirect automobile lending less profitable over the long term. The Company will continue servicing indirect automobile loans made before March 31, 2019, until each loan agreement is satisfied.  Direct consumer lending through the Company’s banking center network is expected to continue as normal.

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

Certain aspects of the Dodd-Frank Act have been affected by the recently EGRRCP Act, as defined and discussed below under “-EGRRCP Act.”

Capital Rules. The federal banking agencies have adopted regulatory capital rules that substantially amend the risk-based capital rules applicable to the Bank and the Company. The rules implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. “Basel III” refers to various documents released by the Basel Committee on Banking Supervision. For the Company

and the Bank, the general effective date of the new rules was January 1, 2015, and, for certain provisions, various phase-in periods and later effective dates apply. The chief features of the new rules are summarized below.

The rules refine the definitions of what constitutes regulatory capital and add a new regulatory capital element, common equity Tier 1 capital. The minimum capital ratios are (i) a common equity Tier 1 (“CET1”) risk-based capital ratio of 4.5%; (ii) a Tier 1 risk-based capital ratio of 6%; (iii) a total risk-based capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4%. In addition to the minimum capital ratios, the new rules include a capital conservation buffer, under which a banking organization must have CET1 more than 2.5% above each of its minimum risk-based capital ratios in order to avoid restrictions on paying dividends, repurchasing shares, and paying certain discretionary bonuses.  The capital conservation buffer requirement began phasing in on January 1, 2016 when a buffer greater than 0.625% of risk-weighted assets was required, which amount increased an equal amount each year until the buffer requirement of greater than 2.5% of risk-weighted assets became fully implemented on January 1, 2019.

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

EGRRCP Act. In May 2018 the Economic Growth, Regulatory Relief and Consumer Protection Act (the “EGRRCCP Act”), was enacted to modify or remove certain financial reform rules and regulations, including some of those implemented under the Dodd-Frank Act. While the EGRRCP Act maintains most of the regulatory structure established by the Dodd-Frank Act, it amends certain aspects of the regulatory framework for depository institutions with assets of less than $10 billion and for banks with assets of more than $50 billion. Many of these changes could result in meaningful regulatory relief for community banks such as Great Southern.

The EGRRCP Act, among other matters, expands the definition of qualified mortgages that may be held by a financial institution and simplifies the regulatory capital rules for financial institutions and their holding companies with total consolidated assets of less than $10 billion by instructing the federal banking regulators to establish a single “Community Bank Leverage Ratio” of between 8 and 10 percent. Any qualifying depository institution or its holding company that exceeds the “community bank leverage ratio” will be considered to have met generally applicable leverage and risk-based regulatory capital requirements and any qualifying depository institution that exceeds the new ratio will be considered to be “well capitalized” under the prompt corrective action rules.  In addition, the EGRRCP Act includes regulatory relief for community banks regarding regulatory examination cycles, call reports, the Volcker Rule (proprietary trading prohibitions), mortgage disclosures and risk weights for certain high-risk commercial real estate loans.

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

Comparison of Financial Condition at December 31, 2018 and December 31, 2017

During the year ended December 31, 2018, total assets increased by $261.7 million to $4.68 billion. The increase was primarily attributable to increases in loans receivable and available-for-sale investment securities, partially offset by decreases in cash and cash equivalents, other real estate owned and repossessions and current and deferred income taxes.

Cash and cash equivalents were $202.7 million at December 31, 2018, a decrease of $39.6 million, or 16.3%, from $242.3 million at December 31, 2017.  During 2018, cash and cash equivalents decreased primarily in order to fund the origination of loans and purchase of available for sale securities.  This decrease in cash and cash equivalents was partially offset by an increase in deposits.

The Company’s available for sale securities increased $64.8 million, or 36.2%, compared to December 31, 2017.  The increase was primarily due to the purchase of FNMA and GNMA fixed-rate multi-family mortgage-backed securities, partially offset by calls of municipal securities and normal monthly payments received related to the portfolio of mortgage-backed securities.  The available-for-sale securities portfolio was 5.2% and 4.1% of total assets at December 31, 2018 and 2017, respectively.

Net loans increased $262.7 million from December 31, 2017, to $3.99 billion at December 31, 2018.  Excluding FDIC-assisted acquired loans and mortgage loans held for sale, total gross loans (including the undisbursed portion of loans) increased $472.3 million, or 10.8%, from December 31, 2017 to December 31, 2018. Increases primarily occurred in commercial construction loans, commercial real estate loans, other residential (multi-family) loans and one- to four-family residential mortgage loans.  Outstanding and undisbursed balances of commercial construction loans increased $350.5 million, or 30.4%, commercial real estate loans increased $136.1 million, or 11.0%, one- to four-family residential loans increased $89.3 million, or 28.8%, and other residential (multi-family) loans increased $39.2 million, or 5.3%.  Partially offsetting the increases in these loans were reductions of $103.6 million, or 29.0%, in consumer auto loans and $42.0 million, or 20.0%, in the FDIC-acquired loan portfolios.

Other real estate owned and repossessions were $8.4 million at December 31, 2018, a decrease of $13.6 million, or 61.6%, from $22.0 million at December 31, 2017.  The decrease was primarily due to sales of other real estate properties during the period, and is discussed in more detail in the Non-performing Assets section below.

Total liabilities increased $201.4 million from $3.94 billion at December 31, 2017 to $4.14 billion at December 31, 2018. The increase was primarily attributable to an increase in deposits and short-term borrowings, partially offset by a decrease in FHLB advances.

Total deposits increased $127.9 million, or 3.6%, from $3.60 billion at December 31, 2017 to $3.73 billion at December 31, 2018.  Partially offsetting the increase in deposits was a decrease due to the sale of the Company’s branches and deposits in Omaha, Neb. during 2018, which resulted in a decrease in transaction account balances of $39.7 million and a decrease in retail certificates of deposit of $16.1 million.  Excluding the Omaha branch deposits sold, transaction account balances decreased $54.0 million to $2.13 billion at December 31, 2018, while retail certificates of deposit increased $136.2 million compared to December 31, 2017, to $1.26 billion at December 31, 2018.  Customer retail certificates increased by $72.3 million during the year ended December 31, 2018 and certificates of deposit opened through the Company's internet deposit acquisition channels increased by $70.5 million.  Brokered deposits, including CDARS program purchased funds, were $326.9 million at December 31, 2018, an increase of $101.4 million from $225.5 million at December 31, 2017.

The Company’s Federal Home Loan Bank advances totaled $-0- at December 31, 2018, compared to $127.5 million at December 31, 2017.  The balance of $127.5 million at December 31, 2017, consisted of short-term advances.  At December 31, 2018, there were no borrowings from the FHLBank, other than overnight borrowings, which are included in the short term borrowings category.  The Company utilizes both overnight borrowings and short-term FHLBank advances depending on relative interest rates.

Short term borrowings and other interest-bearing liabilities increased $176.1 million from $16.6 million at December 31, 2017 to $192.7 million at December 31, 2018.  The short term borrowings included overnight FHLBank borrowings of $178.0 million at December 31, 2018 and $15.0 million at December 31, 2017.

Securities sold under reverse repurchase agreements with customers increased $24.7 million, or 30.7%, from December 31, 2017 to December 31, 2018 as these balances fluctuate over time based on customer demand for this product.

Total stockholders' equity increased $60.3 million from $471.7 million at December 31, 2017 to $532.0 million at December 31, 2018.  The Company recorded net income of $67.1 million for the year ended December 31, 2018, and dividends declared on common stock were $17.0 million. Accumulated other comprehensive income increased $8.4 million due to increases in the fair value of available-for-sale investment securities and the fair value of cash flow hedges.  In addition, total stockholders’ equity increased $3.0 million due to stock option exercises.  Total stockholders’ equity decreased $903,000 due to the repurchase of the Company’s common stock.

Results of Operations and Comparison for the Years Ended December 31, 2018 and 2017

General

Net income increased $15.5 million, or 30.1%, during the year ended December 31, 2018, compared to the year ended December 31, 2017.  Net income was $67.1 million for the year ended December 31, 2018 compared to $51.6 million for the year ended December 31, 2017.  This increase was due to an increase in net interest income of $13.0 million, or 8.4%, a decrease in provision for income taxes of $3.9 million, or 20.9%, and a decrease in the provision for loan losses of $2.0 million, or 21.4%, partially offset by a decrease in non-interest income of $2.3 million, or 6.0%, and an increase in non-interest expense of $1.0 million, or 0.9%.  Net income available to common shareholders was $67.1 million for the year ended December 31, 2018 compared to $51.6 million for the year ended December 31, 2017.

Total Interest Income

Total interest income increased $22.9 million, or 12.5%, during the year ended December 31, 2018 compared to the year ended December 31, 2017. The increase was due to a $21.6 million, or 12.2%, increase in interest income on loans and a $1.3 million, or

20.5%, increase in interest income on investment securities and other interest-earning assets.  Interest income on loans increased in 2018 due to higher average rates of interest and higher average balances of loans.  Interest income from investment securities and other interest-earning assets increased during 2018 compared to 2017 primarily due to higher average rates of interest, partially offset by lower average balances.

Interest Income – Loans

During the year ended December 31, 2018 compared to the year ended December 31, 2017, interest income on loans increased due to higher average interest rates and higher average balances.  Interest income increased $17.0 million as the result of higher average interest rates on loans.  The average yield on loans increased from 4.63% during the year ended December 31, 2017 to 5.07% during the year ended December 31, 2018.  This increase was primarily due to increased yields in most loan categories as a result of increased LIBOR and Federal Funds interest rates.  Interest income increased $4.5 million as the result of higher average loan balances, which increased from $3.81 billion during the year ended December 31, 2017, to $3.91 billion during the year ended December 31, 2018.  The higher average balances were primarily due to organic loan growth in commercial construction loans, commercial real estate loans and other residential (multi-family) loans, partially offset by decreases in consumer loans.

On an on-going basis, the Company estimates the cash flows expected to be collected from the acquired loan pools. For each of the loan portfolios acquired, the cash flow estimates have increased, based on the payment histories and the collection of certain loans, thereby reducing loss expectations of certain loan pools, resulting in adjustments to be spread on a level-yield basis over the remaining expected lives of the loan pools. The loss sharing agreements for the Team Bank, Vantus Bank and Sun Security Bank transactions were terminated in April 2016, and the related indemnification assets were reduced to $-0- at that time.  The loss sharing agreements for InterBank were terminated in June 2017, and the related indemnification asset was reduced to $-0- at that time.  The Valley Bank transaction does not include a loss sharing agreement with the FDIC.  The entire amount of the discount adjustment has been and will be accreted to interest income over time with no further offsetting impact to non-interest income.  For the years ended December 31, 2018 and 2017, the adjustments increased interest income by $5.1 million and $5.0 million, respectively, and decreased non-interest income by $-0- and $634,000, respectively.  The net impact to pre-tax income was $5.1 million and $4.4 million, respectively, for the years ended December 31, 2018 and 2017.

As of December 31, 2018, the remaining accretable yield adjustment that will affect interest income was $2.7 million.  As there is no longer, nor will there be in the future, indemnification asset amortization related to Team Bank, Vantus Bank, Sun Security Bank or InterBank due to the termination or expiration of the related loss sharing agreements for those transactions, there is no remaining indemnification asset or related adjustments that will affect non-interest income (expense).  Of the remaining adjustments affecting interest income, we expect to recognize $2.0 million of interest income during 2019.  Additional adjustments may be recorded in future periods from the FDIC-assisted transactions, as the Company continues to estimate expected cash flows from the acquired loan pools. Apart from the yield accretion, the average yield on loans was 4.94% during the year ended December 31, 2018, compared to 4.50% during the year ended December 31, 2017, as a result of higher current market rates on adjustable rate loans and new loans originated during the year.

In October 2018, the Company entered into an interest rate swap transaction as part of its ongoing interest rate management strategies to hedge the risk of its floating rate loans.  The notional amount of the swap is $400 million with a termination date of October 6, 2025.  Under the terms of the swap, the Company will receive a fixed rate of interest of 3.018% and will pay a floating rate of interest equal to one-month USD-LIBOR.  The floating rate will be reset monthly and net settlements of interest due to/from the counterparty will also occur monthly.  The floating rate of interest was 2.383% as of December 31, 2018.  Therefore, in the near term, the Company will receive net interest settlements which will be recorded as loan interest income, to the extent that the fixed rate of interest continues to exceed one-month USD-LIBOR.  If USD-LIBOR exceeds the fixed rate of interest in future periods, the Company will be required to pay net settlements to the counterparty and will record those net payments as a reduction of interest income on loans.  The Company recorded loan interest income of $673,000 in 2018 related to this interest rate swap.

Interest Income - Investments and Other Interest-earning Assets

Interest income on investments increased $640,000 in the year ended December 31, 2018 compared to the year ended December 31, 2017.  Interest income increased $796,000 due to an increase in average interest rates from 2.50% during the year ended December 31, 2017 to 2.90% during the year ended December 31, 2018, due to higher market rates of interest on investment securities and a decrease in the volume of prepayments on mortgage-backed securities.  Partially offsetting that increase in average interest rates, interest income decreased $156,000 as a result of a decrease in average balances from $207.8 million during the year ended December 31, 2017, to $201.3 million during the year ended December 31, 2018.  Average balances of securities decreased primarily due to certain municipal securities being called and the normal monthly payments received on the portfolio of mortgage-backed securities.

Interest income on other interest-earning assets increased $676,000 in the year ended December 31, 2018 compared to the year ended December 31, 2017.  Interest income increased $819,000 due to an increase in average interest rates from 1.00% during the year ended December 31, 2017, to 1.81% during the year ended December 31, 2018, primarily due to higher market rates of interest on other interest-bearing deposits in financial institutions.  Partially offsetting that increase, interest income decreased $143,000 as a result of a decrease in average balances from $121.6 million during the year ended December 31, 2017, to $104.2 million during the year ended December 31, 2018.

Total Interest Expense

Total interest expense increased $9.9 million, or 35.3%, during the year ended December 31, 2018, when compared with the year ended December 31, 2017, due to an increase in interest expense on deposits of $7.4 million, or 35.7%, an increase in interest expense on FHLBank advances of $2.5 million, or 162.9%, an increase in interest expense on short-term and repurchase agreement borrowings of $18,000, or 2.4%, and an increase in interest expense on subordinated debentures issued to capital trust of $4,000, or 0.4%.

Interest Expense - Deposits

Interest on demand deposits increased $1.4 million due to an increase in average rates from 0.30% during the year ended December 31, 2017, to 0.39% during the year ended December 31, 2018.  Partially offsetting that increase, interest on demand deposits decreased $71,000 due to a decrease in average balances from $1.56 billion in the year ended December 31, 2017, to $1.53 billion in the year ended December 31, 2018.  The increase in average interest rates of interest-bearing demand deposits was primarily a result of increased market interest rates on these types of accounts since December 2016.

Interest expense on time deposits increased $6.5 million as a result of an increase in average rates of interest from 1.12% during the year ended December 31, 2017, to 1.60% during the year ended December 31, 2018.  Partially offsetting that increase, interest expense on time deposits decreased $422,000 due to a decrease in average balances of time deposits from $1.41 billion during the year ended December 31, 2017, to $1.38 billion during the year ended December 31, 2018.  A large portion of the Company’s certificate of deposit portfolio matures within six to eighteen months and therefore reprices fairly quickly; this is consistent with the portfolio over the past several years.  Older certificates of deposit that renewed or were replaced with new deposits generally resulted in the Company paying a higher rate of interest due to market interest rate increases in 2017 and 2018.  The decrease in average balances of time deposits was primarily a result of decreases in CDARS program purchased funds brokered deposits.

Interest Expense - FHLBank Advances, Short-term Borrowings and Repurchase Agreements, Subordinated Debentures Issued to Capital Trust and Subordinated Notes

Interest expense on FHLBank advances increased due to higher average balances and higher average rates of interest.  Interest expense on FHLBank advances increased $1.9 million due to an increase in average balances from $93.5 million during the year ended December 31, 2017, to $190.2 million during the year ended December 31, 2018.  This increase was primarily due to an increase in borrowings to fund loan growth and the replacement of overnight borrowings with short-term three week FHLBank advances due to the short-term advances having a more favorable interest rate from time to time.  The $31.5 million of the Company’s long-term higher fixed-rate FHLBank advances were repaid in June 2017. In addition, interest expense on FHLBank advances increased $544,000 due to an increase in average interest rates from 1.62% in the year ended December 31, 2017, to 2.09% in the year ended December 31, 2018.  The increase in the average rate was due to market interest rate increases during 2018.

Interest expense on short-term borrowings and repurchase agreements increased $55,000 due to average rates that increased from 0.40% in the year ended December 31, 2017, to 0.56% in the year ended December 31, 2018.  The increase was due to increases in market interest rates and a change in the mix of funding during the period, with a lower percentage of the total made up of customer repurchase agreements, which have a lower interest rate.  Partially offsetting the increase, interest expense on short-term borrowings and repurchase agreements decreased $37,000 due to a decrease in average balances from $186.4 million during the year ended December 31, 2017, to $137.3 million during the year ended December 31, 2018, which is primarily due to changes in the Company’s funding needs and the mix of funding, which can fluctuate.  The Company had a higher amount of overnight borrowings from the FHLBank in 2017.

During the year ended December 31, 2018, compared to the year ended December 31, 2017, interest expense on subordinated debentures issued to capital trusts increased $4,000 due to slightly higher average interest rates.  The average interest rate was 3.68% in 2017, compared to 3.70% in 2018.  There was no change in the average balance of the subordinated debentures between the 2018 and the 2017 years.

In August 2016, the Company issued $75 million of 5.25% fixed-to-floating rate subordinated notes due August 15, 2026.  The notes were sold at par, resulting in net proceeds, after underwriting discounts and commissions and other issuance costs, of approximately $73.5 million.  Interest expense on the subordinated notes for both of the years ended December 31, 2018 and 2017, was $4.1 million.

Net Interest Income

Net interest income for the year ended December 31, 2018 increased $13.0 million, or 8.4%, to $168.2 million, compared to $155.2 million for the year ended December 31, 2017. Net interest margin was 3.99% for the year ended December 31, 2018, compared to 3.74% in 2017, an increase of 25 basis points.  In both years, the Company’s net interest income and margin were positively impacted by the increases in expected cash flows from the FDIC-acquired loan pools and the resulting increase to accretable yield, which was discussed previously in “Interest Income – Loans” and is discussed in Note 4 of the accompanying audited financial statements, which are included in Item 8 of this Report.  The positive impact of these changes on the years ended December 31, 2018 and 2017 were increases in interest income of $5.1 million and $5.0 million, respectively, and increases in net interest margin of 12 basis points and 12 basis points, respectively.  Excluding the positive impact of the additional yield accretion, net interest margin increased 25 basis points during the year ended December 31, 2018.  The increase in net interest margin is primarily due to increased yields in most loan categories and higher overall yields on investments and interest-earning deposits at the Federal Reserve Bank, partially offset by an increase in the average interest rate on deposits and FHLBank advances and other borrowings.

The Company's overall interest rate spread increased 16 basis points, or 4.4%, from 3.59% during the year ended December 31, 2017, to 3.75% during the year ended December 31, 2018. The increase was due to a 46 basis point increase in the weighted average yield on interest-earning assets, partially offset by a 30 basis point increase in the weighted average rate paid on interest-bearing liabilities. In comparing the two years, the yield on loans increased 44 basis points, the yield on investment securities increased 40 basis points and the yield on other interest-earning assets increased 81 basis points. The rate paid on deposits increased 27 basis points, the rate paid on FHLBank advances increased 47 basis points, the rate paid on subordinated debentures issued to capital trust increased two basis points, the rate paid on short-term borrowings increased 16 basis points, and the rate paid on subordinated notes decreased two basis points.

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

The provision for loan losses for the year ended December 31, 2018 decreased $1.9 million, to $7.2 million, compared with $9.1 million for the year ended December 31, 2017.  At December 31, 2018 and December 31, 2017, the allowance for loan losses was $38.4 million and $36.5 million, respectively.  Total net charge-offs were $5.2 million and $10.0 million for the years ended December 31, 2018 and 2017, respectively. During the year ended December 31, 2018, $3.9 million of the $5.2 million of net charge-offs were in the consumer auto category.  In response to a more challenging consumer credit environment, the Company tightened its underwriting guidelines on automobile lending beginning in the latter part of 2016.  Management took this step in an effort to improve credit quality in the portfolio and lower delinquencies and charge-offs.  This action also reduced origination volume and, as such, the outstanding balance of the Company's automobile loans declined approximately $104 million in the year ended December 31, 2018.  We expect further declines in the automobile loan outstanding balance in 2019 as the Company determined in February 2019 that it will cease providing indirect lending services to automobile dealerships.  In addition, six commercial loan relationships amounted to $1.3 million of the total net charge-offs during the year ended December 31, 2018.  Charge-offs were partially offset by recoveries on multiple loans during the year.  General market conditions and unique circumstances related to individual borrowers and projects contributed to the level of provisions and charge-offs.  As assets were categorized as potential problem loans, non-performing loans or foreclosed assets, evaluations were made of the values of these assets with corresponding charge-offs as appropriate.

All acquired loans were grouped into pools based on common characteristics and were recorded at their estimated fair values, which incorporated estimated credit losses at the acquisition date.  These loan pools are systematically reviewed by management to determine the risk of losses that may exceed those identified at the time of the acquisition.  Techniques used in determining risk of loss are similar to those used to determine the risk of loss for the legacy Great Southern Bank portfolio, with most focus being placed on those loan pools which include the larger loan relationships and those loan pools which exhibit higher risk characteristics.  Review of the acquired loan portfolio also includes monitoring of payment performance, review of financial information and credit scores, collateral valuations and customer interaction to determine if additional reserves are warranted.

The Bank’s allowance for loan losses as a percentage of total loans, excluding FDIC-acquired loans, was 0.98% and 1.01% at December 31, 2018 and December 31, 2017, respectively.  Management considers the allowance for loan losses adequate to cover losses inherent in the Bank’s loan portfolio at December 31, 2018, based on recent reviews of the Bank’s loan portfolio and current economic conditions. If economic conditions were to deteriorate or management’s assessment of the loan portfolio were to change, it is possible that additional loan loss provisions would be required, thereby adversely affecting future results of operations and financial condition.

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

Non-performing assets, excluding all FDIC-assisted acquired assets, at December 31, 2018, were $11.8 million, a decrease of $16.0 million from $27.8 million at December 31, 2017.  Non-performing assets, excluding all FDIC-assisted acquired assets, as a percentage of total assets were 0.25% at December 31, 2018, compared to 0.63% at December 31, 2017.

Compared to December 31, 2017, non-performing loans decreased $5.0 million to $6.3 million at December 31, 2018, and foreclosed assets decreased $11.1 million to $5.5 million at December 31, 2018.  Non-performing one-to four-family residential loans comprised $2.7 million, or 42.3%, of the total $6.3 million of non-performing loans at December 31, 2018.  Non-performing consumer loans comprised $1.8 million, or 28.8%, of the total non-performing loans at December 31, 2018.  Non-performing commercial business loans comprised $1.4 million, or 22.8%, of total non-performing loans at December 31, 2018.  Non-performing commercial real estate loans comprised $334,000, or 5.3%, of total non-performing loans at December 31, 2018.  The majority of the decrease in the non-performing commercial real estate category was due to one relationship totaling approximately $650,000 being transferred to foreclosed assets during 2018.  Non-performing other residential loans were $-0- at December 31, 2018.  The decrease in non-performing other residential loans was due to the one loan previously in this category being transferred to foreclosed assets during 2018.

Non-performing Loans. Activity in the non-performing loans category during the year ended December 31, 2018, was as follows:

	Beginning Balance, January 1	Additions to Non- Performing	Removed from Non- Performing	Transfers to Potential Problem Loans	Transfers to Foreclosed Assets and Repossessions	Charge-Offs	Payments	Ending Balance, December 31
	(In Thousands)

One- to four-family construction	$—	$—	$—	$—	$—	$—	$—	$—
Subdivision construction	98	—	—	—	—	(3)	(95)	—
Land development	—	49	—	—	—	—	—	49
Commercial construction	—	—	—	—	—	—	—	—
One- to four-family residential	2,728	975	(81)	(67)	(467)	(30)	(394)	2,664
Other residential	1,877	3	—	—	(1,601)	(279)	—	—
Commercial real estate	1,226	157	—	—	(894)	(101)	(54)	334
Other commercial	2,063	2,321	—	—	—	(1,024)	(1,923)	1,437
Consumer	3,263	2,725	(7)	(461)	(790)	(1,884)	(1,030)	1,816

Total	$11,255	$6,230	$(88)	$(528)	$(3,752)	$(3,321)	$(3,496)	$6,300

At December 31, 2018, the non-performing one- to four-family residential category included 28 loans, eight of which were added during 2018.  The largest relationship in this category was added in 2017 and included nine loans totaling $1.3 million, or 48.4% of the total category, which are collateralized by residential rental homes in the Springfield, Mo. area. The non-performing consumer category included 176 loans, 104 of which were added during 2018, and the majority of which are indirect used automobile loans. The non-performing commercial business category included five loans, all of which were added during 2018.  The largest relationship in this category totaled $1.1 million, or 78.6% of the total category.  This relationship is collateralized by an assignment of an interest in a real estate project.  A relationship in the commercial business category, which previously totaled $1.5 million, received payments during the year ended December 31, 2018, to satisfy the remaining recorded balance.  The non-performing commercial real estate category included five loans, two of which were added during 2018 and were part of the same customer relationship.  Three loans in the category were transferred to foreclosed assets during 2018, the largest of which totaled $652,000 and was collateralized by commercial property in the St. Louis, Mo., area.  The non-performing other residential category had a balance of $-0- at December 31, 2018.  The one loan previously in this category, which was collateralized by an apartment project in the central Missouri area, had charge-offs of $279,000 during the year ended December 31, 2018 and the remaining balance of $1.6 million was transferred to foreclosed assets.

Other Real Estate Owned and Repossessions. Of the total $8.4 million of other real estate owned and repossessions at December 31, 2018, $1.4 million represents the fair value of foreclosed and repossessed assets related to loans acquired in FDIC-assisted transactions and $1.6 million represents properties which were not acquired through foreclosure. The foreclosed and other assets acquired in the FDIC-assisted transactions and the properties not acquired through foreclosure are not included in the following table and discussion of other real estate owned and repossessions.  Because sales and write-downs of foreclosed and repossessed properties exceeded additions, total foreclosed assets and repossessions decreased.  Activity in foreclosed assets and repossessions during the year ended December 31, 2018, was as follows:

	Beginning Balance, January 1	Additions	ORE and Repossession Sales	Capitalized Costs	ORE and Repossession Write-Downs	Ending Balance, December 31
	(In Thousands)

One- to four-family construction	$—	$—	$—	$—	$—	$—
Subdivision construction	5,413	—	(2,402)	—	(1,919)	1,092
Land development	7,729	20	(2,837)	—	(1,721)	3,191
Commercial construction	—	—	—	—	—	—
One- to four-family residential	112	820	(663)	—	—	269
Other residential	140	1,601	(1,884)	143	—	—
Commercial real estate	1,194	894	(1,932)	10	(166)	—
Commercial business	—	—	—	—	—	—
Consumer	1,987	7,711	(8,770)	—	—	928

Total	$16,575	$11,046	$(18,488)	$153	$(3,806)	$5,480
Excluding the consumer category, during the year ended December 31, 2018, the Company reduced its foreclosed assets by $9.7 million through asset sales.  At December 31, 2018, the land development category of foreclosed assets included seven properties, the largest of which was located in the Branson, Mo. area and had a balance of $913,000, or 28.6% of the total category.  Of the total dollar amount in the land development category of foreclosed assets, 66.8% was located in the Branson, Mo. area, including the largest property previously mentioned.  The subdivision construction category of foreclosed assets included seven properties, the largest of which was located in the Branson, Mo. area and had a balance of $350,000, or 32.1% of the total category.  Of the total dollar amount in the subdivision construction category of foreclosed assets, 65.0% is located in the Branson, Mo. area, including the largest property previously mentioned.  The write-downs in the land development and subdivision construction categories resulted from management’s decision during the three months ended June 30, 2018, after marketing these assets for an extended period, to reduce the asking price for several parcels of land.  The Company experienced increased levels of delinquencies and repossessions in indirect and used automobile loans throughout 2016 and 2017.  The amount of additions and sales under consumer loans are due to a higher volume of repossessions of automobiles, which generally are subject to a shorter repossession process.  The level of delinquencies and repossessions in indirect and used automobile loans decreased in 2018. The commercial real estate category of foreclosed assets had a zero balance at December 31, 2018.  All of the previously remaining properties in the commercial real estate category, totaling $1.9 million, were sold during 2018.  The other residential category of foreclosed assets had a zero balance at December 31, 2018.  The previously remaining property in the category, an apartment building in central Missouri totaling $1.7 million, was sold during 2018.

Potential Problem Loans. Potential problem loans decreased $4.6 million during the year ended December 31, 2018, from $7.9 million at December 31, 2017 to $3.3 million at December 31, 2018. This decrease was primarily due to $5.3 million in loans removed from potential problem loans due to improvements in the credits, $1.6 million in payments on potential problem loans and $489,000 in loans transferred to the non-performing category, partially offset by the addition of $2.8 million of loans to potential problem loans.  Potential problem loans are loans which management has identified through routine internal review procedures as having possible credit problems that may cause the borrowers difficulty in complying with current repayment terms. These loans are not reflected in non-performing assets, but are considered in determining the adequacy of the allowance for loan losses.  Activity in the potential problem loans category during the year ended December 31, 2018, was as follows:

	Beginning Balance, January 1	Additions to Potential Problem	Removed from Potential Problem	Transfers to Non- Performing	Transfers to Foreclosed Assets and Repossessions	Charge-Offs	Payments	Ending Balance, December 31
	(In Thousands)

One- to four-family construction	$—	$—	$—	$—	$—	$—	$—	$—
Subdivision construction	—	—	—	—	—	—	—	—
Land development	4	—	(3)	—	—	—	(1)	—
Commercial construction	—	—	—	—	—	—	—	—
One- to four-family residential	1,122	122	—	—	—	—	(200)	1,044
Other residential	—	—	—	—	—	—	—	—
Commercial real estate	5,759	2,180	(4,709)	—	—	—	(1,177)	2,053
Other commercial	503	—	(59)	(407)	—	—	(37)	—
Consumer	549	455	(497)	(82)	—	(30)	(189)	206

Total	$7,937	$2,757	$(5,268)	$(489)	$—	$(30)	$(1,604)	$3,303

At December 31, 2018, the commercial real estate category of potential problem loans included two loans, both of which were added during 2018.  The largest relationship in this category, totaling $1.9 million, or 93.9% of the total category, is collateralized by a mixed use commercial retail building.  One relationship previously in this category consists of three loans totaling $4.7 million collateralized by theatre and retail property in Branson, Mo.  The decision to remove this relationship from potential problem loans during the year was due to an improvement in debt service coverage, and timely principal and interest payments on these loans, including over $1.0 million in payments during 2018.  The one- to four-family residential category of potential problem loans included 18 loans, four of which were added during 2018. The consumer category of potential problem loans included 18 loans, 15 of which were added during 2018.

Non-Interest Income

Non-interest income for the year ended December 31, 2018 was $36.2 million compared with $38.5 million for the year ended December 31, 2017. The decrease of $2.3 million, or 6.0%, was primarily as a result of the following items:

2017 gain on early termination of FDIC loss sharing agreements for Inter Savings Bank:  In 2017, the Company recognized a one-time gross gain of $7.7 million from the termination of the loss sharing agreements for Inter Savings Bank, which was recorded in the gain on termination of loss sharing agreements line item of the consolidated statements of income for the year ended December 31, 2017.

Net gains on loan sales:  Net gains on loan sales decreased $1.4 million compared to the prior year.  The decrease was due to a decrease in originations of fixed-rate loans during 2018 compared to 2017.  Fixed rate single-family mortgage loans originated are generally subsequently sold in the secondary market. In 2018, the Company originated more variable-rate single-family mortgage loans, partially due to higher market rates of interest, which have been retained in the Company’s portfolio.

Late charges and fees on loans:  Late charges and fees on loans decreased $609,000 compared to the prior year.  The decrease was primarily due to fees totaling $632,000 on loan payoffs received on four loan relationships in 2017 which were not repeated in 2018.

Other income:  Other income decreased $695,000 compared to the prior year period.  The decrease was primarily due to income from interest rate swaps entered into in 2017, the receipt of approximately $260,000 more income related to the exit of certain tax credit partnerships in 2017 compared to 2018 and $250,000 less in merchant card services fees compared to 2017.

Sale of Omaha-area banking centers:  On July 20, 2018, the Company closed on the sale of four banking centers in the Omaha, Neb., metropolitan market.  The Bank sold branch deposits of approximately $56 million and sold substantially all branch-related real estate, fixed assets and ATMs.   The Company recorded a pre-tax gain of $7.4 million on the sale during the year ended December 31, 2018.

Amortization of income related to business acquisitions:  Because of the termination of the remaining loss sharing agreements in June 2017, the net amortization expense related to business acquisitions was $-0- for the year ended December 31, 2018, compared to $486,000 for the year ended December 31, 2017, which reduced non-interest income by that amount in the previous year.

Non-Interest Expense

Total non-interest expense increased $1.0 million, or 0.9%, from $114.3 million in the year ended December 31, 2017, to $115.3 million in the year ended December 31, 2018.  The Company’s efficiency ratio for the year ended December 31, 2018 was 56.41%, a decrease from 58.99% for 2017.  The improvement in the ratio for 2018 was primarily due to an increase in net interest income, partially offset by a decrease in non-interest income and an increase in non-interest expense. In the year ended December 31, 2018, the Company’s efficiency ratio was positively impacted by the significant gain recorded related to the sale of the Bank’s branches and deposits in Omaha, Neb.  In the year ended December 31, 2017, the Company’s efficiency ratio was positively impacted by the significant gain recorded related to the termination of the Inter Savings Bank loss sharing agreements.  The Company’s ratio of non-interest expense to average assets was 2.56% for each of the years ended December 31, 2018 and 2017.  Average assets for the year ended December 31, 2018, increased $43.1 million, or 1.0%, from the year ended December 31, 2017, primarily due to organic loan growth, partially offset by decreases in investment securities and other interest-earning assets.

The following were key items related to the increase in non-interest expense for the year ended December 31, 2018 as compared to the year ended December 31, 2017:

Net occupancy and equipment expense:  Net occupancy expense increased $1.0 million in the year ended December 31, 2018 compared to the year ended December 31, 2017.  This increase was primarily due to increased expenses related to hardware and software costs for loan loss accounting and commercial loan systems and data servers at the Company’s disaster recovery site, increased depreciation expense for upgraded ATM/ITM machines, deconversion expenses related to the sale of the Omaha-area banking centers and repairs and maintenance costs for various banking centers.

Expense on other real estate and repossessions:  Expense on other real estate and repossessions increased $990,000 compared to the prior year primarily due to the valuation write-down of certain foreclosed assets during the second quarter 2018, totaling approximately $2.1 million, partially offset by gains on sales of foreclosed and repossessed assets in 2018 and lower repossession and collection expenses in 2018.

Legal, audit and other professional fees:  Legal, audit and other professional fees increased $561,000 in the year ended December 31, 2018 compared to 2017. The increase was primarily due to fees for professional services related to process improvement initiatives, fees paid to advisors for the negotiation and implementation of derivative transactions, consulting fees related to the ongoing implementation of an accounting system which will be utilized for the new loan loss accounting standard and legal costs related to the sale of the Omaha-area banking centers.

Other operating expenses:  Other operating expenses decreased $691,000 in the year ended December 31, 2018 compared to 2017.  During 2017, the Company incurred a $340,000 prepayment penalty when FHLB advances totaling $31.4 million were repaid prior to maturity, which was not repeated in the 2018 period.  In addition, the Company experienced significantly lower debit card and check fraud losses in 2018 compared to 2017.

Office supplies and printing expense:  Office supplies and printing expense decreased $399,000 in the year ended December 31, 2018 compared to 2017.  During 2017 the Bank incurred printing and other costs totaling $373,000 related to the replacement of a portion of customer debit cards with chip-enabled cards, which was not repeated in the current year.

Partnership tax credit:  Partnership tax credit expense decreased $355,000 in the year ended December 31, 2018 compared to the 2017 year.  The Company periodically invests in certain tax credits and amortizes those investments over the period that the tax credits are used.  The tax credit period for certain of these credits ended in 2017 and so the final amortization of the investment in those credits also ended in 2017.

Provision for Income Taxes

For the years ended December 31, 2018 and 2017, the Company's effective tax rate was 18.1% and 26.7%, respectively.  These effective rates were lower than the statutory federal tax rates of 21% (2018) and 35% (2017), due primarily to the utilization of certain investment tax credits and to tax-exempt investments and tax-exempt loans which reduced the Company’s effective tax rate.  The Company’s effective tax rate may fluctuate in future periods as it is impacted by the level and timing of the Company’s utilization of tax credits and the level of tax-exempt investments and loans and the overall level of pre-tax income.  The Company’s effective income tax rate was slightly higher than its typical effective tax rate in the 2018 and 2017 years due to gains on the sale of the Omaha branches and related deposits (2018) and increased net income resulting from the gain on termination of the loss sharing agreements for the Inter Savings Bank FDIC-assisted transaction (2017).  The Company currently expects its effective tax rate (combined federal and state) to be approximately 17.0% to 18.5% in future periods, mainly as a result of the Act. The Company's effective income tax rate is expected to continue to be less than the statutory rate due primarily to investments in low-income housing tax credit projects and tax-exempt obligations. The Company’s effective tax rate could change in future periods based on changes in the level of investments in tax credit projects and tax-exempt obligations, as well as changes in the level of overall pre-tax earnings.

On December 22, 2017, H.R.1, originally known as the Tax Cuts and Jobs Act (the “TCJ Act”) was signed into law. Among other things, the TCJ Act permanently lowers the corporate federal income tax rate to 21% from the prior maximum rate of 35%, effective for tax years including or commencing January 1, 2018. As a result of the reduction of the corporate federal income tax rate to 21%, U.S. generally accepted accounting principles require companies to perform a revaluation of their deferred tax assets and liabilities as of the date of enactment, with the resulting tax effects accounted for in the reporting period of enactment (the year ended December 31, 2017). Deferred income taxes result from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in future years. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through income tax expense.

In 2017, based upon current accounting guidance and the utilization and recognition of the timing differences referred to above, the Company recorded a net decrease in income tax expense of approximately $250,000. This net decrease in income tax expense was comprised of a $2.1 million decrease from the adjustment of net deferred tax liabilities resulting from enactment of the TCJ Act, partially offset by the impacts of other tax planning strategies implemented. This impact on the Company’s net deferred tax liabilities, which included, among other things, the timing of recognition of various revenues and expenses, was based upon a review and analysis of the Company’s net deferred tax liabilities at December 31, 2017, as well as expected adjustments to various deferred tax assets and deferred tax liabilities in the year ended December 31, 2017, including those accounted for in accumulated other comprehensive income.

Average Balances, Interest Rates and Yields

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. Average balances of loans receivable include the average balances of non-accrual loans for each period. Interest income on loans includes interest received on non-accrual loans on a cash basis. Interest income on loans includes the amortization of net loan fees, which were deferred in accordance with accounting standards. Net fees included in interest income were $3.5 million, $2.9 million and $5.0 million for 2018, 2017 and 2016, respectively. Tax-exempt income was not calculated on a tax equivalent basis. The table does not reflect any effect of income taxes.

	Dec. 31, 2018(2)	Year Ended December 31, 2018			Year Ended December 31, 2017			Year Ended December 31, 2016
	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
		(Dollars In Thousands)
Interest-earning assets:
Loans receivable:
One- to four-family residential	4.23%	$449,917	$22,924	5.10%	$459,227	$22,102	4.81%	$538,776	$28,674	5.32%
Other residential	5.13	761,115	38,863	5.11	706,217	31,970	4.53	535,793	25,052	4.68
Commercial real estate	4.91	1,325,398	64,605	4.87	1,240,017	54,911	4.43	1,146,983	53,516	4.67
Construction	5.35	569,570	31,198	5.48	454,907	21,099	4.64	394,051	18,059	4.58
Commercial business	5.22	285,125	14,104	4.95	295,379	14,666	4.97	316,526	17,389	5.49
Other loans	6.01	499,131	25,250	5.06	632,968	30,356	4.80	693,550	34,176	4.93
Industrial revenue bonds (1)	4.82	20,563	1,282	6.23	25,845	1,550	6.00	33,681	2,017	5.99

Total loans receivable	5.16	3,910,819	198,226	5.07	3,814,560	176,654	4.63	3,659,360	178,883	4.89

Investment securities (1)	3.36	201,330	5,835	2.90	207,803	5,195	2.50	249,484	5,741	2.30
Other interest-earning assets	2.50	104,220	1,888	1.81	121,604	1,212	1.00	116,812	551	0.47

Total interest-earning assets	5.00	4,216,369	205,949	4.88	4,143,967	183,061	4.42	4,025,656	185,175	4.60
Non-interest-earning assets:
Cash and cash equivalents		97,796			103,505			108,593
Other non-earning assets		189,161			212,724			236,544
Total assets		$4,503,326			$4,460,196			$4,370,793

Interest-bearing liabilities:
Interest-bearing demand and savings	0.46	$1,531,375	5,982	0.39	$1,555,375	4,698	0.30	$1,496,837	3,888	0.26
Time deposits	1.98	1,375,508	21,975	1.60	1,414,189	15,897	1.12	1,370,935	13,499	0.98
Total deposits	1.25	2,906,883	27,957	0.96	2,969,564	20,595	0.69	2,867,772	17,387	0.61
Short-term borrowings, repurchase agreements and other interest-bearing liabilities	1.68	137,257	765	0.56	186,364	747	0.40	327,658	1,137	0.35
Subordinated debentures issued to capital trust	4.14	25,774	953	3.70	25,774	949	3.68	25,774	803	3.12
Subordinated notes	5.55	73,772	4,097	5.55	73,613	4,098	5.57	28,526	1,578	5.53
FHLB advances	0.00	190,245	3,985	2.09	93,524	1,516	1.62	68,325	1,214	1.78

Total interest-bearing liabilities	1.40	3,333,931	37,757	1.13	3,348,839	27,905	0.83	3,318,055	22,119	0.67
Non-interest-bearing liabilities:
Demand deposits		649,357			629,015			608,115
Other liabilities		21,530			26,638			29,824
Total liabilities		4,004,818			4,004,492			3,955,994
Stockholders’ equity		498,508			455,704			414,799
Total liabilities and stockholders’ equity		$4,503,326			$4,460,196			$4,370,793

Net interest income:
Interest rate spread	3.60%		$168,192	3.75%		$155,156	3.59%		$163,056	3.93%
Net interest margin*				3.99%			3.74%			4.05%
Average interest-earning assets to average interest-bearing liabilities		126.5%			123.7%			121.3%

*	Defined as the Company's net interest income divided by total interest-earning assets.
(1)
Of the total average balances of investment securities, average tax-exempt investment securities were $53.6 million, $61.5 million and $72.0 million for 2018, 2017 and 2016, respectively. In addition, average tax-exempt industrial revenue bonds were $24.76 million, $28.6 million and $32.0 million in 2018, 2017 and 2016, respectively. Interest income on tax-exempt assets included in this table was $3.1 million, $3.3 million and $3.8 million for 2018, 2017 and 2016, respectively. Interest income net of disallowed interest expense related to tax-exempt assets was $2.9 million, $3.1 million and $3.7 million for 2018, 2017 and 2016, respectively.

(2)
The yield/rate on loans at December 31, 2018 does not include the impact of the accretable yield (income) on loans acquired in the FDIC-assisted transactions.  See “Net Interest Income” for a discussion of the effect on 2018 results of operations.

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

	Year Ended December 31, 2018 vs. December 31, 2017			Year Ended December 31, 2017 vs. December 31, 2016
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Rate	Volume		Rate	Volume
	(In Thousands)
Interest-earning assets:
Loans receivable	$17,025	$4,547	$21,572	$(9,638)	$7,409	$(2,229)
Investment securities	796	(156)	640	468	(1,014)	(546)
Other interest-earning assets	819	(143)	676	638	23	661
Total interest-earning assets	18,640	4,248	22,888	(8,532)	6,418	(2,114)
Interest-bearing liabilities:
Demand deposits	1,355	(71)	1,284	653	157	810
Time deposits	6,500	(422)	6,078	1,961	437	2,398
Total deposits	7,855	(493)	7,362	2,614	594	3,208
Short-term borrowings and repurchase agreements	55	(37)	18	156	(546)	(390)
Subordinated debentures issued to capital trust	4	—	4	146	—	146
Subordinated notes	(1)	—	(1)	216	2,304	2,520
FHLBank advances	544	1,925	2,469	(114)	416	302
Total interest-bearing liabilities	8,457	1,395	9,852	3,018	2,768	5,786
Net interest income	$10,183	$2,853	$13,036	$(11,550)	$3,650	$(7,900)

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

Interest Expense - FHLBank Advances, Short-term Borrowings and Structured Repurchase Agreements, Subordinated Debentures Issued to Capital Trust and Subordinated Notes

Interest expense on FHLBank advances increased due to higher average balances, partially offset by lower average rates of interest.  Interest expense on FHLBank advances increased $416,000 due to an increase in average balances from $68.3 million during the year ended December 31, 2016, to $93.5 million during the year ended December 31, 2017.  This increase was primarily due to the replacement of overnight borrowings with short-term three week FHLBank advances due to the short-term advances having a more favorable interest rate from time to time.  The $31.5 million of the Company’s long-term higher fixed-rate FHLBank advances were repaid during June 2017. Partially offsetting the increase due to higher average balances was a decrease in interest expense of $114,000 due to a decrease in average interest rates from 1.78% in the year ended December 31, 2016, to 1.62% in the year ended December 31, 2017.  The decrease in the average rate was due to the repayment of the fixed-rate term FHLBank advances during June 2017 and the borrowing of shorter term FHLBank advances at a lower rate.

Interest expense on short-term borrowings and repurchase agreements decreased $546,000 due to a decrease in average balances from $327.7 million during the year ended December 31, 2016, to $186.4 million during the year ended December 31, 2017, which is primarily due to changes in the Company’s funding needs and the mix of funding, which can fluctuate.  The Company had a much higher amount of overnight borrowings from the FHLBank in 2016.  Partially offsetting that decrease was an increase in interest expense on short-term borrowings and repurchase agreements of $156,000 due to average rates that increased from 0.35% in the year ended December 31, 2016, to 0.40% in the year ended December 31, 2017.  The increase was due to increases in market interest rates and a change in the mix of funding during the period, with a lower percentage of the total made up of customer repurchase agreements, which have a lower interest rate.

During the year ended December 31, 2017, compared to the year ended December 31, 2016, interest expense on subordinated debentures issued to capital trusts increased $146,000 due to higher average interest rates.  The average interest rate was 3.12% in 2016, compared to 3.68% in 2017.  The amortization of the cost of interest rate caps the Company purchased in 2013 to limit the interest rate risk from rising LIBOR rates related to the Company’s subordinated debentures issued to capital trusts effectively increased the rates for each year.  The 2017 average interest rate was higher than 3.68% until the three months ended September 30, 2017, when the interest rate cap terminated based on its contractual terms, as a result of the amortization of the cost of the interest rate cap.  There was no change in the average balance of the subordinated debentures between the 2017 and the 2016 years.

In August 2016, the Company issued $75 million of 5.25% fixed-to-floating rate subordinated notes due August 15, 2026.  The notes were sold at par, resulting in net proceeds, after underwriting discounts and commissions and other issuance costs, of approximately $73.5 million.  Interest expense on the subordinated notes for the year ended December 31, 2017, was $4.1 million, an increase of $2.5 million over the $1.6 million of interest expense for the year ended December 31, 2016.  The increase was due to the fact that the notes were issued during the second half of 2016 and the Company did not incur interest expense for the entire year in 2016.

Net Interest Income

Net interest income for the year ended December 31, 2017 decreased $7.9 million, to $155.2 million, compared to $163.1 million for the year ended December 31, 2016. Net interest margin was 3.74% for the year ended December 31, 2017, compared to 4.05% in 2016, a decrease of 31 basis points.  In both years, the Company’s net interest income and margin were significantly impacted by increases in expected cash flows to be received from the FDIC-acquired loan pools and the resulting increase to accretable yield, which was discussed previously in “Interest Income – Loans” and is discussed in Note 4 of the accompanying audited financial statements, which are included in Item 8 of this Report.  The positive impact of these changes on the years ended December 31, 2017 and 2016 were increases in interest income of $5.0 million and $16.4 million, respectively, and increases in net interest margin of 12 basis points and 41 basis points, respectively.  Excluding the positive impact of the additional yield accretion, net interest margin decreased 2 basis points during the year ended December 31, 2017.  The decrease in net interest margin was primarily due to the interest expense associated with the issuance of $75.0 million of subordinated notes in August 2016 and an increase in the average interest rate on deposits and other borrowings.

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

The Bank’s allowance for loan losses as a percentage of total loans, excluding acquired loans that were previously covered by the FDIC loss sharing agreements, was 1.01% and 1.04% at December 31, 2017 and December 31, 2016, respectively.

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

Commercial real estate collateral that secured one relationship, totaling $1.7 million, was partially sold, with the remaining assets transferred to foreclosed assets; therefore, the balance was reclassified from commercial real estate to commercial business in the Beginning Balance, January 1 presentation in the table above.

At December 31, 2017, the non-performing one- to four-family residential category included 28 loans, 18 of which were added during 2017.  The largest relationship in this category, which was added during 2017, included nine loans totaling $1.4 million, or 50.6% of the total category, which are collateralized by residential rental homes in the Springfield, Mo. area. The non-performing commercial business category included five loans.  The largest relationship in this category totaled $1.5 million, or 73.2% of the total category. This relationship, discussed in the paragraph above, was previously collateralized by commercial real estate which was foreclosed upon and subsequently sold.  One loan in this category, totaling $2.9 million and secured by the borrower’s interest in a condo project in Branson, Mo, was transferred to foreclosed assets during 2017.  One loan totaling $970,000 was transferred from potential problem loans during 2017.  This loan was added to potential problem loans earlier in 2017 and was subsequently transferred to non-performing loans.  The loan was charged down $470,000 and the remaining balance at December 31, 2017 was $500,000.  The loan is collateralized by the business assets of an entity in the St. Louis, Mo. area.  The non-performing other residential category included one loan, which was added during 2017.  This loan is collateralized by an apartment project in the central Missouri area and was originated in 2004.  The non-performing commercial real estate category included six loans, three of which were added during the year.  The largest relationship in this category, which was added during 2017, totaled $667,000, or 54.4% of the total category.  This loan is collateralized by commercial property in the St. Louis, Mo., area.  One relationship in this category, which included two loans, had $358,000 of charge-offs during 2017 and the remaining balance of $465,000 was transferred to foreclosed assets.  The relationship was collateralized by commercial entertainment property and other property in Branson, Mo.  One loan in this category with a balance of $498,000 was transferred to foreclosed assets during the period.  One relationship in this category, which was collateralized by a theatre property in Branson, Mo., incurred charge-offs of $1.2 million and received payments of $480,000 during the year, which paid off the remaining balance of that loan.  The non-performing consumer category included 255 loans, 204 of which were added during 2017, and the majority of which are indirect used automobile loans. Compared to previous years, in 2016 and 2017 the Company experienced increased levels of delinquencies and repossessions in consumer loans, primarily indirect used automobile loans.  The non-performing land development category was zero at December 31, 2017.  During the year, one loan, which is the same relationship as one of the loans discussed in the commercial real estate category, and was collateralized by land in the Branson, Mo. area had charge-offs of $92,000 and received payments of $3.8 million, which paid off the remaining balance of that loan.  Also during 2017, one loan in this category received payments of $1.6 million, which paid off the remaining balance of that loan.

Foreclosed Assets. Of the total $22.0 million of other real estate owned at December 31, 2017, $2.1 million represents the fair value of foreclosed assets previously covered by FDIC loss sharing agreements, $1.7 million represents foreclosed assets related to Valley Bank and not previously covered by loss sharing agreements, and $1.6 million represents properties which were not acquired through foreclosure, including former branch locations that were closed and held for sale and land which was acquired for a potential branch location. The acquired foreclosed and other assets acquired in the FDIC-assisted transactions and the properties not acquired through foreclosure are not included in the following table and discussion of other real estate owned.  Because sales of foreclosed properties exceeded additions, total foreclosed assets decreased.  Activity in foreclosed assets during the year ended December 31, 2017, was as follows:

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

At December 31, 2017, the land development category of foreclosed assets included 17 properties, the largest of which was located in the Branson, Mo., area and had a balance of $1.2 million, or 17.2% of the total category.  One property located in the northwest Arkansas area and totaling $1.4 million was sold during 2017.  Of the total dollar amount in the land development category of foreclosed assets, 38.6% and 23.0% was located in the Branson, Mo. and the northwest Arkansas areas, respectively, including the largest property previously mentioned.  The subdivision construction category of foreclosed assets included 15 properties, the largest of which was located in the Springfield, Mo. metropolitan area and had a balance of $1.2 million, or 22.8% of the total category.  Of the total dollar amount in the subdivision construction category of foreclosed assets, 38.2% and 22.8% was located in Branson, Mo. and Springfield, Mo., respectively, including the largest property previously mentioned.  The subdivision construction category of foreclosed assets had 16 properties with total or partial sales during 2017, totaling $1.3 million.  The largest sale was a property in northwest Arkansas totaling $775,000.  The commercial real estate category of foreclosed assets included four properties.  The largest relationship in the commercial real estate category includes commercial properties in Springfield, Mo. and the surrounding area totaling $500,000, or 29.5% of the total category.  The assets of one relationship in the commercial real estate category, which included one retail property located in Georgia and one retail property located in Texas totaling $1.5 million, were sold during 2017.  One property in the commercial real estate category, which is a hotel located in the western United States totaling $1.1 million, was sold during the year.  The commercial business category of other real estate had a balance of zero as of December 31, 2017, due to the sale of the one foreclosed property which was added to the category during the year totaling $2.9 million, which was collateralized by the borrower’s interest in a condominium project in Branson, Mo.  The other residential category of foreclosed assets included one property which was added during 2017.  All five properties which were held at the beginning of the year were sold, and included in those sales were four properties which were part of the same condominium community located in Branson, Mo. totaling $843,000.  The larger amount of additions and sales under consumer loans are due to a higher volume of repossessions of automobiles, which generally are subject to a shorter repossession process.  The Company experienced increased levels of delinquencies and repossessions in indirect used automobile loans throughout 2016 and 2017.

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

At December 31, 2017, the commercial real estate category of potential problem loans included three loans, all of which were part of the same customer relationship.  This relationship, totaling $5.8 million, or 100.0% of the total category, is collateralized by theatre and retail property in Branson, Mo.  This is a long-term customer of the Bank and these loans were all originated prior to 2008.  The borrower had been experiencing cash flow issues due to vacancies in some of the properties and the loans were added to potential problem loans during 2017.  $963,000 of the payments in the category related to one relationship, the remainder of which was moved to non-performing loans during 2017.  The one- to four-family residential category of potential problem loans included 16 loans, 10 of which were added during 2017.  The commercial business category of potential problem loans included five loans, one of which was added during 2017.  One loan in this category totaling $970,000 was added to potential problem loans during 2017 and then subsequently transferred to non-performing loans during the year, and is discussed above in non-performing loans.  The consumer category of potential problem loans included 43 loans, 36 of which were added during 2017.   The land development category of potential problem loans decreased from December 31, 2016 primarily due to the transfer of one loan totaling $3.8 million to the non-performing loans category, which is discussed above in non-performing loans.

Non-Interest Income

Non-interest income for the year ended December 31, 2017 was $38.5 million compared with $28.5 million for the year ended December 31, 2016. The increase of $10.0 million, or 35.1%, was primarily the result of the following items:

Gain on early termination of FDIC loss sharing agreement for Inter Savings Bank:  During 2017, the Company’s loss sharing agreement with the FDIC related to Inter Savings Bank was terminated early and the Company received a payment of $15.0 million to settle all outstanding items related to the terminated agreement.  The Company recognized a one-time gross gain in 2017 of $7.7 million related to the termination.

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

Late charges and fees on loans:  Late charges and fees on loans increased $484,000 in 2017 compared to 2016.  The increase was primarily due to fees totaling $632,000 on loan payoffs received on four loan relationships during 2017.

Net gains on loan sales:  Net gains on loan sales decreased $791,000 in 2017 compared to 2016.  The decrease was due to a decrease in originations of fixed-rate loans in 2017 compared to 2016, which resulted in fewer loan sales during 2017.  Fixed rate single-family loans originated are generally subsequently sold in the secondary market.

Other income:  Other income decreased $825,000 in 2017 compared to 2016.  During 2016, the Company recognized gains of $367,000 on the sale of the two branches in Southwest Missouri.  In addition, a gain of $238,000 was recognized on sales of fixed assets unrelated to the branch sales during 2016.  There were no similar transactions during 2017.  There were net losses on the disposal of certain fixed assets, including ATMs, during the year ended December 31, 2017 of approximately $114,000, with no significant losses on the disposal of fixed assets in 2016.

Net realized gains on sales of available-for-sale securities:  During 2016, the Company sold an investment held by Bancorp for a gain of $2.7 million and sold other investment securities for a net gain of $144,000.  There were no gains on sales of investments in 2017.

Non-Interest Expense

Total non-interest expense decreased $6.1 million, or 5.1%, from $120.4 million in the year ended December 31, 2016, to $114.3 million in the year ended December 31, 2017.  The Company’s efficiency ratio for the year ended December 31, 2017 was 58.99%, a decrease from 62.86% in 2016.  The improvement in the ratio for 2017 was primarily due to the decrease in non-interest expense and the increase in non-interest income (significantly impacted by the gain on the termination of the loss sharing agreements for the Inter Savings Bank FDIC-assisted transaction), partially offset by the decrease in net interest income. The Company’s ratio of non-interest expense to average assets decreased from 2.76% for the year ended December 31, 2016, to 2.56% for the year ended December 31, 2017.  The decrease in the ratio for 2017 was due to the decrease in non-interest expense and the increase in average assets in 2017 compared to 2016.  Average assets for the year ended December 31, 2017, increased $89.4 million, or 2.0%, from the year ended December 31, 2016, primarily due to organic loan growth, partially offset by decreases in investment securities.

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

Salaries and employee benefits:  Salaries and employee benefits decreased $343,000 from the prior year.  In 2016, the Company incurred one-time acquisition related net salary and retention bonus and other compensation expenses paid as part of the Fifth Third branch transaction totaling $124,000.  Subsequent to the transaction, some employees related to those operations left the Company and many were not replaced.  Compensation expense also decreased due to a reduction in incentive compensation for loan originators and staff due to fewer residential loan originations in 2017 than in 2016.  The Company also recently reorganized some staff functions in certain areas to operate more efficiently.  In addition, there were budgeted but unfilled positions in various areas of the Company that resulted in lower compensation costs in these areas. These decreases were partially offset by the increase of $1.1 million related to the special employee bonuses paid to all employees who were employed by the Company on December 31, 2017.  These bonuses were in response to the new federal tax reform legislation.

Net occupancy expense:  Net occupancy expense decreased $1.5 million in the year ended December 31, 2017 compared to 2016.  The decrease was primarily due to furniture, fixtures and equipment, and computer equipment which became fully depreciated, resulting in less depreciation expense during 2017.  During 2016, the Company had one-time expenses as part of the acquisition of the Fifth Third banking centers of $279,000 and increased computer license and support costs of $247,000 with no similar expenses in 2017.

Partnership tax credit:  Partnership tax credit expense decreased $751,000 in the year ended December 31, 2017 compared to 2016.  The decrease was primarily due to the end of the amortization period for some of the Company’s new market tax credits and the investment in those tax credits has been written off.

Insurance expense:  Insurance expense decreased $523,000 in the year ended December 31, 2017 compared to 2016 primarily due to a reduction in FDIC insurance premiums resulting from a change in the FDIC insurance assessment rates, which went into effect during the fourth quarter of 2016.

Postage:  Postage decreased $330,000 in 2017 from 2016.  During 2016, the Company incurred significant postage costs due to branch acquisitions and sales and the mailing of chip-enabled debit cards.

Legal, audit and other professional fees:  Legal, audit and other professional fees decreased $329,000 in 2017 from 2016 due to additional expenses in 2016 related to the Fifth Third transaction, as noted in the Fifth Third Bank branch acquisition expenses above.

Other operating expenses:  Other operating expenses decreased $1.5 million in the year ended December 31, 2017 compared to 2016.  The decrease in other operating expenses was primarily due to higher levels of debit card and check fraud losses in 2016.  In 2016, the Company experienced debit card and check fraud losses totaling $1.9 million, a significant portion of which resulted from a data security breach at a national retail merchant which operates stores in many of our markets, affecting some of our debit card customers who transacted business with the merchant.  In 2017, the Company experienced debit card and check fraud losses totaling $1.0 million.  Additionally, $436,000 of the decrease in operating expenses was the charge in 2016 to replace Fifth Third customer checks as discussed above.

Provision for Income Taxes

For the years ended December 31, 2017 and 2016, the Company's effective tax rate was 26.7% and 26.7%, respectively.  These effective rates were lower than the statutory federal tax rate of 35%, due primarily to the utilization of certain investment tax credits and to tax-exempt investments and tax-exempt loans which reduced the Company’s effective tax rate.  The Company’s effective tax rate may fluctuate as it is impacted by the level and timing of the Company’s utilization of tax credits and the level of tax-exempt investments and loans and the overall level of pre-tax income.  The Company’s effective tax rate was higher in 2016 and 2017 than it had typically been in prior years due to increased net income resulting from the gain on termination of the loss sharing agreements for the Inter Savings Bank FDIC-assisted transaction (2017) and gains on the sales of investments (2016).

Based upon current accounting guidance and the utilization and recognition of timing differences, the Company recorded a net decrease in income tax expense of approximately $250,000. This net decrease in income tax expense was comprised of a $2.1 million decrease from the adjustment of net deferred tax liabilities resulting from enactment of the TCJ Act, partially offset by the impacts of other tax planning strategies implemented. This impact on the Company’s net deferred tax liabilities, which includes, among other things, the timing of recognition of various revenues and expenses, was based upon a review and analysis of the Company’s net deferred tax liabilities at December 31, 2017, as well as expected adjustments to various deferred tax assets and deferred tax liabilities in the three months and year ended December 31, 2017, including those accounted for in accumulated other comprehensive income.

Liquidity

Liquidity is a measure of the Company's ability to generate sufficient cash to meet present and future financial obligations in a timely manner through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. These obligations include the credit needs of customers, funding deposit withdrawals and the day-to-day operations of the Company. Liquid assets include cash, interest-bearing deposits with financial institutions and certain investment securities and loans. As a result of the Company's management of the ability to generate liquidity primarily through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors' requirements and meet its customers' credit needs. At December 31, 2018, the Company had commitments of approximately $129.6 million to fund loan originations, $1.24 billion of unused lines of credit and unadvanced loans, and $28.9 million of outstanding letters of credit.

The following table summarizes the Company's fixed and determinable contractual obligations by payment date as of December 31, 2018. Additional information regarding these contractual obligations is discussed further in Notes 8, 9, 10, 11, 12, 13, 16 and 19 of the accompanying audited financial statements, which are included in Item 8 of this Report.

	Payments Due In:
	One Year or Less	Over One to Five Years	Over Five Years	Total
	(In Thousands)

Deposits without a stated maturity	$2,133,596	$—	$—	$2,133,596
Time and brokered certificates of deposit	1,215,822	374,145	1,444	1,591,411
Federal Home Loan Bank advances	—	—	—	—
Short-term borrowings	297,978	—	—	297,978
Subordinated debentures	—	—	25,774	25,774
Subordinated notes	—	—	73,842	73,842
Operating leases	958	2,483	837	4,278
Dividends declared but not paid	4,528	—	—	4,528

	$3,652,882	$376,628	$101,897	$4,131,407

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

At December 31, 2018 and 2017, the Company had these available secured lines and on-balance sheet liquidity:

	December 31, 2018	December 31, 2017
Federal Home Loan Bank line	$666.8 million	$570.5 million
Federal Reserve Bank line	460.7 million	528.9 million
Interest-Bearing and Non-Interest-Bearing Deposits	202.7 million	242.3 million
Unpledged Securities	87.1 million	46.4 million

Statements of Cash Flows. During the years ended December 31, 2018, 2017 and 2016, the Company had positive cash flows from operating activities.  The Company experienced negative cash flows from investing activities during the years ended December 31, 2018 and 2016 and positive cash flows from investing activities during the year ended December 31, 2017.  The Company experienced positive cash flows from financing activities during the years ended December 31, 2018 and 2016 and negative cash flows from financing activities during the year ended December 31, 2017.

Cash flows from operating activities for the periods covered by the Statements of Cash Flows have been primarily related to changes in accrued and deferred assets, credits and other liabilities, the provision for loan losses, realized gains on the sale of investment securities and loans, depreciation and amortization, gains or losses on the termination of loss sharing agreements and the amortization of deferred loan origination fees and discounts (premiums) on loans and investments, all of which are non-cash or non-operating adjustments to operating cash flows. Net income adjusted for non-cash and non-operating items and the origination and sale of loans held-for-sale were the primary sources of cash flows from operating activities. Operating activities provided cash flows of $94.2 million, $62.8 million and $80.6 million during the years ended December 31, 2018, 2017 and 2016, respectively.

During the years ended December 31, 2018 and 2016, investing activities used cash of $381.3 million and $198.7 million, respectively, primarily due to the net increases and purchases of loans and investment securities and the cash paid for the sale of business units (deposits and branches in 2018), partially offset by the sales of investment securities (2016) and cash received from the purchase of business units (deposits and branches in 2016).  During the year ended December 31, 2017, investing activities provided cash of $81.4 million, primarily due to the cash received from the FDIC loss sharing termination reimbursement, proceeds from the sale of other real estate owned and the net repayment of investment securities.

Changes in cash flows from financing activities during the periods covered by the Statements of Cash Flows are primarily due to changes in deposits after interest credited, changes in FHLBank advances, changes in short-term borrowings, dividend payments to stockholders and issuance of subordinated notes (2016).  Financing activities provided cash flows of $247.6 million and $198.7 million during the years ended December 31, 2018 and 2016, respectively, primarily due to increases in customer deposit balances, net increases or decreases in various borrowings and issuance of subordinated notes (2016), partially offset by dividend payments to stockholders.  Financing activities used cash flows of $181.7 million during the year ended December 31, 2017, primarily due to reduction of customer certificate of deposit balances, net increases or decreases in various borrowings and dividend payments to stockholders.

Capital Resources

Management continuously reviews the capital position of the Company and the Bank to ensure compliance with minimum regulatory requirements, as well as to explore ways to increase capital either by retained earnings or other means.

As of December 31, 2018, total stockholders’ equity and common stockholders’ equity were each $532.0 million, or 11.4% of total assets, equivalent to a book value of $37.59 per common share.  As of December 31, 2017, total stockholders’ equity and common stockholders’ equity were each $471.7 million, or 10.7% of total assets, equivalent to a book value of $33.48 per common share.    At December 31, 2018, the Company’s tangible common equity to tangible assets ratio was 11.2% as compared to 10.5% at December 31, 2017.

Banks are required to maintain minimum risk-based capital ratios. These ratios compare capital, as defined by the risk-based regulations, to assets adjusted for their relative risk as defined by the regulations. Under current guidelines, which became effective January 1, 2015, banks must have a minimum common equity Tier 1 capital ratio of 4.50%, a minimum Tier 1 risk-based capital ratio of 6.00%, a minimum total risk-based capital ratio of 8.00%, and a minimum Tier 1 leverage ratio of 4.00%. To be considered "well capitalized," banks must have a minimum common equity Tier 1 capital ratio of 6.50%, a minimum Tier 1 risk-based capital ratio of 8.00%, a minimum total risk-based capital ratio of 10.00%, and a minimum Tier 1 leverage ratio of 5.00%.  On December 31, 2018, the Bank's common equity Tier 1 capital ratio was 12.4%, its Tier 1 capital ratio was 12.4%, its total capital ratio was 13.3% and its Tier 1 leverage ratio was 12.2%. As a result, as of December 31, 2018, the Bank was well capitalized, with capital ratios in excess of those required to qualify as such.  On December 31, 2017, the Bank's common equity Tier 1 capital ratio was 12.3%, its Tier 1 capital ratio was 12.3%, its total capital ratio was 13.2% and its Tier 1 leverage ratio was 11.7%. As a result, as of December 31, 2017, the Bank was well capitalized, with capital ratios in excess of those required to qualify as such.

The FRB has established capital regulations for bank holding companies that generally parallel the capital regulations for banks. On December 31, 2018, the Company's common equity Tier 1 capital ratio was 11.4%, its Tier 1 capital ratio was 11.9%, its total capital ratio was 14.4% and its Tier 1 leverage ratio was 11.7%.  To be considered well capitalized, a bank holding company must have a Tier 1 risk-based capital ratio of at least 6.00% and a total risk-based capital ratio of at least 10.00%.  As of December 31, 2018, the Company was considered well capitalized, with capital ratios in excess of those required to qualify as such. On December 31, 2017, the Company's common equity Tier 1 capital ratio was 10.9%, its Tier 1 capital ratio was 11.4%, its total capital ratio was 14.1% and its Tier 1 leverage ratio was 10.9%. As of December 31, 2017, the Company was considered well capitalized, with capital ratios in excess of those required to qualify as such.

In addition to the minimum common equity Tier 1 capital ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio, the Company and the Bank have to maintain a capital conservation buffer consisting of additional common equity Tier 1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses.  This capital conservation buffer requirement began phasing in beginning on January 1, 2016 when a buffer greater than 0.625% of risk-weighted assets was required, which amount increased by an additional 0.625% as of January 1, 2017, and increased an equal amount each year until the buffer requirement of greater than 2.5% of risk-weighted assets was fully implemented on January 1, 2019.

On August 18, 2011, the Company entered into a Small Business Lending Fund-Securities Purchase Agreement (“Purchase Agreement”) with the Secretary of the Treasury, pursuant to which the Company sold 57,943 shares of the Company’s Senior Non-Cumulative Perpetual Preferred Stock, Series A (the “SBLF Preferred Stock”) to the Secretary of the Treasury for a purchase price of $57.9 million.  The SBLF Preferred Stock was issued pursuant to Treasury’s SBLF program, a $30 billion fund established under the Small Business Jobs Act of 2010 that was created to encourage lending to small businesses by providing Tier 1 capital to qualified community banks and holding companies with assets of less than $10 billion.  As required by the SBLF Purchase Agreement, the proceeds from the sale of the SBLF Preferred Stock were used in connection with the redemption of all 58,000 shares of the Company’s preferred stock, issued to Treasury in December 2008 pursuant to Treasury’s TARP Capital Purchase Program (the “CPP”).  The shares of CPP Preferred Stock were redeemed at their liquidation amount of $1,000 per share plus the accrued but unpaid dividends to the redemption date.

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

Dividends. During the year ended December 31, 2018, the Company declared common stock cash dividends of $1.20 per share (25.5% of net income per common share) and paid common stock cash dividends of $1.12 per share.  During the year ended December 31, 2017, the Company declared common stock cash dividends of $0.94 per share (25.8% of net income per common share) and paid common stock cash dividends of $0.92 per share.  The Board of Directors meets regularly to consider the level and the timing of dividend payments.  The $0.32 per share dividend declared but unpaid as of December 31, 2018, was paid to stockholders in January 2019. In addition, the Company paid preferred dividends as described below in years prior to 2016.

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

Common Stock Repurchases and Issuances. The Company has been in various buy-back programs since May 1990. Our ability to repurchase common stock  was limited, but allowed, under the terms of the SBLF Preferred Stock as noted above, under “-Dividends” and was previously generally precluded due to our participation in the CPP from December 2008 through August 2011.  During the year ended December 31, 2018, the Company repurchased 17,542 shares of its common stock at an average price of $51.52 per share.  During the year ended December 31, 2017, the Company did not repurchase any shares of its common stock.  During the years ended December 31, 2018 and 2017, the Company issued 81,207 shares of stock at an average price of $27.60 per share and 119,147 shares of stock at an average price of $27.35 per share, respectively, to cover stock option exercises.

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

Non-GAAP Reconciliation:  Ratio of Tangible Common Equity to Tangible Assets

	December 31,	December 31,	December 31,	December 31,	December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands)

Common equity at period end	$531,977	$471,662	$429,806	$398,227	$361,802
Less: Intangible assets at period end	9,288	10,850	12,500	5,758	7,508
Tangible common equity at period end (a)	$522,689	$460,812	$417,306	$392,469	$354,294

Total assets at period end	$4,676,200	$4,414,521	$4,550,663	$4,104,189	$3,951,334
Less: Intangible assets at period end	9,288	10,850	12,500	5,758	7,508
Tangible assets at period end (b)	$4,666,912	$4,403,671	$4,538,163	$4,098,431	$3,943,826

Tangible common equity to tangible assets (a) / (b)	11.20%	10.46%	9.20%	9.58%	8.98%

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

The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained despite fluctuations in prevailing interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time. The difference, or the interest rate repricing "gap," provides an indication of the extent to which an institution's interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities repricing during the same period, and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets during the same period. Generally, during a period of rising interest rates, a negative gap within shorter repricing periods would adversely affect net interest income, while a positive gap within shorter repricing periods would result in an increase in net interest income. During a period of falling interest rates, the opposite would be true. As of December 31, 2018, Great Southern's interest rate risk models indicate that, generally, rising interest rates are expected to have a positive impact on the Company's net interest income, while declining interest rates would have a negative impact on net interest income. We model various interest rate scenarios for rising and falling rates, including both parallel and non-parallel shifts in rates. The results of our modeling indicate that net interest income is not likely to be materially affected either positively or negatively in the first twelve months following a rate change, regardless of any changes in interest rates, because our portfolios are relatively well matched in a twelve-month horizon. The effects of interest rate changes, if any, are expected to be more impacting to net interest income in the 12 to 36 months following a rate change.

The current level and shape of the interest rate yield curve poses challenges for interest rate risk management. Prior to its increase of 0.25% on December 16, 2015, the FRB had last changed interest rates on December 16, 2008. This was the first rate increase since June 29, 2006.  The FRB has now also implemented rate increases of 0.25% on eight different occasions beginning December 14, 2016, with the Federal Funds rate now at 2.50%.  A substantial portion of Great Southern's loan portfolio ($1.46 billion at December 31, 2018) is tied to the one-month or three-month LIBOR index and will be subject to adjustment at least once within 90 days after December 31, 2018.  Of these loans, $1.34 billion as of December 31, 2018 had interest rate floors.  Great Southern also has a portfolio of loans ($257 million at December 31, 2018) which are tied to a "prime rate" of interest and will adjust immediately with changes to the "prime rate" of interest.

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

In October 2018, the Company entered into an interest rate swap transaction as part of its ongoing interest rate management strategies to hedge the risk of its floating rate loans.  The notional amount of the swap is $400 million with a termination date of October 6, 2025.  Under the terms of the swap, the Company will receive a fixed rate of interest of 3.018% and will pay a floating rate of interest equal to one-month USD-LIBOR.  The floating rate will be reset monthly and net settlements of interest due to/from the counterparty will also occur monthly.  The floating rate of interest was 2.383% as of December 31, 2018.  Therefore, in the near term, the Company will receive net interest settlements which will be recorded as loan interest income, to the extent that the fixed rate of interest continues to exceed one-month USD-LIBOR.  If USD-LIBOR exceeds the fixed rate of interest in future periods, the Company will be required to pay net settlements to the counterparty and will record those net payments as a reduction of interest income on loans.  The effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affected earnings.  Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

The Company’s interest rate derivatives and hedging activities are discussed further in Note 17 of the accompanying audited financial statements, which are included in Item 8 of this Report.

The following tables illustrate the expected maturities and repricing, respectively, of the Bank's financial instruments at December 31, 2018. These schedules do not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. The tables are based on information prepared in accordance with generally accepted accounting principles.

Maturities

	December 31,							December 31,
	2019	2020	2021	2022	2023	Thereafter	Total	2018 Fair Value
	(Dollars In Thousands)

Financial Assets:
Interest bearing deposits	$92,634	—	—	—	—	—	$92,634	$92,634
Weighted average rate	2.50%	—	—	—	—	—	2.50%
Available-for-sale debt securities(1)	$15,847	$17,571	$6,012	$1,710	$13,227	$189,601	$243,968	$243,968
Weighted average rate	4.96%	5.12%	4.86%	5.50%	3.09%	2.94%	3.29%
Adjustable rate loans	$443,238	$330,228	$467,422	$299,033	$218,671	$497,982	$2,256,574	$2,189,440
Weighted average rate	5.44%	5.52%	5.29%	5.37%	5.31%	4.15%	5.12%
Fixed rate loans	$279,268	$307,867	$375,550	$251,209	$249,104	$333,688	$1,796,686	$1,766,346
Weighted average rate	4.45%	4.72%	5.06%	5.73%	5.48%	5.31%	5.11%
Federal Home Loan Bank stock	—	—	—	—	—	$12,438	$12,438	$12,438
Weighted average rate	—	—	—	—	—	4.68%	4.68%

Total financial assets	$830,987	$655,666	$848,984	$551,952	$481,002	$1,033,709	$4,402,300

Financial Liabilities:
Time deposits	$1, 215,822	$259,704	$73,724	$26,012	$14,705	$1,444	$1,591,411	$1,584,303
Weighted average rate	1.92%	2.22%	2.20%	1.95%	2.18%	1.77%	1.98%
Interest-bearing demand	$1,472,535	—	—	—	—	—	$1,472,535	$1,472,535
Weighted average rate	0.46%	—	—	—	—	—	0.46%
Non-interest-bearing demand	$661,061	—	—	—	—	—	$661,061	$661,061
Weighted average rate	—	—	—	—	—	—	—
Short-term borrowings	$297,978	—	—	—	—	—	$297,978	$297,978
Weighted average rate	1.68%	—	—	—	—	—	1.68%
Subordinated notes	—	—	—	—	—	$75,000	$75,000	$75,188
Weighted average rate	—	—	—	—	—	5.55%	5.55%
Subordinated debentures	—	—	—	—	—	$25,774	$25,774	$25,774
Weighted average rate	—	—	—	—	—	4.14%	4.14%

Total financial liabilities	$3,647,396	$259,704	$73,724	$26,012	$14,705	$102,218	$4,123,759

_______________
(1)
Available-for-sale debt securities include approximately $192.5 million of mortgage-backed securities which pay interest and principal monthly to the Company. Of this total, $84.0 million represents securities that have variable rates of interest after a fixed interest period. These securities will experience rate changes at varying times over the next ten years. This table does not show the effect of these monthly repayments of principal or rate changes.

Repricing

	December 31,							December 31,
	2019	2020	2021	2022	2023	Thereafter	Total	2018 Fair Value
	(Dollars In Thousands)

Financial Assets:
Interest bearing deposits	$92,634	—	—	—	—	—	$92,634	$92,634
Weighted average rate	2.50%	—	—	—	—	—	2.50%
Available-for-sale debt securities(1)	$43,202	$17,571	$12,757	$24,406	$36,022	$110,010	$243,968	$243,968
Weighted average rate	3.68%	5.12%	3.35%	2.47%	2.43%	3.33%	3.29%
Adjustable rate loans	$1,983,704	$87,167	$43,032	$11,740	$32,874	$98,057	$2,256,574	$2,189,440
Weighted average rate	5.28%	3.80%	4.03%	3.70%	4.41%	3.95%	5.12%
Fixed rate loans	$279,268	$307,867	$375,550	$251,209	$249,104	$333,688	$1,796,686	$1,766,346
Weighted average rate	4.45%	4.72%	5.06%	5.73%	5.48%	5.31%	5.11%
Federal Home Loan Bank stock	$12,438	—	—	—	—	—	$12,438	$12,438
Weighted average rate	4.68%	—	—	—	—	—	4.68%

Total financial assets	$2,411,246	$412,605	$431,339	$287,355	$318,000	$541,755	$4,402,300

Financial Liabilities:
Time deposits	$1,215,822	$259,704	$73,724	$26,012	$14,705	$1,444	$1,591,411	$1,584,303
Weighted average rate	1.92%	2.22%	2.20%	1.93%	2.18%	1.77%	1.98%
Interest-bearing demand	$1,472,535	—	—	—	—	—	$1,472,535	$1,472,535
Weighted average rate	0.46%	—	—	—	—	—	0.46%
Non-interest-bearing demand(2)	—	—	—	—	—	$661,061	$661,061	$661,061
Weighted average rate	—	—	—	—	—	—	—
Short-term borrowings	$297,978	—	—	—	—	—	$297,978	$297,978
Weighted average rate	1.68%	—	—	—	—	—	1.68%
Subordinated notes	—	—	—	—	—	$75,000	$75,000	$75,188
Weighted average rate	—	—	—	—	—	5.55%	5.55%
Subordinated debentures	$25,774	—	—	—	—	—	$25,774	$25,774
Weighted average rate	4.14%	—	—	—	—	—	4.14%

Total financial liabilities	$3,012,109	$259,704	$73,724	$26,012	$14,705	$737,505	$4,123,759

Periodic repricing GAP	$(600,863)	$152,901	$357,615	$261,343	$303,295	$(195,750)	$278,541

Cumulative repricing GAP	$(600,863)	$(447,962)	$(90,347)	$170,996	$474,291	$278,541

_______________
(1)
Available-for-sale debt securities include approximately $192.5 million of mortgage-backed securities which pay interest and principal monthly to the Company. Of this total, $84.0 million represents securities that have variable rates of interest after a fixed interest period. These securities will experience rate changes at varying times over the next ten years. This table does not show the effect of these monthly repayments of principal or rate changes.

(2)	Non-interest-bearing demand is included in this table in the column labeled "Thereafter" since there is no interest rate related to these liabilities and therefore there is nothing to reprice.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
Great Southern Bancorp, Inc.
Springfield, Missouri

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Great Southern Bancorp, Inc. (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 7, 2019, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s financial statements based on our audits.

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

/s/ BKD, LLP

We have served as the Company’s auditor since 1975.

Springfield, Missouri
March 7, 2019

Great Southern Bancorp, Inc.
Consolidated Statements of Financial Condition
December 31, 2018 and 2017
(In Thousands, Except Per Share Data)

	2018	2017
Assets
Cash	$110,108	$115,600
Interest-bearing deposits in other financial institutions	92,634	126,653
Cash and cash equivalents	202,742	242,253
Available-for-sale securities	243,968	179,179
Held-to-maturity securities	—	130
Mortgage loans held for sale	1,650	8,203
Loans receivable, net of allowance for loan losses of $38,409 and $36,492 at December 31, 2018 and 2017, respectively	3,989,001	3,726,302
Interest receivable	13,448	12,338
Prepaid expenses and other assets	55,336	47,122
Other real estate owned and repossessions, net	8,440	22,002
Premises and equipment, net	132,424	138,018
Goodwill and other intangible assets	9,288	10,850
Federal Home Loan Bank stock	12,438	11,182
Current and deferred income taxes	7,465	16,942
Total assets	$4,676,200	$4,414,521

Liabilities and Stockholders’ Equity
Liabilities
Deposits	$3,725,007	$3,597,144
Federal Home Loan Bank advances	—	127,500
Securities sold under reverse repurchase agreements with customers	105,253	80,531
Short-term borrowings and other interest-bearing liabilities	192,725	16,604
Subordinated debentures issued to capital trust	25,774	25,774
Subordinated notes	73,842	73,688
Accrued interest payable	3,570	2,904
Advances from borrowers for taxes and insurance	5,092	5,319
Accrued expenses and other liabilities	12,960	13,395
Total liabilities	4,144,223	3,942,859

Commitments and Contingencies	—	—

Stockholders’ Equity
Capital stock
Serial preferred stock, $.01 par value; authorized 1,000,000 shares; issued and outstanding 2018 and 2017 – -0- shares	—	—
Common stock, $.01 par value; authorized 20,000,000 shares; issued and outstanding 2018 – 14,151,198 shares, 2017 – 14,087,533 shares	142	141
Additional paid-in capital	30,121	28,203
Retained earnings	492,087	442,077
Accumulated other comprehensive income, net of income taxes of $2,844 and $708 at December 31, 2018 and 2017, respectively	9,627	1,241

Total stockholders’ equity	531,977	471,662
Total liabilities and stockholders’ equity	$4,676,200	$4,414,521

See Notes to Consolidated Financial Statements

Great Southern Bancorp, Inc.
Consolidated Statements of Income
Years Ended December 31, 2018, 2017 and 2016
(In Thousands, Except Per Share Data)

	2018	2017	2016
Interest Income
Loans	$198,226	$176,654	$178,883
Investment securities and other	7,723	6,407	6,292
	205,949	183,061	185,175
Interest Expense
Deposits	27,957	20,595	17,387
Federal Home Loan Bank advances	3,985	1,516	1,214
Short-term borrowings and repurchase agreements	765	747	1,137
Subordinated debentures issued to capital trust	953	949	803
Subordinated notes	4,097	4,098	1,578
	37,757	27,905	22,119

Net Interest Income	168,192	155,156	163,056
Provision for Loan Losses	7,150	9,100	9,281
Net Interest Income After Provision for Loan Losses	161,042	146,056	153,775

Noninterest Income
Commissions	1,137	1,041	1,097
Service charges and ATM fees	21,695	21,628	21,666
Net gains on loan sales	1,788	3,150	3,941
Net realized gains on sales of available-for-sale securities	2	—	2,873
Late charges and fees on loans	1,622	2,231	1,747
Gain on derivative interest rate products	25	28	66
Gain on sale of business units	7,414	—	—
Gain (loss) on termination of loss sharing agreements	—	7,705	(584)
Amortization of income/expense related to business acquisitions	—	(486)	(6,351)
Other income	2,535	3,230	4,055
	36,218	38,527	28,510

Noninterest Expense
Salaries and employee benefits	60,215	60,034	60,377
Net occupancy expense	25,628	24,613	26,077
Postage	3,348	3,461	3,791
Insurance	2,674	2,959	3,482
Advertising	2,460	2,311	2,228
Office supplies and printing	1,047	1,446	1,708
Telephone	3,272	3,188	3,483
Legal, audit and other professional fees	3,423	2,862	3,191
Expense on other real estate and repossessions	4,919	3,929	4,111
Partnership tax credit investment amortization	575	930	1,681
Acquired deposit intangible asset amortization	1,562	1,650	1,910
Other operating expenses	6,187	6,878	8,388
	115,310	114,261	120,427

Income Before Income Taxes	81,950	70,322	61,858

Provision for Income Taxes	14,841	18,758	16,516

Net Income and Net Income Available to Common Shareholders	$67,109	$51,564	$45,342

Earnings Per Common Share
Basic	$4.75	$3.67	$3.26

Diluted	$4.71	$3.64	$3.21

See Notes to Consolidated Financial Statements

Great Southern Bancorp, Inc.
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2018, 2017 and 2016
(In Thousands)

	2018	2017	2016

Net Income	$67,109	$51,564	$45,342

Unrealized depreciation on available-for-sale securities, net of taxes (credit) of $(353), $(272) and $(1,346) for 2018, 2017 and 2016, respectively	(1,229)	(478)	(2,363)

Less: reclassification adjustment for gains included in net income, net of taxes (credit) of $0, $0 and $(1,043) for 2018, 2017 and 2016, respectively	(2)	—	(1,830)

Change in fair value of cash flow hedge, net of taxes of $2,761, $93 and $50 for 2018, 2017 and 2016, respectively	9,345	161	87

Other comprehensive income (loss)	8,114	(317)	(4,106)

Comprehensive Income	$75,223	$51,247	$41,236

See Notes to Consolidated Financial Statements

Great Southern Bancorp, Inc.
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2018, 2017 and 2016
(In Thousands, Except Per Share Data)

				Accumulated
				Other
		Additional		Comprehensive
	Common	Paid-in	Retained	Income	Treasury
	Stock	Capital	Earnings	(Loss)	Stock	Total

Balance, January 1, 2016	$139	$24,371	$368,053	$5,664	$—	$398,227
Net income	—	—	45,342	—	—	45,342
Stock issued under Stock Option Plan	—	1,571	—	—	1,022	2,593
Common dividends declared, $.88 per share	—	—	(12,250)	—	—	(12,250)
Other comprehensive loss	—	—	—	(4,106)	—	(4,106)
Reclassification of treasury stock per Maryland law	1	—	1,021	—	(1,022)	—

Balance, December 31, 2016	140	25,942	402,166	1,558	—	429,806
Net income	—	—	51,564	—	—	51,564
Stock issued under Stock Option Plan	—	2,261	—	—	1,550	3,811
Common dividends declared, $.94 per share	—	—	(13,202)	—	—	(13,202)
Other comprehensive loss	—	—	—	(317)	—	(317)
Reclassification of treasury stock per Maryland law	1	—	1,549	—	(1,550)	—

Balance, December 31, 2017	141	28,203	442,077	1,241	—	471,662
Net income	—	—	67,109	—	—	67,109
Stock issued under Stock Option Plan	—	1,918	—	—	1,043	2,961
Common dividends declared, $1.20 per share	—	—	(16,966)	—	—	(16,966)
Purchase of the Company’s common stock	—	—	—	—	(903)	(903)
Reclassification of stranded tax effects resulting from change in Federal income tax rate	—	—	(272)	272	—	—
Other comprehensive gain	—	—	—	8,114	—	8,114
Reclassification of treasury stock per Maryland law	1	—	139	—	(140)	—

Balance, December 31, 2018	$142	$30,121	$492,087	$9,627	$—	$531,977

See Notes to Consolidated Financial Statements

Great Southern Bancorp, Inc.
Consolidated Statements of Cash Flows
Years Ended December 31, 2018, 2017 and 2016
(In Thousands)

	2018	2017	2016

Operating Activities
Net income	$67,109	$51,564	$45,342
Proceeds from sales of loans held for sale	92,422	138,659	156,835
Originations of loans held for sale	(83,806)	(126,215)	(156,036)
Items not requiring (providing) cash
Depreciation	9,118	9,120	9,816
Amortization	2,291	2,731	3,656
Compensation expense for stock option grants	737	564	483
Provision for loan losses	7,150	9,100	9,281
Net gains on loan sales	(1,788)	(3,150)	(3,941)
Net realized gains on available-for-sale securities	(2)	—	(2,873)
(Gain) loss on sale of premises and equipment	193	297	(249)
(Gain) loss on sale/write-down of other real estate and respossessions	1,886	(449)	489
Gain on sale of business units	(7,414)	—	(368)
(Gain) loss realized on termination of loss sharing agreements	—	(7,705)	584
(Accretion) amortization of deferred income, premiums, discounts and other	(2,918)	(1,947)	4,423
Gain on derivative interest rate products	(25)	(28)	(66)
Deferred income taxes	(4,450)	9,423	(3,621)
Changes in
Interest receivable	(1,110)	(463)	(535)
Prepaid expenses and other assets	3,002	(5,227)	12,655
Accrued expenses and other liabilities	280	1,821	(2,720)
Income taxes refundable/payable	11,520	(15,278)	7,484

Net cash provided by operating activities	94,195	62,817	80,639

Investing Activities
Net change in loans	(147,945)	136,596	(145,101)
Purchase of loans	(128,038)	(133,018)	(145,600)
Proceeds from sale of student loans	—	—	368
Cash received from purchase of additional business units	—	—	44,363
Cash received from FDIC loss sharing reimbursements	—	16,246	247
Cash paid for sale of business units	(50,356)	—	(17,821)
Purchase of premises and equipment	(9,317)	(7,404)	(10,878)
Proceeds from sale of premises and equipment	2,328	565	1,178
Proceeds from sale of other real estate and repossessions	20,426	33,640	28,362
Capitalized costs on other real estate owned	(153)	(117)	(146)
Proceeds from maturities, calls and repayments of held-to-maturity securities	130	117	106
Proceeds from sale of available-for-sale securities	502	—	55,000
Proceeds from maturities, calls and repayments of available-for-sale securities	25,734	36,754	60,827
Purchase of available-for-sale securities	(93,378)	(3,852)	(71,904)
Redemption (purchase) of Federal Home Loan Bank stock	(1,256)	1,852	2,269

Net cash provided by (used in) investing activities	(381,323)	81,379	(198,730)

Financing Activities
Net increase (decrease) in certificates of deposit	242,955	(114,714)	162,763
Net increase (decrease) in checking and savings accounts	(53,956)	34,796	36,126
Proceeds from Federal Home Loan Bank advances	2,621,500	1,420,500	1,793,000
Repayments of Federal Home Loan Bank advances	(2,749,000)	(1,324,435)	(2,025,070)
Net increase (decrease) in short‑term borrowings and other interest-bearing liabilities	200,843	(188,888)	168,546
Proceeds from issuance of subordinated notes	—	—	73,472
Advances from (to) borrowers for taxes and insurance	(227)	676	(38)
Purchase of the Company's common stock	(903)	—	—
Dividends paid	(15,819)	(12,894)	(12,232)
Stock options exercised	2,224	3,247	2,110

Net cash provided by (used in) financing activities	247,617	(181,712)	198,677

Increase (Decrease) in Cash and Cash Equivalents	(39,511)	(37,516)	80,586

Cash and Cash Equivalents, Beginning of Year	242,253	279,769	199,183

Cash and Cash Equivalents, End of Year	$202,742	$242,253	$279,769

See Notes to Consolidated Financial Statements

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

Note 1:	Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations and Operating Segments

Great Southern Bancorp, Inc. (“GSBC” or the “Company”) operates as a one-bank holding company.  GSBC’s business primarily consists of the operations of Great Southern Bank (the “Bank”), which provides a full range of financial services to customers primarily located in Missouri, Iowa, Kansas, Minnesota, Nebraska and Arkansas.  The Bank also originates commercial loans from lending offices in Dallas, Texas, Tulsa, Okla., Chicago, Ill., Atlanta, Ga., Denver, Colo. and Omaha, Neb.  The Company and the Bank are subject to regulation by certain federal and state agencies and undergo periodic examinations by those regulatory agencies.

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

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

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

For debt securities with fair value below carrying value when the Company does not intend to sell a debt security, and it is more likely than not the Company will not have to sell the security before recovery of its cost basis, it recognizes the credit component of an other-than-temporary impairment (“OTTI”) of a debt security in earnings and the remaining portion in other comprehensive income.  For held-to-maturity debt securities, the amount of an OTTI recorded in other comprehensive income for the noncredit portion of a previous OTTI is amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security.

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
December 31, 2018, 2017 and 2016

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

A loan is considered impaired when, based on current information and events, it is probable that not all of the principal and interest due under the loan agreement will be collected in accordance with contractual terms.  For non-homogeneous loans, such as commercial loans, management determines which loans are reviewed for impairment based on information obtained by account officers, weekly past due meetings, various analyses including annual reviews of large loan relationships, calculations of loan debt coverage ratios as financial information is obtained and periodic reviews of all loans over $1.0 million.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length and reasons for the delay, the borrower’s prior payment record and the amount of any collateral shortfall in relation to the principal and interest owed.

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

For acquired loans not acquired in conjunction with an FDIC-assisted transaction that are not considered to be purchased credit-impaired loans, the Company evaluates those loans acquired in accordance with the provisions of ASC Topic 310-20, Nonrefundable Fees and Other Costs.  The fair value discount on these loans is accreted into interest income over the weighted average life of the loans using a constant yield method.  These loans are not considered to be impaired loans.  The Company evaluates purchased credit-impaired loans in accordance with the provisions of ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality.  Loans acquired in business combinations with evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected are considered to be credit impaired.  Evidence of credit quality deterioration as of the purchase dates may include information such as past-due and nonaccrual status, borrower credit scores and recent loan to value percentages.  Acquired credit-impaired loans that are accounted for under the accounting guidance for loans acquired with deteriorated credit quality are initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loans.

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

The expected cash flows of the acquired loan pools in excess of the fair values recorded is referred to as the accretable yield and is recognized in interest income over the remaining estimated lives of the loan pools for impaired loans accounted for under ASC Topic 310-30.  The Company continues to estimate cash flows expected to be collected on pools of loans sharing common risk characteristics, which are treated in the aggregate when applying various valuation techniques.  Increases in the Company’s cash flow expectations are recognized as

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

increases to the accretable yield while decreases are recognized as impairments through the allowance for loan losses.

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

A valuation allowance of $1.2 million related to bank premises and furniture, fixtures and equipment was recorded during the year ended December 31, 2015, due to the Company’s announced plans to consolidate operations of 14 banking centers into other nearby Great Southern banking center locations.  The closing of these 14 facilities occurred at the close of business on January 8, 2016.  During 2016, these assets were moved from furniture, fixtures and equipment to other real estate owned.  A further valuation allowance of $430,000 related to these properties in other real estate owned not acquired through foreclosure was recorded during the year ended

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016
December 31, 2016, as the Company believed that the market value of some of these properties had declined further.  No asset impairment was recognized during the years ended December 31, 2018 and 2017.  At December 31, 2018, the remaining valuation allowance related to various properties was $928,000.

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

A summary of goodwill and intangible assets is as follows:

	December 31,
	2018	2017
	(In Thousands)

Goodwill – Branch acquisitions	$5,396	$5,396
Deposit intangibles
Sun Security Bank	—	263
InterBank	36	181
Boulevard Bank	275	397
Valley Bank	1,000	1,400
Fifth Third Bank	2,581	3,213
	3,892	5,454

	$9,288	$10,850

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

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

Earnings per common share (EPS) were computed as follows:

	2018	2017	2016
	(In Thousands, Except Per Share Data)

Net income and net income available to common shareholders	$67,109	$51,564	$45,342

Average common shares outstanding	14,132	14,032	13,912

Average common share stock options outstanding	128	148	229

Average diluted common shares	14,260	14,180	14,141

Earnings per common share – basic	$4.75	$3.67	$3.26

Earnings per common share – diluted	$4.71	$3.64	$3.21

Options outstanding at December 31, 2018, 2017 and 2016, to purchase 424,833, 253,711 and 108,450 shares of common stock, respectively, were not included in the computation of diluted earnings per common share for each of the years because the exercise prices of such options were greater than the average market prices of the common stock for the years ended December 31, 2018, 2017 and 2016, respectively.

Stock Compensation Plans

The Company has stock-based employee compensation plans, which are described more fully in Note 21.  In accordance with FASB ASC 718, Compensation – Stock Compensation, compensation cost related to share-based payment transactions is recognized in the Company’s consolidated financial statements based on the grant-date fair value of the award using the modified prospective transition method.  For the years ended December 31, 2018, 2017 and 2016, share-based compensation expense totaling $737,000, $564,000 and $483,000, respectively, was included in salaries and employee benefits expense in the consolidated statements of income.

Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents.  At December 31, 2018 and 2017, cash equivalents consisted of interest-bearing deposits in other financial institutions.  At December 31, 2018, nearly all of the interest-bearing deposits were uninsured with nearly all of these balances held at the Federal Home Loan Bank or the Federal Reserve Bank.

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

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

Deferred income tax expense results from changes in deferred tax assets and liabilities between periods.  Deferred tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination.  The term “more likely than not” means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any.  A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information.  The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances and information available at the reporting date and is subject to management’s judgment.  Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.  At December 31, 2018 and 2017, no valuation allowance was established.

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

Restriction on Cash and Due From Banks

The Bank is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank.  The reserve required at December 31, 2018 and 2017, respectively, was $62.6 million and $59.1 million.

Recent Accounting Pronouncements

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606):  Deferral of the Effective Date, which deferred the effective date of ASU 2014-09.  In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606): Summary and Amendments that Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs--Contracts with Customers (Subtopic 340-40). The guidance in this Update supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the industry topics of the codification. These Updates were effective beginning January 1, 2018.  Our revenue is comprised of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014-09, and non-interest income. We have determined that certain components of our non-interest income contain revenue streams which are included in the scope of these updates, such as deposit-related fees, service charges, debit card interchange fees and other charges and fees, and revenue from the sale of other real estate owned; however the adoption of these updates did not materially impact the Company’s consolidated statements of income. We adopted the guidance using the modified retrospective adoption method, and no cumulative effect adjustment to opening retained earnings was required as a result of the adoption.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

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

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Topic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.  The Update requires investments in equity securities, except for those under the equity method of accounting, to be measured at fair value with changes in fair value recognized through net income.  The update enhances the reporting model for financial instruments to provide users of financial statements with more decision-useful information by updating certain aspects of recognition, measurement, presentation and disclosure of financial instruments. Among other changes, the update requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes.  The Update also clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities.  The Update was effective for the Company on January 1, 2018 and did not have a material impact on the Company’s consolidated statements of financial condition or our consolidated statements of income.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) and in July 2018 FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases.  The amendments in this Update revise the accounting related to lessee accounting.  Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases.  The Update was effective for the Company January 1, 2019.  Adoption of the standard requires the use of a modified retrospective transition approach for all periods presented at the time of adoption.  Based on the Company’s leases outstanding at December 31, 2018, which totaled less than 20 leased properties and no significant leased equipment, the adoption of the new standard did not have a material impact on our consolidated statements of financial condition or our consolidated statements of income, although an increase to assets and liabilities occurs at the time of adoption.  In the first quarter of 2019, the Company recognized a lease liability and a corresponding right-of-use asset for all leases of approximately $9 million based on our current lease portfolio.  Subsequent to December 31, 2018, the Company’s lease terminations, new leases and lease modifications and renewals will impact the amount of lease liability and a corresponding right-of-use asset recognized.  The Company’s leases are currently all “operating leases” as defined in the Update; therefore, no material change in the income statement presentation of lease expense is anticipated.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326).  The Update amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. This Update affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash.  For public companies, the update is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption will be permitted beginning after December 15, 2018. An entity will apply the amendments in this update on a modified retrospective basis, through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company has formed a cross functional committee to oversee the system, data, reporting and other considerations for the purposes of meeting the requirements of this standard.  We have assessed our data and system needs and completed the upload of the necessary historical loan data to the software that will be used in meeting certain requirements of this standard.  Parallel testing of the new methodology compared to the current methodology will commence in the first quarter of 2019.  The Company is evaluating the impact of adopting the new guidance, including the implementation of new data systems to capture the information needed to comply with the new standard.  We expect to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, but cannot yet determine the magnitude of any such one-time adjustment, or the overall impact of the new guidance on the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230).  The Update provides guidance on how certain cash receipts and payments are presented and classified in the statement of cash flows.  These items include: cash payments for debt prepayment or debt extinguishment costs; cash outflows for the settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; and beneficial interests acquired in securitization transactions.  The amendments in the Update are to be applied retrospectively.  The Update was effective for the Company on January 1, 2018 and did not result in a material impact on the Company’s consolidated financial statements, including the statement of cash flows.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740).  The Update provides guidance on the accounting for the income tax consequences of intra-entity transfers of assets other than inventory.  Under this guidance, companies will be required to recognize the income tax consequences of an intra-entity asset transfer when the transfer occurs.  The Update was effective for the Company on January 1, 2018.  The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations - Clarifying the Definition of a Business (Topic 805). The amendments in this Update provide a more robust framework to use in determining when a set of assets and activities is a business. The amendments provide more consistency in applying the guidance, reduce the costs of application, and make the definition of a business more operable. The amendments in this Update were effective for the Company on January 1, 2018. The adoption of this new guidance must be applied on a prospective basis and did not have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles: Goodwill and Other: Simplifying the Test for Goodwill Impairment (Topic 350). To simplify the subsequent measurement of goodwill, the amendments eliminate Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test should be performed by comparing the fair value of a reporting unit with its carrying amount and an impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value.  An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the qualitative impairment test is necessary.  The nature of and reason for the change in accounting principle should be disclosed upon transition. The amendments in this update should be adopted for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted on testing dates after January 1, 2017.  We are currently evaluating the impact of adopting the new guidance, including consideration of early adoption, on the consolidated financial statements, but it is not expected to have a material impact.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

In May 2017, the FASB issued ASU 2017-09, Compensation --Stock Compensation (Topic 718): Scope of Modification Accounting. The amendment provides guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 7l8. The amendments clarify that modification accounting only applies to an entity if the fair value, vesting conditions, or classification of the award changes as a result of changes in the terms or conditions of a share-based payment award. The ASU should be applied prospectively to awards modified on or after the adoption date.  The guidance was effective for the Company on January 1, 2018.  The adoption of the ASU did not impact the Company’s consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The objective of ASU 2017-12 is to improve the financial reporting of hedging relationships by better aligning an entity's risk management activity with the economic objectives in undertaking those activities. In addition, the amendments in this update simplify the application of hedge accounting for preparers of financial statements, as well as improve the understandability of an entity's risk management activities being conveyed to financial statement users. The Company early adopted the ASU on a prospective basis effective October 1, 2018, and the adoption did not have a material effect on the Company’s consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (Topic 220). The amendment allows an entity to elect to reclassify the stranded tax effects resulting from the change in income tax rate from H.R.1, originally known as the “Tax Cuts and Jobs Act,” from accumulated other comprehensive income to retained earnings.  The amendments in this update are effective for periods beginning after December 15, 2018.  Early adoption is permitted.  The Company chose to early adopt ASU 2018-02 effective January 1, 2018.  The stranded tax amount related to unrealized gains and losses on available for sale securities, which was reclassified from accumulated other comprehensive income to retained earnings at the time of adoption, was $272,000.  There were no other income tax effects related to the application of the Act to be reclassified from AOCI to retained earnings.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) - Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 modifies the disclosure requirements on fair value measurements in Topic 820. The amendments in this update remove disclosures that no longer are considered cost beneficial, modify/clarify the specific requirements of certain disclosures, and add disclosure requirements identified as relevant. ASU 2018-13 is effective for periods beginning after December 15, 2019, with early adoption permitted for certain removed and modified disclosures, and is not expected to have a significant impact on our financial statements.

Note 2:	Investments in Securities

The amortized cost and fair values of securities classified as available-for-sale were as follows:

	December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)

Agency mortgage-backed securities	$154,557	$1,272	$2,571	$153,258
Agency collateralized mortgage obligations	39,024	250	14	39,260
States and political subdivisions	50,022	1,428	—	51,450

	$243,603	$2,950	$2,585	$243,968

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

	December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)

Agency mortgage-backed securities	$123,300	$871	$1,638	$122,533
States and political subdivisions	53,930	2,716	—	56,646

	$177,230	$3,587	$1,638	$179,179

At December 31, 2018, the Company’s agency mortgage-backed securities portfolio consisted of FHLMC securities totaling $37.2 million, FNMA securities totaling $92.1 million and GNMA securities totaling $23.9 million.  At December 31, 2018, agency collateralized mortgage obligations consisted of GNMA securities totaling $39.3 million, all of which are commercial multi-family fixed rate securities.  At December 31, 2018, $108.5 million of the Company’s agency mortgage-backed securities had fixed rates of interest and $84.0 million had variable rates of interest.  Of the total FNMA securities at December 31, 2018, $56.3 million are commercial multi-family fixed rate securities.

The amortized cost and fair value of available-for-sale securities at December 31, 2018, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In Thousands)

After one through five years	$849	$919
After five through ten years	9,959	10,139
After ten years	39,214	40,392
Securities not due on a single maturity date	193,581	192,518

	$243,603	$243,968

The amortized cost and fair values of securities classified as held to maturity were as follows.  There were no securities classified as held to maturity at December 31, 2018:

December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(In Thousands)

States and political subdivisions	$130	$1	$—	$131

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

The amortized cost and fair values of securities pledged as collateral was as follows at December 31, 2018 and 2017:

	2018		2017

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)

Public deposits	$9,482	$9,802	$10,958	$11,490
Collateralized borrowing accounts	148,050	146,337	120,622	119,776
Other	763	761	1,579	1,601

	$158,295	$156,900	$133,159	$132,867

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost.  Total fair value of these investments at December 31, 2018 and 2017, was approximately $95.7 million and $89.7 million, respectively, which is approximately 39.2% and 50.0% of the Company’s available-for-sale and held-to-maturity investment portfolio, respectively.

Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these debt securities are temporary.

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2018 and 2017:

	2018
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
Agency mortgage-backed securities	$11,255	$(82)	$74,186	$(2,489)	$85,441	$(2,571)
Agency collateralized mortgage obligations	9,725	(14)	—	—	9,725	(14)
States and political subdivisions	511	—	—	—	511	—

	$21,491	$(96)	$74,186	$(2,489)	$95,677	$(2,585)

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

	2017
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
Agency mortgage-backed securities	$33,862	$(384)	$55,845	$(1,254)	$89,707	$(1,638)
States and political subdivisions	—	—	—	—	—	—

	$33,862	$(384)	$55,845	$(1,254)	$89,707	$(1,638)

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

During 2018, 2017 and 2016, no securities were determined to have impairment that had become other than temporary.

Credit Losses Recognized on Investments

During 2018, 2017 and 2016, there were no debt securities that have experienced fair value deterioration due to credit losses, as well as due to other market factors, but are not otherwise other-than-temporarily impaired.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

Note 3:	Loans and Allowance for Loan Losses

Classes of loans at December 31, 2018 and 2017, included:

	2018	2017
	(In Thousands)

One- to four-family residential construction	$26,177	$20,793
Subdivision construction	13,844	18,062
Land development	44,492	43,971
Commercial construction	1,417,166	1,068,352
Owner occupied one- to four-family residential	276,866	190,515
Non-owner occupied one- to four-family residential	122,438	119,468
Commercial real estate	1,371,435	1,235,329
Other residential	784,894	745,645
Commercial business	322,118	353,351
Industrial revenue bonds	13,940	21,859
Consumer auto	253,528	357,142
Consumer other	57,350	63,368
Home equity lines of credit	121,352	115,439
Loans acquired and accounted for under ASC 310-30, net of discounts	167,651	209,669
	4,993,251	4,562,963
Undisbursed portion of loans in process	(958,441)	(793,669)
Allowance for loan losses	(38,409)	(36,492)
Deferred loan fees and gains, net	(7,400)	(6,500)
	$3,989,001	$3,726,302

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

Classes of loans by aging were as follows:

	December 31, 2018
							Total Loans
						Total	> 90 Days Past
	30-59 Days	60-89 Days	Over 90	Total Past		Loans	Due and
	Past Due	Past Due	Days	Due	Current	Receivable	Still Accruing
	(In Thousands)
One- to four-family
residential construction	$—	$—	$—	$—	$26,177	$26,177	$—
Subdivision construction	—	—	—	—	13,844	13,844	—
Land development	13	—	49	62	44,430	44,492	—
Commercial construction	—	—	—	—	1,417,166	1,417,166	—
Owner occupied one- to four-
family residential	1,431	806	1,206	3,443	273,423	276,866	—
Non-owner occupied one- to
four-family residential	1,142	144	1,458	2,744	119,694	122,438	—
Commercial real estate	3,940	53	334	4,327	1,367,108	1,371,435	—
Other residential	—	—	—	—	784,894	784,894	—
Commercial business	72	54	1,437	1,563	320,555	322,118	—
Industrial revenue bonds	3	—	—	3	13,937	13,940	—
Consumer auto	2,596	722	1,490	4,808	248,720	253,528	—
Consumer other	691	181	240	1,112	56,238	57,350	—
Home equity lines of credit	229	—	86	315	121,037	121,352	—
Loans acquired and accounted for under ASC 310-30, net of discounts	2,195	1,416	6,827	10,438	157,213	167,651	—
	12,312	3,376	13,127	28,815	4,964,436	4,993,251	—
Less loans acquired and
accounted for under ASC 310-30, net of discounts	2,195	1,416	6,827	10,438	157,213	167,651	—

Total	$10,117	$1,960	$6,300	$18,377	$4,807,223	$4,825,600	$—

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

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

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

Nonaccruing loans are summarized as follows:

	December 31,
	2018	2017
	(In Thousands)

One- to four-family residential construction	$—	$—
Subdivision construction	49	98
Land development	—	—
Commercial construction	—	—
Owner occupied one- to four-family residential	1,206	904
Non-owner occupied one- to four-family
residential	1,458	1,758
Commercial real estate	334	1,226
Other residential	—	1,877
Commercial business	1,437	2,063
Industrial revenue bonds	—	—
Consumer auto	1,490	2,272
Consumer other	240	557
Home equity lines of credit	86	404

Total	$6,300	$11,159

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

The following tables present the activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2018, 2017 and 2016, respectively.  Also presented are the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of the years ended December 31, 2018, 2017, and 2016, respectively:

	December 31, 2018
	One- to Four-
	Family
	Residential
	and	Other	Commercial	Commercial	Commercial
	Construction	Residential	Real Estate	Construction	Business	Consumer	Total
	(In Thousands)
Allowance for Loan Losses
Balance, January 1, 2018	$2,108	$2,839	$18,639	$1,767	$3,581	$7,558	$36,492
Provision (benefit) charged to expense	742	1,982	1,094	1,031	(1,613)	3,914	7,150
Losses charged off	(62)	(525)	(102)	(87)	(1,155)	(9,425)	(11,356)
Recoveries	334	417	172	394	755	4,051	6,123

Balance,
December 31, 2018	$3,122	$4,713	$19,803	$3,105	$1,568	$6,098	$38,409

Ending balance:
Individually evaluated
for impairment	$694	$—	$613	$—	$309	$425	$2,041
Collectively evaluated
for impairment	$2,392	$4,681	$18,958	$3,029	$1,247	$5,640	$35,947
Loans acquired and
accounted for under
ASC 310-30	$36	$32	$232	$76	$12	$33	$421

Loans
Individually evaluated
for impairment	$6,116	$—	$3,501	$14	$1,844	$2,464	$13,939
Collectively evaluated
for impairment	$433,209	$784,894	$1,367,934	$1,461,644	$334,214	$429,766	$4,811,661
Loans acquired and
accounted for under
ASC 310-30	$93,841	$12,790	$33,620	$4,093	$4,347	$18,960	$167,651

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

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
December 31, 2018, 2017 and 2016

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

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

The weighted average interest rate on loans receivable at December 31, 2018 and 2017, was 5.16% and 4.74%, respectively.

Loans serviced for others are not included in the accompanying consolidated statements of financial condition.  The unpaid principal balance of loans serviced for others at December 31, 2018, was $260.2 million, consisting of $181.5 million of commercial loan participations sold to other financial institutions and $78.7 million of residential mortgage loans sold.  The unpaid principal balance of loans serviced for others at December 31, 2017, was $254.0 million, consisting of $164.8 million of commercial loan participations sold to other financial institutions and $89.2 million of residential mortgage loans sold.  In addition, available lines of credit on these loans were $121.0 million and $37.8 million at December 31, 2018 and 2017, respectively.

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

The following summarizes information regarding impaired loans at and during the years ended December 31, 2018, 2017 and 2016:

				Year Ended
	December 31, 2018			December 31, 2018
				Average
		Unpaid		Investment	Interest
	Recorded	Principal	Specific	in Impaired	Income
	Balance	Balance	Allowance	Loans	Recognized
	(In Thousands)

One- to four-family residential construction	$—	$—	$—	$—	$—
Subdivision construction	318	318	105	321	17
Land development	14	18	—	14	1
Commercial construction	—	—	—	—	—
Owner occupied one- to four-family
residential	3,576	3,926	285	3,406	197
Non-owner occupied one- to four-family
residential	2,222	2,519	304	2,870	158
Commercial real estate	3,501	3,665	613	6,216	337
Other residential	—	—	—	1,026	20
Commercial business	1,844	2,207	309	2,932	362
Industrial revenue bonds	—	—	—	—	—
Consumer auto	1,874	2,114	336	2,069	167
Consumer other	479	684	72	738	59
Home equity lines of credit	111	128	17	412	28

Total	$13,939	$15,579	$2,041	$20,004	$1,346

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

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

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

At December 31, 2018, $8.4 million of impaired loans had specific valuation allowances totaling $2.0 million.  At December 31, 2017, $12.7 million of impaired loans had specific valuation allowances totaling $4.0 million.  At December 31, 2016, $18.1 million of impaired loans had specific valuation allowances totaling $6.4 million.  For impaired loans which were nonaccruing, interest of approximately $1.0 million, $1.2 million and $1.5 million would have been recognized on an accrual basis during the years ended December 31, 2018, 2017 and 2016, respectively.

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

The following table presents newly restructured loans during 2018 and 2017 by type of modification:

	2018
				Total
	Interest Only	Term	Combination	Modification
	(In Thousands)

Mortgage loans on real estate:
Residential one-to-four family	$1,348	$—	$—	$1,348
Construction and land development	—	31	—	31
Commercial	—	—	106	106
Consumer	—	535	—	535

	$1,348	$566	$106	$2,020

	2017
				Total
	Interest Only	Term	Combination	Modification
	(In Thousands)

Mortgage loans on real estate:
Commercial	$—	$—	$5,759	$5,759
Commercial business	—	16	274	290
Consumer	—	245	—	245

	$—	$261	$6,033	$6,294

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

At December 31, 2018, the Company had $6.9 million of loans that were modified in troubled debt restructurings and impaired, as follows:  $283,000 of construction and land development loans, $3.9 million of single family residential mortgage loans, $1.3 million of commercial real estate loans, $548,000 of commercial business loans and $803,000 of consumer loans.  Of the total troubled debt restructurings at December 31, 2018, $4.7 million were accruing interest and $2.5 million were classified as substandard using the Company’s internal grading system which is described below. The Company had no troubled debt restructurings which were modified in the previous 12 months and subsequently defaulted during the year ended December 31, 2018.  When loans modified as troubled debt restructuring have subsequent payment defaults, the defaults are factored into the determination of the allowance for loan losses to ensure specific valuation allowances reflect amounts considered uncollectible.  At December 31, 2017, the Company had $15.0 million of loans that were modified in troubled debt restructurings and impaired, as follows:  $266,000 of construction and land development loans, $6.2 million of single family and multi-family residential mortgage loans, $7.1 million of commercial real estate loans, $867,000 million of commercial business loans and $617,000 of consumer loans.  Of the total troubled debt restructurings at December 31, 2017, $12.3 million were accruing interest and $8.8 million were classified as substandard using the Company’s internal grading system. During the year ended December 31, 2018, borrowers with loans designated as troubled debt restructurings totaling $87,000, all of which consisted of consumer loans, met the criteria for placement back on accrual status.  This criteria is generally a minimum of six months of consistent and timely payment performance under original or modified terms.

The Company reviews the credit quality of its loan portfolio using an internal grading system that classifies loans as “Satisfactory,” “Watch,” “Special Mention,” “Substandard” and “Doubtful.”  Loans classified as watch are being monitored because of indications of potential weaknesses or deficiencies that may require future classification as special mention or substandard.  Special mention loans possess potential weaknesses that deserve management’s close attention but do not expose the Bank to a degree of risk that warrants substandard classification.  Substandard loans are characterized by the distinct possibility that the Bank will sustain some loss if certain deficiencies are not corrected.  Doubtful loans are those having all the weaknesses inherent to those classified Substandard with the added characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.  Loans not meeting any of the criteria previously described are considered satisfactory.  The FDIC-assisted acquired loans are evaluated using this internal grading system.  These loans are accounted for in pools.   Minimal adverse classification in these acquired loan pools was identified as of December 31, 2018 and 2017, respectively.  See Note 4 for further discussion of the acquired loan pools and termination of the loss sharing agreements.

The Company evaluates the loan risk internal grading system definitions and allowance for loan loss methodology on an ongoing basis.  The general component of the allowance for loan losses is affected by several factors, including, but not limited to, average historical losses, average life of the loans, the current composition of the loan portfolio, current and expected economic conditions, collateral values and internal risk ratings.  Management considers all these factors in determining the adequacy of the Company’s allowance for loan losses.  No significant changes were made to the loan risk grading system definitions and allowance for loan loss methodology during the past year.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

The loan grading system is presented by loan class below:

	December 31, 2018
			Special
	Satisfactory	Watch	Mention	Substandard	Doubtful	Total
	(In Thousands)
One- to four-family residential
construction	$25,803	$374	$—	$—	$—	$26,177
Subdivision construction	12,077	1,718	—	49	—	13,844
Land development	39,892	4,600	—	—	—	44,492
Commercial construction	1,417,166	—	—	—	—	1,417,166
Owner occupied one- to-four-
family residential	274,661	43	—	2,162	—	276,866
Non-owner occupied one- to-
four-family residential	119,951	941	—	1,546	—	122,438
Commercial real estate	1,357,987	11,061	—	2,387	—	1,371,435
Other residential	784,393	501	—	—	—	784,894
Commercial business	315,518	5,163	—	1,437	—	322,118
Industrial revenue bonds	13,940	—	—	—	—	13,940
Consumer auto	251,824	116	—	1,588	—	253,528
Consumer other	56,859	157	—	334	—	57,350
Home equity lines of credit	121,134	118	—	100	—	121,352
Loans acquired and accounted
for under ASC 310-30,
net of discounts	167,632	—	—	19	—	167,651

Total	$4,958,837	$24,792	$—	$9,622	$—	$4,993,251

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

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

Certain directors and executive officers of the Company and the Bank are customers of and had transactions with the Bank in the ordinary course of business.  Except for the interest rates on loans secured by personal residences, in the opinion of management, all loans included in such transactions were made on substantially the same terms as those prevailing at the time for comparable transactions with unrelated parties.  Generally, residential first mortgage loans and home equity lines of credit to all employees and directors have been granted at interest rates equal to the Bank’s cost of funds, subject to annual adjustments in the case of residential first mortgage loans and monthly adjustments in the case of home equity lines of credit.  At December 31, 2018 and 2017, loans outstanding to these directors and executive officers are summarized as follows:

	2018	2017
	(In Thousands)

Balance, beginning of year	$40,041	$24,793
New loans	17,141	19,734
Payments	(28,165)	(4,486)

Balance, end of year	$29,017	$40,041

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

Note 4:	Acquired Loans, Loss Sharing Agreements and FDIC Indemnification Assets

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

The loans and foreclosed assets purchased in the InterBank transaction were covered by a loss sharing agreement between the FDIC and Great Southern Bank.  This agreement originally was to extend for ten years for 1-4 family real estate loans and for five years for other loans but was terminated early, effective June 9, 2017, by mutual agreement of Great Southern Bank and the FDIC.  See “Loss Sharing Agreements” below.  Based upon the acquisition date fair values of the net assets acquired, no goodwill was recorded.  A premium was recorded in conjunction with the fair value of the acquired loans and the amount amortized to yield during 2018, 2017 and 2016 was $175,000, $269,000 and $359,000, respectively.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

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

Based upon the acquisition date fair values of the net assets acquired, no goodwill was recorded.  A premium was recorded in conjunction with the fair value of the acquired loans and the amount amortized to yield during 2018, 2017 and 2016 was $11,000, $217,000 and $491,000, respectively.

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

The termination of the loss sharing agreements for the TeamBank, Vantus Bank, Sun Security Bank and InterBank transactions has no impact on the yields for the loans that were previously covered under these agreements. All post-termination recoveries, gains, losses and expenses related to these previously covered assets are recognized entirely by Great Southern Bank since the FDIC no longer shares in such gains or losses. Accordingly, the Company’s earnings are positively impacted to the extent the Company recognizes gains on any sales or recoveries in excess of the carrying value of such assets. Similarly, the Company’s future earnings are negatively impacted to the extent the Company recognizes expenses, losses or charge-offs related to such assets.

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

The amount of the estimated cash flows expected to be received from the acquired loan pools in excess of the fair values recorded for the loan pools is referred to as the accretable yield.  The accretable yield is recognized as interest income over the estimated lives of the loans.  The Company continues to evaluate the fair value of the loans including cash flows expected to be collected.  Increases in the Company’s cash flow expectations are recognized as increases to the accretable yield while decreases are recognized as impairments through the

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

allowance for loan losses.  During the years ended December 31, 2018, 2017 and 2016, improvements in expected cash flows related to the acquired loan portfolios resulted in adjustments to the accretable yield to be spread over the estimated remaining lives of the loans on a level-yield basis.  The increases in expected cash flows also reduced the amount of expected reimbursements under the loss sharing agreements, when applicable, until they were terminated or expired.  This resulted in corresponding adjustments during the years ended December 31, 2017 and 2016, to the indemnification assets (which during 2017 were reduced to $-0- due to the termination of the loss sharing agreements).  The amounts of these adjustments were as follows:

	Year Ended December 31,
	2018	2017	2016
	(In Thousands)
Increase in accretable yield due to increased
cash flow expectations	$5,202	$1,333	$10,598
Decrease in FDIC indemnification asset
as a result of accretable yield increase	—	—	(2,744)

The adjustments, along with those made in previous years, impacted the Company’s Consolidated Statements of Income as follows:

	Year Ended December 31,
	2018	2017	2016
	(In Thousands)
Interest income	$5,134	$5,014	$16,393
Noninterest income	—	(634)	(7,033)

Net impact to pre-tax income	$5,134	$4,380	$9,360

On an on-going basis the Company estimates the cash flows expected to be collected from the acquired loan pools.  For each of the loan portfolios acquired, the cash flow estimates have increased, based on payment histories and reduced credit loss expectations.  This resulted in increased income that has been spread, on a level-yield basis, over the remaining expected lives of the loan pools (and, therefore, has decreased over time).  Increases in expected cash flows also reduced the amount of expected reimbursements under the loss sharing agreements with the FDIC (when such agreements were in place), which were recorded as indemnification assets.  Therefore, the expected indemnification assets had also been reduced, resulting in adjustments to be amortized on a comparable basis over the remainder of the loss sharing agreements or the remaining expected lives of the loan pools, whichever was shorter.  Additional estimated cash flows totaling approximately $5.2 million were recorded in the year ended December 31, 2018 related to these loan pools, with no corresponding reduction in expected reimbursement from the FDIC as the remaining loss sharing agreements were terminated in 2017.

Because these adjustments to accretable yield will be recognized generally over the remaining lives of the loan pools, they will impact future periods as well. As of December 31, 2018, the remaining accretable yield adjustment that will affect interest income was $2.7 million.  Of the remaining adjustments affecting interest income, we expect to recognize $2.0 million of interest income during 2019. Additional adjustments to accretable yield may be recorded in future periods from the FDIC-assisted transactions, as the Company continues to estimate expected cash flows from the acquired loan pools.  As there is no longer, nor will there be in the future, indemnification asset amortization related to TeamBank, Vantus Bank, Sun Security Bank or InterBank due to the termination or expiration of the related loss sharing agreements for those transactions, there is no remaining indemnification asset or related adjustments that will affect non-interest income (expense).

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

TeamBank Loans and Foreclosed Assets.  The following tables present the balances of the acquired loans and foreclosed assets related to the TeamBank transaction at December 31, 2018 and 2017.  Through December 31, 2018, gross loan balances (due from borrowers) were reduced approximately $425.6 million since the transaction date because of $293.0 million of repayments by the borrowers, $61.7 million of transfers to foreclosed assets and $70.9 million of charge-downs to customer loan balances.  Based upon the collectability analyses performed at the time of the acquisition, we expected certain levels of foreclosures and charge-offs and actual results have been better than our expectations.  As a result, cash flows expected to be received from the acquired loan pools have increased, resulting in adjustments that were made to the related accretable yield as described above.

	December 31, 2018
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$10,602	$—
Reclassification from nonaccretable discount
to accretable discount due to change in	(399)	—
expected losses (net of accretion to date)
Original estimated fair value of assets, net of
activity since acquisition date	(10,106)	—

Expected loss remaining	$97	$—

	December 31, 2017
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$13,668	$35
Reclassification from nonaccretable discount
to accretable discount due to change in	(589)	—
expected losses (net of accretion to date)
Original estimated fair value of assets, net of
activity since acquisition date	(12,948)	(35)

Expected loss remaining	$131	$—

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

Vantus Bank Loans and Foreclosed Assets.  The following tables present the balances of the acquired loans and foreclosed assets related to the Vantus Bank transaction at December 31, 2018 and 2017.  Through December 31, 2018, gross loan balances (due from borrowers) were reduced approximately $317.5 million since the transaction date because of $271.9 million of repayments by the borrowers, $16.7 million of transfers to foreclosed assets and $28.9 million of charge-downs to customer loan balances.  Based upon the collectability analyses performed at the time of the acquisition, we expected certain levels of foreclosures and charge-offs and actual results have been better than our expectations.  As a result, cash flows expected to be received from the acquired loan pools have increased, resulting in adjustments that were made to the related accretable yield as described above.

	December 31, 2018
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$14,097	$—
Reclassification from nonaccretable discount
to accretable discount due to change in
expected losses (net of accretion to date)	(58)	—
Original estimated fair value of assets, net of
activity since acquisition date	(13,809)	—

Expected loss remaining	$230	$—

	December 31, 2017
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$18,965	$15
Reclassification from nonaccretable discount
to accretable discount due to change in
expected losses (net of accretion to date)	(131)	—
Original estimated fair value of assets, net of
activity since acquisition date	(18,605)	(15)

Expected loss remaining	$229	$—

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

Sun Security Bank Loans and Foreclosed Assets.  The following tables present the balances of the acquired loans and foreclosed assets related to the Sun Security Bank transaction at December 31, 2018 and 2017.  Through December 31, 2018, gross loan balances (due from borrowers) were reduced approximately $213.3 million since the transaction date because of $153.9 million of repayments by the borrowers, $28.6 million of transfers to foreclosed assets and $30.8 million of charge-downs to customer loan balances.  Based upon the collectability analyses performed at the time of the acquisition, we expected certain levels of foreclosures and charge-offs and actual results have been better than our expectations.  As a result, cash flows expected to be received from the acquired loan pools have increased, resulting in adjustments that were made to the related accretable yield as described above.

	December 31, 2018
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$21,171	$91
Reclassification from nonaccretable discount
to accretable discount due to change in
expected losses (net of accretion to date)	(342)	—
Original estimated fair value of assets, net of
activity since acquisition date	(20,171)	(61)

Expected loss remaining	$658	$30

	December 31, 2017
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$26,787	$306
Reclassification from nonaccretable discount
to accretable discount due to change in
expected losses (net of accretion to date)	(494)	—
Original estimated fair value of assets, net of
activity since acquisition date	(25,348)	(299)

Expected loss remaining	$945	$7

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

InterBank Loans and Foreclosed Assets.  The following tables present the balances of the acquired loans and foreclosed assets related to the InterBank transaction at December 31, 2018 and 2017.  Through December 31, 2018, gross loan balances (due from borrowers) were reduced approximately $308.2 million since the transaction date because of $265.8 million of repayments by the borrowers, $20.0 million of transfers to foreclosed assets and $22.4 million of charge-offs to customer loan balances.  Based upon the collectability analyses performed at the time of the acquisition, we expected certain levels of foreclosures and charge-offs and actual results have been better than our expectations.  As a result, cash flows expected to be received from the acquired loan pools have increased, resulting in adjustments that were made to the related accretable yield as described above.

	December 31, 2018
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$85,106	$121
Noncredit premium/(discount), net of
activity since acquisition date	99	—
Reclassification from nonaccretable discount
to accretable discount due to change in
expected losses (net of accretion to date)	(1,695)	—
Original estimated fair value of assets, net of
activity since acquisition date	(74,436)	(106)

Expected loss remaining	$9,074	$15

	December 31, 2017
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis for loss sharing determination,
net of activity since acquisition date	$112,399	$2,012
Noncredit premium/(discount), net of
activity since acquisition date	274	—
Reclassification from nonaccretable discount
to accretable discount due to change in
expected losses (net of accretion to date)	(972)	—
Original estimated fair value of assets, net of
activity since acquisition date	(98,321)	(1,785)

Expected loss remaining	$13,380	$227

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

Valley Bank Loans and Foreclosed Assets.  The following tables present the balances of the acquired loans and foreclosed assets related to the Valley Bank transaction at December 31, 2018 and 2017.  Through December 31, 2018, gross loan balances (due from borrowers) were reduced approximately $139.7 million since the transaction date because of $127.7 million of repayments by the borrowers, $4.0 million of transfers to foreclosed assets and $8.0 million of charge-offs to customer loan balances.  Based upon the collectability analyses performed at the time of the acquisition, we expected certain levels of foreclosures and charge-offs and actual results have been better than our expectations.  As a result, cash flows expected to be received from the acquired loan pools have increased, resulting in adjustments that were made to the related accretable yield as described above.

	December 31, 2018
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis, net of activity
since acquisition date	$53,470	$1,233
Reclassification from nonaccretable discount
to accretable discount due to change in
expected losses (net of accretion to date)	(169)	—
Original estimated fair value of assets, net of
activity since acquisition date	(49,124)	(1,233)
Expected loss remaining	$4,177	$—

	December 31, 2017
		Foreclosed
	Loans	Assets
	(In Thousands)
Initial basis, net of activity
since acquisition date	$59,997	$1,673
Noncredit premium/(discount), net of
activity since acquisition date	11	—
Reclassification from nonaccretable discount
to accretable discount due to change in
expected losses (net of accretion to date)	(411)	—
Original estimated fair value of assets, net of
activity since acquisition date	(54,442)	(1,667)
Expected loss remaining	$5,155	$6

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

Changes in the accretable yield for acquired loan pools were as follows for the years ended December 31, 2018, 2017 and 2016:

			Sun
	TeamBank	Vantus Bank	Security Bank	InterBank	Valley Bank
	(In Thousands)

Balance, January 1, 2016	$3,805	$3,360	$5,924	$16,347	$8,316
Accretion	(1,834)	(1,877)	(3,832)	(13,964)	(11,933)
Reclassification from nonaccretable difference(1)	506	1,064	2,185	6,129	8,414

Balance, December 31, 2016	2,477	2,547	4,277	8,512	4,797
Accretion	(1,563)	(1,373)	(2,251)	(7,505)	(5,823)
Reclassification from nonaccretable difference(1)	1,157	676	875	4,067	3,721

Balance, December 31, 2017	2,071	1,850	2,901	5,074	2,695
Accretion	(1,042)	(1,196)	(1,667)	(8,349)	(3,892)
Reclassification from nonaccretable difference(1)	327	778	1,008	8,269	4,260

Balance, December 31, 2018	$1,356	$1,432	$2,242	$4,994	$3,063

(1)
Represents increases in estimated cash flows expected to be received from the acquired loan pools, primarily due to lower estimated credit losses.  The numbers also include changes in expected accretion of the loan pools for TeamBank, Vantus Bank, Sun Security Bank, InterBank and Valley Bank for the year ended December 31, 2018, totaling $312,000, $778,000, $756,000, $4.1 million and $3.5 million, respectively; for TeamBank, Vantus Bank, Sun Security Bank, InterBank and Valley Bank for the year ended December 31, 2017, totaling $1.1 million, $663,000, $850,000, $3.5 million and $3.0 million, respectively; and for TeamBank, Vantus Bank, Sun Security Bank, InterBank and Valley Bank for the year ended December 31, 2016, totaling $506,000, $1.0 million, $1.8 million, $2.7 million and $1.6 million, respectively.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

Note 5:	Other Real Estate Owned and Repossessions

Major classifications of other real estate owned at December 31, 2018 and 2017, were as follows:

	2018	2017
	(In Thousands)
Foreclosed assets held for sale and repossessions
One- to four-family construction	$—	$—
Subdivision construction	1,092	5,413
Land development	3,191	7,229
Commercial construction	—	—
One- to four-family residential	269	112
Other residential	—	140
Commercial real estate	—	1,694
Commercial business	—	—
Consumer	928	1,987
	5,480	16,575
Acquired foreclosed assets no longer covered by
FDIC loss sharing agreements, net of discounts	167	2,133
Acquired foreclosed assets not covered by FDIC
loss sharing agreements, net of discounts (Valley Bank)	1,234	1,666

Foreclosed assets held for sale and repossessions, net	6,881	20,374

Other real estate owned not acquired through foreclosure	1,559	1,628

Other real estate owned and repossessions	$8,440	$22,002

At December 31, 2018, other real estate owned not acquired through foreclosure included nine properties, eight of which were branch locations that were closed and are held for sale, and one of which is land acquired for a potential branch location.  During the year ended December 31, 2018, one former branch location was sold at a loss of $24,000, which is included in the net gains on sales of other real estate owned and repossessions amount in the table below.

At December 31, 2017, other real estate owned not acquired through foreclosure included 10 properties, nine of which were branch locations that were closed and are held for sale, and one of which is land acquired for a potential branch location.  During the year ended December 31, 2017, seven former branch locations were sold at an aggregate gain of $250,000, which is included in the net gains on sales of other real estate owned and repossessions amount in the table below.

At December 31, 2018, residential mortgage loans totaling $1.3 million were in the process of foreclosure, $1.0 million of which were acquired loans.  Of the $1.0 million of acquired loans, $873,000 were previously covered by loss sharing agreements and $171,000 were acquired in the Valley Bank transaction.

At December 31, 2017, residential mortgage loans totaling $3.2 million were in the process of foreclosure, $3.0 million of which were acquired loans.  Of the $3.0 million of acquired loans, $2.8 million were previously covered by loss sharing agreements and $208,000 were acquired in the Valley Bank transaction.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

Expenses applicable to other real estate owned and repossessions for the years ended December 31, 2018, 2017 and 2016, included the following:

	2018	2017	2016
	(In Thousands)

Net gains on sales of other real estate owned and repossessions	$(2,522)	$(2,212)	$(68)
Valuation write-downs	3,897	1,585	431
Operating expenses, net of rental income	3,544	4,556	3,748

	$4,919	$3,929	$4,111

Note 6:	Premises and Equipment

Major classifications of premises and equipment at December 31, 2018 and 2017, stated at cost, were as follows:

	2018	2017
	(In Thousands)

Land	$40,508	$42,312
Buildings and improvements	95,039	97,464
Furniture, fixtures and equipment	54,327	53,841
	189,874	193,617
Less accumulated depreciation	57,450	55,599

	$132,424	$138,018

Note 7:	Investments in Limited Partnerships

Investments in Affordable Housing Partnerships

The Company has invested in certain limited partnerships that were formed to develop and operate apartments and single-family houses designed as high-quality affordable housing for lower income tenants throughout Missouri and contiguous states.  At December 31, 2018 the Company had 17 such investments, with a net carrying value of $22.9 million.  At December 31, 2017, the Company had 16 such investments, with a net carrying value of $18.2 million.  Due to the Company’s inability to exercise any significant influence over any of the investments in Affordable Housing Partnerships, they all are accounted for using the proportional amortization method.  Each of the partnerships must meet the regulatory requirements for affordable housing for a minimum 15-year compliance period to fully utilize the tax credits.  If the partnerships cease to qualify during the compliance period, the credits may be denied for any period in which the projects are not in compliance and a portion of the credits previously taken may be subject to recapture with interest.

The remaining federal affordable housing tax credits to be utilized through 2029 were $33.1 million as of December 31, 2018, assuming no tax credit recapture events occur and all projects currently under construction are completed as planned.  Amortization of the investments in partnerships is expected to be approximately $29.3 million, assuming all projects currently under construction are completed and funded as planned.  The Company’s usage of federal affordable housing tax credits approximated $6.6 million, $6.6 million and $6.2 million during 2018, 2017 and 2016, respectively.  Investment amortization amounted to $5.0 million, $5.2 million and $4.4 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

Investments in Community Development Entities

The Company has invested in certain limited partnerships that were formed to develop and operate business and real estate projects located in low-income communities.  At December 31, 2018, the Company had one such investment, with a net carrying value of $365,000.  At December 31, 2017, the Company had two such investments, with a net carrying value of $940,000.  Due to the Company’s inability to exercise any significant influence over any of the investments in qualified Community Development Entities, they are all accounted for using the cost method.  Each of the partnerships provides federal New Market Tax Credits over a seven-year credit allowance period.  In each of the first three years, credits totaling five percent of the original investment are allowed on the credit allowance dates and for the final four years, credits totaling six percent of the original investment are allowed on the credit allowance dates.  Each of the partnerships must be invested in a qualified Community Development Entity on each of the credit allowance dates during the seven-year period to utilize the tax credits.  If the Community Development Entities cease to qualify during the seven-year period, the credits may be denied for any credit allowance date and a portion of the credits previously taken may be subject to recapture with interest.  The investments in the Community Development Entities cannot be redeemed before the end of the seven-year period.

The remaining federal New Market Tax Credits to be utilized through 2019 were $480,000 as of December 31, 2018.  Amortization of the investments in partnerships is expected to be approximately $365,000.  The Company’s usage of federal New Market Tax Credits approximated $480,000, $1.2 million and $2.3 million during 2018, 2017 and 2016, respectively.  Investment amortization amounted to $575,000, $930,000 and $1.7 million for the years ended December 31, 2018, 2017 and 2016, respectively.

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

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

Note 8:	Deposits

Deposits at December 31, 2018 and 2017, are summarized as follows:

	Weighted Average
	Interest Rate	2018	2017
		(In Thousands, Except Interest Rates)

Noninterest-bearing accounts	—	$661,061	$661,589

Interest-bearing checking and savings accounts	0.46% - 0.32%	1,472,535	1,565,711
		2,133,596	2,227,300

Certificate accounts	0% - 0.99%	150,656	254,502
	1% - 1.99%	511,873	1,006,373
	2% - 2.99%	857,973	106,888
	3% - 3.99%	69,793	701
	4% - 4.99%	1,116	1,108
	5% and above	—	272
		1,591,411	1,369,844

		$3,725,007	$3,597,144

The weighted average interest rate on certificates of deposit was 1.98% and 1.24% at December 31, 2018 and 2017, respectively.

The aggregate amount of certificates of deposit originated by the Bank in denominations greater than $100,000 was approximately $733.9 million and $598.2 million at December 31, 2018 and 2017, respectively.  The Bank utilizes brokered deposits as an additional funding source.  The aggregate amount of brokered deposits was approximately $326.9 million and $260.0 million at December 31, 2018 and 2017, respectively.

At December 31, 2018, scheduled maturities of certificates of deposit were as follows:

	Retail	Brokered	Total
	(In Thousands)

2019	$928,900	$286,922	$1,215,822
2020	219,704	40,000	259,704
2021	73,724	—	73,724
2022	26,012	—	26,012
2023	14,705	—	14,705
Thereafter	1,444	—	1,444

	$1,264,489	$326,922	$1,591,411

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016
A summary of interest expense on deposits for the years ended December 31, 2018, 2017 and 2016, is as follows:

	2018	2017	2016
	(In Thousands)

Checking and savings accounts	$5,982	$4,699	$3,888
Certificate accounts	22,149	16,009	13,598
Early withdrawal penalties	(174)	(113)	(99)

	$27,957	$20,595	$17,387

Note 9:	Advances From Federal Home Loan Bank

Advances from the Federal Home Loan Bank at December 31, 2018 and 2017, consisted of the following:

	December 31, 2018		December 31, 2017
		Weighted		Weighted
		Average		Average
		Interest		Interest
Due In	Amount	Rate	Amount	Rate
(In Thousands)

2018	$—	—%	$127,500	1.53%

The Bank has pledged FHLB stock, investment securities and first mortgage loans free of pledges, liens and encumbrances as collateral for outstanding advances.  No investment securities were specifically pledged as collateral for advances at December 31, 2018 and 2017.  Loans with carrying values of approximately $1.36 billion and $1.11 billion were pledged as collateral for outstanding advances at December 31, 2018 and 2017, respectively.  The Bank had potentially available $666.8 million remaining on its line of credit under a borrowing arrangement with the FHLB of Des Moines at December 31, 2018.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

Note 10:	Short-Term Borrowings

Short-term borrowings at December 31, 2018 and 2017, are summarized as follows:

	2018	2017
	(In Thousands)

Notes payable – Community Development
Equity Funds	$1,625	$1,604
Other interest-bearing liabilities	13,100	—
Overnight borrowings from the Federal Home Loan Bank	178,000	15,000
Securities sold under reverse repurchase agreements	105,253	80,531

	$297,978	$97,135

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

At December 31, 2018, other interest-bearing liabilities consist of cash collateral held by the Company to satisfy minimum collateral posting thresholds with its derivative dealer counterparties representing the termination value of derivatives, which at such time were in a net asset position.  Under the collateral agreements between the parties, either party may choose to provide cash or securities to satisfy its collateral requirements.

Short-term borrowings had weighted average interest rates of 1.68% and 0.30% at December 31, 2018 and 2017, respectively.  Short-term borrowings averaged approximately $137.3 million and $186.4 million for the years ended December 31, 2018 and 2017, respectively.  The maximum amounts outstanding at any month end were $298.0 million and $297.4 million, respectively, during those same periods.

The following table represents the Company’s securities sold under reverse repurchase agreements, by collateral type and remaining contractual maturity at December 31, 2018 and 2017:

	2018	2017
	Overnight and	Overnight and
	Continuous	Continuous
	(In Thousands)

Mortgage-backed securities – GNMA, FNMA, FHLMC	$105,253	$80,531

Note 11:	Federal Reserve Bank Borrowings

At December 31, 2018 and 2017, the Bank had $460.7 million and $528.9 million, respectively, available under a line-of-credit borrowing arrangement with the Federal Reserve Bank.  The line is secured primarily by commercial loans.  There were no amounts borrowed under this arrangement at December 31, 2018 or 2017.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

Note 12:	Subordinated Debentures Issued to Capital Trusts

In November 2006, Great Southern Capital Trust II (Trust II), a statutory trust formed by the Company for the purpose of issuing the securities, issued a $25.0 million aggregate liquidation amount of floating rate cumulative trust preferred securities.  The Trust II securities bear a floating distribution rate equal to 90-day LIBOR plus 1.60%.  The Trust II securities became redeemable at the Company’s option in February 2012, and if not sooner redeemed, mature on February 1, 2037.  The Trust II securities were sold in a private transaction exempt from registration under the Securities Act of 1933, as amended.  The gross proceeds of the offering were used to purchase Junior Subordinated Debentures from the Company totaling $25.8 million and bearing an interest rate identical to the distribution rate on the Trust II securities.  The initial interest rate on the Trust II debentures was 6.98%.  The interest rate was 4.14% and 2.98% at December 31, 2018 and 2017, respectively.

At December 31, 2018 and 2017, subordinated debentures issued to capital trusts are summarized as follows:

	2018	2017
	(In Thousands)

Subordinated debentures	$25,774	$25,774

Note 13:	Subordinated Notes

On August 8, 2016, the Company completed the public offering and sale of $75.0 million of its subordinated notes.  The notes are due August 15, 2026, and have a fixed interest rate of 5.25% until August 15, 2021, at which time the rate becomes floating at a rate equal to three-month LIBOR plus 4.087%.  The Company may call the notes at par beginning on August 15, 2021, and on any scheduled interest payment date thereafter.  The notes were sold at par, resulting in net proceeds, after underwriting discounts and commissions, legal, accounting and other professional fees, of approximately $73.5 million.  Total debt issuance costs, totaling approximately $1.5 million, were deferred and are being amortized over the expected life of the notes, which is 10 years.  Amortization of the debt issuance costs during the years ended December 31, 2018 and 2017, totaled $154,000 and $151,000, respectively, and is included in interest expense on subordinated notes in the consolidated statements of income, resulting in an imputed interest rate of 5.47%.

At December 31, 2018 and, 2017, subordinated notes are summarized as follows:

	2018	2017
	(In Thousands)

Subordinated notes	$75,000	$75,000
Less: unamortized debt issuance costs	1,158	1,312
	$73,842	$73,688

Note 14:	Income Taxes

The Company files a consolidated federal income tax return.  As of December 31, 2018 and 2017, retained earnings included approximately $17.5 million for which no deferred income tax liability had been recognized.  This amount represents an allocation of income to bad debt deductions for tax purposes only for tax years prior to 1988.  If the Bank were to liquidate, the entire amount would have to be recaptured and would create income for tax purposes only, which would be subject to the then-current corporate income tax rate.  The unrecorded deferred income tax liability on the above amount was approximately $3.9 million at both December 31, 2018 and 2017, respectively.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

During the years ended December 31, 2018, 2017 and 2016, the provision for income taxes included these components:

	2018	2017	2016
	(In Thousands)

Taxes currently payable	$19,291	$9,335	$20,137
Deferred income taxes	(4,450)	11,528	(3,621)
Adjustment of deferred tax asset or liability for enacted changes in tax laws	—	(2,105)	—

Income taxes	$14,841	$18,758	$16,516

The tax effects of temporary differences related to deferred taxes shown on the statements of financial condition were:

	December 31,
	2018	2017
	(In Thousands)
Deferred tax assets
Allowance for loan losses	$8,758	$8,154
Tax credit carryforward	—	5,816
Interest on nonperforming loans	320	288
Accrued expenses	726	684
Write-down of foreclosed assets	600	1,694
Write-down of fixed assets	191	207
Difference in basis for acquired assets and liabilities	4,031	4,725
	14,626	21,568

Deferred tax liabilities
Tax depreciation in excess of book depreciation	(5,409)	(4,483)
FHLB stock dividends	(798)	(356)
Partnership tax credits	(404)	(706)
Prepaid expenses	(569)	(775)
Unrealized gain on available-for-sale securities	(83)	(435)
Book revenue in excess of tax revenue	—	(12,177)
Unrealized gain on cash flow derivatives	(2,761)	—
Other	(113)	(190)
	(10,137)	(19,122)

Net deferred tax asset	$4,489	$2,446

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

Reconciliations of the Company’s effective tax rates from continuing operations to the statutory corporate tax rates were as follows:

	2018	2017	2016

Tax at statutory rate	21.0%	35.0%	35.0%
Nontaxable interest and dividends	(0.8)	(1.6)	(2.1)
Tax credits	(3.4)	(6.1)	(7.3)
State taxes	1.1	1.1	1.1
Initial impact of enactment of 2017 Tax Act	—	(0.4)	—
Other	0.2	(1.3)	—

	18.1%	26.7%	26.7%

The Tax Cuts and Jobs Act (“Tax Act”) was signed into law on December 22, 2017, making several changes to U. S. corporate income tax laws, including reducing the corporate Federal income tax rate from 35% to 21% effective for tax years beginning on or after January 1, 2018.  U. S. GAAP requires that the impact of the provisions of the Tax Act be accounted for in the period of enactment. The Company recognized the income tax effects of the Tax Act in its 2017 financial statements. The Tax Act is complex and required significant detailed analysis.  During the preparation of the Company’s 2017 income tax returns in 2018, no additional adjustments related to enactment of the Tax Act were identified.

The Company and its consolidated subsidiaries have not been audited recently by the Internal Revenue Service (IRS) and, as such, tax years through December 31, 2005, have been closed without audit.  The Company, through one of its subsidiaries, is a partner in two partnerships which have been under Internal Revenue Service examination for 2006 and 2007.  As a result, the Company’s 2006 and subsequent tax years remain open for examination.  The examinations of these partnerships advanced during 2016, 2017, and 2018.  One of the partnerships has advanced to Tax Court and has entered a Motion for Entry of Decision with an agreed upon settlement.  The other partnership examination was recently completed by the IRS with no change impacting the Company’s tax positions.  The Company does not currently expect significant adjustments to its financial statements from the partnership matter at the Tax Court.

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
December 31, 2018, 2017 and 2016

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

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2018 and 2017:

		Fair Value Measurements Using
		Quoted Prices
		in Active
		Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
December 31, 2018
Agency mortgage-backed securities	$153,258	$—	$153,258	$—
Agency collateralized mortgage obligations	39,260	—	39,260	—
States and political subdivisions	51,450	—	51,450	—
Interest rate derivative asset	12,800	—	12,800	—
Interest rate derivative liability	(716)	—	(716)	—

December 31, 2017
Agency mortgage-backed securities	$122,533	$—	$122,533	$—
States and political subdivisions	56,646	—	56,646	—
Interest rate derivative asset	981	—	981	—
Interest rate derivative liability	(1,030)	—	(1,030)	—

The following is a description of inputs and valuation methodologies used for assets recorded at fair value on a recurring basis and recognized in the accompanying statements of financial condition at December 31, 2018 and 2017, as well as the general classification of such assets pursuant to the valuation hierarchy.  There have been no significant changes in the valuation techniques during the year ended December 31, 2018.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

Available-for-Sale Securities

Investment securities available for sale are recorded at fair value on a recurring basis.  The fair values used by the Company are obtained from an independent pricing service, which represent either quoted market prices for the identical asset or fair values determined by pricing models, or other model-based valuation techniques, that consider observable market data, such as interest rate volatilities, LIBOR yield curve, credit spreads and prices from market makers and live trading systems.  Recurring Level 1 securities include exchange traded equity securities.  Recurring Level 2 securities include U.S. government agency securities, mortgage-backed securities, state and municipal bonds and certain other investments.  Inputs used for valuing Level 2 securities include observable data that may include dealer quotes, benchmark yields, market spreads, live trading levels and market consensus prepayment speeds, among other things.  Additional inputs include indicative values derived from the independent pricing service’s proprietary computerized models.  There were no recurring Level 3 securities at December 31, 2018 or 2017.

Interest Rate Derivatives

The fair value is estimated using forward-looking interest rate curves and is determined using observable market rates and, therefore, are classified within Level 2 of the valuation hierarchy.

Nonrecurring Measurements

The following tables present the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2018 and 2017:

		Fair Value Measurements Using
		Quoted
		Prices
		in Active
		Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
December 31, 2018
Impaired loans	$2,805	$—	$—	$2,805

Foreclosed assets held for sale	$1,776	$—	$—	$1,776

December 31, 2017
Impaired loans	$1,590	$—	$—	$1,590

Foreclosed assets held for sale	$1,758	$—	$—	$1,758

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

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

Loans Held for Sale

Mortgage loans held for sale are recorded at the lower of carrying value or fair value.  The fair value of mortgage loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics.  As such, the Company classifies mortgage loans held for sale as Nonrecurring Level 2.  Write-downs to fair value typically do not occur as the Company generally enters into commitments to sell individual mortgage loans at the time the loan is originated to reduce market risk.  The Company typically does not have commercial loans held for sale.  At December 31, 2018 and 2017, the aggregate fair value of mortgage loans held for sale exceeded their cost.  Accordingly, no mortgage loans held for sale were marked down and reported at fair value.

Impaired Loans

A loan is considered to be impaired when it is probable that all of the principal and interest due may not be collected according to its contractual terms.  Generally, when a loan is considered impaired, the amount of reserve required under FASB ASC 310, Receivables, is measured based on the fair value of the underlying collateral.  The Company makes such measurements on all material loans deemed impaired using the fair value of the collateral for collateral dependent loans.  The fair value of collateral used by the Company is determined by obtaining an observable market price or by obtaining an appraised value from an independent, licensed or certified appraiser, using observable market data.  This data includes information such as selling price of similar properties and capitalization rates of similar properties sold within the market, expected future cash flows or earnings of the subject property based on current market expectations, and other relevant factors.  All appraised values are adjusted for market-related trends based on the Company’s experience in sales and other appraisals of similar property types as well as estimated selling costs.  Each quarter management reviews all collateral dependent impaired loans on a loan-by-loan basis to determine whether updated appraisals are necessary based on loan performance, collateral type and guarantor support.  At times, the Company measures the fair value of collateral dependent impaired loans using appraisals with dates more than one year prior to the date of review.  These appraisals are discounted by applying current, observable market data about similar property types such as sales contracts, estimations of value by individuals familiar with the market, other appraisals, sales or collateral assessments based on current market activity until updated appraisals are obtained.  Depending on the length of time since an appraisal was performed and the data provided through our reviews, these appraisals are typically discounted 10-40%.  The policy described above is the same for all types of collateral dependent impaired loans.

The Company records impaired loans as Nonrecurring Level 3.  If a loan’s fair value as estimated by the Company is less than its carrying value, the Company either records a charge-off for the portion of the loan that exceeds the fair value or establishes a reserve within the allowance for loan losses specific to the loan.  Loans for which such charge-offs or reserves were recorded during the years ended December 31, 2018 and 2017, are shown in the table above (net of reserves).

Foreclosed Assets Held for Sale

Foreclosed assets held for sale are initially recorded at fair value less estimated cost to sell at the date of foreclosure.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less estimated cost to sell.  Foreclosed assets held for sale are classified within Level 3 of the fair value hierarchy.  The foreclosed assets represented in the table above have been re-measured during the years ended December 31, 2018 and 2017, subsequent to their initial transfer to foreclosed assets.

Fair Value of Financial Instruments

The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying statements of financial condition at amounts other than fair value.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

Cash and Cash Equivalents and Federal Home Loan Bank Stock

The carrying amount approximates fair value.

Loans and Interest Receivable

For 2018, the fair value of loans is estimated on an exit price basis incorporating contractual cash flow, prepayments discount spreads, credit loss and liquidity premiums.  For 2017, the fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.  Loans with similar characteristics are aggregated for purposes of the calculations.  The carrying amount of accrued interest receivable approximates its fair value.

Deposits and Accrued Interest Payable

The fair value of demand deposits and savings accounts is the amount payable on demand at the reporting date, i.e., their carrying amounts.  For 2018, the fair value of fixed maturity certificates of deposit is estimated using a discounted cash flow calculation using the average advances yield curve from 11 districts of the FHLB for the as of date.  For 2017, the discounted cash flow calculation applied the rates currently offered for deposits of similar remaining maturities.  The carrying amount of accrued interest payable approximates its fair value.

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

Subordinated Notes

The fair values used by the Company are obtained from independent sources and are derived from quoted market prices of the Company’s subordinated notes and quoted market prices of other subordinated debt instruments with similar characteristics.

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

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

	December 31, 2018			December 31, 2017
	Carrying	Fair	Hierarchy	Carrying	Fair	Hierarchy
	Amount	Value	Level	Amount	Value	Level
	(Dollars in Thousands)
Financial assets
Cash and cash equivalents	$202,742	$202,742	1	$242,253	$242,253	1
Held-to-maturity securities	—	—	2	130	131	2
Mortgage loans held for sale	1,650	1,650	2	8,203	8,203	2
Loans, net of allowance for loan losses	3,989,001	3,955,786	3	3,726,302	3,735,216	3
Accrued interest receivable	13,448	13,448	3	12,338	12,338	3
Investment in FHLB stock	12,438	12,438	3	11,182	11,182	3

Financial liabilities
Deposits	3,725,007	3,717,899	3	3,597,144	3,606,400	3
FHLB advances	—	—	3	127,500	127,500	3
Short-term borrowings	297,978	297,978	3	97,135	97,135	3
Subordinated debentures	25,774	25,774	3	25,774	25,774	3
Subordinated notes	73,842	75,188	2	73,688	76,500	2
Accrued interest payable	3,570	3,570	3	2,904	2,904	3

Unrecognized financial instruments (net of
contractual value)
Commitments to originate loans	—	—	3	—	—	3
Letters of credit	146	146	3	85	85	3
Lines of credit	—	—	3	—	—	3

Note 16:	Operating Leases

The Company has entered into various operating leases at several of its locations.  Some of the leases have renewal options.

At December 31, 2018, future minimum lease payments were as follows (in thousands):

2019	$958
2020	821
2021	648
2022	571
2023	443
Thereafter	837

$4,278

Rental expense was $816,000, $912,000 and $973,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

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

As part of the Valley Bank FDIC-assisted acquisition, the Company acquired seven loans with related interest rate swaps.  Valley’s swap program differed from the Company’s in that Valley did not have back to back swaps with the customer and a counterparty.  Five of the seven acquired loans with interest rate swaps have paid off.  The notional amount of the two remaining Valley swaps was $774,000 at December 31, 2018.  At December 31, 2018, excluding the Valley Bank swaps, the Company had 18 interest rate swaps totaling $78.5 million in notional amount with commercial customers, and 18 interest rate swaps with the same notional amount with third parties related to its program.  In addition, the Company has three participation loans purchased totaling $31.2 million, in which the lead institution has an interest rate swap with their customer and the economics of the counterparty swap are passed along to us through the loan participation.  As of December 31, 2017, excluding the Valley Bank swaps, the Company had 22 interest rate swaps totaling $92.7 million in notional amount with commercial customers, and 22 interest rate swaps with the same notional amount with third parties related to its program.  During the years ended December 31, 2018, 2017 and 2016, the Company recognized net gains of $25,000, $28,000 and $66,000, respectively, in noninterest income related to changes in the fair value of these swaps.

Cash Flow Hedges

Interest Rate Swap.  As a strategy to maintain acceptable levels of exposure to the risk of changes in future cash flows due to interest rate fluctuations, in October 2018, the Company entered into an interest rate swap transaction as part of its ongoing interest rate management strategies to hedge the risk of its floating rate loans.  The notional amount of the swap is $400 million with a termination date of October 6, 2025.  Under the terms of the swap, the Company will receive a fixed rate of interest of 3.018% and will pay a floating rate of interest equal to one-month USD-LIBOR.  The floating rate will be reset monthly and net settlements of interest due to/from the counterparty will also occur monthly.  The floating rate of interest was 2.383% as of December 31, 2018.  Therefore, in the near term, the Company will receive net interest settlements which will be recorded as loan interest income, to the extent that the fixed rate of interest continues to exceed one-month USD-LIBOR.  If USD-LIBOR exceeds the fixed rate of interest in future periods, the Company will be required to pay net settlements to the counterparty and will record those net payments as a reduction of interest

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

income on loans.  The Company recorded interest income of $673,000 on this interest rate swap during the year ended December 31, 2018.  The effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affected earnings.  Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.  During the year ended December 31, 2018, the Company recognized $-0- in noninterest income related to changes in the fair value of this derivative.

Interest Rate Cap.  Previously, the Company entered into two interest rate cap agreements for a portion of its floating rate debt associated with its trust preferred securities.  One agreement terminated in 2015 and one agreement terminated in 2017.  The effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affected earnings.  Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.  During the years ended December 31, 2017 and 2016, the Company recognized $-0- in noninterest income related to changes in the fair value of these derivatives.  During the years ended December 31, 2017 and 2016, the Company recognized $244,000 and $225,000, respectively, in interest expense related to the amortization of the cost of these interest rate caps.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Financial Condition:

	Location in	Fair Value
	Consolidated Statements	December 31,	December 31,
	of Financial Condition	2018	2017
		(In Thousands)
Derivatives designated as
hedging instruments
Interest rate swap	Prepaid expenses and other assets	$12,106	$—

Total derivatives designated
as hedging instruments		$12,106	$—

Derivatives not designated
as hedging instruments

Derivative Assets
Derivatives not designated
as hedging instruments
Interest rate products	Prepaid expenses and other assets	$694	$981

Total derivatives not
designated as hedging
instruments		$694	$981

Derivative Liabilities
Derivatives not designated
as hedging instruments
Interest rate products	Accrued expenses and other liabilities	$716	$1,030

Total derivatives not
designated as hedging
instruments		$716	$1,030

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

The following table presents the effect of  cash flow hedge accounting on the statements of comprehensive income:

	Year Ended December 31
Cash Flow Hedges	Amount of Gain (Loss) Recognized in AOCI
	2018	2017	2016
	(In Thousands)

Interest rate swap (2018) and interest rate cap (2017 and 2016), net of income taxes	$9,345	$161	$87

The following table presents the effect of cash flow hedge accounting on the statements of operations:

	Year Ended December 31
Cash Flow Hedges	2018		2017		2016

	Interest Income	Interest Expense	Interest Income	Interest Expense	Interest Income	Interest Expense
	(In Thousands)

Interest rate swap (2018) and interest rate cap (2017 and 2016)	$673	$—	$—	$244	$—	$225

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

As of December 31, 2018, the termination value of derivatives with our derivative dealer counterparties (related to loan level swaps with commercial lending customers) in a net asset position, which included accrued interest but excluded any adjustment for nonperformance risk, related to these agreements was $396,000.  In addition, as of December 31, 2018, the termination value of derivatives with our derivative dealer counterparty (related to the balance sheet hedge commenced in October 2018) in a net asset position, which included accrued interest but excluded any adjustment for nonperformance risk, related to these agreements was $12.3 million.  The Company has minimum collateral posting thresholds with its derivative dealer counterparties.  At December 31, 2018, the Company’s activity with certain of its derivative counterparties met the level at which the minimum collateral posting thresholds take effect (collateral to be received by the Company) and the derivative counterparties had posted collateral of $704,000 to the Company to satisfy the loan level agreements and collateral of $12.8 million to the Company to satisfy the balance sheet hedge.   As of December 31, 2017, the termination value of derivatives in a net liability position, which included accrued interest but excluded any adjustment for nonperformance risk, related to these agreements was $336,000.  At December 31, 2017,

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

the Company’s activity with its derivative counterparties met the level at which the minimum collateral posting thresholds take effect and the Company posted $809,000 of collateral to satisfy the agreements.  If the Company had breached any of these provisions at December 31, 2018 or December 31, 2017, it could have been required to settle its obligations under the agreements at the termination value.

Note 18:	Commitments and Credit Risk

Commitments to Originate Loans

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since a significant portion of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Bank evaluates each customer’s creditworthiness on a case‑by‑case basis.  The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the counterparty.  Collateral held varies but may include accounts receivable, inventory, property and equipment, commercial real estate and residential real estate.

At December 31, 2018 and 2017, the Bank had outstanding commitments to originate loans and fund commercial construction loans aggregating approximately $105.3 million and $164.0 million, respectively.  The commitments extend over varying periods of time with the majority being disbursed within a 30- to 180-day period.

Mortgage loans in the process of origination represent amounts that the Bank plans to fund within a normal period of 60 to 90 days, many of which are intended for sale to investors in the secondary market.  Total mortgage loans in the process of origination amounted to approximately $24.3 million and $20.8 million at December 31, 2018 and 2017, respectively.

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

The Company had total outstanding standby letters of credit amounting to approximately $28.9 million and $20.0 million at December 31, 2018 and 2017, respectively, with $28.4 million and $19.1 million, respectively, of the letters of credit having terms up to five years and $476,000 and $885,000, respectively, of the letters of credit having terms over five years.  Of the amount having terms over five years, $476,000 and $885,000 at December 31, 2018 and 2017, respectively, consisted of an outstanding letter of credit to guarantee the payment of principal and interest on a Multifamily Housing Refunding Revenue Bond Issue.

Purchased Letters of Credit

The Company has purchased letters of credit from the Federal Home Loan Bank as security for certain public deposits.  The amount of the letters of credit was $2.1 million and $2.1 million at December 31, 2018 and 2017, respectively, and they expire in less than one year from issuance.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

Lines of Credit

Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Lines of credit generally have fixed expiration dates.  Since a portion of the line may expire without being drawn upon, the total unused lines do not necessarily represent future cash requirements.  The Bank evaluates each customer’s creditworthiness on a case‑by‑case basis.  The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the counterparty.  Collateral held varies but may include accounts receivable, inventory, property and equipment, commercial real estate and residential real estate.  The Bank uses the same credit policies in granting lines of credit as it does for on-balance-sheet instruments.

At December 31, 2018, the Bank had granted unused lines of credit to borrowers aggregating approximately $1.1 billion and $150.9 million for commercial lines and open‑end consumer lines, respectively.  At December 31, 2017, the Bank had granted unused lines of credit to borrowers aggregating approximately $912.2 million and $133.6 million for commercial lines and open‑end consumer lines, respectively.

Credit Risk

The Bank grants collateralized commercial, real estate and consumer loans primarily to customers in its market areas.  Although the Bank has a diversified portfolio, loans (excluding those covered by loss sharing agreements) aggregating approximately $750.3 million and $674.0 million at December 31, 2018 and 2017, respectively, are secured primarily by apartments, condominiums, residential and commercial land developments, industrial revenue bonds and other types of commercial properties in the St. Louis, Missouri, area.

Note 19:	Additional Cash Flow Information
	2018	2017	2016
	(In Thousands)
Noncash Investing and Financing Activities
Real estate acquired in settlement of
loans	$12,044	$23,780	$26,076
Sale and financing of foreclosed assets	2,578	603	3,334
Conversion of premises and equipment
to foreclosed assets	—	—	6,985
Dividends declared but not paid	4,528	3,381	3,073

Additional Cash Payment Information
Interest paid	37,091	27,724	20,476
Income taxes paid	2,569	17,563	9,554

Note 20:	Employee Benefits

The Company participates in the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra DB Plan), a multiemployer defined benefit pension plan covering all employees who have met minimum service requirements.  Effective July 1, 2006, this plan was closed to new participants.  Employees already in the plan continue to accrue benefits.  The Pentegra DB Plan’s Employer Identification Number is 13-5645888 and the Plan Number is 333.  The Company’s policy is to fund pension cost accrued.  Employer contributions charged to expense for this plan for the years ended December 31, 2018, 2017 and 2016, were approximately $1.3 million, $1.1 million and $725,000, respectively.  The Company’s contributions to the Pentegra DB Plan were not more than 5% of the total contributions to the plan.  The funded status of the plan as of July 1, 2018 and 2017, was 96.3% and 98.2%, respectively.  The funded status was calculated by taking the market value of plan assets, which reflected contributions received through June 30, 2018 and 2017, respectively, divided by the funding target.  No collective bargaining agreements are in place that require contributions to the Pentegra DB Plan.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

The Company has a defined contribution retirement plan covering substantially all employees.  The Company matches 100% of the employee’s contribution on the first 3% of the employee’s compensation and also matches an additional 50% of the employee’s contribution on the next 2% of the employee’s compensation.  Employer contributions charged to expense for this plan for the years ended December 31, 2018, 2017 and 2016, were approximately $1.4 million, $1.3 million and $1.2 million, respectively.

Note 21:	Stock Compensation Plans

The Company established the 2003 Stock Option and Incentive Plan (the “2003 Plan”) for employees and directors of the Company and its subsidiaries.  Under the plan, stock options or other awards could be granted with respect to 598,224 shares of common stock.  On May 15, 2013, the Company’s stockholders approved the Great Southern Bancorp, Inc. 2013 Equity Incentive Plan (the “2013 Plan”).  Upon the stockholders’ approval of the 2013 Plan, the Company’s 2003 Plan was frozen.  As a result, no new stock options or other awards may be granted under the 2003 Plan; however, existing outstanding awards under the 2003 Plan were not affected.  At December 31, 2018, 81,023 options were outstanding under the 2003 Plan.

The Company established the 2013 Stock Option and Incentive Plan (the “2013 Plan”) for employees and directors of the Company and its subsidiaries.  Under the plan, stock options or other awards could be granted with respect to 700,000 shares of common stock.  On May 9, 2018, the Company’s stockholders approved the Great Southern Bancorp, Inc. 2018 Omnibus Incentive Plan (the “2018 Plan”).  Upon the stockholders’ approval of the 2018 Plan, the Company’s 2013 Plan was frozen.  As a result, no new stock options or other awards may be granted under the 2013 Plan; however, existing outstanding awards under the 2003 Plan were not affected.  At December 31, 2018, 507,063 options were outstanding under the 2013 Plan.

The 2018 Plan provides for the grant from time to time to directors, emeritus directors, officers, employees and advisory directors of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and performance units.  The number of shares of Common Stock available for awards under the 2018 Plan is 800,000 (the “2018 Plan Limit”).  Shares utilized for awards other than stock options and stock appreciation rights will be counted against the 2018 Plan Limit on a 2.5-to-1 basis.  At December 31, 2018, 185,150 options were outstanding under the 2018 Plan.

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

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

The table below summarizes transactions under the Company’s stock compensation plans, all of which related to stock options granted under such plans:

			Weighted
	Available to Grant	Shares Under Option	Average Exercise Price

Balance, January 1, 2016	331,450	633,732	$31.297
Granted from 2013 Plan	(131,000)	131,000	41.228
Exercised	—	(81,812)	26.472
Forfeited from terminated plan(s)	—	(2,692)	22.654
Forfeited from current plan(s)	19,025	(19,025)	39.123

Balance, December 31, 2016	219,475	661,203	33.672
Granted from 2013 Plan	(157,800)	157,800	52.118
Exercised	—	(119,692)	27.352
Forfeited from terminated plan(s)	—	(675)	24.690
Forfeited from current plan(s)	15,837	(15,837)	41.916

Balance, December 31, 2017	77,512	682,799	38.860
Granted from 2013 Plan	(1,000)	1,000	52.500
Exercised	—	(81,940)	27.597
Forfeited from 2013 Plan	13,773	(13,773)	45.692
Termination of 2013 Plan	(90,285)	—
	—	588,086
Available to grant from 2018 Plan	800,000	—
Granted from 2018 Plan	(185,750)	185,750	55.297
Forfeited from current plan(s)	600	(600)	55.000

Balance, December 31, 2018	614,850	773,236	$43.886

The Company’s stock option grants contain terms that provide for a graded vesting schedule whereby portions of the options vest in increments over the requisite service period.  These options typically vest one-fourth at the end of years two, three, four and five from the grant date.  As provided for under FASB ASC 718, the Company has elected to recognize compensation expense for options with graded vesting schedules on a straight-line basis over the requisite service period for the entire option grant.  In addition, ASC 718 requires companies to recognize compensation expense based on the estimated number of stock options for which service is expected to be rendered.  The Company’s historical forfeitures of its share-based awards have not been material.

The fair value of each option award is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions for the years ended December 31, 2018, 2017 and 2016:

	2018	2017	2016

Expected dividends per share	$1.27	$0.95	$0.88
Risk-free interest rate	2.86%	2.03%	1.27%
Expected life of options	5 years	5 years	5 years
Expected volatility	17.61%	23.49%	22.08%
Weighted average fair value of
options granted during year	$8.30	$10.04	$6.59

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

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

The following table presents the activity related to options under all plans for the year ended December 31, 2018:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Options	Price	Term

Options outstanding, January 1, 2018	682,799	$38.860	7.38 years
Granted	186,750	55.282
Exercised	(81,940)	27.597
Forfeited	(14,373)	46.081
Options outstanding, December 31, 2018	773,236	43.886	7.44 years

Options exercisable, December 31, 2018	266,742	32.233	5.15 years

For the years ended December 31, 2018, 2017 and 2016, options granted were 186,750, 157,800, and 131,000, respectively.  The total intrinsic value (amount by which the fair value of the underlying stock exceeds the exercise price of an option on exercise date) of options exercised during the years ended December 31, 2018, 2017 and 2016, was $2.2 million, $3.0 million and $1.4 million, respectively.  Cash received from the exercise of options for the years ended December 31, 2018, 2017 and 2016, was $2.3 million, $3.3 million and $2.1 million, respectively.  The actual tax benefit realized for the tax deductions from option exercises totaled $1.6 million, $2.7 million and $1.3 million for the years ended December 31, 2018, 2017 and 2016, respectively.  The total intrinsic value of options outstanding at December 31, 2018, 2017 and 2016, was $4.7 million, $8.8 million and $13.9 million, respectively.  The total intrinsic value of options exercisable at December 31, 2018, 2017 and 2016, was $3.9 million, $5.7 million and $7.5 million, respectively.

The following table presents the activity related to nonvested options under all plans for the year ended December 31, 2018.

		Weighted	Weighted
		Average	Average
		Exercise	Grant Date
	Options	Price	Fair Value

Nonvested options, January 1, 2018	441,937	$44.842	$7.981
Granted	186,750	55.282	8.297
Vested this period	(107,895)	38.433	6.398
Nonvested options forfeited	(14,298)	46.057	8.143

Nonvested options, December 31, 2018	506,494	50.023	8.431

At December 31, 2018, there was $3.8 million of total unrecognized compensation cost related to nonvested options granted under the Company’s plans.  This compensation cost is expected to be recognized through 2023, with the majority of this expense recognized in 2019 and 2020.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

The following table further summarizes information about stock options outstanding at December 31, 2018:

	Options Outstanding
		Weighted		Options Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Term	Price	Exercisable	Price

$16.810 to 29.640	139,920	3.89 years	$25.093	139,920	$25.093
$32.590 to 38.610	97,047	5.87 years	33.038	62,291	32.819
$41.300 to 47.800	111,436	7.80 years	41.357	24,658	41.386
$50.710 to 52.500	239,683	8.11 years	51.608	39,873	50.710
$55.000 to 59.750	185,150	9.88 years	55.298	—	—

	773,236	7.44 years	43.886	266,742	32.233

Note 22:	Significant Estimates and Concentrations

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

Note 23:	Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income (AOCI), included in stockholders’ equity, are as follows:

	2018	2017
	(In Thousands)

Net unrealized gain on available-for-sale securities	$365	$1,949

Net unrealized gain on derivatives used for cash flow hedges	12,106	—
	12,471	1,949

Tax effect	(2,844)	(708)

Net-of-tax amount	$9,627	$1,241

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

Amounts reclassified from AOCI and the affected line items in the statements of income during the years ended December 31, 2018, 2017 and 2016, were as follows:

	Amounts Reclassified from AOCI
	2018	2017	2016	Affected Line Item in the Statements of Income
	(In Thousands)

Unrealized gains on available-for-sale securities	$2	$—	$2,873	Net realized gains on available-for-sale securities (total reclassified amount before tax)

Income taxes	—	—	(1,043)	Tax (expense) benefit

Total reclassifications out of AOCI	$2	$—	$1,830

Note 24:	Regulatory Matters

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct and material effect on the Company’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under U.S. GAAP, regulatory reporting practices, and regulatory capital standards.  The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulatory reporting standards to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below as of December 31, 2018) of Total and Tier I Capital (as defined) to risk-weighted assets (as defined), of Tier I Capital (as defined) to adjusted tangible assets (as defined) and of Common Equity Tier 1 Capital (as defined) to risk-weighted assets (as defined).  Management believes, as of December 31, 2018, that the Bank met all capital adequacy requirements to which it was then subject.

As of December 31, 2018, the most recent notification from the Bank’s regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized as of December 31, 2018, the Bank must have maintained minimum Total capital, Tier I capital, Tier 1 Leverage capital and Common Equity Tier 1 capital ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Company and the Bank are subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval.  At December 31, 2018 and 2017, the Company and the Bank exceeded their minimum capital requirements then in effect.  The entities may not pay dividends which would reduce capital below the minimum requirements shown above. In addition to the minimum capital ratios, the new capital rules include a capital conservation buffer, under which a banking organization must have CET1 more than 2.5% above each of its minimum risk-based capital ratios in order to avoid restrictions on paying dividends, repurchasing shares, and paying certain discretionary bonuses.  The net unrealized gain or loss on available-for-sale securities is not included in computing regulatory capital.

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

The Company’s and the Bank’s actual capital amounts and ratios are presented in the following table.  No amount was deducted from capital for interest-rate risk.

					Minimum To Be Well
					Capitalized Under
			Minimum For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
As of December 31, 2018
Total capital
Great Southern Bancorp, Inc.	$651,469	14.4%	$360,826	8.0%	N/A	N/A
Great Southern Bank	$599,509	13.3%	$360,767	8.0%	$450,959	10.0%

Tier I capital
Great Southern Bancorp, Inc.	$538,060	11.9%	$270,619	6.0%	N/A	N/A
Great Southern Bank	$561,100	12.4%	$270,575	6.0%	$360,767	8.0%

Tier I leverage capital
Great Southern Bancorp, Inc.	$538,060	11.7%	$184,088	4.0%	N/A	N/A
Great Southern Bank	$561,100	12.2%	$184,050	4.0%	$230,062	5.0%

Common equity Tier I capital
Great Southern Bancorp, Inc.	$513,060	11.4%	$202,965	4.5%	N/A	N/A
Great Southern Bank	$561,100	12.4%	$202,931	4.5%	$293,123	6.5%

As of December 31, 2017
Total capital
Great Southern Bancorp, Inc.	$597,177	14.1%	$339,649	8.0%	N/A	N/A
Great Southern Bank	$558,668	13.2%	$339,575	8.0%	$424,468	10.0%

Tier I capital
Great Southern Bancorp, Inc.	$485,685	11.4%	$254,737	6.0%	N/A	N/A
Great Southern Bank	$522,176	12.3%	$254,681	6.0%	$339,575	8.0%

Tier I leverage capital
Great Southern Bancorp, Inc.	$485,685	10.9%	$177,881	4.0%	N/A	N/A
Great Southern Bank	$522,176	11.7%	$177,844	4.0%	$222,305	5.0%

Common equity Tier I capital
Great Southern Bancorp, Inc.	$460,661	10.9%	$191,053	4.5%	N/A	N/A
Great Southern Bank	$522,152	12.3%	$191,011	4.5%	$275,904	6.5%

Note 25:	Litigation Matters

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

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

Note 26:	Summary of Unaudited Quarterly Operating Results

Following is a summary of unaudited quarterly operating results for the years 2018, 2017 and 2016:

	2018
	Three Months Ended
	March 31	June 30	September 30	December 31
	(In Thousands, Except Per Share Data)

Interest income	$46,882	$49,943	$52,982	$56,142
Interest expense	7,444	8,731	9,997	11,585
Provision for loan losses	1,950	1,950	1,300	1,950
Net realized gains on
available-for-sale securities	—	—	2	—
Noninterest income	6,935	7,459	14,604	7,220
Noninterest expense	28,312	29,915	28,309	28,774
Provision for income taxes	2,645	2,967	5,464	3,765
Net income available to common
shareholders	13,466	13,839	22,516	17,288
Earnings per common share – diluted	0.95	0.97	1.57	1.21

	2017
	Three Months Ended
	March 31	June 30	September 30	December 31
	(In Thousands, Except Per Share Data)

Interest income	$45,413	$44,744	$46,368	$46,536
Interest expense	6,712	6,843	7,087	7,263
Provision for loan losses	2,250	1,950	2,950	1,950
Net realized gains (losses)
on available-for-sale securities	—	—	—	—
Noninterest income	7,698	15,800	7,655	7,374
Noninterest expense	28,573	28,371	28,034	29,283
Provision for income taxes	4,058	7,204	4,289	3,207
Net income	11,518	16,176	11,663	12,207
Net income available to common
shareholders	11,518	16,176	11,663	12,207
Earnings per common share – diluted	0.81	1.14	0.82	0.86

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016
	2016
	Three Months Ended
	March 31	June 30	September 30	December 31
	(In Thousands, Except Per Share Data)

Interest income	$45,746	$45,636	$46,856	$46,937
Interest expense	4,627	4,974	5,828	6,690
Provision for loan losses	2,101	2,300	2,500	2,380
Net realized gains (losses) on
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

The condensed statements of financial condition at December 31, 2018 and 2017, and statements of income, comprehensive income and cash flows for the years ended December 31, 2018, 2017 and 2016, for the parent company, Great Southern Bancorp, Inc., were as follows:

	December 31,
	2018	2017
	(In Thousands)

Statements of Financial Condition

Assets
Cash	$56,648	$41,977
Investment in subsidiary bank	580,016	533,153
Deferred and accrued income taxes	411	133
Prepaid expenses and other assets	889	903

	$637,964	$576,166

Liabilities and Stockholders’ Equity
Accounts payable and accrued expenses	$6,371	$5,042
Subordinated debentures issued to capital trust	25,774	25,774
Subordinated notes	73,842	73,688
Common stock	142	141
Additional paid-in capital	30,121	28,203
Retained earnings	492,087	442,077
Accumulated other comprehensive income	9,627	1,241

	$637,964	$576,166

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016
	2018	2017	2016
	(In Thousands)
Statements of Income
Income
Dividends from subsidiary bank	$34,000	$17,500	$12,000
Interest and dividend income	—	48	—
Gain on redemption of trust preferred securities and sale of non-marketable securities	—	—	2,735
Other income	—	—	2

	34,000	17,548	14,737

Expense
Operating expenses	1,793	1,330	1,322
Interest expense	5,050	5,047	2,381

	6,843	6,377	3,703

Income before income tax and
equity in undistributed earnings
of subsidiaries	27,157	11,171	11,034
Credit for income taxes	(1,204)	(1,709)	(241)

Income before equity in earnings
of subsidiaries	28,361	12,880	11,275

Equity in undistributed earnings of
subsidiaries	38,748	38,684	34,067

Net income	$67,109	$51,564	$45,342

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016
	2018	2017	2016
	(In Thousands)
Statements of Cash Flows
Operating Activities
Net income	$67,109	$51,564	$45,342
Items not requiring (providing) cash
Equity in undistributed earnings of subsidiary	(38,748)	(38,684)	(34,067)
Compensation expense for stock option grants	737	564	483
Net realized gains on sales of available-for-sale
securities	—	—	(2,735)
Amortization of interest rate derivative and deferred costs on subordinated notes	154	441	289
Changes in
Prepaid expenses and other assets	13	132	175
Accounts payable and accrued expenses	182	(115)	1,495
Income taxes	(278)	6	(206)
Net cash provided by operating activities	29,169	13,908	10,776

Investing Activities
Proceeds from sales of available-for-sale securities	—	—	3,583
Investment in subsidiary	—	—	(60,000)
(Investment)/Return of principal - other investments	—	—	(2)
Net cash used in investing activities	—	—	(56,419)

Financing Activities
Proceeds from issuance of subordinated notes	—	—	73,472
Purchases of the Company’s common stock	(903)	—	—
Dividends paid	(15,819)	(12,894)	(12,232)
Stock options exercised	2,224	3,247	2,110
Net cash provided by (used in) financing activities	(14,498)	(9,647)	63,350

Increase in Cash	14,671	4,261	17,707

Cash, Beginning of Year	41,977	37,716	20,009

Cash, End of Year	$56,648	$41,977	$37,716

Additional Cash Payment Information
Interest paid	$5,001	$5,059	$846

Great Southern Bancorp, Inc.
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

	2018	2017	2016
	(In Thousands)
Statements of Comprehensive Income

Net Income	$67,109	$51,564	$45,342

Unrealized appreciation on available-for-sale securities, net of taxes (credit) of $0, $0 and $(90), for 2018, 2017 and 2016, respectively	—	—	(158)

Reclassification adjustment for gains included in net income, net of taxes of $0, $0 and $(993), for 2018, 2017 and 2016, respectively	—	—	(1,742)

Change in fair value of cash flow hedge, net of taxes
of $0, $93 and $50 for 2018, 2017 and
2016, respectively	—	161	87

Comprehensive income (loss) of subsidiaries	8,114	(478)	(2,293)

Comprehensive Income	$75,223	$51,247	$41,236

Note 28:	Sale of Branches and Related Deposits

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

We maintain a system of disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act (the "Exchange Act")) that is designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate. An evaluation of our disclosure controls and procedures was carried out as of December 31, 2018, under the supervision and with the participation of our principal executive officer, principal financial officer and several other members of our senior management. Our principal executive officer and principal financial officer concluded that, as of December 31, 2018, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the principal executive officer and principal financial officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The annual report of management on the effectiveness of internal control over financial reporting and the attestation report thereon issued by our independent registered public accounting firm are set forth below under "Management's Report on Internal Control Over Financial Reporting" and "Report of the Independent Registered Public Accounting Firm."

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2018, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).  Based on that assessment, management concluded that, as of December 31, 2018, the Company's internal control over financial reporting was effective.

The Company's internal control over financial reporting as of December 31, 2018, has been audited by BKD, LLP, an independent registered public accounting firm. Their attestation report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2018 is set forth below.

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
Great Southern Bancorp, Inc.
Springfield, Missouri

Opinion on the Internal Control over Financial Reporting

We have audited Great Southern Bancorp, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework:  (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework:  (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company and our report dated March 7, 2019, expressed an unqualified opinion thereon.

Basis for Opinion

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
March 7, 2019

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers. The information concerning our directors and executive officers and corporate governance matters required by this item is incorporated herein by reference from our definitive proxy statement for our 2019 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

Section 16(a) Beneficial Ownership Reporting Compliance. The information concerning compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 by our directors, officers and ten percent stockholders required by this item is incorporated herein by reference from our definitive proxy statement for our 2019 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

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

The information concerning compensation and other matters required by this item is incorporated herein by reference from our definitive proxy statement for our 2019 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information concerning security ownership of certain beneficial owners and management required by this item is incorporated herein by reference from our definitive proxy statement for our 2019 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

The following table sets forth information as of December 31, 2018 with respect to compensation plans under which shares of our common stock may be issued:

Equity Compensation Plan Information
Plan Category	Number of Shares to be issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in the First Column)
Equity compensation plans approved by stockholders	773,236	$43.886	614,850(1)
Equity compensation plans not approved by stockholders	N/A	N/A	N/A
Total	773,236	$43.886	614,850
 _________________________
 (1)  Represents shares available for future awards under the Company's 2018 Omnibus Incentive Plan.  Awards in the form of restricted stock, restricted stock units, performance shares and performance units will reduce the number of shares available under the Company’s 2018 Omnibus Incentive Plan on a 2.5-to-1 basis.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information concerning certain relationships and related transactions and director independence required by this item is incorporated herein by reference from our definitive proxy statement for our 2019 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information concerning principal accounting fees and services required by this item is incorporated herein by reference from our definitive proxy statement for our 2019 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the end of our fiscal year.

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

A description of the current salary and bonus arrangements for the Registrant's executive officers for 2019 is attached as Exhibit 10.7.

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

The consent of BKD, LLP to the incorporation by reference into the Form S-3 (File no. 333-212444) and Form S-8s (File nos. 333-104930, 333-106190, 333-189497 and 333-225665) previously filed with the Commission of their report on the financial statements included in this Form 10-K, is attached hereto as Exhibit 23.

(24)	Power of attorney

Included as part of signature page.

(31.1)	Rule 13a-14(a) Certification of Chief Executive Officer

Attached as Exhibit 31.1

(31.2)	Rule 13a-14(a) Certification of Treasurer

Attached as Exhibit 31.2

(32)	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

Attached as Exhibit 32.

(101)
Attached as Exhibit 101 are the following financial statements from the Great Southern Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 2018, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated statements of financial condition, (ii) consolidated statements of income, (iii) consolidated statements of cash flows and (iv) the notes to consolidated financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT SOUTHERN BANCORP, INC.
Date: March 7, 2019	By:	/s/ Joseph W. Turner Joseph W. Turner President, Chief Executive Officer and Director ( Duly Authorized Representative )

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

Signature	Capacity in Which Signed	Date

/s/ Joseph W. Turner Joseph W. Turner	President, Chief Executive Officer and Director (Principal Executive Officer)	March 7, 2019

/s/ William V. Turner William V. Turner	Chairman of the Board	March 7, 2019

/s/ Rex A. Copeland Rex A. Copeland	Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 7, 2019

/s/ Kevin R. Ausburn Kevin R. Ausburn	Director	March 7, 2019

/s/ Julie T. Brown Julie T. Brown	Director	March 7, 2019

/s/ Thomas J. Carlson Thomas J. Carlson	Director	March 7, 2019

/s/ Larry D. Frazier Larry D. Frazier	Director	March 7, 2019

/s/ Debra M. Hart Debra M. Hart	Director	March 7, 2019

/s/ Douglas M. Pitt Douglas M. Pitt	Director	March 7, 2019

/s/ Earl A. Steinert, Jr. Earl A. Steinert, Jr.	Director	March 7, 2019