Form 10-Q
period 2019-03-31
GREAT SOUTHERN BANCORP, INC.
filed 2019-05-08
CIK 854560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES ACT OF 1934

For the Quarterly Period Ended March 31, 2019

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
Yes /X/     No /  /

Indicate by check mark whether the registrant has submitted electronically every Interactive Data file required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes/X/   No /  /

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer / /	Accelerated filer /X/
Non-accelerated filer / /	Smaller reporting company / /
Emerging growth company / /

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. / /

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes /  /   No /X/

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	GSBC	The NASDAQ Stock Market LLC

The number of shares outstanding of each of the registrant's classes of common stock: 14,196,383 shares of common stock, par value $.01 per share, outstanding at May 6, 2019.

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except number of shares)

	MARCH 31,	DECEMBER 31,
	2019	2018
	(Unaudited)

ASSETS
Cash	$95,347	$110,108
Interest-bearing deposits in other financial institutions	110,743	92,634
Cash and cash equivalents	206,090	202,742
Available-for-sale securities	277,750	243,968
Mortgage loans held for sale	1,892	1,650
Loans receivable, net of allowance for loan losses of $38,651 – March 2019; $38,409 - December 2018	4,050,336	3,989,001
Interest receivable	14,550	13,448
Prepaid expenses and other assets	59,383	55,336
Other real estate owned and repossessions, net	8,772	8,440
Premises and equipment, net	141,754	132,424
Goodwill and other intangible assets	8,963	9,288
Federal Home Loan Bank stock	5,633	12,438
Current and deferred income taxes	3,097	7,465
Total Assets	$4,778,220	$4,676,200

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$3,956,091	$3,725,007
Securities sold under reverse repurchase agreements with customers	118,618	105,253
Short-term borrowings and other interest-bearing liabilities	22,219	192,725
Subordinated debentures issued to capital trust	25,774	25,774
Subordinated notes	73,951	73,842
Accrued interest payable	2,933	3,570
Advances from borrowers for taxes and insurance	7,864	5,092
Accrued expenses and other liabilities	27,135	12,960
Total Liabilities	4,234,585	4,144,223
Stockholders' Equity:
Capital stock
Serial preferred stock – $.01 par value; authorized 1,000,000 shares; issued and outstanding March 2019 and December 2018 - -0- shares	—	—
Common stock, $.01 par value; authorized 20,000,000 shares; issued and outstanding March 2019 –14,170,758 shares; December 2018 - 14,151,198 shares	142	142
Additional paid-in capital	30,916	30,121
Retained earnings	494,181	492,087
Accumulated other comprehensive income	18,396	9,627
Total Stockholders' Equity	543,635	531,977
Total Liabilities and Stockholders' Equity	$4,778,220	$4,676,200

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
	THREE MONTHS ENDED MARCH 31,
	2019	2018
	(Unaudited)

INTEREST INCOME
Loans	$54,556	$45,165
Investment securities and other	2,802	1,717
TOTAL INTEREST INCOME	57,358	46,882

INTEREST EXPENSE
Deposits	10,470	5,584
Federal Home Loan Bank advances	—	605
Short-term borrowings and repurchase agreements	922	28
Subordinated debentures issued to capital trust	267	202
Subordinated notes	1,094	1,025
TOTAL INTEREST EXPENSE	12,753	7,444
NET INTEREST INCOME	44,605	39,438
Provision for Loan Losses	1,950	1,950
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	42,655	37,488

NON-INTEREST INCOME
Commissions	334	248
Service charges and ATM fees	4,958	5,244
Net gains on loan sales	248	462
Late charges and fees on loans	346	389
Net realized gains on sales of available-for-sale securities	10	—
Gain (loss) on derivative interest rate products	(25)	37
Other income	1,579	555
TOTAL NON-INTEREST INCOME	7,450	6,935

NON-INTEREST EXPENSE
Salaries and employee benefits	15,640	14,623
Net occupancy and equipment expense	6,401	6,384
Postage	767	866
Insurance	666	670
Advertising	527	671
Office supplies and printing	259	233
Telephone	903	719
Legal, audit and other professional fees	712	809
Expense on other real estate and repossessions	620	1,141
Partnership tax credit investment amortization	91	302
Acquired deposit intangible asset amortization	325	412
Other operating expenses	1,584	1,482
TOTAL NON-INTEREST EXPENSE	28,495	28,312

INCOME BEFORE INCOME TAXES	21,610	16,111
Provision for Income Taxes	3,998	2,645
NET INCOME AND NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$17,612	$13,466

Basic Earnings Per Common Share	$1.24	$0.95
Diluted Earnings Per Common Share	$1.23	$0.95
Dividends Declared Per Common Share	$1.07	$0.28

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	THREE MONTHS ENDED MARCH 31,
	2019	2018
	(Unaudited)

Net Income	$17,612	$13,466

Unrealized appreciation (depreciation) on available-for-sale securities, net of taxes (credit) of $879 and $(541), for 2019 and 2018, respectively	2,977	(1,881)

Reclassification adjustment for gains included in net income, net of taxes of $2 and $0, for 2019 and 2018, respectively	(8)	—

Change in fair value of cash flow hedge, net of taxes of $1,712 and $0, for 2019 and 2018, respectively	5,800	—

Comprehensive Income	$26,381	$11,585

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except per share data)

				Accumulated
				Other
	Common	Additional	Retained	Comprehensive	Treasury
	Stock	Paid-in Capital	Earnings	Income (Loss)	Stock	Total
	(Unaudited)

Balance, January 1, 2018	$141	$28,203	$442,077	$1,241	$—	$471,662
Net income	—	—	13,466	—	—	13,466
Stock issued under Stock Option
Plan	—	421	—	—	283	704
Common dividends declared,	—	—	(3,951)	—	—	(3,951)
$0.28 per share
Reclassification of stranded tax
effects resulting from change in
Federal income tax rate	—	—	(272)	272	—	—
Other comprehensive gain (loss)	—	—	—	(1,881)	—	(1,881)
Reclassification of treasury stock
per Maryland law	—	—	283	—	(283)	—

Balance, March 31, 2018	$141	$28,624	$451,603	$(368)	$—	$480,000

				Accumulated
				Other
	Common	Additional	Retained	Comprehensive	Treasury
	Stock	Paid-in Capital	Earnings	Income (Loss)	Stock	Total
	(Unaudited)

Balance, January 1, 2019	$142	$30,121	$492,087	$9,627	$—	$531,977
Net income	—	—	17,612	—	—	17,612
Stock issued under Stock Option
Plan	—	795	—	—	477	1,272
Common dividends declared,	—	—	(15,146)	—	—	(15,146)
$1.07 per share
Purchase of the Company’s
common stock	—	—	—	—	(849)	(849)
Other comprehensive gain	—	—	—	8,769	—	8,769
Reclassification of treasury stock
per Maryland law	—	—	(372)	—	372	—

Balance, March 31, 2019	$142	$30,916	$494,181	$18,396	$—	$543,635

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	THREE MONTHS ENDED MARCH 31,
	2019	2018
	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$17,612	$13,466
Proceeds from sales of loans held for sale	13,571	22,807
Originations of loans held for sale	(13,502)	(18,926)
Items not requiring (providing) cash:
Depreciation	2,264	2,226
Amortization	552	754
Compensation expense for stock option grants	220	177
Provision for loan losses	1,950	1,950
Net gains on loan sales	(248)	(462)
Net realized gains on sales of available-for-sale securities	(10)	—
Net losses on sale of premises and equipment	8	38
Net losses on sale/write-down of other real estate owned and repossessions	120	389
Accretion of deferred income, premiums, discounts and other	(1,010)	(707)
(Gain) loss on derivative interest rate products	25	(37)
Deferred income taxes	287	(6,355)
Changes in:
Interest receivable	(1,102)	194
Prepaid expenses and other assets	3,401	8,195
Accrued expenses and other liabilities	4,130	333
Income taxes refundable/payable	1,492	5,873
Net cash provided by operating activities	29,760	29,915
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans	(50,733)	(29,488)
Purchase of loans	(14,240)	(13,000)
Purchase of premises and equipment	(2,363)	(4,292)
Proceeds from sale of premises and equipment	83	11
Proceeds from sale of other real estate owned and repossessions	2,256	4,320
Proceeds from sales of available-for-sale securities	28,057	—
Proceeds from maturities and calls of available-for-sale securities	5,535	2,030
Principal reductions on mortgage-backed securities	3,159	4,810
Purchase of available-for-sale securities	(66,764)	(1,859)
Redemption of Federal Home Loan Bank stock	6,805	504
Net cash used in investing activities	(88,205)	(36,964)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in certificates of deposit	163,455	(70,680)
Net increase in checking and savings deposits	67,643	35,737
Proceeds from Federal Home Loan Bank advances	—	604,500
Repayments of Federal Home Loan Bank advances	—	(598,000)
Net increase (decrease) in short-term borrowings	(157,141)	14,339
Advances from borrowers for taxes and insurance	2,772	1,736
Dividends paid	(15,139)	(3,381)
Purchase of the Company’s common stock	(849)	—
Stock options exercised	1,052	527
Net cash provided by (used in) financing activities	61,793	(15,222)
INCREASES ( DECREASES) IN CASH AND CASH EQUIVALENTS	3,348	(22,271)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	202,742	242,253
CASH AND CASH EQUIVALENTS, END OF PERIOD	$206,090	$219,982

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Great Southern Bancorp, Inc. (the "Company" or "Great Southern") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The financial statements presented herein reflect all adjustments which are, in the opinion of management, necessary to fairly present the financial condition, results of operations, changes in stockholders’ equity and cash flows of the Company as of the dates and for the periods presented. Those adjustments consist only of normal recurring adjustments. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the full year. The consolidated statement of financial condition of the Company as of December 31, 2018, has been derived from the audited consolidated statement of financial condition of the Company as of that date.  Certain prior period amounts have been reclassified to conform to the current period presentation.  These reclassifications had no effect on net income.

Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for 2018 filed with the Securities and Exchange Commission.

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

NOTE 3: RECENT ACCOUNTING PRONOUNCEMENTS

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) and in July 2018 FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases.  The amendments in this Update revise the accounting related to lessee accounting.  Under the new guidance, lessees are required to recognize a lease liability and a right-of-use asset for all leases.  The Update became effective for the Company on January 1, 2019.  Adoption of the standard required the use of a modified retrospective transition approach for all periods presented at the time of adoption.  Based on the Company’s leases outstanding at December 31, 2018, which totaled less than 20 leased properties and no significant leased equipment, the adoption of the new standard did not have a material impact on our consolidated statements of financial condition or our consolidated statements of income, although an increase to assets and liabilities occurred at the time of adoption.  In the first quarter of 2019, the Company recognized a lease liability and a corresponding right-of-use asset for all leases of $9.5 million based on the lease portfolio at that time.  Subsequent to December 31, 2018, the Company’s lease terminations, new leases and lease modifications and renewals will impact the amount of lease liability and a corresponding right-of-use asset recognized.  The Company’s leases are currently all “operating leases” as defined in the Update; therefore, no material change in the income statement presentation of lease expense occurred in the three months ended March 31, 2019. The Company’s lease activities are discussed further in Note 9 of the Notes to Consolidated Financial Statements contained in this report.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326).  The Update amends guidance on reporting credit losses for assets held at amortized cost and available for sale debt securities. For assets held at amortized cost, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. This Update affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash.  For public companies, the update is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption will be permitted beginning after December 15, 2018. An entity will apply the amendments in this update on a modified retrospective basis, through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company previously formed a cross-functional committee to oversee the system, data, reporting and other considerations for purposes of meeting the requirements of this standard.  Data and system needs were assessed.  As a result, third-party software was acquired and implemented to manage the data.  We have completed the upload of the necessary historical loan data to the software that will be used in meeting certain requirements of this standard.  Our loss data covers multiple credit cycles back to 2003.  Parallel testing of the new methodology compared to the current methodology commenced in 2019 and the Company continues to evaluate the impact of adopting the new guidance.  We expect to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective for us (the three-month period ending March 31, 2020), but cannot yet determine the magnitude of any such one-time adjustment, or the overall impact of the new guidance on the Company’s consolidated financial statements.

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

NOTE 4: EARNINGS PER SHARE

	Three Months Ended March 31,
	2019	2018
	(In Thousands, Except Per Share Data)

Basic:
Average common shares outstanding	14,159	14,101
Net income and net income available to common stockholders	$17,612	$13,466
Per common share amount	$1.24	$0.95

Diluted:
Average common shares outstanding	14,159	14,101
Net effect of dilutive stock options – based on the treasury
stock method using average market price	108	131
Diluted common shares	14,267	14,232
Net income and net income available to common stockholders	$17,612	$13,466
Per common share amount	$1.23	$0.95

Options outstanding at March 31, 2019 and 2018, to purchase 413,719 and 252,911 shares of common stock, respectively, were not included in the computation of diluted earnings per common share for each of the three month periods because the exercise prices of such options were greater than the average market prices of the common stock for the three months ended March 31, 2019 and 2018, respectively.

NOTE 5: INVESTMENT SECURITIES

The amortized cost and fair values of securities classified as available-for-sale were as follows:

	March 31, 2019
		Gross	Gross		Tax
	Amortized	Unrealized	Unrealized	Fair	Equivalent
	Cost	Gains	Losses	Value	Yield
	(In Thousands)

AVAILABLE-FOR-SALE SECURITIES:
Agency mortgage-backed securities	$178,170	$3,587	$1,561	$180,196	3.05%
Agency collateralized mortgage obligations	52,414	592	—	53,006	3.31
States and political subdivisions	42,955	1,593	—	44,548	4.92
	$273,539	$5,772	$1,561	$277,750	3.40%

	December 31, 2018
		Gross	Gross		Tax
	Amortized	Unrealized	Unrealized	Fair	Equivalent
	Cost	Gains	Losses	Value	Yield
	(In Thousands)

AVAILABLE-FOR-SALE SECURITIES:
Agency mortgage-backed securities	$154,557	$1,272	$2,571	$153,258	2.83%
Agency collateralized mortgage obligations	39,024	250	14	39,260	3.18
States and political subdivisions	50,022	1,428	—	51,450	4.81
	$243,603	$2,950	$2,585	$243,968	3.29%

The amortized cost and fair value of available-for-sale securities at March 31, 2019, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In Thousands)

One year or less	$—	$—
After one through five years	859	934
After five through ten years	9,617	9,918
After ten years	32,479	33,696
Securities not due on a single maturity date	230,584	233,202

	$273,539	$277,750

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at March 31, 2019 and December 31, 2018, was approximately $67.1 million and $95.7 million, respectively, which is approximately 24.2% and 39.2% of the Company’s available-for-sale investment portfolio, respectively.

Based on an evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these debt securities are temporary.

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2019  and December 31, 2018:

March 31, 2019
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
(In Thousands)

Agency mortgage-backed securities	$1,797	$(8)	$65,335	$(1,553)	$67,132	$(1,561)

	December 31, 2018
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)

Agency mortgage-backed securities	$11,255	$(82)	$74,186	$(2,489)	$85,441	$(2,571)
Agency collateralized mortgage obligations	9,725	(14)	—	—	9,725	(14)
State and political subdivisions	511	—	—	—	511	—
	$21,491	$(96)	$74,186	$(2,489)	$95,677	$(2,585)

Gross gains of $226,000 and gross losses of $216,000 resulting from sales of available-for-sale securities were realized during the three months ended March 31, 2019.  There were no sales of available-for-sale securities during the three months ended March 31, 2018.  Gains and losses on sales of securities are determined on the specific-identification method.

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

During the three months ended March 31, 2019 and 2018, respectively, no securities were determined to have impairment that had become other-than-temporary.

Credit Losses Recognized on Investments.  During the three months ended March 31, 2019 and 2018, respectively, there were no debt securities that had experienced fair value deterioration due to credit losses, or due to other market factors, but were not otherwise other-than-temporarily impaired.

Amounts Reclassified Out of Accumulated Other Comprehensive Income.  Amounts reclassified from accumulated other comprehensive income and the affected line items in the statements of income during the three months ended March 31, 2019 and 2018, are shown below.  The FASB previously issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (Topic 220). The amendment allows an entity to elect to reclassify the stranded tax effects resulting from the change in income tax rate from H.R.1, originally known as the “Tax Cuts and Jobs Act” (the “Tax Act”), from accumulated other comprehensive income to retained earnings.  The Company chose to early adopt ASU 2018-02 effective January 1, 2018.  The stranded tax amount related to unrealized gains and losses on available for sale securities, which was reclassified from accumulated other comprehensive income to retained earnings at the time of adoption, was $272,000.  There were no other income tax effects related to the application of the Tax Act to be reclassified from AOCI to retained earnings.

	Amounts Reclassified from Accumulated Other
	Comprehensive Income Three Months Ended March 31,		Affected Line Item in the
	2019	2018	Statements of Income
	(In Thousands)

Unrealized gains on available-			Net realized gains on sales of
for-sale securities	$10	$--	available-for-sale securities
			(Total reclassified amount before tax)
Income Taxes	(2)	--	Provision for income taxes
Total reclassifications out of accumulated
other comprehensive income	$8	$--

NOTE 6: LOANS AND ALLOWANCE FOR LOAN LOSSES

Classes of loans at March 31, 2019 and December 31, 2018 were as follows:

	March 31,	December 31,
	2019	2018
	(In Thousands)

One- to four-family residential construction	$26,935	$26,177
Subdivision construction	12,352	13,844
Land development	46,438	44,492
Commercial construction	1,328,853	1,417,166
Owner occupied one- to four-family residential	288,933	276,866
Non-owner occupied one- to four-family residential	118,258	122,438
Commercial real estate	1,388,678	1,371,435
Other residential	864,990	784,894
Commercial business	321,327	322,118
Industrial revenue bonds	13,702	13,940
Consumer auto	229,700	253,528
Consumer other	53,348	57,350
Home equity lines of credit	120,696	121,352
Loans acquired and accounted for under ASC 310-30, net of discounts	161,125	167,651
	4,975,335	4,993,251
Undisbursed portion of loans in process	(879,500)	(958,441)
Allowance for loan losses	(38,651)	(38,409)
Deferred loan fees and gains, net	(6,848)	(7,400)
	$4,050,336	$3,989,001

Weighted average interest rate	5.23%	5.16%

Classes of loans by aging were as follows:

	March 31, 2019
							Total Loans
						Total	> 90 Days
	30-59 Days	60-89 Days	Over	Total		Loans	Past Due and
	Past Due	Past Due	90 Days	Past Due	Current	Receivable	Still Accruing
	(In Thousands)

One- to four-family
residential construction	$—	$—	$—	$—	$26,935	$26,935	$—
Subdivision construction	53	—	—	53	12,299	12,352	—
Land development	78	—	18	96	46,342	46,438	—
Commercial construction	—	—	—	—	1,328,853	1,328,853	—
Owner occupied one- to
four-family residential	2,390	248	949	3,587	285,346	288,933	—
Non-owner occupied one-
to four-family residential	135	36	164	335	117,923	118,258	—
Commercial real estate	714	1,950	847	3,511	1,385,167	1,388,678	—
Other residential	4,439	—	—	4,439	860,551	864,990	—
Commercial business	74	—	1,405	1,479	319,848	321,327	—
Industrial revenue bonds	—	—	—	—	13,702	13,702	—
Consumer auto	1,727	417	822	2,966	226,734	229,700	—
Consumer other	661	72	194	927	52,421	53,348	—
Home equity lines of credit	150	—	238	388	120,308	120,696	—
Loans acquired and
accounted for under
ASC 310-30, net of
discounts	3,461	76	3,540	7,077	154,048	161,125	—
	13,882	2,799	8,177	24,858	4,950,477	4,975,335	—
Less loans acquired and accounted for
under ASC 310-30, net	3,461	76	3,540	7,077	154,048	161,125	—

Total	$10,421	$2,723	$4,637	$17,781	$4,796,429	$4,814,210	$—

	December 31, 2018
							Total Loans
						Total	> 90 Days Past
	30-59 Days	60-89 Days	Over 90	Total Past		Loans	Due and
	Past Due	Past Due	Days	Due	Current	Receivable	Still Accruing
	(In Thousands)

One- to four-family
residential construction	$—	$—	$—	$—	$26,177	$26,177	$—
Subdivision construction	—	—	—	—	13,844	13,844	—
Land development	13	—	49	62	44,430	44,492	—
Commercial construction	—	—	—	—	1,417,166	1,417,166	—
Owner occupied one- to
four-family residential	1,431	806	1,206	3,443	273,423	276,866	—
Non-owner occupied one-
to four-family residential	1,142	144	1,458	2,744	119,694	122,438	—
Commercial real estate	3,940	53	334	4,327	1,367,108	1,371,435	—
Other residential	—	—	—	—	784,894	784,894	—
Commercial business	72	54	1,437	1,563	320,555	322,118	—
Industrial revenue bonds	3	—	—	3	13,937	13,940	—
Consumer auto	2,596	722	1,490	4,808	248,720	253,528	—
Consumer other	691	181	240	1,112	56,238	57,350	—
Home equity lines of credit	229	—	86	315	121,037	121,352	—
Loans acquired and
accounted for under
ASC 310-30, net of discounts	2,195	1,416	6,827	10,438	157,213	167,651	—
	12,312	3,376	13,127	28,815	4,964,436	4,993,251	—
Less loans acquired and accounted for under ASC 310-30, net	2,195	1,416	6,827	10,438	157,213	167,651	—

Total	$10,117	$1,960	$6,300	$18,377	$4,807,223	$4,825,600	$—

Nonaccruing loans (excluding FDIC-assisted acquired loans, net of discount) are summarized as follows:

	March 31,	December 31,
	2019	2018
	(In Thousands)

One- to four-family residential construction	$—	$—
Subdivision construction	—	—
Land development	18	49
Commercial construction	—	—
Owner occupied one- to four-family residential	949	1,206
Non-owner occupied one- to four-family residential	164	1,458
Commercial real estate	847	334
Other residential	—	—
Commercial business	1,405	1,437
Industrial revenue bonds	—	—
Consumer auto	822	1,490
Consumer other	194	240
Home equity lines of credit	238	86

Total	$4,637	$6,300

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2019.  Also presented are the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of March 31, 2019:

	One- to Four-
	Family
	Residential and	Other	Commercial	Commercial	Commercial
	Construction	Residential	Real Estate	Construction	Business	Consumer	Total
	(In Thousands)

Allowance for loan losses
Balance, January 1, 2019	$3,122	$4,713	$19,803	$3,105	$1,568	$6,098	$38,409
Provision (benefit) charged to expense	358	723	1,163	(571)	(152)	429	1,950
Losses charged off	(455)	—	—	(31)	(74)	(2,206)	(2,766)
Recoveries	11	—	15	12	142	878	1,058
Balance, March 31, 2019	$3,036	$5,436	$20,981	$2,515	$1,484	$5,199	$38,651

Ending balance:
Individually evaluated for
impairment	$382	$—	$946	$—	$246	$327	$1,901
Collectively evaluated for
impairment	$2,615	$5,404	$19,819	$2,463	$1,226	$4,841	$36,368
Loans acquired and
accounted for under
ASC 310-30	$39	$32	$216	$52	$12	$31	$382

Loans
Individually evaluated for
impairment	$4,317	$—	$5,926	$14	$1,713	$1,938	$13,908
Collectively evaluated for
impairment	$442,161	$864,990	$1,382,752	$1,375,277	$333,316	$401,806	$4,800,302
Loans acquired and
accounted for under
ASC 310-30	$90,530	$12,709	$31,892	$4,201	$4,411	$17,382	$161,125

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2018:

	One- to Four-
	Family
	Residential and	Other	Commercial	Commercial	Commercial
	Construction	Residential	Real Estate	Construction	Business	Consumer	Total
	(In Thousands)

Allowance for loan losses
Balance, January 1, 2018	$2,108	$2,839	$18,639	$1,767	$3,581	$7,558	$36,492
Provision (benefit) charged to expense	424	605	(486)	362	482	563	1,950
Losses charged off	(14)	(256)	(102)	(37)	(409)	(2,822)	(3,640)
Recoveries	84	24	11	96	41	1,252	1,508
Balance, March 31, 2018	$2,602	$3,212	$18,062	$2,188	$3,695	$6,551	$36,310

The following table presents the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of December 31, 2018:

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

Impaired loans (excluding FDIC-assisted loans, net of discount), are summarized as follows:

	At or for the Three Months Ended March 31, 2019
				Average
		Unpaid		Investment	Interest
	Recorded	Principal	Specific	in Impaired	Income
	Balance	Balance	Allowance	Loans	Recognized
	(In Thousands)

One- to four-family residential construction	$—	$—	$—	$—	$—
Subdivision construction	283	314	103	305	2
Land development	14	18	—	14	—
Commercial construction	—	—	—	—	—
Owner occupied one- to four-
family residential	3,115	3,421	255	3,355	37
Non-owner occupied one- to four-
family residential	919	1,118	24	1,776	13
Commercial real estate	5,927	6,083	946	4,876	50
Other residential	—	—	—	—	—
Commercial business	1,713	2,125	246	1,775	32
Industrial revenue bonds	—	—	—	—	—
Consumer auto	1,261	1,518	226	1,391	24
Consumer other	415	639	62	464	11
Home equity lines of credit	261	276	39	218	7

Total	$13,908	$15,512	$1,901	$14,174	$176

	At or for the Year Ended December 31, 2018
				Average
		Unpaid		Investment	Interest
	Recorded	Principal	Specific	in Impaired	Income
	Balance	Balance	Allowance	Loans	Recognized
	(In Thousands)

One- to four-family residential construction	$—	$—	$—	$—	$—
Subdivision construction	318	318	105	321	17
Land development	14	18	—	14	1
Commercial construction	—	—	—	—	—
Owner occupied one- to four-
family residential	3,576	3,926	285	3,406	197
Non-owner occupied one- to four-
family residential	2,222	2,519	304	2,870	158
Commercial real estate	3,501	3,665	613	6,216	337
Other residential	—	—	—	1,026	20
Commercial business	1,844	2,207	309	2,932	362
Industrial revenue bonds	—	—	—	—	—
Consumer auto	1,874	2,114	336	2,069	167
Consumer other	479	684	72	738	59
Home equity lines of credit	111	128	17	412	28

Total	$13,939	$15,579	$2,041	$20,004	$1,346

	At or for the Three Months Ended March 31, 2018
				Average
		Unpaid		Investment	Interest
	Recorded	Principal	Specific	in Impaired	Income
	Balance	Balance	Allowance	Loans	Recognized
	(In Thousands)

One- to four-family residential construction	$—	$—	$—	$—	$—
Subdivision construction	343	363	112	370	6
Land development	15	18	—	15	—
Commercial construction	—	—	—	—	—
Owner occupied one- to four-
family residential	3,293	3,608	295	3,293	45
Non-owner occupied one- to four-
family residential	3,389	3,680	368	3,438	54
Commercial real estate	6,987	7,137	224	7,266	78
Other residential	1,025	1,025	—	2,411	10
Commercial business	4,187	4,840	2,176	3,691	31
Industrial revenue bonds	—	—	—	—	—
Consumer auto	2,463	2,655	444	2,461	41
Consumer other	904	1,011	136	868	19
Home equity lines of credit	560	601	86	567	19

Total	$23,166	$24,938	$3,841	$24,380	$303

At March 31, 2019, $8.1 million of impaired loans had specific valuation allowances totaling $1.9 million.  At December 31, 2018, $8.4 million of impaired loans had specific valuation allowances totaling $2.0 million.

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

The following tables present newly restructured loans during the three months ended March 31, 2019 and 2018, respectively, by type of modification:

	Three Months Ended March 31, 2019
				Total
	Interest Only	Term	Combination	Modification
	(In Thousands)

Consumer	$—	$27	$—	$27

	Three Months Ended March 31, 2018
				Total
	Interest Only	Term	Combination	Modification
	(In Thousands)

Mortgage loans on real estate:
One- to four-family residential	$1,348	$—	$—	$1,348
Consumer	—	152	—	152

	$1,348	$152	$—	$1,500

At March 31, 2019, the Company had $5.3 million of loans that were modified in troubled debt restructurings and impaired, as follows:  $279,000 of construction and land development loans, $2.6 million of one- to four-family and other residential mortgage loans, $1.3 million of commercial real estate loans, $440,000 of commercial business loans and $673,000 of consumer loans.  Of the total troubled debt restructurings at March 31, 2019, $4.2 million were accruing interest and $1.2 million were classified as substandard using the Company’s internal grading system, which is described below.  The Company had no troubled debt restructurings which were modified in the previous 12 months and subsequently defaulted during the three months ended March 31, 2019.  When loans modified as troubled debt restructurings have subsequent payment defaults, the defaults are factored into the determination of the allowance for loan losses to ensure specific valuation allowances reflect amounts considered uncollectible.  At December 31, 2018, the Company had $6.9 million of loans that were modified in troubled debt restructurings and impaired, as follows:  $283,000 of construction and land development loans, $3.9 million of one- to four-family and other residential mortgage loans, $1.3 million of commercial real estate loans, $548,000 of commercial business loans and $803,000 of consumer loans.  Of the total troubled debt restructurings at December 31, 2018, $4.7 million were accruing interest and $2.5 million were classified as substandard using the Company’s internal grading system.  The Company had no troubled debt restructurings which were modified in the previous 12 months and subsequently defaulted during the year ended December 31, 2018.

During the three months ended March 31, 2019, $49,000 of loans, all of which consisted of consumer loans, designated as troubled debt restructurings met the criteria for placement back on accrual status.  The criteria is generally a minimum of six months of consistent and timely payment performance under original or modified terms.  During the three months ended March 31, 2018, loans designated as troubled debt restructurings totaling $23,000, all of which consisted of consumer loans, met the criteria for placement back on accrual status.

The Company reviews the credit quality of its loan portfolio using an internal grading system that classifies loans as “Satisfactory,” “Watch,” “Special Mention,” “Substandard” and “Doubtful.”  Loans classified as watch are being monitored because of indications of potential weaknesses or deficiencies that may require future classification as special mention or substandard.  Special mention loans possess potential weaknesses that deserve management’s close attention but do not expose the Bank to a degree of risk that warrants substandard classification.  Substandard loans are characterized by the distinct possibility that the Bank will sustain some loss if certain deficiencies are not corrected.  Doubtful loans are those having all the weaknesses inherent to those classified Substandard with the added characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.  Loans not meeting any of the criteria previously described are considered satisfactory.  The FDIC-assisted acquired loans are evaluated using this internal grading system. These loans are accounted for in pools.  Minimal adverse classification in these acquired loan pools was identified as of March 31, 2019 and December 31, 2018, respectively.  See Note 7 for further discussion of the acquired loan pools and the termination of the loss sharing agreements.

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

The loan grading system is presented by loan class below:

	March 31, 2019
			Special
	Satisfactory	Watch	Mention	Substandard	Doubtful	Total
	(In Thousands)

One- to four-family residential
construction	$26,904	$31	$—	$—	$—	$26,935
Subdivision construction	12,334	—	—	18	—	12,352
Land development	41,938	4,500	—	—	—	46,438
Commercial construction	1,328,853	—	—	—	—	1,328,853
Owner occupied one- to four-
family residential	287,220	—	—	1,713	—	288,933
Non-owner occupied one- to
four-family residential	117,073	937	—	248	—	118,258
Commercial real estate	1,363,967	19,892	—	4,819	—	1,388,678
Other residential	864,491	499	—	—	—	864,990
Commercial business	315,063	4,858	—	1,406	—	321,327
Industrial revenue bonds	13,702	—	—	—	—	13,702
Consumer auto	228,600	94	—	1,006	—	229,700
Consumer other	52,908	154	—	286	—	53,348
Home equity lines of credit	120,294	151	—	251	—	120,696
Loans acquired and accounted
for under ASC 310-30,
net of discounts	161,107	—	—	18	—	161,125

Total	$4,934,454	$31,116	$—	$9,765	$—	$4,975,335

	December 31, 2018
			Special
	Satisfactory	Watch	Mention	Substandard	Doubtful	Total
	(In Thousands)

One- to four-family residential
construction	$25,803	$374	$—	$—	$—	$26,177
Subdivision construction	12,077	1,718	—	49	—	13,844
Land development	39,892	4,600	—	—	—	44,492
Commercial construction	1,417,166	—	—	—	—	1,417,166
Owner occupied one- to-four-
family residential	274,661	43	—	2,162	—	276,866
Non-owner occupied one- to-
four-family residential	119,951	941	—	1,546	—	122,438
Commercial real estate	1,357,987	11,061	—	2,387	—	1,371,435
Other residential	784,393	501	—	—	—	784,894
Commercial business	315,518	5,163	—	1,437	—	322,118
Industrial revenue bonds	13,940	—	—	—	—	13,940
Consumer auto	251,824	116	—	1,588	—	253,528
Consumer other	56,859	157	—	334	—	57,350
Home equity lines of credit	121,134	118	—	100	—	121,352
Loans acquired and accounted
for under ASC 310-30,
net of discounts	167,632	—	—	19	—	167,651

Total	$4,958,837	$24,792	$—	$9,622	$—	$4,993,251

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

Loss Sharing Agreements.  The termination of the loss sharing agreements for the TeamBank, Vantus Bank, Sun Security Bank and InterBank transactions has no impact on the yields for the loans that were previously covered under these agreements. All post-termination recoveries, gains, losses and expenses related to these previously covered assets are recognized entirely by Great Southern Bank since the FDIC no longer shares in such gains or losses. Accordingly, the Company’s earnings are positively impacted to the extent the Company recognizes gains on any sales or recoveries in excess of the carrying value of such assets. Similarly, the Company’s future earnings will be negatively impacted to the extent the Company recognizes expenses, losses or charge-offs related to such assets.

The following table presents the balances of the acquired loans related to the various FDIC-assisted transactions at March 31, 2019 and December 31, 2018.

			Sun Security
	TeamBank	Vantus Bank	Bank	InterBank	Valley Bank
	(In Thousands)

March 31, 2019
Gross loans receivable	$9,807	$13,204	$19,733	$81,480	$52,041
Balance of accretable discount due to change in expected losses	(157)	(44)	(252)	(1,649)	(742)
Net carrying value to loans receivable	(9,555)	(12,930)	(18,946)	(71,695)	(47,894)
Expected loss remaining	$95	$230	$535	$8,136	$3,405

December 31, 2018
Gross loans receivable	$10,602	$14,097	$21,171	$85,205	$53,470
Balance of accretable discount due to change in expected losses	(399)	(58)	(342)	(1,695)	(169)
Net carrying value to loans receivable	(10,106)	(13,809)	(20,171)	(74,436)	(49,124)
Expected loss remaining	$97	$230	$658	$9,074	$4,177

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

The amount of the estimated cash flows expected to be received from the acquired loan pools in excess of the fair values recorded for the loan pools is referred to as the accretable yield.  The accretable yield is recognized as interest income over the estimated lives of the loans.  The Company continues to evaluate the fair value of the loans including cash flows expected to be collected.  Increases in the Company’s cash flow expectations are recognized as increases to the accretable yield while decreases are recognized as impairments through the allowance for loan losses.  During the three months ended March 31, 2019 and 2018, improvements in expected cash flows (reclassification of discounts from non-accretable to accretable) related to the acquired loan portfolios resulted in adjustments of $1.7 million and $1.8 million, respectively, to the accretable yield to be spread over the estimated remaining lives of the loans on a level-yield basis.

Because these adjustments to accretable yield will be recognized generally over the remaining lives of the loan pools, they will impact future periods as well.  As of March 31, 2019, the remaining accretable yield adjustment that will affect interest income is $2.8 million.  Of the remaining adjustments affecting interest income, we expect to recognize $1.7 million of interest income during the remainder of 2019.  Additional adjustments to accretable yield may be recorded in future periods from the FDIC-assisted transactions, as the Company continues to estimate expected cash flows from the acquired loan pools.

The impact of adjustments on the Company’s financial results is shown below:

	Three Months Ended		Three Months Ended
	March 31, 2019		March 31, 2018
	(In Thousands, Except Per Share Data
	and Basis Points Data)

Impact on net interest income/
net interest margin (in basis points)	$1,512	13 bps	$1,157	12 bps
Non-interest income	—		—
Net impact to pre-tax income	$1,512		$1,157
Net impact net of taxes	$1,167		$898
Impact to diluted earnings per share	$0.08		$0.06

Changes in the accretable yield for acquired loan pools were as follows for the three months ended March 31, 2019 and 2018:

			Sun Security
	TeamBank	Vantus Bank	Bank	InterBank	Valley Bank
	(In Thousands)

Balance, January 1, 2019	$1,356	$1,432	$2,242	$4,994	$3,063
Accretion	(434)	(218)	(441)	(2,028)	(854)
Change in expected
accretable yield(1)	477	88	643	4,982	2,120

Balance, March 31, 2019	$1,399	$1,302	$2,444	$7,948	$4,329

Balance, January 1, 2018	$2,071	$1,850	$2,901	$5,074	$2,695
Accretion	(227)	(278)	(430)	(1,823)	(1,130)
Change in expected
accretable yield(1)	(17)	183	(402)	3,653	1,851

Balance, March 31, 2018	$1,827	$1,755	$2,069	$6,904	$3,416

(1)
Represents increases (decreases) in estimated cash flows expected to be received from the acquired loan pools, partially due to lower estimated credit losses.  The amounts also include changes in expected accretion of the loan pools for TeamBank, Vantus Bank, Sun Security Bank, InterBank and Valley Bank for the three months ended March 31, 2019, totaling $477,000, $88,000, $583,000, $4.1 million and $1.3 million, respectively, and for the three months ended March 31, 2018, totaling $(17,000), $183,000, $(402,000), $2.4 million and $1.3 million, respectively.

NOTE 8: OTHER REAL ESTATE OWNED AND REPOSSESSIONS

Major classifications of other real estate owned were as follows:

	March 31,	December 31,
	2019	2018
	(In Thousands)

Foreclosed assets held for sale and repossessions
One- to four-family construction	$—	$—
Subdivision construction	971	1,092
Land development	3,041	3,191
Commercial construction	—	—
One- to four-family residential	985	269
Other residential	—	—
Commercial real estate	—	—
Commercial business	—	—
Consumer	697	928
	5,694	5,480
Foreclosed assets acquired through FDIC-assisted
transactions, net of discounts	1,563	1,401

Foreclosed assets held for sale and repossessions, net	7,257	6,881

Other real estate owned not acquired through foreclosure	1,515	1,559

Other real estate owned and repossessions	$8,772	$8,440

At both March 31, 2019 and December 31, 2018, other real estate owned not acquired through foreclosure included nine properties, eight of which were branch locations that were closed and are held for sale, and one of which is land acquired for a potential branch location.

At March 31, 2019, residential mortgage loans totaling $551,000 were in the process of foreclosure, $334,000 of which were acquired loans.  Of the $334,000 of acquired loans, $101,000 were previously covered by loss sharing agreements and $233,000 were acquired in the Valley Bank transaction.

At December 31, 2018, residential mortgage loans totaling $1.3 million were in the process of foreclosure, $1.0 million of which were acquired loans.  Of the $1.0 million of acquired loans, $873,000 were previously covered by loss sharing agreements and $171,000 were acquired in the Valley Bank transaction.

Expenses applicable to other real estate owned and repossessions included the following:

	Three Months Ended
	March 31,
	2019	2018
	(In Thousands)

Net gains on sales of other real estate owned and repossessions	$(166)	$(472)
Valuation write-downs	247	616
Operating expenses, net of rental income	539	997

	$620	$1,141

NOTE 9: PREMISES AND EQUIPMENT

Major classifications of premises and equipment, stated at cost, were as follows:

	March 31,	December 31,
	2019	2018
	(In Thousands)

Land	$40,571	$40,508
Buildings and improvements	95,253	95,039
Furniture, fixtures and equipment	54,805	54,327
Operating leases right of use asset	9,323	—
	199,952	189,874
Less accumulated depreciation	58,198	57,450

	$141,754	$132,424

Leases.  The Company adopted ASU 2016-02, Leases (Topic 842), on January 1, 2019, using the modified retrospective transition approach whereby comparative periods were not restated.  The Company also elected certain relief options under the ASU, including the option not to recognize right of use asset and lease liabilities that arise from short-term leases (leases with terms of twelve months or less).  The Company has 17 total lease agreements in which it is the lessee, with lease terms exceeding twelve months, substantially all of which are for branch locations and commercial loan production offices.  All of our lease agreements where we have offsite ATMs are for terms not exceeding twelve months.  Adoption of this ASU resulted in the Company recognizing a right of use asset and corresponding lease liability of $9.5 million.

All of our leases are classified as operating leases (as they were prior to January 1, 2019), and therefore, were previously not recognized on the Company’s consolidated statements of financial condition.  With the adoption of ASU 2016-02, these operating leases are now included as a right of use asset in our premises and equipment line item on the Company’s consolidated statements of financial condition.  The corresponding lease liability is included in the accrued expenses and other liabilities line item on the Company’s consolidated statements of financial condition.  Because these leases are classified as operating leases, the adoption of the new standard did not have a material effect on lease expense on the Company’s consolidated statements of income.

ASU 2016-02 provides a number of optional practical expedients in transition. The Company has elected the "package of practical expedients," which permits the Company not to reassess under the new standard the prior conclusions about lease identification, lease classification and initial direct costs. The Company also elected the use of the hindsight, a practical expedient which permits the use of information available after lease inception to determine the lease term via the knowledge of renewal options exercised not available as of the lease's inception.  The practical expedient pertaining to land easements is not applicable to the Company.

ASU 2016-02 also requires certain other accounting elections.  The Company elected the short-term lease recognition exemption for all leases that qualify, meaning those with terms under twelve months.  Right of use assets or lease liabilities are not to be recognized for short-term leases. The Company also elected the practical expedient to not separate lease and non-lease components for all leases.   The Company’s short-term leases related to offsite ATMs have both fixed and variable lease payment components, based on the number of transactions at the various ATMs.  The variable portion of these lease payments is not material and the total lease expense related to ATMs for the three months ended March 31, 2019, was $73,000.

The calculated amount of the right of use assets and lease liabilities in the table below are impacted by the length of the lease term and the discount rate used to present value the minimum lease payments. The Company’s lease agreements often include one or more options to renew at the Company’s discretion. If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the right of use asset and lease liability. Regarding the discount rate, the ASU requires the use of the rate implicit in the lease whenever this rate is readily determinable. As this rate is rarely determinable, the Company utilizes its incremental borrowing rate at lease inception over a similar term. The discount rate utilized was the FHLBank borrowing rate for the term corresponding to the expected term of the lease.  The expected lease terms range from 3.3 years to 19.9 years with a weighted-average lease term of 11.1 years.  The weighted-average discount rate was 3.40%.

At or For the
Three Months Ended
March 31, 2019
(In Thousands)
Statement of Financial Condition
Operating leases right of use asset	$9,323
Operating leases liability	$9,349

Statement of Income
Operating lease costs classified as occupancy and equipment expense	$376
(includes short-term lease costs and amortization of right of use asset)

Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$350
Right of use assets obtained in exchange for lease obligations:
Operating leases	$9,538

For the three months ended March 31, 2019 and 2018, lease expense was $376,000 and $331,000, respectively.  At March 31, 2019, future expected lease payments for leases with terms exceeding one year were as follows (in thousands):
2019	$835
2020	1,132
2021	1,148
2022	1,131
2023	1,082
2024	956
Thereafter	5,026

Future lease payments expected	11,310

Less interest portion of lease payments	(1,961)

Lease liability	$9,349

The Company does not sublease any of its leased facilities; however, it does lease to other third parties portions of facilities that it owns.  In terms of being the lessor in these circumstances, all of these lease agreements are classified as operating leases.  In the three months ended March 31, 2019, income recognized from these lessor agreements was $276,000 and was included in occupancy and equipment expense.

NOTE 10: DEPOSITS

	March 31,	December 31,
	2019	2018
	(In Thousands)

Time Deposits:
0.00% - 0.99%	$133,918	$150,656
1.00% - 1.99%	369,417	511,873
2.00% - 2.99%	1,176,121	857,973
3.00% - 3.99%	74,283	69,793
4.00% - 4.99%	1,112	1,116
Total time deposits (2.18% - 1.98%)	1,754,851	1,591,411
Non-interest-bearing demand deposits	668,829	661,061
Interest-bearing demand and savings deposits (0.50% - 0.46%)	1,532,411	1,472,535
Total Deposits	$3,956,091	$3,725,007

NOTE 11: ADVANCES FROM FEDERAL HOME LOAN BANK

At March 31, 2019 and December 31, 2018, there were no outstanding advances from the Federal Home Loan Bank of Des Moines (FHLBank advances).

NOTE 12: SECURITIES SOLD UNDER REVERSE REPURCHASE AGREEMENTS AND SHORT-TERM BORROWINGS

	March 31, 2019	December 31, 2018
	(In Thousands)
Notes payable – Community Development Equity Funds	$1,349	$1,625
Other interest-bearing liabilities	20,870	13,100
Overnight borrowings from the Federal Home Loan Bank	—	178,000
Securities sold under reverse repurchase agreements	118,618	105,253

	$140,837	$297,978

The Bank enters into sales of securities under agreements to repurchase (reverse repurchase agreements).  Reverse repurchase agreements are treated as financings, and the obligations to repurchase securities sold are reflected as a liability in the statements of financial condition.  The dollar amount of securities underlying the agreements remains in the asset accounts.  Securities underlying the agreements are being held by the Bank during the agreement period.  All agreements are written on a term of one month or less.

At both March 31, 2019 and December 31, 2018, other interest-bearing liabilities consisted of cash collateral held by the Company to satisfy minimum collateral posting thresholds with its derivative dealer counterparties representing the termination value of derivatives, which at such time were in a net asset position.  Under the collateral agreements between the parties, either party may choose to provide cash or securities to satisfy its collateral requirements. The following table represents the Company’s securities sold under reverse repurchase agreements, by collateral type and remaining contractual maturity.

	March 31, 2019	December 31, 2018
	Overnight and	Overnight and
	Continuous	Continuous
(In Thousands)

Mortgage-backed securities – GNMA, FNMA, FHLMC	$118,618	$105,253

NOTE 13: SUBORDINATED NOTES

On August 8, 2016, the Company completed the public offering and sale of $75.0 million of its subordinated notes.  The notes are due August 15, 2026, and have a fixed interest rate of 5.25% until August 15, 2021, at which time the rate becomes floating at a rate equal to three-month LIBOR plus 4.087%.  The Company may call the notes at par beginning on August 15, 2021, and on any scheduled interest payment date thereafter.  The notes were sold at par, resulting in net proceeds, after underwriting discounts and commissions, legal, accounting and other professional fees, of approximately $73.5 million.  Total debt issuance costs, totaling approximately $1.5 million, were deferred and are being amortized over the expected life of the notes, which is five years.  Amortization of the debt issuance costs during the three months ended March 31, 2019 and 2018, totaled $110,000 and $40,000, respectively, and is included in interest expense on subordinated notes in the consolidated statements of income, resulting in an imputed interest rate of 5.83%.

At March 31, 2019 and December 31, 2018, subordinated notes are summarized as follows:

	March 31, 2019	December 31, 2018
	(In Thousands)

Subordinated notes	$75,000	$75,000
Less: unamortized debt issuance costs	1,049	1,158
	$73,951	$73,842

NOTE 14: INCOME TAXES

Reconciliations of the Company’s effective tax rates to the statutory corporate tax rates were as follows:

	Three Months Ended March 31,
	2019	2018

Tax at statutory rate	21.0%	21.0%
Nontaxable interest and dividends	(0.5)	(1.1)
Tax credits	(4.5)	(4.5)
State taxes	1.4	1.2
Other	1.1	(0.2)

	18.5%	16.4%

The Tax Act was signed into law on December 22, 2017, making several changes to U. S. corporate income tax laws, including reducing the corporate Federal income tax rate from 35% to 21% effective for tax years beginning on or after January 1, 2018.  U. S. GAAP requires that the impact of the provisions of the Tax Act be accounted for in the period of enactment. The Company recognized the income tax effects of the Tax Act in its 2017 financial statements. The Tax Act is complex and required significant detailed analysis.  During the preparation of the Company’s 2017 income tax returns in 2018, no additional adjustments related to enactment of the Tax Act were identified.

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

The Company considers transfers between the levels of the hierarchy to be recognized at the end of related reporting periods.  From December 31, 2018 to March 31, 2019, no assets for which fair value is measured on a recurring basis transferred between any levels of the hierarchy.

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying statements of financial condition measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fell at March 31, 2019 and December 31, 2018:

		Fair value measurements using
		Quoted prices
		in active
		markets	Other	Significant
		for identical	observable	unobservable
		assets	inputs	inputs
	Fair value	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)

March 31, 2019
Agency mortgage-backed securities	$180,196	$—	$180,196	$—
Agency collateralized mortgage obligations	53,006	—	53,006	—
States and political subdivisions	44,548	—	44,548	—
Interest rate derivative asset	20,338	—	20,338	—
Interest rate derivative liability	(768)	—	(768)	—

December 31, 2018
Agency mortgage-backed securities	$153,258	$—	$153,258	$—
Agency collateralized mortgage obligations	39,260	—	39,260	—
States and political subdivisions	51,450	—	51,450	—
Interest rate derivative asset	12,800	—	12,800	—
Interest rate derivative liability	(716)	—	(716)	—

The following is a description of inputs and valuation methodologies used for assets recorded at fair value on a recurring basis and recognized in the accompanying statements of financial condition at March 31, 2019 and December 31, 2018, as well as the general classification of such assets pursuant to the valuation hierarchy.  There have been no significant changes in the valuation techniques during the three-month period ended March 31, 2019.  For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

Available-for-Sale Securities. Investment securities available for sale are recorded at fair value on a recurring basis. The fair values used by the Company are obtained from an independent pricing service, which represent either quoted market prices for the identical asset or fair values determined by pricing models, or other model-based valuation techniques, that consider observable market data, such as interest rate volatilities, LIBOR yield curve, credit spreads and prices from market makers and live trading systems.  Recurring Level 2 securities include U.S. government agency securities, mortgage-backed securities, state and municipal bonds and certain other investments. Inputs used for valuing Level 2 securities include observable data that may include dealer quotes, benchmark yields, market spreads, live trading levels and market consensus prepayment speeds, among other things. Additional inputs include indicative values derived from the independent pricing service’s proprietary computerized models.  There were no recurring Level 3 securities at March 31, 2019 or December 31, 2018.

Interest Rate Derivatives. The fair value is estimated using forward-looking interest rate curves and is determined using observable market rates and, therefore, are classified within Level 2 of the valuation hierarchy.

Nonrecurring Measurements

The following tables present the fair value measurements of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2019 and December 31, 2018:

		Fair Value Measurements Using
		Quoted prices
		in active
		markets	Other	Significant
		for identical	observable	unobservable
		assets	inputs	inputs
	Fair value	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)

March 31, 2019
Impaired loans	$1,212	$—	$—	$1,212

Foreclosed assets held for sale	$343	$—	$—	$343

December 31, 2018
Impaired loans	$2,805	$—	$—	$2,805

Foreclosed assets held for sale	$1,776	$—	$—	$1,776

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

Loans Held for Sale.  Mortgage loans held for sale are recorded at the lower of carrying value or fair value.  The fair value of mortgage loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics.  As such, the Company classifies mortgage loans held for sale as Nonrecurring Level 2.  Write-downs to fair value typically do not occur as the Company generally enters into commitments to sell individual mortgage loans at the time the loan is originated to reduce market risk.  The Company typically does not have commercial loans held for sale.  At March 31, 2019 and December 31, 2018, the aggregate fair value of mortgage loans held for sale exceeded their cost.  Accordingly, no mortgage loans held for sale were marked down and reported at fair value.

Impaired Loans.  A loan is considered to be impaired when it is probable that all of the principal and interest due may not be collected according to its contractual terms. Generally, when a loan is considered impaired, the amount of reserve required under FASB ASC 310, Receivables, is measured based on the fair value of the underlying collateral. The Company makes such measurements on all material loans deemed impaired using the fair value of the collateral for collateral dependent loans. The fair value of collateral used by the Company is determined by obtaining an observable market price or by obtaining an appraised value from an independent, licensed or certified appraiser, using observable market data. This data includes information such as property sales comparisons and capitalization rates of similar properties sold within the market, expected future cash flows or earnings of the subject property based on current market expectations, and other relevant factors. All appraised values are adjusted for market-related trends based on the Company’s experience in sales and other appraisals of similar property types as well as estimated selling costs.  Each quarter management reviews all collateral dependent impaired loans on a loan-by-loan basis to determine whether updated appraisals are necessary based on loan performance, collateral type and guarantor support.  At times, the Company measures the fair value of collateral dependent impaired loans using appraisals with dates prior to one year from the date of review.  These appraisals are discounted by applying current, observable market data about similar property types such as sales contracts, estimations of value by individuals familiar with the market, other appraisals, sales or collateral assessments based on current market activity until updated appraisals are obtained.  Depending on the length of time since an appraisal was performed and the data provided through our reviews, these appraisals are typically discounted 10-40%.  The policy described above is the same for all types of collateral dependent impaired loans secured by real estate.

The Company records impaired loans as Nonrecurring Level 3. If a loan’s fair value as estimated by the Company is less than its carrying value, the Company either records a charge-off of the portion of the loan that exceeds the fair value or establishes a reserve within the allowance for loan losses specific to the loan.  Loans for which such charge-offs or reserves were recorded during the three months ended March 31, 2019 or the year ended December 31, 2018, are shown in the table above (net of reserves).

Foreclosed Assets Held for Sale.  Foreclosed assets held for sale are initially recorded at fair value less estimated cost to sell at the date of foreclosure.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less estimated cost to sell.  Foreclosed assets held for sale are classified within Level 3 of the fair value hierarchy.  The foreclosed assets represented in the table above have been re-measured during the three months ended March 31, 2019 or the year ended December 31, 2018, subsequent to their initial transfer to foreclosed assets.

Fair Value of Financial Instruments

The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying statements of financial condition at amounts other than fair value.

Cash and Cash Equivalents and Federal Home Loan Bank Stock. The carrying amount approximates fair value.

Loans and Interest Receivable.  The fair value of loans is estimated on an exit price basis incorporating contractual cash flows, prepayments discount spreads, credit losses and liquidity premiums.  Loans with similar characteristics were aggregated for purposes of the calculations.  The carrying amount of accrued interest receivable approximates its fair value.

Deposits and Accrued Interest Payable.  The fair value of demand deposits and savings accounts is the amount payable on demand at the reporting date, i.e., their carrying amounts.  The fair value of fixed maturity certificates of deposit is estimated using a discounted cash flow calculation using the average advances yield curve from 11 districts of the FHLB for the as of date.  The carrying amount of accrued interest payable approximates its fair value.

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

	March 31, 2019			December 31, 2018
	Carrying	Fair	Hierarchy	Carrying	Fair	Hierarchy
	Amount	Value	Level	Amount	Value	Level
	(In Thousands)

Financial assets
Cash and cash equivalents	$206,090	$206,090	1	$202,742	$202,742	1
Mortgage loans held for sale	1,892	1,892	2	1,650	1,650	2
Loans, net of allowance for loan losses	4,050,336	4,034,628	3	3,989,001	3,955,786	3
Accrued interest receivable	14,550	14,550	3	13,448	13,448	3
Investment in FHLBank stock	5,633	5,633	3	12,438	12,438	3

Financial liabilities
Deposits	3,956,091	3,952,867	3	3,725,007	3,717,899	3
Short-term borrowings	140,837	140,837	3	297,978	297,978	3
Subordinated debentures	25,774	25,774	3	25,774	25,774	3
Subordinated notes	73,951	75,750	2	73,842	75,188	2
Accrued interest payable	2,933	2,933	3	3,570	3,570	3

Unrecognized financial instruments (net of
contractual value)
Commitments to originate loans	—	—	3	—	—	3
Letters of credit	142	142	3	146	146	3
Lines of credit	—	—	3	—	—	3

NOTE 16:  DERIVATIVES AND HEDGING ACTIVITIES

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

As part of the Valley Bank FDIC-assisted acquisition, the Company acquired seven loans with related interest rate swaps.  Valley’s swap program differed from the Company’s in that Valley did not have back to back swaps with the customer and a counterparty.  Five of the seven acquired loans with interest rate swaps have paid off.  The notional amount of the two remaining Valley swaps was $751,000 at March 31, 2019.  At March 31, 2019, excluding the Valley Bank swaps, the Company had 18 interest rate swaps totaling $70.4 million in notional amount with commercial customers, and 18 interest rate swaps with the same notional amount with third parties related to its program.  In addition, the Company has three participation loans purchased totaling $30.9 million, in which the lead institution has an interest rate swap with their customer and the economics of the counterparty swap are passed along to us through the loan participation.  At December 31, 2018, excluding the Valley Bank swaps, the Company had 18 interest rate swaps totaling $78.5 million in notional amount with commercial customers, and 18 interest rate swaps with the same notional amount with third parties related to its program.  During the three months ended March 31, 2019 and 2018, the Company recognized net gains (losses) of $(25,000) and $37,000, respectively, in noninterest income related to changes in the fair value of these swaps.

Cash Flow Hedges

Interest Rate Swap.  As a strategy to maintain acceptable levels of exposure to the risk of changes in future cash flows due to interest rate fluctuations, in October 2018, the Company entered into an interest rate swap transaction as part of its ongoing interest rate management strategies to hedge the risk of its floating rate loans.  The notional amount of the swap is $400 million with a termination date of October 6, 2025.  Under the terms of the swap, the Company will receive a fixed rate of interest of 3.018% and will pay a floating rate of interest equal to one-month USD-LIBOR.  The floating rate will be reset monthly and net settlements of interest due to/from the counterparty will also occur monthly.  The floating rate of interest was 2.481% as of March 31, 2019.  Therefore, in the near term, the Company will receive net interest settlements which will be recorded as loan interest income, to the extent that the fixed rate of interest continues to exceed one-month USD-LIBOR.  If USD-LIBOR exceeds the fixed rate of interest in future periods, the Company will be required to pay net settlements to the counterparty and will record those net payments as a reduction of interest income on loans.  The Company recorded interest income related to this swap transaction of $513,000 during the three months ended March 31, 2019.  The effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affected earnings.  Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.  During the three months ended March 31, 2019, the Company recognized $-0- in noninterest income related to changes in the fair value of this derivative.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Financial Condition:

	Location in	Fair Value
	Consolidated Statements	March 31,	December 31,
	of Financial Condition	2019	2018
		(In Thousands)

Derivatives designated as
hedging instruments
Interest rate swap	Prepaid expenses and other assets	$19,618	$12,106

Total derivatives designated
as hedging instruments		$19,618	$12,106

Derivatives not designated
as hedging instruments

Asset Derivatives
Interest rate products	Prepaid expenses and other assets	$720	$694

Total derivatives not designated
as hedging instruments		$720	$694

Liability Derivatives
Interest rate products	Accrued expenses and other liabilities	$768	$716

Total derivatives not designated
as hedging instruments		$768	$716

The following table presents the effect of cash flow hedge accounting on the statements of comprehensive income:

	Amount of Gain (Loss)
	Recognized in AOCI
	Three Months Ended March 31,
Cash Flow Hedges	2019	2018
	(In Thousands)

Interest rate swap, net of income taxes	$5,800	$—

The following table presents the effect of cash flow hedge accounting on the statements of operations:

	Three Months Ended March 31
Cash Flow Hedges	2019		2018

	Interest Income	Interest Expense	Interest Income	Interest Expense
	(In Thousands)

Interest rate swap	$513	$—	$—	$—

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

As of March 31, 2019, the termination value of derivatives with our derivative dealer counterparties (related to loan level swaps with commercial lending customers) in a net liability position, which included accrued interest but excluded any adjustment for nonperformance risk, related to these agreements was $222,000.  In addition, as of March 31, 2019, the termination value of derivatives with our derivative dealer counterparty (related to the balance sheet hedge commenced in October 2018) in a net asset position, which included accrued interest but excluded any adjustment for nonperformance risk, related to these agreements was $19.8 million.  The Company has minimum collateral posting thresholds with its derivative dealer counterparties.  At March 31, 2019, the Company’s activity with certain of its derivative counterparties met the level at which the minimum collateral posting thresholds take effect (collateral to be received by the Company) and the derivative counterparties had posted collateral of $260,000 to the Company to satisfy the loan level agreements and collateral of $20.6 million to the Company to satisfy the balance sheet hedge.   Additionally, the Company’s activity with certain of its derivative counterparties met the level at which the minimum collateral posting thresholds take effect (collateral to be given by the Company) and the Company had posted collateral of $331,000 to the derivative counterparties to satisfy the loan level agreements.  As of December 31, 2018, the termination value of derivatives with our derivative dealer counterparties (related to loan level swaps with commercial lending customers) in a net asset position, which included accrued interest but excluded any adjustment for nonperformance risk, related to these agreements was $396,000.  In addition, as of December 31, 2018, the termination value of derivatives with our derivative dealer counterparty (related to the balance sheet hedge commenced in October 2018) in a net asset position, which included accrued interest but excluded any adjustment for nonperformance risk, related to these agreements was $12.3 million.  The Company has minimum collateral posting thresholds with its derivative dealer counterparties.  At December 31, 2018, the Company’s activity with certain of its derivative counterparties met the level at which the minimum collateral posting thresholds take effect (collateral to be received by the Company) and the derivative counterparties had posted collateral of $704,000 to the Company to satisfy the loan level agreements and collateral of $12.8 million to the Company to satisfy the balance sheet hedge.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

When used in this Quarterly Report on Form 10-Q and other documents filed or furnished by Great Southern Bancorp, Inc. (the “Company”) with the Securities and Exchange Commission (the "SEC"), in the Company's press releases or other public or stockholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "intends" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including, among other things, (i) expected revenues, cost savings, earnings accretion, synergies and other benefits from the Company's  merger and acquisition activities might not be realized within the anticipated time frames or at all, and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, might be greater than expected; (ii) changes in economic conditions, either nationally or in the Company's market areas; (iii) fluctuations in interest rates; (iv) the risks of lending and investing activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses; (v) the possibility of other-than-temporary impairments of securities held in the Company's securities portfolio; (vi) the Company's ability to access cost-effective funding; (vii) fluctuations in real estate values and both residential and commercial real estate market conditions; (viii) demand for loans and deposits in the Company's market areas; (ix) the ability to adapt successfully to technological changes to meet customers' needs and developments in the marketplace; (x) the possibility that security measures implemented might not be sufficient to mitigate the risk of a cyber attack or cyber theft, and that such security measures might not protect against systems failures or interruptions; (xi) legislative or regulatory changes that adversely affect the Company's business, including, without limitation, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and its implementing regulations, the overdraft protection regulations and customers' responses thereto and the Tax Reform Legislation; (xii) changes in accounting principles, policies or guidelines; (xiii) monetary and fiscal policies of the Federal Reserve Board and the U.S. Government and other governmental initiatives affecting the financial services industry; (xiv) results of examinations of the Company and Great Southern Bank by their regulators, including the possibility that the regulators may, among other things, require the Company to limit its business activities, changes its business mix, increase its allowance for loan losses, write-down assets or increase its capital levels, or affect its ability to borrow funds or maintain or increase deposits, which could adversely affect its liquidity and earnings; (xv) costs and effects of litigation, including settlements and judgments; and (xvi) competition. The Company wishes to advise readers that the factors listed above and other risks described from time to time in documents filed or furnished by the Company with the SEC could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

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

The process also considers economic conditions, uncertainties in estimating losses and inherent risks in the loan portfolio. All of these factors may be susceptible to significant change. To the extent actual outcomes differ from management estimates, additional provisions for loan losses may be required, which would adversely impact earnings. In addition, the Bank’s regulators could require additional provisions for loan losses as part of their examination process.

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

In the three months ending March 31, 2020, the Company will adopt ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326), which requires an entity to reflect its current estimate of all expected future credit losses. The Company previously formed a cross-functional committee to oversee the system, data, reporting and other considerations for purposes of meeting the requirements of this standard.  Data and system needs were assessed.  As a result, third-party software was acquired and implemented to manage the data.  We have completed the upload of the necessary historical loan data to the software that will be used in meeting certain requirements of this standard.  Our loss data covers multiple credit cycles back to 2003.  Parallel testing of the new methodology compared to the current methodology commenced in 2019 and the Company continues to evaluate the impact of adopting the new guidance.  The Company expects to recognize a one-time cumulative effect adjustment to the allowance for loan losses upon adoption, but cannot yet determine the magnitude of any such one-time adjustment, or the overall impact of the new guidance on the Company’s consolidated financial statements.

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

Carrying Value of Loans Acquired in FDIC-assisted Transactions

The Company considers that the determination of the carrying value of loans acquired in the FDIC-assisted transactions involves a high degree of judgment and complexity. The carrying value of the acquired loans reflects management’s best ongoing estimates of the amounts to be realized on each of these assets. The Company has now terminated all loss sharing agreements with the FDIC and, accordingly, no longer has an indemnification asset.  The Company determined initial fair value accounting estimates of the acquired assets and assumed liabilities in accordance with FASB ASC 805, Business Combinations. However, the amount that the Company realizes on its acquired loan assets could differ materially from the carrying value reflected in its financial statements, based upon the timing of collections on the acquired loans in future periods. Subsequent to the initial valuation, the Company continues to monitor identified loan pools for changes in estimated cash flows projected for the loan pools, anticipated credit losses and changes in the accretable yield.  Analysis of these variables requires significant estimates and a high degree of judgment.  See Note 7 “FDIC-Acquired Loans” included in Item 1 for additional information regarding the TeamBank, Vantus Bank, Sun Security Bank, InterBank and Valley Bank FDIC-assisted transactions.

Goodwill and Intangible Assets

Goodwill and intangible assets that have indefinite useful lives are subject to an impairment test at least annually and more frequently if circumstances indicate their value may not be recoverable. Goodwill is tested for impairment using a process that estimates the fair value of each of the Company’s reporting units compared with its carrying value. The Company defines reporting units as a level below each of its operating segments for which there is discrete financial information that is regularly reviewed. As of March 31, 2019, the Company had one reporting unit to which goodwill has been allocated – the Bank.  If the fair value of a reporting unit exceeds its carrying value, then no impairment is recorded. If the carrying value amount exceeds the fair value of a reporting unit, further testing is completed comparing the implied fair value of the reporting unit’s goodwill to its carrying value to measure the amount of impairment. Intangible assets that are not amortized will be tested for impairment at least annually by comparing the fair values of those assets to their carrying values. At March 31, 2019, goodwill consisted of $5.4 million at the Bank reporting unit, which included goodwill of $4.2 million that was recorded during 2016 related to the acquisition of 12 branches from Fifth Third Bank.  Other identifiable intangible assets that are subject to amortization are amortized on a straight-line basis over a period of seven years. At March 31, 2019, the amortizable intangible assets consisted of core deposit intangibles of $3.6 million, which are reflected in the table below.  These amortizable intangible assets are reviewed for impairment if circumstances indicate their value may not be recoverable based on a comparison of fair value.

While the Company believes no impairment of its goodwill or other intangible assets existed at March 31, 2019, different conditions or assumptions used to measure fair value of reporting units, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of the Company’s impairment evaluation in the future.

A summary of goodwill and intangible assets is as follows:

	March 31, 2019	December 31, 2018
	(In Thousands)

Goodwill – Branch acquisitions	$5,396	$5,396
Deposit intangibles
InterBank	—	36
Boulevard Bank	244	275
Valley Bank	900	1,000
Fifth Third Bank	2,423	2,581
	3,567	3,892
	$8,963	$9,288

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

The national unemployment rate remained steady at 3.8% in March 2019.  The rate compares to a 4.1% rate in March 2018.  After a lackluster performance in February 2019, the job market rebounded with 196,000 new jobs created in March 2019.  Sectors seeing employment increases included health care, professional services and technical services.  In March 2019, the U.S. labor force participation rate (the share of working-age Americans who are either employed or are actively looking for a job) was 63.0% and the employment population ratio was 60.7%, with both ratios changing little over the past few months.   The unemployment rate for the Midwest, where most of the Company’s business is conducted, remained stable at 3.7% in March 2019.  Unemployment rates for March 2019 were:  Missouri at 3.3%, Arkansas at 3.7%, Kansas at 3.5%, Iowa at 2.4%, Minnesota at 3.2%, Illinois at 4.4%, Oklahoma at 3.3%, Texas at 3.8%, Georgia at 3.9% and Colorado at 3.5%.  Of the metropolitan areas in which the Company does business, the Chicago area had the highest unemployment rate at 4.3% as of February 2019.  This rate had improved significantly since the 4.9% rate reported as of December 2017.  The unemployment rates for the Springfield and St. Louis market areas at 3.1% and 3.7%, respectively, were comparable to the national average.  Metropolitan areas in Iowa, Missouri, Arkansas and Minnesota continued to boast unemployment levels amongst the lowest in the nation.

Sales of newly built single-family homes for March 2019 were at a seasonally adjusted annual rate of 692,000 according to U.S. Census Bureau and the Department of Housing and Urban Development estimates.  This is 4.5% above the revised February 2019 seasonally adjusted annual rate of 662,000, and is 3% above the March 2018 seasonally adjusted annual rate of 672,000.  The median sales price of new houses sold in March 2019 was $302,700, down from $335,400 a year earlier.  The March 2019 average sales price of $376,000 was up slightly from $369,200 a year ago.  The inventory of new homes for sale at the end of March 2019 would support 6.0 months’ supply at the current sales pace, up from 5.3 months in March 2018.

After a large jump in February 2019, existing home sales declined in March 2019, according to the National Association of Realtors (NAR). Total existing home sales decreased 5% to a seasonally adjusted rate of 5.21 million in March 2019.  Total existing home inventory at the end of March 2019 increased to 1.68 million units, up slightly from 1.63 million existing homes available for sale in February 2019.  Unsold inventory is at a 3.9 months’ supply at the current sales pace, up from 3.6 months a year ago.

The national median existing home price for all housing types in March 2019 was $259,400, up 3.8% from March 2018. March’s price increase marks the 85th straight month of year-over-year gains.  The Midwest region existing home median sale price for March 2019 was $200,500, which is up 4.6% from last year.  First-time buyers accounted for 33% of sales in March 2019, up slightly from 32% in February 2019 and 30% a year ago.

The multi-family sector rebounded in 2017 and 2018, with demand approaching the highest level on record. National vacancy rates were 5.9% at the end of March 2019, while our market areas reflected the following vacancy levels: Springfield at 5.7%, St. Louis at 8.9%, Kansas City at 7.0%, Minneapolis at 4.4%, Tulsa at 9.3%, Dallas-Fort Worth at 8.0% and Chicago at 6.2%. Rent growth picked up in recent months and demand has increased at a steady rate supported by the strong economy.  Vacancy rates have increased in Tulsa, St. Louis and Dallas due to an increased number of units coming on-line. Developers continue to favor more expensive submarkets.  Transaction volume has slowed, but pricing has remained on an upward trajectory.  Cap rates are still at low levels. A continued increase in the homeownership rate is the largest risk to the apartment sector.  Despite the decline in affordability and rigid mortgage origination standards, about two-thirds of consumers still believe now is a good time to buy a home, according to a recent University of Michigan consumer survey. The homeownership rate has risen by more than a percentage point since 2016, to 64.2% in March 2019.  All of the Company’s market areas within the multi-family sector are in expansion phase with the exception of Denver and Atlanta, which are both currently in a hyper-supply phase.

Nationally, approximately 45% of the suburban office markets are in an expansion market cycle -- characterized by decreasing vacancy rates, moderate/high new construction, high absorption, moderate/high employment growth and medium/high rental rate growth.  Signs of late-cycle conditions are currently spreading. Both central business district and suburban markets are being categorized as either in recession or in hyper-supply by about one in 10 market respondents. So while most markets are in recovery or expansion, they tilt toward risk in the coming years. The Company’s larger market areas in the suburban office expansion market cycle include Minneapolis, Dallas-Ft. Worth, and St. Louis.  Tulsa, Okla. and Kansas City are currently in the recovery/expansion market cycle -- typified by decreasing vacancy rates, low new construction, moderate absorption, low/moderate employment growth and negative/low rental rate growth. Chicago is currently in a recession market cycle typified by increasing vacancies, low absorption and low new construction while Denver is in hyper-supply.

Approximately 70% of the retail sector is in the expansion phase of the market cycle, with another 20% in recovery mode and the remaining 10% in hyper-supply or recession.  The Company’s larger market areas included in the retail expansion market segment are Chicago, Denver, Minneapolis, Kansas City, Dallas-Ft. Worth, and St. Louis, with Chicago and Minneapolis nearing hyper-supply. The Atlanta and Tulsa markets are each in recovery phase.

The industrial segment, once concentrated in manufacturing, is now epitomized by a dense network of warehousing, distribution, logistics, and R&D/Flex properties which is the conduit of the current global e-commerce revolution.  All of the Company’s larger industrial market areas are categorized as being in the expansion cycle with prospects of continuing good economic growth.  Two market areas, Chicago and Kansas City, are in the latter stages of the expansion cycle.

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

Great Southern's total assets increased $102.0 million, or 2.2%, from $4.68 billion at December 31, 2018, to $4.78 billion at March 31, 2019. Full details of the current period changes in total assets are provided in the “Comparison of Financial Condition at March 31, 2019 and December 31, 2018” section of this Quarterly Report on Form 10-Q.

Loans.  Net outstanding loans increased $61.3 million, or 1.5%, from $3.99 billion at December 31, 2018, to $4.05 billion at March 31, 2019.  Included in the net increase in loans were reductions of $6.5 million in the FDIC-acquired loan portfolios.  Increases primarily occurred in commercial construction loans, commercial real estate loans, one-to four-family residential mortgage loans and other residential (multi-family) loans.  These increases were partially offset by decreases in consumer auto loans.  The increases were primarily due to loan growth in our existing banking center network and our commercial loan production offices.  Excluding FDIC-assisted acquired loans and mortgage loans held for sale, total gross loans decreased $11.4 million from December 31, 2018 to March 31, 2019.  As loan demand is affected by a variety of factors, including general economic conditions, and because of the competition we face and our focus on pricing discipline and credit quality, no assurances can be made regarding our future loan growth.  The Company's strategy continues to be focused on maintaining credit risk and interest rate risk at appropriate levels.

Recent loan growth has occurred in several loan types, primarily commercial construction loans, commercial real estate loans, other residential (multi-family) loans and one- to four-family residential mortgage loans and in most of Great Southern’s primary lending locations, including Springfield, St. Louis, Kansas City, Des Moines and Minneapolis, as well as the loan production offices in Chicago, Dallas, Omaha and Tulsa, and offices added recently in Atlanta and Denver.  Certain minimum underwriting standards and monitoring help assure the Company’s portfolio quality. Great Southern’s loan committee reviews and approves all new loan originations in excess of lender approval authorities.  Generally, the Company considers commercial construction, consumer, and commercial real estate loans to involve a higher degree of risk compared to some other types of loans, such as first mortgage loans on one- to four-family, owner-occupied residential properties.  For commercial real estate, commercial business and construction loans, the credits are subject to an analysis of the borrower’s and guarantor’s financial condition, credit history, verification of liquid assets, collateral, market analysis and repayment ability.  It has been, and continues to be, Great Southern’s practice to verify information from potential borrowers regarding assets, income or payment ability and credit ratings as applicable and as required by the authority approving the loan.  To minimize construction risk, projects are monitored as construction draws are requested by comparison to budget and with progress verified through property inspections.  The geographic and product diversity of collateral, equity requirements and limitations on speculative construction projects help to mitigate overall risk in these loans. Underwriting standards for all loans also include loan-to-value ratio limitations, which vary depending on collateral type, debt service coverage ratios or debt payment to income ratio guidelines, where applicable, credit histories, use of guaranties and other recommended terms relating to equity requirements, amortization, and maturity.  Consumer loans are primarily secured by new and used motor vehicles and these loans are also subject to certain minimum underwriting standards to assure portfolio quality.  While Great Southern’s consumer underwriting and pricing standards have been fairly consistent since 2016, the Company tightened its underwriting guidelines on automobile lending beginning in the latter part of 2016.  Management took this step in an effort to improve credit quality in the portfolio and reduce delinquencies and charge-offs.  The underwriting standards employed by Great Southern for consumer loans include a determination of the applicant's payment history on other debts, credit scores, employment history and an assessment of ability to meet existing obligations and payments on the proposed loan.  In 2019, the Company discontinued indirect auto loan originations.  See “Item 1. Business – Lending Activities – General, – Commercial Real Estate and Construction Lending, and – Consumer Lending” in the Company’s December 31, 2018 Annual Report on Form 10-K.

While our policy allows us to lend up to 95% of the appraised value on one-to four-family residential properties, originations of loans with loan-to-value ratios at that level are minimal.  Private mortgage insurance is typically required for loan amounts above the 80% level.  Few exceptions occur and would be based on analyses which determined minimal transactional risk to be involved.  We consider these lending practices to be consistent with or more conservative than what we believe to be the norm for banks our size.  At each of March 31, 2019 and December 31, 2018, an estimated 0.1% of total owner occupied one- to four-family residential loans had loan-to-value ratios above 100% at origination.  At each of March 31, 2019 and December 31, 2018, an estimated 0.9% of total non-owner occupied one- to four-family residential loans had loan-to-value ratios above 100% at origination.

At March 31, 2019, troubled debt restructurings totaled $5.3 million, or 0.1% of total loans, down $1.6 million from $6.9 million, or 0.2% of total loans, at December 31, 2018.  Concessions granted to borrowers experiencing financial difficulties may include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.  For troubled debt restructurings occurring during the three months ended March 31, 2019, no loans were restructured into multiple new loans.   For troubled debt restructurings occurring during the year ended December 31, 2018, five loans totaling $31,000 were restructured into multiple new loans.  For further information on troubled debt restructurings, see Note 6 of the Notes to Consolidated Financial Statements contained in this report.

Loans that were acquired through FDIC-assisted transactions, which are accounted for in pools, are currently included in the analysis and estimation of the allowance for loan losses.  If expected cash flows to be received on any given pool of loans decreases from previous estimates, then a determination is made as to whether the loan pool should be charged down or the allowance for loan losses should be increased (through a provision for loan losses).  Acquired loans are described in Note 7 of the Notes to Consolidated Financial Statements contained in this report.  For acquired loan pools, the Company may allocate, and at March 31, 2019, has allocated, a portion of its allowance for loan losses related to these loan pools in a manner similar to how it allocates its allowance for loan losses to those loans which are collectively evaluated for impairment.

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

Available-for-sale Securities.  In the three months ended March 31, 2019, available-for-sale securities increased $33.8 million, or 13.8%, from $244.0 million at December 31, 2018, to $277.8 million at March 31, 2019.  The increase was primarily due to the purchase of FNMA and GNMA fixed-rate multi-family mortgage-backed securities, partially offset by calls of municipal securities and normal monthly payments received related to the portfolio of mortgage-backed securities.  The Company used increased deposits to fund this increase in investment securities.

Deposits.  The Company attracts deposit accounts through its retail branch network, correspondent banking and corporate services areas, and brokered deposits. The Company then utilizes these deposit funds, along with FHLBank advances and other borrowings, to meet loan demand or otherwise fund its activities. In the three months ended March 31, 2019, total deposit balances increased $231.1 million, or 6.2%.  Transaction account balances increased $67.6 million to $2.20 billion at March 31, 2019, while retail certificates of deposit increased $89.6 million, to $1.35 billion at March 31, 2019.  The increases in transaction accounts were primarily a result of increases in money market and NOW deposit accounts.  Retail certificates of deposit increased due to an increase in certificates opened through the Company’s internet deposit acquisition channels.  In addition, at March 31, 2019 and December 31, 2018, customer deposits totaling $27.9 million and $27.9 million, respectively, were part of the CDARS program, which allows customers to maintain balances in an insured manner that would otherwise exceed the FDIC deposit insurance limit. Brokered deposits, including CDARS program purchased funds, were $400.8 million at March 31, 2019, an increase of $73.9 million from $326.9 million at December 31, 2018.

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

Federal Home Loan Bank Advances and Short Term Borrowings.  The Company’s Federal Home Loan Bank advances totaled $-0- at both March 31, 2019 and December 31, 2018.  At March 31, 2019, there were no borrowings or overnight advances from the FHLBank.  At December 31, 2018, there were no borrowings from the FHLBank, other than overnight advances, which are included in the short term borrowings category.

Short term borrowings and other interest-bearing liabilities decreased $170.5 million from $192.7 million at December 31, 2018 to $22.2 million at March 31, 2019.  The short term borrowings included overnight FHLBank borrowings of $178.0 million at December 31, 2018. The Company utilizes both overnight borrowings and short-term FHLBank advances depending on relative interest rates.

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

The current level and shape of the interest rate yield curve poses challenges for interest rate risk management. Prior to its increase of 0.25% on December 16, 2015, the FRB had last changed interest rates on December 16, 2008. This was the first rate increase since September 29, 2006.  The FRB has now also implemented rate increases of 0.25% on eight different occasions beginning December 14, 2016, with the Federal Funds rate now at 2.50%.  A substantial portion of Great Southern’s loan portfolio ($1.54 billion at March 31, 2019) is tied to the one-month or three-month LIBOR index and will be subject to adjustment at least once within 90 days after March 31, 2019.  Of these loans, $1.46 billion had interest rate floors.  Great Southern also has a significant portfolio of loans ($242 million at March 31, 2019) tied to a "prime rate" of interest and will adjust immediately with changes to the “prime rate” of interest. But for the interest rate floors, a rate cut by the FRB generally would have an anticipated immediate negative impact on the Company’s net interest income due to the large total balance of loans which generally adjust immediately as the Federal Funds rate adjusts. Loans at their floor rates are, however, subject to the risk that borrowers will seek to refinance elsewhere at the lower market rate.  Because the Federal Funds rate is still generally low, there may also be a negative impact on the Company's net interest income due to the Company's inability to significantly lower its funding costs in the current competitive rate environment, although interest rates on assets may decline further. Conversely, interest rate increases would normally result in increased interest rates on our LIBOR-based and prime-based loans.  As of March 31, 2019, Great Southern's interest rate risk models indicate that, generally, rising interest rates are expected to have a positive impact on the Company's net interest income, while declining interest rates are expected to have a negative impact on net interest income. We model various interest rate scenarios for rising and falling rates, including both parallel and non-parallel shifts in rates. The results of our modeling indicate that net interest income is not likely to be materially affected either positively or negatively in the first twelve months following a rate change, regardless of any changes in interest rates, because our portfolios are relatively well matched in a twelve-month horizon. The effects of interest rate changes, if any, on net interest income are expected to be greater in the 12 to 36 months following a rate change.  For further discussion of the processes used to manage our exposure to interest rate risk, see “Item 3.  Quantitative and Qualitative Disclosures About Market Risk – How We Measure the Risks to Us Associated with Interest Rate Changes.”

Non-Interest Income and Non-Interest (Operating) Expenses.  The Company's profitability is also affected by the level of its non-interest income and operating expenses. Non-interest income consists primarily of service charges and ATM fees, late charges and prepayment fees on loans, gains on sales of loans and available-for-sale investments and other general operating income.  Non-interest income may also be affected by the Company's interest rate derivative activities, if the Company chooses to implement derivatives.  See Note 16 “Derivatives and Hedging Activities” in the Notes to Consolidated Financial Statements included in this report.

Operating expenses consist primarily of salaries and employee benefits, occupancy-related expenses, expenses related to foreclosed assets, postage, FDIC deposit insurance, advertising and public relations, telephone, professional fees, office expenses and other general operating expenses.  Details of the current period changes in non-interest income and non-interest expense are provided in the “Results of Operations and Comparison for the Three Months Ended March 31, 2019 and 20187” section of this report.

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

Certain aspects of the Dodd-Frank Act have been affected by the EGRRCP Act, as defined and discussed below under “-EGRRCP Act.”

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

Effective January 1, 2015, these rules also revised the prompt corrective action framework, which is designed to place restrictions on insured depository institutions if their capital levels show signs of weakness. Under the prompt corrective action requirements, insured depository institutions are required to meet the following in order to qualify as “well capitalized:” (i) a common equity Tier 1 risk-based capital ratio of at least 6.5%, (ii) a Tier 1 risk-based capital ratio of at least 8%, (iii) a total risk-based capital ratio of at least 10% and (iv) a Tier 1 leverage ratio of 5%, and must not be subject to an order, agreement or directive mandating a specific capital level.

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

Business Initiatives

During the first quarter of 2019, the Company upgraded its online account opening platform to provide a faster and easier customer experience. The online platform, available on GreatSouthernBank.com, allows customers within and beyond the Company’s geographic footprint to conveniently open certain depository accounts.

As part of the Company’s ongoing performance evaluation, the Company determined that it would cease operating its indirect automobile financing unit, effective March 31, 2019. Market forces, including strong rate competition for well-qualified borrowers, made indirect lending through automobile dealerships a significant challenge to efficient and profitable operations over the long term. Indirect loan balances have significantly declined in the last two years since tightened underwriting guidelines were implemented in the latter part of 2016, in response to more challenging consumer credit conditions. The Company will continue servicing indirect automobile loans made before March 31, 2019, until each loan agreement is satisfied. The portfolio of indirect loans totaled approximately $180 million at March 31, 2019.  The Company continues to offer direct consumer loans as normal through its extensive banking center network.

The Company’s retail banking center network continues to evolve. In April 2019, the Company consolidated its Fayetteville, Ark., location into its Rogers, Ark., banking center, approximately 20 miles away. The Fayetteville office opened in 2014 and did not meet performance expectations. The Company now operates one banking center in Arkansas.

Comparison of Financial Condition at March 31, 2019 and December 31, 2018

During the three months ended March 31, 2019, the Company’s total assets increased by $102.0 million to $4.78 billion.  The increase was primarily attributable to an increase in loans receivable and available-for-sale investment securities.

Cash and cash equivalents were $206.1 million at March 31, 2019, an increase of $3.4 million, or 1.7%, from $202.7 million at December 31, 2018.

The Company's available-for-sale securities increased $33.8 million, or 13.8%, compared to December 31, 2018.  The increase was primarily due to the purchase of FNMA and GNMA fixed-rate multi-family mortgage-backed securities, partially offset by calls of municipal securities and normal monthly payments received related to the portfolio of mortgage-backed securities.  The available-for-sale securities portfolio was 5.8% and 5.2% of total assets at March 31, 2019 and December 31, 2018, respectively.

Net loans increased $61.3 million from December 31, 2018, to $4.05 billion at March 31, 2019.  Excluding FDIC-assisted acquired loans and mortgage loans held for sale, total gross loans (including the undisbursed portion of loans) decreased $11.4 million, or 0.2%, from December 31, 2018 to March 31, 2019. Increases in outstanding loan totals primarily occurred in commercial construction loans, commercial real estate loans, other residential (multi-family) loans and one- to four-family residential mortgage loans.  Partially offsetting the increases in these loans were reductions of $24 million in consumer auto loans and $7 million in the FDIC-acquired loan portfolios.

Other real estate owned and repossessions were $8.8 million at March 31, 2019, an increase of $332,000, or 3.9%, from $8.4 million at December 31, 2018.  Activity in other real estate owned and repossessions during the period is discussed in more detail in the Non-performing Assets section below.

Premises and equipment totaled $141.8 million at March 31, 2019, an increase of $9.4 million, or 7.0%, from $132.4 million at December 31, 2018.  This increase is primarily related to the recording of a right-of-use asset for leased premises and assets under the new lease accounting standard adopted January 1, 2019.  The right-of-use asset totaled $9.3 million at March 31, 2019.

Total liabilities increased $90.4 million, from $4.14 billion at December 31, 2018 to $4.23 billion at March 31, 2019.  The increase was primarily attributable to an increase in deposits and securities sold under reverse repurchase agreements with customers, partially offset by a decrease in short-term borrowings.

Total deposits increased $231.1 million, or 6.2%, to $3.96 billion at March 31, 2019.  Transaction account balances increased $67.6 million to $2.20 billion at March 31, 2019, while retail certificates of deposit increased $89.6 million compared to December 31, 2018, to $1.35 billion at March 31, 2019.  The increase in transaction accounts was primarily a result of increases in money market and NOW deposit accounts.  Retail certificates of deposit increased due to an increase in certificates opened through the Company’s internet deposit acquisition channels.  In addition, at March 31, 2019 and December 31, 2018, customer deposits totaling $27.9 million and $27.9 million, respectively, were part of the CDARS program, which allows customers to maintain balances in an insured manner that would otherwise exceed the FDIC deposit insurance limit. Brokered deposits, including CDARS program purchased funds, were $400.8 million at March 31, 2019, an increase of $73.9 million from $326.9 million at December 31, 2018.

The Company’s FHLBank advances totaled $-0- at both March 31, 2019 and December 31, 2018.  At March 31, 2019, there were no borrowings or overnight advances from the FHLBank.  At December 31, 2018, there were no borrowings from the FHLBank, other than overnight advances, which are included in the short term borrowings category.

Short term borrowings and other interest-bearing liabilities decreased $170.5 million from $192.7 million at December 31, 2018 to $22.2 million at March 31, 2019.  Short term borrowings at December 31, 2018, included overnight FHLBank borrowings of $178.0 million. The Company utilizes both overnight borrowings and short-term FHLBank advances depending on relative interest rates.

Securities sold under reverse repurchase agreements with customers increased $13.3 million from $105.3 million at December 31, 2018 to $118.6 million at March 31, 2019.  These balances fluctuate over time based on customer demand for this product.

Total stockholders' equity increased $11.6 million from $532.0 million at December 31, 2018 to $543.6 million at March 31, 2019.  The Company recorded net income of $17.6 million for the three months ended March 31, 2019, and dividends declared on common stock were $15.1 million.  Accumulated other comprehensive income increased $8.8 million due to increases in the fair value of available-for-sale investment securities and the fair value of cash flow hedges.  In addition, total stockholders’ equity increased $1.3 million due to stock option exercises. These increases were partially offset by repurchases of the Company’s common stock totaling $849,000.

Results of Operations and Comparison for the Three Months Ended March 31, 2019 and 2018

General

Net income was $17.6 million for the three months ended March 31, 2019 compared to $13.5 million for the three months ended March 31, 2018.  This increase of $4.1 million, or 30.8%, was primarily due to an increase in net interest income of $5.2 million, or 13.1%, and an increase in non-interest income of $515,000, or 7.4%, partially offset by an increase in income tax expense of $1.4 million, or 51.2%, and an increase in non-interest expense of $183,000, or 0.6%.

Total Interest Income

Total interest income increased $10.5 million, or 22.3%, during the three months ended March 31, 2019 compared to the three months ended March 31, 2018.  The increase was due to a $9.4 million increase in interest income on loans and a $1.1 million increase in interest income on investments and other interest-earning assets.  Interest income on loans increased for the three months ended March 31, 2019 compared to the same period in 2018, due to higher average rates of interest on loans and higher average balances.  Interest income from investment securities and other interest-earning assets increased during the three months ended March 31, 2019 compared to the same period in 2018 due to higher average rates of interest and higher average balances of investment securities.

Interest Income – Loans

During the three months ended March 31, 2019 compared to the three months ended March 31, 2018, interest income on loans increased $5.7 million as a result of higher average interest rates on loans.  The average yield on loans increased from 4.84% during the three months ended March 31, 2018, to 5.42% during the three months ended March 31, 2019.  This increase was primarily due to increased yields in most loan categories as a result of increased LIBOR and Federal Funds interest rates.  Interest income on loans increased $3.7 million as the result of higher average loan balances, which increased from $3.78 billion during the three months ended March 31, 2018, to $4.08 billion during the three months ended March 31, 2019.  The higher average balances were primarily due to organic loan growth in commercial construction loans, commercial real estate loans and other residential (multi-family) loans, partially offset by decreases in consumer loans.

On an on-going basis, the Company estimates the cash flows expected to be collected from the acquired loan pools. For each of the loan portfolios acquired, the cash flow estimates have increased, based on the payment histories and the collection of certain loans, thereby reducing loss expectations of certain loan pools, resulting in adjustments to be spread on a level-yield basis over the remaining expected lives of the loan pools.  For the three months ended March 31, 2019 and 2018, the adjustments increased interest income by $1.5 million and $1.2 million, respectively.

As of March 31, 2019, the remaining accretable yield adjustment that will affect interest income is $2.8 million.  Of the remaining adjustments affecting interest income, we expect to recognize $1.7 million of interest income during the remainder of 2019.  Additional adjustments may be recorded in future periods from the FDIC-assisted transactions, as the Company continues to estimate expected cash flows from the acquired loan pools. Apart from the yield accretion, the average yield on loans was 5.27% during the three months ended March 31, 2019, compared to 4.72% during the three months ended March 31, 2018, as a result of higher current market rates on adjustable rate loans and new loans originated during the year.

In October 2018, the Company entered into an interest rate swap transaction as part of its ongoing interest rate management strategies to hedge the risk of its floating rate loans.  The notional amount of the swap is $400 million with a termination date in October 2025.  Under the terms of the swap, the Company receives a fixed rate of interest of 3.018% and pays a floating rate of interest equal to one-month USD-LIBOR.  The floating rate resets monthly and net settlements of interest due to/from the counterparty also occur monthly.  To the extent that the fixed rate continues to exceed one-month USD-LIBOR, the Company will receive net interest settlements, which will be recorded as loan interest income.  If one-month USD-LIBOR exceeds the fixed rate of interest in future periods, the Company will be required to pay net settlements to the counterparty and will record those net payments as a reduction of interest income on loans.  The Company recorded loan interest income related to this swap transaction of $513,000 in the three months ended March 31, 2019.

Interest Income – Investments and Other Interest-earning Assets

Interest income on investments increased in the three months ended March 31, 2019 compared to the three months ended March 31, 2018.  Interest income increased $716,000 as a result of an increase in average balances from $187.0 million during the three months ended March 31, 2019, to $278.5 million during the three months ended March 31, 2019.  Average balances of securities increased primarily due to purchases of agency multi-family mortgage-backed securities which have a fixed rate of interest with expected lives of six to ten years.  These purchased securities fit with the Company’s current asset/liability management strategies. Interest income increased $226,000 due to an increase in average interest rates from 2.84% during the three months ended March 31, 2018, to 3.28% during the three months ended March 31, 2019, primarily due to higher market rates of interest on investment securities and a decrease in the volume of prepayments on mortgage-backed securities.

Interest income on other interest-earning assets increased in the three months ended March 31, 2019 compared to the three months ended March 31, 2018.  Interest income increased $161,000 due to an increase in average interest rates from 1.67% during the three months ended March 31, 2018, to 2.37% during the three months ended March 31, 2019, primarily due to higher market rates of interest on other interest-bearing deposits in financial institutions.  Partially offsetting that increase, interest income decreased $18,000 as a result of a decrease in average balances from $99.1 million during the three months ended March 31, 2019, to $94.4 million during the three months ended March 31, 2018.

Total Interest Expense

Total interest expense increased $5.3 million, or 71.3%, during the three months ended March 31, 2019, when compared with the three months ended March 31, 2018, due to an increase in interest expense on deposits of $4.9 million, or 87.5%, an increase in interest expense on short-term borrowing and repurchase agreements of $894,000, or 3,192.9%, an increase in interest expense on subordinated debentures issued to capital trust of $65,000, or 32.2%, and an increase in interest expense on subordinated notes of $69,000, or 6.7%, partially offset by a decrease in interest expense on FHLBank advances of $605,000, or 100.0%.

Interest Expense – Deposits

Interest expense on demand deposits increased $525,000 due to average rates of interest that increased from 0.34% in the three months ended March 31, 2018 to 0.49% in the three months ended March 31, 2019.  Partially offsetting that increase, interest expense on demand deposits decreased $72,000, due to a decrease in average balances from $1.56 billion during the three months ended March 31, 2018 to $1.47 billion during the three months ended March 31, 2019.

Interest expense on time deposits increased $3.1 million as a result of an increase in average rates of interest from 1.30% during the three months ended March 31, 2018, to 2.11% during the three months ended March 31, 2019.  Interest expense on time deposits increased $1.3 million due to an increase in average balances of time deposits from $1.33 billion during the three months ended March 31, 2018, to $1.67 billion during the three months ended March 31, 2019.  A large portion of the Company’s certificate of deposit portfolio matures within six to eighteen months and therefore reprices fairly quickly; this is consistent with the portfolio over the past several years.  Older certificates of deposit that renewed or were replaced with new deposits generally resulted in the Company paying a higher rate of interest due to market interest rate increases during 2018 and 2019.  The increase in average balances of time deposits was a result of increases in both retail customer time deposits and in brokered deposits added through the CDARS program purchased funds.

Interest Expense – FHLBank Advances, Short-term Borrowings and Repurchase Agreements, Subordinated Debentures Issued to Capital Trusts and Subordinated Notes

During the three months ended March 31, 2019 compared to the three months ended March 31, 2018, interest expense on FHLBank advances decreased $605,000 due to a decrease in average balances from $145.5 million during the three months ended March 31, 2018 to $-0- during the three months ended March 31, 2019.  This decrease was primarily due to an overall decrease in term borrowings from the FHLBank.  Instead, the Company utilized overnight borrowings from the FHLBank, primarily due to slightly lower rates compared to term borrowings.  These overnight FHLBank borrowings are included in short-term borrowings and repurchase agreements.

Interest expense on short-term borrowings and repurchase agreements increased $787,000 due to an increase in average rates from 0.11% in the three months ended March 31, 2018 to 1.45% in the three months ended March 31, 2019.  The increase was due to an increase in market interest rates during the period and the higher interest rate charged on overnight FHLBank borrowings as compared to customer repurchase agreements.  Interest expense on short-term borrowings and repurchase agreements increased $107,000 due to an increase in average balances from $99.5 million during the three months ended March 31, 2018 to $258.2 million during the three months ended March 31, 2019, which was primarily due to changes in the Company’s funding needs and the mix of funding, which can fluctuate.  In the three months ended March 31, 2019, more overnight FHLBank borrowings were utilized.

During the three months ended March 31, 2019, compared to the three months ended March 31, 2018, interest expense on subordinated debentures issued to capital trusts increased $65,000 due to higher average interest rates.  The average interest rate was 3.18% in the three months ended March 31, 2018 compared to 4.20% in the three months ended March 31, 2019.  The subordinated debentures are variable-rate debentures which bear interest at an average rate of three-month LIBOR plus 1.60%, adjusting quarterly, which was 4.34% at March 31, 2019.  There was no change in the average balance of the subordinated debentures between the 2019 and the 2018 periods.

In August 2016, the Company issued $75 million of 5.25% fixed-to-floating rate subordinated notes due August 15, 2026.  The notes were sold at par, resulting in net proceeds, after underwriting discounts and commissions and other issuance costs, of approximately $73.5 million.  Interest expense on the subordinated notes for the three months ended March 31, 2019 increased $66,000 due to deferred issuance cost amortization.

Net Interest Income

Net interest income for the three months ended March 31, 2019 increased $5.2 million to $44.6 million compared to $39.4 million for the three months ended March 31, 2018.  Net interest margin was 4.06% in the three months ended March 31, 2019, compared to 3.93% in the three months ended March 31, 2018, an increase of 13 basis points, or 3.3%.  In both three month periods, the Company’s net interest income and margin were positively impacted by the increases in expected cash flows from the FDIC-acquired loan pools and the resulting increase to accretable yield, which were previously discussed in Note 7 of the Notes to Consolidated Financial Statements.  The positive impact of these changes in the three months ended March 31, 2019 and 2018 were increases in interest income of $1.5 million and $1.2 million, respectively, and increases in net interest margin of 13 basis points and 12 basis points, respectively.  Excluding the positive impact of the additional yield accretion, net interest margin increased 12 basis points when compared to the year-ago three month period.  The increase was primarily due to increased yields in most loan categories and higher overall yields on investments and interest-earning deposits at the Federal Reserve Bank, partially offset by an increase in the average interest rate on deposits and borrowings.

The Company's overall average interest rate spread increased one basis point, or 0.3%, from 3.74% during the three months ended March 31, 2018 to 3.75% during the three months ended March 31, 2019.  The increase was due to a 55 basis point increase in the weighted average yield on interest-earning assets, partially offset by a 54 basis point increase in the weighted average rate paid on interest-bearing liabilities. In comparing the two periods, the yield on loans increased 58 basis points, the yield on investment securities increased 44 basis points and the yield on other interest-earning assets increased 70 basis points. The rate paid on deposits increased 57 basis points, the rate paid on short-term borrowings and repurchase agreements increased 134 basis points, the rate paid on subordinated debentures issued to capital trusts increased 102 basis points, the rate paid on subordinated notes increased 36 basis points and the rate paid on FHLBank advances decreased 169 basis points.

For additional information on net interest income components, refer to the "Average Balances, Interest Rates and Yields" tables in this Quarterly Report on Form 10-Q.

Provision for Loan Losses and Allowance for Loan Losses

Management records a provision for loan losses in an amount it believes is sufficient to result in an allowance for loan losses that will cover current net charge-offs as well as risks believed to be inherent in the loan portfolio of the Bank. The amount of provision charged against current income is based on several factors, including, but not limited to, past loss experience, current portfolio mix, actual and potential losses identified in the loan portfolio, economic conditions, and internal as well as external reviews.  The levels of non-performing assets, potential problem loans, loan loss provisions and net charge-offs fluctuate from period to period and are difficult to predict.

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

The provision for loan losses for the three months ended March 31, 2019, was unchanged at $2.0 million compared with $2.0 million for the three months ended March 31, 2018.  At March 31, 2019 and December 31, 2018, the allowance for loan losses was $38.7 million and $38.4 million, respectively.  Total net charge-offs were $1.7 million and $2.1 million for the three months ended March 31, 2019 and 2018, respectively.  During the three months ended March 31, 2019, $934,000 of the $1.7 million of net charge-offs were in the consumer auto category.  In addition, one commercial loan relationship amounted to $371,000 of the total charge-offs during the 2019 first three months.  In response to a more challenging consumer credit environment, the Company tightened its underwriting guidelines on automobile lending in the latter part of 2016.  Management took this step in an effort to improve credit quality in the portfolio and lower delinquencies and charge-offs.  This action also resulted in a lower level of origination volume and, as such, the outstanding balance of the Company's automobile loans continued to decline in the three months ended March 31, 2019.  We expect to see more rapid reductions in the automobile loan outstanding balance as we determined in February 2019 to cease providing indirect lending services to automobile dealerships.  At March 31, 2019, indirect automobile loans totaled approximately $184 million.  We expect this total balance will be largely paid off in the next two to four years.  General market conditions and unique circumstances related to individual borrowers and projects contributed to the level of provisions and charge-offs.  As assets were categorized as potential problem loans, non-performing loans or foreclosed assets, evaluations were made of the values of these assets with corresponding charge-offs as appropriate.

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

The Bank’s allowance for loan losses as a percentage of total loans, excluding FDIC-acquired loans, was 0.97% and 0.98% at March 31, 2019 and December 31, 2018, respectively.  Management considers the allowance for loan losses adequate to cover losses inherent in the Bank’s loan portfolio at March 31, 2019, based on recent reviews of the Bank’s loan portfolio and current economic conditions. If economic conditions were to deteriorate or management’s assessment of the loan portfolio were to change, it is possible that additional loan loss provisions would be required, thereby adversely affecting future results of operations and financial condition.

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

As a result of changes in balances and composition of the loan portfolio, changes in economic and market conditions and other factors specific to a borrower’s circumstances, the level of non-performing assets will fluctuate.

Non-performing assets, excluding all FDIC-assisted acquired assets, at March 31, 2019 were $10.3 million, a decrease of $1.5 million from $11.8 million at December 31, 2018.  Non-performing assets, excluding all FDIC-assisted acquired assets, as a percentage of total assets were 0.22% at March 31, 2019, compared to 0.25% at December 31, 2018.

Compared to December 31, 2018, non-performing loans decreased $1.7 million to $4.6 million at March 31, 2019, and foreclosed assets increased $214,000 to $5.7 million at March 31, 2019.  Non-performing commercial business loans comprised $1.4 million, or 30.3%, of the total $4.6 million of non-performing loans at March 31, 2019, a decrease of $32,000 from December 31, 2018.  Non-performing consumer loans comprised $1.3 million, or 27.0%, of the total non-performing loans at March 31, 2019, a decrease of $562,000 from December 31, 2018.  Non-performing one- to four-family residential loans comprised $1.1 million, or 24.0%, of the total non-performing loans at March 31, 2019, a decrease of $1.6 million from December 31, 2018.  The decrease in this category was primarily due to the transfer to foreclosed assets and related charge-downs of one relationship consisting of multiple properties previously in this category of non-performing loans.  Non-performing commercial real estate loans comprised $847,000, or 18.2%, of the total non-performing loans at March 31, 2019, an increase of $513,000 from December 31, 2018.  Non-performing construction and land development loans comprised $18,000, or 0.4%, of the total non-performing loans at March 31, 2019, a decrease of $31,000 from December 31, 2018.

Non-performing Loans.  Activity in the non-performing loans category during the three months ended March 31, 2019 was as follows:

	Beginning Balance, January 1	Additions to Non- Performing	Removed from Non- Performing	Transfers to Potential Problem Loans	Transfers to Foreclosed Assets and Repossessions	Charge- Offs	Payments	Ending Balance, March 31
	(In Thousands)
One- to four-family construction	$—	$—	$—	$—	$—	$—	$—	$—
Subdivision construction	—	—	—	—	—	—	—	—
Land development	49	—	—	—	—	(31)	—	18
Commercial construction	—	—	—	—	—	—	—	—
One- to four-family residential	2,664	334	—	—	(1,250)	(454)	(181)	1,113
Other residential	—	—	—	—	—	—	—	—
Commercial real estate	334	621	—	—	—	—	(108)	847
Commercial business	1,437	50	—	—	—	(24)	(58)	1,405
Consumer	1,816	604	—	(84)	(117)	(705)	(260)	1,254

Total	$6,300	$1,609	$—	$(84)	$(1,367)	$(1,214)	$(607)	$4,637

At March 31, 2019, the non-performing commercial business category included six loans, one of which was added during the current quarter.  The largest relationship in this category, which was added during 2018, totaled $1.1 million, or 78.7% of the total category.  This relationship is collateralized by an assignment of an interest in a real estate project.  The non-performing one- to four-family residential category included 17 loans, three of which were added during the current quarter.  One relationship in this category, which included nine loans which were collateralized by residential rental homes in the Springfield, Mo. area, was charged down $371,000 during the current quarter and the remaining balance of $793,000 was transferred to foreclosed assets. The non-performing consumer category included 129 loans, 39 of which were added during the current quarter, and the majority of which are indirect used automobile loans.

Potential Problem Loans.  Compared to December 31, 2018, potential problem loans increased $1.8 million, or 54.7%, to $5.1 million.  This increase was due to the addition of $2.0 million of loans to potential problem loans, partially offset by $154,000 in payments and $69,000 in loans transferred to non-performing loans. Potential problem loans are loans which management has identified through routine internal review procedures as having possible credit problems that may cause the borrowers difficulty in complying with the current repayment terms.  These loans are not reflected in non-performing assets, but are considered in determining the adequacy of the allowance for loan losses.

Activity in the potential problem loans category during the three months ended March 31, 2019, was as follows:

	Beginning Balance, January 1	Additions to Potential Problem	Removed from Potential Problem	Transfers to Non- Performing	Transfers to Foreclosed Assets and Repossessions	Charge- Offs	Payments	Ending Balance, March 31
	(In Thousands)
One- to four-family construction	$—	$—	$—	$—	$—	$—	$—	$—
Subdivision construction	—	—	—	—	—	—	—	—
Land development	—	—	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—	—	—
One- to four-family residential	1,044	—	—	(67)	—	—	(128)	849
Other residential	—	—	—	—	—	—	—	—
Commercial real estate	2,053	1,931	—	—	—	—	(12)	3,972
Commercial business	—	—	—	—	—	—	—	—
Consumer	206	98	—	(2)	—	—	(14)	288

Total	$3,303	$2,029	$—	$(69)	$—	$—	$(154)	$5,109

At March 31, 2019, the commercial real estate category of potential problem loans included three loans, one of which was added during the current quarter.  The largest relationship in the category (added during the current quarter), which totaled $1.9 million, or 48.6% of the total category, is collateralized by a commercial retail building.  Payments became past due during the three months ended March 31, 2019, but were current in April 2019.  The second largest relationship in this category, which totaled $1.9 million, or 48.3% of the total category, is collateralized by a mixed use commercial retail building.  The one- to four-family residential category of potential problem loans included 16 loans, all of which were added in prior periods. The consumer category of potential problem loans included 29 loans, 12 of which were added during the current quarter.

Other Real Estate Owned and Repossessions.  Of the total $8.8 million of other real estate owned and repossessions at March 31, 2019, $1.6 million represents the fair value of foreclosed and repossessed assets related to loans acquired in FDIC-assisted transactions and $1.5 million represents properties which were not acquired through foreclosure. The foreclosed and other assets acquired in the FDIC-assisted transactions and the properties not acquired through foreclosure are not included in the following table and discussion of other real estate owned and repossessions.

Activity in other real estate owned and repossessions during the three months ended March 31, 2019, was as follows:

	Beginning Balance, January 1	Additions	Sales	Capitalized Costs	Write- Downs	Ending Balance, March 31
	(In Thousands)
One- to four-family construction	$—	$—	$—	$—	$—	$—
Subdivision construction	1,092	—	(68)	—	(53)	971
Land development	3,191	—	—	—	(150)	3,041
Commercial construction	—	—	—	—	—	—
One- to four-family residential	269	1,286	(570)	—	—	985
Other residential	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—
Consumer	928	1,181	(1,412)	—	—	697

Total	$5,480	$2,467	$(2,050)	$—	$(203)	$5,694

At March 31, 2019, the land development category of foreclosed assets included seven properties, the largest of which was located in the Branson, Mo. area and had a balance of $913,000, or 30.0% of the total category.  Of the total dollar amount in the land development category of foreclosed assets, 65.1% was located in the Branson, Mo. area, including the largest property previously mentioned.  The subdivision construction category of foreclosed assets included six properties, the largest of which was located in the Branson, Mo. area and had a balance of $350,000, or 36.0% of the total category.  Of the total dollar amount in the subdivision construction category of foreclosed assets, 65.1% is located in Branson, Mo., including the largest property previously mentioned.  The one- to four-family category of foreclosed assets included 14 properties.  Thirteen properties were added in the three months ended March 31, 2019, with 10 of those being related to each other and remaining at March 31, 2019.  The largest relationship in this category, this newly added relationship, consisted of 10 properties in the Springfield, Mo., area and had a balance of $675,000, or 65.8% of the total category.  The amount of additions and sales under consumer loans are due to a higher volume of repossessions of automobiles, which generally are subject to a shorter repossession process.  The Company experienced increased levels of delinquencies and repossessions in indirect and used automobile loans throughout 2016 and 2017.  The level of delinquencies and repossessions in indirect and used automobile loans decreased in 2018 and to date in 2019.

Non-interest Income

For the three months ended March 31, 2019, non-interest income increased $515,000 to $7.5 million when compared to the three months ended March 31, 2018, primarily as a result of the following items:

Other income:  Other income increased $1.0 million compared to the prior year period.  This increase was primarily due to gains totaling $677,000 from the sale of, or recovery of, receivables and assets that were acquired several years ago in FDIC-assisted transactions.  In addition, the Company recognized approximately $293,000 more in income from new debit card contracts than was recognized in the prior year period.

Service charges and ATM fees:  Service charges and ATM fees decreased $286,000 compared to the prior year period.  This decrease was primarily due to a decrease in overdraft and insufficient funds fees on customer accounts.

Net gains on loan sales:  Net gains on loan sales decreased $214,000 compared to the prior year period.  The decrease was due to a decrease in originations of fixed-rate loans during the 2019 period compared to the 2018 period.  Fixed rate single-family mortgage loans originated are generally subsequently sold in the secondary market. In 2019, the Company has originated more hybrid ARM single-family mortgage loans, which have been retained in the Company’s portfolio.

Non-interest Expense

For the three months ended March 31, 2019, non-interest expense increased $183,000 to $28.5 million when compared to the three months ended March 31, 2018, primarily as a result of the following items:

Salaries and employee benefits:  Salaries and employee benefits increased $1.0 million from the prior year period.  The increase was due to staffing additions in the new loan production offices opened in Atlanta and Denver in late 2018, and due to annual employee compensation increases.

Expense on other real estate and repossessions:  Expense on other real estate and repossessions decreased $521,000 compared to the prior year period primarily due to higher valuation write-downs of certain foreclosed assets during the prior year period and higher levels of expense related to consumer repossessions in the prior year period.  During the 2018 period, valuation write-downs of certain foreclosed assets totaled approximately $617,000, while valuation write-downs in the 2019 period totaled approximately $247,000.

Partnership tax credit investment amortization:  Partnership tax credit expense decreased $211,000 in the three months ended March 31, 2019 compared to the prior year period.  The Company periodically invests in certain tax credits and amortizes those investments over the period that the tax credits are used.  The tax credit period for certain of these credits ended in 2018; therefore, the final amortization of the investment in those credits also ended in 2018.

The Company’s efficiency ratio for the three months ended March 31, 2019, was 54.74% compared to 61.05% for the same period in 2018.  The improvement in the ratio in the 2019 three month period was primarily due to an increase in net interest income.  The Company’s ratio of non-interest expense to average assets decreased from 2.59% for the three months ended March 31, 2018, to 2.41% for the three months ended March 31, 2019.  The decrease in the current three month period ratio was due to an increase in average assets in the 2019 period compared to the 2018 period.  Average assets for the three months ended March 31, 2019, increased $354.1 million, or 8.1%, from the three months ended March 31, 2018, primarily due to increases in loans receivable and investment securities.

Provision for Income Taxes

On December 22, 2017, H.R.1, originally known as the Tax Cuts and Jobs Act (the “TJC Act”), was signed into law. Among other things, the TJC Act permanently lowered the corporate federal income tax rate to 21% from the prior maximum rate of 35%, effective for tax years including or commencing January 1, 2018.  The Company currently expects its effective tax rate (combined federal and state) to be approximately 17.5% to 19.0% in future years, mainly as a result of the TJC Act.

For the three months ended March 31, 2019 and 2018, the Company's effective tax rate was 18.5% and 16.4%, respectively.  These effective rates were lower than the statutory federal tax rates of 21%, due primarily to the utilization of certain investment tax credits and to tax-exempt investments and tax-exempt loans which reduced the Company’s effective tax rate.  The Company’s effective tax rate may fluctuate in future periods as it is impacted by the level and timing of the Company’s utilization of tax credits and the level of tax-exempt investments and loans and the overall level of pre-tax income.  The Company's effective income tax rate is currently expected to continue to be less than the statutory rate due primarily to the factors noted above.

Average Balances, Interest Rates and Yields

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. Average balances of loans receivable include the average balances of non-accrual loans for each period. Interest income on loans includes interest received on non-accrual loans on a cash basis.  Interest income on loans includes the amortization of net loan fees which were deferred in accordance with accounting standards.  Net fees included in interest income were $1.0 million and $813,000 for the three months ended March 31, 2019 and 2018, respectively.  Tax-exempt income was not calculated on a tax equivalent basis. The table does not reflect any effect of income taxes.

	March 31, 2019(2)	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable:
One- to four-family residential	4.26%	$497,129	$6,388	5.21%	$431,121	$5,183	4.88%
Other residential	5.15	811,084	10,990	5.50	738,722	8,839	4.85
Commercial real estate	4.97	1,387,423	17,696	5.17	1,245,462	14,358	4.68
Construction	5.49	667,625	10,173	6.18	518,976	6,488	5.07
Commercial business	5.26	264,179	3,392	5.21	284,736	3,343	4.76
Other loans	5.99	436,979	5,704	5.29	541,449	6,597	4.94
Industrial revenue bonds(1)	4.92	15,205	213	5.68	23,715	357	6.11

Total loans receivable	5.23	4,079,624	54,556	5.42	3,784,181	45,165	4.84

Investment securities(1)	3.41	278,536	2,251	3.28	187,007	1,309	2.84
Other interest-earning assets	2.49	94,374	551	2.37	99,080	408	1.67

Total interest-earning assets	5.04	4,452,534	57,358	5.22	4,070,268	46,882	4.67
Non-interest-earning assets:
Cash and cash equivalents		90,804			102,368
Other non-earning assets		180,876			197,441
Total assets		$4,724,214			$4,370,077

Interest-bearing liabilities:
Interest-bearing demand and savings	0.50	$1,472,959	1,763	0.49	$1,564,610	1,310	0.34
Time deposits	2.18	1,672,677	8,707	2.11	1,331,474	4,274	1.30
Total deposits	1.40	3,145,636	10,470	1.35	2,896,084	5,584	0.78
Short-term borrowings, repurchase agreements and other interest-bearing liabilities	0.37	258,183	922	1.45	99,489	28	0.11
Subordinated debentures issued to capital trusts	4.34	25,774	267	4.20	25,774	202	3.18
Subordinated notes	5.92	73,900	1,094	6.00	73,713	1,025	5.64
FHLBank advances	—	—	—	—	145,517	605	1.69

Total interest-bearing liabilities	1.47	3,503,493	12,753	1.47	3,240,577	7,444	0.93
Non-interest-bearing liabilities:
Demand deposits		658,409			630,530
Other liabilities		25,467			18,820
Total liabilities		4,187,369			3,889,927
Stockholders’ equity		536,845			480,150
Total liabilities and stockholders’ equity		$4,724,214			$4,370,077

Net interest income:
Interest rate spread	3.57%		$44,605	3.75%		$39,438	3.74%
Net interest margin*				4.06%			3.93%
Average interest-earning assets to average interest-bearing liabilities		127.1%			125.6%

_______________________
*	Defined as the Company’s net interest income divided by total average interest-earning assets.
(1)
Of the total average balances of investment securities, average tax-exempt investment securities were $47.9 million and $55.6 million for the three months ended March 31, 2019 and 2018, respectively. In addition, average tax-exempt loans and industrial revenue bonds were $21.7 million and $27.1 million for the three months ended March 31, 2019 and 2018, respectively. Interest income on tax-exempt assets included in this table was $636,000 and $873,000 for the three months ended March 31, 2019 and 2018, respectively. Interest income net of disallowed interest expense related to tax-exempt assets was $575,000 and $830,000 for the three months ended March 31, 2019 and 2018, respectively.

(2)
The yield on loans at March 31, 2019 does not include the impact of the accretable yield (income) on loans acquired in the FDIC-assisted transactions.  See “Net Interest Income” for a discussion of the effect on results of operations for the three months ended March 31, 2019.

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

	Three Months Ended March 31,
	2019 vs. 2018
	Increase
	(Decrease)		Total
	Due to		Increase
	Rate	Volume	(Decrease)
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable	$5,698	$3,693	$9,391
Investment securities	226	716	942
Other interest-earning assets	161	(18)	143
Total interest-earning assets	6,085	4,391	10,476
Interest-bearing liabilities:
Demand deposits	525	(72)	453
Time deposits	3,139	1,294	4,433
Total deposits	3,664	1,222	4,886
Short-term borrowings	787	107	894
Subordinated debentures issued to capital trust	65	—	65
Subordinated notes	66	3	69
FHLBank advances	—	(605)	(605)
Total interest-bearing liabilities	4,582	727	5,309
Net interest income	$1,503	$3,664	$5,167

Liquidity

Liquidity is a measure of the Company's ability to generate sufficient cash to meet present and future financial obligations in a timely manner through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. These obligations include the credit needs of customers, funding deposit withdrawals, and the day-to-day operations of the Company. Liquid assets include cash, interest-bearing deposits with financial institutions and certain investment securities and loans. As a result of the Company’s management of the ability to generate liquidity primarily through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors' requirements and meet its customers’ credit needs. At March 31, 2019, the Company had commitments of approximately $171.6 million to fund loan originations, $1.16 billion of unused lines of credit and unadvanced loans, and $28.8 million of outstanding letters of credit.

Loan commitments and the unfunded portion of loans at the dates indicated were as follows (in thousands):

	March 31, 2019	December 31, 2018	December 31, 2017	December 31, 2016	December 31, 2015
Closed loans with unused available lines
Secured by real estate (one- to four-family)	$154,400	$150,948	$133,587	$123,433	$105,390
Secured by real estate (not one- to four-family)	10,450	11,063	10,836	26,062	21,857
Not secured by real estate - commercial business	83,520	87,480	113,317	79,937	63,865

Closed construction loans with unused available lines
Secured by real estate (one-to four-family)	33,818	37,162	20,919	10,047	14,242
Secured by real estate (not one-to four-family)	831,155	906,006	718,277	542,326	385,969

Loan Commitments not closed
Secured by real estate (one-to four-family)	36,945	24,253	23,340	15,884	13,411
Secured by real estate (not one-to four-family)	134,607	104,871	156,658	119,126	120,817
Not secured by real estate - commercial business	—	405	4,870	7,022	—

	$1,284,895	$1,322,188	$1,181,804	$923,837	$725,551

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

At March 31, 2019, the Company had these available secured lines and on-balance sheet liquidity:

Federal Home Loan Bank line	$981.9 million
Federal Reserve Bank line	$428.5 million
Cash and cash equivalents	$206.1 million
Unpledged securities	$114.8 million

Statements of Cash Flows. During both the three months ended March 31, 2019 and 2018, the Company had positive cash flows from operating activities.  The Company experienced negative cash flows from investing activities during both the three months ended March 31, 2019 and 2018.  The Company experienced positive cash flows from financing activities during the three months ended March 31, 2019 and negative cash flows from financing activities during the three months ended March 31, 2018.

Cash flows from operating activities for the periods covered by the Statements of Cash Flows have been primarily related to changes in accrued and deferred assets, credits and other liabilities, the provision for loan losses, depreciation and amortization, realized gains on sales of loans and the amortization of deferred loan origination fees and discounts (premiums) on loans and investments, all of which are non-cash or non-operating adjustments to operating cash flows. Net income adjusted for non-cash and non-operating items and the origination and sale of loans held for sale were the primary source of cash flows from operating activities. Operating activities provided cash flows of $29.8 million and $29.9 million during the three months ended March 31, 2019 and 2018, respectively.

During the three months ended March 31, 2019, investing activities used cash of $88.2 million, primarily due to the purchase of loans and the net origination of loans, the purchase of investment securities and the purchase of equipment, partially offset by the sale of other real estate owned, the sale of investment securities and payments received on investment securities. Investing activities in the 2018 period used cash of $37.0 million, primarily due to the net increase in loans and the purchase of equipment, partially offset by the sale of other real estate owned and payments received on investment securities.

Changes in cash flows from financing activities during the periods covered by the Statements of Cash Flows are due to changes in deposits after interest credited, changes in FHLBank advances and changes in short-term borrowings, as well as dividend payments to stockholders, purchases of the Company’s common stock and the exercise of common stock options.  Financing activities provided cash of $61.8 million and used cash of $15.2 million during the three months ended March 31, 2019 and 2018, respectively.  In the 2019 three-month period, financing activities provided cash primarily as a result of net increases in checking account balances and certificates of deposit, partially offset by decreases in short-term borrowings.  Net cash used during the 2018 three-month period was due primarily to the decrease in certificates of deposit.  Financing activities in the future are expected to primarily include changes in deposits, changes in FHLBank advances, changes in short-term borrowings and dividend payments to stockholders.

Capital Resources

Management continuously reviews the capital position of the Company and the Bank to ensure compliance with minimum regulatory requirements, as well as to explore ways to increase capital either by retained earnings or other means.

At March 31, 2019, the Company's total stockholders' equity and common stockholders’ equity were each $543.6 million, or 11.4% of total assets, equivalent to a book value of $38.36 per common share. At December 31, 2018, total stockholders' equity and common stockholders’ equity were each $532.0 million, or 11.4% of total assets, equivalent to a book value of $37.59 per common share. At both March 31, 2019 and December 31, 2018, the Company’s tangible common equity to tangible assets ratio was 11.2%. (See Non-GAAP Financial Measures below).

Banks are required to maintain minimum risk-based capital ratios. These ratios compare capital, as defined by the risk-based regulations, to assets adjusted for their relative risk as defined by the regulations. Under current guidelines banks must have a minimum common equity Tier 1 capital ratio of 4.50%, a minimum Tier 1 risk-based capital ratio of 6.00%, a minimum total risk-based capital ratio of 8.00%, and a minimum Tier 1 leverage ratio of 4.00%. To be considered "well capitalized," banks must have a minimum common equity Tier 1 capital ratio of 6.50%, a minimum Tier 1 risk-based capital ratio of 8.00%, a minimum total risk-based capital ratio of 10.00%, and a minimum Tier 1 leverage ratio of 5.00%. On March 31, 2019, the Bank's common equity Tier 1 capital ratio was 12.5%, its Tier 1 capital ratio was 12.5%, its total capital ratio was 13.4% and its Tier 1 leverage ratio was 12.1%. As a result, as of March 31, 2019, the Bank was well capitalized, with capital ratios in excess of those required to qualify as such.  On December 31, 2018, the Bank's common equity Tier 1 capital ratio was 12.4%, its Tier 1 capital ratio was 12.4%, its total capital ratio was 13.3% and its Tier 1 leverage ratio was 12.2%. As a result, as of December 31, 2018, the Bank was well capitalized, with capital ratios in excess of those required to qualify as such.

The FRB has established capital regulations for bank holding companies that generally parallel the capital regulations for banks. On March 31, 2019, the Company's common equity Tier 1 capital ratio was 11.3%, its Tier 1 capital ratio was 11.8%, its total capital ratio was 14.3% and its Tier 1 leverage ratio was 11.5%. To be considered well capitalized, a bank holding company must have a Tier 1 risk-based capital ratio of at least 6.00% and a total risk-based capital ratio of at least 10.00%.  As of March 31, 2019, the Company was considered well capitalized, with capital ratios in excess of those required to qualify as such.  On December 31, 2018, the Company's common equity Tier 1 capital ratio was 11.4%, its Tier 1 capital ratio was 11.9%, its total capital ratio was 14.4% and its Tier 1 leverage ratio was 11.7%. As of December 31, 2018, the Company was considered well capitalized, with capital ratios in excess of those required to qualify as such.

In addition to the minimum common equity Tier 1 capital ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio, the Company and the Bank have to maintain a capital conservation buffer consisting of additional common equity Tier 1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses.  This capital conservation buffer requirement began phasing in beginning on January 1, 2016 when a buffer greater than 0.625% of risk-weighted assets was required, which amount increased by an additional 0.625% each year until the buffer requirement of greater than 2.5% of risk-weighted assets was fully implemented on January 1, 2019.

For additional information, see “Item 1. Business--Government Supervision and Regulation-Capital” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Dividends. During the three months ended March 31, 2019, the Company declared common stock cash dividends of $1.07 per share, or 87% of net income per diluted common share for that three month period, and paid a common stock cash dividend of $0.32 per share (which was declared in December 2018).  The total dividends declared consisted of a regular cash dividend of $0.32 per share and a special cash dividend of $0.75 per share.  During the three months ended March 31, 2018, the Company declared a common stock cash dividend of $0.28 per share, or 29% of net income per diluted common share for that three month period, and paid a common stock cash dividend of $0.24 per share (which was declared in December 2017).  The Board of Directors meets regularly to consider the level and the timing of dividend payments.  The $0.32 per share dividend declared but unpaid as of March 31, 2019, was paid to stockholders in April 2019.

Common Stock Repurchases and Issuances. The Company has been in various buy-back programs since May 1990. During the three months ended March 31, 2019, the Company issued 35,600 shares of stock at an average price of $29.56 per share to cover stock option exercises and repurchased 16,040 shares of its common stock at an average price of $52.93 per share.  During the three months ended March 31, 2018, the Company did not repurchase any shares of its common stock.  During the three months ended March 31, 2018, the Company issued 23,609 shares of stock at an average price of $23.17 per share to cover stock option exercises.

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

Non-GAAP Financial Measures

This document contains certain financial information determined by methods other than in accordance with accounting principles generally accepted in the United States (“GAAP”), consisting of the tangible common equity to tangible assets ratio.

In calculating the ratio of tangible common equity to tangible assets, we subtract period-end intangible assets from common equity and from total assets.  Management believes that the presentation of this measure excluding the impact of intangible assets provides useful supplemental information that is helpful in understanding our financial condition and results of operations, as it provides a method to assess management’s success in utilizing our tangible capital as well as our capital strength.  Management also believes that providing a measure that excludes balances of intangible assets, which are subjective components of valuation, facilitates the comparison of our performance with the performance of our peers.  In addition, management believes that this is a standard financial measure used in the banking industry to evaluate performance.

This non-GAAP financial measure is supplemental and is not a substitute for any analysis based on GAAP financial measures. Because not all companies use the same calculation of non-GAAP measures, this presentation may not be comparable to other similarly titled measures as calculated by other companies.

Non-GAAP Reconciliation:  Ratio of Tangible Common Equity to Tangible Assets

	March 31,	December 31,
	2019	2018
	(Dollars in Thousands)

Common equity at period end	$543,635	$531,977
Less: Intangible assets at period end	8,963	9,288
Tangible common equity at period end (a)	$534,672	$522,689

Total assets at period end	$4,778,220	$4,676,200
Less: Intangible assets at period end	8,963	9,288
Tangible assets at period end (b)	$4,769,257	$4,666,912

Tangible common equity to tangible assets (a) / (b)	11.21%	11.20%

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

The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained despite fluctuations in prevailing interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time. The difference, or the interest rate repricing "gap," provides an indication of the extent to which an institution's interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities repricing during the same period, and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets during the same period. Generally, during a period of rising interest rates, a negative gap within shorter repricing periods would adversely affect net interest income, while a positive gap within shorter repricing periods would result in an increase in net interest income. During a period of falling interest rates, the opposite would be true. As of March 31, 2019, Great Southern's interest rate risk models indicate that, generally, rising interest rates are expected to have a positive impact on the Company's net interest income, while declining interest rates are expected to have a negative impact on net interest income. We model various interest rate scenarios for rising and falling rates, including both parallel and non-parallel shifts in rates. The results of our modeling indicate that net interest income is not likely to be materially affected either positively or negatively in the first twelve months following a rate change, regardless of any changes in interest rates, because our portfolios are relatively well matched in a twelve-month horizon. The effects of interest rate changes, if any, on net interest income are expected to be greater in the 12 to 36 months following a rate change.

The current level and shape of the interest rate yield curve poses challenges for interest rate risk management. Prior to its increase of 0.25% on December 16, 2015, the FRB had last changed interest rates on December 16, 2008. This was the first rate increase since June 29, 2006.  The FRB has now also implemented rate increases of 0.25% on eight different occasions beginning December 14, 2016, with the Federal Funds rate now at 2.50%.  A substantial portion of Great Southern's loan portfolio ($1.54 billion at March 31, 2019) is tied to the one-month or three-month LIBOR index and will be subject to adjustment at least once within 90 days after March 31, 2019.  Of these loans, $1.46 billion as of March 31, 2019 had interest rate floors.  Great Southern also has a portfolio of loans ($242 million at March 31, 2019) tied to a "prime rate" of interest and will adjust immediately with changes to the "prime rate" of interest.

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

In October 2018, the Company entered into an interest rate swap transaction as part of its ongoing interest rate management strategies to hedge the risk of its floating rate loans.  The notional amount of the swap is $400 million with a termination date of October 6, 2025.  Under the terms of the swap, the Company will receive a fixed rate of interest of 3.018% and will pay a floating rate of interest equal to one-month USD-LIBOR.  The floating rate will be reset monthly and net settlements of interest due to/from the counterparty will also occur monthly.  The floating rate of interest was 2.481% as of March 31, 2019.  The Company will receive net interest settlements which will be recorded as loan interest income, to the extent that the fixed rate of interest continues to exceed one-month USD-LIBOR.  If USD-LIBOR exceeds the fixed rate of interest in future periods, the Company will be required to pay net settlements to the counterparty and will record those net payments as a reduction of interest income on loans.  The effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affected earnings.  Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

The Company’s interest rate derivatives and hedging activities are discussed further in Note 16 of the Notes to Consolidated Financial Statements contained in this report.

ITEM 4. CONTROLS AND PROCEDURES

We maintain a system of disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) that is designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate. An evaluation of our disclosure controls and procedures was carried out as of March 31, 2019, under the supervision and with the participation of our principal executive officer, principal financial officer and several other members of our senior management. Our principal executive officer and principal financial officer concluded that, as of March 31, 2019, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the principal executive officer and principal financial officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There were no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) under the Act) that occurred during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

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

As indicated below, the Company repurchased the following shares of its common stock during the three months ended March 31, 2019.

	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan(1)

January 1, 2019 – January 31, 2019	11,937	$52.92	11,937	470,521
February 1, 2019 – February 28, 2019	4,103	52.95	4,103	466,418
March 1, 2019 – March 31, 2019	--	--	--	466,418
	16,040	$52.93	16,040

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

A description of the current salary and bonus arrangements for 2019 for the Registrant's executive officers previously filed with the Commission as Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2018 is incorporated herein by reference as Exhibit 10.7.

A description of the current fee arrangements for the Registrant's directors previously filed with the Commission as Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2018 is incorporated herein by reference as Exhibit 10.8.

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

None.

(101)
Attached as Exhibit 101 are the following financial statements from the Great Southern Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated statements of financial condition, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows and (v) notes to consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Great Southern Bancorp, Inc.
Registrant
Date: May 8, 2019	/s/ Joseph W. Turner
Joseph W. Turner President and Chief Executive Officer (Principal Executive Officer)
Date: May 8, 2019	/s/ Rex A. Copeland
Rex A. Copeland Treasurer (Principal Financial and Accounting Officer)