Form 10-Q
period 2019-06-30
GREAT SOUTHERN BANCORP, INC.
filed 2019-08-07
CIK 854560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES ACT OF 1934

For the Quarterly Period Ended June 30, 2019

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

Securities registered pursuant to Section 12(b) of the Act.

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
Yes /  /   No /X/

The number of shares outstanding of each of the registrant's classes of common stock: 14,212,579 shares of common stock, par value $.01 per share, outstanding at August 5, 2019.

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except number of shares)

	JUNE 30,	DECEMBER 31,
	2019	2018
	(Unaudited)

ASSETS
Cash	$99,567	$110,108
Interest-bearing deposits in other financial institutions	81,805	92,634
Cash and cash equivalents	181,372	202,742
Available-for-sale securities	305,649	243,968
Mortgage loans held for sale	11,106	1,650
Loans receivable, net of allowance for loan losses of $39,254 – June 2019; $38,409 - December 2018	4,112,455	3,989,001
Interest receivable	14,351	13,448
Prepaid expenses and other assets	76,241	55,336
Other real estate owned and repossessions, net	7,107	8,440
Premises and equipment, net	143,473	132,424
Goodwill and other intangible assets	8,675	9,288
Federal Home Loan Bank stock	11,093	12,438
Current and deferred income taxes	—	7,465
Total Assets	$4,871,522	$4,676,200

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$3,888,536	$3,725,007
Securities sold under reverse repurchase agreements with customers	98,632	105,253
Short-term borrowings and other interest-bearing liabilities	168,636	192,725
Subordinated debentures issued to capital trust	25,774	25,774
Subordinated notes	74,059	73,842
Accrued interest payable	4,209	3,570
Advances from borrowers for taxes and insurance	10,550	5,092
Accrued expenses and other liabilities	26,499	12,960
Current and deferred income taxes	2,318	—
Total Liabilities	4,299,213	4,144,223
Stockholders' Equity:
Capital stock
Serial preferred stock –$.01 par value; authorized 1,000,000 shares; issued and outstanding June 2019 and December 2018 - -0- shares	—	—
Common stock, $.01 par value; authorized 20,000,000 shares; issued and outstanding June 2019 –14,201,616 shares; December 2018 - 14,151,198 shares	142	142
Additional paid-in capital	31,603	30,121
Retained earnings	508,427	492,087
Accumulated other comprehensive income	32,137	9,627
Total Stockholders' Equity	572,309	531,977
Total Liabilities and Stockholders' Equity	$4,871,522	$4,676,200

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
	THREE MONTHS ENDED JUNE 30,
	2019	2018
	(Unaudited)

INTEREST INCOME
Loans	$55,771	$48,219
Investment securities and other	2,952	1,724
TOTAL INTEREST INCOME	58,723	49,943

INTEREST EXPENSE
Deposits	11,582	6,123
Federal Home Loan Bank advances	—	1,166
Short-term borrowings and repurchase agreements	859	180
Subordinated debentures issued to capital trust	267	238
Subordinated notes	1,094	1,024
TOTAL INTEREST EXPENSE	13,802	8,731
NET INTEREST INCOME	44,921	41,212
Provision for Loan Losses	1,600	1,950
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	43,321	39,262

NON-INTEREST INCOME
Commissions	163	312
Service charges and ATM fees	5,309	5,488
Net gains on loan sales	376	559
Late charges and fees on loans	356	385
Gain (loss) on derivative interest rate products	(44)	11
Other income	997	704
TOTAL NON-INTEREST INCOME	7,157	7,459

NON-INTEREST EXPENSE
Salaries and employee benefits	15,428	14,947
Net occupancy and equipment expense	6,449	6,298
Postage	784	834
Insurance	662	650
Advertising	842	632
Office supplies and printing	226	301
Telephone	839	792
Legal, audit and other professional fees	630	689
Expense on other real estate and repossessions	419	2,737
Partnership tax credit investment amortization	91	91
Acquired deposit intangible asset amortization	289	412
Other operating expenses	1,724	1,532
TOTAL NON-INTEREST EXPENSE	28,383	29,915

INCOME BEFORE INCOME TAXES	22,095	16,806
Provision for Income Taxes	3,720	2,967
NET INCOME AND NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$18,375	$13,839

Basic Earnings Per Common Share	$1.29	$0.98
Diluted Earnings Per Common Share	$1.28	$0.97
Dividends Declared Per Common Share	$0.32	$0.28

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
	SIX MONTHS ENDED JUNE 30,
	2019	2018
	(Unaudited)

INTEREST INCOME
Loans	$110,327	$93,384
Investment securities and other	5,754	3,442
TOTAL INTEREST INCOME	116,081	96,826

INTEREST EXPENSE
Deposits	22,052	11,706
Federal Home Loan Bank advances	—	1,772
Short-term borrowings and repurchase agreements	1,780	208
Subordinated debentures issued to capital trust	534	440
Subordinated notes	2,189	2,049
TOTAL INTEREST EXPENSE	26,555	16,175
NET INTEREST INCOME	89,526	80,651
Provision for Loan Losses	3,550	3,900
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	85,976	76,751

NON-INTEREST INCOME
Commissions	497	560
Service charges and ATM fees	10,268	10,732
Net gains on loan sales	623	1,021
Late charges and fees on loans	702	774
Net realized gains on sales of available-for-sale securities	10	—
Gain (loss) on derivative interest rate products	(68)	48
Other income	2,575	1,259
TOTAL NON-INTEREST INCOME	14,607	14,394

NON-INTEREST EXPENSE
Salaries and employee benefits	31,068	29,570
Net occupancy and equipment expense	12,850	12,683
Postage	1,550	1,700
Insurance	1,328	1,321
Advertising	1,368	1,303
Office supplies and printing	485	534
Telephone	1,742	1,511
Legal, audit and other professional fees	1,342	1,498
Expense on other real estate and repossessions	1,039	3,878
Partnership tax credit investment amortization	182	393
Acquired deposit intangible asset amortization	613	825
Other operating expenses	3,310	3,012
TOTAL NON-INTEREST EXPENSE	56,877	58,228

INCOME BEFORE INCOME TAXES	43,706	32,917
Provision for Income Taxes	7,718	5,612
NET INCOME AND NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$35,988	$27,305

Basic Earnings Per Common Share	$2.54	$1.93
Diluted Earnings Per Common Share	$2.52	$1.91
Dividends Declared Per Common Share	$1.39	$0.56

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	THREE MONTHS ENDED JUNE 30,
	2019	2018
	(Unaudited)

Net Income	$18,375	$13,839

Unrealized appreciation (depreciation) on available-for-sale securities, net of taxes (credit) of $1,540 and $(121), for 2019 and 2018, respectively	5,213	(420)

Reclassification adjustment for gains included in net income, net of taxes of $0 and $0,for 2019 and 2018, respectively	—	—

Change in fair value of cash flow hedge, net of taxes of $2,519 and $0, for 2019 and 2018, respectively	8,528	—

Comprehensive Income	$32,116	$13,419

	SIX MONTHS ENDED JUNE 30,
	2019	2018
	(Unaudited)

Net Income	$35,988	$27,305

Unrealized appreciation (depreciation) on available-for-sale securities, net of taxes (credit) of $2,419 and $(662), for 2019 and 2018, respectively	8,190	(2,301)

Reclassification adjustment for gains included in net income, net of taxes of $2 and $0,for 2019 and 2018, respectively	(8)	—

Change in fair value of cash flow hedge, net of taxes of $4,231 and $0, for 2019 and 2018, respectively	14,328	—

Comprehensive Income	$58,498	$25,004

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except per share data)

				Accumulated
				Other
	Common	Additional	Retained	Comprehensive	Treasury
	Stock	Paid-in Capital	Earnings	Income (Loss)	Stock	Total
	(Unaudited)

Balance, March 31, 2018	$141	$28,624	$451,603	$(368)	$—	$480,000
Net income	—	—	13,839	—	—	13,839
Stock issued under Stock Option
Plan	—	510	—	—	299	809
Common dividends declared,
$0.28 per share	—	—	(3,957)	—	—	(3,957)
Other comprehensive gain (loss)	—	—	—	(420)	—	(420)
Reclassification of treasury stock
per Maryland law	—	—	299	—	(299)	—

Balance, June 30, 2018	$141	$29,134	$461,784	$(788)	$—	$490,271

				Accumulated
				Other
	Common	Additional	Retained	Comprehensive	Treasury
	Stock	Paid-in Capital	Earnings	Income (Loss)	Stock	Total
	(Unaudited)

Balance, March 31, 2019	$142	$30,916	$494,181	$18,396	$—	$543,635
Net income	—	—	18,375	—	—	18,375
Stock issued under Stock Option
Plan	—	687	—	—	415	1,102
Common dividends declared,
$0.32 per share	—	—	(4,544)	—	—	(4,544)
Purchase of the Company’s
common stock	—	—	—	—	—	—
Other comprehensive gain	—	—	—	13,741	—	13,741
Reclassification of treasury stock
per Maryland law	—	—	415	—	(415)	—

Balance, June 30, 2019	$142	$31,603	$508,427	$32,137	$—	$572,309

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except per share data)

				Accumulated
				Other
	Common	Additional	Retained	Comprehensive	Treasury
	Stock	Paid-in Capital	Earnings	Income (Loss)	Stock	Total
	(Unaudited)

Balance, January 1, 2018	$141	$28,203	$442,077	$1,241	$—	$471,662
Net income	—	—	27,305	—	—	27,305
Stock issued under Stock Option
Plan	—	931	—	—	582	1,513
Common dividends declared,
$0.56 per share	—	—	(7,908)	—	—	(7,908)
Reclassification of stranded tax
effects resulting from change in
Federal income tax rate	—	—	(272)	272	—	—
Other comprehensive gain (loss)	—	—	—	(2,301)	—	(2,301)
Reclassification of treasury stock
per Maryland law	—	—	582	—	(582)	—

Balance, June 30, 2018	$141	$29,134	$461,784	$(788)	$—	$490,271

				Accumulated
				Other
	Common	Additional	Retained	Comprehensive	Treasury
	Stock	Paid-in Capital	Earnings	Income (Loss)	Stock	Total
	(Unaudited)

Balance, January 1, 2019	$142	$30,121	$492,087	$9,627	$—	$531,977
Net income	—	—	35,988	—	—	35,988
Stock issued under Stock Option
Plan	—	1,482	—	—	892	2,374
Common dividends declared,
$1.39 per share	—	—	(19,691)	—	—	(19,691)
Purchase of the Company’s
common stock	—	—	—	—	(849)	(849)
Other comprehensive gain	—	—	—	22,510	—	22,510
Reclassification of treasury stock
per Maryland law	—	—	43	—	(43)	—

Balance, June 30, 2019	$142	$31,603	$508,427	$32,137	$—	$572,309

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	SIX MONTHS ENDED JUNE 30,
	2019	2018
	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$35,988	$27,305
Proceeds from sales of loans held for sale	34,375	49,629
Originations of loans held for sale	(43,145)	(45,218)
Items not requiring (providing) cash:
Depreciation	4,631	4,569
Amortization	1,059	1,296
Compensation expense for stock option grants	443	357
Provision for loan losses	3,550	3,900
Net gains on loan sales	(623)	(1,021)
Net realized gains on sales of available-for-sale securities	(10)	—
Net losses on sale of premises and equipment	21	94
Net losses on sale/write-down of other real estate owned and repossessions	161	2,184
Accretion of deferred income, premiums, discounts and other	(1,990)	(1,287)
(Gain) loss on derivative interest rate products	68	(48)
Deferred income taxes	578	(6,544)
Changes in:
Interest receivable	(903)	(111)
Prepaid expenses and other assets	(2,031)	6,084
Accrued expenses and other liabilities	4,443	1,857
Income taxes refundable/payable	2,555	7,370
Net cash provided by operating activities	39,170	50,416
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans	(83,072)	(101,884)
Purchase of loans	(45,240)	(42,179)
Purchase of premises and equipment	(6,708)	(6,054)
Proceeds from sale of premises and equipment	113	23
Proceeds from sale of other real estate owned and repossessions	4,537	8,856
Capitalized costs on other real estate owned	—	(143)
Proceeds from sales of available-for-sale securities	28,057	—
Proceeds from maturities and calls of held-to-maturity securities	—	130
Proceeds from maturities and calls of available-for-sale securities	7,870	2,031
Principal reductions on mortgage-backed securities	7,402	10,530
Purchase of available-for-sale securities	(94,558)	(6,689)
Redemption (purchase) of Federal Home Loan Bank stock	1,345	(4,496)
Net cash used in investing activities	(180,254)	(139,875)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in certificates of deposit	139,518	13,616
Net increase (decrease) in checking and savings deposits	24,040	(13,655)
Proceeds from Federal Home Loan Bank advances	—	1,454,500
Repayments of Federal Home Loan Bank advances	—	(1,323,000)
Net decrease in short-term borrowings	(30,710)	(232)
Advances from borrowers for taxes and insurance	5,458	2,638
Dividends paid	(19,674)	(7,332)
Purchase of the Company’s common stock	(849)	—
Stock options exercised	1,931	1,156
Net cash provided by financing activities	119,714	127,691
INCREASES ( DECREASES) IN CASH AND CASH EQUIVALENTS	(21,370)	38,232
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	202,742	242,253
CASH AND CASH EQUIVALENTS, END OF PERIOD	$181,372	$280,485

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Great Southern Bancorp, Inc. (the "Company" or "Great Southern") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The financial statements presented herein reflect all adjustments which are, in the opinion of management, necessary to fairly present the financial condition, results of operations, changes in stockholders’ equity and cash flows of the Company as of the dates and for the periods presented. Those adjustments consist only of normal recurring adjustments. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the full year. The consolidated statement of financial condition of the Company as of December 31, 2018, has been derived from the audited consolidated statement of financial condition of the Company as of that date.  Certain prior period amounts have been reclassified to conform to the current period presentation.  These reclassifications had no effect on net income.

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

NOTE 3: RECENT ACCOUNTING PRONOUNCEMENTS

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) and in July 2018 FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases.  The amendments in this Update revise the accounting related to lessee accounting.  Under the new guidance, lessees are required to recognize a lease liability and a right-of-use asset for all leases.  The Update became effective for the Company on January 1, 2019.  Adoption of the standard required the use of a modified retrospective transition approach for all periods presented at the time of adoption.  Based on the Company’s leases outstanding at December 31, 2018, which totaled less than 20 leased properties and no significant leased equipment, the adoption of the new standard did not have a material impact on our consolidated statements of financial condition or our consolidated statements of income, although an increase to assets and liabilities occurred at the time of adoption.  In the first quarter of 2019, the Company recognized a lease liability and a corresponding right-of-use asset for all leases of $9.5 million based on the lease portfolio at that time.  Subsequent to December 31, 2018, the Company’s lease terminations, new leases and lease modifications and renewals will impact the amount of lease liability and a corresponding right-of-use asset recognized.  The

Company’s leases are currently all “operating leases” as defined in the Update; therefore, no material change in the income statement presentation of lease expense occurred in the three and six months ended June 30, 2019. The Company’s lease activities are discussed further in Note 9 of the Notes to Consolidated Financial Statements contained in this report.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326).  The Update amends guidance on reporting credit losses for assets held at amortized cost and available for sale debt securities. For assets held at amortized cost, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. This Update affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash.  For public companies, the update is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. An entity will apply the amendments in this update on a modified retrospective basis, through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company previously formed a cross-functional committee to oversee the system, data, reporting and other considerations for purposes of meeting the requirements of this standard.  Data and system needs were assessed.  As a result, third-party software was acquired and implemented to manage the data.  We have completed the upload of the necessary historical loan data to the software that will be used in meeting certain requirements of this standard.  Our loss data covers multiple credit cycles back to 2003.  Parallel testing of the new methodology compared to the current methodology has been performed throughout 2019 and the Company continues to evaluate the impact of adopting the new guidance.  We have engaged a third party to perform validation of the accuracy of our inputs into the model.  This review is currently in process.  We expect to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective for us (the three-month period ending March 31, 2020), but cannot yet determine the exact amount of any such one-time adjustment, or the overall impact of the new guidance on the Company’s consolidated financial statements.  Based on the current modeling results, we anticipate that the one-time cumulative effect adjustment will be less than five percent of total stockholders’ equity.

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

NOTE 4: EARNINGS PER SHARE

	Three Months Ended June 30,
	2019	2018
	(In Thousands, Except Per Share Data)

Basic:
Average common shares outstanding	14,192	14,125
Net income and net income available to common stockholders	$18,375	$13,839
Per common share amount	$1.29	$0.98

Diluted:
Average common shares outstanding	14,192	14,125
Net effect of dilutive stock options – based on the treasury
stock method using average market price	122	153
Diluted common shares	14,314	14,278
Net income and net income available to common stockholders	$18,375	$13,839
Per common share amount	$1.28	$0.97

	Six Months Ended June 30,
	2019	2018
	(In Thousands, Except Per Share Data)

Basic:
Average common shares outstanding	14,176	14,113
Net income and net income available to common stockholders	$35,988	$27,305
Per common share amount	$2.54	$1.93

Diluted:
Average common shares outstanding	14,176	14,113
Net effect of dilutive stock options – based on the treasury
stock method using average market price	122	153
Diluted common shares	14,298	14,266
Net income and net income available to common stockholders	$35,988	$27,305
Per common share amount	$2.52	$1.91

Options outstanding at June 30, 2019 and 2018, to purchase 309,000 and 161,400 shares of common stock, respectively, were not included in the computation of diluted earnings per common share for each of the three and six month periods because the exercise prices of such options were greater than the average market prices of the common stock for the three and six months ended June 30, 2019 and 2018, respectively.

NOTE 5: INVESTMENT SECURITIES
The amortized cost and fair values of securities classified as available-for-sale were as follows:

	June 30, 2019
		Gross	Gross		Tax
	Amortized	Unrealized	Unrealized	Fair	Equivalent
	Cost	Gains	Losses	Value	Yield
	(In Thousands)

AVAILABLE-FOR-SALE SECURITIES:
Agency mortgage-backed securities	$184,302	$7,898	$623	$191,577	3.01%
Agency collateralized mortgage obligations	69,761	2,098	52	71,807	3.24
States and political subdivisions	40,622	1,643	—	42,265	4.88
	$294,685	$11,639	$675	$305,649	3.32%

	December 31, 2018
		Gross	Gross		Tax
	Amortized	Unrealized	Unrealized	Fair	Equivalent
	Cost	Gains	Losses	Value	Yield
	(In Thousands)

AVAILABLE-FOR-SALE SECURITIES:
Agency mortgage-backed securities	$154,557	$1,272	$2,571	$153,258	2.83%
Agency collateralized mortgage obligations	39,024	250	14	39,260	3.18
States and political subdivisions	50,022	1,428	—	51,450	4.81
	$243,603	$2,950	$2,585	$243,968	3.29%

The amortized cost and fair value of available-for-sale securities at June 30, 2019, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In Thousands)

One year or less	$—	$—
After one through five years	869	947
After five through ten years	10,133	10,495
After ten years	29,620	30,823
Securities not due on a single maturity date	254,063	263,384

	$294,685	$305,649

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at June 30, 2019 and December 31, 2018, was approximately $61.6 million and $95.7 million, respectively, which is approximately 20.1% and 39.2% of the Company’s available-for-sale investment portfolio, respectively.

Based on an evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these debt securities are temporary.

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2019 and December 31, 2018:

	June 30, 2019
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)

Agency mortgage-backed securities	$1,734	$(1)	$56,205	$(622)	$57,939	$(623)
Agency collateralized mortgage obligations	3,624	(52)	—	—	3,624	(52)
	$5,358	$(53)	$56,205	$(622)	$61,563	$(675)

	December 31, 2018
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)

Agency mortgage-backed securities	$11,255	$(82)	$74,186	$(2,489)	$85,441	$(2,571)
Agency collateralized mortgage obligations	9,725	(14)	—	—	9,725	(14)
State and political
subdivisions	511	—	—	—	511	—
	$21,491	$(96)	$74,186	$(2,489)	$95,677	$(2,585)

There were no sales of available-for-sale securities during the three months ended June 30, 2019.  Gross gains of $226,000 and gross losses of $216,000 resulting from sales of available-for-sale securities were realized during the six months ended June 30, 2019.  There were no sales of available-for-sale securities during the three and six months ended June 30, 2018.  Gains and losses on sales of securities are determined on the specific-identification method.

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

During the three and six months ended June 30, 2019 and 2018, respectively, no securities were determined to have impairment that had become other-than-temporary.

Credit Losses Recognized on Investments.  During the three months ended June 30, 2019 and 2018, respectively, there were no debt securities that had experienced fair value deterioration due to credit losses, or due to other market factors, but were not otherwise other-than-temporarily impaired.

Amounts Reclassified Out of Accumulated Other Comprehensive Income.  Amounts reclassified from accumulated other comprehensive income and the affected line items in the statements of income during the three and six months ended June 30, 2019 and 2018, are shown below.

The FASB previously issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (Topic 220). The amendment allows an entity to elect to reclassify the stranded tax effects resulting from the change in income tax rate from H.R.1, originally known as the “Tax Cuts and Jobs Act” (the “Tax Act), from accumulated other comprehensive income to retained earnings.  The Company chose to early adopt ASU 2018-02 effective January 1, 2018.  The stranded tax amount related to unrealized gains and losses on available for sale securities, which was reclassified from accumulated other comprehensive income to retained earnings at the time of adoption, was $272,000.  There were no other income tax effects related to the application of the Tax Act to be reclassified from AOCI to retained earnings.

Amounts Reclassified from Accumulated Other
	Comprehensive Income Three Months Ended June 30,		Affected Line Item in the
	2019	2018	Statements of Income
(In Thousands)

Unrealized gains on available-			Net realized gains on sales of
for-sale securities	$--	$--	available-for-sale securities
(Total reclassified amount before tax)
Income Taxes	--	--	Provision for income taxes
Total reclassifications out of accumulated
other comprehensive income	$--	$--

	Amounts Reclassified from Accumulated Other
	Comprehensive Income Six Months Ended June 30,		Affected Line Item in the
	2019	2018	Statements of Income
	(In Thousands)

Unrealized gains on available-			Net realized gains on sales of
for-sale securities	$10	$--	available-for-sale securities
			(Total reclassified amount before tax)
Income Taxes	(2)	--	Provision for income taxes
Total reclassifications out of accumulated
other comprehensive income	$8	$--

NOTE 6: LOANS AND ALLOWANCE FOR LOAN LOSSES

Classes of loans at June 30, 2019 and December 31, 2018 were as follows:

	June 30,	December 31,
	2019	2018
	(In Thousands)

One- to four-family residential construction	$30,255	$26,177
Subdivision construction	12,973	13,844
Land development	46,032	44,492
Commercial construction	1,391,158	1,417,166
Owner occupied one- to four-family residential	322,207	276,866
Non-owner occupied one- to four-family residential	122,858	122,438
Commercial real estate	1,446,166	1,371,435
Other residential	796,341	784,894
Commercial business	312,965	322,118
Industrial revenue bonds	13,643	13,940
Consumer auto	201,061	253,528
Consumer other	52,077	57,350
Home equity lines of credit	120,102	121,352
Loans acquired and accounted for under ASC 310-30, net of discounts	151,694	167,651
	5,019,532	4,993,251
Undisbursed portion of loans in process	(861,054)	(958,441)
Allowance for loan losses	(39,254)	(38,409)
Deferred loan fees and gains, net	(6,769)	(7,400)
	$4,112,455	$3,989,001

Weighted average interest rate	5.25%	5.16%

Classes of loans by aging were as follows:

	June 30, 2019
							Total Loans
						Total	> 90 Days
	30-59 Days	60-89 Days	Over	Total		Loans	Past Due and
	Past Due	Past Due	90 Days	Past Due	Current	Receivable	Still Accruing
	(In Thousands)

One- to four-family
residential construction	$—	$—	$—	$—	$30,255	$30,255	$—
Subdivision construction	44	—	—	44	12,929	12,973	—
Land development	—	72	3,556	3,628	42,404	46,032	—
Commercial construction	—	—	—	—	1,391,158	1,391,158	—
Owner occupied one- to
four-family residential	726	189	999	1,914	320,293	322,207	—
Non-owner occupied one-
to four-family residential	170	293	533	996	121,862	122,858	—
Commercial real estate	1,121	954	3,675	5,750	1,440,416	1,446,166	—
Other residential	422	—	—	422	795,919	796,341	—
Commercial business	194	36	1,359	1,589	311,376	312,965	—
Industrial revenue bonds	—	—	—	—	13,643	13,643	—
Consumer auto	1,601	436	661	2,698	198,363	201,061	—
Consumer other	288	38	252	578	51,499	52,077	—
Home equity lines of credit	284	59	353	696	119,406	120,102	—
Loans acquired and accounted for under
ASC 310-30, net of discounts	983	340	6,612	7,935	143,759	151,694	—
	5,833	2,417	18,000	26,250	4,993,282	5,019,532	—
Less loans acquired and accounted for under
ASC 310-30, net	983	340	6,612	7,935	143,759	151,694	—

Total	$4,850	$2,077	$11,388	$18,315	$4,849,523	$4,867,838	$—

	December 31, 2018
							Total Loans
						Total	> 90 Days Past
	30-59 Days	60-89 Days	Over 90	Total Past		Loans	Due and
	Past Due	Past Due	Days	Due	Current	Receivable	Still Accruing
	(In Thousands)

One- to four-family
residential construction	$—	$—	$—	$—	$26,177	$26,177	$—
Subdivision construction	—	—	—	—	13,844	13,844	—
Land development	13	—	49	62	44,430	44,492	—
Commercial construction	—	—	—	—	1,417,166	1,417,166	—
Owner occupied one- to
four-family residential	1,431	806	1,206	3,443	273,423	276,866	—
Non-owner occupied one-
to four-family residential	1,142	144	1,458	2,744	119,694	122,438	—
Commercial real estate	3,940	53	334	4,327	1,367,108	1,371,435	—
Other residential	—	—	—	—	784,894	784,894	—
Commercial business	72	54	1,437	1,563	320,555	322,118	—
Industrial revenue bonds	3	—	—	3	13,937	13,940	—
Consumer auto	2,596	722	1,490	4,808	248,720	253,528	—
Consumer other	691	181	240	1,112	56,238	57,350	—
Home equity lines of credit	229	—	86	315	121,037	121,352	—
Loans acquired and accounted for under
ASC 310-30, net of discounts	2,195	1,416	6,827	10,438	157,213	167,651	—
	12,312	3,376	13,127	28,815	4,964,436	4,993,251	—
Less loans acquired and accounted for under ASC 310-30, net	2,195	1,416	6,827	10,438	157,213	167,651	—

Total	$10,117	$1,960	$6,300	$18,377	$4,807,223	$4,825,600	$—

Nonaccruing loans (excluding FDIC-assisted acquired loans, net of discount) are summarized as follows:

	June 30,	December 31,
	2019	2018
	(In Thousands)

One- to four-family residential construction	$—	$—
Subdivision construction	—	—
Land development	3,556	49
Commercial construction	—	—
Owner occupied one- to four-family residential	999	1,206
Non-owner occupied one- to four-family residential	533	1,458
Commercial real estate	3,675	334
Other residential	—	—
Commercial business	1,359	1,437
Industrial revenue bonds	—	—
Consumer auto	661	1,490
Consumer other	252	240
Home equity lines of credit	353	86

Total	$11,388	$6,300

The following table presents the activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2019.  Also presented are the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of June 30, 2019:

	One- to Four-
	Family
	Residential and	Other	Commercial	Commercial	Commercial
	Construction	Residential	Real Estate	Construction	Business	Consumer	Total
	(In Thousands)

Allowance for loan losses
Balance, April 1, 2019	$3,036	$5,436	$20,981	$2,515	$1,484	$5,199	$38,651
Provision (benefit) charged to expense	805	(1,683)	1,382	1,145	62	(111)	1,600
Losses charged off	(62)	—	(7)	(189)	(25)	(1,699)	(1,982)
Recoveries	24	—	11	8	157	785	985
Balance, June 30, 2019	$3,803	$3,753	$22,367	$3,479	$1,678	$4,174	$39,254

Balance, January 1, 2019	$3,122	$4,713	$19,803	$3,105	$1,568	$6,098	$38,409
Provision (benefit) charged to expense	1,163	(960)	2,545	574	(90)	318	3,550
Losses charged off	(517)	—	(7)	(220)	(99)	(3,905)	(4,748)
Recoveries	35	—	26	20	299	1,663	2,043
Balance, June 30, 2019	$3,803	$3,753	$22,367	$3,479	$1,678	$4,174	$39,254

Ending balance:
Individually evaluated for
impairment	$237	$—	$555	$—	$470	$155	$1,417
Collectively evaluated for
impairment	$3,490	$3,720	$21,645	$3,290	$1,195	$3,992	$37,332
Loans acquired and
accounted for under ASC
310-30	$76	$33	$167	$189	$13	$27	$505

Loans
Individually evaluated for
impairment	$3,182	$—	$7,809	$3,556	$1,451	$1,821	$17,819
Collectively evaluated for
impairment	$485,111	$796,341	$1,438,357	$1,433,634	$325,157	$371,419	$4,850,019
Loans acquired and
accounted for under ASC
310-30	$84,909	$12,448	$31,083	$4,739	$3,674	$14,841	$151,694

The following table presents the activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2018:

	One- to Four-
	Family
	Residential and	Other	Commercial	Commercial	Commercial
	Construction	Residential	Real Estate	Construction	Business	Consumer	Total
	(In Thousands)

Allowance for loan losses
Balance April 1, 2018	$2,602	$3,212	$18,062	$2,188	$3,695	$6,551	$36,310
Provision (benefit) charged to expense	63	364	1,297	109	(454)	571	1,950
Losses charged off	(27)	(75)	—	(46)	(472)	(2,112)	(2,732)
Recoveries	89	344	115	144	222	1,114	2,028
Balance June 30, 2018	$2,727	$3,845	$19,474	$2,395	$2,991	$6,124	$37,556

Balance January 1, 2018	$2,108	$2,839	$18,639	$1,767	$3,581	$7,558	$36,492
Provision (benefit) charged to expense	487	969	811	471	28	1,134	3,900
Losses charged off	(41)	(331)	(102)	(83)	(881)	(4,934)	(6,372)
Recoveries	173	368	126	240	263	2,366	3,536
Balance June 30, 2018	$2,727	$3,845	$19,474	$2,395	$2,991	$6,124	$37,556

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

Impaired loans (excluding FDIC-assisted loans, net of discount), are summarized as follows:

	June 30, 2019
		Unpaid
	Recorded	Principal	Specific
	Balance	Balance	Allowance
	(In Thousands)
One- to four-family residential construction	$—	$—	$—
Subdivision construction	261	261	100
Land development	3,556	3,588	—
Commercial construction	—	—	—
Owner occupied one- to four-family residential	2,157	2,434	114
Non-owner occupied one- to four-family residential	764	944	22
Commercial real estate	7,809	7,834	555
Other residential	—	—	—
Commercial business	1,451	1,918	470
Industrial revenue bonds	—	—	—
Consumer auto	1,040	1,230	133
Consumer other	417	651	20
Home equity lines of credit	364	380	3

Total	$17,819	$19,240	$1,417

	Three Months Ended		Six Months Ended
	June 30, 2019		June 30, 2019
	Average		Average
	Investment	Interest	Investment	Interest
	in Impaired	Income	in Impaired	Income
	Loans	Recognized	Loans	Recognized
	(In Thousands)

One- to four-family residential construction	$—	$—	$—	$—
Subdivision construction	280	3	293	5
Land development	1,189	99	601	99
Commercial construction	—	—	—	—
Owner occupied one- to four-family residential	2,839	20	3,097	57
Non-owner occupied one- to four-family residential	815	6	1,296	18
Commercial real estate	6,349	86	5,612	136
Other residential	—	—	—	—
Commercial business	1,626	26	1,700	58
Industrial revenue bonds	—	—	—	—
Consumer auto	1,088	18	1,240	43
Consumer other	401	11	432	22
Home equity lines of credit	290	10	254	17

Total	$14,877	$279	$14,525	$455

	At or for the Year Ended December 31, 2018
				Average
		Unpaid		Investment	Interest
	Recorded	Principal	Specific	in Impaired	Income
	Balance	Balance	Allowance	Loans	Recognized
	(In Thousands)

One- to four-family residential construction	$—	$—	$—	$—	$—
Subdivision construction	318	318	105	321	17
Land development	14	18	—	14	1
Commercial construction	—	—	—	—	—
Owner occupied one- to four-family residential	3,576	3,926	285	3,406	197
Non-owner occupied one- to four-family residential	2,222	2,519	304	2,870	158
Commercial real estate	3,501	3,665	613	6,216	337
Other residential	—	—	—	1,026	20
Commercial business	1,844	2,207	309	2,932	362
Industrial revenue bonds	—	—	—	—	—
Consumer auto	1,874	2,114	336	2,069	167
Consumer other	479	684	72	738	59
Home equity lines of credit	111	128	17	412	28

Total	$13,939	$15,579	$2,041	$20,004	$1,346

	June 30, 2018
		Unpaid
	Recorded	Principal	Specific
	Balance	Balance	Allowance
	(In Thousands)
One- to four-family residential construction	$—	$—	$—
Subdivision construction	335	357	110
Land development	15	18	—
Commercial construction	—	—	—
Owner occupied one- to four-family residential	3,261	3,579	284
Non-owner occupied one- to four-family residential	3,144	3,465	343
Commercial real estate	8,313	8,468	220
Other residential	1,015	1,015	—
Commercial business	3,350	4,754	1,422
Industrial revenue bonds	—	—	—
Consumer auto	2,033	2,228	369
Consumer other	784	1,007	118
Home equity lines of credit	513	553	154

Total	$22,763	$25,444	$3,020

	Three Months Ended		Six Months Ended
	June 30, 2018		June 30, 2018
	Average		Average
	Investment	Interest	Investment	Interest
	in Impaired	Income	in Impaired	Income
	Loans	Recognized	Loans	Recognized
	(In Thousands)

One- to four-family residential construction	$—	$—	$—	$—
Subdivision construction	338	2	354	8
Land development	15	—	15	—
Commercial construction	—	—	—	—
Owner occupied one- to four-family residential	3,272	44	3,283	89
Non-owner occupied one- to four-family residential	3,225	38	3,331	92
Commercial real estate	7,391	145	7,328	223
Other residential	1,017	10	1,714	20
Commercial business	3,559	258	3,625	289
Industrial revenue bonds	—	—	—	—
Consumer auto	2,034	40	2,247	81
Consumer other	879	18	874	37
Home equity lines of credit	528	9	548	28

Total	$22,258	$564	$23,319	$867

At June 30, 2019, $6.2 million of impaired loans had specific valuation allowances totaling $1.4 million.  At December 31, 2018, $8.4 million of impaired loans had specific valuation allowances totaling $2.0 million.

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

The following tables present newly restructured loans during the three and six months ended June 30, 2019 and 2018, respectively, by type of modification:

	Three Months Ended June 30, 2019
				Total
	Interest Only	Term	Combination	Modification
	(In Thousands)

Consumer	$—	$52	$—	$52

	Three Months Ended June 30, 2018
				Total
	Interest Only	Term	Combination	Modification
	(In Thousands)

Consumer	$—	$287	$—	$287

	Six Months Ended June 30, 2019
				Total
	Interest Only	Term	Combination	Modification
	(In Thousands)

Consumer	$—	$79	$—	$79

	Six Months Ended June 30, 2018
				Total
	Interest Only	Term	Combination	Modification
	(In Thousands)

Mortgage loans on real estate:
One- to four-family residential	$1,348	$—	$—	$1,348
Consumer	—	439	—	439

	$1,348	$439	$—	$1,787

At June 30, 2019, the Company had $2.0 million of loans that were modified in troubled debt restructurings and impaired, as follows:  $261,000 of construction and land development loans, $787,000 of one- to four-family and other residential mortgage loans, $428,000 of commercial real estate loans, $178,000 of commercial business loans and $391,000 of consumer loans.  Of the total troubled debt restructurings at June 30, 2019, $1.5 million were accruing interest and $619,000 were classified as substandard using the Company’s internal grading system, which is described below.  The Company had no troubled debt restructurings which were modified in the previous 12 months and subsequently defaulted during the six months ended June 30, 2019.  When loans modified as troubled debt restructurings have subsequent payment defaults, the defaults are factored into the determination of the allowance for loan losses to ensure specific valuation allowances reflect amounts considered uncollectible.  At December 31, 2018, the Company had $6.9 million of loans that were modified in troubled debt restructurings and impaired, as follows:  $283,000 of construction and land development loans, $3.9 million of one- to four-family and other residential mortgage loans, $1.3 million of commercial real estate loans, $548,000 of commercial business loans and $803,000 of consumer loans.  Of the total troubled debt restructurings at December 31, 2018, $4.7 million were accruing interest and $2.5 million were classified as substandard using the Company’s internal grading system.  The Company had no troubled debt restructurings which were modified in the previous 12 months and subsequently defaulted during the year ended December 31, 2018.

During the three and six months ended June 30, 2019, $14,000 and $63,000 of loans, respectively, all of which consisted of consumer loans, designated as troubled debt restructurings met the criteria for placement back on accrual status.  The criteria is generally a minimum of six months of consistent and timely payment performance under original or modified terms.  During the three and six months ended June 30, 2018, loans designated as troubled debt restructurings totaling $16,000 and $39,000, respectively, all of which consisted of one- to four-family loans, met the criteria for placement back on accrual status.

The Company reviews the credit quality of its loan portfolio using an internal grading system that classifies loans as “Satisfactory,” “Watch,” “Special Mention,” “Substandard” and “Doubtful.”  Loans classified as watch are being monitored because of indications of potential weaknesses or deficiencies that may require future classification as special mention or substandard.  Special mention loans possess potential weaknesses that deserve management’s close attention but do not expose the Bank to a degree of risk that warrants substandard classification.  Substandard loans are characterized by the distinct possibility that the Bank will sustain some loss if certain deficiencies are not corrected.  Doubtful loans are those having all the weaknesses inherent to those classified Substandard with the added characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.  Loans not meeting any of the criteria previously described are considered satisfactory.  The FDIC-assisted acquired loans are evaluated using this internal grading system. These loans are accounted for in pools.  Minimal adverse classification in these acquired loan pools was identified as of June 30, 2019 and December 31, 2018, respectively.  See Note 7 for further discussion of the acquired loan pools and the termination of the loss sharing agreements.

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

The loan grading system is presented by loan class below:

	June 30, 2019
			Special
	Satisfactory	Watch	Mention	Substandard	Doubtful	Total
	(In Thousands)

One- to four-family residential
construction	$30,255	$—	$—	$—	$—	$30,255
Subdivision construction	12,973	—	—	—	—	12,973
Land development	42,446	30	—	3,556	—	46,032
Commercial construction	1,391,158	—	—	—	—	1,391,158
Owner occupied one- to four-
family residential	320,368	—	—	1,839	—	322,207
Non-owner occupied one- to
four-family residential	121,952	373	—	533	—	122,858
Commercial real estate	1,407,401	31,280	—	7,485	—	1,446,166
Other residential	796,341	—	—	—	—	796,341
Commercial business	306,808	4,762	—	1,395	—	312,965
Industrial revenue bonds	13,643	—	—	—	—	13,643
Consumer auto	200,146	77	—	838	—	201,061
Consumer other	51,580	103	—	394	—	52,077
Home equity lines of credit	119,650	99	—	353	—	120,102
Loans acquired and accounted
for under ASC 310-30,
net of discounts	151,173	—	—	521	—	151,694

Total	$4,965,894	$36,724	$—	$16,914	$—	$5,019,532

	December 31, 2018
			Special
	Satisfactory	Watch	Mention	Substandard	Doubtful	Total
	(In Thousands)

One- to four-family residential
construction	$25,803	$374	$—	$—	$—	$26,177
Subdivision construction	12,077	1,718	—	49	—	13,844
Land development	39,892	4,600	—	—	—	44,492
Commercial construction	1,417,166	—	—	—	—	1,417,166
Owner occupied one- to-four-
family residential	274,661	43	—	2,162	—	276,866
Non-owner occupied one- to-
four-family residential	119,951	941	—	1,546	—	122,438
Commercial real estate	1,357,987	11,061	—	2,387	—	1,371,435
Other residential	784,393	501	—	—	—	784,894
Commercial business	315,518	5,163	—	1,437	—	322,118
Industrial revenue bonds	13,940	—	—	—	—	13,940
Consumer auto	251,824	116	—	1,588	—	253,528
Consumer other	56,859	157	—	334	—	57,350
Home equity lines of credit	121,134	118	—	100	—	121,352
Loans acquired and accounted
for under ASC 310-30,
net of discounts	167,632	—	—	19	—	167,651

Total	$4,958,837	$24,792	$—	$9,622	$—	$4,993,251

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

The following table presents the balances of the acquired loans related to the various FDIC-assisted transactions at June 30, 2019 and December 31, 2018.

			Sun Security
	TeamBank	Vantus Bank	Bank	InterBank	Valley Bank
	(In Thousands)

June 30, 2019
Gross loans receivable	$9,347	$12,096	$19,266	$73,696	$50,488
Balance of accretable discount due to change in expected losses	(190)	(32)	(269)	(2,691)	(1,832)
Net carrying value to loans receivable	(9,123)	(11,834)	(18,555)	(64,863)	(46,769)
Expected loss remaining	$34	$230	$442	$6,142	$1,887

December 31, 2018
Gross loans receivable	$10,602	$14,097	$21,171	$85,205	$53,470
Balance of accretable discount due to change in expected losses	(399)	(58)	(342)	(1,695)	(169)
Net carrying value to loans receivable	(10,106)	(13,809)	(20,171)	(74,436)	(49,124)
Expected loss remaining	$97	$230	$658	$9,074	$4,177

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

The amount of the estimated cash flows expected to be received from the acquired loan pools in excess of the fair values recorded for the loan pools is referred to as the accretable yield.  The accretable yield is recognized as interest income over the estimated lives of the loans.  The Company continues to evaluate the fair value of the loans including cash flows expected to be collected.  Increases in the Company’s cash flow expectations are recognized as increases to the accretable yield while decreases are recognized as impairments through the allowance for loan losses.  During the three months ended June 30, 2019 and 2018, improvements in expected cash flows (reclassification of discounts from non-accretable to accretable) related to the acquired loan portfolios resulted in adjustments of $3.7 million and $725,000, respectively, to the accretable yield to be spread over the estimated remaining lives of the loans on a level-yield basis.  During the six months ended June 30, 2019 and 2018, improvements in expected cash flows (reclassification of discounts from non-accretable to accretable) related to the acquired loan portfolios resulted in adjustments of $5.3 million and $2.5 million, respectively, to the accretable yield to be spread over the estimated remaining lives of the loans on a level-yield basis.

Because the balance of these adjustments to accretable yield will be recognized generally over the remaining lives of the loan pools, they will impact future periods as well.  As of June 30, 2019, the remaining accretable yield adjustment that will affect interest income is $5.1 million.  Of the remaining adjustments affecting interest income, we expect to recognize $2.0 million of interest income during the remainder of 2019.  Additional adjustments to accretable yield may be recorded in future periods from the FDIC-assisted transactions, as the Company continues to estimate expected cash flows from the acquired loan pools.

The impact to income of adjustments on the Company’s financial results is shown below:

	Three Months Ended		Three Months Ended
	June 30, 2019		June 30, 2018
	(In Thousands, Except Per Share Data
	and Basis Points Data)

Impact on net interest income/
net interest margin (in basis points)	$1,399	12 bps	$1,070	10 bps
Net impact to pre-tax income	$1,399		$1,070
Net impact net of taxes	$1,080		$831
Impact to diluted earnings per share	$0.08		$0.06

	Six Months Ended		Six Months Ended
	June 30, 2019		June 30, 2018
	(In Thousands, Except Per Share Data
	and Basis Points Data)

Impact on net interest income/
net interest margin (in basis points)	$2,911	13 bps	$2,227	11 bps
Net impact to pre-tax income	$2,911		$2,227
Net impact net of taxes	$2,247		$1,729
Impact to diluted earnings per share	$0.16		$0.12

Changes in the accretable yield for acquired loan pools were as follows for the three and six months ended June 30, 2019 and 2018:

			Sun Security
	TeamBank	Vantus Bank	Bank	InterBank	Valley Bank
	(In Thousands)

Balance, April 1, 2019	$1,399	$1,302	$2,444	$7,948	$4,329
Accretion	(180)	(261)	(340)	(1,951)	(1,132)
Change in expected
accretable yield(1)	131	186	(245)	2,468	2,347

Balance, June 30, 2019	$1,350	$1,227	$1,859	$8,465	$5,544

Balance, April 1, 2018	$1,827	$1,755	$2,069	$6,904	$3,416
Accretion	(215)	(338)	(424)	(1,827)	(1,066)
Change in expected
accretable yield(1)	130	235	410	833	624

Balance, June 30, 2018	$1,742	$1,652	$2,055	$5,910	$2,974

(1)
Represents increases (decreases) in estimated cash flows expected to be received from the acquired loan pools, partially due to lower estimated credit losses.  The amounts also include changes in expected accretion of the loan pools for TeamBank, Vantus Bank, Sun Security Bank, InterBank and Valley Bank for the three months ended June 30, 2019, totaling $68,000, $186,000, $(336,000), $468,000 and $839,000, respectively, and for the three months ended June 30, 2018, totaling $115,000, $235,000, $236,000, $518,000 and $404,000, respectively.

			Sun Security
	TeamBank	Vantus Bank	Bank	InterBank	Valley Bank
	(In Thousands)

Balance, January 1, 2019	$1,356	$1,432	$2,242	$4,994	$3,063
Accretion	(615)	(478)	(781)	(3,979)	(1,985)
Change in expected
accretable yield(1)	609	273	398	7,450	4,466

Balance, June 30, 2019	$1,350	$1,227	$1,859	$8,465	$5,544

Balance, January 1, 2018	$2,071	$1,850	$2,901	$5,074	$2,695
Accretion	(442)	(617)	(854)	(3,650)	(2,197)
Change in expected
accretable yield(1)	113	419	8	4,486	2,476

Balance, June 30, 2018	$1,742	$1,652	$2,055	$5,910	$2,974

(1)
Represents increases in estimated cash flows expected to be received from the acquired loan pools, partially due to lower estimated credit losses.  The amounts also include changes in expected accretion of the loan pools for TeamBank, Vantus Bank, Sun Security Bank, InterBank and Valley Bank for the six months ended June 30, 2019, totaling $546,000, $273,000, $247,000, $4.6 million and $2.2 million, respectively, and for the six months ended June 30, 2018, totaling $98,000, $419,000, $(167,000), $2.9 million and $1.7 million, respectively.

NOTE 8: OTHER REAL ESTATE OWNED AND REPOSSESSIONS

Major classifications of other real estate owned were as follows:

	June 30,	December 31,
	2019	2018
	(In Thousands)

Foreclosed assets held for sale and repossessions
One- to four-family construction	$—	$—
Subdivision construction	918	1,092
Land development	2,584	3,191
Commercial construction	—	—
One- to four-family residential	—	269
Other residential	—	—
Commercial real estate	—	—
Commercial business	—	—
Consumer	999	928
	4,501	5,480
Foreclosed assets acquired through FDIC-assisted
transactions, net of discounts	1,301	1,401

Foreclosed assets held for sale and repossessions, net	5,802	6,881

Other real estate owned not acquired through foreclosure	1,305	1,559

Other real estate owned and repossessions	$7,107	$8,440

At June 30, 2019, other real estate owned not acquired through foreclosure included eight properties, seven of which were branch locations that were closed and are held for sale, and one of which is land acquired for a potential branch location.

At December 31, 2018, other real estate owned not acquired through foreclosure included nine properties, eight of which were branch locations that were closed and are held for sale, and one of which is land acquired for a potential branch location.

At June 30, 2019, residential mortgage loans totaling $511,000 were in the process of foreclosure, $501,000 of which were acquired loans.  Of the $501,000 of acquired loans, $243,000 were previously covered by loss sharing agreements and $258,000 were acquired in the Valley Bank transaction.

At December 31, 2018, residential mortgage loans totaling $1.3 million were in the process of foreclosure, $1.0 million of which were acquired loans.  Of the $1.0 million of acquired loans, $873,000 were previously covered by loss sharing agreements and $171,000 were acquired in the Valley Bank transaction.

Expenses applicable to other real estate owned and repossessions included the following:

	Three Months Ended
	June 30,
	2019	2018
	(In Thousands)

Net gains on sales of other real estate owned and repossessions	$(244)	$(977)
Valuation write-downs	197	2,757
Operating expenses, net of rental income	466	957

	$419	$2,737

	Six Months Ended
	June 30,
	2019	2018
	(In Thousands)

Net gains on sales of other real estate owned and repossessions	$(410)	$(1,449)
Valuation write-downs	444	3,373
Operating expenses, net of rental income	1,005	1,954

	$1,039	$3,878

NOTE 9: PREMISES AND EQUIPMENT

Major classifications of premises and equipment, stated at cost, were as follows:

	June 30,	December 31,
	2019	2018
	(In Thousands)

Land	$40,576	$40,508
Buildings and improvements	95,698	95,039
Furniture, fixtures and equipment	57,682	54,327
Operating leases right of use asset	9,106	—
	203,062	189,874
Less accumulated depreciation	59,589	57,450

	$143,473	$132,424

Leases.  The Company adopted ASU 2016-02, Leases (Topic 842), on January 1, 2019, using the modified retrospective transition approach whereby comparative periods were not restated.  The Company also elected certain relief options under the ASU, including the option not to recognize right of use asset and lease liabilities that arise from short-term leases (leases with terms of twelve months or less).  The Company has 17 total lease agreements in which it is the lessee, with lease terms exceeding twelve months, substantially all of which are for branch locations and commercial loan production offices.  All of our lease agreements where we have offsite ATMs are for terms not exceeding twelve months.  Adoption of this ASU resulted in the Company initially recognizing a right of use asset and corresponding lease liability of $9.5 million during the three months ended March 31, 2019.  The amount of the right of use asset and corresponding lease liability will fluctuate based on the Company’s lease terminations, new leases and lease modifications and renewals, and were both $9.1 million as of June 30, 2019.

All of our leases are classified as operating leases (as they were prior to January 1, 2019), and therefore were previously not recognized on the Company’s consolidated statements of financial condition.  With the adoption of ASU 2016-02, these operating leases are now included as a right of use asset in the premises and equipment line item on the Company’s consolidated statements of financial condition.  The corresponding lease liability is included in the accrued expenses and other liabilities line item on the Company’s consolidated statements of financial condition.  Because these leases are classified as operating leases, the adoption of the new standard did not have a material effect on lease expense on the Company’s consolidated statements of income.

ASU 2016-02 provides a number of optional practical expedients in transition. The Company has elected the “package of practical expedients,” which permits the Company not to reassess under the new standard the prior conclusions about lease identification, lease classification and initial direct costs. The Company also elected the use of the hindsight, a practical expedient which permits the use of information available after lease inception to determine the lease term via the knowledge of renewal options exercised not available as of the lease’s inception.  The practical expedient pertaining to land easements is not applicable to the Company.

ASU 2016-02 also requires certain other accounting elections.  The Company elected the short-term lease recognition exemption for all leases that qualify, meaning those with terms under twelve months.  Right of use assets or lease liabilities are not to be recognized for short-term leases. The Company also elected the practical expedient to not separate lease and non-lease components for all leases.   The Company’s short-term leases related to offsite ATMs have both fixed and variable lease payment components, based on the number of transactions at the various ATMs.  The variable portion of these lease payments is not material and the total lease expense related to ATMs for the three and six months ended June 30, 2019, was $76,000 and $149,000, respectively.

The calculated amounts of the right of use assets and lease liabilities in the table below are impacted by the length of the lease term and the discount rate used to present value the minimum lease payments. The Company’s lease agreements often include one or more options to renew at the Company’s discretion. If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the right of use asset and lease liability. Regarding the discount rate, the ASU requires the use of the rate implicit in the lease whenever this rate is readily determinable. As this rate is rarely determinable, the Company utilizes its incremental borrowing rate at lease inception over a similar term. The discount rate utilized was the FHLBank borrowing rate for the term corresponding to the expected term of the lease.  The expected lease terms range from 3.3 years to 19.9 years with a weighted-average lease term of 11.1 years.  The weighted-average discount rate was 3.40%.

	At or For the	At or For the
	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
	(In Thousands)
Statement of Financial Condition
Operating leases right of use asset	$9,106	$9,106
Operating leases liability	$9,153	$9,153

Statement of Income
Operating lease costs classified as occupancy and equipment expense	$371	$747
(includes short-term lease costs and amortization of right of use asset)

Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$351	$701
Right of use assets obtained in exchange for lease obligations:
Operating leases		$9,538

For the three months ended June 30, 2019 and 2018, lease expense was $371,000 and $323,000, respectively.  For the six months ended June 30, 2019 and 2018, lease expense was $747,000 and $654,000, respectively.  At June 30, 2019, future expected lease payments for leases with terms exceeding one year were as follows (in thousands):
2019	$597
2020	1,132
2021	1,148
2022	1,131
2023	1,082
2024	956
Thereafter	5,026

Future lease payments expected	11,072

Less interest portion of lease payments	(1,919)

Lease liability	$9,153

The Company does not sublease any of its leased facilities; however, it does lease to other third parties portions of facilities that it owns.  In terms of being the lessor in these circumstances, all of these lease agreements are classified as operating leases.  In the three and six months ended June 30, 2019, income recognized from these lessor agreements was $285,000 and $561,000, respectively, and was included in occupancy and equipment expense.

NOTE 10: DEPOSITS

	June 30,	December 31,
	2019	2018
	(In Thousands)

Time Deposits:
0.00% - 0.99%	$128,479	$150,656
1.00% - 1.99%	269,123	511,873
2.00% - 2.99%	1,257,086	857,973
3.00% - 3.99%	75,147	69,793
4.00% - 4.99%	1,065	1,116
Total time deposits (2.25% - 1.98%)	1,730,900	1,591,411
Non-interest-bearing demand deposits	667,732	661,061
Interest-bearing demand and savings deposits (0.51% - 0.46%)	1,489,904	1,472,535
Total Deposits	$3,888,536	$3,725,007

NOTE 11: ADVANCES FROM FEDERAL HOME LOAN BANK

At June 30, 2019 and December 31, 2018, there were no outstanding term advances from the Federal Home Loan Bank of Des Moines (FHLBank advances).  There were overnight borrowings from the Federal Home Loan Bank of Des Moines, which are included below in Note 12.

NOTE 12: SECURITIES SOLD UNDER REVERSE REPURCHASE AGREEMENTS AND SHORT-TERM BORROWINGS

	June 30, 2019	December 31, 2018
	(In Thousands)

Notes payable – Community Development Equity Funds	$1,316	$1,625
Other interest-bearing liabilities	30,820	13,100
Overnight borrowings from the Federal Home Loan Bank	136,500	178,000
Securities sold under reverse repurchase agreements	98,632	105,253

	$267,268	$297,978

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

At both June 30, 2019 and December 31, 2018, other interest-bearing liabilities consisted of cash collateral held by the Company to satisfy minimum collateral posting thresholds with its derivative dealer counterparties representing the termination value of derivatives, which at such time were in a net asset position.  Under the collateral agreements between the parties, either party may choose to provide cash or securities to satisfy its collateral requirements.

The following table represents the Company’s securities sold under reverse repurchase agreements, by collateral type and remaining contractual maturity.

	June 30, 2019	December 31, 2018
	Overnight and	Overnight and
	Continuous	Continuous
(In Thousands)

Mortgage-backed securities – GNMA, FNMA, FHLMC	$98,632	$105,253

NOTE 13: SUBORDINATED NOTES

On August 8, 2016, the Company completed the public offering and sale of $75.0 million of its subordinated notes.  The notes are due August 15, 2026, and have a fixed interest rate of 5.25% until August 15, 2021, at which time the rate becomes floating at a rate equal to three-month LIBOR plus 4.087%.  The Company may call the notes at par beginning on August 15, 2021, and on any scheduled interest payment date thereafter.  The notes were sold at par, resulting in net proceeds, after underwriting discounts and commissions, legal, accounting and other professional fees, of approximately $73.5 million.  Total debt issuance costs of approximately $1.5 million were deferred and are being amortized over the expected life of the notes, which is five years.  Amortization of the debt issuance costs during the three months ended June 30, 2019 and 2018, totaled $108,000 and $38,000, respectively, and is included in interest expense on subordinated notes in the consolidated statements of income, resulting in an imputed interest rate of 5.91%.  Amortization of the debt issuance costs during the six months ended June 30, 2019 and 2018, totaled $217,000 and $78,000, respectively, and is included in interest expense on subordinated notes in the consolidated statements of income, resulting in an imputed interest rate of 5.91%.

At June 30, 2019 and December 31, 2018, subordinated notes are summarized as follows:

	June 30, 2019	December 31, 2018
	(In Thousands)

Subordinated notes	$75,000	$75,000
Less: unamortized debt issuance costs	941	1,158
	$74,059	$73,842

NOTE 14: INCOME TAXES

Reconciliations of the Company’s effective tax rates to the statutory corporate tax rates were as follows:

	Three Months Ended June 30,
	2019	2018

Tax at statutory rate	21.0%	21.0%
Nontaxable interest and dividends	(0.5)	(0.8)
Tax credits	(4.2)	(3.6)
State taxes	1.2	1.2
Other	(0.7)	(0.1)
	16.8%	17.7%

	Six Months Ended June 30,
	2019	2018

Tax at statutory rate	21.0%	21.0%
Nontaxable interest and dividends	(0.5)	(0.9)
Tax credits	(4.4)	(4.0)
State taxes	1.3	1.2
Other	0.3	(0.3)
	17.7%	17.0%

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

The Company considers transfers between the levels of the hierarchy to be recognized at the end of related reporting periods.  From December 31, 2018 to June 30, 2019, no assets for which fair value is measured on a recurring basis transferred between any levels of the hierarchy.

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying statements of financial condition measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fell at June 30, 2019 and December 31, 2018:

		Fair value measurements using
		Quoted prices
		in active
		markets	Other	Significant
		for identical	observable	unobservable
		assets	inputs	inputs
	Fair value	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)

June 30, 2019
Agency mortgage-backed securities	$191,577	$—	$191,577	$—
Agency collateralized mortgage obligations	71,807	—	71,807	—
States and political subdivisions	42,265	—	42,265	—
Interest rate derivative asset	31,855	—	31,855	—
Interest rate derivative liability	(1,281)	—	(1,281)	—

December 31, 2018
Agency mortgage-backed securities	$153,258	$—	$153,258	$—
Agency collateralized mortgage obligations	39,260	—	39,260	—
States and political subdivisions	51,450	—	51,450	—
Interest rate derivative asset	12,800	—	12,800	—
Interest rate derivative liability	(716)	—	(716)	—

The following is a description of inputs and valuation methodologies used for assets recorded at fair value on a recurring basis and recognized in the accompanying statements of financial condition at June 30, 2019 and December 31, 2018, as well as the general classification of such assets pursuant to the valuation hierarchy.  There have been no significant changes in the valuation techniques during the six-month period ended June 30, 2019.  For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

Available-for-Sale Securities. Investment securities available for sale are recorded at fair value on a recurring basis. The fair values used by the Company are obtained from an independent pricing service, which represent either quoted market prices for the identical asset or fair values determined by pricing models, or other model-based valuation techniques, that consider observable market data, such as interest rate volatilities, LIBOR yield curve, credit spreads and prices from market makers and live trading systems.  Recurring Level 2 securities include U.S. government agency securities, mortgage-backed securities, state and municipal bonds and certain other investments. Inputs used for valuing Level 2 securities include observable data that may include dealer quotes, benchmark yields, market spreads, live trading levels and market consensus prepayment speeds, among other things. Additional inputs include indicative values derived from the independent pricing service’s proprietary computerized models.  There were no recurring Level 3 securities at June 30, 2019 or December 31, 2018.

Interest Rate Derivatives. The fair value is estimated using forward-looking interest rate curves and is determined using observable market rates and, therefore, are classified within Level 2 of the valuation hierarchy.

Nonrecurring Measurements

The following tables present the fair value measurements of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2019 and December 31, 2018:

		Fair Value Measurements Using
		Quoted prices
		in active
		markets	Other	Significant
		for identical	observable	unobservable
		assets	inputs	inputs
	Fair value	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)

June 30, 2019
Impaired loans	$733	$—	$—	$733

Foreclosed assets held for sale	$851	$—	$—	$851

December 31, 2018
Impaired loans	$2,805	$—	$—	$2,805

Foreclosed assets held for sale	$1,776	$—	$—	$1,776

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

Loans Held for Sale.  Mortgage loans held for sale are recorded at the lower of carrying value or fair value.  The fair value of mortgage loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics.  As such, the Company classifies mortgage loans held for sale as Nonrecurring Level 2.  Write-downs to fair value typically do not occur as the Company generally enters into commitments to sell individual mortgage loans at the time the loan is originated to reduce market risk.  The Company typically does not have commercial loans held for sale.  At June 30, 2019 and December 31, 2018, the aggregate fair value of mortgage loans held for sale exceeded their cost.  Accordingly, no mortgage loans held for sale were marked down and reported at fair value.

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

The Company records impaired loans as Nonrecurring Level 3. If a loan’s fair value as estimated by the Company is less than its carrying value, the Company either records a charge-off of the portion of the loan that exceeds the fair value or establishes a reserve within the allowance for loan losses specific to the loan.  Loans for which such charge-offs or reserves were recorded during the six months ended June 30, 2019 or the year ended December 31, 2018, are shown in the table above (net of reserves).

Foreclosed Assets Held for Sale.  Foreclosed assets held for sale are initially recorded at fair value less estimated cost to sell at the date of foreclosure.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less estimated cost to sell.  Foreclosed assets held for sale are classified within Level 3 of the fair value hierarchy.  The foreclosed assets represented in the table above have been re-measured during the six months ended June 30, 2019 or the year ended December 31, 2018, subsequent to their initial transfer to foreclosed assets.

Fair Value of Financial Instruments

The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying statements of financial condition at amounts other than fair value.

Cash and Cash Equivalents and Federal Home Loan Bank Stock. The carrying amount approximates fair value.

Loans and Interest Receivable.  The fair value of loans is estimated on an exit price basis incorporating contractual cash flows, prepayments, discount spreads, credit losses and liquidity premiums.  Loans with similar characteristics were aggregated for purposes of the calculations.  The carrying amount of accrued interest receivable approximates its fair value.

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

	June 30, 2019			December 31, 2018
	Carrying	Fair	Hierarchy	Carrying	Fair	Hierarchy
	Amount	Value	Level	Amount	Value	Level
	(In Thousands)

Financial assets
Cash and cash equivalents	$181,372	$181,372	1	$202,742	$202,742	1
Mortgage loans held for sale	11,106	11,106	2	1,650	1,650	2
Loans, net of allowance for loan losses	4,112,455	4,101,133	3	3,989,001	3,955,786	3
Accrued interest receivable	14,351	14,351	3	13,448	13,448	3
Investment in FHLBank stock	11,093	11,093	3	12,438	12,438	3

Financial liabilities
Deposits	3,888,536	3,890,877	3	3,725,007	3,717,899	3
Short-term borrowings	267,268	267,268	3	297,978	297,978	3
Subordinated debentures	25,774	25,774	3	25,774	25,774	3
Subordinated notes	74,059	76,125	2	73,842	75,188	2
Accrued interest payable	4,209	4,209	3	3,570	3,570	3

Unrecognized financial instruments (net of contractual value)
Commitments to originate loans	—	—	3	—	—	3
Letters of credit	126	126	3	146	146	3
Lines of credit	—	—	3	—	—	3

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

As part of the Valley Bank FDIC-assisted acquisition, the Company acquired seven loans with related interest rate swaps.  Valley’s swap program differed from the Company’s in that Valley did not have back to back swaps with the customer and a counterparty.  Five of the seven acquired loans with interest rate swaps have paid off.  The aggregate notional amount of the two remaining Valley swaps was $736,000 at June 30, 2019.  At June 30, 2019, excluding the Valley Bank swaps, the Company had 18 interest rate swaps totaling $69.6 million in notional amount with commercial customers, and 18 interest rate swaps with the same aggregate notional amount with third parties related to its program.  In addition, the Company has three participation loans purchased totaling $30.7 million, in which the lead institution has an interest rate swap with its customer and the economics of the counterparty swap are passed along to the Company through the loan participation.  At December 31, 2018, excluding the Valley Bank swaps, the Company had 18 interest rate swaps totaling $78.5 million in notional amount with commercial customers, and 18 interest rate swaps with the same aggregate notional amount with third parties related to its program.  During the three months ended June 30, 2019 and 2018, the Company recognized net gains (losses) of $(44,000) and $11,000, respectively, in noninterest income related to changes in the fair value of these swaps.  During the six months ended June 30, 2019 and 2018, the Company recognized net gains (losses) of $(68,000) and $48,000, respectively, in noninterest income related to changes in the fair value of these swaps.

Cash Flow Hedges

Interest Rate Swap.  As a strategy to maintain acceptable levels of exposure to the risk of changes in future cash flows due to interest rate fluctuations, in October 2018, the Company entered into an interest rate swap transaction as part of its ongoing interest rate management strategies to hedge the risk of its floating rate loans.  The notional amount of the swap is $400 million with a termination date of October 6, 2025.  Under the terms of the swap, the Company receives a fixed rate of interest of 3.018% and pays a floating rate of interest equal to one-month USD-LIBOR.  The floating rate resets monthly and net settlements of interest due to/from the counterparty also occur monthly.  The floating rate of interest was 2.4185% as of June 30, 2019.  Therefore, in the near term, the Company will receive net interest settlements which will be recorded as loan interest income, to the extent that the fixed rate of interest continues to exceed one-month USD-LIBOR.  If one-month USD-LIBOR exceeds the fixed rate of interest in future periods, the Company will be required to pay net settlements to the counterparty and will record those net payments as a reduction of interest income on loans.  The Company recorded interest income related to this swap transaction of $568,000 and $1.1 million during the three and six months ended June 30, 2019, respectively.  The effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affected earnings.  Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.  During both the three and six months ended June 30, 2019, the Company recognized $-0- in noninterest income related to changes in the fair value of this derivative.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Financial Condition:

	Location in	Fair Value
	Consolidated Statements	June 30,	December 31,
	of Financial Condition	2019	2018
		(In Thousands)
Derivatives designated as
hedging instruments
Interest rate swap	Prepaid expenses and other assets	$30,665	$12,106

Total derivatives designated
as hedging instruments		$30,665	$12,106

Derivatives not designated
as hedging instruments

Asset Derivatives
Interest rate products	Prepaid expenses and other assets	$1,190	$694

Total derivatives not designated
as hedging instruments		$1,190	$694

Liability Derivatives
Interest rate products	Accrued expenses and other liabilities	$1,281	$716

Total derivatives not designated
as hedging instruments		$1,281	$716

The following table presents the effect of cash flow hedge accounting on the statements of comprehensive income:

	Amount of Gain (Loss)
	Recognized in AOCI
	Three Months Ended June 30,
Cash Flow Hedges	2019	2018
	(In Thousands)

Interest rate swap, net of income taxes	$8,528	$—

	Amount of Gain (Loss)
	Recognized in AOCI
	Six Months Ended June 30,
Cash Flow Hedges	2019	2018
	(In Thousands)

Interest rate swap, net of income taxes	$14,328	$—

The following table presents the effect of cash flow hedge accounting on the statements of operations:

	Three Months Ended June 30,
Cash Flow Hedges	2019		2018

	Interest Income	Interest Expense	Interest Income	Interest Expense
	(In Thousands)

Interest rate swap	$568	$—	$—	$—

	Six Months Ended June 30,
Cash Flow Hedges	2019		2018

	Interest Income	Interest Expense	Interest Income	Interest Expense
	(In Thousands)

Interest rate swap	$1,081	$—	$—	$—

Agreements with Derivative Counterparties

The Company has agreements with its derivative counterparties.  If the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.  If the Bank fails to maintain its status as a well-capitalized institution, then the counterparty could terminate the derivative positions and the Company would be required to settle its obligations under the agreements.  Similarly, the Company could be required to settle its obligations under certain of its agreements if certain regulatory events occur, such as the issuance of a formal directive, or if the Company’s credit rating is downgraded below a specified level.

As of June 30, 2019, the termination value of derivatives with our derivative dealer counterparties (related to loan level swaps with commercial lending customers) in a net liability position, which included accrued interest but excluded any adjustment for nonperformance risk, related to these agreements was $1.1 million.  In addition, as of June 30, 2019, the termination value of derivatives with our derivative dealer counterparty (related to the balance sheet hedge commenced in October 2018) in a net asset position, which included accrued interest but excluded any adjustment for nonperformance risk, related to these agreements was $30.7 million.  The Company has minimum collateral posting thresholds with its derivative dealer counterparties.  At June 30, 2019, the Company’s activity with one of its derivative counterparties met the level at which the minimum collateral posting thresholds take effect (collateral to be received by the Company) and the derivative counterparties had posted collateral of $30.8 million to the Company to satisfy the balance sheet hedge.   Additionally, the Company’s activity with one of its derivative counterparties met the level at which the minimum collateral posting thresholds take effect (collateral to be given by the Company) and the Company had posted collateral of $686,000 to the derivative counterparties to satisfy the loan level agreements.  As of December 31, 2018, the termination value of derivatives with our derivative dealer counterparties (related to loan level swaps with commercial lending customers) in a net asset position, which included accrued interest but excluded any adjustment for nonperformance risk, related to these agreements was $396,000.  In addition, as of December 31, 2018, the termination value of derivatives with our derivative dealer counterparty (related to the balance sheet hedge commenced in October 2018) in a net asset position, which included accrued interest but excluded any adjustment for nonperformance risk, related to these agreements was $12.3 million.  The Company has minimum collateral posting thresholds with its derivative dealer counterparties.  At December 31, 2018, the Company’s activity with certain of its derivative counterparties met the level at which the minimum collateral posting thresholds take effect (collateral to be received by the Company) and the derivative counterparties had posted collateral of $704,000 to the Company to satisfy the loan level agreements and collateral of $12.8 million to the Company to satisfy the balance sheet hedge.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

When used in this Quarterly Report on Form 10-Q and other documents filed or furnished by Great Southern Bancorp, Inc. (the “Company”) with the Securities and Exchange Commission (the "SEC"), in the Company's press releases or other public or stockholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "intends" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including, among other things, (i) expected revenues, cost savings, earnings accretion, synergies and other benefits from the Company's merger and acquisition activities might not be realized within the anticipated time frames or at all, and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, might be greater than expected; (ii) changes in economic conditions, either nationally or in the Company's market areas; (iii) fluctuations in interest rates; (iv) the risks of lending and investing activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses; (v) the possibility of other-than-temporary impairments of securities held in the Company's securities portfolio; (vi) the Company's ability to access cost-effective funding; (vii) fluctuations in real estate values and both residential and commercial real estate market conditions; (viii) demand for loans and deposits in the Company's market areas; (ix) the ability to adapt successfully to technological changes to meet customers' needs and developments in the marketplace; (x) the possibility that security measures implemented might not be sufficient to mitigate the risk of a cyber attack or cyber theft, and that such security measures might not protect against systems failures or interruptions; (xi) legislative or regulatory changes that adversely affect the Company's business, including, without limitation, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and its implementing regulations, the overdraft protection regulations and customers' responses thereto and the Tax Reform Legislation; (xii) changes in accounting principles, policies or guidelines; (xiii) monetary and fiscal policies of the Federal Reserve Board and the U.S. Government and other governmental initiatives affecting the financial services industry; (xiv) results of examinations of the Company and Great Southern Bank by their regulators, including the possibility that the regulators may, among other things, require the Company to limit its business activities, change its business mix, increase its allowance for loan losses, write-down assets or increase its capital levels, or affect its ability to borrow funds or maintain or increase deposits, which could adversely affect its liquidity and earnings; (xv) costs and effects of litigation, including settlements and judgments; and (xvi) competition. The Company wishes to advise readers that the factors listed above and other risks described from time to time in documents filed or furnished by the Company with the SEC could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

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

See Note 6 “Loans and Allowance for Loan Losses” included in Item 1 for additional information regarding the allowance for loan losses. Inherent in this process is the evaluation of individual significant credit relationships. From time to time certain credit relationships may deteriorate due to payment performance, cash flow of the borrower, value of the collateral, or other factors. In these instances, management may revise its loss estimates and assumptions for these specific credits due to changing circumstances. In some cases, additional losses may be realized; in other instances, the factors that led to the deterioration may improve or the credit may be refinanced elsewhere and allocated allowances may be released from the particular credit.  No significant changes were made to management's overall methodology for evaluating the allowance for loan losses during the periods presented in the financial statements of this report.

In the three months ending March 31, 2020, the Company will adopt ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326), which requires an entity to reflect its current estimate of all expected future credit losses. The Company previously formed a cross-functional committee to oversee the system, data, reporting and other considerations for purposes of meeting the requirements of this standard.  Data and system needs were assessed.  As a result, third-party software was acquired and implemented to manage the data.  We have completed the upload of the necessary historical loan data to the software that will be used in meeting certain requirements of this standard.  Our loss data covers multiple credit cycles back to 2003.  Parallel testing of the new methodology compared to the current methodology has been performed throughout 2019 and the Company continues to evaluate the impact of adopting the new guidance.  The Company engaged a third party to perform validation of the accuracy of inputs into the model.  This review is currently in process.  The Company expects to recognize a one-time cumulative effect adjustment to the allowance for loan losses upon adoption, but cannot yet determine the exact amount of any such one-time adjustment, or the overall impact of the new guidance on the Company’s consolidated financial statements.  Based on the current modeling results, we anticipate that the one-time cumulative effect adjustment will be less than five percent of total stockholders’ equity.

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

Goodwill and Intangible Assets

Goodwill and intangible assets that have indefinite useful lives are subject to an impairment test at least annually and more frequently if circumstances indicate their value may not be recoverable. Goodwill is tested for impairment using a process that estimates the fair value of each of the Company’s reporting units compared with its carrying value. The Company defines reporting units as a level below each of its operating segments for which there is discrete financial information that is regularly reviewed. As of June 30, 2019, the Company had one reporting unit to which goodwill has been allocated – the Bank.  If the fair value of a reporting unit exceeds its carrying value, then no impairment is recorded. If the carrying value exceeds the fair value of a reporting unit, further testing is completed comparing the implied fair value of the reporting unit’s goodwill to its carrying value to measure the amount of impairment. Intangible assets that are not amortized must be tested for impairment at least annually by comparing the fair values of those assets to their carrying values. At June 30, 2019, goodwill consisted of $5.4 million at the Bank reporting unit, which included goodwill of $4.2 million that was recorded during 2016 related to the acquisition of 12 branches from Fifth Third Bank.  Other identifiable intangible assets that are subject to amortization are amortized on a straight-line basis over a period of seven years. At June 30, 2019, the amortizable intangible assets consisted of core deposit intangibles of $3.3 million, which are reflected in the table below.  These amortizable intangible assets are reviewed for impairment if circumstances indicate their value may not be recoverable based on a comparison of fair value.

While the Company believes no impairment of its goodwill or other intangible assets existed at June 30, 2019, different conditions or assumptions used to measure fair value of reporting units, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of the Company’s impairment evaluation in the future.

A summary of goodwill and intangible assets is as follows:

	June 30, 2019	December 31, 2018
	(In Thousands)

Goodwill – Branch acquisitions	$5,396	$5,396
Deposit intangibles
InterBank	—	36
Boulevard Bank	214	275
Valley Bank	800	1,000
Fifth Third Bank	2,265	2,581
	3,279	3,892
	$8,675	$9,288

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

In June 2019, the economy broke the record for the longest period of economic growth in US history.  After slower job growth reported in previous months pointed to an economic downturn, the job market increased sharply with 224,000 new jobs added in June.  The national unemployment rate remained steady at 3.7% .The rate compares to a 4.0% rate at June 2018 and is still the lowest rate of unemployed Americans recorded since December 1969.  Employment increases were primarily in business services and health care.  In June 2019, the U.S. labor force participation rate (the share of working-age Americans who were either employed or are actively looking for a job) was 62.9% and the employment population ratio was 60.6%, with both ratios changing little over the past few months.   The unemployment rate for the Midwest, where most of the Company’s business is conducted, remained stable and consistent with the national average at 3.7% in June 2019.  Unemployment rates for June 2019 were:  Missouri at 3.3%, Arkansas at 3.5%, Kansas at 3.4%, Iowa at 2.4%, Minnesota at 3.3%, Illinois at 4.3%, Oklahoma at 3.2%, Texas at 3.4%, Georgia at 3.7% and Colorado at 3.0%.  Of the metropolitan areas in which the Company does business, the Chicago area had the highest unemployment level at 3.5% as of May 2019.  This rate has improved significantly since the 4.9% rate reported as of December 2017.  The unemployment rates for the Springfield and St. Louis market areas were at 2.7% and 3.1%, respectively, well below the national average.  Metropolitan areas in Iowa, Missouri, Nebraska and Minnesota continued to boast unemployment levels amongst the lowest in the nation.

Sales of newly built single-family homes for June 2019 were at a seasonally adjusted annual rate of 646,000 according to U.S. Census Bureau and the Department of Housing and Urban Development estimates.  This is 7% above the revised May 2019 seasonally adjusted annual rate of 604,000, and is 4.5% above the June 2018 seasonally adjusted annual rate of 618,000.  The median sales price of new houses sold in June 2019 was $310,400, up from $302,100 a year earlier.  The June 2019 average sales price of $368,600 was down slightly from $370,100 a year ago.  The inventory of new homes for sale at the end of June would support 6.3 months’ supply at the current sales pace, down from 6.7 months in May 2019.

Existing-home sales weakened in June, as total sales saw a small decline after a previous month of gains, according to the National Association of Realtors (NAR). Total existing home sales decreased 1.7% from May to a seasonally adjusted rate of 5.27 million in June 2019.  Sales as a whole are down 2.2% from a year ago.  Total housing inventory at the end of June 2019 increased to 1.93 million, up slightly from 1.91 million existing homes available for sale in May 2019, but unchanged from the level of June 2018.  Unsold inventory is at a 4.4-month supply at the current sales pace, up from a 4.3-month supply in both May and June 2018.

The median existing home price for all housing types in June 2019 reached an all-time high of $285,700, up 4.3% from June 2018.  June’s price increase marks the 88th straight month of year-over-year gains.  The Midwest region existing home median sale price was $230,400, which is up 6.7% from last year. First-time buyers accounted for 35% of sales in June 2019, up slightly from 32% the prior month and 31% a year ago.

According to Freddie Mac, the average commitment rate for a 30-year, conventional, fixed-rate mortgage decreased to 3.80% in June 2019, down from 4.07% in May 2019. The average commitment rate for all of 2018 was 4.54%, up from 3.99% for 2017.

The multi-family sector rebounded in 2017 and 2018, with demand approaching the highest level on record. National vacancy rates were 5.7% at the end of June 2019, while our market areas reflected the following vacancy levels: Springfield, Mo. at 4.6%, St. Louis at 8.3%, Kansas City at 6.6%, Minneapolis at 4.1%, Tulsa, Okla. at 8.9%, Dallas-Fort Worth at 7.7%, Chicago at 5.9%, Atlanta at 8.4% and Denver at 6.6%. Rent growth picked up in recent months and demand has increased at a steady rate supported by the strong economy.  Vacancy rates have increased in Tulsa, St. Louis and Dallas due to an increased number of units coming on-line. Developers continue to favor more-expensive submarkets.  Transaction volume has slowed, but pricing has remained on an upward trajectory.  Cap rates are still at low levels. Continued increase in the homeownership rate is the largest risk to the apartment sector.  Despite the decline in affordability and rigid mortgage origination standards, about two-thirds of consumers still believe now is a good time to buy a home, according to a recent University of Michigan consumer survey. The homeownership rate has risen by more than a percentage point since 2016, to 64.2% in 2019. Per information provided by Integra IRR Viewpoint, all of the Company’s market areas within the multi-family sector are in expansion phase with the exception of Denver and Atlanta, which are both currently in a hyper-supply phase.

Per Integra, nationally, approximately 45% of the suburban office markets are in an expansion market cycle -- characterized by decreasing vacancy rates, moderate/high new construction, high absorption, moderate/high employment growth and medium/high rental rate growth.  Signs of late-cycle conditions are spreading in 2019. Both central business district and suburban markets are being categorized as either in recession or in hyper-supply by about one in 10 market respondents. So while most markets are in recovery or expansion, they tilt toward risk in the coming years. The Company’s larger market areas in the suburban office expansion market cycle include Minneapolis, Dallas-Ft. Worth, and St. Louis.  Tulsa, Okla. and Kansas City are currently in the recovery/expansion market cycle -- typified by decreasing vacancy rates, low new construction, moderate absorption, low/moderate employment growth and negative/low rental rate growth. Chicago is currently in a recession market cycle typified by increasing vacancies, low absorption and low new construction while Denver is in hyper-supply.

Approximately 70% of the retail sector is in the expansion phase of the market cycle, with another 20% in recovery mode and the remaining 10% in hyper-supply and recession.  The Company’s larger market areas included in the retail expansion market segment, are Chicago, Denver, Minneapolis, Kansas City, Dallas-Ft. Worth, and St. Louis, with Chicago and Minneapolis nearing hyper-supply. The Atlanta and Tulsa markets are each in recovery phase.

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

Great Southern's total assets increased $195.3 million, or 4.2%, from $4.68 billion at December 31, 2018, to $4.87 billion at June 30, 2019. Full details of the current period changes in total assets are provided in the “Comparison of Financial Condition at June 30, 2019 and December 31, 2018” section of this Quarterly Report on Form 10-Q.

Loans.  Net outstanding loans increased $123.5 million, or 3.1%, from $3.99 billion at December 31, 2018, to $4.11 billion at June 30, 2019.  Included in the net increase in loans were reductions of $16.0 million in the FDIC-acquired loan portfolios.  Increases primarily occurred in commercial construction loans, commercial real estate loans, one-to four-family residential mortgage loans and other residential (multi-family) loans.  These increases were partially offset by decreases in consumer auto loans.  The increases were primarily due to loan growth in our existing banking center network and our commercial loan production offices.  Excluding FDIC-assisted acquired loans and mortgage loans held for sale, total gross loans increased $42.2 million from December 31, 2018 to June 30, 2019.  As loan demand is affected by a variety of factors, including general economic conditions, and because of the competition we face and our focus on pricing discipline and credit quality, no assurances can be made regarding our future loan growth.  The Company's strategy continues to be focused on maintaining credit risk and interest rate risk at appropriate levels.

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

While our policy allows us to lend up to 95% of the appraised value on one-to four-family residential properties, originations of loans with loan-to-value ratios at that level are minimal.  Private mortgage insurance is typically required for loan amounts above the 80% level.  Few exceptions occur and would be based on analyses which determined minimal transactional risk to be involved.  We consider these lending practices to be consistent with or more conservative than what we believe to be the norm for banks our size.  At each of June 30, 2019 and December 31, 2018, an estimated 0.1% of total owner occupied one- to four-family residential loans had loan-to-value ratios above 100% at origination.  At each of June 30, 2019 and December 31, 2018, an estimated 0.9% of total non-owner occupied one- to four-family residential loans had loan-to-value ratios above 100% at origination.

At June 30, 2019, troubled debt restructurings totaled $2.0 million, or less than 0.1% of total loans, down $4.9 million from $6.9 million, or 0.2% of total loans, at December 31, 2018.  Concessions granted to borrowers experiencing financial difficulties may include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.  For troubled debt restructurings occurring during the six months ended June 30, 2019, no loans were restructured into multiple new loans.   For troubled debt restructurings occurring during the year ended December 31, 2018, five loans totaling $31,000 were restructured into multiple new loans.  For further information on troubled debt restructurings, see Note 6 of the Notes to Consolidated Financial Statements contained in this report.

Loans that were acquired through FDIC-assisted transactions, which are accounted for in pools, are currently included in the analysis and estimation of the allowance for loan losses.  If expected cash flows to be received on any given pool of loans decreases from previous estimates, then a determination is made as to whether the loan pool should be charged down or the allowance for loan losses should be increased (through a provision for loan losses).  Acquired loans are described in Note 7 of the Notes to Consolidated Financial Statements contained in this report.  For acquired loan pools, the Company may allocate, and at June 30, 2019, has allocated, a portion of its allowance for loan losses related to these loan pools in a manner similar to how it allocates its allowance for loan losses to those loans which are collectively evaluated for impairment.

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

Available-for-sale Securities.  In the six months ended June 30, 2019, available-for-sale securities increased $61.7 million, or 25.3%, from $244.0 million at December 31, 2018, to $305.6 million at June 30, 2019.  The increase was primarily due to the purchase of FNMA and GNMA fixed-rate multi-family mortgage-backed securities, partially offset by calls of municipal securities and normal monthly payments received related to the portfolio of mortgage-backed securities.  The Company used increased deposits and short-term borrowings to fund this increase in investment securities.  The addition of these securities is a component of the Company’s asset/liability management strategy to partially mitigate risk from falling interest rates.

Deposits.  The Company attracts deposit accounts through its retail branch network, correspondent banking and corporate services areas, and brokered deposits. The Company then utilizes these deposit funds, along with FHLBank advances and other borrowings, to meet loan demand or otherwise fund its activities. In the six months ended June 30, 2019, total deposit balances increased $163.5 million, or 4.4%.  Transaction account balances increased $24.0 million to $2.16 billion at June 30, 2019, while retail certificates of deposit increased $96.5 million, to $1.36 billion at June 30, 2019.  The increases in transaction accounts were primarily a result of increases in money market and NOW deposit accounts.  Retail certificates of deposit increased due to an increase in certificates opened through the Company’s internet deposit acquisition channels.  In addition, at June 30, 2019 and December 31, 2018, customer deposits totaling $30.9 million and $27.9 million, respectively, were part of the CDARS program, which allows customers to maintain balances in an insured manner that would otherwise exceed the FDIC deposit insurance limit. Brokered deposits, including CDARS program purchased funds, were $369.9 million at June 30, 2019, an increase of $43.0 million from $326.9 million at December 31, 2018.

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

Federal Home Loan Bank Advances and Short Term Borrowings.  The Company’s Federal Home Loan Bank advances totaled $-0- at both June 30, 2019 and December 31, 2018.  At both June 30, 2019 and December 31, 2018, there were no borrowings from the FHLBank, other than overnight advances which are included in the short term borrowings category.

Short term borrowings and other interest-bearing liabilities decreased $24.1 million from $192.7 million at December 31, 2018 to $168.6 million at June 30, 2019.  The short term borrowings included overnight FHLBank borrowings of $136.5 million and $178.0 million at June 30, 2019 and December 31, 2018, respectively. The Company utilizes both overnight borrowings and short-term FHLBank advances depending on relative interest rates.

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

The current level and shape of the interest rate yield curve poses challenges for interest rate risk management. Prior to its increase of 0.25% on December 16, 2015, the FRB had last changed interest rates on December 16, 2008. This was the first rate increase since September 29, 2006.  The FRB has now also implemented rate increases of 0.25% on eight different occasions beginning December 14, 2016, with the Federal Funds rate now at 2.50%.  A substantial portion of Great Southern’s loan portfolio ($1.59 billion at June 30, 2019) is tied to the one-month or three-month LIBOR index and will be subject to adjustment at least once within 90 days after June 30, 2019.  Of these loans, $1.54 billion had interest rate floors.  Great Southern also has a significant portfolio of loans ($241 million at June 30, 2019) tied to a "prime rate" of interest and will adjust immediately with changes to the “prime rate” of interest. But for the interest rate floors, a rate cut by the FRB generally would have an anticipated immediate negative impact on the Company’s net interest income due to the large total balance of loans which generally adjust immediately as the Federal Funds rate adjusts. Loans at their floor rates are, however, subject to the risk that borrowers will seek to refinance elsewhere at the lower market rate.  Because the Federal Funds rate is still generally low, there may also be a negative impact on the Company's net interest income due to the Company's inability to significantly lower its funding costs in the current competitive rate environment, although interest rates on assets may decline further. Conversely, interest rate increases would normally result in increased interest rates on our LIBOR-based and prime-based loans.  As of June 30, 2019, Great Southern's interest rate risk models indicate that, generally, rising interest rates are expected to have a positive impact on the Company's net interest income, while declining interest rates are expected to have a negative impact on net interest income. We model various interest rate scenarios for rising and falling rates, including both parallel and non-parallel shifts in rates. The results of our modeling indicate that net interest income is not likely to be materially affected either positively or negatively in the first twelve months following a rate change, regardless of any changes in interest rates, because our portfolios are relatively well matched in a twelve-month horizon. The effects of interest rate changes, if any, on net interest income are expected to be greater in the 12 to 36 months following a rate change.  For further discussion of the processes used to manage our exposure to interest rate risk, see “Item 3.  Quantitative and Qualitative Disclosures About Market Risk – How We Measure the Risks to Us Associated with Interest Rate Changes.”

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

Operating expenses consist primarily of salaries and employee benefits, occupancy-related expenses, expenses related to foreclosed assets, postage, FDIC deposit insurance, advertising and public relations, telephone, professional fees, office expenses and other general operating expenses.  Details of the current period changes in non-interest income and non-interest expense are provided in the “Results of Operations and Comparison for the Three and Six Months Ended June 30, 2019 and 2018” section of this report.

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

Business Initiatives

The Company’s retail banking center network continues to evolve. In April 2019, the Company consolidated its Fayetteville, Ark., location into its Rogers, Ark., banking center. The Fayetteville office opened in 2014 and did not meet performance expectations. The Company now operates one banking center in Arkansas.

In addition, the Company announced plans to consolidate its Ames, Iowa, banking center into its North Ankeny, Iowa, office in September 2019. The Company entered the Ames market through an FDIC-assisted acquisition in 2014, and currently operates this one office in the Ames market.

Comparison of Financial Condition at June 30, 2019 and December 31, 2018

During the six months ended June 30, 2019, the Company’s total assets increased by $195.3 million to $4.87 billion.  The increase was primarily attributable to an increase in loans receivable and available-for-sale investment securities.

Cash and cash equivalents were $181.4 million at June 30, 2019, a decrease of $21.4 million, or 10.5%, from $202.7 million at December 31, 2018.

The Company's available-for-sale securities increased $61.7 million, or 25.3%, compared to December 31, 2018.  The increase was primarily due to the purchase of FNMA and GNMA fixed-rate multi-family mortgage-backed securities, partially offset by calls of municipal securities and normal monthly payments received related to the portfolio of mortgage-backed securities.  The available-for-sale securities portfolio was 6.3% and 5.2% of total assets at June 30, 2019 and December 31, 2018, respectively.

Net loans increased $123.5 million from December 31, 2018, to $4.11 billion at June 30, 2019.  Excluding FDIC-assisted acquired loans and mortgage loans held for sale, total gross loans (including the undisbursed portion of loans) increased $42.2 million, or 0.9%, from December 31, 2018 to June 30, 2019. Increases in outstanding loan totals primarily occurred in commercial construction loans, commercial real estate loans, other residential (multi-family) loans and one- to four-family residential mortgage loans.  Partially offsetting the increases in these loans were reductions of $52 million in consumer auto loans and $16 million in the FDIC-acquired loan portfolios.

Other real estate owned and repossessions were $7.1 million at June 30, 2019, a decrease of $1.3 million, or 15.8%, from $8.4 million at December 31, 2018.  Activity in other real estate owned and repossessions during the period is discussed in more detail in the Non-performing Assets section below.

Premises and equipment totaled $143.5 million at June 30, 2019, an increase of $11.0 million, or 8.3%, from $132.4 million at December 31, 2018.  This increase is primarily related to the recording of a right-of-use asset for leased premises and assets under the new lease accounting standard adopted January 1, 2019.  The right-of-use asset totaled $9.1 million at June 30, 2019.

Total liabilities increased $155.0 million, from $4.14 billion at December 31, 2018 to $4.30 billion at June 30, 2019.  The increase was primarily attributable to an increase in deposits, partially offset by a decrease in short-term borrowings and securities sold under reverse repurchase agreements with customers.

Total deposits increased $163.5 million, or 4.4%, to $3.89 billion at June 30, 2019.  Transaction account balances increased $24.0 million to $2.16 billion at June 30, 2019, while retail certificates of deposit increased $96.5 million compared to December 31, 2018, to $1.36 billion at June 30, 2019.  The increase in transaction accounts was primarily a result of increases in money market and NOW deposit accounts.  Retail certificates of deposit increased due to an increase in certificates opened through the Company’s internet deposit acquisition channels.  In addition, at June 30, 2019 and December 31, 2018, customer deposits totaling $30.9 million and $27.9 million, respectively, were part of the CDARS program, which allows customers to maintain balances in an insured manner that would otherwise exceed the FDIC deposit insurance limit. Brokered deposits, including CDARS program purchased funds, were $369.9 million at June 30, 2019, an increase of $43.0 million from $326.9 million at December 31, 2018.

The Company’s FHLBank advances totaled $-0- at both June 30, 2019 and December 31, 2018.  At both June 30, 2019 and December 31, 2018, there were no borrowings from the FHLBank, other than overnight advances, which are included in the short term borrowings category.

Short term borrowings and other interest-bearing liabilities decreased $24.1 million from $192.7 million at December 31, 2018 to $168.6 million at June 30, 2019.  Short term borrowings at June 30, 2019 and December 31, 2018, included overnight FHLBank borrowings of $136.5 million and $178.0 million, respectively. The Company utilizes both overnight borrowings and short-term FHLBank advances depending on relative interest rates.

Securities sold under reverse repurchase agreements with customers decreased $6.7 million from $105.3 million at December 31, 2018 to $98.6 million at June 30, 2019.  These balances fluctuate over time based on customer demand for this product.

Total stockholders' equity increased $40.3 million from $532.0 million at December 31, 2018 to $572.3 million at June 30, 2019.  The Company recorded net income of $36.0 million for the six months ended June 30, 2019, and dividends declared on common stock were $19.7 million.  Accumulated other comprehensive income increased $22.5 million due to increases in the fair value of available-for-sale investment securities and the fair value of cash flow hedges.  In addition, total stockholders’ equity increased $2.4 million due to stock option exercises. These increases were partially offset by repurchases of the Company’s common stock totaling $849,000.

Results of Operations and Comparison for the Three and Six Months Ended June 30, 2019 and 2018

General

Net income was $18.4 million for the three months ended June 30, 2019 compared to $13.8 million for the three months ended June 30, 2018.  This increase of $4.6 million, or 32.8%, was primarily due to an increase in net interest income of $3.7 million, or 9.0%, a decrease in non-interest expense of $1.5 million, or 5.1%, and a decrease in provision for loan losses of $350,000, or 17.9%, partially offset by an increase in income tax expense of $753,000, or 25.4%, and a decrease in non-interest income of $302,000, or 4.0%.

Net income was $36.0 million for the six months ended June 30, 2019 compared to $27.3 million for the six months ended June 30, 2018.  This increase of $8.7 million, or 31.8%, was primarily due to an increase in net interest income of $8.9 million, or 11.0%, a decrease in non-interest expense of $1.4 million, or 2.3%, a decrease in provision for loan losses of $350,000, or 9.0%, and an increase in non-interest income of $213,000, or 1.5%, partially offset by an increase in income tax expense of $2.1 million, or 37.5%.

Total Interest Income

Total interest income increased $8.8 million, or 17.6%, during the three months ended June 30, 2019 compared to the three months ended June 30, 2018.  The increase was due to a $7.6 million increase in interest income on loans and a $1.2 million increase in interest income on investments and other interest-earning assets.  Interest income on loans increased for the three months ended June 30, 2019 compared to the same period in 2018, due to higher average rates of interest on loans and higher average balances.  Interest income from investment securities and other interest-earning assets increased during the three months ended June 30, 2019 compared to the same period in 2018 due to higher average rates of interest and higher average balances of investment securities.

Total interest income increased $19.3 million, or 19.9%, during the six months ended June 30, 2019 compared to the six months ended June 30, 2018.  The increase was due to a $16.9 million increase in interest income on loans and a $2.4 million increase in interest income on investments and other interest-earning assets.  Interest income on loans increased for the six months ended June 30, 2019 compared to the same period in 2018, due to higher average rates of interest on loans and higher average balances.  Interest income from investment securities and other interest-earning assets increased during the six months ended June 30, 2019 compared to the same period in 2018 due to higher average rates of interest and higher average balances of investment securities.

Interest Income – Loans

During the three months ended June 30, 2019 compared to the three months ended June 30, 2018, interest income on loans increased $4.3 million as a result of higher average interest rates on loans.  The average yield on loans increased from 4.97% during the three months ended June 30, 2018, to 5.40% during the three months ended June 30, 2019.  This increase was primarily due to increased yields in most loan categories as a result of increased LIBOR and Federal Funds interest rates.  Interest income on loans increased $3.3 million as the result of higher average loan balances, which increased from $3.89 billion during the three months ended June 30, 2018, to $4.14 billion during the three months ended June 30, 2019.  The higher average balances were primarily due to organic loan growth in commercial construction loans, commercial real estate loans, one- to four-family residential loans and other residential (multi-family) loans, partially offset by decreases in consumer loans and commercial business loans.

During the six months ended June 30, 2019 compared to the six months ended June 30, 2018, interest income on loans increased $10.0 million as a result of higher average interest rates on loans.  The average yield on loans increased from 4.91% during the six months ended June 30, 2018, to 5.41% during the six months ended June 30, 2019.  This increase was primarily due to increased yields in most loan categories as a result of increased LIBOR and Federal Funds interest rates.  Interest income on loans increased $6.9 million as the result of higher average loan balances, which increased from $3.84 billion during the six months ended June 30, 2018, to $4.11 billion during the six months ended June 30, 2019.  The higher average balances were primarily due to organic loan growth in commercial construction loans, commercial real estate loans, one- to four-family residential loans and other residential (multi-family) loans, partially offset by decreases in consumer loans and commercial business loans.

On an on-going basis, the Company estimates the cash flows expected to be collected from the acquired loan pools. For each of the loan portfolios acquired, the cash flow estimates have increased, based on the payment histories and the collection of certain loans, thereby reducing loss expectations of certain loan pools, resulting in adjustments to be spread on a level-yield basis over the remaining expected lives of the loan pools.  For the three months ended June 30, 2019 and 2018, the adjustments increased interest income by $1.4 million and $1.1 million, respectively.  For the six months ended June 30, 2019 and 2018, the adjustments increased interest income by $2.9 million and $2.2 million, respectively.

As of June 30, 2019, the remaining accretable yield adjustment that will affect interest income is $5.1 million.  Of the remaining adjustments affecting interest income, we expect to recognize $2.0 million of interest income during the remainder of 2019.  Additional adjustments may be recorded in future periods from the FDIC-assisted transactions, as the Company continues to estimate expected cash flows from the acquired loan pools. Apart from the yield accretion, the average yield on loans was 5.27% during the three months ended June 30, 2019, compared to 4.86% during the three months ended June 30, 2018, as a result of higher current market rates on adjustable rate loans and new loans originated during the year.  Apart from the yield accretion, the average yield on loans was 5.27% during the six months ended June 30, 2019, compared to 4.79% during the six months ended June 30, 2018.

In October 2018, the Company entered into an interest rate swap transaction as part of its ongoing interest rate management strategies to hedge the risk of its floating rate loans.  The notional amount of the swap is $400 million with a termination date in October 2025.  Under the terms of the swap, the Company receives a fixed rate of interest of 3.018% and pays a floating rate of interest equal to one-month USD-LIBOR.  The floating rate resets monthly and net settlements of interest due to/from the counterparty also occur monthly.  To the extent that the fixed rate continues to exceed one-month USD-LIBOR, the Company will receive net interest settlements, which will be recorded as loan interest income.  If one-month USD-LIBOR exceeds the fixed rate of interest in future periods, the Company will be required to pay net settlements to the counterparty and will record those net payments as a reduction of interest income on loans.  The Company recorded loan interest income related to this swap transaction of $568,000 and $1.1 million, respectively, in the three and six months ended June 30, 2019.

Interest Income – Investments and Other Interest-earning Assets

Interest income on investments increased in the three months ended June 30, 2019 compared to the three months ended June 30, 2018.  Interest income increased $921,000 as a result of an increase in average balances from $188.6 million during the three months ended June 30, 2018, to $309.2 million during the three months ended June 30, 2019.  Average balances of securities increased primarily due to purchases of agency multi-family mortgage-backed securities which have a fixed rate of interest with expected lives of six to ten years.  These purchased securities fit with the Company’s current asset/liability management strategies. Interest income increased $203,000 due to an increase in average interest rates from 2.75% during the three months ended June 30, 2018, to 3.13% during the three months ended June 30, 2019, primarily due to higher market rates of interest on investment securities and a decrease in the volume of prepayments on mortgage-backed securities.

Interest income on investments increased in the six months ended June 30, 2019 compared to the six months ended June 30, 2018.  Interest income increased $1.6 million as a result of an increase in average balances from $187.8 million during the six months ended June 30, 2018, to $293.9 million during the six months ended June 30, 2019.  Average balances of securities increased primarily due to purchases of agency multi-family mortgage-backed securities which have a fixed rate of interest with expected lives of six to ten years.  These purchased securities fit with the Company’s current asset/liability management strategies. Interest income increased $424,000 due to an increase in average interest rates from 2.79% during the six months ended June 30, 2018, to 3.20% during the six months ended June 30, 2019, primarily due to higher market rates of interest on investment securities and a decrease in the volume of prepayments on mortgage-backed securities.

Interest income on other interest-earning assets increased in the three months ended June 30, 2019 compared to the three months ended June 30, 2018.  Interest income increased $169,000 due to an increase in average interest rates from 1.44% during the three months ended June 30, 2018, to 2.45% during the three months ended June 30, 2019, primarily due to higher market rates of interest on other interest-bearing deposits in financial institutions.  Partially offsetting that increase, interest income decreased $65,000 as a result of a decrease in average balances from $120.7 million during the three months ended June 30, 2018, to $88.0 million during the three months ended June 30, 2019, primarily due to lower excess funds maintained in other interest-bearing deposits in financial institutions.

Interest income on other interest-earning assets increased in the six months ended June 30, 2019 compared to the six months ended June 30, 2018.  Interest income increased $355,000 due to an increase in average interest rates from 1.54% during the six months ended June 30, 2018, to 2.41% during the six months ended June 30, 2019, primarily due to higher market rates of interest on other interest-bearing deposits in financial institutions.  Partially offsetting that increase, interest income decreased $108,000 as a result of a decrease in average balances from $109.9 million during the six months ended June 30, 2018, to $91.2 million during the six months ended June 30, 2019, primarily due to lower excess funds maintained in other interest-bearing deposits in financial institutions .

Total Interest Expense

Total interest expense increased $5.1 million, or 58.1%, during the three months ended June 30, 2019, when compared with the three months ended June 30, 2018, due to an increase in interest expense on deposits of $5.5 million, or 89.2%, an increase in interest expense on short-term borrowing and repurchase agreements of $679,000, or 377.2%, an increase in interest expense on subordinated debentures issued to capital trust of $29,000, or 12.2%, and an increase in interest expense on subordinated notes of $70,000, or 6.8%, partially offset by a decrease in interest expense on FHLBank advances of $1.2 million, or 100.0%.

Total interest expense increased $10.4 million, or 64.2%, during the six months ended June 30, 2019, when compared with the six months ended June 30, 2018, due to an increase in interest expense on deposits of $10.3 million, or 88.4%, an increase in interest expense on short-term borrowing and repurchase agreements of $1.6 million, or 755.8%, an increase in interest expense on subordinated debentures issued to capital trust of $94,000, or 21.4%, and an increase in interest expense on subordinated notes of $140,000, or 6.8%, partially offset by a decrease in interest expense on FHLBank advances of $1.8 million, or 100.0%.

Interest Expense – Deposits

Interest expense on demand deposits increased $560,000 due to average rates of interest that increased from 0.37% in the three months ended June 30, 2018 to 0.52% in the three months ended June 30, 2019.  Partially offsetting that increase, interest expense on demand deposits decreased $65,000, due to a decrease in average balances from $1.57 billion during the three months ended June 30, 2018 to $1.50 billion during the three months ended June 30, 2019.

Interest expense on demand deposits increased $1.1 million due to average rates of interest that increased from 0.35% in the six months ended June 30, 2018 to 0.50% in the six months ended June 30, 2019.  Partially offsetting that increase, interest expense on demand deposits decreased $137,000, due to a decrease in average balances from $1.57 billion during the six months ended June 30, 2018 to $1.49 billion during the six months ended June 30, 2019.

Interest expense on time deposits increased $3.0 million as a result of an increase in average rates of interest from 1.46% during the three months ended June 30, 2018, to 2.23% during the three months ended June 30, 2019.  Interest expense on time deposits increased $2.0 million due to an increase in average balances of time deposits from $1.28 billion during the three months ended June 30, 2018, to $1.73 billion during the three months ended June 30, 2019.  A large portion of the Company’s certificate of deposit portfolio matures within six to eighteen months and therefore reprices fairly quickly; this is consistent with the portfolio over the past several years.  Older certificates of deposit that renewed or were replaced with new deposits generally resulted in the Company paying a higher rate of interest due to market interest rate increases during 2018 and 2019.  The increase in average balances of time deposits was a result of increases in both retail customer time deposits and in brokered deposits added through the CDARS program purchased funds.

Interest expense on time deposits increased $6.2 million as a result of an increase in average rates of interest from 1.38% during the six months ended June 30, 2018, to 2.17% during the six months ended June 30, 2019.  Interest expense on time deposits increased $3.2 million due to an increase in average balances of time deposits from $1.31 billion during the six months ended June 30, 2018, to $1.70 billion during the six months ended June 30, 2019.  A large portion of the Company’s certificate of deposit portfolio matures within six to eighteen months and therefore reprices fairly quickly; this is consistent with the portfolio over the past several years.  Older certificates of deposit that renewed or were replaced with new deposits generally resulted in the Company paying a higher rate of interest due to market interest rate increases during 2018 and 2019.  The increase in average balances of time deposits was a result of increases in both retail customer time deposits and in brokered deposits added through the CDARS program purchased funds.

Interest Expense – FHLBank Advances, Short-term Borrowings and Repurchase Agreements, Subordinated Debentures Issued to Capital Trusts and Subordinated Notes

During the three months ended June 30, 2019 compared to the three months ended June 30, 2018, interest expense on FHLBank advances decreased $1.2 million due to a decrease in average balances from $233.4 million during the three months ended June 30, 2018 to $-0- during the three months ended June 30, 2019.  This decrease was primarily due to an overall decrease in term borrowings from the FHLBank.  Instead, the Company utilized overnight borrowings from the FHLBank, primarily due to slightly lower rates compared to term borrowings.  These overnight FHLBank borrowings are included in short-term borrowings and repurchase agreements.

During the six months ended June 30, 2019 compared to the six months ended June 30, 2018, interest expense on FHLBank advances decreased $1.8 million due to a decrease in average balances from $189.7 million during the six months ended June 30, 2018 to $-0- during the six months ended June 30, 2019.  This decrease was primarily due to an overall decrease in term borrowings from the FHLBank.  Instead, the Company utilized overnight borrowings from the FHLBank, primarily due to slightly lower rates compared to term borrowings.  These overnight FHLBank borrowings are included in short-term borrowings and repurchase agreements.

Interest expense on short-term borrowings and repurchase agreements increased $479,000 due to an increase in average rates from 0.51% in the three months ended June 30, 2018 to 1.41% in the three months ended June 30, 2019.  The increase was due to an increase in market interest rates during the period and the higher interest rate charged on overnight FHLBank borrowings as compared to customer repurchase agreements.  Interest expense on short-term borrowings and repurchase agreements increased $200,000 due to an increase in average balances from $141.3 million during the three months ended June 30, 2018 to $244.6 million during the three months ended June 30, 2019, which was primarily due to changes in the Company’s funding needs and the mix of funding, which can fluctuate.  In the three months ended June 30, 2019, more overnight FHLBank borrowings were utilized.

Interest expense on short-term borrowings and repurchase agreements increased $1.2 million due to an increase in average rates from 0.35% in the six months ended June 30, 2018 to 1.43% in the six months ended June 30, 2019.  The increase was due to an increase in market interest rates during the period and the higher interest rate charged on overnight FHLBank borrowings as compared to customer repurchase agreements.  Interest expense on short-term borrowings and repurchase agreements increased $408,000 due to an increase in average balances from $120.5 million during the six months ended June 30, 2018 to $251.3 million during the six months ended June 30, 2019, which was primarily due to changes in the Company’s funding needs and the mix of funding, which can fluctuate.  In the six months ended June 30, 2019, more overnight FHLBank borrowings were utilized.

During the three months ended June 30, 2019, compared to the three months ended June 30, 2018, interest expense on subordinated debentures issued to capital trusts increased $29,000 due to higher average interest rates.  The average interest rate was 3.70% in the three months ended June 30, 2018 compared to 4.16% in the three months ended June 30, 2019.  The subordinated debentures are variable-rate debentures which bear interest at an average rate of three-month LIBOR plus 1.60%, adjusting quarterly, which was 4.18% at June 30, 2019.  There was no change in the average balance of the subordinated debentures between the 2019 and the 2018 periods.

During the six months ended June 30, 2019, compared to the six months ended June 30, 2018, interest expense on subordinated debentures issued to capital trusts increased $94,000 due to higher average interest rates.  The average interest rate was 3.44% in the six months ended June 30, 2018 compared to 4.18% in the six months ended June 30, 2019.  There was no change in the average balance of the subordinated debentures between the 2019 and the 2018 periods.

In August 2016, the Company issued $75 million of 5.25% fixed-to-floating rate subordinated notes due August 15, 2026.  The notes were sold at par, resulting in net proceeds, after underwriting discounts and commissions and other issuance costs, of approximately $73.5 million.  Interest expense on the subordinated notes for the three and six months ended June 30, 2019 increased $66,000 and $138,000, respectively, due to deferred issuance cost amortization.

Net Interest Income

Net interest income for the three months ended June 30, 2019 increased $3.7 million to $44.9 million compared to $41.2 million for the three months ended June 30, 2018.  Net interest margin was 3.97% in the three months ended June 30, 2019, compared to 3.94% in the three months ended June 30, 2018, an increase of three basis points, or 0.8%.  In both three month periods, the Company’s net interest income and margin were positively impacted by the increases in expected cash flows from the FDIC-acquired loan pools and the resulting increase to accretable yield, which were previously discussed in Note 7 of the Notes to Consolidated Financial Statements.  The positive impact of these changes in the three months ended June 30, 2019 and 2018 were increases in interest income of $1.4 million and $1.1 million, respectively, and increases in net interest margin of 12 basis points and 10 basis points, respectively.  Excluding the positive impact of the additional yield accretion, net interest margin increased one basis point when compared to the year-ago three month period.  The increase was primarily due to increased yields in most loan categories and higher overall yields on investments and interest-earning deposits at the Federal Reserve Bank, significantly offset by an increase in the average interest rate on deposits and borrowings.

Net interest income for the six months ended June 30, 2019 increased $8.8 million to $89.5 million compared to $80.7 million for the six months ended June 30, 2018.  Net interest margin was 4.02% in the six months ended June 30, 2019, compared to 3.93% in the six months ended June 30, 2018, an increase of nine basis points, or 2.3%.  In both six month periods, the Company’s net interest income and margin were positively impacted by the increases in expected cash flows from the FDIC-acquired loan pools and the resulting increase to accretable yield, which were previously discussed in Note 7 of the Notes to Consolidated Financial Statements.  The positive impact of these changes in the six months ended June 30, 2019 and 2018 were increases in interest income of $2.9 million and $2.2 million, respectively, and increases in net interest margin of 13 basis points and 11 basis points, respectively.  Excluding the positive impact of the additional yield accretion, net interest margin increased seven basis points when compared to the year-ago six month period.  The increase was primarily due to increased yields in most loan categories and higher overall yields on investments and interest-earning deposits at the Federal Reserve Bank, partially offset by an increase in the average interest rate on deposits and borrowings.

The Company's overall average interest rate spread decreased eight basis points, or 2.2%, from 3.72% during the three months ended June 30, 2018 to 3.64% during the three months ended June 30, 2019.  The decrease was due to a 50 basis point increase in the weighted average rate paid on interest-bearing liabilities, partially offset by a 42 basis point increase in the weighted average yield on interest-earning assets. In comparing the two periods, the yield on loans increased 43 basis points, the yield on investment securities increased 38 basis points and the yield on other interest-earning assets increased 101 basis points. The rate paid on deposits increased 58 basis points, the rate paid on short-term borrowings and repurchase agreements increased 90 basis points, the rate paid on subordinated debentures issued to capital trusts increased 46 basis points, the rate paid on subordinated notes increased 36 basis points and the rate paid on FHLBank advances decreased 200 basis points (due to the average balance of FHLBank advances decreasing to $-0-).

The Company's overall average interest rate spread decreased four basis points, or 1.1%, from 3.73% during the six months ended June 30, 2018 to 3.69% during the six months ended June 30, 2019.  The decrease was due to a 53 basis point increase in the weighted average rate paid on interest-bearing liabilities, partially offset by a 49 basis point increase in the weighted average yield on interest-earning assets. In comparing the two periods, the yield on loans increased 50 basis points, the yield on investment securities increased 41 basis points and the yield on other interest-earning assets increased 87 basis points. The rate paid on deposits increased 57 basis points, the rate paid on short-term borrowings and repurchase agreements increased 108 basis points, the rate paid on subordinated debentures issued to capital trusts increased 74 basis points, the rate paid on subordinated notes increased 37 basis points and the rate paid on FHLBank advances decreased 188 basis points (due to the average balance of FHLBank advances decreasing to $-0-).

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

The provision for loan losses for the three months ended June 30, 2019 was $1.6 million compared with $2.0 million for the three months ended June 30, 2018.  The provision for loan losses for the six months ended June 30, 2019 was $3.6 million compared with $3.9 million for the six months ended June 30, 2018.  At June 30, 2019 and December 31, 2018, the allowance for loan losses was $39.3 million and $38.4 million, respectively.  Total net charge-offs were $997,000 and $704,000 for the three months ended June 30, 2019 and 2018, respectively.  During the three months ended June 30, 2019, $679,000 of the $997,000 of net charge-offs were in the consumer auto category.  In addition, one commercial loan relationship was responsible for $189,000 of the total net charge-offs during the three months ended June 30, 2019.  Total net charge-offs were $2.7 million and $2.8 million for the six months ended June 30, 2019 and 2018, respectively.  During the six months ended June 30, 2019, $1.6 million of the $2.7 million of net charge-offs were in the consumer auto category. In addition, two unrelated commercial loan relationships were responsible for $560,000 of the total net charge-offs during the first six months of 2019.

In response to a more challenging consumer credit environment, the Company tightened its underwriting guidelines on automobile lending in the latter part of 2016.  Management took this step in an effort to improve credit quality in the portfolio and lower delinquencies and charge-offs.  This action also resulted in a lower level of origination volume and, as such, the outstanding balance of the Company's automobile loans continued to decline in the six months ended June 30, 2019.  We expect to see more rapid reductions in the automobile loan outstanding balance as we determined in February 2019 to cease providing indirect lending services to automobile dealerships.  At June 30, 2019, indirect automobile loans totaled approximately $157 million.  We expect this total balance will be largely paid off in the next two to four years.  General market conditions and unique circumstances related to individual borrowers and projects contributed to the level of provisions and charge-offs.  Collateral and repayment evaluations of all assets  categorized as potential problem loans, non-performing loans or foreclosed assets were completed with corresponding charge-offs or reserve allocations made as appropriate.

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

The Bank’s allowance for loan losses as a percentage of total loans, excluding FDIC-acquired loans, was 0.97%, 0.98% and 0.97% at June 30, 2019, December 31, 2018 and March 31, 2019, respectively.  Management considers the allowance for loan losses adequate to cover losses inherent in the Bank’s loan portfolio at June 30, 2019, based on recent reviews of the Bank’s loan portfolio and current economic conditions. If economic conditions were to deteriorate or management’s assessment of the loan portfolio were to change, it is possible that additional loan loss provisions would be required, thereby adversely affecting future results of operations and financial condition.

Non-performing Assets

Non-performing assets acquired through FDIC-assisted transactions, including foreclosed assets and potential problem loans, are not included in the totals or in the discussion of non-performing loans, potential problem loans and foreclosed assets below.  These assets were initially recorded at their estimated fair values as of their acquisition dates and are accounted for in pools.  Therefore, these loan pools are analyzed rather than the individual loans. The overall performance of the loan pools acquired in each of the five FDIC-assisted transactions has been better than original expectations as of the acquisition dates.

As a result of changes in balances and composition of the loan portfolio, changes in economic and market conditions and other factors specific to a borrower’s circumstances, the level of non-performing assets will fluctuate.

Non-performing assets, excluding all FDIC-assisted acquired assets, at June 30, 2019 were $15.9 million, an increase of $4.1 million from $11.8 million at December 31, 2018.  Non-performing assets, excluding all FDIC-assisted acquired assets, as a percentage of total assets were 0.33% at June 30, 2019, compared to 0.25% at December 31, 2018.

Compared to December 31, 2018, non-performing loans increased $5.1 million to $11.4 million at June 30, 2019, and foreclosed assets decreased $1.0 million to $4.5 million at June 30, 2019.  Non-performing construction and land development loans comprised $3.6 million, or 31.2%, of the total non-performing loans at June 30, 2019, an increase of $3.5 million from December 31, 2018. Non-performing commercial real estate loans comprised $3.7 million, or 32.3%, of the total non-performing loans at June 30, 2019, an increase of $3.3 million from December 31, 2018.  Non-performing one- to four-family residential loans comprised $1.5 million, or 13.5%, of the total non-performing loans at June 30, 2019, a decrease of $1.1 million from December 31, 2018. Non-performing commercial business loans comprised $1.4 million, or 11.9%, of the total non-performing loans at June 30, 2019, a decrease of $78,000 from December 31, 2018.  Non-performing consumer loans comprised $1.3 million, or 11.1%, of the total non-performing loans at June 30, 2019, a decrease of $550,000 from December 31, 2018.

Non-performing Loans.  Activity in the non-performing loans category during the six months ended June 30, 2019 was as follows:

	Beginning Balance, January 1	Additions to Non- Performing	Removed from Non- Performing	Transfers to Potential Problem Loans	Transfers to Foreclosed Assets and Repossessions	Charge- Offs	Payments	Ending Balance, June 30
	(In Thousands)
One- to four-family construction	$—	$—	$—	$—	$—	$—	$—	$—
Subdivision construction	—	—	—	—	—	—	—	—
Land development	49	3,727	—	—	—	(220)	—	3,556
Commercial construction	—	—	—	—	—	—	—	—
One- to four-family residential	2,664	926	—	(87)	(1,250)	(490)	(231)	1,532
Other residential	—	—	—	—	—	—	—	—
Commercial real estate	334	4,074	—	—	—	—	(733)	3,675
Commercial business	1,437	50	—	—	—	(24)	(104)	1,359
Consumer	1,816	1,122	—	(165)	(223)	(893)	(391)	1,266

Total	$6,300	$9,899	$—	$(252)	$(1,473)	$(1,627)	$(1,459)	$11,388

The increase in non-performing loans during the six months ended June 30, 2019, primarily related to one borrower relationship.  This relationship totaled approximately $6.7 million, with collateral consisting of commercial development ground and a single-family property in central Missouri and agricultural ground in Iowa.  The loans in this relationship were all cross-collateralized. This relationship is represented in the non-performing land development, commercial real estate and one- to four-family categories as described below.  During July 2019, the borrower deeded the properties to the Bank in lieu of foreclosure.  This relationship and the corresponding development project originated in 2007.

At June 30, 2019, the non-performing land development category included six loans, three of which were added during 2019.  The largest relationship in the category (discussed above) totaled $3.5 million, after a charge-off of $189,000, or 98.4% of the total category.  This balance is primarily related to the commercial development ground in Missouri.  The non-performing commercial real estate category included five loans, two of which were added during 2019.  The largest relationship in the category (discussed above), totaled $2.9 million, or 78.9% of the total category.  This balance is primarily related to the agricultural ground in Iowa.  The non-performing commercial business category included five loans, one of which was added during 2019.  The largest relationship in this category, which was added during 2018, totaled $1.1 million, or 79.7% of the total category.  This relationship is collateralized by an assignment of an interest in a real estate project.  The non-performing one- to four-family residential category included 19 loans, seven of which were added during 2019.  The largest relationship in the category (discussed above) totaled $290,000, or 18.9% of the total category.  This balance is primarily related to the single-family property in central Missouri.  One relationship in this category, which included nine loans that were collateralized by residential rental homes in the Springfield, Mo. area, was charged down $371,000 during 2019 and the remaining balance of $793,000 was transferred to foreclosed assets.  The non-performing consumer category included 110 loans, 44 of which were added during 2019, and the majority of which are indirect used automobile loans.

Potential Problem Loans.  Compared to December 31, 2018, potential problem loans increased $1.7 million, or 51.5%, to $5.0 million.  This increase was due to the addition of $2.2 million of loans to potential problem loans, partially offset by $227,000 in payments, $167,000 in loans transferred to non-performing loans and $124,000 in loans transferred to performing loans. Potential problem loans are loans which management has identified through routine internal review procedures as having possible credit problems that may cause the borrowers difficulty in complying with the current repayment terms.  These loans are not reflected in non-performing assets, but are considered in determining the adequacy of the allowance for loan losses.

Activity in the potential problem loans category during the six months ended June 30, 2019, was as follows:

	Beginning Balance, January 1	Additions to Potential Problem	Removed from Potential Problem	Transfers to Non- Performing	Transfers to Foreclosed Assets and Repossessions	Charge- Offs	Payments	Ending Balance, June 30
	(In Thousands)
One- to four-family construction	$—	$—	$—	$—	$—	$—	$—	$—
Subdivision construction	—	—	—	—	—	—	—	—
Land development	—	—	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—	—	—
One- to four-family residential	1,044	87	—	(152)	—	—	(139)	840
Other residential	—	—	—	—	—	—	—	—
Commercial real estate	2,053	1,931	(124)	—	—	—	(51)	3,809
Commercial business	—	37	—	—	—	—	—	37
Consumer	206	179	—	(15)	(4)	(10)	(37)	319

Total	$3,303	$2,234	$(124)	$(167)	$(4)	$(10)	$(227)	$5,005

At June 30, 2019, the commercial real estate category of potential problem loans included two loans, one of which was added during the current year.  The largest relationship in the category (added during the current year), which totaled $1.9 million, or 50.5% of the total category, is collateralized by a commercial retail building.  Payments became past due during the three months ended March 31, 2019, but were current at June 30, 2019 and a principal payment of $400,000 was received in July 2019.  The second largest relationship in this category (added during 2018), which totaled $1.9 million, or 49.5% of the total category, is collateralized by a mixed use commercial retail building.  Payments were current on this relationship at June 30, 2019.  The one- to four-family residential category of potential problem loans included 17 loans, two of which were added during the current year. The consumer category of potential problem loans included 33 loans, 20 of which were added during the current year.

Other Real Estate Owned and Repossessions.  Of the total $7.1 million of other real estate owned and repossessions at June 30, 2019, $1.3 million represents the fair value of foreclosed and repossessed assets related to loans acquired in FDIC-assisted transactions and $1.3 million represents properties which were not acquired through foreclosure. The foreclosed and other assets acquired in the FDIC-assisted transactions and the properties not acquired through foreclosure are not included in the following table and discussion of other real estate owned and repossessions.

Activity in other real estate owned and repossessions during the three months ended June 30, 2019, was as follows:

	Beginning Balance, January 1	Additions	Sales	Capitalized Costs	Write- Downs	Ending Balance, June 30
	(In Thousands)
One- to four-family construction	$—	$—	$—	$—	$—	$—
Subdivision construction	1,092	—	(81)	—	(93)	918
Land development	3,191	—	(300)	—	(307)	2,584
Commercial construction	—	—	—	—	—	—
One- to four-family residential	269	1,286	(1,555)	—	—	—
Other residential	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—
Consumer	928	2,318	(2,247)	—	—	999

Total	$5,480	$3,604	$(4,183)	$—	$(400)	$4,501

At June 30, 2019, the land development category of foreclosed assets included five properties, the largest of which was located in the Branson, Mo. area and had a balance of $768,000, or 29.7% of the total category.  Of the total dollar amount in the land development category of foreclosed assets, 59.0% was located in the Branson, Mo. area, including the largest property previously mentioned.  The subdivision construction category of foreclosed assets included five properties, the largest of which was located in the Branson, Mo. area and had a balance of $350,000, or 38.1% of the total category.  Of the total dollar amount in the subdivision construction category of foreclosed assets, 67.6% is located in Branson, Mo., including the largest property previously mentioned.  All of the properties in the one- to four-family residential category of foreclosed assets were sold during the three months ended June 30, 2019.  The amount of additions and sales in the consumer loans category are due to a higher volume of repossessions of automobiles, which generally are subject to a shorter repossession process.  The Company experienced increased levels of delinquencies and repossessions in indirect and used automobile loans throughout 2016 and 2017.  The level of delinquencies and repossessions in indirect and used automobile loans generally decreased in 2018 and to date in 2019.

Non-interest Income

For the three months ended June 30, 2019, non-interest income decreased $302,000 to $7.2 million when compared to the three months ended June 30, 2018, primarily as a result of the following items:

Service charges and ATM fees:  Service charges and ATM fees decreased $179,000 compared to the prior year period.  This decrease was primarily due to a decrease in overdraft and insufficient funds fees on customer accounts.

Net gains on loan sales:  Net gains on loan sales decreased $183,000 compared to the prior year period.  The decrease was due to a decrease in originations of fixed-rate loans during the 2019 period compared to the 2018 period.  Fixed rate single-family mortgage loans originated are generally subsequently sold in the secondary market.  In 2019, the Company has originated more fixed-to-variable-rate single-family mortgage loans, most of which have been retained in the Company’s portfolio.

Commissions:  Commissions income decreased $149,000 compared to the prior year period.  The decrease was due to annuity sales that were approximately 32% lower in the 2019 period compared to the 2018 period.

Other income:  Other income increased $293,000 compared to the prior year period.  The Company recognized approximately $435,000 more in income from a new debit card contract that became effective at the beginning of 2019.

For the six months ended June 30, 2019, non-interest income increased $213,000 to $14.6 million when compared to the six months ended June 30, 2018, primarily as a result of the following items:

Other income:  Other income increased $1.3 million compared to the prior year period.  This increase was primarily due to gains totaling $677,000 in the 2019 period from the sale of, or recovery of, receivables and assets that were acquired several years ago in FDIC-assisted transactions.  In addition, the Company recognized approximately $769,000 more in income as a result of the new debit card contract discussed previously.

Service charges and ATM fees:  Service charges and ATM fees decreased $464,000 compared to the prior year period.  This decrease was primarily due to a decrease in overdraft and insufficient funds fees on customer accounts.

Net gains on loan sales:  Net gains on loan sales decreased $398,000 compared to the prior year period.  The decrease was due to a decrease in originations of fixed-rate loans during the 2019 period compared to the 2018 period.  Fixed rate single-family mortgage loans originated are generally subsequently sold in the secondary market.  In 2019, the Company has originated more fixed-to-variable-rate single-family mortgage loans, most of which have been retained in the Company’s portfolio.

Non-interest Expense

For the three months ended June 30, 2019, non-interest expense decreased $1.5 million to $28.4 million when compared to the three months ended June 30, 2018, primarily as a result of the following items:

Expense on other real estate owned and repossessions:  Expense on other real estate owned and repossessions decreased $2.3 million compared to the prior year period primarily due to higher valuation write-downs of certain foreclosed assets during the 2018 period and higher levels of expense related to consumer repossessions in the 2018 period.  During the 2018 period, valuation write-downs of certain foreclosed assets totaled approximately $2.1 million, while valuation write-downs in the 2019 period totaled approximately $197,000.

Acquired deposit intangible asset amortization:  Acquired deposit intangible amortization expense decreased $123,000 in the three months ended June 30, 2019 compared to the prior year period.  The Company generally amortizes its acquired deposit intangibles over a period of seven years.  The amortization of the intangible related to the InterBank acquisition was completed during the first quarter of 2019 and the amortization of the intangible related to the Sun Security Bank acquisition was completed during the third quarter of 2018.

Salaries and employee benefits:  Salaries and employee benefits increased $481,000 from the prior year period.  The increase was due to staffing additions in the new loan production offices opened in Atlanta and Denver in late 2018, and due to annual employee compensation increases.

Other operating expenses:  Other operating expenses increased $192,000 compared to the prior year period.  This increase primarily related to a contribution expense totaling $250,000 for the Company’s pledge covering the next ten years related to the $15 million Siouxland Expo Center in Sioux City, Iowa.  Currently under construction, the Expo Center is a multi-purpose event venue that is part of Sioux City’s entertainment and cultural reinvestment district.

For the six months ended June 30, 2019, non-interest expense decreased $1.3 million to $56.9 million when compared to the six months ended June 30, 2018, primarily as a result of the following items:

Expense on other real estate owned and repossessions:  Expense on other real estate owned and repossessions decreased $2.8 million compared to the prior year period primarily due to higher valuation write-downs of certain foreclosed assets during the prior year period and higher levels of expense related to consumer repossessions in the prior year period.  During the 2018 period, valuation write-downs of certain foreclosed assets totaled approximately $2.1 million, while valuation write-downs in the 2019 period totaled approximately $444,000.

Partnership tax credit:  Partnership tax credit expense decreased $211,000 in the six months ended June 30, 2019 compared to the prior year period.  The Company periodically invests in certain tax credits and amortizes those investments over the period that the tax credits are used.  The tax credit period for certain of these credits ended in 2018; therefore, the final amortization of the investment in those credits also ended in 2018.

Acquired deposit intangible asset amortization:  Acquired deposit intangible amortization expense decreased $212,000 in the six months ended June 30, 2019 compared to the prior year period.  The Company generally amortizes its acquired deposit intangibles over a period of seven years, as described above.

Salaries and employee benefits:  Salaries and employee benefits increased $1.5 million from the prior year period.  The increase was due to staffing additions in the new loan production offices opened in Atlanta and Denver in late 2018, and due to annual employee compensation increases.

Other operating expenses:  Other operating expenses increased $298,000 compared to the prior year period.  This increase primarily related to a contribution expense totaling $250,000 for the Company’s pledge covering the next ten years related to the Siouxland Expo Center in Sioux City, Iowa, as described above.

The Company’s efficiency ratio for the three months ended June 30, 2019, was 54.50% compared to 61.46% for the same three month period in 2018.  The efficiency ratio for the six months ended June 30, 2019, was 54.62% compared to 61.26% for the same period in 2018.  The improvement in the ratio in both 2019 periods was primarily due to an increase in net interest income and a decrease in non-interest expense, primarily related to a decrease in expenses on other real estate owned and repossessions.  The Company’s ratio of non-interest expense to average assets was 2.35% and 2.38% for the three and six months ended June 30, 2019, respectively, compared to 2.66% and 2.63% for the three and six months ended June 30, 2018, respectively.  The decreases in the current three month and six month period ratios were due to decreases in non-interest expenses as described above.  The decreases in the current three month and six month period ratios were also due to an increase in average assets in the 2019 periods compared to the 2018 periods.  Average assets for the three months ended June 30, 2019, increased $326.0 million, or 7.3%, from the quarter ended June 30, 2018, primarily due to increases in loans receivable and investment securities.  Average assets for the six months ended June 30, 2019, increased $340.0 million, or 7.7%, from the six months ended June 30, 2018, primarily due to increases in loans receivable and investment securities.

Provision for Income Taxes

On December 22, 2017, H.R.1, originally known as the Tax Cuts and Jobs Act (the “TJC Act”), was signed into law. Among other things, the TJC Act permanently lowered the corporate federal income tax rate to 21% from the prior maximum rate of 35%, effective for tax years including or commencing January 1, 2018.  The Company currently expects its effective tax rate (combined federal and state) to be approximately 17.0% to 18.5% in 2019 and future years, mainly as a result of the TJC Act.

For the three months ended June 30, 2019 and 2018, the Company's effective tax rate was 16.8% and 17.6%, respectively.  For the six months ended June 30, 2019 and 2018, the Company's effective tax rate was 17.7% and 17.0%, respectively.  These effective rates were lower than the statutory federal tax rates of 21%, due primarily to the utilization of certain investment tax credits and to tax-exempt investments and tax-exempt loans, which reduced the Company’s effective tax rate.  The Company’s effective tax rate may fluctuate in future periods as it is impacted by the level and timing of the Company’s utilization of tax credits and the level of tax-exempt investments and loans and the overall level of pre-tax income.  The Company's effective income tax rate is currently expected to continue to be less than the statutory rate due primarily to the factors noted above.

Average Balances, Interest Rates and Yields

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. Average balances of loans receivable include the average balances of non-accrual loans for each period. Interest income on loans includes interest received on non-accrual loans on a cash basis.  Interest income on loans includes the amortization of net loan fees which were deferred in accordance with accounting standards.  Net fees included in interest income were $1.0 million and $754,000 for the three months ended June 30, 2019 and 2018, respectively.  Net fees included in interest income were $2.1 million and $1.6 million for the six months ended June 30, 2019 and 2018, respectively.  Tax-exempt income was not calculated on a tax equivalent basis. The table does not reflect any effect of income taxes.

	June 30, 2019(2)	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable:
One- to four-family residential	4.27%	$515,749	$6,556	5.10%	$437,856	$5,422	4.97%
Other residential	5.21	819,577	11,270	5.52	744,809	9,347	5.03
Commercial real estate	5.02	1,414,009	18,304	5.19	1,332,339	15,968	4.81
Construction	5.60	713,885	10,585	5.95	553,787	7,246	5.25
Commercial business	5.33	259,779	3,358	5.18	289,895	3,560	4.93
Other loans	5.97	403,584	5,450	5.42	508,722	6,291	4.96
Industrial revenue bonds(1)	4.93	14,940	248	6.67	22,667	385	6.81

Total loans receivable	5.25	4,141,523	55,771	5.40	3,890,075	48,219	4.97

Investment securities(1)	3.36	309,170	2,415	3.13	188,589	1,291	2.75
Other interest-earning assets	2.50	88,024	537	2.45	120,688	433	1.44

Total interest-earning assets	5.07	4,538,717	58,723	5.19	4,199,352	49,943	4.77
Non-interest-earning assets:
Cash and cash equivalents		92,500			97,295
Other non-earning assets		190,416			199,003
Total assets		$4,821,633			$4,495,650

Interest-bearing liabilities:
Interest-bearing demand and savings	0.51	$1,498,795	1,930	0.52	$1,573,936	1,435	0.37
Time deposits	2.25	1,733,163	9,652	2.23	1,284,414	4,688	1.46
Total deposits	1.44	3,231,958	11,582	1.44	2,858,350	6,123	0.86
Short-term borrowings, repurchase agreements and other interest- bearing liabilities	1.51	244,586	859	1.41	141,268	180	0.51
Subordinated debentures issued to capital trusts	4.18	25,774	267	4.16	25,774	238	3.70
Subordinated notes	5.91	74,015	1,094	5.93	73,752	1,024	5.57
FHLBank advances	—	—	—	—	233,363	1,166	2.00

Total interest-bearing liabilities	1.56	3,576,333	13,802	1.55	3,332,507	8,731	1.05
Non-interest-bearing liabilities:
Demand deposits		655,642			653,281
Other liabilities		34,504			20,744
Total liabilities		4,266,479			4,006,532
Stockholders’ equity		555,154			489,118
Total liabilities and stockholders’ equity		$4,821,633			$4,495,650

Net interest income:
Interest rate spread	3.51%		$44,921	3.64%		$41,212	3.72%
Net interest margin*				3.97%			3.94%
Average interest-earning assets to average interest-bearing liabilities		126.9%			126.0%

_______________________
*	Defined as the Company’s net interest income divided by total average interest-earning assets.
(1)
Of the total average balances of investment securities, average tax-exempt investment securities were $43.5 million and $53.7 million for the three months ended June 30, 2019 and 2018, respectively. In addition, average tax-exempt loans and industrial revenue bonds were $21.0 million and $25.2 million for the three months ended June 30, 2019 and 2018, respectively. Interest income on tax-exempt assets included in this table was $614,000 and $693,000 for the three months ended June 30, 2019 and 2018, respectively. Interest income net of disallowed interest expense related to tax-exempt assets was $553,000 and $656,000 for the three months ended June 30, 2019 and 2018, respectively.

(2)
The yield on loans at June 30, 2019 does not include the impact of the accretable yield (income) on loans acquired in the FDIC-assisted transactions.  See “Net Interest Income” for a discussion of the effect on results of operations for the three months ended June 30, 2019.

	June 30, 2019(2)	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable:
One- to four-family residential	4.27%	$506,490	$12,944	5.15%	$434,507	$10,605	4.92%
Other residential	5.21	815,354	22,260	5.51	741,782	18,186	4.94
Commercial real estate	5.02	1,400,789	36,000	5.18	1,289,141	30,326	4.74
Construction	5.60	690,883	20,758	6.06	536,478	13,734	5.16
Commercial business	5.33	261,967	6,750	5.20	287,329	6,904	4.85
Other loans	5.97	420,190	11,154	5.35	524,995	12,887	4.95
Industrial revenue bonds(1)	4.93	15,072	461	6.17	23,188	742	6.45

Total loans receivable	5.25	4,110,745	110,327	5.41	3,837,420	93,384	4.91

Investment securities(1)	3.36	293,937	4,666	3.20	187,803	2,601	2.79
Other interest-earning assets	2.50	91,182	1,088	2.41	109,944	841	1.54

Total interest-earning assets	5.07	4,495,864	116,081	5.21	4,135,167	96,826	4.72
Non-interest-earning assets:
Cash and cash equivalents		91,657			99,818
Other non-earning assets		185,672			198,226
Total assets		$4,773,193			$4,433,211

Interest-bearing liabilities:
Interest-bearing demand and savings	0.51	$1,485,948	3,693	0.50	$1,569,299	2,745	0.35
Time deposits	2.25	1,703,087	18,359	2.17	1,307,814	8,961	1.38
Total deposits	1.44	3,189,035	22,052	1.39	2,877,113	11,706	0.82
Short-term borrowings, repurchase agreements and other interest- bearing liabilities	1.51	251,347	1,780	1.43	120,494	208	0.35
Subordinated debentures issued to capital trusts	4.18	25,774	534	4.18	25,774	440	3.44
Subordinated notes	5.91	73,958	2,189	5.97	73,733	2,049	5.60
FHLBank advances	—	—	—	—	189,682	1,772	1.88

Total interest-bearing liabilities	1.56	3,540,114	26,555	1.52	3,286,796	16,175	0.99
Non-interest-bearing liabilities:
Demand deposits		657,018			641,969
Other liabilities		30,011			19,788
Total liabilities		4,227,143			3,948,553
Stockholders’ equity		546,050			484,658
Total liabilities and stockholders’ equity		$4,773,193			$4,433,211

Net interest income:
Interest rate spread	3.51%		$89,526	3.69%		$80,651	3.73%
Net interest margin*				4.02%			3.93%
Average interest-earning assets to average interest-bearing liabilities		127.0%			125.8%

_______________________
*	Defined as the Company’s net interest income divided by total average interest-earning assets.
(1)
Of the total average balances of investment securities, average tax-exempt investment securities were $45.7 million and $54.6 million for the six months ended June 30, 2019 and 2018, respectively. In addition, average tax-exempt loans and industrial revenue bonds were $21.4 million and $26.2 million for the six months ended June 30, 2019 and 2018, respectively. Interest income on tax-exempt assets included in this table was $1.2 million and $1.6 million for the six months ended June 30, 2019 and 2018, respectively. Interest income net of disallowed interest expense related to tax-exempt assets was $1.1 million and $1.5 million for the six months ended June 30, 2019 and 2018, respectively.

(2)
The yield on loans at June 30, 2019 does not include the impact of the accretable yield (income) on loans acquired in the FDIC-assisted transactions.  See “Net Interest Income” for a discussion of the effect on results of operations for the six months ended June 30, 2019.

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

	Three Months Ended June 30,
	2019 vs. 2018
	Increase
	(Decrease)		Total
	Due to		Increase
	Rate	Volume	(Decrease)
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable	$4,320	$3,232	$7,552
Investment securities	203	921	1,124
Other interest-earning assets	169	(65)	104
Total interest-earning assets	4,692	4,088	8,780
Interest-bearing liabilities:
Demand deposits	560	(65)	495
Time deposits	2,983	1,981	4,964
Total deposits	3,543	1,916	5,459
Short-term borrowings	479	200	679
Subordinated debentures issued to capital trust	29	—	29
Subordinated notes	66	4	70
FHLBank advances	—	(1,166)	(1,166)
Total interest-bearing liabilities	4,117	954	5,071
Net interest income	$575	$3,134	$3,709

	Six Months Ended June 30,
	2019 vs. 2018
	Increase
	(Decrease)		Total
	Due to		Increase
	Rate	Volume	(Decrease)
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable	$10,012	$6,931	$16,943
Investment securities	424	1,641	2,065
Other interest-earning assets	355	(108)	247
Total interest-earning assets	10,791	8,464	19,255
Interest-bearing liabilities:
Demand deposits	1,085	(137)	948
Time deposits	6,153	3,245	9,398
Total deposits	7,238	3,108	10,346
Short-term borrowings	1,164	408	1,572
Subordinated debentures issued to capital trust	94	—	94
Subordinated notes	138	2	140
FHLBank advances	—	(1,772)	(1,772)
Total interest-bearing liabilities	8,634	1,746	10,380
Net interest income	$2,157	$6,718	$8,875

Liquidity

Liquidity is a measure of the Company's ability to generate sufficient cash to meet present and future financial obligations in a timely manner through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. These obligations include the credit needs of customers, funding deposit withdrawals, and the day-to-day operations of the Company. Liquid assets include cash, interest-bearing deposits with financial institutions and certain investment securities and loans. As a result of the Company’s management of the ability to generate liquidity primarily through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors' requirements and meet its customers’ credit needs. At June 30, 2019, the Company had commitments of approximately $164.9 million to fund loan originations, $1.14 billion of unused lines of credit and unadvanced loans, and $27.0 million of outstanding letters of credit.

Loan commitments and the unfunded portion of loans at the dates indicated were as follows (in thousands):

	June 30, 2019	March 31, 2019	December 31, 2018	December 31, 2017	December 31, 2016
Closed loans with unused available lines
Secured by real estate (one- to four-family)	$153,871	$154,400	$150,948	$133,587	$123,433
Secured by real estate (not one- to four-family)	13,237	10,450	11,063	10,836	26,062
Not secured by real estate - commercial business	80,887	83,520	87,480	113,317	79,937

Closed construction loans with unused available lines
Secured by real estate (one-to four-family)	28,023	33,818	37,162	20,919	10,047
Secured by real estate (not one-to four-family)	818,047	831,155	906,006	718,277	542,326

Loan Commitments not closed
Secured by real estate (one-to four-family)	49,694	36,945	24,253	23,340	15,884
Secured by real estate (not one-to four-family)	110,647	134,607	104,871	156,658	119,126
Not secured by real estate - commercial business	4,535	—	405	4,870	7,022

	$1,258,941	$1,284,895	$1,322,188	$1,181,804	$923,837

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

At June 30, 2019, the Company had these available secured lines and on-balance sheet liquidity:

Federal Home Loan Bank line	$868.6 million
Federal Reserve Bank line	$407.4 million
Cash and cash equivalents	$181.4 million
Unpledged securities	$141.2 million

Statements of Cash Flows. During both the six months ended June 30, 2019 and 2018, the Company had positive cash flows from operating activities.  The Company experienced negative cash flows from investing activities during both the six months ended June 30, 2019 and 2018.  The Company experienced positive cash flows from financing activities during both the six months ended June 30, 2019 and 2018.

Cash flows from operating activities for the periods covered by the Statements of Cash Flows have been primarily related to changes in accrued and deferred assets, credits and other liabilities, the provision for loan losses, depreciation and amortization, realized gains on sales of loans and the amortization of deferred loan origination fees and discounts (premiums) on loans and investments, all of which are non-cash or non-operating adjustments to operating cash flows. Net income adjusted for non-cash and non-operating items and the origination and sale of loans held for sale were the primary source of cash flows from operating activities. Operating activities provided cash flows of $39.2 million and $50.4 million during the six months ended June 30, 2019 and 2018, respectively.

During the six months ended June 30, 2019, investing activities used cash of $180.3 million, primarily due to the purchase of loans and the net origination of loans, the purchase of investment securities and the purchase of equipment, partially offset by the sale of other real estate owned, the sale of investment securities and payments received on investment securities. Investing activities in the 2018 period used cash of $139.9 million, primarily due to the purchase of loans, the net origination of loans and the purchase of equipment, partially offset by the sale of other real estate owned and payments received on investment securities.

Changes in cash flows from financing activities during the periods covered by the Statements of Cash Flows are due to changes in deposits after interest credited, changes in FHLBank advances and changes in short-term borrowings, as well as dividend payments to stockholders, purchases of the Company’s common stock and the exercise of common stock options.  Financing activities provided cash of $119.7 million and $127.7 million during the six months ended June 30, 2019 and 2018, respectively.  In the 2019 three-month period, financing activities provided cash primarily as a result of net increases in checking account balances and certificates of deposit, partially offset by decreases in short-term borrowings.  Net cash provided during the 2018 six-month period was due primarily to the net increase in FHLBank advances.  Financing activities in the future are expected to primarily include changes in deposits, changes in FHLBank advances, changes in short-term borrowings and dividend payments to stockholders.

Capital Resources

Management continuously reviews the capital position of the Company and the Bank to ensure compliance with minimum regulatory requirements, as well as to explore ways to increase capital either by retained earnings or other means.

At June 30, 2019, the Company's total stockholders' equity and common stockholders’ equity were each $572.3 million, or 11.7% of total assets, equivalent to a book value of $40.30 per common share. At December 31, 2018, total stockholders' equity and common stockholders’ equity were each $532.0 million, or 11.4% of total assets, equivalent to a book value of $37.59 per common share. At June 30, 2019, the Company’s tangible common equity to tangible assets ratio was 11.6%, compared to 11.2% at December 31, 2018. (See Non-GAAP Financial Measures below).  Included in stockholders’ equity at June 30, 2019 and December 31, 2018, were unrealized gains (net of taxes) on the Company’s available-for-sale investment securities and cash flow hedges (interest rate swap) totaling $32.1 million and $9.6 million, respectively.

Banks are required to maintain minimum risk-based capital ratios. These ratios compare capital, as defined by the risk-based regulations, to assets adjusted for their relative risk as defined by the regulations. Under current guidelines banks must have a minimum common equity Tier 1 capital ratio of 4.50%, a minimum Tier 1 risk-based capital ratio of 6.00%, a minimum total risk-based capital ratio of 8.00%, and a minimum Tier 1 leverage ratio of 4.00%. To be considered "well capitalized," banks must have a minimum common equity Tier 1 capital ratio of 6.50%, a minimum Tier 1 risk-based capital ratio of 8.00%, a minimum total risk-based capital ratio of 10.00%, and a minimum Tier 1 leverage ratio of 5.00%. On June 30, 2019, the Bank's common equity Tier 1 capital ratio was 12.6%, its Tier 1 capital ratio was 12.6%, its total capital ratio was 13.5% and its Tier 1 leverage ratio was 12.2%. As a result, as of June 30, 2019, the Bank was well capitalized, with capital ratios in excess of those required to qualify as such.  On December 31, 2018, the Bank's common equity Tier 1 capital ratio was 12.4%, its Tier 1 capital ratio was 12.4%, its total capital ratio was 13.3% and its Tier 1 leverage ratio was 12.2%. As a result, as of December 31, 2018, the Bank was well capitalized, with capital ratios in excess of those required to qualify as such.

The FRB has established capital regulations for bank holding companies that generally parallel the capital regulations for banks. On June 30, 2019, the Company's common equity Tier 1 capital ratio was 11.5%, its Tier 1 capital ratio was 12.0%, its total capital ratio was 14.5% and its Tier 1 leverage ratio was 11.5%. To be considered well capitalized, a bank holding company must have a Tier 1 risk-based capital ratio of at least 6.00% and a total risk-based capital ratio of at least 10.00%.  As of June 30, 2019, the Company was considered well capitalized, with capital ratios in excess of those required to qualify as such.  On December 31, 2018, the Company's common equity Tier 1 capital ratio was 11.4%, its Tier 1 capital ratio was 11.9%, its total capital ratio was 14.4% and its Tier 1 leverage ratio was 11.7%. As of December 31, 2018, the Company was considered well capitalized, with capital ratios in excess of those required to qualify as such.

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

Dividends. During the three months ended June 30, 2019, the Company declared a common stock cash dividend of $0.32 per share, or 25% of net income per diluted common share for that three month period, and paid a common stock cash dividend of $0.32 per share (which was declared in March 2019).  During the three months ended June 30, 2018, the Company declared a common stock cash dividend of $0.28 per share, or 29% of net income per diluted common share for that three month period, and paid a common stock cash dividend of $0.28 per share (which was declared in March 2018).  During the six months ended June 30, 2019, the Company declared common stock cash dividends of $1.39 per share, or 55% of net income per diluted common share for that six month period, and paid a common stock cash dividend of $1.39 per share.  During the six months ended June 30, 2018, the Company declared a common stock cash dividend of $0.56 per share, or 29% of net income per diluted common share for that six month period, and paid a common stock cash dividend of $0.52 per share.  The total dividends declared during the six months ended June 30, 2019, consisted of regular cash dividends of $0.64 per share and a special cash dividend of $0.75 per share.  The Board of Directors meets regularly to consider the level and the timing of dividend payments.  The $0.32 per share dividend declared but unpaid as of June 30, 2019, was paid to stockholders in July 2019.

Common Stock Repurchases and Issuances. The Company has been in various buy-back programs since May 1990. During the three months ended June 30, 2019, the Company issued 30,858 shares of stock at an average price of $28.50 per share to cover stock option exercises and did not repurchase any shares of its common stock.  During the three months ended June 30, 2018, the Company issued 22,681 shares of stock at an average price of $27.75 per share to cover stock option exercises and did not repurchase any shares of its common stock.  During the six months ended June 30, 2019, the Company issued 66,458 shares of stock at an average price of $29.06 per share to cover stock option exercises and repurchased 16,040 shares of its common stock at an average price of $52.93 per share.  During the six months ended June 30, 2018, the Company issued 46,290 shares of stock at an average price of $25.38 per share to cover stock option exercises and did not repurchase any shares of its common stock.

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

This non-GAAP financial measure is supplemental and is not a substitute for any analysis based on GAAP financial measures. Because not all companies use the same calculation of non-GAAP measures, this presentation may not be comparable to similarly titled measures as calculated by other companies.

Non-GAAP Reconciliation:  Ratio of Tangible Common Equity to Tangible Assets

	June 30,	December 31,
	2019	2018
	(Dollars in Thousands)

Common equity at period end	$572,309	$531,977
Less: Intangible assets at period end	8,675	9,288
Tangible common equity at period end (a)	$563,634	$522,689

Total assets at period end	$4,871,522	$4,676,200
Less: Intangible assets at period end	8,675	9,288
Tangible assets at period end (b)	$4,862,847	$4,666,912

Tangible common equity to tangible assets (a) / (b)	11.59%	11.20%

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

The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained despite fluctuations in prevailing interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time. The difference, or the interest rate repricing "gap," provides an indication of the extent to which an institution's interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities repricing during the same period, and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets during the same period. Generally, during a period of rising interest rates, a negative gap within shorter repricing periods would adversely affect net interest income, while a positive gap within shorter repricing periods would result in an increase in net interest income. During a period of falling interest rates, the opposite would be true. As of June 30, 2019, Great Southern's interest rate risk models indicate that, generally, rising interest rates are expected to have a positive impact on the Company's net interest income, while declining interest rates are expected to have a negative impact on net interest income. We model various interest rate scenarios for rising and falling rates, including both parallel and non-parallel shifts in rates. The results of our modeling indicate that net interest income is not likely to be materially affected either positively or negatively in the first twelve months following a rate change, regardless of any changes in interest rates, because our portfolios are relatively well matched in a twelve-month horizon. The effects of interest rate changes, if any, on net interest income are expected to be greater in the 12 to 36 months following a rate change.

The current level and shape of the interest rate yield curve poses challenges for interest rate risk management. Prior to its increase of 0.25% on December 16, 2015, the FRB had last changed interest rates on December 16, 2008. This was the first rate increase since June 29, 2006.  The FRB has now also implemented rate increases of 0.25% on eight different occasions beginning December 14, 2016, with the Federal Funds rate now at 2.50%.  A substantial portion of Great Southern's loan portfolio ($1.59 billion at June 30, 2019) is tied to the one-month or three-month LIBOR index and will be subject to adjustment at least once within 90 days after June 30, 2019.  Of these loans, $1.54 billion as of June 30, 2019 had interest rate floors.  Great Southern also has a portfolio of loans ($241 million at June 30, 2019) tied to a "prime rate" of interest and will adjust immediately with changes to the "prime rate" of interest.

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

In October 2018, the Company entered into an interest rate swap transaction as part of its ongoing interest rate management strategies to hedge the risk of its floating rate loans.  The notional amount of the swap is $400 million with a termination date of October 6, 2025.  Under the terms of the swap, the Company receives a fixed rate of interest of 3.018% and pays a floating rate of interest equal to one-month USD-LIBOR.  The floating rate will be reset monthly and net settlements of interest due to/from the counterparty will also occur monthly.  The floating rate of interest was 2.4185% as of June 30, 2019.  The Company receives net interest settlements which will be recorded as loan interest income to the extent that the fixed rate of interest continues to exceed one-month USD-LIBOR.  If USD-LIBOR exceeds the fixed rate of interest in future periods, the Company is required to pay net settlements to the counterparty and record those net payments as a reduction of interest income on loans.  The effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affected earnings.  Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

The Company’s interest rate derivatives and hedging activities are discussed further in Note 16 of the Notes to Consolidated Financial Statements contained in this report.

ITEM 4. CONTROLS AND PROCEDURES

We maintain a system of disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) that is designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate. An evaluation of our disclosure controls and procedures was carried out as of June 30, 2019, under the supervision and with the participation of our principal executive officer, principal financial officer and several other members of our senior management. Our principal executive officer and principal financial officer concluded that, as of June 30, 2019, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the principal executive officer and principal financial officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There were no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) under the Act) that occurred during the quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As indicated below, the Company repurchased the following shares of its common stock during the three months ended June 30, 2019.

	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan(1)

April 1, 2019 – April 30, 2019	--	$--	--	466,418
May 1, 2019 – May 31, 2019	--	--	--	466,418
June 1, 2019 – June 30, 2019	--	--	--	466,418
	--	$--	--

______________________
(1)	Amount represents the number of shares available to be repurchased under the April 2018 plan as of the last calendar day of the month shown.

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

None.

(101)
Attached as Exhibit 101 are the following financial statements from the Great Southern Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated statements of financial condition, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows and (v) notes to consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Great Southern Bancorp, Inc.
Registrant
Date: August 7, 2019	/s/ Joseph W. Turner
Joseph W. Turner President and Chief Executive Officer (Principal Executive Officer)
Date: August 7, 2019	/s/ Rex A. Copeland
Rex A. Copeland Treasurer (Principal Financial and Accounting Officer)