Form 10-Q
period 2019-09-30
GREAT SOUTHERN BANCORP, INC.
filed 2019-11-06
CIK 854560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES ACT OF 1934

For the Quarterly Period Ended September 30, 2019

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

Large accelerated filer / /	Acceleratedfiler /X/
Non-accelerated filer / /	Smaller reporting company / /
Emerging growth company / /

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. / /

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes /  /   No /X/

The number of shares outstanding of each of the registrant's classes of common stock: 14,237,325 shares of common stock, par value $.01 per share, outstanding at November 5, 2019.

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except number of shares)

	SEPTEMBER 30,	DECEMBER 31,
	2019	2018
	(Unaudited)

ASSETS
Cash	$105,068	$110,108
Interest-bearing deposits in other financial institutions	85,809	92,634
Cash and cash equivalents	190,877	202,742
Available-for-sale securities	349,020	243,968
Mortgage loans held for sale	10,819	1,650
Loans receivable, net of allowance for loan losses of $40,406 – September 2019; $38,409 - December 2018	4,156,703	3,989,001
Interest receivable	13,701	13,448
Prepaid expenses and other assets	82,218	55,336
Other real estate owned and repossessions, net	7,444	8,440
Premises and equipment, net	141,227	132,424
Goodwill and other intangible assets	8,386	9,288
Federal Home Loan Bank stock	11,765	12,438
Current and deferred income taxes	—	7,465
Total Assets	$4,972,160	$4,676,200

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$3,935,154	$3,725,007
Securities sold under reverse repurchase agreements with customers	102,569	105,253
Short-term borrowings and other interest-bearing liabilities	191,116	192,725
Subordinated debentures issued to capital trust	25,774	25,774
Subordinated notes	74,168	73,842
Accrued interest payable	3,119	3,570
Advances from borrowers for taxes and insurance	10,405	5,092
Accrued expenses and other liabilities	27,048	12,960
Current and deferred income taxes	6,037	—
Total Liabilities	4,375,390	4,144,223
Stockholders' Equity:
Capital stock
Serial preferred stock –$.01 par value; authorized 1,000,000 shares; issued and outstanding September 2019 and December 2018 - -0- shares	—	—
Common stock, $.01 par value; authorized 20,000,000 shares; issued and outstanding September 2019 –14,214,054 shares; December 2018 - 14,151,198 shares	142	142
Additional paid-in capital	32,085	30,121
Retained earnings	523,493	492,087
Accumulated other comprehensive income	41,050	9,627
Total Stockholders' Equity	596,770	531,977
Total Liabilities and Stockholders' Equity	$4,972,160	$4,676,200

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	THREE MONTHS ENDED SEPTEMBER 30,
	2019	2018
	(Unaudited)

INTEREST INCOME
Loans	$57,226	$51,063
Investment securities and other	2,961	1,919
TOTAL INTEREST INCOME	60,187	52,982

INTEREST EXPENSE
Deposits	11,792	7,352
Federal Home Loan Bank advances	—	1,192
Short-term borrowings and repurchase agreements	1,123	177
Subordinated debentures issued to capital trust	253	252
Subordinated notes	1,095	1,024
TOTAL INTEREST EXPENSE	14,263	9,997
NET INTEREST INCOME	45,924	42,985
Provision for Loan Losses	1,950	1,300
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	43,974	41,685

NON-INTEREST INCOME
Commissions	173	309
Service charges and ATM fees	5,619	5,458
Net gains on loan sales	1,021	417
Net realized gains on sales of available-for-sale securities	—	2
Late charges and fees on loans	364	466
Gain (loss) on derivative interest rate products	(101)	5
Gain on sale of business units	—	7,414
Other income	1,579	533
TOTAL NON-INTEREST INCOME	8,655	14,604

NON-INTEREST EXPENSE
Salaries and employee benefits	15,827	15,162
Net occupancy and equipment expense	6,613	6,551
Postage	792	843
Insurance	339	682
Advertising	794	589
Office supplies and printing	258	255
Telephone	904	827
Legal, audit and other professional fees	681	875
Expense on other real estate and repossessions	603	498
Partnership tax credit investment amortization	91	91
Acquired deposit intangible asset amortization	289	412
Other operating expenses	1,534	1,524
TOTAL NON-INTEREST EXPENSE	28,725	28,309

INCOME BEFORE INCOME TAXES	23,904	27,980
Provision for Income Taxes	4,172	5,464
NET INCOME AND NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$19,732	$22,516

Basic Earnings Per Common Share	$1.39	$1.59
Diluted Earnings Per Common Share	$1.38	$1.57
Dividends Declared Per Common Share	$0.34	$0.32

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	NINE MONTHS ENDED SEPTEMBER 30,
	2019	2018
	(Unaudited)

INTEREST INCOME
Loans	$167,552	$144,447
Investment securities and other	8,715	5,361
TOTAL INTEREST INCOME	176,267	149,808

INTEREST EXPENSE
Deposits	33,844	19,058
Federal Home Loan Bank advances	—	2,964
Short-term borrowings and repurchase agreements	2,904	385
Subordinated debentures issued to capital trust	787	692
Subordinated notes	3,283	3,073
TOTAL INTEREST EXPENSE	40,818	26,172
NET INTEREST INCOME	135,449	123,636
Provision for Loan Losses	5,500	5,200
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	129,949	118,436

NON-INTEREST INCOME
Commissions	670	868
Service charges and ATM fees	15,887	16,191
Net gains on loan sales	1,645	1,438
Late charges and fees on loans	1,066	1,240
Net realized gains on sales of available-for-sale securities	10	2
Gain (loss) on derivative interest rate products	(169)	53
Gain on sale of business units	—	7,414
Other income	4,154	1,792
TOTAL NON-INTEREST INCOME	23,263	28,998

NON-INTEREST EXPENSE
Salaries and employee benefits	46,895	44,731
Net occupancy and equipment expense	19,462	19,234
Postage	2,342	2,544
Insurance	1,667	2,002
Advertising	2,162	1,892
Office supplies and printing	743	789
Telephone	2,645	2,339
Legal, audit and other professional fees	2,023	2,373
Expense on other real estate and repossessions	1,642	4,376
Partnership tax credit investment amortization	274	484
Acquired deposit intangible asset amortization	902	1,237
Other operating expenses	4,845	4,536
TOTAL NON-INTEREST EXPENSE	85,602	86,537

INCOME BEFORE INCOME TAXES	67,610	60,897
Provision for Income Taxes	11,890	11,076
NET INCOME AND NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$55,720	$49,821

Basic Earnings Per Common Share	$3.93	$3.53
Diluted Earnings Per Common Share	$3.90	$3.49
Dividends Declared Per Common Share	$1.73	$0.88

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	THREE MONTHS ENDED SEPTEMBER 30,
	2019	2018
	(Unaudited)

Net Income	$19,732	$22,516

Unrealized appreciation (depreciation) on available-for-sale securities, net of taxes (credit) of $1,315 and $(232), for 2019 and 2018, respectively	4,452	(805)

Reclassification adjustment for gains included in net income, net of taxes of $0 and $0, for 2019 and 2018, respectively	—	(2)

Change in fair value of cash flow hedge, net of taxes of $1,318 and $0, for 2019 and 2018, respectively	4,461	—

Comprehensive Income	$28,645	$21,709

	NINE MONTHS ENDED SEPTEMBER 30,
	2019	2018
	(Unaudited)

Net Income	$55,720	$49,821

Unrealized appreciation (depreciation) on available-for-sale securities, net of taxes (credit) of $3,732 and $(894), for 2019 and 2018, respectively	12,642	(3,106)

Reclassification adjustment for gains included in net income, net of taxes of $2 and $0, for 2019 and 2018, respectively	(8)	(2)

Change in fair value of cash flow hedge, net of taxes of $5,549 and $0, for 2019 and 2018, respectively	18,789	—

Comprehensive Income	$87,143	$46,713

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except per share data)

	THREE MONTHS ENDED SEPTEMBER 30, 2018
				Accumulated
				Other
	Common	Additional	Retained	Comprehensive	Treasury
	Stock	Paid-in Capital	Earnings	Income (Loss)	Stock	Total
	(Unaudited)

Balance, June 30, 2018	$141	$29,134	$461,784	$(788)	$—	$490,271
Net income	—	—	22,516	—	—	22,516
Stock issued under Stock Option
Plan	—	419	—	—	256	675
Common dividends declared,
$0.32 per share	—	—	(4,528)	—	—	(4,528)
Other comprehensive loss	—	—	—	(807)	—	(807)
Reclassification of treasury stock
per Maryland law	1	—	255	—	(256)	—

Balance, September 30, 2018	$142	$29,553	$480,027	$(1,595)	$—	$508,127

	THREE MONTHS ENDED SEPTEMBER 30, 2019
				Accumulated
				Other
	Common	Additional	Retained	Comprehensive	Treasury
	Stock	Paid-in Capital	Earnings	Income (Loss)	Stock	Total
	(Unaudited)

Balance, June 30, 2019	$142	$31,603	$508,427	$32,137	$—	$572,309
Net income	—	—	19,732	—	—	19,732
Stock issued under Stock Option
Plan	—	482	—	—	167	649
Common dividends declared,
$0.34 per share	—	—	(4,833)	—	—	(4,833)
Other comprehensive gain	—	—	—	8,913	—	8,913
Reclassification of treasury stock
per Maryland law	—	—	167	—	(167)	—

Balance, September 30, 2019	$142	$32,085	$523,493	$41,050	$—	$596,770

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except per share data)

	NINE MONTHS ENDED SEPTEMBER 30, 2018
				Accumulated
				Other
	Common	Additional	Retained	Comprehensive	Treasury
	Stock	Paid-in Capital	Earnings	Income (Loss)	Stock	Total
	(Unaudited)

Balance, January 1, 2018	$141	$28,203	$442,077	$1,241	$—	$471,662
Net income	—	—	49,821	—	—	49,821
Stock issued under Stock Option
Plan	—	1,350	—	—	838	2,188
Common dividends declared,
$0.88 per share	—	—	(12,436)	—	—	(12,436)
Reclassification of stranded tax
effects resulting from change in
Federal income tax rate	—	—	(272)	272	—	—
Other comprehensive loss	—	—	—	(3,108)	—	(3,108)
Reclassification of treasury stock
per Maryland law	1	—	837	—	(838)	—

Balance, September 30, 2018	$142	$29,553	$480,027	$(1,595)	$—	$508,127

	NINE MONTHS ENDED SEPTEMBER 30, 2019
				Accumulated
				Other
	Common	Additional	Retained	Comprehensive	Treasury
	Stock	Paid-in Capital	Earnings	Income (Loss)	Stock	Total
	(Unaudited)

Balance, January 1, 2019	$142	$30,121	$492,087	$9,627	$—	$531,977
Net income	—	—	55,720	—	—	55,720
Stock issued under Stock Option
Plan	—	1,964	—	—	1,059	3,023
Common dividends declared,
$1.39 per share	—	—	(24,524)	—	—	(24,524)
Purchase of the Company’s
common stock	—	—	—	—	(849)	(849)
Other comprehensive gain	—	—	—	31,423	—	31,423
Reclassification of treasury stock
per Maryland law	—	—	210	—	(210)	—

Balance, September 30, 2019	$142	$32,085	$523,493	$41,050	$—	$596,770

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	NINE MONTHS ENDED SEPTEMBER 30,
	2019	2018
	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$55,720	$49,821
Proceeds from sales of loans held for sale	81,403	72,229
Originations of loans held for sale	(88,864)	(65,788)
Items not requiring (providing) cash:
Depreciation	7,076	6,842
Amortization	1,566	1,837
Compensation expense for stock option grants	667	539
Provision for loan losses	5,500	5,200
Net gains on loan sales	(1,645)	(1,438)
Net realized gains on sales of available-for-sale securities	(10)	(2)
Net (gains) losses on sale of premises and equipment	(24)	122
Net losses on sale/write-down of other real estate owned and repossessions	205	2,003
Gain realized on sale of business units	—	(7,414)
Accretion of deferred income, premiums, discounts and other	(2,949)	(2,032)
(Gain) loss on derivative interest rate products	169	(53)
Deferred income taxes	(193)	(6,278)
Changes in:
Interest receivable	(253)	(670)
Prepaid expenses and other assets	(1,940)	5,967
Accrued expenses and other liabilities	3,333	1,331
Income taxes refundable/payable	4,414	11,158
Net cash provided by operating activities	64,175	73,374
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans	(123,401)	(171,672)
Purchase of loans	(57,545)	(57,382)
Cash paid for sale of business units	—	(50,356)
Purchase of premises and equipment	(8,274)	(7,833)
Proceeds from sale of premises and equipment	172	2,296
Proceeds from sale of other real estate owned and repossessions	12,867	16,124
Capitalized costs on other real estate owned	(93)	(153)
Proceeds from sales of available-for-sale securities	28,057	502
Proceeds from maturities and calls of held-to-maturity securities	—	130
Proceeds from maturities and calls of available-for-sale securities	13,370	2,366
Principal reductions on mortgage-backed securities	12,788	17,134
Purchase of available-for-sale securities	(143,151)	(36,677)
Redemption (purchase) of Federal Home Loan Bank stock	673	(3,736)
Net cash used in investing activities	(264,537)	(289,257)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in certificates of deposit	136,194	84,177
Net increase (decrease) in checking and savings deposits	73,995	(24,535)
Proceeds from Federal Home Loan Bank advances	—	2,363,500
Repayments of Federal Home Loan Bank advances	—	(2,251,000)
Net increase (decrease) in short-term borrowings	(4,293)	16,409
Advances from borrowers for taxes and insurance	5,313	3,539
Dividends paid	(24,219)	(11,288)
Purchase of the Company’s common stock	(849)	—
Stock options exercised	2,356	1,649
Net cash provided by financing activities	188,497	182,451
DECREASES IN CASH AND CASH EQUIVALENTS	(11,865)	(33,432)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	202,742	242,253
CASH AND CASH EQUIVALENTS, END OF PERIOD	$190,877	$208,821

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Great Southern Bancorp, Inc. (the "Company" or "Great Southern") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The financial statements presented herein reflect all adjustments which are, in the opinion of management, necessary to fairly present the financial condition, results of operations, changes in stockholders’ equity and cash flows of the Company as of the dates and for the periods presented. Those adjustments consist only of normal recurring adjustments. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the full year. The consolidated statement of financial condition of the Company as of December 31, 2018, has been derived from the audited consolidated statement of financial condition of the Company as of that date.  Certain prior period amounts have been reclassified to conform to the current period presentation.  These reclassifications had no effect on net income.

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

The Company’s lease terminations, new leases and lease modifications and renewals will impact the amount of lease liability and a corresponding right-of-use asset recognized.  The Company’s leases are currently all “operating leases” as defined in the Update; therefore, no material change in the income statement presentation of lease expense occurred in the three or nine months ended September 30, 2019. The Company’s lease activities are discussed further in Note 9 of the Notes to Consolidated Financial Statements contained in this report.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326).  The Update amends guidance on reporting credit losses for assets held at amortized cost and available for sale debt securities. For assets held at amortized cost, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. This Update affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash.  For public companies who meet the definition of “Accelerated Filers,” such as the Company, the update is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. An entity will apply the amendments in this update on a modified retrospective basis, through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company previously formed a cross-functional committee to oversee the system, data, reporting and other considerations for purposes of meeting the requirements of this standard.  Data and system needs were assessed.  As a result, third-party software was acquired and implemented to manage the data.  We have completed the upload of the necessary historical loan data to the software that will be used in meeting certain requirements of this standard.  Our loss data covers multiple credit cycles back to 2003.  Parallel testing of the new methodology compared to the current methodology has been performed throughout 2019 and the Company continues to evaluate the impact of adopting the new guidance.  We engaged a third party to validate the accuracy of our inputs into the model.  This review was completed about September 30, 2019.  We expect to recognize a one-time cumulative effect adjustment to retained earnings (net of applicable taxes), the allowance for loan losses (related to the carrying value of loans receivable) and other liabilities (related to the unfunded portion of loans and loan commitments) as of the beginning of the first reporting period in which the new standard is effective for us (the three-month period ending March 31, 2020), but cannot yet determine the exact amount of any such one-time adjustment, or the overall impact of the new guidance on the Company’s consolidated financial statements.  Based on the current modeling results, we anticipate that the one-time cumulative effect adjustment will be two to three percent of total stockholders’ equity.

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820) - Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 modifies the disclosure requirements on fair value measurements in Topic 820. The amendments in this update remove disclosures that no longer are considered cost beneficial, modify/clarify the specific requirements of certain disclosures, and add disclosure requirements identified as relevant. ASU 2018-13 is effective for periods beginning after December 15, 2019, with early adoption permitted for certain removed and modified disclosures, and is not expected to have a significant impact on our financial statements.

NOTE 4: EARNINGS PER SHARE

	Three Months Ended September 30,
	2019	2018
	(In Thousands, Except Per Share Data)

Basic:
Average common shares outstanding	14,210	14,146
Net income and net income available to common stockholders	$19,732	$22,516
Per common share amount	$1.39	$1.59

Diluted:
Average common shares outstanding	14,210	14,146
Net effect of dilutive stock options – based on the treasury
stock method using average market price	107	153
Diluted common shares	14,317	14,299
Net income and net income available to common stockholders	$19,732	$22,516
Per common share amount	$1.38	$1.57

	Nine Months Ended September 30,
	2019	2018
	(In Thousands, Except Per Share Data)

Basic:
Average common shares outstanding	14,187	14,124
Net income and net income available to common stockholders	$55,720	$49,821
Per common share amount	$3.93	$3.53

Diluted:
Average common shares outstanding	14,187	14,124
Net effect of dilutive stock options – based on the treasury
stock method using average market price	110	136
Diluted common shares	14,297	14,260
Net income and net income available to common stockholders	$55,720	$49,821
Per common share amount	$3.90	$3.49

Options outstanding at September 30, 2019 and 2018, to purchase 328,275 and 170,600 shares of common stock, respectively, were not included in the computation of diluted earnings per common share for each of the three month periods because the exercise prices of such options were greater than the average market prices of the common stock for the three months ended September 30, 2019 and 2018, respectively.  Options outstanding at September 30, 2019 and 2018, to purchase 318,275 and 260,947 shares of common stock, respectively, were not included in the computation of diluted earnings per common share for each of the nine month periods because the exercise prices of such options were greater than the average market prices of the common stock for the nine months ended September 30, 2019 and 2018, respectively.

NOTE 5: INVESTMENT SECURITIES

The amortized cost and fair values of securities classified as available-for-sale were as follows:

	September 30, 2019
		Gross	Gross		Tax
	Amortized	Unrealized	Unrealized	Fair	Equivalent
	Cost	Gains	Losses	Value	Yield
	(In Thousands)

AVAILABLE-FOR-SALE SECURITIES:
Agency mortgage-backed securities	$186,485	$11,741	$(393)	$197,833	2.95%
Agency collateralized mortgage obligations	110,673	3,799	(36)	114,436	3.07
States and political subdivisions	35,131	1,620	—	36,751	4.82
	$332,289	$17,160	$(429)	$349,020	3.19%

	December 31, 2018
		Gross	Gross		Tax
	Amortized	Unrealized	Unrealized	Fair	Equivalent
	Cost	Gains	Losses	Value	Yield
	(In Thousands)

AVAILABLE-FOR-SALE SECURITIES:
Agency mortgage-backed securities	$154,557	$1,272	$2,571	$153,258	2.83%
Agency collateralized mortgage obligations	39,024	250	14	39,260	3.18
States and political subdivisions	50,022	1,428	—	51,450	4.81
	$243,603	$2,950	$2,585	$243,968	3.29%

The amortized cost and fair value of available-for-sale securities at September 30, 2019, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In Thousands)

One year or less	$—	$—
After one through five years	878	954
After five through ten years	9,140	9,501
After ten years	25,113	26,296
Securities not due on a single maturity date	297,158	312,269

	$332,289	$349,020

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at September 30, 2019 and December 31, 2018, was approximately $64.8 million and $95.7 million, respectively, which is approximately 18.6% and 39.2% of the Company’s available-for-sale investment portfolio, respectively.

Based on an evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these debt securities are temporary.

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2019 and December 31, 2018:

	September 30, 2019
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)

Agency mortgage-backed securities	$—	$—	$51,433	$(393)	$51,433	$(393)
Agency collateralized mortgage obligations	13,368	(36)	—	—	13,368	(36)
	$13,368	$(36)	$51,433	$(393)	$64,801	$(429)

	December 31, 2018
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)

Agency mortgage-backed securities	$11,255	$(82)	$74,186	$(2,489)	$85,441	$(2,571)
Agency collateralized mortgage obligations	9,725	(14)	—	—	9,725	(14)
State and political subdivisions	511	—	—	—	511	—
	$21,491	$(96)	$74,186	$(2,489)	$95,677	$(2,585)

There were no sales of available-for-sale securities during the three months ended September 30, 2019.  Gross gains of $226,000 and gross losses of $216,000 resulting from sales of available-for-sale securities were realized during the nine months ended September 30, 2019.  Gross gains of $2,000 and $2,000 and gross losses of $0 and $0 resulting from sales of available-for-sale securities were realized during the three and nine months ended September 30, 2018.  Gains and losses on sales of securities are determined on the specific-identification method.

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

The Company periodically evaluates each investment security in an unrealized loss position to determine whether an other-than-temporary impairment has occurred.  The Company considers the length of time a security has been in an unrealized loss position, the relative amount of the unrealized loss compared to the carrying value of the security, the type of security and other factors.  If certain criteria are met, the Company performs additional review and evaluation using observable market values or various inputs in economic models to determine if an unrealized loss is other-than-temporary.  The Company uses quoted market prices for marketable equity securities and uses broker pricing quotes based on observable inputs for equity investments that are not traded on a stock exchange.  For non-

agency collateralized mortgage obligations, to determine if the unrealized loss is other than temporary, the Company projects total estimated defaults of the underlying assets (mortgages) and multiplies that calculated amount by an estimate of realizable value upon sale in the marketplace (severity) in order to determine the projected collateral loss.  The Company also evaluates any current credit enhancement underlying these securities to determine the impact on cash flows.  If the Company determines that a given security position will be subject to a write-down or loss, the Company records the expected credit loss as a charge to earnings.

During the three and nine months ended September 30, 2019 and 2018, respectively, no securities were determined to have impairment that had become other-than-temporary.

Credit Losses Recognized on Investments.  During the three months ended September 30, 2019 and 2018, respectively, there were no debt securities that had experienced fair value deterioration due to credit losses, or due to other market factors, but were not otherwise other-than-temporarily impaired.

Amounts Reclassified Out of Accumulated Other Comprehensive Income.  Amounts reclassified from accumulated other comprehensive income and the affected line items in the statements of income during the three and nine months ended September 30, 2019 and 2018, are shown below.

The FASB previously issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (Topic 220). The amendment allows an entity to elect to reclassify the stranded tax effects resulting from the change in income tax rate from H.R.1, originally known as the “Tax Cuts and Jobs Act” (the “TCJ Act”), from accumulated other comprehensive income to retained earnings.  The Company chose to early adopt ASU 2018-02 effective January 1, 2018.  The stranded tax amount related to unrealized gains and losses on available for sale securities, which was reclassified from accumulated other comprehensive income to retained earnings at the time of adoption, was $272,000.  There were no other income tax effects related to the application of the Tax Act to be reclassified from AOCI to retained earnings.

	Amounts Reclassified from Accumulated
	Other Comprehensive Income Three Months Ended September 30,		Affected Line Item in the
	2019	2018	Statements of Income
	(In Thousands)

Unrealized gains on available-			Net realized gains on sales of
for-sale securities	$—	$2	available-for-sale securities
			(Total reclassified amount before tax)
Income Taxes	—	—	Provision for income taxes
Total reclassifications out of accumulated
other comprehensive income	$—	$2

	Amounts Reclassified from Accumulated
	Other Comprehensive Income Nine Months Ended September 30,		Affected Line Item in the
	2019	2018	Statements of Income
	(In Thousands)

Unrealized gains on available-			Net realized gains on sales of
for-sale securities	$10	$2	available-for-sale securities
			(Total reclassified amount before tax)
Income Taxes	(2)	—	Provision for income taxes
Total reclassifications out of accumulated
other comprehensive income	$8	$2

NOTE 6: LOANS AND ALLOWANCE FOR LOAN LOSSES

Classes of loans at September 30, 2019 and December 31, 2018 were as follows:

	September 30,	December 31,
	2019	2018
	(In Thousands)

One- to four-family residential construction	$35,153	$26,177
Subdivision construction	16,326	13,844
Land development	38,899	44,492
Commercial construction	1,335,827	1,417,166
Owner occupied one- to four-family residential	345,098	276,866
Non-owner occupied one- to four-family residential	122,289	122,438
Commercial real estate	1,494,621	1,371,435
Other residential	841,087	784,894
Commercial business	305,233	322,118
Industrial revenue bonds	13,350	13,940
Consumer auto	174,710	253,528
Consumer other	48,623	57,350
Home equity lines of credit	119,705	121,352
Loans acquired and accounted for under ASC 310-30, net of discounts	142,099	167,651
	5,033,020	4,993,251
Undisbursed portion of loans in process	(829,135)	(958,441)
Allowance for loan losses	(40,406)	(38,409)
Deferred loan fees and gains, net	(6,776)	(7,400)
	$4,156,703	$3,989,001

Weighted average interest rate	5.11%	5.16%

Classes of loans by aging were as follows:

	September 30, 2019
							Total Loans
						Total	> 90 Days
	30-59 Days	60-89 Days	Over	Total		Loans	Past Due and
	Past Due	Past Due	90 Days	Past Due	Current	Receivable	Still Accruing
	(In Thousands)

One- to four-family
residential construction	$250	$—	$—	$250	$34,903	$35,153	$—
Subdivision construction	—	—	—	—	16,326	16,326	—
Land development	—	28	83	111	38,788	38,899	—
Commercial construction	—	—	—	—	1,335,827	1,335,827	—
Owner occupied one- to
four-family residential	556	55	913	1,524	343,574	345,098	—
Non-owner occupied one-
to four-family residential	—	56	566	622	121,667	122,289	—
Commercial real estate	498	91	637	1,226	1,493,395	1,494,621	—
Other residential	9,319	—	—	9,319	831,768	841,087	—
Commercial business	23	11	1,245	1,279	303,954	305,233	—
Industrial revenue bonds	—	—	—	—	13,350	13,350	—
Consumer auto	1,408	366	513	2,287	172,423	174,710	—
Consumer other	341	93	178	612	48,011	48,623	—
Home equity lines of credit	303	—	531	834	118,871	119,705	—
Loans acquired and accounted for under
ASC 310-30, net of discounts	642	291	6,413	7,346	134,753	142,099	—
	13,340	991	11,079	25,410	5,007,610	5,033,020	—
Less loans acquired and accounted for under
ASC 310-30, net	642	291	6,413	7,346	134,753	142,099	—

Total	$12,698	$700	$4,666	$18,064	$4,872,857	$4,890,921	$—

	December 31, 2018
							Total Loans
						Total	> 90 Days Past
	30-59 Days	60-89 Days	Over 90	Total Past		Loans	Due and
	Past Due	Past Due	Days	Due	Current	Receivable	Still Accruing
	(In Thousands)

One- to four-family
residential construction	$—	$—	$—	$—	$26,177	$26,177	$—
Subdivision construction	—	—	—	—	13,844	13,844	—
Land development	13	—	49	62	44,430	44,492	—
Commercial construction	—	—	—	—	1,417,166	1,417,166	—
Owner occupied one- to
four-family residential	1,431	806	1,206	3,443	273,423	276,866	—
Non-owner occupied one-
to four-family residential	1,142	144	1,458	2,744	119,694	122,438	—
Commercial real estate	3,940	53	334	4,327	1,367,108	1,371,435	—
Other residential	—	—	—	—	784,894	784,894	—
Commercial business	72	54	1,437	1,563	320,555	322,118	—
Industrial revenue bonds	3	—	—	3	13,937	13,940	—
Consumer auto	2,596	722	1,490	4,808	248,720	253,528	—
Consumer other	691	181	240	1,112	56,238	57,350	—
Home equity lines of credit	229	—	86	315	121,037	121,352	—
Loans acquired and accounted for under
ASC 310-30, net of discounts	2,195	1,416	6,827	10,438	157,213	167,651	—
	12,312	3,376	13,127	28,815	4,964,436	4,993,251	—
Less loans acquired and accounted for under ASC 310-30, net	2,195	1,416	6,827	10,438	157,213	167,651	—

Total	$10,117	$1,960	$6,300	$18,377	$4,807,223	$4,825,600	$—

Nonaccruing loans (excluding FDIC-assisted acquired loans, net of discount) are summarized as follows:

	September 30,	December 31,
	2019	2018
	(In Thousands)

One- to four-family residential construction	$—	$—
Subdivision construction	—	—
Land development	83	49
Commercial construction	—	—
Owner occupied one- to four-family residential	913	1,206
Non-owner occupied one- to four-family residential	566	1,458
Commercial real estate	637	334
Other residential	—	—
Commercial business	1,245	1,437
Industrial revenue bonds	—	—
Consumer auto	513	1,490
Consumer other	178	240
Home equity lines of credit	531	86

Total	$4,666	$6,300

The following table presents the activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2019.  Also presented are the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of September 30, 2019:

	One- to Four-
	Family
	Residential and	Other	Commercial	Commercial	Commercial
	Construction	Residential	Real Estate	Construction	Business	Consumer	Total
	(In Thousands)

Allowance for loan losses
Balance, July 1, 2019	$3,803	$3,753	$22,367	$3,479	$1,678	$4,174	$39,254
Provision (benefit) charged to expense	(232)	566	2,246	(571)	(341)	282	1,950
Losses charged off	(1)	—	—	(46)	(211)	(1,419)	(1,677)
Recoveries	61	—	13	20	100	685	879
Balance, September 30, 2019	$3,631	$4,319	$24,626	$2,882	$1,226	$3,722	$40,406

Balance, January 1, 2019	$3,122	$4,713	$19,803	$3,105	$1,568	$6,098	$38,409
Provision (benefit) charged to expense	931	(394)	4,791	3	(431)	600	5,500
Losses charged off	(518)	—	(7)	(266)	(310)	(5,324)	(6,425)
Recoveries	96	—	39	40	399	2,348	2,922
Balance, September 30, 2019	$3,631	$4,319	$24,626	$2,882	$1,226	$3,722	$40,406

Ending balance:
Individually evaluated for
impairment	$224	$—	$569	$—	$14	$127	$934
Collectively evaluated for
impairment	$3,315	$4,236	$23,735	$2,747	$1,174	$3,572	$38,779
Loans acquired and accounted
for under ASC 310-30	$92	$83	$322	$135	$38	$23	$693

Loans
Individually evaluated for
impairment	$3,106	$—	$4,285	$83	$1,299	$1,722	$10,495
Collectively evaluated for
impairment	$515,760	$841,087	$1,490,336	$1,374,643	$317,284	$341,316	$4,880,426
Loans acquired and accounted
for under ASC 310-30	$79,892	$11,349	$30,772	$4,069	$3,777	$12,240	$142,099

The following table presents the activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2018:

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

Impaired loans (excluding FDIC-assisted loans, net of discount), are summarized as follows:

	September 30, 2019
		Unpaid
	Recorded	Principal	Specific
	Balance	Balance	Allowance
		(In Thousands)
One- to four-family residential construction	$—	$—	$—
Subdivision construction	256	256	98
Land development	83	83	—
Commercial construction	—	—	—
Owner occupied one- to four- family residential	2,055	2,312	105
Non-owner occupied one- to four- family residential	795	980	21
Commercial real estate	4,286	4,312	569
Other residential	—	—	—
Commercial business	1,299	1,766	14
Industrial revenue bonds	—	—	—
Consumer auto	840	1,083	107
Consumer other	340	517	16
Home equity lines of credit	541	563	4

Total	$10,495	$11,872	$934

	Three Months Ended		Nine Months Ended
	September 30, 2019		September 30, 2019
	Average		Average
	Investment	Interest	Investment	Interest
	in Impaired	Income	in Impaired	Income
	Loans	Recognized	Loans	Recognized
	(In Thousands)

One- to four-family residential construction	$—	$—	$—	$—
Subdivision construction	269	2	285	7
Land development	83	2	428	101
Commercial construction	—	—	—	—
Owner occupied one- to four-family residential	2,042	23	2,745	80
Non-owner occupied one- to four-family residential	687	14	1,093	32
Commercial real estate	4,427	62	5,217	198
Other residential	—	—	—	—
Commercial business	1,370	7	1,590	65
Industrial revenue bonds	—	—	—	—
Consumer auto	883	21	1,121	64
Consumer other	331	12	399	34
Home equity lines of credit	447	13	318	30

Total	$10,539	$156	$13,196	$611

	At or for the Year Ended December 31, 2018
				Average
		Unpaid		Investment	Interest
	Recorded	Principal	Specific	in Impaired	Income
	Balance	Balance	Allowance	Loans	Recognized
	(In Thousands)

One- to four-family residential construction	$—	$—	$—	$—	$—
Subdivision construction	318	318	105	321	17
Land development	14	18	—	14	1
Commercial construction	—	—	—	—	—
Owner occupied one- to four-
family residential	3,576	3,926	285	3,406	197
Non-owner occupied one- to four-
family residential	2,222	2,519	304	2,870	158
Commercial real estate	3,501	3,665	613	6,216	337
Other residential	—	—	—	1,026	20
Commercial business	1,844	2,207	309	2,932	362
Industrial revenue bonds	—	—	—	—	—
Consumer auto	1,874	2,114	336	2,069	167
Consumer other	479	684	72	738	59
Home equity lines of credit	111	128	17	412	28

Total	$13,939	$15,579	$2,041	$20,004	$1,346

	September 30, 2018
		Unpaid
	Recorded	Principal	Specific
	Balance	Balance	Allowance
		(In Thousands)
One- to four-family residential construction	$—	$—	$—
Subdivision construction	241	241	107
Land development	14	18	—
Commercial construction	—	—	—
Owner occupied one- to four- family residential	3,663	3,995	343
Non-owner occupied one- to four- family residential	2,398	2,677	321
Commercial real estate	3,556	3,714	635
Other residential	—	—	—
Commercial business	2,008	2,383	324
Industrial revenue bonds	—	—	—
Consumer auto	1,843	2,046	331
Consumer other	566	751	85
Home equity lines of credit	115	133	17

Total	$14,404	$15,958	$2,163

	Three Months Ended		Nine Months Ended
	September 30, 2018		September 30, 2018
	Average		Average
	Investment	Interest	Investment	Interest
	in Impaired	Income	in Impaired	Income
	Loans	Recognized	Loans	Recognized
	(In Thousands)

One- to four-family residential construction	$—	$—	$—	$—
Subdivision construction	299	3	336	11
Land development	15	1	15	1
Commercial construction	—	—	—	—
Owner occupied one- to four-family residential	3,401	53	3,322	142
Non-owner occupied one- to four-family residential	2,583	38	3,082	130
Commercial real estate	6,689	55	7,115	278
Other residential	675	—	1,368	20
Commercial business	2,581	40	3,277	329
Industrial revenue bonds	—	—	—	—
Consumer auto	1,865	37	2,120	118
Consumer other	671	11	806	48
Home equity lines of credit	405	—	500	28

Total	$19,184	$238	$21,941	$1,105

At September 30, 2019, $4.7 million of impaired loans had specific valuation allowances totaling $934,000.  At December 31, 2018, $8.4 million of impaired loans had specific valuation allowances totaling $2.0 million.

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

The following tables present newly restructured loans during the three and nine months ended September 30, 2019 and 2018, respectively, by type of modification:

Three Months Ended September 30, 2019
Total
	Interest Only	Term	Combination	Modification
(In Thousands)

Consumer	$—	$—	$—	$—

	Three Months Ended September 30, 2018
				Total
	Interest Only	Term	Combination	Modification
	(In Thousands)

Consumer	$—	$67	$—	$67

	Nine Months Ended September 30, 2019
				Total
	Interest Only	Term	Combination	Modification
	(In Thousands)

Consumer	$—	$73	$—	$73

	Nine Months Ended September 30, 2018
				Total
	Interest Only	Term	Combination	Modification
	(In Thousands)

Mortgage loans on real estate:
One- to four-family residential	$1,348	$—	$—	1,348
Consumer	—	506	—	506

	$1,348	$506	$—	$1,854

At September 30, 2019, the Company had $2.0 million of loans that were modified in troubled debt restructurings and impaired, as follows:  $256,000 of construction and land development loans, $777,000 of one- to four-family and other residential mortgage loans, $418,000 of commercial real estate loans, $168,000 of commercial business loans and $355,000 of consumer loans.  Of the total troubled debt restructurings at September 30, 2019, $1.4 million were accruing interest and $585,000 were classified as substandard using the Company’s internal grading system, which is described below.  The Company had no troubled debt restructurings which were modified in the previous 12 months and subsequently defaulted during the nine months ended September 30, 2019.  When loans modified as troubled debt restructurings have subsequent payment defaults, the defaults are factored into the determination of the allowance for loan losses to ensure specific valuation allowances reflect amounts considered uncollectible.  At December 31, 2018, the Company had $6.9 million of loans that were modified in troubled debt restructurings and impaired, as follows:  $283,000 of construction and land development loans, $3.9 million of one- to four-family and other residential mortgage loans, $1.3 million of commercial real estate loans, $548,000 of commercial business loans and $803,000 of consumer loans.  Of the total troubled debt restructurings at December 31, 2018, $4.7 million were accruing interest and $2.5 million were classified as substandard using the Company’s internal grading system.  The Company had no troubled debt restructurings which were modified in the previous 12 months and subsequently defaulted during the year ended December 31, 2018.

During the three and nine months ended September 30, 2019, $-0- and $63,000 of loans, respectively, all of which consisted of consumer loans, designated as troubled debt restructurings met the criteria for placement back on accrual status.  The criteria is generally a minimum of six months of consistent and timely payment performance under original or modified terms.  During the three and nine months ended September 30, 2018, $46,000 and $85,000 of loans, respectively, all of which consisted of one- to four-family residential loans, designated as troubled debt restructurings met the criteria for placement back on accrual status.

The Company reviews the credit quality of its loan portfolio using an internal grading system that classifies loans as “Satisfactory,” “Watch,” “Special Mention,” “Substandard” and “Doubtful.”  Loans classified as watch are being monitored because of indications of potential weaknesses or deficiencies that may require future classification as special mention or substandard.  Special mention loans possess potential weaknesses that deserve management’s close attention but do not expose the Bank to a degree of risk that warrants substandard classification.  Substandard loans are characterized by the distinct possibility that the Bank will sustain some loss if certain deficiencies are not corrected.  Doubtful loans are those having all the weaknesses inherent to those classified Substandard with the added characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.  Loans not meeting any of the criteria previously described are considered satisfactory.  The FDIC-assisted acquired loans are evaluated using this internal grading system. These loans are accounted for in pools.  Minimal adverse classification in these acquired loan pools was identified as of September 30, 2019 and December 31, 2018, respectively.  See Note 7 for further discussion of the acquired loan pools and the termination of the loss sharing agreements.

The Company evaluates the loan risk internal grading system definitions and allowance for loan loss methodology on an ongoing basis.  The general component of the allowance for loan losses is affected by several factors, including, but not limited to, average historical losses, average life of the loans, current composition of the loan portfolio, current and expected economic conditions, collateral values and internal risk ratings.  Management considers all these factors in determining the adequacy of the Company’s allowance for loan losses.  In early 2018, we expanded our loan risk rating system to allow for further segregation of satisfactory credits.  No significant changes were made to the allowance for loan loss methodology during the past year.

The loan grading system is presented by loan class below:

	September 30, 2019
			Special
	Satisfactory	Watch	Mention	Substandard	Doubtful	Total
	(In Thousands)

One- to four-family residential
construction	$35,153	$—	$—	$—	$—	$35,153
Subdivision construction	16,326	—	—	—	—	16,326
Land development	38,788	28	—	83	—	38,899
Commercial construction	1,335,827	—	—	—	—	1,335,827
Owner occupied one- to four-
family residential	343,359	—	—	1,739	—	345,098
Non-owner occupied one- to
four-family residential	121,298	425	—	566	—	122,289
Commercial real estate	1,458,339	32,312	—	3,970	—	1,494,621
Other residential	841,087	—	—	—	—	841,087
Commercial business	299,286	4,702	—	1,245	—	305,233
Industrial revenue bonds	13,350	—	—	—	—	13,350
Consumer auto	173,996	60	—	654	—	174,710
Consumer other	48,211	94	—	318	—	48,623
Home equity lines of credit	119,130	44	—	531	—	119,705
Loans acquired and accounted
for under ASC 310-30,
net of discounts	142,084	—	—	15	—	142,099

Total	$4,986,234	$37,665	$—	$9,121	$—	$5,033,020

	December 31, 2018
			Special
	Satisfactory	Watch	Mention	Substandard	Doubtful	Total
	(In Thousands)

One- to four-family residential
construction	$25,803	$374	$—	$—	$—	$26,177
Subdivision construction	12,077	1,718	—	49	—	13,844
Land development	39,892	4,600	—	—	—	44,492
Commercial construction	1,417,166	—	—	—	—	1,417,166
Owner occupied one- to-four-
family residential	274,661	43	—	2,162	—	276,866
Non-owner occupied one- to-
four-family residential	119,951	941	—	1,546	—	122,438
Commercial real estate	1,357,987	11,061	—	2,387	—	1,371,435
Other residential	784,393	501	—	—	—	784,894
Commercial business	315,518	5,163	—	1,437	—	322,118
Industrial revenue bonds	13,940	—	—	—	—	13,940
Consumer auto	251,824	116	—	1,588	—	253,528
Consumer other	56,859	157	—	334	—	57,350
Home equity lines of credit	121,134	118	—	100	—	121,352
Loans acquired and accounted
for under ASC 310-30,
net of discounts	167,632	—	—	19	—	167,651

Total	$4,958,837	$24,792	$—	$9,622	$—	$4,993,251

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

The following table presents the balances of the acquired loans related to the various FDIC-assisted transactions at September 30, 2019 and December 31, 2018.

			Sun Security
	TeamBank	Vantus Bank	Bank	InterBank	Valley Bank
	(In Thousands)

September 30, 2019
Gross loans receivable	$8,176	$10,958	$18,673	$66,462	$48,853
Balance of accretable discount due to change in expected losses	(172)	(116)	(464)	(4,778)	(2,290)
Net carrying value to loans receivable	(7,981)	(10,785)	(18,073)	(59,026)	(45,786)
Expected loss remaining	$23	$57	$136	$2,658	$777

December 31, 2018
Gross loans receivable	$10,602	$14,097	$21,171	$85,205	$53,470
Balance of accretable discount due to change in expected losses	(399)	(58)	(342)	(1,695)	(169)
Net carrying value to loans receivable	(10,106)	(13,809)	(20,171)	(74,436)	(49,124)
Expected loss remaining	$97	$230	$658	$9,074	$4,177

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

The amount of the estimated cash flows expected to be received from the acquired loan pools in excess of the fair values recorded for the loan pools is referred to as the accretable yield.  The accretable yield is recognized as interest income over the estimated lives of the loans.  The Company continues to evaluate the fair value of the loans including cash flows expected to be collected.  Increases in the Company’s cash flow expectations are recognized as increases to the accretable yield while decreases are recognized as impairments through the allowance for loan losses.  During the three months ended September 30, 2019 and 2018, improvements in expected cash flows (reclassification of discounts from non-accretable to accretable) related to the acquired loan portfolios resulted in adjustments of $5.1 million and $1.5 million, respectively, to the accretable yield to be spread over the estimated remaining lives of the loans on a level-yield basis.  During the nine months ended September 30, 2019 and 2018, improvements in expected cash flows (reclassification of discounts from non-accretable to accretable) related to the acquired loan portfolios resulted in adjustments of $10.4 million and $4.0 million, respectively, to the accretable yield to be spread over the estimated remaining lives of the loans on a level-yield basis.

Because the balance of these adjustments to accretable yield will be recognized generally over the remaining lives of the loan pools, they will impact future periods as well.  As of September 30, 2019, the remaining accretable yield adjustment that will affect interest income is $7.9 million.  Of the remaining adjustments affecting interest income, we expect to recognize $1.8 million of interest income during the remainder of 2019.  Additional adjustments may be recorded during the remainder of 2019 from the FDIC-assisted transactions, as the Company continues to estimate expected cash flows from the acquired loan pools.

The impact to income of adjustments on the Company’s financial results is shown below:

	Three Months Ended		Three Months Ended
	September 30, 2019		September 30, 2018
	(In Thousands, Except Per Share Data
	and Basis Points Data)

Impact on net interest income/
net interest margin (in basis points)	$2,251	20bps	$1,424	14bps
Net impact to pre-tax income	$2,251		$1,424
Net impact net of taxes	$1,738		$1,106
Impact to diluted earnings per share	$0.12		$0.08

	Nine Months Ended		Nine Months Ended
	September 30, 2019		September 30, 2018
	(In Thousands, Except Per Share Data
	and Basis Points Data)

Impact on net interest income/
net interest margin (in basis points)	$5,162	15bps	$3,652	12bps
Net impact to pre-tax income	$5,162		$3,652
Net impact net of taxes	$3,985		$2,836
Impact to diluted earnings per share	$0.28		$0.20

Changes in the accretable yield for acquired loan pools were as follows for the three and nine months ended September 30, 2019 and 2018:

			Sun Security
	TeamBank	Vantus Bank	Bank	InterBank	Valley Bank
	(In Thousands)

Balance, July 1, 2019	$1,350	$1,227	$1,859	$8,465	$5,544
Accretion	(196)	(259)	(414)	(2,371)	(1,257)
Change in expected accretable yield(1)	(9)	305	872	2,840	1,565

Balance, September 30, 2019	$1,145	$1,273	$2,317	$8,934	$5,852

Balance, July 1, 2018	$1,742	$1,652	$2,055	$5,910	$2,974
Accretion	(294)	(279)	(399)	(2,293)	(901)
Change in expected accretable yield(1)	103	234	500	2,054	578

Balance, September 30, 2018	$1,551	$1,607	$2,156	$5,671	$2,651

(1)
Represents increases (decreases) in estimated cash flows expected to be received from the acquired loan pools, partially due to lower estimated credit losses.  The amounts also include changes in expected accretion of the loan pools for TeamBank, Vantus Bank, Sun Security Bank, InterBank and Valley Bank for the three months ended September 30, 2019, totaling $(21,000), $132,000, $565,000, $(644,000) and $482,000, respectively, and for the three months ended September 30, 2018, totaling $103,000, $234,000, $485,000, $604,000 and $578,000, respectively.

			Sun Security
	TeamBank	Vantus Bank	Bank	InterBank	Valley Bank
	(In Thousands)

Balance, January 1, 2019	$1,356	$1,432	$2,242	$4,994	$3,063
Accretion	(811)	(738)	(1,195)	(6,350)	(3,243)
Change in expected
accretable yield(1)	600	579	1,270	10,290	6,032

Balance, September 30, 2019	$1,145	$1,273	$2,317	$8,934	$5,852

Balance, January 1, 2018	$2,071	$1,850	$2,901	$5,074	$2,695
Accretion	(736)	(897)	(1,253)	(5,943)	(3,098)

Change in expected accretable yield(1)	216	654	508	6,540	3,054

Balance, September 30, 2018	$1,551	$1,607	$2,156	$5,671	$2,651

(1)
Represents increases in estimated cash flows expected to be received from the acquired loan pools, partially due to lower estimated credit losses.  The amounts also include changes in expected accretion of the loan pools for TeamBank, Vantus Bank, Sun Security Bank, InterBank and Valley Bank for the nine months ended September 30, 2019, totaling $526,000, $406,000, $812,000, $4.0 million and $2.7 million, respectively, and for the nine months ended September 30, 2018, totaling $201,000, $654,000, $318,000, $3.6 million and $2.3 million, respectively.

NOTE 8: OTHER REAL ESTATE OWNED AND REPOSSESSIONS

Major classifications of other real estate owned were as follows:

	September 30,	December 31,
	2019	2018
	(In Thousands)

Foreclosed assets held for sale and repossessions
One- to four-family construction	$—	$—
Subdivision construction	755	1,092
Land development	2,594	3,191
Commercial construction	—	—
One- to four-family residential	310	269
Other residential	—	—
Commercial real estate	—	—
Commercial business	—	—
Consumer	665	928
	4,324	5,480
Foreclosed assets acquired through FDIC-assisted
transactions, net of discounts	1,108	1,401

Foreclosed assets held for sale and repossessions, net	5,432	6,881

Other real estate owned not acquired through foreclosure	2,012	1,559

Other real estate owned and repossessions	$7,444	$8,440

At September 30, 2019, other real estate owned not acquired through foreclosure included seven properties, all of which were branch locations that were closed and are held for sale.  One of these properties, with a carrying value of $1.1 million, was added during the three months ended September 30, 2019.  This property is under contract but the sale has not yet been completed. Three properties totaling $682,000, two of which were branch locations that were closed and held for sale and one of which was land acquired for a potential branch location, were sold during the nine months ended September, 30, 2019.

At December 31, 2018, other real estate owned not acquired through foreclosure included nine properties, eight of which were branch locations that were closed and are held for sale, and one of which is land acquired for a potential branch location.

At September 30, 2019, residential mortgage loans totaling $431,000 were in the process of foreclosure, $421,000 of which were acquired loans.  Of the $421,000 of acquired loans, $162,000 were previously covered by loss sharing agreements and $259,000 were acquired in the Valley Bank transaction.

At December 31, 2018, residential mortgage loans totaling $1.3 million were in the process of foreclosure, $1.0 million of which were acquired loans.  Of the $1.0 million of acquired loans, $873,000 were previously covered by loss sharing agreements and $171,000 were acquired in the Valley Bank transaction.

Expenses applicable to other real estate owned and repossessions included the following:

	Three Months Ended
	September 30,
	2019	2018
	(In Thousands)

Net gains on sales of other real estate owned and repossessions	$(250)	$(549)
Valuation write-downs	280	178
Operating expenses, net of rental income	573	869

	$603	$498

	Nine Months Ended
	September 30,
	2019	2018
	(In Thousands)

Net gains on sales of other real estate owned and repossessions	$(659)	$(1,998)
Valuation write-downs	724	3,551
Operating expenses, net of rental income	1,577	2,823

	$1,642	$4,376

NOTE 9: PREMISES AND EQUIPMENT

Major classifications of premises and equipment, stated at cost, were as follows:
	September 30,	December 31,
	2019	2018
	(In Thousands)

Land	$40,052	$40,508
Buildings and improvements	95,387	95,039
Furniture, fixtures and equipment	58,076	54,327
Operating leases right of use asset	8,888	—
	202,403	189,874
Less accumulated depreciation	61,176	57,450

	$141,227	$132,424

Leases.  The Company adopted ASU 2016-02, Leases (Topic 842), on January 1, 2019, using the modified retrospective transition approach whereby comparative periods were not restated.  The Company also elected certain relief options under the ASU, including the option not to recognize right of use asset and lease liabilities that arise from short-term leases (leases with terms of twelve months or less).  The Company has 17 total lease agreements in which it is the lessee, with lease terms exceeding twelve months, substantially all of which are for branch locations and commercial loan production offices.  All of our lease agreements where we have offsite ATMs are for terms not exceeding twelve months.  Adoption of this ASU resulted in the Company initially recognizing a right of use asset and corresponding lease liability of $9.5 million during the three months ended March 31, 2019.  The amount of the right of use asset and corresponding lease liability will fluctuate based on the Company’s lease terminations, new leases and lease modifications and renewals. As of September 30, 2019, the lease right to use asset value was $8.9 million and the corresponding lease liability was $9.0 million.

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

ASU 2016-02 also requires certain other accounting elections.  The Company elected the short-term lease recognition exemption for all leases that qualify, meaning those with terms under twelve months.  Right of use assets or lease liabilities are not to be recognized for short-term leases. The Company also elected the practical expedient to not separate lease and non-lease components for all leases.   The Company’s short-term leases related to offsite ATMs have both fixed and variable lease payment components, based on the number of transactions at the various ATMs.  The variable portion of these lease payments is not material and the total lease expense related to ATMs for the three and nine months ended September 30, 2019, was $71,000 and $221,000, respectively.

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

	At or For the	At or For the
	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
	(In Thousands)
Statement of Financial Condition
Operating leases right of use asset	$8,888	$8,888
Operating leases liability	$8,952	$8,952

Statement of Income
Operating lease costs classified as occupancy and equipment expense	$344	$1,092
(includes short-term lease costs and amortization of right of use asset)

Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$326	$1,028
Right of use assets obtained in exchange for lease obligations:
Operating leases		$9,538

For the three months ended September 30, 2019 and 2018, lease expense was $344,000 and $261,000, respectively.  For the nine months ended September 30, 2019 and 2018, lease expense was $1.1 million and $915,000, respectively.  At September 30, 2019, future expected lease payments for leases with terms exceeding one year were as follows (in thousands):

2019	$357
2020	1,132
2021	1,148
2022	1,131
2023	1,082
2024	956
Thereafter	5,026

Future lease payments expected	10,832

Less interest portion of lease payments	(1,880)

Lease liability	$8,952

The Company does not sublease any of its leased facilities; however, it does lease to other third parties portions of facilities that it owns.  In terms of being the lessor in these circumstances, all of these lease agreements are classified as operating leases.  In the three and nine months ended September 30, 2019, income recognized from these lessor agreements was $289,000 and $849,000, respectively, and was included in occupancy and equipment expense.

NOTE 10: DEPOSITS

	September 30,	December 31,
	2019	2018
	(In Thousands)

Time Deposits:
0.00% - 0.99%	$123,801	$150,656
1.00% - 1.99%	259,212	511,873
2.00% - 2.99%	1,268,956	857,973
3.00% - 3.99%	74,566	69,793
4.00% - 4.99%	1,028	1,116
Total time deposits (weighted average rate 2.21% and 1.98%)	1,727,563	1,591,411
Non-interest-bearing demand deposits	675,023	661,061
Interest-bearing demand and savings deposits (weighted average rate 0.55% and 0.46%)	1,532,568	1,472,535
Total Deposits	$3,935,154	$3,725,007

NOTE 11: ADVANCES FROM FEDERAL HOME LOAN BANK

At September 30, 2019 and December 31, 2018, there were no outstanding term advances from the Federal Home Loan Bank of Des Moines (FHLBank advances).  There were overnight funds from the Federal Home Loan Bank of Des Moines, which are included below in Note 12.

NOTE 12: SECURITIES SOLD UNDER REVERSE REPURCHASE AGREEMENTS AND SHORT-TERM BORROWINGS

	September 30, 2019	December 31, 2018
	(In Thousands)

Notes payable – Community Development Equity Funds	$1,316	$1,625
Other interest-bearing liabilities	36,500	13,100
Overnight borrowings from the Federal Home Loan Bank	153,300	178,000
Securities sold under reverse repurchase agreements	102,569	105,253

	$293,685	$297,978

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

At both September 30, 2019 and December 31, 2018, other interest-bearing liabilities consisted of cash collateral held by the Company to satisfy minimum collateral posting thresholds with its derivative dealer counterparties representing the termination value of derivatives, which at such time were in a net asset position.  Under the collateral agreements between the parties, either party may choose to provide cash or securities to satisfy its collateral requirements.

The following table represents the Company’s securities sold under reverse repurchase agreements, by collateral type and remaining contractual maturity.

	September 30, 2019	December 31, 2018
	Overnight and	Overnight and
	Continuous	Continuous
(In Thousands)

Mortgage-backed securities – GNMA, FNMA, FHLMC	$102,569	$105,253

NOTE 13: SUBORDINATED NOTES

On August 8, 2016, the Company completed the public offering and sale of $75.0 million of its subordinated notes.  The notes are due August 15, 2026, and have a fixed interest rate of 5.25% until August 15, 2021, at which time the rate becomes floating at a rate equal to three-month LIBOR plus 4.087%.  The Company may call the notes at par beginning on August 15, 2021, and on any scheduled interest payment date thereafter.  The notes were sold at par, resulting in net proceeds, after underwriting discounts and commissions, legal, accounting and other professional fees, of approximately $73.5 million.  Total debt issuance costs of approximately $1.5 million were deferred and are being amortized over the expected life of the notes, which is five years.  Amortization of the debt issuance costs during the three months ended September 30, 2019 and 2018, totaled $109,000 and $38,000, respectively, and is included in interest expense on subordinated notes in the consolidated statements of income, resulting in an imputed interest rate of 5.90%.  Amortization of the debt issuance costs during the nine months ended September 30, 2019 and 2018, totaled $326,000 and $116,000, respectively, and is included in interest expense on subordinated notes in the consolidated statements of income, resulting in an imputed interest rate of 5.90%.

At September 30, 2019 and December 31, 2018, subordinated notes are summarized as follows:

	September 30, 2019	December 31, 2018
	(In Thousands)

Subordinated notes	$75,000	$75,000
Less: unamortized debt issuance costs	832	1,158
	$74,168	$73,842

NOTE 14: INCOME TAXES

Reconciliations of the Company’s effective tax rates to the statutory corporate tax rates were as follows:

	Three Months Ended September 30,
	2019	2018

Tax at statutory rate	21.0%	21.0%
Nontaxable interest and dividends	(0.5)	(0.5)
Tax credits	(3.9)	(2.2)
State taxes	1.0	1.2
Other	(0.1)	---
	17.5%	19.5%

	Nine Months Ended September 30,
	2019	2018

Tax at statutory rate	21.0%	21.0%
Nontaxable interest and dividends	(0.5)	(0.7)
Tax credits	(4.2)	(3.2)
State taxes	1.2	1.2
Other	0.1	(0.1)
	17.6%	18.2%

The TCJ Act was signed into law on December 22, 2017, making several changes to U. S. corporate income tax laws, including reducing the corporate Federal income tax rate from 35% to 21% effective for tax years beginning on or after January 1, 2018.  U. S. GAAP requires that the impact of the provisions of the TCJ Act be accounted for in the period of enactment. The Company recognized the income tax effects of the TCJ Act in its 2017 financial statements. The TCJ Act is complex and required significant detailed analysis.  During the preparation of the Company’s 2017 income tax returns in 2018, no additional adjustments related to enactment of the TCJ Act were identified.

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

Financial instruments are broken down as follows by recurring or nonrecurring measurement status. Recurring assets are initially measured at fair value and are required to be re-measured at fair value in the financial statements at each reporting date. Assets measured on a nonrecurring basis are assets that, due to an event or circumstance, were required to be re-measured at fair value after initial recognition in the financial statements at some time during the reporting period.

The Company considers transfers between the levels of the hierarchy to be recognized at the end of related reporting periods.  From December 31, 2018 to September 30, 2019, no assets for which fair value is measured on a recurring basis transferred between any levels of the hierarchy.

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying statements of financial condition measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fell at September 30, 2019 and December 31, 2018:

		Fair value measurements using
		Quoted prices
		in active
		markets	Other	Significant
		for identical	observable	unobservable
		assets	inputs	inputs
	Fair value	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)

September 30, 2019
Agency mortgage-backed securities	$197,833	$—	$197,833	$—
Agency collateralized mortgage obligations	114,436	—	114,436	—
States and political subdivisions	36,751	—	36,751	—
Interest rate derivative asset	38,015	—	38,015	—
Interest rate derivative liability	(1,763)	—	(1,763)	—

December 31, 2018
Agency mortgage-backed securities	$153,258	$—	$153,258	$—
Agency collateralized mortgage obligations	39,260	—	39,260	—
States and political subdivisions	51,450	—	51,450	—
Interest rate derivative asset	12,800	—	12,800	—
Interest rate derivative liability	(716)	—	(716)	—

The following is a description of inputs and valuation methodologies used for assets recorded at fair value on a recurring basis and recognized in the accompanying statements of financial condition at September 30, 2019 and December 31, 2018, as well as the general classification of such assets pursuant to the valuation hierarchy.  There have been no significant changes in the valuation techniques during the nine-month period ended September 30, 2019.  For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

Available-for-Sale Securities. Investment securities available for sale are recorded at fair value on a recurring basis. The fair values used by the Company are obtained from an independent pricing service, which represent either quoted market prices for the identical asset or fair values determined by pricing models, or other model-based valuation techniques, that consider observable market data, such as interest rate volatilities, LIBOR yield curve, credit spreads and prices from market makers and live trading systems.  Recurring Level 2 securities include U.S. government agency securities, mortgage-backed securities, state and municipal bonds and certain other investments. Inputs used for valuing Level 2 securities include observable data that may include dealer quotes, benchmark yields, market spreads, live trading levels and market consensus prepayment speeds, among other things. Additional inputs include indicative values derived from the independent pricing service’s proprietary computerized models.  There were no recurring Level 3 securities at September 30, 2019 or December 31, 2018.

Interest Rate Derivatives. The fair value is estimated using forward-looking interest rate curves and is determined using observable market rates and, therefore, are classified within Level 2 of the valuation hierarchy.

Nonrecurring Measurements

The following tables present the fair value measurements of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2019 and December 31, 2018:

		Fair Value Measurements Using
		Quoted prices
		in active
		markets	Other	Significant
		for identical	observable	unobservable
		assets	inputs	inputs
	Fair value	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)

September 30, 2019
Impaired loans	$759	$—	$—	$759

Foreclosed assets held for sale	$1,017	$—	$—	$1,017

December 31, 2018
Impaired loans	$2,805	$—	$—	$2,805

Foreclosed assets held for sale	$1,776	$—	$—	$1,776

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

Loans Held for Sale.  Mortgage loans held for sale are recorded at the lower of carrying value or fair value.  The fair value of mortgage loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics.  As such, the Company classifies mortgage loans held for sale as Nonrecurring Level 2.  Write-downs to fair value typically do not occur as the Company generally enters into commitments to sell individual mortgage loans at the time the loan is originated to reduce market risk.  The Company typically does not have commercial loans held for sale.  At September 30, 2019 and December 31, 2018, the aggregate fair value of mortgage loans held for sale exceeded their cost.  Accordingly, no mortgage loans held for sale were marked down and reported at fair value.

Impaired Loans.  A loan is considered to be impaired when it is probable that all of the principal and interest due may not be collected according to its contractual terms. Generally, when a loan is considered impaired, the amount of reserve required under FASB ASC 310, Receivables, is measured based on the fair value of the underlying collateral. The Company makes such measurements on all material loans deemed impaired using the fair value of the collateral for collateral dependent loans. The fair value of collateral used by the Company is determined by obtaining an observable market price or by obtaining an appraised value from an independent, licensed or certified appraiser, using observable market data. This data includes information such as property sales comparisons and capitalization rates of similar properties sold within the market, expected future cash flows or earnings of the subject property based on current market expectations, and other relevant factors. All appraised values are adjusted for market-related trends based on the Company’s experience in sales and other appraisals of similar property types as well as estimated selling costs.  Each quarter, management reviews all collateral dependent impaired loans on a loan-by-loan basis to determine whether updated appraisals are necessary based on loan performance, collateral type and guarantor support.  At times, the Company measures the fair value of collateral dependent impaired loans using appraisals with dates prior to one year from the date of review.  These appraisals are discounted by applying current, observable market data about similar property types such as sales contracts, estimations of value by individuals familiar with the market, other appraisals, sales or collateral assessments based on current market activity until updated appraisals are obtained.  Depending on the length of time since an appraisal was performed and the data provided through our reviews, these appraisals are typically discounted 10-40%.  The policy described above is the same for all types of collateral dependent impaired loans secured by real estate.

The Company records impaired loans as Nonrecurring Level 3. If a loan’s fair value as estimated by the Company is less than its carrying value, the Company either records a charge-off of the portion of the loan that exceeds the fair value or establishes a reserve within the allowance for loan losses specific to the loan.  Loans for which such charge-offs or reserves were recorded during the nine months ended September 30, 2019 or the year ended December 31, 2018, are shown in the table above (net of reserves).

Foreclosed Assets Held for Sale.  Foreclosed assets held for sale are initially recorded at fair value less estimated cost to sell at the date of foreclosure.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less estimated cost to sell.  Foreclosed assets held for sale are classified within Level 3 of the fair value hierarchy.  The foreclosed assets represented in the table above have been re-measured during the nine months ended September 30, 2019 or the year ended December 31, 2018, subsequent to their initial transfer to foreclosed assets.

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

	September 30, 2019			December 31, 2018
	Carrying	Fair	Hierarchy	Carrying	Fair	Hierarchy
	Amount	Value	Level	Amount	Value	Level
	(In Thousands)

Financial assets
Cash and cash equivalents	$190,877	$190,877	1	$202,742	$202,742	1
Mortgage loans held for sale	10,819	10,819	2	1,650	1,650	2
Loans, net of allowance for loan losses	4,156,703	4,142,471	3	3,989,001	3,955,786	3
Accrued interest receivable	13,701	13,701	3	13,448	13,448	3
Investment in FHLBank stock	11,765	11,765	3	12,438	12,438	3

Financial liabilities
Deposits	3,935,154	3,938,942	3	3,725,007	3,717,899	3
Short-term borrowings	293,685	293,685	3	297,978	297,978	3
Subordinated debentures	25,774	25,774	3	25,774	25,774	3
Subordinated notes	74,168	76,875	2	73,842	75,188	2
Accrued interest payable	3,119	3,119	3	3,570	3,570	3

Unrecognized financial instruments (net
of contractual value)
Commitments to originate loans	—	—	3	—	—	3
Letters of credit	97	97	3	146	146	3
Lines of credit	—	—	3	—	—	3

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

As part of the Valley Bank FDIC-assisted acquisition, the Company acquired seven loans with related interest rate swaps.  Valley’s swap program differed from the Company’s in that Valley did not have back to back swaps with the customer and a counterparty.  Five of the seven acquired loans with interest rate swaps have paid off.  The aggregate notional amount of the two remaining Valley swaps was $705,000 at September 30, 2019.  At September 30, 2019, excluding the Valley Bank swaps, the Company had 18 interest rate swaps totaling $85.9 million in notional amount with commercial customers, and 18 interest rate swaps with the same aggregate notional amount with third parties related to its program.  In addition, the Company has four participation loans purchased totaling $39.4 million, in which the lead institution has an interest rate swap with its customer and the economics of the counterparty swap are passed along to the Company through the loan participation.  At December 31, 2018, excluding the Valley Bank swaps, the Company had 18 interest rate swaps totaling $78.5 million in notional amount with commercial customers, and 18 interest rate swaps with the same aggregate notional amount with third parties related to its program.  During the three months ended September 30, 2019 and 2018, the Company recognized net gains (losses) of $(101,000) and $5,000, respectively, in noninterest income related to changes in the fair value of these swaps.  During the nine months ended September 30, 2019 and 2018, the Company recognized net gains (losses) of $(169,000) and $53,000, respectively, in noninterest income related to changes in the fair value of these swaps.

Cash Flow Hedges

Interest Rate Swap.  As a strategy to maintain acceptable levels of exposure to the risk of changes in future cash flows due to interest rate fluctuations, in October 2018, the Company entered into an interest rate swap transaction as part of its ongoing interest rate management strategies to hedge the risk of its floating rate loans.  The notional amount of the swap is $400 million with a termination date of October 6, 2025.  Under the terms of the swap, the Company receives a fixed rate of interest of 3.018% and pays a floating rate of interest equal to one-month USD-LIBOR.  The floating rate resets monthly and net settlements of interest due to/from the counterparty also occur monthly.  The floating rate of interest was 2.04213% as of September 30, 2019.  Therefore, in the near term, the Company will receive net interest settlements which will be recorded as loan interest income, to the extent that the fixed rate of interest continues to exceed one-month USD-LIBOR.  If one-month USD-LIBOR exceeds the fixed rate of interest in future periods, the Company will be required to pay net settlements to the counterparty and will record those net payments as a reduction of interest income on loans.  The Company recorded interest income related to this swap transaction of $801,000 and $1.9 million during the three and nine months ended September 30, 2019, respectively.  The effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affected earnings.  Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.  During both the three and nine months ended September 30, 2019, the Company recognized $-0- in noninterest income related to changes in the fair value of this derivative.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Financial Condition:

	Location in	Fair Value
	Consolidated Statements	September 30,	December 31,
	of Financial Condition	2019	2018
		(In Thousands)
Derivatives designated as
hedging instruments
Interest rate swap	Prepaid expenses and other assets	$36,444	$12,106

Total derivatives designated
as hedging instruments		$36,444	$12,106

Derivatives not designated
as hedging instruments

Asset Derivatives
Interest rate products	Prepaid expenses and other assets	$1,571	$694

Total derivatives not designated
as hedging instruments		$1,571	$694

Liability Derivatives
Interest rate products	Accrued expenses and other liabilities	$1,763	$716

Total derivatives not designated
as hedging instruments		$1,763	$716

The following table presents the effect of cash flow hedge accounting on the statements of comprehensive income:

	Amount of Gain (Loss)
	Recognized in AOCI
	Three Months Ended September 30,
Cash Flow Hedges	2019	2018
	(In Thousands)

Interest rate swap, net of income taxes	$4,461	$—

	Amount of Gain (Loss)
	Recognized in AOCI
	Nine Months Ended September 30,
Cash Flow Hedges	2019	2018
	(In Thousands)

Interest rate swap, net of income taxes	$18,789	$—

The following table presents the effect of cash flow hedge accounting on the statements of operations:

	Three Months Ended September 30,
Cash Flow Hedges	2019		2018

	Interest Income	Interest Expense	Interest Income	Interest Expense
	(In Thousands)

Interest rate swap	$801	$—	$—	$—

	Nine Months Ended September 30,
Cash Flow Hedges	2019		2018

	Interest Income	Interest Expense	Interest Income	Interest Expense
	(In Thousands)

Interest rate swap	$1,881	$—	$—	$—

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

As of September 30, 2019, the termination value of derivatives with our derivative dealer counterparties (related to loan level swaps with commercial lending customers) in a net liability position, which included accrued interest but excluded any adjustment for nonperformance risk, related to these agreements was $1.6 million.  In addition, as of September 30, 2019, the termination value of derivatives with our derivative dealer counterparty (related to the balance sheet hedge commenced in October 2018) in a net asset position, which included accrued interest but excluded any adjustment for nonperformance risk, related to these agreements was $36.4 million.  The Company has minimum collateral posting thresholds with its derivative dealer counterparties.  At September 30, 2019, the Company’s activity with one of its derivative counterparties met the level at which the minimum collateral posting thresholds take effect (collateral to be received by the Company) and the derivative counterparties had posted collateral of $36.5 million to the Company to satisfy the balance sheet hedge.   Additionally, the Company’s activity with one of its derivative counterparties met the level at which the minimum collateral posting thresholds take effect (collateral to be given by the Company) and the Company had posted collateral of $1.2 million to the derivative counterparties to satisfy the loan level agreements.  As of December 31, 2018, the termination value of derivatives with our derivative dealer counterparties (related to loan level swaps with commercial lending customers) in a net asset position, which included accrued interest but excluded any adjustment for nonperformance risk, related to these agreements was $396,000.  In addition, as of December 31, 2018, the termination value of derivatives with our derivative dealer counterparty (related to the balance sheet hedge commenced in October 2018) in a net asset position, which included accrued interest but excluded any adjustment for nonperformance risk, related to these agreements was $12.3 million.  The Company has minimum collateral posting thresholds with its derivative dealer counterparties.  At December 31, 2018, the Company’s activity with certain of its derivative counterparties met the level at which the minimum collateral posting thresholds take effect (collateral to be received by the Company) and the derivative counterparties had posted collateral of $704,000 to the Company to satisfy the loan level agreements and collateral of $12.8 million to the Company to satisfy the balance sheet hedge.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

When used in this Quarterly Report on Form 10-Q and other documents filed or furnished by Great Southern Bancorp, Inc. (the “Company”) with the Securities and Exchange Commission (the "SEC"), in the Company's press releases or other public or stockholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "intends" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including, among other things, (i) expected revenues, cost savings, earnings accretion, synergies and other benefits from the Company's merger and acquisition activities might not be realized within the anticipated time frames or at all, and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, might be greater than expected; (ii) changes in economic conditions, either nationally or in the Company's market areas; (iii) fluctuations in interest rates; (iv) the risks of lending and investing activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses; (v) the possibility of other-than-temporary impairments of securities held in the Company's securities portfolio; (vi) the Company's ability to access cost-effective funding; (vii) fluctuations in real estate values and both residential and commercial real estate market conditions; (viii) demand for loans and deposits in the Company's market areas; (ix) the ability to adapt successfully to technological changes to meet customers' needs and developments in the marketplace; (x) the possibility that security measures implemented might not be sufficient to mitigate the risk of a cyber-attack or cyber theft, and that such security measures might not protect against systems failures or interruptions; (xi) legislative or regulatory changes that adversely affect the Company's business, including, without limitation, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and its implementing regulations, the overdraft protection regulations and customers' responses thereto and the Tax Reform Legislation; (xii) changes in accounting principles, policies or guidelines; (xiii) monetary and fiscal policies of the Federal Reserve Board and the U.S. Government and other governmental initiatives affecting the financial services industry; (xiv) results of examinations of the Company and Great Southern Bank by their regulators, including the possibility that the regulators may, among other things, require the Company to limit its business activities, change its business mix, increase its allowance for loan losses, write-down assets or increase its capital levels, or affect its ability to borrow funds or maintain or increase deposits, which could adversely affect its liquidity and earnings; (xv) costs and effects of litigation, including settlements and judgments; and (xvi) competition. The Company wishes to advise readers that the factors listed above and other risks described from time to time in documents filed or furnished by the Company with the SEC could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Company does not undertake -and specifically declines any obligation- to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Critical Accounting Policies, Judgments and Estimates

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States and general practices within the financial services industry. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

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

In the three months ending March 31, 2020, the Company will adopt ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326), which requires an entity to reflect its current estimate of all expected future credit losses. The Company previously formed a cross-functional committee to oversee the system, data, reporting and other considerations for purposes of meeting the requirements of this standard.  Data and system needs were assessed.  As a result, third-party software was acquired and implemented to manage the data.  We have completed the upload of the necessary historical loan data to the software that will be used in meeting certain requirements of this standard.  Our loss data covers multiple credit cycles back to 2003.  Parallel testing of the new methodology compared to the current methodology has been performed throughout 2019 and the Company continues to evaluate the impact of adopting the new guidance.  The Company engaged a third party to perform validation of the accuracy of inputs into the model.  This review was completed about September 30, 2019.  The Company expects to recognize a one-time cumulative effect adjustment to retained earnings (net of applicable taxes), the allowance for loan losses (related to the carrying value of loans receivable) and other liabilities (related to the unfunded portion of loans and loan commitments), but cannot yet determine the exact amount of any such one-time adjustment, or the overall impact of the new guidance on the Company’s consolidated financial statements.  Based on the current modeling results, we anticipate that the one-time cumulative effect adjustment will be two to three percent of total stockholders’ equity.

In addition, the Company believes that the determination of the valuations of foreclosed assets held for sale involves a high degree of judgment and complexity. The carrying value of foreclosed assets reflects management’s best estimate of the amount to be realized from the sales of the assets.  While the estimate is generally based on a valuation by an independent appraiser or recent sales of similar properties, the amount that the Company realizes from the sales of the assets could differ materially from the carrying value reflected in the financial statements, resulting in losses that could adversely impact earnings in future periods.

Carrying Value of Loans Acquired in FDIC-assisted Transactions

The Company believes that the determination of the carrying value of loans acquired in the FDIC-assisted transactions involves a high degree of judgment and complexity. The carrying value of the acquired loans reflects management’s best ongoing estimates of the amounts to be realized on each of these assets. The Company has now terminated all loss sharing agreements with the FDIC and, accordingly, no longer has an indemnification asset.  The Company determined initial fair value accounting estimates of the acquired assets and assumed liabilities in accordance with FASB ASC 805, Business Combinations. However, the amount that the Company realizes on its acquired loan assets could differ materially from the carrying value reflected in its financial statements, based upon the timing of collections on the acquired loans in future periods. Subsequent to the initial valuation, the Company continues to monitor identified loan pools for changes in estimated cash flows projected for the loan pools, anticipated credit losses and changes in the accretable yield.  Analysis of these variables requires significant estimates and a high degree of judgment.  See Note 7 “FDIC-Acquired Loans” included in Item 1 for additional information regarding the TeamBank, Vantus Bank, Sun Security Bank, InterBank and Valley Bank FDIC-assisted transactions.

Goodwill and Intangible Assets

Goodwill and intangible assets that have indefinite useful lives are subject to an impairment test at least annually and more frequently if circumstances indicate their value may not be recoverable. Goodwill is tested for impairment using a process that estimates the fair value of each of the Company’s reporting units compared with its carrying value. The Company defines reporting units as a level below each of its operating segments for which there is discrete financial information that is regularly reviewed. As of September 30, 2019, the Company had one reporting unit to which goodwill has been allocated – the Bank.  If the fair value of a reporting unit exceeds its carrying value, then no impairment is recorded. If the carrying value exceeds the fair value of a reporting unit, further testing is completed comparing the implied fair value of the reporting unit’s goodwill to its carrying value to measure the amount of impairment. Intangible assets that are not amortized must be tested for impairment at least annually by comparing the fair values of those assets to their carrying values. At September 30, 2019, goodwill consisted of $5.4 million at the Bank reporting unit, which included goodwill of $4.2 million that was recorded during 2016 related to the acquisition of 12 branches from Fifth Third Bank.  Other identifiable intangible assets that are subject to amortization are amortized on a straight-line basis over a period of seven years. At September 30, 2019, the amortizable intangible assets consisted of core deposit intangibles of $3.0 million, which are reflected in the table below.  These amortizable intangible assets are reviewed for impairment if circumstances indicate their value may not be recoverable based on a comparison of fair value.

While the Company believes no impairment of its goodwill or other intangible assets existed at September 30, 2019, different conditions or assumptions used to measure fair value of reporting units, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of the Company’s impairment evaluation in the future.

A summary of goodwill and intangible assets is as follows:

	September 30, 2019	December 31, 2018
	(In Thousands)

Goodwill – Branch acquisitions	$5,396	$5,396
Deposit intangibles
InterBank	—	36
Boulevard Bank	183	275
Valley Bank	700	1,000
Fifth Third Bank	2,107	2,581
	2,990	3,892
	$8,386	$9,288

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

In September 2019, the economy broke the record for the longest period of economic growth in US history.  After slower job growth reported in previous months pointed to an economic downturn, the job market improved with 136,000 new jobs added in September.  The national unemployment rate declined by 0.2% to 3.5%.That rate compares to a 3.7% rate at September 2018 and is still the lowest rate of unemployed Americans recorded since December 1969.  Employment in health care and in professional and business services continued to trend up.  In September 2019, the U.S. labor force participation rate (the share of working-age Americans who were employed or actively looking for a job) was 63.2% and the employment population ratio was 61.0%, with both ratios changing little over the past few months. The unemployment rate for the Midwest, where most of the Company’s business is conducted, remained stable and in-line the national average at 3.6% in September 2019.  Unemployment rates for September 2019 were:  Missouri at 3.1%, Arkansas at 3.5%, Kansas at 3.2%, Iowa at 2.5%, Minnesota at 3.2%, Illinois at 3.9%, Oklahoma at 3.2%, Texas at 3.4%, Georgia at 3.5% and Colorado at 2.7%.  Of the metropolitan areas in which the Company does business, the Chicago area had the highest unemployment level at 3.7% as of August 2019.  This rate has improved significantly since the 4.9% rate reported as of December 2017.  The unemployment rates for the Springfield and St. Louis market areas at 3.2% and 3.3%, respectively, and maintained below the national average.  Metropolitan areas in Iowa, Missouri, Nebraska and Minnesota continued to boast unemployment levels amongst the lowest in the nation.

Sales of newly built single-family homes for September 2019 were at a seasonally adjusted annual rate of 701,000 according to U.S. Census Bureau and the Department of Housing and Urban Development estimates.  This is 0.7% below the revised August 2019 seasonally adjusted annual rate of 706,000, and is 15.5% above the September 2018 seasonally adjusted annual rate of 607,000.  The median sales price of new houses sold in September 2019 was $299,400, down from $328,300 a year earlier.  The September 2019 average sales price of $362,700 was down slightly from $386,400 a year ago.  The inventory of new homes for sale at the end of September 2019 would support 5.5 months’ supply at the current sales pace, down from 6.4 months in September 2018.

Existing-home sales receded in September 2019 as total sales saw a small decline following two consecutive months of gains, according to the National Association of Realtors (NAR). Total existing home sales decreased 2.2% from August 2019 to a seasonally adjusted rate of 5.28 million in September 2019.  Overall sales are up 3.9% from a year ago.  Total housing inventory at the end of September 2019 was at 1.83 million, approximately equal to the amount of existing-homes available for sale in August 2019, but a 2.7% decrease from 1.88 million a year ago.  Unsold inventory is at a 4.1-month supply at the current sales pace, up from 4.0 months’ supply in August 2019 and down from the 4.4-month figure recorded in September 2018.

The median existing home price for all housing types in September 2019 was $272,100, up 5.9% from September 2018. September’s price increase marks the 91th straight month of year-over-year gains.  In the Midwest region, existing home median sale price was $213,500, which is up 7.2% from a year ago. First-time buyers accounted for 33% of sales in September 2019, up slightly from 31% the prior month and 32% a year ago.

According to Freddie Mac, the average commitment rate for a 30-year, conventional, fixed-rate mortgage decreased to 3.61% in September 2019, down from 3.62% in August 2019. The average commitment rate for all of 2018 was 4.54% up from 3.99% for 2017.

The multi-family sector rebounded in 2017 and 2018, with demand approaching the highest level on record. National vacancy rates were 5.8% at the end of September 2019 while our market areas reflected the following vacancy levels: Springfield, Mo. at 5.2%, St. Louis at 8.5%, Kansas City at 6.6%, Minneapolis at 4.4%, Tulsa, Okla. at 9.0%, Dallas-Fort Worth at 7.8%, Chicago at 6.1%, Atlanta at 8.0% and Denver at 7.3%. Rent growth picked up in recent months and demand has increased at a steady rate supported by the strong economy.  Vacancy rates have increased somewhat in a few of our markets partially due to the volume of units coming on-line. Developers continue to favor more expensive submarkets.  Transaction volume has slowed, but pricing has remained on an upward trajectory.  Cap rates are still at low levels. Continued increase in the homeownership rate is the largest risk to the apartment sector.  Despite the decline in affordability and rigid mortgage origination standards, about two-thirds of consumers still believe now is a good time to buy a home, according to a recent University of Michigan consumer survey. The homeownership rate has risen by more than a percentage point since 2016, to 64.2% in 2019. Per information provided by Integra IRR Viewpoint, all of the Company’s market areas within the multi-family sector are in expansion phase with the exception of Denver and Atlanta which are both currently in a hyper-supply phase.

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

Great Southern's total assets increased $296.0 million, or 6.3%, from $4.68 billion at December 31, 2018, to $4.97 billion at September 30, 2019. Full details of the current period changes in total assets are provided in the “Comparison of Financial Condition at September 30, 2019 and December 31, 2018” section of this Quarterly Report on Form 10-Q.

Loans.  Net outstanding loans increased $167.7 million, or 4.2%, from $3.99 billion at December 31, 2018, to $4.16 billion at September 30, 2019.  The net increase in loans reflects reductions of $25.6 million in the FDIC-acquired loan portfolios.  This increase was primarily in commercial real estate loans, owner occupied one- to four-family residential loans and other residential (multi-family) loans.  These increases were partially offset by decreases in construction loans and consumer auto loans.  The increases were primarily due to loan growth in our existing banking center network and our commercial loan production offices.  Excluding FDIC-assisted acquired loans and mortgage loans held for sale, total gross loans increased $65.3 million from December 31, 2018 to September 30, 2019.  As loan demand is affected by a variety of factors, including general economic conditions, and because of the competition we face and our focus on pricing discipline and credit quality, no assurances can be made regarding our future loan growth.  The Company's strategy continues to be focused on maintaining credit risk and interest rate risk at appropriate levels.

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

While our policy allows us to lend up to 95% of the appraised value on one-to four-family residential properties, originations of loans with loan-to-value ratios at that level are minimal.  Private mortgage insurance is typically required for loan amounts above the 80% level.  Few exceptions occur and would be based on analyses which determined minimal transactional risk to be involved.  We consider these lending practices to be consistent with or more conservative than what we believe to be the norm for banks our size.  At September 30, 2019 and December 31, 2018, an estimated 0.0% and 0.1%, respectively, of total owner occupied one- to four-family residential loans had loan-to-value ratios above 100% at origination.  At September 30, 2019 and December 31, 2018, an estimated 0.6% and 0.9%, respectively, of total non-owner occupied one- to four-family residential loans had loan-to-value ratios above 100% at origination.

At September 30, 2019, troubled debt restructurings totaled $2.0 million, or 0.1% of total loans, down $4.9 million from $6.9 million, or 0.2% of total loans, at December 31, 2018.  Concessions granted to borrowers experiencing financial difficulties may include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.  For troubled debt restructurings occurring during the nine months ended September 30, 2019, no loans were restructured into multiple new loans.   For troubled debt restructurings occurring during the year ended December 31, 2018, five loans totaling $31,000 were restructured into multiple new loans.  For further information on troubled debt restructurings, see Note 6 of the Notes to Consolidated Financial Statements contained in this report.

Loans that were acquired through FDIC-assisted transactions, which are accounted for in pools, are currently included in the analysis and estimation of the allowance for loan losses.  If expected cash flows to be received on any given pool of loans decreases from previous estimates, then a determination is made as to whether the loan pool should be charged down or the allowance for loan losses should be increased (through a provision for loan losses).  Acquired loans are described in Note 7 of the Notes to Consolidated Financial Statements contained in this report.  For acquired loan pools, the Company may allocate, and at September 30, 2019, has allocated, a portion of its allowance for loan losses related to these loan pools in a manner similar to how it allocates its allowance for loan losses to those loans which are collectively evaluated for impairment.

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

Available-for-sale Securities.  In the nine months ended September 30, 2019, available-for-sale securities increased $105.0 million, or 43.1%, from $244.0 million at December 31, 2018, to $349.0 million at September 30, 2019.  The increase was primarily due to the purchase of FNMA and GNMA fixed-rate multi-family mortgage-backed securities, partially offset by calls of municipal securities and normal monthly payments received related to the portfolio of mortgage-backed securities.  The Company used increased deposits and short-term borrowings to fund this increase in investment securities.  The addition of these securities is a component of the Company’s asset/liability management strategy to partially mitigate risk from falling interest rates.

Deposits.  The Company attracts deposit accounts through its retail branch network, correspondent banking and corporate services areas, and brokered deposits. The Company then utilizes these deposit funds, along with FHLBank advances and other borrowings, to meet loan demand or otherwise fund its activities. In the nine months ended September 30, 2019, total deposit balances increased $210.1 million, or 5.6%.  Transaction account balances increased $74.0 million to $2.21 billion at September 30, 2019, while retail certificates of deposit increased $88.3 million, to $1.35 billion at September 30, 2019.  The increases in transaction accounts were primarily a result of increases in money market and NOW deposit accounts.  Retail certificates of deposit increased due to an increase in certificates opened through the Company’s internet deposit acquisition channels.  In addition, at September 30, 2019 and December 31, 2018, customer deposits totaling $30.8 million and $27.9 million, respectively, were part of the CDARS program, which allows customers to maintain balances in an insured manner that would otherwise exceed the FDIC deposit insurance limit. Brokered deposits, including CDARS program purchased funds, were $374.8 million at September 30, 2019, an increase of $47.9 million from $326.9 million at December 31, 2018.

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

Federal Home Loan Bank Advances and Short Term Borrowings.  The Company’s Federal Home Loan Bank advances totaled $-0- at both September 30, 2019 and December 31, 2018.  At both September 30, 2019 and December 31, 2018, there were no borrowings from the FHLBank other than overnight advances, which are included in the short term borrowings category.

Short term borrowings and other interest-bearing liabilities decreased $1.6 million from $192.7 million at December 31, 2018 to $191.1 million at September 30, 2019.  The short term borrowings included overnight FHLBank borrowings of $153.3 million and $178.0 million at September 30, 2019 and December 31, 2018, respectively. The Company utilizes both overnight borrowings and short-term FHLBank advances depending on relative interest rates.

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

The current level and shape of the interest rate yield curve poses challenges for interest rate risk management. Prior to its increase of 0.25% on December 16, 2015, the FRB had last changed interest rates on December 16, 2008. This was the first rate increase since September 29, 2006.  The FRB also implemented rate change increases of 0.25% on eight additional occasions beginning December 14, 2016 and through December 31, 2018, with the Federal Funds rate reaching as high as 2.50%.  After December 2018, the FRB paused its rate increases and, in July and September 2019, implemented rate change decreases of 0.25% on each of those occasions. At September 30, 2019, the Federal Funds rate stood at 2.00%.  A substantial portion of Great Southern’s loan portfolio ($1.65 billion at September 30, 2019) is tied to the one-month or three-month LIBOR index and will be subject to adjustment at least once within 90 days after September 30, 2019.  Of these loans, $1.64 billion had interest rate floors.  Great Southern also has a portfolio of loans ($232 million at September 30, 2019) tied to a "prime rate" of interest and will adjust immediately with changes to the “prime rate” of interest. But for the interest rate floors, a rate cut by the FRB generally would have an anticipated immediate negative impact on the Company’s net interest income due to the large total balance of loans tied to the one-month or three-month LIBOR index and will be subject to adjustment at least once within 90 days or loans which generally adjust immediately as the Federal Funds rate adjusts. Loans at their floor rates are, however, subject to the risk that borrowers will seek to refinance elsewhere at the lower market rate.  Because the Federal Funds rate is still generally low, there may also be a negative impact on the Company's net interest income due to the Company's inability to significantly lower its funding costs in the current competitive rate environment, although interest rates on assets may decline further. Conversely, interest rate increases would normally result in increased interest rates on our LIBOR-based and prime-based loans.  As of September 30, 2019, Great Southern's interest rate risk models indicate that, generally, rising interest rates are expected to have a positive impact on the Company's net interest income, while declining interest rates are expected to have a negative impact on net interest income. We model various interest rate scenarios for rising and falling rates, including both parallel and non-parallel shifts in rates. The results of our modeling indicate that net interest income is not likely to be significantly affected either positively or negatively in the first twelve months following a rate change, regardless of any changes in interest rates, because our portfolios are relatively well-matched in a twelve-month horizon. The effects of interest rate changes, if any, on net interest income are expected to be greater in the 12 to 36 months following rate changes.  During the three months ended September 30, 2019, we did experience some compression of our net interest margin percentage due to 0.50% of Federal Funds rate cuts over a six-week period during that three-month period.  Margin compression primarily resulted from generally unchanged average interest rates on deposits and borrowings and slightly lower yields on investments and other interest-earning assets.  LIBOR interest rates have recently decreased, putting pressure on loan yields, and strong pricing competition for loans and deposits remains in most of our markets.  For further discussion of the processes used to manage our exposure to interest rate risk, see “Item 3.  Quantitative and Qualitative Disclosures About Market Risk – How We Measure the Risks to Us Associated with Interest Rate Changes.”

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

Operating expenses consist primarily of salaries and employee benefits, occupancy-related expenses, expenses related to foreclosed assets, postage, FDIC deposit insurance, advertising and public relations, telephone, professional fees, office expenses and other general operating expenses.  Details of the current period changes in non-interest income and non-interest expense are provided in the “Results of Operations and Comparison for the Three and Nine Months Ended September 30, 2019 and 2018” section of this report.

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

It is difficult at this time to predict when or how any new standards under the EGRRCP Act will ultimately be applied to the Company and the Bank or what specific impact the EGRRCP Act and the implementing rules and regulations will have on community banks.

Business Initiatives

The Company’s retail banking center network continues to evolve. In September 2019, the Company consolidated its Ames, Iowa, banking center into its North Ankeny, Iowa office. The Company entered the Ames market with only one banking center through an FDIC-assisted acquisition in 2014.  An agreement has been executed to sell the Ames office building, and the sale is expected to be completed during the fourth quarter 2019.

During the third quarter 2019, a Business Banking initiative was implemented to increase the Company’s focus on serving the lending needs of business owners. The Business Banking group works with established operating businesses by providing lines of credit, equipment loans, and commercial real estate loans, as well as cash management and depository services.

Comparison of Financial Condition at September 30, 2019 and December 31, 2018

During the nine months ended September 30, 2019, the Company’s total assets increased by $296.0 million to $4.97 billion.  The increase was primarily attributable to an increase in loans receivable and available-for-sale investment securities.

Cash and cash equivalents were $190.9 million at September 30, 2019, a decrease of $11.8 million, or 5.9%, from $202.7 million at December 31, 2018.

The Company's available-for-sale securities increased $105.1 million, or 43.1%, compared to December 31, 2018.  The increase was primarily due to the purchase of FNMA and GNMA fixed-rate multi-family mortgage-backed securities, partially offset by calls of municipal securities and normal monthly payments received related to the portfolio of mortgage-backed securities.  The available-for-sale securities portfolio was 7.0% and 5.2% of total assets at September 30, 2019 and December 31, 2018, respectively.

Net loans increased $167.7 million from December 31, 2018, to $4.16 billion at September 30, 2019.  Excluding FDIC-assisted acquired loans and mortgage loans held for sale, total gross loans (including the undisbursed portion of loans) increased $65.3 million, or 1.4%, from December 31, 2018 to September 30, 2019. This increase was primarily in commercial real estate loans ($123.2 million), owner occupied one- to four-family residential loans ($68.2 million) and other residential (multi-family) loans ($56.2 million).  These increases were partially offset by decreases in construction loans ($81.3 million) and consumer auto loans ($78.8 million).

Premises and equipment totaled $141.2 million at September 30, 2019, an increase of $8.8 million, or 6.6%, from $132.4 million at December 31, 2018.  This increase is primarily related to the recording of a right-of-use asset for leased premises and assets under the new lease accounting standard adopted January 1, 2019.  The right-of-use asset totaled $8.9 million at September 30, 2019.

Total liabilities increased $231.2 million, from $4.14 billion at December 31, 2018 to $4.38 billion at September 30, 2019.  The increase was primarily attributable to an increase in deposits.

Total deposits increased $210.1 million, or 5.6%, to $3.94 billion at September 30, 2019.  Transaction account balances increased $74.0 million to $2.21 billion at September 30, 2019, while retail certificates of deposit increased $88.3 million compared to December 31, 2018, to $1.35 billion at September 30, 2019.  The increase in transaction accounts was primarily a result of increases in money market and NOW deposit accounts.  Retail certificates of deposit increased due to an increase in certificates opened through the Company’s internet deposit acquisition channels.  In addition, at September 30, 2019 and December 31, 2018, customer deposits totaling $30.8 million and $27.9 million, respectively, were part of the CDARS program, which allows customers to maintain balances in an insured manner that would otherwise exceed the FDIC deposit insurance limit. Brokered deposits, including CDARS program purchased funds, were $374.8 million at September 30, 2019, an increase of $47.9 million from $326.9 million at December 31, 2018.

The Company’s FHLBank advances totaled $-0- at both September 30, 2019 and December 31, 2018.  At both September 30, 2019 and December 31, 2018, there were no borrowings from the FHLBank other than overnight advances, which are included in the short term borrowings category.

Short term borrowings and other interest-bearing liabilities decreased $1.6 million from $192.7 million at December 31, 2018 to $191.1 million at September 30, 2019.  Short term borrowings at September 30, 2019 and December 31, 2018, included overnight FHLBank borrowings of $153.3 million and $178.0 million, respectively. The Company utilizes both overnight borrowings and short term FHLBank advances depending on relative interest rates.

Securities sold under reverse repurchase agreements with customers decreased $2.7 million from $105.3 million at December 31, 2018 to $102.6 million at September 30, 2019.  These balances fluctuate over time based on customer demand for this product.

Total stockholders' equity increased $64.8 million from $532.0 million at December 31, 2018 to $596.8 million at September 30, 2019.  The Company recorded net income of $55.7 million for the nine months ended September 30, 2019, and dividends declared on common stock were $24.5 million.  Accumulated other comprehensive income increased $31.4 million due to increases in the fair value of available-for-sale investment securities and the fair value of cash flow hedges.  In addition, total stockholders’ equity increased $3.0 million due to stock option exercises. These increases were partially offset by repurchases of the Company’s common stock totaling $849,000.

Results of Operations and Comparison for the Three and Nine Months Ended September 30, 2019 and 2018

General

Net income was $19.7 million for the three months ended September 30, 2019 compared to $22.5 million for the three months ended September 30, 2018.  This decrease of $2.8 million, or 12.4%, was primarily due to a decrease in non-interest income of $5.9 million, or 40.7%, an increase in provision for loan losses of $650,000, or 50.0%, and an increase in non-interest expense of $416,000, or 1.5%, partially offset by an increase in net interest income of $2.9 million, or 6.8%, and a decrease in income tax expense of $1.3 million, or 23.6%.

Net income was $55.7 million for the nine months ended September 30, 2019 compared to $49.8 million for the nine months ended September 30, 2018.  This increase of $5.9 million, or 11.8%, was primarily due to an increase in net interest income of $11.8 million, or 9.6%, and a decrease in non-interest expense of $935,000, or 1.1%, partially offset by a decrease in non-interest income of $5.7 million, or 19.8%, an increase in income tax expense of $814,000, or 7.3%, and an increase in provision for loan losses of $300,000, or 5.8%.

Total Interest Income

Total interest income increased $7.2 million, or 13.6%, during the three months ended September 30, 2019 compared to the three months ended September 30, 2018.  The increase was due to a $6.2 million increase in interest income on loans and a $1.0 million increase in interest income on investments and other interest-earning assets.  Interest income on loans increased for the three months ended September 30, 2019 compared to the same period in 2018, due to higher average rates of interest on loans and higher average balances.  Interest income from investment securities and other interest-earning assets increased during the three months ended September 30, 2019 compared to the same period in 2018 primarily due to higher average balances of investment securities and higher average rates of interest.

Total interest income increased $26.5 million, or 17.7%, during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.  The increase was due to a $23.1 million increase in interest income on loans and a $3.4 million increase in interest income on investments and other interest-earning assets.  Interest income on loans increased for the nine months ended September 30, 2019 compared to the same period in 2018, due to higher average rates of interest on loans and higher average balances.  Interest income from investment securities and other interest-earning assets increased during the nine months ended September 30, 2019 compared to the same period in 2018 primarily due to higher average balances of investment securities and higher average rates of interest.

Interest Income – Loans

During the three months ended September 30, 2019 compared to the three months ended September 30, 2018, interest income on loans increased $3.0 million as a result of higher average interest rates on loans.  The average yield on loans increased from 5.12% during the three months ended September 30, 2018, to 5.41% during the three months ended September 30, 2019.  This increase was primarily due to increased yields in most loan categories as a result of increased LIBOR and Federal Funds interest rates.  Interest income on loans increased $3.2 million as the result of higher average loan balances, which increased from $3.96 billion during the three months ended September 30, 2018, to $4.20 billion during the three months ended September 30, 2019.  The higher average balances were primarily due to organic loan growth in commercial real estate loans, construction loans, one- to four-family residential loans and other residential (multi-family) loans, partially offset by decreases in consumer loans and commercial business loans.

During the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, interest income on loans increased $13.0 million as a result of higher average interest rates on loans.  The average yield on loans increased from 4.98% during the nine months ended September 30, 2018, to 5.41% during the nine months ended September 30, 2019.  This increase was primarily due to increased yields in most loan categories as a result of increased LIBOR and Federal Funds interest rates.  Interest income on loans increased $10.1 million as the result of higher average loan balances, which increased from $3.88 billion during the nine months ended September 30, 2018, to $4.14 billion during the nine months ended September 30, 2019.  The higher average balances were primarily due to organic loan growth in commercial real estate loans, construction loans, one- to four-family residential loans and other residential (multi-family) loans, partially offset by decreases in consumer loans and commercial business loans.

On an on-going basis, the Company estimates the cash flows expected to be collected from the acquired loan pools. For each of the loan portfolios acquired, the cash flow estimates have increased, based on the payment histories and the collection of certain loans, thereby reducing loss expectations of certain loan pools, resulting in adjustments to be spread on a level-yield basis over the remaining expected lives of the loan pools.  For the three months ended September 30, 2019 and 2018, the adjustments increased interest income by $2.3 million and $1.4 million, respectively.  For the nine months ended September 30, 2019 and 2018, the adjustments increased interest income by $5.2 million and $3.7 million, respectively.

As of September 30, 2019, the remaining accretable yield adjustment that will affect interest income was $7.9 million.  Of the remaining adjustments affecting interest income, we expect to recognize $1.8 million of interest income during the remainder of 2019.  Additional adjustments may be recorded during the remainder of 2019 from the FDIC-assisted transactions, as the Company continues to estimate expected cash flows from the acquired loan pools. Apart from the yield accretion, the average yield on loans was 5.20% during the three months ended September 30, 2019, compared to 4.98% during the three months ended September 30, 2018, as a result of higher current market rates on adjustable rate loans and new loans originated during the year.  Apart from the yield accretion, the average yield on loans was 5.24% during the nine months ended September 30, 2019, compared to 4.85% during the nine months ended September 30, 2018.

In October 2018, the Company entered into an interest rate swap transaction as part of its ongoing interest rate management strategies to hedge the risk of its floating rate loans.  The notional amount of the swap is $400 million with a termination date in October 2025.  Under the terms of the swap, the Company receives a fixed rate of interest of 3.018% and pays a floating rate of interest equal to one-month USD-LIBOR.  The floating rate resets monthly and net settlements of interest due to/from the counterparty also occur monthly.  To the extent that the fixed rate continues to exceed one-month USD-LIBOR, the Company will receive net interest settlements, which will be recorded as loan interest income.  If one-month USD-LIBOR exceeds the fixed rate of interest in future periods, the Company will be required to pay net settlements to the counterparty and will record those net payments as a reduction of interest income on loans.  The Company recorded loan interest income related to this swap transaction of $801,000 and $1.9 million, respectively, in the three and nine months ended September 30, 2019.

Interest Income – Investments and Other Interest-earning Assets

Interest income on investments increased in the three months ended September 30, 2019 compared to the three months ended September 30, 2018.  Interest income increased $1.1 million as a result of an increase in average balances from $193.4 million during the three months ended September 30, 2018, to $342.3 million during the three months ended September 30, 2019.  Average balances of securities increased primarily due to purchases of agency multi-family mortgage-backed securities which have a fixed rate of interest with expected lives of six to ten years.  These purchased securities fit with the Company’s current asset/liability management strategies. Interest income increased $7,000 due to an increase in average interest rates from 2.92% during the three months ended September 30, 2018, to 2.94% during the three months ended September 30, 2019, primarily due to higher market rates of interest on investment securities and a decrease in the volume of prepayments on mortgage-backed securities.

Interest income on investments increased in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.  Interest income increased $2.8 million as a result of an increase in average balances from $189.7 million during the nine months ended September 30, 2018, to $310.2 million during the nine months ended September 30, 2019.  Average balances of securities increased primarily due to purchases of agency multi-family mortgage-backed securities which have a fixed rate of interest with expected lives of six to ten years.  These purchased securities fit with the Company’s current asset/liability management strategies. Interest income increased $408,000 due to an increase in average interest rates from 2.84% during the nine months ended September 30, 2018, to 3.10% during the nine months ended September 30, 2019, primarily due to higher market rates of interest on investment securities and a decrease in the volume of prepayments on mortgage-backed securities.

Interest income on other interest-earning assets decreased in the three months ended September 30, 2019 compared to the three months ended September 30, 2018.  Interest income decreased $100,000 as a result of the decrease in average balances from $97.7 million during the three months ending September 30, 2018, to $79.3 million during the three months ended September 30, 2019, primarily due to lower excess funds maintained in other interest-bearing deposits in financial institutions. This was partially offset by the increase in average interest rates to 2.13% at September 30, 2019 compared to 2.01% at September 30, 2018.

Interest income on other interest-earning assets increased in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.  Interest income increased $336,000 as a result of the increase in average interest rates from 1.69% during the nine months ended September 30, 2018, to 2.32% during the nine months ended September 30, 2019, primarily due to higher market rates of interest on other interest-bearing deposits in financial institutions. This was partially offset by a decrease of $157,000 as a result of the decrease in average balances from $105.8 million for the nine months ended September 30, 2018 compared to $87.2 million for the nine months ended September 30, 2019.

Total Interest Expense

Total interest expense increased $4.3 million, or 42.7%, during the three months ended September 30, 2019, when compared with the three months ended September 30, 2018, due to an increase in interest expense on deposits of $4.4 million, or 60.4%, an increase in interest expense on short-term borrowing and repurchase agreements of $946,000, or 534.5%, an increase in interest expense on subordinated notes of $71,000, or 6.9%, and an increase in interest expense on subordinated debentures issued to capital trust of $1,000, or 0.4%, partially offset by a decrease in interest expense on FHLBank advances of $1.2 million, or 100.0%.

Total interest expense increased $14.6 million, or 56.0%, during the nine months ended September 30, 2019, when compared with the nine months ended September 30, 2018, due to an increase in interest expense on deposits of $14.8 million, or 77.6%, an increase in interest expense on short-term borrowing and repurchase agreements of $2.5 million, or 654.3%, an increase in interest expense on subordinated notes of $210,000, or 6.8%, and an increase in interest expense on subordinated debentures issued to capital trust of $95,000, or 13.7%,  partially offset by a decrease in interest expense on FHLBank advances of $3.0 million, or 100.0%.

Interest Expense – Deposits

Interest expense on demand deposits increased $512,000 due to average rates of interest that increased from 0.40% in the three months ended September 30, 2018 to 0.54% in the three months ended September 30, 2019.  Partially offsetting that increase, interest expense on demand deposits decreased $5,000, due to a decrease in average balances from $1.51 billion during the three months ended September 30, 2018 to $1.50 billion during the three months ended September 30, 2019.

Interest expense on demand deposits increased $1.6 million due to average rates of interest that increased from 0.37% in the nine months ended September 30, 2018 to 0.51% in the nine months ended September 30, 2019.  Partially offsetting that increase, interest expense on demand deposits decreased $151,000, due to a decrease in average balances from $1.55 billion during the nine months ended September 30, 2018 to $1.49 billion during the nine months ended September 30, 2019.

Interest expense on time deposits increased $2.2 million as a result of an increase in average rates of interest from 1.68% during the three months ended September 30, 2018, to 2.24% during the three months ended September 30, 2019.  Interest expense on time deposits increased $1.7 million due to an increase in average balances of time deposits from $1.38 billion during the three months ended September 30, 2018, to $1.73 billion during the three months ended September 30, 2019.

Interest expense on time deposits increased $8.3 million as a result of an increase in average rates of interest from 1.49% during the nine months ended September 30, 2018, to 2.20% during the nine months ended September 30, 2019.  Interest expense on time deposits increased $5.0 million due to an increase in average balances of time deposits from $1.33 billion during the nine months ended September 30, 2018, to $1.71 billion during the nine months ended September 30, 2019.

A large portion of the Company’s certificate of deposit portfolio matures within six to eighteen months and therefore reprices fairly quickly; this is consistent with the portfolio over the past several years.  Older certificates of deposit that renewed or were replaced with new deposits generally resulted in the Company paying a higher rate of interest due to market interest rate increases during 2018 and the first half of 2019.  In both the three months and the nine months ended September 30, 2019, the increase in average balances of time deposits was a result of increases in both retail customer time deposits obtained through on-line channels and in brokered deposits added through the CDARS program purchased funds.

Interest Expense – FHLBank Advances, Short-term Borrowings and Repurchase Agreements, Subordinated Debentures Issued to Capital Trusts and Subordinated Notes

During the three months ended September 30, 2019 compared to the three months ended September 30, 2018, interest expense on FHLBank advances decreased $1.2 million due to a decrease in average balances from $216.7 million during the three months ended September 30, 2018 to $-0- during the three months ended September 30, 2019.

During the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, interest expense on FHLBank advances decreased $3.0 million due to a decrease in average balances from $198.8 million during the nine months ended September 30, 2018 to $-0- during the nine months ended September 30, 2019.

The decrease in interest expense on FHLB advances in both the three months and the nine months ended September 30, 2019 were primarily due to overall decreases in term borrowings from the FHLBank.  Instead, the Company utilized overnight borrowings from the FHLBank, primarily due to slightly lower rates compared to term borrowings.  These overnight FHLBank borrowings are included in short-term borrowings and repurchase agreement line item of the income statement.

Interest expense on short-term borrowings and repurchase agreements increased $640,000 due to an increase in average rates from 0.49% in the three months ended September 30, 2018 to 1.54% in the three months ended September 30, 2019.  The increase was due to an increase in market interest rates during the period and the higher interest rate charged on overnight FHLBank borrowings as compared to customer repurchase agreements.  Interest expense on short-term borrowings and repurchase agreements increased $306,000 due to an increase in average balances from $141.9 million during the three months ended September 30, 2018 to $289.2 million during the three months ended September 30, 2019, which was primarily due to changes in the Company’s funding needs and the mix of funding, which can fluctuate.  In the three months ended September 30, 2019, more overnight FHLBank borrowings were utilized.

Interest expense on short-term borrowings and repurchase agreements increased $1.8 million due to an increase in average rates from 0.40% in the nine months ended September 30, 2018 to 1.47% in the nine months ended September 30, 2019.  The increase was due to an increase in market interest rates during the period and the higher interest rate charged on overnight FHLBank borrowings as compared to customer repurchase agreements.  Interest expense on short-term borrowings and repurchase agreements increased $724,000 due to an increase in average balances from $127.7 million during the nine months ended September 30, 2018 to $264.1 million during the nine months ended September 30, 2019, which was primarily due to changes in the Company’s funding needs and the mix of funding, which can fluctuate.  In the nine months ended September 30, 2019, more overnight FHLBank borrowings were utilized.

During the three months ended September 30, 2019, compared to the three months ended September 30, 2018, interest expense on subordinated debentures issued to capital trusts increased $1,000 due to slightly higher average interest rates.  The average interest rate was 3.88% in the three months ended September 30, 2018 compared to 3.90% in the three months ended September 30, 2019.  The subordinated debentures are variable-rate debentures which bear interest at an average rate of three-month LIBOR plus 1.60%, adjusting quarterly, which was 3.85% at September 30, 2019.  There was no change in the average balance of the subordinated debentures between the 2019 and the 2018 periods.

During the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, interest expense on subordinated debentures issued to capital trusts increased $95,000 due to higher average interest rates.  The average interest rate was 3.59% in the nine months ended September 30, 2018 compared to 4.08% in the nine months ended September 30, 2019.  There was no change in the average balance of the subordinated debentures between the 2019 and the 2018 periods.

In August 2016, the Company issued $75 million of 5.25% fixed-to-floating rate subordinated notes due August 15, 2026.  The notes were sold at par, resulting in net proceeds, after underwriting discounts and commissions and other issuance costs, of approximately $73.5 million.  Interest expense on the subordinated notes for the three and nine months ended September 30, 2019 increased $66,000 and $207,000, respectively, due to deferred issuance cost amortization.

Net Interest Income

Net interest income for the three months ended September 30, 2019 increased $2.9 million to $45.9 million compared to $43.0 million for the three months ended September 30, 2018.  Net interest margin was 3.95% in the three months ended September 30, 2019, compared to 4.02% in the three months ended September 30, 2018, a decrease of seven basis points, or 1.7%.  In both three month periods, the Company’s net interest income and margin were positively impacted by the increases in expected cash flows from the FDIC-acquired loan pools and the resulting increase to accretable yield, which were previously discussed in Note 7 of the Notes to Consolidated

Financial Statements.  The positive impact of these changes in the three months ended September 30, 2019 and 2018 were increases in interest income of $2.3 million and $1.4 million, respectively, and increases in net interest margin of 20 basis points and 14 basis points, respectively.  Excluding the positive impact of the additional yield accretion, net interest margin decreased 13 basis points when compared to the year-ago three month period.  The decrease was primarily due to an increase in the average interest rate on deposits and borrowings which was significantly offset by the increase in loans receivable.

Net interest income for the nine months ended September 30, 2019 increased $11.8 million to $135.4 million compared to $123.6 million for the nine months ended September 30, 2018.  Net interest margin was 3.99% in the nine months ended September 30, 2019, compared to 3.96% in the nine months ended September 30, 2018, an increase of three basis points, or 0.8%.  In both nine month periods, the Company’s net interest income and margin were positively impacted by the increases in expected cash flows from the FDIC-acquired loan pools and the resulting increase to accretable yield.  The positive impact of these changes in the nine months ended September 30, 2019 and 2018 were increases in interest income of $5.2 million and $3.7 million, respectively, and increases in net interest margin of 15 basis points and 12 basis points, respectively.  Excluding the positive impact of the additional yield accretion, net interest margin remained the same at 3.84% when compared to the year-ago nine month period.

The Company's overall average interest rate spread decreased 15 basis points, or 4.0%, from 3.76% during the three months ended September 30, 2018 to 3.61% during the three months ended September 30, 2019.  The decrease was due to a 37 basis point increase in the weighted average rate paid on interest-bearing liabilities, partially offset by a 22 basis point increase in the weighted average yield on interest-earning assets. In comparing the two periods, the yield on loans increased 29 basis points, the yield on investment securities increased two basis points and the yield on other interest-earning assets increased 12 basis points. The rate paid on deposits increased 44 basis points, the rate paid on short-term borrowings and repurchase agreements increased 105 basis points, the rate paid on subordinated debentures issued to capital trusts increased two basis points, the rate paid on subordinated notes increased 35 basis points and the rate paid on FHLBank advances decreased 218 basis points (due to the average balance of FHLBank advances decreasing to $-0-).

The Company's overall average interest rate spread decreased eight basis points, or 2.1%, from 3.74% during the nine months ended September 30, 2018 to 3.66% during the nine months ended September 30, 2019.  The decrease was due to a 47 basis point increase in the weighted average rate paid on interest-bearing liabilities, partially offset by a 39 basis point increase in the weighted average yield on interest-earning assets. In comparing the two periods, the yield on loans increased 43 basis points, the yield on investment securities increased 26 basis points and the yield on other interest-earning assets increased 63 basis points. The rate paid on deposits increased 53 basis points, the rate paid on short-term borrowings and repurchase agreements increased 107 basis points, the rate paid on subordinated debentures issued to capital trusts increased 49 basis points, the rate paid on subordinated notes increased 36 basis points and the rate paid on FHLBank advances decreased 199 basis points (due to the average balance of FHLBank advances decreasing to $-0-).

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

The provision for loan losses for the three months ended September 30, 2019 was $2.0 million compared with $1.3 million for the three months ended September 30, 2018.  The provision for loan losses for the nine months ended September 30, 2019 was $5.5 million compared with $5.2 million for the nine months ended September 30, 2018.  At September 30, 2019 and December 31, 2018, the allowance for loan losses was $40.4 million and $38.4 million, respectively.  Total net charge-offs were $798,000 and $1.4 million for the three months ended September 30, 2019 and 2018, respectively.  During the three months ended September 30, 2019, $402,000 of the $798,000 of net charge-offs were in the consumer auto category.  Total net charge-offs were $3.5 million and $4.2 million for the nine months ended September 30, 2019 and 2018, respectively.  During the nine months ended September 30, 2019, $2.0 million of the $3.5 million of net charge-offs were in the consumer auto category.

In response to a more challenging consumer credit environment, the Company tightened its underwriting guidelines on automobile lending in the latter part of 2016.  Management took this step in an effort to improve credit quality in the portfolio and reduce delinquencies and charge-offs.  This action also resulted in a lower level of origination volume and, as such, the outstanding balance of the Company's automobile loans continued to decline in the nine months ended September 30, 2019.  We expect to see more reductions in the automobile loan outstanding balance as we determined in February 2019 to cease providing indirect lending services to automobile dealerships.  At September 30, 2019, indirect automobile loans totaled approximately $131 million.  We expect this total balance will be largely paid off in the next two to four years.  General market conditions and unique circumstances related to individual borrowers and projects contributed to the level of provisions and charge-offs.  Collateral and repayment evaluations of all assets categorized as potential problem loans, non-performing loans or foreclosed assets were completed with corresponding charge-offs or reserve allocations made as appropriate.

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

The Bank’s allowance for loan losses as a percentage of total loans, excluding FDIC-acquired loans, was 0.99%, 0.98% and 0.97% at September 30, 2019, December 31, 2018 and June 30, 2019, respectively.  Management considers the allowance for loan losses adequate to cover losses inherent in the Bank’s loan portfolio at September 30, 2019, based on recent reviews of the Bank’s loan portfolio and current economic conditions. If economic conditions were to deteriorate or management’s assessment of the loan portfolio were to change, it is possible that additional loan loss provisions would be required, thereby adversely affecting future results of operations and financial condition.

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

Non-performing assets, excluding all FDIC-assisted acquired assets, at September 30, 2019 were $9.0 million, a decrease of $2.8 million from $11.8 million at December 31, 2018.  Non-performing assets, excluding all FDIC-assisted acquired assets, as a percentage of total assets were 0.18% at September 30, 2019, compared to 0.25% at December 31, 2018.

Compared to December 31, 2018, non-performing loans decreased $1.6 million to $4.7 million at September 30, 2019, and foreclosed assets decreased $1.2 million to $4.3 million at September 30, 2019.  Non-performing one- to four-family residential loans comprised $1.5 million, or 31.7%, of the total non-performing loans at September 30, 2019, a decrease of $1.2 million from December 31, 2018. Non-performing commercial business loans comprised $1.2 million, or 26.7%, of the total non-performing loans at September 30, 2019, a decrease of $192,000 from December 31, 2018.  Non-performing consumer loans comprised $1.2 million, or 26.2%, of the total non-performing loans at September 30, 2019, a decrease of $594,000 from December 31, 2018. Non-performing commercial real estate loans comprised $637,000 million, or 13.6%, of the total non-performing loans at September 30, 2019, an increase of $303,000 from December 31, 2018. Non-performing construction and land development loans comprised $83,000, or 1.8%, of the total non-performing loans at September 30, 2019, an increase of $34,000 from December 31, 2018.

Non-performing Loans.  Activity in the non-performing loans category during the nine months ended September 30, 2019 was as follows:

	Beginning Balance, January 1	Additions to Non- Performing	Removed from Non- Performing	Transfers to Potential Problem Loans	Transfers to Foreclosed Assets and Repossessions	Charge- Offs	Payments	Ending Balance, September 30
	(In Thousands)
One- to four-family construction	$—	$—	$—	$—	$—	$—	$—	$—
Subdivision construction	—	—	—	—	—	—	—	—
Land development	49	3,769	—	—	(3,498)	(220)	(17)	83
Commercial construction	—	—	—	—	—	—	—	—
One- to four-family residential	2,664	1,355	—	(87)	(1,540)	(490)	(423)	1,479
Other residential	—	—	—	—	—	—	—	—
Commercial real estate	334	4,075	(118)	—	(2,900)	—	(754)	637
Commercial business	1,437	50	—	—	—	(116)	(126)	1,245
Consumer	1,816	1,533	—	(166)	(287)	(1,108)	(566)	1,222

Total	$6,300	$10,782	$(118)	$(253)	$(8,225)	$(1,934)	$(1,886)	$4,666

At September 30, 2019, the non-performing commercial business category included three loans, none of which were added during 2019.  The largest relationship in this category, which was added during 2018, totaled $1.1 million, or 86.3% of the total category.  This relationship is collateralized by an assignment of an interest in a real estate project.  The non-performing one- to four-family residential category included 21 loans, nine of which were added during 2019.  The largest relationship in the category totaled $292,000, or 19.7% of the total category.  This balance is primarily related to a single-family property in Springfield, Missouri.  One relationship in this category, which included nine loans that were collateralized by residential rental homes in the Springfield, Mo. area, was charged down $371,000 during 2019 and the remaining balance of $793,000 was transferred to foreclosed assets.  These residential rental homes were then sold.  The non-performing commercial real estate category included two loans, one of which was added during 2019.  The largest relationship in the category totaled $534,000, or 83.8% of the total category.  This balance is primarily related to a multi-tenant building in Arkansas.  The non-performing consumer category included 111 loans, 53 of which were added during 2019, and the majority of which are indirect used automobile loans.

The significant increases and decreases in non-performing loans during the nine months ended September 30, 2019, primarily related to one borrower relationship.  This relationship totaled approximately $6.7, with collateral consisting of commercial development ground and a single-family property in central Missouri and agricultural ground in Iowa.   The loans in this relationship were all cross-collateralized.  This relationship was represented in the non-performing land development, commercial real estate and one- to four-family categories.  During July 2019, the borrower deeded the properties to the Bank in lieu of foreclosure and prior to September 30, 2019, the land development and commercial real estate assets were sold.

Potential Problem Loans.  Compared to December 31, 2018, potential problem loans increased $1.1 million, or 34.4%, to $4.4 million.  This increase was primarily due to the addition of $2.2 million of loans to potential problem loans, partially offset by $780,000 in payments, $166,000 in loans transferred to non-performing loans and $124,000 in loans transferred to performing loans. Potential problem loans are loans which management has identified through routine internal review procedures as having possible credit problems that may cause the borrowers difficulty in complying with the current repayment terms.  These loans are not reflected in non-performing assets, but are considered in determining the adequacy of the allowance for loan losses.

Activity in the potential problem loans category during the nine months ended September 30, 2019, was as follows:

	Beginning Balance, January 1	Additions to Potential Problem	Removed from Potential Problem	Transfers to Non- Performing	Transfers to Foreclosed Assets and Repossessions	Charge- Offs	Payments	Ending Balance, September 30
	(In Thousands)
One- to four-family construction	$—	$—	$—	$—	$—	$—	$—	$—
Subdivision construction	—	—	—	—	—	—	—	—
Land development	—	—	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—	—	—
One- to four-family residential	1,044	95	—	(151)	—	—	(162)	826
Other residential	—	—	—	—	—	—	—	—
Commercial real estate	2,053	1,931	(124)	—	—	—	(526)	3,334
Commercial business	—	37	—	—	—	(21)	(16)	—
Consumer	206	179	—	(15)	(4)	(10)	(76)	280

Total	$3,303	$2,242	$(124)	$(166)	$(4)	$(31)	$(780)	$4,440

At September 30, 2019, the commercial real estate category of potential problem loans included two loans, one of which was added during the first quarter of 2019.  The largest relationship in this category (added during 2018), which totaled $1.9 million, or 57.0% of the total category, is collateralized by a mixed use commercial retail building.  Payments were current on this relationship at September 30, 2019. The second largest relationship in the category (added during the first quarter 2019), which totaled $1.4 million, or 43.0% of the total category, is collateralized by a commercial retail building.  Payments were current at September 30, 2019, and a principal payment of $400,000 was received in July 2019. The one- to four-family residential category of potential problem loans included 17 loans, three of which were added during the current year. The consumer category of potential problem loans included 31 loans, 17 of which were added during the current year.

Other Real Estate Owned and Repossessions.  Of the total $7.4 million of other real estate owned and repossessions at September 30, 2019, $1.1 million represents the fair value of foreclosed and repossessed assets related to loans acquired in FDIC-assisted transactions and $2.0 million represents properties which were not acquired through foreclosure. The foreclosed and other assets acquired in the FDIC-assisted transactions and the properties not acquired through foreclosure are not included in the following table and discussion of other real estate owned and repossessions.

Activity in other real estate owned and repossessions during the nine months ended September 30, 2019, was as follows:

	Beginning Balance, January 1	Additions	Sales	Capitalized Costs	Write- Downs	Ending Balance, September 30
	(In Thousands)
One- to four-family construction	$—	$—	$—	$—	$—	$—
Subdivision construction	1,092	—	(317)	73	(93)	755
Land development	3,191	3,498	(3,508)	—	(587)	2,594
Commercial construction	—	—	—	—	—	—
One- to four-family residential	269	1,576	(1,555)	20	—	310
Other residential	—	—	—	—	—	—
Commercial real estate	—	2,900	(2,900)	—	—	—
Commercial business	—	—	—	—	—	—
Consumer	928	3,324	(3,587)	—	—	665

Total	$5,480	$11,298	$(11,867)	$93	$(680)	$4,324

At September 30, 2019, the land development category of foreclosed assets included six properties, the largest of which was located in the Branson, Mo. area and had a balance of $768,000, or 29.6% of the total category.  Of the total dollar amount in the land development category of foreclosed assets, 49.2% was located in the Branson, Mo. area, including the largest property previously mentioned.  The subdivision construction category of foreclosed assets included four properties, the largest of which was located in the Branson, Mo. area and had a balance of $350,000, or 46.4% of the total category.  Of the total dollar amount in the subdivision construction category of foreclosed assets, 82.1% is located in the Branson, Mo. area, including the largest property previously mentioned.  The one- to four-family residential category of foreclosed assets included one property with a balance of $310,000 that was added in three months ended September 30, 2019. This asset was included in the $6.7 million relationship discussed above under Non-Performing Loans.  The amount of additions and sales in the consumer loans category are due to a higher volume of repossessions of automobiles, which generally are subject to a shorter repossession process.  The Company experienced increased levels of delinquencies and repossessions in indirect and used automobile loans throughout 2016 and 2017.  The level of delinquencies and repossessions in indirect and used automobile loans generally decreased in 2018 and to date in 2019.  The large additions and sales items in the land development and commercial real estate categories are related to the $6.7 million relationship discussed above under Non-Performing Loans.

Non-interest Income

For the three months ended September 30, 2019, non-interest income decreased $5.9 million to $8.7 million when compared to the three months ended September 30, 2018, primarily as a result of the following items:

Gain on sale of business units: On July 20, 2018, the Company closed on the sale of four banking centers in the Omaha, Neb., metropolitan market. The Bank sold branch deposits of approximately $56 million and sold substantially all branch-related real estate, fixed assets and ATMs. The Company recorded a pre-tax gain of $7.4 million on the sale during the 2018 period.

Other income:  Other income increased $1.0 million compared to the prior year period.  The Company recognized approximately $510,000 in income related to interest rate swaps in the Company’s back-to-back swap program with loan customers and swap counterparties.  The Company also recognized approximately $184,000 in income related to the exit of certain tax credit partnerships in 2019.  In addition, the Company recognized approximately $329,000 more in income from new debit card contracts than was recognized in the prior year period.  These contracts became effective at the beginning of 2019.

Net gains on loan sales:  Net gains on loan sales increased $604,000 compared to the prior year period.  The increase was due to an increase in originations of fixed-rate loans during the 2019 period compared to the 2018 period.  Fixed rate single-family mortgage loans originated are generally subsequently sold in the secondary market.  In 2019, the Company began originating SBA loans with the purpose of selling the guaranteed portion in the secondary market.  During the three months ended September 30, 2019, a net gain on sale of $108,000 was recorded related to SBA loan sales.

Commissions:  Commissions income decreased $136,000 compared to the prior year quarter.  The decrease was due to annuity sales that were approximately 25% lower in the 2019 period compared to the 2018 period.

For the nine months ended September 30, 2019, non-interest income decreased $5.7 million to $23.3 million when compared to the nine months ended September 30, 2018, primarily as a result of the following items:

Gain on sale of business units: As noted above, on July 20, 2018, the Company closed on the sale of four banking centers in the Omaha, Neb., metropolitan market. The Company recorded a pre-tax gain of $7.4 million on the sale during the 2018 period.

Other income:  Other income increased $2.4 million compared to the prior year period.  This increase was primarily due to gains totaling $677,000 in the 2019 period from the sale of, or recovery of, receivables and assets that were acquired several years ago in FDIC-assisted transactions.  In addition, the Company recognized approximately $1.1 million more in income as a result of the new debit card contracts noted previously.  The Company recognized approximately $565,000 in income related to interest rate swaps in the Company’s back-to-back swap program with loan customers and swap counterparties in the 2019 period compared to $47,000 in the 2018 period.  The Company also recognized approximately $184,000 in income related to the exit of certain tax credit partnerships in 2019.

Service charges and ATM fees:  Service charges and ATM fees decreased $304,000 compared to the prior year period.  This decrease was primarily due to a decrease in overdraft and insufficient funds fees on customer accounts due to decreased levels of such activity.

Net gains on loan sales:  Net gains on loan sales increased $207,000 compared to the prior year period. This increase was primarily due to an increase in originations of fixed-rate loans during the 2019 period as discussed above and the Company’s origination of SBA loans with the purpose of selling the guaranteed portion in the secondary market.  During the period, a net gain on sale of $108,000 was recorded related to SBA loan sales.

Non-interest Expense

For the three months ended September 30, 2019, non-interest expense increased $416,000 to $28.7 million when compared to the three months ended September 30, 2018, primarily as a result of the following items:

Salaries and employee benefits:  Salaries and employee benefits increased $665,000 compared to the prior year period.  The increase was due to staffing additions in the new loan production offices opened in Atlanta and Denver in late 2018, and due to annual employee compensation increases.

Insurance:  Insurance expense decreased $343,000 compared to the prior year period. This decrease was primarily due to a decrease in FDIC deposit insurance premiums.  The Bank has a credit with the FDIC for a portion of premiums previously paid to the deposit insurance fund. The deposit insurance fund balance was sufficient to cause no premium to be due for the three months ended September 30, 2019. The Bank’s remaining credit balance should be sufficient to result in no deposit insurance premiums for the next two quarters, provided the deposit insurance fund balance remains at a sufficient level under the banking regulations.

Acquired deposit intangible asset amortization:  Acquired deposit intangible amortization expense decreased $123,000 in the three months ended September 30, 2019 compared to the prior year period.  The Company generally amortizes its acquired deposit intangibles over a period of seven years.  The amortization of the intangible related to the InterBank acquisition was completed during the first three months of 2019 and the amortization of the intangible related to the Sun Security Bank acquisition was completed during the second half of 2018.

For the nine months ended September 30, 2019, non-interest expense decreased $935,000 to $85.6 million when compared to the nine months ended September 30, 2018, primarily as a result of the following items:

Expense on other real estate owned and repossessions:  Expense on other real estate owned and repossessions decreased $2.7 million compared to the prior year period primarily due to higher valuation write-downs of certain foreclosed assets and higher levels of expense related to consumer repossessions in 2018.  During the 2018 period, valuation write-downs of certain foreclosed assets totaled approximately $3.6 million, while valuation write-downs in the 2019 period totaled approximately $724,000.

Acquired deposit intangible asset amortization:  Acquired deposit intangible amortization expense decreased $335,000 in the nine months ended September 30, 2019 compared to the prior year period.  The Company generally amortizes its acquired deposit intangibles over a period of seven years, as described above.

Insurance:  Insurance expense decreased $335,000 from the prior year period. This decrease was primarily due to a decrease in FDIC deposit insurance premiums, as described above.

Salaries and employee benefits:  Salaries and employee benefits increased $2.2 million from the prior year period.  The increase was due to staffing additions in the new loan production offices opened in Atlanta and Denver in late 2018, and due to annual employee compensation increases.

The Company’s efficiency ratio for the three months ended September 30, 2019, was 52.63% compared to 49.16% for the same period in 2018.  The efficiency ratio for the nine months ended September 30, 2019, was 53.94% compared to 56.70% for the same period in 2018.  The higher efficiency ratio in the 2019 three-month period was primarily due to a decrease in non-interest income due to the gain on sale of certain branches in the 2018 period, partially offset by an increase in net interest income.  The improvement in the ratio in the 2019 nine-month period was primarily due to an increase in net interest income and a decrease in non-interest expense, primarily related to a decrease in expenses on other real estate owned and repossessions, partially offset by a decrease in non-interest income due to the gain on sale of certain branches in the 2018 period.  The Company’s ratio of non-interest expense to average assets was 2.34% and 2.37% for the three and nine months ended September 30, 2019, respectively, compared to 2.50% and 2.58% for the three and nine months ended September 30, 2018, respectively.  The decreases in the current three month and nine month period ratios were primarily due to an increase in average assets in the 2019 periods compared to the 2018 periods.  Average assets for the three months ended September 30, 2019, increased $382.7 million, or 8.4%, from the three months ended September 30, 2018, primarily due to increases in loans receivable and investment securities.  Average assets for the nine months ended September 30, 2019, increased $354.4 million, or 7.9%, from the nine months ended September 30, 2018, primarily due to increases in loans receivable and investment securities.

Provision for Income Taxes

On December 22, 2017, the TCJ Act was signed into law. Among other things, the TCJ Act permanently lowered the corporate federal income tax rate to 21% from the prior maximum rate of 35%, effective for tax years including or commencing January 1, 2018.  The Company currently expects its effective tax rate (combined federal and state) to be approximately 17.0% to 18.5% in 2019 and future years, mainly as a result of the TCJ Act.

For the three months ended September 30, 2019 and 2018, the Company's effective tax rate was 17.5% and 19.5%, respectively.  For the nine months ended September 30, 2019 and 2018, the Company's effective tax rate was 17.6% and 18.2%, respectively.  These effective rates were lower than the statutory federal tax rates of 21%, due primarily to the utilization of certain investment tax credits and to tax-exempt investments and tax-exempt loans, which reduced the Company’s effective tax rate.  The Company’s effective tax rate may fluctuate in future periods as it is impacted by the level and timing of the Company’s utilization of tax credits and the level of tax-exempt investments and loans and the overall level of pre-tax income.  The Company's effective income tax rate is currently expected to continue to be less than the statutory rate due primarily to the factors noted above.

Average Balances, Interest Rates and Yields

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. Average balances of loans receivable include the average balances of non-accrual loans for each period. Interest income on loans includes interest received on non-accrual loans on a cash basis.  Interest income on loans includes the amortization of net loan fees which were deferred in accordance with accounting standards.  Net fees included in interest income were $1.0 million and $919,000 for the three months ended September 30, 2019 and 2018, respectively.  Net fees included in interest income were $3.1 million and $2.5 million for the nine months ended September 30, 2019 and 2018, respectively.  Tax-exempt income was not calculated on a tax equivalent basis. The table does not reflect any effect of income taxes.

	September 30, 2019(2)	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable:
One- to four-family residential	4.20%	$542,892	$7,153	5.23%	$453,090	$5,939	5.20%
Other residential	5.08	814,326	11,074	5.40	782,595	10,163	5.15
Commercial real estate	4.93	1,471,431	19,236	5.19	1,330,088	16,427	4.90
Construction	5.36	730,027	10,814	5.88	593,540	8,272	5.53
Commercial business	5.08	253,225	3,316	5.20	291,038	3,689	5.03
Other loans	5.85	369,704	5,423	5.82	485,647	6,283	5.13
Industrial revenue bonds(1)	4.86	14,770	210	5.64	19,829	290	5.80

Total loans receivable	5.11	4,196,375	57,226	5.41	3,955,827	51,063	5.12

Investment securities(1)	3.23	342,277	2,534	2.94	193,390	1,425	2.92
Other interest-earning assets	2.02	79,344	427	2.13	97,739	494	2.01

Total interest-earning assets	4.90	4,617,996	60,187	5.17	4,246,956	52,982	4.95
Non-interest-earning assets:
Cash and cash equivalents		93,293			97,033
Other non-earning assets		202,361			186,994
Total assets		$4,913,650			$4,530,983

Interest-bearing liabilities:
Interest-bearing demand and savings	0.55	$1,501,697	2,030	0.54	$1,506,907	1,523	0.40
Time deposits	2.21	1,728,620	9,762	2.24	1,376,907	5,829	1.68
Total deposits	1.43	3,230,317	11,792	1.45	2,883,814	7,352	1.01
Short-term borrowings, repurchase agreements and other interest-bearing liabilities	1.36	289,222	1,123	1.54	141,864	177	0.49
Subordinated debentures issued to capital trusts	3.85	25,774	253	3.90	25,774	252	3.88
Subordinated notes	5.90	74,119	1,095	5.86	73,791	1,024	5.51
FHLBank advances	—	—	—	—	216,674	1,192	2.18

Total interest-bearing liabilities	1.53	3,619,432	14,263	1.56	3,341,917	9,997	1.19
Non-interest-bearing liabilities:
Demand deposits		670,158			660,629
Other liabilities		37,754			22,428
Total liabilities		4,327,344			4,024,974
Stockholders’ equity		586,306			506,009
Total liabilities and stockholders’ equity		$4,913,650			$4,530,983

Net interest income:
Interest rate spread	3.37%		$45,924	3.61%		$42,985	3.76%
Net interest margin*				3.95%			4.02%
Average interest-earning assets to average interest-bearing liabilities		127.6%			127.1%

_______________________
*	Defined as the Company’s net interest income divided by total average interest-earning assets.
(1)
Of the total average balances of investment securities, average tax-exempt investment securities were $39.6 million and $53.2 million for the three months ended September 30, 2019 and 2018, respectively. In addition, average tax-exempt loans and industrial revenue bonds were $20.5 million and $23.5 million for the three months ended September 30, 2019 and 2018, respectively. Interest income on tax-exempt assets included in this table was $660,000 and $739,000 for the three months ended September 30, 2019 and 2018, respectively. Interest income net of disallowed interest expense related to tax-exempt assets was $601,000 and $690,000 for the three months ended September 30, 2019 and 2018, respectively.

(2)
The yield on loans at September 30, 2019 does not include the impact of the accretable yield (income) on loans acquired in the FDIC-assisted transactions.  See “Net Interest Income” for a discussion of the effect on results of operations for the three months ended September 30, 2019.

	September 30, 2019(2)	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable:
One- to four-family residential	4.20%	$518,758	$20,097	5.18%	$440,769	$16,544	5.02%
Other residential	5.08	815,008	33,334	5.47	755,536	28,349	5.02
Commercial real estate	4.93	1,424,595	55,235	5.18	1,302,940	46,753	4.80
Construction	5.36	704,074	31,573	6.00	555,708	22,007	5.29
Commercial business	5.08	259,021	10,066	5.20	288,579	10,592	4.91
Other loans	5.85	403,176	16,576	5.50	511,735	19,170	5.01
Industrial revenue bonds(1)	4.86	14,970	671	5.99	22,056	1,032	6.25

Total loans receivable	5.11	4,139,602	167,552	5.41	3,877,323	144,447	4.98

Investment securities(1)	3.23	310,227	7,201	3.10	189,686	4,026	2.84
Other interest-earning assets	2.02	87,193	1,514	2.32	105,831	1,335	1.69

Total interest-earning assets	4.90	4,537,022	176,267	5.19	4,172,840	149,808	4.80
Non-interest-earning assets:
Cash and cash equivalents		92,208			98,879
Other non-earning assets		191,296			194,441
Total assets		$4,820,526			$4,466,160

Interest-bearing liabilities:
Interest-bearing demand and savings	0.55	$1,491,255	5,723	0.51	$1,548,273	4,268	0.37
Time deposits	2.21	1,711,692	28,121	2.20	1,331,098	14,790	1.49
Total deposits	1.43	3,202,947	33,844	1.41	2,879,371	19,058	0.88
Short-term borrowings, repurchase agreements and other interest-bearing liabilities	1.36	264,111	2,904	1.47	127,696	385	0.40
Subordinated debentures issued to capital trusts	3.85	25,774	787	4.08	25,774	692	3.59
Subordinated notes	5.90	74,012	3,283	5.93	73,752	3,073	5.57
FHLBank advances	—	—	—	—	198,778	2,964	1.99

Total interest-bearing liabilities	1.53	3,566,844	40,818	1.53	3,305,371	26,172	1.06
Non-interest-bearing liabilities:
Demand deposits		661,446			648,257
Other liabilities		32,620			20,678
Total liabilities		4,260,910			3,974,306
Stockholders’ equity		559,616			491,854
Total liabilities and stockholders’ equity		$4,820,526			$4,466,160

Net interest income:
Interest rate spread	3.37%		$135,449	3.66%		$123,636	3.74%
Net interest margin*				3.99%			3.96%
Average interest-earning assets to average interest-bearing liabilities		127.2%			126.2%

_______________________
*	Defined as the Company’s net interest income divided by total average interest-earning assets.
(1)
Of the total average balances of investment securities, average tax-exempt investment securities were $43.6 million and $54.2 million for the nine months ended September 30, 2019 and 2018, respectively. In addition, average tax-exempt loans and industrial revenue bonds were $21.1 million and $25.3 million for the nine months ended September 30, 2019 and 2018, respectively. Interest income on tax-exempt assets included in this table was $1.9 million and $2.3 million for the nine months ended September 30, 2019 and 2018, respectively. Interest income net of disallowed interest expense related to tax-exempt assets was $1.7 million and $2.2 million for the nine months ended September 30, 2019 and 2018, respectively.

(2)
The yield on loans at September 30, 2019 does not include the impact of the accretable yield (income) on loans acquired in the FDIC-assisted transactions.  See “Net Interest Income” for a discussion of the effect on results of operations for the nine months ended September 30, 2019.

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

	Three Months Ended September 30,
	2019 vs. 2018
	Increase
	(Decrease)		Total
	Due to		Increase
	Rate	Volume	(Decrease)
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable	$2,967	$3,196	$6,163
Investment securities	7	1,102	1,109
Other interest-earning assets	33	(100)	(67)
Total interest-earning assets	3,007	4,198	7,205
Interest-bearing liabilities:
Demand deposits	512	(5)	507
Time deposits	2,229	1,704	3,933
Total deposits	2,741	1,699	4,440
Short-term borrowings	640	306	946
Subordinated debentures issued to capital trust	1	—	1
Subordinated notes	66	5	71
FHLBank advances	—	(1,192)	(1,192)
Total interest-bearing liabilities	3,448	818	4,266
Net interest income	$(441)	$3,380	$2,939

	Nine Months Ended September 30,
	2019 vs. 2018
	Increase
	(Decrease)		Total
	Due to		Increase
	Rate	Volume	(Decrease)
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable	$12,963	$10,142	$23,105
Investment securities	408	2,767	3,175
Other interest-earning assets	336	(157)	179
Total interest-earning assets	13,707	12,752	26,459
Interest-bearing liabilities:
Demand deposits	1,606	(151)	1,455
Time deposits	8,345	4,986	13,331
Total deposits	9,951	4,835	14,786
Short-term borrowings	1,795	724	2,519
Subordinated debentures issued to capital trust	95	—	95
Subordinated notes	207	3	210
FHLBank advances	—	(2,964)	(2,964)
Total interest-bearing liabilities	12,048	2,598	14,646
Net interest income	$1,659	$10,154	$11,813

Liquidity

Liquidity is a measure of the Company's ability to generate sufficient cash to meet present and future financial obligations in a timely manner through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. These obligations include the credit needs of customers, funding deposit withdrawals, and the day-to-day operations of the Company. Liquid assets include cash, interest-bearing deposits with financial institutions and certain investment securities and loans. As a result of the Company’s management of the ability to generate liquidity primarily through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors' requirements and meet its borrowers’ credit needs. At September 30, 2019, the Company had commitments of approximately $236.7 million to fund loan originations, $1.12 billion of unused lines of credit and unadvanced loans, and $29.2 million of outstanding letters of credit.

Loan commitments and the unfunded portion of loans at the dates indicated were as follows (in thousands):

	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	December 31, 2017	December 31, 2016
Closed loans with unused available lines
Secured by real estate (one- to four-family)	$152,828	$153,871	$154,400	$150,948	$133,587	$123,433
Secured by real estate (not one- to four-family)	20,003	13,237	10,450	11,063	10,836	26,062
Not secured by real estate - commercial business	92,095	80,887	83,520	87,480	113,317	79,937

Closed construction loans with unused available lines
Secured by real estate (one-to four-family)	38,323	28,023	33,818	37,162	20,919	10,047
Secured by real estate (not one-to four-family)	773,375	818,047	831,155	906,006	718,277	542,326

Loan Commitments not closed
Secured by real estate (one-to four-family)	55,989	49,694	36,945	24,253	23,340	15,884
Secured by real estate (not one-to four-family)	176,138	110,647	134,607	104,871	156,658	119,126
Not secured by real estate - commercial business	4,535	4,535	—	405	4,870	7,022

	$1,313,286	$1,258,941	$1,284,895	$1,322,188	$1,181,804	$923,837

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

At September 30, 2019, the Company had these available secured lines and on-balance sheet liquidity:

Federal Home Loan Bank line	$793.3 million
Federal Reserve Bank line	$369.0 million
Cash and cash equivalents	$190.9 million
Unpledged securities	$186.6 million

Statements of Cash Flows. During both the nine months ended September 30, 2019 and 2018, the Company had positive cash flows from operating activities.  The Company experienced negative cash flows from investing activities during both the nine months ended September 30, 2019 and 2018.  The Company had positive cash flows from financing activities during both the nine months ended September 30, 2019 and 2018.

Cash flows from operating activities for the periods covered by the Statements of Cash Flows have been primarily related to changes in accrued and deferred assets, credits and other liabilities, the provision for loan losses, depreciation and amortization, realized gains on sales of loans and the amortization of deferred loan origination fees and discounts (premiums) on loans and investments, all of which are non-cash or non-operating adjustments to operating cash flows. Net income adjusted for non-cash and non-operating items and the origination and sale of loans held for sale were the primary source of cash flows from operating activities. Operating activities provided cash flows of $64.2 million and $73.4 million during the nine months ended September 30, 2019 and 2018, respectively.

During the nine months ended September 30, 2019, investing activities used cash of $264.5 million, primarily due to the purchase of loans and the net origination of loans, the purchase of investment securities and the purchase of equipment, partially offset by the sale of other real estate owned, the sale of investment securities and payments received on investment securities. Investing activities in the 2018 period used cash of $289.3 million, primarily due to the purchase of loans, the net origination of loans and the purchase of equipment, partially offset by the sale of other real estate owned and payments received on investment securities. Also in 2018, the Company used cash of $50.4 million in connection with the sale of its Omaha, Neb. branches.

Changes in cash flows from financing activities during the periods covered by the Statements of Cash Flows are due to changes in deposits after interest credited, changes in FHLBank advances and changes in short-term borrowings, as well as advances from borrowers for taxes and insurance, dividend payments to stockholders, purchases of the Company’s common stock and the exercise of common stock options.  Financing activities provided cash of $188.5 million and $182.5 million during the nine months ended September 30, 2019 and 2018, respectively.  In the 2019 nine-month period, financing activities provided cash primarily as a result of net increases in checking account balances and certificates of deposit, partially offset by decreases in short-term borrowings.  Net cash provided during the 2018 nine-month period was due primarily to net increases in FHLBank advances and certificates of deposit.  Financing activities in the future are expected to primarily include changes in deposits, changes in FHLBank advances, changes in short-term borrowings and dividend payments to stockholders.

Capital Resources

Management continuously reviews the capital position of the Company and the Bank to ensure compliance with minimum regulatory requirements, as well as to explore ways to increase capital either by retained earnings or other means.

At September 30, 2019, the Company's total stockholders' equity and common stockholders’ equity were each $596.8 million, or 12.0% of total assets, equivalent to a book value of $41.98 per common share. At December 31, 2018, total stockholders' equity and common stockholders’ equity were each $532.0 million, or 11.4% of total assets, equivalent to a book value of $37.59 per common share. At September 30, 2019, the Company’s tangible common equity to tangible assets ratio was 11.9%, compared to 11.2% at December 31, 2018. (See Non-GAAP Financial Measures below).  Included in stockholders’ equity at September 30, 2019 and December 31, 2018, were unrealized gains (net of taxes) on the Company’s available-for-sale investment securities and cash flow hedges (interest rate swap) totaling $41.1 million and $9.6 million, respectively.  This increase in unrealized gains primarily resulted from lower market interest rates, which increased the fair value of the derivatives and investment securities.

Banks are required to maintain minimum risk-based capital ratios. These ratios compare capital, as defined by the risk-based regulations, to assets adjusted for their relative risk as defined by the regulations. Under current guidelines banks must have a minimum common equity Tier 1 capital ratio of 4.50%, a minimum Tier 1 risk-based capital ratio of 6.00%, a minimum total risk-based capital ratio of 8.00%, and a minimum Tier 1 leverage ratio of 4.00%. To be considered "well capitalized," banks must have a minimum common equity Tier 1 capital ratio of 6.50%, a minimum Tier 1 risk-based capital ratio of 8.00%, a minimum total risk-based capital ratio of 10.00%, and a minimum Tier 1 leverage ratio of 5.00%. On September 30, 2019, the Bank's common equity Tier 1 capital ratio was 12.8%, its Tier 1 capital ratio was 12.8%, its total capital ratio was 13.6% and its Tier 1 leverage ratio was 12.2%. As a result, as of September 30, 2019, the Bank was well capitalized, with capital ratios in excess of those required to qualify as such.  On December 31, 2018, the Bank's common equity Tier 1 capital ratio was 12.4%, its Tier 1 capital ratio was 12.4%, its total capital ratio was 13.3% and its Tier 1 leverage ratio was 12.2%. As a result, as of December 31, 2018, the Bank was well capitalized, with capital ratios in excess of those required to qualify as such.

The FRB has established capital regulations for bank holding companies that generally parallel the capital regulations for banks. On September 30, 2019, the Company's common equity Tier 1 capital ratio was 11.7%, its Tier 1 capital ratio was 12.2%, its total capital ratio was 14.7% and its Tier 1 leverage ratio was 11.7%. To be considered well capitalized, a bank holding company must have a Tier 1 risk-based capital ratio of at least 6.00% and a total risk-based capital ratio of at least 10.00%.  As of September 30, 2019, the Company was considered well capitalized, with capital ratios in excess of those required to qualify as such.  On December 31, 2018, the Company's common equity Tier 1 capital ratio was 11.4%, its Tier 1 capital ratio was 11.9%, its total capital ratio was 14.4% and its Tier 1 leverage ratio was 11.7%. As of December 31, 2018, the Company was considered well capitalized, with capital ratios in excess of those required to qualify as such.

In addition to the minimum common equity Tier 1 capital ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio, the Company and the Bank have to maintain a capital conservation buffer consisting of additional common equity Tier 1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses.  This capital conservation buffer requirement began phasing in on January 1, 2016 when a buffer greater than 0.625% of risk-weighted assets was required, which amount increased by an additional 0.625% each year until the buffer requirement of greater than 2.5% of risk-weighted assets was fully implemented on January 1, 2019.

For additional information, see “Item 1. Business--Government Supervision and Regulation-Capital” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Dividends. During the three months ended September 30, 2019, the Company declared a common stock cash dividend of $0.34 per share, or 25% of net income per diluted common share for that three month period, and paid a common stock cash dividend of $0.32 per share (which was declared in June 2019).  During the three months ended September 30, 2018, the Company declared a common stock cash dividend of $0.32 per share, or 20% of net income per diluted common share for that three month period, and paid a common stock cash dividend of $0.28 per share (which was declared in June 2018).  During the nine months ended September 30, 2019, the Company declared common stock cash dividends of $1.73 per share, or 44% of net income per diluted common share for that nine month period, and paid common stock cash dividends of $1.71 per share.  During the nine months ended September 30, 2018, the Company declared common stock cash dividends of $0.88 per share, or 25% of net income per diluted common share for that nine month period, and paid common stock cash dividends of $0.80 per share.  The total dividends declared during the nine months ended September 30, 2019, consisted of regular cash dividends of $0.98 per share and a special cash dividend of $0.75 per share.  The Board of Directors meets regularly to consider the level and the timing of dividend payments.  The $0.34 per share dividend declared but unpaid as of September 30, 2019, was paid to stockholders in October 2019.

Common Stock Repurchases and Issuances. The Company has been in various buy-back programs since May 1990. During the three months ended September 30, 2019, the Company issued 12,438 shares of stock at an average price of $34.28 per share to cover stock option exercises and did not repurchase any shares of its common stock.  During the three months ended September 30, 2018, the Company issued 19,467 shares of stock at an average price of $25.38 per share to cover stock option exercises and did not repurchase any shares of its common stock.  During the nine months ended September 30, 2019, the Company issued 78,896 shares of stock at an average price of $29.89 per share to cover stock option exercises and repurchased 16,040 shares of its common stock at an average price of $52.93 per share.  During the nine months ended September 30, 2018, the Company issued 65,757 shares of stock at an average price of $25.38 per share to cover stock option exercises and did not repurchase any shares of its common stock.

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

Non-GAAP Reconciliation:  Ratio of Tangible Common Equity to Tangible Assets

	September 30,	December 31,
	2019	2018
	(Dollars in Thousands)

Common equity at period end	$596,770	$531,977
Less: Intangible assets at period end	8,386	9,288
Tangible common equity at period end (a)	$588,384	$522,689

Total assets at period end	$4,972,160	$4,676,200
Less: Intangible assets at period end	8,386	9,288
Tangible assets at period end (b)	$4,963,774	$4,666,912

Tangible common equity to tangible assets (a) / (b)	11.85%	11.20%

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

The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained despite fluctuations in prevailing interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time. The difference, or the interest rate repricing "gap," provides an indication of the extent to which an institution's interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities repricing during the same period, and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets during the same period. Generally, during a period of rising interest rates, a negative gap within shorter repricing periods would adversely affect net interest income, while a positive gap within shorter repricing periods would result in an increase in net interest income. During a period of falling interest rates, the opposite would be true. As of September 30, 2019, Great Southern's interest rate risk models indicate that, generally, rising interest rates are expected to have a positive impact on the Company's net interest income, while declining interest rates are expected to have a negative impact on net interest income. We model various interest rate scenarios for rising and falling rates, including both parallel and non-parallel shifts in rates. The results of our modeling indicate that net interest income is not likely to be significantly affected either positively or negatively in the first twelve months following a rate change, regardless of any changes in interest rates, because our portfolios are relatively well matched in a twelve-month horizon. The effects of interest rate changes, if any, on net interest income are expected to be greater in the 12 to 36 months following rate changes.

The current level and shape of the interest rate yield curve poses challenges for interest rate risk management. Prior to its increase of 0.25% on December 16, 2015, the FRB had last changed interest rates on December 16, 2008. This was the first rate increase since June 29, 2006.  The FRB also implemented rate change increases of 0.25% on eight additional occasions beginning December 14, 2016 and through December 31, 2018, with the Federal Funds rate reaching as high as 2.50%.  After December 2018, the FRB paused its rate increases and, in July, September and October 2019, implemented rate change decreases of 0.25% on each of those occasions. At September 30, 2019, the Federal Funds rate stood at 2.00%.  A substantial portion of Great Southern's loan portfolio ($1.65 billion at

September 30, 2019) is tied to the one-month or three-month LIBOR index and will be subject to adjustment at least once within 90 days after September 30, 2019.  Of these loans, $1.64 billion as of September 30, 2019 had interest rate floors. Great Southern also has a portfolio of loans ($232 million at September 30, 2019) tied to a "prime rate" of interest and will adjust immediately with changes to the "prime rate" of interest. During the three months ended September 30, 2019, we did experience some compression of our net interest margin percentage due to 0.50% of Federal Funds rate cuts over a six-week period during that three-month period.  Margin compression primarily resulted from generally unchanged average interest rates on deposits and borrowings and slightly lower yields on investments and other interest-earning assets.  LIBOR interest rates have recently decreased, putting pressure on loan yields, and strong pricing competition for loans and deposits remains in most of our markets.

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

In order to minimize the potential for adverse effects of material and prolonged increases and decreases in interest rates on Great Southern's results of operations, Great Southern has adopted asset and liability management policies to better match the maturities and repricing terms of Great Southern's interest-earning assets and interest-bearing liabilities. Management recommends and the Board of Directors sets the asset and liability policies of Great Southern which are implemented by the Asset and Liability Committee. The Asset and Liability Committee is chaired by the Chief Financial Officer and is comprised of members of Great Southern's senior management. The purpose of the Asset and Liability Committee is to communicate, coordinate and control asset/liability management consistent with Great Southern's business plan and board-approved policies. The Asset and Liability Committee establishes and monitors the volume and mix of assets and funding sources taking into account relative costs and spreads, interest rate sensitivity and liquidity needs. The objectives are to manage assets and funding sources to produce results that are consistent with liquidity, capital adequacy, growth, risk, and profitability goals. The Asset and Liability Committee meets on a monthly basis to review, among other things, economic conditions and interest rate outlook, current and projected liquidity needs and capital positions and anticipated changes in the volume and mix of assets and liabilities. At each meeting, the Asset and Liability Committee recommends appropriate strategy changes based on this review. The Chief Financial Officer or his designee is responsible for reviewing and reporting on the effects of the policy implementations and strategies to the Board of Directors at their monthly meetings.

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

In October 2018, the Company entered into an interest rate swap transaction as part of its ongoing interest rate management strategies to hedge the risk of its floating rate loans.  The notional amount of the swap is $400 million with a termination date of October 6, 2025.  Under the terms of the swap, the Company receives a fixed rate of interest of 3.018% and pays a floating rate of interest equal to one-month USD-LIBOR.  The floating rate will be reset monthly and net settlements of interest due to/from the counterparty will also occur monthly.  The floating rate of interest was 2.04213% as of September 30, 2019.  The Company receives net interest settlements which will be recorded as loan interest income to the extent that the fixed rate of interest continues to exceed one-month USD-LIBOR.  If USD-LIBOR exceeds the fixed rate of interest in future periods, the Company is required to pay net settlements to the counterparty and record those net payments as a reduction of interest income on loans.  The effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affected earnings.  Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

The Company’s interest rate derivatives and hedging activities are discussed further in Note 16 of the Notes to Consolidated Financial Statements contained in this report.

ITEM 4. CONTROLS AND PROCEDURES

We maintain a system of disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) that is designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate. An evaluation of our disclosure controls and procedures was carried out as of September 30, 2019, under the supervision and with the participation of our principal executive officer, principal financial officer and several other members of our senior management. Our principal executive officer and principal financial officer concluded that, as of September 30, 2019, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including the principal executive officer and principal financial officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There were no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) under the Act) that occurred during the quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 18, 2018, the Company's Board of Directors authorized management to repurchase up to 500,000 shares of the Company's outstanding common stock, under a program of open market purchases or privately negotiated transactions. The plan does not have an expiration date.  The authorization of this plan terminated the previous repurchase plan, which was approved in November 2006 with an authorization to repurchase up to 700,000 shares of the Company's outstanding common stock.

The following table reflects the Company’s repurchase activity during the three months ended September 30, 2019.

	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan(1)

July 1, 2019 – July 31, 2019	--	$--	--	466,418
August 1, 2019 – August 31, 2019	--	--	--	466,418
September 1, 2019 – September 30, 2019	--	--	--	466,418
	--	$--	--

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

(3)	The amended and restated employment agreement dated November 4, 2019 between the Registrant and William V. Turner.

(4)	The amended and restated employment agreement dated November 4, 2019 between the Registrant and Joseph W. Turner.

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

None.

(101)
Attached as Exhibit 101 are the following financial statements from the Great Southern Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated statements of financial condition, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows and (v) notes to consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Great Southern Bancorp, Inc.
Registrant
Date: November 6, 2019	/s/ Joseph W. Turner
Joseph W. Turner President and Chief Executive Officer (Principal Executive Officer)
Date: November 6, 2019	/s/ Rex A. Copeland
Rex A. Copeland Treasurer (Principal Financial and Accounting Officer)