Form 10-K
period 2019-12-31
GREAT SOUTHERN BANCORP, INC.
filed 2020-03-06
CIK 854560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES ACT OF 1934

For the fiscal year ended December 31, 2019

Commission file number 0-18082

GREAT SOUTHERN BANCORP, INC.
(Exact name of registrant as specified in its charter)

Maryland	43-1524856
(State or other jurisdiction of incorporation or organization)	(I.R.S. Identification No.)

1451 E. Battlefield, Springfield, Missouri	65804
(Address of principal executive offices)	(Zip Code)

(417) 887-4400
Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	GSBC	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes □ No ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes □ No ⌧

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ⌧ No □

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes ⌧ No □

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ⌧ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes □ No ⌧

The aggregate market value of the common stock of the registrant held by non-affiliates of the Registrant on June 30, 2019, computed by reference to the closing price of such shares on that date, was $658,342,279.  At March 4, 2020, 14,212,780 shares of the Registrant's common stock were outstanding.

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

As a Maryland corporation, the Company is authorized to engage in any activity that is permitted by the Maryland General Corporation Law and not prohibited by law or regulatory policy. The Company currently conducts its business as a financial holding company. Through the financial holding company structure, it is possible to expand the size and scope of the financial services offered by the Company beyond those offered by the Bank. The financial holding company structure provides the Company with greater flexibility than the Bank has to diversify its business activities, through existing or newly formed subsidiaries, or through acquisitions of or mergers with other financial institutions as well as other companies. At December 31, 2019, Bancorp's consolidated assets were $5.02 billion, consolidated net loans were $4.15 billion, consolidated deposits were $3.96 billion and consolidated total stockholders' equity was $603.1 million. For details about the Company’s assets, revenues and profits for each of the last five fiscal years, see Item 6. “Selected Financial Data.”  The assets of the Company consist primarily of the stock of Great Southern and cash.

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

Great Southern Bank

Great Southern was formed as a Missouri-chartered mutual savings and loan association in 1923, and, in 1989, converted to a Missouri-chartered stock savings and loan association. In 1994, Great Southern changed to a federal savings bank charter and then, on June 30, 1998, changed to a Missouri-chartered trust company (the equivalent of a commercial bank charter). Headquartered in Springfield, Missouri, Great Southern offers a broad range of banking services through its 97 banking centers located in southern and central Missouri; the Kansas City, Missouri area; the St. Louis, Missouri area; eastern Kansas; northwestern Arkansas; the Minneapolis, Minnesota area and eastern, western and central Iowa. At December 31, 2019, the Bank had total assets of $5.01 billion, net loans of $4.16 billion, deposits of $4.02 billion and equity capital of $650.3 million, or 13.0% of total assets. Its deposits are insured by the Deposit Insurance Fund ("DIF") to the maximum levels permitted by the Federal Deposit Insurance Corporation ("FDIC").

The size and complexity of the Bank’s operations increased substantially in 2009 with the completion of two FDIC-assisted transactions, and again in 2011, 2012 and 2014 with the completion of another FDIC-assisted transaction in each of those years.  In 2009, the Bank entered into two separate purchase and assumption agreements (including loss sharing) with the FDIC to assume all of the deposits (excluding brokered deposits) and certain liabilities and acquire certain assets of TeamBank, N.A. and Vantus Bank.  In these two transactions we acquired assets with a fair value of approximately $499.9 million (approximately 18.8% of the Company’s total consolidated assets at acquisition) and $294.2 million (approximately 8.8% of the Company’s total consolidated assets at acquisition), respectively, and assumed liabilities with a fair value of $610.2 million (approximately 24.9% of the Company’s total consolidated assets at acquisition) and $440.0 million (approximately 13.2% of the Company’s total consolidated assets at acquisition), respectively.  They also resulted in gains of $43.9 million and $45.9 million, respectively, which were included in Noninterest Income in the Company’s Consolidated Statement of Income for the year ended December 31, 2009.  Prior to these acquisitions, the Company operated banking centers in Missouri with loan production offices in Arkansas and Kansas.  These acquisitions added 31 banking centers and expanded our footprint to cover five states – Iowa, Kansas, Missouri, Arkansas and Nebraska.  In 2011, the Bank entered into a purchase and assumption agreement (including loss sharing) with the FDIC to assume all of the deposits and certain liabilities and acquire certain assets of Sun Security Bank, which added locations in southern Missouri and St. Louis.  In this transaction we acquired assets with a fair value of approximately $248.9 million (approximately 7.3% of the Company’s total consolidated assets at acquisition) and assumed liabilities with a fair value of $345.8 million (approximately 10.1% of the Company’s total consolidated assets at acquisition).  It also resulted in a gain of $16.5 million which was included in Noninterest Income in the Company’s Consolidated Statement of Income for the year ended December 31, 2011. In 2012, the Bank entered into a purchase and assumption agreement (including loss sharing) with the FDIC to assume all of the deposits and certain liabilities and acquire certain assets of Inter Savings Bank, FSB (“InterBank”), which added four locations in the greater Minneapolis, Minnesota area and represented a new market for the Company.  In this transaction we acquired assets with a fair value of approximately $364.2 million (approximately 9.4% of the Company’s total consolidated assets at acquisition) and assumed liabilities with a fair value of approximately $458.7 million (approximately 11.9% of the Company’s total consolidated assets at acquisition).  It also resulted in a gain of $31.3 million which was included in Noninterest Income in the Company’s Consolidated Statement of Income for the year ended December 31, 2012.

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

In March 2019, the Company ceased operating its indirect automobile financing unit. Market forces, including strong rate competition for well-qualified borrowers, made indirect lending through automobile dealerships a significant challenge to efficient and profitable operations over the long term. Indirect loan balances significantly declined in 2018 and 2019 after tightened underwriting guidelines were implemented in the latter part of 2016, in response to more challenging consumer credit conditions. The Company continues to offer direct consumer loans through its banking center network.

In April 2019, the Company consolidated its Fayetteville, Ark., location into its Rogers, Ark., banking center. The Company now operates one banking center in Arkansas. In September 2019, the Company consolidated its Ames, Iowa, banking center into its North Ankeny, Iowa office. The Company entered the Ames market with only one banking center through an FDIC-assisted acquisition in 2014.

Great Southern is principally engaged in the business of originating commercial real estate loans, construction loans, other commercial loans, residential real estate loans and consumer loans and funding these loans by attracting deposits from the general public, obtaining brokered deposits and through borrowings from the Federal Home Loan Bank of Des Moines (the "FHLBank") and others.

For many years, Great Southern has followed a strategy of emphasizing loan origination through residential, commercial and consumer lending activities in its market areas. The goal of this strategy is to be one of the leading providers of financial services in Great Southern’s market areas, while simultaneously diversifying assets and reducing interest rate risk by originating and holding adjustable-rate loans and fixed-rate loans, primarily with terms of five years or less, in its portfolio and by selling longer-term fixed-rate single-family mortgage loans in the secondary market. The Bank continues to emphasize real estate lending while also expanding and increasing its originations of commercial business loans.

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

Market Areas

The Company currently operates 97 full-service retail banking offices, serving more than 151,000 households in six states – Missouri, Arkansas, Iowa, Kansas, Minnesota and Nebraska.  The Company also operates commercial loan production offices in Atlanta, Chicago, Dallas, Denver, Omaha, Neb., and Tulsa, Okla., and a mortgage lending office in Springfield, Mo.

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

At December 31, 2019, the Company's total deposits were $3.96 billion. At that date, the Company had deposits in Missouri of $2.9 billion, including the two largest deposit concentrations in Springfield and St. Louis areas, with $1.6 billion and $525 million, respectively. The Company also had deposits of $559 million in Iowa, $245 million in Kansas, $236 million in Minnesota, $19 million in Nebraska and $19 million in Arkansas.

The Company also has commercial loan production offices in Atlanta, Chicago, Dallas, Denver, Omaha, Neb. and Tulsa, Okla.  These offices generate a significant percentage of the Company’s commercial loan production.  Commercial lending groups in our Kansas City, Mo., Des Moines, Iowa, Minneapolis, Minn., Springfield, Mo., and St. Louis, Mo., banking offices also generate a significant percentage of the Company’s commercial loan production.

Lending Activities

General

From its beginnings in 1923 through the early 1980s, Great Southern primarily made long-term, fixed-rate residential real estate loans that it retained in its loan portfolio. Beginning in the early 1980s, Great Southern increased its efforts to originate short-term and adjustable-rate loans. Beginning in the mid-1980s, Great Southern increased its efforts to originate commercial real estate and other residential loans, primarily with adjustable rates or shorter-term fixed rates. In addition, some competitor banking organizations merged with larger institutions and changed their business practices or moved operations away from the Springfield, Mo. area, and others consolidated operations from the Springfield, Mo. area to larger cities. This provided Great Southern expanded opportunities in residential and commercial real estate lending as well as in the origination of commercial business and consumer loans.

In addition to origination of these loans, the Bank has expanded and enlarged its relationships with smaller banks and other peer banks to purchase participations (at par, generally with no servicing costs) in loans these other banks originate but are unable to retain the entire balance in their portfolios due to capital or borrower relationship size limitations.  The Bank uses the same underwriting guidelines in evaluating these participations as it does in its direct loan originations. At December 31, 2019, the balance of participation loans purchased and held in the portfolio, excluding FDIC-assisted acquired loans, was $264.1 million, or 6.5% of the total loan portfolio. All of these participation loans were performing at December 31, 2019, with the exception of one loan totaling $1.1 million.

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

Another principal lending activity of Great Southern is the origination of commercial real estate, other residential (multi-family) and commercial construction loans. Since the early 1990s, commercial real estate, other residential (multi-family) and commercial construction loans have represented the largest percentage of the loan portfolio.  At December 31, 2019, commercial real estate, other residential multi-family) and commercial construction loans, excluding loans acquired in FDIC-assisted transactions, accounted for approximately 30%, 17% and 18%, respectively, of the total portfolio.  Of the portfolio of acquired loans, commercial real estate loans (net of fair value discounts) accounted for approximately 1% of the total portfolio at December 31, 2019.

In addition, Great Southern in recent years has increased its emphasis on the origination of other commercial loans, home equity loans, and also issues letters of credit.  Letters of credit are contingent obligations and are not included in the Bank's loan portfolio.  See "-- Other Commercial Lending," "- Classified Assets," and "Loan Delinquencies and Defaults" below.

The percentage of collateral value Great Southern will loan on real estate and other property varies based on factors including, but not limited to, the type of property and its location and the borrower's credit history. As a general rule, Great Southern will loan up to 95% of the appraised value on one-to four-family residential properties. Typically, private mortgage insurance is required for loan amounts above the 80% level. At December 31, 2019 and 2018, loans secured by second liens on residential properties were $106.5 million, or 2.5%, and $118.5 million, or 2.9%, respectively, of our total loan portfolio.  For commercial real estate and other residential real property loans, Great Southern may loan up to 85% of the appraised value. The origination of loans secured by other property is considered and determined on an individual basis by management with the assistance of any industry guides and other information which may be available.  Collateral values are reappraised or reassessed as loans are renewed or when significant events indicating potential impairment occur.  On a quarterly basis, management reviews impaired loans to determine whether updated appraisals or reassessments are necessary based on loan performance, collateral type and guarantor support.  While not specifically required by our policy, we seek to obtain cross-collateralization of loans to a borrower when it is available and it is most frequently done on commercial real estate loans.

Loan applications are approved at various levels of authority, depending on the type, amount and loan-to-value ratio of the loan. Loan commitments of more than $750,000 (or loans exceeding the Freddie Mac loan limit in the case of fixed-rate, one- to four-family residential loans for resale) must be approved by Great Southern's loan committee. The loan committee is comprised of the Chief Executive Officer of the Bank, the Chief Credit Officer of the Bank (chairman of the committee), and other senior officers of the Bank involved in lending activities.  All loans, regardless of size or type, are required to conform to certain minimum underwriting standards to assure portfolio quality.  These standards and procedures include, but are not limited to, an analysis of the borrower’s financial condition, collateral, repayment ability, verification of liquid assets and credit history as required by loan type.  It has been, and continues to be, our practice to verify information from potential borrowers regarding assets, income or payment ability and credit ratings as applicable and as required by the authority approving the loan.  Underwriting standards also include loan-to-value ratios which vary depending on collateral type, debt service coverage ratios or debt payment to income ratios, where applicable, credit histories, use of guaranties and other recommended terms relating to equity requirements, amortization, and maturity.  Generally, deviations from approved underwriting standards may only be allowed when doing so is not in violation of regulations or statutes and when appropriate lending authority is obtained.  The loan committee reviews all new loan originations in excess of lender approval authorities.  For secured loans originated and held, most lenders have approval authorities of $250,000 or below while fourteen senior lenders have approval authority of varying amounts up to $1 million.  Lender approval authorities are also subject to loans-to-one borrower limits of $500,000 or below for most lenders and of varying amounts up to $3 million for ten senior lenders.  These standards, as well as our collateral requirements, have not significantly changed in recent years.

In general, state banking laws restrict loans to a single borrower and related entities to no more than 25% of a bank's unimpaired capital and unimpaired surplus, plus an additional 10% if the loan is collateralized by certain readily marketable collateral. (Real estate is not included in the definition of "readily marketable collateral.”)  As computed on the basis of the Bank's unimpaired capital and surplus at December 31, 2019, this limit was approximately $162.6 million. See "Government Supervision and Regulation." At December 31, 2019, the Bank was in compliance with the loans-to-one borrower limit. At December 31, 2019, the Bank's largest relationship for purposes of this limit, which consists of three loans, totaled $56.1 million. This amount represents the total commitment for this relationship at December 31, 2019; the outstanding balance at that date was $31.0 million.  The collateral for the loans consists of multiple apartment complexes.  Some of the projects are currently under construction, so all funds have not been disbursed on these loans.  In addition, we obtained personal guarantees from the principal owner of the borrowing entities for each of these loans.  All loans included in this relationship were current at December 31, 2019.  In addition at December 31, 2019, we had three other loan relationships that each exceeded $50 million.  All loans included in these relationships were current at December 31, 2019.  Our policy does not set a loans-to-one borrower limit that is below the legal limits described; however, we do recognize the need to limit credit risk to any one borrower or group of related borrowers upon consideration of various risk factors.  Extensions of credit to borrowers whose past due loans were charged-off or whose loans are classified as substandard require special lending approval.

Great Southern is permitted under applicable regulations to originate or purchase loans and loan participations secured by real estate located in any part of the United States.  In addition to the market areas where the Company has offices, the Bank has made or purchased loans, secured primarily by commercial real estate, in other states, primarily Arizona, Florida, Michigan, Tennessee and Wisconsin.  At December 31, 2019, loans in these states comprised 2% or less each, respectively, of the total loan portfolio.

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

Legacy Great Southern Loan Portfolio Composition:

	December 31,
	2019		2018		2017		2016		2015
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars In Thousands)
Real Estate Loans:
One- to four- family(1)	$516,601	10.5%	$400,954	8.3%	$318,186	7.3%	$353,709	8.6%	$272,411	7.9%
Other residential	866,006	17.6	784,894	16.3	745,645	17.1	663,378	16.1	419,550	12.1
Commercial(2)	1,507,361	30.5	1,385,375	28.7	1,256,986	28.8	1,211,644	29.4	1,080,836	31.3
Residential construction:
One- to four- family	21,948	0.4	26,683	0.5	23,266	0.5	26,764	0.6	36,430	1.1
Other residential	490,798	9.9	376,575	7.8	208,883	4.8	202,202	4.9	133,718	3.9
Commercial	900,597	18.3	1,098,420	22.8	919,029	21.1	641,195	15.6	551,115	16.0

Total real estate loans	4,303,311	87.2	4,072,901	84.4	3,471,995	79.6	3,098,892	75.2	2,494,060	72.3

Other Loans:
Consumer loans:
Automobile, boat, etc.	197,657	4.0	309,201	6.4	418,594	9.6	563,086	13.7	513,798	14.9
Home equity and improvement	118,988	2.4	121,352	2.5	115,439	2.7	108,753	2.6	83,966	2.4
Other	917	—	1,677	—	1,916	—	1,148	—	926	—
Total consumer loans	317,562	6.4	432,230	8.9	535,949	12.3	672,987	16.3	598,690	17.3

Other commercial loans	313,209	6.4	322,119	6.7	353,553	8.1	348,955	8.5	357,581	10.4

Total other loans	630,771	12.8	754,349	15.6	889,502	20.4	1,021,942	24.8	956,271	27.7

Total loans	4,934,082	100.0%	4,827,250	100.0%	4,361,497	100.0%	4,120,834	100.0%	3,450,331	100.0%

Less:
Loans in process	850,661		958,436		793,664		585,305		418,702
Deferred fees and discounts	7,104		7,400		6,500		4,869		3,528
Allowance for loan losses	39,633		37,988		36,033		36,775		36,646

Total legacy loans receivable, net	$4,036,684		$3,823,426		$3,525,300		$3,493,885		$2,991,455

(1)	Includes loans held for sale.
(2)	Total commercial real estate loans included industrial revenue bonds of $13.2 million, $13.9 million, $21.7 million, $24.7 million and $37.4 million at December 31, 2019, 2018, 2017, 2016 and 2015.

Loans Acquired and Accounted for Under ASC 310-30 Portfolio Composition:

	December 31,
	2019		2018		2017		2016		2015
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars In Thousands)
Real Estate Loans:
Residential
One- to four- family	$79,830	58.5%	$102,153	55.4%	$132,432	57.1%	$169,541	54.7%	$213,317	52.3%
Other residential	5,726	4.2	13,396	7.3	15,501	6.7	30,605	9.9	38,487	9.4
Commercial(1)	29,886	21.9	34,853	18.9	41,218	17.8	56,548	18.2	79,461	19.5
Construction	3,625	2.7	5,588	3.0	5,509	2.4	4,508	1.5	11,087	2.7

Total real estate loans	119,067	87.3	155,990	84.6	194,660	84.0	261,202	84.3	342,352	83.9

Other Loans:
Consumer loans:
Student loans	—	—	—	—	—	—	—	—	481	0.1
Home equity and improvement	12,213	8.9	21,490	11.7	27,778	12.0	35,688	11.5	43,507	10.7
Other	1,557	1.1	2,110	1.1	3,367	1.4	4,739	1.5	6,578	1.6

Total consumer loans	13,770	10.0	23,600	12.8	31,145	13.4	40,427	13.0	50,566	12.4

Other commercial loans	3,738	2.7	4,861	2.6	6,016	2.6	8,448	2.7	15,331	3.7

Total other loans	17,508	12.7	28,461	15.4	37,161	16.0	48,875	15.7	65,897	16.1

Total loans(2)	136,575	100.0%	184,451	100.0%	231,821	100.0%	310,077	100.0%	408,249	100.0%

Less:
Loans in process	5		5		5		8		17
Allowance for loan losses	661		421		459		625		1,503
Fair value discounts	9,369		16,800		22,152		26,918		45,387

Total loans receivable, net	$126,540		$167,225		$209,205		$282,526		$361,342

(1)
Total commercial real estate loans included industrial revenue bonds of $1.2 million, $1.4 million, $2.2 million, $2.5 million, and $3.2 million at December 31, 2019, 2018, 2017, 2016, and 2015, respectively.

(2)	At December 31, 2019, 2018 and 2017, none of these acquired loans were covered by an FDIC loss sharing agreement.

Based upon the collectability analyses performed at the time of the acquisitions, we expected certain levels of foreclosures and charge-offs, and actual results through December 31, 2019, related to the FDIC-assisted acquired portfolios, have been better than our expectations.  As a result, cash flows expected to be received from the acquired loan pools have increased, resulting in adjustments that were made to the related accretable yield which are discussed in Note 4 of the accompanying audited financial statements, included in Item 8 of this Report.

The following tables show the fixed- and adjustable-rate composition of the Bank's loan portfolio at the dates indicated. Amounts shown for TeamBank, Vantus Bank, Sun Security Bank, InterBank and Valley Bank represent unpaid principal balances, before fair value discounts.  The tables are based on information prepared in accordance with generally accepted accounting principles.

Legacy Great Southern Loan Portfolio Composition by Fixed- and Adjustable-Rates:

	December 31,
	2019		2018		2017		2016		2015
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars In Thousands)
Fixed-Rate Loans:
Real Estate Loans
One- to four- family	$151,765	3.1%	$152,778	3.2%	$148,790	3.4%	$168,813	4.1%	$110,738	3.2%
Other residential	394,140	8.0	387,744	8.0	279,593	6.4	304,387	7.4	257,854	7.5
Commercial	763,209	15.5	686,832	14.2	603,183	13.8	589,354	14.3	522,924	15.2
Residential construction:
One- to four- family	8,109	0.1	6,908	0.1	7,998	0.2	10,950	0.3	16,483	0.5
Other residential	39,223	0.8	19,165	0.4	6,636	0.2	26,487	0.6	21,548	0.6
Commercial construction	758,525	15.4	922,418	19.2	717,350	16.4	530,375	12.9	376,661	10.9

Total real estate loans	2,114,971	42.9	2,175,845	45.1	1,763,550	40.4	1,630,366	39.6	1,306,208	37.9
Consumer	190,698	3.9	301,627	6.2	411,068	9.4	553,800	13.4	506,574	14.7
Other commercial	174,180	3.5	186,030	3.9	203,388	4.7	194,431	4.7	195,602	5.6
Total fixed-rate loans	2,479,849	50.3	2,663,502	55.2	2,378,006	54.5	2,378,597	57.7	2,008,384	58.2

Adjustable-Rate Loans:
Real Estate Loans
One- to four- family	364,836	7.4	248,176	5.1	169,396	3.9	184,896	4.5	161,673	4.7
Other residential	471,866	9.6	397,150	8.3	466,052	10.7	358,991	8.7	161,696	4.7
Commercial	744,152	15.1	698,543	14.5	653,803	15.0	622,290	15.1	557,912	16.2
Residential construction:
One- to four- family	13,839	0.3	19,775	0.4	15,268	0.4	15,814	0.4	19,947	0.5
Other residential	451,575	9.1	357,410	7.4	202,247	4.6	175,715	4.3	112,170	3.3
Commercial construction	142,072	2.9	176,002	3.6	201,679	4.6	110,820	2.7	174,454	5.0

Total real estate loans	2,188,340	44.4	1,897,056	39.3	1,708,445	39.2	1,468,526	35.7	1,187,852	34.4
Consumer	126,864	2.5	130,603	2.7	124,881	2.9	119,187	2.9	92,116	2.7
Other commercial	139,029	2.8	136,089	2.8	150,165	3.4	154,524	3.7	161,979	4.7
Total adjustable-rate loans	2,454,233	49.7	2,163,748	44.8	1,983,491	45.5	1,742,237	42.3	1,441,947	41.8

Total Loans	4,934,082	100.0%	4,827,250	100.0%	4,361,497	100.0%	4,120,834	100.0%	3,450,331	100.0%
Less:
Loans in process	850,661		958,436		793,664		585,305		418,702
Deferred fees and discounts	7,104		7,400		6,500		4,869		3,528
Allowance for loan losses	39,633		37,988		36,033		36,775		36,646

Total legacy loans receivable, net	$4,036,684		$3,823,426		$3,525,300		$3,493,885		$2,991,455

Loans Acquired and Accounted for Under ASC 310-30 Composition by Fixed- and Adjustable-Rates:

	December 31,
	2019		2018		2017		2016		2015
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars In Thousands)
Fixed-Rate Loans:
Real Estate Loans
One- to four- family	$32,642	23.9%	$41,460	22.5%	$54,302	23.4%	$72,738	23.5%	$99,456	24.4%
Other residential	5,531	4.1	12,572	6.8	13,129	5.7	25,593	8.2	25,551	6.3
Commercial	25,177	18.4	27,194	14.7	25,973	11.2	29,043	9.4	32,255	7.9
Construction	3,303	2.4	4,598	2.5	4,297	1.9	2,176	0.7	5,858	1.4

Total real estate loans	66,653	48.8	85,824	46.5	97,701	42.2	129,550	41.8	163,120	40.0
Consumer	1,921	1.4	2,447	1.3	3,712	1.6	5,111	1.6	7,561	1.8
Other commercial	3,076	2.3	3,354	1.9	3,819	1.6	4,917	1.6	6,999	1.7
Total fixed-rate loans	71,650	52.5	91,625	49.7	105,232	45.4	139,578	45.0	177,680	43.5

Adjustable-Rate Loans:
Real Estate Loans
One- to four- family	47,188	34.6	60,693	32.9	78,130	33.7	96,803	31.2	113,861	27.9
Other residential	195	0.1	824	0.4	2,372	1.0	5,012	1.6	12,936	3.2
Commercial	4,709	3.4	7,659	4.2	15,245	6.6	27,505	8.9	47,206	11.6
Construction	322	0.3	990	0.5	1,212	0.5	2,332	0.8	5,229	1.3

Total real estate loans	52,414	38.4	70,166	38.0	96,959	41.8	131,652	42.5	179,232	44.0
Consumer	11,849	8.6	21,153	11.5	27,433	11.8	35,316	11.4	43,005	10.5
Other commercial	662	0.5	1,507	0.8	2,197	1.0	3,531	1.1	8,332	2.0
Total adjustable-rate loans	64,925	47.5	92,826	50.3	126,589	54.6	170,499	55.0	230,569	56.5

Total Loans	136,575	100.0%	184,451	100.0%	231,821	100.0%	310,077	100.0%	408,249	100.0%
Less:
Loans in process	5		5		5		8		17
Allowance for loan losses	661		421		459		625		1,503
Fair value discounts	9,369		16,800		22,152		26,918		45,387

Total loans receivable, net	$126,540		$167,225		$209,205		$282,526		$361,342

The following tables present the contractual maturities of loans at December 31, 2019. Amounts shown for acquired loans represent unpaid principal balances, before fair value discounts.  The tables are based on information prepared in accordance with generally accepted accounting principles.

Legacy Great Southern Loan Portfolio Composition by Contractual Maturities:

	Less Than One Year	One to Five Years	After Five Years	Total
	(In Thousands)
Real Estate Loans:
Residential
One- to four- family	$26,134	$71,919	$418,548	$516,601
Other residential	325,291	481,649	59,066	866,006
Commercial	373,331	929,918	204,112	1,507,361
Residential construction:
One- to four- family	14,423	4,561	2,964	21,948
Other residential	32,909	445,845	12,044	490,798
Commercial construction	748,451	120,763	31,383	900,597

Total real estate loans	1,520,539	2,054,655	728,117	4,303,311
Other Loans:
Consumer loans:
Automobile and other	24,452	143,733	30,389	198,574
Home equity and improvement	8,605	30,884	79,499	118,988

Total consumer loans	33,057	174,617	109,888	317,562

Other commercial loans	145,023	110,320	57,866	313,209

Total other loans	178,080	284,937	167,754	630,771

Total loans	$1,698,619	$2,339,592	$895,871	$4,934,082

As of December 31, 2019, legacy loans due after December 31, 2020 with fixed interest rates totaled $1.3 billion and loans due after December 31, 2020 with adjustable rates totaled $1.9 billion.

Loans Acquired and Accounted for Under ASC 310-30 Portfolio Composition by Contractual Maturities:

	Less Than One Year	One to Five Years	After Five Years	Total
	(In Thousands)
Real Estate Loans:
Residential
One- to four- family	$9,565	$14,603	$55,662	$79,830
Other residential	818	4,043	865	5,726
Commercial	11,545	15,074	3,267	29,886
Construction	288	3,065	272	3,625

Total real estate loans	22,216	36,785	60,066	119,067
Other Loans:
Consumer loans:
Home equity and improvement	3,881	7,203	1,129	12,213
Automobile and other	18	520	1,019	1,557

Total consumer loans	3,899	7,723	2,148	13,770

Other commercial loans	2,811	784	143	3,738

Total other loans	6,710	8,507	2,291	17,508

Total loans	$28,926	$45,292	$62,357	$136,575

As of December 31, 2019, acquired loans due after December 31, 2020 with fixed interest rates totaled $49.7 million and loans due after December 31, 2020 with adjustable rates totaled $57.9 million.

At December 31, 2019, $106.5 million, or 2.5%, of total loans were secured by junior lien mortgages and $8.6 million, or 1.8% of residential real estate loans, were interest only residential real estate loans.  At December 31, 2018, $118.5 million, or 2.9%, of total loans were secured by junior lien mortgages and $7.4 million, or 2.0% of residential real estate loans, were interest only residential real estate loans.  While high loan-to-value ratio mortgage loans are occasionally originated and held, they are typically either considered low risk based on analyses performed or are required to have private mortgage insurance.  The Company does not originate or hold option ARM loans or significant amounts of loans with initial teaser rates or subprime loans in its residential real estate portfolio.

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

In response to the economic recession that began in 2008, the composition of the Bank’s loan portfolio has changed over the past several years; speculative construction and land development loan types have been limited, commercial real estate loan types have been stabilized and diversified and emphasis has been placed on increasing our other residential (multi-family), commercial business and, prior to 2017, consumer loan portfolios.

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

Residential Real Estate Lending

At December 31, 2019 and 2018, loans secured by residential real estate, excluding that which is under construction and excluding all FDIC-assisted acquired loans, totaled $1.4 billion and $1.2 billion, respectively, and represented approximately 27.3% and 23.7%, respectively, of the Bank's total loan portfolio.  At December 31, 2019 and 2018, FDIC-assisted acquired loans (net of fair value discounts) secured by residential real estate totaled $86 million and $106 million, respectively, and represented approximately 1.7% and 2.1%, respectively, of the Bank’s total loan portfolio.  The Bank's legacy residential real estate loan portfolio increased during 2019, due to organic loan growth in both single-family and other residential (multi-family) loans.  For many years, other residential (multi-family) loan balances continued to increase as the Bank has emphasized this type of loan.  The Bank's legacy other residential (multi-family) loan portfolio grew by about 10% and 5% in 2019 and 2018, respectively.  In 2016, the Bank completed a non-FDIC-assisted acquisition of a portfolio of one- to four-family residential loans as part of the acquisition of branches and deposits in St. Louis, Mo. from Fifth Third Bank.

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

The Bank's portfolio of adjustable-rate mortgage loans also includes a number of loans with different adjustment periods, without limitations on periodic rate increases and rate increases over the life of the loans, or which are tied to other short-term market indices. These loans were originated prior to the industry standardization of adjustable-rate loans. Since the adjustable-rate mortgage loans currently held in the Bank's portfolio have not been subject to an interest rate environment which causes them to adjust to the maximum, these loans entail unquantifiable risks resulting from potential increased payment obligations on the borrower as a result of upward repricing. The indices used by Great Southern for these types of loans have increased, but not significantly, in the past three years.  Compared to fixed-rate mortgage loans, these loans are subject to increased risk of delinquency or default if a higher, fully-indexed rate of interest subsequently comes into effect in replacement of a lower rate currently in effect.  From 2008 through 2012, as a result of the significant recession in the economy, including residential real estate, the Bank experienced a significant increase in delinquencies in adjustable-rate mortgage loans. In 2013 through 2019, these delinquencies trended lower.

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

Commercial Real Estate and Construction Lending

Commercial real estate lending has been a significant part of Great Southern's business activities since the mid-1980s.  Great Southern does commercial real estate lending in order to increase the potential yield on, and the proportion of interest rate sensitive loans in, its portfolio.  At December 31, 2008, commercial real estate loans and commercial construction loans each made up about one fourth of the total loan portfolio.  The economic recession that began in 2008 resulted in reduced activity in the market caused by the downturn in the economy and reduced real estate values. In response, Great Southern began limiting residential and commercial land development lending to reduce the risk in the portfolio and began originating an increased amount of commercial real estate loans.  Since December 31, 2008, the commercial construction loan portfolio has decreased from 32% of the loan portfolio to 17% of the loan portfolio at December 31, 2019, while, overall, commercial real estate loans have trended upward.  The increase in commercial real estate loans in 2015-2019 reflects some economic improvement with increased investor activity in sales, purchases and refinancing of these types of properties.  Both commercial real estate occupancy and rental rates show improvement in the Bank’s market areas.  Excluding FDIC-assisted acquired loans, over the last three years, commercial real estate loans made up approximately 28-30% of the total loan portfolio while commercial construction loans were 15-22%.  Great Southern expects to continue to limit lending on land development loans in 2020 with increases in commercial construction and commercial real estate loans anticipated as long as the economy continues to be strong.  See "Government Supervision and Regulation" below.

At December 31, 2019 and 2018, loans secured by commercial real estate, excluding that which is under construction and excluding all FDIC-assisted acquired loans, totaled $1.5 billion and $1.4 billion, respectively, or approximately 29.7% and 27.7%, respectively, of the Bank's total loan portfolio.  At December 31, 2019 and 2018, FDIC-assisted acquired loans (net of fair value discounts) secured by commercial real estate totaled $30 million and $34 million, respectively, and represented approximately 0.6% and 0.7%, respectively, of the Bank’s total loan portfolio.  In addition, at December 31, 2019 and 2018, construction loans, excluding all FDIC-assisted acquired loans, secured by projects under construction and the land on which the projects are located aggregated $1.4 billion and $1.5 billion, respectively, or 27.4% and 30.1%, respectively, of the Bank's total loan portfolio.  At December 31, 2019 and 2018, FDIC-assisted acquired construction loans (net of fair value discounts) totaled $4 million and $5 million, respectively, and represented approximately 0.1% and 0.1%, respectively, of the Bank’s total loan portfolio.  A majority of the Bank's commercial real estate loans have been originated with adjustable rates of interest, most of which are tied to the national prime rate, or fixed rates of interest with short-term maturities. A large majority of the Bank’s commercial real estate loans (both fixed and adjustable) mature in five years or less.  Substantially all of these loans were originated with loan commitments which did not exceed 80% of the appraised value of the properties securing the loans.

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

The Bank's commercial real estate and construction loan portfolios consist of loans with diverse collateral types.  The following table sets forth loans that were secured by certain types of collateral at December 31, 2019, excluding FDIC-assisted acquired loans.  These collateral types represent the five highest percentage concentrations of commercial real estate and construction loan types in the loan portfolio.

Collateral Type	Loan Balance	Percentage of Total Loan Portfolio	Non-Performing Loans at December 31, 2019
	(Dollars In Thousands)

Retail (Varied Projects)	$452,037	9.2%	$0
Health Care Facilities	$298,799	6.1%	$0
Office Industry	$296,011	6.0%	$530
Motels/Hotels	$194,774	4.0%	$0
Warehouses	$134,884	2.7%	$0

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

The Company executes interest rate swaps with certain commercial banking customers to facilitate their respective risk management strategies.  The Company began offering this service during 2011.  Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions.  As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  As of December 31, 2019, the Company had 19 interest rate swaps totaling $96.0 million in notional amount with commercial customers, and 19 interest rate swaps with the same notional amount with third parties related to this program. As of December 31, 2018, the Company had 18 interest rate swaps totaling $78.5 million in notional amount with commercial customers, and 18 interest rate swaps with the same notional amount with third parties related to this program.  As part of the Valley Bank FDIC-assisted acquisition, the Company acquired seven loans with related interest rate swaps.  Valley’s swap program differed from the Company’s in that Valley did not have back to back swaps with the customer and a counterparty.  Five of the seven acquired loans with interest rate swaps have paid off.  The notional amount of the two remaining Valley swaps is $689,000 at December 31, 2019.  During the years ended December 31, 2019 and 2018, the Company recognized net gains (losses) of $(104,000) and $25,000 respectively, in noninterest income related to changes in the fair value of all of these interest rate swaps.

Other Commercial Lending

At December 31, 2019 and 2018, Great Southern had $313 million and $322 million, respectively, in other commercial loans outstanding, excluding all FDIC-assisted acquired loans, or 6.2% and 6.4%, respectively, of the Bank's total loan portfolio. At December 31, 2019 and 2018, FDIC-assisted acquired other commercial loans (net of fair value discounts) totaled $4 million and $4 million, respectively, and represented approximately 0.1% and 0.1%, respectively, of the Bank’s total loan portfolio. Great Southern's other commercial lending activities encompass loans with a variety of purposes and security, including loans to finance accounts receivable, inventory and equipment. Great Southern expects to continue to originate loans in this category subject to market conditions and applicable regulatory restrictions. See "Government Supervision and Regulation" below.

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

As part of its commercial lending activities, Great Southern issues letters of credit and receives fees averaging approximately 1% of the amount of the letter of credit per year. At December 31, 2019, Great Southern had 79 letters of credit outstanding in the aggregate amount of $26.3 million. Approximately 43% of the aggregate dollar amount of these letters of credit was secured, including 24 letter of credit totaling $11.4 million secured by real estate.

Consumer Lending

Consumer loans generally have short terms to maturity, thus reducing Great Southern's exposure to changes in interest rates, and carry higher rates of interest than do residential mortgage loans. In addition, Great Southern believes that the offering of consumer loan products helps to expand and create stronger ties to its existing customer base.

Great Southern offers a variety of secured consumer loans, including automobile loans, boat loans, home equity loans and loans secured by savings deposits. In addition, Great Southern also offers home improvement loans and unsecured consumer loans. Consumer loans, excluding all FDIC-assisted acquired loans, totaled $318 million and $432 million at December 31, 2019 and 2018, respectively, or 6.3% and 8.7%, respectively, of the Bank's total loan portfolio.  At December 31, 2019 and 2018, FDIC-assisted acquired consumer loans (net of fair value discounts) totaled $14 million and $19 million, respectively, and represented approximately 0.3% and 0.4%, respectively, of the Bank’s total loan portfolio.

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

Beginning in 1998, the Bank implemented indirect lending relationships, primarily with automobile dealerships.  Through these dealer relationships, the dealer completes the application with the consumer and then submits it to the Bank for credit approval.  While the Bank’s initial and ongoing concentrated effort was on automobiles, the program has evolved for use from time to time with other tangible products where financing of the product is provided through the seller, including, to a lesser extent, boats and manufactured homes.  At December 31, 2019 and 2018, the Bank had $199 million and $311 million, respectively, of auto, boat, modular home and recreational vehicle loans in its portfolio, including FDIC-assisted acquired loans totaling $2 million and $2 million, respectively.

Indirect consumer loans decreased significantly in 2018 and 2019, primarily due to tightened underwriting guidelines on automobile lending implemented by the Company in the latter part of 2016, and were $110 million and $235 million at December 31, 2019 and 2018, respectively.  The total indirect consumer loan portfolio at December 31, 2019 was comprised of the following types of loans:  $107 million of used auto loans, $20 million of manufactured home loans, $2 million of new auto loans, and various other loans including loans for RVs, boats, ATVs and motorcycles.

The environment for providing indirect automobile lending services has been difficult over the last several years. In the latter part of 2016, in response to more challenging consumer credit conditions, the Company tightened its underwriting guidelines on automobile lending. Management took this step in an effort to improve credit quality in the portfolio and lower delinquencies and charge-offs. The changes in underwriting guidelines resulted in lower origination volume, and as such, outstanding consumer auto loan balances have decreased significantly since the end of 2016. After a review of the indirect automobile lending model, the decision was made to exit this business line effective March 31, 2019. Market and financial forces, including strong rate competition for well-qualified borrowers, have made indirect automobile lending less profitable over the long term. The Company will continue servicing indirect automobile loans made before March 31, 2019, until each loan agreement is satisfied. Direct consumer lending through the Company’s banking center network is expected to continue as normal.

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

Over the years, a number of banks, both locally and regionally, have sought to diversify the risk in their portfolios. In order to take advantage of this situation, Great Southern purchases participations in commercial real estate, commercial construction and other commercial loans. Great Southern subjects these loans to its normal underwriting standards used for originated loans and rejects any credits that do not meet those guidelines. The originating bank generally retains the servicing of these loans. Excluding all FDIC-assisted acquired loans, the Bank purchased $97.2 million and $128.0 million of these loans in the fiscal years ended December 31, 2019 and 2018, respectively. Of the total $264.1 million of purchased participation loans outstanding at December 31, 2019, the largest aggregate amount outstanding purchased from one institution was $37.9 million.  This total was comprised of seven loans, four of which were secured by a hotel in St. Louis, Missouri, two were secured by a warehouse, and one was secured by the assignment of a note secured by retail real estate.  One loan totaling $1.1 million was not performing at December 31, 2019. At December 31, 2019 and 2018, loans which were previously covered by loss sharing agreements with the FDIC but are no longer covered included purchased and participation loans of $7,000 and $136,000, respectively.  At December 31, 2019 and 2018, FDIC-assisted acquired loans which were never covered by loss sharing agreements included purchased and participation loans of $8.4 million and $14.1 million, respectively.  These amounts represent the undiscounted balance of these loans.

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

The Bank sold one- to four-family whole real estate loans, SBA-guaranteed loans and loan participations in aggregate amounts of $128.4 million, $90.6 million and $135.5 million during fiscal 2019, 2018, and 2017, respectively. The Bank typically sells long-term fixed rate mortgages.  Sales of whole real estate loans and participations in real estate loans can be beneficial to the Bank since these sales generally generate income at the time of sale, produce future servicing income on loans where servicing is retained, provide funds for additional lending and other investments, and increase liquidity.

Gains, losses and transfer fees on sales of loans and loan participations are recognized at the time of the sale. When real estate loans and loan participations sold have an average contractual interest rate that differs from the agreed upon yield to the purchaser (less the agreed upon servicing fee), resulting gains or losses are recognized in an amount equal to the present value of the differential over the estimated remaining life of the loans. Any resulting discount or premium is accreted or amortized over the same estimated life using a method approximating the level yield interest method. When real estate loans and loan participations are sold with servicing released, as the Bank primarily does, an additional fee is received for the servicing rights. Net gains and transfer fees on sales of loans for the years ended December 31, 2019, 2018 and 2017 were $2.6 million, $1.8 million and $3.2 million, respectively.  These gains were primarily from the sale of fixed-rate residential loans, with a small amount resulting from the sale of SBA-guaranteed loans in 2019.

The Bank serviced loans owned by others totaling approximately $349.9 million and $260.2 million at December 31, 2019 and 2018, respectively. Of the total loans serviced at December 31, 2019, $283.0 million related to commercial real estate, commercial business and construction loans, portions of which were sold to other parties.  The remaining $66.9 million of loans serviced for others related to one- to four-family real estate loans which the Bank had originated and sold, but retained the obligation to service, or had acquired the servicing through various FDIC-assisted transactions.  The servicing of these loans generated fees (net of amortization of the servicing rights) to the Bank for the years ended December 31, 2019, 2018 and 2017, of $167,000, $185,000 and $206,000, respectively.

In addition to interest earned on loans and loan origination fees, the Bank receives fees for loan commitments, letters of credit, prepayments, modifications, late payments, transfers of loans due to changes of property ownership and other miscellaneous services. The fees vary from time to time, generally depending on the supply of funds and other competitive conditions in the market. Fees from prepayments, commitments, letters of credit and late payments totaled $1.7 million, $1.8 million and $2.4 million for the years ended December 31, 2019, 2018 and 2017, respectively. Loan origination fees, net of related costs, are accounted for in accordance with FASB ASC 310-20, Receivables – Nonrefundable Fees and Other Costs. Loan fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized in interest income using the level-yield method over the contractual life of the loan. For further discussion of this matter, see Note 1 of the accompanying audited financial statements, included in Item 8 of this Report.

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

The following tables set forth our loans by aging category:

	December 31, 2019
										Total
	30-59 Days		60-89 Days		Over 90 Days					Loans
	Past Due		Past Due		Past Due		Total Past Due		Current	Receivable
	#	Amount	#	Amount	#	Amount	#	Amount	Amount	Amount
	(Dollars In Thousands)
One- to four-family residential construction	—	$—	—	$—	—	$—	—	$—	$33,963	$33,963
Subdivision construction	—	—	—	—	—	—	—	—	16,088	16,088
Land development	—	—	1	27	—	—	1	27	40,404	40,431
Commercial construction	1	15,085	—	—	—	—	1	15,085	1,307,776	1,322,861
Owner occupied one- to four-family residential	18	1,453	14	1,631	19	1,198	51	4,282	382,734	387,016
Non-owner occupied one- to four-family residential	1	152	—	—	4	181	5	333	120,010	120,343
Commercial real estate	1	549	1	119	4	632	6	1,300	1,492,872	1,494,172
Other residential	1	376	—	—	—	—	1	376	865,630	866,006
Commercial business	2	60	—	—	4	1,235	6	1,295	311,914	313,209
Industrial revenue bonds	—	—	—	—	—	—	—	—	13,189	13,189
Consumer auto	163	1,101	44	259	81	558	288	1,918	149,936	151,854
Consumer other	22	278	10	233	14	198	46	709	46,011	46,720
Home equity lines of credit	9	296	—	—	16	517	25	813	118,175	118,988
Loans acquired and accounted for under ASC 310-30,
net of discounts	32	2,177	11	709	78	6,191	121	9,077	118,129	127,206
	250	21,527	81	2,978	220	10,710	551	35,215	5,016,831	5,052,046
Less loans acquired and accounted for under ASC 310-30,
net of discounts	32	2,177	11	709	78	6,191	121	9,077	118,129	127,206

Total	218	$19,350	70	$2,269	142	$4,519	430	$26,138	$4,898,702	$4,924,840

	December 31, 2018
										Total
	30-59 Days		60-89 Days		Over 90 Days					Loans
	Past Due		Past Due		Past Due		Total Past Due		Current	Receivable
	#	Amount	#	Amount	#	Amount	#	Amount	Amount	Amount
	(Dollars In Thousands)
One- to four-family residential construction	—	$—	—	$—	—	$—	—	$—	$26,177	$26,177
Subdivision construction	—	—	—	—	—	—	—	—	13,844	13,844
Land development	1	13	—	—	3	49	4	62	44,430	44,492
Commercial construction	—	—	—	—	—	—	—	—	1,417,166	1,417,166
Owner occupied one- to four-family residential	19	1,431	12	806	16	1,206	47	3,443	273,423	276,866
Non-owner occupied one- to four-family residential	6	1,142	1	144	12	1,458	19	2,744	119,694	122,438
Commercial real estate	6	3,940	1	53	7	334	14	4,327	1,367,108	1,371,435
Other residential	—	—	—	—	—	—	—	—	784,894	784,894
Commercial business	4	72	2	54	7	1,437	13	1,563	320,555	322,118
Industrial revenue bonds	1	3	—	—	—	—	1	3	13,937	13,940
Consumer auto	282	2,596	76	722	150	1,490	508	4,808	248,720	253,528
Consumer other	45	691	23	181	19	240	87	1,112	56,238	57,350
Home equity lines of credit	11	229	—	—	7	86	18	315	121,037	121,352
Loans acquired and accounted for under ASC 310-30,
net of discounts	33	2,195	10	1,416	79	6,827	122	10,438	157,213	167,651
	408	12,312	125	3,376	300	13,127	833	28,815	4,964,436	4,993,251
Less loans acquired and accounted for underASC 310-30,
net of discounts	33	2,195	10	1,416	79	6,827	122	10,438	157,213	167,651

Total	375	$10,117	115	$1,960	221	$6,300	711	$18,377	$4,807,223	$4,825,600

Classified Assets

Federal regulations provide for the classification of loans and other assets such as debt and equity securities considered to be of lesser quality as "substandard," "doubtful" or "loss" assets. The regulations require insured institutions to classify their own assets and to establish prudent specific allocations for losses from assets classified "substandard" or "doubtful." “Substandard” assets include those characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.  Assets classified as “doubtful,” have all the weaknesses inherent in those classified as “substandard” with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.  For the portion of assets classified as "loss," an institution is required to either establish specific allowances of 100% of the amount classified or charge such amount off its books. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess a potential weakness (referred to as “special mention” assets), are required to be listed on the Bank's watch list and monitored for further deterioration. In addition, a bank's regulators may require the establishment of a general allowance for losses based on the general quality of the asset portfolio of the bank. Following are the total classified assets at December 31, 2019 and 2018, per the Bank's internal asset classification list, excluding assets acquired through FDIC-assisted transactions. The allowances for loan losses reflected below are the portions of the Bank’s total allowances for loan losses relating to these classified loans.  There were no significant off-balance sheet items classified at December 31, 2019 and 2018.

	December 31, 2019
Asset Category	Special Mention	Substandard	Doubtful	Loss	Total Classified	Allowance for Losses
	(In Thousands)

Investment securities	$—	$—	$—	$—	$—	$—
Loans	—	8,899	—	—	8,899	929
Foreclosed assets and repossessions	—	3,651	—	—	3,651	—
Total	$—	$12,550	$—	$—	$12,550	$929

	December 31, 2018
Asset Category	Special Mention	Substandard	Doubtful	Loss	Total Classified	Allowance for Losses
	(In Thousands)

Investment securities	$—	$—	$—	$—	$—	$—
Loans	—	9,603	—	—	9,603	2,041
Foreclosed assets and repossessions	—	5,480	—	—	5,480	—
Total	$—	$15,083	$—	$—	$15,083	$2,041

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

Former TeamBank, Vantus Bank, Sun Security Bank and InterBank non-performing assets, including foreclosed assets, are not included in the totals of non-performing assets below as they were subject to loss sharing agreements with the FDIC, which substantially covered principal losses that may have been incurred in these portfolios for the applicable terms under the agreements.  In addition, these assets were initially recorded at their estimated fair values as of their acquisition dates.  Former Valley Bank loans are also excluded from the totals of non-performing assets below, although they were not covered by a loss sharing agreement.  As in the previous FDIC-assisted acquisitions, former Valley Bank loans are accounted for in pools and were recorded at their fair value at the time of the acquisition as of June 20, 2014; therefore, these loan pools are analyzed rather than the individual loans.  The overall performance of the FDIC-assisted acquired loan pools has been better than original expectations as of the acquisition dates.  At December 31, 2019, there were no material non-performing assets in these acquired loan portfolios.

	December 31,

	2019		2018		2017		2016		2015
	(In Thousands)
Non-accruing loans:
One- to four-family residential	$1,379		$2,664		$2,662		$1,529		$1,060
One- to four-family construction	—		49		98		109		—
Other residential	—		—		1,877	(1)	162		—
Commercial real estate	632		334		1,226		4,404	(2)	13,488	(3)
Other commercial	1,235	(4)	1,437	(5)	2,063	(6)	3,088	(7)	288
Commercial construction and land development	—		—		—		1,718		139
Consumer	1,273		1,816		3,233		3,071		1,594

Total gross non-accruing loans	4,519		6,300		11,159		14,081		16,569

Loans over 90 days delinquent still accruing interest:
One- to four-family residential	—		—		58		—		—
Commercial real estate	—		—		—		—		—
Other commercial	—		—		—		—		—
Commercial construction and land development	—		—		—		—		—
Consumer	—		—		38		—		—
Total loans over 90 days delinquent still accruing interest	—		—		96		—		—

Other impaired loans	—		—		—		—		—

Total gross non-performing loans	4,519		6,300		11,255		14,081		16,569

Foreclosed assets:
One- to four-family residential	601		269		112		1,217		1,375
One- to four-family construction	—		—		—		—		—
Other residential	—		—		140		954		2,150
Commercial real estate	—		—		1,694		3,841		3,608
Commercial construction and land development	2,505		4,283		12,642		17,246		19,149
Other commercial	—		—		—		—		—

Total foreclosed assets	3,106		4,552		14,588		23,258		26,282

Repossessions	545		928		1,987		1,991		1,109

Total gross non-performing assets	$8,170		$11,780		$27,830		$39,330		$43,960
Total gross non-performing assets as a percentage of average total assets	0.16%		0.26%		0.62%		0.90%		1.08%
________________________
(1)	One relationship was $1.9 million, the entire total of this category, at December 31, 2017.
(2)	The largest two relationships in this category were $1.7 million and $1.7 million, respectively, at December 31, 2016.
(3)	The largest two relationships in this category were $6.5 million and $3.7 million, respectively, at December 31, 2015.
(4)	One relationship was $1.1 million of this total at December 31, 2019.
(5)	One relationship was $1.1 million of this total at December 31, 2018.
(6)	One relationship was $1.5 million of this total at December 31, 2017.
(7)	One relationship was $3.0 million of this total at December 31, 2016.

See Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-performing Assets” for further information.

Gross impaired loans totaled $10.3 million at December 31, 2019 and $13.9 million at December 31, 2018. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due.  See Note 3 “Loans” of the accompanying audited financial statements included in Item 8 for additional information including further detail of non-accruing loans and impaired loans and details of troubled debt restructurings.  See also Note 15 “Disclosures About Fair Value of Financial Instruments” of the accompanying audited financial statements included in Item 8 for additional information.

For the year ended December 31, 2019, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $761,000. No interest income was included on these loans for the year ended December 31, 2019. For the year ended December 31, 2018, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $1.0 million. No interest income was included on these loans for the year ended December 31, 2018. For the year ended December 31, 2017, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $1.2 million. No interest income was included on these loans for the year ended December 31, 2017.

Restructured Troubled Debt

Included in impaired loans at December 31, 2019 and 2018, were loans modified in troubled debt restructurings as follows:

	December 31, 2019
			Restructured
	Restructured	Accruing	Troubled Debt
	Troubled Debt	Interest	Nonaccruing
	(In Thousands)

Commercial real estate	$412	$310	$102
One- to four-family residential	768	550	218
Other residential	—	—	—
Construction	251	251	—
Commercial	156	51	105
Consumer	343	207	136
	$1,930	$1,369	$561

	December 31, 2018
			Restructured
	Restructured	Accruing	Troubled Debt
	Troubled Debt	Interest	Nonaccruing
	(In Thousands)

Commercial real estate	$1,344	$1,238	$106
One- to four-family residential	3,892	2,299	1,593
Other residential	—	—	—
Construction	283	283	—
Commercial	548	407	141
Consumer	803	428	375
	$6,870	$4,655	$2,215

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

At December 31, 2019 and 2018, Great Southern had an allowance for losses on loans of $40.3 million and $38.4 million, respectively, of which $929,000 and $2.0 million, respectively, had been allocated to specific loans.  All loans with specific allowances were considered to be impaired loans. The allowance and the activity within the allowance during 2019, 2018 and 2017 are discussed further in Note 3 “Loans and Allowance for Loan Losses” of the accompanying audited financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 8 and Item 7 of this Report, respectively.

The allocation of the allowance for losses on loans at the dates indicated is summarized as follows.

	December 31,
	2019		2018		2017		2016		2015
	Amount	% of Loans to Total Loans (2)	Amount	% of Loans to Total Loans (2)	Amount	% of Loans to Total Loans (2)	Amount	% of Loans to Total Loans (2)	Amount	% of Loans to Total Loans (2)
	(Dollars In Thousands)
One- to four-family residential and construction	$4,171	11.3%	$3,086	9.1%	$2,077	8.0%	$2,198	9.2%	$4,195	9.4%
Other residential and construction	5,101	17.6	4,681	16.3	2,813	17.1	5,396	16.1	3,122	12.2
Commercial real estate	24,087	30.3	19,571	28.4	18,442	28.4	15,716	28.9	14,444	30.3
Commercial construction	2,940	27.7	3,029	30.3	1,690	25.6	2,244	20.3	2,961	19.2
Other commercial	1,319	6.6	1,556	7.0	3,509	8.6	2,976	9.1	3,977	11.5
Consumer and overdrafts	2,015	6.5	6,065	8.9	7,501	12.3	8,245	16.4	7,947	17.4
Loans covered by loss sharing agreements (1)	—	—	—	—	—	—	70	—	344	—
Acquired loans not covered by loss sharing agreements	661	—	421	—	460	—	555	—	1,159	—
Total	$40,294	100.0%	$38,409	100.0%	$36,492	100.0%	$37,400	100.0%	$38,149	100.0%
______________
(1)
Associated with these allowances at December 31, 2019, 2018, 2017, 2016 and 2015, were receivables from the FDIC totaling $-0-, $-0-, $-0-, $56,000, and $275,000, respectively, under the loss sharing agreements which were in place at the time.

(2)	Excludes loans acquired through FDIC-assisted transactions.

The following table sets forth an analysis of activity in the Bank's allowance for losses on loans showing the details of the activity by types of loans.

	December 31,
	2019	2018	2017	2016	2015
	(Dollars In Thousands)

Balance at beginning of period	$38,409	$36,492	$37,400	$38,149	$38,435
Charge-offs:
One- to four-family residential	534	62	165	229	80
Other residential	189	525	488	16	2
Commercial real estate	144	102	1,656	5,653	2,584
Construction	101	87	420	31	329
Other commercial	371	1,155	1,489	589	1,202
Consumer, overdrafts and other loans	6,723	9,425	11,859	8,751	5,315

Total charge-offs	8,062	11,356	16,077	15,269	9,512

Recoveries:
One- to four-family residential	126	334	109	58	97
Other residential	26	417	197	52	58
Commercial real estate	24	172	123	1,221	302
Construction	50	394	546	123	405
Other commercial	467	755	580	327	276
Consumer, overdrafts and other loans	3,104	4,051	4,514	3,458	2,569

Total recoveries	3,797	6,123	6,069	5,239	3,707

Net charge-offs	4,265	5,233	10,008	10,030	5,805
Provision for losses on loans	6,150	7,150	9,100	9,281	5,519

Balance at end of period	$40,294	$38,409	$36,492	$37,400	$38,149
Ratio of net charge-offs to average loans outstanding	0.10%	0.13%	0.26%	0.29%	0.20%

Investment Activities

Excluding securities issued by the United States Government, or its agencies, there were no investment securities in excess of 10% of the Company’s stockholders’ equity at December 31, 2019, 2018 and 2017, respectively.  Agencies, for this purpose, primarily include Freddie Mac, Fannie Mae, Ginnie Mae, Small Business Administration and FHLBank.

As of December 31, 2019 and 2018, the Bank held no investment securities which the Bank intends to hold until maturity.  In addition, as of December 31, 2019 and 2018, the Company held approximately $374.2 million and $244.0 million, respectively, in principal amount of investment securities which the Company classified as available-for-sale. See Notes 1 and 2 of the accompanying audited financial statements included in Item 8 of this Report.

The amortized cost and fair values of, and gross unrealized gains and losses on, investment securities at the dates indicated are summarized as follows.

	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)

AVAILABLE-FOR-SALE SECURITIES:
Agency mortgage-backed securities	$156,591	$8,716	$265	$165,042
Agency collateralized mortgage obligations	149,980	2,891	921	151,950
States and political subdivisions	33,757	1,368	—	35,125
Small business administration	22,132	—	74	22,058
	$362,460	$12,975	$1,260	$374,175

	December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)

AVAILABLE-FOR-SALE SECURITIES:
Agency mortgage-backed securities	$154,557	$1,272	$2,571	$153,258
Agency collateralized mortgage obligations	39,024	250	14	39,260
States and political subdivisions	50,022	1,428	—	51,450
	$243,603	$2,950	$2,585	$243,968

	December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)

AVAILABLE-FOR-SALE SECURITIES:
Agency mortgage-backed securities	$123,300	$871	$1,638	$122,533
States and political subdivisions	53,930	2,716	—	56,646
	$177,230	$3,587	$1,638	$179,179

HELD-TO-MATURITY SECURITIES
States and political subdivisions	$130	$1	$—	$131

At December 31, 2019, the Company’s agency mortgage-backed securities portfolio consisted of FNMA securities totaling $147.6 million, FHLMC securities totaling $13.3 million and GNMA securities totaling $4.1 million.  At December 31, 2019, agency collateralized mortgage obligations consisted of GNMA securities totaling $122.7 million, FNMA securities totaling $23.9 million and FHLMC securities totaling $5.4 million, all of which are commercial multi-family fixed rate securities. At December 31, 2019, $144.3 million of the Company’s agency mortgage-backed securities had fixed rates of interest and $20.7 million had variable rates of interest.  At December 31, 2019, $149.9 million of the Company’s agency collateralized mortgage obligations had fixed rates of interest and $2.1 million had variable rates of interest.

The following tables present the contractual maturities and weighted average tax-equivalent yields of available-for-sale securities at December 31, 2019.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

		Tax Equivalent	Fair
	Cost	Amortized Yield	Value
	(Dollars In Thousands)

One year or less	$—	—	$—
After one through five years	—	—	—
After five through ten years	9,253	4.61%	9,547
After ten years	24,504	4.87%	25,578
Securities not due on a single maturity date	328,703	2.99%	339,050

Total	$362,460	3.15%	$374,175

	One Year or Less	After One Through Five Years	After Five Through Ten Years	After Ten Years	Securities Not Due on a Single Maturity Date	Total
	(In Thousands)

Agency mortgage-backed securities	$—	$—	$—	$—	$165,042	$165,042
Agency collateralized mortgage obligations	—	—	—	—	151,950	151,950
Small business administration	—	—	—	—	22,058	22,058
States and political subdivisions	—	—	9,547	25,578	—	35,125

Total	$—	$—	$9,547	$25,578	$339,050	$374,175

The following table shows our investments' gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2019, 2018 and 2017, respectively:

	2019
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)

Agency mortgage-backed securities	$—	$—	$24,762	$(265)	$24,762	$(265)
Agency collateralized mortgage obligations	69,372	(921)	—	—	69,372	(921)
Small Business Administration	22,058	(74)	—	—	22,058	(74)
States and political subdivisions	—	—	—	—	—	—
	$91,430	$(995)	$24,762	$(265)	$116,192	$(1,260)

	2018
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)

Agency mortgage-backed securities	$11,255	$(82)	$74,186	$(2,489)	$85,441	$(2,571)
Agency collateralized mortgage obligations	9,725	(14)	—	—	9,725	(14)
States and political subdivisions	511	—	—	—	511	—
	$21,491	$(96)	$74,186	$(2,489)	$95,677	$(2,585)

	2017
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)

Agency mortgage-backed securities	$33,862	$(384)	$55,845	$(1,254)	$89,707	$(1,638)
States and political subdivisions	—	—	—	—	—	—
	$33,862	$(384)	$55,845	$(1,254)	$89,707	$(1,638)

On at least a quarterly basis, the Company evaluates the securities portfolio to determine if an other-than-temporary impairment (OTTI) needs to be recorded.  For debt securities with fair values below carrying value, when the Company does not intend to sell a debt security, and it is more likely than not the Company will not have to sell the security before recovery of its cost basis, it recognizes the credit component of an OTTI of a debt security in earnings and the remaining portion in other comprehensive income.  For held-to-maturity debt securities, the amount of an OTTI recorded in other comprehensive income for the noncredit portion of a previous OTTI is amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security.  During 2019, 2018 and 2017, no securities were determined to have impairment that had become other than temporary.

The Company’s consolidated statements of income as of December 31, 2019, 2018 and 2017, reflect the full impairment (that is, the difference between the security’s amortized cost basis and fair value) on debt securities that the Company intends to sell or would more likely than not be required to sell before the expected recovery of the amortized cost basis.  For available-for-sale and held-to-maturity debt securities that management has no intent to sell and believes that it more likely than not will not be required to sell prior to recovery, only the credit loss component of the impairment is recognized in earnings, while the noncredit loss is recognized in accumulated other comprehensive income.  The credit loss component recognized in earnings is identified as the amount of principal cash flows not expected to be received over the remaining term of the security as projected based on cash flow projections.

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

Deposits. The Bank attracts both short-term and long-term deposits from the general public by offering a wide variety of accounts and rates and also purchases brokered deposits from time to time. The Bank offers regular savings accounts, checking accounts, various money market accounts, fixed-interest rate certificates with varying maturities, certificates of deposit in minimum amounts of $100,000 ("Jumbo" accounts), brokered certificates and individual retirement accounts.  In 2017, the Bank increased its interest-bearing demand and savings deposits and non-interest-bearing demand deposits through internal growth.  Additionally in 2017, the Bank decreased its brokered deposits by $64 million and decreased its time deposits in denominations of $100,000 or more by $36 million. In 2018, the Bank increased its deposits primarily through internal growth in time deposits and growth in brokered deposits, partially offset by a decrease in interest-bearing demand and savings deposits.  In 2018, the Bank increased its brokered deposits by $101 million.  Also in 2018, the Bank sold deposits totaling approximately $56 million. In 2019, the Bank increased its interest-bearing demand and savings deposits and non-interest-bearing demand deposits through internal growth.  In 2019, the Bank increased its total time deposits by approximately $130 million.  Time deposits originated through the Bank’s internet channel increased by $127 million and brokered deposits, including Certificate of Deposit Account Registry Service (CDARS) purchased funds, increased $45 million.  The deposit growth and funds from borrowings were used to fund the Bank’s loan growth and increases in investment securities.

The following table sets forth the dollar amount of deposits, by interest rate range, in the various types of deposit programs offered by the Bank at the dates indicated.

	December 31,
	2019		2018		2017
		Percent of		Percent of		Percent of
	Amount	Total	Amount	Total	Amount	Total
	(Dollars In Thousands)
Time deposits:
0.00% - 0.99%	$122,649	3.10%	$150,656	4.05%	$254,502	7.07%
1.00% - 1.99%	523,816	13.23	511,873	13.74	1,006,373	27.98
2.00% - 2.99%	1,053,914	26.61	857,973	23.03	106,888	2.97
3.00% - 3.99%	19,849	0.50	69,793	1.87	701	0.02
4.00% - 4.99%	881	0.02	1,116	0.03	1,108	0.03
5.00% and above	—	—	—	—	272	0.01

Total time deposits	1,721,109	43.46	1,591,411	42.72	1,369,844	38.08
Non-interest-bearing demand deposits	687,068	17.35	661,061	17.75	661,589	18.39
Interest-bearing demand and savings deposits (0.55% - 0.46% - 0.32%)	1,551,929	39.19	1,472,535	39.53	1,565,711	43.53

Total Deposits	$3,960,106	100.00%	$3,725,007	100.00%	$3,597,144	100.00%

A table showing maturity information for the Bank's time deposits as of December 31, 2019, is presented in Note 8 of the accompanying audited financial statements, which are included in Item 8 of this Report.

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

The following table sets forth the time remaining until maturity of the Bank's time deposits as of December 31, 2019. The table is based on information prepared in accordance with generally accepted accounting principles.

	Maturity
	3 Months Or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
	(In Thousands)

Time deposits:
Less than $100,000	$157,558	$117,911	$161,179	$81,229	$517,877
$100,000 or more	221,133	152,684	262,240	187,977	824,034
Brokered	183,336	80,966	40,000	67,399	371,701
Public funds(1)	710	3,133	3,142	512	7,497

Total	$562,737	$354,694	$466,561	$337,117	$1,721,109

(1)	Deposits from governmental and other public entities.

Brokered deposits. Brokered deposits are marketed through national brokerage firms to their customers in $1,000 increments. The Bank maintains only one account for the total deposit amount while the detailed records of owners are maintained by the Depository Trust Company under the name of CEDE & Co. The deposits are transferable just like a stock or bond investment and the customer can open the account with only a phone call or an online request. This provides a large deposit for the Bank at a lower operating cost since the Bank only has one account to maintain versus several accounts with multiple interest and maturity dates. At December 31, 2019 and 2018, the Bank had approximately $371.7 million and $326.9 million in brokered deposits, respectively.

Included in the brokered deposits total at December 31, 2019 and 2018, was $209.1 million and $109.3 million, respectively, in CDARS purchased funds accounts.  CDARS purchased funds transactions represent an easy, cost-effective source of funding without collateralization or credit limits for the Company.  Purchased funds transactions help the Company obtain large blocks of funding while providing control over pricing and diversity of wholesale funding options.  Purchased funds transactions are obtained through a bid process that occurs weekly, with varying maturity terms.

Previously included in brokered deposits were CDARS reciprocal customer deposit accounts.  In 2018, the FDIC amended its regulations to exclude these deposits from its definition of brokered deposits.  CDARS reciprocal customer deposit accounts are accounts that are just like any other deposit account on the Company’s books, except that the account total exceeds the FDIC deposit insurance maximum. When a customer places a large deposit with a CDARS Network bank, that bank uses CDARS to place the funds into deposit accounts issued by other banks in the CDARS Network. This occurs in increments of less than the standard FDIC insurance maximum, so that both principal and interest are eligible for complete FDIC protection. Other Network members do the same thing with their customers' funds.  At December 31, 2019 and 2018, the Bank had approximately $35.3 million and $27.9 million in CDARS reciprocal deposits, respectively.

Unlike non-brokered deposits where the deposit amount can be withdrawn prior to maturity with a penalty for any reason, including increasing interest rates, a brokered deposit (excluding CDARS purchased funds) can only be withdrawn in the event of the death, or court declared mental incompetence, of the depositor. This allows the Bank to better manage the maturity of its deposits. Currently, the rates offered by the Bank for brokered deposits are similar to those offered for retail certificates of deposit of similar size and maturity.  Because the Bank had kept higher levels of liquidity since the economic recession began in 2008, we had gradually reduced the amount of brokered deposits (excluding CDARS purchased funds) utilized since December 31, 2008.  As loan demand began to increase since 2013, we began to gradually increase our usage of brokered deposits again from time to time.

The Company may use interest rate swaps from time to time to manage its interest rate risks from recorded financial liabilities. In the past, the Company entered into interest rate swap agreements with the objective of economically hedging against the effects of changes in the fair value of its liabilities for fixed rate brokered certificates of deposit caused by changes in market interest rates. These interest rate swaps allowed the Company to create funding of varying maturities at a variable rate that in the past has approximated three-month LIBOR.  The Company did not utilize these types of interest rate swaps in 2019, 2018 or 2017.

Borrowings. Great Southern's other sources of funds include advances from the FHLBank, a Qualified Loan Review ("QLR") arrangement with the FRB, customer repurchase agreements and other borrowings.

As a member of the FHLBank, the Bank is required to own capital stock in the FHLBank and is authorized to apply for advances from the FHLBank. Each FHLBank credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLBank may prescribe the acceptable uses for these advances, as well as other risks on availability, limitations on the size of the advances and repayment provisions. At both December 31, 2019 and 2018, the Bank had no FHLBank term advances outstanding.  Additionally, the Bank had outstanding overnight borrowings from the FHLBank of $196.0 million and $178.0 million at December 31, 2019 and 2018, respectively. Because they are overnight borrowings, the outstanding balances are included in short-term borrowings in the Company’s financial statements. The Bank utilized FHLBank advances from time to time to fund loan growth during 2019 and 2018.

The Federal Reserve Bank of St. Louis (“FRBSL”) has a QLR program where the Bank can borrow on a temporary basis using commercial loans pledged to the FRBSL. Under the QLR program, the Bank can borrow any amount up to a calculated collateral value of the commercial loans pledged, for virtually any reason that creates a temporary cash need. Examples of this could be: (1) the need to fund for late outgoing wires or cash letter settlements, (2) the need to disburse one or several loans but the permanent source of funds will not be available for a few days; (3) a temporary spike in interest rates on other funding sources that are being used; or (4) the need to purchase a security for collateral pledging purposes a few days prior to the funds becoming available on an existing security that is maturing. The Bank had commercial, consumer and other loans pledged to the FRBSL at December 31, 2019 that would have allowed approximately $367.8 million to be borrowed under the above arrangement.  There were no outstanding borrowings from the FRBSL at December 31, 2019 or 2018 and the facility was not used during 2019 or 2018.

The Bank enters into sales of securities under agreements to repurchase (reverse repurchase agreements).  Reverse repurchase agreements are treated as financings, and the obligations to repurchase securities sold are reflected as a liability in the statements of financial condition.  The dollar amount of securities underlying the agreements remains in the asset accounts.  Securities underlying the agreements are being held by the Bank during the agreement period.  The agreements generally are written on a term of one-month or less.

In November 2006, Great Southern Capital Trust II ("Trust II"), a statutory trust formed by the Company for the purpose of issuing the securities, issued $25.0 million aggregate liquidation amount of floating rate cumulative trust preferred securities. The Trust II securities bear a floating distribution rate equal to 90-day LIBOR plus 1.60%. The Trust II securities became redeemable at the Company's option in February 2012, and if not sooner redeemed, mature on February 1, 2037. The Trust II securities were sold in a private transaction exempt from registration under the Securities Act of 1933, as amended. The gross proceeds of the offering were used to purchase Junior Subordinated Debentures from the Company totaling $25.8 million and bearing an interest rate identical to the distribution rate on the Trust II securities. The initial interest rate on the Trust II debentures was 6.98%. The interest rate was 3.51% and 4.14% at December 31, 2019 and 2018, respectively.

In 2013, the Company entered into an interest rate cap agreement for a portion of its Junior Subordinated Debentures associated with its trust preferred securities described above.  The term of this agreement was four years with a termination date in August 2017.  Under the agreement, with a notional amount of $25.0 million, the Company paid interest on its Junior Subordinated Debentures in accordance with the original terms at a floating rate based on LIBOR.  Should the interest rate have risen above a certain threshold, the counterparty was to reimburse the Company for interest paid such that the Company would have an effective interest rate on the portion of its Junior Subordinated Debentures no higher than 2.37%.  The effective portion of the gain or loss on the derivative was reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.  The fair value of the interest rate cap at December 31, 2017 was $-0-.

On August 8, 2016, the Company completed the public offering and sale of $75.0 million of its subordinated notes.  The notes are due August 15, 2026, and have a fixed interest rate of 5.25% until August 15, 2021, at which time the rate becomes floating at a rate equal to three-month LIBOR plus 4.087%.  The Company may call the notes at par beginning on August 15, 2021, and on any scheduled interest payment date thereafter.  The notes were sold at par, resulting in net proceeds, after underwriting discounts and commissions, legal, accounting and other professional fees, of approximately $73.5 million.  Total debt issuance costs of approximately $1.5 million were deferred and are being amortized over the expected life of the notes, which is five years.  Amortization of the debt issuance costs during the years ended December 31, 2019 and 2018, totaled $434,000 and $154,000, respectively, and is included in interest expense on subordinated notes in the consolidated statements of income, resulting in an imputed interest rate of 5.89% at December 31, 2019.

The following table sets forth the maximum month-end balances, average daily balances and weighted average interest rates of FHLBank advances during the periods indicated. In December 2018, the Company began utilizing FHLBank overnight borrowings instead of term FHLBank Advances.  The FHLBank overnight advances are included in other borrowings below.

	Year Ended December 31,
	2019	2018	2017
	(Dollars In Thousands)

FHLBank Advances:
Maximum balance	$—	$259,000	$174,000
Average balance	—	190,245	93,524
Weighted average interest rate	—%	2.09%	1.62%

The following table sets forth certain information as to the Company's FHLBank advances at the dates indicated.

	December 31,
	2019	2018	2017
	(Dollars In Thousands)

FHLBank Advances:	$—	$—	$127,500

Weighted average interest rate of FHLBank advances	—%	—%	1.53%

The following tables set forth the maximum month-end balances, average daily balances and weighted average interest rates of other borrowings during the periods indicated.

	Year Ended December 31, 2019
	Maximum Balance	Average Balance	Weighted Average Interest Rate
	(Dollars In Thousands)
Other Borrowings:
Securities sold under reverse repurchase agreements	$119,024	$102,615	0.02%
Overnight borrowings -- FHLBank	222,000	129,542	2.36
Collateral held for interest rate swap	40,020	26,517	2.12
Other	1,625	1,350	—

Total		$260,024	1.40%
Total maximum month-end balance	346,935

	Year Ended December 31, 2018
	Maximum Balance	Average Balance	Weighted Average Interest Rate
	(Dollars In Thousands)
Other Borrowings:
Securities sold under reverse repurchase agreements	$123,731	$104,512	0.03%
Overnight borrowings -- FHLBank	178,000	30,346	2.34
Collateral held for interest rate swap	13,100	993	2.24
Other	1,625	1,406	—

Total		$137,257	0.56%
Total maximum month-end balance	297,978

	Year Ended December 31, 2017
	Maximum Balance	Average Balance	Weighted Average Interest Rate
	(Dollars In Thousands)
Other Borrowings:
Securities sold under reverse repurchase agreements	$150,703	$120,475	0.04%
Overnight borrowings -- FHLBank	184,000	64,448	1.09
Other	1,665	1,441	—

Total		$186,364	0.40%
Total maximum month-end balance	297,357

The following tables set forth year-end balances and weighted average interest rates of the Company's other borrowings at the dates indicated.

	December 31,
	2019		2018		2017
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
	(Dollars In Thousands)
Other borrowings:
Securities sold under reverse repurchase agreements	$84,167	0.02%	$105,253	0.02%	$80,531	0.05%
Overnight borrowings -- FHLBank	196,000	1.73	178,000	2.63	15,000	1.63
Collateral held for interest rate swap	30,890	1.57	13,100	2.30	—	—
Other	1,267	—	1,625	—	1,604	—

Total	$312,324	1.25%	$297,978	1.68%	$97,135	0.30%

The following table sets forth the maximum month-end balances, average daily balances and weighted average interest rates (2017 includes cost of related interest rate caps) of subordinated debentures issued to capital trusts during the periods indicated.

	Year Ended December 31,
	2019	2018	2017
	(Dollars In Thousands)
Subordinated debentures:
Maximum balance	$25,774	$25,774	$25,774
Average balance	25,774	25,774	25,774
Weighted average interest rate	3.95%	3.70%	3.68%

The following table sets forth certain information as to the Company's subordinated debentures issued to capital trusts at the dates indicated.

	December 31,
	2019	2018	2017
	(Dollars In Thousands)

Subordinated debentures	$25,774	$25,774	$25,774
Weighted average interest rate of subordinated debentures	3.51%	4.14%	2.98%

The following table sets forth the maximum month-end balances, average daily balances and weighted average interest rates of subordinated notes during the periods indicated.

	Year Ended December 31,
	2019	2018	2017
	(Dollars In Thousands)
Subordinated notes:
Maximum balance	$74,276	$73,842	$73,688
Average balance	74,070	73,772	73,613
Weighted average interest rate	5.91%	5.55%	5.57%

The following table sets forth certain information as to the Company's subordinated notes at the dates indicated.

	December 31,
	2019	2018	2017
	(Dollars In Thousands)

Subordinated notes	$74,276	$73,842	$73,688
Weighted average interest rate of subordinated debentures	5.89%	5.55%	5.57%

Subsidiaries

Great Southern. As a Missouri-chartered trust company, Great Southern may invest up to 3%, which was equal to $150.5 million at December 31, 2019, of its assets in service corporations.  At December 31, 2019, the Bank's total investment in Great Southern Real Estate Development Corporation ("Real Estate Development") was $2.7 million. Real Estate Development was incorporated and organized in 2003 under the laws of the State of Missouri.  At December 31, 2019, the Bank's total investment in Great Southern Financial Corporation ("GSFC") was $6.2 million. GSFC is incorporated under the laws of the State of Missouri, and has not had any business activity since November 30, 2012, when it sold Great Southern Insurance and Great Southern Travel, two divisions of Great Southern that were operated through GSFC.  At December 31, 2019, the Bank's total investment in Great Southern Community Development Company, L.L.C. (“CDC”) and its subsidiary Great Southern CDE, L.L.C. ("CDE") was $715,000. CDC and CDE were formed in 2010 under the laws of the State of Missouri. At December 31, 2019, the Bank's total investment in GS, L.L.C. ("GSLLC") was $34.2 million. GSLLC was formed in 2005 under the laws of the State of Missouri.  At December 31, 2019, the Bank's total investment in GSSC, L.L.C. ("GSSCLLC") was $21.0 million. GSSCLLC was formed in 2009 under the laws of the State of Missouri.  At December 31, 2019, the Bank's total investment in GSRE

Holding, L.L.C. ("GSRE Holding") was $2.5 million.  GSRE Holding was formed in 2009 under the laws of the State of Missouri.  At December 31, 2019, the Bank's total investment in GSRE Holding II, L.L.C. ("GSRE Holding II") was $968,000.  GSRE Holding II was formed in 2009 under the laws of the State of Missouri.  At December 31, 2019, the Bank's total investment in GSRE Holding III, L.L.C. ("GSRE Holding III") was $-0-.  GSRE Holding III was formed in 2012 under the laws of the State of Missouri.  At December 31, 2019, the Bank's total investment in GSTC Investments, L.L.C. ("GSTCLLC") was $6.5 million.  GSTCLLC was formed in 2016 under the laws of the State of Missouri.  These subsidiaries are primarily engaged in the activities described below.  In addition, Great Southern has four other subsidiary companies that are not considered service corporations, GSB One, L.L.C., GSB Two, L.L.C., VFP Conclusion Holding, L.L.C. and VFP Conclusion Holding II, L.L.C.  These companies are also described below.

Great Southern Real Estate Development Corporation. Generally, the purpose of Real Estate Development is to hold real estate assets which have been obtained through foreclosure by the Bank and which require ongoing operation of a business or completion of construction. During 2019 and 2018, Real Estate Development did not hold any real estate assets related to foreclosed property.  Real Estate Development had net income of $-0- in each of the years ended December 31, 2019 and 2018.

Great Southern Community Development Company, L.L.C. and Great Southern CDE, L.L.C. Generally, the purpose of CDC is to invest in community development projects that have a public benefit, and are permissible under Missouri and Kansas law.  These include such activities as investing in real estate and investing in other community development entities.  It also serves as parent to subsidiary CDE which invests in limited liability entities for the purpose of acquiring federal tax credits to be utilized by Great Southern.  CDC had consolidated net income of $-0- and $10,000 in the years ended December 31, 2019 and 2018, respectively.

GS, L.L.C. GSLLC was organized in 2005.  GSLLC is a limited liability company that invests in multiple limited liability entities for the purpose of acquiring state and federal tax credits which are utilized by Great Southern.  GSLLC had net income (loss) of $115,000 and $(194,000) in the years ended December 31, 2019 and 2018, respectively, which primarily resulted from the cost to acquire tax credits.  These losses were offset by the tax credits utilized by Great Southern.

GSSC, L.L.C. GSSCLLC was organized in 2009.  GSSCLLC is a limited liability company that invests in multiple limited liability entities for the purpose of acquiring state tax credits which are utilized by Great Southern or sold to third parties.  GSSCLLC had net income (loss) of $(2,000) and $88,000 in the years ended December 31, 2019 and 2018, respectively.

GSRE Holding, L.L.C. Generally, the purpose of GSRE Holding is to hold real estate assets which have been obtained through foreclosure by the Bank and which require ongoing operation of a business or completion of construction.  At December 31, 2019, GSRE Holding held cash of $2.4 million and real estate assets of 69,000.  GSRE Holding had net income (loss) of $(86,000) and $82,000 in the years ended December 31, 2019 and 2018, respectively.

GSRE Holding II, L.L.C. Generally, the purpose of GSRE Holding II is to hold real estate assets which have been obtained through foreclosure by the Bank and which require ongoing operation of a business or completion of construction. In 2019 and 2018, GSRE Holding II did not hold any significant real estate assets. GSRE Holding II had net income (loss) of ($32,000) and $-0- in the years ended December 31, 2019 and 2018, respectively.

GSRE Holding III, L.L.C. Generally, the purpose of GSRE Holding III is to hold real estate assets which have been obtained through foreclosure by the Bank and which require ongoing operation of a business or completion of construction. In 2019 and 2018, GSRE Holding III did not hold any significant real estate assets. GSRE Holding III had net income of $-0- in each of the years ended December 31, 2019 and 2018.

GSTC Investments, L.L.C. GSTCLLC was organized in 2016.  GSTCLLC is a limited liability company that invests in multiple limited liability entities for the purpose of acquiring state and federal tax credits which are utilized by Great Southern.  GSTCLLC had net income of $-0- in each of the years ended December 31, 2019 and 2018.

GSB One, L.L.C. At December 31, 2019, the Bank's total investment in GSB One, L.L.C. ("GSB One") and GSB Two, L.L.C. ("GSB Two") was $2.09 billion.  The capital contribution was made by transferring participations in loans to GSB Two.  GSB One is a Missouri limited liability company that was formed in 1998.  Currently the only activity of this company is the ownership of GSB Two.

GSB Two, L.L.C. This is a Missouri limited liability company that was formed in 1998.  GSB Two is a real estate investment trust ("REIT"). It holds participations in real estate mortgages from the Bank.  The Bank continues to service the loans in return for a management and servicing fee from GSB Two.  GSB Two had net income of $67.5 million and $52.0 million in the years ended December 31, 2019 and 2018, respectively.

VFP Conclusion Holding, L.L.C. VFP Conclusion Holding, L.L.C. (“VFP”) is a Missouri limited liability company that was formed in 2011.  Generally, the purpose of VFP is to hold real estate assets which have been obtained through foreclosure by the Bank.  The real estate assets obtained through foreclosure were formerly collateral for a participation loan sold by the Bank.  The Bank has a 50 percent interest in VFP and at December 31, 2019 its investment totaled $4.2 million.  Two other entities also have interests in VFP as a result of their participation in the loan sold by the Bank.  At December 31, 2019, the only asset of VFP was cash.  VFP had net income of $-0- in each of the years ended December 31, 2019 and 2018.

VFP Conclusion Holding II, L.L.C. VFP Conclusion Holding II, L.L.C. (“VFP II”) is a Missouri limited liability company that was formed in 2012.  Generally, the purpose of VFP II is to hold real estate assets which have been obtained through foreclosure by the Bank.  The real estate assets obtained through foreclosure were formerly collateral for a participation loan sold by the Bank.  The Bank has a 50 percent interest in VFP II and at December 31, 2019 its investment totaled $2.2 million.  One other entity also has an interest in VFP II as a result of its participation in the loan sold by the Bank.  At December 31, 2019, the only asset of VFP II was cash.  VFP II had net income of $-0- for each of the years ended December 31, 2019 and 2018.

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

The Company encounters strong competition in attracting deposits throughout its six-state retail footprint.  The Company attracts a significant amount of deposits through its branch offices primarily from the communities in which those branch offices are located.  Of our total 97 branch offices at the end of 2019, 72.6% of our deposit franchise dollars were located in Missouri, where our total market share at June 30, 2019, was 1.7%, or seventh in the state (based on FDIC market share deposits). The financial institutions with the top three market share positions in Missouri at June 30, 2019, were Bank of America, U.S. Bank, and UMB Bank, which had a combined market share of 28.8%.  We also have branch offices in the states of Iowa, Kansas, Minnesota, Nebraska and Arkansas, which made up 13.9%, 6.6%, 5.9%, 0.5%, and 0.5% of our total deposit franchise dollars, respectively (based on our total deposits as of December 31, 2019).  The Company's market share in its primary metropolitan statistical areas was as follows at June 30, 2019:

Metropolitan Statistical Area	Number of Branch Offices	Percentage of Total Market Share	Rank	Institution with Leading Market Share Position
Springfield, MO	19	16.0%	1	Great Southern Bank
Sioux City, IA-NE-SD	6	7.0%	4	Security National Bank of Sioux City
Davenport/Moline/Rock Island, IA-IL	5	1.2%	21	Quad City Bank and Trust Co.
Des Moines/West Des Moines, IA	5	0.8%	21	Principal Bank
St. Louis, MO-IL	19	0.6%	27	Stifel Bank and Trust
Kansas City, MO-KS	8	0.3%	34	UMB Bank
Fayetteville/Springdale/Rogers, AR-MO	1	0.2%	29	Arvest Bank
Minneapolis/St. Paul/Bloomington, MN-WI	4	0.1%	40	US Bank NA

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

Employees

At December 31, 2019, the Company and its affiliates had a total of 1,191 employees, including 279 part-time employees.  None of the Company’s employees are represented by any collective bargaining agreement.  Management considers its employee relations to be good.

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

Significant Legislation Impacting the Financial Services Industry

In 2010, sweeping financial regulatory reform legislation entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act implemented far-reaching changes across the financial regulatory landscape.

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

The Economic Growth Act, among other matters, expands the definition of qualified mortgages which may be held by a financial institution and simplifies the regulatory capital rules for financial institutions and their holding companies with total consolidated assets of less than $10 billion by instructing the federal banking regulators to establish a single “Community Bank Leverage Ratio” of between 8 and 10 percent. Any qualifying depository institution or its holding company that exceeds the “Community Bank Leverage Ratio” will be considered to have met generally applicable leverage and risk-based regulatory capital requirements and any qualifying depository institution that exceeds the new ratio will be considered “well-capitalized” under the prompt corrective action rules. Effective January 1, 2020, the Community Bank Leverage Ratio is 9.0%.  For additional information regarding the Community Bank Leverage Ratio, see “—Capital.”

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

Volcker Rule

The federal banking agencies have adopted regulations to implement the provisions of the Dodd-Frank Act known as the Volcker Rule.  Under the regulations, FDIC-insured depository institutions, their holding companies, subsidiaries and affiliates are generally prohibited, subject to certain exemptions, from proprietary trading of securities and other financial instruments and from acquiring or retaining an ownership interest in a “covered fund.” Effective July 22, 2019, a bank and its holding company are exempt from the Volcker Rule if the bank and every company that controls it have consolidated assets of $10 billion or less and have total consolidated trading assets and liabilities of 5% or less of its consolidated assets.

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

Capital

The Company and the Bank are subject to new capital regulations adopted by the FRB and the FDIC, which established minimum required ratios for common equity Tier 1 (“CET1”) capital, Tier 1 capital and total capital and the  minimum leverage ratio; set forth the risk-weightings of  assets and certain off-balance sheet items for purposes of the risk-based capital ratios; require an additional capital conservation buffer over the required risk-based capital ratios, and define what qualifies as capital for purposes of meeting the capital requirements.

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

For purposes of determining risk-based capital, assets and certain off-balance sheet items are risk-weighted from 0% to 1,250%, depending on the risk characteristics of the asset or item. The risk weights include, for example, a 150% risk weight for certain high volatility commercial real estate acquisition, development and construction loans and for non-residential mortgage loans that are 90 days past due or otherwise in nonaccrual status; a 20% credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable; and a 250% risk weight for mortgage servicing and deferred tax assets that are not deducted from capital.

In addition to the minimum CET1, Tier 1 and total capital ratios, the Company and the Bank must maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses.

The Financial Accounting Standards Board has adopted a new accounting standard for US Generally Accepted Accounting Principles that became effective for us on January 1, 2020. This standard, referred to as Current Expected Credit Loss, or CECL, requires FDIC-insured institutions and their holding companies (banking organizations) to recognize credit losses expected over the life of certain financial assets. CECL covers a broader range of assets than the current method of recognizing credit losses and generally results in earlier recognition of credit losses. Upon adoption of CECL, a banking organization must record a one-time adjustment to its credit loss allowances as of the beginning of the fiscal year of adoption equal to the difference, if any, between the amount of credit loss allowances under the current methodology and the amount required under CECL.  For a banking organization, implementation of CECL is generally likely to reduce retained earnings, and to affect other items, in a manner that reduces its regulatory capital. The federal banking regulators (the Federal Reserve, the OCC and the FDIC) have adopted a rule that gives a banking organization the option to phase in over a three-year period the day-one adverse effects of CECL on its regulatory capital.

Under the FDIC’s prompt corrective action standards, in order to be considered well-capitalized, the Bank must have a ratio of CET1 capital to risk-weighted assets of 6.5%, a ratio of Tier 1 capital to risk-weighted assets of 8%, a ratio of total capital to risk-weighted assets of 10%, and a leverage ratio of 5%; and must not be subject to any written agreement, order, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure.  In order to be considered adequately capitalized, an institution must have the minimum capital ratios described above.  As of December 31, 2019, the Bank was “well-capitalized.” An institution that is not well-capitalized is subject to certain restrictions on brokered deposits and interest rates on deposits.
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

To be considered "well-capitalized," a bank holding company must have, on a consolidated basis, a total risk-based capital ratio of 10.0% or greater and a Tier 1 risk-based capital ratio of 6.0% or greater and must not be subject to an individual order, directive or agreement under which the FRB requires it to maintain a specific capital level.  As of December 31, 2019, the Company was "well-capitalized."

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

Effective January 1, 2020, a bank that elects to use the Community Bank Leverage Ratio will generally be considered well-capitalized and to have met the risk-based and leverage capital requirements of the capital regulations if it has a leverage ratio greater than 9.0%. To be eligible to elect the Community Bank Leverage Ratio, the bank also must have total consolidated assets of less than $10 billion, off-balance sheet exposures of 25% or less of its total consolidated assets, and trading assets and trading liabilities of 5.0% or less of its total consolidated assets, all as of the end of the most recent quarter. Similarly, effective January 1, 2020, a bank holding company that elects to use the Community Bank Leverage Ratio will generally be considered to have met the risk-based and leverage capital requirements of the capital regulations if it has a leverage ratio greater than 9.0% if it elects the Community Bank Leverage Ratio based on the same eligibility criteria as described for the bank. We do not intend to elect the Community Bank Leverage Ratio for either the Company or the Bank in their March 31, 2020 regulatory reports.

Insurance of Accounts and Regulation by the FDIC

Great Southern is a member of the DIF, which is administered by the FDIC.  Deposits are insured up to the applicable limits by the FDIC, backed by the full faith and credit of the United States Government.  The general deposit insurance limit is $250,000.

The FDIC assesses deposit insurance premiums on all FDIC-insured institutions quarterly based on annualized rates.  These premiums are assessed on an institution’s total assets minus its tangible equity.  Under these rules, assessment rates for an institution with total assets of less than $10 billion are determined by weighted average CAMELS composite ratings and certain financial ratios, and range from 3.0 to 30.0 basis points, subject to certain adjustments. In an emergency, the FDIC may also impose a special assessment.

Through March 2019, the FDIC also assessed insured institutions to service the debt on bonds issued during the 1980s to resolve the thrift bailout.  For the final quarter for which assessments were made, the assessment rate was 0.12 basis points applied to the same assessment base as is used for deposit insurance assessments.

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

Federal Reserve System

The FRB requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits.  At December 31, 2019, the Bank was in compliance with these reserve requirements.

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

As a member, Great Southern is required to purchase and maintain stock in the FHLBank of Des Moines in an amount equal to the greater of 1% of its outstanding home loans or 5% of its outstanding FHLBank advances.  At December 31, 2019, Great Southern had $13.5 million in FHLBank of Des Moines stock, which was in compliance with this requirement.  In past years, the Bank has received dividends on its FHLBank stock. Over the past five years, such dividends have averaged 4.31% and were 5.75% for the year ended December 31, 2019.

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

Bad Debt Deduction

As of December 31, 2019 and 2018, retained earnings included approximately $17.5 million for which no deferred income tax liability has been recognized.  This amount represents an allocation of income to bad debt deductions for tax purposes only for tax years prior to 1988. If the Bank were to liquidate, the entire amount would have to be recaptured and would create income for tax purposes only, which would be subject to the then-current corporate income tax rate.  The unrecorded deferred income tax liability on the above amount was approximately $3.9 million at both December 31, 2019 and 2018.

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

State Taxation

Missouri-based banks, such as the Bank, are subject to a franchise tax which is imposed on the bank's taxable income at the rate of 7% of the taxable income (determined without regard for any net operating losses) - income-based calculation. Missouri-based banks are entitled to a credit against the income-based franchise tax for all other state or local taxes on banks, except taxes on real estate, unemployment taxes, bank tax, and taxes on tangible personal property owned by the Bank and held for lease or rental to others. Beginning in 2020, the Missouri franchise tax rate is reduced to 4.48%.

The Company and all subsidiaries are subject to a Missouri income tax that is imposed on the corporation's taxable income at the rate of 6.25%. The return is filed on a consolidated basis by all members of the consolidated group including the Bank, but excluding GSB Two. As a REIT, GSB Two files a separate Missouri income tax return.  Beginning in 2020, the Missouri corporate income tax rate is reduced to 4.00%.

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

Examinations

The Company and its consolidated subsidiaries have not been audited recently by the Internal Revenue Service (IRS) except as described here.  The Company, through one of its subsidiaries, is a partner in two partnerships which were under IRS examination for 2006 and 2007.  As a result, the Company’s 2006 and subsequent tax years remained open for examination.  The examinations of these partnerships were completed during 2019.  The completion of these examinations did not result in significant changes to the Company’s tax position.  As a result, federal tax years through December 31, 2015 are now closed.

The Company is currently under State of Missouri income and franchise tax examinations for its 2014 and 2015 tax years. The Company does not currently expect significant adjustments to its financial statements from this state examination.

Tax Reform

In the fourth quarter of 2017 the Company re-measured its deferred tax assets and liabilities as a result of the enactment of the new tax law “H.R.1,” originally known as the “Tax Cuts and Jobs Act” (the “Tax Reform Legislation”).  Enactment occurred on December 22, 2017.  The Tax Reform Legislation became effective January 1, 2018 and modifies the tax law in many ways.  The centerpiece of the Tax Reform Legislation is the reduction of the federal corporate income tax rate from 35% to 21%.  All deferred tax items as of December 22, 2017 needed to be re-valued using the new federal corporate income tax rate of 21%.  As a result, income tax expense decreased $2.1 million in 2017 associated with re-valuing the deferred tax asset.

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

Adverse developments in the financial services industry and the impact of new legislation and regulations in response to those developments could restrict our business operations, including our ability to originate loans, and adversely impact our results of operations and financial condition. Overall, during some of the past several years, the general business environment had an adverse effect on our business. The past few years have seen some areas of improvement in the general business environment; however, our business, financial condition and results of operations could be adversely affected by negative circumstances in the general business environment. In addition, other events beyond our control could have an adverse effect on our business, financial condition and results of operations.  For example, there are broad and continuing concerns related to the potential effects of the coronavirus outbreak on international trade (including supply chains and export levels), travel, employee productivity, consumer and business demand and confidence levels and other matters that could have a destabilizing effect on financial markets and economic activity.  If the coronavirus or any other pandemic has an adverse effect on the ability of our borrowers to satisfy their obligations to us, on the demand for our loans or our other products and services, on other aspects of our business operations or on financial markets or economic growth, our financial condition and results of operations could be adversely affected.

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

Our lending and deposit gathering activities historically were concentrated primarily in the Springfield and southwest Missouri areas. Our success continues to depend heavily on general economic conditions in Springfield and the surrounding areas.  Although we believe the economy in these areas has recently been favorable relative to other areas, we do not know whether these conditions will continue.  Until the past few years, our greatest concentration of loans and deposits has traditionally been in the Greater Springfield area. With a population of approximately 467,000, the Greater Springfield area is the third largest metropolitan area in Missouri.  At December 31, 2019, approximately $368.6 million of our loan portfolio (excluding those loans acquired in FDIC-assisted transactions) consisted of loans to borrowers in or secured by properties in the Springfield, Missouri metropolitan area.

Contiguous to Springfield is the Branson, Mo. area, which is a vacation and entertainment center, attracting tourists to its lakes, theme parks, resorts, country music and novelty shows and other recreational facilities.  The Branson area experienced rapid growth in the early 1990s, with stable to slightly negative growth trends occurring in the late 1990s and into the early 2000s.  Branson experienced growth again in the late 2000s as a result of a large retail, hotel, and convention center project which was constructed in Branson’s historic downtown.  In addition, several large national retailers opened new stores in Branson.  In 2010 through 2017, Branson experienced some negative growth trends with fewer visitors and the closing of some motels and shows.  Residential construction has been very limited in the past few years and little net growth has occurred in Branson’s commercial real estate market segments.  At December 31, 2019, approximately $63.6 million of our loan portfolio (excluding those loans acquired in FDIC-assisted transactions) consisted of loans to borrowers in or secured by properties in the two-county region that includes the Branson area.

In addition to the concentrations in the southwest Missouri area, we now have our largest concentration of loans to borrowers in or secured by properties in the St. Louis, Mo. metropolitan area.  At December 31, 2019, approximately $725.0 million of our loan portfolio consisted of loans for apartments, industrial revenue bonds and other types of commercial properties in the St. Louis, Mo. metropolitan area.

In addition to the concentrations discussed above, we have a concentration of loans to borrowers in or secured by properties in the States of Texas and Oklahoma.  At December 31, 2019, approximately $406.9 million and $337.6 million of our loan portfolio consisted of loans primarily for various types of commercial real estate in the States of Texas and Oklahoma, respectively.

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

More recently, we opened commercial loan production offices in Atlanta, Chicago and Denver.  We expect loan growth in these offices to result in significant loan balances in Georgia, Illinois, and Colorado.

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

Our loan portfolio possesses increased risk due to our relatively high concentration of commercial and residential construction, commercial real estate, other residential (multi-family) and other commercial loans.

Our commercial and other residential (multi-family) construction, commercial real estate, other residential (multi-family) and other commercial loans accounted for approximately 81.8% of our total loan portfolio as of December 31, 2019.  Generally, we consider these types of loans to involve a higher degree of risk compared to first mortgage loans on one- to four-family, owner-occupied residential properties. At December 31, 2019, we had $1.36 billion of loans secured by apartments (including those under construction), $452.0 million of loans secured by retail-related projects, $430.9 million of loans secured by office/warehouse facilities, $298.8 million of loans secured by healthcare facilities, and $194.8 million of loans secured by motels/hotels, which are particularly sensitive to certain risks, including the following:

•	large loan balances owed by a single borrower;

•	payments that are dependent on the successful operation of the project; and

•	loans that are more directly impacted by adverse conditions in the real estate market or the economy generally.

The risks associated with construction lending include the borrower’s inability to complete the construction process on time and within budget, the sale of the project within projected absorption periods, the economic risks associated with real estate collateral, and the potential of a rising interest rate environment.  This activity may involve financing land purchases, infrastructure development (e.g., roads, utilities, etc.), as well as construction of residences or other residential (multi-family) dwellings for subsequent sale by the developer/builder. Because the sale of developed properties is critical to the success of the developer’s business, loan repayment may be especially subject to the volatility of real estate market sales activity.  Management has established underwriting and monitoring criteria to help minimize the inherent risks of commercial real estate construction lending. However, there is no guarantee that these controls and procedures will reduce losses on this type of lending.

Commercial and other residential (multi-family) lending typically involves higher loan principal amounts and the repayment of these loans generally is dependent, in large part, on the successful operation of the property securing the loan or the business conducted on the property securing the loan.  Other commercial loans are typically made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business or investment.  These loans may therefore be more adversely affected by conditions in the real estate markets or in the economy generally. For example, if the cash flow from the borrower’s project is reduced due to leases not being obtained or renewed, the borrower’s ability to repay the loan may be impaired.  In addition, many commercial and other residential (multi-family) loans are not fully amortized over the loan period, but have balloon payments due at maturity. A borrower’s ability to make a balloon payment typically will depend on being able to either refinance the loan or complete a timely sale of the underlying property.

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

Our consumer loan portfolio, which includes home equity loans, grew significantly between 2010 and 2016.  Consumer loan growth peaked at December 31, 2016 at $673.0 million, or 15.3% of our total loan portfolio.  Since 2016, consumer loans have decreased to $317.6 million (this total includes $119.0 million of home equity loans), or 6.3% of our total loan portfolio as of December 31, 2019.  Consumer loans may entail greater risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciable assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower's continuing financial strength, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state consumer bankruptcy and insolvency laws, may limit the amount which can be recovered on these loans. These loans may also give rise to claims and defenses by a consumer loan borrower against an assignee of these loans such as the Bank, and a borrower may be able to assert against the assignee claims and defenses which it has against the seller of the underlying collateral.

The majority of our consumer loans are secured by automobiles and, to a lesser extent, boats, recreational vehicles and manufactured homes, most of which are made by us indirectly through dealers in these products.  Through these dealer relationships, the dealer completes the application with the consumer and then submits it to us for credit approval.  As a result, we have limited personal contact with the borrower, creating an additional risk element for us.  Effective March 2019, we stopped originating new indirect automobile loans through dealers.

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

Our earnings are largely dependent upon our net interest income.  Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies, in particular, the FRB. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings, but these changes could also affect our ability to originate loans and obtain deposits, the fair values of our financial assets and liabilities and the average duration of our loan and mortgage-backed securities portfolios.  If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. In addition, a substantial portion of our loans (approximately 50% of our total loan portfolio as of December 31, 2019) have adjustable rates of interest.  While the higher payment amounts we would receive on these loans in a rising interest rate environment may increase our interest income, some borrowers may be unable to afford the higher payment amounts, which may result in a higher rate of default.  Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.

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

Factors beyond our control can significantly influence the fair value of securities in our investment securities portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency downgrades of the securities, defaults by the issuer or with respect to the underlying securities, changes in market rates of interest and instability in the credit markets. Any of these mentioned factors could cause an impairment of these assets, which would lead to accounting charges which could have a material negative effect on our financial condition and/or results of operations.

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

Due to the high level of competition for deposits in our markets, we have from time to time utilized a sizable amount of certificates of deposit obtained through deposit brokers and advances from the Federal Home Loan Bank of Des Moines to help fund our asset base. Brokered deposits are marketed through national brokerage firms that solicit funds from their customers for deposit in banks, including our bank.  Brokered deposits and Federal Home Loan Bank advances may generally be more sensitive to changes in interest rates and volatility in the capital markets than retail deposits attracted through our branch network, and our reliance on these sources of funds increases the sensitivity of our portfolio to these external factors.  Our brokered deposits and Federal Home Loan Bank advances totaled $371.7 million and $-0- at December 31, 2019, compared with $326.9 million and $-0- million at December 31, 2018.  We had overnight borrowings from the Federal Home Loan Bank totaling $196.0 million and $178.0 million at December 31, 2019 and 2018, respectively.  These overnight borrowings are included in short-term borrowings in the Company’s consolidated financial statements.  We expect to continue to utilize brokered deposits from time to time as a supplemental funding source.

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

Certain Federal Home Loan Banks, including the Federal Home Loan Bank of Des Moines, have experienced lower earnings from time to time and paid out lower dividends to their members.  Future problems at the Federal Home Loan Banks may impact the collateral necessary to secure borrowings and limit the borrowings extended to its member banks, as well as require additional capital contributions by its member banks.  Should this occur, our short term liquidity needs could be negatively impacted.  Should Great Southern be restricted from using FHLBank advances due to weakness in the system or with the FHLBank of Des Moines, Great Southern may be forced to find alternative funding sources. These alternative funding sources may include the utilization of existing lines of credit with third party banks or the Federal Reserve Bank along with seeking other lines of credit, borrowing under repurchase agreement lines, increasing deposit rates to attract additional funds, accessing additional brokered deposits, or selling loans or investment securities in order to maintain adequate levels of liquidity.  At December 31, 2019, the Bank owned $13.5 million of stock in the FHLBank of Des Moines, which declared and paid an annualized dividend approximating 5.75% during the fourth quarter of 2019.  The FHLBank of Des Moines may eliminate or reduce dividend payments at any time in the future in order for it to maintain or restore its retained earnings.

Our strategy of pursuing acquisitions exposes us to financial, execution and operational risks that could adversely affect us.

We have in the past pursued, and may again in the future pursue, a strategy of supplementing internal growth by acquiring other financial institutions or branches that we believe will help us fulfill our strategic objectives and enhance our earnings. There are risks associated with this strategy, however, including the following:

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

Communications and information systems are essential to the conduct of our business. We use such systems to manage our client relationships, our general ledger and virtually all other aspects of our business. Our operations rely on the secure processing, storage, and transmission of confidential and other information in our computer systems and networks. Although we take protective measures and endeavor to modify them as circumstances warrant, the security of our computer systems, software, and networks may be vulnerable to breaches, unauthorized access, misuse, computer viruses, or other malicious code and cyber attacks that could have a security impact.  If one or more of these events occur, this could jeopardize our or our clients’ confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations or the operations of our clients or counterparties. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by us. We could also suffer significant reputational damage.

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

In June 2016, the Financial Accounting Standards Board issued new authoritative accounting guidance under ASC Topic 326 "Financial Instruments - Credit Losses" amending the incurred loss impairment methodology in accounting principles generally accepted in the United States of America ("GAAP") with a methodology that reflects expected credit losses (referred to as the "CECL model") and requires consideration of a broader range of reasonable and supportable information for credit loss estimates, which went into effect for us on January 1, 2020. Under the incurred loss model utilized until 2020, we delayed recognition of losses until it was probable that a loss was incurred. The CECL model represents a dramatic departure from the incurred loss model. The CECL model requires a financial asset (or a group of financial assets) measured at amortized cost basis, such as loans held for investment and held-to-maturity debt securities, to be presented at the net amount expected to be collected (net of the allowance for credit losses). Similarly, the credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses rather than a write-down. In addition, the measurement of expected credit losses will take place at the time the financial asset is first added to the balance sheet (with periodic updates thereafter) and will be based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount.

As such, the CECL model will materially impact how we determine our allowance for loan losses and may require us to significantly increase our allowance for loan losses. Furthermore, we may experience more fluctuations in our allowance for loan losses, which may be significant. If we are required to materially increase our allowance for loan losses, it may negatively impact our financial condition and results of operations.

The adoption of the CECL model required us to recognize a one-time cumulative adjustment to our allowance for loan losses and a liability for potential losses related to the unfunded portion of our loans and commitments in order to fully transition from the incurred loss model to the CECL model.  Upon adoption in the first quarter of 2020, we expect to increase the balance of our allowance for credit losses in a range of $11 million to $14 million and create a liability for potential losses related to the unfunded portion of our loans and commitments in a range of $7 million to $10 million.  The after-tax effect of this is expected to result in a decrease in our retained earnings of $14 million to $18 million.  These estimates are subject to change as material assumptions are refined and model validations are completed as we finalize our first quarter 2020 financial statements. This reduction in retained earnings is not expected to change our well capitalized status.  The federal banking agencies have adopted final rules allowing all banking organizations that experience a reduction in retained earnings from the adoption of CECL to elect a three-year phase-in of the initial adverse impact to regulatory capital.

Uncertainty relating to the LIBOR calculation process and potential phasing out of LIBOR may adversely affect us.

On July 27, 2017, the Chief Executive of the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calibration of LIBOR to the administrator of LIBOR after 2021. The announcement indicated that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR and it is impossible to predict the effect of any such alternatives on the value of LIBOR-based securities and variable rate loans, debentures, or other securities or financial arrangements, given LIBOR's role in determining market interest rates globally. Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR may adversely affect LIBOR rates and the value of LIBOR-based loans and securities in our portfolio and may impact the availability and cost of hedging instruments and borrowings. If LIBOR rates are no longer available, and we are required to implement substitute indices for the calculation of interest rates under our loan agreements with our borrowers, we may incur significant expenses in effecting the transition, and may be subject to disputes or litigation with customers over the appropriateness or comparability to LIBOR of the substitute indices, which could have a material adverse effect on our results of operations and financial condition.

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

Great Southern Bancorp, Inc. is an entity separate and distinct from its principal subsidiary, Great Southern Bank, and derives substantially all of its revenue in the form of dividends from that subsidiary.  Accordingly, Great Southern Bancorp, Inc. is and will be dependent upon dividends from the Bank to pay the principal of and interest on its indebtedness, to satisfy its other cash needs and to pay dividends on its common stock.  The Bank’s ability to pay dividends is subject to its ability to earn net income and to meet certain regulatory requirements.  In the event the Bank is unable to pay dividends to Great Southern Bancorp, Inc., Great Southern Bancorp, Inc. may not be able to pay dividends on its common stock.  Also, Great Southern Bancorp, Inc.’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors.  This includes claims under the liquidation account maintained for the benefit of certain eligible deposit account holders of the Bank established in connection with the Bank’s conversion from the mutual to the stock form of ownership.

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

As of December 31, 2019, we had outstanding $25.8 million aggregate principal amount of junior subordinated debt securities issued in connection with the sale of trust preferred securities by one of our subsidiaries that is a statutory business trust.  We have also guaranteed those trust preferred securities.  The indenture governing the junior subordinated debt securities, together with the related guarantee, prohibits us, subject to limited exceptions, from declaring or paying any dividends or distributions on, or redeeming, repurchasing, acquiring or making any liquidation payments with respect to, any of our capital stock (including any preferred stock and our common stock) at any time when (i) there shall have occurred and be continuing an event of default under the indenture or any event, act or condition that with notice or lapse of time or both would constitute an event of default under the indenture; or (ii) we are in default with respect to payment of any obligations under the related guarantee; or (iii) we have deferred payment of interest on the junior subordinated debt securities. In that regard, we are entitled, at our option but subject to certain conditions, to defer payments of interest on the junior subordinated debt securities from time to time for up to five years.

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

Our charter provides that any person or group who acquires beneficial ownership of our common stock in excess of 10.0% of the outstanding shares may not vote the excess shares.  Accordingly, if you acquire beneficial ownership of more than 10.0% of the outstanding shares of our common stock, your voting rights with respect to the common stock will not be commensurate with your economic interest in the Company.

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

The Company’s Chairman of the Board, William V. Turner, and the Company’s Director, President and Chief Executive Officer, Joseph W. Turner, are father and son, respectively.  Julie Turner Brown, a director of the Company, is the sister of Joseph Turner and the daughter of William Turner.  These three Turner family members hold three of the Company’s nine Board positions.  As of December 31, 2019, they also collectively beneficially owned approximately 2,114,324 shares of the Company’s common stock (excluding 59,250 shares underlying stock options exercisable as of or within 60 days after that date), representing approximately 14.8% of total shares outstanding, though they are subject to the voting limitation provision in our charter which precludes any person or group with beneficial ownership in excess of 10% of total shares outstanding from voting shares in excess of that threshold.   Through their board and management positions and their ownership of the Company’s stock, these three members of the Turner family may exert substantial influence over the direction of the Company and the outcome of Board and stockholder votes.

In addition to the Turner family members, we are aware of other beneficial owners of more than five percent of the outstanding shares of our common stock.  One of these beneficial owners is also a director of the Company.

As of December 31, 2019, one of the Company’s directors, Earl A. Steinert, beneficially owned 940,096 shares of our common stock, representing approximately 6.6% of total shares outstanding.  The shares that can be voted by the Turner family members (1,426,105 shares, per the ten percent voting limitation in our charter) and the shares beneficially owned by Mr. Steinert (940,096) total 2,366,201, representing approximately 16.6% of total shares outstanding.  While they have no agreement to do so, to the extent they vote in the same manner, these stockholders may be able to exercise influence over the management and business affairs of our Company. For example, using their collective voting power, these stockholders may be able to affect the outcome of director elections or block significant transactions, such as a merger or acquisition, or any other matter that might otherwise be favored by other stockholders.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES.

The Company’s corporate offices and operations center are located in Springfield, Missouri.  At December 31, 2019, the Company operated 97 retail banking centers and over 200 automated teller machines ("ATMs") in Missouri, Iowa, Minnesota, Kansas, Nebraska and Arkansas.  Of the 97 banking centers, the Company owns 88 of its locations and 9 were leased for various terms.  The majority of our banking center locations are in southwest and central Missouri, including the Springfield, Mo. metropolitan area, with additional concentrations in the Sioux City, Iowa, Des Moines, Iowa, Quad Cities, Iowa, Minneapolis, Minn., St. Louis Mo. and Kansas City, Mo. metropolitan areas.  The ATMs are located at various banking centers and primarily convenience stores and retail centers located throughout southwest and central Missouri. At December 31, 2019, the Company also operated six commercial and one mortgage loan production offices.  The Company owns one of its loan production office locations and six locations are leased.  All buildings which are owned are owned free of encumbrances or mortgages.  In the opinion of management, the facilities are adequate and suitable for the needs of the Company.  The aggregate net book value of the Company's premises and equipment was $141.9 million and $132.4 million at December 31, 2019 and 2018, respectively.  See also Note 6 of the accompanying audited financial statements, which are included in Item 8 of this Report.

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 4A.  INFORMATION ABOUT OUR EXECUTIVE OFFICERS.

Pursuant to General Instruction G(3) of Form 10-K and the instruction to Item 401 of Regulation S-K, the following information is furnished in lieu of being included in the Registrant's definitive proxy statement.

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

Kevin L Baker.  Mr. Baker, age 52, is Vice President and Chief Credit Officer of the Bank.  He joined the Bank in 2005 and is responsible for the overall credit approval process, commercial and consumer loan collection process and the loan documentation and servicing processes.  Prior to joining the Bank, Mr. Baker was a lending officer at a commercial bank.

John M. Bugh. Mr. Bugh, age 52, is Vice President and Chief Lending Officer of the Bank. He joined the Bank in 2011 and is in charge of all loan production for the Bank, including commercial, residential and consumer loans. Prior to joining the Bank, Mr. Bugh was a lending officer at other commercial banks and was an examiner for the FDIC.

Rex A. Copeland. Mr. Copeland, age 55, is Treasurer of the Company and Senior Vice President and Chief Financial Officer of the Bank. He joined the Bank in 2000 and is responsible for the financial functions of the Company, including the internal and external financial reporting of the Company and its subsidiaries. Mr. Copeland is a Certified Public Accountant. Prior to joining the Bank, Mr. Copeland served other financial services companies in the areas of corporate accounting, internal audit and independent public accounting.

Douglas W. Marrs. Mr. Marrs, age 62, is Secretary of the Company and Secretary, Vice President - Operations of the Bank. He joined the Bank in 1996 and is responsible for all operations functions of the Bank. Prior to joining the Bank, Mr. Marrs was a bank officer in the areas of operations and data processing at a commercial bank.

Linton J. Thomason. Mr. Thomason, age 64, is Vice President - Information Services of the Bank. He joined the Bank in 1997 and is responsible for information services for the Company and all of its subsidiaries and all treasury management sales/operations of the Bank. Prior to joining the Bank, Mr. Thomason was a bank officer in the areas of technology and data processing, operations and treasury management at a commercial bank.

PART II

ITEM 5 MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The Company's Common Stock is listed on The NASDAQ Global Select Market under the symbol "GSBC."

As of December 31, 2019 there were 14,261,052 total shares of common stock outstanding and approximately 2,000 stockholders of record.

The Company's ability to pay dividends is substantially dependent on the dividend payments it receives from the Bank. For a description of the regulatory restrictions on the ability of the Bank to pay dividends to the Company, and the ability of the Company to pay dividends to its stockholders, see "Item 1. Business - Government Supervision and Regulation - Dividends."

Stock Repurchases

On April 18, 2018, the Company's Board of Directors authorized management to repurchase up to 500,000 shares of the Company's outstanding common stock, under a program of open market purchases or privately negotiated transactions. The program does not have an expiration date.  The authorization of this program terminated the previous repurchase program, which was approved in November 2006 with an authorization to repurchase up to 700,000 shares of the Company's outstanding common stock. From time to time, the Company may utilize a pre-arranged trading plan pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934 to repurchase its shares under the current repurchase program.

As indicated below, the Company repurchased the following shares of its common stock during the three months ended December 31, 2019.

	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program (1)

October 1, 2019 - October 31, 2019	—	—	—	466,418
November 1, 2019- November 30, 2019	—	—	—	466,418
December 1, 2019- December 31, 2019	—	—	—	466,418

	—	—	—

__________________
(1)	Amount represents the number of shares available to be repurchased under the current program as of the last calendar day of the month shown.

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

	December 31,
	2019	2018	2017	2016	2015
	(Dollars In Thousands)

Summary Statement of Financial Condition Information:
Assets	$5,015,072	$4,676,200	$4,414,521	$4,550,663	$4,104,189
Loans receivable, net	4,163,224	3,990,651	3,734,505	3,776,411	3,352,797
Allowance for loan losses	40,294	38,409	36,492	37,400	38,149
Available-for-sale securities	374,175	243,968	179,179	213,872	262,856
Other real estate and repossessions, net	5,525	8,440	22,002	32,658	31,893
Deposits	3,960,106	3,725,007	3,597,144	3,677,230	3,268,626
Total borrowings and other interest- bearing liabilities	412,374	397,594	324,097	416,786	406,797
Stockholders' equity (retained
earnings substantially restricted)	603,066	531,977	471,662	429,806	398,227
Common stockholders' equity	603,066	531,977	471,662	429,806	398,227
Average loans receivable	4,155,780	3,910,819	3,814,560	3,659,360	3,235,787
Average total assets	4,855,007	4,503,326	4,460,196	4,370,793	4,067,399
Average deposits	3,889,910	3,556,240	3,598,579	3,475,887	3,203,262
Average stockholders' equity	571,637	498,508	455,704	414,799	438,683
Number of deposit accounts	228,247	227,240	230,456	231,272	217,139
Number of full-service offices	97	99	104	104	110

	For the Year Ended December 31,
	2019	2018	2017	2016	2015
	(In Thousands)
Summary Statement of Income Information:
Interest income:
Loans	$223,047	$198,226	$176,654	$178,883	$177,240
Investment securities and other	11,947	7,723	6,407	6,292	7,111
	234,994	205,949	183,061	185,175	184,351
Interest expense:
Deposits	45,570	27,957	20,595	17,387	13,511
Federal Home Loan Bank advances	—	3,985	1,516	1,214	1,707
Short-term borrowings and repurchase agreements	3,635	765	747	1,137	65
Subordinated debentures issued to capital trust	1,019	953	949	803	714
Subordinated notes	4,378	4,097	4,098	1,578	—
	54,602	37,757	27,905	22,119	15,997
Net interest income	180,392	168,192	155,156	163,056	168,354
Provision for loan losses	6,150	7,150	9,100	9,281	5,519
Net interest income after provision for loan losses	174,242	161,042	146,056	153,775	162,835
Noninterest income:
Commissions	889	1,137	1,041	1,097	1,136
Service charges and ATM fees	20,898	21,695	21,628	21,666	19,841
Net realized gains on sales of loans	2,607	1,788	3,150	3,941	3,888
Net realized gains (losses) on sales of
available-for-sale securities	(62)	2	—	2,873	2
Late charges and fees on loans	1,432	1,622	2,231	1,747	2,129
Gain (loss) on derivative interest rate products	(104)	25	28	66	(43)
Gain recognized on sale of business units	—	7,414	—	—	—
Gain on termination of loss sharing agreements	—	—	7,705	(584)	—
Amortization of income/expense related to business acquisition	—	—	(486)	(6,351)	(18,345)
Other income	5,297	2,535	3,230	4,055	4,973
	30,957	36,218	38,527	28,510	13,581
Noninterest expense:
Salaries and employee benefits	63,224	60,215	60,034	60,377	58,682
Net occupancy expense	26,217	25,628	24,613	26,077	25,985
Postage	3,198	3,348	3,461	3,791	3,787
Insurance	2,015	2,674	2,959	3,482	3,566
Advertising	2,808	2,460	2,311	2,228	2,317
Office supplies and printing	1,077	1,047	1,446	1,708	1,333
Telephone	3,580	3,272	3,188	3,483	3,235
Legal, audit and other professional fees	2,624	3,423	2,862	3,191	2,713
Expense on other real estate and repossessions	2,184	4,919	3,929	4,111	2,526
Partnership tax credit investment amortization	365	575	930	1,681	1,680
Acquired deposit intangible asset amortization	1,190	1,562	1,650	1,910	1,750
Other operating expenses	6,656	6,187	6,878	8,388	6,776
	115,138	115,310	114,261	120,427	114,350

Income before income taxes	90,061	81,950	70,322	61,858	62,066
Provision for income taxes	16,449	14,841	18,758	16,516	15,564
Net income	73,612	67,109	51,564	45,342	46,502
Preferred stock dividends and discount accretion	—	—	—	—	554
Net income available to common shareholders	$73,612	$67,109	$51,564	$45,342	$45,948

	At or For the Year Ended December 31,
	2019	2018	2017	2016	2015
	(Number of shares in thousands)
Per Common Share Data:
Basic earnings per common share	$5.18	$4.75	$3.67	$3.26	$3.33
Diluted earnings per common share	5.14	4.71	3.64	3.21	3.28
Cash dividends declared	2.07	1.20	0.94	0.88	0.86
Book value per common share	42.29	37.59	33.48	30.77	28.67

Average shares outstanding	14,201	14,132	14,032	13,912	13,818
Year-end actual shares outstanding	14,261	14,151	14,088	13,968	13,888
Average fully diluted shares outstanding	14,330	14,260	14,180	14,141	14,000

Earnings Performance Ratios:
Return on average assets(1)	1.52%	1.49%	1.16%	1.04%	1.14%
Return on average stockholders' equity(2)	12.88	13.46	11.32	10.93	12.13
Non-interest income to average total assets	0.64	0.80	0.86	0.65	0.33
Non-interest expense to average total assets	2.37	2.56	2.56	2.76	2.81
Average interest rate spread(3)	3.62	3.75	3.59	3.93	4.44
Year-end interest rate spread	3.28	3.60	3.67	3.60	3.80
Net interest margin(4)	3.95	3.99	3.74	4.05	4.53
Efficiency ratio(5)	54.48	56.41	58.99	62.86	62.85
Net overhead ratio(6)	1.73	1.76	1.70	2.10	2.48
Common dividend pay-out ratio(7)	40.27	25.48	25.82	27.41	26.22

Asset Quality Ratios (8):
Allowance for loan losses/year-end loans	1.00%	0.98%	1.01%	1.04%	1.20%
Non-performing assets/year-end loans and foreclosed assets	0.19	0.29	0.73	1.02	1.28
Allowance for loan losses/non-performing loans	891.66	609.67	324.23	265.60	230.24
Net charge-offs/average loans	0.10	0.13	0.26	0.29	0.20
Gross non-performing assets/year end assets	0.16	0.25	0.63	0.86	1.07
Non-performing loans/year-end loans	0.11	0.16	0.30	0.37	0.49

Balance Sheet Ratios:
Loans to deposits	105.13%	107.13%	103.82%	102.70%	102.58%
Average interest-earning assets as a percentage of average interest-bearing liabilities	127.50	126.47	123.74	121.33	121.60

Capital Ratios:
Average common stockholders' equity to average assets	11.8%	11.1%	10.2%	9.5%	9.4%
Year-end tangible common stockholders' equity to tangible assets(9)	11.9	11.2	10.5	9.2	9.6
Great Southern Bancorp, Inc.:
Tier 1 capital ratio	12.5	11.9	11.4	10.8	11.5
Total capital ratio	15.0	14.4	14.1	13.6	12.6
Tier 1 leverage ratio	11.8	11.7	10.9	9.9	10.2
Common equity Tier 1 ratio	12.0	11.4	10.9	10.2	10.8
Great Southern Bank:
Tier 1 capital ratio	13.1	12.4	12.3	11.8	11.0
Total capital ratio	14.0	13.3	13.2	12.7	12.1
Tier 1 leverage ratio	12.3	12.2	11.7	10.8	9.8
Common equity Tier 1 ratio	13.1	12.4	12.3	11.8	11.0

____________________
(1)	Net income divided by average total assets.
(2)	Net income divided by average stockholders' equity.
(3)	Yield on average interest-earning assets less rate on average interest-bearing liabilities.
(4)	Net interest income divided by average interest-earning assets.
(5)	Non-interest expense divided by the sum of net interest income plus non-interest income.
(6)	Non-interest expense less non-interest income divided by average total assets.
(7)	Cash dividends per common share divided by earnings per common share.
(8)	Excludes assets acquiured in FDIC-assisted transactions.
(9)
Non-GAAP Financial Measure.  For additional information, including a reconciliation to GAAP, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures.”

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

When used in this Annual Report and in other documents filed or furnished by Great Southern Bancorp, Inc. (the “Company”) with the Securities and Exchange Commission (the "SEC"), in the Company's press releases or other public or stockholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "intends" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including, among other things, (i) expected revenues, cost savings, earnings accretion, synergies and other benefits from the Company's  merger and acquisition activities might not be realized within the anticipated time frames or at all, and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, might be greater than expected; (ii) changes in economic conditions, either nationally or in the Company's market areas; (iii) fluctuations in interest rates; (iv) the risks of lending and investing activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses; (v) the possibility of other-than-temporary impairments of securities held in the Company's securities portfolio; (vi) the Company's ability to access cost-effective funding; (vii) fluctuations in real estate values and both residential and commercial real estate market conditions; (viii) demand for loans and deposits in the Company's market areas; (ix) the potential adverse effects of the coronavirus or any other pandemic on the ability of the Company's borrowers to satisfy their obligations to the Company, on the demand for the Company's loans or its other products and services, on other aspects of the Company's business operations and on financial markets and economic growth; (x) the ability to adapt successfully to technological changes to meet customers' needs and developments in the marketplace; (xi) the possibility that security measures implemented might not be sufficient to mitigate the risk of a cyber-attack or cyber theft, and that such security measures might not protect against systems failures or interruptions; (xii) legislative or regulatory changes that adversely affect the Company's business, including, without limitation, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and its implementing regulations, the overdraft protection regulations and customers' responses thereto and the Tax Reform Legislation; (xiii) changes in accounting principles, policies or guidelines; (xiv) monetary and fiscal policies of the Federal Reserve Board and the U.S. Government and other governmental initiatives affecting the financial services industry; (xv) results of examinations of the Company and Great Southern Bank by their regulators, including the possibility that the regulators may, among other things, require the Company to limit its business activities, change its business mix, increase its allowance for loan losses, write-down assets or increase its capital levels, or affect its ability to borrow funds or maintain or increase deposits, which could adversely affect its liquidity and earnings; (xvi) costs and effects of litigation, including settlements and judgments; and (xvii) competition. The Company wishes to advise readers that the factors listed above and other risks described from time to time in documents filed or furnished by the Company with the SEC could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

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

Beginning in 2020, the Company will adopt the new accounting standard related to the Allowance for Credit Losses.  For assets held at amortized cost basis, this standard eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses.  See Note 1 of the accompanying audited financial statements for additional information.

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

Carrying Value of Loans Acquired in FDIC-assisted Transactions and Indemnification Asset

The Company considers that the determination of the carrying value of loans acquired in the FDIC-assisted transactions and the carrying value of the related FDIC indemnification asset involves a high degree of judgment and complexity. The carrying value of the acquired loans and, prior to June 30, 2017, the FDIC indemnification asset reflect management’s best ongoing estimates of the amounts to be realized on each of these assets. The Company has now terminated all loss sharing agreements with the FDIC and, accordingly, no longer has an indemnification asset.  The Company determined initial fair value accounting estimates of the acquired assets and assumed liabilities in accordance with FASB ASC 805, Business Combinations. However, the amount that the Company realizes on its acquired loan assets could differ materially from the carrying value reflected in its financial statements, based upon the timing of collections on the acquired loans in future periods. Because of the loss sharing agreements with the FDIC on certain of these assets, the Company did not expect to incur any significant losses related to these assets. To the extent the actual values realized for the acquired loans are different from the estimates, the indemnification asset was generally impacted in an offsetting manner due to the loss sharing support from the FDIC.  Subsequent to the initial valuation, the Company continued to monitor identified loan pools for changes in estimated cash flows projected for the loan pools, anticipated credit losses and changes in the accretable yield.  Analysis of these variables requires significant estimates and a high degree of judgment.  See Note 4 of the accompanying audited financial statements for additional information regarding the TeamBank, Vantus Bank, Sun Security Bank, InterBank and Valley Bank FDIC-assisted transactions.

As noted above, in 2020, the Company will adopt the new accounting standard related to the Allowance for Credit Losses.  The adoption of this standard will required the Company to reclassify any remaining non-accretable yield adjustment to the Allowance for Credit Losses.  FDIC-assisted acquired loans will still be evaluated in their original pools that were determined at the acquisition date of the loans.  See Note 1 of the accompanying audited financial statements for additional information.

Goodwill and Intangible Assets

Goodwill and intangible assets that have indefinite useful lives are subject to an impairment test at least annually and more frequently if circumstances indicate their value may not be recoverable. Goodwill is tested for impairment using a process that estimates the fair value of each of the Company’s reporting units compared with its carrying value. The Company defines reporting units as a level below each of its operating segments for which there is discrete financial information that is regularly reviewed. As of December 31, 2019, the Company has one reporting unit to which goodwill has been allocated – the Bank. If the fair value of a reporting unit exceeds its carrying value, then no impairment is recorded. If the carrying value amount exceeds the fair value of a reporting unit, further testing is completed comparing the implied fair value of the reporting unit’s goodwill to its carrying value to measure the amount of impairment. Intangible assets that are not amortized will be tested for impairment at least annually by comparing the fair values of those assets to their carrying values. At December 31, 2019, goodwill consisted of $5.4 million at the Bank reporting unit, which included goodwill of $4.2 million that was recorded during 2016 related to the acquisition of 12 branches from Fifth Third Bank.  Other identifiable intangible assets that are subject to amortization are amortized on a straight-line basis over a period of seven years. At December 31, 2019, the amortizable intangible assets consisted of core deposit intangibles of $2.7 million, including $1.9 million related to the Fifth Third Bank transaction in January 2016, $600,000 related to the Valley Bank transaction in June 2014 and $153,000 related to the Boulevard Bank transaction in March 2014.  These amortizable intangible assets are reviewed for impairment if circumstances indicate their value may not be recoverable based on a comparison of fair value. See Note 1 of the accompanying audited financial statements for additional information.

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

Based on the Company’s goodwill impairment testing, management does not believe any of the Company's goodwill or other intangible assets were impaired as of December 31, 2019. While management believes no impairment existed at December 31, 2019, different conditions or assumptions used to measure fair value of the reporting unit, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of the Company’s impairment evaluation in the future.

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

In December 2019, the economy marked its 111th straight month of net job gains with 145,000 jobs added. Hiring was below economists’ estimates of 164,000 added jobs but the national unemployment rate held steady at 3.5%.  The rate compares to a 3.9% rate at December 2018 and is still the lowest rate of unemployed Americans recorded since December 1969.  Employment in health care and in professional and business services continued to trend higher.  As of December 2019, the U.S. labor force participation rate (the share of working-age Americans employed or actively looking for a job) was 63.2% and the employment population ratio was 61.0%, with both ratios unchanged over the past few months. The unemployment rate for the Midwest, where most of the Company’s business is conducted, remained stable and in-line with the national average at 3.5% in December 2019.  Unemployment rates for December 2019 were:  Missouri at 3.3%, Arkansas at 3.6%, Kansas at 3.2%, Iowa at 2.7%, Minnesota at 3.3%, Illinois at 3.7%, Oklahoma at 3.4%, Texas at 3.5%, Georgia at 3.2% and Colorado at 2.5%.  Of the metropolitan areas in which the Company does business, the St. Louis area had the highest unemployment level at 3.3% as of December 2019 while the unemployment rate for the Springfield market areas was at 3.2%, below the national average.  Metropolitan areas in Iowa, Missouri, Nebraska and Minnesota continued to boast unemployment levels amongst the lowest in the nation.

Sales of newly built single-family homes fell 0.4% in December 2019.  However, 2019 was the strongest year for home sales since 2006.  Sales were a seasonally adjusted annual rate of 681,000 according to the U.S. Census Bureau and the Department of Housing and Urban Development estimates increased 10.3% from the 2018 seasonally adjusted annual rate of 617,000.  The median sales price of new houses sold in December 2019 was $331,400, up slightly from $329,700 a year earlier.  The December 2019 average sales price of $382,300 was down slightly from $384,000 a year ago.  The inventory of new homes for sale at the end of December would support 5.7 months’ supply at the current sales pace, down from 6.6 months’ supply as of December 2018.

According to the National Association of Realtors (NAR), U.S. existing-home sales grew to a seasonally adjusted rate of 5.54 million in December 2019.  Overall sales increased by 10.8% from 5.00 million in December 2018. Sales in the Midwest reflected a 1.6% decline from November 2019 but an annual gain of 8.9% during 2019.  On a full-year basis, total existing-home sales ended at 5.34 million, the same level as in 2018, with sales in the South region (+2.2%) offsetting declines in the West (-1.8%) and Midwest (-1.6%).

Total housing inventory at the end of December 2019 was at 1.4 million units, down 14.6% from November 2019 and 8.5% from one year ago (1.53 million units).  Unsold inventory totals have dropped for seven consecutive months and are causing home sales declines due to a lack of inventory.  The median existing home price for all housing types in December 2019 was $274,500, up 7.8% from December 2018.  In the Midwest region, existing home sales decreased 1.5% to an annual rate of 1.30 million units.  The median price in the Midwest was $208,500, a 9.2% increase from December 2018.

First-time buyers accounted for 31% of sales in December 2019, down slightly from 32% seen in November 2019 and December 2018. According to Freddie Mac, the average commitment rate for a 30-year, conventional, fixed-rate mortgage increased to 3.72% in December 2019, down from 3.70% in November 2019. The average commitment rate for all of 2019 was 3.94%, down from 4.54% in 2018.  Since the end of 2019, the average commitment rate for this type of loan has declined further.

The other residential (multi-family) sector rebounded in 2017 - 2019, with demand approaching the highest level on record. National vacancy rates were 6.2% at the end of December 2019, while our market areas reflected the following vacancy levels: Springfield, Mo. at 4.7%, St. Louis at 9.1%, Kansas City at 7.3%, Minneapolis at 4.6%, Tulsa, Okla. at 8.8%, Dallas-Fort Worth at 8.2% , Chicago at 6.5%, Atlanta at 8.5% and Denver at 7.9%.  Transaction volume has slowed, but pricing has remained on an upward trajectory.  Cap rates are still at low levels. Continued increase in the homeownership rate is the largest risk to the apartment sector. Vacancy rates have increased somewhat in a few of our markets, partially due to the volume of units coming on-line. Developers continue to favor more-expensive submarkets. Despite the decline in affordability and rigid mortgage origination standards, about two-thirds of consumers still believe now is a good time to buy a home, according to a recent University of Michigan consumer survey. The homeownership rate has risen by more than a percentage point since 2016, to 64.2% in 2019. Per information provided by Integra IRR Viewpoint, the overwhelming majority of other residential (multi-family) markets across the country are deemed to be in expansion with all of the Company’s market areas in the expansion phase with the exception of Denver and Atlanta - currently in a hyper-supply phase. Those markets in hyper-supply phase exhibit increasing vacancy rates, moderate/high new construction, low/negative absorption, moderate/low employment growth and medium/low rental rate growth.

Macroeconomic basics such as low unemployment, expectations of continued job growth and sold economies are considered strong for the office sector.  Per Integra, nationally approximately 63% of the suburban office markets are in an expansion market cycle -- characterized by decreasing vacancy rates, moderate/high new construction, high absorption, moderate/high employment growth and medium/high rental rate growth.  While most markets are in recovery or expansion, risk is anticipated to increase in the coming years. The Company’s larger market areas in the suburban office market cycle include; Minneapolis, Dallas-Ft. Worth, and St. Louis.  Tulsa, Okla., Chicago and Kansas City are currently in the recovery/expansion market cycle -- typified by decreasing vacancy rates, low new construction, moderate absorption, low/moderate employment growth and negative/low rental rate growth.

The continued rise of e-commerce has disrupted the retail market segment significantly.  In the third quarter of 2019, e-commerce sales accounted for 11.2% of total sales with more than $145 billion in online transactions.  E-commerce is projected to grow its share to 16.2% by 2023, according to industry source eMarketer.  This means 55% of all additional retail sales for the next four years will be internet-based, as opposed to the remaining 45% of growth captured by brick and mortar facilities.  Approximately 54% of the retail sector is in the expansion phase of the market cycle, with another 35% in recovery mode and the remaining 11% in hyper-supply and recession.  The Company’s larger market areas in the retail expansion market segments are: Chicago, Kansas City, Dallas-Ft. Worth, and St. Louis.  Denver and Minneapolis are in the hyper-supply cycle. The Atlanta and Tulsa, Okla. markets are each in recovery phase.

The industrial segment, once concentrated in manufacturing, is now epitomized by a dense network of warehousing, distribution, logistics, and R&D/Flex properties, which is the conduit of the current global e-commerce revolution.  All of the Company’s larger industrial market areas are included in the expansion cycle with prospects of continuing good economic growth.  Three market areas, Chicago, Minneapolis and Kansas City, are in the latter stages of the expansion cycle.

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

The terminations of the loss sharing agreements for the TeamBank, Vantus Bank, Sun Security Bank and InterBank transactions have had no impact on the yields for the loans that were previously covered under these agreements, as the remaining accretable yield adjustments that affect interest income have not been changed and will continue to be recognized for all FDIC-assisted transactions in the same manner as they have been previously. All post-termination recoveries, gains, losses and expenses related to these previously covered assets are recognized entirely by Great Southern Bank since the FDIC no longer shares in such gains or losses. Accordingly, the Company’s earnings are positively impacted to the extent the Company recognizes gains on any sales or recoveries in excess of the carrying value of such assets. Similarly, the Company’s earnings are negatively impacted to the extent the Company recognizes expenses, losses or charge-offs related to such assets.  After 2017, there are no effects on non-interest income (expense) related to adjustments or amortization of the indemnification assets for Team Bank, Vantus Bank, Sun Security Bank or InterBank.  All rights and obligations of the Bank and the FDIC under the terminated loss sharing agreements, including the settlement of all existing loss sharing and expense reimbursement claims, have been resolved and terminated.

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

In the year ended December 31, 2019, Great Southern's total assets increased $338.9 million, or 7.2%, from $4.68 billion at December 31, 2018, to $5.02 billion at December 31, 2019. Full details of the current year changes in total assets are provided in the “Comparison of Financial Condition at December 31, 2019 and December 31, 2018” section.

Loans.  In the year ended December 31, 2019, Great Southern's net loans increased $165.0 million, or 4.1%, from $3.99 billion at December 31, 2018, to $4.15 billion at December 31, 2019.  Excluding FDIC-assisted acquired loans and mortgage loans held for sale, total gross loans increased $99.2 million, or 2.1%, from December 31, 2018 to December 31, 2019.  This increase was primarily in commercial real estate loans, owner occupied one- to four-family residential loans and other residential (multi-family) loans.  These increases were partially offset by decreases in construction loans and consumer auto loans.  FDIC-assisted acquired loan portfolios decreased $40.4 million.  As loan demand is affected by a variety of factors, including general economic conditions, and because of the competition we face and our focus on pricing discipline and credit quality, we cannot be assured that our loan growth will match or exceed the level of increases achieved in 2019 or prior years.  The Company's strategy continues to be focused on maintaining credit risk and interest rate risk at appropriate levels.

Recent loan growth has occurred in several loan types, primarily construction loans, other residential (multi-family) real estate loans and commercial real estate loans and in most of Great Southern's primary lending locations, including Springfield, St. Louis, Kansas City, Des Moines and Minneapolis, as well as the loan production offices in Atlanta, Chicago, Dallas, Denver, Omaha and Tulsa.  Certain minimum underwriting standards and monitoring help assure the Company's portfolio quality. Great Southern's loan committee reviews and approves all new loan originations in excess of lender approval authorities.  Generally, the Company considers commercial construction, consumer, and commercial real estate loans to involve a higher degree of risk compared to some other types of loans, such as first mortgage loans on one- to four-family, owner-occupied residential properties.  For commercial real estate, commercial business and construction loans, the credits are subject to an analysis of the borrower's and guarantor's financial condition, credit history, verification of liquid assets, collateral, market analysis and repayment ability.  It has been, and continues to be, Great Southern's practice to verify information from potential borrowers regarding assets, income or payment ability and credit ratings as applicable and as required by the authority approving the loan.  To minimize construction risk, projects are monitored as construction draws are requested by comparison to budget and with progress verified through property inspections.  The geographic and product diversity of collateral, equity requirements and limitations on speculative construction projects help to mitigate overall risk in these loans. Underwriting standards for all loans also include loan-to-value ratio limitations which vary depending on collateral type, debt service coverage ratios or debt payment to income ratio guidelines, where applicable, credit histories, use of guaranties and other recommended terms relating to equity requirements, amortization, and maturity.  Consumer loans are primarily secured by new and used motor vehicles and these loans are also subject to certain minimum underwriting standards to assure portfolio quality.  Great Southern's consumer underwriting and pricing standards were fairly consistent over the past several years through the first half of 2016.  In response to a more challenging consumer credit environment, the Company tightened its underwriting guidelines on automobile lending in the latter part of 2016.  Management took this step in an effort to improve credit quality in the portfolio and lower delinquencies and charge-offs.  The underwriting standards employed by Great Southern for consumer loans include a determination of the applicant's payment history on other debts, credit scores, employment history and an assessment of ability to meet existing obligations and payments on the proposed loan.  In 2019, the Company made the decision to discontinue indirect auto loan originations.

Of the total loan portfolio at December 31, 2019 and 2018, 87.2% and 84.4%, respectively, was secured by real estate, as this is the Bank’s primary focus in its lending efforts.  At December 31, 2019 and 2018, commercial real estate and commercial construction loans were 47.6% and 49.7% of the Bank’s total loan portfolio (excluding loans acquired through FDIC-assisted transactions), respectively.  Commercial real estate and commercial construction loans generally afford the Bank an opportunity to increase the yield on, and the proportion of interest rate sensitive loans in, its portfolio.  They do, however, present somewhat greater risk to the Bank because they may be more adversely affected by conditions in the real estate markets or in the economy generally.  At December 31, 2019 and 2018, loans made in the Springfield, Mo. metropolitan statistical area (Springfield MSA) were 9% and 9% of the Bank’s total loan portfolio (excluding loans acquired through FDIC-assisted transactions), respectively.  The Company’s headquarters are located in Springfield and we have operated in this market since 1923.  Because of our large presence and experience in the Springfield MSA, many lending opportunities exist.  However, if the economic conditions of the Springfield MSA were worse than those of other market areas in which we operate or the national economy overall, the performance of these loans could decline comparatively.  At December 31, 2019 and 2018, loans made in the St. Louis, Mo. metropolitan statistical area (St. Louis MSA) were 17% and 19% of the Bank’s total loan portfolio (excluding loans acquired through FDIC-assisted transactions), respectively.  The Company’s expansion into the St. Louis MSA beginning in May 2009 has provided an opportunity to not only expand its markets and provide diversification from the Springfield MSA, but also has provided access to a larger economy with increased lending opportunities despite higher levels of competition.  Loans made in the St. Louis MSA are primarily commercial real estate, commercial business and other residential (multi-family) loans which are less likely to be impacted by the higher levels of unemployment rates, as mentioned above under “Current Economic Conditions,” than if the focus were on one- to four-family residential and consumer loans.  For further discussions of the Bank’s loan portfolio, and specifically, commercial real estate and commercial construction loans, see “Item 1. Business – Lending Activities.”

The percentage of fixed-rate loans in our loan portfolio has been as much as 58% in recent years and was 50% as of December 31, 2019.  This was due to customer preference for fixed rate loans during this period of relatively low interest rates.  The majority of the increase in fixed rate loans over the past few years was in commercial construction and commercial real estate, both of which typically have short durations within our portfolio.  Of the total amount of fixed rate loans in our portfolio as of December 31, 2019, approximately 79% mature within one to five years and therefore are not considered to create significant long-term interest rate risk for the Company.  Fixed rate loans make up only a portion of our balance sheet and our overall interest rate risk strategy.  As of December 31, 2019, our interest rate risk models indicated a one-year interest rate earnings sensitivity position that is modestly positive in an increasing rate environment.  For further discussion of our interest rate sensitivity gap and the processes used to manage our exposure to interest rate risk, see “Quantitative and Qualitative Disclosures About Market Risk – How We Measure the Risks to Us Associated with Interest Rate Changes.” For discussion of the risk factors associated with interest rate changes, see “Risk Factors – We may be adversely affected by interest rate changes.”

While our policy allows us to lend up to 95% of the appraised value on one-to four-family residential properties, originations of loans with loan-to-value ratios at that level are minimal.  Private mortgage insurance is typically required for loan amounts above the 80% level.  Few exceptions occur and would be based on analyses which determined minimal transactional risk to be involved.  We consider these lending practices to be consistent with or more conservative than what we believe to be the norm for banks our size.  At December 31, 2019 and 2018, an estimated 0.0% and 0.1%, respectively, of total owner occupied one- to four-family residential loans had loan-to-value ratios above 100% at origination.  At December 31, 2019 and 2018, an estimated 0.6% and 0.9%, respectively, of total non-owner occupied one- to four-family residential loans had loan-to-value ratios above 100% at origination.

At December 31, 2019, troubled debt restructurings totaled $1.9 million, or 0.05% of total loans, down $5.0 million from $6.9 million, or 0.17% of total loans, at December 31, 2018.  Concessions granted to borrowers experiencing financial difficulties may include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.  For troubled debt restructurings occurring during the year ended December 31, 2019, five loans totaling $34,000 were restructured into multiple new loans.  For troubled debt restructurings occurring during the year ended December 31, 2018, five loans totaling $31,000 were restructured into multiple new loans.  For further information on troubled debt restructurings, see Note 3 of the accompanying audited financial statements, which are included in Item 8 of this report.

Loans that were acquired through FDIC-assisted transactions, which are accounted for in pools, are currently included in the analysis and estimation of the allowance for loan losses.  If expected cash flows to be received on any given pool of loans decreases from previous estimates, then a determination is made as to whether the loan pool should be charged down or the allowance for loan losses should be increased (through a provision for loan losses).  As noted above, the loss sharing agreements for Team Bank, Vantus Bank and Sun Security Bank were terminated on April 26, 2016 and the loss sharing agreements for InterBank were terminated on June 9, 2017.  Acquired loans are described in detail in Note 4 of the accompanying audited financial statements, included in Item 8 of this Report.  For acquired loan pools, the Company may allocate, and at December 31, 2019, has allocated, a portion of its allowance for loan losses related to these loan pools in a manner similar to how it allocates its allowance for loan losses to those loans which are collectively evaluated for impairment.

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

Available-for-sale Securities.  In the year ended December 31, 2019, available-for-sale securities increased $130.2 million, or 53.4%, from $244.0 million at December 31, 2018, to $374.2 million at December 31, 2019.  The increase was primarily due to the purchase of FNMA and GNMA fixed-rate multi-family mortgage-backed securities and FNMA and GNMA fixed rate collateralized mortgage obligation securities, partially offset by calls of municipal securities and normal monthly payments received related to the portfolio of mortgage-backed securities.

Deposits.  The Company attracts deposit accounts through its retail branch network, correspondent banking and corporate services areas, and brokered deposits. The Company then utilizes these deposit funds, along with FHLBank advances and other borrowings, to meet loan demand or otherwise fund its activities. In the year ended December 31, 2019, total deposit balances increased $235.1 million, or 6.3%.  Transaction account balances increased $105.4 million and retail certificates of deposit increased $84.9 million compared to December 31, 2018.  The increase in transaction accounts were primarily a result of increases in money market deposit accounts and certain NOW account types.  Retail certificates of deposit increased due to an increase of approximately $127 million in certificates of deposit opened through the Company’s internet deposit acquisition channels during 2019, partially offset by a decrease of approximately $49 million in retail certificates generated through our banking centers.  Some of these deposits were generated as a result of our rates intentionally being in the top tier compared to our competitors in the internet channels during 2019.  Brokered deposits, including CDARS program purchased funds, were $371.7 million at December 31, 2019, an increase of $44.8 million from $326.9 million at December 31, 2018.

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

Federal Home Loan Bank Advances and Short Term Borrowings.  The Company’s Federal Home Loan Bank term advances were $-0- at both December 31, 2019 and December 31, 2018.  At December 31, 2019 and 2018, there were no borrowings from the FHLBank, other than overnight advances, which are included in the short term borrowings category.

Short term borrowings and other interest-bearing liabilities increased $35.5 million from $192.7 million at December 31, 2018 to $228.2 million at December 31, 2019.  The short term borrowings included overnight FHLBank borrowings of $196.0 million at December 31, 2019 and $178.0 million at December 31, 2018. The Company utilizes both overnight borrowings and short-term FHLBank advances depending on relative interest rates.

Net Interest Income and Interest Rate Risk Management.  Our net interest income may be affected positively or negatively by changes in market interest rates. A large portion of our loan portfolio is tied to one-month LIBOR, three-month LIBOR or the "prime rate" and adjusts immediately or shortly after the index rate adjusts (subject to the effect of contractual interest rate floors on some of the loans, which are discussed below).  We monitor our sensitivity to interest rate changes on an ongoing basis (see "Quantitative and Qualitative Disclosures About Market Risk").  In addition, our net interest income has been impacted by changes in the cash flows expected to be received from acquired loan pools.  As described in Note 4 of the accompanying audited financial statements, included in Item 8 of this report, the Company’s evaluation of cash flows expected to be received from acquired loan pools has been on-going and increases in cash flow expectations have been recognized as increases in accretable yield through interest income.  Decreases in cash flow expectations have been recognized as impairments through the allowance for loan losses.

The current level and shape of the interest rate yield curve poses challenges for interest rate risk management. Prior to its increase of 0.25% on December 16, 2015, the FRB had last changed interest rates on December 16, 2008. This was the first rate increase since September 29, 2006.  The FRB also implemented rate change increases of 0.25% on eight additional occasions beginning December 14, 2016 and through December 31, 2018, with the Federal Funds rate reaching as high as 2.50%.  After December 2018, the FRB paused its rate increases and, in July, September and October 2019, implemented rate change decreases of 0.25% on each of those occasions. At December 31, 2019, the Federal Funds rate stood at 1.75%.  A substantial portion of Great Southern’s loan portfolio ($1.89 billion at December 31, 2019) is tied to the one-month or three-month LIBOR index and will be subject to adjustment at least once within 90 days after December 31, 2019.  Of these loans, $1.71 billion had interest rate floors.  Great Southern also has a portfolio of loans ($210 million at December 31, 2019) tied to a "prime rate" of interest and will adjust immediately with changes to the "prime rate" of interest.  A rate cut by the FRB generally would have an anticipated immediate negative impact on the Company's net interest income due to the large total balance of loans tied to the one-month or three-month LIBOR index and will be subject to adjustment at least once within 90 days or loans which generally adjust immediately as the Federal Funds rate adjusts. Interest rate floors may at least partially mitigate the negative impact of interest rate decreases.  Loans at their floor rates are, however, subject to the risk that borrowers will seek to refinance elsewhere at the lower market rate.  Because the Federal Funds rate is still generally low, there may also be a negative impact on the Company's net interest income due to the Company's inability to significantly lower its funding costs in the current competitive rate environment, although interest rates on assets may decline further. Conversely, interest rate increases would normally result in increased interest rates on our LIBOR-based and prime-based loans. As of December 31, 2019, Great

Southern's interest rate risk models indicate that, generally, rising interest rates are expected to have a positive impact on the Company's net interest income, while declining interest rates are expected to have a negative impact on net interest income. We model various interest rate scenarios for rising and falling rates, including both parallel and non-parallel shifts in rates. The results of our modeling indicate that net interest income is not likely to be significantly affected either positively or negatively in the first twelve months following a rate change, regardless of any changes in interest rates, because our portfolios are relatively well matched in a twelve-month horizon. The effects of interest rate changes, if any, on net interest income are expected to be greater in the 12 to 36 months following rate changes. During the latter half of 2019, we did experience some compression of our net interest margin percentage due to 0.75% of Federal Funds rate cuts over a 12-week period during July through October.  Margin compression primarily resulted from generally unchanged average interest rates on deposits and certain borrowings and lower yields on loans and other interest-earning assets.  LIBOR interest rates have decreased, putting pressure on loan yields, and strong pricing competition for loans and deposits remains in most of our markets.  For further discussion of the processes used to manage our exposure to interest rate risk, see “Quantitative and Qualitative Disclosures About Market Risk – How We Measure the Risks to Us Associated with Interest Rate Changes.”

Non-Interest Income and Operating Expenses.  The Company's profitability is also affected by the level of its non-interest income and operating expenses. Non-interest income consists primarily of service charges and ATM fees, late charges and prepayment fees on loans, gains on sales of loans and available-for-sale investments and other general operating income.  In 2017, increases in the cash flows expected to be collected from the FDIC-covered loan portfolios resulted in amortization (expense) recorded relating to reductions of expected reimbursements under the loss sharing agreements with the FDIC, which were recorded as indemnification assets.  This is no longer the case for the InterBank transaction subsequent to June 2017 (due to the termination of the related loss sharing agreements effective as of that date).  Therefore, no further amortization (expense) will be recorded relating to the reductions of expected reimbursements under the loss sharing agreements with the FDIC as all indemnification assets and other balances due to/from the FDIC have been settled.  The Company recorded a gain in non-interest income during 2017 related to the termination of the InterBank loss sharing agreements.  Non-interest income may also be affected by the Company's interest rate derivative activities, if the Company chooses to implement derivatives.

Operating expenses consist primarily of salaries and employee benefits, occupancy-related expenses, expenses related to foreclosed assets, postage, FDIC deposit insurance, advertising and public relations, telephone, professional fees, office expenses and other general operating expenses.  Details of the current period changes in non-interest income and non-interest expense are provided under “Results of Operations and Comparison for the Years Ended December 31, 2019 and 2018.”

Business Initiatives

The Company implemented several business and operational initiatives in 2019.

For the long-term success of the Company, the performance of all business lines is regularly evaluated.  From this review, a Business Banking initiative was implemented in 2019 to increase the Company’s focus on serving the lending needs of business owners. The Business Banking group works with established operating businesses by providing lines of credit, equipment loans, and commercial real estate loans, as well as cash management and depository services.

In the first quarter of 2019, the Company exited the indirect automobile lending business, which provided financing for customers of automobile dealerships. Market forces, including strong rate competition for well qualified borrowers, made indirect lending through automobile dealerships a significant barrier to efficient and profitable operations over the long term. The Company continues to offer direct consumer loans as normal through its extensive banking center network.

The Company’s 97 banking centers are also consistently reviewed to measure performance and to ensure responsiveness to changing customer needs and preferences. As such, the Company may open banking centers and invest resources where customer demand leads, and from time to time, consolidate banking centers or even exit markets when conditions dictate.

As a complement to its internal evaluation process, at the end of 2019, the Company engaged a third-party vendor to begin analyzing all banking center facilities and the in-branch customer experience to ensure that this physical access channel is efficiently evolving to the changing landscape.

Several banking center changes were initiated in 2019. In April 2019, the Company consolidated its Fayetteville, Arkansas, location into its Rogers, Arkansas, banking center. The Fayetteville office opened in 2014 and did not meet performance expectations. The Company now operates one banking center in Arkansas.

In September 2019, the Company consolidated its Ames, Iowa, banking center into its North Ankeny, Iowa office. The Company entered the Ames market with only one banking center through an FDIC-assisted acquisition in 2014.  The Ames office building was sold during the fourth quarter of 2019.  The Company now operates 18 banking centers in Iowa.

During the fourth quarter of 2019, several banking center improvement projects began or were already underway. In the Parsons, Kansas, market, remodeling is proceeding on the downtown office at 1900 Main, which includes the addition of drive-through banking lanes. Once completed in mid-2020, the nearby drive-through facility will be consolidated into the downtown office, leaving one office serving the Parsons market.

In the Joplin market, the Company recently purchased a banking facility vacated by another financial institution. This facility is located in close proximity to other current Great Southern banking centers.  After a contractual black-out period that ends in April 2021, the Company expects to consolidate some of these existing operations into the purchased facility, which provides better customer accessibility.

The two-story office in Rogers, Arkansas is currently being remodeled to move the commercial lending offices from the second floor to space adjacent to the retail banking center offices on the first floor. The space vacated on the second floor is expected to be leased to third parties. Four other third-party tenants also lease space in this facility. The banking center at 1701 W. Jackson in Ozark, Missouri, is also undergoing construction to reconfigure excess space to be leased to third parties.

The Company continues to develop or enhance its technology platforms. During the first quarter of 2019, the Company upgraded its online account opening platform to provide a faster and easier customer experience. The online platform, available on GreatSouthernBank.com, allows customers within and beyond the Company’s geographic footprint to conveniently open certain depository accounts.

The Company’s retail online banking platform and mobile banking application are currently being upgraded to enhance customer functionality and convenience. The new platform and app are expected to be available to customers during the second quarter of 2020.

A transition to a new debit card payment processing vendor was completed at the end of January 2020. The move to MasterCard as the payment processing partner allows for more streamlined processing of debit card transactions and the ability to more quickly respond to advancing technology.

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

Dodd-Frank Act.  In 2010, sweeping financial regulatory reform legislation entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act implemented far-reaching changes across the financial regulatory landscape.  Certain aspects of the Dodd-Frank Act have been affected by the recently Economic Growth Act, as defined and discussed below under “-Economic Growth Act.”
Capital Rules. The federal banking agencies have adopted regulatory capital rules that substantially amend the risk-based capital rules applicable to the Bank and the Company. The rules implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. “Basel III” refers to various documents released by the Basel Committee on Banking Supervision. For the Company and the Bank, the general effective date of the rules was January 1, 2015, and, for certain provisions, various phase-in periods and later effective dates apply. The chief features of these rules are summarized below.

The rules refine the definitions of what constitutes regulatory capital and add a new regulatory capital element, common equity Tier 1 capital. The minimum capital ratios are (i) a common equity Tier 1 (“CET1”) risk-based capital ratio of 4.5%; (ii) a Tier 1 risk-based capital ratio of 6%; (iii) a total risk-based capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4%. In addition to the minimum capital ratios, the rules include a capital conservation buffer, under which a banking organization must have CET1 more than 2.5% above each of its minimum risk-based capital ratios in order to avoid restrictions on paying dividends, repurchasing shares, and paying certain discretionary bonuses.  The capital conservation buffer requirement began phasing in on January 1, 2016 when a buffer greater than 0.625% of risk-weighted assets was required, which amount increased an equal amount each year until the buffer requirement of greater than 2.5% of risk-weighted assets became fully implemented on January 1, 2019.

Effective January 1, 2015, these rules also revised the prompt corrective action framework, which is designed to place restrictions on insured depository institutions if their capital levels show signs of weakness. Under the revised prompt corrective action requirements, insured depository institutions are required to meet the following in order to qualify as “well capitalized:” (i) a common equity Tier 1 risk-based capital ratio of at least 6.5%, (ii) a Tier 1 risk-based capital ratio of at least 8%, (iii) a total risk-based capital ratio of at least 10% and (iv) a Tier 1 leverage ratio of 5%, and must not be subject to an order, agreement or directive mandating a specific capital level.

Economic Growth Act. In May 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act (the “Economic Growth Act”), was enacted to modify or eliminate certain financial reform rules and regulations, including some implemented under the Dodd-Frank Act. While the Economic Growth Act maintains most of the regulatory structure established by the Dodd-Frank Act, it amends certain aspects of the regulatory framework for small depository institutions with assets of less than $10 billion and for large banks with assets of more than $50 billion. Many of these amendments could result in meaningful regulatory changes.
The Economic Growth Act, among other matters, expands the definition of qualified mortgages which may be held by a financial institution and simplifies the regulatory capital rules for financial institutions and their holding companies with total consolidated assets of less than $10 billion by instructing the federal banking regulators to establish a single “Community Bank Leverage Ratio” of between 8 and 10 percent. Any qualifying depository institution or its holding company that exceeds the “Community Bank Leverage Ratio” will be considered to have met generally applicable leverage and risk-based regulatory capital requirements and any qualifying depository institution that exceeds the new ratio will be considered “well-capitalized” under the prompt corrective action rules. Effective January 1, 2020, the Community Bank Leverage Ratio is 9.0%.

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

Comparison of Financial Condition at December 31, 2019 and December 31, 2018

During the year ended December 31, 2019, total assets increased by $338.9 million to $5.02 billion. The increase was primarily attributable to increases in loans receivable and available-for-sale investment securities.

Cash and cash equivalents were $220.2 million at December 31, 2019, an increase of $17.5 million, or 8.6%, from $202.7 million at December 31, 2018.  During 2019, cash increased primarily due to increases in interest-bearing deposits.  This increase in cash was partially offset by funding the origination of loans and purchase of available for sale securities.

The Company’s available for sale securities increased $130.2 million, or 53.4%, compared to December 31, 2018.  The increase was primarily due to the purchase of FNMA and GNMA fixed-rate multi-family mortgage-backed securities and agency collateralized mortgage obligation securities, partially offset by calls of municipal securities and normal monthly payments received related to the portfolio of mortgage-backed securities.  The available-for-sale securities portfolio was 7.5% and 5.2% of total assets at December 31, 2019 and 2018, respectively.

Net loans increased $165.0 million from December 31, 2018, to $4.15 billion at December 31, 2019.  Excluding FDIC-assisted acquired loans and mortgage loans held for sale, total gross loans (including the undisbursed portion of loans) increased $99.2 million, or 2.1%, from December 31, 2018 to December 31, 2019. Increases primarily occurred in commercial real estate loans, other residential (multi-family) loans and one- to four-family residential mortgage loans.  Outstanding and undisbursed balances of commercial real estate loans increased $122.7 million, or 8.9%, one- to four-family residential loans increased $108.1 million, or 27.1%, and other residential (multi-family) loans increased $81.1 million, or 10.3%.  Partially offsetting the increases in these loans were a reduction of $88.3 million, or 5.9%, in commercial construction loans, a decrease of $101.7 million, or 40.1%, in consumer auto loans and a decrease of $40.4 million, or 24.1%, in the FDIC-assisted acquired loan portfolios.

Other real estate owned and repossessions were $5.5 million at December 31, 2019, a decrease of $2.9 million, or 34.5%, from $8.4 million at December 31, 2018.  The decrease was primarily due to sales of other real estate properties and properties which were not acquired through foreclosure during the period, and is discussed in more detail in the Non-performing Assets section below.

Total liabilities increased $267.8 million from $4.14 billion at December 31, 2018 to $4.41 billion at December 31, 2019. The increase was primarily attributable to an increase in deposits and short-term borrowings, partially offset by a decrease in securities sold under reverse repurchase agreements.

Total deposits increased $235.1 million, or 6.3%, from $3.73 billion at December 31, 2018 to $3.96 billion at December 31, 2019.  Customer retail certificates initiated through our banking center network decreased by $49.5 million during the year ended December 31, 2019 and certificates of deposit opened through the Company's internet deposit acquisition channels increased by $127.1 million.  Brokered deposits, including CDARS program purchased funds, were $371.7 million at December 31, 2019, an increase of $44.8 million from $326.9 million at December 31, 2018.

The Company’s Federal Home Loan Bank advances were $-0- at both December 31, 2019 and 2018.  At both December 31, 2019 and 2018, there were no borrowings from the FHLBank, other than overnight borrowings, which are included in the short term borrowings category.  The Company utilizes both overnight borrowings and short-term FHLBank advances depending on relative interest rates.

Short term borrowings and other interest-bearing liabilities increased $35.5 million from $192.7 million at December 31, 2018 to $228.2 million at December 31, 2019.  The short term borrowings included overnight FHLBank borrowings of $196.0 million at December 31, 2019 and $178.0 million at December 31, 2018.

Securities sold under reverse repurchase agreements with customers decreased $21.1 million, or 20.0%, from $105.3 million at December 31, 2018 to $84.2 million at December 31, 2019. These balances fluctuate over time based on customer demand for this product.

Total stockholders' equity increased $71.1 million from $532.0 million at December 31, 2018 to $603.1 million at December 31, 2019.  The Company recorded net income of $73.6 million for the year ended December 31, 2019.  Accumulated other comprehensive income increased $22.6 million due to increases in the fair value of available-for-sale investment securities and the fair value of cash flow hedges.  In addition, total stockholders’ equity increased $5.1 million due to stock option exercises.  Dividends declared on common stock, which decreased total stockholders’ equity, were $29.4 million. Total stockholders’ equity also decreased $849,000 due to repurchases of the Company’s common stock.

Results of Operations and Comparison for the Years Ended December 31, 2019 and 2018

General

Net income increased $6.5 million, or 9.7%, during the year ended December 31, 2019, compared to the year ended December 31, 2018.  Net income was $73.6 million for the year ended December 31, 2019 compared to $67.1 million for the year ended December 31, 2018.  This increase was due to an increase in net interest income of $12.2 million, or 7.3%, a decrease in provision for loan losses of $1.0 million, or 14.0%, and a decrease in non-interest expenses of $172,000, or 0.1%, partially offset by a decrease in non-interest income of $5.3 million, or 14.5%, and an increase in provision for income taxes of $1.6 million, or 10.8%.  Net income available to common shareholders was $73.6 million for the year ended December 31, 2019 compared to $67.1 million for the year ended December 31, 2018.

Total Interest Income

Total interest income increased $29.0 million, or 14.1%, during the year ended December 31, 2019 compared to the year ended December 31, 2018. The increase was due to a $24.8 million, or 12.5%, increase in interest income on loans and a $4.2 million, or 54.7%, increase in interest income on investment securities and other interest-earning assets.  Interest income on loans increased in 2019 compared to 2018 due to higher average rates of interest and higher average balances of loans.  Interest income from investment securities and other interest-earning assets increased during 2019 compared to 2018 due to higher average rates of interest and higher average balances.

Interest Income – Loans

During the year ended December 31, 2019 compared to the year ended December 31, 2018, interest income on loans increased due to higher average interest rates and higher average balances.  Interest income increased $12.0 million as the result of higher average interest rates on loans.  The average yield on loans increased from 5.07% during the year ended December 31, 2018 to 5.37% during the year ended December 31, 2019.  Interest income increased $12.8 million as a result of higher average loan balances, which increased from $3.91 billion during the year ended December 31, 2018, to $4.16 billion during the year ended December 31, 2019.  The higher average balances were primarily due to organic loan growth in commercial real estate loans, one- to four- family residential loans, and other residential (multi-family) loans, partially offset by decreases in consumer loans.

On an on-going basis, the Company has estimated the cash flows expected to be collected from the acquired loan pools. For each of the loan portfolios acquired, the cash flow estimates have increased, based on the payment histories and the collection of certain loans, thereby reducing loss expectations of certain loan pools, resulting in adjustments to be spread on a level-yield basis over the remaining expected lives of the loan pools. The entire amount of the discount adjustment has been and will be accreted to interest income over time.  For the years ended December 31, 2019 and 2018, the adjustments increased interest income and pre-tax income by $7.4 million and $5.1 million, respectively.

As of December 31, 2019, the remaining accretable yield adjustment that will affect interest income was $7.6 million.  Of the remaining adjustments affecting interest income, we expect to recognize $5.6 million of interest income during 2020. In the first quarter of 2020, we will adopt the new accounting standard related to accounting for credit losses.  With the adoption of this standard, there will be no more reclassification of discounts from non-accretable to accretable subsequent to December 31, 2019.  All adjustments made prior to December 31, 2019 will continue to be accreted to interest income. Apart from the yield accretion, the average yield on loans was 5.19% during the year ended December 31, 2019, compared to 4.94% during the year ended December 31, 2018, as a result of higher current market rates on adjustable rate loans and new loans originated during the year.

In October 2018, the Company entered into an interest rate swap transaction as part of its ongoing interest rate management strategies to hedge the risk of its floating rate loans.  The notional amount of the swap is $400 million with a termination date of October 6, 2025.  Under the terms of the swap, the Company will receive a fixed rate of interest of 3.018% and will pay a floating rate of interest equal to one-month USD-LIBOR.  The floating rate will be reset monthly and net settlements of interest due to/from the counterparty will also occur monthly.  The floating rate of interest was 1.710% as of December 31, 2019.  Therefore, in the near term, the Company will receive net interest settlements which will be recorded as loan interest income, to the extent that the fixed rate of interest continues to exceed one-month USD-LIBOR.  If USD-LIBOR exceeds the fixed rate of interest in future periods, the Company will be required to pay net settlements to the counterparty and will record those net payments as a reduction of interest income on loans.  The Company recorded loan interest income of $3.1 million and $673,000 during the years ending December 31, 2019 and 2018, respectively, related to this interest rate swap.

In March 2020, the Company and its swap counterparty mutually agreed to terminate the $400 million interest rate swap prior to its contractual maturity.  The Company received a payment of $45.9 million from its swap counterparty as a result of this termination.   The termination of this interest rate swap is discussed further in Note 28 of the accompanying audited financial statements, which are included in Item 8 of this Report.  The Company’s interest rate derivatives and hedging activities are discussed further in Note 16 of the accompanying audited financial statements, which are included in Item 8 of this Report.

Interest Income - Investments and Other Interest-earning Assets

Interest income on investments increased $4.2 million in the year ended December 31, 2019 compared to the year ended December 31, 2018.  Interest income increased $3.8 million as a result of an increase in average balances from $201.3 million during the year ended December 31, 2018, to $326.5 million during the year ended December 31, 2019.  Average balances of securities increased primarily due to significant purchases of securities in 2019.  Interest income increased $395,000 due to an increase in average interest rates from 2.90% during the year ended December 31, 2018 to 3.08% during the year ended December 31, 2019, due to higher market rates of interest on investment securities and a decrease in the volume of prepayments on mortgage-backed securities.

Interest income on other interest-earning assets decreased $7,000 in the year ended December 31, 2019 compared to the year ended December 31, 2018.  Interest income decreased $58,000 as a result of a decrease in average balances from $104.2 million during the year ended December 31, 2018, to $87.8 million during the year ended December 31, 2019.  Interest income increased $51,000 due to an increase in average interest rates from 1.81% during the year ended December 31, 2018, to 2.14% during the year ended December 31, 2019, primarily due to higher market rates of interest on other interest-bearing deposits in financial institutions.

Total Interest Expense

Total interest expense increased $16.8 million, or 44.6%, during the year ended December 31, 2019, when compared with the year ended December 31, 2018, due to an increase in interest expense on deposits of $17.6 million, or 63.0%, an increase in interest expense on short-term borrowings and repurchase agreements of $2.9 million, or 375.2%, an increase in interest expense on subordinated notes of $281,000, or 6.9%, and an increase in interest expense on subordinated debentures issued to capital trust of $66,000, or 6.9%. Partially offsetting these increases, interest expense decreased $4.0 million, or 100%, due to having no FHLB advances outstanding during the year ended December 31, 2019.

Interest Expense - Deposits

Interest on demand deposits increased $2.1 million due to an increase in average rates from 0.39% during the year ended December 31, 2018, to 0.53% during the year ended December 31, 2019.  Partially offsetting that increase, interest on demand deposits decreased $92,000 due to a decrease in average balances from $1.53 billion in the year ended December 31, 2018, to $1.51 billion in the year ended December 31, 2019.  The increase in average interest rates of interest-bearing demand deposits was primarily a result of increased market interest rates on these types of accounts from December 2016 through the first half of 2019.

Interest expense on time deposits increased $9.4 million as a result of an increase in average rates of interest from 1.60% during the year ended December 31, 2018, to 2.19% during the year ended December 31, 2019.  In addition, interest expense on time deposits increased $6.3 million due to an increase in average balances of time deposits from $1.38 billion during the year ended December 31, 2018, to $1.72 billion during the year ended December 31, 2019.  A large portion of the Company’s certificate of deposit portfolio matures within six to eighteen months and therefore reprices fairly quickly; this is consistent with the portfolio over the past several years.  Older certificates of deposit that renewed or were replaced with new deposits generally resulted in the Company paying a higher rate of interest due to market interest rate increases in 2018 and the first half of 2019.  The increase in average balances of time deposits was primarily a result of increases in brokered deposits, including CDARS program purchased funds, and increases in deposits originated through the Company’s internet deposit acquisition channels.

Interest Expense - FHLBank Advances, Short-term Borrowings and Repurchase Agreements, Subordinated Debentures Issued to Capital Trust and Subordinated Notes

FHLBank advances were not utilized during the year ended December 31, 2019. The Company had a higher amount of overnight borrowings from the FHLBank in 2019, as discussed below.

Interest expense on short-term borrowings and repurchase agreements increased $1.8 million due to average rates that increased from 0.56% in the year ended December 31, 2018, to 1.40% in the year ended December 31, 2019.  The increase was due to increases in market interest rates and a change in the mix of funding during the period, with more overnight borrowings from the FHLBank in 2019. In addition to this increase, interest expense on short-term borrowings and repurchase agreements increased $1.1 million due to an increase in average balances from $137.3 million during the year ended December 31, 2018, to $260.0 million during the year ended December 31, 2019.

During the year ended December 31, 2019, compared to the year ended December 31, 2018, interest expense on subordinated debentures issued to capital trusts increased $66,000 due to slightly higher average interest rates.  The average interest rate was 3.70% in 2018, compared to 3.95% in 2019.  There was no change in the average balance of the subordinated debentures between 2019 and 2018.

In August 2016, the Company issued $75 million of 5.25% fixed-to-floating rate subordinated notes due August 15, 2026.  The notes were sold at par, resulting in net proceeds, after underwriting discounts and commissions and other issuance costs, of approximately $73.5 million.  These issuance costs are amortized over the expected life of the notes, which is five years from the issuance date, and therefore impact the overall interest expense on the notes. Interest expense on the subordinated notes increased $276,000 due to average rates that increased from 5.55% in the year ended December 31, 2018, to 5.91% in the year ended December 31, 2019.

Net Interest Income

Net interest income for the year ended December 31, 2019 increased $12.2 million, or 7.3%, to $180.4 million, compared to $168.2 million for the year ended December 31, 2018. Net interest margin was 3.95% for the year ended December 31, 2019, compared to 3.99% in 2018, a decrease of four basis points.  In both years, the Company’s net interest income and margin were positively impacted by the increases in expected cash flows from the FDIC-assisted acquired loan pools and the resulting increase to accretable yield, which was discussed previously in “Interest Income – Loans” and is discussed in Note 4 of the accompanying audited financial statements, which are included in Item 8 of this Report.  The positive impact of these changes on the years ended December 31, 2019 and 2018 were increases in interest income of $7.4 million and $5.1 million, respectively, and increases in net interest margin of 16 basis points and 12 basis points, respectively.  Excluding the positive impact of the additional yield accretion, net interest margin decreased eight basis points during the year ended December 31, 2019.  The decrease in net interest margin is primarily due to an increase in the average interest rates on interest-bearing demand and time deposits and an increase in the average interest rate on short term borrowings and repurchase agreements including overnight borrowings from the FHLBank, partially offset by increased yields in most loan categories and higher overall yields on investments and interest-earning deposits at the Federal Reserve Bank.

The Company's overall interest rate spread decreased 13 basis points, or 3.5%, from 3.75% during the year ended December 31, 2018, to 3.62% during the year ended December 31, 2019. The decrease was due to a 39 basis point increase in the weighted average rate paid on interest-bearing liabilities, partially offset by a 26 basis point increase in the weighted average yield on interest-earning assets. In comparing the two years, the yield on loans increased 30 basis points, the yield on investment securities increased 18 basis points and the yield on other interest-earning assets increased 33 basis points. The rate paid on deposits increased 45 basis points, the rate paid on FHLBank advances decreased 209 basis points, the rate paid on subordinated debentures issued to capital trust increased 25 basis points, the rate paid on short-term borrowings increased 84 basis points, and the rate paid on subordinated notes increased 36 basis points.

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

The provision for loan losses for the year ended December 31, 2019 decreased $1.0 million, to $6.2 million, compared with $7.2 million for the year ended December 31, 2018.  At December 31, 2019 and December 31, 2018, the allowance for loan losses was $40.3 million and $38.4 million, respectively.  Total net charge-offs were $4.3 million and $5.2 million for the years ended December 31, 2019 and 2018, respectively. During the year ended December 31, 2019, $2.8 million of the $4.3 million of net charge-offs were in the consumer auto category.  In response to a more challenging consumer credit environment, the company tightened its underwriting guidelines on automobile lending beginning in the latter part of 2016.  Management took this step in an effort to improve credit quality in the portfolio and lower delinquencies and charge-offs.  In February 2019, the Company ceased providing indirect lending services to automobile dealerships. These actions also reduced origination volume and, as such, the outstanding balance of the Company's automobile loans declined approximately $102 million in the year ended December 31, 2019.  At December 31, 2019, indirect automobile loans totaled approximately $119 million.  We expect this total balance will be largely paid off in the next two years.   General market conditions and unique circumstances related to individual borrowers and projects contributed to the level of provisions and charge-offs.  Collateral and repayment evaluations of all assets categorized as potential problem loans, non-performing loans or foreclosed assets were completed with corresponding charge-offs or reserve allocations made as appropriate.

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

The Bank’s allowance for loan losses as a percentage of total loans, excluding FDIC-assisted acquired loans, was 1.00% and 0.98% at December 31, 2019 and December 31, 2018, respectively.  Management considers the allowance for loan losses adequate to cover losses inherent in the Bank’s loan portfolio at December 31, 2019, based on recent reviews of the Bank’s loan portfolio and current economic conditions. If economic conditions were to deteriorate or management’s assessment of the loan portfolio were to change, it is possible that additional loan loss provisions would be required, thereby adversely affecting future results of operations and financial condition.

Effective January 1, 2020, we adopted a new accounting standard, referred to as Current Expected Credit Loss, or CECL. This accounting standard require FDIC-insured institutions and their holding companies (banking organizations) to recognize credit losses expected over the life of certain financial assets. CECL covers a broader range of assets than the current incurred loss method of recognizing credit losses and generally results in earlier recognition of credit losses.

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

Non-performing assets, excluding all FDIC-assisted acquired assets, at December 31, 2019, were $8.2 million, a decrease of $3.6 million from $11.8 million at December 31, 2018.  Non-performing assets, excluding all FDIC-assisted acquired assets, as a percentage of total assets were 0.16% at December 31, 2019, compared to 0.25% at December 31, 2018.

Compared to December 31, 2018, non-performing loans decreased $1.8 million to $4.5 million at December 31, 2019, and foreclosed assets decreased $1.8 million to $3.7 million at December 31, 2019.  Non-performing one-to four-family residential loans comprised $1.4 million, or 30.5%, of the total $4.5 million of non-performing loans at December 31, 2019.  Non-performing consumer loans comprised $1.3 million, or 28.2%, of the total non-performing loans at December 31, 2019.  Non-performing commercial business loans comprised $1.2 million, or 27.3%, of total non-performing loans at December 31, 2019.  Non-performing commercial real estate loans comprised $632,000, or 14.0%, of total non-performing loans at December 31, 2019.

Non-performing Loans. Activity in the non-performing loans category during the year ended December 31, 2019, was as follows:

	Beginning Balance, January 1	Additions to Non- Performing	Removed from Non- Performing	Transfers to Potential Problem Loans	Transfers to Foreclosed Assets and Repossessions	Charge- Offs	Payments	Ending Balance, December 31
	(In Thousands)
One- to four-family construction	$—	$—	$—	$—	$—	$—	$—	$—
Subdivision construction	—	—	—	—	—	—	—	—
Land development	49	3,769	—	—	(3,498)	(220)	(100)	—
Commercial construction	—	—	—	—	—	—	—	—
One- to four-family residential	2,664	1,719	—	(87)	(1,831)	(490)	(596)	1,379
Other residential	—	—	—	—	—	—	—	—
Commercial real estate	334	4,075	(118)	—	(2,900)	—	(759)	632
Other commercial	1,437	64	—	—	—	(116)	(150)	1,235
Consumer	1,816	1,862	—	(166)	(287)	(1,153)	(799)	1,273

Total	$6,300	$11,489	$(118)	$(253)	$(8,516)	$(1,979)	$(2,404)	$4,519

At December 31, 2019, the non-performing one- to four-family residential category included 23 loans, 13 of which were added during 2019.  The largest relationship in this category was added in 2019 totaling $158,000, or 11.5% of the total category, which is collateralized by a residential home in the St. Louis, Mo. area. The non-performing consumer category included 111 loans, 64 of which were added during 2019, and the majority of which are indirect used automobile loans. The non-performing commercial business category included four loans, one of which was added during 2019.  The largest relationship in this category was added in 2018, and totaled $1.1 million, or 85.7% of the total category.  This relationship is collateralized by an assignment of an interest in a real estate project.  The non-performing commercial real estate category included two loans, one of which was added during 2019. The largest relationship in this category was added in 2019 totaling $530,000, or 83.9% of the total category, and was collateralized by a multi-tenant building in Arkansas.

The significant increases and decreases in non-performing loans during 2019 primarily related to one borrower. This relationship totaled approximately $6.7 million, with collateral consisting of commercial development ground and a single-family property in central Missouri and agricultural ground in Iowa.  The loans in this relationship were all cross-collateralized. This relationship was represented in the non-performing land development, commercial real estate and one- to four-family categories.  During 2019, the borrower deeded the properties to the Bank in lieu of foreclosure and this relationship was then moved to the Other Real Estate Owned and Repossessed category.  The land development and commercial real estate assets were then sold prior to the end of 2019.

Other Real Estate Owned and Repossessions. Of the total $5.5 million of other real estate owned and repossessions at December 31, 2019, $1.0 million represents the fair value of foreclosed and repossessed assets related to loans acquired in FDIC-assisted transactions and $871,000 represents properties which were not acquired through foreclosure. The foreclosed and other assets acquired in the FDIC-assisted transactions and the properties not acquired through foreclosure are not included in the following table and discussion of other real estate owned and repossessions.  Because sales and write-downs of foreclosed and repossessed properties exceeded additions, total foreclosed assets and repossessions decreased.  Activity in foreclosed assets and repossessions during the year ended December 31, 2019, was as follows:

	Beginning Balance, January 1	Additions	ORE and Repossession Sales	Capitalized Costs	ORE and Repossession Write-Downs	Ending Balance, December 31
	(In Thousands)

One- to four-family construction	$—	$—	$—	$—	$—	$—
Subdivision construction	1,092	—	(337)	101	(167)	689
Land development	3,191	3,498	(4,196)	—	(677)	1,816
Commercial construction	—	—	—	—	—	—
One- to four-family residential	269	1,867	(1,555)	20	—	601
Other residential	—	—	—	—	—	—
Commercial real estate	—	2,900	(2,900)	—	—	—
Commercial business	—	—	—	—	—	—
Consumer	928	4,003	(4,386)	—	—	545

Total	$5,480	$12,268	$(13,374)	$121	$(844)	$3,651

Excluding the consumer category, during the year ended December 31, 2019, the Company reduced its foreclosed assets by $9.0 million through asset sales.  At December 31, 2019, the land development category of foreclosed assets included three properties, the largest of which was located in the Branson, Mo. area and had a balance of $768,000, or 42.3% of the total category.  Of the total dollar amount in the land development category of foreclosed assets, 70.3% was located in the Branson, Mo. area, including the largest property previously mentioned.  The subdivision construction category of foreclosed assets included three properties, the largest of which was located in the Branson, Mo. area and had a balance of $350,000, or 50.8% of the total category.  Of the total dollar amount in the subdivision construction category of foreclosed assets, 90.0% is located in the Branson, Mo. area, including the largest property previously mentioned.  The one- to four-family category of foreclosed assets included two properties, one of which was added during 2019 with a balance of $291,000.  The amount of additions and sales under consumer loans are due to a higher volume of repossessions of automobiles, which generally are subject to a shorter repossession process.  The level of delinquencies and repossessions in indirect and used automobile loans decreased in 2018 and 2019 compared to 2016 and 2017, though potential problem loans in this category increased in 2019, as indicated below.

The large additions and sales items in the land development and commercial real estate categories are related to the $6.7 million relationship discussed above under Non-Performing Loans.

Potential Problem Loans. Potential problem loans increased $1.1 million during the year ended December 31, 2019, from $3.3 million at December 31, 2018 to $4.4 million at December 31, 2019. This increase was primarily due to the addition of $2.5 million of loans to potential problem loans.   Partially offsetting the added loans was $1.1 million in payments on potential problem loans, $154,000 in loans removed from potential problem loans due to improvements in the credits, and $173,000 in loans transferred to the non-performing category.  Potential problem loans are loans which management has identified through routine internal review procedures as having possible credit problems that may cause the borrowers difficulty in complying with current repayment terms. These loans are not reflected in non-performing assets, but are considered in determining the adequacy of the allowance for loan losses.  Activity in the potential problem loans category during the year ended December 31, 2019, was as follows:

	Beginning Balance, January 1	Additions to Potential Problem	Removed from Potential Problem	Transfers to Non- Performing	Transfers to Foreclosed Assets and Repossessions	Charge-Offs	Payments	Ending Balance, December 31
	(In Thousands)

One- to four-family construction	$—	$—	$—	$—	$—	$—	$—	$—
Subdivision construction	—	—	—	—	—	—	—	—
Land development	—	—	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—	—	—
One- to four-family residential	1,044	104	(30)	(151)	—	—	(176)	791
Other residential	—	—	—	—	—	—	—	—
Commercial real estate	2,053	1,931	(124)	—	—	—	(782)	3,078
Other commercial	—	37	—	—	—	(21)	(16)	—
Consumer	206	467	—	(22)	(6)	(31)	(102)	512

Total	$3,303	$2,539	$(154)	$(173)	$(6)	$(52)	$(1,076)	$4,381

At December 31, 2019, the commercial real estate category of potential problem loans included two loans, one of which was added during 2019.  The largest relationship in this category (added during 2018), totaling $1.8 million, or 60.0% of the total category, is collateralized by a mixed use commercial retail building.  The other relationship in the category, which totaled $1.2 million, or 40.0% of the total category, is collateralized by a commercial retail building.  Payments on both loans were current at December 31, 2019.  The one- to four-family residential category of potential problem loans included 16 loans, four of which were added during 2019. The consumer category of potential problem loans included 55 loans, 45 of which were added during 2019.

Non-Interest Income

Non-interest income for the year ended December 31, 2019 was $31.0 million compared with $36.2 million for the year ended December 31, 2018. The decrease of $5.2 million, or 14.5%, was primarily as a result of the following items:

Gain on sale of business units:  On July 20, 2018, the Company closed on the sale of four banking centers in the Omaha, Neb., metropolitan market.  The Bank sold branch deposits of approximately $56 million and sold substantially all branch-related real estate, fixed assets and ATMs.   The Company recorded a pre-tax gain of $7.4 million on the sale during the year ended December 31, 2018.

Other income:  Other income increased $2.8 million compared to the year ended December 31, 2018.  This increase was primarily due to gains totaling $677,000 in 2019 from the sale of, or recovery of, receivables and assets that were acquired several years ago in FDIC-assisted transactions. The Company recognized approximately $1.1 million more in income as a result of the new debit card contracts than was recognized in the prior year.  These contracts became effective at the beginning of 2019. The Company recognized approximately $787,000 in income related to interest rate swaps in the Company’s back-to-back swap program with loan customers and swap counterparties in 2019 compared to $50,000 in 2018.  The Company also recognized approximately $184,000 in income related to the exit of certain tax credit partnerships in 2019.

New gains on loan sales: Net gains on loan sales increased $819,000 compared to the year ended December 31, 2018. This increase was primarily due to an increase in originations of fixed-rate loans during 2019 compared to 2018. Fixed rate single-family mortgage loans originated and generally subsequently sold in the secondary market. In 2019, the Company began originating SBA loans with the intention of selling the guaranteed portion in the secondary market.  During 2019, a gain on sale of $230,000 was recorded related to the Company's SBA loan sales.

Service charges and ATM fees:  Service charges and ATM fees decreased $797,000 compared to the year ended December 31, 2018.  This decrease was primarily due to a decrease in net ATM transaction fees and a decrease in overdraft and insufficient funds fees on customer accounts due to decreased levels of such activity.  This decrease was partially offset by an increase in point-of-sale transaction fees due to a higher volume of such transactions in 2019.  The decrease in net ATM transaction fees resulted from less volume of transactions that generate such fee income and increased costs on a temporary basis as we migrate to a new card transation processor.

Non-Interest Expense

Total non-interest expense decreased $172,000, or 0.1%, from $115.3 million in the year ended December 31, 2018, to $115.1 million in the year ended December 31, 2019.  The Company’s efficiency ratio for the year ended December 31, 2019 was 54.48%, a decrease from 56.41% for 2018.  The improvement in the ratio for 2019 was primarily due to an increase in net interest income, partially offset by a decrease in non-interest income due to the gain on sale of certain branches and deposits in 2018. In the year ended December 31, 2019, the Company’s efficiency ratio was positively impacted by a decrease in expense on other real estate and repossessions and negatively impacted by an increase in salaries and employee benefits expense.  In the year ended December 31, 2018, the Company’s efficiency ratio was positively impacted by the significant gain recorded related to the sale of the Bank’s branches and deposits in Omaha, Neb.  The Company’s ratio of non-interest expense to average assets was 2.37% for the year ended December 31, 2019 compared to 2.56% for the year ended December 31, 2018.  This improvement was primarily due to an increase in average assets. Average assets for the year ended December 31, 2019, increased $351.7 million, or 7.8%, from the year ended December 31, 2018, primarily due to increases in loans receivable and investment securities.

The following were key items related to the decrease in non-interest expense for the year ended December 31, 2019 as compared to the year ended December 31, 2018:

Expense on other real estate and repossessions:  Expense on other real estate and repossessions decreased $2.7 million compared to the year ended December 31, 2018, primarily due to decreased valuation write-downs of certain foreclosed assets of $958,000 during 2019, compared to $3.6 million during 2018. Also, the Company recorded lower levels of expense related to consumer repossessions during the year ending December 31, 2019.

Legal, audit and other professional fees:  Legal, audit and other professional fees decreased $799,000 in the year ended December 31, 2019 compared to 2018. The decrease in 2019 was primarily due to higher fees during 2018 for professional services related to process improvement initiatives, fees paid to advisors for the negotiation and implementation of derivative transactions, consulting fees related to the ongoing implementation of an accounting system which will be utilized for the new loan loss accounting standard and legal costs related to the sale of the Omaha-area banking centers. During 2019, legal fees decreased as a result of fewer foreclosures and repossessions during the year.

Insurance:  Insurance decreased $659,000 from the year ended December 31, 2018. This decrease was primarily due to a decrease in FDIC deposit insurance premiums for the final six months of 2019.  The Bank has a credit with the FDIC for a portion of premiums previously paid to the deposit insurance fund. The deposit insurance fund balance was sufficient to result in no premium being due for the second half of 2019. The Bank’s remaining credit balance should be sufficient to result in no deposit insurance premiums for the first quarter of 2020, provided the deposit insurance fund balance remains at a sufficient level under the banking regulations.

Acquired deposit intangible asset amortization:  Acquired deposit intangible amortization expense decreased $372,000 in the year ended December 31, 2019 when compared to 2018.  The Company generally amortizes its acquired deposit intangibles over a period of seven years.  The amortization of the intangible related to the InterBank acquisition was completed during the first quarter of 2019 and the amortization of the intangible related to the Sun Security Bank acquisition was completed during the third quarter of 2018.

Salaries and employee benefits:  Salaries and employee benefits increased $3.0 million from the prior year.  This increase was primarily related to increased incentives in the lending and operations areas, annual compensation merit increases, along with staffing additions in the lending areas, including the new loan production offices in Atlanta and Denver, which opened in late 2018. Mortgage lending incentives increased due to the much higher volume of loan originations during 2019.

Net occupancy and equipment expense:  Net occupancy expense increased $589,000 in the year ended December 31, 2019 compared to the year ended December 31, 2018.  This increase was primarily due to increased depreciation related to new ATM/ITMs purchased and expenses related to ATM operating software upgrades implemented during 2019.

Provision for Income Taxes

On December 22, 2017, H.R.1, originally known as the Tax Cuts and Jobs Act (the “TCJ Act”) was signed into law. Among other things, the TCJ Act permanently lowers the corporate federal income tax rate to 21% from the prior maximum rate of 35%, effective for tax years including or commencing January 1, 2018.

For the years ended December 31, 2019 and 2018, the Company's effective tax rate was 18.3% and 18.1%, respectively.  These effective rates were lower than the statutory federal tax rate of 21%, due primarily to the utilization of certain investment tax credits and to tax-exempt investments and tax-exempt loans, which reduced the Company’s effective tax rate.  The Company’s effective tax rate may fluctuate in future periods as it is impacted by the level and timing of the Company’s utilization of tax credits and the level of tax-exempt investments and loans and the overall level of pre-tax income.  The Company currently expects its effective tax rate (combined federal and state) to be approximately 17.5% to 18.5% in future periods, mainly as a result of the TCJ Act. The Company's effective income tax rate is expected to continue to be less than the statutory rate due primarily the factors noted above. The Company’s effective tax rate could change in future periods based on changes in the level of investments in tax credit projects and tax-exempt obligations, as well as changes in the level of overall pre-tax earnings.

Average Balances, Interest Rates and Yields

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. Average balances of loans receivable include the average balances of non-accrual loans for each period. Interest income on loans includes interest received on non-accrual loans on a cash basis. Interest income on loans includes the amortization of net loan fees, which were deferred in accordance with accounting standards. Net fees included in interest income were $4.0 million, $3.5 million and $2.9 million for 2019, 2018 and 2017, respectively. Tax-exempt income was not calculated on a tax equivalent basis. The table does not reflect any effect of income taxes.

	Dec. 31, 2019(2)	Year Ended December 31, 2019			Year Ended December 31, 2018			Year Ended December 31, 2017
	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars In Thousands)
Interest-earning assets:
Loans receivable:
One- to four-family residential	4.07%	$532,051	$27,450	5.16%	$449,917	$22,924	5.10%	$459,227	$22,102	4.81%
Other residential	5.00	812,412	43,931	5.41	761,115	38,863	5.11	706,217	31,970	4.53
Commercial real estate	4.84	1,443,435	74,256	5.14	1,325,398	64,605	4.87	1,240,017	54,911	4.43
Construction	5.12	706,581	41,767	5.91	569,570	31,198	5.48	454,907	21,099	4.64
Commercial business	4.89	258,606	13,234	5.12	285,125	14,104	4.95	295,379	14,666	4.97
Other loans	5.72	387,854	21,511	5.55	499,131	25,250	5.06	632,968	30,356	4.80
Industrial revenue bonds (1)	4.87	14,841	898	6.05	20,563	1,282	6.23	25,845	1,550	6.00

Total loans receivable	4.97	4,155,780	223,047	5.37	3,910,819	198,226	5.07	3,814,560	176,654	4.63

Investment securities (1)	3.20	326,450	10,066	3.08	201,330	5,835	2.90	207,803	5,195	2.50
Other interest-earning assets	1.75	87,767	1,881	2.14	104,220	1,888	1.81	121,604	1,212	1.00

Total interest-earning assets	4.74	4,569,997	234,994	5.14	4,216,369	205,949	4.88	4,143,967	183,061	4.42
Non-interest-earning assets:
Cash and cash equivalents		92,315			97,796			103,505
Other non-earning assets		192,695			189,161			212,724
Total assets		$4,855,007			$4,503,326			$4,460,196

Interest-bearing liabilities:
Interest-bearing demand and savings	0.55	$1,507,518	7,971	0.53	$1,531,375	5,982	0.39	$1,555,375	4,698	0.30
Time deposits	2.09	1,716,786	37,599	2.19	1,375,508	21,975	1.60	1,414,189	15,897	1.12
Total deposits	1.36	3,224,304	45,570	1.41	2,906,883	27,957	0.96	2,969,564	20,595	0.69
Short-term borrowings, repurchase agreements and other interest-bearing liabilities	1.25	260,024	3,635	1.40	137,257	765	0.56	186,364	747	0.40
Subordinated debentures issued to capital trust	3.51	25,774	1,019	3.95	25,774	953	3.70	25,774	949	3.68
Subordinated notes	5.89	74,070	4,378	5.91	73,772	4,097	5.55	73,613	4,098	5.57
FHLB advances	—	—	—	—	190,245	3,985	2.09	93,524	1,516	1.62

Total interest-bearing liabilities	1.46	3,584,172	54,602	1.52	3,333,931	37,757	1.13	3,348,839	27,905	0.83
Non-interest-bearing liabilities:
Demand deposits		665,606			649,357			629,015
Other liabilities		33,592			21,530			26,638
Total liabilities		4,283,370			4,004,818			4,004,492
Stockholders’ equity		571,637			498,508			455,704
Total liabilities and stockholders’ equity		$4,855,007			$4,503,326			$4,460,196

Net interest income:
Interest rate spread	3.28%		$180,392	3.62%		$168,192	3.75%		$155,156	3.59%
Net interest margin*				3.95%			3.99%			3.74%
Average interest-earning assets to average interest-bearing liabilities		127.5%			126.5%			123.7%

*	Defined as the Company's net interest income divided by total interest-earning assets.
(1)
Of the total average balance of investment securities, average tax-exempt investment securities were $41.7 million, $53.6 million and $61.5 million for 2019, 2018 and 2017, respectively. In addition, average tax-exempt industrial revenue bonds were $20.8 million, $24.8 million and $28.6 million in 2019, 2018 and 2017, respectively. Interest income on tax-exempt assets included in this table was $2.4 million, $3.1 million and $3.3 million for 2019, 2018 and 2017, respectively. Interest income net of disallowed interest expense related to tax-exempt assets was $2.2 million, $2.9 million and $3.1 million for 2019, 2018 and 2017, respectively.

(2)
The yield/rate on loans at December 31, 2019 does not include the impact of the accretable yield (income) on loans acquired in the FDIC-assisted transactions.  See “Net Interest Income” for a discussion of the effect on 2019 results of operations.

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

	Year Ended December 31, 2019 vs. December 31, 2018			Year Ended December 31, 2018 vs. December 31, 2017
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Rate	Volume		Rate	Volume
	(In Thousands)
Interest-earning assets:
Loans receivable	$12,028	$12,793	$24,821	$17,025	$4,547	$21,572
Investment securities	395	3,836	4,231	796	(156)	640
Other interest-earning assets	51	(58)	(7)	819	(143)	676
Total interest-earning assets	12,474	16,571	29,045	18,640	4,248	22,888
Interest-bearing liabilities:
Demand deposits	2,081	(92)	1,989	1,355	(71)	1,284
Time deposits	9,362	6,262	15,624	6,500	(422)	6,078
Total deposits	11,443	6,170	17,613	7,855	(493)	7,362
Short-term borrowings and repurchase agreements	1,802	1,068	2,870	55	(37)	18
Subordinated debentures issued to capital trust	66	—	66	4	—	4
Subordinated notes	276	5	281	(1)	—	(1)
FHLBank advances	—	(3,985)	(3,985)	544	1,925	2,469
Total interest-bearing liabilities	13,587	3,258	16,845	8,457	1,395	9,852
Net interest income	$(1,113)	$13,313	$12,200	$10,183	$2,853	$13,036

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

Net Interest Income

Net interest income for the year ended December 31, 2018 increased $13.0 million, or 8.4%, to $168.2 million, compared to $155.2 million for the year ended December 31, 2017. Net interest margin was 3.99% for the year ended December 31, 2018, compared to 3.74% in 2017, an increase of 25 basis points.  In both years, the Company’s net interest income and margin were positively impacted by the increases in expected cash flows from the FDIC-assisted acquired loan pools and the resulting increase to accretable yield, which was discussed previously in “Interest Income – Loans” and is discussed in Note 4 of the accompanying audited financial statements, which are included in Item 8 of this Report.  The positive impact of these changes on the years ended December 31, 2018 and 2017 were increases in interest income of $5.1 million and $5.0 million, respectively, and increases in net interest margin of 12 basis points and 12 basis points, respectively.  Excluding the positive impact of the additional yield accretion, net interest margin increased 25 basis points during the year ended December 31, 2018.  The increase in net interest margin is primarily due to increased yields in most loan categories and higher overall yields on investments and interest-earning deposits at the Federal Reserve Bank, partially offset by an increase in the average interest rate on deposits and FHLBank advances and other borrowings.

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

Provision for Loan Losses and Allowance for Loan Losses

The provision for loan losses for the year ended December 31, 2018 decreased $1.9 million, to $7.2 million, compared with $9.1 million for the year ended December 31, 2017.  At December 31, 2018 and December 31, 2017, the allowance for loan losses was $38.4 million and $36.5 million, respectively.  Total net charge-offs were $5.2 million and $10.0 million for the years ended December 31, 2018 and 2017, respectively. During the year ended December 31, 2018, $3.9 million of the $5.2 million of net charge-offs were in the consumer auto category.  In response to a more challenging consumer credit environment, the Company tightened its underwriting guidelines on automobile lending beginning in the latter part of 2016.  Management took this step in an effort to improve credit quality in the portfolio and lower delinquencies and charge-offs.  This action also reduced origination volume and, as such, the outstanding balance of the Company's automobile loans declined approximately $104 million in the year ended December 31, 2018.  In February 2019, the Company ceased providing indirect lending services to automobile dealerships.  In addition, six commercial loan relationships amounted to $1.3 million of the total net charge-offs during the year ended December 31, 2018.  Charge-offs were partially offset by recoveries on multiple loans during the year.  General market conditions and unique circumstances related to individual borrowers and projects contributed to the level of provisions and charge-offs.  As assets were categorized as potential problem loans, non-performing loans or foreclosed assets, evaluations were made of the values of these assets with corresponding charge-offs as appropriate.

The Bank’s allowance for loan losses as a percentage of total loans, excluding FDIC-assisted acquired loans, was 0.98% and 1.01% at December 31, 2018 and December 31, 2017, respectively.

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

Non-performing Loans. Activity in the non-performing loans category during the year ended December 31, 2018, was as follows:

	Beginning Balance, January 1	Additions	Removed from Non- Performing	Transfers to Potential Problem Loans	Transfers to Foreclosed Assets	Charge- Offs	Payments	Ending Balance, December 31
	(In Thousands)

One- to four-family construction	$—	$—	$—	$—	$—	$—	$—	$—
Subdivision construction	98	—	—	—	—	(3)	(95)	—
Land development	—	49	—	—	—	—	—	49
Commercial construction	—	—	—	—	—	—	—	—
One- to four-family residential	2,728	975	(81)	(67)	(467)	(30)	(394)	2,664
Other residential	1,877	3	—	—	(1,601)	(279)	—	—
Commercial real estate	1,226	157	—	—	(894)	(101)	(54)	334
Other commercial	2,063	2,321	—	—	—	(1,024)	(1,923)	1,437
Consumer	3,263	2,725	(7)	(461)	(790)	(1,884)	(1,030)	1,816

Total	$11,255	$6,230	$(88)	$(528)	$(3,752)	$(3,321)	$(3,496)	$6,300

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

Excluding the consumer category, during the year ended December 31, 2018, the Company reduced its foreclosed assets by $9.7 million through asset sales.  At December 31, 2018, the land development category of foreclosed assets included seven properties, the largest of which was located in the Branson, Mo. area and had a balance of $913,000, or 28.6% of the total category.  Of the total dollar amount in the land development category of foreclosed assets, 66.8% was located in the Branson, Mo. area, including the largest property previously mentioned.  The subdivision construction category of foreclosed assets included seven properties, the largest of which was located in the Branson, Mo. area and had a balance of $350,000, or 32.1% of the total category.  Of the total dollar amount in the subdivision construction category of foreclosed assets, 65.0% was located in the Branson, Mo. area, including the largest property previously mentioned.  The write-downs in the land development and subdivision construction categories resulted from management’s decision during the three months ended June 30, 2018, after marketing these assets for an extended period, to reduce the asking price for several parcels of land.  The Company experienced increased levels of delinquencies and repossessions in indirect and used automobile loans throughout 2016 and 2017.  The amount of additions and sales under consumer loans are due to a higher volume of repossessions of automobiles, which generally are subject to a shorter repossession process.  The level of delinquencies and repossessions in indirect and used automobile loans decreased in 2018. The commercial real estate category of foreclosed assets had a zero balance at December 31, 2018.  All of the previously remaining properties in the commercial real estate category, totaling $1.9 million, were sold during 2018.  The other residential category of foreclosed assets had a zero balance at December 31, 2018.  The previously remaining property in the category, an apartment building in central Missouri totaling $1.7 million, was sold during 2018.

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

	Beginning Balance, January 1	Additions	Removed from Potential Problem	Transfers to Non- Performing	Transfers to Foreclosed Assets	Charge- Offs	Payments	Ending Balance, December 31
	(In Thousands)

One- to four-family construction	$—	$—	$—	$—	$—	$—	$—	$—
Subdivision construction	—	—	—	—	—	—	—	—
Land development	4	—	(3)	—	—	—	(1)	—
Commercial construction	—	—	—	—	—	—	—	—
One- to four-family residential	1,122	122	—	—	—	—	(200)	1,044
Other residential	—	—	—	—	—	—	—	—
Commercial real estate	5,759	2,180	(4,709)	—	—	—	(1,177)	2,053
Other commercial	503	—	(59)	(407)	—	—	(37)	—
Consumer	549	455	(497)	(82)	—	(30)	(189)	206

Total	$7,937	$2,757	$(5,268)	$(489)	$—	$(30)	$(1,604)	$3,303

At December 31, 2018, the commercial real estate category of potential problem loans included two loans, both of which were added during 2018.  The largest relationship in this category, totaling $1.9 million, or 93.9% of the total category, is collateralized by a mixed use commercial retail building.  One relationship previously in this category consisted of three loans totaling $4.7 million collateralized by theatre and retail property in Branson, Mo.  The decision to remove this relationship from potential problem loans during the year was due to an improvement in debt service coverage, and timely principal and interest payments on these loans, including over $1.0 million in payments during 2018.  The one- to four-family residential category of potential problem loans included 18 loans, four of which were added during 2018. The consumer category of potential problem loans included 18 loans, 15 of which were added during 2018.

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

Office supplies and printing expense:  Office supplies and printing expense decreased $399,000 in the year ended December 31, 2018 compared to 2017.  During 2017 the Bank incurred printing and other costs totaling $373,000 related to the replacement of a portion of customer debit cards with chip-enabled cards, which was not repeated in 2018.

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

Liquidity

Liquidity is a measure of the Company's ability to generate sufficient cash to meet present and future financial obligations in a timely manner through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. These obligations include the credit needs of customers, funding deposit withdrawals and the day-to-day operations of the Company. Liquid assets include cash, interest-bearing deposits with financial institutions and certain investment securities and loans. As a result of the Company's management of the ability to generate liquidity primarily through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors' requirements and meet its customers' credit needs. At December 31, 2019, the Company had commitments of approximately $161.7 million to fund loan originations, $1.31 billion of unused lines of credit and unadvanced loans, and $26.3 million of outstanding letters of credit.

The following table summarizes the Company's fixed and determinable contractual obligations by payment date as of December 31, 2019. Additional information regarding these contractual obligations is discussed further in Notes 6, 8, 9, 10, 11, 12, 13 and 18 of the accompanying audited financial statements, which are included in Item 8 of this Report.

	Payments Due In:
	One Year or Less	Over One to Five Years	Over Five Years	Total
	(In Thousands)

Deposits without a stated maturity	$2,238,997	$—	$—	$2,238,997
Time and brokered certificates of deposit	1,383,992	336,288	829	1,721,109
Short-term borrowings	312,324	—	—	312,324
Subordinated debentures	—	—	25,774	25,774
Subordinated notes	—	—	74,276	74,276
Operating leases	1,132	4,377	5,186	10,695
Dividends declared but not paid	4,849	—	—	4,849

	$3,941,294	$340,665	$106,065	$4,388,024

The Company's primary sources of funds are customer deposits, short term borrowings at the FHLBank, other borrowings, loan repayments, unpledged securities, proceeds from sales of loans and available-for-sale securities, and funds provided from operations. The Company utilizes particular sources of funds based on the comparative costs and availability at the time. The Company has from time to time chosen not to pay rates on deposits as high as the rates paid by certain of its competitors and, when believed to be appropriate, supplements deposits with less expensive alternative sources of funds.

At December 31, 2019 and 2018, the Company had these available secured lines and on-balance sheet liquidity:

	December 31, 2019	December 31, 2018
Federal Home Loan Bank line	$867.1 million	$666.8 million
Federal Reserve Bank line	367.8 million	460.7 million
Interest-Bearing and Non-Interest-Bearing Deposits	220.2 million	202.7 million
Unpledged Securities	228.5 million	87.1 million

Statements of Cash Flows. During the years ended December 31, 2019, 2018 and 2017, the Company had positive cash flows from operating activities.  The Company experienced negative cash flows from investing activities during the years ended December 31, 2019 and 2018 and positive cash flows from investing activities during the year ended December 31, 2017.  The Company experienced positive cash flows from financing activities during the years ended December 31, 2019 and 2018 and negative cash flows from financing activities during the year ended December 31, 2017.

Cash flows from operating activities for the periods covered by the Statements of Cash Flows have been primarily related to changes in accrued and deferred assets, credits and other liabilities, the provision for loan losses, realized gains on the sale of investment securities and loans, depreciation and amortization, gains or losses on the termination of loss sharing agreements and the amortization of deferred loan origination fees and discounts (premiums) on loans and investments, all of which are non-cash or non-operating adjustments to operating cash flows. Net income adjusted for non-cash and non-operating items and the origination and sale of loans held-for-sale were the primary sources of cash flows from operating activities. Operating activities provided cash flows of $86.4 million, $94.2 million and $62.8 million during the years ended December 31, 2019, 2018 and 2017, respectively.

During the years ended December 31, 2019 and 2018, investing activities used cash of $295.1 million and $381.3 million, respectively, primarily due to the net increases and purchases of loans and investment securities and the cash paid for the sale of deposits and branches (2018), partially offset by the sales of investment securities (2019).  During the year ended December 31, 2017, investing activities provided cash of $81.4 million, primarily due to the cash received from the FDIC loss sharing termination reimbursement, proceeds from the sale of other real estate owned and the net repayment of investment securities.

Changes in cash flows from financing activities during the periods covered by the Statements of Cash Flows are primarily due to changes in deposits after interest credited, changes in FHLBank advances, changes in short-term borrowings, and dividend payments to stockholders.  Financing activities provided cash flows of $226.1 million and $247.6 million during the years ended December 31, 2019 and 2018, respectively, primarily due to increases in customer deposit balances and net increases or decreases in various borrowings, partially offset by dividend payments to stockholders.  Financing activities used cash flows of $181.7 million during the year ended December 31, 2017, primarily due to reduction of customer certificate of deposit balances, net decreases in various borrowings and dividend payments to stockholders.

Capital Resources

Management continuously reviews the capital position of the Company and the Bank to ensure compliance with minimum regulatory requirements, as well as to explore ways to increase capital either by retained earnings or other means.

As of December 31, 2019, total stockholders’ equity and common stockholders’ equity were each $603.1 million, or 12.0% of total assets, equivalent to a book value of $42.29 per common share.  As of December 31, 2018, total stockholders’ equity and common stockholders’ equity were each $532.0 million, or 11.4% of total assets, equivalent to a book value of $37.59 per common share.  At December 31, 2019, the Company’s tangible common equity to tangible assets ratio was 11.9%, compared to 11.2% at December 31, 2018.  Included in stockholders’ equity at December 31, 2019 and 2018, were unrealized gains (net of taxes) on the Company’s available-for-sale investment securities and cash flow hedges (interest rate swap) totaling $32.2 million and $9.6 million, respectively.  This increase in unrealized gains primarily resulted from lower market interest rates which increased the fair value of the derivatives and investment securities.

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

To be considered "well capitalized," banks must have a minimum common equity Tier 1 capital ratio of 6.50%, a minimum Tier 1 risk-based capital ratio of 8.00%, a minimum total risk-based capital ratio of 10.00%, and a minimum Tier 1 leverage ratio of 5.00%.  On December 31, 2019, the Bank's common equity Tier 1 capital ratio was 13.1%, its Tier 1 capital ratio was 13.1%, its total capital ratio was 14.0% and its Tier 1 leverage ratio was 12.3%. As a result, as of December 31, 2019, the Bank was well capitalized, with capital ratios in excess of those required to qualify as such.  On December 31, 2018, the Bank's common equity Tier 1 capital ratio was 12.4%, its Tier 1 capital ratio was 12.4%, its total capital ratio was 13.3% and its Tier 1 leverage ratio was 12.2%. As a result, as of December 31, 2018, the Bank was well capitalized, with capital ratios in excess of those required to qualify as such.

The FRB has established capital regulations for bank holding companies that generally parallel the capital regulations for banks. On December 31, 2019, the Company's common equity Tier 1 capital ratio was 12.0%, its Tier 1 capital ratio was 12.5%, its total capital ratio was 15.0% and its Tier 1 leverage ratio was 11.8%.  To be considered well capitalized, a bank holding company must have a Tier 1 risk-based capital ratio of at least 6.00% and a total risk-based capital ratio of at least 10.00%.  As of December 31, 2019, the Company was considered well capitalized, with capital ratios in excess of those required to qualify as such. On December 31, 2018, the Company's common equity Tier 1 capital ratio was 11.4%, its Tier 1 capital ratio was 11.9%, its total capital ratio was 14.4% and its Tier 1 leverage ratio was 11.7%. As of December 31, 2018, the Company was considered well capitalized, with capital ratios in excess of those required to qualify as such.

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

Dividends. During the year ended December 31, 2019, the Company declared common stock cash dividends of $2.07 per share (40.3% of net income per common share) and paid common stock cash dividends of $2.05 per share.  During the year ended December 31, 2018, the Company declared common stock cash dividends of $1.20 per share (25.5% of net income per common share) and paid common stock cash dividends of $1.12 per share.  The Board of Directors meets regularly to consider the level and the timing of dividend payments.  The $0.34 per share dividend declared but unpaid as of December 31, 2019, was paid to stockholders in January 2020.

Common Stock Repurchases and Issuances. The Company has been in various buy-back programs since May 1990.  During the years ended December 31, 2019 and 2018, the Company repurchased 16,040 shares of its common stock at an average price of $52.93 per share and 17,542 shares of its common stock at an average price of $51.52 per share, respectively. During the years ended December 31, 2019 and 2018, the Company issued 125,894 shares of stock at an average price of $33.03 per share and 81,207 shares of stock at an average price of $27.60 per share, respectively, to cover stock option exercises.

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

Non-GAAP Financial Measures

This document contains certain financial information determined by methods other than in accordance with accounting principles generally accepted in the United States ("GAAP"). These non-GAAP financial measures include the ratio of tangible common equity to tangible assets.

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

Non-GAAP Reconciliation:  Ratio of Tangible Common Equity to Tangible Assets

	December 31,	December 31,	December 31,	December 31,	December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands)

Common equity at period end	$603,066	$531,977	$471,662	$429,806	$398,227
Less: Intangible assets at period end	8,098	9,288	10,850	12,500	5,758
Tangible common equity at period end (a)	$594,968	$522,689	$460,812	$417,306	$392,469

Total assets at period end	$5,015,072	$4,676,200	$4,414,521	$4,550,663	$4,104,189
Less: Intangible assets at period end	8,098	9,288	10,850	12,500	5,758
Tangible assets at period end (b)	$5,006,974	$4,666,912	$4,403,671	$4,538,163	$4,098,431

Tangible common equity to tangible assets (a) / (b)	11.88%	11.20%	10.46%	9.20%	9.58%

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

The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained despite fluctuations in prevailing interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time. The difference, or the interest rate repricing "gap," provides an indication of the extent to which an institution's interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities repricing during the same period, and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets during the same period. Generally, during a period of rising interest rates, a negative gap within shorter repricing periods would adversely affect net interest income, while a positive gap within shorter repricing periods would result in an increase in net interest income. During a period of falling interest rates, the opposite would be true. As of December 31, 2019, Great Southern's interest rate risk models indicate that, generally, rising interest rates are expected to have a positive impact on the Company's net interest income, while declining interest rates would have a negative impact on net interest income. We model various interest rate scenarios for rising and falling rates, including both parallel and non-parallel shifts in rates. The results of our modeling indicate that net interest income is not likely to be significantly affected either positively or negatively in the first twelve months following a rate change, regardless of any changes in interest rates, because our portfolios are relatively well matched in a twelve-month horizon. The effects of interest rate changes, if any, on net interest income are expected to be greater in the 12 to 36 months following rate changes.

The current level and shape of the interest rate yield curve poses challenges for interest rate risk management. Prior to its increase of 0.25% on December 16, 2015, the FRB had last changed interest rates on December 16, 2008. This was the first rate increase since June 29, 2006.  The FRB also implemented rate increases of 0.25% on eight additional occasions beginning December 14, 2016 and through December 31, 2018, with the Federal Funds rate reaching as high as 2.50%.  After December 31, 2018, the FRB paused its rate increases and, in July, September and October 2019, implemented rate change decreases of 0.25% on each of those occasions.  At December 31, 2019, the Federal Funds rate stood at 1.75%.  A substantial portion of Great Southern's loan portfolio ($1.89 billion at December 31, 2019) is tied to the one-month or three-month LIBOR index and will be subject to adjustment at least once within 90 days after December 31, 2019.  Of these loans, $1.71 billion as of December 31, 2019 had interest rate floors.  Great Southern also has a portfolio of loans ($210 million at December 31, 2019) tied to a "prime rate" of interest and will adjust immediately with changes to the "prime rate" of interest.

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

In October 2018, the Company entered into an interest rate swap transaction as part of its ongoing interest rate management strategies to hedge the risk of its floating rate loans.  The notional amount of the swap is $400 million with a termination date of October 6, 2025.  Under the terms of the swap, the Company will receive a fixed rate of interest of 3.018% and will pay a floating rate of interest equal to one-month USD-LIBOR.  The floating rate will be reset monthly and net settlements of interest due to/from the counterparty will also occur monthly.  The floating rate of interest was 1.71% as of December 31, 2019.  The Company receives net interest settlements which will be recorded as loan interest income to the extent that the fixed rate of interest continues to exceed one-month USD-LIBOR.  If USD-LIBOR exceeds the fixed rate of interest in future periods, the Company is required to pay net settlements to the counterparty and record those net payments as a reduction of interest income on loans.  The effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affected earnings.  Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

In March 2020, the Company and its swap counterparty mutually agreed to terminate the $400 million interest rate swap prior to its contractual maturity.  The Company received a payment of $45.9 million from its swap counterparty as a result of this termination.   The termination of this interest rate swap is discussed further in Note 28 of the accompanying audited financial statements, which are included in Item 8 of this Report.

The Company’s interest rate derivatives and hedging activities are discussed further in Note 16 of the accompanying audited financial statements, which are included in Item 8 of this Report.

The following tables illustrate the expected maturities and repricing, respectively, of the Bank's financial instruments at December 31, 2019. These schedules do not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. The tables are based on information prepared in accordance with generally accepted accounting principles.

Maturities

	December 31,							December 31,
	2020	2021	2022	2023	2024	Thereafter	Total	2019 Fair Value
	(Dollars In Thousands)

Financial Assets:
Interest bearing deposits	$120,856	—	—	—	—	—	$120,856	$120,856
Weighted average rate	1.75%	—	—	—	—	—	1.75%
Available-for-sale debt securities(1)	$17,669	$5,956	$790	$13,371	$796	$335,593	$374,175	$374,175
Weighted average rate	5.26%	4.89%	5.32%	3.12%	3.78%	3.00%	3.15%
Adjustable rate loans	$537,982	$564,379	$363,777	$307,267	$139,603	$606,150	$2,519,158	$2,467,618
Weighted average rate	4.85%	4.81%	4.75%	4.73%	4..57%	3.87%	4.56%
Fixed rate loans	$338,899	$345,292	$261,295	$239,456	$163,812	$352,079	$1,700,833	$1,662,366
Weighted average rate	4.57%	4.86%	5.43%	5.47%	5.27%	5.21%	5.09%
Federal Home Loan Bank stock	—	—	—	—	—	$13,473	$13,473	$13,473
Weighted average rate	—	—	—	—	—	4.71%	4.71%

Total financial assets	$1,015,406	$915,627	$625,862	$560,094	$304,211	$1,307,295	$4,728,495

Financial Liabilities:
Time deposits	$1,383,992	$185,122	$67,592	$60,210	$23,364	$829	$1,721,109	$1,724,878
Weighted average rate	2.07%	2.35%	2.18%	2.07%	2.21%	1.92%	2.09%
Interest-bearing demand	$1,551,929	—	—	—	—	—	$1,551,929	$1,551,929
Weighted average rate	0.55%	—	—	—	—	—	0.55%
Non-interest-bearing demand	$687,068	—	—	—	—	—	$687,068	$687,068
Weighted average rate	—	—	—	—	—	—	—
Short-term borrowings	$312,324	—	—	—	—	—	$312,324	$312,324
Weighted average rate	1.25%	—	—	—	—	—	1.25%
Subordinated notes	—	—	—	—	—	$75,000	$75,000	$76,875
Weighted average rate	—	—	—	—	—	5.89%	5.89%
Subordinated debentures	—	—	—	—	—	$25,774	$25,774	$25,774
Weighted average rate	—	—	—	—	—	3.51%	3.51%

Total financial liabilities	$3,935,313	$185,122	$67,592	$60,210	$23,364	$101,603	$4,373,204

_______________
(1)
Available-for-sale debt securities include approximately $317.0 million of mortgage-backed securities and collateralized mortgage obligations which pay interest and principal monthly to the Company. Of this total, $20.7 million represents securities that have variable rates of interest after a fixed interest period. These securities will experience rate changes at varying times over the next ten years. This table does not show the effect of these monthly repayments of principal or rate changes.

Repricing

	December 31,							December 31,
								2019
	2020	2021	2022	2023	2024	Thereafter	Total	Fair Value
	(Dollars In Thousands)
Financial Assets:
Interest bearing deposits	$120,856	—	—	—	—	—	$120,856	$120,856
Weighted average rate	1.75%	—	—	—	—	—	1.75%
Available-for-sale debt securities(1)	$17,669	$5,956	$8,300	$26,566	$796	$314,888	$374,175	$374,175
Weighted average rate	5.26%	4.89%	2.44%	2.54%	3.78%	3.06%	3.15%
Adjustable rate loans	$2,183,580	$53,020	$16,472	$31,366	$26,266	$208,454	$2,519,158	$2,467,618
Weighted average rate	4.67%	4.21%	3.95%	4.27%	4.21%	3.70%	4.56%
Fixed rate loans	$338,899	$345,292	$261,295	$239,456	$163,812	$352,079	$1,700,833	$1,662,366
Weighted average rate	4.57%	4.86%	5.43%	5.47%	5.27%	5.27%	5.09%
Federal Home Loan Bank stock	$13,473	—	—	—	—	—	$13,473	$13,473
Weighted average rate	4.71%	—	—	—	—	—	4.71%

Total financial assets	$2,674,477	$404,268	$286,067	$297,388	$190,874	$875,421	$4,728,495

Financial Liabilities:
Time deposits	$1,451,391	$185,122	$53,841	$17,762	$12,164	$829	$1,721,109	$1,724,878
Weighted average rate	2.01%	2.35%	2.24%	2.29%	2.41%	1.92%	2.09%
Interest-bearing demand	$1,551,929	—	—	—	—	—	$1,551,929	$1,551,929
Weighted average rate	0.55%	—	—	—	—	—	0.55%
Non-interest-bearing demand(2)	—	—	—	—	—	$687,068	$687,068	$687,068
Weighted average rate	—	—	—	—	—	—	—
Short-term borrowings	$312,324	—	—	—	—	—	$312,324	$312,324
Weighted average rate	1.25%	—	—	—	—	—	1.25%
Subordinated notes	—	—	—	—	—	$75,000	$75,000	$76,875
Weighted average rate	—	—	—	—	—	5.89%	5.89%
Subordinated debentures	$25,774	—	—	—	—	—	$25,774	$25,774
Weighted average rate	3.51%	—	—	—	—	—	3.51%

Total financial liabilities	$3,341,418	$185,122	$53,841	$17,762	$12,164	$762,897	$4,373,204

Periodic repricing GAP	$(666,941)	$219,146	$232,226	$279,626	$178,710	$112,524	$355,291

Cumulative repricing GAP	$(666,941)	$(447,795)	$(215,569)	$64,057	$242,767	$355,291

_______________
(1)
Available-for-sale debt securities include approximately $317.0 million of mortgage-backed securities which pay interest and principal monthly to the Company. Of this total, $20.7 million represents securities that have variable rates of interest after a fixed interest period. These securities will experience rate changes at varying times over the next ten years. This table does not show the effect of these monthly repayments of principal or rate changes.

(2)
Non-interest-bearing demand deposits are included in this table in the column labeled "Thereafter" since there is no interest rate related to these liabilities and therefore there is nothing to reprice.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
Great Southern Bancorp, Inc.
Springfield, Missouri

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Great Southern Bancorp, Inc. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 6, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Springfield, Missouri
March 6, 2020

Great Southern Bancorp, Inc.
Consolidated Statements of Financial Condition
December 31, 2019 and 2018
(In Thousands, Except Per Share Data)

	2019	2018
Assets
Cash	$99,299	$110,108
Interest-bearing deposits in other financial institutions	120,856	92,634
Cash and cash equivalents	220,155	202,742
Available-for-sale securities	374,175	243,968
Mortgage loans held for sale	9,242	1,650
Loans receivable, net of allowance for loan losses of $40,294 and $38,409 at December 31, 2019 and 2018, respectively	4,153,982	3,989,001
Interest receivable	13,530	13,448
Prepaid expenses and other assets	74,984	55,336
Other real estate owned and repossessions, net	5,525	8,440
Premises and equipment, net	141,908	132,424
Goodwill and other intangible assets	8,098	9,288
Federal Home Loan Bank stock	13,473	12,438
Current and deferred income taxes	—	7,465
Total assets	$5,015,072	$4,676,200

Liabilities and Stockholders’ Equity
Liabilities
Deposits	$3,960,106	$3,725,007
Securities sold under reverse repurchase agreements with customers	84,167	105,253
Short-term borrowings and other interest-bearing liabilities	228,157	192,725
Subordinated debentures issued to capital trust	25,774	25,774
Subordinated notes	74,276	73,842
Accrued interest payable	4,250	3,570
Advances from borrowers for taxes and insurance	7,484	5,092
Accrued expenses and other liabilities	24,904	12,960
Current and deferred income taxes	2,888	—
Total liabilities	4,412,006	4,144,223

Commitments and Contingencies	—	—

Stockholders’ Equity
Capital stock
Serial preferred stock, $.01 par value; authorized 1,000,000 shares; issued and outstanding 2019 and 2018 – -0- shares	—	—
Common stock, $.01 par value; authorized 20,000,000 shares; issued and outstanding 2019 –14,261,052 shares, 2018 –14,151,198 shares	143	142
Additional paid-in capital	33,510	30,121
Retained earnings	537,167	492,087
Accumulated other comprehensive income, net of income taxes of $9,525 and $2,844 at December 31, 2019 and 2018, respectively	32,246	9,627
Total stockholders’ equity	603,066	531,977
Total liabilities and stockholders’ equity	$5,015,072	$4,676,200

See Notes to Consolidated Financial Statements

Great Southern Bancorp, Inc.
Consolidated Statements of Income
Years Ended December 31, 2019, 2018 and 2017
(In Thousands, Except Per Share Data)

	2019	2018	2017
Interest Income
Loans	$223,047	$198,226	$176,654
Investment securities and other	11,947	7,723	6,407
	234,994	205,949	183,061
Interest Expense
Deposits	45,570	27,957	20,595
Federal Home Loan Bank advances	—	3,985	1,516
Short-term borrowings and repurchase agreements	3,635	765	747
Subordinated debentures issued to capital trust	1,019	953	949
Subordinated notes	4,378	4,097	4,098
	54,602	37,757	27,905

Net Interest Income	180,392	168,192	155,156
Provision for Loan Losses	6,150	7,150	9,100
Net Interest Income After Provision for Loan Losses	174,242	161,042	146,056

Noninterest Income
Commissions	889	1,137	1,041
Service charges and ATM fees	20,898	21,695	21,628
Net gains on loan sales	2,607	1,788	3,150
Net realized gains (losses) on sales of available-for-sale securities	(62)	2	—
Late charges and fees on loans	1,432	1,622	2,231
Gain (loss) on derivative interest rate products	(104)	25	28
Gain on sale of business units	—	7,414	—
Gain (loss) on termination of loss sharing agreements	—	—	7,705
Amortization of income/expense related to business acquisitions	—	—	(486)
Other income	5,297	2,535	3,230
	30,957	36,218	38,527

Noninterest Expense
Salaries and employee benefits	63,224	60,215	60,034
Net occupancy expense	26,217	25,628	24,613
Postage	3,198	3,348	3,461
Insurance	2,015	2,674	2,959
Advertising	2,808	2,460	2,311
Office supplies and printing	1,077	1,047	1,446
Telephone	3,580	3,272	3,188
Legal, audit and other professional fees	2,624	3,423	2,862
Expense on other real estate and repossessions	2,184	4,919	3,929
Partnership tax credit investment amortization	365	575	930
Acquired deposit intangible asset amortization	1,190	1,562	1,650
Other operating expenses	6,656	6,187	6,878
	115,138	115,310	114,261

Income Before Income Taxes	90,061	81,950	70,322
Provision for Income Taxes	16,449	14,841	18,758
Net Income and Net Income Available to Common Shareholders	$73,612	$67,109	$51,564

Earnings Per Common Share
Basic	$5.18	$4.75	$3.67
Diluted	$5.14	$4.71	$3.64

See Notes to Consolidated Financial Statements

Great Southern Bancorp, Inc.
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2019, 2018 and 2017
(In Thousands)

	2019	2018	2017

Net Income	$73,612	$67,109	$51,564

Unrealized appreciation/(depreciation) on available-for-sale securities, net of taxes (credit) of $2,574, $(353) and $(272) for 2019, 2018 and 2017, respectively	8,714	(1,229)	(478)

Less: reclassification adjustment for losses (gains) included in net income, net of taxes (credit) of $14, $0 and $0 for 2019, 2018 and 2017, respectively	48	(2)	—

Change in fair value of cash flow hedge, net of taxes of $4,093, $2,761 and $93 for 2019, 2018 and 2017, respectively	13,857	9,345	161

Other comprehensive income (loss)	22,619	8,114	(317)

Comprehensive Income	$96,231	$75,223	$51,247

See Notes to Consolidated Financial Statements

Great Southern Bancorp, Inc.
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2019, 2018 and 2017
(In Thousands, Except Per Share Data)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income (Loss)	Stock	Total

Balance, January 1, 2017	$140	$25,942	$402,166	$1,558	$—	$429,806
Net income	—	—	51,564	—	—	51,564
Stock issued under Stock Option Plan	—	2,261	—	—	1,550	3,811
Common dividends declared [1]	—	—	(13,202)	—	—	(13,202)
Other comprehensive gain (loss)	—	—	—	(317)	—	(317)
Reclassification of treasury stock per Maryland law	1	—	1,549	—	(1,550)	—

Balance, December 31, 2017	141	28,203	442,077	1,241	—	471,662

Net income	—	—	67,109	—	—	67,109
Stock issued under Stock Option Plan	—	1,918	—	—	1,043	2,961
Common dividends declared [2]	—	—	(16,966)	—	—	(16,966)
Purchase of the Company’s common stock	—	—	—	—	(903)	(903)
Reclassification of stranded tax effects resulting from change in Federal income tax rate	—	—	(272)	272	—	—
Other comprehensive gain (loss)	—	—	—	8,114	—	8,114
Reclassification of treasury stock per Maryland law	1	—	139	—	(140)	—

Balance, December 31, 2018	142	30,121	492,087	9,627	—	531,977

Net income	—	—	73,612	—	—	73,612
Stock issued under Stock Option Plan	—	3,389	—	—	1,691	5,080
Common dividends declared [3]	—	—	(29,373)	—	—	(29,373)
Purchase of the Company’s common stock	—	—	—	—	(849)	(849)
Other comprehensive gain (loss)	—	—	—	22,619	—	22,619
Reclassification of treasury stock per Maryland law	1	—	841	—	(842)	—

Balance, December 31, 2019	$143	$33,510	$537,167	$32,246	$—	$603,066

[1] $.94 per share dividend.
[2] $1.20 per share dividend.
[3] $2.07 per share dividend.

See Notes to Consolidated Financial Statements

Great Southern Bancorp, Inc.
Consolidated Statements of Cash Flows
Years Ended December 31, 2019, 2018 and 2017
(In Thousands)

	2019	2018	2017

Operating Activities
Net income	$73,612	$67,109	$51,564
Proceeds from sales of loans held for sale	131,014	92,422	138,659
Originations of loans held for sale	(135,937)	(83,806)	(126,215)
Items not requiring (providing) cash
Depreciation	9,557	9,118	9,120
Amortization	2,068	2,291	2,731
Compensation expense for stock option grants	922	737	564
Provision for loan losses	6,150	7,150	9,100
Net gains on loan sales	(2,607)	(1,788)	(3,150)
Net realized (gains) losses on available-for-sale securities	62	(2)	—
Loss on sale of premises and equipment	77	193	297
(Gain) loss on sale/write-down of other real estate and repossessions	316	1,886	(449)
Gain on sale of business units	—	(7,414)	—
Gain realized on termination of loss sharing agreements	—	—	(7,705)
Accretion of deferred income, premiums, discounts and other	(3,899)	(2,918)	(1,947)
(Gain) loss on derivative interest rate products	104	(25)	(28)
Deferred income taxes	1,074	(4,450)	9,423
Changes in
Interest receivable	(82)	(1,110)	(463)
Prepaid expenses and other assets	(1,336)	3,002	(5,227)
Accrued expenses and other liabilities	2,725	280	1,821
Income taxes refundable/payable	2,599	11,520	(15,278)
Net cash provided by operating activities	86,419	94,195	62,817

Investing Activities
Net change in loans	(81,320)	(147,945)	136,596
Purchase of loans	(97,162)	(128,038)	(133,018)
Cash received from FDIC loss sharing reimbursements	—	—	16,246
Cash paid for sale of business units	—	(50,356)	—
Purchase of premises and equipment	(11,789)	(9,317)	(7,404)
Proceeds from sale of premises and equipment	204	2,328	565
Proceeds from sale of other real estate and repossessions	15,244	20,426	33,640
Capitalized costs on other real estate owned	(121)	(153)	(117)
Proceeds from maturities, calls and repayments of held-to-maturity securities	—	130	117
Proceeds from sale of available-for-sale securities	53,695	502	—
Proceeds from maturities, calls and repayments of available-for-sale securities	34,769	25,734	36,754
Purchase of available-for-sale securities	(207,634)	(93,378)	(3,852)
Redemption (purchase) of Federal Home Loan Bank stock	(1,035)	(1,256)	1,852
Net cash provided by (used in) investing activities	(295,149)	(381,323)	81,379

Financing Activities
Net increase (decrease) in certificates of deposit	129,748	242,955	(114,714)
Net increase (decrease) in checking and savings accounts	105,400	(53,956)	34,796
Proceeds from Federal Home Loan Bank advances	—	2,621,500	1,420,500
Repayments of Federal Home Loan Bank advances	—	(2,749,000)	(1,324,435)
Net increase (decrease) in short‑term borrowings and other interest-bearing liabilities	14,346	200,843	(188,888)
Advances from (to) borrowers for taxes and insurance	2,392	(227)	676
Purchase of the company’s common stock	(849)	(903)	—
Dividends paid	(29,052)	(15,819)	(12,894)
Stock options exercised	4,158	2,224	3,247
Net cash provided by (used in) financing activities	226,143	247,617	(181,712)

Increase (Decrease) in Cash and Cash Equivalents	17,413	(39,511)	(37,516)
Cash and Cash Equivalents, Beginning of Year	202,742	242,253	279,769
Cash and Cash Equivalents, End of Year	$220,155	$202,742	$242,253

Note 1:	Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations and Operating Segments

Great Southern Bancorp, Inc. (“GSBC” or the “Company”) operates as a one-bank holding company.  GSBC’s business primarily consists of the operations of Great Southern Bank (the “Bank”), which provides a full range of financial services to customers primarily located in Missouri, Iowa, Kansas, Minnesota, Nebraska and Arkansas.  The Bank also originates commercial loans from lending offices in Atlanta, Ga., Chicago, Ill., Dallas, Texas, Denver, Colo., Omaha, Neb. and Tulsa, Okla.  The Company and the Bank are subject to regulation by certain federal and state agencies and undergo periodic examinations by those regulatory agencies.

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

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, the valuation of loans acquired with indication of impairment and other-than-temporary impairments (OTTI) and fair values of financial instruments.  In connection with the determination of the allowance for loan losses and the valuation of foreclosed assets held for sale, management obtains independent appraisals for significant properties.  In addition, the Company considers that the determination of the carrying value of goodwill and intangible assets involves a high degree of judgment and complexity

Principles of Consolidation

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

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings.  Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

The expected cash flows of the acquired loan pools in excess of the fair values recorded is referred to as the accretable yield and is recognized in interest income over the remaining estimated lives of the loan pools for impaired loans accounted for under ASC Topic 310-30.  Subsequent to acquisition date, the Company has estimated cash flows expected to be collected on pools of loans sharing common risk characteristics, which are treated in the aggregate when applying various valuation techniques.  Increases in the Company’s cash flow expectations have been recognized as increases to the accretable yield while decreases have been recognized as impairments through the allowance for loan losses.

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

Material lease obligations consist of leases for various loan offices and banking centers, all of which are categorized as “operating leases.”  Under current accounting guidance, lessees are required to recognize a lease liability and a right-of-use asset for these leases. This right-of-use asset is included in Premises and Equipment.

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

No asset impairment was recognized during the years ended December 31, 2019, 2018 and 2017.  At December 31, 2019, the remaining valuation allowance related to various properties was $220,000.

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

A summary of goodwill and intangible assets is as follows:

	December 31,
	2019	2018
	(In Thousands)

Goodwill – Branch acquisitions	$5,396	$5,396
Deposit intangibles
InterBank	—	36
Boulevard Bank	153	275
Valley Bank	600	1,000
Fifth Third Bank	1,949	2,581
	2,702	3,892

	$8,098	$9,288

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

Earnings per common share (EPS) were computed as follows:

	2019	2018	2017
	(In Thousands, Except Per Share Data)

Net income and net income available to common shareholders	$73,612	$67,109	$51,564

Average common shares outstanding	14,201	14,132	14,032

Average common share stock options outstanding	129	128	148

Average diluted common shares	14,330	14,260	14,180

Earnings per common share – basic	$5.18	$4.75	$3.67

Earnings per common share – diluted	$5.14	$4.71	$3.64

Options outstanding at December 31, 2019, 2018 and 2017, to purchase 201,400, 424,833 and 253,711 shares of common stock, respectively, were not included in the computation of diluted earnings per common share for each of the years because the exercise prices of such options were greater than the average market prices of the common stock for the years ended December 31, 2019, 2018 and 2017, respectively.

Stock Compensation Plans

The Company has stock-based employee compensation plans, which are described more fully in Note 20.  In accordance with FASB ASC 718, Compensation – Stock Compensation, compensation cost related to share-based payment transactions is recognized in the Company’s consolidated financial statements based on the grant-date fair value of the award using the modified prospective transition method.  For the years ended December 31, 2019, 2018 and 2017, share-based compensation expense totaling $922,000, $737,000 and $564,000, respectively, was included in salaries and employee benefits expense in the consolidated statements of income.

Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents.  At December 31, 2019 and 2018, cash equivalents consisted of interest-bearing deposits in other financial institutions.  At December 31, 2019, nearly all of the interest-bearing deposits were uninsured with nearly all of these balances held at the Federal Home Loan Bank or the Federal Reserve Bank.

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

Deferred income tax expense results from changes in deferred tax assets and liabilities between periods.  Deferred tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination.  The term “more likely than not” means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any.  A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information.  The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances and information available at the reporting date and is subject to management’s judgment.  Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.  At December 31, 2019 and 2018, no valuation allowance was established.

The Company recognizes interest and penalties on income taxes as a component of income tax expense.

The Company files consolidated income tax returns with its subsidiaries.

Derivatives and Hedging Activities

FASB ASC 815, Derivatives and Hedging, provides the disclosure requirements for derivatives and hedging activities with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how the entity accounts for derivative instruments and related hedged items and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  Further, qualitative disclosures are required that explain the Company’s objectives and strategies for using derivatives, as well as quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.  For detailed disclosures on derivatives and hedging activities, see Note 16.

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

Restriction on Cash and Due From Banks

The Bank is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank.  The reserve required at December 31, 2019 and 2018, respectively, was $69.4 million and $62.6 million.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) and in July 2018 FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases.  The amendments in this Update revise the accounting related to lessee accounting.  Under the new guidance, lessees are required to recognize a lease liability and a right-of-use asset for all leases.  The Update became effective for the Company on January 1, 2019.  Adoption of the standard required the use of a modified retrospective transition approach for all periods presented at the time of adoption.  Based on the Company’s leases outstanding at December 31, 2018, which totaled less than 20 leased properties and no significant leased equipment, the adoption of the new standard did not have a material impact on our consolidated statements of financial condition or our consolidated statements of income, although an increase to assets and liabilities occurred at the time of adoption.  In the first quarter of 2019, the Company recognized a lease liability and a corresponding right-of-use asset for all leases of $9.5 million based on the lease portfolio at that time. The Company’s lease terminations, new leases and lease modifications and renewals will impact the amount of lease liability and a corresponding right-of-use asset recognized.  The Company’s leases are currently all “operating leases” as defined in the Update; therefore, no material change in the income statement presentation of lease expense occurred in the year ended December 31, 2019. The Company’s lease activities are discussed further in Note 6 of the Notes to Consolidated Financial Statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326).  The Update amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. This Update affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash.  The Update became effective for the Company on January 1, 2020.  The Company applied the amendments in this update on a modified retrospective basis, through a cumulative-effect adjustment to retained earnings in the first quarter of 2020. The adoption of the CECL model required us to recognize a one-time cumulative adjustment to our allowance for loan losses and a liability for potential losses related to the unfunded portion of our loans and commitments in order to fully transition from the incurred loss model to the CECL model.  Upon adoption, we expect to increase the balance of our allowance for credit losses in a range of $11 million to $14 million and created a liability for potential losses related to the unfunded portion of our loans and commitments in a range of $7 million to $10 million.  The after-tax effect of this is expected to result in a decrease in our retained earnings of $14 million to $18 million.  These estimates are subject to change as material assumptions are refined and model validations are completed as we finalize our first quarter 2020 financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles: Goodwill and Other: Simplifying the Test for Goodwill Impairment (Topic 350). To simplify the subsequent measurement of goodwill, the amendments eliminate Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test should be performed by comparing the fair value of a reporting unit with its carrying amount and an impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value.  An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the qualitative impairment test is necessary.  The nature of and reason for the change in accounting principle should be disclosed upon transition. The amendments in this update should be adopted for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019.  The impact of adopting this new guidance in 2020 is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) - Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 modifies the disclosure requirements on fair value measurements in Topic 820. The amendments in this update remove disclosures that no longer are considered cost beneficial, modify/clarify the specific requirements of certain disclosures, and add disclosure requirements identified as relevant. ASU 2018-13 is effective for periods beginning after December 15, 2019.  The impact of adopting this new guidance in 2020 is not expected to have a material impact on the Company’s consolidated financial statements.

Note 2:	Investments in Securities

The amortized cost and fair values of securities classified as available-for-sale were as follows:

	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)

Agency mortgage-backed securities	$156,591	$8,716	$265	$165,042
Agency collateralized mortgage obligations	149,980	2,891	921	151,950
States and political subdivisions	33,757	1,368	—	35,125
Small Business Administration securities	22,132	—	74	22,058

	$362,460	$12,975	$1,260	$374,175

	December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)

Agency mortgage-backed securities	$154,557	$1,272	$2,571	$153,258
Agency collateralized mortgage obligations	39,024	250	14	39,260
States and political subdivisions	50,022	1,428	—	51,450

	$243,603	$2,950	$2,585	$243,968

At December 31, 2019, the Company’s agency mortgage-backed securities portfolio consisted of FNMA securities totaling $147.6 million, FHLMC securities totaling $13.3 million and GNMA securities totaling $4.1 million.  At December 31, 2019, agency collateralized mortgage obligations consisted of GNMA securities totaling $122.7 million, FNMA securities totaling $23.9 million, and FHLMC securities totaling $5.4 million.  At December 31, 2019, $144.3 million of the Company’s agency mortgage-backed securities had fixed rates of interest and $20.7 million had variable rates of interest.  At December 31, 2019, $149.9 million of the Company’s agency collateralized mortgage obligations had fixed rates of interest and $2.1 million had variable rates of interest.

The amortized cost and fair value of available-for-sale securities at December 31, 2019, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In Thousands)

After one through five years	$—	$—
After five through ten years	9,253	9,547
After ten years	24,504	25,578
Securities not due on a single maturity date	328,703	339,050

	$362,460	$374,175

There were no securities classified as held to maturity at December 31, 2019 or December 31, 2018.

The amortized cost and fair values of securities pledged as collateral was as follows at December 31, 2019 and 2018:

	2019		2018

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)

Public deposits	$8,578	$8,913	$9,482	$9,802
Collateralized borrowing accounts	122,771	129,643	148,050	146,337
Other	7,021	7,107	763	761

	$138,370	$145,663	$158,295	$156,900

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost.  Total fair value of these investments at December 31, 2019 and 2018, was approximately $116.2 million and $95.7 million, respectively, which is approximately 31.1% and 39.2% of the Company’s available-for-sale and held-to-maturity investment portfolio, respectively.

Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these debt securities are temporary.

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2019 and 2018:

	2019
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)

Agency mortgage-backed securities	$—	$—	$24,762	$(265)	$24,762	$(265)
Agency collateralized mortgage obligations	69,372	(921)	—	—	69,372	(921)
Small Business Administration securities	22,058	(74)	—	—	22,058	(74)
States and political subdivisions	—	—	—	—	—	—

	$91,430	$(995)	$24,762	$(265)	$116,192	$(1,260)

	2018
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)

Agency mortgage-backed securities	$11,255	$(82)	$74,186	$(2,489)	$85,441	$(2,571)
Agency collateralized mortgage obligations	9,725	(14)	—	—	9,725	(14)
States and political subdivisions	511	—	—	—	511	—

	$21,491	$(96)	$74,186	$(2,489)	$95,677	$(2,585)

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

During 2019, 2018 and 2017, no securities were determined to have impairment that had become other-than-temporary.

Credit Losses Recognized on Investments

During 2019, 2018 and 2017, there were no debt securities that experienced fair value deterioration due to credit losses, as well as due to other market factors, but are not otherwise other-than-temporarily impaired.

Note 3:	Loans and Allowance for Loan Losses

Classes of loans at December 31, 2019 and 2018, included:

	2019	2018
	(In Thousands)

One- to four-family residential construction	$33,963	$26,177
Subdivision construction	16,088	13,844
Land development	40,431	44,492
Commercial construction	1,322,861	1,417,166
Owner occupied one- to four-family residential	387,016	276,866
Non-owner occupied one- to four-family residential	120,343	122,438
Commercial real estate	1,494,172	1,371,435
Other residential	866,006	784,894
Commercial business	313,209	322,118
Industrial revenue bonds	13,189	13,940
Consumer auto	151,854	253,528
Consumer other	46,720	57,350
Home equity lines of credit	118,988	121,352
Loans acquired and accounted for under ASC 310-30, net of discounts	127,206	167,651
	5,052,046	4,993,251
Undisbursed portion of loans in process	(850,666)	(958,441)
Allowance for loan losses	(40,294)	(38,409)
Deferred loan fees and gains, net	(7,104)	(7,400)
	$4,153,982	$3,989,001

Classes of loans by aging were as follows:

	December 31, 2019
							Total Loans
			Over 90			Total	> 90 Days Past
	30-59 Days	60-89 Days	Days	Total Past		Loans	Due and
	Past Due	Past Due	Past Due	Due	Current	Receivable	Still Accruing
	(In Thousands)

One- to four-family
residential construction	$—	$—	$—	$—	$33,963	$33,963	$—
Subdivision construction	—	—	—	—	16,088	16,088	—
Land development	—	27	—	27	40,404	40,431	—
Commercial construction	15,085	—	—	15,085	1,307,776	1,322,861	—
Owner occupied one- to four-
family residential	1,453	1,631	1,198	4,282	382,734	387,016	—
Non-owner occupied one- to
four-family residential	152	—	181	333	120,010	120,343	—
Commercial real estate	549	119	632	1,300	1,492,872	1,494,172	—
Other residential	376	—	—	376	865,630	866,006	—
Commercial business	60	—	1,235	1,295	311,914	313,209	—
Industrial revenue bonds	—	—	—	—	13,189	13,189	—
Consumer auto	1,101	259	558	1,918	149,936	151,854	—
Consumer other	278	233	198	709	46,011	46,720	—
Home equity lines of credit	296	—	517	813	118,175	118,988	—
Loans acquired and accounted for under ASC 310-30, net of discounts	2,177	709	6,191	9,077	118,129	127,206	—

	21,527	2,978	10,710	35,215	5,016,831	5,052,046	—
Less: Loans acquired and accounted for under ASC 310-30, net of discounts	2,177	709	6,191	9,077	118,129	127,206	—

Total	$19,350	$2,269	$4,519	$26,138	$4,898,702	$4,924,840	$—

	December 31, 2018
							Total Loans
			Over 90			Total	> 90 Days Past
	30-59 Days	60-89 Days	Days	Total Past		Loans	Due and
	Past Due	Past Due	Past Due	Due	Current	Receivable	Still Accruing
	(In Thousands)

One- to four-family
residential construction	$—	$—	$—	$—	$26,177	$26,177	$—
Subdivision construction	—	—	—	—	13,844	13,844	—
Land development	13	—	49	62	44,430	44,492	—
Commercial construction	—	—	—	—	1,417,166	1,417,166	—
Owner occupied one- to four-
family residential	1,431	806	1,206	3,443	273,423	276,866	—
Non-owner occupied one- to
four-family residential	1,142	144	1,458	2,744	119,694	122,438	—
Commercial real estate	3,940	53	334	4,327	1,367,108	1,371,435	—
Other residential	—	—	—	—	784,894	784,894	—
Commercial business	72	54	1,437	1,563	320,555	322,118	—
Industrial revenue bonds	3	—	—	3	13,937	13,940	—
Consumer auto	2,596	722	1,490	4,808	248,720	253,528	—
Consumer other	691	181	240	1,112	56,238	57,350	—
Home equity lines of credit	229	—	86	315	121,037	121,352	—
Loans acquired and accounted for under ASC 310-30, net of discounts	2,195	1,416	6,827	10,438	157,213	167,651	—

	12,312	3,376	13,127	28,815	4,964,436	4,993,251	—
Less: Loans acquired and accounted for under ASC 310-30, net of discounts	2,195	1,416	6,827	10,438	157,213	167,651	—

Total	$10,117	$1,960	$6,300	$18,377	$4,807,223	$4,825,600	$—

 Non-accruing loans are summarized as follows:

	December 31,
	2019	2018
	(In Thousands)

One- to four-family residential construction	$—	$—
Subdivision construction	—	49
Land development	—	—
Commercial construction	—	—
Owner occupied one- to four-family residential	1,198	1,206
Non-owner occupied one- to four-family residential	181	1,458
Commercial real estate	632	334
Other residential	—	—
Commercial business	1,235	1,437
Industrial revenue bonds	—	—
Consumer auto	558	1,490
Consumer other	198	240
Home equity lines of credit	517	86

Total	$4,519	$6,300

The following tables present the activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2019, 2018 and 2017, respectively.  Also presented are the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of the years ended December 31, 2019, 2018, and 2017, respectively:

	December 31, 2019
	One- to Four-
	Family
	Residential
	and	Other	Commercial	Commercial	Commercial
	Construction	Residential	Real Estate	Construction	Business	Consumer	Total
	(In Thousands)

Allowance for Loan Losses
Balance, January 1, 2019	$3,122	$4,713	$19,803	$3,105	$1,568	$6,098	$38,409
Provision (benefit) charged to expense	1,625	603	4,651	22	(309)	(442)	6,150
Losses charged off	(534)	(189)	(144)	(101)	(371)	(6,723)	(8,062)
Recoveries	126	26	24	50	467	3,104	3,797

Balance, December 31, 2019	$4,339	$5,153	$24,334	$3,076	$1,355	$2,037	$40,294

Ending balance:
Individually evaluated for impairment	$198	$—	$517	$—	$13	$201	$929
Collectively evaluated for impairment	$3,973	$5,101	$23,570	$2,940	$1,306	$1,814	$38,704
Loans acquired and accounted
for under ASC 310-30	$168	$52	$247	$136	$36	$22	$661

Loans
Individually evaluated for impairment	$2,960	$—	$4,020	$—	$1,286	$2,001	$10,267
Collectively evaluated for impairment	$554,450	$866,006	$1,490,152	$1,363,292	$325,112	$315,561	$4,914,573
Loans acquired and accounted
for under ASC 310-30	$74,562	$5,334	$29,158	$3,606	$3,356	$11,190	$127,206

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

The weighted average interest rate on loans receivable at December 31, 2019 and 2018, was 4.97% and 5.16%, respectively.

Loans serviced for others are not included in the accompanying consolidated statements of financial condition.  The unpaid principal balance of loans serviced for others at December 31, 2019, was $349.9 million, consisting of $283.0 million of commercial loan participations sold to other financial institutions and $66.9 million of residential mortgage loans sold.  The unpaid principal balance of loans serviced for others at December 31, 2018, was $260.2 million, consisting of $181.5 million of commercial loan participations sold to other financial institutions and $78.7 million of residential mortgage loans sold. In addition, available lines of credit on these loans were $102.1 million and $121.0 million at December 31, 2019 and 2018, respectively.

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

The following summarizes information regarding impaired loans at and during the years ended December 31, 2019, 2018 and 2017:

				Year Ended
	December 31, 2019			December 31, 2019
				Average
		Unpaid		Investment	Interest
	Recorded	Principal	Specific	in Impaired	Income
	Balance	Balance	Allowance	Loans	Recognized
	(In Thousands)

One- to four-family residential construction	$—	$—	$—	$—	$—
Subdivision construction	251	251	96	277	9
Land development	—	—	—	328	101
Commercial construction	—	—	—	—	—
Owner occupied one- to four-family
residential	2,300	2,423	82	2,598	131
Non-owner occupied one- to four-family
residential	409	574	20	954	43
Commercial real estate	4,020	4,049	517	4,940	264
Other residential	—	—	—	—	—
Commercial business	1,286	1,771	13	1,517	81
Industrial revenue bonds	—	—	—	—	—
Consumer auto	1,117	1,334	181	1,128	125
Consumer other	356	485	16	383	48
Home equity lines of credit	528	548	4	362	37

Total	$10,267	$11,435	$929	$12,487	$839

				Year Ended
	December 31, 2018			December 31, 2018
				Average
		Unpaid		Investment	Interest
	Recorded	Principal	Specific	in Impaired	Income
	Balance	Balance	Allowance	Loans	Recognized
	(In Thousands)

One- to four-family residential construction	$—	$—	$—	$—	$—
Subdivision construction	318	318	105	321	17
Land development	14	18	—	14	1
Commercial construction	—	—	—	—	—
Owner occupied one- to four-family
residential	3,576	3,926	285	3,406	197
Non-owner occupied one- to four-family
residential	2,222	2,519	304	2,870	158
Commercial real estate	3,501	3,665	613	6,216	337
Other residential	—	—	—	1,026	20
Commercial business	1,844	2,207	309	2,932	362
Industrial revenue bonds	—	—	—	—	—
Consumer auto	1,874	2,114	336	2,069	167
Consumer other	479	684	72	738	59
Home equity lines of credit	111	128	17	412	28

Total	$13,939	$15,579	$2,041	$20,004	$1,346

				Year Ended
	December 31, 2017			December 31, 2017
				Average
		Unpaid		Investment	Interest
	Recorded	Principal	Specific	in Impaired	Income
	Balance	Balance	Allowance	Loans	Recognized
	(In Thousands)

One- to four-family residential construction	$—	$—	$—	$193	$—
Subdivision construction	349	367	114	584	22
Land development	15	18	—	1,793	24
Commercial construction	—	—	—	—	—
Owner occupied one- to four-family
residential	3,405	3,723	331	3,405	166
Non-owner occupied one- to four-family
residential	3,196	3,465	68	2,419	165
Commercial real estate	8,315	8,490	599	9,075	567
Other residential	2,907	2,907	—	3,553	147
Commercial business	3,018	4,222	2,140	5,384	173
Industrial revenue bonds	—	—	—	—	—
Consumer auto	2,713	2,898	484	2,383	222
Consumer other	825	917	124	906	69
Home equity lines of credit	591	648	91	498	33

Total	$25,334	$27,655	$3,951	$30,193	$1,588

At December 31, 2019, $5.2 million of impaired loans had specific valuation allowances totaling $929,000.  At December 31, 2018, $8.4 million of impaired loans had specific valuation allowances totaling $2.0 million.  At December 31, 2017, $12.7 million of impaired loans had specific valuation allowances totaling $4.0 million.  For impaired loans which were non-accruing, interest of approximately $761,000, $1.0 million and $1.2 million would have been recognized on an accrual basis during the years ended December 31, 2019, 2018 and 2017, respectively.

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

The following table presents newly restructured loans during the years ended December 31, 2019, 2018 and 2017 by type of modification:

	2019
				Total
	Interest Only	Term	Combination	Modification
	(In Thousands)

Consumer	$—	$136	$—	$136

	$—	$136	$—	$136

	2018
				Total
	Interest Only	Term	Combination	Modification
	(In Thousands)

Mortgage loans on real estate:
Residential one-to-four family	$1,348	$—	$—	$1,348
Construction and land development	—	31	—	31
Commercial	—	—	106	106
Consumer	—	535	—	535

	$1,348	$566	$106	$2,020

	2017
				Total
	Interest Only	Term	Combination	Modification
	(In Thousands)

Mortgage loans on real estate:
Commercial	$—	$—	$5,759	$5,759
Commercial business	—	16	274	290
Consumer	—	245	—	245

	$—	$261	$6,033	$6,294

At December 31, 2019, the Company had $1.9 million of loans that were modified in troubled debt restructurings and impaired, as follows:  $251,000 of construction and land development loans, $768,000 of single family residential mortgage loans, $412,000 of commercial real estate loans, $156,000 of commercial business loans and $343,000 of consumer loans.  Of the total troubled debt restructurings at December 31, 2019, $1.4 million were accruing interest and $562,000 were classified as substandard using the Company’s internal grading system which is described below. The Company had no troubled debt restructurings which were modified in the previous 12 months and subsequently defaulted during the year ended December 31, 2019.  When loans modified as troubled debt restructuring have subsequent payment defaults, the defaults are factored into the determination of the allowance for loan losses to ensure specific valuation allowances reflect amounts considered uncollectible.  At December 31, 2018, the Company had $6.9 million of loans that were modified in troubled debt restructurings and impaired, as follows:  $283,000 of construction and land development loans, $3.9 million of single family residential mortgage loans, $1.3 million of commercial real estate loans, $548,000 of commercial business loans, and $803,000 of consumer loans.  Of the total troubled debt restructurings at December 31, 2018, $4.7 million were accruing interest and $2.5 million were classified as substandard using the Company’s internal grading system. During the year ended December 31, 2019, borrowers with loans designated as troubled debt restructurings totaling $63,000, all of which consisted of consumer loans, met the criteria for placement back on accrual status.  This criteria is generally a minimum of six months of consistent and timely payment performance under original or modified terms.

The Company reviews the credit quality of its loan portfolio using an internal grading system that classifies loans as “Satisfactory,” “Watch,” “Special Mention,” “Substandard” and “Doubtful.”  Loans classified as watch are being monitored because of indications of potential weaknesses or deficiencies that may require future classification as special mention or substandard.  Special mention loans possess potential weaknesses that deserve management’s close attention but do not expose the Bank to a degree of risk that warrants substandard classification.  Substandard loans are characterized by the distinct possibility that the Bank will sustain some loss if certain deficiencies are not corrected.  Doubtful loans are those having all the weaknesses inherent to those classified Substandard with the added characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.  Loans not meeting any of the criteria previously described are considered satisfactory.  The FDIC-assisted acquired loans are evaluated using this internal grading system.  These loans are accounted for in pools.   Minimal adverse classification in these acquired loan pools was identified as of December 31, 2019 and 2018 respectively.  See Note 4 for further discussion of the acquired loan pools and termination of the loss sharing agreements.

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

The loan grading system is presented by loan class below:

	December 31, 2019
			Special
	Satisfactory	Watch	Mention	Substandard	Doubtful	Total
	(In Thousands)

One- to four-family residential
construction	$33,963	$—	$—	$—	$—	$33,963
Subdivision construction	16,061	27	—	—	—	16,088
Land development	40,431	—	—	—	—	40,431
Commercial construction	1,322,861	—	—	—	—	1,322,861
Owner occupied one- to-four-
family residential	385,001	26	—	1,989	—	387,016
Non-owner occupied one- to-
four-family residential	119,743	419	—	181	—	120,343
Commercial real estate	1,458,400	32,063	—	3,709	—	1,494,172
Other residential	866,006	—	—	—	—	866,006
Commercial business	307,322	4,651	—	1,236	—	313,209
Industrial revenue bonds	13,189	—	—	—	—	13,189
Consumer auto	150,874	47	—	933	—	151,854
Consumer other	46,294	92	—	334	—	46,720
Home equity lines of credit	118,428	43	—	517	—	118,988
Loans acquired and accounted for
under ASC 310-30, net of discounts	127,192	—	—	14	—	127,206

Total	$5,005,765	$37,368	$—	$8,913	$—	$5,052,046

	December 31, 2018
			Special
	Satisfactory	Watch	Mention	Substandard	Doubtful	Total
	(In Thousands)

One- to four-family residential
construction	$25,803	$374	$—	$—	$—	$26,177
Subdivision construction	12,077	1,718	—	49	—	13,844
Land development	39,892	4,600	—	—	—	44,492
Commercial construction	1,417,166	—	—	—	—	1,417,166
Owner occupied one- to-four-
family residential	274,661	43	—	2,162	—	276,866
Non-owner occupied one- to-
four-family residential	119,951	941	—	1,546	—	122,438
Commercial real estate	1,357,987	11,061	—	2,387	—	1,371,435
Other residential	784,393	501	—	—	—	784,894
Commercial business	315,518	5,163	—	1,437	—	322,118
Industrial revenue bonds	13,940	—	—	—	—	13,940
Consumer auto	251,824	116	—	1,588	—	253,528
Consumer other	56,859	157	—	334	—	57,350
Home equity lines of credit	121,134	118	—	100	—	121,352
Loans acquired and accounted for
under ASC 310-30, net of discounts	167,632	—	—	19	—	167,651

Total	$4,958,837	$24,792	$—	$9,622	$—	$4,993,251

Certain of the Bank’s real estate loans are pledged as collateral for borrowings as set forth in Notes 9 and 11.

Certain directors and executive officers of the Company and the Bank, and their related interests, are customers of and had transactions with the Bank in the ordinary course of business.  Except for the interest rates on loans secured by personal residences, in the opinion of management, all loans included in such transactions were made on substantially the same terms as those prevailing at the time for comparable transactions with unrelated parties.  Generally, residential first mortgage loans and home equity lines of credit to all employees and directors have been granted at interest rates equal to the Bank’s cost of funds, subject to annual adjustments in the case of residential first mortgage loans and monthly adjustments in the case of home equity lines of credit.  At December 31, 2019 and 2018, loans outstanding to these directors and executive officers, and their related interests, are summarized as follows:

	2019	2018
	(In Thousands)

Balance, beginning of year	$29,017	$40,041
New loans	15,062	17,141
Payments	(28,839)	(28,165)

Balance, end of year	$15,240	$29,017

Note 4:	FDIC-Acquired Loans, Loss Sharing Agreements and FDIC Indemnification Assets

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

The loans and foreclosed assets purchased in the InterBank transaction were covered by a loss sharing agreement between the FDIC and Great Southern Bank.  This agreement originally was to extend for ten years for 1-4 family real estate loans and for five years for other loans but was terminated early, effective June 9, 2017, by mutual agreement of Great Southern Bank and the FDIC.  See “Loss Sharing Agreements” below.  Based upon the acquisition date fair values of the net assets acquired, no goodwill was recorded.  A premium was recorded in conjunction with the fair value of the acquired loans and the amount amortized to yield during 2019, 2018 and 2017 was $99,000, $175,000 and $269,000, respectively.

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

Based upon the acquisition date fair values of the net assets acquired, no goodwill was recorded.  A premium was recorded in conjunction with the fair value of the acquired loans and the amount amortized to yield during 2019, 2018 and 2017 was $0, $11,000 and $217,000, respectively.

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

The following table presents the balances of the acquired loans related to the various FDIC-assisted transactions at December 31, 2019 and December 31, 2018.

			Sun Security
	TeamBank	Vantus Bank	Bank	InterBank	Valley Bank
	(In Thousands)

December 31, 2019
Gross loans receivable	$7,304	$9,899	$17,906	$60,430	$41,032
Balance of accretable discount due to change in expected losses	(159)	(89)	(374)	(5,143)	(1,803)
Net carrying value of loans receivable	(7,118)	(9,797)	(17,392)	(54,442)	(38,452)
Expected loss remaining	$27	$13	$140	$845	$777

December 31, 2018
Gross loans receivable	$10,602	14,097	$21,171	$85,205	$53,470
Balance of accretable discount due to change in expected losses	(399)	(58)	(342)	(1,695)	(169)
Net carrying value of loans receivable	(10,106)	(13,809)	(20,171)	(74,436)	(49,124)
Expected loss remaining	$97	$230	$658	$9,074	$4,177

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

The amount of the estimated cash flows expected to be received from the acquired loan pools in excess of the fair values recorded for the loan pools is referred to as the accretable yield.  The accretable yield is recognized as interest income over the estimated lives of the loans.  On an ongoing basis, the Company has evaluated the fair value of the loans including cash flows expected to be collected.  Increases in the Company’s cash flow expectations are recognized as increases to the accretable yield while decreases are recognized as impairments through the allowance for loan losses.  During the years ended December 31, 2019, 2018 and 2017, improvements in expected cash flows related to the acquired loan portfolios resulted in adjustments to the accretable yield to be spread over the estimated remaining lives of the loans on a level-yield basis.  The increases in expected cash flows also reduced the amount of expected reimbursements under the loss sharing agreements, when applicable, until they were terminated or expired.  This resulted in corresponding adjustments during the year ended December 31, 2017, to the indemnification assets (which during 2017 were reduced to $-0- due to the termination of the loss sharing agreements).  The amounts of these adjustments were as follows:

	Year Ended December 31,
	2019	2018	2017
	(In Thousands)

Increase in accretable yield due to increased cash flow expectations	$12,323	$5,202	$1,333

The adjustments, along with those made in previous years, impacted the Company’s Consolidated Statements of Income as follows:

	Year Ended December 31,
	2019	2018	2017
	(In Thousands)

Interest income	$7,431	$5,134	$5,014
Noninterest income	—	—	(634)

Net impact to pre-tax income	$7,431	$5,134	$4,380

On an on-going basis the Company has estimated the cash flows expected to be collected from the acquired loan pools.  For each of the loan portfolios acquired, the cash flow estimates have increased, based on payment histories and reduced credit loss expectations.  This resulted in increased income that has been spread, on a level-yield basis, over the remaining expected lives of the loan pools (and, therefore, has decreased over time).  Increases in expected cash flows also reduced the amount of expected reimbursements under the loss sharing agreements with the FDIC (when such agreements were in place), which were recorded as indemnification assets.  Therefore, the expected indemnification assets had also been reduced, resulting in adjustments to be amortized on a comparable basis over the remainder of the loss sharing agreements or the remaining expected lives of the loan pools, whichever was shorter.  Additional estimated cash flows totaling approximately $12.3 million were recorded in the year ended December 31, 2019 related to these loan pools, with no corresponding reduction in expected reimbursement from the FDIC as the remaining loss sharing agreements were terminated in 2017.

Because these adjustments to accretable yield will be recognized generally over the remaining lives of the loan pools, they will impact future periods as well. As of December 31, 2019, the remaining accretable yield adjustment that will affect interest income was $7.6 million.  Of the remaining adjustments affecting interest income, we expect to recognize $5.6 million of interest income during 2020. As there is no longer, nor will there be in the future, indemnification asset amortization related to TeamBank, Vantus Bank, Sun Security Bank or InterBank due to the termination or expiration of the related loss sharing agreements for those transactions, there is no remaining indemnification asset or related adjustments that will affect non-interest income (expense).  During the three months ending March 31, 2020, we will adopt the new accounting standard related to accounting for credit losses.  With the adoption of this standard, there will be no more reclassification of discounts from non-accretable to accretable subsequent to December 31, 2019.  All adjustments made prior to December 31, 2019 will continue to be accreted to interest income.

Changes in the accretable yield for acquired loan pools were as follows for the years ended December 31, 2019, 2018 and 2017:

			Sun
	TeamBank	Vantus Bank	Security Bank	InterBank	Valley Bank
	(In Thousands)

Balance, January 1, 2017	$2,477	$2,547	$4,277	$8,512	$4,797
Accretion	(1,563)	(1,373)	(2,251)	(7,505)	(5,823)
Reclassification from nonaccretable difference(1)	1,157	676	875	4,067	3,721

Balance, December 31, 2017	2,071	1,850	2,901	5,074	2,695
Accretion	(1,042)	(1,196)	(1,667)	(8,349)	(3,892)
Reclassification from nonaccretable difference(1)	327	778	1,008	8,269	4,260

Balance, December 31, 2018	1,356	1,432	2,242	4,994	3,063
Accretion	(955)	(1,006)	(1,562)	(8,798)	(4,302)
Reclassification from nonaccretable difference(1)	756	697	1,268	12,081	5,817

Balance, December 31, 2019	$1,157	$1,123	$1,948	$8,277	$4,578

(1)
Represents increases in estimated cash flows expected to be received from the acquired loan pools, primarily due to lower estimated credit losses.  The numbers also include changes in expected accretion of the loan pools for TeamBank, Vantus Bank, Sun Security Bank, InterBank and Valley Bank for the year ended December 31, 2019, totaling $667,000, $480,000, $810,000, $3.9 million and $2.5 million, respectively; for TeamBank, Vantus Bank, Sun Security Bank, InterBank and Valley Bank for the year ended December 31, 2018, totaling $312,000, $778,000, $756,000, $4.1 million and $3.5 million, respectively; and for TeamBank, Vantus Bank, Sun Security Bank, InterBank and Valley Bank for the year ended December 31, 2017, totaling $1.1 million, $663,000, $850,000, $3.5 million and $3.0 million, respectively

Note 5:	Other Real Estate Owned and Repossessions

Major classifications of other real estate owned at December 31, 2019 and 2018, were as follows:

	2019	2018
	(In Thousands)

Foreclosed assets held for sale and repossessions
One- to four-family construction	$—	$—
Subdivision construction	689	1,092
Land development	1,816	3,191
Commercial construction	—	—
One- to four-family residential	601	269
Other residential	—	—
Commercial real estate	—	—
Commercial business	—	—
Consumer	545	928
	3,651	5,480
Acquired foreclosed assets no longer covered by
FDIC loss sharing agreements, net of discounts	—	167
Acquired foreclosed assets not covered by FDIC
loss sharing agreements, net of discounts (Valley Bank)	1,003	1,234

Foreclosed assets held for sale and repossessions, net	4,654	6,881

Other real estate owned not acquired through foreclosure	871	1,559

Other real estate owned and repossessions	$5,525	$8,440

At December 31, 2019, other real estate owned not acquired through foreclosure included six properties all of which were branch locations that were closed and held for sale.  During the year ended December 31, 2019, one former branch location was both added to this category and sold at a gain of $115,000, which is included in the net gains on sales of other real estate owned and repossessions amount in the table below.

At December 31, 2018, other real estate owned not acquired through foreclosure included nine properties, eight of which were branch locations that were closed and held for sale, and one of which is land acquired for a potential branch location.  During the year ended December 31, 2018, one former branch location was sold at a loss of $24,000, which is included in the net gains on sales of other real estate owned and repossessions amount in the table below.

At December 31, 2019, residential mortgage loans totaling $1.6 million were in the process of foreclosure, $1.4 million of which were acquired loans.  Of the $1.4 million of acquired loans, $738,000 were previously covered by loss sharing agreements and $689,000 were acquired in the Valley Bank transaction.

At December 31, 2018, residential mortgage loans totaling $1.3 million were in the process of foreclosure, $1.0 million of which were acquired loans.  Of the $1.0 million of acquired loans, $873,000 were previously covered by loss sharing agreements and $171,000 were acquired in the Valley Bank transaction.

Expenses applicable to other real estate owned and repossessions for the years ended December 31, 2019, 2018 and 2017, included the following:

	2019	2018	2017
	(In Thousands)

Net gains on sales of other real estate owned and repossessions	$(750)	$(2,522)	$(2,212)
Valuation write-downs	926	3,897	1,585
Operating expenses, net of rental income	2,008	3,544	4,556

	$2,184	$4,919	$3,929

Note 6:	Premises and Equipment

Major classifications of premises and equipment at December 31, 2019 and 2018, stated at cost, were as follows:

	2019	2018
	(In Thousands)

Land	$40,632	$40,508
Buildings and improvements	96,959	95,039
Furniture, fixtures and equipment	56,986	54,327
Operating leases right of use asset	8,668	—
	203,245	189,874
Less accumulated depreciation	61,337	57,450

	$141,908	$132,424

Leases.  The Company adopted ASU 2016-02, Leases (Topic 842), on January 1, 2019, using the modified retrospective transition approach whereby comparative periods were not restated.  The Company also elected certain relief options under the ASU, including the option not to recognize right of use asset and lease liabilities that arise from short-term leases (leases with terms of twelve months or less).  The Company has 17 total lease agreements in which it is the lessee, with lease terms exceeding twelve months, substantially all of which are for branch locations and commercial loan production offices.  All of our lease agreements where we have offsite ATMs are for terms not exceeding twelve months.  Adoption of this ASU resulted in the Company initially recognizing a right of use asset and corresponding lease liability of $9.5 million during the three months ended March 31, 2019.  The amount of the right of use asset and corresponding lease liability will fluctuate based on the Company’s lease terminations, new leases and lease modifications and renewals. As of December 31, 2019, the lease right of use asset value was $8.7 million and the corresponding lease liability was $8.7 million.

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

ASU 2016-02 also requires certain other accounting elections.  The Company elected the short-term lease recognition exemption for all leases that qualify, meaning those with terms under twelve months.  Right of use assets or lease liabilities are not to be recognized for short-term leases. The Company also elected the practical expedient to not separate lease and non-lease components for all leases.   The Company’s short-term leases related to offsite ATMs have both fixed and variable lease payment components, based on the number of transactions at the various ATMs. The variable portion of these lease payments is not material and the total lease expense related to ATMs was $286,000 for the year ended December 31, 2019.

The calculated amounts of the right of use assets and lease liabilities in the table below are impacted by the length of the lease term and the discount rate used to present value the minimum lease payments. The Company’s lease agreements often include one or more options to renew extended term in the calculation of the right of use asset and lease liability. Regarding the discount rate, the ASU requires the use of the rate implicit in the lease at the Company’s discretion. If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the right of use asset lease liability. Regarding the discount rate, the ASU requires the use of the rate implicit in the lease whenever this rate is readily determinable. As this rate is rarely determinable, the Company utilizes its incremental borrowing rate at lease inception over a similar term. The discount rate utilized was the FHLBank borrowing rate for the term corresponding to the expected term of the lease.  The expected lease terms range from 2.3 years to 18.9 years with a weighted-average lease term of 10.6 years.  The weighted-average discount rate was 3.40%.

At or For the
Year Ended
December 31, 2019
(In Thousands)
Statement of Financial Condition
Operating leases right of use asset	$8,668
Operating leases liability	$8,747

Statement of Income
Operating lease costs classified as occupancy and equipment expense	$1,460
(includes short-term lease costs and amortization of right of use asset)

Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,381
Right of use assets obtained in exchange for lease obligations:
Operating leases	$9,538

For the years ended December 31, 2019 and 2018, lease expense was $1.5 million and $1.2 million, respectively.  At December 31, 2019, future expected lease payments for leases with terms exceeding one year were as follows (in thousands):

2020	$1,132
2021	1,148
2022	1,131
2023	1,099
2024	999
Thereafter	5,186

Future lease payments expected	10,695

Less interest portion of lease payments	(1,948)

Lease liability	$8,747

The Company does not sublease any of its leased facilities; however, it does lease to other third parties portions of facilities that it owns.  In terms of being the lessor in these circumstances, all of these lease agreements are classified as operating leases.  In the years ended December 31, 2019 and 2018, income recognized from these lessor agreements was $1.1 million and $1.0 million, respectively, and was included in occupancy and equipment expense.

Note 7:	Investments in Limited Partnerships

Investments in Affordable Housing Partnerships

The Company has invested in certain limited partnerships that were formed to develop and operate apartments and single-family houses designed as high-quality affordable housing for lower income tenants throughout Missouri and contiguous states.  At December 31, 2019 the Company had 15 such investments, with a net carrying value of $22.8 million.  At December 31, 2018 the Company had 17 such investments, with a net carrying value of $22.9 million.  Due to the Company’s inability to exercise any significant influence over any of the investments in Affordable Housing Partnerships, they all are accounted for using the proportional amortization method.  Each of the partnerships must meet the regulatory requirements for affordable housing for a minimum 15-year compliance period to fully utilize the tax credits.  If the partnerships cease to qualify during the compliance period, the credits may be denied for any period in which the projects are not in compliance and a portion of the credits previously taken may be subject to recapture with interest.

The remaining federal affordable housing tax credits to be utilized through 2029 were $25.2 million as of December 31, 2019, assuming no tax credit recapture events occur and all projects currently under construction are completed as planned.  Amortization of the investments in partnerships is expected to be approximately $22.8 million, assuming all projects currently under construction are completed and funded as planned.  The Company’s usage of federal affordable housing tax credits approximated $8.0 million, $6.6 million and $6.6 million during 2019, 2018 and 2017, respectively.  Investment amortization amounted to $5.8 million, $5.0 million and $5.2 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Investments in Community Development Entities

The Company has invested in certain limited partnerships that were formed to develop and operate business and real estate projects located in low-income communities.  At December 31, 2019, the Company had no such investment.  At December 31, 2018, the Company had one such investment, with a net carrying value of $365,000.  Due to the Company’s inability to exercise any significant influence over any of the investments in qualified Community Development Entities, they are all accounted for using the cost method.  Each of the partnerships provides federal New Market Tax Credits over a seven-year credit allowance period.  In each of the first three years, credits totaling five percent of the original investment are allowed on the credit allowance dates and for the final four years, credits totaling six percent of the original investment are allowed on the credit allowance dates.  Each of the partnerships must be invested in a qualified Community Development Entity on each of the credit allowance dates during the seven-year period to utilize the tax credits.  If the Community Development Entities cease to qualify during the seven-year period, the credits may be denied for any credit allowance date and a portion of the credits previously taken may be subject to recapture with interest.  The investments in the Community Development Entities cannot be redeemed before the end of the seven-year period.

The Company’s usage of federal New Market Tax Credits approximated $480,000, $480,000 and $1.2 million during 2019, 2018 and 2017, respectively.  Investment amortization amounted to $365,000, $575,000 and $930,000 for the years ended December 31, 2019, 2018 and 2017, respectively.

Investments in Limited Partnerships for Federal Rehabilitation/Historic Tax Credits

From time to time, the Company has invested in certain limited partnerships that were formed to provide certain federal rehabilitation/historic tax credits.  Previously, the Company utilized these credits in their entirety in the year the project was placed in service and the impact to the Consolidated Statements of Income has not been material.  In future periods, such partnerships provide federal rehabilitation/historic tax credits over a five-year credit allowance period.

Investments in Limited Partnerships for State Tax Credits

From time to time, the Company has invested in certain limited partnerships that were formed to provide certain state tax credits.  The Company has primarily syndicated these tax credits and the impact to the Consolidated Statements of Income has not been material.

Note 8:	Deposits

Deposits at December 31, 2019 and 2018, are summarized as follows:

	Weighted Average
	Interest Rate	2019	2018
		(In Thousands, Except Interest Rates)

Noninterest-bearing accounts	—	$687,068	$661,061
Interest-bearing checking and
savings accounts	0.55% and 0.46%	1,551,929	1,472,535
		2,238,997	2,133,596

Certificate accounts	0% - 0.99%	122,649	150,656
	1% - 1.99%	523,816	511,873
	2% - 2.99%	1,053,914	857,973
	3% - 3.99%	19,849	69,793
	4% - 4.99%	881	1,116
	5% and above	—	—
		1,721,109	1,591,411

		$3,960,106	$3,725,007

The weighted average interest rate on certificates of deposit was 2.09% and 1.98% at December 31, 2019 and 2018, respectively.
The aggregate amount of certificates of deposit originated by the Bank in denominations greater than $100,000 was approximately $830.8 million and $733.9 million at December 31, 2019 and 2018, respectively.  The Bank utilizes brokered deposits as an additional funding source.  The aggregate amount of brokered deposits was approximately $371.7 million and $326.9 million at December 31, 2019 and 2018, respectively.

At December 31, 2019, scheduled maturities of certificates of deposit were as follows:

	Retail	Brokered	Total
	(In Thousands)

2020	$1,079,690	$304,302	$1,383,992
2021	185,122	—	185,122
2022	53,841	13,751	67,592
2023	17,762	42,448	60,210
2024	12,164	11,200	23,364
Thereafter	829	—	829

	$1,349,408	$371,701	$1,721,109

A summary of interest expense on deposits for the years ended December 31, 2019, 2018 and 2017, is as follows:

	2019	2018	2017
	(In Thousands)

Checking and savings accounts	$7,971	$5,982	$4,699
Certificate accounts	37,723	22,149	16,009
Early withdrawal penalties	(124)	(174)	(113)

	$45,570	$27,957	$20,595

Note 9:	Advances From Federal Home Loan Bank

At December 31, 2019 and 2018, there were no outstanding term advances from the Federal Home Loan Bank of Des Moines (FHLBank advances).  There were overnight funds from the Federal Home Loan Bank of Des Moines, which are included below in Note 10.

The Bank has pledged FHLB stock, investment securities and first mortgage loans free of pledges, liens and encumbrances as collateral for outstanding advances.  No investment securities were specifically pledged as collateral for advances at December 31, 2019 and 2018.  Loans with carrying values of approximately $1.60 billion and $1.36 billion were pledged as collateral for outstanding advances at December 31, 2019 and 2018, respectively.  The Bank had potentially available $867.1 million remaining on its line of credit under a borrowing arrangement with the FHLB of Des Moines at December 31, 2019.

Note 10:	Short-Term Borrowings

Short-term borrowings at December 31, 2019 and 2018, are summarized as follows:

	2019	2018
	(In Thousands)

Notes payable – Community Development Equity Funds	$1,267	$1,625
Other interest-bearing liabilities	30,890	13,100
Overnight borrowings from the Federal Home Loan Bank	196,000	178,000
Securities sold under reverse repurchase agreements	84,167	105,253

	$312,324	$297,978

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
At December 31, 2019, other interest-bearing liabilities consist of cash collateral held by the Company to satisfy minimum collateral posting thresholds with its derivative dealer counterparties representing the termination value of derivatives, which at such time were in a net asset position.  Under the collateral agreements between the parties, either party may choose to provide cash or securities to satisfy its collateral requirements.

Short-term borrowings had weighted average interest rates of 1.25% and 1.68% at December 31, 2019 and 2018, respectively.  Short-term borrowings averaged approximately $260.0 million and $137.3 million for the years ended December 31, 2019 and 2018, respectively.  The maximum amounts outstanding at any month end were $346.9 million and $298.0 million, respectively, during those same periods.

The following table represents the Company’s securities sold under reverse repurchase agreements, by collateral type and remaining contractual maturity at December 31, 2019 and 2018:

	2019	2018
	Overnight and	Overnight and
	Continuous	Continuous
	(In Thousands)

Mortgage-backed securities – GNMA, FNMA, FHLMC	$84,167	$105,253

Note 11:	Federal Reserve Bank Borrowings

At December 31, 2019 and 2018, the Bank had $367.8 million and $460.7 million, respectively, available under a line-of-credit borrowing arrangement with the Federal Reserve Bank.  The line is secured primarily by consumer and commercial loans.  There were no amounts borrowed under this arrangement at December 31, 2019 or 2018.

Note 12:	Subordinated Debentures Issued to Capital Trusts

In November 2006, Great Southern Capital Trust II (Trust II), a statutory trust formed by the Company for the purpose of issuing the securities, issued a $25.0 million aggregate liquidation amount of floating rate cumulative trust preferred securities.  The Trust II securities bear a floating distribution rate equal to 90-day LIBOR plus 1.60%.  The Trust II securities became redeemable at the Company’s option in February 2012, and if not sooner redeemed, mature on February 1, 2037.  The Trust II securities were sold in a private transaction exempt from registration under the Securities Act of 1933, as amended.  The gross proceeds of the offering were used to purchase Junior Subordinated Debentures from the Company totaling $25.8 million and bearing an interest rate identical to the distribution rate on the Trust II securities.  The initial interest rate on the Trust II debentures was 6.98%.  The interest rate was 3.51% and 4.14% at December 31, 2019 and 2018, respectively.

At December 31, 2019 and 2018, subordinated debentures issued to capital trusts are summarized as follows:

	2019	2018
	(In Thousands)

Subordinated debentures	$25,774	$25,774

Note 13:	Subordinated Notes

On August 8, 2016, the Company completed the public offering and sale of $75.0 million of its subordinated notes.  The notes are due August 15, 2026, and have a fixed interest rate of 5.25% until August 15, 2021, at which time the rate becomes floating at a rate equal to three-month LIBOR plus 4.087%.  The Company may call the notes at par beginning on August 15, 2021, and on any scheduled interest payment date thereafter.  The notes were sold at par, resulting in net proceeds, after underwriting discounts and commissions, legal, accounting and other professional fees, of approximately $73.5 million.  Total debt issuance costs, totaling approximately $1.5 million, were deferred and are being amortized over the expected life of the notes, which is five years from the issuance date.  Amortization of the debt issuance costs during the years ended December 31, 2019 and 2018, totaled $434,000 and $154,000, respectively, and is included in interest expense on subordinated notes in the consolidated statements of income, resulting in an imputed interest rate of 5.89%.

At December 31, 2019 and 2018, subordinated notes are summarized as follows:

	2019	2018
	(In Thousands)

Subordinated notes	$75,000	$75,000
Less: unamortized debt issuance costs	724	1,158
	$74,276	$73,842

Note 14:	Income Taxes

The Company files a consolidated federal income tax return.  As of December 31, 2019 and 2018, retained earnings included approximately $17.5 million for which no deferred income tax liability had been recognized.  This amount represents an allocation of income to bad debt deductions for tax purposes only for tax years prior to 1988.  If the Bank were to liquidate, the entire amount would have to be recaptured and would create income for tax purposes only, which would be subject to the then-current corporate income tax rate.  The unrecorded deferred income tax liability on the above amount was approximately $3.9 million at both December 31, 2019 and 2018, respectively.

During the years ended December 31, 2019, 2018 and 2017, the provision for income taxes included these components:

	2019	2018	2017
	(In Thousands)

Taxes currently payable	$15,375	$19,291	$9,335
Deferred income taxes	1,074	(4,450)	11,528
Adjustment of deferred tax asset or liability for enacted changes in tax laws	—	—	(2,105)

Income taxes	$16,449	$14,841	$18,758

The tax effects of temporary differences related to deferred taxes shown on the statements of financial condition were:

	December 31,
	2019	2018
	(In Thousands)

Deferred tax assets
Allowance for loan losses	$9,188	$8,758
Interest on nonperforming loans	161	320
Accrued expenses	821	726
Write-down of foreclosed assets	185	600
Write-down of fixed assets	50	191
Partnership tax credits	732	—
Deferred income	509	—
Difference in basis for acquired assets and liabilities	2,540	4,031
	14,186	14,626

Deferred tax liabilities
Tax depreciation in excess of book depreciation	(5,986)	(5,409)
FHLB stock dividends	(817)	(798)
Partnership tax credits	—	(404)
Prepaid expenses	(891)	(569)
Unrealized gain on available-for-sale securities	(2,671)	(83)
Unrealized gain on cash flow derivatives	(6,853)	(2,761)
Other	(233)	(113)
	(17,451)	(10,137)

Net deferred tax asset (liability)	$(3,265)	$4,489

Reconciliations of the Company’s effective tax rates from continuing operations to the statutory corporate tax rates were as follows:

	2019	2018	2017

Tax at statutory rate	21.0%	21.0%	35.0%
Nontaxable interest and dividends	(0.5)	(0.8)	(1.6)
Tax credits	(3.6)	(3.4)	(6.1)
State taxes	1.3	1.1	1.1
Initial impact of enactment of 2017 Tax Act	0.0	0.0	(0.4)
Other	0.1	0.2	(1.3)

	18.3%	18.1%	26.7%

The Tax Cuts and Jobs Act (“TCJ Act”) was signed into law on December 22, 2017, making several changes to U. S. corporate income tax laws, including reducing the corporate Federal income tax rate from 35% to 21% effective for tax years beginning on or after January 1, 2018.  U. S. GAAP requires that the impact of the provisions of the TCJ Act be accounted for in the period of enactment. The Company recognized the income tax effects of the TCJ Act in its 2017 financial statements. The TCJ Act is complex and required significant detailed analysis.  During the preparation of the Company’s 2017 income tax returns in 2018, no additional adjustments related to enactment of the TCJ Act were identified.

The Company and its consolidated subsidiaries have not been audited recently by the Internal Revenue Service (IRS), except as described here.  The Company, through one of its subsidiaries, is a partner in two partnerships which were under IRS examination for 2006 and 2007.  As a result, the Company’s 2006 and subsequent tax years remained open for examination.  The examinations of these partnerships were completed during 2019.  The completion of these examinations did not result in significant changes to the Company’s tax positions.  As a result, federal tax years through December 31, 2015 are now closed.

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

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2019 and 2018:

		Fair Value Measurements Using
		Quoted Prices
		in Active
		Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)

December 31, 2019
Agency mortgage-backed securities	$165,042	$—	$165,042	$—
Agency collateralized mortgage obligations	151,950	—	151,950	—
States and political subdivisions	35,125	—	35,125	—
Small Business Administration	22,058	—	22,058	—
Interest rate derivative asset	31,476	—	31,476	—
Interest rate derivative liability	(1,547)	—	(1,547)	—

December 31, 2018
Agency mortgage-backed securities	$153,258	$—	$153,258	$—
Agency collateralized mortgage obligations	39,260	—	39,260	—
States and political subdivisions	51,450	—	51,450	—
Interest rate derivative asset	12,800	—	12,800	—
Interest rate derivative liability	(716)	—	(716)	—

The following is a description of inputs and valuation methodologies used for assets recorded at fair value on a recurring basis and recognized in the accompanying statements of financial condition at December 31, 2019 and 2018, as well as the general classification of such assets pursuant to the valuation hierarchy.  There have been no significant changes in the valuation techniques during the year ended December 31, 2019.

Available-for-Sale Securities

Investment securities available for sale are recorded at fair value on a recurring basis.  The fair values used by the Company are obtained from an independent pricing service, which represent either quoted market prices for the identical asset or fair values determined by pricing models, or other model-based valuation techniques, that consider observable market data, such as interest rate volatilities, LIBOR yield curve, credit spreads and prices from market makers and live trading systems.  Recurring Level 1 securities include exchange traded equity securities.  There were no recurring Level 1 securities at December 31, 2019 or 2018.  Recurring Level 2 securities include U.S. government agency securities, mortgage-backed securities, state and municipal bonds and certain other investments.  Inputs used for valuing Level 2 securities include observable data that may include dealer quotes, benchmark yields, market spreads, live trading levels and market consensus prepayment speeds, among other things.  Additional inputs include indicative values derived from the independent pricing service’s proprietary computerized models.  There were no recurring Level 3 securities at December 31, 2019 or 2018.

Interest Rate Derivatives

The fair value is estimated using forward-looking interest rate curves and is determined using observable market rates and, therefore, are classified within Level 2 of the valuation hierarchy.

Nonrecurring Measurements

The following tables present the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2019 and 2018:

		Fair Value Measurements Using
		Quoted
		Prices
		in Active
		Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)

December 31, 2019
Impaired loans	$635	$—	$—	$635

Foreclosed assets held for sale	$1,112	$—	$—	$1,112

December 31, 2018
Impaired loans	$2,805	$—	$—	$2,805

Foreclosed assets held for sale	$1,776	$—	$—	$1,776

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
Loans Held for Sale

Mortgage loans held for sale are recorded at the lower of carrying value or fair value.  The fair value of mortgage loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics.  As such, the Company classifies mortgage loans held for sale as Nonrecurring Level 2.  Write-downs to fair value typically do not occur as the Company generally enters into commitments to sell individual mortgage loans at the time the loan is originated to reduce market risk.  The Company typically does not have commercial loans held for sale.  At December 31, 2019 and 2018, the aggregate fair value of mortgage loans held for sale exceeded their cost.  Accordingly, no mortgage loans held for sale were marked down and reported at fair value.
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

The Company records impaired loans as Nonrecurring Level 3.  If a loan’s fair value as estimated by the Company is less than its carrying value, the Company either records a charge-off for the portion of the loan that exceeds the fair value or establishes a reserve within the allowance for loan losses specific to the loan.  Loans for which such charge-offs or reserves were recorded during the years ended December 31, 2019 and 2018, are shown in the table above (net of reserves).

Foreclosed Assets Held for Sale

Foreclosed assets held for sale are initially recorded at fair value less estimated cost to sell at the date of foreclosure.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less estimated cost to sell.  Foreclosed assets held for sale are classified within Level 3 of the fair value hierarchy.  The foreclosed assets represented in the table above have been re-measured during the years ended December 31, 2019 and 2018, subsequent to their initial transfer to foreclosed assets.

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

	December 31, 2019			December 31, 2018
	Carrying	Fair	Hierarchy	Carrying	Fair	Hierarchy
	Amount	Value	Level	Amount	Value	Level
	(Dollars in Thousands)

Financial assets
Cash and cash equivalents	$220,155	$220,155	1	$202,742	$202,742	1
Mortgage loans held for sale	9,242	9,242	2	1,650	1,650	2
Loans, net of allowance for loan losses	4,153,982	4,129,984	3	3,989,001	3,955,786	3
Accrued interest receivable	13,530	13,530	3	13,448	13,448	3
Investment in FHLB stock	13,473	13,473	3	12,438	12,438	3

Financial liabilities
Deposits	3,960,106	3,963,875	3	3,725,007	3,717,899	3
Short-term borrowings	312,324	312,324	3	297,978	297,978	3
Subordinated debentures	25,774	25,774	3	25,774	25,774	3
Subordinated notes	74,276	76,875	2	73,842	75,188	2
Accrued interest payable	4,250	4,250	3	3,570	3,570	3

Unrecognized financial instruments
(net of contractual value)
Commitments to originate loans	—	—	3	—	—	3
Letters of credit	109	109	3	146	146	3
Lines of credit	—	—	3	—	—	3

Note 16:	Derivatives and Hedging Activities

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

As part of the Valley Bank FDIC-assisted acquisition, the Company acquired seven loans with related interest rate swaps.  Valley’s swap program differed from the Company’s in that Valley did not have back to back swaps with the customer and a counterparty.  Five of the seven acquired loans with interest rate swaps have paid off.  The notional amount of the two remaining Valley swaps was $689,000 at December 31, 2019.  At December 31, 2019, excluding the Valley Bank swaps, the Company had 19 interest rate swaps totaling $96.0 million in notional amount with commercial customers, and 19 interest rate swaps with the same notional amount with third parties related to its program.  In addition at December 31, 2019, the Company had five participation loans purchased totaling $37.4 million, in which the lead institution has an interest rate swap with their customer and the economics of the counterparty swap are passed along to us through the loan participation.  At December 31, 2018, excluding the Valley Bank swaps, the Company had 18 interest rate swaps totaling $78.5 million in notional amount with commercial customers, and 18 interest rate swaps with the same notional amount with third parties related to its program.  In addition at December 31, 2018, the Company had three participation loans purchased totaling $31.2 million, in which the lead institution has an interest rate swap with their customer and the economics of the counterparty swap are passed along to us through the loan participation. During the years ended December 31, 2019, 2018 and 2017, the Company recognized net gains (losses) of $(104,000), $25,000 and $28,000, respectively, in noninterest income related to changes in the fair value of these swaps.

Cash Flow Hedges

Interest Rate Swap.  As a strategy to maintain acceptable levels of exposure to the risk of changes in future cash flows due to interest rate fluctuations, in October 2018, the Company entered into an interest rate swap transaction as part of its ongoing interest rate management strategies to hedge the risk of its floating rate loans.  The notional amount of the swap is $400 million with a termination date of October 6, 2025.  Under the terms of the swap, the Company will receive a fixed rate of interest of 3.018% and will pay a floating rate of interest equal to one-month USD-LIBOR.  The floating rate will be reset monthly and net settlements of interest due to/from the counterparty will also occur monthly.  The floating rate of interest was 1.71% as of December 31, 2019.  Therefore, in the near term, the Company will receive net interest settlements which will be recorded as loan interest income, to the extent that the fixed rate of interest continues to exceed one-month USD-LIBOR.  If USD-LIBOR exceeds the fixed rate of interest in future periods, the Company will be required to pay net settlements to the counterparty and will record those net payments as a reduction of interest income on loans.  The Company recorded interest income of $3.1 million and $673,000 on this interest rate swap during the year ended December 31, 2019 and 2018, respectively.  The effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affected earnings.  Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.  During each of the years ended December 31, 2019 and 2018, the Company recognized $-0- in noninterest income related to changes in the fair value of this derivative.

Interest Rate Cap.  Previously, the Company entered into two interest rate cap agreements for a portion of its floating rate debt associated with its trust preferred securities.  One agreement terminated in 2015 and one agreement terminated in 2017.  The effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affected earnings.  Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.  During the year ended December 31, 2017, the Company recognized $-0- in noninterest income related to changes in the fair value of these derivatives.  During the year ended December 31, 2017, the Company recognized $244,000 in interest expense related to the amortization of the cost of these interest rate caps.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Financial Condition:

	Location in	Fair Value
	Consolidated Statements	December 31,	December 31,
	of Financial Condition	2019	2018
		(In Thousands)

Derivatives designated as
hedging instruments
Interest rate swap	Prepaid expenses and other assets	$30,056	$12,106

Total derivatives designated
as hedging instruments		$30,056	$12,106

Derivatives not designated
as hedging instruments

Derivative Assets
Derivatives not designated
as hedging instruments
Interest rate products	Prepaid expenses and other assets	$1,420	$694

Total derivatives not
designated as hedging
instruments		$1,420	$694

Derivative Liabilities
Derivatives not designated
as hedging instruments
Interest rate products	Accrued expenses and other liabilities	$1,547	$716

Total derivatives not
designated as hedging
instruments		$1,547	$716

The following table presents the effect of cash flow hedge accounting on the statements of comprehensive income:

	Year Ended December 31
	Amount of Gain (Loss) Recognized in AOCI
Cash Flow Hedges	2019	2018	2017
	(In Thousands)

Interest rate swap (2019 and 2018) and interest rate cap (2017), net of income taxes	$13,857	$9,345	$161

The following table presents the effect of cash flow hedge accounting on the statements of operations:

	Year Ended December 31
Cash Flow Hedges	2019		2018		2017
	Interest	Interest	Interest	Interest	Interest	Interest
	Income	Expense	Income	Expense	Income	Expense
	(In Thousands)

Interest rate swap (2019 and 2018) and interest rate cap (2017), net of income taxes	$3,082	$—	$673	$—	$—	$244

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

At December 31, 2019, the termination value of derivatives with our derivative dealer counterparties (related to loan level swaps with commercial lending customers) in a net liability position, which included accrued interest but excluded any adjustment for nonperformance risk, related to these agreements was $1.1 million.  In addition, as of December 31, 2019, the termination value of derivatives with our derivative dealer counterparty (related to the balance sheet hedge commenced in October 2018) in a net asset position, which included accrued interest but excluded any adjustment for nonperformance risk, related to these agreements was $30.1 million.  The Company has minimum collateral posting thresholds with its derivative dealer counterparties.  At December 31, 2019, the Company’s activity with one of its derivative counterparties met the level at which the minimum collateral posting thresholds take effect (collateral to be received by the Company) and the derivative counterparties had posted collateral of $30.9 million to the Company to satisfy the balance sheet hedge agreement.  Additionally, the Company’s activity with one of its derivative counterparties met the level at which the minimum collateral posting thresholds take effect (collateral to be given by the Company) and the Company had posted collateral of $1.1 million to the derivative counterparties to satisfy the loan level agreements.  If the Company had breached any of these provisions at December 31, 2019 or December 31, 2018, it could have been required to settle its obligations under the agreements at the termination value.  At December 31, 2018, the termination value of derivatives with our derivative dealer counterparties (related to loan level swaps with commercial lending customers) in a net asset position, which included accrued interest but excluded any adjustment for nonperformance risk, related to these agreements was $396,000.  In addition, as of December 31, 2018, the termination value of derivatives with our derivative dealer counterparty (related to the balance sheet hedge commenced in October 2018) in a net asset position, which included accrued interest but excluded any adjustment for nonperformance risk, related to these agreements was $12.3 million.  At December 31, 2018, the Company’s activity with certain of its derivative counterparties met the level at which the minimum collateral posting thresholds take effect (collateral to be received by the Company) and the derivative counterparties had posted collateral of $704,000 to the Company to satisfy the loan level agreements and collateral of $12.8 million to the Company to satisfy the balance sheet hedge agreement.

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

At December 31, 2019 and 2018, the Bank had outstanding commitments to originate loans and fund commercial construction loans aggregating approximately $92.4 million and $105.3 million, respectively.  The commitments extend over varying periods of time with the majority being disbursed within a 30- to 180-day period.

Mortgage loans in the process of origination represent amounts that the Bank plans to fund within a normal period of 60 to 90 days, many of which are intended for sale to investors in the secondary market.  Total mortgage loans in the process of origination amounted to approximately $69.3 million and $24.3 million at December 31, 2019 and 2018, respectively.

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

The Company had total outstanding standby letters of credit amounting to approximately $26.3 million and $28.9 million at December 31, 2019 and 2018, respectively, with $26.3 million and $28.4 million, respectively, of the letters of credit having terms up to five years and $-0- and $476,000, respectively, of the letters of credit having terms over five years.  Of the amount having terms over five years, $0 and $476,000 at December 31, 2019 and 2018, respectively, consisted of an outstanding letter of credit to guarantee the payment of principal and interest on a Multifamily Housing Refunding Revenue Bond Issue.

Purchased Letters of Credit

The Company has purchased letters of credit from the Federal Home Loan Bank as security for certain public deposits.  The amount of the letters of credit was $0 and $2.1 million at December 31, 2019 and 2018, respectively, and they expire in less than one year from issuance.

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

At December 31, 2019, the Bank had granted unused lines of credit to borrowers aggregating approximately $1.2 billion and $155.8 million for commercial lines and open‑end consumer lines, respectively.  At December 31, 2018, the Bank had granted unused lines of credit to borrowers aggregating approximately $1.1 billion and $150.9 million for commercial lines and open‑end consumer lines, respectively.

Credit Risk

The Bank grants collateralized commercial, real estate and consumer loans primarily to customers in its market areas.  Although the Bank has a diversified portfolio, loans (excluding those covered by loss sharing agreements) aggregating approximately $725.0 million and $750.3 million at December 31, 2019 and 2018, respectively, are secured primarily by apartments, condominiums, residential and commercial land developments, industrial revenue bonds and other types of commercial properties in the St. Louis, Missouri, area.

Note 18:	Additional Cash Flow Information

	2019	2018	2017
	(In Thousands)

Noncash Investing and Financing Activities
Real estate acquired in settlement of loans	$12,729	$12,044	$23,780
Sale and financing of foreclosed assets	1,340	2,578	603
Conversion of premises and equipment to foreclosed assets	1,135	—	—
Dividends declared but not paid	4,849	4,528	3,381

Additional Cash Payment Information
Interest paid	53,922	37,091	27,724
Income taxes paid	5,719	2,569	17,563

Note 19:	Employee Benefits

The Company participates in the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra DB Plan), a multiemployer defined benefit pension plan covering all employees who have met minimum service requirements.  Effective July 1, 2006, this plan was closed to new participants.  Employees already in the plan continue to accrue benefits.  The Pentegra DB Plan’s Employer Identification Number is 13-5645888 and the Plan Number is 333.  The Company’s policy is to fund pension cost accrued.  Employer contributions charged to expense for this plan for the years ended December 31, 2019, 2018 and 2017, were approximately $1.8 million, $1.3 million and $1.1 million, respectively.  The Company’s contributions to the Pentegra DB Plan were not more than 5% of the total contributions to the plan.  The funded status of the plan as of July 1, 2019 and 2018, was 93.7% and 96.3%, respectively.  The funded status was calculated by taking the market value of plan assets, which reflected contributions received through June 30, 2019 and 2018, respectively, divided by the funding target.  No collective bargaining agreements are in place that require contributions to the Pentegra DB Plan.

The Company has a defined contribution retirement plan covering substantially all employees.  The Company matches 100% of the employee’s contribution on the first 3% of the employee’s compensation and also matches an additional 50% of the employee’s contribution on the next 2% of the employee’s compensation.  Employer contributions charged to expense for this plan for the years ended December 31, 2019, 2018 and 2017, were approximately $1.4 million, $1.4 million and $1.3 million, respectively.

Note 20:	Stock Compensation Plans

The Company established the 2003 Stock Option and Incentive Plan (the “2003 Plan”) for employees and directors of the Company and its subsidiaries.  Under the plan, stock options or other awards could be granted with respect to 598,224 shares of common stock.  On May 15, 2013, the Company’s stockholders approved the Great Southern Bancorp, Inc. 2013 Equity Incentive Plan (the “2013 Plan”).  Upon the stockholders’ approval of the 2013 Plan, the Company’s 2003 Plan was frozen.  As a result, no new stock options or other awards may be granted under the 2003 Plan; however, existing outstanding awards under the 2003 Plan were not affected.  At December 31, 2019, 42,941 options were outstanding under the 2003 Plan.

The Company established the 2013 Stock Option and Incentive Plan (the “2013 Plan”) for employees and directors of the Company and its subsidiaries.  Under the plan, stock options or other awards could be granted with respect to 700,000 shares of common stock.  On May 9, 2018, the Company’s stockholders approved the Great Southern Bancorp, Inc. 2018 Omnibus Incentive Plan (the “2018 Plan”).  Upon the stockholders’ approval of the 2018 Plan, the Company’s 2013 Plan was frozen.  As a result, no new stock options or other awards may be granted under the 2013 Plan; however, existing outstanding awards under the 2013 Plan were not affected.  At December 31, 2019, 401,827 options were outstanding under the 2013 Plan.

The 2018 Plan provides for the grant from time to time to directors, emeritus directors, officers, employees and advisory directors of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and performance units.  The number of shares of Common Stock available for awards under the 2018 Plan is 800,000 (the “2018 Plan Limit”).  Shares utilized for awards other than stock options and stock appreciation rights will be counted against the 2018 Plan Limit on a 2.5-to-1 basis.  At December 31, 2019, 363,100 options were outstanding under the 2018 Plan.

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

Stock awards may be granted to key officers and employees upon terms and conditions determined solely at the discretion of the Stock Option Committee.

The table below summarizes transactions under the Company’s stock compensation plans, all of which related to stock options granted under such plans:

			Weighted
	Available to Grant	Shares Under Option	Average Exercise Price

Balance, January 1, 2017	219,475	661,203	$33.672
Granted from 2013 Plan	(157,800)	157,800	52.118
Exercised	—	(119,692)	27.352
Forfeited from terminated plan(s)	—	(675)	24.690
Forfeited from current plan(s)	15,837	(15,837)	41.916

Balance, December 31, 2017	77,512	682,799	38.860
Granted from 2013 Plan	(1,000)	1,000	52.500
Exercised	—	(81,940)	27.597
Forfeited from 2013 Plan	13,773	(13,773)	45.692
Termination of 2013 Plan	(90,285)	—
	—	588,086
Available to grant from 2018 Plan	800,000	—
Granted from 2018 Plan	(185,750)	185,750	55.297
Forfeited from current plan(s)	600	(600)	55.000

Balance, December 31, 2018	614,850	773,236	43.886
Granted from 2018 Plan	(186,400)	186,400	60.086
Exercised	—	(125,894)	33.031
Forfeited from terminated plan(s)	—	(17,424)	44.163
Forfeited from current plan(s)	8,450	(8,450)	55.000

Balance, December 31, 2019	436,900	807,868	$49.139

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

The fair value of each option award is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions for the years ended December 31, 2019, 2018 and 2017:

	2019	2018	2017

Expected dividends per share	$1.36	$1.27	$0.95
Risk-free interest rate	1.59%	2.86%	2.03%
Expected life of options	5 years	5 years	5 years
Expected volatility	25.15%	17.61%	23.49%
Weighted average fair value of
options granted during year	$11.20	$8.30	$10.04

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

The following table presents the activity related to options under all plans for the year ended December 31, 2019:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Options	Price	Term

Options outstanding, January 1, 2019	773,236	$43.886	7.44 years
Granted	186,400	60.086
Exercised	(125,894)	33.031
Forfeited	(25,874)	49.395
Options outstanding, December 31, 2019	807,868	49.139	7.54 years

Options exercisable, December 31, 2019	255,491	37.310	5.10 years

For the years ended December 31, 2019, 2018 and 2017, options granted were 186,400, 186,750, and 157,800, respectively.  The total intrinsic value (amount by which the fair value of the underlying stock exceeds the exercise price of an option on exercise date) of options exercised during the years ended December 31, 2019, 2018 and 2017, was $3.1 million, $2.2 million and $3.0 million, respectively.  Cash received from the exercise of options for the years ended December 31, 2019, 2018 and 2017, was $4.2 million, $2.3 million and $3.3 million, respectively.  The actual tax benefit realized for the tax deductions from option exercises totaled $2.7 million, $1.6 million and $2.7 million for the years ended December 31, 2019, 2018 and 2017, respectively.  The total intrinsic value of options outstanding at December 31, 2019, 2018 and 2017, was $11.5 million, $4.7 million and $8.8 million, respectively.  The total intrinsic value of options exercisable at December 31, 2019, 2018 and 2017, was $6.6 million, $3.9 million and $5.7 million, respectively.

The following table presents the activity related to nonvested options under all plans for the year ended December 31, 2019.

		Weighted	Weighted
		Average	Average
		Exercise	Grant Date
	Options	Price	Fair Value

Nonvested options, January 1, 2019	506,494	$50.023	$ 8.431
Granted	186,400	60.086	11.195
Vested this period	(115,393)	44.327	7.744
Nonvested options forfeited	(25,124)	49.998	8.394

Nonvested options, December 31, 2019	552,377	54.610	9.509

At December 31, 2019, there was $4.7 million of total unrecognized compensation cost related to nonvested options granted under the Company’s plans.  This compensation cost is expected to be recognized through 2024, with the majority of this expense recognized in 2020 and 2021.

The following table further summarizes information about stock options outstanding at December 31, 2019:

	Options Outstanding
		Weighted		Options Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Term	Price	Exercisable	Price

$16.810 to 29.640	79,493	3.01 years	$25.408	79,493	$25.408
$32.590 to 38.610	66,231	4.89 years	33.043	62,606	32.794
$41.300 to 47.800	90,193	6.81 years	41.323	35,586	41.300
$50.710 to 52.500	208,851	7.18 years	51.656	77,806	51.280
$55.000 to 60.150	363,100	9.39 years	57.763	—	—

	807,868	7.54 years	49.139	255,491	37.310

Note 21:	Significant Estimates and Concentrations

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

Note 22:	Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income (AOCI), included in stockholders’ equity, are as follows:

	2019	2018
	(In Thousands)

Net unrealized gain on available-for-sale securities	$11,715	$365

Net unrealized gain on derivatives used for cash flow hedges	30,056	12,106
	41,771	12,471

Tax effect	(9,525)	(2,844)

Net-of-tax amount	$32,246	$9,627

Amounts reclassified from AOCI and the affected line items in the statements of income during the years ended December 31, 2019, 2018 and 2017, were as follows:

	Amounts Reclassified from AOCI			Affected Line Item in the
	2019	2018	2017	Statements of Income
	(In Thousands)

Unrealized gains/(losses) on available- for-sale securities	$(62)	$2	$—	Net realized gains on available-for-sale securities (total reclassified amount before tax)

Income taxes	14	—	—	Tax (expense) benefit

Total reclassifications out of AOCI	$48	$2	$—

Note 23:	Regulatory Matters

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

Quantitative measures established by regulatory reporting standards to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below as of December 31, 2019) of Total and Tier I Capital (as defined) to risk-weighted assets (as defined), of Tier I Capital (as defined) to adjusted tangible assets (as defined) and of Common Equity Tier 1 Capital (as defined) to risk-weighted assets (as defined).  Management believes, as of December 31, 2019, that the Bank met all capital adequacy requirements to which it was then subject.

As of December 31, 2019, the most recent notification from the Bank’s regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized as of December 31, 2019, the Bank must have maintained minimum Total capital, Tier I capital, Tier 1 Leverage capital and Common Equity Tier 1 capital ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Company and the Bank are subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval.  At December 31, 2019 and 2018, the Company and the Bank exceeded their minimum capital requirements then in effect.  The entities may not pay dividends which would reduce capital below the minimum requirements shown above. In addition to the minimum capital ratios, the new capital rules include a capital conservation buffer, under which a banking organization must have CET1 more than 2.5% above each of its minimum risk-based capital ratios in order to avoid restrictions on paying dividends, repurchasing shares, and paying certain discretionary bonuses.  The net unrealized gain or loss on available-for-sale securities is not included in computing regulatory capital.

The Company’s and the Bank’s actual capital amounts and ratios are presented in the following table.  No amount was deducted from capital for interest-rate risk.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)

As of December 31, 2019
Total capital
Great Southern Bancorp, Inc.	$698,085	15.0%	$372,387	8.0%	N/A	N/A
Great Southern Bank	$650,280	14.0%	$372,316	8.0%	$465,395	10.0%

Tier I capital
Great Southern Bancorp, Inc.	$582,791	12.5%	$279,290	6.0%	N/A	N/A
Great Southern Bank	$609,986	13.1%	$279,237	6.0%	$372,316	8.0%

Tier I leverage capital
Great Southern Bancorp, Inc.	$582,791	11.8%	$198,320	4.0%	N/A	N/A
Great Southern Bank	$609,986	12.3%	$198,010	4.0%	$247,512	5.0%

Common equity Tier I capital
Great Southern Bancorp, Inc.	$557,791	12.0%	$209,468	4.5%	N/A	N/A
Great Southern Bank	$609,986	13.1%	$209,428	4.5%	$302,507	6.5%

As of December 31, 2018
Total capital
Great Southern Bancorp, Inc.	$651,469	14.4%	$360,826	8.0%	N/A	N/A
Great Southern Bank	$599,509	13.3%	$360,767	8.0%	$450,959	10.0%

Tier I capital
Great Southern Bancorp, Inc.	$538,060	11.9%	$270,619	6.0%	N/A	N/A
Great Southern Bank	$561,100	12.4%	$270,575	6.0%	$360,767	8.0%

Tier I leverage capital
Great Southern Bancorp, Inc.	$538,060	11.7%	$184,088	4.0%	N/A	N/A
Great Southern Bank	$561,100	12.2%	$184,050	4.0%	$230,062	5.0%

Common equity Tier I capital
Great Southern Bancorp, Inc.	$513,060	11.4%	$202,965	4.5%	N/A	N/A
Great Southern Bank	$561,100	12.4%	$202,931	4.5%	$293,123	6.5%

Note 24:	Litigation Matters

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

Note 25:	Summary of Unaudited Quarterly Operating Results

Following is a summary of unaudited quarterly operating results for the years 2019, 2018 and 2017:

	2019
	Three Months Ended
	March 31	June 30	September 30	December 31
	(In Thousands, Except Per Share Data)

Interest income	$57,358	$58,723	$60,187	$58,726
Interest expense	12,753	13,802	14,263	13,784
Provision for loan losses	1,950	1,600	1,950	650
Net realized gains (losses) on available-for-sale securities	10	—	—	(72)
Noninterest income	7,450	7,157	8,655	7,695
Noninterest expense	28,495	28,383	28,725	29,535
Provision for income taxes	3,998	3,720	4,172	4,559
Net income available to common shareholders	17,612	18,375	19,732	17,893
Earnings per common share – diluted	1.23	1.28	1.38	1.24

	2018
	Three Months Ended
	March 31	June 30	September 30	December 31
	(In Thousands, Except Per Share Data)

Interest income	$46,882	$49,943	$52,982	$56,142
Interest expense	7,444	8,731	9,997	11,585
Provision for loan losses	1,950	1,950	1,300	1,950
Net realized gains on available-for-sale securities	—	—	2	—
Noninterest income	6,935	7,459	14,604	7,220
Noninterest expense	28,312	29,915	28,309	28,774
Provision for income taxes	2,645	2,967	5,464	3,765
Net income available to common shareholders	13,466	13,839	22,516	17,288
Earnings per common share – diluted	0.95	0.97	1.57	1.21

	2017
	Three Months Ended
	March 31	June 30	September 30	December 31
	(In Thousands, Except Per Share Data)

Interest income	$45,413	$44,744	$46,368	$46,536
Interest expense	6,712	6,843	7,087	7,263
Provision for loan losses	2,250	1,950	2,950	1,950
Net realized gains (losses) on available-for-sale securities	—	—	—	—
Noninterest income	7,698	15,800	7,655	7,374
Noninterest expense	28,573	28,371	28,034	29,283
Provision (credit) for income taxes	4,058	7,204	4,289	3,207
Net income available to common shareholders	11,518	16,176	11,663	12,207
Earnings per common share – diluted	0.81	1.14	0.82	0.86

Note 26:	Condensed Parent Company Statements

The condensed statements of financial condition at December 31, 2019 and 2018, and statements of income, comprehensive income and cash flows for the years ended December 31, 2019, 2018 and 2017, for the parent company, Great Southern Bancorp, Inc., were as follows:

	December 31,
	2019	2018
	(In Thousands)

Statements of Financial Condition

Assets
Cash	$58,726	$56,648
Investment in subsidiary bank	650,329	580,016
Deferred and accrued income taxes	111	411
Prepaid expenses and other assets	868	889

	$710,034	$637,964

Liabilities and Stockholders’ Equity
Accounts payable and accrued expenses	$6,918	$6,371
Subordinated debentures issued to capital trust	25,774	25,774
Subordinated notes	74,276	73,842
Common stock	143	142
Additional paid-in capital	33,510	30,121
Retained earnings	537,167	492,087
Accumulated other comprehensive income	32,246	9,627

	$710,034	$637,964

	2019	2018	2017
	(In Thousands)

Statements of Income

Income
Dividends from subsidiary bank	$32,000	$34,000	$17,500
Interest and dividend income	—	—	48
Loss on other investments	(23)	—	—

	31,977	34,000	17,548

Expense
Operating expenses	2,044	1,793	1,330
Interest expense	5,397	5,050	5,047

	7,441	6,843	6,377

Income before income tax and equity in
undistributed earnings of subsidiaries	24,536	27,157	11,171
Credit for income taxes	(1,381)	(1,204)	(1,709)

Income before equity in earnings of subsidiaries	25,917	28,361	12,880

Equity in undistributed earnings of subsidiaries	47,695	38,748	38,684

Net income	$73,612	$67,109	$51,564

	2019	2018	2017
	(In Thousands)

Statements of Cash Flows

Operating Activities
Net income	$73,612	$67,109	$51,564
Items not requiring (providing) cash
Equity in undistributed earnings of subsidiary	(47,695)	(38,748)	(38,684)
Compensation expense for stock option grants	922	737	564
Amortization of interest rate derivative and deferred costs on subordinated notes	434	154	441
Loss on other investments	23	—	—
Changes in
Prepaid expenses and other assets	(3)	13	132
Accounts payable and accrued expenses	226	182	(115)
Income taxes	300	(278)	6
Net cash provided by operating activities	27,819	29,169	13,908

Investing Activities
(Investment)/Return of principal - other investments	2	—	—
Net cash provided by investing activities	2	—	—

Financing Activities
Purchases of the Company’s common stock	(849)	(903)	—
Dividends paid	(29,052)	(15,819)	(12,894)
Stock options exercised	4,158	2,224	3,247
Net cash used in financing activities	(25,743)	(14,498)	(9,647)

Increase in Cash	2,078	14,671	4,261

Cash, Beginning of Year	56,648	41,977	37,716

Cash, End of Year	$58,726	$56,648	$41,977

Additional Cash Payment Information
Interest paid	$5,424	$5,001	$5,059

	2019	2018	2017
	(In Thousands)

Statements of Comprehensive Income

Net Income	$73,612	$67,109	$51,564

Change in fair value of cash flow hedge, net of taxes of $0, $0 and $93 for 2019, 2018 and 2017, respectively	—	—	161

Comprehensive income (loss) of subsidiaries	22,619	8,114	(478)

Comprehensive Income	$96,231	$75,223	$51,247

Note 27:	Sale of Branches and Related Deposits

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

Note 28:	Subsequent Event -- Interest Rate Swap Termination

As discussed in Note 16, in October 2018, the Company entered into an interest rate swap transaction with a notional amount of $400 million.  The swap’s contractual termination date was October 6, 2025.

On March 2, 2020, the Company and its swap counterparty mutually agreed to terminate the swap, effective immediately.  The Company received a payment of $45.9 million, including accrued but unpaid interest, from its swap counterparty as a result of this termination.  This $45.9 million, less the accrued interest portion and net of deferred income taxes, will be reflected in the Company’s equity as Accumulated Other Comprehensive Income and a portion of it will be accreted to interest income monthly through the original contractual termination date of October 6, 2025.  This will have the effect of reducing Accumulated Other Comprehensive Income and increasing Net Interest Income and Retained Earnings over the period.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

We maintain a system of disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) that is designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate. An evaluation of our disclosure controls and procedures was carried out as of December 31, 2019, under the supervision and with the participation of our principal executive officer, principal financial officer and several other members of our senior management. Our principal executive officer and principal financial officer concluded that, as of December 31, 2019, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the principal executive officer and principal financial officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The annual report of management on the effectiveness of internal control over financial reporting and the attestation report thereon issued by our independent registered public accounting firm are set forth below under "Management's Report on Internal Control Over Financial Reporting" and "Report of the Independent Registered Public Accounting Firm."

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2019, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).  Based on that assessment, management concluded that, as of December 31, 2019, the Company's internal control over financial reporting was effective.

The Company's internal control over financial reporting as of December 31, 2019, has been audited by BKD, LLP, an independent registered public accounting firm. Their attestation report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2019 is set forth below.

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
Great Southern Bancorp, Inc.
Springfield, Missouri

Opinion on the Internal Control over Financial Reporting

We have audited Great Southern Bancorp, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework:  (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework:  (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company and our report dated March 6, 2020 expressed an unqualified opinion thereon.

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

/s/ BKD, LLP

Springfield, Missouri
March 6, 2020

ITEM 9B.	OTHER INFORMATION.

Effective as of March 5, 2020, the Amended and Restated Employment Agreement, dated as of November 4, 2019 (the “Employment Agreement”), between Great Southern Bancorp, Inc. (the “Company”) and Joseph W. Turner, the Company’s President and Chief Executive Officer, was amended to increase the annual bonus to which Mr. Turner is entitled under the Employment Agreement from 0.75% of the Company’s fiscal year pre-tax earnings to 1.00% of the Company’s fiscal year pre-tax earnings.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers. The information concerning our directors and executive officers and corporate governance matters required by this item is incorporated herein by reference from our definitive proxy statement for our 2020 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

Delinquent Section 16(a) Reports. Any information concerning compliance with the reporting requirements of Section 16 of the Securities Exchange Act of 1934 by our directors, officers and ten percent stockholders required by this item is incorporated herein by reference from our definitive proxy statement for our 2020 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

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

The information concerning compensation and other matters required by this item is incorporated herein by reference from our definitive proxy statement for our 2020 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information concerning security ownership of certain beneficial owners and management required by this item is incorporated herein by reference from our definitive proxy statement for our 2020 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

The following table sets forth information as of December 31, 2019 with respect to compensation plans under which shares of our common stock may be issued:

Equity Compensation Plan Information
Plan Category	Number of Shares to be issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in the First Column)
Equity compensation plans approved by stockholders	807,868	$49.139	454,324	(1)
Equity compensation plans not approved by stockholders	N/A	N/A	N/A
Total	807,868	$49.139	454,324
 _________________________
 (1)  Represents shares available for future awards under the Company’s 2018 Omnibus Incentive Plan.  Awards in the form of restricted stock, restricted stock units, performance shares and performance units will reduce the number of shares available under the Company’s 2018 Omnibus Incentive Plan on a 2.5-to-1 basis.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information concerning certain relationships and related transactions and director independence required by this item is incorporated herein by reference from our definitive proxy statement for our 2020 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information concerning principal accounting fees and services required by this item is incorporated herein by reference from our definitive proxy statement for our 2020 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the end of our fiscal year.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

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

(4)	Instruments defining the rights of security holders, including indentures

Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

(9)	Voting trust agreement

Inapplicable.

(10)	Material contracts

The Registrant's 2003 Stock Option and Incentive Plan previously filed with the Commission (File No. 000-18082) as Annex A to the Registrant's Definitive Proxy Statement on Schedule 14A filed on April 14, 2003, is incorporated herein by reference as Exhibit 10.2.

The Amended and Restated Employment Agreement, dated November 4, 2019, between the Registrant and William V. Turner previously filed with the Commission (File no. 000-18082) as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019, is incorporated herein by reference as Exhibit 10.3.

The Amended and Restated Employment Agreement, dated November 4, 2019, between the Registrant and Joseph W. Turner previously filed with the Commission (File no. 000-18082) as Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019, is incorporated herein by reference as Exhibit 10.4.

Amendment No. 1, dated as of March 5, 2020, to the Amended and Restated Employment Agreement with Joseph W. Turner is attached as Exhibit 10.4A.

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

A description of the current salary and bonus arrangements for the Registrant's executive officers for 2020 is attached as Exhibit 10.7.

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

Attached as Exhibit 32.

(101)
Attached as Exhibit 101 are the following financial statements from the Great Southern Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated statements of financial condition, (ii) consolidated statements of income, (iii) consolidated statements of cash flows and (iv) the notes to consolidated financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT SOUTHERN BANCORP, INC.
Date: March 6, 2020	By:	/s/ Joseph W. Turner Joseph W. Turner President, Chief Executive Officer and Director ( Duly Authorized Representative )

POWER OF ATTORNEY

We, the undersigned officers and directors of Great Southern Bancorp, Inc., hereby severally and individually constitute and appoint Joseph W. Turner and Rex A. Copeland, and each of them, the true and lawful attorneys and agents of each of us to execute in the name, place and stead of each of us (individually and in any capacity stated below) any and all amendments to this Annual Report on Form 10-K and all instruments necessary or advisable in connection therewith and to file the same with the Securities and Exchange Commission, each of said attorneys and agents to have the power to act with or without the other and to have full power and authority to do and perform in the name and on behalf of each of the undersigned every act whatsoever necessary or advisable to be done in the premises as fully and to all intents and purposes as any of the undersigned might or could do in person, and we hereby ratify and confirm our signatures as they may be signed by our said attorneys and agents or each of them to any and all such amendments and instruments.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Capacity in Which Signed	Date

/s/ Joseph W. Turner Joseph W. Turner	President, Chief Executive Officer and Director (Principal Executive Officer)	March 6, 2020

/s/ William V. Turner William V. Turner	Chairman of the Board	March 6, 2020

/s/ Rex A. Copeland Rex A. Copeland	Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 6, 2020

/s/ Kevin R. Ausburn Kevin R. Ausburn	Director	March 6, 2020

/s/ Julie T. Brown Julie T. Brown	Director	March 6, 2020

/s/ Thomas J. Carlson Thomas J. Carlson	Director	March 6, 2020

/s/ Larry D. Frazier Larry D. Frazier	Director	March 6, 2020

/s/ Debra M. Hart Debra M. Hart	Director	March 6, 2020

/s/ Douglas M. Pitt Douglas M. Pitt	Director	March 6, 2020

/s/ Earl A. Steinert, Jr. Earl A. Steinert, Jr.	Director	March 6, 2020