Form 10-Q
period 2020-03-31
GREAT SOUTHERN BANCORP, INC.
filed 2020-05-08
CIK 854560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the Quarterly Period Ended March 31, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer / /	Accelerated Filer /X/
Non-accelerated filer / /	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No /X/

The number of shares outstanding of each of the registrant's classes of common stock: 14,084,420 shares of common stock, par value $0.01 per share, outstanding at May 5, 2020.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except number of shares)

	MARCH 31,	DECEMBER 31,
	2020	2019
	(Unaudited)

ASSETS
Cash	$104,142	$99,299
Interest-bearing deposits in other financial institutions	136,352	120,856
Cash and cash equivalents	240,494	220,155
Available-for-sale securities	395,799	374,175
Mortgage loans held for sale	16,160	9,242
Loans receivable, net of allowance for loan losses of $43,928 – March 2020; $40,294 - December 2019	4,195,035	4,153,982
Interest receivable	13,437	13,530
Prepaid expenses and other assets	47,712	74,984
Other real estate owned and repossessions, net	4,979	5,525
Premises and equipment, net	141,699	141,908
Goodwill and other intangible assets	7,809	8,098
Federal Home Loan Bank stock and other interest-earning assets	9,896	13,473
Total Assets	$5,073,020	$5,015,072

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$4,178,918	$3,960,106
Securities sold under reverse repurchase agreements with customers	124,484	84,167
Short-term borrowings and other interest-bearing liabilities	1,312	228,157
Subordinated debentures issued to capital trust	25,774	25,774
Subordinated notes	74,385	74,276
Accrued interest payable	2,747	4,250
Advances from borrowers for taxes and insurance	9,195	7,484
Accrued expenses and other liabilities	31,019	24,904
Current and deferred income taxes	10,954	2,888
Total Liabilities	4,458,788	4,412,006

Commitments and Contingencies	-	-

Stockholders' Equity:
Capital stock
Serial preferred stock –$0.01 par value; authorized 1,000,000 shares; issued and outstanding March 2020 and December 2019 - - 0- shares	-	-
Common stock, $0.01 par value; authorized 20,000,000 shares; issued and outstanding March 2020 –14,083,820 shares; December 2019 - 14,261,052 shares	141	143
Additional paid-in capital	33,958	33,510
Retained earnings	524,922	537,167
Accumulated other comprehensive income	55,211	32,246
Total Stockholders' Equity	614,232	603,066
Total Liabilities and Stockholders' Equity	$5,073,020	$5,015,072

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	THREE MONTHS ENDED MARCH 31,
	2020	2019
	(Unaudited)

INTEREST INCOME
Loans	$54,130	$54,556
Investment securities and other	3,344	2,802
TOTAL INTEREST INCOME	57,474	57,358

INTEREST EXPENSE
Deposits	10,577	10,470
Short-term borrowings and repurchase agreements	649	922
Subordinated debentures issued to capital trust	216	267
Subordinated notes	1,094	1,094
TOTAL INTEREST EXPENSE	12,536	12,753

NET INTEREST INCOME	44,938	44,605
PROVISION FOR LOAN LOSSES	3,871	1,950
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	41,067	42,655

NON-INTEREST INCOME
Commissions	266	334
Service charges and ATM fees	4,758	4,958
Net gains on loan sales	590	248
Net realized gains on sales of available-for-sale securities	-	10
Late charges and fees on loans	355	346
Loss on derivative interest rate products	(407)	(25)
Other income	1,805	1,579
TOTAL NON-INTEREST INCOME	7,367	7,450

NON-INTEREST EXPENSE
Salaries and employee benefits	18,169	15,640
Net occupancy and equipment expense	6,766	6,401
Postage	769	767
Insurance	382	666
Advertising	620	527
Office supplies and printing	235	259
Telephone	912	903
Legal, audit and other professional fees	598	712
Expense on other real estate and repossessions	479	620
Partnership tax credit investment amortization	-	91
Acquired deposit intangible asset amortization	289	325
Other operating expenses	1,596	1,584
TOTAL NON-INTEREST EXPENSE	30,815	28,495

INCOME BEFORE INCOME TAXES	17,619	21,610
PROVISION FOR INCOME TAXES	2,751	3,998
NET INCOME AND NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$14,868	$17,612

Basic Earnings Per Common Share	$1.05	$1.24
Diluted Earnings Per Common Share	$1.04	$1.23
Dividends Declared Per Common Share	$1.34	$1.07

  See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	THREE MONTHS ENDED MARCH 31,
	2020	2019
	(Unaudited)

Net Income	$14,868	$17,612

Unrealized appreciation on available-for-sale securities, net of taxes of $3,411 and $879, for 2020 and 2019, respectively	11,549	2,977

Reclassification adjustment for gains included in net income, net of taxes of $0 and $2,for 2020 and 2019, respectively	-	(8)

Change in fair value of cash flow hedge, net of taxes of $3,519 and $1,712, for 2020 and 2019, respectively	11,914	5,800

Amortization of realized gain on termination of cash flow hedge, net of taxes (credit) of $(147) and $0 for 2020 and 2019, respectively	(498)	-

Comprehensive Income	$37,833	$26,381

  See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share data)

	THREE MONTHS ENDED MARCH 31, 2019
				Accumulated
				Other
	Common	Additional	Retained	Comprehensive	Treasury
	Stock	Paid-in Capital	Earnings	Income (Loss)	Stock	Total
	(Unaudited)

Balance, January 1, 2019	$142	$30,121	$492,087	$9,627	$-	$531,977
Net income	-	-	17,612	-	-	17,612
Stock issued under Stock Option
Plan	-	795	-	-	477	1,272
Common dividends declared,	-	-	(15,146)	-	-	(15,146)
$1.07 per share
Purchase of the Company’s
common stock	-	-	-	-	(849)	(849)
Other comprehensive gain	-	-	-	8,769	-	8,769
Reclassification of treasury stock
per Maryland law	-	-	(372)	-	372	-

Balance, March 31, 2019	$142	$30,916	$494,181	$18,396	$-	$543,635

	THREE MONTHS ENDED MARCH 31, 2020
				Accumulated
				Other
	Common	Additional	Retained	Comprehensive	Treasury
	Stock	Paid-in Capital	Earnings	Income (Loss)	Stock	Total
	(Unaudited)

Balance, January 1, 2020	$143	$33,510	$537,167	$32,246	$-	$603,066
Net income	-	-	14,868	-	-	14,868
Stock issued under Stock Option
Plan	-	448	-	-	87	535
Common dividends declared,	-	-	(19,054)	-	-	(19,054)
$1.34 per share
Other comprehensive gain	-	-	-	22,965	-	22,965
Purchase of the Company’s
common stock	-	-	-	-	(8,148)	(8,148)
Reclassification of treasury stock
per Maryland law	(2)	-	(8,059)	-	8,061	-

Balance, March 31, 2020	$141	$33,958	$524,922	$55,211	$-	$614,232

  See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	THREE MONTHS ENDED MARCH 31,
	2020	2019
	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$14,868	$17,612
Proceeds from sales of loans held for sale	33,914	13,571
Originations of loans held for sale	(38,745)	(13,502)
Items not requiring (providing) cash:
Depreciation	2,484	2,264
Amortization	412	552
Compensation expense for stock option grants	292	220
Provision for loan losses	3,871	1,950
Net gains on loan sales	(590)	(248)
Net realized gains on sales of available-for-sale securities	-	(10)
Net (gains) losses on sale of premises and equipment	(28)	8
Net losses on sale/write-down of other real estate owned and repossessions	67	120
Accretion of deferred income, premiums, discounts and other	(1,953)	(1,010)
Loss on derivative interest rate products	407	25
Deferred income taxes	(11,049)	287
Changes in:
Interest receivable	(282)	(1,102)
Prepaid expenses and other assets	1,125	3,401
Accrued expenses and other liabilities	564	4,130
Income taxes refundable/payable	12,332	1,492
Net cash provided by operating activities	17,689	29,760
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans	(45,415)	(50,733)
Purchase of loans	(587)	(14,240)
Purchase of premises and equipment	(2,569)	(2,363)
Proceeds from sale of premises and equipment	100	83
Proceeds from sale of other real estate owned and repossessions	1,328	2,256
Capitalized costs on other real estate owned	(126)	-
Proceeds from termination of interest rate derivative	45,864	-
Proceeds from sales of available-for-sale securities	-	28,057
Proceeds from maturities and calls of available-for-sale securities	7,850	5,535
Principal reductions on mortgage-backed securities	5,908	3,159
Purchase of available-for-sale securities	(20,263)	(66,764)
Redemption of Federal Home Loan Bank stock and change in other interest-earning assets	3,577	6,805
Net cash used in investing activities	(4,333)	(88,205)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in certificates of deposit	156,626	163,455
Net increase in checking and savings deposits	62,193	67,643
Net decrease in short-term borrowings	(186,528)	(157,141)
Advances from borrowers for taxes and insurance	1,711	2,772
Dividends paid	(19,114)	(15,139)
Purchase of the Company’s common stock	(8,148)	(849)
Stock options exercised	243	1,052
Net cash provided by financing activities	6,983	61,793
INCREASES IN CASH AND CASH EQUIVALENTS	20,339	3,348
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	220,155	202,742
CASH AND CASH EQUIVALENTS, END OF PERIOD	$240,494	$206,090

  See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Great Southern Bancorp, Inc. (the "Company" or "Great Southern") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The financial statements presented herein reflect all adjustments which are, in the opinion of management, necessary to fairly present the financial condition, results of operations, changes in stockholders’ equity and cash flows of the Company as of the dates and for the periods presented. Those adjustments consist only of normal recurring adjustments. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the full year. The consolidated statement of financial condition of the Company as of December 31, 2019, has been derived from the audited consolidated statement of financial condition of the Company as of that date.  Certain prior period amounts have been reclassified to conform to the current period presentation.  These reclassifications had no effect on net income.

Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for 2019 filed with the Securities and Exchange Commission.

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

NOTE 3: RECENT ACCOUNTING PRONOUNCEMENTS

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326).  The Update amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. This Update affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash.  The Update was set to be effective for the Company on January 1, 2020.  During March 2020, pursuant to the recently-enacted Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and guidance from the Securities and Exchange Commission (the “SEC”) and the Financial

Accounting Standards Board (the “FASB”), we elected to delay adoption of the new accounting standard related to accounting for credit losses (“CECL”).  Our first quarter financial statements are prepared under the existing incurred loss methodology standard for accounting for loan losses.

The adoption of the CECL model will require us to recognize a one-time cumulative adjustment to our allowance for loan losses and a liability for potential losses related to the unfunded portion of our loans and commitments in order to fully transition from the incurred loss model to the CECL model. Upon initial adoption, we expect to increase the balance of our allowance for credit losses in a range of $11 million to $14 million and create a liability for potential losses related to the unfunded portion of our loans and commitments in a range of $7 million to $10 million.  The after-tax effect of this is expected to result in a decrease in our retained earnings of $14 million to $18 million.  Further, we have analyzed the impact on our financial statements at and for the three months ended March 31, 2020 as if we had adopted the CECL accounting standard on January 1, 2020. In addition to the impact from the initial adoption above, under CECL we would expect to increase the balance of our allowance for credit losses in a range of $7 million to $12 million through a corresponding increase in provision for credit losses during the three months ended March 31, 2020.  The liability for potential losses related to the unfunded portion of our loans and commitments would be expected to increase in a range of $1 million to $2 million through a corresponding increase in non-interest expense during the three months ended March 31, 2020. These estimates are subject to change as material assumptions are refined and model validations are completed.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles: Goodwill and Other: Simplifying the Test for Goodwill Impairment (Topic 350). To simplify the subsequent measurement of goodwill, the amendments eliminate Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test should be performed by comparing the fair value of a reporting unit with its carrying amount and an impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value.  An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the qualitative impairment test is necessary.  The nature of and reason for the change in accounting principle should be disclosed upon transition. The amendments in this update are required for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The impact of adopting this new guidance during the quarter ended March 31, 2020 did not have a material impact on the Company’s consolidated financial statements. At March 31, 2020, the Company evaluated the current circumstances brought about by the COVID-19 pandemic and its effect on the valuation of the Company and other bank holding companies and determined that no triggering event had occurred requiring an evaluation of goodwill or other intangible asset impairment.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) - Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 modifies the disclosure requirements on fair value measurements in Topic 820. The amendments in this update remove disclosures that no longer are considered cost beneficial, modify/clarify the specific requirements of certain disclosures, and add disclosure requirements identified as relevant. ASU 2018-13 is effective for periods beginning after December 15, 2019.  The impact of adopting this new guidance during the quarter ended March 31, 2020 did not have a material impact on the Company’s consolidated financial statements.

NOTE 4: EARNINGS PER SHARE

	Three Months Ended March 31,
	2020	2019
	(In Thousands, Except Per Share Data)

Basic:
Average common shares outstanding	14,221	14,159
Net income and net income available to common stockholders	$14,868	$17,612
Per common share amount	$1.05	$1.24

Diluted:
Average common shares outstanding	14,221	14,159
Net effect of dilutive stock options – based on the treasury
stock method using average market price	78	108
Diluted common shares	14,299	14,267
Net income and net income available to common stockholders	$14,868	$17,612
Per common share amount	$1.04	$1.23

Options outstanding at March 31, 2020 and 2019, to purchase 568,551 and 413,719 shares of common stock, respectively, were not included in the computation of diluted earnings per common share for each of the three month periods because the exercise prices of such options were greater than the average market prices of the common stock for the three months ended March 31, 2020 and 2019, respectively.

NOTE 5: INVESTMENT SECURITIES

The amortized cost and fair values of securities classified as available-for-sale were as follows:

	March 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)

AVAILABLE-FOR-SALE SECURITIES:
Agency mortgage-backed securities	$162,773	$17,756	$-	$180,529
Agency collateralized mortgage obligations	152,874	7,470	110	160,234
States and political subdivisions	31,800	1,392	-	33,192
Small Business Administration securities	21,677	167	-	21,844
	$369,124	$26,785	$110	$395,799

	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)

AVAILABLE-FOR-SALE SECURITIES:
Agency mortgage-backed securities	$156,591	$8,716	$265	$165,042
Agency collateralized mortgage obligations	149,980	2,891	921	151,950
States and political subdivisions	33,757	1,368	-	35,125
Small Business Administration securities	22,132	-	74	22,058
	$362,460	$12,975	$1,260	$374,175

The amortized cost and fair value of available-for-sale securities at March 31, 2020, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In Thousands)

One year or less	$-	$-
After one through five years	-	-
After five through ten years	11,635	12,149
After ten years	20,165	21,043
Securities not due on a single maturity date	337,324	362,607

	$369,124	$395,799

There were no securities classified as held to maturity at March 31, 2020 or December 31, 2019.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at March 31, 2020 and December 31, 2019, was approximately $9.7 million and $116.2 million, respectively, which is approximately 2.5% and 31.1% of the Company’s available-for-sale investment portfolio, respectively.

Based on an evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these debt securities are temporary.

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2020 and December 31, 2019:

	March 31, 2020
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)

Agency collateralized mortgage obligations	$9,709	$(110)	$-	$-	$9,709	$(110)

	$9,709	$(110)	$-	$-	$9,709	$(110)

	December 31, 2019
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)

Agency mortgage-backed securities	$-	$-	$24,762	$(265)	$24,762	$(265)
Agency collateralized mortgage obligations	69,372	(921)	-	-	69,372	(921)
Small Business Administration securities	22,058	(74)	-	-	22,058	(74)

	$91,430	$(995)	$24,762	$(265)	$116,192	$(1,260)

There were no sales of available-for-sale securities during the three months ended March 31, 2020. Gross gains of $226,000 and gross losses of $216,000 resulting from sales of available-for-sale securities were realized during the three months ended March 31, 2019.  Gains and losses on sales of securities are determined on the specific-identification method.

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

During the three months ended March 31, 2020, no securities were determined to have impairment that had become other-than-temporary.

Credit Losses Recognized on Investments.  During the three months ended March 31, 2020 and 2019, respectively, there were no debt securities that had experienced fair value deterioration due to credit losses, as well as due to other market factors, but are not otherwise other-than-temporarily impaired.

NOTE 6: LOANS AND ALLOWANCE FOR LOAN LOSSES

Classes of loans at March 31, 2020 and December 31, 2019 were as follows:

	March 31,	December 31,
	2020	2019
	(In Thousands)

One- to four-family residential construction	$33,410	$33,963
Subdivision construction	14,604	16,088
Land development	38,507	40,431
Commercial construction	1,220,037	1,322,861
Owner occupied one- to four-family residential	424,778	387,016
Non-owner occupied one- to four-family residential	122,009	120,343
Commercial real estate	1,527,413	1,494,172
Other residential	964,353	866,006
Commercial business	321,833	313,209
Industrial revenue bonds	14,324	13,189
Consumer auto	131,583	151,854
Consumer other	44,835	46,720
Home equity lines of credit	121,644	118,988
Loans acquired and accounted for under ASC 310-30, net of discounts	117,209	127,206
	5,096,539	5,052,046
Undisbursed portion of loans in process	(850,663)	(850,666)
Allowance for loan losses	(43,928)	(40,294)
Deferred loan fees and gains, net	(6,913)	(7,104)
	$4,195,035	$4,153,982

Weighted average interest rate	4.77%	4.97%

Classes of loans by aging were as follows:

	March 31, 2020
							Total Loans
						Total	> 90 Days
	30-59 Days	60-89 Days	90+ Days	Total		Loans	Past Due and
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	Still Accruing
	(In Thousands)

One- to four-family
residential construction	$-	$-	$-	$-	$33,410	$33,410	$-
Subdivision construction	-	-	-	-	14,604	14,604	-
Land development	119	-	-	119	38,388	38,507	-
Commercial construction	-	-	-	-	1,220,037	1,220,037	-
Owner occupied one- to
four-family residential	2,466	47	2,031	4,544	420,234	424,778	-
Non-owner occupied one-
to four-family residential	689	-	268	957	121,052	122,009	-
Commercial real estate	360	-	737	1,097	1,526,316	1,527,413	-
Other residential	-	-	-	-	964,353	964,353	-
Commercial business	60	-	1,199	1,259	320,574	321,833	-
Industrial revenue bonds	-	-	-	-	14,324	14,324	-
Consumer auto	1,722	265	453	2,440	129,143	131,583	-
Consumer other	884	112	127	1,123	43,712	44,835	-
Home equity lines of credit	204	85	464	753	120,891	121,644	-
Loans acquired and
accounted for under
ASC 310-30, net of
discounts	2,922	213	5,856	8,991	108,218	117,209	-
	9,426	722	11,135	21,283	5,075,256	5,096,539	-
Less loans acquired and accounted for under
ASC 310-30, net of discounts	2,922	213	5,856	8,991	108,218	117,209	-

Total	$6,504	$509	$5,279	$12,292	$4,967,038	$4,979,330	$-

	December 31, 2019
							Total Loans
						Total	> 90 Days
	30-59 Days	60-89 Days	90+ Days	Total		Loans	Past Due and
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	Still Accruing
	(In Thousands)

One- to four-family
residential construction	$-	$-	$-	$-	$33,963	$33,963	$-
Subdivision construction	-	-	-	-	16,088	16,088	-
Land development	-	27	-	27	40,404	40,431	-
Commercial construction	15,085	-	-	15,085	1,307,776	1,322,861	-
Owner occupied one- to
four-family residential	1,453	1,631	1,198	4,282	382,734	387,016	-
Non-owner occupied one-
to four-family residential	152	-	181	333	120,010	120,343	-
Commercial real estate	549	119	632	1,300	1,492,872	1,494,172	-
Other residential	376	-	-	376	865,630	866,006	-
Commercial business	60	-	1,235	1,295	311,914	313,209	-
Industrial revenue bonds	-	-	-	-	13,189	13,189	-
Consumer auto	1,101	259	558	1,918	149,936	151,854	-
Consumer other	278	233	198	709	46,011	46,720	-
Home equity lines of credit	296	-	517	813	118,175	118,988	-
Loans acquired and
accounted for under
ASC 310-30, net of
discounts	2,177	709	6,191	9,077	118,129	127,206	-
	21,527	2,978	10,710	35,215	5,016,831	5,052,046	-
Less loans acquired and
accounted for under
ASC 310-30, net of discounts	2,177	709	6,191	9,077	118,129	127,206	-

Total	$19,350	$2,269	$4,519	$26,138	$4,898,702	$4,924,840	$-

Non-accruing loans (excluding FDIC-assisted acquired loans, net of discount) are summarized as follows:

	March 31,	December 31,
	2020	2019
	(In Thousands)

One- to four-family residential construction	$-	$-
Subdivision construction	-	-
Land development	-	-
Commercial construction	-	-
Owner occupied one- to four-family residential	2,031	1,198
Non-owner occupied one- to four-family residential	268	181
Commercial real estate	737	632
Other residential	-	-
Commercial business	1,199	1,235
Industrial revenue bonds	-	-
Consumer auto	453	558
Consumer other	127	198
Home equity lines of credit	464	517

Total	$5,279	$4,519

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2020.  Also presented are the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of March 31, 2020:

	One- to Four-
	Family
	Residential and	Other	Commercial	Commercial	Commercial
	Construction	Residential	Real Estate	Construction	Business	Consumer	Total
	(In Thousands)

Allowance for loan losses
Balance, January 1, 2020	$4,339	$5,153	$24,334	$3,076	$1,355	$2,037	$40,294
Provision (benefit) charged to expense	394	879	1,549	(867)	169	1,747	3,871
Losses charged off	(29)	-	-	(1)	(9)	(1,106)	(1,145)
Recoveries	35	114	40	13	64	642	908
Balance, March 31, 2020	$4,739	$6,146	$25,923	$2,221	$1,579	$3,320	$43,928

Ending balance:
Individually evaluated for
impairment	$190	$-	$506	$-	$10	$184	$890
Collectively evaluated for
impairment	$4,424	$6,079	$25,116	$2,110	$1,530	$3,118	$42,377
Loans acquired and accounted
for under ASC310-30	$125	$67	$301	$111	$39	$18	$661

Loans
Individually evaluated for
impairment	$3,669	$-	$4,109	$-	$1,238	$1,786	$10,802
Collectively evaluated for
impairment	$591,132	$964,353	$1,523,304	$1,258,544	$334,919	$296,276	$4,968,528
Loans acquired and accounted
for under ASC310-30	$66,958	$5,957	$27,777	$3,304	$2,986	$10,227	$117,209

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2019.

	One- to Four-
	Family
	Residential and	Other	Commercial	Commercial	Commercial
	Construction	Residential	Real Estate	Construction	Business	Consumer	Total
	(In Thousands)

Allowance for loan losses
Balance January 1, 2019	$3,122	$4,713	$19,803	$3,105	$1,568	$6,098	$38,409
Provision (benefit) charged to expense	358	723	1,163	(571)	(152)	429	1,950
Losses charged off	(455)	-	-	(31)	(74)	(2,206)	(2,766)
Recoveries	11	-	15	12	142	878	1,058
Balance March 31, 2019	$3,036	$5,436	$20,981	$2,515	$1,484	$5,199	$38,651

The following table presents the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of December 31, 2019:

	One- to Four-
	Family
	Residential and	Other	Commercial	Commercial	Commercial
	Construction	Residential	Real Estate	Construction	Business	Consumer	Total
	(In Thousands)

Allowance for loan losses
Individually evaluated for impairment	$198	$-	$517	$-	$13	$201	$929
Collectively evaluated for impairment	$3,973	$5,101	$23,570	$2,940	$1,306	$1,814	$38,704
Loans acquired and accounted for under ASC310-30	$168	$52	$247	$136	$36	$22	$661

Loans
Individually evaluated for impairment	$2,960	$-	$4,020	$-	$1,286	$2,001	$10,267
Collectively evaluated for impairment	$554,450	$866,006	$1,490,152	$1,363,292	$325,112	$315,561	$4,914,573
Loans acquired and accounted for under ASC 310-30	$74,562	$5,334	$29,158	$3,606	$3,356	$11,190	$127,206

The portfolio segments used in the preceding three tables correspond to the loan classes used in all other tables in Note 6 as follows:

•The one- to four-family residential and construction segment includes the one- to four-family residential construction, subdivision construction, owner occupied one- to four-family residential and non-owner occupied one- to four-family residential classes

•The other residential segment corresponds to the other residential class

•The commercial real estate segment includes the commercial real estate and industrial revenue bonds classes

•The commercial construction segment includes the land development and commercial construction classes

•The commercial business segment corresponds to the commercial business class

•The consumer segment includes the consumer auto, consumer other and home equity lines of credit classes

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

Impaired loans (excluding FDIC-assisted loans, net of discount), are summarized as follows:

	At or for the Three Months Ended March 31, 2020
				Average
		Unpaid		Investment	Interest
	Recorded	Principal	Specific	in Impaired	Income
	Balance	Balance	Allowance	Loans	Recognized
	(In Thousands)

One- to four-family residential construction	$-	$-	$-	$-	$-
Subdivision construction	246	246	93	247	2
Land development	-	-	-	-	-
Commercial construction	-	-	-	-	-
Owner occupied one- to four-family residential	2,929	3,214	79	2,522	46
Non-owner occupied one- to four-family residential	494	694	18	433	6
Commercial real estate	4,109	4,143	506	4,122	30
Other residential	-	-	-	-	-
Commercial business	1,238	1,736	10	1,263	16
Industrial revenue bonds	-	-	-	-	-
Consumer auto	1,030	1,253	167	1,078	26
Consumer other	281	441	13	287	10
Home equity lines of credit	475	499	4	577	12

Total	$10,802	$12,226	$890	$10,529	$148

	At or for the Year Ended December 31, 2019
				Average
		Unpaid		Investment	Interest
	Recorded	Principal	Specific	in Impaired	Income
	Balance	Balance	Allowance	Loans	Recognized
	(In Thousands)

One- to four-family residential construction	$-	$-	$-	$-	$-
Subdivision construction	251	251	96	277	9
Land development	-	-	-	328	101
Commercial construction	-	-	-	-	-
Owner occupied one- to four- family residential	2,300	2,423	82	2,598	131
Non-owner occupied one- to four-family residential	409	574	20	954	43
Commercial real estate	4,020	4,049	517	4,940	264
Other residential	-	-	-	-	-
Commercial business	1,286	1,771	13	1,517	81
Industrial revenue bonds	-	-	-	-	-
Consumer auto	1,117	1,334	181	1,128	125
Consumer other	356	485	16	383	48
Home equity lines of credit	528	548	4	362	37

Total	$10,267	$11,435	$929	$12,487	$839

	At or For the Three Months Ended March 31, 2019
				Average
		Unpaid		Investment	Interest
	Recorded	Principal	Specific	in Impaired	Income
	Balance	Balance	Allowance	Loans	Recognized
	(In Thousands)

One- to four-family residential construction	$-	$-	$-	$-	$-
Subdivision construction	283	314	103	305	2
Land development	14	18	-	14	-
Commercial construction	-	-	-	-	-
Owner occupied one- to four- family residential	3,115	3,421	255	3,355	37
Non-owner occupied one- to four-family residential	919	1,118	24	1,776	13
Commercial real estate	5,927	6,083	946	4,876	50
Other residential	-	-	-	-	-
Commercial business	1,713	2,125	246	1,775	32
Industrial revenue bonds	-	-	-	-	-
Consumer auto	1,261	1,518	226	1,391	24
Consumer other	415	639	62	464	11
Home equity lines of credit	261	276	39	218	7

Total	$13,908	$15,512	$1,901	$14,174	$176

At March 31, 2020, $4.9 million of impaired loans had specific valuation allowances totaling $890,000.  At December 31, 2019, $5.2 million of impaired loans had specific valuation allowances totaling $929,000.

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

The following tables present newly restructured loans, which were considered troubled debt restructurings, during the three months ended March 31, 2020 and, respectively, by type of modification:

	Three Months Ended March 31, 2020
				Total
	Interest Only	Term	Combination	Modification
	(In Thousands)

One- to four-family residential	$-	$-	$130	$130
Consumer	-	-	48	48
	$-	$-	$178	$178

	Three Months Ended March 31, 2019
				Total
	Interest Only	Term	Combination	Modification
	(In Thousands)

Consumer	$-	$27	$-	$27

At March 31, 2020, the Company had $2.0 million of loans that were modified in troubled debt restructurings and impaired, as follows:  $246,000 of construction and land development loans, $885,000 of one- to four-family and other residential mortgage loans, $405,000 of commercial real estate loans, $139,000 of commercial business loans and $341,000 of consumer loans.  Of the total troubled debt restructurings at March 31, 2020, $1.3 million were accruing interest and $677,000 were non-accrual assets and classified as substandard using the Company’s internal grading system, which is described below.  The Company had no troubled debt restructurings which were modified in the previous 12 months and subsequently defaulted during the three months ended March 31, 2020.  When loans modified as troubled debt restructurings have subsequent payment defaults, the defaults are factored into the determination of the allowance for loan losses to ensure specific valuation allowances reflect amounts considered uncollectible.  At December 31, 2019, the Company had $1.9 million of loans that were modified in troubled debt restructurings and impaired, as follows:  $251,000 of construction and land development loans, $768,000 of single family residential mortgage loans, $412,000 of commercial real estate loans, $156,000 of commercial business loans and $343,000 of consumer loans.  Of the total troubled debt restructurings at December 31, 2019, $1.4 million were accruing interest and $562,000 were non-accrual assets and classified as substandard using the Company’s internal grading system.  The Company had no troubled debt restructurings which were modified in the previous 12 months and subsequently defaulted during the year ended December 31, 2019.

During the three months ended March 31, 2020, there were no loans designated as troubled debt restructurings that met the criteria for placement back on accrual status.  The criteria are generally a minimum of six months of consistent and timely payment performance under original or modified terms.  During the three months ended March 31, 2019, $49,000 of loans, all of which consisted of consumer loans, designated as troubled debt restructurings met the criteria for placement back on accrual status.

As of March 31, 2020, we had modified 747 loans with a total principal balance outstanding of $359.2 million. These loan modifications were made as provided for under Section 4013 of the CARES Act and within the guidance provided by the federal banking regulatory agencies, the SEC and the FASB; therefore they are not considered troubled debt restructurings.

The Company reviews the credit quality of its loan portfolio using an internal grading system that classifies loans as “Satisfactory,” “Watch,” “Special Mention,” “Substandard” and “Doubtful.”  Loans classified as watch are being monitored because of indications of potential weaknesses or deficiencies that may require future classification as special mention or substandard.  Special mention loans possess potential weaknesses that deserve management’s close attention but do not expose the Bank to a degree of risk that warrants substandard classification.  Substandard loans are characterized by the distinct possibility that the Bank will sustain some loss if certain deficiencies are not corrected.  Doubtful loans are those having all the weaknesses inherent to those classified Substandard with the added characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.  Loans not meeting any of the criteria previously described are considered satisfactory.  The FDIC-assisted acquired loans are evaluated using this internal grading system. These loans are accounted for in pools.  Minimal adverse classification in these acquired loan pools was identified as of March 31, 2020 and December 31, 2019, respectively.  See Note 7 for further discussion of the acquired loan pools and the termination of the loss sharing agreements.

The Company evaluates the loan risk internal grading system definitions and allowance for loan loss methodology on an ongoing basis.  The general component of the allowance for loan losses is affected by several factors, including, but not limited to, average historical losses, average life of the loans, current composition of the loan portfolio, current and expected economic conditions, collateral values and internal risk ratings.  Management considers all these factors in determining the adequacy of the Company’s allowance for loan losses.  In early 2018, we expanded our loan risk rating system to allow for further segregation of satisfactory credits.  No significant changes were made to the allowance for loan loss methodology during the year ended December 31, 2019 or the three months ended March 31, 2020.  However, the deterioration of economic conditions that occurred in the three months ended March 31, 2020 and was expected to continue thereafter was a significant factor in the determination of the allowance for loan losses.

The loan grading system is presented by loan class below:

	March 31, 2020
			Special
	Satisfactory	Watch	Mention	Substandard	Doubtful	Total
	(In Thousands)

One- to four-family residential
construction	$33,410	$-	$-	$-	$-	$33,410
Subdivision construction	14,579	25	-	-	-	14,604
Land development	38,507	-	-	-	-	38,507
Commercial construction	1,220,037	-	-	-	-	1,220,037
Owner occupied one- to four-
family residential	422,157	-	-	2,621	-	424,778
Non-owner occupied one- to
four-family residential	121,419	322	-	268	-	122,009
Commercial real estate	1,491,772	31,837	-	3,804	-	1,527,413
Other residential	964,353	-	-	-	-	964,353
Commercial business	318,856	1,778	-	1,199	-	321,833
Industrial revenue bonds	14,324	-	-	-	-	14,324
Consumer auto	130,702	35	-	846	-	131,583
Consumer other	44,485	89	-	261	-	44,835
Home equity lines of credit	121,137	43	-	464	-	121,644
Loans acquired and accounted
for under ASC 310-30,
net of discounts	117,167	-	-	42	-	117,209

Total	$5,052,905	$34,129	$-	$9,505	$-	$5,096,539

	December 31, 2019
			Special
	Satisfactory	Watch	Mention	Substandard	Doubtful	Total
	(In Thousands)

One- to four-family residential
construction	$33,963	$-	$-	$-	$-	$33,963
Subdivision construction	16,061	27	-	-	-	16,088
Land development	40,431	-	-	-	-	40,431
Commercial construction	1,322,861	-	-	-	-	1,322,861
Owner occupied one- to-four-
family residential	385,001	26	-	1,989	-	387,016
Non-owner occupied one- to-
four-family residential	119,743	419	-	181	-	120,343
Commercial real estate	1,458,400	32,063	-	3,709	-	1,494,172
Other residential	866,006	-	-	-	-	866,006
Commercial business	307,322	4,651	-	1,236	-	313,209
Industrial revenue bonds	13,189	-	-	-	-	13,189
Consumer auto	150,874	47	-	933	-	151,854
Consumer other	46,294	92	-	334	-	46,720
Home equity lines of credit	118,428	43	-	517	-	118,988
Loans acquired and accounted
for under ASC 310-30,
net of discounts	127,192	-	-	14	-	127,206

Total	$5,005,765	$37,368	$-	$8,913	$-	$5,052,046

NOTE 7: FDIC-ASSISTED ACQUIRED LOANS

On March 20, 2009, Great Southern Bank entered into a purchase and assumption agreement with loss share with the Federal Deposit Insurance Corporation (FDIC) to assume all of the deposits (excluding brokered deposits) and acquire certain assets of TeamBank, N.A., a full service commercial bank headquartered in Paola, Kansas.  The related loss sharing agreement was terminated early, effective April 26, 2016, by mutual agreement of Great Southern Bank and the FDIC.  Based upon the acquisition date fair values of the net assets acquired, no goodwill was recorded.

On September 4, 2009, Great Southern Bank entered into a purchase and assumption agreement with loss share with the FDIC to assume all of the deposits and acquire certain assets of Vantus Bank, a full service thrift headquartered in Sioux City, Iowa. The related loss sharing agreement was terminated early, effective April 26, 2016, by mutual agreement of Great Southern Bank and the FDIC.  Based upon the acquisition date fair values of the net assets acquired, no goodwill was recorded.

On October 7, 2011, Great Southern Bank entered into a purchase and assumption agreement with loss share with the FDIC to assume all of the deposits and acquire certain assets of Sun Security Bank, a full service bank headquartered in Ellington, Missouri. The related loss sharing agreement was terminated early, effective April 26, 2016, by mutual agreement of Great Southern Bank and the FDIC.  Based upon the acquisition date fair values of the net assets acquired, no goodwill was recorded.

On April 27, 2012, Great Southern Bank entered into a purchase and assumption agreement with loss share with the FDIC to assume all of the deposits and acquire certain assets of Inter Savings Bank, FSB (“InterBank”), a full service bank headquartered in Maple Grove, Minnesota. The related loss sharing agreement was terminated early, effective June 9, 2017, by mutual agreement of Great Southern Bank and the FDIC.  Based upon the acquisition date fair values of the net assets acquired, no goodwill was recorded.

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

The following table presents the balances of the acquired loans related to the various FDIC-assisted transactions at March 31, 2020 and December 31, 2019.

			Sun Security
	TeamBank	Vantus Bank	Bank	InterBank	Valley Bank
	(In Thousands)

March 31, 2020
Gross loans receivable	$6,964	$9,485	$17,154	$56,379	$34,663
Balance of accretable discount due to change in expected losses	(137)	(63)	(305)	(3,792)	(1,405)
Net carrying value to loans receivable	(6,801)	(9,409)	(16,722)	(51,792)	(32,482)
Expected loss remaining	$26	$13	$127	$795	$776

December 31, 2019
Gross loans receivable	$7,304	$9,899	$17,906	$60,430	$41,032
Balance of accretable discount due to change in expected losses	(159)	(89)	(374)	(5,143)	(1,803)
Net carrying value to loans receivable	(7,118)	(9,797)	(17,392)	(54,442)	(38,452)
Expected loss remaining	$27	$13	$140	$845	$777

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

The amount of the estimated cash flows expected to be received from the acquired loan pools in excess of the fair values recorded for the loan pools is referred to as the accretable yield.  The accretable yield is recognized as interest income over the estimated lives of the loans.  The Company continues to evaluate the fair value of the loans including cash flows expected to be collected.  Increases in the Company’s cash flow expectations are recognized as increases to the accretable yield while decreases are recognized as impairments through the allowance for loan losses.  During the three months ended March 31, 2020 and 2019, improvements in expected cash flows (reclassification of discounts from non-accretable to accretable) related to the acquired loan portfolios resulted in adjustments of $0 and $1.7 million, respectively, to the accretable yield to be spread over the estimated remaining lives of the loans on a level-yield basis.

Because the balance of these adjustments to accretable yield will be recognized generally over the remaining lives of the loan pools, they will impact future periods as well.  As of March 31, 2020, the remaining accretable yield adjustment that will affect interest income is $5.7 million.  Of the remaining adjustments affecting interest income, we expect to recognize $3.7 million of interest income during the remainder of 2020.

The impact to income of adjustments on the Company’s financial results is shown below:

	Three Months Ended		Three Months Ended
	March 31, 2020		March 31, 2019
	(In Thousands, Except Per Share Data and Basis Points Data)

Impact on net interest income/
net interest margin (in basis points)	$1,866	16 bps	$1,512	13 bps
Net impact to pre-tax income	$1,866		$1,512
Net impact net of taxes	$1,441		$1,167
Impact to diluted earnings per share	$0.10		$0.08

Changes in the accretable yield for acquired loan pools were as follows for the three months ended March 31, 2020 and 2019:

			Sun Security
	TeamBank	Vantus Bank	Bank	InterBank	Valley Bank
	(In Thousands)

Balance, January 1, 2020	$1,157	$1,123	$1,948	$8,277	$4,578
Accretion	(125)	(230)	(326)	(2,106)	(906)
Change in expectedaccretable yield(1)	46	193	658	186	940

Balance, March 31, 2020	$1,078	$1,086	$2,280	$6,357	$4,612

Balance, January 1, 2019	$1,356	$1,432	$2,242	$4,994	$3,063
Accretion	(434)	(218)	(441)	(2,028)	(854)
Change in expectedaccretable yield(1)	477	88	643	4,982	2,120

Balance, March 31, 2019	$1,399	$1,302	$2,444	$7,948	$4,329

(1)

Represents increases (decreases) in estimated cash flows expected to be received from the acquired loan pools, partially due to lower estimated credit losses.  The amounts also include changes in expected accretion of the loan pools for TeamBank, Vantus Bank, Sun Security Bank, InterBank and Valley Bank for the three months ended March 31, 2020, totaling $46,000, $193,000, $658,000, $186,000 and $940,000, respectively, and for the three months ended March 31, 2019, totaling $477,000, $88,000, $583,000, $4.1 million and $1.3 million, respectively.

NOTE 8: OTHER REAL ESTATE OWNED AND REPOSSESSIONS

Major classifications of other real estate owned were as follows:

	March 31,	December 31,
	2020	2019
	(In Thousands)

Foreclosed assets held for sale and repossessions
One- to four-family construction	$-	$-
Subdivision construction	610	689
Land development	1,358	1,816
Commercial construction	-	-
One- to four-family residential	291	601
Other residential	-	-
Commercial real estate	-	-
Commercial business	-	-
Consumer	513	545
	2,772	3,651
Foreclosed assets acquired through FDIC-assisted
transactions, net of discounts	1,347	1,003

Foreclosed assets held for sale and repossessions, net	4,119	4,654

Other real estate owned not acquired through foreclosure	860	871

Other real estate owned and repossessions	$4,979	$5,525

At both March 31, 2020 and December 31, 2019, other real estate owned not acquired through foreclosure included six properties, all of which were branch locations that were closed and are held for sale.

At March 31, 2020, residential mortgage loans totaling $938,000 were in the process of foreclosure, $886,000 of which were acquired loans.  This does not include one loan totaling $40,000 that is in the process of foreclosure that is owned by Fannie Mae and serviced by the Bank. Pursuant to Section 4022 of the recently-enacted CARES Act, the Company has suspended all foreclosure proceedings. Under this provision, no mortgage servicer of any federally-backed mortgage loan is permitted to initiate any foreclosure process, whether judicial or non-judicial, move for a foreclosure judgment or order of sale, or execute a foreclosure-related eviction or foreclosure sale for a 60-day period, beginning March 18, 2020.

At December 31, 2019, residential mortgage loans totaling $1.6 million were in the process of foreclosure, $1.4 million of which were acquired loans.

Expenses applicable to other real estate owned and repossessions included the following:

	Three Months Ended
	March 31,
	2020	2019
	(In Thousands)

Net gains on sales of other real estate owned and repossessions	$(96)	$(166)
Valuation write-downs	163	247
Operating expenses, net of rental income	412	539

	$479	$620

NOTE 9: PREMISES AND EQUIPMENT

Major classifications of premises and equipment, stated at cost, were as follows:

	March 31,	December 31,
	2020	2019
	(In Thousands)

Land	$40,720	$40,632
Buildings and improvements	98,076	96,959
Furniture, fixtures and equipment	57,890	56,986
Operating leases right of use asset	8,446	8,668
	205,132	203,245
Less accumulated depreciation	63,433	61,337

	$141,699	$141,908

Leases.  The Company adopted ASU 2016-02, Leases (Topic 842), on January 1, 2019, using the modified retrospective transition approach whereby comparative periods were not restated.  The Company also elected certain relief options under the ASU, including the option not to recognize right of use asset and lease liabilities that arise from short-term leases (leases with terms of twelve months or less).   Adoption of this ASU resulted in the Company initially recognizing a right of use asset and corresponding lease liability of $9.5 million during the three months ended March 31, 2019.  The amount of the right of use asset and corresponding lease liability will fluctuate based on the Company’s lease terminations, new leases and lease modifications and renewals. As of March 31, 2020, the lease right to use asset value was $8.4 million and the corresponding lease liability was $8.5 million.

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

ASU 2016-02 also requires certain other accounting elections.  The Company elected the short-term lease recognition exemption for all leases that qualify, meaning those with terms under twelve months.  Right of use assets or lease liabilities are not to be recognized for short-term leases. The Company also elected the practical expedient to not separate lease and non-lease components for all leases.   The Company’s short-term leases related to offsite ATMs have both fixed and variable lease payment components, based on the number of transactions at the various ATMs.  The variable portion of these lease payments is not material and the total lease expense related to ATMs for the three months ended March 31, 2020 was $62,000.

The calculated amounts of the right of use assets and lease liabilities in the table below are impacted by the length of the lease term and the discount rate used to present value the minimum lease payments. The Company’s lease agreements often include one or more options to renew the extended term in the calculation of the right of use asset and lease liability. Regarding the discount rate, the ASU requires the use of the rate implicit in the lease at the Company’s discretion. If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the right of use asset and lease liability.  Regarding the discount rate, the ASU requires the use of the rate implicit in the lease whenever this rate is readily determinable. As this rate is rarely determinable, the Company utilizes its incremental borrowing rate at lease inception over a similar term. The discount rate utilized was the FHLBank borrowing rate for the term corresponding to the expected term of the lease.  The expected lease terms range from 2.3 years to 18.9 years with a weighted-average lease term of 10.6 years.  The weighted-average discount rate was 3.40%.

	At or For the	At or For the
	Three Months Ended	Three Months Ended
	March 31, 2020	March 31, 2019
	(In Thousands)
Statement of Financial Condition
Operating leases right of use asset	$8,446	$9,323
Operating leases liability	$8,539	$9,349

Statement of Income
Operating lease costs classified as occupancy and equipment expense	$385	$376
(includes short-term lease costs and amortization of right of use asset)

Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$371	$350
Right of use assets obtained in exchange for lease obligations:
Operating leases		$9,538

For the three months ended March 31, 2020 and 2019, lease expense was $385,000 and $376,000, respectively.  At March 31, 2020, future expected lease payments for leases with terms exceeding one year were as follows (In Thousands):

2020	$851
2021	1,148
2022	1,131
2023	1,099
2024	999
2025	973
Thereafter	4,213

Future lease payments expected	10,414

Less interest portion of lease payments	(1,875)

Lease liability	$8,539

The Company does not sublease any of its leased facilities; however, it does lease to other third parties portions of facilities that it owns.  In terms of being the lessor in these circumstances, all of these lease agreements are classified as operating leases.  In the three months ended March 31, 2020 and 2019, income recognized from these lessor agreements was $299,000 and $276,000, respectively, and was included in occupancy and equipment expense.

NOTE 10: DEPOSITS

	March 31,	December 31,
	2020	2019
	(In Thousands)

Time Deposits:
0.00% - 0.99%	$226,635	$122,649
1.00% - 1.99%	1,067,204	523,816
2.00% - 2.99%	563,794	1,053,914
3.00% - 3.99%	19,207	19,849
4.00% - 4.99%	888	881
Total time deposits (weighted average rate 1.74% and 2.09%)	1,877,728	1,721,109
Non-interest-bearing demand deposits	681,151	687,068
Interest-bearing demand and savings deposits (weighted average rate 0.48% and 0.55%)	1,620,039	1,551,929
Total Deposits	$4,178,918	$3,960,106

NOTE 11: ADVANCES FROM FEDERAL HOME LOAN BANK

At March 31, 2020 and December 31, 2019, there were no outstanding term advances from the Federal Home Loan Bank of Des Moines (FHLBank advances).  There were overnight funds from the Federal Home Loan Bank of Des Moines as of December 31, 2019, which are included below in Note 12.

NOTE 12: SECURITIES SOLD UNDER REVERSE REPURCHASE AGREEMENTS AND SHORT-TERM BORROWINGS

	March 31, 2020	December 31, 2019
	(In Thousands)

Notes payable – Community Development Equity Funds	$1,312	$1,267
Other interest-bearing liabilities	-	30,890
Overnight borrowings from the Federal Home Loan Bank	-	196,000
Securities sold under reverse repurchase agreements	124,484	84,167

	$125,796	$312,324

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

At December 31, 2019, other interest-bearing liabilities consisted of cash collateral held by the Company to satisfy minimum collateral posting thresholds with its derivative dealer counterparties representing the termination value of derivatives, which at such time were in a net asset position.  Under the collateral agreements between the parties, either party may choose to provide cash or securities to satisfy its collateral requirements. Effective March 2, 2020, the Company and its swap counterparty mutually agreed to terminate the Company’s interest rate swap eliminating the cash collateral held.  For additional information, see “Cash Flow Hedges” in Note 16.

The following table represents the Company’s securities sold under reverse repurchase agreements, by collateral type and remaining contractual maturity.

	March 31, 2020	December 31, 2019
	Overnight and	Overnight and
	Continuous	Continuous
(In Thousands)

Mortgage-backed securities – GNMA, FNMA, FHLMC	$124,484	$84,167

NOTE 13: SUBORDINATED NOTES

On August 8, 2016, the Company completed the public offering and sale of $75.0 million of its subordinated notes. The notes are due August 15, 2026, and have a fixed interest rate of 5.25% until August 15, 2021, at which time the rate becomes floating at a rate equal to three-month LIBOR plus 4.087%.  The Company may call the notes at par beginning on August 15, 2021, and on any scheduled interest payment date thereafter.  The notes were sold at par, resulting in net proceeds, after underwriting discounts and commissions, legal, accounting and other professional fees, of approximately $73.5 million.  Total debt issuance costs of approximately $1.5 million were deferred and are being amortized over the expected life of the notes, which is five years.  Amortization of the debt issuance costs during the three months ended March 31, 2020 and 2019, each totaled $110,000, and is included in interest expense on subordinated notes in the consolidated statements of income, resulting in an imputed interest rate of 5.88%.

At March 31, 2020 and December 31, 2019, subordinated notes are summarized as follows:

	March 31, 2020	December 31, 2019
	(In Thousands)

Subordinated notes	$75,000	$75,000
Less: unamortized debt issuance costs	615	724
	$74,385	$74,276

NOTE 14: INCOME TAXES

Reconciliations of the Company’s effective tax rates to the statutory corporate tax rates were as follows:

	Three Months Ended March 31,
	2020	2019

Tax at statutory rate	21.0%	21.0%
Nontaxable interest and dividends	(0.5)	(0.5)
Tax credits	(3.5)	(4.5)
State taxes	(1.7)	1.4
Other	0.3	1.1
	15.6%	18.5%

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

NOTE 15: DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC Topic 820, Fair Value Measurements, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Topic 820 also specifies a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value:

•Quoted prices in active markets for identical assets or liabilities (Level 1): Inputs that are quoted unadjusted prices in active markets for identical assets that the Company has the ability to access at the measurement date. An active market for the asset is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

•Other observable inputs (Level 2): Inputs that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the reporting entity including quoted prices for similar assets, quoted prices for securities in inactive markets and inputs derived principally from or corroborated by observable market data by correlation or other means.

•Significant unobservable inputs (Level 3): Inputs that reflect assumptions of a source independent of the reporting entity or the reporting entity's own assumptions that are supported by little or no market activity or observable inputs.

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

The Company considers transfers between the levels of the hierarchy to be recognized at the end of related reporting periods.  From December 31, 2019 to March 31, 2020, no assets for which fair value is measured on a recurring basis transferred between any levels of the hierarchy.

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying statements of financial condition measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fell at March 31, 2020 and December 31, 2019:

		Fair value measurements using
		Quoted prices
		in active
		markets	Other	Significant
		for identical	observable	unobservable
		assets	inputs	inputs
	Fair value	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)

March 31, 2020
Agency mortgage-backed securities	$180,529	$-	$180,529	$-
Agency collateralized mortgage obligations	160,234	-	160,234	-
States and political subdivisions	33,192	-	33,192	-
Small Business Administration securities	21,844	-	21,844	-
Interest rate derivative asset	5,329	-	5,329	-
Interest rate derivative liability	(5,863)	-	(5,863)	-

December 31, 2019
Agency mortgage-backed securities	$165,042	$-	$165,042	$-
Agency collateralized mortgage obligations	151,950	-	151,950	-
States and political subdivisions	35,125	-	35,125	-
Small Business Administration	22,058	-	22,058	-
Interest rate derivative asset	31,476	-	31,476	-
Interest rate derivative liability	(1,547)	-	(1,547)	-

The following is a description of inputs and valuation methodologies used for assets recorded at fair value on a recurring basis and recognized in the accompanying statements of financial condition at March 31, 2020 and December 31, 2019, as well as the general classification of such assets pursuant to the valuation hierarchy.  There have been no significant changes in the valuation techniques during the three-month period ended March 31, 2020. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

Available-for-Sale Securities. Investment securities available for sale are recorded at fair value on a recurring basis. The fair values used by the Company are obtained from an independent pricing service, which represent either quoted market prices for the identical asset or fair values determined by pricing models, or other model-based valuation techniques, that consider observable market data, such as interest rate volatilities, LIBOR yield curve, credit spreads and prices from market makers and live trading systems.  Recurring Level 2 securities include U.S. government agency securities, mortgage-backed securities, state and municipal bonds and certain other investments. Inputs used for valuing Level 2 securities include observable data that may include dealer quotes, benchmark yields, market spreads, live trading levels and market consensus prepayment speeds, among other things. Additional inputs include indicative values derived from the independent pricing service’s proprietary computerized models.  There were no recurring Level 3 securities at March 31, 2020 or December 31, 2019.

Interest Rate Derivatives. The fair value is estimated using forward-looking interest rate curves and is determined using observable market rates and, therefore, are classified within Level 2 of the valuation hierarchy.

Nonrecurring Measurements

The following tables present the fair value measurements of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2020 and December 31, 2019:

		Fair Value Measurements Using
		Quoted prices
		in active
		markets	Other	Significant
		for identical	observable	unobservable
		assets	inputs	inputs
	Fair value	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)

March 31, 2020
Impaired loans	$1,811	$-	$-	$1,811

Foreclosed assets held for sale	$322	$-	$-	$322

December 31, 2019
Impaired loans	$635	$-	$-	$635

Foreclosed assets held for sale	$1,112	$-	$-	$1,112

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

Loans Held for Sale.  Mortgage loans held for sale are recorded at the lower of carrying value or fair value.  The fair value of mortgage loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics.  As such, the Company classifies mortgage loans held for sale as Nonrecurring Level 2.  Write-downs to fair value typically do not occur as the Company generally enters into commitments to sell individual mortgage loans at the time the loan is originated to reduce market risk.  The Company typically does not have commercial loans held for sale.  At March 31, 2020 and December 31, 2019, the aggregate fair value of mortgage loans held for sale exceeded their cost.  Accordingly, no mortgage loans held for sale were marked down and reported at fair value.

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

The Company records impaired loans as Nonrecurring Level 3. If a loan’s fair value as estimated by the Company is less than its carrying value, the Company either records a charge-off of the portion of the loan that exceeds the fair value or establishes a reserve within the allowance for loan losses specific to the loan.  Loans for which such charge-offs or reserves were recorded during the three months ended March 31, 2020 or the year ended December 31, 2019, are shown in the table above (net of reserves).

Foreclosed Assets Held for Sale.  Foreclosed assets held for sale are initially recorded at fair value less estimated cost to sell at the date of foreclosure.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less estimated cost to sell.  Foreclosed assets held for sale are classified within Level 3 of the fair value hierarchy.  The foreclosed assets represented in the table above have been re-measured during the three months ended March 31, 2020 or the year ended December 31, 2019, subsequent to their initial transfer to foreclosed assets.

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

Deposits and Accrued Interest Payable.  The fair value of demand deposits and savings accounts is the amount payable on demand at the reporting date, i.e., their carrying amounts.  The fair value of fixed maturity certificates of deposit is estimated through a discounted cash flow calculation using the average advances yield curve from 11 districts of the FHLB for the as of date.  The carrying amount of accrued interest payable approximates its fair value.

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

	March 31, 2020			December 31, 2019
	Carrying	Fair	Hierarchy	Carrying	Fair	Hierarchy
	Amount	Value	Level	Amount	Value	Level
	(In Thousands)

Financial assets
Cash and cash equivalents	$240,494	$240,494	1	$220,155	$220,155	1
Mortgage loans held for sale	16,160	16,160	2	9,242	9,242	2
Loans, net of allowance for loan losses	4,195,035	4,177,363	3	4,153,982	4,129,984	3
Interest receivable	13,437	13,437	3	13,530	13,530	3
Investment in FHLBank stock and other interest-earning assets	9,896	9,896	3	13,473	13,473	3

Financial liabilities
Deposits	4,178,918	4,190,443	3	3,960,106	3,963,875	3
Short-term borrowings	125,796	125,796	3	312,324	312,324	3
Subordinated debentures	25,774	25,774	3	25,774	25,774	3
Subordinated notes	74,385	74,385	2	74,276	76,875	2
Interest payable	2,747	2,747	3	4,250	4,250	3

Unrecognized financial instruments (net of contractual value)
Commitments to originate loans	-	-	3	-	-	3
Letters of credit	63	63	3	109	109	3
Lines of credit	-	-	3	-	-	3

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

As part of the Valley Bank FDIC-assisted acquisition, the Company acquired seven loans with related interest rate swaps.  Valley’s swap program differed from the Company’s in that Valley did not have back to back swaps with the customer and a counterparty.  Five of the seven acquired loans with interest rate swaps have paid off.  The aggregate notional amount of the two remaining Valley swaps was $657,000 at March 31, 2020.  At March 31, 2020, excluding the Valley Bank swaps, the Company had 18 interest rate swaps totaling $119.6 million in notional amount with commercial customers, and 18 interest rate swaps with the same aggregate notional amount with third parties related to its program.  In addition, the Company has four participation loans purchased totaling $28.0 million, in which the lead institution has an interest rate swap with its customer and the economics of the counterparty swap are passed along to the Company through the loan participation.  At December 31, 2019, excluding the Valley Bank swaps, the Company had 19 interest rate swaps totaling $96.0 million in notional amount with commercial customers, and 19 interest rate swaps with the same notional amount with third parties related to its program.  During the three months ended March 31, 2020 and 2019, the Company recognized net losses of $407,000 and $25,000, respectively, in noninterest income related to changes in the fair value of these swaps.

Cash Flow Hedges

Interest Rate Swap.  As a strategy to maintain acceptable levels of exposure to the risk of changes in future cash flows due to interest rate fluctuations, in October 2018, the Company entered into an interest rate swap transaction as part of its ongoing interest rate management strategies to hedge the risk of its floating rate loans. The notional amount of the swap was $400 million with a termination date of October 6, 2025. Under the terms of the swap, the Company received a fixed rate of interest of 3.018% and paid a floating rate of interest equal to one-month USD-LIBOR. The floating rate reset monthly and net settlements of interest due to/from the counterparty also occurred monthly. To the extent that the fixed rate of interest exceeded one-month USD-LIBOR, the Company received net interest settlements which were recorded as loan interest income. If USD-LIBOR exceeded the fixed rate of interest in future periods, the Company was required to pay net settlements to the counterparty and recorded those net payments as a reduction of interest income on loans. The Company recorded loan interest income of $1.6 million and $513,000 on this interest rate swap during the three months ended March 31, 2020 and 2019, respectively. The effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affected earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. During each of the three months ended March 31, 2020 and 2019, the Company recognized $0 in noninterest income related to changes in the fair value of this derivative.

On March 2, 2020, the Company and its swap counterparty mutually agreed to terminate the swap, effective immediately.  The Company received a payment of $45.9 million, including accrued but unpaid interest, from its swap counterparty as a result of this termination.  This $45.9 million, less the accrued interest portion and net of deferred income taxes, is reflected in the Company’s stockholders’ equity as Accumulated Other Comprehensive Income and a portion of it will be accreted to interest income on loans monthly through the original contractual termination date of October 6, 2025.  This will have the effect of reducing Accumulated Other Comprehensive

Income and increasing Net Interest Income and Retained Earnings over the period. In future quarterly periods, the Company expects to record loan interest income related to this swap transaction of approximately $2.0 million, based on the termination value of the swap.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Financial Condition:

	Location in	Fair Value
	Consolidated Statements	March 31,	December 31,
	of Financial Condition	2020	2019
		(In Thousands)
Derivatives designated as hedging instruments
Interest rate swap	Prepaid expenses and other assets	$-	$30,056

Total derivatives designated as hedging instruments		$-	$30,056

Derivatives not designated as hedging instruments
Asset Derivatives
Interest rate products	Prepaid expenses and other assets	$5,329	$1,420

Total derivatives not designated as hedging instruments		$5,329	$1,420

Liability Derivatives
Interest rate products	Accrued expenses and other liabilities	$5,863	$1,547

Total derivatives not designated as hedging instruments		$5,863	$1,547

The following table presents the effect of cash flow hedge accounting on the statements of comprehensive income:

	Amount of Gain (Loss)
	Recognized in AOCI
	Three Months Ended March 31,
Cash Flow Hedges	2020	2019
	(In Thousands)

Interest rate swap, net of income taxes	$11,416	$5,800

The following table presents the effect of cash flow hedge accounting on the statements of income:

Cash Flow Hedges	Three Months Ended March 31,
	2020		2019

	Interest	Interest	Interest	Interest
	Income	Expense	Income	Expense
(In Thousands)

Interest rate swap	$ 1,556	$ -	$ 513	$ -

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

At March 31, 2020, the termination value of derivatives with our derivative dealer counterparties (related to loan level swaps with commercial lending customers) in a net liability position, which included accrued interest but excluded any adjustment for nonperformance risk, related to these agreements was $5.8 million. The Company has minimum collateral posting thresholds with its derivative dealer counterparties. At March 31, 2020, the Company’s activity with two of its derivative counterparties met the level at which the minimum collateral posting thresholds take effect (collateral to be given by the Company) and the Company had posted collateral totaling $5.7 million to the derivative counterparties to satisfy the loan level agreements. If the Company had breached any of these provisions at March 31, 2020 or December 31, 2019, it could have been required to settle its obligations under the agreements at the termination value.

At December 31, 2019, the termination value of derivatives with our derivative dealer counterparties (related to loan level swaps with commercial lending customers) in a net liability position, which included accrued interest but excluded any adjustment for nonperformance risk, related to these agreements was $1.1 million. In addition, as of December 31, 2019, the termination value of derivatives with our derivative dealer counterparty (related to the balance sheet hedge commenced in October 2018) in a net asset position, which included accrued interest but excluded any adjustment for nonperformance risk, related to these agreements was $30.1 million. The Company has minimum collateral posting thresholds with its derivative dealer counterparties. At December 31, 2019, the Company’s activity with one of its derivative counterparties met the level at which the minimum collateral posting thresholds take effect (collateral to be received by the Company) and the derivative counterparties had posted collateral of $30.9 million to the Company to satisfy the balance sheet hedge agreement. Additionally, the Company’s activity with one of its derivative counterparties met the level at which the minimum collateral posting thresholds take effect (collateral to be given by the Company) and the Company had posted collateral of $1.1 million to the derivative counterparties to satisfy the loan level agreements. If the Company had breached any of these provisions at December 31, 2019, it could have been required to settle its obligations under the agreements at the termination value.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

When used in this Quarterly Report and in other documents filed or furnished by Great Southern Bancorp, Inc. (the “Company”) with the Securities and Exchange Commission (the "SEC"), in the Company's press releases or other public or stockholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "intends" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including, among other things, (i) expected revenues, cost savings, earnings accretion, synergies and other benefits from the Company's  merger and acquisition activities might not be realized within the anticipated time frames or at all, and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, might be greater than expected; (ii) changes in economic conditions, either nationally or in the Company's market areas; (iii) fluctuations in interest rates; (iv) the risks of lending and investing activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses; (v) the possibility of other-than-temporary impairments of securities held in the Company's securities portfolio; (vi) the Company's ability to access cost-effective funding; (vii) fluctuations in real estate values and both residential and commercial real estate market conditions; (viii) demand for loans and deposits in the Company's market areas; (ix) the potential adverse effects of the COVID-19 pandemic on the ability of the Company’s borrowers to satisfy their obligations to the Company, on the demand for the Company’s loans or its other products and services, on other aspects of the Company’s business operations and on financial markets and economic growth; (x) the ability to adapt successfully to technological changes to meet customers' needs and developments in the marketplace; (xi) the possibility that security measures implemented might not be sufficient to mitigate the risk of a cyber-attack or cyber theft, and that such security measures might not protect against systems failures or interruptions; (xii) legislative or regulatory changes that adversely affect the Company's business, including, without limitation, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and its implementing regulations, the overdraft protection regulations and customers' responses thereto and the Tax Reform Legislation; (xiii) changes in accounting principles, policies or guidelines; (xiv) monetary and fiscal policies of the Federal Reserve Board and the U.S. Government and other governmental initiatives affecting the financial services industry; (xv) results of examinations of the Company and Great Southern Bank by their regulators, including the possibility that the regulators may, among other things, require the Company to limit its business activities, change its business mix, increase its allowance for loan losses, write-down assets or increase its capital levels, or affect its ability to borrow funds or maintain or increase deposits, which could adversely affect its liquidity and earnings; (xvi) costs and effects of litigation, including settlements and judgments; and (xvii) competition. The Company wishes to advise readers that the factors listed above and other risks described from time to time in documents filed or furnished by the Company with the SEC could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

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

See Note 6 “Loans and Allowance for Loan Losses” included in Item 1 for additional information regarding the allowance for loan losses. Inherent in this process is the evaluation of individual significant credit relationships. From time to time certain credit relationships may deteriorate due to payment performance, cash flow of the borrower, value of collateral, or other factors. In these instances, management may revise its loss estimates and assumptions for these specific credits due to changing circumstances. In some cases, additional losses may be realized; in other instances, the factors that led to the deterioration may improve or the credit may be refinanced elsewhere and allocated allowances may be released from the particular credit.  The Company uses a three-year average of historical losses for the general component of the allowance for loan loss calculation.  No significant changes were made to management's overall methodology for evaluating the allowance for loan losses during the periods presented in the financial statements of this report.

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

Carrying Value of Loans Acquired in FDIC-Assisted Transactions

The Company considers that the determination of the carrying value of loans acquired in the FDIC-assisted transactions involves a high degree of judgment and complexity. The carrying value of the acquired loans reflects management’s best ongoing estimates of the amounts to be realized on these assets.  The Company determined initial fair value accounting estimates of the acquired assets and assumed liabilities in accordance with FASB ASC 805, Business Combinations. However, the amount that the Company realizes on its acquired loan assets could differ materially from the carrying value reflected in its financial statements, based upon the timing of collections on the acquired loans in future periods. Because of the loss sharing agreements with the FDIC on certain of these assets, the Company did not expect to incur any significant losses related to these assets.  Subsequent to the initial valuation, the Company continued to monitor identified loan pools for changes in estimated cash flows projected for the loan pools, anticipated credit losses and changes in the accretable yield.  Analysis of these variables requires significant estimates and a high degree of judgment.  See Note 7 “FDIC-Assisted Acquired Loans” included in Item 1 for additional information regarding the TeamBank, Vantus Bank, Sun Security Bank, InterBank and Valley Bank FDIC-assisted transactions.

Goodwill and Intangible Assets

Goodwill and intangible assets that have indefinite useful lives are subject to an impairment test at least annually and more frequently if circumstances indicate their value may not be recoverable. Goodwill is tested for impairment using a process that estimates the fair value of each of the Company’s reporting units compared with its carrying value. The Company defines reporting units as a level below each of its operating segments for which there is discrete financial information that is regularly reviewed. As of March 31, 2020, the Company had one reporting unit to which goodwill has been allocated – the Bank.  If the fair value of a reporting unit exceeds its carrying value, then no impairment is recorded. If the carrying value exceeds the fair value of a reporting unit, further testing is completed comparing the implied fair value of the reporting unit’s goodwill to its carrying value to measure the amount of impairment, if any. Intangible assets that are not amortized must be tested for impairment at least annually by comparing the fair values of those assets to their carrying values. At March 31, 2020, goodwill consisted of $5.4 million at the Bank reporting unit, which included goodwill of $4.2 million that was recorded during 2016 related to the acquisition of 12 branches from Fifth Third Bank.  Other identifiable intangible assets that are subject to amortization are amortized on a straight-line basis over a period of seven years. At March 31, 2020, the amortizable intangible assets consisted of core deposit intangibles of $2.4 million, which are reflected in the table below.  These amortizable intangible assets are reviewed for impairment if circumstances indicate their value may not be recoverable based on a comparison of fair value.

At March 31, 2020, the Company evaluated the current circumstances brought about by the COVID-19 pandemic and its effect on the valuation of the Company and other bank holding companies and determined that no triggering event had occurred requiring an evaluation of goodwill or other intangible asset impairment. While the Company believes no impairment of its goodwill or other intangible assets existed at March 31, 2020, different conditions or assumptions used to measure fair value of reporting units, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of the Company’s impairment evaluation in the future.

A summary of goodwill and intangible assets is as follows:

	March 31, 2020	December 31, 2019
	(In Thousands)

Goodwill – Branch acquisitions	$5,396	$5,396
Deposit intangibles
Boulevard Bank	122	153
Valley Bank	500	600
Fifth Third Bank	1,791	1,949
	2,413	2,702
	$7,809	$8,098

Current Economic Conditions

Changes in economic conditions could cause the values of assets and liabilities recorded in the financial statements to change rapidly, resulting in material future adjustments in asset values, the allowance for loan losses, or capital that could negatively impact the Company’s ability to meet regulatory capital requirements and maintain sufficient liquidity.

Following the housing and mortgage crisis and correction beginning in mid-2007, the United States entered an economic downturn.  Unemployment rose from 4.7% in November 2007 to peak at 10.0% in October 2009.  Following that time, economic conditions improved considerably, as indicated by higher consumer confidence levels, increased economic activity and low unemployment levels. The U.S. economy continued to operate at historically strong levels until the impact of COVID-19 began to take its toll in March 2020.  While the severity and extent of the coronavirus pandemic on the global, national and regional economies is still uncertain, it will most likely have a detrimental impact on the performance of our loan portfolio, at least in the near term.  Short-term modifications to loan terms to help our customers navigate through the current pandemic situation were made in accordance with guidance from the banking regulatory authorities. These modifications did not result in the loans being classified as troubled debt restructurings, potential problem loans or non-performing loans.  More severely impacted industries in our portfolio include retail, motel/hotel and restaurants.

In March 2020, employment fell by 701,000 jobs and the unemployment rate rose to 4.4%, up from 3.5% in December 2019. This was the largest month-over-month increase in the rate since January 1975, when the increase was also 0.9 percentage points, based on household survey data. The changes in these measures reflect the effects of the coronavirus pandemic and efforts to contain it. Employment in leisure and hospitality fell by 459,000, mainly in food services and drinking establishments. Notable declines also occurred in health care and social assistance, professional and business services, retail, and construction. The number of unemployed persons rose by 1.4 million to 7.1 million in March. In March 2020, the U.S. labor force participation rate (the share of working-age Americans employed or actively looking for a job) decreased by 0.7 percentage points to 62.7% and the employment population ratio dropped by 1.1 percentage points to 60.0%. The unemployment rate for the Midwest, where the Company conducts most of its business, increased from 3.5% in December 2019 to 4.1% in March 2020.  Unemployment rates for March 2020 were Arkansas at 4.7%, Colorado at 4.8%, Georgia at 4.3%, Illinois at 4.4%, Iowa at 3.8%, Kansas at 3.1%, Minnesota at 3.9%, Missouri at 4.5%, Nebraska at 4.3%, Oklahoma at 2.8%, and Texas at 4.7%. Of the metropolitan areas in which the Company does business, the largest year-over-year employment increases occurred in the Dallas area with an increase of 126,000 jobs. Chicago was one of two MSA’s in the nation with the largest unemployment rate decreases in February of 0.9%, ending with a rate of 3.6%, but they still have the highest unemployment rate among the metropolitan areas in which the Company does business.  Unemployment levels have increased dramatically in April 2020, with the number of unemployment claims in the U.S. spiking to over 30 million as “Stay-at-Home” mandates were enacted by nearly every state.

Sales of newly built single-family homes for March 2020 were at a seasonally adjusted annual rate of 627,000 according to U.S. Census Bureau and the Department of Housing and Urban Development estimates.  This is 15.4% below the revised February 2020 rate of 741,000, and is 9.5% below the March 2020 preliminary estimate of 693,000.  The median sales price of new houses sold in March 2020 was $321,400, down slightly from $321,500 a year earlier.  The March 2020 average sales price of $375,300 was down slightly from $383,900 a year ago.  The inventory of new homes for sale at the end of March would support 6.4 months’ supply at the current sales pace, up from 5.8 months in March 2019.

Existing-home sales fell in March 2020, after significant nationwide gains in February 2020, according to the National Association of Realtors. Total existing home sales dropped 8.5% from February 2020 to a seasonally adjusted rate of 5.27 million in March 2020.  Despite the decline, overall sales increased year-over-year for the ninth straight month, up 0.8% from a year ago.  Total housing inventory at the end of March was at 1.50 million, up 2.7% from February 2020, but down 10.2% from one year ago (1.67 million).  Unsold inventory sits at a 3.4-month supply at the current sales pace, up from 3.0 months in February 2020 and down from the 3.8-month figure in March 2019.  The median existing home price for all housing types in December 2019 was $280,600. This price marks the 97th straight month of year-over-year gains.  In the Midwest region, the existing home median sale price was $219,700 in February 2020, which is a 9.7% increase from a year ago. First-time buyers accounted for 34% of sales in March 2020, up from 32% in February 2020 and 33% in March 2019.  According to Freddie Mac, the average commitment rate for a 30-year, conventional, fixed-rate mortgage was 3.45% in March 2020, down from 3.47% in February 2020. The average commitment rate for all of 2019 was 3.94%, down slightly from 4.54% for 2018.

The effects of the coronavirus pandemic on mutifamily real estate markets are already appearing in CoStar's multifamily data with daily asking rents for apartment units declining since March 11—just as the prime leasing season began to unfold. A $2 trillion plus stimulus package included direct cash payments to renter households which should temporarily mitigate the impact on the apartment sector. About $53 billion in rent payments were due on April 1 2020, but strapped households may still have opted to buy food or necessities, or just hoard cash, instead of paying rent. Fannie Mae, Freddie Mac, and HUD have announced prohibitions on evictions in all GSE-financed communities, and the NMHC has published guidelines to its members to avoid evictions and delay rent hikes. As of the end of March 2020, national apartment vacancy rates had increased slightly to 6.6% while our market areas reflected the following vacancy levels: Springfield, Mo. at 5.2%, St. Louis at 9.0%, Kansas City at 7.6%, Minneapolis at 5.2%, Tulsa, Okla. at 8.8%, Dallas-Fort Worth at 8.7%, Chicago at 6.6%, Atlanta at 9.0% and Denver at 8.0%.

Per information provided by Integra IRR Viewpoint prior to the pandemic, all of the Company’s market areas within the multi-family sector were in expansion phase with the exception of Denver and Atlanta, which were both currently in a hyper-supply phase. Markets in hyper-supply phase exhibit increasing vacancy rates, moderate/high new construction, low/negative absorption, moderate/low employment growth and medium/low rental rate growth.

Demand for U.S. office space ended the first quarter in positive territory, though it was the lowest quarterly total since 2011 and much of the positive absorption occurred prior to March.  Annual rent growth has been slowing over the past several months, though remained positive in the first quarter. Even before the disruption caused by the coronavirus pandemic, the trend of slowing growth was expected to continue in 2020 and beyond.

Per Integra prior to the pandemic, approximately 63% of the suburban office markets nationally were in an expansion market cycle -- characterized by decreasing vacancy rates, moderate/high new construction, high absorption, moderate/high employment growth and medium/high rental rate growth. The Company’s larger market areas in the suburban office market cycle include: Minneapolis, Dallas-Ft. Worth, and St. Louis.  Tulsa, OK, Chicago, IL, and Kansas City were in the recovery/expansion market cycle -- typified by decreasing vacancy rates, low new construction, moderate absorption, low/moderate employment growth and negative/low rental rate growth. We expect that market trends in the office sector will be markedly worse in the second quarter of 2020.

For a sector where brick-and-mortar retail destinations had already been weathering a slew of headwinds over the past several years, the temporary closing of shopping malls, retailers and entertainment venues adds more uncertainty for landlords, existing tenants, potential tenants, investors and lenders alike. The near freezing of economic and social activity taken in an effort to contain the spread of coronavirus has hurt, and will continue to hurt the retail sector.  In the third quarter of 2019, e-commerce sales accounted for 11.2% of total sales with more than $145 billion in online transactions.  The impact of COVID-19 will likely accelerate the transition to internet-based transactions.

The degree to which the retail sector has suffered and will continue to suffer is yet unknown, as the path and progression of the virus, and the economy's response to such measures taken, remains fluid. In addition to forced and voluntary store closures, many retailers will struggle amid near-total loss of foot traffic, declining consumer sentiment, lost wages and restrained consumer spending activity. Demand for retail in the second quarter of 2020 is on pace to register its first quarter of negative net absorption since 2009 with additional losses expected throughout 2020.

According to Integra, prior to the impact of COVID-19, approximately 54% of the retail sector was in the expansion phase of the market cycle, with another 35% in recovery mode and the remaining 11% in hyper-supply and recession.  The Company’s larger market areas which were in the retail expansion market segments are Chicago, Kansas City, Dallas-Ft. Worth, and St. Louis.  Denver and Minneapolis were in the hyper-supply cycle. The Atlanta and Tulsa markets were each in recovery phase.

Though the industrial sector is expected to fare best among commercial real estate sectors, its operating fundamentals will not fully escape the negative impacts of the COVID-19 recession. U.S. economic growth faces many headwinds as a result of the coronavirus pandemic, including dampened aggregate demand and reduced export growth, both of which will adversely impact the industrial warehouse sector. Disrupted and curtailed supply chains also present a headwind for port markets and industrial distribution operators. Meanwhile, labor shortages arising from mandatory construction suspensions place further pressure on industrial operators, distributors and manufacturers. CoStar accordingly anticipates a slowing in leasing activity in the first half of 2020 as retailers, manufacturers, logistics operators, and distribution firms turn more cautious amid heightened uncertainty brought on by the COVID-19 pandemic.

Prior to COVID-19, Integra had included all of the Company’s larger industrial market areas in the expansion cycle with prospects of continuing good economic growth.  Three market areas, Chicago, Minneapolis and Kansas City, were in the latter stages of the expansion cycle.

Occupancy, absorption, sales and rental income levels of commercial real estate properties located throughout the Company’s market areas will be impacted by COVID-19; however, at this time the extent of the impact is uncertain. The Company will continue to monitor regional, national, and global economic indicators such as unemployment, GDP, housing starts and prices, commercial real estate occupancy, absorption and rental rates, as these could significantly affect customers in each of our market areas.

COVID-19 Impact to Our Business and Response

Great Southern is actively monitoring and responding to the effects of the rapidly-changing COVID-19 pandemic. As always, the health, safety and well-being of our customers, associates and communities are the Company’s top priorities. Centers of Disease Control (CDC) guidelines, as well as directives from federal, state and local officials, are being closely followed to make informed operational decisions.  During April 2020, all states in the Company’s 11-state footprint were under statewide “Stay at Home” lockdown, except Arkansas, Iowa, and Nebraska.  The Company has several locations and personnel in Iowa, with one location each in Arkansas and Nebraska. During the month of May, several states or regions in our markets are expected to begin reopening with a gradual loosening of “Stay at Home” restrictions.

In January 2020, the Company activated its long-established Pandemic Response Plan.  This plan promotes the health and safety of the Company’s constituents and specifies responsive actions to support continuous service for customers. A summary of the Company’s major COVID-19 responses and actions are highlighted below.

Great Southern Associates:  During this unprecedented time, the Company is working diligently with its nearly 1,200 associates to enforce CDC-advised health, hygiene and social distancing practices.  Approximately 50% of our non-frontline associates are currently working from home. Teams in nearly every operational department have been split, with part of each team working at an off-site disaster recovery facility to promote social distancing and to avoid service disruptions. Through May 5, 2020, there have been no service disruptions or reductions in staffing.

Paid time off and other benefits were enhanced and implemented to support Great Southern associates. Part-time associates were awarded paid sick benefits for the first time. Any full-time and part-time associate will receive full pay if placed under a restrictive quarantine due to COVID-19 infection or direct exposure to an infected individual. The Company’s Employee Assistance Program (EAP) was enhanced at no cost for associates and family members seeking counseling services for mental health and emotional support needs. As a token of appreciation and to help support some of the needs of our associates, the Company rewarded all full-time and part-time associates with special pre-tax bonuses of $1,000 and $600, respectively.

Great Southern Communities:  To support local COVID-19 relief efforts, in March 2020, Great Southern committed up to $300,000 to Feeding America food banks, local United Way agencies and other nonprofit organizations to address food insecurity and support critical health and human services during this time of crisis. The funds were distributed to agencies serving Great Southern local markets across its 11-state franchise.

Great Southern Customers:  During the COVID-19 event, taking care of customers and providing uninterrupted access to services are top priorities. As always, customers can conduct their banking business using the banking center network, online and mobile banking services, ATMs, Telephone Banking, and online account opening services. Since March 21, 2020, following social distancing guidance from the CDC and government officials, all Great Southern banking centers have been providing drive-thru service only and in-person service by appointment.

The COVID-19 event is causing a growing number of customers to experience financial uncertainty and hardships. The Company has been reaching out to customers and is strongly encouraging customers to call for assistance. Certain account maintenance and service fees are being waived or refunded for depository customers. Payment relief options and loan modifications for consumer and commercial loan customers are available on a case-by-case basis.  See Loan Modifications below for further details of loan modifications to date.

The Company has been actively utilizing the $2 trillion CARES Act stimulus package to assist consumers and businesses.  The CARES Act made available Small Business Administration (SBA) lending programs that offer relief for small businesses, including the Paycheck Protection Program (PPP). Great Southern is actively participating in the PPP, which provides emergency financial support to small businesses (primarily those with less than 500 employees) using federally-guaranteed loans through the SBA. These loans may be eligible for forgiveness contingent upon how the loan proceeds are used by the borrower. The PPP has been met with very high demand throughout the country and in all Great Southern markets.  Based on loans approved or funded to date and the total amount currently authorized for the PPP under the CARES Act, as amended by the Paycheck Protection Program and Health Care Enhancement Act, we anticipate that we will originate approximately 1,500 PPP loans totaling approximately $119 million.

In addition to the PPP, Great Southern has also helped promote the SBA’s Emergency Injury Disaster Loan (EIDL) program.  EIDL is available directly through the SBA for small businesses seeking assistance related to COVID-19.

As a resource to customers, a COVID-19 information center has been made available on the Company’s website, www.GreatSouthernBank.com.  General information about the Company’s pandemic response, how to receive assistance, and how to avoid COVID-19 scams and fraud are included.

Impacts to Our Business Going Forward:  The Company expects that the COVID-19 pandemic will impact our business in future periods in one or more of the following ways, among others.  The magnitude of the impact is unknown at this time, and will depend on the length and severity of the economic downturn brought on by the pandemic.

•Significantly lower market interest rates will have a negative impact on our variable rate loans indexed to LIBOR and prime

•Certain fees for deposit and loan products may be waived or reduced

•Point-of-sale fee income may decline due to a decrease in spending by our debit card customers as they deal with “Stay at Home” requirements and may be adversely affected by reductions in their personal income and job losses

•Non-interest expenses may increase to deal with the effects of the COVID-19 pandemic, including cleaning costs, supplies, equipment and other items

•Operations in our banking center lobbies will likely be somewhat restricted until the emergency status is lifted

•Additional loan modifications may occur and borrowers may default on their loans, which may necessitate further increases to the allowance for loan losses

•The contraction in economic activity may reduce demand for our loans and for our other products and services

Paycheck Protection Program Loans

As noted above, Great Southern is actively participating in the PPP through the SBA. The PPP has been met with very high demand throughout the country, resulting in a second round of funding through an amendment to the CARES Act.  Based on loans approved or funded through the end of April 2020, we anticipate that we will originate approximately 1,500 PPP loans totaling approximately $119 million.  Great Southern will receive a fee from the SBA for originating these loans based on the amount of each loan.  We currently anticipate these fees will total approximately $4.4 million.  The fees, net of origination costs, will be deferred in accordance with standard accounting practices and will be accreted to interest income on loans over the contractual life of each loan.  These loans generally have a contractual maturity of two years from origination date, but may be repaid or forgiven (by the SBA) two to three months after the loan was funded.  If these loans are repaid or forgiven prior to their contractual maturity date, the remaining deferred fee for such loan will be accreted to interest income on loans immediately.  We expect a significant portion of these net deferred fees will accrete to interest income in the three months ending September 30, 2020.

Loan Modifications

Through April 27, 2020, we have modified 319 commercial loans with a total principal balance outstanding of $705.1 million and 1,446 consumer and mortgage loans with a total principal balance outstanding of $67.5 million. The loan modifications were made as provided for under Section 4013 of the CARES Act and within the guidance provided by the federal banking regulatory agencies, the Securities and Exchange Commission and the Financial Accounting Standards Board; therefore they are not considered troubled debt restructurings.  The modified loans are in the following categories (dollars in millions):

Collateral Type	# of Loans Modified	$ of Loans Modified	Interest Only 3 Months	Interest Only 4-6 Months	Interest Only 7-12 Months	Full Payment Deferral 3 Months	Full Payment Deferral 6 Months	Weighted Average Loan to Value of Loans Modified

Retail	82	$ 192.1	$ 176.1	$ 4.3	$ 11.7	$ —	$ —	64%
Healthcare	20	140.6	94.0	—	—	—	46.6	60%
Hotel/Motel	23	131.0	87.1	—	—	10.2	33.7	65%
Multifamily	36	95.3	70.9	24.4	—	—	—	72%
Office	25	59.8	57.1	—	0.3	—	2.4	54%
Warehouse/Other	35	48.6	34.9	0.3	7.8	0.3	5.3	60%
Commercial Business	69	16.9	6.1	2.0	0.1	0.3	8.4
Restaurants	18	15.3	15.3	—	—	—	—	68%
Land	11	5.5	4.5	—	1.0	—	—
Total Commercial	319	705.1	546.0	31.0	20.9	10.8	96.4

Residential Mortgage	240	54.7	20.6	1.5	—	32.6	—	71%
Consumer	1,206	12.8	—	—	—	12.8	—
Total Consumer	1,446	67.5	20.6	1.5	—	45.4	—

Total	1,765	$ 772.6	$ 566.6	$ 32.5	$ 20.9	$ 56.2	$ 96.4

Total loans outstanding in the following categories at March 31, 2020, were as follows (dollars in millions):

Collateral Type	Outstanding Balance of Loans of This Collateral Type	Percentage of Loans Modified To Total Loans of This Collateral Type	Percentage of Loans Modified To Total Loans	Percentage of Loans of This Collateral Type to Total Loans	Weighted Average Loan to Value of Loans in This Collateral Type

Retail	$ 431.2	45%	5%	10%	64%
Healthcare	284.3	49%	3%	7%	58%
Hotel/Motel	179.8	73%	3%	4%	55%
Multifamily	927.5	10%	2%	22%	71%
Office	257.9	23%	1%	6%	61%
Warehouse/Other	261.8	19%	1%	6%	52%
Commercial Business	270.1	6%	<1%	7%
Restaurants	73.1	21%	<1%	2%	63%
Land	38.5	14%	<1%	1%
Total Commercial	2,724.2	26%	17%	65%

Residential Mortgage	562.3	10%	1%	14%	72%
Consumer	298.1	4%	<1%	7%
Total Consumer	860.4	8%	1%	21%

Total	$ 3,584.6	22%	18%	86%

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

Great Southern's total assets increased $57.9 million, or 1.2%, from $5.02 billion at December 31, 2019, to $5.07 billion at March 31, 2020. Full details of the current period changes in total assets are provided in the “Comparison of Financial Condition at March 31, 2020 and December 31, 2019” section of this Quarterly Report on Form 10-Q.

Loans.  Net outstanding loans increased $41.1 million, or 1.0%, from $4.15 billion at December 31, 2019, to $4.20 billion at March 31, 2020.  The net increase in loans reflects reductions of $10.0 million in the FDIC-assisted acquired loan portfolios.  This increase was primarily in other residential (multi-family) loans, owner occupied one- to four-family residential loans and commercial real estate loans.  These increases were partially offset by decreases in construction loans and consumer auto loans.  The increases were primarily due to loan growth in our existing banking center network and our commercial loan production offices.  Excluding FDIC-assisted acquired loans and mortgage loans held for sale, total gross loans increased $54.5 million from December 31, 2019 to March 31, 2020.  As loan demand is affected by a variety of factors, including general economic conditions, and because of the competition we face and our focus on pricing discipline and credit quality, no assurances can be made regarding our future loan growth.  We expect minimal loan growth for the foreseeable future due to deteriorating economic conditions resulting from the COVID-19 pandemic. The Company's strategy continues to be focused on maintaining credit risk and interest rate risk at appropriate levels.

Recent loan growth has occurred in several loan types, primarily commercial real estate loans, other residential (multi-family) loans and one- to four-family residential mortgage loans and in most of Great Southern’s primary lending locations, including Springfield, St. Louis, Kansas City, Des Moines and Minneapolis, as well as the loan production offices in Atlanta, Chicago, Dallas, Denver, Omaha and Tulsa.  Certain minimum underwriting standards and monitoring help assure the Company’s portfolio quality. Great Southern’s loan committee reviews and approves all new loan originations in excess of lender approval authorities.  Generally, the Company considers commercial construction, consumer, and commercial real estate loans to involve a higher degree of risk compared to some other types of loans, such as first mortgage loans on one- to four-family, owner-occupied residential properties.  For commercial real estate, commercial business and construction loans, the credits are subject to an analysis of the borrower’s and guarantor’s financial condition, credit history, verification of liquid assets, collateral, market analysis and repayment ability.  It has been, and continues to be, Great Southern’s practice to verify information from potential borrowers regarding assets, income or payment ability and credit ratings as applicable and as required by the authority approving the loan.  To minimize construction risk, projects are monitored as construction draws are requested by comparison to budget and with progress verified through property inspections.  The geographic and product diversity of collateral, equity requirements and limitations on speculative construction projects help to mitigate overall risk in these loans. Underwriting standards for all loans also include loan-to-value ratio limitations, which vary depending on collateral type, debt service coverage ratios or debt payment to income ratio guidelines, where applicable, credit histories, use of guaranties and other recommended terms relating to equity requirements, amortization, and maturity.  Consumer loans are primarily secured by new and used motor vehicles and these loans are also subject to certain minimum underwriting standards to assure portfolio quality.  While Great Southern’s consumer underwriting and pricing standards were fairly consistent in recent years, the Company tightened its underwriting guidelines on automobile lending beginning in the latter part of 2016.  Management took this step in an effort to improve credit quality in the portfolio and reduce delinquencies and charge-offs.  The underwriting standards employed by Great Southern for consumer loans include a determination of the applicant's payment history on other debts, credit scores, employment history and an assessment of ability to meet existing obligations and payments on the proposed loan.  In 2019, the Company discontinued indirect auto loan originations.  See “Item 1. Business – Lending Activities – General, – Commercial Real Estate and Construction Lending, and – Consumer Lending” in the Company’s December 31, 2019 Annual Report on Form 10-K.

While our policy allows us to lend up to 95% of the appraised value on one-to four-family residential properties, originations of loans with loan-to-value ratios at that level are minimal.  Private mortgage insurance is typically required for loan amounts above the 80% level.  Few exceptions occur and would be based on analyses which determined minimal transactional risk to be involved.  We consider these lending practices to be consistent with or more conservative than what we believe to be the norm for banks our size.  At March 31, 2020 and December 31, 2019, none of our owner occupied one- to four-family residential loans had loan-to-value ratios above 100% at origination.  At March 31, 2020 and December 31, 2019, an estimated 0.6% and 0.6%, respectively, of total non-owner occupied one- to four-family residential loans had loan-to-value ratios above 100% at origination.

At March 31, 2020, troubled debt restructurings totaled $2.0 million, or 0.05% of total loans, up $85,000 from $1.9 million, or 0.05% of total loans, at December 31, 2019.  Concessions granted to borrowers experiencing financial difficulties may include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.  For troubled debt restructurings occurring during the three months ended March 31, 2020, five loans totaling $156,000 were restructured into multiple new loans.  For troubled debt restructurings occurring during the year ended December 31, 2019, five loans totaling $34,000 were restructured into multiple new loans.  For further information on troubled debt restructurings, see Note 6 of the Notes to Consolidated Financial Statements contained in this report.

Loans that were acquired through FDIC-assisted transactions, which are accounted for in pools, are currently included in the analysis and estimation of the allowance for loan losses.  If expected cash flows to be received on any given pool of loans decreases from previous estimates, then a determination is made as to whether the loan pool should be charged down or the allowance for loan losses should be increased (through a provision for loan losses).  Acquired loans are described in Note 7 of the Notes to Consolidated Financial Statements contained in this report.  For acquired loan pools, the Company may allocate, and at March 31, 2020, has allocated, a portion of its allowance for loan losses related to these loan pools in a manner similar to how it allocates its allowance for loan losses to those loans which are collectively evaluated for impairment.

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

Available-for-sale Securities.  In the three months ended March 31, 2020, available-for-sale securities increased $21.6 million, or 5.8%, from $374.2 million at December 31, 2019, to $395.8 million at March 31, 2020.  The increase was primarily due to the purchase of FNMA and GNMA fixed-rate multi-family mortgage-backed securities and collateralized mortgage obligations, partially offset by calls of municipal securities and normal monthly payments received related to the portfolio of mortgage-backed securities.  The Company used increased deposits and short-term borrowings to fund this increase in investment securities.  The addition of these securities is a component of the Company’s asset/liability management strategy to partially mitigate risk from falling interest rates.

Deposits.  The Company attracts deposit accounts through its retail branch network, correspondent banking and corporate services areas, and brokered deposits. The Company then utilizes these deposit funds, along with FHLBank advances and other borrowings, to meet loan demand or otherwise fund its activities. In the three months ended March 31, 2020, total deposit balances increased $218.8 million, or 5.5%.  Transaction account balances increased $62.2 million to $2.30 billion at March 31, 2020, while retail certificates of deposit increased $32.1 million, to $1.38 billion at March 31, 2020.  The increases in transaction accounts were primarily a result of increases in money market and NOW deposit accounts.  Retail certificates of deposit increased due to an increase in customer deposits in the CDARS reciprocal program. Customer deposits at March 31, 2020 and December 31, 2019, totaling $65.9 million and $35.3 million, respectively, were part of the CDARS program, which allows customers to maintain balances in an insured manner that would otherwise exceed the FDIC deposit insurance limit. Brokered deposits, including CDARS program purchased funds, were $496.2 million at March 31, 2020, an increase of $124.5 million from $371.7 million at December 31, 2019.

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

Federal Home Loan Bank Advances and Short-Term Borrowings.  The Company’s Federal Home Loan Bank advances were $-0- at both March 31, 2020 and December 31, 2019.  At March 31, 2020, there were also no overnight borrowings from the FHLBank.  At December 31, 2019, there were no borrowings from the FHLBank other than overnight advances, which are included in the short term borrowings category.

Short term borrowings and other interest-bearing liabilities decreased $226.9 million from $228.2 million at December 31, 2019 to $1.3 million at March 31, 2020.  The short term borrowings included overnight FHLBank borrowings of $-0- and $196.0 million at March 31, 2020 and December 31, 2019, respectively. The Company utilizes both overnight borrowings and short-term FHLBank advances depending on relative interest rates.

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

The current level and shape of the interest rate yield curve poses challenges for interest rate risk management. Prior to its increase of 0.25% on December 16, 2015, the FRB had last changed interest rates on December 16, 2008. This was the first rate increase since September 29, 2006.  The FRB also implemented rate change increases of 0.25% on eight additional occasions beginning December 14, 2016 and through December 31, 2018, with the Federal Funds rate reaching as high as 2.50%.  After December 2018, the FRB paused its rate increases and, in July, September and October 2019, implemented rate change decreases of 0.25% on each of those occasions. At December 31, 2019, the Federal Funds rate stood at 1.75%.  In response to the COVID-19 pandemic in the first quarter of 2020, the FRB decreased interest rates on two occasions in March 2020, a 0.50% decrease on March 3 and a 1.00% decrease on March 16. At March 31, 2020, the Federal Funds rate stood at 0.25%.  A substantial portion of Great Southern’s loan portfolio ($1.97 billion at March 31, 2020) is tied to the one-month or three-month LIBOR index and will be subject to adjustment at least once within 90 days after March 31, 2020.  Of these loans, $1.81 billion had interest rate floors.  Great Southern also has a portfolio of loans ($203 million at March 31, 2020) tied to a "prime rate" of interest and will adjust immediately with changes to the “prime rate” of interest.  A rate cut by the FRB generally would have an anticipated immediate negative impact on the Company’s net interest income due to the large total balance of loans tied to the one-month or three-month LIBOR index and will be subject to adjustment at least once within 90 days or loans which generally adjust immediately as the Federal Funds rate adjusts. Interest rate floors may at least partially mitigate the negative impact of interest rate decreases. Loans at their floor rates are, however, subject to the risk that borrowers will seek to refinance elsewhere at the lower market rate.  Because the Federal Funds rate is again very low, there may also be a negative impact on the Company's net interest income due to the Company's inability to significantly lower its funding costs in the current competitive rate environment, although interest rates on assets may decline further. Conversely, interest rate increases would normally result in increased interest rates on our LIBOR-based and prime-based loans.  As of March 31, 2020, Great Southern's interest rate risk models indicate that, generally, rising interest rates are expected to have a positive impact on the Company's net interest income, while declining interest rates are expected to have a negative impact on net interest income. We model various interest rate scenarios for rising and falling rates, including both parallel and non-parallel shifts in rates. The results of our modeling indicate that net interest income is not likely to be significantly affected either positively or negatively in the first twelve months following a rate change, regardless of any changes in interest rates, because our portfolios are relatively well-matched in a twelve-month horizon. In a situation where market interest rates decrease significantly in a short period of time, as they did in March 2020, our net interest margin decrease may be more pronounced in the very near term (first one to three months), due to fairly rapid decreases in LIBOR interest rates. In the subsequent months we expect that the net interest margin would stabilize and begin to improve, as renewal interest rates on maturing time deposits are expected to decrease compared to the current rates paid on those products. The effects of interest rate changes, if any, on net interest income are expected to be greater in the 12 to 36 months following rate changes.  During the latter half of 2019 and the three months ended March 31, 2020, we did experience some compression of our net interest margin percentage due to 2.25% of Federal Fund rate cuts during the nine month period of July 2019 through March 2020.  Margin compression primarily resulted from generally slower changing average interest rates on deposits and borrowings and lower yields on loans and other interest-earning assets.  LIBOR interest rates have recently decreased, putting pressure on loan yields, and strong pricing competition for loans and deposits remains in most of our markets.  For further discussion of the processes used to manage our exposure to interest rate risk, see “Item 3.  Quantitative and Qualitative Disclosures About Market Risk – How We Measure the Risks to Us Associated with Interest Rate Changes.”

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

Operating expenses consist primarily of salaries and employee benefits, occupancy-related expenses, expenses related to foreclosed assets, postage, FDIC deposit insurance, advertising and public relations, telephone, professional fees, office expenses and other general operating expenses.  Details of the current period changes in non-interest income and non-interest expense are provided in the “Results of Operations and Comparison for the Three Months Ended March 31, 2020 and 2019” section of this report.

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

The Economic Growth Act, among other matters, expands the definition of qualified mortgages which may be held by a financial institution and simplifies the regulatory capital rules for financial institutions and their holding companies with total consolidated assets of less than $10 billion by instructing the federal banking regulators to establish a single “Community Bank Leverage Ratio” of between 8 and 10 percent. Any qualifying depository institution or its holding company that exceeds the “Community Bank Leverage Ratio” will be considered to have met generally applicable leverage and risk-based regulatory capital requirements and any qualifying depository institution that exceeds the new ratio will be considered “well-capitalized” under the prompt corrective action rules. Effective January 1, 2020, the Community Bank Leverage Ratio was 9.0%. In April 2020, pursuant to the CARES Act, the federal bank regulatory agencies announced the issuance of two interim final rules, effective immediately, to provide temporary relief to community banking organizations.  Under the interim final rules, the Community Bank Leverage Ratio requirement is a minimum of 8% for the remainder of calendar year 2020, 8.5% for calendar year 2021, and 9% thereafter.  The Company and the Bank have chosen to not utilize the new Community Bank Leverage Ratio.

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

Business Initiatives

The Company’s retail online banking platform and mobile banking application are currently being upgraded to enhance customer functionality and convenience. The new platform and app are expected to be available to customers during the third quarter of 2020.

The banking center network continues to evolve. During the first quarter 2020, remodeling of the downtown office at 1900 Main in Parsons, Kansas, continued, which includes the addition of drive-thru banking lanes. Once completed the nearby drive-thru facility will be consolidated into the downtown office, leaving one location serving the Parsons market.

In early April 2020, the Company was notified by its landlord that the Great Southern banking centers located inside the Hy-Vee stores at 2900 Devils Glen Rd in Bettendorf, Iowa, and 2351 W. Locust St. in Davenport, Iowa, must permanently cease operations due to store infrastructure changes. These locations are currently closed due to the COVID-19 pandemic. Bank customers have been informed that the Hy-Vee banking centers will permanently close on July 17, 2020, with customer accounts transferring to nearby offices. After the July closures, Great Southern will operate three banking centers in the Quad Cities market area – two in Davenport and one in Bettendorf.

Comparison of Financial Condition at March 31, 2020 and December 31, 2019

During the three months ended March 31, 2020, the Company’s total assets increased by $57.9 million to $5.07 billion.  The increase was primarily attributable to an increase in loans receivable, available-for-sale investment securities, and cash equivalents.

Cash and cash equivalents were $240.5 million at March 31, 2020, an increase of $20.3 million, or 9.2%, from $220.2 million at December 31, 2019.

The Company's available-for-sale securities increased $21.6 million, or 5.8%, compared to December 31, 2019.  The increase was primarily due to the purchase of FNMA and GNMA fixed-rate multi-family mortgage-backed securities, partially offset by calls of municipal securities and normal monthly payments received related to the portfolio of mortgage-backed securities.  The available-for-sale securities portfolio was 7.8% and 7.5% of total assets at March 31, 2020 and December 31, 2019, respectively.

Net loans increased $41.1 million from December 31, 2019, to $4.20 billion at March 31, 2020.  Excluding FDIC-assisted acquired loans and mortgage loans held for sale, total gross loans (including the undisbursed portion of loans) increased $54.5 million, or 1.1%, from December 31, 2019 to March 31, 2020. This increase was primarily in other residential (multi-family) loans ($98.3 million), owner occupied one- to four-family residential loans ($37.8 million), and commercial real estate loans ($33.2 million).  These increases were partially offset by decreases in construction loans ($102.8 million) and consumer auto loans ($20.3 million).

Total liabilities increased $46.8 million, from $4.41 billion at December 31, 2019 to $4.46 billion at March 31, 2020.  The increase was primarily attributable to an increase in deposits and securities sold under reverse repurchase agreements, primarily offset by a decrease in short term borrowings.

Total deposits increased $218.8 million, or 5.5%, to $4.18 billion at March 31, 2020.  Transaction account balances increased $62.2 million to $2.30 billion at March 31, 2020, while retail certificates of deposit increased $32.1 million compared to December 31, 2019, to $1.38 billion at March 31, 2020.  The increase in transaction accounts was primarily a result of increases in money market and NOW deposit accounts.  Retail certificates of deposit increased due to an increase in customer deposits in the CDARS reciprocal program. Customer deposits at March 31, 2020 and December 31, 2019 totaling $65.9 million and $35.3 million, respectively, were part of the CDARS program, which allows customers to maintain balances in an insured manner that would otherwise exceed the FDIC deposit insurance limit. Brokered deposits, including CDARS program purchased funds, were $496.2 million at March 31, 2020, an increase of $124.5 million from $371.7 million at December 31, 2019.

The Company’s FHLBank advances were $-0- at both March 31, 2020 and December 31, 2019.  At December 31, 2019, there were no borrowings from the FHLBank other than overnight advances, which are included in the short term borrowings category.  There were no overnight advances outstanding at March 31, 2020.

Short term borrowings and other interest-bearing liabilities decreased $226.8 million from $228.2 million at December 31, 2019 to $1.3 million at March 31, 2020.  Short term borrowings at March 31, 2020 and December 31, 2019, included overnight FHLBank borrowings of $-0- million and $196.0 million, respectively. The Company utilizes both overnight borrowings and short term FHLBank advances depending on relative interest rates.

Securities sold under reverse repurchase agreements with customers increased $40.3 million from $84.2 million at December 31, 2019 to $124.5 million at March 31, 2020.  These balances fluctuate over time based on customer demand for this product.

Total stockholders' equity increased $11.2 million from $603.1 million at December 31, 2019 to $614.2 million at March 31, 2020.  The Company recorded net income of $14.9 million for the three months ended March 31, 2020.   Accumulated other comprehensive income increased $23.0 million due to increases in the fair value of available-for-sale investment securities and the termination value of the cash flow hedge.  In addition, total stockholders’ equity increased $535,000 due to stock option exercises. These increases were partially offset by dividends declared on common stock of $19.1 million and repurchases of the Company’s common stock totaling $8.1 million.

Results of Operations and Comparison for the Three Months Ended March 31, 2020 and 2019

General

Net income was $14.9 million for the three months ended March 31, 2020 compared to $17.6 million for the three months ended March 31, 2019.  This decrease of $2.7 million, or 15.6%, was primarily due to an increase in non-interest expense of $2.3 million, or 8.1%, and an increase in provision for loan losses of $1.9 million, or 98.5%, partially offset by a decrease in income tax expense of $1.2 million, or 31.2%, and an increase in net interest income of $333,000, or 0.75%.

Total Interest Income

Total interest income increased $116,000, or 0.2%, during the three months ended March 31, 2020 compared to the three months ended March 31, 2019.  The increase was due to a $542,000 increase in interest income on investments and other interest-earning assets partially offset by a decrease in interest income on loans of $426,000.  Interest income on loans decreased for the three months ended March 31, 2020 compared to the same period in 2019, due to lower average rates of interest on loans, partially offset by higher average balances.  Interest income from investment securities and other interest-earning assets increased during the three months ended March 31, 2020 compared to the same period in 2019 primarily due to higher average balances of investment securities, partially offset by lower average rates of interest.

Interest Income – Loans

During the three months ended March 31, 2020 compared to the three months ended March 31, 2019, interest income on loans decreased $2.6 million as a result of lower average interest rates on loans.  The average yield on loans decreased from 5.42% during the three months ended March 31, 2019, to 5.15% during the three months ended March 31, 2020.  This decrease was primarily due to decreased yields in most loan categories as a result of decreased LIBOR and Federal Funds interest rates.  Interest income on loans increased $2.1 million as the result of higher average loan balances, which increased from $4.08 billion during the three months ended March 31, 2019, to $4.23 billion during the three months ended March 31, 2020.  The higher average balances were primarily due to organic loan growth in commercial real estate loans, other residential (multi-family), and one- to four-family residential loans, partially offset by decreases in outstanding construction and consumer loans.

On an on-going basis, the Company has estimated the cash flows expected to be collected from the acquired loan pools. For each of the loan portfolios acquired, the cash flow estimates have increased, based on the payment histories and the collection of certain loans, thereby reducing loss expectations of certain loan pools, resulting in adjustments to be spread on a level-yield basis over the remaining expected lives of the loan pools.  For the three months ended March 31, 2020 and 2019, the adjustments increased interest income by $1.9 million and $1.5 million, respectively.

As of March 31, 2020, the remaining accretable yield adjustment that will affect interest income was $5.7 million.  Of the remaining adjustments affecting interest income, we expect to recognize $3.7 million of interest income during the remainder of 2020.  Apart from the yield accretion, the average yield on loans was 4.97% during the three months ended March 31, 2020, compared to 5.27% during the three months ended March 31, 2019, as a result of lower current market rates on adjustable rate loans and new loans originated during the year.

In October 2018, the Company entered into an interest rate swap transaction as part of its ongoing interest rate management strategies to hedge the risk of its floating rate loans.  The notional amount of the swap was $400 million with a contractual termination date in October 2025.  Under the terms of the swap, the Company received a fixed rate of interest of 3.018% and paid a floating rate of interest equal to one-month USD-LIBOR.  The floating rate reset monthly and net settlements of interest due to/from the counterparty also occurred monthly.  To the extent that the fixed rate exceeded one-month USD-LIBOR, the Company received net interest settlements, which were recorded as interest income on loans.  If one-month USD-LIBOR exceeded the fixed rate of interest, the Company was required to pay net settlements to the counterparty and record those net payments as a reduction of interest income on loans.  The Company recorded loan interest income related to this swap transaction of $1.6 million and $513,000 in the three months ended March 31, 2020 and 2019, respectively.

On March 2, 2020, the Company and its swap counterparty mutually agreed to terminate the swap, effective immediately.  The Company received a payment of $45.9 million, including accrued but unpaid interest, from its swap counterparty as a result of this termination.  This $45.9 million, less the accrued interest portion and net of deferred income taxes, is reflected in the Company’s stockholders’ equity as Accumulated Other Comprehensive Income and a portion of it will be accreted to interest income on loans monthly through the original contractual termination date of October 6, 2025.  This will have the effect of reducing Accumulated Other Comprehensive Income and increasing Net Interest Income and Retained Earnings over the period. In future quarterly periods, the Company expects to record loan interest income related to this swap transaction of approximately $2.0 million, based on the termination value of the swap.

Interest Income – Investments and Other Interest-earning Assets

Interest income on investments increased in the three months ended March 31, 2020 compared to the three months ended March 31, 2019.  Interest income increased $871,000 as a result of an increase in average balances from $278.5 million during the three months ended March 31, 2019, to $385.0 million during the three months ended March 31, 2020.  Average balances of securities increased primarily due to purchases of agency multi-family mortgage-backed securities which have a fixed rate of interest with expected lives of six to twelve years.  These purchased securities fit with the Company’s current asset/liability management strategies. Interest income did not change significantly due to a change in average interest rates between the two periods.

Interest income on other interest-earning assets decreased in the three months ended March 31, 2020 compared to the three months ended March 31, 2019.  Interest income decreased $290,000, primarily as a result of the decrease in average interest rates to 1.16% during the three months ended March 31, 2020 compared to 2.37% during the three months ended March 31, 2019.  Market interest rates earned on balances held at the Federal Reserve Bank were significantly lower in the 2020 period due to significant reductions in the federal funds rate of interest.

Total Interest Expense

Total interest expense decreased $217,000, or 1.7%, during the three months ended March 31, 2020, when compared with the three months ended March 31, 2019, due to a decrease in interest expense on short-term borrowings and repurchase agreements of $273,000, or 29.6%, and a decrease in interest expense on subordinated notes of $51,000, or 19.1%, partially offset by an increase in interest expense on deposits of $107,000, or 1.0%.

Interest Expense – Deposits

Interest expense on demand deposits increased $219,000 due to average rates of interest that increased from 0.49% in the three months ended March 31, 2019 to 0.54% in the three months ended March 31, 2020.  Along with that increase, interest expense on demand deposits increased $135,000, due to an increase in average balances from $1.47 billion during the three months ended March 31, 2019 to $1.58 billion during the three months ended March 31, 2020.  The Company experienced increased balances in money market accounts and certain types of NOW accounts.

Interest expense on time deposits decreased $476,000 as a result of a decrease in average rates of interest from 2.11% during the three months ended March 31, 2019, to 1.99% during the three months ended March 31, 2020.  Interest expense on time deposits increased $229,000 due to an increase in average balances of time deposits from $1.67 billion during the three months ended March 31, 2019 to $1.71 billion in the three months ended March 31, 2020.

A large portion of the Company’s certificate of deposit portfolio matures within six to eighteen months and therefore reprices fairly quickly; this is consistent with the portfolio over the past several years.  Older certificates of deposit that renewed or were replaced with new deposits generally resulted in the Company paying a lower rate of interest due to market interest rate decreases during 2019 and the beginning of 2020.  In the three months ended March 31, 2020, the increase in average balances of time deposits was a result of increases in both retail customer time deposits obtained through on-line channels and brokered deposits added through the CDARS program purchased funds.

Interest Expense – FHLBank Advances, Short-term Borrowings and Repurchase Agreements, Subordinated Debentures Issued to Capital Trusts and Subordinated Notes

FHLBank advances were not utilized during the three months ended March 31, 2020 and 2019.  Overnight borrowings from the FHLBank were utilized during the three months ended March 31, 2019 and are included in short-term borrowings.

Interest expense on short-term borrowings and repurchase agreements decreased $297,000 due to a decrease in average rates from 1.45% in the three months ended March 31, 2019 to 0.99% in the three months ended March 31, 2020.  The decrease was due to a decrease in market interest rates during the period and the lower interest rate charged on overnight FHLBank borrowings.  Interest expense on short-term borrowings and repurchase agreements increased $24,000 due to an increase in average balances from $258.2 million during the three months ended March 31, 2019 to $265.1 million during the three months ended March 31, 2020, which was primarily due to changes in the Company’s funding needs and the mix of funding, which can fluctuate.

During the three months ended March 31, 2020, compared to the three months ended March 31, 2019, interest expense on subordinated debentures issued to capital trusts decreased $51,000 due to lower average interest rates.  The average interest rate was 4.20% in the three months ended March 31, 2019 compared to 3.37% in the three months ended March 31, 2020.  The subordinated debentures are variable-rate debentures which bear interest at an average rate of three-month LIBOR plus 1.60%, adjusting quarterly, which was 3.36% at March 31, 2020.  There was no change in the average balance of the subordinated debentures between the 2020 and the 2019 periods.

In August 2016, the Company issued $75 million of 5.25% fixed-to-floating rate subordinated notes due August 15, 2026.  The notes were sold at par, resulting in net proceeds, after underwriting discounts and commissions and other issuance costs, of approximately $73.5 million.  These issuance costs are amortized over the expected life of the notes, which is five years from the issuance date, and therefore impact the overall interest expense on the notes.  Interest expense on the subordinated notes for the three months ended March 31, 2020 was unchanged compared to the three months ended March 31, 2019.

Net Interest Income

Net interest income for the three months ended March 31, 2020 increased $333,000 to $44.9 million compared to $44.6 million for the three months ended March 31, 2019.  Net interest margin was 3.84% in the three months ended March 31, 2020, compared to 4.06% in the three months ended March 31, 2019, a decrease of 22 basis points, or 5.4%.  In both three month periods, the Company’s net interest income and margin were positively impacted by the increases in expected cash flows from the FDIC-assisted acquired loan pools and the resulting increase to accretable yield, which were previously discussed in Note 7 of the Notes to Consolidated Financial Statements.  The positive impact of these changes in the three months ended March 31, 2020 and 2019 were increases in interest income of $1.9 million and $1.5 million, respectively, and increases in net interest margin of 16 basis points and 13 basis points, respectively.  Excluding the positive impact of the additional yield accretion, in the three months ended March 31, 2020, net interest margin decreased 25 basis points when compared to the year-ago three month period.  The decrease was primarily due to lower market interest rates, which caused lower LIBOR interest rates and generally resulted in lower yields on loans and lower yields on other interest-earning assets. .

The Company's overall average interest rate spread decreased 21 basis points, or 5.6%, from 3.75% during the three months ended March 31, 2019 to 3.54% during the three months ended March 31, 2020.  The decrease was due to a 30 basis point decrease in the weighted average rate paid on interest-earning assets, partially offset by a nine basis point decrease in the weighted average yield on interest-bearing liabilities. In comparing the two periods, the yield on loans decreased 27 basis points, the yield on investment securities decreased six basis points and the yield on other interest-earning assets decreased 121 basis points. The rate paid on deposits decreased six basis points, the rate paid on short-term borrowings and repurchase agreements decreased 46 basis points, the rate paid on subordinated debentures issued to capital trusts decreased 83 basis points, and the rate paid on subordinated notes decreased eight basis points.

For additional information on net interest income components, refer to the "Average Balances, Interest Rates and Yields" tables in this Quarterly Report on Form 10-Q.

Provision for Loan Losses and Allowance for Loan Losses

In the first quarter of 2020, pursuant to the recently-enacted CARES Act and guidance from the SEC and FASB, we elected to delay adoption of the new accounting standard (CECL) related to accounting for credit losses.  Our first quarter financial statements are prepared under the existing incurred loss methodology standard for accounting for loan losses.

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

Worsening economic conditions from the COVID-19 pandemic have led and may continue to lead, and higher inflation or interest rates or other factors may lead, to increased losses in the portfolio and/or requirements for an increase in loan loss provision expense. Management maintains various controls in an attempt to limit future losses, such as a watch list of possible problem loans, documented loan administration policies and loan review staff to review the quality and anticipated collectability of the portfolio. Additional procedures provide for frequent management review of the loan portfolio based on loan size, loan type, delinquencies, financial analysis, on-going correspondence with borrowers and problem loan work-outs. Management determines which loans are potentially uncollectible, or represent a greater risk of loss, and makes additional provisions to expense, if necessary, to maintain the allowance at a satisfactory level.

The provision for loan losses for the quarter ended March 31, 2020 was $3.9 million compared with $2.0 million for the quarter ended March 31, 2019.  Total net charge-offs were $237,000 and $1.7 million for the three months ended March 31, 2020 and 2019, respectively.  During the quarter ended March 31, 2020, $203,000 of the $237,000 of net charge-offs were in the consumer auto category. We have seen and expect to continue to see rapid reductions in the automobile loan outstanding balance as we determined in February 2019 to cease providing indirect lending services to automobile dealerships.  At March 31, 2020, indirect automobile loans totaled approximately $90 million.  We expect this balance will be largely paid off in the next two years. General market conditions and unique circumstances related to individual borrowers and projects contributed to the level of provisions and charge-offs.  Collateral and repayment evaluations of all assets categorized as potential problem loans, non-performing loans or foreclosed assets were completed with corresponding charge-offs or reserve allocations made as appropriate.

All FDIC-acquired loans were grouped into pools based on common characteristics and were recorded at their estimated fair values, which incorporated estimated credit losses at the acquisition date.  These loan pools have been systematically reviewed by the Company to determine the risk of losses that may exceed those identified at the time of the acquisition.  Techniques used in determining risk of loss are similar to those used to determine the risk of loss for the legacy Great Southern Bank portfolio, with most focus being placed on those loan pools which include the larger loan relationships and those loan pools which exhibit higher risk characteristics.  Review of the acquired loan portfolio also includes review of financial information, collateral valuations and customer interaction to determine if additional reserves are warranted.

The Bank’s allowance for loan losses as a percentage of total loans, excluding FDIC-assisted acquired loans, was 1.06% and 1.00% at March 31, 2020 and December 31, 2019, respectively.  Management considers the allowance for loan losses adequate to cover losses inherent in the Bank’s loan portfolio at March 31, 2020, based on recent reviews of the Bank’s loan portfolio and current economic conditions. If economic conditions were to deteriorate further or management’s assessment of the loan portfolio were to change, it is expected that additional loan loss provisions would be required, thereby adversely affecting the Company’s future results of operations and financial condition.

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

Non-performing assets, excluding all FDIC-assisted acquired assets, at March 31, 2020 were $8.1 million, a decrease of $119,000 from $8.2 million at December 31, 2019.  Non-performing assets, excluding all FDIC-assisted acquired assets, as a percentage of total assets were 0.16% at both March 31, 2020 and December 31, 2019.

Compared to December 31, 2019, non-performing loans increased $760,000 to $5.3 million at March 31, 2020, and foreclosed assets decreased $879,000 to $2.8 million at March 31, 2020.  Non-performing one- to four-family residential loans comprised $2.3 million, or 43.5%, of the total non-performing loans at March 31, 2020, an increase of $822,000 from December 31, 2019. Non-performing commercial business loans comprised $1.2 million, or 22.7%, of the total non-performing loans at March 31, 2020, a decrease of $36,000 from December 31, 2019.  Non-performing consumer loans comprised $1.0 million, or 19.8%, of the total non-performing loans at March 31, 2020, a decrease of $131,000 from December 31, 2019.  Non-performing commercial real estate loans comprised $737,000, or 14.0%, of the total non-performing loans at March 31, 2020, an increase of $105,000 from December 31, 2019.

Non-performing Loans.  Activity in the non-performing loans category during the three months ended March 31, 2020 was as follows:

	Beginning Balance, January 1	Additions to Non- Performing	Removed from Non- Performing	Transfers to Potential Problem Loans	Transfers to Foreclosed Assets and Repossessions	Charge- Offs	Payments	Ending Balance, March 31
	(In Thousands)
One- to four-family construction	$—	$—	$—	$—	$—	$—	$—	$—
Subdivision construction	—	—	—	—	—	—	—	—
Land development	—	—	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—	—	—
One- to four-family residential	1,477	961	—	—	—	—	(139)	2,299
Other residential	—	—	—	—	—	—	—	—
Commercial real estate	632	107	—	—	—	—	(2)	737
Commercial business	1,235	—	—	—	—	—	(36)	1,199
Consumer	1,175	189	—	—	(58)	(123)	(139)	1,044

Total	$4,519	$1,257	$—	$—	$(58)	$(123)	$(316)	$5,279

At March 31, 2020, the non-performing commercial business category included three loans, none of which were added during 2020.  The largest relationship in this category, which was added during 2018, totaled $1.0 million, or 87.0% of the total category.  This relationship is collateralized by an assignment of an interest in a real estate project.  The non-performing one- to four-family residential category included 31 loans, ten of which were added during the three months ended March 31, 2020.  The largest relationship in the category totaled $276,000, or 12.5% of the total category.  The non-performing commercial real estate category included three loans, none of which was added during the three months ended March 31, 2020.  The largest relationship in the category totaled $530,000, or 71.9% of the total category.  This balance is primarily related to a multi-tenant building in Arkansas.  The non-performing consumer category included 102 loans, 21 of which were added during the three months ended March 31, 2020, and the majority of which are indirect used automobile loans.

Potential Problem Loans.  Compared to December 31, 2019, potential problem loans decreased $197,000, or 4.5%, to $4.2 million at March 31, 2020.  This decrease was primarily due to payments of $192,000 on potential problem loans, $119,000 in loans transferred to non-performing loans, $21,000 in loans transferred to foreclosed assets and repossessions, and $47,000 in loan write-downs, partially offset by $182,000 in loans added to potential problem loans. Potential problem loans are loans which management has identified through routine internal review procedures as having possible credit problems that may cause the borrowers difficulty in complying with the current repayment terms.  These loans are not reflected in non-performing assets, but are considered in determining the adequacy of the allowance for loan losses.

Due to the deteriorating economic conditions from COVID-19, it is possible that we could experience an increase in potential problem loans in the remainder of 2020.  As noted, we experienced an increased level of loan modifications in late March and early April 2020.  In accordance with guidance from the banking regulatory agencies, we made certain short-term modifications to loan terms to help our customers navigate through the current pandemic situation.  Although these loan modifications were made, they did not result in these loans being classified as troubled debt restructurings, potential problem loans or non-performing loans.  If more severe or lengthier negative impacts of the COVID-19 pandemic occur or the effects of the SBA loan programs and other loan and stimulus programs don’t allow for companies and individuals to completely recover financially, this could result in longer-term modifications, additional potential problem loans and/or additional non-performing loans.  This could in turn require further actions on our part, including additions to the allowance for loan losses.

Activity in the potential problem loans category during the three months ended March 31, 2020, was as follows:

	Beginning Balance, January 1	Additions to Potential Problem	Removed from Potential Problem	Transfers to Non- Performing	Transfers to Foreclosed Assets and Repossessions	Charge- Offs	Payments	Ending Balance, March 31
	(In Thousands)
One- to four-family construction	$—	$—	$—	$—	$—	$—	$—	$—
Subdivision construction	—	—	—	—	—	—	—	—
Land development	—	—	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—	—	—
One- to four-family residential	791	—	—	(83)	—	—	(118)	590
Other residential	—	—	—	—	—	—	—	—
Commercial real estate	3,078	—	—	—	—	—	(11)	3,067
Commercial business	—	—	—	—	—	—	—	—
Consumer	512	182	—	(36)	(21)	(47)	(63)	527

Total	$4,381	$182	$—	$(119)	$(21)	$(47)	$(192)	$4,184

At March 31, 2020, the commercial real estate category of potential problem loans included two loans, neither of which was added during 2020.  The largest relationship in this category (added during 2018), which totaled $1.8 million, or 59.9% of the total category, is collateralized by a mixed use commercial retail building.  Payments were current on this relationship at March 31, 2020. The other relationship in the category (added during 2019), which totaled $1.2 million, or 40.1% of the total category, is collateralized by a commercial retail building.  Payments were current at March 31, 2020. The one- to four-family residential category of potential problem loans included 14 loans, none of which were added during the three months ended March 31, 2020. The consumer category of potential problem loans included 60 loans, 21 of which were added during the three months ended March 31, 2020.

Other Real Estate Owned and Repossessions.  Of the total $5.0 million of other real estate owned and repossessions at March 31, 2020, $1.3 million represents the fair value of foreclosed and repossessed assets related to loans acquired in FDIC-assisted transactions and $860,000 represents properties which were not acquired through foreclosure. The foreclosed and other assets acquired in the FDIC-assisted transactions and the properties not acquired through foreclosure are not included in the following table and discussion of other real estate owned and repossessions.

Activity in other real estate owned and repossessions during the three months ended March 31, 2020, was as follows:

	Beginning Balance, January 1	Additions	Sales	Capitalized Costs	Write- Downs	Ending Balance, March 31
	(In Thousands)
One- to four-family construction	$—	$—	$—	$—	$—	$—
Subdivision construction	689	—	(195)	126	(10)	610
Land development	1,816	—	(315)	—	(143)	1,358
Commercial construction	—	—	—	—	—	—
One- to four-family residential	601	—	(310)	—	—	291
Other residential	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—
Consumer	545	511	(543)	—	—	513

Total	$3,651	$511	$(1,363)	$126	$(153)	$2,772

At March 31, 2020, the land development category of foreclosed assets included three properties, the largest of which was located in the Branson, Mo. area and had a balance of $768,000, or 56.5% of the total category.  Of the total dollar amount in the land development category of foreclosed assets, 60.2% was located in the Branson, Mo. area, including the largest property previously mentioned. A portion of a land development property located in the Branson, Mo. area was sold during the three months ending March 31, 2020 for $315,000, which resulted in a write-down of $143,000.  The subdivision construction category of foreclosed assets included two properties, the largest of which was located in the Branson, Mo. area and had a balance of $350,000, or 57.4% of the total category. All of the properties in the subdivision construction category of foreclosed assets are located in the Branson, Mo. area.  One property in the Branson, Mo. area was sold during the three months ended March 31, 2020, which reduced the foreclosed assets balance by $69,000.  The one- to four-family residential category of foreclosed assets included one property with a balance of $291,000 in Springfield, Mo.  A one- to four-family residential property located in Lake Ozark, Mo. was sold during the three months ended March 31, 2020 for $380,000, resulting in a gain of $70,000.  The amount of additions and sales in the consumer loans category are due to the volume of repossessions of automobiles, which generally are subject to a shorter repossession process.  The Company experienced increased levels of delinquencies and repossessions in indirect and used automobile loans throughout 2016 and 2017.  The level of delinquencies and repossessions in indirect and used automobile loans generally decreased in 2018 through 2020.

Non-interest Income

For the three months ended March 31, 2020, non-interest income decreased $83,000 to $7.4 million when compared to the three months ended March 31, 2019, primarily as a result of the following items:

Gain (loss) on derivative interest rate products:  The net loss on derivative interest rate products increased $382,000 compared to the net loss in the prior year period. In the 2020 period, the Company recognized a $407,000 decrease in the net fair value related to interest rate swaps in the Company’s back-to-back swap program with loan customers and swap counterparties.  As market interest rates fall this generally decreases the net fair value of these back-to-back swaps.  This is a non-cash item as there was no required settlement of this amount between the Company and its swap counterparties.

Service charges and ATM fees:  Service charges and ATM fees decreased $200,000 compared to the prior year period primarily related to additional expenses netted into ATM fee income during the conversion to a new debit card processing system.  This conversion was completed in the first quarter of 2020.

Net gains on loan sales:  Net gains on loan sales increased $342,000 compared to the prior year period.  The increase was due to an increase in originations of fixed-rate loans during the 2020 period compared to the 2019 period.  Fixed rate single-family mortgage loans originated are generally subsequently sold in the secondary market.

Other income:  Other income increased $226,000 compared to the prior year period. In the 2020 period, the Company recognized approximately $486,000 of fee income related to newly-originated interest rate swaps in the Company’s back-to-back swap program with loan customers and swap counterparties.  The Company also recognized approximately $441,000 in income related to the exit of certain tax credit partnerships during the three months ended March 31, 2020. In the 2019 period, the Company recognized gains totaling $677,000 from the sale of, or recovery of, receivables and assets that were acquired several years prior in FDIC-assisted transactions.

Non-interest Expense

For the three months ended March 31, 2020, non-interest expense increased $2.3 million to $30.8 million when compared to the three months ended March 31, 2019, primarily as a result of the following items:

Salaries and employee benefits:  Salaries and employee benefits increased $2.5 million from the prior year period.  The increase was primarily due to annual employee compensation merit increases and increased incentives in lending and operations areas. Additionally, in March 2020, the Company approved a special cash bonus to all employees totaling $1.1 million in response to the COVID-19 pandemic. This bonus was paid in April 2020.

Net occupancy expense:  Net occupancy expense increased $365,000 compared to the prior year period.  This was primarily related to increased depreciation on new ATM/ITMs and ATM operating software upgrades implemented during the fourth quarter of 2019.

Other operating expenses: Other operating expenses increased $12,000 from the prior year period. In response to the COVID-19 pandemic, the Company made contributions of $234,000 during the current year period to various organizations that assist the communities the Company serves. This was partially offset by a decrease of $178,000 in losses recognized during the three months ended March 31, 2019 that were not repeated during the three months ended March 31, 2020.

Insurance:  Insurance expense decreased $284,000 compared to the prior year period. This decrease was primarily due to a decrease in FDIC deposit insurance premiums.  The Bank has a credit with the FDIC for a portion of premiums previously paid to the deposit insurance fund. The deposit insurance fund balance was sufficient to result in no premium being due for the three months ended March 31, 2020. We expect the remaining credit to offset a portion of the deposit insurance premium due for the three months ending June 30, 2020.

The Company’s efficiency ratio for the three months ended March 31, 2020, was 58.91% compared to 54.74% for the same period in 2019.  The higher efficiency ratio in the 2020 three-month period was primarily due to an increase in non-interest expense.  The Company’s ratio of non-interest expense to average assets was 2.48% for the three months ended March 31, 2020, compared to 2.41% for the three months ended March 31, 2019.  The increase in the current three-month ratio was primarily due to an increase in non-interest expense, partially offset by an increase in average assets.  Average assets for the three months ended March 31, 2020, increased $239.3 million, or 5.1%, from the three months ended March 31, 2019, primarily due to increases in loans receivable and investment securities.

Provision for Income Taxes

For the three months ended March 31, 2020 and 2019, the Company's effective tax rate was 15.6% and 18.5%, respectively.  These effective rates were lower than the statutory federal tax rate of 21%, due primarily to the utilization of certain investment tax credits and to tax-exempt investments and tax-exempt loans, which reduced the Company’s effective tax rate.  The Company’s effective tax rate may fluctuate in future periods as it is impacted by the level and timing of the Company’s utilization of tax credits and the level of tax-exempt investments and loans and the overall level of pre-tax income.  The Company's effective income tax rate is currently expected to continue to be less than the statutory rate due primarily to the factors noted above. The Company currently expects its effective tax rate (combined federal and state) to be approximately 16.0% to 17.5% in 2020 and future years.

Average Balances, Interest Rates and Yields

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. Average balances of loans receivable include the average balances of non-accrual loans for each period. Interest income on loans includes interest received on non-accrual loans on a cash basis.  Interest income on loans includes the amortization of net loan fees which were deferred in accordance with accounting standards.  Net fees included in interest income were $1.1 million and $1.0 million for the three months ended March 31, 2020 and 2019, respectively.  Tax-exempt income was not calculated on a tax equivalent basis. The table does not reflect any effect of income taxes.

	March 31, 2020(2)	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable:
One- to four-family residential	3.94%	$603,872	$7,138	4.75%	$497,129	$6,388	5.21%
Other residential	4.79	826,431	10,755	5.23	811,084	10,990	5.50
Commercial real estate	4.65	1,489,790	18,581	5.02	1,387,423	17,696	5.17
Construction	4.98	709,974	9,722	5.51	667,625	10,173	6.18
Commercial business	4.55	269,160	3,192	4.77	264,179	3,392	5.21
Other loans	5.41	317,437	4,533	5.74	436,979	5,704	5.29
Industrial revenue bonds(1)	4.57	10,274	209	8.17	15,205	213	5.68

Total loans receivable	4.77	4,226,938	54,130	5.15	4,079,624	54,556	5.42

Investment securities(1)	3.16	385,003	3,083	3.22	278,536	2,251	3.28
Other interest-earning assets	0.24	90,122	261	1.16	94,374	551	2.37

Total interest-earning assets	4.49	4,702,063	57,474	4.92	4,452,534	57,358	5.22
Non-interest-earning assets:
Cash and cash equivalents		90,780			90,804
Other non-earning assets		170,673			180,876
Total assets		$4,963,516			$4,724,214

Interest-bearing liabilities:
Interest-bearing demand and savings	0.48	$1,575,511	2,117	0.54	$1,472,959	1,763	0.49
Time deposits	1.74	1,712,901	8,460	1.99	1,672,677	8,707	2.11
Total deposits	1.15	3,288,412	10,577	1.29	3,145,636	10,470	1.35
Short-term borrowings, repurchase agreements and other interest-bearing liabilities	0.03	265,054	649	0.99	258,183	922	1.45
Subordinated debentures issued to capital trusts	3.36	25,774	216	3.37	25,774	267	4.20
Subordinated notes	5.88	74,335	1,094	5.92	73,900	1,094	6.00

Total interest-bearing liabilities	1.23	3,653,575	12,536	1.38	3,503,493	12,753	1.47
Non-interest-bearing liabilities:
Demand deposits		675,984			658,409
Other liabilities		34,946			25,467
Total liabilities		4,364,505			4,187,369
Stockholders’ equity		599,011			536,845
Total liabilities and stockholders’ equity		$4,963,516			$4,724,214

Net interest income:
Interest rate spread	3.26%		$44,938	3.54%		$44,605	3.75%
Net interest margin*				3.84%			4.06%
Average interest-earning assets to average interest- bearing liabilities		128.7%			127.1%

*	Defined as the Company’s net interest income divided by total average interest-earning assets.
(1)

Of the total average balances of investment securities, average tax-exempt investment securities were $32.6 million and $47.9 million for the three months ended March 31, 2020 and 2019, respectively. In addition, average tax-exempt loans and industrial revenue bonds were $21.0 million and $21.7 million for the three months ended March 31, 2020 and 2019, respectively. Interest income on tax-exempt assets included in this table was $524,000 and $636,000 for the three months ended March 31, 2020 and 2019, respectively. Interest income net of disallowed interest expense related to tax-exempt assets was $478,000 and $575,000 for the three months ended March 31, 2020 and 2019, respectively.

(2)

The yield on loans at March 31, 2020 does not include the impact of the accretable yield (income) on loans acquired in the FDIC-assisted transactions.  See “Net Interest Income” for a discussion of the effect on results of operations for the three months ended March 31, 2020.

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

	Three Months Ended March 31,
	2020 vs. 2019
	Increase (Decrease)		Total
	Due to		Increase
	Rate	Volume	(Decrease)
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable	$(2,561)	$2,135	$(426)
Investment securities	(39)	871	832
Other interest-earning assets	(263)	(27)	(290)
Total interest-earning assets	(2,863)	2,979	116
Interest-bearing liabilities:
Demand deposits	219	135	354
Time deposits	(476)	229	(247)
Total deposits	(257)	364	107
Short-term borrowings	(297)	24	(273)
Subordinated debentures issued to capital trust	(51)	—	(51)
Subordinated notes	(9)	9	—
Total interest-bearing liabilities	(614)	397	(217)
Net interest income	$(2,249)	$2,582	$333

Liquidity

Liquidity is a measure of the Company's ability to generate sufficient cash to meet present and future financial obligations in a timely manner through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. These obligations include the credit needs of customers, funding deposit withdrawals, and the day-to-day operations of the Company. Liquid assets include cash, interest-bearing deposits with financial institutions and certain investment securities and loans. As a result of the Company’s management of the ability to generate liquidity primarily through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors' requirements and meet its borrowers’ credit needs. At March 31, 2020, the Company had commitments of approximately $237.1 million to fund loan originations, $1.16 billion of unused lines of credit and unadvanced loans, and $20.4 million of outstanding letters of credit.

Loan commitments and the unfunded portion of loans at the dates indicated were as follows (in thousands):

	March 31, 2020	December 31, 2019	December 31, 2018	December 31, 2017	December 31, 2016
Closed non-construction loans with unused available lines
Secured by real estate (one- to four-family)	$156,381	$155,831	$150,948	$133,587	$123,433
Secured by real estate (not one- to four-family)	16,832	19,512	11,063	10,836	26,062
Not secured by real estate - commercial business	79,117	83,782	87,480	113,317	79,937

Closed construction loans with unused available lines
Secured by real estate (one-to four-family)	50,101	48,213	37,162	20,919	10,047
Secured by real estate (not one-to four-family)	809,436	798,810	906,006	718,277	542,326

Loan Commitments not closed
Secured by real estate (one-to four-family)	141,432	69,295	24,253	23,340	15,884
Secured by real estate (not one-to four-family)	95,652	92,434	104,871	156,658	119,126
Not secured by real estate - commercial business	—	—	405	4,870	7,022

	$1,348,951	$1,267,877	$1,322,188	$1,181,804	$923,837

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

At March 31, 2020, the Company had these available secured lines and on-balance sheet liquidity:

Federal Home Loan Bank line	$ 1,027.1 million
Federal Reserve Bank line	$ 368.0 million
Cash and cash equivalents	$ 240.5 million
Unpledged securities	$ 249.8 million

Statements of Cash Flows. During both the three months ended March 31, 2020 and the three months ended March 31, 2019, the Company had positive cash flows from operating activities, negative cash flows from investing activities and positive cash flows from financing activities.

Cash flows from operating activities for the periods covered by the Statements of Cash Flows have been primarily related to changes in accrued and deferred assets, credits and other liabilities, the provision for loan losses, depreciation and amortization, realized gains on sales of loans and the amortization of deferred loan origination fees and discounts (premiums) on loans and investments, all of which are non-cash or non-operating adjustments to operating cash flows. Net income adjusted for non-cash and non-operating items and the origination and sale of loans held for sale were the primary source of cash flows from operating activities. Operating activities provided cash flows of $17.7 million and $29.8 million during the three months ended March 31, 2020 and 2019, respectively.

During the three months ended March 31, 2020, investing activities used cash of $4.3 million, primarily due to the net origination of loans, the purchase of investment securities and the purchase of equipment, partially offset by cash proceeds from the termination of interest rate derivatives, the sale of other real estate owned and payments received on investment securities. Investing activities in the 2019 period used cash of $88.2 million, primarily due to the purchase of loans and the net origination of loans, the purchase of investment securities and the purchase of equipment, partially offset by the sale of other real estate owned, the sale of investment securities and payments received on investment securities.

Changes in cash flows from financing activities during the periods covered by the Statements of Cash Flows are due to changes in deposits after interest credited, changes in FHLBank advances and changes in short-term borrowings, as well as advances from borrowers for taxes and insurance, dividend payments to stockholders, purchases of the Company’s common stock and the exercise of common stock options.  Financing activities provided cash of $7.0 million and $61.8 million during the three months ended March 31, 2020 and 2019, respectively.  In the 2020 three-month period, financing activities provided cash primarily as a result of net increases in checking account balances and certificates of deposit, partially offset by decreases in short-term borrowings, dividends paid to stockholders and the purchase of the Company’s common stock.   In the 2019 three-month period, financing activities provided cash primarily as a result of net increases in checking account balances and certificates of deposit, partially offset by decreases in short-term borrowings and dividends paid to stockholders.

Capital Resources

Management continuously reviews the capital position of the Company and the Bank to ensure compliance with minimum regulatory requirements, as well as to explore ways to increase capital either by retained earnings or other means.

At March 31, 2020, the Company's total stockholders' equity and common stockholders’ equity were each $614.2 million, or 12.1% of total assets, equivalent to a book value of $43.61 per common share. As of December 31, 2019, total stockholders’ equity and common stockholders’ equity were each $603.1 million, or 12.0% of total assets, equivalent to a book value of $42.29 per common share.  At March 31, 2020, the Company’s tangible common equity to tangible assets ratio was 12.0%, compared to 11.9% at December 31, 2019 (See Non-GAAP Financial Measures below).

Included in stockholders’ equity at March 31, 2020 and December 31, 2019, were unrealized gains (net of taxes) on the Company’s available-for-sale investment securities totaling $20.6 million and $9.0 million, respectively.  This increase in unrealized gains primarily resulted from lower market interest rates which increased the fair value of the investment securities.

Also included in stockholders’ equity at March 31, 2020, were realized gains (net of taxes) on the Company’s cash flow hedge (interest rate swap), which was terminated in March 2020, totaling $34.6 million.  This amount, plus associated deferred taxes, is expected to be accreted to interest income over the remaining term of the original interest rate swap contract, which was to end in October 2025.  At March 31, 2020, the remaining pre-tax amount to be recorded in interest income was $44.8 million.  The net effect on total stockholders’ equity over time will be no impact as the reduction of this realized gain will be offset by an increase in retained earnings (as the interest income flows through pre-tax income).

Banks are required to maintain minimum risk-based capital ratios. These ratios compare capital, as defined by the risk-based regulations, to assets adjusted for their relative risk as defined by the regulations. Under current guidelines banks must have a minimum common equity Tier 1 capital ratio of 4.50%, a minimum Tier 1 risk-based capital ratio of 6.00%, a minimum total risk-based capital ratio of 8.00%, and a minimum Tier 1 leverage ratio of 4.00%. To be considered "well capitalized," banks must have a minimum common equity Tier 1 capital ratio of 6.50%, a minimum Tier 1 risk-based capital ratio of 8.00%, a minimum total risk-based capital ratio of 10.00%, and a minimum Tier 1 leverage ratio of 5.00%. On March 31, 2020, the Bank's common equity Tier 1 capital ratio was 13.2%, its Tier 1 capital ratio was 13.2%, its total capital ratio was 14.2% and its Tier 1 leverage ratio was 12.4%. As a result, as of March 31 2020, the Bank was well capitalized, with capital ratios in excess of those required to qualify as such.  On December 31, 2019, the Bank's common equity Tier 1 capital ratio was 13.1%, its Tier 1 capital ratio was 13.1%, its total capital ratio was 14.0% and its Tier 1 leverage ratio was 12.3%. As a result, as of December 31, 2019, the Bank was well capitalized, with capital ratios in excess of those required to qualify as such.

The FRB has established capital regulations for bank holding companies that generally parallel the capital regulations for banks. On March 31, 2020, the Company's common equity Tier 1 capital ratio was 12.6%, its Tier 1 capital ratio was 13.2%, its total capital ratio was 15.7% and its Tier 1 leverage ratio was 12.3%. To be considered well capitalized, a bank holding company must have a Tier 1 risk-based capital ratio of at least 6.00% and a total risk-based capital ratio of at least 10.00%.  As of March 31, 2020, the Company was considered well capitalized, with capital ratios in excess of those required to qualify as such.  On December 31, 2019, the Company's common equity Tier 1 capital ratio was 12.0%, its Tier 1 capital ratio was 12.5%, its total capital ratio was 15.0% and its Tier 1 leverage ratio was 11.8%.  As of December 31, 2019, the Company was considered well capitalized, with capital ratios in excess of those required to qualify as such.

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

For additional information, see “Item 1. Business--Government Supervision and Regulation-Capital” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Dividends. During the three months ended March 31, 2020, the Company declared common stock cash dividends of $1.34 per share, or 129% of net income per diluted common share for that three month period, and paid common stock cash dividends of $1.34 per share ($0.34 of which was declared in December 2019).  The total dividends declared consisted of a regular cash dividend of $0.34 per share and a special cash dividend of $1.00 per share.  During the three months ended March 31, 2019, the Company declared common stock cash dividends of $1.07 per share, or 87% of net income per diluted common share for that three month period, and paid common stock cash dividends of $1.07 per share ($0.32 of which was declared in December 2018).  The Board of Directors meets regularly to consider the level and the timing of dividend payments.  The $0.34 per share dividend declared but unpaid as of March 31, 2020, was paid to stockholders in April 2020.

Common Stock Repurchases and Issuances. The Company has been in various buy-back programs since May 1990. During the three months ended March 31, 2020, the Company issued 6,475 shares of stock at an average price of $37.58 per share to cover stock option exercises and repurchased 183,707 shares of its common stock at an average price of $44.36 per share. During the three months ended March 31, 2019, the Company issued 35,600 shares of stock at an average price of $29.56 per share to cover stock option exercises and repurchased 16,040 shares of its common stock at an average price of $52.93 per share.

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

Non-GAAP Reconciliation:  Ratio of Tangible Common Equity to Tangible Assets

	March 31,	December 31,
	2020	2019
	(Dollars in Thousands)

Common equity at period end	$614,232	$603,066
Less: Intangible assets at period end	7,809	8,098
Tangible common equity at period end (a)	$606,423	$594,968

Total assets at period end	$5,073,020	$5,015,072
Less: Intangible assets at period end	7,809	8,098
Tangible assets at period end (b)	$5,065,211	$5,006,974

Tangible common equity to tangible assets (a) / (b)	11.97%	11.88%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Asset and Liability Management and Market Risk

A principal operating objective of the Company is to produce a stable component of earnings by achieving a favorable interest rate spread that can be sustained during fluctuations in prevailing interest rates. The Company has sought to reduce its exposure to adverse changes in interest rates by attempting to achieve a closer match between the periods in which its interest-bearing liabilities and interest-earning assets can be expected to reprice through the origination of adjustable-rate mortgages and loans with shorter terms to maturity and the purchase of other shorter term interest-earning assets.

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

The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained despite fluctuations in prevailing interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time. The difference, or the interest rate repricing "gap," provides an indication of the extent to which an institution's interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities repricing during the same period, and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets during the same period. Generally, during a period of rising interest rates, a negative gap within shorter repricing periods would adversely affect net interest income, while a positive gap within shorter repricing periods would result in an increase in net interest income. During a period of falling interest rates, the opposite would be true. As of March 31, 2020, Great Southern's interest rate risk models indicate that, generally, rising interest rates are expected to have a positive impact on the Company's net interest income, while declining interest rates are expected to have a negative impact on net interest income. We model various interest rate scenarios for rising and falling rates, including both parallel and non-parallel shifts in rates. The results of our modeling indicate that net interest income is not likely to be significantly affected either positively or negatively in the first twelve months following a rate change, regardless of any changes in interest rates, because our portfolios are relatively well matched in a twelve-month horizon. In a situation where market interest rates decrease significantly in a short period of time, as they did in March 2020, our net interest margin decrease may be more pronounced in the very near term (first one to three months), due to fairly rapid decreases in LIBOR interest rates. In the subsequent months we expect that the net interest margin would stabilize and begin to improve, as renewal interest rates on maturing time deposits are expected to decrease compared to the current rates paid on those products. The effects of interest rate changes, if any, on net interest income are expected to be greater in the 12 to 36 months following rate changes.

The current level and shape of the interest rate yield curve poses challenges for interest rate risk management. Prior to its increase of 0.25% on December 16, 2015, the FRB had last changed interest rates on December 16, 2008. This was the first rate increase since September 29, 2006.  The FRB also implemented rate change increases of 0.25% on eight additional occasions beginning December 14, 2016 and through December 31, 2018, with the Federal Funds rate reaching as high as 2.50%.  After December 2018, the FRB paused its rate increases and, in July, September and

October 2019, implemented rate decreases of 0.25% on each of those occasions. At December 31, 2019, the Federal Funds rate stood at 1.75%.  In response to the coronavirus pandemic in the first quarter of 2020, the FRB decreased interest rates on two occasions in March 2020, a 0.50% decrease on March 3rd and a 1.00% decrease on March 16th. At March 31, 2020, the Federal Funds rate stood at 0.25%.  A substantial portion of Great Southern’s loan portfolio ($1.97 billion at March 31, 2020) is tied to the one-month or three-month LIBOR index and will be subject to adjustment at least once within 90 days after March 31, 2020.  Of these loans, $1.81 billion had interest rate floors.  Great Southern also has a portfolio of loans ($203 million at March 31, 2020) tied to a "prime rate" of interest and will adjust immediately with changes to the “prime rate” of interest.  During the latter half of 2019 and the three months ended March 31, 2020, we experienced some compression of our net interest margin percentage due to 2.25% of Federal Fund rate cuts during the nine month period of July 2019 through March 2020.  Margin compression primarily resulted from generally slower changing average interest rates on deposits and borrowings and lower yields on loans and other interest-earning assets.  LIBOR interest rates have recently decreased, putting pressure on loan yields, and strong pricing competition for loans and deposits remains in most of our markets.

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

In order to minimize the potential for adverse effects of material and prolonged increases and decreases in interest rates on Great Southern's results of operations, Great Southern has adopted asset and liability management policies to better match the maturities and repricing terms of Great Southern's interest-earning assets and interest-bearing liabilities. Management recommends and the Board of Directors sets the asset and liability policies of Great Southern, which are implemented by the Asset and Liability Committee. The Asset and Liability Committee is chaired by the Chief Financial Officer and is comprised of members of Great Southern's senior management. The purpose of the Asset and Liability Committee is to communicate, coordinate and control asset/liability management consistent with Great Southern's business plan and board-approved policies. The Asset and Liability Committee establishes and monitors the volume and mix of assets and funding sources taking into account relative costs and spreads, interest rate sensitivity and liquidity needs. The objectives are to manage assets and funding sources to produce results that are consistent with liquidity, capital adequacy, growth, risk and profitability goals. The Asset and Liability Committee meets on a monthly basis to review, among other things, economic conditions and interest rate outlook, current and projected liquidity needs and capital positions and anticipated changes in the volume and mix of assets and liabilities. At each meeting, the Asset and Liability Committee recommends appropriate strategy changes based on this review. The Chief Financial Officer or his designee is responsible for reviewing and reporting on the effects of the policy implementations and strategies to the Board of Directors at their monthly meetings.

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

In October 2018, the Company entered into an interest rate swap transaction as part of its ongoing interest rate management strategies to hedge the risk of its floating rate loans.  The notional amount of the swap was $400 million with a contractual termination date of October 6, 2025.  Under the terms of the swap, the Company received a fixed rate of interest of 3.018% and paid a floating rate of interest equal to one-month USD-LIBOR.  The floating rate reset monthly and net settlements of interest due to/from the counterparty also occurred monthly.  Due to lower market interest rates, the Company received net interest settlements which were recorded as loan interest income.  If USD-LIBOR exceeded the fixed rate of interest, the Company was required to pay net settlements to the counterparty and record those net payments as a reduction of interest income on loans.  The effective portion of the gain or loss on the derivative was reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affected earnings.  Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

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

ITEM 4. CONTROLS AND PROCEDURES

We maintain a system of disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) that is designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate. An evaluation of our disclosure controls and procedures was carried out as of March 31, 2020, under the supervision and with the participation of our principal executive officer, principal financial officer and several other members of our senior management. Our principal executive officer and principal financial officer concluded that, as of March 31, 2020, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including the principal executive officer and principal financial officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There were no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) under the Act) that occurred during the quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In light of recent developments relating to the COVID-19 pandemic, the Company is updating the risk factors set forth in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

The Impact of the COVID-19 Pandemic on Our Customers, Employees and Business Operations Has Had, and Will Likely Continue to Have, a Significant Adverse Effect on Our Business, Results of Operations and Financial Condition

The COVID-19 pandemic has significantly adversely affected our operations and the way we provide banking services to businesses and individuals, many of whom are currently under government-issued stay-at-home orders.  As an essential business, we continue to provide banking and financial services to our customers with drive-through access available at our branch locations and in-person services available by appointment.  In addition, we continue to provide access to banking and financial services through online banking, ATMs and by telephone. If the COVID-19 pandemic worsens, it could limit or disrupt our ability to provide banking and financial services to our customers.

Approximately 50% of our non-frontline associates are currently working remotely to enable us to continue to provide banking services to our customers.  Heightened cybersecurity, information security and operational risks may result from these work-from-home arrangements. We also could be adversely affected if key personnel or a significant number of employees were to become unavailable due to the effects of, and restrictions resulting from, the COVID-19 pandemic.  We also rely upon our third-party vendors to conduct business and to process, record and monitor transactions. If any of these vendors are unable to continue to provide us with these services, it could negatively impact our ability to serve our customers. Although we have business continuity plans and other safeguards in place, there is no assurance that such plans and safeguards will be effective.

There is pervasive uncertainty surrounding the future economic conditions that will emerge in the months and years following the start of the COVID-19 pandemic. As a result, management is confronted with a significant and unfamiliar degree of uncertainty in estimating the impact of the pandemic on credit quality, revenues and asset values. The pandemic has resulted in declines in loan demand and loan originations, other than through government sponsored programs such as the Payroll Protection Program (“PPP”), and lower market interest rates, and has negatively impacted the ability of many of our business and consumer borrowers to make their loan payments. Because the length of the pandemic and the efficacy of the extraordinary measures being put in place to address its economic consequences are unknown, including recent reductions in the targeted federal funds rate, until the pandemic subsides, we expect our net interest income and net interest margin will be adversely affected in the near-term, if not longer. Many of our consumer borrowers have become unemployed or may face unemployment, and certain of our business borrowers are at risk of insolvency as their revenues decline precipitously, especially in businesses related to retail, travel, hospitality and leisure. Businesses may ultimately not reopen as there is a significant level of uncertainty regarding the level of economic activity that will return to our markets over time, the impact of governmental assistance, the speed of economic recovery, the resurgence of COVID-19 in subsequent seasons and changes to demographic and social norms that will take place.

The impact of the pandemic is expected to continue to adversely affect us during the remainder of 2020 and possibly longer. Although the Company makes estimates of loan losses related to the pandemic as part of its evaluation of the allowance for loan losses, such estimates involve significant judgment and are made in the context of significant uncertainty as to the impact the pandemic will have on the credit quality of our loan portfolio. It is likely that loan delinquencies, adversely classified loans and loan charge-offs will increase in the future as a result of the pandemic.  Consistent with guidance provided by banking regulators, we have modified loans by providing various loan payment deferral options to our borrowers affected by the COVID-19 pandemic. Notwithstanding these modifications, these borrowers may not be able to resume making full payments on their loans if and when the COVID-19 pandemic subsides. Any increases in the allowance for loan losses will result in a decrease in net income and, most likely, capital, and may have a material negative effect on our financial condition and results of operations.

The PPP loans made by the Bank are guaranteed by the SBA and, if used by the borrower for authorized purposes, may be fully forgiven.  However, in the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, funded or serviced by the Bank, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty or, if it has already made payment under the guaranty, seek recovery of any loss related to the deficiency from the Bank.  In addition, since the commencement of the PPP, several larger banks have been subject to litigation regarding their processing of PPP loan applications.  The Bank may be exposed to the risk of similar litigation, from both customers and non-customers that approached the Bank seeking PPP loans.  PPP lenders, including the Bank, may also be subject to the risk of litigation in connection with other aspects of the PPP, including but not limited to borrowers seeking forgiveness of their loans.  If any such litigation is filed against the Bank, it may result in significant financial or reputational harm to us.

The U.S. economy will likely require an extensive period of time to recover from the effects of the COVID-19 pandemic.  To the extent the effects of the COVID-19 pandemic adversely impact our business, financial condition, liquidity or results of operations, it may also have the effect of heightening many of the other risks described in the section entitled "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2019 and any subsequent Quarterly Reports on Form 10-Q.

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

The following table reflects the Company’s repurchase activity during the three months ended March 31, 2020.

	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan(1)

January 1, 2020 – January 31, 2020	—	$ —	—	466,418
February 1, 2020 – February 29, 2020	33,707	55.04	33,707	432,711
March 1, 2020 – March 31, 2020	150,000	41.95	150,000	282,711
	183,707	$44.36	183,707

_______________________
(1)	Amount represents the number of shares available to be repurchased under the April 2018 plan as of the last calendar day of the month shown.

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

The Amended and Restated Employment Agreement, dated November 4, 2019,  between the Registrant and Joseph W. Turner previously filed with the Commission (File no. 000-18082) as Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period fiscal year ended September 30, 2019, is incorporated herein by reference as Exhibit 10.4.

Amendment No. 1, dated as of March 5, 2020, to the Amended and Restated Employment Agreement with Joseph W. Turner previously filed with the Commission (File no. 000-18082) as Exhibit 10.4A to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2019 is incorporated herein by reference as Exhibit 10.4A.

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

A description of the current salary and bonus arrangements for 2020 for the Registrant's executive officers previously filed with the Commission as Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2019 is incorporated herein by reference as Exhibit 10.7.

A description of the current fee arrangements for the Registrant's directors previously filed with the Commission as Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2019 is incorporated herein by reference as Exhibit 10.8.

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

None.

(101)

Attached as Exhibit 101 are the following financial statements from the Great Southern Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated statements of financial condition, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows and (v) notes to consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Great Southern Bancorp, Inc.
Registrant
Date: May 8, 2020	/s/ Joseph W. Turner
Joseph W. Turner President and Chief Executive Officer (Principal Executive Officer)
Date: May 8, 2020	/s/ Rex A. Copeland
Rex A. Copeland Treasurer (Principal Financial and Accounting Officer)