Form 10-Q
period 2020-06-30
GREAT SOUTHERN BANCORP, INC.
filed 2020-08-07
CIK 854560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the Quarterly Period Ended June 30, 2020

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

Yes ☐   No /X/

The number of shares outstanding of each of the registrant's classes of common stock: 14,086,970 shares of common stock, par value $0.01 per share, outstanding at August 4, 2020.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except number of shares)

	JUNE 30,	DECEMBER 31,
	2020	2019
	(Unaudited)

ASSETS
Cash	$97,208	$99,299
Interest-bearing deposits in other financial institutions	376,437	120,856
Cash and cash equivalents	473,645	220,155
Available-for-sale securities	446,935	374,175
Mortgage loans held for sale	20,188	9,242
Loans receivable, net of allowance for loan losses of $49,801 – June 2020; $40,294 - December 2019	4,399,645	4,153,982
Interest receivable	14,759	13,530
Prepaid expenses and other assets	47,688	74,984
Other real estate owned and repossessions, net	4,435	5,525
Premises and equipment, net	140,558	141,908
Goodwill and other intangible assets	7,521	8,098
Federal Home Loan Bank stock and other interest-earning assets	11,276	13,473
Total Assets	$5,566,650	$5,015,072

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$4,512,158	$3,960,106
Securities sold under reverse repurchase agreements with customers	191,624	84,167
Short-term borrowings and other interest-bearing liabilities	1,279	228,157
Subordinated debentures issued to capital trust	25,774	25,774
Subordinated notes	148,032	74,276
Accrued interest payable	3,464	4,250
Advances from borrowers for taxes and insurance	10,729	7,484
Accrued expenses and other liabilities	33,520	24,904
Current and deferred income taxes	13,342	2,888
Total Liabilities	4,939,922	4,412,006

Commitments and Contingencies	-	-

Stockholders' Equity:
Capital stock
Serial preferred stock –$0.01 par value; authorized 1,000,000 shares; issued and outstanding June 2020 and December 2019 - - 0- shares	-	-
Common stock, $0.01 par value; authorized 20,000,000 shares; issued and outstanding June 2020 –14,084,420 shares; December 2019 - 14,261,052 shares	141	143
Additional paid-in capital	34,230	33,510
Retained earnings	533,346	537,167
Accumulated other comprehensive income	59,011	32,246
Total Stockholders' Equity	626,728	603,066
Total Liabilities and Stockholders' Equity	$5,566,650	$5,015,072

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	THREE MONTHS ENDED JUNE 30,
	2020	2019
	(Unaudited)

INTEREST INCOME
Loans	$50,848	$55,771
Investment securities and other	3,163	2,952
TOTAL INTEREST INCOME	54,011	58,723

INTEREST EXPENSE
Deposits	9,041	11,582
Short-term borrowings and repurchase agreements	10	859
Subordinated debentures issued to capital trust	167	267
Subordinated notes	1,338	1,094
TOTAL INTEREST EXPENSE	10,556	13,802

NET INTEREST INCOME	43,455	44,921
PROVISION FOR LOAN LOSSES	6,000	1,600
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	37,455	43,321

NON-INTEREST INCOME
Commissions	176	163
Service charges and ATM fees	4,140	5,309
Net gains on loan sales	1,841	376
Net realized gains on sales of available-for-sale securities	78	-
Late charges and fees on loans	468	356
Loss on derivative interest rate products	(106)	(44)
Other income	1,664	997
TOTAL NON-INTEREST INCOME	8,261	7,157

NON-INTEREST EXPENSE
Salaries and employee benefits	16,830	15,428
Net occupancy and equipment expense	6,707	6,449
Postage	777	784
Insurance	534	662
Advertising	437	842
Office supplies and printing	301	226
Telephone	1,005	839
Legal, audit and other professional fees	664	630
Expense on other real estate and repossessions	268	419
Partnership tax credit investment amortization	-	91
Acquired deposit intangible asset amortization	289	289
Other operating expenses	1,537	1,724
TOTAL NON-INTEREST EXPENSE	29,349	28,383

INCOME BEFORE INCOME TAXES	16,367	22,095
PROVISION FOR INCOME TAXES	3,164	3,720
NET INCOME AND NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$13,203	$18,375

Basic Earnings Per Common Share	$0.94	$1.29
Diluted Earnings Per Common Share	$0.93	$1.28
Dividends Declared Per Common Share	$0.34	$0.32

  See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	SIX MONTHS ENDED JUNE 30,
	2020	2019
	(Unaudited)

INTEREST INCOME
Loans	$104,978	$110,327
Investment securities and other	6,507	5,754
TOTAL INTEREST INCOME	111,485	116,081

INTEREST EXPENSE
Deposits	19,618	22,052
Short-term borrowings and repurchase agreements	659	1,780
Subordinated debentures issued to capital trust	383	534
Subordinated notes	2,432	2,189
TOTAL INTEREST EXPENSE	23,092	26,555

NET INTEREST INCOME	88,393	89,526
PROVISION FOR LOAN LOSSES	9,871	3,550
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	78,522	85,976

NON-INTEREST INCOME
Commissions	442	497
Service charges and ATM fees	8,898	10,268
Net gains on loan sales	2,430	623
Net realized gains on sales of available-for-sale securities	78	10
Late charges and fees on loans	824	702
Loss on derivative interest rate products	(514)	(68)
Other income	3,469	2,575
TOTAL NON-INTEREST INCOME	15,627	14,607

NON-INTEREST EXPENSE
Salaries and employee benefits	34,999	31,068
Net occupancy and equipment expense	13,473	12,850
Postage	1,546	1,550
Insurance	916	1,328
Advertising	1,057	1,368
Office supplies and printing	535	485
Telephone	1,917	1,742
Legal, audit and other professional fees	1,262	1,342
Expense on other real estate and repossessions	747	1,039
Partnership tax credit investment amortization	-	182
Acquired deposit intangible asset amortization	577	613
Other operating expenses	3,134	3,310
TOTAL NON-INTEREST EXPENSE	60,163	56,877

INCOME BEFORE INCOME TAXES	33,986	43,706
PROVISION FOR INCOME TAXES	5,915	7,718
NET INCOME AND NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$28,071	$35,988

Basic Earnings Per Common Share	$1.98	$2.54
Diluted Earnings Per Common Share	$1.98	$2.52
Dividends Declared Per Common Share	$1.68	$1.39

  See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	THREE MONTHS ENDED JUNE 30,
	2020	2019
	(Unaudited)

Net Income	$13,203	$18,375

Unrealized appreciation on available-for-sale securities, net of taxes of $1,602 and $1,540, for 2020 and 2019, respectively	5,424	5,213

Reclassification adjustment for gains included in net income, net of taxes of $18 and $0, for 2020 and 2019, respectively	(60)	-

Change in fair value of cash flow hedge, net of taxes of $0 and $2,519, for 2020 and 2019, respectively	-	8,528

Amortization of realized gain on termination of cash flow hedge, net of taxes (credit) of $(461) and $0 for 2020 and 2019, respectively	(1,564)	-

Comprehensive Income	$17,003	$32,116

	SIX MONTHS ENDED JUNE 30,
	2020	2019
	(Unaudited)

Net Income	$28,071	$35,988

Unrealized appreciation on available-for-sale securities, net of taxes of $5,013 and $2,419, for 2020 and 2019, respectively	16,973	8,190

Reclassification adjustment for gains included in net income, net of taxes of $18 and $2, for 2020 and 2019, respectively	(60)	(8)

Change in fair value of cash flow hedge, net of taxes of $3,519 and $4,231, for 2020 and 2019, respectively	11,914	14,328

Amortization of realized gain on termination of cash flow hedge, net of taxes (credit) of $(608) and $0 for 2020 and 2019, respectively	(2,062)	-

Comprehensive Income	$54,836	$58,498

  See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share data)

	THREE MONTHS ENDED JUNE 30, 2019
				Accumulated
				Other
	Common	Additional	Retained	Comprehensive	Treasury
	Stock	Paid-in Capital	Earnings	Income (Loss)	Stock	Total
	(Unaudited)

Balance, March 31, 2019	$142	$30,916	$494,181	$18,396	$-	$543,635
Net income	-	-	18,375	-	-	18,375
Stock issued under Stock Option
Plan	-	687	-	-	415	1,102
Common dividends declared,	-	-	(4,544)	-	-	(4,544)
$0.32 per share
Other comprehensive gain	-	-	-	13,741	-	13,741
Reclassification of treasury stock
per Maryland law	-	-	415	-	(415)	-

Balance, June 30, 2019	$142	$31,603	$508,427	$32,137	$-	$572,309

	THREE MONTHS ENDED JUNE 30, 2020
				Accumulated
				Other
	Common	Additional	Retained	Comprehensive	Treasury
	Stock	Paid-in Capital	Earnings	Income (Loss)	Stock	Total
	(Unaudited)

Balance, March 31, 2020	$141	$33,958	$524,922	$55,211	$-	$614,232
Net income	-	-	13,203	-	-	13,203
Stock issued under Stock Option
Plan	-	272	-	-	10	282
Common dividends declared,	-	-	(4,789)	-	-	(4,789)
$0.34 per share
Other comprehensive gain	-	-	-	3,800	-	3,800
Reclassification of treasury stock
per Maryland law	-	-	10	-	(10)	-

Balance, June 30, 2020	$141	$34,230	$533,346	$59,011	$-	$626,728

  See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share data)

	SIX MONTHS ENDED JUNE 30, 2019
				Accumulated
				Other
	Common	Additional	Retained	Comprehensive	Treasury
	Stock	Paid-in Capital	Earnings	Income (Loss)	Stock	Total

	(Unaudited)
Balance, January 1, 2019	$142	$30,121	$492,087	$9,627	$-	$531,977
Net income	-	-	35,988	-	-	35,988
Stock issued under Stock Option
Plan	-	1,482	-	-	892	2,374
Common dividends declared,	-	-	(19,691)	-	-	(19,691)
$1.39 per share
Purchase of the Company’s
common stock	-	-	-	-	(849)	(849)
Other comprehensive gain	-	-	-	22,510	-	22,510
Reclassification of treasury stock
per Maryland law	-	-	43	-	(43)	-

Balance, June 30, 2019	$142	$31,603	$508,427	$32,137	$-	$572,309

	SIX MONTHS ENDED JUNE 30, 2020
				Accumulated
				Other
	Common	Additional	Retained	Comprehensive	Treasury
	Stock	Paid-in Capital	Earnings	Income (Loss)	Stock	Total
	(Unaudited)

Balance, January 1, 2020	$143	$33,510	$537,167	$32,246	$-	$603,066
Net income	-	-	28,071	-	-	28,071
Stock issued under Stock Option
Plan	-	720	-	-	97	817
Common dividends declared,	-	-	(23,843)	-	-	(23,843)
$1.68 per share
Other comprehensive gain	-	-	-	26,765	-	26,765
Purchase of the Company’s
common stock	-	-	-	-	(8,148)	(8,148)
Reclassification of treasury stock
per Maryland law	(2)	-	(8,049)	-	8,051	-

Balance, June 30, 2020	$141	$34,230	$533,346	$59,011	$-	$626,728

  See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	SIX MONTHS ENDED JUNE 30,
	2020	2019
	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$28,071	$35,988
Proceeds from sales of loans held for sale	121,921	34,375
Originations of loans held for sale	(128,939)	(43,145)
Items not requiring (providing) cash:
Depreciation	4,982	4,631
Amortization	847	1,059
Compensation expense for stock option grants	558	443
Provision for loan losses	9,871	3,550
Net gains on loan sales	(2,430)	(623)
Net realized gains on sales of available-for-sale securities	(78)	(10)
Net (gains) losses on sale of premises and equipment	(24)	21
Net losses on sale/write-down of other real estate owned and repossessions	111	161
Accretion of deferred income, premiums, discounts and other	(2,548)	(1,990)
Loss on derivative interest rate products	514	68
Deferred income taxes	(29,501)	578
Changes in:
Interest receivable	(1,604)	(903)
Prepaid expenses and other assets	17,023	(2,031)
Accrued expenses and other liabilities	1,878	4,443
Income taxes refundable/payable	14,755	2,555
Net cash provided by operating activities	35,407	39,170
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans	(251,662)	(83,072)
Purchase of loans	(3,625)	(45,240)
Purchase of premises and equipment	(3,669)	(6,708)
Proceeds from sale of premises and equipment	372	113
Proceeds from sale of other real estate owned and repossessions	2,011	4,537
Capitalized costs on other real estate owned	(126)	-
Proceeds from termination of interest rate derivative	45,864	-
Proceeds from sales of available-for-sale securities	19,236	28,057
Proceeds from maturities and calls of available-for-sale securities	13,850	7,870
Principal reductions on mortgage-backed securities	11,172	7,402
Purchase of available-for-sale securities	(95,145)	(94,558)
Redemption of Federal Home Loan Bank stock and change in other interest-earning assets	2,197	1,345
Net cash used in investing activities	(259,525)	(180,254)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in certificates of deposit	(13,958)	139,518
Net increase in checking and savings deposits	566,021	24,040
Net decrease in short-term borrowings	(119,421)	(30,710)
Advances from borrowers for taxes and insurance	3,245	5,458
Proceeds from issuance of subordinated notes	73,513	-
Dividends paid	(23,903)	(19,674)
Purchase of the Company’s common stock	(8,148)	(849)
Stock options exercised	259	1,931
Net cash provided by financing activities	477,608	119,714
INCREASES (DECREASES) IN CASH AND CASH EQUIVALENTS	253,490	(21,370)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	220,155	202,742
CASH AND CASH EQUIVALENTS, END OF PERIOD	$473,645	$181,372

  See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Great Southern Bancorp, Inc. (the "Company" or "Great Southern") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The financial statements presented herein reflect all adjustments which are, in the opinion of management, necessary to fairly present the financial condition, results of operations, changes in stockholders’ equity and cash flows of the Company as of the dates and for the periods presented. Those adjustments consist only of normal recurring adjustments. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the full year. The consolidated statement of financial condition of the Company as of December 31, 2019, has been derived from the audited consolidated statement of financial condition of the Company as of that date.  Certain prior period amounts have been reclassified to conform to the current period presentation.  These reclassifications had no effect on net income.

Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission.

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

NOTE 3: RECENT ACCOUNTING PRONOUNCEMENTS

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326).  The Update amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. This Update affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash.  The Update was set to be effective for the Company on January 1, 2020.  During March 2020, pursuant to the recently-enacted Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and guidance from the Securities and Exchange Commission (the “SEC”) and the Financial

Accounting Standards Board (the “FASB”), we elected to delay adoption of the new accounting standard related to accounting for credit losses (“CECL”).  Our second quarter and year-to-date financial statements are prepared under the existing incurred loss methodology standard for accounting for loan losses.

The adoption of the CECL model will require us to recognize a one-time cumulative adjustment to our allowance for loan losses and a liability for potential losses related to the unfunded portion of our loans and commitments in order to fully transition from the incurred loss model to the CECL model. Upon initial adoption, we expect to increase the balance of our allowance for credit losses in a range of $11 million to $14 million and create a liability for potential losses related to the unfunded portion of our loans and commitments in a range of $7 million to $10 million.  The after-tax effect of this is expected to result in a decrease in our retained earnings of $14 million to $18 million.  Further, we have analyzed the impact on our financial statements at and for the six months ended June 30, 2020 as if we had adopted the CECL accounting standard on January 1, 2020. In addition to the impact from the initial adoption above, under CECL we would expect to further increase the balance of our allowance for credit losses in a range of $3 million to $7 million through a corresponding increase in provision for credit losses during the six months ended June 30, 2020.  This is in addition to the $9.9 million of provision expense already recorded under the incurred loss method during the six months ended June 30, 2020. The liability for potential losses related to the unfunded portion of our loans and commitments would be expected to have no material change during the six months ended June 30, 2020. These estimates are subject to change as material assumptions are refined and model validations are completed.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles: Goodwill and Other: Simplifying the Test for Goodwill Impairment (Topic 350). To simplify the subsequent measurement of goodwill, the amendments eliminate Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test should be performed by comparing the fair value of a reporting unit with its carrying amount and an impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value.  An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the qualitative impairment test is necessary.  The nature of and reason for the change in accounting principle should be disclosed upon transition. The amendments in this update are required for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The impact of adopting this new guidance during the quarter ended March 31, 2020 did not have a material impact on the Company’s consolidated financial statements. At June 30, 2020, the Company evaluated the current circumstances brought about by the COVID-19 pandemic and its effect on the valuation of the Company and other bank holding companies and determined that no triggering event had occurred requiring an evaluation of goodwill or other intangible asset impairment.

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

NOTE 4: EARNINGS PER SHARE

	Three Months Ended June 30,
	2020	2019
	(In Thousands, Except Per Share Data)

Basic:
Average common shares outstanding	14,084	14,192
Net income and net income available to common stockholders	$13,203	$18,375
Per common share amount	$0.94	$1.29

Diluted:
Average common shares outstanding	14,084	14,192
Net effect of dilutive stock options – based on the treasury
stock method using average market price	40	122
Diluted common shares	14,124	14,314
Net income and net income available to common stockholders	$13,203	$18,375
Per common share amount	$0.93	$1.28

	Six Months Ended June 30,
	2020	2019
	(In Thousands, Except Per Share Data)

Basic:
Average common shares outstanding	14,153	14,176
Net income and net income available to common stockholders	$28,071	$35,988
Per common share amount	$1.98	$2.54

Diluted:
Average common shares outstanding	14,153	14,176
Net effect of dilutive stock options – based on the treasury
stock method using average market price	56	122
Diluted common shares	14,209	14,298
Net income and net income available to common stockholders	$28,071	$35,988
Per common share amount	$1.98	$2.52

Options outstanding at June 30, 2020 and 2019, to purchase 653,794 and 309,000 shares of common stock, respectively, were not included in the computation of diluted earnings per common share for the three month periods because the exercise prices of such options were greater than the average market prices of the common stock for the three months ended June 30, 2020 and 2019, respectively.  Options outstanding at June 30, 2020 and 2019, to purchase 565,401 and 309,000 shares of common stock, respectively, were not included in the computation of diluted earnings per common share for the six month periods because the exercise prices of such options were greater than the average market prices of the common stock for the six months ended June 30, 2020 and 2019, respectively.

NOTE 5: INVESTMENT SECURITIES

The amortized cost and fair values of securities classified as available-for-sale were as follows:

	June 30, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)

AVAILABLE-FOR-SALE SECURITIES:
Agency mortgage-backed securities	$153,376	$20,646	$-	$174,022
Agency collateralized mortgage obligations	169,607	10,226	-	179,833
States and political subdivisions	69,203	2,002	2	71,203
Small Business Administration securities	21,126	751	-	21,877
	$413,312	$33,625	$2	$446,935

	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)

AVAILABLE-FOR-SALE SECURITIES:
Agency mortgage-backed securities	$156,591	$8,716	$265	$165,042
Agency collateralized mortgage obligations	149,980	2,891	921	151,950
States and political subdivisions	33,757	1,368	-	35,125
Small Business Administration securities	22,132	-	74	22,058
	$362,460	$12,975	$1,260	$374,175

The amortized cost and fair value of available-for-sale securities at June 30, 2020, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In Thousands)

One year or less	$-	$-
After one through five years	-	-
After five through ten years	12,572	13,172
After ten years	56,631	58,031
Securities not due on a single maturity date	344,109	375,732

	$413,312	$446,935

There were no securities classified as held to maturity at June 30, 2020 or December 31, 2019.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at June 30, 2020 and December 31, 2019, was approximately $504,000 and $116.2 million, respectively, which is approximately 0.1% and 31.1% of the Company’s available-for-sale investment portfolio, respectively.

Based on an evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these debt securities are temporary.

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2020 and December 31, 2019:

	June 30, 2020
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)

States and political subdivisions	$504	$(2)	$-	$-	$504	$(2)

	$504	$(2)	$-	$-	$504	$(2)

	December 31, 2019
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)

Agency mortgage-backed securities	$-	$-	$24,762	$(265)	$24,762	$(265)
Agency collateralized mortgage obligations	69,372	(921)	-	-	69,372	(921)
Small Business Administration securities	22,058	(74)	-	-	22,058	(74)

	$91,430	$(995)	$24,762	$(265)	$116,192	$(1,260)

Gross gains of $78,000 resulting from sales of available-for-sale securities were realized during the three and six months ended June 30, 2020. No gains or losses from sales of available-for-sale securities were realized during the three months ended June 30, 2019. Gross gains of $226,000 and gross losses of $216,000 resulting from sales of available-for-sale securities were realized during the six months ended June 30, 2019.  Gains and losses on sales of securities are determined on the specific-identification method.

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

During the three and six months ended June 30, 2020, no securities were determined to have impairment that had become other-than-temporary.

Credit Losses Recognized on Investments.  During the three and six months ended June 30, 2020 and 2019, respectively, there were no debt securities that had experienced fair value deterioration due to credit losses, as well as due to other market factors, but are not otherwise other-than-temporarily impaired.

NOTE 6: LOANS AND ALLOWANCE FOR LOAN LOSSES

Classes of loans at June 30, 2020 and December 31, 2019 were as follows:

	June 30,	December 31,
	2020	2019
	(In Thousands)

One- to four-family residential construction	$34,376	$33,963
Subdivision construction	13,637	16,088
Land development	38,646	40,431
Commercial construction	1,211,294	1,322,861
Owner occupied one- to four-family residential	463,493	387,016
Non-owner occupied one- to four-family residential	118,897	120,343
Commercial real estate	1,532,274	1,494,172
Other residential	1,024,591	866,006
Commercial business	441,310	313,209
Industrial revenue bonds	14,222	13,189
Consumer auto	113,927	151,854
Consumer other	42,882	46,720
Home equity lines of credit	116,293	118,988
Loans acquired and accounted for under ASC 310-30, net of discounts	110,664	127,206
	5,276,506	5,052,046
Undisbursed portion of loans in process	(816,783)	(850,666)
Allowance for loan losses	(49,801)	(40,294)
Deferred loan fees and gains, net	(10,277)	(7,104)
	$4,399,645	$4,153,982

Weighted average interest rate	4.34%	4.97%

Classes of loans by aging were as follows:

	June 30, 2020
							Total Loans
						Total	> 90 Days
	30-59 Days	60-89 Days	90+ Days	Total		Loans	Past Due and
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	Still Accruing
	(In Thousands)

One- to four-family
residential construction	$79	$-	$-	$79	$34,297	$34,376	$-
Subdivision construction	-	-	-	-	13,637	13,637	-
Land development	-	24	-	24	38,622	38,646	-
Commercial construction	-	-	-	-	1,211,294	1,211,294	-
Owner occupied one- to
four-family residential	227	175	2,109	2,511	460,982	463,493	-
Non-owner occupied one-
to four-family residential	224	28	279	531	118,366	118,897	-
Commercial real estate	-	-	727	727	1,531,547	1,532,274	-
Other residential	-	-	-	-	1,024,591	1,024,591	-
Commercial business	-	-	1,182	1,182	440,128	441,310	-
Industrial revenue bonds	-	-	-	-	14,222	14,222	-
Consumer auto	305	40	361	706	113,221	113,927	-
Consumer other	85	1	114	200	42,682	42,882	-
Home equity lines of credit	669	103	517	1,289	115,004	116,293	-
Loans acquired and
accounted for under
ASC 310-30, net of
discounts	267	189	5,149	5,605	105,059	110,664	-
	1,856	560	10,438	12,854	5,263,652	5,276,506	-
Less loans acquired and accounted for under
ASC 310-30, net of discounts	267	189	5,149	5,605	105,059	110,664	-

Total	$1,589	$371	$5,289	$7,249	$5,158,593	$5,165,842	$-

	December 31, 2019
							Total Loans
						Total	> 90 Days
	30-59 Days	60-89 Days	90+ Days	Total		Loans	Past Due and
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	Still Accruing
	(In Thousands)

One- to four-family
residential construction	$-	$-	$-	$-	$33,963	$33,963	$-
Subdivision construction	-	-	-	-	16,088	16,088	-
Land development	-	27	-	27	40,404	40,431	-
Commercial construction	15,085	-	-	15,085	1,307,776	1,322,861	-
Owner occupied one- to
four-family residential	1,453	1,631	1,198	4,282	382,734	387,016	-
Non-owner occupied one-
to four-family residential	152	-	181	333	120,010	120,343	-
Commercial real estate	549	119	632	1,300	1,492,872	1,494,172	-
Other residential	376	-	-	376	865,630	866,006	-
Commercial business	60	-	1,235	1,295	311,914	313,209	-
Industrial revenue bonds	-	-	-	-	13,189	13,189	-
Consumer auto	1,101	259	558	1,918	149,936	151,854	-
Consumer other	278	233	198	709	46,011	46,720	-
Home equity lines of credit	296	-	517	813	118,175	118,988	-
Loans acquired and
accounted for under
ASC 310-30, net of
discounts	2,177	709	6,191	9,077	118,129	127,206	-
	21,527	2,978	10,710	35,215	5,016,831	5,052,046	-
Less loans acquired and
accounted for under
ASC 310-30, net of discounts	2,177	709	6,191	9,077	118,129	127,206	-

Total	$19,350	$2,269	$4,519	$26,138	$4,898,702	$4,924,840	$-

Non-accruing loans (excluding FDIC-assisted acquired loans, net of discount) are summarized as follows:

	June 30,	December 31,
	2020	2019
	(In Thousands)

One- to four-family residential construction	$-	$-
Subdivision construction	-	-
Land development	-	-
Commercial construction	-	-
Owner occupied one- to four-family residential	2,109	1,198
Non-owner occupied one- to four-family residential	279	181
Commercial real estate	727	632
Other residential	-	-
Commercial business	1,182	1,235
Industrial revenue bonds	-	-
Consumer auto	361	558
Consumer other	114	198
Home equity lines of credit	517	517

Total	$5,289	$4,519

The following table presents the activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2020.  Also presented are the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of June 30, 2020:

	One- to Four-
	Family
	Residential and	Other	Commercial	Commercial	Commercial
	Construction	Residential	Real Estate	Construction	Business	Consumer	Total
	(In Thousands)

Allowance for loan losses
Balance, April 1, 2020	$4,739	$6,146	$25,923	$2,221	$1,579	$3,320	$43,928
Provision (benefit) charged to expense	(250)	2,866	2,982	563	200	(361)	6,000
Losses charged off	(11)	-	-	-	-	(746)	(757)
Recoveries	14	52	-	9	38	517	630
Balance, June 30, 2020	$4,492	$9,064	$28,905	$2,793	$1,817	$2,730	$49,801

Allowance for loan losses
Balance, January 1, 2020	$4,339	$5,153	$24,334	$3,076	$1,355	$2,037	$40,294
Provision (benefit) charged to expense	144	3,738	4,538	(304)	369	1,386	9,871
Losses charged off	(40)	-	-	(1)	(9)	(1,852)	(1,902)
Recoveries	49	173	33	22	102	1,159	1,538
Balance, June 30, 2020	$4,492	$9,064	$28,905	$2,793	$1,817	$2,730	$49,801

Ending balance:
Individually evaluated for
impairment	$78	$-	$486	$-	$9	$138	$711
Collectively evaluated for
impairment	$4,342	$8,972	$28,091	$2,669	$1,767	$2,577	$48,418
Loans acquired and accounted
for under ASC310-30	$72	$92	$328	$124	$41	$15	$672

Loans
Individually evaluated for
impairment	$3,054	$-	$3,674	$-	$1,220	$1,526	$9,474
Collectively evaluated for
impairment	$627,349	$1,024,591	$1,528,600	$1,249,940	$454,312	$271,576	$5,156,368
Loans acquired and accounted
for under ASC310-30	$63,801	$6,156	$26,474	$3,176	$2,522	$8,535	$110,664

The following table presents the activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2019.

	One- to Four-
	Family
	Residential and	Other	Commercial	Commercial	Commercial
	Construction	Residential	Real Estate	Construction	Business	Consumer	Total
	(In Thousands)

Allowance for loan losses
Balance April 1, 2019	$3,036	$5,436	$20,981	$2,515	$1,484	$5,199	$38,651
Provision (benefit) charged to expense	805	(1,683)	1,382	1,145	62	(111)	1,600
Losses charged off	(62)	-	(7)	(189)	(25)	(1,699)	(1,982)
Recoveries	24	-	11	8	157	785	985
Balance June 30, 2019	$3,803	$3,753	$22,367	$3,479	$1,678	$4,174	$39,254

Balance January 1, 2019	$3,122	$4,713	$19,803	$3,105	$1,568	$6,098	$38,409
Provision (benefit) charged to expense	1,163	(960)	2,545	574	(90)	318	3,550
Losses charged off	(517)	-	(7)	(220)	(99)	(3,905)	(4,748)
Recoveries	35	-	26	20	299	1,663	2,043
Balance June 30, 2019	$3,803	$3,753	$22,367	$3,479	$1,678	$4,174	$39,254

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

Impaired loans (excluding FDIC-assisted loans, net of discount), are summarized as follows:

	June 30, 2020
		Unpaid
	Recorded	Principal	Specific
	Balance	Balance	Allowance
	(In Thousands)

One- to four-family residential construction	$-	$-	$-
Subdivision construction	24	24	-
Land development	-	-	-
Commercial construction	-	-	-
Owner occupied one- to four-family residential	2,751	3,034	78
Non-owner occupied one- to four-family residential	279	471	-
Commercial real estate	3,674	3,711	486
Other residential	-	-	-
Commercial business	1,220	1,726	9
Industrial revenue bonds	-	-	-
Consumer auto	753	959	122
Consumer other	246	374	12
Home equity lines of credit	527	557	4

Total	$9,474	$10,856	$711

	Three Months Ended June 30, 2020		Six Months Ended June 30, 2020
	Average		Average
	Investment	Interest	Investment	Interest
	in Impaired	Income	in Impaired	Income
	Loans	Recognized	Loans	Recognized
	(In Thousands)

One- to four-family residential construction	$-	$-	$-	$-
Subdivision construction	170	1	209	3
Land development	-	-	-	-
Commercial construction	-	-	-	-
Owner occupied one- to four-family residential	2,882	34	2,702	80
Non-owner occupied one- to four-family residential	418	5	425	11
Commercial real estate	3,885	37	4,004	67
Other residential	-	-	-	-
Commercial business	1,223	9	1,243	25
Industrial revenue bonds	-	-	-	-
Consumer auto	868	14	973	40
Consumer other	265	6	276	16
Home equity lines of credit	500	7	538	19

Total	$10,211	$113	$10,370	$261

	At or for the Year Ended December 31, 2019
				Average
		Unpaid		Investment	Interest
	Recorded	Principal	Specific	in Impaired	Income
	Balance	Balance	Allowance	Loans	Recognized
	(In Thousands)

One- to four-family residential construction	$-	$-	$-	$-	$-
Subdivision construction	251	251	96	277	9
Land development	-	-	-	328	101
Commercial construction	-	-	-	-	-
Owner occupied one- to four- family residential	2,300	2,423	82	2,598	131
Non-owner occupied one- to four-family residential	409	574	20	954	43
Commercial real estate	4,020	4,049	517	4,940	264
Other residential	-	-	-	-	-
Commercial business	1,286	1,771	13	1,517	81
Industrial revenue bonds	-	-	-	-	-
Consumer auto	1,117	1,334	181	1,128	125
Consumer other	356	485	16	383	48
Home equity lines of credit	528	548	4	362	37

Total	$10,267	$11,435	$929	$12,487	$839

	June 30, 2019
		Unpaid
	Recorded	Principal	Specific
	Balance	Balance	Allowance
	(In Thousands)

One- to four-family residential construction	$-	$-	$-
Subdivision construction	261	261	100
Land development	3,556	3,588	-
Commercial construction	-	-	-
Owner occupied one- to four-family residential	2,157	2,434	114
Non-owner occupied one- to four-family residential	764	944	22
Commercial real estate	7,809	7,834	555
Other residential	-	-	-
Commercial business	1,451	1,918	470
Industrial revenue bonds	-	-	-
Consumer auto	1,040	1,230	133
Consumer other	417	651	20
Home equity lines of credit	364	380	3

Total	$17,819	$19,240	$1,417

	Three Months Ended June 30, 2019		Six Months Ended June 30, 2019
	Average		Average
	Investment	Interest	Investment	Interest
	in Impaired	Income	in Impaired	Income
	Loans	Recognized	Loans	Recognized
	(In Thousands)

One- to four-family residential construction	$-	$-	$-	$-
Subdivision construction	280	3	293	5
Land development	1,189	99	601	99
Commercial construction	-	-	-	-
Owner occupied one- to four-family residential	2,839	20	3,097	57
Non-owner occupied one- to four-family residential	815	6	1,296	18
Commercial real estate	6,349	86	5,612	136
Other residential	-	-	-	-
Commercial business	1,626	26	1,700	58
Industrial revenue bonds	-	-	-	-
Consumer auto	1,088	18	1,240	43
Consumer other	401	11	432	22
Home equity lines of credit	290	10	254	17

Total	$14,877	$279	$14,525	$455

At June 30, 2020, $4.2 million of impaired loans had specific valuation allowances totaling $711,000.  At December 31, 2019, $5.2 million of impaired loans had specific valuation allowances totaling $929,000.

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

The following tables present newly restructured loans, which were considered troubled debt restructurings, during the three and six months ended June 30, 2020 and, respectively, by type of modification:

	Three Months Ended June 30, 2020
				Total
	Interest Only	Term	Combination	Modification
	(In Thousands)

Consumer	-	16	28	44
	$-	$16	$28	$44

	Three Months Ended June 30, 2019
				Total
	Interest Only	Term	Combination	Modification
	(In Thousands)

Consumer	$-	$52	$-	$52

	Six Months Ended June 30, 2020
				Total
	Interest Only	Term	Combination	Modification
	(In Thousands)

One- to four-family residential	$-	$-	$130	$130
Consumer	-	16	76	92
	$-	$16	$206	$222

	Six Months Ended June 30, 2019
				Total
	Interest Only	Term	Combination	Modification
	(In Thousands)

Consumer	$-	$79	$-	$79

At June 30, 2020, the Company had $861,000 of loans that were modified in troubled debt restructurings and impaired, as follows:  $24,000 of construction and land development loans, $404,000 of one- to four-family residential mortgage loans, $97,000 of commercial real estate loans, $128,000 of commercial business loans and $208,000 of consumer loans.  Of the total troubled debt restructurings at June 30, 2020, $216,000 were accruing interest and $645,000 were non-accrual assets.  Of the $861,000 in troubled debt restructurings, $670,000 were classified as substandard using the Company’s internal grading system, which is described below.  The Company had no troubled debt restructurings which were modified in the previous 12 months and subsequently defaulted during the six months ended June 30, 2020.  When loans modified as troubled debt restructurings have subsequent payment defaults, the defaults are factored into the determination of the allowance for loan losses to ensure specific valuation allowances reflect amounts considered uncollectible.  At December 31, 2019, the Company had $1.9 million of loans that were modified in troubled debt restructurings and impaired, as follows:  $251,000 of construction and land development loans, $768,000 of single family residential mortgage loans, $412,000 of commercial real estate loans, $156,000 of commercial business loans and $343,000 of consumer loans.  Of the total troubled debt restructurings at December 31, 2019, $1.4 million were accruing interest and $562,000 were non-accrual assets and classified as substandard using the Company’s internal grading system.  The Company had no troubled debt restructurings which were modified in the previous 12 months and subsequently defaulted during the year ended December 31, 2019.

During the three and six months ended June 30, 2020, there were no loans designated as troubled debt restructurings that met the criteria for placement back on accrual status.  The criteria are generally a minimum of six months of consistent and timely payment performance under original or modified terms.  During the three and six months ended June 30, 2019, $14,000 and $63,000 of loans, respectively, all of which consisted of consumer loans, designated as troubled debt restructurings met the criteria for placement back on accrual status.

As of June 30, 2020, we had modified 2,133 loans with a total principal balance outstanding of $1.0 billion, in response to the COVID-19 pandemic. These loan modifications were made as provided for under Section 4013 of the CARES Act and within the guidance provided by the federal banking regulatory agencies, the SEC and the FASB; therefore, they are not considered troubled debt restructurings.

The Company reviews the credit quality of its loan portfolio using an internal grading system that classifies loans as “Satisfactory,” “Watch,” “Special Mention,” “Substandard” and “Doubtful.”  Loans classified as watch are being monitored because of indications of potential weaknesses or deficiencies that may require future classification as special mention or substandard.  Special mention loans possess potential weaknesses that deserve management’s close attention but do not expose the Bank to a degree of risk that warrants substandard classification.  Substandard loans are characterized by the distinct possibility that the Bank will sustain some loss if certain deficiencies are not corrected.  Doubtful loans are those having all the weaknesses inherent to those classified Substandard with the added characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.  Loans not meeting any of the criteria previously described are considered satisfactory.  The FDIC-assisted acquired loans are evaluated using this internal grading system. These loans are accounted for in pools.  Minimal adverse classification in these acquired loan pools was identified as of June 30, 2020 and December 31, 2019, respectively.  See Note 7 for further discussion of the acquired loan pools and the termination of the loss sharing agreements.

The Company evaluates the loan risk internal grading system definitions and allowance for loan loss methodology on an ongoing basis.  The general component of the allowance for loan losses is affected by several factors, including, but not limited to, average historical losses, average life of the loans, current composition of the loan portfolio, current and expected economic conditions, collateral values and internal risk ratings.  Management considers all these factors in determining the adequacy of the Company’s allowance for loan losses.  In early 2018, we expanded our loan risk rating system to allow for further segregation of satisfactory credits.  No significant changes were made to the allowance for loan loss methodology during the year ended December 31, 2019 or the six months ended June 30, 2020.  However, the deterioration of economic conditions that occurred in the six months ended June 30, 2020 and was expected to continue thereafter was a significant factor in the determination of the allowance for loan losses.

The loan grading system is presented by loan class below:

	June 30, 2020
			Special
	Satisfactory	Watch	Mention	Substandard	Doubtful	Total
	(In Thousands)

One- to four-family residential
construction	$33,400	$976	$-	$-	$-	$34,376
Subdivision construction	13,613	-	-	24	-	13,637
Land development	38,646	-	-	-	-	38,646
Commercial construction	1,211,294	-	-	-	-	1,211,294
Owner occupied one- to four-
family residential	460,804	-	-	2,689	-	463,493
Non-owner occupied one- to
four-family residential	118,074	545	-	278	-	118,897
Commercial real estate	1,467,520	61,080	-	3,674	-	1,532,274
Other residential	1,024,591	-	-	-	-	1,024,591
Commercial business	429,065	11,063	-	1,182	-	441,310
Industrial revenue bonds	14,222	-	-	-	-	14,222
Consumer auto	113,229	25	-	673	-	113,927
Consumer other	42,548	88	-	246	-	42,882
Home equity lines of credit	115,735	41	-	517	-	116,293
Loans acquired and accounted
for under ASC 310-30,
net of discounts	110,652	-	-	12	-	110,664

Total	$5,193,393	$73,818	$-	$9,295	$-	$5,276,506

	December 31, 2019
			Special
	Satisfactory	Watch	Mention	Substandard	Doubtful	Total
	(In Thousands)

One- to four-family residential
construction	$33,963	$-	$-	$-	$-	$33,963
Subdivision construction	16,061	27	-	-	-	16,088
Land development	40,431	-	-	-	-	40,431
Commercial construction	1,322,861	-	-	-	-	1,322,861
Owner occupied one- to-four-
family residential	385,001	26	-	1,989	-	387,016
Non-owner occupied one- to-
four-family residential	119,743	419	-	181	-	120,343
Commercial real estate	1,458,400	32,063	-	3,709	-	1,494,172
Other residential	866,006	-	-	-	-	866,006
Commercial business	307,322	4,651	-	1,236	-	313,209
Industrial revenue bonds	13,189	-	-	-	-	13,189
Consumer auto	150,874	47	-	933	-	151,854
Consumer other	46,294	92	-	334	-	46,720
Home equity lines of credit	118,428	43	-	517	-	118,988
Loans acquired and accounted
for under ASC 310-30,
net of discounts	127,192	-	-	14	-	127,206

Total	$5,005,765	$37,368	$-	$8,913	$-	$5,052,046

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

The following table presents the balances of the acquired loans related to the various FDIC-assisted transactions at June 30, 2020 and December 31, 2019.

			Sun Security
	TeamBank	Vantus Bank	Bank	InterBank	Valley Bank
	(In Thousands)

June 30, 2020
Gross loans receivable	$6,380	$8,953	$15,298	$52,327	$33,565
Balance of accretable discount due to change in expected losses	(120)	(53)	(251)	(2,665)	(1,076)
Net carrying value to loans receivable	(6,231)	(8,887)	(14,919)	(48,851)	(31,773)
Expected loss remaining	$29	$13	$128	$811	$716

December 31, 2019
Gross loans receivable	$7,304	$9,899	$17,906	$60,430	$41,032
Balance of accretable discount due to change in expected losses	(159)	(89)	(374)	(5,143)	(1,803)
Net carrying value to loans receivable	(7,118)	(9,797)	(17,392)	(54,442)	(38,452)
Expected loss remaining	$27	$13	$140	$845	$777

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

The amount of the estimated cash flows expected to be received from the acquired loan pools in excess of the fair values recorded for the loan pools is referred to as the accretable yield.  The accretable yield is recognized as interest income over the estimated lives of the loans.  The Company continues to evaluate the fair value of the loans including cash flows expected to be collected.  Increases in the Company’s cash flow expectations are recognized as increases to the accretable yield while decreases are recognized as impairments through the allowance for loan losses.  During the three months ended June 30, 2020 and 2019, improvements in expected cash flows (reclassification of discounts from non-accretable to accretable) related to the acquired loan portfolios resulted in adjustments of $0 and $3.7 million, respectively, to the accretable yield to be spread over the estimated remaining lives of the loans on a level-yield basis.  During the six months ended June 30, 2020 and 2019, improvements in expected cash flows (reclassification of discounts from non-accretable to accretable) related to the acquired loan portfolios resulted in adjustments of $0 and $5.3 million, respectively, to the accretable yield to be spread over the estimated remaining lives of the loans on a level-yield basis.

Because the balance of these adjustments to accretable yield will be recognized generally over the remaining lives of the loan pools, they will impact future periods as well.  As of June 30, 2020, the remaining accretable yield adjustment that will affect interest income is $4.2 million.  Of the remaining adjustments affecting interest income, we expect to recognize $2.2 million of interest income during the remainder of 2020.

The impact to income of adjustments on the Company’s financial results is shown below:

	Three Months Ended		Three Months Ended
	June 30, 2020		June 30, 2019
	(In Thousands, Except Per Share Data and Basis Points Data)

Impact on net interest income/
net interest margin (in basis points)	$1,537	12 bps	$1,399	12 bps
Net impact to pre-tax income	$1,537		$1,399
Net impact net of taxes	$1,187		$1,080
Impact to diluted earnings per share	$0.08		$0.08

	Six Months Ended		Six Months Ended
	June 30, 2020		June 30, 2019
	(In Thousands, Except Per Share Data and Basis Points Data)

Impact on net interest income/
net interest margin (in basis points)	$3,403	14 bps	$2,911	13 bps
Net impact to pre-tax income	$3,403		$2,911
Net impact net of taxes	$2,627		$2,247
Impact to diluted earnings per share	$0.19		$0.16

Changes in the accretable yield for acquired loan pools were as follows for the three and six months ended June 30, 2020 and 2019:

			Sun Security
	TeamBank	Vantus Bank	Bank	InterBank	Valley Bank
	(In Thousands)

Balance, April 1, 2020	$1,078	$1,086	$2,280	$6,357	$4,612
Accretion	(114)	(189)	(266)	(1,857)	(833)
Change in expected accretable yield(1)	(46)	57	(121)	752	344

Balance, June 30, 2020	$918	$954	$1,893	$5,252	$4,123

Balance, April 1, 2019	$1,399	$1,302	$2,444	$7,948	$4,329
Accretion	(180)	(261)	(340)	(1,951)	(1,132)
Change in expected accretable yield(1)	131	186	(245)	2,468	2,347

Balance, June 30, 2019	$1,350	$1,227	$1,859	$8,465	$5,544

(1)

Represents increases (decreases) in estimated cash flows expected to be received from the acquired loan pools, partially due to lower estimated credit losses.  The amounts also include changes in expected accretion of the loan pools for TeamBank, Vantus Bank, Sun Security Bank, InterBank and Valley Bank for the three months ended June 30, 2020, totaling $(46,000), $57,000, $(121,000), $752,000 and $344,000, respectively, and for the three months ended June 30, 2019, totaling $68,000, $186,000, $(336,000), $468,000 and $839,000, respectively.

			Sun Security
	TeamBank	Vantus Bank	Bank	InterBank	Valley Bank
	(In Thousands)

Balance, January 1, 2020	$1,157	$1,123	$1,948	$8,277	$4,578
Accretion	(239)	(420)	(592)	(3,963)	(1,740)
Change in expected accretable yield(1)	-	251	537	938	1,285

Balance, June 30, 2020	$918	$954	$1,893	$5,252	$4,123

Balance, January 1, 2019	$1,356	$1,432	$2,242	$4,994	$3,063
Accretion	(615)	(478)	(781)	(3,979)	(1,985)
Change in expected accretable yield(1)	609	273	398	7,450	4,466

Balance, June 30, 2019	$1,350	$1,227	$1,859	$8,465	$5,544

(1)

Represents increases (decreases) in estimated cash flows expected to be received from the acquired loan pools, partially due to lower estimated credit losses.  The amounts also include changes in expected accretion of the loan pools for TeamBank, Vantus Bank, Sun Security Bank, InterBank and Valley Bank for the six months ended June 30, 2020, totaling $0, $251,000, $537,000, $938,000 and $1.3 million, respectively, and for the six months ended June 30, 2019, totaling $546,000, $273,000, $247,000, $4.6 million and $2.2 million, respectively.

NOTE 8: OTHER REAL ESTATE OWNED AND REPOSSESSIONS

Major classifications of other real estate owned were as follows:

	June 30,	December 31,
	2020	2019
	(In Thousands)

Foreclosed assets held for sale and repossessions
One- to four-family construction	$-	$-
Subdivision construction	350	689
Land development	1,358	1,816
Commercial construction	-	-
One- to four-family residential	291	601
Other residential	-	-
Commercial real estate	-	-
Commercial business	-	-
Consumer	340	545
	2,339	3,651
Foreclosed assets acquired through FDIC-assisted
transactions, net of discounts	1,236	1,003

Foreclosed assets held for sale and repossessions, net	3,575	4,654

Other real estate owned not acquired through foreclosure	860	871

Other real estate owned and repossessions	$4,435	$5,525

At both June 30, 2020 and December 31, 2019, other real estate owned not acquired through foreclosure included six properties, all of which were branch locations that were closed and are held for sale.

At June 30, 2020, residential mortgage loans totaling $751,000 were in the process of foreclosure, $650,000 of which were acquired loans.  This does not include one loan totaling $57,000 that is in the process of foreclosure that is owned by Fannie Mae and serviced by the Bank. Pursuant to Section 4022 of the recently-enacted CARES Act, the Company has suspended all foreclosure proceedings. Under this provision, no mortgage servicer of any federally-backed mortgage loan is permitted to initiate any foreclosure process, whether judicial or non-judicial, move for a foreclosure judgment or order of sale, or execute a foreclosure- related eviction or foreclosure sale for a 60-day period, beginning March 18, 2020. This provision was subsequently extended through August 31, 2020.

At December 31, 2019, residential mortgage loans totaling $1.6 million were in the process of foreclosure, $1.4 million of which were acquired loans.

Expenses applicable to other real estate owned and repossessions included the following:

	Three Months Ended
	June 30,
	2020	2019
	(In Thousands)

Net gains on sales of other real estate owned and repossessions	$(5)	$(244)
Valuation write-downs	50	197
Operating expenses, net of rental income	223	466

	$268	$419

	Six Months Ended
	June 30,
	2020	2019
	(In Thousands)

Net gains on sales of other real estate owned and repossessions	$(101)	$(410)
Valuation write-downs	213	444
Operating expenses, net of rental income	635	1,005

	$747	$1,039

NOTE 9: PREMISES AND EQUIPMENT

Major classifications of premises and equipment, stated at cost, were as follows:

	June 30,	December 31,
	2020	2019
	(In Thousands)

Land	$40,767	$40,632
Buildings and improvements	98,406	96,959
Furniture, fixtures and equipment	58,143	56,986
Operating leases right of use asset	8,979	8,668
	206,295	203,245
Less accumulated depreciation	65,737	61,337

	$140,558	$141,908

Leases.  The Company adopted ASU 2016-02, Leases (Topic 842), on January 1, 2019, using the modified retrospective transition approach whereby comparative periods were not restated.  The Company also elected certain relief options under the

ASU, including the option not to recognize right of use asset and lease liabilities that arise from short-term leases (leases with terms of twelve months or less).   Adoption of this ASU resulted in the Company initially recognizing a right of use asset and corresponding lease liability of $9.5 million during the three months ended March 31, 2019.  The amount of the right of use asset and corresponding lease liability will fluctuate based on the Company’s lease terminations, new leases and lease modifications and renewals. As of June 30, 2020, the lease right to use asset value was $9.0 million and the corresponding lease liability was $9.1 million.

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

ASU 2016-02 also requires certain other accounting elections.  The Company elected the short-term lease recognition exemption for all leases that qualify, meaning those with terms under twelve months.  Right of use assets or lease liabilities are not to be recognized for short-term leases. The Company also elected the practical expedient to not separate lease and non-lease components for all leases.   The Company’s short-term leases related to offsite ATMs have both fixed and variable lease payment components, based on the number of transactions at the various ATMs.  The variable portion of these lease payments is not material and the total lease expense related to ATMs for the three months ended June 30, 2020 and 2019 was $65,000 and $76,000, respectively. The total lease expense related to ATMs for the six months ended June 30, 2020 and 2019, was $126,000 and $149,000, respectively.

The calculated amounts of the right of use assets and lease liabilities in the table below are impacted by the length of the lease term and the discount rate used to present value the minimum lease payments. The Company’s lease agreements often include one or more options to renew the extended term in the calculation of the right of use asset and lease liability. Regarding the discount rate, the ASU requires the use of the rate implicit in the lease at the Company’s discretion. If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the right of use asset and lease liability.  Regarding the discount rate, the ASU requires the use of the rate implicit in the lease whenever this rate is readily determinable. As this rate is rarely determinable, the Company utilizes its incremental borrowing rate at lease inception over a similar term. The discount rate utilized was the FHLBank borrowing rate for the term corresponding to the expected term of the lease.  The remaining expected lease terms range from 2.8 years to 18.4 years with a weighted-average lease term of 9.5 years.  The weighted-average discount rate was 3.24%.

	At or For the Three Months Ended
	June 30, 2020	June 30, 2019
	(In Thousands)
Statement of Financial Condition
Operating leases right of use asset	$8,979	$9,106
Operating leases liability	$9,073	$9,153

Statement of Income
Operating lease costs classified as occupancy and equipment expense	$400	$371
(includes short-term lease costs and amortization of right of use asset)

Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$387	$351

	At or For the Six Months Ended
	June 30, 2020	June 30, 2019
	(In Thousands)
Statement of Financial Condition
Operating leases right of use asset	$8,979	$9,106
Operating leases liability	$9,073	$9,153

Statement of Income
Operating lease costs classified as occupancy and equipment expense	$785	$747
(includes short-term lease costs and amortization of right of use asset)

Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$758	$701
Right of use assets obtained in exchange for lease obligations:
Operating leases	972	$9,538

For the three months ended June 30, 2020 and 2019, lease expense was $400,000 and $371,000, respectively. For the six months ended June 30, 2020 and 2019, lease expense was $785,000 and $747,000, respectively. At June 30, 2020, future expected lease payments for leases with terms exceeding one year were as follows (In Thousands):

2020	$549
2021	1,118
2022	1,116
2023	1,088
2024	1,005
2025	979
Thereafter	4,926

Future lease payments expected	10,781

Less interest portion of lease payments	(1,708)

Lease liability	$9,073

The Company does not sublease any of its leased facilities; however, it does lease to other third parties portions of facilities that it owns.  In terms of being the lessor in these circumstances, all of these lease agreements are classified as operating leases.  In the three months ended June 30, 2020 and 2019, income recognized from these lessor agreements was $271,000 and $285,000, respectively, and was included in occupancy and equipment expense. In the six months ended June 30, 2020 and

2019, income recognized from these lessor agreements was $570,000 and $561,000, respectively, and was included in occupancy and equipment expense.

NOTE 10: DEPOSITS

	June 30,	December 31,
	2020	2019
	(In Thousands)

Time Deposits:
0.00% - 0.99%	$478,525	$122,649
1.00% - 1.99%	894,301	523,816
2.00% - 2.99%	315,071	1,053,914
3.00% - 3.99%	18,822	19,849
4.00% - 4.99%	421	881
Total time deposits (weighted average rate 1.44% and 2.09%)	1,707,140	1,721,109
Non-interest-bearing demand deposits	879,245	687,068
Interest-bearing demand and savings deposits (Weighted average rate 0.34% and 0.55%)	1,925,773	1,551,929
Total Deposits	$4,512,158	$3,960,106

NOTE 11: ADVANCES FROM FEDERAL HOME LOAN BANK

At June 30, 2020 and December 31, 2019, there were no outstanding term advances from the Federal Home Loan Bank of Des Moines (FHLBank advances).  There were overnight funds from the Federal Home Loan Bank of Des Moines as of December 31, 2019, which are included below in Note 12.

NOTE 12: SECURITIES SOLD UNDER REVERSE REPURCHASE AGREEMENTS AND SHORT-TERM BORROWINGS

	June 30, 2020	December 31, 2019
	(In Thousands)

Notes payable – Community Development Equity Funds	$1,279	$1,267
Other interest-bearing liabilities	-	30,890
Overnight borrowings from the Federal Home Loan Bank	-	196,000
Securities sold under reverse repurchase agreements	191,624	84,167

	$192,903	$312,324

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

	June 30, 2020	December 31, 2019
	Overnight and	Overnight and
	Continuous	Continuous
(In Thousands)

Mortgage-backed securities – GNMA, FNMA, FHLMC	$191,624	$84,167

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

On June 10, 2020, the Company completed the public offering and sale of $75.0 million of its subordinated notes.  The notes are due June 15, 2030, and have a fixed interest rate of 5.50% until June 15, 2025, at which time the rate becomes floating at a rate expected to be equal to three-month term Secured Overnight Financing Rate (SOFR) plus 5.325%.  The Company may call the notes at par beginning on June 15, 2025, and on any scheduled interest payment date thereafter.  The notes were sold at par, resulting in net proceeds, after underwriting discounts and commissions, legal, accounting and other professional fees, of approximately $73.5 million.  Total debt issuance costs of approximately $1.5 million were deferred and are being amortized over the expected life of the notes, which is five years.

Amortization of the debt issuance costs during the three and six months ended June 30, 2020, totaled $134,000 and $242,000, respectively. Amortization of the debt issuance costs during the three and six months ended June 30, 2019, totaled $108,000 and $217,000, respectively. Amortization of the debt issuance costs is included in interest expense on subordinated notes in the consolidated statements of income, resulting in an imputed interest rate of 5.99%.

At June 30, 2020 and December 31, 2019, subordinated notes are summarized as follows:

	June 30, 2020	December 31, 2019
	(In Thousands)

Subordinated notes	$150,000	$75,000
Less: unamortized debt issuance costs	1,968	724
	$148,032	$74,276

NOTE 14: INCOME TAXES

Reconciliations of the Company’s effective tax rates to the statutory corporate tax rates were as follows:

	Three Months Ended June 30,
	2020	2019

Tax at statutory rate	21.0%	21.0%
Nontaxable interest and dividends	(0.5)	(0.5)
Tax credits	(4.3)	(4.2)
State taxes	1.5	1.2
Other	1.6	(0.7)
	19.3%	16.8%

	Six Months Ended June 30,
	2020	2019

Tax at statutory rate	21.0%	21.0%
Nontaxable interest and dividends	(0.5)	(0.5)
Tax credits	(3.9)	(4.4)
State taxes	(0.2)	1.3
Other	1.0	0.3
	17.4%	17.7%

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

Financial instruments are broken down by recurring or nonrecurring measurement status. Recurring assets are initially measured at fair value and are required to be remeasured at fair value in the financial statements at each reporting date. Assets measured on a nonrecurring basis are assets that, due to an event or circumstance, were required to be remeasured at fair value after initial recognition in the financial statements at some time during the reporting period.

The Company considers transfers between the levels of the hierarchy to be recognized at the end of related reporting periods.  From December 31, 2019 to June 30, 2020, no assets for which fair value is measured on a recurring basis transferred between any levels of the hierarchy.

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying statements of financial condition measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fell at June 30, 2020 and December 31, 2019:

		Fair value measurements using
		Quoted prices
		in active
		markets	Other	Significant
		for identical	observable	unobservable
		assets	inputs	inputs
	Fair value	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)

June 30, 2020
Agency mortgage-backed securities	$174,022	$-	$174,022	$-
Agency collateralized mortgage obligations	179,833	-	179,833	-
States and political subdivisions	71,203	-	71,203	-
Small Business Administration securities	21,877	-	21,877	-
Interest rate derivative asset	6,580	-	6,580	-
Interest rate derivative liability	(7,221)	-	(7,221)	-

December 31, 2019
Agency mortgage-backed securities	$165,042	$-	$165,042	$-
Agency collateralized mortgage obligations	151,950	-	151,950	-
States and political subdivisions	35,125	-	35,125	-
Small Business Administration	22,058	-	22,058	-
Interest rate derivative asset	31,476	-	31,476	-
Interest rate derivative liability	(1,547)	-	(1,547)	-

The following is a description of inputs and valuation methodologies used for assets recorded at fair value on a recurring basis and recognized in the accompanying statements of financial condition at June 30, 2020 and December 31, 2019, as well as the general classification of such assets pursuant to the valuation hierarchy.  There have been no significant changes in the valuation techniques during the six-month period ended June 30, 2020. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

Available-for-Sale Securities. Investment securities available for sale are recorded at fair value on a recurring basis. The fair values used by the Company are obtained from an independent pricing service, which represent either quoted market prices for the identical asset or fair values determined by pricing models, or other model-based valuation techniques, that consider observable market data, such as interest rate volatilities, LIBOR yield curve, credit spreads and prices from market makers and live trading systems.  Recurring Level 2 securities include U.S. government agency securities, mortgage-backed securities, state and municipal bonds and certain other investments. Inputs used for valuing Level 2 securities include observable data that may include dealer quotes, benchmark yields, market spreads, live trading levels and market consensus prepayment speeds, among other things. Additional inputs include indicative values derived from the independent pricing service’s proprietary computerized models.  There were no recurring Level 3 securities at June 30, 2020 or December 31, 2019.

Interest Rate Derivatives. The fair value is estimated using forward-looking interest rate curves and is determined using observable market rates and, therefore, are classified within Level 2 of the valuation hierarchy.

Nonrecurring Measurements

The following tables present the fair value measurements of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2020 and December 31, 2019:

		Fair Value Measurements Using
		Quoted prices
		in active
		markets	Other	Significant
		for identical	observable	unobservable
		assets	inputs	inputs
	Fair value	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)

June 30, 2020
Impaired loans	$2,710	$-	$-	$2,710

Foreclosed assets held for sale	$97	$-	$-	$97

December 31, 2019
Impaired loans	$635	$-	$-	$635

Foreclosed assets held for sale	$1,112	$-	$-	$1,112

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

Loans Held for Sale.  Mortgage loans held for sale are recorded at the lower of carrying value or fair value.  The fair value of mortgage loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics.  As such, the Company classifies mortgage loans held for sale as Nonrecurring Level 2.  Write-downs to fair value typically do not occur as the Company generally enters into commitments to sell individual mortgage loans at the time the loan is originated to reduce market risk.  The Company typically does not have commercial loans held for sale.  At June 30, 2020 and December 31, 2019, the aggregate fair value of mortgage loans held for sale exceeded their cost.  Accordingly, no mortgage loans held for sale were marked down and reported at fair value.

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

The Company records impaired loans as Nonrecurring Level 3. If a loan’s fair value as estimated by the Company is less than its carrying value, the Company either records a charge-off of the portion of the loan that exceeds the fair value or establishes a reserve within the allowance for loan losses specific to the loan.  Loans for which such charge-offs or reserves were recorded during the six months ended June 30, 2020 or the year ended December 31, 2019, are shown in the table above (net of reserves).

Foreclosed Assets Held for Sale.  Foreclosed assets held for sale are initially recorded at fair value less estimated cost to sell at the date of foreclosure.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less estimated cost to sell.  Foreclosed assets held for sale are classified within Level 3 of the fair value hierarchy.  The foreclosed assets represented in the table above have been re-measured during the six months ended June 30, 2020 or the year ended December 31, 2019, subsequent to their initial transfer to foreclosed assets.

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

	June 30, 2020			December 31, 2019
	Carrying	Fair	Hierarchy	Carrying	Fair	Hierarchy
	Amount	Value	Level	Amount	Value	Level
	(In Thousands)

Financial assets
Cash and cash equivalents	$473,645	$473,645	1	$220,155	$220,155	1
Mortgage loans held for sale	20,188	20,188	2	9,242	9,242	2
Loans, net of allowance for loan losses	4,399,645	4,392,396	3	4,153,982	4,129,984	3
Interest receivable	14,759	14,759	3	13,530	13,530	3
Investment in FHLBank stock and other interest-earning assets	11,276	11,276	3	13,473	13,473	3

Financial liabilities
Deposits	4,512,158	4,524,749	3	3,960,106	3,963,875	3
Short-term borrowings	192,903	192,903	3	312,324	312,324	3
Subordinated debentures	25,774	25,774	3	25,774	25,774	3
Subordinated notes	148,032	149,625	2	74,276	76,875	2
Interest payable	3,464	3,464	3	4,250	4,250	3

Unrecognized financial instruments (net of contractual value)
Commitments to originate loans	-	-	3	-	-	3
Letters of credit	48	48	3	109	109	3
Lines of credit	-	-	3	-	-	3

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

As part of the Valley Bank FDIC-assisted acquisition, the Company acquired seven loans with related interest rate swaps.  Valley’s swap program differed from the Company’s in that Valley did not have back to back swaps with the customer and a counterparty.  Five of the seven acquired loans with interest rate swaps have paid off.  The aggregate notional amount of the two remaining Valley swaps was $633,000 at June 30, 2020.  At June 30, 2020, excluding the Valley Bank swaps, the Company had 20 interest rate swaps totaling $148.6 million in notional amount with commercial customers, and 20 interest rate swaps with the same aggregate notional amount with third parties related to its program.  In addition, the Company has four participation loans purchased totaling $27.9 million, in which the lead institution has an interest rate swap with its customer and the economics of the counterparty swap are passed along to the Company through the loan participation.  At December 31, 2019, excluding the Valley Bank swaps, the Company had 19 interest rate swaps totaling $96.0 million in notional amount with commercial customers, and 19 interest rate swaps with the same notional amount with third parties related to its program.  During the three months ended June 30, 2020 and 2019, the Company recognized net losses of $106,000 and $44,000, respectively, in noninterest income related to changes in the fair value of these swaps.  During the six months ended June 30, 2020 and 2019, the Company recognized net losses of $514,000 and $68,000, respectively, in noninterest income related to changes in the fair value of these swaps.

Cash Flow Hedges

Interest Rate Swap.  As a strategy to maintain acceptable levels of exposure to the risk of changes in future cash flows due to interest rate fluctuations, in October 2018, the Company entered into an interest rate swap transaction as part of its ongoing interest rate management strategies to hedge the risk of its floating rate loans. The notional amount of the swap was $400 million with a termination date of October 6, 2025. Under the terms of the swap, the Company received a fixed rate of interest of 3.018% and paid a floating rate of interest equal to one-month USD-LIBOR. The floating rate reset monthly and net settlements of interest due to/from the counterparty also occurred monthly. To the extent that the fixed rate of interest exceeded one-month USD-LIBOR, the Company received net interest settlements which were recorded as loan interest income. If USD-LIBOR exceeded the fixed rate of interest in future periods, the Company was required to pay net settlements to the counterparty and recorded those net payments as a reduction of interest income on loans. The Company recorded loan interest income of $2.0 million and $568,000 on this interest rate swap during the three months ended June 30, 2020 and 2019, respectively. The Company recorded loan interest income of $3.6 million and $1.1 million on this interest rate swap during the six months ended June 30, 2020 and 2019, respectively. The effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affected earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. During each of the three and six months ended June 30, 2020 and 2019, the Company recognized no noninterest income related to changes in the fair value of this derivative.

On March 2, 2020, the Company and its swap counterparty mutually agreed to terminate the swap, effective immediately.  The Company received a payment of $45.9 million, including accrued but unpaid interest, from its swap counterparty as a result of this termination.  This $45.9 million, less the accrued interest portion and net of deferred income taxes, is reflected in the Company’s stockholders’ equity as Accumulated Other Comprehensive Income and a portion of it will be accreted to interest income on loans monthly through the original contractual termination date of October 6, 2025.  This will have the effect of reducing Accumulated Other Comprehensive Income and increasing Net Interest Income and Retained Earnings over the period. In each quarterly period, commencing with the quarter ended June 30, 2020, until the original contract termination date, the Company expects to record loan interest income related to this swap transaction of approximately $2.0 million, based on the termination value of the swap.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Financial Condition:

	Location in	Fair Value
	Consolidated Statements	June 30,	December 31,
	of Financial Condition	2020	2019
		(In Thousands)
Derivatives designated as hedging instruments
Interest rate swap	Prepaid expenses and other assets	$-	$30,056

Total derivatives designated as hedging instruments		$-	$30,056

Derivatives not designated as hedging instruments
Asset Derivatives
Interest rate products	Prepaid expenses and other assets	$6,580	$1,420

Total derivatives not designated as hedging instruments		$6,580	$1,420

Liability Derivatives
Interest rate products	Accrued expenses and other liabilities	$7,221	$1,547

Total derivatives not designated as hedging instruments		$7,221	$1,547

The following table presents the effect of cash flow hedge accounting on the statements of comprehensive income:

	Amount of Gain (Loss)
	Recognized in AOCI
	Three Months Ended June 30,
Cash Flow Hedges	2020	2019
	(In Thousands)

Interest rate swap, net of income taxes	$(1,564)	$8,528

	Amount of Gain (Loss)
	Recognized in AOCI
	Six Months Ended June 30,
Cash Flow Hedges	2020	2019
	(In Thousands)

Interest rate swap, net of income taxes	$9,852	$14,328

The following table presents the effect of cash flow hedge accounting on the statements of income:

Three Months Ended June 30,
Cash Flow Hedges	2020		2019
	Interest	Interest	Interest	Interest
	Income	Expense	Income	Expense
(In Thousands)

Interest rate swap	$ 2,025	$ -	$ 568	$ -

Six Months Ended June 30,
Cash Flow Hedges	2020		2019
	Interest	Interest	Interest	Interest
	Income	Expense	Income	Expense
(In Thousands)

Interest rate swap	$ 3,581	$ -	$ 1,081	$ -

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

At June 30, 2020, the termination value of derivatives with our derivative dealer counterparties (related to loan level swaps with commercial lending customers) in a net liability position, which included accrued interest but excluded any adjustment for nonperformance risk, related to these agreements was $7.3 million. The Company has minimum collateral posting thresholds with its derivative dealer counterparties. At June 30, 2020, the Company’s activity with two of its derivative counterparties met the level at which the minimum collateral posting thresholds take effect (collateral to be given by the Company) and the Company had posted collateral totaling $7.0 million to the derivative counterparties to satisfy the loan level agreements. If the Company had breached any of these provisions at June 30, 2020 or December 31, 2019, it could have been required to settle its obligations under the agreements at the termination value.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

When used in this Quarterly Report and in other documents filed or furnished by Great Southern Bancorp, Inc. (the “Company”) with the Securities and Exchange Commission (the "SEC"), in the Company's press releases or other public or stockholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases “may,” “might,” “could,” “should,” "will likely result," "are expected to," "will continue," "is anticipated," “believe,” "estimate," "project," "intends" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements also include, but are not limited to, statements regarding plans, objectives, expectations or consequences of announced transactions, known trends and statements about future performance, operations, products and services of the Company. The Company’s ability to predict results or the actual effects of future plans or strategies is inherently uncertain, and the Company’s actual results could differ materially from those contained in the forward-looking statements. The novel coronavirus disease, or COVID-19, pandemic is adversely affecting the Company, its customers, counterparties, employees, and third-party service providers, and the ultimate extent of the impacts on the Company’s business, financial position, results of operations, liquidity, and prospects is uncertain. Continued deterioration in general business and economic conditions, including further increases in unemployment rates, or turbulence in domestic or global financial markets could adversely affect the Company’s revenues and the values of its assets and liabilities, reduce the availability of funding, lead to a tightening of credit, and further increase stock price volatility. In addition, changes to statutes, regulations, or regulatory policies or practices as a result of, or in response to, COVID-19, could affect the Company in substantial and unpredictable ways.

Other factors that could cause or contribute to such differences include, but are not limited to: (i) expected revenues, cost savings, earnings accretion, synergies and other benefits from the Company's  merger and acquisition activities might not be realized within the anticipated time frames or at all, and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, might be greater than expected; (ii) changes in economic conditions, either nationally or in the Company's market areas; (iii) fluctuations in interest rates; (iv) the risks of lending and investing activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses; (v) the possibility of other-than-temporary impairments of securities held in the Company's securities portfolio; (vi) the Company's ability to access cost-effective funding; (vii) fluctuations in real estate values and both residential and commercial real estate market conditions; (viii) the ability to adapt successfully to technological changes to meet customers' needs and developments in the marketplace; (ix) the possibility that security measures implemented might not be sufficient to mitigate the risk of a cyber-attack or cyber theft, and that such security measures might not protect against systems failures or interruptions; (x) legislative or regulatory changes that adversely affect the Company's business, including, without limitation, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and its implementing regulations, the overdraft protection regulations and customers' responses thereto and the Tax Cut and Jobs Act; (xi) changes in accounting policies and practices or accounting standards, including Accounting Standards Update 2016-13, Credit Losses (Topic 326), “Measurement of Credit Losses on Financial Instruments,” commonly referenced as the Current Expected Credit Loss model, which, upon adoption, is expected to result in an increase in the Company’s allowance for credit losses; (xii) monetary and fiscal policies of the Federal Reserve Board and the U.S. Government and other governmental initiatives affecting the financial services industry; (xiii) results of examinations of the Company and Great Southern Bank by their regulators, including the possibility that the regulators may, among other things, require the Company to limit its business activities, change its business mix, increase its allowance for loan losses, write-down assets or increase its capital levels, or affect its ability to borrow funds or maintain or increase deposits, which could adversely affect its liquidity and earnings; (xiv) costs and effects of litigation, including settlements and judgments; (xv) competition; (xvi) uncertainty regarding the future of LIBOR; and (xvii) natural disasters, war, terrorist activities or civil unrest and their effects on economic and business environments in which the Company operates. The Company wishes to advise readers that the factors listed above and other risks described from time to time in documents filed or furnished by the Company with the SEC could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Company does not undertake-and specifically declines any obligation- to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Critical Accounting Policies, Judgments and Estimates

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and general practices within the financial services industry. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

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

Goodwill and Intangible Assets

Goodwill and intangible assets that have indefinite useful lives are subject to an impairment test at least annually and more frequently if circumstances indicate their value may not be recoverable. Goodwill is tested for impairment using a process that estimates the fair value of each of the Company’s reporting units compared with its carrying value. The Company defines reporting units as a level below each of its operating segments for which there is discrete financial information that is regularly reviewed. As of June 30, 2020, the Company had one reporting unit to which goodwill has been allocated – the Bank.  If the fair value of a reporting unit exceeds its carrying value, then no impairment is recorded. If the carrying value exceeds the fair value of a reporting unit, further testing is completed comparing the implied fair value of the reporting unit’s goodwill to its carrying value to measure the amount of impairment, if any. Intangible assets that are not amortized must be tested for impairment at least annually by comparing the fair values of those assets to their carrying values. At June 30, 2020, goodwill consisted of $5.4 million at the Bank reporting unit, which included goodwill of $4.2 million that was recorded during 2016 related to the acquisition of 12 branches from Fifth Third Bank.  Other identifiable intangible assets that are subject to amortization are amortized on a straight-line basis over a period of seven years. At June 30, 2020, the amortizable intangible assets consisted of core deposit intangibles of $2.1 million, which are reflected in the table below.  These amortizable intangible assets are reviewed for impairment if circumstances indicate their value may not be recoverable based on a comparison of fair value.

At June 30, 2020, the Company evaluated the current circumstances brought about by the COVID-19 pandemic and its effect on the valuation of the Company and other bank holding companies and determined that no triggering event had occurred requiring an evaluation of goodwill or other intangible asset impairment. While the Company believes no impairment of its goodwill or other intangible assets existed at June 30, 2020, different conditions or assumptions used to measure fair value of reporting units, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of the Company’s impairment evaluation in the future.

A summary of goodwill and intangible assets is as follows:

	June 30, 2020	December 31, 2019
	(In Thousands)

Goodwill – Branch acquisitions	$5,396	$5,396
Deposit intangibles
Boulevard Bank	92	153
Valley Bank	400	600
Fifth Third Bank	1,633	1,949
	2,125	2,702
	$7,521	$8,098

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

Subsequently, economic conditions improved considerably, as indicated by higher consumer confidence levels, increased economic activity and low unemployment levels. The US economy continued to operate at historically strong levels until the impact of COVID-19 began to take its toll in March 2020.  While the severity and extent of the COVID-19 pandemic on the global, national and regional economies is still uncertain, it will most likely have a detrimental impact on the performance of our loan portfolio.  Short-term modifications to loan terms to help our customers navigate through the current situation were made in accordance with guidance from the banking regulatory authorities. These modifications did not result in these loans being classified as troubled debt restructurings, potential problem loans or non-performing loans. Among the more severely impacted industries in our portfolio are retail, motels/hotels and restaurants.

In June 2020, the national unemployment rate declined to 11.1%, down from 13.3% in May 2020.  Improvements in the labor market during the month of June reflected the continued resumption of economic activity that had been curtailed in March and April due to the COVID-19 pandemic and efforts to contain it. Employment nationally in leisure and hospitality increased by 2.1 million, mainly in food services and drinking places. Notable job gains also occurred in retail trade, education and health services, other services, manufacturing, and professional and business services. Unemployment rates will likely remain volatile and dependent upon the degree to which the COVID-19 pandemic is contained.

The unemployment rate for the Midwest, where the Company conducts most of its business, increased from 4.1% in March 2020 to 11% in June 2020.  Unemployment rates for June 2020 in the other states where the Company conducts business were Arkansas at 8.0%, Colorado at 10.5%, Georgia at 7.6%, Illinois at 14.6%, Iowa at 8.0%, Kansas at 7.5%, Minnesota at 8.6%, Missouri at 7.9%, Nebraska at 6.7%, Oklahoma at 6.6%, and Texas at 8.6%. Of the metropolitan areas in which the Company does business, the largest year-over-year employment decreases occurred in the Chicago area with a decrease of 466,800 jobs, ending with an unemployment rate in June 2020 of 15.6%, the highest among the metropolitan areas in which the Company does business. Denver had the second highest unemployment rate at 11.1% in the Company’s metropolitan footprint. While all of the areas in the Company’s metropolitan footprint had an increase in unemployment due to the ongoing pandemic, other than Chicago and Denver, their unemployment rates for June 2020 were below the national unemployment rate of 11.1%.

Housing

Sales of newly built single-family homes for June 2020 were at a seasonally adjusted annual rate of 776,000 according to U.S. Census Bureau and the Department of Housing and Urban Development (“HUD”) estimates.  This is 13.8% above the revised May 2020 rate of 682,000, and 6.9% above the June 2019 rate of 726,000.  The median sales price of new houses sold in June 2020 was $329,200 up slightly from $310,400 a year earlier.  The June 2020 average sales price of $384,700 was up slightly from $368,600 a year ago.  The inventory of new homes for sale at the end of June 2020 would support 4.7 months’ supply at the current sales pace, down from 6.3 months in June 2019.

Existing-home sales rebounded at a record pace in June 2020, showing strong signs of a market turnaround after three straight months of sales declines caused by the ongoing pandemic, according to the National Association of Realtors (NAR). Each of the four major regions achieved month-over month growth, with the West experiencing the greatest sales recovery. Existing-home sales jumped 20.7% in June 2020 from May 2020; however, sales for June 2020 were down 11.3% from June 2019, according to NAR. Total existing home sales reached a seasonally adjusted rate of 4.72 million in June 2020. Total housing inventory at the end of June 2020 was at 1.57 million, up 1.3% from May 2020, but down 18.2% from June 2019. This marks 13 straight months of year-over-year declines.  It will take 4.0 months to move the current level of inventory at the current sales pace. It takes approximately 24 days for a home to go from listing to a contract in the current housing market, equal to 27 days, or 0.3 months, from a year ago.

The median existing home price for all housing types in June 2020 was $295,300, up 3.5% from a year ago. This price increase marks the 100th straight month of year-over-year gains. The Midwest region had the smallest price gain of the four regions with a median existing home sale price for June 2020 of $236,900, which is a 3.2% increase from a year ago. First-time buyers nationally accounted for 35% of sales in June 2020, up from 34% in May and about equal to 35% in June 2019.

According to Freddie Mac, the average commitment rate for a 30-year, conventional, fixed-rate mortgage increased to 3.16% in June 2020, down from 3.23% in May 2020. The average commitment rate for all of 2019 was 3.94 percent, down from 4.54 percent for 2018.

The effects of the COVID-19 pandemic on real estate markets are already appearing in CoStar's multifamily data with daily asking rents for apartment units declining since March 11, 2020 – just as the prime leasing season began to unfold. After flattening in May 2020, rents began to rebound in June 2020 as cities nationwide worked to reopen their economies and the national job market continued to show signs of recovering.  A $2 trillion+ federal stimulus package included direct cash payments to renter households of around $85 billion, which helped mitigate the impact on the apartment sector. Fannie Mae, Freddie Mac, and HUD all announced prohibitions on evictions in all GSE-financed communities, and the National Multifamily Housing Council (NMHC) has published guidelines to its members to avoid evictions and delay rent hikes.  The long-term outlook for apartment demand may be affected by changes in attitudes regarding working from home and changes in personal circumstances such as  divorces, marriages, and births.

As of the end of June 2020, national apartment vacancy rates had increased slightly to 6.8% while our market areas reflected the following vacancy levels: Springfield, Mo. at 5.0%, St. Louis at 9.2%, Kansas City at 7.6%, Minneapolis at 5.5%, Tulsa, Okla. at 7.9%, Dallas-Fort Worth at 8.4%, Chicago at 7.0%, Atlanta at 8.9% and Denver at 8.1%.

Commercial Real Estate Other Than Housing

The full impact of the COVID-19 pandemic on the U.S. office sector remains unclear, but per CoStar, a steep decline in leasing and transaction volume is expected to continue beyond the second quarter of 2020.   Demand for U.S. office space ended the first quarter of 2020 in positive territory, though it was the lowest quarterly total since 2011 and much of the positive absorption occurred prior to March 2020. That positive absorption reversed sharply in the second quarter of 2020, with demand posting the largest negative total since mid-2009.   Annual rent growth has been slowing over the past couple of quarters, but remained positive in the first quarter of 2020. Even before the disruption caused by the COVID-19, the trend of slowing growth was expected to continue in 2020 and beyond.

The retail sector of commercial real estate remains one of the most vulnerable to the impact of COVID-19.  Gradual store re-openings throughout the nation and the relaxation of social distancing restrictions has modestly lifted consumer confidence and given hope for stabilization in the industry.  However, increasing infection rates throughout many Southern states threaten the continued path to stability, creating additional uncertainty for retailers already struggling with reduced revenues and limited liquidity.  Decline in sales in apparel, department stores, retail shops and restaurants, those sectors believed to be among the most hurt by the pandemic, will affect malls, strip centers and outlet centers by subsequent increases in vacancies. The wave of retail bankruptcies is expected to continue; however, tenants with essential-oriented offerings have thus far weathered the storm and arisen as a modest source of positive demand.

Though the industrial sector may fare best among commercial real estate sectors, its operating fundamentals will not fully escape the negative impacts of COVID-19. Dampened aggregate demand and reduced export growth along with disrupted and curtailed supply chains present a headwind for port markets and industrial distribution operators. Meanwhile, labor shortages arising from mandatory construction suspensions place further pressure on industrial operators, distributors and manufacturers. Negative factors in the industry are countered somewhat with the increased activity of large tenant groups including Amazon, third party logistics providers and larger retailers.

Under CoStar’s Base Case forecast, the moderation in demand, taking into consideration a considerable development pipeline, may result in a vacancy rate in the mid 6% range, which is still well below the peak of 10.6% reached during the Great Recession of 2007 to 2009.

The degree to which the commercial real estate sector will suffer is yet unknown, as the path and progression of the pandemic, and the economy's response to measures taken to control the spread of the virus remains fluid. In addition to forced and voluntary store closures, many retailers will struggle amid near-total loss of foot traffic, declining consumer sentiment, lost wages and restrained consumer spending activity.

Our management will continue to monitor regional, national, and global economic indicators such as unemployment, GDP, housing starts and prices, and commercial real estate occupancy, absorption and rental rates, as these could significantly affect customers in each of our market areas.

COVID-19 Impact to Our Business and Response

Great Southern is actively monitoring and responding to the effects of the rapidly-changing COVID-19 pandemic. As always, the health, safety and well-being of our customers, associates and communities are the Company’s top priorities. Centers for Disease Control and Prevention (CDC) guidelines, as well as directives from federal, state and local officials, are being closely followed to make informed operational decisions.

In January 2020, the Company activated its long-established Pandemic Response Plan.  This plan promotes the health and safety of the Company’s constituents and specifies responsive actions to support continuous service for customers. A summary of the Company’s major COVID-19 responses and actions are highlighted below.

Great Southern Associates:  During this unprecedented time, the Company is working diligently with its nearly 1,200 associates to enforce CDC-advised health, hygiene and social distancing practices.  Approximately 50% of non-frontline associates are currently working from home. Teams in nearly every operational department have been split, with part of each team working at an off-site disaster recovery facility to promote social distancing and to avoid service disruptions. To date, there have been no service disruptions or reductions in staffing.

Paid time off and other benefits were enhanced and implemented to support Great Southern associates. Part-time associates were awarded paid sick benefits for the first time. Any full-time or part-time associate will receive full pay if placed under a restrictive quarantine due to COVID-19 infection or direct exposure to an infected individual. The Company’s Employee Assistance Program (EAP) was enhanced at no cost to associates and family members seeking counseling services for mental health and emotional support needs.

Great Southern Communities:  To support local COVID-19 relief efforts, in March 2020, Great Southern committed up to $300,000 to Feeding America food banks, local United Way agencies and other nonprofit organizations to address food insecurity and support critical health and human services. Throughout the second quarter of 2020, these funds were distributed to agencies serving Great Southern local markets across its 11-state franchise.

Great Southern Customers:  During the COVID-19 pandemic, taking care of customers and providing uninterrupted access to services are top priorities. As always, customers can conduct their banking business using the banking center network, online and mobile banking services, ATMs, Telephone Banking, and online account opening services.  As health conditions in local markets dictate, Great Southern banking center lobbies are open following strict social distancing guidance from the CDC and local government officials. If customer lobbies are closed in a market area, then drive-thru service and in-person service by appointment are available.

The COVID-19 pandemic is causing a growing number of customers to experience financial uncertainty and hardships. The Company has been reaching out to customers and is strongly encouraging customers to call for assistance. Certain account maintenance and service fees are being waived or refunded for depository customers. Payment relief options and loan modifications for consumer and commercial loan customers are available on a case-by-case basis.  See Loan Modifications below for further details of loan modifications to date.

The Company has been actively utilizing the CARES Act stimulus package to assist consumers and businesses. The CARES Act made available Small Business Administration (SBA) lending programs that offer relief for small businesses, including the Paycheck Protection Program (PPP). Great Southern is participating in the PPP, which provides emergency financial support to small businesses (primarily those with less than 500 employees) by offering federally guaranteed loans through the SBA. These loans may be eligible for forgiveness contingent upon how the loan proceeds are used by the borrower. Through June 30, 2020, Great Southern has originated nearly 1,600 PPP loans totaling approximately $120 million.

As a resource to customers, a COVID-19 information center has been made available on the Company’s website, www.GreatSouthernBank.com.  General information about the Company’s pandemic response, how to receive assistance, and how to avoid COVID-19 scams and fraud are included.

Impacts to Our Business Going Forward:  The magnitude of the impact on the Company of the COVID-19 pandemic is not yet fully known, and will depend on the length and severity of the economic downturn brought on by the pandemic. The Company expects that the COVID-19 pandemic will impact our business in future periods in one or more of the following ways, among others. Each of these factors could, individually or collectively, result in reduced net income in future periods.

•Significantly lower market interest rates will have a negative impact on our variable rate loans indexed to LIBOR and prime

•Certain fees for deposit and loan products may be waived or reduced

•Point-of-sale fee income may decline due to a decrease in spending by our debit card customers as they deal with “Stay at Home” requirements and other restrictions and may be adversely affected by reductions in their personal income and job losses

•Non-interest expenses may increase to deal with the effects of the COVID-19 pandemic, including cleaning costs, supplies, equipment and other items

•Banking center lobbies have now reopened, but could be closed again if the pandemic situation worsens

•Additional loan modifications may occur and borrowers may default on their loans, which may necessitate further increases to the allowance for loan losses

•The contraction in economic activity may reduce demand for our loans and for our other products and services

Paycheck Protection Program Loans

As noted above, Great Southern is actively participating in the PPP through the SBA. The PPP has been met with very high demand throughout the country, resulting in a second round of funding through an amendment to the CARES Act.  As of June 30, 2020, we originated approximately 1,600 PPP loans totaling approximately $120 million.  Great Southern has received $4.7 million in fees from the SBA for originating these loans based on the amount of each loan.  The fees, net of origination costs, will be deferred in accordance with standard accounting practices and will be accreted to interest income on loans over the contractual life of each loan.  These loans generally have a contractual maturity of two years from origination date, but may be repaid or forgiven (by the SBA).  If these loans are repaid or forgiven prior to their contractual maturity date, the remaining deferred fee for such loan will be accreted to interest income on loans immediately.  We expect a high percentage of these net deferred fees will accrete to interest income in the remainder of 2020.

Loan Modifications

Through June 30, 2020, we have modified 431 commercial loans with an aggregate principal balance outstanding of $931 million and 1,702 consumer and mortgage loans with an aggregate principal balance outstanding of $80 million. The loan modifications are within the guidance provided by the CARES Act, the federal banking regulatory agencies, the Securities and Exchange Commission and the Financial Accounting Standards Board; therefore, they are not considered troubled debt restructurings or classified assets for regulatory purposes.  The modified loans are in the following categories (dollars in millions):

Collateral Type	# of Loans Modified	$ of Loans Modified	Interest Only 3 Months	Interest Only 4-6 Months	Interest Only 7-12 Months	Full Payment Deferral 3 Months	Full Payment Deferral 6 Months	Weighted Average Loan to Value

Retail	103	$261.3	$239.0	$4.3	$8.9	$5.6	$3.5	65%
Multifamily	52	190.5	166.1	24.4	—	—	—	69%
Healthcare	24	143.1	96.5	11.3	—	—	35.3	64%
Hotel/Motel	23	129.8	88.4	—	—	10.2	31.2	65%
Office	40	80.4	77.4	—	0.3	—	2.7	56%
Warehouse/Other	45	54.3	38.7	0.3	7.8	0.3	7.2	55%
Restaurants	36	36.9	20.6	—	—	1.8	14.5	61%
Commercial Business	92	27.9	14.3	2.0	5.5	—	6.1
Land	16	6.7	4.3	—	1.0	—	1.4
Total Commercial	431	930.9	745.3	42.3	23.5	17.9	101.9

Residential Mortgage	273	62.5	24.2	1.5	—	36.8	—	70%
Consumer	1,429	17.4	—	—	—	17.4	—
Total Consumer	1,702	79.9	24.2	1.5	—	54.2	—

Total	2,133	$1,010.8	$769.5	$43.8	$23.5	$72.1	$101.9

During July 1 through September 30, 2020, loans with an aggregate principal balance outstanding of $724 million were scheduled to return to their normal payment status.  Based on discussions with the borrowers, we expect a large portion of these loans to return to normal payments status by the end of August 2020; however, a more severe or lengthier deterioration in economic conditions could change this outlook.  A portion of these loans may be further modified within the guidance provided by the CARES Act, the federal banking regulatory agencies, the Securities and Exchange Commission and the Financial Accounting Standards Board.

The Company has escalated monitoring activities related to the modified loans and has also increased review and monitoring activities for certain sectors of the loan portfolio which may be currently most impacted by the COVID-19 pandemic.  The retail portfolio had an outstanding balance of $418 million at June 30, 2020, which was 10% of the total loan portfolio.  It is a very granular portfolio, with an average loan size of $1.4 million.  Most loans are under $5 million, with 26% of the outstanding balance of the retail portfolio represented by loans in excess of $10 million.  At June 30, 2020, the weighted average loan-to-value ratio of this portfolio was 64%.

The hotel/motel portfolio had an outstanding balance of $187 million at June 30, 2020, which was 4% of the total loan portfolio.  The average loan size is $4.3 million, with the 20 largest loans comprising approximately 90% of the portfolio.  These properties are well-diversified geographically, mainly throughout the Midwest, with most being limited-service properties.  Approximately 90% of the portfolio operates under the flag of major hotel chains.   At June 30, 2020, the weighted average loan-to-value ratio of this portfolio was 59%.

The restaurant portfolio had an outstanding balance of $73 million at June 30, 2020, which was 2% of the total loan portfolio.  It is a very granular portfolio, with the majority of the restaurants operating in Missouri, Illinois, Iowa and Minnesota.  The majority of these loans are to franchisees of top-tier quick service brands with national scale that have had the ability to stay open with delivery and drive-through service throughout the course of the pandemic.  At June 30, 2020, the weighted average loan-to-value ratio of this portfolio was 63%.

Total loans outstanding (excluding FDIC-assisted acquired loans, net of discount) in the following categories at June 30, 2020, were as follows (dollars in millions):

Collateral Type	Outstanding Balance of Loans of This Collateral Type	Percentage of Loans Modified To Total Loans of This Collateral Type	Percentage of Loans Modified To Total Loans	Percentage of Loans of This Collateral Type to Total Loans	Weighted Average Loan to Value of Loans in This Collateral Type

Retail	$418.4	62%	6%	10%	64%
Healthcare	294.3	49%	3%	7%	63%
Hotel/Motel	187.3	69%	3%	4%	59%
Multifamily	991.9	19%	4%	23%	73%
Office	256.8	31%	2%	6%	61%
Warehouse/Other	263.4	21%	1%	6%	60%
Commercial Business(1)	247.9	11%	1%	6%
Restaurants	73.2	50%	1%	2%	63%
Land	38.6	17%	<1%	1%
Total Commercial	2,771.8	34%	21%	63%

Residential Mortgage	602.2	10%	1%	14%	71%
Consumer	273.1	6%	<1%	6%
Total Consumer	875.3	9%	2%	20%

Total	$3,647.1	28%	23%	83%

(1) The Commercial Business outstanding loan balance excludes PPP loans of $121.1 million.

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

Great Southern's total assets increased $551.6 million, or 11.0%, from $5.02 billion at December 31, 2019, to $5.57 billion at June 30, 2020. Full details of the current period changes in total assets are provided in the “Comparison of Financial Condition at June 30, 2020 and December 31, 2019” section of this Quarterly Report on Form 10-Q.

Loans.  Net outstanding loans increased $245.7 million, or 5.9%, from $4.15 billion at December 31, 2019, to $4.40 billion at June 30, 2020.  The net increase in loans reflects reductions of $16.5 million in the FDIC-assisted acquired loan portfolios.  This increase was primarily in other residential (multi-family) loans, commercial business loans, one- to four-family residential loans and commercial real estate loans.  These increases were partially offset by decreases in construction loans and consumer auto loans.  The increases were primarily due to loan growth in our existing banking center network and our commercial loan production offices, and included approximately $120 million of PPP loans.  Excluding FDIC-assisted acquired loans and mortgage loans held for sale, total gross loans increased $241.0 million, or 4.9%, from December 31, 2019 to June 30, 2020.  As loan demand is affected by a variety of factors, including general economic conditions, and because of the competition we face and our focus on pricing discipline and credit quality, no assurances can be made regarding our future loan growth.  We expect minimal loan growth for the foreseeable future due to deteriorating economic conditions resulting from the COVID-19 pandemic. The Company's strategy continues to be focused on maintaining credit risk and interest rate risk at appropriate levels.

Recent loan growth has occurred in several loan types, primarily commercial real estate loans, other residential (multi-family) loans and one- to four-family residential mortgage loans and in most of Great Southern’s primary lending locations, including Springfield, St. Louis, Kansas City, Des Moines and Minneapolis, as well as our loan production offices in Atlanta, Chicago, Dallas, Denver, Omaha and Tulsa.  Certain minimum underwriting standards and monitoring help assure the Company’s portfolio quality. Great Southern’s loan committee reviews and approves all new loan originations in excess of lender approval authorities.  Generally, the Company considers commercial construction, consumer, and commercial real estate loans to involve a higher degree of risk compared to some other types of loans, such as first mortgage loans on one- to four-family, owner-occupied residential properties.  For commercial real estate, commercial business and construction loans, the credits are subject to an analysis of the borrower’s and guarantor’s financial condition, credit history, verification of liquid assets, collateral, market analysis and repayment ability.  It has been, and continues to be, Great Southern’s practice to verify information from potential borrowers regarding assets, income or payment ability and credit ratings as applicable and as required by the authority approving the loan.  To minimize construction risk, projects are monitored as construction draws are requested by comparison to budget and with progress verified through property inspections.  The geographic and product diversity of collateral, equity requirements and limitations on speculative construction projects help to mitigate overall risk in these loans. Underwriting standards for all loans also include loan-to-value ratio limitations, which vary depending on collateral type, debt service coverage ratios or debt payment to income ratio guidelines, where applicable, credit histories, use of guaranties and other recommended terms relating to equity requirements, amortization, and maturity.  Consumer loans are primarily secured by new and used motor vehicles and these loans are also subject to certain minimum underwriting standards to assure portfolio quality.  While Great Southern’s consumer underwriting and pricing standards have been fairly consistent in recent years, the Company tightened its underwriting guidelines on automobile lending beginning in the latter part of 2016.  Management took this step in an effort to improve credit quality in the portfolio and reduce delinquencies and charge-offs.  The underwriting standards employed by Great Southern for consumer loans include a determination of the applicant's payment history on other debts, credit scores, employment history and an assessment of ability to meet existing obligations and payments on the proposed loan.  In 2019, the Company discontinued indirect auto loan originations.  See “Item 1. Business – Lending Activities – General, – Commercial Real Estate and Construction Lending, and – Consumer Lending” in the Company’s December 31, 2019 Annual Report on Form 10-K.

While our policy allows us to lend up to 95% of the appraised value on one-to four-family residential properties, originations of loans with loan-to-value ratios at that level are minimal.  Private mortgage insurance is typically required for loan amounts above the 80% level.  Few exceptions occur and would be based on analyses which determined minimal transactional risk to be involved.  We consider these lending practices to be consistent with or more conservative than what we believe to be the norm for banks our size.  At June 30, 2020 and December 31, 2019, none of our owner occupied one- to four-family residential loans had loan-to-value ratios above 100% at origination.  At both June 30, 2020 and December 31, 2019, an estimated 0.6% of total non-owner occupied one- to four-family residential loans had loan-to-value ratios above 100% at origination.

At June 30, 2020, troubled debt restructurings totaled $861,000, or 0.02% of total loans, down $1.1 million from $1.9 million, or 0.05% of total loans, at December 31, 2019.  Concessions granted to borrowers experiencing financial difficulties may include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.  For troubled debt restructurings occurring during the six months ended June 30, 2020, seven loans totaling $156,000 were restructured into multiple new loans.  For troubled debt restructurings occurring during the year ended December 31, 2019, five loans totaling $34,000 were restructured into multiple new loans.  For further information on troubled debt restructurings, see Note 6 of the Notes to Consolidated Financial Statements contained in this report.  In accordance with the CARES Act and guidance from the banking regulatory agencies, we made certain short-term modifications to loan terms to help our customers navigate through the current pandemic situation. Although loan modifications were made, they did not result in these loans being classified as troubled debt restructurings, potential problem loans or non-performing loans. If more severe or lengthier negative impacts of the COVID-19 pandemic occur or the effects of the SBA loan programs and other loan and stimulus programs do not enable companies and individuals to completely recover financially, this could result in longer-term modifications, which may be deemed to be troubled debt restructurings, additional potential problem loans and/or additional non-performing loans.

Loans that were acquired through FDIC-assisted transactions, which are accounted for in pools, are currently included in the analysis and estimation of the allowance for loan losses.  If expected cash flows to be received on any given pool of loans decreases from previous estimates, then a determination is made as to whether the loan pool should be charged down or the allowance for loan losses should be increased (through a provision for loan losses).  Acquired loans are described in Note 7 of the Notes to Consolidated Financial Statements contained in this report.  For acquired loan pools, the Company may allocate, and at June 30, 2020, has allocated, a portion of its allowance for loan losses related to these loan pools in a manner similar to how it allocates its allowance for loan losses to those loans which are collectively evaluated for impairment.

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

Available-for-sale Securities.  In the six months ended June 30, 2020, available-for-sale securities increased $72.7 million, or 19.4%, from $374.2 million at December 31, 2019, to $446.9 million at June 30, 2020.  The increase was primarily due to the purchase of FNMA and GNMA fixed-rate multi-family mortgage-backed securities and collateralized mortgage obligations and short-term municipal securities, partially offset by calls of municipal securities and normal monthly payments received related to the portfolio of mortgage-backed securities.  The Company used increased deposits to fund this increase in investment securities.

Deposits.  The Company attracts deposit accounts through its retail branch network, correspondent banking and corporate services areas, and brokered deposits. The Company then utilizes these deposit funds, along with FHLBank advances and other borrowings, to meet loan demand or otherwise fund its activities. In the six months ended June 30, 2020, total deposit balances increased $552.1 million, or 13.9%.  Transaction account balances increased $566.0 million to $2.81 billion at June 30, 2020, while retail certificates of deposit decreased $50.1 million, to $1.30 billion at June 30, 2020.  The increases in transaction accounts were primarily a result of increased customers in the CDARS reciprocal program, money market accounts and NOW deposit accounts.  Retail certificates of deposit decreased due to a decrease in retail certificates generated through the banking center network, partially offset by increases in customer deposits in the CDARS reciprocal program.  Customer deposits at June 30, 2020 and December 31, 2019, totaling $51.6 million and $35.3 million, respectively, were part of the CDARS program, which allows customers to maintain balances in an insured manner that would otherwise exceed the FDIC deposit insurance limit. Brokered deposits, including CDARS program purchased funds, were $407.8 million at June 30, 2020, an increase of $36.1 million from $371.7 million at December 31, 2019.

Our deposit balances may fluctuate depending on customer preferences and our relative need for funding.  We do not consider our retail certificates of deposit to be guaranteed long-term funding because customers can withdraw their funds at any time with minimal interest penalty.  When loan demand trends upward, we can increase rates paid on deposits to attract more deposits and utilize brokered deposits to provide additional funding.  The level of competition for deposits in our markets is high. It is our goal to gain deposit market share, particularly checking accounts, in our branch footprint.  To accomplish this goal, increasing rates to attract deposits may be necessary, which could negatively impact the Company’s net interest margin.

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

Federal Home Loan Bank Advances and Short-Term Borrowings.  The Company had no Federal Home Loan Bank advances outstanding at both June 30, 2020 and December 31, 2019.  At June 30, 2020, there were also no overnight borrowings from the FHLBank.  At December 31, 2019, there were no borrowings from the FHLBank other than overnight advances, which are included in the short term borrowings category.

Short term borrowings and other interest-bearing liabilities decreased $226.9 million from $228.2 million at December 31, 2019 to $1.3 million at June 30, 2020.  The short term borrowings included overnight FHLBank borrowings of $-0- and $196.0 million at June 30, 2020 and December 31, 2019, respectively. The Company utilizes both overnight borrowings and short-term FHLBank advances depending on relative interest rates.

Securities sold under reverse repurchase agreements with customers. Securities sold under reverse repurchase agreements with customers increased $107.5 million from $84.2 million at December 31, 2019 to $191.6 million at June 30, 2020.  These balances fluctuate over time based on customer demand for this product.  A large portion of this increase is related to two customers who placed additional funds in these account types.

Subordinated notes. Subordinated notes increased $73.8 million from $74.2 million at December 31, 2019 to $148.0 million at June 30, 2020.  The Company issued $75.0 million of subordinated notes in June 2020, receiving net proceeds of $73.5 million.

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

The current level and shape of the interest rate yield curve poses challenges for interest rate risk management. Prior to its increase of 0.25% on December 16, 2015, the FRB had last changed interest rates on December 16, 2008. This was the first rate increase since September 29, 2006.  The FRB also implemented rate change increases of 0.25% on eight additional occasions beginning December 14, 2016 and through December 31, 2018, with the Federal Funds rate reaching as high as 2.50%.  After December 2018, the FRB paused its rate increases and, in July, September and October 2019, implemented rate change decreases of 0.25% on each of those occasions. At December 31, 2019, the Federal Funds rate stood at 1.75%.  In response to the COVID-19 pandemic the FRB decreased interest rates on two occasions in March 2020, a 0.50% decrease on March 3 and a 1.00% decrease on March 16. At June 30, 2020, the Federal Funds rate stood at 0.25%.  A substantial portion of Great Southern’s loan portfolio ($2.09 billion at June 30, 2020) is tied to the one-month or three-month LIBOR index and will be subject to adjustment at least once within 90 days after June 30, 2020.  Of these loans, $1.97 billion had interest rate floors.  Great Southern also has a portfolio of loans ($227 million at June 30, 2020) tied to a "prime rate" of interest and will adjust immediately with changes to the “prime rate” of interest.  A rate cut by the FRB generally would have an anticipated immediate negative impact on the Company’s net interest income due to the large total balance of loans tied to the one-month or three-month LIBOR index and will be subject to adjustment at least once within 90 days or loans which generally adjust immediately as the Federal Funds rate adjusts. Interest rate floors may at least partially mitigate the negative impact of interest rate decreases. Loans at their floor rates are, however, subject to the risk that borrowers will seek to refinance elsewhere at the lower market rate.  Because the Federal Funds rate is again very low, there may also be a negative impact on the Company's net interest income due to the Company's inability to significantly lower its funding costs in the current competitive rate environment, although interest rates on assets may decline further. Conversely, interest rate increases would normally result in increased interest rates on our LIBOR-based and prime-based loans.  As of June 30, 2020, Great Southern's interest rate risk models indicate that, generally, rising interest rates are expected to have a positive impact on the Company's net interest income, while declining interest rates are expected to have a negative impact on net interest income. We model various interest rate scenarios for rising and falling rates, including both parallel and non-parallel shifts in rates. The results of our modeling indicate that net interest income is not likely to be significantly affected either positively or negatively in the first twelve months following a rate change, regardless of any changes in interest rates, because our portfolios are relatively well-matched in a twelve-month horizon. In a situation where market interest rates decrease significantly in a short period of time, as they did in March 2020, our net interest margin decrease may be more pronounced in the very near term (first one to three months), due to fairly rapid decreases in LIBOR interest rates. In the subsequent months we expect that the net interest margin would stabilize and begin to improve, as renewal interest rates on maturing time deposits are expected to decrease compared to the current rates paid on those products.  During the latter half of 2019 and the six months ended June 30, 2020, we did experience some compression of our net interest margin percentage due to 2.25% of Federal Fund rate cuts over that time period.  Margin compression primarily resulted from generally slower changing average interest rates on deposits and borrowings and lower yields on loans and other interest-earning assets.  LIBOR interest rates have recently decreased, putting pressure on loan yields, and strong pricing competition for loans and deposits remains in most of our markets.  For further discussion of the processes used to manage our exposure to interest rate risk, see “Item 3.  Quantitative and Qualitative Disclosures About Market Risk – How We Measure the Risks to Us Associated with Interest Rate Changes.”

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

Operating expenses consist primarily of salaries and employee benefits, occupancy-related expenses, expenses related to foreclosed assets, postage, FDIC deposit insurance, advertising and public relations, telephone, professional fees, office expenses and other general operating expenses.  Details of the current period changes in non-interest income and non-interest expense are provided in the “Results of Operations and Comparison for the Three and Six Months Ended June 30, 2020 and 2019” section of this report.

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

The Economic Growth Act, among other matters, expands the definition of qualified mortgages which may be held by a financial institution and simplifies the regulatory capital rules for financial institutions and their holding companies with total consolidated assets of less than $10 billion by instructing the federal banking regulators to establish a single “Community Bank Leverage Ratio” of between 8 and 10 percent. Any qualifying depository institution or its holding company that exceeds the “Community Bank Leverage Ratio” will be considered to have met generally applicable leverage and risk-based regulatory capital requirements and any qualifying depository institution that exceeds the new ratio will be considered “well-capitalized” under the prompt corrective action rules. Effective January 1, 2020, the Community Bank Leverage Ratio was 9.0%. In April 2020, pursuant to the CARES Act, the federal bank regulatory agencies announced the issuance of two interim final rules, effective immediately, to provide temporary relief to community banking organizations.  Under the interim final rules, the Community Bank Leverage Ratio requirement is a minimum of 8% for the remainder of calendar year 2020, 8.5% for calendar year 2021, and 9% thereafter.  The Company and the Bank have chosen to not utilize the new Community Bank Leverage Ratio, due to the Company’s size and complexity, including its commercial real estate and construction lending concentrations and significant off-balance sheet funding commitments.

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

Business Initiatives

The banking center network continues to evolve. In early April 2020, the Company was notified by its landlord that the Great Southern banking centers located inside the Hy-Vee stores at 2900 Devils Glen Rd in Bettendorf, Iowa, and 2351 W. Locust St. in Davenport, Iowa, must permanently cease operations due to store infrastructure changes. These offices have been closed to the public since late March 2020 due to the COVID-19 pandemic. Bank customers were previously informed and the Hy-Vee banking centers were permanently closed on July 21, 2020, with customer accounts transferring to nearby offices. Great Southern now operates three banking centers in the Quad Cities market area – two in Davenport and one in Bettendorf.

During the second quarter 2020, remodeling of the downtown office at 1900 Main in Parsons, Kansas, continued, which includes the addition of drive-thru banking lanes. Remodeling is expected to be completed in mid-August, whereupon the nearby drive-thru facility will be consolidated into the downtown office, leaving one location serving the Parsons market.

In June 2020, the Company completed the public offering and sale of $75 million of its 5.50% Fixed-to-Floating Rate Subordinated Notes due June 15, 2030. The Notes were sold at par, resulting in net proceeds, after underwriting discounts, commissions and other expenses, of approximately $73.5 million. The Notes are intended to qualify as Tier 2 capital for regulatory purposes. The Company intends to use the net proceeds of the offering for general corporate purposes, which may include repayment or redemption of outstanding indebtedness, the payment of dividends, providing capital to support its organic growth or growth through strategic acquisitions, capital expenditures, financing investments, repurchasing shares of its common stock and for investments in the Bank as regulatory capital.

On June 17, 2020, the Company announced that Douglas Marrs, Vice President and Director of Operations of the Bank and Secretary of the Company, intends to retire in June 2021.  Mr. Marrs is primarily responsible for general bank operations and facilities management.  He announced his intention to retire well in advance to assure an orderly leadership transition over the next year. With more than 40 years in the banking industry, Mr. Marrs joined Great Southern in 1996. He has been an integral part of the Bank’s growth and success for the last 24 years. During that time period, the Bank has grown from approximately $700 million in assets with operations primarily in the southwest Missouri region, to approximately $5.6 billion in assets and offices in 11 states, as of June 30, 2020.

Great Southern Bank has been recognized as part of Forbes’ annual list of the World’s Best Banks 2020. Great Southern was ranked as the sixth best bank in the United States. The World’s Best Banks list is comprised of the financial institutions that differentiate their services and build trustworthy relationships with their customers. 450 banks around the world are featured on the list, which was announced online on May 14, 2020, and can currently be viewed on the Forbes website. The study involved 40,000 bank customers from 23 countries to rate banks they are involved with on general satisfaction and key attributes like trust, fees, digital services and financial advice.

Comparison of Financial Condition at June 30, 2020 and December 31, 2019

During the six months ended June 30, 2020, the Company’s total assets increased by $551.6 million to $5.57 billion.  The increase was primarily attributable to an increase in loans receivable, available-for-sale investment securities, and cash equivalents.

Cash and cash equivalents were $473.6 million at June 30, 2020, an increase of $253.4 million, or 115.1%, from $220.2 million at December 31, 2019. This increase was primarily related to excess funds held at the Federal Reserve Bank after repayment of FHLBank overnight borrowings.

The Company's available-for-sale securities increased $72.7 million, or 19.4%, compared to December 31, 2019.  The increase was primarily due to the purchase of FNMA and GNMA fixed-rate multi-family mortgage-backed securities and short-term municipal securities, partially offset by calls of municipal securities and normal monthly payments received related to the portfolio of mortgage-backed securities.  The available-for-sale securities portfolio was 8.0% and 7.5% of total assets at June 30, 2020 and December 31, 2019, respectively.

Net loans increased $245.7 million from December 31, 2019, to $4.40 billion at June 30, 2020.  Excluding FDIC-assisted acquired loans and mortgage loans held for sale, total gross loans (including the undisbursed portion of loans) increased $241.0 million, or 4.9%, from December 31, 2019 to June 30, 2020. This increase was primarily in other residential (multi-family) loans ($158.6 million), commercial business loans ($128.1 million), and one- to four-family residential loans ($76.5 million).  These increases were partially offset by decreases in construction loans ($115.4 million) and consumer auto loans ($37.9 million).

Total liabilities increased $527.9 million, from $4.41 billion at December 31, 2019 to $4.94 billion at June 30, 2020.  The increase was primarily attributable to an increase in deposits, securities sold under reverse repurchase agreements and subordinated notes, primarily offset by a decrease in short term borrowings.

Total deposits increased $552.1 million, or 13.9%, to $4.51 billion at June 30, 2020.  Transaction account balances increased $566.0 million to $2.81 billion at June 30, 2020, while retail certificates of deposit decreased $50.1 million compared to December 31, 2019, to $1.30 billion at June 30, 2020.  The increase in transaction accounts was primarily a result of increases in NOW deposit accounts, money market accounts and Insured Cash Sweep (ICS) reciprocal accounts.  Retail certificates of deposit decreased due to a net decrease in retail certificates generated through the banking center network, partially offset by increases in customer deposits in the CDARS reciprocal program.  Customer deposits at June 30, 2020 and December 31, 2019 totaling $51.6 million and $35.3 million, respectively, were part of the CDARS program, which allows customers to maintain balances in an insured manner that would otherwise exceed the FDIC deposit insurance limit. Brokered deposits, including CDARS program purchased funds, were $407.8 million at June 30, 2020, an increase of $36.1 million from $371.7 million at December 31, 2019.

The Company had no FHLBank advances outstanding at both June 30, 2020 and December 31, 2019.  At December 31, 2019, there were no borrowings from the FHLBank other than overnight advances, which are included in the short term borrowings category.  There were no borrowings from FHLBank outstanding at June 30, 2020.

Short term borrowings and other interest-bearing liabilities decreased $226.9 million from $228.2 million at December 31, 2019 to $1.3 million at June 30, 2020.  Short term borrowings at June 30, 2020 and December 31, 2019, included overnight FHLBank borrowings of $-0- million and $196.0 million, respectively. The Company utilizes both overnight borrowings and short term FHLBank advances depending on relative interest rates.

Securities sold under reverse repurchase agreements with customers increased $107.5 million from $84.2 million at December 31, 2019 to $191.6 million at June 30, 2020.  These balances fluctuate over time based on customer demand for this product.

Subordinated notes increased $73.8 million from $74.2 million at December 31, 2019 to $148.0 million at June 30, 2020.  The Company issued $75.0 million of subordinated notes in June 2020, receiving net proceeds of $73.5 million.

Total stockholders' equity increased $23.6 million from $603.1 million at December 31, 2019 to $626.7 million at June 30, 2020.  The Company recorded net income of $28.1 million for the six months ended June 30, 2020.   Accumulated other comprehensive income increased $26.8 million due to increases in the fair value of available-for-sale investment securities and the termination value of the cash flow hedge.  In addition, total stockholders’ equity increased $817,000 due to stock option exercises. These increases were partially offset by dividends declared on common stock of $23.8 million and repurchases of the Company’s common stock totaling $8.1 million.

Results of Operations and Comparison for the Three and Six Months Ended June 30, 2020 and 2019

General

Net income was $13.2 million for the three months ended June 30, 2020 compared to $18.4 million for the three months ended June 30, 2019.  This decrease of $5.2 million, or 28.1%, was primarily due to an increase in provision for loan losses of $4.4 million, or 275.0%, a decrease in net interest income of $1.5 million or 3.3%, and an increase in noninterest expense of $966,000, or 3.4%, partially offset by an increase in noninterest income of $1.1 million, or 15.4%, and a decrease in income tax expense of $556,000, or 14.9%.

Net income was $28.1 million for the six months ended June 30, 2020 compared to $36.0 million for the six months ended June 30, 2019.  This decrease of $7.9 million, or 22.0%, was primarily due to an increase in provision for loan losses of $6.3 million, or 178.1%, an increase in noninterest expense of $3.3 million, or 5.8%, and a decrease in net interest income of $1.1 million, or 1.3%, partially offset by a decrease in income tax expense of $1.8 million, or 23.4%, and an increase in noninterest income of $1.0 million, or 7.0%.

Total Interest Income

Total interest income decreased $4.7 million, or 8.0%, during the three months ended June 30, 2020 compared to the three months ended June 30, 2019.  The decrease was due to a $4.9 million decrease in interest income on loans, partially offset by an increase in interest income on investments and other interest-earning assets of $211,000.  Interest income on loans decreased for the three months ended June 30, 2020 compared to the same period in 2019, due to lower average rates of interest on loans, partially offset by higher average balances.  Interest income from investment securities and other interest-earning assets increased during the three months ended June 30, 2020 compared to the same period in 2019 primarily due to higher average balances of investment securities and other interest-earning assets, significantly offset by lower average rates of interest.

Total interest income decreased $4.6 million, or 4.0%, during the six months ended June 30, 2020 compared to the six months ended June 30, 2019.  The decrease was due to a $5.3 million decrease in interest income on loans, partially offset by a $753,000 increase in interest income on investments and other interest-earning assets. Interest income on loans decreased for the six months ended June 30, 2020 compared to the same period in 2019, due to lower average rates of interest on loans, partially offset by higher average balances.  Interest income from investment securities and other interest-earning assets increased during the six months ended June 30, 2020 compared to the same period in 2019 primarily due to higher average balances of investment securities and other interest-earning assets, significantly offset by lower average rates of interest.

Interest Income – Loans

During the three months ended June 30, 2020 compared to the three months ended June 30, 2019, interest income on loans decreased $8.2 million as a result of lower average interest rates on loans.  The average yield on loans decreased from 5.40% during the three months ended June 30, 2019, to 4.64% during the three months ended June 30, 2020.  This decrease was primarily due to decreased yields in most loan categories as a result of decreased LIBOR and Federal Funds interest rates.  In addition in the 2020 period, the Company originated $120 million of PPP loans, which have a much lower yield compared to the overall loan portfolio. Interest income on loans increased $3.3 million as the result of higher average loan balances, which increased from $4.14 billion during the three months ended June 30, 2019, to $4.40 billion during the three months ended June 30, 2020.  The higher average balances were primarily due to organic loan growth in commercial business loans (including the PPP loans), other residential (multi-family), and one- to four-family residential loans, partially offset by decreases in outstanding construction and consumer loans.

During the six months ended June 30, 2020 compared to the six months ended June 30, 2019, interest income on loans decreased $10.8 million as a result of lower average interest rates on loans.  The average yield on loans decreased from 5.41% during the six months ended June 30, 2019, to 4.89% during the six months ended June 30, 2020.  This decrease was primarily due to decreased yields in most loan categories as a result of decreased LIBOR and Federal Funds interest rates during the six months ended June 30, 2020. This decrease also includes PPP loans, which have a much lower yields compared to the overall loan portfolio.  Interest income on loans increased $5.4 million as the result of higher average loan balances, which increased from $4.11 billion during the six months ended June 30, 2019, to $4.31 billion during the six months ended June 30, 2020.  The higher average balances were primarily due to organic loan growth in commercial business loans (including the PPP loans), other residential (multi-family), and one- to four-family residential loans, partially offset by decreases in outstanding construction and consumer loans.

On an on-going basis, the Company has estimated the cash flows expected to be collected from the acquired loan pools. For each of the loan portfolios acquired, the cash flow estimates have increased, based on the payment histories and the collection of certain loans, thereby reducing loss expectations of certain loan pools, resulting in adjustments to be spread on a level-yield basis over the remaining expected lives of the loan pools.  For the three months ended June 30, 2020 and 2019, the adjustments increased interest income by $1.5 million and $1.4 million, respectively. For the six months ended June 30, 2020 and 2019, the adjustments increased interest income by $3.4 million and $2.9 million, respectively.

As of June 30, 2020, the remaining accretable yield adjustment that will affect interest income was $4.2 million.  Of the remaining adjustments affecting interest income, we expect to recognize $2.2 million of interest income during the remainder of 2020.  Apart from the yield accretion, the average yield on loans was 4.50% during the three months ended June 30, 2020, compared to 5.27% during the three months ended June 30, 2019, as a result of lower current market rates on adjustable rate loans and new loans originated during the year. Apart from the yield accretion, the average yield on loans was 4.73% during the six months ended June 30, 2020, compared to 5.27% during the six months ended June 30, 2019.

In October 2018, the Company entered into an interest rate swap transaction as part of its ongoing interest rate management strategies to hedge the risk of its floating rate loans.  The notional amount of the swap was $400 million with a contractual termination date in October 2025.  Under the terms of the swap, the Company received a fixed rate of interest of 3.018% and paid a floating rate of interest equal to one-month USD-LIBOR.  The floating rate reset monthly and net settlements of interest due to/from the counterparty also occurred monthly.  To the extent that the fixed rate exceeded one-month USD-LIBOR, the Company received net interest settlements, which were recorded as interest income on loans.  If one-month USD-LIBOR exceeded the fixed rate of interest, the Company was required to pay net settlements to the counterparty and record those net payments as a reduction of interest income on loans. The Company recorded interest income related to the swap of $2.0 million and $3.6 million, respectively, in the three and six months ended June 30, 2020.  The Company recorded interest income related to the swap of $568,000 and $1.1 million, respectively, in the three and six months ended June 30, 2019.

On March 2, 2020, the Company and its swap counterparty mutually agreed to terminate the swap, effective immediately.  The Company received a payment of $45.9 million, including accrued but unpaid interest, from its swap counterparty as a result of this termination.  This $45.9 million, less the accrued interest portion and net of deferred income taxes, is reflected in the Company’s stockholders’ equity as Accumulated Other Comprehensive Income and a portion of it will be accreted to interest income on loans monthly through the original contractual termination date of October 6, 2025. This will have the effect of reducing Accumulated Other Comprehensive Income and increasing Interest Income and Retained Earnings over the period. In each quarterly period, commencing with the quarter ended June 30, 2020, until the original termination date, the Company expects to record loan interest income related to this swap transaction of approximately $2.0 million, based on the termination values of the swap.

Interest Income – Investments and Other Interest-earning Assets

Interest income on investments increased $667,000 in the three months ended June 30, 2020 compared to the three months ended June 30, 2019.  Interest income increased $893,000 as a result of an increase in average balances from $309.2 million during the three months ended June 30, 2019, to $433.4 million during the three months ended June 30, 2020.  Average balances of securities increased primarily due to purchases of agency multi-family mortgage-backed securities which have a fixed rate of interest with expected lives of six to twelve years.  These purchased securities fit with the Company’s current asset/liability management strategies. Interest income decreased $226,000 as a result of lower average interest rates from 3.13% during the three months ended June 30, 2019, to 2.86% during the three month period ended June 30, 2020.

Interest income on investments increased in the six months ended June 30, 2020 compared to the six months ended June 30, 2019.  Interest income increased $1.8 million as a result of an increase in average balances from $293.9 million during the six months ended June 30, 2019, to $409.2 million during the six months ended June 30, 2020.  Average balances of securities increased primarily due to purchases of agency multi-family mortgage-backed securities which have a fixed rate of interest with expected lives of six to twelve years.  As noted above, these purchased securities fit with the Company’s current asset/liability management strategies. Interest income decreased $261,000 as a result of lower average interest rates from 3.20% during the six months ended June 30, 2019, to 3.03% during the six month period ended June 30, 2020.

Interest income on other interest-earning assets decreased $456,000 in the three months ended June 30, 2020 compared to the three months ended June 30, 2019.  Interest income decreased $875,000, primarily as a result of the decrease in average interest rates to 0.10% during the three months ended June 30, 2020 compared to 2.45% during the three months ended June 30, 2019.  Market interest rates earned on balances held at the Federal Reserve Bank were significantly lower in the 2020 period due to significant reductions in the federal funds rate of interest. Partially offsetting this decrease, interest income increased $419,000, primarily as a result of the increase in average balances from $88.0 million during the three months ended June 30, 2019, to $321.4 million during the three months ended June 30, 2020. Excess liquidity, after repayments of FHLBank borrowings, was maintained at the Federal Reserve Bank as a result of the significant increase in deposits during the six months ended June 30, 2020.

Interest income on other interest-earning assets decreased $746,000 in the six months ended June 30, 2020 compared to the six months ended June 30, 2019.  Interest income decreased $1.4 million, primarily as a result of the decrease in average interest rates to 0.33% during the six months ended June 30, 2020 compared to 2.41% during the six months ended June 30, 2019.  Market interest rates earned on balances held at the Federal Reserve Bank were significantly lower in the 2020 period due to significant reductions in the federal funds rate of interest. Partially offsetting this decrease, interest income increased $672,000, primarily as a result of the increase in average balances from $91.2 million during the six months ended June 30, 2019, to $205.8 million during the six months ended June 30, 2020.

Total Interest Expense

Total interest expense decreased $3.2 million, or 23.5%, during the three months ended June 30, 2020, when compared with the three months ended June 30, 2019, due to a decrease in interest expense on deposits of $2.5 million, or 21.9%, a decrease in interest expense on short-term borrowings and repurchase agreements of $849,000, or 98.8%, and a decrease in interest expense on subordinated debentures issued to capital trust of $100,000, or 37.5%, partially offset by an increase in interest expense on subordinated notes of $244,000, or 22.3%.

Total interest expense decreased $3.5 million, or 13.0%, during the six months ended June 30, 2020, when compared with the six months ended June 30, 2019, due to a decrease in interest expense on deposits of $2.4 million, or 11.0%, a decrease in interest expense on short-term borrowings and repurchase agreements of $1.1 million, or 63.0%, and a decrease in interest expense on subordinated debentures issued to capital trust of $151,000, or 28.3%, partially offset by an increase in interest expense on subordinated notes of $243,000, or 11.1%.

Interest Expense – Deposits

Interest expense on demand deposits decreased $453,000 due to average rates of interest that decreased from 0.52% in the three months ended June 30, 2019 to 0.41% in the three months ended June 30, 2020.  Partially offsetting this decrease, interest expense on demand deposits increased $385,000, due to an increase in average balances from $1.50 billion during the three months ended June 30, 2019 to $1.84 billion during the three months ended June 30, 2020.  The Company experienced increased balances in ICS reciprocal balances, money market accounts and certain types of NOW accounts.

Interest expense on demand deposits increased $533,000 due to an increase in average balances from $1.49 billion for the six months ended June 30, 2019 to $1.71 billion for the six months ended June 30, 2020. Partially offsetting this increase, interest expense on demand deposits decreased $247,000 due to average rates of interest that decreased from 0.50% in the six months ended June 30, 2019 compared to 0.47% in the six months ended June 30, 2020.

Interest expense on time deposits decreased $2.8 million as a result of a decrease in average rates of interest from 2.23% during the three months ended June 30, 2019, to 1.61% during the three months ended June 30, 2020.  Interest expense on time deposits increased $300,000 due to an increase in average balances of time deposits from $1.73 billion during the three months ended June 30, 2019 to $1.79 billion in the three months ended June 30, 2020.  A large portion of the Company’s certificate of deposit portfolio matures within six to eighteen months and therefore reprices fairly quickly; this is consistent with the portfolio over the past several years.  Older certificates of deposit that renewed or were replaced with new deposits generally resulted in the Company paying a lower rate of interest due to market interest rate decreases during the latter portion of 2019 and through the first half of 2020.  In the three months ended June 30, 2020, the increase in average balances of time deposits was a result of increases in both retail customer time deposits obtained through on-line channels and brokered deposits, which were mainly added in the three months ended March 31, 2020.

Interest expense on time deposits decreased $3.2 million as a result of a decrease in average rates of interest from 2.17% during the six months ended June 30, 2019, to 1.80% during the six months ended June 30, 2020.  Interest expense on time deposits increased $514,000 due to an increase in average balances of time deposits from $1.70 billion during the six months ended June 30, 2019 to $1.75 billion in the six months ended June 30, 2020.  A large portion of the Company’s certificate of deposit portfolio matures within six to eighteen months and therefore reprices fairly quickly; this is consistent with the portfolio over the past several years.  Older certificates of deposit that renewed or were replaced with new deposits generally resulted in the Company paying a lower rate of interest due to market interest rate decreases during the latter portion of 2019 and through the first half of 2020.  In the six months ended June 30, 2020, the increase in average balances of time deposits was a result of increases in retail customer time deposits obtained through on-line channels and increases in brokered deposits including those added through the CDARS program purchased funds.

Interest Expense – FHLBank Advances, Short-term Borrowings and Repurchase Agreements, Subordinated Debentures Issued to Capital Trusts and Subordinated Notes

FHLBank advances were not utilized during the three months ended June 30, 2020 and 2019.  Overnight borrowings from the FHLBank were utilized during the three and six months ended June 30, 2019 and are included in short-term borrowings.

Interest expense on short-term borrowings and repurchase agreements decreased $632,000 due to a decrease in average rates from 1.41% in the three months ended June 30, 2019 to 0.03% in the three months ended June 30, 2020.  The decrease was due to a decrease in market interest rates during the period and the lower interest rate charged on overnight FHLBank borrowings.  Interest expense on short-term borrowings and repurchase agreements also decreased $217,000 due to a decrease in average balances from $244.6 million during the three months ended June 30, 2019 to $162.3 million during the three months ended June 30, 2020, which was primarily due to changes in the Company’s funding needs and the mix of funding, which can fluctuate.

Interest expense on short-term borrowings and repurchase agreements decreased $886,000 due to a decrease in average rates from 1.43% in the six months ended June 30, 2019 to 0.62% in the six months ended June 30, 2020.  The decrease was due to a decrease in market interest rates during the period and the lower interest rate charged on overnight FHLBank borrowings.  Interest expense on short-term borrowings and repurchase agreements also decreased $235,000 due to a decrease in average balances from $251.3 million during the six months ended June 30, 2019 to $213.7 million during the six months ended June 30, 2020, which was primarily due to changes in the Company’s funding needs and the mix of funding, which can fluctuate.

During the three months ended June 30, 2020, compared to the three months ended June 30, 2019, interest expense on subordinated debentures issued to capital trusts decreased $100,000 due to lower average interest rates.  The average interest rate was 4.16% in the three months ended June 30, 2019 compared to 2.60% in the three months ended June 30, 2020.  The subordinated debentures are variable-rate debentures which bear interest at an average rate of three-month LIBOR plus 1.60%, adjusting quarterly, which was 2.29% at June 30, 2020.  There was no change in the average balance of the subordinated debentures between the 2020 and the 2019 periods.

During the six months ended June 30, 2020, compared to the six months ended June 30, 2019, interest expense on subordinated debentures issued to capital trusts decreased $151,000 due to lower average interest rates.  The average interest rate was 4.18% in the six months ended June 30, 2019 compared to 2.99% in the six months ended June 30, 2020.  There was no change in the average balance of the subordinated debentures between the 2020 and the 2019 periods.

In August 2016, the Company issued $75.0 million of 5.25% fixed-to-floating rate subordinated notes due August 15, 2026.  The notes were sold at par, resulting in net proceeds, after underwriting discounts and commissions and other issuance costs, of approximately $73.5 million. In June 2020, the Company issued $75.0 million of 5.50% fixed-to-floating rate subordinated notes due June 15, 2030.  The notes were sold at par, resulting in net proceeds, after underwriting discounts and commissions and other issuance costs, of approximately $73.5 million. In both cases, these issuance costs are amortized over the expected life of the notes, which is five years from the issuance date, and therefore impact the overall interest expense on the notes. During the three months ended June 30, 2020, compared to the three months ended June 30, 2019, interest expense on subordinated notes increased $244,000 primarily due to the higher average balances due to the issuance of new notes in the three months ended June 30, 2020.  The increase of $243,000 in the six-month period was for the same reason as stated for the three-month period.

Net Interest Income

Net interest income for the three months ended June 30, 2020 decreased $1.4 million to $43.5 million compared to $44.9 million for the three months ended June 30, 2019.  Net interest margin was 3.39% in the three months ended June 30, 2020, compared to 3.97% in the three months ended June 30, 2019, a decrease of 58 basis points, or 14.6%.  In both three month periods, the Company’s net interest income and margin were positively impacted by the increases in expected cash flows from the FDIC-assisted acquired loan pools and the resulting increase to accretable yield, which were previously discussed in Note 7 of the Notes to Consolidated Financial Statements.  The positive impact of these changes in the three months ended June 30, 2020 and 2019 were increases in interest income of $1.5 million and $1.4 million, respectively, and increases in net interest margin of 12 basis points and 12 basis points, respectively.  Excluding the positive impact of the additional yield accretion, in the three months ended June 30,

2020, net interest margin decreased 58 basis points when compared to the year-ago three month period.  The decrease was partially due to lower market interest rates, which caused lower LIBOR interest rates and generally resulted in lower yields on loans and other interest-earning assets. The margin decrease also resulted from an increase in average interest-earning assets that were primarily at rates that were much lower than the current portfolio rates.  Increases included $260 million in loans ($120 million of which were PPP loans), $230 million of interest-earning cash equivalents and $125 million of investment securities. In addition, the subordinated notes issued in June 2020 reduced net interest income by approximately $244,000 in the second quarter of 2020.

Net interest income for the six months ended June 30, 2020 decreased $1.1 million to $88.4 million compared to $89.5 million for the six months ended June 30, 2019.  Net interest margin was 3.61% in the six months ended June 30, 2020, compared to 4.02% in the six months ended June 30, 2019, a decrease of 41 basis points, or 10.2%.  In both six month periods, the Company’s net interest income and margin were positively impacted by the increases in expected cash flows from the FDIC-assisted acquired loan pools and the resulting increase to accretable yield, which were previously discussed in Note 7 of the Notes to Consolidated Financial Statements.  The positive impact of these changes in the six months ended June 30, 2020 and 2019 were increases in interest income of $3.4 million and $2.9 million, respectively, and increases in net interest margin of 14 basis points and 13 basis points, respectively.  Excluding the positive impact of the additional yield accretion, in the six months ended June 30, 2020, net interest margin decreased 42 basis points when compared to the year-ago six month period.  The decrease was partially due to lower market interest rates, which caused lower LIBOR interest rates and generally resulted in lower yields on loans and other interest-earning assets. The margin decrease also resulted from an increase in average interest-earning assets that were primarily at rates that were much lower than the current portfolio rates, as described above.

The Company's overall average interest rate spread decreased 52 basis points, or 14.3%, from 3.64% during the three months ended June 30, 2019 to 3.12% during the three months ended June 30, 2020.  The decrease was due to a 98 basis point decrease in the weighted average yield on interest-earning assets, partially offset by a 46 basis point decrease in the weighted average rate paid on interest-bearing liabilities. In comparing the two periods, the yield on loans decreased 76 basis points, the yield on investment securities decreased 27 basis points and the yield on other interest-earning assets decreased 235 basis points. The rate paid on deposits decreased 44 basis points, the rate paid on short-term borrowings and repurchase agreements decreased 138 basis points, the rate paid on subordinated debentures issued to capital trusts decreased 156 basis points, and the rate paid on subordinated notes increased six basis points.

The Company's overall average interest rate spread decreased 37 basis points, or 10.0%, from 3.69% during the six months ended June 30, 2019 to 3.32% during the six months ended June 30, 2020.  The decrease was due to a 66 basis point decrease in the weighted average yield on interest-earning assets, partially offset by a 29 basis point decrease in the weighted average rate paid on interest-bearing liabilities. In comparing the two periods, the yield on loans decreased 52 basis points, the yield on investment securities decreased 17 basis points and the yield on other interest-earning assets decreased 208 basis points. The rate paid on deposits decreased 25 basis points, the rate paid on short-term borrowings and repurchase agreements decreased 81 basis points, the rate paid on subordinated debentures issued to capital trusts decreased 119 basis points, and the rate paid on subordinated notes decreased one basis point.

For additional information on net interest income components, refer to the "Average Balances, Interest Rates and Yields" tables in this Quarterly Report on Form 10-Q.

Provision for Loan Losses and Allowance for Loan Losses

In the first quarter of 2020, pursuant to the recently-enacted CARES Act and guidance from the SEC and FASB, we elected to delay adoption of the new accounting standard (CECL) related to accounting for credit losses.  Our financial statements for the three and six months ended June 30, 2020, are prepared under the existing incurred loss methodology standard for accounting for loan losses.

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

Worsening economic conditions from the COVID-19 pandemic, higher inflation or interest rates, or other factors may lead to increased losses in the portfolio and/or requirements for an increase in loan loss provision expense. Management maintains various controls in an attempt to limit future losses, such as a watch list of possible problem loans, documented loan administration policies and loan review staff to review the quality and anticipated collectability of the portfolio. Additional procedures provide for frequent management review of the loan portfolio based on loan size, loan type, delinquencies, financial analysis, on-going correspondence with borrowers and problem loan work-outs. Management determines which loans are potentially uncollectible, or represent a greater risk of loss, and makes additional provisions to expense, if necessary, to maintain the allowance at a satisfactory level.

The provision for loan losses for the three months ended June 30, 2020 was $6.0 million compared with $1.6 million for the three months ended June 30, 2019. The provision for loan losses for the six months ended June 30, 2020 was $9.9 million compared with $3.6 million for the six months ended June 30, 2019. Total net charge-offs were $127,000 and $997,000 for the three months ended June 30, 2020 and 2019, respectively.  During the three months ended June 30, 2020, $115,000 of the $127,000 of net charge-offs were in the consumer category. Total net charge-offs were $365,000 and $2.7 million for the six months ended June 30, 2020 and 2019, respectively. During the six months ended June 30, 2020, $382,000 of the $365,000 of net charge-offs were in the consumer category. The Company experienced net recoveries in some of the other loan categories. We have seen and expect to continue to see rapid reductions in the automobile loan outstanding balance as we determined in February 2019 to cease providing indirect lending services to automobile dealerships.  At June 30, 2020, indirect automobile loans totaled approximately $74 million.  We expect this balance will be largely paid off in the next two years. General market conditions and unique circumstances related to individual borrowers and projects contributed to the level of provisions and charge-offs.  Collateral and repayment evaluations of all assets categorized as potential problem loans, non-performing loans or foreclosed assets were completed with corresponding charge-offs or reserve allocations made as appropriate.

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

The Bank’s allowance for loan losses as a percentage of total loans, excluding FDIC-assisted acquired loans, was 1.14% and 1.00% at June 30, 2020 and December 31, 2019, respectively.  Management considers the allowance for loan losses adequate to cover losses inherent in the Bank’s loan portfolio at June 30, 2020, based on recent reviews of the Bank’s loan portfolio and current economic conditions. If economic conditions were to deteriorate further or management’s assessment of the loan portfolio were to change, it is expected that additional loan loss provisions would be required, thereby adversely affecting the Company’s future results of operations and financial condition.

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

Non-performing assets, excluding all FDIC-assisted acquired assets, at June 30, 2020 were $7.6 million, a decrease of $542,000 from $8.2 million at December 31, 2019.  Non-performing assets, excluding all FDIC-assisted acquired assets, as a percentage of total assets were 0.14% at June 30, 2020 and 0.16% at December 31, 2019.

Compared to December 31, 2019, non-performing loans increased $770,000 to $5.3 million at June 30, 2020, and foreclosed assets decreased $1.3 million to $2.3 million at June 30, 2020.  Non-performing one- to four-family residential loans comprised $2.4 million, or 45.2%, of the total non-performing loans at June 30, 2020, an increase of $911,000 from December 31, 2019. Non-performing commercial business loans comprised $1.2 million, or 22.3%, of the total non-performing loans at June 30, 2020, a decrease of $53,000 from December 31, 2019.  Non-performing consumer loans comprised $1.0 million, or 18.8%, of the total non-performing loans at June 30, 2020, a decrease of $183,000 from December 31, 2019.  Non-performing commercial real estate loans comprised $727,000, or 13.7%, of the total non-performing loans at June 30, 2020, an increase of $95,000 from December 31, 2019.

Non-performing Loans.  Activity in the non-performing loans category during the six months ended June 30, 2020 was as follows:

	Beginning Balance, January 1	Additions to Non- Performing	Removed from Non- Performing	Transfers to Potential Problem Loans	Transfers to Foreclosed Assets and Repossessions	Charge- Offs	Payments	Ending Balance, June 30
	(In Thousands)
One- to four-family construction	$—	$—	$—	$—	$—	$—	$—	$—
Subdivision construction	—	—	—	—	—	—	—	—
Land development	—	—	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—	—	—
One- to four-family residential	1,477	1,104	—	—	—	—	(193)	2,388
Other residential	—	—	—	—	—	—	—	—
Commercial real estate	632	107	—	—	—	—	(12)	727
Commercial business	1,235	—	—	—	—	—	(53)	1,182
Consumer	1,175	276	—	—	(72)	(148)	(239)	992

Total	$4,519	$1,487	$—	$—	$(72)	$(148)	$(497)	$5,289

At June 30, 2020, the non-performing commercial business category included three loans, none of which were added during 2020.  The largest relationship in this category, which was added during 2018, totaled $1.0 million, or 87.5% of the total category.  This relationship is collateralized by an assignment of an interest in a real estate project.  The non-performing one- to four-family residential category included 35 loans, 13 of which were added during the six months ended June 30, 2020.  The largest relationship in the category totaled $276,000, or 11.5% of the total category.  The non-performing commercial real estate category included three loans, one of which was added during the six months ended June 30, 2020.  The largest relationship in the category totaled $530,000, or 72.9% of the total category, and is primarily related to a multi-tenant building in Arkansas.  The non-performing consumer category included 94 loans, 24 of which were added during the six months ended June 30, 2020, and the majority of which are indirect used automobile loans.

Potential Problem Loans.  Compared to December 31, 2019, potential problem loans decreased $387,000, or 8.8%, to $4.0 million at June 30, 2020.  This decrease was primarily due to payments of $377,000 on potential problem loans, $119,000 in loans transferred to non-performing loans, $52,000 in loans transferred to foreclosed assets and repossessions, and $70,000 in loan write-downs, partially offset by $231,000 in loans added to potential problem loans. Potential problem loans are loans which management has identified through routine internal review procedures as having possible credit problems that may cause the borrowers difficulty in complying with the current repayment terms.  These loans are not reflected in non-performing assets, but are considered in determining the adequacy of the allowance for loan losses.

Due to the deteriorating economic conditions from COVID-19, it is possible that we could experience an increase in potential problem loans in the remainder of 2020.  As noted, we experienced an increased level of loan modifications in late March through June 2020.  In accordance with the CARES Act and guidance from the banking regulatory agencies, we made certain short-term modifications to loan terms to help our customers navigate through the current pandemic situation.  Although loan modifications were made, they did not result in these loans being classified as troubled debt restructurings, potential problem loans or non-performing loans.  If more severe or lengthier negative impacts of the COVID-19 pandemic occur or the effects of the SBA loan programs and other loan and stimulus programs do not enable companies and individuals to completely recover financially, this could result in longer-term modifications, which may be deemed to be troubled debt restructurings, additional potential problem loans and/or additional non-performing loans.  Further actions on our part, including additions to the allowance for loan losses, could result.

Activity in the potential problem loans categories during the six months ended June 30, 2020, was as follows:

	Beginning Balance, January 1	Additions to Potential Problem	Removed from Potential Problem	Transfers to Non- Performing	Transfers to Foreclosed Assets and Repossessions	Charge- Offs	Payments	Ending Balance, June 30
	(In Thousands)
One- to four-family construction	$—	$—	$—	$—	$—	$—	$—	$—
Subdivision construction	—	24	—	—	—	—	—	24
Land development	—	—	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—	—	—
One- to four-family residential	791	—	—	(83)	—	—	(128)	580
Other residential	—	—	—	—	—	—	—	—
Commercial real estate	3,078	—	—	—	—	—	(131)	2,947
Commercial business	—	—	—	—	—	—	—	—
Consumer	512	207	—	(36)	(52)	(70)	(118)	443

Total	$4,381	$231	$—	$(119)	$(52)	$(70)	$(377)	$3,994

At June 30, 2020, the commercial real estate category of potential problem loans included two loans, neither of which was added during 2020.  The largest relationship in this category (added during 2018), which totaled $1.8 million, or 61.6% of the total category, is collateralized by a mixed use commercial retail building.  Payments were current on this relationship at June 30, 2020. The other relationship in the category (added during 2019), which totaled $1.1 million, or 38.4% of the total category, is collateralized by a commercial retail building.  Payments were also current on this relationship at June 30, 2020. The one- to four-family residential category of potential problem loans included 14 loans, none of which were added during the six months ended June 30, 2020. The consumer category of potential problem loans included 56 loans, 22 of which were added during the six months ended June 30, 2020.

Other Real Estate Owned and Repossessions.  Of the total $4.4 million of other real estate owned and repossessions at June 30, 2020, $1.2 million represents the fair value of foreclosed and repossessed assets related to loans acquired in FDIC-assisted transactions and $860,000 represents properties which were not acquired through foreclosure. The foreclosed and other assets acquired in the FDIC-assisted transactions and the properties not acquired through foreclosure are not included in the following table and discussion of other real estate owned and repossessions.

Activity in other real estate owned and repossessions during the six months ended June 30, 2020, was as follows:

	Beginning Balance, January 1	Additions	Sales	Capitalized Costs	Write- Downs	Ending Balance, June 30
	(In Thousands)
One- to four-family construction	$—	$—	$—	$—	$—	$—
Subdivision construction	689	—	(455)	126	(10)	350
Land development	1,816	—	(315)	—	(143)	1,358
Commercial construction	—	—	—	—	—	—
One- to four-family residential	601	—	(310)	—	—	291
Other residential	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—
Consumer	545	684	(889)	—	—	340

Total	$3,651	$684	$(1,969)	$126	$(153)	$2,339

At June 30, 2020, the land development category of foreclosed assets included three properties, the largest of which was located in the Branson, Mo. area and had a balance of $768,000, or 56.5% of the total category.  Of the total dollar amount in the land development category of foreclosed assets, 60.2% was located in the Branson, Mo. area, including the largest property previously mentioned. A portion of a land development property located in the Branson, Mo. area was sold during the three months ending March 31, 2020 for $315,000, which resulted in a write-down of $143,000.  The subdivision construction category of foreclosed assets included one property located in the Branson, Mo. area and had a balance of $350,000. One property in the Branson, Mo. area was sold during the three months ended March 31, 2020, which reduced the foreclosed assets balance by $69,000 and another property in the Branson, Mo. area was sold during the three months ended June 30, 2020, which reduced the foreclosed assets balance by $260,000.  The one- to four-family residential category of foreclosed assets included one property in Springfield, Mo and had a balance of $291,000.  A one- to four-family residential property located in Lake Ozark, Mo. was sold during the three months ended March 31, 2020 for $380,000, resulting in a gain of $70,000.  The amount of additions and sales in the consumer category are due to the volume of repossessions of automobiles, which generally are subject to a shorter repossession process.  The Company experienced increased levels of delinquencies and repossessions in indirect and used automobile loans throughout 2016 and 2017.  The level of delinquencies and repossessions in indirect and used automobile loans generally decreased in 2018 through 2020.

Non-interest Income

For the three months ended June 30, 2020, non-interest income increased $1.1 million to $8.3 million when compared to the three months ended June 30, 2019, primarily as a result of the following items:

Net gains on loan sales:  Net gains on loan sales increased $1.5 million compared to the prior year period.  The increase was due to an increase in originations of fixed-rate loans during the 2020 period compared to the 2019 period.  Fixed rate single-family mortgage loans originated are generally subsequently sold in the secondary market.

Other income:  Other income increased $667,000 compared to the prior year period. In the 2020 period, the Company recognized approximately $823,000 of fee income related to newly-originated interest rate swaps in the Company’s back-to-back swap program with loan customers and swap counterparties.

Service charges and ATM fees:  Service charges and ATM fees decreased $1.2 million compared to the prior year period.  This decrease was primarily due to a decrease in overdraft and insufficient funds fees on customer accounts. This was due to both a reduction in usage by customers and a decision near the end of the first quarter of 2020 to waive certain fees for customers in response to the COVID-19 pandemic, with the effects of that decision felt primarily during the three months ended June 30, 2020.

For the six months ended June 30, 2020, non-interest income increased $1.0 million to $15.6 million when compared to the six months ended June 30, 2019, primarily as a result of the following items:

Net gains on loan sales:  Net gains on loan sales increased $1.8 million compared to the prior year period.  The increase was due to an increase in originations of fixed-rate loans during the 2020 period compared to the 2019 period.  As noted above, fixed rate single-family mortgage loans originated are generally subsequently sold in the secondary market.

Other income:  Other income increased $894,000 compared to the prior year period. In the 2020 period, the Company recognized approximately $1.3 million of fee income related to newly-originated interest rate swaps in the Company’s back-to-back swap program with loan customers and swap counterparties.  The Company also recognized approximately $441,000 in income related to the exit of certain tax credit partnerships during the six months ended June 30, 2020. In the 2019 period, the Company recognized gains totaling $677,000 from the sale of, or recovery of, receivables and assets that were acquired several years prior in FDIC-assisted transactions, with no similar sales or recoveries in the current period.

Service charges and ATM fees:  Service charges and ATM fees decreased $1.4 million compared to the prior year period. This decrease was primarily due to a decrease in overdraft and insufficient funds fees on customer accounts. As noted above, a decision to waive certain fees for customers was made in response to the COVID-19 pandemic during the first quarter 2020 and customer usage decreased in the 2020 period. Also during the first quarter of 2020, $200,000 in additional expenses netted into ATM fee income during the conversion to a new debit card processing system.

Gain (loss) on derivative interest rate products:  The net loss on derivative interest rate products increased $446,000 compared to the net loss in the prior year period. In the 2020 period, the Company recognized a $514,000 decrease in the net fair value related to interest rate swaps in the Company’s back-to-back swap program with loan customers and swap counterparties.  As market interest rates fall this generally decreases the net fair value of these back-to-back swaps.  This is a non-cash item as there was no required settlement of this amount between the Company and its swap counterparties.

Non-interest Expense

For the three months ended June 30, 2020, non-interest expense increased $966,000 to $29.3 million when compared to the three months ended June 30, 2019, primarily as a result of the following items:

Salaries and employee benefits:  Salaries and employee benefits increased $1.4 million from the prior year period.  The increase was primarily due to annual employee compensation merit increases and increased incentives in lending and operations areas. Approximately half of the compensation increase was in the mortgage division where we have added staff and variable compensation increased due to significant increases in new mortgage loan originations, much of which is sold in the secondary market as noted above

Net occupancy expense:  Net occupancy expense increased $258,000 compared to the prior year period.  This was primarily related to increased depreciation on new ATM/ITMs and ATM operating software upgrades implemented during the fourth quarter of 2019. Also included in net occupancy expense for the 2020 quarter are COVID-19-related expenses for various items such as cleaning services, equipment, costs to set up remote work sites and other items.

Advertising:  Advertising expense decreased $405,000 compared to the prior year period. This decrease was primarily due to activities related to sponsorship agreements being halted as a result of the COVID-19 pandemic.

Other operating expenses: Other operating expenses decreased $187,000 from the prior year period. This decrease was primarily due to travel restrictions during the 2020 period. Total travel and entertainment for the three months ended June 30, 2020 was $77,000 compared to $462,000 during the prior year period. This decrease was partially offset with small increases in other expense categories. In response to the COVID-19 pandemic, the Company made contributions of $48,000 during the current year period to various organizations that assist the communities the Company serves.

Insurance:  Insurance expense decreased $128,000 compared to the prior year period. This decrease was primarily due to a decrease in FDIC deposit insurance premiums.  The Bank had a credit with the FDIC for a portion of premiums previously paid to the deposit insurance fund. The remaining credit offset a portion of the deposit insurance premium due for the three months ended June 30, 2020.

For the six months ended June 30, 2020, non-interest expense increased $3.3 million to $60.2 million when compared to the six months ended June 30, 2019, primarily as a result of the following items:

Salaries and employee benefits:  Salaries and employee benefits increased $3.9 million in the six months ended June 30, 2020 compared to the prior year period. The increase was primarily due to annual employee compensation merit increases and increased incentives in lending, including mortgage lending activities as noted above, and operations areas. Additionally, in March 2020, the Company approved a special cash bonus to all employees totaling $1.1 million in response to the COVID-19 pandemic.

Net occupancy expense:  Net occupancy expense increased $623,000 in the six months ended June 30, 2020 compared to the six months ended June 30, 2019.  This was primarily related to increased depreciation on new ATM/ITMs and ATM operating software upgrades implemented during the fourth quarter of 2019. Also included in net occupancy expense for the 2020 period are COVID-19-related expenses for various items such as cleaning services, equipment, costs to set up remote work sites and other items.

Insurance:  Insurance expense decreased $412,000 compared to the prior year period. This decrease was primarily due to a decrease in FDIC deposit insurance premiums.  The Bank had a credit with the FDIC for a portion of premiums previously paid to the deposit insurance fund leaving no premium being due for the three months ended March 31, 2020. The remaining credit mostly offset the deposit insurance premium due during the three months ended June 30, 2020.

Advertising:  Advertising expense decreased $311,000 compared to the prior year period. This decrease was primarily due to activities related to sponsorship agreements being halted as a result of the COVID-19 pandemic.

Expense on other real estate owned and repossessions:  Expense on other real estate owned and repossessions decreased $292,000 compared to the prior year period primarily due to sales of other assets and higher valuation write-downs of certain foreclosed assets during the prior year period. During the 2019 period, valuation write-downs of certain foreclosed assets totaled approximately $444,000, while valuation write-downs in the 2020 period totaled approximately $213,000.

The Company’s efficiency ratio for the three months ended June 30, 2020, was 56.75% compared to 54.50% for the same period in 2019.  The efficiency ratio for the six months ended June 30, 2020, was 57.84% compared to 54.62% for the same period in 2019.  The higher efficiency ratio in the 2020 three and six month periods were primarily due to an increase in non-interest expense. Despite this increase in non-interest expense, the Company’s ratio of non-interest expense to average assets was 2.17% and 2.32% for the three and six months ended June 30, 2020, respectively, compared to 2.35% and 2.38% for the three and six months ended June 30, 2019, respectively.  The decreases in the current three and six month ratios were primarily due to an increase in average assets in the 2020 periods compared to the 2019 periods.  Average assets for the three months ended June 30, 2020, increased $581.6 million, or 12.1%, from the three months ended June 30, 2019, primarily due to increases in loans receivable, investment securities and interest bearing cash balances at the Federal Reserve Bank.  Average assets for the six months ended June 30, 2020, increased $410.2 million, or 8.6%, from the six months ended June 30, 2019, primarily due to increases in loans receivable, investment securities and interest bearing cash balances at the Federal Reserve Bank.

Provision for Income Taxes

For the three months ended June 30, 2020 and 2019, the Company's effective tax rate was 19.3% and 16.8%, respectively. For the six months ended June 30, 2020 and 2019, the Company's effective tax rate was 17.4% and 17.7%, respectively.   These effective rates were lower than the statutory federal tax rate of 21%, due primarily to the utilization of certain investment tax credits and to tax-exempt investments and tax-exempt loans, which reduced the Company’s effective tax rate.  The Company’s effective tax rate may fluctuate in future periods as it is impacted by the level and timing of the Company’s utilization of tax credits and the level of tax-exempt investments and loans and the overall level of pre-tax income.  The Company's effective income tax rate is currently expected to remain below the statutory rate due primarily to the factors noted above. The Company currently expects its effective tax rate (combined federal and state) to be approximately 16.0% to 17.5% for the full year of 2020 and in future years.

Average Balances, Interest Rates and Yields

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. Average balances of loans receivable include the average balances of non-accrual loans for each period. Interest income on loans includes interest received on non-accrual loans on a cash basis.  Interest income on loans includes the amortization of net loan fees which were deferred in accordance with accounting standards.  Net fees included in interest income were $1.5 million and $1.0 million for the three months ended June 30, 2020 and 2019, respectively.  Net fees included in interest income were $2.6 million and $2.1 million for the six months ended June 30, 2020 and 2019, respectively.  Tax-exempt income was not calculated on a tax equivalent basis. The table does not reflect any effect of income taxes.

	June 30, 2020(2)	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019
	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable:
One- to four-family residential	3.84%	$652,281	$7,432	4.58%	$515,749	$6,556	5.10%
Other residential	4.29	936,541	10,940	4.70	819,577	11,270	5.52
Commercial real estate	4.23	1,533,078	17,390	4.56	1,414,009	18,304	5.19
Construction	4.34	636,914	7,612	4.81	713,885	10,585	5.95
Commercial business	3.72	340,872	3,361	3.97	259,779	3,358	5.18
Other loans	5.32	293,432	3,891	5.33	403,584	5,450	5.42
Industrial revenue bonds(1)	4.44	9,757	222	9.16	14,940	248	6.67

Total loans receivable	4.34	4,402,875	50,848	4.64	4,141,523	55,771	5.40

Investment securities(1)	2.97	433,410	3,082	2.86	309,170	2,415	3.13
Other interest-earning assets	0.24	321,414	81	0.10	88,024	537	2.45

Total interest-earning assets	3.91	5,157,699	54,011	4.21	4,538,717	58,723	5.19
Non-interest-earning assets:
Cash and cash equivalents		97,468			92,500
Other non-earning assets		148,031			190,416
Total assets		$5,403,198			$4,821,633

Interest-bearing liabilities:
Interest-bearing demand and savings	0.34	$1,838,077	1,862	0.41	$1,498,795	1,930	0.52
Time deposits	1.44	1,789,349	7,179	1.61	1,733,163	9,652	2.23
Total deposits	0.86	3,627,426	9,041	1.00	3,231,958	11,582	1.44
Short-term borrowings, repurchase agreements and other interest-bearing liabilities	0.02	162,346	10	0.03	244,586	859	1.41
Subordinated debentures issued to capital trusts	2.29	25,774	167	2.60	25,774	267	4.16
Subordinated notes	5.86	89,840	1,338	5.99	74,015	1,094	5.93

Total interest-bearing liabilities	1.01	3,905,386	10,556	1.09	3,576,333	13,802	1.55
Non-interest-bearing liabilities:
Demand deposits		833,251			655,642
Other liabilities		39,824			34,504
Total liabilities		4,778,461			4,266,479
Stockholders’ equity		624,737			555,154
Total liabilities and stockholders’ equity		$5,403,198			$4,821,633

Net interest income:
Interest rate spread	2.90%		$43,455	3.12%		$44,921	3.64%
Net interest margin*				3.39%			3.97%
Average interest-earning assets to average interest- bearing liabilities		132.1%			126.9%

*	Defined as the Company’s net interest income divided by total average interest-earning assets.
(1)

Of the total average balances of investment securities, average tax-exempt investment securities were $64.0 million and $43.5 million for the three months ended June 30, 2020 and 2019, respectively. In addition, average tax-exempt loans and industrial revenue bonds were $20.0 million and $21.0 million for the three months ended June 30, 2020 and 2019, respectively. Interest income on tax-exempt assets included in this table was $538,000 and $614,000 for the three months ended June 30, 2020 and 2019, respectively. Interest income net of disallowed interest expense related to tax-exempt assets was $493,000 and $553,000 for the three months ended June 30, 2020 and 2019, respectively.

(2)

The yield on loans at June 30, 2020 does not include the impact of the accretable yield (income) on loans acquired in the FDIC-assisted transactions.  See “Net Interest Income” for a discussion of the effect on results of operations for the three months ended June 30, 2020.

	June 30, 2020(2)	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable:
One- to four-family residential	3.84%	$628,076	$14,570	4.67%	$506,490	$12,944	5.15%
Other residential	4.29	881,486	21,696	4.95	815,354	22,260	5.51
Commercial real estate	4.23	1,511,434	35,970	4.79	1,400,789	36,000	5.18
Construction	4.34	673,444	17,335	5.18	690,883	20,758	6.06
Commercial business	3.72	305,016	6,552	4.32	261,967	6,750	5.20
Other loans	5.32	305,435	8,424	5.55	420,190	11,154	5.35
Industrial revenue bonds(1)	4.44	10,015	431	8.65	15,072	461	6.17

Total loans receivable	4.34	4,314,906	104,978	4.89	4,110,745	110,327	5.41

Investment securities(1)	2.97	409,206	6,165	3.03	293,937	4,666	3.20
Other interest-earning assets	0.24	205,768	342	0.33	91,182	1,088	2.41

Total interest-earning assets	3.91	4,929,880	111,485	4.55	4,495,864	116,081	5.21
Non-interest-earning assets:
Cash and cash equivalents		94,124			91,657
Other non-earning assets		159,353			185,672
Total assets		$5,183,357			$4,773,193

Interest-bearing liabilities:
Interest-bearing demand and savings	0.34	$1,706,794	3,979	0.47	$1,485,948	3,693	0.50
Time deposits	1.44	1,751,125	15,639	1.80	1,703,087	18,359	2.17
Total deposits	0.86	3,457,919	19,618	1.14	3,189,035	22,052	1.39
Short-term borrowings, repurchase agreements and other interest-bearing liabilities	0.02	213,700	659	0.62	251,347	1,780	1.43
Subordinated debentures issued to capital trusts	2.29	25,774	383	2.99	25,774	534	4.18
Subordinated notes	5.86	82,087	2,432	5.96	73,958	2,189	5.97

Total interest-bearing liabilities	1.01	3,779,480	23,092	1.23	3,540,114	26,555	1.52
Non-interest-bearing liabilities:
Demand deposits		754,618			657,018
Other liabilities		37,385			30,011
Total liabilities		4,571,483			4,227,143
Stockholders’ equity		611,874			546,050
Total liabilities and stockholders’ equity		$5,183,357			$4,773,193

Net interest income:
Interest rate spread	2.90%		$88,393	3.32%		$89,526	3.69%
Net interest margin*				3.61%			4.02%
Average interest-earning assets to average interest- bearing liabilities		130.4%			127.0%

*	Defined as the Company’s net interest income divided by total average interest-earning assets.
(1)

Of the total average balances of investment securities, average tax-exempt investment securities were $48.3 million and $45.7 million for the six months ended June 30, 2020 and 2019, respectively. In addition, average tax-exempt loans and industrial revenue bonds were $20.7 million and $21.4 million for the six months ended June 30, 2020 and 2019, respectively. Interest income on tax-exempt assets included in this table was $1.1 million and $1.2 million for the six months ended June 30, 2020 and 2019, respectively. Interest income net of disallowed interest expense related to tax-exempt assets was $971,000 and $1.1 million for the six months ended June 30, 2020 and 2019, respectively.

(2)

The yield on loans at June 30, 2020 does not include the impact of the accretable yield (income) on loans acquired in the FDIC-assisted transactions.  See “Net Interest Income” for a discussion of the effect on results of operations for the six months ended June 30, 2020.

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

	Three Months Ended June 30,
	2020 vs. 2019
	Increase (Decrease)		Total
	Due to		Increase
	Rate	Volume	(Decrease)
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable	$(8,233)	3,310	$(4,923)
Investment securities	(226)	893	667
Other interest-earning assets	(875)	419	(456)
Total interest-earning assets	(9,334)	4,622	(4,712)
Interest-bearing liabilities:
Demand deposits	(453)	385	(68)
Time deposits	(2,773)	300	(2,473)
Total deposits	(3,226)	685	(2,541)
Short-term borrowings	(632)	(217)	(849)
Subordinated debentures issued to capital trust	(100)	—	(100)
Subordinated notes	11	233	244
Total interest-bearing liabilities	(3,947)	701	(3,246)
Net interest income	$(5,387)	3,921	$(1,466)

	Six Months Ended June 30,
	2020 vs. 2019
	Increase (Decrease)		Total
	Due to		Increase
	Rate	Volume	(Decrease)
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable	$(10,768)	$5,419	$(5,349)
Investment securities	(261)	1,760	1,499
Other interest-earning assets	(1,418)	672	(746)
Total interest-earning assets	(12,447)	7,851	(4,596)
Interest-bearing liabilities:
Demand deposits	(247)	533	286
Time deposits	(3,234)	514	(2,720)
Total deposits	(3,481)	1,047	(2,434)
Short-term borrowings	(886)	(235)	(1,121)
Subordinated debentures issued to capital trust	(151)	—	(151)
Subordinated notes	(4)	247	243
Total interest-bearing liabilities	(4,522)	1,059	(3,463)
Net interest income	$(7,925)	$6,792	$(1,133)

Liquidity

Liquidity is a measure of the Company's ability to generate sufficient cash to meet present and future financial obligations in a timely manner through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. These obligations include the credit needs of customers, funding deposit withdrawals, and the day-to-day operations of the Company. Liquid assets include cash, interest-bearing deposits with financial institutions and certain investment securities and loans. As a result of the Company’s management of the ability to generate liquidity primarily through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors' requirements and meet its borrowers’ credit needs. At June 30, 2020, the Company had commitments of approximately $186.7 million to fund loan originations, $1.12 billion of unused lines of credit and unadvanced loans, and $16.6 million of outstanding letters of credit.

Loan commitments and the unfunded portion of loans at the dates indicated were as follows (in thousands):

	June 30, 2020	March 31, 2020	December 31, 2019	December 31, 2018	December 31, 2017
Closed non-construction loans with unused available lines
Secured by real estate (one- to four-family)	$158,687	$156,381	$155,831	$150,948	$133,587
Secured by real estate (not one- to four-family)	16,124	16,832	19,512	11,063	10,836
Not secured by real estate - commercial business	105,071	79,117	83,782	87,480	113,317

Closed construction loans with unused available lines
Secured by real estate (one-to four-family)	37,789	50,101	48,213	37,162	20,919
Secured by real estate (not one-to four-family)	753,589	809,436	798,810	906,006	718,277

Loan Commitments not closed
Secured by real estate (one-to four-family)	112,769	141,432	69,295	24,253	23,340
Secured by real estate (not one-to four-family)	73,103	95,652	92,434	104,871	156,658
Not secured by real estate - commercial business	800	—	—	405	4,870

	$1,257,932	$1,348,951	$1,267,877	$1,322,188	$1,181,804

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

At June 30, 2020, the Company had these available secured lines and on-balance sheet liquidity:

Federal Home Loan Bank line	$ 1,135.6 million
Federal Reserve Bank line	$ 426.9 million
Cash and cash equivalents	$ 473.6 million
Unpledged securities	$ 219.5 million

Statements of Cash Flows. During both the six months ended June 30, 2020 and 2019, the Company had positive cash flows from operating activities, negative cash flows from investing activities and positive cash flows from financing activities.

Cash flows from operating activities for the periods covered by the Statements of Cash Flows have been primarily related to changes in accrued and deferred assets, credits and other liabilities, the provision for loan losses, depreciation and amortization, realized gains on sales of loans and the amortization of deferred loan origination fees and discounts (premiums) on loans and investments, all of which are non-cash or non-operating adjustments to operating cash flows. Net income adjusted for non-cash and non-operating items and the origination and sale of loans held for sale were the primary source of cash flows from operating activities. Operating activities provided cash flows of $35.4 million and $39.2 million during the six months ended June 30, 2020 and 2019, respectively.

During the six months ended June 30, 2020, investing activities used cash of $259.5 million, primarily due to the net origination of loans, the purchase of investment securities and the purchase of equipment, partially offset by cash proceeds from the termination of interest rate derivatives, the sale of other real estate owned and payments received on investment securities. Investing activities in the 2019 period used cash of $180.3 million, primarily due to the purchase of loans and the net origination of loans, the purchase of investment securities and the purchase of equipment, partially offset by the sale of other real estate owned, the sale of investment securities and payments received on investment securities.

Changes in cash flows from financing activities during the periods covered by the Statements of Cash Flows are due to changes in deposits after interest credited, changes in FHLBank advances and changes in short-term borrowings, as well as advances from borrowers for taxes and insurance, dividend payments to stockholders, purchases of the Company’s common stock and the exercise of common stock options.  Financing activities provided cash of $477.6 million and $119.7 million during the six months ended June 30, 2020 and 2019, respectively.  In the 2020 six-month period, financing activities provided cash primarily as a result of net increases in checking account balances, partially offset by decreases in short-term borrowings, dividends paid to stockholders and the purchase of the Company’s common stock. Also in the 2020 period, cash was provided by the issuance of subordinated notes. In the 2019 six-month period, financing activities provided cash primarily as a result of net increases in checking account balances and certificates of deposit, partially offset by decreases in short-term borrowings and dividends paid to stockholders.

Capital Resources

Management continuously reviews the capital position of the Company and the Bank to ensure compliance with minimum regulatory requirements, as well as to explore ways to increase capital either by retained earnings or other means.

At June 30, 2020, the Company's total stockholders' equity and common stockholders’ equity were each $626.7 million, or 11.3% of total assets, equivalent to a book value of $44.50 per common share. As of December 31, 2019, total stockholders’ equity and common stockholders’ equity were each $603.1 million, or 12.0% of total assets, equivalent to a book value of $42.29 per common share.  At June 30, 2020, the Company’s tangible common equity to tangible assets ratio was 11.1%, compared to 11.9% at December 31, 2019 (See Non-GAAP Financial Measures below).

Included in stockholders’ equity at June 30, 2020 and December 31, 2019, were unrealized gains (net of taxes) on the Company’s available-for-sale investment securities totaling $26.0 million and $9.0 million, respectively.  This increase in unrealized gains primarily resulted from lower market interest rates which increased the fair value of the investment securities.

Also included in stockholders’ equity at June 30, 2020, were realized gains (net of taxes) on the Company’s cash flow hedge (interest rate swap), which was terminated in March 2020, totaling $33.1 million.  This amount, plus associated deferred taxes, is expected to be accreted to interest income over the remaining term of the original interest rate swap contract, which was to end in October 2025.  At June 30, 2020, the remaining pre-tax amount to be recorded in interest income was $42.8 million.  The net effect on total stockholders’ equity over time will be no impact as the reduction of this realized gain will be offset by an increase in retained earnings (as the interest income flows through pre-tax income).

Banks are required to maintain minimum risk-based capital ratios. These ratios compare capital, as defined by the risk-based regulations, to assets adjusted for their relative risk as defined by the regulations. Under current guidelines banks must have a minimum common equity Tier 1 capital ratio of 4.50%, a minimum Tier 1 risk-based capital ratio of 6.00%, a minimum total risk-based capital ratio of 8.00%, and a minimum Tier 1 leverage ratio of 4.00%. To be considered "well capitalized," banks must have a minimum common equity Tier 1 capital ratio of 6.50%, a minimum Tier 1 risk-based capital ratio of 8.00%, a minimum total risk-based capital ratio of 10.00%, and a minimum Tier 1 leverage ratio of 5.00%. On June 30, 2020, the Bank's common equity Tier 1 capital ratio was 13.1%, its Tier 1 capital ratio was 13.1%, its total capital ratio was 14.2% and its Tier 1 leverage ratio was 11.5%. As a result, as of June 30, 2020, the Bank was well capitalized, with capital ratios in excess of those required to qualify as such.  On December 31, 2019, the Bank's common equity Tier 1 capital ratio was 13.1%, its Tier 1 capital ratio was 13.1%, its total capital ratio was 14.0% and its Tier 1 leverage ratio was 12.3%. As a result, as of December 31, 2019, the Bank was well capitalized, with capital ratios in excess of those required to qualify as such.

The FRB has established capital regulations for bank holding companies that generally parallel the capital regulations for banks. On June 30, 2020, the Company's common equity Tier 1 capital ratio was 12.5%, its Tier 1 capital ratio was 13.0%, its total capital ratio was 17.2% and its Tier 1 leverage ratio was 11.4%. To be considered well capitalized, a bank holding company must have a Tier 1 risk-based capital ratio of at least 6.00% and a total risk-based capital ratio of at least 10.00%.  As of June 30, 2020, the Company was considered well capitalized, with capital ratios in excess of those required to qualify as such.  On December 31, 2019, the Company's common equity Tier 1 capital ratio was 12.0%, its Tier 1 capital ratio was 12.5%, its total capital ratio was 15.0% and its Tier 1 leverage ratio was 11.8%.  As of December 31, 2019, the Company was considered well capitalized, with capital ratios in excess of those required to qualify as such.

In June 2020, the Company further enhanced its regulatory capital position with the issuance of $75.0 million of 5.50% fixed-to-floating rate subordinated notes due June 15, 2030, which count as Tier 2 Capital in the calculation of the Total Capital Ratio.  The notes will accrue interest at the fixed rate of 5.50% to but excluding June 15, 2025. From and including June 15, 2025 to but excluding the maturity date of June 15, 2030, if not redeemed by the Company, the notes will accrue interest at a floating rate.

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

Dividends. During the three months ended June 30, 2020, the Company declared common stock cash dividends of $0.34 per share, or 37% of net income per diluted common share for that three month period, and paid common stock cash dividends of $0.34 per share (which was declared in March 2020).  During the three months ended June 30, 2019, the Company declared a common stock cash dividend of $0.32 per share, or 25% of net income per diluted common share for that three month period, and paid a common stock cash dividend of $0.32 per share (which was declared in March 2019).  During the six months ended June 30, 2020, the Company declared common stock cash dividends of $1.68 per share, or 85% of net income per diluted common share for that six month period, and paid common stock cash dividends of $1.68 per share ($0.34 of which was declared in December 2019). The total dividends declared during the six months ended June 30, 2020, consisted of regular cash dividends of $0.68 per share and a special cash dividend of $1.00 per share.  During the six months ended June 30, 2019, the Company declared common stock cash dividends of $1.39 per share, or 55% of net income per diluted common share for that six month period, and paid a common stock cash dividend of $1.39 per share. The total dividends declared during the six months ended June 30, 2019, consisted of regular cash dividends of $0.64 per share and a special cash dividend of $0.75 per share. The Board of Directors meets regularly to consider the level and the timing of dividend payments.  The $0.34 per share dividend declared but unpaid as of June 30, 2020, was paid to stockholders in July 2020.

Common Stock Repurchases and Issuances. The Company has been in various buy-back programs since May 1990. During the three months ended June 30, 2020, the Company issued 600 shares of stock at an average price of $23.19 per share to cover stock option exercises and did not repurchase any shares of its common stock. During the three months ended June 30, 2019, the Company issued 30,858 shares of stock at an average price of $28.50 per share to cover stock option exercises and did not repurchase any shares of its common stock. During the six months ended June 30, 2020, the Company issued 7,075 shares of stock at an average price of $36.36 per share to cover stock option exercises and repurchased 183,707 shares of its common stock at an average price of $44.36 per share.  During the six months ended June 30, 2019, the Company issued 66,458 shares of stock at an average price of $29.06 per share to cover stock option exercises and repurchased 16,040 shares of its common stock at an average price of $52.93 per share.

On April 18, 2018, the Company's Board of Directors authorized management to repurchase up to 500,000 shares of the Company's outstanding common stock, under a program of open market purchases or privately negotiated transactions. The program does not have an expiration date.  Management has historically utilized stock buy-back programs from time to time as long as management believed that repurchasing the stock would contribute to the overall growth of shareholder value. The number of shares of stock that will be repurchased at any particular time and the prices that will be paid are subject to many factors, several of which are outside of the control of the Company. The primary factors, however, are the number of shares available in the market from sellers at any given time, the price of the stock within the market as determined by the market and the projected impact on the Company’s earnings per share and capital. As of June 30, 2020, there were 282,771 shares still available to be repurchased under the program.

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

Non-GAAP Reconciliation:  Ratio of Tangible Common Equity to Tangible Assets

	June 30,	December 31,
	2020	2019
	(Dollars in Thousands)

Common equity at period end	$626,728	$603,066
Less: Intangible assets at period end	7,521	8,098
Tangible common equity at period end (a)	$619,207	$594,968

Total assets at period end	$5,566,650	$5,015,072
Less: Intangible assets at period end	7,521	8,098
Tangible assets at period end (b)	$5,559,129	$5,006,974

Tangible common equity to tangible assets (a) / (b)	11.14%	11.88%

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

The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained despite fluctuations in prevailing interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time. The difference, or the interest rate repricing "gap," provides an indication of the extent to which an institution's interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities repricing during the same period, and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets during the same period. Generally, during a period of rising interest rates, a negative gap within shorter repricing periods would adversely affect net interest income, while a positive gap within shorter repricing periods would result in an increase in net interest income. During a period of falling interest rates, the opposite would be true. As of June 30, 2020, Great Southern's interest rate risk models indicate that, generally, rising interest rates are expected to have a positive impact on the Company's net interest income, while declining interest rates are expected to have a negative impact on net interest income. We model various interest rate scenarios for rising and falling rates, including both parallel and non-parallel shifts in rates. The results of our modeling indicate that net interest income is not likely to be significantly affected either positively or negatively in the first twelve months following a rate change, regardless of any changes in interest rates, because our portfolios are relatively well matched in a twelve-month horizon. In a situation where market interest rates decrease significantly in a short period of time, as they did in March 2020, our net interest margin decrease may be more pronounced in the very near term (first one to three months), due to fairly rapid decreases in LIBOR interest rates. In the subsequent months we expect that the net interest margin would stabilize and begin to improve, as renewal interest rates on maturing time deposits are expected to decrease compared to the current rates paid on those products. Subsequent to June 30, 2020, cumulative time deposit maturities are as follows: within three months --$504 million; within six months -- $842 million; and within twelve months -- $1.4 billion. At June 30, 2020, the weighted average interest rates on these various cumulative maturities were 1.54%, 1.52% and 1.42%, respectively.

The current level and shape of the interest rate yield curve poses challenges for interest rate risk management. Prior to its increase of 0.25% on December 16, 2015, the FRB had last changed interest rates on December 16, 2008. This was the first rate increase since September 29, 2006.  The FRB also implemented rate change increases of 0.25% on eight additional occasions beginning December 14, 2016 and through December 31, 2018, with the Federal Funds rate reaching as high as 2.50%.  After December 2018, the FRB paused its rate increases and, in July, September and

October 2019, implemented rate decreases of 0.25% on each of those occasions. At December 31, 2019, the Federal Funds rate stood at 1.75%.  In response to the coronavirus pandemic in the first quarter of 2020, the FRB decreased interest rates on two occasions in March 2020, a 0.50% decrease on March 3rd and a 1.00% decrease on March 16th. At June 30, 2020, the Federal Funds rate stood at 0.25%.  A substantial portion of Great Southern’s loan portfolio ($2.09 billion at June 30, 2020) is tied to the one-month or three-month LIBOR index and will be subject to adjustment at least once within 90 days after June 30, 2020.  Of these loans, $1.97 billion had interest rate floors.  Great Southern also has a portfolio of loans ($227 million at June 30, 2020) tied to a "prime rate" of interest and will adjust immediately with changes to the “prime rate” of interest.  During the latter half of 2019 and the six months ended June 30, 2020, we experienced some compression of our net interest margin percentage due to 2.25% of Federal Fund rate cuts over that time period.  Margin compression primarily resulted from generally slower changing average interest rates on deposits and borrowings and lower yields on loans and other interest-earning assets.  LIBOR interest rates decreased further in April and May of 2020, putting pressure on loan yields during the three months ended June 30, 2020, and strong pricing competition for loans and deposits remains in most of our markets.

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

ITEM 4. CONTROLS AND PROCEDURES

We maintain a system of disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) that is designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate. An evaluation of our disclosure controls and procedures was carried out as of June 30, 2020, under the supervision and with the participation of our principal executive officer, principal financial officer and several other members of our senior management. Our principal executive officer and principal financial officer concluded that, as of June 30, 2020, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including the principal executive officer and principal financial officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There were no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) under the Act) that occurred during the quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Impact of the COVID-19 Pandemic on Our Customers, Employees and Business Operations Has Had, and Will Likely Continue to Have, a Significant Adverse Effect on Our Business, Results of Operations and Financial Condition

The COVID-19 pandemic has significantly adversely affected our operations and the way we provide banking services to businesses and individuals, many of whom were under some form of government-issued stay-at-home orders.  As an essential business, we continued to provide banking and financial services to our customers with drive-through access available at our branch locations and in-person services available by appointment.  At this time, all of our banking center facilities are fully open. In addition, we continue to provide access to banking and financial services through online banking, ATMs and by telephone. If the COVID-19 pandemic worsens, it could limit or disrupt our ability to provide banking and financial services to our customers.

Approximately 50% of our non-frontline associates have been working remotely to enable us to continue to provide banking services to our customers.  Some of these associates have returned to their normal workplace, but most are still working remotely.  Heightened cybersecurity, information security and operational risks may result from these work-from-home arrangements. We also could be adversely affected if key personnel or a significant number of employees were to become unavailable due to the effects of, and restrictions resulting from, the COVID-19 pandemic.  We also rely upon our third-party vendors to conduct business and to process, record and monitor transactions. If any of these vendors are unable to continue to provide us with these services, it could negatively impact our ability to serve our customers. Although we have business continuity plans and other safeguards in place, there is no assurance that such plans and safeguards will be effective.

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

The following table reflects the Company’s repurchase activity during the three months ended June 30, 2020.

	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan(1)

April 1, 2020 – April 30, 2020	—	$ —	—	282,711
May 1, 2020 – May 31, 2020	—	—	—	282,711
June 1, 2020 – June 30, 2020	—	—	—	282,711
	—	$ —	—

_______________________
(1)	Amount represents the number of shares available to be repurchased under the April 2018 plan as of the last calendar day of the month shown.

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

(4)	Instruments defining the rights of security holders, including indentures

The Indenture, dated June 12, 2020, between the Registrant and U.S. Bank National Association, as Trustee, previously filed with the Commission (File no. 000-18082) as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on June 12, 2020, is incorporated herein by reference as Exhibit 4.1.

The First Supplemental Indenture, dated June 12, 2020, between the Registrant and U.S. Bank National Association, as Trustee (relating to the Registrant’s 5.50% Fixed-to-Floating Rate Subordinated Notes due June 15, 2030), including the form of subordinated note included therein, previously filed with the Commission (File no. 000-18082) as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on June 12, 2020, is incorporated herein by reference as Exhibit 4.2.

The Subordinated Indenture, dated as of August 12, 2016, between the Registrant and Wilmington Trust, National Association, as Trustee, previously filed with the Commission (File no. 000-18082) as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on August 12, 2016, is incorporated herein by reference as Exhibit 4.3.

The First Supplemental Indenture, dated as of August 12, 2016, between the Registrant and Wilmington Trust, National Association, as Trustee (relating to the Registrant’s 5.25% Fixed-to-Floating Rate Subordinated Notes due August 15, 2026), including the form of subordinated note included therein, previously filed with the Commission (File no. 000-18082) as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on August 12, 2016, is incorporated herein by reference as Exhibit 4.4.

The Company hereby agrees to furnish the SEC upon request, copies of the instruments defining the rights of the holders of each other issue of the Registrant's long-term debt.

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

None.

(101)

Attached as Exhibit 101 are the following financial statements from the Great Southern Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated statements of financial condition, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows and (v) notes to consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Great Southern Bancorp, Inc.
Registrant
Date: August 7, 2020	/s/ Joseph W. Turner
Joseph W. Turner President and Chief Executive Officer (Principal Executive Officer)
Date: August 7, 2020	/s/ Rex A. Copeland
Rex A. Copeland Treasurer (Principal Financial and Accounting Officer)