Form 10-Q
period 2020-09-30
GREAT SOUTHERN BANCORP, INC.
filed 2020-11-06
CIK 854560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the Quarterly Period Ended September 30, 2020

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

Yes /X/     No /  /

Indicate by check mark whether the registrant has submitted electronically every Interactive Data file required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes/X/   No /  /

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐   No /X/

The number of shares outstanding of each of the registrant's classes of common stock: 13,844,270 shares of common stock, par value $0.01 per share, outstanding at November 4, 2020.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except number of shares)

	SEPTEMBER 30,	DECEMBER 31,
	2020	2019
	(Unaudited)

ASSETS
Cash	$91,098	$99,299
Interest-bearing deposits in other financial institutions	247,168	120,856
Cash and cash equivalents	338,266	220,155
Available-for-sale securities	445,940	374,175
Mortgage loans held for sale	23,973	9,242
Loans receivable, net of allowance for loan losses of $54,238 - September 2020; $40,294 - December 2019	4,413,764	4,153,982
Interest receivable	14,139	13,530
Prepaid expenses and other assets	44,671	74,984
Other real estate owned and repossessions, net	3,007	5,525
Premises and equipment, net	140,502	141,908
Goodwill and other intangible assets	7,232	8,098
Federal Home Loan Bank stock and other interest-earning assets	11,036	13,473
Current and deferred income taxes	480	-
Total Assets	$5,443,010	$5,015,072

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$4,443,757	$3,960,106
Securities sold under reverse repurchase agreements with customers	155,042	84,167
Short-term borrowings and other interest-bearing liabilities	1,218	228,157
Subordinated debentures issued to capital trust	25,774	25,774
Subordinated notes	148,217	74,276
Accrued interest payable	2,859	4,250
Advances from borrowers for taxes and insurance	11,841	7,484
Accrued expenses and other liabilities	29,659	24,904
Current and deferred income taxes	-	2,888
Total Liabilities	4,818,367	4,412,006

Commitments and Contingencies	-	-

Stockholders' Equity:
Capital stock
Serial preferred stock - $0.01 par value; authorized 1,000,000 shares; issued and outstanding September 2020 and December 2019 - - 0- shares	-	-
Common stock, $0.01 par value; authorized 20,000,000 shares; issued and outstanding September 2020 – 13,880,570 shares; December 2019 - 14,261,052 shares	139	143
Additional paid-in capital	34,539	33,510
Retained earnings	534,331	537,167
Accumulated other comprehensive income	55,634	32,246
Total Stockholders' Equity	624,643	603,066
Total Liabilities and Stockholders' Equity	$5,443,010	$5,015,072

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	THREE MONTHS ENDED SEPTEMBER 30,
	2020	2019
	(Unaudited)

INTEREST INCOME
Loans	$50,476	$57,226
Investment securities and other	3,123	2,961
TOTAL INTEREST INCOME	53,599	60,187

INTEREST EXPENSE
Deposits	7,094	11,792
Short-term borrowings and repurchase agreements	8	1,123
Subordinated debentures issued to capital trust	128	253
Subordinated notes	2,201	1,095
TOTAL INTEREST EXPENSE	9,431	14,263

NET INTEREST INCOME	44,168	45,924
PROVISION FOR LOAN LOSSES	4,500	1,950
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	39,668	43,974

NON-INTEREST INCOME
Commissions	318	173
Service charges, debit card and ATM fees	4,692	5,619
Net gains on loan sales	2,878	1,021
Late charges and fees on loans	352	364
Gain (loss) on derivative interest rate products	89	(101)
Other income	1,137	1,579
TOTAL NON-INTEREST INCOME	9,466	8,655

NON-INTEREST EXPENSE
Salaries and employee benefits	18,701	15,827
Net occupancy and equipment expense	7,147	6,613
Postage	748	792
Insurance	753	339
Advertising	757	794
Office supplies and printing	271	258
Telephone	987	904
Legal, audit and other professional fees	582	681
Expense on other real estate and repossessions	199	603
Partnership tax credit investment amortization	-	91
Acquired deposit intangible asset amortization	289	289
Other operating expenses	1,554	1,534
TOTAL NON-INTEREST EXPENSE	31,988	28,725

INCOME BEFORE INCOME TAXES	17,146	23,904
PROVISION FOR INCOME TAXES	3,692	4,172
NET INCOME AND NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$13,454	$19,732

Basic Earnings Per Common Share	$0.96	$1.39
Diluted Earnings Per Common Share	$0.96	$1.38
Dividends Declared Per Common Share	$0.34	$0.34

  See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	NINE MONTHS ENDED SEPTEMBER 30,
	2020	2019
	(Unaudited)

INTEREST INCOME
Loans	$155,453	$167,552
Investment securities and other	9,631	8,715
TOTAL INTEREST INCOME	165,084	176,267

INTEREST EXPENSE
Deposits	26,712	33,844
Short-term borrowings and repurchase agreements	667	2,904
Subordinated debentures issued to capital trust	511	787
Subordinated notes	4,633	3,283
TOTAL INTEREST EXPENSE	32,523	40,818

NET INTEREST INCOME	132,561	135,449
PROVISION FOR LOAN LOSSES	14,371	5,500
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	118,190	129,949

NON-INTEREST INCOME
Commissions	760	670
Service charges, debit card and ATM fees	13,590	15,887
Net gains on loan sales	5,308	1,645
Late charges and fees on loans	1,175	1,066
Net realized gains on sales of available-for-sale securities	78	10
Loss on derivative interest rate products	(424)	(169)
Other income	4,606	4,154
TOTAL NON-INTEREST INCOME	25,093	23,263

NON-INTEREST EXPENSE
Salaries and employee benefits	53,699	46,895
Net occupancy and equipment expense	20,619	19,462
Postage	2,294	2,342
Insurance	1,668	1,667
Advertising	1,814	2,162
Office supplies and printing	806	743
Telephone	2,904	2,645
Legal, audit and other professional fees	1,844	2,023
Expense on other real estate and repossessions	946	1,642
Partnership tax credit investment amortization	-	274
Acquired deposit intangible asset amortization	866	902
Other operating expenses	4,691	4,845
TOTAL NON-INTEREST EXPENSE	92,151	85,602

INCOME BEFORE INCOME TAXES	51,132	67,610
PROVISION FOR INCOME TAXES	9,607	11,890
NET INCOME AND NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$41,525	$55,720

Basic Earnings Per Common Share	$2.94	$3.93
Diluted Earnings Per Common Share	$2.93	$3.90
Dividends Declared Per Common Share	$2.02	$1.73

  See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	THREE MONTHS ENDED SEPTEMBER 30,
	2020	2019
	(Unaudited)

Net Income	$13,454	$19,732

Unrealized appreciation (depreciation) on available-for-sale securities, net of taxes (credit) of $(531) and $1,315, for 2020 and 2019, respectively	(1,796)	4,452

Change in fair value of cash flow hedge, net of taxes of $0 and $1,318, for 2020 and 2019, respectively	-	4,461

Amortization of realized gain on termination of cash flow hedge, net of taxes (credit) of $467 and $0, for 2020 and 2019, respectively	(1,581)	-

Comprehensive Income	$10,077	$28,645

	NINE MONTHS ENDED SEPTEMBER 30,
	2020	2019
	(Unaudited)

Net Income	$41,525	$55,720

Unrealized appreciation on available-for-sale securities, net of taxes of $4,482 and $3,732, for 2020 and 2019, respectively	15,177	12,642

Reclassification adjustment for gains included in net income, net of taxes (credit) of $18 and $2, for 2020 and 2019, respectively	(60)	(8)

Change in fair value of cash flow hedge, net of taxes of $3,519 and $5,549, for 2020 and 2019, respectively	11,914	18,789

Amortization of realized gain on termination of cash flow hedge, net of taxes (credit) of $(1,075) and $0, for 2020 and 2019, respectively	(3,643)	-

Comprehensive Income	$64,913	$87,143

  See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share data)

	THREE MONTHS ENDED SEPTEMBER 30, 2019
				Accumulated
				Other
	Common	Additional	Retained	Comprehensive	Treasury
	Stock	Paid-in Capital	Earnings	Income (Loss)	Stock	Total
	(Unaudited)

Balance, June 30, 2019	$142	$31,603	$508,427	$32,137	$-	$572,309
Net income	-	-	19,732	-	-	19,732
Stock issued under Stock Option
Plan	-	482	-	-	167	649
Common dividends declared,	-	-	(4,833)	-	-	(4,833)
$0.34 per share
Other comprehensive gain	-	-	-	8,913	-	8,913
Reclassification of treasury stock
per Maryland law	-	-	167	-	(167)	-

Balance, September 30, 2019	$142	$32,085	$523,493	$41,050	$-	$596,770

	THREE MONTHS ENDED SEPTEMBER 30, 2020
				Accumulated
				Other
	Common	Additional	Retained	Comprehensive	Treasury
	Stock	Paid-in Capital	Earnings	Income (Loss)	Stock	Total
	(Unaudited)

Balance, June 30, 2020	$141	$34,230	$533,346	$59,011	$-	$626,728
Net income	-	-	13,454	-	-	13,454
Stock issued under Stock Option
Plan	-	309	-	-	37	346
Common dividends declared,	-	-	(4,790)	-	-	(4,790)
$0.34 per share
Other comprehensive loss	-	-	-	(3,377)	-	(3,377)
Purchase of the Company’s common stock	-	-	-	-	(7,718)	(7,718)
Reclassification of treasury stock
per Maryland law	(2)	-	(7,679)	-	7,681	-

Balance, September 30, 2020	$139	$34,539	$534,331	$55,634	$-	$624,643

  See Notes to Consolidated Financial Statements

	NINE MONTHS ENDED SEPTEMBER 30, 2019
				Accumulated
				Other
	Common	Additional	Retained	Comprehensive	Treasury
	Stock	Paid-in Capital	Earnings	Income (Loss)	Stock	Total
	(Unaudited)

Balance, January 1, 2019	$142	$30,121	$492,087	$9,627	$-	$531,977
Net income	-	-	55,720	-	-	55,720
Stock issued under Stock Option
Plan	-	1,964	-	-	1,059	3,023
Common dividends declared,	-	-	(24,524)	-	-	(24,524)
$1.39 per share
Purchase of the Company’s common stock	-	-	-	-	(849)	(849)
Other comprehensive gain	-	-	-	31,423	-	31,423
Reclassification of treasury stock
per Maryland law	-	-	210	-	(210)	-

Balance, September 30, 2019	$142	$32,085	$523,493	$41,050	$-	$596,770

	NINE MONTHS ENDED SEPTEMBER 30, 2020
				Accumulated
				Other
	Common	Additional	Retained	Comprehensive	Treasury
	Stock	Paid-in Capital	Earnings	Income (Loss)	Stock	Total
	(Unaudited)

Balance, January 1, 2020	$143	$33,510	$537,167	$32,246	$-	$603,066
Net income	-	-	41,525	-	-	41,525
Stock issued under Stock Option
Plan	-	1,029	-	-	133	1,162
Common dividends declared,	-	-	(28,631)	-	-	(28,631)
$2.02 per share
Other comprehensive gain	-	-	-	23,388	-	23,388
Purchase of the Company’s common stock	-	-	-	-	(15,867)	(15,867)
Reclassification of treasury stock
per Maryland law	(4)	-	(15,730)	-	15,734	-

Balance, September 30, 2020	$139	$34,539	$534,331	$55,634	$-	$624,643

  See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	NINE MONTHS ENDED SEPTEMBER 30,
	2020	2019
	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$41,525	$55,720
Proceeds from sales of loans held for sale	220,910	81,403
Originations of loans held for sale	(228,836)	(88,864)
Items not requiring (providing) cash:
Depreciation	7,478	7,076
Amortization	1,344	1,566
Compensation expense for stock option grants	837	667
Provision for loan losses	14,371	5,500
Net gains on loan sales	(5,308)	(1,645)
Net realized gains on sales of available-for-sale securities	(78)	(10)
Net (gains) losses on sale of premises and equipment	19	(24)
Net losses on sale/write-down of other real estate owned and repossessions	31	205
Accretion of deferred income, premiums, discounts and other	(4,076)	(2,949)
Loss on derivative interest rate products	424	169
Deferred income taxes	(12,400)	(193)
Changes in:
Interest receivable	(984)	(253)
Prepaid expenses and other assets	311	(1,940)
Accrued expenses and other liabilities	(1,912)	3,333
Income taxes refundable/payable	2,124	4,414
Net cash provided by operating activities	35,780	64,175
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans	(268,313)	(123,401)
Purchase of loans	(3,675)	(57,545)
Purchase of premises and equipment	(6,609)	(8,274)
Proceeds from sale of premises and equipment	527	172
Proceeds from sale of other real estate owned and repossessions	3,461	12,867
Capitalized costs on other real estate owned	(126)	(93)
Proceeds from termination of interest rate derivative	45,864	-
Proceeds from sales of available-for-sale securities	19,236	28,057
Proceeds from maturities and calls of available-for-sale securities	26,940	13,370
Principal reductions on mortgage-backed securities	19,650	12,788
Purchase of available-for-sale securities	(118,296)	(143,151)
Redemption of Federal Home Loan Bank stock and change in other interest-earning assets	2,437	673
Net cash used in investing activities	(278,904)	(264,537)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in certificates of deposit	(210,626)	136,194
Net increase in checking and savings deposits	694,288	73,995
Net decrease in short-term borrowings	(156,064)	(4,293)
Advances from borrowers for taxes and insurance	4,357	5,313
Proceeds from issuance of subordinated notes	73,513	-
Dividends paid	(28,691)	(24,219)
Purchase of the Company’s common stock	(15,867)	(849)
Stock options exercised	325	2,356
Net cash provided by financing activities	361,235	188,497
INCREASES (DECREASES) IN CASH AND CASH EQUIVALENTS	118,111	(11,865)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	220,155	202,742
CASH AND CASH EQUIVALENTS, END OF PERIOD	$338,266	$190,877

  See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Great Southern Bancorp, Inc. (the "Company" or "Great Southern") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The financial statements presented herein reflect all adjustments which are, in the opinion of management, necessary to fairly present the financial condition, results of operations, changes in stockholders’ equity and cash flows of the Company as of the dates and for the periods presented. Those adjustments consist only of normal recurring adjustments. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the full year. The consolidated statement of financial condition of the Company as of December 31, 2019, has been derived from the audited consolidated statement of financial condition of the Company as of that date.  Certain prior period amounts have been reclassified to conform to the current period presentation.  These reclassifications had no effect on net income.

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

NOTE 3: RECENT ACCOUNTING PRONOUNCEMENTS

In June 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments – Credit Losses (Topic 326).  The Update amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. This Update affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash.  The Update was set to be effective for the Company on January 1, 2020.  During March 2020, pursuant to the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and guidance from the Securities and Exchange Commission (the “SEC”) and the Financial

Accounting Standards Board (the “FASB”), we elected to delay adoption of the new accounting standard related to accounting for credit losses (“CECL”).  Our third quarter and year-to-date financial statements are prepared under the existing incurred loss methodology standard for accounting for loan losses.

The adoption of the CECL model during the fourth quarter of 2020 will require us to recognize a one-time cumulative adjustment to our allowance for loan losses and a liability for potential losses related to the unfunded portion of our loans and commitments in order to fully transition from the incurred loss model to the CECL model. Upon initial adoption, we expect to increase the balance of our allowance for credit losses in a range of $11 million to $14 million and create a liability for potential losses related to the unfunded portion of our loans and commitments in a range of $7 million to $10 million.  The after-tax effect of this is expected to result in a decrease in our retained earnings of $14 million to $18 million.  Further, we have analyzed the impact on our financial statements at and for the nine months ended September 30, 2020 as if we had adopted the CECL accounting standard on January 1, 2020. In addition to the impact from the initial adoption above, under CECL we would expect to further increase the balance of our allowance for credit losses in a range of $-0- to $3 million through a corresponding increase in provision for credit losses during the nine months ended September 30, 2020.  This is in addition to the $14.4 million of provision expense already recorded under the incurred loss method during the nine months ended September 30, 2020.  The liability for potential losses related to the unfunded portion of our loans and commitments would be expected to have no material change during the nine months ended September 30, 2020. These estimates are subject to change as material assumptions are refined and model validations are completed.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles: Goodwill and Other: Simplifying the Test for Goodwill Impairment (Topic 350). To simplify the subsequent measurement of goodwill, the amendments eliminate Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test should be performed by comparing the fair value of a reporting unit with its carrying amount and an impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value.  An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the qualitative impairment test is necessary.  The nature of and reason for the change in accounting principle should be disclosed upon transition. The amendments in this update are required for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The impact of adopting this new guidance during the quarter ended March 31, 2020 did not have a material impact on the Company’s consolidated financial statements. At September 30, 2020, the Company performed its annual review of goodwill and intangibles, including consideration of the current circumstances brought about by the COVID-19 pandemic and its effect on the valuation of the Company and other bank holding companies. The Company concluded that no impairment of its goodwill and intangible assets had occurred at September 30, 2020.

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

NOTE 4: EARNINGS PER SHARE

	Three Months Ended September 30,
	2020	2019
	(In Thousands, Except Per Share Data)

Basic:
Average common shares outstanding	14,053	14,210
Net income and net income available to common stockholders	$13,454	$19,732
Per common share amount	$0.96	$1.39

Diluted:
Average common shares outstanding	14,053	14,210
Net effect of dilutive stock options – based on the treasury
stock method using average market price	32	107
Diluted common shares	14,085	14,317
Net income and net income available to common stockholders	$13,454	$19,732
Per common share amount	$0.96	$1.38

	Nine Months Ended September 30,
	2020	2019
	(In Thousands, Except Per Share Data)

Basic:
Average common shares outstanding	14,119	14,187
Net income and net income available to common stockholders	$41,525	$55,720
Per common share amount	$2.94	$3.93

Diluted:
Average common shares outstanding	14,119	14,187
Net effect of dilutive stock options – based on the treasury
stock method using average market price	46	110
Diluted common shares	14,165	14,297
Net income and net income available to common stockholders	$41,525	$55,720
Per common share amount	$2.93	$3.90

Options outstanding at September 30, 2020 and 2019, to purchase 654,369 and 328,275 shares of common stock, respectively, were not included in the computation of diluted earnings per common share for the three month periods then ended because the exercise prices of such options were greater than the average market prices of the common stock for the three months ended September 30, 2020 and 2019, respectively.  Options outstanding at September 30, 2020 and 2019, to purchase 650,869 and 318,275 shares of common stock, respectively, were not included in the computation of diluted earnings per common share for the nine month periods then ended because the exercise prices of such options were greater than the average market prices of the common stock for the nine months ended September 30, 2020 and 2019, respectively.

NOTE 5: INVESTMENT SECURITIES

The amortized cost and fair values of securities classified as available-for-sale were as follows:

	September 30, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)

AVAILABLE-FOR-SALE SECURITIES:
Agency mortgage-backed securities	$152,068	$19,402	$12	$171,458
Agency collateralized mortgage obligations	176,077	9,273	259	185,091
States and political subdivisions	65,821	1,959	97	67,683
Small Business Administration securities	20,677	1,031	-	21,708
	$414,643	$31,665	$368	$445,940

	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)

AVAILABLE-FOR-SALE SECURITIES:
Agency mortgage-backed securities	$156,591	$8,716	$265	$165,042
Agency collateralized mortgage obligations	149,980	2,891	921	151,950
States and political subdivisions	33,757	1,368	-	35,125
Small Business Administration securities	22,132	-	74	22,058
	$362,460	$12,975	$1,260	$374,175

The amortized cost and fair value of available-for-sale securities at September 30, 2020, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In Thousands)

One year or less	$-	$-
After one through five years	-	-
After five through ten years	10,388	11,064
After ten years	55,433	56,619
Securities not due on a single maturity date	348,822	378,257

	$414,643	$445,940

There were no securities classified as held to maturity at September 30, 2020 or December 31, 2019.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at September 30, 2020 and December 31, 2019, was approximately $33.9 million and $116.2 million, respectively, which is approximately 7.6% and 31.1% of the Company’s available-for-sale investment portfolio, respectively.

Based on an evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes any declines in fair value for these debt securities are temporary.

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2020 and December 31, 2019:

	September 30, 2020
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)

Agency mortgage-backed securities	$11,140	$(12)	$-	$-	$11,140	$(12)
Agency collateralized mortgage obligations	12,849	(259)	-	-	12,849	(259)
States and political subdivisions	9,929	(97)	-	-	9,929	(97)

	$33,918	$(368)	$-	$-	$33,918	$(368)

	December 31, 2019
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)

Agency mortgage-backed securities	$-	$-	$24,762	$(265)	$24,762	$(265)
Agency collateralized mortgage obligations	69,372	(921)	-	-	69,372	(921)
Small Business Administration securities	22,058	(74)	-	-	22,058	(74)

	$91,430	$(995)	$24,762	$(265)	$116,192	$(1,260)

There were no sales of available-for-sale securities during the three months ended September 30, 2020.  Gross gains of $78,000 resulting from sales of available-for-sale securities were realized during the nine months ended September 30, 2020. There were no sales of available-for-sale securities during the three months ended September 30, 2020.  Gross gains of $226,000 and gross losses of $216,000 resulting from sales of available-for-sale securities were realized during the nine months ended September 30, 2019. Gains and losses on sales of securities are determined on the specific-identification method.

Other-than-temporary Impairment.  Upon acquisition of a security, the Company decides whether it is within the scope of the accounting guidance for beneficial interests in securitized financial assets or will be evaluated for impairment under the accounting guidance for investments in debt and equity securities. The Company does not have, and does not currently expect to have, securities within the scope of the accounting guidance for beneficial interests. For securities where the security is not a beneficial interest in securitized financial assets, the Company uses the debt and equity securities impairment model.

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

During the three and nine months ended September 30, 2020, no securities were determined to have impairment that had become other-than-temporary.

Credit Losses Recognized on Investments.  During the three and nine months ended September 30, 2020 and 2019, respectively, there were no debt securities that had experienced fair value deterioration due to credit losses, as well as due to other market factors, but are not otherwise other-than-temporarily impaired.

Amounts Reclassified Out of Accumulated Other Comprehensive Income.  Amounts reclassified from accumulated other comprehensive income and the affected line items in the statements of income during the three and nine months ended September 30, 2020 and 2019, are shown below.

Amounts Reclassified from Accumulated Other
	Comprehensive Income Three Months Ended September 30,		Affected Line Item in the
	2020	2019	Statements of Income
(In Thousands)

Net realized gains on sales of
Unrealized gains on available-for- sale securities	$ -	$ -	available-for-sale securities
(Total reclassified amount before tax)
Income Taxes	-	-	Provision for income taxes
Total reclassifications out of accumulated
other comprehensive income	$ -	$ -

	Amounts Reclassified from Accumulated Other
	Comprehensive Income Nine Months Ended September 30,		Affected Line Item in the
	2020	2019	Statements of Income
	(In Thousands)

			Net realized gains on sales of
Unrealized gains on available-for- sale securities	$ 78	$ 10	available-for-sale securities
			(Total reclassified amount before tax)
Income Taxes	(18)	(2)	Provision for income taxes
Total reclassifications out of accumulated
other comprehensive income	$ 60	$ 8

NOTE 6: LOANS AND ALLOWANCE FOR LOAN LOSSES

Classes of loans at September 30, 2020 and December 31, 2019 were as follows:

	September 30,	December 31,
	2020	2019
	(In Thousands)

One- to four-family residential construction	$38,503	$33,963
Subdivision construction	10,466	16,088
Land development	40,224	40,431
Commercial construction	1,206,342	1,322,861
Owner occupied one- to four-family residential	478,113	387,016
Non-owner occupied one- to four-family residential	117,699	120,343
Commercial real estate	1,536,443	1,494,172
Other residential	1,018,359	866,006
Commercial business	439,199	313,209
Industrial revenue bonds	14,165	13,189
Consumer auto	99,284	151,854
Consumer other	41,333	46,720
Home equity lines of credit	114,357	118,988
Loans acquired and accounted for under ASC 310-30, net of discounts	106,128	127,206
	5,260,615	5,052,046
Undisbursed portion of loans in process	(782,865)	(850,666)
Allowance for loan losses	(54,238)	(40,294)
Deferred loan fees and gains, net	(9,748)	(7,104)
	$4,413,764	$4,153,982

Weighted average interest rate	4.28%	4.97%

Classes of loans by aging were as follows:

	September 30, 2020
							Total Loans
						Total	> 90 Days
	30-59 Days	60-89 Days	90+ Days	Total		Loans	Past Due and
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	Still Accruing
	(In Thousands)

One- to four-family
residential construction	$79	$-	$-	$79	$38,424	$38,503	$-
Subdivision construction	-	-	-	-	10,466	10,466	-
Land development	236	39	-	275	39,949	40,224	-
Commercial construction	-	-	-	-	1,206,342	1,206,342	-
Owner occupied one- to four-
family residential	336	195	1,922	2,453	475,660	478,113	-
Non-owner occupied one-
to four- family residential	-	-	238	238	117,461	117,699	-
Commercial real estate	100	-	701	801	1,535,642	1,536,443	-
Other residential	-	-	-	-	1,018,359	1,018,359	-
Commercial business	-	-	140	140	439,059	439,199	-
Industrial revenue bonds	-	-	-	-	14,165	14,165	-
Consumer auto	384	45	267	696	98,588	99,284	-
Consumer other	177	6	112	295	41,038	41,333	-
Home equity lines of credit	109	129	457	695	113,662	114,357	-
Loans acquired and accounted
for under ASC 310-30,
net of discounts	331	348	3,966	4,645	101,483	106,128	-
	1,752	762	7,803	10,317	5,250,298	5,260,615	-
Less loans acquired an accountedd for under ASC 310-30,
net of discounts	331	348	3,966	4,645	101,483	106,128	-

Total	$1,421	$414	$3,837	$5,672	$5,148,815	$5,154,487	$-

	December 31, 2019
							Total Loans
						Total	> 90 Days
	30-59 Days	60-89 Days	90+ Days	Total		Loans	Past Due and
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	Still Accruing
	(In Thousands)

One- to four-family
residential construction	$-	$-	$-	$-	$33,963	$33,963	$-
Subdivision construction	-	-	-	-	16,088	16,088	-
Land development	-	27	-	27	40,404	40,431	-
Commercial construction	15,085	-	-	15,085	1,307,776	1,322,861	-
Owner occupied one- to four-
family residential	1,453	1,631	1,198	4,282	382,734	387,016	-
Non-owner occupied one-
to four- family residential	152	-	181	333	120,010	120,343	-
Commercial real estate	549	119	632	1,300	1,492,872	1,494,172	-
Other residential	376	-	-	376	865,630	866,006	-
Commercial business	60	-	1,235	1,295	311,914	313,209	-
Industrial revenue bonds	-	-	-	-	13,189	13,189	-
Consumer auto	1,101	259	558	1,918	149,936	151,854	-
Consumer other	278	233	198	709	46,011	46,720	-
Home equity lines of credit	296	-	517	813	118,175	118,988	-
Loans acquired and accounted for under ASC 310-30,
net of discounts	2,177	709	6,191	9,077	118,129	127,206	-
	21,527	2,978	10,710	35,215	5,016,831	5,052,046	-
Less loans acquired and accounted for under
ASC 310-30, net of discounts	2,177	709	6,191	9,077	118,129	127,206	-

Total	$19,350	$2,269	$4,519	$26,138	$4,898,702	$4,924,840	$-

Non-accruing loans (excluding FDIC-assisted acquired loans, net of discount) are summarized as follows:

	September 30,	December 31,
	2020	2019
	(In Thousands)

One- to four-family residential construction	$-	$-
Subdivision construction	-	-
Land development	-	-
Commercial construction	-	-
Owner occupied one- to four-family residential	1,922	1,198
Non-owner occupied one- to four-family residential	238	181
Commercial real estate	701	632
Other residential	-	-
Commercial business	140	1,235
Industrial revenue bonds	-	-
Consumer auto	267	558
Consumer other	112	198
Home equity lines of credit	457	517

Total	$3,837	$4,519

The following table presents the activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2020.  Also presented are the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of September 30, 2020:

	One- to Four-
	Family
	Residential and	Other	Commercial	Commercial	Commercial
	Construction	Residential	Real Estate	Construction	Business	Consumer	Total
	(In Thousands)

Allowance for loan losses
Balance, July 1, 2020	$4,492	$9,064	$28,905	$2,793	$1,817	$2,730	$49,801
Provision (benefit) charged to expense	(127)	(344)	3,686	1,222	55	8	4,500
Losses charged off	-	-	-	-	(1)	(685)	(686)
Recoveries	67	11	2	12	35	496	623
Balance, September 30, 2020	$4,432	$8,731	$32,593	$4,027	$1,906	$2,549	$54,238

Balance, January 1, 2020	$4,339	$5,153	$24,334	$3,076	$1,355	$2,037	$40,294
Provision (benefit) charged to expense	17	3,401	8,217	918	424	1,394	14,371
Losses charged off	(40)	-	-	(1)	(10)	(2,538)	(2,589)
Recoveries	116	177	42	34	137	1,656	2,162
Balance, September 30, 2020	$4,432	$8,731	$32,593	$4,027	$1,906	$2,549	$54,238

Ending balance:
Individually evaluated for
impairment	$79	$-	$466	$-	$15	$186	$746
Collectively evaluated for
impairment	$4,288	$8,642	$31,756	$3,865	$1,849	$2,351	$52,751
Loans acquired and accounted
for under ASC310-30	$65	$89	$371	$162	$42	$12	$741

Loans
Individually evaluated for
impairment	$3,603	$-	$3,056	$-	$197	$1,909	$8,765
Collectively evaluated for
impairment	$641,178	$1,018,359	$1,533,387	$1,246,566	$453,167	$253,065	$5,145,722
Loans acquired and accounted
for under ASC310-30	$61,226	$6,167	$26,493	$2,818	$2,390	$7,034	$106,128

The following table presents the activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2019.

	One- to Four-
	Family
	Residential and	Other	Commercial	Commercial	Commercial
	Construction	Residential	Real Estate	Construction	Business	Consumer	Total
	(In Thousands)

Allowance for loan losses
Balance July 1, 2019	$3,803	$3,753	$22,367	$3,479	$1,678	$4,174	$39,254
Provision (benefit) charged to expense	(232)	566	2,246	(571)	(341)	282	1,950
Losses charged off	(1)	-	-	(46)	(211)	(1,419)	(1,677)
Recoveries	61	-	13	20	100	685	879
Balance September 30, 2019	$3,631	$4,319	$24,626	$2,882	$1,226	$3,722	$40,406

Balance January 1, 2019	$3,122	$4,713	$19,803	$3,105	$1,568	$6,098	$38,409
Provision (benefit) charged to expense	931	(394)	4,791	3	(431)	600	5,500
Losses charged off	(518)	-	(7)	(266)	(310)	(5,324)	(6,425)
Recoveries	96	-	39	40	399	2,348	2,922
Balance September 30, 2019	$3,631	$4,319	$24,626	$2,882	$1,226	$3,722	$40,406

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

Impaired loans (excluding FDIC-assisted loans, net of discount), are summarized as follows:

	September 30, 2020
		Unpaid
	Recorded	Principal	Specific
	Balance	Balance	Allowance
	(In Thousands)

One- to four-family residential construction	$-	$-	$-
Subdivision construction	22	22	-
Land development	-	-	-
Commercial construction	-	-	-
Owner occupied one- to four-family residential	3,342	3,460	78
Non-owner occupied one- to four-family residential	238	238	-
Commercial real estate	3,056	3,056	466
Other residential	-	-	-
Commercial business	197	210	15
Industrial revenue bonds	-	-	-
Consumer auto	1,024	1,040	166
Consumer other	333	355	17
Home equity lines of credit	553	558	4

Total	$8,765	$8,939	$746

	Three Months Ended September 30, 2020		Nine Months Ended September 30, 2020
	Average		Average
	Investment	Interest	Investment	Interest
	in Impaired	Income	in Impaired	Income
	Loans	Recognized	Loans	Recognized
	(In Thousands)

One- to four-family residential construction	$-	$-	$-	$-
Subdivision construction	22	-	147	3
Land development	-	-	-	-
Commercial construction	-	-	-	-
Owner occupied one- to four-family residential	3,146	44	2,850	124
Non-owner occupied one- to four-family residential	267	-	372	11
Commercial real estate	3,829	30	3,946	97
Other residential	-	-	-	-
Commercial business	538	5	1,008	30
Industrial revenue bonds	-	-	-	-
Consumer auto	889	37	945	77
Consumer other	293	17	281	33
Home equity lines of credit	528	7	535	26

Total	$9,512	$140	$10,084	$401

	At or for the Year Ended December 31, 2019
				Average
		Unpaid		Investment	Interest
	Recorded	Principal	Specific	in Impaired	Income
	Balance	Balance	Allowance	Loans	Recognized
	(In Thousands)

One- to four-family residential construction	$-	$-	$-	$-	$-
Subdivision construction	251	251	96	277	9
Land development	-	-	-	328	101
Commercial construction	-	-	-	-	-
Owner occupied one- to four- family residential	2,300	2,423	82	2,598	131
Non-owner occupied one- to four-family residential	409	574	20	954	43
Commercial real estate	4,020	4,049	517	4,940	264
Other residential	-	-	-	-	-
Commercial business	1,286	1,771	13	1,517	81
Industrial revenue bonds	-	-	-	-	-
Consumer auto	1,117	1,334	181	1,128	125
Consumer other	356	485	16	383	48
Home equity lines of credit	528	548	4	362	37

Total	$10,267	$11,435	$929	$12,487	$839

	September 30, 2019
		Unpaid
	Recorded	Principal	Specific
	Balance	Balance	Allowance
	(In Thousands)

One- to four-family residential construction	$-	$-	$-
Subdivision construction	256	256	98
Land development	83	83	-
Commercial construction	-	-	-
Owner occupied one- to four-family residential	2,055	2,312	105
Non-owner occupied one- to four-family residential	795	980	21
Commercial real estate	4,286	4,312	569
Other residential	-	-	-
Commercial business	1,299	1,766	14
Industrial revenue bonds	-	-	-
Consumer auto	840	1,083	107
Consumer other	340	517	16
Home equity lines of credit	541	563	4

Total	$10,495	$11,872	$934

	Three Months Ended September 30, 2019		Nine Months Ended September 30, 2019
	Average		Average
	Investment	Interest	Investment	Interest
	in Impaired	Income	in Impaired	Income
	Loans	Recognized	Loans	Recognized
	(In Thousands)

One- to four-family residential construction	$-	$-	$-	$-
Subdivision construction	269	2	285	7
Land development	83	2	428	101
Commercial construction	-	-	-	-
Owner occupied one- to four-family residential	2,042	23	2,745	80
Non-owner occupied one- to four-family residential	687	14	1,093	32
Commercial real estate	4,427	62	5,217	198
Other residential	-	-	-	-
Commercial business	1,370	7	1,590	65
Industrial revenue bonds	-	-	-	-
Consumer auto	883	21	1,121	64
Consumer other	331	12	399	34
Home equity lines of credit	447	13	318	30

Total	$10,539	$156	$13,196	$611

At September 30, 2020, $4.6 million of impaired loans had specific valuation allowances totaling $746,000.  At December 31, 2019, $5.2 million of impaired loans had specific valuation allowances totaling $929,000.

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

The following tables present newly restructured loans, which were considered troubled debt restructurings, during the three and nine months ended September 30, 2020 and 2019, respectively, by type of modification:

	Three Months Ended September 30, 2020
				Total
	Interest Only	Term	Combination	Modification
	(In Thousands)

One- to four-family residential	-	-	647	647
Commercial real estate	-	-	559	559
Commercial business	-	-	22	22
Consumer	-	-	1,771	1,771
	$-	$-	$2,999	$2,999

Three Months Ended September 30, 2019
Total
	Interest Only	Term	Combination	Modification
(In Thousands)

Consumer	$-	$-	$-	$-

	Nine Months Ended September 30, 2020
				Total
	Interest Only	Term	Combination	Modification
	(In Thousands)

One- to four-family residential	$-	$-	$777	$777
Commercial real estate	-	-	559	559
Commercial business	-	-	22	22
Consumer	-	16	1,847	1,863
	$-	$16	$3,205	$3,221

	Nine Months Ended September 30, 2019
				Total
	Interest Only	Term	Combination	Modification
	(In Thousands)

Consumer	$-	$73	$-	$73

At September 30, 2020, the Company had $3.7 million of loans that were modified in troubled debt restructurings and impaired, as follows:  $22,000 of construction and land development loans, $1.7 million of one- to four-family residential mortgage loans, $1.2 million of commercial real estate loans, $140,000 of commercial business loans and $680,000 of consumer loans.  Of the total troubled debt restructurings at September 30, 2020, $1.9 million were accruing interest and $1.8 million were non-accrual assets. Of the $3.7 million in troubled debt restructurings, $2.4 million were classified as substandard using the Company’s internal grading system, which is described below.  The Company had no troubled debt restructurings which were modified in the previous 12 months and subsequently defaulted during the nine months ended September 30, 2020.  When loans modified as troubled debt restructurings have subsequent payment defaults, the defaults are factored into the determination of the allowance for loan losses to ensure specific valuation allowances reflect amounts considered uncollectible.  At December 31, 2019, the Company had $1.9 million of loans that were modified in troubled debt restructurings and impaired, as follows:  $251,000 of construction and land development loans, $768,000 of single family residential mortgage loans, $412,000 of commercial real estate loans, $156,000 of commercial business loans and $343,000 of consumer loans.  Of the total troubled debt restructurings at December 31, 2019, $1.4 million were accruing interest and $562,000 were non-accrual assets and classified as substandard using the Company’s internal grading system.  The Company had no troubled debt restructurings which were modified in the previous 12 months and subsequently defaulted during the year ended December 31, 2019.

During the three and nine months ended September 30, 2020, one $155,000 one- to- four family loan designated as a troubled debt restructuring met the criteria for placement back on accrual status.  The criteria are generally a minimum of six months of consistent and timely payment performance under original or modified terms.  During the three and nine months ended September 30, 2019, $0 and $63,000 of loans, respectively, all of which consisted of consumer loans, designated as troubled debt restructurings met the criteria for placement back on accrual status.

At September 30, 2020, the Company had remaining 88 modified commercial loans with an aggregate principal balance outstanding of $379 million and 407 modified consumer and mortgage loans with an aggregate principal balance outstanding of $17 million. The loan modifications are within the guidance provided by the CARES Act, the federal banking regulatory agencies, the Securities and Exchange Commission and the Financial Accounting Standards Board; therefore, they are not considered troubled debt restructurings or classified assets for regulatory purposes.

The Company reviews the credit quality of its loan portfolio using an internal grading system that classifies loans as “Satisfactory,” “Watch,” “Special Mention,” “Substandard” and “Doubtful.”  Loans classified as watch are being monitored because of indications of potential weaknesses or deficiencies that may require future classification as special mention or substandard.  Special mention loans possess potential weaknesses that deserve management’s close attention but do not expose the Bank to a degree of risk that warrants substandard classification.  Substandard loans are characterized by the distinct possibility that the Bank will sustain some loss if certain deficiencies are not corrected.  Doubtful loans are those having all the weaknesses inherent to those classified Substandard with the added characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.  Loans not meeting any of the criteria previously described are considered satisfactory.  The FDIC-assisted acquired loans are evaluated using this internal grading system. These loans are accounted for in pools.  Minimal adverse classification in these acquired loan pools was identified as of September 30, 2020 and December 31, 2019, respectively.  See Note 7 for further discussion of the acquired loan pools and the termination of the loss sharing agreements.

The Company evaluates the loan risk internal grading system definitions and allowance for loan loss methodology on an ongoing basis.  The general component of the allowance for loan losses is affected by several factors, including, but not limited to, average historical losses, average life of the loans, current composition of the loan portfolio, current and expected economic conditions, collateral values and internal risk ratings.  Management considers all these factors in determining the adequacy of the Company’s allowance for loan losses.  In early 2018, we expanded our loan risk rating system to allow for further segregation of satisfactory credits.  No significant changes were made to the allowance for loan loss methodology during the year ended December 31, 2019 or the nine months ended September 30, 2020.  However, the deterioration of economic conditions that occurred in the nine months ended September 30, 2020 and was expected to continue thereafter was a significant factor in the determination of the allowance for loan losses.

The loan grading system is presented by loan class below:

	September 30, 2020
			Special
	Satisfactory	Watch	Mention	Substandard	Doubtful	Total
	(In Thousands)

One- to four-family residential
construction	$37,303	$1,200	$-	$-	$-	$38,503
Subdivision construction	10,444	-	-	22	-	10,466
Land development	40,224	-	-	-	-	40,224
Commercial construction	1,206,342	-	-	-	-	1,206,342
Owner occupied one- to four-
family residential	475,479	-	-	2,634	-	478,113
Non-owner occupied one- to four-
family residential	117,141	321	-	237	-	117,699
Commercial real estate	1,480,891	52,496	-	3,056	-	1,536,443
Other residential	1,018,359	-	-	-	-	1,018,359
Commercial business	428,800	10,258	-	141	-	439,199
Industrial revenue bonds	14,165	-	-	-	-	14,165
Consumer auto	98,659	18	-	607	-	99,284
Consumer other	41,003	86	-	244	-	41,333
Home equity lines of credit	113,793	40	-	524	-	114,357
Loans acquired and accounted
for under ASC 310-30,
net of discounts	106,117	-	-	11	-	106,128

Total	$5,188,720	$64,419	$-	$7,476	$-	$5,260,615

	December 31, 2019
			Special
	Satisfactory	Watch	Mention	Substandard	Doubtful	Total
	(In Thousands)

One- to four-family residential
construction	$33,963	$-	$-	$-	$-	$33,963
Subdivision construction	16,061	27	-	-	-	16,088
Land development	40,431	-	-	-	-	40,431
Commercial construction	1,322,861	-	-	-	-	1,322,861
Owner occupied one- to-four-
family residential	385,001	26	-	1,989	-	387,016
Non-owner occupied one- to-
four-family residential	119,743	419	-	181	-	120,343
Commercial real estate	1,458,400	32,063	-	3,709	-	1,494,172
Other residential	866,006	-	-	-	-	866,006
Commercial business	307,322	4,651	-	1,236	-	313,209
Industrial revenue bonds	13,189	-	-	-	-	13,189
Consumer auto	150,874	47	-	933	-	151,854
Consumer other	46,294	92	-	334	-	46,720
Home equity lines of credit	118,428	43	-	517	-	118,988
Loans acquired and accounted
for under ASC 310-30,
net of discounts	127,192	-	-	14	-	127,206

Total	$5,005,765	$37,368	$-	$8,913	$-	$5,052,046

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

The following table presents the balances of the acquired loans related to the various FDIC-assisted transactions at September 30, 2020 and December 31, 2019.

			Sun Security
	TeamBank	Vantus Bank	Bank	InterBank	Valley Bank
	(In Thousands)

September 30, 2020
Gross loans receivable	$6,019	$8,502	$14,479	$49,483	$32,435
Balance of accretable discount due to change in expected losses	(108)	(40)	(212)	(1,761)	(815)
Net carrying value to loans receivable	(5,882)	(8,449)	(14,163)	(46,722)	(30,913)
Expected loss remaining	$29	$13	$104	$1,000	$707

December 31, 2019
Gross loans receivable	$7,304	$9,899	$17,906	$60,430	$41,032
Balance of accretable discount due to change in expected losses	(159)	(89)	(374)	(5,143)	(1,803)
Net carrying value to loans receivable	(7,118)	(9,797)	(17,392)	(54,442)	(38,452)
Expected loss remaining	$27	$13	$140	$845	$777

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

The amount of the estimated cash flows expected to be received from the acquired loan pools in excess of the fair values recorded for the loan pools is referred to as the accretable yield.  The accretable yield is recognized as interest income over the estimated lives of the loans.  The Company continues to evaluate the fair value of the loans including cash flows expected to be collected.  Increases in the Company’s cash flow expectations are recognized as increases to the accretable yield while decreases are recognized as impairments through the allowance for loan losses.  During the three months ended September 30, 2020 and 2019, improvements in expected cash flows (reclassification of discounts from non-accretable to accretable) related to the acquired loan portfolios resulted in adjustments of $0 and $5.1 million, respectively, to the accretable yield to be spread over the estimated remaining lives of the loans on a level-yield basis.  During the nine months ended September 30, 2020 and 2019, improvements in expected cash flows (reclassification of discounts from non-accretable to accretable) related to the acquired loan portfolios resulted in adjustments of $0 and $10.4 million, respectively, to the accretable yield to be spread over the estimated remaining lives of the loans on a level-yield basis.

Because the balance of these adjustments to accretable yield will be recognized generally over the remaining lives of the loan pools, they will impact future periods as well.  As of September 30, 2020, the remaining accretable yield adjustment that will affect interest income is $2.9 million.  Of the remaining adjustments affecting interest income, we expect to recognize $932,000 of interest income during the three months ending December 31, 2020.

The impact to income of adjustments on the Company’s financial results is shown below:

	Three Months Ended		Three Months Ended
	September 30, 2020		September 30, 2019
	(In Thousands, Except Per Share Data and Basis Points Data)

Impact on net interest income/
net interest margin (in basis points)	$1,229	9 bps	$2,251	20 bps
Net impact to pre-tax income	$1,229		$2,251
Net impact net of taxes	$949		$1,738
Impact to diluted earnings per share	$0.07		$0.12

	Nine Months Ended		Nine Months Ended
	September 30, 2020		September 30, 2019
	(In Thousands, Except Per Share Data and Basis Points Data)

Impact on net interest income/
net interest margin (in basis points)	$4,632	12 bps	$5,162	15 bps
Net impact to pre-tax income	$4,632		$5,162
Net impact net of taxes	$3,576		$3,985
Impact to diluted earnings per share	$0.25		$0.28

Changes in the accretable yield for acquired loan pools were as follows for the three and nine months ended September 30, 2020 and 2019:

			Sun Security
	TeamBank	Vantus Bank	Bank	InterBank	Valley Bank
	(In Thousands)

Balance, July 1, 2020	$918	$954	$1,893	$5,252	$4,123
Accretion	(94)	(238)	(238)	(1,599)	(658)
Change in expected accretable yield(1)	178	88	79	808	92

Balance, September 30, 2020	$1,002	$804	$1,734	$4,461	$3,557

Balance, July 1, 2019	$1,350	$1,227	$1,859	$8,465	$5,544
Accretion	(196)	(259)	(414)	(2,371)	(1,257)
Change in expected accretable yield(1)	(9)	305	872	2,840	1,565

Balance, September 30, 2019	$1,145	$1,273	$2,317	$8,934	$5,852

(1)

Represents increases (decreases) in estimated cash flows expected to be received from the acquired loan pools, partially due to lower estimated credit losses.  The amounts also include changes in expected accretion of the loan pools for TeamBank, Vantus Bank, Sun Security Bank, InterBank and Valley Bank for the three months ended September 30, 2020, totaling $178,000, $88,000, $79,000, $808,000 and $92,000, respectively, and for the three months ended September 30, 2019, totaling $(21,000), $132,000, $565,000, $(644,000) and $482,000, respectively.

			Sun Security
	TeamBank	Vantus Bank	Bank	InterBank	Valley Bank
	(In Thousands)

Balance, January 1, 2020	$1,157	$1,123	$1,948	$8,277	$4,578
Accretion	(334)	(657)	(831)	(5,563)	(2,398)
Change in expected accretable yield(1)	179	338	617	1,747	1,377

Balance, September 30, 2020	$1,002	$804	$1,734	$4,461	$3,557

Balance, January 1, 2019	$1,356	$1,432	$2,242	$4,994	$3,063
Accretion	(811)	(738)	(1,195)	(6,350)	(3,243)
Change in expected accretable yield(1)	600	579	1,270	10,290	6,032

Balance, September 30, 2019	$1,145	$1,273	$2,317	$8,934	$5,852

(1)

Represents increases (decreases) in estimated cash flows expected to be received from the acquired loan pools, partially due to lower estimated credit losses.  The amounts also include changes in expected accretion of the loan pools for TeamBank, Vantus Bank, Sun Security Bank, InterBank and Valley Bank for the nine months ended September 30, 2020, totaling $179,000, $338,000, $617,000, $1.7 million and $1.4 million, respectively, and for the nine months ended September 30, 2019, totaling $526,000, $406,000, $812,000, $4.0 million and $2.7 million, respectively.

NOTE 8: OTHER REAL ESTATE OWNED AND REPOSSESSIONS

Major classifications of other real estate owned were as follows:

	September 30,	December 31,
	2020	2019
	(In Thousands)

Foreclosed assets held for sale and repossessions
One- to four-family construction	$-	$-
Subdivision construction	350	689
Land development	1,075	1,816
Commercial construction	-	-
One- to four-family residential	-	601
Other residential	-	-
Commercial real estate	-	-
Commercial business	-	-
Consumer	196	545
	1,621	3,651
Foreclosed assets acquired through FDIC-assisted
transactions, net of discounts	446	1,003

Foreclosed assets held for sale and repossessions, net	2,067	4,654

Other real estate owned not acquired through foreclosure	940	871

Other real estate owned and repossessions	$3,007	$5,525

At September 30, 2020 other real estate owned not acquired through foreclosure included seven properties, all of which were branch locations that were closed and held for sale.  At December 31, 2019, other real estate owned not acquired through foreclosure included six properties, all of which were branch locations that were closed and held for sale.

At September 30, 2020, residential mortgage loans totaling $787,000 were in the process of foreclosure, $657,000 of which were acquired loans.  Pursuant to Section 4022 of the recently-enacted CARES Act, the Company has suspended all foreclosure proceedings. Under this provision, no mortgage servicer of any federally-backed mortgage loan is permitted to initiate any foreclosure process, whether judicial or non-judicial, move for a foreclosure judgment or order of sale, or execute a foreclosure- related eviction or foreclosure sale for a 60-day period, beginning March 18, 2020. This provision was subsequently extended through the end of 2020.

At December 31, 2019, residential mortgage loans totaling $1.6 million were in the process of foreclosure, $1.4 million of which were acquired loans.

Expenses applicable to other real estate owned and repossessions included the following:

	Three Months Ended
	September 30,
	2020	2019
	(In Thousands)

Net gains on sales of other real estate owned and repossessions	$(348)	$(250)
Valuation write-downs	269	280
Operating expenses, net of rental income	278	573

	$199	$603

	Nine Months Ended
	September 30,
	2020	2019
	(In Thousands)

Net gains on sales of other real estate owned and repossessions	$(450)	$(659)
Valuation write-downs	482	724
Operating expenses, net of rental income	914	1,577

	$946	$1,642

NOTE 9: PREMISES AND EQUIPMENT

Major classifications of premises and equipment, stated at cost, were as follows:

	September 30,	December 31,
	2020	2019
	(In Thousands)

Land	$40,621	$40,632
Buildings and improvements	99,553	96,959
Furniture, fixtures and equipment	58,700	56,986
Operating leases right of use asset	8,758	8,668
	207,632	203,245
Less accumulated depreciation	67,130	61,337

	$140,502	$141,908

Leases.  The Company adopted ASU 2016-02, Leases (Topic 842), on January 1, 2019, using the modified retrospective transition approach whereby comparative periods were not restated.  The Company also elected certain relief options under the ASU, including the option not to recognize right of use asset and lease liabilities that arise

from short-term leases (leases with terms of twelve months or less).   Adoption of this ASU resulted in the Company initially recognizing a right of use asset and corresponding lease liability of $9.5 million during the three months ended March 31, 2019.  The amount of the right of use asset and corresponding lease liability will fluctuate based on the Company’s lease terminations, new leases and lease modifications and renewals. As of September 30, 2020, the lease right to use asset value was $8.8 million and the corresponding lease liability was $8.9 million.

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

ASU 2016-02 also requires certain other accounting elections.  The Company elected the short-term lease recognition exemption for all leases that qualify, meaning those with terms under twelve months.  Right of use assets or lease liabilities are not to be recognized for short-term leases. The Company also elected the practical expedient to not separate lease and non-lease components for all leases.   The Company’s short-term leases related to offsite ATMs have both fixed and variable lease payment components, based on the number of transactions at the various ATMs.  The variable portion of these lease payments is not material and the total lease expense related to ATMs for the three months ended September 30, 2020 and 2019 was $76,000 and $71,000, respectively. The total lease expense related to ATMs for the nine months ended September 30, 2020 and 2019, was $202,000 and $221,000, respectively.

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

	At or For the Three Months Ended
	September 30, 2020	September 30, 2019
	(In Thousands)
Statement of Financial Condition
Operating leases right of use asset	$8,758	$8,888
Operating leases liability	$8,869	$8,952

Statement of Income
Operating lease costs classified as occupancy and equipment expense	$397	$344
(includes short-term lease costs and amortization of right of use asset)

Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$391	$326

	At or For the Nine Months Ended
	September 30, 2020	September 30, 2019
	(In Thousands)
Statement of Financial Condition
Operating leases right of use asset	$8,758	$8,888
Operating leases liability	$8,869	$8,952

Statement of Income
Operating lease costs classified as occupancy and equipment expense	$1,182	$1,092
(includes short-term lease costs and amortization of right of use asset)

Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,149	$1,028
Right of use assets obtained in exchange for lease obligations:
Operating leases	$972	$9,538

For the three months ended September 30, 2020 and 2019, lease expense was $397,000 and $344,000, respectively. For the nine months ended September 30, 2020 and 2019, lease expense was $1.2 million and $1.1 million, respectively.  At September 30, 2020, future expected lease payments for leases with terms exceeding one year were as follows (In Thousands):

2020	$267
2021	1,118
2022	1,116
2023	1,088
2024	1,005
2025	979
Thereafter	4,926

Future lease payments expected	10,499

Less interest portion of lease payments	(1,630)

Lease liability	$8,869

The Company does not sublease any of its leased facilities; however, it does lease to other third parties portions of facilities that it owns.  In terms of being the lessor in these circumstances, all of these lease agreements are classified as operating leases.  In the three months ended September 30, 2020 and 2019, income recognized from these lessor agreements was $294,000 and $289,000, respectively, and was included in occupancy and equipment expense. In the nine months ended September 30, 2020 and 2019, income recognized from these lessor agreements was $864,000 and $849,000, respectively, and was included in occupancy and equipment expense.

NOTE 10: DEPOSITS

	September 30,	December 31,
	2020	2019
	(In Thousands)

Time Deposits:
0.00% - 0.99%	$649,949	$122,649
1.00% - 1.99%	657,893	523,816
2.00% - 2.99%	183,472	1,053,914
3.00% - 3.99%	18,733	19,849
4.00% - 4.99%	425	881
Total time deposits (weighted average rate 1.19% and 2.09%)	1,510,472	1,721,109
Non-interest-bearing demand deposits	881,298	687,068
Interest-bearing demand and savings deposits (Weighted average rate 0.29% and 0.55%)	2,051,987	1,551,929
Total Deposits	$4,443,757	$3,960,106

NOTE 11: ADVANCES FROM FEDERAL HOME LOAN BANK

At September 30, 2020 and December 31, 2019, there were no outstanding term advances from the Federal Home Loan Bank of Des Moines (FHLBank advances).  There were overnight funds from the Federal Home Loan Bank of Des Moines as of December 31, 2019, which are included below in Note 12.

NOTE 12: SECURITIES SOLD UNDER REVERSE REPURCHASE AGREEMENTS AND SHORT-TERM BORROWINGS

	September 30, 2020	December 31, 2019
	(In Thousands)

Notes payable – Community Development Equity Funds	$1,218	$1,267
Other interest-bearing liabilities	-	30,890
Overnight borrowings from the Federal Home Loan Bank	-	196,000
Securities sold under reverse repurchase agreements	155,042	84,167

	$156,260	$312,324

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

	September 30, 2020	December 31, 2019
	Overnight and	Overnight and
	Continuous	Continuous
(In Thousands)

Mortgage-backed securities – GNMA, FNMA, FHLMC	$155,042	$84,167

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

Amortization of the debt issuance costs during the three and nine months ended September 30, 2020, totaled $186,000 and $428,000, respectively. Amortization of the debt issuance costs during the three and nine months ended September 30, 2019, totaled $109,000 and $326,000, respectively. Amortization of the debt issuance costs is included in interest expense on subordinated notes in the consolidated statements of income, resulting in an imputed interest rate of 5.85%.

At September 30, 2020 and December 31, 2019, subordinated notes are summarized as follows:

	September 30, 2020	December 31, 2019
	(In Thousands)

Subordinated notes	$150,000	$75,000
Less: unamortized debt issuance costs	1,783	724
	$148,217	$74,276

NOTE 14: INCOME TAXES

Reconciliations of the Company’s effective tax rates to the statutory corporate tax rates were as follows:

	Three Months Ended September 30,
	2020	2019

Tax at statutory rate	21.0%	21.0%
Nontaxable interest and dividends	(0.6)	(0.5)
Tax credits	(3.8)	(3.9)
State taxes	5.0	1.0
Other	(0.1)	(0.1)
	21.5%	17.5%

	Nine Months Ended September 30,
	2020	2019

Tax at statutory rate	21.0%	21.0%
Nontaxable interest and dividends	(0.5)	(0.5)
Tax credits	(3.9)	(4.2)
State taxes	1.6	1.2
Other	0.6	0.1
	18.8%	17.6%

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

The Company considers transfers between the levels of the hierarchy to be recognized at the end of related reporting periods.  From December 31, 2019 to September 30, 2020, no assets for which fair value is measured on a recurring basis transferred between any levels of the hierarchy.

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying statements of financial condition measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fell at September 30, 2020 and December 31, 2019:

		Fair value measurements using
		Quoted prices
		in active
		markets	Other	Significant
		for identical	observable	unobservable
		assets	inputs	inputs
	Fair value	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)

September 30, 2020
Agency mortgage-backed securities	$171,458	$-	$171,458	$-
Agency collateralized mortgage obligations	185,091	-	185,091	-
States and political subdivisions	67,683	-	67,683	-
Small Business Administration securities	21,708	-	21,708	-
Interest rate derivative asset	6,193	-	6,193	-
Interest rate derivative liability	(6,744)	-	(6,744)	-

December 31, 2019
Agency mortgage-backed securities	$165,042	$-	$165,042	$-
Agency collateralized mortgage obligations	151,950	-	151,950	-
States and political subdivisions	35,125	-	35,125	-
Small Business Administration securities	22,058	-	22,058	-
Interest rate derivative asset	31,476	-	31,476	-
Interest rate derivative liability	(1,547)	-	(1,547)	-

The following is a description of inputs and valuation methodologies used for assets recorded at fair value on a recurring basis and recognized in the accompanying statements of financial condition at September 30, 2020 and December 31, 2019, as well as the general classification of such assets pursuant to the valuation hierarchy.  There have been no significant changes in the valuation techniques during the nine-month period ended September 30, 2020. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

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

government agency securities, mortgage-backed securities, state and municipal bonds and certain other investments. Inputs used for valuing Level 2 securities include observable data that may include dealer quotes, benchmark yields, market spreads, live trading levels and market consensus prepayment speeds, among other things. Additional inputs include indicative values derived from the independent pricing service’s proprietary computerized models.  There were no recurring Level 3 securities at September 30, 2020 or December 31, 2019.

Interest Rate Derivatives. The fair value is estimated using forward-looking interest rate curves and is determined using observable market rates and, therefore, are classified within Level 2 of the valuation hierarchy.

Nonrecurring Measurements

The following tables present the fair value measurements of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2020 and December 31, 2019:

		Fair Value Measurements Using
		Quoted prices
		in active
		markets	Other	Significant
		for identical	observable	unobservable
		assets	inputs	inputs
	Fair value	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)

September 30, 2020
Impaired loans	$3,447	$-	$-	$3,447

Foreclosed assets held for sale	$1,507	$-	$-	$1,507

December 31, 2019
Impaired loans	$635	$-	$-	$635

Foreclosed assets held for sale	$1,112	$-	$-	$1,112

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

Loans Held for Sale.  Mortgage loans held for sale are recorded at the lower of carrying value or fair value.  The fair value of mortgage loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics.  As such, the Company classifies mortgage loans held for sale as Nonrecurring Level 2.  Write-downs to fair value typically do not occur as the Company generally enters into commitments to sell individual mortgage loans at the time the loan is originated to reduce market risk.  The Company typically does not have commercial loans held for sale.  At September 30, 2020 and December 31, 2019, the aggregate fair value of mortgage loans held for sale exceeded their cost.  Accordingly, no mortgage loans held for sale were marked down and reported at fair value.

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

The Company records impaired loans as Nonrecurring Level 3. If a loan’s fair value as estimated by the Company is less than its carrying value, the Company either records a charge-off of the portion of the loan that exceeds the fair value or establishes a reserve within the allowance for loan losses specific to the loan.  Loans for which such charge-offs or reserves were recorded during the nine months ended September 30, 2020 or the year ended December 31, 2019, are shown in the table above (net of reserves).

Foreclosed Assets Held for Sale.  Foreclosed assets held for sale are initially recorded at fair value less estimated cost to sell at the date of foreclosure.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less estimated cost to sell.  Foreclosed assets held for sale are classified within Level 3 of the fair value hierarchy.  The foreclosed assets represented in the table above have been re-measured during the nine months ended September 30, 2020 or the year ended December 31, 2019, subsequent to their initial transfer to foreclosed assets.

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

	September 30, 2020			December 31, 2019
	Carrying	Fair	Hierarchy	Carrying	Fair	Hierarchy
	Amount	Value	Level	Amount	Value	Level
	(In Thousands)

Financial assets
Cash and cash equivalents	$338,266	$338,266	1	$220,155	$220,155	1
Mortgage loans held for sale	23,973	23,973	2	9,242	9,242	2
Loans, net of allowance for loan losses	4,413,764	4,422,175	3	4,153,982	4,129,984	3
Interest receivable	14,139	14,139	3	13,530	13,530	3
Investment in FHLBank stock and other interest-earning assets	11,036	11,036	3	13,473	13,473	3

Financial liabilities
Deposits	4,443,757	4,454,083	3	3,960,106	3,963,875	3
Short-term borrowings	156,260	156,260	3	312,324	312,324	3
Subordinated debentures	25,774	25,774	3	25,774	25,774	3
Subordinated notes	148,217	153,844	2	74,276	76,875	2
Interest payable	2,859	2,859	3	4,250	4,250	3

Unrecognized financial instruments (net of contractual value)
Commitments to originate loans	-	-	3	-	-	3
Letters of credit	61	61	3	109	109	3
Lines of credit	-	-	3	-	-	3

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

As part of the Valley Bank FDIC-assisted acquisition, the Company acquired seven loans with related interest rate swaps.  Valley’s swap program differed from the Company’s in that Valley did not have back to back swaps with the customer and a counterparty.  Five of the seven acquired loans with interest rate swaps have paid off.  The aggregate notional amount of the two remaining Valley swaps was $609,000 at September 30, 2020.  At September 30, 2020, excluding the Valley Bank swaps, the Company had 19 interest rate swaps totaling $115.6 million in notional amount with commercial customers, and 19 interest rate swaps with the same aggregate notional amount with third parties related to its program.  In addition, the Company has four participation loans purchased totaling $27.8 million, in which the lead institution has an interest rate swap with its customer and the economics of the counterparty swap are passed along to the Company through the loan participation.  At December 31, 2019, excluding the Valley Bank swaps, the Company had 19 interest rate swaps totaling $96.0 million in notional amount with commercial customers, and 19 interest rate swaps with the same notional amount with third parties related to its program.  During the three months ended September 30, 2020 and 2019, the Company recognized net gains of $89,000 and net losses of $101,000, respectively, in noninterest income related to changes in the fair value of these swaps.  During the nine months ended September 30, 2020 and 2019, the Company recognized net losses of $424,000 and $169,000, respectively, in noninterest income related to changes in the fair value of these swaps.

Cash Flow Hedges

Interest Rate Swap.  As a strategy to maintain acceptable levels of exposure to the risk of changes in future cash flows due to interest rate fluctuations, in October 2018, the Company entered into an interest rate swap transaction as part of its ongoing interest rate management strategies to hedge the risk of its floating rate loans. The notional amount of the swap was $400 million with a termination date of October 6, 2025. Under the terms of the swap, the Company received a fixed rate of interest of 3.018% and paid a floating rate of interest equal to one-month USD-LIBOR. The floating rate reset monthly and net settlements of interest due to/from the counterparty also occurred monthly. To the extent that the fixed rate of interest exceeded one-month USD-LIBOR, the Company received net interest settlements which were recorded as loan interest income. If USD-LIBOR exceeded the fixed rate of interest in future periods, the Company was required to pay net settlements to the counterparty and recorded those net payments as a reduction of interest income on loans. The Company recorded loan interest income of $2.0 million and $801,000 on this interest rate swap during the three months ended September 30, 2020 and 2019, respectively. The Company recorded loan interest income of $5.6 million and $1.9 million on this interest rate swap during the nine months ended September 30, 2020 and 2019, respectively. The effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affected earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. During each of the three and nine months ended September 30, 2020 and 2019, the Company recognized no noninterest income related to changes in the fair value of this derivative.

On March 2, 2020, the Company and its swap counterparty mutually agreed to terminate the swap, effective immediately.  The Company received a payment of $45.9 million, including accrued but unpaid interest, from its swap counterparty as a result of this termination.  This $45.9 million, less the accrued interest portion and net of deferred income taxes, is reflected in the Company’s stockholders’ equity as Accumulated Other Comprehensive Income and a portion of it is being accreted to interest income on loans monthly through the original contractual termination date of October 6, 2025.  This will have the effect of reducing Accumulated Other Comprehensive Income and increasing Net Interest Income and Retained Earnings over the period. In each quarterly period, commencing with the quarter ended June 30, 2020, until the original contract termination date, the Company expects to record loan interest income related to this swap transaction of approximately $2.0 million, based on the termination value of the swap.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Financial Condition:

	Location in	Fair Value
	Consolidated Statements	September 30,	December 31,
	of Financial Condition	2020	2019
		(In Thousands)
Derivatives designated as hedging instruments
Interest rate swap	Prepaid expenses and other assets	$-	$30,056

Total derivatives designated as hedging instruments		$-	$30,056

Derivatives not designated as hedging instruments
Asset Derivatives
Interest rate products	Prepaid expenses and other assets	$6,193	$1,420

Total derivatives not designated as hedging instruments		$6,193	$1,420

Liability Derivatives
Interest rate products	Accrued expenses and other liabilities	$6,744	$1,547

Total derivatives not designated as hedging instruments		$6,744	$1,547

The following table presents the effect of cash flow hedge accounting on the statements of comprehensive income:

	Amount of Gain (Loss)
	Recognized in AOCI
	Three Months Ended September 30,
Cash Flow Hedges	2020	2019
	(In Thousands)

Interest rate swap, net of income taxes	$(1,581)	$4,461

	Amount of Gain (Loss)
	Recognized in AOCI
	Nine Months Ended September 30,
Cash Flow Hedges	2020	2019
	(In Thousands)

Interest rate swap, net of income taxes	$8,271	$18,789

The following table presents the effect of cash flow hedge accounting on the statements of income:

Three Months Ended September 30,
Cash Flow Hedges	2020		2019
	Interest	Interest	Interest	Interest
	Income	Expense	Income	Expense
(In Thousands)

Interest rate swap	$ 2,047	$ -	$ 801	$ -

Nine Months Ended September 30,
Cash Flow Hedges	2020		2019
	Interest	Interest	Interest	Interest
	Income	Expense	Income	Expense
(In Thousands)

Interest rate swap	$ 5,629	$ -	$ 1,881	$ -

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

At September 30, 2020, the termination value of derivatives with our derivative dealer counterparties (related to loan level swaps with commercial lending customers) in a net liability position, which included accrued interest but excluded any adjustment for nonperformance risk, related to these agreements was $6.7 million. The Company has minimum collateral posting thresholds with its derivative dealer counterparties. At September 30, 2020, the Company’s activity with two of its derivative counterparties met the level at which the minimum collateral posting thresholds take effect (collateral to be given by the Company) and the Company had posted collateral totaling $6.7 million to the derivative counterparties to satisfy the loan level agreements. If the Company had breached any of these provisions at September 30, 2020 or December 31, 2019, it could have been required to settle its obligations under the agreements at the termination value.

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

Goodwill and Intangible Assets

Goodwill and intangible assets that have indefinite useful lives are subject to an impairment test at least annually and more frequently if circumstances indicate their value may not be recoverable. Goodwill is tested for impairment using a process that estimates the fair value of each of the Company’s reporting units compared with its carrying value. The Company defines reporting units as a level below each of its operating segments for which there is discrete financial information that is regularly reviewed. As of September 30, 2020, the Company had one reporting unit to which goodwill has been allocated – the Bank.  If the fair value of a reporting unit exceeds its carrying value, then no impairment is recorded. If the carrying value exceeds the fair value of a reporting unit, further testing is completed comparing the implied fair value of the reporting unit’s goodwill to its carrying value to measure the amount of impairment, if any. Intangible assets that are not amortized must be tested for impairment at least annually by comparing the fair values of those assets to their carrying values. At September 30, 2020, goodwill consisted of $5.4 million at the Bank reporting unit, which included goodwill of $4.2 million that was recorded during 2016 related to the acquisition of 12 branches from Fifth Third Bank.  Other identifiable intangible assets that are subject to amortization are amortized on a straight-line basis over a period of seven years. At September 30, 2020, the amortizable intangible assets consisted of core deposit intangibles of $1.8 million, which are reflected in the table below.  These amortizable intangible assets are reviewed for impairment if circumstances indicate their value may not be recoverable based on a comparison of fair value.

Our regular annual impairment assessment occurs in the third quarter of each year. At September 30, 2020, the Company performed this annual review, including consideration of the current circumstances brought about by the COVID-19 pandemic and its effect on the valuation of the Company and other bank holding companies. The Company concluded that no impairment of its goodwill and intangible assets had occurred at September 30, 2020. While the Company believes no impairment of its goodwill or other intangible assets existed at September 30, 2020, different conditions or assumptions used to measure fair value of reporting units, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of the Company’s impairment evaluation in the future.

A summary of goodwill and intangible assets is as follows:

	September 30, 2020	December 31, 2019
	(In Thousands)

Goodwill – Branch acquisitions	$5,396	$5,396
Deposit intangibles
Boulevard Bank	61	153
Valley Bank	300	600
Fifth Third Bank	1,475	1,949
	1,836	2,702
	$7,232	$8,098

Current Economic Conditions

Changes in economic conditions could cause the value of assets and liabilities recorded in the financial statements to change rapidly, resulting in material future adjustments in asset values, the allowance for loan losses, or capital that could negatively impact the Company’s ability to meet regulatory capital requirements and maintain sufficient liquidity.

Following the housing and mortgage crisis and correction beginning in mid-2007, the United States entered an economic downturn.  Unemployment rose from 4.7% in November 2007 to peak at 10.0% in October 2009.  Since that time, economic conditions improved considerably, as indicated by higher consumer confidence levels, increased economic activity and low unemployment levels. The U.S. economy continued to operate at historically strong levels until the impact of the COVID-19 pandemic in March 2020.  While the severity and extent of the COVID-19 pandemic on the global, national and regional economies is still uncertain, it will most likely have a temporary detrimental impact on the performance of our loan portfolio.  Short-term modifications on loan terms to help our customers navigate through the current pandemic situation were made in accordance with guidance from the banking regulatory authorities. These modifications did not result in these loans being classified as troubled debt restructurings, potential problem loans or non-performing loans.  More severely impacted industries in our portfolio include retail, motel/hotel and restaurants.

As of September 2020, the national unemployment rate declined by a 0.5 percentage point over the month to 7.9%, but was 4.4 points higher than in September 2019. Improvements in the labor market reflect the continued resumption of economic activity that had been curtailed due to the COVID-19 pandemic and efforts to contain it. During September, more significant job gains occurred in leisure and hospitality, retail trade, health care and social assistance, and professional and business services.  Employment in government declined over the month, mainly in state and local government education.  Unemployment rates will be volatile and dependent upon the containment of the COVID-19 virus.

The unemployment rate for the Midwest, where the Company conducts most of its business, decreased from 11.0% in June 2020 to 7.2% in September 2020.  Unemployment rates for September 2020 were Arkansas at 7.3%, Colorado at 6.4%, Georgia at 6.4%, Illinois at 10.2%, Iowa at 4.7%, Kansas at 5.9%, Minnesota at 6.0%, Missouri at 4.9%, Nebraska at 3.5%, Oklahoma at 5.3%, and Texas at 8.3%. Since August 2019, the Chicago area had a decrease of 366,600 jobs, ending with an unemployment rate of 11.5% as of September 2020 making them the highest unemployment rate among the metropolitan areas in which the Company does business. While all of the company’s metropolitan areas had an increase in unemployment due to the ongoing pandemic, other than Chicago, the remaining areas are equal to or below the National unemployment rate of 7.9%.

Housing

Sales of newly built single-family homes for September 2020 were at a seasonally adjusted annual rate of 959,000 according to U.S. Census Bureau and the Department of Housing and Urban Development estimates.  This is 3.5% below the revised August 2020 rate of 994,000, but is 32.1 percent above the September 2019 estimate of 726,000.  The median sales price of new houses sold in September 2020 was $326,800 up from $299,400 a year earlier.  The September 2020 average sales price of $405,400 was up slightly from $362,700 a year ago.  The inventory of new homes for sale at the end of September would support 3.6 months’ supply at the current sales pace, down from 5.5 months in September 2019.

Existing-home sales grew for the fourth consecutive month in September, showing strong signs of a market turnaround after three straight months of sales declines caused by the ongoing pandemic, according to the National Association of Realtors (NAR). For four straight months, home sales have grown in every region compared to the previous month. Existing-home sales grew 7.1% in the Midwest to an annual rate of 1.5 million in September 2020 up 19.8% from a year ago. Total existing home sales reached a seasonally adjusted rate of 6.5 million in September 2020. Total housing inventory at the end of September 2020 totaled 1.47 million units, down 1.3% from August and down 1.82 million, or 19.2%, from the previous year period. Unsold inventory sits at a 2.7 months’ supply at the current sale pace, down from 3.0 months in August and down from 4.0 months in September 2019.

The median existing home price for all housing types in September 2020 was $311,800, up 14.8% from a year ago. This price increase marks the 103rd straight month of year-over-year gains.  Median home prices increased at double-digit rates in each of the four major regions from one year ago. The median price in the Midwest was $243,100, a 14.8% increase from September 2019. First-time buyers accounted for 31% of sales in September, down from 33% in both August 2020 and September 2019.

According to Freddie Mac, the average commitment rate for a 30-year, conventional, fixed-rate mortgage dropped to 2.88%, down from 3.13% in June 2020. The average commitment rate for all of 2019 was 3.94%, down slightly from 4.54% for 2018.

The effects of the COVID-19 pandemic on real estate markets appeared in CoStar's multifamily data with daily asking rents for apartment units declining since March 11, just as the prime leasing season began to unfold. After flattening in May, rents began to rebound in June as cities nationwide worked to reopen their economies and the national job market continued to show signs of recovering.  However, U.S apartment rents have trended lower since July, led by ongoing declines in downtown rents. During the pandemic, changes in attitudes regarding working from home have changed with renters seeking more space and affordability; i.e. rents for two-bedroom units have held up better, while studios have experienced the worst losses. Net absorption surged to more than 100,000 units in the third quarter, indicating pent-up demand for new apartments still exists.  With the stimulus package behind us and eviction leniency periods ending, unemployment will continue to determine the long-term outlook for apartment demand.

As of the end of September 2020, national apartment vacancy rates stood at 6.8% while our market areas reflected the following vacancy levels: Springfield, Mo. at 4.6%, St. Louis at 8.9%, Kansas City at 7.9%, Minneapolis at 6.2%, Tulsa, Okla. at 7.3%, Dallas-Fort Worth at 8.4%, Chicago at 8.0%, Atlanta at 8.7% and Denver at 7.7%.

Commercial Real Estate Other Than Housing

The full impact of the coronavirus outbreak on the U.S. Office sector remains unclear, but per CoStar, demand for office space declined steeply in the third quarter, tripling the losses posted in the second quarter.  As the pandemic continues to flare in areas, many companies have extended work from home protocols till mid-2021. Co-Star’s baseline forecast calls for office-using employment totals to return to pre-pandemic levels by the end of 2022, and continue to moderately accelerate from there. Annual rent growth has been slowing over the past several quarters and was flat in the third quarter. Even before the disruption caused by the pandemic, the trend of slowing growth was expected to continue in 2020 and lingering through 2021.

The retail sector of commercial real estate remains one of the most vulnerable to the impact of the COVID-19 pandemic. Gradual store re-openings throughout the nation and the relaxation of social distancing restrictions has modestly lifted consumer confidence and given hope for stabilization in the industry throughout the remainder of 2020. However, increasing infection rates throughout many mid-western and Southern states threat the continued path to stability producing additional certainty for retailers already struggling with reduced revenues and limited liquidity.  Decline in sales of soft-good department stores, retail shops and restaurants, those believed to be the most hurt by the pandemic, will affect malls, strip centers and outlet centers by subsequent increase in vacancies. The wave of retail bankruptcies is expected to continue; however, tenants with essential-oriented offerings have thus far weathered the storm and arisen as a modest source of positive demand.

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

Under CoStar’s base case forecast, the moderation in demand, taking into consideration a considerable development pipeline, may result in a vacancy rate in the mid 6% range, which is still well below the peak of 10.6% reached during the Great Recession.

The degree to which the commercial real estate sector suffers is yet unknown, as the path and progression of the pandemic, and the economy's response to such measures taken remains fluid. In addition to forced and voluntary store closures, many retailers will struggle amid near-total loss of foot traffic, declining consumer sentiment, lost wages and restrained consumer spending activity.

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

Great Southern Associates:  During this unprecedented time, the Company is working diligently with its nearly 1,200 associates to enforce CDC-advised health, hygiene and social distancing practices.  A significant number of non-frontline associates continue to work from home. Teams in nearly every operational department have been split, with part of each team working at an off-site disaster recovery facility to promote social distancing and to avoid service disruptions. To date, there have been no service disruptions or reductions in staffing.

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

As a token of appreciation for our employees’ dedication over the past several months, and to help support some of the needs of our associates, in August 2020, the Company again rewarded all full-time and part-time associates with special pre-tax bonuses of $1,000 and $600, respectively. This August bonus and related benefits expense totaled $1.1 million. This is the second such bonus paid by the Company in response to the COVID-19 pandemic; the first (also totaling $1.1 million) was approved in March 2020.

Great Southern Communities:  Throughout 2020, we have continued to support local COVID-19 relief efforts through contributions to food banks, local United Way agencies and other nonprofit organizations to address food insecurity and support critical health and human services. Many of our employees also volunteer their time to serve various agencies and charitable organizations in their communities.

Great Southern Customers:  Taking care of customers and providing uninterrupted access to services are top priorities. As always, customers can conduct their banking business using the banking center network, online and mobile banking services, ATMs, Telephone Banking, and online account opening services.  As health conditions in local markets dictate, Great Southern banking center lobbies are open following strict social distancing guidance from the CDC and local government officials. If customer lobbies are closed in a market area, then drive-thru service and in-person service by appointment are available.

As a resource to customers, a COVID-19 information center has been made available on the Company’s website, www.GreatSouthernBank.com.  General information about the Company’s pandemic response, how to receive assistance, and how to avoid COVID-19 scams and fraud are included.

Impacts to Our Business Going Forward:  The magnitude of the impact on the Company of the COVID-19 pandemic is not yet fully known, and will depend on the length and severity of the economic downturn brought on by the pandemic. The Company expects that the COVID-19 pandemic will continue to impact our business in future periods in one or more of the following ways, among others. Each of these factors could, individually or collectively, result in reduced net income in future periods.

•Significantly lower market interest rates will have a negative impact on our variable rate loans indexed to LIBOR and prime

•Certain fees for deposit and loan products may be waived or reduced

•Point-of-sale fee income may decline due to a decrease in spending by our debit card customers as they deal with state and local government requirements and other restrictions and may be adversely affected by reductions in their personal income and job losses

•Non-interest expenses may increase as we continue to deal with the effects of the COVID-19 pandemic, including cleaning costs, supplies, equipment and other items

•Banking center lobbies are open, but could be closed again if the pandemic situation worsens

•Additional loan modifications may occur and borrowers may default on their loans, which may necessitate further increases to the allowance for loan losses

•The contraction in economic activity may reduce demand for our loans and for our other products and services

Paycheck Protection Program Loans

Great Southern is actively participating in the Paycheck Protection Program (PPP) through the Small Business Administration (SBA). The PPP has been met with very high demand throughout the country, resulting in a second round of funding through an amendment to the CARES Act.  As of September 30, 2020, we originated approximately 1,600 PPP loans totaling approximately $121 million.  Great Southern has received $4.7 million in fees from the SBA for originating these loans based on the amount of each loan.  The fees, net of origination costs, will be deferred in accordance with standard accounting practices and will be accreted to interest income on loans over the contractual life of each loan.  These loans generally have a contractual maturity of two years from origination date, but may be repaid or forgiven (by the SBA) sooner.  If these loans are repaid or forgiven prior to their contractual maturity date, the remaining deferred fee for such loan will be accreted to interest income on loans immediately.  We expect a high percentage of these net deferred fees will accrete to interest income in the fourth quarter of 2020 and the first quarter of 2021.  In the three months ended September 30, 2020, Great Southern recorded approximately $440,000 of these net deferred fees in interest income on loans.

Loan Modifications

At September 30, 2020, we had remaining 88 modified commercial loans with an aggregate principal balance outstanding of $379 million and 407 modified consumer and mortgage loans with an aggregate principal balance outstanding of $17 million. The loan modifications are within the guidance provided by the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), the federal banking regulatory agencies, the Securities and Exchange Commission (SEC) and the Financial Accounting Standards Board (FASB); therefore, they are not considered troubled debt restructurings or classified assets for regulatory purposes.  At September 30, 2020, the modified loans were in the following categories (dollars in millions):

Collateral Type	# of Loans Modified	$ of Loans Modified	Interest Only 3 Months	Interest Only 4-6 Months	Interest Only 7-12 Months	Full Payment Deferral 3 Months	Full Payment Deferral 6 Months	Weighted Average Loan to Value

Retail	12	$47.8	$—	$5.3	$36.1	$2.9	$3.5	57%
Multifamily	8	78.4	7.6	46.3	24.4	0.1	—	71%
Healthcare	7	56.3	—	9.6	11.3	—	35.4	66%
Hotel/Motel	13	105.4	20.8	34.6	10.5	—	39.5	68%
Office	9	31.3	—	24.0	4.3	3.0	—	44%
Warehouse/Other	10	15.7	3.7	—	—	—	12.0	61%
Restaurants	9	15.2	—	3.7	—	—	11.5	55%
Commercial Business	15	16.4	5.2	—	5.5	—	5.7
Land	5	12.2	11.3	—	0.9	—	—
Total Commercial	88	378.7	48.6	123.5	93.0	6.0	107.6

Residential Mortgage	53	11.0	—	—	—	2.1	8.9	68%
Consumer	354	5.8	—	—	—	0.2	5.6
Total Consumer	407	16.8	—	—	—	2.3	14.5

Total	495	$395.5	$48.6	$123.5	$93.0	$8.3	$122.1

During the three months ended September 30, 2020, loans with an aggregate principal balance outstanding of $602 million completed the modification period and returned to their normal payment schedule. Of the loans modified at June 30, 2020, $55.8 million in payments were received on these loans during the three months ended September 30, 2020.  A portion of the loans modified at September 30, 2020 may be further modified, and new loans may be modified, within the guidance provided by the CARES Act, the federal banking regulatory agencies, the SEC and the FASB if a more severe or lengthier deterioration in economic conditions occurs in future periods.

The Company has escalated monitoring activities related to the modified loans and has also increased review and monitoring activities for certain sectors of the loan portfolio which may be currently most impacted by the COVID-19 pandemic.  The retail portfolio had an outstanding balance of $388 million at September 30, 2020, which was 11% of the total loan portfolio.  It is a very granular portfolio, with an average loan size of $1.6 million.  Most loans are under $5 million, with 28% of the outstanding balance of the retail portfolio represented by loans in excess of $10 million.  At September 30, 2020, the weighted average loan-to-value ratio of this portfolio was 61%.

The hotel/motel portfolio had an outstanding balance of $196 million at September 30, 2020, which was 5% of the total loan portfolio.  The average loan size is $4.3 million, with the 20 largest loans comprising approximately 90% of the portfolio.  These properties are well-diversified geographically, mainly throughout the Midwest, with most being limited-service properties.  Approximately 92% of the portfolio operates under the flag of major hotel chains.   At September 30, 2020, the weighted average loan-to-value ratio of this portfolio was 56%.

The restaurant portfolio had an outstanding balance of $72 million at September 30, 2020, which was 2% of the total loan portfolio.  It is a very granular portfolio, with the majority of the restaurants operating in Missouri, Illinois, Iowa and Minnesota.  The majority of these loans are to franchisees of top-tier quick service brands with national scale that have had the ability to stay open with delivery and drive-through service throughout the course of the pandemic.  At September 30, 2020, the weighted average loan-to-value ratio of this portfolio was 59%.

Total loans outstanding (excluding FDIC-assisted acquired loans, net of discount) in the following categories at September 30, 2020, were as follows (dollars in millions):

Collateral Type	Outstanding Balance of Loans of This Collateral Type	Percentage of Loans Modified To Total Loans of This Collateral Type	Percentage of Loans Modified To Total Loans	Percentage of Loans of This Collateral Type to Total Loans	Weighted Average Loan to Value of Loans in This Collateral Type

Retail	$388.0	12%	1%	11%	61%
Healthcare	284.3	28%	2%	8%	59%
Hotel/Motel	196.2	29%	2%	5%	56%
Multifamily	988.0	11%	3%	27%	63%
Office	274.8	11%	1%	7%	68%
Warehouse/Other	282.4	6%	<1%	8%	57%
Commercial Business(1)	242.2	6%	<1%	7%
Restaurants	72.0	23%	<1%	2%	59%
Land	67.2	18%	<1%	2%	59%
Total Commercial	2,795.1	14%	10%	76%

Residential Mortgage	619.5	2%	<1%	17%	71%
Consumer	254.1	2%	<1%	7%
Total Consumer	873.6	2%	<1%	24%

Total	$3,668.7	11%	11%	100%

(1) The Commercial Business outstanding loan balance excludes PPP loans of $121.1 million.

General

The profitability of the Company and, more specifically, the profitability of its primary subsidiary, the Bank, depend primarily on net interest income, as well as provisions for loan losses and the level of non-interest income and non-interest expense. Net interest income is the difference between the interest income the Bank earns on its loans and investment portfolios, and the interest it pays on interest-bearing liabilities, which consists mainly of interest paid on deposits and borrowings. Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on these balances. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income.

Great Southern's total assets increased $427.9 million, or 8.5%, from $5.02 billion at December 31, 2019, to $5.44 billion at September 30, 2020. Full details of the current period changes in total assets are provided in the “Comparison of Financial Condition at September 30, 2020 and December 31, 2019” section of this Quarterly Report on Form 10-Q.

Loans.  Net outstanding loans increased $259.8 million, or 6.3%, from $4.15 billion at December 31, 2019, to $4.41 billion at September 30, 2020.  The net increase in loans reflects reductions of $21.1 million in the FDIC-assisted acquired loan portfolios.  This increase was primarily in other residential (multi-family) loans, commercial business loans, one- to four-family residential loans and commercial real estate loans. Approximately 61% of the one- to- four-family residential loan originations in the nine months ended September 30, 2020 were refinanced loans. These increases were partially offset by decreases in construction loans and consumer auto loans.  The increases were primarily due to loan growth in our existing banking center network and our commercial loan production offices, and included approximately $121 million of PPP loans.  Excluding FDIC-assisted acquired loans and mortgage loans held for sale, total gross loans increased $229.6 million, or 4.7%, from December 31, 2019 to September 30, 2020.  As loan demand is affected by a variety of factors, including general economic conditions, and because of the competition we face and our focus on pricing discipline and credit quality, no assurances can be made regarding our future loan growth.  We expect minimal loan growth for the foreseeable future due to deteriorating economic conditions resulting from the COVID-19 pandemic. The Company's strategy continues to be focused on maintaining credit risk and interest rate risk at appropriate levels.

Recent loan growth has occurred in several loan types, primarily other residential (multi-family) loans, one- to four-family residential mortgage loans and commercial business loans and in most of Great Southern’s primary lending locations, including Springfield, St. Louis, Kansas City, Des Moines and Minneapolis, as well as our loan production offices in Atlanta, Chicago, Dallas, Denver, Omaha and Tulsa.  Certain minimum underwriting standards and monitoring help assure the Company’s portfolio quality. Great Southern’s loan committee reviews and approves all new loan originations in excess of lender approval authorities.  Generally, the Company considers commercial construction, consumer, and commercial real estate loans to involve a higher degree of risk compared to some other types of loans, such as first mortgage loans on one- to four-family, owner-occupied residential properties.  For commercial real estate, commercial business and construction loans, the credits are subject to an analysis of the borrower’s and guarantor’s financial condition, credit history, verification of liquid assets, collateral, market analysis and repayment ability.  It has been, and continues to be, Great Southern’s practice to verify information from potential borrowers regarding assets, income or payment ability and credit ratings as applicable and as required by the authority approving the loan.  To minimize construction risk, projects are monitored as construction draws are requested by comparison to budget and with progress verified through property inspections.  The geographic and product diversity of collateral, equity requirements and limitations on speculative construction projects help to mitigate overall risk in these loans. Underwriting standards for all loans also include loan-to-value ratio limitations, which vary depending on collateral type, debt service coverage ratios or debt payment to income ratio guidelines, where applicable, credit histories, use of guaranties and other recommended terms relating to equity requirements, amortization, and maturity.  Consumer loans are primarily secured by new and used motor vehicles and these loans are also subject to certain minimum underwriting standards to assure portfolio quality.  While Great Southern’s consumer underwriting and pricing standards have been fairly consistent in recent years, the Company tightened its underwriting guidelines on automobile lending beginning in the latter part of 2016.  Management took this step in an effort to improve credit quality in the portfolio and reduce delinquencies and charge-offs.  The underwriting standards employed by Great Southern for consumer loans include a determination of the applicant's payment history on other debts, credit scores, employment history and an assessment of ability to meet existing obligations and payments on the proposed loan.  In 2019, the Company discontinued indirect auto loan originations.  See “Item 1. Business – Lending Activities – General, – Commercial Real Estate and Construction Lending, and – Consumer Lending” in the Company’s December 31, 2019 Annual Report on Form 10-K.

While our policy allows us to lend up to 95% of the appraised value on one-to four-family residential properties, originations of loans with loan-to-value ratios at that level are minimal.  Private mortgage insurance is typically required for loan amounts above the 80% level.  Few exceptions occur and would be based on analyses which determined minimal transactional risk to be involved.  We consider these lending practices to be consistent with or more conservative than what we believe to be the norm for banks our size.  At September 30, 2020 and December 31, 2019, none of our owner occupied one- to four-family residential loans had loan-to-value ratios above 100% at origination.  At both September 30, 2020 and December 31, 2019, an estimated 0.6% of total non-owner occupied one- to four-family residential loans had loan-to-value ratios above 100% at origination.

At September 30, 2020, troubled debt restructurings totaled $3.7 million, or 0.08% of total loans, an increase of $1.8 million from $1.9 million, or 0.05% of total loans, at December 31, 2019.  Concessions granted to borrowers experiencing financial difficulties may include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.  For troubled debt restructurings occurring during the nine months ended September 30, 2020, six loans totaling $149,000 were restructured into multiple new loans.  For troubled debt restructurings occurring during the year ended December 31, 2019, five loans totaling $34,000 were restructured into multiple new loans.  For further information on troubled debt restructurings, see Note 6 of the Notes to Consolidated Financial Statements contained in this report.  In accordance with the CARES Act and guidance from the banking regulatory agencies, we made certain short-term modifications to loan terms to help our customers navigate through the current pandemic situation.  Although loan modifications were made, they did not result in these loans being classified as troubled debt restructurings, potential problem loans or non-performing loans.  If more severe or lengthier negative impacts of the COVID-19 pandemic occur or the effects of the SBA loan programs and other loan and stimulus programs do not enable companies and individuals to completely recover financially, this could result in longer-term modifications, which may be deemed to be troubled debt restructurings, additional potential problem loans and/or additional non-performing loans.

Loans that were acquired through FDIC-assisted transactions, which are accounted for in pools, are currently included in the analysis and estimation of the allowance for loan losses.  If expected cash flows to be received on any given pool of loans decreases from previous estimates, then a determination is made as to whether the loan pool should be charged down or the allowance for loan losses should be increased (through a provision for loan losses).  Acquired loans are described in Note 7 of the Notes to Consolidated Financial Statements contained in this report.  For acquired loan pools, the Company may allocate, and at September 30, 2020, has allocated, a portion of its allowance for loan losses related to these loan pools in a manner similar to how it allocates its allowance for loan losses to those loans which are collectively evaluated for impairment.

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

Available-for-sale Securities.  In the nine months ended September 30, 2020, available-for-sale securities increased $71.7 million, or 19.2%, from $374.2 million at December 31, 2019, to $445.9 million at September 30, 2020.  The increase was primarily due to the purchase of FNMA and GNMA fixed-rate multi-family mortgage-backed securities and collateralized mortgage obligations and short-term municipal securities, partially offset by calls of municipal securities and normal monthly payments received related to the portfolio of mortgage-backed securities.  The Company used increased deposits to fund this increase in investment securities.

Deposits.  The Company attracts deposit accounts through its retail branch network, correspondent banking and corporate services areas, and brokered deposits. The Company then utilizes these deposit funds, along with FHLBank advances and other borrowings, to meet loan demand or otherwise fund its activities. In the nine months ended September 30, 2020, total deposit balances increased $483.7 million, or 12.2%.  Transaction account balances increased $694.3 million, or 31.0%, to $2.93 billion at September 30, 2020, while retail certificates of deposit decreased $81.8 million, or 6.1%, to $1.27 billion at September 30, 2020.  The increases in transaction accounts were primarily a result of increased customers in the CDARS reciprocal program, money market accounts and NOW deposit accounts.  Retail certificates of deposit decreased due to a decrease in retail certificates generated through the banking center network, partially offset by increases in customer deposits in the CDARS reciprocal program.  Customer deposits at September 30, 2020 and December 31, 2019, totaling $56.1 million and $35.3 million, respectively, were part of the CDARS program, which allows customers to maintain balances in an insured manner that would otherwise exceed the FDIC deposit insurance limit. Brokered deposits, including CDARS program purchased funds, were $242.9 million at September 30, 2020, a decrease of $128.8 million from $371.7 million at December 31, 2019. The brokered deposits were allowed to mature without replacement as other deposit categories increased.

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

Federal Home Loan Bank Advances and Short-Term Borrowings.  The Company had no Federal Home Loan Bank advances outstanding at September 30, 2020 or December 31, 2019.  At September 30, 2020, there were also no overnight borrowings from the FHLBank.  At December 31, 2019, there were no borrowings from the FHLBank other than overnight advances, which are included in the short term borrowings category.

Short term borrowings and other interest-bearing liabilities decreased $227.0 million from $228.2 million at December 31, 2019 to $1.2 million at September 30, 2020.  The short term borrowings included overnight FHLBank borrowings of $-0- and $196.0 million at September 30, 2020 and December 31, 2019, respectively. The Company utilizes both overnight borrowings and short-term FHLBank advances depending on relative interest rates.

Securities sold under reverse repurchase agreements with customers. Securities sold under reverse repurchase agreements with customers increased $70.8 million from $84.2 million at December 31, 2019 to $155.0 million at September 30, 2020.  These balances fluctuate over time based on customer demand for this product.  A large portion of this increase is related to two customers who placed additional funds in these account types.

Subordinated notes. Subordinated notes increased $74.0 million from $74.2 million at December 31, 2019 to $148.2 million at September 30, 2020.  The Company issued $75.0 million of subordinated notes in June 2020, receiving net proceeds of $73.5 million.

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

The current level and shape of the interest rate yield curve poses challenges for interest rate risk management. Prior to its increase of 0.25% on December 16, 2015, the FRB had last changed interest rates on December 16, 2008. This was the first rate increase since September 29, 2006.  The FRB also implemented rate change increases of 0.25% on eight additional occasions beginning December 14, 2016 and through December 31, 2018, with the Federal Funds rate reaching as high as 2.50%.  After December 2018, the FRB paused its rate increases and, in July, September and October 2019, implemented rate change decreases of 0.25% on each of those occasions. At December 31, 2019, the Federal Funds rate stood at 1.75%.  In response to the COVID-19 pandemic, the FRB decreased interest rates on two occasions in March 2020, a 0.50% decrease on March 3 and a 1.00% decrease on March 16. At September 30, 2020, the Federal Funds rate stood at 0.25%.  A substantial portion of Great Southern’s loan portfolio ($2.10 billion at September 30, 2020) is tied to the one-month or three-month LIBOR index and will be subject to adjustment at least once within 90 days after September 30, 2020.  Of these loans, $2.08 billion had interest rate floors.  Great Southern also has a portfolio of loans ($256 million at September 30, 2020) tied to a "prime rate" of interest and will adjust immediately with changes to the “prime rate” of interest.  A rate cut by the FRB generally would have an anticipated immediate negative impact on the Company’s net interest income due to the large total balance of loans tied to the one-month or three-month LIBOR index and will be subject to adjustment at least once within 90 days or loans which generally adjust immediately as the Federal Funds rate adjusts. Interest rate floors may at least partially mitigate the negative impact of interest rate decreases. Loans at their floor rates are, however, subject to the risk that borrowers will seek to refinance elsewhere at the lower market rate.  Because the Federal Funds rate is again very low, there may also be a negative impact on the Company's net interest income due to the Company's inability to significantly lower its funding costs in the current competitive rate environment, although interest rates on assets may decline further. Conversely, interest rate increases would normally result in increased interest rates on our LIBOR-based and prime-based loans.  As of September 30, 2020, Great Southern's interest rate risk models indicate that, generally, rising interest rates are expected to have a positive impact on the Company's net interest income, while declining interest rates are expected to have a negative impact on net interest income. We model various interest rate scenarios for rising and falling rates, including both parallel and non-parallel shifts in rates. The results of our modeling indicate that net interest income is not likely to be significantly affected either positively or negatively in the first twelve months following a rate change, regardless of any changes in interest rates, because our portfolios are relatively well-matched in a twelve-month horizon. In a situation where market interest rates decrease significantly in a short period of time, as they did in March 2020, our net interest margin decrease may be more pronounced in the very near term (first one to three months), due to fairly rapid decreases in LIBOR interest rates. In the subsequent months we expect that the net interest margin would stabilize and begin to improve, as renewal interest rates on maturing time deposits are expected to decrease compared to the current rates paid on those products.  During the latter half of 2019 and the nine months ended September 30, 2020, we did experience some compression of our net interest margin percentage due to 2.25% of Federal Fund rate cuts during the nine month period of July 2019 through March 2020.  Margin compression primarily resulted from generally slower changing average interest rates on deposits and borrowings and lower yields on loans and other interest-earning assets.  LIBOR interest rates have recently decreased, putting pressure on loan yields, and strong pricing competition for loans and deposits remains in most of our markets.  For further discussion of the processes used to manage our exposure to interest rate risk, see “Item 3.  Quantitative and Qualitative Disclosures About Market Risk – How We Measure the Risks to Us Associated with Interest Rate Changes.”

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

Operating expenses consist primarily of salaries and employee benefits, occupancy-related expenses, expenses related to foreclosed assets, postage, FDIC deposit insurance, advertising and public relations, telephone, professional fees, office expenses and other general operating expenses.  Details of the current period changes in non-interest income and non-interest expense are provided in the “Results of Operations and Comparison for the Three and Nine Months Ended September 30, 2020 and 2019” section of this report.

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

Dodd-Frank Act. In 2010, sweeping financial regulatory reform legislation entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act implemented far-reaching changes across the financial regulatory landscape.  Certain aspects of the Dodd-Frank Act have been affected by the more recently enacted Economic Growth Act, as defined and discussed below under “-Economic Growth Act.”

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

The Economic Growth Act, among other matters, expands the definition of qualified mortgages which may be held by a financial institution and simplifies the regulatory capital rules for financial institutions and their holding companies with total consolidated assets of less than $10 billion by instructing the federal banking regulators to establish a single “Community Bank Leverage Ratio” of between 8 and 10 percent. Any qualifying depository institution or its holding company that exceeds the “Community Bank Leverage Ratio” will be considered to have met generally applicable leverage and risk-based regulatory capital requirements and any qualifying depository institution that exceeds the new ratio will be considered “well-capitalized” under the prompt corrective action rules. Effective January 1, 2020, the Community Bank Leverage Ratio was 9.0%. In April 2020, pursuant to the CARES Act, the federal bank regulatory agencies announced the issuance of two interim final rules, effective immediately, to provide temporary relief to community banking organizations.  Under the interim final rules, the Community Bank Leverage Ratio requirement is a minimum of 8% for the remainder of calendar year 2020, 8.5% for calendar year 2021, and 9% thereafter.  The Company and the Bank have chosen to not utilize the new Community Bank Leverage Ratio due to the Company’s size and complexity, including its commercial real estate and construction lending concentrations and significant off-balance sheet funding commitments.

In addition, the Economic Growth Act includes regulatory relief in the areas of examination cycles, call reports, mortgage disclosures and risk weights for certain high-risk commercial real estate loans.

Business Initiatives

The Company’s banking center network continues to evolve. In August 2020, remodeling of the downtown office at 1900 Main in Parsons, Kansas, was completed, which included the addition of drive-thru banking lanes. With this completion, the nearby drive-thru facility was consolidated into the downtown office, leaving one location serving the Parsons market.

In the Joplin, Missouri, market, the Company purchased a banking facility in the fourth quarter of 2019 vacated by another financial institution, which included a contractual black-out period ending in April 2021. A third party vendor has been engaged by the Company to redesign this facility as a “bank of the future” prototype to incorporate evolving customer preferences. Variations of this prototype design may be utilized in other select banking centers in the Company’s footprint in the future. The Company expects the new office in Joplin to be completed in the second quarter of 2021, whereupon the nearby leased banking center at 1710 E. 32nd Street will be consolidated into this new office. There are two banking centers currently serving the Joplin market.

The Company’s Board of Directors recently approved a new stock repurchase program, which will succeed the existing repurchase program (authorized in April 2018) following the repurchase of the remaining approximately 75,111 available shares under the existing program. The new stock repurchase program authorizes the repurchase, from time to time, of up to one million additional shares of the Company’s common stock.

Comparison of Financial Condition at September 30, 2020 and December 31, 2019

During the nine months ended September 30, 2020, the Company’s total assets increased by $427.9 million to $5.44 billion.  The increase was primarily attributable to increases in loans receivable, available-for-sale investment securities, and cash equivalents.

Cash and cash equivalents were $338.3 million at September 30, 2020, an increase of $118.1 million, or 53.6%, from $220.2 million at December 31, 2019. This increase was primarily related to excess funds held at the Federal Reserve Bank after repayment of FHLBank overnight borrowings. The additional funds were primarily the result of increases in deposits.

The Company's available-for-sale securities increased $71.7 million, or 19.2%, compared to December 31, 2019.  The increase was primarily due to the purchase of FNMA and GNMA fixed-rate multi-family mortgage-backed securities and short-term municipal securities, partially offset by calls of municipal securities and normal monthly payments received related to the portfolio of mortgage-backed securities.  The available-for-sale securities portfolio was 8.2% and 7.5% of total assets at September 30, 2020 and December 31, 2019, respectively.

Net loans increased $259.8 million from December 31, 2019, to $4.41 billion at September 30, 2020.  Excluding FDIC-assisted acquired loans and mortgage loans held for sale, total gross loans (including the undisbursed portion of loans) increased $229.6 million, or 4.7%, from December 31, 2019 to September 30, 2020. This increase was primarily in other residential (multi-family) loans ($152.4 million), commercial business loans ($126.0 million), and one- to four-family residential loans ($88.5 million).  These increases were partially offset by decreases in construction loans ($117.8 million) and consumer auto loans ($52.6 million).

Total liabilities increased $406.4 million, from $4.41 billion at December 31, 2019 to $4.82 billion at September 30, 2020.  The increase was primarily attributable to an increase in deposits, securities sold under reverse repurchase agreements and subordinated notes, partially offset by a decrease in short term borrowings.

Total deposits increased $483.7 million, or 12.2%, to $4.44 billion at September 30, 2020.  Transaction account balances increased $694.3 million to $2.93 billion at September 30, 2020, while retail certificates of deposit decreased $81.8 million compared to December 31, 2019, to $1.27 billion at September 30, 2020.  The increase in transaction accounts was primarily a result of increases in NOW deposit accounts, money market accounts and Insured Cash Sweep (ICS) reciprocal accounts.  Retail certificates of deposit decreased due to a net decrease in retail certificates generated through the banking center network, partially offset by increases in customer deposits in the CDARS reciprocal program.  Customer deposits at September 30, 2020 and December 31, 2019 totaling $56.1 million and $35.3 million, respectively, were part of the CDARS program, which allows customers to maintain balances in an insured manner that would otherwise exceed the FDIC deposit insurance limit. Brokered deposits, including CDARS program purchased funds, were $242.9 million at September 30, 2020, a decrease of $128.8 million from $371.7 million at December 31, 2019. The brokered deposits were allowed to mature without replacement as other deposit categories increased.

The Company had no FHLBank advances outstanding at September 30, 2020 or December 31, 2019.  At December 31, 2019, there were no borrowings from the FHLBank other than overnight advances, which are included in the short term borrowings category.  There were no borrowings from the FHLBank outstanding at September 30, 2020.

Short term borrowings and other interest-bearing liabilities decreased $227.0 million from $228.2 million at December 31, 2019 to $1.2 million at September 30, 2020.  There were no short term borrowings at September 30, 2020 and $196.0 million in short term borrowings included in overnight FHLBank borrowings at December 31, 2019. The Company utilizes both overnight borrowings and short term FHLBank advances depending on relative interest rates.

Securities sold under reverse repurchase agreements with customers increased $70.8 million from $84.2 million at December 31, 2019 to $155.0 million at September 30, 2020.  These balances fluctuate over time based on customer demand for this product.

Subordinated notes increased $74.0 million from $74.2 million at December 31, 2019 to $148.2 million at September 30, 2020.  The Company issued $75.0 million of subordinated notes in June 2020, receiving net proceeds of $73.5 million.

Total stockholders' equity increased $21.5 million from $603.1 million at December 31, 2019 to $624.6 million at September 30, 2020.  The Company recorded net income of $41.5 million for the nine months ended September 30, 2020.   Accumulated other comprehensive income increased $23.4 million due to increases in the fair value of available-for-sale investment securities and the termination value of the cash flow hedge.  In addition, total stockholders’ equity increased $1.2 million due to stock option exercises. These increases were partially offset by dividends declared on common stock of $28.6 million and repurchases of the Company’s common stock totaling $15.9 million.

Results of Operations and Comparison for the Three and Nine Months Ended September 30, 2020 and 2019

General

Net income was $13.5 million for the three months ended September 30, 2020 compared to $19.7 million for the three months ended September 30, 2019.  This decrease of $6.3 million, or 31.8%, was primarily due to an increase in noninterest expense of $3.3 million, or 11.4%, an increase in provision for loan losses of $2.6 million, or 130.8%, and a decrease in net interest income of $1.8 million or 3.8%, partially offset by an increase in noninterest income of $811,000, or 9.4%, and a decrease in income tax expense of $480,000, or 11.5%.

Net income was $41.5 million for the nine months ended September 30, 2020 compared to $55.7 million for the nine months ended September 30, 2019.  This decrease of $14.2 million, or 25.5%, was primarily due to an increase in provision for loan losses of $8.9 million, or 161.3%, an increase in noninterest expense of $6.5 million, or 7.7%, and a decrease in net interest income of $2.9 million, or 2.1%, partially offset by a decrease in income tax expense of $2.3 million, or 19.2%, and an increase in noninterest income of $1.8 million, or 7.9%.

Total Interest Income

Total interest income decreased $6.6 million, or 10.9%, during the three months ended September 30, 2020 compared to the three months ended September 30, 2019.  The decrease was due to a $6.8 million decrease in interest income on loans, partially offset by an increase in interest income on investments and other interest-earning assets of $162,000.  Interest income on loans decreased for the three months ended September 30, 2020 compared to the same period in 2019, due to lower average rates of interest on loans, partially offset by higher average balances.  Interest income from investment securities and other interest-earning assets increased during the three months ended September 30, 2020 compared to the same period in 2019 primarily due to higher average balances of investment securities and other interest-earning assets, partially offset by lower average rates of interest.

Total interest income decreased $11.2 million, or 6.3%, during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.  The decrease was due to a $12.1 million decrease in interest income on loans, partially offset by a $916,000 increase in interest income on investments and other interest-earning assets. Interest income on loans decreased for the nine months ended September 30, 2020 compared to the same period in 2019, due to lower average rates of interest on loans, partially offset by higher average balances.  Interest income from investment securities and other interest-earning assets increased during the nine months ended September 30, 2020 compared to the same period in 2019 primarily due to higher average balances of investment securities and other interest-earning assets, partially offset by lower average rates of interest.

Interest Income – Loans

During the three months ended September 30, 2020 compared to the three months ended September 30, 2019, interest income on loans decreased $10.7 million as a result of lower average interest rates on loans.  The average yield on loans decreased from 5.41% during the three months ended September 30, 2019, to 4.46% during the three months ended September 30, 2020.  This decrease was primarily due to decreased yields in most loan categories as a result of decreased LIBOR and Federal Funds interest rates.  In addition in the 2020 period, the Company originated $121 million of PPP loans, which have a much lower yield compared to the overall loan portfolio. Interest income on loans increased $4.0 million as the result of higher average loan balances, which increased from $4.20 billion during the three months ended September 30, 2019, to $4.51 billion during the three months ended September 30, 2020.  The higher average balances were primarily due to organic loan growth in commercial business loans (including the PPP loans), other residential (multi-family), and one- to four-family residential loans, partially offset by decreases in outstanding construction and consumer loans.

During the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, interest income on loans decreased $21.5 million as a result of lower average interest rates on loans.  The average yield on loans decreased from 5.41% during the nine months ended September 30, 2019, to 4.74% during the nine months ended September 30, 2020.  This decrease was primarily due to decreased yields in most loan categories as a result of decreased LIBOR and Federal Funds interest rates during the nine months ended September 30, 2020. This decrease also includes PPP loans, which have a much lower yield compared to the overall loan portfolio.  Interest income on loans increased $9.4 million as the result of higher average loan balances, which increased from $4.14 billion during the nine months ended September 30, 2019, to $4.38 billion during the nine months ended September 30, 2020.  The higher average balances were primarily due to organic growth in commercial business loans (including the PPP loans), other residential (multi-family) loans, and one- to four-family residential loans, partially offset by decreases in outstanding construction and consumer loans.

On an on-going basis, the Company has estimated the cash flows expected to be collected from acquired loan pools. For each of the loan portfolios acquired, the cash flow estimates have increased, based on the payment histories and the collection of certain loans, thereby reducing loss expectations of certain loan pools, resulting in adjustments to be spread on a level-yield basis over the remaining expected lives of the loan pools.  For the three months ended September 30, 2020 and 2019, the adjustments increased interest income by $1.2 million and $2.3 million, respectively. For the nine months ended September 30, 2020 and 2019, the adjustments increased interest income by $4.6 million and $5.2 million, respectively.

As of September 30, 2020, the remaining accretable yield adjustment that will affect interest income was $2.9 million.  Of the remaining adjustments affecting interest income, we expect to recognize $932,000 of interest income during the fourth quarter of 2020.  Apart from the yield accretion, the average yield on loans was 4.35% during the three months ended September 30, 2020, compared to 5.20% during the three months ended September 30, 2019, as a result of lower current market rates on adjustable rate loans and new loans originated during the year. Apart from the yield accretion, the average yield on loans was 4.60% during the nine months ended September 30, 2020, compared to 5.24% during the nine months ended September 30, 2019.

In October 2018, the Company entered into an interest rate swap transaction as part of its ongoing interest rate management strategies to hedge the risk of its floating rate loans.  The notional amount of the swap was $400 million with a contractual termination date in October 2025.  Under the terms of the swap, the Company received a fixed rate of interest of 3.018% and paid a floating rate of interest equal to one-month USD-LIBOR.  The floating rate reset monthly and net settlements of interest due to/from the counterparty also occurred monthly.  To the extent that the fixed rate exceeded one-month USD-LIBOR, the Company received net interest settlements, which were recorded as interest income on loans.  If one-month USD-LIBOR exceeded the fixed rate of interest, the Company was required to pay net settlements to the counterparty and record those net payments as a reduction of interest income on loans. The Company recorded interest income related to the swap of $2.0 million and $5.6 million, respectively, in the three and nine months ended September 30, 2020.  The Company recorded loan interest income related to this swap transaction of $801,000 and $1.9 million, respectively, in the three and nine months ended September 30, 2019.

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

Interest Income – Investments and Other Interest-earning Assets

Interest income on investments increased $526,000 in the three months ended September 30, 2020 compared to the three months ended September 30, 2019.  Interest income increased $736,000 as a result of an increase in average balances from $342.3 million during the three months ended September 30, 2019, to $449.4 million during the three months ended September 30, 2020.  Average balances of securities increased primarily due to purchases of agency multi-family mortgage-backed securities which have a fixed rate of interest with expected lives of six to twelve years.  These purchased securities fit with the Company’s current asset/liability management strategies. Interest income decreased $210,000 as a result of lower average interest rates from 2.94% during the three months ended September 30, 2019, to 2.71% during the three month period ended September 30, 2020.

Interest income on investments increased $2.0 million in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.  Interest income increased $2.5 million as a result of an increase in average balances from $310.2 million during the nine months ended September 30, 2019, to $422.7 million during the nine months ended September 30, 2020.  Average balances of securities increased primarily due to purchases of agency multi-family mortgage-backed securities which have a fixed rate of interest with expected lives of six to twelve years.  As noted above, these purchased securities fit with the Company’s current asset/liability management strategies. Interest income decreased $459,000 as a result of lower average interest rates from 3.10% during the nine months ended September 30, 2019, to 2.92% during the nine month period ended September 30, 2020.

Interest income on other interest-earning assets decreased $364,000 in the three months ended September 30, 2020 compared to the three months ended September 30, 2019.  Interest income decreased $685,000, primarily as a result of the decrease in average interest rates to 0.09% during the three months ended September 30, 2020 compared to 2.13% during the three months ended September 30, 2019.  Market interest rates earned on balances held at the Federal Reserve Bank were significantly lower in the 2020 period due to significant reductions in the federal funds rate of interest. Partially offsetting this decrease, interest income increased $321,000, primarily as a result of the increase in average balances from $79.3 million during the three months ended September 30, 2019, to $270.5 million during the three months ended September 30, 2020.  Excess liquidity, after repayment of FHLBank borrowings, was maintained at the Federal Reserve Bank as a result of the significant increase in deposits during the three months ended September 30, 2020.

Interest income on other interest-earning assets decreased $1.1 million in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.  Interest income decreased $2.1 million, primarily as a result of the decrease in average interest rates to 0.24% during the nine months ended September 30, 2020 compared to 2.32% during the nine months ended September 30, 2019.  Market interest rates earned on balances held at the Federal Reserve Bank were significantly lower in the 2020 period due to significant reductions in the federal funds rate of interest. Partially offsetting this decrease, interest income increased $1.0 million, primarily as a result of the increase in average balances from $87.2 million during the nine months ended September 30, 2019, to $227.5 million during the nine months ended September 30, 2020.

Total Interest Expense

Total interest expense decreased $4.8 million, or 33.9%, during the three months ended September 30, 2020, when compared with the three months ended September 30, 2019, due to a decrease in interest expense on deposits of $4.7 million, or 39.8%, a decrease in interest expense on short-term borrowings and repurchase agreements of $1.1 million, or 99.3%, and a decrease in interest expense on subordinated debentures issued to capital trust of $125,000, or 49.4%, partially offset by an increase in interest expense on subordinated notes of $1.1 million, or 101.0%.

Total interest expense decreased $8.3 million, or 20.3%, during the nine months ended September 30, 2020, when compared with the nine months ended September 30, 2019, due to a decrease in interest expense on deposits of $7.1 million, or 21.1%, a decrease in interest expense on short-term borrowings and repurchase agreements of $2.2 million, or 77.0%, and a decrease in interest expense on subordinated debentures issued to capital trust of $276,000, or 35.1%, partially offset by an increase in interest expense on subordinated notes of $1.4 million, or 41.1%.

Interest Expense – Deposits

Interest expense on demand deposits decreased $893,000 due to average rates of interest that decreased from 0.54% in the three months ended September 30, 2019 to 0.33% in the three months ended September 30, 2020.  Partially offsetting this decrease, interest expense on demand deposits increased $513,000, due to an increase in average balances from $1.50 billion during the three months ended September 30, 2019 to $1.96 billion during the three months ended September 30, 2020.  The Company experienced increased balances in ICS reciprocal balances, money market accounts and certain types of NOW accounts.

Interest expense on demand deposits decreased $1.1 million due to average rates of interest that decreased from 0.51% in the nine months ended September 30, 2019 to 0.42% in the nine months ended September 30, 2020. Partially offsetting this decrease, interest expense on demand deposits increased $1.0 million due to an increase in average balances from $1.49 billion for the nine months ended September 30, 2019 to $1.79 billion for the nine months ended September 30, 2020. The Company experienced increased balances in ICS reciprocal balances, money market accounts and certain types of NOW accounts.

Interest expense on time deposits decreased $3.7 million as a result of a decrease in average rates of interest from 2.24% during the three months ended September 30, 2019, to 1.35% during the three months ended September 30, 2020.  Interest expense on time deposits decreased $668,000 due to a decrease in average balances of time deposits from $1.73 billion during the three months ended September 30, 2019 to $1.60 billion in the three months ended September 30, 2020.  A large portion of the Company’s certificate of deposit portfolio matures within six to eighteen months and therefore reprices fairly quickly; this is consistent with the portfolio over the past several years.  Older certificates of deposit that renewed or were replaced with new deposits generally resulted in the Company paying a lower rate of interest due to market interest rate decreases during the latter portion of 2019 and throughout 2020.  In the three months ended September 30, 2020, the decrease in average balances of time deposits was a result of decreases in both retail customer time deposits obtained through on-line channels and decreases in brokered deposits, primarily those added through the CDARS program purchased funds.

Interest expense on time deposits decreased $6.9 million as a result of a decrease in average rates of interest from 2.20% during the nine months ended September 30, 2019, to 1.66% during the nine months ended September 30, 2020.  Interest expense on time deposits decreased $168,000 due to a decrease in average balances of time deposits from $1.71 billion during the nine months ended September 30, 2019 to $1.70 billion in the nine months ended September 30, 2020.  A large portion of the Company’s certificate of deposit portfolio matures within six to eighteen months and therefore reprices fairly quickly; this is consistent with the portfolio over the past several years.  Older certificates of deposit that renewed or were replaced with new deposits generally resulted in the Company paying a lower rate of interest due to market interest rate decreases during the latter portion of 2019 and through the first half of 2020.  In the nine months ended September 30, 2020, the decrease in average balances of time deposits was a result of decreases in both retail customer time deposits obtained through on-line channels and decreases in brokered deposits, primarily those added through the CDARS program purchased funds.

Interest Expense – FHLBank Advances, Short-term Borrowings and Repurchase Agreements, Subordinated Debentures Issued to Capital Trusts and Subordinated Notes

FHLBank advances were not utilized during the three and nine months ended September 30, 2020 and 2019.  Overnight borrowings from the FHLBank were utilized during the three and nine months ended September 30, 2019 and are included in short-term borrowings.

Interest expense on short-term borrowings and repurchase agreements decreased $766,000 due to a decrease in average rates from 1.54% in the three months ended September 30, 2019 to 0.02% in the three months ended September 30, 2020.  The decrease was due to a decrease in market interest rates during the period and the lower interest rate charged on overnight FHLBank borrowings.  Interest expense on short-term borrowings and repurchase agreements also decreased $349,000 due to a decrease in average balances from $289.2 million during the three months ended September 30, 2019 to $159.4 million during the three months ended September 30, 2020, which was primarily due to changes in the Company’s funding needs and the mix of funding, which can fluctuate.  Overnight borrowings from the FHLBank were not utilized during the three months ended September 30, 2020.

Interest expense on short-term borrowings and repurchase agreements decreased $1.6 million due to a decrease in average rates from 1.47% in the nine months ended September 30, 2019 to 0.46% in the nine months ended September 30, 2020.  The decrease was due to a decrease in market interest rates during the period and the lower interest rate charged on overnight FHLBank borrowings.  Interest expense on short-term borrowings and repurchase agreements also decreased $612,000 due to a decrease in average balances from $264.1 million during the nine months ended September 30, 2019 to $195.5 million during the nine months ended September 30, 2020, which was primarily due to changes in the Company’s funding needs and the mix of funding, which can fluctuate.  Overnight borrowings from the FHLBank were utilized much less often during the nine months ended September 30, 2020.

During the three months ended September 30, 2020, compared to the three months ended September 30, 2019, interest expense on subordinated debentures issued to capital trusts decreased $125,000 due to lower average interest rates.  The average interest rate was 3.90% in the three months ended September 30, 2019 compared to 1.98% in the three months ended September 30, 2020.  The subordinated debentures are variable-rate debentures which bear interest at an average rate of three-month LIBOR plus 1.60%, adjusting quarterly, which was 1.85% at September 30, 2020.  There was no change in the average balance of the subordinated debentures between the 2019 and the 2020 periods.

During the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, interest expense on subordinated debentures issued to capital trusts decreased $276,000 due to lower average interest rates.  The average interest rate was 4.08% in the nine months ended September 30, 2019 compared to 2.65% in the nine months ended September 30, 2020.  There was no change in the average balance of the subordinated debentures between the 2019 and the 2020 periods.

In August 2016, the Company issued $75.0 million of 5.25% fixed-to-floating rate subordinated notes due August 15, 2026.  The notes were sold at par, resulting in net proceeds, after underwriting discounts and commissions and other issuance costs, of approximately $73.5 million. In June 2020, the Company issued $75.0 million of 5.50% fixed-to-floating rate subordinated notes due June 15, 2030.  The notes were sold at par, resulting in net proceeds, after underwriting discounts and commissions and other issuance costs, of approximately $73.5 million.  In both cases, these issuance costs are amortized over the expected life of the notes, which is five years from the issuance date, and therefore impact the overall interest expense on the notes. During the three months ended September 30, 2020, compared to the three months ended September 30, 2019, interest expense on subordinated notes increased $1.1 million primarily due to the higher average balances due to the issuance of new notes in the three months ended June 30, 2020.  The increase of $1.3 million in the nine-month period was for the same reason as stated for the three-month period.

Net Interest Income

Net interest income for the three months ended September 30, 2020 decreased $1.7 million to $44.2 million compared to $45.9 million for the three months ended September 30, 2019.  Net interest margin was 3.36% in the three months ended September 30, 2020, compared to 3.95% in the three months ended September 30, 2019, a decrease of 59 basis points, or 14.9%.  In both three month periods, the Company’s net interest income and margin were positively impacted by the increases in expected cash flows from the FDIC-assisted acquired loan pools and the resulting increase to accretable yield, which were previously discussed in Note 7 of the Notes to Consolidated Financial Statements.  The positive impact of these changes in the three months ended September 30, 2020 and 2019 were increases in interest income of $1.2 million and $2.3 million, respectively, and increases in net interest margin of 9 basis points and 20 basis points, respectively.  Excluding the positive impact of the additional yield accretion, in the three months ended September 30, 2020, net interest margin decreased 48 basis points when compared to the year-ago three month period.  The decrease was partially due to lower market interest rates, which caused lower LIBOR interest rates and generally resulted in lower yields on loans and other interest-earning assets. The margin decrease also resulted from an increase in interest-earning assets that were primarily at rates that were much lower than the then-current portfolio rates.  Increases included $311 million in average loan balances ($120 million of which were PPP loans), $191 million in average interest-earning cash equivalents balances and $107 million in average investment securities balances. In addition, the subordinated notes issued in June 2020 reduced net interest income by approximately $1.1 million in the third quarter of 2020.

Net interest income for the nine months ended September 30, 2020 decreased $2.9 million to $132.6 million compared to $135.5 million for the nine months ended September 30, 2019.  Net interest margin was 3.52% in the nine months ended September 30, 2020, compared to 3.99% in the nine months ended September 30, 2019, a decrease of 47 basis points, or 11.8%.  In both nine month periods, the Company’s net interest income and margin were positively impacted by the increases in expected cash flows from the FDIC-assisted acquired loan pools and the resulting increase to accretable yield, which were previously discussed in Note 7 of the Notes to Consolidated Financial Statements.  The positive impact of these changes in the nine months ended September 30, 2020 and 2019 were increases in interest income of $4.6 million and $5.2 million, respectively, and increases in net interest margin of 12 basis points and 15 basis points, respectively.  Excluding the positive impact of the additional yield accretion, in the nine months ended September 30, 2020, net interest margin decreased 44 basis points when compared to the year-ago nine month period.  The decrease was partially due to lower market interest rates, which caused lower LIBOR interest rates and generally resulted in lower yields on loans and other interest-earning assets. The margin decrease also resulted from an increase in average interest-earning assets that were primarily at rates that were much lower than the then-current portfolio rates, as described above.

The Company's overall average interest rate spread decreased 49 basis points, or 13.6%, from 3.61% during the three months ended September 30, 2019 to 3.12% during the three months ended September 30, 2020.  The decrease was due to a 109 basis point decrease in the weighted average yield on interest-earning assets, partially offset by a 60 basis point decrease in the weighted average rate paid on interest-bearing liabilities. In comparing the two periods, the yield on loans decreased 95 basis points, the yield on investment securities decreased 23 basis points and the yield on other interest-earning assets decreased 204 basis points. The rate paid on deposits decreased 66 basis points, the rate paid on short-term borrowings and repurchase agreements decreased 152 basis points, the rate paid on subordinated debentures issued to capital trusts decreased 192 basis points, and the rate paid on subordinated notes increased five basis points.

The Company's overall average interest rate spread decreased 42 basis points, or 11.5%, from 3.66% during the nine months ended September 30, 2019 to 3.24% during the nine months ended September 30, 2020.  The decrease was due to an 81 basis point decrease in the weighted average yield on interest-earning assets, partially offset by a 39 basis point decrease in the weighted average rate paid on interest-bearing liabilities. In comparing the two periods, the yield on loans decreased 67 basis points, the yield on investment securities decreased 18 basis points and the yield on other interest-earning assets decreased 208 basis points. The rate paid on deposits decreased 39 basis points, the rate paid on short-term borrowings and repurchase agreements decreased 101 basis points, the rate paid on subordinated debentures issued to capital trusts decreased 143 basis points, and the rate paid on subordinated notes increased one basis point.

For additional information on net interest income components, refer to the "Average Balances, Interest Rates and Yields" tables in this Quarterly Report on Form 10-Q.

Provision for Loan Losses and Allowance for Loan Losses

In the first quarter of 2020, pursuant to the CARES Act and guidance from the SEC and FASB, we elected to delay adoption of the new accounting standard (CECL) related to accounting for credit losses.  Our financial statements for the three and nine months ended September 30, 2020, are prepared under the existing incurred loss methodology standard for accounting for loan losses.

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

The provision for loan losses for the three months ended September 30, 2020 was $4.5 million compared with $2.0 million for the three months ended September 30, 2019. The provision for loan losses for the nine months ended September 30, 2020 was $14.4 million compared with $5.5 million for the nine months ended September 30, 2019. Total net charge-offs were $63,000 and $798,000 for the three months ended September 30, 2020 and 2019, respectively.  During the three months ended September 30, 2020, a substantial portion of the net charge-offs were in the consumer category. Total net charge-offs were $427,000 and $3.5 million for the nine months ended September 30, 2020 and 2019, respectively. During the nine months ended September 30, 2020, a substantial portion of net charge-offs were in the consumer category. The Company experienced net recoveries in some of the other loan categories.  We have seen and expect to continue to see rapid reductions in the outstanding automobile loan balance as we determined in February 2019 to cease providing indirect lending services to automobile dealerships.  At September 30, 2020, indirect automobile loans totaled approximately $60 million.  We expect this balance will be largely paid off in the next two years. General market conditions and unique circumstances related to specific industries and individual projects contributed to the level of provisions and charge-offs.  Collateral and repayment evaluations of all assets categorized as potential problem loans, non-performing loans or foreclosed assets were completed with corresponding charge-offs or reserve allocations made as appropriate.

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

The Bank’s allowance for loan losses as a percentage of total loans, excluding FDIC-assisted acquired loans, was 1.24% and 1.00% at September 30, 2020 and December 31, 2019, respectively.  Management considers the allowance for loan losses adequate to cover losses inherent in the Bank’s loan portfolio at September 30, 2020, based on recent reviews of the Bank’s loan portfolio and current economic conditions. If economic conditions were to deteriorate further or management’s assessment of the loan portfolio were to change, it is expected that additional loan loss provisions would be required, thereby adversely affecting the Company’s future results of operations and financial condition.

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

Non-performing assets, excluding all FDIC-assisted acquired assets, at September 30, 2020 were $5.5 million, a decrease of $2.7 million from $8.2 million at December 31, 2019.  Non-performing assets, excluding all FDIC-assisted acquired assets, as a percentage of total assets were 0.10% at September 30, 2020 and 0.16% at December 31, 2019.

Compared to December 31, 2019, non-performing loans decreased $682,000 to $3.8 million at September 30, 2020, and foreclosed assets decreased $2.0 million to $1.6 million at September 30, 2020.  Non-performing one- to four-family residential loans comprised $2.2 million, or 56.3%, of the total non-performing loans at September 30, 2020, an increase of $683,000 from December 31, 2019.  Non-performing consumer loans comprised $836,000, or 21.8%, of the total non-performing loans at September 30, 2020, a decrease of $339,000 from December 31, 2019.  Non-performing commercial real estate loans comprised $701,000, or 18.3%, of the total non-performing loans at September 30, 2020, an increase of $69,000 from December 31, 2019. Non-performing commercial business loans comprised $140,000, or 3.6%, of the total non-performing loans at September 30, 2020, a decrease of $1.1 million from December 31, 2019.

Non-performing Loans.  Activity in the non-performing loans category during the nine months ended September 30, 2020 was as follows:

	Beginning Balance, January 1	Additions to Non- Performing	Removed from Non- Performing	Transfers to Potential Problem Loans	Transfers to Foreclosed Assets and Repossessions	Charge- Offs	Payments	Ending Balance, September 30
	(In Thousands)
One- to four-family construction	$—	$—	$—	$—	$—	$—	$—	$—
Subdivision construction	—	—	—	—	—	—	—	—
Land development	—	—	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—	—	—
One- to four-family residential	1,477	1,245	—	(143)	—	—	(419)	2,160
Other residential	—	—	—	—	—	—	—	—
Commercial real estate	632	107	—	—	—	—	(38)	701
Commercial business	1,235	—	—	—	—	—	(1,095)	140
Consumer	1,175	370	—	(85)	(89)	(164)	(371)	836

Total	$4,519	$1,722	$—	$(228)	$(89)	$(164)	$(1,923)	$3,837

At September 30, 2020, the non-performing one- to four-family residential category included 29 loans, 12 of which were added during 2020.  The largest relationship in the category totaled $276,000, or 12.8% of the total category.  The non-performing commercial real estate category included three loans, one of which was added during 2020.  The largest relationship in the category totaled $511,000, or 73.0% of the total category, and is primarily related to a multi-tenant building in Arkansas. The non-performing commercial business category included two loans, neither of which was added during 2020.  The previous largest relationship in this category, which was added during 2018 and totaled $1.0 million, paid off during the three months ended September 30, 2020. The non-performing consumer category included 77 loans, 23 of which were added in 2020, and the majority of which are indirect and used automobile loans.

Potential Problem Loans.  Compared to December 31, 2019, potential problem loans decreased $753,000, or 17.2%, to $3.6 million at September 30, 2020.  This decrease was primarily due to payments of $1.6 million on potential problem loans, $119,000 in loans transferred to non-performing loans, $59,000 in loans transferred to foreclosed assets and repossessions, and $102,000 in loan write-downs, partially offset by $1.1 million in loans added to potential problem loans. Potential problem loans are loans which management has identified through routine internal review procedures as having possible credit problems that may cause the borrowers difficulty in complying with the current repayment terms.  These loans are not reflected in non-performing assets, but are considered in determining the adequacy of the allowance for loan losses.

Due to the deteriorating economic conditions from COVID-19, it is possible that we could experience an increase in potential problem loans in the remainder of 2020.  As noted, we experienced an increased level of loan modifications in late March through June 2020; however loan modifications were much lower at September 30, 2020 compared to June 30, 2020.  In accordance with the CARES Act and guidance from the banking regulatory agencies, we made certain short-term modifications to loan terms to help our customers navigate through the current pandemic situation.  Although loan modifications were made, they did not result in these loans being classified as troubled debt restructurings, potential problem loans or non-performing loans.  If more severe or lengthier negative impacts of the COVID-19 pandemic occur or the effects of the SBA loan programs and other loan and stimulus programs do not enable companies and individuals to completely recover financially, this could result in longer-term modifications, which may be deemed to be troubled debt restructurings, additional potential problem loans and/or additional non-performing loans.  Further actions on our part, including additions to the allowance for loan losses, could result.

Activity in the potential problem loans categories during the nine months ended September 30, 2020, was as follows:

	Beginning Balance, January 1	Additions to Potential Problem	Removed from Potential Problem	Transfers to Non- Performing	Transfers to Foreclosed Assets and Repossessions	Charge- Offs	Payments	Ending Balance, September 30
	(In Thousands)
One- to four-family construction	$—	$—	$—	$—	$—	$—	$—	$—
Subdivision construction	—	24	—	—	—	—	(2)	22
Land development	—	—	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—	—	—
One- to four-family residential	791	143	—	(83)	—	—	(138)	713
Other residential	—	—	—	—	—	—	—	—
Commercial real estate	3,078	559	—	—	—	—	(1,282)	2,355
Commercial business	—	—	—	—	—	—	—	—
Consumer	512	401	—	(36)	(59)	(102)	(178)	538

Total	$4,381	$1,127	$—	$(119)	$(59)	$(102)	$(1,600)	$3,628

At September 30, 2020, the commercial real estate category of potential problem loans included two loans, one of which was added during the three months ended September 30, 2020. The largest relationship in this category (added during 2018), which totaled $1.8 million, or 76.3% of the total category, is collateralized by a mixed use commercial retail building. The other relationship in the category (previously mentioned, added this quarter), which totaled $559,000, or 23.7% of the total category, is collateralized by a restaurant building. Payments were current on both relationships at September 30, 2020. The previous other relationship in this category, which was added during 2019 and totaled $1.1 million, paid off during the quarter ended September 30, 2020. The one- to four-family residential category of potential problem loans included 17 loans. The consumer category of potential problem loans included 58 loans, the majority of which are indirect and used automobile loans.

Other Real Estate Owned and Repossessions.  Of the total $3.0 million of other real estate owned and repossessions at September 30, 2020, $446,000 represents the fair value of foreclosed and repossessed assets related to loans acquired in FDIC-assisted transactions and $940,000 represents properties which were not acquired through foreclosure. The foreclosed and other assets acquired in the FDIC-assisted transactions and the properties not acquired through foreclosure are not included in the following table and discussion of other real estate owned and repossessions.

Activity in other real estate owned and repossessions during the nine months ended September 30, 2020, was as follows:

	Beginning Balance, January 1	Additions	Sales	Capitalized Costs	Write- Downs	Ending Balance, September 30
	(In Thousands)
One- to four-family construction	$—	$—	$—	$—	$—	$—
Subdivision construction	689	—	(455)	126	(10)	350
Land development	1,816	—	(365)	—	(376)	1,075
Commercial construction	—	—	—	—	—	—
One- to four-family residential	601	—	(601)	—	—	—
Other residential	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—
Consumer	545	957	(1,306)	—	—	196

Total	$3,651	$957	$(2,727)	$126	$(386)	$1,621

At September 30, 2020, the land development category of foreclosed assets included two properties, the largest of which was located in the Branson, Mo. area and had a balance of $675,000, or 62.8% of the total category. The other property, which totaled 37.2% of the total category, was located in the Lake of the Ozarks, Mo. area. A portion of a land development property located in the Branson, Mo. area was sold during the three months ending March 31, 2020 for $315,000, which resulted in a write-down of $143,000.  The subdivision construction category of foreclosed assets included one property located in the Branson, Mo. area and had a balance of $350,000. One property in the Branson, Mo. area was sold during the three months ended March 31, 2020, which reduced the foreclosed assets balance by $69,000 and another property in the Branson, Mo. area was sold during the three months ended June 30, 2020, which reduced the foreclosed assets balance by $260,000.  Both one- to four-family residential properties of foreclosed assets sold in 2020. One sold during the three months ended March 31, 2020 for $380,000, resulting in a gain of $70,000 and the other sold during the three months ended September 30, 2020 for $419,000, resulting in a gain of $128,000.  The amount of additions and sales in the consumer category are due to the volume of repossessions of automobiles, which generally are subject to a shorter repossession process.  The Company experienced increased levels of delinquencies and repossessions in indirect and used automobile loans throughout 2016 and 2017.  The level of delinquencies and repossessions in indirect and used automobile loans generally decreased in 2018 through 2020.

Loans Classified “Watch”

The Company reviews the credit quality of its loan portfolio using an internal grading system that classifies loans as “Satisfactory,” “Watch,” “Special Mention,” “Substandard” and “Doubtful.” Loans classified as “Watch” are being monitored because of indications of potential weaknesses or deficiencies that may require future classification as special mention or substandard. In the nine months ended September 30, 2020, loans classified as “Watch” increased $27.0 million, from $37.4 million at December 31, 2019 to $64.4 million at September 30, 2020. This increase was primarily due to the addition of two unrelated loan relationships involving five total loans. One relationship totaled $15.5 million and was collateralized by a shopping center project. The other relationship totaled $10.9 million and was collateralized by multiple indoor recreational facilities. See Note 6 for further discussion of the Company’s loan grading system.

Non-interest Income

For the three months ended September 30, 2020, non-interest income increased $811,000 to $9.5 million when compared to the three months ended September 30, 2019, primarily as a result of the following items:

Net gains on loan sales:  Net gains on loan sales increased $1.9 million compared to the prior year period.  The increase was due to an increase in originations of fixed-rate loans during the 2020 period compared to the 2019 period. Approximately 59.0% of the one- to- four-family residential loan originations in the three months ended September 30, 2020 were refinanced loans. Fixed rate single-family mortgage loans originated are generally subsequently sold in the secondary market.

Service charges, debit card and ATM fees:  Service charges, debit card and ATM fees decreased $927,000 compared to the prior year period.  This decrease was primarily due to a decrease in overdraft and insufficient funds fees on customer accounts. This was due to both a reduction in usage by customers and a decision near the end of the first quarter of 2020 to waive (through August 31, 2020) certain fees for customers in response to the COVID-19 pandemic. The effects of that decision were felt during the second and third quarters of 2020. In addition, the Company recorded less in debit card and ATM fees due to a reduction in debit card and ATM usage between the periods. We also saw a temporary decrease during the three months ended September 30, 2020, in our interchange income due to an adjustment by a vendor in one of their pricing models.  Though a resolution was found and the income reestablished, negotiations continue to solidify longer term interchange stability.

Other income:  Other income decreased $442,000 compared to the prior year period. In the 2019 period, the Company recognized approximately $510,000 in income related to origination of interest rate swaps in the Company’s back-to-back swap program with loan customers and swap counterparties.

For the nine months ended September 30, 2020, non-interest income increased $1.8 million to $25.1 million when compared to the nine months ended September 30, 2019, primarily as a result of the following items:

Net gains on loan sales:  Net gains on loan sales increased $3.7 million compared to the prior year period.  The increase was due to an increase in originations of fixed-rate loans during the 2020 period compared to the 2019 period. Approximately 61.2% of the one- to- four-family residential loan originations in the nine months ended September 30, 2020 were refinanced loans.  As noted above, fixed rate single-family mortgage loans originated are generally subsequently sold in the secondary market.

Other income:  Other income increased $452,000 compared to the prior year period. In the 2020 period, the Company recognized approximately $658,000 of additional fee income related to newly-originated interest rate swaps in the Company’s back-to-back swap program with loan customers and swap counterparties when compared to the 2019 period. The Company also recognized approximately $541,000 in income related to the exit of certain tax credit partnerships during the nine months ended September 30, 2020. In the 2019 period, the Company recognized gains totaling $677,000 from the sale of, or recovery of, receivables and assets that were acquired several years prior in FDIC-assisted transactions, with no similar sales or recoveries in the current period.

Service charges, debit card and ATM fees:  Service charges, debit card and ATM fees decreased $2.3 million compared to the prior year period. This decrease was primarily due to a decrease in overdraft and insufficient funds fees on customer accounts. As noted above, a decision to waive (through August 31, 2020) certain fees for customers was made in response to the COVID-19 pandemic. In addition, the Company recorded less in debit card and ATM fees due to a reduction in debit card and ATM usage between the periods. Also, during the first quarter of 2020, $200,000 in additional expenses were netted against ATM fee income due to the conversion to a new debit card processing system. We also saw a temporary decrease during the three months ended September 30, 2020, in our interchange income due to an adjustment by a vendor in one of their pricing models.  Though a resolution was found and the income reestablished, negotiations continue to solidify longer term interchange stability.

Gain (loss) on derivative interest rate products:  The net loss on derivative interest rate products increased $255,000 compared to the net loss in the prior year period. In the 2020 period, the Company recognized a $424,000 decrease in the net fair value related to interest rate swaps in the Company’s back-to-back swap program with loan customers and swap counterparties compared to a $169,000 decrease in the 2019 period. As market interest rates fall this generally decreases the net fair value of these back-to-back swaps. This is a non-cash item as there was no required settlement of this amount between the Company and its swap counterparties.

Non-interest Expense

For the three months ended September 30, 2020, non-interest expense increased $3.3 million to $32.0 million when compared to the three months ended September 30, 2019, primarily as a result of the following items:

Salaries and employee benefits:  Salaries and employee benefits increased $2.9 million from the prior year period.  The increase was partially due to annual employee compensation merit increases and increased incentives in the mortgage division, where we have added staff and variable compensation increased due to significant increases in new mortgage loan originations, much of which is sold in the secondary market as noted above. Additionally, in August 2020, the Company paid a special cash bonus to all employees totaling $1.1 million in response to the ongoing impacts of the COVID-19 pandemic.

Net occupancy expense:  Net occupancy expense increased $534,000 compared to the prior year period.  This was primarily related to increased depreciation on new ATM/ITMs and ATM operating software upgrades implemented during the fourth quarter of 2019. Also included in net occupancy expense for the 2020 quarter are COVID-19-related expenses for various items such as cleaning services, equipment, costs of remote work sites and other items.

Insurance:  Insurance expense increased $414,000 compared to the prior year period. This increase was primarily due to an increase in FDIC deposit insurance premiums. In the 2019 period, the Bank had a credit with the FDIC for a portion of premiums previously paid to the deposit insurance fund. The deposit insurance fund balance was sufficient to cause no premium to be due for the three months ended September 30, 2019.

Expense on other real estate owned and repossessions: Expense on other real estate owned and repossessions decreased $404,000 compared to the prior year period primarily due to sales of other assets and higher expenses related to certain foreclosed assets during the prior year period. During the 2019 period, expenses related to certain foreclosed assets totaled approximately $572,000, while expenses in the 2020 period totaled approximately $278,000.

For the nine months ended September 30, 2020, non-interest expense increased $6.5 million to $92.2 million when compared to the nine months ended September 30, 2019, primarily as a result of the following items:

Salaries and employee benefits:  Salaries and employee benefits increased $6.8 million in the nine months ended September 30, 2020 compared to the prior year period. The increase was partially due to annual employee compensation merit increases and increased incentives in lending, including mortgage lending activities as noted above, and operations areas. Additionally, in March 2020, the Company approved a special cash bonus to all employees totaling $1.1 million in response to the COVID-19 pandemic. In August 2020, the Company paid a second special cash bonus to all employees totaling $1.1 million in response to the pandemic.

Net occupancy expense:  Net occupancy expense increased $1.2 million in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.  This was primarily related to increased depreciation on new ATM/ITMs and ATM operating software upgrades implemented during the fourth quarter of 2019. Also included in net occupancy expense for the 2020 period are COVID-19-related expenses for various items such as cleaning services, equipment, costs to set up and operate remote work sites and other items.

Advertising:  Advertising expense decreased $348,000 compared to the prior year period. This decrease was primarily due to activities related to sponsorship agreements being halted as a result of the COVID-19 pandemic.

Expense on other real estate owned and repossessions:  Expense on other real estate owned and repossessions decreased $696,000 compared to the prior year period primarily due to sales of other assets and higher valuation write-downs of certain foreclosed assets during the prior year period. During the 2019 period, valuation write-downs of certain foreclosed assets totaled approximately $724,000, while valuation write-downs in the 2020 period totaled approximately $481,000.

The Company’s efficiency ratio for the three months ended September 30, 2020, was 59.64% compared to 52.63% for the same period in 2019.  The efficiency ratio for the nine months ended September 30, 2020, was 58.45% compared to 53.94% for the same period in 2019.  The higher efficiency ratio in the 2020 three and nine month periods were primarily due to an increase in non-interest expense, along with a small decrease in total revenue. Despite this increase in non-interest expense, the Company’s ratio of non-interest expense to average assets was 2.34% and 2.33% for the three and nine months ended September 30, 2020, respectively, compared to 2.34% and 2.37% for the three and nine months ended September 30, 2019, respectively.  The decrease in the current nine month ratio was primarily due to an increase in average assets in the 2020 period compared to the 2019 period, generally offset by the increase in non-interest expense.  Average assets for the three months ended September 30, 2020, increased $552.9 million, or 11.3%, from the three months ended September 30, 2019, primarily due to increases in loans receivable, investment securities and interest bearing cash balances at the Federal Reserve Bank.  Average assets for the nine months ended September 30, 2020, increased $457.9 million, or 9.5%, from the nine months ended September 30, 2019, primarily due to increases in loans receivable, investment securities and interest bearing cash balances at the Federal Reserve Bank.

Provision for Income Taxes

For the three months ended September 30, 2020 and 2019, the Company's effective tax rate was 21.5% and 17.5%, respectively.  For the nine months ended September 30, 2020 and 2019, the Company's effective tax rate was 18.8% and 17.6%, respectively.  Except for the three months ended September 30, 2020, these effective rates were lower than the statutory federal tax rate of 21%, due primarily to the utilization of certain investment tax credits and to tax-exempt investments and tax-exempt loans, which reduced the Company’s effective tax rate.  The Company’s effective tax rate may fluctuate in future periods as it is impacted by the level and timing of the Company’s utilization of tax credits and the level of tax-exempt investments and loans and the overall level of pre-tax income.  The Company's effective income tax rate is currently generally expected to remain below the statutory rate due primarily to the factors noted above. In 2020, the Company’s state income tax expenses have been higher than normal in various states due to the recognition of income for tax purposes related to the gain recognized on the termination of the interest rate swap. State tax expense estimates have evolved throughout the year as taxable income and apportionment between states has been analyzed. The Company currently expects its effective tax rate (combined federal and state) to be approximately 18.5% to 19.5% for the full year of 2020 and 17.5% to 18.5% in future years.

Average Balances, Interest Rates and Yields

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. Average balances of loans receivable include the average balances of non-accrual loans for each period. Interest income on loans includes interest received on non-accrual loans on a cash basis.  Interest income on loans includes the amortization of net loan fees which were deferred in accordance with accounting standards.  Net fees included in interest income were $1.7 million and $1.0 million for the three months ended September 30, 2020 and 2019, respectively.  Net fees included in interest income were $4.4 million and $3.1 million for the nine months ended September 30, 2020 and 2019, respectively.  Tax-exempt income was not calculated on a tax equivalent basis. The table does not reflect any effect of income taxes.

	September 30, 2020(2)	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019
	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable:
One- to four-family residential	3.72%	$680,452	$7,379	4.31%	$542,892	$7,153	5.23%
Other residential	4.22	989,574	11,301	4.54	814,326	11,074	5.40
Commercial real estate	4.17	1,545,358	16,850	4.34	1,471,431	19,236	5.19
Construction	4.28	649,985	7,450	4.56	730,027	10,814	5.88
Commercial business	3.70	356,505	3,663	4.09	253,225	3,316	5.20
Other loans	5.24	270,136	3,645	5.37	369,704	5,423	5.82
Industrial revenue bonds(1)	4.45	15,345	188	4.87	14,770	210	5.64

Total loans receivable	4.28	4,507,355	50,476	4.46	4,196,375	57,226	5.41

Investment securities(1)	2.99	449,383	3,060	2.71	342,277	2,534	2.94
Other interest-earning assets	0.24	270,509	63	0.09	79,344	427	2.13

Total interest-earning assets	3.96	5,227,247	53,599	4.08	4,617,996	60,187	5.17
Non-interest-earning assets:
Cash and cash equivalents		92,244			93,293
Other non-earning assets		147,084			202,361
Total assets		$5,466,575			$4,913,650

Interest-bearing liabilities:
Interest-bearing demand and savings	0.29	$1,962,023	1,650	0.33	$1,501,697	2,030	0.54
Time deposits	1.19	1,602,981	5,444	1.35	1,728,620	9,762	2.24
Total deposits	0.67	3,565,004	7,094	0.79	3,230,317	11,792	1.45
Short-term borrowings, repurchase agreements and other interest-bearing liabilities	0.02	159,373	8	0.02	289,222	1,123	1.54
Subordinated debentures issued to capital trusts	1.85	25,774	128	1.98	25,774	253	3.90
Subordinated notes	5.85	148,113	2,201	5.91	74,119	1,095	5.86

Total interest-bearing liabilities	0.85	3,898,264	9,431	0.96	3,619,432	14,263	1.56
Non-interest-bearing liabilities:
Demand deposits		888,568			670,158
Other liabilities		45,123			37,754
Total liabilities		4,831,955			4,327,344
Stockholders’ equity		634,620			586,306
Total liabilities and stockholders’ equity		$5,466,575			$4,913,650

Net interest income:
Interest rate spread	3.11%		$44,168	3.12%		$45,924	3.61%
Net interest margin*				3.36%			3.95%
Average interest-earning assets to average interest- bearing liabilities		134.1%			127.6%

*	Defined as the Company’s net interest income divided by total average interest-earning assets.
(1)

Of the total average balances of investment securities, average tax-exempt investment securities were $67.8 million and $39.6 million for the three months ended September 30, 2020 and 2019, respectively. In addition, average tax-exempt loans and industrial revenue bonds were $19.8 million and $20.5 million for the three months ended September 30, 2020 and 2019, respectively. Interest income on tax-exempt assets included in this table was $570,000 and $660,000 for the three months ended September 30, 2020 and 2019, respectively. Interest income net of disallowed interest expense related to tax-exempt assets was $537,000 and $601,000 for the three months ended September 30, 2020 and 2019, respectively.

(2)

The yield on loans at September 30, 2020 does not include the impact of the accretable yield (income) on loans acquired in the FDIC-assisted transactions.  See “Net Interest Income” for a discussion of the effect on results of operations for the three months ended September 30, 2020.

	September 30, 2020(2)	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable:
One- to four-family residential	3.72%	$645,662	$21,949	4.54%	$518,758	$20,097	5.18%
Other residential	4.22	917,778	32,997	4.80	815,008	33,334	5.47
Commercial real estate	4.17	1,522,825	52,820	4.63	1,424,595	55,235	5.18
Construction	4.28	665,567	24,785	4.97	704,074	31,573	6.00
Commercial business	3.70	318,657	10,215	4.28	259,021	10,066	5.20
Other loans	5.24	293,582	12,068	5.49	403,176	16,576	5.50
Industrial revenue bonds(1)	4.45	15,453	619	5.35	14,970	671	5.99

Total loans receivable	4.28	4,379,524	155,453	4.74	4,139,602	167,552	5.41

Investment securities(1)	2.99	422,696	9,226	2.92	310,227	7,201	3.10
Other interest-earning assets	0.24	227,506	405	0.24	87,193	1,514	2.32

Total interest-earning assets	3.96	5,029,726	165,084	4.38	4,537,022	176,267	5.19
Non-interest-earning assets:
Cash and cash equivalents		93,493			92,208
Other non-earning assets		155,233			191,296
Total assets		$5,278,452			$4,820,526

Interest-bearing liabilities:
Interest-bearing demand and savings	0.29	$1,792,492	5,629	0.42	$1,491,255	5,723	0.51
Time deposits	1.19	1,701,383	21,083	1.66	1,711,692	28,121	2.20
Total deposits	0.67	3,493,875	26,712	1.02	3,202,947	33,844	1.41
Short-term borrowings, repurchase agreements and other interest- bearing liabilities	0.02	195,459	667	0.46	264,111	2,904	1.47
Subordinated debentures issued to capital trusts	1.85	25,774	511	2.65	25,774	787	4.08
Subordinated notes	5.85	104,256	4,633	5.94	74,012	3,283	5.93

Total interest-bearing liabilities	0.85	3,819,364	32,523	1.14	3,566,844	40,818	1.53
Non-interest-bearing liabilities:
Demand deposits		799,594			661,446
Other liabilities		39,983			32,620
Total liabilities		4,658,941			4,260,910
Stockholders’ equity		619,511			559,616
Total liabilities and stockholders’ equity		$5,278,452			$4,820,526

Net interest income:
Interest rate spread	3.11%		$132,561	3.24%		$135,449	3.66%
Net interest margin*				3.52%			3.99%
Average interest-earning assets to average interest-bearing liabilities		131.7%			127.2%

*	Defined as the Company’s net interest income divided by total average interest-earning assets.
(1)

Of the total average balances of investment securities, average tax-exempt investment securities were $54.8 million and $43.6 million for the nine months ended September 30, 2020 and 2019, respectively. In addition, average tax-exempt loans and industrial revenue bonds were $20.4 million and $21.1 million for the nine months ended September, 2020 and 2019, respectively. Interest income on tax-exempt assets included in this table was $1.6 million and $1.9 million for the nine months ended September 30, 2020 and 2019, respectively. Interest income net of disallowed interest expense related to tax-exempt assets was $1.5 million and $1.7 million for the nine months ended September 30, 2020 and 2019, respectively.

(2)

The yield on loans at September 30, 2020 does not include the impact of the accretable yield (income) on loans acquired in the FDIC-assisted transactions.  See “Net Interest Income” for a discussion of the effect on results of operations for the nine months ended September 30, 2020.

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

	Three Months Ended September 30,
	2020 vs. 2019
	Increase (Decrease)		Total
	Due to		Increase
	Rate	Volume	(Decrease)
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable	$(10,712)	$3,962	$(6,750)
Investment securities	(210)	736	526
Other interest-earning assets	(685)	321	(364)
Total interest-earning assets	(11,607)	5,019	(6,588)
Interest-bearing liabilities:
Demand deposits	(893)	513	(380)
Time deposits	(3,650)	(668)	(4,318)
Total deposits	(4,543)	(155)	(4,698)
Short-term borrowings	(766)	(349)	(1,115)
Subordinated debentures issued to capital trust	(125)	—	(125)
Subordinated notes	9	1,097	1,106
Total interest-bearing liabilities	(5,425)	593	(4,832)
Net interest income	$(6,182)	$4,426	$(1,756)

	Nine Months Ended September 30,
	2020 vs. 2019
	Increase (Decrease)		Total
	Due to		Increase
	Rate	Volume	(Decrease)
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable	$(21,484)	$9,385	$(12,099)
Investment securities	(459)	2,484	2,025
Other interest-earning assets	(2,143)	1,034	(1,109)
Total interest-earning assets	(24,086)	12,903	(11,183)
Interest-bearing liabilities:
Demand deposits	(1,143)	1,049	(94)
Time deposits	(6,870)	(168)	(7,038)
Total deposits	(8,013)	881	(7,132)
Short-term borrowings	(1,625)	(612)	(2,237)
Subordinated debentures issued to capital trust	(276)	—	(276)
Subordinated notes	3	1,347	1,350
Total interest-bearing liabilities	(9,911)	1,616	(8,295)
Net interest income	$(14,175)	$11,287	$(2,888)

Liquidity

Liquidity is a measure of the Company's ability to generate sufficient cash to meet present and future financial obligations in a timely manner through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. These obligations include the credit needs of customers, funding deposit withdrawals, and the day-to-day operations of the Company. Liquid assets include cash, interest-bearing deposits with financial institutions and certain investment securities and loans. As a result of the Company’s management of the ability to generate liquidity primarily through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors' requirements and meet its borrowers’ credit needs. At September 30, 2020, the Company had commitments of approximately $145.3 million to fund loan originations, $1.09 billion of unused lines of credit and unadvanced loans, and $17.9 million of outstanding letters of credit.

Loan commitments and the unfunded portion of loans at the dates indicated were as follows (in thousands):

	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	December 31, 2018	December 31, 2017
Closed non-construction loans with unused available lines
Secured by real estate (one- to four-family)	$160,409	$158,687	$156,381	$155,831	$150,948	$133,587
Secured by real estate (not one- to four-family)	19,295	16,124	16,832	19,512	11,063	10,836
Not secured by real estate - commercial business	114,519	105,071	79,117	83,782	87,480	113,317

Closed construction loans with unused available lines
Secured by real estate (one-to four-family)	33,359	37,789	50,101	48,213	37,162	20,919
Secured by real estate (not one-to four-family)	714,566	753,589	809,436	798,810	906,006	718,277

Loan Commitments not closed
Secured by real estate (one-to four-family)	94,203	112,769	141,432	69,295	24,253	23,340
Secured by real estate (not one-to four-family)	50,264	73,103	95,652	92,434	104,871	156,658
Not secured by real estate - commercial business	800	800	—	—	405	4,870

	$1,187,415	$1,257,932	$1,348,951	$1,267,877	$1,322,188	$1,181,804

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

At September 30, 2020, the Company had these available secured lines and on-balance sheet liquidity:

Federal Home Loan Bank line	$ 1,133.7 million
Federal Reserve Bank line	$ 431.5 million
Cash and cash equivalents	$ 338.3 million
Unpledged securities	$ 223.1 million

Statements of Cash Flows. During both the nine months ended September 30, 2020 and 2019, the Company had positive cash flows from operating activities, negative cash flows from investing activities and positive cash flows from financing activities.

Cash flows from operating activities for the periods covered by the Statements of Cash Flows have been primarily related to changes in accrued and deferred assets, credits and other liabilities, the provision for loan losses, depreciation and amortization, realized gains on sales of loans and the amortization of deferred loan origination fees and discounts (premiums) on loans and investments, all of which are non-cash or non-operating adjustments to operating cash flows. Net income adjusted for non-cash and non-operating items and the origination and sale of loans held for sale were the primary source of cash flows from operating activities. Operating activities provided cash flows of $35.8 million and $64.2 million during the nine months ended September 30, 2020 and 2019, respectively.

During the nine months ended September 30, 2020, investing activities used cash of $278.9 million, primarily due to the net origination of loans, the purchase of investment securities and the purchase of equipment, partially offset by cash proceeds from the termination of interest rate derivatives, the sale of other real estate owned and payments received on investment securities. Investing activities in the 2019 period used cash of $264.5 million, primarily due to the purchase of loans and the net origination of loans, the purchase of investment securities and the purchase of equipment, partially offset by the sale of other real estate owned, the sale of investment securities and payments received on investment securities.

Changes in cash flows from financing activities during the periods covered by the Statements of Cash Flows are due to changes in deposits after interest credited, changes in FHLBank advances and changes in short-term borrowings, as well as advances from borrowers for taxes and insurance, dividend payments to stockholders, purchases of the Company’s common stock and the exercise of common stock options.  Financing activities provided cash of $361.2 million and $188.5 million during the nine months ended September 30, 2020 and 2019, respectively.  In the 2020 nine-month period, financing activities provided cash primarily as a result of net increases in checking account balances, partially offset by decreases in short-term borrowings, decreases in time deposits, dividends paid to stockholders and the purchase of the Company’s common stock. Also in the 2020 period, cash was provided by the issuance of subordinated notes. In the 2019 nine-month period, financing activities provided cash primarily as a result of net increases in checking account balances and certificates of deposit, partially offset by decreases in short-term borrowings and dividends paid to stockholders.

Capital Resources

Management continuously reviews the capital position of the Company and the Bank to ensure compliance with minimum regulatory requirements, as well as to explore ways to increase capital either by retained earnings or other means.

At September 30, 2020, the Company's total stockholders' equity and common stockholders’ equity were each $624.6 million, or 11.5% of total assets, equivalent to a book value of $45.00 per common share. As of December 31, 2019, total stockholders’ equity and common stockholders’ equity were each $603.1 million, or 12.0% of total assets, equivalent to a book value of $42.29 per common share.  At September 30, 2020, the Company’s tangible common equity to tangible assets ratio was 11.4%, compared to 11.9% at December 31, 2019 (See Non-GAAP Financial Measures below).

Included in stockholders’ equity at September 30, 2020 and December 31, 2019, were unrealized gains (net of taxes) on the Company’s available-for-sale investment securities totaling $24.1 million and $9.0 million, respectively.  This increase in unrealized gains primarily resulted from lower market interest rates, which increased the fair value of the investment securities.

Also included in stockholders’ equity at September 30, 2020, were realized gains (net of taxes) on the Company’s cash flow hedge (interest rate swap), which was terminated in March 2020, totaling $31.5 million.  This amount, plus associated deferred taxes, is expected to be accreted to interest income over the remaining term of the original interest rate swap contract, which was to end in October 2025.  At September 30, 2020, the remaining pre-tax amount to be recorded in interest income was $40.8 million.  The net effect on total stockholders’ equity over time will be no impact as the reduction of this realized gain will be offset by an increase in retained earnings (as the interest income flows through pre-tax income).

Banks are required to maintain minimum risk-based capital ratios. These ratios compare capital, as defined by the risk-based regulations, to assets adjusted for their relative risk as defined by the regulations. Under current guidelines banks must have a minimum common equity Tier 1 capital ratio of 4.50%, a minimum Tier 1 risk-based capital ratio of 6.00%, a minimum total risk-based capital ratio of 8.00%, and a minimum Tier 1 leverage ratio of 4.00%. To be considered "well capitalized," banks must have a minimum common equity Tier 1 capital ratio of

6.50%, a minimum Tier 1 risk-based capital ratio of 8.00%, a minimum total risk-based capital ratio of 10.00%, and a minimum Tier 1 leverage ratio of 5.00%. On September 30, 2020, the Bank's common equity Tier 1 capital ratio was 13.3%, its Tier 1 capital ratio was 13.3%, its total capital ratio was 14.4% and its Tier 1 leverage ratio was 11.5%. As a result, as of September 30, 2020, the Bank was well capitalized, with capital ratios in excess of those required to qualify as such.  On December 31, 2019, the Bank's common equity Tier 1 capital ratio was 13.1%, its Tier 1 capital ratio was 13.1%, its total capital ratio was 14.0% and its Tier 1 leverage ratio was 12.3%. As a result, as of December 31, 2019, the Bank was well capitalized, with capital ratios in excess of those required to qualify as such.

The FRB has established capital regulations for bank holding companies that generally parallel the capital regulations for banks. On September 30, 2020, the Company's common equity Tier 1 capital ratio was 11.9%, its Tier 1 capital ratio was 12.4%, its total capital ratio was 16.7% and its Tier 1 leverage ratio was 10.7%. To be considered well capitalized, a bank holding company must have a Tier 1 risk-based capital ratio of at least 6.00% and a total risk-based capital ratio of at least 10.00%.  As of September 30, 2020, the Company was considered well capitalized, with capital ratios in excess of those required to qualify as such.  On December 31, 2019, the Company's common equity Tier 1 capital ratio was 12.0%, its Tier 1 capital ratio was 12.5%, its total capital ratio was 15.0% and its Tier 1 leverage ratio was 11.8%.  As of December 31, 2019, the Company was considered well capitalized, with capital ratios in excess of those required to qualify as such.

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

Dividends. During the three months ended September 30, 2020, the Company declared a common stock cash dividend of $0.34 per share, or 35% of net income per diluted common share for that three month period, and paid a common stock cash dividend of $0.34 per share (which was declared in June 2020).  During the three months ended September 30, 2019, the Company declared a common stock cash dividend of $0.34 per share, or 25% of net income per diluted common share for that three month period, and paid a common stock cash dividend of $0.32 per share (which was declared in June 2019). During the nine months ended September 30, 2020, the Company declared common stock cash dividends of $2.02 per share, or 69% of net income per diluted common share for that nine month period, and paid common stock cash dividends of $2.02 per share ($0.34 of which was declared in December 2019). The total dividends declared during the nine months ended September 30, 2020, consisted of regular cash dividends of $1.02 per share and a special cash dividend of $1.00 per share.  During the nine months ended September 30, 2019, the Company declared common stock cash dividends of $1.73 per share, or 44% of net income per diluted common share for that nine month period, and paid common stock cash dividends of $1.71 per share. The total dividends declared during the nine months ended September 30, 2019, consisted of regular cash dividends of $0.98 per share and a special cash dividend of $0.75 per share. The Board of Directors meets regularly to consider the level and the timing of dividend payments.  The $0.34 per share dividend declared but unpaid as of September 30, 2020, was paid to stockholders on October 13, 2020.

Common Stock Repurchases and Issuances. The Company has been in various buy-back programs since May 1990. During the three months ended September 30, 2020, the Company issued 2,550 shares of stock at an average price of $26.53 per share to cover stock option exercises and repurchased 206,400 shares of its common stock at an average price of $37.39 per share. During the three months ended September 30, 2019, the Company issued 12,438 shares of stock at an average price of $34.28 per share to cover stock option exercises and did not repurchase any shares of its common stock. During the nine months ended September 30, 2020, the Company issued 9,625 shares of stock at an average price of $33.76 per share to cover stock option exercises and repurchased 390,107 shares of its common stock at an average price of $40.67 per share.  During the nine months ended September 30, 2019, the Company issued 78,896 shares of stock at an average price of $29.89 per share to cover stock option exercises and repurchased 16,040 shares of its common stock at an average price of $52.93 per share.

On April 18, 2018, the Company's Board of Directors authorized management to repurchase up to 500,000 shares of the Company's outstanding common stock, under a program of open market purchases or privately negotiated transactions. The program does not have an expiration date.  Management has historically utilized stock buy-back programs from time to time as long as management believed that repurchasing the stock would contribute to the overall growth of shareholder value. The number of shares of stock that will be repurchased at any particular time and the prices that will be paid are subject to many factors, several of which are outside of the control of the Company. The primary factors, however, are the number of shares available in the market from sellers at any given time, the price of the stock within the market as determined by the market and the projected impact on the Company’s earnings per share and capital. As of September 30, 2020, there were 76,311 shares still available to be repurchased under the program.

On October 21, 2020, the Company’s Board of Directors authorized management to repurchase up to one million additional shares of the Company’s common stock under a program of open market purchases or privately negotiated transactions. The program does not have an expiration date, and will take effect after the Company completes the repurchase of the shares remaining under the 2018 stock repurchase program.

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

Non-GAAP Reconciliation:  Ratio of Tangible Common Equity to Tangible Assets

	September 30,	December 31,
	2020	2019
	(Dollars in Thousands)

Common equity at period end	$624,643	$603,066
Less: Intangible assets at period end	7,232	8,098
Tangible common equity at period end (a)	$617,411	$594,968

Total assets at period end	$5,443,010	$5,015,072
Less: Intangible assets at period end	7,232	8,098
Tangible assets at period end (b)	$5,435,778	$5,006,974

Tangible common equity to tangible assets (a) / (b)	11.36%	11.88%

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

The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained despite fluctuations in prevailing interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time. The difference, or the interest rate repricing "gap," provides an indication of the extent to which an institution's interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities repricing during the same period, and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets during the same period. Generally, during a period of rising interest rates, a negative gap within shorter repricing periods would adversely affect net interest income, while a positive gap within shorter repricing periods would result in an increase in net interest income. During a period of falling interest rates, the opposite would be true. As of September 30, 2020, Great Southern's interest rate risk models indicate that, generally, rising interest rates are expected to have a positive impact on the Company's net interest income, while declining interest rates are expected to have a negative impact on net interest income. We model various interest rate scenarios for rising and falling rates, including both parallel and non-parallel shifts in rates. The results of our modeling indicate that net interest income is not likely to be significantly affected either positively or negatively in the first twelve months following a rate change, regardless of any changes in interest rates, because our portfolios are relatively well matched in a twelve-month horizon. In a situation where market interest rates decrease significantly in a short period of time, as they did in March 2020, our net interest margin decrease may be more pronounced in the very near term (first one to three months), due to fairly rapid decreases in LIBOR interest rates. In the subsequent months we expect that the net interest margin would stabilize and begin to improve, as renewal interest rates on maturing time deposits are expected to decrease compared to the current rates paid on those products. Subsequent to September 30, 2020, cumulative time deposit maturities are as follows: within three months --$384 million; within six months -- $712 million; and within twelve months -- $1.2 billion. At September 30, 2020, the weighted average interest rates on these various cumulative maturities were 1.22%, 1.24% and 1.14%, respectively.

The current level and shape of the interest rate yield curve poses challenges for interest rate risk management. Prior to its increase of 0.25% on December 16, 2015, the FRB had last changed interest rates on December 16, 2008. This was the first rate increase since September 29, 2006.  The FRB also implemented rate change increases of 0.25% on eight additional occasions beginning December 14, 2016 and through December 31, 2018, with the Federal Funds rate reaching as high as 2.50%.  After December 2018, the FRB paused its rate increases and, in July, September and

October 2019, implemented rate decreases of 0.25% on each of those occasions. At December 31, 2019, the Federal Funds rate stood at 1.75%.  In response to the COVID-19 pandemic in the first quarter of 2020, the FRB decreased interest rates on two occasions in March 2020, a 0.50% decrease on March 3rd and a 1.00% decrease on March 16th. At September 30, 2020, the Federal Funds rate stood at 0.25%.  A substantial portion of Great Southern’s loan portfolio ($2.10 billion at September 30, 2020) is tied to the one-month or three-month LIBOR index and will be subject to adjustment at least once within 90 days after September 30, 2020.  Of these loans, $2.08 billion had interest rate floors.  Great Southern also has a portfolio of loans ($256 million at September 30, 2020) tied to a "prime rate" of interest and will adjust immediately with changes to the “prime rate” of interest.  During the latter half of 2019 and the nine months ended September 30, 2020, we experienced some compression of our net interest margin percentage due to 2.25% of Federal Fund rate cuts over that time period.  Margin compression primarily resulted from generally slower changing average interest rates on deposits and borrowings and lower yields on loans and other interest-earning assets.  LIBOR interest rates decreased further in April and May of 2020, putting pressure on loan yields during the three months ended June 30, 2020 and September 30, 2020, and strong pricing competition for loans and deposits remains in most of our markets.

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

ITEM 4. CONTROLS AND PROCEDURES

We maintain a system of disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) that is designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate. An evaluation of our disclosure controls and procedures was carried out as of September 30, 2020, under the supervision and with the participation of our principal executive officer, principal financial officer and several other members of our senior management. Our principal executive officer and principal financial officer concluded that, as of September 30, 2020, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including the principal executive officer and principal financial officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There were no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) under the Act) that occurred during the quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2019, as updated by the risk factor set forth in Part II, Item 1A of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 18, 2018, the Company's Board of Directors authorized management to repurchase up to 500,000 shares of the Company's outstanding common stock, under a program of open market purchases or privately negotiated transactions. This program does not have an expiration date.  The authorization of this program terminated the previous repurchase program, which was approved in November 2006 with an authorization to repurchase up to 700,000 shares of the Company's outstanding common stock.

The following table reflects the Company’s repurchase activity during the three months ended September 30, 2020.

	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan(1)

July 1, 2020 – July 31, 2020	—	$ —	—	282,711
August 1, 2020 – August 31, 2020	7,600	38.82	7,600	275,111
September 1, 2020 – September 30, 2020	198,800	37.34	198,800	76,311
	206,400	$ 37.39	206,400

_______________________
(1)	Amount represents the number of shares available to be repurchased under the April 2018 plan as of the last calendar day of the month shown.

On October 21, 2020, the Company's Board of Directors authorized management to repurchase up to 1,000,000 shares of the Company's outstanding common stock, under a program of open market purchases or privately negotiated transactions. This program does not have an expiration date.  The authorization of this program is effective upon the completion of the purchase of the remaining shares yet to be purchased under the repurchase program authorized in April 2018 discussed above.

From time to time, the Company may utilize a pre-arranged trading plan pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934 to repurchase shares under its repurchase programs.

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

None.

(101)

Attached as Exhibit 101 are the following financial statements from the Great Southern Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated statements of financial condition, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows and (v) notes to consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Great Southern Bancorp, Inc.

Date: November 6, 2020	/s/ Joseph W. Turner
Joseph W. Turner President and Chief Executive Officer (Principal Executive Officer)
Date: November 6, 2020	/s/ Rex A. Copeland
Rex A. Copeland Treasurer (Principal Financial and Accounting Officer)