Form 10-K
period 2020-12-31
GREAT SOUTHERN BANCORP, INC.
filed 2021-03-05
CIK 854560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

Commission file number 0-18082

GREAT SOUTHERN BANCORP, INC.

(Exact name of registrant as specified in its charter)

Maryland	43-1524856
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1451 E. Battlefield, Springfield, Missouri	65804
(Address of principal executive offices)	(Zip Code)

(417) 887-4400
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	GSBC	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ⌧

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐   No ⌧

The aggregate market value of the common stock of the registrant held by non-affiliates of the Registrant on June 30, 2020, computed by reference to the closing price of such shares on that date, was $438,764,780. At March 2, 2021, 13,690,119 shares of the Registrant’s common stock were outstanding.

PART I

ITEM 1.BUSINESS.

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

As a Maryland corporation, the Company is authorized to engage in any activity that is permitted by the Maryland General Corporation Law and not prohibited by law or regulatory policy. The Company currently conducts its business as a financial holding company. Through the financial holding company structure, it is possible to expand the size and scope of the financial services offered by the Company beyond those offered by the Bank. The financial holding company structure provides the Company with greater flexibility than the Bank has to diversify its business activities, through existing or newly formed subsidiaries, or through acquisitions of or mergers with other financial institutions as well as other companies. At December 31, 2020, Bancorp's consolidated total assets were $5.53 billion, consolidated net loans were $4.30 billion, consolidated deposits were $4.52 billion and consolidated total stockholders' equity was $629.7 million. For details about the Company’s assets, revenues and profits for each of the last five fiscal years, see Item 6. “Selected Financial Data.” The assets of the Company at the holding company level consist primarily of the stock of Great Southern and cash.

Through the Bank and subsidiaries of the Bank, the Company primarily offers a variety of banking and banking-related services, which are discussed further below. The activities of the Company are funded by retained earnings and through dividends from Great Southern. Activities of the Company may also be funded through borrowings from third parties, sales of additional securities or through income generated by other activities of the Company.

The executive offices of the Company are located at 1451 East Battlefield, Springfield, Missouri 65804, and its telephone number at that address is (417) 887-4400.

Great Southern Bank

Great Southern was formed as a Missouri-chartered mutual savings and loan association in 1923, and, in 1989, converted to a Missouri-chartered stock savings and loan association. In 1994, Great Southern changed to a federal savings bank charter and then, on June 30, 1998, changed to a Missouri-chartered trust company (the equivalent of a commercial bank charter). Headquartered in Springfield, Missouri, Great Southern offers a broad range of banking services through its 94 banking centers located in southern and central Missouri; the Kansas City, Missouri area; the St. Louis, Missouri area; eastern Kansas; northwestern Arkansas; the Minneapolis, Minnesota area and eastern, western and central Iowa. At December 31, 2020, the Bank had total assets of $5.52 billion, net loans of $4.31 billion, deposits of $4.63 billion and equity capital of $698.4 million, or 12.6% of total assets. Its deposits are insured by the Deposit Insurance Fund ("DIF") to the maximum levels permitted by the Federal Deposit Insurance Corporation (“FDIC”).

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

Also in 2014, the Bank entered into a purchase and assumption agreement to acquire certain assets and depository accounts from Neosho, Mo.-based Boulevard Bank (“Boulevard”), which added one location in the Neosho, Mo. market, where the Company already operated a banking center. In this transaction, which was completed in 2014, we acquired assets (primarily cash and cash equivalents) with a fair value of approximately $92.5 million (approximately 2.6% of the Company’s total consolidated assets at acquisition) and assumed liabilities (all deposits and related accrued interest) with a fair value of approximately $93.3 million (approximately 2.6% of the Company’s total consolidated assets at acquisition). This acquisition resulted in recognition of $790,000 of goodwill.

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

In April 2019, the Company consolidated its Fayetteville, Ark., location into its Rogers, Ark., banking center. The Company now operates one banking center in Arkansas. In September 2019, the Company consolidated its Ames, Iowa, banking center into its North Ankeny, Iowa office. The Company entered the Ames market with only one banking center through the Valley Bank FDIC-assisted acquisition in 2014.

In April 2020, the Company was notified by its landlord that the Great Southern banking centers located inside the Hy-Vee stores at 2900 Devils Glen Rd in Bettendorf, Iowa, and 2351 W. Locust St. in Davenport, Iowa, must permanently cease operations due to store infrastructure changes. Customer accounts were transferred to nearby offices. Great Southern now operates three banking centers in the Quad Cities market area – two in Davenport and one in Bettendorf.

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

Internet Website

Bancorp maintains a website at www.greatsouthernbank.com. The information contained on that website is not included as part of, or incorporated by reference into, this Annual Report on Form 10-K. Bancorp currently makes available on or through its website Bancorp’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments, if any, to these reports. These materials are also available free of charge (other than a user’s regular internet access charges) on the Securities and Exchange Commission’s website at www.sec.gov.

Market Areas

The Company currently operates 94 full-service retail banking offices, serving more than 141,000 households in six states – Missouri, Iowa, Kansas, Minnesota, Arkansas and Nebraska. The Company also operates commercial loan production offices in Atlanta, Chicago, Dallas, Denver, Omaha, Neb., and Tulsa, Okla., and a mortgage lending office in Springfield, Mo.

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

Great Southern’s largest concentration of deposits and loans are in the Springfield, Mo., and St. Louis, Mo., market areas. In the last several years, the Company’s deposit and loan portfolios have become more diversified because of its participation in five FDIC-assisted acquisitions and organic growth. The FDIC-assisted acquisitions significantly expanded the Company’s geographic footprint, which prior to 2009 was primarily in southwest and central Missouri, by adding operations in Iowa, Kansas, Minnesota and Nebraska. In 2018, the Company sold four banking centers in the Omaha, Neb., metropolitan market to a Nebraska-based bank. A commercial loan production office remains in Omaha. In April 2019, the Fayetteville, Ark., banking center was consolidated into the Rogers, Ark., office, leaving one office in Arkansas. Besides the Springfield and St. Louis market areas, the Company has deposit and loan concentrations in the following market areas: Kansas City, Mo.; Sioux City, Iowa; Des Moines, Iowa; Northwest Arkansas; Minneapolis, Minn.; and Eastern Iowa in the area known as the "Quad Cities."  Deposits and loans are also generated in banking centers in rural markets in Missouri, Iowa, and Kansas.

At December 31, 2020, the Company's total deposits were $4.52 billion. At that date, the Company had deposits in Missouri of $3.26 billion, which included its two largest deposit concentrations, in the Springfield and St. Louis areas, with $1.93 billion and $622 million, respectively. The Company also had deposits of $660 million in Iowa, $321 million in Kansas, $226 million in Minnesota, $24 million in Nebraska and $23 million in Arkansas.

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

In addition to originating loans, the Bank has expanded and enlarged its relationships with smaller banks and other peer banks to purchase participations (at par, generally with no servicing costs) in loans these other banks originate but are unable to retain the entire balance in their portfolios due to capital or borrower relationship size limitations. The Bank uses the same underwriting guidelines in evaluating these participations as it does in its direct loan originations. At December 31, 2020, the balance of participation loans purchased and held in the portfolio, excluding FDIC-assisted acquired loans, was $270.5 million, or 6.3% of the total loan portfolio. All of these participation loans were performing at December 31, 2020.

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

Another principal lending activity of Great Southern is the origination of commercial real estate, other residential (multi-family) and commercial construction loans. Since the early 1990s, commercial real estate, other residential (multi-family) and commercial construction loans have represented the largest percentage of the loan portfolio. At December 31, 2020, commercial real estate, other residential (multi-family) and commercial construction loans, excluding loans acquired in FDIC-assisted transactions, accounted for approximately 30%, 19% and 18%, respectively, of the total portfolio. Of the portfolio of acquired loans, commercial real estate loans (net of fair value discounts) accounted for approximately 1% of the total portfolio at December 31, 2020.

In addition, Great Southern in recent years has increased its emphasis on the origination of other commercial loans and home equity loans, and also issues letters of credit. Letters of credit are contingent obligations and are not included in the Bank's loan portfolio. See "-- Other Commercial Lending," "- Classified Assets," and "Loan Delinquencies and Defaults" below.

The percentage of collateral value Great Southern will loan on real estate and other property varies based on factors including, but not limited to, the type of property and its location and the borrower's credit history. As a general rule, Great Southern will loan up to 95% of the appraised value on one-to four-family residential properties. Typically, private mortgage insurance is required for loan amounts above the 80% level. At December 31, 2020 and 2019, loans secured by second liens on residential properties were $87.3 million, or 2.0%, and $106.5 million, or 2.5%, respectively, of our total loan portfolio. For commercial real estate and other residential real property loans, Great Southern may loan up to 85% of the appraised value. The origination of loans secured by other property is considered and determined on an individual basis by management with the assistance of any industry guides and other information which may be available. Collateral values are reappraised or reassessed as loans are renewed or when significant events indicating potential impairment occur. On a quarterly basis, management reviews impaired loans to determine whether updated appraisals or reassessments are necessary based on loan performance, collateral type and guarantor support. While not specifically required by our policy, we seek to obtain cross-collateralization of loans to a borrower when it is available and it is most frequently done on commercial real estate loans.

Loan applications are approved at various levels of authority, depending on the type, amount and loan-to-value ratio of the loan. Loan commitments of more than $750,000 (or loans exceeding the Freddie Mac loan limit in the case of fixed-rate, one- to four-family residential loans for resale) must be approved by Great Southern’s loan committee. The loan committee is comprised of the Chief Executive Officer of the Bank, the Chief Credit Officer of the Bank (chairman of the committee), and other senior officers of the Bank involved in lending activities. All loans, regardless of size or type, are required to conform to certain minimum underwriting standards to assure portfolio quality. These standards and procedures include, but are not limited to, an analysis of the borrower’s financial condition, collateral, repayment ability, verification of liquid assets and credit history as required by loan type. It has been, and continues to be, our practice to verify information from potential borrowers regarding assets, income or payment ability and credit ratings as applicable and as required by the authority approving the loan. Underwriting standards also include loan-to-value ratios which vary depending on collateral type, debt service coverage ratios or debt payment to income ratios, where applicable, credit histories, use of guaranties and other recommended terms relating to equity requirements, amortization, and maturity. Generally, deviations from approved underwriting standards may only be allowed when doing so is not in violation of regulations or statutes and when appropriate lending authority is obtained. The loan committee reviews all new loan originations in excess of lender approval authorities. For secured loans originated and held, most lenders have approval authorities of $250,000 or below while fourteen senior lenders have approval authority of varying amounts up to $1 million. Lender approval authorities are also subject to loans-to-one borrower limits of $500,000 or below for most lenders and of varying amounts up to $3 million for ten senior lenders. These standards, as well as our collateral requirements, have not significantly changed in recent years.

In general, state banking laws restrict loans to a single borrower and related entities to no more than 25% of a bank's unimpaired capital and unimpaired surplus, plus an additional 10% if the loan is collateralized by certain readily marketable collateral. (Real estate is not included in the definition of "readily marketable collateral.”) As computed on the basis of the Bank's unimpaired capital and surplus at December 31, 2020, this limit was approximately $174.6 million. See "Government Supervision and Regulation." At December 31, 2020, the Bank was in compliance with the loans-to-one borrower limit. At December 31, 2020, the Bank's largest relationship for purposes of this limit, which consists of ten loans, totaled $68.4 million. This amount represents the total commitment for this relationship at December 31, 2020; the outstanding balance at that date was $62.6 million. The collateral for the loans consists of multiple warehouse, office, and other projects. Two of loans have credit lines that have not been disbursed. In addition, we obtained personal guarantees from the principal owner of the borrowing entities for each of these loans. All loans included in this relationship were current at December 31, 2020. In addition, at December 31, 2020, we had four other loan relationships that each exceeded $50 million. All loans included in these relationships were current at December 31, 2020. Our policy does not set a loans-to-one borrower limit that is below the legal limits described; however, we do recognize the need to limit credit risk to any one borrower or group of related borrowers upon consideration of various risk factors. Extensions of credit to borrowers whose past due loans were charged-off or whose loans are classified as substandard require special lending approval.

Great Southern is permitted under applicable regulations to originate or purchase loans and loan participations secured by real estate located in any part of the United States. In addition to the market areas where the Company has offices, the Bank has made or purchased loans, secured primarily by commercial real estate, in other states, primarily Alabama, Arizona, Florida, Louisiana, Michigan and Tennessee. At December 31, 2020, loans in these states comprised 2% or less each, respectively, of the total loan portfolio.

Loan Portfolio Composition

The following tables set forth information concerning the composition of the Bank’s loan portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowance for loan losses) as of the dates indicated. The tables are based on information prepared in accordance with generally accepted accounting principles and are qualified by reference to the Company’s Consolidated Financial Statements and the notes thereto contained in Item 8 of this report.

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

Legacy Great Southern Loan Portfolio Composition:

	December 31,
	2020		2019		2018		2017		2016
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

	(Dollars In Thousands)
Real Estate Loans:
One- to four- family(1)	$602,786	11.7%	$516,601	10.5%	$400,954	8.3%	$318,186	7.3%	$353,709	8.6%
Other residential	1,021,145	19.8	866,006	17.6	784,894	16.3	745,645	17.1	663,378	16.1
Commercial(2)	1,567,680	30.5	1,507,361	30.5	1,385,375	28.7	1,256,986	28.8	1,211,644	29.4
Residential construction:
One- to four- family	25,635	0.5	21,948	0.4	26,683	0.5	23,266	0.5	26,764	0.6
Other residential	374,188	7.3	490,798	9.9	376,575	7.8	208,883	4.8	202,202	4.9
Commercial	940,711	18.3	900,597	18.3	1,098,420	22.8	919,029	21.1	641,195	15.6

Total real estate loans	4,532,145	88.1	4,303,311	87.2	4,072,901	84.4	3,471,995	79.6	3,098,892	75.2

Other Loans:
Consumer loans:
Automobile, boat, etc.	126,364	2.5	197,657	4.0	309,201	6.4	418,594	9.6	563,086	13.7
Home equity and improvement	114,689	2.2	118,988	2.4	121,352	2.5	115,439	2.7	108,753	2.6
Other	571	—	917	—	1,677	—	1,916	—	1,148	—
Total consumer loans	241,624	4.7	317,562	6.4	432,230	8.9	535,949	12.3	672,987	16.3

Other commercial loans	370,898	7.2	313,209	6.4	322,119	6.7	353,553	8.1	348,955	8.5

Total other loans	612,522	11.9	630,771	12.8	754,349	15.6	889,502	20.4	1,021,942	24.8

Total loans	5,144,667	100.0%	4,934,082	100.0%	4,827,250	100.0%	4,361,497	100.0%	4,120,834	100.0%

Less:
Loans in process	863,722		850,661		958,436		793,664		585,305
Deferred fees and discounts	9,260		7,104		7,400		6,500		4,869
Allowance for loan losses	55,063		39,633		37,988		36,033		36,775

Total legacy loans receivable, net	$4,216,622		$4,036,684		$3,823,426		$3,525,300		$3,493,885
(1)	Includes loans held for sale.
(2)	Total commercial real estate loans included industrial revenue bonds of $14.0 million, $13.2 million, $13.9 million, $21.7 million and $24.7 million at December 31, 2020, 2019, 2018, 2017 and 2016.

Loans Acquired and Accounted for Under ASC 310-30 Portfolio Composition:

	December 31,
	2020		2019		2018		2017		2016
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

	(Dollars In Thousands)
Real Estate Loans:
Residential
One- to four- family	$59,271	57.8%	$79,830	58.5%	$102,153	55.4%	$132,432	57.1%	$169,541	54.7%
Other residential	6,317	6.2	5,726	4.2	13,396	7.3	15,501	6.7	30,605	9.9
Commercial(1)	25,067	24.4	29,886	21.9	34,853	18.9	41,218	17.8	56,548	18.2
Construction	2,556	2.5	3,625	2.7	5,588	3.0	5,509	2.4	4,508	1.5

Total real estate loans	93,211	90.9	119,067	87.3	155,990	84.6	194,660	84.0	261,202	84.3

Other Loans:
Consumer loans:
Student loans	—	—	—	—	—	—	—	—	—	—
Home equity and improvement	5,512	5.4	12,213	8.9	21,490	11.7	27,778	12.0	35,688	11.5
Other	1,010	1.0	1,557	1.1	2,110	1.1	3,367	1.4	4,739	1.5

Total consumer loans	6,522	6.4	13,770	10.0	23,600	12.8	31,145	13.4	40,427	13.0

Other commercial loans	2,838	2.7	3,738	2.7	4,861	2.6	6,016	2.6	8,448	2.7

Total other loans	9,360	9.1	17,508	12.7	28,461	15.4	37,161	16.0	48,875	15.7

Total loans(2)	102,571	100.0%	136,575	100.0%	184,451	100.0%	231,821	100.0%	310,077	100.0%

Less:
Loans in process	—		5		5		5		8
Allowance for loan losses	680		661		421		459		625
Fair value discounts	3,928		9,369		16,800		22,152		26,918

Total loans receivable, net	$97,963		$126,540		$167,225		$209,205		$282,526
(1)	Total commercial real estate loans included industrial revenue bonds of $1.1 million, $1.2 million, $1.4 million, $2.2 million and $2.5 million at December 31, 2020, 2019, 2018, 2017 and 2016, respectively.
(2)	At December 31, 2020, 2019, 2018 and 2017, none of these acquired loans were covered by an FDIC loss sharing agreement.

Based upon the collectability analyses performed at the time of the acquisitions, we expected certain levels of foreclosures and charge-offs, and actual results through December 31, 2020, related to the FDIC-assisted acquired portfolios, have been better than our expectations. As a result, cash flows expected to be received from the acquired loan pools have increased, resulting in adjustments that were made to the related accretable yield which are discussed in Note 4 of the accompanying audited financial statements, included in Item 8 of this Report.

The following tables show the fixed- and adjustable-rate composition of the Bank’s loan portfolio at the dates indicated. Amounts shown for TeamBank, Vantus Bank, Sun Security Bank, InterBank and Valley Bank represent unpaid principal balances, before fair value discounts. The tables are based on information prepared in accordance with generally accepted accounting principles.

Legacy Great Southern Loan Portfolio Composition by Fixed- and Adjustable-Rates:

	December 31,
	2020		2019		2018		2017		2016
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

	(Dollars In Thousands)
Fixed-Rate Loans:
Real Estate Loans
One- to four- family	$144,999	2.8%	$151,765	3.1%	$152,778	3.2%	$148,790	3.4%	$168,813	4.1%
Other residential	358,443	7.0	394,140	8.0	387,744	8.0	279,593	6.4	304,387	7.4
Commercial	734,952	14.3	763,209	15.5	686,832	14.2	603,183	13.8	589,354	14.3
Residential construction:
One- to four- family	8,901	0.2	8,109	0.1	6,908	0.1	7,998	0.2	10,950	0.3
Other residential	52,261	1.0	39,223	0.8	19,165	0.4	6,636	0.2	26,487	0.6
Commercial construction	811,138	15.8	758,525	15.4	922,418	19.2	717,350	16.4	530,375	12.9

Total real estate loans	2,110,694	41.0	2,114,971	42.9	2,175,845	45.1	1,763,550	40.4	1,630,366	39.6
Consumer	118,800	2.3	190,698	3.9	301,627	6.2	411,068	9.4	553,800	13.4
Other commercial	272,248	5.3	174,180	3.5	186,030	3.9	203,388	4.7	194,431	4.7
Total fixed-rate loans	2,501,742	48.6	2,479,849	50.3	2,663,502	55.2	2,378,006	54.5	2,378,597	57.7

Adjustable-Rate Loans:
Real Estate Loans
One- to four- family	457,787	8.9	364,836	7.4	248,176	5.1	169,396	3.9	184,896	4.5
Other residential	662,702	12.9	471,866	9.6	397,150	8.3	466,052	10.7	358,991	8.7
Commercial	832,728	16.2	744,152	15.1	698,543	14.5	653,803	15.0	622,290	15.1
Residential construction:
One- to four- family	16,734	0.3	13,839	0.3	19,775	0.4	15,268	0.4	15,814	0.4
Other residential	321,927	6.3	451,575	9.1	357,410	7.4	202,247	4.6	175,715	4.3
Commercial construction	129,573	2.5	142,072	2.9	176,002	3.6	201,679	4.6	110,820	2.7

Total real estate loans	2,421,451	47.1	2,188,340	44.4	1,897,056	39.3	1,708,445	39.2	1,468,526	35.7
Consumer	122,824	2.4	126,864	2.5	130,603	2.7	124,881	2.9	119,187	2.9
Other commercial	98,650	1.9	139,029	2.8	136,089	2.8	150,165	3.4	154,524	3.7
Total adjustable-rate loans	2,642,925	51.7	2,454,233	49.7	2,163,748	44.8	1,983,491	45.5	1,742,237	42.3

Total Loans	5,144,667	100.0%	4,934,082	100.0%	4,827,250	100.0%	4,361,497	100.0%	4,120,834	100.0%
Less:
Loans in process	863,722		850,661		958,436		793,664		585,305
Deferred fees and discounts	9,260		7,104		7,400		6,500		4,869
Allowance for loan losses	55,063		39,633		37,988		36,033		36,775

Total legacy loans receivable, net	$4,216,622		$4,036,684		$3,823,426		$3,525,300		$3,493,885

Loans Acquired and Accounted for Under ASC 310-30 Composition by Fixed- and Adjustable-Rates:

	December 31,
	2020		2019		2018		2017		2016
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

	(Dollars In Thousands)
Fixed-Rate Loans:
Real Estate Loans
One- to four- family	$22,937	22.3%	$32,642	23.9%	$41,460	22.5%	$54,302	23.4%	$72,738	23.5%
Other residential	6,139	6.0	5,531	4.1	12,572	6.8	13,129	5.7	25,593	8.2
Commercial	21,503	21.0	25,177	18.4	27,194	14.7	25,973	11.2	29,043	9.4
Construction	2,344	2.3	3,303	2.4	4,598	2.5	4,297	1.9	2,176	0.7

Total real estate loans	52,923	51.6	66,653	48.8	85,824	46.5	97,701	42.2	129,550	41.8
Consumer	1,206	1.2	1,921	1.4	2,447	1.3	3,712	1.6	5,111	1.6
Other commercial	2,623	2.5	3,076	2.3	3,354	1.9	3,819	1.6	4,917	1.6
Total fixed-rate loans	56,752	55.3	71,650	52.5	91,625	49.7	105,232	45.4	139,578	45.0

Adjustable-Rate Loans:
Real Estate Loans
One- to four- family	36,334	35.4	47,188	34.6	60,693	32.9	78,130	33.7	96,803	31.2
Other residential	178	0.2	195	0.1	824	0.4	2,372	1.0	5,012	1.6
Commercial	3,564	3.5	4,709	3.4	7,659	4.2	15,245	6.6	27,505	8.9
Construction	212	0.2	322	0.3	990	0.5	1,212	0.5	2,332	0.8

Total real estate loans	40,288	39.3	52,414	38.4	70,166	38.0	96,959	41.8	131,652	42.5
Consumer	5,316	5.2	11,849	8.6	21,153	11.5	27,433	11.8	35,316	11.4
Other commercial	215	0.2	662	0.5	1,507	0.8	2,197	1.0	3,531	1.1
Total adjustable-rate loans	45,819	44.7	64,925	47.5	92,826	50.3	126,589	54.6	170,499	55.0

Total Loans	102,571	100.0%	136,575	100.0%	184,451	100.0%	231,821	100.0%	310,077	100.0%
Less:
Loans in process	—		5		5		5		8
Allowance for loan losses	680		661		421		459		625
Fair value discounts	3,928		9,369		16,800		22,152		26,918

Total loans receivable, net	$97,963		$126,540		$167,225		$209,205		$282,526

The following tables present the contractual maturities of loans at December 31, 2020. Amounts shown for acquired loans represent unpaid principal balances, before fair value discounts. The tables are based on information prepared in accordance with generally accepted accounting principles.

Legacy Great Southern Loan Portfolio Composition by Contractual Maturities:

	Less Than	One to Five	After Five
	One Year	Years	Years	Total

	(In Thousands)
Real Estate Loans:
Residential
One- to four- family	$28,901	$76,817	$497,068	$602,786
Other residential	381,311	581,161	58,673	1,021,145
Commercial	510,891	875,695	181,094	1,567,680
Residential construction:
One- to four- family	17,383	4,238	4,014	25,635
Other residential	80,796	277,448	15,944	374,188
Commercial construction	817,781	119,962	2,968	940,711

Total real estate loans	1,837,063	1,935,321	759,761	4,532,145
Other Loans:
Consumer loans:
Automobile and other	22,246	82,936	21,753	126,935
Home equity and improvement	11,046	36,948	66,695	114,689

Total consumer loans	33,292	119,884	88,448	241,624

Other commercial loans	141,667	188,272	40,959	370,898

Total other loans	174,959	308,156	129,407	612,522

Total loans	$2,012,022	$2,243,477	$889,168	$5,144,667

As of December 31, 2020, legacy loans due after December 31, 2021 with fixed interest rates totaled $1.2 billion and loans due after December 31, 2021 with adjustable rates totaled $1.9 billion.

Loans Acquired and Accounted for Under ASC 310-30 Portfolio Composition by Contractual Maturities:

	Less Than	One to Five	After Five
	One Year	Years	Years	Total

	(In Thousands)
Real Estate Loans:
Residential
One- to four- family	$5,465	$8,128	$45,678	$59,271
Other residential	909	3,996	1,412	6,317
Commercial	3,822	18,888	2,357	25,067
Construction	185	2,216	155	2,556

Total real estate loans	10,381	33,228	49,602	93,211
Other Loans:
Consumer loans:
Home equity and improvement	881	3,970	661	5,512
Automobile and other	8	616	386	1,010

Total consumer loans	889	4,586	1,047	6,522

Other commercial loans	2,397	412	29	2,838

Total other loans	3,286	4,998	1,076	9,360

Total loans	$13,667	$38,226	$50,678	$102,571

As of December 31, 2020, acquired loans due after December 31, 2021 with fixed interest rates totaled $44.7 million and loans due after December 31, 2021 with adjustable rates totaled $44.2 million.

At December 31, 2020, $87.3 million, or 2.0%, of total loans were secured by junior lien mortgages and $14.6 million, or 2.6% of residential real estate loans, were interest only residential real estate loans. At December 31, 2019, $106.5 million, or 2.5%, of total loans were secured by junior lien mortgages and $8.6 million, or 1.8% of residential real estate loans, were interest only residential real estate loans. While high loan-to-value ratio mortgage loans are occasionally originated and held, they are typically either considered low risk based on analyses performed or are required to have private mortgage insurance. The Company does not originate or hold option ARM loans or significant amounts of loans with initial teaser rates or subprime loans in its residential real estate portfolio.

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

Environmental Issues

Loans secured by real property, whether commercial, residential or other, may have a material, negative effect on the financial position and results of operations of the lender if the collateral is environmentally contaminated. The result can be, but is not necessarily limited to, liability for the cost of cleaning up the contamination imposed on the lender by certain federal and state laws, a reduction in the borrower’s ability to pay because of the liability imposed upon it for any clean-up costs, a reduction in the value of the collateral because of the presence of contamination or a subordination of security interests in the collateral to a super priority lien securing the cleanup costs by certain state laws.

Management is aware of the risk that the Bank may be negatively affected by environmentally contaminated collateral and attempts to control this risk through commercially reasonable methods, consistent with guidelines arising from applicable government or regulatory rules and regulations, and to a more limited extent, publications of the lending industry. Management currently is unaware (without, in many circumstances, specific inquiry or investigation of existing collateral, some of which was accepted as collateral before risk controlling measures were implemented) of any environmental contamination of real property securing loans in the Bank’s portfolio that would subject the Bank to any material risk. No assurance can be given, however, that the Bank will not be adversely affected by environmental contamination.

Residential Real Estate Lending

At December 31, 2020 and 2019, loans secured by residential real estate, excluding that which is under construction and excluding all FDIC-assisted acquired loans, totaled $1.6 billion and $1.4 billion, respectively, and represented approximately 31.0% and 27.3%, respectively, of the Bank's total loan portfolio. At December 31, 2020 and 2019, FDIC-assisted acquired loans (net of fair value discounts) secured by residential real estate totaled $63 million and $80 million, respectively, and represented approximately 1.2% and 1.6%, respectively, of the Bank’s total loan portfolio. The Bank's legacy residential real estate loan portfolio increased during 2020, due to organic growth in both single-family and other residential (multi-family) loans. For many years, other residential (multi-family) loan balances have increased as the Bank has continued to emphasize this type of loan. The Bank's legacy other residential (multi-family) loan portfolio grew by about 18% and 10% in 2020 and 2019, respectively. In 2016, the Bank completed a non-FDIC-assisted acquisition of a portfolio of one- to four-family residential loans as part of the acquisition of branches and deposits in St. Louis, Mo. from Fifth Third Bank.

The Bank currently is originating one- to four-family adjustable-rate residential mortgage loans primarily with one-year adjustment periods or with rates that are fixed for the first few years of the loan and then adjust annually. Rate adjustments on loans originated prior to July 2001 are based upon changes in prevailing rates for one-year U.S. Treasury securities. Rate adjustments on loans originated since July 2001 are based upon either changes in the average of interbank offered rates for twelve-month U.S. Dollar-denominated deposits in the London Market (LIBOR) or changes in prevailing rates for one-year U.S. Treasury securities. Rate adjustments are generally limited to 2% maximum annually as well as a maximum aggregate adjustment over the life of the loan. Accordingly, the interest rates on these loans typically may not be as rate sensitive as is the Bank's cost of funds. Generally, the Bank's adjustable-rate mortgage loans are not convertible into fixed-rate loans, do not permit negative amortization of principal and carry no prepayment penalty. The Bank also currently is originating other residential (multi-family) mortgage loans with interest rates that are generally either adjustable with changes to the prime rate of interest or fixed for short periods of time (three to seven years). LIBOR interest rates are expected to be phased out over time and be replaced with other market index rates. See Item 1A. Risk Factors – “Risks Relating to the Company and the Bank – Risks Relating to Market Interest Rates – The replacement of the LIBOR benchmark interest rate may adversely affect us.”

The Bank's portfolio of adjustable-rate mortgage loans also includes a number of loans with different adjustment periods, without limitations on periodic rate increases and rate increases over the life of the loans, or which are tied to other short-term market indices. These loans were originated prior to the industry standardization of adjustable-rate loans. Since the adjustable-rate mortgage loans currently held in the Bank's portfolio have not been subject to an interest rate environment which causes them to adjust to the maximum, these loans entail unquantifiable risks resulting from potential increased payment obligations on the borrower as a result of upward repricing. The indices used by Great Southern for these types of loans have increased, but not significantly, at various times in the past five years. Compared to fixed-rate mortgage loans, these loans are subject to increased risk of delinquency or default if a higher, fully-indexed rate of interest subsequently comes into effect in replacement of a lower rate currently in effect. From 2008 through 2012, as a result of the significant recession in the economy, including residential real estate, the Bank experienced a significant increase in delinquencies in adjustable-rate mortgage loans. In 2013 through 2020, these delinquencies trended lower.

However, in 2020, due to the COVID-19 pandemic, some borrowers requested payment deferrals on their mortgage loans. See Item 7. “Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Loan Modifications.”

In underwriting one- to four-family residential real estate loans, Great Southern evaluates the borrower’s ability to make monthly payments and the value of the property securing the loan. It is the policy of Great Southern that generally all one- to four-family residential loans in excess of 80% of the appraised value of the property be insured by a private mortgage insurance company approved by Great Southern for the amount of the loan in excess of 80% of the appraised value. In addition, Great Southern requires borrowers to obtain title and fire and casualty insurance in an amount not less than the amount of the loan. Real estate loans originated by the Bank generally contain a “due on sale” clause allowing the Bank to declare the unpaid principal balance due and payable upon the sale of the property securing the loan. The Bank may enforce these due on sale clauses to the extent permitted by law.

Commercial Real Estate and Construction Lending

Commercial real estate lending has been a significant part of Great Southern's business activities since the mid-1980s. Great Southern engages in commercial real estate lending in order to increase the potential yield on, and the proportion of interest rate sensitive loans in, its portfolio. At December 31, 2008, commercial real estate loans and commercial construction loans each made up about one fourth of the total loan portfolio. The economic recession that began in 2008 resulted in reduced activity in the market caused by the downturn in the economy and reduced real estate values. In response, Great Southern began limiting residential and commercial land development lending to reduce the risk in the portfolio and began originating an increased amount of commercial real estate loans. Since December 31, 2008, the commercial construction loan portfolio has decreased from 32% of the loan portfolio to 17% of the loan portfolio at December 31, 2020, while, overall, the percentage of commercial real estate loans in the total loan portfolio has trended upward. The increase in commercial real estate loans in 2015-2019 reflects some economic improvement with increased investor activity in sales and purchases of these types of properties and refinancings of loans secured by these types of properties. Excluding FDIC-assisted acquired loans, over the last three years, commercial real estate loans made up approximately 28-30% of the total loan portfolio while commercial construction loans were 15-22%. The COVID-19 pandemic generally caused a decrease in commercial real estate lending activity in 2020. See "Government Supervision and Regulation" below.

At December 31, 2020 and 2019, loans secured by commercial real estate, excluding that which is under construction and also excluding all FDIC-assisted acquired loans, totaled $1.6 billion and $1.5 billion, respectively, or approximately 29.9% and 29.7%, respectively, of the Bank's total loan portfolio. At December 31, 2020 and 2019, FDIC-assisted acquired loans (net of fair value discounts) secured by commercial real estate totaled $25 million and $30 million, respectively, and represented approximately 0.5% and 0.6%, respectively, of the Bank’s total loan portfolio. In addition, at December 31, 2020 and 2019, construction loans, excluding all FDIC-assisted acquired loans, secured by projects under construction and the land on which the projects are located aggregated $1.3 billion and $1.4 billion, respectively, or 25.6% and 27.4%, respectively, of the Bank's total loan portfolio. At December 31, 2020 and 2019, FDIC-assisted acquired construction loans (net of fair value discounts) totaled $3 million and $4 million, respectively, and represented approximately 0.05% and 0.1%, respectively, of the Bank’s total loan portfolio. A majority of the Bank's commercial real estate loans have been originated with adjustable rates of interest, most of which are tied either to the national prime rate or LIBOR interest rates, or fixed rates of interest with short-term maturities. A large majority of the Bank’s commercial real estate loans (both fixed and adjustable) mature in five years or less. Substantially all of these loans were originated with loan commitments which did not exceed 80% of the appraised value of the properties securing the loans.

The Bank's construction loans generally have a term of eighteen months or less. The construction loan agreements for one- to four-family projects generally require principal reductions as individual condominium units or single-family houses are built and sold to a third party. This ensures that the remaining loan balance, as a proportion of the value of the remaining security, does not increase, assuming that the value of the remaining security does not decrease. Loan proceeds are disbursed in increments as construction progresses. Generally, the amount of each disbursement is based on the construction cost estimate with inspections of the project performed in connection with each disbursement request. Normally, Great Southern's commercial real estate and other residential construction loans are made either as the initial stage of a combination loan (i.e., with a commitment from the Bank to provide permanent financing upon completion of the project) or with a commitment from a third party to provide permanent financing.

The Bank's commercial real estate and construction loan portfolios consist of loans with diverse collateral types. The following table sets forth loans that were secured by certain types of collateral at December 31, 2020, excluding FDIC-assisted acquired loans. These collateral types represent the five highest percentage concentrations of commercial real estate and construction loan types in the loan portfolio.

		Percentage of	Non-Performing
		Total Loan	Loans at
Collateral Type	Loan Balance	Portfolio	December 31, 2020

	(Dollars In Thousands)

Retail (Varied Projects)	$367,242	7.2%	$0
Health Care Facilities	$304,675	5.9%	$0
Office Industry	$303,539	5.9%	$495
Motels/Hotels	$242,329	4.7%	$0
Warehouses	$177,515	3.5%	$0

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

Construction loans involve additional risks attributable to the fact that loan funds are advanced based on the value of the project under construction, which is of uncertain value prior to the completion of construction. Moreover, because of the uncertainties inherent in estimating construction costs, delays arising from labor problems, material shortages, and other unpredictable contingencies, it is relatively difficult to evaluate accurately the total loan funds required to complete a project, and the related loan-to-value ratios. See also the discussion under the headings "- Classified Assets" and "- Loan Delinquencies and Defaults" below.

The Company executes interest rate swaps with certain commercial banking customers to facilitate their respective risk management strategies. The Company began offering this service during 2011. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of December 31, 2020, the Company had 19 interest rate swaps totaling $142.8 million in notional amount with commercial customers, and 19 interest rate swaps with the same notional amount with third parties related to this program. As of December 31, 2019, the Company had 19 interest rate swaps totaling $96.0 million in notional amount with commercial customers, and 19 interest rate swaps with the same notional amount with third parties related to this program. As part of the Valley Bank FDIC-assisted acquisition, the Company acquired seven loans with related interest rate swaps. Valley’s swap program differed from the Company’s in that Valley did not have back-to-back swaps with the customer and a counterparty. Five of the seven acquired loans with interest rate swaps have paid off. The notional amount of the two remaining Valley swaps was $584,000 at December 31, 2020. During the years ended December 31, 2020 and 2019, the Company recognized net losses of $264,000 and $104,000 respectively, in noninterest income related to changes in the fair value of interest rate swaps.

Other Commercial Lending

At December 31, 2020 and 2019, Great Southern had $371 million and $313 million, respectively, in other commercial loans outstanding, excluding all FDIC-assisted acquired loans, or 7.1% and 6.2%, respectively, of the Bank's total loan portfolio. At December 31, 2020 and 2019, FDIC-assisted acquired other commercial loans (net of fair value discounts) totaled $3 million and $3 million, respectively, and represented approximately 0.05% and 0.07%, respectively, of the Bank’s total loan portfolio. Great Southern's other commercial lending activities encompass loans with a variety of purposes and security, including loans to finance accounts receivable, inventory and equipment. Great Southern expects to continue to originate loans in this category subject to market conditions and applicable regulatory restrictions. See "Government Supervision and Regulation" below.

In 2020, the increase in other commercial loans was primarily related to loans originated as part of the SBA's Paycheck Protection Program ("PPP") lending. At December 31, 2020, the outstanding balance of PPP loans was approximately $95 million. We expect the majority of these loans will be repaid during the first half of 2021. In early 2021, another round of PPP lending was approved by the SBA. Great Southern is participating in this next round of PPP lending and, from the inception of this round of the program through the end of February 2021, has originated approximately $45 million of such loans.

Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment and other income and which are secured by real property, the value of which tends to be more easily ascertainable, other commercial loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. Commercial loans are generally secured by business assets, such as accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of other commercial loans may be substantially dependent on the success of the business itself. Further, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

The Bank's management recognizes the generally increased risks associated with other commercial lending. Great Southern's commercial lending policy emphasizes complete credit file documentation and analysis of the borrower's character, capacity to repay the loan, the adequacy of the borrower's capital and collateral as well as an evaluation of the industry conditions affecting the borrower. Review of the borrower's past, present and future cash flows is also an important aspect of Great Southern's credit analysis. In addition, the Bank generally obtains personal guarantees from the borrowers on these types of loans. Historically, the majority of Great Southern's commercial loans have been to borrowers in southwestern and central Missouri and the St. Louis, Mo. area. With the FDIC-assisted acquisitions in 2009, 2011, 2012 and 2014, geographic concentrations for commercial loans expanded to include the greater Kansas City, Mo. area, several areas in Iowa, and the Minneapolis-St. Paul, Minn. area. Great Southern has continued its commercial lending in all of these geographic areas as well as through our loan production offices in Atlanta, Chicago, Dallas, Denver, Omaha and Tulsa.

As part of its commercial lending activities, Great Southern issues letters of credit and receives fees averaging approximately 1% of the amount of the letter of credit per year. At December 31, 2020, Great Southern had 65 letters of credit outstanding in the aggregate amount of $16.1 million. Approximately 42% of the aggregate dollar amount of these letters of credit was secured, including 22 letter of credit totaling $6.8 million secured by real estate.

Consumer Lending

Consumer loans generally have short terms to maturity, thus reducing Great Southern's exposure to changes in interest rates, and carry higher rates of interest than do residential mortgage loans. In addition, Great Southern believes offering consumer loan products helps expand and create stronger ties to its existing customer base.

Great Southern offers a variety of secured consumer loans, including automobile loans, boat loans, home equity loans and loans secured by savings deposits. In addition, Great Southern also offers home improvement loans and unsecured consumer loans. Consumer loans, excluding all FDIC-assisted acquired loans, totaled $242 million and $318 million at December 31, 2020 and 2019, respectively, or 4.6% and 6.3%, respectively, of the Bank's total loan portfolio. At December 31, 2020 and 2019, FDIC-assisted acquired consumer loans (net of fair value discounts) totaled $6 million and $11 million, respectively, and represented approximately 0.1% and 0.2%, respectively, of the Bank’s total loan portfolio.

The underwriting standards employed by the Bank for consumer loans include a determination of the applicant’s payment history on other debts and an assessment of ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is of primary consideration, the underwriting process also includes a comparison of the value of the underlying collateral, if any, in relation to the proposed loan amount.

Beginning in 1998, the Bank implemented indirect lending relationships, primarily with automobile dealerships. Through these dealer relationships, the dealer completes the application with the consumer and then submits it to the Bank for credit approval. While the Bank’s initial and ongoing concentrated effort was on automobiles, the program evolved for use from time to time with other tangible products where financing of the product is provided through the seller, including, to a lesser extent, boats and manufactured homes. At December 31, 2020 and 2019, the Bank had $127 million and $199 million, respectively, of auto, boat, modular home and recreational vehicle loans in its portfolio, including FDIC-assisted acquired loans totaling $1 million and $2 million, respectively.

Indirect consumer loans decreased significantly after 2017, primarily due to tightened underwriting guidelines on automobile lending implemented by the Company in the latter part of 2016, and were $66 million and $130 million at December 31, 2020 and 2019, respectively. The total indirect consumer loan portfolio at December 31, 2020 was comprised of the following types of loans: $48 million of used auto loans, $17 million of manufactured home loans and various other loans including loans for new autos, RVs, boats, ATVs and motorcycles.

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

Originations, Purchases, Sales and Servicing of Loans

The Bank originates loans through internal loan production personnel located in the Bank’s main and branch offices, as well as loan production offices. Walk-in customers and referrals from existing customers of the Company are also important sources of loan originations.

Great Southern may also purchase whole loans and participation interests in loans (generally without recourse, except in cases of breach of representation, warranty or covenant) from other banks, thrift institutions and life insurance companies (originators). The purchase transaction is governed by a participation agreement entered into by the originator and participant (Great Southern) containing guidelines as to ownership, control and servicing rights, among others. The originator may retain all rights with respect to enforcement, collection and administration of the loan. This may limit Great Southern’s ability to control its credit risk when it purchases participations in these loans. For instance, the terms of participation agreements vary; however, generally Great Southern may not have direct access to the borrower, and the institution administering the loan may have some discretion in the administration of performing loans and the collection of non-performing loans.

Over the years, a number of banks, both locally and regionally, have sought to diversify the risk in their portfolios. In order to take advantage of this situation, Great Southern purchases participations in commercial real estate, commercial construction and other commercial loans. Great Southern subjects these loans to its normal underwriting standards used for originated loans and rejects any credits that do not meet those guidelines. The originating bank generally retains the servicing of these loans. The Bank purchased $92.1 million and $97.2 million of these loans in the fiscal years ended December 31, 2020 and 2019, respectively. Of the total $270.5 million of purchased participation loans outstanding at December 31, 2020, the largest aggregate amount outstanding purchased from one institution was $50.7 million. This amount was comprised of seven loans, four of which were secured by a hotel in St. Louis, Missouri, two were secured by warehouses, and one was secured by investment tax credits. At December 31, 2020 and 2019, FDIC-assisted acquired loans which were never covered by loss sharing agreements included purchased and participation loans of $8.3 million and $8.4 million, respectively. These amounts represent the undiscounted balance of these loans.

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

Great Southern also sells whole residential real estate loans without recourse to Freddie Mac and Fannie Mae as well as to private investors, such as other banks, thrift institutions, mortgage companies and life insurance companies. Whole real estate loans are sold with a provision for repurchase upon breach of representation, warranty or covenant. These representations, warranties and covenants include those regarding the compliance of loan originations with all applicable legal requirements, mortgage title insurance policies when applicable, enforceable liens on collateral, collateral type, borrower creditworthiness, private mortgage insurance when required and compliance with all applicable federal regulations. A minimal number of repurchase requests have been received to date based on a breach of representations, warranties or covenants as outlined in the investor contracts. These loans are generally sold for cash in amounts equal to the unpaid principal amount of the loans adjusted for current market yields to the buyer. The sale amounts generally produce gains to the Bank and allow a margin for servicing income on loans when the servicing is retained by the Bank. However, residential real estate loans sold in recent years have primarily been with Great Southern releasing control of the servicing of the loans.

The Bank sold one- to four-family whole real estate loans, SBA-guaranteed loans and loan participations in aggregate amounts of $309.1 million, $128.4 million and $90.6 million during fiscal 2020, 2019, and 2018, respectively. The Bank typically sells long-term fixed rate mortgages. Sales of whole real estate loans and participations in real estate loans can be beneficial to the Bank since these sales generally generate income at the time of sale, produce future servicing income on loans where servicing is retained, provide funds for additional lending and other investments, and increase liquidity.

Gains, losses and transfer fees on sales of loans and loan participations are recognized at the time of the sale. When real estate loans and loan participations sold have an average contractual interest rate that differs from the agreed upon yield to the purchaser (less the agreed upon servicing fee), resulting gains or losses are recognized in an amount equal to the present value of the differential over the estimated remaining life of the loans. Any resulting discount or premium is accreted or amortized over the same estimated life using a method approximating the level yield interest method. When real estate loans and loan participations are sold with servicing released, as the Bank primarily does, an additional fee is received for the servicing rights. Net gains and transfer fees on sales of loans for the years ended December 31, 2020, 2019 and 2018 were $8.1 million, $2.6 million and $1.8 million, respectively. These gains were primarily from the sale of fixed-rate residential loans, with a small amount resulting from the sale of SBA-guaranteed loans in 2020 and 2019. The increase in 2020 was related to an increase in fixed rate single-family mortgage loans originated that are generally subsequently sold in the secondary market.

The Bank serviced loans owned by others totaling approximately $462.7 million and $349.9 million at December 31, 2020 and 2019, respectively. Of the total loans serviced for others at December 31, 2020, $308.4 million related to commercial real estate, commercial business and construction loans, portions of which were sold to other parties. The remaining $154.3 million of loans serviced for others related to one- to four-family real estate loans which the Bank had originated and sold, but retained the obligation to service, or had acquired the servicing through various FDIC-assisted transactions. The servicing of these loans generated fees (net of amortization of the servicing rights) to the Bank for the years ended December 31, 2020, 2019 and 2018, of $637,000, $167,000 and $185,000, respectively.

In addition to interest earned on loans and loan origination fees, the Bank receives fees for loan commitments, letters of credit, prepayments, modifications, late payments, transfers of loans due to changes of property ownership and other miscellaneous services. The fees vary from time to time, generally depending on the supply of funds and other competitive conditions in the market. Fees from prepayments, commitments, letters of credit and late payments totaled $1.6 million, $1.7 million and $1.8 million for the years ended December 31, 2020, 2019 and 2018, respectively. Loan origination fees, net of related costs, are accounted for in accordance with FASB ASC 310-20, Receivables – Nonrefundable Fees and Other Costs. Loan fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized in interest income using the level-yield method over the contractual life of the loan. For further discussion of this matter, see Note 1 of the accompanying audited financial statements, included in Item 8 of this Report.

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

In the table below for 2020, loans that were modified under the guidance provided by the CARES Act are included in the “Current Amount” column as they are current under their modified terms. For additional information about these loan modifications, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Loan Modifications.”

The following tables set forth our loans by aging category:

	December 31, 2020
										Total
	30-59 Days		60-89 Days		Over 90 Days					Loans
	Past Due		Past Due		Past Due		Total Past Due		Current	Receivable
	#	Amount	#	Amount	#	Amount	#	Amount	Amount	Amount

	(Dollars In Thousands)

One- to four-family residential construction	1	$1,365	—	$—	—	$—	1	$1,365	$41,428	$42,793
Subdivision construction	—	—	—	—	—	—	—	—	30,894	30,894
Land development	1	20	—	—	—	—	1	20	53,990	54,010
Commercial construction	—	—	—	—	—	—	—	—	1,212,837	1,212,837
Owner occupied one- to four-family residential	15	1,379	2	113	20	1,502	37	2,994	467,442	470,436
Non-owner occupied one- to four-family residential	—	—	—	—	3	69	3	69	114,500	114,569
Commercial real estate	—	—	1	79	4	587	5	666	1,553,011	1,553,677
Other residential	—	—	—	—	—	—	—	—	1,021,145	1,021,145
Commercial business	—	—	—	—	2	114	2	114	370,784	370,898
Industrial revenue bonds	—	—	—	—	—	—	—	—	14,003	14,003
Consumer auto	57	364	20	119	38	169	115	652	85,521	86,173
Consumer other	16	443	5	7	8	94	29	544	40,218	40,762
Home equity lines of credit	5	153	4	111	19	508	28	772	113,917	114,689
Loans acquired and accounted for under ASC 310-30, net of discounts	18	1,662	7	641	53	3,843	78	6,146	92,497	98,643
	113	5,386	39	1,070	147	6,886	299	13,342	5,212,187	5,225,529
Less loans acquired and accounted for under ASC 310-30, net of discounts	18	1,662	7	641	53	3,843	78	6,146	92,497	98,643

Total	95	$3,724	32	$429	94	$3,043	221	$7,196	$5,119,690	$5,126,886

	December 31, 2019
										Total
	30-59 Days		60-89 Days		Over 90 Days					Loans
	Past Due		Past Due		Past Due		Total Past Due		Current	Receivable
	#	Amount	#	Amount	#	Amount	#	Amount	Amount	Amount

	(Dollars In Thousands)

One- to four-family residential construction	—	$—	—	$—	—	$—	—	$—	$33,963	$33,963
Subdivision construction	—	—	—	—	—	—	—	—	16,088	16,088
Land development	—	—	1	27	—	—	1	27	40,404	40,431
Commercial construction	1	15,085	—	—	—	—	1	15,085	1,307,776	1,322,861
Owner occupied one- to four-family residential	18	1,453	14	1,631	19	1,198	51	4,282	382,734	387,016
Non-owner occupied one- to four-family residential	1	152	—	—	4	181	5	333	120,010	120,343
Commercial real estate	1	549	1	119	4	632	6	1,300	1,492,872	1,494,172
Other residential	1	376	—	—	—	—	1	376	865,630	866,006
Commercial business	2	60	—	—	4	1,235	6	1,295	311,914	313,209
Industrial revenue bonds	—	—	—	—	—	—	—	—	13,189	13,189
Consumer auto	163	1,101	44	259	81	558	288	1,918	149,936	151,854
Consumer other	22	278	10	233	14	198	46	709	46,011	46,720
Home equity lines of credit	9	296	—	—	16	517	25	813	118,175	118,988
Loans acquired and accounted for under ASC 310-30, net of discounts	32	2,177	11	709	78	6,191	121	9,077	118,129	127,206
	250	21,527	81	2,978	220	10,710	551	35,215	5,016,831	5,052,046
Less loans acquired and accounted for under ASC 310-30, net of discounts	32	2,177	11	709	78	6,191	121	9,077	118,129	127,206

Total	218	$19,350	70	$2,269	142	$4,519	430	$26,138	$4,898,702	$4,924,840

Classified Assets

Federal regulations provide for the classification of loans and other assets such as debt and equity securities considered to be of lesser quality as "substandard," "doubtful" or "loss" assets. The regulations require insured institutions to classify their own assets and to establish prudent specific allocations for losses from assets classified "substandard" or "doubtful." “Substandard” assets include those characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Assets classified as “doubtful,” have all the weaknesses inherent in those classified as “substandard” with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. For the portion of assets classified as "loss," an institution is required to either establish specific allowances of 100% of the amount classified or charge such amount off its books. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess a potential weakness (referred to as “special mention” assets), are required to be listed on the Bank’s watch list and monitored for further deterioration. In addition, a bank’s regulators may require the establishment of a general allowance for losses based on the general quality of the asset portfolio of the bank. Following are the total classified assets at December 31, 2020 and 2019, per the Bank’s internal asset classification list, excluding assets acquired through FDIC-assisted transactions. The allowances for loan losses reflected below are the portions of the Bank’s total allowances for loan losses relating to these classified loans. There were no significant off-balance sheet items classified at December 31, 2020 and 2019.

	December 31, 2020
	Special				Total	Allowance
Asset Category	Mention	Substandard	Doubtful	Loss	Classified	for Losses

	(In Thousands)

Investment securities	$—	$—	$—	$—	$—	$—
Loans	—	7,365	—	—	7,365	713
Foreclosed assets and repossessions	—	777	—	—	777	—
Total	$—	$8,142	$—	$—	$8,142	$713

	December 31, 2019
	Special				Total	Allowance
Asset Category	Mention	Substandard	Doubtful	Loss	Classified	for Losses

	(In Thousands)

Investment securities	$—	$—	$—	$—	$—	$—
Loans	—	8,899	—	—	8,899	929
Foreclosed assets and repossessions	—	3,651	—	—	3,651	—
Total	$—	$12,550	$—	$—	$12,550	$929

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

Former TeamBank, Vantus Bank, Sun Security Bank, InterBank and Valley Bank non-performing assets, including foreclosed assets, are not included in the totals of non-performing assets below. These assets were initially recorded at their estimated fair values as of their acquisition dates. For all of these FDIC-assisted acquisitions, loans are accounted for in pools; therefore, these loan pools are analyzed rather than the individual loans. The overall performance of the FDIC-assisted acquired loan pools has been better than original expectations as of the acquisition dates. At December 31, 2020, there were no material non-performing assets in these acquired loan portfolios.

	December 31,
	2020	2019		2018		2017		2016

	(In Thousands)
Non-accruing loans:
One- to four-family residential	$1,571	$1,379		$2,664		$2,662		$1,529
One- to four-family construction	—	—		49		98		109
Other residential	—	—		—		1,877	(1)	162
Commercial real estate	587	632		334		1,226		4,404	(2)
Other commercial	114	1,235	(3)	1,437	(4)	2,063	(5)	3,088	(6)
Commercial construction and land development	—	—		—		—		1,718
Consumer	771	1,273		1,816		3,233		3,071

Total gross non-accruing loans	3,043	4,519		6,300		11,159		14,081

Loans over 90 days delinquent still accruing interest:
One- to four-family residential	—	—		—		58		—
Commercial real estate	—	—		—		—		—
Other commercial	—	—		—		—		—
Commercial construction and land development	—	—		—		—		—
Consumer	—	—		—		38		—
Total loans over 90 days delinquent still accruing interest	—	—		—		96		—

Other impaired loans	—	—		—		—		—

Total gross non-performing loans	3,043	4,519		6,300		11,255		14,081

Foreclosed assets:
One- to four-family residential	111	601		269		112		1,217
One- to four-family construction	—	—		—		—		—
Other residential	—	—		—		140		954
Commercial real estate	—	—		—		1,694		3,841
Commercial construction and land development	513	2,505		4,283		12,642		17,246
Other commercial	—	—		—		—		—

Total foreclosed assets	624	3,106		4,552		14,588		23,258

Repossessions	153	545		928		1,987		1,991

Total gross non-performing assets	$3,820	$8,170		$11,780		$27,830		$39,330
Total gross non-performing assets as a percentage of average total assets	0.07%	0.16%		0.26%		0.62%		0.90%
(1)	One relationship was $1.9 million, the entire total of this category, at December 31, 2017.
(2)	The largest two relationships in this category were $1.7 million and $1.7 million, respectively, at December 31, 2016.
(3)	One relationship was $1.1 million of this total at December 31, 2019.
(4)	One relationship was $1.1 million of this total at December 31, 2018.
(5)	One relationship was $1.5 million of this total at December 31, 2017.
(6)	One relationship was $3.0 million of this total at December 31, 2016.

See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-performing Assets” for further information.

Gross impaired loans totaled $9.0 million at December 31, 2020 and $10.3 million at December 31, 2019. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. See Note 3 of the accompanying audited financial statements included in Item 8 for additional information including further detail of non-accruing loans and impaired loans and details of troubled debt restructurings. See also Note 15 of the accompanying audited financial statements included in Item 8 for additional information including further detail of the fair value of impaired loans.

For the year ended December 31, 2020, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $579,000. No interest income was included on these loans for the year ended December 31, 2020. For the year ended December 31, 2019, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $761,000. No interest income was included on these loans for the year ended December 31, 2019. For the year ended December 31, 2018, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $1.0 million. No interest income was included on these loans for the year ended December 31, 2018.

Restructured Troubled Debt

Included in impaired loans at December 31, 2020 and 2019, were loans modified in troubled debt restructurings as follows:

	December 31, 2020
			Restructured
	Restructured	Accruing	Troubled Debt
	Troubled Debt	Interest	Nonaccruing

	(In Thousands)

Commercial real estate	$646	$646	$—
One- to four-family residential	1,899	1,121	778
Other residential	—	—	—
Construction	20	20	—
Commercial	127	52	75
Consumer	629	511	118
	$3,321	$2,350	$971

	December 31, 2019
			Restructured
	Restructured	Accruing	Troubled Debt
	Troubled Debt	Interest	Nonaccruing

	(In Thousands)

Commercial real estate	$412	$310	$102
One- to four-family residential	768	550	218
Other residential	—	—	—
Construction	251	251	—
Commercial	156	51	105
Consumer	343	207	136
	$1,930	$1,369	$561

Loan modifications within the guidance provided by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and subsequent legislation, the federal banking regulatory agencies, the SEC and the Financial Accounting Standards Board are not considered troubled debt restructurings. For information regarding these modifications, see Item 7. “Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Loan Modifications.”

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

The formula allowance is calculated by applying loss factors to outstanding loans based on the internal risk evaluation of such loans or pools of loans. Changes in risk evaluations of both performing and non-performing loans affect the amount of the formula allowance. Loss factors are based both on our historical loss experience and on significant factors that, in management’s judgment, affect the collectability of the portfolio as of the evaluation date. Loan loss factors for portfolio segments are representative of the credit risks associated with loans in those segments. The greater the credit risks associated with a particular segment, the greater the loss factor.

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

Senior management reviews these conditions regularly in discussions with our credit officers. To the extent that any of these conditions are evident in a specifically identifiable problem loan or portfolio segment as of the evaluation date, management’s estimate of the effect of such condition may be reflected as a specific allowance applicable to such loan or portfolio segment. Where any of these conditions are not evident in a specifically identifiable problem loan or portfolio segment as of the evaluation date, management’s evaluation of the loss related to these conditions is reflected in the general allowance associated with our loan portfolio. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem loans or portfolio segments.

The amounts actually observed in respect of these losses can vary significantly from the estimated amounts. Our methodology permits adjustments to any loss factor used in the computation of the formula allowances in the event that, in management’s judgment, significant factors which affect the collectability of the portfolio, as of the evaluation date, are not reflected in the current loss factors. By assessing the estimated losses inherent in our loan portfolio on a monthly basis, we can adjust specific and inherent loss estimates based upon more current information.

On a quarterly basis, senior management presents a formal assessment of the adequacy of the allowance for loan losses to Great Southern’s board of directors for the board’s approval of the allowance. Assessing the adequacy of the allowance for loan losses is inherently subjective as it requires making material estimates including the amount and timing of future cash flows expected to be received on impaired loans or changes in the market value of collateral securing loans that may be susceptible to significant change. In the opinion of management, the allowance when taken as a whole is adequate to absorb reasonable estimated loan losses inherent in Great Southern’s loan portfolio.

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

At December 31, 2020 and 2019, Great Southern had an allowance for losses on loans of $55.7 million and $40.3 million, respectively, of which $713,000 and $929,000, respectively, had been allocated to specific loans. All loans with specific allowances were considered to be impaired loans. The allowance and the activity within the allowance during 2020, 2019 and 2018 are discussed further in Note 3 “Loans and Allowance for Loan Losses” of the accompanying audited financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 8 and Item 7 of this Report, respectively.

The allocation of the allowance for losses on loans at the dates indicated is summarized as follows.

	December 31,
	2020		2019		2018		2017		2016
		% of		% of		% of		% of		% of
		Loans to		Loans to		Loans to		Loans to		Loans to
		Total		Total		Total		Total		Total
	Amount	Loans (2)	Amount	Loans (2)	Amount	Loans (2)	Amount	Loans (2)	Amount	Loans (2)

	(Dollars In Thousands)
One- to four-family residential and construction	$4,472	12.9%	$4,171	11.3%	$3,086	9.1%	$2,077	8.0%	$2,198	9.2%
Other residential and construction	9,282	19.9	5,101	17.6	4,681	16.3	2,813	17.1	5,396	16.1
Commercial real estate	33,382	30.3	24,087	30.3	19,571	28.4	18,442	28.4	15,716	28.9
Commercial construction	3,378	24.7	2,940	27.7	3,029	30.3	1,690	25.6	2,244	20.3
Other commercial	2,345	7.5	1,319	6.6	1,556	7.0	3,509	8.6	2,976	9.1
Consumer and overdrafts	2,204	4.7	2,015	6.5	6,065	8.9	7,501	12.3	8,245	16.4
Loans covered by loss sharing agreements (1)	—	—	—	—	—	—	—	—	70	—
Acquired loans not covered by loss sharing agreements	680	—	661	—	421	—	460	—	555	—
Total	$55,743	100.0%	$40,294	100.0%	$38,409	100.0%	$36,492	100.0%	$37,400	100.0%
(1)	Associated with these allowances at December 31, 2020, 2019, 2018, 2017 and 2016, were receivables from the FDIC totaling $-0-, $-0-, $-0-, $-0-, and $56,000, respectively, under the loss sharing agreements which were in place at the time.
(2)	Excludes loans acquired through FDIC-assisted transactions.

The following table sets forth an analysis of activity in the Bank’s allowance for losses on loans showing the details of the activity by types of loans.

	December 31,
	2020	2019	2018	2017	2016

	(Dollars In Thousands)

Balance at beginning of period	$40,294	$38,409	$36,492	$37,400	$38,149
Charge-offs:
One- to four-family residential	70	534	62	165	229
Other residential	—	189	525	488	16
Commercial real estate	43	144	102	1,656	5,653
Construction	1	101	87	420	31
Other commercial	28	371	1,155	1,489	589
Consumer, overdrafts and other loans	3,152	6,723	9,425	11,859	8,751

Total charge-offs	3,294	8,062	11,356	16,077	15,269

Recoveries:
One- to four-family residential	183	126	334	109	58
Other residential	180	26	417	197	52
Commercial real estate	73	24	172	123	1,221
Construction	204	50	394	546	123
Other commercial	149	467	755	580	327
Consumer, overdrafts and other loans	2,083	3,104	4,051	4,514	3,458

Total recoveries	2,872	3,797	6,123	6,069	5,239

Net charge-offs	422	4,265	5,233	10,008	10,030
Provision for losses on loans	15,871	6,150	7,150	9,100	9,281

Balance at end of period	$55,743	$40,294	$38,409	$36,492	$37,400
Ratio of net charge-offs to average loans outstanding	0.01%	0.10%	0.13%	0.26%	0.29%

Investment Activities

Excluding securities issued by the United States Government, or its agencies, there were no investment securities in excess of 10% of the Company’s stockholders’ equity at December 31, 2020, 2019 and 2018, respectively. Agencies, for this purpose, primarily include Freddie Mac, Fannie Mae, Ginnie Mae, Small Business Administration and FHLBank.

As of December 31, 2020 and 2019, the Bank held no investment securities which the Bank intended to hold until maturity. In addition, as of December 31, 2020 and 2019, the Company held approximately $414.9 million and $374.2 million, respectively, in principal amount of investment securities which the Company classified as available-for-sale. See Notes 1 and 2 of the accompanying audited financial statements included in Item 8 of this Report.

The amortized cost and fair values of, and gross unrealized gains and losses on, investment securities at the dates indicated are summarized as follows.

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)

AVAILABLE-FOR-SALE SECURITIES:
Agency mortgage-backed securities	$151,106	$19,665	$831	$169,940
Agency collateralized mortgage obligations	168,472	8,524	375	176,621
States and political subdivisions securities	45,196	2,135	6	47,325
Small business administration securities	20,033	1,014	—	21,047
	$384,807	$31,338	$1,212	$414,933

	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)

AVAILABLE-FOR-SALE SECURITIES:
Agency mortgage-backed securities	$156,591	$8,716	$265	$165,042
Agency collateralized mortgage obligations	149,980	2,891	921	151,950
States and political subdivisions securities	33,757	1,368	—	35,125
Small business administration securities	22,132	—	74	22,058
	$362,460	$12,975	$1,260	$374,175

	December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
AVAILABLE-FOR-SALE SECURITIES:
Agency mortgage-backed securities	$154,557	$1,272	$2,571	$153,258
Agency collateralized mortgage obligations	39,024	250	14	39,260
States and political subdivisions securities	50,022	1,428	—	51,450
	$243,603	$2,950	$2,585	$243,968

At December 31, 2020, the Company’s agency mortgage-backed securities portfolio consisted of FNMA securities totaling $156.6 million, FHLMC securities totaling $10.3 million and GNMA securities totaling $3.0 million. At December 31, 2020, agency collateralized mortgage obligations consisted of GNMA securities totaling $105.8 million, FNMA securities totaling $52.9 million and FHLMC securities totaling $17.9 million, all of which are commercial multi-family fixed rate securities. At December 31, 2020, all of the Company’s $169.9 million agency mortgage-backed securities had fixed rates of interest. At December 31, 2020, $156.8 million of the Company’s agency collateralized mortgage obligations had fixed rates of interest and $19.8 million had variable rates of interest.

The following tables present the contractual maturities and weighted average tax-equivalent yields of available-for-sale securities at December 31, 2020. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

		Tax-Equivalent
	Cost	Amortized Yield	Fair Value

	(Dollars In Thousands)

One year or less	$—	—	$—
After one through five years	—	—	—
After five through ten years	8,672	3.74%	9,251
After ten years	36,524	3.04%	38,074
Securities not due on a single maturity date	339,611	2.95%	367,608

Total	$384,807	2.97%	$414,933

					Securities
					Not Due
		After One	After Five	After	on a Single
	One Year	Through	Through	Ten	Maturity
	or Less	Five Years	Ten Years	Years	Date	Total

	(In Thousands)

Agency mortgage-backed securities	$—	$—	$—	$—	$169,940	$169,940
Agency collateralized mortgage obligations	—	—	—	—	176,621	176,621
Small business administration securities	—	—	—	—	21,047	21,047
States and political subdivisions securities	—	—	9,251	38,074	—	47,325

Total	$—	$—	$9,251	$38,074	$367,608	$414,933

The following table shows our investments’ gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2020, 2019 and 2018, respectively:

	2020
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses

	(In Thousands)

Agency mortgage-backed securities	$10,279	$(831)	$—	$—	$10,279	$(831)
Agency collateralized mortgage obligations	12,727	(375)	—	—	12,727	(375)
States and political subdivisions securities	1,164	(6)	—	—	1,164	(6)
	$24,170	$(1,212)	$—	$—	$24,170	$(1,212)

	2019
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses

	(In Thousands)

Agency mortgage-backed securities	$—	$—	$24,762	$(265)	$24,762	$(265)
Agency collateralized mortgage obligations	69,372	(921)	—	—	69,372	(921)
Small Business Administration	22,058	(74)	—	—	22,058	(74)
	$91,430	$(995)	$24,762	$(265)	$116,192	$(1,260)

	2018
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses

	(In Thousands)

Agency mortgage-backed securities	$11,255	$(82)	$74,186	$(2,489)	$85,441	$(2,571)
Agency collateralized mortgage obligations	9,725	(14)	—	—	9,725	(14)
States and political subdivisions securities	511	—	—	—	511	—
	$21,491	$(96)	$74,186	$(2,489)	$95,677	$(2,585)

On at least a quarterly basis, the Company evaluates the securities portfolio to determine if an other-than-temporary impairment (OTTI) needs to be recorded. For debt securities with fair values below carrying value, when the Company does not intend to sell a debt security, and it is more likely than not the Company will not have to sell the security before recovery of its cost basis, it recognizes the credit component of an OTTI of a debt security in earnings and the remaining portion in other comprehensive income. For held-to-maturity debt securities, the amount of an OTTI recorded in other comprehensive income for the noncredit portion of a previous OTTI is amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security. During 2020, 2019 and 2018, no securities were determined to have impairment that had become other than temporary.

The Company’s consolidated statements of income as of December 31, 2020, 2019 and 2018, reflect the full impairment (that is, the difference between the security’s amortized cost basis and fair value) on debt securities that the Company intends to sell or would more likely than not be required to sell before the expected recovery of the amortized cost basis. For available-for-sale and held-to-maturity debt securities that management has no intent to sell and believes that it more likely than not will not be required to sell prior to recovery, only the credit loss component of the impairment is recognized in earnings, while the noncredit loss is recognized in accumulated other comprehensive income. The credit loss component recognized in earnings is identified as the amount of principal cash flows not expected to be received over the remaining term of the security based on cash flow projections.

For equity securities, if any, when the Company has decided to sell an impaired available-for-sale security and the Company does not expect the fair value of the security to fully recover before the time of sale, the security is deemed other-than-temporarily impaired in the period in which the decision to sell is made. The Company recognizes an impairment loss when the impairment is deemed other than temporary even if a decision to sell has not been made.

Sources of Funds

General. Deposit accounts have traditionally been the principal source of the Bank’s funds for use in lending and for other general business purposes. In addition to deposits, the Bank obtains funds through advances from the Federal Home Loan Bank of Des Moines ("FHLBank") and other borrowings, loan repayments, loan sales, and cash flows generated from operations. Scheduled loan payments are a relatively stable source of funds, while deposit inflows and outflows and the related costs of such funds have varied widely. Borrowings such as FHLBank advances may be used on a short-term basis to compensate for seasonal reductions in deposits or deposit inflows at less than projected levels and may be used on a longer-term basis to support expanded lending activities. The availability of funds from loan sales is influenced by general interest rates as well as the volume of originations.

Deposits. The Bank attracts both short-term and long-term deposits from the general public by offering a wide variety of accounts and rates and also purchases brokered deposits from time to time. The Bank offers regular savings accounts, checking accounts, various money market accounts, fixed-interest rate certificates with varying maturities, certificates of deposit in minimum amounts of $100,000 ("Jumbo" accounts), brokered certificates and individual retirement accounts. In 2018, the Bank increased its deposits primarily through internal growth in time deposits and growth in brokered deposits, partially offset by a decrease in interest-bearing demand and savings deposits. In 2018, the Bank increased its brokered deposits by $101 million. Also in 2018, the Bank sold deposits totaling approximately $56 million. In 2019, the Bank increased its interest-bearing demand and savings deposits and non-interest-bearing demand deposits through internal growth. In 2019, the Bank increased its total time deposits by approximately $130 million. Time deposits originated through the Bank’s internet channel increased by $127 million and brokered deposits, including Certificate of Deposit Account Registry Service (CDARS) purchased funds, increased $45 million. The deposit growth and funds from borrowings were used to fund the Bank’s loan growth and increases in investment securities in 2018 and 2019. In 2020, the Bank increased its interest-bearing demand and savings deposits and non-interest-bearing demand deposits through internal growth. Both commercial and retail customer balances increased as the COVID-19 pandemic continued throughout 2020. During 2020, the Bank decreased its total time deposits by approximately $330 million. Time deposits originated through the Bank’s internet channel increased by $65 million and brokered deposits, including CDARS purchased funds, decreased $213 million. The brokered deposits were allowed to mature without replacement as other deposit categories increased.

The following table sets forth the dollar amount of deposits, by interest rate range, in the various types of deposit programs offered by the Bank at the dates indicated.

	December 31,
	2020		2019		2018
		Percent of		Percent of		Percent of
	Amount	Total	Amount	Total	Amount	Total

	(Dollars In Thousands)
Time deposits:
0.00% - 0.99%	$803,737	17.79%	$122,649	3.10%	$150,656	4.05%
1.00% - 1.99%	425,061	9.40	523,816	13.23	511,873	13.74
2.00% - 2.99%	143,417	3.18	1,053,914	26.61	857,973	23.03
3.00% - 3.99%	18,148	0.41	19,849	0.50	69,793	1.87
4.00% and above	429	0.01	881	0.02	1,116	0.03

Total time deposits	1,390,792	30.79	1,721,109	43.46	1,591,411	42.72
Non-interest-bearing demand deposits	984,798	21.80	687,068	17.35	661,061	17.75
Interest-bearing demand and savings deposits (0.22% - 0.55% - 0.46%)	2,141,313	47.41	1,551,929	39.19	1,472,535	39.53

Total Deposits	$4,516,903	100.00%	$3,960,106	100.00%	$3,725,007	100.00%

A table showing maturity information for the Bank’s time deposits as of December 31, 2020, is presented in Note 8 of the accompanying audited financial statements, which are included in Item 8 of this Report.

The variety of deposit accounts offered by the Bank has allowed it to be competitive in obtaining funds and respond with flexibility to changes in consumer demand. The Bank has become more susceptible to short-term fluctuations in deposit flows, as customers have become more interest rate conscious and the Bank’s deposit mix has changed to a smaller percentage of time deposits. The Bank manages the pricing of its deposits in keeping with its asset/liability management and profitability objectives. Based on its experience, management believes that its certificate accounts are relatively stable sources of deposits, while its checking accounts have proven to be more volatile. The ability of the Bank to attract and maintain deposits, and the rates paid on these deposits, has been and will continue to be significantly affected by money market conditions.

The following tables set forth the time remaining until maturity of the Bank's time deposits as of December 31, 2020. The first table reflects time deposits in denominations greater than $100,000 and the second table reflects time deposits in denominations greater than $250,000. The tables are based on information prepared in accordance with generally accepted accounting principles.

	Maturity
	3 Months	Over 3 to 6	Over 6 to 12	Over 12
	Or Less	Months	Months	Months	Total

	(In Thousands)
Time deposits:
Less than $100,000	$146,818	$99,845	$156,621	$65,230	$468,514
$100,000 or more	181,734	147,874	252,401	170,594	752,603
Brokered	58,302	33,043	—	67,399	158,744
Public funds(1)	2,152	2,861	5,628	290	10,931

Total	$389,006	$283,623	$414,650	$303,513	$1,390,792
(1)	Deposits from governmental and other public entities.

	Maturity
	3 Months	Over 3 to 6	Over 6 to 12	Over
	Or Less	Months	Months	12 Months	Total

	(In Thousands)
Time deposits:
Less than $250,000	$302,361	$221,770	$357,353	$225,626	$1,107,110
$250,000 or more	26,191	25,949	51,669	10,198	114,007
Brokered	58,302	33,043	—	67,399	158,744
Public funds(1)	2,152	2,861	5,628	290	10,931

Total	$389,006	$283,623	$414,650	$303,513	$1,390,792
(1)	Deposits from governmental and other public entities.

Brokered deposits. Brokered deposits are marketed through national brokerage firms to their customers in $1,000 increments. The Bank maintains only one account for the total deposit amount while the detailed records of owners are maintained by the Depository Trust Company under the name of CEDE & Co. The deposits are transferable just like a stock or bond investment and the customer can open the account with only a phone call or an online request. This provides a large deposit for the Bank at a lower operating cost since the Bank only has one account to maintain versus several accounts with multiple interest and maturity dates. At December 31, 2020 and 2019, the Bank had approximately $158.7 million and $371.7 million in brokered deposits, respectively.

Included in the brokered deposits total at December 31, 2020 and 2019, was $1.2 million and $209.1 million, respectively, in CDARS purchased funds accounts. CDARS purchased funds transactions represent an easy, cost-effective source of funding without collateralization or credit limits for the Company. Purchased funds transactions help the Company obtain large blocks of funding while providing control over pricing and diversity of wholesale funding options. Purchased funds transactions are obtained through a bid process that occurs weekly, with varying maturity terms.

Previously included in brokered deposits were CDARS reciprocal customer deposit accounts. In 2018, the FDIC amended its regulations to exclude these deposits from its definition of brokered deposits. CDARS reciprocal customer deposit accounts are accounts that are just like any other deposit account on the Company’s books, except that the account total exceeds the FDIC deposit insurance maximum. When a customer places a large deposit with a CDARS Network bank, that bank uses CDARS to place the funds into deposit accounts issued by other banks in the CDARS Network. This occurs in increments of less than the standard FDIC insurance maximum, so that both principal and interest are eligible for complete FDIC protection. Other Network members do the same thing with their customers' funds. At December 31, 2020 and 2019, the Bank had approximately $39.4 million and $35.3 million in CDARS reciprocal deposits, respectively.

Unlike non-brokered certificates of deposit, which can be withdrawn (with a penalty) prior to maturity for any reason, including increasing interest rates, a brokered deposit (excluding CDARS purchased funds) can only be withdrawn in the event of the death, or court declared mental incompetence, of the depositor. This allows the Bank to better manage the maturity of its deposits. Currently, the rates offered by the Bank for brokered deposits are similar to those offered for retail certificates of deposit of similar size and maturity. The Bank maintained increased liquidity during and after the economic recession that began in 2008. After 2009, we had gradually reduced the amount of brokered deposits (excluding CDARS purchased funds) utilized as we added deposits from FDIC-assisted acquisitions. As loan demand began to increase starting in 2013, we gradually increased our usage of brokered deposits again from time to time. During 2020, we decreased our usage of brokered deposits as we experienced growth in a variety of non-time deposits.

The Company may use interest rate swaps from time to time to manage its interest rate risks from recorded financial liabilities. In the past, the Company entered into interest rate swap agreements with the objective of economically hedging against the effects of changes in the fair value of its liabilities for fixed rate brokered certificates of deposit caused by changes in market interest rates. These interest rate swaps have allowed the Company to create funding of varying maturities at a variable rate that in the past has approximated three-month LIBOR. The Company did not utilize these types of interest rate swaps on brokered deposits in 2020, 2019 or 2018.

Borrowings. Great Southern's other sources of funds include advances from the FHLBank, a Qualified Loan Review ("QLR") arrangement with the FRB, customer repurchase agreements and other borrowings.

As a member of the FHLBank, the Bank is required to own capital stock in the FHLBank and is authorized to apply for advances from the FHLBank. Each FHLBank credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLBank may prescribe the acceptable uses for these advances, as well as other risks on availability, limitations on the size of the advances and repayment provisions. At both December 31, 2020 and 2019, the Bank had no FHLBank term advances outstanding. Additionally, the Bank had no outstanding overnight borrowings from the FHLBank at December 31, 2020 and $196.0 million at December 31, 2019. Because they are overnight borrowings, the outstanding balances are included in short-term borrowings in the Company’s financial statements. The Bank utilized FHLBank advances from time to time to fund loan growth during 2020 and 2019.

The Federal Reserve Bank of St. Louis (“FRBSL”) has a QLR program where the Bank can borrow on a temporary basis using commercial loans pledged to the FRBSL. Under the QLR program, the Bank can borrow any amount up to a calculated collateral value of the commercial loans pledged, for virtually any reason that creates a temporary cash need. Examples of this could be: (1) the need to fund for late outgoing wires or cash letter settlements, (2) the need to disburse one or several loans but the permanent source of funds will not be available for a few days; (3) a temporary spike in interest rates on other funding sources that are being used; or (4) the need to purchase a security for collateral pledging purposes a few days prior to the funds becoming available on an existing security that is maturing. The Bank had commercial, consumer and other loans pledged to the FRBSL at December 31, 2020 that would have allowed approximately $436.4 million to be borrowed under the above arrangement. There were no outstanding borrowings from the FRBSL at December 31, 2020 or 2019 and the facility was not used during 2020 or 2019.

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

In November 2006, Great Southern Capital Trust II ("Trust II"), a statutory trust formed by the Company for the purpose of issuing the securities, issued $25.0 million aggregate liquidation amount of floating rate cumulative trust preferred securities. The Trust II securities bear a floating distribution rate equal to 90-day LIBOR plus 1.60%. The Trust II securities became redeemable at the Company's option in February 2012, and if not sooner redeemed, mature on February 1, 2037. The Trust II securities were sold in a private transaction exempt from registration under the Securities Act of 1933, as amended. The gross proceeds of the offering were used to purchase Junior Subordinated Debentures from the Company totaling $25.8 million and bearing an interest rate identical to the distribution rate on the Trust II securities. The initial interest rate on the Trust II debentures was 6.98%. The interest rate was 1.81% and 3.51% at December 31, 2020 and 2019, respectively.

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

Amortization of the debt issuance costs during the years ended December 31, 2020 and 2019, totaled $608,000 and $434,000, respectively and is included in interest expense on subordinated notes in the consolidated statements of income, resulting in an imputed interest rate of 5.84% at December 31, 2020.

The following table sets forth the maximum month-end balances, average daily balances and weighted average interest rates of FHLBank advances during the periods indicated. In December 2018, the Company began utilizing FHLBank overnight borrowings instead of term FHLBank Advances. The FHLBank overnight advances are included in other borrowings below.

	Year Ended December 31,
	2020	2019	2018

	(Dollars In Thousands)

FHLBank Advances:
Maximum balance	$—	$—	$259,000
Average balance	—	—	190,245
Weighted average interest rate	—%	—%	2.09%

The following table sets forth certain information as to the Company’s FHLBank advances at the dates indicated.

	December 31,
	2020	2019	2018

	(Dollars In Thousands)

FHLBank Advances:	$—	$—	$—

Weighted average interest rate of FHLBank advances	—%	—%	—%

The following tables set forth the maximum month-end balances, average daily balances and weighted average interest rates of other borrowings during the periods indicated.

	Year Ended December 31, 2020
			Weighted
	Maximum	Average	Average
	Balance	Balance	Interest Rate

	(Dollars In Thousands)
Other Borrowings:
Securities sold under reverse repurchase agreements	$191,624	$140,938	0.02%
Overnight borrowings -- FHLBank	179,000	35,358	1.55
Collateral held for interest rate swap	39,980	5,939	1.59
Other	1,585	1,263	—

Total		$183,498	0.37%
Total maximum month-end balance	318,701

	Year Ended December 31, 2019
			Weighted
	Maximum	Average	Average
	Balance	Balance	Interest Rate

	(Dollars In Thousands)
Other Borrowings:
Securities sold under reverse repurchase agreements	$119,024	$102,615	0.02%
Overnight borrowings -- FHLBank	222,000	129,542	2.36
Collateral held for interest rate swap	40,020	26,517	2.12
Other	1,625	1,350	—

Total		$260,024	1.40%
Total maximum month-end balance	346,935

	Year Ended December 31, 2018
			Weighted
	Maximum	Average	Average
	Balance	Balance	Interest Rate

	(Dollars In Thousands)
Other Borrowings:
Securities sold under reverse repurchase agreements	$123,731	$104,512	0.03%
Overnight borrowings -- FHLBank	178,000	30,346	2.34
Collateral held for interest rate swap	13,100	993	2.24
Other	1,625	1,406	—

Total		$137,257	0.56%
Total maximum month-end balance	297,978

The following tables set forth year-end balances and weighted average interest rates of the Company’s other borrowings at the dates indicated.

	December 31,
	2020		2019		2018
		Weighted		Weighted		Weighted
		Average		Average		Average
		Interest		Interest		Interest
	Balance	Rate	Balance	Rate	Balance	Rate

	(Dollars In Thousands)
Other borrowings:
Securities sold under reverse repurchase agreements	$164,174	0.02%	$84,167	0.02%	$105,253	0.02%
Overnight borrowings -- FHLBank	—	—	196,000	1.73	178,000	2.63
Collateral held for interest rate swap	—	—	30,890	1.57	13,100	2.30
Other	1,518	—	1,267	—	1,625	—

Total	$165,692	0.02%	$312,324	1.25%	$297,978	1.68%

The following table sets forth the maximum month-end balances, average daily balances and weighted average interest rates of subordinated debentures issued to capital trusts during the periods indicated.

	Year Ended December 31,
	2020	2019	2018

	(Dollars In Thousands)
Subordinated debentures:
Maximum balance	$25,774	$25,774	$25,774
Average balance	25,774	25,774	25,774
Weighted average interest rate	2.44%	3.95%	3.70%

The following table sets forth certain information as to the Company’s subordinated debentures issued to capital trusts at the dates indicated.

	December 31,
	2020	2019	2018

	(Dollars In Thousands)

Subordinated debentures	$25,774	$25,774	$25,774
Weighted average interest rate of subordinated debentures	1.81%	3.51%	4.14%

The following table sets forth the maximum month-end balances, average daily balances and weighted average interest rates of subordinated notes during the periods indicated.

	Year Ended December 31,
	2020	2019	2018

	(Dollars In Thousands)
Subordinated notes:
Maximum balance	$148,397	$74,276	$73,842
Average balance	115,335	74,070	73,772
Weighted average interest rate	5.92%	5.91%	5.55%

The following table sets forth certain information as to the Company’s subordinated notes at the dates indicated.

	December 31,
	2020	2019	2018

	(Dollars In Thousands)

Subordinated notes	$148,397	$74,276	$73,842
Weighted average interest rate of subordinated debentures	5.84%	5.89%	5.55%

Subsidiaries

Great Southern. As a Missouri-chartered trust company, Great Southern may invest up to 3%, which was equal to $165.8 million at December 31, 2020, of its assets in service corporations. At December 31, 2020, the Bank's total investment in Great Southern Real Estate Development Corporation ("Real Estate Development") was $2.7 million. Real Estate Development was incorporated and organized in 2003 under the laws of the State of Missouri. At December 31, 2020, the Bank's total investment in Great Southern Financial Corporation ("GSFC") was $6.2 million. GSFC is incorporated under the laws of the State of Missouri, and has not had any business activity since November 30, 2012, when it sold Great Southern Insurance and Great Southern Travel, two divisions of Great Southern that were operated through GSFC. At December 31, 2020, the Bank's total investment in Great Southern Community Development Company, L.L.C. (“CDC”) and its subsidiary Great Southern CDE, L.L.C. ("CDE") was $715,000. CDC and CDE were formed in 2010 under the laws of the State of Missouri. At December 31, 2020, the Bank's total investment in GS, L.L.C. ("GSLLC") was $34.8 million. GSLLC was formed in 2005 under the laws of the State of Missouri. At December 31, 2020, the Bank's total investment in GSSC, L.L.C. ("GSSCLLC") was $21.0 million. GSSCLLC was formed in 2009 under the laws of the State of Missouri. At December 31, 2020, the Bank's total investment in GSRE Holding, L.L.C. ("GSRE Holding") was $2.5 million. GSRE Holding was formed in 2009 under the laws of the State of Missouri. At December 31, 2020, the Bank's total investment in GSRE Holding II, L.L.C. ("GSRE Holding II") was $966,000. GSRE Holding II was formed in 2009 under the laws of the State of Missouri. At December 31, 2020, the Bank's total investment in GSRE Holding III, L.L.C. ("GSRE Holding III") was $-0-. GSRE Holding III was formed in 2012 under the laws of the State of Missouri. At December 31, 2020, the Bank's total investment in GSTC Investments, L.L.C. ("GSTCLLC") was $6.5 million. GSTCLLC was formed in 2016 under the laws of the State of Missouri. These subsidiaries are primarily engaged in the activities described below. In addition, Great Southern has four other subsidiary companies that are not considered service corporations, GSB One, L.L.C., GSB Two, L.L.C., VFP Conclusion Holding, L.L.C. and VFP Conclusion Holding II, L.L.C. These companies are also described below.

Great Southern Real Estate Development Corporation. Generally, the purpose of Real Estate Development is to hold real estate assets which have been obtained through foreclosure by the Bank and which require ongoing operation of a business or completion of construction. During 2020 and 2019, Real Estate Development did not hold any real estate assets related to foreclosed property. Real Estate Development had net income of $-0- in each of the years ended December 31, 2020 and 2019.

Great Southern Community Development Company, L.L.C. and Great Southern CDE, L.L.C. Generally, the purpose of CDC is to invest in community development projects that have a public benefit and are permissible under Missouri and Kansas law. These include activities such as investing in real estate and investing in other community development entities. CDC also serves as parent to subsidiary CDE which invests in limited liability entities for the purpose of acquiring federal tax credits to be utilized by Great Southern. CDC had consolidated net income of $-0- in each of the years ended December 31, 2020 and 2019, respectively.

GS, L.L.C. GSLLC was organized in 2005. GSLLC is a limited liability company that invests in multiple limited liability entities for the purpose of acquiring state and federal tax credits which are utilized by Great Southern. GSLLC had net income of $549,000 and $115,000 in the years ended December 31, 2020 and 2019, respectively, which primarily resulted from the tax credits utilized by Great Southern.

GSSC, L.L.C. GSSCLLC was organized in 2009. GSSCLLC is a limited liability company that invests in multiple limited liability entities for the purpose of acquiring state tax credits which are utilized by Great Southern or sold to third parties. GSSCLLC had a net loss of $2,000 in each of the years ended December 31, 2020 and 2019, respectively.

GSRE Holding, L.L.C. Generally, the purpose of GSRE Holding is to hold real estate assets which have been obtained through foreclosure by the Bank and which require ongoing operation of a business or completion of construction. At December 31, 2020, GSRE Holding held cash of $2.5 million and no real estate assets. GSRE Holding had net losses of $7,000 and $86,000 in the years ended December 31, 2020 and 2019, respectively.

GSRE Holding II, L.L.C. Generally, the purpose of GSRE Holding II is to hold real estate assets which have been obtained through foreclosure by the Bank and which require ongoing operation of a business or completion of construction. In 2020 and 2019, GSRE Holding II did not hold any significant real estate assets. GSRE Holding II had net losses of $2,000 and $32,000 in the years ended December 31, 2020 and 2019, respectively.

GSRE Holding III, L.L.C. Generally, the purpose of GSRE Holding III is to hold real estate assets which have been obtained through foreclosure by the Bank and which require ongoing operation of a business or completion of construction. In 2020 and 2019, GSRE Holding III did not hold any significant real estate assets. GSRE Holding III had net income of $-0- in each of the years ended December 31, 2020 and 2019.

GSTC Investments, L.L.C. GSTCLLC was organized in 2016. GSTCLLC is a limited liability company that invests in multiple limited liability entities for the purpose of acquiring state and federal tax credits which are utilized by Great Southern. GSTCLLC had net income of $-0- in each of the years ended December 31, 2020 and 2019.

GSB One, L.L.C. At December 31, 2020, the Bank's total investment in GSB One, L.L.C. ("GSB One") and GSB Two, L.L.C. ("GSB Two") was $2.15 billion. The capital contribution was made by transferring participations in loans to GSB Two. GSB One is a Missouri limited liability company that was formed in 1998. Currently the only activity of this company is the ownership of GSB Two.

GSB Two, L.L.C. This is a Missouri limited liability company that was formed in 1998. GSB Two is a real estate investment trust ("REIT"). It holds participations in real estate mortgages transferred from the Bank. The Bank continues to service the loans in return for a management and servicing fee from GSB Two. GSB Two had net income of $65.6 million and $67.5 million in the years ended December 31, 2020 and 2019, respectively.

VFP Conclusion Holding, L.L.C. VFP Conclusion Holding, L.L.C. (“VFP”) is a Missouri limited liability company that was formed in 2011. Generally, the purpose of VFP is to hold real estate assets which have been obtained through foreclosure by the Bank. The real estate assets obtained through foreclosure were formerly collateral for a participation loan sold by the Bank. The Bank has a 50 percent interest in VFP and at December 31, 2020 its investment totaled $4.2 million. Two other entities also have interests in VFP as a result of their participation in the loan sold by the Bank. At December 31, 2020, the only asset of VFP was cash. VFP had net income of $-0- in each of the years ended December 31, 2020 and 2019.

VFP Conclusion Holding II, L.L.C. VFP Conclusion Holding II, L.L.C. (“VFP II”) is a Missouri limited liability company that was formed in 2012. Generally, the purpose of VFP II is to hold real estate assets which have been obtained through foreclosure by the Bank. The real estate assets obtained through foreclosure were formerly collateral for a participation loan sold by the Bank. The Bank has a 50 percent interest in VFP II and at December 31, 2020 its investment totaled $2.2 million. One other entity also has an interest in VFP II as a result of its participation in the loan sold by the Bank. At December 31, 2020, the only asset of VFP II was cash. VFP II had net income of $-0- for each of the years ended December 31, 2020 and 2019.

Competition

The banking industry in the Company's market areas is highly competitive. In addition to competing with other commercial and savings banks, the Company competes with credit unions, finance companies, leasing companies, mortgage companies, insurance companies, brokerage and investment banking firms, financial technology “fintech” companies, and many other financial service firms. Competition is based on a number of factors including, among others, customer service, quality and range of products and services offered, price, reputation, interest rates on loans and deposits, lending limits and customer convenience. Our ability to continue to compete effectively also depends in large part on our ability to attract new employees and retain and motivate our existing employees, while managing compensation and other costs.

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

The Company encounters strong competition in attracting deposits throughout its six-state retail footprint. The Company attracts a significant amount of deposits through its branch offices primarily from the communities in which those branch offices are located. Of our total 94 branch offices at the end of 2020, 72.9% of our deposit franchise dollars were located in Missouri, where our total market share at June 30, 2020, was 1.7%, or ninth in the state (based on FDIC market share deposits). The financial institutions with the top three market share positions in Missouri at June 30, 2020, were Bank of America, U.S. Bank, and UMB Bank, which had a combined market share of 29.9%. We also have branch offices in the states of Iowa, Kansas, Minnesota, Nebraska and Arkansas, which made up 14.2%, 6.9%, 5.0%, 0.5%, and 0.5% of our total deposit franchise dollars, respectively (based on our total deposits as of December 31, 2020). The Company's market share in its primary metropolitan statistical areas was as follows at June 30, 2020:

	Number of	Percentage of Total
Metropolitan Statistical Area	Branch Offices	Market Share	Rank	Institution with Leading Market Share Position
Springfield, MO	19	16.7%	1	Great Southern Bank
Sioux City, IA-NE-SD	6	6.8%	5	Security National Bank of Sioux City
Davenport/Moline/Rock Island, IA-IL	3	1.2%	20	Quad City Bank and Trust Co.
Des Moines/West Des Moines, IA	5	0.8%	21	Principal Bank
St. Louis, MO-IL	19	0.5%	29	Bank of America
Kansas City, MO-KS	8	0.3%	33	UMB Bank
Fayetteville/Springdale/Rogers, AR-MO	1	0.2%	28	Arvest Bank
Minneapolis/St. Paul/Bloomington, MN-WI	4	0.1%	51	US Bank NA

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

Competition in originating real estate loans comes primarily from other commercial banks, savings institutions and mortgage bankers making loans secured by real estate located in the Bank’s market area. The specific institutions are similar to those discussed above in regards to deposit market share. Commercial banks and finance companies provide vigorous competition in commercial and consumer lending. The Bank competes for real estate and other loans principally on the basis of the interest rates and loan fees it charges, the types of loans it originates, the quality of services it provides to borrowers and the locations of our branch office network and loan production offices.

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

Employees and Human Capital Resources

At December 31, 2020, the Company and its affiliates had a total of 1,156 employees, including 242 part-time employees. None of the Company’s employees are represented by any collective bargaining agreement. Management considers its employee relations to be good.

Our human capital objectives include attracting, training, motivating, rewarding and retaining our employees. We encourage and support the growth and development of our employees and, wherever possible, seek to fill positions by promotion and transfer from within the organization. Continual learning and career development are advanced through annual performance and development conversations with employees, internally developed training programs, customized corporate training engagements and seminars, conferences, and other training events employees are encouraged to attend in connection with their job duties.

We are also committed and focused on the health and safety of our associates, customers, and communities. The COVID-19 pandemic presented challenges to maintain associate and customer safety while continuing to be open for business. Company management has closely monitored information related to the pandemic and has followed federal and state guidelines for public safety. Current information is shared through regular emails and other digital communications with our associates and customers. Through teamwork and the adaptability of our management and staff, we were able to quickly transition to a flexible work schedule allowing many employees to effectively work from remote Company locations or their homes and ensure a safely-distanced working environment for employees performing customer-facing activities, at branches and operations centers. All employees are asked not to come to work when they experience signs or symptoms of a possible COVID-19 illness and have been provided paid time off to cover compensation during such absences. The Company’s Employee Assistance Program was enhanced at no cost to associates and family members seeking counseling services for mental health and emotional support needs. As a token of appreciation for our employees’ dedication over the past several months, and to help support some of the financial needs of our associates, in March 2020 and again in August 2020, the Company rewarded all full-time and part-time associates with special pre-tax bonuses of $1,000 and $600, respectively. These two bonus payments and related benefit expenses totaled $2.2 million during 2020.

Great Southern associates actively share their talents in their communities through leadership roles and volunteer activities in education, economic development, human and health services, and Community Reinvestment. Our Community Matters program allows each associate to be paid up to 32 hours per year, with supervisory approval, to volunteer for activities in their community during normal work hours. During 2020, Great Southern associates donated more than 6,000 hours in support of more than 200 organizations. Even through a pandemic, Great Southern associates found creative ways to give back to their communities. Each year, the Bill and Ann Turner Distinguished Community Service Award is presented to a Great Southern associate who demonstrates excellence in volunteer service to their community. Every year, all associates are encouraged to nominate coworkers for this award. An external panel of community leaders reviews the nominees and determines the award winner. In addition, to volunteerism, Great Southern associates generously supported their communities in 2020 through monetary donations, totaling nearly $74,000.

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

Interstate Banking and Branching

Federal law allows the FRB to approve an application of a bank holding company to acquire control of, or acquire all or substantially all of the assets of, a bank located in a state other than such holding company’s home state, without regard to whether the transaction is prohibited by the laws of any state. The FRB may not approve the acquisition of a bank that has not been in existence for the minimum time period (not exceeding five years) specified by the statutory law of the host state. Federal law also prohibits the FRB from approving such an application if the applicant (and its depository institution affiliates) controls or would control more than 10% of the insured deposits in the United States or if the applicant would control 30% or more of the deposits in any state in which the target bank maintains a branch and in which the applicant or any of its depository institution affiliates controls a depository institution or branch immediately prior to the acquisition of the target bank. Federal law does not affect the authority of states to limit the percentage of total insured deposits in the state which may be held or controlled by a bank or bank holding company to the extent such limitation does not discriminate against out-of-state banks or bank holding companies. Individual states may also waive the 30% state-wide concentration limit. Missouri law prohibits a bank holding company from acquiring a depository institution if total deposits would exceed 13% of statewide deposits excluding bank certificates of deposit of $100,000 or more, deposits from sources outside the United States and deposits of banks other than banks controlled by the bank holding company.

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

Dividends

The FRB has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the FRB’s view that a bank holding company should pay cash dividends only to the extent that its net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the holding company’s capital needs, asset quality and overall financial condition. The FRB also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, a bank holding company may be prohibited from paying any dividends if the holding company’s bank subsidiary is not adequately capitalized, and dividends payable by a bank holding company and its depository institutions subsidiaries can be restricted if the capital conservation buffer requirement is not met. See “Capital” below.

A bank holding company is required to give the FRB prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the company’s consolidated net worth. The FRB may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, FRB order, or any condition imposed by, or written agreement with, the FRB. This notification requirement does not apply to any company that meets the well-capitalized standard for bank holding companies, is well-managed, and is not subject to any unresolved supervisory issues. Under Missouri law, the Bank may pay dividends from certain undivided profits and may not pay dividends if its capital is impaired. Dividends of the Company and the Bank may also be restricted under the capital conservation buffer rules, as discussed below under “—Capital.”

Capital

The Company and the Bank are subject to capital regulations adopted by the FRB and the FDIC, which established minimum required ratios for common equity Tier 1 (“CET1”) capital, Tier 1 capital and total capital and the  minimum leverage ratio; set forth the risk-weightings of  assets and certain off-balance sheet items for purposes of the risk-based capital ratios; require an additional capital conservation buffer over the required risk-based capital ratios, and define what qualifies as capital for purposes of meeting the capital requirements.

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

The Financial Accounting Standards Board has adopted a new accounting standard for US Generally Accepted Accounting Principles that was to become effective for us on January 1, 2020. However, the CARES Act allowed for a delay in the adoption of this standard. The Company elected to delay adoption until January 1, 2021. This standard, referred to as Current Expected Credit Loss, or CECL, requires FDIC-insured institutions and their holding companies (banking organizations) to recognize credit losses expected over the life of certain financial assets. CECL covers a broader range of assets than the current method of recognizing credit losses and generally results in earlier recognition of credit losses. Upon adoption of CECL, a banking organization must record a one-time adjustment to its credit loss allowances as of the beginning of the fiscal year of adoption equal to the difference, if any, between the amount of credit loss allowances under the current methodology and the amount required under CECL. For a banking organization, implementation of CECL is generally likely to reduce retained earnings, and to affect other items, in a manner that reduces its regulatory capital. The federal banking regulators (the Federal Reserve, the OCC and the FDIC) have adopted a rule that gives a banking organization the option to phase in over a three-year period the day-one adverse effects of CECL on its regulatory capital.

Under the FDIC’s prompt corrective action standards, in order to be considered well-capitalized, the Bank must have a ratio of CET1 capital to risk-weighted assets of 6.5%, a ratio of Tier 1 capital to risk-weighted assets of 8%, a ratio of total capital to risk-weighted assets of 10%, and a leverage ratio of 5%; and must not be subject to any written agreement, order, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. In order to be considered adequately capitalized, an institution must have the minimum capital ratios described above. As of December 31, 2020, the Bank was “well-capitalized.” An institution that is not well-capitalized is subject to certain restrictions on brokered deposits and interest rates on deposits.

The federal banking regulators are required to take prompt corrective action if an institution fails to satisfy the requirements to qualify as adequately capitalized. All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees that would cause the institution to fail to satisfy the requirements to qualify as adequately capitalized. An institution that is not at least adequately capitalized is: (i) subject to increased monitoring by the appropriate federal banking regulator; (ii) required to submit an acceptable capital restoration plan (including certain guarantees by any company controlling the institution) within 45 days; (iii) subject to asset growth limits; and (iv) required to obtain prior regulatory approval for acquisitions, branching and new lines of business. Additional restrictions and appointment of a receiver or conservator, can apply, depending on the institution’s capital level. The FDIC has jurisdiction over the Bank for purposes of prompt corrective action. When the FDIC as receiver liquidates an institution, the claims of depositors and the FDIC as their successor (for deposits covered by FDIC insurance) have priority over other unsecured claims against the institution, including claims of stockholders.

To be considered "well-capitalized," a bank holding company must have, on a consolidated basis, a total risk-based capital ratio of 10.0% or greater and a Tier 1 risk-based capital ratio of 6.0% or greater and must not be subject to an individual order, directive or agreement under which the FRB requires it to maintain a specific capital level. As of December 31, 2020, the Company was "well-capitalized."

The federal banking agencies consider concentrations of credit risk and risks from non-traditional activities, as well as an institution’s ability to manage those risks, when determining the adequacy of an institution’s capital. This evaluation is generally made as part of the institution’s regular safety and soundness examination. Under their regulations, the federal banking agencies also consider interest rate risk (when the interest rate sensitivity of an institution’s assets does not match the sensitivity of its liabilities or its off-balance-sheet position) in the evaluation of a bank’s capital adequacy. The banking agencies have issued guidance on evaluating interest rate risk.

Although we continue to evaluate the impact that the capital rules have on the Company and the Bank, we anticipate that the Company and the Bank will remain well-capitalized, and will continue to meet the capital conservation buffer requirement.

Effective January 1, 2020, a bank that elects to use the Community Bank Leverage Ratio will generally be considered well-capitalized and to have met the risk-based and leverage capital requirements of the capital regulations if it has a leverage ratio greater than 9.0%. To be eligible to elect the Community Bank Leverage Ratio, the bank also must have total consolidated assets of less than $10 billion, off-balance sheet exposures of 25% or less of its total consolidated assets, and trading assets and trading liabilities of 5.0% or less of its total consolidated assets, all as of the end of the most recent quarter. Similarly, effective January 1, 2020, a bank holding company that elects to use the Community Bank Leverage Ratio will generally be considered to have met the risk-based and leverage capital requirements of the capital regulations if it has a leverage ratio greater than 9.0% if it elects the Community Bank Leverage Ratio based on the same eligibility criteria as described for the bank. We did not elect to utilize the Community Bank Leverage Ratio for either the Company or the Bank.

In April 2020, pursuant to the CARES Act, the federal bank regulatory agencies announced the issuance of two interim final rules, to provide temporary relief to community banking organizations. Under the interim final rules, the Community Bank Leverage Ratio requirement is a minimum of 8% for calendar year 2020, 8.5% for calendar year 2021, and 9% thereafter. The Company and the Bank have chosen to not utilize the new Community Bank Leverage Ratio due to the Company’s size and complexity, including its commercial real estate and construction lending concentrations and significant off-balance sheet funding commitments.

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

The Dodd-Frank Act establishes 1.35% as the minimum reserve ratio. The FDIC adopted a plan to meet this ratio, which was achieved on September 30, 2018, ahead of the September 30, 2020 statutory deadline. In addition to the statutory minimum ratio, the FDIC has the authority to establish a reserve ratio known as the designated reserve ratio or DRR, which may exceed the statutory minimum. The FDIC has established 2.0% as the DRR. The Dodd-Frank Act requires the FDIC to offset the effect on institutions with assets less than $10 billion of the increase in the statutory minimum reserve ratio to 1.35% from the former statutory minimum of 1.15%. To implement the offset requirement, the FDIC imposed a surcharge on institutions with assets of $10 billion or more during a temporary period that ended on September 30, 2018. Smaller institutions like Great Southern received credits against their deposit insurance assessments due in fiscal 2020, which reduced their regular assessments.

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

Federal Reserve System

The FRB requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. Due to the COVID-19 pandemic, the FRB has temporarily suspended the reserve requirements. At December 31, 2020, the Bank was not required to maintain any reserves for these deposit accounts.

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

As a member, Great Southern is required to purchase and maintain stock in the FHLBank of Des Moines in an amount equal to the greater of 1% of its outstanding home loans or 5% of its outstanding FHLBank advances. At December 31, 2020, Great Southern had $6.0 million in FHLBank of Des Moines stock, which was in compliance with this requirement. In past years, the Bank has received dividends on its FHLBank stock. Over the past five years, such dividends have averaged 4.73% and were 5.50% for the year ended December 31, 2020.

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

Bad Debt Deduction

As of December 31, 2020 and 2019, retained earnings included approximately $17.5 million for which no deferred income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions for tax purposes only for tax years prior to 1988. If the Bank were to liquidate, the entire amount would have to be recaptured and would create income for tax purposes only, which would be subject to the then-current corporate income tax rate. The unrecorded deferred income tax liability on the above amount was approximately $3.9 million at both December 31, 2020 and 2019.

The Bank is required to follow the specific charge-off method which only allows a bad debt deduction equal to actual charge-offs, net of recoveries, experienced during the fiscal year of the deduction. In a year where recoveries exceed charge-offs, the Bank would be required to include the net recoveries in taxable income.

Interest Deduction

In the case of a financial institution, such as the Bank, no deduction is allowed for the pro rata portion of its interest expense which is allocable to tax-exempt interest on obligations acquired after August 7, 1986. A limited class of tax-exempt obligations acquired after

August 7, 1986 will not be subject to this complete disallowance rule. For certain tax-exempt obligations issued in 2009 and 2010, an amount of tax-exempt obligations that are not generally considered part of the “limited class of tax-exempt obligations” noted above may be treated as part of the “limited class of tax-exempt obligations” to the extent of two percent of a financial institution’s total assets. For tax-exempt obligations acquired after December 31, 1982 and before August 8, 1986 and for obligations acquired after August 7, 1986 that are not subject to the complete disallowance rule, 80% of interest incurred to purchase or carry such obligations will be deductible. No portion of the interest expense allocable to tax-exempt obligations acquired by a financial institution before January 1, 1983, which is otherwise deductible, will be disallowed. The interest expense disallowance rules cited above have not significantly impacted the Bank.

Alternative Minimum Tax

Through 2017, corporations generally were subject to a 20% corporate alternative minimum tax ("AMT"). A corporation must pay the AMT to the extent it exceeds that corporation’s regular federal income tax liability The AMT is imposed on "alternative minimum taxable income," defined as taxable income with certain adjustments and tax preference items, less any available exemption. Such adjustments and items include, but are not limited to, (i) net interest received on certain tax-exempt bonds issued after August 7, 1986; and (ii) 75% of the difference between adjusted current earnings and alternative minimum taxable income, as otherwise determined with certain adjustments. Net operating loss carryovers may be utilized, subject to adjustment, to offset up to 90% of the alternative minimum taxable income, as otherwise determined. Any AMT paid may be credited against future regular federal income tax liabilities to the extent the regular federal income tax liability exceeds the AMT liability. In addition, certain credits may be used to reduce AMT obligations. The Company has invested in certain partnerships that generate tax credits (low-income housing and rehabilitation tax credits) that may be used to reduce their AMT.

State Taxation

Missouri-based banks, such as the Bank, are subject to a franchise tax which is imposed on the bank’s taxable income at the rate of 7% of the taxable income (determined without regard for any net operating losses) - income-based calculation. Missouri-based banks are entitled to a credit against the income-based franchise tax for all other state or local taxes on banks, except taxes on real estate, unemployment taxes, bank tax, and taxes on tangible personal property owned by the Bank and held for lease or rental to others. Beginning in 2020, the Missouri franchise tax rate is reduced to 4.48%.

The Company and all subsidiaries are subject to a Missouri income tax that is imposed on the corporation’s taxable income at the rate of 6.25%. The return is filed on a consolidated basis by all members of the consolidated group, including the Bank but excluding GSB Two. As a REIT, GSB Two files a separate Missouri income tax return. Beginning in 2020, the Missouri corporate income tax rate is reduced to 4.00%.

The Bank also has full-service offices in Kansas, Iowa, Minnesota, Nebraska and Arkansas, and has commercial loan production offices in Texas, Oklahoma, Nebraska, Illinois, Colorado and Georgia. As a result, the Bank is subject to franchise and income taxes that are imposed on the corporation’s taxable income attributable to those states.

As a Maryland corporation, the Company is required to file an annual report with and pay an annual fee to the State of Maryland.

Examinations

The Company and its consolidated subsidiaries have not been audited recently by the Internal Revenue Service (IRS) except as described here. The Company, through one of its subsidiaries, is a partner in two partnerships which were under IRS examination for 2006 and 2007. As a result, the Company’s 2006 and subsequent tax years remained open for examination. The examinations of these partnerships were completed during 2019. The completion of these examinations did not result in significant changes to the Company’s tax position. As a result, federal tax years through December 31, 2016 are now closed.

The Company is currently under State of Missouri income and franchise tax examinations for its 2014 and 2015 tax years. The Company does not currently expect significant adjustments to its financial statements from these state examinations.

Tax Reform

In the fourth quarter of 2017 the Company re-measured its deferred tax assets and liabilities as a result of the enactment on December 22, 2017 of H.R.1, originally known as the “Tax Cuts and Jobs Act” (the “Tax Reform Legislation”). The Tax Reform Legislation became effective January 1, 2018 and modified the tax law in many ways. The centerpiece of the Tax Reform Legislation is the reduction of the federal corporate income tax rate from 35% to 21%. All deferred tax items as of December 22, 2017 needed to be re-valued using the new federal corporate income tax rate of 21%. As a result, income tax expense decreased $2.1 million in 2017 associated with re-valuing the deferred tax asset.

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

ITEM 1A.RISK FACTORS

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

Risks Relating to Macroeconomic Conditions

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

Up to 50% of our non-frontline associates have been working remotely to enable us to continue to provide banking services to our customers. Some of these associates have returned to their normal workplace, but most are still working remotely. Heightened cybersecurity, information security and operational risks may result from these work-from-home arrangements. We also could be adversely affected if key personnel or a significant number of employees were to become unavailable due to the effects of, and restrictions resulting from, the COVID-19 pandemic. We also rely upon our third-party vendors to conduct business and to process, record and monitor transactions. If any of these vendors are unable to continue to provide us with these services, it could negatively impact our ability to serve our customers. Although we have business continuity plans and other safeguards in place, there is no assurance that such plans and safeguards will be effective.

There is pervasive uncertainty surrounding the future economic conditions that will emerge in the months and years following the start of the COVID-19 pandemic. As a result, management is confronted with a significant and unfamiliar degree of uncertainty in estimating the impact of the pandemic on credit quality, revenues and asset values. The pandemic has resulted in declines in loan demand and loan originations, other than through government sponsored programs such as the Payroll Protection Program (“PPP”), and lower market interest rates, and has negatively impacted the ability of many of our business and consumer borrowers to make their loan payments. Because the length of the pandemic and the efficacy of the extraordinary measures being put in place to address its economic consequences are unknown, including recent reductions in the targeted federal funds rate, until the pandemic subsides, we expect our net interest income and net interest margin will be adversely affected in the near-term, if not longer. Many of our consumer borrowers have become unemployed or may face unemployment, and certain of our business borrowers are at risk of insolvency as their revenues decline precipitously, especially in businesses related to retail, travel, hospitality and leisure. Businesses may ultimately not reopen as there is a significant level of uncertainty regarding the level of economic activity that will return to our markets over time, the impact of governmental assistance, the speed of economic recovery, challenges associated with vaccines, the resurgence of COVID-19 in subsequent seasons and changes to demographic and social norms that will take place.

The impact of the pandemic is expected to continue to adversely affect us during the remainder of 2021 and possibly longer. Although the Company makes estimates of credit losses related to the pandemic as part of its evaluation of the allowance for credit losses, such estimates involve significant judgment and are made in the context of significant uncertainty as to the impact the pandemic will have on the credit quality of our loan portfolio. It is likely that loan delinquencies, adversely classified loans and loan charge-offs will increase in the future as a result of the pandemic. Consistent with guidance provided by banking regulators, we have modified loans by providing various loan payment deferral options to our borrowers affected by the COVID-19 pandemic. Notwithstanding these modifications, these borrowers may not be able to resume making full payments on their loans if and when the COVID-19 pandemic subsides. Any increases in the allowance for loan losses will result in a decrease in net income and, most likely, capital, and may have a material negative effect on our financial condition and results of operations.

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

The U.S. economy will likely require an extensive period of time to recover from the effects of the COVID-19 pandemic. To the extent the effects of the COVID-19 pandemic adversely impact our business, financial condition, liquidity or results of operations, it may also have the effect of heightening many of the other risks described in this section.

Economic conditions have adversely affected and could continue to adversely affect our business and financial performance.

Our financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services that we offer, is highly dependent upon the business environment in the markets where we operate and in the United States as a whole. A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, low unemployment, high business and investor confidence, and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment; natural disasters; terrorist acts; or a combination of these or other factors. An economic downturn, sustained high unemployment levels, or stock market volatility may negatively impact our operating results and have a negative effect on the ability of our borrowers to make timely repayments of their loans, increasing the risk of loan defaults and losses.

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

Our lending and deposit gathering activities historically were concentrated primarily in the Springfield and southwest Missouri areas. Our success continues to depend heavily on general economic conditions in Springfield and the surrounding areas. Although we believe the economy in these areas has recently been favorable relative to other areas, we do not know whether these conditions will continue. Until the past few years, our greatest concentration of loans and deposits has traditionally been in the Greater Springfield area. With a population of approximately 467,000, the Greater Springfield area is the third largest metropolitan area in Missouri. At December 31, 2020, approximately $342.7 million of our loan portfolio consisted of loans to borrowers in or secured by properties in the Springfield, Missouri metropolitan area.

Contiguous to Springfield is the Branson, Mo. area, which is a vacation and entertainment center, attracting tourists to its lakes, theme parks, resorts, country music and novelty shows and other recreational facilities. The Branson area experienced rapid growth in the early 1990s, with stable to slightly negative growth trends occurring in the late 1990s and into the early 2000s. Branson experienced growth again in the late 2000s as a result of a large retail, hotel, and convention center project which was constructed in Branson’s historic downtown. In addition, several large national retailers opened new stores in Branson. In 2010 through 2017, Branson experienced some negative growth trends with fewer visitors and the closing of some motels and shows. With its economy heavily dependent on entertainment and tourism, Branson has been hit especially hard by the COVID-19 pandemic. Residential construction has been very limited in the past few years and little net growth has occurred in Branson’s commercial real estate market segments. At December 31, 2020, approximately $56.6 million of our loan portfolio consisted of loans to borrowers in or secured by properties in the two-county region that includes the Branson area.

In addition to the concentrations in the southwest Missouri area, we now have our largest concentration of loans to borrowers in or secured by properties in the St. Louis, Mo. metropolitan area. At December 31, 2020, approximately $804.1 million of our loan portfolio consisted of loans for apartments, industrial revenue bonds and other types of commercial properties in the St. Louis, Mo. metropolitan area.

In addition to the concentrations discussed above, we have a concentration of loans to borrowers in or secured by properties in the States of Texas and Oklahoma. At December 31, 2020, approximately $430.7 million and $319.4 million of our loan portfolio consisted of loans primarily for various types of commercial real estate in the States of Texas and Oklahoma, respectively.

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

In more recent years, we opened commercial loan production offices in Atlanta, Chicago and Denver. We expect loan growth in these offices to result in significant loan balances in Georgia, Illinois, and Colorado.

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

Risks Relating to Lending Activities

Our loan portfolio possesses increased risk due to our relatively high concentration of commercial and residential construction, commercial real estate, other residential (multi-family) and other commercial loans.

Our commercial and other residential (multi-family) construction, commercial real estate, other residential (multi-family) and other commercial loans accounted for approximately 82.7% of our total loan portfolio as of December 31, 2020. Generally, we consider these types of loans to involve a higher degree of risk compared to first mortgage loans on one- to four-family, owner-occupied residential properties. At December 31, 2020, we had $1.37 billion of loans secured by apartments (including those under construction), $387.3 million of loans secured by retail-related projects, $484.4 million of loans secured by office/warehouse facilities, $305.9 million of loans secured by healthcare facilities, and $242.3 million of loans secured by motels/hotels, which are particularly sensitive to certain risks, including the following:

●	large loan balances owed by a single borrower;
●	payments that are dependent on the successful operation of the project; and
●	loans that are more directly impacted by adverse conditions in the real estate market or the economy generally.

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

We plan to continue to originate commercial real estate and construction loans based on economic and market conditions. From 2008 to 2013, there was not significant demand for these types of loans due to the economic downturn. In more recent years, demand for these types of loans has increased and we expect to continue to originate these types of loans. Because of the increased risks related to these types of loans, we may determine it necessary to increase the level of our provision for credit losses. Increased provisions for credit losses would adversely impact our operating results. See “Item 1. Business-The Company-Lending Activities-Commercial Real Estate and Construction Lending,” “-Other Commercial Lending,” “-Residential Real Estate Lending” and “-Allowance for Losses on Loans and Foreclosed Assets” and “Item 7. Management’s Discussion of Financial Condition and Results of Operations – Non-performing Assets” in this Report.

A slowdown in the residential or commercial real estate markets may adversely affect our earnings and liquidity position.

The overall credit quality of our construction loan portfolio is impacted by trends in real estate values. We continually monitor changes in key regional and national economic factors because changes in these factors can impact our residential and commercial construction loan portfolio and the ability of our borrowers to repay their loans. Across the United States for several years, the residential real estate market experienced significant adverse trends, including accelerated price depreciation and rising delinquency and default rates, and weaknesses arose in the commercial real estate market as well. The conditions in the residential real estate market led to significant increases in loan delinquencies and credit losses as well as higher provisioning for credit losses, which in turn had a negative effect on earnings for many banks across the country. Likewise, we also experienced delinquencies in our construction loan portfolio, almost entirely related to loans originated prior to 2009. Many of these older construction projects were “build to sell” types of projects where repayment of the loans was reliant on the borrower completing the project and then selling it. Conditions of both the residential and the commercial real estate markets could negatively impact real estate values and the ability of our borrowers to liquidate properties. A lack of liquidity in the real estate market or tightening of credit standards within the banking industry could diminish sales, further reducing our borrowers’ cash flows and weakening their ability to repay their debt obligations to us, which could lead to material adverse impacts on our financial condition and results of operations.

Our loan portfolio also possesses increased risk due to our concentration in consumer loans.

Our consumer loan portfolio, which includes home equity loans, grew significantly between 2010 and 2016. Consumer loan aggregate balances peaked at December 31, 2016 at $673.0 million, or 15.3% of our loan portfolio at that time. Since 2016, consumer loans have decreased to $241.6 million (this total includes $114.7 million of home equity loans), or 5.6% of our total loan portfolio as of December 31, 2020. Consumer loans may entail greater risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciable assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower's continuing financial strength, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state consumer bankruptcy and insolvency laws, may limit the amount which can be recovered on these loans. These loans may also give rise to claims and defenses by a consumer loan borrower against an assignee of these loans such as the Bank, and a borrower may be able to assert against the assignee claims and defenses which it has against the seller of the underlying collateral.

A large portion of our consumer loans are secured by automobiles and, to a lesser extent, boats, recreational vehicles and manufactured homes, most of which are made by us indirectly through dealers in these products. Through these dealer relationships, the dealer completes the application with the consumer and then submits it to us for credit approval. As a result, we have limited personal contact with the borrower, creating an additional risk element for us. Effective March 2019, we stopped originating new indirect automobile loans through dealers.

Our allowance for credit losses may prove to be insufficient to absorb potential losses in our loan portfolio.

Lending money is a substantial part of our business. However, every loan we make carries a certain risk of non-payment. This risk is affected by, among other things:

●	cash flows of the borrower and/or the project being financed;
●	in the case of a collateralized loan, the changes and uncertainties as to the future value of the collateral;
●	the credit history of a particular borrower;
●	changes in economic and industry conditions; and
●	the duration of the loan.

We maintain an allowance for credit losses that we believe reflects a reasonable estimate of known and inherent losses within the loan portfolio. We make various assumptions and judgments about the collectability of our loan portfolio. Through a periodic review and consideration of the loan portfolio, management determines the amount of the allowance for loan losses by considering general market conditions, credit quality of the loan portfolio, the collateral supporting the loans and performance of customers relative to their financial obligations with us. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond our control, and these losses may exceed current estimates. Growing loan portfolios are, by their nature, unseasoned. As a result, estimating credit loss allowances for growing portfolios is more difficult, and may be more susceptible to changes in estimates, and to losses exceeding estimates, than more seasoned portfolios. We cannot fully predict the amount or timing of losses or whether the loss allowance will be adequate in the future. Excessive credit losses and significant additions to our allowance for credit losses could have a material adverse impact on our financial condition and results of operations.

In addition, bank regulators periodically review our allowance for credit losses and may require us to increase our provision for credit losses or recognize further loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities might have a material adverse effect on our financial condition and results of operations.

Risks Relating to Market Interest Rates

We may be adversely affected by interest rate changes.

Our earnings are largely dependent upon our net interest income. Net interest income is the difference between interest income earned on interest-earning assets such as loans and investment securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies, in particular, the FRB. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings, but these changes could also affect our ability to originate loans and obtain deposits, the fair values of our financial assets and liabilities and the average duration of our loan and mortgage-backed securities portfolios. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. In addition, a substantial portion of our loans (approximately 52% of our total loan portfolio as of December 31, 2020) have adjustable rates of interest. While the higher payment amounts we would receive on these loans in a rising interest rate environment may increase our interest income, some borrowers may be unable to afford the higher payment amounts, which may result in a higher rate of default. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.

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

The replacement of the LIBOR benchmark interest rate may adversely affect us.

Certain loans made by us and financing extended to us are made at variable rates that use LIBOR as a benchmark for establishing the interest rate. In addition, we also have investments, interest rate derivatives and borrowings that reference LIBOR. On July 27, 2017, the United Kingdom’s Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. Subsequently, on November 30, 2020, the ICE Benchmark Administration announced its plan to extend the date most U.S. dollar LIBOR values would cease being computed to June 30, 2023. On the same date, the FRB. FDIC and OCC issued a joint statement encouraging banks to cease entering into new contracts that use U.S. dollar LIBOR as a reference rate as soon as practicable and no later than December 31, 2021. In the United States, efforts to identify a set of alternative U.S. dollar reference interest rates are ongoing, and the Alternative Reference Rates Committee (ARRC) has recommended the use of a Secured Overnight

Funding Rate (SOFR). SOFR is different from LIBOR in that it is a backward-looking secured rate rather than a forward-looking unsecured rate. These differences could lead to a greater disconnect between our costs to raise funds for SOFR as compared to LIBOR. The implementation of a substitute index or indices for the calculation of interest rates under our loan agreements with our borrowers may incur significant expenses in effecting the transition, may result in reduced loan balances if borrowers do not accept the substitute index or indices, and may result in disputes or litigation with customers over the appropriateness or comparability to LIBOR of the substitute index or indices, which could have an adverse effect on our results of operations. These reforms may cause LIBOR to cease to exist, new methods of calculating LIBOR to be established or the establishment of multiple alternative reference rates. These consequences cannot be entirely predicted and could have an adverse impact on the market value for or value of LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us.

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

Risks Relating to Liquidity

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

Due to the high level of competition for deposits in our markets, we have from time to time utilized a sizable amount of certificates of deposit obtained through deposit brokers and advances from the FHLBank to help fund our asset base. Brokered deposits are marketed through national brokerage firms that solicit funds from their customers for deposit in banks, including our bank. Brokered deposits and FHLBank advances may generally be more sensitive to changes in interest rates and volatility in the capital markets than retail deposits attracted through our branch network, and our reliance on these sources of funds increases the sensitivity of our portfolio to these external factors. Our brokered deposits and term FHLBank advances totaled $158.7 million and $-0- at December 31, 2020, compared with $371.7 million and $-0- at December 31, 2019. We had overnight borrowings from the FHLBank totaling $-0- and $196.0 million at December 31, 2020 and 2019, respectively. These overnight borrowings are included in short-term borrowings in the Company’s consolidated financial statements. We expect to continue to utilize brokered deposits from time to time as a supplemental funding source.

Bank regulators can restrict our access to these sources of funds in certain circumstances. For example, if the Bank’s regulatory capital ratios declined below the “well-capitalized” status, banking regulators would require the Bank to obtain their approval prior to obtaining or renewing brokered deposits. The regulators might not approve our acceptance of brokered deposits in amounts that we desire or at all. In addition, the availability of brokered deposits and the rates paid on these brokered deposits may be volatile as the balance of the supply of and the demand for brokered deposits changes. Market credit and liquidity concerns may also impact the availability and cost of brokered deposits. Similarly, FHLBank advances are only available to borrowers that meet certain conditions. If Great Southern were to cease meeting these conditions, our access to FHLBank advances could be significantly reduced or eliminated.

Certain Federal Home Loan Banks, including the Federal Home Loan Bank of Des Moines, have experienced lower earnings from time to time and paid out lower dividends to their members. Future problems at the Federal Home Loan Banks may impact the collateral necessary to secure borrowings and limit the borrowings extended to its member banks, as well as require additional capital contributions by its member banks. Should this occur, our short term liquidity needs could be negatively impacted. Should Great Southern be restricted from using FHLBank advances due to weakness in the system or with the FHLBank of Des Moines, Great Southern may be forced to find alternative funding sources. These alternative funding sources may include the utilization of existing lines of credit with third party banks or the Federal Reserve Bank along with seeking other lines of credit, borrowing under repurchase agreement lines, increasing deposit rates to attract additional funds, accessing additional brokered deposits, or selling loans or investment securities in order to maintain adequate levels of liquidity. At December 31, 2020, the Bank owned $6.0 million of stock in the FHLBank of Des Moines, which declared and paid an annualized dividend approximating 5.50% during the fourth quarter of 2020. The FHLBank of Des Moines may eliminate or reduce dividend payments at any time in the future in order for it to maintain or restore its retained earnings.

Risks Relating to Future Growth

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

We have in the past pursued, and may again in the future pursue, a strategy of supplementing internal growth by acquiring other financial institutions or branches that we believe will help us fulfill our strategic objectives and enhance our earnings. There are risks associated with this strategy, however, including the following:

●	We may be exposed to potential asset quality issues or unknown or contingent liabilities of the banks or businesses we acquire. If these issues or liabilities exceed our estimates, our earnings and financial condition may be adversely affected;
●	Prices at which acquisitions can be made fluctuate with market conditions. We have experienced times during which acquisitions could not be made in specific markets at prices our management considered acceptable and expect that we will experience this condition in the future in one or more markets;
●	The acquisition of other entities generally requires integration of systems, procedures and personnel of the acquired entity in order to make the transaction economically feasible. This integration process is complicated and time consuming and can also be disruptive to the customers of the acquired business. If the integration process is not conducted successfully and with minimal effect on the acquired business and its customers, we may not realize the anticipated economic benefits of particular acquisitions within the expected time frame, and we may lose customers or employees of the acquired business. We may also experience greater than anticipated customer losses even if the integration process is successful;
●	To finance an acquisition, we may borrow funds, thereby increasing our leverage and diminishing our liquidity, or raise additional capital, which could dilute the interests of our existing stockholders; and
●	We may not be able to continue to sustain our past rate of growth or to grow at all in the future. We completed two acquisitions in 2009, one acquisition in 2011, one acquisition in 2012, one acquisition in 2014 and opened additional banking offices and commercial loan production offices in recent years that enhanced our rate of growth. Also in 2014, we acquired certain loans, deposits and branches from Boulevard Bank. In 2016, we completed an acquisition of certain loans, deposits and branches in St. Louis from Fifth Third Bank.

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

Risks Relating to Competition

Our future success is dependent on our ability to compete effectively in the highly competitive banking industry.

We face substantial competition in all phases of our operations from a variety of different competitors. Our future growth and success will depend on our ability to compete effectively in this highly competitive environment. To date, we have grown our business successfully by focusing on our geographic market, expanding into complementary markets and emphasizing the high level of service and responsiveness desired by our customers. We compete for loans, deposits and other financial services with other commercial banks, thrifts, credit unions, consumer finance companies, insurance companies and brokerage firms. Many of our competitors offer products and services that we do not offer, and many have substantially greater resources, name recognition and market presence that benefit them in attracting business. In addition, larger competitors (including certain nationwide banks that have a significant presence in our market areas) may be able to price loans and deposits more aggressively than we do, and smaller and newer competitors may also be more aggressive in terms of pricing loan and deposit products than us in order to obtain a larger share of the market. As we have grown, we have become dependent from time to time on outside funding sources, including funds borrowed from the FHLBank and brokered deposits, where we face nationwide competition. Some of the financial institutions and financial services organizations with which we compete are not subject to the same degree of regulation as is imposed on insured depositary institutions and their holding companies. As a result, these non-bank competitors have certain advantages over us in accessing funding and in providing various services.

We also experience competition from a variety of institutions outside of our market areas. Some of these institutions conduct business primarily over the Internet and may thus be able to realize certain cost savings and offer products and services at more favorable rates and with greater convenience to the customer.

Risks Relating to Regulation

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

Risks Relating to Technology and Cybersecurity and Other Operational Matters

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

We are also subject to security-related risks in connection with our use of technology, and our security measures may not be sufficient to mitigate the risk of a cyber-attack or to protect us from systems failures or interruptions.

Communications and information systems are essential to the conduct of our business. We use such systems to manage our client relationships, our general ledger and virtually all other aspects of our business. Our operations rely on the secure processing, storage, and transmission of confidential and other information in our computer systems and networks. Although we take protective measures and endeavor to modify them as circumstances warrant, the security of our computer systems, software, and networks may be vulnerable to breaches, unauthorized access, misuse, computer viruses, or other malicious code and cyber-attacks that could have a security impact. If one or more of these events occur, this could jeopardize our or our clients’ confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations or the operations of our clients or counterparties. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by us. We could also suffer significant reputational damage.

As a service to our clients, we currently offer an Internet PC banking product and a smartphone application for iPhone and Android users. Use of these services involves the transmission of confidential information over public networks. We cannot be sure that advances in computer capabilities, new discoveries in the field of cryptography or other developments will not result in a compromise or breach in the commercially available encryption and authentication technology that we use to protect our clients’ transaction data. If we were to experience such a breach or compromise, we could suffer losses and reputational damage and our results of operations could be materially adversely affected.

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

Risks Relating to Accounting Matters

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

In June 2016, the Financial Accounting Standards Board issued new authoritative accounting guidance under ASC Topic 326 "Financial Instruments - Credit Losses" amending the incurred loss impairment methodology in accounting principles generally accepted in the United States of America ("GAAP") with a methodology that reflects expected credit losses (referred to as the "CECL model") and requires consideration of a broader range of reasonable and supportable information for credit loss estimates, which went into effect for us on January 1, 2021. Under the incurred loss model utilized until 2021, we delayed recognition of losses until it was probable that a loss was incurred. The CECL model represents a dramatic departure from the incurred loss model. The CECL model requires a financial asset (or a group of financial assets) measured at amortized cost basis, such as loans held for investment and held-to-maturity debt securities, to be presented at the net amount expected to be collected (net of the allowance for credit losses). Similarly, the credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses rather than a write-down. In addition, the measurement of expected credit losses will take place at the time the financial asset is first added to the balance sheet (with periodic updates thereafter) and will be based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount.

As such, the CECL model will materially impact how we determine our allowance for credit losses and may require us to significantly increase our allowance for credit losses. Furthermore, we may experience more fluctuations in our allowance for credit losses, which may be significant. If we are required to materially increase our allowance for credit losses, it may negatively impact our financial condition and results of operations.

The adoption of the CECL model requires us to recognize a one-time cumulative adjustment to our allowance for credit losses and a liability for potential losses related to the unfunded portion of our loans and commitments in order to fully transition from the incurred loss model to the CECL model, which will negatively impact our financial condition and results of operations. Upon adoption in the first quarter of 2021, we expect to increase the balance of our allowance for credit losses by approximately $12 million and create a liability for potential losses related to the unfunded portion of our loans and commitments of approximately $8 million. The after-tax effect of this is expected to reduce our retained earnings by approximately $13 million. These estimates are subject to change as material assumptions are refined and model validations are completed as we finalize our first quarter 2021 financial statements. This reduction in retained earnings is not expected to change our well capitalized status. The federal banking agencies have adopted final rules allowing all banking organizations that experience a reduction in retained earnings from the adoption of CECL to elect a three-year phase-in of the initial adverse impact to regulatory capital.

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

We cannot predict how our common stock will trade in the future. The market value of our common stock will likely continue to fluctuate in response to a number of factors including the following, most of which are beyond our control, as well as the other factors described in this “Risk Factors” section:

●	actual or anticipated quarterly fluctuations in our operating and financial results;
●	developments related to investigations, proceedings or litigation that involve us;
●	changes in financial estimates and recommendations by financial analysts;
●	dispositions, acquisitions and financings;
●	actions of our current stockholders, including sales of common stock by existing stockholders and our directors and executive officers;
●	fluctuations in the stock price and operating results of our competitors;
●	regulatory developments; and
●	other developments related to the financial services industry.

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

As of December 31, 2020, we had outstanding $25.8 million aggregate principal amount of junior subordinated debt securities issued in connection with the sale of trust preferred securities by one of our subsidiaries that is a statutory business trust. We have also guaranteed those trust preferred securities. The indenture governing the junior subordinated debt securities, together with the related guarantee, prohibits us, subject to limited exceptions, from declaring or paying any dividends or distributions on, or redeeming, repurchasing, acquiring or making any liquidation payments with respect to, any of our capital stock (including any preferred stock and our common stock) at any time when (i) there shall have occurred and be continuing an event of default under the indenture or any event, act or condition that with notice or lapse of time or both would constitute an event of default under the indenture; or (ii) we are in default with respect to payment of any obligations under the related guarantee; or (iii) we have deferred payment of interest on the junior subordinated debt securities. In that regard, we are entitled, at our option but subject to certain conditions, to defer payments of interest on the junior subordinated debt securities from time to time for up to five years.

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

The Company’s Chairman of the Board, William V. Turner, and the Company’s Director, President and Chief Executive Officer, Joseph W. Turner, are father and son, respectively. Julie Turner Brown, a director of the Company, is the sister of Joseph Turner and the daughter of William Turner. These three Turner family members hold three of the Company’s nine Board positions. As of December 31, 2020, they also collectively beneficially owned approximately 2,022,786 shares of the Company’s common stock (excluding 73,250 shares underlying stock options exercisable as of or within 60 days after that date), representing approximately 14.7% of total shares outstanding, though they are subject to the voting limitation provision in our charter which precludes any person or group with beneficial ownership in excess of 10% of total shares outstanding from voting shares in excess of that threshold. Through their board and management positions and their ownership of the Company’s stock, these three members of the Turner family may exert substantial influence over the direction of the Company and the outcome of Board and stockholder votes.

In addition to the Turner family members, we are aware of other beneficial owners of more than five percent of the outstanding shares of our common stock. One of these beneficial owners is also a director of the Company.

As of December 31, 2020, one of the Company’s directors, Earl A. Steinert, beneficially owned 939,596 shares of our common stock (excluding 2,000 shares underlying stock options exercisable as of or within 60 days after that date), representing approximately 6.8% of total shares outstanding. The shares that can be voted by the Turner family members (1,375,261 shares, per the ten percent voting limitation in our charter) and the shares beneficially owned by Mr. Steinert (939,596) total 2,314,857, representing approximately

16.8% of total shares outstanding. While they have no agreement to do so, to the extent they vote in the same manner, these stockholders may be able to exercise influence over the management and business affairs of our Company. For example, using their collective voting power, these stockholders may be able to affect the outcome of director elections or block significant transactions, such as a merger or acquisition, or any other matter that might otherwise be favored by other stockholders.

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES.

The Company’s corporate offices and operations center are located in Springfield, Missouri. At December 31, 2020, the Company operated 94 retail banking centers and over 200 automated teller machines ("ATMs") in Missouri, Iowa, Minnesota, Kansas, Nebraska and Arkansas. Of the 94 banking centers, the Company owns 87 of its locations and 7 were leased for various terms. The majority of our banking center locations are in southwest and central Missouri, including the Springfield, Mo. metropolitan area, with additional concentrations in the Sioux City, Iowa, Des Moines, Iowa, Quad Cities, Iowa, Minneapolis, Minn., St. Louis Mo. and Kansas City, Mo. metropolitan areas. The ATMs are located at various banking centers and primarily convenience stores and retail centers located throughout southwest and central Missouri. At December 31, 2020, the Company also operated six commercial loan production offices and one mortgage loan production office. The Company owns one of its loan production office locations and six locations are leased. All buildings which are owned are owned free of encumbrances or mortgages. In the opinion of management, the facilities are adequate and suitable for the needs of the Company. The aggregate net book value of the Company's premises and equipment was $139.2 million and $141.9 million at December 31, 2020 and 2019, respectively. See also Note 6 of the accompanying audited financial statements, which are included in Item 8 of this Report.

Click or tap here to enter text.

ITEM 3.LEGAL PROCEEDINGS.

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

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 4A.INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Pursuant to General Instruction G(3) of Form 10-K and the instruction to Item 401 of Regulation S-K, the following information is furnished in lieu of being included in the Registrant’s definitive proxy statement.

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

Kevin L Baker. Mr. Baker, age 53, is Vice President and Chief Credit Officer of the Bank. He joined the Bank in 2005 and is responsible for the overall credit approval process, commercial and consumer loan collection process and the loan documentation and servicing processes. Prior to joining the Bank, Mr. Baker was a lending officer at a commercial bank.

John M. Bugh. Mr. Bugh, age 53, is Vice President and Chief Lending Officer of the Bank. He joined the Bank in 2011 and is in charge of all loan production for the Bank, including commercial, residential and consumer loans. Prior to joining the Bank, Mr. Bugh was a lending officer at other commercial banks and was an examiner for the FDIC.

Rex A. Copeland. Mr. Copeland, age 56, is Treasurer of the Company and Senior Vice President and Chief Financial Officer of the Bank. He joined the Bank in 2000 and is responsible for the financial functions of the Company, including the internal and external financial reporting of the Company and its subsidiaries. Mr. Copeland is a Certified Public Accountant. Prior to joining the Bank, Mr. Copeland served other financial services companies in the areas of corporate accounting, internal audit and independent public accounting.

Douglas W. Marrs. Mr. Marrs, age 63, is Assistant Secretary of the Company and Assistant Secretary, Vice President - Operations of the Bank. He joined the Bank in 1996 and is responsible for all operations functions of the Bank. Prior to joining the Bank, Mr. Marrs was a bank officer in the areas of operations and data processing at a commercial bank. In June 2020, the Company announced Mr. Marrs’ intent to retire in June 2021. He announced his intention to retire well in advance to assure an orderly leadership transition.

Linton J. Thomason. Mr. Thomason, age 65, is Vice President - Information Services of the Bank. He joined the Bank in 1997 and is responsible for information services for the Company and all of its subsidiaries and all treasury management sales/operations of the Bank. Prior to joining the Bank, Mr. Thomason was a bank officer in the areas of technology and data processing, operations and treasury management at a commercial bank. In January 2021, the Company announced Mr. Thomason’s intent to retire in December 2021. He announced his intention to retire well in advance to assure an orderly leadership transition.

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The Company’s Common Stock is listed on The NASDAQ Global Select Market under the symbol “GSBC.”

As of December 31, 2020, there were 13,752,605 total shares of common stock outstanding and approximately 2,000 stockholders of record.

The Company’s ability to pay dividends is substantially dependent on the dividend payments it receives from the Bank. For a description of the regulatory restrictions on the ability of the Bank to pay dividends to the Company, and the ability of the Company to pay dividends to its stockholders, see “Item 1. Business – Government Supervision and Regulation – Dividends.”

Stock Repurchases

On April 18, 2018, the Company's Board of Directors authorized management to repurchase up to 500,000 shares of the Company's outstanding common stock, under a program of open market purchases or privately negotiated transactions. This program, which did not have an expiration date, was completed in November 2020.

On October 21, 2020, the Company's Board of Directors authorized management to repurchase up to 1,000,000 shares of the Company's outstanding common stock, under a program of open market purchases or privately negotiated transactions. This program does not have an expiration date. The authorization of this program became effective upon completion of the repurchase program authorized in April 2018 discussed above.

From time to time, the Company may utilize a pre-arranged trading plan pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934 to repurchase its shares under its repurchase programs.

As indicated below, the Company repurchased the following shares of its common stock during the three months ended December 31, 2020.

			Total Number	Maximum
			of Shares	Number of
	Total Number	Average	Purchased as	Shares that May
	of Shares	Price	Part of Publicly	Yet Be Purchased
	Purchased	Per Share	Announced Program	Under the Program (1)
October 1, 2020 - October 31, 2020	30,600	$40.325	30,600	45,711
November 1, 2020- November 30, 2020	68,987	44.781	68,987	976,724
December 1, 2020- December 31, 2020	40,189	47.617	40,189	936,535
	139,776	44.621	139,776
(1)	Amount represents the number of shares available to be repurchased under the current program as of the last calendar day of the month shown.

ITEM 6.SELECTED FINANCIAL DATA

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

	December 31,
	2020	2019	2018	2017	2016

	(Dollars In Thousands)

Summary Statement of Financial Condition Information:
Assets	$5,526,420	$5,015,072	$4,676,200	$4,414,521	$4,550,663
Loans receivable, net	4,314,584	4,163,224	3,990,651	3,734,505	3,776,411
Allowance for loan losses	55,743	40,294	38,409	36,492	37,400
Available-for-sale securities	414,933	374,175	243,968	179,179	213,872
Other real estate and repossessions, net	1,877	5,525	8,440	22,002	32,658
Deposits	4,516,903	3,960,106	3,725,007	3,597,144	3,677,230
Total borrowings and other interest- bearing liabilities	339,863	412,374	397,594	324,097	416,786
Stockholders' equity (retained earnings substantially restricted)	629,741	603,066	531,977	471,662	429,806
Common stockholders' equity	629,741	603,066	531,977	471,662	429,806
Average loans receivable	4,399,259	4,155,780	3,910,819	3,814,560	3,659,360
Average total assets	5,323,426	4,855,007	4,503,326	4,460,196	4,370,793
Average deposits	4,330,271	3,889,910	3,556,240	3,598,579	3,475,887
Average stockholders' equity	622,437	571,637	498,508	455,704	414,799
Number of deposit accounts	229,470	228,247	227,240	230,456	231,272
Number of full-service offices	94	97	99	104	104

	For the Year Ended December 31,
	2020	2019	2018	2017	2016

	(In Thousands)
Summary Statement of Income Information:
Interest income:
Loans	$204,964	$223,047	$198,226	$176,654	$178,883
Investment securities and other	12,739	11,947	7,723	6,407	6,292
	217,703	234,994	205,949	183,061	185,175
Interest expense:
Deposits	32,431	45,570	27,957	20,595	17,387
Federal Home Loan Bank advances	—	—	3,985	1,516	1,214
Short-term borrowings and repurchase agreements	675	3,635	765	747	1,137
Subordinated debentures issued to capital trust	628	1,019	953	949	803
Subordinated notes	6,831	4,378	4,097	4,098	1,578
	40,565	54,602	37,757	27,905	22,119
Net interest income	177,138	180,392	168,192	155,156	163,056
Provision for loan losses	15,871	6,150	7,150	9,100	9,281
Net interest income after provision for loan losses	161,267	174,242	161,042	146,056	153,775
Noninterest income:
Commissions	892	889	1,137	1,041	1,097
Service charges, debit card and ATM fees	18,684	20,898	21,695	21,628	21,666
Net gains on loan sales	8,089	2,607	1,788	3,150	3,941
Net realized gains (losses) on sales of available-for-sale securities	78	(62)	2	—	2,873
Late charges and fees on loans	1,419	1,432	1,622	2,231	1,747
Gain (loss) on derivative interest rate products	(264)	(104)	25	28	66
Gain recognized on sale of business units	—	—	7,414	—	—
Gain on termination of loss sharing agreements	—	—	—	7,705	(584)
Amortization of income/expense related to business acquisition	—	—	—	(486)	(6,351)
Other income	6,152	5,297	2,535	3,230	4,055
	35,050	30,957	36,218	38,527	28,510
Noninterest expense:
Salaries and employee benefits	70,810	63,224	60,215	60,034	60,377
Net occupancy and equipment expense	27,582	26,217	25,628	24,613	26,077
Postage	3,069	3,198	3,348	3,461	3,791
Insurance	2,405	2,015	2,674	2,959	3,482
Advertising	2,631	2,808	2,460	2,311	2,228
Office supplies and printing	1,016	1,077	1,047	1,446	1,708
Telephone	3,794	3,580	3,272	3,188	3,483
Legal, audit and other professional fees	2,378	2,624	3,423	2,862	3,191
Expense on other real estate and repossessions	2,023	2,184	4,919	3,929	4,111
Partnership tax credit investment amortization	80	365	575	930	1,681
Acquired deposit intangible asset amortization	1,154	1,190	1,562	1,650	1,910
Other operating expenses	6,283	6,656	6,187	6,878	8,388
	123,225	115,138	115,310	114,261	120,427

Income before income taxes	73,092	90,061	81,950	70,322	61,858
Provision for income taxes	13,779	16,449	14,841	18,758	16,516
Net income and net income available to common shareholders	$59,313	$73,612	$67,109	$51,564	$45,342

	At or For the Year Ended December 31,
	2020	2019	2018	2017	2016

	(Number of shares in thousands)
Per Common Share Data:
Basic earnings per common share	$4.22	$5.18	$4.75	$3.67	$3.26
Diluted earnings per common share	4.21	5.14	4.71	3.64	3.21
Cash dividends declared	2.36	2.07	1.20	0.94	0.88
Book value per common share	45.79	42.29	37.59	33.48	30.77

Average shares outstanding	14,043	14,201	14,132	14,032	13,912
Year-end actual shares outstanding	13,753	14,261	14,151	14,088	13,968
Average fully diluted shares outstanding	14,104	14,330	14,260	14,180	14,141

Earnings Performance Ratios:
Return on average assets(1)	1.11%	1.52%	1.49%	1.16%	1.04%
Return on average stockholders' equity(2)	9.53	12.88	13.46	11.32	10.93
Non-interest income to average total assets	0.66	0.64	0.80	0.86	0.65
Non-interest expense to average total assets	2.31	2.37	2.56	2.56	2.76
Average interest rate spread(3)	3.23	3.62	3.75	3.59	3.93
Year-end interest rate spread	3.08	3.28	3.60	3.67	3.60
Net interest margin(4)	3.49	3.95	3.99	3.74	4.05
Efficiency ratio(5)	58.07	54.48	56.41	58.99	62.86
Net overhead ratio(6)	1.66	1.73	1.76	1.70	2.10
Common dividend pay-out ratio(7)	56.06	40.27	25.48	25.82	27.41

Asset Quality Ratios (8):
Allowance for loan losses/year-end loans	1.32%	1.00%	0.98%	1.01%	1.04%
Non-performing assets/year-end loans and foreclosed assets	0.09	0.19	0.29	0.73	1.02
Allowance for loan losses/non-performing loans	1,831.86	891.66	609.67	324.23	265.60
Net charge-offs/average loans	0.01	0.10	0.13	0.26	0.29
Gross non-performing assets/year end assets	0.07	0.16	0.25	0.63	0.86
Non-performing loans/year-end loans	0.07	0.11	0.16	0.30	0.37

Balance Sheet Ratios:
Loans to deposits	95.52%	105.13%	107.13%	103.82%	102.70%
Average interest-earning assets as a percentage of average interest-bearing liabilities	132.49	127.50	126.47	123.74	121.33

Capital Ratios:
Average common stockholders' equity to average assets	11.7%	11.8%	11.1%	10.2%	9.5%
Year-end tangible common stockholders' equity to tangible assets(9)	11.3	11.9	11.2	10.5	9.2
Great Southern Bancorp, Inc.:
Tier 1 capital ratio	12.7	12.5	11.9	11.4	10.8
Total capital ratio	17.2	15.0	14.4	14.1	13.6
Tier 1 leverage ratio	10.9	11.8	11.7	10.9	9.9
Common equity Tier 1 ratio	12.2	12.0	11.4	10.9	10.2
Great Southern Bank:
Tier 1 capital ratio	13.7	13.1	12.4	12.3	11.8
Total capital ratio	14.9	14.0	13.3	13.2	12.7
Tier 1 leverage ratio	11.8	12.3	12.2	11.7	10.8
Common equity Tier 1 ratio	13.7	13.1	12.4	12.3	11.8
(1)	Net income divided by average total assets.
(2)	Net income divided by average stockholders’ equity.
(3)	Yield on average interest-earning assets less rate on average interest-bearing liabilities.
(4)	Net interest income divided by average interest-earning assets.
(5)	Non-interest expense divided by the sum of net interest income plus non-interest income.
(6)	Non-interest expense less non-interest income divided by average total assets.
(7)	Cash dividends per common share divided by earnings per common share.
(8)	Excludes assets acquired in FDIC-assisted transactions.
(9)	Non-GAAP Financial Measure. For additional information, including a reconciliation to GAAP, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures.”

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Other factors that could cause or contribute to such differences include, but are not limited to: (i) expected revenues, cost savings, earnings accretion, synergies and other benefits from the Company's merger and acquisition activities might not be realized within the anticipated time frames or at all, and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, might be greater than expected; (ii) changes in economic conditions, either nationally or in the Company's market areas; (iii) fluctuations in interest rates; (iv) the risks of lending and investing activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses; (v) the possibility of other-than-temporary impairments of securities held in the Company's securities portfolio; (vi) the Company's ability to access cost-effective funding; (vii) fluctuations in real estate values and both residential and commercial real estate market conditions; (viii) the ability to adapt successfully to technological changes to meet customers' needs and developments in the marketplace; (ix) the possibility that security measures implemented might not be sufficient to mitigate the risk of a cyber-attack or cyber theft, and that such security measures might not protect against systems failures or interruptions; (x) legislative or regulatory changes that adversely affect the Company's business, including, without limitation, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and its implementing regulations, the overdraft protection regulations and customers' responses thereto and the Tax Cut and Jobs Act; (xi) changes in accounting policies and practices or accounting standards, including Accounting Standards Update 2016-13, Credit Losses (Topic 326), “Measurement of Credit Losses on Financial Instruments,” commonly referenced as the Current Expected Credit Loss model, which, upon adoption, resulted in an increase in the Company’s allowance for credit losses; (xii) monetary and fiscal policies of the Federal Reserve Board and the U.S. Government and other governmental initiatives affecting the financial services industry; (xiii) results of examinations of the Company and Great Southern Bank by their regulators, including the possibility that the regulators may, among other things, require the Company to limit its business activities, change its business mix, increase its allowance for loan losses, write-down assets or increase its capital levels, or affect its ability to borrow funds or maintain or increase deposits, which could adversely affect its liquidity and earnings; (xiv) costs and effects of litigation, including settlements and judgments; (xv) competition; (xvi) uncertainty regarding the future of LIBOR; and (xvii) natural disasters, war, terrorist activities or civil unrest and their effects on economic and business environments in which the Company operates. The Company wishes to advise readers that the factors listed above and other risks described from time to time in documents filed or furnished by the Company with the SEC could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

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

Allowance for Loan Losses and Valuation of Foreclosed Assets

The Company believes that the determination of the allowance for loan losses involves a higher degree of judgment and complexity than its other significant accounting policies. The allowance for loan losses is calculated with the objective of maintaining an allowance level believed by management to be sufficient to absorb estimated loan losses. Management’s determination of the adequacy of the allowance is based on periodic evaluations of the loan portfolio and other relevant factors. However, this evaluation is inherently subjective as it requires material estimates of, among other things, expected default probabilities, loss once loans default, expected commitment usage, the amounts and timing of expected future cash flows on impaired loans, value of collateral, estimated losses, and general amounts for historical loss experience.

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

On January 1, 2021, the Company adopted the new accounting standard related to the Allowance for Credit Losses. For assets held at amortized cost basis, this standard eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. See Note 1 of the accompanying audited financial statements for additional information.

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

Goodwill and Intangible Assets

Goodwill and intangible assets that have indefinite useful lives are subject to an impairment test at least annually and more frequently if circumstances indicate their value may not be recoverable. Goodwill is tested for impairment using a process that estimates the fair value of each of the Company’s reporting units compared with its carrying value. The Company defines reporting units as a level below each of its operating segments for which there is discrete financial information that is regularly reviewed. As of December 31, 2020, the Company has one reporting unit to which goodwill has been allocated – the Bank. If the fair value of a reporting unit exceeds its carrying value, then no impairment is recorded. If the carrying value amount exceeds the fair value of a reporting unit, further testing is completed comparing the implied fair value of the reporting unit’s goodwill to its carrying value to measure the amount of impairment. Intangible assets that are not amortized will be tested for impairment at least annually by comparing the fair values of those assets to their carrying values. At December 31, 2020, goodwill consisted of $5.4 million at the Bank reporting unit, which included goodwill of $4.2 million that was recorded during 2016 related to the acquisition of 12 branches from Fifth Third

Bank. Other identifiable intangible assets that are subject to amortization are amortized on a straight-line basis over a period of seven years. At December 31, 2020, the amortizable intangible assets consisted of core deposit intangibles of $1.5 million, including $1.3 million related to the Fifth Third Bank transaction in January 2016, $200,000 related to the Valley Bank transaction in June 2014 and $31,000 related to the Boulevard Bank transaction in March 2014. These amortizable intangible assets are reviewed for impairment if circumstances indicate their value may not be recoverable based on a comparison of fair value. See Note 1 of the accompanying audited financial statements for additional information.

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

Based on the Company’s goodwill impairment testing, management does not believe any of the Company’s goodwill or other intangible assets were impaired as of December 31, 2020. While management believes no impairment existed at December 31, 2020, different conditions or assumptions used to measure fair value of the reporting unit, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of the Company’s impairment evaluation in the future.

Current Economic Conditions

Changes in economic conditions could cause the values of assets and liabilities recorded in the financial statements to change rapidly, resulting in material future adjustments in asset values, the allowance for credit losses, or capital that could negatively impact the Company’s ability to meet regulatory capital requirements and maintain sufficient liquidity.

Following the housing and mortgage crisis and correction beginning in mid-2007, the United States entered an economic downturn. Unemployment rose from 4.7% in November 2007 to peak at 10.0% in October 2009. Since that time, economic conditions improved considerably, as indicated by higher consumer confidence levels, increased economic activity and low unemployment levels. The economy continued to operate at historically strong levels until the impact of the COVID-19 pandemic began to take its toll in the first quarter of 2020. The economy plunged into a recession in the first quarter of 2020, as efforts to contain the spread of COVID-19 forced all but essential business activity, or any work that could not be done from home, to stop, closing factories, restaurants, entertainment and sports venues, retail shops, personal services locations, and more.

The CARES Act, enacted in March 2020, injected approximately $3 trillion into the economy through direct payments to individuals and grants to small businesses designed to keep employees on their payrolls and fuel a bounce-back in economic activity. Also, as the crisis unfolded, the Federal Reserve acted decisively, employing a wide arsenal of tools including slashing its benchmark interest rate to zero and ensuring credit availability to businesses, households, and municipal governments.

To help our customers navigate through the pandemic, we offered Paycheck Protection Program (PPP) loans and short-term modifications to loan terms. PPP loans and modifications were made in accordance with guidance from banking regulatory authorities. These modifications did not result in the loans being classified as troubled debt restructurings. Severely impacted industries in our loan portfolio include retail, hotel and restaurants.

More than 22 million jobs were lost nationally in March and April 2020, as firms closed their doors or reduced their operations, sending employees home on furlough or layoffs. At home, with uncertain incomes and limited buying opportunities, consumer spending plummeted. As a result, gross domestic product (GDP), the broadest measure of the nation's economic output, plunged. Improvements in consumer spending, the GDP and employment have since occurred. Around 56% of those jobs lost in early 2020 have come back, with a return to full employment anticipated by the end of 2022.

While the U.S. economic recovery began with a robust rebound from the pandemic-induced recession, challenges remain with millions still out of work and many businesses still closed or operating under reduced hours or capacity. Social distancing measures continue to restrict economic activity, and intermittent closures and re-openings have dampened household and business sentiment.

The Federal Reserve continues to maintain a highly accommodative monetary policy by maintaining short-term rates firmly at the zero lower bound and purchasing Treasury and agency mortgage-backed securities to keep long-term interest rates low. With consumer interest rates at record lows and with 30-year fixed-rate mortgages below 3%, the housing market has boomed. Home sales have been above their pre-pandemic levels, and construction activity has picked up in response. The Federal Reserve’s quantitative easing is expected to begin tapering in 2022, while the zero-interest-rate policy will likely remain in place until the economy is near full employment and inflation is firmly above the Federal Reserve’s 2% inflation target, which is not expected until early 2023.

Under the Biden administration and new Congress, additional fiscal stimulus packages are expected for 2021. The “American Rescue Plan” is an economic relief measure in the $1.9 trillion range with an emphasis on vaccination and individual and small business relief. Later in 2021, the “Build Back Better” recovery package, with an emphasis on infrastructure, research and development, education and green energy transition, is expected to be pursued. Increases in corporate and individual tax rates may be used to fund these initiatives.

In December 2020, employment declined by approximately 140,000 jobs from the previous month and the unemployment rate was unchanged from November 2020 at 6.7%, but down from 7.9% in September 2020. The decline in payroll employment reflects an increase in COVID cases and efforts to contain the pandemic. In December 2020, job losses in leisure and hospitality as well as private education were partially offset by gains in professional and business services, retail trade, and construction. Employment in leisure and hospitality declined by 498,000, with three-quarters of the decrease in food services and drinking establishments. Since February 2020, employment in leisure and hospitality is down by 3.9 million, or 23.2%. Retail trade added 121,000 jobs in December 2020 with nearly half of the growth occurring in general merchandise stores, while professional and business services added 161,000 jobs. In December 2020, both the national unemployment rate (6.7)% and the number of unemployed persons (10.7 million) were unchanged from November 2020. Although both measures are much lower than their April 2020 highs, they are nearly twice their pre-pandemic levels in February 2020 (3.5% and 5.7 million, respectively). Unemployment rates will likely continue to be volatile and dependent upon the containment of the COVID-19 pandemic.

In December 2020, the U.S. labor force participation rate (the share of working-age Americans employed or actively looking for a job) stood at 61.7%, a decrease from 63.1% at the end of 2019. The participation rate, along with full employment, is projected to return to pre-pandemic levels by the end of 2022.

The unemployment rate for the Midwest, where the Company conducts most of its business, decreased from 7.2% in September 2020 to 5.7% in December 2020. Unemployment rates for December 2020 were: Arkansas at 4.2%, Colorado at 8.4%, Georgia at 5.6%, Illinois at 7.6%, Iowa at 3.1%, Kansas at 3.8%, Minnesota at 4.4%, Missouri at 5.8%, Nebraska at 3.0%, Oklahoma at 5.3%, and Texas at 7.2%. Of the metropolitan areas in which the Company does business, the largest unemployment increases occurred in the Dallas and Chicago areas with an increase in the unemployment rate by 3.4% and 5.2% from December 2019, respectively, and ending with a rate in December 2020 of 6.3% and 8.1% respectively. While all but two of the Company’s metropolitan areas had an increase in unemployment due to the ongoing pandemic, the remaining areas are below the national unemployment rate of 6.7%.

Housing

Sales of newly built single-family homes for December 2020 were at a seasonally adjusted annual rate of 842,000 according to U.S. Census Bureau and the Department of Housing and Urban Development estimates. This is 1.6% below the revised November 2020 rate of 829,000 but is 15.2% above the December 2019 estimate of 731,000. The median sales price of new houses sold in December 2020 was $355,900, up slightly from $331,400 in December 2019. The December 2020 average sales price of $394,900 was up slightly from $384,500 a year earlier. The inventory of new homes for sale at the end of December 2020 would support 4.3 months’ supply at the then-current sales rate, down from 5.7 months’ supply in December 2019.

Existing-home sales rose in December 2020, with home sales reaching their highest level since 2006, according to the National Association of Realtors (NAR). Total existing-home sales completed transactions that include single-family homes, townhomes, condominiums and co-ops, increased 0.7% from November 2020 to a seasonally adjusted annual rate of 6.76 million units in December 2020. Sales in total rose 22.2% from a year ago (5.53 million units in December 2019). The median existing home price for all housing types in December 2020 was $309,800, up 12.9% from December 2019 at $274,500, as prices increased in every region. December’s national price increase marked the 106th consecutive month of year-over-year gains. Median home prices increased at double-digit rates in each of the four major regions from one year ago. Existing home sales in the Midwest were unchanged compared to the previous month, recording an annual rate of 1.59 million units in December 2020, but up 26.2% from a year earlier. The median price in the Midwest was $235,700, a 13.7% increase from a year ago. First-time buyers accounted for 31% of sales in December 2020, unchanged from December 2019, but down from 32% in November 2020.

According to Freddie Mac, the average commitment rate for a 30-year, conventional, fixed-rate mortgage was 2.68% in December 2020, down from 2.77% in November 2020. The average commitment rate for all of 2020 was 3.11%, down from 3.94% for 2019.

The COVID-19 pandemic upended the U.S. apartment sector in 2020 with the pandemic resulting in changing attitudes regarding working from home and living in densely populated environments. Renters have sought more space and affordability; i.e. rents for two-bedroom units have held up better, while studios and downtown units have experienced the worst declines. An estimated 50,000 downtown units likely went unfilled in 2020, and vacancies for downtown product in some areas topped 10% by the end of 2020. Leasing of suburban product powered the demand with renters choosing to move to the suburbs, where they could find more space at lower rents. CoStar estimates 2020 demand in line with the past three years even with new deliveries setting a record at more than 420,000 units opened in 2020. Absorption surged in the third quarter of 2020, a sign that the weak second quarter absorption was the result of lockdown restrictions rather than a reduction in underlying demand for housing. Rents ended the year essentially flat year-over-year, but with important differences across markets and product types. Rents for downtown product ended the year down 7% from the pre-COVID peak while rents in the suburbs rose about 1% over the course of the year. Economic stimulus packages and eviction leniency periods continue to bolster the apartment industry, while unemployment levels will continue to determine the long-term outlook for apartment demand.

In December 2020, national apartment vacancy rates had increased slightly to 6.9% from 6.4% as of December 2019. Our market areas reflected the following vacancy levels in December 2020: Springfield at 4.1%, St. Louis at 8.6%, Kansas City at 8.5%, Minneapolis at 6.8%, Tulsa at 7.7%, Dallas-Fort Worth at 8.8%, Chicago at 8.3%, Atlanta at 8.4%, and Denver at 8.0%.

Commercial Real Estate Other Than Housing

Even before the disruption caused by the COVID-19 pandemic, the trend of slowing growth in the office industry was expected to continue in 2020 and linger through 2021. The office demand declines that characterized much of 2020 have carried into 2021. Office-using employment remained nearly one million jobs lower than the peak level from the first quarter of 2020. While absorption decreases slowed a bit at year-end, the US office sector recorded about 75 million square feet of negative demand in 2020. As the pandemic continues to flare in areas, many companies have extended work-from-home protocols to the middle of 2021 or beyond, reversing much of the limited space utilization momentum. There will likely not be a significant increase in physical occupancy until vaccines become accessible to the general population on a large scale. Baseline forecasts call for office-using employment totals to return to pre-pandemic levels by the end of 2022, and continue to moderately accelerate from there. As of December 2020, national office vacancy rates had increased slightly to 11.5% while our market areas reflected the following vacancy levels: Springfield at 3.4%, St. Louis at 7.7%, Kansas City at 8.7%, Minneapolis at 8.9%, Tulsa at 11.2%, Dallas-Fort Worth at 17.4%, Chicago at 13.5%, Atlanta at 13.3% and Denver at 13.0%.

The gradual reopening of the economy and the relaxation of social distancing restrictions has modestly lifted consumer attitudes, and confidence and sentiment metrics showed hints of stabilization. However, infection rates remain high and vaccine distribution has been challenging, threatening the path to stability and recovery while adding uncertainty to retailers who were already experiencing reduced revenues and limited liquidity. As a result, tenant and landlord sentiment remains on fragile footing, and negative net absorption continues to increase as retailers and restaurants shutter their businesses under unprecedented financial stress. The wave of retail bankruptcies is expected to continue, with bankruptcies and store closures particularly concentrated throughout the apparel and department store subtypes. On the other hand, despite the tumultuous COVID-stricken backdrop and the many headwinds forcing the rapid evolution and adaptation of retailers across the country, the retail sector continues to exhibit areas of resilience and perseverant activity. Not all retailers are in distress, and aggregate leasing trends demonstrate plenty of pockets of strength. Discounters such as Dollar General, Dollar Tree, TJ Maxx, and Ross Dress for Less; general merchandisers such as Target and Walmart; pharmacies such as Walgreens; pet stores; grocery stores; and home improvement/tool retailers have been among the most active businesses since the pandemic hit. Though these essential-oriented tenant types remain a positive source of demand, their strength likely won't be enough to offset weakness in other segments. Vacancy has risen alongside swelling negative net absorption, and occupancy is poised to erode further. Even landlords with fully occupied buildings are struggling, as many tenants have found it difficult to make rent, seeking rent deferral, rent amendments, or rent modifications. The rise in vacancies has not been uniform across subtypes, and malls have been disproportionately impacted by space give-backs and retailer closures. The vacancy rate in malls rose most significantly throughout 2020, expanding by nearly 70 basis points. Overall, aggregate rent growth dipped into negative territory for the first time since 2012, registering at -0.7% year-over-year in the fourth quarter of 2020. With store closures mounting and negative net absorption expected to persist throughout at least the next year, rent growth is poised to deteriorate further across all forecast scenarios and subtypes. Single-tenant, essential-oriented properties occupied by banks, pharmacies, and grocery stores continue to trade even amidst a broader lull in investment activity, emphasizing the degree to which strip centers and grocery-anchored centers with more essential tenant-mix will likely capture investor attention leading out of the pandemic.

As of December 2020, national retail vacancy rates stayed the same as the previous month at 5.1% while our market areas reflected the following vacancy levels: Springfield at 3.8%, St. Louis at 4.9%, Kansas City at 5.9%, Minneapolis at 3.8%, Tulsa at 4.2%, Dallas-Fort Worth at 6.1%, Chicago at 6.3%, Atlanta at 5.4% and Denver at 5.3%.

The unprecedented rise in online shopping and quick delivery demands brought on by the pandemic have propelled industrial demand to all-time highs. Leasing activity improved throughout the 2020 fourth quarter, led primarily by commitments from Amazon, power-grocers Walmart and Target, but also smaller healthcare and medical-oriented supply.

Despite the improvement in leasing velocity, U.S. economic growth faces headwinds as a result of the COVID-19 pandemic, including dampened aggregate demand and reduced export growth. Both will adversely impact the warehouse sector. Disrupted and curtailed supply chains also are problematic for port markets and distribution players. Meanwhile, labor shortages arising from mandatory construction suspensions place further pressure on industrial operators, distributors, and manufacturers.

Net absorption accordingly cooled to its lowest level since 2012, which lifted vacancy to 5.5% and caused rent growth to dip below 4% for the first time since 2013. Persistent demand from e-commerce and third-party logistics companies continues to drive demand. Other retailers and manufacturers are expected to remain cautious amid heightened uncertainty brought on by the COVID-19 pandemic. As of the end of December 2020, national industrial vacancy rates decreased slightly to 5.6%, while our market areas reflected the following vacancy levels: Springfield at 2.7%, St. Louis at 5.3%, Kansas City at 4.6%, Minneapolis at 4.0%, Tulsa at 3.7%, Dallas-Fort Worth at 7.1%, Chicago at 6.2%, Atlanta at 5.7% and Denver at 6.2%.

Sales activity, occupancy, absorption and rental income levels of commercial real estate properties located throughout the Company’s market areas will be impacted from the pandemic but to what degree the sector suffers is yet unknown. The extent of the impact will be highly dependent on containment of the virus. In the meantime, continued economic stimulus, relief and recovery, should do much to bring the economy back to pre-pandemic economic and employment levels.

While the severity and extent of the coronavirus on the global, national and regional economies is still uncertain, any long-term impact on the performance of the financial sector remains indeterminable. Our management will continue to monitor regional, national, and global economic indicators such as unemployment, GDP, housing starts and prices, commercial real estate occupancy, absorption and rental rates, as these could significantly affect customers in each of our market areas.

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

As a token of appreciation for our employees’ dedication and to help support some of the needs of our associates, in March 2020 and again in August 2020, the Company rewarded all full-time and part-time associates with special pre-tax bonuses of $1,000 and $600, respectively. These two bonus payments and related benefit expenses totaled $2.2 million during 2020.

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

Great Southern Customers: Taking care of customers and providing uninterrupted access to services are essential. As always, customers can conduct their banking business using the banking center network, online and mobile banking services, ATMs, Telephone Banking, and online account opening services. As health conditions in local markets dictate, Great Southern banking center lobbies may be open following strict social distancing guidance from the CDC and local government officials. If our banking center lobbies are closed, drive-thru service and in-person service by appointment will be available.

As a resource to customers, a COVID-19 information center has been made available on the Company’s website, www.GreatSouthernBank.com. General information about the Company’s pandemic response, how to receive assistance, and how to avoid COVID-19 scams and fraud are included.

Impacts to Our Business Going Forward: The magnitude of the impact on the Company of the COVID-19 pandemic is not yet fully known, and will depend on the length and severity of the economic downturn brought on by the pandemic. The Company expects that the COVID-19 pandemic will continue to impact our business in one or more of the following ways, among others. Each of these factors could, individually or collectively, result in reduced net income in future periods.

●	Consistently low market interest rates for a significant period of time may have a negative impact on our variable rate loans
●	Certain fees for deposit and loan products may be waived or reduced
●	Point-of-sale fee income may decline due to a decrease in spending by our debit card customers as they deal with state and local government requirements and other restrictions and may be adversely affected by reductions in their personal income and job losses
●	Non-interest expenses may increase as we continue to deal with the effects of the COVID-19 pandemic, including cleaning costs, supplies, equipment and other items
●	Banking center lobbies have been closed at various times, and may close for extended periods until the pandemic situation improves
●	Additional loan modifications may occur and borrowers may default on their loans, which may necessitate further increases to the allowance for credit losses
●	The contraction in economic activity may reduce demand for our loans and for our other products and services

Paycheck Protection Program Loans

Great Southern is actively participating in the PPP through the Small Business Administration (SBA). The PPP has been met with very high demand throughout the country, resulting in a second round of funding through an amendment to the CARES Act. The first round of the PPP ran from March to August 2020, with Great Southern originating approximately 1,600 PPP loans totaling approximately $121 million. Great Southern has received $4.7 million in fees from the SBA for originating these loans based on the amount of each loan. The fees, net of origination costs, have been deferred in accordance with standard accounting practices and will be accreted to interest income on loans over the contractual life of each loan. These loans generally have a contractual maturity of two years from origination date, but may be repaid or forgiven (by the SBA) sooner. During the fourth quarter of 2020, the Company began assisting first-round PPP borrowers with the SBA loan forgiveness process, contingent on each borrower’s eligibility. If these loans are repaid or forgiven prior to their contractual maturity date, the remaining deferred fee for such loan will be accreted to interest income on loans immediately. We expect a high percentage of these remaining net deferred fees will accrete to interest income in the first half of 2021.

On December 27, 2020, the Economic Aid to Hard-Hit Small Businesses, Nonprofits and Venues Act authorized the reopening of the PPP for eligible first-draw and second-draw borrowers through March 31, 2021. The window opened on January 19, 2021, to begin taking PPP applications. First draw PPP loans are for those borrowers who did not receive a PPP loan before August 8, 2020. Second draw PPP loans are for eligible small businesses, with 300 employees or less, that previously received a first draw PPP loan and will use or have used the full amount only for authorized uses, and that can demonstrate at least a 25% reduction in gross receipts between comparable quarters in 2019 and 2020. The maximum amount of a second draw PPP loan is $2 million. The Company has originated approximately $45 million of additional PPP loans during this reopening period.

Loan Modifications

At December 31, 2020, we had remaining 65 modified commercial loans with an aggregate principal balance outstanding of $233 million and 581 modified consumer and mortgage loans with an aggregate principal balance outstanding of $18 million. The loan modifications are within the guidance provided by the CARES Act and subsequent legislation, the federal banking regulatory agencies, the Securities and Exchange Commission (SEC) and the Financial Accounting Standards Board (FASB); therefore, they are not considered troubled debt restructurings. A portion of the loans modified at December 31, 2020 may be further modified, and new loans may be modified, within the guidance provided by the CARES Act (and subsequent legislation), the federal banking regulatory agencies, the SEC and the FASB if a more severe or lengthier deterioration in economic conditions occurs in future periods. At December 31, 2020, the modified loans were in the following categories (dollars in millions):

							Combined
							Interest	Weighted
			Interest	Interest	Interest	Full	Only and	Average
	# of Loans	$ of Loans	Only	Only	Only	Payment	Payment	Loan to
Collateral Type	Modified	Modified	3 Months	4-6 Months	7-12 Months	Deferral	Deferral	Value
Hotel/Motel	10	$93.5	$—	$8.4	$24.1	$—	$61.0	61%
Retail	10	40.1	3.0	1.1	29.3	—	6.7	60%
Multifamily	4	24.1	7.6	10.8	5.7	—	—	69%
Healthcare	2	21.6	—	—	—	—	21.6	61%
Land	4	12.3	11.3	—	1.0	—	—	57%
Restaurants	7	11.1	—	—	0.2	—	10.9	63%
Commercial Business	14	10.2	0.7	3.3	5.6	0.1	0.5
Office	6	10.0	0.4	0.2	3.2	—	6.2	49%
Warehouse/Other	8	9.7	—	—	3.3	1.1	5.3	72%
Total Commercial	65	232.6	23.0	23.8	72.4	1.2	112.2

Residential Mortgage	59	11.5	0.2	0.2	—	10.8	0.3	70%
Consumer	522	6.7	—	—	—	6.7	—
Total Consumer	581	18.2	0.2	0.2	—	17.5	0.3

Total	646	$250.8	$23.2	$24.0	$72.4	$18.7	$112.5

At June 30, 2020, we had modified 431 commercial loans with an aggregate principal balance outstanding of $931 million and 1,702 consumer and mortgage loans with an aggregate principal balance outstanding of $80 million. This represented the largest number and amount of modified loans at any quarter end during 2020. During the remainder of 2020, the majority of these modified loans completed the modification period and returned to their normal payment schedule. In addition, there were principal payments and loan payoffs which reduced the outstanding balance of these loans.

The Company has escalated monitoring activities related to the modified loans and has also increased review and monitoring activities for certain sectors of the loan portfolio which may be currently most impacted by the COVID-19 pandemic. The retail portfolio had an outstanding balance of $355 million at December 31, 2020, which was 10% of the total loan portfolio. It is a very granular portfolio, with an average loan size of $1.7 million. Most loans are under $5 million, with 26% of the outstanding balance of the retail portfolio represented by loans in excess of $10 million. At December 31, 2020, the weighted average loan-to-value ratio of this portfolio was 62%.

The hotel/motel portfolio had an outstanding balance of $242 million at December 31, 2020, which was 7% of the total loan portfolio. The average loan size is $4.9 million, with the 20 largest loans comprising approximately 91% of the portfolio. These properties are well-diversified geographically, mainly throughout the Midwest, with most being limited-service properties. Approximately 86% of the portfolio operates under the flag of major hotel chains. At December 31, 2020, the weighted average loan-to-value ratio of this portfolio was 59%.

The restaurant portfolio had an outstanding balance of $72 million at December 31, 2020, which was 2% of the total loan portfolio. It is a very granular portfolio, with the majority of the restaurants operating in Missouri, Illinois, Iowa and Minnesota. The majority of these loans are to franchisees of top-tier quick service brands with national scale that have had the ability to stay open with delivery and drive-through service throughout the course of the pandemic. At December 31, 2020, the weighted average loan-to-value ratio of this portfolio was 58%.

Total loans outstanding (excluding FDIC-assisted acquired loans, net of discount) in the following categories at December 31, 2020, were as follows (dollars in millions):

	Outstanding	Percentage of		Percentage	Weighted
	Balance of	Loans Modified	Percentage	of Loans of	Average Loan
	Loans of This	To Total Loans	of Loans	This Collateral	to Value of Loans
	Collateral	of This	Modified To	Type to	in This
Collateral Type	Type	Collateral Type	Total Loans	Total Loans	Collateral Type

Hotel/Motel	$241.5	39%	3%	7%	59%
Retail	355.1	11%	1%	10%	62%
Multifamily	999.4	2%	1%	27%	61%
Healthcare	281.5	8%	1%	8%	58%
Land	58.9	21%	<1%	1%	65%
Restaurants	72.0	15%	<1%	2%	58%
Commercial Business(1)	258.5	4%	<1%	7%
Office	270.3	4%	<1%	7%	52%
Warehouse/Other	299.1	3%	<1%	8%	59%
Total Commercial	2,836.3	8%	6%	77%

Residential Mortgage	602.6	2%	<1%	16%	72%
Consumer	241.1	3%	<1%	7%
Total Consumer	843.7	2%	<1%	23%

Total	$3,680.0	7%	7%	100%

(1) The Commercial Business outstanding loan balance excludes PPP loans of $95.3 million.

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

In the year ended December 31, 2020, Great Southern's total assets increased $511.3 million, or 10.2%, from $5.02 billion at December 31, 2019, to $5.53 billion at December 31, 2020. Full details of the current year changes in total assets are provided below, under “Comparison of Financial Condition at December 31, 2020 and December 31, 2019.”

Loans. In the year ended December 31, 2020, Great Southern's net loans increased $142.8 million, or 3.4%, from $4.15 billion at December 31, 2019, to $4.30 billion at December 31, 2020. Excluding FDIC-assisted acquired loans and mortgage loans held for sale, total gross loans increased $202.0 million, or 4.1%, from December 31, 2019 to December 31, 2020. This increase was primarily in commercial real estate loans, owner occupied one- to four-family residential loans, commercial business loans and other residential (multi-family) loans. These increases were partially offset by decreases in construction loans and consumer auto loans. FDIC-assisted acquired loan portfolios decreased $28.6 million. As loan demand is affected by a variety of factors, including general economic conditions, and because of the competition we face and our focus on pricing discipline and credit quality, we cannot be assured that our loan growth will match or exceed the level of increases achieved in 2020 or prior years. The Company's strategy continues to be focused on maintaining credit risk and interest rate risk at appropriate levels.

Recent loan growth has occurred in several loan types, primarily other residential (multi-family) real estate loans, one- to four-family residential loans, and commercial real estate loans and in most of Great Southern's primary lending locations, including Springfield, St. Louis, Kansas City, Des Moines and Minneapolis, as well as the locations where it has loan production offices, including Atlanta, Chicago, Dallas, Denver, Omaha and Tulsa. Certain minimum underwriting standards and monitoring help assure the Company's portfolio quality. Great Southern's loan committee reviews and approves all new loan originations in excess of lender approval authorities. Generally, the Company considers commercial construction, consumer, and commercial real estate loans to involve a higher degree of risk compared to some other types of loans, such as first mortgage loans on one- to four-family, owner-occupied residential properties. For commercial real estate, commercial business and construction loans, the credits are subject to an analysis of the borrower's and guarantor's financial condition, credit history, verification of liquid assets, collateral, market analysis and repayment ability. It has been, and continues to be, Great Southern's practice to verify information from potential borrowers regarding assets, income or payment ability and credit ratings as applicable and as required by the authority approving the loan. To minimize construction risk, projects are monitored as construction draws are requested by comparison to budget and with progress verified through property inspections. The geographic and product diversity of collateral, equity requirements and limitations on speculative construction projects help to mitigate overall risk in these loans. Underwriting standards for all loans also include loan-to-value ratio limitations which vary depending on collateral type, debt service coverage ratios or debt payment to income ratio guidelines, where applicable, credit histories, use of guaranties and other recommended terms relating to equity requirements, amortization, and maturity. Consumer loans are primarily secured by new and used motor vehicles and these loans are also subject to certain minimum underwriting standards to assure portfolio quality. Great Southern's consumer underwriting and pricing standards were fairly consistent through the first half of 2016. In response to a more challenging consumer credit environment, the Company tightened its underwriting guidelines on automobile lending in the latter part of 2016. Management took this step in an effort to improve credit quality in the portfolio and reduce delinquencies and charge-offs. The underwriting standards employed by Great Southern for consumer loans include a determination of the applicant's payment history on other debts, credit scores, employment history and an assessment of ability to meet existing obligations and payments on the proposed loan. In 2019, the Company made the decision to discontinue indirect auto loan originations.

Of the total loan portfolio at December 31, 2020 and 2019, 88.2% and 87.2%, respectively, was secured by real estate, as this is the Bank’s primary focus in its lending efforts. At December 31, 2020 and 2019, commercial real estate and commercial construction loans were 47.8% and 47.6% of the Bank’s total loan portfolio (excluding loans acquired through FDIC-assisted transactions), respectively. Commercial real estate and commercial construction loans generally afford the Bank an opportunity to increase the yield on, and the proportion of interest rate sensitive loans in, its portfolio. They do, however, present somewhat greater risk to the Bank because they may be more adversely affected by conditions in the real estate markets or in the economy generally. At December 31, 2020 and 2019, loans made in the Springfield, Mo. metropolitan statistical area (Springfield MSA) were 8% and 9% of the Bank’s total loan portfolio (excluding loans acquired through FDIC-assisted transactions), respectively. The Company’s headquarters are located in Springfield and we have operated in this market since 1923. Because of our large presence and experience in the Springfield MSA, many lending opportunities exist. At December 31, 2020 and 2019, loans made in the St. Louis, Mo. metropolitan statistical area (St. Louis MSA) were 19% and 17% of the Bank’s total loan portfolio (excluding loans acquired through FDIC-assisted transactions), respectively. The Company’s expansion into the St. Louis MSA beginning in May 2009 has provided an opportunity to not only expand its markets and provide diversification from the Springfield MSA, but also has provided access to a larger economy with increased lending opportunities despite higher levels of competition. Loans made in the St. Louis MSA are primarily commercial real estate, commercial business and other residential (multi-family) loans which are less likely to be impacted by the higher levels of unemployment rates, as mentioned above under “Current Economic Conditions,” than if the focus were on one- to four-family residential and consumer loans. For further discussions of the Bank’s loan portfolio, and specifically, commercial real estate and commercial construction loans, see “Item 1. Business – Lending Activities.”

The percentage of fixed-rate loans in our loan portfolio has been as much as 58% in recent years and was 49% as of December 31, 2020. This was due to customer preference for fixed rate loans during this period of relatively low interest rates. The majority of the increase in fixed rate loans over the past few years was in commercial construction and commercial real estate, both of which typically have short durations within our portfolio. Of the total amount of fixed rate loans in our portfolio as of December 31, 2020, approximately 83% mature within the next five years and therefore are not considered to create significant long-term interest rate risk for the Company. Fixed rate loans make up only a portion of our balance sheet and our overall interest rate risk strategy. As of December 31, 2020, our interest rate risk models indicated a one-year interest rate earnings sensitivity position that is moderately positive in an increasing rate environment. For further discussion of our interest rate sensitivity gap and the processes used to manage our exposure to interest rate risk, see “Quantitative and Qualitative Disclosures About Market Risk – How We Measure the Risks to Us Associated with Interest Rate Changes.” For discussion of the risk factors associated with interest rate changes, see “Risk Factors – We may be adversely affected by interest rate changes.”

While our policy allows us to lend up to 95% of the appraised value on one-to four-family residential properties, originations of loans with loan-to-value ratios at that level are minimal. Private mortgage insurance is typically required for loan amounts above the 80% level. Few exceptions occur and would be based on analyses which determined minimal transactional risk to be involved. We consider these lending practices to be consistent with or more conservative than what we believe to be the norm for banks our size. At December 31, 2020 and 2019, none of our owner occupied one- to four-family residential loans had loan-to-value ratios above 100% at origination. At both December 31, 2020 and 2019, an estimated 0.6% of total non-owner occupied one- to four-family residential loans had loan-to-value ratios above 100% at origination.

At December 31, 2020, troubled debt restructurings totaled $3.3 million, or 0.08% of total loans, up $1.4 million from $1.9 million, or 0.05% of total loans, at December 31, 2019. Concessions granted to borrowers experiencing financial difficulties may include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection. For troubled debt restructurings occurring during the year ended December 31, 2020, five loans totaling $107,000 were restructured into multiple new loans. For troubled debt restructurings occurring during the year ended December 31, 2019, five loans totaling $34,000 were restructured into multiple new loans. For further information on troubled debt restructurings, see Note 3 of the accompanying audited financial statements, which are included in Item 8 of this report. In accordance with the CARES Act and guidance from the banking regulatory agencies, we made certain short-term modifications to loan terms to help our customers navigate through the current pandemic situation. Although loan modifications were made, they did not result in these loans being classified as troubled debt restructurings, potential problem loans or non-performing loans. As of December 31, 2020, $232.6 million of commercial loans and $18.2 million of residential and consumer loans were subject to such modifications. If more severe lengthier negative impacts of the COVID-19 pandemic occur or the effects of the SBA loan programs and other loan and stimulus programs do not enable companies and individuals to completely recover financially, this could result in longer-term modifications, which may be deemed to be troubled debt restructurings, additional potential problem loans and/or additional non-performing loans.

Loans that were acquired through FDIC-assisted transactions, which are accounted for in pools, were included in the analysis and estimation of the allowance for loan losses. If expected cash flows to be received on any given pool of loans decreased from previous estimates, then a determination was made as to whether the loan pool should be charged down or the allowance for loan losses should be increased (through a provision for loan losses). Acquired loans are described in detail in Note 4 of the accompanying audited financial statements, included in Item 8 of this Report. For acquired loan pools, the Company may allocate, and at December 31, 2020, has allocated, a portion of its allowance for loan losses related to these loan pools in a manner similar to how it allocates its allowance for loan losses to those loans which are collectively evaluated for impairment.

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

Available-for-sale Securities. In the year ended December 31, 2020, available-for-sale securities increased $40.7 million, or 10.9%, from $374.2 million at December 31, 2019, to $414.9 million at December 31, 2020. The increase was primarily due to the purchase of FNMA and GNMA fixed-rate multi-family mortgage-backed securities and FNMA and GNMA fixed rate collateralized mortgage obligation securities, partially offset by calls of municipal securities and normal monthly payments received related to the portfolio of mortgage-backed securities.

Deposits. The Company attracts deposit accounts through its retail branch network, correspondent banking and corporate services areas, and brokered deposits. The Company then utilizes these deposit funds, along with FHLBank advances and other borrowings, to meet loan demand or otherwise fund its activities. In the year ended December 31, 2020, total deposit balances increased $556.8 million, or 14.1%. Transaction account balances increased $887.1 million and retail certificates of deposit decreased $117.4 million compared to December 31, 2019. The increase in transaction accounts were primarily a result of increased customers in the CDARS reciprocal program, money market deposit accounts, and certain NOW account types. Retail certificates of deposit decreased due to a decrease in retail certificates generated through the banking center network, partially offset by increases in time deposits generated through internet channels. Brokered deposits, including CDARS program purchased funds, were $158.7 million at December 31, 2020, a decrease of $213.0 million from $371.7 million at December 31, 2019. The brokered deposits were allowed to mature without replacement as other deposit categories increased.

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

Securities sold under reverse repurchase agreements with customers. Securities sold under reverse repurchase agreements with customers increased $80.0 million from $84.2 million at December 31, 2019 to $164.2 million at December 31, 2020. These balances fluctuate over time based on customer demand for this product. A large portion of this increase is related to two customers who placed additional funds in these account types.

Federal Home Loan Bank Advances and Short Term Borrowings. The Company’s FHLBank term advances were $-0- at both December 31, 2020 and December 31, 2019. At December 31, 2020, there were no borrowings from the FHLBank. At December 31, 2019, there were no borrowings from the FHLBank other than overnight advances, which are included in the short term borrowings category.

Short term borrowings and other interest-bearing liabilities decreased $226.7 million from $228.2 million at December 31, 2019 to $1.5 million at December 31, 2020. The short term borrowings included no overnight FHLBank borrowings at December 31, 2020 and $196.0 million at December 31, 2019. The Company utilizes both overnight borrowings and short-term FHLBank advances depending on relative interest rates.

Subordinated notes. Subordinated notes increased $74.1 million from $74.3 million at December 31, 2019 to $148.4 million at December 31, 2020. The Company issued $75.0 million of subordinated notes in June 2020, receiving net proceeds of $73.5 million.

Net Interest Income and Interest Rate Risk Management. Our net interest income may be affected positively or negatively by changes in market interest rates. A large portion of our loan portfolio is tied to one-month LIBOR, three-month LIBOR or the “prime rate” and adjusts immediately or shortly after the index rate adjusts (subject to the effect of contractual interest rate floors on some of the loans, which are discussed below). We monitor our sensitivity to interest rate changes on an ongoing basis (see “Quantitative and Qualitative Disclosures About Market Risk”). In addition, our net interest income has been impacted by changes in the cash flows expected to be received from acquired loan pools. As described in Note 4 of the accompanying audited financial statements, included in Item 8 of this report, the Company’s evaluation of cash flows expected to be received from acquired loan pools has been on-going and increases in cash flow expectations have been recognized as increases in accretable yield through interest income. Decreases in cash flow expectations have been recognized as impairments through the allowance for loan losses.

The current level and shape of the interest rate yield curve poses challenges for interest rate risk management. Prior to its increase of 0.25% on December 16, 2015, the FRB had last changed interest rates on December 16, 2008. This was the first rate increase since September 29, 2006. The FRB also implemented rate change increases of 0.25% on eight additional occasions beginning December 14, 2016 and through December 31, 2018, with the Federal Funds rate reaching as high as 2.50%. After December 2018, the FRB paused its rate increases and, in July, September and October 2019, implemented rate change decreases of 0.25% on each of those occasions. At December 31, 2019, the Federal Funds rate stood at 1.75%. In response to the COVID-19 pandemic, the FRB decreased interest rates on two occasions in March 2020, a 0.50% decrease on March 3 and a 1.00% decrease on March 16. At December 31, 2020, the Federal Funds rate stood at 0.25%. A substantial portion of Great Southern’s loan portfolio ($2.00 billion at December 31, 2020) is tied to the one-month or three-month LIBOR index and will be subject to adjustment at least once within 90 days after December 31, 2020. Of these loans, $1.99 billion had interest rate floors. Great Southern also has a portfolio of loans ($261 million at December 31, 2020) tied to a "prime rate" of interest and will adjust immediately with changes to the "prime rate" of interest. A rate cut by the FRB generally would have an anticipated immediate negative impact on the Company's net interest income due to the large total balance of loans tied to the one-month or three-month LIBOR index and will be subject to adjustment at least once within 90 days or loans which generally adjust immediately as the Federal Funds rate adjusts. Interest rate floors may at least partially mitigate the negative impact of interest rate decreases. Loans at their floor rates are, however, subject to the risk that borrowers will seek to refinance elsewhere at the lower market rate. Because the Federal Funds rate is again very low, there may also be a negative impact on the Company's net interest income due to the Company's inability to significantly lower its funding costs in the current competitive rate environment, although interest rates on assets may decline further. Conversely, interest rate increases would normally result in increased interest rates on our LIBOR-based and prime-based loans. As of December 31, 2020, Great Southern's interest rate risk models indicate that, generally, rising interest rates are expected to have a positive impact on the Company's net interest income, while declining interest rates are expected to have a negative impact on net interest income. We model various interest rate scenarios for rising and falling rates, including both parallel and non-parallel shifts in rates. The results of our modeling indicate that net interest income is not likely to be significantly affected either positively or negatively in the first twelve months following a rate change, regardless of any changes in interest rates, because our portfolios are relatively well matched in a twelve-month horizon. In a situation where market interest rates decrease significantly in a short period of time, as they did in March 2020, our net interest margin decrease may be more pronounced in the very near term (first one to three months), due to fairly rapid decreases in LIBOR interest rates. In the subsequent months we expect that the net interest margin would stabilize and begin to improve, as renewal interest rates on maturing time deposits are expected to decrease compared to the current rates paid on those products. During 2020, we did experience some compression of our net interest margin percentage due to 2.25% of Federal Fund rate cuts during the nine month period of July 2019 through March 2020. Margin compression primarily resulted from changes in the asset mix, mainly the addition of lower-yielding assets and the issuance of subordinated notes during 2020. LIBOR interest rates have decreased, putting pressure on loan yields, and strong pricing competition for loans and deposits remains in most of our markets. For further discussion of the processes used to manage our exposure to interest rate risk, see “Quantitative and Qualitative Disclosures About Market Risk – How We Measure the Risks to Us Associated with Interest Rate Changes.”

Non-Interest Income and Operating Expenses. The Company's profitability is also affected by the level of its non-interest income and operating expenses. Non-interest income consists primarily of service charges and ATM fees, late charges and prepayment fees on loans, gains on sales of loans and available-for-sale investments and other general operating income. Operating expenses consist primarily of salaries and employee benefits, occupancy-related expenses, expenses related to foreclosed assets, postage, FDIC deposit insurance, advertising and public relations, telephone, professional fees, office expenses and other general operating expenses. Details of the current period changes in non-interest income and non-interest expense are provided under “Results of Operations and Comparison for the Years Ended December 31, 2020 and 2019.”

Business Initiatives

The Company implemented several business and operational initiatives in 2020.

For most of 2020 and continuing in 2021, Great Southern has actively monitored and responded to the effects of the evolving COVID-19 pandemic. As always, the health, safety and well-being of our customers, associates and communities while maintaining uninterrupted service are the Company’s top priorities. Please see the “COVID-19 Business Impact and Response” section of this Item 7 for further information, including the Company’s participation in the SBA’s PPP.

The Company’s 94 banking centers are also consistently reviewed to measure performance and to ensure responsiveness to changing customer needs and preferences. As such, the Company may open banking centers and invest resources where customer demand leads, and from time to time, consolidate banking centers or even exit markets when conditions dictate.

As a complement to its internal evaluation process, in 2020, the Company engaged a third-party vendor to analyze all banking center facilities and the in-branch customer experience to ensure that this physical access channel is efficiently evolving to the changing landscape.

Several banking center changes were initiated in 2020:

●	In July 2020, the Great Southern banking centers located inside the Hy-Vee stores at 2900 Devils Glen Rd in Bettendorf, Iowa, and 2351 W. Locust St. in Davenport, Iowa, were closed due to store infrastructure changes by the landlord. The Company currently operates three banking centers in the Quad Cities market area – two in Davenport and one in Bettendorf.
●	In August 2020, remodeling of the downtown office at 1900 Main in Parsons, Kansas, was completed, which included the addition of drive-thru banking lanes. With this completion, the nearby drive-thru facility was consolidated into the downtown office, leaving one location serving the Parsons market.
●	In the Joplin, Missouri, market, the Company purchased a banking facility in the fourth quarter of 2019 vacated by another financial institution, which included a contractual black-out period ending in April 2021. A third party vendor has been engaged by the Company to redesign this facility as a “bank of the future” prototype to incorporate evolving customer preferences. Variations of this prototype design may be utilized in other select banking centers in the Company’s footprint in the future. The Company expects the new office in Joplin to be completed in the third quarter of 2021, whereupon the nearby leased banking center at 1710 E. 32nd Street will be consolidated into this new office. There are two banking centers currently serving the Joplin market.

Other corporate initiatives occurred in 2020:

●	In June 2020, the Company further enhanced its regulatory capital position with the issuance of $75.0 million of 5.50% fixed-to-floating rate subordinated notes due June 15, 2030, which count as Tier 2 Capital in the calculation of the Total Capital Ratio. The Notes were sold at par, resulting in net proceeds, after underwriting discounts, commissions and related expenses, of approximately $73.5 million. The Company intends to use the net proceeds of the offering for general corporate purposes, which may include repayment or redemption of outstanding indebtedness, the payment of dividends, providing capital to support its organic growth or growth through strategic acquisitions, capital expenditures, financing investments, repurchasing shares of its common stock and for investments in the Bank as regulatory capital.
●	On October 21, 2020, the Company’s Board of Directors authorized management to repurchase up to one million additional shares of the Company’s common stock under a program of open market purchases or privately negotiated transactions. The program does not have an expiration date, and took effect after the Company completed the repurchase of the shares remaining under the 2018 stock repurchase program. During the year ended December 31, 2020, the Company repurchased 529,883 shares of its common stock at an average price of $41.71.
●	The Company announced the retirement intentions of two executive management team members. Both announced their retirements at least a year in advance to ensure an orderly leadership transition. Successors have been identified for both of these management positions.

Douglas Marrs, Vice President and Chief Operations Officer of the Bank and Assistant Secretary of the Company, intends to retire in June 2021. He is primarily responsible for general bank operations and facilities management. With a career spanning more than 40 years in the banking industry, Mr. Marrs joined Great Southern in 1996.

Linton J. Thomason, Vice President and Chief Information Officer, intends to retire at the end of 2021. He is responsible for information services and technology. With more than 40 years in the banking industry, Mr. Thomason joined Great Southern in 1997.

Messrs. Marrs and Thomason have been integral in the Bank’s growth and success for the last two decades. During that time period, the Bank has grown from approximately $700 million in assets with operations primarily in the southwest Missouri region, to approximately $5.5 billion in assets and offices in 11 states, as of December 31, 2020.

●	Great Southern Bank was recognized as part of Forbes’ annual list of the World’s Best Banks 2020. Great Southern was ranked as the sixth best bank in the United States. The World’s Best Banks list is comprised of the financial institutions that differentiate their services and build trustworthy relationships with their customers. 450 banks around the world are featured on the list, which was announced online on May 14, 2020, and can currently be viewed on the Forbes website. The study involved 40,000 bank customers from 23 countries to rate banks they are involved with on general satisfaction and key attributes like trust, fees, digital services and financial advice.

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

The Economic Growth Act, among other matters, expands the definition of qualified mortgages which may be held by a financial institution and simplifies the regulatory capital rules for financial institutions and their holding companies with total consolidated assets of less than $10 billion by instructing the federal banking regulators to establish a single “Community Bank Leverage Ratio” of between 8 and 10 percent. Any qualifying depository institution or its holding company that exceeds the “Community Bank Leverage Ratio” will be considered to have met generally applicable leverage and risk-based regulatory capital requirements and any qualifying depository institution that exceeds the new ratio will be considered “well-capitalized” under the prompt corrective action rules. Effective January 1, 2020, the Community Bank Leverage Ratio was 9.0%. In April 2020, pursuant to the CARES Act, the federal bank regulatory agencies announced the issuance of two interim final rules, effective immediately, to provide temporary relief to community banking organizations. Under the interim final rules, the Community Bank Leverage Ratio requirement is a minimum of 8% for the remainder of calendar year 2020, 8.5% for calendar year 2021, and 9% thereafter. The Company and the Bank have chosen to not utilize the new Community Bank Leverage Ratio due to the Company's size and complexity, including its commercial real estate and construction lending concentrations and significant off-balance sheet funding commitments.

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

Comparison of Financial Condition at December 31, 2020 and December 31, 2019

During the year ended December 31, 2020, total assets increased by $511.3 million to $5.53 billion. The increase was primarily attributable to increases in loans receivable and cash and cash equivalents.

Cash and cash equivalents were $563.7 million at December 31, 2020, an increase of $343.5 million, or 156.1%, from $220.2 million at December 31, 2019. During 2020, the increase was primarily related to excess funds held at the Federal Reserve Bank after repayment of FHLBank overnight borrowings. The additional funds were primarily the result of increases in deposits.

The Company’s available for sale securities increased $40.7 million, or 10.9%, compared to December 31, 2019. The increase was primarily due to the purchase of FNMA and GNMA fixed-rate multi-family mortgage-backed securities and agency collateralized mortgage obligation securities, partially offset by calls of municipal securities and normal monthly payments received related to the portfolio of mortgage-backed securities. The available-for-sale securities portfolio was 7.5% of total assets at both December 31, 2020 and 2019, respectively.

Net loans increased $142.8 million from December 31, 2019, to $4.30 billion at December 31, 2020. Excluding FDIC-assisted acquired loans and mortgage loans held for sale, total gross loans (including the undisbursed portion of loans) increased $202.0 million, or 4.1%, from December 31, 2019 to December 31, 2020. Increases primarily occurred in commercial real estate loans, other residential (multi-family) loans, one- to four-family residential mortgage loans and commercial business loans. Outstanding and undisbursed balances of commercial real estate loans increased $59.5 million, or 4.0%, one- to four-family residential loans increased $77.6 million, or 15.3%, and other residential (multi-family) loans increased $155.1 million, or 17.9%. Partially offsetting the increases in these loans were a reduction of $72.8 million, or 5.2%, in construction loans, a decrease of $65.7 million, or 43.3%, in consumer auto loans and a decrease of $28.6 million, or 22.5%, in the FDIC-assisted acquired loan portfolios.

Other real estate owned and repossessions were $1.9 million at December 31, 2020, a decrease of $3.6 million, or 66.0%, from $5.5 million at December 31, 2019. The decrease was primarily due to sales of other real estate properties and properties which were not acquired through foreclosure during the period, and is discussed in more detail in the Non-performing Assets section below.

Total liabilities increased $484.7 million from $4.41 billion at December 31, 2019 to $4.90 billion at December 31, 2020. The increase was primarily attributable to an increase in deposits, subordinated notes and securities sold under reverse repurchase agreements, partially offset by decreases in short-term borrowings.

Total deposits increased $556.8 million, or 14.1%, from $3.96 billion at December 31, 2019 to $4.52 billion at December 31, 2020. Transaction account balances increased $887.1 million compared to December 31, 2019. Non-interest-bearing checking account balances increased $297.7 million and interest-bearing transaction accounts increased $589.4 million. The increase in transaction accounts were primarily a result of increased customers in the CDARS reciprocal program, money market deposit accounts, and certain NOW account types. Customer retail certificates initiated through our banking center network decreased by $186.1 million during the year ended December 31, 2020. Brokered deposits, including CDARS program purchased funds, were $158.7 million at December 31, 2020, a decrease of $213.0 million from $371.7 million at December 31, 2019. In 2020, the brokered deposits were allowed to mature without replacement as other deposit categories increased.

The Company’s Federal Home Loan Bank advances were $-0- at both December 31, 2020 and 2019. At December 31, 2020, there were no borrowings from the FHLBank. At December 31, 2019, there were no borrowings from the FHLBank, other than overnight borrowings, which are included in the short term borrowings category. The Company utilizes both overnight borrowings and short-term FHLBank advances depending on relative interest rates.

Short term borrowings and other interest-bearing liabilities decreased $226.7 million from $228.2 million at December 31, 2019 to $1.5 million at December 31, 2020. The short term borrowings included no overnight FHLBank borrowings at December 31, 2020 and $196.0 million at December 31, 2019.

Securities sold under reverse repurchase agreements with customers increased $80.0 million, or 95.1%, from $84.2 million at December 31, 2019 to $164.2 million at December 31, 2020. These balances fluctuate over time based on customer demand for this product.

Total stockholders' equity increased $26.6 million, from $603.1 million at December 31, 2019 to $629.7 million at December 31, 2020. The Company recorded net income of $59.3 million for the year ended December 31, 2020. Accumulated other comprehensive income increased $20.9 million due to increases in the fair value of available-for-sale investment securities and the fair value of cash flow hedges. In addition, total stockholders’ equity increased $1.8 million due to stock option exercises. Dividends declared on common stock, which decreased total stockholders’ equity, were $33.3 million. Total stockholders’ equity also decreased $22.1 million due to repurchases of the Company’s common stock.

Results of Operations and Comparison for the Years Ended December 31, 2020 and 2019

General

Net income decreased $14.3 million, or 19.4%, during the year ended December 31, 2020, compared to the year ended December 31, 2019. Net income was $59.3 million for the year ended December 31, 2020 compared to $73.6 million for the year ended December 31, 2019. This decrease was due to an increase in provision for loan losses of $9.7 million, or 158.1%, an increase in non-interest expenses of $8.1 million, or 7.0%, and a decrease in net interest income of $3.3 million, or 1.8%, partially offset by an increase in non-interest income of $4.1 million, or 13.2%, and a decrease in provision for income taxes of $2.7 million, or 16.2%. Net income available to common shareholders was $59.3 million for the year ended December 31, 2020 compared to $73.6 million for the year ended December 31, 2019.

Total Interest Income

Total interest income decreased $17.3 million, or 7.4%, during the year ended December 31, 2020 compared to the year ended December 31, 2019. The decrease was due to an $18.1 million, or 8.1%, decrease in interest income on loans, offset by a $792,000, or 6.6%, increase in interest income on investment securities and other interest-earning assets. Interest income on loans decreased in

2020 compared to 2019 due to lower average rates of interest, partially offset by higher average balances of loans. Interest income from investment securities and other interest-earning assets increased during 2020 compared to 2019 due to higher average balances of investments and other interest-earning assets, partially offset by lower average rates of interest.

Interest Income – Loans

During the year ended December 31, 2020 compared to the year ended December 31, 2019, interest income on loans decreased due to lower average interest rates, partially offset by higher average balances. Interest income decreased $30.6 million as the result of lower average interest rates on loans. The average yield on loans decreased from 5.37% during the year ended December 31, 2019 to 4.66% during the year ended December 31, 2020. Offsetting this decrease was an increase of $12.5 million in interest income as a result of higher average loan balances, which increased from $4.16 billion during the year ended December 31, 2019, to $4.40 billion during the year ended December 31, 2020. The decreased yields in most loan categories was primarily a result of decreased LIBOR and Federal Funds interest rates. In 2020, the Company also originated $121 million of PPP loans, which have a much lower yield compared to the overall loan portfolio.

On an on-going basis, the Company has estimated the cash flows expected to be collected from the acquired loan pools. For each of the loan portfolios acquired, the cash flow estimates have increased, based on the payment histories and the collection of certain loans, thereby reducing loss expectations of certain loan pools, resulting in adjustments to be spread on a level-yield basis over the remaining expected lives of the loan pools. The entire amount of the discount adjustment has been and will be accreted to interest income over time. For the years ended December 31, 2020 and 2019, the adjustments increased interest income and pre-tax income by $5.6 million and $7.4 million, respectively.

As of December 31, 2020, the remaining accretable yield adjustment that will affect interest income was $2.0 million. Of the remaining adjustments affecting interest income, we expect to recognize $1.5 million of interest income during 2021. We adopted the new accounting standard related to accounting for credit losses as of January 1, 2021. With the adoption of this standard, there is no reclassification of discounts from non-accretable to accretable subsequent to December 31, 2020. All adjustments made prior to December 31, 2020 will continue to be accreted to interest income. Apart from the yield accretion, the average yield on loans was 4.53% during the year ended December 31, 2020, compared to 5.19% during the year ended December 31, 2019, as a result of lower current market rates on adjustable rate loans and new loans originated during the year.

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

In March 2020, the Company and its swap counterparty mutually agreed to terminate the $400 million interest rate swap prior to its contractual maturity. The Company received a payment of $45.9 million from its swap counterparty as a result of this termination. This $45.9 million, less the accrued interest portion and net of deferred income taxes, is reflected in the Company’s stockholders’ equity as Accumulated Other Comprehensive Income and a portion of it will be accreted to interest income on loans monthly through the original contractual termination date of October 6, 2025. This will have the effect of reducing Accumulated Other Comprehensive Income and increasing Net Interest Income and Retained Earnings over the period. The Company recorded loan interest income of $7.7 million and $3.1 million during the years ending December 31, 2020 and 2019, respectively, related to this interest rate swap.

Interest Income - Investments and Other Interest-earning Assets

Interest income on investments increased $2.2 million in the year ended December 31, 2020 compared to the year ended December 31, 2019. Interest income increased $2.9 million as a result of an increase in average balances from $326.5 million during the year ended December 31, 2019, to $426.4 million during the year ended December 31, 2020. Interest income decreased $715,000 due to a decrease in average interest rates from 3.08% during the year ended December 31, 2019 to 2.88% during the year ended December 31, 2020, due to lower market rates of interest on investment securities purchased during 2020 compared to securities already in the portfolio. In addition, some securities with higher yields matured or were called prior to their maturity dates.

Interest income on other interest-earning assets decreased $1.4 million in the year ended December 31, 2020 compared to the year ended December 31, 2019. Interest income decreased $2.7 million due to a decrease in average interest rates from 2.14% during the year ended December 31, 2019, to 0.19% during the year ended December 31, 2020. Market interest rates earned on balances held at the Federal Reserve Bank were significantly lower in 2020 due to significant reductions in the federal funds rate of interest. Interest income increased $1.3 million as a result of an increase in average balances from $87.8 million during the year ended December 31, 2019, to $246.1 million during the year ended December 31, 2020. Average balances increased due to higher balances held at the Federal Reserve Bank due to increases in customer deposit balances.

Total Interest Expense

Total interest expense decreased $14.0 million, or 25.7%, during the year ended December 31, 2020, when compared with the year ended December 31, 2019, due to a decrease in interest expense on deposits of $13.1 million, or 28.8%, a decrease in interest expense on short-term borrowings and repurchase agreements of $3.0 million, or 81.4%, and a decrease in interest expense on subordinated debentures issued to capital trust of $391,000, or 38.4%. Partially offsetting these decreases, interest expense on subordinated notes increased $2.5 million, or 56.0%, due to additional subordinated notes issued in 2020.

Interest Expense - Deposits

Interest on demand deposits decreased $2.5 million due to a decrease in average rates from 0.53% during the year ended December 31, 2019, to 0.38% during the year ended December 31, 2020. Partially offsetting that decrease, interest on demand deposits increased $1.7 million due to an increase in average balances from $1.51 billion in the year ended December 31, 2019, to $1.87 billion in the year ended December 31, 2020. The decrease in average interest rates of interest-bearing demand deposits was primarily a result of decreased market interest rates on these types of accounts. Demand deposit balances increased substantially during the COVID-19 pandemic in 2020. Both business and personal deposit balances increased during the year.

Interest expense on time deposits decreased $10.6 million as a result of a decrease in average rates of interest from 2.19% during the year ended December 31, 2019, to 1.55% during the year ended December 31, 2020. In addition, interest expense on time deposits decreased $1.7 million due to a decrease in average balances of time deposits from $1.72 billion during the year ended December 31, 2019, to $1.64 billion during the year ended December 31, 2020. A large portion of the Company’s certificate of deposit portfolio matures within six to eighteen months and therefore reprices fairly quickly; this is consistent with the portfolio over the past several years. Older certificates of deposit that renewed or were replaced with new deposits generally resulted in the Company paying a lower rate of interest due to market interest rate decreases during 2020. Time deposit balances decreased due to maturity of retail and brokered time deposits during 2020. Due to the significant increases in non-time deposits, it was not necessary to replace the brokered deposits.

Interest Expense - FHLBank Advances; Short-term Borrowings, Repurchase Agreements and Other Interest-bearing Liabilities; Subordinated Debentures Issued to Capital Trust and Subordinated Notes

FHLBank term advances were not utilized during the years ended December 31, 2020 and 2019. The Company had a higher amount of overnight borrowings from the FHLBank in 2020, as discussed below.

Interest expense on short-term borrowings and repurchase agreements decreased $2.1 million due to average rates that decreased from 1.40% in the year ended December 31, 2019, to 0.37% in the year ended December 31, 2020. The decrease was due to decreases in market interest rates and a change in the mix of funding during the period, with more overnight borrowings from the FHLBank in 2019 than 2020. In addition to this decrease, interest expense on short-term borrowings and repurchase agreements decreased $845,000 due to a decrease in average balances from $260.0 million during the year ended December 31, 2019, to $183.5 million during the year ended December 31, 2020. The decrease in average balances was due to fewer overnight borrowings from the FHLBank in 2020.

During the year ended December 31, 2020, compared to the year ended December 31, 2019, interest expense on subordinated debentures issued to capital trusts decreased $391,000 due to lower average interest rates. The average interest rate was 3.95% in 2019, compared to 2.44% in 2020. The interest rate on subordinated debentures is a floating rate indexed to the three-month LIBOR interest rate. There was no change in the average balance of the subordinated debentures between 2020 and 2019.

In August 2016, the Company issued $75 million of 5.25% fixed-to-floating rate subordinated notes due August 15, 2026. The notes were sold at par, resulting in net proceeds, after underwriting discounts and commissions and other issuance costs, of approximately $73.5 million. In June 2020, the Company issued $75.0 million of 5.50% fixed-to-floating rate subordinated notes due June 15, 2030. The notes were sold at par, resulting in net proceeds, after underwriting discounts and commissions and other issuance costs, of approximately $73.5 million. In both cases, the issuance costs are amortized over the expected life of the notes, which is five years from the issuance date, and therefore impact the overall interest expense on the notes. Interest expense on subordinated notes increased $2.4 million due to an increase in average balances from $74.1 million during the year ended December 31, 2019 to $115.3 million during the year ended December 31, 2020. Interest expense on the subordinated notes increased $9,000 due to average rates that increased from 5.91% in the year ended December 31, 2019, to 5.92% in the year ended December 31, 2020.

Net Interest Income

Net interest income for the year ended December 31, 2020 decreased $3.3 million, or 1.8%, to $177.1 million, compared to $180.4 million for the year ended December 31, 2019. Net interest margin was 3.49% for the year ended December 31, 2020, compared to 3.95% for the year ended December 31, 2019, a decrease of 46 basis points. In both years, the Company’s net interest income and margin were positively impacted by the increases in expected cash flows from the FDIC-assisted acquired loan pools and the resulting increase to accretable yield, which was discussed previously in “Interest Income – Loans” and is discussed in Note 3 of the accompanying audited financial statements, which are included in Item 8 of this Report. The positive impact of these changes on the years ended December 31, 2020 and 2019 were increases in interest income of $5.6 million and $7.4 million, respectively, and increases in net interest margin of 11 basis points and 16 basis points, respectively. Excluding the positive impact of the additional yield accretion, net interest margin decreased 41 basis points during the year ended December 31, 2020. The decrease in net interest margin was due to significantly declining market interest rates, a change in asset mix with increases in lower-yielding investments and cash equivalents and the issuance of additional subordinated notes in 2020.

The Company's overall interest rate spread decreased 39 basis points, or 10.7%, from 3.62% during the year ended December 31, 2019, to 3.23% during the year ended December 31, 2020. The decrease was due to an 85 basis point decrease in the weighted average yield on interest-earning assets, partially offset by a 46 basis point decrease in the weighted average rate paid on interest-bearing liabilities. In comparing the two years, the yield on loans decreased 71 basis points, the yield on investment securities decreased 20 basis points and the yield on other interest-earning assets decreased 195 basis points. The rate paid on deposits decreased 48 basis points, the rate paid on subordinated debentures issued to capital trust decreased 151 basis points, the rate paid on short-term borrowings decreased 103 basis points, and the rate paid on subordinated notes increased one basis point.

For additional information on net interest income components, refer to the "Average Balances, Interest Rates and Yields" table in this Report.

Provision for Loan Losses and Allowance for Loan Losses

In the first quarter of 2020, pursuant to the CARES Act and guidance from the SEC and FASB, we elected to delay adoption of the new accounting standard (CECL) related to accounting for credit losses. Our financial statements for the year ended December 31, 2020, are prepared under the existing incurred loss methodology standard for accounting for loan losses.

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

The provision for loan losses for the year ended December 31, 2020 increased $9.7 million, to $15.9 million, compared with $6.2 million for the year ended December 31, 2019. At December 31, 2020 and December 31, 2019, the allowance for loan losses was $55.7 million and $40.3 million, respectively. Total net charge-offs were $422,000 and $4.3 million for the years ended December 31, 2020 and 2019, respectively. During the year ended December 31, 2020, a substantial portion of net charge-offs were in the consumer category. The Company experienced net recoveries in some of the other loan categories. In response to a more challenging consumer credit environment, the Company tightened its underwriting guidelines on automobile lending beginning in the latter part of 2016. Management took this step in an effort to improve credit quality in the portfolio and lower delinquencies and charge-offs. In February 2019, the Company ceased providing indirect lending services to automobile dealerships. These actions also reduced origination volume and, as such, the outstanding balance of the Company's automobile loans declined approximately $66 million in the year ended December 31, 2020. At December 31, 2020, indirect automobile loans totaled approximately $48 million. We expect this total balance will be largely paid off in the next year. General market conditions and unique circumstances related to individual borrowers and projects contributed to the level of provisions and charge-offs. In 2020, due to the COVID-19 pandemic and its effects on the overall economy and unemployment, the Company increased its provisions for loan losses and increased its allowance for loan losses, even though actual realized net charge-offs were very low. Collateral and repayment evaluations of all assets categorized as potential problem loans, non-performing loans or foreclosed assets were completed with corresponding charge-offs or reserve allocations made as appropriate.

All FDIC-acquired loans were grouped into pools based on common characteristics and were recorded at their estimated fair values, which incorporated estimated credit losses at the acquisition date. These loan pools have been systematically reviewed by the Company to determine the risk of losses that may exceed those identified at the time of the acquisition. Techniques used in determining risk of loss are similar to those used to determine the risk of loss for the legacy Great Southern Bank portfolio, with most focus being placed on those loan pools which include larger loan relationships and those loan pools which exhibit higher risk characteristics. Review of the acquired loan portfolio also includes a review of financial information, collateral valuations and customer interaction to determine if additional reserves are warranted.

The Bank’s allowance for loan losses as a percentage of total loans, excluding FDIC-assisted acquired loans, was 1.32% and 1.00% at December 31, 2020 and 2019, respectively. Management considers the allowance for loan losses adequate to cover losses inherent in the Bank’s loan portfolio at December 31, 2020, based on recent reviews of the Bank’s loan portfolio and current economic conditions. If current economic conditions were to last longer than anticipated or deteriorate further or management’s assessment of the loan portfolio were to change, additional loan loss provisions could be required, thereby adversely affecting the Company’s future results of operations and financial condition.

Effective January 1, 2021, we adopted the CECL accounting standard. This accounting standard requires FDIC-insured institutions and their holding companies (banking organizations) to recognize credit losses expected over the life of certain financial assets. CECL covers a broader range of assets than the current incurred loss method of recognizing credit losses and generally results in earlier recognition of credit losses.

Non-performing Assets

Non-performing assets acquired through FDIC-assisted transactions, including foreclosed assets and potential problem loans, are not included in the totals or in the discussion of non-performing loans, potential problem loans and foreclosed assets below. These assets were initially recorded at their estimated fair values as of their acquisition dates and are accounted for in pools; therefore, these loan pools were analyzed rather than the individual loans. The overall performance of the loan pools acquired in each of the five FDIC-assisted transactions has been better than original expectations as of the acquisition dates.

As a result of changes in balances and composition of the loan portfolio, changes in economic and market conditions that occur from time to time, and other factors specific to a borrower's circumstances, the level of non-performing assets will fluctuate.

Non-performing assets, excluding all FDIC-assisted acquired assets, at December 31, 2020, were $3.8 million, a decrease of $4.4 million from $8.2 million at December 31, 2019. Non-performing assets, excluding all FDIC-assisted acquired assets, as a percentage of total assets were 0.07% at December 31, 2020, compared to 0.16% at December 31, 2019.

Compared to December 31, 2019, non-performing loans decreased $1.5 million to $3.0 million at December 31, 2020, and foreclosed assets decreased $2.9 million to $777,000 at December 31, 2020. Non-performing one-to four-family residential loans comprised $1.6 million, or 51.6%, of the total non-performing loans at December 31, 2020. Non-performing consumer loans comprised $771,000, or 25.3%, of the total non-performing loans at December 31, 2020. Non-performing commercial real estate loans comprised $587,000, or 19.3%, of total non-performing loans at December 31, 2020. Non-performing commercial business loans comprised $114,000, or 3.8%, of total non-performing loans at December 31, 2020.

Non-performing Loans. Activity in the non-performing loans category during the year ended December 31, 2020, was as follows:

				Transfers to	Transfers to
	Beginning	Additions to	Removed	Potential	Foreclosed			Ending
	Balance,	Non-	from Non-	Problem	Assets and	Charge-		Balance,
	January 1	Performing	Performing	Loans	Repossessions	Offs	Payments	December 31

	(In Thousands)

One- to four-family construction	$—	$—	$—	$—	$—	$—	$—	$—
Subdivision construction	—	—	—	—	—	—	—	—
Land development	—	—	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—	—	—
One- to four-family residential	1,477	1,366	(283)	(304)	(134)	(29)	(522)	1,571
Other residential	—	—	—	—	—	—	—	—
Commercial real estate	632	107	(94)	—	—	—	(58)	587
Other commercial	1,235	—	—	—	—	—	(1,121)	114
Consumer	1,175	496	(39)	(113)	(96)	(193)	(459)	771

Total	$4,519	$1,969	$(416)	$(417)	$(230)	$(222)	$(2,160)	$3,043

At December 31, 2020, the non-performing one- to four-family residential category included 23 loans, nine of which were added during 2020. The largest relationship in this category was added in 2020 totaling $274,000, or 17.5% of the total category, which is collateralized by a residential home in the Kansas City, Mo. area. Subsequent to December 31, 2020 this loan was paid off. The non-performing consumer category included 65 loans, 24 of which were added during 2020, and the majority of which are indirect and used automobile loans. The non-performing commercial real estate category included two loans. One loan was added and then removed from non-performing during 2020 after completing six consecutive months of timely payments. The largest relationship in this category was added in 2019 totaling $495,000, or 84.4% of the total category, and was collateralized by a multi-tenant building in Arkansas. The non-performing commercial business category included two loans, neither of which was added during 2020. The largest relationship in this category was added in 2018, and totaled $75,000, or 65.6% of the total category. The previous largest relationship in this category of $1.1 million paid off during 2020.

In the table above, loans that were modified under the guidance provided by the CARES Act are not non-performng loans as they are current under their modified terms. For additional information about these loan modifications, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations -- “Loan Modifications.”

Other Real Estate Owned and Repossessions. Of the total $1.9 million of other real estate owned and repossessions at December 31, 2020, $446,000 represents the fair value of foreclosed and repossessed assets related to loans acquired in FDIC-assisted transactions and $654,000 represents properties which were not acquired through foreclosure. The foreclosed and other assets acquired in the FDIC-assisted transactions and the properties not acquired through foreclosure are not included in the following table and discussion of other real estate owned and repossessions. Because sales and write-downs of foreclosed and repossessed properties exceeded additions, total foreclosed assets and repossessions decreased. Activity in foreclosed assets and repossessions during the year ended December 31, 2020, was as follows:

	Beginning		ORE and		ORE and	Ending
	Balance,		Repossession	Capitalized	Repossession	Balance,
	January 1	Additions	Sales	Costs	Write-Downs	December 31

	(In Thousands)

One- to four-family construction	$—	$—	$—	$—	$—	$—
Subdivision construction	689	—	(464)	126	(88)	263
Land development	1,816	—	(715)	—	(851)	250
Commercial construction	—	—	—	—	—	—
One- to four-family residential	601	134	(624)	—	—	111
Other residential	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—
Consumer	545	1,144	(1,536)	—	—	153

Total	$3,651	$1,278	$(3,339)	$126	$(939)	$777

At December 31, 2020, the land development category of foreclosed assets consisted of one property in the Camdenton, Mo. area and had a balance of $250,000 after a valuation write-down and price reduction. During 2020, two of the three properties in the land development category were sold. The subdivision construction category of foreclosed1.1 assets consisted of one property in the Branson, Mo. area that had a balance of $263,000 after a valuation write-down. The one- to four-family category of foreclosed assets consisted of one property in western Missouri, which was added during 2020 with a balance of $111,000. The amount of additions and sales under consumer loans are due to a higher volume of repossessions of automobiles, which generally are subject to a shorter repossession process. The Company experienced increased levels of delinquencies and repossessions in indirect and used automobile loans throughout 2016 and 2017. The level of delinquencies and repossessions in indirect and used automobile loans decreased in 2018 through 2020.

Potential Problem Loans. Potential problem loans decreased $58,000 during the year ended December 31, 2020, from $4.4 million at December 31, 2019 to $4.3 million at December 31, 2020. This decrease was primarily due to $1.7 million in payments on potential problem loans, $124,000 in loan charge offs, and $123,000 in loans removed from potential problems and transferred to the non-performing category. Partially offsetting this decrease was the addition of $2.0 million of loans to potential problem loans. Potential problem loans are loans which management has identified through routine internal review procedures as having possible credit problems that may cause the borrowers difficulty in complying with current repayment terms. These loans are not reflected in non-

performing assets, but are considered in determining the adequacy of the allowance for loan losses. Activity in the potential problem loans category during the year ended December 31, 2020, was as follows:

			Removed		Transfers to
	Beginning	Additions to	from	Transfers	Foreclosed			Ending
	Balance,	Potential	Potential	to Non-	Assets and	Charge-		Balance,
	January 1	Problem	Problem	Performing	Repossessions	Offs	Payments	December 31

	(In Thousands)

One- to four-family construction	$—	$—	$—	$—	$—	$—	$—	$—
Subdivision construction	—	24	—	—	—	—	(3)	21
Land development	—	—	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—	—	—
One- to four-family residential	791	304	—	(83)	—	—	(149)	863
Other residential	—	—	—	—	—	—	—	—
Commercial real estate	3,078	1,081	—	—	—	—	(1,308)	2,851
Other commercial	—	—	—	—	—	—	—	—
Consumer	512	572	(34)	(40)	(70)	(124)	(228)	588

Total	$4,381	$1,981	$(34)	$(123)	$(70)	$(124)	$(1,688)	$4,323

At December 31, 2020, the commercial real estate category of potential problem loans included three loans, two of which were added during 2020. The largest relationship in this category (added during 2018), totaling $1.8 million, or 62.3% of the total category, is collateralized by a mixed use commercial retail building. Payments were current on this relationship at December 31, 2020. One relationship, which totaled $1.2 million and was outstanding at December 31, 2019, paid off in 2020. The one- to four-family residential category of potential problem loans included 18 loans, five of which were added during 2020. The consumer category of potential problem loans included 52 loans, 38 of which were added during 2020, and the majority of which were indirect and used automobile loans.

Loans Classified “Watch”

The Company reviews the credit quality of its loan portfolio using an internal grading system that classifies loans as “Satisfactory,” “Watch,” “Special Mention,” “Substandard” and “Doubtful.” Loans classified as “Watch” are being monitored because of indications of potential weaknesses or deficiencies that may require future classification as special mention or substandard. During 2020, loans classified as “Watch” increased $27.4 million, from $37.4 million at December 31, 2019 to $64.8 million at December 31, 2020. This increase was primarily due to the addition of two unrelated loan relationships involving eight total loans. One relationship totaled $14.3 million and was collateralized by a shopping center project. The other relationship totaled $11.9 million and was collateralized by multiple indoor recreational facilities. See Note 3 for further discussion of the Company’s loan grading system.

Non-Interest Income

Non-interest income for the year ended December 31, 2020 was $35.1 million compared with $31.0 million for the year ended December 31, 2019. The increase of $4.1 million, or 13.2%, was primarily as a result of the following items:

Net gains on loan sales: Net gains on loan sales increased $5.5 million compared to the prior year. The increase was due to an increase in originations of fixed-rate loans during 2020 compared to 2019. Fixed rate single-family mortgage loans originated are generally subsequently sold in the secondary market.

Other income: Other income increased $855,000 compared to the prior year. In 2020, the Company recognized approximately $734,000 of additional fee income related to newly-originated interest rate swaps in the Company’s back-to-back swap program with loan customers and swap counterparties when compared to 2019. The Company also recognized approximately $784,000 in income related to scheduled payments and exit fees of certain tax credit partnerships during 2020, compared to $525,000 during 2019. In 2019, the Company recognized gains totaling $677,000 from the sale of, or recovery of, receivables and assets that were acquired several years prior in FDIC-assisted transactions, with no similar sales or recoveries in the current year.

Service charges, debit card and ATM fees: Service charges, debit card and ATM fees decreased $2.2 million compared to the prior year. This decrease was primarily due to a decrease in overdraft and insufficient funds fees on customer accounts. This was due to both a reduction in usage by customers and a decision near the end of the first quarter of 2020 to waive (through August 31, 2020) certain fees for customers in response to the COVID-19 pandemic. The effects of that decision were felt during the second and third quarters of 2020. In addition, the Company recorded less in debit card and ATM fees due to a reduction in debit card and ATM usage. Also during 2020, $200,000 in additional expenses were netted against ATM fee income due to the conversion to a new debit card processing system.

Non-Interest Expense

Total non-interest expense increased $8.1 million, or 7.0%, from $115.1 million in the year ended December 31, 2019, to $123.2 million in the year ended December 31, 2020. The Company’s efficiency ratio for the year ended December 31, 2020 was 58.07%, an increase from 54.48% for 2019. The higher efficiency ratio in 2020 was primarily due to an increase in non-interest expense, partially offset by an increase in total revenue. In the year ended December 31, 2020, the Company’s efficiency ratio was negatively impacted by an increase in salaries and employee benefits expense and positively impacted by an increase in income related to loan sales. In the year ended December 31, 2019, the Company’s efficiency ratio was positively impacted by a decrease in expense on other real estate and repossessions and negatively impacted by an increase in salaries and employee benefits expense. The Company’s ratio of non-interest expense to average assets was 2.31% for the year ended December 31, 2020 compared to 2.37% for the year ended December 31, 2019. This decrease was primarily due to an increase in average assets. Average assets for the year ended December 31, 2020, increased $468.4 million, or 9.6%, from the year ended December 31, 2019, primarily due to increases in loans receivable and cash and cash equivalents.

The following were key items related to the increase in non-interest expense for the year ended December 31, 2020 as compared to the year ended December 31, 2019:

Salaries and employee benefits: Salaries and employee benefits increased $7.6 million in the year ended December 31, 2020 compared to the prior year. The increase was primarily due to annual employee compensation merit increases and increased incentives in lending, including mortgage lending activities as noted above, and operations areas. Total salaries and benefits expense in the mortgage lending area increased $2.4 million compared to the previous year. Additionally, in March 2020, the Company approved a special cash bonus to all employees totaling $1.1 million in response to the COVID-19 pandemic. In August 2020, the Company paid a second special cash bonus to all employees totaling $1.1 million in response to the pandemic.

Net occupancy expense: Net occupancy expense increased $1.4 million in the year ended December 31, 2020 compared to the year ended December 31, 2019. This was primarily related to increased depreciation on new ATM/ITMs and ATM operating software upgrades implemented during the fourth quarter of 2019. Also included in net occupancy expense for 2020 were COVID-19-related expenses for various items such as cleaning services, equipment, costs to set up remote work sites and other items.

Insurance: Insurance expense increased $390,000 in 2020 compared to the prior year. This increase was primarily due to an increase in FDIC deposit insurance premiums. In 2019, the Bank had a credit with the FDIC for a portion of premiums previously paid to the deposit insurance fund. The deposit insurance fund balance was sufficient to cause no premium to be due for the last six months of 2019.

Partnership tax credit: Partnership tax credit expense decreased $285,000 in the year ended December 31, 2020 compared to 2019. The Company periodically invests in certain tax credits and amortizes those investments over the period that the tax credits are used. The tax credit period for certain of these credits ended in 2020 and so the final amortization of the investment in those credits also ended in 2020.

Provision for Income Taxes

For the years ended December 31, 2020 and 2019, the Company's effective tax rate was 18.9% and 18.3%, respectively. These effective rates were lower than the statutory federal tax rate of 21%, due primarily to the utilization of certain investment tax credits and to tax-exempt investments and tax-exempt loans, which reduced the Company’s effective tax rate. The Company’s effective tax rate may fluctuate in future periods as it is impacted by the level and timing of the Company’s utilization of tax credits and the level of tax-exempt investments and loans and the overall level of pre-tax income. The Company's effective income tax rate is currently generally expected to remain below the statutory rate due primarily the factors noted above. The Company currently expects its effective tax rate (combined federal and state) will be approximately 18.5% to 19.5% in future periods.

Average Balances, Interest Rates and Yields

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. Average balances of loans receivable include the average balances of non-accrual loans for each period. Interest income on loans includes interest received on non-accrual loans on a cash basis. Interest income on loans includes the amortization of net loan fees, which were deferred in accordance with accounting standards. Net fees included in interest income were $6.6 million, $4.0 million and $3.5 million for 2020, 2019 and 2018, respectively. Tax-exempt income was not calculated on a tax equivalent basis. The table does not reflect any effect of income taxes.

	Dec. 31,	Year Ended			Year Ended			Year Ended
	2020(2)	December 31, 2020			December 31, 2019			December 31, 2018
	Yield/	Average		Yield/	Average		Yield/	Average		Yield/
	Rate	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars In Thousands)
Interest-earning assets:
Loans receivable:
One- to four-family residential	3.62%	$652,096	$29,099	4.46%	$532,051	$27,450	5.16%	$449,917	$22,924	5.10%
Other residential	4.18	930,529	43,902	4.72	812,412	43,931	5.41	761,115	38,863	5.11
Commercial real estate	4.14	1,526,618	69,437	4.55	1,443,435	74,256	5.14	1,325,398	64,605	4.87
Construction	4.34	665,546	32,443	4.87	706,581	41,767	5.91	569,570	31,198	5.48
Commercial business	3.89	325,397	14,070	4.32	258,606	13,234	5.12	285,125	14,104	4.95
Other loans	5.14	283,678	15,184	5.35	387,854	21,511	5.55	499,131	25,250	5.06
Industrial revenue bonds (1)	4.43	15,395	829	5.38	14,841	898	6.05	20,563	1,282	6.23

Total loans receivable	4.29	4,399,259	204,964	4.66	4,155,780	223,047	5.37	3,910,819	198,226	5.07

Investment securities (1)	2.98	426,383	12,262	2.88	326,450	10,066	3.08	201,330	5,835	2.90
Other interest-earning assets	0.25	246,110	477	0.19	87,767	1,881	2.14	104,220	1,888	1.81

Total interest-earning assets	3.80	5,071,752	217,703	4.29	4,569,997	234,994	5.14	4,216,369	205,949	4.88
Non-interest-earning assets:
Cash and cash equivalents		93,832			92,315			97,796
Other non-earning assets		157,842			192,695			189,161
Total assets		$5,323,426			$4,855,007			$4,503,326

Interest-bearing liabilities:
Interest-bearing demand and savings	0.22	$1,867,166	7,096	0.38	$1,507,518	7,971	0.53	$1,531,375	5,982	0.39
Time deposits	1.00	1,636,205	25,335	1.55	1,716,786	37,599	2.19	1,375,508	21,975	1.60
Total deposits	0.53	3,503,371	32,431	0.93	3,224,304	45,570	1.41	2,906,883	27,957	0.96
Short-term borrowings, repurchase agreements and other interest-bearing liabilities	0.02	183,498	675	0.37	260,024	3,635	1.40	137,257	765	0.56
Subordinated debentures issued to capital trust	1.81	25,774	628	2.44	25,774	1,019	3.95	25,774	953	3.70
Subordinated notes	5.84	115,335	6,831	5.92	74,070	4,378	5.91	73,772	4,097	5.55
FHLB advances	—	—	—	—	—	—	—	190,245	3,985	2.09

Total interest-bearing liabilities	0.72	3,827,978	40,565	1.06	3,584,172	54,602	1.52	3,333,931	37,757	1.13
Non-interest-bearing liabilities:
Demand deposits		826,900			665,606			649,357
Other liabilities		46,111			33,592			21,530
Total liabilities		4,700,989			4,283,370			4,004,818
Stockholders’ equity		622,437			571,637			498,508
Total liabilities and stockholders’ equity		$5,323,426			$4,855,007			$4,503,326

Net interest income:
Interest rate spread	3.08%		$177,138	3.23%		$180,392	3.62%		$168,192	3.75%
Net interest margin*				3.49%			3.95%			3.99%
Average interest-earning assets to average interest- bearing liabilities		132.5%			127.5%			126.5%

*Defined as the Company's net interest income divided by total interest-earning assets.

(1)

Of the total average balance of investment securities, average tax-exempt investment securities were $55.9 million, $41.7 million and $53.6 million for 2020, 2019 and 2018, respectively. In addition, average tax-exempt industrial revenue bonds were $20.0 million, $20.8 million and $24.8 million in 2020, 2019 and 2018, respectively. Interest income on tax-exempt assets included in this table was $2.2 million, $2.4 million and $3.1 million for 2020, 2019 and 2018, respectively. Interest income net of disallowed interest expense related to tax-exempt assets was $2.0 million, $2.2 million and $2.9 million for 2020, 2019 and 2018, respectively.

(2)

The yield/rate on loans at December 31, 2020 does not include the impact of the accretable yield (income) on loans acquired in the FDIC-assisted transactions. See “Net Interest Income” for a discussion of the effect on 2020 results of operations.

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

	Year Ended			Year Ended
	December 31, 2020 vs.			December 31, 2019 vs.
	December 31, 2019			December 31, 2018
	Increase (Decrease)		Total	Increase (Decrease)		Total
	Due to		Increase	Due to		Increase
	Rate	Volume	(Decrease)	Rate	Volume	(Decrease)

	(In Thousands)
Interest-earning assets:
Loans receivable	$(30,621)	$12,538	$(18,083)	$12,028	$12,793	$24,821
Investment securities	(715)	2,911	2,196	395	3,836	4,231
Other interest-earning assets	(2,745)	1,341	(1,404)	51	(58)	(7)
Total interest-earning assets	(34,081)	16,790	(17,291)	12,474	16,571	29,045
Interest-bearing liabilities:
Demand deposits	(2,531)	1,656	(875)	2,081	(92)	1,989
Time deposits	(10,571)	(1,693)	(12,264)	9,362	6,262	15,624
Total deposits	(13,102)	(37)	(13,139)	11,443	6,170	17,613
Short-term borrowings, repurchase agreements and other interest-bearing liabilities	(2,115)	(845)	(2,960)	1,802	1,068	2,870
Subordinated debentures issued to capital trust	(391)	—	(391)	66	—	66
Subordinated notes	9	2,444	2,453	276	5	281
FHLBank advances	—	—	—	—	(3,985)	(3,985)
Total interest-bearing liabilities	(15,599)	1,562	(14,037)	13,587	3,258	16,845
Net interest income	$(18,482)	$15,228	$(3,254)	$(1,113)	$13,313	$12,200

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

As noted previously, in October 2018, the Company entered into an interest rate swap transaction as part of its ongoing interest rate management strategies to hedge the risk of its floating rate loans. The notional amount of the swap is $400 million with a termination date of October 6, 2025. Under the terms of the swap, the Company received a fixed rate of interest of 3.018% and paid a floating rate of interest equal to one-month USD-LIBOR. The floating rate reset monthly and net settlements of interest due to/from the counterparty also occurred monthly. The floating rate of interest was 1.710% at December 31, 2019. Therefore, at that time, the Company received net interest settlements which were recorded as loan interest income, to the extent that the fixed rate of interest exceeded one-month USD-LIBOR. If USD-LIBOR had exceeded the fixed rate of interest, the Company was required to pay net settlements to the counterparty and record those net payments as a reduction of interest income on loans. The Company recorded loan interest income of $3.1 million and $673,000 during the years ending December 31, 2019 and 2018, respectively, related to this interest rate swap.

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

Interest Expense – Deposits

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

Interest expense on short-term borrowings and repurchase agreements increased $1.8 million due to average rates that increased from 0.56% in the year ended December 31, 2018, to 1.40% in the year ended December 31, 2019. The increase was due to increases in market interest rates and a change in the mix of funding during the year, with more overnight borrowings from the FHLBank in 2019. In addition to this increase, interest expense on short-term borrowings and repurchase agreements increased $1.1 million due to an increase in average balances from $137.3 million during the year ended December 31, 2018, to $260.0 million during the year ended December 31, 2019.

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

The Company’s overall interest rate spread decreased 13 basis points, or 3.5%, from 3.75% during the year ended December 31, 2018, to 3.62% during the year ended December 31, 2019. The decrease was due to a 39 basis point increase in the weighted average rate paid on interest-bearing liabilities, partially offset by a 26 basis point increase in the weighted average yield on interest-earning assets. In comparing the two years, the yield on loans increased 30 basis points, the yield on investment securities increased 18 basis points and the yield on other interest-earning assets increased 33 basis points. The rate paid on deposits increased 45 basis points, the rate paid on FHLBank advances decreased 209 basis points, the rate paid on subordinated debentures issued to capital trust increased 25 basis points, the rate paid on short-term borrowings increased 84 basis points, and the rate paid on subordinated notes increased 36 basis points.

For additional information on net interest income components, refer to the “Average Balances, Interest Rates and Yields” table in this Report.

Provision for Loan Losses and Allowance for Loan Losses

The provision for loan losses for the year ended December 31, 2019 decreased $1.0 million, to $6.2 million, compared with $7.2 million for the year ended December 31, 2018. At December 31, 2019 and December 31, 2018, the allowance for loan losses was $40.3 million and $38.4 million, respectively. Total net charge-offs were $4.3 million and $5.2 million for the years ended December 31, 2019 and 2018, respectively. During the year ended December 31, 2019, $2.8 million of the $4.3 million of net charge-offs were in the consumer auto category. In response to a more challenging consumer credit environment, the Company tightened its underwriting guidelines on automobile lending beginning in the latter part of 2016. Management took this step in an effort to improve credit quality in the portfolio and lower delinquencies and charge-offs. In February 2019, the Company ceased providing indirect lending services to automobile dealerships. These actions also reduced origination volume and, as such, the outstanding balance of the Company's automobile loans declined approximately $102 million in the year ended December 31, 2019. At December 31, 2019, indirect automobile loans totaled approximately $109 million. We expect this total balance will be largely paid off in the next year. General market conditions and unique circumstances related to individual borrowers and projects contributed to the level of provisions and charge-offs. Collateral and repayment evaluations of all assets categorized as potential problem loans, non-performing loans or foreclosed assets were completed with corresponding charge-offs or reserve allocations made as appropriate.

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

Non-performing Loans. Activity in the non-performing loans category during the year ended December 31, 2019, was as follows:

				Transfers to	Transfers to
	Beginning	Additions to	Removed	Potential	Foreclosed			Ending
	Balance,	Non-	from Non-	Problem	Assets and	Charge-		Balance,
	January 1	Performing	Performing	Loans	Repossessions	Offs	Payments	December 31

	(In Thousands)
One- to four-family construction	$—	$—	$—	$—	$—	$—	$—	$—
Subdivision construction	—	—	—	—	—	—	—	—
Land development	49	3,769	—	—	(3,498)	(220)	(100)	—
Commercial construction	—	—	—	—	—	—	—	—
One- to four-family residential	2,664	1,719	—	(87)	(1,831)	(490)	(596)	1,379
Other residential	—	—	—	—	—	—	—	—
Commercial real estate	334	4,075	(118)	—	(2,900)	—	(759)	632
Other commercial	1,437	64	—	—	—	(116)	(150)	1,235
Consumer	1,816	1,862	—	(166)	(287)	(1,153)	(799)	1,273

Total	$6,300	$11,489	$(118)	$(253)	$(8,516)	$(1,979)	$(2,404)	$4,519

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

	Beginning				ORE	Ending
	Balance,		Proceeds	Capitalized	Expense	Balance,
	January 1	Additions	from Sales	Costs	Write-Downs	December 31

	(In Thousands)

One- to four-family construction	$—	$—	$—	$—	$—	$—
Subdivision construction	1,092	—	(337)	101	(167)	689
Land development	3,191	3,498	(4,196)	—	(677)	1,816
Commercial construction	—	—	—	—	—	—
One- to four-family residential	269	1,867	(1,555)	20	—	601
Other residential	—	—	—	—	—	—
Commercial real estate	—	2,900	(2,900)	—	—	—
Commercial business	—	—	—	—	—	—
Consumer	928	4,003	(4,386)	—	—	545

Total	$5,480	$12,268	$(13,374)	$121	$(844)	$3,651

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

			Removed
	Beginning		from	Transfers	Transfers to			Ending
	Balance,		Potential	to Non-	Foreclosed			Balance,
	January 1	Additions	Problem	Performing	Assets	Charge-Offs	Payments	December 31

	(In Thousands)

One- to four-family construction	$—	$—	$—	$—	$—	$—	$—	$—
Subdivision construction	—	—	—	—	—	—	—	—
Land development	—	—	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—	—	—
One- to four-family residential	1,044	104	(30)	(151)	—	—	(176)	791
Other residential	—	—	—	—	—	—	—	—
Commercial real estate	2,053	1,931	(124)	—	—	—	(782)	3,078
Other commercial	—	37	—	—	—	(21)	(16)	—
Consumer	206	467	—	(22)	(6)	(31)	(102)	512

Total	$3,303	$2,539	$(154)	$(173)	$(6)	$(52)	$(1,076)	$4,381

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

Non-Interest Income

Non-interest income for the year ended December 31, 2019 was $31.0 million compared with $36.2 million for the year ended December 31, 2018. The decrease of $5.2 million, or 14.5%, was primarily a result of the following items:

Gain on sale of business units:  On July 20, 2018, the Company closed on the sale of four banking centers in the Omaha, Neb., metropolitan market. The Bank sold branch deposits of approximately $56 million and sold substantially all branch-related real estate, fixed assets and ATMs.  The Company recorded a pre-tax gain of $7.4 million on the sale during the year ended December 31, 2018.

Other income:  Other income increased $2.8 million compared to the year ended December 31, 2018. This increase was primarily due to gains totaling $677,000 in 2019 from the sale of, or recovery of, receivables and assets that were acquired several years ago in FDIC-assisted transactions. The Company recognized approximately $1.1 million more in income than was recognized in the prior year as a result of the new debit card contracts. These contracts became effective at the beginning of 2019. The Company recognized approximately $787,000 in income related to interest rate swaps in the Company’s back-to-back swap program with loan customers and swap counterparties in 2019 compared to $50,000 in 2018. The Company also recognized approximately $184,000 in income related to the exit of certain tax credit partnerships in 2019.

Net gains on loan sales: Net gains on loan sales increased $819,000 compared to the year ended December 31, 2018. This increase was primarily due to an increase in originations of fixed-rate loans during 2019 compared to 2018. Fixed rate single-family mortgage loans originated are generally subsequently sold in the secondary market. In 2019, the Company began originating SBA loans with the intention of selling the guaranteed portion in the secondary market. During 2019, a gain on sale of $230,000 was recorded related to the Company’s SBA loan sales.

Service charges and ATM fees:  Service charges and ATM fees decreased $797,000 compared to the year ended December 31, 2018. This decrease was primarily due to a decrease in net ATM transaction fees and a decrease in overdraft and insufficient funds fees on customer accounts due to decreased levels of such activity. This decrease was partially offset by an increase in point-of-sale transaction fees due to a higher volume of such transactions in 2019. The decrease in net ATM transaction fees resulted from less volume of transactions that generate such fee income and increased costs per transaction.

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

Provision for Income Taxes

For the years ended December 31, 2019 and 2018, the Company’s effective tax rate was 18.3% and 18.1%, respectively. These effective rates were lower than the statutory federal tax rate of 21%, due primarily to the utilization of certain investment tax credits and to tax-exempt investments and tax-exempt loans, which reduced the Company’s effective tax rate.

Liquidity

Liquidity is a measure of the Company's ability to generate sufficient cash to meet present and future financial obligations in a timely manner through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. These obligations include the credit needs of customers, funding deposit withdrawals and the day-to-day operations of the Company. Liquid assets include cash, interest-bearing deposits with financial institutions and certain investment securities and loans. As a result of the Company's management of the ability to generate liquidity primarily through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors' requirements and meet its customers' credit needs. At December 31, 2020, the Company had commitments of approximately $132.5 million to fund loan originations, $1.18 billion of unused lines of credit and unadvanced loans, and $16.1 million of outstanding letters of credit.

	December	December	December	December	December
	2020	2019	2018	2017	2016
Closed non-construction loans with unused available lines
Secured by real estate (one- to four-family)	$164,480	$155,831	$150,948	$133,587	$123,433
Secured by real estate (not one- to four-family)	22,273	19,512	11,063	10,836	26,062
Not secured by real estate - commercial business	77,411	83,782	87,480	113,317	79,937

Closed construction loans with unused available lines
Secured by real estate (one-to four-family)	42,162	48,213	37,162	20,919	10,017
Secured by real estate (not one-to four-family)	823,106	798,810	906,006	718,277	542,326

Loan commitments not closed
Secured by real estate (one-to four-family)	85,917	69,295	24,253	23,340	15,884
Secured by real estate (not one-to four-family)	45,860	92,434	104,871	156,658	119,126
Not secured by real estate - commercial business	699	—	405	4,870	7,022

	$1,261,908	$1,267,877	$1,322,188	$1,181,804	$923,807

The following table summarizes the Company's fixed and determinable contractual obligations by payment date as of December 31, 2020. Additional information regarding these contractual obligations is discussed further in Notes 6, 8, 9, 10, 11, 12, 13 and 18 of the accompanying audited financial statements, which are included in Item 8 of this Report.

	Payments Due In:
	One Year or	Over One to	Over Five
	Less	Five Years	Years	Total

	(In Thousands)

Deposits without a stated maturity	$3,126,111	$—	$—	$3,126,111
Time and brokered certificates of deposit	1,087,279	302,600	913	1,390,792
Short-term borrowings	165,692	—	—	165,692
Subordinated debentures	—	—	25,774	25,774
Subordinated notes	—	—	148,397	148,397
Operating leases	1,119	4,188	4,926	10,233
Dividends declared but not paid	4,676	—	—	4,676

	$4,384,877	$306,788	$180,010	$4,871,675

The Company’s primary sources of funds are customer deposits, short term borrowings at the FHLBank, other borrowings, loan repayments, unpledged securities, proceeds from sales of loans and available-for-sale securities, and funds provided from operations. The Company utilizes particular sources of funds based on the comparative costs and availability at the time. The Company has from time to time chosen not to pay rates on deposits as high as the rates paid by certain of its competitors and, when believed to be appropriate, supplements deposits with less expensive alternative sources of funds.

At December 31, 2020 and 2019, the Company had these available secured lines and on-balance sheet liquidity:

	December 31, 2020	December 31, 2019
Federal Home Loan Bank line	$1,069.3 million	$867.1 million
Federal Reserve Bank line	436.4 million	367.8 million
Interest-Bearing and Non-Interest-Bearing Deposits	563.7 million	220.2 million
Unpledged Securities	195.1 million	228.5 million

Statements of Cash Flows. During the years ended December 31, 2020, 2019 and 2018, the Company had positive cash flows from operating activities. The Company experienced negative cash flows from investing activities during the years ended December 31, 2020, 2019 and 2018. The Company experienced positive cash flows from financing activities during the years ended December 31, 2020, 2019 and 2018.

Cash flows from operating activities for the periods covered by the Statements of Cash Flows have been primarily related to changes in accrued and deferred assets, credits and other liabilities, the provision for loan losses, realized gains on the sale of investment securities and loans, depreciation and amortization and the amortization of deferred loan origination fees and discounts (premiums) on loans and investments, all of which are non-cash or non-operating adjustments to operating cash flows. Net income adjusted for non-cash and non-operating items and the origination and sale of loans held-for-sale were the primary sources of cash flows from operating activities. Operating activities provided cash flows of $46.0 million, $86.4 million and $94.2 million during the years ended December 31, 2020, 2019 and 2018, respectively.

During the years ended December 31, 2020, 2019 and 2018, investing activities used cash of $131.3 million, $295.1 million and $381.3 million, respectively, primarily due to the net increases and purchases of loans and investment securities and the cash paid for the sale of deposits and branches (2018), partially offset by cash received for the termination of interest rate derivatives (2020) and the sales of investment securities (2019).

Changes in cash flows from financing activities during the periods covered by the Statements of Cash Flows are primarily due to changes in deposits after interest credited, changes in FHLBank advances, changes in short-term borrowings, proceeds from the issuance of subordinated notes, purchases of the Company’s common stock and dividend payments to stockholders. Financing activities provided cash flows of $428.9 million, $226.1 million and $247.6 million during the years ended December 31, 2020, 2019 and 2018, respectively, primarily due to increases in customer deposit balances, net increases or decreases in various borrowings and proceeds from the issuance of subordinated notes, partially offset by dividend payments to stockholders and purchases of the Company’s common stock.

Capital Resources

Management continuously reviews the capital position of the Company and the Bank to ensure compliance with minimum regulatory requirements, as well as to explore ways to increase capital either by retained earnings or other means.

As of December 31, 2020, total stockholders’ equity and common stockholders’ equity were each $629.7 million, or 11.4% of total assets, equivalent to a book value of $45.79 per common share. As of December 31, 2019, total stockholders’ equity and common stockholders’ equity were each $603.1 million, or 12.0% of total assets, equivalent to a book value of $42.29 per common share. At December 31, 2020, the Company’s tangible common equity to tangible assets ratio was 11.3%, compared to 11.9% at December 31, 2019. Included in stockholders’ equity at December 31, 2020 and 2019, were unrealized gains (net of taxes) on the Company’s available-for-sale investment securities totaling $23.3 million and $9.0 million, respectively. This increase in unrealized gains primarily resulted from lower market interest rates, which increased the fair value of the investment securities.

Also included in stockholders’ equity at December 31, 2020, were realized gains (net of taxes) on the Company’s cash flow hedge (interest rate swap), which was terminated in March 2020, totaling $29.9 million. This amount, plus associated deferred taxes, is expected to be accreted to interest income over the remaining term of the original interest rate swap contract, which was to end in October 2025. At December 31, 2020, the remaining pre-tax amount to be recorded in interest income was $38.7 million. The net effect on total stockholders’ equity over time will be no impact as the reduction of this realized gain will be offset by an increase in retained earnings (as the interest income flows through pre-tax income).

Banks are required to maintain minimum risk-based capital ratios. These ratios compare capital, as defined by the risk-based regulations, to assets adjusted for their relative risk as defined by the regulations. Under current guidelines, which became effective January 1, 2015, banks must have a minimum common equity Tier 1 capital ratio of 4.50%, a minimum Tier 1 risk-based capital ratio of 6.00%, a minimum total risk-based capital ratio of 8.00%, and a minimum Tier 1 leverage ratio of 4.00%. To be considered "well capitalized," banks must have a minimum common equity Tier 1 capital ratio of 6.50%, a minimum Tier 1 risk-based capital ratio of 8.00%, a minimum total risk-based capital ratio of 10.00%, and a minimum Tier 1 leverage ratio of 5.00%. On December 31, 2020, the Bank's common equity Tier 1 capital ratio was 13.7%, its Tier 1 capital ratio was 13.7%, its total capital ratio was 14.9% and its Tier 1 leverage ratio was 11.8%. As a result, as of December 31, 2020, the Bank was well capitalized, with capital ratios in excess of those required to qualify as such. On December 31, 2019, the Bank's common equity Tier 1 capital ratio was 13.1%, its Tier 1 capital ratio was 13.1%, its total capital ratio was 14.0% and its Tier 1 leverage ratio was 12.3%. As a result, as of December 31, 2019, the Bank was well capitalized, with capital ratios in excess of those required to qualify as such.

The FRB has established capital regulations for bank holding companies that generally parallel the capital regulations for banks. On December 31, 2020, the Company's common equity Tier 1 capital ratio was 12.2%, its Tier 1 capital ratio was 12.7%, its total capital ratio was 17.2% and its Tier 1 leverage ratio was 10.9%. To be considered well capitalized, a bank holding company must have a Tier 1 risk-based capital ratio of at least 6.00% and a total risk-based capital ratio of at least 10.00%. As of December 31, 2020, the Company was considered well capitalized, with capital ratios in excess of those required to qualify as such. On December 31, 2019, the Company's common equity Tier 1 capital ratio was 12.0%, its Tier 1 capital ratio was 12.5%, its total capital ratio was 15.0% and its Tier 1 leverage ratio was 11.8%. As of December 31, 2019, the Company was considered well capitalized, with capital ratios in excess of those required to qualify as such.

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

Dividends. During the year ended December 31, 2020, the Company declared common stock cash dividends of $2.36 per share (56.1% of net income per common share) and paid common stock cash dividends of $2.36 per share. This included a special cash dividend of $1.00 per common share declared in January 2020. During the year ended December 31, 2019, the Company declared common stock cash dividends of $2.07 per share (40.3% of net income per common share) and paid common stock cash dividends of $2.05 per share. This included a special cash dividend of $0.75 per common share declared in January 2019. The Board of Directors meets regularly to consider the level and the timing of dividend payments. The $0.34 per share dividend declared but unpaid as of December 31, 2020, was paid to stockholders in January 2021.

Common Stock Repurchases and Issuances. The Company has been in various buy-back programs since May 1990. During the years ended December 31, 2020 and 2019, the Company repurchased 529,883 shares of its common stock at an average price of $41.71 per share and 16,040 shares of its common stock at an average price of $52.93 per share, respectively. During the years ended December 31, 2020 and 2019, the Company issued 21,436 shares of stock at an average price of $30.81 per share and 125,894 shares of stock at an average price of $33.03 per share, respectively, to cover stock option exercises.

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

Non-GAAP Financial Measures

This document contains certain financial information determined by methods other than in accordance with GAAP. These non-GAAP financial measures include the ratio of tangible common equity to tangible assets.

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

Non-GAAP Reconciliation:  Ratio of Tangible Common Equity to Tangible Assets

	December 31,	December 31,	December 31,	December 31,	December 31,
	2020	2019	2018	2017	2016

	(Dollars in thousands)

Common equity at period end	$629,741	$603,066	$531,977	$471,662	$429,806
Less: Intangible assets at period end	6,944	8,098	9,288	10,850	12,500
Tangible common equity at period end (a)	$622,797	$594,968	$522,689	$460,812	$417,306

Total assets at period end	$5,526,420	$5,015,072	$4,676,200	$4,414,521	$4,550,663
Less: Intangible assets at period end	6,944	8,098	9,288	10,850	12,500
Tangible assets at period end (b)	$5,519,476	$5,006,974	$4,666,912	$4,403,671	$4,538,163

Tangible common equity to tangible assets (a) / (b)	11.28%	11.88%	11.20%	10.46%	9.20%

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

How We Measure the Risk to Us Associated with Interest Rate Changes

In an attempt to manage our exposure to changes in interest rates and comply with applicable regulations, we monitor Great Southern’s interest rate risk. In monitoring interest rate risk, we regularly analyze and manage assets and liabilities based on their payment streams and interest rates, the timing of their maturities and their sensitivity to actual or potential changes in market interest rates.

The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained despite fluctuations in prevailing interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time. The difference, or the interest rate repricing "gap," provides an indication of the extent to which an institution's interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities repricing during the same period, and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets during the same period. Generally, during a period of rising interest rates, a negative gap within shorter repricing periods would adversely affect net interest income, while a positive gap within shorter repricing periods would result in an increase in net interest income. During a period of falling interest rates, the opposite would be true. As of December 31, 2020, Great Southern's interest rate risk models indicate that, generally, rising interest rates are expected to have a positive impact on the Company's net interest income, while declining interest rates are expected to have a negative impact on net interest income. We model various interest rate scenarios for rising and falling rates, including both parallel and non-parallel shifts in rates. The results of our modeling indicate that net interest income is not likely to be significantly affected either positively or negatively in the first twelve months following a rate change, regardless of any changes in interest rates, because our portfolios are relatively well matched in a twelve-month horizon. In a situation where market interest rates decrease significantly in a short period of time, as they did in March 2020, our net interest margin decrease may be more pronounced in the very near term (first one to three months), due to fairly rapid decreases in LIBOR interest rates. In the subsequent months we expect that the net interest margin would stabilize and begin to improve, as renewal interest rates on maturing time deposits are expected to decrease compared to the current rates paid on those products. Subsequent to December 31, 2020, cumulative time deposit maturities are as follows: within three months --$357 million; within six months -- $638 million; and within twelve months -- $1.1 billion. At December 31, 2020, the weighted average interest rates on these various cumulative maturities were 1.16%, 1.05% and 0.96%, respectively.

The current level and shape of the interest rate yield curve poses challenges for interest rate risk management. Prior to its increase of 0.25% on December 16, 2015, the FRB had last changed interest rates on December 16, 2008. This was the first rate increase since September 29, 2006. The FRB also implemented rate change increases of 0.25% on eight additional occasions beginning December 14, 2016 and through December 31, 2018, with the Federal Funds rate reaching as high as 2.50%. After December 2018, the FRB paused its rate increases and, in July, September and October 2019, implemented rate decreases of 0.25% on each of those occasions. At December 31, 2019, the Federal Funds rate stood at 1.75%. In response to the COVID-19 pandemic, the FRB decreased interest rates on two occasions in March 2020, a 0.50% decrease on March 3rd and a 1.00% decrease on March 16th. At December 31, 2020, the Federal Funds rate stood at 0.25%. A substantial portion of Great Southern’s loan portfolio ($2.00 billion at December 31, 2020) is tied to the one-month or three-month LIBOR index and will be subject to adjustment at least once within 90 days after December 31, 2020. Of these loans, $1.99 billion had interest rate floors. Great Southern also has a portfolio of loans ($261 million at December 31, 2020) tied to a "prime rate" of interest and will adjust immediately with changes to the “prime rate” of interest. During 2020, we experienced some compression of our net interest margin due to 2.25% of Federal Fund rate cuts over that time period. Margin compression primarily resulted from generally slower changing average interest rates on deposits and borrowings and lower yields on loans and other interest-earning assets. LIBOR interest rates decreased further in April and May of 2020, putting pressure on loan yields during most of 2020, and strong pricing competition for loans and deposits remains in most of our markets.

Interest rate risk exposure estimates (the sensitivity gap) are not exact measures of an institution’s actual interest rate risk. They are only indicators of interest rate risk exposure produced in a simplified modeling environment designed to allow management to gauge the Bank’s sensitivity to changes in interest rates. They do not necessarily indicate the impact of general interest rate movements on the Bank’s net interest income because the repricing of certain categories of assets and liabilities is subject to competitive and other factors beyond the Bank’s control. As a result, certain assets and liabilities indicated as maturing or otherwise repricing within a stated period may in fact mature or reprice at different times and in different amounts and cause a change, which potentially could be material, in the Bank’s interest rate risk.

In order to minimize the potential for adverse effects of material and prolonged increases and decreases in interest rates on Great Southern’s results of operations, Great Southern has adopted asset and liability management policies to better match the maturities and repricing terms of Great Southern’s interest-earning assets and interest-bearing liabilities. Management recommends and the Board of Directors sets the asset and liability policies of Great Southern which are implemented by the Asset and Liability Committee. The Asset and Liability Committee is chaired by the Chief Financial Officer and is comprised of members of Great Southern’s senior management. The purpose of the Asset and Liability Committee is to communicate, coordinate and control asset/liability management consistent with Great Southern’s business plan and board-approved policies. The Asset and Liability Committee establishes and monitors the volume and mix of assets and funding sources taking into account relative costs and spreads, interest rate sensitivity and liquidity needs. The objectives are to manage assets and funding sources to produce results that are consistent with liquidity, capital adequacy, growth, risk and profitability goals. The Asset and Liability Committee meets on a monthly basis to review, among other things, economic conditions and interest rate outlook, current and projected liquidity needs and capital positions and anticipated changes in the volume and mix of assets and liabilities. At each meeting, the Asset and Liability Committee recommends appropriate strategy changes based on this review. The Chief Financial Officer or his designee is responsible for reviewing and reporting on the effects of the policy implementations and strategies to the Board of Directors at their monthly meetings.

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

The Asset and Liability Committee regularly reviews interest rate risk by forecasting the impact of alternative interest rate environments on net interest income and market value of portfolio equity, which is defined as the net present value of an institution’s existing assets, liabilities and off-balance sheet instruments, and evaluating such impacts against the maximum potential changes in net interest income and market value of portfolio equity that are authorized by the Board of Directors of Great Southern.

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

The following tables illustrate the expected maturities and repricing, respectively, of the Bank's financial instruments at December 31, 2020. These schedules do not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. The tables are based on information prepared in accordance with generally accepted accounting principles.

Maturities

	December 31,							December 31,
								2020
	2021	2022	2023	2024	2025	Thereafter	Total	Fair Value

	(Dollars In Thousands)
Financial Assets:
Interest bearing deposits	$471,326	—	—	—	—	—	$471,326	$471,326
Weighted average rate	0.25%	—	—	—	—	—	0.25%
Available-for-sale debt securities(1)	$7,617	$776	$13,303	$4,331	$7,530	$381,376	$414,933	$414,933
Weighted average rate	5.14%	5.38%	3.16%	2.24%	2.74%	2.92%	2.98%
Adjustable rate loans	$740,267	$578,284	$380,420	$169,349	$142,650	$677,774	$2,688,744	$2,683,999
Weighted average rate	3.64%	3.52%	3.73%	3.83%	3.32%	3.26%	3.53%
Fixed rate loans	$421,704	$314,222	$250,818	$150,372	$295,582	$262,074	$1,694,772	$1,706,622
Weighted average rate	4.38%	3.90%	4.89%	5.09%	4.57%	4.90%	4.54%
Federal Home Loan Bank stock and other interest earning assets	$—	—	—	—	—	$9,806	$9,806	$9,806
Weighted average rate	—	—	—	—	—	1.88%	1.88%

Total financial assets	$1,640,914	$893,282	$644,541	$324,052	$445,762	$1,331,030	$5,279,581

Financial Liabilities:
Time deposits	$1,087,279	$189,664	$73,346	$25,847	$13,743	$913	$1,390,792	$1,397,475
Weighted average rate	0.96%	1.15%	1.03%	1.36%	0.98%	1.83%	1.00%
Interest-bearing demand	$2,141,313	—	—	—	—	—	$2,141,313	$2,141,313
Weighted average rate	0.22%	—	—	—	—	—	0.22%
Non-interest-bearing demand	$984,798	—	—	—	—	—	$984,798	$984,798
Weighted average rate	—	—	—	—	—	—	—
Short-term borrowings	$165,692	—	—	—	—	—	$165,692	$165,692
Weighted average rate	0.02%	—	—	—	—	—	0.02%
Subordinated notes	—	—	—	—	—	$150,000	$150,000	$157,032
Weighted average rate	—	—	—	—	—	5.84%	5.84%
Subordinated debentures	—	—	—	—	—	$25,774	$25,774	$25,774
Weighted average rate	—	—	—	—	—	1.81%	1.81%

Total financial liabilities	$4,379,082	$189,664	$73,346	$25,847	$13,743	$176,687	$4,858,369
(1)	Available-for-sale debt securities include approximately $346.6 million of mortgage-backed securities and collateralized mortgage obligations which pay interest and principal monthly to the Company. Of this total, $19.9 million represents securities that have variable rates of interest after a fixed interest period. These securities will experience rate changes at varying times over the next ten years. This table does not show the effect of these monthly repayments of principal or rate changes.

Repricing

	December 31,							December 31,
								2020
	2021	2022	2023	2024	2025	Thereafter	Total	Fair Value

	(Dollars In Thousands)
Financial Assets:
Interest bearing deposits	$471,326	—	—	—	—	—	$471,326	$471,326
Weighted average rate	0.25%	—	—	—	—	—	0.25%
Available-for-sale debt securities(1)	$7,617	$776	$13,303	$4,331	$7,530	$381,376	$414,933	$414,933
Weighted average rate	5.14%	5.38%	3.16%	2.24%	2.74%	2.92%	2.98%
Adjustable rate loans	$2,287,220	$22,245	$18,577	$22,684	$50,747	$287,271	$2,688,744	$2,683,999
Weighted average rate	3.51%	3.98%	4.26%	4.41%	3.53%	3.47%	3.53%
Fixed rate loans	$421,704	$314,222	$250,818	$150,372	$295,582	$262,074	$1,694,772	$1,706,622
Weighted average rate	4.38%	3.90%	4.89%	5.09%	4.57%	4.90%	4.54%
Federal Home Loan Bank stock and other interest earning assets	$9,806	—	—	—	—	—	$9,806	$9,806
Weighted average rate	1.88%	—	—	—	—	—	1.88%

Total financial assets	$3,197,673	$337,243	$282,698	$177,387	$353,859	$930,721	$5,279,581

Financial Liabilities:
Time deposits	$1,154,678	$175,913	$30,898	$14,647	$13,743	$913	$1,390,792	$1,397,475
Weighted average rate	0.94%	1.16%	1.70%	2.14%	0.98%	1.83%	1.00%
Interest-bearing demand	$2,141,313	—	—	—	—	—	$2,141,313	$2,141,313
Weighted average rate	0.22%	—	—	—	—	—	0.22%
Non-interest-bearing demand(2)	—	—	—	—	—	$984,798	$984,798	$984,798
Weighted average rate	—	—	—	—	—	—	—
Short-term borrowings	$165,692	—	—	—	—	—	$165,692	$165,692
Weighted average rate	0.02%	—	—	—	—	—	0.02%
Subordinated notes	—	—	—	—	—	$150,000	$150,000	$157,032
Weighted average rate	—	—	—	—	—	5.84%	5.84%
Subordinated debentures	$25,774	—	—	—	—	—	$25,774	$25,774
Weighted average rate	1.81%	—	—	—	—	—	1.81%

Total financial liabilities	$3,487,457	$175,913	$30,898	$14,647	$13,743	$1,135,711	$4,858,369

Periodic repricing GAP	$(272,833)	$161,330	$234,849	$162,740	$340,116	$(204,990)	$421,212

Cumulative repricing GAP	$(272,833)	$(111,503)	$123,346	$286,086	$626,202	$421,212
(1)	Available-for-sale debt securities include approximately $346.6 million of mortgage-backed securities which pay interest and principal monthly to the Company. Of this total, $19.9 million represents securities that have variable rates of interest after a fixed interest period. These securities will experience rate changes at varying times over the next ten years. This table does not show the effect of these monthly repayments of principal or rate changes.
(2)	Non-interest-bearing demand deposits are included in this table in the column labeled "Thereafter" since there is no interest rate related to these liabilities and therefore there is nothing to reprice.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

Great Southern Bancorp, Inc.

Springfield, Missouri

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Great Southern Bancorp, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 5, 2021, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

As more fully described in Note 1 and Note 3 to the Company’s consolidated financial statements, the allowance for loan losses represents estimated incurred losses on loans. The allowance for loan losses is based on three primary components: (1) estimates of incurred losses that may exist in various segments of performing loans based upon historical net loss experience; (2) specifically identified losses in individually analyzed credits; and (3) qualitative factors that address estimates of incurred losses not fully identified by historical net loss experience. Estimates of incurred losses are influenced by historical net losses experienced by the Company for loans of comparable creditworthiness and structure. Qualitative factors such as changes in economic conditions, concentrations of risk, and changes in portfolio risk resulting from regulatory changes are considered in the determining the adequacy of the level of the allowance for loan losses. The Company discloses that this determination involves a high degree of judgement and complexity and is inherently subjective.

We identified the valuation of the allowance for loan losses as a critical audit matter. Auditing the allowance for loan losses involves a high degree of subjectivity in evaluating management’s estimates, such as evaluating management’s assessment of economic conditions and other qualitative or environmental factors, evaluating the adequacy of specifically identified losses on impaired loans and assessing the appropriateness of loan credit ratings.

The primary procedures we performed to address this critical audit matter included:

●	Testing the design and operating effectiveness of controls, including those related to technology, over the allowance for loan losses including data completeness and accuracy, classifications of loans by loan segment, verification of historical net loss data and calculated net loss rates, the establishment of qualitative adjustments, credit ratings and risk classification of loans and establishment of specific reserves on impaired loans and management’s review and disclosure controls over the allowance for credit losses;
●	Testing of completeness and accuracy of the information utilized in the allowance for loan losses;
●	Testing the mathematical accuracy of the calculation of the allowance for loan losses;
●	Evaluating the qualitative adjustments, including assessing the basis for the adjustments and the reasonableness of the significant assumptions;
●	Testing the loan review function and evaluating the accuracy of loan credit ratings:
●	Evaluating the reasonableness of specific allowances on impaired loans;
●	Evaluating the overall reasonableness of assumptions used by management considering the past performance of the Company and evaluating trends identified within peer groups;
●	Evaluating the disclosures in the consolidated financial statements.

/s/BKD, LLP

We have served as the Company’s auditor since 1975.

Springfield, Missouri

March 5, 2021

Great Southern Bancorp, Inc.

Consolidated Statements of Financial Condition

December 31, 2020 and 2019

(In Thousands, Except Per Share Data)

	2020	2019
Assets
Cash	$92,403	$99,299
Interest-bearing deposits in other financial institutions	471,326	120,856
Cash and cash equivalents	563,729	220,155
Available-for-sale securities	414,933	374,175
Mortgage loans held for sale	17,780	9,242
Loans receivable, net of allowance for loan losses of $55,743 and $40,294 at December 31, 2020 and 2019, respectively	4,296,804	4,153,982
Interest receivable	12,793	13,530
Prepaid expenses and other assets	58,889	74,984
Other real estate owned and repossessions, net	1,877	5,525
Premises and equipment, net	139,170	141,908
Goodwill and other intangible assets	6,944	8,098
Federal Home Loan Bank stock and other interest earning assets	9,806	13,473
Current and deferred income taxes	3,695	—
Total assets	$5,526,420	$5,015,072

Liabilities and Stockholders’ Equity
Liabilities
Deposits	$4,516,903	$3,960,106
Securities sold under reverse repurchase agreements with customers	164,174	84,167
Short-term borrowings and other interest-bearing liabilities	1,518	228,157
Subordinated debentures issued to capital trust	25,774	25,774
Subordinated notes	148,397	74,276
Accrued interest payable	2,594	4,250
Advances from borrowers for taxes and insurance	7,536	7,484
Accrued expenses and other liabilities	29,783	24,904
Current and deferred income taxes	—	2,888
Total liabilities	4,896,679	4,412,006

Commitments and Contingencies	—	—

Stockholders’ Equity
Capital stock
Serial preferred stock, $.01 par value; authorized 1,000,000 shares; issued and outstanding 2020 and 2019 – - 0 - shares	—	—
Common stock, $.01 par value; authorized 20,000,000 shares; issued and outstanding 2020 –13,752,605 shares, 2019 –14,261,052 shares	138	143
Additional paid-in capital	35,004	33,510
Retained earnings	541,448	537,167
Accumulated other comprehensive income, net of income taxes of $15,699 and $9,525 at December 31, 2020 and 2019, respectively	53,151	32,246
Total stockholders’ equity	629,741	603,066
Total liabilities and stockholders’ equity	$5,526,420	$5,015,072

Great Southern Bancorp, Inc.

Consolidated Statements of Income

Years Ended December 31, 2020, 2019 and 2018

(In Thousands, Except Per Share Data)

	2020	2019	2018
Interest Income
Loans	$204,964	$223,047	$198,226
Investment securities and other	12,739	11,947	7,723
	217,703	234,994	205,949
Interest Expense
Deposits	32,431	45,570	27,957
Federal Home Loan Bank advances	—	—	3,985
Short-term borrowings and repurchase agreements	675	3,635	765
Subordinated debentures issued to capital trust	628	1,019	953
Subordinated notes	6,831	4,378	4,097
	40,565	54,602	37,757

Net Interest Income	177,138	180,392	168,192
Provision for Loan Losses	15,871	6,150	7,150
Net Interest Income After Provision for Loan Losses	161,267	174,242	161,042

Noninterest Income
Commissions	892	889	1,137
Service charges, debit card and ATM fees	18,684	20,898	21,695
Net gains on loan sales	8,089	2,607	1,788
Net realized gains (losses) on sales of available-for-sale securities	78	(62)	2
Late charges and fees on loans	1,419	1,432	1,622
Gain (loss) on derivative interest rate products	(264)	(104)	25
Gain on sale of business units	—	—	7,414
Other income	6,152	5,297	2,535
	35,050	30,957	36,218

Noninterest Expense
Salaries and employee benefits	70,810	63,224	60,215
Net occupancy and equipment expense	27,582	26,217	25,628
Postage	3,069	3,198	3,348
Insurance	2,405	2,015	2,674
Advertising	2,631	2,808	2,460
Office supplies and printing	1,016	1,077	1,047
Telephone	3,794	3,580	3,272
Legal, audit and other professional fees	2,378	2,624	3,423
Expense on other real estate and repossessions	2,023	2,184	4,919
Partnership tax credit investment amortization	80	365	575
Acquired deposit intangible asset amortization	1,154	1,190	1,562
Other operating expenses	6,283	6,656	6,187
	123,225	115,138	115,310

Income Before Income Taxes	73,092	90,061	81,950
Provision for Income Taxes	13,779	16,449	14,841
Net Income and Net Income Available to Common Shareholders	$59,313	$73,612	$67,109

Earnings Per Common Share
Basic	$4.22	$5.18	$4.75
Diluted	$4.21	$5.14	$4.71

Great Southern Bancorp, Inc.

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2020, 2019 and 2018

(In Thousands)

	2020	2019	2018
Net Income	$59,313	$73,612	$67,109

Unrealized appreciation (depreciation) on available-for-sale securities, net of taxes (credit) of $4,215, $2,574 and $(353) for 2020, 2019 and 2018, respectively	14,274	8,714	(1,229)

Less: reclassification adjustment for losses (gains) included in net income, net of taxes (credit) of $18, $(14) and $0 for 2020, 2019 and 2018, respectively	(60)	48	(2)

Amortization of realized gain on termination of cash flow hedge, net of taxes (credit) of $(1,541), $0 and $0, for 2020, 2019, and 2018, respectively	(5,223)	—	—

Change in fair value of cash flow hedge, net of taxes of $3,519, $4,093 and $2,761 for 2020, 2019 and 2018, respectively	11,914	13,857	9,345

Other comprehensive income	20,905	22,619	8,114

Comprehensive Income	$80,218	$96,231	$75,223

Great Southern Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2020, 2019 and 2018

(In Thousands, Except Per Share Data)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income (Loss)	Stock	Total

Balance, January 1, 2018	$141	$28,203	$442,077	$1,241	$—	$471,662
Net income	—	—	67,109	—	—	67,109
Stock issued under Stock Option Plan	—	1,918	—	—	1,043	2,961
Common dividends declared [1]	—	—	(16,966)	—	—	(16,966)
Purchase of the Company’s common stock	—	—	—	—	(903)	(903)
Reclassification of stranded tax effects resulting from change in Federal income tax rate	—	—	(272)	272	—	—
Other comprehensive gain	—	—	—	8,114	—	8,114
Reclassification of treasury stock per Maryland law	1	—	139	—	(140)	—

Balance, December 31, 2018	142	30,121	492,087	9,627	—	531,977

Net income	—	—	73,612	—	—	73,612
Stock issued under Stock Option Plan	—	3,389	—	—	1,691	5,080
Common dividends declared [2]	—	—	(29,373)	—	—	(29,373)
Purchase of the Company’s common stock	—	—	—	—	(849)	(849)
Other comprehensive gain	—	—	—	22,619	—	22,619
Reclassification of treasury stock per Maryland law	1	—	841	—	(842)	—

Balance, December 31, 2019	143	33,510	537,167	32,246	—	603,066

Net income	—	—	59,313	—	—	59,313
Stock issued under Stock Option Plan	—	1,494	—	—	320	1,814
Common dividends declared [3]	—	—	(33,253)	—	—	(33,253)
Purchase of the Company’s common stock	—	—	—	—	(22,104)	(22,104)
Other comprehensive gain	—	—	—	20,905	—	20,905
Reclassification of treasury stock per Maryland law	(5)	—	(21,779)	—	21,784	—

Balance, December 31, 2020	$138	$35,004	$541,448	$53,151	$—	$629,741

[1]          $1.20 per share dividend.

[2]          $2.07 per share dividend.

[3]          $2.36 per share dividend.

Great Southern Bancorp, Inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2020, 2019 and 2018

(In Thousands)

	2020	2019	2018

Operating Activities
Net income	$59,313	$73,612	$67,109
Proceeds from sales of loans held for sale	317,173	131,014	92,422
Originations of loans held for sale	(316,125)	(135,937)	(83,806)
Items not requiring (providing) cash
Depreciation	10,007	9,557	9,118
Amortization	2,075	2,068	2,291
Compensation expense for stock option grants	1,153	922	737
Provision for loan losses	15,871	6,150	7,150
Net gains on loan sales	(8,089)	(2,607)	(1,788)
Net realized (gains) losses on available-for-sale securities	(78)	62	(2)
Loss (gain) on sale of premises and equipment	(37)	77	193
Loss on sale/write-down of other real estate and repossessions	840	316	1,886
Gain on sale of business units	—	—	(7,414)
Accretion of deferred income, premiums, discounts and other	(6,147)	(3,899)	(2,918)
Loss (gain) on derivative interest rate products	264	104	(25)
Deferred income taxes	(11,480)	1,074	(4,450)
Changes in
Interest receivable	362	(82)	(1,110)
Prepaid expenses and other assets	(17,163)	(1,336)	3,002
Accrued expenses and other liabilities	(612)	2,725	280
Income taxes refundable/payable	(1,279)	2,599	11,520
Net cash provided by operating activities	46,048	86,419	94,195

Investing Activities
Net change in loans	(62,493)	(81,320)	(147,945)
Purchase of loans	(92,099)	(97,162)	(128,038)
Cash paid for sale of business units	—	—	(50,356)
Cash received for termination of interest rate derivative	45,864	—	—
Purchase of premises and equipment	(8,224)	(11,789)	(9,317)
Proceeds from sale of premises and equipment	781	204	2,328
Proceeds from sale of other real estate and repossessions	4,096	15,244	20,426
Capitalized costs on other real estate owned	(126)	(121)	(153)
Proceeds from maturities, calls and repayments of held-to-maturity securities	—	—	130
Proceeds from sale of available-for-sale securities	19,236	53,695	502
Proceeds from maturities, calls and repayments of available-for-sale securities	76,248	34,769	25,734
Purchase of available-for-sale securities	(118,296)	(207,634)	(93,378)
Redemption (purchase) of Federal Home Loan Bank stock and other interest-earning assets	3,667	(1,035)	(1,256)
Net cash used in investing activities	(131,346)	(295,149)	(381,323)

Financing Activities
Net increase (decrease) in certificates of deposit	(330,306)	129,748	242,955
Net increase (decrease) in checking and savings accounts	887,114	105,400	(53,956)
Proceeds from Federal Home Loan Bank advances	—	—	2,621,500
Repayments of Federal Home Loan Bank advances	—	—	(2,749,000)
Net increase (decrease) in short‑term borrowings and other interest-bearing liabilities	(146,632)	14,346	200,843
Advances from (to) borrowers for taxes and insurance	52	2,392	(227)
Proceeds from issuance of subordinated notes	73,513	—	—
Purchase of the company’s common stock	(22,104)	(849)	(903)
Dividends paid	(33,426)	(29,052)	(15,819)
Stock options exercised	661	4,158	2,224
Net cash provided by financing activities	428,872	226,143	247,617

Increase (Decrease) in Cash and Cash Equivalents	343,574	17,413	(39,511)
Cash and Cash Equivalents, Beginning of Year	220,155	202,742	242,253
Cash and Cash Equivalents, End of Year	$563,729	$220,155	$202,742

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

Loans Acquired in Business Combinations

Loans acquired in business combinations under ASC Topic 805, Business Combinations, require the use of the acquisition method of accounting. Therefore, such loans are initially recorded at fair value in accordance with the fair value methodology prescribed in ASC Topic 820, Fair Value Measurements and Disclosures. No allowance for loan losses related to the acquired loans is recorded on the acquisition date as the fair value of the loans acquired incorporates assumptions regarding credit risk. The fair value estimates associated with the loans include estimates related to expected prepayments and the amount and timing of undiscounted expected principal, interest and other cash flows.

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

No asset impairment was recognized during the years ended December 31, 2020, 2019 and 2018.

Goodwill and Intangible Assets

Goodwill is evaluated annually for impairment or more frequently if impairment indicators are present. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount and an impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. The Company still may perform the qualitative assessment for a reporting unit to determine if the qualitative impairment test is necessary.

Intangible assets are being amortized on the straight-line basis generally over a period of seven years. Such assets are periodically evaluated as to the recoverability of their carrying value.

A summary of goodwill and intangible assets is as follows:

	December 31,
	2020	2019

	(In Thousands)

Goodwill – Branch acquisitions	$5,396	$5,396
Deposit intangibles
Boulevard Bank	31	153
Valley Bank	200	600
Fifth Third Bank	1,317	1,949
	1,548	2,702
	$6,944	$8,098

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

Earnings per common share (EPS) were computed as follows:

	2020	2019	2018

	(In Thousands, Except Per Share Data)

Net income and net income available to common shareholders	$59,313	$73,612	$67,109

Average common shares outstanding	14,043	14,201	14,132

Average common share stock options outstanding	61	129	128

Average diluted common shares	14,104	14,330	14,260

Earnings per common share – basic	$4.22	$5.18	$4.75

Earnings per common share – diluted	$4.21	$5.14	$4.71

Options outstanding at December 31, 2020, 2019 and 2018, to purchase 758,901, 201,400 and 424,833 shares of common stock, respectively, were not included in the computation of diluted earnings per common share for each of the years because the exercise prices of such options were greater than the average market prices of the common stock for the years ended December 31, 2020, 2019 and 2018, respectively.

Stock Compensation Plans

The Company has stock-based employee compensation plans, which are described more fully in Note 20. In accordance with FASB ASC 718, Compensation – Stock Compensation, compensation cost related to share-based payment transactions is recognized in the Company’s consolidated financial statements based on the grant-date fair value of the award using the modified prospective transition method. For the years ended December 31, 2020, 2019 and 2018, share-based compensation expense totaling $1.2 million, $922,000 and $737,000, respectively, was included in salaries and employee benefits expense in the consolidated statements of income.

Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2020 and 2019, cash equivalents consisted of interest-bearing deposits in other financial institutions. At December 31, 2020, nearly all of the interest-bearing deposits were uninsured with nearly all of these balances held at the Federal Home Loan Bank or the Federal Reserve Bank.

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

Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term “more likely than not” means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances and information available at the reporting date and is subject to management’s judgment. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized. At December 31, 2020 and 2019, no valuation allowance was established.

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

Restriction on Cash and Due From Banks

The Bank is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank. During the COVID-19 pandemic, the Federal Reserve Bank has reduced all banks’ reserve requirements to $-0- until further notice. There was no reserve required at December 31, 2020, compared to $69.4 million at December 31, 2019.

Recent Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments – Credit Losses (Topic 326). The Update amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. This Update affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The Update was set to be effective for the Company on January 1, 2020. During March 2020, pursuant to the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and guidance from the Securities and Exchange Commission (the “SEC”) and the Financial Accounting Standards Board (the “FASB”), we elected to delay adoption of the new accounting standard related to accounting for credit losses (“CECL”). In December 2020, additional legislation was enacted that amended certain provisions of the CARES Act. One of the provisions that was affected by this new legislation allowed for the election to further delay the adoption of the CECL accounting standard to January 1, 2022. An adoption date of January 1, 2021, was also an acceptable option and we elected January 1, 2021 as our adoption date for the CECL standard. As a result, our 2020 financial statements are prepared under the existing incurred loss methodology standard for accounting for loan losses.

The adoption of the CECL model during the first quarter of 2021 requires us to recognize a one-time cumulative adjustment to our allowance for loan losses and a liability for potential losses related to the unfunded portion of our loans and commitments in order to fully transition from the incurred loss model to the CECL model. Upon initial adoption, we increased the balance of our allowance for credit losses by approximately $12 million and create a liability for potential losses related to the unfunded portion of our loans and commitments by approximately $8 million. The after-tax effect of these adjustments is expected to result in a decrease in our retained earnings of approximately $13 million. These estimates are subject to change as material assumptions are refined and model validations are completed as we finalize our first quarter 2021 financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles: Goodwill and Other: Simplifying the Test for Goodwill Impairment (Topic 350). To simplify the subsequent measurement of goodwill, the amendments eliminate Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test should be performed by comparing the fair value of a reporting unit with its carrying amount and an impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the qualitative impairment test is necessary. The nature of and reason for the change in accounting principle should be disclosed upon transition. The amendments in this update are required for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The impact of adopting this new guidance during the quarter ended March 31, 2020 did not have a material impact on the Company’s consolidated financial statements. During 2020, the Company performed its annual review of goodwill and intangibles, including consideration of the circumstances brought about by the COVID-19 pandemic and its effect on the valuation of the Company and other bank holding companies. The Company concluded that no impairment of its goodwill and intangible assets had occurred in 2020.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides relief for companies preparing for discontinuation of interest rates such as the London Interbank Offered Rate ("LIBOR"). LIBOR is a benchmark interest rate referenced in a variety of agreements that are used by numerous entities. After 2021, certain LIBOR rates may no longer be published. As a result, LIBOR could be discontinued as a reference rate. Other interest rates used globally could also be discontinued for similar reasons. ASU 2020-04 provides optional expedients and exceptions to contracts, hedging relationships and other transactions affected by reference rate reform. The main provisions for contract modifications include optional relief by allowing the modification as a continuation of the existing contract without additional analysis and other optional expedients regarding embedded features. Optional expedients for hedge accounting permits changes to critical terms of hedging relationships and to the designated benchmark interest rate in a fair value hedge and also provides relief for assessing hedge effectiveness for cash flow hedges. Companies are able to apply ASU 2020-04 immediately; however, the guidance will only be available for a limited time (generally through December 31, 2022). The application of ASU 2020-04 has not had, and is not expected to have, a material impact on the Company's consolidated financial statements.

In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope. ASU 2021-01 clarifies that certain optional expedients and exceptions in ASC 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. ASU 2021-01 also amends the expedients and exceptions in ASC 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. ASU 2021-01 was effective upon issuance and generally can be applied through December 31, 2022. ASU 2021-01 has not had, and is not expected to have, a material impact on the Company's consolidated financial statements.

Note 2:      Investments in Securities

The amortized cost and fair values of securities classified as available-for-sale were as follows:

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)

Agency mortgage-backed securities	$151,106	$19,665	$831	$169,940
Agency collateralized mortgage obligations	168,472	8,524	375	176,621
States and political subdivisions securities	45,196	2,135	6	47,325
Small Business Administration securities	20,033	1,014	—	21,047

	$384,807	$31,338	$1,212	$414,933

	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)

Agency mortgage-backed securities	$156,591	$8,716	$265	$165,042
Agency collateralized mortgage obligations	149,980	2,891	921	151,950
States and political subdivisions securities	33,757	1,368	—	35,125
Small Business Administration securities	22,132	—	74	22,058

	$362,460	$12,975	$1,260	$374,175

At December 31, 2020, the Company’s agency mortgage-backed securities portfolio consisted of FNMA securities totaling $156.6 million, FHLMC securities totaling $10.3 million and GNMA securities totaling $3.0 million. At December 31, 2020, agency collateralized mortgage obligations consisted of GNMA securities totaling $105.8 million, FNMA securities totaling $52.9 million, and FHLMC securities totaling $17.9 million. At December 31, 2020, all of the Company’s $169.9 million agency mortgage-backed securities had fixed rates of interest. At December 31, 2020, $156.8 million of the Company’s agency collateralized mortgage obligations had fixed rates of interest and $19.8 million had variable rates of interest.

The amortized cost and fair value of available-for-sale securities at December 31, 2020, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value

	(In Thousands)

After one through five years	$—	$—
After five through ten years	8,672	9,251
After ten years	36,524	38,074
Securities not due on a single maturity date	339,611	367,608
	$384,807	$414,933

There were no securities classified as held to maturity at December 31, 2020 or December 31, 2019.

The amortized cost and fair values of securities pledged as collateral was as follows at December 31, 2020 and 2019:

	2020		2019
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

	(In Thousands)

Public deposits	$5,674	$5,962	$8,578	$8,913
Collateralized borrowing accounts	188,309	201,818	122,771	129,643
Other	6,413	6,819	7,021	7,107
	$200,396	$214,599	$138,370	$145,663

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at December 31, 2020 and 2019, was approximately $24.2 million and $116.2 million, respectively, which is approximately 5.8% and 31.1% of the Company’s available-for-sale and held-to-maturity investment portfolio, respectively.

Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these debt securities are temporary.

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2020 and 2019:

	2020
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses

	(In Thousands)

Agency mortgage-backed securities	$10,279	$(831)	$—	$—	$10,279	$(831)
Agency collateralized mortgage obligations	12,727	(375)	—	—	12,727	(375)
Small Business Administration securities	—	—	—	—	—	—
States and political subdivisions securities	1,164	(6)	—	—	1,164	(6)

	$24,170	$(1,212)	$—	$—	$24,170	$(1,212)

	2019
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses

	(In Thousands)

Agency mortgage-backed securities	$—	$—	$24,762	$(265)	$24,762	$(265)
Agency collateralized mortgage obligations	69,372	(921)	—	—	69,372	(921)
Small Business Administration securities	22,058	(74)	—	—	22,058	(74)
States and political subdivisions securities	—	—	—	—	—	—

	$91,430	$(995)	$24,762	$(265)	$116,192	$(1,260)

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

During 2020, 2019 and 2018, no securities were determined to have impairment that had become other-than-temporary.

Credit Losses Recognized on Investments

During 2020, 2019 and 2018, there were no debt securities that experienced fair value deterioration due to credit losses, as well as due to other market factors, but are not otherwise other-than-temporarily impaired.

Note 3:      Loans and Allowance for Loan Losses

Classes of loans at December 31, 2020 and 2019, included:

	2020	2019

	(In Thousands)
One- to four-family residential construction	$42,793	$33,963
Subdivision construction	30,894	16,088
Land development	54,010	40,431
Commercial construction	1,212,837	1,322,861
Owner occupied one- to four-family residential	470,436	387,016
Non-owner occupied one- to four-family residential	114,569	120,343
Commercial real estate	1,553,677	1,494,172
Other residential	1,021,145	866,006
Commercial business	370,898	313,209
Industrial revenue bonds	14,003	13,189
Consumer auto	86,173	151,854
Consumer other	40,762	46,720
Home equity lines of credit	114,689	118,988
Loans acquired and accounted for under ASC 310-30, net of discounts	98,643	127,206
	5,225,529	5,052,046
Undisbursed portion of loans in process	(863,722)	(850,666)
Allowance for loan losses	(55,743)	(40,294)
Deferred loan fees and gains, net	(9,260)	(7,104)
	$4,296,804	$4,153,982

Classes of loans by aging were as follows:

	December 31, 2020
							Total Loans
			Over 90			Total	> 90 Days Past
	30-59 Days	60-89 Days	Days	Total Past		Loans	Due and
	Past Due	Past Due	Past Due	Due	Current	Receivable	Still Accruing

	(In Thousands)
One- to four-family residential construction	$1,365	$—	$—	$1,365	$41,428	$42,793	$—
Subdivision construction	—	—	—	—	30,894	30,894	—
Land development	20	—	—	20	53,990	54,010	—
Commercial construction	—	—	—	—	1,212,837	1,212,837	—
Owner occupied one- to four- family residential	1,379	113	1,502	2,994	467,442	470,436	—
Non-owner occupied one- to four-family residential	—	—	69	69	114,500	114,569	—
Commercial real estate	—	79	587	666	1,553,011	1,553,677	—
Other residential	—	—	—	—	1,021,145	1,021,145	—
Commercial business	—	—	114	114	370,784	370,898	—
Industrial revenue bonds	—	—	—	—	14,003	14,003	—
Consumer auto	364	119	169	652	85,521	86,173	—
Consumer other	443	7	94	544	40,218	40,762	—
Home equity lines of credit	153	111	508	772	113,917	114,689	—
Loans acquired and accounted for under ASC 310-30, net of discounts	1,662	641	3,843	6,146	92,497	98,643	—

	5,386	1,070	6,886	13,342	5,212,187	5,225,529	—
Less: Loans acquired and accounted for under ASC 310-30, net of discounts	1,662	641	3,843	6,146	92,497	98,643	—

Total	$3,724	$429	$3,043	$7,196	$5,119,690	$5,126,886	$—

	December 31, 2019
							Total Loans
			Over 90			Total	> 90 Days Past
	30-59 Days	60-89 Days	Days	Total Past		Loans	Due and
	Past Due	Past Due	Past Due	Due	Current	Receivable	Still Accruing

	(In Thousands)
One- to four-family residential construction	$—	$—	$—	$—	$33,963	$33,963	$—
Subdivision construction	—	—	—	—	16,088	16,088	—
Land development	—	27	—	27	40,404	40,431	—
Commercial construction	15,085	—	—	15,085	1,307,776	1,322,861	—
Owner occupied one- to four- family residential	1,453	1,631	1,198	4,282	382,734	387,016	—
Non-owner occupied one- to four-family residential	152	—	181	333	120,010	120,343	—
Commercial real estate	549	119	632	1,300	1,492,872	1,494,172	—
Other residential	376	—	—	376	865,630	866,006	—
Commercial business	60	—	1,235	1,295	311,914	313,209	—
Industrial revenue bonds	—	—	—	—	13,189	13,189	—
Consumer auto	1,101	259	558	1,918	149,936	151,854	—
Consumer other	278	233	198	709	46,011	46,720	—
Home equity lines of credit	296	—	517	813	118,175	118,988	—
Loans acquired and accounted for under ASC 310-30, net of discounts	2,177	709	6,191	9,077	118,129	127,206	—

	21,527	2,978	10,710	35,215	5,016,831	5,052,046	—
Less: Loans acquired and accounted for under ASC 310-30, net of discounts	2,177	709	6,191	9,077	118,129	127,206	—

Total	$19,350	$2,269	$4,519	$26,138	$4,898,702	$4,924,840	$—

Non-accruing loans are summarized as follows:

	December 31,
	2020	2019

	(In Thousands)

One- to four-family residential construction	$—	$—
Subdivision construction	—	—
Land development	—	—
Commercial construction	—	—
Owner occupied one- to four-family residential	1,502	1,198
Non-owner occupied one- to four-family residential	69	181
Commercial real estate	587	632
Other residential	—	—
Commercial business	114	1,235
Industrial revenue bonds	—	—
Consumer auto	169	558
Consumer other	94	198
Home equity lines of credit	508	517

Total	$3,043	$4,519

The following tables present the activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2020, 2019 and 2018, respectively. Also presented are the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of the years ended December 31, 2020, 2019, and 2018, respectively:

	December 31, 2020
	One- to Four-
	Family
	Residential
	and	Other	Commercial	Commercial	Commercial
	Construction	Residential	Real Estate	Construction	Business	Consumer	Total
	(In Thousands)

Allowance for Loan Losses
Balance, January 1, 2020	$4,339	$5,153	$24,334	$3,076	$1,355	$2,037	$40,294
Provision (benefit) charged to expense	84	4,042	9,343	242	914	1,246	15,871
Losses charged off	(70)	—	(43)	(1)	(28)	(3,152)	(3,294)
Recoveries	183	180	73	204	149	2,083	2,872

Balance, December 31, 2020	$4,536	$9,375	$33,707	$3,521	$2,390	$2,214	$55,743

Ending balance:
Individually evaluated for impairment	$90	$—	$445	$—	$14	$164	$713
Collectively evaluated for impairment	$4,382	$9,282	$32,937	$3,378	$2,331	$2,040	$54,350
Loans acquired and accounted for under ASC 310-30	$64	$93	$325	$143	$45	$10	$680

Loans
Individually evaluated for impairment	$3,546	$—	$3,438	$—	$167	$1,897	$9,048
Collectively evaluated for impairment	$655,146	$1,021,145	$1,550,239	$1,266,847	$384,734	$239,727	$5,117,838
Loans acquired and accounted for under ASC 310-30	$57,113	$6,150	$24,613	$2,551	$2,549	$5,667	$98,643

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

	December 31, 2018
	One- to Four-
	Family
	Residential
	and	Other	Commercial	Commercial	Commercial
	Construction	Residential	Real Estate	Construction	Business	Consumer	Total
	(In Thousands)

Allowance for Loan Losses
Balance, January 1, 2018	$2,108	$2,839	$18,639	$1,767	$3,581	$7,558	$36,492
Provision (benefit) charged to expense	742	1,982	1,094	1,031	(1,613)	3,914	7,150
Losses charged off	(62)	(525)	(102)	(87)	(1,155)	(9,425)	(11,356)
Recoveries	334	417	172	394	755	4,051	6,123

Balance, December 31, 2018	$3,122	$4,713	$19,803	$3,105	$1,568	$6,098	$38,409

Ending balance:
Individually evaluated for impairment	$694	$—	$613	$—	$309	$425	$2,041
Collectively evaluated for impairment	$2,392	$4,681	$18,958	$3,029	$1,247	$5,640	$35,947
Loans acquired and accounted for under ASC 310-30	$36	$32	$232	$76	$12	$33	$421

Loans
Individually evaluated for impairment	$6,116	$—	$3,501	$14	$1,844	$2,464	$13,939
Collectively evaluated for impairment	$433,209	$784,894	$1,367,934	$1,461,644	$334,214	$429,766	$4,811,661
Loans acquired and accounted for under ASC 310-30	$93,841	$12,790	$33,620	$4,093	$4,347	$18,960	$167,651

The portfolio segments used in the preceding three tables correspond to the loan classes used in all other tables in Note 3 as follows:

●	The one- to four-family residential and construction segment includes the one- to four-family residential construction, subdivision construction, owner occupied one- to four-family residential and non-owner occupied one- to four-family residential classes.
●	The other residential segment corresponds to the other residential class.
●	The commercial real estate segment includes the commercial real estate and industrial revenue bonds classes.
●	The commercial construction segment includes the land development and commercial construction classes.
●	The commercial business segment corresponds to the commercial business class.
●	The consumer segment includes the consumer auto, consumer other and home equity lines of credit classes.

The weighted average interest rate on loans receivable at December 31, 2020 and 2019, was 4.29% and 4.97%, respectively.

Loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balance of loans serviced for others at December 31, 2020, was $462.7 million, consisting of $308.4 million of commercial loan participations sold to other financial institutions and $154.3 million of residential mortgage loans sold. The unpaid principal balance of loans serviced for others at December 31, 2019, was $349.9 million, consisting of $283.0 million of commercial loan participations sold to other financial institutions and $66.9 million of residential mortgage loans sold. In addition, available lines of credit on these loans were $46.1 million and $102.1 million at December 31, 2020 and 2019, respectively.

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

The following summarizes information regarding impaired loans at and during the years ended December 31, 2020, 2019 and 2018:

				Year Ended
	December 31, 2020			December 31, 2020
				Average
		Unpaid		Investment	Interest
	Recorded	Principal	Specific	in Impaired	Income
	Balance	Balance	Allowance	Loans	Recognized

	(In Thousands)

One- to four-family residential construction	$—	$—	$—	$—	$—
Subdivision construction	20	20	—	115	3
Land development	—	—	—	—	—
Commercial construction	—	—	—	—	—
Owner occupied one- to four-family residential	3,457	3,776	90	2,999	169
Non-owner occupied one- to four-family residential	69	106	—	309	18
Commercial real estate	3,438	3,472	445	3,736	135
Other residential	—	—	—	—	—
Commercial business	166	551	14	800	34
Industrial revenue bonds	—	—	—	—	—
Consumer auto	865	964	140	932	91
Consumer other	403	552	19	298	47
Home equity lines of credit	630	668	5	550	36

Total	$9,048	$10,109	$713	$9,739	$533

				Year Ended
	December 31, 2019			December 31, 2019
				Average
		Unpaid		Investment	Interest
	Recorded	Principal	Specific	in Impaired	Income
	Balance	Balance	Allowance	Loans	Recognized

	(In Thousands)

One- to four-family residential construction	$—	$—	$—	$—	$—
Subdivision construction	251	251	96	277	9
Land development	—	—	—	328	101
Commercial construction	—	—	—	—	—
Owner occupied one- to four-family residential	2,300	2,423	82	2,598	131
Non-owner occupied one- to four-family residential	409	574	20	954	43
Commercial real estate	4,020	4,049	517	4,940	264
Other residential	—	—	—	—	—
Commercial business	1,286	1,771	13	1,517	81
Industrial revenue bonds	—	—	—	—	—
Consumer auto	1,117	1,334	181	1,128	125
Consumer other	356	485	16	383	48
Home equity lines of credit	528	548	4	362	37

Total	$10,267	$11,435	$929	$12,487	$839

				Year Ended
	December 31, 2018			December 31, 2018
				Average
		Unpaid		Investment	Interest
	Recorded	Principal	Specific	in Impaired	Income
	Balance	Balance	Allowance	Loans	Recognized

	(In Thousands)

One- to four-family residential construction	$—	$—	$—	$—	$—
Subdivision construction	318	318	105	321	17
Land development	14	18	—	14	1
Commercial construction	—	—	—	—	—
Owner occupied one- to four-family residential	3,576	3,926	285	3,406	197
Non-owner occupied one- to four-family residential	2,222	2,519	304	2,870	158
Commercial real estate	3,501	3,665	613	6,216	337
Other residential	—	—	—	1,026	20
Commercial business	1,844	2,207	309	2,932	362
Industrial revenue bonds	—	—	—	—	—
Consumer auto	1,874	2,114	336	2,069	167
Consumer other	479	684	72	738	59
Home equity lines of credit	111	128	17	412	28

Total	$13,939	$15,579	$2,041	$20,004	$1,346

At December 31, 2020, $4.8 million of impaired loans had specific valuation allowances totaling $713,000. At December 31, 2019, $5.2 million of impaired loans had specific valuation allowances totaling $929,000. At December 31, 2018, $8.4 million of impaired loans had specific valuation allowances totaling $2.0 million. For impaired loans which were non-accruing, interest of approximately $579,000, $761,000 and $1.0 million would have been recognized on an accrual basis during the years ended December 31, 2020, 2019 and 2018, respectively.

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

The following table presents newly restructured loans during the years ended December 31, 2020, 2019 and 2018 by type of modification:

	2020
				Total
	Interest Only	Term	Combination	Modification
	(In Thousands)

Residential one-to-four family	$—	$—	$1,030	$1,030
Commercial real estate	—	—	559	559
Commercial business	—	—	22	22
Consumer	—	16	1,951	1,967

	$—	$16	$3,562	$3,578

	2019
				Total
	Interest Only	Term	Combination	Modification
	(In Thousands)

Consumer	$—	$136	$—	$136

	$—	$136	$—	$136

	2018
				Total
	Interest Only	Term	Combination	Modification
	(In Thousands)

Residential one-to-four family	$1,348	$—	$—	$1,348
Construction and land development	—	31	—	31
Commercial construction	—	—	106	106
Consumer	—	535	—	535

	$1,348	$566	$106	$2,020

At December 31, 2020, the Company had $3.3 million of loans that were modified in troubled debt restructurings and impaired, as follows: $20,000 of construction and land development loans, $1.9 million of single family residential mortgage loans, $646,000 of commercial real estate loans, $127,000 of commercial business loans and $629,000 of consumer loans. Of the total troubled debt restructurings at December 31, 2020, $2.4 million were accruing interest and $1.6 million were classified as substandard using the Company's internal grading system which is described below. The Company had no troubled debt restructurings which were modified in the previous 12 months and subsequently defaulted during the year ended December 31, 2020. When loans modified as troubled debt restructuring have subsequent payment defaults, the defaults are factored into the determination of the allowance for loan losses to ensure specific valuation allowances reflect amounts considered uncollectible. At December 31, 2019, the Company had $1.9 million of loans that were modified in troubled debt restructurings and impaired, as follows:  $251,000 of construction and land development loans, $768,000 of single family residential mortgage loans, $412,000 of commercial real estate loans, $156,000 of commercial business loans and $343,000 of consumer loans. Of the total troubled debt restructurings at December 31, 2019, $1.4 million were accruing interest and $562,000 were classified as substandard using the Company’s internal grading system. During the year ended December 31, 2020, borrowers with loans designated as troubled debt restructurings totaling $372,000, all of which consisted of residential one-to-four family loans, met the criteria for placement back on accrual status. This criteria generally includes a minimum of six months of consistent and timely payment performance under original or modified terms.

At December 31, 2020, the Company had remaining 65 modified commercial loans with an aggregate principal balance outstanding of $233 million and 581 modified consumer and mortgage loans with an aggregate principal balance outstanding of $18 million. The loan modifications are within the guidance provided by the CARES Act (and its amending legislation), the federal banking regulatory agencies, the Securities and Exchange Commission and the Financial Accounting Standards Board; therefore, they are not considered troubled debt restructurings.

The Company reviews the credit quality of its loan portfolio using an internal grading system that classifies loans as “Satisfactory,” “Watch,” “Special Mention,” “Substandard” and “Doubtful.”  Loans classified as watch are being monitored because of indications of potential weaknesses or deficiencies that may require future classification as special mention or substandard. Special mention loans possess potential weaknesses that deserve management’s close attention but do not expose the Bank to a degree of risk that warrants substandard classification. Substandard loans are characterized by the distinct possibility that the Bank will sustain some loss if certain deficiencies are not corrected. Doubtful loans are those having all the weaknesses inherent to those classified Substandard with the added characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Loans not meeting any of the criteria previously described are considered satisfactory. The FDIC-assisted acquired loans are evaluated using this internal grading system. These loans are accounted for in pools. Minimal adverse classification in these acquired loan pools was identified as of December 31, 2020 and 2019 respectively. See Note 4 for further discussion of the acquired loan pools and termination of the loss sharing agreements.

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

The loan grading system is presented by loan class below:

	December 31, 2020
			Special
	Satisfactory	Watch	Mention	Substandard	Doubtful	Total
	(In Thousands)

One- to four-family residential construction	$41,428	$1,365	$—	$—	$—	$42,793
Subdivision construction	30,874	—	—	20	—	30,894
Land development	54,010	—	—	—	—	54,010
Commercial construction	1,212,837	—	—	—	—	1,212,837
Owner occupied one- to-four-family residential	467,855	216	—	2,365	—	470,436
Non-owner occupied one-to-four-family residential	114,176	324	—	69	—	114,569
Commercial real estate	1,498,031	52,208	—	3,438	—	1,553,677
Other residential	1,017,648	3,497	—	—	—	1,021,145
Commercial business	363,681	7,102	—	115	—	370,898
Industrial revenue bonds	14,003	—	—	—	—	14,003
Consumer auto	85,657	5	—	511	—	86,173
Consumer other	40,514	2	—	246	—	40,762
Home equity lines of credit	114,049	39	—	601	—	114,689
Loans acquired and accounted for under ASC 310-30, net of discounts	98,633	—	—	10	—	98,643

Total	$5,153,396	$64,758	$—	$7,375	$—	$5,225,529

	December 31, 2019
			Special
	Satisfactory	Watch	Mention	Substandard	Doubtful	Total
	(In Thousands)

One- to four-family residential construction	$33,963	$—	$—	$—	$—	$33,963
Subdivision construction	16,061	27	—	—	—	16,088
Land development	40,431	—	—	—	—	40,431
Commercial construction	1,322,861	—	—	—	—	1,322,861
Owner occupied one- to-four-family residential	385,001	26	—	1,989	—	387,016
Non-owner occupied one-to-four-family residential	119,743	419	—	181	—	120,343
Commercial real estate	1,458,400	32,063	—	3,709	—	1,494,172
Other residential	866,006	—	—	—	—	866,006
Commercial business	307,322	4,651	—	1,236	—	313,209
Industrial revenue bonds	13,189	—	—	—	—	13,189
Consumer auto	150,874	47	—	933	—	151,854
Consumer other	46,294	92	—	334	—	46,720
Home equity lines of credit	118,428	43	—	517	—	118,988
Loans acquired and accounted for under ASC 310-30, net of discounts	127,192	—	—	14	—	127,206

Total	$5,005,765	$37,368	$—	$8,913	$—	$5,052,046

Certain of the Bank’s real estate loans are pledged as collateral for borrowings as set forth in Notes 9 and 11.

Certain directors and executive officers of the Company and the Bank, and their related interests, are customers of and had transactions with the Bank in the ordinary course of business. Except for the interest rates on loans secured by personal residences, in the opinion of management, all loans included in such transactions were made on substantially the same terms as those prevailing at the time for comparable transactions with unrelated parties. Generally, residential first mortgage loans and home equity lines of credit to all employees and directors have been granted at interest rates equal to the Bank’s cost of funds, subject to annual adjustments in the case of residential first mortgage loans and monthly adjustments in the case of home equity lines of credit. At December 31, 2020 and 2019, loans outstanding to these directors and executive officers, and their related interests, are summarized as follows:

	2020	2019
	(In Thousands)

Balance, beginning of year	$15,240	$29,017
New loans	901	15,062
Payments	(2,673)	(28,839)

Balance, end of year	$13,468	$15,240

Note 4:      FDIC-Acquired Loans and Loss Sharing Agreements

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

The following table presents the balances of the acquired loans related to the various FDIC-assisted transactions at December 31, 2020 and December 31, 2019.

			Sun Security
	TeamBank	Vantus Bank	Bank	InterBank	Valley Bank
	(In Thousands)

December 31, 2020
Gross loans receivable	$5,393	$8,052	$13,395	$44,215	$31,515
Balance of accretable discount due to change in expected losses	(97)	(35)	(180)	(1,079)	(612)
Net carrying value of loans receivable	(5,266)	(8,004)	(13,111)	(42,057)	(30,204)
Expected loss remaining	$30	$13	$104	$1,079	$699

December 31, 2019
Gross loans receivable	$7,304	$9,899	$17,906	$60,430	$41,032
Balance of accretable discount due to change in expected losses	(159)	(89)	(374)	(5,143)	(1,803)
Net carrying value of loans receivable	(7,118)	(9,797)	(17,392)	(54,442)	(38,452)
Expected loss remaining	$27	$13	$140	$845	$777

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

The amount of the estimated cash flows expected to be received from the acquired loan pools in excess of the fair values recorded for the loan pools is referred to as the accretable yield. The accretable yield is recognized as interest income over the estimated lives of the loans. On an ongoing basis, the Company has evaluated the fair value of the loans including cash flows expected to be collected. Increases in the Company’s cash flow expectations are recognized as increases to the accretable yield while decreases are recognized as impairments through the allowance for loan losses. Improvements in expected cash flows related to the acquired loan portfolios have resulted in adjustments to the accretable yield to be spread over the estimated remaining lives of the loans on a level-yield basis. The amounts of these adjustments during the years ended December 31, 2020, 2019, and 2018 were as follows:

	Year Ended December 31,
	2020	2019	2018

	(In Thousands)

Increase in accretable yield due to increased cash flow expectations	$—	$12,323	$5,202

The adjustments, along with those made in previous years, impacted the Company’s Consolidated Statements of Income as follows:

	Year Ended December 31,
	2020	2019	2018

	(In Thousands)

Interest income and net impact to pre-tax income	$5,574	$7,431	$5,134

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

Because these adjustments to accretable yield will be recognized generally over the remaining lives of the loan pools, they will impact future periods as well. As of December 31, 2020, the remaining accretable yield adjustment that will affect interest income was $2.0 million. Of the remaining adjustments affecting interest income, we expect to recognize $1.5 million of interest income during 2021. As of January 1, 2021, we have adopted the new accounting standard related to accounting for credit losses. With the adoption of this standard, there will be no further reclassification of discounts from non-accretable to accretable subsequent to December 31, 2020. All adjustments made prior to January 1, 2021 will continue to be accreted to interest income.

Changes in the accretable yield for acquired loan pools were as follows for the years ended December 31, 2020, 2019 and 2018:

			Sun
	TeamBank	Vantus Bank	Security Bank	InterBank	Valley Bank

	(In Thousands)
Balance, January 1, 2018	2,071	1,850	2,901	5,074	2,695
Accretion	(1,042)	(1,196)	(1,667)	(8,349)	(3,892)
Reclassification from nonaccretable difference(1)	327	778	1,008	8,269	4,260

Balance, December 31, 2018	1,356	1,432	2,242	4,994	3,063
Accretion	(955)	(1,006)	(1,562)	(8,798)	(4,302)
Reclassification from nonaccretable difference(1)	756	697	1,268	12,081	5,817

Balance, December 31, 2019	$1,157	$1,123	$1,948	$8,277	$4,578
Accretion	(479)	(831)	(1,046)	(6,791)	(3,005)
Reclassification from nonaccretable difference(1)	198	451	493	2,219	2,764

Balance, December 31, 2020	$876	$743	$1,395	$3,705	$4,337
(1)	Represents increases in estimated cash flows expected to be received from the acquired loan pools, primarily due to lower estimated credit losses. The numbers also include changes in expected accretion of the loan pools for TeamBank, Vantus Bank, Sun Security Bank, InterBank and Valley Bank for the year ended December 31, 2020, totaling $198,000, $451,000, $493,000, $2.2 million and $2.8 million, respectively; TeamBank, Vantus Bank, Sun Security Bank, InterBank and Valley Bank for the year ended December 31, 2019, totaling $667,000, $480,000, $810,000, $3.9 million and $2.5 million, respectively; for TeamBank, Vantus Bank, Sun Security Bank, InterBank and Valley Bank for the year ended December 31, 2018, totaling $312,000, $778,000, $756,000, $4.1 million and $3.5 million, respectively.

Note 5:      Other Real Estate Owned and Repossessions

Major classifications of other real estate owned at December 31, 2020 and 2019, were as follows:

	2020	2019

	(In Thousands)
Foreclosed assets held for sale and repossessions
One- to four-family construction	$—	$—
Subdivision construction	263	689
Land development	250	1,816
Commercial construction	—	—
One- to four-family residential	111	601
Other residential	—	—
Commercial real estate	—	—
Commercial business	—	—
Consumer	153	545
	777	3,651

Foreclosed assets related to FDIC acquisitions, net of discounts	446	1,003

Foreclosed assets held for sale and repossessions, net	1,223	4,654

Other real estate owned not acquired through foreclosure	654	871

Other real estate owned and repossessions	$1,877	$5,525

At December 31, 2020, other real estate owned not acquired through foreclosure included seven properties all of which were branch locations that were closed and held for sale. During the year ended December 31, 2020, one former branch location was added to this category for $80,000 and was under contract at December 31, 2020. The sale was completed in February 2021, resulting in a small gain. During the year ended December 31, 2020, valuation write-downs of $286,000 were recorded on branch locations that were closed and held for sale.

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

At December 31, 2020, residential mortgage loans totaling $602,000 were in the process of foreclosure, $518,000 of which were acquired loans related to FDIC-assisted transactions.

At December 31, 2019, residential mortgage loans totaling $1.6 million were in the process of foreclosure, $1.4 million of which were acquired loans related to FDIC-assisted transactions.

Expenses applicable to other real estate owned and repossessions for the years ended December 31, 2020, 2019 and 2018, included the following:

	2020	2019	2018

	(In Thousands)

Net gains on sales of other real estate owned and repossessions	$(480)	$(750)	$(2,522)
Valuation write-downs	1,320	926	3,897
Operating expenses, net of rental income	1,183	2,008	3,544

	$2,023	$2,184	$4,919

Note 6:      Premises and Equipment

Major classifications of premises and equipment at December 31, 2020 and 2019, stated at cost, were as follows:

	2020	2019

	(In Thousands)

Land	$40,652	$40,632
Buildings and improvements	100,187	96,959
Furniture, fixtures and equipment	59,226	56,986
Operating leases right of use asset	8,536	8,668
	208,601	203,245
Less accumulated depreciation	69,431	61,337

	$139,170	$141,908

Leases. The Company adopted ASU 2016-02, Leases (Topic 842), on January 1, 2019, using the modified retrospective transition approach whereby comparative periods were not restated. The Company also elected certain relief options under the ASU, including the option not to recognize right of use asset and lease liabilities that arise from short-term leases (leases with terms of twelve months or less). The Company has 15 total lease agreements in which it is the lessee, with lease terms exceeding twelve months, substantially all of which are for branch locations and commercial loan production offices. All of our lease agreements where we have offsite ATMs are for terms not exceeding twelve months. Adoption of this ASU resulted in the Company initially recognizing a right of use asset and corresponding lease liability of $9.5 million as of January 1, 2019. The amount of the right of use asset and corresponding lease liability will fluctuate based on the Company’s lease terminations, new leases and lease modifications and renewals. As of December 31, 2020, the lease right of use asset value was $8.5 million and the corresponding lease liability was $8.7 million. As of December 31, 2019, the lease right of use asset value was $8.7 million and the corresponding lease liability was $8.7 million.

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

ASU 2016-02 provides a number of optional practical expedients in transition. The Company has elected the “package of practical expedients,” which permits the Company not to reassess under the new standard the prior conclusions about lease identification, lease classification and initial direct costs. The Company also elected the use of hindsight, a practical expedient which permits the use of information available after lease inception to determine the lease term via the knowledge of renewal options exercised not available as of the lease’s inception. The practical expedient pertaining to land easements is not applicable to the Company.

ASU 2016-02 also requires certain other accounting elections. The Company elected the short-term lease recognition exemption for all leases that qualify, meaning those with terms under twelve months. Right of use assets or lease liabilities are not to be recognized for short-term leases. The Company also elected the practical expedient to not separate lease and non-lease components for all leases. The Company’s short-term leases related to offsite ATMs have both fixed and variable lease payment components, based on the number of transactions at the various ATMs. The variable portion of these lease payments is not material and the total lease expense related to ATMs was $ 275,000 and $ 286,000 for the years ended December 31, 2020 and December 31, 2019, respectively.

The calculated amounts of the right of use assets and lease liabilities in the table below are impacted by the length of the lease term and the discount rate used to present value the minimum lease payments. The Company’s lease agreements often include one or more options to renew extended term in the calculation of the right of use asset and lease liability. Regarding the discount rate, the ASU requires the use of the rate implicit in the lease at the Company’s discretion. If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the right of use asset and lease liability. Regarding the discount rate, the ASU requires the use of the rate implicit in the lease whenever this rate is readily determinable. As this rate is rarely determinable, the Company utilizes its incremental borrowing rate at lease inception over a similar term. The discount rate utilized was the FHLBank borrowing rate for the term corresponding to the expected term of the lease. The expected lease terms range from 0.8 years to 17.9 years with a weighted-average lease term of 8.3 years. The weighted-average discount rate was 3.24%.

	At or For the Year Ended
	December 31, 2020	December 31, 2019

	(In Thousands)
Statement of Financial Condition
Operating leases right of use asset	$8,536	$8,668
Operating leases liability	$8,661	$8,747

Statement of Income
Operating lease costs classified as occupancy and equipment expense	$1,572	$1,460
(includes short-term lease costs and amortization of right of use asset)

Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,526	$1,381
Right of use assets obtained in exchange for lease obligations:
Operating leases	$972	$9,538

For the years ended December 31, 2020 and 2019, lease expense was $1.6 million and $1.5 million, respectively. At December 31, 2020, future expected lease payments for leases with terms exceeding one year were as follows (in thousands):

2021	$1,119
2022	1,116
2023	1,088
2024	1,005
2025	979
Thereafter	4,926

Future lease payments expected	10,233

Less interest portion of lease payments	(1,572)

Lease liability	$8,661

The Company does not sublease any of its leased facilities; however, it does lease to other third parties portions of facilities that it owns. In terms of being the lessor in these circumstances, all of these lease agreements are classified as operating leases. In the years ended December 31, 2020 and 2019, income recognized from these lease agreements was $1.2 million and $1.1 million, respectively, and was included in occupancy and equipment expense.

Note 7:      Investments in Limited Partnerships

Investments in Affordable Housing Partnerships

The Company has invested in certain limited partnerships that were formed to develop and operate apartments and single-family houses designed as high-quality affordable housing for lower income tenants throughout Missouri and contiguous states. At December 31, 2020 the Company had 16 such investments, with a net carrying value of $20.4 million. At December 31, 2019 the Company had 15 such investments, with a net carrying value of $22.8 million. Due to the Company’s inability to exercise any significant influence over any of the investments in Affordable Housing Partnerships, they all are accounted for using the proportional amortization method. Each of the partnerships must meet the regulatory requirements for affordable housing for a minimum 15-year compliance period to fully utilize the tax credits. If the partnerships cease to qualify during the compliance period, the credits may be denied for any period in which the projects are not in compliance and a portion of the credits previously taken may be subject to recapture with interest.

The remaining federal affordable housing tax credits to be utilized through 2030 were $22.1 million as of December 31, 2020, assuming no tax credit recapture events occur and all projects currently under construction are completed as planned. Amortization of the investments in partnerships is expected to be approximately $20.4 million, assuming all projects currently under construction are completed and funded as planned. The Company’s usage of federal affordable housing tax credits approximated $6.6 million, $8.0 million and $6.6 million during 2020, 2019 and 2018, respectively. Investment amortization amounted to $5.5 million, $5.8 million and $5.0 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Investments in Community Development Entities

The Company has invested in certain limited partnerships that were formed to develop and operate business and real estate projects located in low-income communities. At December 31, 2020 the Company had one such investment, with a net carrying value of $567,000. At December 31, 2019, the Company had no such investment. Due to the Company’s inability to exercise any significant influence over any of the investments in qualified Community Development Entities, they are all accounted for using the cost method. Each of the partnerships provides federal New Market Tax Credits over a seven-year credit allowance period. In each of the first three years, credits totaling five percent of the original investment are allowed on the credit allowance dates and for the final four years, credits totaling six percent of the original investment are allowed on the credit allowance dates. Each of the partnerships must be invested in a qualified Community Development Entity on each of the credit allowance dates during the seven-year period to utilize the tax credits. If the Community Development Entities cease to qualify during the seven-year period, the credits may be denied for any credit allowance date and a portion of the credits previously taken may be subject to recapture with interest. The investments in the Community Development Entities cannot be redeemed before the end of the seven-year period.

The Company’s usage of federal New Market Tax Credits approximated $100,000, $480,000 and $480,000 during 2020, 2019 and 2018, respectively. Investment amortization amounted to $80,000, $365,000 and $575,000 for the years ended December 31, 2020, 2019 and 2018, respectively.

Investments in Limited Partnerships for Federal Rehabilitation/Historic Tax Credits

From time to time, the Company has invested in certain limited partnerships that were formed to provide certain federal rehabilitation/historic tax credits. At December 31, 2020 the Company had one such investments, with a net carrying value of $863,000. Previously, the Company utilized these credits in their entirety in the year the project was placed in service and the impact to the Consolidated Statements of Income has not been material. In future periods, such partnerships provide federal rehabilitation/historic tax credits over a five-year credit allowance period.

Investments in Limited Partnerships for State Tax Credits

From time to time, the Company has invested in certain limited partnerships that were formed to provide certain state tax credits. The Company has primarily syndicated these tax credits and the impact to the Consolidated Statements of Income has not been material.

Note 8:     Deposits

Deposits at December 31, 2020 and 2019, are summarized as follows:

	Weighted Average
	Interest Rate	2020	2019

		(In Thousands, Except Interest Rates)

Noninterest-bearing accounts	—	$984,798	$687,068
Interest-bearing checking and savings accounts	0.22% and 0.55%	2,141,313	1,551,929
		3,126,111	2,238,997

Certificate accounts	0% - 0.99%	803,737	122,649
	1% - 1.99%	425,061	523,816
	2% - 2.99%	143,417	1,053,914
	3% - 3.99%	18,148	19,849
	4% and above	429	881
		1,390,792	1,721,109

		$4,516,903	$3,960,106

The weighted average interest rate on certificates of deposit was 1.00% and 2.09% at December 31, 2020 and 2019, respectively.

The aggregate amount of certificates of deposit originated by the Bank in denominations greater than $250,000 was approximately $123.1 million and $153.1 million at December 31, 2020 and 2019, respectively. The aggregate amount of certificates of deposit originated by the Bank in denominations greater than $100,000 was approximately $762.9 million and $830.8 million at December 31, 2020 and 2019, respectively. The Bank utilizes brokered deposits as an additional funding source. The aggregate amount of brokered deposits was approximately $158.7 million and $371.7 million at December 31, 2020 and 2019, respectively.

At December 31, 2020, scheduled maturities of certificates of deposit were as follows:

	Retail	Brokered	Total

	(In Thousands)

2021	$995,934	$91,345	$1,087,279
2022	175,913	13,751	189,664
2023	30,898	42,448	73,346
2024	14,647	11,200	25,847
2025	13,743	—	13,743
Thereafter	913	—	913

	$1,232,048	$158,744	$1,390,792

A summary of interest expense on deposits for the years ended December 31, 2020, 2019 and 2018, is as follows:

	2020	2019	2018

	(In Thousands)

Checking and savings accounts	$7,096	$7,971	$5,982
Certificate accounts	25,453	37,723	22,149
Early withdrawal penalties	(118)	(124)	(174)

	$32,431	$45,570	$27,957

Note 9:     Advances From Federal Home Loan Bank

At December 31, 2020 and 2019, there were no outstanding term advances from the Federal Home Loan Bank of Des Moines. At December 31, 2019, there were overnight funds from the Federal Home Loan Bank of Des Moines, which are included below in Note 10.

The Bank has pledged FHLB stock, investment securities and first mortgage loans free of other pledges, liens and encumbrances as collateral for outstanding advances. No investment securities were specifically pledged as collateral for advances at December 31, 2020 and 2019. Loans with carrying values of approximately $1.63 billion and $1.60 billion were pledged as collateral for outstanding advances at December 31, 2020 and 2019, respectively. The Bank had potentially available $1.07 billion remaining on its line of credit under a borrowing arrangement with the FHLB of Des Moines at December 31, 2020.

Note 10:      Short-Term Borrowings

Short-term borrowings at December 31, 2020 and 2019, are summarized as follows:

	2020	2019

	(In Thousands)

Notes payable – Community Development Equity Funds	$1,518	$1,267
Other interest-bearing liabilities	—	30,890
Overnight borrowings from the Federal Home Loan Bank	—	196,000
Securities sold under reverse repurchase agreements	164,174	84,167

	$165,692	$312,324

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

Short-term borrowings had weighted average interest rates of 0.02% and 1.25% at December 31, 2020 and 2019, respectively. Short-term borrowings averaged approximately $183.5 million and $260.0 million for the years ended December 31, 2020 and 2019, respectively. The maximum amounts outstanding at any month end were $318.7 million and $346.9 million, respectively, during those same periods.

The following table represents the Company’s securities sold under reverse repurchase agreements, by collateral type and remaining contractual maturity at December 31, 2020 and 2019:

	2020	2019
	Overnight and	Overnight and
	Continuous	Continuous

	(In Thousands)

Mortgage-backed securities – GNMA, FNMA, FHLMC	$164,174	$84,167

Note 11:      Federal Reserve Bank Borrowings

At December 31, 2020 and 2019, the Bank had $436.4 million and $367.8 million, respectively, available under a line-of-credit borrowing arrangement with the Federal Reserve Bank. The line is secured primarily by consumer and commercial loans. There were no amounts borrowed under this arrangement at December 31, 2020 or 2019.

Note 12:      Subordinated Debentures Issued to Capital Trusts

In November 2006, Great Southern Capital Trust II (Trust II), a statutory trust formed by the Company for the purpose of issuing the securities, issued a $25.0 million aggregate liquidation amount of floating rate cumulative trust preferred securities. The Trust II securities bear a floating distribution rate equal to 90-day LIBOR plus 1.60%. The Trust II securities became redeemable at the Company’s option in February 2012, and if not sooner redeemed, mature on February 1, 2037. The Trust II securities were sold in a private transaction exempt from registration under the Securities Act of 1933, as amended. The gross proceeds of the offering were used to purchase Junior Subordinated Debentures from the Company totaling $25.8 million and bearing an interest rate identical to the distribution rate on the Trust II securities. The initial interest rate on the Trust II debentures was 6.98%. The interest rate was 1.81% and 3.51% at December 31, 2020 and 2019, respectively.

At December 31, 2020 and 2019, subordinated debentures issued to capital trusts are summarized as follows:

	2020	2019

	(In Thousands)

Subordinated debentures	$25,774	$25,774

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

Amortization of the debt issuance costs during the years ended December 31, 2020 and 2019, totaled $608,000 and $434,000, respectively, and is included in interest expense on subordinated notes in the consolidated statements of income, resulting in an imputed interest rate of 5.84 % and 5.89%, respectively.

At December 31, 2020 and 2019, subordinated notes are summarized as follows:

	2020	2019

	(In Thousands)

Subordinated notes	$150,000	$75,000
Less: unamortized debt issuance costs	1,603	724
	$148,397	$74,276

Note 14:     Income Taxes

The Company files a consolidated federal income tax return. As of December 31, 2020 and 2019, retained earnings included approximately $17.5 million for which no deferred income tax liability had been recognized. This amount represents an allocation of income to bad debt deductions for tax purposes only for tax years prior to 1988. If the Bank were to liquidate, the entire amount would have to be recaptured and would create income for tax purposes only, which would be subject to the then-current corporate income tax rate. The unrecorded deferred income tax liability on the above amount was approximately $3.9 million at both December 31, 2020 and 2019, respectively.

During the years ended December 31, 2020, 2019 and 2018, the provision for income taxes included these components:

	2020	2019	2018

	(In Thousands)

Taxes currently payable	$25,259	$15,375	$19,291
Deferred income taxes (benefit)	(11,480)	1,074	(4,450)

Income taxes	$13,779	$16,449	$14,841

The tax effects of temporary differences related to deferred taxes shown on the statements of financial condition were:

	December 31,
	2020	2019

	(In Thousands)
Deferred tax assets
Allowance for loan losses	$12,711	$9,188
Interest on nonperforming loans	142	161
Accrued expenses	894	821
Write-down of foreclosed assets	131	185
Write-down of fixed assets	114	50
Income recognized for tax in excess of book	8,830	—
Partnership tax credits	11	732
Deferred income	885	509
Difference in basis for acquired assets and liabilities	1,532	2,540
	25,250	14,186

Deferred tax liabilities
Tax depreciation in excess of book depreciation	(5,988)	(5,986)
FHLB stock dividends	(368)	(817)
Prepaid expenses	(898)	(891)
Unrealized gain on available-for-sale securities	(6,869)	(2,671)
Unrealized gain on cash flow derivatives	(8,830)	(6,853)
Other	(258)	(233)
	(23,211)	(17,451)

Net deferred tax asset (liability)	$2,039	$(3,265)

Reconciliations of the Company’s effective tax rates from continuing operations to the statutory corporate tax rates were as follows:

	2020	2019	2018
Tax at statutory rate	21.0%	21.0%	21.0%
Nontaxable interest and dividends	(0.5)	(0.5)	(0.8)
Tax credits	(3.8)	(3.6)	(3.4)
State taxes	1.4	1.3	1.1
Other	0.8	0.1	0.2

	18.9%	18.3%	18.1%

The Company and its consolidated subsidiaries have not been audited recently by the Internal Revenue Service (IRS), except as described here. The Company, through one of its subsidiaries, is a partner in two partnerships which were under IRS examination for 2006 and 2007. As a result, the Company’s 2006 and subsequent tax years remained open for examination. The examinations of these partnerships were completed during 2019. The completion of these examinations did not result in significant changes to the Company’s tax positions. As a result, federal tax years through December 31, 2016 are now closed.

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

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2020 and 2019:

		Fair Value Measurements Using
		Quoted Prices
		in Active
		Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(In Thousands)

December 31, 2020
Agency mortgage-backed securities	$169,940	$—	$169,940	$—
Agency collateralized mortgage obligations	176,621	—	176,621	—
States and political subdivisions securities	47,325	—	47,325	—
Small Business Administration securities	21,047	—	21,047	—
Interest rate derivative asset	5,062	—	5,062	—
Interest rate derivative liability	(5,454)	—	(5,454)	—

December 31, 2019
Agency mortgage-backed securities	$165,042	$—	$165,042	$—
Agency collateralized mortgage obligations	151,950	—	151,950	—
States and political subdivisions securities	35,125	—	35,125	—
Small Business Administration securities	22,058	—	22,058	—
Interest rate derivative asset	31,476	—	31,476	—
Interest rate derivative liability	(1,547)	—	(1,547)	—

The following is a description of inputs and valuation methodologies used for assets recorded at fair value on a recurring basis and recognized in the accompanying statements of financial condition at December 31, 2020 and 2019, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the year ended December 31, 2020.

Available-for-Sale Securities

Investment securities available for sale are recorded at fair value on a recurring basis. The fair values used by the Company are obtained from an independent pricing service, which represent either quoted market prices for the identical asset or fair values determined by pricing models, or other model-based valuation techniques, that consider observable market data, such as interest rate volatilities, LIBOR yield curve, credit spreads and prices from market makers and live trading systems. Recurring Level 1 securities include exchange traded equity securities. There were no recurring Level 1 securities at December 31, 2020 or 2019. Recurring Level 2 securities include U.S. government agency securities, mortgage-backed securities, state and municipal bonds and certain other investments. Inputs used for valuing Level 2 securities include observable data that may include dealer quotes, benchmark yields, market spreads, live trading levels and market consensus prepayment speeds, among other things. Additional inputs include indicative values derived from the independent pricing service’s proprietary computerized models. There were no recurring Level 3 securities at December 31, 2020 or 2019.

Interest Rate Derivatives

The fair value is estimated using forward-looking interest rate curves and is determined using observable market rates and, therefore, are classified within Level 2 of the valuation hierarchy.

Nonrecurring Measurements

The following tables present the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2020 and 2019:

	Fair Value Measurements Using
		Quoted
		Prices
		in Active
		Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(In Thousands)
December 31, 2020
Impaired loans	$1,759	$—	$—	$1,759

Foreclosed assets held for sale	$945	$—	$—	$945

December 31, 2019
Impaired loans	$635	$—	$—	$635

Foreclosed assets held for sale	$1,112	$—	$—	$1,112

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

Loans Held for Sale

Mortgage loans held for sale are recorded at the lower of carrying value or fair value. The fair value of mortgage loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies mortgage loans held for sale as Nonrecurring Level 2. Write-downs to fair value typically do not occur as the Company generally enters into commitments to sell individual mortgage loans at the time the loan is originated to reduce market risk. The Company typically does not have commercial loans held for sale. At December 31, 2020 and 2019, the aggregate fair value of mortgage loans held for sale exceeded their cost. Accordingly, no mortgage loans held for sale were marked down and reported at fair value.

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

The Company records impaired loans as Nonrecurring Level 3. If a loan’s fair value as estimated by the Company is less than its carrying value, the Company either records a charge-off for the portion of the loan that exceeds the fair value or establishes a reserve within the allowance for loan losses specific to the loan. Loans for which such charge-offs or reserves were recorded during the years ended December 31, 2020 and 2019, are shown in the table above (net of reserves).

Foreclosed Assets Held for Sale

Foreclosed assets held for sale are initially recorded at fair value less estimated cost to sell at the date of foreclosure. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less estimated cost to sell. Foreclosed assets held for sale are classified within Level 3 of the fair value hierarchy. The foreclosed assets represented in the table above have been re-measured during the years ended December 31, 2020 and 2019, subsequent to their initial transfer to foreclosed assets.

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

	December 31, 2020			December 31, 2019
	Carrying	Fair	Hierarchy	Carrying	Fair	Hierarchy
	Amount	Value	Level	Amount	Value	Level

	(Dollars in Thousands)

Financial assets
Cash and cash equivalents	$563,729	$563,729	1	$220,155	$220,155	1
Mortgage loans held for sale	17,780	17,780	2	9,242	9,242	2
Loans, net of allowance for loan losses	4,296,804	4,303,909	3	4,153,982	4,129,984	3
Accrued interest receivable	12,793	12,793	3	13,530	13,530	3
Investment in FHLB stock and other assets	9,806	9,806	3	13,473	13,473	3

Financial liabilities
Deposits	4,516,903	4,523,586	3	3,960,106	3,963,875	3
Short-term borrowings	165,692	165,692	3	312,324	312,324	3
Subordinated debentures	25,774	25,774	3	25,774	25,774	3
Subordinated notes	148,397	157,032	2	74,276	76,875	2
Accrued interest payable	2,594	2,594	3	4,250	4,250	3

Unrecognized financial instruments (net of contractual value)
Commitments to originate loans	—	—	3	—	—	3
Letters of credit	84	84	3	109	109	3
Lines of credit	—	—	3	—	—	3

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

Nondesignated Hedges

The Company has interest rate swaps that are not designated in a qualifying hedging relationship. Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain loan customers. The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.

As part of the Valley Bank FDIC-assisted acquisition, the Company acquired certain loans with related interest rate swaps. Valley’s swap program differed from the Company’s in that Valley did not have back to back swaps with the customer and a counterparty. The notional amount of the two remaining Valley swaps was $584,000 at December 31, 2020. At December 31, 2020, excluding the Valley Bank swaps, the Company had 19 interest rate swaps totaling $142.8 million in notional amount with commercial customers, and 19 interest rate swaps with the same notional amount with third parties related to its program. In addition, at December 31, 2020, the Company had four participation loans purchased totaling $27.7 million, in which the lead institution has an interest rate swap with their customer and the economics of the counterparty swap are passed along to us through the loan participation. At December 31, 2019, excluding the Valley Bank swaps, the Company had 19 interest rate swaps totaling $96.0 million in notional amount with commercial customers, and 19 interest rate swaps with the same notional amount with third parties related to its program. In addition, at December 31, 2019, the Company had five participation loans purchased totaling $37.4 million, in which the lead institution has an interest rate swap with their customer and the economics of the counterparty swap are passed along to us through the loan participation. During the years ended December 31, 2020, 2019 and 2018, the Company recognized net gains (losses) of $(264,000), $(104,000) and $25,000, respectively, in noninterest income related to changes in the fair value of these swaps.

Cash Flow Hedges

Interest Rate Swap. As a strategy to maintain acceptable levels of exposure to the risk of changes in future cash flows due to interest rate fluctuations, in October 2018, the Company entered into an interest rate swap transaction as part of its ongoing interest rate management strategies to hedge the risk of its floating rate loans. The notional amount of the swap was $400 million with a termination date of October 6, 2025. Under the terms of the swap, the Company received a fixed rate of interest of 3.018% and paid a floating rate of interest equal to one-month USD-LIBOR. The floating rate reset monthly and net settlements of interest due to/from the counterparty also occurred monthly. To the extent that the fixed rate of interest exceeded one-month USD-LIBOR, the Company received net interest settlements which were recorded as loan interest income. If USD-LIBOR exceeded the fixed rate of interest in future periods, the Company was required to pay net settlements to the counterparty and recorded those net payments as a reduction of interest income on loans. The Company recorded interest income of $7.7 million and $3.1 million on this interest rate swap during the years ended December 31, 2020 and 2019, respectively. The effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affected earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. During each of the years ended December 31, 2020 and 2019, the Company recognized no noninterest income related to changes in the fair value of this derivative.

On March 2, 2020, the Company and its swap counterparty mutually agreed to terminate the swap, effective on that date. The Company received a payment of $45.9 million, including accrued but unpaid interest, from its swap counterparty as a result of this termination. This $45.9 million, less the accrued interest portion and net of deferred income taxes, was reflected in the Company’s stockholders’ equity as Accumulated Other Comprehensive Income and a portion of it is being accreted to interest income on loans monthly through the original contractual termination date of October 6, 2025. This has the effect of reducing Accumulated Other Comprehensive Income and increasing Net Interest Income and Retained Earnings over the period. In each quarterly period, commencing with the quarter ended June 30, 2020, until the original contract termination date, the Company expects to record loan interest income related to this swap transaction of approximately $2.0 million, based on the termination value of the swap.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Financial Condition:

	Location in	Fair Value
	Consolidated Statements	December 31,	December 31,
	of Financial Condition	2020	2019

		(In Thousands)

Derivatives designated as hedging instruments
Interest rate swap	Prepaid expenses and other assets	$—	$30,056

Total derivatives designated as hedging instruments		$—	$30,056

Derivatives not designated as hedging instruments

Derivative Assets
Interest rate products	Prepaid expenses and other assets	$5,062	$1,420

Total derivatives not designated as hedging instruments		$5,062	$1,420

Derivative Liabilities
Interest rate products	Accrued expenses and other liabilities	$5,454	$1,547

Total derivatives not designated as hedging instruments		$5,454	$1,547

The following table presents the effect of cash flow hedge accounting on the statements of comprehensive income:

	Amount of Gain
	Recognized in AOCI
	Year Ended December 31
Cash Flow Hedges	2020	2019	2018

	(In Thousands)

Interest rate swap, net of income taxes	$6,691	$13,857	$9,345

The following table presents the effect of cash flow hedge accounting on the statements of operations:

	Year Ended December 31
Cash Flow Hedges	2020		2019		2018
	Interest	Interest	Interest	Interest	Interest	Interest
	Income	Expense	Income	Expense	Income	Expense

	(In Thousands)

Interest rate swap, net of income taxes	$7,676	$—	$3,082	$—	$673	$—

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

At December 31, 2020, the termination value of derivatives with our derivative dealer counterparties (related to loan level swaps with commercial lending customers) in a net liability position, which included accrued interest but excluded any adjustment for nonperformance risk, related to these agreements was $391,000. Additionally, the Company’s activity with two of its derivative counterparties met the level at which the minimum collateral posting thresholds take effect (collateral to be given by the Company) and the Company had posted collateral of $5.3 million to the derivative counterparties to satisfy the loan level agreements. If the Company had breached any of these provisions at December 31, 2020 or December 31, 2019, it could have been required to settle its obligations under the agreements at the termination value. At December 31, 2019, the termination value of derivatives with our derivative dealer counterparties (related to loan level swaps with commercial lending customers) in a net liability position, which included accrued interest but excluded any adjustment for nonperformance risk, related to these agreements was $1.1 million. At December 31, 2019, other interest-bearing liabilities consisted of cash collateral held by the Company to satisfy minimum collateral posting thresholds with its derivative dealer counterparties representing the termination value of derivatives, which at such time were in a net asset position. Under the collateral agreements between the parties, either party may choose to provide cash or securities to satisfy its collateral requirements. Effective March 2, 2020, the Company and its swap counterparty mutually agreed to terminate the Company’s interest rate swap, eliminating the cash collateral held.

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

At December 31, 2020 and 2019, the Bank had outstanding commitments to originate loans and fund commercial construction loans aggregating approximately $46.6 million and $92.4 million, respectively. The commitments extend over varying periods of time with the majority being disbursed within a 30- to 180-day period.

Mortgage loans in the process of origination represent amounts that the Bank plans to fund within a normal period of 60 to 90 days, many of which are intended for sale to investors in the secondary market. Total mortgage loans in the process of origination amounted to approximately $85.9 million and $69.3 million at December 31, 2020 and 2019, respectively.

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

The Company had total outstanding standby letters of credit amounting to approximately $16.1 million and $26.3 million at December 31, 2020 and 2019, respectively, with no letters of credit having terms over five years.

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

At December 31, 2020, the Bank had granted unused lines of credit to borrowers aggregating approximately $1.0 billion and $164.5 million for commercial lines and open-end consumer lines, respectively. At December 31, 2019, the Bank had granted unused lines of credit to borrowers aggregating approximately $1.2 billion and $155.8 million for commercial lines and open-end consumer lines, respectively.

Credit Risk

The Bank grants collateralized commercial, real estate and consumer loans primarily to customers in its market areas. Although the Bank has a diversified portfolio, loans (excluding those covered by loss sharing agreements) aggregating approximately $804.1 million and $725.0 million at December 31, 2020 and 2019, respectively, are secured primarily by apartments, condominiums, residential and commercial land developments, industrial revenue bonds and other types of commercial properties in the St. Louis, Missouri, area.

Note 18:      Additional Cash Flow Information

	2020	2019	2018

	(In Thousands)
Noncash Investing and Financing Activities
Real estate acquired in settlement of loans	$1,707	$12,729	$12,044
Sale and financing of foreclosed assets	625	1,340	2,578
Conversion of premises and equipment to foreclosed assets	80	1,135	—
Dividends declared but not paid	4,676	4,849	4,528

Additional Cash Payment Information
Interest paid	42,221	53,922	37,091
Income taxes paid	18,755	5,719	2,569

Note 19:      Employee Benefits

The Company participates in the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra DB Plan), a multiemployer defined benefit pension plan covering all employees who have met minimum service requirements. Effective July 1, 2006, this plan was closed to new participants. Employees already in the plan continue to accrue benefits. The Pentegra DB Plan’s Employer Identification Number is 13-5645888 and the Plan Number is 333. The Company’s policy is to fund pension cost accrued. Employer contributions charged to expense for this plan for the years ended December 31, 2020, 2019 and 2018, were approximately $2.1 million, $1.8 million and $1.3 million, respectively. The Company’s contributions to the Pentegra DB Plan were not more than 5% of the total contributions to the plan. The funded status of the plan as of July 1, 2020 and 2019, was 92.5% and 93.7%, respectively. The funded status was calculated by taking the market value of plan assets, which reflected contributions received through June 30, 2020 and 2019, respectively, divided by the funding target. No collective bargaining agreements are in place that require contributions to the Pentegra DB Plan.

The Company has a defined contribution retirement plan covering substantially all employees. The Company matches 100% of the employee’s contribution on the first 3% of the employee’s compensation and also matches an additional 50% of the employee’s contribution on the next 2% of the employee’s compensation. Employer contributions charged to expense for this plan for the years ended December 31, 2020, 2019 and 2018, were approximately $1.6 million, $1.4 million and $1.4 million, respectively.

Note 20:      Stock Compensation Plans

The Company established the 2003 Stock Option and Incentive Plan (the “2003 Plan”) for employees and directors of the Company and its subsidiaries. Under the plan, stock options or other awards could be granted with respect to 598,224 shares of common stock. On May 15, 2013, the Company’s stockholders approved the Great Southern Bancorp, Inc. 2013 Equity Incentive Plan (the “2013 Plan”). Upon the stockholders’ approval of the 2013 Plan, the Company’s 2003 Plan was frozen. As a result, no new stock options or other awards may be granted under the 2003 Plan; however, existing outstanding awards under the 2003 Plan were not affected. At December 31, 2020, 31,591 options were outstanding under the 2003 Plan.

The Company established the 2013 Stock Option and Incentive Plan (the “2013 Plan”) for employees and directors of the Company and its subsidiaries. Under the plan, stock options or other awards could be granted with respect to 700,000 shares of common stock. On May 9, 2018, the Company’s stockholders approved the Great Southern Bancorp, Inc. 2018 Omnibus Incentive Plan (the “2018 Plan”). Upon the stockholders’ approval of the 2018 Plan, the Company’s 2013 Plan was frozen. As a result, no new stock options or other awards may be granted under the 2013 Plan; however, existing outstanding awards under the 2013 Plan were not affected. At December 31, 2020, 384,866 options were outstanding under the 2013 Plan.

The 2018 Plan provides for the grant from time to time to directors, emeritus directors, officers, employees and advisory directors of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and performance units. The number of shares of Common Stock available for awards under the 2018 Plan is 800,000 (the “2018 Plan Limit”). Shares utilized for awards other than stock options and stock appreciation rights will be counted against the 2018 Plan Limit on a 2.5-to-1 basis. At December 31, 2020, 554,650 options were outstanding under the 2018 Plan.

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

Stock awards may be granted to key officers and employees upon terms and conditions determined solely at the discretion of the Stock Option Committee.

The table below summarizes transactions under the Company’s stock compensation plans, all of which related to stock options granted under such plans:

		Shares	Weighted
	Available	Under	Average
	to Grant	Option	Exercise Price

Balance, January 1, 2018	77,512	682,799	$38.860
Granted from 2013 Plan	(1,000)	1,000	52.500
Exercised	—	(81,940)	27.597
Forfeited from 2013 Plan	13,773	(13,773)	45.692
Termination of 2013 Plan	(90,285)	—
	—	588,086
Available to grant from 2018 Plan	800,000	—
Granted from 2018 Plan	(185,750)	185,750	55.297
Forfeited from current plan(s)	600	(600)	55.000

Balance, December 31, 2018	614,850	773,236	43.886
Granted from 2018 Plan	(186,400)	186,400	60.086
Exercised	—	(125,894)	33.031
Forfeited from terminated plan(s)	—	(17,424)	44.163
Forfeited from current plan(s)	8,450	(8,450)	55.000

Balance, December 31, 2019	436,900	807,868	49.139
Granted from 2018 Plan	(196,350)	196,350	41.740
Exercised	—	(21,436)	33.805
Forfeited from terminated plan(s)	—	(6,875)	38.849
Forfeited from current plan(s)	4,800	(4,800)	57.513

Balance, December 31, 2020	245,350	971,107	$48.079

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

The fair value of each option award is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions for the years ended December 31, 2020, 2019 and 2018:

	2020	2019	2018

Expected dividends per share	$1.36	$1.36	$1.27
Risk-free interest rate	0.35%	1.59%	2.86%
Expected life of options	5 years	5 years	5 years
Expected volatility	29.32%	25.15%	17.61%
Weighted average fair value of options granted during year	$7.30	$11.20	$8.30

Expected volatilities are based on the historical volatility of the Company’s stock, based on the monthly closing stock price. The expected life of options granted is based on actual historical exercise behavior of all employees and directors and approximates the graded vesting period of the options. Expected dividends are based on the annualized dividends declared at the time of the option grant. The risk-free interest rate is based on the five-year treasury rate on the grant date of the options.

The following table presents the activity related to options under all plans for the year ended December 31, 2020:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Options	Price	Term

Options outstanding, January 1, 2020	807,868	49.139	7.54 years
Granted	196,350	41.740
Exercised	(21,436)	30.805
Forfeited	(11,675)	46.523
Options outstanding, December 31, 2020	971,107	48.079	7.23 years

Options exercisable, December 31, 2020	363,695	42.583	4.95 years

For the years ended December 31, 2020, 2019 and 2018, options granted were 196,350, 186,400, and 186,750, respectively. The total intrinsic value (amount by which the fair value of the underlying stock exceeds the exercise price of an option on exercise date) of options exercised during the years ended December 31, 2020, 2019 and 2018, was $371,000, $3.1 million and $2.2 million, respectively. Cash received from the exercise of options for the years ended December 31, 2020, 2019 and 2018, was $661,000, $4.2 million and $2.2 million, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $257,000, $2.7 million and $1.6 million for the years ended December 31, 2020, 2019 and 2018, respectively. The total intrinsic value of options outstanding at December 31, 2020, 2019 and 2018, was $4.5 million, $11.5 million and $4.7 million, respectively. The total intrinsic value of options exercisable at December 31, 2020, 2019 and 2018, was $2.9 million, $6.6 million and $3.9 million, respectively.

The following table presents the activity related to nonvested options under all plans for the year ended December 31, 2020.

		Weighted	Weighted
		Average	Average
		Exercise	Grant Date
	Options	Price	Fair Value

Nonvested options, January 1, 2020	552,377	54.610	9.509
Granted	196,350	41.740	7.296
Vested this period	(134,140)	50.441	8.662
Nonvested options forfeited	(7,175)	54.655	9.501

Nonvested options, December 31, 2020	607,412	51.370	8.981

At December 31, 2020, there was $4.6 million of total unrecognized compensation cost related to nonvested options granted under the Company’s plans. This compensation cost is expected to be recognized through 2025, with the majority of this expense recognized in 2021 and 2022.

The following table further summarizes information about stock options outstanding at December 31, 2020:

	Options Outstanding
		Weighted		Options Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Term	Price	Exercisable	Price

$16.810 to 29.640	64,043	2.16 years	$25.598	64,043	$25.598
$32.590 to 38.610	62,056	3.62 years	33.001	61,181	32.921
$41.300 to 47.800	282,357	8.56 years	41.613	59,816	41.335
$50.710 to 52.500	204,251	6.11 years	51.656	133,496	51.415
$55.000 to 60.150	358,400	8.35 years	57.762	45,159	55.306

	971,107	7.23 years	48.079	363,695	42.583

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

Note 22:      Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income (AOCI), included in stockholders’ equity, are as follows:

	2020	2019
	(In Thousands)

Net unrealized gain on available-for-sale securities	$30,126	$11,715

Net unrealized gain on derivatives used for cash flow hedges	38,724	30,056
	68,850	41,771

Tax effect	(15,699)	(9,525)

Net-of-tax amount	$53,151	$32,246

Amounts reclassified from AOCI and the affected line items in the statements of income during the years ended December 31, 2020, 2019 and 2018, were as follows:

	Amounts Reclassified
	from AOCI			Affected Line Item in the
	2020	2019	2018	Statements of Income
	(In Thousands)

Unrealized gains/(losses) on available- for-sale securities	$78	$(62)	$2	Net realized gains on available-for-sale securities (total reclassified amount before tax)

Change in fair value of cash flow hedge	6,764	—	—	Amortization of realized gain on termination of cash flow hedge (total reclassification amount before tax)

Income taxes	(1,559)	14	—	Tax (expense) benefit

Total reclassifications out of AOCI	$5,283	$48	$2

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

Quantitative measures established by regulatory reporting standards to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below as of December 31, 2020) of Total and Tier I Capital (as defined) to risk-weighted assets (as defined), of Tier I Capital (as defined) to adjusted tangible assets (as defined) and of Common Equity Tier 1 Capital (as defined) to risk-weighted assets (as defined). Management believes, as of December 31, 2020, that the Bank met all capital adequacy requirements to which it was then subject.

As of December 31, 2020, the most recent notification from the Bank’s regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized as of December 31, 2020, the Bank must have maintained minimum Total capital, Tier I capital, Tier 1 Leverage capital and Common Equity Tier 1 capital ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Company and the Bank are subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 2020 and 2019, the Company and the Bank exceeded their minimum capital requirements then in effect. The entities may not pay dividends which would reduce capital below the minimum requirements shown above. In addition to the minimum capital ratios, the capital rules include a capital conservation buffer, under which a banking organization must have Common Equity Tier 1 capital more than 2.5% above each of its minimum risk-based capital ratios in order to avoid restrictions on paying dividends, repurchasing shares, and paying certain discretionary bonuses. The net unrealized gain or loss on available-for-sale securities is not included in computing regulatory capital.

The Company’s and the Bank’s actual capital amounts and ratios are presented in the following table. No amount was deducted from capital for interest-rate risk.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars In Thousands)
As of December 31, 2020
Total capital
Great Southern Bancorp, Inc.	$800,388	17.2%	$373,132	8.0%	N/A	N/A
Great Southern Bank	$694,047	14.9%	$373,058	8.0%	$466,322	10.0%

Tier I capital
Great Southern Bancorp, Inc.	$594,645	12.7%	$279,849	6.0%	N/A	N/A
Great Southern Bank	$638,304	13.7%	$279,793	6.0%	$373,058	8.0%

Tier I leverage capital
Great Southern Bancorp, Inc.	$594,645	10.9%	$217,223	4.0%	N/A	N/A
Great Southern Bank	$638,304	11.8%	$217,170	4.0%	$271,463	5.0%

Common equity Tier I capital
Great Southern Bancorp, Inc.	$569,645	12.2%	$209,887	4.5%	N/A	N/A
Great Southern Bank	$638,304	13.7%	$209,845	4.5%	$303,109	6.5%

As of December 31, 2019
Total capital
Great Southern Bancorp, Inc.	$698,085	15.0%	$372,387	8.0%	N/A	N/A
Great Southern Bank	$650,280	14.0%	$372,316	8.0%	$465,395	10.0%

Tier I capital
Great Southern Bancorp, Inc.	$582,791	12.5%	$279,290	6.0%	N/A	N/A
Great Southern Bank	$609,986	13.1%	$279,237	6.0%	$372,316	8.0%

Tier I leverage capital
Great Southern Bancorp, Inc.	$582,791	11.8%	$198,320	4.0%	N/A	N/A
Great Southern Bank	$609,986	12.3%	$198,010	4.0%	$247,512	5.0%

Common equity Tier I capital
Great Southern Bancorp, Inc.	$557,791	12.0%	$209,468	4.5%	N/A	N/A
Great Southern Bank	$609,986	13.1%	$209,428	4.5%	$302,507	6.5%

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

Note 25:      Summary of Unaudited Quarterly Operating Results

Following is a summary of unaudited quarterly operating results for the years 2020, 2019 and 2018:

		2020
	Three Months Ended
	March 31	June 30	September 30	December 31
	(In Thousands, Except Per Share Data)

Interest income	$57,474	$54,011	$53,599	$52,619
Interest expense	12,536	10,556	9,431	8,042
Provision for loan losses	3,871	6,000	4,500	1,500
Net realized gains on available-for-sale securities	—	78	—	—
Noninterest income	7,367	8,261	9,466	9,956
Noninterest expense	30,815	29,349	31,988	31,073
Provision for income taxes	2,751	3,164	3,692	4,172
Net income available to common shareholders	14,868	13,203	13,454	17,788
Earnings per common share – diluted	1.04	0.93	0.96	1.28

		2019
	Three Months Ended
	March 31	June 30	September 30	December 31
	(In Thousands, Except Per Share Data)

Interest income	$57,358	$58,723	$60,187	$58,726
Interest expense	12,753	13,802	14,263	13,784
Provision for loan losses	1,950	1,600	1,950	650
Net realized gains (losses) on available-for-sale securities	10	—	—	(72)
Noninterest income	7,450	7,157	8,655	7,695
Noninterest expense	28,495	28,383	28,725	29,535
Provision for income taxes	3,998	3,720	4,172	4,559
Net income available to common shareholders	17,612	18,375	19,732	17,893
Earnings per common share – diluted	1.23	1.28	1.38	1.24

		2018
	Three Months Ended
	March 31	June 30	September 30	December 31
	(In Thousands, Except Per Share Data)

Interest income	$46,882	$49,943	$52,982	$56,142
Interest expense	7,444	8,731	9,997	11,585
Provision for loan losses	1,950	1,950	1,300	1,950
Net realized gains on available-for-sale securities	—	—	2	—
Noninterest income	6,935	7,459	14,604	7,220
Noninterest expense	28,312	29,915	28,309	28,774
Provision for income taxes	2,645	2,967	5,464	3,765
Net income available to common shareholders	13,466	13,839	22,516	17,288
Earnings per common share – diluted	0.95	0.97	1.57	1.21

Note 26:      Condensed Parent Company Statements

The condensed statements of financial condition at December 31, 2020 and 2019, and statements of income, comprehensive income and cash flows for the years ended December 31, 2020, 2019 and 2018, for the parent company, Great Southern Bancorp, Inc., were as follows:

	December 31,
	2020	2019

	(In Thousands)
Statements of Financial Condition

Assets
Cash	$111,250	$58,726
Investment in subsidiary bank	698,398	650,329
Deferred and accrued income taxes	157	111
Prepaid expenses and other assets	883	868

	$810,688	$710,034

Liabilities and Stockholders’ Equity
Accounts payable and accrued expenses	$6,776	$6,918
Subordinated debentures issued to capital trust	25,774	25,774
Subordinated notes	148,397	74,276
Common stock	138	143
Additional paid-in capital	35,004	33,510
Retained earnings	541,448	537,167
Accumulated other comprehensive income	53,151	32,246

	$810,688	$710,034

	2020	2019	2018

	(In Thousands)

Statements of Income

Income
Dividends from subsidiary bank	$40,000	$32,000	$34,000
Other income	5	—	—
Loss on other investments	—	(23)	—

	40,005	31,977	34,000

Expense
Operating expenses	2,197	2,044	1,793
Interest expense	7,459	5,397	5,050

	9,656	7,441	6,843

Income before income tax and equity in undistributed earnings of subsidiaries	30,349	24,536	27,157
Credit for income taxes	(1,800)	(1,381)	(1,204)

Income before equity in earnings of subsidiaries	32,149	25,917	28,361

Equity in undistributed earnings of subsidiaries	27,164	47,695	38,748

Net income	$59,313	$73,612	$67,109

	2020	2019	2018

	(In Thousands)

Statements of Cash Flows

Operating Activities
Net income	$59,313	$73,612	$67,109
Items not requiring (providing) cash
Equity in undistributed earnings of subsidiary	(27,164)	(47,695)	(38,748)
Compensation expense for stock option grants	1,153	922	737
Amortization of interest rate derivative and deferred costs on subordinated notes	608	434	154
Loss on other investments	—	23	—
Changes in
Prepaid expenses and other assets	(15)	(3)	13
Accounts payable and accrued expenses	31	226	182
Income taxes	(46)	300	(278)
Net cash provided by operating activities	33,880	27,819	29,169

Investing Activities
Return of principal - other investments	—	2	—
Net cash provided by investing activities	—	2	—

Financing Activities
Purchases of the Company’s common stock	(22,104)	(849)	(903)
Proceeds from issuance of subordinated notes	73,513	—	—
Dividends paid	(33,426)	(29,052)	(15,819)
Stock options exercised	661	4,158	2,224
Net cash used in financing activities	18,644	(25,743)	(14,498)

Increase in Cash	52,524	2,078	14,671

Cash, Beginning of Year	58,726	56,648	41,977

Cash, End of Year	$111,250	$58,726	$56,648

Additional Cash Payment Information
Interest paid	$7,349	$5,424	$5,001

	2020	2019	2018

	(In Thousands)

Statements of Comprehensive Income

Net Income	$59,313	$73,612	$67,109

Comprehensive income of subsidiaries	20,905	22,619	8,114

Comprehensive Income	$80,218	$96,231	$75,223

Note 27:      Sale of Branches and Related Deposits

On July 20, 2018, the Company closed on the sale of four banking centers and related deposits in the Omaha, Neb., metropolitan market to Lincoln, Neb.-based West Gate Bank. Pursuant to the purchase and assumption agreement, the Bank sold branch deposits of approximately $56 million and substantially all branch-related real estate, fixed assets and ATMs. The Company recorded a pre-tax gain (excluding transaction expenses of $165,000) of $7.4 million on the sale based on the contractual deposit premium and the sales price of the branch assets.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.CONTROLS AND PROCEDURES.

We maintain a system of disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) that is designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate. An evaluation of our disclosure controls and procedures was carried out as of December 31, 2020, under the supervision and with the participation of our principal executive officer, principal financial officer and several other members of our senior management. Our principal executive officer and principal financial officer concluded that, as of December 31, 2020, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the principal executive officer and principal financial officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The annual report of management on the effectiveness of internal control over financial reporting and the attestation report thereon issued by our independent registered public accounting firm are set forth below under "Management’s Report on Internal Control Over Financial Reporting" and "Report of the Independent Registered Public Accounting Firm."

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL

OVER FINANCIAL REPORTING

The management of Great Southern Bancorp, Inc. (the "Company") is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on that assessment, management concluded that, as of December 31, 2020, the Company’s internal control over financial reporting was effective.

The Company’s internal control over financial reporting as of December 31, 2020, has been audited by BKD, LLP, an independent registered public accounting firm. Their attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 is set forth below.

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

Great Southern Bancorp, Inc.

Springfield, Missouri

Opinion on the Internal Control over Financial Reporting

We have audited Great Southern Bancorp, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company and our report dated March 5, 2021, expressed an unqualified opinion thereon.

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

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

/s/BKD, LLP

Springfield, Missouri

March 5, 2021

ITEM 9B.OTHER INFORMATION.

None.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers. The information concerning our directors and executive officers and corporate governance matters required by this item is incorporated herein by reference from our definitive proxy statement for our 2021 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

Delinquent Section 16(a) Reports. Any information concerning compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 by our directors, officers and ten percent stockholders required by this item is incorporated herein by reference from our definitive proxy statement for our 2021 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

Code of Ethics. We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions, and to all of our other employees and our directors. A copy of our code of ethics was filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 11.EXECUTIVE COMPENSATION.

The information concerning compensation and other matters required by this item is incorporated herein by reference from our definitive proxy statement for our 2021 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information concerning security ownership of certain beneficial owners and management required by this item is incorporated herein by reference from our definitive proxy statement for our 2021 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

The following table sets forth information as of December 31, 2020 with respect to compensation plans under which shares of our common stock may be issued:

Equity Compensation Plan Information
Number of Shares
	to be issued upon	Weighted Average	Number of Shares
	Exercise of	Exercise Price of	Remaining Available for Future Issuance
	Outstanding	Outstanding	Under Equity Compensation
	Options, Warrants	Options, Warrants	Plans (Excluding Shares
Plan Category	and Rights	and Rights	Reflected in the First Column)
Equity compensation plans approved by stockholders	971,107	$48.079	245,350	(1)
Equity compensation plans not approved by stockholders	N/A	N/A	N/A
Total	971,107	$48.079	245,350
(1)	Represents shares available for future awards under the Company’s 2018 Omnibus Incentive Plan. Awards in the form of restricted stock, restricted stock units, performance shares and performance units will reduce the number of shares available under the Company’s 2018 Omnibus Incentive Plan on a 2.5-to-1 basis.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information concerning certain relationships and related transactions and director independence required by this item is incorporated herein by reference from our definitive proxy statement for our 2021 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information concerning principal accounting fees and services required by this item is incorporated herein by reference from our definitive proxy statement for our 2021 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the end of our fiscal year.

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

(2)	Plan of acquisition, reorganization, arrangement, liquidation, or succession

(i)

The Purchase and Assumption Agreement, dated as of March 20, 2009, among Federal Deposit Insurance Corporation, Receiver of TeamBank, N.A., Paola, Kansas, Federal Deposit Insurance Corporation and Great Southern Bank, previously filed with the Commission (File no. 000-18082) as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on March 26, 2009 is incorporated herein by reference as Exhibit 2(i).

(ii)

The Purchase and Assumption Agreement, dated as of September 4, 2009, among Federal Deposit Insurance Corporation, Receiver of Vantus Bank, Sioux City, Iowa, Federal Deposit Insurance Corporation and Great Southern Bank, previously filed with the Commission (File no. 000-18082) as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on September 11, 2009 is incorporated herein by reference as Exhibit 2(ii).

(iii)

The Purchase and Assumption Agreement, dated as of October 7, 2011, among Federal Deposit Insurance Corporation, Receiver of Sun Security Bank, Ellington, Missouri, Federal Deposit Insurance Corporation and Great Southern Bank, previously filed with the Commission (File no. 000-18082) as Exhibit 2.1(iii) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 is incorporated herein by reference as Exhibit 2(iii).

(iv)

The Purchase and Assumption Agreement, dated as of April 27, 2012, among Federal Deposit Insurance Corporation, Receiver of Inter Savings Bank, FSB, Maple Grove, Minnesota, Federal Deposit Insurance Corporation and Great Southern Bank, previously filed with the Commission (File no. 000-18082) as Exhibit 2.1(iv) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 is incorporated herein by reference as Exhibit 2(iv).

(v)

The Purchase and Assumption Agreement All Deposits, dated as of June 20, 2014, among Federal Deposit Insurance Corporation, Receiver of Valley Bank, Moline, Illinois, Federal Deposit Insurance Corporation and Great Southern Bank, previously filed with the Commission (File no. 000-18082) as Exhibit 2.1(iv) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 is incorporated herein by reference as Exhibit 2(v)

(3)	Articles of incorporation and Bylaws

(i)

The Registrant’s Charter previously filed with the Commission as Appendix D to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on March 31, 2004 (File No. 000-18082), is incorporated herein by reference as Exhibit 3.1.

(iA)

The Articles Supplementary to the Registrant’s Charter setting forth the terms of the Registrant’s Senior Non-Cumulative Perpetual Preferred Stock, Series A, previously filed with the Commission as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 18, 2011, are incorporated herein by reference as Exhibit 3(i).

(ii)

The Registrant’s Bylaws, previously filed with the Commission (File no. 000-18082) as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on October 19, 2007, are incorporated herein by reference as Exhibit 3.2.

(4)	Instruments defining the rights of security holders, including indentures

The description of the Registrant's securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, previously filed with the Commission (File no. 000-18082) as Exhibit 4 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2020, is incorporated herein by reference.

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

The Registrant hereby agrees to furnish the SEC upon request, copies of the instruments defining the rights of the holders of each other issue of the Registrant's long-term debt.

(9)	Voting trust agreement

Inapplicable.

(10)	Material contracts

The Registrant’s 2003 Stock Option and Incentive Plan previously filed with the Commission (File No. 000-18082) as Annex A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 14, 2003, is incorporated herein by reference as Exhibit 10.2.*

The Amended and Restated Employment Agreement, dated November 4, 2019, between the Registrant and William V. Turner previously filed with the Commission (File no. 000-18082) as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019, is incorporated herein by reference as Exhibit 10.3.*

The Amended and Restated Employment Agreement, dated November 4, 2019, between the Registrant and Joseph W. Turner previously filed with the Commission (File no. 000-18082) as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period fiscal year ended September 30, 2019, is incorporated herein by reference as Exhibit 10.4.*

Amendment No. 1, dated as of March 5, 2020, to the Amended and Restated Employment Agreement with Joseph W. Turner previously filed with the Commission (File no. 000-18082) as Exhibit 10.4A to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2019 is incorporated herein by reference as Exhibit 10.4A.*

The form of incentive stock option agreement under the Registrant’s 2003 Stock Option and Incentive Plan previously filed with the Commission as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File no. 000-18082) filed on February 24, 2005 is incorporated herein by reference as Exhibit 10.5.*

The form of non-qualified stock option agreement under the Registrant’s 2003 Stock Option and Incentive Plan previously filed with the Commission as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File no. 000-18082) filed on February 24, 2005 is incorporated herein by reference as Exhibit 10.6.*

A description of the current salary and bonus arrangements for the Registrant’s executive officers for 2020 is attached as Exhibit 10.7.*

A description of the current fee arrangements for the Registrant’s directors is attached as Exhibit 10.8.*

Small Business Lending Fund – Securities Purchase Agreement, dated August 18, 2011, between the Registrant and the Secretary of the United States Department of the Treasury, previously filed with the Commission as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 18, 2011, is incorporated herein by reference as Exhibit 10.9.

The Registrant’s 2013 Equity Incentive Plan previously filed with the Commission (File No. 000-18082) as Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 4, 2013, is incorporated herein by reference as Exhibit 10.10.*

The form of incentive stock option award agreement under the Registrant’s 2013 Equity Incentive Plan previously filed with the Commission as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-8 (No. 333-189497) filed on June 20, 2013 is incorporated herein by reference as Exhibit 10.11.*

The form of non-qualified stock option award agreement under the Registrant’s 2013 Equity Incentive Plan previously filed with the Commission as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-8 (No. 333-189497) filed on June 20, 2013 is incorporated herein by reference as Exhibit 10.12.*

The Registrant’s 2018 Omnibus Incentive Plan previously filed with the Commission (File No. 000-18082) as Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on March 27, 2018, is incorporated herein by reference as Exhibit 10.15.*

The form of incentive stock option award agreement under the Registrant’s 2018 Omnibus Incentive Plan previously filed with the Commission as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-8 (File no. 333-225665) filed on June 15, 2018 is incorporated herein by reference as Exhibit 10.16.*

The form of non-qualified stock option award agreement under the Registrant’s 2018 Omnibus Incentive Plan previously filed with the Commission as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-8 (File no. 333-225665) filed on June 15, 2018 is incorporated herein by reference as Exhibit 10.17.*

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

The consent of BKD, LLP to the incorporation by reference into the Registration Statements on Form S-3 (File no. 333-237548) and Form S-8 (File nos. 333-106190, 333-189497 and 333-225665) previously filed with the Commission of their reports included in this Form 10-K, is attached hereto as Exhibit 23.

(24)	Power of attorney

Included as part of signature page.

(31.1)	Rule 13a-14(a) Certification of Chief Executive Officer

Attached as Exhibit 31.1

(31.2)	Rule 13a-14(a) Certification of Treasurer

Attached as Exhibit 31.2

(32)	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

Attached as Exhibit 32.

(101)

Attached as Exhibit 101 are the following financial statements from the Great Southern Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated statements of financial condition, (ii) consolidated statements of income, (iii) consolidated statements of cash flows and (iv) the notes to consolidated financial statements.

(104)	Cover Page Interactive Data File formatted in Inline XBRL (contained in Exhibit 101).

* Management contract or compensatory plan or arrangement.

ITEM 16.FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT SOUTHERN BANCORP, INC.

Date: March 5, 2021	By:	/s/ Joseph W. Turner
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

Signature	Capacity in Which Signed	Date

/s/ Joseph W. Turner	President, Chief Executive Officer and Director	March 5, 2021
Joseph W. Turner	(Principal Executive Officer)

/s/ William V. Turner	Chairman of the Board	March 5, 2021
William V. Turner

/s/ Rex A. Copeland	Treasurer (Principal Financial Officer and	March 5, 2021
Rex A. Copeland	Principal Accounting Officer)

/s/ Kevin R. Ausburn	Director	March 5, 2021
Kevin R. Ausburn

/s/ Julie T. Brown	Director	March 5, 2021
Julie T. Brown

/s/ Thomas J. Carlson	Director	March 5, 2021
Thomas J. Carlson

/s/ Larry D. Frazier	Director	March 5, 2021
Larry D. Frazier

/s/ Debra M. Hart	Director	March 5, 2021
Debra M. Hart

/s/ Douglas M. Pitt	Director	March 5, 2021
Douglas M. Pitt

/s/ Earl A. Steinert, Jr.	Director	March 5, 2021
Earl A. Steinert, Jr.