Form 10-Q
period 2021-03-31
GREAT SOUTHERN BANCORP, INC.
filed 2021-05-06
CIK 854560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the Quarterly Period Ended March 31, 2021

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
(Registrant’s telephone number, including area code)

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

Yes ⌧     No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data file required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧   No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ⌧
Non-accelerated filer ◻	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ⌧

The number of shares outstanding of each of the registrant’s classes of common stock: 13,715,271 shares of common stock, par value $.01 per share, outstanding at May 3, 2021.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except number of shares)

	MARCH 31,	DECEMBER 31,
	2021	2020

	(Unaudited)

ASSETS
Cash	$95,102	$92,403
Interest-bearing deposits in other financial institutions	517,454	471,326
Cash and cash equivalents	612,556	563,729
Available-for-sale securities	457,668	414,933
Mortgage loans held for sale	30,492	17,780
Loans receivable, net of allowance for credit losses of $67,702 – March 2021; net of allowance for loan losses of $55,743 - December 2020	4,285,737	4,296,804
Interest receivable	13,027	12,793
Prepaid expenses and other assets	43,009	58,889
Other real estate owned and repossessions, net	1,851	1,877
Premises and equipment, net	137,684	139,170
Goodwill and other intangible assets	6,655	6,944
Federal Home Loan Bank stock and other interest-earning assets	6,655	9,806
Current and deferred income taxes	8,436	3,695
Total Assets	$5,603,770	$5,526,420

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$4,626,936	$4,516,903
Securities sold under reverse repurchase agreements with customers	140,666	164,174
Short-term borrowings and other interest-bearing liabilities	2,636	1,518
Subordinated debentures issued to capital trust	25,774	25,774
Subordinated notes	148,580	148,397
Accrued interest payable	2,444	2,594
Advances from borrowers for taxes and insurance	7,909	7,536
Accrued expenses and other liabilities	29,351	29,783
Liability for unfunded commitments	8,017	—
Total Liabilities	4,992,313	4,896,679

Stockholders' Equity:
Capital stock
Serial preferred stock - $.01 par value; authorized 1,000,000 shares; issued and outstanding March 2021 and December 2020 - - 0- shares	—	—
Common stock, $.01 par value; authorized 20,000,000 shares; issued and outstanding March 2021 –13,693,644 shares; December 2020 – 13,752,605 shares	137	138
Additional paid-in capital	35,661	35,004
Retained earnings	537,969	541,448
Accumulated other comprehensive income	37,690	53,151
Total Stockholders' Equity	611,457	629,741
Total Liabilities and Stockholders' Equity	$5,603,770	$5,526,420

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	THREE MONTHS ENDED
	MARCH 31,
	2021	2020

	(Unaudited)
INTEREST INCOME
Loans	$47,709	$54,130
Investment securities and other	2,924	3,344
TOTAL INTEREST INCOME	50,633	57,474

INTEREST EXPENSE
Deposits	4,222	10,577
Short-term borrowings and repurchase agreements	9	649
Subordinated debentures issued to capital trust	113	216
Subordinated notes	2,200	1,094
TOTAL INTEREST EXPENSE	6,544	12,536

NET INTEREST INCOME	44,089	44,938
PROVISION FOR CREDIT LOSSES ON LOANS	300	3,871
PROVISION (CREDIT) FOR UNFUNDED COMMITMENTS	(674)	—
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES AND PROVISION (CREDIT) FOR UNFUNDED COMMITMENTS	44,463	41,067

NON-INTEREST INCOME
Commissions	282	266
Service charges, debit card and ATM fees	4,802	4,758
Net gains on loan sales	2,688	590
Late charges and fees on loans	301	355
Gain (loss) on derivative interest rate products	474	(407)
Other income	1,189	1,805
TOTAL NON-INTEREST INCOME	9,736	7,367

NON-INTEREST EXPENSE
Salaries and employee benefits	17,120	18,169
Net occupancy and equipment expense	7,062	6,766
Postage	878	769
Insurance	760	382
Advertising	585	620
Office supplies and printing	277	235
Telephone	881	912
Legal, audit and other professional fees	647	598
Expense on other real estate and repossessions	268	479
Partnership tax credit investment amortization	25	—
Acquired deposit intangible asset amortization	289	289
Other operating expenses	1,529	1,596
TOTAL NON-INTEREST EXPENSE	30,321	30,815

INCOME BEFORE INCOME TAXES	23,878	17,619
PROVISION FOR INCOME TAXES	5,010	2,751
NET INCOME AND NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$18,868	$14,868
Basic Earnings Per Common Share	$1.38	$1.05
Diluted Earnings Per Common Share	$1.36	$1.04
Dividends Declared Per Common Share	$0.34	$1.34

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share data)

	THREE MONTHS ENDED MARCH 31,
	2021	2020

	(Unaudited)
Net Income	$18,868	$14,868

Unrealized appreciation (depreciation) on available-for-sale securities, net of taxes (credit) of $(4,109) and $3,411, for 2021 and 2020, respectively	(13,915)	11,549

Change in fair value of cash flow hedge, net of taxes of $0 and $3,519, for 2021 and 2020, respectively	—	11,914

Amortization of realized gain on termination of cash flow hedge, net of taxes (credit) of $(457) and $(147), for 2021 and 2020, respectively	(1,546)	(498)

Comprehensive Income	$3,407	$37,833

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share data)

	THREE MONTHS ENDED MARCH 31, 2020
				Accumulated
				Other
	Common	Additional	Retained	Comprehensive	Treasury
	Stock	Paid-in Capital	Earnings	Income (Loss)	Stock	Total

	(Unaudited)
Balance, January 1, 2020	$143	$33,510	$537,167	$32,246	$—	$603,066
Net income	—	—	14,868	—	—	14,868
Stock issued under Stock Option Plan	—	448	—	—	87	535
Common dividends declared, $1.34 per share	—	—	(19,054)	—	—	(19,054)
Other comprehensive gain	—	—	—	22,965	—	22,965
Purchase of the Company’s common stock	—	—	—	—	(8,148)	(8,148)
Reclassification of treasury stock per Maryland law	(2)	—	(8,059)	—	8,061	—
Balance, March 31, 2020	$141	$33,958	$524,922	$55,211	$—	$614,232

	THREE MONTHS ENDED MARCH 31, 2021
				Accumulated
				Other
	Common	Additional	Retained	Comprehensive	Treasury
	Stock	Paid-in Capital	Earnings	Income (Loss)	Stock	Total

	(Unaudited)
Balance, January 1, 2021	$138	$35,004	$541,448	$53,151	$—	$629,741
Net income	—	—	18,868	—	—	18,868
Impact of ASU 2016-13 adoption	—	—	(14,175)	—	—	(14,175)
Stock issued under Stock Option Plan	—	657	—	—	263	920
Common dividends declared, $0.34 per share	—	—	(4,656)	—	—	(4,656)
Other comprehensive loss	—	—	—	(15,461)	—	(15,461)
Purchase of the Company’s common stock	—	—	—	—	(3,780)	(3,780)
Reclassification of treasury stock per Maryland law	(1)	—	(3,516)	—	3,517	—
Balance, March 31, 2021	$137	$35,661	$537,969	$37,690	$—	$611,457

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	THREE MONTHS ENDED MARCH 31,
	2021	2020

	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$18,868	$14,868
Proceeds from sales of loans held for sale	85,380	33,914
Originations of loans held for sale	(94,811)	(38,745)
Items not requiring (providing) cash:
Depreciation	2,411	2,484
Amortization	510	412
Compensation expense for stock option grants	298	292
Provision for credit losses on loans	300	3,871
Provision (credit) for unfunded commitments	(674)	—
Net gains on loan sales	(2,688)	(590)
Net (gains) losses on sale of premises and equipment	6	(28)
Net losses on sale/write-down of other real estate owned and repossessions	36	67
Accretion of deferred income, premiums, discounts and other	(2,354)	(1,953)
Loss (gain) on derivative interest rate products	(474)	407
Deferred income taxes	970	(11,049)
Changes in:
Interest receivable	(234)	(282)
Prepaid expenses and other assets	13,662	1,125
Accrued expenses and other liabilities	312	564
Income taxes refundable/payable	3,014	12,332
Net cash provided by operating activities	24,532	17,689

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans	14,623	(45,415)
Purchase of loans	(12,078)	(587)
Purchase of premises and equipment	(1,164)	(2,569)
Proceeds from sale of premises and equipment	10	100
Proceeds from sale of other real estate owned and repossessions	439	1,328
Capitalized costs on other real estate owned	—	(126)
Proceeds from termination of interest rate derivative	—	45,864
Proceeds from maturities and calls of available-for-sale securities	5,250	7,850
Principal reductions on mortgage-backed securities	14,786	5,908
Purchase of available-for-sale securities	(80,904)	(20,263)
Redemption of Federal Home Loan Bank stock and change in other interest-earning assets	3,151	3,577
Net cash used in investing activities	(55,887)	(4,333)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in certificates of deposit	(139,165)	156,626
Net increase in checking and savings deposits	249,198	62,193
Net decrease in short-term borrowings	(22,390)	(186,528)
Advances from borrowers for taxes and insurance	373	1,711
Dividends paid	(4,676)	(19,114)
Purchase of the Company’s common stock	(3,780)	(8,148)
Stock options exercised	622	243
Net cash provided by financing activities	80,182	6,983

INCREASES IN CASH AND CASH EQUIVALENTS	48,827	20,339
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	563,729	220,155
CASH AND CASH EQUIVALENTS, END OF PERIOD	$612,556	$240,494

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Great Southern Bancorp, Inc. (the “Company” or “Great Southern”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The financial statements presented herein reflect all adjustments which are, in the opinion of management, necessary to fairly present the financial condition, results of operations, changes in stockholders’ equity and cash flows of the Company as of the dates and for the periods presented. Those adjustments consist only of normal recurring adjustments. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the full year. The consolidated statement of financial condition of the Company as of December 31, 2020, has been derived from the audited consolidated statement of financial condition of the Company as of that date. Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on net income.

Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission (the “SEC”).

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

NOTE 3: RECENT ACCOUNTING PRONOUNCEMENTS

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments – Credit Losses (Topic 326). The Update amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The Update affects entities holding financial assets and net investments in leases that are not accounted for at fair value through net income. The Update affects loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The Update was set to be effective for the Company on January 1, 2020. During March 2020, pursuant to the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and guidance from the SEC and FASB, we elected to delay adoption of the new accounting standard under the Update that is referred to as the current expected credit loss (“CECL”) methodology. In December 2020, additional legislation was enacted that amended certain provisions of the CARES Act. One of the provisions that was affected by this new legislation allowed for the election to further delay the adoption of the CECL accounting standard to January 1, 2022. An adoption date of January 1, 2021, was also an acceptable option and we elected January 1, 2021 as our adoption date for the CECL standard. As a result, our 2020 financial statements were prepared under the existing incurred loss methodology standard for accounting for loan losses.

The adoption of the CECL model during the first quarter of 2021 required us to recognize a one-time cumulative adjustment to our allowance for credit losses and a liability for potential losses related to the unfunded portion of our loans and commitments in order to fully transition from the incurred loss model to the CECL model. Upon initial adoption, we increased the balance of our allowance for credit losses related to outstanding loans by $11.6 million and created a liability for potential losses related to the unfunded portion of our loans and commitments of $8.7 million. The after-tax effect of these adjustments decreased our retained earnings by $14.2 million.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides relief for companies preparing for discontinuation of interest rates such as the London Interbank Offered Rate (“LIBOR”). LIBOR is a benchmark interest rate referenced in a variety of agreements that are used by numerous entities. After 2021, certain LIBOR rates may no longer be published. As a result, LIBOR could be discontinued as a reference rate. Other interest rates used globally could also be discontinued for similar reasons. ASU 2020-04 provides optional expedients and exceptions to contracts, hedging relationships and other transactions affected by reference rate reform. The main provisions for contract modifications include optional relief by allowing the modification as a continuation of the existing contract without additional analysis and other optional expedients regarding embedded features. Optional expedients for hedge accounting permits changes to critical terms of hedging relationships and to the designated benchmark interest rate in a fair value hedge and also provides relief for assessing hedge effectiveness for cash flow hedges. Companies are able to apply ASU 2020-04 immediately; however, the guidance will only be available for a limited time (generally through December 31, 2022). The application of ASU 2020-04 has not had, and is not expected to have, a material impact on the Company’s consolidated financial statements.

In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope. ASU 2021-01 clarifies that certain optional expedients and exceptions in ASC 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. ASU 2021-01 also amends the expedients and exceptions in ASC 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. ASU 2021-01 was effective upon issuance and generally can be applied through December 31, 2022. ASU 2021-01 has not had, and is not expected to have, a material impact on the Company’s consolidated financial statements.

NOTE 4: EARNINGS PER SHARE

	Three Months Ended March 31,
	2021	2020

	(In Thousands, Except Per Share Data)
Basic:
Average common shares outstanding	13,716	14,221
Net income and net income available to common stockholders	$18,868	$14,868
Per common share amount	$1.38	$1.05

Diluted:
Average common shares outstanding	13,716	14,221
Net effect of dilutive stock options – based on the treasury stock method using average market price	112	78
Diluted common shares	13,828	14,299
Net income and net income available to common stockholders	$18,868	$14,868
Per common share amount	$1.36	$1.04

Options outstanding at March 31, 2021 and 2020, to purchase 352,488 and 568,551 shares of common stock, respectively, were not included in the computation of diluted earnings per common share for each of the three month periods because the exercise prices of such options were greater than the average market prices of the common stock for the three months ended March 31, 2021 and 2020, respectively.

NOTE 5: INVESTMENT SECURITIES

The amortized cost and fair values of securities classified as available-for-sale were as follows:

	March 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
AVAILABLE-FOR-SALE SECURITIES:
Agency mortgage-backed securities	$159,967	$11,283	$1,482	$169,768
Agency collateralized mortgage obligations	226,494	4,182	3,594	227,082
States and political subdivisions	39,833	1,546	149	41,230
Small Business Administration securities	19,272	316	—	19,588
	$445,566	$17,327	$5,225	$457,668

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
AVAILABLE-FOR-SALE SECURITIES:
Agency mortgage-backed securities	$151,106	$19,665	$831	$169,940
Agency collateralized mortgage obligations	168,472	8,524	375	176,621
States and political subdivisions	45,196	2,135	6	47,325
Small Business Administration securities	20,033	1,014	—	21,047
	$384,807	$31,338	$1,212	$414,933

The amortized cost and fair value of available-for-sale securities at March 31, 2021, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value

	(In Thousands)
One year or less	$—	$—
After one through five years	—	—
After five through ten years	9,929	10,471
After ten years	29,904	30,759
Securities not due on a single maturity date	405,733	416,438
	$445,566	$457,668

There were no securities classified as held to maturity at March 31, 2021 or December 31, 2020.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at March 31, 2021 and December 31, 2020, was approximately $134.5 million and $24.2 million, respectively, which is approximately 29.4% and 5.8% of the Company’s available-for-sale investment portfolio, respectively.

Based on an evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes any declines in fair value for these debt securities are temporary.

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2021 and December 31, 2020:

	March 31, 2021
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses

	(In Thousands)
Agency mortgage-backed securities	$19,668	$(1,482)	$—	$—	$19,668	$(1,482)
Agency collateralized mortgage obligations	105,043	(3,594)	—	—	105,043	(3,594)
States and political subdivisions securities	9,773	(149)	—	—	9,773	(149)

	$134,484	$(5,225)	$—	$—	$134,484	$(5,225)

	December 31, 2020
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses

	(In Thousands)
Agency mortgage-backed securities	$10,279	$(831)	$—	$—	$10,279	$(831)
Agency collateralized mortgage obligations	12,727	(375)	—	—	12,727	(375)
Small Business Administration securities	—	—	—	—	—	—
States and political subdivisions securities	1,164	(6)	—	—	1,164	(6)

	$24,170	$(1,212)	$—	$—	$24,170	$(1,212)

There were no sales of available-for-sale securities during the three months ended March 31, 2021 or March 31, 2020. Gains and losses on sales of securities are determined on the specific-identification method.

Allowance for Credit Losses Beginning January 1, 2021, the Company evaluates all securities quarterly to determine if any securities in a loss position require a provision for credit losses in accordance with ASC 326, Measurement of Credit Losses on Financial Instruments. All of the mortgage-backed, collateralized mortgage, and SBA securities held by the Company are issued by U.S. government-sponsored entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. Likewise, the Company has not experienced historical losses on these types of securities. Accordingly, no allowance for credit losses has been recorded for these securities.

Regarding securities issued by state and political subdivisions, management considers the following when evaluating these securities: (i) current issuer bond ratings, (ii) historical loss rates for given bond ratings, (iii) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities, (iv) updated financial information of the issuer, (v) internal forecasts and (vi) whether such securities provide insurance or other credit enhancement or are pre-refunded by the issuers. These securities are highly rated by major rating agencies and have a long history of no credit losses. Likewise, the Company has not experienced historical losses on these types of securities. Accordingly, no allowance for credit losses has been recorded for these securities.

Amounts Reclassified Out of Accumulated Other Comprehensive Income. There were no amounts reclassified from accumulated other comprehensive income during the three months ended March 31, 2021 and 2020.

NOTE 6: LOANS AND ALLOWANCE FOR CREDIT LOSSES

The Company adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, effective January 1, 2021. The guidance replaces the incurred loss methodology with an expected loss methodology that is referred to as the CECL methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables. It also applies to off-balance sheet credit exposures not accounted for as insurance, including loan commitments, standby letters of credits, financial guarantees, and other similar instruments. The Company adopted ASC 326 using the modified retrospective method for loans and off-balance sheet credit exposures. The Company recorded a one-time cumulative-effect adjustment to the allowance for credit losses of $11.6 million.

This adjustment brought the balance of the allowance for credit losses to $67.3 million as of January 1, 2021. In addition, the Company recorded an $8.7 million liability for unfunded commitments as of January 1, 2021. The after-tax effect decreased retained earnings by $14.2 million. The adjustment was based upon the Company’s analysis of current conditions, assumptions and economic forecasts at January 1, 2021.

The Company adopted ASC 326 using the prospective transition approach for financial assets purchased with credit deterioration (PCD) that were previously classified as purchased credit impaired (PCI) and accounted for under ASC 310-30. In accordance with the standard, management did not reassess whether PCI assets met the criteria of PCD assets as of the date of adoption. On January 1, 2021, the amortized cost basis of the PCD assets were adjusted to reflect the addition of $1.9 million of the allowance for credit losses.

Results for reporting periods after December 31, 2020 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. Under the incurred loss model, the Company delayed recognition of losses until it was probable that a loss was incurred. The allowance for loan losses was established as losses were estimated to have occurred through a provision for loan losses charged to earnings. Loan losses were charged against the allowance when management believed the uncollectability of a loan balance was confirmed. The allowance for loan losses was evaluated on a regular basis by management and was based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. The allowance consisted of allocated and general components. The allocated component relates to loans that are classified as impaired. For loans classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical charge-off experience and expected loss given default derived from the Company’s internal risk rating process. Results for reporting periods after December 31, 2020 include loans acquired and accounted for under ASC 310-30 net of discount within the loan classes, while for reporting periods prior to January 1, 2021 the loans acquired and accounted for under ASC 310-30 are separate.

Beginning on January 1, 2021, the allowance for credit losses is measured using an average historical loss model which incorporates relevant information about past events (including historical credit loss experience on loans with similar risk characteristics), current conditions, and reasonable and supportable forecasts that affect the collectability of the remaining cash flows over the contractual term of the loans. The allowance for credit losses is measured on a collective (pool) basis. Loans are aggregated into pools based on similar risk characteristics including borrower type, collateral and repayment types and expected credit loss patterns. Loans that do not share similar risk characteristics, primarily classified and/or TDR loans with a balance greater than or equal to $100,000, are evaluated on an individual basis.

For loans evaluated for credit losses on a collective basis, average historical loss rates are calculated for each pool using the Company’s historical net charge-offs (combined charge-offs and recoveries by observable historical reporting period) and outstanding loan balances during a lookback period. Lookback periods can be different based on the individual pool and represent management’s credit expectations for the pool of loans over the remaining contractual life. In certain loan pools, if the Company’s own historical loss rate is not reflective of the loss expectations, the historical loss rate is augmented by industry and peer data. The calculated average net charge-off rate is then adjusted for current conditions and reasonable and supportable forecasts. These adjustments increase or decrease the average historical loss rate to reflect expectations of future losses given economic forecasts of key macroeconomic variables including, but not limited to, unemployment rate, GDP, disposable income and market volatility. The adjustments are based on results from various regression models projecting the impact of the macroeconomic variables to loss rates. The forecast is used for a reasonable and supportable period before reverting to historical averages using a straight-line method. The forecast-adjusted loss rate is applied to the amortized cost of loans over the remaining contractual lives, adjusted for expected prepayments. The contractual term excludes expected extensions, renewals and modifications unless there is a reasonable expectation that a troubled debt restructuring will be executed. Additionally, the allowance for credit losses considers other qualitative factors not included in historical loss rates or macroeconomic forecasts such as changes in portfolio composition, underwriting practices, or significant unique events or conditions.

ASU 2016-13 requires an allowance for off balance sheet credit exposures; unfunded lines of credit, undisbursed portions of loans, written residential and commercial commitments, and letters of credit. To determine the amount needed for allowance purposes, a utilization rate is determined either by the model or internally for each pool. Our loss model calculates the reserve on unfunded commitments based upon the utilization rate multiplied by the average loss rate factors in each pool with unfunded and committed balances. The liability for unfunded lending commitments utilizes the same model as the allowance for credit losses on loans; however, the liability for unfunded lending commitments incorporates assumptions for the portion of unfunded commitments that are expected to be funded.

Classes of loans at March 31, 2021 and December 31, 2020 were as follows:

	March 31,	December 31,
	2021	2020

	(In Thousands)
One- to four-family residential construction	$48,161	$42,793
Subdivision construction	7,297	30,894
Land development	54,590	54,010
Commercial construction	1,206,687	1,212,837
Owner occupied one- to four-family residential	510,343	470,436
Non-owner occupied one- to four-family residential	130,609	114,569
Commercial real estate	1,588,771	1,553,677
Other residential	1,055,395	1,021,145
Commercial business	372,533	370,898
Industrial revenue bonds	14,559	14,003
Consumer auto	73,651	86,173
Consumer other	39,724	40,762
Home equity lines of credit	113,794	114,689
Loans acquired and accounted for under ASC 310-30, net of discounts (1)	—	98,643
	5,216,114	5,225,529
Undisbursed portion of loans in process	(851,768)	(863,722)
Allowance for credit losses	(67,702)	(55,743)
Deferred loan fees and gains, net	(10,907)	(9,260)
	$4,285,737	$4,296,804

Weighted average interest rate	4.30%	4.29%
(1)	Loans acquired and accounted for under ASC 310-30 of $91.9 million have been included in the totals by loan class as of March 31, 2021. At the date of CECL adoption, the Company did not reassess whether purchased credit impaired loans met the criteria of purchased credit deteriorated loans.

The following tables present the classes of loans by aging. Loans acquired and accounted for under ASC 310-30 of $91.9 million have been included in the totals by loan class as of March 31, 2021.

	March 31, 2021
							Total Loans
			Over 90			Total	> 90 Days Past
	30-59 Days	60-89 Days	Days	Total Past		Loans	Due and
	Past Due	Past Due	Past Due	Due	Current	Receivable	Still Accruing

	(In Thousands)
One- to four-family residential construction	$249	$—	$—	$249	$47,912	$48,161	$—
Subdivision construction	—	—	—	—	7,297	7,297	—
Land development	14	—	622	636	53,954	54,590	—
Commercial construction	—	—	—	—	1,206,687	1,206,687	—
Owner occupied one- to four-family residential	2,017	252	4,111	6,380	503,963	510,343	—
Non-owner occupied one- to four-family residential	—	—	112	112	130,497	130,609	—
Commercial real estate	302	—	3,394	3,696	1,585,075	1,588,771	—
Other residential	—	—	185	185	1,055,210	1,055,395	—
Commercial business	83	—	106	189	372,344	372,533	—
Industrial revenue bonds	944	—	—	944	13,615	14,559	—
Consumer auto	145	30	106	281	73,370	73,651	—
Consumer other	117	25	100	242	39,482	39,724	—
Home equity lines of credit	40	63	810	913	112,881	113,794	—

	3,911	370	9,546	13,827	5,202,287	5,216,114	—
Less: FDIC-acquired loans	2,133	109	3,576	5,818	86,116	91,934	—
Total	$1,778	$261	$5,970	$8,009	$5,116,171	$5,124,180	$—

	December 31, 2020
							Total Loans
			Over 90			Total	> 90 Days Past
	30-59 Days	60-89 Days	Days	Total Past		Loans	Due and
	Past Due	Past Due	Past Due	Due	Current	Receivable	Still Accruing

	(In Thousands)
One- to four-family residential construction	$1,365	$—	$—	$1,365	$41,428	$42,793	$—
Subdivision construction	—	—	—	—	30,894	30,894	—
Land development	20	—	—	20	53,990	54,010	—
Commercial construction	—	—	—	—	1,212,837	1,212,837	—
Owner occupied one- to four-family residential	1,379	113	1,502	2,994	467,442	470,436	—
Non-owner occupied one- to four-family residential	—	—	69	69	114,500	114,569	—
Commercial real estate	—	79	587	666	1,553,011	1,553,677	—
Other residential	—	—	—	—	1,021,145	1,021,145	—
Commercial business	—	—	114	114	370,784	370,898	—
Industrial revenue bonds	—	—	—	—	14,003	14,003	—
Consumer auto	364	119	169	652	85,521	86,173	—
Consumer other	443	7	94	544	40,218	40,762	—
Home equity lines of credit	153	111	508	772	113,917	114,689	—
Loans acquired and accounted for under ASC 310-30, net of discounts	1,662	641	3,843	6,146	92,497	98,643	—

	5,386	1,070	6,886	13,342	5,212,187	5,225,529	—
Less: Loans acquired and accounted for under ASC 310-30, net of discounts	1,662	641	3,843	6,146	92,497	98,643	—

Total	$3,724	$429	$3,043	$7,196	$5,119,690	$5,126,886	$—

Loans are placed on nonaccrual status at 90 days past due and interest is considered a loss unless the loan is well secured and in the process of collection. Payments received on nonaccrual loans are applied to principal until the loans are returned to accrual status. Loans are returned to accrual status when all payments contractually due are brought current, payment performance is sustained for a period of time, generally six months, and future payments are reasonably assured. With the exception of consumer loans, charge-offs on loans are recorded when available information indicates a loan is not fully collectible and the loss is reasonably quantifiable. Consumer loans are charged-off at specified delinquency dates consistent with regulatory guidelines.

Non-accruing loans as of December 31, 2020 shown below exclude $3.8 million in loans acquired and accounted for under ASC 310-30, while the non-accruing loans as of March 31, 2021 include $3.6 million in the loans acquired through various FDIC-assisted transactions in the loan classes listed.

	March 31,	December 31,
	2021	2020

	(In Thousands)

One- to four-family residential construction	$—	$—
Subdivision construction	—	—
Land development	622	—
Commercial construction	—	—
Owner occupied one- to four-family residential	4,111	1,502
Non-owner occupied one- to four-family residential	112	69
Commercial real estate	3,394	587
Other residential	185	—
Commercial business	106	114
Industrial revenue bonds	—	—
Consumer auto	106	169
Consumer other	100	94
Home equity lines of credit	810	508
Total non-accruing loans	9,546
Less: FDIC-acquired loans	3,576

Total non-accruing loans net of FDIC-acquired loans	$5,970	$3,043

No interest income was recorded on these loans for the three months ended March 31, 2021 and 2020, respectively.

Nonaccrual loans for which there is no related allowance for credit losses as of March 31, 2021 had an amortized cost of $3.5 million. These loans are individually assessed and do not hold an allowance due to being adequately collateralized under the collateral-dependent valuation method. A collateral-dependent loan is a financial asset for which the repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower is experiencing financial difficulty based on the Company’s assessment as of the reporting date. Collateral-dependent loans are identified by either a classified risk rating or TDR status and a loan balance equal to or greater than $100,000, including, but not limited to, any loan in process of foreclosure or repossession.

The following table presents the activity in the allowance for credit losses by portfolio segment for the three months ended March 31, 2021. On January 1, 2021, the Company adopted the CECL methodology, which added $11.6 million to the total Allowance for Credit Loss, which included $1.9 million remaining discount on loans that were previously accounted for as purchased credit impaired. Under the CECL methodology, the Company recorded a $300,000 provision for credit losses on loans during the three months ended

March 31, 2021, compared to a $3.9 million provision for loan losses in the three months ended March 31, 2020, under the incurred loss method.

	One- to Four-
	Family
	Residential and	Other	Commercial	Commercial	Commercial
	Construction	Residential	Real Estate	Construction	Business	Consumer	Total

	(In Thousands)
Allowance for credit losses
Balance, December 31, 2020	$4,536	$9,375	$33,707	$3,521	$2,390	$2,214	$55,743
CECL adoption	4,533	5,832	(2,531)	(1,165)	1,499	3,427	11,595
Balance, January 1, 2021	9,069	15,207	31,176	2,356	3,889	5,641	67,338

Provision charged to expense	—	—	300	—	—	—	300
Losses charged off	(6)	—	—	—	—	(649)	(655)
Recoveries	38	92	24	10	47	508	719
Balance, March 31, 2021	$9,101	$15,299	$31,500	$2,366	$3,936	$5,500	$67,702

The following table presents the activity in the allowance for unfunded commitments by portfolio segment for the three months ended March 31, 2021. On January 1, 2021, the Company adopted the CECL methodology, which created an $8.7 million allowance for unfunded commitments. Under the CECL methodology, the Company recorded a $674,000 benefit for unfunded loan commitments during the three months ended March 31, 2021.

	One- to Four-
	Family
	Residential and	Other	Commercial	Commercial	Commercial
	Construction	Residential	Real Estate	Construction	Business	Consumer	Total

	(In Thousands)
Allowance for unfunded commitments
Balance, December 31, 2020	$—	$—	$—	$—	$—	$—	$—
CECL adoption	917	5,227	354	910	935	347	8,690
Balance, January 1, 2021	917	5,227	354	910	935	347	8,690

Provision (benefit) charged to expense	40	(412)	103	(400)	21	(25)	(673)
Balance, March 31, 2021	$957	$4,815	$457	$510	$956	$322	$8,017

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2020, prepared using the previous GAAP incurred loss method prior to the adoption of ASU 2016-13.

	One- to Four-
	Family
	Residential and	Other	Commercial	Commercial	Commercial
	Construction	Residential	Real Estate	Construction	Business	Consumer	Total

	(In Thousands)
Balance January 1, 2020	$4,339	$5,153	$24,334	$3,076	$1,355	$2,037	$40,294
Provision (benefit) charged to expense	394	879	1,549	(867)	169	1,747	3,871
Losses charged off	(29)	—	—	(1)	(9)	(1,106)	(1,145)
Recoveries	35	114	40	13	64	642	908
Balance March 31, 2020	$4,739	$6,146	$25,923	$2,221	$1,579	$3,320	$43,928

The following table presents the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of December 31, 2020, prepared using the previous GAAP incurred loss method prior to the adoption of ASU 2016-13.

	One- to Four-
	Family
	Residential and	Other	Commercial	Commercial	Commercial
	Construction	Residential	Real Estate	Construction	Business	Consumer	Total

	(In Thousands)
Allowance for loan losses
Individually evaluated for impairment	$90	$—	$445	$—	$14	$164	$713
Collectively evaluated for impairment	$4,382	$9,282	$32,937	$3,378	$2,331	$2,040	$54,350
Loans acquired and accounted for under ASC 310-30	$64	$93	$325	$143	$45	$10	$680

Loans
Individually evaluated for impairment	$3,546	$—	$3,438	$—	$167	$1,897	$9,048
Collectively evaluated for impairment	$655,146	$1,021,145	$1,550,239	$1,266,847	$384,734	$239,727	$5,117,838
Loans acquired and accounted for under ASC 310-30	$57,113	$6,150	$24,613	$2,551	$2,549	$5,667	$98,643

The portfolio segments used in the preceding tables correspond to the loan classes used in all other tables in Note 6 as follows:

●	The one- to four-family residential and construction segment includes the one- to four-family residential construction, subdivision construction, owner occupied one- to four-family residential and non-owner occupied one- to four-family residential classes.
●	The other residential segment corresponds to the other residential class.
●	The commercial real estate segment includes the commercial real estate and industrial revenue bonds classes.
●	The commercial construction segment includes the land development and commercial construction classes.
●	The commercial business segment corresponds to the commercial business class.
●	The consumer segment includes the consumer auto, consumer other and home equity lines of credit classes.

The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of March 31, 2021:

	March 31, 2021
	Principal	Specific
	Balance	Allowance

	(In Thousands)
One- to four-family residential construction	$—	$—
Subdivision construction	—	—
Land development	622	367
Commercial construction	—	—
Owner occupied one- to four- family residential	3,950	73
Non-owner occupied one- to four-family residential	—	—
Commercial real estate	5,752	1,617
Other residential	185	—
Commercial business	—	—
Industrial revenue bonds	—	—
Consumer auto	—	—
Consumer other	—	—
Home equity lines of credit	393	—

Total	$10,902	$2,057

The following table presents information pertaining to impaired loans as of December 31, 2020, in accordance with previous GAAP prior to the adoption of ASU 2016-13. A loan is considered impaired, in accordance with the impairment accounting guidance (FASB ASC 310-10-35-16), when based on current information and events, it is probable the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include not only nonperforming loans but also include loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties.

	At or for the Year Ended December 31, 2020
				Average
		Unpaid		Investment	Interest
	Recorded	Principal	Specific	in Impaired	Income
	Balance	Balance	Allowance	Loans	Recognized

	(In Thousands)
One- to four-family residential construction	$—	$—	$—	$—	$—
Subdivision construction	20	20	—	115	3
Land development	—	—	—	—	—
Commercial construction	—	—	—	—	—
Owner occupied one- to four- family residential	3,457	3,776	90	2,999	169
Non-owner occupied one- to four-family residential	69	106	—	309	18
Commercial real estate	3,438	3,472	445	3,736	135
Other residential	—	—	—	—	—
Commercial business	166	551	14	800	34
Industrial revenue bonds	—	—	—	—	—
Consumer auto	865	964	140	932	91
Consumer other	403	552	19	298	47
Home equity lines of credit	630	668	5	550	36

Total	$9,048	$10,109	$713	$9,739	$533

	At or for the Three Months Ended March 31, 2020
				Average
		Unpaid		Investment	Interest
	Recorded	Principal	Specific	in Impaired	Income
	Balance	Balance	Allowance	Loans	Recognized

	(In Thousands)
One- to four-family residential construction	$—	$—	$—	$—	$—
Subdivision construction	246	246	93	247	2
Land development	—	—	—	—	—
Commercial construction	—	—	—	—	—
Owner occupied one- to four- family residential	2,929	3,214	79	2,522	46
Non-owner occupied one- to four-family residential	494	694	18	433	6
Commercial real estate	4,109	4,143	506	4,122	30
Other residential	—	—	—	—	—
Commercial business	1,238	1,736	10	1,263	16
Industrial revenue bonds	—	—	—	—	—
Consumer auto	1,030	1,253	167	1,078	26
Consumer other	281	441	13	287	10
Home equity lines of credit	475	499	4	577	12

Total	$10,802	$12,226	$890	$10,529	$148

At December 31, 2020, $4.8 million of impaired loans had specific valuation allowances totaling $713,000.

Troubled debt restructurings (“TDRs”) by class is presented below as of March 31, 2021 and December 31, 2020. The December 31, 2020 table excludes $1.7 million of FDIC-acquired loans accounted for under ASC 310-30, while the March 31, 2021 table includes the loans acquired through various FDIC-assisted transactions in the loan classes listed.

	March 31, 2021
	Accruing TDR Loans		Non-accruing TDR Loans		Total TDR Loans
	Number	Balance	Number	Balance	Number	Balance

	(In Thousands)
Construction and land development	1	$18	—	$—	1	$18
One- to four-family residential	6	382	13	1,266	19	1,648
Other residential	—	—	—	—	—	—
Commercial real estate	1	1,768	1	88	2	1,856
Commercial business	—	—	1	67	1	67
Consumer	31	338	19	83	50	421
	39	$2,506	34	$1,504	73	$4,010

	December 31, 2020
	Restructured
	Troubled Debt	Accruing	Restructured
	Non-accruing	Interest	Troubled Debt

	(In Thousands)
Commercial real estate	$—	$646	$646
One- to four-family residential	778	1,121	1,899
Other residential	—	—	—
Construction	—	20	20
Commercial	75	52	127
Consumer	118	511	629
	$971	$2,350	$3,321

The following tables present newly restructured loans, which were considered TDRs, during the three months ended March 31, 2021 and 2020, respectively, by type of modification:

	Three Months Ended March 31, 2021
				Total
	Interest Only	Term	Combination	Modification

	(In Thousands)
Commercial Real Estate	$1,768	$—	$—	$1,768
Consumer	—	21	—	21
	$1,768	$21	$—	$1,789

	Three Months Ended March 31, 2020
				Total
	Interest Only	Term	Combination	Modification

	(In Thousands)
One- to four-family residential	$—	$—	$130	$130
Consumer	—	—	48	48
	$—	$—	$178	$178

At March 31, 2021, of the $4.0 million in TDRs, $3.3 million were classified as substandard using the Company’s internal grading system, which is described below. The Company had no TDRs that were modified in the previous 12 months and subsequently defaulted during the three months ended March 31, 2021.

At December 31, 2020, of the $3.3 million in TDRs, $1.6 million were classified as substandard using the Company’s internal grading system. The Company had no TDRs that were modified in the previous 12 months and subsequently defaulted during the year ended December 31, 2020.

During the three months ended March 31, 2021, there were four loans designated as TDRs, totaling $27,000, which met the criteria for placement back on accrual status. The criteria are generally a minimum of six months of consistent and timely payment performance under original or modified terms. During the three months ended March 31, 2020, there were no loans designated as TDRs that met the criteria for placement back on accrual status.

In addition to the above loans considered TDRs, at March 31, 2021, the Company had remaining 19 modified commercial loans with an aggregate principal balance outstanding of $141 million and 92 modified consumer and mortgage loans with an aggregate principal balance outstanding of $5 million. At March 31, 2021, the largest total modified loans by collateral type were in the following categories: hotel/motel - $69 million; healthcare - $28 million; retail - $22 million; multifamily - $11 million.

At December 31, 2020, the Company had remaining 65 modified commercial loans with an aggregate principal balance outstanding of $233 million and 581 modified consumer and mortgage loans with an aggregate principal balance outstanding of $18 million.

The loan modifications are within the guidance provided by the CARES Act and subsequent legislation, the federal banking regulatory agencies, the SEC and the FASB; therefore, they are not considered troubled debt restructurings. A portion of the loans modified at March 31, 2021, may be further modified, and new loans may be modified, within the guidance provided by the CARES Act (and subsequent legislation enacted in December 2020), the federal banking regulatory agencies, the SEC and the FASB if a more severe or lengthier deterioration in economic conditions occurs in future periods.

The Company utilizes an internal risk rating system comprised of a series of grades to categorize loans according to perceived risk associated with the expectation of debt repayment. The analysis of the borrower’s ability to repay considers specific information, including but not limited to current financial information, historical payment experience, industry information, collateral levels and collateral types. A risk rating is assigned at loan origination and then monitored throughout the contractual term for possible risk rating changes.

Satisfactory loans range from Excellent to Moderate Risk, but generally are loans supported by strong recent financial statements. Character and capacity of individuals or company are strong, including reasonable project performance, good industry experience, liquidity and/or net worth of individuals or company. Probability of financial deterioration seems unlikely. Repayment is expected from approved sources over a reasonable period of time.

Watch loans are identified when the borrower has capacity to perform according to terms; however, elements of uncertainty exist. Margins of debt service coverage may be narrow, historical patterns of financial performance may be erratic, collateral margins may be diminished and the borrower may be a new and/or thinly capitalized company. Some management weakness may also exist, the borrowers may have somewhat limited access to other financial institutions, and that ability may diminish in difficult economic times.

Special Mention loans have weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of repayment prospects or the Bank's credit position at some future date. It is a transitional grade that is closely monitored for improvement or deterioration.

The Substandard rating is applied to loans where the borrower exhibits well-defined weaknesses that jeopardize its continued performance and are of a severity that the distinct possibility of default exists. Loans are placed on “non-accrual” when management does not expect to collect payments consistent with acceptable and agreed upon terms of repayment.

Doubtful loans have all the weaknesses inherent to those classified Substandard with the added characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, highly questionable and improbable. Loans considered loss are uncollectable and no longer included as an asset.

All loans are analyzed for risk rating updates regularly. For larger loans, rating assessments may be more frequent if relevant information is obtained earlier through debt covenant monitoring or overall relationship management. Smaller loans are monitored as identified by the loan officer based on the risk profile of the individual borrower or if the loan becomes past due related to credit issues. Loans rated Watch, Special Mention, Substandard or Doubtful are subject to quarterly review and monitoring processes. In addition to the regular monitoring performed by the lending personnel and credit committees, loans are subject to review by the credit review department, which verifies the appropriateness of the risk ratings for the loans chosen as part of its risk-based review plan.

The following tables present a summary of loans by risk category and past due status separated by origination and loan class as of March 31, 2021. The March 31, 2021 table was prepared using the CECL methodology and includes $91.9 million in FDIC-assisted acquired loans included in the loan class categories. The remaining accretable discount of $1.3 million has not been included in this table. See Note 7 for further discussion of the FDIC-acquired loans and related discount. The December 31, 2020 table was prepared using the previous GAAP incurred loss methodology prior to the adoption of ASU 2016-13. The $98.6 million in FDIC-assisted acquired loans are shown as a total, not within the loan class categories.

	Term Loans by Origination Year
							Revolving
	2021 YTD	2020	2019	2018	2017	Prior	Loans	Total

	(In Thousands)
One- to four-family residential construction
Satisfactory (1‑4)	$1,938	$17,826	$1,265	$—	$—	$6	$230	$21,265
Watch (5)	—	—	1,364	—	—	—	—	1,364
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7‑9)	—	—	—	—	—	—	—	—
Total	1,938	17,826	2,629	—	—	6	230	22,629

Subdivision construction
Satisfactory (1‑4)	124	1,270	364	302	1,033	1,346	—	4,439
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7‑9)	—	—	—	—	—	18	—	18
Total	124	1,270	364	302	1,033	1,364	—	4,457

Land development construction
Satisfactory (1‑4)	1,756	22,678	10,850	5,110	3,623	8,493	1,463	53,973
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7‑9)	—	—	—	—	—	—	622	622
Total	1,756	22,678	10,850	5,110	3,623	8,493	2,085	54,595

Other Construction
Satisfactory (1‑4)	20,302	138,048	198,014	117,966	338	—	—	474,668
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7‑9)	—	—	—	—	—	—	—	—
Total	20,302	138,048	198,014	117,966	338	—	—	474,668

One- to four-family residential
Satisfactory (1‑4)	52,744	206,419	127,958	82,345	16,902	150,571	1,690	638,629
Watch (5)	—	—	—	134	—	228	77	439
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7‑9)	—	—	138	—	200	2,046	110	2,494
Total	52,744	206,419	128,096	82,479	17,102	152,845	1,877	641,562

Other residential
Satisfactory (1‑4)	9,227	83,544	176,111	388,986	241,625	126,407	3,718	1,029,618
Watch (5)	—	—	—	—	—	3,490	—	3,490
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7‑9)	—	—	—	—	—	—	—	—
Total	9,227	83,544	176,111	388,986	241,625	129,897	3,718	1,033,108

Commercial real estate
Satisfactory (1‑4)	10,906	130,305	226,502	240,367	242,150	659,242	19,838	1,529,310
Watch (5)	—	—	—	—	11,555	21,856	595	34,006
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7‑9)	—	—	—	—	—	5,428	—	5,428
Total	10,906	130,305	226,502	240,367	253,705	686,526	20,433	1,568,744

Commercial business
Satisfactory (1‑4)	58,669	80,786	26,780	25,359	25,903	65,918	49,485	332,900
Watch (5)	—	—	—	2,626	14	2,775	11	5,426
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7‑9)	—	—	—	—	—	67	40	107
Total	58,669	80,786	26,780	27,985	25,917	68,760	49,536	338,433

Consumer
Satisfactory (1‑4)	5,822	17,926	13,028	17,351	8,692	39,086	124,413	226,318
Watch (5)	—	12	—	24	3	45	31	115
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7‑9)	—	4	12	61	48	435	471	1,031
Total	5,822	17,942	13,040	17,436	8,743	39,566	124,915	227,464

Combined
Satisfactory (1‑4)	161,488	698,802	780,872	877,786	540,266	1,051,069	200,837	4,311,120
Watch (5)	—	12	1,364	2,784	11,572	28,394	714	44,840
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7‑9)	—	4	150	61	248	7,994	1,243	9,700
Total	$161,488	$698,818	$782,386	$880,631	$552,086	$1,087,457	$202,794	$4,365,660

	December 31, 2020
			Special
	Satisfactory	Watch	Mention	Substandard	Doubtful	Total

	(In Thousands)
One- to four-family residential construction	$41,428	$1,365	$—	$—	$—	$42,793
Subdivision construction	30,874	—	—	20	—	30,894
Land development	54,010	—	—	—	—	54,010
Commercial construction	1,212,837	—	—	—	—	1,212,837
Owner occupied one- to-four-family residential	467,855	216	—	2,365	—	470,436
Non-owner occupied one- to-four-family residential	114,176	324	—	69	—	114,569
Commercial real estate	1,498,031	52,208	—	3,438	—	1,553,677
Other residential	1,017,648	3,497	—	—	—	1,021,145
Commercial business	363,681	7,102	—	115	—	370,898
Industrial revenue bonds	14,003	—	—	—	—	14,003
Consumer auto	85,657	5	—	511	—	86,173
Consumer other	40,514	2	—	246	—	40,762
Home equity lines of credit	114,049	39	—	601	—	114,689
Loans acquired and accounted for under ASC 310‑30, net of discounts	98,633	—	—	10	—	98,643

Total	$5,153,396	$64,758	$—	$7,375	$—	$5,225,529

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

The following table presents the balances of the acquired loans related to the various FDIC-assisted transactions at March 31, 2021 and December 31, 2020.

			Sun Security
	TeamBank	Vantus Bank	Bank	InterBank	Valley Bank

	(In Thousands)
March 31, 2021
Gross loans receivable	$5,070	$6,786	$11,913	$41,278	$28,201
Balance of accretable discount due to change in expected losses	(88)	(31)	(124)	(614)	(457)
Net carrying value of loans receivable	$4,982	$6,755	$11,789	$40,664	$27,744

December 31, 2020
Gross loans receivable	$5,393	$8,052	$13,395	$44,215	$31,515
Balance of accretable discount due to change in expected losses	(97)	(35)	(180)	(1,079)	(612)
Expected loss remaining	(30)	(13)	(104)	(1,079)	(699)
Net carrying value of loans receivable	$5,266	$8,004	$13,111	$42,057	$30,204

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

The amount of the estimated cash flows expected to be received from the acquired loan pools in excess of the fair values recorded for the loan pools is referred to as the accretable yield. The accretable yield is recognized as interest income over the estimated lives of the loans. Because the balance of these adjustments to accretable yield will be recognized generally over the remaining lives of the loan pools, they will impact future periods as well. As of March 31, 2021, the remaining accretable yield adjustment that will affect interest income is $1.3 million. Of the remaining adjustments affecting interest income, we expect to recognize approximately $900,000 of interest income during the remainder of 2021. As of January 1, 2021, we adopted the new accounting standard related to accounting for credit losses. With the adoption of this standard, there will be no further reclassification of discounts from non-accretable to accretable. All adjustments made prior to January 1, 2021 will continue to be accreted to interest income.

The impact to income of adjustments on the Company’s financial results is shown below:

	Three Months Ended		Three Months Ended
	March 31, 2021		March 31, 2020

	(In Thousands, Except Per Share Data and Basis Points Data)
Impact on net interest income/
net interest margin (in basis points)	$691	5 bps	$1,866	16 bps
Net impact to pre-tax income	$691		$1,866
Net impact net of taxes	$533		$1,441
Impact to diluted earnings per share	$0.04		$0.10

NOTE 8: OTHER REAL ESTATE OWNED AND REPOSSESSIONS

Major classifications of other real estate owned were as follows:

	March 31,	December 31,
	2021	2020

	(In Thousands)
Foreclosed assets held for sale and repossessions
One- to four-family construction	$—	$—
Subdivision construction	169	263
Land development	250	250
Commercial construction	—	—
One- to four-family residential	111	111
Other residential	—	—
Commercial real estate	—	—
Commercial business	—	—
Consumer	174	153
	704	777
Foreclosed assets acquired through FDIC-assisted transactions, net of discounts	615	446

Foreclosed assets held for sale and repossessions, net	1,319	1,223

Other real estate owned not acquired through foreclosure	532	654

Other real estate owned and repossessions	$1,851	$1,877

At March 31, 2021 other real estate owned not acquired through foreclosure included five properties, all of which were branch locations that were closed and held for sale. One property that was held for sale at March 31, 2021 was under contract for sale. The sale was completed in April 2021, with no additional loss to the Company. At December 31, 2020, other real estate owned not acquired through foreclosure included seven properties all of which were branch locations that were closed and held for sale.

At March 31, 2021, residential mortgage loans totaling $220,000 were in the process of foreclosure, $161,000 of which were acquired loans related to FDIC-assisted transactions. Pursuant to Section 4022 of the CARES Act, the Company has suspended all foreclosure proceedings. Under this provision, no mortgage servicer of any federally-backed mortgage loan is permitted to initiate any foreclosure process, whether judicial or non-judicial, move for a foreclosure judgment or order of sale, or execute a foreclosure- related eviction or foreclosure sale for a 60-day period, beginning March 18, 2020. This provision was subsequently extended through June 30, 2021. At December 31, 2020, residential mortgage loans totaling $602,000 were in the process of foreclosure, $518,000 million of which were acquired loans related to FDIC-assisted transactions.

Expenses applicable to other real estate owned and repossessions included the following:

	Three Months Ended
	March 31,
	2021	2020

	(In Thousands)
Net gains on sales of other real estate owned and repossessions	$(46)	$(96)
Valuation write-downs	82	163
Operating expenses, net of rental income	232	412

	$268	$479

NOTE 9: PREMISES AND EQUIPMENT

Major classifications of premises and equipment, stated at cost, were as follows:

	March 31,	December 31,
	2021	2020

	(In Thousands)
Land	$40,652	$40,652
Buildings and improvements	100,514	100,187
Furniture, fixtures and equipment	57,989	59,226
Operating leases right of use asset	8,313	8,536
	207,468	208,601
Less accumulated depreciation	69,784	69,431

	$137,684	$139,170

Leases. The Company adopted ASU 2016-02, Leases (Topic 842), on January 1, 2019, using the modified retrospective transition approach whereby comparative periods were not restated. The Company also elected certain relief options under the ASU, including the option not to recognize right of use asset and lease liabilities that arise from short-term leases (leases with terms of twelve months or less). Adoption of this ASU resulted in the Company initially recognizing a right of use asset and corresponding lease liability of $9.5 million as of January 1, 2019. The amount of the right of use asset and corresponding lease liability will fluctuate based on the Company’s lease terminations, new leases and lease modifications and renewals. As of March 31, 2021, the lease right of use asset value was $8.3 million and the corresponding lease liability was $8.5 million. As of December 31, 2020, the lease right of use asset value was $8.5 million and the corresponding lease liability was $8.7 million.

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

ASU 2016-02 also requires certain other accounting elections. The Company elected the short-term lease recognition exemption for all leases that qualify, meaning those with terms under twelve months. Right of use assets or lease liabilities are not to be recognized for short-term leases. The Company also elected the practical expedient to not separate lease and non-lease components for all leases. The Company’s short-term leases related to offsite ATMs have both fixed and variable lease payment components, based on the number of transactions at the various ATMs. The variable portion of these lease payments is not material and the total lease expense related to ATMs for the three months ended March 31, 2021 and 2020 was $66,000 and $62,000, respectively.

The calculated amounts of the right of use assets and lease liabilities in the table below are impacted by the length of the lease term and the discount rate used to present value the minimum lease payments. The Company’s lease agreements often include one or more options to renew the extended term in the calculation of the right of use asset and lease liability. Regarding the discount rate, the ASU requires the use of the rate implicit in the lease at the Company’s discretion. If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the right of use asset and lease liability. Regarding the discount rate, the ASU requires the use of the rate implicit in the lease whenever this rate is readily determinable. As this rate is rarely determinable, the Company utilizes its incremental borrowing rate at lease inception over a similar term. The discount rate utilized was the FHLBank borrowing rate for the term corresponding to the expected term of the lease. The remaining expected lease terms range from 0.5 years to 17.7 years with a weighted-average lease term of 8.0 years. The weighted-average discount rate was 3.24%.

	At or For the Three Months Ended
	March 31, 2021	March 31, 2020

	(In Thousands)
Statement of Financial Condition
Operating leases right of use asset	$8,313	$8,446
Operating leases liability	$8,452	$8,539

Statement of Income
Operating lease costs classified as occupancy and equipment expense	$374	$385
(includes short-term lease costs and amortization of right of use asset)

Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$361	$371

For the three months ended March 31, 2021 and 2020, lease expense was $374,000 and $385,000, respectively. At March 31, 2021, future expected lease payments for leases with terms exceeding one year were as follows (In Thousands):

2021	$871
2022	1,116
2023	1,088
2024	1,005
2025	979
2026	912
Thereafter	4,015

Future lease payments expected	9,986

Less interest portion of lease payments	(1,534)

Lease liability	$8,452

The Company does not sublease any of its leased facilities; however, it does lease to other third parties portions of facilities that it owns. In terms of being the lessor in these circumstances, all of these lease agreements are classified as operating leases. In the three months ended March 31, 2021 and 2020, income recognized from these lessor agreements was $291,000 and $299,000, respectively, and was included in occupancy and equipment expense.

NOTE 10: DEPOSITS

	March 31,	December 31,
	2021	2020

	(In Thousands)
Time Deposits:
0.00% - 0.99%	$928,694	$803,737
1.00% - 1.99%	194,740	425,061
2.00% - 2.99%	110,265	143,417
3.00% and above	17,927	18,577
Total time deposits (weighted average rate 0.83% and 1.00%)	1,251,626	1,390,792
Non-interest-bearing demand deposits	1,061,781	984,798
Interest-bearing demand and savings deposits (Weighted average rate 0.19% and 0.22%)	2,313,529	2,141,313
Total Deposits	$4,626,936	$4,516,903

NOTE 11: ADVANCES FROM FEDERAL HOME LOAN BANK

At March 31, 2021 and December 31, 2020, there were no outstanding term advances from the Federal Home Loan Bank of Des Moines (FHLBank advances). There were no overnight funds from the Federal Home Loan Bank of Des Moines as of March 31, 2021 or December 31, 2020.

NOTE 12: SECURITIES SOLD UNDER REVERSE REPURCHASE AGREEMENTS AND SHORT-TERM BORROWINGS

	March 31, 2021	December 31, 2020

	(In Thousands)
Notes payable – Community Development Equity Funds	$1,216	$1,518
Other interest-bearing liabilities	1,420	—
Securities sold under reverse repurchase agreements	140,666	164,174

	$143,302	$165,692

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

	March 31, 2021	December 31, 2020
	Overnight and	Overnight and
	Continuous	Continuous

(In Thousands)
Mortgage-backed securities – GNMA, FNMA, FHLMC	$140,666	$164,174

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

Amortization of the debt issuance costs during the three months ended March 31, 2021 and 2020, totaled $183,000 and $110,000, respectively. Amortization of the debt issuance costs is included in interest expense on subordinated notes in the consolidated statements of income, resulting in an imputed interest rate of 5.92%.

At March 31, 2021 and December 31, 2020, subordinated notes are summarized as follows:

	March 31, 2021	December 31, 2020

	(In Thousands)
Subordinated notes	$150,000	$150,000
Less: unamortized debt issuance costs	1,420	1,603
	$148,580	$148,397

NOTE 14: INCOME TAXES

Reconciliations of the Company’s effective tax rates to the statutory corporate tax rates were as follows:

	Three Months Ended March 31,
	2021	2020
Tax at statutory rate	21.0%	21.0%
Nontaxable interest and dividends	(0.3)	(0.5)
Tax credits	(1.9)	(3.5)
State taxes	1.3	(1.7)
Other	0.9	0.3
	21.0%	15.6%

The Company and its consolidated subsidiaries have not been audited recently by the Internal Revenue Service (IRS). As a result, federal tax years through December 31, 2016 are now closed.

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

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying statements of financial condition measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fell at March 31, 2021 and December 31, 2020:

		Fair value measurements using
		Quoted prices
		in active
		markets	Other	Significant
		for identical	observable	unobservable
		assets	inputs	inputs
	Fair value	(Level 1)	(Level 2)	(Level 3)

	(In Thousands)
March 31, 2021
Agency mortgage-backed securities	$169,768	$—	$169,768	$—
Agency collateralized mortgage obligations	227,082	—	227,082	—
States and political subdivisions securities	41,230	—	41,230	—
Small Business Administration securities	19,588	—	19,588	—
Interest rate derivative asset	4,873	—	4,873	—
Interest rate derivative liability	(4,790)	—	(4,790)	—

December 31, 2020
Agency mortgage-backed securities	$169,940	$—	$169,940	$—
Agency collateralized mortgage obligations	176,621	—	176,621	—
States and political subdivisions securities	47,325	—	47,325	—
Small Business Administration securities	21,047	—	21,047	—
Interest rate derivative asset	5,062	—	5,062	—
Interest rate derivative liability	(5,454)	—	(5,454)	—

The following is a description of inputs and valuation methodologies used for assets recorded at fair value on a recurring basis and recognized in the accompanying statements of financial condition at March 31, 2021 and December 31, 2020, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the three-month period ended March 31, 2021. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

Available-for-Sale Securities. Investment securities available for sale are recorded at fair value on a recurring basis. The fair values used by the Company are obtained from an independent pricing service, which represent either quoted market prices for the identical asset or fair values determined by pricing models, or other model-based valuation techniques, that consider observable market data, such as interest rate volatilities, LIBOR yield curve, credit spreads and prices from market makers and live trading systems. Recurring Level 2 securities include U.S. government agency securities, mortgage-backed securities, state and municipal bonds and certain other investments. Inputs used for valuing Level 2 securities include observable data that may include dealer quotes, benchmark yields, market spreads, live trading levels and market consensus prepayment speeds, among other things. Additional inputs include indicative values derived from the independent pricing service’s proprietary computerized models. There were no recurring Level 3 securities at March 31, 2021 or December 31, 2020.

Interest Rate Derivatives. The fair value is estimated using forward-looking interest rate curves and is determined using observable market rates and, therefore, are classified within Level 2 of the valuation hierarchy.

Nonrecurring Measurements

The following table presents the fair value measurements of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2021 and December 31, 2020:

		Fair Value Measurements Using
		Quoted prices
		in active
		markets	Other	Significant
		for identical	observable	unobservable
		assets	inputs	inputs
	Fair value	(Level 1)	(Level 2)	(Level 3)

	(In Thousands)
March 31, 2021
Foreclosed assets held for sale	$169	$—	$—	$169

December 31, 2020
Impaired loans	$1,759	$—	$—	$1,759

Foreclosed assets held for sale	$945	$—	$—	$945

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

Loans Held for Sale. Mortgage loans held for sale are recorded at the lower of carrying value or fair value. The fair value of mortgage loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies mortgage loans held for sale as Nonrecurring Level 2. Write-downs to fair value typically do not occur as the Company generally enters into commitments to sell individual mortgage loans at the time the loan is originated to reduce market risk. The Company typically does not have commercial loans held for sale. At March 31, 2021 and December 31, 2020, the aggregate fair value of mortgage loans held for sale exceeded their cost. Accordingly, no mortgage loans held for sale were marked down and reported at fair value.

Impaired Loans. Prior to January 1, 2021, a loan was considered to be impaired when it was probable that all of the principal and interest due may not be collected according to its contractual terms. Generally, when a loan was considered impaired, the amount of reserve required under FASB ASC 310, Receivables, was measured based on the fair value of the underlying collateral. The Company made such measurements on all material loans deemed impaired using the fair value of the collateral for collateral dependent loans. The fair value of collateral used by the Company was determined by obtaining an observable market price or by obtaining an appraised value from an independent, licensed or certified appraiser, using observable market data. This data included information such as selling price of similar properties and capitalization rates of similar properties sold within the market, expected future cash flows or earnings of the subject property based on current market expectations, and other relevant factors. All appraised values were adjusted for market-related trends based on the Company’s experience in sales and other appraisals of similar property types as well as estimated selling costs. Each quarter, management reviewed all collateral dependent impaired loans on a loan-by-loan basis to determine whether updated appraisals were necessary based on loan performance, collateral type and guarantor support. At times, the Company measured the fair value of collateral dependent impaired loans using appraisals with dates more than one year prior to the date of review. These appraisals were discounted by applying current, observable market data about similar property types such as sales contracts, estimations of value by individuals familiar with the market, other appraisals, sales or collateral assessments based on current market activity until updated appraisals are obtained. Depending on the length of time since an appraisal was performed and the data provided through our reviews, these appraisals were typically discounted 10-40%. The policy described above was the same for all types of collateral dependent impaired loans. Subsequent to December 31, 2020, these loans are no longer considered impaired.

The Company records collateral-dependent loans as Nonrecurring Level 3. If a loan’s fair value as estimated by the Company is less than its carrying value, the Company either records a charge-off of the portion of the loan that exceeds the fair value or establishes a reserve within the allowance for credit losses specific to the loan. Loans for which such charge-offs or reserves were recorded during the year ended December 31, 2020, are shown in the table above (net of reserves).

Foreclosed Assets Held for Sale. Foreclosed assets held for sale are initially recorded at fair value less estimated cost to sell at the date of foreclosure. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less estimated cost to sell. Foreclosed assets held for sale are classified within Level 3 of the fair value hierarchy. The foreclosed assets represented in the table above have been re-measured during the three months ended March 31, 2021 or the year ended December 31, 2020, subsequent to their initial transfer to foreclosed assets.

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

	March 31, 2021			December 31, 2020
	Carrying	Fair	Hierarchy	Carrying	Fair	Hierarchy
	Amount	Value	Level	Amount	Value	Level

	(In Thousands)
Financial assets
Cash and cash equivalents	$612,556	$612,556	1	$563,729	$563,729	1
Mortgage loans held for sale	30,492	30,492	2	17,780	17,780	2
Loans, net of allowance for credit losses	4,285,737	4,297,186	3	4,296,804	4,303,909	3
Interest receivable	13,027	13,027	3	12,793	12,793	3
Investment in FHLBank stock and other interest-earning assets	6,655	6,655	3	9,806	9,806	3

Financial liabilities
Deposits	4,626,936	4,631,388	3	4,516,903	4,523,586	3
Short-term borrowings	143,302	143,302	3	165,692	165,692	3
Subordinated debentures	25,774	25,774	3	25,774	25,774	3
Subordinated notes	148,580	157,125	2	148,397	157,032	2
Interest payable	2,444	2,444	3	2,594	2,594	3

Unrecognized financial instruments (net of contractual value)
Commitments to originate loans	—	—	3	—	—	3
Letters of credit	68	68	3	84	84	3
Lines of credit	—	—	3	—	—	3

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

As part of the Valley Bank FDIC-assisted acquisition, the Company acquired seven loans with related interest rate swaps. Valley’s swap program differed from the Company’s in that Valley did not have back to back swaps with the customer and a counterparty. Five of the seven acquired loans with interest rate swaps have paid off. The aggregate notional amount of the two remaining Valley swaps was $559,000 at March 31, 2021. At March 31, 2021, excluding the Valley Bank swaps, the Company had 18 interest rate swaps totaling $139.3 million in notional amount with commercial customers, and 18 interest rate swaps with the same aggregate notional amount with third parties related to its program. In addition, the Company has four participation loans purchased totaling $27.6 million, in which the lead institution has an interest rate swap with its customer and the economics of the counterparty swap are passed along to the Company through the loan participation. At December 31, 2020, excluding the Valley Bank swaps, the Company had 19 interest rate swaps totaling $142.8 million in notional amount with commercial customers, and 19 interest rate swaps with the same notional amount with third parties related to its program. During the three months ended March 31, 2021 and 2020, the Company recognized net gains of $474,000 and net losses of $407,000, respectively, in noninterest income related to changes in the fair value of these swaps.

Cash Flow Hedges

Interest Rate Swap. As a strategy to maintain acceptable levels of exposure to the risk of changes in future cash flows due to interest rate fluctuations, in October 2018, the Company entered into an interest rate swap transaction as part of its ongoing interest rate management strategies to hedge the risk of its floating rate loans. The notional amount of the swap was $400 million with a termination date of October 6, 2025. Under the terms of the swap, the Company received a fixed rate of interest of 3.018% and paid a floating rate of interest equal to one-month USD-LIBOR. The floating rate reset monthly and net settlements of interest due to/from the counterparty also occurred monthly. To the extent that the fixed rate of interest exceeded one-month USD-LIBOR, the Company received net interest settlements which were recorded as loan interest income. If USD-LIBOR exceeded the fixed rate of interest in future periods, the Company was required to pay net settlements to the counterparty and recorded those net payments as a reduction of interest income on loans. The Company recorded loan interest income of $2.0 million and $1.6 million on this interest rate swap during the three months ended March 31, 2021 and 2020, respectively. The effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affected earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. During each of the three months ended March 31, 2021 and 2020, the Company recognized no noninterest income related to changes in the fair value of this derivative.

On March 2, 2020, the Company and its swap counterparty mutually agreed to terminate the swap, effective on that date. The Company received a payment of $45.9 million, including accrued but unpaid interest, from its swap counterparty as a result of this termination. This $45.9 million, less the accrued interest portion and net of deferred income taxes, was reflected in the Company’s stockholders’ equity as Accumulated Other Comprehensive Income and a portion of it is being accreted to interest income on loans monthly through the original contractual termination date of October 6, 2025. This has the effect of reducing Accumulated Other Comprehensive Income and increasing Net Interest Income and Retained Earnings over the period. In each quarterly period, commencing with the quarter ended June 30, 2020, until the original contract termination date, the Company expects to record loan interest income related to this swap transaction of approximately $2.0 million, based on the termination value of the swap. The Company currently expects to have an amount of eligible variable rate loans to continue to accrete this interest income in future periods. If this expectation changes and the amount of eligible variable rate loans decreases significantly, the Company may be required to recognize this interest income more rapidly.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Financial Condition:

	Location in	Fair Value
	Consolidated Statements	March 31,	December 31,
	of Financial Condition	2021	2020

		(In Thousands)
Derivatives not designated as hedging instruments
Asset Derivatives
Interest rate products	Prepaid expenses and other assets	$4,873	$5,062

Total derivatives not designated as hedging instruments		$4,873	$5,062

Liability Derivatives
Interest rate products	Accrued expenses and other liabilities	$4,790	$5,454

Total derivatives not designated as hedging instruments		$4,790	$5,454

The following table presents the effect of cash flow hedge accounting on the statements of comprehensive income:

	Amount of Gain (Loss)
	Recognized in AOCI
	Three Months Ended March 31,
Cash Flow Hedges	2021	2020

	(In Thousands)
Interest rate swap, net of income taxes	$(1,546)	$11,416

The following table presents the effect of cash flow hedge accounting on the statements of income:

	Three Months Ended March 31,
Cash Flow Hedges	2021		2020
	Interest	Interest	Interest	Interest
	Income	Expense	Income	Expense

	(In Thousands)
Interest rate swap	$2,003	$—	$1,556	$—

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

At March 31, 2021, the termination value of derivatives with our derivative dealer counterparties (related to loan level swaps with commercial lending customers) in an overall net asset position, which included accrued interest but excluded any adjustment for nonperformance risk, related to these agreements was $375,000. The Company has minimum collateral posting thresholds with its derivative dealer counterparties. At March 31, 2021, the Company’s activity with one of its derivative counterparties met the level at which the minimum collateral posting thresholds take effect (collateral to be given by the Company) and the Company had posted collateral totaling $1.5 million to the derivative counterparties to satisfy the loan level agreements. At March 31, 2021, the Company’s activity with one of its derivative counterparties met the level at which the minimum collateral posting thresholds take effect (collateral to be received by the Company) and the derivative counterparties had posted collateral of $1.4 million to the Company to satisfy the loan level agreements. If the Company had breached any of these provisions at March 31, 2021 or December 31, 2020, it could have been required to settle its obligations under the agreements at the termination value.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

When used in this Quarterly Report and in other documents filed or furnished by Great Southern Bancorp, Inc. (the “Company”) with the Securities and Exchange Commission (the “SEC”), in the Company’s press releases or other public or stockholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases “may,” “might,” “could,” “should,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “believe,” “estimate,” “project,” “intends” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements also include, but are not limited to, statements regarding plans, objectives, expectations or consequences of announced transactions, known trends and statements about future performance, operations, products and services of the Company. The Company’s ability to predict results or the actual effects of future plans or strategies is inherently uncertain, and the Company’s actual results could differ materially from those contained in the forward-looking statements. The novel coronavirus disease, or COVID-19, pandemic is adversely affecting the Company, its customers, counterparties, employees, and third-party service providers, and the ultimate extent of the impacts on the Company’s business, financial position, results of operations, liquidity, and prospects is uncertain. Continued deterioration in general business and economic conditions, including further increases in unemployment rates, or turbulence in domestic or global financial markets could adversely affect the Company’s revenues and the values of its assets and liabilities, reduce the availability of funding, lead to a tightening of credit, and further increase stock price volatility. In addition, changes to statutes, regulations, or regulatory policies or practices as a result of, or in response to, COVID-19, could affect the Company in substantial and unpredictable ways.

Other factors that could cause or contribute to such differences include, but are not limited to: (i) expected revenues, cost savings, earnings accretion, synergies and other benefits from the Company’s merger and acquisition activities might not be realized within the anticipated time frames or at all, and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, might be greater than expected; (ii) changes in economic conditions, either nationally or in the Company’s market areas; (iii) fluctuations in interest rates; (iv) the risks of lending and investing activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for credit losses; (v) the possibility of other-than-temporary impairments of securities held in the Company’s securities portfolio; (vi) the Company’s ability to access cost-effective funding; (vii) fluctuations in real estate values and both residential and commercial real estate market conditions; (viii) the ability to adapt successfully to technological changes to meet customers’ needs and developments in the marketplace; (ix) the possibility that security measures implemented might not be sufficient to mitigate the risk of a cyber-attack or cyber theft, and that such security measures might not protect against systems failures or interruptions; (x) legislative or regulatory changes that adversely affect the Company’s business, including, without limitation, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and its implementing regulations, the overdraft protection regulations and customers’ responses thereto and the Tax Cut and Jobs Act; (xi) changes in accounting policies and practices or accounting standards; (xii) monetary and fiscal policies of the Federal Reserve Board and the U.S. Government and other governmental initiatives affecting the financial services industry; (xiii) results of examinations of the Company and Great Southern Bank by their regulators, including the possibility that the regulators may, among other things, require the Company to limit its business activities, change its business mix, increase its allowance for credit losses, write-down assets or increase its capital levels, or affect its ability to borrow funds or maintain or increase deposits, which could adversely affect its liquidity and earnings; (xiv) costs and effects of litigation, including settlements and judgments; (xv) competition; (xvi) uncertainty regarding the future of LIBOR; and (xvii) natural disasters, war, terrorist activities or civil unrest and their effects on economic and business environments in which the Company operates. The Company wishes to advise readers that the factors listed above and other risks described from time to time in documents filed or furnished by the Company with the SEC could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

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

Allowance for Credit Losses and Valuation of Foreclosed Assets

The Company believes that the determination of the allowance for credit losses involves a higher degree of judgment and complexity than its other significant accounting policies. The allowance for credit losses is calculated with the objective of maintaining an allowance level believed by management to be sufficient to absorb estimated credit losses. The allowance for credit losses is measured using an average historical loss model which incorporates relevant information about past events (including historical credit loss experience on loans with similar risk characteristics), current conditions, and reasonable and supportable forecasts that affect the collectability of the remaining cash flows over the contractual term of the loans. The allowance for credit losses is measured on a collective (pool) basis. Loans are aggregated into pools based on similar risk characteristics including borrower type, collateral and repayment types and expected credit loss patterns. Loans that do not share similar risk characteristics, primarily classified and/or TDR loans with a balance greater than or equal to $100,000 which are classified or restructured troubled debt, are evaluated on an individual basis.

For loans evaluated for credit losses on a collective basis, average historical loss rates are calculated for each pool using the Company’s historical net charge-offs (combined charge-offs and recoveries by observable historical reporting period) and outstanding loan balances during a lookback period. Lookback periods can be different based on the individual pool and represent management’s credit expectations for the pool of loans over the remaining contractual life. In certain loan pools, if the Company’s own historical loss rate is not reflective of the loss expectations, the historical loss rate is augmented by industry and peer data. The calculated average net charge-off rate is then adjusted for current conditions and reasonable and supportable forecasts. These adjustments increase or decrease the average historical loss rate to reflect expectations of future losses given economic forecasts of key macroeconomic variables including, but not limited to, unemployment rate, GDP, disposable income and market volatility. The adjustments are based on results from various regression models projecting the impact of the macroeconomic variables to loss rates. The forecast is used for a reasonable and supportable period before reverting back to historical averages using a straight-line method. The forecast adjusted loss rate is applied to the amortized cost of loans over the remaining contractual lives, adjusted for expected prepayments. The contractual term excludes expected extensions, renewals and modifications unless there is a reasonable expectation that a troubled debt restructuring will be executed. Additionally, the allowance for credit losses considers other qualitative factors not included in historical loss rates or macroeconomic forecast such as changes in portfolio composition, underwriting practices, or significant unique events or conditions.

See Note 6 “Loans and Allowance for Credit Losses” included in Item 1 for additional information regarding the allowance for credit losses. Inherent in this process is the evaluation of individual significant credit relationships. From time to time certain credit relationships may deteriorate due to payment performance, cash flow of the borrower, value of collateral, or other factors. In these instances, management may revise its loss estimates and assumptions for these specific credits due to changing circumstances. In some cases, additional losses may be realized; in other instances, the factors that led to the deterioration may improve or the credit may be refinanced elsewhere and allocated allowances may be released from the particular credit. Significant changes were made to management’s overall methodology for evaluating the allowance for credit losses during the periods presented in the financial statements of this report due to the adoption of ASU 2016-13.

On January 1, 2021, the Company adopted the new accounting standard related to the Allowance for Credit Losses. For assets held at amortized cost basis, this standard eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. See Note 6 of the accompanying financial statements for additional information.

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

Goodwill and Intangible Assets

Goodwill and intangible assets that have indefinite useful lives are subject to an impairment test at least annually and more frequently if circumstances indicate their value may not be recoverable. Goodwill is tested for impairment using a process that estimates the fair value of each of the Company’s reporting units compared with its carrying value. The Company defines reporting units as a level below each of its operating segments for which there is discrete financial information that is regularly reviewed. As of March 31, 2021, the Company had one reporting unit to which goodwill has been allocated – the Bank. If the fair value of a reporting unit exceeds its carrying value, then no impairment is recorded. If the carrying value exceeds the fair value of a reporting unit, further testing is completed comparing the implied fair value of the reporting unit’s goodwill to its carrying value to measure the amount of impairment, if any. Intangible assets that are not amortized will be tested for impairment at least annually by comparing the fair values of those assets to their carrying values. At March 31, 2021, goodwill consisted of $5.4 million at the Bank reporting unit, which included goodwill of $4.2 million that was recorded during 2016 related to the acquisition of 12 branches and related deposits in the St. Louis, Mo., market. Other identifiable intangible assets that are subject to amortization are amortized on a straight-line basis over a period of seven years. At March 31, 2021, the amortizable intangible assets consisted of core deposit intangibles of $1.3 million, which are reflected in the table below. These amortizable intangible assets are reviewed for impairment if circumstances indicate their value may not be recoverable based on a comparison of fair value.

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

Based on the Company’s goodwill impairment testing, management does not believe any of the Company’s goodwill or other intangible assets were impaired as of March 31, 2021. While management believes no impairment existed at March 31, 2021, different conditions or assumptions used to measure fair value of the reporting unit, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of the Company’s impairment evaluation in the future.

A summary of goodwill and intangible assets is as follows:

	March 31,	December 31,
	2021	2020

	(In Thousands)

Goodwill – Branch acquisitions	$5,396	$5,396
Deposit intangibles
Boulevard Bank (March 2014)	—	31
Valley Bank (June 2014)	100	200
Fifth Third Bank (January 2016)	1,159	1,317
	1,259	1,548
	$6,655	$6,944

Current Economic Conditions

Changes in economic conditions could cause the values of assets and liabilities recorded in the financial statements to change rapidly, resulting in material future adjustments in asset values, the allowance for credit losses, or capital that could negatively impact the Company’s ability to meet regulatory capital requirements and maintain sufficient liquidity. Following the housing and mortgage crisis and correction beginning in mid-2007, the United States entered an economic downturn. Unemployment rose from 4.7% in November 2007 to peak at 10.0% in October 2009. Economic conditions improved in the following years, as indicated by higher consumer confidence levels, increased economic activity and low unemployment levels. The U.S. economy continued to operate at historically strong levels until the impact of COVID-19 began to take its toll in March 2020. While U.S. economic trends have rebounded, the severity and extent of the coronavirus on the global, national and regional economies is still uncertain.

The economy plunged into recession during the first quarter of 2020. Efforts to contain the spread of the coronavirus forced all but essential business activity, or any work that could not be done from home, to stop, shuttering factories, restaurants, entertainment and sports events, retail shops, personal services, and more.

More than 22 million jobs were lost in March and April of 2020, as firms closed their doors or reduced their operations, sending employees home on furlough or layoffs. Hunkered down at home with uncertain incomes and limited buying opportunities, consumer spending plummeted. As a result, gross domestic product (GDP), the broadest measure of the nation’s economic output, plunged. Since that time, improvements in consumer spending, the GDP and employment have occurred. The CARES Act, a fiscal relief bill passed by Congress in March 2020, injected about $3 trillion into the economy through direct payments to individuals and grants to small businesses that would keep employees on their payrolls, fueling a historic bounce-back in economic activity.

Also, as the crisis unfolded, the Federal Reserve acted decisively, employing a wide arsenal of tools including slashing its benchmark interest rate to zero and ensuring credit availability to businesses, households, and municipal governments. The Fed’s efforts have insulated the financial system from the problems in the economy, a significant difference than the financial crisis of 2007 and 2008. The Federal Reserve continues to maintain a highly accommodative monetary policy by maintaining short-term rates firmly at the zero lower bound and purchasing Treasury and agency mortgage-backed securities to keep long-term interest rates down. With consumer interest rates at record lows and with 30-year fixed-rate mortgages below 3%, the housing market has boomed. Home sales have been above their pre-pandemic levels, and construction activity has picked up in response.

The Federal Reserve’s quantitative easing is expected to begin tapering in early 2022, while the zero-interest-rate policy is expected to remain in place until the economy is near full employment and inflation is firmly above the Federal Reserve’s 2% inflation target, which is not expected until early 2023.

To help our customers navigate through the pandemic situation, we offered and supplied PPP loans and short-term modifications to loan terms. PPP loans and modifications were made in accordance with guidance from banking regulatory authorities. These modifications were not classified troubled debt restructurings, potential problem loans or non-performing loans. More severely impacted industries in our loan portfolio included retail, hotel and restaurants.

While the U.S. economic recovery began with a robust rebound in mid to late 2020 from the pandemic-induced recession, challenges remain with millions still out of work and many businesses still closed or operating under reduced hours or capacity. Vaccine distribution has enabled an easing of capacity and social distancing restrictions; however, COVID variants and the impact of ability of global and localized ability to control the virus are still variables.

Early in 2021, the “American Rescue Plan”, an economic relief fiscal measure of approximately $1.9 trillion with an emphasis on vaccination, individual and small business relief, was passed. Later in 2021, the “Build Back Better” recovery package is expected to be pursued with an emphasis on infrastructure, research and development, education and green energy transition. Funding is expected to come at least partially from corporate tax changes and tax increases on wealthy individuals.

In March 2021, employment rose by 916,000 jobs and the national unemployment rate edged down to 6.0%. The rate is down considerably from its recent high in April 2020 but is 2.5 percentage points higher than its pre-pandemic level in February 2020.These improvements in the labor market reflect the continued resumption of economic activity previously curtailed due to the COVID-19 pandemic. The recent widespread job growth was led by gains in leisure and hospitality, public and private education, and construction. Employment in leisure and hospitality increased by 280,000, as pandemic-related restrictions eased in many parts of the country, but is still down by 3.1 million (18.5%) since February 2020. Nearly two-thirds of the increase was in food services and drinking places (176 million). Employment also increased in both public and private education, reflecting the continued resumption of in-person learning and other school-related activities in many parts of the country, as well as in the construction sector; however, the employment rates in these industries are still below the February 2020 levels. The number of unemployed persons at 9.7 million continued to trend down in March 2020 but is 4.0 million higher than February 2020.

In March 2021, the U.S. labor force participation rate (the share of working-age Americans employed or actively looking for a job) was 1.8 percentage points lower, at 61.5% than in February 2020 pre-COVID levels.

The unemployment rate for the Midwest, where the Company conducts most of its business, decreased from 5.7% in December 2020 to 4.8% in March 2021. Unemployment rates for March 2021 were Arkansas at 4.4%, Colorado at 6.4%, Georgia at 4.5%, Illinois at 7.1%, Iowa at 3.7%, Kansas at 3.7%, Minnesota at 4.2%, Missouri at 4.2%, Nebraska at 2.9%, Oklahoma at 4.2%, and Texas at 6.9%. Of the metropolitan areas in which the Company does business, all but three were below the national unemployment rate of 6.6% for February 2021. Chicago leads with an 8.3% unemployment rate, with Denver and Dallas following at 6.9% and 6.8% respectfully.

Housing

Sales of new single-family homes in March 2021 were at a seasonally adjusted annual rate of 1,021,000 according to U.S. Census Bureau and the Department of Housing and Urban Development estimates. This is 20.7% above the revised February 2020 rate of 846,000 and is 66.8 percent above the March 2020 estimate of 612,000. The median sales price of new houses sold in March 2021 was $330,800, up slightly from $321,400 a year earlier, and the average sales price of $397,800 was up slightly from $375,300 a year ago in March 2020. The inventory of new homes for sale at the end of March 2021 would support 3.6 months’ supply at the current sales rate, down from 6.4 months in March 2020.

Existing-home sales fell 3.7% in March 2021 from the prior month to a seasonally adjusted annual rate of 6.01 million as sales in all major regions declined, according to the National Association of Realtors (NAR), marking two consecutive months of declines. March  2021 sales are higher by 12.3% from one year ago when home sales first started to fall due to the pandemic, making record-high home prices and gains. While each of the four major U.S. regions experienced month-over-month drops, all four areas welcomed year-over-year gains in home sales.

The median existing home price for all housing types in March 2021 was $329,100, up 17.2% from March 2020 at $280,700, as prices increased in every region. March’s national price jump marks the 109th straight month of year-over-year gains. Existing home sales in the Midwest declined 2.3% to an annual rate of 1,280,000 in March 2021, a 0.8% rise from a year ago. The Median price in the Midwest was $248,200, a 13.5% increase from March 2020. First-time buyers accounted for 32% of sales in March 2021, up from 31% in February 2021 and down from 34% in March 2020.

According to Freddie Mac, the average commitment rate for a 30-year, conventional, fixed-rate mortgage was 3.08% in March 2021, up from 2.81% in February 2021. The average commitment rate for all of 2020 was 3.11%, down from 4.54% for 2018.

Commercial Real Estate Other Than Housing

The COVID-19 pandemic upended the U.S. apartment sector in 2020, resulting in changing attitudes regarding working from home. Renters have sought more space and affordability; i.e. rents for two-bedroom units have held up better, with studios and downtown units experiencing the worst losses.

CoStar estimates that demand for apartments neared the seasonal average totaling roughly 100,000 units in the first quarter of 2021. Renters continue to favor suburban locations, where demand continues to hit record levels and vacancies have fallen below pre-COVID lows. Demand at downtown locations has returned, however, with vacancy rates appearing to have peaked. Apartment rents rebounded in March 2021 with rents rising a full percentage point. If the level of growth so far in 2021 continues, this will effectively make up for the rent losses of 2020 and put rent growth back on the pre-COVID trajectory. Downtown areas in secondary markets are posting the largest gains this year thus far.Multifamily assets remain in demand among investors.

As of March 31, 2021, national apartment vacancy rates had recovered to pre-COVID levels at 6.4% compared to 6.2% as of December 2019. Our market areas reflected the following vacancy levels as of March 31, 2021: Springfield, Mo. at 2.9%, St. Louis at 8.4%, Kansas City at 8.3%, Minneapolis at 7.2%, Tulsa, Okla. at 6.8%, Dallas-Fort Worth at 8.5%, Chicago at 7.8%, Atlanta at 7.7%, and Denver at 7.0%.

Even before the disruption caused by the COVID-19 pandemic, the trend of slowing growth in the office industry was expected to continue in 2020 and linger through 2021. The office demand losses that characterized much of last year have carried into 2021. Office-using employment remained nearly one million jobs lower than the peak level from the first quarter of 2020. Absorption posted its worst quarter on record as tenants continue to downsize and adopt hybrid work models. While office-using job sectors have shown resilience, the office sector has about 800,000 fewer office jobs than the peak at the start of 2020. The current baseline forecast shows a steady, moderate acceleration with office-using job totals surpassing the prior peak by the end of this year; however, overall projected job growth may no longer closely correlate to office demand.

At March 31, 2021, national office vacancy rates had increased slightly to 12.1% while our market areas reflected the following vacancy levels: Springfield, Mo. at 3.2%, St. Louis at 8.2%, Kansas City at 9.2%, Minneapolis at 9.4%, Tulsa, Okla. at 11.8%, Dallas-Fort Worth at 18.0%, Chicago at 14.0%, Atlanta at 13.8% and Denver at 13.7%.

Retail sales activity surged in the first quarter of 2021, as focus on coordinated vaccine distribution and supporting strong consumer confidence bolstered leasing activity and overall economic growth. While e-commerce continues to expand, consumers have continued to visit physical stores for both their basic needs and discretionary purchases. Pockets of strength in the retail industry include discounters such as Dollar General, Dollar Tree, TJ Maxx, and Ross Dress for Less; general merchandisers such as Target and Walmart; pharmacies such as Walgreens; pet stores; and home improvement/tool retailers.

While these essential-oriented tenant types remain a positive source of demand, several areas of the retail sector remain under financial strain. Ongoing capacity restraints for service-oriented retailers such as restaurants, together with reduced foot traffic for various indoor malls and retailer, continues to contribute to both bankruptcies and store closure announcements particularly concentrated throughout the restaurant, apparel and department store subtypes. High-quality properties with strong tenant mixes and essential-oriented anchors, in central location and growing demographics continue to trade.

At March 31, 2021, national retail vacancy rates stayed the same at 5.1% while our market areas reflected the following vacancy levels: Springfield, Mo. at 3.7%, St. Louis at 4.9%, Kansas City at 5.7%, Minneapolis at 3.7%, Tulsa, Okla. at 3.7%, Dallas-Fort Worth at 6.2%, Chicago at 6.1%, Atlanta at 5.4% and Denver at 5.3%.

The unprecedented rise in online shopping and quick delivery demands brought on by the pandemic have propelled industrial demand to all-time highs.

Leasing activity in the industrial sector improved throughout the first quarter of 2021, primarily led by commitments from Amazon, power-grocers Walmart and Target, smaller healthcare and medical-oriented supply companies, food and beverage producers and manufacturers.

Strong demand from a wide variety of business types and segments was enough to offset new supply and decrease vacancy rates. Persistent demand from e-commerce and third-party logistics (3PLs) companies continues to drive demand. Investors continue to aggressively pursue industrial acquisitions.

At March 31, 2021, national industrial vacancy rates decreased slightly to 5.5% while our market areas reflected the following vacancy levels: Springfield, Mo. at 2.1%, St. Louis at 4.6%, Kansas City at 5.2%, Minneapolis at 4.0%, Tulsa, Okla. at 3.9%, Dallas-Fort Worth at 6.9%, Chicago at 6.2%, Atlanta at 4.7% and Denver at 6.9%.

Our management will continue to monitor regional, national, and global economic indicators such as unemployment, GDP, housing starts and prices, commercial real estate occupancy, absorption and rental rates, as these could significantly affect customers in each of our market areas.

COVID-19 Impact to Our Business and Response

Great Southern is actively monitoring and responding to the effects of the COVID-19 pandemic, including the administration of vaccines in its local markets. As always, the health, safety and well-being of our customers, associates and communities, while maintaining uninterrupted service, are the Company’s top priorities. Centers for Disease Control and Prevention (CDC) guidelines, as well as directives from federal, state and local officials, are being closely followed to make informed operational decisions.

The Company continues to work diligently with its nearly 1,200 associates to enforce the most current health, hygiene and social distancing practices. A significant number of non-frontline associates continue to work from home. Teams in nearly every operational department have been split, with part of each team working at an off-site disaster recovery facility to promote social distancing and to avoid service disruptions. To date, there have been no service disruptions or reductions in staffing. With the advent of COVID-19 vaccinations in the Company’s markets, plans are being considered to allow associates working from home or other sites to return to their normal workplace in the third quarter of 2021, dependent on health and safety conditions.

Taking care of customers and providing uninterrupted access to services are top priorities. As always, customers can conduct their banking business using the banking center network, online and mobile banking services, ATMs, Telephone Banking, and online account opening services. As health conditions in local markets dictate, Great Southern banking center lobbies are open following social distancing and health protocols. Great Southern continues to work with customers experiencing hardships caused by the pandemic. As a resource to customers, a COVID-19 information center has been made available on the Company’s website, www.GreatSouthernBank.com. General information about the Company’s pandemic response, how to receive assistance, and how to avoid COVID-19 scams and fraud are included.

Impacts to Our Business Going Forward: The magnitude of the impact on the Company of the COVID-19 pandemic continues to evolve, and will ultimately depend on the remaining length and severity of the economic downturn brought on by the pandemic. Some positive economic signs have occurred in 2021, such as lower unemployment rates, improving gross domestic product (“GDP”) levels and other measures of the economy and increased vaccination rates. The Company expects that the COVID-19 pandemic could still impact our business in one or more of the following ways, among others. Each of these factors could, individually or collectively, result in reduced net income in future periods.

●	Consistently low market interest rates for a significant period of time may have a negative impact on our variable rate loans, resulting in reduced net interest income
●	Certain fees for deposit and loan products may be waived or reduced
●	Non-interest expenses may increase as we continue to deal with the effects of the COVID-19 pandemic, including cleaning costs, supplies, equipment and other items
●	Banking center lobbies have been closed at various times, and may close again in future periods if the pandemic situation worsens again
●	Additional loan modifications may occur and borrowers may default on their loans, which may necessitate further increases to the allowance for credit losses
●	A contraction in economic activity may reduce demand for our loans and for our other products and services

Paycheck Protection Program Loans

Great Southern is actively participating in the Paycheck Protection Program (PPP) through the Small Business Administration (SBA). The PPP has been met with very high demand throughout the country, resulting in a second round of funding through an amendment to the CARES Act. In the earlier round of the PPP, we originated approximately 1,600 PPP loans totaling approximately $121 million. As of May 5, 2021, full forgiveness proceeds have been received from the SBA for 1,249 of these PPP loans totaling approximately $73 million.

On December 27, 2020, the Economic Aid to Hard-Hit Small Businesses, Nonprofits and Venues Act authorized the reopening of the PPP for eligible first-draw and second-draw borrowers which began on January 19, 2021, and had an original expiration date of March 31, 2021. On March 30, 2021, the PPP Extension Act of 2021 was signed, extending the PPP an additional two months to May 31, 2021, and providing an additional 30-day period for the SBA to process applications that are still pending. Since the reopening period began in January 2021, the Company has funded 1,574 loans totaling approximately $56 million.

Great Southern receives fees from the SBA for originating PPP loans based on the amount of each loan. At March 31, 2021, remaining net deferred fees related to PPP loans totaled $3.9 million. The fees, net of origination costs, are deferred in accordance with standard accounting practices and will be accreted to interest income on loans over the contractual life of each loan. These loans originated in 2020 generally have a contractual maturity of two years from origination date and those originated in 2021 generally have a contractual maturity of five years from the origination date, but may be repaid or forgiven (by the SBA) sooner. If these loans are repaid or forgiven prior to their contractual maturity date, the remaining deferred fee for such loan will be accreted to interest income on loans immediately. We expect a portion of these remaining net deferred fees will accrete to interest income in the second quarter of 2021. In the three months ended March 31, 2021, Great Southern recorded approximately $1.2 million of these net deferred fees in interest income on loans.

Loan Modifications

At March 31, 2021, the Company had remaining 19 modified commercial loans with an aggregate principal balance outstanding of $141 million and 92 modified consumer and mortgage loans with an aggregate principal balance outstanding of $5 million. These balances have decreased from $233 million and $18 million, respectively, for these loan categories at December 31, 2020. The loan modifications are within the guidance provided by the CARES Act, the federal banking regulatory agencies, the SEC and the Financial Accounting Standards Board (FASB); therefore, they are not considered TDRs. At March 31, 2021, the largest total modified loans by collateral type were in the following categories: hotel/motel - $69 million; healthcare - $28 million; retail - $22 million; multifamily - $11 million.

A portion of the loans modified at March 31, 2021, may be further modified, and new loans may be modified, within the guidance provided by the CARES Act (and subsequent legislation enacted in December 2020), the federal banking regulatory agencies, the SEC and the FASB if a more severe or lengthier deterioration in economic conditions occurs in future periods.

General

The profitability of the Company and, more specifically, the profitability of its primary subsidiary, the Bank, depend primarily on net interest income, as well as provisions for credit losses and the level of non-interest income and non-interest expense. Net interest income is the difference between the interest income the Bank earns on its loans and investment portfolios, and the interest it pays on interest-bearing liabilities, which consists mainly of interest paid on deposits and borrowings. Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on these balances. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income.

Great Southern’s total assets increased $77.4 million, or 1.4%, from $5.53 billion at December 31, 2020, to $5.60 billion at March 31, 2021. Details of the current period changes in total assets are provided in the “Comparison of Financial Condition at March 31, 2021 and December 31, 2020” section of this Quarterly Report on Form 10-Q.

Loans. Net outstanding loans decreased $11.1 million, or 0.3%, from $4.30 billion at December 31, 2020, to $4.29 billion at March 31, 2021. The net decrease in loans reflects reductions of $6.7 million in the FDIC-assisted acquired loan portfolios. This decrease was primarily in construction loans, home equity lines of credit, and consumer auto loans. This decrease was offset by increases in other residential (multi-family) loans and commercial real estate loans. Excluding FDIC-assisted acquired loans and mortgage loans held for sale, total gross loans decreased $2.7 million, or 0.1%, from December 31, 2020 to March 31, 2021. As loan demand is affected by a variety of factors, including general economic conditions, and because of the competition we face and our focus on pricing discipline and credit quality, no assurances can be made regarding our future loan growth. We expect minimal loan growth for the foreseeable future due to the remaining uncertainty resulting from the COVID-19 pandemic. The Company’s strategy continues to be focused on maintaining credit risk and interest rate risk at appropriate levels.

Recent loan growth has occurred in several loan types, primarily other residential (multi-family) loans and commercial real estate loans and in most of Great Southern’s primary lending locations, including Springfield, St. Louis, Kansas City, Des Moines and Minneapolis, as well as our loan production offices in Atlanta, Chicago, Dallas, Denver, Omaha and Tulsa. Certain minimum underwriting standards and monitoring help assure the Company’s portfolio quality. Great Southern’s loan committee reviews and approves all new loan originations in excess of lender approval authorities. Generally, the Company considers commercial construction, consumer, and commercial real estate loans to involve a higher degree of risk compared to some other types of loans, such as first mortgage loans on one- to four-family, owner-occupied residential properties. For commercial real estate, commercial business and construction loans, the credits are subject to an analysis of the borrower’s and guarantor’s financial condition, credit history, verification of liquid assets, collateral, market analysis and repayment ability. It has been, and continues to be, Great Southern’s practice to verify information from potential borrowers regarding assets, income or payment ability and credit ratings as applicable and as required by the authority approving the loan. To minimize construction risk, projects are monitored as construction draws are requested by comparison to budget and with progress verified through property inspections. The geographic and product diversity of collateral, equity requirements and limitations on speculative construction projects help to mitigate overall risk in these loans. Underwriting standards for all loans also include loan-to-value ratio limitations, which vary depending on collateral type, debt service coverage ratios or debt payment to income ratio guidelines, where applicable, credit histories, use of guaranties and other recommended terms relating to equity requirements, amortization, and maturity. Consumer loans are primarily secured by new and used motor vehicles and these loans are also subject to certain minimum underwriting standards to assure portfolio quality. In 2019, the Company made the decision to discontinue indirect auto loan originations.

While our policy allows us to lend up to 95% of the appraised value on one-to four-family residential properties, originations of loans with loan-to-value ratios at that level are minimal. Private mortgage insurance is typically required for loan amounts above the 80% level. Few exceptions occur and would be based on analyses which determined minimal transactional risk to be involved. We consider these lending practices to be consistent with or more conservative than what we believe to be the norm for banks our size. At March 31, 2021, 0.1% of the owner occupied portfolio had loan-to-value ratios above 100% at origination, all of which were FDIC-acquired loans. At December 31, 2020, none of our owner occupied one- to four-family residential loans had loan-to-value ratios above 100% at origination. At March 31, 2021 and December 31, 2020, an estimated 0.6% of total non-owner occupied one- to four-family residential loans had loan-to-value ratios above 100% at origination.

At March 31, 2021, TDRs, including FDIC-acquired loans, totaled $4.0 million, or 0.09% of total loans, an increase of $689,000 from $3.3 million, or 0.08% of total loans, at December 31, 2020. The December 31, 2020 amount excludes $1.7 million of FDIC-acquired loans accounted for under ASC 310-30. Concessions granted to borrowers experiencing financial difficulties may include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection. For TDRs occurring during the three months ended March 31, 2021, none were restructured into multiple new loans. For TDRs occurring during the year ended December 31, 2020, five loans totaling $107,000 were restructured into multiple new loans. For further information on TDRs, see Note 6 of the Notes to Consolidated Financial Statements contained in this report. In accordance with the CARES Act and guidance from the banking regulatory agencies, we made certain short-term modifications to loan terms to help our customers navigate through the current pandemic situation. Although loan modifications were made, they did not result in these loans being classified as TDRs, potential problem loans or non-performing loans. As of March 31, 2021, $141 million of commercial loans and $5 million of residential and consumer loans were subject to such modifications. If more severe or lengthier negative impacts of the COVID-19 pandemic occur or the effects of the SBA loan programs and other loan and stimulus programs do not enable companies and individuals to completely recover financially, this could result in more and/or longer-term modifications, which may be deemed to be TDRs, additional potential problem loans and/or additional non-performing loans.

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

The Company continues its preparation for discontinuation of interest rates such as LIBOR. LIBOR is a benchmark interest rate referenced in a variety of agreements that are used by the Company, but by far the most significant area impacted by LIBOR is related to commercial and residential mortgage loans. After 2021, certain LIBOR rates may no longer be published and it is expected to eventually be discontinued as a reference rate. Other interest rates used globally could also be discontinued for similar reasons.

The Company has been monitoring its portfolio of loans tied to LIBOR on a regular frequency since 2019, with specific groups of loans identified. The Company implemented robust LIBOR fallback language for all commercial loan transactions beginning near the end of 2018, with such language implemented with all new originations and renewed/modified commercial loans since that time. The Company is particularly monitoring the remaining group of loans that originated prior to the fourth quarter of 2018, have not been renewed or modified, and do not mature prior to December 31, 2021. This represented approximately 100 commercial loans totaling approximately $500 million; however, only 40 of those loans, totaling $73 million, mature after June 2023 (the date upon which the LIBOR indices used by the Company are expected to no longer be available). The Company also has a portfolio of residential mortgage loans tied to LIBOR indices with standard index replacement language included (approximately $400 million), and that portfolio is being monitored for potential changes that may be facilitated by the mortgage industry. As described, the vast majority of the loan portfolio tied to LIBOR now includes robust LIBOR replacement language which identifies appropriate “trigger” events for the cessation of LIBOR and the steps that the Company will take upon the occurrence of one or more of those events, including adjustments to any rate margin to ensure that the replacement interest rate on the loan is equivalent to the previous LIBOR-based rate.

Available-for-sale Securities. In the three months ended March 31, 2021, available-for-sale securities increased $42.7 million, or 10.3%, from $414.9 million at December 31, 2020, to $457.7 million at March 31, 2021. The increase was primarily due to the purchase of U.S. Government agency fixed-rate multi-family mortgage-backed securities and collateralized mortgage obligation securities, partially offset by calls of municipal securities and normal monthly payments received related to the portfolio of these U.S. Government agency securities. The Company used increased deposits to fund this increase in investment securities.

Deposits. The Company attracts deposit accounts through its retail branch network, correspondent banking and corporate services areas, and brokered deposits. The Company then utilizes these deposit funds, along with FHLBank advances and other borrowings, to meet loan demand or otherwise fund its activities. In the three months ended March 31, 2021, total deposit balances increased $110.0 million, or 2.4%. Transaction account balances increased $249.2 million, or 8.0%, to $3.38 billion at March 31, 2021, while retail certificates of deposit decreased $80.9 million, or 6.6%, to $1.15 billion at March 31, 2021. The increases in transaction accounts were primarily a result of increases in various money market accounts and NOW deposit accounts. Retail certificates of deposit decreased due to a decrease in retail certificates generated through the banking center network and decreases in National CDs initiated through internet channels. CDs initiated through internet channels experienced a planned decrease due to increases in overall liquidity levels and to reduce the Company’s cost of funds. Customer deposits at March 31, 2021 and December 31, 2020, totaling $36.5 million and $39.4 million, respectively, were part of the CDARS program, which allows customers to maintain balances in an insured manner that would otherwise exceed the FDIC deposit insurance limit. Brokered deposits, including CDARS program purchased funds, were $100.4 million at March 31, 2021, a decrease of $58.3 million from $158.7 million at December 31, 2020. The brokered deposits were allowed to mature without replacement as other deposit categories increased and to reduce the Company’s cost of funds.

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

Securities sold under reverse repurchase agreements with customers. Securities sold under reverse repurchase agreements with customers decreased $23.5 million from $164.2 million at December 31, 2020 to $140.7 million at March 31, 2021. These balances fluctuate over time based on customer demand for this product.

Net Interest Income and Interest Rate Risk Management. Our net interest income may be affected positively or negatively by changes in market interest rates. A large portion of our loan portfolio is tied to one-month LIBOR, three-month LIBOR or the “prime rate” and adjusts immediately or shortly after the index rate adjusts (subject to the effect of contractual interest rate floors on some of the loans, which are discussed below). We monitor our sensitivity to interest rate changes on an ongoing basis (see “Item 3. Quantitative and Qualitative Disclosures About Market Risk”). In addition, our net interest income has been impacted by changes in the cash flows expected to be received from acquired loan pools. As described in Note 7 of the Notes to the Consolidated Financial Statements contained in this report, the Company’s evaluation of cash flows expected to be received from acquired loan pools has been on-going and increases in cash flow expectations have been recognized as increases in accretable yield through interest income. Decreases in cash flow expectations have been recognized as impairments through the allowance for credit losses.

The current level and shape of the interest rate yield curve poses challenges for interest rate risk management. Prior to its increase of 0.25% on December 16, 2015, the FRB had last changed interest rates on December 16, 2008. This was the first rate increase since September 29, 2006. The FRB also implemented rate change increases of 0.25% on eight additional occasions beginning December 14, 2016 and through December 31, 2018, with the Federal Funds rate reaching as high as 2.50%. After December 2018, the FRB paused its rate increases and, in July, September and October 2019, implemented rate change decreases of 0.25% on each of those occasions. At December 31, 2019, the Federal Funds rate stood at 1.75%. In response to the COVID-19 pandemic, the FRB decreased interest rates on two occasions in March 2020, a 0.50% decrease on March 3 and a 1.00% decrease on March 16. At March 31, 2021, the Federal Funds rate stood at 0.25%. The FRB met in April 2021 and indicated they plan to keep the rates steady. A substantial portion of Great Southern’s loan portfolio ($2.00 billion at March 31, 2021) is tied to the one-month or three-month LIBOR index and will be subject to adjustment at least once within 90 days after March 31, 2021. Of these loans, $1.97 billion had interest rate floors. Great Southern also has a portfolio of loans ($246 million at March 31, 2021) tied to a “prime rate” of interest and will adjust immediately with changes to the “prime rate” of interest. A rate cut by the FRB generally would have an anticipated immediate negative impact on the Company’s net interest income due to the large total balance of loans tied to the one-month or three-month LIBOR index and will be subject to adjustment at least once within 90 days or loans which generally adjust immediately as the Federal Funds rate adjusts. Interest rate floors may at least partially mitigate the negative impact of interest rate decreases. Loans at their floor rates are, however, subject to the risk that borrowers will seek to refinance elsewhere at the lower market rate. Because the Federal Funds rate is again very low, there may also be a negative impact on the Company’s net interest income due to the Company’s inability to significantly lower its funding costs in the current competitive rate environment, although interest rates on assets may decline further. Conversely, interest rate increases would normally result in increased interest rates on our LIBOR-based and prime-based loans. As of March 31, 2021, Great Southern’s interest rate risk models indicate that, generally, rising interest rates are expected to have a positive impact on the Company’s net interest income, while declining interest rates are expected to have a negative impact on net interest income. We model various interest rate scenarios for rising and falling rates, including both parallel and non-parallel shifts in rates. The results of our modeling indicate that net interest income is not likely to be significantly affected either positively or negatively in the first twelve months following a rate change, regardless of any changes in interest rates, because our portfolios are relatively well-matched in a twelve-month horizon. In a situation where market interest rates decrease significantly in a short period of time, as they did in March 2020, our net interest margin decrease may be more pronounced in the very near term (first one to three months), due to fairly rapid decreases in LIBOR interest rates. In the subsequent months we expect that the net interest margin would stabilize and begin to improve, as renewal interest rates on maturing time deposits are expected to decrease compared to the current rates paid on those products. During 2020, we did experience some compression of our net interest margin due to 2.25% of

Federal Fund rate cuts during the nine month period of July 2019 through March 2020. Margin compression primarily resulted from changes in the asset mix, mainly the addition of lower-yielding asset and the issuance of subordinated notes during 2020. LIBOR interest rates have decreased, putting pressure on loan yields, and strong pricing competition for loans and deposits remains in most of our markets. For further discussion of the processes used to manage our exposure to interest rate risk, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk – How We Measure the Risks to Us Associated with Interest Rate Changes.”

Non-Interest Income and Non-Interest (Operating) Expenses. The Company’s profitability is also affected by the level of its non-interest income and operating expenses. Non-interest income consists primarily of service charges and ATM fees, late charges and prepayment fees on loans, gains on sales of loans and available-for-sale investments and other general operating income. Non-interest income may also be affected by the Company’s interest rate derivative activities, if the Company chooses to implement derivatives. See Note 16 “Derivatives and Hedging Activities” in the Notes to Consolidated Financial Statements included in this report.

Operating expenses consist primarily of salaries and employee benefits, occupancy-related expenses, expenses related to foreclosed assets, postage, FDIC deposit insurance, advertising and public relations, telephone, professional fees, office expenses and other general operating expenses. Details of the current period changes in non-interest income and non-interest expense are provided in the “Results of Operations and Comparison for the Three Months Ended March 31, 2021 and 2020” section of this report.

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

The Economic Growth Act, among other matters, expands the definition of qualified mortgages which may be held by a financial institution and simplifies the regulatory capital rules for financial institutions and their holding companies with total consolidated assets of less than $10 billion by instructing the federal banking regulators to establish a single “Community Bank Leverage Ratio” of between 8 and 10 percent. Any qualifying depository institution or its holding company that exceeds the “Community Bank Leverage Ratio” will be considered to have met generally applicable leverage and risk-based regulatory capital requirements and any qualifying depository institution that exceeds the new ratio will be considered “well-capitalized” under the prompt corrective action rules. Effective January 1, 2020, the Community Bank Leverage Ratio was 9.0%. In April 2020, pursuant to the CARES Act, the federal bank regulatory agencies announced the issuance of two interim final rules, effective immediately, to provide temporary relief to community banking organizations. Under the interim final rules, the Community Bank Leverage Ratio requirement is a minimum of 8.5% for calendar year 2021, and 9% thereafter. The Company and the Bank have chosen to not utilize the new Community Bank Leverage Ratio due to the Company’s size and complexity, including its commercial real estate and construction lending concentrations and significant off-balance sheet funding commitments.

In addition, the Economic Growth Act includes regulatory relief in the areas of examination cycles, call reports, mortgage disclosures and risk weights for certain high-risk commercial real estate loans.

Business Initiatives

Great Southern is actively monitoring and responding to the effects of the evolving COVID-19 pandemic. As always, the health, safety and well-being of our customers, associates and communities while maintaining uninterrupted service are the Company’s top priorities. See the “COVID-19 Business Impact and Response” section of this report for further information, including the Company’s participation in the SBA’s PPP for small businesses.

The Company’s banking center network continues to evolve. In the Joplin, Mo., market, the Company purchased a banking facility in late 2019 vacated by another financial institution, which included a contractual black-out period ending in April 2021. A third party vendor has been engaged by the Company to redesign this facility as a “bank of the future” prototype to incorporate evolving customer preferences. Variations of this prototype design may be utilized in other select banking centers in the Company’s footprint in the future. The Company expects the new office in Joplin to be completed in the third quarter of 2021, whereupon the nearby leased banking center at 1710 E. 32nd Street will be consolidated into this new office. There are two banking centers currently serving the Joplin market.

Great Southern Bank has been recognized as part of Forbes’ annual list of the World’s Best Banks 2021. Great Southern was ranked first in the list of best banks in the United States. The World’s Best Banks list is comprised of the financial institutions that differentiate their services and build trustworthy relationships with their customers. Some 500 banks around the world are featured on the list, which was announced online on April 13, 2021, and can currently be viewed on the Forbes website. The study involved asking 43,000 bank customers from 28 countries to rate banks they are involved with on general satisfaction and key attributes like trust, terms and conditions, customer services, digital services and financial advice.

The Company announced that its 2021 Annual Meeting of Stockholders, to be held at 10 a.m. Central Time on May 12, 2021, will be a virtual meeting over the internet and will not be held at a physical location. Stockholders will be able to attend the Annual Meeting via a live webcast. Holders of record of Great Southern Bancorp, Inc. common stock at the close of business on the record date, March 3, 2021, may vote during the live webcast of the Annual Meeting or by proxy. Please see the Company’s Notice of Annual Meeting and Proxy Statement available on the Company’s website, www.GreatSouthernBank.com, (click “About” then “Investor Relations”) for additional information about the virtual meeting.

Comparison of Financial Condition at March 31, 2021 and December 31, 2020

During the three months ended March 31, 2021, the Company’s total assets increased by $77.4 million to $5.60 billion. The increase was primarily attributable to increases in available-for-sale investment securities and cash equivalents.

Cash and cash equivalents were $612.6 million at March 31, 2021, an increase of $48.8 million, or 8.7%, from $563.7 million at December 31, 2020. These additional funds were held at the Federal Reserve Bank and primarily were the result of increases in deposits.

The Company’s available-for-sale securities increased $42.7 million, or 10.3%, compared to December 31, 2020. The increase was primarily due to the purchase of U.S. Government agency fixed-rate multi-family mortgage-backed securities and collateralized mortgage obligation securities, partially offset by calls of municipal securities and normal monthly payments received related to the portfolio of these U.S. Government agency securities. The available-for-sale securities portfolio was 8.2% and 7.5% of total assets at March 31, 2021 and December 31, 2020, respectively.

Net loans decreased $11.1 million from December 31, 2020, to $4.29 billion at March 31, 2021. Excluding FDIC-assisted acquired loans and mortgage loans held for sale, total gross loans (including the undisbursed portion of loans) decreased $2.7 million, or 0.1%, from December 31, 2020 to March 31, 2021. This decrease was primarily in construction loans ($24 million), consumer auto loans ($13 million) and home equity lines of credit ($6 million). These decreases were partially offset by increases in other residential (multi-family) loans ($28 million) and commercial real estate loans ($12 million).

Total liabilities increased $95.6 million, from $4.90 billion at December 31, 2020 to $4.99 billion at March 31, 2021. The increase was primarily attributable to an increase in deposits, partially offset by a decrease in securities sold under reverse repurchase agreements.

Total deposits increased $110.0 million, or 2.4%, to $4.63 billion at March 31, 2021. Transaction account balances increased $249.2 million to $3.38 billion at March 31, 2021, while retail certificates of deposit decreased $80.9 million compared to December 31, 2020, to $1.15 billion at March 31, 2021. The increase in transaction accounts was primarily a result of increases in NOW deposit accounts, money market accounts and Insured Cash Sweep (ICS) reciprocal accounts. Interest-bearing checking accounts increased $172.2 million while demand deposit accounts increased $77.0 million. Customer retail certificates of deposit initiated through our banking center network decreased $27.0 million and certificates of deposit initiated through our national internet network decreased $51.0 million. Customer deposits at March 31, 2021 and December 31, 2020 totaling $36.5 million and $39.4 million, respectively, were part of the CDARS program, which allows customers to maintain balances in an insured manner that would otherwise exceed the FDIC deposit insurance limit. Brokered deposits, including CDARS program purchased funds, were $100.4 million at March 31, 2021, a decrease of $58.3 million from $158.7 million at December 31, 2020. The brokered deposits were allowed to mature without replacement as other deposit categories increased.

Securities sold under reverse repurchase agreements with customers decreased $23.5 million from $164.2 million at December 31, 2020 to $140.7 million at March 31, 2021. These balances fluctuate over time based on customer demand for this product.

Total stockholders’ equity decreased $18.3 million from $629.7 million at December 31, 2020 to $611.5 million at March 31, 2021. The Company recorded net income of $18.9 million for the three months ended March 31, 2021. In addition, total stockholders’ equity increased $920,000 due to stock option exercises. Accumulated other comprehensive income decreased $15.5 million due to decreases in the fair value of available-for-sale investment securities and the termination value of the cash flow hedge. Stockholders’ equity also decreased due to dividends declared on common stock of $4.7 million and repurchases of the Company’s common stock totaling $3.8 million. In addition, the initial adoption of the CECL accounting standard for credit losses resulted in a decrease in stockholders’ equity of $14.2 million.

Results of Operations and Comparison for the Three Months Ended March 31, 2021 and 2020

General

Net income was $18.9 million for the three months ended March 31, 2021 compared to $14.9 million for the three months ended March 31, 2020. This increase of $4.0 million, or 26.9%, was primarily due to a decrease in the provision for credit losses on loans and unfunded commitments of $4.2 million, or 109.7%, an increase in noninterest income of $2.4 million, or 32.2%, and a decrease in noninterest expense of $494,000, or 1.6%, partially offset by an increase in income tax expense of $2.3 million, or 82.1%, and a decrease in net interest income of $849,000, or 1.9%.

Total Interest Income

Total interest income decreased $6.8 million, or 11.9%, during the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The decrease was due to a $6.4 million decrease in interest income on loans and a $420,000 decrease in interest income on investments and other interest-earning assets. Interest income on loans decreased for the three months ended March 31, 2021 compared to the same period in 2020, due to lower average rates of interest on loans, partially offset by higher average balances. Interest income from investment securities and other interest-earning assets decreased during the three months ended March 31, 2021 compared to the same period in 2020 primarily due to lower average rates of interest, partially offset by higher average balances of investment securities and other interest-earning assets.

Interest Income – Loans

During the three months ended March 31, 2021 compared to the three months ended March 31, 2020, interest income on loans decreased $8.6 million as a result of lower average interest rates on loans. The average yield on loans decreased from 5.15% during the three months ended March 31, 2020, to 4.39% during the three months ended March 31, 2021. This decrease was primarily due to decreased yields in most loan categories as a result of decreased LIBOR and Federal Funds interest rates. Interest income on loans increased $2.2 million as the result of higher average loan balances, which increased from $4.23 billion during the three months ended March 31, 2020, to $4.41 billion during the three months ended March 31, 2021. The higher average balances were primarily due to organic loan growth in commercial business loans, other residential (multi-family) loans, commercial real estate loans and one- to four-family residential loans, partially offset by decreases in outstanding construction loans and consumer loans.

On an on-going basis, the Company has estimated the cash flows expected to be collected from FDIC-acquired loan pools. For each of the loan portfolios acquired, the cash flow estimates have increased, based on the payment histories and the collection of certain loans, thereby reducing loss expectations of certain loan pools, resulting in adjustments to be spread on a level-yield basis over the remaining expected lives of the loan pools. The entire amount of the discount adjustment has been and will be accreted to interest income over time. For the three months ended March 31, 2021 and 2020, the adjustments increased interest income by $691,000 and $1.9 million, respectively.

As of March 31, 2021, the remaining accretable yield adjustment that will affect interest income was $1.3 million. Of the remaining adjustments affecting interest income, we expect to recognize approximately $900,000 of interest income during the remainder of 2021. As discussed in Note 6 of the Notes to Consolidated Financial Statements contained in this report, we adopted the new accounting standard related to accounting for credit losses as of January 1, 2021. With the adoption of this standard, there is no further reclassification of discounts from non-accretable to accretable subsequent to December 31, 2020. All adjustments made prior to January 1, 2021, will continue to be accreted to interest income. Apart from the yield accretion, the average yield on loans was 4.33% during the three months ended March 31, 2021, compared to 4.97% during the three months ended March 31, 2020, as a result of lower current market rates on adjustable rate loans and new loans originated during the past year.

In October 2018, the Company entered into an interest rate swap transaction as part of its ongoing interest rate management strategies to hedge the risk of its floating rate loans. The notional amount of the swap was $400 million with a contractual termination date in October 2025. Under the terms of the swap, the Company received a fixed rate of interest of 3.018% and paid a floating rate of interest equal to one-month USD-LIBOR. The floating rate reset monthly and net settlements of interest due to/from the counterparty also occurred monthly. To the extent that the fixed rate exceeded one-month USD-LIBOR, the Company received net interest settlements, which were recorded as interest income on loans. If one-month USD-LIBOR exceeded the fixed rate of interest, the Company was required to pay net settlements to the counterparty and record those net payments as a reduction of interest income on loans. The Company recorded interest income related to the swap of $2.0 million and $1.6 million, respectively, in the three months ended March 31, 2021 and 2020.

In March 2020, the Company and its swap counterparty mutually agreed to terminate the $400 million interest rate swap prior to its contractual maturity. The Company received a payment of $45.9 million from its swap counterparty as a result of this termination. This $45.9 million, less the accrued interest portion and net of deferred income taxes, is reflected in the Company’s stockholders’ equity as Accumulated Other Comprehensive Income and a portion of it will be accreted to interest income on loans monthly through the original contractual termination date of October 6, 2025. This will have the effect of reducing Accumulated Other Comprehensive Income and increasing Net Interest Income and Retained Earnings over the period. In each quarterly period, until the original contract termination date, the Company expects to record loan interest income related to this swap transaction of approximately $2.0 million, based on the termination values of the swap. The Company currently expects to have an amount of eligible variable rate loans to continue to accrete this interest income in future periods. If this expectation changes and the amount of eligible variable rate loans decreases significantly, the Company may be required to recognize this interest income more rapidly.

Interest Income – Investments and Other Interest-earning Assets

Interest income on investments decreased $266,000 in the three months ended March 31, 2021 compared to the three months ended March 31, 2020. Interest income decreased $485,000 as a result of lower average interest rates from 3.22% during the three months ended March 31, 2020, to 2.75% during the three month period ended March 31, 2021. Partially offsetting that decrease, was an increase of $219,000 as a result of an increase in average balances from $385.0 million during the three months ended March 31, 2020, to $414.7 million during the three months ended March 31, 2021. Average balances of securities increased primarily due to purchases of agency multi-family mortgage-backed securities which have a fixed rate of interest with expected lives of four to ten years. These purchased securities fit with the Company’s current asset/liability management strategies.

Interest income on other interest-earning assets decreased $154,000 in the three months ended March 31, 2021 compared to the three months ended March 31, 2020. Interest income decreased $414,000 as a result of a decrease in average interest rates to 0.10% during the three months ended March 31, 2021 compared to 1.16% during the three months ended March 31, 2020. Market interest rates earned on balances held at the Federal Reserve Bank were significantly lower in the 2021 period due to significant reductions in the federal funds rate of interest. Partially offsetting this decrease, interest income increased $260,000 as a result of an increase in average balances from $90.1 million during the three months ended March 31, 2020, to $419.4 million during the three months ended March 31, 2021. Excess liquidity, after repayment of FHLBank borrowings, was maintained at the Federal Reserve Bank as a result of the significant increase in deposits since March 31, 2020.

Total Interest Expense

Total interest expense decreased $6.0 million, or 47.8%, during the three months ended March 31, 2021, when compared with the three months ended March 31, 2020, due to a decrease in interest expense on deposits of $6.4 million, or 60.1%, a decrease in interest expense on short-term borrowings and repurchase agreements of $640,000, or 98.6%, and a decrease in interest expense on subordinated debentures issued to capital trust of $103,000, or 47.7%, partially offset by an increase in interest expense on subordinated notes of $1.1 million, or 101.1%.

Interest Expense – Deposits

Interest expense on demand deposits decreased $1.6 million due to average rates of interest that decreased from 0.54% in the three months ended March 31, 2020 to 0.22% in the three months ended March 31, 2021. Partially offsetting this decrease, interest expense on demand deposits increased $632,000, due to an increase in average balances from $1.58 billion during the three months ended March 31, 2020 to $2.19 billion during the three months ended March 31, 2021. The Company experienced increased balances in various types of money market accounts and certain types of NOW accounts.

Interest expense on time deposits decreased $3.8 million as a result of a decrease in average rates of interest from 1.99% during the three months ended March 31, 2020, to 0.94% during the three months ended March 31, 2021. Interest expense on time deposits also decreased $1.7 million due to a decrease in average balances of time deposits from $1.71 billion during the three months ended March 31, 2020 to $1.31 billion in the three months ended March 31, 2021. A large portion of the Company’s certificate of deposit portfolio matures within six to eighteen months and therefore reprices fairly quickly; this is consistent with the portfolio over the past several years. Older certificates of deposit that renewed or were replaced with new deposits generally resulted in the Company paying a lower rate of interest due to market interest rate decreases throughout 2020. Market interest rates remained low during the first three months of 2021. The decrease in average balances of time deposits was a result of decreases in both retail customer time deposits obtained through on-line channels and decreases in brokered deposits, primarily those added through the CDARS program purchased funds.

Interest Expense – FHLBank Advances, Short-term Borrowings and Repurchase Agreements, Subordinated Debentures Issued to Capital Trusts and Subordinated Notes

FHLBank advances were not utilized during the three months ended March 31, 2021 and 2020. Overnight borrowings from the FHLBank also were not utilized during the three months ended March 31, 2021 and 2020.

Interest expense on short-term borrowings and repurchase agreements decreased $438,000 due to a decrease in average rates from 0.99% in the three months ended March 31, 2020 to 0.03% in the three months ended March 31, 2021. The decrease was due to a decrease in market interest rates during the period. Interest expense on short-term borrowings and repurchase agreements also decreased $202,000 due to a decrease in average balances from $265.1 million during the three months ended March 31, 2020 to $146.1 million during the three months ended March 31, 2021, which was primarily due to changes in the Company’s funding needs and the mix of funding, which can fluctuate.

During the three months ended March 31, 2021, compared to the three months ended March 31, 2020, interest expense on subordinated debentures issued to capital trusts decreased $103,000 due to lower average interest rates. The average interest rate was

1.78% in the three months ended March 31, 2021 compared to 3.37% in the three months ended March 31, 2020. The subordinated debentures are variable-rate debentures which bear interest at an average rate of three-month LIBOR plus 1.60%, adjusting quarterly, which was 1.81% at March 31, 2021. There was no change in the average balance of the subordinated debentures between the 2020 and the 2021 periods.

In August 2016, the Company issued $75.0 million of 5.25% fixed-to-floating rate subordinated notes due August 15, 2026. The notes were sold at par, resulting in net proceeds, after underwriting discounts and commissions and other issuance costs, of approximately $73.5 million. In June 2020, the Company issued $75.0 million of 5.50% fixed-to-floating rate subordinated notes due June 15, 2030. The notes were sold at par, resulting in net proceeds, after underwriting discounts and commissions and other issuance costs, of approximately $73.5 million. In both cases, these issuance costs are amortized over the expected life of the notes, which is five years from the issuance date, impacting the overall interest expense on the notes. During the three months ended March 31, 2021, compared to the three months ended March 31, 2020, interest expense on subordinated notes increased $1.1 million due to higher average balances resulting from the issuance of new notes in the three months ended June 30, 2020. Interest expense on subordinated notes increased $16,000 due to slightly higher average interest rates. The average interest rate was 6.01% in the three months ended March 31, 2021 compared to 5.92% in the three months ended March 31, 2020.

Net Interest Income

Net interest income for the three months ended March 31, 2021 decreased $849,000 to $44.1 million compared to $44.9 million for the three months ended March 31, 2020. Net interest margin was 3.41% in the three months ended March 31, 2021, compared to 3.84% in the three months ended March 31, 2020, a decrease of 43 basis points, or 11.2%. In both three month periods, the Company’s net interest income and margin were positively impacted by the increases in expected cash flows from the FDIC-assisted acquired loan pools and the resulting increase to accretable yield, which were previously discussed in Note 7 of the Notes to Consolidated Financial Statements. The positive impact of these changes in the three months ended March 31, 2021 and 2020 were increases in interest income of $691,000 and $1.9 million, respectively, and increases in net interest margin of five basis points and 16 basis points, respectively. Excluding the positive impact of the additional yield accretion, in the three months ended March 31, 2021, net interest margin decreased 33 basis points when compared to the year-ago three month period. Most of the net interest margin decrease resulted from changes in the asset mix, with average cash equivalents increasing $329 million and average investment securities increasing $30 million. The average yield on cash equivalents decreased 106 basis points between the 2021 and 2020 periods. Also in comparing the 2021 and 2020 periods, the average yield on loans decreased 76 basis points while the average rate on deposits declined 80 basis points. This change in asset mix represents approximately 24 basis points of the decrease, with the additional subordinated notes issued in June 2020 representing eight basis points.

The Company’s overall average interest rate spread decreased 31 basis points, or 8.7%, from 3.54% during the three months ended March 31, 2020 to 3.23% during the three months ended March 31, 2021. The decrease was due to a 100 basis point decrease in the weighted average yield on interest-earning assets, partially offset by a 69 basis point decrease in the weighted average rate paid on interest-bearing liabilities. In comparing the two periods, the yield on loans decreased 76 basis points, the yield on investment securities decreased 47 basis points and the yield on other interest-earning assets decreased 106 basis points. The rate paid on deposits decreased 80 basis points, the rate paid on short-term borrowings and repurchase agreements decreased 96 basis points, the rate paid on subordinated debentures issued to capital trusts decreased 159 basis points, and the rate paid on subordinated notes increased nine basis points.

For additional information on net interest income components, refer to the “Average Balances, Interest Rates and Yields” tables in this Quarterly Report on Form 10-Q.

Provision and Allowance for Credit Losses

The Company adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, effective January 1, 2021. The CECL methodology replaces the incurred loss methodology with a lifetime “expected credit loss” measurement objective for loans, held-to-maturity debt securities and other receivables measured at amortized cost at the time the financial asset is originated or acquired. This standard requires the consideration of historical loss experience and current conditions adjusted for reasonable and supportable economic forecasts. Our 2020 financial statements are prepared under the incurred loss methodology standard. Upon adoption of the CECL accounting standard, we increased the balance of our allowance for credit losses related to outstanding loans by $11.6 million and created a liability for potential losses related to the unfunded portion of our loans and commitments of approximately $8.7 million. The after-tax effect reduced our retained earnings by approximately $14.2 million. The adjustment was based upon the Company’s analysis of current conditions, assumptions and economic forecasts at

January 1, 2021. ASC 326 requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses as well as the credit quality and underwriting standards of a company’s portfolio.

Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level, or term as well as for changes in environmental conditions, such as changes in the national unemployment rate, commercial real estate price index, housing price index and national retail sales index.

Worsening economic conditions from the COVID-19 pandemic, higher inflation or interest rates, or other factors may lead to increased losses in the portfolio and/or requirements for an increase in provision expense. Management maintains various controls in an attempt to limit future losses, such as a watch list of possible problem loans, documented loan administration policies and loan review staff to review the quality and anticipated collectability of the portfolio. Additional procedures provide for frequent management review of the loan portfolio based on loan size, loan type, delinquencies, financial analysis, on-going correspondence with borrowers and problem loan work-outs. Management determines which loans are potentially uncollectible, or represent a greater risk of loss, and makes additional provisions to expense, if necessary, to maintain the allowance at a satisfactory level.

The provision for credit losses on loans for the three months ended March 31, 2021 was $300,000 compared with $3.9 million for the three months ended March 31, 2020. In the three months ended March 31, 2021, the Company experienced net recoveries of $64,000. Total net charge-offs were $237,000 for the three months ended March 31, 2020. The provision for losses on unfunded commitments for the quarter ended March 31, 2021 was a credit of $674,000, as the level and mix of unfunded commitments resulted in a decrease in the required reserve for such potential losses. We have seen and expect to continue to see rapid reductions in the outstanding automobile loan balance as we determined in February 2019 to cease providing indirect lending services to automobile dealerships. At March 31, 2021, indirect automobile loans totaled approximately $38 million. General market conditions and unique circumstances related to specific industries and individual projects contributed to the level of provisions and charge-offs. Collateral and repayment evaluations of all assets categorized as potential problem loans, non-performing loans or foreclosed assets were completed with corresponding charge-offs or reserve allocations made as appropriate.

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

The Bank’s allowance for credit losses as a percentage of total loans was 1.56% and 1.32% at March 31, 2021 and December 31, 2020, respectively. Prior to January 1, 2021, the ratio excluded the FDIC-assisted acquired loans. Management considers the allowance for credit losses adequate to cover losses inherent in the Bank’s loan portfolio at March 31, 2021, based on recent reviews of the Bank’s loan portfolio and current economic conditions. If challenging economic conditions were to last longer than anticipated or deteriorate further or management’s assessment of the loan portfolio were to change, additional loan loss provisions could be required, thereby adversely affecting the Company’s future results of operations and financial condition.

Non-performing Assets

As a result of changes in balances and composition of the loan portfolio, changes in economic and market conditions and other factors specific to a borrower’s circumstances, the level of non-performing assets will fluctuate.

At March 31, 2021, non-performing assets, including FDIC-acquired assets, were $10.9 million, an increase of $2.8 million from $8.1 million at December 31, 2020. Non-performing assets as a percentage of total assets were 0.19% at March 31, 2021 and 0.15% at December 31, 2020. At March 31, 2021, non-performing assets, excluding all FDIC-acquired assets, were $6.7 million, an increase of $2.9 million from $3.8 million at December 31, 2020. Excluding all FDIC-acquired assets, non-performing assets as a percentage of total assets were 0.12% at March 31, 2021, compared to 0.07% at December 31, 2020.

Compared to December 31, 2020, and excluding all FDIC-acquired loans, non-performing loans increased $3.0 million to $6.0 million at March 31, 2021, and foreclosed assets decreased $73,000 to $704,000 at March 31, 2021. Including all FDIC-acquired loans, when compared to December 31, 2020, non-performing loans increased $2.7 million to $9.5 million at March 31, 2021, and foreclosed assets increased $96,000 to $1.3 million at March 31, 2021. Non-performing one- to four-family residential loans comprised $4.2 million, or 44.2%, of the total non-performing loans at March 31, 2021, a decrease of $242,000 from December 31, 2020. The majority of the non-performing FDIC-acquired loans are in the one- to four-family category. Non-performing commercial real estate loans comprised $3.4 million, or 35.6%, of the total non-performing loans at March 31, 2021, an increase of $2.5 million from December 31, 2020. Non-performing consumer loans comprised $1.0 million, or 10.7%, of the total non-performing loans at March 31, 2021, a decrease of $252,000 from December 31, 2020. Non-performing construction and land development loans comprised $622,000, or 6.5%, of the total non-performing loans at March 31, 2021, all of which was added during the three months ended March 31, 2021. Non-performing commercial business loans comprised $106,000, or 1.1%, of the total non-performing loans at March 31, 2021, a decrease of $8,000 from December 31, 2020.

Non-performing Loans. Activity in the non-performing loans category during the three months ended March 31, 2021 was as follows:

				Transfers to	Transfers to
	Beginning	Additions	Removed	Potential	Foreclosed			Ending
	Balance,	to Non-	from Non-	Problem	Assets and	Charge-		Balance,
	January 1	Performing	Performing	Loans	Repossessions	Offs	Payments	March 31

	(In Thousands)
One- to four-family construction	$—	$—	$—	$—	$—	$—	$—	$—
Subdivision construction	—	—	—	—	—	—	—	—
Land development	—	622	—	—	—	—	—	622
Commercial construction	—	—	—	—	—	—	—	—
One- to four-family residential	4,465	359	—	—	(183)	(5)	(413)	4,223
Other residential	190	—	—	—	—	—	(5)	185
Commercial real estate	849	2,556	—	—	—	—	(11)	3,394
Commercial business	114	—	—	—	—	—	(8)	106
Consumer	1,268	189	(179)	—	(28)	(113)	(121)	1,016
Total non-performing loans	6,886	3,726	(179)	—	(211)	(118)	(558)	9,546
Less: FDIC-acquired loans	3,843	85	—	—	(183)	(65)	(104)	3,576

Total non-performing loans net of FDIC-acquired loans	$3,043	$3,641	$(179)	$—	$(28)	$(53)	$(454)	$5,970

At March 31, 2021, the non-performing one- to four-family residential category included 65 loans, four of which were added during 2021. The largest relationship in the category totaled $344,000, or 8.1% of the total category. The non-performing commercial real estate category included six loans, two of which were added during 2021. The largest relationship in the category was added during the period and totaled $2.4 million, or 69.4% of the total category. It is collateralized by a medical office building in the Chicago, Ill., area. The non-performing consumer category included 60 loans, 16 of which were added in 2021, and the majority of which are indirect and used automobile loans. The non-performing land development category consisted of one loan, which totaled $622,000 and was added during 2021, and is collateralized by unimproved zoned vacant ground in southern Illinois.

In the table above, loans that were modified under the guidance provided by the CARES Act are not non-performing loans as they are current under their modified terms. For additional information about these loan modifications, see the “Loan Modifications” section of this report.

Potential Problem Loans. Compared to December 31, 2020, and excluding all FDIC-acquired loans, potential problem loans decreased $720,000 to $3.6 million at March 31, 2021. Compared to December 31, 2020, potential problem loans, including the FDIC-assisted acquired loans, decreased $757,000, or 12.9%, to $5.1 million at March 31, 2021. This decrease was primarily due to payments of $123,000 on potential problem loans, $576,000 in loans upgraded and removed from the potential problem loan category, $34,000 in loans transferred to foreclosed assets and repossessions, and $44,000 in loan write-downs, partially offset by $21,000 in loans added to potential problem loans. Potential problem loans are loans which management has identified through routine internal review procedures as having possible credit problems that may cause the borrowers difficulty in complying with the current repayment terms. These loans are not reflected in non-performing assets.

Due to the continued economic uncertainty associated with COVID-19, it is possible that we could experience an increase in potential problem loans during the remainder of 2021. As noted, we experienced an increased level of loan modifications in late March through June 2020; however, loan modifications have continued to trend down through March 31, 2021. In accordance with the CARES Act and guidance from the banking regulatory agencies, we made certain short-term modifications to loan terms to help our customers navigate through the current pandemic situation. Although loan modifications were made, they did not result in these loans being classified as TDRs, potential problem loans or non-performing loans. If more severe or lengthier negative impacts of the COVID-19 pandemic occur or the effects of the SBA loan programs and other loan and stimulus programs do not enable companies and individuals to completely recover financially, this could result in longer-term modifications, which may be deemed to be TDRs, additional potential problem loans and/or additional non-performing loans. Further actions on our part, including additions to the allowance for credit losses, could result.

Activity in the potential problem loans categories during the three months ended March 31, 2021, was as follows:

			Removed		Transfers to
	Beginning	Additions	from	Transfers to	Foreclosed			Ending
	Balance,	to Potential	Potential	Non-	Assets and	Charge-		Balance,
	January 1	Problem	Problem	Performing	Repossessions	Offs	Payments	March 31

	(In Thousands)
One- to four-family construction	$—	$—	$—	$—	$—	$—	$—	$—
Subdivision construction	21	—	—	—	—	—	(2)	19
Land development	—	—	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—	—	—
One- to four-family residential	2,157	—	—	—	—	—	(48)	2,109
Other residential	—	—	—	—	—	—	—	—
Commercial real estate	3,080	—	(554)	—	—	—	(12)	2,514
Commercial business	—	—	—	—	—	—	—	—
Consumer	588	21	(22)	(1)	(34)	(44)	(61)	447
Total potential problem loans	5,846	21	(576)	(1)	(34)	(44)	(123)	5,089
Less: FDIC-acquired loans	1,523	—	—	—	—	—	(37)	1,486

Total potential problem loans net of FDIC-acquired loans	$4,323	$21	$(576)	$(1)	$(34)	$(44)	$(86)	$3,603

At March 31, 2021, the commercial real estate category of potential problem loans included three loans, none of which were added during 2021. The largest relationship in this category (added during 2018), which totaled $1.8 million, or 70.3% of the total category, is collateralized by a mixed use commercial retail building in St. Louis, Mo. Payments were current on this relationship at March 31, 2021. A single loan of $554,000 in the commercial real estate category of potential problem loans was upgraded to performing after six months of consecutive payments. The one- to four-family residential category of potential problem loans included 33 loans, none of which were added during 2021. The largest relationship in this category totaled $320,000, or 14.8% of the total category. The consumer category of potential problem loans included 36 loans, five of which were added during 2021, the majority of which are indirect and used automobile loans.

Other Real Estate Owned and Repossessions. Of the total $1.9 million of other real estate owned and repossessions at March 31, 2021, $532,000 represents properties which were not acquired through foreclosure.

Activity in other real estate owned and repossessions during the three months ended March 31, 2021, was as follows:

	Beginning					Ending
	Balance,			Capitalized	Write-	Balance,
	January 1	Additions	Sales	Costs	Downs	March 31

	(In Thousands)

One- to four-family construction	$—	$—	$—	$—	$—	$—
Subdivision construction	263	—	—	—	(94)	169
Land development	682	—	—	—	—	682
Commercial construction	—	—	—	—	—	—
One- to four-family residential	125	182	(14)	—	—	293
Other residential	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—
Consumer	153	263	(241)	—	—	175
Total foreclosed assets and repossessions	1,223	445	(255)	—	(94)	1,319
Less: FDIC acquired assets	446	183	(14)	—	—	615

Total foreclosed assets and repossessions net of FDIC-acquired assets	$777	$262	$(241)	$—	$(94)	$704

At March 31, 2021, the land development category of foreclosed assets included two properties, with one located in the Camdenton, Mo., area and the other in Pleasant Hill, Iowa (this was an FDIC-acquired asset). The subdivision construction category of foreclosed assets included one property, located in the Branson, Mo., area, and had a balance of $169,000 after a valuation write-down during the period. The one- to four-family residential category of foreclosed assets included three properties. Two properties were added during the three months ended March 31, 2021 (both of which were FDIC-acquired assets). The amount of additions and sales in the consumer category are due to the volume of repossessions of automobiles, which generally are subject to a shorter repossession process.

Loans Classified “Watch”

The Company reviews the credit quality of its loan portfolio using an internal grading system that classifies loans as “Satisfactory,” “Watch,” “Special Mention,” “Substandard” and “Doubtful.” Loans classified as “Watch” are being monitored because of indications of potential weaknesses or deficiencies that may require future classification as special mention or substandard. In the three months ended March 31, 2021, loans classified as “Watch” decreased $20.0 million, from $64.8 million at December 31, 2020 to $44.8 million at March 31, 2021. This decrease was primarily due to loans being upgraded out of the “watch” category, which primarily included one $14.3 million relationship collateralized by a shopping center and one $3.9 million relationship collateralized by a shopping center and other real estate and business assets. See Note 6 for further discussion of the Company’s loan grading system.

Non-interest Income

For the three months ended March 31, 2021, non-interest income increased $2.4 million to $9.7 million when compared to the three months ended March 31, 2020, primarily as a result of the following items:

Net gains on loan sales: Net gains on loan sales increased $2.1 million compared to the prior year period. The increase was due to an increase in originations of fixed-rate loans during the 2021 period compared to the 2020 period. Fixed rate single-family mortgage loans originated are generally subsequently sold in the secondary market. Fixed-rate mortgage loan originations increased substantially when market interest rates decreased to historically low levels in 2020.

Gain (loss) on derivative interest rate products: The net gain on derivative interest rate products increased $881,000 compared to the net loss in the prior year period. In the 2021 period, the Company recognized a $474,000 increase in the net fair value related to interest rate swaps in the Company’s back-to-back swap program with loan customers and swap counterparties. As market interest rates increase, this generally increases the net fair value of these back-to-back swaps. This is a non-cash item as there was no required settlement of this amount between the Company and its swap counterparties.

Other income: Other income decreased $616,000 compared to the prior year period. In the 2020 period, the Company recognized approximately $486,000 of fee income related to newly-originated interest rate swaps in the Company’s back-to-back swap program with loan customers and swap counterparties, with no such fee income generated in the current period. In the 2020 period, the Company also recognized more income related to the exit of certain tax credit partnerships.

Non-interest Expense

For the three months ended March 31, 2021, non-interest expense decreased $494,000 to $30.3 million when compared to the three months ended March 31, 2020, primarily as a result of the following items:

Salaries and employee benefits: Salaries and employee benefits decreased $1.0 million from the prior year period. In March 2020, the Company approved a special cash bonus to all employees totaling $1.1 million in response to the COVID-19 pandemic. This bonus was not repeated in the first quarter of 2021.

Insurance: Insurance expense increased $378,000 compared to the prior year period. This increase was primarily due to an increase in FDIC deposit insurance premiums. In the three months ended March 31, 2020, the Company had a credit with the FDIC for a portion of premiums previously paid to the deposit insurance fund. The deposit insurance fund balance was sufficient to result in no premium being due for the three months ended March 31, 2020, while the premium expense was $357,000 in the three months ended March 31, 2021.

Expense on other real estate owned and repossessions: Expense on other real estate owned and repossessions decreased $211,000 compared to the prior year period primarily due to higher valuation write-downs of certain foreclosed assets during the 2020 period. During the 2020 period, expenses related to certain foreclosed assets totaled approximately $414,000, while such expenses in the 2021 period totaled approximately $23,000.

The Company’s efficiency ratio for the three months ended March 31, 2021, was 56.33% compared to 58.91% for the same period in 2020. In the three months ended March 31, 2021, the improved efficiency ratio was due to an increase in non-interest income and a decrease in non-interest expense. The Company’s ratio of non-interest expense to average assets was 2.22% and 2.48% for the three months ended March 31, 2021 and 2020, respectively. The decrease in the current three-month period ratio was primarily due to an increase in average assets. Average assets for the three months ended March 31, 2021, increased $504.8 million, or 10.2%, from the three months ended March 31, 2020, primarily due to increases in net loans receivable, investment securities and interest bearing cash equivalents.

Provision for Income Taxes

For the three months ended March 31, 2021 and 2020, the Company’s effective tax rate was 21.0% and 15.6%, respectively. These effective rates were at or below the statutory federal tax rate of 21%, due primarily to the utilization of certain investment tax credits and to tax-exempt investments and tax-exempt loans, which reduced the Company’s effective tax rate. The Company’s effective tax rate may fluctuate in future periods as it is impacted by the level and timing of the Company’s utilization of tax credits, the level of tax-exempt investments and loans, the amount of taxable income in various state jurisdictions and the overall level of pre-tax income. The higher effective tax rate in the 2021 period was due to higher overall income, lower levels of low income housing tax credits and less tax-exempt interest income compared to prior periods. The Company’s effective income tax rate is currently generally expected to remain at or below the statutory federal tax rate due primarily to the factors noted above. The Company currently expects its effective tax rate (combined federal and state) to be approximately 19.5% to 20.5% in future periods.

Average Balances, Interest Rates and Yields

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. Average balances of loans receivable include the average balances of non-accrual loans for each period. Interest income on loans includes interest received on non-accrual loans on a cash basis. Interest income on loans includes the amortization of net loan fees which were deferred in accordance with accounting standards. Net fees included in interest income were

$2.5 million and $1.1 million for the three months ended March 31, 2021 and 2020, respectively. Tax-exempt income was not calculated on a tax equivalent basis. The table does not reflect any effect of income taxes.

	March 31,	Three Months Ended			Three Months Ended
	2021(2)	March 31, 2021			March 31, 2020
	Yield/	Average		Yield/	Average		Yield/
	Rate	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars in Thousands)
Interest-earning assets:
Loans receivable:
One- to four-family residential	3.51%	$664,562	$6,516	3.98%	$603,872	$7,138	4.75%
Other residential	4.19	999,094	10,927	4.44	826,431	10,755	5.23
Commercial real estate	4.15	1,562,689	16,584	4.30	1,489,790	18,581	5.02
Construction	4.13	604,382	6,731	4.52	709,974	9,722	5.51
Commercial business	3.74	323,429	3,887	4.87	269,160	3,192	4.77
Other loans	5.04	237,499	2,891	4.94	317,437	4,533	5.74
Industrial revenue bonds(1)	4.40	14,924	173	4.70	10,274	209	8.17

Total loans receivable	4.30	4,406,579	47,709	4.39	4,226,938	54,130	5.15

Investment securities(1)	2.63	414,696	2,817	2.75	385,003	3,083	3.22
Other interest-earning assets	0.25	419,426	107	0.10	90,122	261	1.16

Total interest-earning assets	3.76	5,240,701	50,633	3.92	4,702,063	57,474	4.92
Non-interest-earning assets:
Cash and cash equivalents		94,210			90,780
Other non-earning assets		133,443			170,673
Total assets		$5,468,354			$4,963,516

Interest-bearing liabilities:
Interest-bearing demand and savings	0.19	$2,188,978	1,194	0.22	$1,575,511	2,117	0.54
Time deposits	0.83	1,312,089	3,028	0.94	1,712,901	8,460	1.99
Total deposits	0.41	3,501,067	4,222	0.49	3,288,412	10,577	1.29
Short-term borrowings, repurchase agreements and other interest-bearing liabilities	0.03	146,148	9	0.03	265,054	649	0.99
Subordinated debentures issued to capital trusts	1.81	25,774	113	1.78	25,774	216	3.37
Subordinated notes	5.92	148,514	2,200	6.01	74,335	1,094	5.92

Total interest-bearing liabilities	0.62	3,821,503	6,544	0.69	3,653,575	12,536	1.38
Non-interest-bearing liabilities:
Demand deposits		983,120			675,984
Other liabilities		43,890			34,946
Total liabilities		4,848,513			4,364,505
Stockholders’ equity		619,841			599,011
Total liabilities and stockholders’ equity		$5,468,354			$4,963,516

Net interest income:
Interest rate spread	3.14%		$44,089	3.23%		$44,938	3.54%
Net interest margin*				3.41%			3.84%
Average interest-earning assets to average interest- bearing liabilities		137.1%			128.7%

*    Defined as the Company’s net interest income divided by total average interest-earning assets.

(1)	Of the total average balances of investment securities, average tax-exempt investment securities were $45.2 million and $32.6 million for the three months ended March 31, 2021 and 2020, respectively. In addition, average tax-exempt loans and industrial revenue bonds were $18.7 million and $21.0 million for the three months ended March 31, 2021 and 2020, respectively. Interest income on tax-exempt assets included in this table was $419,000 and $524,000 for the three months ended March 31, 2021 and 2020, respectively. Interest income net of disallowed interest expense related to tax-exempt assets was $403,000 and $478,000 for the three months ended March 31, 2021 and 2020, respectively.
(2)	The yield on loans at March 31, 2021 does not include the impact of the accretable yield (income) on loans acquired in the FDIC-assisted transactions. See “Net Interest Income” for a discussion of the effect on results of operations for the three months ended March 31, 2021.

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

	Three Months Ended March 31,
	2021 vs. 2020
	Increase (Decrease)		Total
	Due to		Increase
	Rate	Volume	(Decrease)

	(Dollars in Thousands)
Interest-earning assets:
Loans receivable	$(8,576)	$2,155	$(6,421)
Investment securities	(485)	219	(266)
Other interest-earning assets	(414)	260	(154)
Total interest-earning assets	(9,475)	2,634	(6,841)
Interest-bearing liabilities:
Demand deposits	(1,555)	632	(923)
Time deposits	(3,766)	(1,666)	(5,432)
Total deposits	(5,321)	(1,034)	(6,355)
Short-term borrowings	(438)	(202)	(640)
Subordinated debentures issued to capital trust	(103)	—	(103)
Subordinated notes	16	1,090	1,106
Total interest-bearing liabilities	(5,846)	(146)	(5,992)
Net interest income	$(3,629)	$2,780	$(849)

Liquidity

Liquidity is a measure of the Company’s ability to generate sufficient cash to meet present and future financial obligations in a timely manner through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. These obligations include the credit needs of customers, funding deposit withdrawals, and the day-to-day operations of the Company. Liquid assets include cash, interest-bearing deposits with financial institutions and certain investment securities and loans. As a result of the Company’s management of the ability to generate liquidity primarily through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors’ requirements and meet its borrowers’ credit needs. At

March 31, 2021, the Company had commitments of approximately $147.2 million to fund loan originations, $1.18 billion of unused lines of credit and unadvanced loans, and $16.0 million of outstanding letters of credit.

Loan commitments and the unfunded portion of loans at the dates indicated were as follows (in thousands):

	March 31,	December 31,	December 31,	December 31,	December 31,
	2021	2020	2019	2018	2017
Closed non-construction loans with unused available lines
Secured by real estate (one- to four-family)	$170,353	$164,480	$155,831	$150,948	$133,587
Secured by real estate (not one- to four-family)	25,754	22,273	19,512	11,063	10,836
Not secured by real estate - commercial business	71,132	77,411	83,782	87,480	113,317

Closed construction loans with unused available lines
Secured by real estate (one-to four-family)	52,653	42,162	48,213	37,162	20,919
Secured by real estate (not one-to four-family)	812,111	823,106	798,810	906,006	718,277

Loan Commitments not closed
Secured by real estate (one-to four-family)	93,229	85,917	69,295	24,253	23,340
Secured by real estate (not one-to four-family)	50,883	45,860	92,434	104,871	156,658
Not secured by real estate - commercial business	3,119	699	—	405	4,870

	$1,279,234	$1,261,908	$1,267,877	$1,322,188	$1,181,804

The Company’s primary sources of funds are customer deposits, FHLBank advances, other borrowings, loan repayments, unpledged securities, proceeds from sales of loans and available-for-sale securities and funds provided from operations. The Company utilizes particular sources of funds based on the comparative costs and availability at the time. The Company has from time to time chosen not to pay rates on deposits as high as the rates paid by certain of its competitors and, when believed to be appropriate, supplements deposits with less expensive alternative sources of funds.

At March 31, 2021, the Company had these available secured lines and on-balance sheet liquidity:

Federal Home Loan Bank line	$1,002.0 million
Federal Reserve Bank line	$444.8 million
Cash and cash equivalents	$612.5 million
Unpledged securities	$270.7 million

Statements of Cash Flows. During both the three months ended March 31, 2020 and 2019, the Company had positive cash flows from operating activities, negative cash flows from investing activities and positive cash flows from financing activities.

Cash flows from operating activities for the periods covered by the Statements of Cash Flows have been primarily related to changes in accrued and deferred assets, credits and other liabilities, the provision for credit losses, depreciation and amortization, realized gains on sales of loans and the amortization of deferred loan origination fees and discounts (premiums) on loans and investments, all of which are non-cash or non-operating adjustments to operating cash flows. Net income adjusted for non-cash and non-operating items and the origination and sale of loans held for sale were the primary source of cash flows from operating activities. Operating activities provided cash flows of $24.5 million and $17.7 million during the three months ended March 31, 2021 and 2020, respectively.

During the three months ended March 31, 2021, investing activities used cash of $55.9 million, primarily due to the purchase of investment securities and the purchase of loans, partially offset by the net repayment of loans and payments received on investment securities. Investing activities in the 2020 period used cash of $4.3 million, primarily due to the net origination of loans, the purchase of investment securities and the purchase of equipment, partially offset by the cash proceeds from the termination of interest rate derivatives and the payments received on investment securities.

Changes in cash flows from financing activities during the periods covered by the Statements of Cash Flows are due to changes in deposits after interest credited and changes in short-term borrowings, as well as advances from borrowers for taxes and insurance, dividend payments to stockholders, purchases of the Company’s common stock and the exercise of common stock options. Financing activities provided cash of $80.2 million and $7.0 million during the three months ended March 31, 2021 and 2020, respectively. In the 2021 three-month period, financing activities provided cash primarily as a result of net increases in checking account balances, partially offset by decreases in time deposits, decreases in short-term borrowings, dividends paid to stockholders and the purchase of the Company’s common stock. In the 2020 three-month period, financing activities provided cash primarily as a result of net increases in checking account balances and certificates of deposit, partially offset by decreases in short-term borrowings, dividends paid to stockholders and the purchase of the Company’s common stock.

Capital Resources

Management continuously reviews the capital position of the Company and the Bank to ensure compliance with minimum regulatory requirements, as well as to explore ways to increase capital either by retained earnings or other means.

At March 31, 2021, the Company’s total stockholders’ equity and common stockholders’ equity were each $611.5 million, or 10.9% of total assets, equivalent to a book value of $44.65 per common share. As of December 31, 2020, total stockholders’ equity and common stockholders’ equity were each $629.7 million, or 11.4% of total assets, equivalent to a book value of $45.79 per common share. At March 31, 2021, the Company’s tangible common equity to tangible assets ratio was 10.8%, compared to 11.3% at December 31, 2020 (See Non-GAAP Financial Measures below).

Included in stockholders’ equity at March 31, 2021 and December 31, 2020, were unrealized gains (net of taxes) on the Company’s available-for-sale investment securities totaling $9.3 million and $23.3 million, respectively. This decrease in unrealized gains primarily resulted from rising market interest rates, which decreased the fair value of the investment securities.

Also included in stockholders’ equity at March 31, 2021, were realized gains (net of taxes) on the Company’s cash flow hedge (interest rate swap), which was terminated in March 2020, totaling $28.3 million. This amount, plus associated deferred taxes, is expected to be accreted to interest income over the remaining term of the original interest rate swap contract, which was to end in October 2025. At March 31, 2021, the remaining pre-tax amount to be recorded in interest income was $36.7 million. The net effect on total stockholders’ equity over time will be no impact as the reduction of this realized gain will be offset by an increase in retained earnings (as the interest income flows through pre-tax income).

Banks are required to maintain minimum risk-based capital ratios. These ratios compare capital, as defined by the risk-based regulations, to assets adjusted for their relative risk as defined by the regulations. Under current guidelines banks must have a minimum common equity Tier 1 capital ratio of 4.50%, a minimum Tier 1 risk-based capital ratio of 6.00%, a minimum total risk-based capital ratio of 8.00%, and a minimum Tier 1 leverage ratio of 4.00%. To be considered “well capitalized,” banks must have a minimum common equity Tier 1 capital ratio of 6.50%, a minimum Tier 1 risk-based capital ratio of 8.00%, a minimum total risk-based capital ratio of 10.00%, and a minimum Tier 1 leverage ratio of 5.00%. On March 31, 2021, the Bank’s common equity Tier 1 capital ratio was 14.1%, its Tier 1 capital ratio was 14.1%, its total capital ratio was 15.4% and its Tier 1 leverage ratio was 11.8%. As a result, as of March 31, 2021, the Bank was well capitalized, with capital ratios in excess of those required to qualify as such. On December 31, 2020, the Bank’s common equity Tier 1 capital ratio was 13.7%, its Tier 1 capital ratio was 13.7%, its total capital ratio was 14.9% and its Tier 1 leverage ratio was 11.8%. As a result, as of December 31, 2020, the Bank was well capitalized, with capital ratios in excess of those required to qualify as such.

The FRB has established capital regulations for bank holding companies that generally parallel the capital regulations for banks. On March 31, 2021, the Company’s common equity Tier 1 capital ratio was 12.7%, its Tier 1 capital ratio was 13.2%, its total capital ratio was 17.8% and its Tier 1 leverage ratio was 11.0%. To be considered well capitalized, a bank holding company must have a Tier 1 risk-based capital ratio of at least 6.00% and a total risk-based capital ratio of at least 10.00%. As of March 31, 2021, the Company was considered well capitalized, with capital ratios in excess of those required to qualify as such. On December 31, 2020, the Company’s common equity Tier 1 capital ratio was 12.2%, its Tier 1 capital ratio was 12.7%, its total capital ratio was 17.2% and its Tier 1 leverage ratio was 10.9%. As of December 31, 2020, the Company was considered well capitalized, with capital ratios in excess of those required to qualify as such.

In addition to the minimum common equity Tier 1 capital ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio, the Company and the Bank have to maintain a capital conservation buffer consisting of additional common equity Tier 1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses. At March 31, 2021, the Company and the Bank both had additional common equity Tier 1 capital in excess of the buffer amount.

For additional information, see “Item 1. Business--Government Supervision and Regulation-Capital” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Dividends. During the three months ended March 31, 2021, the Company declared a common stock cash dividend of $0.34 per share, or 25% of net income per diluted common share for that three month period, and paid a common stock cash dividend of $0.34 per share (which was declared in December 2020). During the three months ended March 31, 2020, the Company declared common stock cash dividends of $1.34 per share, or 129% of net income per diluted common share for that three month period, and paid common stock cash dividends of $1.34 per share ($0.34 of which was declared in December 2019). The dividends declared and paid during the three months ended March 31, 2020 included a special cash dividend of $1.00 per share in addition to the regular cash dividend of $0.34 per share. The Board of Directors meets regularly to consider the level and the timing of dividend payments. The $0.34 per share dividend declared but unpaid as of March 31, 2021, was paid to stockholders in April 2021.

Common Stock Repurchases and Issuances. The Company has been in various buy-back programs since May 1990. During the three months ended March 31, 2021, the Company issued 15,904 shares of stock at an average price of $39.09 per share to cover stock option exercises and repurchased 74,865 shares of its common stock at an average price of $50.50 per share. During the three months ended March 31, 2020, the Company issued 6,475 shares of stock at an average price of $37.58 per share to cover stock option exercises and repurchased 183,707 shares of its common stock at an average price of $44.36 per share.

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

On October 21, 2020, the Company’s Board of Directors authorized management to repurchase up to one million additional shares of the Company’s common stock under a program of open market purchases or privately negotiated transactions. The authorization of this program became effective in November 2020 and does not have an expiration date.

Non-GAAP Financial Measures

This document contains certain financial information determined by methods other than in accordance with accounting principles generally accepted in the United States (“GAAP”). These non-GAAP financial measures include the ratio of tangible common equity to tangible assets.

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

Non-GAAP Reconciliation: Ratio of Tangible Common Equity to Tangible Assets

	March 31,	December 31,
	2021	2020

	(Dollars in Thousands)

Common equity at period end	$611,457	$629,741
Less: Intangible assets at period end	6,655	6,944
Tangible common equity at period end (a)	$604,802	$622,797

Total assets at period end	$5,603,770	$5,526,420
Less: Intangible assets at period end	6,655	6,944
Tangible assets at period end (b)	$5,597,115	$5,519,476

Tangible common equity to tangible assets (a) / (b)	10.81%	11.28%

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

The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained despite fluctuations in prevailing interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time. The difference, or the interest rate repricing “gap,” provides an indication of the extent to which an institution’s interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities repricing during the same period, and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets during the same period. Generally, during a period of rising interest rates, a negative gap within shorter repricing periods would adversely affect net interest income, while a positive gap within shorter repricing periods would result in an increase in net interest income. During a period of falling interest rates, the opposite would be true. As of March 31, 2021, Great Southern’s interest rate risk models indicate that, generally, rising interest rates are expected to have a positive impact on the Company’s net interest income, while declining interest rates are expected to have a negative impact on net interest income. We model various interest rate scenarios for rising and falling rates, including both parallel and non-parallel shifts in rates. The results of our modeling indicate that net interest income is not likely to be significantly affected either positively or negatively in the first twelve months following a rate change, regardless of any changes in interest rates, because our portfolios are relatively well matched in a twelve-month horizon. In a situation where market interest rates decrease significantly in a short period of time, as they did in March 2020, our net interest margin decrease may be more pronounced in the very near term (first one to three months), due to fairly rapid decreases in LIBOR interest rates. In the subsequent months we expect that the net interest margin would stabilize and begin to improve, as renewal interest rates on maturing time deposits are expected to decrease compared to the current rates paid on those products. Subsequent to March 31, 2021, cumulative time deposit maturities are as follows: within three months --$339 million; within six months -- $619 million; and within twelve months -- $941 million. At March 31, 2021, the weighted average interest rates on these various cumulative maturities were 0.78%, 0.79% and 0.78%, respectively.

The current level and shape of the interest rate yield curve poses challenges for interest rate risk management. Prior to its increase of 0.25% on December 16, 2015, the FRB had last changed interest rates on December 16, 2008. This was the first rate increase since September 29, 2006. The FRB also implemented rate change increases of 0.25% on eight additional occasions beginning December 14, 2016 and through December 31, 2018, with the Federal Funds rate reaching as high as 2.50%. After December 2018, the FRB paused its rate increases and, in July, September and October 2019, implemented rate decreases of 0.25% on each of those occasions. At December 31, 2019, the Federal Funds rate stood at 1.75%. In response to the COVID-19 pandemic, the FRB decreased interest rates on two occasions in March 2020, a 0.50% decrease on March 3rd and a 1.00% decrease on March 16th. At March 31, 2021, the Federal Funds rate stood at 0.25%. A substantial portion of Great Southern’s loan portfolio ($2.00 billion at March 31, 2021) is tied to the one-month or three-month LIBOR index and will be subject to adjustment at least once within 90 days after March 31, 2021. Of these loans, $1.97 billion had interest rate floors. Great Southern also has a portfolio of loans ($246 million at March 31,

2021) tied to a “prime rate” of interest and will adjust immediately with changes to the “prime rate” of interest. During 2020, we experienced some compression of our net interest margin due to 2.25% of Federal Fund rate cuts. Margin compression primarily resulted from generally slower changing average interest rates on deposits and borrowings and lower yields on loans and other interest-earning assets. LIBOR interest rates decreased further in April and May of 2020, putting pressure on loan yields during most of 2020 and into 2021, and strong pricing competition for loans and deposits remains in most of our markets.

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

ITEM 4. CONTROLS AND PROCEDURES

We maintain a system of disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) that is designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate. An evaluation of our disclosure controls and procedures was carried out as of March 31, 2021, under the supervision and with the participation of our principal executive officer, principal financial officer and several other members of our senior management. Our principal executive officer and principal financial officer concluded that, as of March 31, 2021, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the principal executive officer and principal financial officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 21, 2020, the Company’s Board of Directors authorized management to repurchase up to 1,000,000 shares of the Company’s outstanding common stock, under a program of open market purchases or privately negotiated transactions. This program became effective in November 2020 and does not have an expiration date.

From time to time, the Company may utilize a pre-arranged trading plan pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934 to repurchase its shares under its repurchase programs.

The following table reflects the Company’s repurchase activity during the three months ended March 31, 2021.

			Total Number of	Maximum Number
	Total Number	Average	Shares Purchased	of Shares that May
	of Shares	Price	as Part of Publicly	Yet Be Purchased
	Purchased	Per Share	Announced Plan	Under the Plan(1)

January 1, 2021 – January 31, 2021	18,559	$49.29	18,559	917,976
February 1, 2021 – February 28, 2021	55,853	50.87	55,853	862,123
March 1, 2021 – March 31, 2021	453	53.53	453	861,670
	74,865	$50.50	74,865

(1)	Amount represents the number of shares available to be repurchased under the current program as of the last calendar day of the month shown.

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

(v)

The Purchase and Assumption Agreement All Deposits, dated as of June 20, 2014, among Federal Deposit Insurance Corporation, Receiver of Valley Bank, Moline, Illinois, Federal Deposit Insurance Corporation and Great Southern Bank, previously filed with the Commission (File no. 000-18082) as Exhibit 2.1(v) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 20, 2014 is incorporated herein by reference as Exhibit 2(v).

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

The Company hereby agrees to furnish the SEC upon request, copies of the instruments defining the rights of the holders of each other issue of the Registrant’s long-term debt.

(9)	Voting trust agreement

Inapplicable.

(10)	Material contracts

The Registrant’s 2003 Stock Option and Incentive Plan previously filed with the Commission (File No. 000-18082) as Annex A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 14, 2003, is incorporated herein by reference as Exhibit 10.2.*

The Amended and Restated Employment Agreement, dated November 4, 2019, between the Registrant and William V. Turner previously filed with the Commission (File no. 000-18082) as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019, is incorporated herein by reference as Exhibit 10.3.*

The Amended and Restated Employment Agreement, dated November 4, 2019, between the Registrant and Joseph W. Turner previously filed with the Commission (File no. 000-18082) as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period fiscal year ended September 30, 2019, is incorporated herein by reference as Exhibit 10.4.*

Amendment No. 1, dated as of March 5, 2020, to the Amended and Restated Employment Agreement with Joseph W. Turner previously filed with the Commission (File no. 000-18082) as Exhibit 10.4A to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020 is incorporated herein by reference as Exhibit 10.4A.*

The form of incentive stock option agreement under the Registrant’s 2003 Stock Option and Incentive Plan previously filed with the Commission as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File no. 000-18082) filed on February 24, 2005 is incorporated herein by reference as Exhibit 10.5.*

The form of non-qualified stock option agreement under the Registrant’s 2003 Stock Option and Incentive Plan previously filed with the Commission as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File no. 000-18082) filed on February 24, 2005 is incorporated herein by reference as Exhibit 10.6.*

A description of the current salary and bonus arrangements for 2020 for the Registrant’s executive officers previously filed with the Commission as Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 is incorporated herein by reference as Exhibit 10.7.*

A description of the current fee arrangements for the Registrant’s directors previously filed with the Commission as Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 is incorporated herein by reference as Exhibit 10.8.*

Small Business Lending Fund – Securities Purchase Agreement, dated August 18, 2011, between the Registrant and the Secretary of the United States Department of the Treasury, previously filed with the Commission as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 18, 2011, is incorporated herein by reference as Exhibit 10.9.

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

None.

(101)

Attached as Exhibit 101 are the following financial statements from the Great Southern Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated statements of financial condition, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows and (v) notes to consolidated financial statements.

(104)	Cover Page Interactive Data File formatted in Inline XBRL (contained in Exhibit 101).

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Great Southern Bancorp, Inc.

Date: May 6, 2021	/s/ Joseph W. Turner
Joseph W. Turner President and Chief Executive Officer (Principal Executive Officer)
Date: May 6, 2021	/s/ Rex A. Copeland
Rex A. Copeland Treasurer (Principal Financial and Accounting Officer)