Form 10-Q
period 2021-06-30
GREAT SOUTHERN BANCORP, INC.
filed 2021-08-05
CIK 854560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the Quarterly Period Ended June 30, 2021

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

Yes ☐   No ☒

The number of shares outstanding of each of the registrant’s classes of common stock: 13,582,456 shares of common stock, par value $.01 per share, outstanding at August 3, 2021.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except number of shares)

	JUNE 30,	DECEMBER 31,
	2021	2020

	(Unaudited)

ASSETS
Cash	$98,869	$92,403
Interest-bearing deposits in other financial institutions	582,935	471,326
Cash and cash equivalents	681,804	563,729
Available-for-sale securities	450,840	414,933
Mortgage loans held for sale	18,870	17,780
Loans receivable, net of allowance for credit losses of $66,602 – June 2021; net of allowance for loan losses of $55,743 – December 2020	4,214,267	4,296,804
Interest receivable	11,966	12,793
Prepaid expenses and other assets	42,327	58,889
Other real estate owned and repossessions, net	1,033	1,877
Premises and equipment, net	136,246	139,170
Goodwill and other intangible assets	6,397	6,944
Federal Home Loan Bank stock and other interest-earning assets	6,755	9,806
Current and deferred income taxes	7,077	3,695
Total Assets	$5,577,582	$5,526,420

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$4,566,353	$4,516,903
Securities sold under reverse repurchase agreements with customers	158,367	164,174
Short-term borrowings and other interest-bearing liabilities	1,183	1,518
Subordinated debentures issued to capital trust	25,774	25,774
Subordinated notes	148,763	148,397
Accrued interest payable	2,256	2,594
Advances from borrowers for taxes and insurance	8,728	7,536
Accrued expenses and other liabilities	28,892	29,783
Liability for unfunded commitments	7,709	—
Total Liabilities	4,948,025	4,896,679

Stockholders’ Equity:
Capital stock
Serial preferred stock - $.01 par value; authorized 1,000,000 shares; issued and outstanding June 2021 and December 2020 - - 0- shares	—	—
Common stock, $.01 par value; authorized 20,000,000 shares; issued and outstanding June 2021 –13,659,357 shares; December 2020 – 13,752,605 shares	137	138
Additional paid-in capital	36,880	35,004
Retained earnings	550,301	541,448
Accumulated other comprehensive income	42,239	53,151
Total Stockholders’ Equity	629,557	629,741
Total Liabilities and Stockholders’ Equity	$5,577,582	$5,526,420

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	THREE MONTHS ENDED
	JUNE 30,
	2021	2020

	(Unaudited)
INTEREST INCOME
Loans	$47,360	$50,848
Investment securities and other	3,092	3,163
TOTAL INTEREST INCOME	50,452	54,011

INTEREST EXPENSE
Deposits	3,457	9,041
Short-term borrowings and repurchase agreements	10	10
Subordinated debentures issued to capital trust	113	167
Subordinated notes	2,188	1,338
TOTAL INTEREST EXPENSE	5,768	10,556

NET INTEREST INCOME	44,684	43,455
PROVISION (CREDIT) FOR CREDIT LOSSES ON LOANS	(1,000)	6,000
PROVISION (CREDIT) FOR UNFUNDED COMMITMENTS	(307)	—
NET INTEREST INCOME AFTER PROVISION (CREDIT) FOR CREDIT LOSSES AND PROVISION (CREDIT) FOR UNFUNDED COMMITMENTS	45,991	37,455

NON-INTEREST INCOME
Commissions	370	176
Overdraft and Insufficient funds fees	1,528	1,136
Point-Of-Sale and ATM fee income and service charges	3,971	3,004
Net gains on loan sales	2,613	1,841
Late charges and fees on loans	358	468
Gain (loss) on derivative interest rate products	(179)	(106)
Net realized gains on sales of available-for-sale securities	—	78
Other income	924	1,664
TOTAL NON-INTEREST INCOME	9,585	8,261

NON-INTEREST EXPENSE
Salaries and employee benefits	17,934	16,830
Net occupancy and equipment expense	6,706	6,707
Postage	750	777
Insurance	759	534
Advertising	605	437
Office supplies and printing	161	301
Telephone	868	1,005
Legal, audit and other professional fees	531	664
Expense on other real estate and repossessions	102	268
Acquired deposit intangible asset amortization	258	289
Other operating expenses	1,517	1,537
TOTAL NON-INTEREST EXPENSE	30,191	29,349

INCOME BEFORE INCOME TAXES	25,385	16,367
PROVISION FOR INCOME TAXES	5,271	3,164
NET INCOME AND NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$20,114	$13,203
Basic Earnings Per Common Share	$1.47	$0.94
Diluted Earnings Per Common Share	$1.46	$0.93
Dividends Declared Per Common Share	$0.34	$0.34

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	SIX MONTHS ENDED
	JUNE 30,
	2021	2020

	(Unaudited)

INTEREST INCOME
Loans	$95,069	$104,978
Investment securities and other	6,016	6,507
TOTAL INTEREST INCOME	101,085	111,485

INTEREST EXPENSE
Deposits	7,679	19,618
Short-term borrowings and repurchase agreements	19	659
Subordinated debentures issued to capital trust	226	383
Subordinated notes	4,388	2,432
TOTAL INTEREST EXPENSE	12,312	23,092

NET INTEREST INCOME	88,773	88,393
PROVISION (CREDIT) FOR CREDIT LOSSES ON LOANS	(700)	9,871
PROVISION (CREDIT) FOR UNFUNDED COMMITMENTS	(981)	—
NET INTEREST INCOME AFTER PROVISION (CREDIT) FOR CREDIT LOSSES AND PROVISION (CREDIT) FOR UNFUNDED COMMITMENTS	90,454	78,522

NON-INTEREST INCOME
Commissions	652	442
Overdraft and Insufficient funds fees	2,972	3,077
Point-Of-Sale and ATM fee income and service charges	7,329	5,821
Net gains on loan sales	5,301	2,430
Late charges and fees on loans	659	824
Gain (loss) on derivative interest rate products	295	(514)
Net realized gains on sales of available-for-sale securities	—	78
Other income	2,113	3,469
TOTAL NON-INTEREST INCOME	19,321	15,627

NON-INTEREST EXPENSE
Salaries and employee benefits	35,054	34,999
Net occupancy and equipment expense	13,768	13,473
Postage	1,628	1,546
Insurance	1,519	916
Advertising	1,190	1,057
Office supplies and printing	438	535
Telephone	1,749	1,917
Legal, audit and other professional fees	1,178	1,262
Expense on other real estate and repossessions	370	747
Acquired deposit intangible asset amortization	547	577
Other operating expenses	3,071	3,134
TOTAL NON-INTEREST EXPENSE	60,512	60,163

INCOME BEFORE INCOME TAXES	49,263	33,986
PROVISION FOR INCOME TAXES	10,281	5,915
NET INCOME AND NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$38,982	$28,071
Basic Earnings Per Common Share	$2.84	$1.98
Diluted Earnings Per Common Share	$2.82	$1.98
Dividends Declared Per Common Share	$0.68	$1.68

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share data)

	THREE MONTHS ENDED
	JUNE 30,
	2021	2020

	(Unaudited)
Net Income	$20,114	$13,203

Unrealized appreciation on available-for-sale securities, net of taxes of $1,806 and $1,602, for 2021 and 2020, respectively	6,113	5,424

Reclassification adjustment for gains included in net income, net of taxes of $0 and $18, for 2021 and 2020, respectively	—	(60)

Amortization of realized gain on termination of cash flow hedge, net of taxes (credit) of $(461) and $(461), for 2021 and 2020, respectively	(1,564)	(1,564)

Comprehensive Income	$24,663	$17,003

	SIX MONTHS ENDED
	JUNE 30,
	2021	2020

	(Unaudited)
Net Income	$38,982	$28,071

Unrealized appreciation (depreciation) on available-for-sale securities, net of taxes (credit) of $(2,303) and $5,013, for 2021 and 2020, respectively	(7,802)	16,973

Reclassification adjustment for gains included in net income, net of taxes of $0 and $18, for 2021 and 2020, respectively	—	(60)

Change in fair value of cash flow hedge, net of taxes of $0 and $3,519, for 2021 and 2020, respectively	—	11,914

Amortization of realized gain on termination of cash flow hedge, net of taxes (credit) of $(918) and $(608), for 2021 and 2020, respectively	(3,110)	(2,062)

Comprehensive Income	$28,070	$54,836

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share data)

	THREE MONTHS ENDED JUNE 30, 2020
				Accumulated
				Other
	Common	Additional	Retained	Comprehensive	Treasury
	Stock	Paid-in Capital	Earnings	Income (Loss)	Stock	Total

	(Unaudited)
Balance, March 31, 2020	$141	$33,958	$524,922	$55,211	$—	$614,232
Net income	—	—	13,203	—	—	13,203
Stock issued under Stock Option Plan	—	272	—	—	10	282
Common dividends declared, $0.34 per share	—	—	(4,789)	—	—	(4,789)
Other comprehensive gain	—	—	—	3,800	—	3,800
Reclassification of treasury stock per Maryland law	—	—	10	—	(10)	—
Balance, June 30, 2020	$141	$34,230	$533,346	$59,011	$—	$626,728

	THREE MONTHS ENDED JUNE 30, 2021
				Accumulated
				Other
	Common	Additional	Retained	Comprehensive	Treasury
	Stock	Paid-in Capital	Earnings	Income (Loss)	Stock	Total

	(Unaudited)
Balance, March 31, 2021	$137	$35,661	$537,969	$37,690	$—	$611,457
Net income	—	—	20,114	—	—	20,114
Stock issued under Stock Option Plan	—	1,219	—	—	554	1,773
Common dividends declared, $0.34 per share	—	—	(4,656)	—	—	(4,656)
Other comprehensive gain	—	—	—	4,549	—	4,549
Purchase of the Company’s common stock	—	—	—	—	(3,680)	(3,680)
Reclassification of treasury stock per Maryland law	—	—	(3,126)	—	3,126	—
Balance, June 30, 2021	$137	$36,880	$550,301	$42,239	$—	$629,557

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share data)

	SIX MONTHS ENDED JUNE 30, 2020
				Accumulated
				Other
	Common	Additional	Retained	Comprehensive	Treasury
	Stock	Paid-in Capital	Earnings	Income (Loss)	Stock	Total

	(Unaudited)

Balance, January 1, 2020	$143	$33,510	$537,167	$32,246	$—	$603,066
Net income	—	—	28,071	—	—	28,071
Stock issued under Stock Option Plan	—	720	—	—	97	817
Common dividends declared, $1.68 per share	—	—	(23,843)	—	—	(23,843)
Other comprehensive gain	—	—	—	26,765	—	26,765
Purchase of the Company’s common stock	—	—	—	—	(8,148)	(8,148)
Reclassification of treasury stock per Maryland law	(2)	—	(8,049)	—	8,051	—
Balance, June 30, 2020	$141	$34,230	$533,346	$59,011	$—	$626,728

	SIX MONTHS ENDED JUNE 30, 2021
				Accumulated
				Other
	Common	Additional	Retained	Comprehensive	Treasury
	Stock	Paid-in Capital	Earnings	Income (Loss)	Stock	Total

	(Unaudited)

Balance, January 1, 2021	$138	$35,004	$541,448	$53,151	$—	$629,741
Net income	—	—	38,982	—	—	38,982
Impact of ASU 2016-13 adoption	—	—	(14,175)	—	—	(14,175)
Stock issued under Stock Option Plan	—	1,876	—	—	817	2,693
Common dividends declared, $0.68 per share	—	—	(9,312)	—	—	(9,312)
Other comprehensive loss	—	—	—	(10,912)	—	(10,912)
Purchase of the Company’s common stock	—	—	—	—	(7,460)	(7,460)
Reclassification of treasury stock per Maryland law	(1)	—	(6,642)	—	6,643	—
Balance, June 30, 2021	$137	$36,880	$550,301	$42,239	$—	$629,557

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	SIX MONTHS ENDED
	JUNE 30,
	2021	2020

	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$38,982	$28,071
Proceeds from sales of loans held for sale	189,430	121,921
Originations of loans held for sale	(184,625)	(128,939)
Items not requiring (providing) cash:
Depreciation	4,766	4,982
Amortization	989	847
Compensation expense for stock option grants	597	558
Provision (credit) for credit losses on loans	(700)	9,871
Provision (credit) for unfunded commitments	(981)	—
Net gains on loan sales	(5,301)	(2,430)
Net realized gains on sales of available-for-sale securities	—	(78)
Net (gains) losses on sale of premises and equipment	1	(24)
Net (gains) losses on sale/write-down of other real estate owned and repossessions	(86)	111
Accretion of deferred income, premiums, discounts and other	(4,731)	(2,548)
Loss (gain) on derivative interest rate products	(295)	514
Deferred income taxes	492	(29,501)
Changes in:
Interest receivable	827	(1,604)
Prepaid expenses and other assets	11,031	17,023
Accrued expenses and other liabilities	885	1,878
Income taxes refundable/payable	3,506	14,755
Net cash provided by operating activities	54,787	35,407

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans	129,451	(251,662)
Purchase of loans and loan participations	(52,071)	(3,625)
Purchase of premises and equipment	(2,281)	(3,669)
Proceeds from sale of premises and equipment	65	372
Proceeds from sale of other real estate owned and repossessions	1,536	2,011
Capitalized costs on other real estate owned	—	(126)
Proceeds from termination of interest rate derivative	—	45,864
Proceeds from sales of available-for-sale securities	—	19,236
Proceeds from maturities and calls of available-for-sale securities	5,830	13,850
Principal reductions on mortgage-backed securities	28,807	11,172
Purchase of available-for-sale securities	(80,904)	(95,145)
Redemption of Federal Home Loan Bank stock and change in other interest-earning assets	3,051	2,197
Net cash provided by (used in) investing activities	33,484	(259,525)

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in certificates of deposit	(231,587)	(13,958)
Net increase in checking and savings deposits	281,037	566,021
Net decrease in short-term borrowings	(6,142)	(119,421)
Advances from borrowers for taxes and insurance	1,192	3,245
Proceeds from issuance of subordinated notes	—	73,513
Dividends paid	(9,332)	(23,903)
Purchase of the Company’s common stock	(7,460)	(8,148)
Stock options exercised	2,096	259
Net cash provided by financing activities	29,804	477,608

INCREASES IN CASH AND CASH EQUIVALENTS	118,075	253,490
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	563,729	220,155
CASH AND CASH EQUIVALENTS, END OF PERIOD	$681,804	$473,645

See Notes to Consolidated Financial Statements

GREAT SOUTHERN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Great Southern Bancorp, Inc. (the “Company” or “Great Southern”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The financial statements presented herein reflect all adjustments which are, in the opinion of management, necessary to fairly present the financial condition, results of operations, changes in stockholders’ equity and cash flows of the Company as of the dates and for the periods presented. Those adjustments consist only of normal recurring adjustments. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the full year. The consolidated statement of financial condition of the Company as of December 31, 2020, has been derived from the audited consolidated statement of financial condition of the Company as of that date. Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on net income.

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

NOTE 3: RECENT ACCOUNTING PRONOUNCEMENTS

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments – Credit Losses (Topic 326). The Update amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The Update affects entities holding financial assets and net investments in leases that are not accounted for at fair value through net income. The Update affects loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The Update was set to be effective for the Company on January 1, 2020. During March 2020, pursuant to the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and guidance from the SEC and FASB, we elected to delay adoption of the new accounting standard under the Update, which is referred to as the current expected credit loss (“CECL”) methodology. In December 2020, additional legislation was enacted that amended certain provisions of the CARES Act. One of the provisions that was affected by this additional legislation allowed for the election to further delay the adoption of the CECL accounting standard to January 1, 2022. An adoption date of January 1, 2021, was also an acceptable option and we elected January 1, 2021 as our adoption date for the CECL standard. As a result, our 2020 financial statements were prepared under the incurred loss methodology standard for accounting for loan losses.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides relief for companies preparing for discontinuation of interest rates such as the London Interbank Offered Rate (“LIBOR”). LIBOR is a benchmark interest rate referenced in a variety of agreements that are used by numerous entities. After 2021, certain LIBOR rates may no longer be published. As a result, LIBOR is expected to be discontinued as a reference rate. Other interest rates used globally could also be discontinued for similar reasons. ASU 2020-04 provides optional expedients and exceptions to contracts, hedging relationships and other transactions affected by reference rate reform. The main provisions for contract modifications include optional relief by allowing the modification as a continuation of the existing contract without additional analysis and other optional expedients regarding embedded features. Optional expedients for hedge accounting permits changes to critical terms of hedging relationships and to the designated benchmark interest rate in a fair value hedge and also provides relief for assessing hedge effectiveness for cash flow hedges. Companies are able to apply ASU 2020-04 immediately; however, the guidance will only be available for a limited time (generally through December 31, 2022). The application of ASU 2020-04 has not had, and is not expected to have, a material impact on the Company’s consolidated financial statements.

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

NOTE 4: EARNINGS PER SHARE

	Three Months Ended June 30,
	2021	2020

	(In Thousands, Except Per Share Data)
Basic:
Average common shares outstanding	13,710	14,084
Net income and net income available to common stockholders	$20,114	$13,203
Per common share amount	$1.47	$0.94

Diluted:
Average common shares outstanding	13,710	14,084
Net effect of dilutive stock options – based on the treasury stock method using average market price	102	40
Diluted common shares	13,812	14,124
Net income and net income available to common stockholders	$20,114	$13,203
Per common share amount	$1.46	$0.93

	Six Months Ended June 30,
	2021	2020

	(In Thousands, Except Per Share Data)

Basic:
Average common shares outstanding	13,713	14,153
Net income and net income available to common stockholders	$38,982	$28,071
Per common share amount	$2.84	$1.98

Diluted:
Average common shares outstanding	13,713	14,153
Net effect of dilutive stock options – based on the treasury stock method using average market price	94	56
Diluted common shares	13,807	14,209
Net income and net income available to common stockholders	$38,982	$28,071
Per common share amount	$2.82	$1.98

Options outstanding at June 30, 2021 and 2020, to purchase 452,918 and 653,794 shares of common stock, respectively, were not included in the computation of diluted earnings per common share for each of the three month periods because the exercise prices of such options were greater than the average market prices of the common stock for the three months ended June 30, 2021 and 2020, respectively. Options outstanding at June 30, 2021 and 2020, to purchase 452,918 and 565,401 shares of common stock, respectively, were not included in the computation of diluted earnings per common share for the six month periods because the exercise prices of such options were greater than the average market prices of the common stock for the six months ended June 30, 2021 and 2020, respectively.

NOTE 5: INVESTMENT SECURITIES

The amortized cost and fair values of securities classified as available-for-sale were as follows:

	June 30, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
AVAILABLE-FOR-SALE SECURITIES:
Agency mortgage-backed securities	$158,456	$14,171	$777	$171,850
Agency collateralized mortgage obligations	214,533	5,155	1,314	218,374
States and political subdivisions	39,177	1,883	64	40,996
Small Business Administration securities	18,653	967	—	19,620
	$430,819	$22,176	$2,155	$450,840

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
AVAILABLE-FOR-SALE SECURITIES:
Agency mortgage-backed securities	$151,106	$19,665	$831	$169,940
Agency collateralized mortgage obligations	168,472	8,524	375	176,621
States and political subdivisions	45,196	2,135	6	47,325
Small Business Administration securities	20,033	1,014	—	21,047
	$384,807	$31,338	$1,212	$414,933

The amortized cost and fair value of available-for-sale securities at June 30, 2021, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value

	(In Thousands)
One year or less	$—	$—
After one through five years	—	—
After five through ten years	9,919	10,481
After ten years	29,258	30,515
Securities not due on a single maturity date	391,642	409,844
	$430,819	$450,840

There were no securities classified as held to maturity at June 30, 2021 or December 31, 2020.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at June 30, 2021 and December 31, 2020, was approximately $93.1 million and $24.2 million, respectively, which is approximately 20.7% and 5.8% of the Company’s available-for-sale investment portfolio, respectively.

Based on an evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes any declines in fair value for these debt securities are temporary.

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2021 and December 31, 2020:

	June 30, 2021
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses

	(In Thousands)
Agency mortgage-backed securities	$10,247	$(777)	$—	$—	$10,247	$(777)
Agency collateralized mortgage obligations	77,031	(1,314)	—	—	77,031	(1,314)
States and political subdivisions securities	5,855	(64)	—	—	5,855	(64)

	$93,133	$(2,155)	$—	$—	$93,133	$(2,155)

	December 31, 2020
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses

	(In Thousands)
Agency mortgage-backed securities	$10,279	$(831)	$—	$—	$10,279	$(831)
Agency collateralized mortgage obligations	12,727	(375)	—	—	12,727	(375)
Small Business Administration securities	—	—	—	—	—	—
States and political subdivisions securities	1,164	(6)	—	—	1,164	(6)

	$24,170	$(1,212)	$—	$—	$24,170	$(1,212)

There were no sales of available-for-sale securities during the three or six months ended June 30, 2021. Gross gains of $78,000 resulting from sales of available-for-sale securities were realized during the three and six months ended June 30, 2020. Gains and losses on sales of securities are determined on the specific-identification method.

Allowance for Credit Losses On January 1, 2021, the Company began evaluating all securities quarterly to determine if any securities in a loss position require a provision for credit losses in accordance with ASC 326, Measurement of Credit Losses on Financial Instruments. All of the mortgage-backed, collateralized mortgage, and SBA securities held by the Company are issued by U.S. government-sponsored entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. Likewise, the Company has not experienced historical losses on these types of securities. Accordingly, no allowance for credit losses has been recorded for these securities.

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

Amounts Reclassified Out of Accumulated Other Comprehensive Income. There were no amounts reclassified from accumulated other comprehensive income during the three or six months ended June 30, 2021 and 2020.

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

Results for reporting periods after December 31, 2020 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. Under the incurred loss model, the Company delayed recognition of losses until it was probable that a loss was incurred. The allowance for loan losses was established as losses were estimated to have occurred through a provision for loan losses charged to earnings. Loan losses were charged against the allowance when management believed the uncollectability of a loan balance was confirmed. The allowance for loan losses was evaluated on a regular basis by management and was based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. The allowance consisted of allocated and general components. The allocated component relates to loans that are classified as impaired. For loans classified as impaired, an allowance is established when the present value of expected future cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical charge-off experience and expected loss given default derived from the Company’s internal risk rating process. Results for reporting periods after December 31, 2020 include loans acquired and accounted for under ASC 310-30 net of discount within the loan classes, while for reporting periods prior to January 1, 2021 the loans acquired and accounted for under ASC 310-30 are separate.

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

For loans evaluated for credit losses on a collective basis, average historical loss rates are calculated for each pool using the Company’s historical net charge-offs (combined charge-offs and recoveries by observable historical reporting period) and outstanding loan balances during a lookback period. Lookback periods can be different based on the individual pool and represent management’s credit expectations for the pool of loans over the remaining contractual life. In certain loan pools, if the Company’s own historical loss rate is not reflective of the loss expectations, the historical loss rate is augmented by industry and peer data. The calculated average net charge-off rate is then adjusted for current conditions and reasonable and supportable forecasts. These adjustments increase or decrease the average historical loss rate to reflect expectations of future losses given economic forecasts of key macroeconomic variables including, but not limited to, unemployment rate, GDP, disposable income and market volatility. The adjustments are based on results from various regression models projecting the impact of the macroeconomic variables to loss rates. The forecast is used for a reasonable and supportable period before reverting to historical averages using a straight-line method. The forecast-adjusted loss rate is applied to the amortized cost of loans over the remaining contractual lives, adjusted for expected prepayments. The contractual term excludes expected extensions, renewals and modifications unless there is a reasonable expectation that a troubled debt restructuring (“TDR”) will be executed. Additionally, the allowance for credit losses considers other qualitative factors not included in historical loss rates or macroeconomic forecasts such as changes in portfolio composition, underwriting practices, or significant unique events or conditions.

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

Classes of loans at June 30, 2021 and December 31, 2020 were as follows:

	June 30,	December 31,
	2021	2020

	(In Thousands)
One- to four-family residential construction	$46,943	$42,793
Subdivision construction	7,771	30,894
Land development	52,907	54,010
Commercial construction	1,192,342	1,212,837
Owner occupied one- to four-family residential	547,503	470,436
Non-owner occupied one- to four-family residential	133,197	114,569
Commercial real estate	1,605,663	1,553,677
Other residential	1,045,647	1,021,145
Commercial business	307,539	370,898
Industrial revenue bonds	14,439	14,003
Consumer auto	63,625	86,173
Consumer other	39,073	40,762
Home equity lines of credit	114,616	114,689
Loans acquired and accounted for under ASC 310-30, net of discounts (1)	—	98,643
	5,171,265	5,225,529
Undisbursed portion of loans in process	(879,617)	(863,722)
Allowance for credit losses	(66,602)	(55,743)
Deferred loan fees and gains, net	(10,779)	(9,260)
	$4,214,267	$4,296,804

Weighted average interest rate	4.34%	4.29%
(1)	Loans acquired and accounted for under ASC 310-30 of $84.4 million have been included in the totals by loan class as of June 30, 2021. At the date of CECL adoption, the Company did not reassess whether PCI loans met the criteria of PCD loans.

The following tables present the classes of loans by aging. Loans originally acquired and accounted for under ASC 310-30 of $84.4 million have been included in the totals by loan class as of June 30, 2021.

	June 30, 2021
							Total Loans
			Over 90			Total	> 90 Days Past
	30-59 Days	60-89 Days	Days	Total Past		Loans	Due and
	Past Due	Past Due	Past Due	Due	Current	Receivable	Still Accruing

	(In Thousands)
One- to four-family residential construction	$—	$—	$—	$—	$46,943	$46,943	$—
Subdivision construction	—	—	—	—	7,771	7,771	—
Land development	—	—	468	468	52,439	52,907	—
Commercial construction	—	—	—	—	1,192,342	1,192,342	—
Owner occupied one- to four-family residential	229	203	2,979	3,411	544,092	547,503	—
Non-owner occupied one- to four-family residential	—	—	102	102	133,095	133,197	—
Commercial real estate	—	—	3,308	3,308	1,602,355	1,605,663	—
Other residential	—	—	—	—	1,045,647	1,045,647	—
Commercial business	—	—	99	99	307,440	307,539	—
Industrial revenue bonds	—	—	—	—	14,439	14,439	—
Consumer auto	232	54	81	367	63,258	63,625	—
Consumer other	184	43	81	308	38,765	39,073	—
Home equity lines of credit	284	22	707	1,013	113,603	114,616	—

	929	322	7,825	9,076	5,162,189	5,171,265	—
Less: FDIC-acquired loans	150	75	2,439	2,664	81,718	84,382	—
Total	$779	$247	$5,386	$6,412	$5,080,471	$5,086,883	$—

	December 31, 2020
							Total Loans
			Over 90			Total	> 90 Days Past
	30-59 Days	60-89 Days	Days	Total Past		Loans	Due and
	Past Due	Past Due	Past Due	Due	Current	Receivable	Still Accruing

	(In Thousands)
One- to four-family residential construction	$1,365	$—	$—	$1,365	$41,428	$42,793	$—
Subdivision construction	—	—	—	—	30,894	30,894	—
Land development	20	—	—	20	53,990	54,010	—
Commercial construction	—	—	—	—	1,212,837	1,212,837	—
Owner occupied one- to four-family residential	1,379	113	1,502	2,994	467,442	470,436	—
Non-owner occupied one- to four-family residential	—	—	69	69	114,500	114,569	—
Commercial real estate	—	79	587	666	1,553,011	1,553,677	—
Other residential	—	—	—	—	1,021,145	1,021,145	—
Commercial business	—	—	114	114	370,784	370,898	—
Industrial revenue bonds	—	—	—	—	14,003	14,003	—
Consumer auto	364	119	169	652	85,521	86,173	—
Consumer other	443	7	94	544	40,218	40,762	—
Home equity lines of credit	153	111	508	772	113,917	114,689	—
Loans acquired and accounted for under ASC 310-30, net of discounts	1,662	641	3,843	6,146	92,497	98,643	—

	5,386	1,070	6,886	13,342	5,212,187	5,225,529	—
Less: Loans acquired and accounted for under ASC 310-30, net of discounts	1,662	641	3,843	6,146	92,497	98,643	—

Total	$3,724	$429	$3,043	$7,196	$5,119,690	$5,126,886	$—

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

Non-accruing loans as of December 31, 2020 shown below exclude $3.8 million in loans acquired and accounted for under ASC 310-30, while the non-accruing loans as of June 30, 2021 shown below include $2.4 million in loans acquired through various FDIC-assisted transactions in the loan classes listed.

	June 30,	December 31,
	2021	2020

	(In Thousands)

One- to four-family residential construction	$—	$—
Subdivision construction	—	—
Land development	468	—
Commercial construction	—	—
Owner occupied one- to four-family residential	2,979	1,502
Non-owner occupied one- to four-family residential	102	69
Commercial real estate	3,308	587
Other residential	—	—
Commercial business	99	114
Industrial revenue bonds	—	—
Consumer auto	81	169
Consumer other	81	94
Home equity lines of credit	707	508
Total non-accruing loans	7,825

Less: FDIC-acquired loans	2,439

Total non-accruing loans net of FDIC-acquired loans	$5,386	$3,043

No interest income was recorded on these loans for the three and six months ended June 30, 2021 and 2020, respectively.

Nonaccrual loans for which there is no related allowance for credit losses as of June 30, 2021 had an amortized cost of $3.2 million. These loans are individually assessed and do not require an allowance due to being adequately collateralized under the collateral-dependent valuation method. A collateral-dependent loan is a financial asset for which the repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower is experiencing financial difficulty based on the Company’s assessment as of the reporting date. Collateral-dependent loans are identified by either a classified risk rating or TDR status and a loan balance equal to or greater than $100,000, including, but not limited to, any loan in process of foreclosure or repossession.

The following tables present the activity in the allowance for credit losses by portfolio segment for the three and six months ended June 30, 2021. On January 1, 2021, the Company adopted the CECL methodology, which added $11.6 million to the total Allowance for Credit Loss, which included $1.9 million remaining discount on loans that were previously accounted for as PCI. During the three months ended June 30, 2021, the Company recorded a negative provision expense of $1.0 million on its portfolio of outstanding loans, compared to a $6.0 million provision expense recorded for the quarter ended June 30, 2020. During the six months ended June 30, 2021, the Company recorded a negative provision expense of $700,000 on its portfolio of outstanding loans, compared to a $9.9 million provision expense recorded for the six months ended June 30, 2020.

	One- to Four-
	Family
	Residential and	Other	Commercial	Commercial	Commercial
	Construction	Residential	Real Estate	Construction	Business	Consumer	Total

	(In Thousands)
Allowance for credit losses
Balance, March 31, 2021	$9,101	$15,299	$31,500	$2,366	$3,936	$5,500	$67,702
Provision charged to expense	—	—	(1,000)	—	—	—	(1,000)
Losses charged off	(136)	—	—	(154)	(57)	(552)	(899)
Recoveries	244	—	7	3	53	492	799
Balance, June 30, 2021	$9,209	$15,299	$30,507	$2,215	$3,932	$5,440	$66,602

Allowance for credit losses
Balance, December 31, 2020	$4,536	$9,375	$33,707	$3,521	$2,390	$2,214	$55,743
CECL adoption	4,533	5,832	(2,531)	(1,165)	1,499	3,427	11,595
Balance, January 1, 2021	9,069	15,207	31,176	2,356	3,889	5,641	67,338
Provision charged to expense	—	—	(700)	—	—	—	(700)
Losses charged off	(142)	—	—	(154)	(57)	(1,201)	(1,554)
Recoveries	282	92	31	13	100	1,000	1,518
Balance, June 30, 2021	$9,209	$15,299	$30,507	$2,215	$3,932	$5,440	$66,602

The following table presents the activity in the allowance for unfunded commitments by portfolio segment for the three and six months ended June 30, 2021. On January 1, 2021, the Company adopted the CECL methodology, which created an $8.7 million allowance for unfunded commitments. The provision for losses on unfunded commitments for the three and six months ended June 30, 2021 was a credit of $307,000 and $981,000, respectively, as the level and mix of unfunded commitments resulted in a decrease in the required reserve for such potential losses.

	One- to Four-
	Family
	Residential and	Other	Commercial	Commercial	Commercial
	Construction	Residential	Real Estate	Construction	Business	Consumer	Total

	(In Thousands)
Allowance for unfunded commitments
Balance, March 31, 2021	$957	$4,814	$457	$510	$956	$322	$8,016
Provision (benefit) charged to expense	(197)	158	(40)	(156)	(135)	63	(307)
Balance, June 30, 2021	$760	$4,972	$417	$354	$821	$385	$7,709

Allowance for unfunded commitments
Balance, December 31, 2020	$—	$—	$—	$—	$—	$—	$—
CECL adoption	917	5,227	354	910	935	347	8,690
Balance, January 1, 2021	917	5,227	354	910	935	347	8,690
Provision (benefit) charged to expense	(157)	(255)	63	(556)	(114)	38	(981)
Balance, June 30, 2021	$760	$4,972	$417	$354	$821	$385	$7,709

The following table presents the activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2020, prepared using the previous GAAP incurred loss method prior to the adoption of ASU 2016-13.

	One- to Four-
	Family
	Residential and	Other	Commercial	Commercial	Commercial
	Construction	Residential	Real Estate	Construction	Business	Consumer	Total

	(In Thousands)
Allowance for loan losses
Balance, April 1, 2020	$4,739	$6,146	$25,923	$2,221	$1,579	$3,320	$43,928
Provision (benefit) charged to expense	(250)	2,866	2,982	563	200	(361)	6,000
Losses charged off	(11)	—	—	—	—	(746)	(757)
Recoveries	14	52	—	9	38	517	630
Balance, June 30, 2020	$4,492	$9,064	$28,905	$2,793	$1,817	$2,730	$49,801

Allowance for loan losses
Balance, January 1, 2020	$4,339	$5,153	$24,334	$3,076	$1,355	$2,037	$40,294
Provision (benefit) charged to expense	144	3,738	4,538	(304)	369	1,386	9,871
Losses charged off	(40)	—	—	(1)	(9)	(1,852)	(1,902)
Recoveries	49	173	33	22	102	1,159	1,538
Balance, June 30, 2020	$4,492	$9,064	$28,905	$2,793	$1,817	$2,730	$49,801

The following table presents the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of December 31, 2020, prepared using the previous GAAP incurred loss method prior to the adoption of ASU 2016-13.

	One- to Four-
	Family
	Residential and	Other	Commercial	Commercial	Commercial
	Construction	Residential	Real Estate	Construction	Business	Consumer	Total

	(In Thousands)
Allowance for loan losses
Individually evaluated for impairment	$90	$—	$445	$—	$14	$164	$713
Collectively evaluated for impairment	$4,382	$9,282	$32,937	$3,378	$2,331	$2,040	$54,350
Loans acquired and accounted for under ASC 310-30	$64	$93	$325	$143	$45	$10	$680

Loans
Individually evaluated for impairment	$3,546	$—	$3,438	$—	$167	$1,897	$9,048
Collectively evaluated for impairment	$655,146	$1,021,145	$1,550,239	$1,266,847	$384,734	$239,727	$5,117,838
Loans acquired and accounted for under ASC 310-30	$57,113	$6,150	$24,613	$2,551	$2,549	$5,667	$98,643

The portfolio segments used in the preceding tables correspond to the loan classes used in all other tables in Note 6 as follows:

●	The one- to four-family residential and construction segment includes the one- to four-family residential construction, subdivision construction, owner occupied one- to four-family residential and non-owner occupied one- to four-family residential classes.
●	The other residential segment corresponds to the other residential class.
●	The commercial real estate segment includes the commercial real estate and industrial revenue bonds classes.
●	The commercial construction segment includes the land development and commercial construction classes.
●	The commercial business segment corresponds to the commercial business class.
●	The consumer segment includes the consumer auto, consumer other and home equity lines of credit classes.

The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of June 30, 2021:

June 30, 2021
	Principal	Specific
	Balance	Allowance

(In Thousands)
One- to four-family residential construction	$—	$—
Subdivision construction	—	—
Land development	468	—
Commercial construction	—	—
Owner occupied one- to four- family residential	3,045	22
Non-owner occupied one- to four-family residential	—	—
Commercial real estate	5,721	1,586
Other residential	—	—
Commercial business	—	—
Industrial revenue bonds	—	—
Consumer auto	—	—
Consumer other	—	—
Home equity lines of credit	387	—

Total	$9,621	$1,608

The following table presents information pertaining to impaired loans as of December 31, 2020, in accordance with previous GAAP prior to the adoption of ASU 2016-13. A loan is considered impaired, in accordance with the impairment accounting guidance (FASB ASC 310-10-35-16), when based on current information and events, it is probable the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include not only nonperforming loans but also loans modified in TDRs where concessions have been granted to borrowers experiencing financial difficulties.

	At or for the Year Ended December 31, 2020
				Average
		Unpaid		Investment	Interest
	Recorded	Principal	Specific	in Impaired	Income
	Balance	Balance	Allowance	Loans	Recognized

	(In Thousands)
One- to four-family residential construction	$—	$—	$—	$—	$—
Subdivision construction	20	20	—	115	3
Land development	—	—	—	—	—
Commercial construction	—	—	—	—	—
Owner occupied one- to four- family residential	3,457	3,776	90	2,999	169
Non-owner occupied one- to four-family residential	69	106	—	309	18
Commercial real estate	3,438	3,472	445	3,736	135
Other residential	—	—	—	—	—
Commercial business	166	551	14	800	34
Industrial revenue bonds	—	—	—	—	—
Consumer auto	865	964	140	932	91
Consumer other	403	552	19	298	47
Home equity lines of credit	630	668	5	550	36

Total	$9,048	$10,109	$713	$9,739	$533

	June 30, 2020

		Unpaid
	Recorded	Principal	Specific
	Balance	Balance	Allowance

	(In Thousands)
One- to four-family residential construction	$—	$—	$—
Subdivision construction	24	24	—
Land development	—	—	—
Commercial construction	—	—	—
Owner occupied one- to four- family residential	2,751	3,034	78
Non-owner occupied one- to four-family residential	279	471	—
Commercial real estate	3,674	3,711	486
Other residential	—	—	—
Commercial business	1,220	1,726	9
Industrial revenue bonds	—	—	—
Consumer auto	753	959	122
Consumer other	246	374	12
Home equity lines of credit	527	557	4

Total	$9,474	$10,856	$711

	Three Months Ended		Six Months Ended
	June 30, 2020		June 30, 2020
	Average		Average
	Investment	Interest	Investment	Interest
	in Impaired	Income	in Impaired	Income
	Loans	Recognized	Loans	Recognized

	(In Thousands)

One- to four-family residential construction	$—	$—	$—	$—
Subdivision construction	170	1	209	3
Land development	—	—	—	—
Commercial construction	—	—	—	—
Owner occupied one- to four-family residential	2,882	34	2,702	80
Non-owner occupied one- to four-family residential	418	5	425	11
Commercial real estate	3,885	37	4,004	67
Other residential	—	—	—	—
Commercial business	1,223	9	1,243	25
Industrial revenue bonds	—	—	—	—
Consumer auto	868	14	973	40
Consumer other	265	6	276	16
Home equity lines of credit	500	7	538	19
Total	$10,211	$113	$10,370	$261

At December 31, 2020, $4.8 million of impaired loans had specific valuation allowances totaling $713,000.

TDRs by class are presented below as of June 30, 2021 and December 31, 2020. The December 31, 2020 table excludes $1.7 million of FDIC-acquired loans accounted for under ASC 310-30, while the June 30, 2021 table includes the loans acquired through various FDIC-assisted transactions in the loan classes listed.

	June 30, 2021
	Accruing TDR Loans		Non-accruing TDR Loans		Total TDR Loans
	Number	Balance	Number	Balance	Number	Balance

	(In Thousands)
Construction and land development	1	$17	—	$—	1	$17
One- to four-family residential	7	571	13	1,175	20	1,746
Other residential	—	—	—	—	—	—
Commercial real estate	2	1,829	—	—	2	1,829
Commercial business	—	—	1	60	1	60
Consumer	32	293	19	102	51	395
	42	$2,710	33	$1,337	75	$4,047

	December 31, 2020
	Restructured
	Troubled Debt	Accruing	Restructured
	Non-accruing	Interest	Troubled Debt

	(In Thousands)
Commercial real estate	$—	$646	$646
One- to four-family residential	778	1,121	1,899
Other residential	—	—	—
Construction	—	20	20
Commercial	75	52	127
Consumer	118	511	629
	$971	$2,350	$3,321

The following tables present newly restructured loans, which were considered TDRs, during the three and six months ended June 30, 2021 and 2020, respectively, by type of modification:

	Three Months Ended June 30, 2021
				Total
	Interest Only	Term	Combination	Modification

	(In Thousands)

One- to four-family residential	$—	$157	$—	$157
Consumer	—	79	—	79
	$—	$236	$—	$236

	Three Months Ended June 30, 2020
				Total
	Interest Only	Term	Combination	Modification

	(In Thousands)

Consumer	$—	$16	$28	$44
	$—	$16	$28	$44

	Six Months Ended June 30, 2021
				Total
	Interest Only	Term	Combination	Modification

	(In Thousands)
Commercial Real Estate	$1,768	$—	$—	$1,768
One- to four-family residential	—	157	—	157
Consumer	—	100	—	100
	$1,768	$257	$—	$2,025

	Six Months Ended June 30, 2020
				Total
	Interest Only	Term	Combination	Modification

	(In Thousands)
Consumer	$—	$—	$130	$130
One- to four-family residential	—	16	76	92
	$—	$16	$206	$222

At June 30, 2021, of the $4.0 million in TDRs, $3.1 million were classified as substandard using the Company’s internal grading system, which is described below. The Company had no TDRs that were modified in the previous 12 months and subsequently defaulted during the six months ended June 30, 2021.

At December 31, 2020, of the $3.3 million in TDRs, $1.6 million were classified as substandard using the Company’s internal grading system. The Company had no TDRs that were modified in the previous 12 months and subsequently defaulted during the year ended December 31, 2020.

During the three and six months ended June 30, 2021, $310,000 and $337,000 of loans, respectively, met the criteria for placement back on accrual status. The criteria are generally a minimum of six months of consistent and timely payment performance under original or modified terms. During the three and six months ended June 30, 2020, there were no loans designated as TDRs that met the criteria for placement back on accrual status.

In addition to the above loans considered TDRs, at June 30, 2021, the Company had remaining 15 modified commercial loans with an aggregate principal balance outstanding of $91 million and 30 modified consumer and mortgage loans with an aggregate principal balance outstanding of $ 876,000. At June 30, 2021, the largest total modified loans by collateral type were in the following categories: hotel/motel - $29 million; retail - $22 million; healthcare - $18 million; multifamily - $11 million.

At December 31, 2020, the Company had remaining 65 modified commercial loans with an aggregate principal balance outstanding of $233 million and 581 modified consumer and mortgage loans with an aggregate principal balance outstanding of $18 million.

The loan modifications are within the guidance provided by the CARES Act and subsequent legislation, the federal banking regulatory agencies, the SEC and the FASB; therefore, they are not considered troubled debt restructurings. A portion of the loans modified at June 30, 2021, may be further modified, and new loans may be modified, within the guidance provided by the CARES Act (and subsequent legislation enacted in December 2020), the federal banking regulatory agencies, the SEC and the FASB if a more severe or lengthier deterioration in economic conditions occurs in future periods.

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

Special Mention loans have weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of repayment prospects or the Bank’s credit position at some future date. It is a transitional grade that is closely monitored for improvement or deterioration.

The Substandard rating is applied to loans where the borrower exhibits well-defined weaknesses that jeopardize its continued performance and are of a severity that the distinct possibility of default exists. Loans are placed on “non-accrual” when management does not expect to collect payments consistent with acceptable and agreed upon terms of repayment.

Doubtful loans have all the weaknesses inherent to those classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, highly questionable and improbable. Loans considered loss are uncollectable and no longer included as an asset.

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

The following tables present a summary of loans by risk category and past due status separated by origination and loan class as of June 30, 2021. The first table, which is as of June 30, 2021, was prepared using the CECL methodology and includes $84.4 million in FDIC-assisted acquired loans included in the loan class categories. The remaining accretable discount of $885,000 has not been included in this table. See Note 7 for further discussion of the FDIC-acquired loans and related discount. The second table, which is as of December 31, 2020, was prepared using the previous GAAP incurred loss methodology prior to the adoption of ASU 2016-13. The $98.6 million in FDIC-assisted acquired loans are shown as a total, not within the loan class categories.

	Term Loans by Origination Year
							Revolving
	2021 YTD	2020	2019	2018	2017	Prior	Loans	Total

	(In Thousands)
One- to four-family residential construction
Satisfactory (1-4)	$8,535	$12,159	$693	$—	$—	$6	$—	$21,393
Watch (5)	—	—	1,363	—	—	—	—	1,363
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	—	—
Total	8,535	12,159	2,056	—	—	6	—	22,756

Subdivision construction
Satisfactory (1-4)	973	1,014	326	270	840	1,057	—	4,480
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	17	—	17
Total	973	1,014	326	270	840	1,074	—	4,497

Land development construction
Satisfactory (1-4)	2,002	23,261	10,848	5,044	3,643	6,201	1,444	52,443
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	468	468
Total	2,002	23,261	10,848	5,044	3,643	6,201	1,912	52,911

Other Construction
Satisfactory (1-4)	44,958	198,667	142,842	55,563	334	—	—	442,364
Watch (5)	—	—	—	—	—	—	—	—
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	—	—
Total	44,958	198,667	142,842	55,563	334	—	—	442,364

One- to four-family residential
Satisfactory (1-4)	143,129	196,803	112,076	73,041	16,278	135,781	1,500	678,608
Watch (5)	—	—	—	133	—	227	75	435
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	138	—	198	1,532	102	1,970
Total	143,129	196,803	112,214	73,174	16,476	137,540	1,677	681,013

Other residential
Satisfactory (1-4)	28,141	89,923	240,430	360,323	207,131	86,679	3,127	1,015,754
Watch (5)	—	—	—	—	—	3,479	—	3,479
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	—	—	—
Total	28,141	89,923	240,430	360,323	207,131	90,158	3,127	1,019,233

Commercial real estate
Satisfactory (1-4)	32,360	131,690	244,807	236,814	241,697	623,701	29,979	1,541,048
Watch (5)	—	—	—	—	11,555	21,319	—	32,874
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	5,310	—	5,310
Total	32,360	131,690	244,807	236,814	253,252	650,330	29,979	1,579,232

Commercial business
Satisfactory (1-4)	71,817	26,803	25,128	16,292	24,258	57,442	46,021	267,761
Watch (5)	—	—	—	2,554	—	2,638	—	5,192
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	—	—	—	—	60	39	99
Total	71,817	26,803	25,128	18,846	24,258	60,140	46,060	273,052

Consumer
Satisfactory (1-4)	11,989	15,621	10,753	14,127	6,844	33,042	124,129	216,505
Watch (5)	—	—	—	23	6	42	30	101
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	16	40	21	41	350	401	869
Total	11,989	15,637	10,793	14,171	6,891	33,434	124,560	217,475

Combined
Satisfactory (1-4)	343,904	695,941	787,903	761,474	501,025	943,909	206,200	4,240,356
Watch (5)	—	—	1,363	2,710	11,561	27,705	105	43,444
Special Mention (6)	—	—	—	—	—	—	—	—
Classified (7-9)	—	16	178	21	239	7,269	1,010	8,733
Total	$343,904	$695,957	$789,444	$764,205	$512,825	$978,883	$207,315	$4,292,533

	December 31, 2020
			Special
	Satisfactory	Watch	Mention	Substandard	Doubtful	Total

	(In Thousands)
One- to four-family residential construction	$41,428	$1,365	$—	$—	$—	$42,793
Subdivision construction	30,874	—	—	20	—	30,894
Land development	54,010	—	—	—	—	54,010
Commercial construction	1,212,837	—	—	—	—	1,212,837
Owner occupied one- to-four-family residential	467,855	216	—	2,365	—	470,436
Non-owner occupied one- to-four-family residential	114,176	324	—	69	—	114,569
Commercial real estate	1,498,031	52,208	—	3,438	—	1,553,677
Other residential	1,017,648	3,497	—	—	—	1,021,145
Commercial business	363,681	7,102	—	115	—	370,898
Industrial revenue bonds	14,003	—	—	—	—	14,003
Consumer auto	85,657	5	—	511	—	86,173
Consumer other	40,514	2	—	246	—	40,762
Home equity lines of credit	114,049	39	—	601	—	114,689
Loans acquired and accounted for under ASC 310‑30, net of discounts	98,633	—	—	10	—	98,643
Total	$5,153,396	$64,758	$—	$7,375	$—	$5,225,529

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

The following table presents the balances of the acquired loans related to the various FDIC-assisted transactions at June 30, 2021 and December 31, 2020.

			Sun Security
	TeamBank	Vantus Bank	Bank	InterBank	Valley Bank

	(In Thousands)
June 30, 2021
Gross loans receivable	$4,533	$6,424	$10,066	$38,035	$26,208
Balance of accretable discount due to change in expected losses	(80)	(26)	(100)	(331)	(346)
Net carrying value of loans receivable	$4,453	$6,398	$9,966	$37,704	$25,862

December 31, 2020
Gross loans receivable	$5,393	$8,052	$13,395	$44,215	$31,515
Balance of accretable discount due to change in expected losses	(97)	(35)	(180)	(1,079)	(612)
Expected loss remaining	(30)	(13)	(104)	(1,079)	(699)
Net carrying value of loans receivable	$5,266	$8,004	$13,111	$42,057	$30,204

Fair Value and Expected Cash Flows. At the times of these acquisitions, the Company determined the fair value of the loan portfolios based on several assumptions. Factors considered in the valuations were projected cash flows for the loans, type of loan and related collateral, classification status, fixed or variable interest rate, term of loan, current discount rates and whether or not the loan was amortizing. Loans were grouped together according to similar characteristics and were treated in the aggregate when applying various valuation techniques. Management also estimated the amount of credit losses that were expected to be realized for the loan portfolios. The discounted cash flow approach was used to value each pool of loans. For non-performing loans, fair value was estimated by calculating the present value of the recoverable cash flows using a discount rate based on comparable corporate bond rates.

The amount of the estimated cash flows expected to be received from the acquired loan pools in excess of the fair values recorded for the loan pools is referred to as the accretable yield. The accretable yield is recognized as interest income over the estimated lives of the loans. Because the balance of these adjustments to accretable yield will be recognized generally over the remaining lives of the loan pools, they will impact future periods as well. As of June 30, 2021, the remaining accretable yield adjustment that will affect interest income was $885,000. Of the remaining adjustments affecting interest income, we expect to recognize approximately $453,000 of interest income during the remainder of 2021. As of January 1, 2021, we adopted the new accounting standard related to accounting for credit losses. With the adoption of this standard, discounts are no longer reclassified from non-accretable to accretable. All adjustments made prior to January 1, 2021 will continue to be accreted to interest income.

The impact to income of adjustments on the Company’s financial results is shown below:

	Three Months Ended		Three Months Ended
	June 30, 2021		June 30, 2020

	(In Thousands, Except Per Share Data and Basis Points Data)
Impact on net interest income/
net interest margin (in basis points)	$428	4 bps	$1,537	12 bps
Net impact to pre-tax income	$428		$1,537
Net impact net of taxes	$330		$1,187
Impact to diluted earnings per share	$0.02		$0.08

	Six Months Ended		Six Months Ended
	June 30, 2021		June 30, 2020

	(In Thousands, Except Per Share Data and Basis Points Data)

Impact on net interest income/
net interest margin (in basis points)	$1,119	4 bps	$3,403	14 bps
Net impact to pre-tax income	$1,119		$3,403
Net impact net of taxes	$864		$2,627
Impact to diluted earnings per share	$0.06		$0.19

NOTE 8: OTHER REAL ESTATE OWNED AND REPOSSESSIONS

Major classifications of other real estate owned were as follows:

	June 30,	December 31,
	2021	2020

	(In Thousands)
Foreclosed assets held for sale and repossessions
One- to four-family construction	$—	$—
Subdivision construction	—	263
Land development	—	250
Commercial construction	—	—
One- to four-family residential	—	111
Other residential	—	—
Commercial real estate	—	—
Commercial business	—	—
Consumer	134	153
	134	777
Foreclosed assets acquired through FDIC-assisted transactions, net of discounts	615	446

Foreclosed assets held for sale and repossessions, net	749	1,223

Other real estate owned not acquired through foreclosure	284	654

Other real estate owned and repossessions	$1,033	$1,877

At June 30, 2021 other real estate owned not acquired through foreclosure included three properties, all of which were branch locations that were closed and held for sale. At December 31, 2020, other real estate owned not acquired through foreclosure included seven properties, all of which were branch locations that were closed and held for sale.

At June 30, 2021, residential mortgage loans totaling $283,000 were in the process of foreclosure, $86,000 of which were acquired loans related to FDIC-assisted transactions. Pursuant to Section 4022 of the CARES Act, the Company has suspended all foreclosure proceedings. Under this provision, no mortgage servicer of any federally-backed mortgage loan is permitted to initiate any foreclosure process, whether judicial or non-judicial, move for a foreclosure judgment or order of sale, or execute a foreclosure- related eviction or foreclosure sale for a 60-day period, beginning March 18, 2020. This provision was subsequently extended through July 31, 2021. At December 31, 2020, residential mortgage loans totaling $602,000 were in the process of foreclosure, $518,000 of which were acquired loans related to FDIC-assisted transactions.

Expenses applicable to other real estate owned and repossessions included the following:

	Three Months Ended
	June 30,
	2021	2020

	(In Thousands)
Net gains on sales of other real estate owned and repossessions	$(123)	$(5)
Valuation write-downs	2	50
Operating expenses, net of rental income	223	223

	$102	$268

	Six Months Ended
	June 30,
	2021	2020

	(In Thousands)

Net gains on sales of other real estate owned and repossessions	$(169)	$(101)
Valuation write-downs	83	213
Operating expenses, net of rental income	456	635
	$370	$747

NOTE 9: PREMISES AND EQUIPMENT

Major classifications of premises and equipment, stated at cost, were as follows:

	June 30,	December 31,
	2021	2020

	(In Thousands)
Land	$40,661	$40,652
Buildings and improvements	100,776	100,187
Furniture, fixtures and equipment	58,586	59,226
Operating leases right of use asset	8,163	8,536
	208,186	208,601
Less accumulated depreciation	71,940	69,431

	$136,246	$139,170

Leases. The Company adopted ASU 2016-02, Leases (Topic 842), on January 1, 2019, using the modified retrospective transition approach whereby comparative periods were not restated. The Company also elected certain relief options under the ASU, including the option not to recognize right of use asset and lease liabilities that arise from short-term leases (leases with terms of twelve months or less). Adoption of this ASU resulted in the Company initially recognizing a right of use asset and corresponding lease liability of $9.5 million as of January 1, 2019. The amount of the right of use asset and corresponding lease liability will fluctuate based on the Company’s lease terminations, new leases and lease modifications and renewals. As of June 30, 2021, the lease right of use asset value was $8.2 million and the corresponding lease liability was $8.3 million. As of December 31, 2020, the lease right of use asset value was $8.5 million and the corresponding lease liability was $8.7 million.

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

ASU 2016-02 also requires certain other accounting elections. The Company elected the short-term lease recognition exemption for all leases that qualify, meaning those with terms under twelve months. Right of use assets or lease liabilities are not to be recognized for short-term leases. The Company also elected the practical expedient to not separate lease and non-lease components for all leases. The Company’s short-term leases related to offsite ATMs have both fixed and variable lease payment components, based on the number of transactions at the various ATMs. The variable portion of these lease payments is not material and the total lease expense related to ATMs for the three months ended June 30, 2021 and 2020 was $86,000 and $ 65,000, respectively. The total lease expense related to ATMs for the six months ended June 30, 2021 and 2020, was $151,000 and $126,000, respectively.

The calculated amounts of the right of use assets and lease liabilities in the table below are impacted by the length of the lease term and the discount rate used to present value the minimum lease payments. The Company’s lease agreements often include one or more options to renew the extended term in the calculation of the right of use asset and lease liability. Regarding the discount rate, the ASU requires the use of the rate implicit in the lease at the Company’s discretion. If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the right of use asset and lease liability. Regarding the discount rate, the ASU requires the use of the rate implicit in the lease whenever this rate is readily determinable. As this rate is rarely determinable, the Company utilizes its incremental borrowing rate at lease inception over a similar term. The discount rate utilized was the FHLBank borrowing rate for the term corresponding to the expected term of the lease. The remaining expected lease terms range from 0.3 years to 17.4 years with a weighted-average lease term of 9.7 years. The weighted-average discount rate was 3.43%.

	At or For the Three Months Ended
	June 30, 2021	June 30, 2020

	(In Thousands)
Statement of Financial Condition
Operating leases right of use asset	$8,163	$8,979
Operating leases liability	$8,313	$9,073

Statement of Income
Operating lease costs classified as occupancy and equipment expense (includes short-term lease costs and amortization of right of use asset)	$394	$400

Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$382	$387
Right of use assets obtained in exchange for lease obligations:
Operating leases	74	—

	At or For the Six Months Ended
	June 30, 2021	June 30, 2020

	(In Thousands)
Statement of Financial Condition
Operating leases right of use asset	$8,163	$8,979
Operating leases liability	$8,313	$9,073

Statement of Income
Operating lease costs classified as occupancy and equipment expense (includes short-term lease costs and amortization of right of use asset)	$768	$785

Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$743	$758
Right of use assets obtained in exchange for lease obligations:
Operating leases	74	$972

For the three months ended June 30, 2021 and 2020, lease expense was $394,000 and $400,000, respectively. For the six months ended June 30, 2021 and 2020, lease expense was $768,000 and $785,000, respectively. At June 30, 2021, future expected lease payments for leases with terms exceeding one year were as follows (In Thousands):

2021	$578
2022	1,116
2023	1,088
2024	1,005
2025	979
2026	912
Thereafter	4,015

Future lease payments expected	9,693

Less interest portion of lease payments	(1,380)

Lease liability	$8,313

The Company does not sublease any of its leased facilities; however, it does lease to other parties portions of facilities that it owns. In terms of being the lessor in these circumstances, all of these lease agreements are classified as operating leases. In the three months ended June 30, 2021 and 2020, income recognized from these lessor agreements was $290,000 and $ 271,000, respectively, and was included in occupancy and equipment expense. In the six months ended June 30, 2021 and 2020, income recognized from these lessor agreements was $580,000 and $570,000, respectively, and was included in occupancy and equipment expense.

NOTE 10: DEPOSITS

	June 30,	December 31,
	2021	2020

	(In Thousands)
Time Deposits:
0.00% - 0.99%	$939,235	$803,737
1.00% - 1.99%	118,114	425,061
2.00% - 2.99%	84,323	143,417
3.00% and above	17,533	18,577
Total time deposits (weighted average rate 0.74% and 1.00%)	1,159,205	1,390,792
Non-interest-bearing demand deposits	1,103,693	984,798
Interest-bearing demand and savings deposits (Weighted average rate 0.14% and 0.22%)	2,303,455	2,141,313
Total Deposits	$4,566,353	$4,516,903

NOTE 11: ADVANCES FROM FEDERAL HOME LOAN BANK

At June 30, 2021 and December 31, 2020, there were no outstanding term advances from the Federal Home Loan Bank of Des Moines (FHLBank advances). There were no overnight funds from the Federal Home Loan Bank of Des Moines as of June 30, 2021 or December 31, 2020.

NOTE 12: SECURITIES SOLD UNDER REVERSE REPURCHASE AGREEMENTS AND SHORT-TERM BORROWINGS

	June 30,	December 31,
	2021	2020

	(In Thousands)
Notes payable – Community Development Equity Funds	$1,183	$1,518
Securities sold under reverse repurchase agreements	158,367	164,174

	$159,550	$165,692

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

	June 30, 2021	December 31, 2020
	Overnight and	Overnight and
	Continuous	Continuous

(In Thousands)
Mortgage-backed securities – GNMA, FNMA, FHLMC	$158,367	$164,174

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

On June 30, 2021, the Company announced that it will redeem, on August 15, 2021, all of the Company’s outstanding 5.25% fixed-to-floating rate subordinated notes due August 15, 2026, with an aggregate principal balance of $75 million. The total redemption price will be 100% of the aggregate principal balance of the subordinated notes plus accrued and unpaid interest.

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

Amortization of the debt issuance costs during the three months ended June 30, 2021 and 2020 of both subordinated notes offerings totaled $183,000 and $ 134,000, respectively. Amortization of the debt issuance costs during the six months ended June 30, 2021 and 2020 totaled $366,000 and $242,000, respectively. Amortization of the debt issuance costs is included in interest expense on subordinated notes in the consolidated statements of income, resulting in an imputed interest rate of 5.91%.

At June 30, 2021 and December 31, 2020, subordinated notes are summarized as follows:

	June 30, 2021	December 31, 2020

	(In Thousands)
Subordinated notes	$150,000	$150,000
Less: unamortized debt issuance costs	1,237	1,603
	$148,763	$148,397

NOTE 14: INCOME TAXES

Reconciliations of the Company’s effective tax rates to the statutory corporate tax rates were as follows:

	Three Months Ended June 30,
	2021	2020
Tax at statutory rate	21.0%	21.0%
Nontaxable interest and dividends	(0.3)	(0.5)
Tax credits	(1.5)	(4.3)
State taxes	1.9	1.5
Other	(0.3)	1.6
	20.8%	19.3%

	Six Months Ended June 30,
	2021	2020

Tax at statutory rate	21.0%	21.0%
Nontaxable interest and dividends	(0.3)	(0.5)
Tax credits	(1.7)	(3.9)
State taxes	1.6	(0.2)
Other	0.3	1.0
	20.9%	17.4%

The Company and its consolidated subsidiaries have not been audited recently by the Internal Revenue Service (IRS). As a result, federal tax years through December 31, 2016 are now closed.

The Company was previously under State of Missouri income and franchise tax examinations for its 2014 and 2015 tax years. The examinations concluded with one unresolved issue related to the exclusion of certain income in the calculation of Missouri income tax. The Missouri Department of Revenue denied the Company’s administrative protest regarding the 2014 and 2015 tax years’ examinations. In June 2021, the Company filed a formal protest with the Missouri Administrative Hearing Commission, which has special jurisdiction to hear tax matters and is similar to a trial court, to continue defending the Company’s rights and associated tax position. The Company has engaged legal and tax advisors and continues to believe it will ultimately prevail on the issue; however, if the Company does not prevail, the tax obligation to the State of Missouri could be up to $4.0 million.

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

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying statements of financial condition measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fell at June 30, 2021 and December 31, 2020:

		Fair value measurements using
		Quoted prices
		in active
		markets	Other	Significant
		for identical	observable	unobservable
		assets	inputs	inputs
	Fair value	(Level 1)	(Level 2)	(Level 3)

	(In Thousands)
June 30, 2021
Agency mortgage-backed securities	$171,850	$—	$171,850	$—
Agency collateralized mortgage obligations	218,374	—	218,374	—
States and political subdivisions securities	40,996	—	40,996	—
Small Business Administration securities	19,620	—	19,620	—
Interest rate derivative asset	3,610	—	3,610	—
Interest rate derivative liability	(3,706)	—	(3,706)	—

December 31, 2020
Agency mortgage-backed securities	$169,940	$—	$169,940	$—
Agency collateralized mortgage obligations	176,621	—	176,621	—
States and political subdivisions securities	47,325	—	47,325	—
Small Business Administration securities	21,047	—	21,047	—
Interest rate derivative asset	5,062	—	5,062	—
Interest rate derivative liability	(5,454)	—	(5,454)	—

The following is a description of inputs and valuation methodologies used for assets recorded at fair value on a recurring basis and recognized in the accompanying statements of financial condition at June 30, 2021 and December 31, 2020, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the six -month period ended June 30, 2021. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

Available-for-Sale Securities. Investment securities available for sale are recorded at fair value on a recurring basis. The fair values used by the Company are obtained from an independent pricing service, which represent either quoted market prices for the identical asset or fair values determined by pricing models, or other model-based valuation techniques, that consider observable market data, such as interest rate volatilities, LIBOR yield curve, credit spreads and prices from market makers and live trading systems. Recurring Level 2 securities include U.S. government agency securities, mortgage-backed securities, state and municipal bonds and certain other investments. Inputs used for valuing Level 2 securities include observable data that may include dealer quotes, benchmark yields, market spreads, live trading levels and market consensus prepayment speeds, among other things. Additional inputs include indicative values derived from the independent pricing service’s proprietary computerized models. There were no recurring Level 3 securities at June 30, 2021 or December 31, 2020.

Interest Rate Derivatives. The fair value is estimated using forward-looking interest rate curves and is determined using observable market rates and, therefore, are classified within Level 2 of the valuation hierarchy.

Nonrecurring Measurements

The following table presents the fair value measurements of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2021 and December 31, 2020:

Fair Value Measurements Using
Quoted prices
in active
		markets	Other	Significant
		for identical	observable	unobservable
		assets	inputs	inputs
	Fair value	(Level 1)	(Level 2)	(Level 3)

(In Thousands)
June 30, 2021
Foreclosed assets held for sale	$—	$—	$—	$—

December 31, 2020
Impaired loans	$1,759	$—	$—	$1,759

Foreclosed assets held for sale	$945	$—	$—	$945

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

Loans Held for Sale. Mortgage loans held for sale are recorded at the lower of carrying value or fair value. The fair value of mortgage loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies mortgage loans held for sale as Nonrecurring Level 2. Write-downs to fair value typically do not occur as the Company generally enters into commitments to sell individual mortgage loans at the time the loan is originated to reduce market risk. The Company typically does not have commercial loans held for sale. At June 30, 2021 and December 31, 2020, the aggregate fair value of mortgage loans held for sale exceeded their cost. Accordingly, no mortgage loans held for sale were marked down and reported at fair value.

Impaired Loans. Prior to January 1, 2021, a loan was considered to be impaired when it was probable that all of the principal and interest due may not be collected according to its contractual terms. Generally, when a loan was considered impaired, the amount of reserve required under FASB ASC 310, Receivables, was measured based on the fair value of the underlying collateral. The Company made such measurements on all material loans deemed impaired using the fair value of the collateral for collateral-dependent loans. The fair value of collateral used by the Company was determined by obtaining an observable market price or by obtaining an appraised value from an independent, licensed or certified appraiser, using observable market data. This data included information such as selling price of similar properties and capitalization rates of similar properties sold within the market, expected future cash flows or earnings of the subject property based on current market expectations, and other relevant factors. All appraised values were adjusted for market-related trends based on the Company’s experience in sales and other appraisals of similar property types as well as estimated selling costs. Each quarter, management reviewed all collateral-dependent impaired loans on a loan-by-loan basis to determine whether updated appraisals were necessary based on loan performance, collateral type and guarantor support. At times, the Company measured the fair value of collateral-dependent impaired loans using appraisals with dates more than one year prior to the date of review. These appraisals were discounted by applying current, observable market data about similar property types such as sales contracts, estimations of value by individuals familiar with the market, other appraisals, sales or collateral assessments based on current market activity until updated appraisals are obtained. Depending on the length of time since an appraisal was performed and the data provided through our reviews, these appraisals were typically discounted 10-40%. The policy described above was the same for all types of collateral-dependent impaired loans. Subsequent to December 31, 2020, these loans are no longer considered impaired.

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

Foreclosed Assets Held for Sale. Foreclosed assets held for sale are initially recorded at fair value less estimated cost to sell at the date of foreclosure. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less estimated cost to sell. Foreclosed assets held for sale are classified within Level 3 of the fair value hierarchy. The foreclosed assets represented in the table above have been re-measured during the six months ended June 30, 2021 or the year ended December 31, 2020, subsequent to their initial transfer to foreclosed assets.

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

	June 30, 2021			December 31, 2020
	Carrying	Fair	Hierarchy	Carrying	Fair	Hierarchy
	Amount	Value	Level	Amount	Value	Level

	(In Thousands)
Financial assets
Cash and cash equivalents	$681,804	$681,804	1	$563,729	$563,729	1
Mortgage loans held for sale	18,870	18,870	2	17,780	17,780	2
Loans, net of allowance for credit losses	4,214,267	4,213,282	3	4,296,804	4,303,909	3
Interest receivable	11,966	11,966	3	12,793	12,793	3
Investment in FHLBank stock and other interest-earning assets	6,755	6,755	3	9,806	9,806	3

Financial liabilities
Deposits	4,566,353	4,569,829	3	4,516,903	4,523,586	3
Short-term borrowings	159,550	159,550	3	165,692	165,692	3
Subordinated debentures	25,774	25,774	3	25,774	25,774	3
Subordinated notes	148,763	156,375	2	148,397	157,032	2
Interest payable	2,256	2,256	3	2,594	2,594	3

Unrecognized financial instruments (net of contractual value)
Commitments to originate loans	—	—	3	—	—	3
Letters of credit	62	62	3	84	84	3
Lines of credit	—	—	3	—	—	3

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

As part of the Valley Bank FDIC-assisted acquisition, the Company acquired seven loans with related interest rate swaps. Valley’s swap program differed from the Company’s in that Valley did not have back to back swaps with the customer and a counterparty. Five of the seven acquired loans with interest rate swaps have paid off. The aggregate notional amount of the two remaining Valley swaps was $ 534,000 and $584,000 at June 30, 2021 and December 31, 2020, respectively. At June 30, 2021, excluding the Valley Bank swaps, the Company had 14 interest rate swaps totaling $124.7 million in notional amount with commercial customers, and 14 interest rate swaps with the same aggregate notional amount with third parties related to its program. In addition, the Company has four participation loans purchased totaling $27.5 million, in which the lead institution has an interest rate swap with its customer and the economics of the counterparty swap are passed along to the Company through the loan participation. At December 31, 2020, excluding the Valley Bank swaps, the Company had 19 interest rate swaps totaling $142.8 million in notional amount with commercial customers, and 19 interest rate swaps with the same notional amount with third parties related to its program. During the three months ended June 30, 2021, the Company recognized a net loss of $179,000, compared to net losses of $106,000 during the three months ended June 30, 2020, in noninterest income related to changes in the fair value of these swaps. During the six months ended June 30, 2021, the Company recognized a net gain of $295,000, compared to net losses of $514,000 during the six months ended June 30, 2020, in noninterest income related to changes in the fair value of these swaps.

Cash Flow Hedges

Interest Rate Swap. As a strategy to maintain acceptable levels of exposure to the risk of changes in future cash flows due to interest rate fluctuations, in October 2018, the Company entered into an interest rate swap transaction as part of its ongoing interest rate management strategies to hedge the risk of its floating rate loans. The notional amount of the swap was $400 million with a termination date of October 6, 2025. Under the terms of the swap, the Company received a fixed rate of interest of 3.018% and paid a floating rate of interest equal to one-month USD-LIBOR. The floating rate reset monthly and net settlements of interest due to/from the counterparty also occurred monthly. To the extent that the fixed rate of interest exceeded one-month USD-LIBOR, the Company received net interest settlements which were recorded as loan interest income. If USD-LIBOR exceeded the fixed rate of interest in future periods, the Company was required to pay net settlements to the counterparty and recorded those net payments as a reduction of interest income on loans. The Company recorded loan interest income of $2.0 million and $ 2.0 million on this interest rate swap during the three months ended June 30, 2021 and 2020, respectively. The Company recorded loan interest income of $4.0 million and $3.6 million on this interest rate swap during the six months ended June 30, 2021 and 2020, respectively. The effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affected earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. During each of the three and six months ended June 30, 2021 and 2020, the Company recognized no noninterest income related to changes in the fair value of this derivative.

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

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statements of Financial Condition:

	Location in	Fair Value
	Consolidated Statements	June 30,	December 31,
	of Financial Condition	2021	2020

		(In Thousands)
Derivatives not designated as hedging instruments
Asset Derivatives
Interest rate products	Prepaid expenses and other assets	$3,610	$5,062

Total derivatives not designated as hedging instruments		$3,610	$5,062

Liability Derivatives
Interest rate products	Accrued expenses and other liabilities	$3,706	$5,454

Total derivatives not designated as hedging instruments		$3,706	$5,454

The following table presents the effect of cash flow hedge accounting on the statements of comprehensive income:

	Amount of Gain (Loss)
	Recognized in AOCI
	Three Months Ended June 30,
Cash Flow Hedges	2021	2020

	(In Thousands)
Interest rate swap, net of income taxes	$(1,564)	$(1,564)

	Amount of Gain (Loss)
	Recognized in AOCI
	Six Months Ended June 30,
Cash Flow Hedges	2021	2020

	(In Thousands)

Interest rate swap, net of income taxes	$(3,110)	$9,852

The following table presents the effect of cash flow hedge accounting on the statements of income:

	Three Months Ended June 30,
Cash Flow Hedges	2021		2020
	Interest	Interest	Interest	Interest
	Income	Expense	Income	Expense

	(In Thousands)
Interest rate swap	$2,025	$—	$2,025	$—

	Six Months Ended June 30,
Cash Flow Hedges	2021		2020
	Interest	Interest	Interest	Interest
	Income	Expense	Income	Expense

	(In Thousands)

Interest rate swap	$4,028	$—	$3,581	$—

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

At June 30, 2021, the termination value of derivatives with our derivative dealer counterparties (related to loan level swaps with commercial lending customers) in an overall net liability position, which included accrued interest but excluded any adjustment for nonperformance risk, related to these agreements was $ 1.3 million. The Company has minimum collateral posting thresholds with its derivative dealer counterparties. At June 30, 2021, the Company’s activity with two of its derivative counterparties met the level at which the minimum collateral posting thresholds take effect (collateral to be given by the Company) and the Company had posted collateral totaling $1.5 million to the derivative counterparties to satisfy the loan level agreements.

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

If the Company had breached any of these provisions at June 30, 2021 or December 31, 2020, it could have been required to settle its obligations under the agreements at the termination value.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

When used in this Quarterly Report and in other documents filed or furnished by Great Southern Bancorp, Inc. (the “Company”) with the Securities and Exchange Commission (the “SEC”), in the Company’s press releases or other public or stockholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases “may,” “might,” “could,” “should,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “believe,” “estimate,” “project,” “intends” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements also include, but are not limited to, statements regarding plans, objectives, expectations or consequences of announced transactions, known trends and statements about future performance, operations, products and services of the Company. The Company’s ability to predict results or the actual effects of future plans or strategies is inherently uncertain, and the Company’s actual results could differ materially from those contained in the forward-looking statements. The novel coronavirus disease, or COVID-19, pandemic has adversely affected the Company, its customers, counterparties, employees, and third-party service providers, and the ultimate extent of the impacts on the Company’s business, financial position, results of operations, liquidity, and prospects is uncertain. While general business and economic conditions have recently improved, increases in unemployment rates, or turbulence in domestic or global financial markets could adversely affect the Company’s revenues and the values of its assets and liabilities, reduce the availability of funding, lead to a tightening of credit, and further increase stock price volatility. In addition, changes to statutes, regulations, or regulatory policies or practices as a result of, or in response to, COVID-19, could affect the Company in substantial and unpredictable ways.

Other factors that could cause or contribute to such differences include, but are not limited to: (i) expected revenues, cost savings, earnings accretion, synergies and other benefits from the Company’s merger and acquisition activities might not be realized within the anticipated time frames or at all, and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, might be greater than expected; (ii) changes in economic conditions, either nationally or in the Company’s market areas; (iii) fluctuations in interest rates; (iv) the risks of lending and investing activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for credit losses; (v) the possibility of impairments of securities held in the Company's investment portfolio; (vi) the Company’s ability to access cost-effective funding; (vii) fluctuations in real estate values and both residential and commercial real estate market conditions; (viii) the ability to adapt successfully to technological changes to meet customers’ needs and developments in the marketplace; (ix) the possibility that security measures implemented might not be sufficient to mitigate the risk of a cyber-attack or cyber theft, and that such security measures might not protect against systems failures or interruptions; (x) legislative or regulatory changes that adversely affect the Company’s business, including, without limitation, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and its implementing regulations, the overdraft protection regulations and customers’ responses thereto and the Tax Cut and Jobs Act; (xi) changes in accounting policies and practices or accounting standards; (xii) monetary and fiscal policies of the Federal Reserve Board and the U.S. Government and other governmental initiatives affecting the financial services industry; (xiii) results of examinations of the Company and Great Southern Bank by their regulators, including the possibility that the regulators may, among other things, require the Company to limit its business activities, change its business mix, increase its allowance for credit losses, write-down assets or increase its capital levels, or affect its ability to borrow funds or maintain or increase deposits, which could adversely affect its liquidity and earnings; (xiv) costs and effects of litigation, including settlements and judgments; (xv) competition; (xvi) uncertainty regarding the future of LIBOR and potential replacement indexes; and (xvii) natural disasters, war, terrorist activities or civil unrest and their effects on economic and business environments in which the Company operates. The Company wishes to advise readers that the factors listed above and other risks described from time to time in documents filed or furnished by the Company with the SEC could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

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

On January 1, 2021, the Company adopted the new accounting standard related to the Allowance for Credit Losses. For assets held at amortized cost basis, this standard eliminates the probable initial recognition threshold in GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. See Note 6 of the accompanying financial statements for additional information.

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

Goodwill and Intangible Assets

Goodwill and intangible assets that have indefinite useful lives are subject to an impairment test at least annually and more frequently if circumstances indicate their value may not be recoverable. Goodwill is tested for impairment using a process that estimates the fair value of each of the Company’s reporting units compared with its carrying value. The Company defines reporting units as a level below each of its operating segments for which there is discrete financial information that is regularly reviewed. As of June 30, 2021, the Company had one reporting unit to which goodwill has been allocated – the Bank. If the fair value of a reporting unit exceeds its carrying value, then no impairment is recorded. If the carrying value exceeds the fair value of a reporting unit, further testing is completed comparing the implied fair value of the reporting unit’s goodwill to its carrying value to measure the amount of impairment, if any. Intangible assets that are not amortized will be tested for impairment at least annually by comparing the fair values of those assets to their carrying values. At June 30, 2021, goodwill consisted of $5.4 million at the Bank reporting unit, which included goodwill of $4.2 million that was recorded during 2016 related to the acquisition of 12 branches and related deposits in the St. Louis, Mo., market. Other identifiable intangible assets that are subject to amortization are amortized on a straight-line basis over a period of seven years. At June 30, 2021, the amortizable intangible assets consisted of core deposit intangibles of $1.0 million, which are reflected in the table below. These amortizable intangible assets are reviewed for impairment if circumstances indicate their value may not be recoverable based on a comparison of fair value.

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

Management does not believe any of the Company’s goodwill or other intangible assets were impaired as of June 30, 2021. While management believes no impairment existed at June 30, 2021, different conditions or assumptions used to measure fair value of the reporting unit, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of the Company’s impairment evaluation in the future.

A summary of goodwill and intangible assets is as follows:

	June 30,	December 31,
	2021	2020

	(In Thousands)

Goodwill – Branch acquisitions	$5,396	$5,396
Deposit intangibles
Boulevard Bank (March 2014)	—	31
Valley Bank (June 2014)	—	200
Fifth Third Bank (January 2016)	1,001	1,317
	1,001	1,548
	$6,397	$6,944

Current Economic Conditions

Changes in economic conditions could cause the values of assets and liabilities recorded in the financial statements to change rapidly, resulting in material future adjustments in asset values, the allowance for credit losses, or capital that could negatively impact the Company’s ability to meet regulatory capital requirements and maintain sufficient liquidity. Following the housing and mortgage crisis and correction beginning in mid-2007, the United States entered an economic downturn. Unemployment rose from 4.7% in November 2007 to peak at 10.0% in October 2009. Economic conditions improved in the following years, as indicated by higher consumer confidence levels, increased economic activity and low unemployment levels. The U.S. economy continued to operate at historically strong levels until the impact of the COVID-19 pandemic began to take its toll in March 2020. While U.S. economic trends have rebounded, a new COVID variant has emerged and the severity and extent of the coronavirus on the global, national and regional economies is still uncertain. Any long-term impact on the performance of the financial sector remains indeterminable.

The economy plunged into recession in the first quarter of 2020, as efforts to contain the spread of the coronavirus forced all but essential business activity, or any work that could not be done from home, to stop, shuttering factories, restaurants, entertainment, sports events, retail shops, personal services, and more.

More than 22 million jobs were lost in March and April 2020, as firms closed their doors or reduced their operations, sending employees home on furlough or layoffs. Hunkered down at home with uncertain incomes and limited buying opportunities, consumer spending plummeted. As a result, gross domestic product (GDP), the broadest measure of the nation's economic output, plunged. Improvements in consumer spending, GDP, and employment have occurred.

The CARES Act, a fiscal relief bill passed by Congress in March 2020, injected approximately $3 trillion into the economy through direct payments to individuals and grants to small businesses that would keep employees on their payrolls, fueling a historic bounce-back in economic activity.

Early in 2021, the “American Rescue Plan,” an economic relief fiscal measure of approximately $1.9 trillion with an emphasis on vaccination, individual and small business relief, was passed. Later in 2021, the "Build Back Better" recovery package will be pursued with an emphasis on infrastructure, research and development, education and green energy transition. Funding is expected to come at least partially from corporate tax changes and tax increases on wealthy individuals.

Also, as the crisis unfolded, the Federal Reserve acted decisively, employing a wide arsenal of tools including slashing its benchmark interest rate to zero and ensuring credit availability to businesses, households, and municipal governments. The Fed’s efforts have largely insulated the financial system from the problems in the economy, a significant difference from the financial crisis of 2007-2008. The Federal Reserve continues to maintain a highly accommodative monetary policy by maintaining short-term rates firmly at the zero lower bound and purchasing Treasury and agency mortgage-backed securities to keep long-term interest rates down. With consumer interest rates at record lows and 30-year fixed-rate mortgages below 3%, the housing market has boomed. Home sales have been above their pre-pandemic levels, and construction activity has picked up in response.

The Fed's quantitative easing is expected to begin tapering in early 2022, while the zero-interest-rate policy is expected to remain in place until the economy is near full employment and inflation is firmly above the Fed's 2% inflation target, which is not expected until early 2023.

To help our customers navigate through the pandemic situation, we offered and supplied Paycheck Protection Program (PPP) loans and short-term modifications to loan terms. PPP loans and modifications were made in accordance with guidance from banking regulatory authorities. These modifications did not result in these loans being classified as troubled debt restructurings, potential problem loans or non-performing loans. More severely impacted industries in our loan portfolio include retail, hotel and restaurants.

While the U.S. economic recovery began with a robust rebound from the pandemic-induced recession, challenges remain with the emergence of a new COVID-19 variant, which is causing a resurgence of cases and renewed pressure on the healthcare industry. With the increase in cases, the re-instatement of mask mandates and social distancing is occurring in various areas of the country.

Employment

In June 2021, employment rose by 850,000 jobs and the national unemployment rate edged down to 5.9%, or 9.5 million unemployed individuals. These measures are down considerably from their highs in April 2020 but remain well above their levels prior to the COVID-19 pandemic (3.5% unemployment rate and 5.7 million unemployed individuals in February 2020). The June 2021 numbers reflect job gains in leisure and hospitality, public and private education, professional and business services, retail trade and other services. Employment in leisure and hospitality increased by 343,000, as pandemic-related restrictions continued to ease in some parts of the country, but is still down by 2.2 million (12.9%) since February 2020. Over half of the job gains in leisure and hospitality were in restaurant and bars. Employment also continued to increase in accommodations and arts, entertainment, and recreation.

Employment also increased in both public and private education, reflecting, in part, a return to in-person learning and other school related activities. Increases in employment in professional and business services, retail trade, other services, social services, manufacturing, mining, trade and transportation industries rose as well; however, the employment rates in these industries are still below February 2020 levels. The number of persons not in the labor force who currently want a job was 6.4 million in June 2021, little changed from previous numbers.

In June 2021, the U.S. labor force participation rate (the share of working-age Americans employed or actively looking for a job) was unchanged from the previous quarter at 61.6% and has remained within a narrow range of 61.5% to 61.7% since June 2020. The employment-population ratio was also unchanged from the previous quarter at 58% and was up by 0.6% from December 2020, but remained 3.1% below its February 2020 level. The unemployment rate for the Midwest, where the Company conducts most of its business, has decreased from 5.7% in December 2020 to 4.9% in June 2021. Unemployment rates for June 2021 in the states where the Company has branch or loan production offices were Arkansas at 4.4%, Colorado at 6.2%, Georgia at 4.0%, Illinois at 7.2%, Iowa at 4.0%, Kansas at 3.7%, Minnesota at 4.0%, Missouri at 4.3%, Nebraska at 2.5%, Oklahoma at 3.7%, and Texas at 6.5%. Of the metropolitan areas in which the Company does business, most are below the national unemployment rate of 5.9% for June 2021. Chicago leads our markets with a higher unemployment rate of 7.3%, followed by Denver and Dallas at 5.9% and 5.3% respectively.

Housing

Sales of new single-family homes dropped 6.6% in June 2021 to a seasonally adjusted annual rate of 676,000, its lowest level since April 2020 according to U.S. Census Bureau and Department of Housing and Urban Development estimates. This is 19.4 percent below the June 2020 estimate of 839,000. The median sales price of new houses sold in June 2021 was $361,800, up from $341,100 a year earlier, and the average sales price of $428,700 was up from $382,200 a year ago in June 2020. The inventory of new homes for sale at 353,000 at the end of June 2021 would support 6.3 months’ supply at the current sales rate, up from 4.3 months in March 2020.

Existing-home sales increased in June 2021, snapping four consecutive months of declines, according to the National Association of Realtors. Total existing-home sales grew 1.4% from May 2021 to a seasonally adjusted annual rate of 5.86 million in June 2021.

The median existing home price for all housing types in June 2021 was $363,300, up 23.4% from June 2020 at $294,400, as prices increased in every region of the U.S. June’s national price jump marks the 112th straight month of year-over-year increases. Existing home sales in the Midwest increased to 1,330,000 in June 2021, an 18.8% rise from a year ago. The median price in the Midwest in June 2021 was $278,700, an 18.5% increase from June 2020. First-time buyers accounted for 31% of sales in June 2021, even with 31% in May 2021 but down from 35% in June 2020.

Housing demand far outpaces available supply nationwide. Underbuilding over the last 20 years and a shrinking inventory of existing homes for sales has led to a housing shortage of 5.5 million units, based on research from a recent National Association of Realtors report. At the same time, industry-wide materials scarcity, price increases and labor shortages have hit builders hard and made them struggle to finish projects on time and as planned.

According to Freddie Mac, the average commitment rate for a 30-year, conventional, fixed-rate mortgage was 2.98% in June 2021, up slightly from 2.96% in May 2021. The average commitment rate for all of 2020 was 3.11%, down from 4.54% for 2018.

Commercial Real Estate Other Than Housing

CoStar indicates demand for apartments totaled roughly 350,000 units through the first half of 2021, nearly matching full-year totals for both 2020 and 2019 with the national apartment vacancy rate plummeting to a two-decade low of 5.4%. Both suburban and downtown areas are recording strong gains across a wide range of diverse markets. Apartment rents rose nearly 7% in the first half of the year. The use of concessions has come back down to normal levels, although many downtown properties continue to utilize them to attract tenants. With demand and rent growth indicators surging, investors have regained confidence in the sector, and sales volume has return to more normal levels over the past quarters. Values are back on the rise with investors gravitating toward Sun Belt markets and increased sales volume observed in metros like Dallas-Fort Worth, Atlanta, and Phoenix.

As of the end of June 2021, national apartment vacancy rates had recovered to pre-COVID levels at 5.4% compared to 6.2% as of December 2019. Our market areas reflected the following vacancy levels as of June 30, 2021: Springfield, Mo. at 2.4%, St. Louis at 7.3%, Kansas City at 6.9%, Minneapolis at 5.8%, Tulsa, Okla. at 5.8%, Dallas-Fort Worth at 7.4%, Chicago at 6.4%, Atlanta at 6.2%, and Denver at 5.9%.

Even before the disruption caused by the COVID-19 pandemic, the trend of slowing growth in the office industry was expected to continue in 2020 and linger throughout 2021. The office demand losses that characterized much of last year have carried into 2021. Office-using employment remained nearly one million jobs lower than the peak level from the first quarter of 2020. Absorption posted its worst quarter on record in the three months ended June 30, 2021, as tenants continue to downsize and adopt hybrid work models. While office-using job sectors have shown resilience, the office sector has about 800,000 fewer office jobs than the peak at the start of 2020. The current baseline forecast shows a steady, moderate acceleration with office-using job totals surpassing the prior peak by the end of this year; however, overall projected job growth may no longer closely correlate to office demand.

As of the end of June 2021, national office vacancy rates had increased slightly to 12.4% while our market areas reflected the following vacancy levels: Springfield, Mo. at 3.3%, St. Louis at 8.2%, Kansas City at 9.6%, Minneapolis at 9.8%, Tulsa, Okla. at 11.7%, Dallas-Fort Worth at 17.9%, Chicago at 14.4%, Atlanta at 14.1% and Denver at 14.4%.

Retail sales activity surged in the first half of 2021 as focus on coordinated vaccine distribution and supporting strong consumer confidence bolstered leasing activity and overall economic growth. While e-commerce continues to expand, consumers have continued to visit physical stores for both their basic needs and discretionary purchases. Pockets of strength in the retail industry include discounters such as Dollar General, Dollar Tree, TJ Maxx, and Ross Dress for Less; general merchandisers such as Target and Walmart; pharmacies such as Walgreens; pet stores; and home improvement/tool retailers.

While these essential-oriented tenant types remain a positive source of demand, several areas of the retail sector remain under financial strain. Mall vacancy rates rose most significantly throughout 2020. In addition, ongoing capacity restraints for service-oriented retailers such as restaurants, together with reduced foot traffic for various indoor malls and retailers, continues to contribute to both bankruptcies and store closure announcements particularly concentrated throughout the restaurant, apparel and department store subtypes.

At June 30, 2021, national retail vacancy rates remained level at 5.0% while our market areas reflected the following vacancy levels: Springfield, Mo. at 3.3%, St. Louis at 5.1%, Kansas City at 5.8%, Minneapolis at 3.5%, Tulsa, Okla. at 3.7%, Dallas-Fort Worth at 6.1%, Chicago at 6.1%, Atlanta at 5.2% and Denver at 5.1%.

The unprecedented rise in online shopping and quick delivery demands brought on by the pandemic have propelled industrial demand to all-time highs.

Leasing activity in the industrial sector improved throughout the first half of 2021, primarily led by commitments from Amazon, power-grocers Walmart and Target, smaller healthcare and medical-oriented supply companies, food and beverage producers and manufacturers.

Strong demand from a wide variety of business types and segments was enough to offset new supply and decrease vacancy rates. Persistent demand from e-commerce and third-party logistics (3PLs) companies continues to drive demand. Investors continue to aggressively pursue industrial acquisitions.

At June 30, 2021, national industrial vacancy rates decreased slightly to 5.1% while our market areas reflected the following vacancy levels: Springfield, Mo. at 1.9%, St. Louis at 4.2%, Kansas City at 5.3%, Minneapolis at 3.8%, Tulsa, Okla. at 3.3%, Dallas-Fort Worth at 6.3%, Chicago at 5.8%, Atlanta at 4.3% and Denver at 7.0%.

Our management will continue to monitor regional, national, and global economic indicators such as unemployment, GDP, housing starts and prices, commercial real estate occupancy, absorption and rental rates, as these could significantly affect customers in each of our market areas.

COVID-19 Impact to Our Business and Response

Great Southern is actively monitoring and responding to the effects of the COVID-19 pandemic, including the administration of vaccines in our local markets. As always, the health, safety and well-being of our customers, associates and communities, while maintaining uninterrupted service, are the Company’s top priorities. Centers for Disease Control and Prevention (CDC) guidelines, as well as directives from federal, state and local officials, are being closely followed to make informed operational decisions.

The Company continues to work diligently with its nearly 1,200 associates to enforce the most current health, hygiene and social distancing practices. A significant number of non-frontline associates continue to work from home. Teams in nearly every operational department have been split, with part of each team working at an off-site disaster recovery facility to promote social distancing and to avoid service disruptions. To date, there have been no service disruptions or reductions in staffing. With the advent of COVID-19 vaccinations in the Company’s markets, plans are being considered to allow associates working from home or other sites to return to their normal workplace beginning in the third quarter of 2021, dependent on health and safety conditions.

As always, customers can conduct their banking business using the banking center network, online and mobile banking services, ATMs, Telephone Banking, and online account opening services. As health conditions in local markets dictate, Great Southern banking center lobbies are open following social distancing and health protocols. Great Southern continues to work with customers experiencing hardships caused by the pandemic. As a resource to customers, a COVID-19 information center continues to be available on the Company’s website, www.GreatSouthernBank.com. General information about the Company’s pandemic response, how to receive assistance, and how to avoid COVID-19 scams and fraud are included.

Impacts to Our Business Going Forward: The magnitude of the impact on the Company of the COVID-19 pandemic continues to evolve and will ultimately depend on the remaining length and severity of the economic downturn brought on by the pandemic. Some positive economic signs have occurred in 2021, such as lower unemployment rates, improving gross domestic product (“GDP”) levels and other measures of the economy and increased vaccination rates. The Company expects that the COVID-19 pandemic could still impact our business in one or more of the following ways, among others. Each of these factors could, individually or collectively, result in reduced net income in future periods.

●	Consistently low market interest rates for a significant period of time may have a negative impact on our variable and fixed rate loans, resulting in reduced net interest income
●	Certain fees for deposit and loan products may be waived or reduced
●	Non-interest expenses may increase as we continue to deal with the effects of the COVID-19 pandemic, including cleaning costs, supplies, equipment and other items
●	Banking center lobbies have been closed at various times, and may close again in future periods if the pandemic situation worsens again
●	Additional loan modifications may occur and borrowers may default on their loans, which may necessitate further increases to the allowance for credit losses
●	A contraction in economic activity may reduce demand for our loans and for our other products and services

Paycheck Protection Program Loans

Great Southern is actively participating in the Paycheck Protection Program (PPP) through the Small Business Administration (SBA). The PPP has been met with very high demand throughout the country, resulting in a second round of funding through an amendment to the CARES Act. In the earlier round of the PPP, we originated approximately 1,600 PPP loans totaling approximately $121 million. As of July 26, 2021, full forgiveness proceeds have been received from the SBA for 1,591 of these PPP loans totaling approximately $121 million.

On December 27, 2020, the Economic Aid to Hard-Hit Small Businesses, Nonprofits and Venues Act authorized the reopening of the PPP for eligible first-draw and second-draw borrowers which began on January 19, 2021, and had an original expiration date of March 31, 2021. On March 30, 2021, the PPP Extension Act of 2021 was signed, extending the PPP an additional two months to May 31, 2021, along with an additional 30-day period for the SBA to process applications that were still pending as of May 31, 2021. Since the reopening period began in January 2021, the Company has funded 1,650 loans totaling approximately $58 million. As of July 26, 2021, full forgiveness proceeds have been received from the SBA for 16 of these PPP loans totaling approximately $2.5 million.

Great Southern receives fees from the SBA for originating PPP loans based on the amount of each loan. At June 30, 2021, remaining net deferred fees related to PPP loans totaled $3.7 million. The fees, net of origination costs, are deferred in accordance with standard accounting practices and will be accreted to interest income on loans over the contractual life of each loan. These loans generally have a contractual maturity of two years from origination date, but may be repaid or forgiven (by the SBA) sooner. If these loans are repaid or forgiven prior to their contractual maturity date, the remaining deferred fee for such loan will be accreted to interest income on loans immediately. We expect a portion of these remaining net deferred fees will accrete to interest income in the third and fourth quarters of 2021. In the three and six months ended June 30, 2021, Great Southern recorded approximately $1.1 million and $2.3 million, respectively, of net deferred fees in interest income on PPP loans.

Loan Modifications

At June 30, 2021, the Company had remaining 15 modified commercial loans with an aggregate principal balance outstanding of $91 million and 30 modified consumer and mortgage loans with an aggregate principal balance outstanding of $ 876,000. These balances have decreased from $233 million and $18 million, respectively, for these loan categories at December 31, 2020. The loan modifications are within the guidance provided by the CARES Act, the federal banking regulatory agencies, the SEC and the Financial Accounting Standards Board (FASB); therefore, they are not considered TDRs. At June 30, 2021, the largest total modified loans by collateral type were in the following categories: hotel/motel - $29 million; retail - $22 million; healthcare - $18 million; multifamily - $11 million.

A portion of the loans modified at June 30, 2021, may be further modified, and new loans may be modified, within the guidance provided by the CARES Act (and subsequent legislation enacted in December 2020), the federal banking regulatory agencies, the SEC and the FASB if a more severe or lengthier deterioration in economic conditions occurs in future periods.

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

Great Southern’s total assets increased $51.2 million, or 0.9%, from $5.53 billion at December 31, 2020, to $5.58 billion at June 30, 2021. Details of the current period changes in total assets are provided in the “Comparison of Financial Condition at June 30, 2021 and December 31, 2020” section of this Quarterly Report on Form 10-Q.

Loans. Net outstanding loans decreased $82.5 million, or 1.9%, from $4.30 billion at December 31, 2020, to $4.21 billion at June 30, 2021. The net decrease in loans included reductions of $14.3 million in the FDIC-assisted acquired loan portfolios. The decrease was primarily in construction loans, commercial business, and consumer auto loans. This decrease was offset by increases in other residential (multi-family) loans, one- to four family residential loans and commercial real estate loans. Excluding FDIC-assisted acquired loans and mortgage loans held for sale, total gross loans decreased $40.0 million, or 0.8%, from December 31, 2020 to June 30, 2021. As loan demand is affected by a variety of factors, including general economic conditions, and because of the competition we face and our focus on pricing discipline and credit quality, no assurances can be made regarding our future loan growth. We expect minimal loan growth for the foreseeable future due to the remaining uncertainty resulting from the COVID-19 pandemic. The Company’s strategy continues to be focused on maintaining credit risk and interest rate risk at appropriate levels.

Recent growth has occurred in several loan types, primarily other residential (multi-family) loans and commercial real estate loans and in most of Great Southern’s primary lending locations, including Springfield, St. Louis, Kansas City, Des Moines and Minneapolis, as well as our loan production offices in Atlanta, Chicago, Dallas, Denver, Omaha and Tulsa. Certain minimum underwriting standards and monitoring help assure the Company’s portfolio quality. Great Southern’s loan committee reviews and approves all new loan originations in excess of lender approval authorities. Generally, the Company considers commercial construction, consumer, and commercial real estate loans to involve a higher degree of risk compared to some other types of loans, such as first mortgage loans on one- to four-family, owner-occupied residential properties. For commercial real estate, commercial business and construction loans, the credits are subject to an analysis of the borrower’s and guarantor’s financial condition, credit history, verification of liquid assets, collateral, market analysis and repayment ability. It has been, and continues to be, Great Southern’s practice to verify information from potential borrowers regarding assets, income or payment ability and credit ratings as applicable and as required by the authority approving the loan. To minimize construction risk, projects are monitored as construction draws are requested by comparison to budget and with progress verified through property inspections. The geographic and product diversity of collateral, equity requirements and limitations on speculative construction projects help to mitigate overall risk in these loans. Underwriting standards for all loans also include loan-to-value ratio limitations, which vary depending on collateral type, debt service coverage ratios or debt payment to income ratio guidelines, where applicable, credit histories, use of guaranties and other recommended terms relating to equity requirements, amortization, and maturity. Consumer loans are primarily secured by new and used motor vehicles and these loans are also subject to certain minimum underwriting standards to assure portfolio quality. In 2019, the Company made the decision to discontinue indirect auto loan originations.

While our policy allows us to lend up to 95% of the appraised value on one-to four-family residential properties, originations of loans with loan-to-value ratios at that level are minimal. Private mortgage insurance is typically required for loan amounts above the 80% level. Few exceptions occur and would be based on analyses which determined minimal transactional risk to be involved. We consider these lending practices to be consistent with or more conservative than what we believe to be the norm for banks our size. At June 30, 2021, 0.4% of the owner occupied portfolio had loan-to-value ratios above 100% at origination. At December 31, 2020, none of our owner occupied one- to four-family residential loans had loan-to-value ratios above 100% at origination. At June 30, 2021 and December 31, 2020, an estimated 0.6% of total non-owner occupied one- to four-family residential loans had loan-to-value ratios above 100% at origination.

At June 30, 2021, TDRs, including FDIC-acquired loans, totaled $4.0 million, or 0.09% of total loans, an increase of $726,000 from $3.3 million, or 0.08% of total loans, at December 31, 2020. The December 31, 2020 amount excludes $1.7 million of FDIC-acquired loans accounted for under ASC 310-30. Concessions granted to borrowers experiencing financial difficulties may include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection. For TDRs occurring during the six months ended June 30, 2021, none were restructured into multiple new loans. For TDRs occurring during the year ended December 31, 2020, five loans totaling $107,000 were restructured into multiple new loans. For further information on TDRs, see Note 6 of the Notes to Consolidated Financial Statements contained in this report. In accordance with the CARES Act and guidance from the banking regulatory agencies, we made certain short-term modifications to loan terms to help our customers navigate through the current pandemic situation. Although loan modifications were made, they did not result in these loans being classified as TDRs, potential problem loans or non-performing loans. As of June 30, 2021, $91 million of commercial loans and $ 876,000 of residential and consumer loans were subject to such modifications. If more severe or lengthier negative impacts of the COVID-19 pandemic occur or the effects of the SBA loan programs and other loan and stimulus programs do not enable companies and individuals to completely recover financially, this could result in more and/or longer-term modifications, which may be deemed to be TDRs, additional potential problem loans and/or additional non-performing loans.

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

The Company has been monitoring its portfolio of loans tied to LIBOR on a regular frequency since 2019, with specific groups of loans identified. The Company implemented robust LIBOR fallback language for all commercial loan transactions beginning near the end of 2018, with such language utilized for all new originations and renewed/modified commercial loans since that time. The Company is particularly monitoring the remaining group of loans that were originated prior to the fourth quarter of 2018, have not been renewed or modified, and do not mature prior to December 31, 2021. This represented approximately 70 commercial loans totaling approximately $245 million; however, only 32 of those loans, totaling $38 million, mature after June 2023 (the date upon which the LIBOR indices used by the Company are expected to no longer be available). The Company also has a portfolio of residential mortgage loans tied to LIBOR indices with standard index replacement language included (approximately $427 million), and that portfolio is being monitored for potential changes that may be facilitated by the mortgage industry. As described, the vast majority of the loan portfolio tied to LIBOR now includes robust LIBOR replacement language which identifies appropriate “trigger” events for the cessation of LIBOR and the steps that the Company will take upon the occurrence of one or more of those events, including adjustments to any rate margin to ensure that the replacement interest rate on the loan is substantially similar to the previous LIBOR-based rate.

Available-for-sale Securities. In the six months ended June 30, 2021, available-for-sale securities increased $35.9 million, or 8.7%, from $414.9 million at December 31, 2020, to $450.8 million at June 30, 2021. The increase was primarily due to the purchase of U.S. Government agency fixed-rate multi-family mortgage-backed securities and collateralized mortgage obligation securities, partially offset by calls of municipal securities and normal monthly payments received related to the portfolio of these U.S. Government agency securities. The Company used increased deposits to fund this increase in investment securities.

Deposits. The Company attracts deposit accounts through its retail branch network, correspondent banking and corporate services areas, and brokered deposits. The Company then utilizes these deposit funds, along with FHLBank advances and other borrowings, to meet loan demand or otherwise fund its activities. In the six months ended June 30, 2021, total deposit balances increased $49.5 million, or 1.1%. Transaction account balances increased $281.0 million, or 9.0%, to $3.41 billion at June 30, 2021, while retail certificates of deposit decreased $140.2 million, or 11.4%, to $1.09 billion at June 30, 2021. The increases in transaction accounts were primarily a result of increases in various money market accounts and NOW deposit accounts. Retail certificates of deposit decreased due to a decrease in retail certificates generated through the banking center network and decreases in national CDs initiated through internet channels. CDs initiated through internet channels experienced a planned decrease due to increases in overall liquidity levels and to reduce the Company’s cost of funds. Customer deposits at June 30, 2021 and December 31, 2020, totaling $42.7 million and $39.4 million, respectively, were part of the IntraFi program, which allows customers to maintain balances in an insured manner that would otherwise exceed the FDIC deposit insurance limit. Brokered deposits, including IntraFi Funding deposits, were $67.4 million at June 30, 2021, a decrease of $91.3 million from $158.7 million at December 31, 2020. The brokered deposits were allowed to mature without replacement as other deposit categories increased and to reduce the Company’s cost of funds.

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

Securities sold under reverse repurchase agreements with customers. Securities sold under reverse repurchase agreements with customers decreased $5.8 million from $164.2 million at December 31, 2020 to $158.4 million at June 30, 2021. These balances fluctuate over time based on customer demand for this product.

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

The current level and shape of the interest rate yield curve poses challenges for interest rate risk management. Prior to its increase of 0.25% on December 16, 2015, the FRB had last changed interest rates on December 16, 2008. This was the first rate increase since September 29, 2006. The FRB also implemented rate change increases of 0.25% on eight additional occasions beginning December 14, 2016 and through December 31, 2018, with the Federal Funds rate reaching as high as 2.50%. After December 2018, the FRB paused its rate increases and, in July, September and October 2019, implemented rate change decreases of 0.25% on each of those occasions. At December 31, 2019, the Federal Funds rate stood at 1.75%. In response to the COVID-19 pandemic, the FRB decreased interest rates on two occasions in March 2020, a 0.50% decrease on March 3 and a 1.00% decrease on March 16. At June 30, 2021, the Federal Funds rate stood at 0.25%. The FRB met in June 2021 and indicated they plan to keep the rates steady. A substantial portion of Great Southern’s loan portfolio ($1.94 billion at June 30, 2021) is tied to the one-month or three-month LIBOR index and will be subject to adjustment at least once within 90 days after June 30, 2021. Of these loans, $1.93 billion had interest rate floors. Great Southern also has a portfolio of loans ($254 million at June 30, 2021) tied to a "prime rate" of interest and will adjust immediately with changes to the “prime rate” of interest. A rate cut by the FRB generally would have an anticipated immediate negative impact on the Company’s net interest income due to the large total balance of loans tied to the one-month or three-month LIBOR index and will be subject to adjustment at least once within 90 days or loans which generally adjust immediately as the Federal Funds rate adjusts. Interest rate floors may at least partially mitigate the negative impact of interest rate decreases. Loans at their floor rates are, however, subject to the risk that borrowers will seek to refinance elsewhere at the lower market rate. Because the Federal Funds rate is again very low, there may also be a negative impact on the Company's net interest income due to the Company's inability to significantly lower its funding costs in the current competitive rate environment, although interest rates on assets may decline further. Conversely, interest rate increases would normally result in increased interest rates on our LIBOR-based and prime-based loans. As of June 30, 2021, Great Southern's interest rate risk models indicate that, generally, rising interest rates are expected to have a positive impact on the Company's net interest income, while declining interest rates are expected to have a negative impact on net interest income. We model various interest rate scenarios for rising and falling rates, including both parallel and non-parallel shifts in rates. The results of our modeling indicate that net interest income is not likely to be significantly affected either positively or negatively in the first twelve months following a rate change, regardless of any changes in interest rates, because our portfolios are relatively well-matched in a twelve-month horizon. In a situation where market interest rates decrease significantly in a short period of time, as they did in March 2020, our net interest margin decrease may be more pronounced in the very near term (first one to three months), due to fairly rapid decreases in LIBOR interest rates. In the subsequent months we expect that the net interest margin would stabilize and begin to improve, as renewal interest rates on maturing time deposits are expected to decrease compared to the current rates paid on those products. During 2020, we did experience some compression of our net interest margin due to Federal Fund rate cuts totaling 2.25% during the nine month period of July 2019 through March 2020. Margin compression primarily resulted from changes in the asset mix, mainly the addition of lower-yielding assets and the issuance of subordinated notes during 2020. LIBOR interest rates decreased significantly in 2020 and have remained very low so far in 2021, putting pressure on loan yields, and strong pricing competition for loans and deposits remains in most of our markets. For further discussion of the processes used to manage our exposure to interest rate risk, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk – How We Measure the Risks to Us Associated with Interest Rate Changes.”

Non-Interest Income and Non-Interest (Operating) Expenses. The Company's profitability is also affected by the level of its non-interest income and operating expenses. Non-interest income consists primarily of service charges and ATM fees/POS interchange fees, late charges and prepayment fees on loans, gains on sales of loans and available-for-sale investments and other general operating income. Non-interest income may also be affected by the Company's interest rate derivative activities, if the Company chooses to implement derivatives. See Note 16 “Derivatives and Hedging Activities” in the Notes to Consolidated Financial Statements included in this report.

Operating expenses consist primarily of salaries and employee benefits, occupancy-related expenses, expenses related to foreclosed assets, postage, FDIC deposit insurance, advertising and public relations, telephone, professional fees, office expenses and other general operating expenses. Details of the current period changes in non-interest income and non-interest expense are provided in the “Results of Operations and Comparison for the Three and Six Months Ended June 30, 2021 and 2020” section of this report.

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

Business Initiatives

The Company’s banking center network continues to evolve. In the Joplin, Missouri, market, the Company purchased a banking facility in the fourth quarter of 2019 vacated by another financial institution, which included a contractual black-out period that ended in April 2021. A third party vendor has been engaged by the Company to redesign this facility as a “bank of the future” prototype to incorporate evolving customer preferences. Variations of this prototype design may be utilized in other select banking centers in the Company’s footprint in the future. The Company expects the new office in Joplin to open on September 20, 2021, whereupon the nearby leased banking center at 1710 E. 32nd Street will be consolidated into this new office. There are two banking centers currently serving the Joplin market.

In the St. Louis market area, the Company intends to consolidate its Westfall Plaza banking center at 8013 W. Florissant into the Ferguson banking center at 10385 W. Florissant, which is less than three miles away. The Westfall Plaza banking center is expected to close after business hours on November 5, 2021. With this consolidation, the Company will operate 18 banking centers in the St. Louis metropolitan area.

On June 30, 2021, the Company notified holders that it will redeem on August 15, 2021, all of the Company’s outstanding 5.25% Fixed-to-Floating Rate Subordinated Notes (due August 15, 2026) having an aggregate principal amount of $75 million, in accordance with the terms of the subordinated notes. The Company will use excess cash on hand for the redemption payment.

The Company’s Chief Operating Officer, Doug Marrs, retired from the Company on July 6, 2021. Marrs joined Great Southern in 1996, with his banking career spanning 43 years. During his tenure at Great Southern, the Company grew from less than $1 billion in assets with operations primarily in the southwest Missouri region, to $5.6 billion in assets with operations in eleven states. Marrs announced his retirement more than a year ago to ensure a smooth management transition. His successor, Mark Maples, is a banking veteran with 39 years of banking experience, 16 of which have been with Great Southern.

Comparison of Financial Condition at June 30, 2021 and December 31, 2020

During the six months ended June 30, 2021, the Company’s total assets increased by $51.2 million to $5.58 billion. The increase was primarily attributable to increases in available-for-sale investment securities and cash equivalents.

Cash and cash equivalents were $681.8 million at June 30, 2021, an increase of $118.1 million, or 20.9%, from $563.7 million at December 31, 2020. These additional funds were held at the Federal Reserve Bank and primarily were the result of increases in deposits and net loan repayments.

The Company's available-for-sale securities increased $35.9 million, or 8.7%, compared to December 31, 2020. The increase was primarily due to the purchase of U.S. Government agency fixed-rate multi-family mortgage-backed securities and collateralized mortgage obligation securities, partially offset by calls of municipal securities and normal monthly payments received related to the portfolio of these U.S. Government agency securities. The available-for-sale securities portfolio was 8.1% and 7.5% of total assets at June 30, 2021 and December 31, 2020, respectively.

Net loans decreased $82.5 million from December 31, 2020, to $4.21 billion at June 30, 2021. Excluding FDIC-assisted acquired loans and mortgage loans held for sale, total gross loans (including the undisbursed portion of loans) decreased $40.0 million, or 0.8%, from December 31, 2020 to June 30, 2021. This decrease was primarily in construction loans ($41 million decrease), consumer auto loans ($23 million decrease) and commercial business loans ($65 million decrease). These decreases were partially offset by increases in other residential (multi-family) loans ($18 million increase), one- to four-family residential loans ($46 million increase) and commercial real estate loans ($31 million increase).

Total liabilities increased $51.3 million, from $4.90 billion at December 31, 2020 to $4.95 billion at June 30, 2021. The increase was primarily attributable to an increase in deposits, partially offset by a decrease in securities sold under reverse repurchase agreements.

Total deposits increased $49.5 million, or 1.1%, to $4.57 billion at June 30, 2021. Transaction account balances increased $281.0 million to $3.41 billion at June 30, 2021, while retail certificates of deposit decreased $140.2 million compared to December 31, 2020, to $1.09 billion at June 30, 2021. The increase in transaction accounts was primarily a result of increases in NOW deposit accounts, money market accounts and IntraFi Network Deposits. Interest-bearing checking accounts increased $162.1 million while demand deposit accounts increased $118.9 million. Customer retail certificates of deposit initiated through our banking center network decreased $59.5 million and certificates of deposit initiated through our national internet network decreased $84.0 million. Customer deposits at June 30, 2021 and December 31, 2020 totaling $42.7 million and $39.4 million, respectively, were part of the IntraFi program, which allows customers to maintain balances in an insured manner that would otherwise exceed the FDIC deposit insurance limit. Brokered deposits, including IntraFi Funding deposits, were $67.4 million at June 30, 2021, a decrease of $91.3 million from $158.7 million at December 31, 2020. The brokered deposits were allowed to mature without replacement as other deposit categories increased.

Securities sold under reverse repurchase agreements with customers decreased $5.8 million from $164.2 million at December 31, 2020 to $158.4 million at June 30, 2021. These balances fluctuate over time based on customer demand for this product.

Total stockholders' equity decreased $184,000 from $629.7 million at December 31, 2020 to $629.6 million at June 30, 2021. The Company recorded net income of $39.0 million for the six months ended June 30, 2021. In addition, total stockholders’ equity increased $2.7 million due to stock option exercises. Accumulated other comprehensive income decreased $10.9 million due to decreases in the fair value of available-for-sale investment securities and the termination value of the cash flow interest rate swap. Stockholders’ equity also decreased due to dividends declared on common stock of $9.3 million and repurchases of the Company’s common stock totaling $7.5 million. In addition, the initial adoption of the CECL accounting standard for credit losses resulted in a decrease in stockholders’ equity of $14.2 million.

Results of Operations and Comparison for the Three and Six Months Ended June 30, 2021 and 2020

General

Net income was $20.1 million for the three months ended June 30, 2021 compared to $13.2 million for the three months ended June 30, 2020. This increase of $6.9 million, or 52.3%, was primarily due to a decrease in the provision for credit losses on loans and unfunded commitments of $7.3 million, or 121.8%, an increase in noninterest income of $1.3 million, or 16.0%, and an increase in net interest income of $1.2 million, or 2.8%, partially offset by an increase in income tax expense of $2.1 million, or 66.6%, and an increase in noninterest expense of $842,000, or 2.9%.

Net income was $39.0 million for the six months ended June 30, 2021 compared to $28.1 million for the six months ended June 30, 2020. This increase of $10.9 million, or 38.9%, was primarily due to a decrease in the provision for credit losses on loans and unfunded commitments of $11.6 million, or 117.0%, an increase in noninterest income of $3.7 million, or 23.6%, and an increase in net interest income of $380,000, or 0.4%, partially offset by an increase in income tax expense of $4.4 million, or 73.8%, and an increase in noninterest expense of $349,000, or 0.6%.

Total Interest Income

Total interest income decreased $3.6 million, or 6.6%, during the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The decrease was due to a $3.5 million decrease in interest income on loans and a $71,000 decrease in interest income on investment securities and other interest-earning assets. Interest income on loans decreased for the three months ended June 30, 2021 compared to the same period in 2020, primarily due to lower average rates of interest on loans. Interest income from investment securities and other interest-earning assets decreased during the three months ended June 30, 2021 compared to the same period in 2020 primarily due to lower average rates of interest, partially offset by higher average balances of investment securities and other interest-earning assets.

Total interest income decreased $10.4 million, or 9.3%, during the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The decrease was due to a $9.9 million decrease in interest income on loans and a $491,000 decrease in interest income on investment securities and other interest-earning assets. Interest income on loans decreased for the six months ended June 30, 2021 compared to the same period in 2020, due to lower average rates of interest on loans, partially offset by higher average balances. Interest income from investment securities and other interest-earning assets decreased during the six months ended June 30, 2021 compared to the same period in 2020 primarily due to lower average rates of interest, partially offset by higher average balances of investment securities and other interest-earning assets.

Interest Income – Loans

During the three months ended June 30, 2021 compared to the three months ended June 30, 2020, interest income on loans decreased $3.3 million as a result of lower average interest rates on loans. The average yield on loans decreased from 4.64% during the three months ended June 30, 2020, to 4.33% during the three months ended June 30, 2021. This decrease was primarily due to decreased yields in most loan categories as a result of decreased LIBOR and Federal Funds interest rates. Interest income on loans decreased $230,000 as the result of lower average loan balances, which decreased from $4.40 billion during the three months ended June 30, 2020, to $4.38 billion during the three months ended June 30, 2021. The lower average balances were primarily due to higher loan repayments during the 2021 period.

During the six months ended June 30, 2021 compared to the six months ended June 30, 2020, interest income on loans decreased $11.8 million as a result of lower average interest rates on loans. The average yield on loans decreased from 4.89% during the six months ended June 30, 2020, to 4.36% during the six months ended June 30, 2021. This decrease was primarily due to decreased yields in most loan categories as a result of decreased LIBOR and Federal Funds interest rates. Interest income on loans increased $1.9 million as the result of higher average loan balances, which increased from $4.31 billion during the six months ended June 30, 2020, to $4.39 billion during the six months ended June 30, 2021. The higher average balances were primarily due to organic loan growth in commercial business loans, other residential (multi-family) loans, commercial real estate loans and one- to four-family residential loans, partially offset by decreases in outstanding construction loans and consumer loans.

On an on-going basis, the Company has estimated the cash flows expected to be collected from FDIC-acquired loan pools. For each of the loan portfolios acquired, the cash flow estimates have increased, based on the payment histories and the collection of certain loans, thereby reducing loss expectations of certain loan pools, resulting in adjustments to be spread on a level-yield basis over the remaining expected lives of the loan pools. The entire amount of the discount adjustment has been and will be accreted to interest income over time. For the three months ended June 30, 2021 and 2020, the adjustments increased interest income by $428,000 and $1.5 million, respectively. For the six months ended June 30, 2021 and 2020, the adjustments increased interest income by $1.1 million and $3.4 million, respectively.

As of June 30, 2021, the remaining accretable yield adjustment that will affect interest income was $885,000. Of the remaining adjustments affecting interest income, we expect to recognize approximately $453,000 of interest income during the remainder of 2021. As discussed in Note 6 of the Notes to Consolidated Financial Statements contained in this report, we adopted the new accounting standard related to accounting for credit losses as of January 1, 2021. With the adoption of this standard, there is no further reclassification of discounts from non-accretable to accretable subsequent to December 31, 2020. All adjustments made prior to January 1, 2021, will continue to be accreted to interest income. Apart from the yield accretion, the average yield on loans was 4.30% during the three months ended June 30, 2021, compared to 4.50% during the three months ended June 30, 2020, as a result of lower current market rates on adjustable rate loans and new loans originated during the past year. Apart from the yield accretion, the average yield on loans was 4.31% during the six months ended June 30, 2021, compared to 4.73% during the six months ended June 30, 2020.

In October 2018, the Company entered into an interest rate swap transaction as part of its ongoing interest rate management strategies to hedge the risk of its floating rate loans. The notional amount of the swap was $400 million with a contractual termination date in October 2025. Under the terms of the swap, the Company received a fixed rate of interest of 3.018% and paid a floating rate of interest equal to one-month USD-LIBOR. The floating rate reset monthly and net settlements of interest due to/from the counterparty also occurred monthly. To the extent that the fixed rate exceeded one-month USD-LIBOR, the Company received net interest settlements, which were recorded as interest income on loans. If one-month USD-LIBOR exceeded the fixed rate of interest, the Company was required to pay net settlements to the counterparty and record those net payments as a reduction of interest income on loans. The Company recorded interest income related to the interest rate swap of $2.0 million and $2.0 million, respectively, in the three months ended June 30, 2021 and 2020. The Company recorded interest income related to the interest rate swap of $4.0 million and $3.6 million, respectively, in the six months ended June 30, 2021 and 2020.

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

Interest Income – Investments and Other Interest-earning Assets

Interest income on investments decreased $121,000 in the three months ended June 30, 2021 compared to the three months ended June 30, 2020. Interest income decreased $306,000 as a result of lower average interest rates from 2.86% during the three months ended June 30, 2020, to 2.58% during the three month period ended June 30, 2021. Partially offsetting that decrease was an increase of $185,000 as a result of an increase in average balances from $433.4 million during the three months ended June 30, 2020, to $460.0 million during the three months ended June 30, 2021. Average balances of securities increased primarily due to purchases of agency multi-family mortgage-backed securities which have a fixed rate of interest with expected lives of four to ten years. These purchased securities fit with the Company’s current asset/liability management strategies.

Interest income on investments decreased $387,000 in the six months ended June 30, 2021 compared to the six months ended June 30, 2020. Interest income decreased $787,000 as a result of lower average interest rates from 3.03% during the six months ended June 30, 2020, to 2.66% during the six month period ended June 30, 2021. Partially offsetting that decrease was an increase of $400,000 as a result of an increase in average balances from $409.2 million during the six months ended June 30, 2020, to $437.5 million during the six months ended June 30, 2021. Average balances of securities increased primarily due to the investment purchases described above.

Interest income on other interest-earning assets increased $50,000 in the three months ended June 30, 2021 compared to the three months ended June 30, 2020. Average interest rates were unchanged, at 0.10%, during both the three months ended June 30, 2021 and the three months ended June 30, 2020. Interest income increased $50,000 as a result of an increase in average balances from $321.4 million during the three months ended June 30, 2020, to $514.7 million during the three months ended June 30, 2021. Excess liquidity, after repayment of FHLBank borrowings, was maintained at the Federal Reserve Bank as a result of the significant increase in deposits since March 31, 2020.

Interest income on other interest-earning assets decreased $104,000 in the six months ended June 30, 2021 compared to the six months ended June 30, 2020. Interest income decreased $343,000 as a result of a decrease in average interest rates to 0.10% during the six months ended June 30, 2021 compared to 0.33% during the six months ended June 30, 2020. Market interest rates earned on balances held at the Federal Reserve Bank were significantly lower in the 2021 period due to significant reductions in the federal funds rate of interest. Partially offsetting this decrease, interest income increased $239,000 as a result of an increase in average balances from $205.8 million during the six months ended June 30, 2020, to $467.3 million during the three six ended June 30, 2021. Excess liquidity, after repayment of FHLBank borrowings, was maintained at the Federal Reserve Bank as a result of the significant increase in deposits since March 31, 2020.

Total Interest Expense

Total interest expense decreased $4.8 million, or 45.4%, during the three months ended June 30, 2021, when compared with the three months ended June 30, 2020, due to a decrease in interest expense on deposits of $5.6 million, or 61.8% and a decrease in interest expense on subordinated debentures issued to capital trust of $54,000, or 32.3%, partially offset by an increase in interest expense on subordinated notes of $850,000, or 63.5%.

Total interest expense decreased $10.8 million, or 46.7%, during the six months ended June 30, 2021, when compared with the six months ended June 30, 2020, due to a decrease in interest expense on deposits of $11.9 million, or 60.9%, a decrease in interest expense on short-term borrowings and repurchase agreements of $640,000, or 97.1%, and a decrease in interest expense on subordinated debentures issued to capital trust of $157,000, or 41.0%, partially offset by an increase in interest expense on subordinated notes of $2.0 million, or 80.4%.

Interest Expense – Deposits

Interest expense on demand deposits decreased $1.2 million due to average rates of interest that decreased from 0.41% in the three months ended June 30, 2020 to 0.18% in the three months ended June 30, 2021. Interest rates paid on demand deposits were significantly lower in the 2021 period due to significant reductions in the federal funds rate of interest and other market interest rates. Partially offsetting this decrease, interest expense on demand deposits increased $398,000, due to an increase in average balances from $1.84 billion during the three months ended June 30, 2020 to $2.31 billion during the three months ended June 30, 2021. The Company experienced increased balances in various types of money market accounts and certain types of NOW accounts.

Interest expense on demand deposits decreased $2.7 million due to average rates of interest that decreased from 0.47% in the six months ended June 30, 2020 to 0.20% in the six months ended June 30, 2021. Interest rates paid on demand deposits were significantly lower in the 2021 period due to significant reductions in the federal funds rate of interest and other market interest rates. Partially offsetting this decrease, interest expense on demand deposits increased $1.0 million due to an increase in average balances from $1.71 billion during the six months ended June 30, 2020 to $2.25 billion during the six months ended June 30, 2021. The Company experienced increased balances in various types of money market accounts and certain types of NOW accounts.

Interest expense on time deposits decreased $2.9 million as a result of a decrease in average rates of interest from 1.61% during the three months ended June 30, 2020, to 0.80% during the three months ended June 30, 2021. Interest expense on time deposits also decreased $1.9 million due to a decrease in average balances of time deposits from $1.79 billion during the three months ended June 30, 2020 to $1.21 billion in the three months ended June 30, 2021. A large portion of the Company’s certificate of deposit portfolio matures within six to twelve months and therefore reprices fairly quickly; this is consistent with the portfolio over the past several years. Older certificates of deposit that renewed or were replaced with new deposits generally resulted in the Company paying a lower rate of interest due to market interest rate decreases throughout 2020. Market interest rates remained low during the first six months of 2021. The decrease in average balances of time deposits was a result of decreases in both retail customer time deposits obtained through on-line channels and decreases in brokered deposits.

Interest expense on time deposits decreased $6.6 million as a result of a decrease in average rates of interest from 1.80% during the six months ended June 30, 2020, to 0.87% during the six months ended June 30, 2021. Interest expense on time deposits also decreased $3.6 million due to a decrease in average balances of time deposits from $1.75 billion during the six months ended June 30, 2020 to $1.26 billion in the six months ended June 30, 2021. A large portion of the Company’s certificate of deposit portfolio matures within six to twelve months and therefore reprices fairly quickly; this is consistent with the portfolio over the past several years. Older certificates of deposit that renewed or were replaced with new deposits generally resulted in the Company paying a lower rate of interest due to market interest rate decreases throughout 2020. Market interest rates remained low during the first six months of 2021. The decrease in average balances of time deposits was a result of decreases in both retail customer time deposits obtained through on-line channels and decreases in brokered deposits.

Interest Expense – FHLBank Advances, Short-term Borrowings and Repurchase Agreements, Subordinated Debentures Issued to Capital Trusts and Subordinated Notes

FHLBank advances and overnight borrowings from the FHLBank were not utilized during the three or six months ended June 30, 2021 and 2020.

Interest expense on short-term borrowings and repurchase agreements during the three months ended June 30, 2021 was unchanged when compared to the three months ended June 30, 2020. The average rate of interest was 0.03% for each of the three months ended June 30, 2021 and 2020. The average balance of short-term borrowings and repurchase agreements decreased $18.7 million from $162.3 million in the three months ended June 30, 2020 to $143.6 million in the three months ended June 30, 2021, which was primarily due to changes in the Company’s funding needs and the mix of funding, which can fluctuate.

Interest expense on short-term borrowings and repurchase agreements decreased $640,000 during the six months ended June 30, 2021 compared to the six months ended June 30, 2020. Interest expense decrease $479,000 due to a decrease in average rates from 0.62% in the six months ended June 30, 2020 to 0.03% in the six months ended June 30, 2021. The decrease was due to a decrease in market interest rates during the period. Interest expense on short-term borrowings and repurchase agreements also decreased $161,000 due to a decrease in average balances from $213.7 million during the six months ended June 30, 2020 to $144.9 million during the six months ended June 30, 2021, which was primarily due to changes in the Company’s funding needs and the mix of funding.

During the three months ended June 30, 2021, compared to the three months ended June 30, 2020, interest expense on subordinated debentures issued to capital trusts decreased $54,000 due to lower average interest rates. The average interest rate was 1.76% in the three months ended June 30, 2021 compared to 2.60% in the three months ended June 30, 2020. The subordinated debentures are variable-rate debentures which bear interest at an average rate of three-month LIBOR plus 1.60%, adjusting quarterly, which was 1.78% at June 30, 2021. There was no change in the average balance of the subordinated debentures between the 2020 and the 2021 periods.

During the six months ended June 30, 2021, compared to the six months ended June 30, 2020, interest expense on subordinated debentures issued to capital trusts decreased $157,000 due to lower average interest rates. The average interest rate was 1.77% in the six months ended June 30, 2021 compared to 2.99% in the six months ended June 30, 2020. There was no change in the average balance of the subordinated debentures between the 2020 and the 2021 periods.

In August 2016, the Company issued $75.0 million of 5.25% fixed-to-floating rate subordinated notes due August 15, 2026. The notes were sold at par, resulting in net proceeds, after underwriting discounts and commissions and other issuance costs, of approximately $73.5 million. In June 2020, the Company issued $75.0 million of 5.50% fixed-to-floating rate subordinated notes due June 15, 2030. The notes were sold at par, resulting in net proceeds, after underwriting discounts and commissions and other issuance costs, of approximately $73.5 million. In both cases, these issuance costs are amortized over the expected life of the notes, which is five years from the issuance date, impacting the overall interest expense on the notes. In June 2021, the Company announced plans to redeem all $75 million of the Company’s outstanding 5.25% fixed-to-floating rate subordinated notes due August 15, 2026, on August 15, 2021. The total redemption price will be 100% of the aggregate principal balance of the subordinated notes plus accrued and unpaid interest. During the three months ended June 30, 2021, compared to the three months ended June 30, 2020, interest expense on subordinated notes increased $870,000 due to higher average balances resulting from the issuance of new notes in the three months ended June 30, 2020. Interest expense on subordinated notes decreased $20,000 due to slightly lower average interest rates. The average interest rate was 5.99% in the three months ended June 30, 2020 compared to 5.90% in the three months ended June 30, 2021.

During the six months ended June 30, 2021, compared to the six months ended June 30, 2020, interest expense on subordinated notes increased $2.0 million due to higher average balances resulting from the issuance of new notes in the three months ended June 30, 2020. The average interest rate declined slightly from 5.96% in the six months ended June 30, 2020 to 5.95% in the six months ended June 30, 2021.

Net Interest Income

Net interest income for the three months ended June 30, 2021 increased $1.2 million to $44.7 million compared to $43.5 million for the three months ended June 30, 2020. Net interest margin was 3.35% in the three months ended June 30, 2021, compared to 3.39% in the three months ended June 30, 2020, a decrease of 4 basis points, or 1.2%. In both three month periods, the Company’s net interest income and margin were positively impacted by the increases in expected cash flows from the FDIC-assisted acquired loan pools and the resulting increase to accretable yield, which were previously discussed in Note 7 of the Notes to Consolidated Financial Statements. The positive impact of these changes in the three months ended June 30, 2021 and 2020 were increases in interest income of $428,000 and $1.5 million, respectively, and increases in net interest margin of four basis points and 12 basis points, respectively. Excluding the positive impact of the additional yield accretion, in the three months ended June 30, 2021, net interest margin increased four basis points when compared to the year-ago three-month period. Most of the net interest margin decrease resulted from changes in the asset mix, with average cash equivalents increasing $193 million and average investment securities increasing $27 million. The average yield on loans decreased 31 basis points between the 2021 and 2020 three-month periods, while the average rate on deposits declined 61 basis points.

Net interest income for the six months ended June 30, 2021 increased $380,000 to $88.8 million compared to $88.4 million for the six months ended June 30, 2020. Net interest margin was 3.38% in the six months ended June 30, 2021, compared to 3.61% in the six months ended June 30, 2020, a decrease of 23 basis points, or 6.4%. In both six month periods, the Company’s net interest income and margin were positively impacted by the increases in expected cash flows from the FDIC-assisted acquired loan pools and the resulting increase to accretable yield, which were previously discussed in Note 7 of the Notes to Consolidated Financial Statements. The positive impact of these changes in the six months ended June 30, 2021 and 2020 were increases in interest income of $1.1 million and $3.4 million, respectively, and increases in net interest margin of four basis points and 14 basis points, respectively. Excluding the positive impact of the additional yield accretion, in the six months ended June 30, 2021, net interest margin decreased 13 basis points when compared to the year-ago six-month period. Most of the net interest margin decrease resulted from changes in the asset mix, with average cash equivalents increasing $262 million and average investment securities increasing $28 million. The average yield on cash equivalents decreased 23 basis points between the 2021 and 2020 six-month periods. Also in comparing the 2021 and 2020 six-month periods, the average yield on loans decreased 53 basis points while the average rate on deposits declined 70 basis points.

The Company's overall average interest rate spread increased 6 basis points, or 1.6%, from 3.12% during the three months ended June 30, 2020 to 3.18% during the three months ended June 30, 2021. The increase was due to a 49 basis point decrease in the weighted average rate paid on interest-bearing liabilities, partially offset by a 43 basis point decrease in the weighted average yield on interest-earning assets. In comparing the two periods, the yield on loans decreased 31 basis points and the yield on investment securities decreased 28 basis points. The rate paid on deposits decreased 61 basis points, the rate paid on subordinated debentures issued to capital trusts decreased 84 basis points, and the rate paid on subordinated notes decreased nine basis points.

The Company's overall average interest rate spread decreased 12 basis points, or 3.6%, from 3.32% during the six months ended June 30, 2020 to 3.20% during the six months ended June 30, 2021. The decrease was due to a 70 basis point decrease in the weighted average yield on interest-earning assets, partially offset by a 58 basis point decrease in the weighted average rate paid on interest-bearing liabilities. In comparing the two periods, the yield on loans decreased 53 basis points, the yield on investment securities decreased 37 basis points and the yield on other interest-earning assets decreased 23 basis points. The rate paid on deposits decreased 70 basis points, the rate paid on short-term borrowings and repurchase agreements decreased 59 basis points, and the rate paid on subordinated debentures issued to capital trusts decreased 122 basis points.

For additional information on net interest income components, refer to the "Average Balances, Interest Rates and Yields" tables in this Quarterly Report on Form 10-Q.

Provision for and Allowance for Credit Losses

The Company adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, effective January 1, 2021. The CECL methodology replaces the incurred loss methodology with a lifetime “expected credit loss” measurement objective for loans, held-to-maturity debt securities and other receivables measured at amortized cost at the time the financial asset is originated or acquired. This standard requires the consideration of historical loss experience and current conditions adjusted for reasonable and supportable economic forecasts. Our 2020 financial statements were prepared under the incurred loss methodology standard. Upon adoption of the CECL accounting standard, we increased the balance of our allowance for credit losses related to outstanding loans by $11.6 million and created a liability for potential losses related to the unfunded portion of our loans and commitments of approximately $8.7 million. The after-tax effect reduced our retained earnings by approximately $14.2 million. The adjustment was based upon the Company’s analysis of current conditions, assumptions and economic forecasts at January 1, 2021. ASC 326 requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses as well as the credit quality and underwriting standards of a company’s portfolio.

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

Worsening economic conditions from the COVID-19 pandemic, higher inflation or interest rates, or other factors may lead to increased losses in the portfolio and/or requirements for an increase in provision expense. Management maintains various controls in an attempt to limit future losses, such as a watch list of problem loans and potential problem loans, documented loan administration policies and loan review staff to review the quality and anticipated collectability of the portfolio. Additional procedures provide for frequent management review of the loan portfolio based on loan size, loan type, delinquencies, financial analysis, on-going correspondence with borrowers and problem loan work-outs. Management determines which loans are potentially uncollectible, or represent a greater risk of loss, and makes additional provisions to expense, if necessary, to maintain the allowance at a satisfactory level.

During the three months ended June 30, 2021, the Company recorded a negative provision expense of $1.0 million on its portfolio of outstanding loans, compared to a $6.0 million provision expense recorded for the three months ended June 30, 2020. During the six months ended June 30, 2021, the Company recorded a negative provision expense of $700,000 on its portfolio of outstanding loans, compared to a $9.9 million provision expense recorded for the six months ended June 30, 2020. The negative provision for credit losses in the 2021 periods reflected continued positive trends in asset quality metrics, combined with an improved economic forecast. During the three months ended June 30, 2021, the national unemployment rate continued to decrease and many measures of economic growth improved. In the three months ended June 30, 2021 and 2020, the Company experienced net charge-offs of $100,000 and $127,000, respectively. Total net charge-offs were $36,000 and $365,000 for the six months ended June 30, 2021 and 2020, respectively. The provision for losses on unfunded commitments for the three and six months ended June 30, 2021 was a credit of $307,000 and $981,000, respectively, as the level and mix of unfunded commitments resulted in a decrease in the required reserve for such potential losses. General market conditions and unique circumstances related to specific industries and individual projects contributed to the level of provisions and charge-offs. Collateral and repayment evaluations of all assets categorized as potential problem loans, non-performing loans or foreclosed assets were completed with corresponding charge-offs or reserve allocations made as appropriate. In 2020, due to the COVID-19 pandemic and its effects on the overall economy and unemployment, the Company increased its provision for credit losses and increased its allowance for credit losses, even though actual realized net charge-offs were very low.

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

The Bank’s allowance for credit losses as a percentage of total loans was 1.56% and 1.32% at June 30, 2021 and December 31, 2020, respectively. Prior to January 1, 2021, the ratio excluded the FDIC-assisted acquired loans. Management considers the allowance for credit losses adequate to cover losses inherent in the Bank’s loan portfolio at June 30, 2021, based on recent reviews of the Bank’s loan portfolio and current economic conditions. If challenging economic conditions were to last longer than anticipated or deteriorate further or management’s assessment of the loan portfolio were to change, additional loan loss provisions could be required, thereby adversely affecting the Company’s future results of operations and financial condition.

Non-performing Assets

As a result of changes in balances and composition of the loan portfolio, changes in economic and market conditions and other factors specific to a borrower’s circumstances, the level of non-performing assets will fluctuate.

Prior to adoption of the CECL accounting standard on January 1, 2021, FDIC-acquired non-performing assets, including foreclosed assets and potential problem loans, were not included in the totals or in the discussion of non-performing loans, potential problem loans and foreclosed assets. These assets were initially recorded at their estimated fair values as of their acquisition dates and accounted for in pools. The loan pools were analyzed rather than the individual loans. The performance of the loan pools acquired in each of the Company’s five FDIC-assisted transactions has been better than expectations as of the acquisition dates. In the tables below, FDIC-acquired assets are included in their particular collateral categories and then the total FDIC-acquired assets are subtracted from the total balances.

At June 30, 2021, non-performing assets, including FDIC-acquired assets, were $8.6 million, an increase of $465,000 from $8.1 million at December 31, 2020. Non-performing assets as a percentage of total assets were 0.15% at both June 30, 2021 and December 31, 2020. At June 30, 2021, non-performing assets, excluding all FDIC-acquired assets, were $5.5 million, an increase of $1.7 million from $3.8 million at December 31, 2020. Excluding all FDIC-acquired assets, non-performing assets as a percentage of total assets were 0.10% at June 30, 2021, compared to 0.07% at December 31, 2020.

Compared to December 31, 2020, and excluding all FDIC-acquired loans, non-performing loans increased $2.4 million, to $5.4 million at June 30, 2021, and foreclosed assets decreased $643,000, to $134,000 at June 30, 2021. Including all FDIC-acquired loans, when compared to December 31, 2020, non-performing loans increased $939,000, to $7.8 million at June 30, 2021, and foreclosed assets decreased $474,000, to $749,000 at June 30, 2021. Non-performing commercial real estate loans comprised $3.3 million, or 42.3%, of the total non-performing loans at June 30, 2021, an increase of $2.5 million from December 31, 2020. Non-performing one- to four-family residential loans comprised $3.1 million, or 39.4%, of the total non-performing loans at June 30, 2021, a decrease of $1.4 million from December 31, 2020. The majority of the non-performing FDIC-acquired loans are in the one- to four-family category. Non-performing consumer loans comprised $869,000, or 11.1%, of the total non-performing loans at June 30, 2021, a decrease of $399,000 from December 31, 2020. Non-performing construction and land development loans comprised $468,000, or 6.0%, of the total non-performing loans at June 30, 2021, an increase of $468,000 from December 31, 2020. Non-performing commercial business loans comprised $99,000, or 1.2%, of the total non-performing loans at June 30, 2021, a decrease of $15,000 from December 31, 2020.

Non-performing Loans. Activity in the non-performing loans category during the six months ended June 30, 2021 was as follows:

				Transfers to	Transfers to
	Beginning	Additions	Removed	Potential	Foreclosed			Ending
	Balance,	to Non-	from Non-	Problem	Assets and	Charge-		Balance,
	January 1	Performing	Performing	Loans	Repossessions	Offs	Payments	June 30

	(In Thousands)
One- to four-family construction	$—	$—	$—	$—	$—	$—	$—	$—
Subdivision construction	—	—	—	—	—	—	—	—
Land development	—	622	—	—	—	(154)	—	468
Commercial construction	—	—	—	—	—	—	—	—
One- to four-family residential	4,465	501	(528)	—	(183)	(62)	(1,112)	3,081
Other residential	190	—	(185)	—	—	—	(5)	—
Commercial real estate	849	2,556	(88)	—	—	—	(9)	3,308
Commercial business	114	—	—	—	—	—	(15)	99
Consumer	1,268	260	(231)	—	(60)	(165)	(203)	869
Total non-performing loans	6,886	3,939	(1,032)	—	(243)	(381)	(1,344)	7,825
Less: FDIC-acquired loans	3,843	85	(742)	—	(183)	(94)	(470)	2,439

Total non-performing loans net of FDIC-acquired loans	$3,043	$3,854	$(290)	$—	$(60)	$(287)	$(874)	$5,386

At June 30, 2021, the non-performing one- to four-family residential category included 52 loans, three of which were added during 2021. The largest relationship in the category totaled $340,000, or 11.0% of the total category. The non-performing commercial real estate category included five loans, two of which were added during 2021. The largest relationship in the category was added during 2021 and totaled $2.4 million, or 71.2% of the total category. It is collateralized by an office building in the Chicago, Ill., area. The non-performing consumer category included 47 loans, 11 of which were added in 2021, and the majority of which are indirect used automobile loans. The non-performing land development category consisted of one loan added during 2021, which totaled $468,000 and is collateralized by unimproved zoned vacant ground in southern Illinois.

In the table above, loans that were modified under the guidance provided by the CARES Act are not non-performing loans as they are current under their modified terms. For additional information about these loan modifications, see the “Loan Modifications” section of this report.

Potential Problem Loans. Compared to December 31, 2020, and excluding all FDIC-acquired loans, potential problem loans decreased $985,000, to $3.3 million at June 30, 2021. Compared to December 31, 2020, potential problem loans, including the FDIC-assisted acquired loans, decreased $1.2 million, or 19.7%, to $4.7 million at June 30, 2021. This decrease was primarily due to payments of $500,000 on potential problem loans, $576,000 in loans upgraded and removed from the potential problem loan category, $34,000 in loans transferred to foreclosed assets and repossessions, $53,000 in loans transferred to non-performing, and $61,000 in loan charge-offs, partially offset by $73,000 in loans added to potential problem loans. Potential problem loans are loans which management has identified through routine internal review procedures as having possible credit problems that may cause the borrowers difficulty in complying with the current repayment terms. These loans are not reflected in non-performing assets.

Due to the continued economic uncertainty associated with COVID-19, it is possible that we could experience an increase in potential problem loans during the remainder of 2021. As noted, we experienced an increased level of loan modifications in late March through June 2020; however, loan modifications have continued to trend down through June 30, 2021. In accordance with the CARES Act and guidance from the banking regulatory agencies, we made certain short-term modifications to loan terms to help our customers navigate through the current pandemic situation. Although loan modifications were made, they did not result in these loans being classified as TDRs, potential problem loans or non-performing loans. If more severe or lengthier negative impacts of the COVID-19 pandemic occur or the effects of the SBA loan programs and other loan and stimulus programs do not enable companies and individuals to completely recover financially, this could result in longer-term modifications, which may be deemed to be TDRs, additional potential problem loans and/or additional non-performing loans. Further actions on our part, including additions to the allowance for credit losses, could result.

Activity in the potential problem loans categories during the six months ended June 30, 2021, was as follows:

			Removed		Transfers to
	Beginning	Additions	from	Transfers to	Foreclosed			Ending
	Balance,	to Potential	Potential	Non-	Assets and	Charge-		Balance,
	January 1	Problem	Problem	Performing	Repossessions	Offs	Payments	June 30

	(In Thousands)
One- to four-family construction	$—	$—	$—	$—	$—	$—	$—	$—
Subdivision construction	21	—	—	—	—	—	(4)	17
Land development	—	—	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—	—	—
One- to four-family residential	2,157	—	—	(52)	—	—	(300)	1,805
Other residential	—	—	—	—	—	—	—	—
Commercial real estate	3,080	—	(554)	—	—	—	(49)	2,477
Commercial business	—	—	—	—	—	—	—	—
Consumer	588	73	(22)	(1)	(34)	(61)	(147)	396
Total potential problem loans	5,846	73	(576)	(53)	(34)	(61)	(500)	4,695
Less: FDIC-acquired loans	1,523	—	—	—	—	—	(166)	1,357

Total potential problem loans net of FDIC-acquired loans	$4,323	$73	$(576)	$(53)	$(34)	$(61)	$(334)	$3,338

At June 30, 2021, the commercial real estate category of potential problem loans included three loans, none of which were added during 2021. The largest relationship in this category (added during 2018), which totaled $1.7 million, or 70.3% of the total category, is collateralized by a mixed use commercial retail building in St. Louis, Mo. Payments were current on this relationship at June 30, 2021. A single loan of $554,000 in the commercial real estate category of potential problem loans (added during 2020) was upgraded and removed from the potential problem loans category after six months of consecutive payments. The one- to four-family residential category of potential problem loans included 29 loans, none of which were added during 2021. The largest relationship in this category totaled $314,000, or 17.4% of the total category. The consumer category of potential problem loans included 32 loans, six of which were added during 2021, and the majority of which are indirect used automobile loans.

Other Real Estate Owned and Repossessions. Of the total $1.0 million of other real estate owned and repossessions at June 30, 2021, $284,000 represents properties which were not acquired through foreclosure.

Activity in other real estate owned and repossessions during the six months ended June 30, 2021, was as follows:

	Beginning					Ending
	Balance,			Capitalized	Write-	Balance,
	January 1	Additions	Sales	Costs	Downs	June 30

	(In Thousands)

One- to four-family construction	$—	$—	$—	$—	$—	$—
Subdivision construction	263	—	(169)	—	(94)	—
Land development	682	—	(250)	—	—	432
Commercial construction	—	—	—	—	—	—
One- to four-family residential	125	182	(124)	—	—	183
Other residential	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—
Consumer	153	417	(436)	—	—	134
Total foreclosed assets and repossessions	1,223	599	(979)	—	(94)	749
Less: FDIC acquired assets	446	183	(14)	—	—	615

Total foreclosed assets and repossessions net of FDIC-acquired assets	$777	$416	$(965)	$—	$(94)	$134

At June 30, 2021, the land development category of foreclosed assets consisted of one property located in central Iowa (this was an FDIC-acquired asset), which was added prior to 2021. The one- to four-family residential category of foreclosed assets consisted of two properties (both of which were FDIC-acquired assets), both of which were added during 2021. The amount of additions and sales in the consumer category are due to the volume of repossessions of automobiles, which generally are subject to a shorter repossession process.

Loans Classified “Watch”

The Company reviews the credit quality of its loan portfolio using an internal grading system that classifies loans as “Satisfactory,” “Watch,” “Special Mention,” “Substandard” and “Doubtful.” Loans classified as “Watch” are being monitored because of indications of potential weaknesses or deficiencies that may require future classification as special mention or substandard. In the six months ended June 30, 2021, loans classified as “Watch” decreased $21.3 million, from $64.8 million at December 31, 2020 to $44.4 million at June 30, 2021. This decrease was primarily due to loans being upgraded out of the “watch” category, which primarily included one $14.3 million relationship collateralized by a shopping center and one $3.9 million relationship collateralized by a shopping center and other real estate and business assets. See Note 6 for further discussion of the Company’s loan grading system.

Non-interest Income

For the three months ended June 30, 2021, non-interest income increased $1.3 million to $9.6 million when compared to the three months ended June 30, 2020, primarily as a result of the following items:

Net gains on loan sales: Net gains on loan sales increased $772,000 compared to the prior year quarter. The increase was due to an increase in originations of fixed-rate single-family mortgage loans during the 2021 period compared to the 2020 period. Fixed rate single-family mortgage loans originated are generally subsequently sold in the secondary market. These loan originations increased substantially when market interest rates decreased to historically low levels in 2020.

Point-of-sale and ATM fees: Point-of-sale and ATM fees increased $967,000 compared to the prior year period. This increase was primarily due to a reduction in customer usage in the second quarter of 2020 as the COVID-19 pandemic caused many businesses to close and large portions of the U. S. population were required to stay at home for a period of time. In the quarter ended June 30, 2021, debit card and ATM usage by customers was back to normal levels, and in some cases, increased levels of activity.

Other income: Other income decreased $740,000 compared to the prior year quarter. In the 2020 period, the Company recognized approximately $823,000 of fee income related to newly-originated interest rate swaps in the Company’s back-to-back swap program with loan customers and swap counterparties. Fewer of these types of transactions occurred in the 2021 period, resulting in less fee income.

For the six months ended June 30, 2021, non-interest income increased $3.7 million to $19.3 million when compared to the six months ended June 30, 2020, primarily as a result of the following items:

Net gains on loan sales: Net gains on loan sales increased $2.9 million compared to the prior year period. The increase was due to an increase in originations of fixed-rate single-family mortgage loans during the 2021 period compared to the 2020 period. As noted above, these loan originations increased substantially when market interest rates decreased to historically low levels in 2020.

Point-of-sale and ATM fees: Point-of-sale and ATM fees increased $1.5 million compared to the prior year period. This increase was due to the same conditions as noted above in the comparison of the three-month periods.

Gain (loss) on derivative interest rate products: In the 2021 period, the Company recognized a gain of $295,000 on the change in fair value of its back-to-back interest rate swaps related to commercial loans. In the 2020 period, the Company recognized a loss of $514,000 on the change in fair value of its back-to-back interest rate swaps related to commercial loans. Generally, as market interest rates increase, this creates a net increase in the fair value of these instruments. This is a non-cash item as there was no required settlement of this amount between the Company and its swap counterparties.

Other income: Other income decreased $1.4 million compared to the prior year period. In the 2020 period, the Company recognized approximately $1.3 million of fee income related to newly-originated interest rate swaps in the Company’s back-to-back swap program with loan customers and swap counterparties, with fewer of these transactions and related fee income generated in the current period. The Company also recognized approximately $441,000 in income related to the exit of certain tax credit partnerships during the six months ended June 30, 2020.

Non-interest Expense

For the three months ended June 30, 2021, non-interest expense increased $843,000 to $30.2 million when compared to the three months ended June 30, 2020, primarily as a result of the following item:

Salaries and employee benefits: Salaries and employee benefits increased $1.1 million from the prior year period. The increase was primarily due to annual employee compensation merit increases and increased incentives in the operations and lending areas, including mortgage lending where new loan originations and sales of many of these loans increased. In addition, compensation expense was lower in the 2020 period by approximately $400,000 compared to the 2021 period as a result of loan origination costs which were deferred and amortized.

For the six months ended June 30, 2021, non-interest expense increased $349,000 to $60.5 million when compared to the six months ended June 30, 2020, primarily as a result of the following items:

Insurance: Insurance expense increased $603,000 compared to the prior year period. This increase was primarily due to an increase in FDIC deposit insurance premiums. In 2020, the Company had a credit with the FDIC for a portion of premiums previously paid to the deposit insurance fund. The remaining deposit insurance fund credit was utilized in 2020 in addition to $157,000 in premiums being due for the six months ended June 30, 2020, while the premium expense was $713,000 in the six months ended June 30, 2021.

Expense on other real estate owned and repossessions: Expense on other real estate owned and repossessions decreased $377,000 compared to the prior year period primarily due to sales of most foreclosed assets and a smaller amount of repossessed automobiles in the current period, plus higher valuation write-downs of certain foreclosed assets during the prior year period. During the 2020 period, sales and valuation write-downs of certain foreclosed assets totaled a net expense of $142,000, while sales and valuation write-downs in the 2021 period totaled a net gain of $29,000.

The Company’s efficiency ratio for the three months ended June 30, 2021, was 55.63% compared to 56.75% for the same period in 2020. The Company’s efficiency ratio for the six months ended June 30, 2021, was 55.98% compared to 57.84% for the same period in 2020. In the three- and six-month periods ended June 30, 2021, the improved efficiency ratio was due to an increase in net interest income and an increase in non-interest income, partially offset by an increase in non-interest expense. The Company’s ratio of non-interest expense to average assets was 2.16% and 2.17% for the three months ended June 30, 2021 and 2020, respectively. The Company’s ratio of non-interest expense to average assets was 2.19% and 2.32% for the six months ended June 30, 2021 and 2020, respectively. Average assets for the three months ended June 30, 2021, increased $181.6 million, or 3.4%, from the three months ended June 30, 2020, primarily due to increases in investment securities and interest bearing cash equivalents, offset by a decrease in net loans receivable. Average assets for the six months ended June 30, 2021, increased $343.6 million, or 6.6%, from the six months ended June 30, 2020, primarily due to increases in loans receivable, investment securities and interest bearing cash equivalents.

Provision for Income Taxes

For the three months ended June 30, 2021 and 2020, the Company's effective tax rate was 20.8% and 19.3%, respectively. For the six months ended June 30, 2021 and 2020, the Company's effective tax rate was 20.9% and 17.4%, respectively. These effective rates were at or below the statutory federal tax rate of 21%, due primarily to the utilization of certain investment tax credits and to tax-exempt investments and tax-exempt loans, which reduced the Company’s effective tax rate. The Company’s effective tax rate may fluctuate in future periods as it is impacted by the level and timing of the Company’s utilization of tax credits, the level of tax-exempt investments and loans, the amount of taxable income in various state jurisdictions and the overall level of pre-tax income. The higher effective tax rate in the 2021 six-month period was due to higher overall income, lower levels of low income housing tax credits and less tax-exempt interest income compared to prior periods. The Company's effective income tax rate is currently generally expected to remain at or below the statutory federal tax rate due primarily to the factors noted above. The Company currently expects its effective tax rate (combined federal and state) will be approximately 20.0% to 21.0% in future periods.

Average Balances, Interest Rates and Yields

The following tables present, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. Average balances of loans receivable include the average balances of non-accrual loans for each period. Interest income on loans includes interest received on non-accrual loans on a cash basis. Interest income on loans includes the amortization of net loan fees which were deferred in accordance with accounting standards. Net fees included in interest income were $2.5 million and $1.5 million for the three months ended June 30, 2021 and 2020, respectively. Net fees included in interest income were $5.0 million and $2.6 million for the six months ended June 30, 2021 and 2020, respectively. Tax-exempt income was not calculated on a tax equivalent basis. The table does not reflect any effect of income taxes.

	June 30,	Three Months Ended			Three Months Ended
	2021(2)	June 30, 2021			June 30, 2020
	Yield/	Average		Yield/	Average		Yield/
	Rate	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars in Thousands)
Interest-earning assets:
Loans receivable:
One- to four-family residential	3.44%	$675,562	$6,361	3.78%	$652,281	$7,432	4.58%
Other residential	4.23	1,017,578	11,216	4.42	936,541	10,940	4.70
Commercial real estate	4.23	1,580,335	16,857	4.28	1,533,078	17,390	4.56
Construction	4.18	580,277	6,529	4.51	636,914	7,612	4.81
Commercial business	3.87	291,902	3,545	4.87	340,872	3,361	3.97
Other loans	4.93	222,004	2,644	4.78	293,432	3,891	5.33
Industrial revenue bonds(1)	4.45	14,509	208	5.74	9,757	222	9.16

Total loans receivable	4.34	4,382,167	47,360	4.33	4,402,875	50,848	4.64

Investment securities(1)	2.65	459,959	2,961	2.58	433,410	3,082	2.86
Other interest-earning assets	0.15	514,681	131	0.10	321,414	81	0.10

Total interest-earning assets	3.73	5,356,807	50,452	3.78	5,157,699	54,011	4.21
Non-interest-earning assets:
Cash and cash equivalents		99,333			97,468
Other non-earning assets		128,702			148,031
Total assets		$5,584,842			$5,403,198

Interest-bearing liabilities:
Interest-bearing demand and savings	0.14	$2,312,284	1,038	0.18	$1,838,077	1,862	0.41
Time deposits	0.74	1,212,900	2,419	0.80	1,789,349	7,179	1.61
Total deposits	0.34	3,525,184	3,457	0.39	3,627,426	9,041	1.00
Short-term borrowings, repurchase agreements and other interest-bearing liabilities	0.03	143,571	10	0.03	162,346	10	0.03
Subordinated debentures issued to capital trusts	1.78	25,774	113	1.76	25,774	167	2.60
Subordinated notes	5.91	148,676	2,188	5.90	89,840	1,338	5.99

Total interest-bearing liabilities	0.56	3,843,205	5,768	0.60	3,905,386	10,556	1.09
Non-interest-bearing liabilities:
Demand deposits		1,071,441			833,251
Other liabilities		43,402			39,824
Total liabilities		4,958,048			4,778,461
Stockholders’ equity		626,794			624,737
Total liabilities and stockholders’ equity		$5,584,842			$5,403,198

Net interest income:
Interest rate spread	3.17%		$44,684	3.18%		$43,455	3.12%
Net interest margin*				3.35%			3.39%
Average interest-earning assets to average interest- bearing liabilities		139.4%			132.1%

*    Defined as the Company’s net interest income divided by total average interest-earning assets.

(1)	Of the total average balances of investment securities, average tax-exempt investment securities were $40.9 million and $64.0 million for the three months ended June 30, 2021 and 2020, respectively. In addition, average tax-exempt loans and industrial revenue bonds were $17.9 million and $20.0 million for the three months ended June 30, 2021 and 2020, respectively. Interest income on tax-exempt assets included in this table was $428,000 and $538,000 for the three months ended June 30, 2021 and 2020, respectively. Interest income net of disallowed interest expense related to tax-exempt assets was $419,000 and $493,000 for the three months ended June 30, 2021 and 2020, respectively.
(2)	The yield on loans at June 30, 2021 does not include the impact of the accretable yield (income) on loans acquired in the FDIC-assisted transactions. See “Net Interest Income” for a discussion of the effect on results of operations for the three months ended June 30, 2021.

	June 30,	Six Months Ended			Six Months Ended
	2021(2)	June 30, 2021			June 30, 2020
	Yield/	Average		Yield/	Average		Yield/
	Rate	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars in Thousands)
Interest-earning assets:
Loans receivable:
One- to four-family residential	3.44%	$670,092	$12,878	3.88%	$628,076	$14,570	4.67%
Other residential	4.23	1,008,387	22,143	4.43	881,486	21,696	4.95
Commercial real estate	4.23	1,571,561	33,441	4.29	1,511,434	35,970	4.79
Construction	4.18	592,263	13,259	4.51	673,444	17,335	5.18
Commercial business	3.87	307,579	7,433	4.87	305,016	6,552	4.32
Other loans	4.93	229,709	5,535	4.86	305,435	8,424	5.55
Industrial revenue bonds(1)	4.45	14,715	380	5.21	10,015	431	8.65

Total loans receivable	4.34	4,394,306	95,069	4.36	4,314,906	104,978	4.89

Investment securities(1)	2.65	437,452	5,778	2.66	409,206	6,165	3.03
Other interest-earning assets	0.15	467,317	238	0.10	205,768	342	0.33

Total interest-earning assets	3.73	5,299,075	101,085	3.85	4,929,880	111,485	4.55
Non-interest-earning assets:
Cash and cash equivalents		96,786			94,124
Other non-earning assets		131,059			159,353
Total assets		$5,526,920			$5,183,357

Interest-bearing liabilities:
Interest-bearing demand and savings	0.14	$2,250,972	2,232	0.20	$1,706,794	3,979	0.47
Time deposits	0.74	1,262,220	5,447	0.87	1,751,125	15,639	1.80
Total deposits	0.34	3,513,192	7,679	0.44	3,457,919	19,618	1.14
Short-term borrowings, repurchase agreements and other interest-bearing liabilities	0.03	144,852	19	0.03	213,700	659	0.62
Subordinated debentures issued to capital trusts	1.78	25,774	226	1.77	25,774	383	2.99
Subordinated notes	5.91	148,595	4,388	5.95	82,087	2,432	5.96

Total interest-bearing liabilities	0.56	3,832,413	12,312	0.65	3,779,480	23,092	1.23
Non-interest-bearing liabilities:
Demand deposits		1,027,525			754,618
Other liabilities		43,645			37,385
Total liabilities		4,903,583			4,571,483
Stockholders’ equity		623,337			611,874
Total liabilities and stockholders’ equity		$5,526,920			$5,183,357

Net interest income:
Interest rate spread	3.17%		$88,773	3.20%		$88,393	3.32%
Net interest margin*				3.38%			3.61%
Average interest-earning assets to average interest- bearing liabilities		138.3%			130.4%

*    Defined as the Company’s net interest income divided by total average interest-earning assets.

(1)	Of the total average balances of investment securities, average tax-exempt investment securities were $43.0 million and $48.3 million for the six months ended June 30, 2021 and 2020, respectively. In addition, average tax-exempt loans and industrial revenue bonds were $18.3 million and $20.7 million for the six months ended June 30, 2021 and 2020, respectively. Interest income on tax-exempt assets included in this table was $846,000 and $1.1 million for the six months ended June 30, 2021 and 2020, respectively. Interest income net of disallowed interest expense related to tax-exempt assets was $822,000 and $971,000 for the six months ended June 30, 2021 and 2020, respectively.
(2)	The yield on loans at June 30, 2021 does not include the impact of the accretable yield (income) on loans acquired in the FDIC-assisted transactions. See “Net Interest Income” for a discussion of the effect on results of operations for the six months ended June 30, 2021.

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

	Three Months Ended June 30,
	2021 vs. 2020
	Increase (Decrease)		Total
	Due to		Increase
	Rate	Volume	(Decrease)

	(Dollars in Thousands)
Interest-earning assets:
Loans receivable	$(3,258)	$(230)	$(3,488)
Investment securities	(306)	185	(121)
Other interest-earning assets	—	50	50
Total interest-earning assets	(3,564)	5	(3,559)
Interest-bearing liabilities:
Demand deposits	(1,222)	398	(824)
Time deposits	(2,904)	(1,856)	(4,760)
Total deposits	(4,126)	(1,458)	(5,584)
Short-term borrowings	—	—	—
Subordinated debentures issued to capital trust	(54)	—	(54)
Subordinated notes	(20)	870	850
Total interest-bearing liabilities	(4,200)	(588)	(4,788)
Net interest income	$636	$593	$1,229

	Six Months Ended June 30,
	2021 vs. 2020
	Increase (Decrease)		Total
	Due to		Increase
	Rate	Volume	(Decrease)

	(Dollars in Thousands)
Interest-earning assets:
Loans receivable	$(11,763)	$1,854	$(9,909)
Investment securities	(787)	400	(387)
Other interest-earning assets	(343)	239	(104)
Total interest-earning assets	(12,893)	2,493	(10,400)
Interest-bearing liabilities:
Demand deposits	(2,749)	1,002	(1,747)
Time deposits	(6,611)	(3,581)	(10,192)
Total deposits	(9,360)	(2,579)	(11,939)
Short-term borrowings	(479)	(161)	(640)
Subordinated debentures issued to capital trust	(157)	—	(157)
Subordinated notes	(1)	1,957	1,956
Total interest-bearing liabilities	(9,997)	(783)	(10,780)
Net interest income	$(2,896)	$3,276	$380

Liquidity

Liquidity is a measure of the Company's ability to generate sufficient cash to meet present and future financial obligations in a timely manner through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. These obligations include the credit needs of customers, funding deposit withdrawals, and the day-to-day operations of the Company. Liquid assets include cash, interest-bearing deposits with financial institutions and certain investment securities and loans. As a result of the Company’s management of the ability to generate liquidity primarily through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors' requirements and meet its borrowers’ credit needs. At June 30, 2021, the Company had commitments of approximately $121.3 million to fund loan originations, $1.23 billion of unused lines of credit and unadvanced loans, and $15.1 million of outstanding letters of credit.

Loan commitments and the unfunded portion of loans at the dates indicated were as follows (in thousands):

	June 30,	March 31,	December 31,	December 31,	December 31,
	2021	2021	2020	2019	2018
Closed non-construction loans with unused available lines
Secured by real estate (one- to four-family)	$173,644	$170,353	$164,480	$155,831	$150,948
Secured by real estate (not one- to four-family)	20,269	25,754	22,273	19,512	11,063
Not secured by real estate - commercial business	75,476	71,132	77,411	83,782	87,480

Closed construction loans with unused available lines
Secured by real estate (one-to four-family)	63,471	52,653	42,162	48,213	37,162
Secured by real estate (not one-to four-family)	847,486	812,111	823,106	798,810	906,006

Loan Commitments not closed
Secured by real estate (one-to four-family)	66,037	93,229	85,917	69,295	24,253
Secured by real estate (not one-to four-family)	55,216	50,883	45,860	92,434	104,871
Not secured by real estate - commercial business	—	3,119	699	—	405

	$1,301,599	$1,279,234	$1,261,908	$1,267,877	$1,322,188

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

At June 30, 2021, the Company had these available secured lines and on-balance sheet liquidity:

Federal Home Loan Bank line	$944.3 million
Federal Reserve Bank line	$394.0 million
Cash and cash equivalents	$681.8 million
Unpledged securities	$251.9 million

Statements of Cash Flows. During both the six months ended June 30, 2021 and 2020, the Company had positive cash flows from operating activities and positive cash flows from financing activities. The Company had positive cash flows from investing activities during the six months ended June 30, 2021 and negative cash flows from investing activities during the six months ended June 30, 2020.

Cash flows from operating activities for the periods covered by the Statements of Cash Flows have been primarily related to changes in accrued and deferred assets, credits and other liabilities, the provision for credit losses, depreciation and amortization, realized gains on sales of loans and the amortization of deferred loan origination fees and discounts (premiums) on loans and investments, all of which are non-cash or non-operating adjustments to operating cash flows. Net income adjusted for non-cash and non-operating items and the origination and sale of loans held for sale were the primary source of cash flows from operating activities. Operating activities provided cash flows of $54.8 million and $35.4 million during the six months ended June 30, 2021 and 2020, respectively.

During the six months ended June 30, 2021, investing activities provided cash of $33.5 million, primarily due to the net repayment of loans and payments received on investment securities, partially offset by the purchase of investment securities and the purchase of loans. Investing activities in the 2020 period used cash of $259.5 million, primarily due to the net origination of loans and the purchase of investment securities, partially offset by the cash proceeds from the termination of interest rate derivatives and the payments received on investment securities.

Changes in cash flows from financing activities during the periods covered by the Statements of Cash Flows are due to changes in deposits after interest credited and changes in short-term borrowings, as well as advances from borrowers for taxes and insurance, dividend payments to stockholders, purchases of the Company’s common stock and the exercise of common stock options. Financing activities provided cash of $29.8 million and $477.6 million during the six months ended June 30, 2021 and 2020, respectively. In the 2021 six-month period, financing activities provided cash primarily as a result of net increases in checking account balances, partially offset by decreases in time deposits, decreases in short-term borrowings, dividends paid to stockholders and the purchase of the Company’s common stock. In the 2020 six-month period, financing activities provided cash primarily as a result of net increases in checking account balances, partially offset by decreases in short-term borrowings, dividends paid to stockholders and the purchase of the Company’s common stock. In the 2020 period, the Company also received cash proceeds from the issuance of subordinated notes.

Capital Resources

Management continuously reviews the capital position of the Company and the Bank to ensure compliance with minimum regulatory requirements, as well as to explore ways to increase capital either by retained earnings or other means.

At June 30, 2021, the Company's total stockholders' equity and common stockholders’ equity were each $629.6 million, or 11.3% of total assets, equivalent to a book value of $46.09 per common share. As of December 31, 2020, total stockholders’ equity and common stockholders’ equity were each $629.7 million, or 11.4% of total assets, equivalent to a book value of $45.79 per common share. At June 30, 2021, the Company’s tangible common equity to tangible assets ratio was 11.2%, compared to 11.3% at December 31, 2020 (See Non-GAAP Financial Measures below).

Included in stockholders’ equity at June 30, 2021 and December 31, 2020, were unrealized gains (net of taxes) on the Company’s available-for-sale investment securities totaling $15.5 million and $23.3 million, respectively. This decrease in unrealized gains primarily resulted from rising market interest rates, which decreased the fair value of investment securities.

Also included in stockholders’ equity at June 30, 2021, were realized gains (net of taxes) on the Company’s cash flow hedge (interest rate swap), which was terminated in March 2020, totaling $26.8 million. This amount, plus associated deferred taxes, is expected to be accreted to interest income over the remaining term of the original interest rate swap contract, which was to end in October 2025. At June 30, 2021, the remaining pre-tax amount to be recorded in interest income was $34.7 million. The net effect on total stockholders’ equity over time will be no impact as the reduction of this realized gain will be offset by an increase in retained earnings (as the interest income flows through pre-tax income).

Banks are required to maintain minimum risk-based capital ratios. These ratios compare capital, as defined by the risk-based regulations, to assets adjusted for their relative risk as defined by the regulations. Under current guidelines banks must have a minimum common equity Tier 1 capital ratio of 4.50%, a minimum Tier 1 risk-based capital ratio of 6.00%, a minimum total risk-based capital ratio of 8.00%, and a minimum Tier 1 leverage ratio of 4.00%. To be considered "well capitalized," banks must have a minimum common equity Tier 1 capital ratio of 6.50%, a minimum Tier 1 risk-based capital ratio of 8.00%, a minimum total risk-based capital ratio of 10.00%, and a minimum Tier 1 leverage ratio of 5.00%. On June 30, 2021, the Bank's common equity Tier 1 capital ratio was 14.4%, its Tier 1 capital ratio was 14.4%, its total capital ratio was 15.6% and its Tier 1 leverage ratio was 11.7%. As a result, as of June 30, 2021, the Bank was well capitalized, with capital ratios in excess of those required to qualify as such. On December 31, 2020, the Bank's common equity Tier 1 capital ratio was 13.7%, its Tier 1 capital ratio was 13.7%, its total capital ratio was 14.9% and its Tier 1 leverage ratio was 11.8%. As a result, as of December 31, 2020, the Bank was well capitalized, with capital ratios in excess of those required to qualify as such.

The FRB has established capital regulations for bank holding companies that generally parallel the capital regulations for banks. On June 30, 2021, the Company's common equity Tier 1 capital ratio was 13.0%, its Tier 1 capital ratio was 13.6%, its total capital ratio was 18.1% and its Tier 1 leverage ratio was 11.0%. To be considered well capitalized, a bank holding company must have a Tier 1 risk-based capital ratio of at least 6.00% and a total risk-based capital ratio of at least 10.00%. As of June 30, 2021, the Company was considered well capitalized, with capital ratios in excess of those required to qualify as such. On December 31, 2020, the Company's common equity Tier 1 capital ratio was 12.2%, its Tier 1 capital ratio was 12.7%, its total capital ratio was 17.2% and its Tier 1 leverage ratio was 10.9%. As of December 31, 2020, the Company was considered well capitalized, with capital ratios in excess of those required to qualify as such.

In addition to the minimum common equity Tier 1 capital ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio, the Company and the Bank have to maintain a capital conservation buffer consisting of additional common equity Tier 1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses. At June 30, 2021, the Company and the Bank both had additional common equity Tier 1 capital in excess of the buffer amount.

On June 30, 2021, the Company announced its intention to redeem on August 15, 2021 all of the Company’s outstanding 5.25% fixed-to-floating rate subordinated notes due August 15, 2026, with an aggregate principal balance of $75 million. The total redemption price will be 100% of the aggregate principal balance of the subordinated notes plus accrued and unpaid interest. The Company will utilize excess cash on hand for the redemption payment. The annual combined interest expense and amortization of deferred issuance costs on these subordinated notes has been approximately $4.3 million. These subordinated notes have been included as capital in the Company’s calculation of its total capital ratio.

For additional information, see “Item 1. Business--Government Supervision and Regulation-Capital” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Dividends. During the three months ended June 30, 2021, the Company declared a common stock cash dividend of $0.34 per share, or 23% of net income per diluted common share for that three month period, and paid a common stock cash dividend of $0.34 per share (which was declared in March 2021). During the three months ended June 30, 2020, the Company declared common stock cash dividends of $0.34 per share, or 37% of net income per diluted common share for that three month period, and paid common stock cash dividends of $0.34 per share (which was declared in March 2020). During the six months ended June 30, 2021, the Company declared common stock cash dividends of $0.68 per share, or 24% of net income per diluted common share for that six month period, and paid common stock cash dividends of $0.68 per share ($0.34 of which was declared in December 2020). During the six months ended June 30, 2020, the Company declared common stock cash dividends of $1.68 per share, or 85% of net income per diluted common share for that six month period, and paid common stock cash dividends of $1.68 per share ($0.34 of which was declared in December 2019). The total dividends declared during the six months ended June 30, 2020, consisted of regular cash dividends of $0.68 per share and a special cash dividend of $1.00 per share. The Board of Directors meets regularly to consider the level and the timing of dividend payments. The $0.34 per share dividend declared but unpaid as of June 30, 2021, was paid to stockholders in July 2021.

Common Stock Repurchases and Issuances. The Company has been in various buy-back programs since May 1990. During the three months ended June 30, 2021, the Company issued 33,227 shares of stock at an average price of $44.36 per share to cover stock option exercises and repurchased 67,514 shares of its common stock at an average price of $54.50 per share. During the three months ended June 30, 2020, the Company issued 600 shares of stock at an average price of $23.19 per share to cover stock option exercises and did not repurchase any shares of its common stock. During the six months ended June 30, 2021, the Company issued 49,131 shares of stock at an average price of $42.66 per share to cover stock option exercises and repurchased 142,379 shares of its common stock at an average price of $52.39 per share. During the six months ended June 30, 2020, the Company issued 7,075 shares of stock at an average price of $36.36 per share to cover stock option exercises and repurchased 183,707 shares of its common stock at an average price of $44.36 per share.

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

Non-GAAP Reconciliation: Ratio of Tangible Common Equity to Tangible Assets

	June 30, 2021	December 31, 2020

	(Dollars in Thousands)

Common equity at period end	$629,557	$629,741
Less: Intangible assets at period end	6,397	6,944
Tangible common equity at period end (a)	$623,160	$622,797

Total assets at period end	$5,577,582	$5,526,420
Less: Intangible assets at period end	6,397	6,944
Tangible assets at period end (b)	$5,571,185	$5,519,476

Tangible common equity to tangible assets (a) / (b)	11.19%	11.28%

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

The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained despite fluctuations in prevailing interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time. The difference, or the interest rate repricing "gap," provides an indication of the extent to which an institution's interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities repricing during the same period, and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets during the same period. Generally, during a period of rising interest rates, a negative gap within shorter repricing periods would adversely affect net interest income, while a positive gap within shorter repricing periods would result in an increase in net interest income. During a period of falling interest rates, the opposite would be true. As of June 30, 2021, Great Southern's interest rate risk models indicate that, generally, rising interest rates are expected to have a positive impact on the Company's net interest income, while declining interest rates are expected to have a negative impact on net interest income. We model various interest rate scenarios for rising and falling rates, including both parallel and non-parallel shifts in rates. The results of our modeling indicate that net interest income is not likely to be significantly affected either positively or negatively in the first twelve months following a rate change, regardless of any changes in interest rates, because our portfolios are relatively well matched in a twelve-month horizon. In a situation where market interest rates decrease significantly in a short period of time, as they did in March 2020, our net interest margin decrease may be more pronounced in the very near term (first one to three months), due to fairly rapid decreases in LIBOR interest rates. In the subsequent months we expect that the net interest margin would stabilize and begin to improve, as renewal interest rates on maturing time deposits are expected to decrease compared to the current rates paid on those products. Subsequent to June 30, 2021, cumulative time deposit maturities are as follows: within three months --$339 million; within six months -- $555 million; and within twelve months -- $864 million. At June 30, 2021, the weighted average interest rates on these various cumulative maturities were 0.70%, 0.71% and 0.69%, respectively.

The current level and shape of the interest rate yield curve poses challenges for interest rate risk management. Prior to its increase of 0.25% on December 16, 2015, the FRB had last changed interest rates on December 16, 2008. This was the first rate increase since September 29, 2006. The FRB also implemented rate change increases of 0.25% on eight additional occasions beginning December 14, 2016 and through December 31, 2018, with the Federal Funds rate reaching as high as 2.50%. After December 2018, the FRB paused its rate increases and, in July, September and October 2019, implemented rate decreases of 0.25% on each of those occasions. At December 31, 2019, the Federal Funds rate stood at 1.75%. In response to the COVID-19 pandemic, the FRB decreased interest rates on two occasions in March 2020, a 0.50% decrease on March 3rd and a 1.00% decrease on March 16th. At June 30, 2021, the Federal Funds rate stood at 0.25%. A substantial portion of Great Southern’s loan portfolio ($1.94 billion at June 30, 2021) is tied to the one-month or three-month LIBOR index and will be subject to adjustment at least once within 90 days after June 30, 2021. Of these loans, $1.93 billion had interest rate floors. Great Southern also has a portfolio of loans ($254 million at June 30, 2021) tied to a "prime rate" of interest and will adjust immediately with changes to the “prime rate” of interest. During 2020, we experienced some compression of our net interest margin due to Federal Fund rate cuts totaling 1.50%. Margin compression primarily resulted from generally slower changing average interest rates on deposits and borrowings and lower yields on loans and other interest-earning assets. LIBOR interest rates decreased further in April and May of 2020, putting pressure on loan yields during most of 2020 and into 2021, and strong pricing competition for loans and deposits remains in most of our markets.

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

In order to minimize the potential for adverse effects of material and prolonged increases and decreases in interest rates on Great Southern’s results of operations, Great Southern has adopted asset and liability management policies to better match the maturities and repricing terms of Great Southern’s interest-earning assets and interest-bearing liabilities. Management recommends and the Board of Directors sets the asset and liability policies of Great Southern which are implemented by the Asset and Liability Committee. The Asset and Liability Committee is chaired by the Chief Financial Officer and is comprised of members of Great Southern’s senior management. The purpose of the Asset and Liability Committee is to communicate, coordinate and control asset/liability management consistent with Great Southern’s business plan and board-approved policies. The Asset and Liability Committee establishes and monitors the volume and mix of assets and funding sources, taking into account relative costs and spreads, interest rate sensitivity and liquidity needs. The objectives are to manage assets and funding sources to produce results that are consistent with liquidity, capital adequacy, growth, risk, and profitability goals. The Asset and Liability Committee meets on a monthly basis to review, among other things, economic conditions and interest rate outlook, current and projected liquidity needs and capital positions and anticipated changes in the volume and mix of assets and liabilities. At each meeting, the Asset and Liability Committee recommends appropriate strategy changes based on this review. The Chief Financial Officer or his designee is responsible for reviewing and reporting on the effects of the policy implementations and strategies to the Board of Directors at their monthly meetings.

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

ITEM 4. CONTROLS AND PROCEDURES

We maintain a system of disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) that is designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate. An evaluation of our disclosure controls and procedures was carried out as of June 30, 2021, under the supervision and with the participation of our principal executive officer, principal financial officer and several other members of our senior management. Our principal executive officer and principal financial officer concluded that, as of June 30,2021, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the principal executive officer and principal financial officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table reflects the Company’s repurchase activity during the three months ended June 30, 2021.

			Total Number of	Maximum Number
	Total Number	Average	Shares Purchased	of Shares that May
	of Shares	Price	as Part of Publicly	Yet Be Purchased
	Purchased	Per Share	Announced Plan	Under the Plan(1)

April 1, 2021 – April 30, 2021	—	$—	—	861,670
May 1, 2021 – May 31, 2021	—	—	—	861,670
June 1, 2021 – June 30, 2021	67,514	54.50	67,514	794,156
	67,514	$54.50	67,514
(1)	Amount represents the number of shares available to be repurchased under the current program as of the last calendar day of the month shown.

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

The Registrant’s 2003 Stock Option and Incentive Plan previously filed with the Commission (File No. 000-18082) as Annex A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 14, 2003, is incorporated herein by reference as Exhibit 10.2.*

The Amended and Restated Employment Agreement, dated November 4, 2019, between the Registrant and William V. Turner previously filed with the Commission (File no. 000-18082) as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019, is incorporated herein by reference as Exhibit 10.3.*

The Amended and Restated Employment Agreement, dated November 4, 2019, between the Registrant and Joseph W. Turner previously filed with the Commission (File no. 000-18082) as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period fiscal year ended September 30, 2019, is incorporated herein by reference as Exhibit 10.4.*

Amendment No. 1, dated as of March 5, 2020, to the Amended and Restated Employment Agreement with Joseph W. Turner previously filed with the Commission (File no. 000-18082) as Exhibit 10.4A to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020 is incorporated herein by reference as Exhibit 10.4A.*

The form of incentive stock option agreement under the Registrant’s 2003 Stock Option and Incentive Plan previously filed with the Commission as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File no. 000-18082) filed on February 24, 2005 is incorporated herein by reference as Exhibit 10.5.*

The form of non-qualified stock option agreement under the Registrant’s 2003 Stock Option and Incentive Plan previously filed with the Commission as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File no. 000-18082) filed on February 24, 2005 is incorporated herein by reference as Exhibit 10.6.*

A description of the current salary and bonus arrangements for 2021 for the Registrant’s executive officers previously filed with the Commission as Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 is incorporated herein by reference as Exhibit 10.7.*

A description of the current fee arrangements for the Registrant’s directors previously filed with the Commission as Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 is incorporated herein by reference as Exhibit 10.8.*

Small Business Lending Fund – Securities Purchase Agreement, dated August 18, 2011, between the Registrant and the Secretary of the United States Department of the Treasury, previously filed with the Commission as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 18, 2011, is incorporated herein by reference as Exhibit 10.9.

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

None.

(101)

Attached as Exhibit 101 are the following financial statements from the Great Southern Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated statements of financial condition, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows and (v) notes to consolidated financial statements.

(104)	Cover Page Interactive Data File formatted in Inline XBRL (contained in Exhibit 101).

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Great Southern Bancorp, Inc.

Date: August 5, 2021	/s/ Joseph W. Turner
Joseph W. Turner President and Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2021	/s/ Rex A. Copeland
Rex A. Copeland Treasurer (Principal Financial and Accounting Officer)